Form 10-Q
period 2012-06-30
HMS INCOME FUND, INC.
filed 2012-08-13
CIK 1535778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number: 814-00939

HMS Income Fund, Inc.

(Exact Name of Registrant as Specified in its Charter)

Maryland	45-3999996
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2800 Post Oak Boulevard Suite 5000 Houston, Texas	77056-6118
(Address of Principal Executive Offices)	(Zip Code)

(888) 220-6121

(Registrant’s telephone number, including area code)

Not applicable

(Former name, former address and formal fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The issuer has 1,123,157 shares of common stock outstanding as of August 13, 2012.

i

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

HMS Income Fund, Inc.

Balance Sheets
(in thousands, except per share and per unit amounts)

	June 30, 2012 (Unaudited)	December 31, 2011
ASSETS
Portfolio investments at fair value:
Non-Control/Non-Affiliate investments (cost: $16,177 and $16,423 as of June 30, 2012 and December 31, 2011)	$16,307	$16,387
Cash and cash equivalents	472	942
Interest receivable and other assets	18	26
Due from affiliate	303	170
Deferred offering costs	1,686	—
Deferred financing costs (net of accumulated amortization of $7 and $2 as of June 30, 2012 and December 31, 2011)	241	27
Total assets	$19,027	$17,552
LIABILITIES
Accounts payable and other liabilities	$153	$18
Distribution payable	65	—
Due to affiliates	1,691	14
Note payable	7,000	—
Note payable to affiliate	—	7,500
Total liabilities	8,909	7,532
Commitments and contingencies
NET ASSETS
Membership interests; 1,111,111 units outstanding as of December 31, 2011	—	1
Common Stock, $.001 par value; 150,000,000 shares authorized, 1,123,157 issued and outstanding as of June 30, 2012	1	—
Additional paid in capital	9,999	9,999
Accumulated net investment income, net of distributions	1	56
Net unrealized appreciation (depreciation)	117	(36)
Total net assets	10,118	10,020
Total liabilities and net assets	$19,027	$17,552
Net asset value per share / per unit	$9.01	$9.02

See notes to the financial statements.

HMS Income Fund, Inc.

Statements of Operations
(in thousands, except shares and per share amounts)
(Unaudited)

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
INVESTMENT INCOME:
Interest income:
Non-Control/Non-Affiliate investments	$410	$825
Total interest income	410	825
EXPENSES:
Interest expense	89	156
Management and incentive fees	49	49
Administrative services	25	25
Professional fees	20	20
Insurance	15	15
Other	15	24
Expenses before fee and expense waivers	213	289
Waiver of management and incentive fees	(49)	(49)
Waiver of administrative services expense	(25)	(25)
Total expenses, net of fee and expense waivers	139	215
NET INVESTMENT INCOME	271	610
NET UNREALIZED APPRECIATION (DEPRECIATION)
Portfolio investments	(2)	153
Total net unrealized appreciation (depreciation)	(2)	153
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$269	$763
NET INVESTMENT INCOME PER SHARE – BASIC AND DILUTED	$0.24	$0.54
EARNINGS PER SHARE – BASIC AND DILUTED	$0.24	$0.68
DISTRIBUTIONS DECLARED PER SHARE	$0.59	$0.59
WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	1,123,157	1,123,157

See notes to the financial statements.

HMS Income Fund, Inc.

Statement of Changes in Net Assets
For the Six Months Ended June 30, 2012
(in thousands, except number of units and number of shares)
(Unaudited)

	Membership Interests		Common Stock
	Number of Units	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Net Investment Income, Net of Distributions	Net Unrealized (Depreciation) Appreciation	Total Net Assets
Balance at December 31, 2011	1,111,111	$1	—	$—	$9,999	$56	$(36)	$10,020
Distributions declared	—	—	—	—	—	(665)	—	(665)
Net investment income	—	—	—	—	—	610	—	610
Net unrealized appreciation	—	—	—	—	—	—	153	153
Merger transaction – May 31, 2012	(1,111,111)	(1)	1,123,157	1	—	—	—	—
Balance at June 30, 2012	—	$—	1,123,157	$1	$9,999	$1	$117	$10,118

See notes to the financial statements.

HMS Income Fund, Inc.

Statement of Cash Flows
(in thousands)
(Unaudited)

Six Months Ended June 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$763
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net unrealized (appreciation) of portfolio investments	(153)
Amortization of deferred financing costs	34
Accretion of original issue discount	(13)
Net payment-in-kind interest accrual	(25)
Changes in other assets and liabilities:
Interest receivable and other assets	8
Due to/from affiliates	(142)
Accounts payable and other liabilities	135
Net cash provided by operating activities	607
CASH FLOWS FROM INVESTING ACTIVITIES
Principal payments received on loans and debt securities in portfolio companies	271
Net cash provided by investing activities	271
CASH FLOWS FROM FINANCING ACTIVITIES
Payment of distributions	(600)
Principal payment on note payable to affiliate	(7,500)
Proceeds from note payable	7,000
Payment of deferred financing costs	(248)
Net cash used in financing activities	(1,348)
Net decrease in cash and cash equivalents	(470)
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF PERIOD	942
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$472

See notes to the financial statements.

HMS Income Fund, Inc.

Schedule of Investments
As of June 30, 2012
(dollars in thousands)
(Unaudited)

Portfolio Company / Type of Investment(1)	Industry	Principal(5)	Cost(5)	Fair Value
Academy, Ltd, LIBOR Plus 4.50%, Current Coupon 6.00%, Secured Debt (Maturity – August 3, 2018)(6)	Sporting Goods Retailer	$1,990	$1,982	$2,002
Ameritech College Operations, LLC, 18% Secured Debt (Maturity – March 9, 2017)	Education Services	750	750	750
CHMB, Inc., 12% Secured Debt (Maturity – October 17, 2015)	Healthcare Services	750	750	750
Ipreo Holdings LLC, LIBOR Plus 6.50%, Current Coupon 8.00%, Secured Debt (Maturity – August 5, 2017)(6)	Software Solutions	744	730	743
IRTH Holdings, Inc., 12% Secured Debt (Maturity – December 29, 2015)	Utility Technology Services	750	750	750
Metropolitan Health Networks, Inc., LIBOR Floor of 1.75% Plus 11.75%, Current Coupon 13.50%, Subordinated Debt (Maturity – October 4, 2017)(6)(7)	Primary Care Network	750	735	731
Multiplan, Inc., LIBOR Plus 3.25%, Current Coupon 4.75%, Secured debt (Maturity – August 26, 2017)(6)	Healthcare Preferred Provider Organization	705	705	698
NAPCO Precast, LLC, 18.00% Secured Debt (Maturity – February 1, 2013)	Precast Concrete Manufacturing	750	750	750
National Healing Corporation, LIBOR Plus 6.75%, Current Coupon 8.25%, Secured Debt (Maturity – November 30, 2017)(6)	Wound Care Services	746	709	742
NRI Clinical Research, LLC, 14.00% Secured Debt (Maturity – September 8, 2016)	Clinical Research	682	682	682
Pacific Architects and Engineers Incorporated, LIBOR Plus 6.00%, Current Coupon 7.50%, Secured Debt (Maturity – April 4, 2017)(6)	Architecture and Engineering Services	705	691	705
Phillips Plastic Corporation, LIBOR Plus 5.00%, Current Coupon 6.50%, Secured Debt (Maturity – February 12, 2017)(6)	Custom Plastic and Metal Services	744	737	741
Principle Environmental, LLC, 12.00% Secured Debt (Maturity – February 1, 2016)	Noise Abatement Product/Services	750	750	750
Ulterra Drilling Technologies, L.P., LIBOR Floor of 2% Plus 7.50%, Current Coupon 9.50%, Secured Debt (Maturity – June 9, 2016)(6)	Oilfield Services	717	703	720
UniTek Global Services, Inc., LIBOR Plus 7.50%, Current Coupon 9.00%, Secured Debt (Maturity – April 15, 2018)(6)	Telecommunications	3,482	3,385	3,430
VFH Parent LLC, LIBOR Plus 6.00%, Current Coupon 7.50%, Secured Debt (Maturity – July 8, 2016)(6)(7)	Electronic Trading and Market Making	670	656	671
Visant Corporation, Base Rate of 1.25% Plus 4.00%, Current Coupon 5.25%, Secured Debt (Maturity – December 22, 2016)(6)	School Affinity Products	712	712	692
Total Non-Control/Non-Affiliate Investments(2)(3)(4) – 161% (of total Net Assets)			$16,177	$16,307

(1)	See Note 3 — Fair Value Hierarchy for Investments for summary geographic location of portfolio companies.
(2)	Control investments are defined by the Investment Company Act of 1940, as amended (“1940 Act”) as investments in which more than 25% of the voting securities are owned or where the ability to nominate greater than 50% of the board representation is maintained. As of June 30, 2012, the Company did not own any Control investments.
(3)	Affiliate investments are defined by the 1940 Act as investments in which between 5% and 25% of the voting securities are owned and the investments are not classified as Control investments. As of June 30, 2012, the Company did not own any Control investments. As of June 30, 2012, the Company did not own any Affiliate investments.
(4)	Non-Control/Non-Affiliate investments are defined by the 1940 Act as investments that are neither Control investments nor Affiliate investments.
(5)	Principal is net of payments. Cost is net of payments.
(6)	Index based floating interest rate is subject to contractual minimum interest rates.
(7)	Investment is not a qualifying asset as defined under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any non-qualifying assets.

See notes to the financial statements.

HMS Income LLC

Schedule of Investments
As of December 31, 2011
(dollars in thousands)

Portfolio Company / Type of Investment(1)	Industry	Principal(5)	Cost(5)	Fair Value
Academy, Ltd, LIBOR Plus 4.50%, Current Coupon 6.00%, Secured Debt (Maturity – August 3, 2018)(6)	Sporting Goods Retailer	$2,000	$1,992	$1,984
Ipreo Holdings LLC, LIBOR Plus 6.50%, Current Coupon 8.00%, Secured Debt (Maturity – August 5, 2017)(6)	Software Solutions	748	734	731
Metropolitan Health Networks, Inc., LIBOR Floor of 1.75% Plus 11.75%, Current Coupon 13.50%, Subordinated Debt (Maturity – October 4, 2017)(6)	Primary Care Network	750	735	735
Multiplan, Inc., LIBOR Plus 3.25%, Current Coupon 4.75%, Secured debt (Maturity – August 26, 2017)(6)	Healthcare Preferred Provider Organization	747	747	713
NAPCO Precast, LLC, 18.00% Secured Debt (Maturity – February 1, 2013)	Precast Concrete Manufacturing	750	750	750
National Healing Corporation, LIBOR Plus 6.75%, Current Coupon 8.25%, Secured Debt (Maturity – November 30, 2017)(6)	Wound Care Services	750	713	724
NRI Clinical Research, LLC, 14.00% Secured Debt (Maturity – September 8, 2016)	Clinical Research	750	750	750
Olympus Building Services, Inc., 12.00% Secured Debt (Including PIK) (Maturity – March 27, 2014)(7)	Custodial/Facilities Services	750	750	750
Pacific Architects and Engineers Incorporated, LIBOR Plus 6.00%, Current Coupon 7.50%, Secured Debt (Maturity – April 4, 2017)(6)	Architecture and Engineering Services	705	691	684
Phillips Plastic Corporation, LIBOR Plus 5.00%, Current Coupon 6.50%, Secured Debt (Maturity – February 12, 2017)(6)	Custom Plastic and Metal Services	750	743	746
Principle Environmental, LLC, 12.00% Secured Debt (Maturity – February 1, 2016)	Noise Abatement Product/Services	750	750	750
Ulterra Drilling Technologies, L.P., LIBOR Floor of 2% Plus 7.50%, Current Coupon 9.50%, Secured Debt (Maturity – June 9, 2016)(6)	Oilfield Services	741	727	726
UniTek Global Services, Inc., LIBOR Plus 7.50%, Current Coupon 9.00%, Secured Debt (Maturity – April 15, 2018)(6)	Telecommunications	3,491	3,393	3,421
Van Gilder Insurance Corporation, 13.00% Secured Debt (Maturity – January 31, 2016)	Insurance Brokerage	750	750	750
VFH Parent LLC, LIBOR Plus 6.00%, Current Coupon 7.50%, Secured Debt (Maturity – July 8, 2016)(6)	Electronic Trading and Market Making	750	736	753
Visant Corporation, Base Rate of 1.25% Plus 4.00%, Current Coupon 5.25%, Secured Debt (Maturity – December 22, 2016)(6)	School Affinity Products	712	712	670
Zieglers NYPD, LLC, 13.00% Current / Plus 5.00% PIK Secured Debt (Maturity – October 1, 2013)(7)	Casual Restaurant Group	750	750	750
Total Non-Control/Non Affiliate Investments(2)(3)(4) – 162% (of total Net Assets)			$16,423	$16,387

(1)	See Note 3 — Fair Value Hierarchy for Investments for summary geographic location of portfolio companies.
(2)	Control investments are defined by the Investment Company Act of 1940, as amended (“1940 Act”) as investments in which more than 25% of the voting securities are owned or where the ability to nominate greater than 50% of the board representation is maintained. As of December 31, 2011, the Company did not own any Control investments.
(3)	Affiliate investments are defined by the 1940 Act as investments in which between 5% and 25% of the voting securities are owned and the investments are not classified as Control investments. As of December 31, 2011, the Company did not own any Affiliate investments.
(4)	Non-Control/Non-Affiliate investments are defined by the 1940 Act as investments that are neither Control investments nor Affiliate investments.
(5)	Principal is net of payments. Cost is net of payments.
(6)	Index based floating interest rate is subject to contractual minimum interest rates.
(7)	Olympus Building Services Inc, and Ziegler’s NYPD LLC, include $1 and $2 respectively of PIK interest revenue.

See notes to the financial statements.

HMS Income Fund, Inc.

Notes to the Financial Statements
(Unaudited)

Note 1 — Principal Business and Organization

HMS Income Fund, Inc. (the “Company”) was formed as a Maryland corporation on November 28, 2011 under the General Corporation Law of the State of Maryland. The Company is an externally managed, non-diversified closed-end investment company that has elected to be treated as a business development company (“BDC”), under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company also intends to elect to be treated for U.S. federal income tax purposes, and to qualify annually thereafter, as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”). The Company’s primary investment objective is to generate current income through debt and equity investments. A secondary objective of the Company is to generate long-term capital appreciation through such investments. On December 16, 2011, the Company filed a registration statement on Form N-2, as amended (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”) to register for sale up to $1.5 billion of shares of common stock (the “Offering”). There is no minimum number of shares required to be sold in the Offering.

The business of the Company is managed by HMS Adviser LP (the “Adviser”), an affiliate of Hines Interests Limited Partnership (“Hines”), pursuant to the Investment Advisory and Administrative Services Agreement (the “Advisory Agreement”) between the Company and the Adviser. The Adviser has engaged a subsidiary of Main Street Capital Corporation (“Main Street” and which sub-adviser is herein referred to as the “Sub-Adviser” and, collectively with the Adviser, the “Advisers”) to perform certain responsibilities pursuant to the Investment Sub-Advisory Agreement (the “Sub-Advisory Agreement”). The Company has engaged Hines Securities, Inc., (the “Dealer Manager”) an affiliate of the Adviser, to serve as the Dealer Manager for the Offering. The Dealer Manager is responsible for marketing the Company’s shares being offered pursuant to the Offering.

HMS Income LLC was formed under the Maryland Limited Liability Company Act on November 28, 2011. On December 12, 2011, an affiliate of Hines and an unaffiliated investor purchased 1,111,111 membership units of HMS Income LLC for a price of $9.00 per unit, which represents the HMS Income Fund, Inc.’s initial public offering price in the Offering (as defined above) of $10.00 per share minus selling commissions of $0.70 per share and dealer manager fees of $0.30 per share, pursuant to a private placement, for an aggregate of $10.0 million. An executive officer of the unaffiliated investor is also an independent director of the Sub-Adviser. Simultaneous with that initial capitalization, HMS Income LLC entered into a senior secured single advance term loan credit facility with Main Street in the committed principal amount of $7.5 million (the “Main Street Facility”). On December 12, 2011, HMS Income LLC fully drew the entire amount of the committed principal amount under the Main Street Facility and acquired from Main Street approximately $16.5 million of investments utilizing its initial equity investments and proceeds from the Main Street Facility.

On May 31, 2012, HMS Income LLC merged with and into HMS Income Fund, Inc. (the “Merger Transaction”). HMS Income Fund, Inc. is the surviving entity following the Merger Transaction, pursuant to the Agreement and Plan of Merger and the Articles of Merger. The Articles of Merger provided that within 48 hours prior to the Merger Transaction, a properly-constituted board of directors (with a majority of non-interested members) of HMS Income Fund, Inc. would determine the fair value of the initial portfolio held by HMS Income LLC. The Agreement and Plan of Merger also provided that the outstanding membership units of HMS Income LLC units would be converted into the number of shares of common stock of HMS Income Fund, Inc. that equal $9.00 per share (based on the $10.00 per share initial offering price less the 10% sales load not incurred) based on the net asset value of HMS Income LLC determined at the time of the Merger Transaction by the board of directors of HMS Income Fund, Inc. As a result, the Hines affiliate and the unaffiliated investor exchanged a total of 1,111,111 membership units of HMS Income LLC for 1,123,157 shares of the HMS Income Fund, Inc.’s common stock.

The SEC declared the Registration Statement effective on June 4, 2012. As of June 30, 2012, the Company had not conducted its initial closing.

HMS Income Fund, Inc.

Notes to the Financial Statements
(Unaudited)

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Under the investment company rules and regulations pursuant to Article 6 of Regulation S-X, the Company is precluded from consolidating portfolio company investments, including those in which it has a controlling interest, unless the portfolio company is another investment company. An exception to this general principle occurs if the Company owns a controlled operating company that provides all or substantially all of its services directly to the Company or a portfolio company of the Company. None of the investments made by the Company qualify for this exception. Therefore, the Company’s portfolio investments are carried on the balance sheet at fair value, as discussed below, with any adjustments to fair value recognized as “Net Unrealized Appreciation (Depreciation)” on the Statement of Operations until the investment is realized, usually upon exit, resulting in any gain or loss on exit being recognized as a “Net Realized Gain (Loss) from Investments.”

Transactions Between Entities of Common Control

As discussed above, effective May 31, 2012, HMS Income LLC merged with and into the Company. When evaluating the accounting for this transaction, the Company determined that this was a transaction between entities under common control. Consistent with this determination, the Company recognized the assets and liabilities transferred from HMS Income LLC at their carrying amounts at the time of the Merger Transaction. The Company has reported the results of operations for the period in which the Merger Transaction occurred as though the exchange of equity interests had occurred at the beginning of the period. Therefore, the results of operations comprise those of the previously separate entities combined from the beginning of the period through the date of the Merger Transaction and the combined operations thereafter.

Use of Estimates

The preparation of the financial statements requires the Company to make estimates and judgments that affect the reported amounts and disclosures of assets, liabilities and contingencies as of the date of the financial statements and accompanying notes. The Company evaluates its assumptions and estimates on an ongoing basis. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. Additionally, application of the Company’s accounting policies involves exercising judgments regarding assumptions as to future uncertainties. Actual results may differ from these estimates under different assumptions or conditions.

Investment Classification

The Company classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, (a) “Control Investments” are defined as investments in companies in which the Company owns more than 25% of the voting securities or has rights to nominate greater than 50% of the board representation, (b) “Affiliate Investments” are defined as investments in which the Company owns between 5% and 25% of the voting securities and does not have rights to nominate greater than 50% of the board representation, and (c) Non-Control/Non-Affiliate Investments are defined as investments that are neither Control Investments nor Affiliated Investments. As of June 30, 2012 and December 31, 2011, all of the Company’s investments were classified as Non-Control / Non-Affiliate Investments.

Valuation of Portfolio Investments

The Company accounts for its portfolio investments at fair value under the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“Codification” or “ASC”) 820, Fair Value Measurements and Disclosures(“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. ASC 820 requires the Company to

HMS Income Fund, Inc.

Notes to the Financial Statements
(Unaudited)

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies  – (continued)

assume that the portfolio investment is to be sold in the principal market to independent market participants. Market participants are defined as buyers and sellers in the principal market that are independent, knowledgeable, and willing and able to transact. For those investments in which there is an absence of a principal market, the Company incorporates the income approach to estimate the fair value of its portfolio debt investments primarily through the use of a yield to maturity model.

The Company’s portfolio strategy calls for it to invest in illiquid securities issued by private companies. These securities are also defined herein as lower middle market “LMM” investments. These portfolio investments may be subject to restrictions on resale and will generally have no established trading market or generally have established markets that are inactive. The Company determines in good faith the fair value of its portfolio investments pursuant to a valuation policy in accordance with ASC 820. The Company reviews external events, including private mergers, sales and acquisitions involving comparable companies, and includes these events in the valuation process. The Company’s valuation policy and process are intended to provide a consistent basis for determining the fair value of the portfolio.

For LMM investments, market quotations are generally not readily available. The Company uses the income approach to value its debt investments. The Company determines the fair value primarily using a yield approach that analyzes the discounted cash flows of interest and principal for the debt security, as set forth in the associated loan agreements, as well as the financial position and credit risk of each of these portfolio investments. The Company’s estimate of the expected repayment date of a debt security is generally the legal repayment date of the instrument as the Company generally intends to hold its loans to repayment. The yield analysis considers changes in leverage levels, credit quality, portfolio company performance and other factors. The Company will use the value determined by the yield analysis as the fair value for that security. Additionally, it is the Company’s position that assuming a borrower is outperforming underwriting expectations and because these respective investments do not contain pre-payment penalties, the borrower would most likely prepay or refinance the borrowing at a lower rate. Therefore, the Company does not believe that a market participant would pay a premium for the investment. Also, because of the Company’s general intent to hold its loans to repayment, the Company generally does not believe that the fair value of the investment should be adjusted in excess of the face amount.

The Company’s portfolio strategy also calls for it to invest in private placement investments that are generally larger in size than LMM investments. Private placement investments generally have established markets that are not active, however market quotations are generally readily available. For these private placement investments, the Company primarily uses observable inputs such as third party quotes or other independent pricing of identical or similar assets in non-active markets to determine the fair value of those investments.

For valuation purposes, “control” investments represent debt securities for which the Company has a controlling interest in the portfolio company or has the ability to nominate a majority of the portfolio company’s board of directors. As of June 30, 2012, the Company did not have any control investments.

For valuation purposes, “non-control” portfolio investments are composed of debt securities for which the Company does not have a controlling interest in the portfolio company or the ability to nominate a majority of the portfolio company’s board of directors. As of June 30, 2012, all of the Company’s investments were classified as non-control investments.

Due to the inherent uncertainty in the valuation process, the Company’s estimate of fair value may differ materially from the values that would have been used had a ready market for the securities existed. In addition, changes in the market environment, portfolio company performance and other events that may occur over the lives of the investments may cause the gains or losses ultimately realized on these investments to be materially different than the valuations currently assigned. The Company estimates the fair value of each individual investment and records changes in fair value as unrealized appreciation or depreciation in the Statements of Operations.

HMS Income Fund, Inc.

Notes to the Financial Statements
(Unaudited)

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies  – (continued)

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with an original maturity of three months or less at the date of purchase. Cash and cash equivalents are carried at cost, which approximate fair value.

Interest Income

Interest income is recorded on the accrual basis to the extent amounts are expected to be collected. Accrued interest is evaluated periodically for collectability. When a debt security becomes 90 days or more past due, and the Company does not expect the debtor to be able to service all of its debt or other obligations, the debt security will generally be placed on non-accrual status and the Company will cease recognizing interest income on that debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. If a debt security’s status significantly improves regarding the debtor’s ability to service the debt or other obligations, or if a debt security is fully impaired, sold or written off, it will be removed from non-accrual status. As of June 30, 2012 and December 31, 2011, the Company did not have any investments on non-accrual status. Additionally, the Company is not aware of any material changes to the creditworthiness of the borrowers. To date, no investment has been restructured in any way.

During the six months ended June 30, 2012, the Company held two debt instruments in its investment portfolio that contained a payment-in-kind (“PIK”) interest provision. If the borrower elects to pay, or is obligated to pay, interest under the optional PIK provision, and if deemed collectible in management’s judgment, then the interest is computed at the contractual rate specified in the investment’s credit agreement, the computed interest is added to the principal balance of the investment, and computed interest is recorded as interest income. Thus, the actual collection of this interest was deferred until the time of debt principal repayment. As of June 30, 2012, the Company did not own any debt investments that contained a PIK interest provision.

Unearned Income — Original Issue Discount

The Company may purchase debt investments for less than their respective principal values. In these instances, an original issue discount is recorded, and the discount is accreted into interest income using the effective interest method over the life of the debt investment. For the three and six month periods ended June 30, 2012, the Company accreted approximately $6,000 and $13,000, respectively, into interest income.

Net Unrealized Appreciation (Depreciation)

The net unrealized appreciation (depreciation) reflects the net change in the valuation of the investment portfolio.

Deferred Financing Costs

Deferred financing costs represent fees and other direct costs incurred in connection with arranging the Company’s borrowings. These costs were incurred in connection with the Company’s revolving credit facility (see Note 4 to the financial statements included elsewhere in this quarterly report on Form 10-Q for a discussion regarding the Company’s credit facility) and have been capitalized. The deferred financing costs are being amortized to interest expense using the straight-line method over the life of the credit facility, which the Company believes is materially consistent with the effective interest method of amortization of the costs. Further, deferred financing costs incurred in connection with the Main Street Facility were fully amortized and written off upon retirement of the Main Street Facility. For the three and six months ended June 30, 2012, the Company amortized approximately $27,000 and $34,000, respectively, into interest expense related to deferred financing costs.

Organizational and Offering Costs

In accordance with the Advisory Agreement and the Sub-Advisory Agreement, the Company will reimburse the Adviser and Sub-Adviser for any organizational expenses and Offering costs that are paid on the

HMS Income Fund, Inc.

Notes to the Financial Statements
(Unaudited)

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies  – (continued)

Company’s behalf, which consist of, among other costs, expenses of the Company’s organization, actual legal, accounting, bona fide out-of-pocket itemized and detailed due diligence costs, printing, filing fees, transfer agent costs, postage, escrow fees, data processing fees, advertising and sales literature and other Offering-related costs. Pursuant to the terms of the Advisory Agreement and Sub-Advisory Agreement, the Advisers are responsible for the payment of Offering costs to the extent they exceed 1.5% of the aggregate gross proceeds from the Offering. As of June 30, 2012 and December 31, 2011, the Adviser and Sub-Adviser incurred approximately $1.69 million and $911,000, respectively, of Offering costs on the Company’s behalf. Upon the execution of the Advisory Agreement and Sub-Advisory Agreement, on May 31, 2012, the Company recorded a due to affiliate liability and capitalized the deferred Offering costs as it is expected that the Company will reimburse the Advisers for these costs. Upon the initial closing, and every closing thereafter, 1.5% of the proceeds of such closing will be amortized as a charge to additional paid in capital and a reduction of deferred offering costs, until such asset is fully amortized. The Company expects to reimburse the Advisers for such costs incurred on their behalf on a monthly basis up to a maximum aggregate amount of 1.5% of offering proceeds raised.

Earnings per share

Earnings per share are calculated based upon the weighted average number of shares of common stock outstanding during the reporting period. The weighted average share amount was calculated assuming the shares of common stock issued as part of the Merger Transaction were outstanding from the beginning of the period.

Concentration of Credit Risk

The Company has cash and cash equivalents deposited in a financial institution in excess of federally insured levels. Management regularly monitors the financial stability of these financial institutions in an effort to manage the Company’s exposure to any significant credit risk in cash and cash equivalents. The Federal Deposit Insurance Corporation (the “FDIC”) generally only insures limited amounts per depositor per insured bank.

Fair Value of Financial Instruments

Fair value estimates are made at discrete points in time based on relevant information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. The Company believes that the carrying amounts of its financial instruments, consisting of cash and cash equivalents, accounts receivable from affiliates, interest payable to affiliates and other accrued expenses and liabilities approximate the fair values of such items.

Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-04, Fair Value Measurements (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 results in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. ASU 2011-04 is effective for interim and annual reporting periods beginning after December 15, 2011. The adoption of ASU 2011-04 did not have a significant impact on the Company’s financial condition and results of operations.

Note 3 — Fair Value Hierarchy for Investments

Fair Value Hierarchy

ASC 820 establishes a hierarchal disclosure framework which prioritizes and ranks the level of market price observability of inputs used in measuring investments at fair value. Market price observability is affected by a number of factors, including the type of investment and the characteristics specific to the investment.

HMS Income Fund, Inc.

Notes to the Financial Statements
(Unaudited)

Note 3 — Fair Value Hierarchy for Investments  – (continued)

Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

Based on the observability of the inputs used in the valuation techniques, the Company is required to provide disclosures on fair value measurements according to the fair value hierarchy. The fair value hierarchy ranks the observability of the inputs used to determine fair values. Investments carried at fair value are classified and disclosed in one of the following three categories:

•	Level 1 — Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.
•	Level 2 — Valuations based on inputs other than quoted prices in active markets, which are either directly or indirectly observable.
•	Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement. The inputs used in the determination of fair value may require significant judgment or estimation. Such information may be the result of consensus pricing information or broker quotes which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimer would result in classification as a Level 3 asset, assuming no additional corroborating evidence.

As required by ASC 820, when the inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement in its entirety. For example, a Level 3 fair value measurement may include inputs that are observable (Levels 1 and 2) and unobservable (Level 3). Therefore, gains and losses for such investments categorized within the Level 3 table below may include changes in fair value that are attributable to both observable inputs (Levels 1 and 2) and unobservable inputs (Level 3). The Company conducts reviews of fair value hierarchy classifications on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain investments.

The Company’s investment portfolio at June 30, 2012 and December 31, 2011 was comprised exclusively of debt securities. The fair value determination for these investments primarily consisted of both observable (Level 2) and unobservable inputs (Level 3). The fair value determination of the Level 3 securities required one or more of the following unobservable inputs:

•	Financial information obtained from each portfolio company, including unaudited statements of operations and balance sheets for the most recent period available as compared to budgeted numbers;
•	Current and projected financial condition of the portfolio company;
•	Current and projected ability of the portfolio company to service its debt obligations;
•	Type and amount of collateral, if any, underlying the investment;
•	Current financial ratios (e.g., fixed charge coverage ratio, interest coverage ratio, and net debt/EBITDA ratio) applicable to the investment;
•	Current liquidity of the investment and related financial ratios (e.g., current ratio and quick ratio);
•	Pending debt or capital restructuring of the portfolio company;
•	Projected operating results of the portfolio company;
•	Current information regarding any offers to purchase the investment;

HMS Income Fund, Inc.

Notes to the Financial Statements
(Unaudited)

Note 3 — Fair Value Hierarchy for Investments  – (continued)

•	Current ability of the portfolio company to raise any additional financing as needed;
•	Changes in the economic environment which may have a material impact on the operating results of the portfolio company;
•	Internal occurrences that may have an impact (both positive and negative) on the operating performance of the portfolio company;
•	Qualitative assessment of key management;
•	Contractual rights, obligations or restrictions associated with the investment; and
•	Other factors deemed relevant.

The following table presents fair value measurements of investments, by major class, as of June 30, 2012 according to the fair value hierarchy (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First Lien Secured Debt	$—	$11,144	$4,432	$15,576
Subordinated Debt	—	731	—	731
Total	$—	$11,875	$4,432	$16,307

The following table presents fair value measurements of investments, by major class, as of at December 31, 2011 according to the fair value hierarchy (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First Lien Secured Debt	$—	$11,152	$4,500	$15,652
Subordinated Debt	—	735	—	735
Total	$—	$11,887	$4,500	$16,387

The following table presents fair value measurements of investments segregated by the level within the fair value hierarchy as of June 30, 2012 (in thousands):

	Fair Value Measurements
	Fair Value	Level 1	Level 2	Level 3
LMM portfolio investments	$4,432	$—	$—	$4,432
Private placement investments	11,875	—	11,875	—
Total portfolio investments	$16,307	$—	$11,875	$4,432

The following table presents fair value measurements of investments segregated by the level within the fair value hierarchy, as of December 31, 2011 (in thousands):

	Fair Value Measurements
	Fair Value	Level 1	Level 2	Level 3
LMM portfolio investments	$4,500	$—	$—	$4,500
Private placement investments	11,887	—	11,887	—
Total portfolio investments	$16,387	$—	$11,887	$4,500

HMS Income Fund, Inc.

Notes to the Financial Statements
(Unaudited)

Note 3 — Fair Value Hierarchy for Investments  – (continued)

The following table presents the significant unobservable input of the Level 3 investments as of June 30, 2012 (in thousands):

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
LMM portfolio investments	$4,432	Discounted Cash Flows	Expected Principal Recovery	0% – 100%	100%
			Risk Adjusted Discount Factor	12% – 18%	14.3%

The following table presents the significant unobservable input of the Level 3 investments as of December 31, 2011 (in thousands).

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
LMM portfolio investments	$4,500	Discounted Cash Flows	Expected Principal Recovery	0% – 100%	100%
			Risk Adjusted Discount Factor	12% – 18%	13.7%

The significant unobservable input utilized in the determination of the fair value of the LMM portfolio investments is the discount rate utilized in the discounted cash flow approach. The use of a higher discount rate would result in a lower fair value, and conversely the use of a lower discount rate would result in a higher fair value. Please see the discussion above regarding the factors that were considered in the determination of the appropriate discount to utilize in the valuation of these securities.

The following table provides a summary of changes in fair value of the Company’s Level 3 portfolio investments for the six months ended June 30, 2012 (in thousands):

	December 31, 2011 Fair Value	Payment-in-Kind Interest Accrual	New Investments	Redemptions/ Repayments/ Exits	Net Unrealized Appreciation (Depreciation)	June 30, 2012 Fair Value
LMM portfolio investments	$4,500	$25	$2,250	$(2,343)	$—	$4,432
Total	$4,500	$25	$2,250	$(2,343)	$—	$4,432

For the six months ended June 30, 2012, there were no transfers between Level 2 and Level 3 portfolio investments.

Portfolio Investment Composition

The composition of the Company’s investments as of June 30, 2012, at cost and fair value were as follows (in thousands):

	Investments at Cost	Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First Lien Secured Debt	$15,442	95.5%	$15,576	95.5%
Subordinated Debt	735	4.5%	731	4.5%
Total	$16,177	100.0%	$16,307	100.0%

HMS Income Fund, Inc.

Notes to the Financial Statements
(Unaudited)

Note 3 — Fair Value Hierarchy for Investments  – (continued)

The composition of the Company’s investments as of December 31, 2011, at cost and fair value were as follows (in thousands):

	Investments at Cost	Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First Lien Secured Debt	$15,688	95.5%	$15,652	95.5%
Subordinated Debt	735	4.5%	735	4.5%
Total	$16,423	100.0%	$16,387	100.0%

The composition of the Company’s investments by geographic region of the United States as of June 30, 2012, at cost and fair value were as follows (in thousands):

	Investments at Cost	Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Northeast	$6,879	42.5%	$6,938	42.6%
Southwest	4,185	25.9%	4,223	25.9%
West	2,182	13.5%	2,182	13.4%
Southeast	1,444	8.9%	1,473	9.0%
Midwest	1,487	9.2%	1,491	9.1%
Total	$16,177	100.0%	$16,307	100.0%

The composition of the Company’s investments by geographic region of the United States as of December 31, 2011, at cost and fair value were as follows (in thousands):

	Investments at Cost	Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Northeast	$7,763	47.3%	$7,722	47.1%
Southwest	4,969	30.3%	4,960	30.2%
West	1,500	9.1%	1,500	9.2%
Southeast	1,448	8.8%	1,459	8.9%
Midwest	743	4.5%	746	4.6%
Total	$16,423	100.0%	$16,387	100.0%

The composition of the Company’s total investments by industry as of June 30, 2012, at cost and fair value were as follows:

Cost:	June 30, 2012
Construction & Engineering	25.5%
Professional & Business Services	13.1%
Retailing	12.3%
Oil & Gas Equipment & Services	9.0%
Health Care Services	8.9%
Education Services	4.6%
Utility Technology Services	4.6%
Chemicals	4.6%
Managed Health Care	4.5%
Textile and Apparel Manufacturing	4.4%
Health Care Facilities	4.4%
Financial Services	4.1%
100.0%

HMS Income Fund, Inc.

Notes to the Financial Statements
(Unaudited)

Note 3 — Fair Value Hierarchy for Investments  – (continued)

Fair Value:	June 30, 2012
Construction & Engineering	25.6%
Professional & Business Services	13.2%
Retailing	12.3%
Oil & Gas Equipment & Services	9.0%
Healthcare Services	8.9%
Utility Technology Services	4.6%
Education Services	4.6%
Chemicals	4.5%
Managed Health Care	4.5%
Health Care Facilities	4.5%
Textile and Apparel Manufacturing	4.2%
Financial Services	4.1%
100.0%

The composition of the Company’s total investments by industry as of December 31, 2011, at cost and fair value were as follows:

Cost:	December 31, 2011
Construction & Engineering	25.2%
Professional & Business Services	13.2%
Retailing	12.1%
Oil & Gas Equipment & Services	9.0%
Health Care Services	4.6%
Diversified Support Services	4.6%
Insurance Brokers	4.6%
Restaurants	4.6%
Chemicals	4.5%
Managed Health Care	4.5%
Financial Services	4.5%
Textile and Apparel Manufacturing	4.3%
Health Care Facilities	4.3%
100.0%

Fair Value:	December 31, 2011
Construction & Engineering	25.4%
Professional & Business Services	13.0%
Retailing	12.1%
Oil & Gas Equipment & Services	9.0%
Financial Services	4.6%
Health Care Services	4.6%
Diversified Support Services	4.6%
Insurance Brokers	4.6%
Restaurants	4.6%
Chemicals	4.5%
Managed Health Care	4.5%
Health Care Facilities	4.4%
Textile and Apparel Manufacturing	4.1%
100.0%

HMS Income Fund, Inc.

Notes to the Financial Statements
(Unaudited)

Note 4 — Borrowings

On December 11, 2011, HMS Income LLC entered into the Main Street Facility, and immediately drew down the entire amount available. Interest on outstanding borrowings under the Main Street Facility was payable at a floating rate equal to LIBOR plus a margin of 3.0%. The Main Street Facility was retired in May 2012.

On May 24, 2012, HMS Income LLC entered into a $15 million senior secured revolving credit facility with Capital One, National Association (“Capital One”) and immediately borrowed $7 million under the facility (the “Credit Facility”). The Company became the borrower under the Credit Facility as a result of the Merger Transaction. The Credit Facility has an accordion provision allowing increases in borrowing of up to $60 million, for a total facility of up to $75 million, subject to certain conditions. The proceeds from the initial borrowing were used to retire the Main Street Facility. Borrowings under the Credit Facility bear interest, subject to the Company’s election, on a per annum basis equal to (i) the applicable LIBOR rate plus 2.75% or (ii) the higher of the prime rate and one-half of one percent (0.5%) above the Federal Funds rate plus 1.5%. As of June 30, 2012, the Company exercised its LIBOR election and therefore the rate was 3.0%. The Company pays unused commitment fees of .25% per annum on the unused lender commitment under the Credit Facility. At June 30, 2012, the Company had $7.0 million in borrowings outstanding under the Credit Facility. Borrowings under the Credit Facility are secured by all of the Company’s assets as well as all of the assets, and a pledge of equity ownership interests, of any future subsidiaries of the Company, which would be joined as guarantors. As of June 30, 2012, the Company estimated that the fair value of its Credit Facility approximated carrying value.

The credit agreement for the Credit Facility contains affirmative and negative covenants usual and customary for leveraged financings, including, but not limited to: (i) maintaining an interest coverage ratio of at least 2.0 to 1.0 (ii) maintaining an asset coverage ratio of at least 2.0 to 1.0 and (iii) maintaining a minimum adjusted tangible net worth of at least 80% of the Company’s adjusted tangible net worth on the closing date of the Credit Facility. As of June 30, 2012, the Company’s interest coverage ratio was 4.0 to 1, the Company’s asset coverage ratio was 2.4 to 1, and the Company’s tangible net worth was 99% of the Company’s adjusted tangible net worth at the closing date of the Credit facility. Additionally, the Company must provide information to Capital One on a regular basis, preserve the Company’s corporate existence, comply with applicable laws, including the 1940 Act, pay obligations when they become due, and invest the proceeds of the Offering in accordance with its investment objectives and strategies. Further, the credit agreement contains usual and customary default provisions including, without limitation: (i) a default in the payment of interest and principal; (ii) insolvency or bankruptcy of the Company; (iii) a material adverse change in the Company’s business; or (iv) breach of any covenant, representation or warranty in the loan agreement or other credit documents and failure to cure such breach within defined periods. As of June 30, 2012, the Company is not aware of any instances of noncompliance with covenants related to the credit agreement. The expiration date of the Credit Facility is May 24, 2015, and the Company has two, one-year extension options.

HMS Income Fund, Inc.

Notes to the Financial Statements
(Unaudited)

Note 5 — Financial Highlights

Per Share Data:	6 Months Ended June 30, 2012
Net asset value at beginning of period	$9.02
Net investment income	0.54
Net change in net unrealized appreciation(1)	0.14
Net increase in net assets resulting from operations	0.68
Distributions paid	(.53)
Impact of distributions declared and paid in following period	(.06)
Impact of merger transaction	(.10)
Net asset value at end of the period	$9.01
Shares outstanding at end of period	1,123,157

(1)	Net change in appreciation (depreciation) can change significantly from period to period.

Ratio Analysis:	6 Months Ended June 30, 2012
(in thousands, except percentages)
Net asset value at end of period	$10,118
Average net asset value	$10,231
Average outstanding debt	$7,429
Ratio of total expenses to average net asset value(1)(3)	2.10%
Ratio of total expenses, excluding interest expense, to average net asset value(1)(3)	0.58%
Ratio of net investment income to average net asset value(3)	5.96%
Portfolio turnover ratio(3)	15.39%
Total return(2)(3)	6.45%

(1)	The Advisers waived base management fees of approximately $31,000, subordinated incentive fees on income of approximately $18,000 and administrative services expense of approximately $25,000.
(2)	Total return is calculated on the change in net asset value per share and distributions declared per share over the reporting period.
(3)	Not annualized.

Note 6 — Distributions and Taxable Income

The following table reflects the sources of the cash distributions that the Company declared during the six months ended June 30, 2012 (in thousands).

Source of Distribution	Distribution Amount	Percentage
Offering proceeds	$—	—
Borrowings	—	—
Net investment income(1)	665	100%
Capital gain proceeds from sale of assets	—	—
Non-capital gain proceeds from the sale of assets	—	—
Distributions on account of preferred and common equity	—	—
Fee waivers from Advisers	—	—
Total	$665	100%

(1)	During the six months ended June 30, 2012, 98.4% of the Company’s gross investment income was attributable to cash interest earned and 1.6% was attributable to non-cash accretion of discount.

HMS Income Fund, Inc.

Notes to the Financial Statements
(Unaudited)

Note 6 — Distributions and Taxable Income  – (continued)

The Company may fund its cash distributions from any sources of funds available, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to it on account of preferred and common equity investments in portfolio companies and fee waivers from its Advisers.

With the authorization of the Company’s board of directors, the Company declared distributions to its stockholders for the period of July through September 2012. These distributions will be calculated based on stockholders of record each day from July through September 2012 in an amount equal to $0.00191781 per share, per day (which represents an annualized distribution yield of 7% based on our current public offering price of $10.00 per share, if it were maintained every day for a twelve-month period). Distributions will be paid on the first business day following the completion of each month to which they relate.

The Company intends to elect to be treated for U.S. federal income tax purposes as a RIC. As a RIC, the Company generally will not pay corporate-level U.S. federal income taxes on net ordinary income or capital gains that the Company distributes to its stockholders from taxable earnings and profits as distributions. The Company must generally distribute at least 90% of its investment company taxable income to qualify for pass-through tax treatment and maintain its RIC status. As a part of maintaining RIC status, undistributed taxable income (subject to a 4% excise tax) pertaining to a given taxable year may be distributed up to 12 months subsequent to the end of that taxable year, provided such distributions are declared prior to the filing of the federal income tax return for the prior year.

Ordinary distributions from a RIC do not qualify for the 15% maximum tax rate on dividend income from domestic corporations and qualified foreign corporations, except to the extent that the RIC received the income in the form of qualifying dividends from domestic corporations and qualified foreign corporations. The tax attributes for distributions will generally include both ordinary income and capital gains but may also include qualified dividends or return of capital.

The determination of the tax attributes of the Company’s distributions is made annually at the end of the Company’s taxable year based upon the Company’s taxable income for the full year and distributions paid for the full year. The actual tax characteristics of distributions to stockholders will be reported to stockholders annually on a Form 1099-DIV. An assessment on quarterly basis cannot be made.

The Company’s distributions may exceed its earnings, especially during the period before it has substantially invested the proceeds from the Offering. As a result, a portion of the distributions it makes may represent a return of capital for U.S. federal income tax purposes.

The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.

HMS Income Fund, Inc.

Notes to the Financial Statements
(Unaudited)

Note 7 — Supplemental Cash Flow Disclosures

Listed below are the supplemental cash flow disclosures for the six months ended June 30, 2012 (in thousands):

Six Months Ended June 30, 2012
Supplemental Disclosure of Cash Flow Information
Interest Paid	$115
Taxes Paid	$—
Supplemental Disclosure of Non-Cash Flow Information
Distributions declared and unpaid	$65
Sale of investments to affiliate	$2,250
Investments acquired from affiliate	$2,250
Unpaid deferred offering costs	$1,686

Note 8 — Related Party Transactions and Arrangements

Advisory Agreement

As described in Note 1 — Principal Business and Organization, the business of the Company is managed by the Adviser (an affiliate of Hines), pursuant to the Advisory Agreement that was entered into on May 31, 2012. This agreement states that the Adviser will oversee the management of the Company’s activities and will have responsibility for making investment decisions with respect to, and providing day-to-day management and administration of, the Company’s investment portfolio. Additionally, the Adviser has engaged the Sub-Adviser pursuant to a Sub-Advisory Agreement to identify, evaluate, negotiate and structure the Company’s prospective investments, make investment and portfolio management recommendations for approval by the Adviser, monitor the Company’s investment portfolio and provide certain ongoing administrative services to the Adviser in exchange for which the Adviser will pay the Sub-Adviser fifty percent (50%) of the management fee and incentive fees described below as compensation for its services.

Pursuant to the Advisory Agreement, the Company will pay to the Adviser a management fee and incentive fees as compensation for the services described above. The management fee will be calculated at an annual rate of 2% of the Company’s average gross assets. The management fee will be payable quarterly in arrears, and shall be calculated based on the average value of the Company’s gross assets at the end of the two most recently completed calendar quarters. The management fee will be expensed as incurred.

The incentive fee will consist of two parts. The first part, referred to as the subordinated incentive fee on income, will be calculated and payable quarterly in arrears based on pre-incentive fee net investment income for the immediately preceding quarter. The subordinated incentive fee on income will be equal to 20% of the Company’s pre-incentive fee net investment income for the immediately preceding quarter, expressed as a quarterly rate of return on adjusted capital at the beginning of the most recently completed calendar quarter, exceeding 1.875% (7.5% annualized), subject to a “catch up” feature. For purposes of this fee and the subordinated liquidation incentive fee below, adjusted capital means cumulative gross proceeds generated from sales of the Company’s common stock (including proceeds from the Company’s distribution reinvestment plan) reduced for non-liquidating distributions, other than distributions of profits, paid to the Company’s stockholders and amounts paid for share repurchases pursuant to the Company’s share repurchase program. The subordinated incentive fee on income will be expensed in the quarter in which it is incurred.

The second part of the incentive fee, referred to as the incentive fee on capital gains, shall be an incentive fee on capital gains earned from the portfolio of the Company and shall be determined and payable in arrears as of the end of each calendar year (or upon termination of the Advisory Agreement). This fee shall equal 20.0% of the Company’s incentive fee capital gains, which shall equal the Company’s realized capital gains on a

HMS Income Fund, Inc.

Notes to the Financial Statements
(Unaudited)

Note 8 — Related Party Transactions and Arrangements  – (continued)

cumulative basis from inception, calculated as of the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. During the course of the year, an estimate of the incentive fee on capital gains will be calculated. If it is determined that the incentive fee on capital gains has been earned, it will be expensed as incurred.

The Company and the Advisers have entered into a Conditional Fee Waiver Agreement in which for the one-year period following the effective date of the Registration Statement (June 4, 2012), the Advisers agree to waive the base management fee and the incentive fees to the extent that distributions declared and payable would represent a return of capital for purposes of U.S. federal income tax. For the quarter ended June 30, 2012, the Company incurred, and the Advisers waived, base management fees of approximately $31,000 and subordinated incentive fees on income of approximately $18,000. The agreement also contains a conditional repayment of waived fees clause that expires three years after the last quarter in which fees were waived. This clause states that subject to the election of the Company and its board of directors, in future periods, previously waived fees may be paid to the Advisers if the Company’s net increase in net assets exceeds the amount of cumulative distributions paid to stockholders in each respective quarter.

Pursuant to the Advisory Agreement and Sub-Advisory Agreement, the Company shall pay or reimburse to the Advisers for administrative services expenses which include all costs and expenses related to the day-to-day administration and management of the Company not related to advisory services. For the quarter ended June 30, 2012, the Company incurred, and the Advisers waived administrative services expenses of approximately $25,000.

As discussed in Note 2 — Basis of Presentation and Summary of Significant Accounting Policies —  Organizational and Offering Costs, as of June 30, 2012 and December 31, 2011, the Adviser and Sub-Adviser incurred approximately $1.69 million and $911,000, respectively of Offering costs on the Company’s behalf. Upon the execution of the Advisory Agreement and Sub-Advisory Agreement, on May 31, 2012 the Company has recorded a due to affiliate liability and capitalized the deferred Offering costs as it is expected that the Company will reimburse the Advisers for these costs. Upon the initial closing, and every closing thereafter, 1.5% of the proceeds of such closing will be amortized as a charge to additional paid in capital and a reduction of deferred offering costs, until such asset is fully amortized. The Company expects to reimburse the Advisers for such costs incurred on their behalf on a monthly basis up to a maximum aggregate amount of 1.5% of offering proceeds raised. Pursuant to the terms of the Advisory Agreement and Sub-Advisory Agreement, the Adviser and Sub-Adviser will be responsible for the payment of organizational and Offering expenses to the extent they exceed 1.5% of gross proceeds from the Offering.

The table below outlines fees incurred and expense reimbursements payable to Hines, Main Street and their affiliates for the three and six months ended June 30, 2012 and amounts unpaid as of June 30, 2012 and December 31, 2011. A description of each of the fees included in the table follows (in thousands).

HMS Income Fund, Inc.

Notes to the Financial Statements
(Unaudited)

Note 8 — Related Party Transactions and Arrangements  – (continued)

	Incurred		Unpaid
Type and Recipient	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012	June 30, 2012	December 31, 2011
Management Fees – the Adviser, Sub-Adviser	$—	$—	$—	$—
Incentive Fee on Income – the Adviser, Sub-Adviser	—	—	—	—
Capital Gains Incentive Fee – the Adviser, Sub-Adviser	—	—	—	—
Issuer Costs – the Adviser	698	775	1,686	—
Other(1) – the Adviser	5	5	5	—
Interest Expense – Affiliate	58	127	—	14
Note payable – Affiliate	—	—	—	7,500
Management Fees – Affiliate	6	15	—	—
Selling Commissions – Dealer Manager	—	—	—	—
Dealer Manager Fee – Dealer Manager	—	—	—	—
Due to Affiliates	$767	$922	$1,691	$7,514

(1)	Includes amounts the Adviser paid on behalf of the Company such as general and administrative expenses.

On May 29, 2012, the Company sold to Main Street three first lien senior secured LMM portfolio investments, Ziegler’s NYPD, LLC, Olympus Building Services, Inc. and Van Gilder Insurance Corporation. These assets were sold at the proportional face value amount or par value plus any accrued PIK.

On May 29, 2012, the Company acquired from Main Street three first lien senior secured LMM portfolio investments, AmeriTech College Operations, LLC (“AmeriTech”), California Healthcare Medical Billing, Inc. (“CHMB”), and IRTH Holdings, LLC (“IRTH”), each for $750,000. Ameritech is a technical school focused on training for nursing, medical billing, healthcare administration, and dental assistants. CHMB provides outsourced billing, revenue cycle management, business services, IT and electronic health record technology to physician practices, clinics, and multi-specialty organizations. IRTH is a leading provider of software and services to the underground utility damage prevention industry.

Note 9 — Subsequent Events

On July 3, 2012, the Company sold to a third party its National Healing Corporation debt investment for approximately $742,000.

On July 19, 2012, the Company was repaid the remainder of the outstanding principal of $705,000 on its Pacific Architects and Engineers Incorporated investment.

On July 19, 2012, the Company purchased from a third party for $735,000 ($750,000 par value) a first lien security interest in Waupaca Foundry Inc., a company engaged in the manufacturing of high quality iron castings.

On July 25, 2012, the Company sold to a third party its Academy, Ltd. debt investment for approximately $2,002,000.

On August 10, 2012, the Company purchased from a third party for $1,960,000 ($2,000,000 par value) a first lien security interest in Universal Fiber Systems LLC, a company engaged in the manufacturing of specialty fiber products.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained in this section should be read in conjunction with our unaudited financial statements and related notes thereto appearing elsewhere in this quarterly report on Form 10-Q. In this report, “we,” “us,” and “our” refer to HMS Income Fund, Inc.

Forward-Looking Statements

Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q may include statements as to:

•	our future operating results;
•	our business prospects and the prospects of our portfolio companies;
•	the impact of the investments that we expect to make;
•	the ability of our portfolio companies to achieve their objectives;
•	our expected financings and investments;
•	the adequacy of our cash resources and working capital; and
•	the timing of cash flows, if any, from the operations of our portfolio companies.

In addition, words such as “anticipate,” “believe,” “expect” and “intend” indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Risk Factors” and elsewhere in this quarterly report on Form 10-Q. Other factors that could cause actual results to differ materially include:

•	changes in the economy;
•	risks associated with possible disruption in our operations or the economy generally due to terrorism or natural disasters; and
•	future changes in laws or regulations and conditions in our operating areas.

We have based the forward-looking statements included in this quarterly report on Form 10-Q on information available to us on the date of this quarterly report on Form 10-Q, and we assume no obligation to update any such forward-looking statements. Except as required by the federal securities laws, we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The forward-looking statements and projections contained in this quarterly report on Form 10-Q are excluded from the safe harbor protection provided by Section 27A of the Securities Act.

ORGANIZATION

We were formed on November 28, 2011 for the purpose of succeeding to the portfolio of HMS Income LLC. On May 31, 2012, our merger with HMS Income LLC was consummated.

We are an externally managed, non-diversified closed-end investment company that has elected to be treated as a business development company (“BDC”), under the Investment Company Act of 1940, as amended (the “1940 Act”). We also intend to elect to be treated for U.S. federal income tax purposes, and to qualify annually thereafter, as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”). Our business is managed by HMS Adviser LP (the “Adviser”), an affiliate of Hines Interests Limited Partnership (“Hines”), pursuant to the Investment Advisory and Administrative Services Agreement (the “Advisory Agreement”) between us and the Adviser. The Adviser has engaged a subsidiary of Main Street Capital Corporation (“Main Street” and which sub-adviser is herein referred to as the

“Sub-Adviser” and, collectively with the Adviser, the “Sub-Advisers”) to perform certain responsibilities pursuant to the Investment Sub-Advisory Agreement (the “Sub-Advisory Agreement”).

HMS Income LLC was formed on November 28, 2011. On December 12, 2011, an affiliate of Hines and an unaffiliated investor purchased 1,111,111 membership units of HMS Income LLC for a price of $9.00 per unit, which represents our initial offering price at $10.00 per share minus the selling commissions of $0.70 per share and dealer manager fees of $0.30 per share, pursuant to a private placement, for an aggregate of $10.0 million. Simultaneous with that initial capitalization, HMS Income LLC entered into a senior secured single advance term loan credit facility with Main Street in the committed principal amount of $7.5 million (the “Main Street Facility”). On December 12, 2011, HMS Income LLC fully drew the entire amount of the committed principal amount under the Main Street Facility and acquired from Main Street approximately $16.5 million of investments utilizing its initial equity investment and proceeds from the Main Street Facility.

On May 24, 2012, HMS Income LLC entered into a $15 million senior secured revolving credit facility with Capital One, National Association (“Capital One”) and immediately borrowed $7 million under the facility (the “Credit Facility”). We became the borrower under the Credit Facility as a result of the Merger Transaction. The proceeds from the initial borrowing were used to repay the Main Street Facility.

On May 31, 2012, HMS Income LLC merged with and into us (the “Merger Transaction”) leaving us as the surviving entity following the Merger Transaction, pursuant to the Agreement and Plan of Merger and the Articles of Merger. The Articles of Merger provide that within 48 hours prior to the Merger Transaction, our properly-constituted board of directors (with a majority of non-interested members) HMS Income Fund, Inc. would determine the fair value of the initial portfolio held by HMS Income LLC. The Agreement and Plan of Merger also provided that the outstanding membership units of HMS Income LLC would be converted into the number of shares of our common stock that equal $9.00 per share (based on the $10.00 per share initial offering price less the 10% sales load not incurred) based on net asset value of HMS Income LLC determined at the time of the Merger Transaction by our board of directors. Effectively, the Hines affiliate and the unaffiliated investor exchanged a total of 1,111,111 membership units of HMS Income LLC for 1,123,157 shares of our common stock.

On December 16, 2011, we filed a registration statement on Form N-2, as amended (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”) to register for sale up to $1.5 billion of shares of our common stock (the “Offering”). There is no minimum number of shares required to be sold in the Offering. We engaged Hines Securities, Inc. (“the Dealer Manager), an affiliate of the Adviser, to serve as the Dealer Manager for the Offering. The Dealer Manager is responsible for marketing the shares of common stock being offered pursuant to the Offering. There is no minimum number of shares required to be sold in the Offering. As of June 30, 2012, we had not conducted our initial closing.

If our net asset value per share increases, we intend to sell our shares at a price necessary to ensure that shares are not sold at a price per share, after deduction of selling commissions and dealer manager fees, which is below our net asset value per share. In the event of a material decline in our net asset value per share, which we consider to be a non-temporary 5% decrease below our then-current net offering price, and subject to certain conditions, we will reduce our offering price accordingly.

OVERVIEW

We are a specialty finance company primarily focused on making debt and equity investments in middle market companies which we define as companies with annual revenues between $10 million and $3 billion that operate in diverse industries. Our primary investment objective is to generate current income through debt and equity investments and a secondary objective is to generate long-term capital appreciation through such investments. We anticipate that during our offering period we will invest a majority of the net proceeds from the Offering in senior secured and second lien debt securities issued by middle market companies in private placements and negotiated transactions, which are traded in private over-the-counter markets for institutional investors. As we increase our capital base during our Offering period we will also invest in, and ultimately intend to have a significant portion of our assets invested in, customized direct secured and unsecured loans to and equity securities of lower middle market (“LMM”) companies, which we define as companies with annual revenues generally between $10 million and $150 million.

As of June 30, 2012, we had debt investments in eleven private placement investments and six LMM investments with an aggregate fair value of $16.3 million, with a total cost basis of $16.2 million, and a weighted average annual effective yield of approximately 10%. Approximately 96% of our total portfolio investments (at cost) were secured by first priority liens. The weighted average annual yields were calculated using the effective interest rates for all debt investments at June 30, 2012, including accretion of original issue discount.

The level of new portfolio investment activity will fluctuate from period to period based upon the size of the capital raise, our view of the current economic fundamentals, our ability to identify new investment opportunities that meet our investment criteria, and our ability to consummate the identified opportunities. The level of new investment activity, and associated interest and fee income, will directly impact future investment income. While we intend to grow our portfolio and our investment income over the long-term, our growth and our operating results may be more limited during depressed economic periods. However, we intend to appropriately manage our cost structure and liquidity position based on applicable economic conditions and our investment outlook. The level of realized gains or losses and unrealized appreciation or depreciation will also fluctuate depending upon portfolio activity and the performance of our individual portfolio companies. The changes in realized gains and losses and unrealized appreciation or depreciation could have a material impact on our operating results.

Investment Income

We plan to generate investment income in the form of dividends or interest on the debt securities that we hold and capital gains, if any, on convertible debt or other equity interests that we acquire in portfolio companies. In addition, we may generate revenue in the form of commitment, origination, structuring or diligence fees, monitoring fees, and possibly consulting fees and performance-based fees. Any such fees will be generated in connection with our investments and recognized as earned or as additional yield over the life of the debt investment.

Expenses

On both a short-term and long-term basis, our primary use of funds will be investments in portfolio companies and cash distributions to our stockholders. Our primary operating expenses will be the payment of administrative expenses and payment of advisory fees under the Advisory Agreement. The investment advisory fees paid to our Adviser (and the fees paid by our Adviser to our Sub-Adviser pursuant to the Sub-Advisory Agreement) will compensate our Advisers for their work in identifying, evaluating, negotiating, executing, monitoring and servicing our investments.

We will bear all other expenses of our operations and transactions, including (without limitation) fees and expenses relating to:

•	corporate and organizational expenses relating to offerings of our common stock, subject to limitations included in the Advisory Agreement;
•	the cost of calculating our net asset value, including the cost of any third-party valuation services;
•	the cost of effecting sales and repurchase of shares of our common stock and other securities;
•	fees payable to third parties relating to, or associated with, monitoring our financial and legal affairs, making investments, and valuing investments, including fees and expenses associated with performing due diligence reviews of prospective investments;
•	interest payable on debt, if any, incurred to finance our investments;
•	investment advisory fees;
•	transfer agent and custodial fees;
•	fees and expenses associated with marketing efforts;
•	federal and state registration fees;
•	federal, state and local taxes;

•	independent directors’ fees and expenses, including travel expenses;
•	costs of director and shareholder meetings, proxy statements, stockholders’ reports and notices;
•	cost of fidelity bond, directors and officers/errors and omissions liability insurance and other insurance premiums;
•	direct costs such as printing of shareholder reports and advertising or sales materials, mailing, long distance telephone, and staff;
•	fees and expenses associated with independent audits and outside legal costs, including compliance with the Sarbanes-Oxley Act, the 1940 Act, and applicable federal and state securities laws;
•	costs associated with our reporting and compliance obligations under the 1940 Act and applicable federal and state securities laws;
•	brokerage commissions for our investments;
•	all other expenses incurred by our Advisers, in performing their obligations subject to the limitations included in the Advisory Agreement and Sub-Advisory Agreement; and
•	all other expenses incurred by us or any administrator in connection with administering our business, including payments under any administration agreement that will be based upon our allocable portion of overhead and other expenses incurred by any administrator in performing its obligations under any proposed administration agreement, including rent and our allocable portion of the costs of compensation and related expenses of our chief compliance officer and chief financial officer and their respective staffs.

We have had a limited operating history and, therefore, this statement concerning additional expenses is necessarily an estimate and may not match our actual results of operations in the future. We expect expenses to vary with amount of assets under management.

Management Fee, Incentive Fee and Administrative Expense Waivers

Subject to a conditional fee waiver agreement, our Advisers have agreed to waive management and incentive fees for up to twelve months from the commencement of the Offering to the extent required to avoid distributions that are estimated to represent a return of capital for U.S. federal income tax purposes during such period. In certain circumstances, and subject to the discretion of our board of directors, it may be appropriate to reimburse the Advisers for fees waived under the conditional fee waiver agreement, as more fully described in the same. This management and incentive fee waiver arrangement is intended to support the reasonable alignment of our expenses with our income during the initial phase of our operations. For the quarter ended June 30, 2012, we incurred and he Advisers waived, base management fees of approximately $31,000 and subordinated incentive fees on income of approximately $18,000.

Pursuant to the Advisory Agreement and Sub-Advisory Agreement, we shall pay or reimburse to the Advisers for administrative services expenses which include all costs and expenses related to our day-to-day administration and management not related to advisory services. For the quarter ended June 30, 2012, we incurred, and the Advisers waived administrative services expenses of approximately $25,000.

CRITICAL ACCOUNTING POLICIES

Basis of Presentation

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Under the investment company rules and regulations pursuant to Article 6 of Regulation S-X, we are precluded from consolidating portfolio company investments, including those in which we have a controlling interest, unless the portfolio company is another investment company. An exception to this general principle occurs if we own a controlled operating company that provides all or substantially all of its services directly to us or a portfolio company of ours. None of the investments we have made qualify for this exception. Therefore, our portfolio investments are carried on the balance sheet at fair value, as discussed below, with any adjustments to fair value recognized as “Net Unrealized Appreciation (Depreciation)” on the Statement of Operations until the investment is realized, usually upon exit, resulting in any gain or loss on exit being recognized as a “Net Realized Gain (Loss) from Investments.”

Transactions Between Entities of Common Control

As discussed above, effective May 31, 2012, HMS Income LLC merged with and into HMS Income Fund, Inc. leaving us HMS Income Fund Inc. as the surviving entity. When evaluating the accounting for this transaction, we determined that this was a transaction between entities under common control. Consistent with this determination, we recognized the assets and liabilities transferred from HMS Income LLC at their carrying amounts at the time of the Merger Transaction. We have reported the results of operations for the period in which Merger Transaction occurred as though the exchange of equity interests had occurred at the beginning of the period. Therefore, the results of operations comprise those of the previously separate entities combined from the beginning of the period through the date of the Merger Transaction and the combined operations thereafter.

Valuation of Portfolio Investments

The most significant determination inherent in the preparation of our financial statements is the valuation of our portfolio investments and the related amounts of unrealized appreciation or depreciation. As of June 30, 2012, 86% of our total assets represented investments in portfolio companies valued at fair value. We are required to report our investments at fair value. We follow the provisions of the Accounting Standards Codification (“Codification” or “ASC”) 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements.

Our portfolio strategy calls for us to invest primarily in illiquid securities issued by private, LMM companies as well as privately placed debt securities issued by middle market companies that are generally larger in size than the LMM companies. These portfolio investments may be subject to restrictions on resale. LMM companies generally have no established trading market while privately placed debt securities generally have established markets that are not active. We determine in good faith the fair value of our portfolio investments pursuant to a valuation policy in accordance with ASC 820 and a valuation process approved by our board of directors and in accordance with the 1940 Act. For LMM investments, our Advisers review external events, including private mergers, sales and acquisitions involving comparable companies, and include these events in the valuation process. For private placement portfolio investments, we generally use observable inputs such as quotes prices in the valuation process. Our valuation policy and process is intended to provide a consistent basis for determining the fair value of the portfolio.

For LMM investments, market quotations are generally not readily available. We use the income approach to value our debt investments. For non-control debt investments, we determine the fair value primarily using a yield approach that analyzes the discounted cash flows of interest and principal for the debt security, as set forth in the associated loan agreements, as well as the financial position and credit risk of each of these portfolio investments. Our estimate of the expected repayment date of a debt security is generally the legal repayment date of the instrument as we generally intend to hold our loans to repayment. The yield analysis considers changes in leverage levels, credit quality, portfolio company performance and other factors. We will use the value determined by the yield analysis as the fair value for that security. Additionally, it is our position that assuming a borrower is outperforming underwriting expectations and because these respective investments do not contain pre-payment penalties, the borrower would most likely prepay or refinance the borrowing at a lower rate. Therefore, we do not believe that a market participant would pay a premium for the investment. Also, because of our general intent to hold loans to repayment, we do not believe that the fair value of the investment should be adjusted in excess of the face amount.

Our portfolio strategy also calls for it to invest in private placement investments that are generally larger in size than LMM investments. Private placement investments generally have established markets that are not active, however market quotations are generally readily available. For these private placement investments, we primarily use observable inputs such as third party quotes or other independent pricing of identical or similar assets in non-active markets to determine the fair value of those investments.

For valuation purposes, “control” investments represent debt securities for which we have a controlling interest in the portfolio company or have the ability to nominate a majority of the portfolio company’s board of directors. As of June 30, 2012, we did not have any control investments.

For valuation purposes, “non-control” portfolio investments are composed of debt securities for which we do not have a controlling interest in the portfolio company or the ability to nominate a majority of the portfolio company’s board of directors. For those non-control portfolio investments in which market quotations are generally readily available, we primarily use observable inputs such as third party quotes or other independent pricing to determine the fair value of those investments. As of June 30, 2012, all of our investments were classified as non-control investments.

Due to the inherent uncertainty in the valuation process, our estimate of fair value may differ materially from the values that would have been used had a ready market for the securities existed. In addition, changes in the market environment, portfolio company performance and other events that may occur over the lives of the investments may cause the gains or losses ultimately realized on these investments to be materially different than the valuations currently assigned. We estimate the fair value of each individual investment and record changes in fair value as unrealized appreciation or depreciation.

We use a standard internal portfolio investment rating system in connection with its investment oversight, portfolio management/analysis and investment valuation procedures. This system takes into account both quantitative and qualitative factors of the portfolio company and the investments held therein.

Interest Income

Interest income is recorded on the accrual basis to the extent amounts are expected to be collected. Accrued interest is evaluated periodically for collectability. When a debt security becomes 90 days or more past due, and we do not expect the debtor to be able to service all of its debt or other obligations, the debt security will generally be placed on non-accrual status and we will cease recognizing interest income on that debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. If a debt security’s status significantly improves regarding the debtor’s ability to service the debt or other obligations, or if a debt security is fully impaired, sold or written off, it will be removed from non-accrual status.

During the quarter, we held two debt instruments in our investment portfolio that contained a payment-in-kind (“PIK”) interest provision. If the borrower elects to pay, or is obligated to pay, interest under the optional PIK provision, and if deemed collectible in management’s judgment, then the interest is computed at the contractual rate specified in the investment’s credit agreement, the computed interest is added to the principal balance of the investment, and computed interest is recorded as interest income. Thus, the actual collection of this interest was deferred until the time of debt principal repayment.

Unearned Income — Original Issue Discount

We purchased some of our debt investments for less than their respective principal values. At acquisition, an original issue discount is recorded and is accreted into interest income using the effective interest method over the life of the debt. For the three and six month periods ended June 30, 2012, we accreted approximately $6,000 and $13,000, respectively, into interest income.

Organizational and Offering Costs

In accordance with the Advisory Agreement and the Sub-Advisory Agreement, we will reimburse the Advisers for any organizational expenses and Offering costs that are paid on our behalf, which consist of, among other costs, expenses of our organization, actual legal, accounting, bona fide out-of-pocket itemized and detailed due diligence costs, printing, filing fees, transfer agent costs, postage, escrow fees, data processing fees, advertising and sales literature and other Offering-related costs. Pursuant to the terms of the Advisory Agreement and Sub-Advisory Agreement, the Adviser is responsible for the payment of Offering costs to the extent they exceed 1.5% of the aggregate gross proceeds from the Offering during the Offering period.

As of June 30, 2012 and December 31, 2011, the Adviser and Sub-Adviser incurred approximately $1.69 million and $911,000, respectively of Offering costs on our behalf. Upon the execution of the Advisory Agreement and Sub-Advisory Agreement, on May 31, 2012, we recorded a due to affiliate liability and capitalized the deferred Offering costs as it is expected that we will reimburse the Advisers for these costs. Upon the initial closing, and every closing thereafter, 1.5% of the proceeds of such closing will be amortized as a charge to additional paid in capital and a reduction of deferred offering costs, until such asset is fully amortized. We expect to reimburse the Advisers for such costs incurred on their behalf on a monthly basis up to a maximum aggregate amount of 1.5% of offering proceeds raised. Pursuant to the terms of the Advisory

Agreement and Sub-Advisory Agreement, the Adviser and Sub-Adviser will be responsible for the payment of organizational and Offering expenses to the extent they exceed 1.5% of gross proceeds from the Offering.

PORTFOLIO INVESTMENT COMPOSITION

Private placement portfolio investments primarily consist of direct or secondary purchases of interest-bearing debt securities in companies that are generally larger in size than the LMM companies included in our LMM portfolio. While our privately placed portfolio debt investments are generally secured by a first priority lien, one investment is secured by a second priority lien.

Our current LMM portfolio investments consist solely of secured debt, in privately held, LMM companies. The LMM debt investments are secured by first liens on the assets of the portfolio companies, generally bear interest at fixed rates and generally mature between five and seven years from the original investment date. However, since we purchased these investments subsequent to their original investment dates, the maturities range from less than one year to approximately five years.

On May 29, 2012, we sold to Main Street three first lien senior secured LMM portfolio investments, Ziegler’s NYPD, LLC, Olympus Building Services, Inc. and Van Gilder Insurance Corporation. These assets were sold at the proportional face value amount or par value plus any accrued PIK.

On May 29, 2012, we acquired from Main Street three first lien senior secured LMM portfolio investments, AmeriTech College Operations, LLC (“AmeriTech”), California Healthcare Medical Billing, Inc. (“CHMB”), and IRTH Holdings, LLC (“IRTH”), each for $750,000. Ameritech is a technical school focused on training for nursing, medical billing, healthcare administration, and dental assistants. CHMB provides outsourced billing, revenue cycle management, business services, IT and electronic health record technology to physician practices, clinics, and multi-specialty organizations. IRTH is a leading provider of software and services to the underground utility damage prevention industry.

Summaries of the composition of our total investment portfolio at cost and fair value are shown in the following table:

	June 30, 2012			December 31, 2011
Cost:	LMM	Private Placement	Total	LMM	Private Placement	Total
First lien debt	100%	93.7%	95.5%	100%	93.8%	95.5%
Second lien debt	0%	6.3%	4.5%	0%	6.2%	4.5%
	100%	100%	100%	100%	100%	100%

	June 30, 2012			December 31, 2011
Fair Value:	LMM	Private Placement	Total	LMM	Private Placement	Total
First lien debt	100%	93.8%	95.5%	100%	93.8%	93.8%
Second lien debt	0%	6.2%	4.5%	0%	6.2%	6.2%
	100%	100%	100%	100%	100%	100%

The following table shows the total investment portfolio composition by geographic region of the Unites States at cost and fair value as a percentage of the total portfolio. The geographic composition is determined by the location of the corporate headquarters of the portfolio company (dollars in thousands).

	June 30, 2012
	Investments at Cost	Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Northeast	$6,879	42.5%	$6,938	42.6%
Southwest	4,185	25.9%	4,223	25.9%
West	2,182	13.5%	2,182	13.4%
Southeast	1,444	8.9%	1,473	9.0%
Midwest	1,487	9.2%	1,491	9.1%
Total	$16,177	100.0%	$16,307	100.0%

	December 31, 2011
	Investments at Cost	Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Northeast	$7,763	47.3%	$7,722	47.1%
Southwest	4,969	30.3%	4,960	30.2%
West	1,500	9.1%	1,500	9.2%
Southeast	1,448	8.8%	1,459	8.9%
Midwest	743	4.5%	746	4.6%
Total	$16,423	100.0%	$16,387	100.0%

Our investment portfolio is in companies conducting business in a variety of industries. Set forth below are tables showing the composition of our portfolio investments by industry at cost and fair value.

Cost:	June 30, 2012	December 31, 2011
Construction & Engineering	25.5%	25.2%
Professional & Business Services	13.1%	13.2%
Retailing	12.3%	12.1%
Oil & Gas Equipment & Services	9.0%	9.0%
Health Care Services	8.9%	4.6%
Education Services	4.6%	—
Utility Technology Services	4.6%	—
Chemicals	4.6%	4.5%
Managed Health Care	4.5%	4.5%
Textile and Apparel Manufacturing	4.4%	4.3%
Health Care Facilities	4.4%	4.3%
Financial Services	4.1%	4.5%
Diversified Support Services	—	4.6%
Insurance Brokers	—	4.6%
Restaurants	—	4.6%
	100.0%	100.0%

Fair Value:	June 30, 2012	December 31, 2011
Construction & Engineering	25.6%	25.4%
Professional & Business Services	13.2%	13.0%
Retailing	12.3%	12.1%
Oil & Gas Equipment & Services	9.0%	9.0%
Health Care Services	8.9%	4.6%
Education Services	4.6%	—
Utility Technology Services	4.6%	—
Chemicals	4.5%	4.5%
Managed Health Care	4.5%	4.5%
Health Care Facilities	4.5%	4.4%
Textile and Apparel Manufacturing	4.2%	4.1%
Financial Services	4.1%	4.6%
Diversified Support Services	—	4.6%
Insurance Brokers	—	4.6%
Restaurants	—	4.6%
	100.0%	100.0%

Our portfolio investments carry a number of risks including, but not limited to: (1) investing in companies which may have limited operating histories and financial resources; (2) holding investments that generally are not publically traded and which may be subject to legal and other restrictions on resale; and (3) other risks common to investing in below investment grade debt in LMM and middle market companies.

PORTFOLIO ASSET QUALITY

We utilize an internally developed rating system to rate the performance of each LMM portfolio company. Investment Rating 1 represents a LMM portfolio company that is performing in a manner which significantly exceeds expectations.Investment Rating 2 represents a LMM portfolio company that, in general, is performing above expectations. Investment Rating 3 represents a LMM portfolio company that is generally performing in accordance with expectations. Investment Rating 4 represents a LMM portfolio company that is underperforming expectations. Investments with such a rating require increased monitoring and scrutiny by us. Investment Rating 5 represents a LMM portfolio company that is significantly underperforming. Investments with such a rating require heightened levels of monitoring and scrutiny by us and involve the recognition of significant unrealized depreciation on such investment. All new LMM portfolio investments receive an initial 3 rating.

The following table shows the distribution of our LMM portfolio investments on the 1 to 5 investment rating scale at fair value as of June 30, 2012 and December 31, 2011 (dollars in thousands):

	June 30, 2012		December 31, 2011
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
1	$1,500	33.8%	$—	—
2	750	16.9%	750	16.7%
3	2,182	49.3%	3,750	83.3%
4	—	—	—	—
5	—	—	—	—
Totals	$4,432	100%	$4,500	100%

Based upon our investment rating system, the weighted average rating of our LMM portfolio was approximately 2.2 as of June 30, 2012 and 2.8 as of December 31, 2011.

For the total investment portfolio, as of June 30, 2012 and December 31, 2011, we had no investments on non-accrual status.

DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

Noted below is a discussion of our results of operations for the three and six months ended June 30, 2012. Our portfolio investment activity commenced on December 12, 2011, therefore there are no results of operations for the three or six months ended June 30, 2011 to present for comparative purposes.

Total Investment Income, Operating Expenses, Net Assets

For the three and six months ended June 30, 2012, our total investment income was approximately $410,000 and $825,000, respectively, consisting solely of interest income and the weighted average yield of our investment portfolio was approximately 9.9%. We expect further increases in interest income in future periods due to a growing base of portfolio investments that we expect to result from the expected increase in investment capital available from our Offering.

For the three and six months ended June 30, 2012 operating expenses, net of management and incentive fee and administrative services expense waivers were approximately $139,000 and $215,000, respectively, and primarily consisted of interest expense incurred and general and administrative expenses primarily related to board related costs.

For the three months ended June 30, 2012, the net increase in net assets (gross of distributions declared) was approximately $269,000. The most significant increase was attributable to net investment income in the amount of approximately $271,000. The other decrease in net assets was attributable to unrealized depreciation on investments of approximately $2,000.

For the six months ended June 30, 2012, the net increase in net assets (gross of distributions declared) was approximately $763,000. The most significant increase was attributable to net investment income in the amount of approximately $610,000. The other increase in net assets was attributable to unrealized appreciation on investments of approximately $153,000. As of June 30, 2012, none of the portfolio investments were non-accrual status or in default.

Liquidity and Capital Resources

Cash Flows

For the six months ended June 30, 2012, we experienced a net decrease in cash and cash equivalents of approximately $470,000. During that period, we generated approximately $607,000 of cash from our operating activities, primarily from net investment income. We generated approximately $271,000 in net cash from investing activities solely from the repayment of portfolio debt investments. During the first six months of 2012, approximately $1,348,000 was used in financing activities, which principally consisted of a net $500,000 reduction in notes payable, $600,000 in cash distributions paid to stockholders, and $248,000 of deferred financing costs incurred in the execution of the Capital One Credit Facility.

Distributions

With the authorization of its managers, HMS Income LLC declared distributions to its members for the period of December 12, 2011 – May 31, 2012 in the amount of $600,000.

With the authorization of our board of directors, we declared distributions to our stockholders for the period of June through September 2012. These distributions will be calculated based on stockholders of record each day from July through September 2012 in an amount equal to $0.00191781 per share, per day (which represents an annualized distribution yield of 7% based on our current public offering price of $10.00 per share, if it were maintained every day for a twelve-month period). Distributions will be paid on the first business day following the completion of each month to which they relate.

We may fund our cash distributions from any sources of funds available, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and fee waivers from our Advisers.

In order to satisfy the Code requirements applicable to a RIC, we intend to distribute to our stockholders substantially all of our taxable income, but we may also elect to periodically spillover certain excess undistributed taxable income from one tax year into the next tax year.

Capital Resources

As of June 30, 2012, we had approximately $472,000 in cash and cash equivalents and our net asset value totaled approximately $10,118,000 or $9.01 per share.

On May 24, 2012, HMS Income LLC entered into the Credit Facility with Capital One and immediately borrowed $7 million under the Credit Facility. We became the borrower under the Credit Facility as a result of the Merger Transaction. The Credit Facility has an accordion provision allowing increases in borrowing of up to $60 million, for a total facility of up to $75 million, subject to certain conditions. The proceeds from the initial borrowing were used to repay the outstanding balance on the Main Street Facility ($7.5 million). Borrowings under the Credit Facility bear interest, subject to our election, on a per annum basis equal to (i) the applicable Libor rate plus 2.75% or (ii) the higher of the Prime rate and one-half of one percent (0.5%) above the Federal Funds rate plus 1.5%. We pay unused commitment fees of 0.25% per annum on the average unused lender commitment under the Credit Facility. As of June 30, 2012, we exercised our LIBOR option and therefore the rate was 3.0%.

Borrowings under the Credit Facility are secured by all of our assets as well as all of the assets, and a pledge of equity ownership interests, of any of our future subsidiaries, which would be joined as guarantors. The credit agreement for the Credit Facility contains affirmative and negative covenants usual and customary for leveraged financings, including, but not limited to: (i) maintaining an interest coverage ratio of at least 2.0 to 1.0 (ii) maintaining an asset coverage ratio of at least 2.0 to 1.0 and (iii) maintaining a minimum adjusted tangible net worth of at least 80% of the Company’s adjusted tangible net worth on the closing date of the Credit Facility. As of June 30, 2012, the Company’s interest coverage ratio was 4.0 to 1, the Company’s asset coverage ratio was 2.4 to 1, and the Company’s tangible net worth was 99% of the Company’s adjusted tangible net worth at the closing date of the Credit facility. Additionally, we must provide information to Capital One on a regular basis, preserve our corporate existence, comply with applicable laws, including the 1940 Act, pay obligations when they become due, and invest the proceeds of the Offering in accordance with our investment objectives and strategies. Further, the credit agreement contains usual and customary default provisions including, without limitation: (i) a default in the payment of interest and principal; (ii) our insolvency or bankruptcy; (iii) a material adverse change in our business; or (iv) breach of any covenant, representation or warranty in the credit agreement or other credit documents and failure to cure such breach within defined periods. As of June 30, 2012, we are not aware of any instances of noncompliance with covenants related to the credit agreement. The expiration date of the Credit Facility is May 24, 2015, and we have two, one year extension options.

On June 4, 2012, the SEC declared our Registration Statement effective. As of June 30, 2012, as a result of the Merger Transaction, we had 1,123,157 common shares outstanding, however, we had not conducted our initial closing.

We anticipate that we will continue to fund our investment activities through existing cash and cash equivalents, capital raised from our Offering, and borrowings on our Credit Facility. Our primary uses of funds will be investments in portfolio companies, operating expenses and cash distributions to holders of our common stock.

In addition, as a BDC, we generally are required to meet a coverage ratio of total assets to total senior securities, which include borrowings and any preferred stock we may issue in the future, of at least 200%. Stated differently, the amount outstanding under our Credit Facility as a percentage of our total assets cannot exceed 50%. As of June 30, 2012, this percentage was 41%. This requirement limits the amount that we may borrow. As of June 30, 2012, we have capacity under our Credit Facility to borrow approximately an additional $6.0 million. However, considering the aforementioned restriction as of June 30, 2012, we had approximately $2.5 million in debt financing available to us.

Although we have been able to secure access to potential additional liquidity, through our Offering and also entering into the Credit Facility, there is no assurance that equity or debt capital will be available to us in the future on favorable terms, or at all.

Related-Party Transactions and Agreements

We have entered into agreements with the Adviser, the Sub-Adviser, and the dealer manager, whereby we pay certain fees and reimbursements to these entities during the various phases of our organization and operation. During the organization and offering stage, these include payments to the dealer manager for selling commissions and the dealer manager fee and payments to our Adviser for reimbursement of Offering costs. During the operational stage, these include payments for certain services that include but are not limited to the identification, execution, and management of our investments and also the management of our day-to-day operations provided to us by our Adviser and Sub-Adviser, pursuant to various agreements that we have entered into. See Note 8 to the financial statements included elsewhere in this quarterly report on Form 10-Q for additional information regarding related party transactions.

Contractual Obligations

As of June 30, 2012, we had $7.0 million in borrowings outstanding under the Credit Facility. Unless extended, the Credit Facility will expire May 24, 2015. The Credit Facility contains two, one year extension options from which we could extend the maturity to May 24, 2017. See above for a description of the Credit Facility.

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings at June 30, 2012 is as follows:

	Payments Due By Period (dollars in thousands)
	Total	Less than 1 year	1 – 3 years	3 – 5 years	After 5 years
Credit Facility(1)	$7,000	$—	$7,000	$—	$—
Interest and Credit Facility Fees Payable	20	20	—	—	—

(1)	At June 30, 2012, $8 million remained unused under our Credit Facility.

Recently Issued Accounting Standards

In May 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-04, Fair Value Measurements (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 results in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. ASU 2011-04 is effective for interim and annual reporting periods beginning after December 15, 2011. The adoption of ASU 2011-04 did not have a significant impact on our financial condition and results of operations.

Off-Balance Sheet Arrangements

As of June 30, 2012, we had no off-balance sheet arrangements.

Recent Developments and Subsequent Events

On July 3, 2012, we sold to a third party our National Healing Corporation debt investment for approximately $742,000.

On July 19, 2012, we were repaid the remainder of the outstanding principal of $705,000 on our Pacific Architects and Engineers Incorporated investment.

On July 19, 2012, we purchased from a third party for $735,000 ($750,000 par value) a first lien security interest in Waupaca Foundry Inc., a company engaged in the manufacturing of high quality iron castings.

On July 25, 2012, we sold to a third party our Academy, Ltd. debt investment for approximately $2,002,000.

On August 10, 2012, we purchased from a third party for $1,960,000 ($2,000,000 par value) a first lien security interest in Universal Fiber Systems LLC, a company engaged in the manufacturing of specialty fiber products.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments. Our investment income will be affected by changes in various interest rates, including LIBOR and prime rates, to the extent of any debt investments that include floating interest rates. As of June 30, 2012, approximately 73% of our portfolio investments (based on cost) contained variable interest rates. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. At June 30, 2012, based on our applicable levels of floating-rate debt investments, a 1% change in interest rates for the next twelve months would change our interest income from debt investments by approximately $117,000. Further, given our current level of borrowing ($7 million), a 1% change in interest rates for the next twelve months would change our interest expense by approximately $70,000.

Pursuant to the terms of the Credit Facility which we maintain with Capital One, we currently borrow at a floating rate based on LIBOR. We expect any future credit facilities, total return swap agreements or other financing arrangements that we may enter into will also be based on a floating interest rate. As a result, we are subject to risks relating to changes in market interest rates. In periods of rising interest rates when we have debt outstanding or swap agreements in effect, our interest expense would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments. As of June 30, 2012, we had not entered into any interest rate hedging arrangements.

Item 4.  Controls and Procedures.

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2012, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As a new company, we implemented our system of internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2012. There are no other changes that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. From time to time, we may be party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of any legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material adverse effect upon our financial condition or results of operations.

Item 1A.  Risk Factors.

There have been no material changes from the risk factors set forth in our final prospectus on Form 497, dated June 11, 2012.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In connection with the Merger Transaction consummated on May 31, 2012 described elsewhere in this report, we issued 1,123,157 shares of our common stock in exchange for a total of 1,111,111 membership units of HMS Income LLC, based on a $9.00 per share price (based on the $10.00 per share initial offering price less the 10% sales load not incurred) and the net asset value of HMS Income LLC determined at the time of the Merger Transaction by our board of directors. These shares were issued pursuant to an exemption from registration under Rule 506 of Regulation D of the Securities Act of 1933, as amended.

Item 3.  Defaults upon Senior Securities.

Not applicable.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

Not applicable

Item 6.  Exhibits.

Exhibit No.	Description
2.1	Agreement and Plan of Merger (filed as Exhibit (k)(3) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-178548), filed on May 31, 2012 and incorporated herein by reference).
3.1	Articles of Amendment and Restatement (filed as Exhibit (a)(2) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-178548), filed on May 31, 2012 and incorporated herein by reference).
3.2	Bylaws of the Registrant (filed as Exhibit (b) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-178548), filed on May 31, 2012 and incorporated herein by reference).
4.1	Form of Subscription Agreement (filed as Appendix A to the Registrant’s final prospectus filed pursuant to Rule 497 (File No. 333-178548), filed on June 11, 2012 and incorporated herein by reference).
10.1	Investment Advisory and Administrative Services Agreement by and between the Registrant and the Adviser (filed as Exhibit (g)(1) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-178548), filed on May 31, 2012 and incorporated herein by reference).
10.2	Investment Sub-Advisory Agreement by and among the Registrant, HMS Adviser LP, Main Street Capital Partners, LLC and Main Street Capital Corporation (filed as Exhibit (g)(2) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-178548), filed on May 31, 2012 and incorporated herein by reference).
10.3	Dealer Manager Agreement with Hines Securities, Inc. (filed as Exhibit (h)(1) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-178548), filed on May 31, 2012 and incorporated herein by reference).
10.4	Form of Selected Dealer Agreement (filed as Exhibit (h)(2) to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-178548), filed on April 27, 2012 and incorporated herein by reference).
10.5	Custody Agreement (filed as Exhibit (j) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-178548), filed on May 31, 2012 and incorporated herein by reference).
10.6	Conditional Fee Waiver Agreement (filed as Exhibit (k)(1) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-178548), filed on May 31, 2012 and incorporated herein by reference).
10.7	Credit Agreement with Capital One, National Association (filed as Exhibit (k)(4) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-178548), filed on May 31, 2012 and incorporated herein by reference).
10.8†	Form of Indemnification Agreement by and between Registrant and each of its Affiliated Directors and Officers (filed as Exhibit (k)(5) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-178548), filed on May 31, 2012 and incorporated herein by reference).
10.9†	Form of Indemnification Agreement by and between Registrant and each of its Independent Directors (filed as Exhibit (k)(6) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-178548), filed on May 31, 2012 and incorporated herein by reference).
10.10	Escrow Agreement (filed as Exhibit (k)(7) to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form N-2 (File No. 333-178548), filed on June 25, 2012 and incorporated herein by reference).

Exhibit No.	Description
†10.11	Distribution Reinvestment Plan (filed as Exhibit (e) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-178548), filed on May 31, 2012 and incorporated herein by reference).
31.1	Certification of Chief Executive Officer of the Registrant, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
31.2	Certification of Chief Financial Officer of the Registrant, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HMS INCOME FUND, INC.

Date: August 13, 2012	By: /s/ CHARLES N. HAZEN Charles N. Hazen Chairman and Chief Executive Officer
Date: August 13, 2012	By: /s/ RYAN T. SIMS Ryan T. Sims Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger (filed as Exhibit (k)(3) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-178548), filed on May 31, 2012 and incorporated herein by reference).
3.1	Articles of Amendment and Restatement (filed as Exhibit (a)(2) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-178548), filed on May 31, 2012 and incorporated herein by reference).
3.2	Bylaws of the Registrant (filed as Exhibit (b) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-178548), filed on May 31, 2012 and incorporated herein by reference).
4.1	Form of Subscription Agreement (filed as Appendix A to the Registrant’s final prospectus filed pursuant to Rule 497 (File No. 333-178548), filed on June 11, 2012 and incorporated herein by reference).
10.1	Investment Advisory and Administrative Services Agreement by and between the Registrant and HMS Adviser LP (filed as Exhibit (g)(1) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-178548), filed on May 31, 2012 and incorporated herein by reference).
10.2	Investment Sub-Advisory Agreement by and among the Registrant, HMS Adviser LP, Main Street Capital Partners, LLC and Main Street Capital Corporation (filed as Exhibit (g)(2) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-178548), filed on May 31, 2012 and incorporated herein by reference).
10.3	Dealer Manager Agreement with Hines Securities, Inc. (filed as Exhibit (h)(1) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-178548), filed on May 31, 2012 and incorporated herein by reference).
10.4	Form of Selected Dealer Agreement (filed as Exhibit (h)(2) to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-178548), filed on April 27, 2012 and incorporated herein by reference).
10.5	Custody Agreement (filed as Exhibit (j) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-178548), filed on May 31, 2012 and incorporated herein by reference).
10.6	Conditional Fee Waiver Agreement (filed as Exhibit (k)(1) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-178548), filed on May 31, 2012 and incorporated herein by reference).
10.7	Credit Agreement with Capital One, National Association (filed as Exhibit (k)(4) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-178548), filed on May 31, 2012 and incorporated herein by reference).
10.8†	Form of Indemnification Agreement by and between Registrant and each of its Affiliated Directors and Officers (filed as Exhibit (k)(5) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-178548), filed on May 31, 2012 and incorporated herein by reference).
10.9†	Form of Indemnification Agreement by and between Registrant and each of its Independent Directors (filed as Exhibit (k)(6) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-178548), filed on May 31, 2012 and incorporated herein by reference).
10.10	Escrow Agreement (filed as Exhibit (k)(7) to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form N-2 (File No. 333-178548), filed on June 25, 2012 and incorporated herein by reference).

Exhibit No.	Description
†10.11	Distribution Reinvestment Plan (filed as Exhibit (e) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-178548), filed on May 31, 2012 and incorporated herein by reference).
31.1	Certification of Chief Executive Officer of the Registrant, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
31.2	Certification of Chief Financial Officer of the Registrant, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

†	Management contract or compensatory plan or arrangement.