Form 10-Q
period 2012-09-30
HMS INCOME FUND, INC.
filed 2012-11-14
CIK 1535778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

________________

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 814-00939

________________

HMS Income Fund, Inc.

(Exact Name of Registrant as Specified in its Charter)

Maryland (State or Other Jurisdiction of Incorporation or Organization)	45-3999996 (I.R.S. Employer Identification No.)

2800 Post Oak Boulevard Suite 5000 Houston, Texas (Address of Principal Executive Offices)	77056-6118 (Zip Code)

(888) 220-6121

(Registrant’s telephone number, including area code)

Not applicable

(Former name, former address and formal fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The issuer has 1,233,704 shares of common stock outstanding as of November 14, 2012.

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
	Balance Sheets as of September 30, 2012 (Unaudited) and December 31, 2011	1
	Unaudited Statements of Operations for the three and nine months ended September 30, 2012	2
	Unaudited Statement of Changes in Net Assets for the nine months ended September 30, 2012	3
	Unaudited Statement of Cash Flows for the nine months ended September 30, 2012	4
	Schedules of Investments as of September 30, 2012 (Unaudited) and December 31, 2011	5
	Notes to the Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35
Item 4.	Controls and Procedures	35

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	36
Item 1A.	Risk Factors	36
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36
Item 3.	Defaults Upon Senior Securities	36
Item 4.	Mine Safety Disclosures	36
Item 5.	Other Information	36
Item 6.	Exhibits	37

SIGNATURES
EX-31.1 Certification
EX-31.2 Certification
EX-32.1 Certification of CEO & CFO pursuant to Section 906

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

HMS Income Fund, Inc.

Balance Sheets

(in thousands, except per share and per unit amounts)

	September 30, 2012 (Unaudited)	December 31, 2011
ASSETS

Portfolio investments at fair value:
Affiliate investment (cost: $9,257 and $- as of September 30, 2012 and December 31, 2011)	$9,366	$-
Non-Control/Non-Affiliate investments (cost: $7,128 and $16,423 as of September 30, 2012 and December 31, 2011)	7,237	16,387
Total portfolio investments (cost: $16,385 and $16,423 as of September 30, 2012 and December 31, 2011)	16,603	16,387

Cash and cash equivalents	527	942
Interest receivable	68	26
Prepaid and other assets	198	-
Due from Main Street Capital Corporation	180	170
Deferred offering costs	2,119	-
Deferred financing costs (net of accumulated amortization of $27 and $2 as of September 30, 2012 and December 31, 2011)	221	27
Total assets	$19,916	$17,552

LIABILITIES

Accounts payable and other liabilities	$29	$18
Payable for unsettled trades	55
Distribution payable	65	-
Due to affiliates	2,444	14
Note payable	7,000	-
Note payable to Main Street Capital Corporation	-	7,500
Total liabilities	9,593	7,532

Commitments and contingencies

NET ASSETS
Membership interests; 1,111,111 units outstanding as of December 31, 2011	-	1
Common Stock, $.001 par value; 150,000,000 shares authorized, 1,159,431 issued and outstanding as of September 30, 2012	1	-
Additional paid in capital	10,096	9,999
Accumulated net investment income, net of distributions	63	56
Accumulated net realized gain on investment	12	-
Net unrealized appreciation (depreciation)	151	(36)
Total net assets	10,323	10,020

Total liabilities and net assets	$19,916	$17,552

Net asset value per share / per unit	$8.90	$9.02

See notes to the financial statements.

HMS Income Fund, Inc.

Statements of Operations

(in thousands, except shares and per share amounts)

(Unaudited)

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
INVESTMENT INCOME:

Interest income:
Affiliate investment	$397	$531
Non-Control/Non-Affiliate investments	67	757

Total interest income	464	1,288

EXPENSES:
Interest expense	79	235
Management and incentive fees	152	201
Administrative services expenses	129	154
Professional fees	51	70
Insurance	46	62
Other general and administrative	26	50
Expenses before fee and expense waivers	483	772
Waiver of management and incentive fees	(152)	(201)
Waiver of administrative services expenses	(129)	(154)
Total expenses, net of fee and expense waivers	202	417

NET INVESTMENT INCOME	262	871

NET REALIZED GAIN FROM INVESTMENT
Affiliate investment	12	12
Total realized gain from investment	12	12

NET REALIZED INCOME	274	883

NET UNREALIZED APPRECIATION (DEPRECIATION)
Affiliate investment	(74)	(74)
Non-Control/Non-Affiliate investments	107	261
Total net unrealized appreciation	33	187

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$307	$1,070

NET INVESTMENT INCOME PER SHARE – BASIC AND DILUTED	$0.23	$0.77
NET REALIZED INCOME PER SHARE – BASIC AND DILUTED	$0.24	$0.78
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE – BASIC AND DILUTED	$0.27	$0.95
DISTRIBUTIONS DECLARED PER SHARE	$0.18	$0.77
WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	1,129,501	1,125,287

See notes to the financial statements.

HMS Income Fund, Inc.

Statement of Changes in Net Assets

For the Nine Months Ended September 30, 2012

(in thousands, except number of units and number of shares)

(Unaudited)

						Accumulated
						Net
	Membership Interests		Common Stock			Investment		Net
					Additional	Income, Net	Accumulated	Unrealized
	Number		Number		Paid-In	of	Net Realized	(Depreciation)	Total Net
	of Units	Par Value	of Shares	Par Value	Capital	Distributions	Gain	Appreciation	Assets
Balance at December 31, 2011	1,111,111	$1	-	$-	$9,999	$56	$-	$(36)	$10,020
Issuance of common stock	-	-	11,000	-	110	-	-	-	110
Issuance of common stock due to stock dividend	-	-	25,274	-	-	-	-	-	-
Selling commissions and dealer manager fees	-	-	-	-	(11)	-	-	-	(11)
Offering costs	-	-	-	-	(2)	-	-	-	(2)
Distributions declared	-	-	-	-	-	(864)	-	-	(864)
Net increase in net assets resulting from operations	-	-	-	-	-	871	12	187	1,070
Merger transaction – May 31, 2012	(1,111,111)	(1)	1,123,157	1	-	-	-	-	-
Balance at September 30, 2012	-	$-	1,159,431	$1	$10,096	$63	$12	$151	$10,323

See notes to the financial statements.

HMS Income Fund, Inc.

Statement of Cash Flows

(in thousands)

(Unaudited)

Nine Months Ended September 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES

Net increase in net assets resulting from operations	$1,070
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:

Net unrealized (appreciation) of portfolio investments	(187)
Net realized (gain) of affiliate investment	(12)
Amortization of deferred financing costs	54
Accretion of unearned income	(85)
Net payment-in-kind interest accrual	(25)

Changes in other assets and liabilities:

Interest receivable	(42)
Prepaid and other assets	(198)
Due from Main Street Capital Corporation	(10)
Due to affiliates	311
Accounts payable and other liabilities	11
Payable for unsettled trades	55
Net cash provided by operating activities	942

CASH FLOWS FROM INVESTING ACTIVITIES
Repayments received, sales of investments in portfolio companies	7,259
Investments in portfolio companies	(7,168)
Net cash provided by investing activities	91

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	110
Payment of selling commissions and dealer manager fees	(11)
Payment of distributions	(799)
Principal payment on note payable to Main Street Capital Corporation	(7,500)
Proceeds from note payable	7,000
Payment of deferred financing costs	(248)
Net cash used in financing activities	(1,448)

Net decrease in cash and cash equivalents	(415)

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF PERIOD	942

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$527

See notes to the financial statements.

HMS Income Fund, Inc.

Schedule of Investments

As of September 30, 2012

(dollars in thousands)

(Unaudited)

		Principal	Cost	Fair
Portfolio Company / Type of Investment (1)	Industry	(5)	(5)	Value
Affiliate Investment (For accounting purposes, the affiliate investment is a secured loan to Main Street Capital Corporation, collateralized by the following investments, see footnote 8 below)
Ameritech College Operations, LLC, 18% Secured Debt (Maturity –March 9, 2017)	Education Services	$750	$750	$750
CHMB, Inc., 12% Secured Debt (Maturity – October 17, 2015)	Healthcare Services	750	750	750
Ipreo Holdings LLC, LIBOR Plus 6.50%, Current Coupon 8.00%, Secured Debt (Maturity – August 5, 2017) (6)	Software Solutions	743	728	752
IRTH Holdings, LLC, 12% Secured Debt (Maturity – December 29, 2015)	Utility Technology Services	718	718	718
Metropolitan Health Networks, Inc., LIBOR Floor of 1.75% Plus 11.75%, Current Coupon 13.50%, Secured Debt (Maturity – October 4, 2017) (6) (7)	Primary Care Network	750	735	746
NAPCO Precast, LLC, 18.00% Secured Debt (Maturity – February 1, 2013)	Precast Concrete Manufacturing	750	750	750
NRI Clinical Research, LLC, 14.00% Secured Debt (Maturity – September 8, 2016)	Clinical Research	646	646	646
Phillips Plastic Corporation, LIBOR Plus 5.00%, Current Coupon 6.50%, Secured Debt (Maturity – February 12, 2017) (6)	Custom Plastic and Metal Services	743	735	740
Principle Environmental, LLC, 12.00% Secured Debt (Maturity – February 1, 2016)	Noise Abatement Product/Services	750	750	750
UniTek Global Services, Inc., LIBOR Plus 7.50%, Current Coupon 9.00%, Secured Debt (Maturity – April 15, 2018) (6)	Telecommunications	1,454	1,356	1,434
VFH Parent LLC, LIBOR Plus 6.00%, Current Coupon 7.50%, Secured Debt (Maturity – July 8, 2016) (6)	Electronic Trading and Market Making	641	627	643
Visant Corporation, Base Rate of 1.25% Plus 4.00%, Current Coupon 5.25%, Secured Debt (Maturity – December 22, 2016) (6)	Textile and Apparel Manufacturing	712	712	687
Subtotal Affiliate Investment (2) (3) (4) – 56% (of total Portfolio Investments at fair value)			$9,257	$9,366
Non-Control/Non-Affiliate Investments (4)
CDC Software Corporation, LIBOR plus 6%, Current Coupon 7.50%, Senior Secured Debt (Maturity – August 6, 2018) (6)	Computers & Electronics	750	743	752
Flexera Software, LLC, LIBOR plus 9.75%, Current Coupon 11.00%, Secured Debt (Maturity – September 30, 2018)(6)	Computers & Electronics	1,500	1,518	1,530
Homeward Residential Holdings, Inc., LIBOR plus 6.75%, Current Coupon 8.25%, Secured Debt (Maturity – August 8, 2017) (6)	Financial Services	750	731	762
National Vision, Inc., LIBOR Plus 5.75%, Current Coupon 7.00%, Secured Debt (Maturity – August 2, 2018) (6)	Retail	750	739	760
Panolam Industries International, Inc., LIBOR plus 6.00%, Current Coupon 7.25%, Secured Debt (Maturity – August 23, 2017) (6)	Chemicals	750	743	748
Universal Fiber Systems, LLC, LIBOR plus 5.75%, Current Coupon 7.50%, Secured Debt (Maturity – June 26, 2015) (6)	Textile and Apparel Manufacturing	1,959	1,919	1,930
Waupaca Foundry, Inc., LIBOR plus 7.25%, Current Coupon 8.50%, Secured Debt (Maturity – June 29, 2017) (6)	Steel	750	735	755
Subtotal Non-Control/Non-Affiliate Investments (2) (3) (4) - 44% (of total Portfolio Investments at fair value)			$7,128	$7,237

Total Portfolio Investments			$16,385	$16,603

(1)	See Note 3 – Fair Value Hierarchy for Investments for summary geographic location of portfolio companies.
(2)	Control investments are defined by the Investment Company Act of 1940, as amended (“1940 Act”) as investments in which more than 25% of the voting securities are owned or where the ability to nominate greater than 50% of the board representation is maintained. As of September 30, 2012, the Company did not own any Control investments.
(3)	Affiliate investments are defined by the 1940 Act as investments in which between 5% and 25% of the voting securities are owned, or an investment in an investment company’s investment adviser, and the investments are not classified as Control investments.
(4)	Non-Control/Non-Affiliate investments are defined by the 1940 Act as investments that are neither Control investments nor Affiliate investments.
(5)	Principal is net of payments. Cost is net of payments.
(6) (7) (8)

Index based floating interest rate is subject to contractual minimum interest rates.

The investment is not a qualifying asset under the 1940 Act. A BDC may not acquire any asset other than qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of the BDC's total assets.

For accounting purposes, the Purchase Transaction described in Note 2 – Basis of Presentation and Summary of Significant Accounting Policies - Investment Classification has been accounted for as secured loan to Main Street Capital Corporation. For purposes of this schedule, the investments collateralizing the secured loan are reported individually.

See notes to the financial statements.

HMS Income LLC

Schedule of Investments

As of December 31, 2011

(dollars in thousands)

		Principal	Cost	Fair
Portfolio Company / Type of Investment (1)	Industry	(5)	(5)	Value
Non-Control/Non-Affiliate Investments (For accounting purposes, the non-control/non-affiliate investments are a secured loan to Main Street Capital Corporation, collateralized by the following investments, see footnote 8 below)
Academy, Ltd, LIBOR Plus 4.50%, Current Coupon 6.00%, Secured Debt (Maturity – August 3, 2018) (6)	Sporting Goods Retailer	$2,000	$1,992	$1,984
Ipreo Holdings LLC, LIBOR Plus 6.50%, Current Coupon 8.00%, Secured Debt (Maturity – August 5, 2017) (6)	Software Solutions	748	734	731
Metropolitan Health Networks, Inc., LIBOR Floor of 1.75% Plus 11.75%, Current Coupon 13.50%, Secured Debt (Maturity – October 4, 2017) (6)	Primary Care Network	750	735	735
Multiplan, Inc., LIBOR Plus 3.25%, Current Coupon 4.75%, Secured debt (Maturity – August 26, 2017) (6)	Healthcare Preferred Provider Organization	747	747	713
NAPCO Precast, LLC, 18.00% Secured Debt (Maturity – February 1, 2013)	Precast Concrete Manufacturing	750	750	750
National Healing Corporation, LIBOR Plus 6.75%, Current Coupon 8.25%, Secured Debt (Maturity – November 30, 2017) (6)	Wound Care Services	750	713	724
NRI Clinical Research, LLC, 14.00% Secured Debt (Maturity – September 8, 2016)	Clinical Research	750	750	750
Olympus Building Services, Inc., 12.00% Secured Debt (Including PIK) (Maturity – March 27, 2014) (7)	Custodial/Facilities Services	750	750	750
Pacific Architects and Engineers Incorporated, LIBOR Plus 6.00%, Current Coupon 7.50%, Secured Debt (Maturity – April 4, 2017) (6)	Architecture and Engineering Services	705	691	684
Phillips Plastic Corporation, LIBOR Plus 5.00%, Current Coupon 6.50%, Secured Debt (Maturity – February 12, 2017) (6)	Custom Plastic and Metal Services	750	743	746
Principle Environmental, LLC, 12.00% Secured Debt (Maturity – February 1, 2016)	Noise Abatement Product/Services	750	750	750
Ulterra Drilling Technologies, L.P., LIBOR Floor of 2% Plus 7.50%, Current Coupon 9.50%, Secured Debt (Maturity – September 9, 2016) (6)	Oilfield Services	741	727	726
UniTek Global Services, Inc., LIBOR Plus 7.50%, Current Coupon 9.00%, Secured Debt (Maturity – April 15, 2018) (6)	Telecommunications	3,491	3,393	3,421
Van Gilder Insurance Corporation, 13.00% Secured Debt (Maturity – January 31, 2016)	Insurance Brokerage	750	750	750
VFH Parent LLC, LIBOR Plus 6.00%, Current Coupon 7.50%, Secured Debt (Maturity – July 8, 2016) (6)	Electronic Trading and Market Making	750	736	753
Visant Corporation, Base Rate of 1.25% Plus 4.00%, Current Coupon 5.25%, Secured Debt (Maturity – December 22, 2016) (6)	Textile and Apparel Manufacturing	712	712	670
Zieglers NYPD, LLC, 13.00% Current / Plus 5.00% PIK Secured Debt (Maturity – October 1, 2013) (7)	Casual Restaurant Group	750	750	750
Total Non-Control/Non-Affiliate Investments (2) (3) (4) - 100% (of total Portfolio Investments at fair value)			$16,423	$16,387

(1)	See Note 3 – Fair Value Hierarchy for Investments for summary geographic location of portfolio companies.

(2)	Control investments are defined by the 1940 Act as investments in which more than 25% of the voting securities are owned or where the ability to nominate greater than 50% of the board representation is maintained. As of December 31, 2011, the Company did not own any Control investments.

(3)	Affiliate investments are defined by the 1940 Act as investments in which between 5% and 25% of the voting securities are owned, or an investment in an investment company’s investment adviser, and the investments are not classified as Control investments. As of December 31, 2011, the Company did not own and Affiliate investments.

(4)	Non-Control/Non-Affiliate investments are defined by the 1940 Act as investments that are neither Control investments nor Affiliate investments.

(5)	Principal is net of payments. Cost is net of payments.

(6)	Index based floating interest rate is subject to contractual minimum interest rates.
(7)	Olympus Building Services Inc. and Ziegler’s NYPD LLC, include $1 and $2 respectively of PIK interest revenue.

(8)	For accounting purposes, the Purchase Transaction described in Note 2 – Basis of Presentation and Summary of Significant Accounting Policies - Investment Classification has been accounted for as secured loan to Main Street Capital Corporation. For purposes of this schedule, the investments collateralizing the secured loan are reported individually.

See notes to the financial statements.

HMS Income Fund, Inc.

Notes to the Financial Statements

(Unaudited)

Note 1. Principal Business and Organization

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

The business of the Company is managed by HMS Adviser LP (the “Adviser”), an affiliate of Hines Interests Limited Partnership (“Hines”), pursuant to the Investment Advisory and Administrative Services Agreement (the “Advisory Agreement”) between the Company and the Adviser. The Adviser has engaged a subsidiary of Main Street Capital Corporation (“Main Street” and which sub-adviser is herein referred to as the “Sub-Adviser” and, collectively with the Adviser, the “Advisers”) to perform certain responsibilities pursuant to the Investment Sub-Advisory Agreement (the “Sub-Advisory Agreement”). Upon the execution of the Sub-Advisory Agreement on May 31, 2012, Main Street became an affiliate of the Company. The Company has engaged Hines Securities, Inc., (the “Dealer Manager”) an affiliate of the Adviser, to serve as the Dealer Manager for the Offering. The Dealer Manager is responsible for marketing the Company’s shares being offered pursuant to the Offering.

HMS Income LLC was formed under the Maryland Limited Liability Company Act on November 28, 2011. On December 12, 2011, an affiliate of Hines and an unaffiliated investor purchased 1,111,111 membership units of HMS Income LLC for a price of $9.00 per unit, which represents the Company’s initial public offering price in the Offering (as defined above) of $10.00 per share minus selling commissions of $0.70 per share and dealer manager fees of $0.30 per share, pursuant to a private placement, for an aggregate of $10.0 million. An executive officer of the unaffiliated investor is also an independent director of the Sub-Adviser. Simultaneous with that initial capitalization, HMS Income LLC entered into a senior secured single advance term loan credit facility with Main Street in the committed principal amount of $7.5 million (the “Main Street Facility”). On December 12, 2011, HMS Income LLC fully drew the entire amount of the committed principal amount under the Main Street Facility and acquired from Main Street approximately $16.5 million of investments utilizing its initial equity investments and proceeds from the Main Street Facility.

On May 31, 2012, HMS Income LLC merged with and into HMS Income Fund, Inc. (the “Merger Transaction”). HMS Income Fund, Inc. is the surviving entity following the Merger Transaction, pursuant to the Agreement and Plan of Merger and the Articles of Merger. The Articles of Merger provided that within 48 hours prior to the Merger Transaction, a properly-constituted board of directors (with a majority of non-interested members) of HMS Income Fund, Inc. would determine the fair value of the initial portfolio held by HMS Income LLC. The Agreement and Plan of Merger also provided that the outstanding membership units of HMS Income LLC would be converted into the number of shares of common stock of HMS Income Fund, Inc. that equal $9.00 per share (based on the $10.00 per share initial offering price less the 10% sales load not incurred) based on the net asset value of HMS Income LLC determined at the time of the Merger Transaction by the board of directors of HMS Income Fund, Inc. As a result, the Hines affiliate and the unaffiliated investor exchanged a total of 1,111,111 membership units of HMS Income LLC for 1,123,157 shares of HMS Income Fund, Inc.’s common stock.

The SEC declared the Registration Statement effective on June 4, 2012, and the Offering commenced shortly thereafter. As of September 30, 2012 the Company had raised $110,000.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

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

Investment Classification

The Company classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, (a) “Control Investments” are defined as investments in companies in which the Company owns more than 25% of the voting securities or has rights to nominate greater than 50% of the board representation, (b) “Affiliate Investments” are defined as investments in which between 5% and 25% of the voting securities are owned, or an investment in an investment company’s investment adviser, and the investments are not classified as Control investments and (c) “Non-Control/Non-Affiliate Investments” are defined as investments that are neither Control investments nor Affiliated investments.

On December 12, 2011, HMS Income LLC acquired interests in seventeen investments from Main Street and certain of its affiliates for approximately $16.5 million, (the “Purchase Transaction”), as evidenced by an Assignment and Assumption Agreement (the “Assignment”). Concurrently with the Purchase Transaction, HMS Income LLC and Main Street’s affiliate entered into a Servicing Agreement (the “Servicing Agreement”), pursuant to which Main Street’s affiliate agreed to perform certain services for HMS Income LLC with respect to the acquired investments thereof. Main Street’s affiliate continues to be the servicing agent for those investments.

The legal nature of the Purchase Transaction and the intent of both HMS Income LLC and Main Street was to effectuate a sale thereby providing HMS Income LLC with an ownership of undivided interests in the acquired investments. The Purchase Transaction was originally classified as a sale under ASC 860 in the financial statements, as previously reported as of and for the periods ended December 31, 2011 and March 31, 2012 included in the Company’s registration statement on Form N-2 filed December 16, 2011 and all subsequent amendments and in the quarterly report on Form 10Q for the quarter ended June 30, 2012. Subsequently it was determined that, due to certain provisions within the Servicing Agreement, and in order to comply with ASC-860, the investments acquired in the Purchase Transaction should have been classified as a secured loan to Main Street, for accounting purposes. As such, these investments are reported as “Affiliate Investment” on the balance sheet and schedule of investments as of September 30, 2012, and are described as collateral of a secured loan to Main Street on the schedules of investments as of September 30, 2012 and December 31, 2011. Additionally, interest income related to these investments, previously reported as interest income of Non-Control/Non Affiliate investments, is now reported as interest income of Affiliate investment for the period from June 1, 2012 to September 30, 2012 on the statement of operations.

The Company evaluated both the quantitative and qualitative impact of this presentation on prior reporting periods and determined that because there were no changes to total assets, net assets, net increase in net assets resulting from operations and net asset value per share, among other considerations, any revision to prior period financial statements would not be material. Such reclassifications will be made the next time the prior financial statements are filed.

On November 2, 2012, the Company and Main Street’s affiliate amended and restated the Servicing Agreement to conform the Servicing Agreement with the intent of the parties at the time of the consummation of the Purchase Transaction and to account for certain changed facts and circumstances. As a result of the amended and Restated Servicing Agreement, in future periods, the Purchase Transaction will be reported as a sale for accounting purposes under ASC 860, and the related investments will be classified as Non-Control/Non-Affiliate Investments.

Valuation of Portfolio Investments

The Company accounts for its portfolio investments at fair value under the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“Codification” or “ASC”) 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. ASC 820 requires the Company to assume that the portfolio investment is to be sold in the principal market to independent market participants. Market participants are defined as buyers and sellers in the principal market that are independent, knowledgeable, and willing and able to transact. For those investments in which there is an absence of a principal market, the Company incorporates the income approach to estimate the fair value of its portfolio debt investments primarily through the use of a yield to maturity model.

The Company’s portfolio strategy calls for it to invest in illiquid securities issued by private companies. These securities are also defined herein as lower middle market (“LMM”) investments. These portfolio investments may be subject to restrictions on resale and will generally have no established trading market or generally have established markets that are inactive. The Company determines in good faith the fair value of its portfolio investments pursuant to a valuation policy in accordance with ASC 820. The Company reviews external events, including private mergers, sales and acquisitions involving comparable companies, and includes these events in the valuation process.  The Company’s valuation policy and process are intended to provide a consistent basis for determining the fair value of the portfolio.

For LMM investments, market quotations are generally not readily available. The Company uses the income approach to value its debt investments. The Company determines the fair value primarily using a yield approach that analyzes the discounted cash flows of interest and principal for the debt security, as set forth in the associated loan agreements, as well as the financial position and credit risk of each of these portfolio investments. The Company’s estimate of the expected repayment date of a debt security is generally the legal repayment date of the instrument as the Company generally intends to hold its loans to repayment. The yield analysis considers changes in leverage levels, credit quality, portfolio company performance and other factors. The Company will use the value determined by the yield analysis as the fair value for that security. However, it is the Company’s position that assuming a borrower is outperforming underwriting expectations and because these respective investments do not contain pre-payment penalties, the borrower would most likely prepay or refinance the borrowing at a lower rate. Therefore, the Company does not believe that a market participant would pay a premium for the investment. Also, because of the Company’s general intent to hold its loans to repayment, the Company generally does not believe that the fair value of the investment should be adjusted in excess of the face amount. However, adjustments to investment values will be made for impairments.

The Company’s portfolio strategy also calls for it to invest primarily in private placement investments that are generally larger in size than LMM investments. Private placement investments generally have established markets that are not active; however, market quotations are generally readily available. For these private placement investments, the Company primarily uses observable inputs such as third party quotes or other independent pricing of identical or similar assets in non-active markets to determine the fair value of those investments.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with an original maturity of three months or less at the date of purchase. Cash and cash equivalents are carried at cost, which approximates fair value.

Interest Income

Interest income is recorded on the accrual basis to the extent amounts are expected to be collected. Accrued interest is evaluated periodically for collectability. When a debt security becomes 90 days or more past due, and the Company does not expect the debtor to be able to service all of its debt or other obligations, the debt security will generally be placed on non-accrual status and the Company will cease recognizing interest income on that debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. If a debt security’s status significantly improves regarding the debtor’s ability to service the debt or other obligations, or if a debt security is fully impaired, sold or written off, it will be removed from non-accrual status. As of September 30, 2012 and December 31, 2011, the Company did not have any investments on non-accrual status. Additionally, the Company is not aware of any material changes to the creditworthiness of the borrowers. To date, no investment has been restructured in any way.

During the nine months ended September 30, 2012, the Company held two debt instruments in its investment portfolio that contained a payment-in-kind (“PIK”) interest provision. If either of these borrowers had elected to pay, or was obligated to pay, interest under the optional PIK provision, and if deemed collectible in management’s judgment, then the interest would be computed at the contractual rate specified in the investment’s credit agreement, the computed interest would be added to the principal balance of the investment, and computed interest would be recorded as interest income. Thus, the actual collection of this interest would be deferred until the time of debt principal repayment. As of September 30, 2012, the Company did not own any debt investments that contained a PIK interest provision and all previously accrued PIK was collected upon sale.

Unearned Income – Original Issue Discount / Premium to Par Value

The Company may purchase debt investments at a value different than its par value. For purchases at less than par value a discount is recorded, which discount is accreted into interest income based on the effective interest method over the life of the debt investment. For purchases at more than par value, a premium is recorded, which premium is amortized as a reduction to interest income based on the effective interest method over the life of the investment. For the three and nine month periods ended September 30, 2012, the Company accreted approximately net $72,000 and $85,000, respectively, into interest income.

Net Realized Gains or Losses from Investments and Net Change in Unrealized Appreciation (Depreciation) from Investments

Net realized gains or losses are measured by the difference between the net proceeds from the sale or redemption of an investment and the par value of the investment, without regard to unrealized appreciation or depreciation previously recognized. Net change in unrealized appreciation or depreciation from investments reflects the net change in the fair value of the investment portfolio and the reclassification of any prior period unrealized appreciation or depreciation on exited investments to net realized gains or losses.

Deferred Financing Costs

Deferred financing costs represent fees and other direct costs incurred in connection with arranging the Company’s borrowings. These costs were incurred in connection with the Company’s revolving credit facility (see Note 4 to the financial statements included elsewhere in this quarterly report on Form 10-Q for a discussion regarding the Company’s credit facility) and have been capitalized. The deferred financing costs are being amortized to interest expense using the straight-line method over the life of the credit facility, which the Company believes is materially consistent with the effective interest method of amortization of the costs. Further, deferred financing costs incurred in connection with the Main Street Facility were fully amortized and written off upon retirement of the Main Street Facility. For the three and nine months ended September 30, 2012, the Company amortized approximately $27,000 and $54,000, respectively, into interest expense related to deferred financing costs.

Organizational and Offering Costs

In accordance with the Advisory Agreement and the Sub-Advisory Agreement, the Company will reimburse the Adviser and Sub-Adviser for any organizational expenses and Offering costs that are paid on the Company’s behalf, which consist of, among other costs, expenses of the Company’s organization, actual legal, accounting, bona fide out-of-pocket itemized and detailed due diligence costs, printing, filing fees, transfer agent costs, postage, escrow fees, data processing fees, advertising and sales literature and other Offering-related costs. Pursuant to the terms of the Advisory Agreement and Sub-Advisory Agreement, the Advisers are responsible for the payment of Offering costs to the extent they exceed 1.5% of the aggregate gross proceeds from the Offering. As of September 30, 2012 and December 31, 2011, the Adviser and Sub-Adviser incurred approximately $2.1 million and $911,000, respectively, of Offering costs on the Company’s behalf. On the execution of the Advisory Agreement and Sub-Advisory Agreement, on May 31, 2012, the Company recorded a due to affiliate liability and capitalized the deferred Offering costs as it is expected that the Company will reimburse the Advisers for these costs. As of September 30, 2012, the balance of the due to affiliate liability related to organization and Offering costs was $2.1 million. On the initial closing, and every closing thereafter, 1.5% of the proceeds of such closing will be amortized as a charge to additional paid in capital and a reduction of deferred Offering costs, until such asset is fully amortized. As of September 30, 2012, approximately $2,000 had been amortized.  The Company expects to reimburse the Advisers for organizational expenses and Offering costs incurred on its behalf on a monthly basis up to a maximum aggregate amount of 1.5% of the gross Offering proceeds.

Payable for Unsettled Trades

The Company accepts stockholder’s subscriptions on a semi-monthly basis. For subscriptions received in the second half of the last month of the quarter, for which shares of common stock were not issued by September 30, 2012, the amounts of such subscriptions are presented as cash and as a payable for unsettled trades as of September 30, 2012. The shares were issued and outstanding on October 1, 2012.

Earnings per share

Earnings per share is calculated based upon the weighted average number of shares of common stock outstanding during the reporting period. The weighted average share amount was calculated assuming the shares of common stock issued as part of the Merger Transaction were outstanding from the beginning of the period.

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

Based on the observability of the inputs used in the valuation techniques, the Company is required to provide disclosures on fair value measurements according to the fair value hierarchy. The fair value hierarchy ranks the observability of the inputs used to determine fair values. Investments carried at fair value are classified and disclosed in one of the following three categories:

•	Level 1—Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.

•	Level 2—Valuations based on inputs other than quoted prices in active markets, which are either directly or indirectly observable.

•	Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement. The inputs used in the determination of fair value may require significant judgment or estimation. Such information may be the result of consensus pricing information or broker quotes which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimer would result in classification as a Level 3 asset, assuming no additional corroborating evidence.

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

The Company’s investment portfolio at September 30, 2012 and December 31, 2011 was comprised exclusively of debt securities. The fair value determination for these investments primarily consisted of both observable (Level 2) and unobservable (Level 3) inputs. The fair value determination of the Level 3 securities required one or more of the following unobservable inputs:

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

For accounting purposes, the Purchase Transaction described in Note 2 – Basis of Presentation and Summary of Significant Accounting Policies - Investment Classification has been accounted for as secured loan to Main Street Capital Corporation. For purposes of the following tables, the investments collateralizing the secured loan are considered individual investments.

The following table presents fair value measurements of investments, by major class, as of September 30, 2012 according to the fair value hierarchy (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First Lien Secured Debt	$-	$9,963	$4,364	$14,327
Second Lien Secured Debt	-	2,276	-	2,276
Total	$-	$12,239	$4,364	$16,603

The following table presents fair value measurements of investments, by major class, as of at December 31, 2011 according to the fair value hierarchy (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First Lien Secured Debt	$-	$11,152	$4,500	$15,652
Second Lien Secured Debt	-	735	-	735
Total	$-	$11,887	$4,500	$16,387

The following table presents fair value measurements of investments segregated by the level within the fair value hierarchy as of September 30, 2012 (in thousands):

	Fair Value Measurements
	Fair Value	Level 1	Level 2	Level 3

LMM portfolio investments	$4,364	$-	$-	$4,364
Private placement investments	12,239	-	12,239	-
Total portfolio investments	$16,603	$-	$12,239	$4,364

The following table presents fair value measurements of investments segregated by the level within the fair value hierarchy, as of December 31, 2011 (in thousands):

	Fair Value Measurements
	Fair Value	Level 1	Level 2	Level 3

LMM portfolio investments	$4,500	$-	$-	$4,500
Private placement investments	11,887	-	11,887	-
Total portfolio investments	$16,387	$-	$11,887	$4,500

The following table presents the significant unobservable input of the Level 3 investments as of September 30, 2012 (in thousands):

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average

LMM portfolio investments	$4,364	Discounted Cash Flows	Expected Principal Recovery	-	100%

			Risk Adjusted Discount Factor	12% - 18%	14.4%

The following table presents the significant unobservable input of the Level 3 investments as of December 31, 2011 (in thousands):

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average

LMM portfolio investments	$4,500	Discounted Cash Flows	Expected Principal Recovery	-	100%

			Risk Adjusted Discount Factor	12% - 18%	13.7%

The significant unobservable input utilized in the determination of the fair value of the LMM portfolio investments is the discount rate utilized in the discounted cash flow approach. The discount rate is based on the underlying credit quality of the borrower as of September 30, 2012. The use of a higher discount rate would result in a lower fair value, and conversely the use of a lower discount rate would result in a higher fair value. Please see the discussion above regarding the factors that were considered in the determination of the appropriate discount to utilize in the valuation of these securities.

The following table provides a summary of changes in fair value of the Company’s Level 3 portfolio investments for the nine months ended September 30, 2012 (in thousands):

	December 31, 2011 Fair Value	Payment-in-Kind Interest Accrual	New Investments	Redemptions/ Repayments/ Exits	Net Unrealized Appreciation (Depreciation)	September 30, 2012 Fair Value
LMM portfolio investments	$4,500	$25	$2,250	$(2,411)	$-	$4,364
Total	$4,500	$25	$2,250	$(2,411)	$-	$4,364

For the nine months ended September 30, 2012, there were no transfers between Level 2 and Level 3 portfolio investments.

Portfolio Investment Composition

The composition of the Company’s investments as of September 30, 2012, at cost and fair value, was as follows (in thousands):

	Investments at Cost	Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First Lien Secured Debt	$14,131	86.2%	$14,327	86.3%
Second Lien Secured Debt	2,254	13.8%	2,276	13.7%
Total	$16,385	100.0%	$16,603	100.0%

The composition of the Company’s investments as of December 31, 2011, at cost and fair value, was as follows (in thousands):

	Investments at Cost	Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First Lien Secured Debt	$15,688	95.5%	$15,652	95.5%
Second Lien Secured Debt	735	4.5%	735	4.5%
Total	$16,423	100.0%	$16,387	100.0%

The composition of the Company’s investments by geographic region of the United States as of September 30, 2012, at cost and fair value, was as follows (in thousands):

	Investments at Cost	Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Northeast	$4,166	25.4%	$4,264	25.7%
Southwest	1,481	9.0%	1,512	9.1%
West	2,896	17.7%	2,896	17.4%
Southeast	3,393	20.7%	3,436	20.7%
Midwest	4,449	27.2%	4,495	27.1%
Total	$16,385	100.0%	$16,603	100.0%

The composition of the Company’s investments by geographic region of the United States as of December 31, 2011, at cost and fair value, was as follows (in thousands):

	Investments at Cost	Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Northeast	$7,763	47.3%	$7,722	47.1%
Southwest	4,969	30.3%	4,960	30.2%
West	1,500	9.1%	1,500	9.2%
Southeast	1,448	8.8%	1,459	8.9%
Midwest	743	4.5%	746	4.6%
Total	$16,423	100.0%	$16,387	100.0%

The composition of the Company’s total investments by industry as of September 30, 2012 and December 31, 2011, at cost was as follows:

Cost:	September 30, 2012	December 31, 2011
Textile and Apparel Manufacturing	16.0%	4.3%
Computers and Electronics	13.8%	-
Construction and Engineering	12.9%	25.2%
Chemicals	9.0%	4.5%
Health Care Services	8.5%	4.6%
Financial Services	8.3%	4.5%
Oil and Gas Equipment and Services	4.6%	9.0%
Education Services	4.6%	-
Retail	4.5%	12.1%
Managed Health Care	4.5%	4.5%
Steel	4.5%	-
Professional and Business Services	4.4%	13.2%
Utility Technology Services	4.4%	-
Insurance Brokers	-	4.6%
Restaurants	-	4.6%
Diversified Support Services	-	4.6%
Health Care Facilities	-	4.3%
	100.0%	100.0%

The composition of the Company’s total investments by industry as of September 30, 2012 and December 31, 2011, at fair value was as follows:

Fair Value:	September 30, 2012	December 31, 2011
Textile and Apparel Manufacturing	15.7%	4.1%
Computers and Electronics	13.7%	-
Construction and Engineering	13.2%	25.4%
Chemicals	9.0%	4.5%
Health Care Services	8.4%	4.6%
Financial Services	8.4%	4.6%
Oil and Gas Equipment and Services	4.6%	9.0%
Education Services	4.6%	-
Retail	4.5%	12.1%
Managed Health Care	4.5%	4.5%
Steel	4.5%	-
Professional and Business Services	4.5%	13.0%
Utility Technology Services	4.4%	-
Insurance Brokers	-	4.6%
Restaurants	-	4.6%
Diversified Support Services	-	4.6%
Health Care Facilities	-	4.4%
	100.0%	100.0%

Note 4 — Borrowings

On December 11, 2011, the Company's predecessor-in-interest, HMS Income LLC, entered into the Main Street Facility, and immediately drew down the entire amount available. Interest on outstanding borrowings under the Main Street Facility was payable at a floating rate equal to LIBOR plus a margin of 3.0%. The Main Street Facility was retired in May 2012.

On May 24, 2012, HMS Income LLC entered into a $15 million senior secured revolving credit facility with Capital One, National Association (“Capital One”) and immediately borrowed $7 million under the facility (the “Credit Facility”). The Company became the borrower under the Credit Facility as a result of the Merger Transaction. The Credit Facility has an accordion provision allowing increases in borrowing of up to $60 million, for a total facility of up to $75 million, subject to certain conditions. The proceeds from the initial borrowing and available working capital were used to retire the Main Street Facility. Borrowings under the Credit Facility bear interest, subject to the Company’s election, on a per annum basis equal to (i) the applicable LIBOR rate plus 2.75% and (ii) the base rate plus 1.5%. The base rate is defined as the higher of (a) the prime rate and (b) the Federal Funds Rate (as defined in the credit agreement) plus 0.5%. As of September 30, 2012, the Company exercised its LIBOR election, thus setting a rate of 3.0%. The Company pays unused commitment fees of .25% per annum on the unused lender commitment under the Credit Facility. At September 30, 2012, the Company had $7.0 million in borrowings outstanding under the Credit Facility. Borrowings under the Credit Facility are secured by all of the Company’s assets as well as all of the assets, and a pledge of equity ownership interests, of any future subsidiaries of the Company, which would be joined as guarantors. As of September 30, 2012, the Company estimated that the fair value of its Credit Facility approximated carrying value.

The credit agreement for the Credit Facility contains affirmative and negative covenants usual and customary for leveraged financings, including, but not limited to: (i) maintaining an interest coverage ratio of at least 2.0 to 1.0 (ii) maintaining an asset coverage ratio of at least 2.0 to 1.0 and (iii) maintaining a minimum adjusted tangible net worth of at least 80% of the Company’s adjusted tangible net worth on the closing date of the Credit Facility. As of September 30, 2012 and for the three months then ended, the Company’s interest coverage ratio was 4.3 to 1, the Company’s asset coverage ratio was 2.4 to 1, and the Company’s tangible net worth was 100% of the Company’s adjusted tangible net worth on the closing date of the Credit Facility. Additionally, the Company must provide information to Capital One on a regular basis, preserve the Company’s corporate existence, comply with applicable laws, including the 1940 Act, pay obligations when they become due, and invest the proceeds of the Offering in accordance with its investment objectives and strategies. Further, the credit agreement contains usual and customary default provisions including, without limitation: (i) a default in the payment of interest and principal; (ii) insolvency or bankruptcy of the Company; (iii) a material adverse change in the Company’s business; or (iv) breach of any covenant, representation or warranty in the loan agreement or other credit documents and failure to cure such breach within defined periods. As of September 30, 2012, the Company is not aware of any instances of noncompliance with covenants related to the credit agreement. The expiration date of the Credit Facility is May 24, 2015, and the Company has two, one-year extension options.

Note 5 – Financial Highlights

Nine Months Ended
Per Share Data:	September 30, 2012

Net asset value at beginning of period	$9.02

Net investment income(1)	0.77
Net realized gain from investment (1) (2)	0.01
Net change in net unrealized appreciation (1) (2)	0.17
Net increase in net assets resulting from operations(1)	0.95

Distributions paid	(.71)
Impact of distributions declared and paid in following period	(.06)
Impact of stock dividend	(.20)
Impact of merger transaction	(.10)

Net asset value at end of the period	$8.90

Shares outstanding at end of period	1,159,431

(1)	Based on weighted average number of common shares outstanding for the period
(2)	Change in net unrealized appreciation and net realized gain from investments can change significantly from period to period

Nine Months Ended
Ratio Analysis:	September 30, 2012
(in thousands, except percentages)

Net asset value at end of period	$10,323
Average net asset value	$10,254
Average outstanding debt	$7,300
Ratio of total expenses to average net asset value (1) (3)	4.07%
Ratio of total expenses, excluding interest expense, to average net asset value (1) (3)	1.77%
Ratio of net investment income to average net asset value (3)	8.49%
Portfolio turnover ratio (3)	57.89%
Total return (2) (3)	9.40%

(1)	The Advisers waived base management fees of approximately $128,000, subordinated incentive fees on income of approximately $71,000, capital gains incentive fees of approximately $2,000 and administrative services expenses of approximately $154,000.
(2)	Total return is calculated on the change in net asset value per share, distributions declared per share and the amount of the stock dividend per share over the reporting period.
(3)	Not annualized.

Note 6 – Distributions

The following table reflects the cash distributions per share that the Company has declared, and in some instances, paid on its common stock during the nine months ended September 30, 2012 (in thousands).

	Distributions
For the Period Ended	Per Share	Amount
Three months ended September 30, 2012	$0.18	$199
One month ended June 30, 2012	$0.06	$65
Five months ended May 31, 2012	$0.53	$600
Total		$864

On September 28, 2012, with the authorization of the Company’s board of directors, the Company declared distributions to its stockholders for the period of October through December 2012. These distributions have been, or will be, calculated based on stockholders of record each day from October 1, 2012 through December 31, 2012 in an amount equal to $0.00191781 per share, per day (which represents an annualized distribution yield of 7% based on the Company's current public offering price of $10.00 per share, if it were maintained everyday for a twelve-month period). Distributions are paid on the first business day following the completion of each month to which they relate.

The following table reflects the stock dividend per share that the Company has declared and paid on its common stock through September 30, 2012:

Date Declared	Record Date	Dividend Date	Dividend Percentage	Shares Issued
September 13, 2012	September 13, 2012	September 14, 2012	2.25%	25,274

The purpose of this stock dividend was for the Company to maintain a net asset value per share that was below the then-current offering price, after deducting selling commissions and dealer manager fees, as required by the 1940 Act, subject to certain limited exceptions. The Company’s board of directors determined that the Company's portfolio performance sufficiently warranted taking these actions.

The stock dividend increased the number of shares outstanding, thereby reducing the Company’s net asset value per share. However, because the stock dividend was payable to all stockholders as of the applicable record date in proportion to their holdings as of such date, the reduction in net asset value per share as a result of the stock dividend was offset exactly by the increase in the number of shares owned by each stockholder. Also, the stock dividend did not change any stockholder’s proportionate interest in the Company, and therefore it did not represent a taxable dividend. Lastly, as the overall value to the stockholder was not reduced as a result of the stock dividend, the Company’s board of directors determined that the stock dividend would not be dilutive to stockholders as of the applicable record date.

The Company has adopted an “opt in” distribution reinvestment plan for its stockholders. As a result, if the Company makes a distribution, its stockholders will receive distributions in cash unless they specifically “opt in” to the distribution reinvestment plan so as to have their cash distributions reinvested in additional shares of the Company’s common stock.

The Company may fund its cash distributions from any sources of funds available, including Offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to it on account of preferred and common equity investments in portfolio companies and fee waivers from its Advisers. The Company has not established any limit on the extent to which it may use borrowings or proceeds from the Offering to fund distributions.

The following table reflects the sources of the cash distributions that the Company declared and, in some instances, paid on its common stock during the three and nine months ended September 30, 2012 (in thousands).

	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$-	-	$-	-
Borrowings	-	-	-	-
Net investment income (1)	199	100%	864	100%
Capital gain proceeds from sale of assets	-	-	-	-
Non-capital gain proceeds from the sale of assets	-	-	-	-
Distributions on account of preferred and common equity	-	-	-	-
Fee waivers from Advisers	-	-	-	-
Total	$199	100%	$864	100%

(1)	During the nine months ended September 30, 2012, 99.5% of the Company’s gross investment income was attributable to cash interest earned and 0.5% was attributable to non-cash accretion of premium and discount.

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

Note 7 – Taxable Income

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

Note 8 – Supplemental Cash Flow Disclosures

Listed below are the supplemental cash flow disclosures for the nine months ended September 30, 2012 (in thousands):

Supplemental Disclosure of Cash Flow Information	Nine Months Ended September 30, 2012
Interest Paid	$194
Taxes Paid	$-

Supplemental Disclosure of Non-Cash Flow Information
Distributions declared and unpaid	$65
Sale of investments to Main Street Capital Corporation	$2,250
Investments acquired from Main Street Capital Corporation	$2,250
Unpaid deferred offering costs	$2,121

Note 9 — Related Party Transactions and Arrangements

Advisory Agreement

As described in Note 1 – Principal Business and Organization, the business of the Company is managed by the Adviser (an affiliate of Hines), pursuant to the Advisory Agreement that was entered into on May 31, 2012. This agreement states that the Adviser will oversee the management of the Company’s activities and will have responsibility for making investment decisions with respect to, and providing day-to-day management and administration of, the Company’s investment portfolio. Additionally, the Adviser has engaged the Sub-Adviser pursuant to the Sub-Advisory Agreement to identify, evaluate, negotiate and structure the Company’s prospective investments, make investment and portfolio management recommendations for approval by the Adviser, monitor the Company’s investment portfolio and provide certain ongoing administrative services to the Adviser in exchange for which the Adviser will pay the Sub-Adviser fifty percent (50%) of the management fee and incentive fees described below as compensation for its services.

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

The second part of the incentive fee, referred to as the incentive fee on capital gains, shall be an incentive fee on capital gains earned from the portfolio of the Company and shall be determined and payable in arrears as of the end of each calendar year (or upon termination of the Advisory Agreement). This fee shall equal 20.0% of the Company’s incentive fee capital gains, which shall equal the Company’s realized capital gains on a cumulative basis from inception, calculated as of the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. During the course of the year, an estimate of the incentive fee on capital gains will be calculated. If it is determined that the incentive fee on capital gains has been earned, it will be expensed as incurred.

The Company and the Advisers have entered into a Conditional Fee Waiver Agreement in which for the one-year period following the effective date of the Registration Statement (June 4, 2012), the Advisers agree to waive the base management fee and the incentive fees to the extent that distributions declared and payable would represent a return of capital for purposes of U.S. federal income tax. For the quarter ended September 30, 2012, the Company incurred, and the Advisers waived, base management fees of approximately $98,000, capital gains incentive fees of $2,000 and subordinated incentive fees on income of approximately $52,000. For the nine months ended September 30, 2012, the Company incurred, and the Advisers waived, base management fees of approximately $128,000, capital gains incentive fees of $2,000 and subordinated incentive fees on income of approximately $71,000. The agreement also contains a conditional repayment of waived fees clause that expires three years after the last quarter in which fees were waived. This clause states that subject to the election of the Company and its board of directors, in future periods, previously waived fees may be paid to the Advisers if the Company’s net increase in net assets resulting from operations exceeds the amount of cumulative distributions paid to stockholders in each respective quarter.

Pursuant to the Advisory Agreement and Sub-Advisory Agreement, the Company shall pay or reimburse to the Advisers for administrative services expenses which include all costs and expenses related to the day-to-day administration and management of the Company not related to advisory services. For the three and nine months ended September 30, 2012, the Company incurred, and the Advisers waived the reimbursement of administrative services expenses of approximately $129,000 and $154,000, respectively.

As discussed in Note 2 – Basis of Presentation and Summary of Significant Accounting Policies – Organizational and Offering Costs, as of September 30, 2012 and December 31, 2011, the Adviser and Sub-Adviser incurred approximately $2.1 million and $911,000, respectively of Offering costs on the Company’s behalf. On the execution of the Advisory Agreement and Sub-Advisory Agreement, on May 31, 2012, the Company recorded a due to affiliate liability and capitalized the deferred Offering costs as it is expected that the Company will reimburse the Advisers for these costs. As of September 30, 2012, the balance of the due to affiliate liability was $2.1 million. On the initial closing, and every closing thereafter, 1.5% of the proceeds of such closing will be amortized as a charge to additional paid in capital and a reduction of deferred Offering costs, until such asset is fully amortized. As of September 30, 2012, $2,000 has been amortized. The Company expects to reimburse the Advisers for such costs incurred on its behalf on a monthly basis up to a maximum aggregate amount of 1.5% of the gross Offering proceeds. Pursuant to the terms of the Advisory Agreement and Sub-Advisory Agreement, the Adviser and Sub-Adviser will be responsible for the payment of organizational and Offering expenses to the extent they exceed 1.5% of gross proceeds from the Offering.

The table below outlines fees incurred and expense reimbursements payable to Hines, Main Street and their affiliates for the three and nine months ended September 30, 2012 and amounts unpaid as of September 30, 2012 and December 31, 2011. A description of each of the fees included in the table follows (in thousands).

	Incurred		Unpaid
Type and Recipient	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012	As of September 30, 2012	As of December 31, 2011

Management Fees (2) - the Adviser, Sub-Adviser	$-	$-	$-	$-
Incentive Fee on Income (2) - the Adviser, Sub-Adviser	-	-	-	-
Capital Gains Incentive Fee (2) - the Adviser, Sub-Adviser	-	-	-	-
Offering Costs- the Adviser	435	1,210	2,121	-
Other (1) - the Adviser	318	323	323	-
Interest Expense – Main Street Capital Corporation	-	127	-	14
Note payable – Main Street Capital Corporation	-	-	-	7,500
Management Fees – Main Street Capital Corporation	-	15	-	-
Selling Commissions - Dealer Manager	8	8	-	-
Dealer Manager Fee - Dealer Manager	3	3	-	-
Total	$764	$1,686	$2,444	$7,514

(1)	Includes amounts the Adviser paid on behalf of the Company such as general and administrative services expenses.
(2)	Net of amounts waived by the Adviser and Sub-Adviser.

Note 10 – Subsequent Events

None.

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

HMS Income LLC was formed on November 22, 2011. On December 12, 2011, an affiliate of Hines and an unaffiliated investor purchased 1,111,111 membership units of HMS Income LLC for a price of $9.00 per unit, which represents our initial offering price at $10.00 per share minus the selling commissions of $0.70 per share and dealer manager fees of $0.30 per share, pursuant to a private placement, for an aggregate of $10.0 million. Simultaneous with that initial capitalization, HMS Income LLC entered into a senior secured single advance term loan credit facility with Main Street in the committed principal amount of $7.5 million (the “Main Street Facility”). On December 12, 2011, HMS Income LLC fully drew the entire amount of the committed principal amount under the Main Street Facility and acquired from Main Street approximately $16.5 million of investments utilizing its initial equity investment and proceeds from the Main Street Facility.

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

On May 31, 2012, HMS Income LLC merged with and into us (the “Merger Transaction”) leaving us as the surviving entity following the Merger Transaction, pursuant to the Agreement and Plan of Merger and the Articles of Merger. The Articles of Merger provide that within 48 hours prior to the Merger Transaction, our properly-constituted board of directors (with a majority of non-interested members) would determine the fair value of the initial portfolio held by HMS Income LLC. The Agreement and Plan of Merger also provided that the outstanding membership units of HMS Income LLC would be converted into the number of shares of our common stock that equal $9.00 per share (based on the $10.00 per share initial offering price less the 10% sales load not incurred) based on net asset value of HMS Income LLC determined at the time of the Merger Transaction. Effectively, the Hines affiliate and the unaffiliated investor exchanged a total of 1,111,111 membership units of HMS Income LLC for 1,123,157 shares of our common stock.

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

The SEC declared the Registration Statement effective on June 4, 2012, and the Offering commenced shortly thereafter. As of September 30, 2012, we have raised $110,000 in gross proceeds.

If our net asset value per share increases, we intend to sell our shares at a price necessary to ensure that shares are not sold at a price per share, after deduction of selling commissions and dealer manager fees, which is below our net asset value per share. Therefore, on September 13, 2012, our board of directors determined it necessary to declare a stock dividend; see Note 6 – Distributions for further information on the stock dividend. In the event of a material decline in our net asset value per share, which we consider to be a non-temporary 5% decrease below our then-current net offering price, and subject to certain conditions, we will reduce our offering price accordingly.

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

As of September 30, 2012, we had debt investments in thirteen private placement investments and six LMM investments with an aggregate fair value of $16.6 million, a cost basis of $16.4 million, and a weighted average effective annual yield of approximately 10.4%. The weighted average annual yield was calculated using the effective interest rates for all debt investments at September 30, 2012, including accretion of original issue discount and premium to par value. Approximately 86% of our total portfolio investments (at cost) were secured by first priority liens with the remainder secured by second priority liens.

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

We will bear all other expenses of our operations and transactions, including (without limitation) fees and expenses relating to:

•	corporate and organizational expenses relating to offerings of our common stock, subject to limitations included in the Advisory Agreement;
•	the cost of calculating our net asset value, including the cost of any third-party valuation services;
•	the cost of effecting sales and repurchase of shares of our common stock and other securities;
•	fees payable to third parties relating to, or associated with, monitoring our financial and legal affairs, making investments, and valuing investments, including fees and expenses associated with performing due diligence reviews of prospective investments;
•	interest payable on debt, if any, incurred to finance our investments;
•	investment advisory fees;
•	transfer agent and custodial fees;
•	fees and expenses associated with marketing efforts;
•	federal and state registration fees;
•	federal, state and local taxes;
•	independent directors’ fees and expenses, including travel expenses;
•	costs of director and stockholder meetings, proxy statements, stockholders’ reports and notices;
•	cost of fidelity bond, directors and officers/errors and omissions liability insurance and other insurance premiums;
•	direct costs such as printing of stockholder reports and advertising or sales materials, mailing, long distance telephone, and staff;
•	fees and expenses associated with independent audits and outside legal costs, including compliance with the Sarbanes-Oxley Act, the 1940 Act, and applicable federal and state securities laws;
•	costs associated with our reporting and compliance obligations under the 1940 Act and applicable federal and state securities laws;
•	brokerage commissions for our investments;
•	all other expenses incurred by our Advisers, in performing their obligations subject to the limitations included in the Advisory Agreement and Sub-Advisory Agreement; and
•	all other expenses incurred by us or any administrator in connection with administering our business, including payments under any administration agreement that will be based upon our allocable portion of overhead and other expenses incurred by any administrator in performing its obligations under any proposed administration agreement, including rent and our allocable portion of the costs of compensation and related expenses of our chief compliance officer and chief financial officer and their respective staffs.

We have had a limited operating history and, therefore, this statement concerning additional expenses is necessarily an estimate and may not match our actual results of operations in the future. We expect expenses to vary based on the amount of assets under management.

Management Fee, Incentive Fee, and Administrative Expense Waiver

We have entered into a Conditional Fee Waiver Agreement with the Advisers in which for the one-year period following the effective date of the Registration Statement (June 4, 2012), the Advisers agree to waive the base management fee and the incentive fees to the extent that distributions declared and payable would represent a return of capital for purposes of U.S. federal income tax. For the quarter ended September 30, 2012, we incurred, and the Advisers waived, base management fees of approximately $98,000, capital gains incentive fees of $2,000 and subordinated incentive fees on income of approximately $52,000. For the nine months ended September 30, 2012, we incurred, and the Advisers waived, base management fees of approximately $128,000, capital gains incentive fees of $2,000 and subordinated incentive fees on income of approximately $71,000. The agreement also contains a conditional repayment of waived fees clause that expires three years after the last quarter in which fees were waived. This clause states that, subject to the election of our board of directors, in future periods, previously waived fees may be paid to the Advisers if our net increase in net assets resulting from operations exceeds the amount of cumulative distributions paid to stockholders in each respective quarter.

Pursuant to the Advisory Agreement and Sub-Advisory Agreement, we are required to pay or reimburse the Advisers for administrative services expenses, which include all costs and expenses related to our day-to-day administration and management not related to advisory services. For the three and nine months ended September 30, 2012, we incurred, and the Advisers waived reimbursement of, administrative services expenses of approximately $129,000 and $154,000, respectively.

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

Transactions Between Entities of Common Control

As discussed above, effective May 31, 2012, HMS Income LLC merged with and into us leaving us, HMS Income Fund Inc., as the surviving entity. When evaluating the accounting for this transaction, we determined that this was a transaction between entities under common control. Consistent with this determination, we recognized the assets and liabilities transferred from HMS Income LLC at their carrying amounts at the time of the Merger Transaction. We have reported the results of operations for the period in which Merger Transaction occurred as though the exchange of equity interests had occurred at the beginning of the period. Therefore, the results of operations comprise those of the previously separate entities combined from the beginning of the period through the date of the Merger Transaction and the combined operations thereafter.

Investment Classification

We classify our investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, (a) “Control Investments” are defined as investments in companies in which the Company owns more than 25% of the voting securities or has rights to nominate greater than 50% of the board representation, (b) “Affiliate Investments” are defined as investments in which between 5% and 25% of the voting securities are owned, or an investment in an investment company’s investment adviser, and the investments are not classified as Control investments and (c) “Non-Control/Non-Affiliate Investments” are defined as investments that are neither Control investments nor Affiliated investments.

On December 12, 2011, HMS Income LLC acquired interests in seventeen investments from Main Street and certain of its affiliates for approximately $16.5 million, (the “Purchase Transaction”), as evidenced by an Assignment and Assumption Agreement (the “Assignment”). Concurrently with the Purchase Transaction, HMS Income LLC and Main Street’s affiliate entered into a Servicing Agreement (the “Servicing Agreement”), pursuant to which Main Street’s affiliate agreed to perform certain services for HMS Income LLC with respect to the acquired investments thereof. Main Street’s affiliate continues to be the servicing agent for those investments.

The legal nature of the Purchase Transaction and the intent of both HMS Income LLC and Main Street was to effectuate a sale thereby providing HMS Income LLC with an ownership of undivided interests in the acquired investments. The Purchase Transaction was originally classified as a sale under ASC 860 in the financial statements, as previously reported as of and for the periods ended December 31, 2011 and March 31, 2012 included in the Company’s registration statement on Form N-2 filed December 16, 2011 and all subsequent amendments and in the quarterly report on Form 10Q for the quarter ended June 30, 2012. Subsequently it was determined that, due to certain provisions within the Servicing Agreement, and in order to comply with ASC-860, the investments acquired in the Purchase Transaction should have been classified as a secured loan to Main Street, for accounting purposes. As such, these investments are reported as “Affiliate Investment” on the balance sheet and schedule of investments as of September 30, 2012, and are described as collateral of a secured loan to Main Street on the schedules of investments as of September 30, 2012 and December 31, 2011. Additionally, interest income related to these investments, previously reported as interest income of Non-Control/Non Affiliate investments, is now reported as interest income of Affiliate investments for the period from June 1, 2012 to September 30, 2012 on the statement of operations.

We evaluated both the quantitative and qualitative impact of this presentation on prior reporting periods and determined that because there were no changes to total assets, net assets, net increase in net assets resulting from operations and net asset value per share, among other considerations, any revision to prior period financial statements would not be material. Therefore, no prior filings have been amended to reflect these reclassifications. Such reclassifications will be made the next time the prior financial statements are filed.

On November 2, 2012, we and Main Street’s affiliate amended and restated the Servicing Agreement to conform the Servicing Agreement with the intent of the parties at the time of the consummation of the Purchase Transaction and to account for certain changed facts and circumstances. As a result of the amended and Restated Servicing Agreement, in future periods, the Purchase Transaction will be reported as a sale for accounting purposes under ASC 860, and the related investments will be classified as Non-Control/Non-Affiliate Investments.

Valuation of Portfolio Investments

The most significant determination inherent in the preparation of our financial statements is the valuation of our portfolio investments and the related amounts of unrealized appreciation or depreciation. As of September 30, 2012, 83% of our total assets represented investments in portfolio companies valued at fair value. We are required to report our investments at fair value. We follow the provisions of the Accounting Standards Codification (“Codification” or “ASC”) 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements.

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

For LMM investments, market quotations are generally not readily available. We use the income approach to value our debt investments. We determine the fair value primarily using a yield approach that analyzes the discounted cash flows of interest and principal for the debt security, as set forth in the associated loan agreements, as well as the financial position and credit risk of each of these portfolio investments. Our estimate of the expected repayment date of a debt security is generally the legal repayment date of the instrument as we generally intend to hold our loans to repayment. The yield analysis considers changes in leverage levels, credit quality, portfolio company performance and other factors. We will use the value determined by the yield analysis as the fair value for that security. However, it is our position that assuming a borrower is outperforming underwriting expectations and because these respective investments do not contain pre-payment penalties, the borrower would most likely prepay or refinance the borrowing at a lower rate. Therefore, we do not believe that a market participant would pay a premium for the investment. Also, because of our general intent to hold loans to repayment, we do not believe that the fair value of the investment should be adjusted in excess of the face amount.

For valuation purposes, “non-control” portfolio investments are composed of debt securities for which we do not have a controlling interest in the portfolio company or the ability to nominate a majority of the portfolio company’s board of directors. For those non-control portfolio investments in which market quotations are generally readily available, we primarily use observable inputs such as third party quotes or other independent pricing to determine the fair value of those investments. As of September 30, 2012, all of our investments were classified as non-control investments.

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

Interest Income

Interest income is recorded on the accrual basis to the extent amounts are expected to be collected. Accrued interest is evaluated periodically for collectability. When a debt security becomes 90 days or more past due, and we do not expect the debtor to be able to service all of its debt or other obligations, the debt security will generally be placed on non-accrual status and we will cease recognizing interest income on that debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. If a debt security’s status significantly improves regarding the debtor’s ability to service the debt or other obligations, or if a debt security is fully impaired, sold or written off, it will be removed from non-accrual status. None of our investments were more than 90 days past due or on non-accrual status as of September 30, 2012.

During the nine months ended September 30, 2012, we held two debt instruments in our investment portfolio that contained a payment-in-kind (“PIK”) interest provision. If either of these borrowers had elected to pay, or was obligated to pay, interest under the optional PIK provision, and if deemed collectible in management’s judgment, then the interest would be computed at the contractual rate specified in the investment’s credit agreement, the computed interest would be added to the principal balance of the investment, and computed interest would be recorded as interest income. Thus, the actual collection of this interest would be deferred until the time of debt principal repayment. As of September 30, 2012, we did not own any debt investments that contained a PIK interest provision and all previously accrued PIK was collected upon sale.

Unearned Income – Original Issue Discount / Premium to Par Value

We purchased some of our debt investments for an amount different than its respective principal values. If the debt investment was purchased for less than par value, at acquisition, an original issue discount is recorded and is accreted into interest income using the effective interest method over the life of the debt investment. If the debt investment was purchased for more than par value, at acquisition, a premium is recorded and is amortized as a reduction to interest income using the effective interest method over the life of the debt investment. For the three and nine month periods ended September 30, 2012, we accreted approximately net $72,000 and $85,000, respectively, into interest income.

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

As of September 30, 2012 and December 31, 2011, the Adviser and Sub-Adviser incurred approximately $2.1 million and $911,000, respectively, of Offering costs on our behalf. On the execution of the Advisory Agreement and Sub-Advisory Agreement, on May 31, 2012, we recorded a due to affiliate liability and capitalized the deferred Offering costs as it is expected that we will reimburse the Advisers for these costs. As of September 30, 2012, the balance of the due to affiliate liability was $2.1 million. On the initial closing, and every closing thereafter, 1.5% of the proceeds of such closing will be amortized as a charge to additional paid in capital and a reduction of deferred offering costs, until such asset is fully amortized. As of September 30, 2012, $2,000 has been amortized. We expect to reimburse the Advisers for such costs incurred on our behalf on a monthly basis up to a maximum aggregate amount of 1.5% of the gross Offering proceeds. Pursuant to the terms of the Advisory Agreement and Sub-Advisory Agreement, the Adviser and Sub-Adviser will be responsible for the payment of organizational and Offering expenses to the extent they exceed 1.5% of gross proceeds from the Offering.

PORTFOLIO INVESTMENT COMPOSITION

Private placement portfolio investments primarily consist of direct or secondary purchases of interest-bearing debt securities in companies that are generally larger in size than the LMM companies included in our LMM portfolio. While our privately placed portfolio debt investments are generally secured by a first priority lien, two investments are secured by a second priority lien.

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

During the nine months ended September 30, 2012, we saw several opportunities to exit investments at values in excess of cost. This resulted in the receipt of proceeds from the sale of four investments for approximately $5.5 million. We received repayment of approximately $1.4 million on two investments and received principal payments on the remainder of our portfolio investments of approximately $359,000. We used these proceeds to purchase seven new investments totaling approximately $7.2 million. The sale of our investment in Academy, Ltd. generated a realized gain of approximately $12,000, and other sale transactions resulted in the company accreting approximately $79,000 of original issue discount into interest income. Also, the result of the aforementioned transactions further diversified our geographic and industry concentrations. Further, based upon our investment rating system, the weighted average rating of our LMM improved to approximately 2.2 as of September 30, 2012 from 2.8 as of December 31, 2011. Lastly, we have been able to increase the overall weighted average effective yield on our investment portfolio from 9.4% at December 31, 2011 to 10.4% as of September 30, 2012.

Not included in the above statistics were two transactions with our Sub-Adviser. On, May 29, 2012, we sold to Main Street three first lien senior secured LMM portfolio investments, Ziegler’s NYPD, LLC, Olympus Building Services, Inc. and Van Gilder Insurance Corporation. These assets were sold at the proportional face value amount or par value plus any accrued PIK. Also on May 29, 2012, we acquired from Main Street three first lien senior secured LMM portfolio investments, AmeriTech College Operations, LLC (“AmeriTech”), California Healthcare Medical Billing, Inc. (“CHMB”), and IRTH Holdings, LLC (“IRTH”), each for $750,000. Ameritech is a technical school focused on training for nursing, medical billing, healthcare administration, and dental assistants. CHMB provides outsourced billing, revenue cycle management, business services, IT and electronic health record technology to physician practices, clinics, and multi-specialty organizations. IRTH is a leading provider of software and services to the underground utility damage prevention industry.

For accounting purposes, the Purchase Transaction described in Note 2 – Basis of Presentation and Summary of Significant Accounting Policies - Investment Classification has been accounted for as secured loan to Main Street Capital Corporation. For purposes of the following tables, the investments collateralizing the secured loan are considered individual investments.

Summaries of the composition of our total investment portfolio at cost and fair value are shown in the following table:

	September 30, 2012			December 31, 2011
Cost:	LMM	Private Placement	Total	LMM	Private Placement	Total
First Lien Secured Debt	100.0%	81.3%	86.2%	100.0%	93.8%	95.5%
Second Lien Secured Debt	0.0%	18.7%	13.8%	0.0%	6.2%	4.5%
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	September 30, 2012			December 31, 2011
Fair Value:	LMM	Private Placement	Total	LMM	Private Placement	Total
First Lien Secured Debt	100.0%	81.4%	86.3%	100.0%	93.8%	93.8%
Second Lien Secured Debt	0.0%	18.6%	13.7%	0.0%	6.2%	6.2%
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

The following tables show the total investment portfolio composition by geographic region of the Unites States at cost and fair value as a percentage of the total portfolio. The geographic composition is determined by the location of the corporate headquarters of the portfolio company (dollars in thousands).

	September 30, 2012
	Investments at Cost	Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Northeast	$4,166	25.4%	$4,264	25.7%
Southwest	1,481	9.0%	1,512	9.1%
West	2,896	17.7%	2,896	17.4%
Southeast	3,393	20.7%	3,436	20.7%
Midwest	4,449	27.2%	4,495	27.1%
Total	$16,385	100.0%	$16,603	100.0%

	December 31, 2011
	Investments at Cost	Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Northeast	$7,763	47.3%	$7,722	47.1%
Southwest	4,969	30.3%	4,960	30.2%
West	1,500	9.1%	1,500	9.2%
Southeast	1,448	8.8%	1,459	8.9%
Midwest	743	4.5%	746	4.6%
Total	$16,423	100.0%	$16,387	100.0%

The following tables show the total investment portfolio composition of portfolio investments by industry at cost and fair value:

Cost:	September 30, 2012	December 31, 2011
Textile and Apparel Manufacturing	16.0%	4.3%
Computers and Electronics	13.8%	-
Construction and Engineering	12.9%	25.2%
Chemicals	9.0%	4.5%
Health Care Services	8.5%	4.6%
Financial Services	8.3%	4.5%
Oil and Gas Equipment and Services	4.6%	9.0%
Education Services	4.6%	-
Retail	4.5%	12.1%
Managed Health Care	4.5%	4.5%
Steel	4.5%	-
Professional and Business Services	4.4%	13.2%
Utility Technology Services	4.4%	-
Insurance Brokers	-	4.6%
Restaurants	-	4.6%
Diversified Support Services	-	4.6%
Health Care Facilities	-	4.3%
	100.0%	100.0%

Fair Value:	September 30, 2012	December 31, 2011
Textile and Apparel Manufacturing	15.7%	4.1%
Computers and Electronics	13.7%	-
Construction and Engineering	13.2%	25.4%
Chemicals	9.0%	4.5%
Health Care Services	8.4%	4.6%
Financial Services	8.4%	4.6%
Oil and Gas Equipment and Services	4.6%	9.0%
Education Services	4.6%	-
Retail	4.5%	12.1%
Managed Health Care	4.5%	4.5%
Steel	4.5%	-
Professional and Business Services	4.5%	13.0%
Utility Technology Services	4.4%	-
Insurance Brokers	-	4.6%
Restaurants	-	4.6%
Diversified Support Services	-	4.6%
Health Care Facilities	-	4.4%
	100.0%	100.0%

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

PORTFOLIO ASSET QUALITY

We utilize an internally developed rating system to rate the performance of each LMM portfolio company. Investment Rating 1 represents a LMM portfolio company that is performing in a manner which significantly exceeds expectations. Investment Rating 2 represents a LMM portfolio company that, in general, is performing above expectations. Investment Rating 3 represents a LMM portfolio company that is generally performing in accordance with expectations. Investment Rating 4 represents a LMM portfolio company that is underperforming expectations. Investments with such a rating require increased monitoring and scrutiny by us. Investment Rating 5 represents a LMM portfolio company that is significantly underperforming. Investments with such a rating require heightened levels of monitoring and scrutiny by us and involve the recognition of significant unrealized depreciation on such investment. All new LMM portfolio investments receive an initial 3 rating.

The following table shows the distribution of our LMM portfolio investments on the 1 to 5 investment rating scale at fair value as of September 30, 2012 and December 31, 2011 (dollars in thousands):

	September 30, 2012		December 31, 2011
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
1	$1,468	33.6%	$-	-
2	750	17.2%	750	16.7%
3	2,146	49.2%	3,750	83.3%
4	-	-	-	-
5	-	-	-	-
Totals	$4,364	100.0%	$4,500	100.0%

Based upon our investment rating system, the weighted average rating of our LMM portfolio was approximately 2.2 as of September 30, 2012 and 2.8 as of December 31, 2011.

For the total investment portfolio, as of September 30, 2012 and December 31, 2011, we had no investments on non-accrual status.

DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

Noted below is a discussion of our results of operations for the three and nine months ended September 30, 2012. Our portfolio investment activity commenced on December 12, 2011, therefore, there are no results of operations for the three or nine months ended September 30, 2011 to present for comparative purposes.

Total Investment Income, Operating Expenses, Net Assets

For the three and nine months ended September 30, 2012, our total investment income was approximately $464,000 and $1,288,000, respectively, consisting predominately of interest income. Included in interest income for the same periods was approximately $72,000 and $85,000, respectively, of accelerated original issue date amortization from sold investments. Also, as of September 30, 2012, the weighted average effective yield of our investment portfolio was approximately 10.4%. We expect further increases in interest income in future periods due to a growing base of portfolio investments that we expect to result from the expected increase in investment capital available from our Offering.

For the three and nine months ended September 30, 2012, operating expenses, net of management and incentive fee and administrative services expenses waivers were approximately $202,000 and $417,000, respectively, and primarily consisted of interest expense incurred, professional fees, and director expenses.

For the three months ended September 30, 2012, the net increase in net assets (gross of distributions declared) was approximately $307,000. The most significant increase was attributable to net investment income in the amount of approximately $262,000. The other increase in net assets was attributable to unrealized appreciation on investments of approximately $33,000 and realized gain on investment of $12,000.

For the nine months ended September 30, 2012, the net increase in net assets (gross of distributions declared) was approximately $1,070,000. The most significant increase was attributable to net investment income in the amount of approximately $871,000. The other increase in net assets was attributable to unrealized appreciation on investments of approximately $187,000 and realized gain on investment of $12,000. As of September 30, 2012, none of the portfolio investments were non-accrual status or in default.

Liquidity and Capital Resources

Cash Flows

For the nine months ended September 30, 2012, we experienced a net decrease in cash and cash equivalents of approximately $415,000. During that period, we generated approximately $942,000 of cash from our operating activities, primarily from net increase in net assets resulting from operations. We generated approximately $91,000 in net cash from investing activities from the repayment of portfolio debt investments, offset by the purchase of new portfolio debt investments. During the first nine months of 2012, approximately $1,448,000 was used in financing activities, which principally consisted of a net $500,000 reduction in notes payable, $799,000 in cash distributions paid to stockholders, and $248,000 of deferred financing costs incurred in the execution of the Capital One Credit Facility.

Initial Offering

During the three months ended September 30, 2012, we raised proceeds of $110,000 from the Offering and made payments of $11,000 for selling commissions and dealer manager fees. We also incurred an obligation for $2,000 of Offering costs related to the Offering.

Distributions

The following table reflects the cash distributions per share that we declared and, in some instances, paid on our common stock during the nine months ended September 30, 2012 (in thousands).

	Distribution
For the Period Ended	Per Share	Amount
Three months ended September 30, 2012	$0.18	$199
One month ended June 30, 2012	$0.06	$65
Five months ended May 31, 2012	$0.53	$600
Total		$864

On September 28, 2012, with the authorization of our board of directors, we declared distributions to our stockholders for the period of October through December 2012. These distributions have been, or will be, calculated based on stockholders of record each day from October 1, 2012 through December 31, 2012 in an amount equal to $0.00191781 per share, per day (which represents an annualized distribution yield of 7% based on our current public offering price of $10.00 per share, if it were maintained everyday for a twelve-month period). Distributions are paid on the first business day following the completion of each month to which they relate.

The following table reflects the stock dividend per share that we have declared on our common stock through September 30, 2012:

Date Declared	Record Date	Dividend Date	Dividend Percentage	Shares Issued
September 13, 2012	September 13, 2012	September 14, 2012	2.25%	25,274

The purpose of this stock dividend was for the Company to maintain a net asset value per share that was below the then-current offering price, after deducting selling commissions and dealer manager fees, as required by the 1940 Act, subject to certain limited exceptions. Our board of directors determined that our portfolio performance sufficiently warranted taking these actions.

The stock dividend increased the number of shares outstanding, thereby reducing our net asset value per share. However, because the stock dividend was payable to all stockholders as of the applicable record date in proportion to their holdings as of such date, the reduction in net asset value per share as a result of the stock dividend was offset exactly by the increase in the number of shares owned by each stockholder. Also, as the stock dividend did not change any stockholder’s proportionate interest in us, it did not represent a taxable dividend. Lastly, as the overall value to the stockholders was not reduced as a result of the stock dividend, our board of directors determined that the stock dividend would not be dilutive to stockholders as of the applicable record date. Specific tax characteristics of all distributions are reported to stockholders annually on Form 1099-DIV.

We have adopted an “opt in” distribution reinvestment plan for our stockholders. As a result, if we make a distribution, our stockholders will receive distributions in cash unless they specifically “opt in” to the distribution reinvestment plan so as to have their cash distributions reinvested in additional shares of our common stock.

We may fund our cash distributions from any sources of funds available, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to it on account of preferred and common equity investments in portfolio companies and fee waivers from its Advisers. We have not established any limit on the extent to which we may use borrowings or proceeds from the Offering to fund distributions. Our distributions may exceed our earnings, especially during the period before it has substantially invested the proceeds from the Offering. As a result, a portion of the distributions we make may represent a return of capital for U.S. federal income tax purposes.

The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of our board of directors.

In order to satisfy the Code requirements applicable to a RIC, we intend to distribute to our stockholders substantially all of our taxable income, but we may also elect to periodically spillover certain excess undistributed taxable income from one tax year into the next tax year.

Capital Resources

As of September 30, 2012, we had approximately $527,000 in cash and cash equivalents and our net asset value totaled approximately $10,323,000 equating to $8.90 per share.

On May 24, 2012, HMS Income LLC entered into the Credit Facility with Capital One and immediately borrowed $7 million under the Credit Facility. We became the borrower under the Credit Facility as a result of the Merger Transaction. The Credit Facility has an accordion provision allowing increases in borrowing of up to $60 million, for a total facility of up to $75 million, subject to certain conditions. The proceeds from the initial borrowing and available working capital were used to repay the outstanding balance on the Main Street Facility ($7.5 million). Borrowings under the Credit Facility bear interest, subject to our election, on a per annum basis equal to (i) the applicable LIBOR rate plus 2.75% and (ii) the base rate plus 1.5%. The base rate is defined as the higher of (a) the prime rate and (b) the Federal Funds Rate (as defined in the credit agreement) plus 0.5%. As of September 30, 2012, we exercised its LIBOR election, thus setting a rate of 3.0%. Borrowings under the Credit Facility are secured by all of our assets as well as all of the assets, and a pledge of equity ownership interests, of any of our future subsidiaries, which would be joined as guarantors. The credit agreement for the Credit Facility contains affirmative and negative covenants usual and customary for leveraged financings, including, but not limited to: (i) maintaining an interest coverage ratio of at least 2.0 to 1.0 (ii) maintaining an asset coverage ratio of at least 2.0 to 1.0 and (iii) maintaining a minimum adjusted tangible net worth of at least 80% of our adjusted tangible net worth on the closing date of the Credit Facility. As of September 30, 2012, our interest coverage ratio was 4.3 to 1, our asset coverage ratio was 2.4 to 1, and our tangible net worth was 100% of our adjusted tangible net worth at the closing date of the Credit Facility. Additionally, we must provide information to Capital One on a regular basis, preserve our corporate existence, comply with applicable laws, including the 1940 Act, pay obligations when they become due, and invest the proceeds of the Offering in accordance with our investment objectives and strategies. Further, the credit agreement contains usual and customary default provisions including, without limitation: (i) a default in the payment of interest and principal; (ii) our insolvency or bankruptcy; (iii) a material adverse change in our business; or (iv) breach of any covenant, representation or warranty in the credit agreement or other credit documents and failure to cure such breach within defined periods. As of September 30, 2012, we are not aware of any instances of noncompliance with covenants related to the credit agreement. The expiration date of the Credit Facility is May 24, 2015, and we have two, one year extension options.

The SEC declared the Registration Statement effective on June 4, 2012. During the quarter ended September 30, 2012, we raised proceeds of $110,000 from the Offering and made payments of $11,000 for selling commissions and dealer manager fees. We also incurred an obligation of $2,000 of Offering costs related to the Offering.

We anticipate that we will continue to fund our investment activities through existing cash and cash equivalents, capital raised from our Offering, and borrowings on our Credit Facility. Our primary uses of funds will be investments in portfolio companies, operating expenses and cash distributions to holders of our common stock.

In addition, as a BDC, we generally are required to meet a coverage ratio of total assets to total senior securities, which include borrowings and any preferred stock we may issue in the future, of at least 200%. Stated differently, the amount outstanding under our Credit Facility as a percentage of our total net assets cannot exceed 50%. As of September 30, 2012, this percentage was 40%. This requirement limits the amount that we may borrow. As of September 30, 2012, we have capacity under our Credit Facility to borrow approximately an additional $8.0 million. However, considering the aforementioned restriction as of September 30, 2012, we had approximately $3 million in debt financing available to us.

Although we have been able to secure access to potential additional liquidity, through our Offering and also entering into the Credit Facility, there is no assurance that equity or debt capital will be available to us in the future on favorable terms, or at all.

Related-Party Transactions and Agreements

We have entered into agreements with the Adviser, the Sub-Adviser, and the dealer manager, whereby we pay certain fees and reimbursements to these entities. These include payments to the dealer manager for selling commissions and the dealer manager fee and payments to our Adviser for reimbursement of Offering costs. In addition, we make payments for certain services that include but are not limited to the identification, execution, and management of our investments and also the management of our day-to-day operations provided to us by our Adviser and Sub-Adviser, pursuant to various agreements that we have entered into. See Note 9 to the financial statements included elsewhere in this quarterly report on Form 10-Q for additional information regarding related party transactions.

Contractual Obligations

As of September 30, 2012, we had $7.0 million in borrowings outstanding under the Credit Facility. Unless extended, the Credit Facility will expire May 24, 2015. The Credit Facility contains two, one year extension options from which we could extend the maturity to May 24, 2017. See above for a description of the Credit Facility.

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings at September 30, 2012 is as follows:

	Payments Due By Period (dollars in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Credit Facility(1)	$7,000	$—	$7,000	$—	$—

(1)	At September 30, 2012, $8 million remained unused under our Credit Facility.

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

Off-Balance Sheet Arrangements

As of September 30, 2012, we had no off-balance sheet arrangements.

Recent Developments and Subsequent Events

None.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, in particular changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments. Our investment income will be affected by changes in various interest rates, including LIBOR and prime rates, to the extent any of our debt investments include floating interest rates. As of September 30, 2012, approximately 73% of our portfolio investments (based on cost) contained variable interest rates. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. At September 30, 2012, based on our applicable levels of floating-rate debt investments, and assuming no changes to our investment portfolio, a 1% upward or downward change in interest rates for the next twelve months would change decrease or increase our interest income from debt investments by approximately $122,000.

Pursuant to the terms of the Credit Facility which we maintain with Capital One, we currently borrow at a floating rate based on LIBOR. Given our current level of borrowing ($7 million), a 1% upward or downward change in interest rates for the next twelve months would increase or decrease our interest expense by approximately $70,000.We expect any future credit facilities, total return swap agreements or other financing arrangements that we may enter into will also be based on a floating interest rate. As a result, we are subject to risks relating to changes in market interest rates. In periods of rising interest rates when we have debt outstanding or swap agreements in effect, our interest expense would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments.

If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. As of September 30, 2012, we had not entered into any interest rate hedging arrangements.

Item 4. Controls and Procedures.

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2012, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As a new company, we implemented our system of internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2012. There are no other changes that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors set forth in our final prospectus on Form 497, dated June 11, 2012, as supplemented by the prospectus supplements dated June 28, 2012, September 7, 2012 and September 28, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable

Item 6. Exhibits.

Exhibit No.	Description
2.1	Agreement and Plan of Merger (filed as Exhibit (k)(3) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-178548), filed on May 31, 2012 and incorporated herein by reference).

3.1	Articles of Amendment and Restatement (filed as Exhibit (a)(2) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-178548), filed on May 31, 2012 and incorporated herein by reference).

3.2	Bylaws of the Registrant (filed as Exhibit (b) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-178548), filed on May 31, 2012 and incorporated herein by reference).

4.1	Form of Subscription Agreement (filed as Appendix A to the Registrant’s prospectus supplement to the final prospectus dated June 11, 2012 filed pursuant to Rule 497 (File No. 333-178548), filed on September 28, 2012 and incorporated herein by reference).

10.1	Distribution Reinvestment Plan (filed as Exhibit (e) to Post-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-178548), filed on September 28, 2012 and incorporated herein by reference).

31.1	Certification of Chief Executive Officer of the Registrant, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

31.2	Certification of Chief Financial Officer of the Registrant, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HMS INCOME FUND, INC.

Date: November 14, 2012	By:	/s/ CHARLES N. HAZEN
Charles N. Hazen
Chairman and Chief Executive Officer

Date: November 14, 2012	By:	/s/ RYAN T. SIMS
Ryan T. Sims
Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger (filed as Exhibit (k)(3) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-178548), filed on May 31, 2012 and incorporated herein by reference).

3.1	Articles of Amendment and Restatement (filed as Exhibit (a)(2) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-178548), filed on May 31, 2012 and incorporated herein by reference).

3.2	Bylaws of the Registrant (filed as Exhibit (b) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-178548), filed on May 31, 2012 and incorporated herein by reference).

4.1	Form of Subscription Agreement (filed as Appendix A to the Registrant’s prospectus supplement to the final prospectus dated June 11, 2012, filed pursuant to Rule 497 (File No. 333-178548), filed on September 28, 2012 and incorporated herein by reference).

10.1	Distribution Reinvestment Plan (filed as Exhibit (e) to Post-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-178548), filed on September 28, 2012 and incorporated herein by reference).

31.1	Certification of Chief Executive Officer of the Registrant, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

31.2	Certification of Chief Financial Officer of the Registrant, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith).

