Form 10-K
period 2012-12-31
HMS INCOME FUND, INC.
filed 2013-03-27
CIK 1535778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

There is no established market for the Registrant’s shares of common stock. The Registrant is currently conducting an ongoing public offering of its shares of common stock pursuant to a Registration Statement on Form N-2 (File No. 333-178548), which shares are currently being offered and sold at a price of $10.00 per share, with discounts available for certain categories of purchasers, or at a price necessary to ensure that shares are not sold at a price, after deduction of selling commissions and dealer manager fees, that is below net asset value per share.

As of March 26, 2013, there were 1,573,072 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement relating to the Registrant’s 2013 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Registrant’s fiscal year, are incorporated by reference in Part III of this annual report on Form 10-K as indicated herein.

PART I

Special Note Regarding Forward-Looking Statements

Statements in this Form 10-K that are not historical facts (including any statements concerning investment objectives, economic updates, other plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto) are forward-looking statements. These statements are only predictions. We caution that forward-looking statements are not guarantees. Actual events or our investments and results of operations could differ materially from those expressed or implied in the forward-looking statements. Forward-looking statements are typically identified by the use of terms such as “may,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology.

The forward-looking statements in this Form 10-K are based on our current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Any of the assumptions underlying forward-looking statements could be inaccurate. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, provide distributions to our stockholders and maintain the value of the investments in which we hold an interest, may be significantly hindered.

Our stockholders are cautioned not to place undue reliance on any forward-looking statement in this Form 10-K. All forward-looking statements are made as of the date of this Form 10-K, and the risk that actual results will differ materially from the expectations expressed in this Form 10-K may increase with the passage of time. In light of the significant uncertainties inherent in the forward-looking statements in this Form 10-K, the inclusion of such forward-looking statements should not be regarded as a representation by us or any other person that the objectives and plans set forth in this Form 10-K will be achieved. Please see “Item 1A. Risk Factors” for a discussion of some of the risks and uncertainties that could cause actual results to differ materially from those presented in certain forward-looking statements.

Item 1.  Business

Organization

HMS Income Fund, Inc. (the “Company”) was formed as a Maryland corporation on November 28, 2011 under the General Corporation Law of the State of Maryland. The Company is an externally managed, non-diversified closed-end investment company that has elected to be treated as a business development company (“BDC”), under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company also intends to elect to be treated for U.S. federal income tax purposes for its taxable year ended December 31, 2012, and to qualify annually thereafter, as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”). The Company’s primary investment objective is to generate current income through debt and equity investments. A secondary objective of the Company is to generate long-term capital appreciation through such investments. On December 16, 2011, the Company filed a registration statement on Form N-2, as amended (File No. 333-178548) (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”) to register for sale up to $1.5 billion of shares of common stock (150 million shares at an initial offering price of $10.00 per share) (the “Offering”). Except as with respect to minimum offering requirements set by securities regulators of certain states, there is no minimum number of shares of common stock required to be sold in the Offering.

The business of the Company is managed by HMS Adviser LP (the “Adviser”), a Texas limited partnership and affiliate of Hines Interests Limited Partnership (“Hines”), pursuant to the Investment Advisory and Administrative Services Agreement (the “Advisory Agreement”), dated May 31, 2012, between the Company and the Adviser. On May 31, 2012, the Company and the Adviser entered into a sub-advisory agreement (the “Sub-Advisory Agreement”) with Main Street Capital Corporation (“Main Street”), a New York Stock Exchange listed BDC and a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and Main Street Capital Partners, LLC, a wholly-owned subsidiary of Main Street (“Main Street Partners”), to act as our investment sub-adviser to identify, evaluate, negotiate and structure prospective investments, make investment and portfolio management recommendations for approval by the Adviser, monitor our investment portfolio and provide certain ongoing administrative services to the Adviser. Main Street is initially providing such investment sub-advisory services to the Adviser. However, because the fees that Main Street would receive from such arrangement could have negative consequences on Main Street’s ability to meet the source-of-income requirement necessary for Main Street to maintain its RIC tax treatment, the ultimate intent is that Main Street Partners will provide such services. Main Street will need to obtain certain relief from the SEC before Main Street Partners is permitted to provide these services to the Adviser, which Main Street is currently seeking. However, there can be no assurance that Main Street will obtain such relief. If and when such requested no-action letter relief or similar relief is granted by the Staff, Main Street Partners will act as the Company’s investment sub-adviser instead of Main Street. The term “our Sub-Adviser,” as used herein, will refer to Main Street until such time that, if at all, the Staff grants the abovementioned requested no-action letter relief or similar relief; after which time, it will refer to Main Street Partners. We referred to the Adviser and Sub-Adviser, collectively, as the “Advisers.” Upon the execution of the Sub-Advisory Agreement, Main Street became an affiliate of the Company. The Company has engaged Hines Securities, Inc. (the “Dealer Manager”), an affiliate of the Adviser, to serve as the dealer manager for the Offering. The Dealer Manager is responsible for marketing the Company’s shares of common stock being offered pursuant to the Offering.

HMS Income LLC was formed under the Maryland Limited Liability Company Act on November 28, 2011. On December 12, 2011, an affiliate of Hines and an unaffiliated investor purchased 1,111,111 membership units of HMS Income LLC in a private placement for a price of $9.00 per unit, which represents the Company’s initial public offering price in the Offering (as defined above) of $10.00 per share minus selling commissions of $0.70 per share and dealer manager fees of $0.30 per share for an aggregate purchase price of $10.0 million. An executive officer of the unaffiliated investor is also an independent director of Main Street. Simultaneous with that initial capitalization, HMS Income LLC entered into a senior secured single advance term loan credit facility with Main Street in the committed principal amount of $7.5 million (the “Main Street Facility”). On December 12, 2011, HMS Income LLC fully drew the entire amount of the committed principal amount under the Main Street Facility and acquired from Main Street approximately $16.5 million of investments utilizing its initial equity investments and proceeds from the Main Street Facility.

On May 31, 2012, HMS Income LLC merged with and into the Company (the “Merger Transaction”). The Company is the surviving entity following the Merger Transaction, pursuant to the Agreement and Plan of Merger and the Articles of Merger. The Articles of Merger provided that within 48 hours prior to the Merger Transaction, a properly-constituted board of directors (with a majority of non-interested members) of the Company and the managers of HMS Income LLC would determine the net asset value of HMS Income LLC. The Agreement and Plan of Merger also provided that the outstanding membership units of HMS Income LLC would be converted into the number of shares of common stock of the Company that equal the net asset value of HMS Income LLC, as determined above, divided by $9.00 (based on the $10.00 per share initial offering price less the 10% sales load not incurred). As a result, the Hines affiliate and the unaffiliated investor exchanged a total of 1,111,111 membership units of HMS Income LLC for 1,123,157 shares of the Company’s common stock.

The SEC declared the Registration Statement effective on June 4, 2012, and the Offering commenced shortly thereafter. As of December 31, 2012, the Company had raised approximately $1.4 million, including approximately $5,800 in proceeds from the Company’s distribution reinvestment plan. See Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Use of Proceeds from Registered Securities” for current information on the progress of our Offering.

We refer to HMS Income Fund, Inc. as the “Company,” and the use of “we,” “our,” “us” or similar pronouns in this annual report refers to HMS Income Fund, Inc. or the Company as required by the context in which such pronoun is used.

Employees

We do not have any direct employees, and our day-to-day investment operations are managed by our Adviser, which is also acting as our administrator. We have a president and chief executive officer, chief financial officer and secretary.

Corporate Information

Our executive offices are located at 2800 Post Oak Boulevard, Suite 5000, Houston, Texas 77056-6118, and our telephone number is 1-888-220-6121. We make available all of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports free of charge on our internet website at www.HinesSecurities.com as soon as reasonably practical after such material is electronically filed with or furnished to the SEC. These reports are also available on the SEC’s internet website at www.sec.gov. The public may also read and copy paper filings that we have made with the SEC at the SEC’s Public Reference Room, located at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling (800) SEC-0330. Information contained on our website is not incorporated by reference into this annual report on Form 10-K and stockholders should not consider information contained on our website to be part of this annual report on Form 10-K.

Overview of our Business

The Adviser is registered as an investment adviser under the Advisers Act. Our Adviser oversees the management of our activities and is responsible for making investment decisions with respect to, and providing day-to-day management and administration of our investment portfolio. Our Adviser is wholly-owned by Hines. Our Adviser has engaged our Sub-Adviser to identify, evaluate, negotiate and structure prospective investments, make investment and portfolio management recommendations for approval by our Adviser, monitor our investment portfolio and provide certain ongoing administrative services to our Adviser.

Our primary investment objective is to generate current income through debt and equity investments. A secondary objective is to generate long-term capital appreciation through such investments. We anticipate that during our offering period we will invest a majority of the net proceeds from the Offering in senior secured and second lien debt securities, issued by middle market companies in private placements and negotiated transactions, which are traded in private over-the-counter markets for institutional investors. We define middle market companies as those with annual revenues generally between $10 million and $3 billion.

In addition, we have debt investments in lower middle market (“LMM”) companies, which we define as companies with annual revenues generally between $10 million and $150 million. Our LMM debt investments generally have terms of three to seven years, with limited required amortization prior to maturity, and provide for monthly or quarterly payment of interest at fixed interest rates. We typically structure our LMM debt investments with the maximum seniority and collateral that we can reasonably obtain while seeking to achieve our total return target. In most cases, our LMM debt investment will be collateralized by a first priority lien on substantially all the assets of the portfolio company. In addition to our LMM debt investment strategy, we opportunistically pursue investments in privately placed debt securities. This private placement investment portfolio primarily consists of direct or secondary private placements of interest-bearing securities in companies that are generally larger in size than the LMM companies included in our investment portfolio. The private placement investments generally have floating interest rates at the London Interbank Offered Rate (“LIBOR”) plus a premium and subject to LIBOR floors and a term of five to seven years.

As of December 31, 2012, we had debt investments in eleven private placement portfolio companies with an aggregate fair value of approximately $11.8 million and a total cost basis of approximately $11.7 million. Our private placement portfolio investments generally range in size from $0.75 million to $3.5 million, at the time of investment, and have a weighted average annual effective yield of approximately 8.2%. All of our private placement portfolio investments were debt investments, and 87% were secured by first priority liens as of December 31, 2012.

In addition to our private placement investments as of December 31, 2012, we had debt investments in six LMM  portfolio companies with an aggregate fair value of approximately $4.3 million, and a total cost basis of approximately $4.3 million. As of December 31, 2012, our LMM investments had a weighted average annual effective yield of approximately 14.4% and were secured by first priority liens on the assets of our LMM portfolio companies as of December 31, 2012.

As we increase our capital base during the Offering period, we will continue investing in, and ultimately intend to have a significant portion of our assets invested in, customized direct secured and unsecured loans to and equity securities of LMM companies. In most cases, companies that issue customized LMM securities to us will be privately held at the time we invest in them. Typically, our investment in LMM companies will require us to co-invest with Main Street and/or its affiliates. These types of co-investments require us to obtain an exemptive order from the SEC as discussed below. For a discussion of the risks associated with not obtaining such exemptive relief, see “Item 1A. Risk Factors — Risks Relating to our Advisers and their Affiliates — If we do not obtain exemptive relief from the SEC to allow us to co-invest alongside our Sub-Adviser and/or certain of its affiliates, we may be required to adjust our investment strategy.” While the structure of our investments in customized LMM securities is likely to vary, we may invest in senior secured debt, senior unsecured debt, subordinated secured debt, subordinated unsecured debt, mezzanine debt, convertible debt, convertible preferred equity, preferred equity, common equity, warrants and other instruments, many of which generate current yields. We will make other investments as allowed by the 1940 Act and consistent with our continued qualification as a RIC. For a discussion of the risks inherent in our portfolio investments, see “Item 1A. Risk Factors — Risks Relating to our Business and Structure.”

Our investments may include other equity investments, such as warrants, options to buy a minority interest in a portfolio company, or contractual payment rights or rights to receive a proportional interest in the operating cash flow or net income of such company. When determined by our Advisers to be in our best interest, we may acquire a controlling interest in a portfolio company. Any warrants we receive with our debt securities may require only a nominal cost to exercise, and thus, as a portfolio company appreciates in value, we may achieve additional investment return from this equity interest. We intend to structure such warrants to include provisions protecting our rights as a minority-interest or, if applicable, controlling-interest holder, as well as puts, or rights to sell such securities back to the company upon the occurrence of specified events. In addition, we may obtain demand or “piggyback” registration rights in connection with these equity interests.

We plan to hold many of our investments to maturity or repayment, but will sell our investments earlier if a liquidity event takes place, such as the sale or recapitalization of a portfolio company, or if we determine a sale of one or more of our investments to be in our best interest.

As a BDC, we are subject to certain regulatory restrictions in making our investments. For example, we will not be permitted to co-invest with our Advisers or their affiliates in certain transactions originated by our Advisers or their affiliates unless we obtain an exemptive order from the SEC. We have applied for such an exemptive order, although there can be no assurance that we will obtain such relief. If granted, the exemptive relief would allow us, on one hand, and Main Street on the other hand, to co-invest in the same investment opportunities where such investment would otherwise be prohibited under Section 57(a)(4) of the 1940 Act. If the application for exemptive relief is granted, we expect that under the co-investment program, co-investments between the Company and Main Street would be the norm, rather than the exception, as substantially all potential co-investments that are appropriate investments for the Company should also be appropriate investments for Main Street, and vice versa, with limited exceptions based on available capital, diversification and other relevant factors. Accordingly, our Sub-Adviser would treat every potential investment in customized LMM securities evaluated by Main Street as a potential co-investment transaction, and would provide to our Adviser, in advance, information about each transaction, and would propose an allocation between Main Street and the Company of each such transaction. The proposed allocation to the Company may be 0%, 100% or anything in between, subject to the approval requirements by the independent directors of the Company’s board of directors and Main Street’s board of directors with respect to each co-investment transaction.

Prior to obtaining exemptive relief, we have co-invested alongside our Sub-Adviser and/or its affiliates only in accordance with existing regulatory guidance. These co-investments have been in syndicated deals and secondary loan market transactions where price is the only negotiated point.

We have and in the future intend to employ leverage as market conditions permit and at the discretion of our Adviser, but in no event will leverage employed exceed 50% of the value of our assets, as required by the 1940 Act.

Business Strategy

Our primary investment objective is to generate current income through debt and equity investments. A secondary objective is to generate long-term capital appreciation through such investments. We anticipate that during the Offering period we will invest largely in over-the-counter debt securities and customized debt and equity investments in LMM companies. We have adopted the following business strategy to achieve our investment objective:

•	Utilize the experience and expertise of the principals of our Sub-Adviser and Adviser. Main Street Partners employs all of Main Street’s investment professionals and is subject to Main Street’s supervision and control. Main Street is a BDC whose shares are listed on the New York Stock Exchange. Main Street’s primary investment focus is providing customized debt and equity financing to LMM companies and debt capital to middle market companies that operate in diverse industry sectors. At December 31, 2012, Main Street had debt and equity investments with an aggregate fair value of $900.3 million in 144 portfolio companies, including investments in over-the-counter debt securities with an aggregate fair value of approximately $390 million in 85 separate issuers. Our Adviser’s senior management team, through affiliates of Hines, has participated in the management of two publicly offered and non-traded real estate investment trusts and has extensive experience in evaluating and underwriting the credit of tenants, many of which are LMM companies, of its commercial real estate properties. The principals of our Adviser, namely Sherri W. Schugart, our president and chief executive officer, and Ryan T, Sims, our chief financial officer and secretary have access to a broad network of relationships with financial sponsors, commercial and investment banks, LMM companies and leaders within a number of industries that we believe will produce significant investment opportunities.

•	Focus on middle market companies with stable cash flow. We believe that there are relatively few finance companies focused on transactions involving middle market companies, and this is one factor that allows us to negotiate favorable investment terms. Such favorable terms include higher debt yields and lower leverage levels, more significant covenant protection and greater equity participation than typical of transactions involving larger companies. We generally will invest in established companies with positive cash flow. We believe that these companies possess better risk-adjusted return profiles than newer companies that are building management or in early stages of building a revenue base. These middle market companies represent a significant portion of the U.S. economy and often require substantial capital investment to grow their businesses.

•	Employ disciplined underwriting policies and rigorous portfolio management. We employ an extensive underwriting process that includes a review of the prospects, competitive position, financial performance and industry dynamics of each potential portfolio company. In addition, we perform substantial due diligence on potential investments and seek to invest with management teams and/or private equity sponsors who have proven capabilities in building value. We will offer managerial assistance to our portfolio companies, giving them access to our investment experience, direct industry expertise and contacts, and allowing us to continually monitor their progress. As part of the monitoring process, our Advisers will analyze monthly and quarterly financial statements versus the previous periods and year, review financial projections, meet with management, attend board meetings and review all compliance certificates and covenants.

•	Focus on long-term credit performance and principal protection. We will structure our customized loan investments on a conservative basis with high cash yields, first and/or second lien security interests where possible, cash origination fees, and lower relative leverage levels. We will seek strong deal protections for our customized debt investments, including default penalties, information rights, board observation rights, and affirmative, negative and financial covenants, such as lien protection and prohibitions against change of control. We believe these protections will reduce our risk of capital loss.

•	Diversification. We seek to diversify our portfolio broadly among companies in a multitude of different industries and end markets, thereby reducing the concentration of credit risk in any one company or sector of the economy. We cannot guarantee that we will be successful in this effort.

INVESTMENT PROCESS

Deal Origination

Over the years, we believe the principals of Main Street, that control Main Street Partners, and the affiliates of Hines have developed and maintained a strong reputation as principal investors and an extensive network of relationships. Main Street sources investments of the type we expect to make on a day-to-day basis as part of operating a New York Stock Exchange-listed BDC. Main Street has business development professionals dedicated to sourcing investments through relationships with numerous loan syndication and trading desks, investment banks, business brokers, merger and acquisition advisors, finance companies, commercial banks, law firms and accountants. Moreover, through its over 50 years of experience in leasing commercial real estate on a global basis, Hines has developed relationships with a large number of middle market companies that are a potential source of middle market investment opportunities. We expect our Adviser to have continuous access to Main Street’s professional team due to the Sub-Adviser’s engagement as our sub-adviser.

We believe that our industry relationships are a significant source for new investment opportunities. We generally source our investments in ways other than going to auctions, which include capitalizing on long-standing relationships with companies and financial sponsors to participate in proprietary investment opportunities.

From time to time, we may receive referrals for new prospective investments from our portfolio companies as well as other participants in the capital markets. We may pay referral fees to those who refer transactions to us that we consummate.

Investment Selection

Our investment philosophy and portfolio construction involves:

•	An assessment of the overall macroeconomic environment and financial markets;

•	Company-specific research and analysis; and

•	An emphasis on capital preservation, low volatility and minimization of downside risk.

The foundation of our investment philosophy is intensive credit investment analysis based on fundamental value-oriented research and diversification. We follow a rigorous selection process based on:

•	A comprehensive analysis of issuer creditworthiness, including a quantitative and qualitative assessment of the issuer’s business;

•	An evaluation of the management team;

•	An analysis of business strategy and long-term industry trends; and

•	An in-depth examination of capital structure, financial results and financial projections.

We seek to identify those issuers exhibiting superior fundamental risk-return profiles with a particular focus on investments with the following characteristics:

•	Established companies with a history of positive and stable operating cash flows. We seek to invest in established companies with sound historical financial performance. We typically focus on companies with a history of profitability. We do not intend to invest in start-up companies or companies with speculative business plans.

•	Ability to exert meaningful influence. We target investment opportunities in which we will be the lead investor where we can add value through active participation.

•	Experienced management team. We generally require that our portfolio companies have an experienced management team. We also seek to invest in companies that have a strong equity incentive program in place that properly aligns the interests of management with a Company’s investors.

•	Strong franchises and sustainable competitive advantages. We seek to invest in companies with proven products and/or services and strong regional or national operations.

•	Industries with positive long-term dynamics. We seek to invest in companies in industries with positive long-term dynamics.

Except as restricted by the 1940 Act or the Code, we deem all of our investment policies to be non-fundamental, which means that they may be changed by our board of directors without stockholder approval.

Intensive Credit Analysis / Due Diligence

The process through which we make an investment decision with respect to a customized financing transaction involves extensive research into the target company, its industry, its growth prospects and its ability to withstand adverse conditions. If the senior investment professional responsible for the transaction determines that an investment opportunity should be pursued, we will engage in an intensive due diligence process. Though each transaction will involve a somewhat different approach, the regular due diligence steps generally to be undertaken include:

•	Meeting with senior management to understand the business more fully and evaluate the ability of the senior management team;

•	Checking management backgrounds and references;

•	Performing a detailed review of financial performance and earnings;

•	Visiting headquarters and other company locations and meeting with management;

•	Contacting customers and vendors to assess both business prospects and industry wide practices;

•	Conducting a competitive analysis, and comparing the issuer to its main competitors;

•	Researching industry and financial publications to understand industry wide growth trends;

•	Assessing asset value and the ability of physical infrastructure and information systems to handle anticipated growth; and

•	Investigating legal risks and financial and accounting systems.

For the majority of over-the-counter debt securities available on the secondary market, we conduct and continuously maintain a comprehensive credit analysis, the results of which are available for the transaction team to review. Our due diligence process with respect to over-the-counter debt securities is necessarily less intensive than that followed for customized financings. The issuers in these private debt placements tend to be rated and have placement agents who accumulate a certain level of due diligence information prior to placing the securities. Moreover, these private placements generally have much shorter timetables for making investment decisions.

Portfolio Monitoring

Our Advisers employ several methods of evaluating and monitoring the performance and value of our investments, which may include, but are not limited to, the following:

•	Assessment of success in adhering to the portfolio company’s business plan and compliance with covenants;

•	Regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor, to discuss financial position, requirements and accomplishments;

•	Attendance at and participation in board meetings of the portfolio company; and

•	Review of monthly and quarterly financial statements and financial projections for the portfolio company.

As a BDC, we are required to offer and provide managerial assistance to our portfolio companies. This assistance could involve monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. Our Advisers or any third-party administrator will make available such managerial assistance, on our behalf, to our portfolio companies, whether or not they request this assistance. Our Advisers’ business experience makes them qualified to provide such managerial assistance. We may receive fees for these services and will reimburse our Advisers, or any third-party administrator, for their allocated costs in providing such assistance, subject to review and approval by our board of directors.

Exit Strategies/Refinancing

While we generally exit most investments through the refinancing or repayment of our debt, we and our Sub-Advisor typically assist our LMM portfolio companies in developing and planning exit opportunities, including any sale or merger of our portfolio companies. We and our Sub-Advisor may also assist in the structure, timing, execution and transition of the exit strategy. The refinancing or repayment of private placement debt investments typically does not require our assistance due to the additional resources available to these larger, middle market companies.

Determination of Net Asset Value

As a BDC, we are required to determine the net asset value of our investment portfolio on a quarterly basis. Securities that are publicly traded are valued at the reported closing price on the valuation date. Securities that are not publicly traded are valued at fair value as determined in good faith by our board of directors. In connection with that determination, valuations are prepared using relevant inputs, including, but not limited to, indicative dealer quotes, values of like securities, the most recent portfolio company financial statements and forecasts.

We account for our portfolio investments at fair value under the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“Codification” or “ASC”) 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. ASC 820 requires us to assume that the portfolio investment is to be sold in the principal market to independent market participants. Market participants are defined as buyers and sellers in the principal market that are independent, knowledgeable, and willing and able to transact. For those investments in which there is an absence of a principal market, we incorporate the income approach to estimate the fair value of our portfolio debt investments primarily through the use of a yield to maturity model.

Additionally, we invest in illiquid securities issued by private LMM companies. Our investment in LMM portfolio companies may be subject to restrictions on resale and will generally have no established trading market or generally have established markets that are inactive. We determine in good faith the fair value of our portfolio investments pursuant to a valuation policy in accordance with ASC 820. We review external events, including private mergers, sales and acquisitions involving comparable companies, and include these events in the valuation process.  Our valuation policy and process are intended to provide a consistent basis for determining the fair value of our investment portfolio.

For LMM investments, market quotations are generally not readily available. We use the income approach to value our debt investments. We determine fair value primarily using a yield to maturity approach that analyzes the discounted cash flows of interest and principal for the debt security, as set forth in the associated loan agreements, as well as the financial position and credit risk of each of these portfolio investments. Our estimate of the expected repayment date of a debt security is generally the legal repayment date of the instrument, as we generally intend to hold our loans to repayment. The yield to maturity analysis considers changes in leverage levels, credit quality, portfolio company performance and other factors. We use the value determined by the yield to maturity analysis as the fair value for that security. However, it is our position that assuming a borrower is outperforming underwriting expectations and because these respective investments do not contain pre-payment penalties, the borrower would most likely prepay or refinance the borrowing at a lower rate. Therefore, we do not believe that a market participant would pay a premium for the investment. Also, because of our general intent to hold loans to repayment, we generally do not believe that the fair value of the investment should be adjusted in excess of the face amount. However, adjustments to investment values will be made for impairments.

Our portfolio strategy also calls for us to invest primarily in private placement investments that are generally larger in size than LMM investments. Private placement investments generally have established markets that are not active; however, market quotations are generally readily available. For these private placement investments, we primarily use observable inputs, such as third party quotes or other independent pricing of identical or similar assets in non-active markets, to determine the fair value of those investments.

Due to the inherent uncertainty in the valuation process, our estimate of fair value may differ materially from the values that would have been used had a ready market for the securities existed. In addition, changes in the market environment, portfolio company performance and other events that may occur over the lives of the investments may cause the gains or losses ultimately realized on these investments to be materially different than the valuations currently assigned. We estimate the fair value of each individual investment and records changes in fair value as unrealized appreciation or depreciation in the Statements of Operations.

Determinations in Connection With Offerings

Since our initial closing, we have sold our shares of common stock on a continuous basis at an initial offering price of $10 per share. However, to the extent that our net asset value per share increases, we will sell our shares of common stock at a price necessary to ensure that shares of common stock are not sold at a price per share, after deduction of selling commissions and dealer manager fees, that is below our net asset value per share. In the event of a material decline in our net asset value per share, which we consider to be a non-temporary 5% decrease below our then-current net offering price, and subject to certain conditions, we will reduce our offering price accordingly.

Competition

Our primary competition in providing financing to middle market, including LMM, companies includes other BDCs, specialty finance companies, investment companies, opportunity funds, private equity funds and institutional investors, public and private buyout and other private equity funds, commercial and investment banks, commercial financing companies, and, to the extent they provide an alternative form of financing, hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical, and marketing resources than we do. For example, some competitors may have a lower cost of funds as well as access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC. We use the industry information of our investment professionals, to which we have access, to assess investment risks and determine appropriate pricing for our investments in portfolio companies. In addition, we believe that our relationships enable us to discover, and compete effectively for, financing opportunities with attractive middle market, including LMM, companies in the industries in which we seek to invest. See “Item IA. Risk Factors — Risks Relating to Our Business and Structure — We may face increasing competition for investment opportunities, which could delay deployment of our capital, reduce returns and result in losses.”

REGULATION

Regulation as a Business Development Company

We have elected to be regulated as a BDC under the 1940 Act. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates, principal underwriters and affiliates of those affiliates or underwriters. The 1940 Act requires that a majority of the directors be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by a majority of our outstanding voting securities.

The 1940 Act defines “a majority of the outstanding voting securities” as the lesser of (i) 67% or more of the voting securities present at a meeting if the holders of more than 50% of our outstanding voting securities are present or represented by proxy or (ii) 50% of our voting securities.

We are generally not permitted to issue and sell our common stock at a price below net asset value per share. See “Item 1A. Risk Factors — Risks Relating to Business Development Companies — Regulations governing our operation as a BDC and RIC will affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth.” We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if our board of directors determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve such sale. In addition, we may generally issue new shares of our common stock at a price below net asset value in rights offerings to existing stockholders, in payment of dividends and in certain other limited circumstances.

As a BDC, we are not permitted to invest in any portfolio company in which our Adviser, Sub-Adviser or any of their affiliates currently have an investment or to make any co-investments with our Adviser, Sub-Adviser or any of their affiliates without an exemptive order from the SEC.

Qualifying Assets

Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The principal categories of qualifying assets relevant to our business are any of the following:

1.	Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:

a.	is organized under the laws of, and has its principal place of business in, the U.S.;

b.	is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

c.	satisfies any of the following:

i.	does not have any class of securities that is traded on a national securities exchange;

ii.	has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million;

iii.	is controlled by a BDC or a group of companies including a BDC and the BDC has an affiliated person who is a director of the eligible portfolio company; or

iv.	is a small and solvent company having total assets of not more than $4.0 million and capital and surplus of not less than $2.0 million

2.	Securities of any eligible portfolio company that we control.

3.	Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

4.	Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.

5.	Securities received in exchange for or distributed on or with respect to securities described in

(1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.

6.	Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.

In addition, a BDC must have been organized and have its principal place of business in the U.S. and must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above.

Managerial Assistance to Portfolio Companies

In order to count portfolio securities as qualifying assets for the purpose of the 70% test, we must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where we purchase such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

Temporary Investments

Pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets.

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, See “Item 1A. Risk Factors — Risks Relating to Business Development Companies — Regulations governing our operation as a BDC and RIC will affect our ability to raise, and the way in which we raise additional capital or borrow for investment purposes, which may have a negative effect on our growth.”

Code of Ethics

We, our Advisers and our Dealer Manager have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to each code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. We have attached these codes of ethics as exhibits to the registration statement pertaining to the Offering of our shares of common stock. You may also read and copy, after paying a duplication fee, the codes of ethics at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549, or by making an electronic request to the following email address: publicinfo@sec.gov. You may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 942-8090. In addition, the code of ethics is available on the EDGAR Database on the SEC’s Internet site at http://www.sec.gov.

Compliance Policies and Procedures

We and our Adviser have adopted and implemented written policies and procedures reasonably designed to prevent violation of the federal securities laws, and our board of directors is required to review these compliance policies and procedures annually to assess their adequacy and the effectiveness of their implementation. We have designated Susan Dudley as our Chief Compliance Officer.

Proxy Voting Policies and Procedures

We have delegated our proxy voting responsibility to our Adviser. The proxy voting policies and procedures of our Adviser are set forth below. The guidelines are reviewed periodically by our Adviser and our independent directors, and, accordingly, are subject to change.

Introduction

As an investment adviser registered under the Advisers Act, our Adviser has a fiduciary duty to act solely in the best interests of its clients. As part of this duty, it recognizes that it must vote client securities in a timely manner free of conflicts of interest and in the best interests of its clients.

These policies and procedures for voting proxies for the investment advisory clients of our Adviser are intended to comply with Section 206 of, and Rule 206(4)-6 under, the Advisers Act.

Proxy Policies

Our Adviser will vote proxies relating to our securities in the best interest of its clients’ stockholders. It will review on a case-by-case basis each proposal submitted for a stockholder vote to determine its impact on the portfolio securities held by its clients. Although our Adviser will generally vote against proposals that may have a negative impact on its clients’ portfolio securities, it may vote for such a proposal if there exist compelling long-term reasons to do so.

The proxy voting decisions of our Adviser are made by the senior officers who are responsible for monitoring each of its clients’ investments. To ensure that its vote is not the product of a conflict of interest, it will require that: (a) anyone involved in the decision-making process disclose to its chief compliance officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (b) employees involved in the decision making process or vote administration are prohibited from revealing how our Adviser intends to vote on a proposal in order to reduce any attempted influence from interested parties.

Proxy Voting Records

You may obtain information, without charge, regarding how we voted proxies with respect to our portfolio securities by making a written request for proxy voting information to: Chief Financial Officer, 2800 Post Oak Boulevard, Suite 5000, Houston, Texas 77056-6118, or by calling the Company at (888) 220-6121. Also, the SEC maintains a website at www.sec.gov that contains such information.

Other

We will be periodically examined by the SEC for compliance with the 1940 Act. We are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to us or our stockholders arising from misconduct, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

Securities Exchange Act and Sarbanes-Oxley Act Compliance

We are subject to the reporting and disclosure requirements of the Exchange Act of 1934, as amended (the “Exchange Act”), including the filing of quarterly, annual and current reports, proxy statements and other required items. In addition, we are subject to the Sarbanes-Oxley Act of 2002, which imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. Many of these requirements will affect us. For example:

•	pursuant to Rule 13a-14 of the Exchange Act, our chief executive officer and chief financial officer are required to certify the accuracy of the financial statements contained in our periodic reports;

•	pursuant to Item 307 of Regulation S-K, our periodic reports are required to disclose our conclusions about the effectiveness of our disclosure controls and procedures; and

•	pursuant to Rule 13a-15 of the Exchange Act, our management is required to prepare a report regarding its assessment of our internal control over financial reporting.

The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. We monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance therewith.

Investment Adviser Regulations

Our Advisers are subject to regulation under the Advisers Act. The Advisers Act establishes, among other things, recordkeeping and reporting requirements, disclosure requirements, limitations on transactions between the adviser’s account and an advisory client’s account, limitations on transactions between the accounts of advisory clients, and general anti-fraud prohibitions. We and our Advisers will also be examined by the SEC from time to time for compliance with the Advisers Act.

Taxation as a Regulated Investment Company

We intend to elect to be treated for federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Code. As a RIC, we generally do not have to pay corporate-level federal income taxes on any income that we distribute to our stockholders as dividends. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to obtain RIC tax treatment, we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our net investment income plus the excess of realized net short-term capital gains over realized net long-term capital losses (the “Annual Distribution Requirement”).

For any taxable year in which we qualify as a RIC and satisfy the Annual Distribution Requirement, we will not be subject to federal income tax on the portion of our income we distribute (or are deemed to distribute) to stockholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gains not distributed (or deemed distributed) to our stockholders.

We will be subject to a 4% nondeductible federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our net ordinary income for each calendar year, (2) 98.2% of our capital gain net income for the one-year period ending December 31 in that calendar year and (3) any ordinary income and net capital gain recognized, but not distributed, in preceding years (the “Excise Tax Avoidance Requirement”). Distributions declared and paid by us in a year will generally differ from taxable income for that year as such distributions may include the distribution of current year taxable income, exclude amounts carried over into the following year, and include the distribution of prior year taxable income carried over into and distributed in the current year.

In order to qualify as a RIC for federal income tax purposes, we must, among other things:

•	continue to qualify as a BDC under the 1940 Act at all times during each taxable year;

•	derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities, loans, gains from the sale of stock or other securities, net income from certain “qualified publicly traded partnerships,” or other income derived with respect to our business of investing in such stock or securities (the “90% Income Test”); and

•	diversify our holdings so that at the end of each quarter of the taxable year:

•	at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and

•	no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly traded partnerships” (collectively, the “Diversification Tests”).

We may be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as payment-in-kind, or PIK, interest and deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount.

Although we do not presently expect to do so, we are authorized to borrow funds and to sell assets in order to satisfy distribution requirements. However, under the 1940 Act, we are not permitted to make distributions to our stockholders in certain circumstances while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. Moreover, our ability to dispose of assets to meet our distribution requirements may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous.

Item 1A. Risk Factors

Investing in our common stock involves a number of significant risks. In addition to the other information contained in this Annual Report on Form 10-K, you should consider carefully the following information before making an investment in our common stock. The risks set out below are not the only risks we face. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such case, our net asset value could decline, and you may lose all or part of your investment.

Risks Relating to Our Business and Structure

We are a relatively new company and have a limited operating history and are subject to the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objectives.

We were formed in Maryland and commenced operations on December 12, 2011 with $10 million of equity capitalization. See “Item 1. Business — Organization.” We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objective and that the value of our common stock could decline substantially.

Economic activity in the United States was impacted by the global financial crisis of 2008 and has yet to fully recover.

Beginning in the third quarter of 2007, global credit and other financial markets suffered substantial stress, volatility, illiquidity and disruption. These forces reached extraordinary levels in late 2008, resulting in the bankruptcy of, the acquisition of, or government intervention in the affairs of several major domestic and international financial institutions. In particular, the financial services sector was negatively impacted by significant write-offs as the value of the assets held by financial firms declined, impairing their capital positions and abilities to lend and invest. We believe that such value declines were exacerbated by widespread forced liquidations as leveraged holders of financial assets, faced with declining prices, were compelled to sell to meet margin requirements and maintain compliance with applicable capital standards. Such forced liquidations also impaired or eliminated many investors and investment vehicles, leading to a decline in the supply of capital for investment and depressed pricing levels for many assets. These events significantly diminished overall confidence in the debt and equity markets, engendered unprecedented declines in the values of certain assets, and caused extreme economic uncertainty.

Since March 2009, there have been signs that the global credit and other financial market conditions have improved as stability has increased throughout the international financial system; however there have been recent periods of volatility. While financial conditions have improved, economic activity has remained subdued and corporate interest rate risk premiums, otherwise known as credit spreads, remain at historically high levels, particularly in the loan and high yield bond markets. These conditions may negatively impact our ability to obtain financing, particularly from the debt markets. In addition, future financial market uncertainty could lead to further financial market disruptions and could further impact our ability to obtain financing, which could limit our ability to grow our business, fully execute our business strategy and could decrease our earnings, if any. Future financial market uncertainty could lead to further financial market disruptions and could further adversely impact our ability to obtain financing and the value of our investments.

Recent U.S. debt ceiling and budget deficit concerns, together with signs of deteriorating sovereign debt conditions in Europe, have increased the possibility of additional sovereign credit-rating downgrades and economic slowdowns. The impact of this or any further downgrades to the U.S. government’s sovereign credit rating, or its perceived creditworthiness, and the impact of events in Europe with respect to the ability of certain European Union countries to continue to service their sovereign debt obligations are inherently unpredictable and could adversely affect the U.S. and global financial markets and economic conditions. There can be no assurance that governmental or other measures to aid economic recovery will be effective. These developments could cause interest rates and borrowing costs to rise, negatively impact our ability to access the capital markets on favorable terms, decrease our ability to borrow under our credit facility with Capital One, National Association (the “Credit Facility”) or result in a decision by other lenders not to extend credit to us. In addition, the broader financial turmoil and uncertainty could have a material adverse effect on our business, financial condition and results of operations.

Unfavorable economic conditions or other factors may affect our ability to borrow for investment purposes, and may therefore adversely affect our ability to achieve our investment objective.

Unfavorable economic conditions or other factors could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. An inability to successfully access the capital markets could limit our ability to grow our business and fully execute our business strategy and could decrease our earnings, if any.

There is a risk that investors in our equity securities may not receive distributions or that our distributions may not grow over time.

Any distributions we make to our stockholders will be paid out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year−to−year increases in cash distributions. In addition, due to the asset coverage test applicable to us as a BDC, we may be limited in our ability to make distributions.

The amount of our distributions to our stockholders is uncertain. Portions of the distributions that we pay may represent a return of capital to you for U.S. federal income tax purposes which will lower your tax basis in your shares and reduce the amount of funds we have for investment in targeted assets. We may not be able to pay you distributions, and our distributions may not grow over time.

Any distributions we make to our stockholders will be paid out of assets legally available for distribution. We may fund our cash distributions from any sources of funds available, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and fee waivers from our Advisers. We cannot assure you that we will achieve investment results that will allow us to make a targeted level of distributions or year−to−year increases in distributions. Our ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described in this annual report on Form 10-K. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC can limit our ability to pay distributions. All distributions will be paid at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our RIC status, compliance with applicable BDC regulations and such other factors as our board of directors may deem relevant from time to time. We cannot assure you that we will pay distributions to our stockholders in the future.

To the extent that we pay any distributions from the proceeds of the Offering or from borrowings in anticipation of future cash flow, this may constitute a return of your capital and will lower your tax basis in your shares. Distributions from the proceeds of the Offering or from borrowings also could reduce the amount of capital we ultimately invest in debt and equity interests of portfolio companies. We have not established any limit on the extent to which we may use borrowings, if any, or proceeds from the Offering to fund distributions (which may reduce the amount of capital we ultimately invest in assets). There can be no assurance that we will be able to sustain distributions at any particular level or at all. Our Advisers have agreed to waive management and incentive fees, for a period from June 4, 2012 to June 3, 2013, to the extent required to avoid distributions that are estimated to represent a return of capital for U.S. federal income tax purposes during such period.

Price declines in the large corporate leveraged loan market may adversely affect the fair value of over-the-counter debt securities we hold, reducing our net asset value through increased net unrealized depreciation.

Prior to the onset of the financial crisis, collateralized loan obligations, a type of leveraged investment vehicle holding corporate loans, hedge funds and other highly leveraged investment vehicles, comprised the majority of the market for purchasing and holding senior secured and second lien secured loans. As the secondary market pricing of the loans underlying these portfolios deteriorated during the fourth quarter of 2008, it is our understanding that many investors, as a result of their generally high degrees of leverage, were forced to raise cash by selling their interests in performing loans in order to satisfy margin requirements or the equivalent of margin requirements imposed by their lenders. This resulted in a forced deleveraging cycle of price declines, compulsory sales, and further price declines, with widespread redemption requests and other constraints resulting from the credit crisis generating further selling pressure. While prices have appreciated measurably since the end of 2008, conditions in the large corporate leveraged loan market may deteriorate again, which may cause pricing levels to decline. As a result, we may suffer unrealized depreciation and could incur realized losses in connection with the sale of over-the-counter debt securities we hold, which could have a material adverse impact on our business, financial condition and results of operations.

Our ability to achieve our investment objective depends on our Adviser’s and our Sub-Adviser’s ability to manage and support our investment process. If our Adviser or our Sub-Adviser were to lose any members of their respective senior management teams, our ability to achieve our investment objective could be significantly harmed.

We are externally managed and depend upon the investment expertise, diligence, skill and network of business contacts of our Advisers. We also depend, to a significant extent, on our Advisers’ access to the investment professionals and the information and deal flow generated by these investment professionals in the course of their investment and portfolio management activities. Our Advisers will evaluate, negotiate, structure, close, monitor and service our investments. Our success depends to a significant extent on the continued service and coordination of our Advisers, including their key professionals. The departure of a significant number of our Adviser’s or Sub-Adviser’s key professionals could have a materially adverse effect on our ability to achieve our investment objective. In addition, we can offer no assurance that our Advisers will remain our investment adviser and sub-adviser or that we will continue to have access to their investment professionals or their information and deal flow.

Because our business model depends to a significant extent upon relationships with investment banks, business brokers, loan syndication and trading desks, and commercial banks, the inability of our Advisers to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

We expect that our Advisers will depend on their relationships with investment banks, business brokers, loan syndication and trading desks, commercial banks and other historical sources of deal flow, and we rely to a significant extent upon these relationships to provide us with potential investment opportunities. If our Advisers fail to maintain their existing relationships or develop new relationships with other sources of investment opportunities, we will not be able to grow our investment portfolio. In addition, individuals with whom our Advisers’ professionals have relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us.

We may face increasing competition for investment opportunities, which could delay deployment of our capital, reduce returns and result in losses.

We compete for investments with other BDCs and investment funds (including private equity funds and mezzanine funds), as well as traditional financial services companies such as commercial banks and other sources of funding. Moreover, alternative investment vehicles, such as hedge funds, also make investments in middle market private U.S. companies. As a result, competition for investment opportunities in private U.S. companies may intensify. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do. We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. If we are forced to match our competitors’ pricing, terms and structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant part of our competitive advantage stems from the fact that the market for investments in private U.S. companies is underserved by traditional commercial banks and other financial sources. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms. Furthermore, many of our competitors may have greater experience operating under, or are not subject to, the regulatory restrictions under the 1940 Act that are imposed on us as a BDC.

A significant portion of our investment portfolio is and will continue to be recorded at fair value as determined in good faith by our board of directors and, as a result, there is and will be uncertainty as to the ultimate market value of our portfolio investments.

Under generally accepted accounting principles, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value, as determined by our board of directors. However, the majority of our investments are not publicly traded or actively traded on a secondary market and, instead, are traded on a privately negotiated over-the-counter secondary market for institutional investors. As a result, we value these securities quarterly at fair value as determined in good faith by our board of directors.

The determination of fair value, and thus the amount of unrealized losses we may incur in any year, is to a degree subjective, and our Advisers have a conflict of interest in making the determination. We value these securities quarterly at fair value as determined in good faith by our board of directors based on input from our Advisers, any third-party independent valuation firm retained by our board of directors, and our audit committee. Our board of directors may utilize the services of an independent third-party valuation firm to aid it in determining the fair value of any securities. Certain factors that may be considered in determining the fair value of our investments include dealer quotes for securities traded on the secondary market for institutional investors, the nature and realizable value of any collateral, the portfolio company’s earnings and its ability to make payments on its indebtedness, the markets in which the portfolio company does business, comparison to comparable publicly-traded companies, discounted cash flow and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Due to this uncertainty, our fair value determinations may cause our net asset value on a given date to materially understate or overstate the value that we may ultimately realize upon the sale of one or more of our investments.

Our board of directors may change our operating policies and investment strategies without prior notice or stockholder approval, the effects of which may be adverse.

Our board of directors has the authority to modify or waive our current operating policies, investment criteria and investment strategies without prior notice and without stockholder approval if it determines that doing so will be in the best interests of stockholders. We cannot predict the effect any changes to our current operating policies, investment criteria and investment strategies would have on our business, net asset value, operating results and value of our stock. However, the effects might be adverse, which could negatively impact our ability to pay you distributions and cause you to lose all or part of your investment. Moreover, we have significant flexibility in investing the net proceeds of the Offering and may use the net proceeds from the Offering in ways with which investors may not agree or for purposes other than those contemplated at the time of the Offering.

If we internalize our management functions, your interest in us could be diluted and we could incur other significant costs and face other significant risks associated with being self-managed.

Our board of directors may decide in the future to internalize our management functions. If we do so, we may elect to negotiate to acquire our Advisers’ assets and personnel. At this time, we cannot anticipate the form or amount of consideration or other terms relating to any such internalization transaction. Such consideration could take many forms, including cash payments, promissory notes and shares of our common stock. The payment of such consideration could result in dilution of your interests as a stockholder and could reduce the earnings per share attributable to your investment.

In addition, while we would no longer bear the costs of the various fees and expenses we expect to pay to our Advisers under the Investment Advisory Agreement and Sub-Advisory Agreement, we would incur the compensation and benefits costs of our officers and other employees and consultants that are now being paid by our Advisers or their affiliates. We cannot reasonably estimate the amount of fees we would save or the costs we would incur if we became self-managed. If the expenses we assume as a result of an internalization are higher than the expenses we avoid paying to our Advisers, our earnings per share would be lower as a result of the internalization than they otherwise would have been, potentially decreasing the amount of funds available to distribute to our stockholders and the value of our shares of common stock. As currently organized, we do not have any employees. If we elect to internalize our operations, we would employ personnel and would be subject to potential liabilities commonly faced by employers, such as workers disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances. In recent years, management internalization transactions have been the subject of stockholder litigation. Stockholder litigation can be costly and time-consuming, and there can be no assurance that any litigation expenses we might incur would not be significant or that the outcome of litigation would be favorable to us. Any amounts we are required to expend defending any such litigation will reduce our net investment income.

If we internalize our management functions, we could have difficulty integrating these functions as a stand-alone entity. In addition, we could have difficulty retaining such personnel employed by us. Currently, individuals employed by our Adviser, our Sub-Adviser and/or their respective affiliates perform management and general and administrative functions, including accounting and financial reporting, for multiple entities. These personnel have a great deal of know-how and experience. We may fail to properly identify the appropriate mix of personnel and capital needs to operate as a stand-alone entity. An inability to manage an internalization transaction effectively could result in our incurring excess costs and/or suffering deficiencies in our disclosure controls and procedures or our internal control over financial reporting. Such deficiencies could cause us to incur additional costs, and our management’s attention could be diverted from most effectively managing our investments.

Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.

We and our portfolio companies are subject to regulation at the local, state and federal level. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we are permitted to make, any of which could harm us and our stockholders, potentially with retroactive effect.

Additionally, any changes to the laws and regulations governing our operations relating to permitted investments may cause us to alter our investment strategy to avail ourselves of new or different opportunities. Such changes could result in material differences to the strategies and plans set forth in this annual report on Form 10-K and may result in our investment focus shifting from the areas of expertise of our Advisers to other types of investments in which our Advisers may have less expertise or little or no experience. Thus, any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment.

Efforts to comply with the Sarbanes-Oxley Act will involve significant expenditures, and non-compliance with the Sarbanes-Oxley Act may adversely affect us.

We are subject to the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the related rules and regulations promulgated by the SEC. Under current SEC rules, beginning with our fiscal year ending December 31, 2013, we will be required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act and rules and regulations of the SEC thereunder. We will be required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. As a result, we expect to incur significant additional expenses in the near term, which may negatively impact our financial performance and our ability to pay distributions. This process also will result in a diversion of management’s time and attention. We cannot be certain of when our evaluation, testing and remediation actions will be completed or the impact of the same on our operations and we may not be able to ensure that the process is effective or that our internal control over financial reporting is or will be effective in a timely manner. In the event that we are unable to maintain or achieve compliance with the Sarbanes-Oxley Act and related rules, we may be adversely affected.

The impact of recent financial reform legislation on us is uncertain.

In light of current conditions in the U.S. and global financial markets and the U.S. and global economy, legislators, the presidential administration and regulators have increased their focus on the regulation of the financial services industry. The recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) institutes a wide range of reforms that will have an impact on all financial institutions. Many of the requirements called for in the Dodd-Frank Act will be implemented over time, most of which will be subject to implementing regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full impact such requirements will have on our business, results of operations or financial condition is unclear. The changes resulting from the Dodd-Frank Act may require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements. Failure to comply with any such laws, regulations or principles, or changes thereto, may negatively impact our business, results of operations and financial condition. While we cannot predict what effect any changes in the laws or regulations or their interpretations would have on us as a result of the Dodd-Frank Act, these changes could be materially adverse to us and our stockholders.

We may experience fluctuations in our quarterly results.

We could experience fluctuations in our quarterly operating results due to a number of factors, including our ability or inability to make investments in companies that meet our investment criteria, variations in the interest rates on the debt securities we acquire, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

Terrorist attacks, acts of war or natural disasters may affect any market for our common stock, impact the businesses in which we invest and harm our business, operating results and financial condition.

Terrorist attacks, acts of war or natural disasters may disrupt our operations, as well as the operations of the businesses in which we invest. Such acts have created, and continue to create, economic and political uncertainties and have contributed to recent global economic instability. Future terrorist activities, military or security operations, or natural disasters could further weaken the domestic/global economies and create additional uncertainties, which may negatively impact the businesses in which we invest directly or indirectly and, in turn, could have a material adverse impact on our business, operating results and financial condition.

Security breaches and other disruptions could compromise our and our Advisers’ information and expose us and our Advisers to liability, which would cause our business and reputation to suffer.

In the ordinary course of our business, we and our Advisers store sensitive data, including our proprietary business information and that of our portfolio companies, and personally identifiable information of our directors, officers and other employees, in our and our Advisers’ data centers and networks. The secure processing, maintenance and transmission of this information is important to our and our Advisers’ operations and business strategy. Despite our security measures, our and our Advisers’ information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our and our Advisers’ networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties, disrupt our operations, and damage our and our Advisers’ reputations, and cause a loss of confidence in us and our Advisers’ products and services, which could adversely affect our business.

Risks Related to our Advisers and their Affiliates

Our Adviser is recently formed and has limited operating history.

Our Adviser was formed on April 13, 2012 and has limited operating history and limited experience acting as an investment adviser for a BDC. Our Adviser’s capabilities in managing the investment process and providing competent services to us will depend on the employment of investment professionals in an adequate number and of adequate sophistication to match the corresponding flow of transactions. To achieve our investment objective, our Adviser may need to hire, train, supervise and manage new investment professionals. Our Adviser may not be able to find investment professionals in a timely manner or at all. Failure to support our investment process could have a material adverse effect on our business, financial condition and results of operations.

Our Advisers and their respective affiliates, including our officers and certain of our directors, may have conflicts of interest as a result of compensation arrangements, time constraints and competition for investments, which they will attempt to resolve in a fair and equitable manner, but which may result in actions that are not in your best interests. Our Advisers and their affiliates receive substantial fees from us in return for their services, and these fees could influence the advice provided to us. Among other matters, the compensation arrangements could affect their judgment with respect to public offerings of equity by us, which allow the dealer manager to earn additional dealer manager fees and our Advisers to earn increased management fees.

We may be obligated to pay our Advisers incentive compensation even if we incur a net loss due to a decline in the value of our portfolio.

Our Investment Advisory Agreement and Sub-Advisory Agreement entitle our Advisers to receive incentive compensation on income regardless of any capital losses. In such case, we may be required to pay our Advisers incentive compensation for a fiscal quarter even if there is a decline in the value of our portfolio or if we incur a net loss for that quarter.

Any incentive fee payable by us that relates to our net investment income may be computed and paid on income that may include interest that has been accrued but not yet received. If a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest previously included in the calculation of the incentive fee will become uncollectible. Pursuant to the Investment Advisory Agreement and Sub-Advisory Agreement our Adviser and Sub-Adviser, respectively, will not be under any obligation to reimburse us for any part of the incentive fee they received that was based on accrued income that we never received as a result of a default by an entity on the obligation that resulted in the accrual of such income, and such circumstances would result in our paying an incentive fee on income we never received.

For federal income tax purposes, we may be required to recognize taxable income (such as deferred interest that is accrued as original issue discount) in circumstances in which we do not receive a corresponding payment in cash and to make distributions with respect to such income to maintain our status as a RIC even though we will not have received any corresponding cash amount. Under such circumstances, we may have difficulty meeting the annual distribution requirement necessary to obtain and maintain RIC tax treatment under the Code. Any difficulty in satisfying the annual distribution requirement may be amplified to the extent that we are required to pay an incentive fee with respect to such accrued income for which we have not received a corresponding cash payment. As a result, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

The time and resources that individuals employed by the Advisers devote to us may be diverted and we may face additional competition due to the fact that neither our Advisers nor their affiliates are prohibited from raising money for or managing another entity that makes the same types of investments that we target.

The Sub-Adviser currently manages other investment entities, including itself, and neither our Adviser nor our Sub-Adviser is prohibited from raising money for and managing future investment entities that make the same types of investments as those we target; provided, however, that during the terms of the Investment Advisory Agreement and Sub-Advisory Agreement, except as otherwise agreed, neither the Adviser nor the Sub-Adviser may serve as an investment adviser to a public, non-traded BDC (except this restriction will not apply to the Adviser and Sub-Adviser working together on another fund sponsored by the Adviser or the Sub-Adviser). As a result, the time and resources that our Advisers devote to us may be diverted, and during times of intense activity in other programs, they may devote less time and resources to our business than is necessary or appropriate. In addition, we may compete with any such investment entity for the same investors and investment opportunities. While we intend to co-invest with such investment entities to the extent permitted by the 1940 Act and the rules and regulations thereunder, the 1940 Act imposes significant limits on co-investing. As a result, we and Main Street have applied for exemptive relief from the SEC under the 1940 Act, which, if granted, would allow us additional latitude to co-invest with Main Street and/or certain of its affiliates. However, there is no assurance that we will obtain such relief. In the event the SEC does not grant us relief, we will be limited in our ability to invest in certain portfolio companies in which Main Street and/or its affiliates are investing or are invested. Even if we are able to obtain exemptive relief, we will be unable to participate in certain transactions originated by the Sub-Adviser and/or its affiliates prior to receipt of such relief.

If we do not obtain exemptive relief from the SEC to allow us to co-invest alongside our Sub-Adviser and/or certain of its affiliates, we may be required to adjust our investment strategy.

Our investment strategy contemplates that we will focus on investing capital in originated transactions that are sourced by our Sub-Adviser. Originated transactions may include transactions that are privately negotiated and sourced on a proprietary basis. Because our Sub-Adviser manages other investment funds whose mandates include participating in such transactions, such investments will need to be made on a co-investment basis. The 1940 Act imposes significant limits on co-investment with our Sub-Adviser or its affiliates. We generally will not be permitted to co-invest alongside affiliates of our Sub-Adviser or its affiliates in privately negotiated transactions unless we obtain an exemptive order from the SEC or the transaction is otherwise permitted under existing regulatory guidance, such as syndicated transactions where price is the only negotiated term , and will not participate in transactions where other terms are negotiable. We and our Sub-Adviser have sought such an exemptive order, although there is no assurance that we will obtain the requested relief. In the event the SEC does not grant us relief, we will only participate in co-investments that are allowed under existing regulatory guidance, which would reduce the amount of transactions in which we can participate and make it more difficult for us to implement our investment objective. Even if we are able to obtain exemptive relief, we are unable to participate in certain transactions originated by our Sub-Adviser or its affiliates, including during the period prior to receiving such relief.

Our Sub-Adviser may face conflicts of interest in allocating investment opportunities between us and itself and its affiliates.

The investment professionals employed by Main Street Partners are also the investment professionals responsible for investing and managing its own securities portfolio. These professionals are responsible for allocating investment opportunities between us and itself and its affiliates. Even if exemptive relief is obtained allowing the Sub-Adviser and us to co-invest in investment opportunities, the Sub-Adviser does not currently have an obligation to co-invest with us or to allocate particular investment opportunities to us. If the Sub-Adviser allocates lesser quality investment opportunities to us than it retains for itself, our operating results could be adversely affected.

The potential for our Advisers to earn incentive fees under the Investment Advisory Agreement and the Sub-Advisory Agreement may create an incentive for the Advisers to enter into investments that are riskier or more speculative than would otherwise be the case, and our Advisers may have an incentive to increase portfolio leverage in order to earn higher management fees.

The incentive fee payable by us to our Advisers may create an incentive for them to make investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive fee payable to our Advisers is determined may encourage them to use leverage to increase the return on our investments. In addition, the fact that our management fee is payable based upon our gross assets, which would include any borrowings for investment purposes, may encourage our Advisers to use leverage to make additional investments. Under certain circumstances, the use of leverage may increase the likelihood of default, which would disfavor holders of our common stock. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during cyclical economic downturns.

There are significant potential conflicts of interest that could impact our investment returns.

We pay management and incentive fees to our Advisers, and reimburse our Advisers for certain expenses they incur. In addition, investors in our common stock will invest on a gross basis and receive distributions on a net basis after expenses, resulting in, among other things, a lower rate of return than one might achieve through direct investments.

The part of the incentive fee payable by us that relates to our pre-incentive fee net investment income is computed and paid on income that may include interest that is accrued but not yet received in cash. If a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest previously used in the calculation of the incentive fee will become uncollectible.

Our Adviser may seek to change the terms of our Investment Advisory Agreement, which could affect the terms of our Adviser’s compensation.

Our Investment Advisory Agreement will automatically renew for successive annual periods if approved by our board of directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons. Moreover, conflicts of interest may arise if our Adviser seeks to change the terms of our Investment Advisory Agreement, including, for example, the terms for compensation. Any material change to the Investment Advisory Agreement must be submitted to stockholders for approval under the 1940 Act.

The Sub-Advisory Agreement and the Investment Advisory Agreement contain co-termination provisions. Such provisions, if triggered, may leave us without an investment adviser or sub-adviser which could negatively impact our investment strategy and our ability to achieve our investment objective.

Under the terms of the Sub-Advisory and Investment Advisory Agreements, if either of the Investment Advisory Agreement or Sub-Advisory Agreement is terminated or not renewed, then the other agreement will also terminate on the effective date of such termination or non-renewal. In addition, under the terms of the Investment Advisory Agreement and the Sub-Advisory Agreement, in the event either the Investment Advisory Agreement or the Sub-Advisory Agreement terminates because we terminate or fail to renew either agreement, neither the Adviser, the Sub-Adviser nor any of their affiliates may, except in certain limited circumstances, be re-engaged as Adviser or Sub-Adviser for a period of three years following the date of such termination without the consent of the party not seeking to be re-engaged. Because our success depends to a significant extent on the deal flow and key professionals of our Advisers, the termination of the Sub-Advisory Agreement or Investment Advisory Agreement could have a materially adverse effect on our ability to achieve our investment objective.

In selecting and structuring investments appropriate for us, our Advisers will consider the investment and tax objectives of the Company and our stockholders as a whole, not the investment, tax or other objectives of any stockholder individually.

Our stockholders may have conflicting investment, tax and other objectives with respect to their investments in us. The conflicting interests of individual stockholders may relate to or arise from, among other things, the nature of our investments, the structure or the acquisition of our investments, and the timing of disposition of our investments. As a consequence, conflicts of interest may arise in connection with decisions made by our Advisers, including with respect to the nature or structuring of our investments, that may be more beneficial for one stockholder than for another stockholder, especially with respect to stockholders’ individual tax situations.

Risks Related to Business Development Companies

Our failure to invest a sufficient portion of our assets in qualifying assets could result in our failure to maintain our status as a business development company.

As a BDC, we may not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. See “Item 1. Business — Regulation.” Therefore, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets. Similarly, these rules could prevent us from making additional investments in existing portfolio companies, which could result in the dilution of our position, or could require us to dispose of investments at an inopportune time to comply with the 1940 Act. If we were forced to sell non-qualifying investments in the portfolio for compliance purposes, the proceeds from such sale could be significantly less than the current value of such investments.

Failure to maintain our status as a BDC would reduce our operating flexibility.

If we do not remain a BDC, we might be regulated as a closed-end investment company under the 1940 Act, which would subject us to substantially more regulatory restrictions under the 1940 Act and correspondingly decrease our operating flexibility.

Regulations governing our operation as a BDC and RIC will affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth.

As a result of the annual distribution requirement to qualify as a RIC, we may need to periodically access the capital markets to raise cash to fund new investments. We may issue “senior securities,” including borrowing money from banks or other financial institutions only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such incurrence or issuance. Our ability to issue different types of securities is also limited. Compliance with these requirements may unfavorably limit our investment opportunities and reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend. As a BDC, therefore, we intend to continuously issue equity at a rate more frequent than our privately owned competitors, which may lead to greater stockholder dilution.

We expect to utilize leverage to generate capital to make additional investments. If the value of our assets declines, we may be unable to satisfy the asset coverage test under the 1940 Act, which could prohibit us from paying distributions and could prevent us from qualifying as a RIC. If we cannot satisfy the asset coverage test, we may be required to sell a portion of our investments and, depending on the nature of our debt financing, repay a portion of our indebtedness at a time when such sales and repayments may be disadvantageous.

Under the 1940 Act, we generally are prohibited from issuing or selling our common stock at a price below net asset value per share, which may be a disadvantage as compared with other public companies. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the current net asset value of the common stock if our board of directors and independent directors determine that such sale is in our best interests and the best interests of our stockholders, and our stockholders as well as those stockholders that are not affiliated with us approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our board of directors, closely approximates the fair value of such securities.

Our ability to enter into and exit transactions with our affiliates will be restricted.

We are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of a majority of the independent members of our board of directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities is considered our affiliate for purposes of the 1940 Act and we are generally prohibited from buying or selling any securities from or to such affiliate, absent the prior approval of our board of directors. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our board of directors and, in some cases, the SEC. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates. Further, we may be prohibited from buying or selling any security from or to any portfolio company of a private equity fund managed by our Advisers without the prior approval of the SEC. We have applied for an exemptive order to co-invest with Main Street and/or certain of its affiliates, however, there can be no assurance that we will obtain such relief.

We are uncertain of our sources for funding our future capital needs; if we cannot obtain debt or equity financing on acceptable terms, our ability to acquire investments and to expand our operations will be adversely affected.

The net proceeds from the sale of shares of common stock will be used for our investment opportunities, operating expenses, working capital requirements, including distributions payable, and for payment of various fees and expenses such as management fees, incentive fees and other fees. Any working capital reserves we maintain may not be sufficient for investment purposes, and we may require debt or equity financing to operate. Accordingly, in the event that we develop a need for additional capital in the future for investments or for any other reason, these sources of funding may not be available to us. Consequently, if we cannot obtain debt or equity financing on acceptable terms, our ability to acquire investments and to expand our operations will be adversely affected. As a result, we would be less able to achieve portfolio diversification and our investment objective, which may negatively impact our results of operations and reduce our ability to pay distributions to our stockholders.

Risks Related to Our Investments

Our investments in prospective portfolio companies, which investments tend to be senior secured term loans, senior lien loans and mezzanine debt and selected equity investments, may be risky, and we could lose all or part of our investment.

We pursue a strategy focused on investing primarily in senior secured term loans, second lien loans and mezzanine debt and selected equity investments issued by middle market companies.

Senior Secured Loans and Second Lien Loans. When we make senior secured term loans and second lien loans, we will generally take a security interest in the available assets of these portfolio companies, including the equity interests of their subsidiaries. We expect this security interest to help mitigate the risk that we will not be repaid. However, there is a risk that the collateral securing our loans may decrease in value over time or lose its entire value, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital. Also, in some circumstances, our lien could be subordinated to claims of other creditors. In addition, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the loan. Finally, applicable bankruptcy laws may adversely impact the timing and methods used by us to liquidate collateral securing our loans, which could adversely affect the collectability of such loans. Consequently, the fact that a loan is secured does not guarantee that we will receive principal and interest payments according to the loan’s terms, or at all, or that we will be able to collect on the loan should we be forced to enforce our remedies.

Mezzanine Debt. Our mezzanine debt investments will generally be subordinated to senior loans and will generally be unsecured. This may result in a heightened level of risk and volatility or a loss of principal which could lead to the loss of the entire investment.

Most loans in which we invest will not be rated, or would be if they were rated by a rating agency, as “below investment grade” quality or “junk”. Indebtedness of below investment grade quality is regarded as having predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. These investments may involve additional risks that could adversely affect our investment returns. We expect to hold debt and preferred equity instruments in our investment portfolio that contain PIK interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. If the debt principal is not repaid in full, then PIK interest will likewise be partially or wholly uncollectible. If our Adviser has collected a fee on an investment that provides for PIK interest, and such investment fails, our Adviser would not be required to re-pay the fee that it received with respect to that investment. To the extent interest payments associated with such debt are deferred, such debt may be subject to greater fluctuations in valuations, and such debt could subject us and our stockholders to non-cash income. Since we will not receive any principal repayments prior to the maturity of some of our mezzanine debt investments, such investments will be of greater risk than amortizing loans.

Equity Investments. We expect to make selected equity investments. In addition, when we invest in first and second lien senior loans or mezzanine debt, we may acquire warrants to purchase equity securities. Our goal is ultimately to dispose of these equity interests and realize gains upon our disposition of such interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

In addition, investing in private companies involves a number of significant risks, including that they:

•	may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any guarantees we may have obtained in connection with our investment;

•	have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and changing market conditions, as well as general economic downturns;

•	are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us;

•	generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. In addition, our officers and directors and employees of our Advisers may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies; and

•	may have difficulty accessing the capital markets to meet future capital needs, which may limit their ability to grow or to repay their outstanding indebtedness upon maturity.

Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.

We pursue a strategy focused on investing primarily in first lien, second lien, mezzanine debt, preferred equity and common equity issued by middle market companies. Our portfolio companies may have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt in which we invest. By their terms, such debt instruments may entitle the holders to receive payment of interest or principal on or before the dates on which we are entitled to receive payments with respect to the debt instruments in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution. After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt instruments in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

There may be circumstances where our debt investments could be subordinated to claims of other creditors or we could be subject to lender liability claims.

Even though we intend to generally structure certain of our investments as senior loans, if one of our portfolio companies were to go bankrupt, depending on the facts and circumstances, including the extent to which we actually provided managerial assistance to that portfolio company, a bankruptcy court might re-characterize our debt investment and subordinate all or a portion of our claim to that of other creditors. We may also be subject to lender liability claims for actions taken by us with respect to a borrower’s business or instances where we exercise control over the borrower.

Second priority liens on collateral securing our loans may be subject to control by senior creditors with first priority liens. If there is a default, the value of the collateral may not be sufficient to repay in full both the first priority creditors and us.

Certain loans of ours may be secured on a second priority basis by the same collateral securing senior secured debt of such companies. The first priority liens on the collateral will secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the company under the agreements governing the loans. The holders of obligations secured by the first priority liens on the collateral will generally control the liquidation of and be entitled to receive proceeds from any realization of the collateral to repay their obligations in full before we receive anything. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from the sale or sales of all of the collateral would be sufficient to satisfy the loan obligations secured by the second priority liens after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds are not sufficient to repay amounts outstanding under the loan obligations secured by the second priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the company’s remaining assets, if any.

The rights we may have with respect to the collateral securing the loans we make to our portfolio companies with senior debt outstanding may also be limited pursuant to the terms of one or more intercreditor agreements that we enter into with the holders of senior debt. Under such an intercreditor agreement, at any time that obligations that have the benefit of the first priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first priority liens: the ability to cause the commencement of enforcement proceedings against the collateral; the ability to control the conduct of such proceedings; the approval of amendments to collateral documents; releases of liens on the collateral; and waivers of past defaults under collateral documents. We may not have the ability to control or direct such actions, even if our rights are adversely affected.

We generally will not control our portfolio companies.

We do not expect to control our portfolio companies, even though we may have board representation or board observation rights, and our debt agreements may contain certain restrictive covenants. As a result, we are subject to the risk that a portfolio company in which we invest may make business decisions with which we disagree and the management of such company, as representatives of the holders of their common equity, may take risks or otherwise act in ways that do not serve our interests as debt investors. Due to the lack of liquidity for our investments in non-traded companies, we may not be able to dispose of our interests in our portfolio companies as readily as we would like or at an appropriate valuation. As a result, a portfolio company may make decisions that could decrease the value of our portfolio holdings.

We will be subject to financial market risks, including changes in interest rates, which may have a substantial negative impact on our investments.

We are subject to financial market risks, including changes in interest rates. While the majority of our investments are floating-rate debt instruments, to the extent that we invest in fixed-rate securities or loans, general interest rate fluctuations may have a substantial negative impact on our investments and investment opportunities and, accordingly have a material adverse effect on our investment objective and our rate of return on invested capital. In addition, an increase in interest rates would make it more expensive to use debt for our financing needs, if any.

Economic recessions or downturns such as the one we have recently experienced could impair our portfolio companies and harm our operating results.

Many of the portfolio companies in which we do, or may in the future, invest may be susceptible to economic slowdowns or recessions and may be unable to repay our debt investments during these periods. Therefore, our non-performing assets are likely to increase, and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions may also decrease the value of any collateral securing our senior secured or second lien secured loans. A prolonged recession may further decrease the value of such collateral and result in losses of value in our portfolio and a decrease in our revenues, net income, assets and net worth. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us on terms we deem acceptable. These events could prevent us from increasing investments and harm our operating results. In addition, future financial market uncertainty could lead to further financial market disruptions and could further adversely impact our ability to obtain financing and the value of our investments.

Defaults by our portfolio companies will harm our operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize a portfolio company’s ability to meet its obligations under the debt or equity securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company.

We may not realize gains from our equity investments, which may adversely affect our investment returns and stockholders’ ability to recover their entire investment in us.

Certain investments that we may make could include warrants or other equity securities. In addition, we may make direct equity investments, including controlling investments, in companies. Our goal is ultimately to realize gains upon our disposition of such equity interests. We believe that we may be unable to significantly increase our net asset value per share unless we realize gains on our disposition of equity interests, thus creating risk that we will not ultimately recover our organization and offering costs, including our dealer manager fee and commissions on the sale of our shares of common stock. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience or to produce returns and distributions upon liquidation or sale of all our assets that provide investors with a return of all of their original purchase price for our shares of common stock. We also may be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business, recapitalization or public offering, which would allow us to sell the underlying equity interests. We intend to seek puts or similar rights to give us the right to sell our equity securities back to the portfolio company issuer. We may be unable to exercise these put rights for the consideration provided in our investment documents if the issuer is in financial distress.

An investment strategy focused primarily on privately held companies presents certain challenges, including the lack of available information about these companies.

Our investments are primarily in debt and equity securities of middle market companies, including privately held companies. Investments in private companies pose certain incremental risks as compared to investments in public companies. First, private companies have reduced access to the capital markets, resulting in diminished capital resources and ability to withstand financial distress. Second, the investments themselves tend to be less liquid. As such, we may have difficulty exiting an investment promptly or at a desired price prior to maturity or outside of a normal amortization schedule. Finally, little public information generally exists about private companies. We must therefore rely on the ability of our Advisers to obtain adequate information through due diligence to evaluate the creditworthiness and potential returns from investing in these companies. These companies and their financial information will generally not be subject to the Sarbanes-Oxley Act and other rules that govern public companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments. As a result, the relative lack of liquidity and the potential diminished capital resources of our target portfolio companies may affect our investment returns.

The lack of liquidity in our investments may adversely affect our business.

We invest in companies whose securities are typically not publicly traded, and whose securities will be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly traded securities. The illiquidity of these investments may make it difficult for us to sell these investments when desired. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. As a result, we do not expect to achieve liquidity in our investments in the near-term. We expect that our investments will generally be subject to contractual or legal restrictions on resale or are otherwise illiquid because there is usually no established trading market for such investments. The illiquidity of most of our investments may make it difficult for us to dispose of them at a favorable price, and, as a result, we may suffer losses.

We may not have the funds or ability to make additional investments in our portfolio companies.

We may not have the funds or ability to make additional investments in our portfolio companies. After our initial investment in a portfolio company, we may be called upon from time to time to provide additional funds to such company or have the opportunity to increase our investment through the exercise of a warrant to purchase common stock. There is no assurance that we will make, or will have sufficient funds to make, follow-on investments. Any decisions not to make a follow-on investment or any inability on our part to make such an investment may have a negative impact on a portfolio company in need of such an investment, may result in a missed opportunity for us to increase our participation in a successful operation or may reduce the expected return on the investment.

We may concentrate our investments in companies in a particular industry or industries.

In the event we concentrate our investments in companies in a particular industry or industries, any adverse conditions that disproportionately impact that industry or industries may have a magnified adverse effect on our operating results.

Risks Relating to Debt Financing

We may have limited ability to fund new investments if we are unable to expand, extend or refinance our Credit Facility.

On May 24, 2012, HMS Income LLC entered into the Credit Facility, and the Company thereafter became the borrower under the Credit Facility as a result of the Merger Transaction. As of December 31, 2012, we had $7.0 million in borrowings outstanding under the Credit Facility. The Credit Facility has an accordion provision allowing increases in borrowing of up to $60 million, for a total facility of up to $75 million, subject to certain conditions. The maturity date of the Credit Facility is May 24, 2015, and the Company has two, one-year extension options.

There can be no guarantee that we will be able to expand, extend or replace the Credit Facility on terms that are favorable to us, if at all. Our ability to expand the Credit Facility, and to obtain replacement financing at the time of maturity, will be constrained by then-current economic conditions affecting the credit markets. Additionally, in March of 2012, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, and the Office of the Comptroller of the Currency (the “Agencies”) jointly proposed new guidelines for leveraged lending transactions conducted by regulated financial institutions (the “Proposed Leveraged Lending Guidelines”). If the Proposed Leveraged Lending Guidelines are adopted as proposed, heightened regulatory requirements may be imposed on banks and other financial institutions when they make loans or provide other financing to a BDC, which may make financing more expensive and less available to BDCs. In the event that we are not able to maintain the Credit Facility, or to expand, extend or refinance the Credit Facility, this could have a material adverse effect on our liquidity and ability to fund new investments, our ability to make distributions to our stockholders and our ability to qualify as a RIC under the Code.

In addition to regulatory limitations on our ability to raise capital, our Credit Facility contains various covenants, which, if not complied with, could accelerate our repayment obligations under the Credit Facility, thereby materially and adversely affecting our liquidity, financial condition, results of operations and ability to pay distributions.

We will have a continuing need for capital to finance our operations. The Credit Facility contains affirmative and negative covenants usual and customary for leveraged financings, including, but not limited to: (i) maintaining an interest coverage ratio of at least 2.0 to 1.0 (ii) maintaining an asset coverage ratio of at least 2.0 to 1.0 and (iii) maintaining a minimum adjusted tangible net worth of at least 80% of the Company’s adjusted tangible net worth on the closing date of the Credit Facility. Further, the credit agreement contains usual and customary default provisions including, without limitation: (i) a default in the payment of interest and principal; (ii) insolvency or bankruptcy of the Company; (iii) a material adverse change in the Company’s business; or (iv) breach of any covenant, representation or warranty in the loan agreement or other credit documents and failure to cure such breach within defined periods. The Credit Facility permits us to fund additional loans and investments as long as we are within the conditions set out in the credit agreement. Our continued compliance with these covenants depends on many factors, some of which are beyond our control, and there are no assurances that we will continue to comply with these covenants. Our failure to satisfy these covenants could result in foreclosure by our lender, which would accelerate our repayment obligations under the Credit Facility and thereby have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders.

Because we borrow money, the potential for gain or loss on amounts invested in us is magnified and may increase the risk of investing in us.

Borrowings, also known as leverage, magnify the potential for gain or loss on invested equity capital. As we use leverage to partially finance our investments, you will experience increased risks associated with investing in our securities. We may borrow from banks and other lenders, including under our Credit Facility, and may issue debt securities or enter into other types of borrowing arrangements in the future. Our Credit Facility contains financial and operating covenants that could restrict our business activities. Breach of any of those covenants could cause a default under those instruments. Such a default, if not cured or waived, could have a material adverse effect on us. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the leverage, while any decrease in our income would cause our net investment income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make distributions to our stockholders. Leverage is generally considered a speculative investment technique.

At December 31, 2012, we had $7.0 million of debt financing outstanding under our Credit Facility.

Illustration. The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below. The calculation assumes (i) $75 million in debt outstanding (i.e., assumes that we have exercised the accordion feature under the Credit Facility and borrowed the full $75 million available to us under our Credit Facility), (ii) leverage of 32% consistent with actual leverage as of December 31, 2012, (iii) a weighted average cost of funds of 3%,  (iv) $234.4 million in total assets, and (v) $159.4 million in total net assets. In order to compute the “Corresponding return to stockholders,” the “Assumed Return on Our Portfolio (net of expenses)” is multiplied by the assumed total assets to obtain an assumed return to us. From this amount, the interest expense is calculated by multiplying the assumed weighted average cost of funds times the assumed debt outstanding, and the product is subtracted from the assumed return to us in order to determine the return available to stockholders. The return available to stockholders is then divided by our total net assets to determine the “Corresponding return to stockholders.” Actual interest payments may be different.

Assumed Return on Our Portfolio (net of expenses)	-10%	-5%	0%	5%	10%
Corresponding return to stockholders	(16.12)%	(8.76)%	(1.41)%	5.94%	13.29%

Changes in interest rates may affect our cost of capital and net investment income.

Since we use debt to finance investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates when we have debt outstanding, our cost of funds will increase, which could reduce our net investment income. We expect that our long-term fixed-rate investments will be financed primarily with equity and long-term debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. Also, we have limited experience in entering into hedging transactions, and we will initially have to purchase or develop such expertise.

You should also be aware that a rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates would make it easier for us to meet or exceed the incentive fee hurdle rate and may result in a substantial increase of the amount of incentive fees payable to our Adviser with respect to pre-incentive fee net investment income.

Risks Relating to the Offering and Our Common Stock

Investors will not know the purchase price per share at the time they submit their subscription agreements and could pay a premium for their shares of common stock if our board of directors does not decrease the offering price in the event of a decline to our net asset value per share.

The purchase price at which you purchase shares of common stock will be determined at each semi-monthly closing date to ensure that shares of common stock are not sold at a price per share, after deduction of selling commissions and dealer manager fees, that is below our net asset value. In the event of a decrease to our net asset value per share, you could pay a premium for your shares of common stock if our board of directors does not decrease the offering price. A decline in our net asset value per share to an amount more than 5% below our current offering price, net of selling commissions and dealer manager fees, creates a rebuttable presumption that there has been a material change in the value of our assets such that a reduction in the offering price per share is warranted. This presumption may only be rebutted if our board of directors, in consultation with our management, reasonably and in good faith determines that the decline in net asset value per share is the result of a temporary movement in the credit markets or the value of our assets, rather than a more fundamental shift in the valuation of our portfolio. In the event that (i) net asset value per share decreases to more than 5% below our current net offering price and (ii) our board of directors believes that such decrease in net asset value per share is the result of a non-temporary movement in the credit markets or the value of our assets, our board of directors will undertake to establish a new net offering price that is not more than 5% above our net asset value per share. If our board of directors determines that the decline in our net asset value per share is the result of a temporary movement in the credit markets, investors will purchase shares of common stock at an offering price per share, net of selling commissions and dealer manager fees, which represents a premium to the net asset value per share of greater than 5%. See “Item 1. Business – Determination of Net Asset Value.”

As a result, your purchase price may be higher than the prior closing price per share, and therefore you may receive a smaller number of shares than if you had subscribed at the prior closing date.

If we are unable to raise substantial funds in our ongoing, continuous “best efforts offering”, we will be limited in the number and type of investments we may make, and the value of your investment in us may be reduced in the event our assets under-perform.

Our continuous Offering is being made on a best efforts basis, whereby the Dealer Manager and broker-dealers participating in the offering are only required to use their best efforts to sell our shares of common stock and have no firm commitment or obligation to purchase any of the shares of common stock. In addition, selling brokers have more than one BDC offering to emphasize to prospective purchasers, a choice that may make success in conducting the offering more difficult. To the extent that less than the maximum number of shares of common stock is subscribed for, the opportunity for diversification of our investments may be decreased and the returns achieved on those investments may be reduced as a result of allocating all of our expenses among a smaller capital base.

Our shares of common stock are not listed on an exchange or quoted through a quotation system and will not be listed for the foreseeable future, if ever. Therefore, you will have limited liquidity and may not receive a full return of your invested capital if you sell your shares of common stock.

Our shares of common stock are illiquid assets for which there is not a secondary market nor is it expected that any will develop in the future. We intend to explore a potential liquidity event for our stockholders between four and six years following the completion of our offering period, which may include follow-on offerings after completion of this initial offering. However, there can be no assurance that we will complete a liquidity event within such time or at all. We expect that our board of directors, in the exercise of its duties to us, will determine to pursue a liquidity event when it believes that then-current market conditions are favorable for a liquidity event, and that such an event is in our best interests. A liquidity event could include (1) the sale of all or substantially all of our assets either on a complete portfolio basis or individually followed by a liquidation, (2) a listing of our shares of common stock on a national securities exchange or (3) a merger or another transaction approved by our board in which our stockholders will receive cash or shares of a publicly traded company.

In making the decision to apply for listing of our shares of common stock, our directors will try to determine whether listing our shares of common stock or liquidating our assets will result in greater value for our stockholders. In making a determination of what type of liquidity event is in our best interests, our board of directors, including our independent directors, may consider a variety of criteria, including, but not limited to, market conditions, portfolio diversification, portfolio performance, our financial condition, potential access to capital as a listed company, market conditions for the sale of our assets or listing of our common stock, internal management requirements to become a perpetual life company and the potential for stockholder liquidity. If our shares of common stock are listed, we cannot assure you a public trading market will develop. Since a portion of the offering price from the sale of shares of common stock in the Offering will be used to pay expenses and fees, the full offering price paid by stockholders will not be invested in portfolio companies. As a result, even if we do complete a liquidity event, you may not receive a return of all of your invested capital.

You should also be aware that shares of publicly traded closed-end investment companies frequently trade at a discount to their net asset value. If our shares of common stock are eventually listed on a national exchange, we would not be able to predict whether our common stock would trade above, at or below net asset value. This risk is separate and distinct from the risk that our net asset value per share may decline.

Because the Dealer Manager is an affiliate of our Adviser you will not have the benefit of an independent review of us customarily performed in underwritten offerings.

The Dealer Manager is an affiliate of Hines and did not make an independent review of us or the offering. Accordingly, you will have to rely on your own broker-dealer to make an independent review of the terms of the Offering. If your broker-dealer does not conduct such a review, you will not have the benefit of an independent review of the terms of the Offering. Further, the due diligence investigation of us by the dealer manager cannot be considered to be an independent review and, therefore, may not be as meaningful as a review conducted by an unaffiliated broker-dealer or investment banker. You will not have the benefit of an independent review and investigation of the Offering of the type normally performed by an unaffiliated, independent underwriter in an underwritten public securities offering. In addition, we do not, and do not expect to, have research analysts reviewing our performance or our securities on an ongoing basis. Therefore, you will not have an independent review of our performance and the value of our common stock relative to publicly traded companies.

The Dealer Manager in the Offering has limited experience selling shares on behalf of a BDC and may be unable to sell a sufficient number of shares of common stock for us to achieve our investment objective.

The success of the Offering, and correspondingly our ability to implement our business strategy, is dependent upon the ability of our dealer manager to establish and maintain a network of licensed securities brokers-dealers and other agents. Our Dealer Manager in the Offering has no experience selling shares on behalf of a BDC. There is therefore no assurance that it will be able to sell a sufficient number of shares to allow us to have adequate funds to purchase a diversified portfolio of investments. If the dealer manager fails to perform, we may not be able to raise adequate proceeds through the Offering to implement our investment strategy. As a result, we may be unable to achieve our investment objective, and you could lose some or all of the value of your investment.

If our share repurchase program is implemented, we will repurchase your shares on a quarterly basis, subject to certain restrictions and limitations. As a result, you will have limited opportunities to sell your shares and, to the extent you are able to sell your shares under the program, you may not be able to recover the amount of your investment in our shares.

If our share repurchase program is implemented, beginning September 17, 2013, which is 12 months after the date of our initial closing, we will commence share repurchases, on approximately 10% of our weighted average number of outstanding shares in any 12-month period, to allow you to sell back your shares to us on a quarterly basis at a price equal to the net asset value per share, as determined within 48 hours prior to the repurchase date. The share repurchase program will include numerous restrictions that will limit your ability to sell your shares. Unless our board of directors determines otherwise, we will limit the number of shares to be repurchased during any calendar year to the number of shares we can repurchase with the proceeds we receive from the issuance of shares of our common stock under our distribution reinvestment plan. At the discretion of our board of directors, we may also use cash on hand, cash available from borrowings and cash from the sale of our investments as of the end of the applicable period to repurchase shares. We will limit repurchases in each quarter to 2.5% of the weighted average number of shares of our common stock outstanding in the prior four calendar quarters. To the extent that the number of shares put to us for repurchase exceeds the number of shares that we are able to purchase, we will repurchase shares on a pro rata basis, not on a first-come, first-served basis. Further, we will have no obligation to repurchase shares if the repurchase would violate the restrictions on distributions under federal law or Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency. These limits may prevent us from accommodating all repurchase requests made in any year. In addition, our board of directors may suspend or terminate the share repurchase program. We will notify you of such developments: (i) in our quarterly reports or (ii) by means of a separate mailing to you. In addition, even if we implement a share repurchase program, we will have discretion to suspend or terminate the program, and to cease repurchases. Further, the program may have many limitations and should not be relied upon as a method to sell shares promptly and at a desired price.

The timing of our repurchase offers pursuant to our share repurchase program may be at a time that is disadvantageous to our stockholders.

When we make quarterly repurchase offers pursuant to the share repurchase program, we may offer to repurchase shares of common stock at a price that is lower than the price that investors paid for shares of common stock in our offering. As a result, to the extent investors paid an offering price that includes the related sales load and to the extent investors have the ability to sell their shares of common stock pursuant to our share repurchase program, then the price at which an investor may sell shares of common stock, which will be at the net asset value per share, as determined within 48 hours prior to the repurchase date, may be lower than what an investor paid in connection with the purchase of shares of common stock in our offering.

In addition, in the event an investor chooses to participate in our share repurchase program, the investor will be required to provide us with notice of intent to participate prior to knowing what the net asset value per share will be on the repurchase date. Although an investor will have the ability to withdraw a repurchase request prior to the repurchase date, to the extent an investor seeks to sell shares to us as part of our periodic share repurchase program, the investor will be required to do so without knowledge of what the repurchase price of our shares will be on the repurchase date.

We may be unable to invest a significant portion of the net proceeds of the Offering on acceptable terms in an acceptable timeframe.

Delays in investing the net proceeds of the Offering may impair our performance. We cannot assure you that we will be able to identify any investments that meet our investment objective or that any investment that we make will produce a positive return. We may be unable to invest the net proceeds of the Offering on acceptable terms within the time period that we anticipate or at all, which could harm our financial condition and operating results.

Before making investments, we will invest the net proceeds of our public Offering primarily in cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt instruments maturing in one year or less from the time of investment, which may produce returns that are significantly lower than the returns which we expect to achieve when our portfolio is fully invested in securities meeting our investment objective. As a result, any distributions that we pay while our portfolio is not fully invested in securities meeting our investment objective may be lower than the distributions that we may be able to pay when our portfolio is fully invested in securities meeting our investment objective.

Under the terms of our charter, our board of directors is authorized to issue shares of preferred stock with rights and privileges superior to common stockholders without common stockholder approval.

Under the terms of our charter, our board of directors is authorized to issue shares of preferred stock in one or more classes or series without stockholder approval. The board has discretion to set the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms or conditions of redemption for each class or series of preferred stock. Every issuance of preferred stock will be required to comply with the requirements of the 1940 Act. The 1940 Act requires, among other things, that (1) immediately after issuance and before any distribution is made with respect to our common stock and before any purchase of common stock is made, such preferred stock together with all other senior securities must not exceed an amount equal to 50% of our total assets after deducting the amount of such distribution or purchase price, as the case may be, and (2) the holders of shares of preferred stock, if any are issued, must be entitled as a class to elect two directors at all times and to elect a majority of the directors if distributions on such preferred stock are in arrears by two years or more. Certain matters under the 1940 Act require the separate vote of the holders of any issued and outstanding preferred stock.

Your interest in us will be diluted if we issue additional shares, which could reduce the overall value of your investment.

Our investors do not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue 450,000,000 shares of common stock. Pursuant to our charter, a majority of our entire board of directors may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of stock or the number of authorized shares of stock of any class or series without stockholder approval. After your purchase in the Offering, our board may elect to sell additional shares in this or future public offerings, issue equity interests in private offerings or issue share-based awards to our independent directors or employees of our Advisers. To the extent we issue additional equity interests after your purchase in the Offering, your percentage ownership interest in us will be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our investments, you may also experience dilution in the book value and fair value of your shares of common stock.

Certain provisions of our charter and bylaws as well as provisions of the Maryland General Corporation Law could deter takeover attempts and have an adverse impact on the value of our common stock.

Our charter and bylaws, as well as certain statutory and regulatory requirements, contain certain provisions that may have the effect of discouraging a third party from attempting to acquire us. Under the Maryland General Corporation Law, “control shares” acquired in a “control share acquisition” have no voting rights except to the extent approved by a vote of two-thirds of the votes entitled to be cast on the matter, excluding shares owned by the acquiror, by officers or by employees who are directors of the corporation. Our bylaws contain a provision exempting from the Control Share Acquisition Act under the Maryland General Corporation Law any and all acquisitions by any person of our shares of stock. There can be no assurance that such provision will not be amended or eliminated at some time in the future. The Control Share Acquisition Act (if we amend our bylaws to be subject to that Act) may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer. However, we will amend our bylaws to be subject to the Control Share Acquisition Act only if our board of directors determines that it would be in our best interests and if the SEC staff does not object to our determination that our being subject to the Control Share Acquisition Act does not conflict with the 1940 Act. The SEC staff has issued informal guidance setting forth its position that certain provisions of the Control Share Acquisition Act, if implemented, would violate Section 18(i) of the 1940 Act. Under the Maryland General Corporation Law, specified “business combinations,” including mergers, consolidations, share exchanges, or, in circumstances specified in the statute, asset transfers or issuances or reclassifications of equity securities, between a Maryland corporation and any person who owns 10% or more of the voting power of the corporation’s outstanding voting stock, and certain other parties (each an “interested stockholder”), or an affiliate of the interested stockholder, are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. Thereafter any of the specified business combinations must be approved by two super majority votes of the stockholders unless, among other conditions, the corporation’s common stockholders receive a minimum price for their shares.

Under the Maryland General Corporation Law, certain statutory provisions permit a corporation that is subject to the Exchange Act and that has at least three independent directors to be subject to certain corporate governance provisions notwithstanding any contrary provision in the corporation’s charter and bylaws. Among other provisions, a board of directors may classify itself without the vote of stockholders. Further, the board of directors, by electing into certain statutory provisions and notwithstanding any contrary provision in the charter or bylaws, may (i) provide that a special meeting of stockholders will be called only at the request of stockholders entitled to cast at least a majority of the votes entitled to be cast at the meeting, (ii) reserve for itself the right to fix the number of directors, and (iii) retain for itself the exclusive power to fill vacancies created by the death, removal or resignation of a director. A corporation may be prohibited by its charter or by resolution of its board of directors from electing to be subject to any of the provisions of the statute. We are not prohibited from implementing any or all of the statute.

Additionally, our board of directors may, without stockholder action, authorize the issuance of shares of stock in one or more classes or series, including preferred stock; and our board of directors may, without stockholder action, amend our charter from time to time to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that we have authority to issue. These provisions may inhibit a change of control in circumstances that could give the holders of our common stock the opportunity to realize a premium over the value of our common stock.

Because there is no public trading market for shares of our common stock and we are not obligated to effectuate a liquidity event by a specified date, it will be difficult for you to sell your shares of common stock.

We intend to explore a potential liquidity event for our stockholders between four to six years following the completion of our offering period. We expect that our board of directors, in the exercise of the requisite standard of care applicable to directors under Maryland law, will determine to pursue a liquidity event when it believes that then-current market conditions are favorable for a liquidity event, and that such a transaction is in our best interests. A liquidity event could include (1) the sale of all or substantially all of our assets either on a complete portfolio basis or individually followed by a liquidation, (2) a listing of our shares of common stock on a national securities exchange or (3) a merger or another transaction approved by our board in which our stockholders will receive cash or shares of a publicly traded company. However, there can be no assurance that we will complete a liquidity event within such time or at all. If we do not successfully complete a liquidity event, liquidity for your shares of common stock will be limited to our share repurchase program which we have no obligation to maintain.

Federal Income Tax Risks

We will be subject to corporate-level U.S. federal income tax if we are unable to satisfy the various RIC qualification requirements.

To obtain and maintain RIC tax treatment under the Code, we must meet the following annual distribution, income source and asset diversification requirements:

•	In order to obtain RIC tax treatment, we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gain over realized net long-term capital loss. We will be subject to corporate-level U.S. federal income tax on any of our undistributed income or gain. Additionally, we will be subject to a 4% nondeductible federal excise tax to the extent that we do not satisfy certain additional minimum distribution requirements on a calendar-year basis. Because we may use debt financing, we are subject to an asset coverage ratio requirement under the 1940 Act and may in the future become subject to certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirement. If we are unable to obtain cash from other sources, we could fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

•	The income source requirement will be satisfied if we obtain at least 90% of our gross income for each year from dividends, interest, gains from the sale of stock or securities or similar sources.

•	The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. To satisfy this requirement, at least 50% of the value of our assets must consist of cash, cash equivalents, U.S. government securities, securities of other RICs, and other acceptable securities; and no more than 25% of the value of our assets can be invested in the securities (other than U.S. government securities or securities of other RICs) of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly traded partnerships.” Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of our RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial economic losses.

If we fail to qualify for, or to maintain, RIC tax treatment for any reason, the resulting corporate income taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. We may also be subject to certain U.S. federal excise taxes, as well as state, local and foreign taxes. See “Item 1. Business — Taxation as a Regulated Investment Company.”

We may have difficulty paying our required distributions if we recognize taxable income before or without receiving a corresponding cash payment.

For federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK, interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of our income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash. Further, we may elect to amortize market discount and include the amount of the market discount in our taxable income over the remaining term of the market discount instrument, instead of upon disposition, as failing to make such an election could limit our ability to deduct interest expenses for tax purposes.

Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our stockholders in order to satisfy the annual distribution requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the annual distribution requirement necessary to obtain and maintain RIC tax treatment under the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax. For additional discussion regarding the tax implications of a RIC, see “Item 1. Business — Taxation as a Regulated Investment Company.”

You may have current tax liability on distributions you elect to reinvest in our common stock but would not receive cash from such distributions to pay such tax liability.

If you participate in our distribution reinvestment plan, you will be deemed to have received, and for U.S. federal income tax purposes will be taxed on, the amount reinvested in our common stock to the extent the amount reinvested was not a tax-free return of capital. As a result, unless you are a tax-exempt entity, you may have to use funds from other sources to pay your tax liability on the value of our common stock received from the distribution.

If we do not qualify as a “publicly offered regulated investment company,” as defined in the Code, you will be taxed as though you received a distribution of some of our expenses.

A “publicly offered regulated investment company” is a RIC whose shares are either (i) continuously offered pursuant to a public offering, (ii) regularly traded on an established securities market or (iii) held by at least 500 persons at all times during the taxable year. If we are not a publicly offered RIC for any period, a non−corporate stockholder’s allocable portion of our affected expenses, including our management fees, will be treated as an additional distribution to the stockholder and will be deductible by such stockholder only to the extent permitted under the limitations described below. For non−corporate stockholders, including individuals, trusts, and estates, significant limitations generally apply to the deductibility of certain expenses of a non−publicly offered RIC, including advisory fees. In particular, these expenses, referred to as miscellaneous itemized deductions, are deductible to an individual only to the extent they exceed 2% of such a stockholder’s adjusted gross income, and are not deductible for alternative minimum tax purposes. Because shares of our common stock currently are continuously offered pursuant to a public offering, we believe that we currently constitute a publicly offered regulated investment company. There can be no assurance, however, that shares of our common stock will continue to be continuously offered pursuant to a public offering or that we will otherwise constitute a publicly offered regulated investment company in the future.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.   Properties

We do not own any real estate or other physical properties. Currently, the Adviser leases office space in Houston, Texas for its corporate headquarters. We believe that the office facilities of the Adviser are suitable and adequate for our business as it is contemplated to be conducted.

Item 3.  Legal Proceedings

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There is currently no market for our common stock, and we do not expect one to develop. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder, or at all. None of our common stock has been authorized for issuance under any equity compensation plans.

We are offering shares of our common stock on a continuous basis at a price of $10.00 per share; however, to the extent that our net asset value per share increases, we will sell shares of our common stock at a price necessary to ensure that shares of our common stock are not sold at a price per share, after deduction of selling commissions and dealer manager fees, that is below net asset value per share. In connection with each semi-monthly closing on the sale of shares of our common stock pursuant to our prospectus, as amended or supplemented, which relates to our Offering, our board of directors or a committee thereof is required, within 48 hours of the time that each closing and sale is made, to make the determination that we are not selling shares of our common stock at a price per share which, after deducting selling commissions and dealer manager fees, is below our then current net asset value per share.

In the event of a material decline in our net asset value per share, which we consider to be a non-temporary 5% decrease below our then-current net offering price, and subject to certain conditions, we will reduce our Offering price accordingly. Therefore, persons who subscribe for shares in our Offering must submit subscriptions for a fixed dollar amount rather than a number of shares and, as a result, may receive fractional shares of our common stock. Promptly following any such adjustment to the Offering price per share, we will file a prospectus supplement with the SEC disclosing the adjusted Offering price, and we will post the updated information on our website at www.HinesSecurities.com.

Set forth below is a chart describing the classes of our securities outstanding as of March 26, 2013:

(1)	(2)	(3)	(4)
Title of Class	Amount Authorized	Amount Held by Us or for Our Account	Amount Outstanding Exclusive of Amount Under Column (3)
Common Shares	150,000,000	—	1,573,072

As of March 26, 2013, we had 126 record holders of our common stock.

Distributions and Taxable Income

Subject to our board of directors’ discretion and applicable legal restrictions, we intend to declare distributions to our stockholders on a quarterly basis payable to stockholders as of daily record dates and aggregate and pay such distributions monthly. With the authorization of our board of directors, we declared distributions for the period from June 4, 2012 through December 31, 2012. These distributions were calculated based on stockholders of record each day in an amount equal to $0.00191781 per share, per day (which represents an annualized distribution yield of 7% based on our current offering price of $10.00 per share, if it were maintained everyday for twelve-month period).

We have also declared distributions to our stockholders for the period of January 2013 through June 2013. These distributions are calculated based on stockholders of record each day in an amount equal to $0.00191781 per share, per day (which represents an annualized distribution yield of 7% based on our current offering price of $10.00 per share, if it were maintained everyday for twelve-month period).  Distributions are paid on the first business day following the completion of each month to which they relate. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources” for additional information regarding our distributions.

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

In addition, on September 13, 2012, our board of directors declared a special stock dividend of approximately 2.25 shares of our common stock ($0.001 par value per share) per 100 shares of common stock. The stock dividend was issued on September 14, 2012 to stockholders of record on September 13, 2012. The purpose of this action was to ensure that the Company’s net asset value per share did not exceed our current offering price, after deduction of selling commissions and dealer manager fees, as required by the 1940 Act.

We intend to elect to be treated for U.S. federal income tax purposes as a RIC. As a RIC, we generally will not pay corporate-level U.S. federal income taxes on net ordinary income or capital gains that we distribute to our stockholders from taxable earnings and profits as distributions. We must generally distribute at least 90% of our investment company taxable income to qualify for pass-through tax treatment and to maintain our RIC status. As a part of maintaining RIC status, undistributed taxable income (subject to a 4% excise tax) pertaining to a given taxable year may be distributed up to 12 months subsequent to the end of that taxable year, provided such distributions are declared prior to the filing of the federal income tax return for the prior year. We estimate approximately $117,000, or $0.09 per share, of our taxable income for 2012 will be distributed in 2013, prior to the filing of our federal income tax return for our 2012 taxable year, and, therefore will be subject to the 4% nondeductible excise tax. .

Ordinary distributions from a RIC do not qualify for the 20% maximum federal income tax rate on dividend income from domestic corporations and qualified foreign corporations, except to the extent that the RIC received the income in the form of qualifying dividends from domestic corporations and qualified foreign corporations. The tax attributes for distributions will generally include both ordinary income and capital gains but may also include qualified dividends or return of capital.

The determination of the tax attributes of our distributions is made annually at the end of our taxable year based upon our taxable income for the full year and distributions paid for the full year. The actual tax characteristics of distributions to stockholders will be reported to stockholders annually on a Form 1099-DIV. Promptly following the payment of distributions to all stockholders of record, we will send information to stockholders residing in Maryland regarding the estimated source of such distributions.

Our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from the Offering. As a result, a portion of the distributions we make may represent a return of capital for U.S. federal income tax purposes.

In the period before the Merger Transaction, January 1, 2012 through May 31, 2012, HMS Income LLC distributed 100% of its partnership taxable income as ordinary income. From June 1, 2012 through December 31, 2012, the period in which the Company intends to elect to be treated as a RIC, 100% of our distributions paid will be taxable to the investor as ordinary income and none will be treated as return of capital for federal income tax purposes.

Recent Sales of Unregistered Securities

In connection with the Merger Transaction consummated on May 31, 2012 described elsewhere in this annual report on Form 10-K, we issued 1,123,157 shares of our common stock in exchange for a total of 1,111,111 membership units of HMS Income LLC, based on a $9.00 per share price (based on the $10.00 per share initial offering price less the 10% sales load not incurred) and the net asset value of HMS Income LLC determined at the time of the Merger Transaction by our board of directors and the managers of HMS Income LLC. These shares of common stock were issued pursuant to an exemption from registration under Rule 506 of Regulation D of the Securities Act of 1933, as amended. There have been no other sales of unregistered securities within the past three years.

Use of Proceeds from Registered Securities

The SEC declared the Registration Statement effective on June 4, 2012, and the Offering commenced shortly thereafter. From June 4, 2012 through December 31, 2012, we raised gross proceeds of approximately $1.4 million through the sale of 142,000 shares of common stock to the public in connection with the Offering, including $5,800 through the issuance of approximately 640 shares of common stock through our distribution reinvestment plan. During that time, we paid $109,000 of selling commissions and Dealer Manager fees and $21,000 of issuer costs related to the Offering. The selling commissions and dealer manager fees were not paid with respect to the shares of common stock issued through our distribution reinvestment plan. The selling commissions and dealer manager fees were paid to our Dealer Manager, which is an affiliate of the Adviser. Net proceeds, from June 4, 2013 through December 31, 2012, available for investment after the payment of the costs described above were approximately $1.3 million. We used these funds to make investments and fund our general and administrative expenses.

Item 6. Selected Financial Data

The selected financial and other data below reflects the operations of the Company for the period from inception (November 22, 2011) to December 31, 2011, and the year ended December 31, 2012. The selected financial data at December 31, 2011, and 2012 and for the period from inception (November 22, 2011) to December 31, 2011, and the year ended December 31, 2012, have been derived from financial statements that have been audited by Grant Thornton LLP, an independent registered public accounting firm. The data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

		Period from Inception
	Year Ended	(November 22, 2011)
	December 31, 2012	to December 31, 2011
	(dollars in thousands)
Statement of operations data:
Interest income:
Affiliate investment	$635	$-
Non-Control/Non-Affiliate investments	1,238	90
Total interest income	1,873	90
Expenses:
Interest expense	316	16
Management and incentive fees	358	-
Administrative services expenses	438	-
Professional fees	201	-
Insurance	108	-
Organizational	-	18
Other general and administrative	114	-
Expenses before waivers	1,535	34
Waiver of management and incentive fees	(358)	-
Waiver of administrative services expenses	(438)	-
Total expenses	739	34
Net investment income	1,134	56

Total realized gain from investments	14	-
Net realized income	1,148	56
Total net change in unrealized appreciation (depreciation) from investments	87	(36)
Net increase in net assets resulting from operations	$1,235	$20

Net investment income per share/unit – basic and diluted	$0.99	$0.05

Net realized income per share/unit – basic and diluted	$1.00	$0.05

Net increase in net assets from operations per share/unit – basic and diluted	$1.08	$0.02

Distributions declared per share/unit – basic and diluted	$0.94	$-

Weighted average shares/units outstanding – basic and diluted	1,151,554	1,111,111

	As of December 31,
	2012	2011
	(dollars in thousands)
Balance sheet data:
Assets:
Total portfolio investments at fair value	$16,132	$16,387
Cash and cash equivalents	1,832	942
Interest receivable	58	26
Prepaid and other assets	82	-
Due from Main Street Capital Corporation	1,003	170
Deferred offering costs	2,508	-
Deferred financing costs (net of accumulated amortization)	210	27
Total assets	$21,825	$17,552

Liabilities and net assets:
Accounts payable and other liabilities	$114	$18
Payable for unsettled trades	290	-
Distribution payable	76	-
Due to affiliates	2,922	14
Note payable	7,000	-
Note payable to Main Street Capital Corporation	-	7,500
Total liabilities	10,402	7,532

Total net assets	11,423	10,020
Total liabilities and net assets	$21,825	$17,552

Other data:

Weighted average effective yield on LMM debt investments (1)	14.4%	13.7%

Number of LMM portfolio companies	6	6

Weighted average effective yield on privately placed debt	8.2%	8.3%

Number of privately placed portfolio companies	11	11

Weighted average effective yield on total portfolio	9.9%	9.7%

Expense ratios (as percentage of average net assets):

Total expenses	7.1%	.34	%(2)

Operating expenses excluding interest expense	4.0%	.18	%(2)

(1)	Weighted-average effective yield is calculated based on our debt investments at the end of each period and includes accretion of original issue discounts and amortization of par value.
(2)	Not annualized.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

Statements we make in the following discussion which express a belief, expectation or intention, as well as those that are not historical fact, are forward-looking statements that are subject to risks, uncertainties and assumptions. Our actual results, performance or achievements, or industry results, could differ materially from those we express in the following discussion as a result of a variety of factors, including the risks and uncertainties we have referred to under the headings “Cautionary Statement Concerning Forward Looking Statements” and “Risk Factors” in Part I of this report.

OVERVIEW

We were incorporated in Maryland on November 28, 2011 for the purpose of succeeding to the portfolio of HMS Income LLC. On May 31, 2012, the Merger Transaction described elsewhere in this annual report on Form 10-K was consummated. We are a specialty finance company primarily focused on making debt and equity investments in middle market companies which we define as companies with annual revenues between $10 million and $3 billion. Our primary investment objective is to generate current income through debt and equity investments and a secondary objective is to generate long-term capital appreciation through such investments. We anticipate that during our offering period we will invest a majority of the net proceeds from the Offering in senior secured and second lien debt securities issued by middle market companies in private placements and negotiated transactions, which are traded in private over-the-counter markets for institutional investors. As we increase our capital base during our Offering period we will also invest in, and ultimately intend to have a significant portion of our assets invested in, customized direct secured and unsecured loans to and equity securities of lower middle market (“LMM”) companies, which we define as companies with annual revenues generally between $10 million and $150 million.

As of December 31, 2012, we had debt investments in eleven private placement investments and six LMM investments with an aggregate fair value of approximately $16.1 million, a cost basis of approximately $16.0 million, and a weighted average effective annual yield of approximately 9.9%. The weighted average annual yield was calculated using the effective interest rates for all debt investments at December 31, 2012, including accretion of original issue discount and premium to par value. Approximately 91% of our total portfolio investments (at cost) were secured by first priority liens with the remainder secured by second priority liens.

The level of new portfolio investment activity will fluctuate from period to period based upon the amount of available capital, our view of the current economic fundamentals, our ability to identify new investment opportunities that meet our investment criteria, and our ability to consummate the identified opportunities. The level of new investment activity, and associated interest and fee income, will directly impact future investment income. While we intend to grow our portfolio and our investment income over the long-term, our growth and our operating results may be more limited during depressed economic periods. However, we intend to appropriately manage our cost structure and liquidity position based on applicable economic conditions and our investment outlook. The level of realized gains or losses and unrealized appreciation or depreciation will also fluctuate depending upon portfolio activity and the performance of our individual portfolio companies. The changes in realized gains and losses and unrealized appreciation or depreciation could have a material impact on our operating results.

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

We bear all other expenses of our operations and transactions, including (without limitation) fees and expenses relating to:

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

We have had a limited operating history and, therefore, this statement concerning additional expenses is necessarily an estimate and may not match our actual results of operations in the future. We expect expenses to vary based on the size of our investment portfolio.

Management Fee, Incentive Fee, and Administrative Expense Waiver

We have entered into a Conditional Fee Waiver Agreement with the Advisers pursuant to which, for a period from June 4, 2012 to June 3, 2013, the Advisers agree to waive the base management fee and the incentive fees to the extent that distributions declared and payable would represent a return of capital for purposes of U.S. federal income tax. On March 26, 2013, we and the Advisers amended and restated the Conditional Fee Waiver Agreement to extend the fee waiver period through September 30, 2013. For the year ended December 31, 2012, we incurred, and the Advisers waived, base management fees of approximately $232,000, capital gains incentive fees of $3,000 and subordinated incentive fees on income of approximately $123,000. The agreement also contains a clause providing for the conditional repayment of waived fees that expires three years after the last quarter in which fees were waived. This clause states that, subject to the approval of our board of directors, in future periods, previously waived fees may be paid to the Advisers, on a quarterly basis, if our net increase in net assets resulting from operations exceeds the amount of cumulative distributions paid to stockholders in each respective quarter.

Pursuant to the Advisory Agreement and Sub-Advisory Agreement, we are required to pay or reimburse the Advisers for administrative services expenses, which include all costs and expenses related to our day-to-day administration and management not related to advisory services. For the year ended December 31, 2012, we incurred, and the Advisers waived reimbursement of, administrative services expenses of approximately $438,000.

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

Transactions Between Entities of Common Control

As discussed elsewhere in this annual report on Form 10-K, we consummated the Merger Transaction on May 31, 2012. When evaluating the accounting for the Merger Transaction, we determined that this was a transaction between entities under common control. Consistent with this determination, we recognized the assets and liabilities transferred from HMS Income LLC at their carrying amounts at the time of the Merger Transaction. We have reported the results of operations and cash flows for the year ended December 31, 2012, the period in which the Merger Transaction occurred, as though the exchange of equity interests had occurred at the beginning of the period. Therefore, the results of operations comprise those of the previously separate entities combined from the beginning of the period through the date of the Merger Transaction and the combined operations thereafter.

Investment Classification

We classify our investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, (a) “Control” investments are defined as investments in companies in which the Company owns more than 25% of the voting securities or has rights to nominate greater than 50% of the board representation, (b) “Affiliate” investments are defined as investments in which between 5% and 25% of the voting securities are owned, or an investment in an investment company’s investment adviser, and the investments are not classified as Control investments and (c) “Non-Control/Non-Affiliate” investments are defined as investments that are neither Control investments nor Affiliated investments.

On December 12, 2011, HMS Income LLC acquired interests in 17 investments from Main Street and certain of its affiliates for approximately $16.5 million, (the “Purchase Transaction”), as evidenced by an Assignment and Assumption Agreement (the “Assignment”). Concurrently with the Purchase Transaction, HMS Income LLC and Main Street’s affiliate entered into a Servicing Agreement (the “Servicing Agreement”), pursuant to which Main Street’s affiliate agreed to perform certain services for HMS Income LLC with respect to the investments acquired in the Purchase Transaction. As of December 31, 2012, we owned eleven of the original 17 investments, and Main Street’s affiliate continues to be the servicing agent with respect to those investments.

The legal nature of the Purchase Transaction and the intent of both HMS Income LLC and Main Street was to effectuate a sale thereby providing HMS Income LLC with an ownership of undivided interests in the acquired investments. The Purchase Transaction was originally classified as a sale under the Accounting Standards Codification (“Codification” or “ASC”) 860, Transfers and Servicing (“ASC 860”) in the financial statements, as previously reported as of and for the periods ended December 31, 2011 and March 31, 2012 included in the Company’s registration statement on Form N-2 filed December 16, 2011 and all subsequent amendments thereto, as well as in the quarterly report on Form 10-Q for the quarter ended June 30, 2012. Subsequently it was determined that, due to certain provisions within the Servicing Agreement, and in order to comply with ASC-860, the investments acquired in the Purchase Transaction should have been classified, for accounting purposes, as a secured loan to Main Street. As such, these investments are described as collateral of a secured loan to Main Street on the Schedule of Investments as of December 31, 2011, included in this annual report on Form 10-K. Additionally, interest income and realized gain on sale related to these investments is now reported as interest income of Affiliate investments, on the Statement of Operations, for the period from June 1, 2012 to November 2, 2012, the date on which the Assignment and Servicing Agreement were amended, as discussed below.

We evaluated both the quantitative and qualitative impact of this presentation on prior reporting periods and determined that because there were no changes to total assets, net assets, net increase in net assets resulting from operations and net asset value per share, among other considerations, any revision to prior period financial statements would not be material. Therefore, no prior filings were amended to reflect these reclassifications. Such reclassifications were made on the quarterly report on Form 10-Q for the period ended September 30, 2012.

On November 2, 2012, we and Main Street’s affiliate amended the Assignment and amended and restated the Servicing Agreement to conform the Assignment and the Servicing Agreement with the intent of the parties at the time of the consummation of the Purchase Transaction and to account for certain changed facts and circumstances. As a result of the amended Assignment and the amended and restated Servicing Agreement, as of December 31, 2012, the Purchase Transaction is reported as a sale for accounting purposes under ASC 860 in the financial statements included in this annual report on Form 10-K, and the related investments will be classified as Non-Control/Non-Affiliate investments.

Valuation of Portfolio Investments

The most significant determination inherent in the preparation of our financial statements is the valuation of our portfolio investments and the related amounts of unrealized appreciation or depreciation. As of December 31, 2012, 74% of our total assets represented investments in portfolio companies valued at fair value. We are required to report our investments at fair value. We follow the provisions of the ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements.

Our portfolio strategy calls for us to invest primarily in illiquid securities issued by private, LMM companies, as well as privately placed debt securities issued by middle market companies that are generally larger in size than the LMM companies. These portfolio investments may be subject to restrictions on resale. LMM companies generally have a limited trading market while privately placed debt securities generally have established markets that are not active. We determine in good faith the fair value of our portfolio investments pursuant to a valuation policy in accordance with ASC 820, a valuation process approved by our board of directors and in accordance with the 1940 Act. For LMM investments, our Advisers review external events, including private mergers, sales and acquisitions involving comparable companies, and include these events in the valuation process. For private placement portfolio investments, we generally use observable inputs, such as quote prices, in the valuation process. Our valuation policy and process is intended to provide a consistent basis for determining the fair value of the portfolio.

For LMM investments, market quotations are generally not readily available. We use the income approach to value our debt investments. We determine the fair value primarily using a yield to maturity approach that analyzes the discounted cash flows of interest and principal for the debt security, as set forth in the associated loan agreements, as well as the financial position and credit risk of each of these portfolio investments. Our estimate of the expected repayment date of a debt security is generally the legal repayment date of the instrument. The yield to maturity analysis considers changes in leverage levels, credit quality, portfolio company performance and other factors. We use the value determined by the yield to maturity analysis as the fair value for that security. However, it is our position that assuming a borrower is outperforming underwriting expectations and because these respective investments do not contain pre-payment penalties, the borrower would most likely prepay or refinance the borrowing at a lower rate. Therefore, we do not believe that a market participant would pay a premium for the investment. Also, because of our general intent to hold loans to repayment, we do not believe that the fair value of the investment should be adjusted in excess of the face amount. However, adjustments to investment values will be made for deterioration of credit quality.

For valuation purposes, “non-control” portfolio investments are composed of debt securities for which we do not have a controlling interest in the portfolio company or the ability to nominate a majority of the portfolio company’s board of directors. For those non-control portfolio investments in which market quotations are generally readily available, we primarily use observable inputs, such as third party quotes or other independent pricing, to determine the fair value of those investments. As of December 31, 2012, all of our investments were classified as non-control investments.

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

Interest Income

Interest income is recorded on the accrual basis to the extent amounts are expected to be collected. Accrued interest is evaluated periodically for collectability. When a debt security becomes 90 days or more past due, and we do not expect the debtor to be able to service all of its debt or other obligations, the debt security will generally be placed on non-accrual status and we will cease recognizing interest income on that debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. If a debt security’s status significantly improves regarding the debtor’s ability to service the debt or other obligations, or if a debt security is fully impaired, sold or written off, it will be removed from non-accrual status. None of our investments were more than 90 days past due or on non-accrual status as of December 31, 2012.

During the year ended December 31, 2012, we held two debt instruments in our investment portfolio that contained a PIK interest provision. If either of these borrowers had elected to pay, or was obligated to pay, interest under the optional PIK provision, and if deemed collectible in management’s judgment, then the interest would be computed at the contractual rate specified in the investment’s credit agreement, the computed interest would be added to the principal balance of the investment, and computed interest would be recorded as interest income. Thus, the actual collection of this interest would be deferred until the time of debt principal repayment. As of December 31, 2012, we did not own any debt investments that contained a PIK interest provision and all previously accrued PIK was collected upon sale.

Unearned Income – Original Issue Discount / Premium to Par Value

We purchased some of our debt investments for an amount different than their respective principal values. If a debt investment was purchased for less than par value, at acquisition, an original issue discount is recorded and is accreted into interest income using the effective interest method over the life of the debt investment. If a debt investment was purchased for more than par value, at acquisition, a premium is recorded and is amortized as a reduction to interest income using the effective interest method over the life of the debt investment. Upon sale, any unamortized discount or premium is also amortized into interest income. For the year ended December 31, 2012, we accreted approximately a net $146,000 into interest income.

Organizational and Offering Costs

In accordance with the Advisory Agreement and the Sub-Advisory Agreement, we will reimburse the Advisers for any organizational expenses and Offering costs that are paid on our behalf, which consist of, among other costs, expenses of our organization, actual legal, accounting, bona fide out-of-pocket itemized and detailed due diligence costs, printing, filing fees, transfer agent costs, postage, escrow fees, data processing fees, advertising and sales literature and other Offering-related costs. Pursuant to the terms of the Advisory Agreement and Sub-Advisory Agreement, the Advisers are responsible for the payment of organizational and Offering expenses to the extent they exceed 1.5% of the aggregate gross proceeds from the Offering during the Offering period.

As of December 31, 2012 and December 31, 2011, the Adviser and Sub-Adviser incurred approximately $2.5 million and $911,000, respectively, of Offering costs on our behalf. On the execution of the Advisory Agreement and Sub-Advisory Agreement, on May 31, 2012, we recorded a due to affiliate liability and capitalized the deferred Offering costs as it is expected that we will reimburse the Advisers for these costs. As of December 31, 2012, the balance of the due to affiliate liability was $2.5 million. Commencing with our initial closing, which occurred on September 17, 2012, and continuing with every closing thereafter, 1.5% of the proceeds of such closings will be amortized as a charge to additional paid in capital and a reduction of deferred offering costs, until such asset is fully amortized. As of December 31, 2012, approximately $21,000 has been amortized. We expect to reimburse the Advisers for such costs incurred on our behalf on a monthly basis up to a maximum aggregate amount of 1.5% of the gross Offering proceeds. Pursuant to the terms of the Advisory Agreement and Sub-Advisory Agreement, the Adviser and Sub-Adviser will be responsible for the payment of organizational and Offering expenses to the extent they exceed 1.5% of gross proceeds from the Offering.

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

Our current LMM portfolio investments consist solely of secured debt, in privately held, LMM companies. The LMM debt investments are secured by first liens on the assets of the portfolio companies, generally bear interest at fixed rates and generally mature between five and seven years from the original investment date. However, since we purchased these investments subsequent to their original investment dates, the maturities range from approximately three to five years.

During the year ended December 31, 2012, we saw several opportunities to exit investments at values in excess of cost. This resulted in the receipt of proceeds from the sale of five investments for approximately $6.2 million. We also received full repayment of approximately $2.9 million on four investments and received principal payments on the remainder of our portfolio investments totaling approximately $0.5 million. We used these proceeds to purchase eight new investments totaling approximately $9.1 million. The sale of two of these investments generated a realized gain totaling approximately $14,000, and also certain other sale transactions resulted in the company accreting approximately $132,000 of original issue discount into interest income.

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

The result of the aforementioned transactions further diversified our geographic and industry concentrations and based upon our investment rating system, the weighted average rating of our LMM improved to approximately 2.0 as of December 31, 2012 from 2.8 as of December 31, 2011. See “— Portfolio Asset Quality” for further discussion of the investment rating system. Lastly, we have been able to increase the overall weighted average effective yield on our investment portfolio from 9.4% at December 31, 2011 to 9.9% as of December 31, 2012.

Summaries of the composition of our total investment portfolio at cost and fair value are shown in the following table:

	December 31, 2012			December 31, 2011
Cost:	LMM	Private Placement	Total	LMM	Private Placement	Total
First Lien Secured Debt	100.0%	87.0%	90.5%	100.0%	93.8%	95.5%
Second Lien Secured Debt	0.0%	13.0%	9.5%	0.0%	6.2%	4.5%
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	December 31, 2012			December 31, 2011
Fair Value:	LMM	Private Placement	Total	LMM	Private Placement	Total
First Lien Secured Debt	100.0%	87.1%	90.5%	100.0%	93.8%	95.5%
Second Lien Secured Debt	0.0%	12.9%	9.5%	0.0%	6.2%	4.5%
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

The following tables show our total investment portfolio composition by geographic region of the Unites States at cost and fair value as a percentage of the total portfolio. The geographic composition is determined by the location of the corporate headquarters of the portfolio company (dollars in thousands).

	December 31, 2012
	Investments at Cost	Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Northeast	$4,097	25.6%	$4,149	25.7%
Southwest	750	4.7%	750	4.6%
West	2,896	18.1%	2,896	18.0%
Southeast	2,611	16.3%	2,645	16.4%
Midwest	5,657	35.3%	5,692	35.3%
Total	$16,011	100.0%	$16,132	100.0%

	December 31, 2011
	Investments at Cost	Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Northeast	$7,763	47.3%	$7,722	47.1%
Southwest	4,969	30.3%	4,960	30.2%
West	1,500	9.1%	1,500	9.2%
Southeast	1,448	8.8%	1,459	8.9%
Midwest	743	4.5%	746	4.6%
Total	$16,423	100.0%	$16,387	100.0%

The following tables show our total investment portfolio composition of portfolio investments by industry at cost and fair value:

Cost:	December 31, 2012	December 31, 2011
Software	22.9%	4.4%
Construction and Engineering	13.2%	25.2%
IT Services	12.4%	-
Textiles, Apparel, and Luxury Goods	11.7%	-
Specialty Retail	9.0%	16.5%
Healthcare Providers and Services	8.7%	13.4%
Diversified Consumer Services	4.7%	-
Energy Equipment and Services	4.7%	9.0%
Chemicals	4.6%	4.5%
Building Products	4.4%	-
Capital Markets	3.7%	4.5%
Professional Services	-	4.2%
Commercial Services and Supplies	-	4.6%
Insurance	-	4.6%
Hotels, Restaurants, and Leisure	-	4.6%
Pharmaceuticals	-	4.5%
	100.0%	100.0%

Fair Value:	December 31, 2012	December 31, 2011
Software	23.0%	4.5%
Construction and Engineering	13.6%	25.4%
IT Services	12.3%	-
Textiles, Apparel, and Luxury Goods	11.7%	-
Specialty Retail	8.6%	16.2%
Healthcare Providers and Services	8.6%	13.2%
Diversified Consumer Services	4.7%	-
Energy Equipment and Services	4.7%	9.0%
Chemicals	4.6%	4.5%
Building Products	4.4%	-
Capital Markets	3.8%	4.6%
Professional Services	-	4.2%
Commercial Services and Supplies	-	4.6%
Insurance	-	4.6%
Hotels, Restaurants, and Leisure	-	4.6%
Pharmaceuticals	-	4.6%
	100.0%	100.0%

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

PORTFOLIO ASSET QUALITY

We utilize a rating system developed by Main Street Partners to rate the performance of each LMM portfolio company and to monitor our expected level of returns on each of our LMM investments in relation to the expectations for the portfolio company. The investment rating system takes into consideration various factors, including, but not limited to, each investment’s expected level of returns and the collectability of our debt investments, comparisons to competitors and other industry participants and the portfolio company’s future outlook. Investment Rating 1 represents a LMM portfolio company that is performing in a manner which significantly exceeds expectations. Investment Rating 2 represents a LMM portfolio company that, in general, is performing above expectations. Investment Rating 3 represents a LMM portfolio company that is generally performing in accordance with expectations. Investment Rating 4 represents a LMM portfolio company that is underperforming expectations. Investments with such a rating require increased monitoring and scrutiny by us. Investment Rating 5 represents a LMM portfolio company that is significantly underperforming. Investments with such a rating require heightened levels of monitoring and scrutiny by us and involve the recognition of significant unrealized depreciation on such investment. All new LMM portfolio investments receive an initial 3 rating.

The following table shows the distribution of our LMM portfolio investments on the 1 to 5 investment rating scale at fair value as of December 31, 2012 and December 31, 2011 (dollars in thousands):

	December 31, 2012		December 31, 2011
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
1	$1,436	33.2%	$-	-
2	1,500	34.6%	750	16.7%
3	1,396	32.2%	3,750	83.3%
4	-	-	-	-
5	-	-	-	-
Totals	$4,332	100.0%	$4,500	100.0%

Based upon the investment rating system, the weighted average rating of our LMM portfolio was approximately 2.0 as of December 31, 2012 and 2.8 as of December 31, 2011.

DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

Noted below is a discussion of our results of operations for the year ended December 31, 2012. Our portfolio investment activity commenced on December 12, 2011, therefore, there are no meaningful results of operations for the year ended December 31, 2011 to present for comparative purposes.

Total Investment Income, Operating Expenses, Net Assets

For the year ended December 31, 2012, our total investment income was approximately $1,873,000, consisting predominately of interest income. Included in interest income for the same period was approximately $132,000 of accelerated original issue discount amortization from investments sold during such period. Also, as of December 31, 2012, the weighted average effective yield of our investment portfolio was approximately 9.9%. We expect further increases in interest income in future periods due to a growing base of portfolio investments from the expected increase in investment capital available from our Offering.

For the year ended December 31, 2012, operating expenses, net of management and incentive fees and administrative services expenses waivers was approximately $739,000, and primarily consisted of interest expense incurred, professional fees, and director expenses.

For the year ended December 31, 2012, the net increase in net assets (gross of distributions declared) was approximately $1,235,000. The most significant increase was attributable to net investment income in the amount of approximately $1,134,000. The other increase in net assets was attributable to net unrealized appreciation on investments of approximately $87,000 and realized gains on investments of approximately $14,000. As of December 31, 2012, none of our portfolio investments were on non-accrual status or in default.

Liquidity and Capital Resources

Cash Flows

For the year ended December 31, 2012, we experienced a net increase in cash and cash equivalents of approximately $890,000. During that period, we generated approximately $1,274,000 of cash from our operating activities from a net increase in net assets resulting from operations of approximately $1,235,000 and the repayment of portfolio debt investments of $9,675,000, offset by the purchase of new portfolio debt investments of $9,148,000. During the year ended December 31, 2012, approximately $384,000 was used in financing activities, which principally consisted of a net $500,000 reduction in notes payable, $1,270,000 in net Offering proceeds received, and $1,005,000 in cash distributions paid to stockholders.

For the period from inception (November 22, 2011) to December 31, 2011, we experienced a net increase in cash and cash equivalents of approximately $942,000. During that period, we used approximately $9,029,000 in our operating activities from a net increase in net assets resulting from operations of approximately $20,000 and by purchasing new portfolio debt investments of approximately $9,029,000, offset by the repayment of portfolio debt investments of approximately $106,000. For the period from inception (November 22, 2011) to December 31, 2011 we generated approximately $9,971,000 of cash from our financing activities which principally consisted of proceeds from the issuance of membership interests.

Initial Offering

During the year ended December 31, 2012, we raised proceeds of $1.4 million from the Offering, including proceeds from the distribution reinvestment plan, and made payments of $109,000 for selling commissions and dealer manager fees. We also incurred an obligation for $21,000 of Offering costs related to the Offering.

Distributions

The following table reflects the cash distributions per share that we declared on our common stock for the year ended December 31, 2012 (in thousands). There were no distributions paid from the period from inception (November 22, 2011) to December 31, 2011.

	Distribution
For the Period Ended	Per Share	Amount
Three months ended December 31, 2012	$0.17	$217
Three months ended September 30, 2012	$0.18	$199
One month ended June 30, 2012	$0.06	$65
Five months ended May 31, 2012	$0.53	$600
Total		$1,081

On December 18, 2012, with the authorization of our board of directors, we declared distributions to our stockholders for the period of January through March 2013. These distributions have been, or will be, calculated based on stockholders of record each day from January 1, 2013 through March 31, 2013 in an amount equal to $0.00191781 per share, per day (which represents an annualized distribution yield of 7% based on our current public offering price of $10.00 per share, if it were maintained everyday for a twelve-month period). Distributions are paid on the first business day following the completion of each month to which they relate.

The following table reflects the stock dividend per share that we declared on our common stock through December 31, 2012:

Date Declared	Record Date	Dividend Date	Dividend Percentage	Shares Issued
September 13, 2012	September 13, 2012	September 14, 2012	2.25%	25,274

The purpose of this stock dividend was for the Company to maintain a net asset value per share that was below the then-current offering price, after deducting selling commissions and dealer manager fees, as required by the 1940 Act, subject to certain limited exceptions. Our board of directors determined that our portfolio performance sufficiently warranted taking this action.

The stock dividend increased the number of shares of common stock outstanding, thereby reducing our net asset value per share. However, because the stock dividend was payable to all stockholders as of the applicable record date in proportion to their holdings as of such date, the reduction in net asset value per share as a result of the stock dividend was offset exactly by the increase in the number of shares of common stock owned by each stockholder. Also, as the stock dividend did not change any stockholder’s proportionate interest in us, it did not represent a taxable dividend. Lastly, as the overall value to the stockholders was not reduced as a result of the stock dividend, our board of directors determined that the stock dividend would not be dilutive to stockholders as of the applicable record date. Specific tax characteristics of all distributions are reported to stockholders annually on Form 1099-DIV.

We have adopted an “opt in” distribution reinvestment plan for our stockholders. As a result, if we make a distribution, our stockholders will receive distributions in cash unless they specifically “opt in” to the distribution reinvestment plan so as to have their cash distributions reinvested in additional shares of our common stock.

We may fund our cash distributions from any sources of funds available, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to it on account of preferred and common equity investments in portfolio companies and fee waivers from our Advisers. We have not established any limit on the extent to which we may use borrowings or proceeds from the Offering to fund distributions. Our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from the Offering. As a result, a portion of the distributions we make may represent a return of capital for U.S. federal income tax purposes.

The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of our board of directors.

In order to satisfy the Code requirements applicable to a RIC, we must distribute to our stockholders substantially all of our taxable income on an annual basis; however, we may elect to spillover certain excess undistributed taxable income from one tax year into the next tax year, which would require us to pay a 4% non-deductible excise tax on such excess undistributed taxable income.. We estimate that approximately $117,000, or $0.09 per share, of our taxable income for 2012 will be distributed in 2013, prior to the filing of our federal income tax return for our 2012 taxable year, and, therefore, will be subject to the 4% nondeductible excise tax.

Capital Resources

As of December 31, 2012, we had approximately $1,832,000 in cash and cash equivalents and our net asset value totaled approximately $11,423,000 equating to approximately $8.86 per share.  The change from the December 31, 2011 net asset value per share of $9.02 was due primarily to: (i) net increase in net assets resulting from operations in excess of distributions declared (ii) a reduction due to the impact of the stock dividend and (iii) a reduction due to the impact of the Merger Transaction.

On May 24, 2012, HMS Income LLC entered into a $15 million senior secured revolving credit facility with Capital One, National Association (“Capital One”) and immediately borrowed $7 million under the facility (the “Credit Facility”). We became the borrower under the Credit Facility as a result of the Merger Transaction. The Credit Facility has an accordion provision allowing increases in borrowing of up to $60 million, for a total facility of up to $75 million, subject to certain conditions. The proceeds from the initial borrowing and available working capital were used to repay the outstanding balance on the Main Street Facility, which had an outstanding balance of $7.5 million at the time of repayment. Borrowings under the Credit Facility bear interest, subject to our election, on a per annum basis equal to (i) the applicable LIBOR rate plus 2.75% and (ii) the base rate plus 1.5%. The base rate is defined as the higher of (a) the prime rate and (b) the Federal Funds Rate (as defined in the credit agreement) plus 0.5%. As of December 31, 2012, we exercised our LIBOR election, thus setting a rate of 3.0%. Borrowings under the Credit Facility are secured by all of our assets as well as all of the assets, and a pledge of equity ownership interests, of any of our future subsidiaries, which would be joined as guarantors. The credit agreement for the Credit Facility contains affirmative and negative covenants usual and customary for leveraged financings, including, but not limited to: (i) maintaining an interest coverage ratio of at least 2.0 to 1.0 (ii) maintaining an asset coverage ratio of at least 2.0 to 1.0 and (iii) maintaining a minimum adjusted tangible net worth of at least 80% of our adjusted tangible net worth on the closing date of the Credit Facility. As of December 31, 2012, our interest coverage ratio was 4.2 to 1, our asset coverage ratio was 2.6 to 1, and our tangible net worth was 100% of our adjusted tangible net worth at the closing date of the Credit Facility. Additionally, we must provide information to Capital One on a regular basis, preserve our corporate existence, comply with applicable laws, including the 1940 Act, pay obligations when they become due, and invest the proceeds of the Offering in accordance with our investment objectives and strategies. Further, the credit agreement contains usual and customary default provisions including, without limitation: (i) a default in the payment of interest and principal; (ii) our insolvency or bankruptcy; (iii) a material adverse change in our business; or (iv) breach of any covenant, representation or warranty in the credit agreement or other credit documents and failure to cure such breach within defined periods. As of December 31, 2012, we are not aware of any instances of noncompliance with covenants related to the credit agreement. The expiration date of the Credit Facility is May 24, 2015, and we have two, one year extension options.

During the year ended December 31, 2012, we raised proceeds of approximately $1.4 million from the Offering, including proceeds from the distribution reinvestment plan, and made payments of $109,000 for selling commissions and dealer manager fees. We also incurred an obligation of $21,000 of Offering costs related to the Offering.

We anticipate that we will continue to fund our investment activities through existing cash and cash equivalents, income earned from our investments, net capital raised from our Offering, and borrowings on our Credit Facility. Our primary uses of funds will be investments in portfolio companies, operating expenses and cash distributions to holders of our common stock.

In addition, as a BDC, we generally are required to meet a coverage ratio of total assets to total senior securities, which include borrowings and any preferred stock we may issue in the future, of at least 200%. Stated differently, the amount outstanding under our Credit Facility as a percentage of our total assets cannot exceed 50%. As of December 31, 2012, this percentage was 32%. This requirement limits the amount that we may borrow. As of December 31, 2012, we had capacity under our Credit Facility to borrow approximately an additional $8.0 million. However, considering the aforementioned restriction as of December 31, 2012, we had approximately $4 million in debt financing available to us.

Although we have been able to secure access to potential additional liquidity, through our Offering and also by entering into the Credit Facility, there is no assurance that equity or debt capital will be available to us in the future on favorable terms, or at all.

Related-Party Transactions and Agreements

We have entered into agreements with the Adviser, the Sub-Adviser, and the dealer manager, whereby we pay certain fees and reimbursements to these entities. These include payments to the dealer manager for selling commissions and the dealer manager fee and payments to our Adviser for reimbursement of Offering costs. In addition, we make payments for certain services that include, but are not limited to, the identification, execution, and management of our investments and also the management of our day-to-day operations provided to us by our Adviser and Sub-Adviser, pursuant to various agreements that we have entered into. See Note 9 to the financial statements included elsewhere in this annual report on Form 10-K for additional information regarding related party transactions.

Contractual Obligations

As of December 31, 2012, we had $7.0 million in borrowings outstanding under the Credit Facility. Unless extended, the Credit Facility will expire May 24, 2015. The Credit Facility contains two, one year extension options from which we could extend the maturity to May 24, 2017. See above for a description of the Credit Facility.

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings at December 31, 2012 is as follows:

	Payments Due By Period (dollars in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Credit Facility(1)	$7,000	$—	$7,000	$—	$—

(1)	At December 31, 2012, $8 million remained available under our Credit Facility, however, considering the asset coverage ratio restrictions imposed by the 1940 Act, as discussed above, we have $4 million in debt financing available to us.

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

Off-Balance Sheet Arrangements

As of December 31, 2012, we had no off-balance sheet arrangements.

Recent Developments and Subsequent Events

On January 7, 2013, we received and accepted the resignation of Phil D. Wedemeyer from our Company’s board of directors, effective January 15, 2013. Mr. Wedemeyer tendered his resignation as a result of his acceptance of a position that would make Mr. Wedemeyer no longer qualify as one of our an independent directors. Mr. Wedemeyer served as a member of our Nominating and Corporate Governance Committee and Conflicts Committee and as the Chairman of the Audit Committee. John O. Niemann, Jr., a member of our Audit Committee, replaced Mr. Wedemeyer as the Chairman of our Audit Committee.

On February 25, 2013, our board of directors received and accepted the resignation of Vincent D. Foster from our Company’s board of directors effective February 25, 2013. Mr. Foster tendered his resignation in order to allow us to comply with the 1940 Act which requires a majority of the members of our board of directors to be independent. Upon the addition of another independent director, it is expected that a senior officer of Main Street will join our board of directors.

On February 25, 2013, (1) our board of directors received and accepted notice of Charles N. Hazen’s decision to retire from his role as our Chief Executive Officer and the general partner of the Adviser (2) our board of directors appointed Sherri W. Schugart as our President and Chief Executive Officer; and (3) Ms. Schugart resigned as the Chief Operating Officer of the general partner of the Adviser, which position will be left unfilled, and was appointed its President and Chief Executive Officer. In addition to Mr. Hazen’s retirement from the positions described above, Mr. Hazen resigned as a director of Hines Securities, Inc., our dealer-manager, for which Ms. Schugart currently serves as a director. Mr. Hazen's retirement and the resignations and appointments described above were effective March 15, 2013. Mr. Hazen will continue to serve as the Chairman of the board of directors, and will also remain an employee of Hines for one year following his retirement to participate in and advise on various matters within Hines.

On March 25, 2013, with the authorization of our board of directors, we declared distributions to our stockholders for the period of April 2013 through June 2013. These distributions will be calculated based on stockholders of record each day from April 1, 2013 through June 30, 2013 in an amount equal to $0.00191781 per share, per day (which represents an annualized distribution yield of 7% based on our current public offering price of $10.00 per share, if it were maintained everyday for a twelve-month period). Distributions are paid on the first business day following the completion of each month to which they relate.

During the period from January 1, 2013 through March 26, 2013, we sold three debt investments for approximately $2.1 million, received repayment of three debt investments of approximately $2.9 million and purchased seven debt investments for approximately $5.6 million. These transactions resulted in a change in our weighted average effective yield from approximately 9.9% as of December 31, 2012 to approximately 8.5% as of March 26, 2013.

On March 26, 2013, we and the Advisers amended and restated the Conditional Fee Waiver Agreement to extend the fee waiver period through September 30, 2013.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, in particular changes in interest rates. Changes in interest rates may affect our interest income from portfolio investments, the fair value of our fixed income investments, and our cost of funding.

Our interest income will be affected by changes in various interest rates, including LIBOR and prime rates, to the extent any of our debt investments include floating interest rates. As of December 31, 2012, approximately 73% of our portfolio investments (based on cost) contained floating interest rates. Assuming no changes to our investment portfolio, a 1% upward or downward change in interest rates for the next twelve months would decrease or increase our interest income from debt investments by approximately $118,000, respectively.

In addition, any fluctuations in prevailing interest rates may affect the fair value of our fixed rate debt instruments and result in changes in unrealized gains and losses, and may also affect a net increase or decrease in net assets resulting from operations. Such changes in unrealized appreciation and depreciation will materialize into realized gains and losses if we sell our investments before their respective debt maturity dates.

Because we borrow money to make investments, our net investment income is partially dependent upon the difference between the interest rate at which we invest borrowed funds and the interest rate at which we borrow funds. In periods of rising interest rates and when we have borrowed capital with floating interest rates, then our interest expense would increase, which could increase our financing costs and reduce our net investment income, especially to the extent we hold fixed-rate debt investments. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse affect on our net investment income. Pursuant to the terms of the Credit Facility which we maintain with Capital One (see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — “Liquidity and Capital Resources”), as of December 31, 2012 we borrow at a floating rate of LIBOR plus 2.75%. Therefore, given our current level of borrowing (of $7 million), a 1% upward or downward change in interest rates for the next twelve months would increase or decrease our interest expense by approximately $70,000, respectively.

If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. As of December 31, 2012, we had not entered into any interest rate hedging arrangements.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

HMS Income Fund, Inc.

We have audited the accompanying balance sheets of HMS Income Fund, Inc. (a Maryland corporation) (the “Company”), including the schedule of investments, as of December 31, 2012 and 2011 and the related statements of operations, changes in net assets and cash flows for the year ended December 31, 2012 and for the period from inception (November 22, 2011) to December 31, 2011 and the financial highlights (see Note 5) for year ended December 31, 2012 and for the period from inception (November 22, 2011) to December 31, 2011. These financial statements and financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included verification by confirmation of securities as of December 31, 2012 and 2011, or by other appropriate auditing procedures where replies were not received. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of HMS Income Fund, Inc. as of December 31, 2012 and 2011, respectively and the results of its operations and its cash flows for the year ended December 31, 2012, and for the period from inception (November 22, 2011) to December 31, 2011 and the financial highlights for the year ended December 31, 2012, and the period from inception (November 22, 2011) to December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Houston, Texas

March 27, 2013

PART I — FINANCIAL INFORMATION

HMS Income Fund, Inc.

Balance Sheets

(in thousands, except per share and per unit amounts)

	December 31, 2012	December 31, 2011
ASSETS

Portfolio investments at fair value:
Non-Control/Non-Affiliate investments (cost: $16,011 and $16,423 as of December 31, 2012 and December 31, 2011)	$16,132	$16,387
Total portfolio investments	16,132	16,387

Cash and cash equivalents	1,832	942
Interest receivable	58	26
Prepaid and other assets	82	-
Due from Main Street Capital Corporation	1,003	170
Deferred offering costs	2,508	-
Deferred financing costs (net of accumulated amortization of $50 and $2 as of December 31, 2012 and December 31, 2011)	210	27
Total assets	$21,825	$17,552

LIABILITIES

Accounts payable and other liabilities	$114	$18
Payable for unsettled trades	290	-
Distribution payable	76	-
Due to affiliates	2,922	14
Note payable	7,000	-
Note payable to Main Street Capital Corporation	-	7,500
Total liabilities	10,402	7,532

Commitments and contingencies

NET ASSETS
Membership interests; 1,111,111 units outstanding as of December 31, 2011	-	1
Common Stock, $.001 par value; 150,000,000 shares authorized, 1,289,472 issued and outstanding as of December 31, 2012	1	-
Additional paid in capital	11,248	9,999
Accumulated net investment income, net of distributions	109	56
Accumulated net realized gain on investment	14	-
Net unrealized appreciation (depreciation)	51	(36)
Total net assets	11,423	10,020

Total liabilities and net assets	$21,825	$17,552

Net asset value per share / per unit	$8.86	$9.02

See notes to the financial statements.

HMS Income Fund, Inc.

Statements of Operations

(in thousands, except shares and per share and per unit amounts)

	Year Ended December 31, 2012	For the Period from Inception (November 22, 2011) through December 31, 2011
INVESTMENT INCOME
Interest income
Affiliate investments	$635	$-
Non-Control/Non-Affiliate investments	1,238	90
Total interest income	1,873	90

EXPENSES
Interest expense	316	16
Management and incentive fees	358	-
Administrative services expenses	438	-
Professional fees	201	-
Insurance	108	-
Other general and administrative	114	18
Expenses before fee and expense waivers	1,535	34
Waiver of management and incentive fees	(358)	-
Waiver of administrative services expenses	(438)	-
Total expenses, net of fee and expense waivers	739	34

NET INVESTMENT INCOME	1,134	56

NET REALIZED GAIN FROM INVESTMENTS
Affiliate investment	12	-
Non-Control/Non-Affiliate investment	2	-
Total realized gain from investments	14	-

NET REALIZED INCOME	1,148	56

NET UNREALIZED APPRECIATION (DEPRECIATION)
Affiliate investments	25	-
Non-Control/Non-Affiliate investments	62	(36)
Total net unrealized appreciation	87	(36)

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$1,235	$20

NET INVESTMENT INCOME PER SHARE/UNIT – BASIC AND DILUTED	$0.99	$0.05
NET REALIZED INCOME PER SHARE/UNIT – BASIC AND DILUTED	$1.00	$0.05
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE/UNIT – BASIC AND DILUTED	$1.08	$0.02
DISTRIBUTIONS DECLARED PER SHARE/UNIT	$0.94	$-
WEIGHTED AVERAGE SHARES/UNITS OUTSTANDING – BASIC AND DILUTED	1,151,554	1,111,111

See notes to the financial statements.

HMS Income Fund, Inc.

Statements of Changes in Net Assets

(in thousands, except number of units and number of shares)

	Membership Interests		Common Stock			Accumulated
						Net
	Number of Units	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Investment Income, Net of Distributions	Accumulated Net Realized Gain	Net Unrealized (Depreciation) Appreciation	Total Net Assets
Balance at Inception (November 22, 2011)	-	$-	-	$-	$-	$-	$-	$-	$-
Membership interest purchase	1,111,111	1	-	-	9,999	-	-	-	10,000
Net increase in net assets resulting from operations	-	-	-	-	-	56	-	(36)	20
Balance at December 31, 2011	1,111,111	$1	-	$-	$9,999	$56	$-	$(36)	$10,020
Merger transaction – May 31, 2012	(1,111,111)	(1)	1,123,157	1	-	-	-	-	-
Issuance of common stock due to stock dividend	-	-	25,274	-	-	-	-	-	-
Issuance of common stock	-	-	141,041	-	1,379	-	-	-	1,379
Selling commissions and dealer manager fees	-	-	-	-	(109)	-	-	-	(109)
Offering costs	-	-	-	-	(21)	-	-	-	(21)
Net increase in net assets resulting from operations	-	-	-	-	-	1,134	14	87	1,235
Distributions declared	-	-	-	-	-	(1,081)	-	-	(1,081)
Balance at December 31, 2012	-	$-	1,289,472	$1	$11,248	$109	$14	$51	$11,423

See notes to the financial statements.

HMS Income Fund, Inc.

Statements of Cash Flows

(in thousands)

	Year Ended December 31, 2012	For the Period from Inception (November 22, 2011) through December 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$1,235	$20
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Repayments received, sales of investments in portfolio companies	9,675	106
Purchase of investments in portfolio companies from Main Street Capital Corporation	-	(9,029)
Investments in portfolio companies	(9,148)	-
Net unrealized depreciation (appreciation) of portfolio investments	(87)	36
Net realized (gain) from investments	(14)	-
Amortization of deferred financing costs	77	2
Accretion of unearned income	(146)	-
Net payment-in-kind interest accrual	(25)	-

Changes in other assets and liabilities:

Interest receivable	(32)	(26)
Prepaid and other assets	(82)	-
Due from Main Street Capital Corporation	(833)	(170)
Due to affiliates	268	14
Accounts payable and other liabilities	96	18
Payable for unsettled trades	290	-
Net cash provided by (used in) operating activities	1,274	(9,029)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from membership interests purchase	-	10,000
Proceeds from issuance of common stock	1,379	-
Payment of selling commissions and dealer manager fees	(109)	-
Payment of distributions	(1,005)	-
Principal payment on note payable to Main Street Capital Corporation	(7,500)	-
Proceeds from note payable	7,000	-
Payment of deferred financing costs	(149)	(29)
Net cash provided by (used in) financing activities	(384)	9,971

Net increase in cash and cash equivalents	890	942

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF PERIOD	942	-

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$1,832	$942

See notes to the financial statements.

HMS Income Fund, Inc.

Schedule of Investments

As of December 31, 2012
(dollars in thousands)

		Principal	Cost	Fair
Portfolio Company / Type of Investment (1)	Industry	(5)	(5)	Value

Non-Control/Non-Affiliate Investments (2)
Ameritech College Operations, LLC, 18% Secured Debt (Maturity –March 9, 2017)	For-Profit Nursing and Healthcare College	$750	$750	$750
CDC Software Corporation, LIBOR plus 6%, Current Coupon 7.25%, Senior Secured Debt (Maturity – August 6, 2018) (6)	Enterprise Application Software	748	741	752
California Healthcare Medical Billing, Inc., 12% Secured Debt (Maturity – October 17, 2015)	Outsourced Billing and Revenue Cycle Management	750	750	750
Fishnet Security, Inc., LIBOR Plus 6.50%, Current Coupon 7.75%, Secured Debt, (Maturity – November 30, 2017)	Information Technology Value-Added Reseller	2,000	1,980	1,990
Flexera Software, LLC, LIBOR plus 9.75%, Current Coupon 11.00%, Secured Debt (Maturity – September 30, 2018)(6)	Software Licensing	1,500	1,518	1,526
Ipreo Holdings LLC, LIBOR Plus 5.25%, Current Coupon 6.50%, Secured Debt (Maturity – August 5, 2017) (6)	Application Software for Capital Markets	743	728	747
IRTH Holdings, LLC, 12% Secured Debt (Maturity – December 29, 2015)	Damage Prevention Technology Information Services	686	686	686
NAPCO Precast, LLC, 18.00% Secured Debt (Maturity – January 31, 2016)	Precast Concrete Manufacturing	750	750	750
National Vision, Inc., LIBOR Plus 5.75%, Current Coupon 7.00%, Secured Debt (Maturity – August 2, 2018) (6)	Discount Optical Reseller	744	733	756
NRI Clinical Research, LLC, 14.00% Secured Debt (Maturity – September 8, 2016)	Clinical Research Center	646	646	646
Panolam Industries International, Inc., LIBOR plus 6.00%, Current Coupon 7.25%, Secured Debt (Maturity – August 23, 2017) (6)	Decorative Laminate Manufacturer	714	707	713
Phillips Plastic Corporation, LIBOR Plus 5.00%, Current Coupon 6.50%, Secured Debt (Maturity – February 12, 2017) (6)	Custom Molder of Plastics and Metals	741	733	738
Principle Environmental, LLC, 12.00% Secured Debt (Maturity – February 1, 2016)	Noise Abatement Services	750	750	750
UniTek Global Services, Inc., LIBOR Plus 7.50%, Current Coupon 9.00%, Secured Debt (Maturity – April 15, 2018) (6)	Provider of Outsourced Infrastructure Services	1,466	1,368	1,442
Universal Fiber Systems, LLC, LIBOR plus 5.75%, Current Coupon 7.50%, Secured Debt (Maturity – June 26, 2015) (6)	Manufacturer of Synthetic Fibers	1,918	1,878	1,889
VFH Parent LLC, LIBOR Plus 6.00%, Current Coupon 7.50%, Secured Debt (Maturity – July 8, 2016) (6)	Electronic Trading and Market Making	609	595	611
Visant Corporation, LIBOR Plus 4.00%, Current Coupon 5.25%, Secured Debt (Maturity – December 22, 2016) (6)	School Affinity Stores	698	698	636
Total Non-Control/Non-Affiliate Investments (2) (3) (4) - 100% (of total Portfolio Investments at fair value)			$16,011	$16,132

(1)	See Note 3 – Fair Value Hierarchy for Investments for summary geographic location of portfolio companies.
(2)	Non-Control/Non-Affiliate investments are defined by the 1940 Act as investments that are neither Control investments nor Affiliate investments.
(3)	Control investments are defined by the 1940 Act as investments in which more than 25% of the voting securities are owned or where the ability to nominate greater than 50% of the board representation is maintained. As of December 31, 2012, the Company did not own any Control investments.
(4)	Affiliate investments are defined by the 1940 Act as investments in which between 5% and 25% of the voting securities are owned, or an investment in an investment company’s investment adviser, and the investments are not classified as Control investments. As of December 31, 2012, the Company did not own any Affiliate investments.
(5)	Principal is net of payments. Cost is net of payments.
(6)	Index based floating interest rate is subject to contractual minimum interest rates.

See notes to the financial statements.

HMS Income Fund, Inc.

Schedule of Investments

As of December 31, 2011

(dollars in thousands)

		Principal	Cost	Fair
Portfolio Company / Type of Investment (1)	Industry	(5)	(5)	Value
Non-Control/Non-Affiliate Investments (2) (For accounting purposes, the non-control/non-affiliate investments are accounted for as a secured loan to Main Street Capital Corporation, collateralized by the following investments, see footnote 8 below)
Academy, Ltd, LIBOR Plus 4.50%, Current Coupon 6.00%, Secured Debt (Maturity – August 3, 2018) (6)	Sporting Goods Retailer	$2,000	$1,992	$1,984
Ipreo Holdings LLC, LIBOR Plus 6.50%, Current Coupon 8.00%, Secured Debt (Maturity – August 5, 2017) (6)	Application Software and Capital Markets	748	734	731
Metropolitan Health Networks, Inc., LIBOR Floor of 1.75% Plus 11.75%, Current Coupon 13.50%, Secured Debt (Maturity – October 4, 2017) (6)	Primary Care Network	750	735	735
Multiplan, Inc., LIBOR Plus 3.25%, Current Coupon 4.75%, Secured debt (Maturity – August 26, 2017) (6)	Healthcare Preferred Provider Organization	747	747	713
NAPCO Precast, LLC, 18.00% Secured Debt (Maturity – January 31, 2016)	Precast Concrete Manufacturing	750	750	750
National Healing Corporation, LIBOR Plus 6.75%, Current Coupon 8.25%, Secured Debt (Maturity – November 30, 2017) (6)	Wound Care Services	750	713	724
NRI Clinical Research, LLC, 14.00% Secured Debt (Maturity – September 8, 2016)	Clinical Research Center	750	750	750
Olympus Building Services, Inc., 12.00% Secured Debt (Including PIK) (Maturity – March 27, 2014) (7)	Custodial/Facilities Services	750	750	750
Pacific Architects and Engineers Incorporated, LIBOR Plus 6.00%, Current Coupon 7.50%, Secured Debt (Maturity – April 4, 2017) (6)	Architecture and Engineering Services	705	691	684
Phillips Plastic Corporation, LIBOR Plus 5.00%, Current Coupon 6.50%, Secured Debt (Maturity – February 12, 2017) (6)	Custom Molder of Plastics and Metals	750	743	746
Principle Environmental, LLC, 12.00% Secured Debt (Maturity – February 1, 2016)	Noise Abatement Services	750	750	750
Ulterra Drilling Technologies, L.P., LIBOR Floor of 2% Plus 7.50%, Current Coupon 9.50%, Secured Debt (Maturity – September 9, 2016) (6)	Oilfield Services	741	727	726
UniTek Global Services, Inc., LIBOR Plus 7.50%, Current Coupon 9.00%, Secured Debt (Maturity – April 15, 2018) (6)	Provider of Outsourced Infrastructure Services	3,491	3,393	3,421
Van Gilder Insurance Corporation, 13.00% Secured Debt (Maturity – January 31, 2016)	Insurance Brokerage	750	750	750
VFH Parent LLC, LIBOR Plus 6.00%, Current Coupon 7.50%, Secured Debt (Maturity – July 8, 2016) (6)	Electronic Trading and Market Making	750	736	753
Visant Corporation, Base Rate of 1.25% Plus 4.00%, Current Coupon 5.25%, Secured Debt (Maturity – December 22, 2016) (6)	School Affinity Stores	712	712	670
Zieglers NYPD, LLC, 13.00% Current / Plus 5.00% PIK Secured Debt (Maturity – October 1, 2013) (7)	Casual Restaurant Group	750	750	750
Total Non-Control/Non-Affiliate Investments (2) (3) (4) - 100% (of total Portfolio Investments at fair value)			$16,423	$16,387

(1)	See Note 3 – Fair Value Hierarchy for Investments for summary geographic location of portfolio companies.
(2)	Non-Control/Non-Affiliate investments are defined by the 1940 Act as investments that are neither Control investments nor Affiliate investments.
(3)	Control investments are defined by the 1940 Act as investments in which more than 25% of the voting securities are owned or where the ability to nominate greater than 50% of the board representation is maintained. As of December 31, 2011, the Company did not own any Control investments.
(4)	Affiliate investments are defined by the 1940 Act as investments in which between 5% and 25% of the voting securities are owned, or an investment in an investment company’s investment adviser, and the investments are not classified as Control investments. As of December 31, 2011, the Company did not own and Affiliate investments.
(5)	Principal is net of payments. Cost is net of payments.
(6)	Index based floating interest rate is subject to contractual minimum interest rates.
(7)	Olympus Building Services Inc. and Ziegler’s NYPD LLC, include $1 and $2 respectively of PIK interest revenue.
(8)	For accounting purposes, the Purchase Transaction described in Note 2 – Basis of Presentation and Summary of Significant Accounting Policies - Investment Classification has been accounted for as secured loan to Main Street Capital Corporation. For purposes of this schedule, the investments collateralizing the secured loan are reported individually.

See notes to the financial statements.

HMS Income Fund, Inc.

Notes to the Financial Statements

 Note 1. Principal Business and Organization

HMS Income Fund, Inc. (the “Company”) was formed as a Maryland corporation on November 28, 2011 under the General Corporation Law of the State of Maryland. The Company is an externally managed, non-diversified closed-end investment company that has elected to be treated as a business development company (“BDC”), under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company also intends to elect to be treated for U.S. federal income tax purposes for its taxable year ended December 31, 2012, and to qualify annually thereafter, as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”). The Company’s primary investment objective is to generate current income through debt and equity investments. A secondary objective of the Company is to generate long-term capital appreciation through such investments. On December 16, 2011, the Company filed a registration statement on Form N-2, as amended (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”) to register for sale up to $1.5 billion of shares of common stock (the “Offering”). Except as with respect to minimum offering requirements set by securities regulators of certain states, there is no minimum number of shares of common stock required to be sold in the Offering.

The business of the Company is managed by HMS Adviser LP (the “Adviser”), an affiliate of Hines Interests Limited Partnership (“Hines”), pursuant to the Investment Advisory and Administrative Services Agreement (the “Advisory Agreement”), dated May 31, 2012, between the Company and the Adviser. On May 31, 2012, the Company and the Adviser entered into a sub-advisory agreement (the “Sub-Advisory Agreement”) with Main Street Capital Corporation (“Main Street”), a New York Stock Exchange listed BDC and a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and Main Street Capital Partners, LLC, a wholly-owned subsidiary of Main Street (“Main Street Partners”), to act as our investment sub-adviser to identify, evaluate, negotiate and structure prospective investments, make investment and portfolio management recommendations for approval by the Adviser, monitor our investment portfolio and provide certain ongoing administrative services to the Adviser. Main Street is initially providing such investment sub-advisory services to the Adviser. However, the fees that Main Street would receive from such arrangement could have negative consequences on Main Street’s ability to meet the source-of-income requirement necessary for Main Street to maintain its RIC tax treatment, the ultimate intent is that Main Street Partners will provide such services. Main Street will need to obtain certain relief from the SEC before Main Street Partners is permitted to provide these services to the Adviser, which Main Street is currently seeking. However, there can be no assurance that Main Street will obtain such relief. If and when such requested no-action letter relief or similar relief is granted by the Staff, Main Street Partners will act as the Company’s investment sub-adviser instead of Main Street. The term “our Sub-Adviser,” as used herein, will refer to Main Street until such time that, if at all, the Staff grants the abovementioned requested no-action letter relief or similar relief; after which time, it will refer to Main Street Partners. We referred to the Adviser and Sub-Adviser, collectively, as the “Advisers.”Upon the execution of the Sub-Advisory Agreement, Main Street became an affiliate of the Company. The Company has engaged Hines Securities, Inc., (the “Dealer Manager”) an affiliate of the Adviser, to serve as the Dealer Manager for the Offering. The Dealer Manager is responsible for marketing the Company’s shares of common stock being offered pursuant to the Offering.

HMS Income LLC was formed under the Maryland Limited Liability Company Act on November 28, 2011. On December 12, 2011, an affiliate of Hines and an unaffiliated investor purchased 1,111,111 membership units of HMS Income LLC for a price of $9.00 per unit, which represents the Company’s initial public offering price in the Offering (as defined above) of $10.00 per share minus selling commissions of $0.70 per share and dealer manager fees of $0.30 per share, pursuant to a private placement, for an aggregate of $10.0 million. An executive officer of the unaffiliated investor is also an independent director of Main Street Capital Corporation. Simultaneous with that initial capitalization, HMS Income LLC entered into a senior secured single advance term loan credit facility with Main Street in the committed principal amount of $7.5 million (the “Main Street Facility”). On December 12, 2011, HMS Income LLC fully drew the entire amount of the committed principal amount under the Main Street Facility and acquired from Main Street approximately $16.5 million of investments utilizing its initial equity investments and proceeds from the Main Street Facility.

On May 31, 2012, HMS Income LLC merged with and into the Company (the “Merger Transaction”). The Company is the surviving entity following the Merger Transaction, pursuant to the Agreement and Plan of Merger and the Articles of Merger. The Articles of Merger provided that within 48 hours prior to the Merger Transaction, a properly-constituted board of directors (with a majority of non-interested members) of the Company and the managers of HMS Income LLC would determine the net asset value of HMS Income LLC. The Agreement and Plan of Merger also provided that the outstanding membership units of HMS Income LLC would be converted into the number of shares of common stock of the Company that equal the net asset value of HMS Income LLC, as determined above, divided by $9.00 (based on the $10.00 per share initial offering price less the 10% sales load not incurred). As a result, the Hines affiliate and the unaffiliated investor exchanged a total of 1,111,111 membership units of HMS Income LLC for 1,123,157 shares of the Company s common stock. The SEC declared the Registration Statement effective on June 4, 2012, and the Offering commenced shortly thereafter. As of December 31, 2012, the Company had raised $1.4 million, including proceeds from the distribution reinvestment plan of approximately $5,800.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Under the investment company rules and regulations pursuant to Article 6 of Regulation S-X, the Company is precluded from consolidating portfolio company investments, including those in which it has a controlling interest, unless the portfolio company is another investment company. An exception to this general principle occurs if the Company owns a controlled operating company that provides all or substantially all of its services directly to the Company or a portfolio company of the Company. None of the investments made by the Company qualify for this exception. Therefore, the Company’s portfolio investments are carried on the balance sheet at fair value, as discussed below, with any adjustments to fair value recognized as “Net Unrealized Appreciation (Depreciation)” on the Statements of Operations until the investment is realized, usually upon exit, resulting in any gain or loss on exit being recognized as a “Accumulated Net Realized Gain (Loss) from Investments.”

Transactions Between Entities of Common Control

As discussed elsewhere in this annual report on Form 10-K, effective May 31, 2012, HMS Income LLC merged with and into the Company. When evaluating the accounting for this transaction, the Company determined that this was a transaction between entities under common control. Consistent with this determination, the Company recognized the assets and liabilities transferred from HMS Income LLC at their carrying amounts at the time of the Merger Transaction. The Company has reported the results of operations and cash flows for the year ended December 31, 2012, the period in which the Merger Transaction occurred, as though the exchange of equity interests had occurred at the beginning of the period. Therefore, the results of operations comprise those of the previously separate entities combined from the beginning of the period through the date of the Merger Transaction and the combined operations thereafter.

Reclassifications

Purchases, sales and repayments of portfolio investments previously reported as investing activities in the Statement of Cash Flows in the prior year have been reclassified to operating activities on the Statement of Cash Flows to conform to the presentation as of December 31, 2012.

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

Investment Classification

The Company classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, (a) “Control” investments are defined as investments in companies in which the Company owns more than 25% of the voting securities or has rights to nominate greater than 50% of the board representation, (b) “Affiliate” investments are defined as investments in which between 5% and 25% of the voting securities are owned, or an investment in an investment company’s investment adviser, and the investments are not classified as Control investments and (c) “Non-Control/Non-Affiliate” investments are defined as investments that are neither Control investments nor Affiliated investments.

On December 12, 2011, HMS Income LLC acquired interests in 17 investments from Main Street and certain of its affiliates for approximately $16.5 million, (the “Purchase Transaction”), as evidenced by an Assignment and Assumption Agreement (the “Assignment”). Concurrently with the Purchase Transaction, HMS Income LLC and Main Street’s affiliate entered into a Servicing Agreement (the “Servicing Agreement”), pursuant to which Main Street’s affiliate agreed to perform certain services for HMS Income LLC with respect to investments acquired in the Purchase Transaction. As of December 31, 2012, the Company owned ten of the original 17 investments, and Main Street’s affiliate continues to be the servicing agent with respect to those investments.

The legal nature of the Purchase Transaction and the intent of both HMS Income LLC and Main Street was to effectuate a sale thereby providing HMS Income LLC with an ownership of undivided interests in the acquired investments. The Purchase Transaction was originally classified as a sale under Accounting Standards Codification (“Codification” or “ASC”) 860, Transfers and Servicing (“ASC 860”) in the financial statements, as previously reported as of and for the periods ended December 31, 2011 and March 31, 2012 included in the Company’s registration statement on Form N-2 filed December 16, 2011 and all subsequent amendments thereto, as well as in the quarterly report on Form 10-Q for the quarter ended June 30, 2012. Subsequently it was determined that, due to certain provisions within the Servicing Agreement, and in order to comply with ASC-860, the investments acquired in the Purchase Transaction should have been classified, for accounting purposes, as a secured loan to Main Street. As such, these investments are described as collateral of a secured loan to Main Street on the Schedule of Investments as of December 31, 2011, included in this annual report on Form 10-K. Additionally, interest income and realized gain on sale related to these investments, is now reported as interest income of Affiliate investments, on the Statement of Operations for the period from June 1, 2012 to November 2, 2012, the date on which the Assignment and the Servicing Agreement were amended, as discussed below.

The Company evaluated both the quantitative and qualitative impact of this presentation on prior reporting periods and determined that because there were no changes to total assets, net assets, net increase in net assets resulting from operations and net asset value per share, among other considerations, any revision to prior period financial statements would not be material. Therefore, no prior filings were amended to reflect these reclassifications. Such reclassifications were made on the quarterly report on Form 10-Q for the period ended September 30, 2012.

On November 2, 2012, the Company and Main Street’s affiliate amended the Assignment and amended and restated the Servicing Agreement to conform the Assignment and the Servicing Agreement with the intent of the parties at the time of the consummation of the Purchase Transaction and to account for certain changed facts and circumstances. As a result of the amended Assignment and the amended and restated Servicing Agreement, as of December 31, 2012, the Purchase Transaction is reported as a sale for accounting purposes under ASC 860 in the financial statements included in this annual report on Form 10-K, and the related investments are classified as Non-Control/Non-Affiliate investments.

Valuation of Portfolio Investments

The Company accounts for its portfolio investments at fair value under the provisions of the Financial Accounting Standards Board (“FASB”) ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. ASC 820 requires the Company to assume that the portfolio investment is to be sold in the principal market to independent market participants. Market participants are defined as buyers and sellers in the principal market that are independent, knowledgeable, and willing and able to transact. For those investments in which there is an absence of a principal market, the Company incorporates the income approach to estimate the fair value of its portfolio debt investments primarily through the use of a yield to maturity model.

The Company’s portfolio strategy calls for it to invest in illiquid securities issued by private companies. These securities are also defined herein as lower middle market (“LMM”) investments. These portfolio investments may be subject to restrictions on resale and will generally have a limited trading market or generally have established markets that are inactive. The Company determines in good faith the fair value of its portfolio investments pursuant to a valuation policy in accordance with ASC 820. The Company reviews external events, including private mergers, sales and acquisitions involving comparable companies, and includes these events in the valuation process.  The Company’s valuation policy and process are intended to provide a consistent basis for determining the fair value of the portfolio.

For LMM investments, market quotations are generally not readily available. The Company uses the income approach to value its debt investments. The Company determines the fair value primarily using a yield to maturity approach that analyzes the discounted cash flows of interest and principal for the debt security, as set forth in the associated loan agreements, as well as the financial position and credit risk of each of these portfolio investments. The Company’s estimate of the expected repayment date of a debt security is generally the legal repayment date of the instrument.. The yield to maturity analysis considers changes in leverage levels, credit quality, portfolio company performance and other factors. The Company will use the value determined by the yield to maturity analysis as the fair value for that security. However, it is the Company’s position that assuming a borrower is outperforming underwriting expectations and because these respective investments do not contain pre-payment penalties, the borrower would most likely prepay or refinance the borrowing at a lower rate. Therefore, the Company does not believe that a market participant would pay a premium for the investment. Also, because of the Company’s general intent to hold its loans to repayment, the Company generally does not believe that the fair value of the investment should be adjusted in excess of the face amount. However, adjustments to investment values will be made for deterioration of credit quality.

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

Interest Income

Interest income is recorded on the accrual basis to the extent amounts are expected to be collected. Accrued interest is evaluated periodically for collectability. When a debt security becomes 90 days or more past due, and the Company does not expect the debtor to be able to service all of its debt or other obligations, the debt security will generally be placed on non-accrual status and the Company will cease recognizing interest income on that debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. If a debt security’s status significantly improves regarding the debtor’s ability to service the debt or other obligations, or if a debt security is fully impaired, sold or written off, it will be removed from non-accrual status. As of December 31, 2012 and December 31, 2011, the Company did not have any investments on non-accrual status. Additionally, the Company is not aware of any material changes to the creditworthiness of the borrowers. During the year ended December 31, 2012, the Company held two debt instruments in its investment portfolio that contained a payment-in-kind (“PIK”) interest provision. If either of these borrowers had elected to pay, or was obligated to pay, interest under the optional PIK provision, and if deemed collectible in management’s judgment, then the interest would be computed at the contractual rate specified in the investment’s credit agreement, would be added to the principal balance of the investment, and would be recorded as interest income. Thus, the actual collection of this interest would be deferred until the time of debt principal repayment. As of December 31, 2012, the Company did not own any debt investments that contained a PIK interest provision and all previously accrued PIK was collected upon the sale of the two aforementioned investments prior to December 31, 2012.

Unearned Income – Original Issue Discount / Premium to Par Value

The Company may purchase debt investments at a value different than its par value. For purchases at less than par value a discount is recorded, which discount is accreted into interest income based on the effective interest method over the life of the debt investment. For purchases at greater than par value, a premium is recorded, which premium is amortized as a reduction to interest income based on the effective interest method over the life of the investment. Upon sale, any unamortized discount or premium is also amortized into interest income. For the year ended December 31, 2012, the Company accreted approximately a net $146,000 into interest income.

Net Realized Gains or Losses from Investments and Net Change in Unrealized Appreciation or Depreciation from Investments

Net realized gains or losses are measured by the difference between the net proceeds from the sale or repayment of an investment and the par value of the investment, without regard to unrealized appreciation or depreciation previously recognized. Net change in unrealized appreciation or depreciation from investments reflects the net change in the fair value of the investment portfolio from cost and the reclassification of any prior period unrealized appreciation or depreciation on exited investments.

Due from Main Street Capital Corporation

Due from Main Street Capital Corporation represents principal and interest payments from portfolio investments serviced and received by Main Street on the Company’s behalf.  The amounts due to the Company as of December 31, 2012 and December 31, 2011 were subsequently collected in January 2013, and January 2012, respectively.

Deferred Financing Costs

Deferred financing costs represent fees and other direct costs incurred in connection with arranging the Company’s borrowings. These costs were incurred in connection with the Company’s revolving credit facility (see Note 4 to the financial statements included elsewhere in this annual report on Form 10-K for a discussion regarding the Company’s credit facility) and have been capitalized. The deferred financing costs are being amortized to interest expense using the straight-line method over the life of the credit facility, which the Company believes is materially consistent with the effective interest method of amortization of the costs. Further, deferred financing costs incurred in connection with the Main Street Facility were fully amortized and written off upon retirement of the Main Street Facility. For the year ended December 31, 2012 and the period from inception (November 22, 2011) to December 31, 2011, the Company amortized approximately $77,000 and $2,000, respectively, into interest expense related to deferred financing costs.

Organizational and Offering Costs

In accordance with the Advisory Agreement and the Sub-Advisory Agreement, the Company will reimburse the Adviser and Sub-Adviser for any organizational expenses and Offering costs that are paid on the Company’s behalf, which consist of, among other costs, expenses of the Company’s organization, actual legal, accounting, bona fide out-of-pocket itemized and detailed due diligence costs, printing, filing fees, transfer agent costs, postage, escrow fees, data processing fees, advertising and sales literature and other Offering-related costs. Pursuant to the terms of the Advisory Agreement and Sub-Advisory Agreement, the Advisers are responsible for the payment of organizational and Offering expenses to the extent they exceed 1.5% of the aggregate gross proceeds from the Offering.

As of December 31, 2012 and December 31, 2011, the Adviser and Sub-Adviser incurred approximately $2.5 million and $911,000, respectively, of Offering costs on the Company’s behalf. On the execution of the Advisory Agreement and Sub-Advisory Agreement, on May 31, 2012, the Company recorded a due to affiliate liability and capitalized the deferred Offering costs as it is expected that the Company will reimburse the Advisers for these costs. As of December 31, 2012, the balance of the due to affiliate liability was $2.5 million. Commencing with its initial closing, which occurred on September 17, 2012, and continuing with every closing thereafter, 1.5% of the proceeds of such closings will be amortized as a charge to additional paid in capital and a reduction of deferred offering costs, until such asset is fully amortized. As of December 31, 2012, approximately $21,000 has been amortized. The Company expects to reimburse the Advisers for such costs incurred on its behalf on a monthly basis up to a maximum aggregate amount of 1.5% of the gross Offering proceeds. Pursuant to the terms of the Advisory Agreement and Sub-Advisory Agreement, the Adviser and Sub-Adviser will be responsible for the payment of organizational and Offering expenses to the extent they exceed 1.5% of gross proceeds from the Offering.

Payable for Unsettled Trades

The Company accepts stockholder’s subscriptions on a semi-monthly basis. For subscriptions received in the second half of the last month of the quarter, for which shares of common stock were not issued by December 31, 2012, the amounts of such subscriptions are presented as cash and as a payable for unsettled trades as of December 31, 2012. The shares of common stock were issued and outstanding on January 2, 2013.

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

The Company’s investment portfolio at December 31, 2012 and December 31, 2011 was comprised exclusively of debt securities. The fair value determination for these investments primarily consisted of both observable (Level 2) and unobservable (Level 3) inputs. The fair value determination of the Level 3 securities required one or more of the following unobservable inputs:

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

The following table presents fair value measurements of the Company’s investments, by major class, as of December 31, 2012 according to the fair value hierarchy (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First Lien Secured Debt	$-	$10,274	$4,332	$14,606
Second Lien Secured Debt	-	1,526	-	1,526
Total	$-	$11,800	$4,332	$16,132

The following table presents fair value measurements of the Company’s investments, by major class, as of at December 31, 2011 according to the fair value hierarchy (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First Lien Secured Debt	$-	$11,152	$4,500	$15,652
Second Lien Secured Debt	-	735	-	735
Total	$-	$11,887	$4,500	$16,387

The following table presents fair value measurements of the Company’s investments segregated by the level within the fair value hierarchy as of December 31, 2012 (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
LMM portfolio investments	$-	$-	$4,332	$4,332
Private placement investments	-	11,800	-	11,800
Total portfolio investments	$-	$11,800	$4,332	$16,132

The following table presents fair value measurements of the Company’s investments segregated by the level within the fair value hierarchy, as of December 31, 2011 (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
LMM portfolio investments	$-	$-	$4,500	$4,500
Private placement investments	-	11,887	-	11,887
Total portfolio investments	$-	$11,887	$4,500	$16,387

The following table presents the significant unobservable input of the Company’s Level 3 investments as of December 31, 2012 (in thousands):

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average

LMM portfolio investments	$4,332	Discounted Cash Flows	Expected Principal Recovery	-	100%

			Risk Adjusted Discount Factor	12% - 18%	14.4%

The following table presents the significant unobservable input of the Company’s Level 3 investments as of December 31, 2011 (in thousands):

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average

LMM portfolio investments	$4,500	Discounted Cash Flows	Expected Principal Recovery	-	100%

			Risk Adjusted Discount Factor	12% - 18%	13.7%

The significant unobservable input utilized in the determination of the fair value of the LMM portfolio investments is the discount rate utilized in the discounted cash flow approach. The discount rate is based on the underlying credit quality of the borrower as of December 31, 2012. The use of a higher discount rate would result in a lower fair value, and conversely the use of a lower discount rate would result in a higher fair value. Please see the discussion above regarding the factors that were considered in the determination of the appropriate discount to utilize in the valuation of these securities.

The following table provides a summary of changes in fair value of the Company’s Level 3 portfolio investments for the year ended December 31, 2012 (in thousands):

	December 31, 2011 Fair Value	Payment-in- Kind Interest Accrual	New Investments	Redemptions/ Repayments/ Exits	Net Unrealized Appreciation (Depreciation)	December 31, 2012 Fair Value
LMM portfolio investments	$4,500	$25	$2,250	$(2,443)	$-	$4,332
Total	$4,500	$25	$2,250	$(2,443)	$-	$4,332

For the year ended December 31, 2012, there were no transfers between Level 2 and Level 3 portfolio investments.

Portfolio Investment Composition

The composition of the Company’s investments as of December 31, 2012, at cost and fair value, was as follows (in thousands):

	Investments at Cost	Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First Lien Secured Debt	$14,493	90.5%	$14,606	90.5%
Second Lien Secured Debt	1,518	9.5%	1,526	9.5%
Total	$16,011	100.0%	$16,132	100.0%

The composition of the Company’s investments as of December 31, 2011, at cost and fair value, was as follows (in thousands):

	Investments at Cost	Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First Lien Secured Debt	$15,688	95.5%	$15,652	95.5%
Second Lien Secured Debt	735	4.5%	735	4.5%
Total	$16,423	100.0%	$16,387	100.0%

The composition of the Company’s investments by geographic region of the United States as of December 31, 2012, at cost and fair value, was as follows (in thousands):

	Investments at Cost	Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Northeast	$4,097	25.6%	$4,149	25.7%
Southwest	750	4.7%	750	4.6%
West	2,896	18.1%	2,896	18.0%
Southeast	2,611	16.3%	2,645	16.4%
Midwest	5,657	35.3%	5,692	35.3%
Total	$16,011	100.0%	$16,132	100.0%

The composition of the Company’s investments by geographic region of the United States as of December 31, 2011, at cost and fair value, was as follows (in thousands):

	Investments at Cost	Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Northeast	$7,763	47.3%	$7,722	47.1%
Southwest	4,969	30.3%	4,960	30.2%
West	1,500	9.1%	1,500	9.2%
Southeast	1,448	8.8%	1,459	8.9%
Midwest	743	4.5%	746	4.6%
Total	$16,423	100.0%	$16,387	100.0%

The composition of the Company’s total investments by industry as of December 31, 2012 and December 31, 2011, at cost was as follows:

Cost:	December 31, 2012	December 31, 2011
Software	22.9%	4.4%
Construction and Engineering	13.2%	25.2%
IT Services	12.4%	-
Textiles, Apparel, and Luxury Goods	11.7%	-
Specialty Retail	9.0%	16.5%
Healthcare Providers and Services	8.7%	13.4%
Diversified Consumer Services	4.7%	-
Energy Equipment and Services	4.7%	9.0%
Chemicals	4.6%	4.5%
Building Products	4.4%	-
Capital Markets	3.7%	4.5%
Professional Services	-	4.2%
Commercial Services and Supplies	-	4.6%
Insurance	-	4.6%
Hotels, Restaurants, and Leisure	-	4.6%
Pharmaceuticals	-	4.5%
	100.0%	100.0%

The composition of the Company’s total investments by industry as of December 31, 2012 and December 31, 2011, at fair value was as follows:

Fair Value:	December 31, 2012	December 31, 2011
Software	23.0%	4.5%
Construction and Engineering	13.6%	25.4%
IT Services	12.3%	-
Textiles, Apparel, and Luxury Goods	11.7%	-
Specialty Retail	8.6%	16.2%
Healthcare Providers and Services	8.6%	13.2%
Diversified Consumer Services	4.7%	-
Energy Equipment and Services	4.7%	9.0%
Chemicals	4.6%	4.5%
Building Products	4.4%	-
Capital Markets	3.8%	4.6%
Professional Services	-	4.2%
Commercial Services and Supplies	-	4.6%
Insurance	-	4.6%
Hotels, Restaurants, and Leisure	-	4.6%
Pharmaceuticals	-	4.6%
	100.0%	100.0%

Note 4 — Borrowings

On December 11, 2011, the Company's predecessor-in-interest, HMS Income LLC, entered into the Main Street Facility, and immediately drew down $7.5 million, the entire amount available under the facility. Interest on outstanding borrowings under the Main Street Facility was payable at a floating rate equal to LIBOR plus a margin of 3.0%. The Main Street Facility was retired in May 2012 with proceeds of the Credit Facility described below.

On May 24, 2012, HMS Income LLC entered into a $15 million senior secured revolving credit facility with Capital One, National Association (“Capital One”) and immediately borrowed $7 million under the facility (the “Credit Facility”). The Company became the borrower under the Credit Facility as a result of the Merger Transaction. The Credit Facility has an accordion provision allowing increases in borrowing of up to $60 million, for a total facility of up to $75 million, subject to certain conditions. The proceeds from the initial borrowing and available working capital were used to retire the Main Street Facility. Borrowings under the Credit Facility bear interest, subject to the Company’s election, on a per annum basis equal to (i) the applicable LIBOR rate plus 2.75% and (ii) the base rate plus 1.5%. The base rate is defined as the higher of (a) the prime rate and (b) the Federal Funds Rate (as defined in the credit agreement) plus 0.5%. As of December 31, 2012, the Company exercised its LIBOR election, thus setting a rate of approximately 3.0%. The Company pays unused commitment fees of .25% per annum on the unused lender commitment under the Credit Facility. At December 31, 2012, the Company had $7.0 million in borrowings outstanding under the Credit Facility. Borrowings under the Credit Facility are secured by all of the Company’s assets as well as all of the assets, and a pledge of equity ownership interests, of any future subsidiaries of the Company, which would be joined as guarantors. As of December 31, 2012, the Company estimated that the fair value of its Credit Facility approximated carrying value.

The credit agreement for the Credit Facility contains affirmative and negative covenants usual and customary for leveraged financings, including, but not limited to: (i) maintaining an interest coverage ratio of at least 2.0 to 1.0 (ii) maintaining an asset coverage ratio of at least 2.0 to 1.0 and (iii) maintaining a minimum adjusted tangible net worth of at least 80% of the Company’s adjusted tangible net worth on the closing date of the Credit Facility. As of December 31, 2012 , the Company’s interest coverage ratio was 4.2 to 1, the Company’s asset coverage ratio was 2.6 to 1, and the Company’s tangible net worth was approximately 100% of the Company’s adjusted tangible net worth on the closing date of the Credit Facility. Additionally, the Company must provide information to Capital One on a regular basis, preserve the Company’s corporate existence, comply with applicable laws, including the 1940 Act, pay obligations when they become due, and invest the proceeds of the Offering in accordance with its investment objectives and strategies. Further, the credit agreement contains usual and customary default provisions including, without limitation: (i) a default in the payment of interest and principal; (ii) insolvency or bankruptcy of the Company; (iii) a material adverse change in the Company’s business; or (iv) breach of any covenant, representation or warranty in the loan agreement or other credit documents and failure to cure such breach within defined periods. As of December 31, 2012, the Company was not aware of any instances of noncompliance with covenants related to the credit agreement. The expiration date of the Credit Facility is May 24, 2015, and the Company has two, one-year extension options.

Note 5 – Financial Highlights

Per Share Data:	Year Ended December 31, 2012	Period from Inception (November 22, 2011) to December 31, 2011

Net asset value at beginning of period	$9.02	$-

Net investment income(1)	0.99	0.05
Net realized gain from investment (1) (2)	0.01	-
Net change in net unrealized appreciation (depreciation) (1) (2)	0.08	(0.03)
Net increase in net assets resulting from operations(1)	1.08	0.02

Issuance of membership units	-	9.00
Distributions paid	(0.87)	-
Impact of distributions declared and paid in following period	(0.07)	-
Impact of stock dividend	(0.20)	-
Impact of merger transaction	(0.10)	-

Net asset value at end of the period	$8.86	$9.02

Shares/units outstanding at end of period	1,289,472	1,111,111

(1)	Based on weighted average number of shares of common stock outstanding for the period.

(2)	Change in net unrealized appreciation (depreciation) and net realized gain from investments can change significantly from period to period.

	Year Ended December 31, 2012	Period from Inception (November 22, 2011) to December 31, 2011
Ratio Analysis:	(in thousands, except percentages)	(in thousands, except percentages)
Net asset value at end of period	$11,423	$10,020
Average net asset value	$10,488	$10,020
Average outstanding debt	$7,231	$7,500
Ratio of total expenses to average net asset value (1) (3)	7.05%	0.34%
Ratio of total expenses, excluding interest expense, to average net asset value (1) (3)	4.03%	0.18%
Ratio of net investment income to average net asset value (3)	10.81%	0.55%
Portfolio turnover ratio (3)	72.81%	-
Total return (2) (3)	10.85%	0.22%

(1)	For the year ended December 31, 2012, the Advisers waived base management fees of approximately $232,000, subordinated incentive fees on income of approximately $123,000, capital gains incentive fees of approximately $3,000 and administrative services expenses of approximately $438,000. Because the Advisers’ engagement had not yet commenced, there were no waived fees for the period from inception (November 22, 2011) to December 31, 2011.

(2)	Total return is calculated on the change in net asset value per share, distributions declared per share and the amount of the stock dividend per share over the reporting period.

(3)	Not annualized for the period from inception (November 22, 2011) to December 31, 2011.

Note 6 – Distributions

The following table reflects the cash distributions per share that the Company has declared on its common stock during the year ended December 31, 2012 (in thousands). There were no distributions for the period from inception (November 22, 2011) to December 31, 2011.

	Distributions
For the Period Ended	Per Share	Amount
Three months ended December 31, 2012	$0.17	$217
Three months ended September 30, 2012	$0.18	$199
One month ended June 30, 2012	$0.06	$65
Five months ended May 31, 2012	$0.53	$600
Total		$1,081

On December 18, 2012, with the authorization of the Company’s board of directors, the Company declared distributions to its stockholders for the period of January 2013 through June 2013. These distributions have been, or will be, calculated based on stockholders of record each day from January 1, 2013 through March 31, 2013 in an amount equal to $0.00191781 per share, per day (which represents an annualized distribution yield of 7% based on the Company's current public offering price of $10.00 per share, if it were maintained everyday for a twelve-month period). Distributions are paid on the first business day following the completion of each month to which they relate.

The following table reflects the stock dividend per share that the Company has declared and issued on its common stock through December 31, 2012:

Date Declared	Record Date	Dividend Date	Dividend Percentage	Shares Issued
September 13, 2012	September 13, 2012	September 14, 2012	2.25%	25,274

The purpose of this stock dividend was for the Company to maintain a net asset value per share that was below the then-current offering price, after deducting selling commissions and dealer manager fees, as required by the 1940 Act, subject to certain limited exceptions. The Company’s board of directors determined that the Company's portfolio performance sufficiently warranted taking this action.

The stock dividend increased the number of shares of common stock outstanding, thereby reducing the Company’s net asset value per share. However, because the stock dividend was payable to all stockholders as of the applicable record date in proportion to their holdings as of such date, the reduction in net asset value per share as a result of the stock dividend was offset exactly by the increase in the number of shares of common stock owned by each stockholder. Also, the stock dividend did not change any stockholder’s proportionate interest in the Company, and therefore it did not represent a taxable dividend. Lastly, as the overall value to the stockholder was not reduced as a result of the stock dividend, the Company’s board of directors determined that the stock dividend would not be dilutive to stockholders as of the applicable record date.

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

The following table reflects the sources of the cash distributions that the Company declared and, in some instances, paid on its common stock during the year ended December 31, 2012 and the period from inception (November 22, 2011) to December 31, 2011 (in thousands).

	Year ended December 31, 2012		Period from inception (November 22, 2011) to December 31, 2012
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$-	-	$-	-
Borrowings	-	-	-	-
Net investment income (1)	1,081	100%	-	-
Capital gain proceeds from sale of assets	-	-	-	-
Non-capital gain proceeds from the sale of assets	-	-	-	-
Distributions on account of preferred and common equity	-	-	-	-
Fee waivers from Advisers	-	-	-	-
Total	$1,081	100%	$-	-

(1)	During the year ended December 31, 2012, 99.2% of the Company’s gross investment income was attributable to cash interest earned and 0.8% was attributable to non-cash accretion of premium and amortization of discount.

The Company’s distributions may exceed its earnings, especially during the period before it has substantially invested the proceeds from the Offering. As a result, a portion of the distributions it makes may represent a return of capital for U.S. federal income tax purposes. See Note 7 – Taxable Income for further information.

The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.

Note 7 – Taxable Income

The Company intends to elect to be treated for U.S. federal income tax purposes as a RIC. As a RIC, the Company generally will not pay corporate-level U.S. federal income taxes on net ordinary income or capital gains that the Company distributes to its stockholders from taxable earnings and profits as distributions. The Company must generally distribute at least 90% of its investment company taxable income to qualify for pass-through tax treatment and to maintain its RIC status. As a part of maintaining RIC status, undistributed taxable income (subject to a 4% excise tax) pertaining to a given taxable year may be distributed up to 12 months subsequent to the end of that taxable year, provided such distributions are declared prior to the filing of the federal income tax return for the prior year. The Company estimates that approximately $117,000, or $0.09 per share, of our taxable income for 2012 will be distributed in 2013, prior to the filing of our federal income tax return for our 2012 taxable year, and, therefore, will be subject to the 4% nondeductible excise tax.

Ordinary distributions from a RIC do not qualify for the 20% maximum federal income tax rate on dividend income from domestic corporations and qualified foreign corporations, except to the extent that the RIC received the income in the form of qualifying dividends from domestic corporations and qualified foreign corporations. The tax attributes for distributions will generally include both ordinary income and capital gains but may also include qualified dividends or return of capital.

In the period prior to the Merger Transaction, January 1, 2012 through May 31, 2012, HMS Income LLC’s taxable income was approximately $541,000. For the RIC taxable year starting June 1, 2012 through December 31, 2012 the Company’s net investment income on a tax basis was approximately $611,000 and included distributions made in the year ended December 31, 2012, January 2013, and a portion of the distribution made in February 2013. At December 31, 2012, the aggregate cost of the Company’s investments for federal income tax purposes was approximately $16 million and the aggregate net unrealized appreciation on a tax-basis was approximately $132,000.

The determination of the tax attributes of the Company’s distributions were made annually at the end of the Company’s taxable year based upon the Company’s taxable income for the full year and distributions paid for the full year. The actual tax characteristics of distributions to stockholders were reported to stockholders annually on a Form 1099-DIV.

Note 8 – Supplemental Cash Flow Disclosures

Listed below are the supplemental cash flow disclosures for the year ended December 31, 2012 and for the period from inception (November 22, 2011) to December 31, 2011 (in thousands):

Supplemental Disclosure of Cash Flow Information	Year Ended December 31, 2012	Period from inception (November 22, 2011) to December 31, 2011
Interest Paid	$252	$-
Taxes Paid	$-	$-

Supplemental Disclosure of Non-Cash Flow Information
Distributions declared and unpaid	$76	$-
Sale of investments to Main Street Capital Corporation	$2,250	$-
Investments acquired from Main Street Capital Corporation	$2,250	$-
Unpaid deferred offering costs	$2,529	$-
Unpaid deferred financing costs	$111	$-

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

Pursuant to the Advisory Agreement, the Company pays the Adviser a management fee and incentive fees as compensation for the services described above. The management fee is calculated at an annual rate of 2% of the Company’s average gross assets. The management fee is payable quarterly in arrears, and is calculated based on the average value of the Company’s gross assets at the end of the two most recently completed calendar quarters. The management fee is expensed as incurred.

The incentive fees consist of two parts. The first part, referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears based on pre-incentive fee net investment income for the immediately preceding quarter. The subordinated incentive fee on income is equal to 20% of the Company’s pre-incentive fee net investment income for the immediately preceding quarter, expressed as a quarterly rate of return on adjusted capital at the beginning of the most recently completed calendar quarter, exceeding 1.875% (7.5% annualized), subject to a “catch up” feature. For purposes of this fee and the subordinated liquidation incentive fee below, adjusted capital means cumulative gross proceeds generated from sales of the Company’s common stock (including proceeds from the Company’s distribution reinvestment plan) reduced for non-liquidating distributions, other than distributions of profits, paid to the Company’s stockholders and amounts paid for share repurchases pursuant to the Company’s share repurchase program. The subordinated incentive fee on income is expensed in the quarter in which it is incurred.

The second part of the incentive fee, referred to as the incentive fee on capital gains, is an incentive fee on capital gains earned from the portfolio of the Company and is determined and payable in arrears as of the end of each calendar year (or upon termination of the Advisory Agreement). This fee equals 20.0% of the Company’s incentive fee capital gains, which equals the Company’s realized capital gains on a cumulative basis from inception, calculated as of the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. During the course of the year, an estimate of the incentive fee on capital gains is calculated. If it is determined that the incentive fee on capital gains has been earned, it is expensed as incurred.

The Company and the Advisers have entered into a Conditional Fee Waiver Agreement pursuant to which, for a period from June 4, 2012 to June 3, 2013, the Advisers agree to waive the base management fee and the incentive fees to the extent that distributions declared and payable would represent a return of capital for purposes of U.S. federal income tax. On March 26, 2013, the Company and the Advisers amended and restated the Conditional Fee Waiver Agreement to extend the fee waiver period through September 30, 2013. For the year ended December 31, 2012, the Company incurred, and the Advisers waived, base management fees of approximately $232,000, capital gains incentive fees of $3,000 and subordinated incentive fees on income of approximately $123,000. The agreement also contains a clause providing for the conditional repayment of waived fees that expires three years after the last quarter in which fees were waived. This clause states that subject to the approval of the Company and its board of directors, in future periods, previously waived fees may be paid to the Advisers, on a quarterly basis, if the Company’s net increase in net assets resulting from operations exceeds the amount of cumulative distributions paid to stockholders in each respective quarter.

Pursuant to the Advisory Agreement and Sub-Advisory Agreement, the Company is required to pay or reimburse to the Advisers for administrative services expenses which include all costs and expenses related to the day-to-day administration and management of the Company not related to advisory services. For the year ended December 31, 2012, the Company incurred, and the Advisers waived the reimbursement of administrative services expenses of approximately $438,000.

As discussed in Note 2 – Basis of Presentation and Summary of Significant Accounting Policies – Organizational and Offering Costs, as of December 31, 2012 and December 31, 2011, the Adviser and Sub-Adviser incurred approximately $2.5 million and $911,000, respectively, of Offering costs on the Company’s behalf. On the execution of the Advisory Agreement and Sub-Advisory Agreement, on May 31, 2012, the Company recorded a due to affiliate liability and capitalized the deferred Offering costs as it is expected that the Company will reimburse the Advisers for these costs. As of December 31, 2012, the balance of the due to affiliate liability was $2.5 million. Commencing with its initial closing, which occurred on September 17, 2012, and continuing with every closing thereafter, 1.5% of the proceeds of such closings will be amortized as a charge to additional paid in capital and a reduction of deferred offering costs, until such asset is fully amortized. As of December 31, 2012, approximately $21,000 has been amortized. The Company expects to reimburse the Advisers for such costs incurred on its behalf on a monthly basis up to a maximum aggregate amount of 1.5% of the gross Offering proceeds. Pursuant to the terms of the Advisory Agreement and Sub-Advisory Agreement, the Adviser and Sub-Adviser will be responsible for the payment of organizational and Offering expenses to the extent they exceed 1.5% of gross proceeds from the Offering.

The table below outlines fees incurred and expense reimbursements payable to Hines, Main Street and their affiliates for the year ended December 31, 2012 and the period from inception (November 22, 2011) to December 31, 2011, and amounts unpaid as of December 31, 2012 and December 31, 2011. A description of each of the fees included in the table follows (in thousands).

	Incurred		Unpaid
Type and Recipient	Year Ended December 31, 2012	Period from Inception (November 22, 2011) to December 31, 2011	As of December 31, 2012	As of December 31, 2011

Management Fees (1) - the Adviser, Sub-Adviser	$-	$-	$-	$-
Incentive Fee on Income (1) - the Adviser, Sub-Adviser	-	-	-	-
Capital Gains Incentive Fee (1) - the Adviser, Sub-Adviser	-	-	-	-
Offering Costs- the Adviser	2,529	-	2,529	-
Other (2) - the Adviser	393	-	393	-
Interest Expense – Main Street Capital Corporation	101	14	-	14
Note payable – Main Street Capital Corporation	-	7,500	-	7,500
Management Fees (3) – Main Street Capital Corporation	15	-	-	-
Selling Commissions - Dealer Manager	76	-	-	-
Dealer Manager Fee - Dealer Manager	33	-	-	-
Total	$3,147	$7,514	$2,922	$7,514

(1)	Net of amounts waived by the Adviser and Sub-Adviser.
(2)	Includes amounts the Adviser paid on behalf of the Company such as general and administrative services expenses.
(3)	On the date of the Merger Transaction, fees related to the servicing of HMS Income LLC’s investment portfolio ceased, however, the servicing agreement remains in effect.

Note 10 – Subsequent Events

On January 7, 2013, the Company received and accepted the resignation of Phil D. Wedemeyer as a member of the Company’s board of directors, effective January 15, 2013. Mr. Wedemeyer tendered his resignation as a result of his acceptance of a position that would make Mr. Wedemeyer no longer qualify as an independent director of the Company. Mr. Wedemeyer served as a member of the Company’s Nominating and Corporate Governance Committee and Conflicts Committee and as the Chairman of the Audit Committee. John O. Niemann, Jr., a member of the Company’s Audit Committee, replaced Mr. Wedemeyer as the Chairman of the Audit Committee.

On February 25, 2013, the board of directors received and accepted the resignation of Vincent D. Foster as a member of the Company’s board of directors effective February 25, 2013. Mr. Foster tendered his resignation in order to allow the Company to comply with 1940 Act which requires a majority of the members of the board of directors to be independent. Upon the addition of another independent director, it is expected that a senior officer of Main Street will join the board of directors.

On February 25, 2013, (1) the board of directors received and accepted notice of Charles N. Hazen’s decision to retire from his role as Chief Executive Officer of the Company and the general partner of the Adviser (2) the board of directors appointed Sherri W. Schugart as the Company's President and Chief Executive Officer; and (3) Ms. Schugart resigned as the Chief Operating Officer of the general partner of the Adviser, which position will be left unfilled, and was appointed its President and Chief Executive Officer. In addition to Mr. Hazen’s retirement from the positions described above, Mr. Hazen resigned as a director of Hines Securities, Inc., the Company’s dealer-manager, for which Ms. Schugart currently serves as a director. Mr. Hazen's retirement and the resignations and appointments described above were effective March 15, 2013. Mr. Hazen will continue to serve as the Chairman of the board of directors, and will also remain an employee of Hines for one year following his retirement to participate in and advise on various matters within Hines.

On March 25, 2013, with the authorization of the Company’s board of directors, the Company declared distributions to its stockholders for the period of April 2013 through June 2013. These distributions will be calculated based on stockholders of record each day from April 1, 2013 through June 30, 2013 in an amount equal to $0.00191781 per share, per day (which represents an annualized distribution yield of 7% based on the Company's current public offering price of $10.00 per share, if it were maintained everyday for a twelve-month period). Distributions are paid on the first business day following the completion of each month to which they relate.

During the period from January 1, 2013 through March 26, 2013, the Company sold three debt investments for approximately $2.1 million, received repayment of three debt investments of approximately $2.9 million and purchased seven debt investments for approximately $5.6 million. These transactions resulted in a change in the Company’s weighted average effective yield from approximately 9.9% as of December 31, 2012 to approximately 8.5% as of March 26, 2013.

On March 26, 2013, the Company and the Advisers amended and restated the Conditional Fee Waiver Agreement which extended the fee waiver period through September 30, 2013.

Note 11 – Quarterly Financial Data (UNAUDITED)

The following table presents selected unaudited quarterly financial data for each quarter during the year ended December 31, 2012 and for the period from inception (November 22, 2011) to December 31, 2011 (in thousands except per share and per unit amounts):

	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Total interest income	$415	$410	$464	$584
Net investment income	$339	$271	$262	$262
Net realized gain from investments	$-	$-	$12	$2
Net unrealized appreciation (depreciation)	$155	$(2)	$33	$(99)
Net increase in net assets resulting from operations	$494	$269	$307	$165
Net investment income per share/unit – basic and diluted	$0.30	$0.24	$0.23	$0.22
Net increase in net assets resulting from operations per share/unit – basic and diluted	$0.44	$0.24	$0.27	$0.13

Period from Inception
(November 22, 2011) to
December 31, 2011
Total interest income	$90
Net investment income	$56
Net realized gain from investments	$-
Net unrealized appreciation (depreciation)	$(36)
Net increase in net assets resulting from operations	$20
Net investment income per share/unit - basic and diluted	$0.05
Net increase in net assets resulting from operations per share/unit - basic and diluted	$0.02

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2012, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control Over Financial Reporting

During the year ended December 31, 2012, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

On March 25, 2013, the board of directors approved the Amended and Restated Bylaws of the Company.  The Amended and Restated Bylaws amend Article III, Section 2 of the Company’s bylaws to explicitly provide that the number of directors that comprise the Company’s board of directors shall not be less than three, except for a period of up to 60 days after the death, removal or resignation of a director pending the election of such director’s successor.  The Amended and Restated Bylaws, as approved by the board of directors, became effective immediately on March 25, 2013 and a complete copy of the same is being filed herewith as Exhibit 3.2.

On March 26, 2013, we entered into an amended and restated conditional fee waiver agreement (“Amended and Restated Agreement”) with our Adviser, Main Street and Main Street Partners that amends and restates the Conditional Fee Waiver Agreement pursuant to which for a period from June 4, 2012 to June 3, 2013, the Advisers agreed to waive the base management fee and the incentive fees to the extent that distributions declared and payable would represent a return of capital for purposes of U.S. federal income tax. Pursuant to the Amended and Restated Agreement, our Advisers have agreed to extend the waiver period until September 30, 2013. The foregoing summary does not describe all of the terms contained in the Amended and Restated Agreement and is subject to and qualified in its entirety by reference to the Amended and Restated Agreement, a copy of which is attached as Exhibit 10.11 to this annual report on Form 10-K, and the terms of which are incorporated herein by reference.

PART III

We will file a definitive Proxy Statement for our 2013 Annual Meeting of Stockholders with the Securities and Exchange Commission (the “SEC”), pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to our definitive Proxy Statement relating to the Company’s 2012 Annual Meeting of Stockholders, to be filed with the SEC no later than April 30, 2013.

Item 11.  Executive Compensation

The information required by this Item is incorporated by reference to our definitive Proxy Statement relating to the Company’s 2012 Annual Meeting of Stockholders, to be filed with the SEC no later than April 30, 2013.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to our definitive Proxy Statement relating to the Company’s 2012 Annual Meeting of Stockholders, to be filed with the SEC no later than April 30, 2013.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to our definitive Proxy Statement relating to the Company’s 2012 Annual Meeting of Stockholders, to be filed with the SEC no later than April 30, 2013.

Item 14.  Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to our definitive Proxy Statement relating to the Company’s 2012 Annual Meeting of Stockholders, to be filed with the SEC no later than April 30, 2013.

PART IV

Item 15. Exhibits, Financial Statement Schedules

a.	The following financial statements are set forth in Item 8:

Financial Statements as of December 31, 2012 and 2011 and for the Year Ended December 31, 2012, and the Period from Inception (November 22, 2011) to December 31, 2011

b.     No financial statement schedules are being filed because the required information is not applicable or is presented in the consolidated financial statements or notes.

c.    The following exhibits are filed as part of this annual report on Form 10-K or hereby incorporated by reference to exhibits previously filed with the SEC:

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

3.2	Amended and Restated Bylaws (filed herewith).

4.1	Distribution Reinvestment Plan (filed as Exhibit (e) to Post-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-178548), filed on September 28, 2012 and incorporated herein by reference).

4.2	Form of Subscription Agreement (filed as Appendix A to the Registrant’s prospectus supplement to the final prospectus dated June 11, 2012, filed pursuant to Rule 497 (File No. 333-178548), filed on September 28, 2012 and incorporated herein by reference).

10.1	Loan and Security Agreement (filed as Exhibit (k)(2) to the Registrant’s Registration Statement on Form N-2 (File No. 333-178548), filed on December 16, 2011 and incorporated herein by reference).

10.2	Investment Advisory and Administrative Services Agreement between the Registrant and HMS Adviser LP (filed as Exhibit (g)(1) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-178548), filed on May 31, 2012 and incorporated herein by reference).

10.3	Investment Sub-Advisory Agreement between the Registrant, HMS Adviser LP, Main Street Capital Partners, LLC and Main Street Capital Corporation (filed as Exhibit (g)(2) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-178548), filed on May 31, 2012 and incorporated herein by reference).

10.4	Dealer Manager Agreement between the Registrant and Hines Securities, Inc. (filed as Exhibit (h)(1) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-178548), filed on May 31, 2012 and incorporated herein by reference).

10.5	Custody Agreement between the Registrant and Amegy Bank National Association (filed as Exhibit (j) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-178548), filed on May 31, 2012 and incorporated herein by reference).

10.6	Conditional Fee Waiver Agreement between the Registrant, HMS Adviser LP and Main Street Capital Partners, LLC (filed as Exhibit (k)(1) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-178548), filed on May 31, 2012 and incorporated herein by reference).

10.7	Credit Agreement among the Registrant and Capital One, National Association (filed as Exhibit (k)(4) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-178548), filed on May 31, 2012 and incorporated herein by reference).

10.8	Form of Indemnification for Affiliated Directors and Officers (filed as Exhibit (k)(5) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-178548), filed on May 31, 2012 and incorporated herein by reference).

10.9	Form of Indemnification for Independent Directors (filed as Exhibit (k)(6) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-178548), filed on May 31, 2012 and incorporated herein by reference).

10.10	Escrow Agreement between the Registrant, Hines Securities, Inc. and UMB Bank, N.A. (filed as Exhibit (k)(7) to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form N-2 (File No. 333-178548), filed on June 25, 2012 and incorporated herein by reference).

10.11	Amended and Restated Conditional Fee Waiver Agreement between the Registrant, HMS Adviser LP, Main Street Capital Corporation and Main Street Capital Partners, LLC (filed herewith).

14.1	Code of Ethics of the Registrant (filed as Exhibit (r)(1) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-178548), filed on May 31, 2012 and incorporated herein by reference).

14.2	Code of Ethics of HMS Adviser LP (filed as Exhibit (r)(2) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-178548), filed on May 31, 2012 and incorporated herein by reference).

14.3	Amended and Restated Code of Ethics of Main Street Capital Corporation and Main Street Capital Partners, LLC (filed as Exhibit (r)(3) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-178548), filed on May 31, 2012 and incorporated herein by reference).

14.4	Code of Ethics of Hines Securities, Inc. (filed as Exhibit (r)(4) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-178548), filed on May 31, 2012 and incorporated herein by reference).

31.1	Certification of President and Chief Executive Officer of the Registrant, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

31.2	Certification of Chief Financial Officer of the Registrant, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

32.1	Certification of President and Chief Executive Officer and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith).

* * * * * *

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HMS INCOME FUND, INC.

Date: March 27, 2013	By:	/s/ SHERRI W. SCHUGART
Sherri W. Schugart
President and Chief Executive Officer

Date: March 27, 2013	By:	/s/ RYAN T. SIMS
Ryan T. Sims
Chief Financial Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/ Charles N. Hazen	Chairman of the Board of Directors	March 27, 2013
Charles N. Hazen

s/ Sherri W. Schugart	President and Chief Executive Officer	March 27, 2013
Sherri W. Schugart	(Principal Executive Officer)

/s/ Ryan T. Sims	Chief Financial Officer and Secretary	March 27, 2013
Ryan T. Sims	(Principal Accounting and Financial Officer)

/s/ John O. Niemann, Jr.	Director	March 27, 2013
John O. Niemann, Jr.

/s/ Peter Shaper	Director	March 27, 2013
Peter Shaper

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger (filed as Exhibit (k)(3) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-178548), filed on May 31, 2012 and incorporated herein by reference).

3.1

Articles of Amendment and Restatement (filed as Exhibit (a)(2) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-178548), filed on May 31, 2012 and incorporated herein by reference).

3.2	Amended and Restated Bylaws (filed herewith).

4.1	Distribution Reinvestment Plan (filed as Exhibit (e) to Post-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-178548), filed on September 28, 2012 and incorporated herein by reference).

4.2	Form of Subscription Agreement (filed as Appendix A to the Registrant’s prospectus supplement to the final prospectus dated June 11, 2012, filed pursuant to Rule 497 (File No. 333-178548), filed on September 28, 2012 and incorporated herein by reference).

10.1	Loan and Security Agreement (filed as Exhibit (k)(2) to the Registrant’s Registration Statement on Form N-2 (File No. 333-178548), filed on December 16, 2011 and incorporated herein by reference).

10.2	Investment Advisory and Administrative Services Agreement between the Registrant and HMS Adviser LP (filed as Exhibit (g)(1) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-178548), filed on May 31, 2012 and incorporated herein by reference).

10.3	Investment Sub-Advisory Agreement between the Registrant, HMS Adviser LP, Main Street Capital Partners, LLC and Main Street Capital Corporation (filed as Exhibit (g)(2) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-178548), filed on May 31, 2012 and incorporated herein by reference).

10.4	Dealer Manager Agreement between the Registrant and Hines Securities, Inc. (filed as Exhibit (h)(1) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-178548), filed on May 31, 2012 and incorporated herein by reference).

10.5	Custody Agreement between the Registrant and Amegy Bank National Association (filed as Exhibit (j) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-178548), filed on May 31, 2012 and incorporated herein by reference).

10.6	Conditional Fee Waiver Agreement between the Registrant, HMS Adviser LP and Main Street Capital Partners, LLC (filed as Exhibit (k)(1) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-178548), filed on May 31, 2012 and incorporated herein by reference).

10.7	Credit Agreement among the Registrant and Capital One, National Association (filed as Exhibit (k)(4) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-178548), filed on May 31, 2012 and incorporated herein by reference).

10.8	Form of Indemnification for Affiliated Directors and Officers (filed as Exhibit (k)(5) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-178548), filed on May 31, 2012 and incorporated herein by reference).

10.9	Form of Indemnification for Independent Directors (filed as Exhibit (k)(6) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-178548), filed on May 31, 2012 and incorporated herein by reference).

10.10	Escrow Agreement between the Registrant, Hines Securities, Inc. and UMB Bank, N.A. (filed as Exhibit (k)(7) to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form N-2 (File No. 333-178548), filed on June 25, 2012 and incorporated herein by reference).

10.11	Amended and Restated Conditional Fee Waiver Agreement between the Registrant, HMS Adviser LP, Main Street Capital Corporation and Main Street Capital Partners, LLC (filed herewith).

14.1	Code of Ethics of the Registrant (filed as Exhibit (r)(1) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-178548), filed on May 31, 2012 and incorporated herein by reference).

14.2	Code of Ethics of HMS Adviser LP (filed as Exhibit (r)(2) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-178548), filed on May 31, 2012 and incorporated herein by reference).

14.3	Amended and Restated Code of Ethics of Main Street Capital Corporation and Main Street Capital Partners, LLC (filed as Exhibit (r)(3) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-178548), filed on May 31, 2012 and incorporated herein by reference).

14.4	Code of Ethics of Hines Securities, Inc. (filed as Exhibit (r)(4) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-178548), filed on May 31, 2012 and incorporated herein by reference).

31.1	Certification of President and Chief Executive Officer of the Registrant, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

31.2	Certification of Chief Financial Officer of the Registrant, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

32.1	Certification of President and Chief Executive Officer and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith).

