Form 10-Q
period 2013-03-31
HMS INCOME FUND, INC.
filed 2013-05-15
CIK 1535778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The issuer has 1,953,255 shares of common stock outstanding as of May 14, 2013.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

HMS Income Fund, Inc.

Balance Sheets

(in thousands, except per share amounts)

	March 31, 2013 (Unaudited)	December 31, 2012
ASSETS

Portfolio investments at fair value:
Non-Control/Non-Affiliate investments (amortized cost: $17,004 and $16,081 as of March 31, 2013 and December 31, 2012, respectively)	$17,262	$16,132
Total portfolio investments	17,262	16,132

Cash and cash equivalents	3,384	1,832
Interest receivable	94	58
Prepaid and other assets	33	82
Due from Main Street Capital Corporation	37	1,003
Deferred offering costs	3,055	2,508
Deferred financing costs (net of accumulated amortization of $72 and $50 as of March 31, 2013 and December 31, 2012, respectively)	189	210
Total assets	$24,054	$21,825

LIABILITIES

Accounts payable and other liabilities	$79	$114
Payable for unsettled trades	747	290
Stockholder distributions payable	90	76
Due to affiliates	3,139	2,922
Note payable	6,000	7,000
Total liabilities	10,055	10,402

NET ASSETS

Common Stock, $0.001 par value; 150,000,000 shares authorized, 1,573,072 and 1,289,472 issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	2	1
Additional paid in capital	13,758	11,248
Accumulated net investment income, net of stockholder distributions	(19)	109
Accumulated net realized gain on investment, net of stockholder distributions	-	14
Net unrealized appreciation	258	51
Total net assets	13,999	11,423

Total liabilities and net assets	$24,054	$21,825

Net asset value per share	$8.90	$8.86

See notes to the financial statements.

HMS Income Fund, Inc.

Statements of Operations

(in thousands, except shares and per share and per unit amounts)

(Unaudited)

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
INVESTMENT INCOME:

Interest income:
Non-Control/Non-Affiliate investments	$392	$415

Total interest income	392	415

EXPENSES:
Interest expense	77	67
Base management fee	84	-
Internal administrative services expenses	233	-
Professional fees	115	-
Insurance	46	-
Other general and administrative	53	9
Expenses before fee and expense waivers	608	76
Waiver of base management fee	(84)	-
Waiver of internal administrative services expenses	(233)	-
Total expenses, net of fee and expense waivers	291	76

NET INVESTMENT INCOME	101	339

NET UNREALIZED APPRECIATION
Non-Control/Non-Affiliate investments	207	155
Total net unrealized appreciation	207	155

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$308	$494

NET INVESTMENT INCOME PER SHARE/UNIT – BASIC AND DILUTED	$0.07	$0.31
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE/UNIT – BASIC AND DILUTED	$0.22	$0.44
STOCKHOLDER DISTRIBUTIONS DECLARED PER SHARE/UNIT	$0.17	$-
WEIGHTED AVERAGE SHARES/UNITS OUTSTANDING – BASIC AND DILUTED	1,407,778	1,111,111

See notes to the financial statements.

HMS Income Fund, Inc.

Statement of Changes in Net Assets

For the Three Months Ended March 31, 2013 and 2012

(in thousands, except number of units and number of shares)

(Unaudited)

	Membership Interests
	Number of Units	Par Value	Additional Paid-In Capital	Accumulated Net Investment Income, Net of Stockholder Distributions	Net Unrealized (Depreciation) Appreciation	Total Net Assets
Balance at December 31, 2011	1,111,111	$1	$9,999	$56	$(36)	$10,020
Net increase in net assets resulting from operations	-	-	-	339	155	494
Balance at March 31, 2012	1,111,111	$1	$9,999	$395	$119	$10,514

	Common Stock			Accumulated Net Investment Income, Net of	Accumulated Net Realized Gain, net of
	Number of Shares	Par Value	Additional Paid- In Capital	Stockholder Distributions	Stockholder Distributions	Net Unrealized Appreciation	Total Net Assets
Balance at December 31, 2012	1,289,472	$1	$11,248	$109	$14	$51	$11,423
Issuance of common stock	283,600	1	2,815	-	-	-	2,816
Selling commissions and dealer manager fees	-	-	(263)	-	-	-	(263)
Offering costs	-	-	(42)	-	-	-	(42)
Stockholder distributions declared	-	-	-	(229)	(14)	-	(243)
Net increase in net assets resulting from operations	-	-	-	101	-	207	308
Balance at March 31, 2013	1,573,072	$2	$13,758	$(19)	$-	$258	$13,999

See notes to the financial statements.

HMS Income Fund, Inc.

Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES

Net increase in net assets resulting from operations	$308	$494
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:

Repayments received, sales of investments in portfolio companies	5,170	126
Investments in portfolio companies	(6,096)	-
Net unrealized (appreciation) of portfolio investments	(207)	(155)
Amortization of deferred financing costs	22	7
Accretion of unearned income	3	(8)
Net payment-in-kind interest accrual	-	(16)

Changes in other assets and liabilities:

Interest receivable	(36)	(28)
Prepaid and other assets	49	-
Due from Main Street Capital Corporation	966	(124)
Due to affiliates	(169)	5
Accounts payable and other liabilities	(35)	-
Payable for unsettled trades	457	-
Net cash provided by operating activities	432	301

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	2,754	-
Payment of selling commissions and dealer manager fees	(263)	-
Payment of stockholder distributions	(209)	-
Principal payment on note payable	(1,000)	-
Payment of Offering costs	(63)	-
Payment of deferred financing costs	(99)	(10)
Net cash provided by (used in) financing activities	1,120	(10)

Net increase in cash and cash equivalents	1,552	291

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF PERIOD	1,832	942

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$3,384	$1,233

See notes to the financial statements.

HMS Income Fund, Inc.

Schedule of Investments

As of March 31, 2013

(dollars in thousands)

(Unaudited)

		Principal	Cost	Fair
Portfolio Company / Type of Investment (1)	Industry	(5)	(5)	Value
Non-Control/Non-Affiliate Investments (2)
Ameritech College Operations, LLC, 18% Secured Debt (Maturity –March 9, 2017)	For-Profit Nursing and Healthcare College	$750	$750	$750
CDC Software Corporation, LIBOR plus 6%, Current Coupon 7.25%, Senior Secured Debt (Maturity – August 6, 2018) (6)	Enterprise Application Software	746	740	752
California Healthcare Medical Billing, Inc., 12% Secured Debt (Maturity – October 17, 2015)	Outsourced Billing and Revenue Cycle Management	750	750	750
Collective Brands Finance, Inc., LIBOR Plus 6.00%, Current Coupon 7.25%, Secured Debt (Maturity – September 19, 2019) (6)	Specialty Footwear Retailer	500	500	508
Fishnet Security, Inc., LIBOR Plus 6.50%, Current Coupon 7.75%, Secured Debt, (Maturity – November 30, 2017) (6)	Information Technology Value-Added Reseller	1,995	1,976	1,995
Ipreo Holdings LLC, LIBOR Plus 5.25%, Current Coupon 6.50%, Secured Debt (Maturity – August 5, 2017) (6)	Application Software for Capital Markets	734	722	743
Mitel US Holdings, Inc., LIBOR Plus 5.75%, Current Coupon 7.00%, Secured Debt (Maturity – February 27, 2019) (6)	Enterprise IP Telephony Provider	1,000	990	1,003
National Vision, Inc., LIBOR Plus 5.75%, Current Coupon 7.00%, Secured Debt (Maturity – August 2, 2018) (6)	Discount Optical Reseller	741	730	750
Orbitz Worldwide Inc., LIBOR Plus 6.75%, Current Coupon 8.00%, Secured Debt (Maturity – March 25, 2019) (6) (7)	Online Travel Agent	500	495	506
Panolam Industries International, Inc., LIBOR plus 6.00%, Current Coupon 7.25%, Secured Debt (Maturity – August 23, 2017) (6)	Decorative Laminate Manufacturer	705	698	705
Sotera Defense Solutions, Inc., LIBOR Plus 6.00%, Current Coupon 7.50%, Secured Debt (Maturity – April 22, 2017) (6)	Defense Industry Intelligence Services	997	961	987
Sutherland Global Services, Inc., LIBOR Plus 6.00%, Current Coupon 7.25%, Secured Debt (Maturity – March 6, 2019) (6)	Business Process Outsourcing Provider	1,000	980	993
Tervita Corporation, LIBOR Plus 5.00%, Current Coupon 6.25%, Secured Debt (Maturity – May 15, 2018) (6) (7)	Oil and Gas Environmental Services	500	495	507
Therakos, Inc., LIBOR Plus 6.25%, Current Coupon 7.50%, Secured Debt (Maturity – December 27, 2017) (6)	Immune System Disease Treatment	998	967	1,000
UniTek Global Services, Inc., LIBOR Plus 7.50%, Current Coupon 9.00%, Secured Debt (Maturity – April 15, 2018) (6)	Provider of Outsourced Infrastructure Services	1,466	1,425	1,462
Universal Fiber Systems, LLC, LIBOR plus 5.75%, Current Coupon 7.50%, Secured Debt (Maturity – June 26, 2015) (6)	Manufacturer of Synthetic Fibers	1,863	1,832	1,835
VFH Parent LLC, LIBOR Plus 4.5%, Current Coupon 5.75%, Secured Debt (Maturity – July 8, 2016) (6)	Electronic Trading and Market Making	608	598	615
Visant Corporation, LIBOR Plus 4.00%, Current Coupon 5.25%, Secured Debt (Maturity – December 22, 2016) (6)	School Affinity Stores	691	691	673
Wenner Media, LLC, LIBOR Plus 9.50%, Current Coupon 10.75%, Secured Debt (Maturity – February 12, 2018) (6)	Magazine Operator	730	704	728
Total Non-Control/Non-Affiliate Investments (2) (3) (4) - 100% (of total Portfolio Investments at fair value)			$17,004	$17,262

(1)	See Note 3 – Fair Value Hierarchy for Investments for summary geographic location of portfolio companies.
(2)	Non-Control/Non-Affiliate investments are defined by the Investment Company Act of 1940, as amended (the “1940 Act”) as investments that are neither Control investments nor Affiliate investments.
(3)	Control investments are defined by the 1940 Act as investments in which more than 25% of the voting securities are owned or where the ability to nominate greater than 50% of the board representation is maintained. As of March 31, 2013, the Company did not own any Control investments.
(4)	Affiliate investments are defined by the 1940 Act as investments in which between 5% and 25% of the voting securities are owned, or an investment in an investment company’s investment adviser, and the investments are not classified as Control investments. As of March 31, 2013, the Company did not own any Affiliate investments.
(5)	Principal is net of payments. Cost represents amortized cost which is net of repayments and adjusted for the amortization of premiums and/or accretion of discounts, as applicable.
(6)	Index based floating interest rate is subject to contractual minimum interest rates.
(7)	The investment is not a qualifying asset under the 1940 Act. A business development company (“BDC”) may not acquire any asset other than qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of the BDC's total assets.

See notes to the financial statements.

HMS Income Fund, Inc.

Schedule of Investments

As of December 31, 2012

(dollars in thousands)

		Principal	Cost	Fair
Portfolio Company / Type of Investment (1)	Industry	(5)	(5)	Value
Non-Control/Non-Affiliate Investments (2)
Ameritech College Operations, LLC, 18% Secured Debt (Maturity –March 9, 2017)	For-Profit Nursing and Healthcare College	$750	$750	$750
CDC Software Corporation, LIBOR plus 6%, Current Coupon 7.25%, Senior Secured Debt (Maturity – August 6, 2018) (6)	Enterprise Application Software	748	741	752
California Healthcare Medical Billing, Inc., 12% Secured Debt (Maturity – October 17, 2015)	Outsourced Billing and Revenue Cycle Management	750	750	750
Fishnet Security, Inc., LIBOR Plus 6.50%, Current Coupon 7.75%, Secured Debt, (Maturity – November 30, 2017)	Information Technology Value-Added Reseller	2,000	1,980	1,990
Flexera Software, LLC, LIBOR plus 9.75%, Current Coupon 11.00%, Secured Debt (Maturity – September 30, 2018)(6)	Software Licensing	1,500	1,518	1,526
Ipreo Holdings LLC, LIBOR Plus 5.25%, Current Coupon 6.50%, Secured Debt (Maturity – August 5, 2017) (6)	Application Software for Capital Markets	743	730	747
IRTH Holdings, LLC, 12% Secured Debt (Maturity – December 29, 2015)	Damage Prevention Technology Information Services	686	686	686
NAPCO Precast, LLC, 18.00% Secured Debt (Maturity – January 31, 2016)	Precast Concrete Manufacturing	750	750	750
National Vision, Inc., LIBOR Plus 5.75%, Current Coupon 7.00%, Secured Debt (Maturity – August 2, 2018) (6)	Discount Optical Reseller	744	734	756
NRI Clinical Research, LLC, 14.00% Secured Debt (Maturity – September 8, 2016)	Clinical Research Center	646	646	646
Panolam Industries International, Inc., LIBOR plus 6.00%, Current Coupon 7.25%, Secured Debt (Maturity – August 23, 2017) (6)	Decorative Laminate Manufacturer	714	707	713
Phillips Plastic Corporation, LIBOR Plus 5.00%, Current Coupon 6.50%, Secured Debt (Maturity – February 12, 2017) (6)	Custom Molder of Plastics and Metals	741	735	738
Principle Environmental, LLC, 12.00% Secured Debt (Maturity – February 1, 2016)	Noise Abatement Services	750	750	750
UniTek Global Services, Inc., LIBOR Plus 7.50%, Current Coupon 9.00%, Secured Debt (Maturity – April 15, 2018) (6)	Provider of Outsourced Infrastructure Services	1,466	1,424	1,442
Universal Fiber Systems, LLC, LIBOR plus 5.75%, Current Coupon 7.50%, Secured Debt (Maturity – June 26, 2015) (6)	Manufacturer of Synthetic Fibers	1,918	1,883	1,889
VFH Parent LLC, LIBOR Plus 6.00%, Current Coupon 7.50%, Secured Debt (Maturity – July 8, 2016) (6)	Electronic Trading and Market Making	609	599	611
Visant Corporation, LIBOR Plus 4.00%, Current Coupon 5.25%, Secured Debt (Maturity – December 22, 2016) (6)	School Affinity Stores	698	698	636
Total Non-Control/Non-Affiliate Investments (2) (3) (4) - 100% (of total Portfolio Investments at fair value)			$16,081	$16,132

(1)	See Note 3 – Fair Value Hierarchy for Investments for summary geographic location of portfolio companies.
(2)	Non-Control/Non-Affiliate investments are defined by the 1940 Act as investments that are neither Control investments nor Affiliate investments.
(3)	Control investments are defined by the 1940 Act as investments in which more than 25% of the voting securities are owned or where the ability to nominate greater than 50% of the board representation is maintained. As of December 31, 2012, the Company did not own any Control investments.
(4)	Affiliate investments are defined by the 1940 Act as investments in which between 5% and 25% of the voting securities are owned, or an investment in an investment company’s investment adviser, and the investments are not classified as Control investments. As of December 31, 2012, the Company did not own any Affiliate investments.
(5)	Principal is net of payments. Cost represents amortized cost which is net of repayments and adjusted for the amortization of premiums and/or accretion of discounts, as applicable.
(6)	Index based floating interest rate is subject to contractual minimum interest rates.

See notes to the financial statements.

HMS Income Fund, Inc.

Notes to the Financial Statements

(Unaudited)

Note 1. Principal Business and Organization

HMS Income Fund, Inc. (the “Company”) was formed as a Maryland corporation on November 28, 2011 under the General Corporation Law of the State of Maryland. The Company is an externally managed, non-diversified closed-end investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company also intends to elect to be treated for U.S. federal income tax purposes for its taxable year ended December 31, 2012, and to qualify annually thereafter, as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”). The Company’s primary investment objective is to generate current income through debt and equity investments. A secondary objective of the Company is to generate long-term capital appreciation through such investments. On December 16, 2011, the Company filed a registration statement on Form N-2, as amended (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”) to register for sale up to $1.5 billion of shares of common stock (the “Offering”). Except as with respect to minimum offering requirements set by securities regulators of certain states, there is no minimum number of shares of common stock required to be sold in the Offering.

The business of the Company is managed by HMS Adviser LP (the “Adviser”), a Texas limited partnership and affiliate of Hines Interests Limited Partnership (“Hines”), pursuant to the Investment Advisory and Administrative Services Agreement (the “Advisory Agreement”), dated May 31, 2012, between the Company and the Adviser. On May 31, 2012, the Company and the Adviser entered into a sub-advisory agreement (the “Sub-Advisory Agreement”) with Main Street Capital Corporation (“Main Street”), a New York Stock Exchange listed BDC and a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and Main Street Capital Partners, LLC, a wholly-owned subsidiary of Main Street (“Main Street Partners”), to act as our investment sub-adviser to identify, evaluate, negotiate and structure prospective investments, make investment and portfolio management recommendations for approval by the Adviser, monitor our investment portfolio and provide certain ongoing internal administrative services to the Adviser. Main Street is initially providing such investment sub-advisory services to the Adviser. However, because the fees that Main Street would receive from such arrangement could have negative consequences on Main Street’s ability to meet the source-of-income requirement necessary for Main Street to maintain its RIC tax treatment, the ultimate intent is that Main Street Partners will provide such services. Main Street will need to obtain certain relief from the SEC before Main Street Partners is permitted to provide these services to the Adviser, which relief Main Street is currently seeking. However, there can be no assurance that Main Street will obtain such relief. If and when such requested no-action letter relief or similar relief is granted by the Staff, Main Street Partners will act as the Company’s investment sub-adviser instead of Main Street. The term “our Sub-Adviser,” as used herein, will refer to Main Street until such time that, if at all, the Staff grants the abovementioned requested no-action letter relief or similar relief; after which time, it will refer to Main Street Partners. We refer to the Adviser and Sub-Adviser, collectively, as the “Advisers.” Upon the execution of the Sub-Advisory Agreement, Main Street became an affiliate of the Company. The Company has engaged Hines Securities, Inc. (the “Dealer Manager”), an affiliate of the Adviser, to serve as the dealer manager for the Offering. The Dealer Manager is responsible for marketing the Company’s shares of common stock being offered pursuant to the Offering.

The Company’s predecessor-in-interest, HMS Income LLC, was formed under the Maryland Limited Liability Company Act on November 28, 2011. On December 12, 2011, an affiliate of Hines and an unaffiliated investor purchased 1,111,111 membership units of HMS Income LLC for a price of $9.00 per unit, which represents the Company’s initial public offering price in the Offering (as defined above) of $10.00 per share minus selling commissions of $0.70 per share and dealer manager fees of $0.30 per share, pursuant to a private placement, for an aggregate purchase price of $10.0 million. An executive officer of the unaffiliated investor is also an independent director of Main Street. Simultaneous with that initial capitalization, HMS Income LLC entered into a senior secured single advance term loan credit facility with Main Street in the committed principal amount of $7.5 million (the “Main Street Facility”). On December 12, 2011, HMS Income LLC fully drew the entire amount of the committed principal amount under the Main Street Facility and acquired from Main Street approximately $16.5 million of investments utilizing its initial equity investments and proceeds from the Main Street Facility.

On May 31, 2012, HMS Income LLC merged with and into the Company (the “Merger Transaction”). The Company is the surviving entity following the Merger Transaction, pursuant to the Agreement and Plan of Merger and the Articles of Merger. The Articles of Merger provided that within 48 hours prior to the Merger Transaction, a properly-constituted board of directors (with a majority of non-interested members) of the Company and the managers of HMS Income LLC would determine the net asset value of HMS Income LLC. The Agreement and Plan of Merger also provided that the outstanding membership units of HMS Income LLC would be converted into the number of shares of common stock of the Company that equal the net asset value of HMS Income LLC, as determined above, divided by $9.00 (based on the $10.00 per share initial offering price less the 10% sales load not incurred). As a result, the Hines affiliate and the unaffiliated investor exchanged a total of 1,111,111 membership units of HMS Income LLC for 1,123,157 shares of the Company s common stock. The SEC declared the Registration Statement effective on June 4, 2012, and the Offering commenced shortly thereafter. As of March 31, 2013, the Company has raised approximately $4.2 million, including proceeds from the distribution reinvestment plan of approximately $26,000.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Under the investment company rules and regulations pursuant to Article 6 of Regulation S-X, the Company is precluded from consolidating portfolio company investments, including those in which it has a controlling interest, unless the portfolio company is another investment company. An exception to this general principle occurs if the Company owns a controlled operating company whose purpose is to provide services directly to the Company such as an investment adviser or transfer agent. None of the investments made by the Company qualify for this exception. Therefore, the Company’s portfolio investments are carried on the balance sheet at fair value, as discussed below, with changes to fair value recognized as “Net Unrealized Appreciation (Depreciation)” on the Statement of Operations until the investment is realized, usually upon exit, resulting in any gain or loss on exit being recognized as a “Net Realized Gain (Loss) from Investments.”

Transactions Between Entities of Common Control

As discussed above, effective May 31, 2012, HMS Income LLC merged with and into the Company. When evaluating the accounting for this transaction, the Company determined that this was a transaction between entities under common control. Consistent with this determination, the Company recognized the assets and liabilities transferred from HMS Income LLC at their carrying amounts at the time of the Merger Transaction. The Company has reported the results of operations and cash flows for the period prior to which the Merger Transaction occurred as though the exchange of equity interests had occurred at the beginning of the period.

Reclassifications

Purchases, sales and repayments of portfolio investments previously reported as investing activities in the Statement of Cash Flows for the three months ended March 31, 2012 have been reclassified to operating activities on the Statement of Cash Flows to conform to the presentation as of March 31, 2013.

Portfolio investments previously reported at cost (purchase price less repayments) as of December 31, 2012, are now being reported at amortized cost to conform with the presentation as of March 31, 2013. Amortized cost represents purchase price less repayments adjusted for the amortization of premiums and/or accretion of discounts, as applicable.

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

On December 12, 2011, HMS Income LLC acquired interests in 17 investments from Main Street and certain of its affiliates for approximately $16.5 million, (the “Purchase Transaction”), as evidenced by an Assignment and Assumption Agreement (the “Assignment”). Concurrently with the Purchase Transaction, HMS Income LLC and Main Street Partners entered into a Servicing Agreement (the “Servicing Agreement”), pursuant to which Main Street Partners agreed to perform certain services for HMS Income LLC with respect to investments acquired in the Purchase Transaction. As of March 31, 2013, the Company owned five of the original 17 investments, and Main Street Partners continues to be the servicing agent with respect to those investments.

The legal nature of the Purchase Transaction and the intent of both HMS Income LLC and Main Street was to effectuate a sale thereby providing HMS Income LLC with an ownership of undivided interests in the acquired investments. The Purchase Transaction was originally classified as a sale under Accounting Standards Codification (“Codification” or “ASC”) 860, Transfers and Servicing (“ASC 860”) in the financial statements, as previously reported as of and for the periods ended December 31, 2011 and March 31, 2012 included in the Registration Statement, as well as in the quarterly report on Form 10-Q for the quarter ended June 30, 2012. Subsequently it was determined that, due to certain provisions within the Servicing Agreement, and in order to comply with ASC 860, the investments acquired in the Purchase Transaction should have been classified, for accounting purposes, as a secured loan to Main Street.

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

On November 2, 2012, the Company and Main Street and its affiliates amended the Assignment and amended and restated the Servicing Agreement to conform the Assignment and the Servicing Agreement with the intent of the parties at the time of the consummation of the Purchase Transaction and to account for certain changed facts and circumstances. As a result of the amended Assignment and the amended and restated Servicing Agreement, as of December 31, 2012, the Purchase Transaction was and for the subsequent periods thereafter will continue to be reported as a sale for accounting purposes under ASC 860 in the financial statements and the related investments are classified as Non-Control/Non-Affiliate investments.

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

The Company’s portfolio strategy calls for it to invest in illiquid securities issued by private companies with annual revenues generally between $10 million and $150 million. These securities are also defined herein as lower middle market (“LMM”) investments. These portfolio investments may be subject to restrictions on resale and will generally have no established trading market or generally have established markets that are inactive. The Company determines in good faith the fair value of its portfolio investments pursuant to a valuation policy in accordance with ASC 820 and a valuation process approved by the Company’s board of directors and in accordance with the 1940 Act. The Company reviews external events, including private mergers, sales and acquisitions involving comparable companies, and considers these events in the valuation process.  The Company’s valuation policy and process are intended to provide a consistent basis for determining the fair value of the portfolio.

Market quotations are generally not readily available for LMM investments. The Company uses the income approach to value its debt investments. The Company determines the fair value primarily using a yield to maturity approach that analyzes the discounted cash flows of interest and principal for the debt security, as set forth in the associated loan agreements, as well as the financial position and credit risk of each of these portfolio investments. The Company’s estimate of the expected repayment date of a debt security is generally the legal repayment date of the instrument. The yield to maturity analysis considers changes in leverage levels, credit quality, portfolio company performance and other factors. The Company will use the value determined by the yield analysis as the fair value for that security. However, it is the Company’s position that assuming a borrower is outperforming underwriting expectations and because these respective investments do not contain pre-payment penalties, the borrower would most likely prepay or refinance the borrowing at a lower rate. Therefore, the Company does not believe that a market participant would pay a premium for the investment. Also, because of the Company’s general intent to hold its loans to repayment, the Company generally does not believe that the fair value of the investment should be adjusted in excess of the face amount. However, adjustments to investment values will be made for impairments. As of March 31, 2013, and December 31, 2012, respectively, the Company owned two and six LMM investments, which had a total estimated fair value of $1.5 million and $4.3 million or approximately 9% and 27% of the Company’s portfolio investments at fair value.

The Company’s portfolio strategy also calls for it to invest primarily in private placement investments that are generally larger in size than LMM investments. Private placement investments generally have established markets that are not active; however, market quotations are generally readily available. For these private placement investments, the Company primarily uses observable inputs, such as third party quotes or other independent pricing of identical or similar assets in non-active markets, to determine the fair value of those investments. As of March 31, 2013 and December 31, 2012, respectively, the Company owned 17 and 11 private placement investments, which had a total estimated fair value of $15.8 million and $11.8 million or approximately 91% and 73% of the Company’s portfolio investments at fair value.

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

Interest Income

Interest income is recorded on the accrual basis to the extent amounts are expected to be collected. Accrued interest is evaluated periodically for collectability. When a debt security becomes 90 days or more past due, and the Company does not expect the debtor to be able to service all of its debt or other obligations, the debt security will generally be placed on non-accrual status and the Company will cease recognizing interest income on that debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. If a debt security’s status significantly improves regarding the debtor’s ability to service the debt or other obligations, or if a debt security is fully impaired, sold or written off, it will be removed from non-accrual status. As of March 31, 2013 and December 31, 2012, the Company did not have any investments that were more than 90 days past due or on non-accrual status. Additionally, the Company is not aware of any material changes to the creditworthiness of the borrowers. To date, no investment has been restructured in any way.

During the three months ended March 31, 2012, the Company held two debt instruments in its investment portfolio that contained a payment-in-kind (“PIK”) interest provision. If either of these borrowers had elected to pay, or was obligated to pay, interest under the optional PIK provision, and if deemed collectible in management’s judgment, then the interest would be computed at the contractual rate specified in the investment’s credit agreement, the computed interest would be added to the principal balance of the investment, and computed interest would be recorded as interest income. Thus, the actual collection of this interest would be deferred until the time of debt principal repayment. As of March 31, 2013, the Company did not own any debt investments that contained a PIK interest provision and all previously accrued PIK was collected upon sale prior to December 31, 2012.

Unearned Income – Original Issue Discount / Premium to Par Value

The Company may purchase debt investments at a value different than par value. For purchases at less than par value a discount is recorded, which discount is accreted into interest income based on the effective interest method over the life of the debt investment. For purchases at greater than par value, a premium is recorded, which premium is amortized as a reduction to interest income based on the effective interest method over the life of the investment. Upon repayment or sale, any unamortized discount or premium is also amortized into interest income For the three months ended March 31, 2013 and 2012, the Company accreted (amortized) approximately a net ($3,000) and $8,000, respectively, into interest income.

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

Due from Main Street

Due from Main Street represents principal and interest payments from portfolio investments serviced and received by Main Street on the Company’s behalf.  The amounts due to the Company as of March 31, 2013 and December 31, 2012 were subsequently collected in April 2013, and January 2013, respectively.

Deferred Financing Costs

Deferred financing costs represent fees and other direct costs incurred in connection with arranging the Company’s borrowings. These costs were incurred in connection with the Company’s revolving credit facility (see Note 4 to the financial statements included elsewhere in this quarterly report on Form 10-Q for a discussion regarding the Company’s credit facility) and have been capitalized. The deferred financing costs are being amortized to interest expense using the straight-line method over the life of the credit facility, which the Company believes is materially consistent with the effective interest method of amortization of the costs. Further, deferred financing costs incurred in connection with the Main Street Facility were fully amortized and written off upon retirement of the Main Street Facility. For the three months ended March 31, 2013 and 2012, the Company amortized approximately $22,000 and $7,000, respectively, into interest expense related to deferred financing costs.

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

As of March 31, 2013 and December 31, 2012, the Adviser and Sub-Adviser incurred approximately $3.1 million and $2.5 million, respectively, of Offering costs on the Company’s behalf. Upon the execution of the Advisory Agreement and Sub-Advisory Agreement, on May 31, 2012, the Company recorded a due to affiliates liability and capitalized the deferred Offering costs as it is expected that the Company will reimburse the Advisers for these costs. As of March 31, 2013, the balance of the due to affiliate liability related to organization and Offering costs was $3.05 million. Commencing with the Company’s initial closing, which occurred on September 17, 2012, and continuing with and every closing thereafter, 1.5% of the proceeds of such closings will be amortized as a charge to additional paid in capital and a reduction of deferred Offering costs, until such asset is fully amortized. As of March 31, 2013, approximately $63,000 has been amortized.  The Company expects to reimburse the Advisers for such costs incurred on its behalf on a monthly basis up to a maximum aggregate amount of 1.5% of the gross Offering proceeds. Pursuant to the terms of the Advisory and Sub-Advisory Agreements, the Adviser and Sub-Adviser will be responsible for the payment of organizational and Offering expenses to the extent they exceed 1.5% of gross proceeds from the Offering.

Payable for Unsettled Trades

The Company accepts stockholder’s subscriptions on a semi-monthly basis. For subscriptions received in the second half of the last month of the quarter, for which shares of common stock were not issued by March 31, 2013, the amounts of such subscriptions are presented as cash and as a payable for unsettled trades as of March 31, 2013. The shares were issued and outstanding on April 1, 2013.

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

The Company’s investment portfolio at March 31, 2013 and December 31, 2012 was comprised exclusively of debt securities. The fair value determination for these investments primarily consisted of both observable (Level 2) and unobservable (Level 3) inputs. The fair value determination of the Level 3 securities required one or more of the following unobservable inputs:

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

The following table presents fair value measurements of investments, by major class, as of March 31, 2013 according to the fair value hierarchy (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First Lien Secured Debt	$-	$15,762	$1,500	$17,262
Second Lien Secured Debt	-	-	-	-
Total	$-	$15,762	$1,500	$17,262

The following table presents fair value measurements of investments, by major class, as of at December 31, 2012 according to the fair value hierarchy (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First Lien Secured Debt	$-	$10,274	$4,332	$14,606
Second Lien Secured Debt	-	1,526	-	1,526
Total	$-	$11,800	$4,332	$16,132

The following table presents fair value measurements of investments segregated by the level within the fair value hierarchy as of March 31, 2013 (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
LMM portfolio investments	$-	$-	$1,500	$1,500
Private placement investments	-	15,762	-	15,762
Total portfolio investments	$-	$15,762	$1,500	$17,262

The following table presents fair value measurements of investments segregated by the level within the fair value hierarchy, as of December 31, 2012 (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
LMM portfolio investments	$-	$-	$4,332	$4,332
Private placement investments	-	11,800	-	11,800
Total portfolio investments	$-	$11,800	$4,332	$16,132

The following table presents the significant unobservable input of the Level 3 investments as of March 31, 2013 (in thousands):

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average

LMM portfolio investments	$1,500	Discounted Cash Flows	Expected Principal Recovery	-	100%
			Risk Adjusted Discount Rate	12% - 18%	15.0%

The following table presents the significant unobservable input of the Level 3 investments as of December 31, 2012 (in thousands):

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average

LMM portfolio investments	$4,332	Discounted Cash Flows	Expected Principal Recovery	-	100%
			Risk Adjusted Discount Rate	12% - 18%	14.4%

The significant unobservable input utilized in the determination of the fair value of the LMM portfolio investments is the risk adjusted discount rate utilized in the discounted cash flow approach. The discount rate is based on the underlying credit quality of the borrower as of March 31, 2013. The use of a higher discount rate would result in a lower fair value, and conversely the use of a lower discount rate would result in a higher fair value. Please see the discussion above regarding the factors that were considered in determining the appropriate discount to utilize in the valuation of these securities.

The following table provides a summary of changes in fair value of the Company’s Level 3 portfolio investments for the three months ended March 31, 2013 (in thousands):

	December 31, 2012 Fair Value	Payment-in- Kind Interest Accrual	New Investments	Redemptions/ Repayments/ Exits	Net Unrealized Appreciation (Depreciation)	March 31, 2013 Fair Value
LMM portfolio investments	$4,332	$-	$-	$(2,832)	$-	$1,500
Total	$4,332	$-	$-	$(2,832)	$-	$1,500

For the three months ended March 31, 2013, there were no transfers between Level 2 and Level 3 portfolio investments.

Portfolio Investment Composition

The composition of the Company’s investments as of March 31, 2013, at cost and fair value, was as follows (in thousands):

	Investments at Cost	Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First Lien Secured Debt	$17,004	100.0%	$17,262	100.0%
Second Lien Secured Debt	-	-	-	-
Total	$17,004	100.0%	$17,262	100.0%

The composition of the Company’s investments as of December 31, 2012, at cost and fair value, was as follows (in thousands):

	Investments at Cost	Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First Lien Secured Debt	$14,563	90.6%	$14,606	90.5%
Second Lien Secured Debt	1,518	9.4%	1,526	9.5%
Total	$16,081	100.0%	$16,132	100.0%

The composition of the Company’s investments by geographic region of the United States as of March 31, 2013, at cost and fair value, was as follows (in thousands):

	Investments at Cost	Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Northeast	$6,786	39.9%	$6,919	40.1%
Southwest	990	5.8%	1,003	5.8%
West	1,500	8.8%	1,500	8.7%
Southeast	3,523	20.8%	3,572	20.7%
Midwest	3,710	21.8%	3,761	21.8%
Non-United States	495	2.9%	507	2.9%
Total	$17,004	100.0%	$17,262	100.0%

The composition of the Company’s investments by geographic region of the United States as of December 31, 2012, at cost and fair value, was as follows (in thousands):

	Investments at Cost	Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Northeast	$4,158	25.8%	$4,149	25.7%
Southwest	750	4.7%	750	4.6%
West	2,896	18.0%	2,896	18.0%
Southeast	2,617	16.3%	2,645	16.4%
Midwest	5,660	35.2%	5,692	35.3%
Total	$16,081	100.0%	$16,132	100.0%

The composition of the Company’s total investments by industry as of March 31, 2013 and December 31, 2012, at cost was as follows:

Cost:	March 31, 2013	December 31, 2012
IT Services	17.4%	12.3%
Specialty Retail	11.3%	8.9%
Textiles, Apparel, and Luxury Goods	10.8%	11.7%
Software	8.6%	22.8%
Construction and Engineering	8.4%	13.5%
Communications Equipment	5.8%	-
Pharmaceuticals	5.7%	-
Aerospace and Defense	5.7%	-
Healthcare Services	4.4%	8.7%
Diversified Consumer Services	4.4%	4.7%
Media	4.1%	-
Building Products	4.1%	4.4%
Capital Markets	3.5%	3.7%
Oil, Gas, and Consumable Fuels	2.9%	-
Internet and Catalog Retail	2.9%	-
Chemicals	-	4.6%
Energy Equipment and Services	-	4.7%
Total	100.0%	100.0%

The composition of the Company’s total investments by industry as of March 31, 2013 and December 31, 2012, at fair value was as follows:

Fair Value:	March 31, 2013	December 31, 2012
IT Services	17.3%	12.3%
Specialty Retail	11.2%	8.6%
Textiles, Apparel, and Luxury Goods	10.6%	11.7%
Software	8.7%	23.0%
Construction and Engineering	8.5%	13.6%
Communications Equipment	5.8%	-
Pharmaceuticals	5.8%	-
Aerospace and Defense	5.7%	-
Healthcare Services	4.4%	8.6%
Diversified Consumer Services	4.3%	4.7%
Media	4.2%	-
Building Products	4.1%	4.4%
Capital Markets	3.6%	3.8%
Oil, Gas, and Consumable Fuels	2.9%	-
Internet and Catalog Retail	2.9%	-
Chemicals	-	4.6%
Energy Equipment and Services	-	4.7%
Total	100.0%	100.0%

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

On May 24, 2012, HMS Income LLC entered into a $15 million senior secured revolving credit facility with Capital One, National Association (“Capital One”) and immediately borrowed $7 million under the facility (the “Credit Facility”). The Company became the borrower under the Credit Facility as a result of the Merger Transaction. The Credit Facility has an accordion provision allowing increases in borrowing of up to $60 million, for a total facility of up to $75 million, subject to certain conditions. The proceeds from the initial borrowing and available working capital were used to retire the Main Street Facility, which had an outstanding balance of $7.5 million at the time of repayment. Borrowings under the Credit Facility bear interest, subject to the Company’s election, on a per annum basis equal to (i) the applicable LIBOR rate plus 2.75% or (ii) the base rate plus 1.5%. The base rate is defined as the higher of (a) the prime rate or (b) the Federal Funds Rate (as defined in the credit agreement) plus 0.5%. As of March 31, 2013, the Company exercised its LIBOR election, thus setting a rate of approximately 3.0%. The Company pays unused commitment fees of .25% per annum on the unused lender commitment under the Credit Facility. At March 31, 2013, the Company had $6.0 million in borrowings outstanding under the Credit Facility. Borrowings under the Credit Facility are secured by all of the Company’s assets as well as all of the assets, and a pledge of equity ownership interests, of any future subsidiaries of the Company, which would be joined as guarantors. As of March 31, 2013, the Company estimated that the fair value of the Credit Facility approximated carrying value.

The credit agreement for the Credit Facility contains affirmative and negative covenants usual and customary for leveraged financings, including, but not limited to: (i) maintaining an interest coverage ratio of at least 2.0 to 1.0 (ii) maintaining an asset coverage ratio of at least 2.25 to 1.0 and (iii) maintaining a minimum adjusted tangible net worth of at least 80% of the Company’s adjusted tangible net worth on the closing date of the Credit Facility. For the twelve months ended March 31, 2013, the Company’s interest coverage ratio was 3.8 to 1 and as of March 31, 2013, the Company’s asset coverage ratio was 3.3 to 1, and the Company’s tangible net worth was approximately 101% of the Company’s adjusted tangible net worth on the closing date of the Credit Facility. Additionally, the Company must provide information to Capital One on a regular basis, preserve the Company’s corporate existence, comply with applicable laws, including the 1940 Act, pay obligations when they become due, and invest the proceeds of the Offering in accordance with its investment objectives and strategies. Further, the credit agreement contains usual and customary default provisions including, without limitation: (i) a default in the payment of interest and principal; (ii) insolvency or bankruptcy of the Company; (iii) a material adverse change in the Company’s business; or (iv) breach of any covenant, representation or warranty in the loan agreement or other credit documents and failure to cure such breach within defined periods. As of March 31, 2013, the Company was not aware of any instances of noncompliance with covenants related to the credit agreement. The maturity date of the Credit Facility is May 24, 2015, and the Company has two, one-year extension options.

Note 5 – Financial Highlights

The following is a schedule of financial highlights of the Company for the three months ended March 31, 2013 and the year ended December 31, 2012.

Per Share/Unit Data:	Three Months Ended March 31, 2013	Year Ended December 31, 2012

Net asset value at beginning of period	$8.86	$9.02
Net investment income(1)	0.07	0.99
Net realized gain(1) (2)	-	0.01
Net unrealized appreciation (1) (2)	0.15	0.08
Net increase in net assets resulting from operations	0.22	1.08

Stockholder distributions(1)	(0.17)	(0.94)

Issuance of common stock above net asset value(3)	0.02	-
Offering costs(1)	(0.03)	-
Impact of stock dividend	-	(0.20)
Impact of merger transaction	-	(0.10)
Net decrease in net assets resulting from capital share transactions	(0.01)	(0.30)
Net asset value at end of the period	$8.90	$8.86

Shares/units outstanding at end of period	1,573,072	1,289,472
Weighted average shares/units outstanding	1,407,778	1,151,554

(1)	Based on weighted average number of shares of common stock outstanding for the period.
(2)	Change in net realized gain and net unrealized appreciation from investments can change significantly from period to period. The stockholder distributions represent the stockholder distributions declared for the period.
(3)	The continuous issuance of shares of common stock may cause an incremental increase in net asset value per share due to the sale of shares at the then prevailing public offering price and the receipt of net proceeds per share by the Company in excess of net asset value per share on each subscription closing date. The per share data was derived by computing (i) the sum of (A) the number of shares issued in connection with subscriptions and/or distribution reinvestment on each share transaction date times (B) the differences between the net proceeds per share and the net asset value per share on each share transaction date, divided by (ii) the total shares outstanding at the end of the period.

	Three Months Ended March 31, 2013	Year Ended December 31, 2012
	(in thousands, except percentages)	(in thousands, except percentages)
Net assets at end of period	$13,999	$11,423
Average net assets	$12,711	$10,488
Average Credit Facility borrowings	$6,667	$7,231

Ratios to average net assets:
Ratio of total expenses to average net assets(1) (2)	2.29%	7.05%
Ratio of total expenses, excluding interest expense, to average net assets (1) (2)	1.68%	4.03%
Ratio of net investment income to average net assets (2)	0.80%	10.81%

Portfolio turnover ratio (2)	30.96%	72.81%

Total return (2) (3)	2.40%	10.85%

(1)	For the three months ended March 31, 2013, the Advisers waived base management fees of approximately $84,000 and internal administrative services expenses of approximately $233,000. Because the Advisers’ engagement had not yet commenced, there were no waived fees for the three months ended March 31, 2012.
(2)	Not annualized for the three months ended March 31, 2013.
(3)	Total return is calculated on the change in net asset value per share, stockholder distributions declared per share and the amount of the stock dividend per share over the reporting period.

Note 6 – Stockholder Distributions

The following table reflects the cash distributions per share that the Company has declared on its common stock during the three months ended March 31, 2013 (in thousands). There were no distributions declared during the three months ended March 31, 2012.

	Distributions
For the Period Ended	Per Share	Amount
Three months ended March 31, 2013	$0.17	$243

On March 25, 2013, with the authorization of the Company’s board of directors, the Company declared distributions to its stockholders for the period of April through June 2013. These distributions have been, or will be, calculated based on stockholders of record each day from April 1, 2013 through June 30, 2013 in an amount equal to $0.00191781 per share, per day (which represents an annualized distribution yield of 7.0% based on the Company's current public offering price of $10.00 per share, if it were maintained everyday for a twelve-month period). Distributions are paid on the first business day following the completion of each month to which they relate.

The following table reflects the stock dividend per share that the Company has declared and paid on its common stock through March 31, 2013:

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

The following table reflects the sources of the cash distributions that the Company declared and, in some instances, paid on its common stock during the three months ended March 31, 2013 and 2012 (in thousands).

	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Net investment income from operations (1)	$17	7%	$-	-
Fee waivers from Advisers	84	35%	-	-
Distributions from other sources	142	58%	-	-
Total	$243	100%	$-	-

(1)	During the three months ended March 31, 2013, 97.6% of the Company’s gross investment income was attributable to cash interest earned and 2.4% was attributable to the net non-cash accretion (amortization) of premium and discount (excluding the effect of the acceleration of amortization from investment repayment or sales).

The Company has not established limits on the amount of funds that the Company may use from available sources to make distributions. The Company may fund its cash distributions from any sources of funds available, including Offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to it on account of preferred and common equity investments in portfolio companies and fee waivers from its Advisers. The Company expects that for the foreseeable future, a portion of the distributions paid will be possible as a result of fee waivers under the conditional fee waiver agreement that the Company entered into with the Advisers on May 31, 2012 (we refer to this agreement, as amended from time to time, as the “Conditional Fee Waiver Agreement”), which fee waivers may be subject to repayment by the Company, if at all, within three years from the date that each respective fee waiver was made. The purpose of this arrangement is to avoid such distributions being characterized as a return of capital for U.S. federal income tax purposes. Notwithstanding the Conditional Fee Waiver Agreement, the Company may still have distributions which could be characterized as a return of capital for tax purposes.

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

Note 7 – Taxable Income

The Company intends to elect to be treated for U.S. federal income tax purposes as a RIC. As a RIC, the Company generally will not pay corporate-level U.S. federal income taxes on net ordinary income or capital gains that the Company distributes to its stockholders from taxable earnings and profits as distributions. The Company must generally distribute at least 90% of its investment company taxable income to qualify for pass-through tax treatment and maintain its RIC status. As a part of maintaining its RIC status, undistributed taxable income (subject to a 4% excise tax) pertaining to a given taxable year may be distributed up to 12 months subsequent to the end of that taxable year, provided such distributions are declared prior to the filing of the federal income tax return for the prior year. In 2013, the Company paid approximately $6,000, representing a 4% nondeductible excise tax related to approximately $117,000, or $0.09 per share, of cumulative undistributed taxable income.

Ordinary distributions from a RIC do not qualify for the 20% maximum tax rate on dividend income from domestic corporations and qualified foreign corporations, except to the extent that the RIC received the income in the form of qualifying dividends from domestic corporations and qualified foreign corporations. The tax attributes for distributions will generally include both ordinary income and capital gains but may also include qualified dividends or return of capital.

The determination of the tax attributes of the Company’s distributions is made annually at the end of the Company’s taxable year based upon the Company’s taxable income for the full year and distributions paid for the full year. The actual tax characteristics of distributions to stockholders will be reported to stockholders annually on a Form 1099-DIV.

Note 8 – Supplemental Cash Flow Disclosures

Listed below are the supplemental cash flow disclosures for the three months ended March 31, 2013 and 2012 (in thousands):

Supplemental Disclosure of Cash Flow Information	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Interest Paid	$54	$41
Taxes Paid	$6	$-

Supplemental Disclosure of Non-Cash Flow Information
Stockholder distributions declared and unpaid	$90	$-
Stockholder distributions reinvested	$20	$-
Unpaid deferred offering costs	$3,055	$-
Unpaid deferred financing costs	$12	$-

Note 9 — Related Party Transactions and Arrangements

Advisory Agreement

As described in Note 1 – Principal Business and Organization, the business of the Company is managed by the Adviser (an affiliate of Hines), pursuant to the Advisory Agreement that was entered into on May 31, 2012. This agreement states that the Adviser will oversee the management of the Company’s activities and is responsible for making investment decisions with respect to, and providing day-to-day management and administration of, the Company’s investment portfolio. Additionally, the Adviser has engaged the Sub-Adviser pursuant to the Sub-Advisory Agreement to identify, evaluate, negotiate and structure the Company’s prospective investments, make investment and portfolio management recommendations for approval by the Adviser, monitor the Company’s investment portfolio and provide certain ongoing administrative services to the Adviser in exchange for which the Adviser will pay the Sub-Adviser fifty percent (50%) of the base management fee and incentive fees described below as compensation for its services.

Pursuant to the Advisory Agreement, the Company pays the Adviser a base management fee and incentive fees as compensation for the services described above. The base management fee is calculated at an annual rate of 2% of the Company’s average gross assets. The base management fee is payable quarterly in arrears, and is calculated based on the average value of the Company’s gross assets at the end of the two most recently completed calendar quarters. The base management fee is expensed as incurred.

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

On May 31, 2012, the Company and the Advisers entered into a Conditional Fee Waiver Agreement pursuant to which, for a period from June 4, 2012 to June 30, 2013, the Advisers agreed to waive the base management fee and the incentive fees to the extent that distributions declared and payable would represent a return of capital for U.S. federal income tax purposes. On March 26, 2013, the Company and the Advisers amended and restated the Conditional Fee Waiver Agreement to extend the fee waiver period through September 30, 2013. On May 14, 2013, the Company and the Advisers amended the Conditional Fee Waiver Agreement to provide that the fee waivers are potentially subject to repayment by the Company, if at all, within a period not to exceed three years from the date of each respective fee waiver, subject to certain conditions, rather than making this determination at the end of each respective fiscal year. The agreement contains a clause which states that subject to the approval of the Company’s board of directors, in future periods, previously waived fees may be paid to the Advisers, on a quarterly basis, if the Company’s net increase in net assets resulting from operations exceeds the amount of cumulative distributions paid to stockholders in each respective quarter. For the three months ended March 31, 2013, the Company incurred, and the Advisers waived, base management fees of approximately $84,000. Because the Advisers’ engagement had not yet commenced, there were no waived fees for the period ending March 31, 2012. Previously waived fees to the Advisers will not be accrued until they become probable and estimable. For the three months ended March 31, 2013, the Company did not record any previously waived fees to the Advisers.

Pursuant to the Advisory Agreement and Sub-Advisory Agreement, the Company is required to pay or reimburse the Advisers for internal administrative services expenses which include all costs and expenses related to the day-to-day administration and management of the Company not related to advisory services. For the three months ended March 31, 2013, the Company incurred, and the Advisers waived the reimbursement of, internal administrative services expenses of approximately $233,000. Because the Advisers’ engagement had not yet commenced, there were no waived internal administrative expenses for the period ending March 31, 2012.

The below table presents the fees and expenses waived by the Advisers:

Period Ended	Amount of Fee Waivers(1) (in thousands)	Amount of Internal Administrative Expense Waivers(2) (in thousands)	Operating Expense Ratio as of the Date of the Fee Waivers(3)	Annualized Distribution Rate as of the Date of the Fee Waivers(4)	Expiration of the Fee Waivers
June 30, 2012	$49	$25	12.08%	7.00%	June 30, 2015
September 30, 2012	$152	$129	26.39%	7.00%	September 30, 2015
December 31, 2012	$157	$284	41.20%	7.00%	December 31, 2015
March 31, 2013	$84	$233	54.59%	7.00%	March 31, 2016

(1)	Fees waived pursuant to the Conditional Fee Waiver Agreement.

(2)	The Advisers have agreed to voluntarily forgo reimbursement of internal administrative expenses through March 31, 2013. The internal administrative expenses are waived on a quarterly basis and are not eligible for future reimbursement from the Company to the Advisers.

(3)	“Operating Expense Ratio” is calculated on a quarterly basis and includes all expenses borne by the Company, except for base management and incentive fees and internal administrative expenses owed to the Advisers, organizational and offering expenses and interest expense.

(4)	“Annualized Distribution Rate” equals $0.00191781 per share, per day (which represents an annualized distribution yield of 7% based on our current public offering price of $10.00 per share, if it were maintained everyday for a twelve-month period). “Annualized Distribution Rate” does not include the special stock dividend paid to stockholders on September 14, 2012.

As discussed in Note 2 – Basis of Presentation and Summary of Significant Accounting Policies – Organizational and Offering Costs, as of March 31, 2013 and December 31, 2012, the Adviser and Sub-Adviser incurred approximately $3.1 million and $2.5 million, respectively, of Offering costs on the Company’s behalf. Upon the execution of the Advisory Agreement and Sub-Advisory Agreement, on May 31, 2012, the Company recorded a due to affiliate liability and capitalized the deferred Offering costs as it is expected that the Company will reimburse the Advisers for these costs. As of March 31, 2013, the balance of the due to affiliate liability was $3.05 million. Commencing with the Company’s initial closing, which occurred on September 17, 2012, and continuing with every closing thereafter, 1.5% of the proceeds of such closings will be amortized as a charge to additional paid in capital and a reduction of deferred offering costs, until such asset is fully amortized. As of March 31, 2013, approximately $63,000 has been amortized. The Company expects to reimburse the Advisers for such costs incurred on its behalf on a monthly basis up to a maximum aggregate amount of 1.5% of the gross Offering proceeds. Pursuant to the terms of the Advisory Agreement and Sub-Advisory Agreement, the Adviser and Sub-Adviser will be responsible for the payment of organizational and offering expenses to the extent they exceed 1.5% of gross proceeds from the Offering.

	Incurred		Unpaid
Type and Recipient	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	As of March 31, 2013	As of December 31, 2012

Base Management Fees (1) - the Adviser, Sub-Adviser	$-	$-	$-	$-
Incentive Fee on Income (1) - the Adviser, Sub-Adviser	-	-	-	-
Capital Gains Incentive Fee (1) - the Adviser, Sub-Adviser	-	-	-	-
Offering Costs- the Adviser	589	-	3,055	2,529
Other (2) - the Adviser	84	-	84	393
Interest Expense – Main Street Capital Corporation	-	60	-	-
Management Fees – Main Street Capital Corporation	-	9	-	-
Selling Commissions - Dealer Manager	181	-	-	-
Dealer Manager Fee - Dealer Manager	82	-	-	-
Total	$936	$69	$3,139	$2,922

(1)	Net of amounts waived by the Adviser and Sub-Adviser. Because the Advisers’ engagement had not yet commenced, there were no waived fees or expenses for the three months ended March 31, 2012.
(2)	Includes amounts the Adviser paid on behalf of the Company such as general and administrative services expenses.

Note 10 – Subsequent Events

On May 14, 2013, the Company and the Advisers amended the Conditional Fee Waiver Agreement to provide that the fee waivers are potentially subject to repayment by the Company, if at all, within a period not to exceed three years from the dates of each respective fee waiver, subject to certain conditions, rather than making this determination at the end of each respective fiscal year. See further information regarding conditions as noted in Note 9 – Related Party Transactions and Arrangements.

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

We are an externally managed, non-diversified closed-end investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). We also intend to elect to be treated for U.S. federal income tax purposes, and to qualify annually thereafter, as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”). Our business is managed by HMS Adviser LP (the “Adviser”), a Texas limited partnership and affiliate of Hines Interests Limited Partnership (“Hines”), pursuant to the Investment Advisory and Administrative Services Agreement (the “Advisory Agreement”) dated May 31, 2012, between us and the Adviser. Also, on May 31, 2012, we and the Adviser entered into a sub-advisory agreement (the “Sub-Advisory Agreement”) with Main Street Capital Corporation (“Main Street”), a New York Stock Exchange listed BDC and a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and Main Street Capital Partners, LLC, a wholly-owned subsidiary of Main Street (“Main Street Partners”), to act as our investment sub-adviser to identify, evaluate, negotiate and structure prospective investments, make investment and portfolio management recommendations for approval by the Adviser, monitor our investment portfolio and provide certain ongoing internal administrative services to the Adviser. Main Street is initially providing such investment sub-advisory services to the Adviser. However, because the fees that Main Street would receive from such arrangement could have negative consequences on Main Street’s ability to meet the source-of-income requirement necessary for Main Street to maintain its RIC tax treatment, the ultimate intent is that Main Street Partners will provide such services. Main Street will need to obtain certain relief from the SEC before Main Street Partners is permitted to provide these services to the Adviser, which relief Main Street is currently seeking. However, there can be no assurance that Main Street will obtain such relief. If and when such requested no-action letter relief or similar relief is granted by the Staff, Main Street Partners will act as our investment sub-adviser instead of Main Street. The term “our Sub-Adviser,” as used herein, will refer to Main Street until such time that, if at all, the Staff grants the abovementioned requested no-action letter relief or similar relief; after which time, it will refer to Main Street Partners. We refer to the Adviser and Sub-Adviser, collectively, as the “Advisers.” Upon the execution of the Sub-Advisory Agreement, Main Street became an affiliate of ours.

Our predecessor-in-interest, HMS Income LLC, was formed under the Maryland Limited Liability Company Act on November 28, 2011. On December 12, 2011, an affiliate of Hines and an unaffiliated investor purchased 1,111,111 membership units of HMS Income LLC for a price of $9.00 per unit, which represents our initial offering price at $10.00 per share minus the selling commissions of $0.70 per share and dealer manager fees of $0.30 per share, pursuant to a private placement, for an aggregate purchase price of $10.0 million. An executive officer of the unaffiliated investor is also an independent director of Main Street. Simultaneous with that initial capitalization, HMS Income LLC entered into a senior secured single advance term loan credit facility with Main Street in the committed principal amount of $7.5 million (the “Main Street Facility”). On December 12, 2011, HMS Income LLC fully drew the entire amount of the committed principal amount under the Main Street Facility and acquired from Main Street approximately $16.5 million of investments utilizing its initial equity investment and proceeds from the Main Street Facility.

On May 24, 2012, HMS Income LLC entered into a $15 million senior secured revolving credit facility with Capital One, National Association (“Capital One”) and immediately borrowed $7 million under the facility (the “Credit Facility”). We became the borrower under the Credit Facility as a result of the Merger Transaction (as defined below). The proceeds from the initial borrowing were used to repay the Main Street Facility.

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

On December 16, 2011, we filed a registration statement on Form N-2, as amended (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”) to register for sale up to $1.5 billion of shares of our common stock (the “Offering”). Except as with respect to minimum offering requirements set by securities regulators of certain states, there is no minimum number of shares required to be sold in the Offering. We engaged Hines Securities, Inc. (the “Dealer Manager”), an affiliate of the Adviser, to serve as the dealer manager for the Offering. The Dealer Manager is responsible for marketing the shares of common stock being offered pursuant to the Offering.

The SEC declared the Registration Statement effective on June 4, 2012, and the Offering commenced shortly thereafter. As of March 31, 2013, we have raised $4.2 million, including proceeds from the distribution reinvestment plan of approximately $26,000.

OVERVIEW

We are a specialty finance company primarily focused on making debt and equity investments in middle market companies which we define as companies with annual revenues between $10 million and $3 billion that operate in diverse industries. Our primary investment objective is to generate current income through debt and equity investments and a secondary objective is to generate long-term capital appreciation through such investments. We anticipate that during our Offering period we will invest a majority of the net proceeds from the Offering in senior secured and second lien debt securities issued by middle market companies in private placements and negotiated transactions, which are traded in private over-the-counter markets for institutional investors. As we increase our capital base during our Offering period we will also invest in, and ultimately intend to have a significant portion of our assets invested in, customized direct secured and unsecured loans to and equity securities of lower middle market (“LMM”) companies, which we define as companies with annual revenues generally between $10 million and $150 million. Typically, our investment in LMM companies will require us to co-invest with Main Street and/or its affiliates. These types of co-investments require us to obtain an exemptive order from the SEC.

While we intend to co-invest with such investment entities to the extent permitted by the 1940 Act and the rules and regulations thereunder, the 1940 Act imposes significant limits on co-investing. As a result, we and Main Street have applied for exemptive relief from the SEC under the 1940 Act, which, if granted, would allow us additional latitude to co-invest with Main Street and/or certain of its affiliates. However, there is no assurance that we will obtain such relief. In the event the SEC does not grant us relief, we will be limited in our ability to invest in certain portfolio companies in which Main Street and/or its affiliates are investing or are invested. Even if we are able to obtain exemptive relief, we will be unable to participate in certain transactions originated by Main Street and/or its affiliates prior to receipt of such relief.

Prior to obtaining exemptive relief, we have co-invested alongside Main Street and/or its affiliates only in accordance with existing regulatory guidance. These co-investments have been in syndicated deals and secondary loan market transactions where price is the only negotiated point.

As of March 31, 2013, we had debt investments in 17 private placement investments and two LMM investments with an aggregate fair value of $17.3 million, a cost basis of $17.0 million, and a weighted average effective annual yield of approximately 8.6%. The weighted average annual yield was calculated using the effective interest rates for all debt investments at March 31, 2013, including accretion of original issue discount and premium to par value. All of our portfolio investments were secured by first priority liens.

The level of new portfolio investment activity will fluctuate from period to period based upon the status of the capital raising efforts under the Offering, our view of the current economic fundamentals, our ability to identify new investment opportunities that meet our investment criteria, and our ability to consummate the identified transactions. The level of new investment activity, and associated interest and fee income, will directly impact future investment income. While we intend to grow our portfolio and our investment income over the long-term, our growth and our operating results may be more limited during depressed economic periods. However, we intend to appropriately manage our cost structure and liquidity position based on applicable economic conditions and our investment outlook. The level of realized gains or losses and unrealized appreciation or depreciation will also fluctuate depending upon portfolio activity and the performance of our individual portfolio companies. The changes in realized gains and losses and unrealized appreciation or depreciation could have a material impact on our operating results.

Investment Income

We have and plan to continue to generate investment income primarily in the form of interest and also dividends on the debt securities that we hold and capital gains, if any, on convertible debt or other equity interests that we acquire in portfolio companies. In addition, we may generate revenue in the form of commitment, origination, structuring or diligence fees, monitoring fees, and possibly consulting fees and performance-based fees. Any such fees will be generated in connection with our investments and recognized as earned or as additional yield over the life of the debt investment.

Expenses

On both a short-term and long-term basis, our primary use of funds will be investments in portfolio companies and cash distributions to our stockholders. Our primary operating expenses will be the payment of debt service, general and administrative expenses, and payment of advisory fees under the Advisory Agreement. The investment advisory fees paid to our Adviser (and the fees paid by our Adviser to our Sub-Adviser pursuant to the Sub-Advisory Agreement) will compensate our Advisers for their work in identifying, evaluating, negotiating, executing, monitoring and servicing our investments.

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

Base Management Fee, Incentive Fee, and Internal Administrative Expense Waiver

On May 31, 2012, we and the Advisers entered into a conditional fee waiver pursuant to which, for a period from June 4, 2012 to June 30, 2013, the Advisers agreed to waive the base management fee and the incentive fees to the extent that distributions declared and payable would represent a return of capital for U.S. federal income tax purposes. On March 26, 2013, we and the Advisers amended and restated the conditional fee waiver agreement to extend the fee waiver period through September 30, 2013. On May 14, 2013, we and the Advisers amended the amended and restated conditional fee waiver agreement to provide that the fee waivers are potentially subject to repayment by us, if at all, within a period not to exceed three years from the date of each respective fee waiver, subject to certain conditions, rather than making this determination at the end of each respective fiscal year. We refer to this conditional fee waiver agreement, as amended from time to time, as the “Conditional Fee Waiver Agreement.” The agreement contains a clause which states that subject to the approval of our board of directors, in future periods, previously waived fees may be paid to the Advisers, on a quarterly basis, if our net increase in net assets resulting from operations exceeds the amount of cumulative distributions paid to stockholders in each respective quarter. For the three months ended March 31, 2013, we incurred, and the Advisers waived, base management fees of approximately $84,000. Because the Advisers’ engagement had not yet commenced, there were no waived fees for the period ending March 31, 2012. Previously waived fees to the Advisers will not be accrued until they become probable and estimable. For the three months ended March 31, 2013, we did not record any previously waived fees to the Advisers.

Pursuant to the Advisory Agreement and Sub-Advisory Agreement, we are required to pay or reimburse the Advisers for internal administrative services expenses, which include all costs and expenses related to our day-to-day administration and management not related to advisory services. For the three months ended March 31, 2013, we incurred, and the Advisers waived reimbursement of, internal administrative services expenses of approximately $233,000. Because the Advisers’ engagement had not yet commenced, there were no waived internal administrative services expenses for the three months ended March 31, 2012.

CRITICAL ACCOUNTING POLICIES

Basis of Presentation

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Under the investment company rules and regulations pursuant to Article 6 of Regulation S-X, we are precluded from consolidating portfolio company investments, including those in which we have a controlling interest, unless the portfolio company is another investment company. An exception to this general principle occurs if we own a controlled operating company whose purpose is to provide services to us such as an investment adviser or transfer agent. None of the investments we have made qualify for this exception. Therefore, our portfolio investments are carried on the balance sheet at fair value, as discussed below, with changes to fair value recognized as “Net Unrealized Appreciation (Depreciation)” on the Statement of Operations until the investment is realized, usually upon exit, resulting in any gain or loss on exit being recognized as a “Net Realized Gain (Loss) from Investments.”

Transactions Between Entities of Common Control

As discussed above, effective May 31, 2012, HMS Income LLC merged with and into us leaving us, HMS Income Fund, Inc., as the surviving entity. When evaluating the accounting for this transaction, we determined that this was a transaction between entities under common control. Consistent with this determination, we recognized the assets and liabilities transferred from HMS Income LLC at their carrying amounts at the time of the Merger Transaction. We have reported the results of operations and cash flows for the period prior to which the Merger Transaction occurred as though the exchange of equity interests had occurred at the beginning of the period.

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

On December 12, 2011, HMS Income LLC acquired interests in 17 investments from Main Street and certain of its affiliates for approximately $16.5 million (the “Purchase Transaction”), as evidenced by an Assignment and Assumption Agreement (the “Assignment”). Concurrently with the Purchase Transaction, HMS Income LLC and Main Street Partners entered into a Servicing Agreement (the “Servicing Agreement”), pursuant to which Main Street Partners agreed to perform certain services for HMS Income LLC with respect to the investments acquired in the Purchase Transaction. As of March 31, 2013, we owned five of the original 17 investments, and Main Street Partners continues to be the servicing agent with respect to those investments.

The legal nature of the Purchase Transaction and the intent of both HMS Income LLC and Main Street was to effectuate a sale thereby providing HMS Income LLC with an ownership of undivided interests in the acquired investments. The Purchase Transaction was originally classified as a sale under the Accounting Standards Codification (“Codification” or “ASC”) 860, Transfers and Servicing (“ASC 860”) in the financial statements, as previously reported as of and for the periods ended December 31, 2011 and March 31, 2012 included in the Registration Statement on Form N-2 filed December 16, 2011 and all subsequent amendments thereto, as well as in the quarterly report on Form 10-Q for the quarter ended June 30, 2012. Subsequently it was determined that, due to certain provisions within the Servicing Agreement, and in order to comply with ASC860, the investments acquired in the Purchase Transaction should have been classified, for accounting purposes, as a secured loan to Main Street.

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

On November 2, 2012, we and Main Street and its affiliates amended the Assignment and amended and restated the Servicing Agreement to conform the Assignment and the Servicing Agreement with the intent of the parties at the time of the consummation of the Purchase Transaction and to account for certain changed facts and circumstances. As a result of the amended Assignment and the amended and restated Servicing Agreement, as of December 31, 2012, the Purchase Transaction was and for the subsequent periods thereafter will continue to be reported as a sale for accounting purposes under ASC 860 in the financial statements and the related investments will be classified as Non-Control/Non-Affiliate investments.

Valuation of Portfolio Investments

The most significant determination inherent in the preparation of our financial statements is the valuation of our portfolio investments and the related amounts of unrealized appreciation or depreciation. As of March 31, 2013, 72% of our total assets represented investments in portfolio companies valued at fair value. We are required to report our investments at fair value. We follow the provisions of ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements.

Our portfolio strategy calls for us to invest primarily in illiquid securities issued by private LMM companies as well as privately placed debt securities issued by middle market companies that are generally larger in size than the LMM companies. These portfolio investments may be subject to restrictions on resale. LMM companies generally have no established trading market while privately placed debt securities generally have established markets that are not active. We determine in good faith the fair value of our portfolio investments pursuant to a valuation policy in accordance with ASC 820 and a valuation process approved by our board of directors and in accordance with the 1940 Act. For LMM investments, our Advisers review external events, including private mergers, sales and acquisitions involving comparable companies, and consider these events in the valuation process. For private placement portfolio investments, we generally use observable inputs such as quotes prices in the valuation process. Our valuation policy and process is intended to provide a consistent basis for determining the fair value of the portfolio.

Market quotations are generally not readily available for LMM investments. We use the income approach to value our debt investments. We determine the fair value primarily using a yield to maturity approach that analyzes the discounted cash flows of interest and principal for the debt security, as set forth in the associated loan agreements, as well as the financial position and credit risk of each of these portfolio investments. Our estimate of the expected repayment date of a debt security is generally the legal repayment date of the instrument. The yield to maturity analysis considers changes in leverage levels, credit quality, portfolio company performance and other factors. We will use the value determined by the yield analysis as the fair value for that security. However, it is our position that assuming a borrower is outperforming underwriting expectations and because these respective investments do not contain pre-payment penalties, the borrower would most likely prepay or refinance the borrowing at a lower rate. Therefore, we do not believe that a market participant would pay a premium for the investment. Also, because of our general intent to hold loans to repayment, we do not believe that the fair value of the investment should be adjusted in excess of the face amount. However, we will adjust the investment values for impairments.

For valuation purposes, “non-control” portfolio investments are composed of debt securities for which we do not have a controlling interest in the portfolio company or the ability to nominate a majority of the portfolio company’s board of directors. For those non-control portfolio investments in which market quotations are generally readily available, we primarily use observable inputs, such as third party quotes or other independent pricing, to determine the fair value of those investments. As of March 31, 2013, all of our investments were classified as non-control investments.

Due to the inherent uncertainty in the valuation process, our estimate of fair value may differ materially from the values that would have been used had a ready market for the securities existed. In addition, changes in the market environment, portfolio company performance and other events that may occur over the lives of the investments may cause the gains or losses ultimately realized on these investments to be materially different than the valuations currently assigned. We estimate the fair value of each individual investment and record changes in fair value as unrealized appreciation or depreciation in the Statements of Operations

Interest Income

Interest income is recorded on the accrual basis to the extent amounts are expected to be collected. Accrued interest is evaluated periodically for collectability. When a debt security becomes 90 days or more past due, and we do not expect the debtor to be able to service all of its debt or other obligations, the debt security will generally be placed on non-accrual status and we will cease recognizing interest income on that debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. If a debt security’s status significantly improves regarding the debtor’s ability to service the debt or other obligations, or if a debt security is fully impaired, sold or written off, it will be removed from non-accrual status. None of our investments were more than 90 days past due or on non-accrual status as of March 31, 2013.

During the three months ended March 31, 2012, we held two debt instruments in our investment portfolio that contained a payment-in-kind (“PIK”) interest provision. If either of these borrowers had elected to pay, or was obligated to pay, interest under the optional PIK provision, and if deemed collectible in management’s judgment, then the interest would be computed at the contractual rate specified in the investment’s credit agreement, the computed interest would be added to the principal balance of the investment, and computed interest would be recorded as interest income. Thus, the actual collection of this interest would be deferred until the time of debt principal repayment. As of March 31, 2013, we did not own any debt investments that contained a PIK interest provision and all previously accrued PIK was collected upon sale prior to December 31, 2012.

Unearned Income – Original Issue Discount / Premium to Par Value

We purchased some of our debt investments for an amount different than their respective principal values. For purchases at less than par value a discount is recorded, which discount is accreted into interest income based on the effective interest method over the life of the debt investment. For purchases at greater than par value, a premium is recorded, which premium is amortized as a reduction to interest income based on the effective interest method over the life of the investment. Upon repayment or sale, any unamortized discount or premium is also amortized into interest income For the three months ended March 31, 2013 and 2012, we accreted (amortized) approximately a net ($3,000) and $8,000, respectively, into interest income.

Organizational and Offering Costs

In accordance with the Advisory Agreement and the Sub-Advisory Agreement, we will reimburse the Adviser and Sub-Adviser for any organizational expenses and Offering costs that are paid on our behalf, which consist of, among other costs, expenses of our organization, actual legal, accounting, bona fide out-of-pocket itemized and detailed due diligence costs, printing, filing fees, transfer agent costs, postage, escrow fees, data processing fees, advertising and sales literature and other Offering-related costs. Pursuant to the terms of the Advisory Agreement and Sub-Advisory Agreement, the Advisers are responsible for the payment of Offering costs to the extent they exceed 1.5% of the aggregate gross proceeds from the Offering.

As of March 31, 2013 and December 31, 2012, the Adviser and Sub-Adviser incurred approximately $3.1 million and $2.5 million, respectively, of Offering costs on our behalf. Upon the execution of the Advisory Agreement and Sub-Advisory Agreement, on May 31, 2012, we recorded a due to affiliates liability and capitalized the deferred Offering costs as it is expected that we will reimburse the Advisers for these costs. As of March 31, 2013, the balance of the due to affiliate liability related to organization and Offering costs was $3.05 million. Commencing with our initial closing, which occurred on September 17, 2012, and continuing with and every closing thereafter, 1.5% of the proceeds of such closings will be amortized as a charge to additional paid in capital and a reduction of deferred Offering costs, until such asset is fully amortized. As of March 31, 2013, approximately $63,000 has been amortized.  We expect to reimburse the Advisers for such costs incurred on our behalf on a monthly basis up to a maximum aggregate amount of 1.5% of the gross Offering proceeds. Pursuant to the terms of the Advisory and Sub-Advisory Agreements, the Adviser and Sub-Adviser will be responsible for the payment of organizational and Offering expenses to the extent they exceed 1.5% of gross proceeds from the Offering.

PORTFOLIO INVESTMENT COMPOSITION

Private placement portfolio investments primarily consist of direct or secondary purchases of interest-bearing debt securities in companies that are generally larger in size than the LMM companies included in our LMM portfolio. As of March 31, 2013, all of our privately placed portfolio debt investments were secured by first priority liens.

Our current LMM portfolio investments consist solely of secured debt in privately held, LMM companies. The LMM debt investments are secured by first liens on the assets of the portfolio companies, generally bear interest at fixed rates and generally mature between five and seven years from the original investment date. However, since we purchased these investments subsequent to their original investment dates, the maturities range from approximately two to four years.

During the three months ended March 31, 2013, we saw several opportunities to exit investments. This resulted in the receipt of proceeds from the sale of three investments for approximately $2.1 million, complete investment repayments on three investments of approximately $2.9 million, and ongoing principal payments on the remainder of our portfolio investments of approximately $200,000. We used these proceeds to purchase eight new investments totaling approximately $6.1 million. As a result of the aforementioned transactions our portfolio has become increasingly diversified across geographic regions and industries, and is also now completely comprised of first lien debt securities.

Summaries of the composition of our total investment portfolio at cost and fair value are shown in the following table:

	March 31, 2013			December 31, 2012
Cost:	LMM	Private Placement	Total	LMM	Private Placement	Total
First Lien Secured Debt	100.0%	100.0%	100.0%	100.0%	87.1%	90.6%
Second Lien Secured Debt	-	-	-	-	12.9%	9.4%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	March 31, 2013			December 31, 2012
Fair Value:	LMM	Private Placement	Total	LMM	Private Placement	Total
First Lien Secured Debt	100.0%	100.0%	100.0%	100.0%	87.1%	90.5%
Second Lien Secured Debt	-	-	-	-	12.9%	9.5%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

The following tables show the total investment portfolio composition by geographic region of the Unites States at cost and fair value as a percentage of the total portfolio. The geographic composition is determined by the location of the corporate headquarters of the portfolio company (dollars in thousands).

	March 31, 2013
	Investments at Cost	Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Northeast	$6,786	39.9%	$6,919	40.1%
West	1,500	8.8%	1,500	8.7%
Southwest	990	5.8%	1,003	5.8%
Southeast	3,523	20.8%	3,572	20.7%
Midwest	3,710	21.8%	3,761	21.8%
Non-United States	495	2.9%	507	2.9%
Total	$17,004	100.0%	$17,262	100.0%

	December 31, 2012
	Investments at Cost	Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Northeast	$4,158	25.8%	$4,149	25.7%
Southwest	750	4.7%	750	4.6%
West	2,896	18.0%	2,896	18.0%
Southeast	2,617	16.3%	2,645	16.4%
Midwest	5,660	35.2%	5,692	35.3%
Total	$16,081	100.0%	$16,132	100.0%

The following tables show the total investment portfolio composition of portfolio investments by industry at cost and fair value:

Cost:	March 31, 2013	December 31, 2012
IT Services	17.4%	12.3%
Specialty Retail	11.3%	8.9%
Textiles, Apparel, and Luxury Goods	10.8%	11.7%
Software	8.6%	22.8%
Construction and Engineering	8.4%	13.5%
Communications Equipment	5.8%	-
Pharmaceuticals	5.7%	-
Aerospace and Defense	5.7%	-
Healthcare Services	4.4%	8.7%
Diversified Consumer Services	4.4%	4.7%
Media	4.1%	-
Building Products	4.1%	4.4%
Capital Markets	3.5%	3.7%
Oil, Gas, and Consumable Fuels	2.9%	-
Internet and Catalog Retail	2.9%	-
Chemicals	-	4.6%
Energy Equipment and Services	-	4.7%
Total	100.0%	100.0%

Fair Value:	March 31, 2013	December 31, 2012
IT Services	17.3%	12.3%
Specialty Retail	11.2%	8.6%
Textiles, Apparel, and Luxury Goods	10.6%	11.7%
Software	8.7%	23.0%
Construction and Engineering	8.5%	13.6%
Communications Equipment	5.8%	-
Pharmaceuticals	5.8%	-
Aerospace and Defense	5.7%	-
Healthcare Services	4.4%	8.6%
Diversified Consumer Services	4.3%	4.7%
Media	4.2%	-
Building Products	4.1%	4.4%
Capital Markets	3.6%	3.8%
Oil, Gas, and Consumable Fuels	2.9%	-
Internet and Catalog Retail	2.9%	-
Chemicals	-	4.6%
Energy Equipment and Services	-	4.7%
Total	100.0%	100.0%

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

PORTFOLIO ASSET QUALITY

As of March 31, 2013, we owned a diversified portfolio of 19 companies representing a wide range of industries. We believe that this diversity adds to the structural protection of the portfolio, revenue sources, income, cash flows and dividends. The portfolio included the following:

▪	Debt investments in 17 private-placement portfolio companies with an aggregate fair value of approximately $15.8 million and a cost basis of approximately $15.5 million. The private placement portfolio had a weighted average annual current effective yield of approximately 8.0% and 100% of the investments were secured by first priority liens. Further, 100% of the private placement portfolio contained variable rate investments, thereby corresponding with our Credit Facility in the event interest rates were to rise.

▪	Debt investments in two LMM portfolio companies with an aggregate fair value and cost basis of approximately $1.5 million. The LMM investments had a weighted average annual effective yield of approximately 15.0% and 100% of the investments were secured by first priority liens.

▪	Overall, the portfolio had a weighted average effective yield of approximately 8.6%, and 100% of the investments were secured by first-priority liens.

The largest investment in an individual portfolio company represented approximately 12% the portfolio’s fair value with the remaining investments ranging from 3% - 11% and for those investments in which S&P credit ratings are available, the portfolio had a weighted average effective credit rating of B.

Since our inception, we have not experienced any portfolio company defaults and that 100% of the portfolio was performing materially at or above our expectations.

We utilize a rating system developed by Main Street to rate the performance of each LMM portfolio company. The investment rating system takes into consideration various factors, including, but not limited to, each investment’s expected level of returns collectability, comparisons to competitors and other industry participants, and the portfolio company’s future outlook. Investment Rating 1 represents a LMM portfolio company that is performing in a manner which significantly exceeds expectations. Investment Rating 2 represents a LMM portfolio company that, in general, is performing above expectations. Investment Rating 3 represents a LMM portfolio company that is generally performing in accordance with expectations. Investment Rating 4 represents a LMM portfolio company that is underperforming expectations. Investments with such a rating require increased monitoring and scrutiny by us. Investment Rating 5 represents a LMM portfolio company that is significantly underperforming. Investments with such a rating require heightened levels of monitoring and scrutiny by us and involve the recognition of significant unrealized depreciation on such investment. All new LMM portfolio investments receive an initial Investment Rating 3.

The following table shows the distribution of our LMM portfolio investments on the 1 to 5 investment rating scale at fair value as of March 31, 2013 and December 31, 2012 (dollars in thousands):

	March 31, 2013		December 31, 2012
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
1	$-	-	$1,436	33.2%
2	1,500	100.0%	1,500	34.6%
3	-	-	1,396	32.2%
4	-	-	-	-
5	-	-	-	-
Totals	$1,500	100.0%	$4,332	100.0%

Based upon our investment rating system, the weighted average rating of our LMM portfolio was approximately 2.0 as of March 31, 2013 and December 31, 2012.

DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

Noted below is a discussion of our results of operations for the three months ended March 31, 2013 and 2012. Our portfolio investment activity commenced on December 12, 2011 and the three months of operations ending March 31, 2012 represented our initial full quarter of investment operations.

Total Investment Income, Operating Expenses, Net Assets

For the three months ended March 31, 2013 and 2012, our total investment income was approximately $392,000 and $415,000, respectively, consisting predominately of interest income. The decrease in interest income is primarily due to the reduction in the portfolio’s weighted average effective yield on its investments to 8.6% from 9.9%. Further, as of March 31, 2013 and March 31, 2012, included in interest income is the net amortization (accretion) of original issue discount and premium of approximately ($3,000) and $8,000, respectively. This decrease was due to the repayment of the Flexera Software, LLC investment (initial investment of $1.5 million), which was acquired at a premium and the repayment resulted in the acceleration of the amortization of the premium. We expect further nominal increases in investment income in future periods due to a growing base of portfolio investments resulting from an increase in investment capital available from our Offering.

For the three months ended March 31, 2013, expenses, net of base management fee and internal administrative services expenses waivers, were approximately $291,000 as compared to expenses of approximately $76,000 for the three months ended March 31, 2012. Because the Advisers’ engagement had not yet commenced, there were no waived fees or internal administrative services expenses for the three months ended March 31, 2012. The increase in expenses is primarily to due to the expense of operating a public company including legal and audit costs, director fees, and director and officer insurance.

For the three months ended March 31, 2013, the net increase in net assets (gross of stockholder distributions declared) was approximately $308,000. The increase was attributable to net investment income of approximately $101,000 and unrealized appreciation on investments of approximately $207,000.

For the three months ended March 31, 2012, the net increase in net assets was approximately $494,000. The increase was primarily attributable to net investment income of approximately $339,000 and the secondarily attributable to unrealized appreciation on investments of approximately $155,000.

Liquidity and Capital Resources

Cash Flows

For the three months ended March 31, 2013, we experienced a net increase in cash and cash equivalents of approximately $1.6 million. We generated approximately $432,000 of cash from our operating activities primarily as a result of the net increase in net assets from operations of approximately $308,000. Also, we received proceeds from the sale of, repayment of and principal payments on portfolio debt investments of $5.17 million, offset by the purchase of new portfolio debt investments of $6.1 million. Further, we collected a $966,000 receivable from Main Street, which pertained to the repayment of a portfolio investment. For the three months ended March 31, 2013, approximately $1.1 million was generated from our financing activities, which primarily consisted of $2.5 million in net Offering proceeds received, offset by a $1 million reduction in notes payable, and $209,000 in cash distributions.

For the three months ended March 31, 2012, we experienced a net increase in cash and cash equivalents of approximately $291,000. We generated approximately $301,000 of cash from our operating activities as a result of the net increase in net assets from operations of approximately $494,000 and the principal payments on portfolio debt investments of $126,000. Further, approximately $10,000 was used in financing activities, which consisted of payments of deferred financing costs.

Stockholder Distributions

The following table reflects the cash distributions per share that we declared on our common stock during the three months ended March 31, 2013 (in thousands). No distributions were declared during the three months ended March 31, 2012.

	Distributions
For the Period Ended	Per Share	Amount
Three months ended March 31, 2013	$0.17	$243

On March 25, 2013, with the authorization of our board of directors, we declared distributions to our stockholders for the period of April through June 2013. These distributions have been, or will be, calculated based on stockholders of record each day from April 1, 2013 through June 30, 2013 in an amount equal to $0.00191781 per share, per day (which represents an annualized distribution yield of 7.0% based on our current public offering price of $10.00 per share, if it were maintained everyday for a twelve-month period). Distributions are paid on the first business day following the completion of each month to which they relate.

The following table reflects the stock dividend per share that we have declared on our common stock through March 31, 2013:

Date Declared	Record Date	Dividend Date	Dividend Percentage	Shares Issued
September 13, 2012	September 13, 2012	September 14, 2012	2.25%	25,274

The purpose of this stock dividend was for us to maintain a net asset value per share that was below the then-current offering price, after deducting selling commissions and dealer manager fees, as required by the 1940 Act, subject to certain limited exceptions. Our board of directors determined that our portfolio performance sufficiently warranted taking these actions.

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

We have not established limits on the amount of funds that we may use from available sources to make distributions. We may fund our cash distributions from any sources of funds available, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to it on account of preferred and common equity investments in portfolio companies and fee waivers from our Advisers. We expect that for the foreseeable future, a portion of the distributions paid will be possible as a result of the Conditional Fee Waiver Agreement with our Advisers, which fee waivers may be subject to repayment by us, if at all, within three years from the date that each respective fee waiver was made. The purpose of this arrangement is to avoid such distributions being characterized as a return of capital for U.S. federal income tax purposes. Notwithstanding the Conditional Fee Waiver Agreement, the Company may still have distributions which could be characterized as a return of capital for tax purposes. For the distributions declared during the three months ended March 31, 2013, 35% of the distributions were funded by fee waivers pursuant to the Conditional Fee Waiver Agreement.

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

In order to satisfy the Code requirements applicable to a RIC, we intend to distribute to our stockholders substantially all of our taxable income, but we may also elect to periodically spillover certain excess undistributed taxable income from one tax year into the next tax year (subject to a 4% excise tax). In 2013, we paid approximately $6,000 representing a 4% nondeductible excise tax related to approximately $117,000, or $0.09 per share, of cumulative undistributed taxable income.

Capital Resources

As of March 31, 2013, we had approximately $3.4 million in cash and cash equivalents and our net asset value totaled approximately $14 million, equating to $8.90 per share.

On May 24, 2012, HMS Income LLC entered into a $15 million senior secured revolving Credit Facility with Capital One and immediately borrowed $7 million under the Credit Facility. We became the borrower under the Credit Facility as a result of the Merger Transaction. The Credit Facility has an accordion provision allowing increases in borrowing of up to $60 million, for a total facility of up to $75 million, subject to certain conditions. The proceeds from the initial borrowing and available working capital were used to repay the outstanding balance on the Main Street Facility, which had an outstanding balance of $7.5 million at the time of repayment. Borrowings under the Credit Facility bear interest, subject to our election, on a per annum basis equal to (i) the applicable LIBOR rate plus 2.75% or (ii) the base rate plus 1.5%. The base rate is defined as the higher of (a) the prime rate or (b) the Federal Funds Rate (as defined in the credit agreement) plus 0.5%. As of March 31, 2013, we exercised our LIBOR election, thus setting a rate of 3.0%. Borrowings under the Credit Facility are secured by all of our assets as well as all of the assets, and a pledge of equity ownership interests, of any of our future subsidiaries, which would be joined as guarantors. The credit agreement for the Credit Facility contains affirmative and negative covenants usual and customary for leveraged financings, including, but not limited to: (i) maintaining an interest coverage ratio of at least 2.25 to 1.0 (ii) maintaining an asset coverage ratio of at least 2.0 to 1.0 and (iii) maintaining a minimum adjusted tangible net worth of at least 80% of our adjusted tangible net worth on the closing date of the Credit Facility. For the twelve months ended March 31, 2013, our interest coverage ratio was 4.2 to 1 and as of March 31, 2013, our asset coverage ratio was 3.3 to 1, and our tangible net worth was approximately 101% of the our adjusted tangible net worth on the closing date of the Credit Facility. Additionally, we must provide information to Capital One on a regular basis, preserve our corporate existence, comply with applicable laws, including the 1940 Act, pay obligations when they become due, and invest the proceeds of the Offering in accordance with our investment objectives and strategies. Further, the credit agreement contains usual and customary default provisions including, without limitation: (i) a default in the payment of interest and principal; (ii) our insolvency or bankruptcy; (iii) a material adverse change in our business; or (iv) breach of any covenant, representation or warranty in the credit agreement or other credit documents and failure to cure such breach within defined periods. As of March 31, 2013, we are not aware of any instances of noncompliance with covenants related to the credit agreement. The maturity date of the Credit Facility is May 24, 2015, and we have two, one year extension options.

During the quarter ended March 31, 2013, we raised gross proceeds of approximately $2.8 million from the Offering and we made payments of $263,000 for selling commissions and dealer manager fees. We also paid $63,000 of Offering costs related to the Offering.

We anticipate that we will continue to fund our investment activities through existing cash and cash equivalents, capital raised from our Offering, and borrowings on our Credit Facility. Our primary uses of funds will be investments in portfolio companies, operating expenses and cash distributions to holders of our common stock.

In addition, as a BDC, we generally are required to meet a coverage ratio of total assets to total senior securities, which include borrowings and any preferred stock we may issue in the future, of at least 200%. Stated differently, the amount outstanding under our Credit Facility as a percentage of our total assets cannot exceed 50%. As of March 31, 2013 and December 31, 2012, this percentage was 25% and 32%, respectively. This requirement limits the amount that we may borrow. As of March 31, 2013, we have capacity under our Credit Facility to borrow approximately an additional $9.0 million. However, considering the aforementioned restriction as of March 31, 2013, we had approximately $6.0 million in debt financing available to us.

Although we have been able to secure access to potential additional liquidity, through proceeds from the Offering and also by entering into the Credit Facility, there is no assurance that equity or debt capital will be available to us in the future on favorable terms, or at all.

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

Contractual Obligations

As of March 31, 2013, we had $6.0 million in borrowings outstanding under the Credit Facility. Unless extended, the Credit Facility will mature on May 24, 2015. We have two, one year extension options that, if exercised, would permit us to extend the maturity to May 24, 2017. See above for a description of the Credit Facility.

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings at March 31, 2013 is as follows:

	Payments Due By Period (dollars in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Credit Facility(1)	$6,000	$—	$6,000	$—	$—

(1)	At March 31, 2013, $9 million remained available under our Credit Facility, however, considering the asset coverage ratio restrictions imposed by the 1940 Act, as discussed above, we have $6 million in debt financing currently available to us.

Off-Balance Sheet Arrangements

As of March 31, 2013, we had no off-balance sheet arrangements.

Recent Developments and Subsequent Events

On May 14, 2013, we and the Advisers amended the Conditional Fee Waiver Agreement to provide that the fee waivers are potentially subject to repayment by us, if at all, within a period not to exceed three years from the dates of each respective fee waiver, subject to certain conditions, rather than making this determination at the end of each respective fiscal year. See further information regarding conditions as noted in Note 9 – Related Party Transactions and Arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, in particular changes in interest rates. Changes in interest rates may affect our interest income from portfolio investments, the fair value of our fixed income investments, and our cost of funding.

Our interest income will be affected by changes in various interest rates, including LIBOR and prime rates, to the extent any of our debt investments include floating interest rates. As of March 31, 2013, approximately 91% of our portfolio investments (based on cost) contained floating interest rates. Assuming no changes to our investment portfolio, a 1% upward or downward change in interest rates over the next twelve months would increase or decrease our interest income from debt investments by approximately $158,000.

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

Because we borrow money to make investments, our net investment income is partially dependent upon the difference between the interest rate at which we invest borrowed funds and the interest rate at which we borrow funds. In periods of rising interest rates and when we have borrowed capital with floating interest rates, then our interest expense would increase, which could increase our financing costs and reduce our net investment income, especially to the extent we hold fixed-rate debt investments. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. Pursuant to the terms of the Credit Facility which we maintain with Capital One, as of March 31, 2013, we had borrowed at a floating rate of LIBOR plus 2.75%. Therefore, given our current level of borrowing of $6 million, a 1% upward change in interest rates for the next twelve months would increase our interest expense by approximately $60,000. Also, at March 31, 2013, LIBOR was approximately 0.20%; therefore, a 0.20% decrease in interest rates would result in a decrease in interest expense of $12,000.

If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. As of March 31, 2013, we had not entered into any interest rate hedging arrangements.

Item 4.	Controls and Procedures.

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of March 31, 2013, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In the most recent fiscal quarter, there was no change in our internal controls over financial reporting (as defined under Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A.	Risk Factors.

There have been no material changes from the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable

Item 6.	Exhibits.

Exhibit No.	Description

3.1	Articles of Amendment and Restatement (filed as Exhibit (a)(2) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-178548), filed on May 31, 2012 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.2 to the Annual Report on Form 10-K (File No. 814-00939), filed on March 27, 2013 and incorporated herein by reference).

4.1	Form of Subscription Agreement (filed as Appendix A to the Registrant’s prospectus supplement to the final prospectus dated June 11, 2012 filed pursuant to Rule 497 (File No. 333-178548), filed on September 28, 2012 and incorporated herein by reference).

10.1

First Amendment to Amended and Restated Conditional Fee Waiver Agreement (Filed as Exhibit (k)(8) to Post-Effective Amendment No. 5 to the Registration Statement on Form N-2 (333-178548), filed on May 14, 2013 and incorporated herein by reference).

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

HMS INCOME FUND, INC.

Date: May 15, 2013	By:	/s/ SHERRI W. SCHUGART
Sherri W. Schugart
President and Chief Executive Officer

Date: May 15, 2013	By:	/s/ RYAN T. SIMS
Ryan T. Sims
Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Amendment and Restatement (filed as Exhibit (a)(2) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-178548), filed on May 31, 2012 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.2 to the Annual Report on Form 10-K (File No. 814-00939), filed on March 27, 2013 and incorporated herein by reference).

4.1	Form of Subscription Agreement (filed as Appendix A to the Registrant’s prospectus supplement to the final prospectus dated June 11, 2012, filed pursuant to Rule 497 (File No. 333-178548), filed on September 28, 2012 and incorporated herein by reference).

10.1

First Amendment to Amended and Restated Conditional Fee Waiver Agreement (Filed as Exhibit (k)(8) to Post-Effective Amendment No. 5 to the Registration Statement on Form N-2 (333-178548), filed on May 14, 2013 and incorporated by herein by reference).

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

