Form 10-Q
period 2013-06-30
HMS INCOME FUND, INC.
filed 2013-08-14
CIK 1535778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 814-00939

HMS Income Fund, Inc.

(Exact Name of Registrant as Specified in its Charter)

Maryland	45-3999996
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

2800 Post Oak Boulevard	77056-6118
Suite 5000	(Zip Code)
Houston, Texas
(Address of Principal Executive Offices)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The issuer had 2,875,059 shares of common stock outstanding as of August 13, 2013.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

HMS Income Fund, Inc.

Balance Sheets

(in thousands, except share and per share amounts)

	June 30, 2013 (Unaudited)	December 31, 2012
ASSETS

Portfolio investments at fair value:
Non-Control/Non-Affiliate investments (amortized cost: $29,570 and $16,081 as of June 30, 2013 and December 31, 2012, respectively)	$29,759	$16,132
Total portfolio investments	29,759	16,132

Cash	2,352	1,832
Interest receivable	141	58
Prepaid and other assets	180	82
Due from Main Street Capital Corporation	67	1,003
Deferred offering costs (net of accumulated amortization of $186 and $21 as of June 30, 2013 and December 31, 2012, respectively)	3,305	2,508
Deferred financing costs (net of accumulated amortization of $90 and $50 as of June 30, 2013 and December 31, 2012, respectively)	169	210
Total assets	$35,973	$21,825

LIABILITIES

Accounts payable and other liabilities	$43	$114
Payable for unsettled trades	1,201	290
Stockholder distributions payable	134	76
Due to affiliates	3,334	2,922
Note payable	10,000	7,000
Total liabilities	14,712	10,402

NET ASSETS

Common stock, $0.001 par value; 150,000,000 shares authorized, 2,407,102 and 1,289,472 issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	2	1
Additional paid in capital	21,144	11,248
Accumulated net investment income, net of stockholder distributions	(74)	109
Accumulated net realized gain on investment, net of stockholder distributions	-	14
Net unrealized appreciation	189	51
Total net assets	21,261	11,423

Total liabilities and net assets	$35,973	$21,825

Net asset value per share	$8.83	$8.86

See notes to the financial statements.

HMS Income Fund, Inc.

Statements of Operations

(in thousands, except shares, per share and per unit amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
INVESTMENT INCOME:

Interest income:
Non-Control/Non-Affiliate investments	$559	$276	$951	$691
Affiliate investments	-	134	-	134
Total interest income	559	410	951	825

EXPENSES:
Interest expense	78	89	155	156
Base management and incentive fees	118	49	202	49
Internal administrative services expenses	222	25	455	25
Professional fees	75	20	190	20
Insurance	47	15	93	15
Other general and administrative	62	15	115	24
Expenses before fee and expense waivers	602	213	1,210	289
Waiver of base management and incentive fees	(118)	(49)	(202)	(49)
Waiver of internal administrative services expenses	(222)	(25)	(455)	(25)
Total expenses, net of fee and expense waivers	262	139	553	215

NET INVESTMENT INCOME	297	271	398	610

NET REALIZED GAIN FROM INVESTMENT
Non-Control/Non-Affiliate investment	4	-	4	-
Total realized gain from investment	4	-	4	-

NET REALIZED INCOME	301	271	402	610

NET UNREALIZED APPRECIATION (DEPRECIATION)
Non-Control/Non-Affiliate investments	(69)	(2)	138	153
Total net unrealized appreciation (depreciation)	(69)	(2)	138	153

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$232	$269	$540	$763

NET INVESTMENT INCOME PER SHARE/UNIT – BASIC AND DILUTED	$0.15	$0.24	$0.23	$0.54
NET REALIZED INCOME PER SHARE/UNIT	$0.15	$0.24	$0.23	$0.54
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE/UNIT – BASIC AND DILUTED	$0.11	$0.24	$0.31	$0.68
STOCKHOLDER DISTRIBUTIONS DECLARED PER SHARE/UNIT	$0.18	$0.59	$0.35	$0.59
WEIGHTED AVERAGE SHARES/UNITS OUTSTANDING – BASIC AND DILUTED	2,040,929	1,123,157	1,726,103	1,123,157

See notes to the financial statements.

HMS Income Fund, Inc.

Statements of Changes in Net Assets

For the Six Months Ended June 30, 2013 and 2012

(in thousands, except number of units and number of shares)

(Unaudited)

	Membership Units		Common Stock			Accumulated Net Investment
	Number of Units	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Income, Net of Stockholder Distributions	Net Unrealized (Depreciation) Appreciation	Total Net Assets
Balance at December 31, 2012	1,111,111	$1	-	$-	$9,999	$56	$(36)	$10,020
Stockholder distributions declared	-	-	-	-	-	(665)	-	(665)
Net increase in net assets resulting from operations	-	-	-	-	-	610	153	763
Merger transaction – May 31, 2012	(1,111,111)	(1)	1,123,157	1	-	-	-	-
Balance at June 30, 2012	-	$-	1,123,157	$1	$9,999	$1	$117	$10,118

	Common Stock			Accumulated Net Investment	Accumulated Net Realized
	Number of Shares	Par Value	Additional Paid- In Capital	Income, Net of Stockholder Distributions	Gain, net of Stockholder Distributions	Net Unrealized Appreciation	Total Net Assets
Balance at December 31, 2013	1,289,472	$1	$11,248	$109	$14	$51	$11,423
Issuance of common stock	1,117,630	1	11,008	-	-	-	11,009
Selling commissions and dealer manager fees	-	-	(947)	-	-	-	(947)
Offering costs	-	-	(165)	-	-	-	(165)
Stockholder distributions declared	-	-	-	(581)	(18)	-	(599)
Net increase in net assets resulting from operations	-	-	-	398	4	138	540
Balance at June 30, 2013	2,407,102	$2	$21,144	$(74)	$-	$189	$21,261

See notes to the financial statements.

HMS Income Fund, Inc.

Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES

Net increase in net assets resulting from operations	$540	$763
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:

Repayments received, sales of investments in portfolio companies	6,422	271
Investments in portfolio companies	(19,827)	-
Net unrealized (appreciation) of portfolio investments	(138)	(153)
Net realized (gain) on sale of portfolio investment	(4)	-
Amortization of deferred financing costs	40	34
Accretion of unearned income	(21)	(13)
Net payment-in-kind interest accrual	(59)	(25)

Changes in other assets and liabilities:
Interest receivable	(83)	8
Prepaid and other assets	(98)	-
Due from Main Street Capital Corporation	936	(142)
Due to affiliates	(199)	-
Accounts payable and other liabilities	(59)	135
Payable for unsettled trades	911	-
Net cash provided by (used in) operating activities	(11,639)	878

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	10,761	-
Payment of selling commissions and dealer manager fees	(947)	-
Payment of offering costs	(186)	-
Payment of stockholder distributions	(458)	(600)
Proceeds from note payable	5,000	7,000
Repayments on note payable	(2,000)	-
Repayments on note payable from Main Street Capital Corporation	-	(7,500)
Payment of deferred financing costs	(11)	(248)
Net cash provided by (used in) financing activities	12,159	(1,348)

Net increase (decrease) in cash	520	(470)

CASH AT THE BEGINNING OF PERIOD	1,832	942

CASH AT THE END OF THE PERIOD	$2,352	$472

See notes to the financial statements.

HMS Income Fund, Inc.

Schedule of Investments

As of June 30, 2013

(dollars in thousands)

(Unaudited)

		Principal	Cost	Fair
Portfolio Company / Type of Investment (1)	Industry	(5)	(5)	Value
Non-Control/Non-Affiliate Investments (2)
Ameritech College Operations, LLC, 18% Secured Debt (Maturity –March 9, 2017)	For-Profit Nursing and Healthcare College	$750	$750	$750
Atkins Nutritional Holdings II, Inc., LIBOR Plus 5.00%, Current Coupon 6.25%, Secured Debt (Maturity – January 2, 2019) (6)	Weight Management Food Products	998	988	1,001
BBTS Borrower, LP, LIBOR Plus 6.50%, Current Coupon 7.75%, Secured Debt, (Maturity - June 4, 2019) (6)	Oil and Gas Exploration and Midstream Services	1,000	990	996
CDC Software Corporation, LIBOR plus 6%, Current Coupon 7.25%, Senior Secured Debt (Maturity – August 6, 2018) (6)	Enterprise Application Software	744	738	745
California Healthcare Medical Billing, Inc., 12% Secured Debt (Maturity – October 17, 2015)	Outsourced Billing and Revenue Cycle Management	750	750	750
Cedar Bay Generating Company, LP, LIBOR Plus 5.00%, Current Coupon 6.25%, Secured Debt (Maturity - April 23, 2020) (6)	Coal Fired Cogeneration Facility	947	937	949
Collective Brands Finance, Inc., LIBOR Plus 6.00%, Current Coupon 7.25%, Secured Debt (Maturity – September 20, 2019) (6)	Specialty Footwear Retailer	499	499	506
Fender Musical Instruments Corporation, LIBOR Plus 4.50%, Current Coupon 5.75%, Secured Debt, (Maturity – April 3, 2019) (6)	Musical Instruments Manufacturer	500	495	502
Fishnet Security, Inc., LIBOR Plus 6.50%, Current Coupon 7.75%, Secured Debt, (Maturity – November 30, 2017) (6)	Information Technology Value-Added Reseller	1,990	1,971	1,990
iEnergizer Limited, LIBOR Plus 6.00%, Current Coupon 7.25%, Secured Debt (Maturity - May 1, 2019) (6) (7)	Business Process Outsourcing Provider	1,000	980	988
Ipreo Holdings LLC, LIBOR Plus 5.25%, Current Coupon 6.50%, Secured Debt (Maturity – August 5, 2017) (6)	Application Software for Capital Markets	734	722	742
Joerns Healthcare, LLC, LIBOR Plus 5.00%, Current Coupon 6.25%, Secured Debt (Maturity – March 28, 2018) (6)	Health Care Equipment and Supplies	1,000	990	995
Learning Care Group (US) No. 2, Inc., LIBOR Plus 4.75%, Current Coupon 6.00%, Secured Debt (Maturity - May 8, 2019) (6)	Early Childhood Education Provider	1,000	990	998
MediMedia USA, Inc., LIBOR Plus 6.75%, Current Coupon 8.00%, Secured Debt (Maturity - November 20, 2018) (6)	Provider of Healthcare Media and Marketing	1,000	970	994
Mitel US Holdings, Inc., LIBOR Plus 5.25%, Current Coupon 7.00%, Secured Debt (Maturity – February 27, 2019) (6)	Enterprise IP Telephone Provider	998	988	1,000
National Vision, Inc., LIBOR Plus 5.75%, Current Coupon 7.00%, Secured Debt (Maturity – August 2, 2018) (6)	Discount Optical Retailer	741	731	744
Neenah Foundry Company, Libor Plus 5.50%, Current Coupon 6.75%, Secured Debt (Maturity - April 26, 2017) (6)	Operator of Iron Foundries	1.000	981	1,001
Orbitz Worldwide, Inc., LIBOR Plus 4.75%, Current Coupon 5.75%, Secured Debt (Maturity - March 25, 2019) (6) (7)	Online Travel Agent	500	500	503
Otter Products, LLC, LIBOR Plus 4.25%, Current Coupon 5.25%, Secured Debt (Maturity - April 29, 2019) (6)	Protective Cases for Mobile Devices	1,000	985	1,004
Panolam Industries International, Inc., LIBOR plus 6.00%, Current Coupon 7.25%, Secured Debt (Maturity – August 23, 2017) (6)	Decorative Laminate Manufacturer	696	690	694
Sotera Defense Solutions, Inc., LIBOR Plus 6.00%, Current Coupon 7.50%, Secured Debt (Maturity – April 22, 2017) (6)	Defense Industry Intelligence Services	995	960	895
Sutherland Global Services, Inc., LIBOR Plus 6.00%, Current Coupon 7.25%, Secured Debt (Maturity – March 6, 2019) (6)	Business Process Outsourcing Provider	988	968	990
Tervita Corporation, LIBOR Plus 5.00%, Current Coupon 6.25%, Secured Debt (Maturity – May 15, 2018) (6) (7)	Oil and Gas Environmental Services	499	494	498
Therakos, Inc., LIBOR Plus 6.25%, Current Coupon 7.50%, Secured Debt (Maturity – December 27, 2017) (6)	Immune System Disease Treatment	995	966	997
TriNet HR Corporation, LIBOR Plus 5.25%, Current Coupon 6.50%, Secured Debt (Maturity - October 24, 2018) (6)	Outsourced Human Resources Solutions	1,000	1,000	1,001
UniTek Global Services, Inc., LIBOR Plus 7.50%, Current Coupon 9.00%, Secured Debt (Maturity – April 15, 2018) (6) (8)	Provider of Outsourced Infrastructure Services	1,518	1,478	1,408
Universal Fiber Systems, LLC, LIBOR plus 5.75%, Current Coupon 7.50%, Secured Debt (Maturity – June 26, 2015) (6)	Manufacturer of Synthetic Fibers	1,808	1,781	1,820
Vantage Oncology, Inc., 9.50% Secured Bond, (Maturity - June 15, 2017)	Outpatient Radiation Oncology Treatment Centers	1,000	1,000	978
VFH Parent LLC, LIBOR Plus 4.5%, Current Coupon 5.75%, Secured Debt (Maturity – July 8, 2016) (6)	Electronic Trading and Market Making	967	957	975
Visant Corporation, LIBOR Plus 4.00%, Current Coupon 5.25%, Secured Debt (Maturity – December 22, 2016) (6)	School Affinity Stores	691	691	661
Wenner Media, LLC, LIBOR Plus 9.50%, Current Coupon 10.75%, Secured Debt (Maturity – February 12, 2018) (6)	Magazine Operator	681	657	697
YP, LLC, LIBOR Plus 6.75%, Current Coupon 8.00%, Secured Debt (Maturity - June 4, 2018)	Online and Offline Advertising Operator	998	973	987
Total Non-Control/Non-Affiliate Investments (2) (3) (4) - 100% (of total Portfolio Investments at fair value)			$29,570	$29,759

(1)	See Note 3 – Fair Value Hierarchy for Investments for summary geographic location of portfolio companies.

(2)	Non-Control/Non-Affiliate investments are defined by the Investment Company Act of 1940, as amended (the “1940 Act”) as investments that are neither Control investments nor Affiliate investments.
(3)	Control investments are defined by the 1940 Act as investments in which more than 25% of the voting securities are owned or where the ability to nominate greater than 50% of the board representation is maintained. As of June 30, 2013, the Company did not own any Control investments.
(4)	Affiliate investments are defined by the 1940 Act as investments in which between 5% and 25% of the voting securities are owned, or an investment in an investment company’s investment adviser, and the investments are not classified as Control investments. As of June 30, 2013, the Company did not own any Affiliate investments.
(5)	Principal is net of payments. Cost represents amortized cost which is net of repayments and adjusted for the amortization of premiums and/or accretion of discounts, as applicable.
(6)	Index based floating interest rate is subject to contractual minimum interest rates.
(7)	The investment is not a qualifying asset under the 1940 Act. A business development company (“BDC”) may not acquire any asset other than qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of the BDC's total assets.
(8)	UniTek Global Services, Inc. includes $59 of PIK interest revenue.

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

HMS Income Fund, Inc.

Notes to the Financial Statements

(Unaudited)

Note 1. Principal Business and Organization

HMS Income Fund, Inc. (the “Company”) was formed as a Maryland corporation on November 28, 2011 under the General Corporation Law of the State of Maryland. The Company is an externally managed, non-diversified closed-end investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). Upon filing its 2012 tax return on or before September 16, 2013, the Company intends to elect to be treated for U.S. federal income tax purposes, and to qualify annually thereafter, as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”). The Company’s primary investment objective is to generate current income through debt and equity investments. A secondary objective of the Company is to generate long-term capital appreciation through such investments. On December 16, 2011, the Company filed a registration statement on Form N-2, as amended (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”) to register for sale up to $1.5 billion of shares of common stock (the “Offering”). Except as with respect to minimum offering requirements set by securities regulators of certain states, there is no minimum number of shares of common stock required to be sold in the Offering.

The business of the Company is managed by HMS Adviser LP (the “Adviser”), a Texas limited partnership and affiliate of Hines Interests Limited Partnership (“Hines”), pursuant to the Investment Advisory and Administrative Services Agreement (the “Advisory Agreement”), dated May 31, 2012, between the Company and the Adviser. On May 31, 2012, the Company and the Adviser entered into a sub-advisory agreement (the “Sub-Advisory Agreement”) with Main Street Capital Corporation (“Main Street”), a New York Stock Exchange listed BDC and a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and Main Street Capital Partners, LLC, a wholly-owned subsidiary of Main Street (“Main Street Partners”), to act as the Company’s investment sub-adviser to identify, evaluate, negotiate and structure prospective investments, make investment and portfolio management recommendations for approval by the Adviser, monitor the Company’s investment portfolio and provide certain ongoing internal administrative services to the Adviser. Main Street is initially providing such investment sub-advisory services to the Adviser. However, because the fees that Main Street would receive from such arrangement could have negative consequences on Main Street’s ability to meet the source-of-income requirement necessary for Main Street to maintain its RIC tax treatment, the ultimate intent is that Main Street Partners will provide such services. Main Street will need to obtain certain relief from the SEC before Main Street Partners is permitted to provide these services to the Adviser, which relief Main Street is currently seeking. However, there can be no assurance that Main Street will obtain such relief. If and when such requested no-action letter relief or similar relief is granted by the Staff of the Division of Investment Management of the SEC (the “Staff”), Main Street Partners will act as the Company’s investment sub-adviser instead of Main Street. The term “Sub-Adviser,” as used herein, will refer to Main Street until such time that, if at all, the Staff grants the abovementioned requested no-action letter relief or similar relief; after which time, it will refer to Main Street Partners. The Adviser and Sub-Adviser are collectively referred to herein as the “Advisers.” Upon the execution of the Sub-Advisory Agreement, Main Street became an affiliate of the Company. The Company has engaged Hines Securities, Inc. (the “Dealer Manager”), an affiliate of the Adviser, to serve as the dealer manager for the Offering. The Dealer Manager is responsible for marketing the Company’s shares of common stock being offered pursuant to the Offering.

The Company’s predecessor-in-interest, HMS Income LLC, was formed under the Maryland Limited Liability Company Act on November 22, 2011. On December 12, 2011, an affiliate of Hines and an unaffiliated investor purchased 1,111,111 membership units of HMS Income LLC for a price of $9.00 per unit, which represents the Company’s initial public offering price in the Offering of $10.00 per share minus selling commissions of $0.70 per share and dealer manager fees of $0.30 per share, pursuant to a private placement, for an aggregate purchase price of $10.0 million. An executive officer of the unaffiliated investor is also an independent director of Main Street. Simultaneous with that initial capitalization, HMS Income LLC entered into a senior secured single advance term loan credit facility with Main Street in the committed principal amount of $7.5 million (the “Main Street Facility”). On December 12, 2011, HMS Income LLC fully drew the entire amount of the committed principal amount under the Main Street Facility and acquired from Main Street approximately $16.5 million of investments utilizing its initial equity investments and proceeds from the Main Street Facility.

On May 31, 2012, HMS Income LLC merged with and into the Company (the “Merger Transaction”). The Company is the surviving entity following the Merger Transaction, pursuant to the Agreement and Plan of Merger and the Articles of Merger. The Articles of Merger provided that within 48 hours prior to the Merger Transaction, a properly-constituted board of directors (with a majority of non-interested members) of the Company and the managers of HMS Income LLC would determine the net asset value of HMS Income LLC. The Agreement and Plan of Merger also provided that the outstanding membership units of HMS Income LLC would be converted into the number of shares of common stock of the Company that equal the net asset value of HMS Income LLC, as determined above, divided by $9.00 (based on the $10.00 per share initial offering price less the 10% sales load not incurred). As a result, the Hines affiliate and the unaffiliated investor exchanged a total of 1,111,111 membership units of HMS Income LLC for 1,123,157 shares of the Company’s common stock. The SEC declared the Registration Statement effective on June 4, 2012, and the Offering commenced shortly thereafter. The Company filed a post-effective amendment on March 28, 2013 for purposes of updating the Registration Statement under Section 10(a)(3) of the Securities Act of 1933, as amended, which the SEC declared effective on May 14, 2013. As of June 30, 2013, the Company had raised approximately $12.4 million, including proceeds from the distribution reinvestment plan of approximately $89,000.

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

Transactions Between Entities Under Common Control

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

Reclassifications

Repayments received, sales and purchases of portfolio investments previously reported as investing activities in the Statement of Cash Flows for the six months ended June 30, 2012 have been reclassified to operating activities on the Statement of Cash Flows to conform to the presentation as of June 30, 2013.

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

On December 12, 2011, HMS Income LLC acquired interests in 17 investments from Main Street and certain of its affiliates for approximately $16.5 million, (the “Purchase Transaction”), as evidenced by an Assignment and Assumption Agreement (the “Assignment Agreement”). Concurrently with the Purchase Transaction, HMS Income LLC and Main Street Partners entered into a Servicing Agreement (the “Servicing Agreement”), pursuant to which Main Street Partners agreed to perform certain services for HMS Income LLC with respect to investments acquired in the Purchase Transaction. As of June 30, 2013, the Company owned five investments with respect to which Main Street Partners continues to provide service pursuant to the Servicing Agreement.

The legal nature of the Purchase Transaction and the intent of both HMS Income LLC and Main Street was to effectuate a sale thereby providing HMS Income LLC with an ownership of undivided interests in the acquired investments. The Purchase Transaction was originally classified in the financial statements as a sale under Accounting Standards Codification (“Codification” or “ASC”) 860, Transfers and Servicing (“ASC 860”), as previously reported as of and for the periods ended December 31, 2011 and March 31, 2012 included in the Registration Statement, as well as in the quarterly report on Form 10-Q for the quarter ended June 30, 2012. Subsequently it was determined that, due to certain provisions within the Servicing Agreement, and in order to comply with ASC 860, the investments acquired in the Purchase Transaction should have been classified, for accounting purposes, as a secured loan to Main Street. The interest income related to these investments, previously reported as interest income of Non-Control/Non Affiliate investments, is now reported as interest income of Affiliate investment for the period from June 1, 2012 to June 30, 2012 on the statement of operations.

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

On November 2, 2012, the Company and Main Street and its affiliates amended the Assignment Agreement and amended and restated the Servicing Agreement to conform the Assignment Agreement and the Servicing Agreement with the intent of the parties at the time of the consummation of the Purchase Transaction and to account for certain changed facts and circumstances. As a result of the amended Assignment and the amended and restated Servicing Agreement, as of December 31, 2012, the Purchase Transaction was and for the subsequent periods thereafter will continue to be reported as a sale for accounting purposes under ASC 860 in the financial statements and the related investments are classified as Non-Control/Non-Affiliate investments.

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

The Company’s portfolio strategy calls for it to invest in illiquid securities issued by private companies with annual revenues generally between $10 million and $150 million. These securities are also defined herein as lower middle market (“LMM”) investments. These portfolio investments may be subject to restrictions on resale and will generally have no established trading market or generally have established markets that are inactive; therefore, market quotations are generally not readily available. The Company determines the fair value primarily using a yield to maturity approach that analyzes the discounted cash flows of interest and principal for the debt security, as set forth in the associated loan agreements, as well as the financial position and credit risk of each of these portfolio investments. The Company’s estimate of the expected repayment date of a debt security is generally the legal repayment date of the instrument. The yield to maturity analysis considers changes in leverage levels, credit quality, portfolio company performance and other factors. The Company will use the value determined by the yield analysis as the fair value for that security. However, it is the Company’s position that assuming a borrower is outperforming underwriting expectations and because these respective investments do not contain pre-payment penalties, the borrower would most likely prepay or refinance the borrowing at a lower rate. Therefore, the Company does not believe that a market participant would pay a premium for the investment. Also, because of the Company’s general intent to hold its loans to repayment, the Company generally does not believe that the fair value of the investment should be adjusted in excess of the face amount. However, adjustments to investment values will be made for impairments. As of June 30, 2013 and December 31, 2012, the Company owned two and six LMM investments, respectively, which had a total estimated fair value of $1.5 million and $4.3 million or approximately 5% and 27% of the Company’s portfolio investments at fair value, respectively.

The Company’s portfolio strategy also calls for it to invest in private placement investments that are generally larger in size than LMM investments. Private placement investments generally have established markets that are not active; however, market quotations are generally readily available. For these private placement investments, the Company uses observable inputs, such as third party quotes or other independent pricing of identical or similar assets in non-active markets, to determine the fair value of those investments. As of June 30, 2013 and December 31, 2012, the Company owned 30 and 11 private placement investments, respectively, which had a total estimated fair value of $28.3 million and $11.8 million or approximately 95% and 73% of the Company’s portfolio investments at fair value, respectively.

Due to the inherent uncertainty in the valuation process, the Company’s estimate of fair value may differ materially from the values that would have been used had an active market for the securities existed. In addition, changes in the market environment, portfolio company performance and other events that may occur over the lives of the investments may cause the gains or losses ultimately realized on these investments to be materially different than the valuations currently assigned. The Company estimates the fair value of each individual investment and records changes in fair value as unrealized appreciation (depreciation) in the Statements of Operations.

Interest Income

Interest income is recorded on the accrual basis to the extent amounts are expected to be collected. Prepayment penalties received by the Company are recorded as income upon receipt. Accrued interest is evaluated periodically for collectability. When a debt security becomes 90 days or more past due, and the Company does not expect the debtor to be able to service all of its debt or other obligations, the debt security will generally be placed on non-accrual status and the Company will cease recognizing interest income on that debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. If a debt security’s status significantly improves with respect to the debtor’s ability to service the debt or other obligations, or if a debt security is fully impaired, sold or written off, it will be removed from non-accrual status. As of June 30, 2013 and December 31, 2012, the Company did not have any investments that were more than 90 days past due or on non-accrual status. Additionally, the Company is not aware of any material changes to the creditworthiness of the borrowers.

From time to time, the Company may hold debt instruments in its investment portfolio that contain a payment-in-kind (“PIK”) interest provision. If these borrowers elect to pay, or are obligated to pay, interest under the optional PIK provision, and if deemed collectible in management’s judgment, then the interest would be computed at the contractual rate specified in the investment’s credit agreement, added to the principal balance of the investment, and recorded as interest income. Thus, the actual collection of this interest would be deferred until the time of debt principal repayment. As of June 30, 2013 and December 31, 2012, the Company owned one and zero investments, respectively that contained a PIK interest provision.

Unearned Income – Original Issue Discount / Premium to Par Value

The Company may purchase debt investments at a value different than par value. For purchases at less than par value a discount is recorded, which discount is accreted into interest income based on the effective interest method over the life of the debt investment. For purchases at greater than par value, a premium is recorded, which premium is amortized as a reduction to interest income based on the effective interest method over the life of the investment. Upon repayment or sale, any unamortized discount or premium is also amortized into interest income. For the three months ended June 30, 2013 and 2012, the Company accreted approximately a net $24,000 and $6,000, respectively, into interest income. For the six months ended June 30, 2013 and 2012, the Company accreted approximately a net $21,000 and $13,000, respectively, into interest income.

Net Realized Gains or Losses from Investments and Net Change in Unrealized Appreciation (Depreciation) from Investments

Net realized gains or losses are measured by the difference between the net proceeds from the sale or redemption of an investment and the par value of the investment, without regard to unrealized appreciation or depreciation previously recognized. Net change in unrealized appreciation or depreciation from investments reflects the net change in the fair value of the investment portfolio and the reclassification of any prior period unrealized appreciation (depreciation) on exited investments.

Due from Main Street

Due from Main Street represents principal and interest payments from portfolio investments serviced and received by Main Street on the Company’s behalf.  The amounts due to the Company as of June 30, 2013 and December 31, 2012 were subsequently collected in July 2013, and January 2013, respectively.

Deferred Financing Costs

Deferred financing costs represent fees and other direct costs incurred in connection with arranging the Company’s borrowings. These costs were incurred in connection with the Company’s revolving credit facility (see Note 4 for a discussion regarding the Company’s credit facility) and have been capitalized. The deferred financing costs are being amortized to interest expense using the straight-line method over the life of the credit facility, which the Company believes is materially consistent with the effective interest method. For the three months ended June 30, 2013 and 2012, the Company amortized approximately $18,000 and $27,000, respectively, into interest expense related to deferred financing costs. For the six months ended June 30, 2013 and 2012, the Company amortized approximately $40,000 and $34,000, respectively, into interest expense related to deferred financing costs. Further, in May 2012, upon the retirement of the Main Street facility, all unamortized deferred financing costs incurred in connection with the Main Street Facility were fully amortized and written-off.

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

As of June 30, 2013 and December 31, 2012, the Adviser and Sub-Adviser incurred approximately $3.5 million and $2.5 million, respectively, of Offering costs on the Company’s behalf. Upon the execution of the Advisory Agreement and Sub-Advisory Agreement, on May 31, 2012, the Company recorded a due to affiliates liability and capitalized the deferred Offering costs as it is expected that the Company will reimburse the Advisers for these costs. As of June 30, 2013, the balance of the due to affiliate liability related to organizational and Offering costs was $3.3 million. Commencing with the Company’s initial closing, which occurred on September 17, 2012, and continuing with every closing thereafter, 1.5% of the proceeds of such closings will be amortized as a charge to additional paid in capital and a reduction of deferred Offering costs, until such asset is fully amortized. As of June 30, 2013, approximately $186,000 has been amortized.  The Company expects to reimburse the Advisers for such costs incurred on its behalf on a monthly basis up to a maximum aggregate amount of 1.5% of the gross Offering proceeds. Pursuant to the terms of the Advisory Agreement and Sub-Advisory Agreement, the Adviser and Sub-Adviser will be responsible for the payment of organizational and Offering expenses to the extent they exceed 1.5% of gross proceeds from the Offering.

Payable for Unsettled Trades

The Company accepts stockholder’s subscriptions on a semi-monthly basis. For subscriptions received in the second half of the last month of the quarter, for which shares of common stock were not issued by June 30, 2013, the amounts of such subscriptions are presented as cash and as a payable for unsettled trades. The shares issued in exchange for the subscriptions received in the second half of June 2013 were issued and outstanding on July 1, 2013.

Concentration of Credit Risk

The Company has cash deposited in a financial institution in excess of federally insured levels. Management regularly monitors the financial stability of these financial institutions in an effort to manage the Company’s exposure to any significant credit risk in cash. The Federal Deposit Insurance Corporation generally only insures limited amounts per depositor per insured bank.

Fair Value of Financial Instruments

Fair value estimates are made at discrete points in time based on relevant information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. The Company believes that the carrying amounts of its financial instruments, consisting of cash, accounts receivable from affiliates, interest payable to affiliates and other accrued expenses and liabilities approximate the fair values of such items.

Note 3 — Fair Value Hierarchy for Investments

Fair Value Hierarchy

ASC 820 establishes a hierarchal disclosure framework that prioritizes and ranks the level of market price observability of inputs used in measuring investments at fair value. Market price observability is affected by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

Based on the observability of the inputs used in the valuation techniques, the Company is required to provide disclosures on fair value measurements according to the fair value hierarchy. The fair value hierarchy ranks the observability of the inputs used to determine fair values. Investments carried at fair value are classified and disclosed in one of the following three categories:

•	Level 1—Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.

•	Level 2—Valuations based on inputs other than quoted prices in active markets, which are either directly or indirectly observable.

•	Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement. The inputs used in the determination of fair value may require significant judgment or estimation. Such information may be the result of consensus pricing information or broker quotes that include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimer would result in classification as a Level 3 asset, assuming no additional corroborating evidence.

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

The Company’s investment portfolio at June 30, 2013 and December 31, 2012 was comprised exclusively of debt securities. The fair value determination for these investments primarily consisted of both observable (Level 2) and unobservable (Level 3) inputs. The fair value determination of the Level 3 securities required one or more of the following unobservable inputs:

•	Financial information obtained from each portfolio company, including unaudited statements of operations and balance sheets for the most recent period available as compared to budgeted numbers;

•	Current and projected financial condition of the portfolio company;

•	Current and projected ability of the portfolio company to service its debt obligations;

•	Type and amount of collateral, if any, underlying the investment;

•	Current financial ratios (e.g., fixed charge coverage ratio, interest coverage ratio, and net debt/EBITDA ratio) applicable to the investment;

•	Current liquidity of the investment and related financial ratios (e.g., current ratio and quick ratio);

•	Pending debt or capital restructuring of the portfolio company;

•	Projected operating results of the portfolio company;

•	Current information regarding any offers to purchase the investment;

•	Current ability of the portfolio company to raise any additional financing as needed;

•	Changes in the economic environment that may have a material impact on the operating results of the portfolio company;

•	Internal occurrences that may have an impact (both positive and negative) on the operating performance of the portfolio company;

•	Qualitative assessment of key management;

•	Contractual rights, obligations or restrictions associated with the investment; and

•	Other factors deemed relevant.

The following table presents fair value measurements of investments, by major class, as of June 30, 2013 according to the fair value hierarchy (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First Lien Secured Debt	$-	$28,259	$1,500	$29,759
Second Lien Secured Debt	-	-	-	-
Total	$-	$28,259	$1,500	$29,759

The following table presents fair value measurements of investments, by major class, as of at December 31, 2012 according to the fair value hierarchy (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First Lien Secured Debt	$-	$10,274	$4,332	$14,606
Second Lien Secured Debt	-	1,526	-	1,526
Total	$-	$11,800	$4,332	$16,132

The following table presents fair value measurements of investments segregated by the level within the fair value hierarchy as of June 30, 2013 (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
LMM portfolio investments	$-	$-	$1,500	$1,500
Private placement investments	-	28,259	-	28,259
Total portfolio investments	$-	$28,259	$1,500	$29,759

The following table presents fair value measurements of investments segregated by the level within the fair value hierarchy, as of December 31, 2012 (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
LMM portfolio investments	$-	$-	$4,332	$4,332
Private placement investments	-	11,800	-	11,800
Total portfolio investments	$-	$11,800	$4,332	$16,132

The following table presents the significant unobservable input of the Level 3 investments as of June 30, 2013 (in thousands):

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

The significant unobservable input utilized in the determination of the fair value of the LMM portfolio investments is the risk adjusted discount rate utilized in the discounted cash flow approach. The discount rate is based on the underlying credit quality of the borrower as of June 30, 2013. The use of a higher discount rate would result in a lower fair value, and conversely the use of a lower discount rate would result in a higher fair value. Please see the discussion above regarding the factors that were considered in determining the appropriate discount rate to utilize in the valuation of these securities.

The following table provides a summary of changes in fair value of the Company’s Level 3 portfolio investments for the six months ended June 30, 2013 (in thousands):

	January 1, 2013 Fair Value	Payment-in- Kind Interest Accrual	New Investments	Redemptions/ Repayments/ Exits	Net Unrealized Appreciation (Depreciation)	June 30, 2013 Fair Value
LMM portfolio investments	$4,332	$-	$-	$(2,832)	$-	$1,500
Total	$4,332	$-	$-	$(2,832)	$-	$1,500

For the six months ended June 30, 2013, there were no transfers between Level 2 and Level 3 portfolio investments.

Portfolio Investment Composition

The composition of the Company’s investments as of June 30, 2013, at cost and fair value, was as follows (in thousands):

	Investments at Cost	Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First Lien Secured Debt	$29,570	100.0%	$29,759	100.0%
Second Lien Secured Debt	-	-	-	-
Total	$29,570	100.0%	$29,759	100.0%

The composition of the Company’s investments as of December 31, 2012, at cost and fair value, was as follows (in thousands):

	Investments at Cost	Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First Lien Secured Debt	$14,563	90.6%	$14,606	90.5%
Second Lien Secured Debt	1,518	9.4%	1,526	9.5%
Total	$16,081	100.0%	$16,132	100.0%

The composition of the Company’s investments by geographic region of the United States as of June 30, 2013, at cost and fair value, is set forth in the table below (in thousands). The geographic composition is determined by the location of the portfolio company’s corporate headquarters.

	Investments at Cost	Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Northeast	$8,100	27.3%	$8,159	27.4%
Southwest	2,473	8.4%	2,498	8.4%
West	5,473	18.5%	5,483	18.4%
Southeast	5,381	18.2%	5,395	18.1%
Midwest	6,669	22.6%	6,738	22.7%
Non-United States	1,474	5.0%	1,486	5.0%
Total	$29,570	100.0%	$29,759	100.0%

The composition of the Company’s investments by geographic region of the United States as of December 31, 2012, at cost and fair value, is set forth in the table below (in thousands). The geographic composition is determined by the location of the portfolio company’s corporate headquarters.

	Investments at Cost	Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Northeast	$4,158	25.8%	$4,149	25.7%
Southwest	750	4.7%	750	4.6%
West	2,896	18.0%	2,896	18.0%
Southeast	2,617	16.3%	2,645	16.4%
Midwest	5,660	35.2%	5,692	35.3%
Total	$16,081	100.0%	$16,132	100.0%

The composition of the Company’s total investments by industry as of June 30, 2013 and December 31, 2012, at cost was as follows:

Cost:	June 30, 2013	December 31, 2012
IT Services	10.0%	12.3%
Services and Leasing	6.7%	-
Specialty Retail	6.5%	8.9%
Textiles, Apparel, and Luxury Goods	6.0%	11.7%
Software	4.9%	22.8%
Construction and Engineering	4.8%	13.5%
Healthcare Facilities	3.4%	-
Healthcare Equipment and Supplies	3.4%	-
Education	3.4%	-
Oil and Gas Storage and Transportation	3.4%	-
Communications Equipment	3.4%	-
Retail (Food and Beverage)	3.3%	-
Apparel, Accessories, and Luxury Goods	3.3%	-
Metals and Mining	3.3%	-
Advertising	3.3%	-
Publishing	3.3%	-
Pharmaceuticals	3.3%	-
Aerospace and Defense	3.3%	-
Capital Markets	3.2%	3.7%
Utilities	3.2%	-
Healthcare Services	2.5%	8.7%
Diversified Consumer Services	2.5%	4.7%
Building Products	2.3%	4.4%
Media	2.2%	-
Internet and Catalog Retail	1.7%	-
Entertainment and Leisure	1.7%	-
Oil, Gas, and Consumable Fuels	1.7%	-
Energy Equipment and Services	-	4.7%
Chemicals	-	4.6%
Total	100.0%	100.0%

The composition of the Company’s total investments by industry as of June 30, 2013 and December 31, 2012, at fair value was as follows:

Fair Value:	June 30, 2013	December 31, 2012
IT Services	10.0%	12.3%
Services and Leasing	6.7%	-
Specialty Retail	6.4%	8.6%
Textiles, Apparel, and Luxury Goods	6.1%	11.7%
Software	5.0%	23.0%
Construction and Engineering	4.5%	13.6%
Apparel, Accessories, and Luxury Goods	3.4%	-
Metals and Mining	3.4%	-
Retail (Food and Beverage)	3.4%	-
Communications Equipment	3.4%	-
Education	3.4%	-
Pharmaceuticals	3.4%	-
Oil and Gas Storage and Transportation	3.4%	-
Healthcare Equipment and Supplies	3.4%	-
Publishing	3.3%	-
Advertising	3.3%	-
Healthcare Facilities	3.3%	-
Capital Markets	3.3%	3.8%
Utilities	3.2%	-
Aerospace and Defense	3.0%	-
Healthcare Services	2.5%	8.6%
Diversified Consumer Services	2.5%	4.7%
Media	2.3%	-
Building Products	2.3%	4.4%
Internet and Catalog Retail	1.7%	-
Entertainment and Leisure	1.7%	-
Oil, Gas, and Consumable Fuels	1.7%	-
Chemicals	-	4.6%
Energy Equipment and Services	-	4.7%
Total	100.0%	100.0%

Note 4 — Borrowings

On December 11, 2011, the Company's predecessor-in-interest, HMS Income LLC, entered into the Main Street Facility and immediately drew down $7.5 million, the entire amount available under the facility. Interest on outstanding borrowings under the Main Street Facility was payable at a floating rate equal to LIBOR plus a margin of 3.0%. The Main Street Facility was retired in May 2012 with proceeds of the Credit Facility described below.

On May 24, 2012, HMS Income LLC entered into a $15 million senior secured revolving credit facility with Capital One, National Association (“Capital One”) and immediately borrowed $7 million under the facility (the “Credit Facility”). The Company became the borrower under the Credit Facility as a result of the Merger Transaction. The Credit Facility has an accordion provision allowing increases in borrowing of up to $60 million, for a total facility of up to $75 million, subject to certain conditions. The proceeds from the initial borrowing under the Credit Facility and working capital were used to repay the Main Street Facility, which had an outstanding balance of $7.5 million at the time of repayment. Borrowings under the Credit Facility bear interest, subject to the Company’s election, on a per annum basis equal to (i) the applicable LIBOR rate plus 2.75% or (ii) the base rate plus 1.5%. The base rate is defined as the higher of (a) the prime rate or (b) the Federal Funds Rate (as defined in the credit agreement) plus 0.5%. As of June 30, 2013, the Company exercised its LIBOR election, thus setting a rate of approximately 3.0%. The Company pays unused commitment fees of 0.25% per annum on the unused lender commitment under the Credit Facility. At June 30, 2013, the Company had $10.0 million in borrowings outstanding under the Credit Facility. Borrowings under the Credit Facility are secured by all of the Company’s assets as well as all of the assets, and a pledge of equity ownership interests, of any future subsidiaries of the Company, which would be joined as guarantors. As of June 30, 2013, the Company estimated that the fair value of the Credit Facility approximated carrying value.

The credit agreement for the Credit Facility contains affirmative and negative covenants usual and customary for leveraged financings, including, but not limited to: (i) maintaining an interest coverage ratio of at least 2.0 to 1.0 (ii) maintaining an asset coverage ratio of at least 2.25 to 1.0 and (iii) maintaining a minimum adjusted tangible net worth of at least 80% of the Company’s adjusted tangible net worth on the closing date of the Credit Facility. For the twelve months ended June 30, 2013, the Company’s interest coverage ratio was 3.8 to 1 and as of June 30, 2013, the Company’s asset coverage ratio was 3.1 to 1, and the Company’s tangible net worth was approximately 100% of the Company’s adjusted tangible net worth on the closing date of the Credit Facility. Additionally, the Company must provide information to Capital One on a regular basis, preserve the Company’s corporate existence, comply with applicable laws, including the 1940 Act, pay obligations when they become due, and invest the proceeds of the Offering in accordance with its investment objectives and strategies. Further, the credit agreement contains usual and customary default provisions including, without limitation: (i) a default in the payment of interest and principal; (ii) insolvency or bankruptcy of the Company; (iii) a material adverse change in the Company’s business; or (iv) breach of any covenant, representation or warranty in the loan agreement or other credit documents and failure to cure such breach within defined periods. As of June 30, 2013, the Company was not aware of any instances of noncompliance with covenants related to the credit agreement. The maturity date of the Credit Facility is May 24, 2015, and the Company has two, one-year extension options.

Note 5 – Financial Highlights

The following is a schedule of financial highlights of the Company for the six months ended June 30, 2013 and the year ended December 31, 2012.

Per Share/Unit Data:	Six Months Ended June 30, 2013	Year Ended December 31, 2012

Net asset value at beginning of period	$8.86	$9.02
Net realized income(1) (2)	0.23	1.00
Net unrealized appreciation (1) (2)	0.08	0.08
Net increase in net assets resulting from operations	0.31	1.08

Stockholder distributions(1) (3)	(0.35)	(0.94)

Issuance of common stock above net asset value(4), net of offering costs(1)	0.01	-
Impact of stock dividend	-	(0.20)
Impact of merger transaction	-	(0.10)
Net increase (decrease) in net assets resulting from capital share transactions	0.01	(0.30)
Net asset value at end of the period	$8.83	$8.86

Shares/units outstanding at end of period	2,407,102	1,289,472
Weighted average shares/units outstanding	1,726,103	1,151,554

(1)	Based on weighted average number of shares of common stock outstanding for the period.
(2)	Change in net realized gain and net unrealized appreciation from investments can change significantly from period to period.
(3)	The stockholder distributions represent the stockholder distributions declared for the period.
(4)	The continuous issuance of shares of common stock may cause an incremental increase in net asset value per share due to the sale of shares at the then prevailing public offering price in excess of net asset value per share on each subscription closing date. The per share data was derived by computing (i) the sum of (A) the number of shares issued in connection with subscriptions and/or distribution reinvestment on each share transaction date times (B) the differences between the net proceeds per share and the net asset value per share on each share transaction date, divided by (ii) the total shares outstanding at the end of the period.

	Six Months Ended June 30, 2013	Year Ended December 31, 2012
	(in thousands, except percentages)	(in thousands, except percentages)
Net assets at end of period	$21,261	$11,423
Average net assets	$15,561	$10,488
Average Credit Facility borrowings	$7,333	$7,231

Ratios to average net assets:
Ratio of total expenses to average net assets(1) (2)	3.55%	7.05%
Ratio of total expenses, excluding interest expense, to average net assets (1) (2)	2.56%	4.03%
Ratio of net investment income to average net assets (2)	2.55%	10.81%

Portfolio turnover ratio (2)	30.51%	72.81%

Total return (2) (3)	3.61%	10.85%

(1)	For the six months ended June 30, 2013, the Advisers waived base management fees of approximately $201,000, capital gains incentive fees of approximately $1,000 and internal administrative services expenses of approximately $455,000. For the year ended December 31, 2012, the Advisers waived base management fees of approximately $232,000, subordinated incentive fees on income of approximately $123,000, capital gains incentive fees of approximately $3,000 and administrative services expenses of approximately $438,000.
(2)	Not annualized for the six months ended June 30, 2013.
(3)	Total return is calculated on the change in net asset value per share, stockholder distributions declared per share and the amount of the stock dividend per share over the reporting period.

Note 6 – Stockholder Distributions

The following table reflects the cash distributions per share that the Company has declared on its common stock during the six months ended June 30, 2013 (in thousands except per share amounts).

	Distributions
For the Period Ended	Per Share	Amount
Three months ended June 30, 2013	$0.18	$356
Three months ended March 31, 2013	$0.17	$243

The following table reflects the cash distributions per share/ unit that the Company has declared during the six months ended June 30, 2012 (in thousands except per share/unit amounts).

	Distributions
For the Period Ended	Per Share, Per Unit	Amount
One month ended June 30, 2012	$0.06	$65
Five months ended May 31, 2012	$0.53	$600

On June 27, 2013, with the authorization of the Company’s board of directors, the Company declared distributions to its stockholders for the period of July 1, 2013 through September 30, 2013. These distributions have been, or will be, calculated based on stockholders of record each day from July 1, 2013 through September 30, 2013 in an amount equal to $0.00191781 per share, per day (which represents an annualized distribution yield of 7.0% based on the Company's current public offering price of $10.00 per share, if it were maintained everyday for a twelve-month period). Distributions are paid on the first business day following the completion of each month to which they relate.

The following table reflects the stock dividend per share that the Company has declared and paid on its common stock:

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

The stock dividend increased the number of shares outstanding, thereby reducing the Company’s net asset value per share. However, because the stock dividend was payable to all stockholders as of the designated record date in proportion to their holdings as of such date, the reduction in net asset value per share as a result of the stock dividend was offset exactly by the increase in the number of shares owned by each stockholder. Also, the stock dividend did not change any stockholder’s proportionate interest in the Company, and, therefore, it did not represent a taxable dividend. Lastly, as the overall value to the stockholder was not reduced as a result of the stock dividend, the Company’s board of directors determined that the stock dividend would not be dilutive to stockholders as of the designated record date.

The Company has adopted an “opt in” distribution reinvestment plan for its stockholders. As a result, if the Company makes a distribution, its stockholders will receive distributions in cash unless they specifically “opt in” to the distribution reinvestment plan so as to have their cash distributions reinvested in additional shares of the Company’s common stock.

The following table reflects the sources of the cash distributions that the Company declared and, in some instances, paid on its common stock during the six months ended June 30, 2013 and June 30, 2012 (in thousands, except percentages).

	Six Months Ended June 30, 2013		Six Months Ended June 30, 2012
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Net realized income from operations	$200	33%	$561	85%
Fee waivers from Advisers	202	34%	49	7%
Distributions from other sources	197	33%	55	8%
Total	$599	100%	$665	100%

The Company may fund its cash distributions from any sources of funds available, including Offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to it on account of preferred and common equity investments in portfolio companies and fee waivers from its Advisers. The Company has not established limits on the amount of funds that the Company may use from available sources to make distributions. The Company expects that for the foreseeable future, a portion of the distributions paid will be possible as a result of fee waivers under the conditional fee waiver agreement that the Company entered into with the Advisers on May 31, 2012 (we refer to this agreement, as amended from time to time, and most recently on June 28, 2013, as the “Conditional Fee Waiver Agreement”), which fee waivers may be subject to repayment by the Company upon the approval of the Company’s board of directors, if at all, within three years from the date that each respective fee waiver was made. The Conditional Fee Waiver Agreement allows the Advisers to waive fees upon the occurrence of any event, in the Advisers’ sole discretion, including, but neither limited to nor automatically triggered by, the Company’s estimate that a distribution declared and payable to its stockholders during the fee waiver period represents, or would represent when paid, a return of capital for U.S. federal income tax purposes.

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

Note 7 – Taxable Income

Upon filing its 2012 tax return on or before September 16, 2013, the company intends to elect to be treated for U.S. federal income tax purposes as a RIC. As a RIC, the Company generally will not pay corporate-level U.S. federal income taxes on net ordinary income or capital gains that the Company distributes to its stockholders from taxable earnings and profits as distributions. The Company must generally distribute at least 90% of its investment company taxable income to qualify for pass-through tax treatment and maintain its RIC status. As a part of maintaining its RIC status, undistributed taxable income (subject to a 4% excise tax) pertaining to a given taxable year may be distributed up to 12 months subsequent to the end of that taxable year, provided such distributions are declared prior to the filing of the federal income tax return for the prior year. In 2013, the Company paid approximately $6,000, representing a 4% nondeductible excise tax related to approximately $117,000, or $0.09 per share, of cumulative undistributed taxable income pertaining to the 2012 tax year.

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

Note 8 – Supplemental Cash Flow Disclosures

Listed below are the supplemental cash flow disclosures for the six months ended June 30, 2013 and 2012 (in thousands):

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Supplemental Disclosure of Cash Flow Information
Interest Paid	$101	$115
Taxes Paid	$6	$-

Supplemental Disclosure of Non-Cash Flow Information
Stockholder distributions declared and unpaid	$134	$65
Stockholder distributions reinvested	$83	$-
Unpaid deferred offering costs	$3,305	$1,686
Sale of portfolio investments to Main Street Capital Corporation	$-	$2,250
Portfolio investments acquired from Main Street Capital Corporation	$-	$2,250

Note 9 — Related Party Transactions and Arrangements

Advisory Agreements and Conditional Fee Waiver Agreement

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

The incentive fees consist of two parts. The first part, referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears based on pre-incentive fee net investment income for the immediately preceding quarter. The subordinated incentive fee on income is equal to 20% of the Company’s pre-incentive fee net investment income for the immediately preceding quarter, expressed as a quarterly rate of return on adjusted capital at the beginning of the most recently completed calendar quarter, exceeding 1.875% (7.5% annualized), subject to a “catch up” feature. For purposes of this fee, adjusted capital means cumulative gross proceeds generated from sales of the Company’s common stock (including proceeds from the Company’s distribution reinvestment plan) reduced for non-liquidating distributions, other than distributions of profits, paid to the Company’s stockholders and amounts paid for share repurchases pursuant to the Company’s share repurchase program. The subordinated incentive fee on income is expensed in the quarter in which it is incurred.

The second part of the incentive fee, referred to as the incentive fee on capital gains, is an incentive fee on capital gains earned from the portfolio of the Company and is determined and payable in arrears as of the end of each calendar year (or upon termination of the Advisory Agreement). This fee equals 20.0% of the Company’s incentive fee capital gains, which equals the Company’s realized capital gains on a cumulative basis from inception, calculated as of the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. At the end of each reporting period, the Company estimates the incentive fee on capital gains and accrues the fee based on a hypothetical liquidation of its portfolio. Therefore the accrual includes both net realized gains and net unrealized gains (the net unrealized difference between the fair value and the par value of its portfolio), if any. The incentive fee accrued pertaining to the unrealized gain is neither earned nor payable to the Advisers until such time it is realized.

As discussed above, the Company and the Advisers entered into the Conditional Fee Waiver Agreement pursuant to which, for a period from June 4, 2012 to December 31, 2013, the Advisers have agreed to waive all fees upon the occurrence of any event, which in the Advisers’ sole discretion is deemed necessary, including, but neither limited to nor automatically triggered by, the Company’s estimate that a distribution declared and payable to its stockholders during the fee waiver period represents, or would represent when paid, a return of capital for U.S. federal income tax purposes. Further, the agreement contains a clause which states that subject to the approval of the Company’s board of directors, in future periods, previously waived fees may be paid to the Advisers, if the Company’s cumulative net increase in net assets resulting from operations exceeds the amount of cumulative distributions paid to stockholders. The previously waived fees are potentially subject to repayment by the Company, if at all, within a period not to exceed three years from the date of each respective fee waiver.

For the three and six months ended June 30, 2013, the Company incurred, and the Advisers waived, base management fees of approximately $118,000 and $201,000, respectively and capital gains incentive fees of approximately $0 and $1,000, respectively. For the three and six months ended June 30, 2012, the Company incurred, and the Advisers waived, base management fees of approximately $31,000 and subordinated incentive fees on income of approximately $18,000, respectively. Previously waived fees to the Advisers will not be accrued until they become probable and estimable. For the three and six months ended June 30, 2013 and June 30, 2012, the Company did not record an accrual for any previously waived fees.

Pursuant to the Advisory Agreement and Sub-Advisory Agreement, the Company is required to pay or reimburse the Advisers for internal administrative services expenses which include all costs and expenses related to the day-to-day administration and management of the Company not related to advisory services. For the three months and six months ended June 30, 2013, the Company incurred, and the Advisers waived the reimbursement of, internal administrative services expenses of approximately $222,000 and $455,000, respectively. For the three and six months ended June 30, 2012, the Company incurred, and the Advisers waived administrative services expenses of approximately $25,000.

The below table presents the fees and expenses waived by the Advisers:

Period Ended	Amount of Fee Waivers (in thousands)(1)	Expiration of the Advisers’ Right to Receive Reimbursement of Previously Waived Fees(2)	Amount of Internal Administrative Expense Waivers (in thousands)(3)	Operating Expense Ratio as of the Date of the Fee Waivers(4)	Annualized Distribution Rate as of the Date of the Fee Waivers(5)
June 30, 2012	$49	June 30, 2015	$25	0.83%	7.00%
September 30, 2012	$152	September 30, 2015	$129	1.23%	7.00%
December 31, 2012	$157	December 31, 2015	$284	1.99%	7.00%
March 31, 2013	$84	March 31, 2016	$233	1.74%	7.00%
June 30, 2013	$118	June 30, 2016	$222	1.11%	7.00%

(1)	Fees waived pursuant to the Conditional Fee Waiver Agreement.

(2)	Subject to the approval of the Company’s board of directors, in future periods, previously waived fees may be paid to the Advisers, if the Company’s cumulative net increase in net assets resulting from operations exceeds the amount of cumulative distributions paid to stockholders. The previously waived fees are potentially subject to repayment by the Company, if at all, within a period not to exceed three years from the date of each respective fee waiver.

(3)	The Advisers have agreed to voluntarily forgo reimbursement of internal administrative expenses through June 30, 2013. The internal administrative expenses are waived on a quarterly basis and are not eligible for future reimbursement from the Company to the Advisers.

(4)	“Operating Expense Ratio” is calculated on a quarterly basis as a percentage of average net assets and includes all expenses borne by the Company, except for base management and incentive fees and internal administrative expenses owed to the Advisers and organizational and offering expenses.

(5)	“Annualized Distribution Rate” equals $0.00191781 per share, per day (which represents an annualized distribution yield of 7% based on our current public offering price of $10.00 per share, if it were maintained everyday for a twelve-month period). “Annualized Distribution Rate” does not include the special stock dividend paid to stockholders on September 14, 2012.

As discussed in Note 2 – Basis of Presentation and Summary of Significant Accounting Policies – Organizational and Offering Costs, as of June 30, 2013 and December 31, 2012, the Adviser and Sub-Adviser incurred approximately $3.5 million and $2.5 million, respectively, of Offering costs on the Company’s behalf. Upon the execution of the Advisory Agreement and Sub-Advisory Agreement, on May 31, 2012, the Company recorded a due to affiliate liability and capitalized the deferred Offering costs as it is expected that the Company will reimburse the Advisers for these costs. As of June 30, 2013, the balance of the due to affiliate liability was $3.3 million. Commencing with the Company’s initial closing, which occurred on September 17, 2012, and continuing with every closing thereafter, 1.5% of the proceeds of such closings will be amortized as a charge to additional paid in capital and a reduction of deferred offering costs, until such asset is fully amortized. As of June 30, 2013, approximately $186,000 has been amortized. The Company expects to reimburse the Advisers for such costs incurred on its behalf on a monthly basis up to a maximum aggregate amount of 1.5% of the gross Offering proceeds. Pursuant to the terms of the Advisory Agreement and Sub-Advisory Agreement, the Adviser and Sub-Adviser will be responsible for the payment of organizational and offering expenses to the extent they exceed 1.5% of gross proceeds from the Offering.

The table below outlines fees incurred and expense reimbursements payable to Hines, Main Street and their affiliates for the three and six months ended June 30, 2013 and June 30, 2012 and amounts unpaid as of June 30, 2013 and December 31, 2012 (in thousands).

	Incurred		Incurred		Unpaid as of
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
Type and Recipient	2013	2012	2013	2012	2013	2012
Base Management Fees (1) - the Adviser, Sub-Adviser	$-	$-	$-	$-	$-	$-
Incentive Fee on Income (1) - the Adviser, Sub-Adviser	-	-	-	-	-	-
Capital Gains Incentive Fee (1) - the Adviser, Sub-Adviser	-	-	-	-	-	-
Offering Costs- the Adviser	373	698	962	775	3,305	2,529
Other (2) - the Adviser	104	5	188	5	29	393
Interest Expense – Main Street Capital Corporation	-	58	-	127	-	-
Management Fees – Main Street Capital Corporation	-	6	-	15	-	-
Selling Commissions - Dealer Manager	446	-	628	-	-	-
Dealer Manager Fee - Dealer Manager	237	-	319	-	-	-
Due to Affiliates					$3,334	$2,922

(1)	Net of amounts waived by the Adviser and Sub-Adviser.
(2)	Includes amounts the Adviser paid on behalf of the Company such as general and administrative services expenses.

Note 10 – Subsequent Events

On July 23, 2013, the Company sold one of its portfolio investments, UniTek Global Services, Inc. for approximately $1.54 million. The portfolio investment had a fair value of approximately $1.41 million as of June 30, 2013.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained in this section should be read in conjunction with our unaudited financial statements and related notes thereto appearing elsewhere in this quarterly report on Form 10-Q (this “Report”). In this Report, “we,” “us,” and “our” refer to HMS Income Fund, Inc.

Forward-Looking Statements

Some of the statements in this Report constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this Report may include statements as to:

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

In addition, words such as “anticipate,” “believe,” “expect” and “intend” indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this Report involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Risk Factors” and elsewhere in this Report. Other factors that could cause actual results to differ materially include:

•	changes in the economy;

•	risks associated with possible disruption in our operations or the economy generally due to terrorism or natural disasters; and

•	future changes in laws or regulations and conditions in our operating areas.

We have based the forward-looking statements included in this Report on information available to us on the date of this Report, and we assume no obligation to update any such forward-looking statements. Except as required by the federal securities laws, we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The forward-looking statements and projections contained in this Report are excluded from the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended.

ORGANIZATION

We were formed on November 28, 2011 for the purpose of succeeding to the portfolio of HMS Income LLC. On May 31, 2012, our merger with HMS Income LLC was consummated.

We are an externally managed, non-diversified closed-end investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). Upon filing our 2012 tax return on or before September 16, 2013, we intend to elect to be treated for U.S. federal income tax purposes, and to qualify annually thereafter, as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”). Our business is managed by HMS Adviser LP (the “Adviser”), a Texas limited partnership and affiliate of Hines Interests Limited Partnership (“Hines”), pursuant to the Investment Advisory and Administrative Services Agreement (the “Advisory Agreement”) dated May 31, 2012, between us and the Adviser. Also, on May 31, 2012, we and the Adviser entered into a sub-advisory agreement (the “Sub-Advisory Agreement”) with Main Street Capital Corporation (“Main Street”), a New York Stock Exchange listed BDC and a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and Main Street Capital Partners, LLC, a wholly-owned subsidiary of Main Street (“Main Street Partners”), to act as our investment sub-adviser to identify, evaluate, negotiate and structure prospective investments, make investment and portfolio management recommendations for approval by the Adviser, monitor our investment portfolio and provide certain ongoing internal administrative services to the Adviser. Main Street is initially providing such investment sub-advisory services to the Adviser. However, because the fees that Main Street would receive from such arrangement could have negative consequences on Main Street’s ability to meet the source-of-income requirement necessary for Main Street to maintain its RIC tax treatment, the ultimate intent is that Main Street Partners will provide such services. Main Street will need to obtain certain relief from the Securities and Exchange Commission (“SEC”) before Main Street Partners is permitted to provide these services to the Adviser, which relief Main Street is currently seeking. However, there can be no assurance that Main Street will obtain such relief. If and when such requested no-action letter relief or similar relief is granted by the Staff of the Division of Investment Management of the SEC (the “Staff”), Main Street Partners will act as our investment sub-adviser instead of Main Street. The term “our Sub-Adviser,” as used herein, will refer to Main Street until such time that, if at all, the Staff grants the abovementioned requested no-action letter relief or similar relief; after which time, it will refer to Main Street Partners. We refer to the Adviser and Sub-Adviser, collectively, as the “Advisers.” Upon the execution of the Sub-Advisory Agreement, Main Street became an affiliate of ours.

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

On May 24, 2012, HMS Income LLC entered into a $15 million senior secured revolving credit facility with Capital One, National Association (“Capital One”) and immediately borrowed $7 million under the facility (the “Credit Facility”). We became the borrower under the Credit Facility as a result of the Merger Transaction (as defined below). The proceeds from the initial borrowing under the Credit Facility and working capital were used to repay the Main Street Facility.

On May 31, 2012, HMS Income LLC merged with and into us (the “Merger Transaction”) leaving us as the surviving entity following the Merger Transaction, pursuant to the Agreement and Plan of Merger and the Articles of Merger. The Articles of Merger provided that within 48 hours prior to the Merger Transaction, our properly-constituted board of directors (with a majority of non-interested members) would determine the fair value of the initial portfolio held by HMS Income LLC. The Agreement and Plan of Merger also provided that the outstanding membership units of HMS Income LLC would be converted into the number of shares of our common stock that equal $9.00 per share (based on the $10.00 per share initial offering price less the 10% sales load not incurred) based on net asset value of HMS Income LLC determined at the time of the Merger Transaction. Effectively, the Hines affiliate and the unaffiliated investor exchanged a total of 1,111,111 membership units of HMS Income LLC for 1,123,157 shares of our common stock.

On December 16, 2011, we filed a registration statement on Form N-2, as amended (the “Registration Statement”) with the SEC to register for sale up to $1.5 billion of shares of our common stock (the “Offering”). Except as with respect to minimum offering requirements set by securities regulators of certain states, there is no minimum number of shares required to be sold in the Offering. We engaged Hines Securities, Inc. (the “Dealer Manager”), an affiliate of the Adviser, to serve as the dealer manager for the Offering. The Dealer Manager is responsible for marketing the shares of common stock being offered pursuant to the Offering.

The SEC declared the Registration Statement effective on June 4, 2012, and the Offering commenced shortly thereafter. We filed a post-effective amendment on March 28, 2013 for purposes of updating the Registration Statement under Section 10(a)(3) of the Securities Act, which the SEC declared effective on May 14, 2013. As of June 30, 2013, we have raised $12.4 million, including proceeds from the distribution reinvestment plan of approximately $89,000.

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

As of June 30, 2013, we had debt investments in 30 private placement investments and two LMM investments with an aggregate fair value of $29.7 million, a cost basis of $29.5 million, and a weighted average effective annual yield of approximately 8.1%. The weighted average annual yield was calculated using the effective interest rates for all debt investments at June 30, 2013, including accretion of original issue discount and premium to par value. All of our portfolio investments were secured by first priority liens.

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

Investment Income

We have generated and plan to continue to generate investment income primarily in the form of interest and also dividends on the debt securities that we hold and capital gains, if any, on convertible debt or other equity interests that we acquire in portfolio companies. In addition, we may generate revenue in the form of commitment, origination, structuring or diligence fees, monitoring fees, and possibly consulting fees and performance-based fees. Any such fees will be generated in connection with our investments and recognized as earned or as additional yield over the life of the debt investment.

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

We will bear all other expenses of our operations and transactions, including (without limitation) fees and expenses relating to:

•	corporate and organizational expenses relating to offerings of our common stock, subject to limitations included in the Advisory Agreement;
•	the cost of calculating our net asset value, including the cost of any third-party valuation services;
•	the cost of effecting sales and repurchase of shares of our common stock and other securities;
•	fees payable to third parties relating to, or associated with, monitoring our financial and legal affairs, making investments, and valuing investments, including fees and expenses associated with performing due diligence reviews of prospective investments;
•	interest payable on debt, if any, incurred to finance our investments;
•	investment advisory fees;
•	transfer agent and custodial fees;

•	fees and expenses associated with marketing efforts;
•	federal and state registration fees;
•	federal, state and local taxes;
•	independent directors’ fees and expenses, including travel expenses;
•	costs of director and stockholder meetings, proxy statements, stockholders’ reports and notices;
•	cost of fidelity bond, directors and officers/errors and omissions liability insurance and other insurance premiums;
•	direct costs such as printing of stockholder reports and advertising or sales materials, mailing, long distance telephone, and staff;
•	fees and expenses associated with independent audits and outside legal costs, including compliance with the Sarbanes-Oxley Act of 2002, amended, the 1940 Act, and applicable federal and state securities laws;
•	costs associated with our reporting and compliance obligations under the 1940 Act and applicable federal and state securities laws;
•	brokerage commissions for our investments;
•	all other expenses incurred by our Advisers, in performing their obligations subject to the limitations included in the Advisory Agreement and Sub-Advisory Agreement; and
•	all other expenses incurred by us or any administrator in connection with administering our business, including payments under any administration agreement that will be based upon our allocable portion of overhead and other expenses incurred by any administrator in performing its obligations under any proposed administration agreement, including rent and our allocable portion of the costs of compensation and related expenses of our chief compliance officer and chief financial officer and their respective staffs.

We have had a limited operating history and, therefore, this statement concerning additional expenses is necessarily an estimate and may not match our actual results of operations in the future. We expect expenses to vary based on the amount of assets under management.

Base Management Fee, Incentive Fee, and Internal Administrative Expense Waiver

On May 31, 2012, we and the Advisers entered into a conditional fee waiver agreement, pursuant to which, for a period from June 4, 2012 to December 31, 2013, the Advisers can waive all fees upon the occurrence of any event, which in the Advisers’ sole discretion is deemed necessary, including, but neither limited to nor automatically triggered by our estimate that a distribution declared and payable to our stockholders during the fee waiver period represents, or would represent when paid, a return of capital for U.S. federal income tax purposes. We refer to this conditional fee waiver agreement, as amended from time to time, as the “Conditional Fee Waiver Agreement.” Further, the agreement contains a clause which states that subject to the approval of our board of directors, in future periods, previously waived fees may be paid to the Advisers, if our cumulative net increase in net assets resulting from operations exceeds the amount of cumulative distributions paid to stockholders. The previously waived fees are potentially subject to repayment by us, if at all, within a period not to exceed three years from the date of each respective fee waiver. For the three and six months ended June 30, 2013, we incurred, and the Advisers waived, base management fees of approximately $118,000 and $201,000, respectively and capital gains incentive fees of approximately $0 and $1,000, respectively.

For the three and six months ended June 30, 2012, we incurred, and the Advisers waived, base management fees of approximately $31,000 and subordinated incentive fees on income of approximately $18,000, respectively. Previously waived fees to the Advisers will not be accrued until they become probable and estimable. For the three and six months ended June 30, 2013 and June 30, 2012, we did not record an accrual for any previously waived fees.

Pursuant to the Advisory Agreement and Sub-Advisory Agreement, we are required to pay or reimburse the Advisers for internal administrative services expenses, which include all costs and expenses related to our day-to-day administration and management not related to advisory services. For the three months and six months ended June 30, 2013, we incurred, and the Advisers waived the reimbursement of, internal administrative services expenses of approximately $222,000 and $455,000, respectively. For the three and six months ended June 30, 2012, we incurred, and the Advisers waived administrative services expenses of approximately $25,000.

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

Transactions Between Entities Under Common Control

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

On December 12, 2011, HMS Income LLC acquired interests in 17 investments from Main Street and certain of its affiliates for approximately $16.5 million (the “Purchase Transaction”), as evidenced by an Assignment and Assumption Agreement (the “Assignment Agreement”). Concurrently with the Purchase Transaction, HMS Income LLC and Main Street Partners entered into a Servicing Agreement (the “Servicing Agreement”), pursuant to which Main Street Partners agreed to perform certain services for HMS Income LLC with respect to the investments acquired in the Purchase Transaction. As of June 30, 2013, we owned five investments with respect to which Main Street Partners continues to provide service pursuant to the Servicing Agreement.

The legal nature of the Purchase Transaction and the intent of both HMS Income LLC and Main Street was to effectuate a sale thereby providing HMS Income LLC with an ownership of undivided interests in the acquired investments. The Purchase Transaction was originally classified in the financial statements as a sale under the Accounting Standards Codification (“Codification” or “ASC”) 860, Transfers and Servicing (“ASC 860”), as previously reported as of and for the periods ended December 31, 2011 and March 31, 2012 included in the Registration Statement on Form N-2 filed December 16, 2011 and all subsequent amendments thereto, as well as in the quarterly report on Form 10-Q for the three months ended June 30, 2012. Subsequently it was determined that, due to certain provisions within the Servicing Agreement, and in order to comply with ASC 860, the investments acquired in the Purchase Transaction should have been classified, for accounting purposes, as a secured loan to Main Street. The interest income related to these investments, previously reported as interest income of Non-Control/Non Affiliate investments, is now reported as interest income of Affiliate investment for the period from June 1, 2012 to June 30, 2012 on the statement of operations.

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

On November 2, 2012, we and Main Street and its affiliates amended the Assignment Agreement and amended and restated the Servicing Agreement to conform the Assignment Agreement and the Servicing Agreement with the intent of the parties at the time of the consummation of the Purchase Transaction and to account for certain changed facts and circumstances. As a result of the amended Assignment and the amended and restated Servicing Agreement, as of December 31, 2012, the Purchase Transaction was and for the subsequent periods thereafter will continue to be reported as a sale for accounting purposes under ASC 860 in the financial statements and the related investments will be classified as Non-Control/Non-Affiliate investments.

Valuation of Portfolio Investments

The most significant determination inherent in the preparation of our financial statements is the valuation of our portfolio investments and the related amounts of unrealized appreciation or depreciation. As of June 30, 2013, 83% of our total assets represented investments in portfolio companies valued at fair value. We are required to report our investments at fair value. We follow the provisions of ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements.

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

Our portfolio strategy calls for us to invest in illiquid securities issued by private LMM companies as well as privately placed debt securities issued by middle market companies that are generally larger in size than the LMM companies. These portfolio investments may be subject to restrictions on resale. LMM companies generally have no established trading market while privately placed debt securities generally have established markets that are not active. Further, market quotations are generally not readily available for LMM investments. We determine the fair value using a yield to maturity approach that analyzes the discounted cash flows of interest and principal for the debt security, as set forth in the associated loan agreements, as well as the financial position and credit risk of each of these portfolio investments. Our estimate of the expected repayment date of a debt security is generally the legal repayment date of the instrument. The yield to maturity analysis considers changes in leverage levels, credit quality, portfolio company performance and other factors. We will use the value determined by the yield analysis as the fair value for that security. However, it is our position that assuming a borrower is outperforming underwriting expectations and because these respective investments do not contain pre-payment penalties, the borrower would most likely prepay or refinance the borrowing at a lower rate. Therefore, we do not believe that a market participant would pay a premium for the investment. Also, because of our general intent to hold loans to repayment, we do not believe that the fair value of the investment should be adjusted in excess of the face amount. However, we will adjust the investment values for impairments.

For valuation purposes, “non-control” portfolio investments are composed of debt securities for which we do not have a controlling interest in the portfolio company or the ability to nominate a majority of the portfolio company’s board of directors. For those non-control portfolio investments in which market quotations are generally readily available, we use observable inputs, such as third party quotes or other independent pricing, to determine the fair value of those investments. As of June 30, 2013, all of our investments were classified as non-control investments.

Due to the inherent uncertainty in the valuation process, our estimate of fair value may differ materially from the values that would have been used had an active market for the securities existed. In addition, changes in the market environment, portfolio company performance and other events that may occur over the lives of the investments may cause the gains or losses ultimately realized on these investments to be materially different than the valuations currently assigned. We estimate the fair value of each individual investment and record changes in fair value as unrealized appreciation or depreciation in the Statements of Operations

Interest Income

Interest income is recorded on the accrual basis to the extent amounts are expected to be collected. Prepayment penalties received by us are recorded as income upon receipt. Accrued interest is evaluated periodically for collectability. When a debt security becomes 90 days or more past due, and we do not expect the debtor to be able to service all of its debt or other obligations, the debt security will generally be placed on non-accrual status and we will cease recognizing interest income on that debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. If a debt security’s status significantly improves with respect to the debtor’s ability to service the debt or other obligations, or if a debt security is fully impaired, sold or written off, it will be removed from non-accrual status. None of our investments were more than 90 days past due or on non-accrual status as of June 30, 2013.

From time to time, we may hold debt instruments in our investment portfolio that contain a payment-in-kind (“PIK”) interest provision. If these borrowers elect to pay, or are obligated to pay, interest under the optional PIK provision, and if deemed collectible in management’s judgment, then the interest would be computed at the contractual rate specified in the investment’s credit agreement, added to the principal balance of the investment, and recorded as interest income. Thus, the actual collection of this interest would be deferred until the time of debt principal repayment. As of June 30, 2013 and December 31, 2012, we owned one and zero investments, respectively that contained a PIK interest provision.

Unearned Income – Original Issue Discount / Premium to Par Value

We purchased some of our debt investments for an amount different than their respective principal values. For purchases at less than par value a discount is recorded, which discount is accreted into interest income based on the effective interest method over the life of the debt investment. For purchases at greater than par value, a premium is recorded, which premium is amortized as a reduction to interest income based on the effective interest method over the life of the investment. Upon repayment or sale, any unamortized discount or premium is also amortized into interest income. For the three months ended June 30, 2013 and 2012, we accreted approximately a net $24,000 and $6,000, respectively, into interest income. For the six months ended June 30, 2013 and 2012, we accreted approximately a net $21,000 and $13,000, respectively, into interest income.

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

As of June 30, 2013 and December 31, 2012, the Adviser and Sub-Adviser incurred approximately $3.5 million and $2.5 million, respectively, of Offering costs on our behalf. Upon the execution of the Advisory Agreement and Sub-Advisory Agreement, on May 31, 2012, we recorded a due to affiliates liability and capitalized the deferred Offering costs as it is expected that we will reimburse the Advisers for these costs. As of June 30, 2013, the balance of the due to affiliate liability related to organizational and Offering costs was $3.3 million. Commencing with our initial closing, which occurred on September 17, 2012, and continuing with every closing thereafter, 1.5% of the proceeds of such closings will be amortized as a charge to additional paid in capital and a reduction of deferred Offering costs, until such asset is fully amortized. As of June 30, 2013, approximately $186,000 has been amortized.  We expect to reimburse the Advisers for such costs incurred on our behalf on a monthly basis up to a maximum aggregate amount of 1.5% of the gross Offering proceeds. Pursuant to the terms of the Advisory Agreement and Sub-Advisory Agreement, the Adviser and Sub-Adviser will be responsible for the payment of organizational and Offering expenses to the extent they exceed 1.5% of gross proceeds from the Offering.

PORTFOLIO INVESTMENT COMPOSITION

Private placement portfolio investments primarily consist of direct or secondary purchases of interest-bearing debt securities in companies that are generally larger in size than the LMM companies included in our LMM portfolio. As of June 30, 2013, our privately placed portfolio was completely comprised of debt investments secured by first priority liens.

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

During the six months ended June 30, 2013, we purchased 24 new investments for approximately $19.8 million and received proceeds from sales and repayments of existing portfolio investments of approximately $6.4 million. The combined result of which increased our portfolio by approximately $13.4 million, or 83%, and the number of portfolio companies by 15, or 88%. The largest investment in an individual portfolio company represented approximately 7% the portfolio’s fair value with the remaining investments ranging from 2% to 6%. The average investment in our portfolio is approximately $0.9 million or 3% of the total portfolio. As a result of the aforementioned transactions our portfolio has become increasingly diversified across individual portfolio investments, geographic regions, and industries. Further, our portfolio investment composition is now completely comprised of first lien debt securities. First lien debt securities have priority over subordinated or other unsecured debt owed by the issuer with respect to the collateral pledged as security for the loan.

Summaries of the composition of our total investment portfolio at cost and fair value are shown in the following table:

	June 30, 2013			December 31, 2012
Cost:	LMM	Private Placement	Total	LMM	Private Placement	Total
First Lien Secured Debt	100.0%	100.0%	100.0%	100.0%	87.1%	90.6%
Second Lien Secured Debt	-	-	-	-	12.9%	9.4%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	June 30, 2013			December 31, 2012
Fair Value:	LMM	Private Placement	Total	LMM	Private Placement	Total
First Lien Secured Debt	100.0%	100.0%	100.0%	100.0%	87.1%	90.5%
Second Lien Secured Debt	-	-	-	-	12.9%	9.5%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

The composition of our investments by geographic region of the United States as of June 30, 2013, at cost and fair value, is set forth in the table below (in thousands). The geographic composition is determined by the location of the portfolio company’s corporate headquarters.

	June 30, 2013
	Investments at Cost	Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Northeast	$8,100	27.3%	$8,159	27.4%
Southwest	2,473	8.4%	2,498	8.4%
West	5,473	18.5%	5,483	18.4%
Southeast	5,381	18.2%	5,395	18.1%
Midwest	6,669	22.6%	6,738	22.7%
Non-United States	1,474	5.0%	1,486	5.0%
Total	$29,570	100.0%	$29,759	100.0%

The composition of our investments by geographic region of the United States as of December 31, 2012, at cost and fair value, is set forth in the table below (in thousands). The geographic composition is determined by the location of the portfolio company’s corporate headquarters.

	December 31, 2012
	Investments at Cost	Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Northeast	$4,158	25.8%	$4,149	25.7%
Southwest	750	4.7%	750	4.6%
West	2,896	18.0%	2,896	18.0%
Southeast	2,617	16.3%	2,645	16.4%
Midwest	5,660	35.2%	5,692	35.3%
Total	$16,081	100.0%	$16,132	100.0%

The following tables show the total investment portfolio composition of portfolio investments by industry at cost and fair value:

Cost:	June 30, 2013	December 31, 2012
IT Services	10.0%	12.3%
Services and Leasing	6.7%	-
Specialty Retail	6.5%	8.9%
Textiles, Apparel, and Luxury Goods	6.0%	11.7%
Software	4.9%	22.8%
Construction and Engineering	4.8%	13.5%
Healthcare Facilities	3.4%	-
Healthcare Equipment and Supplies	3.4%	-
Education	3.4%	-
Oil and Gas Storage and Transportation	3.4%	-
Communications Equipment	3.4%	-
Retail (Food and Beverage)	3.3%	-
Apparel, Accessories, and Luxury Goods	3.3%	-
Metals and Mining	3.3%	-
Advertising	3.3%	-
Publishing	3.3%	-
Pharmaceuticals	3.3%	-
Aerospace and Defense	3.3%	-
Capital Markets	3.2%	3.7%
Utilities	3.2%	-
Healthcare Services	2.5%	8.7%
Diversified Consumer Services	2.5%	4.7%
Building Products	2.3%	4.4%
Media	2.2%	-
Internet and Catalog Retail	1.7%	-
Entertainment and Leisure	1.7%	-
Oil, Gas, and Consumable Fuels	1.7%	-
Energy Equipment and Services	-	4.7%
Chemicals	-	4.6%
Total	100.0%	100.0%

Fair Value:	June 30, 2013	December 31, 2012
IT Services	10.0%	12.3%
Services and Leasing	6.7%	-
Specialty Retail	6.4%	8.6%
Textiles, Apparel, and Luxury Goods	6.1%	11.7%
Software	5.0%	23.0%
Construction and Engineering	4.5%	13.6%
Apparel, Accessories, and Luxury Goods	3.4%	-
Metals and Mining	3.4%	-
Retail (Food and Beverage)	3.4%	-
Communications Equipment	3.4%	-
Education	3.4%	-
Pharmaceuticals	3.4%	-
Oil and Gas Storage and Transportation	3.4%	-
Healthcare Equipment and Supplies	3.4%	-
Publishing	3.3%	-
Advertising	3.3%	-
Healthcare Facilities	3.3%	-
Capital Markets	3.3%	3.8%
Utilities	3.2%	-
Aerospace and Defense	3.0%	-
Healthcare Services	2.5%	8.6%
Diversified Consumer Services	2.5%	4.7%
Media	2.3%	-
Building Products	2.3%	4.4%
Internet and Catalog Retail	1.7%	-
Entertainment and Leisure	1.7%	-
Oil, Gas, and Consumable Fuels	1.7%	-
Chemicals	-	4.6%
Energy Equipment and Services	-	4.7%
Total	100.0%	100.0%

Our portfolio investments carry a number of risks including, but not limited to: (1) investing in companies which may have limited operating histories and financial resources; (2) holding investments that generally are not publicly traded and which may be subject to legal and other restrictions on resale; and (3) other risks common to investing in below investment grade debt in LMM and middle market companies.

PORTFOLIO ASSET QUALITY

As of June 30, 2013, we owned a diversified portfolio of 32 companies representing a wide range of industries. We believe that this diversity adds to the structural protection of the portfolio, revenue sources, income, cash flows and dividends. The portfolio included the following:

▪	Debt investments in 30 private-placement portfolio companies with an aggregate fair value of approximately $28.3 million and a cost basis of approximately $28.1 million. The private placement portfolio had a weighted average annual effective yield of approximately 7.7% and 100% of the investments were secured by first priority liens. Further, 96% of the private placement investments contain variable rates, thereby corresponding with our Credit Facility in the event interest rates were to rise.

▪	Debt investments in two LMM portfolio companies with an aggregate fair value and cost basis of approximately $1.5 million. The LMM investments had a weighted average annual effective yield of approximately 15.0% and 100% of the investments were secured by first priority liens.

▪	Overall, our investment portfolio had a weighted average effective yield of approximately 8.1%, and 100% of the investments were secured by first-priority liens.

Since our inception, we have not experienced any portfolio company defaults and 100% of the portfolio was performing materially at or above our expectations. For those investments in which S&P credit ratings are available, approximately 56% of the portfolio, the portfolio had a weighted average effective credit rating of B.

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

The following table shows the distribution of our LMM portfolio investments on the 1 to 5 investment rating scale at fair value as of June 30, 2013 and December 31, 2012 (dollars in thousands):

	June 30, 2013		December 31, 2012
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
1	$-	-	$1,436	33.2%
2	1,500	100.0%	1,500	34.6%
3	-	-	1,396	32.2%
4	-	-	-	-
5	-	-	-	-
Totals	$1,500	100.0%	$4,332	100.0%

Based upon our investment rating system, the weighted average rating of our LMM portfolio was approximately 2.0 as of June 30, 2013 and December 31, 2012.

DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS COMPARISONS FOR THE THREE MONTHS ENDED JUNE 30, 2013 AND JUNE 30, 2012

Total Investment Income, Operating Expenses, Net Assets

For the three months ended June 30, 2013 and June 30, 2012, our total investment income was approximately $559,000 and $410,000, respectively, consisting predominately of interest income. The increase is primarily due to the growth in our total portfolio resulting from the investment of additional equity capital raised, and borrowings under our Credit Facility. We expect further increases in investment income in future periods due to (i) a growing base of portfolio company investments, and (ii) investments being held for the entire period relative to incremental net investment activity during each quarter.

For the three months ended June 30, 2013, expenses, net of base management fee, incentive fee and internal administrative services expenses waivers, were approximately $262,000 as compared to expenses of approximately $139,000 for the three months ended June 30, 2012. The increase in expenses is primarily to due to the expense of operating a public company including legal and audit costs, director fees, and director and officer insurance.

For the three months ended June 30, 2013, the net increase in net assets resulting from operations (gross of stockholder distributions declared) was approximately $232,000. The increase was attributable to net investment income of approximately $297,000 and realized gains of $4,000 less unrealized depreciation on investments of approximately $69,000.

For the three months ended June 30, 2012, the net increase in net assets was approximately $269,000. The increase was primarily attributable to net investment income of approximately $271,000 less unrealized depreciation on investments of approximately $2,000.

RESULTS COMPARISONS FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND JUNE 30, 2012

Total Investment Income, Operating Expenses, Net Assets

For the six months ended June 30, 2013 and June 30, 2012, our total investment income was approximately $951,000 and $825,000, respectively, consisting predominately of interest income. The increase is primarily due to the growth in our total portfolio resulting from the investment of additional equity capital raised, and borrowings under our Credit Facility. We expect further increases in investment income in future periods due to (i) a growing base of portfolio company investments, and (ii) investments being held for the entire period relative to incremental net investment activity during each quarter.

For the six months ended June 30, 2013, expenses, net of base management fee, incentive fee and internal administrative services expenses waivers, were approximately $553,000 as compared to expenses of approximately $215,000 for the six months ended June 30, 2012. The increase in expenses is primarily to due to the expense of operating a public company including legal and audit costs, director fees, and director and officer insurance.

For the six months ended June 30, 2013, the net increase in net assets resulting from operations (gross of stockholder distributions declared) was approximately $540,000. The increase was attributable to net investment income of approximately $398,000, realized gains of $4,000 and unrealized appreciation on investments of approximately $138,000.

For the six months ended June 30, 2012, the net increase in net assets (gross of stockholder distributions declared) was approximately $763,000. The increase was attributable to net investment income of approximately $610,000 and unrealized appreciation on investments of approximately $153,000.

Liquidity and Capital Resources

Cash Flows

For the six months ended June 30, 2013, we experienced a net increase in cash of approximately $520,000. During this period, we generated approximately $12.2 million from our financing activities which consisted of $9.6 million in net Offering proceeds received, a net increase in our notes payable of $3.0 million, reduced by payment of cash distributions of approximately $458,000. Additionally, we used approximately $11.6 million of cash in our operating activities primarily as a result of the purchase of $19.8 million in portfolio debt investments offset by receipts of $6.4 million from the sale and repayment of principal amounts from existing portfolio investments. Further, we collected $936,000 from Main Street related to the repayment of a portfolio investment that was serviced by Main Street.

For the six months ended June 30, 2012, we experienced a net decrease in cash of approximately $470,000. During this period, we used approximately $1.3 million from our financing activities including the payment of distributions of $600,000, the net reduction in notes payable of $500,000 and the payment of deferred financing costs of $248,000. We also generated approximately $878,000 of cash from our operating activities as a result of a net increase in net assets from operations of approximately $763,000 and the receipt of principal payments on portfolio debt investments of $271,000.

Stockholder Distributions

The following table reflects the cash distributions per share that we declared on our common stock during the six months ended June 30, 2013 (in thousands except per share amounts).

	Distributions
For the Period Ended	Per Share	Amount
Three months ended June 30, 2013	$0.18	$356
Three months ended March 31, 2013	$0.17	$243

The following table reflects the cash distributions that we declared during the six months ended June 30, 2012 (in thousands except per share/unit amounts).

	Distributions
For the Period Ended	Per Share, Per Unit	Amount
One month ended June 30, 2012	$0.06	$65
Five months ended May 31, 2012	$0.53	$600

On June 27, 2013, with the authorization of our board of directors, we declared distributions to our stockholders for the period of July 1, 2013 through September 30, 2013. These distributions have been, or will be, calculated based on stockholders of record each day from July 1, 2013 through September 30, 2013 in an amount equal to $0.00191781 per share, per day (which represents an annualized distribution yield of 7.0% based on our current public offering price of $10.00 per share, if it were maintained everyday for a twelve-month period). Distributions are paid on the first business day following the completion of each month to which they relate.

The following table reflects the stock dividend per share that we have declared on our common stock from inception through June 30, 2013:

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

The stock dividend increased the number of shares outstanding, thereby reducing our net asset value per share. However, because the stock dividend was payable to all stockholders as of the designated record date in proportion to their holdings as of such date, the reduction in net asset value per share as a result of the stock dividend was offset exactly by the increase in the number of shares owned by each stockholder. Also, as the stock dividend did not change any stockholder’s proportionate interest in us, it did not represent a taxable dividend. Lastly, as the overall value to the stockholders was not reduced as a result of the stock dividend, our board of directors determined that the stock dividend would not be dilutive to stockholders as of the designated record date. Specific tax characteristics of all distributions are reported to stockholders annually on Form 1099-DIV.

We have adopted an “opt in” distribution reinvestment plan for our stockholders. As a result, if we make a distribution, our stockholders will receive distributions in cash unless they specifically “opt in” to the distribution reinvestment plan so as to have their cash distributions reinvested in additional shares of our common stock.

We may fund our cash distributions from any sources of funds available, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to it on account of preferred and common equity investments in portfolio companies and fee waivers from our Advisers. We have not established limits on the amount of funds that we may use from available sources to make distributions. We expect that for the foreseeable future, a portion of the distributions paid will be possible as a result of the Conditional Fee Waiver Agreement with our Advisers, which fee waivers may be subject to repayment by us upon the approval of our board of directors, if at all, within three years from the date that each respective fee waiver was made. The Conditional Fee Waiver Agreement allows the Advisers to waive fees upon the occurrence of any event, in the Advisers’ sole discretion, including, but neither limited to nor automatically triggered by, our estimate that a distribution declared and payable to our stockholders during the fee waiver period represents, or would represent when paid, a return of capital for U.S. federal income tax purposes. Notwithstanding the Conditional Fee Waiver Agreement, the Company may still have distributions which could be characterized as a return of capital for tax purposes. Moreover, the Advisers have no obligation to waive fees pursuant to the Conditional Fee Waiver Agreement, and if the Advisers choose not to waive the fees, our ability to pay distributions or our liquidity generally could be adversely affected. For the distributions declared during the six months ended June 30, 2013, 34% of the distributions were funded by fee waivers pursuant to the Conditional Fee Waiver Agreement.

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

Capital Resources

As of June 30, 2013, we had approximately $2.4 million in cash and our net asset value totaled approximately $21.3 million, equating to $8.83 per share. We believe our current cash flows from operations, future availability under our Credit Facility and the proceeds from the Offering are sufficient to allow us to meet our liquidity needs for both the near and longer term, to continue operations, satisfy our contractual obligations and pay distributions to our stockholders.

On May 24, 2012, HMS Income LLC entered into the Credit Facility with Capital One and immediately borrowed $7 million under the Credit Facility. We became the borrower under the Credit Facility as a result of the Merger Transaction. The Credit Facility has an accordion provision allowing increases in borrowing of up to $60 million, for a total facility of up to $75 million, subject to certain conditions. The proceeds from the initial borrowing under the Credit Facility and working capital were used to repay the outstanding balance on the Main Street Facility, which had an outstanding balance of $7.5 million at the time of repayment. Borrowings under the Credit Facility bear interest, subject to our election, on a per annum basis equal to (i) the applicable LIBOR rate plus 2.75% or (ii) the base rate plus 1.5%. The base rate is defined as the higher of (a) the prime rate or (b) the Federal Funds Rate (as defined in the credit agreement) plus 0.5%. As of June 30, 2013, we exercised our LIBOR election, thus setting a rate of 3.0%. Borrowings under the Credit Facility are secured by all of our assets as well as all of the assets, and a pledge of equity ownership interests, of any of our future subsidiaries, which would be joined as guarantors. The credit agreement for the Credit Facility contains affirmative and negative covenants usual and customary for leveraged financings, including, but not limited to: (i) maintaining an interest coverage ratio of at least 2.25 to 1.0 (ii) maintaining an asset coverage ratio of at least 2.0 to 1.0 and (iii) maintaining a minimum adjusted tangible net worth of at least 80% of our adjusted tangible net worth on the closing date of the Credit Facility. For the twelve months ended June 30, 2013, our interest coverage ratio was 3.8 to 1 and as of June 30, 2013, our asset coverage ratio was 3.1 to 1, and our tangible net worth was approximately 100% of the our adjusted tangible net worth on the closing date of the Credit Facility. Additionally, we must provide information to Capital One on a regular basis, preserve our corporate existence, comply with applicable laws, including the 1940 Act, pay obligations when they become due, and invest the proceeds of the Offering in accordance with our investment objectives and strategies. Further, the credit agreement contains usual and customary default provisions including, without limitation: (i) a default in the payment of interest and principal; (ii) our insolvency or bankruptcy; (iii) a material adverse change in our business; or (iv) breach of any covenant, representation or warranty in the credit agreement or other credit documents and failure to cure such breach within defined periods. As of June 30, 2013, we are not aware of any instances of noncompliance with covenants related to the credit agreement. The maturity date of the Credit Facility is May 24, 2015, and we have two, one-year extension options.

During the six months ended June 30, 2013, we raised gross proceeds of approximately $11.0 million from the Offering and we made payments of approximately $947,000 for selling commissions and dealer manager fees. We also paid $186,000 of Offering costs related to the Offering.

We anticipate that we will continue to fund our investment activities through existing cash, capital raised from our Offering, and borrowings on our Credit Facility. Our primary uses of funds in both the short-term and long-term will be investments in portfolio companies, operating expenses and cash distributions to holders of our common stock.

In addition, as a BDC, we generally are required to meet a coverage ratio of total assets to total senior securities, which include borrowings and any preferred stock we may issue in the future, of at least 200%. Stated differently, the amount outstanding under our Credit Facility as a percentage of our total assets cannot exceed 50%. As of June 30, 2013 and December 31, 2012, this percentage was 28% and 32%, respectively. This requirement limits the amount that we may borrow. As of June 30, 2013, considering both the aforementioned restriction and the capacity under our Credit Facility, we have the ability to borrow an additional $5.0 million.

Although we have been able to secure access to potential additional liquidity, through proceeds from the Offering and also by entering into the Credit Facility, there is no assurance that equity or debt capital will be available to us in the future on favorable terms, or at all.

Related-Party Transactions and Agreements

We have entered into agreements with the Adviser, the Sub-Adviser, and the Dealer Manager, whereby we pay certain fees and reimbursements to these entities. These include payments to the Dealer Manager for selling commissions and the Dealer Manager fees and payments to our Adviser and Sub-Adviser for reimbursement of Offering costs. In addition, we make payments for certain services that include, but are not limited to, the identification, execution, and management of our investments and also the management of our day-to-day operations provided to us by our Adviser and Sub-Adviser, pursuant to various agreements that we have entered into, including the Advisory Agreement, the Sub-Advisory Agreement and the Conditional Fee Waiver Agreement. See Note 9 to the financial statements included elsewhere in this Report for additional information regarding related party transactions.

Contractual Obligations

See Note 9 to the financial statements included elsewhere in this Report for additional information regarding certain of our contractual obligations.

As of June 30, 2013, we had $10.0 million in borrowings outstanding under the Credit Facility. Unless extended, the Credit Facility will mature on May 24, 2015. We have two, one-year extension options that, if exercised, would permit us to extend the maturity to May 24, 2017. See above for a description of the Credit Facility.

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings at June 30, 2013 is as follows:

	Payments Due By Period (dollars in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Credit Facility(1)	$10,000	$—	$10,000	$—	$—

(1)	At June 30, 2013, $5 million remained available under our Credit Facility.

Off-Balance Sheet Arrangements

As of June 30, 2013, we had no off-balance sheet arrangements.

Recent Developments and Subsequent Events

On July 23, 2013, we sold one of our portfolio investments, UniTek Global Services, Inc. for approximately $1.54 million. The portfolio investment had a fair value of approximately $1.41 million as of June 30, 2013.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, in particular changes in interest rates. Changes in interest rates may affect our interest income from portfolio investments, the fair value of our fixed income investments, and our cost of funding.

Our interest income will be affected by changes in various interest rates, including LIBOR and prime rates, to the extent any of our debt investments include floating interest rates. As of June 30, 2013, approximately 92% of our portfolio investments (based on cost) contained floating interest rates. Assuming no changes to our investment portfolio and taking into account the interest rate floors, a 1% upward or downward change in interest rates over the next twelve months would increase or decrease our interest income from debt investments by approximately $3,000.

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

Because we borrow money to make investments, our net investment income is partially dependent upon the difference between the interest rate at which we invest borrowed funds and the interest rate at which we borrow funds. In periods of rising interest rates and when we have borrowed capital with floating interest rates, then our interest expense would increase, which could increase our financing costs and reduce our net investment income, especially to the extent we hold fixed-rate debt investments. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. Pursuant to the terms of the Credit Facility which we maintain with Capital One, as of June 30, 2013, we had borrowed at a floating rate of LIBOR plus 2.75%. Therefore, given our current level of borrowing of $10 million, a 1% upward change in interest rates for the next twelve months would increase our interest expense by approximately $100,000. Also, at June 30, 2013, one month LIBOR was approximately 0.20%; therefore, a 0.20% decrease in interest rates would result in a decrease in interest expense of $20,000.

If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. As of June 30, 2013, we had not entered into any interest rate hedging arrangements.

Item 4.	Controls and Procedures.

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of June 30, 2013, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A.	Risk Factors.

There have been no material changes from the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

Exhibit No.	Description

3.1	Articles of Amendment and Restatement (filed as Exhibit (a)(2) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-178548), filed on May 31, 2012 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.2 to the Annual Report on Form 10-K, filed on March 27, 2013 and incorporated herein by reference).

4.1	Form of Subscription Agreement (filed as Appendix A to the Registrant’s final prospectus dated May 14, 2013 filed pursuant to Rule 497 (File No. 333-178548), filed on May 16, 2013 and incorporated herein by reference).

10.1	Second Amendment to Amended and Restated Conditional Fee Waiver Agreement (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on June 28, 2013 and incorporated herein by reference).

31.1	Certification of Chief Executive Officer of the Registrant, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

31.2	Certification of Chief Financial Officer of the Registrant, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HMS INCOME FUND, INC.

Date: August 14, 2013	By:	/s/ SHERRI W. SCHUGART
Sherri W. Schugart
President and Chief Executive Officer

Date: August 14, 2013	By:	/s/ RYAN T. SIMS
Ryan T. Sims
Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Amendment and Restatement (filed as Exhibit (a)(2) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-178548), filed on May 31, 2012 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.2 to the Annual Report on Form 10-K, filed on March 27, 2013 and incorporated herein by reference).

4.1	Form of Subscription Agreement (filed as Appendix A to the Registrant’s final prospectus dated May 14, 2013 filed pursuant to Rule 497 (File No. 333-178548), filed on May 16, 2013 and incorporated herein by reference).

10.1	Second Amendment to Amended and Restated Conditional Fee Waiver Agreement (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on June 28, 2013 and incorporated herein by reference).

31.1	Certification of Chief Executive Officer of the Registrant, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

31.2	Certification of Chief Financial Officer of the Registrant, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith).

