Form 10-Q
period 2013-09-30
HMS INCOME FUND, INC.
filed 2013-11-13
CIK 1535778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

The issuer had 3,919,214 shares of common stock outstanding as of November 12, 2013.

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

HMS Income Fund, Inc.

Balance Sheets

(in thousands, except share and per share amounts)

	September 30, 2013 (Unaudited)	December 31, 2012
ASSETS

Portfolio investments at fair value:
Non-Control/Non-Affiliate investments (amortized cost: $37,969 and $16,081 as of September 30, 2013 and December 31, 2012, respectively)	$38,366	$16,132
Total portfolio investments	38,366	16,132

Cash	1,918	1,832
Interest receivable	251	58
Receivable for securities sold	1,571	-
Prepaid and other assets	134	82
Due from Main Street Capital Corporation	71	1,003
Deferred offering costs (net of accumulated amortization of $322 and $21 as of September 30, 2013 and December 31, 2012, respectively)	3,421	2,508
Deferred financing costs (net of accumulated amortization of $115 and $50 as of September 30, 2013 and December 31, 2012, respectively)	179	210
Total assets	$45,911	$21,825

LIABILITIES

Accounts payable and other liabilities	$112	$114
Payable for unsettled trades	1,261	290
Stockholder distributions payable	186	76
Due to affiliates	3,490	2,922
Note payable	11,300	7,000
Total liabilities	16,349	10,402

NET ASSETS

Common stock, $0.001 par value; 150,000,000 shares authorized, 3,318,175 and 1,289,472 issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	3	1
Additional paid in capital	29,209	11,248
Accumulated net investment income, net of stockholder distributions	(89)	109
Accumulated net realized gain on investment, net of stockholder distributions	-	14
Net unrealized appreciation	439	51
Total net assets	29,562	11,423

Total liabilities and net assets	$45,911	$21,825

Net asset value per share	$8.91	$8.86

See notes to the financial statements.

HMS Income Fund, Inc.

Statements of Operations

(in thousands, except shares, per share and per unit amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
INVESTMENT INCOME:

Interest income:
Non-Control/Non-Affiliate investments	$808	$397	$1,759	$531
Affiliate investments	-	67	-	757
Total interest income	808	464	1,759	1,288

EXPENSES:
Interest expense	118	79	273	235
Base management and incentive fees	268	152	470	201
Administrative services expenses	234	129	689	154
Professional fees	80	51	270	70
Insurance	47	46	140	62
Other general and administrative	65	26	180	50
Expenses before fee and expense waivers	812	483	2,022	772
Waiver of base management and incentive fees	(268)	(152)	(470)	(201)
Waiver of administrative services expenses	(234)	(129)	(689)	(154)
Total expenses, net of fee and expense waivers	310	202	863	417

NET INVESTMENT INCOME	498	262	896	871

NET REALIZED GAIN FROM INVESTMENT
Non-Control/Non-Affiliate investment	-	-	4	-
Affiliate investment	-	12	-	12
Total realized gain from investment	-	12	4	12

NET REALIZED INCOME	498	274	900	883

NET UNREALIZED APPRECIATION (DEPRECIATION)
Non-Control/Non-Affiliate investments	250	(74)	388	(74)
Affiliate investments	-	107	-	261
Total net unrealized appreciation (depreciation)	250	33	388	187

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$748	$307	$1,288	$1,070

NET INVESTMENT INCOME PER SHARE/UNIT – BASIC AND DILUTED	$0.17	$0.23	$0.42	$0.77
NET REALIZED INCOME PER SHARE/UNIT	$0.17	$0.24	$0.42	$0.78
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE/UNIT – BASIC AND DILUTED	$0.26	$0.27	$0.61	$0.95
STOCKHOLDER DISTRIBUTIONS DECLARED PER SHARE/UNIT	$0.17	$0.18	$0.52	$0.77
WEIGHTED AVERAGE SHARES/UNITS OUTSTANDING – BASIC AND DILUTED	2,904,245	1,129,501	2,123,132	1,125,287

See notes to the financial statements.

HMS Income Fund, Inc.

Statements of Change in Net Assets

For the Nine Months Ended September 30, 2013

(in thousands, except number of shares)

(Unaudited)

	Common Stock		Additional	Accumulated Net Investment Income, Net of	Accumulated Net Realized Gain, net of	Net
	Number of		Paid-In	Stockholder	Stockholder	Unrealized	Total Net
	Shares	Par Value	Capital	Distributions	Distributions	Appreciation	Assets
Balance at December 31, 2012	1,289,472	$1	$11,248	$109	$14	$51	$11,423
Issuance of common stock	2,028,703	2	20,054	-	-	-	20,056
Selling commissions and dealer manager fees	-	-	(1,792)	-	-	-	(1,792)
Offering costs	-	-	(301)	-	-	-	(301)
Stockholder distributions declared	-	-	-	(1,094)	(18)	-	(1,112)
Net increase in net assets resulting from operations	-	-	-	896	4	388	1,288
Balance at September 30, 2013	3,318,175	$3	$29,209	$(89)	$-	$439	$29,562

See notes to the financial statements.

HMS Income Fund, Inc.

Statements of Change in Net Assets

For the Nine Months Ended September 30, 2012

(in thousands, except number of units and number of shares)

(Unaudited)

	Membership Units		Common Stock			Accumulated Net Investment Income, Net	Accumulated	Net
					Additional	of	Net	Unrealized	Total
	Number of	Par	Number of	Par	Paid-In	Stockholder	Realized	(Depreciation)	Net
	Units	Value	Shares	Value	Capital	Distributions	Gain	Appreciation	Assets
Balance at December 31, 2011	1,111,111	$1	-	$-	$9,999	$56	-	$(36)	$10,020
Issuance of common stock	-	-	11,000	-	110	-	-	-	110
Issuance of common stock due to stock dividend	-	-	25,274	-	-	-	-	-	-
Selling commissions and dealer manager fees	-	-	-	-	(11)	-	-	-	(11)
Offering Costs	-	-	-	-	(2)	-	-	-	(2)
Stockholder distributions declared	-	-	-	-	-	(864)	-	-	(864)
Net increase in net assets resulting from operations	-	-	-	-	-	871	12	187	1,070
Merger transaction – May 31, 2012	(1,111,111)	(1)	1,123,157	1	-	-	-	-	-
Balance at September 30, 2012	-	$-	1,159,431	$1	$10,096	$63	$12	$151	$10,323

See notes to the financial statements.

HMS Income Fund, Inc.

Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES

Net increase in net assets resulting from operations	$1,288	$1,070
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:

Principal repayments received, proceeds from sales of investments in portfolio companies	7,951	7,259
Investments in portfolio companies	(31,202)	(7,168)
Net unrealized (appreciation) of portfolio investments	(388)	(187)
Net realized (gain) on sale of portfolio investments	(4)	(12)
Amortization of deferred financing costs	65	54
Accretion of unearned income	(50)	(85)
Net payment-in-kind interest accrual	(112)	(25)

Changes in other assets and liabilities:
Interest receivable	(193)	(42)
Prepaid and other assets	(52)	(198)
Due from Main Street Capital Corporation	932	(10)
Due to affiliates	(23)	311
Accounts payable and other liabilities	(2)	11
Payable for unsettled trades	971	55
Net cash provided by (used in) operating activities	(20,819)	1,033

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	19,534	110
Payment of selling commissions and dealer manager fees	(1,792)	(11)
Payment of offering costs	(322)	-
Payment of stockholder distributions	(781)	(799)
Proceeds from note payable	9,300	7,000
Repayments on note payable	(5,000)	-
Repayments on note payable from Main Street Capital Corporation	-	(7,500)
Payment of deferred financing costs	(34)	(248)
Net cash provided by (used in) financing activities	20,905	(1,448)

Net increase (decrease) in cash	86	(415)

CASH AT THE BEGINNING OF PERIOD	1,832	942

CASH AT THE END OF THE PERIOD	$1,918	$527

See notes to the financial statements.

HMS Income Fund, Inc.

Schedule of Investments

As of September 30, 2013

(dollars in thousands)

(Unaudited)

		Principal	Cost	Fair
Portfolio Company / Type of Investment (1)	Industry	(5)	(5)	Value

Non-Control/Non-Affiliate Investments (2)
Ameritech College Operations, LLC, 18% Senior Secured Debt, (Maturity - March 9, 2017) (8)	For-Profit Nursing and Healthcare College	$750	$750	$750
AMF Bowling Centers, Inc., LIBOR Plus 7.50%, Current Coupon 8.75%, Secured Debt (Maturity - June 29, 2018) (6)	Large Bowling Center Operator (both upscale and casual)	994	965	989
Ancile Solutions, Inc., LIBOR Plus 5.00%, Current Coupon 6.25%, Secured Debt (Maturity - July 15, 2018) (6)	Provider of eLearning Services	1,000	990	998
Apria Healtchare Group, Inc., LIBOR Plus 5.50%, Current Coupon 6.75%, Secured Debt (Maturity - April 5, 2020) (6)	Home Healthcare Equipment	998	998	1,007
Atkins Nutritional Holdings II, Inc., LIBOR Plus 5.00%, Current Coupon 6.25%, Secured Debt (Maturity – January 2, 2019) (6)	Weight Management Food Products	995	985	998
BBTS Borrower, LP, LIBOR Plus 6.50%, Current Coupon 7.75%, Secured Debt, (Maturity - June 4, 2019) (6)	Oil and Gas Exploration and Midstream Services	1,493	1,489	1,519
CDC Software Corporation, LIBOR plus 6%, Current Coupon 7.25%, Senior Secured Debt (Maturity – August 6, 2018) (6)	Enterprise Application Software	744	738	748
California Healthcare Medical Billing, Inc., 12% Secured Debt (Maturity – October 17, 2015) (8)	Outsourced Billing and Revenue Cycle Management	750	750	750
Cedar Bay Generating Company, LP, LIBOR Plus 5.00%, Current Coupon 6.25%, Secured Debt (Maturity - April 23, 2020) (6)	Coal Fired Cogeneration Facility	928	918	937
Collective Brands Finance, Inc., LIBOR Plus 6.00%, Current Coupon 7.25%, Secured Debt (Maturity – September 20, 2019) (6)	Specialty Footwear Retailer	498	498	500
Fender Musical Instruments Corporation, LIBOR Plus 4.50%, Current Coupon 5.75%, Secured Debt, (Maturity – April 3, 2019) (6)	Musical Instruments Manufacturer	481	477	484
Fishnet Security, Inc., LIBOR Plus 5.00%, Current Coupon 6.25%, Secured Debt, (Maturity – November 30, 2017) (6)	Information Technology Value-Added Reseller	1,985	1,967	1,988
iEnergizer Limited, LIBOR Plus 6.00%, Current Coupon 7.25%, Secured Debt (Maturity - May 1, 2019) (6) (7)	Business Process Outsourcing Provider	975	956	970
Ipreo Holdings LLC, LIBOR Plus 5.25%, Current Coupon 6.50%, Secured Debt (Maturity – August 5, 2017) (6)	Application Software for Capital Markets	734	723	741
Joerns Healthcare, LLC, LIBOR Plus 5.00%, Current Coupon 6.25%, Secured Debt (Maturity – March 28, 2018) (6)	Health Care Equipment and Supplies	995	986	970
Keypoint Government Solutions, Inc., LIBOR Plus 6.00%, Current Coupon 7.25%, Secured Debt (Maturity - November 13, 2017) (6)	Pre-employment Screening Services	1,000	995	990
Learning Care Group (US) No. 2, Inc., LIBOR Plus 4.75%, Current Coupon 6.00%, Secured Debt (Maturity - May 8, 2019) (6)	Early Childhood Education Provider	1,000	990	1,000
MediMedia USA, Inc., LIBOR Plus 6.75%, Current Coupon 8.00%, Secured Debt (Maturity - November 20, 2018) (6)	Provider of Healthcare Media and Marketing	998	969	973
MedSolutions Holdings, Inc., LIBOR Plus 5.25%, Current Coupon 6.50%, Secured Debt (Maturity - July 8, 2019) (6)	Specialty Benefits Healthcare Company	988	978	989
Mitel US Holdings, Inc., LIBOR Plus 5.25%, Current Coupon 7.00%, Secured Debt (Maturity – February 27, 2019) (6)	Enterprise IP Telephone Provider	995	986	995
National Vision, Inc., LIBOR Plus 5.75%, Current Coupon 7.00%, Secured Debt (Maturity – August 2, 2018) (6)	Discount Optical Retailer	741	731	744
Neenah Foundry Company, Libor Plus 5.50%, Current Coupon 6.75%, Secured Debt (Maturity - April 26, 2017) (6)	Operator of Iron Foundries	988	969	990
NRC US Holding Company, LLC, LIBOR Plus 4.50%, Current Coupon 5.50%, Securied Debt (Maturity - July 30, 2019) (6)	Environmental Services Provider	988	983	990
Orbitz Worldwide, Inc., LIBOR Plus 4.75%, Current Coupon 5.75%, Secured Debt (Maturity - March 25, 2019) (6) (7)	Online Travel Agent	499	499	502
Otter Products, LLC, LIBOR Plus 4.25%, Current Coupon 5.25%, Secured Debt (Maturity - April 29, 2019) (6)	Protective Cases for Mobile Devices	988	973	993
Panolam Industries International, Inc., LIBOR plus 6.00%, Current Coupon 7.25%, Secured Debt (Maturity – August 23, 2017) (6)	Decorative Laminate Manufacturer	661	655	658
Permian Holdings, Inc., 10.50% Secured Bond (Maturity - January 15, 2018)	Storage Tank Manufacturer	1,000	976	1,000

Polyconcept North America Holdings, Inc., LIBOR Plus 4.75%, Current Coupon 6.00% Secured Debt (Maturity - June 28, 2019) (6)	Promotional Products to Corporations and Consumers	979	969	974
Relativity Media, LLC, 10.00% Secured Debt (Maturity - May 30, 2015)	Full-scale Film and Television Production and Distribution	976	976	976
SCE Partners, LLC, LIBOR Plus 7.25%, Current Coupon 8.25%, Secured Debt (Maturity - August 14, 2019) (6)	Hotel and Casino in Sioux City, IA	1,000	990	995
Sotera Defense Solutions, Inc., LIBOR Plus 6.00%, Current Coupon 7.50%, Secured Debt (Maturity – April 22, 2017) (6)	Defense Industry Intelligence Services	952	920	880
Sutherland Global Services, Inc., LIBOR Plus 6.00%, Current Coupon 7.25%, Secured Debt (Maturity – March 6, 2019) (6)	Business Process Outsourcing Provider	975	956	974
Synagro Infrastructure Company, Inc., LIBOR Plus 5.25%, Current Coupon 6.25%, Secured Debt (Maturity - August 29, 2020) (6)	Waste Management Services	1,000	980	988
Tervita Corporation, LIBOR Plus 5.00%, Current Coupon 6.25%, Secured Debt (Maturity – May 15, 2018) (6) (7)	Oil and Gas Environmental Services	498	493	488
Therakos, Inc., LIBOR Plus 6.25%, Current Coupon 7.50%, Secured Debt (Maturity – December 27, 2017) (6)	Immune System Disease Treatment	993	965	994
Universal Fiber Systems, LLC, LIBOR plus 5.75%, Current Coupon 7.50%, Secured Debt (Maturity – June 26, 2015) (6)	Manufacturer of Synthetic Fibers	1,753	1,729	1,762
Vantage Oncology, Inc., 9.50% Secured Bond, (Maturity - June 15, 2017)	Outpatient Radiation Oncology Treatment Centers	1,000	1,000	1,009
VFH Parent LLC, LIBOR Plus 4.5%, Current Coupon 5.75%, Secured Debt (Maturity – July 8, 2016) (6)	Electronic Trading and Market Making	963	954	973
Visant Corporation, LIBOR Plus 4.00%, Current Coupon 5.25%, Secured Debt (Maturity – December 22, 2016) (6)	School Affinity Stores	691	691	673
Wenner Media, LLC, LIBOR Plus 9.50%, Current Coupon 10.75%, Secured Debt (Maturity – February 12, 2018) (6)	Magazine Operator	649	626	662
YP, LLC, LIBOR Plus 6.75%, Current Coupon 8.00%, Secured Debt (Maturity - June 4, 2018) (6)	Online and Offline Advertising Operator	848	826	845

Total Non-Control/Non-Affiliate Investments (2) (3) (4) - 100% (of total Portfolio Investments at fair value)			$37,969	$38,366

(1)	See Note 3 – Fair Value Hierarchy for Investments for summary geographic location of portfolio companies.
(2)	Non-Control/Non-Affiliate investments are defined by the Investment Company Act of 1940, as amended (the “1940 Act”) as investments that are neither Control investments nor Affiliate investments.
(3)	Control investments are defined by the 1940 Act as investments in which more than 25% of the voting securities are owned or where the ability to nominate greater than 50% of the board representation is maintained. As of September 30, 2013, the Company did not own any Control investments.
(4)	Affiliate investments are defined by the 1940 Act as investments in which between 5% and 25% of the voting securities are owned, or an investment in an investment company’s investment adviser, and the investments are not classified as Control investments. As of September 30, 2013, the Company did not own any Affiliate investments.
(5)	Principal is net of payments. Cost represents amortized cost which is net of repayments and adjusted for the amortization of premiums and/or accretion of discounts, as applicable.
(6)	Index based floating interest rate is subject to contractual minimum interest rates.
(7)	The investment is not a qualifying asset under the 1940 Act. A business development company (“BDC”) may not acquire any asset other than qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of the BDC's total assets.
(8)	Lower middle market investment

See notes to the financial statements.

HMS Income Fund, Inc.

Schedule of Investments

As of December 31, 2012

(dollars in thousands)

		Principal	Cost	Fair
Portfolio Company / Type of Investment (1)	Industry	(5)	(5)	Value

Non-Control/Non-Affiliate Investments (2)
Ameritech College Operations, LLC, 18% Secured Debt (Maturity –March 9, 2017) (7)	For-Profit Nursing and Healthcare College	$750	$750	$750
CDC Software Corporation, LIBOR plus 6%, Current Coupon 7.25%, Senior Secured Debt (Maturity – August 6, 2018) (6)	Enterprise Application Software	748	741	752
California Healthcare Medical Billing, Inc., 12% Secured Debt (Maturity – October 17, 2015) (7)	Outsourced Billing and Revenue Cycle Management	750	750	750
Fishnet Security, Inc., LIBOR Plus 6.50%, Current Coupon 7.75%, Secured Debt, (Maturity – November 30, 2017)	Information Technology Value-Added Reseller	2,000	1,980	1,990
Flexera Software, LLC, LIBOR plus 9.75%, Current Coupon 11.00%, Secured Debt (Maturity – September 30, 2018)(6)	Software Licensing	1,500	1,518	1,526
Ipreo Holdings LLC, LIBOR Plus 5.25%, Current Coupon 6.50%, Secured Debt (Maturity – August 5, 2017) (6)	Application Software for Capital Markets	743	730	747
IRTH Holdings, LLC, 12% Secured Debt (Maturity – December 29, 2015) (7)	Damage Prevention Technology Information Services	686	686	686
NAPCO Precast, LLC, 18.00% Secured Debt (Maturity – January 31, 2016) (7)	Precast Concrete Manufacturing	750	750	750
National Vision, Inc., LIBOR Plus 5.75%, Current Coupon 7.00%, Secured Debt (Maturity – August 2, 2018) (6)	Discount Optical Reseller	744	734	756
NRI Clinical Research, LLC, 14.00% Secured Debt (Maturity – September 8, 2016) (7)	Clinical Research Center	646	646	646
Panolam Industries International, Inc., LIBOR plus 6.00%, Current Coupon 7.25%, Secured Debt (Maturity – August 23, 2017) (6)	Decorative Laminate Manufacturer	714	707	713
Phillips Plastic Corporation, LIBOR Plus 5.00%, Current Coupon 6.50%, Secured Debt (Maturity – February 12, 2017) (6)	Custom Molder of Plastics and Metals	741	735	738
Principle Environmental, LLC, 12.00% Secured Debt (Maturity – February 1, 2016) (7)	Noise Abatement Services	750	750	750
UniTek Global Services, Inc., LIBOR Plus 7.50%, Current Coupon 9.00%, Secured Debt (Maturity – April 15, 2018) (6)	Provider of Outsourced Infrastructure Services	1,466	1,424	1,442
Universal Fiber Systems, LLC, LIBOR plus 5.75%, Current Coupon 7.50%, Secured Debt (Maturity – June 26, 2015) (6)	Manufacturer of Synthetic Fibers	1,918	1,883	1,889
VFH Parent LLC, LIBOR Plus 6.00%, Current Coupon 7.50%, Secured Debt (Maturity – July 8, 2016) (6)	Electronic Trading and Market Making	609	599	611
Visant Corporation, LIBOR Plus 4.00%, Current Coupon 5.25%, Secured Debt (Maturity – December 22, 2016) (6)	School Affinity Stores	698	698	636

Total Non-Control/Non-Affiliate Investments (2) (3) (4) - 100% (of total Portfolio Investments at fair value)			$16,081	$16,132

(1)	See Note 3 – Fair Value Hierarchy for Investments for summary geographic location of portfolio companies.
(2)	Non-Control/Non-Affiliate investments are defined by the 1940 Act as investments that are neither Control investments nor Affiliate investments.
(3)	Control investments are defined by the 1940 Act as investments in which more than 25% of the voting securities are owned or where the ability to nominate greater than 50% of the board representation is maintained. As of December 31, 2012, the Company did not own any Control investments.
(4)	Affiliate investments are defined by the 1940 Act as investments in which between 5% and 25% of the voting securities are owned, or an investment in an investment company’s investment adviser, and the investments are not classified as Control investments. As of December 31, 2012, the Company did not own any Affiliate investments.
(5)	Principal is net of payments. Cost represents amortized cost which is net of repayments and adjusted for the amortization of premiums and/or accretion of discounts, as applicable.
(6)	Index based floating interest rate is subject to contractual minimum interest rates.
(7)	Lower middle market investment

See notes to the financial statements.

HMS Income Fund, Inc.

Notes to the Financial Statements

(Unaudited)

Note 1. Principal Business and Organization

HMS Income Fund, Inc. (the “Company”) was formed as a Maryland corporation on November 28, 2011 under the General Corporation Law of the State of Maryland. The Company is an externally managed, non-diversified closed-end investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company has elected to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”). The Company’s primary investment objective is to generate current income through debt and equity investments. A secondary objective of the Company is to generate long-term capital appreciation through such investments. On December 16, 2011, the Company filed a registration statement on Form N-2, as amended (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”) to register for sale up to $1.5 billion of shares of common stock (the “Offering”). Except as with respect to minimum offering requirements set by securities regulators of certain states, there is no minimum number of shares of common stock required to be sold in the Offering.

The business of the Company is managed by HMS Adviser LP (the “Adviser”), a Texas limited partnership and affiliate of Hines Interests Limited Partnership (“Hines”), pursuant to the Investment Advisory and Administrative Services Agreement (the “Advisory Agreement”), dated May 31, 2012, between the Company and the Adviser. On May 31, 2012, the Company and the Adviser entered into a sub-advisory agreement (the “Sub-Advisory Agreement”) with Main Street Capital Corporation (“Main Street”), a New York Stock Exchange listed BDC and a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and Main Street Capital Partners, LLC, a wholly-owned subsidiary of Main Street (“Main Street Partners”), to act as the Company’s investment sub-adviser to identify, evaluate, negotiate and structure prospective investments, make investment and portfolio management recommendations for approval by the Adviser, monitor the Company’s investment portfolio and provide certain ongoing administrative services to the Adviser. Main Street is initially providing such investment sub-advisory services to the Adviser. However, because the fees that Main Street would receive from such arrangement could have negative consequences on Main Street’s ability to meet the source-of-income requirement necessary for Main Street to maintain its RIC tax treatment, the ultimate intent is that Main Street Partners will provide such services. Main Street will need to obtain certain relief from the SEC before Main Street Partners is permitted to provide these services to the Adviser, which relief Main Street is currently seeking. However, there can be no assurance that Main Street will obtain such relief. If and when such requested no-action letter relief or similar relief is granted by the Staff of the Division of Investment Management of the SEC (the “Staff”), Main Street Partners will act as the Company’s investment sub-adviser instead of Main Street. The term “Sub-Adviser,” as used herein, will refer to Main Street until such time that, if at all, the Staff grants the above mentioned requested no-action letter relief or similar relief; after which time, it will refer to Main Street Partners. The Adviser and Sub-Adviser are collectively referred to herein as the “Advisers.” Upon the execution of the Sub-Advisory Agreement, Main Street became an affiliate of the Company. The Company has engaged Hines Securities, Inc. (the “Dealer Manager”), an affiliate of the Adviser, to serve as the dealer manager for the Offering. The Dealer Manager is responsible for marketing the Company’s shares of common stock being offered pursuant to the Offering.

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

On May 31, 2012, HMS Income LLC merged with and into the Company (the “Merger Transaction”). The Company is the surviving entity following the Merger Transaction, pursuant to the Agreement and Plan of Merger and the Articles of Merger. The Articles of Merger provided that within 48 hours prior to the Merger Transaction, a properly-constituted board of directors (with a majority of non-interested members) of the Company and the managers of HMS Income LLC would determine the net asset value of HMS Income LLC. The Agreement and Plan of Merger also provided that the outstanding membership units of HMS Income LLC would be converted into the number of shares of common stock of the Company that equal the net asset value of HMS Income LLC, as determined above, divided by $9.00 (based on the $10.00 per share initial offering price less the 10% sales load not incurred). As a result, the Hines affiliate and the unaffiliated investor exchanged a total of 1,111,111 membership units of HMS Income LLC for 1,123,157 shares of the Company’s common stock. The SEC declared the Registration Statement effective on June 4, 2012, and the Offering commenced shortly thereafter. The Company filed a post-effective amendment on March 28, 2013 for purposes of updating the Registration Statement under Section 10(a)(3) of the Securities Act of 1933, as amended, which the SEC declared effective on May 14, 2013. As of September 30, 2013, the Company had raised approximately $21.4 million, including proceeds from the distribution reinvestment plan of approximately $226,000.

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

Reclassifications

Repayments received, sales and purchases of portfolio investments previously reported as investing activities in the Statement of Cash Flows for the nine months ended September 30, 2012 have been reclassified to operating activities on the Statement of Cash Flows to conform to the presentation as of September 30, 2013.

Use of Estimates

The preparation of the financial statements requires the Company to make estimates and judgments that affect the reported amounts and disclosures of assets, liabilities and contingencies as of the date of the financial statements and accompanying notes. The Company evaluates its assumptions and estimates on an ongoing basis. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. Additionally, application of the Company’s accounting policies involves exercising judgments regarding assumptions as to future uncertainties. Actual results may differ from these estimates under different assumptions or conditions. Significant estimates are used in the determination of fair value of investments. See Note 3 – Fair Value Hierarchy for Investments for a description of these estimates.

Investment Classification

The Company classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, (a) “Control” investments are defined as investments in companies in which the Company owns more than 25% of the voting securities or has rights to nominate greater than 50% of the directors or managers of the companies, (b) “Affiliate” investments are defined as investments in which between 5% and 25% of the voting securities are owned, or an investment in an investment company’s investment adviser, and the investments are not classified as Control investments and (c) “Non-Control/Non-Affiliate” investments are defined as investments that are neither Control investments nor Affiliated investments.

On December 12, 2011, HMS Income LLC acquired interests in 17 investments from Main Street and certain of its affiliates for approximately $16.5 million, (the “Purchase Transaction”), as evidenced by an Assignment and Assumption Agreement (the “Assignment Agreement”). Concurrently with the Purchase Transaction, HMS Income LLC and Main Street Partners entered into a Servicing Agreement (the “Servicing Agreement”), pursuant to which Main Street Partners agreed to perform certain services for HMS Income LLC with respect to investments acquired in the Purchase Transaction. As of September 30, 2013, the Company owned five investments with respect to which Main Street Partners continues to provide service pursuant to the Servicing Agreement.

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

The Company determines in good faith the fair value of its portfolio investments pursuant to a valuation policy in accordance with ASC 820 and valuation policies approved by the Company’s board of directors and in accordance with the 1940 Act. The Company reviews external events, including private mergers, sales and acquisitions involving comparable companies, and considers these events in the valuation process.  The Company’s valuation policy and process are intended to provide a consistent basis for determining the fair value of the portfolio.

The Company’s portfolio strategy calls for it to invest in illiquid securities issued by private companies with annual revenues generally between $10 million and $150 million. These securities are also defined herein as lower middle market (“LMM”) investments. These portfolio investments may be subject to restrictions on resale and will generally have either no established trading market or established markets that are inactive; therefore, market quotations are generally not readily available. The Company determines the fair value primarily using a yield to maturity approach that analyzes the discounted cash flows of interest and principal for the debt security, as set forth in the associated loan agreements, as well as the financial position and credit risk of each of these portfolio investments at each reporting date. The Company’s estimate of the expected repayment date of a debt security is generally the legal repayment date of the instrument. The yield to maturity analysis considers changes in leverage levels, credit quality, portfolio company performance and other factors. The Company will use the value determined by the yield analysis as the fair value for that security. However, it is the Company’s position that assuming a borrower is outperforming underwriting expectations and because these respective investments do not contain pre-payment penalties, the borrower would most likely prepay or refinance the borrowing if the market interest rate, given the borrower’s current credit quality, is lower than the stated loan interest rate. Therefore, the Company does not believe that a market participant would pay a premium for the investment, and because of the Company’s general intent to hold its loans to repayment, the Company generally does not believe that the fair value of the investment should be adjusted in excess of the face amount. However, adjustments to investment values will be made for declines in fair value due to market changes or borrower specific credit deterioration. As of September 30, 2013 and December 31, 2012, the Company owned two and six LMM investments, respectively, which had a total estimated fair value of $1.5 million and $4.3 million or approximately 4% and 27% of the Company’s portfolio investments at fair value, respectively.

The Company’s portfolio strategy also calls for it to invest in private placement debt securities that are generally larger in size than LMM investments. Private placement debt securities generally have established markets that are not active; however, market quotations are generally readily available. For these private placement investments, the Company uses observable inputs, such as third party quotes or other independent pricing of identical or similar assets in non-active markets, to determine the fair value of those investments. The fair value of these investments on the reporting date is determined by taking the midpoint between the bid-ask spread obtained from a third party pricing service. Securities under contract to sell have been valued at the contract price, which approximates the pricing noted by the independent pricing service. As of September 30, 2013 and December 31, 2012, the Company owned 39 and 11 private placement investments, respectively, which had a total estimated fair value of $36.9 million and $11.8 million or approximately 96% and 73% of the Company’s portfolio investments at fair value, respectively.

As of September 30, 2013, the Company held one private placement investment with issued warrants as a result of a credit agreement revision. The warrants along with associated private placement investment were under contract to sell as of September 30, 2013, and are presented in the balance sheet line item “Receivable for securities sold.” Based upon the contract sales price to sell the warrants and the private placement investment, the warrants were determined to have no value at September 30, 2013.

Due to the inherent uncertainty in the valuation process, the Company’s estimate of fair value may differ materially from the values that would have been used had an active market for the securities existed. In addition, changes in the market environment, portfolio company performance and other events that may occur over the lives of the investments may cause the amounts ultimately realized upon sale, liquidation or other exit of these investments to be materially different than the valuations currently assigned. The Company estimates the fair value of each individual investment and records changes in fair value as unrealized appreciation (depreciation) in the Statements of Operations.

Security Transactions

Security transactions are accounted for on the trade date. Any gain or loss on the transaction is unrealized until the trade is settled. The company considers the trade date to be the date upon which both the company and counterparty have signed an agreement to effectuate a trade. As of the trade date, the investment is derecognized for security sales and recognized for security purchases. As discussed above, as of September 30, 2013, the Company had one investment under contract to sell which had not settled. This investment has been derecognized by the company and is not included in the schedule of investments. This investment is presented on the balance sheet at the contract price in the line item “Receivable for securities sold.”

Interest Income

Interest income is recorded on the accrual basis to the extent amounts are expected to be collected. Prepayment penalties received by the Company are recorded as income upon receipt. Accrued interest is evaluated for collectability. When a debt security becomes 90 days or more past due and the Company does not expect the debtor to be able to service all of its debt or other obligations, the debt security will generally be placed on non-accrual status and the Company will cease recognizing interest income on that debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. If a debt security’s status significantly improves with respect to the debtor’s ability to service the debt or other obligations, or if a debt security is fully impaired, sold or written off, it will be removed from non-accrual status. As of September 30, 2013 and December 31, 2012, the Company did not have any investments that were more than 90 days past due or on non-accrual status. Additionally, the Company is not aware of any material changes to the creditworthiness of the borrowers underlying its debt investments.

From time to time, the Company may hold debt instruments in its investment portfolio that contain a payment-in-kind (“PIK”) interest provision. If these borrowers elect to pay or are obligated to pay interest under the optional PIK provision, and if deemed collectible in management’s judgment, then the interest would be computed at the contractual rate specified in the investment’s credit agreement, added to the principal balance of the investment, and recorded as interest income. Thus, the actual collection of this interest would be deferred until the time of debt principal repayment. During the nine months ended September 30, 2013, the Company held one investment that contained a PIK provision which the Company deemed collectible and recognized $112,000 into interest income. During the nine months ended September 30, 2012 the Company held two investments that contained PIK provisions which the Company subsequently collected and recognized $25,000 into interest income. During the three months ended September 30, 2013, the Company held one investment that contained a PIK provision which the Company deemed collectible and recognized $54,000 into interest income. For the three months ended September 30, 2012, Company did not hold any investments containing a PIK provision.

Unearned Income – Original Issue Discount / Premium to Par Value

The Company may purchase debt investments at a value different than par value. For purchases at less than par value a discount is recorded, which is accreted into interest income based on the effective interest method over the life of the debt investment. For purchases at greater than par value, a premium is recorded, which is amortized as a reduction to interest income based on the effective interest method over the life of the investment. Upon repayment or sale, any unamortized discount or premium is also amortized into interest income. For the three months ended September 30, 2013 and 2012, the Company accreted approximately a net $29,000 and $72,000, respectively, into interest income. For the nine months ended September 30, 2013 and 2012, the Company accreted approximately a net $50,000 and $85,000, respectively, into interest income.

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

Due from Main Street

Due from Main Street represents principal and interest payments from portfolio investments serviced and received by Main Street on the Company’s behalf.  The amounts due to the Company as of September 30, 2013 and December 31, 2012 were subsequently collected in October 2013, and January 2013, respectively.

Deferred Financing Costs

Deferred financing costs represent fees and other direct costs incurred in connection with arranging the Company’s borrowings. These costs were incurred in connection with the Company’s revolving credit facility (see Note 4 for a discussion regarding the Company’s credit facility) and have been capitalized. The deferred financing costs are being amortized to interest expense using the straight-line method over the life of the credit facility, which the Company believes is materially consistent with the effective interest method. For the three months ended September 30, 2013 and 2012, the Company amortized approximately $25,000 and $27,000, respectively, into interest expense related to deferred financing costs. For the nine months ended September 30, 2013 and 2012, the Company amortized approximately $65,000 and $54,000, respectively, into interest expense related to deferred financing costs. Further, in May 2012, upon the retirement of the Main Street facility, all unamortized deferred financing costs incurred in connection with the Main Street Facility were fully amortized and written-off.

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

As of September 30, 2013 and December 31, 2012, the Adviser and Sub-Adviser incurred approximately $3.7 million and $2.5 million, respectively, of Offering costs on the Company’s behalf. Upon the execution of the Advisory Agreement and Sub-Advisory Agreement, on May 31, 2012, the Company recorded a due to affiliates liability and capitalized the deferred Offering costs as it is expected that aggregate gross proceeds from the Offering will be at a level that will require the Company to reimburse the Advisers for these costs. As of September 30, 2013, the balance of the due to affiliate liability related to organizational and Offering costs was $3.4 million. Commencing with the Company’s initial closing, which occurred on September 17, 2012, and continuing with every closing thereafter, 1.5% of the proceeds of such closings will be amortized as a charge to additional paid in capital and a reduction of deferred Offering costs, until such asset is fully amortized. As of September 30, 2013, approximately $322,000 has been amortized.  The Company expects to reimburse the Advisers for such costs incurred on its behalf on a monthly basis up to a maximum aggregate amount of 1.5% of the gross Offering proceeds. Pursuant to the terms of the Advisory Agreement and Sub-Advisory Agreement, the Adviser and Sub-Adviser will be responsible for the payment of organizational and Offering expenses to the extent they exceed 1.5% of gross proceeds from the Offering.

Payable for Unsettled Trades

The Company accepts stockholder’s subscriptions on a semi-monthly basis. For subscriptions received in the second half of the last month of the quarter, for which shares of common stock were not issued by September 30, 2013, the amounts of such subscriptions are presented as cash and as a payable for unsettled trades. The shares issued in exchange for the subscriptions received in the second half of September 2013 were issued and outstanding on October 1, 2013. The Company expects to begin accepting stockholder subscriptions on a weekly basis during the fourth quarter of 2013, in which event the payable for unsettled trades will reflect the shorter settlement cycle.

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

Fair Value of Financial Instruments

Fair value estimates are made at discrete points in time based on relevant information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. The Company believes that the carrying amounts of its financial instruments, consisting of cash, accounts receivable from affiliates, interest payable to affiliates, other accrued expenses and liabilities, and notes payable approximate the fair values of such items.

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

The Company’s investment portfolio at September 30, 2013 and December 31, 2012 was comprised exclusively of debt securities. The fair value determination for these investments primarily consisted of both observable (Level 2) and unobservable (Level 3) inputs. The investments in private placement debt securities were valued at the midpoint of the bid and ask range provided by an independent, third party pricing service, or at the contract sales price for securities under contract to sell. Due to the inactive nature of this market, these securities were considered level 2 fair value measurements. The LMM investments were valued largely based upon unobservable inputs. Therefore, these were considered level 3 fair value measurements. The fair value determination of the Level 3 securities required one or more of the following unobservable inputs:

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

The following table presents fair value measurements of investments, by major class, as of September 30, 2013 according to the fair value hierarchy (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First lien secured debt	$-	$36,866	$1,500	$38,366
Receivable for securities sold	-	1,571	-	1,571
Total	$-	$38,437	$1,500	$39,937

The following table presents fair value measurements of investments, by major class, as of at December 31, 2012 according to the fair value hierarchy (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First lien secured debt	$-	$10,274	$4,332	$14,606
Second lien secured debt	-	1,526	-	1,526
Total	$-	$11,800	$4,332	$16,132

The following table presents fair value measurements of investments segregated by the level within the fair value hierarchy as of September 30, 2013 (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
LMM portfolio investments	$-	$-	$1,500	$1,500
Receivable for securities sold	-	1,571	-	1,571
Private placement investments	-	36,866	-	36,866
Total	$-	$38,437	$1,500	$39,937

The following table presents fair value measurements of investments segregated by the level within the fair value hierarchy, as of December 31, 2012 (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
LMM portfolio investments	$-	$-	$4,332	$4,332
Private placement investments	-	11,800	-	11,800
Total	$-	$11,800	$4,332	$16,132

The following table presents the significant unobservable input of the Level 3 investments as of September 30, 2013 (in thousands):

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average

LMM portfolio investments	$1,500	Discounted Cash Flows	Expected Principal Recovery	-	100%

			Risk Adjusted Discount Rate	12% - 18%	15.0%

The following table presents the significant unobservable input of the Level 3 investments as of December 31, 2012 (in thousands):

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average

LMM portfolio investments	$4,332	Discounted Cash Flows	Expected Principal Recovery	-	100%

			Risk Adjusted Discount Rate	12% - 18%	14.4%

The significant unobservable input utilized in the determination of the fair value of the LMM portfolio investments is the risk adjusted discount rate utilized in the discounted cash flow approach. The discount rate is based on the underlying credit quality of the borrower as of September 30, 2013. The use of a higher discount rate would result in a lower fair value, and conversely the use of a lower discount rate would result in a higher fair value. Given that the loans have no pre-payment penalties, assuming that the loan is out performing underwriting and market interest rates have declined, the lower interest rate would result in a higher fair value of the investment; however, due to the lack of prepayment penalties, the Company does not believe that any value in excess of the fair value would ever be realized. Therefore, the Company will not value the LMM loans at a value in excess of the principal amount due. Please see the discussion above regarding the factors that were considered in determining the appropriate discount rate to utilize in the valuation of these securities.

The following table provides a summary of changes in fair value of the Company’s Level 3 portfolio investments for the nine months ended September 30, 2013 (in thousands):

	January 1, 2013 Fair Value	Payment-in-Kind Interest Accrual	New Investments	Redemptions/ Repayments/ Exits	Net Unrealized Appreciation (Depreciation)	September 30, 2013 Fair Value
LMM portfolio investments	$4,332	$-	$-	$(2,832)	$-	$1,500
Total	$4,332	$-	$-	$(2,832)	$-	$1,500

For the nine months ended September 30, 2013, there were no transfers between Level 2 and Level 3 portfolio investments.

Portfolio Investment Composition

The composition of the Company’s investments as of September 30, 2013, at cost and fair value, was as follows (in thousands):

	Investments at Cost	Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First Lien Secured Debt	$37,969	100.0%	$38,366	100.0%
Second Lien Secured Debt	-	-	-	-
Total	$37,969	100.0%	$38,366	100.0%

The composition of the Company’s investments as of December 31, 2012, at cost and fair value, was as follows (in thousands):

	Investments at Cost	Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First Lien Secured Debt	$14,563	90.6%	$14,606	90.5%
Second Lien Secured Debt	1,518	9.4%	1,526	9.5%
Total	$16,081	100.0%	$16,132	100.0%

The composition of the Company’s investments by geographic region of the United States as of September 30, 2013, at cost and fair value, is set forth in the table below (in thousands). The geographic composition is determined by the location of the portfolio company’s corporate headquarters.

	Investments at Cost	Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Northeast	$10,462	27.6%	$10,598	27.6%
Midwest	7,637	20.1%	7,693	20.1%
West	7,427	19.6%	7,472	19.5%
Southeast	7,067	18.6%	7,148	18.6%
Midwest	3,927	10.3%	3,997	10.4%
Non-United States	1,449	3.8%	1,458	3.8%
Total	$37,969	100.0%	$38,366	100.0%

The composition of the Company’s investments by geographic region of the United States as of December 31, 2012, at cost and fair value, is set forth in the table below (in thousands). The geographic composition is determined by the location of the portfolio company’s corporate headquarters.

	Investments at Cost	Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Northeast	$4,158	25.8%	$4,149	25.7%
Southwest	750	4.7%	750	4.6%
West	2,896	18.0%	2,896	18.0%
Southeast	2,617	16.3%	2,645	16.4%
Midwest	5,660	35.2%	5,692	35.3%
Total	$16,081	100.0%	$16,132	100.0%

The composition of the Company’s total investments by industry as of September 30, 2013 and December 31, 2012, at cost was as follows:

Cost:	September 30, 2013	December 31, 2012
IT Services	7.7%	12.3%
Textiles, Apparel, and Luxury Goods	7.1%	11.7%
Healthcare Providers and Services	5.2%	-
Environmental and Facilities Services	5.2%	-
Hotels, Restaurants, and Leisure	5.1%	-
Specialty Retail	5.1%	8.9%
Media	4.2%	-
Oil and Gas Storage and Transportation	3.9%	-
Software	3.8%	22.8%
Healthcare Facilities	2.6%	-
Human Resource and Employment Services	2.6%	-
Education	2.6%	-
IT Consulting and Other Services	2.6%	-
Healthcare Equipment and Supplies	2.6%	-
Communications Equipment	2.6%	-
Retail (Food and Beverage)	2.6%	-
Gas Equipment and Services	2.6%	-
Apparel, Accessories, and Luxury Goods	2.6%	-
Metals and Mining	2.6%	-
Publishing	2.6%	-
Pharmaceuticals	2.5%	-
Services and Leasing	2.5%
Capital Markets	2.5%	3.7%
Aerospace and Defense	2.4%	-
Utilities	2.4%	-
Advertising	2.2%	-
Diversified Consumer Services	2.0%	4.7%
Healthcare Services	2.0%	8.7%
Building Products	1.7%	4.4%
Internet and Catalog Retail	1.3%	-
Oil, Gas, and Consumable Fuels	1.3%	-
Entertainment and Leisure	1.3%	-
Construction and Engineering	-	13.5%
Energy Equipment and Services	-	4.7%
Chemicals	-	4.6%
Total	100.0%	100.0%

The composition of the Company’s total investments by industry as of September 30, 2013 and December 31, 2012, at fair value was as follows:

Fair Value:	September 30, 2013	December 31, 2012
IT Services	7.7%	12.3%
Textiles, Apparel, and Luxury Goods	7.1%	11.7%
Healthcare Providers and Services	5.2%	-
Environmental and Facilities Services	5.2%	-
Hotels, Restaurants, and Leisure	5.2%	-
Specialty Retail	5.0%	8.6%
Media	4.3%	-
Oil and Gas Storage and Transportation	4.0%	-
Software	3.9%	23.0%
Healthcare Facilities	2.6%	-
Human Resource and Employment Services	2.6%	-
Education	2.6%	-
IT Consulting and Other Services	2.6%	-
Communications Equipment	2.6%	-
Retail (Food and Beverage)	2.6%	-
Gas Equipment and Services	2.6%	-
Apparel, Accessories, and Luxury Goods	2.6%	-
Metals and Mining	2.6%	-
Healthcare Equipment and Supplies	2.5%	-
Publishing	2.5%	-
Pharmaceuticals	2.5%	-
Services and Leasing	2.5%
Capital Markets	2.5%	3.8%
Utilities	2.4%	-
Aerospace and Defense	2.3%	-
Advertising	2.2%	-
Diversified Consumer Services	2.0%	4.7%
Healthcare Services	2.0%	8.6%
Building Products	1.7%	4.4%
Internet and Catalog Retail	1.3%	-
Oil, Gas, and Consumable Fuels	1.3%	-
Entertainment and Leisure	1.3%	-
Construction and Engineering	-	13.6%
Energy Equipment and Services	-	4.7%
Chemicals	-	4.6%
Total	100.0%	100.0%

Note 4 — Borrowings

On December 11, 2011, the Company's predecessor-in-interest, HMS Income LLC, entered into the Main Street Facility and immediately borrowed $7.5 million, the entire amount available under the facility. Interest on outstanding borrowings under the Main Street Facility was payable at a floating rate equal to LIBOR plus a margin of 3.0%. The Main Street Facility was repaid in full and terminated in May 2012 with proceeds of the Credit Facility described below.

On May 24, 2012, HMS Income LLC entered into a $15 million senior secured revolving credit facility with Capital One, National Association (“Capital One”) and immediately borrowed $7 million under the facility (the “Credit Facility”). The Company became the borrower under the Credit Facility as a result of the Merger Transaction. The Credit Facility has an accordion provision allowing increases in borrowing of up to $60 million, for a total facility of up to $75 million, subject to certain conditions. The proceeds from the initial borrowing under the Credit Facility and working capital were used to repay the Main Street Facility, which had an outstanding balance of $7.5 million at the time of repayment. On August 16, 2013, the Company expanded the available capacity under the Credit Facility from $15 million to $25 million. With the amendment to expand the Credit Facility, certain restrictions were added including requirements that the Company (i) notify the administrative agent of the occurrence of certain events relating to the Adviser or certain breaches under the Advisory Agreement and (ii) seek written approval from the administrative agent prior to entering into any material amendment, waiver or other modification of any provision of the Advisory Agreement. Additionally, the amendment includes as an event of default under the Credit Facility the Company’s failure to cause the Adviser to comply with all terms and conditions of the control agreement between the Company, the Company’s custodian and the administrative agent and any other custodial agreement. Borrowings under the Credit Facility bear interest, subject to the Company’s election, on a per annum basis equal to (i) the applicable LIBOR rate plus 2.75% or (ii) the base rate plus 1.5%. The base rate is defined as the higher of (a) the prime rate or (b) the Federal Funds Rate (as defined in the credit agreement) plus 0.5%. As of September 30, 2013, the Company exercised its LIBOR election, thus setting a rate of approximately 3.0%. The Company pays unused commitment fees of 0.25% per annum on the unused lender commitment under the Credit Facility. At September 30, 2013, the Company had $11.3 million in borrowings outstanding under the Credit Facility. Borrowings under the Credit Facility are secured by all of the Company’s assets as well as all of the assets, and a pledge of equity ownership interests, of any future subsidiaries of the Company, which would be joined as guarantors. As of September 30, 2013, the Company estimated that the fair value of the Credit Facility approximated carrying value.

The credit agreement for the Credit Facility contains affirmative and negative covenants usual and customary for credit facilities of this nature, including, but not limited to: (i) maintaining an interest coverage ratio of at least 2.0 to 1.0 (ii) maintaining an asset coverage ratio of at least 2.25 to 1.0 and (iii) maintaining a minimum adjusted tangible net worth of at least 80% of the Company’s adjusted tangible net worth on the closing date of the Credit Facility. For the twelve months ended September 30, 2013, the Company’s interest coverage ratio was 4.3 to 1 and as of September 30, 2013, the Company’s asset coverage ratio was 3.6 to 1, and the Company’s tangible net worth was approximately 101% of the Company’s adjusted tangible net worth on the closing date of the Credit Facility. Additionally, the Company must provide information to Capital One on a regular basis, preserve the Company’s corporate existence, comply with applicable laws, including the 1940 Act, pay obligations when they become due, and invest the proceeds of the Offering in accordance with its investment objectives and strategies. Further, the credit agreement contains usual and customary default provisions including, without limitation: (i) a default in the payment of interest and principal; (ii) insolvency or bankruptcy of the Company; (iii) a material adverse change in the Company’s business; or (iv) breach of any covenant, representation or warranty in the loan agreement or other credit documents and failure to cure such breach within defined periods. As of September 30, 2013, the Company was not aware of any instances of noncompliance with covenants related to the credit agreement. The maturity date of the Credit Facility is May 24, 2015, and the Company has two, one-year extension options.

Note 5 – Financial Highlights

The following is a schedule of financial highlights of the Company for the nine months ended September 30, 2013 and the year ended December 31, 2012.

Per Share/Unit Data:	Nine Months Ended September 30, 2013	Year Ended December 31, 2012

Net asset value at beginning of period	$8.86	$9.02
Net realized income(1) (2)	0.42	1.00
Net unrealized appreciation (1) (2)	0.19	0.08
Net increase in net assets resulting from operations	0.61	1.08

Stockholder distributions(1) (3)	(0.52)	(0.94)

Issuance of common stock above net asset value(4), net of offering costs(1)	(0.04)	-
Impact of stock dividend	-	(0.20)
Impact of merger transaction	-	(0.10)
Net increase (decrease) in net assets resulting from capital share transactions	(0.04)	(0.30)
Net asset value at end of the period	$8.91	$8.86

Shares/units outstanding at end of period	3,318,175	1,289,472
Weighted average shares/units outstanding	2,123,132	1,151,554

(1)	Based on weighted average number of shares of common stock outstanding for the period.
(2)	Change in net realized gain and net unrealized appreciation from investments can change significantly from period to period.
(3)	The stockholder distributions represent the stockholder distributions declared for the period.
(4)	The continuous issuance of shares of common stock may cause an incremental increase in net asset value per share due to the sale of shares at the then prevailing public offering price in excess of net asset value per share on each subscription closing date. The per share data was derived by computing (i) the sum of (A) the number of shares issued in connection with subscriptions and/or distribution reinvestment on each share transaction date times (B) the differences between the net proceeds per share and the net asset value per share on each share transaction date, divided by (ii) the total shares outstanding at the end of the period.

	Nine Months Ended September 30, 2013	Year Ended December 31, 2012
	(in thousands, except percentages)	(in thousands, except percentages)
Net assets at end of period	$29,562	$11,423
Average net assets	$19,046	$10,488
Average Credit Facility borrowings	$8,989	$7,231

Ratios to average net assets:
Ratio of total expenses to average net assets(1) (2)	4.53%	7.05%
Ratio of total expenses, excluding interest expense, to average net assets (1) (2)	3.10%	4.03%
Ratio of net investment income to average net assets (2)	4.71%	10.81%

Portfolio turnover ratio (2)	31.35%	72.81%

Total return (2) (3)	6.48%	10.85%

(1)	For the nine months ended September 30, 2013, the Advisers waived base management fees of approximately $469,000, capital gains incentive fees of approximately $1,000, and administrative services expenses of approximately $689,000. For the year ended December 31, 2012, the Advisers waived base management fees of approximately $232,000, subordinated incentive fees on income of approximately $123,000, capital gains incentive fees of approximately $3,000 and administrative services expenses of approximately $438,000. The ratio is calculated by reducing the expenses to reflect the waiver of expenses.
(2)	Not annualized for the nine months ended September 30, 2013.
(3)	Total return is calculated on the change in net asset value per share, stockholder distributions declared per share and the amount of the stock dividend per share over the reporting period.

Note 6 – Stockholder Distributions

The following table reflects the cash distributions per share that the Company has declared on its common stock during the nine months ended September 30, 2013 (in thousands except per share amounts).

	Distributions
For the Period Ended	Per Share	Amount
Three months ended September 30, 2013	$0.17	$513
Three months ended June 30, 2013	$0.18	$356
Three months ended March 31, 2013	$0.17	$243

The following table reflects the cash distributions per share/ unit that the Company has declared during the nine months ended September 30, 2012 (in thousands except per share/unit amounts).

	Distributions
For the Period Ended	Per Share, Per Unit	Amount
Three months ended September 30, 2012	$0.18	$199
One month ended June 30, 2012	$0.06	$65
Five months ended May 31, 2012	$0.53	$600

On September 27, 2013, with the authorization of the Company’s board of directors, the Company declared distributions to its stockholders for the period of October 1, 2013 through December 31, 2013. These distributions have been, or will be, calculated based on stockholders of record each day from October 1, 2013 through December 31, 2013 in an amount equal to $0.00191781 per share, per day (which represents an annualized distribution yield of 7.0% based on the Company's current public offering price of $10.00 per share, if it were maintained everyday for a twelve-month period). Distributions are paid on the first business day following the completion of each month to which they relate.

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

The following table reflects the sources of the cash distributions that the Company declared and, in some instances, paid on its common stock during the nine months ended September 30, 2013 and September 30, 2012 (in thousands, except percentages).

	Nine Months Ended September 30, 2013		Nine Months Ended September 30, 2012
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Net realized income from operations (net of waiver of base management and incentive fees)	$430	39%	$682	79%
Waiver of base management and incentive fees	470	42%	182	21%
Distributions from other sources	212	19%	-	-
Total	$1,112	100%	$864	100%

The Company may fund its cash distributions from all sources of funds available, including Offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to it on account of preferred and common equity investments in portfolio companies, and fee and expense waivers from its Advisers. The Distributions from other sources noted on the above table reflect distributions paid from Offering proceeds and borrowings. The Company has not established limits on the amount of funds that the Company may use from available sources to make distributions. The Company expects that for the foreseeable future, a portion of the distributions will be paid from sources other than net realized income from operations, including Offering proceeds, borrowings, and fee and expense waivers from its Advisers.  As a result of fee waivers under the conditional fee waiver agreement that the Company entered into with the Advisers on May 31, 2012 (we refer to this agreement, as amended from time to time, and most recently on June 28, 2013, as the “Conditional Fee Waiver Agreement”), fee waivers may be subject to repayment by the Company at the sole and absolute discretion of the Company’s board of directors within three years from the date that each respective fee waiver was made. The Conditional Fee Waiver Agreement allows the Advisers to waive fees upon the occurrence of any event, in the Advisers’ sole discretion, including, but neither limited to nor automatically triggered by, the Company’s estimate that a distribution declared and payable to its stockholders during the fee waiver period represents, or would represent when paid, a return of capital for U.S. federal income tax purposes.

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

Note 7 – Taxable Income

The Company has elected to be treated for U.S. federal income tax purposes as a RIC. As a RIC, the Company generally will not pay corporate-level U.S. federal income taxes on net ordinary income or capital gains that the Company distributes to its stockholders from taxable earnings and profits as distributions. The Company must generally distribute at least 90% of its investment company taxable income to maintain its RIC status. As a part of maintaining its RIC status, undistributed taxable income (subject to a 4% excise tax) pertaining to a given taxable year may be distributed up to 12 months subsequent to the end of that taxable year, provided such distributions are declared prior to the filing of the federal income tax return for the prior year. In 2013, the Company paid approximately $6,000, representing a 4% nondeductible excise tax related to approximately $117,000, or $0.09 per share, of cumulative undistributed taxable income pertaining to the 2012 tax year.

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

Note 8 – Supplemental Cash Flow Disclosures

Listed below are the supplemental cash flow disclosures for the nine months ended September 30, 2013 and 2012 (in thousands):

Supplemental Disclosure of Cash Flow Information	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Interest Paid	$182	$194
Taxes Paid	$6	$-

Supplemental Disclosure of Non-Cash Flow Information
Stockholder distributions declared and unpaid	$186	$65
Stockholder distributions reinvested	$221	$-
Unpaid deferred offering costs	$892	$2,121
Sale of portfolio investments to Main Street Capital Corporation	$-	$2,250
Portfolio investments acquired from Main Street Capital Corporation	$-	$2,250

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

As discussed above, the Company and the Advisers entered into the Conditional Fee Waiver Agreement pursuant to which, for a period from June 4, 2012 to December 31, 2013, the Advisers have agreed to waive all fees upon the occurrence of any event, which in the Advisers’ sole discretion is deemed necessary, including, but neither limited to nor automatically triggered by, the Company’s estimate that a distribution declared and payable to its stockholders during the fee waiver period represents, or would represent when paid, a return of capital for U.S. federal income tax purposes. Further, the agreement contains a clause which states that subject to the approval of the Company’s board of directors, in future periods previously waived fees may be paid to the Advisers, if and only to the extent that the Company’s cumulative net increase in net assets resulting from operations exceeds the amount of cumulative distributions paid to stockholders. The previously waived fees are potentially subject to repayment by the Company, if at all, within a period not to exceed three years from the date of each respective fee waiver.

For the three and nine months ended September 30, 2013, the Company incurred, and the Advisers waived, base management fees of approximately $268,000 and $469,000, respectively, and capital gains incentive fees of approximately $0 and $1,000, respectively. For the three and nine months ended September 30, 2012, the Company incurred, and the Advisers waived, base management fees of approximately $98,000 and $128,000, respectively, capital gains incentive fees of $2,000 and $2,000, respectively, and subordinated incentive fees on income of approximately $52,000 and $71,000, respectively. Reimbursement of previously waived fees to the Advisers will not be accrued until the reimbursement of the waived fees become probable and estimable which will be upon approval by the Company’s board of directors. For the three and nine months ended September 30, 2013 and September 30, 2012, the Company did not record an accrual for any previously waived fees.

Pursuant to the Advisory Agreement and Sub-Advisory Agreement, the Company is required to pay or reimburse the Advisers for administrative services expenses, which include all costs and expenses related to the day-to-day administration and management of the Company not related to advisory services. For the three months and nine months ended September 30, 2013, the Company incurred, and the Advisers waived the reimbursement of, administrative services expenses of approximately $234,000 and $689,000, respectively. For the three and nine months ended September 30, 2012, the Company incurred, and the Advisers waived the reimbursement of administrative services expenses of approximately $129,000 and $154,000, respectively.

The below table presents the fees and expenses waived by the Advisers:

Period Ended	Amount of Fee Waivers (in thousands)(1)	Expiration of the Advisers’ Right to Receive Reimbursement of Previously Waived Fees(2)	Amount of Administrative Expense Waivers (in thousands)(3)	Operating Expense Ratio as of the Date of the Fee Waivers(4)	Annualized Distribution Rate as of the Date of the Fee Waivers(5)
June 30, 2012	$49	June 30, 2015	$25	1.35%	7.00%
September 30, 2012	$152	September 30, 2015	$129	1.97%	7.00%
December 31, 2012	$157	December 31, 2015	$284	2.96%	7.00%
March 31, 2013	$84	March 31, 2016	$233	1.86%	7.00%
June 30, 2013	$118	June 30, 2016	$222	1.36%	7.00%
September 30, 2013	$268	September 30, 2016	$234	1.22%	7.00%

(1)	Fees waived pursuant to the Conditional Fee Waiver Agreement.

(2)	Subject to the approval of the Company’s board of directors, in future periods, previously waived fees may be paid to the Advisers, if the Company’s cumulative net increase in net assets resulting from operations exceeds the amount of cumulative distributions paid to stockholders. The previously waived fees are potentially subject to repayment by the Company, if at all, within a period not to exceed three years from the date of each respective fee waiver. To date, none of the previously waived fees have been approved for reimbursement by the Company’s board of directors.

(3)	The Advisers have agreed to permanently waive administrative expenses through December 31, 2013. The administrative expenses are waived on a quarterly basis and are not eligible for future reimbursement from the Company to the Advisers.

(4)	“Operating Expense Ratio” is calculated on a quarterly basis as a percentage of average net assets and includes all expenses borne by the Company, except for base management and incentive fees and administrative expenses waived by the Advisers and organizational and offering expenses.

(5)	“Annualized Distribution Rate” equals $0.00191781 per share, per day (which represents an annualized distribution yield of 7% based on our current public offering price of $10.00 per share, if it were maintained everyday for a twelve-month period). “Annualized Distribution Rate” does not include the special stock dividend paid to stockholders on September 14, 2012.

As discussed in Note 2 – Basis of Presentation and Summary of Significant Accounting Policies – Organizational and Offering Costs, as of September 30, 2013 and December 31, 2012, the Adviser and Sub-Adviser incurred approximately $3.7 million and $2.5 million, respectively, of Offering costs on the Company’s behalf. Upon the execution of the Advisory Agreement and Sub-Advisory Agreement, on May 31, 2012, the Company recorded a due to affiliate liability and capitalized the deferred Offering costs as it is expected that the Company will raise sufficient capital that it will be required to reimburse the Advisers for these costs. As of September 30, 2013, the balance of the due to affiliate liability was $3.4 million. Commencing with the Company’s initial closing, which occurred on September 17, 2012, and continuing with every closing thereafter, 1.5% of the proceeds of such closings will be amortized as a charge to additional paid in capital and a reduction of deferred offering costs, until such asset is fully amortized. As of September 30, 2013, approximately $322,000 has been amortized. The Company expects to reimburse the Advisers for such costs incurred on its behalf on a monthly basis up to a maximum aggregate amount of 1.5% of the gross Offering proceeds. Pursuant to the terms of the Advisory Agreement and Sub-Advisory Agreement, the Adviser and Sub-Adviser will be responsible for the payment of organizational and offering expenses to the extent they exceed 1.5% of gross proceeds from the Offering.

The table below outlines fees incurred and expense reimbursements payable to Hines, Main Street and their affiliates for the three and nine months ended September 30, 2013 and September 30, 2012 and amounts unpaid as of September 30, 2013 and December 31, 2012 (in thousands).

	Incurred		Incurred		Unpaid as of
	Three Months Ended September 30,		Nine Months Ended September 30,		September	December
Type and Recipient	2013	2012	2013	2012	30, 2013	31, 2012
Base Management Fees (1) - the Adviser, Sub-Adviser	$-	$-	$-	$-	$-	$-
Incentive Fee on Income (1) - the Adviser, Sub-Adviser	-	-	-	-	-	-
Capital Gains Incentive Fee (1) - the Adviser, Sub-Adviser	-	-	-	-	-	-
Offering Costs- the Adviser	251	435	1,213	1,210	3,421	2,529
Other (2) - the Adviser	41	318	229	323	69	393
Interest Expense – Main Street Capital Corporation	-	-	-	127	-	-
Management Fees – Main Street Capital Corporation	-	-	-	15	-	-
Selling Commissions - Dealer Manager	578	8	1,206	8	-	-
Dealer Manager Fee - Dealer Manager	267	3	586	3	-	-
Due to Affiliates					$3,490	$2,922

(1)	Net of amounts waived by the Adviser and Sub-Adviser.
(2)	Includes amounts the Adviser paid on behalf of the Company such as general and administrative services expenses.

Note 10 – Share Repurchase Plan

The Company conducts quarterly tender offers pursuant to its share repurchase program. Under the terms of the plan, the Company will offer to purchase shares at the net asset value calculated at the date of the offer. The Company currently limits the number of shares to be repurchased during any calendar year to the number of shares it can repurchase with the proceeds it receives from the issuance of shares of its common stock under its distribution reinvestment plan. At the discretion of the Company’s board of directors, the Company may also use cash on hand, cash available from borrowings and cash from the sale of investments as of the end of the applicable period to repurchase shares. The Company will limit repurchases in each quarter to 2.5% of the weighted average number of shares of common stock outstanding in the prior four calendar quarters. The Company’s board of directors may amend, suspend or terminate the share repurchase program upon 30 days’ notice. The Company’s first repurchase date was October 1, 2013. No shares were tendered for repurchase.

Note 11 – Subsequent Events

On November 11, 2013, the Company entered into an Expense Support and Conditional Reimbursement Agreement (the “Reimbursement Agreement”) with the Adviser.  Under the Reimbursement Agreement, until December 31, 2013 or a prior date mutually agreed to by both parties, the Adviser will pay to the Company up to 100% of the Company’s operating expenses (the “Expense Support Payment”).  Operating expenses are defined as 2013 third party operating costs and expenses incurred by the Company under generally accepted accounting principles for investment management companies.  Any Expense Support Payments paid by the Adviser are subject to conditional reimbursement by the Company upon a determination by the board of directors of the Company that the Company has achieved a reasonable level of expenses relative to its investment income.  Any repayment of Expense Support Payments will be made within a period not to exceed three years from the date each respective Expense Support Payment is determined.  The Reimbursement Agreement may be terminated by the Company at any time, and shall automatically terminate upon termination of the Advisory Agreement dated as of May 31, 2012 between the Company and the Adviser, or upon liquidation or dissolution of the Company.

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

We are an externally managed, non-diversified closed-end investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). We have elected to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”). Our business is managed by HMS Adviser LP (the “Adviser”), a Texas limited partnership and affiliate of Hines Interests Limited Partnership (“Hines”), pursuant to the Investment Advisory and Administrative Services Agreement (the “Advisory Agreement”) dated May 31, 2012, between us and the Adviser. Also, on May 31, 2012, we and the Adviser entered into a sub-advisory agreement (the “Sub-Advisory Agreement”) with Main Street Capital Corporation (“Main Street”), a New York Stock Exchange listed BDC and a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and Main Street Capital Partners, LLC, a wholly-owned subsidiary of Main Street (“Main Street Partners”), to act as our investment sub-adviser to identify, evaluate, negotiate and structure prospective investments, make investment and portfolio management recommendations for approval by the Adviser, monitor our investment portfolio and provide certain ongoing administrative services to the Adviser. Main Street is initially providing such investment sub-advisory services to the Adviser. However, because the fees that Main Street would receive from such arrangement could have negative consequences on Main Street’s ability to meet the source-of-income requirement necessary for Main Street to maintain its RIC tax treatment, the ultimate intent is that Main Street Partners will provide such services. Main Street will need to obtain certain relief from the Securities and Exchange Commission (“SEC”) before Main Street Partners is permitted to provide these services to the Adviser, which relief Main Street is currently seeking. However, there can be no assurance that Main Street will obtain such relief. If and when such requested no-action letter relief or similar relief is granted by the Staff of the Division of Investment Management of the SEC (the “Staff”), Main Street Partners will act as our investment sub-adviser instead of Main Street. The term “our Sub-Adviser,” as used herein, will refer to Main Street until such time that, if at all, the Staff grants the above mentioned requested no-action letter relief or similar relief; after which time, it will refer to Main Street Partners. We refer to the Adviser and Sub-Adviser, collectively, as the “Advisers.” Upon the execution of the Sub-Advisory Agreement, Main Street became an affiliate of ours.

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

The SEC declared the Registration Statement effective on June 4, 2012, and the Offering commenced shortly thereafter. We filed a post-effective amendment on March 28, 2013 for purposes of updating the Registration Statement under Section 10(a)(3) of the Securities Act, which the SEC declared effective on May 14, 2013. As of September 30, 2013, we have raised $21.4 million, including proceeds from the distribution reinvestment plan of approximately $226,000.

OVERVIEW

We are a specialty finance company primarily focused on making debt and equity investments in middle market companies, which we define as companies with annual revenues between $10 million and $3 billion that operate in diverse industries. Our primary investment objective is to generate current income through debt and equity investments and a secondary objective is to generate long-term capital appreciation through such investments. We anticipate that during our Offering period we will invest a majority of the net proceeds from the Offering in senior secured and second lien debt securities issued by middle market companies in private placements and negotiated transactions, which are traded in private over-the-counter markets for institutional investors. As we increase our capital base during our Offering period we will also invest in, and ultimately intend to have a significant portion of our assets invested in, customized direct secured and unsecured loans to and equity securities of lower middle market (“LMM”) companies, which we define as companies with annual revenues generally between $10 million and $150 million. Typically, our investment in LMM companies will require us to co-invest with Main Street and/or its affiliates. Due to legal restrictions, we currently are not allowed to co-invest with Main Street in the LMM deals.

While we intend to co-invest with such investment entities to the extent permitted by the 1940 Act and the rules and regulations thereunder, the 1940 Act imposes significant limits on co-investing with affiliates, of which Main Street is one due to its position as our sub-adviser. As a result, we and Main Street have applied for exemptive relief from the SEC under the 1940 Act, which, if granted, would allow us additional latitude to co-invest with Main Street and/or certain of its affiliates. However, there is no assurance that we will obtain such relief. In the event the SEC does not grant us relief, we will not be able to invest in certain portfolio companies in which Main Street and/or its affiliates are investing or are invested. Even if we are able to obtain exemptive relief, we will be unable to participate in certain transactions originated by Main Street and/or its affiliates prior to receipt of such relief.

Prior to obtaining exemptive relief, we have co-invested alongside Main Street and/or its affiliates only in accordance with existing regulatory guidance. These co-investments have been in syndicated deals and secondary loan market transactions where price is the only negotiated point.

As of September 30, 2013, we had debt investments in 39 private placement investments and 2 LMM investments with an aggregate fair value of $38.4 million, a cost basis of $38.0 million, and a weighted average effective annual yield of approximately 7.8%. The weighted average annual yield was calculated using the effective interest rates for all debt investments at September 30, 2013, including accretion of original issue discount and premium to par value. All of our portfolio investments were secured by first priority liens.

The level of new portfolio investment activity will fluctuate from period to period based upon the status of the capital raising efforts under the Offering, our view of the current economic fundamentals, our ability to identify new investment opportunities that meet our investment criteria, and our ability to close on the identified transactions. The level of new investment activity, and associated interest and fee income will directly impact future investment income. While we intend to grow our portfolio and our investment income over the long-term, our growth and our operating results may be more limited during depressed economic periods. However, we intend to appropriately manage our cost structure and liquidity position based on applicable economic conditions and our investment outlook. The level of realized gains or losses and unrealized appreciation or depreciation will also fluctuate depending upon portfolio activity and the performance of our individual portfolio companies. The changes in realized gains and losses and unrealized appreciation or depreciation could have a material impact on our operating results.

Investment Income

We have generated and plan to continue to generate investment income primarily in the form of interest on the debt securities that we hold, dividends and other distributions with respect to any equity interest that we hold and capital gains, if any, on convertible debt or other equity interests that we acquire in portfolio companies. In addition, we may generate revenue in the form of commitment, origination, structuring or diligence fees, monitoring fees, and possibly consulting fees and performance-based fees. All such fees will be generated in connection with our investments and recognized as earned or as additional yield over the life of the debt investment. To date our investment income has been interest income on debt investments, accretion of original issue discounts/premiums and net realized/unrealized appreciation/depreciation.

Expenses

On both a short-term and long-term basis, our primary use of funds will be investments in portfolio companies and cash distributions to our stockholders. Our primary operating expenses will be the payment of debt service, general and administrative expenses, and payment of advisory fees under the Advisory Agreement. The investment advisory fees paid to our Adviser (and the fees paid by our Adviser to our Sub-Adviser pursuant to the Sub-Advisory Agreement) will compensate our Advisers for their work in identifying, evaluating, negotiating, executing, monitoring and servicing our investments. We expect our expenses to fluctuate based upon the amount of assets under management.

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

Base Management Fee, Incentive Fee, and Administrative Expense Waiver

On May 31, 2012, we and the Advisers entered into a conditional fee waiver agreement, pursuant to which, for a period from June 4, 2012 to December 31, 2013, the Advisers can waive all fees upon the occurrence of any event, that in the Advisers’ sole discretion is deemed necessary, including, but neither limited to nor automatically triggered by our estimate that a distribution declared and payable to our stockholders during the fee waiver period represents, or would represent when paid, a return of capital for U.S. federal income tax purposes. We refer to this conditional fee waiver agreement, as amended from time to time, as the “Conditional Fee Waiver Agreement.” Further, the agreement contains a clause which states that at the sole and absolute discretion of our board of directors, in future periods, previously waived fees may be paid to the Advisers if and only to the extent that our cumulative net increase in net assets resulting from operations exceeds the amount of cumulative distributions paid to stockholders. The previously waived fees are potentially subject to repayment by us, if at all, within a period not to exceed three years from the date of each respective fee waiver. For the three and nine months ended September 30, 2013, we incurred, and the Advisers waived, base management fees of approximately $268,000 and $469,000, respectively and capital gains incentive fees of approximately $0 and $1,000, respectively.

For the three and nine months ended September 30, 2012, we incurred, and the Advisers waived, base management fees of approximately $98,000 and $128,000 respectively, subordinated incentive fees on income of approximately $52,000 and $71,000 respectively, and capital gains incentive fees of approximately $2,000 and $2,000, respectively. Reimbursement of previously waived fees to the Advisers will not be accrued until reimbursement is approved by the board of directors. To date none of the previously waived fees have been approved by the board of directors for reimbursement.

Pursuant to the Advisory Agreement and Sub-Advisory Agreement, we are required to pay or reimburse the Advisers for administrative services expenses, which include all costs and expenses related to our day-to-day administration and management not related to advisory services. For the three months and nine months ended September 30, 2013, we incurred, and the Advisers waived the reimbursement of, administrative services expenses of approximately $234,000 and $689,000, respectively. For the three and nine months ended September 30, 2012, we incurred, and the Advisers waived the reimbursement of administrative services expenses of approximately $129,000 and $154,000, respectively.

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

Investment Classification

We classify our investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, (a) “Control” investments are defined as investments in companies in which the Company owns more than 25% of the voting securities or has rights to nominate greater than 50% of the directors or managers of the entity, (b) “Affiliate” investments are defined as investments in which between 5% and 25% of the voting securities are owned, or an investment in an investment company’s investment adviser, and the investments are not classified as Control investments and (c) “Non-Control/Non-Affiliate” investments are defined as investments that are neither Control investments nor Affiliated investments.

On December 12, 2011, HMS Income LLC acquired interests in 17 investments from Main Street and certain of its affiliates for approximately $16.5 million (the “Purchase Transaction”), as evidenced by an Assignment and Assumption Agreement (the “Assignment Agreement”). Concurrently with the Purchase Transaction, HMS Income LLC and Main Street Partners entered into a Servicing Agreement (the “Servicing Agreement”), pursuant to which Main Street Partners agreed to perform certain services for HMS Income LLC with respect to the investments acquired in the Purchase Transaction. As of September 30, 2013, we owned five investments with respect to which Main Street Partners continues to provide service pursuant to the Servicing Agreement.

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

Valuation of Portfolio Investments

The most significant determination inherent in the preparation of our financial statements is the valuation of our portfolio investments and the related amounts of unrealized appreciation or depreciation. As of September 30, 2013, 87% of our total assets represented investments in portfolio companies valued at fair value including one investment presented as “Revenue from securities sold”. We are required to report our investments at fair value. We follow the provisions of ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements.

We determine in good faith the fair value of our portfolio investments pursuant to a valuation policy in accordance with ASC 820 and valuation policies approved by our board of directors and in accordance with the 1940 Act. For LMM investments, our Advisers review external events, including private mergers, sales and acquisitions involving comparable companies, and consider these events in the valuation process. For private placement portfolio investments, we generally use observable inputs such as quotes prices in the valuation process. Our valuation policy and process is intended to provide a consistent basis for determining the fair value of the portfolio.

Our portfolio strategy calls for us to invest in illiquid securities issued by private LMM companies as well as privately placed debt securities issued by middle market companies that are generally larger in size than the LMM companies. These portfolio investments may be subject to restrictions on resale. LMM companies generally have no established trading market while privately placed debt securities generally have established markets that are not active. Further, market quotations are generally not readily available for LMM investments. We determine the fair value using a yield to maturity approach that analyzes the discounted cash flows of interest and principal for the debt security, as set forth in the associated loan agreements, as well as the financial position and credit risk of each of these portfolio investments at each reporting date. Our estimate of the expected repayment date of a debt security is generally the legal repayment date of the instrument. The yield to maturity analysis considers changes in leverage levels, credit quality, portfolio company performance and other factors. We will use the value determined by the yield analysis as the fair value for that security. However, it is our position that assuming a borrower is outperforming underwriting expectations and because these respective investments do not contain pre-payment penalties, the borrower would most likely prepay or refinance the borrowing if the market interest rate, given the borrower’s current credit quality, is lower than the stated loan interest rate. Therefore, we do not believe that a market participant would pay a premium for the investment and because of our general intent to hold loans to repayment, we do not believe that the fair value of the investment should be adjusted in excess of the face amount. However, adjustments to investment values will be made for declines in fair value due to market changes or borrower specific credit deterioration.

For valuation purposes, “non-control” portfolio investments are composed of debt securities for which we do not have a controlling interest in the portfolio company or the ability to nominate a majority of the portfolio company’s board of directors. For those non-control portfolio investments in which market quotations are generally readily available, we use observable inputs, such as third party quotes or other independent pricing, to determine the fair value of those investments. The fair value of these investments on the reporting date is determined by taking the midpoint between the bid-ask spread obtained from a third party pricing service. Securities under contract to sell have been valued at the contract price, which approximates the pricing noted by the independent pricing service. As of September 30, 2013, all of our investments were classified as non-control investments.

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

Interest income is recorded on the accrual basis to the extent amounts are expected to be collected. Prepayment penalties received by us are recorded as income upon receipt. Accrued interest is evaluated periodically for collectability. When a debt security becomes 90 days or more past due, and we do not expect the debtor to be able to service all of its debt or other obligations, the debt security will generally be placed on non-accrual status and we will cease recognizing interest income on that debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. If a debt security’s status significantly improves with respect to the debtor’s ability to service the debt or other obligations, or if a debt security is fully impaired, sold or written off, it will be removed from non-accrual status. None of our investments were more than 90 days past due or on non-accrual status as of September 30, 2013.

From time to time, we may hold debt instruments in our investment portfolio that contain a payment-in-kind (“PIK”) interest provision. If these borrowers elect to pay or are obligated to pay interest under the optional PIK provision, and if deemed collectible in management’s judgment, then the interest would be computed at the contractual rate specified in the investment’s credit agreement, added to the principal balance of the investment, and recorded as interest income. Thus, the actual collection of this interest would be deferred until the time of debt principal repayment. During the nine months ended September 30, 2013, we held one investment that contained a PIK provision which we deemed collectible and recognized $112,000 into interest income. During the nine months ended September 30, 2012, we held two investments that contained PIK provisions which we subsequently collected and recognized $25,000 into interest income.

Unearned Income – Original Issue Discount / Premium to Par Value

We purchased some of our debt investments for an amount different than their respective principal values. For purchases at less than par value a discount is recorded, which is accreted into interest income based on the effective interest method over the life of the debt investment. For purchases at greater than par value, a premium is recorded, which is amortized as a reduction to interest income based on the effective interest method over the life of the investment. Upon repayment or sale, any unamortized discount or premium is also amortized into interest income. For the three months ended September 30, 2013 and 2012, we accreted approximately a net $29,000 and $72,000, respectively, into interest income. For the nine months ended September 30, 2013 and 2012, we accreted approximately a net $50,000 and $85,000, respectively, into interest income.

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

As of September 30, 2013 and December 31, 2012, the Adviser and Sub-Adviser incurred approximately $3.7 million and $2.5 million, respectively, of Offering costs on our behalf. Upon the execution of the Advisory Agreement and Sub-Advisory Agreement, on May 31, 2012, we recorded a due to affiliates liability and capitalized the deferred Offering costs as it is expected that aggregate gross proceeds from the Offering will be at a level which will require us to reimburse the Advisers for these costs. As of September 30, 2013, the balance of the due to affiliate liability related to organizational and Offering costs was $3.4 million. Commencing with our initial closing, which occurred on September 17, 2012, and continuing with every closing thereafter, 1.5% of the proceeds of such closings will be amortized as a charge to additional paid in capital and a reduction of deferred Offering costs, until such asset is fully amortized. As of September 30, 2013, approximately $322,000 has been amortized.  We expect to reimburse the Advisers for such costs incurred on our behalf on a monthly basis up to a maximum aggregate amount of 1.5% of the gross Offering proceeds. Pursuant to the terms of the Advisory Agreement and Sub-Advisory Agreement, the Adviser and Sub-Adviser will be responsible for the payment of organizational and Offering expenses to the extent they exceed 1.5% of gross proceeds from the Offering.

PORTFOLIO INVESTMENT COMPOSITION

Private placement portfolio investments primarily consist of direct or secondary purchases of interest-bearing debt securities in companies that are generally larger in size than the LMM companies included in our LMM portfolio. As of September 30, 2013, our privately placed portfolio was completely comprised of debt investments secured by first priority liens.

Our current LMM portfolio investments consist solely of secured debt in privately held LMM companies. The LMM debt investments are secured by first liens on the assets of the portfolio companies, generally bear interest at fixed rates and generally mature between five and seven years from the original investment date. However, since we purchased these investments subsequent to their original investment dates, the maturities range from approximately two to four years.

During the nine months ended September 30, 2013, we purchased 33 new investments for approximately $31.2 million and received proceeds from sales and repayments of existing portfolio investments of approximately $8.0 million including $4.4 million in full prepayment and $2.5 million in sales. The combined result of which increased our portfolio by approximately $24.3 million, or 151%, and the number of portfolio companies by 24, or 141%. The largest investment in an individual portfolio company represented approximately 5% the portfolio’s fair value with the remaining investments ranging from 1% to 5%. The average investment in our portfolio is approximately $0.9 million or 2% of the total portfolio. As a result of the aforementioned transactions our portfolio has become increasingly diversified across individual portfolio investments, geographic regions, and industries. Further, our portfolio investment composition is now completely comprised of first lien debt securities. First lien debt securities have priority over subordinated or other unsecured debt owed by the issuer with respect to the collateral pledged as security for the loan. Due to the priority of first lien investments, these generally have lower yields than lower priority, less secured investments.

Summaries of the composition of our total investment portfolio at cost and fair value are shown in the following table:

	September 30, 2013			December 31, 2012
Cost:	LMM	Private Placement	Total	LMM	Private Placement	Total
First Lien Secured Debt	100.0%	100.0%	100.0%	100.0%	87.1%	90.6%
Second Lien Secured Debt	-	-	-	-	12.9%	9.4%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	September 30, 2013			December 31, 2012
Fair Value:	LMM	Private Placement	Total	LMM	Private Placement	Total
First Lien Secured Debt	100.0%	100.0%	100.0%	100.0%	87.1%	90.5%
Second Lien Secured Debt	-	-	-	-	12.9%	9.5%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

The composition of our investments by geographic region of the United States as of September 30, 2013, at cost and fair value, is set forth in the table below (in thousands). The geographic composition is determined by the location of the portfolio company’s corporate headquarters.

	September 30, 2013
	Investments at Cost	Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Northeast	$10,462	27.6%	$10,598	27.6%
Midwest	7,637	20.1%	7,693	20.1%
West	7,427	19.6%	7,472	19.5%
Southeast	7,067	18.6%	7,148	18.6%
Midwest	3,927	10.3%	3,997	10.4%
Non-United States	1,449	3.8%	1,458	3.8%
Total	$37,969	100.0%	$38,366	100.0%

The composition of our investments by geographic region of the United States as of December 31, 2012, at cost and fair value, is set forth in the table below (in thousands). The geographic composition is determined by the location of the portfolio company’s corporate headquarters.

	December 31, 2012
	Investments at Cost	Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Northeast	$4,158	25.8%	$4,149	25.7%
Southwest	750	4.7%	750	4.6%
West	2,896	18.0%	2,896	18.0%
Southeast	2,617	16.3%	2,645	16.4%
Midwest	5,660	35.2%	5,692	35.3%
Total	$16,081	100.0%	$16,132	100.0%

The following tables show the total investment portfolio composition of portfolio investments by industry at cost and fair value:

Cost:	September 30, 2013	December 31, 2012
IT Services	7.7%	12.3%
Textiles, Apparel, and Luxury Goods	7.1%	11.7%
Healthcare Providers and Services	5.2%	-
Environmental and Facilities Services	5.2%	-
Hotels, Restaurants, and Leisure	5.1%	-
Specialty Retail	5.1%	8.9%
Media	4.2%	-
Oil and Gas Storage and Transportation	3.9%	-
Software	3.8%	22.8%
Healthcare Facilities	2.6%	-
Human Resource and Employment Services	2.6%	-
Education	2.6%	-
IT Consulting and Other Services	2.6%	-
Healthcare Equipment and Supplies	2.6%	-
Communications Equipment	2.6%	-
Retail (Food and Beverage)	2.6%	-
Gas Equipment and Services	2.6%	-
Apparel, Accessories, and Luxury Goods	2.6%	-
Metals and Mining	2.6%	-
Publishing	2.6%	-
Pharmaceuticals	2.5%	-
Services and Leasing	2.5%
Capital Markets	2.5%	3.7%
Aerospace and Defense	2.4%	-
Utilities	2.4%	-
Advertising	2.2%	-
Diversified Consumer Services	2.0%	4.7%
Healthcare Services	2.0%	8.7%
Building Products	1.7%	4.4%
Internet and Catalog Retail	1.3%	-
Oil, Gas, and Consumable Fuels	1.3%	-
Entertainment and Leisure	1.3%	-
Construction and Engineering	-	13.5%
Energy Equipment and Services	-	4.7%
Chemicals	-	4.6%
Total	100.0%	100.0%

Fair Value:	September 30, 2013	December 31, 2012
IT Services	7.7%	12.3%
Textiles, Apparel, and Luxury Goods	7.1%	11.7%
Healthcare Providers and Services	5.2%	-
Environmental and Facilities Services	5.2%	-
Hotels, Restaurants, and Leisure	5.2%	-
Specialty Retail	5.0%	8.6%
Media	4.3%	-
Oil and Gas Storage and Transportation	4.0%	-
Software	3.9%	23.0%
Healthcare Facilities	2.6%	-
Human Resource and Employment Services	2.6%	-
Education	2.6%	-
IT Consulting and Other Services	2.6%	-
Communications Equipment	2.6%	-
Retail (Food and Beverage)	2.6%	-
Gas Equipment and Services	2.6%	-
Apparel, Accessories, and Luxury Goods	2.6%	-
Metals and Mining	2.6%	-
Healthcare Equipment and Supplies	2.5%	-
Publishing	2.5%	-
Pharmaceuticals	2.5%	-
Services and Leasing	2.5%
Capital Markets	2.5%	3.8%
Utilities	2.4%	-
Aerospace and Defense	2.3%	-
Advertising	2.2%	-
Diversified Consumer Services	2.0%	4.7%
Healthcare Services	2.0%	8.6%
Building Products	1.7%	4.4%
Internet and Catalog Retail	1.3%	-
Oil, Gas, and Consumable Fuels	1.3%	-
Entertainment and Leisure	1.3%	-
Construction and Engineering	-	13.6%
Energy Equipment and Services	-	4.7%
Chemicals	-	4.6%
Total	100.0%	100.0%

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

PORTFOLIO ASSET QUALITY

As of September 30, 2013, we owned a diversified portfolio of 41 companies representing a wide range of industries. We believe that this diversity adds to the structural protection of the portfolio, revenue sources, income, cash flows and dividends. The portfolio included the following:

▪	Debt investments in 39 private-placement portfolio companies with an aggregate fair value of approximately $36.9 million and a cost basis of approximately $36.5 million. The private placement portfolio had a weighted average annual effective yield of approximately 7.5% and 100% of the investments were secured by first priority liens. Further, 92% of the private placement investments contain variable rates, the majority of which have contractual minimum interest rates between 100 and 150 basis points.

▪	Debt investments in two LMM portfolio companies with an aggregate fair value and cost basis of approximately $1.5 million. The LMM investments had a weighted average annual effective yield of approximately 15.0% and 100% of the investments were secured by first priority liens.

▪	Overall, our investment portfolio had a weighted average effective yield of approximately 7.8%, and 100% of the investments were secured by first-priority liens.

100% of the portfolio was performing materially at or above our expectations. During the nine months ended September 30, 2013, we had one investment that experienced a technical default. Despite the technical default, there was no lapse in payment. As a remedy for the technical default, additional PIK was granted and warrants to purchase shares of common stock were issued. At the time of issuance and as of September 30, 2013, these warrants were deemed to have no value. As of September 30, 2013, we had executed a contract to sell our syndicated loan investment and associated warrants. As of the reporting date, the sale had not yet settled. For those investments in which S&P credit ratings are available, approximately 56% of the portfolio, the portfolio had a weighted average effective credit rating of B.

We utilize a rating system developed by our Sub-Adviser to rate the performance of each LMM portfolio company. The investment rating system takes into consideration various factors, including, but not limited to, each investment’s expected level of returns, collectability, comparisons to competitors and other industry participants, and the portfolio company’s future outlook. Investment Rating 1 represents a LMM portfolio company that is performing in a manner which significantly exceeds expectations. Investment Rating 2 represents a LMM portfolio company that, in general, is performing above expectations. Investment Rating 3 represents a LMM portfolio company that is generally performing in accordance with expectations and there is no indication of a decline in value. Investment Rating 4 represents a LMM portfolio company that is underperforming expectations, requiring increased monitoring and scrutiny by us. Investment Rating 5 represents a LMM portfolio company that is significantly underperforming, requiring heightened levels of monitoring and scrutiny by us and involves the recognition of significant unrealized depreciation on such investment. For investments with a 4 or 5 rating, there is significant doubt regarding our ability to fully recover the principal amount due. All new LMM portfolio investments receive an initial Investment Rating 3.

The following table shows the distribution of our LMM portfolio investments on the 1 to 5 investment rating scale at fair value as of September 30, 2013 and December 31, 2012 (dollars in thousands):

	September 30, 2013		December 31, 2012
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
1	$-	-	$1,436	33.2%
2	1,500	100.0%	1,500	34.6%
3	-	-	1,396	32.2%
4	-	-	-	-
5	-	-	-	-
Totals	$1,500	100.0%	$4,332	100.0%

Based upon our investment rating system, the weighted average rating of our LMM portfolio was approximately 2.0 as of September 30, 2013 and December 31, 2012.

DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS COMPARISONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND SEPTEMBER 30, 2012

Total Investment Income, Operating Expenses, Net Assets

For the three months ended September 30, 2013 and September 30, 2012, our total investment income was approximately $808,000 and $464,000, respectively, consisting predominately of interest income. As of September 30, 2013 the portfolio had a weighted average annual effective yield on investments of approximately 7.8% compared to 10.3% as of September 30, 2012 and our average investment portfolio for the three months ended September 30, 2013 was $34.1 million compared to $16.5 million for the three months ended September 30, 2012. The increase in interest income is primarily due to the growth in our total portfolio resulting from the investment of additional equity capital raised, and borrowings under our Credit Facility. Additionally, during the three months ended September 30, 2013, we recognized $54,000 of PIK interest income compared to zero for the same period in 2012. This increase is largely due to an investment which had a technical default during the period, resulting in additional PIK being earned. Subsequent to the event of default, we entered into an agreement to sell the investment, including the PIK, to a third party. As of September 30, 2013, the sale had not yet settled. We believe all amounts recorded as PIK interest income are collectable. We expect further increases in investment income in future periods due to (i) a growing base of portfolio company investments, and (ii) investments being held for the entire period relative to incremental net investment activity during each quarter.

For the three months ended September 30, 2013, expenses, net of base management fee, incentive fee and administrative services expenses waivers, were approximately $310,000 as compared to expenses of approximately $202,000 for the three months ended September 30, 2012. The increase in expenses is due primarily to an increase in interest expense of $39,000, an increase in professional fees expense of $29,000 and an increase in other general and administrative expense of $39,000. Interest expense increased due to an increase in the average borrowings during the period. Average borrowings were $12.3 million for the three months ended September 30, 2013 compared to $7.0 million for the three months ended September 30, 2012. Professional fees increased due to additional legal costs related to the share repurchase program and the application for exemptive relief. Other general and administrative expenses increased due to additional banking costs, trade costs and other costs associated with the increase in the overall portfolio size.

For the three months ended September 30, 2013, the net increase in net assets resulting from operations (gross of stockholder distributions declared) was approximately $748,000. The increase was attributable to net investment income of approximately $498,000 and unrealized appreciation on investments of approximately $250,000.

For the three months ended September 30, 2012, the net increase in net assets was approximately $307,000. The increase was primarily attributable to net investment income of approximately $262,000 and realized gains of approximately $12,000 and unrealized appreciation on investments of approximately $33,000.

RESULTS COMPARISONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND SEPTEMBER 30, 2012

Total Investment Income, Operating Expenses, Net Assets

For the nine months ended September 30, 2013 and September 30, 2012, our total investment income was approximately $1.8 million and $1.3 million, respectively, consisting predominately of interest income. As of September 30, 2013 the portfolio had a weighted average annual effective yield on investments of approximately 7.8% compared to 10.3% as of September 30, 2012 and our average investment portfolio for the nine months ended September 30, 2013 was $27.1 million compared to $16.4 million for the nine months ended September 30, 2012. The increase is primarily due to the growth in our total portfolio resulting from the investment of additional equity capital raised, and borrowings under our Credit Facility. Additionally, during the nine months ended September 30, 2013, we recognized $112,000 of PIK interest income compared to only $25,000 for the same period in 2012. This increase is largely due to an investment which had a technical default during the period, resulting in additional PIK being earned. Subsequent to the event of default, we entered into an agreement to sell the investment, including the PIK, to a third party. As of September 30, 2013, the sale had not yet settled. We believe all amounts recorded as PIK interest income are collectable. We expect further increases in investment income in future periods due to (i) a growing base of portfolio company investments, and (ii) investments being held for the entire period relative to incremental net investment activity during each quarter.

For the nine months ended September 30, 2013, expenses, net of base management fee, incentive fee and administrative services expenses waivers, were approximately $863,000 as compared to expenses of approximately $417,000 for the nine months ended September 30, 2012. The increase in expenses is due primarily to an increase in interest expense of $38,000, an increase in professional fees expense of $200,000, an increase in insurance expense of $78,000 and an increase in other general and administrative expense of $130,000. Interest expense increased due to an increase in the average borrowings during the period. Average borrowings were $9.0 million for the nine months ended September 30, 2013 compared to $7.3 million for the nine months ended September 30, 2012. The remaining increase in expenses is primarily to due to the expense of operating a public company including legal and audit costs, director fees, and director and officer insurance. Our registration statement was declared effective on June 4, 2012. We were a public company for four months during the nine months ended September 30, 2012 compared with the full period for the nine months ended September 30, 2013.

For the nine months ended September 30, 2013, the net increase in net assets resulting from operations (gross of stockholder distributions declared) was approximately $1.3 million. The increase was attributable to net investment income of approximately $896,000, realized gains of $4,000 and unrealized appreciation on investments of approximately $388,000.

For the nine months ended September 30, 2012, the net increase in net assets (gross of stockholder distributions declared) was approximately $1.1 million. The increase was attributable to net investment income of approximately $871,000, realized gains of $12,000 and unrealized appreciation on investments of approximately $187,000.

Liquidity and Capital Resources

Cash Flows

For the nine months ended September 30, 2013, we experienced a net increase in cash of approximately $86,000. During this period, we generated approximately $20.9 million from our financing activities which consisted of $17.4 million in net Offering proceeds received, a net increase in our notes payable of $4.3 million, reduced by payment of cash distributions of approximately $781,000. Additionally, we used approximately $20.8 million of cash in our operating activities primarily as a result of the purchase of $31.2 million in portfolio debt investments offset by receipts of $8.0 million from the sale and repayment of principal amounts from existing portfolio investments. Further, we collected $932,000 from Main Street related to the repayment of a portfolio investment that was serviced by Main Street.

For the nine months ended September 30, 2012, we experienced a net decrease in cash of approximately $415,000. During this period, we used approximately $1.4 million from our financing activities including the payment of distributions of $799,000, the net reduction in notes payable of $500,000 and the payment of deferred financing costs of $248,000. Additionally, we generated approximately $1.0 million of cash in our operating activities primarily as a result of the net increase in net assets resulting from operations of $1.1 million and the purchase of $7.2 million in portfolio debt investments offset by receipts of $7.3 million from the sale and repayment of principal amounts from existing portfolio investments.

Stockholder Distributions

The following table reflects the cash distributions per share that we declared on our common stock during the nine months ended September 30, 2013 (in thousands except per share amounts).

	Distributions
For the Period Ended	Per Share	Amount
Three months ended September 30, 2013	$0.17	$513
Three months ended June 30, 2013	$0.18	$356
Three months ended March 31, 2013	$0.17	$243

The following table reflects the cash distributions that we declared during the nine months ended September 30, 2012 (in thousands except per share/unit amounts).

	Distributions
For the Period Ended	Per Share, Per Unit	Amount
Three months ended September 30, 2012	$0.18	$199
One month ended June 30, 2012	$0.06	$65
Five months ended May 31, 2012	$0.53	$600

On September 27, 2013, with the authorization of our board of directors, we declared distributions to its stockholders for the period of October 1, 2013 through December 31, 2013. These distributions have been, or will be, calculated based on stockholders of record each day from October 1, 2013 through December 31, 2013 in an amount equal to $0.00191781 per share, per day (which represents an annualized distribution yield of 7.0% based on the Company's current public offering price of $10.00 per share, if it were maintained everyday for a twelve-month period). Distributions are paid on the first business day following the completion of each month to which they relate.

The following table reflects the stock dividend per share that we have declared on our common stock from inception through September 30, 2013:

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

We may fund our cash distributions from all sources of funds available, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to it on account of preferred and common equity investments in portfolio companies and fee waivers from our Advisers. We have not established limits on the amount of funds that we may use from available sources to make distributions. We expect that for the foreseeable future, a portion of the distributions paid will be possible as a result of the Conditional Fee Waiver Agreement with our Advisers, which fee waivers may be subject to repayment by us upon the approval of our board of directors, if at all, within three years from the date that each respective fee waiver was made. The Conditional Fee Waiver Agreement allows the Advisers to waive fees upon the occurrence of any event, in the Advisers’ sole discretion, including, but neither limited to nor automatically triggered by, our estimate that a distribution declared and payable to our stockholders during the fee waiver period represents, or would represent when paid, a return of capital for U.S. federal income tax purposes. Notwithstanding the Conditional Fee Waiver Agreement, the Company may still have distributions which could be characterized as a return of capital for tax purposes. Moreover, the Advisers have no obligation to waive fees pursuant to the Conditional Fee Waiver Agreement, and if the Advisers choose not to waive the fees, our ability to pay distributions or our liquidity generally could be adversely affected. For the distributions declared during the nine months ended September 30, 2013, 42% of the distributions were funded by fee waivers pursuant to the Conditional Fee Waiver Agreement.

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

Capital Resources

As of September 30, 2013, we had approximately $1.9 million in cash and our net asset value totaled approximately $29.6 million, equating to $8.91 per share. We believe our current cash flows from operations, future availability under our Credit Facility and the proceeds from the Offering are sufficient to allow us to meet our liquidity needs for both the near and longer term, to continue operations, satisfy our contractual obligations and pay distributions to our stockholders.

On May 24, 2012, HMS Income LLC entered into the Credit Facility with Capital One and immediately borrowed $7 million under the Credit Facility. We became the borrower under the Credit Facility as a result of the Merger Transaction. The Credit Facility has an accordion provision allowing increases in borrowing of up to $60 million, for a total facility of up to $75 million, subject to certain conditions. The proceeds from the initial borrowing under the Credit Facility and working capital were used to repay the outstanding balance on the Main Street Facility, which had an outstanding balance of $7.5 million at the time of repayment. Borrowings under the Credit Facility bear interest, subject to our election, on a per annum basis equal to (i) the applicable LIBOR rate plus 2.75% or (ii) the base rate plus 1.5%. The base rate is defined as the higher of (a) the prime rate or (b) the Federal Funds Rate (as defined in the credit agreement) plus 0.5%. As of September 30, 2013, we exercised our LIBOR election, thus setting a rate of 3.0%. Borrowings under the Credit Facility are secured by all of our assets as well as all of the assets, and a pledge of equity ownership interests, of any of our future subsidiaries, which would be joined as guarantors. The credit agreement for the Credit Facility contains affirmative and negative covenants usual and customary for leveraged financings, including, but not limited to: (i) maintaining an interest coverage ratio of at least 2.25 to 1.0 (ii) maintaining an asset coverage ratio of at least 2.0 to 1.0 and (iii) maintaining a minimum adjusted tangible net worth of at least 80% of our adjusted tangible net worth on the closing date of the Credit Facility. For the twelve months ended September 30, 2013, our interest coverage ratio was 4.3 to 1 and as of September 30, 2013, our asset coverage ratio was 3.6 to 1, and our tangible net worth was approximately 101% of the our adjusted tangible net worth on the closing date of the Credit Facility. Additionally, we must provide information to Capital One on a regular basis, preserve our corporate existence, comply with applicable laws, including the 1940 Act, pay obligations when they become due, and invest the proceeds of the Offering in accordance with our investment objectives and strategies. Further, the credit agreement contains usual and customary default provisions including, without limitation: (i) a default in the payment of interest and principal; (ii) our insolvency or bankruptcy; (iii) a material adverse change in our business; or (iv) breach of any covenant, representation or warranty in the credit agreement or other credit documents and failure to cure such breach within defined periods. As of September 30, 2013, we are not aware of any instances of noncompliance with covenants related to the credit agreement. The maturity date of the Credit Facility is May 24, 2015, and we have two, one-year extension options. On August 16, 2013, we expanded the available capacity under the Credit Facility from $15 million to $25 million. With the amendment to expand the Credit Facility, certain restrictions were added including requirements that we (i) notify the administrative agent of the occurrence of certain events relating to the Adviser or certain breaches under the Advisory Agreement and (ii) seek written approval from the administrative agent prior to entering into any material amendment, waiver or other modification of any provision of the Advisory Agreement. Additionally, the amendment includes as an event of default under the Credit Facility our failure to cause the Adviser to comply with all terms and conditions of the control agreement between the Company, our custodian and the administrative agent and any other custodial agreement

During the nine months ended September 30, 2013, we raised gross proceeds of approximately $20.0 million from the Offering including proceeds from the distribution reinvestment plan of $221,000, and we made payments of approximately $1.8 million for selling commissions and dealer manager fees. We also paid $322,000 of Offering costs related to the Offering.

We anticipate that we will continue to fund our investment activities through existing cash, capital raised from our Offering, and borrowings on our Credit Facility. Our primary uses of funds in both the short-term and long-term will be investments in portfolio companies, operating expenses and cash distributions to holders of our common stock.

In addition, as a BDC, we generally are required to meet a coverage ratio of total assets to total senior securities, which include borrowings and any preferred stock we may issue in the future, of at least 200%. Stated differently, the amount outstanding under our Credit Facility as a percentage of our total assets cannot exceed 50%. As of September 30, 2013 and December 31, 2012, this percentage was 25% and 32%, respectively. This requirement limits the amount that we may borrow. As of September 30, 2013, we had capacity under our Credit Facility of $13.7 million, however considering the aforementioned restriction we only have the ability to borrow an additional $11.6 million.

Although we have been able to secure access to potential additional liquidity, through proceeds from the Offering and also by entering into the Credit Facility, there is no assurance that equity or debt capital will be available to us in the future on favorable terms, or at all.

Related-Party Transactions and Agreements

We have entered into agreements with the Adviser, the Sub-Adviser, and the Dealer Manager, whereby we pay certain fees and reimbursements to these entities. These include payments to the Dealer Manager for selling commissions and the Dealer Manager fees and payments to our Adviser and Sub-Adviser for reimbursement of Offering costs. In addition, we make payments for certain services that include, but are not limited to, the identification, execution, and management of our investments and also the management of our day-to-day operations provided to us by our Adviser and Sub-Adviser, pursuant to various agreements that we have entered into, including the Advisory Agreement, the Sub-Advisory Agreement and the Conditional Fee Waiver Agreement. See Note 9 to the financial statements included elsewhere in this Report for additional information regarding related party transactions

Contractual Obligations

See Note 9 to the financial statements included elsewhere in this Report for additional information regarding certain of our contractual obligations.

As of September 30, 2013, we had $11.3 million in borrowings outstanding under the Credit Facility. Unless extended, the Credit Facility will mature on May 24, 2015. We have two, one-year extension options that, if exercised, would permit us to extend the maturity to May 24, 2017. See above for a description of the Credit Facility.

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings at September 30, 2013 is as follows:

	Payments Due By Period (dollars in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Credit Facility(1)	$11,300	$—	$11,300	$—	$—

(1)	At September 30, 2013, $13.7 million remained available under our Credit Facility.

Off-Balance Sheet Arrangements

As of September 30, 2013, we had no off-balance sheet arrangements.

Recent Developments and Subsequent Events

On November 11, 2013, we entered into an Expense Support and Conditional Reimbursement Agreement (the “Reimbursement Agreement”) with the Adviser.  Under the Reimbursement Agreement, until December 31, 2013 or a prior date mutually agreed to by both parties, the Adviser will pay to us up to 100% of our operating expenses (the “Expense Support Payment”).  Operating expenses are defined as 2013 third party operating costs and expenses incurred by the Company under generally accepted accounting principles for investment management companies.  Any Expense Support Payments paid by the Adviser are subject to conditional reimbursement by us upon a determination by our board of directors that we have achieved a reasonable level of expenses relative to its investment income.  Any repayment of Expense Support Payments will be made within a period not to exceed three years from the date each respective Expense Support Payment is determined.  The Reimbursement Agreement may be terminated by us at any time, and shall automatically terminate upon termination of the Advisory Agreement dated as of May 31, 2012 between us and the Adviser, or upon liquidation or dissolution of us.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, in particular changes in interest rates. Changes in interest rates may affect our interest income from portfolio investments, the fair value of our fixed income investments, and our cost of funding.

Our interest income will be affected by changes in various interest rates, including LIBOR and prime rates, to the extent any of our debt investments include floating interest rates. As of September 30, 2013, approximately 88% of our portfolio investments (based on cost) contained floating interest rates, the majority of which had index floors between 100 and 150 basis points. Assuming no changes to our investment portfolio and taking into account the interest rate floors, a 1% upward or downward change in interest rates over the next twelve months would increase or decrease our interest income from debt investments by approximately $7,000.

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

Because we borrow money to make investments, our net investment income is partially dependent upon the difference between the interest rate at which we invest borrowed funds and the interest rate at which we borrow funds. In periods of rising interest rates and when we have borrowed capital with floating interest rates, then our interest expense would increase, which could increase our financing costs and reduce our net investment income, especially to the extent we hold fixed-rate debt investments. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. Pursuant to the terms of the Credit Facility which we maintain with Capital One, as of September 30, 2013, we had borrowed at a floating rate of LIBOR plus 2.75%. Therefore, given our current level of borrowing of $11.3 million, a 1% upward change in interest rates for the next twelve months would increase our interest expense by approximately $113,000. Also, at September 30, 2013, one month LIBOR was approximately 0.20%; therefore, a 0.20% decrease in interest rates would result in a decrease in interest expense of $20,000.

If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. As of September 30, 2013, we had not entered into any interest rate hedging arrangements.

Item 4. Controls and Procedures.

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of September 30, 2013, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit No.	Description

3.1	Articles of Amendment and Restatement (filed as Exhibit (a)(2) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-178548), filed on May 31, 2012 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.2 to the Annual Report on Form 10-K, filed on March 27, 2013 and incorporated herein by reference).

4.1	Form of Subscription Agreement (filed as Appendix A to the Registrant’s final prospectus dated May 14, 2013 filed pursuant to Rule 497 (File No. 333-178548), filed on May 16, 2013 and incorporated herein by reference).

10.1	Second Amendment to Amended and Restated Conditional Fee Waiver Agreement (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on June 28, 2013 and incorporated herein by reference).

10.2	First Amendment to the Credit Agreement between HMS Income Fund, Inc. and Capital One, National Association dated August 16, 2013 (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on August 22, 2013 and incorporated herein by reference).

10.3	Expense Support and Conditional Reimbursement Agreement dated as of November 11, 2013 between HMS Income Fund, Inc. and HMS Adviser LP (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on November 12, 2013 and incorporated herein by reference).

31.1	Certification of Chief Executive Officer of the Registrant, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

31.2	Certification of Chief Financial Officer of the Registrant, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HMS INCOME FUND, INC.

Date: November 13, 2013	By:	/s/ SHERRI W. SCHUGART
Sherri W. Schugart
President and Chief Executive Officer

Date: November 13, 2013	By:	/s/ RYAN T. SIMS
Ryan T. Sims
Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Amendment and Restatement (filed as Exhibit (a)(2) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-178548), filed on May 31, 2012 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.2 to the Annual Report on Form 10-K, filed on March 27, 2013 and incorporated herein by reference).

4.1	Form of Subscription Agreement (filed as Appendix A to the Registrant’s final prospectus dated May 14, 2013 filed pursuant to Rule 497 (File No. 333-178548), filed on May 16, 2013 and incorporated herein by reference).

10.1	Second Amendment to Amended and Restated Conditional Fee Waiver Agreement (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on June 28, 2013 and incorporated herein by reference).

10.2	First Amendment to the Credit Agreement between HMS Income Fund, Inc. and Capital One, National Association dated August 16, 2013 (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on August 22, 2013 and incorporated herein by reference).

10.3	Expense Support and Conditional Reimbursement Agreement dated as of November 11, 2013 between HMS Income Fund, Inc. and HMS Adviser LP (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on November 12, 2013 and incorporated herein by reference).

31.1	Certification of Chief Executive Officer of the Registrant, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

31.2	Certification of Chief Financial Officer of the Registrant, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith).

