Form 10-K
period 2013-12-31
HMS INCOME FUND, INC.
filed 2014-03-07
CIK 1535778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

As of February 28, 2014, there were 8,193,904 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement relating to the Registrant’s 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Registrant’s fiscal year, are incorporated by reference in Part III of this annual report on Form 10-K as indicated herein.

PART I

Special Note Regarding Forward-Looking Statements

Statements in this Annual Report on Form 10-K (this "Form 10-K") that are not historical facts (including any statements concerning investment objectives, economic updates, other plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto) are forward-looking statements. These statements are only predictions. We caution that forward-looking statements are not guarantees. Actual events or our investments and results of operations could differ materially from those expressed or implied in the forward-looking statements. Forward-looking statements are typically identified by the use of terms such as “may,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology.

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

Item 1.  Business

Organization

HMS Income Fund, Inc. (the “Company”) was formed as a Maryland corporation on November 28, 2011 under the General Corporation Law of the State of Maryland. The Company is an externally managed, non-diversified closed-end investment company that has elected to be treated as a business development company (“BDC”), under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company has elected to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company’s primary investment objective is to generate current income through debt and equity investments. A secondary objective of the Company is to generate long-term capital appreciation through such investments. On December 16, 2011, the Company filed a registration statement on Form N-2, as amended (File No. 333-178548) (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”) to register for sale, on an ongoing basis, of up to $1.5 billion of shares of common stock (150 million shares at an initial offering price of $10.00 per share) (the “Offering”). Except as with respect to minimum offering requirements set by securities regulators of certain states, there is no minimum number of shares of common stock required to be sold in the Offering.

The business of the Company is managed by HMS Adviser LP (the “Adviser”), a Texas limited partnership and affiliate of Hines Interests Limited Partnership (“Hines”), pursuant to an Investment Advisory and Administrative Services Agreement dated May 31, 2012, as amended (the “Advisory Agreement”). On May 31, 2012, the Company and the Adviser also retained Main Street Capital Corporation (“Main Street”), a New York Stock Exchange listed BDC, as the Company’s investment sub-adviser under the Investment Advisers Act of 1940, as amended (the "Advisers Act"), pursuant to an Investment Sub-Advisory Agreement (the “Sub-Advisory Agreement”) to identify, evaluate, negotiate and structure prospective investments, make investment and portfolio management recommendations for approval by the Adviser, monitor the Company’s investment portfolio and provide certain ongoing administrative services to the Adviser. Main Street obtained a no-action letter from the SEC in November 2013 that permitted it to assign investment sub-adviser duties under the Sub-Advisory Agreement to MSC Adviser I, LLC (“MSC Adviser”), a wholly owned subsidiary of Main Street, and Main Street assigned such duties, and the Sub-Advisory Agreement was amended to reflect such change on December 31, 2013. The term “Sub-Adviser,” as used herein, refers to Main Street until December 31, 2013 and MSC Adviser thereafter. The Adviser and Sub-Adviser are collectively referred to herein as the “Advisers.” Upon the execution of the Sub-Advisory Agreement, Main Street became an affiliate of the Company. The Company has engaged Hines Securities, Inc. (the “Dealer Manager”), an affiliate of the Adviser, to serve as the dealer manager for the Offering. The Dealer Manager is responsible for marketing the Company’s shares of common stock being offered pursuant to the Offering.

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

The SEC declared the Registration Statement effective on June 4, 2012, and the Offering commenced shortly thereafter. The Company filed a post-effective amendment on March 28, 2013 for purposes of updating the Registration Statement under Section 10(a)(3) of the Securities Act of 1933, as amended, which the SEC declared effective on May 14, 2013. As of December 31, 2013, the Company had raised approximately $42.1 million, including proceeds from the distribution reinvestment plan of approximately $435,000. See Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Use of Proceeds from Registered Securities” for current information on the progress of our Offering.

We refer to HMS Income Fund, Inc. as the “Company,” and the use of “we,” “our,” “us” or similar pronouns in this annual report refers to HMS Income Fund, Inc. or the Company as required by the context in which such pronoun is used.

Employees

We do not have any direct employees, and our day-to-day investment operations are managed by our Adviser, which is also acting as our administrator. Our executive officers consist of a president and chief executive officer and a chief financial officer and secretary, both of whom are employees of Hines.

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

In addition, we have debt investments in lower middle market (“LMM”) companies, which we define as companies with annual revenues generally between $10 million and $150 million. Our LMM debt investments generally have terms of three to seven years, with limited required amortization prior to maturity, and provide for monthly or quarterly payment of interest at fixed interest rates. We typically structure our LMM debt investments with the maximum seniority and collateral that we can reasonably obtain while seeking to achieve our total return target. In most cases, our LMM debt investment will be collateralized by a first priority lien on substantially all the assets of the portfolio company. In addition to our LMM debt investment strategy, we opportunistically pursue investments in privately placed debt securities. This private placement investment portfolio primarily consists of direct or secondary private placements of interest-bearing securities in companies that are generally larger in size than the LMM companies included in our investment portfolio. The private placement investments generally have floating interest rates at the London Interbank Offered Rate (“LIBOR”) plus a premium and subject to LIBOR floors and an average term of five to seven years.

As of December 31, 2013, we had 64 debt investments in 62 private placement portfolio companies with an aggregate fair value of approximately $65.4 million and a total cost basis of approximately $64.9 million. Our private placement portfolio investments generally range in size from $500,000 to $2 million, and have a weighted average annual effective yield of approximately 7.3%. All of our private placement portfolio investments were debt investments, and 96% were secured by first priority liens as of December 31, 2013.

In addition to our private placement investments as of December 31, 2013, we had debt investments in two LMM portfolio companies with an aggregate fair value of approximately $1.5 million, and a total cost basis of approximately $1.5 million. As of December 31, 2013, our LMM investments had a weighted average annual effective yield of approximately 15.0% and were secured by first priority liens on the assets of our LMM portfolio companies as of December 31, 2013.

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

As a BDC, we are subject to certain regulatory restrictions in making our investments. For example, we will not be permitted to co-invest with our Advisers or their affiliates in certain transactions originated by our Advisers or their affiliates unless we obtain an exemptive order from the SEC. We have applied for such an exemptive order. If granted, the exemptive relief would allow us, on one hand, and Main Street on the other hand, to co-invest in the same investment opportunities where such investment would otherwise be prohibited under Section 57(a)(4) of the 1940 Act. If the application for exemptive relief is granted, we expect that under the co-investment program, co-investments between the Company and Main Street would be the norm, rather than the exception, as substantially all potential co-investments that are appropriate investments for the Company should also be appropriate investments for Main Street, and vice versa, with limited exceptions based on available capital, diversification and other relevant factors. Accordingly, our Sub-Adviser would treat every potential investment in customized LMM securities evaluated by Main Street as a potential co-investment transaction, and would provide to our Adviser, in advance, information about each transaction, and would propose an allocation between Main Street and the Company of each such transaction. The proposed allocation to the Company may be 0%, 100% or anything in between, subject to the approval requirements by the independent directors of the Company’s board of directors and Main Street’s board of directors with respect to each co-investment transaction.

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

Business Strategy

Our primary investment objective is to generate current income through debt and equity investments. A secondary objective is to generate long-term capital appreciation through such investments. We anticipate that during the Offering period we will invest largely in over-the-counter debt securities and customized debt and equity investments in LMM companies. We have adopted the following business strategy to achieve our investment objective:

•
Utilize the experience and expertise of the principals of our Sub-Adviser and Adviser. Main Street is an internally managed BDC whose shares are listed on the New York Stock Exchange. Main Street’s primary investment focus is providing customized debt and equity financing to LMM companies and debt capital to middle market companies that operate in diverse industry sectors. At December 31, 2013, Main Street had debt and equity investments with an aggregate fair value of $1.3 billion in 175 portfolio companies. Our Adviser’s senior management team, through affiliates of Hines, has participated in the management of two publicly offered and non-traded real estate investment trusts and has extensive experience in evaluating and underwriting the credit of tenants, many of which are LMM companies, of its commercial real estate properties. The principals of our Adviser, namely Sherri W. Schugart, our chairperson, chief executive officer and president, and Ryan T. Sims, our chief financial officer and secretary, have access to a broad network of relationships with financial sponsors, commercial and investment banks, LMM companies and leaders within a number of industries that we believe will produce significant investment opportunities.

•
Focus on middle market companies with stable cash flow. We believe that there are relatively few finance companies focused on transactions involving middle market companies, and this is one factor that allows us to negotiate favorable investment terms. Such favorable terms include higher debt yields and lower leverage levels, more significant covenant protection and greater equity participation than typical of transactions involving larger companies. We generally will invest in established companies with positive cash flow. We generally will not invest in startups with speculative business plans. We believe that established companies possess better risk-adjusted return profiles than newer companies that are building management or in early stages of building a revenue base. These middle market companies represent a significant portion of the U.S. economy and often require substantial capital investment to grow their businesses.

•
Employ disciplined underwriting policies and rigorous portfolio management. We employ an extensive underwriting process that includes a review of the prospects, competitive position, financial performance and industry dynamics of each potential portfolio company. In addition, we perform substantial due diligence on potential investments and seek to invest with management teams and/or private equity sponsors who have proven capabilities in building value. Through our Advisers, we offer managerial assistance to our portfolio companies, giving them access to our investment experience, direct industry expertise and contacts, and allowing us to continually monitor their progress. As part of the monitoring process, our Advisers analyze monthly and quarterly financial statements versus the previous periods and year, review financial projections, meet with management, attend board meetings and review all compliance certificates and covenants.

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

INVESTMENT PROCESS

Deal Origination

Over the years, we believe the management team of Main Street, who controls our Sub-Adviser, and the affiliates of Hines have developed and maintained a strong reputation as principal investors and an extensive network of relationships. As part of operating a New York Stock Exchange-listed BDC, Main Street sources investments of the type we expect to make on a day-to-day basis. Main Street has business development professionals dedicated to sourcing investments through relationships with numerous loan syndication and trading desks, investment banks, private equity sponsors, business brokers, merger and acquisition advisors, finance companies, commercial banks, law firms and accountants. Moreover, through its over 50 years of experience in leasing commercial real estate on a global basis, Hines has developed relationships with a large number of middle market companies that are a potential source of middle market investment opportunities. We expect our Adviser to have continuous access to Main Street’s professional team due to the Sub-Adviser’s engagement as our sub-adviser.

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

•
Companies with exit alternative/refinancing. We generally exit from most debt investments through the portfolio company’s repayment of the debt to us or successful refinancing with another debt provider. We may exit our equity positions by selling the equity back to the portfolio company or to another party if the company undergoes a transaction such as a merger or an acquisition. We typically assist our portfolio companies in developing and planning refinancing or exit opportunities, including any sale or merger of our portfolio companies. We may also assist in the structure, timing, execution and transition of the exit strategy or refinancing.

Except as restricted by the 1940 Act or the Code, we deem all of our investment policies to be non-fundamental, which means that they may be changed by our board of directors without stockholder approval.

Intensive Credit Analysis / Due Diligence

The process through which our Advisers make an investment decision with respect to a customized financing transaction in the lower middle market involves extensive research into the target company, its industry, its growth prospects and its ability to withstand adverse conditions. If the senior investment professional responsible for the transaction determines that an investment opportunity should be pursued, we will engage in an intensive due diligence process. Though each transaction will involve a somewhat different approach, the regular due diligence steps generally to be undertaken include:

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

For the majority of over-the-counter debt securities available on the secondary market, our Advisers conduct and continuously maintain a comprehensive credit analysis, the results of which are available for the transaction team to review. Our due diligence process with respect to over-the-counter debt securities is necessarily less intensive than that followed for customized financings. The issuers in these private debt placements tend to be rated and have placement agents who accumulate a certain level of due diligence information prior to placing the securities. Moreover, these private placements generally have much shorter timetables for making investment decisions.

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

Exit Strategies/Refinancing

While we generally exit most investments through the refinancing or repayment of our debt, our Advisers typically assist our LMM portfolio companies in developing and planning exit opportunities, including any sale or merger of our portfolio companies. The Advisers may also assist in the structure, timing, execution and transition of the exit strategy. The refinancing or repayment of private placement debt investments typically does not require our assistance due to the additional resources available to these larger, middle market companies.

Determination of Net Asset Value

As a BDC, we are required to determine the net asset value of our investment portfolio on a quarterly basis. Securities that are publicly traded are valued at the midpoint between the bid-ask spread on the valuation date. Securities that are not publicly traded are valued at fair value as determined in good faith by our board of directors. In connection with that determination, valuations are prepared using relevant inputs, including, but not limited to, indicative dealer quotes, values of like securities, the most recent portfolio company financial statements and forecasts. Our board of directors obtains extensive input from our Advisers, as well as valuation analyses from third party valuation services, on which our board of directors relies in determining the fair value of securities that have no trading market.

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

Additionally, we invest in illiquid securities issued by private LMM companies. Our investments in LMM portfolio companies may be subject to restrictions on resale and will generally have no established trading market or generally have established markets that are inactive. We determine in good faith the fair value of our portfolio investments pursuant to a valuation policy in accordance with ASC 820. We review external events, including private mergers, sales and acquisitions involving comparable companies, and include these events in the valuation process.  Our valuation policy and process are intended to provide a consistent basis for determining the fair value of our investment portfolio.

For LMM investments, market quotations are generally not readily available. We use the income approach to value our debt investments. We determine fair value primarily using a yield to maturity approach that analyzes the discounted cash flows of interest and principal for the debt security, as set forth in the associated loan agreements, as well as the financial position and credit risk of each of these portfolio investments. Our estimate of the expected repayment date of a debt security is generally the legal repayment date of the instrument, as we generally intend to hold our loans to repayment. The yield to maturity analysis considers changes in leverage levels, credit quality, portfolio company performance and other factors. We use the value determined by the yield to maturity analysis as the fair value for that security. However, it is our position that assuming a borrower is outperforming underwriting expectations and because these respective investments do not contain prepayment penalties, the borrower would most likely prepay or refinance the borrowing at a lower rate. Therefore, we do not believe that a market participant would pay a premium for the investment. Also, because of our general intent to hold loans to repayment, we generally do not believe that the fair value of the investment should be adjusted in excess of the face amount. However, adjustments to investment values will be made for declines in fair value due to market changes or credit deterioration.

We currently invest a substantial portion of our available capital in private placement investments that are generally larger in size than LMM investments. This trend will continue until we obtain exemptive relief from the SEC to co-invest in LMM investments with Main Street. Private placement investments generally have established markets that are not active; however, market quotations are generally readily available. For these private placement investments, we primarily use observable inputs, such as third party quotes or other independent pricing of identical or similar assets in non-active markets, to determine the fair value of those investments.

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

Determinations in Connection With Offerings

Since our initial closing, we have sold our shares of common stock on a continuous basis at an initial offering price of $10 per share. However, to the extent that our net asset value per share increases, we will sell our shares of common stock at a price necessary to ensure that shares of common stock are not sold at a price per share, after deduction of selling commissions and dealer manager fees, that is below our net asset value per share. In the event of a material decline which we deem to be non-temporary in our net asset value per share that results in a 5% decrease of our net asset value per share below our then-current net offering price, and subject to certain conditions, we will reduce our offering price accordingly.

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

As a BDC, we have co-invested alongside our Sub-Adviser and/or its affiliates only in accordance with existing regulatory guidance. These co-investments have been in syndicated deals and secondary loan market transactions where price is the only negotiated point. Without an exemptive order from the SEC, we are not permitted to make an investment or co-investment in any portfolio company which our Adviser, Sub-Adviser or any of their affiliates has originated.

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

Other

As a BDC, we are subject to periodic examinations by the SEC for compliance with the 1940 Act. We are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to us or our stockholders arising from misconduct, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

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

Investment Adviser Regulations

Our Advisers are subject to regulation under the Advisers Act. The Advisers Act establishes, among other things, recordkeeping and reporting requirements, disclosure requirements, limitations on transactions between the adviser’s account and an advisory client’s account, limitations on transactions between the accounts of advisory clients, and general anti-fraud prohibitions. We and our Advisers may also be examined by the SEC from time to time for compliance with the Advisers Act.

Taxation as a Regulated Investment Company

We have elected to be treated for federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Code. As a RIC, we generally do not have to pay corporate-level federal income taxes on any income that we distribute to our stockholders as dividends. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to obtain RIC tax treatment, we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our net investment income plus the excess of realized net short-term capital gains over realized net long-term capital losses (the “Annual Distribution Requirement”).

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

a.
at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and

b.
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

Beginning in the third quarter of 2007, global credit and other financial markets suffered substantial stress, volatility, illiquidity and disruption. These forces reached extraordinary levels in late 2008, resulting in the bankruptcy of, the acquisition of, or government intervention in the affairs of several major domestic and international financial institutions. In particular, the financial services sector was negatively impacted by significant write-offs as the value of the assets held by financial firms declined, impairing their capital positions and abilities to lend and invest. We believe that such value declines were exacerbated by widespread forced liquidations as leveraged holders of financial assets, faced with declining prices, were compelled to sell to meet margin requirements and maintain compliance with applicable capital standards. Such forced liquidations also impaired or eliminated many investors and investment vehicles, leading to a decline in the supply of capital for investment and depressed pricing levels for many assets. These events significantly diminished overall confidence in the debt and equity markets, engendered unprecedented declines in the values of certain assets, and caused extreme economic uncertainty. Economic activity remains subdued as unemployment rates remain high. Despite this, corporate interest rate risk premiums, otherwise known as credit spreads, have declined significantly. However, deterioration of U.S. or global economic and market conditions in the future could negatively impact credit spreads as well as our ability to obtain financing, particularly in debt markets. Future financial market uncertainty could have a material adverse impact on the value of our investments.

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

Any distributions we make to our stockholders will be paid out of assets legally available for distribution. We may fund our cash distributions from any sources of funds available, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies, fee waivers from our Advisers and expense support payments from our Adviser. We cannot assure you that we will achieve investment results that will allow us to make a targeted level of distributions or year−to−year increases in distributions. Our ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described in this annual report on Form 10-K. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC can limit our ability to pay distributions. All distributions will be paid at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our RIC status, compliance with applicable BDC regulations and such other factors as our board of directors may deem relevant from time to time. We cannot assure you that we will pay distributions to our stockholders in the future.

To the extent that we pay any distributions from the proceeds of the Offering or from borrowings in anticipation of future cash flow, this may constitute a return of your capital and will lower your tax basis in your shares. Distributions from the proceeds of the Offering or from borrowings also could reduce the amount of capital we ultimately invest in debt and equity interests of portfolio companies. We have not established any limit on the extent to which we may use borrowings, if any, or proceeds from the Offering to fund distributions (which may reduce the amount of capital we ultimately invest in assets). There can be no assurance that we will be able to sustain distributions at any particular level or at all. Our Adviser has agreed to waive management and incentive fees, for a period from June 4, 2012 to December 31, 2014, to the extent required to avoid distributions that are estimated to represent a return of capital for U.S. federal income tax purposes during such period. Our Sub-Adviser waived management and incentive fees from June 4, 2012 to December 31, 2013.

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

We compete for investments with other BDCs and investment funds (including private equity funds and mezzanine funds), as well as traditional financial services companies such as commercial banks and other sources of funding. Moreover, alternative investment vehicles, such as hedge funds, also make investments in middle market private U.S. companies. As a result, competition for investment opportunities in private U.S. companies may intensify. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do. We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. If we are forced to match our competitors’ pricing, terms and structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant part of our competitive advantage stems from the fact that the market for investments in private U.S. companies is under served by traditional commercial banks and other financial sources. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms. Furthermore, many of our competitors may have greater experience operating under, or are not subject to, the regulatory restrictions under the 1940 Act that are imposed on us as a BDC.

A significant portion of our investment portfolio is and will continue to be recorded at fair value as determined in good faith by our board of directors and, as a result, there is and will be uncertainty as to the ultimate market value of our portfolio investments.

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value, as determined in good faith by our board of directors. However, the majority of our investments are not publicly traded or actively traded on a secondary market and, instead, are traded on a privately negotiated over-the-counter secondary market for institutional investors. As a result, we value these securities at fair value as determined in good faith by our board of directors.

The determination of fair value, and thus the amount of unrealized gains and losses we may incur in any year, is subjective, and our Advisers may have a conflict of interest in making the determination. We value these securities at fair value as determined in good faith by our board of directors based on input from our Advisers, any third-party independent valuation firm retained by our board of directors, and our audit committee. Certain factors that may be considered in determining the fair value of our investments include dealer quotes for securities traded on the secondary market for institutional investors, the nature and realizable value of any collateral, the portfolio company’s earnings and its ability to make payments on its indebtedness, the markets in which the portfolio company does business, comparison to comparable publicly-traded companies, discounted cash flow and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Due to this uncertainty, our fair value determinations may cause our net asset value on a given date to materially understate or overstate the value that we may ultimately realize upon the sale of one or more of our investments.

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

We are subject to the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the related rules and regulations promulgated by the SEC. Under current SEC rules, beginning with our fiscal year ending December 31, 2013, we will be required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act and rules and regulations of the SEC thereunder. We will be required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. As a result, we expect to incur significant additional expenses in the near term, which may negatively impact our financial performance and our ability to pay distributions. This process also will result in a diversion of management’s time and attention. If in the future, we are unable to maintain compliance with the Sarbanes-Oxley Act and related rules, we may be adversely affected.

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

Our investment strategy contemplates that we will focus on investing capital in originated transactions that are sourced by our Sub-Adviser. Originated transactions may include transactions that are privately negotiated and sourced on a proprietary basis. Because our Sub-Adviser manages other investment funds whose mandates include participating in such transactions, such investments will need to be made on a co-investment basis. The 1940 Act imposes significant limits on co-investment with our Sub-Adviser or its affiliates. We generally will not be permitted to co-invest alongside affiliates of our Sub-Adviser or its affiliates in privately negotiated transactions unless we obtain an exemptive order from the SEC or the transaction is otherwise permitted under existing regulatory guidance, such as syndicated transactions where price is the only negotiated term , and will not participate in transactions where other terms are negotiable. We and our Sub-Adviser have sought such an exemptive order, although there is no assurance that we will obtain the requested relief. In the event the SEC does not grant us relief, we will only participate in co-investments that are allowed under existing regulatory guidance, which would reduce the amount of transactions in which we can participate and make it more difficult for us to implement our investment objective. Until we obtain exemptive relief, we will be unable to participate in certain transactions originated by our Sub-Adviser or its affiliates.

Our Sub-Adviser may face conflicts of interest in allocating investment opportunities between us and itself and its affiliates.

The investment professionals employed by our Sub-Adviser are also the investment professionals responsible for investing and managing its own securities portfolio. These professionals are responsible for allocating investment opportunities between us and itself and its affiliates. Even if exemptive relief is obtained allowing the Sub-Adviser and us to co-invest in investment opportunities, the Sub-Adviser does not currently have an obligation to co-invest with us or to allocate particular investment opportunities to us. If the Sub-Adviser allocates lesser quality investment opportunities to us than it retains for itself, our operating results could be adversely affected.

The potential for our Advisers to earn incentive fees under the Investment Advisory Agreement and the Sub-Advisory Agreement may create an incentive for the Advisers to enter into investments that are riskier or more speculative than would otherwise be the case, and our Advisers may have an incentive to increase portfolio leverage in order to earn higher management fees.

The incentive fee payable by us to our Advisers may create an incentive for them to make investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive fee payable to our Advisers is determined may encourage them to use leverage to increase the return on our investments. In addition, the fact that our management fee is payable based upon our gross assets, which would include any borrowings for investment purposes, may encourage our Advisers to use leverage to make additional investments. Such a practice could result in our investing in more speculative securities than would otherwise be the case. Defaults in such investments could result in default of our debt.

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

We are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of a majority of the independent members of our board of directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities is considered our affiliate for purposes of the 1940 Act and we are generally prohibited from buying or selling any securities from or to such affiliate, absent the prior approval of our board of directors. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our board of directors and, in some cases, the SEC. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates. Further, we may be prohibited from buying or selling any security from or to any portfolio company of a private equity fund managed by our Advisers without the prior approval of the SEC. We have applied for an exemptive order to co-invest with Main Street and/or certain of its affiliates; however, there can be no assurance that we will obtain such relief.

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

Risks Related to Our Investments

Our investments in prospective portfolio companies, which tend to be senior secured term loans, senior lien loans and mezzanine debt and selected equity investments, may be risky, and we could lose all or part of our investment.

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

Most loans in which we invest will not be rated, or would be if they were rated by a rating agency, as “below investment grade” quality. Indebtedness of below investment grade quality is regarded as having predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. These investments may involve additional risks that could adversely affect our investment returns. We expect to hold debt and preferred equity instruments in our investment portfolio that contain PIK interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. If the debt principal is not repaid in full, then PIK interest will likewise be partially or wholly uncollectible. If our Adviser has collected a fee on an investment that provides for PIK interest, and such investment fails, our Adviser would not be required to re-pay the fee that it received with respect to that investment. To the extent interest payments associated with such debt are deferred, such debt may be subject to greater fluctuations in valuations, and such debt could subject us and our stockholders to non-cash income. Since we will not receive any principal repayments prior to the maturity of some of our mezzanine debt investments, such investments will be of greater risk than amortizing loans.

Equity Investments. We expect to make selected equity investments. In addition, when we invest in first and second lien senior loans or mezzanine debt, we may acquire warrants to purchase equity securities. Our goal is ultimately to dispose of these equity interests and realize gains upon our disposition of such interests. However, the equity interests we receive may not appreciate in value and could decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

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

On May 24, 2012, HMS Income LLC entered into the Credit Facility, and the Company thereafter became the borrower under the Credit Facility as a result of the Merger Transaction. As of December 31, 2013, we had $14 million in borrowings outstanding under the Credit Facility. The Credit Facility has an accordion provision allowing increases in borrowing of up to $60 million, for a total facility of up to $75 million, subject to certain conditions. The maturity date of the Credit Facility is May 24, 2015, and the Company has two, one-year extension options, subject to lender approval.

There can be no guarantee that we will be able to expand, extend or replace the Credit Facility on terms that are favorable to us, if at all. Our ability to expand the Credit Facility, and to obtain replacement financing at the time of maturity, will be constrained by then-current economic conditions affecting the credit markets. Additionally, in March of 2012, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, and the Office of the Comptroller of the Currency (the “Agencies”) jointly issued final guidelines on leveraged lending transactions conducted by regulated financial institutions (the “Leveraged Lending Guidance”). The Leveraged Lending Guidance outlines for Agency-supervised institutions high-level principles related to safe-and-sound leveraged lending and contains the Agencies' minimum expectations for a risk management framework that financial institutions should have in place. The Leveraged Lending Guidance provides only common definitions of leveraged lending and directs financial institutions to define leveraged lending in their internal policies. Therefore, banks or other financial institutions that provide financing to a BDC could determine that such financing constitutes leveraged lending under their leveraged lending policies. This would impose heightened regulatory requirements on such banks and other financial institutions when they make loans or provide other financing to a BDC, which may make financing more expensive and less available to BDCs. In the event that we are not able to maintain the Credit Facility, or to expand, extend or refinance the Credit Facility, this could have a material adverse effect on our liquidity and ability to fund new investments, our ability to make distributions to our stockholders and our ability to qualify as a RIC under the Code.

In addition to regulatory limitations on our ability to raise capital, our Credit Facility contains various covenants, which, if not complied with, could accelerate our repayment obligations under the Credit Facility, thereby materially and adversely affecting our liquidity, financial condition, results of operations and ability to pay distributions.

We will have a continuing need for capital to finance our operations. The Credit Facility contains affirmative and negative covenants usual and customary for leveraged financings, including, but not limited to: (i) maintaining an interest coverage ratio of at least 2.0 to 1.0 (ii) maintaining an asset coverage ratio of at least 2.25 to 1.0 and (iii) maintaining a minimum adjusted tangible net worth of at least 80% of the Company’s adjusted tangible net worth on the closing date of the Credit Facility. Further, the credit agreement contains usual and customary default provisions including, without limitation: (i) a default in the payment of interest and principal; (ii) insolvency or bankruptcy of the Company; (iii) a material adverse change in the Company’s business; or (iv) breach of any covenant, representation or warranty in the loan agreement or other credit documents and failure to cure such breach within defined periods. Additionally, the amendment Credit Facility requires us to obtain written approval from the Administrative Agent prior to entering into any material amendment, waiver or other modification of any provision of the Advisory Agreement. The Credit Facility permits us to fund additional loans and investments as long as we are within the conditions set out in the credit agreement. Our continued compliance with these covenants depends on many factors, some of which are beyond our control, and there are no assurances that we will continue to comply with these covenants. Our failure to satisfy these covenants could result in foreclosure by our lender, which would accelerate our repayment obligations under the Credit Facility and thereby have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders.

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

At December 31, 2013, we had $14 million of debt financing outstanding under our Credit Facility.

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

The purchase price at which you purchase shares of common stock will be determined at each weekly closing date to ensure that shares of common stock are not sold at a price per share, after deduction of selling commissions and dealer manager fees, that is below our net asset value. In the event of a decrease to our net asset value per share, you could pay a premium for your shares of common stock if our board of directors does not decrease the offering price. A decline in our net asset value per share to an amount more than 5% below our current offering price, net of selling commissions and dealer manager fees, creates a rebuttable presumption that there has been a material change in the value of our assets such that a reduction in the offering price per share is warranted. This presumption may only be rebutted if our board of directors, in consultation with our management, reasonably and in good faith determines that the decline in net asset value per share is the result of a temporary movement in the credit markets or the value of our assets, rather than a more fundamental shift in the valuation of our portfolio. In the event that (i) net asset value per share decreases to more than 5% below our current net offering price and (ii) our board of directors believes that such decrease in net asset value per share is the result of a non-temporary movement in the credit markets or the value of our assets, our board of directors will undertake to establish a new net offering price that is not more than 5% above our net asset value per share. If our board of directors determines that the decline in our net asset value per share is the result of a temporary movement in the credit markets, investors will purchase shares of common stock at an offering price per share, net of selling commissions and dealer manager fees, which represents a premium to the net asset value per share of greater than 5%. See “Item 1. Business – Determination of Net Asset Value.”

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

The success of the Offering, and correspondingly our ability to implement our business strategy, is dependent upon the ability of our dealer manager to establish and maintain a network of licensed securities brokers-dealers and other agents. Our Dealer Manager in the Offering has no prior experience selling shares on behalf of a BDC. There is therefore no assurance that it will be able to sell a sufficient number of shares to allow us to have adequate funds to purchase a diversified portfolio of investments. If the dealer manager fails to perform, we may not be able to raise adequate proceeds through the Offering to implement our investment strategy. As a result, we may be unable to achieve our investment objective, and you could lose some or all of the value of your investment.

Our share repurchase program allows us to repurchase your shares on a quarterly basis, subject to certain restrictions and limitations. As a result, you will have limited opportunities to sell your shares and, to the extent you are able to sell your shares under the program, you may not be able to recover the amount of your investment in our shares.

In September 2013, we commenced a share repurchase program allowing us to repurchase approximately 10% of our weighted average number of outstanding shares in any 12-month period, allowing you to sell back your shares to us on a quarterly basis at a price equal to the net asset value per share, as determined within 48 hours prior to the offering date. The share repurchase program includes numerous restrictions that will limit your ability to sell your shares. Unless our board of directors determines otherwise, we will limit the number of shares to be repurchased (i) during any calendar year to the proceeds we receive from the sale of shares of our common stock under our distribution reinvestment plan during the trailing four quarters and (ii) in any calendar quarter to 2.5% of the weighted average number of shares of common stock outstanding during the trailing four quarters. At the discretion of our board of directors, we may also use cash on hand, cash available from borrowings and cash from the sale of our investments as of the end of the applicable period to repurchase shares. To the extent that the number of shares put to us for repurchase exceeds the number of shares that we are able to purchase, we will repurchase shares on a pro rata basis, not on a first-come, first-served basis. Further, we will have no obligation to repurchase shares if the repurchase would violate the restrictions on distributions under federal law or Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency. These limits may prevent us from accommodating all repurchase requests made in any year. In addition, our board of directors may suspend or terminate the share repurchase program. We will notify you of such developments: (i) in our quarterly reports or in prospectus supplements or (ii) by means of a separate mailing to you. In addition, even if we implement a share repurchase program, we will have discretion to suspend or terminate the program, and to cease repurchases. Further, the program may have many limitations and should not be relied upon as a method to sell shares promptly and at a desired price.

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

We may be unable to invest a significant portion of the net proceeds of the Offering on acceptable terms in an acceptable time frame.

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

If we fail to satisfy the income test or the diversification test in any taxable year, we may nevertheless continue to qualify as a RIC for such year if certain relief provisions are applicable (which may, among other things, require us to pay certain corporate-level U.S. federal taxes or dispose of certain assets).

If we fail to qualify for, or to maintain, RIC tax treatment for any reason or do not qualify to cure the disqualification, the resulting corporate income taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. We may also be subject to certain U.S. federal excise taxes, as well as state, local and foreign taxes. See “Item 1. Business — Taxation as a Regulated Investment Company.”

We may have difficulty paying our required distributions if we recognize taxable income before or without receiving a corresponding cash payment.

For federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of our income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash. Further, we may elect to amortize market discount and include the amount of the market discount in our taxable income over the remaining term of the market discount instrument, instead of upon disposition, as failing to make such an election could limit our ability to deduct interest expenses for tax purposes.

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

We are offering shares of our common stock on a continuous basis at a price of $10.00 per share; however, to the extent that our net asset value per share increases, we will sell shares of our common stock at a price necessary to ensure that shares of our common stock are not sold at a price per share, after deduction of selling commissions and dealer manager fees, that is below net asset value per share. In connection with each weekly closing on the sale of shares of our common stock pursuant to our prospectus, as amended or supplemented, which relates to our Offering, our board of directors or a committee thereof is required, within 48 hours of the time that each closing and sale is made, to make the determination that we are not selling shares of our common stock at a price per share which, after deducting selling commissions and dealer manager fees, is below our then current net asset value per share.

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

Set forth below is a chart describing the classes of our securities outstanding as of February 28, 2014:

(1)	(2)	(3)	(4)
Title of Class	Amount Authorized	Amount Held by Us or for Our Account	Amount Outstanding Exclusive of Amount Under Column (3)
Common Shares	150,000,000	—	8,193,904

As of February 28, 2014, we had 1,599 record holders of our common stock.

Distributions and Taxable Income

Subject to our board of directors’ discretion and applicable legal restrictions, we intend to declare distributions to our stockholders on a quarterly basis payable to stockholders as of daily record dates and aggregate and pay such distributions monthly. With the authorization of our board of directors, we declared distributions for the period from January 1, 2013 through December 31, 2013. These distributions were calculated based on stockholders of record each day in an amount equal to $0.00191781 per share, per day (which represents an annualized distribution yield of 7% based on our current offering price of $10.00 per share, if it were maintained every day for a twelve-month period).

We have also declared distributions to our stockholders for the period of January 1, 2014 through March 31, 2014. These distributions are calculated based on stockholders of record each day in an amount equal to $0.00191781 per share, per day (which represents an annualized distribution yield of 7% based on our current offering price of $10.00 per share, if it were maintained every day for a twelve-month period).  Distributions are paid on the first business day following the completion of each month to which they relate. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for additional information regarding our distributions.

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

We have elected to be treated for U.S. federal income tax purposes as a RIC. As a RIC, we generally will not pay corporate-level U.S. federal income taxes on net ordinary income or capital gains that we distribute to our stockholders from taxable earnings and profits as distributions. We must generally distribute at least 90% of our investment company taxable income to qualify for pass-through tax treatment and to maintain our RIC status. As a part of maintaining RIC status, undistributed taxable income (subject to a 4% excise tax) pertaining to a given taxable year may be distributed up to 12 months subsequent to the end of that taxable year, provided such distributions are declared prior to the filing of the federal income tax return for the prior year. In 2012, we estimated approximately $117,000, or $0.09 per share, of our taxable income for 2012 which was distributed in 2013, prior to the filing of our federal income tax return for the 2012 taxable year, would be subject to the 4% nondeductible excise tax. In 2013, we estimate approximately $7,000, or $0.001 per share, of our taxable income for 2013 will be distributed in 2014, prior to the filing of our federal income tax return for our 2013 taxable year. We anticipate none of this will be subject to the 4% nondeductible excise tax.

Ordinary distributions from a RIC do not qualify for the 20% maximum federal income tax rate plus a 3.8% Medicare surtax, if applicable, on dividend income from domestic corporations and qualified foreign corporations, except to the extent that the RIC received the income in the form of qualifying dividends from domestic corporations and qualified foreign corporations. The tax attributes for distributions will generally include both ordinary income and capital gains but may also include qualified dividends or return of capital.

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

In the period before the Merger Transaction, January 1, 2012 through May 31, 2012, HMS Income LLC distributed 100% of its partnership taxable income as ordinary income. From June 1, 2012 through December 31, 2012, the period during 2012 in which the Company elected to be treated as a RIC, 100% of our distributions paid were taxable to the investor as ordinary income and none of such distributions were treated as return of capital for federal income tax purposes. For the period from January 1, 2013 through December 31, 2013, 96.31% of our distributions declared will be taxable to the investor as ordinary income and 3.69% will be treated as long-term capital gain for federal income tax purpose.

Recent Sales of Unregistered Securities

In connection with the Merger Transaction we issued 1,123,157 shares of our common stock in exchange for a total of 1,111,111 membership units of HMS Income LLC, based on a $9.00 per share price (based on the $10.00 per share initial offering price less the 10% sales load not incurred) and the net asset value of HMS Income LLC determined at the time of the Merger Transaction by our board of directors and the managers of HMS Income LLC. These shares of common stock were issued pursuant to an exemption from registration under Rule 506 of Regulation D of the Securities Act of 1933, as amended. There have been no other sales of unregistered securities within the past three years.

Use of Proceeds from Registered Securities

The SEC declared the Registration Statement effective on June 4, 2012, and the Offering commenced shortly thereafter. From June 4, 2012 through December 31, 2013, we raised gross proceeds of approximately $42.1 million through the sale of 5,396,967 shares of common stock to the public in connection with the Offering, including $435,000 through the issuance of approximately 48,360 shares of common stock through our distribution reinvestment plan. During that time, we paid $3.8 million of selling commissions and Dealer Manager fees and $629,000 of issuer costs related to the Offering. The selling commissions and dealer manager fees were not paid with respect to the shares of common stock issued through our distribution reinvestment plan. The selling commissions and dealer manager fees were paid to our Dealer Manager, which is an affiliate of the Adviser. Net proceeds, from June 4, 2012 through December 31, 2013, available for investment after the payment of the costs described above were approximately $37.7 million. We used these funds to make investments and fund our general and administrative expenses.

During the year ended December 31, 2013, we did not sell or issue any equity securities that were not registered under the Securities Act.

The following table lists shares we repurchased under our share repurchase program during the period covered by this report.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
One Month Ended September 30, 2013	—	$8.90	—	12,831.44
One Month Ended October 31, 2013	—	—	—	—
One Month Ended November 30, 2013	—	—	—	—
One Month Ended December 31, 2013	395	$8.89	395	30,453.65
Total	395		395

Item 6. Selected Financial Data

The selected financial and other data below reflects the operations of the Company for the year ended December 31, 2013, and the year ended December 31, 2012. The selected financial data at December 31, 2013 and 2012, and the year ended December 31, 2013 and 2012, have been derived from financial statements that have been audited by Grant Thornton LLP, an independent registered public accounting firm. The data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31, 2013	Year Ended December 31, 2012	For the Period from Inception (November 22, 2011) through December 31, 2011
	(dollars in thousands)
Statement of operations data:
Interest income:
Non-Control/Non-Affiliate investments	$2,758	$1,238	$90
Affiliate investments	—	635	—
Total interest income	2,758	1,873	90
Expenses:
Interest expense	419	316	16
Base management and incentive fees	784	358	—
Administrative services expenses	1,018	438	—
Professional fees	361	201	—
Insurance	186	108	—
Other general and administrative	240	114	18
Expenses before fee and expense waivers and expense support payment	3,008	1,535	34
Waiver of management and incentive fees	(784)	(358)	—
Waiver of administrative services expenses	(1,018)	(438)	—
Expense support payment from Adviser	(153)	—	—
Total expenses, net of fee and expense waivers and expense support payment	1,053	739	34
Net investment income	1,705	1,134	56
Total realized gain from investments	27	14	—
Net realized income	1,732	1,148	56
Total net change in unrealized appreciation (depreciation) from investments	421	87	(36)
Net increase in net assets resulting from operations	$2,153	$1,235	$20
Net investment income per share/unit – basic and diluted	$0.64	$0.99	$0.05
Net realized income per share/unit – basic and diluted	$0.65	$1.00	$0.05
Net increase in net assets from operations per share/unit – basic and diluted	$0.81	$1.08	$0.02
Stockholder distributions declared per share/unit – basic and diluted	$0.70	$0.94	$—
Weighted average shares/units outstanding – basic and diluted	2,648,689	1,151,554	1,111,111

	As of December 31,
	2013	2012
	(dollars in thousands)
Balance sheet data:
Assets:
Total portfolio investments at fair value	$66,882	$16,132
Cash and cash equivalents	6,356	1,832
Interest receivable	399	58
Prepaid and other assets	109	82
Due from Main Street Capital Corporation	19	1,003
Deferred offering costs (net of accumulated amortization)	3,688	2,508
Deferred financing costs (net of accumulated amortization)	168	210
Total assets	$77,621	$21,825
Liabilities and net assets:
Accounts payable and other liabilities	$71	$114
Payable for unsettled trades	2,608	290
Distribution payable	295	76
Due to affiliates	3,771	2,922
Payable for securities purchased	8,799	—
Note payable	14,000	7,000
Total liabilities	29,544	10,402
Total net assets	48,077	11,423
Total liabilities and net assets	$77,621	$21,825
Other data:
Weighted average effective yield on LMM debt investments	15.0%	14.4%
Number of LMM portfolio company investments	2	6
Weighted average effective yield on privately placed debt (1)	7.3%	8.2%
Number of privately placed portfolio company investments	64	11
Weighted average effective yield on total portfolio	7.5%	9.9%
Expense ratios (as percentage of average net assets):
Total expenses	4.23%	7.05%
Operating expenses excluding interest expense	2.55%	4.03%

(1)	Weighted-average effective yield is calculated based on our debt investments at the end of each period and includes accretion of original issue discounts and amortization of par value.

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

OVERVIEW

We are a specialty finance company primarily focused on making debt and equity investments in middle market companies, which we define as companies with annual revenues between $10 million and $3 billion that operate in diverse industries. Our primary investment objective is to generate current income through debt and equity investments and a secondary objective is to generate long-term capital appreciation through such investments. We anticipate that during our Offering period we will invest a majority of the net proceeds from the Offering in senior secured and second lien debt securities issued by middle market companies in private placements and negotiated transactions, which are traded in private over-the-counter markets for institutional investors. As we increase our capital base during our Offering period we will also invest in, and ultimately intend to have a significant portion of our assets invested in, customized direct secured and unsecured loans to and equity securities of LMM companies, which we define as companies with annual revenues generally between $10 million and $150 million. Typically, our investments in LMM companies will require us to co-invest with Main Street and/or its affiliates. Due to legal restrictions, we currently are not allowed to co-invest with Main Street in the LMM investments.

While we intend to co-invest with such investment entities to the extent permitted by the 1940 Act and the rules and regulations thereunder, the 1940 Act imposes significant limits on co-investing with affiliates. Main Street is considered an affiliate due to its position as our Sub-Adviser. As a result, we and Main Street have applied for exemptive relief from the SEC under the 1940 Act, which, if granted, would allow us additional opportunities to co-invest with Main Street and/or certain of its affiliates. However, there is no assurance that we will obtain such relief. In the event the SEC does not grant us relief, we will not be able to invest in certain portfolio companies in which Main Street and/or its affiliates are investing or are invested. Even if we are able to obtain exemptive relief, we will be unable to participate in certain transactions originated by Main Street and/or its affiliates prior to receipt of such relief.

Prior to obtaining exemptive relief, we have co-invested alongside Main Street and/or its affiliates only in accordance with existing regulatory guidance. These co-investments have been in syndicated deals and secondary loan market transactions where price is the only negotiated point.

As of December 31, 2013, we had debt investments in 64 private placement investments and two LMM investments with an aggregate fair value of approximately $66.9 million, a cost basis of approximately $66.4 million, and a weighted average effective annual yield of approximately 7.5%. The weighted average annual yield was calculated using the effective interest rates for all debt investments at December 31, 2013, including accretion of original issue discount and amortization of the premium to par value. Approximately 96.3% of our total portfolio investments (at fair value) were secured by first priority liens with the remainder secured by second priority liens.

The level of new portfolio investment activity will fluctuate from period to period based upon the status of our capital raising efforts under the Offering, our view of the current economic fundamentals, our ability to identify new investment opportunities that meet our investment criteria, and our ability to close on the identified transactions. The level of new investment activity, and associated interest and fee income will directly impact future investment income. While we intend to grow our portfolio and our investment income over the long-term, our growth and our operating results may be more limited during depressed economic periods. However, we intend to appropriately manage our cost structure and liquidity position based on applicable economic conditions and our investment outlook. The level of realized gains or losses and unrealized appreciation or depreciation will also fluctuate depending upon portfolio activity and the performance of our individual portfolio companies. The changes in realized gains and losses and unrealized appreciation or depreciation could have a material impact on our operating results.

Investment Income

We have generated and plan to continue to generate investment income primarily in the form of interest on the debt securities that we hold, dividends and other distributions with respect to any equity interests that we hold and capital gains, if any, on convertible debt or other equity interests that we acquire in portfolio companies. In addition, we may generate revenue in the form of commitment, origination, structuring or diligence fees, monitoring fees, and possibly consulting fees and performance-based fees. All such fees will be generated in connection with our investments and recognized as earned or as additional yield over the life of the debt investment. To date our investment income has been interest income on debt investments, accretion of original issue discounts, amortization of premiums and net realized/unrealized appreciation/depreciation.

Expenses

On both a short-term and long-term basis, our primary use of funds will be investments in portfolio companies and cash distributions to our stockholders. Our primary operating expenses will be debt service payments, general and administrative expenses, and payment of advisory fees under the Advisory Agreement. The investment advisory fees paid to our Adviser (and the fees paid by our Adviser to our Sub-Adviser pursuant to the Sub-Advisory Agreement) will compensate our Advisers for their work in identifying, evaluating, negotiating, executing, monitoring and servicing our investments. We expect our expenses to fluctuate based upon the amount of assets under management.

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

Base Management Fee, Incentive Fee, Administrative Expense Waiver and Expense Support and Conditional Reimbursement Agreement

On May 31, 2012, we and the Advisers entered into a conditional fee waiver agreement and subsequent amendments, pursuant to which, for a period from June 4, 2012 to December 31, 2013, the Advisers can waive all fees upon the occurrence of any event, that in the Advisers’ sole discretion is deemed necessary, including, but neither limited to nor automatically triggered by our estimate that a distribution declared and payable to our stockholders during the fee waiver period represents, or would represent when paid, a return of capital for U.S. federal income tax purposes. We refer to this conditional fee waiver agreement, as amended from time to time, as the “Conditional Fee Waiver Agreement.” Further, the agreement contains a clause which states that at the sole and absolute discretion of our board of directors, in future periods, previously waived fees may be paid to the Advisers if and only to the extent that our cumulative net increase in net assets resulting from operations exceeds the amount of cumulative distributions paid to stockholders. The previously waived fees are potentially subject to repayment by us, if at all, within a period not to exceed three years from the date of each respective fee waiver.

On December 30, 2013, we and our Advisers agreed to an amendment, or Fee Waiver Amendment, to the Conditional Fee Waiver Agreement. Under the Fee Waiver Amendment, our Adviser has agreed to extend the term of the fee waiver, with respect to our Adviser (but not with respect to the Sub-Adviser, whose waiver expired on December 31, 2013), through December 31, 2014. Our Adviser has no obligation to waive fees pursuant to the Fee Waiver Agreement after December 31, 2014, unless the fee waiver period is further extended.

For the years ended December 31, 2013 and December 31, 2012, the Company incurred, and the Advisers waived, base management fees of approximately $779,000 and $232,000, respectively, capital gains incentive fees of approximately $5,000 and $3,000, respectively, and subordinated incentive fees of zero and $123,000, respectively. The Company incurred, and the Adviser waived zero fees for the period from inception (November 22, 2011) through December 31, 2011. For the years ended December 31, 2013 and December 31, 2012, and the period from inception (November 22, 2011) through December 31, 2011 the Company did not record an accrual for any previously waived fees. Reimbursement of previously waived fees to the Advisers will not be accrued until the reimbursement of the waived fees become probable and estimable which will be upon approval by the Company’s board of directors. To date none of the previously waived fees have been approved by the board of directors for reimbursement.

Pursuant to the Advisory Agreement and Sub-Advisory Agreement, the Company is required to pay or reimburse the Advisers for administrative services expenses, which include all costs and expenses related to the day-to-day administration and management of the Company not related to advisory services. For the years ended December 31, 2013 and December 31, 2012, and the period from inception (November 22, 2011) through December 31, 2011, the Company incurred, and the Advisers waived the reimbursement of, administrative services expenses of approximately $1.0 million, $438,000, and zero respectively. The Advisers have agreed to waive the reimbursement of administrative services expenses through June 30, 2014.

On November 11, 2013, we entered into an Expense Support and Conditional Reimbursement Agreement (the “Reimbursement Agreement”) with the Adviser. Under the Reimbursement Agreement, until December 31, 2013 or a prior date mutually agreed to by both parties, the Adviser will pay us up to 100% of the Company’s operating expenses (the “Expense Support Payment”). Operating expenses are defined as 2013 third party operating costs and expenses incurred by us under generally accepted accounting principles for investment management companies. Any Expense Support Payments paid by the Adviser are subject to conditional reimbursement by us upon a determination by our board of directors that we have achieved a reasonable level of expenses relative to our investment income. Any repayment of Expense Support Payments will be made within a period not to exceed three years from the date each respective Expense Support Payment is determined. The Reimbursement Agreement may be terminated by us at any time, and shall automatically terminate upon termination of the Advisory Agreement, or upon our liquidation or dissolution. For the year ended December 31, 2013, the Adviser made an Expense Support Payment of $153,000 to us. The Adviser has agreed to provide expense support on similar terms through March 31, 2014.

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

On December 12, 2011, HMS Income LLC acquired interests in 17 investments from Main Street and certain of its affiliates for approximately $16.5 million (the “Purchase Transaction”), as evidenced by an Assignment and Assumption Agreement (the “Assignment Agreement”). Concurrently with the Purchase Transaction, HMS Income LLC and Main Street entered into a Servicing Agreement (the “Servicing Agreement”), pursuant to which Main Street agreed to perform certain services for HMS Income LLC with respect to the investments acquired in the Purchase Transaction. As of December 31, 2013, we owned three investments with respect to which Main Street continues to provide service pursuant to the Servicing Agreement.

The legal nature of the Purchase Transaction and the intent of both HMS Income LLC and Main Street was to effectuate a sale thereby providing HMS Income LLC with an ownership of undivided interests in the acquired investments. In evaluating the transaction for sale accounting under the Accounting Standards Codification (“Codification” or “ASC”) 860, Transfers and Servicing (“ASC 860”), it was determined that, due to certain provisions within the Servicing Agreement, the investments acquired in the Purchase Transaction represented a secured loan to Main Street. The interest income related to these investments is reported as interest income of Affiliate investments for the period from June 1, 2012 to November 1, 2012 on the statement of operations.

On November 2, 2012, we and Main Street and its affiliates amended the Assignment Agreement and amended and restated the Servicing Agreement to conform the Assignment Agreement and the Servicing Agreement with the intent of the parties at the time of the consummation of the Purchase Transaction and to account for certain changed facts and circumstances. As a result of the amended Assignment and the amended and restated Servicing Agreement, as of November 2, 2012, the Purchase Transaction was and for the subsequent periods thereafter will continue to be reported as a sale for accounting purposes under ASC 860 in the financial statements and the related investments will be classified as Non-Control/Non-Affiliate investments.

Valuation of Portfolio Investments

The most significant determination inherent in the preparation of our financial statements is the valuation of our portfolio investments and the related amounts of unrealized appreciation or depreciation. As of December 31, 2013, 86% of our total assets represented investments in portfolio companies valued at fair value. We are required to report our investments at fair value. We follow the provisions of ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements.

We determine in good faith the fair value of our portfolio investments pursuant to a valuation policy in accordance with ASC 820 and valuation policies approved by our board of directors and in accordance with the 1940 Act. For LMM investments, our Advisers review external events, including private mergers, sales and acquisitions involving comparable companies, and consider these events in the valuation process. For private placement portfolio investments, we generally use observable inputs such as quoted prices in the valuation process. However, we often can not observe the inputs considered by the third party in determining their quotes. Our valuation policy and process is intended to provide a consistent basis for determining the fair value of the portfolio.

Our portfolio strategy calls for us to invest in illiquid securities issued by private LMM companies as well as privately placed debt securities issued by middle market companies that are generally larger in size than the LMM companies. These portfolio investments may be subject to restrictions on resale. LMM companies generally have no established trading market while privately placed debt securities generally have established markets that have limited activity. Further, market quotations are generally not readily available for LMM investments. We determine the fair value using a yield to maturity approach that analyzes the discounted cash flows of interest and principal for the debt security, as set forth in the associated loan agreements, as well as the financial position and credit risk of each of these portfolio investments at each reporting date. Our estimate of the expected repayment date of a debt security is generally the legal repayment date of the instrument. The yield to maturity analysis considers changes in leverage levels, credit quality, portfolio company performance and other factors. We will use the value determined by the yield analysis as the fair value for that security. However, it is our position that assuming a borrower is outperforming underwriting expectations and because these respective investments do not contain prepayment penalties, the borrower would most likely prepay or refinance the borrowing if the available interest rate, given the borrower’s then-current credit quality, is lower than the stated loan interest rate under our loan. Therefore, we do not believe that a market participant would pay a premium for the investment and because of our general intent to hold loans to repayment, we do not believe that the fair value of the investment should be adjusted in excess of the face amount. However, adjustments to investment values will be made for declines in fair value due to market changes or borrower-specific credit deterioration. Due to the unobservable nature of the inputs used to determine the fair value of the LMM investments, these investments are considered Level 3 fair value measurements.

The fair value determination for the private placement investments was based upon quotes obtained through a third party pricing service. If available and determined to be reliable, we use the third party quotes to estimate the fair value of its private placement investments owned. The inputs for determining the third party quotes are often unobservable to us. These valuations consist of a combination of observable inputs in non-active markets for which sufficient observable inputs were available to determine the fair value of these investments, observable inputs in the non-active market for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. The third party quotes are reviewed and discussed with our Sub-Adviser. As a result, a portion of the private placement investments was categorized as Level 2 as of December 31, 2013 and all of these investments were categorized as Level 2 as of December 31, 2012. For the private placement investments for which sufficient observable inputs were not available to determine the fair value of the investments, we have categorized such investments as Level 3 as of December 31, 2013.

For valuation purposes, “non-control” portfolio investments are composed of debt securities for which we do not have a controlling interest in the portfolio company or the ability to nominate a majority of the portfolio company’s board of directors. For those non-control portfolio investments in which market quotations are generally readily available, we use observable inputs, such as third party quotes or other independent pricing, to determine the fair value of those investments. The fair value of these investments on the reporting date is determined by taking the midpoint between the bid-ask spread obtained from a third party pricing service. Securities under contract to purchase have been valued at the contract price, which approximates the pricing noted by the independent pricing service. As of December 31, 2013, all of our investments were classified as non-control investments.

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

Interest Income

Interest income is recorded on the accrual basis to the extent amounts are expected to be collected. Prepayment penalties received by the Company are recorded as income upon receipt. Accrued interest is evaluated for collectability. When a debt security becomes 90 days or more past due and the Company does not expect the debtor to be able to service all of its debt or other obligations, the debt security will generally be placed on non-accrual status and the Company will cease recognizing interest income on that debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. If a debt security’s status significantly improves with respect to the debtor’s ability to service the debt or other obligations, or if a debt security is fully impaired, sold or written off, it will be removed from non-accrual status. As of December 31, 2013 and December 31, 2012, the Company did not have any investments that were more than 90 days past due or on non-accrual status. Additionally, the Company currently is not aware of any material changes to the creditworthiness of the borrowers underlying its debt investments.

From time to time, the Company may hold debt instruments in its investment portfolio that contain a payment-in-kind (“PIK”) interest provision. If these borrowers elect to pay or are obligated to pay interest under the optional PIK provision, and if deemed collectible in management’s judgment, then the interest would be computed at the contractual rate specified in the investment’s credit agreement, added to the principal balance of the investment, and recorded as interest income. Thus, the actual collection of this interest would be deferred until the time of debt principal repayment. During the year ended December 31, 2013, the Company held one investment that contained a PIK provision which the Company deemed collectible and recognized $80,000 into interest income. During the year ended December 31, 2012 and the period from inception (November 22, 2011) through December 31, 2011 the Company held two investments that contained PIK provisions which the Company subsequently collected and recognized $25,000 and zero, respectively, into interest income. As of December 31, 2013, the Company did not own any debt investments that contained a PIK interest provision and all previously accrued PIK was collected upon the sale of the aforementioned investment prior to December 31, 2013.

Unearned Income – Original Issue Discount / Premium to Par Value

We purchased some of our debt investments for an amount different than their respective principal values. For purchases at less than par value a discount is recorded at acquisition, which is accreted into interest income based on the effective interest method over the life of the debt investment. For investments purchased at greater than par value, a premium is recorded at acquisition, which is amortized as a reduction to interest income based on the effective interest method over the life of the investment. Upon repayment or sale, any unamortized discount or premium is also recognized into interest income. For the year ended December 31, 2013 and 2012, the Company accreted approximately $194,000 and $146,000, respectively, into interest income which was net of premiums.

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

As of December 31, 2013 and December 31, 2012, the Adviser and Sub-Adviser incurred approximately $4.3 million and $2.5 million, respectively, of Offering costs on the Company’s behalf. Upon the execution of the Advisory Agreement and Sub-Advisory Agreement, on May 31, 2012, the Company recorded a due to affiliates liability and capitalized the deferred Offering costs as it is expected that aggregate gross proceeds from the Offering will be in an amount that will require the Company to reimburse the Advisers for these costs. As of December 31, 2013, the balance of the due to affiliate liability related to organizational and Offering costs was $3.7 million. On a regular basis, management reviews capital raise projections to evaluate the likelihood of the capital raise reaching a level that would require the Company to reimburse the Adviser for the offering costs incurred on the Company's behalf. Based on the $4.3 million of offering costs incurred by the Adviser through December 31, 2013, the Company would have to raise approximately $288 million to be obligated to reimburse the Adviser for all of these costs. Commencing with the Company’s initial closing, which occurred on September 17, 2012, and continuing with every closing thereafter, 1.5% of the proceeds of such closings will be amortized as a charge to additional paid in capital and a reduction of deferred Offering costs, until such asset is fully amortized. From inception through December 31, 2013, approximately $631,000 has been amortized. The Company expects to reimburse the Advisers for such costs incurred on our behalf on a monthly basis up to a maximum aggregate amount of 1.5% of the gross Offering proceeds. Pursuant to the terms of the Advisory Agreement and Sub-Advisory Agreement, the Adviser and Sub-Adviser will be responsible for the payment of organizational and Offering expenses to the extent they exceed 1.5% of gross proceeds from the Offering.

PORTFOLIO INVESTMENT COMPOSITION

Our private placement portfolio investments primarily consist of direct or secondary purchases of interest-bearing debt securities in companies that are generally larger in size than the LMM companies included in our LMM portfolio. While our privately placed portfolio debt investments are generally secured by a first priority lien, three investments are secured by second priority liens.

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

During the year ended December 31, 2013, we purchased 64 new investments for approximately $57.86 million and had 9 investments under contract to purchase as of December 31, 2013, for approximately $8.80 million, which settled after

December 31, 2013.. We also received proceeds from sales and repayments of existing portfolio investments of approximately $16.63 million including $7.12 million in full prepayment and $7.70 million in sales. The combined result of which increased our portfolio by approximately $50.03 million, or 310%, and the number of portfolio investments by 49, or 288% compared to the portfolio as of December 31, 2012. The largest investment in an individual portfolio company represented approximately 3% the portfolio’s fair value with the remaining investments ranging from 0.02% to 2.95%. The average investment in our portfolio is approximately $1.0 million or 1.51% of the total portfolio. As a result of the aforementioned transactions our portfolio has become increasingly diversified across individual portfolio investments, geographic regions, and industries. Further, our portfolio investment composition is comprised of 96.3% first lien debt securities and 3.7% second lien debt securities. First lien debt securities have priority over subordinated or other unsecured debt owed by the issuer with respect to the collateral pledged as security for the loan. Due to the priority of first lien investments, these generally have lower yields than lower priority, less secured investments.

During the year ended December 31, 2012, we purchased eight new investments for approximately $9.1 million and had no investments under contract to purchase as of December 31, 2012. We also received proceeds from sales and repayments of existing portfolio investments of approximately $9.7 million including $6.2 million for the sale of five investments, $2.9 million in proceeds for the full repayment of four investments and received principal payments, not resulting in full settlement of approximately $0.5 million. In additionally, in 2012, we sold to our Sub-Adviser three LMM portfolio investments and acquired from our Sub-Adviser three new LMM investments.

The result of the aforementioned transactions further diversified our geographic and industry concentrations and based upon our investment rating system, the weighted average rating of our LMM improved to approximately 1.5 as of December 31, 2013 from 2.0 as of December 31, 2012. See “— Portfolio Asset Quality” for further discussion of the investment rating system. Lastly, the overall weighted average effective yield on our investment portfolio has decreased from 9.9% at December 31, 2012 to 7.5% as of December 31, 2013.

Summaries of the composition of our total investment portfolio at cost and fair value are shown in the following table:

	December 31, 2013			December 31, 2012
Cost:	LMM	Private Placement	Total	LMM	Private Placement	Total
First Lien Secured Debt	100.0%	96.2%	96.3%	100.0%	87.1%	90.6%
Second Lien Secured Debt	—%	3.8%	3.7%	—%	12.9%	9.4%
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	December 31, 2013			December 31, 2012
Fair Value:	LMM	Private Placement	Total	LMM	Private Placement	Total
First Lien Secured Debt	100.0%	96.2%	96.3%	100.0%	87.1%	90.5%
Second Lien Secured Debt	—%	3.8%	3.7%	—%	12.9%	9.5%
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

The following tables show our total investment portfolio composition by geographic region of the Unites States at cost and fair value as a percentage of the total portfolio. The geographic composition is determined by the location of the corporate headquarters of the portfolio company (dollars in thousands).

	December 31, 2013
	Investments at Cost	Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Northeast	$20,459	30.8%	$20,611	30.8%
Southwest	9,545	14.4%	9,645	14.4%
West	9,254	13.9%	9,358	14.0%
Southeast	11,674	17.6%	11,771	17.6%
Midwest	11,569	17.4%	11,575	17.3%
Non-United States	3,909	5.9%	$3,922	5.9%
Total	$66,410	100.0%	$66,882	100.0%

	December 31, 2012
	Investments at Cost	Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Northeast	$4,158	25.8%	$4,149	25.7%
Southwest	750	4.7%	750	4.6%
West	2,896	18.0%	2,896	18.0%
Southeast	2,617	16.3%	2,645	16.4%
Midwest	5,660	35.2%	5,692	35.3%
Total	$16,081	100.0%	$16,132	100.0%

The following tables show our total investment portfolio composition of portfolio investments by industry at cost and fair value:

Cost:	December 31, 2013	December 31, 2012
IT Services	11.2%	12.3%
Media	6.7%	—
Specialty Retail	6.6%	8.9%
Internet Software and Services	5.9%	—
Health Care Providers & Services	5.6%	8.7%
Hotels, Restaurants, & Leisure	5.4%	—
Oil, Gas, and Consumable Fuels	4.7%	—
Diversified Consumer Services	4.1%	4.7%
Textiles, Apparel, & Luxury Goods	4.0%	11.7%
Energy Equipment & Services	3.7%	4.7%
Software	3.7%	22.8%
Electronic Equipment, Instruments & Components	3.0%	—
Commercial Services & Supplies	2.9%	—
Professional Services	2.8%	—
Restaurants	2.3%	—
Auto Components	2.2%	—
Data Processing and Outsourced Services	2.2%	—
Electrical Equipment	2.2%	—
Internet and Catalog Retail	2.2%	—
Leisure Equipment and Products	2.2%	—
Life Sciences Tools & Services	2.2%	—
Chemicals	1.9%	4.6%
Aerospace and Defense	1.7%	—
Food & Staples Retailing	1.5%	—
Health Care Equipment and Supplies	1.5%	—
Food Products	1.5%	—
Communications Equipment	1.3%	—
Electric Utilities	1.3%	—
Metals and Mining	1.4%	—
Advertising	1.0%	—
Thrifts & Mortgage Finance	1.1%	—
Building Products	—	4.4%
Capital Markets	—	3.7%
Construction and Engineering	—	13.5%
Total	100.0%	100.0%

Fair Value:	December 31, 2013	December 31, 2012
IT Services	11.3%	—
Media	6.7%	—
Specialty Retail	6.6%	—
Internet Software and Services	5.9%	4.6%
Health Care Providers & Services	5.6%	—
Hotels, Restaurants, & Leisure	5.4%	—
Oil, Gas, and Consumable Fuels	4.7%	—
Diversified Consumer Services	4.1%	4.7%
Textiles, Apparel, & Luxury Goods	4.0%	—
Energy Equipment & Services	3.8%	—
Software	3.7%	—
Electronic Equipment, Instruments & Components	3.0%	4.7%
Commercial Services & Supplies	2.9%	—
Professional Services	2.7%	—
Restaurants	2.3%	—
Auto Components	2.2%	8.6%
Data Processing and Outsourced Services	2.2%	—
Electrical Equipment	2.2%	—
Internet and Catalog Retail	2.2%	—
Leisure Equipment and Products	2.2%	12.3%
Life Sciences Tools & Services	2.2%	—
Chemicals	1.9%	—
Aerospace and Defense	1.7%	—
Food & Staples Retailing	1.5%	—
Health Care Equipment and Supplies	1.5%	—
Food Products	1.4%	—
Communications Equipment	1.3%	—
Electric Utilities	1.3%	23.0%
Metals and Mining	1.3%	8.6%
Advertising	1.1%	11.7%
Thrifts & Mortgage Finance	1.1%	—
Building Products	—	4.4%
Capital Markets	—	3.8%
Construction and Engineering	—	13.6%
Total	100.0%	100.0%

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

PORTFOLIO ASSET QUALITY

As of December 31, 2013, we owned a diversified portfolio of 66 investments in 64 companies representing a wide range of industries. We believe that this diversity adds to the structural protection of the portfolio, revenue sources, income, cash flows and dividends. The portfolio included the following:

▪
64 debt investments in 62 private-placement portfolio companies with an aggregate fair value of approximately $65.4 million and a cost basis of approximately $64.9 million. The private placement portfolio had a weighted average annual effective yield of approximately 7.3% and 96.2% of the investments were secured by first priority liens. Further, 92.5% of the private placement investments contain variable rates, the majority of which have contractual minimum interest rates between 100 and 150 basis points.

▪
Debt investments in 2 LMM portfolio companies with an aggregate fair value and cost basis of approximately $1.5 million. The LMM investments had a weighted average annual effective yield of approximately 15.0% and both of the investments were secured by first priority liens.

▪	Overall, our investment portfolio had a weighted average effective yield of approximately 7.5%, and 96.3% of the investments were secured by first-priority liens.

100% of the portfolio was performing at or significantly exceeding our expectations . During the year ended December 31, 2013, we had one investment that experienced a technical default. Despite the technical default, there was no lapse in payment. As a remedy for the technical default, the portfolio company granted us additional PIK interest and issued to us warrants to purchase shares of common stock, which were deemed to have no value. During the year, we executed a contract to sell our syndicated loan investment and associated warrants. This sale was settled in the fourth quarter. As of December 31, 2013, none of our investments were in default. For those investments in which S&P credit ratings are available, approximately 54% of the portfolio, the portfolio had a weighted average effective credit rating of B.

We utilize a rating system developed by our Sub-Adviser to rate the performance of each LMM portfolio company. The investment rating system takes into consideration various factors, including, but not limited to, each investment’s expected level of returns, collectability, comparisons to competitors and other industry participants, and the portfolio company’s future outlook. Investment Rating 1 represents a LMM portfolio company that is performing in a manner which significantly exceeds expectations. Investment Rating 2 represents a LMM portfolio company that, in general, is performing above expectations. Investment Rating 3 represents a LMM portfolio company that is generally performing in accordance with expectations and for which there is no indication of a decline in value. Investment Rating 4 represents a LMM portfolio company that is underperforming expectations, requiring increased monitoring and scrutiny by us. Investment Rating 5 represents a LMM portfolio company that is significantly underperforming, requiring heightened levels of monitoring and scrutiny by us and involves the recognition of significant unrealized depreciation on such investment. For investments with a 4 or 5 rating, there is significant doubt regarding our ability to fully recover the principal amount due. All new LMM portfolio investments receive an initial Investment Rating 3.

The following table shows the distribution of our LMM portfolio investments on the 1 to 5 investment rating scale at fair value as of December 31, 2013 and December 31, 2012 (dollars in thousands):

	December 31, 2013		December 31, 2012
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
1	$750	50.0%	$1,436	33.2%
2	750	50.0%	1,500	34.6%
3	—	—	1,396	32.2%
4	—	—	—	—%
5	—	—	—	—%
Totals	$1,500	100.0%	$4,332	100.0%

Based upon the investment rating system, the weighted average rating of our LMM portfolio was approximately 1.5 as of December 31, 2013 and 2.0 as of December 31, 2012.

DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS COMPARISONS FOR THE YEARS ENDED DECEMBER 31, 2013 AND DECEMBER 31, 2012

Noted below is a discussion of our results of operations for the years ended December 31, 2013 and 2012. Our portfolio investment activity commenced on December 12, 2011, therefore, there are no meaningful results of operations for the year ended December 31, 2011 to present for comparative purposes.

Total Investment Income, Operating Expenses, Net Assets

For the years ended December 31, 2013 and 2012, our total investment income was approximately $2.8 million and $1.9 million, respectively, consisting predominately of interest income. As of December 31, 2013 the portfolio had a weighted average annual effective yield on investments of approximately 7.5% compared to 9.9% as of December 31, 2012 and our average investment portfolio for the year ended December 31, 2013 was $33.7 million compared to $16.4 million for the year ended December 31, 2012. The increase in interest income is primarily due to the growth in our total portfolio resulting from the investment of additional equity capital raised and borrowings under our Credit Facility offset by the decline in the effective yield on investments. The decline in yield is largely due to the repayment of four LMM investments during the year, which are higher yielding than the private placement investments. The decline in yield is also attributable to an overall lower interest rate environment. Additionally, during the year ended December 31, 2013, we recognized $80,000 of PIK interest income compared to $25,000 for the same period in 2012. This increase is largely due to an investment which had a technical default during the period, resulting in additional PIK interest being earned. This investment was sold in the fourth quarter of 2013. We expect further increases in investment income in future periods due to (i) a growing base of portfolio company investments, and (ii) investments being held for the entire period relative to incremental net investment activity during each quarter.

For the year ended December 31, 2013, expenses, net of base management fee, incentive fee and administrative services expenses waivers and expense support payment, were approximately $1.1 million as compared to expenses of approximately $739,000 for the year ended December 31, 2012. The increase in expenses is primarily due to an increase in interest expense of $103,000, professional fees expense of $160,000, other general and administrative expense of $126,000. Interest expense increased due to an increase in the average borrowings during the period. Average borrowings were $9.7 million for the year ended December 31, 2013 compared to $7.2 million for the year ended December 31, 2012. As of December 31, 2013 and December 31, 2012, the interest rate on borrowings was approximately 3%. The average borrowing rate for the year ended December 31, 2012 was LIBOR plus 2.85% compared to the borrowing rate in effect for the year ended December 31, 2013 of LIBOR plus 2.75%. Professional fees increased due to additional legal costs related to the share repurchase program and the application for exemptive relief. Other general and administrative expenses increased due to additional banking costs, trade costs and other costs associated with the increase in the overall portfolio size. During the year, we entered into an expense support and conditional reimbursement agreement with our Adviser, in which the Adviser agreed to pay us an amount necessary to achieve a reasonable level of expenses in relation to investment income. Pursuant to this agreement, the Adviser made a payment to us for $153,000, reducing our expenses.

For the year ended December 31, 2013, the net increase in net assets resulting from operations (gross of stockholder distributions declared) was approximately $2.2 million. The increase was attributable to net investment income of approximately $1.7 million, realized gains of approximately $27,000, and unrealized appreciation on investments of approximately $421,000.

For the year ended December 31, 2012, the net increase in net assets was approximately $1.2 million. The increase was primarily attributable to net investment income of approximately $1.1 million, realized gains of approximately $14,000 and unrealized appreciation on investments of approximately $87,000.

Liquidity and Capital Resources

Cash Flows

For the year ended December 31, 2013, we experienced a net increase in cash and cash equivalents of approximately $4.5 million. During that period, we used approximately $36.5 million of cash in our operating activities from a net increase in net assets resulting from operations of approximately $2.2 million and the repayment of portfolio debt investments of $16.6 million, offset by the purchase of new portfolio debt investments of $57.9 million. During the year ended December 31, 2013, approximately $41.0 million was generated from financing activities, which principally consisted of a net $7 million increase in borrowings under the Credit Facility, $35.3 million in net Offering proceeds received, and $1.2 million in cash distributions paid to stockholders.

For the year ended December 31, 2012, we experienced a net increase in cash and cash equivalents of approximately $890,000. During that period, we generated approximately $1.3 million of cash from our operating activities from a net increase in net assets resulting from operations of approximately $1.2 million and the repayment of portfolio debt investments of $9.7 million, offset by the purchase of new portfolio debt investments of $9.1 million. During the year ended December 31, 2012, approximately $384,000 was used in financing activities, which principally consisted of a net $500,000 reduction in borrowings, $1.3 million in net Offering proceeds received, and $1.0 million in cash distributions paid to stockholders.

For the period from inception (November 22, 2011) through December 31, 2011, we experienced a net increase in cash and cash equivalents of approximately $942,000. During that period, we used approximately $9.0 million in our operating activities from a net increase in net assets resulting from operations of approximately $20,000 for the purchase of new portfolio debt investments of approximately $9.0 million, offset by the repayment of portfolio debt investments of approximately $106,000. For the period from inception (November 22, 2011) to December 31, 2011 we generated approximately $10.0 million of cash from our financing activities which principally consisted of proceeds from the issuance of membership interests.

Initial Offering

During the year ended December 31, 2013, we raised proceeds of $40.7 million from the Offering, including proceeds from the distribution reinvestment plan, and made payments of $3.7 million for selling commissions and dealer manager fees. We also incurred an obligation for $610,000 of Offering costs related to the Offering.

During the year ended December 31, 2012, we raised proceeds of $1.4 million from the Offering, including proceeds from the distribution reinvestment plan, and made payments of $109,000 for selling commissions and dealer manager fees. We also incurred an obligation for $21,000 of Offering costs related to the Offering.

Our registration statement was declared effective June 4, 2012. During the period from inception through December 31, 2011, no funds were raised in the public offering.

Distributions

The following table reflects the cash distributions per share that the Company has declared on its common stock during the year ended December 31, 2013 (in thousands except per share amounts).

	Distributions
For the Period Ended	Per Share	Amount
Three months ended December 31, 2013	$0.18	$743
Three months ended September 30, 2013	$0.17	$513
Three months ended June 30, 2013	$0.18	$356
Three months ended March 31, 2013	$0.17	$243

The following table reflects the cash distributions per share that the Company has declared on its common stock during the year ended December 31, 2012 (in thousands except per share amounts).

	Distributions
For the Period Ended	Per Share	Amount
Three months ended December 31, 2012	$0.17	$217
Three months ended September 30, 2012	$0.18	$199
One month ended June 30, 2012	$0.06	$65
Five months ended May 31, 2012	$0.53	$600
There were no distributions declared for the period from inception (November 22, 2011) to December 31, 2011.

On December 19, 2013, with the authorization of the Company’s board of directors, the Company declared distributions to its stockholders for the period of January 2014 through March 2014. These distributions have been, or will be, calculated based on stockholders of record each day from January 1, 2014 through March 31, 2014 in an amount equal to $0.00191781 per share, per day (which represents an annualized distribution yield of 7% based on the Company's current public offering price of $10.00 per share, if it were maintained every day for a twelve-month period). Distributions are paid on the first business day following the completion of each month to which they relate.

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

In order to satisfy the Code requirements applicable to a RIC, we must distribute to our stockholders substantially all of our taxable income on an annual basis; however, we may elect to spillover certain excess undistributed taxable income from one tax year into the next tax year, which would require us to pay a 4% non-deductible excise tax on such excess undistributed taxable income. In 2012, we estimated approximately $117,000, or $0.09 per share, of our taxable income for 2012 which was distributed in 2013 prior to the filing of our federal income tax return for the 2012 taxable year, would be subject to the 4% nondeductible excise tax. In 2013, we estimate that approximately $7,000, or $0.001 per share, of our taxable income for 2013 will be distributed in 2014, prior to the filing of our federal income tax return for our 2013 taxable year. We anticipate that none of this will be subject to the 4% nondeductible excise tax.

Capital Resources

As of December 31, 2013, we had approximately $6.4 million in cash and cash equivalents and our net asset value totaled approximately $48.1 million equating to approximately $8.91 per share.  The change from the December 31, 2012 net asset value per share of $8.86 was due primarily to a net increase in net assets resulting from operations in excess of distributions declared.

On May 24, 2012, HMS Income LLC entered into a $15 million senior secured revolving credit facility with Capital One, National Association (“Capital One”) and immediately borrowed $7 million under the facility (the “Credit Facility”). The Company became the borrower under the Credit Facility as a result of the Merger Transaction. The Credit Facility has an accordion provision allowing increases in borrowing of up to $60 million, for a total facility of up to $75 million, subject to certain conditions. The proceeds from the initial borrowing under the Credit Facility and working capital were used to repay the Main Street Facility, which had an outstanding balance of $7.5 million at the time of repayment. On August 16, 2013, the Company expanded the available capacity under the Credit Facility from $15 million to $25 million. The credit facility was further amended on November 25, 2013, increasing the capacity of the Credit Facility from $25 million to $30 million. With the amendment to expand the Credit Facility, certain restrictions were added including requirements that the Company (i) notify the administrative agent of the occurrence of certain events relating to the Adviser or certain breaches under the Advisory

Agreement and (ii) seek written approval from the administrative agent prior to entering into any material amendment, waiver or other modification of any provision of the Advisory Agreement. Additionally, the amendment includes as an event of default under the Credit Facility the Company’s failure to cause the Adviser to comply with all terms and conditions of the control agreement between the Company, the Company’s custodian and the administrative agent and any other custodial agreement. Borrowings under the Credit Facility bear interest, subject to the Company’s election, on a per annum basis equal to (i) the applicable LIBOR rate plus 2.75% or (ii) the base rate plus 1.5%. The base rate is defined as the higher of (a) the prime rate or (b) the Federal Funds Rate (as defined in the credit agreement) plus 0.5%. As of December 31, 2013, we exercised our LIBOR election, thus setting a rate of 3.0%. Borrowings under the Credit Facility are secured by all of our assets as well as all of the assets, and a pledge of equity ownership interests, of any of our future subsidiaries, which would be joined as guarantors. The credit agreement for the Credit Facility contains affirmative and negative covenants usual and customary for leveraged financings, including, but not limited to: (i) maintaining an interest coverage ratio of at least 2.0 to 1.0 (ii) maintaining an asset coverage ratio of at least 2.25 to 1.0 and (iii) maintaining a minimum adjusted tangible net worth of at least 80% of our adjusted tangible net worth on the closing date of the Credit Facility. As of December 31, 2013, our interest coverage ratio was 5.1 to 1, our asset coverage ratio was 4.4 to 1, and our tangible net worth was 101% of our adjusted tangible net worth at the closing date of the Credit Facility. Additionally, we must provide information to Capital One on a regular basis, preserve our corporate existence, comply with applicable laws, including the 1940 Act, pay obligations when they become due, and invest the proceeds of the Offering in accordance with our investment objectives and strategies. Further, the credit agreement contains usual and customary default provisions including, without limitation: (i) a default in the payment of interest and principal; (ii) our insolvency or bankruptcy; (iii) a material adverse change in our business; or (iv) breach of any covenant, representation or warranty in the credit agreement or other credit documents and failure to cure such breach within defined periods. As of December 31, 2013, we are not aware of any instances of noncompliance with covenants related to the credit agreement. The expiration date of the Credit Facility is May 24, 2015, and we have two, one year extension options with lender approval.

During the year ended December 31, 2013, we raised proceeds of approximately $40.7 million from the Offering, including proceeds from the distribution reinvestment plan, and made payments of $3.7 million for selling commissions and dealer manager fees. We also incurred an obligation of $610,000 of Offering costs related to the Offering.

We anticipate that we will continue to fund our investment activities through existing cash and cash equivalents, income earned from our investments, net capital raised from our Offering, and borrowings under our Credit Facility. Our primary uses of funds will be investments in portfolio companies, operating expenses and cash distributions to holders of our common stock.

In addition, as a BDC, we generally are required to meet a coverage ratio of total assets to total senior securities, which include borrowings and any preferred stock we may issue in the future, of at least 200%. Stated differently, the amount outstanding under our Credit Facility as a percentage of our total assets cannot exceed 50%. As of December 31, 2013, this percentage was 18%. This requirement limits the amount that we may borrow. As of December 31, 2013, we had capacity under our Credit Facility to borrow approximately an additional $16.0 million.

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

Contractual Obligations

As of December 31, 2013, we had $14.0 million in borrowings outstanding under the Credit Facility. Unless extended, the Credit Facility will expire May 24, 2015. The Credit Facility contains two, one year extension options from which we could extend the maturity to May 24, 2017. See above for a description of the Credit Facility.

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings at December 31, 2013 is as follows:

	Payments Due By Period (dollars in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Credit Facility(1)	$14,000	$—	$14,000	$—	$—

(1)
At December 31, 2013, $16 million remained available under our Credit Facility; however, our borrowing ability is limited to the asset coverage ratio restrictions imposed by the 1940 Act, as discussed above.

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

In January 2013, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (“ASU 2013-01”).  ASU 2013-01 limits the scope of the new balance sheet offsetting disclosure requirements to derivatives (including bifurcated embedded derivatives), repurchase agreements and reverse repurchase agreements, and certain securities borrowing and lending arrangements. Public companies are required to apply ASU 2013-01 prospectively for interim and annual reporting periods beginning after January 1, 2013.

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (“ASU 2013-04”).  ASU 2013-04 provides additional guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. Public companies are required to apply ASU 2013-04 prospectively for interim and annual reporting periods beginning after December 15, 2013.
In June 2013, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2013-08, Financial Services-Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements (“ASU 2013-08”).  ASU 2013-08 amends the criteria that define an investment company, clarifies the measurement guidance and requires certain additional disclosures. Public companies are required to apply ASU 2013-08 prospectively for interim and annual reporting periods beginning after December 15, 2013.
From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that are adopted by us as of the specified effective date. We believe that the impact of recently issued standards that have been issued and any that are not yet effective will not have a material impact on its financial statements upon adoption.
Off-Balance Sheet Arrangements

As of December 31, 2013, and December 31, 2012 we had no off-balance sheet arrangements.

Recent Developments and Subsequent Events

From January 1, 2014 through February 28, 2014, we have raised approximately $27.6 million million in the public offering. During this period, we have funded approximately $30.3 million in private placement investments and received proceeds from repayments and dispositions of approximately $6.0 million.

On February 20, 2014, we filed a tender offer statement on Schedule TO with the SEC, to commence an offer by the Company to purchase, as approved by the board of directors, 66,217.23 shares of the Company's issued and outstanding common stock, par value $0.001 per share. The offer is for cash at a purchase price of $8.85 per share, which is the net asset value per share as of February 18, 2014, as determined by the Pricing Committee of the board of directors.

On February 27, 2014, the board of directors received and accepted the resignation of Charles N. Hazen from his position as Chairman of the board of directors and member of the Pricing Committee, effective February 27, 2014. Mr. Hazen’s decision to resign from his position was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. On February 28, 2014, the Board appointed Sherri W. Schugart as the Chairperson of the board of directors and member of the Pricing Committee. With this appointment, Ms. Schugart now holds the positions of Chairperson, Chief Executive Officer and President.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, in particular changes in interest rates. Changes in interest rates may affect our interest income from portfolio investments, the fair value of our fixed income investments, and our cost of funding.

Our interest income will be affected by changes in various interest rates, including LIBOR and prime rates, to the extent any of our debt investments include floating interest rates. As of December 31, 2013, approximately 90.5% of our portfolio investments (based on cost) contained floating interest rates, the majority of which had index floors between 100 and 150 basis points. As of December 31, 2013, all floating rate investments have floor interest rates in excess of the LIBOR or prime rate in effect on that date. Assuming no changes to our investment portfolio and taking into account the interest rate floors, a 1% increase in interest rates over the next twelve months would increase our interest income from debt investments by approximately $28,000. Given that nearly all floating rate debt instruments have interest rate floors at or above 100 basis points, a decline in interest rates by 1% would not result in a change in interest income over the next twelve months.

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

Because we borrow money to make investments, our net investment income is partially dependent upon the difference between the interest rate at which we invest borrowed funds and the interest rate at which we borrow funds. In periods of rising interest rates and when we have borrowed capital with floating interest rates, then our interest expense would increase, which could increase our financing costs and reduce our net investment income, especially to the extent we hold fixed-rate debt investments. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. Pursuant to the terms of the Credit Facility which we maintain with Capital One (see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — “Liquidity and Capital Resources”), as of December 31, 2013 we borrow at a floating rate of LIBOR plus 2.75%. Therefore, given our current level of borrowing of $14.0 million, a 1% upward change in interest rates for the next twelve months would increase our interest expense by approximately $140,000, respectively. As of December 31, 2013, the LIBOR rate was less than 100 basis points. Therefore, a 1% decline in interest rates would result in interest charged on the Credit Facility equal to only the spread of 2.75%, reducing interest expense by approximately $23,000.

If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. As of December 31, 2013, we had not entered into any interest rate hedging arrangements.

Item 8. Financial Statements and Supplementary Data

Index to Audited Financial Statements

Report of Independent Registered Public Accounting Firm	58
Balance Sheets as of December 31, 2013 and 2012	59
Statements of Operations for the Years Ended December 31, 2013, 2012, and for the Period from Inception (November 22, 2011) to December 31, 2011	60
Statements of Changes in Net Assets for the Years Ended December 31, 2013 and 2012, and for the Period from Inception (November 22, 2011) to December 31, 2011	61
Statements of Cash Flows for the Years Ended December 31, 2013, 2012, and for the Period from Inception (November 22, 2011) to December 31, 2011	62
Schedules of Investments as of December 31, 2013 and 2012	63
Notes to Financial Statements	65

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
HMS Income Fund Inc.

We have audited the accompanying balance sheets of HMS Income Fund Inc. (a Maryland corporation) (the “Company”), including the schedule of investments, as of December 31, 2013 and 2012, and the related statements of operations, changes in net assets, and cash flows for each of the two years in the period ended December 31, 2013 and the period from inception (November 22, 2011) to December 31, 2011 and the financial highlights (see Note 5) for each of the two years in the period ended December 31, 2013 and the period from inception (November 22, 2011) to December 31, 2011. These financial statements and financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included verification by confirmation of securities as of December 31, 2013 and 2012, by correspondence with the portfolio companies and custodians, or by other appropriate auditing procedures where replies were not received. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of HMS Income Fund Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2013 and the period from inception (November 22, 2011) to December 31, 2011 and the financial highlights for each of the two years in the period ended December 31, 2013 and the period from inception (November 22, 2011) to December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Houston, Texas
March 7, 2014

PART I — FINANCIAL INFORMATION

HMS Income Fund, Inc.
Balance Sheets
(in thousands, except share and per share amounts)

	December 31, 2013	December 31, 2012
ASSETS
Portfolio investments at fair value:
Non-Control/Non-Affiliate investments (amortized cost: $66,410 and $16,081 as of December 31, 2013 and December 31, 2012, respectively)	$66,882	$16,132
Total portfolio investments	66,882	16,132

Cash	6,356	1,832
Interest receivable	399	58
Prepaid and other assets	109	82
Due from Main Street Capital Corporation	19	1,003
Deferred offering costs (net of accumulated amortization of $631 and $21 as of December 31, 2013 and December 31, 2012, respectively)	3,688	2,508
Deferred financing costs (net of accumulated amortization of $144 and $50 as of December 31, 2013 and December 31, 2012, respectively)	168	210
Total assets	$77,621	$21,825

LIABILITIES
Accounts payable and other liabilities	$71	$114
Payable for unsettled trades	2,608	290
Stockholder distributions payable	295	76
Due to affiliates	3,771	2,922
Payable for securities purchased	8,799	—
Note payable	14,000	7,000
Total liabilities	29,544	10,402

Commitments and Contingencies

NET ASSETS
Common stock, $.001 par value; 150,000,000 shares authorized, 5,396,967 and 1,289,472 issued and outstanding as of December 31, 2013 and December 31, 2012, respectively	5	1
Additional paid in capital	47,600	11,248
Accumulated net investment income, net of stockholder distributions	—	109
Accumulated net realized gain on investment, net of stockholder distributions	—	14
Net unrealized appreciation	472	51
Total net assets	48,077	11,423

Total liabilities and net assets	$77,621	$21,825

Net asset value per share	$8.91	$8.86

See notes to the financial statements.

HMS Income Fund, Inc.
Statements of Operations
(in thousands, except shares and per share and per unit amounts)

	Year Ended December 31, 2013	Year Ended December 31, 2012	For the Period from Inception (November 22, 2011) through December 31, 2011
INVESTMENT INCOME
Interest income
Non-Control/Non-Affiliate investments	$2,758	$1,238	$90
Affiliate investments	—	635	—
Total interest income	2,758	1,873	90
EXPENSES
Interest expense	419	316	16
Base management and incentive fees	784	358	—
Administrative services expenses	1,018	438	—
Professional fees	361	201	—
Insurance	186	108	—
Other general and administrative	240	114	18
Expenses before fee and expense waivers and expense support payment	3,008	1,535	34
Waiver of management and incentive fees	(784)	(358)	—
Waiver of administrative services expenses	(1,018)	(438)	—
Expense support payment from Adviser	(153)	—	—
Total expenses, net of fee and expense waivers and expense support payment	1,053	739	34

NET INVESTMENT INCOME	1,705	1,134	56

NET REALIZED GAIN FROM INVESTMENTS
Non-Control/Non-Affiliate investments	27	2	—
Affiliate investments	—	12	—
Total realized gain from investments	27	14	—

NET REALIZED INCOME	1,732	1,148	56

NET UNREALIZED APPRECIATION (DEPRECIATION)
Non-Control/Non-Affiliate investments	421	62	(36)
Affiliate investments	—	25	—
Total net unrealized appreciation (depreciation)	421	87	(36)
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$2,153	$1,235	$20
NET INVESTMENT INCOME PER SHARE/UNIT – BASIC AND DILUTED	$0.64	$0.99	$0.05
NET REALIZED INCOME PER SHARE/UNIT – BASIC AND DILUTED	$0.65	$1.00	$0.05
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE/UNIT – BASIC AND DILUTED	$0.81	$1.08	$0.02
DISTRIBUTIONS DECLARED PER SHARE/UNIT	$0.70	$0.94	$—
WEIGHTED AVERAGE SHARES/UNITS OUTSTANDING – BASIC AND DILUTED	2,648,689	1,151,554	1,111,111

See notes to the financial statements.

HMS Income Fund, Inc.
Statements of Changes in Net Assets
(in thousands, except number of shares)

	Membership Interests		Common Stock
	Number of Units	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Net Investment Income, Net of Stockholder Distributions	Accumulated Net Realized Gain	Net Unrealized Appreciation	Total Net Assets
Balance at Inception (November 22, 2011)	—	$—	—	$—	$—	$—	$—	$—	$—
Balance at Membership Interest purchase	1,111,111	1	—	—	$9,999	$—	$—	$—	$10,000
Net increase in net assets resulting from operations	—	—	—	—	$—	$56	$—	$(36)	$20
Balance at December 31, 2011	1,111,111	$1	—	$—	$9,999	$56	$—	$(36)	$10,020
Merger transaction - May 31, 2012	(1,111,111)	(1)	1,123,157	1	—	—	—	—	—
Issuance of common stock due to stock dividend			25,274	—	—	—			—
Issuance of common stock	—	—	141,041	—	1,379	—	—	—	1,379
Selling commissions and dealer manager fees	—	—	—	—	(109)	—	—	—	(109)
Offering costs	—	—	—	—	(21)	—	—	—	(21)
Stockholder distributions declared	—	—	—	—	—	(1,081)	—	—	(1,081)
Net increase in net assets resulting from operations	—	—	—	—	—	1,134	14	87	1,235
Balance at December 31, 2012	—	$—	1,289,472	$1	$11,248	$109	$14	$51	$11,423
Issuance of common stock	—	—	4,107,495	4	40,692	—	—	—	40,696
Redemption of common stock	—	—	—	—	(4)	—	—	—	(4)
Selling commissions and dealer manager fees	—	—	—	—	(3,726)	—	—	—	(3,726)
Offering costs	—	—	—	—	(610)	—	—	—	(610)
Stockholder distributions declared	—	—	—	—	—	(1,814)	(41)	—	(1,855)
Net increase in net assets resulting from operations	—	—	—	—	—	1,705	27	421	2,153
Balance at December 31, 2013	—	$—	5,396,967	$5	$47,600	$—	$—	$472	$48,077

See notes to the financial statements.

HMS Income Fund, Inc.
Statements of Cash Flows
(in thousands)

	Year Ended December 31, 2013	Year Ended December 31, 2012	For the Period from Inception (November 22, 2011) through December 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$2,153	$1,235	$20
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Principal repayments received, proceeds from sales of investments in portfolio companies	16,627	9,675	106
Purchase of investments in portfolio companies of Main Street Capital Corporation	—	—	(9,029)
Investments in portfolio companies	(57,856)	(9,148)	—
Net unrealized (appreciation) of portfolio investments	(421)	(87)	36
Net realized (gain) on sale of portfolio investments	(27)	(14)	—
Amortization of deferred financing costs	94	77	2
Accretion of unearned income	(194)	(146)	—
Net payment-in-kind interest accrual	(80)	(25)	—
Changes in other assets and liabilities:
Interest receivable	(341)	(32)	(26)
Prepaid and other assets	(27)	(82)	—
Due from Main Street Capital Corporation	984	(833)	(170)
Due to affiliates	304	268	14
Accounts payable and other liabilities	(43)	96	18
Payable for unsettled trades	2,318	290	—
Net cash provided by (used in) operating activities	(36,509)	1,274	(9,029)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from membership interests purchase	—	—	10,000
Proceeds from issuance of common stock	39,657	1,379	—
Redemption of common shares	(4)	—	—
Payment of selling commissions and dealer manager fees	(3,732)	(109)	—
Payment of deferred offering costs	(629)	—	—
Payment of stockholder distributions	(1,207)	(1,005)	—
Proceeds on note payable	21,800	7,000	—
Repayments on note payable	(14,800)	—	—
Repayments on note payable from Main Street Capital Corporation	—	(7,500)	—
Payment of deferred financing costs	(52)	(149)	(29)
Net cash provided by (used in) financing activities	41,033	(384)	9,971

Net increase in cash and cash equivalents	4,524	890	942

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	1,832	942	—

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$6,356	$1,832	$942

See notes to the financial statements.

HMS Income Fund, Inc.
Schedule of Investments
As of December 31, 2013
(dollars in thousands)

Portfolio Company (1)	Business Description	Type of Investment (1)	Principal (5)	Cost (5)	Fair Value

Non-Control/Non-Affiliate Investments (2)
ABG Intermediate Holdings 2, LLC (6)	Trademark Licensing of Clothing	LIBOR Plus 5.00%, Current Coupon 6.00%, Secured Debt (Maturity - June 28, 2019)	$1,500	$1,492	$1,496
Allflex Holdings III Inc. (6)	Manufacturer of Livestock Identification Products	LIBOR Plus 7.00%, Current Coupon 8.00%, Secured Debt (Maturity - July 19, 2021)	950	969	964
Ameritech College Operations, LLC (8) (10)	For-Profit Nursing and Healthcare College	18% Secured Debt (Maturity - March 9, 2017)	750	750	750
AMF Bowling Centers, Inc. (6)	Bowling Alley Operator	LIBOR Plus 7.50%, Current Coupon 8.75%, Secured Debt (Maturity - June 29, 2018)	988	959	995
Ancile Solutions, Inc. (6)	Provider of eLearning Solutions	LIBOR Plus 5.00%, Current Coupon 6.25%, Secured Debt (Maturity - July 15, 2018)	1,234	1,224	1,234
Answers Corporation (6) (9)	Consumer Internet Search Services Provider	LIBOR Plus 5.50%, Current Coupon 6.50%, Secured Debt (Maturity - December 20, 2018)	1,500	1,485	1,485
Apria Healthcare Group, Inc. (6)	Home Healthcare Equipment	LIBOR Plus 5.50%, Current Coupon 6.75%, Secured Debt (Maturity - April 6, 2020)	995	995	1,000
Artel, LLC (6) (9)	Land-Based and Commercial Satellite Provider	LIBOR Plus 6.00%, Current Coupon 7.25%, Secured Debt (Maturity - November 27, 2017)	1,188	1,152	1,170
Atkins Nutritionals Holdings II, Inc. (6)	Weight Management Food Products	LIBOR Plus 5.00%, Current Coupon 6.25%, Secured Debt (Maturity - January 2, 2019)	993	983	1,005
BBTS Borrower LP (6)	Oil & Gas Exploration and Midstream Services	LIBOR Plus 6.50%, Current Coupon 7.75%, Secured Debt (Maturity - June 4, 2019)	1,489	1,482	1,503
Blackhawk Specialty Tools LLC (6)	Oilfield Equipment & Services	LIBOR Plus 5.25%, Current Coupon 6.50%, Secured Debt (Maturity - August 1, 2019)	1,500	1,500	1,496
Bluestem Brands, Inc. (6)	Multi-Channel Retailer of General Merchandise	LIBOR Plus 6.50%, Current Coupon 7.50%, Secured Debt (Maturity - December 6, 2018)	1,000	980	990
California Healthcare Medical Billing, Inc. (8) (10)	Outsourced Billing & Revenue Cycle Management	12% Secured Debt, (Maturity - October 17, 2015)	750	750	750
CDC Software Corporation (6)	Enterprise Application Software	LIBOR Plus 6.00%, Current Coupon 7.25%, Secured Debt (Maturity - August 6, 2018)	743	737	749
Cedar Bay Generation Company LP (6)	Coal-Fired Cogeneration Plant	LIBOR Plus 5.00%, Current Coupon 6.25%, Secured Debt (Maturity - April 23, 2020)	885	876	892
Collective Brands Finance, Inc. (6)	Specialty Footwear Retailer	LIBOR Plus 6.00%, Current Coupon 7.25%, Secured Debt (Maturity - October 19, 2019)	496	496	499
e-Rewards, Inc. (6)	Provider of Digital Data Collection	LIBOR Plus 5.00%, Current Coupon 6.00%, Secured Debt (Maturity - October 29, 2018)	1,000	980	994
Excelitas Technologies Corp. (6)	Lighting and Sensor Components	LIBOR Plus 5.00%, Current Coupon 6.00%, Secured Debt (Maturity - November 2, 2020)	989	980	997
Fender Musical Instruments Corporation (6)	Manufacturer of Musical Instruments	LIBOR Plus 4.50%, Current Coupon 5.75%, Secured Debt (Maturity - April 3, 2019)	448	443	455
FishNet Security, Inc. (6)	Information Technology Value-Added Reseller	LIBOR Plus 5.00%, Current Coupon 6.25%, Secured Debt (Maturity - November 30, 2017)	1,980	1,963	1,989
Fram Group Holdings, Inc. (6) (9)	Manufacturer of Automotive Maintenance Products	LIBOR Plus 5.00%, Current Coupon 6.50%, Secured Debt (Maturity - July 31, 2017)	1,500	1,489	1,489
Getty Images, Inc. (6)	Digital Photography and Video Content Marketplace	LIBOR Plus 3.50%, Current Coupon 4.75%, Secured Debt (Maturity - October 18, 2019)	997	895	933
Golden Nugget, Inc. (6)	Hotels & Casinos in Las Vegas and Louisiana	LIBOR Plus 4.50%, Current Coupon 5.50%, Secured Debt (Maturity - November 21, 2019)	700	693	712
iEnergizer Limited (6) (7) (9)	Provider of Business Outsourcing Solutions	LIBOR Plus 6.00%, Current Coupon 7.25%, Secured Debt (Maturity - May 1, 2019)	1,437	1,413	1,417
Inn of the Mountain Gods Resort and Casino	Hotel & Casino	9.25% Secured Bond (Maturity - November 30, 2020)	1,000	955	968
Ipreo Holdings LLC (6) (9)	Application Software for Capital Markets	LIBOR Plus 4.00%, Current Coupon 5.00%, Secured Debt (Maturity - August 5, 2017)	732	732	743
Jackson Hewitt Tax Service Inc. (6)	Tax Preparation Services	LIBOR Plus 8.50%, Current Coupon 10.00%, Secured Debt (Maturity - October 16, 2017)	1,000	1,000	995
Joernes Healthcare, LLC (6)	Health Care Equipment & Supplies	LIBOR Plus 5.00%, Current Coupon 6.25%, Secured Debt (Maturity - March 28, 2018)	993	984	973
Keypoint Government Solutions, Inc. (6)	Pre-Employment Screening Services	LIBOR Plus 6.00%, Current Coupon 7.25%, Secured Debt (Maturity - November 13, 2017)	920	915	910
Larchmont Resources, LLC (6)	Oil & Gas Exploration & Production	LIBOR Plus 7.25%, Current Coupon 8.50%, Secured Debt (Maturity - August 7, 2019)	746	750	760
Learning Care Group (US) No. 2 Inc. (6)	Provider of Early Childhood Education	LIBOR Plus 4.75%, Current Coupon 6.00%, Secured Debt (Maturity - May 8, 2019)	998	988	1,004
LJ Host Merger Sub, Inc. (6) (9)	Managed Services and Hosting Provider	LIBOR Plus 4.75%, Current Coupon 6.00%, Secured Debt (Maturity - December 13, 2019)	1,000	990	995
		LIBOR Plus 8.75%, Current Coupon 10.00%, Secured Debt (Maturity - December 11, 2020)	500	490	498
				1,480	1,493
MAH Merger Corporation (6)	Sports-Themed Casual Dining Chain	LIBOR Plus 4.50%, Current Coupon 5.75%, Secured Debt (Maturity - July 19, 2019)	1,500	1,500	1,493
MediMedia USA, Inc. (6)	Provider of Health Care Media and Marketing	LIBOR Plus 6.75%, Current Coupon 8.00%, Secured Debt (Maturity - November 20, 2018)	995	967	973
MedSolutions Holdings, Inc. (6)	Specialty Benefit Management	LIBOR Plus 5.25%, Current Coupon 6.50%, Secured Debt (Maturity - July 8, 2019)	975	966	974
Mitel US Holdings, Inc. (6)	Manufacturer of Battery Components	LIBOR Plus 4.50%, Current Coupon 7.00%, Secured Debt (Maturity - December 19, 2019)	893	884	896
MP Assets Corporation (6)	Manufacturer of Battery Components	LIBOR Plus 4.50%, Current Coupon 5.50%, Secured Debt (Maturity - December 19, 2019)	1,000	990	998
National Vision, Inc. (6)	Discount Optical Retailer	LIBOR Plus 5.75%, Current Coupon 7.00%, Secured Debt (Maturity - August 2, 2018)	730	721	732
Neenah Foundry Company (6)	Operator of Iron Foundries	LIBOR Plus 5.50%, Current Coupon 6.75%, Secured Debt (Maturity - August 26, 2017)	12	12	12
NRC US Holding Company LLC (6)	Environmental Services Provider	LIBOR Plus 4.50%, Current Coupon 5.50%, Secured Debt (Maturity - July 30, 2019)	975	970	977
Orbitz Worldwide, Inc. (6) (7)	Online Travel Agent	LIBOR Plus 4.75%, Current Coupon 5.75%, Secured Debt (Maturity - March 25, 2019)	498	498	500
Panolam Industries International, Inc. (6)	Decorative Laminate Manufacturer	LIBOR Plus 6.00%, Current Coupon 7.25%, Secured Debt (Maturity - August 23, 2017)	905	897	875
Permian Holdings, Inc.	Storage Tank Manufacturer	10.50% Secured Bond (Maturity - January 15, 2018)	910	888	896
Pitney Bowes Management Services Inc. (6)	Provider of Document Management Services	LIBOR Plus 6.25%, Current Coupon 7.50%, Secured Debt (Maturity - October 1, 2019)	998	988	1,005
Polyconcept Financial B.V. (6)	Promotional Products to Corporations and Consumers	LIBOR Plus 4.75%, Current Coupon 6.00%, Secured Debt (Maturity - June 28, 2019)	975	966	979
Ravago Holdings America, Inc. (6) (9)	Polymers Distributor	LIBOR Plus 4.50%, Current Coupon 5.50%, Secured Debt (Maturity - December 20, 2020)	1,250	1,238	1,253
Relativity Media, LLC	Full-scale Film and Television Production and Distribution	10.00% Secured Debt (Maturity - May 30, 2015)	1,976	1,976	1,976
SCE Partners, LLC (6)	Hotel & Casino Operator	LIBOR Plus 7.25%, Current Coupon 8.25%, Secured Debt (Maturity - August 14, 2019)	1,000	990	930
Sotera Defense Solutions, Inc. (6)	Defense Industry Intelligence Services	LIBOR Plus 6.00%, Current Coupon 7.50%, Secured Debt (Maturity - April 21, 2017)	944	913	849
Sutherland Global Services, Inc. (6)	Business Process Outsourcing Provider	LIBOR Plus 6.00%, Current Coupon 7.25%, Secured Debt (Maturity - March 6, 2019)	963	945	965
Synagro Infrastructure Company, Inc. (6)	Waste Management Services	LIBOR Plus 5.25%, Current Coupon 6.25%, Secured Debt (Maturity - August 22, 2020)	998	978	989
TeleGuam Holdings, LLC (6)	Cable and Telecom Services Provider	LIBOR Plus 4.00%, Current Coupon 5.25%, Secured Debt (Maturity - December 10, 2018)	499	499	498
		LIBOR Plus 7.50%, Current Coupon 8.75%, Secured Debt (Maturity - June 10, 2019)	1,000	1,006	1,005
				1,505	1,503
Tervita Corporation (6) (7)	Oil and Gas Environmental Services	LIBOR Plus 5.00%, Current Coupon 6.25%, Secured Debt (Maturity - May 15, 2018)	996	990	1,002
The Topps Company, Inc. (6)	Trading Cards & Confectionary	LIBOR Plus 6.00%, Current Coupon 7.25%, Secured Debt (Maturity - October 2, 2018)	1,000	990	1,003
Therakos, Inc. (6)	Immune System Disease Treatment	LIBOR Plus 6.25%, Current Coupon 7.50%, Secured Debt (Maturity - December 27, 2017)	1,489	1,460	1,494
ThermaSys Corporation (6)	Manufacturer of Industrial Heat Exchanges	LIBOR Plus 4.00%, Current Coupon 5.25%, Secured Debt (Maturity - May 3, 2019)	1,500	1,482	1,489
Totes Isotoner Corporation (6)	Weather Accessory Retail	LIBOR Plus 5.75%, Current Coupon 7.25%, Secured Debt (Maturity - July 7, 2017)	944	952	949
Travel Leaders Group, LLC (6)	Travel Agency Network Provider	LIBOR Plus 6.00%, Current Coupon 7.00%, Secured Debt (Maturity - December 5, 2018)	1,500	1,470	1,481
Universal Fiber Systems, LLC (6)	Manufacturer of Synthetic Fibers	LIBOR Plus 5.75%, Current Coupon 7.50%, Secured Debt (Maturity - June 26, 2015)	1,699	1,678	1,707
Vantage Oncology, LLC	Outpatient Radiation Oncology Treatment Centers	9.50% Secured Bond (Maturity - August 7, 2017)	1,000	1,000	1,030
Visant Corporation (6) (10)	School Affinity Stores	LIBOR Plus 4.00%, Current Coupon 5.25%, Secured Debt (Maturity - December 22, 2016)	691	691	683
Vision Solutions, Inc. (6)	Provider of Information Availability Software	LIBOR Plus 4.50%, Current Coupon 6.00%, Secured Debt (Maturity - July 23, 2016)	1,000	990	1,004
Walker & Dunlop Inc. (6) (7) (9)	Real Estate Financial Services	LIBOR Plus 4.50%, Current Coupon 5.50%, Secured Debt (Maturity - December 20, 2020)	750	743	746
YP Holdings LLC (6)	Online and Offline Advertising Operator	LIBOR Plus 6.75%, Current Coupon 8.00%, Secured Debt (Maturity - June 4, 2018)	700	682	709
Total Non-Control/Non-Affiliate Investments (2) (3) (4) (100% of total Portfolio Investments at fair value)				$66,410	$66,882

(1)	See Note 3 - Fair Value Hierarchy for Investments for summary geographic location of portfolio companies

(2)	Non-Control/Non-Affiliate investments are defined by the Investment Company Act of 1940, as amended (the “1940 Act”) as investments that are neither Control investments nor Affiliate investments.

(3)
Control investments are defined by the 1940 Act as investments in which more than 25% of the voting securities are owned or where the ability to nominate greater than 50% of the board representation is maintained. As of December 31, 2013, the Company did not own any Control investments

(4)
Affiliate investments are defined by the 1940 Act as investments in which between 5% and 25% of the voting securities are owned, or an investment in an investment company’s investment adviser, and the investments are not classified as Control investments. As of December 31, 2013, the Company did not own any Affiliate investments.

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

(8)	Lower middle market investment.

(9)	Investment is under contract to purchase and met trade date accounting criteria as of December 31, 2013. Settlement occurred after December 31, 2013. See Note 2 for summary of Security Transactions.

(10)	Investment serviced by Main Street Partners pursuant to the Servicing Agreement. See Note 2 for summary of Investment Classification.

See notes to the financial statements.

HMS Income Fund, Inc.
Schedule of Investments
As of December 31, 2012
(dollars in thousands)

Portfolio Company (1)	Business Description	Type of Investment (1)	Principal (5)	Cost (5)	Fair Value
Non-Control/Non-Affiliate Investments (2)
Ameritech College Operations LLC (7) (8)	For-Profit Nursing and Healthcare College	18% Secured Debt (Maturity –March 9, 2017)	$750	$750	$750
CDC Software Corporation (6)	Enterprise Application Software	LIBOR plus 6%, Current Coupon 7.25%, Senior Secured Debt (Maturity – August 6, 2018)	748	741	752
California Healthcare Medical Billing, Inc. (7) (8)	Outsourced Billing and Revenue Cycle Management	12% Secured Debt (Maturity – October 17, 2015)	750	750	750
Fishnet Security, Inc.	Information Technology Value-Added Reseller	LIBOR Plus 6.50%, Current Coupon 7.75%, Secured Debt, (Maturity – November 30, 2017)	2,000	1,980	1,990
Flexera Software LLC (6)	Software Licensing	LIBOR plus 9.75%, Current Coupon 11.00%, Secured Debt (Maturity – September 30, 2018)	1,500	1,518	1,526
Ipreo Holdings LLC (6) (8)	Application Software for Capital Markets	LIBOR Plus 5.25%, Current Coupon 6.50%, Secured Debt (Maturity – August 5, 2017)	743	730	747
IRTH Holdings LLC (7) (8)	Damage Prevention Technology Information Services	12% Secured Debt (Maturity – December 29, 2015)	686	686	686
NAPCO Precast LLC (7) (8)	Precast Concrete Manufacturing	18.00% Secured Debt (Maturity – January 31, 2016)	750	750	750
National Vision, Inc. (6)	Discount Optical Reseller	LIBOR Plus 5.75%, Current Coupon 7.00%, Secured Debt (Maturity – August 2, 2018)	744	734	756
NRI Clinical Research LLC (7) (8)	Clinical Research Center	14.00% Secured Debt (Maturity – September 8, 2016)	646	646	646
Panolam Industries International, Inc. (6)	Decorative Laminate Manufacturer	LIBOR plus 6.00%, Current Coupon 7.25%, Secured Debt (Maturity – August 23, 2017)	714	707	713
Phillips Plastic Corporation (6) (8)	Custom Molder of Plastics and Metals	LIBOR Plus 5.00%, Current Coupon 6.50%, Secured Debt (Maturity – February 12, 2017)	741	735	738
Principle Environmental LLC (7) (8)	Noise Abatement Services	12.00% Secured Debt (Maturity – February 1, 2016)	750	750	750
UniTek Global Services, Inc. (6) (8)	Provider of Outsourced Infrastructure Services	LIBOR Plus 7.50%, Current Coupon 9.00%, Secured Debt (Maturity – April 15, 2018)	1,466	1,424	1,442
Universal Fiber Systems LLC (6)	Manufacturer of Synthetic Fibers	LIBOR plus 5.75%, Current Coupon 7.50%, Secured Debt (Maturity – June 26, 2015)	1,918	1,883	1,889
VFH Parent LLC (6) (8)	Electronic Trading and Market Making	LIBOR Plus 6.00%, Current Coupon 7.50%, Secured Debt (Maturity – July 8, 2016)	609	599	611
Visant Corporation (6) (8)	School Affinity Stores	LIBOR Plus 4.00%, Current Coupon 5.25%, Secured Debt (Maturity – December 22, 2016)	698	698	636
Total Non-Control/Non-Affiliate Investments (2) (3) (4) (100% of total Portfolio Investments at fair value)				$16,081	$16,132

(1)	See Note 3 - Fair Value Hierarchy for Investments for summary geographic location of portfolio companies.
(2)	Non-Control/Non-Affiliate investments are defined by the 1940 Act as investments that are neither Control investments nor Affiliate investments.
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
(8)	Investment serviced by Main Street Partners pursuant to the Servicing Agreement. See Note 2 for summary of Investment Classification

See notes to the financial statements.

HMS Income Fund, Inc.
Notes to the Financial Statements

 Note 1. Principal Business and Organization

HMS Income Fund, Inc. (the “Company”) was formed as a Maryland corporation on November 28, 2011 under the General Corporation Law of the State of Maryland. The Company is an externally managed, non-diversified closed-end investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company has elected to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company’s primary investment objective is to generate current income through debt and equity investments. A secondary objective of the Company is to generate long-term capital appreciation through such investments. On December 16, 2011, the Company filed a registration statement on Form N-2, as amended (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”) to register for sale up to $1.5 billion of shares of common stock (the “Offering”). Except as with respect to minimum offering requirements set by securities regulators of certain states, there is no minimum number of shares of common stock required to be sold in the Offering.

The business of the Company is managed by HMS Adviser LP (the “Adviser”), a Texas limited partnership and affiliate of Hines Interests Limited Partnership (“Hines”), pursuant to an Investment Advisory and Administrative Services Agreement dated May 31, 2012, as amended (the “Advisory Agreement”). On May 31, 2012, the Company and the Adviser also retained Main Street Capital Corporation (“Main Street”), a New York Stock Exchange listed BDC, as the Company’s investment sub-adviser under the Investment Advisers Act of 1940, as amended (the "Advisers Act"), pursuant to an Investment Sub-Advisory Agreement (the “Sub-Advisory Agreement”) to identify, evaluate, negotiate and structure prospective investments, make investment and portfolio management recommendations for approval by the Adviser, monitor the Company’s investment portfolio and provide certain ongoing administrative services to the Adviser. Main Street obtained a no-action letter from the SEC in November 2013 that permitted it to assign investment sub-adviser duties under the Sub-Advisory Agreement to MSC Adviser I, LLC (“MSC Adviser”), a wholly owned subsidiary of Main Street, and Main Street assigned such duties, and the Sub-Advisory Agreement was amended to reflect such change on December 31, 2013. The term “Sub-Adviser,” as used herein, refers to Main Street until December 31, 2013 and MSC Adviser thereafter. The Adviser and Sub-Adviser are collectively referred to herein as the “Advisers.” Upon the execution of the Sub-Advisory Agreement, Main Street became an affiliate of the Company. The Company has engaged Hines Securities, Inc. (the “Dealer Manager”), an affiliate of the Adviser, to serve as the dealer manager for the Offering. The Dealer Manager is responsible for marketing the Company’s shares of common stock being offered pursuant to the Offering.

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

The SEC declared the Registration Statement effective on June 4, 2012, and the Offering commenced shortly thereafter. The Company filed a post-effective amendment on March 28, 2013 for purposes of updating the Registration Statement under Section 10(a)(3) of the Securities Act of 1933, as amended, which the SEC declared effective on May 14, 2013. As of December 31, 2013, the Company had raised approximately $42.1 million, including proceeds from the distribution reinvestment plan of approximately $435,000. See Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Use of Proceeds from Registered Securities” for current information on the progress of our Offering.

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

Reclassifications

Purchases, sales and repayments of portfolio investments previously reported in the period from inception (November 22, 2011) through December 31, 2011, as investing activities in the Statement of Cash Flows in the prior year have been reclassified to operating activities on the Statement of Cash Flows to conform to the presentation for the years ended December 31, 2012 and December 31, 2013.

Use of Estimates

The preparation of the financial statements requires the Company to make estimates and judgments that affect the reported amounts and disclosures of assets, liabilities and contingencies as of the date of the financial statements and accompanying notes. The Company evaluates its assumptions and estimates on an ongoing basis. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. Additionally, application of the Company’s accounting policies involves exercising judgments regarding assumptions as to future uncertainties. Actual results may differ from these estimates under different assumptions or conditions. Significant estimates are used in the determination of fair value of investments. See Note 3 - Fair Value Hierarchy for Investments for a description of these estimates.

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

On December 12, 2011, HMS Income LLC acquired interests in 17 investments from Main Street and certain of its affiliates for approximately $16.5 million, (the “Purchase Transaction”), as evidenced by an Assignment and Assumption Agreement (the “Assignment Agreement”). Concurrently with the Purchase Transaction, HMS Income LLC and Main Street Partners entered into a Servicing Agreement (the “Servicing Agreement”), pursuant to which Main Street Partners agreed to perform certain services for HMS Income LLC with respect to investments acquired in the Purchase Transaction. As of December 31, 2013, the

Company owned three investments with respect to which Main Street Partners continues to provide service pursuant to the Servicing Agreement.

The legal nature of the Purchase Transaction and the intent of both HMS Income LLC and Main Street was to effectuate a sale thereby providing HMS Income LLC with an ownership of undivided interests in the acquired investments. In evaluating the transaction for sale accounting under the Accounting Standards Codification (“Codification” or “ASC”) 860, Transfers and Servicing (“ASC 860”), it was determined that, due to certain provisions within the Servicing Agreement, the investments acquired in the Purchase Transaction represented a secured loan to Main Street. The interest income related to these investments is reported as interest income of Affiliate investments for the period from June 1, 2012 to November 1, 2012 on the statement of operations.

On November 2, 2012, we and Main Street and its affiliates amended the Assignment Agreement and amended and restated the Servicing Agreement to conform the Assignment Agreement and the Servicing Agreement with the intent of the parties at the time of the consummation of the Purchase Transaction and to account for certain changed facts and circumstances. As a result of the amended Assignment and the amended and restated Servicing Agreement, as of November 2, 2012, the Purchase Transaction was and for the subsequent periods thereafter will continue to be reported as a sale for accounting purposes under ASC 860 in the financial statements and the related investments will be classified as Non-Control/Non-Affiliate investments.

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

The Company’s portfolio strategy calls for it to invest in illiquid securities issued by private companies with annual revenues generally between $10 million and $150 million. These securities are also defined herein as lower middle market (“LMM”) investments. These portfolio investments may be subject to restrictions on resale and will generally have either no established trading market or established markets that are inactive; therefore, market quotations are generally not readily available. The Company determines the fair value primarily using a yield to maturity approach that analyzes the discounted cash flows of interest and principal for the debt security, as set forth in the associated loan agreements, as well as the financial position and credit risk of each of these portfolio investments at each reporting date. The Company’s estimate of the expected repayment date of a debt security is generally the legal repayment date of the instrument. The yield to maturity analysis considers changes in leverage levels, credit quality, portfolio company performance and other factors. The Company will use the value determined by the yield analysis as the fair value for that security. However, it is the Company’s position that assuming a borrower is outperforming underwriting expectations and because these respective investments do not contain pre-payment penalties, the borrower would most likely prepay or refinance the borrowing if the market interest rate, given the borrower’s current credit quality, is lower than the stated loan interest rate. Therefore, the Company does not believe that a market participant would pay a premium for the investment, and because of the Company’s general intent to hold its loans to repayment, the Company generally does not believe that the fair value of the investment should be adjusted in excess of the face amount. However, adjustments to investment values will be made for declines in fair value due to market changes or borrower specific credit deterioration. As of December 31, 2013 and December 31, 2012, the Company owned two and six LMM investments, respectively, which had a total estimated fair value of $1.5 million and $4.3 million or approximately 2.2% and 27.0% of the Company’s portfolio investments at fair value, respectively.

The Company’s portfolio strategy also calls for it to invest in private placement debt securities that are generally larger in size than LMM investments. Private placement debt securities generally have established markets that are not active; however, market quotations are generally readily available. For these private placement investments, the Company uses observable inputs, such as third party quotes or other independent pricing of identical or similar assets in non-active markets, to determine the fair value of those investments. However, the Company often can not observe the inputs considered by the third party in determining their quotes. The fair value of these investments on the reporting date is determined by taking the midpoint between the bid-ask spread as of the reporting date obtained from a third party pricing service. Securities under contract to sell and purchase have been valued at the contract price, which approximates the pricing noted by the independent pricing service. As of December 31, 2013 and December 31, 2012, the Company owned 64 and 11 private placement investments, respectively, which had a total estimated fair value of $65.4 million and $11.8 million or approximately 97.8% and 73.0% of the Company’s portfolio investments at fair value, respectively.

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

Security Transactions

Security transactions are accounted for on the trade date. Any gain or loss on the transaction is unrealized until the trade is settled. As of the trade date, the investment is derecognized for security sales and recognized for security purchases. As of December 31, 2013, and December 31, 2012, the Company had nine and zero investments, respectively, under contract to purchase which had not yet settled. All investments settled in the first six weeks of 2014. These investments have been recognized by the Company and are included in the schedule of investments. These investments are presented on the balance sheet at the contract price in the line item “Payable for securities purchased” at contract which approximates fair value.

 Interest Income

Interest income is recorded on the accrual basis to the extent amounts are expected to be collected. Prepayment penalties received by the Company are recorded as income upon receipt. Accrued interest is evaluated for collectability. When a debt security becomes 90 days or more past due and the Company does not expect the debtor to be able to service all of its debt or other obligations, the debt security will generally be placed on non-accrual status and the Company will cease recognizing interest income on that debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. If a debt security’s status significantly improves with respect to the debtor’s ability to service the debt or other obligations, or if a debt security is fully impaired, sold or written off, it will be removed from non-accrual status. As of December 31, 2013 and December 31, 2012, the Company did not have any investments that were more than 90 days past due or on non-accrual status. Additionally, the Company is not aware of any material changes to the creditworthiness of the borrowers underlying its debt investments.

From time to time, the Company may hold debt instruments in its investment portfolio that contain a payment-in-kind (“PIK”) interest provision. If these borrowers elect to pay or are obligated to pay interest under the PIK provision, and if deemed collectible in management’s judgment, then the interest would be computed at the contractual rate specified in the investment’s credit agreement, added to the principal balance of the investment, and recorded as interest income. Thus, the actual collection of this interest would be deferred until the time of debt principal repayment. During the year ended December 31, 2013, the Company held one investment that contained a PIK provision which the Company deemed collectible and recognized $80,000 into interest income. During the year ended December 31, 2012 and the period from inception (November 22, 2011) through December 31, 2011 the Company held two investments that contained PIK provisions which the Company subsequently collected and recognized $25,000 and zero, respectively, into interest income. As of December 31, 2013, the Company did not own any debt investments that contained a PIK interest provision and all previously accrued PIK was collected upon the sale of the aforementioned investment prior to December 31, 2013.

Unearned Income – Original Issue Discount / Premium to Par Value

The Company may purchase debt investments at a value different than par value. For purchases at less than par value a discount is recorded, which is accreted into interest income based on the effective interest method over the life of the debt investment. For purchases at greater than par value, a premium is recorded, which is amortized as a reduction to interest income based on the effective interest method over the life of the investment. Upon repayment or sale, any unamortized discount or premium is also amortized as an adjustment to interest income. For the years ended December 31, 2013 and 2012 the Company accreted approximately a net $194,000 and $146,000, respectively, into interest income which was net of premiums. For the period from inception (November 22, 2011) through December 31, 2011, there was no discount or premium amortization.

Net Realized Gains or Losses from Investments and Net Change in Unrealized Appreciation (Depreciation) from Investments

Generally, net realized gains or losses are measured by the difference between the net proceeds from the sale or redemption of an investment and the principal amount, without regard to unrealized appreciation or depreciation previously recognized. However, if the disposition of investment occurs within a short period of initial acquisition, within 90 days of acquisition for primary investments and within 120 days of acquisition for secondary investments, the net realized gains or losses are measured by the difference between the net proceeds from the sale or disposition and cost basis of the investment. Net change in unrealized appreciation or depreciation from investments reflects the net change in the fair value of the investment portfolio and the reclassification of any prior period unrealized appreciation (depreciation) on exited investments to realized gains or losses.

Due from Main Street

Due from Main Street represents principal and interest payments from portfolio investments serviced and received by Main Street on the Company’s behalf.  The amounts due to the Company as of December 31, 2013 and December 31, 2012 were subsequently collected in January 2014, and January 2013, respectively.

Deferred Financing Costs

Deferred financing costs represent fees and other direct costs incurred in connection with arranging the Company’s borrowings. These costs were incurred in connection with the Company’s revolving credit facility (see Note 4 for a discussion regarding the Company’s credit facility) and have been capitalized. The deferred financing costs are being amortized to interest expense using the straight-line method over the life of the credit facility, which the Company believes is materially consistent with the effective interest method. For the years ended December 31, 2013, 2012, and the period from inception (November 22, 2011) through December 31, 2011 the Company amortized approximately $94,000, $77,000, and $2,000 respectively, into interest expense related to deferred financing costs. Further, in May 2012, upon the retirement of the Main Street facility, all unamortized deferred financing costs incurred in connection with the Main Street Facility were fully amortized and written-off to interest expense.

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

As of December 31, 2013 and December 31, 2012, the Adviser and Sub-Adviser incurred approximately $4.3 million and $2.5 million, respectively, of Offering costs on the Company’s behalf. Upon the execution of the Advisory Agreement and Sub-Advisory Agreement, on May 31, 2012, the Company recorded a due to affiliates liability and capitalized the deferred Offering costs as it is expected that aggregate gross proceeds from the Offering will be at a level that will require the Company to reimburse the Advisers for these costs. As of December 31, 2013, the balance of the due to affiliate liability related to organizational and Offering costs was $3.7 million. On a regular basis, management reviews capital raise projections to evaluate the likelihood of the capital raise reaching a level that would require the Company to reimburse the Adviser for the offering costs incurred on the Company's behalf. Based on the $4.3 million of offering costs incurred by the Adviser through December 31, 2013, the Company would have to raise approximately $288 million to be obligated to reimburse the Adviser for all of these costs. Commencing with the Company’s initial closing, which occurred on September 17, 2012, and continuing with every closing thereafter, 1.5% of the proceeds of such closings will be amortized as a charge to additional paid in capital and a reduction of deferred Offering costs, until such asset is fully amortized. As of December 31, 2013, approximately $631,000 has been amortized.  The Company expects to reimburse the Advisers for such costs incurred on its behalf on a monthly basis up to a maximum aggregate amount of 1.5% of the gross Offering proceeds. Pursuant to the terms of the

Advisory Agreement and Sub-Advisory Agreement, the Adviser and Sub-Adviser will be responsible for the payment of organizational and Offering expenses to the extent they exceed 1.5% of gross proceeds from the Offering.

Payable for Unsettled Trades

The Company accepts stockholder’s subscriptions on a weekly basis. For subscriptions received, for which shares of common stock were not issued by December 31, 2013, the amounts of such subscriptions are presented as cash and as a payable for unsettled trades. The shares issued in exchange for the subscriptions were issued and outstanding on January 2, 2014.

Per share Information

Net increase in net assets resulting from operations per share, net investment income per share, and net realized income per share are calculated based upon the weighted average number of shares of common stock outstanding during the reporting period. The weighted average share amount was calculated assuming the shares of common stock issued as part of the Merger Transaction were outstanding from the beginning of the period.

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

In January 2013, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (“ASU 2013-01”). ASU 2013-01 limits the scope of the new balance sheet offsetting disclosure requirements to derivatives (including bifurcated embedded derivatives), repurchase agreements and reverse repurchase agreements, and certain securities borrowing and lending arrangements. Public companies are required to apply ASU 2013-01 prospectively for interim and annual reporting periods beginning after January 1, 2013. The adoption of this guidance did not have a material impact on the Company's financial statements.

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (“ASU 2013-04”). ASU 2013-04 provides additional guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. Public companies are required to apply ASU 2013-04 prospectively for interim and annual reporting periods beginning after December 15, 2013. The adoption of this guidance is not expected have a material impact on the Company's financial statements.

In June 2013, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2013-08, Financial Services—Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements (“ASU 2013-08”). ASU 2013-08 amends the criteria that define an investment company, clarifies the measurement guidance and requires certain additional disclosures. Public companies are required to apply ASU 2013-08 prospectively for interim and annual reporting periods beginning after December 15, 2013. The adoption of this guidance is not expected have a material impact on the Company's financial statements.

From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that are adopted by the Company as of the specified effective date. The Company believes that the impact of recently issued standards that have been issued and any that are not yet effective will not have a material impact on its financial statements upon adoption.

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

•
Level 2—Valuations based on inputs other than quoted prices in active markets, which are either directly or indirectly observable for essentially the full term of the investment. Level 2 inputs include quoted prices for similar assets in active markets, quoted prices for identical or similar assets in non-active markets (for example, thinly traded public companies), pricing models whose inputs are observable for substantially the full term of the investment, and pricing models whose inputs are derived principally from or corroborated by, observable market data through correlation or other means for substantially the full term of the investment.

•
Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement. Such information may be the result of consensus pricing information or broker quotes for which sufficient observable inputs were not available.

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

The Company’s investment portfolio at December 31, 2013 and December 31, 2012 was comprised exclusively of debt securities. The fair value determination for these investments primarily consisted of both observable (Level 2) and unobservable (Level 3) inputs.

The fair value determination of the Level 3 securities required one or more of the following unobservable inputs:

•	Financial information obtained from each portfolio company, including unaudited statements of operations and balance sheets for the most recent period available as compared to budgeted numbers;

•	Current and projected financial condition of the portfolio company;

•	Current and projected ability of the portfolio company to service its debt obligations;

•	Type and amount of collateral, if any, underlying the investment;

•	Current financial ratios (e.g., fixed charge coverage ratio, interest coverage ratio, and net debt/EBITDA ratio) applicable to the investment;

•	Current liquidity of the investment and related financial ratios (e.g., current ratio and quick ratio);

•	Pending debt or capital restructuring of the portfolio company;

•	Projected operating results of the portfolio company;

•	Current information regarding any offers to purchase the investment;

•	Current ability of the portfolio company to raise any additional financing as needed;

•	Changes in the economic environment which may have a material impact on the operating results of the portfolio company;

•	Internal occurrences that may have an impact (both positive and negative) on the operating performance of the portfolio company;

•	Qualitative assessment of key management;

•	Contractual rights, obligations or restrictions associated with the investment;

•	Third party pricing for securities; and

•	Other factors deemed relevant.

The following table presents fair value measurements of the Company’s investments, by major class, as of December 31, 2013 according to the fair value hierarchy (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First Lien Secured Debt	$—	$4,728	$59,686	$64,414
Second Lien Secured Debt	—	—	2,468	2,468
Total	$—	$4,728	$62,154	$66,882

The following table presents fair value measurements of the Company’s investments, by major class, as of December 31, 2012 according to the fair value hierarchy (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First Lien Secured Debt	$—	$10,274	$4,332	$14,606
Second Lien Secured Debt	—	1,526	—	1,526
Total		$11,800	$4,332	$16,132

The following table presents fair value measurements of the Company’s investments segregated by the level within the fair value hierarchy as of December 31, 2013 (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
LMM portfolio investments	$—	$—	$1,500	$1,500
Private placement investments	—	4,728	60,654	65,382
Total	$—	$4,728	$62,154	$66,882

The following table presents fair value measurements of the Company’s investments segregated by the level within the fair value hierarchy as of December 31, 2012 (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
LMM portfolio investments	$—	$—	$4,332	$4,332
Private placement investments	—	11,800	—	11,800
Total	$—	$11,800	$4,332	$16,132

The Company’s investment portfolio at December 31, 2013 and December 31, 2012 was comprised exclusively of debt securities, which include LMM investments and private placement investments. The significant unobservable input utilized in the determination of the fair value of the LMM portfolio investments is the risk adjusted discount rate utilized in the discounted cash flow approach. The discount rate is based on the underlying credit quality of the borrower as of December 31, 2013 and

2012. The use of a higher discount rate would result in a lower fair value, and conversely the use of a lower discount rate would result in a higher fair value. Given that the loans have no prepayment penalties, assuming that the loan is outperforming underwriting and market interest rates have declined, the lower interest rate would result in a higher fair value of the investment; however, due to the lack of prepayment penalties, the Company does not believe that any value in excess of the fair value would ever be realized. Therefore, the Company will not value the LMM loans at a value in excess of the principal amount due. Please see the discussion above regarding the factors that were considered in determining the appropriate discount rate utilized in the valuation of these securities.

The fair value determination for the private placement investments was based upon quotes obtained through a third party pricing service. If available and determined to be reliable, the Company uses the third party quotes, to estimate the fair value of its private placement investments owned. The inputs for determining the third party quotes are often unobservable to the Company. These valuations consist of a combination of observable inputs in non-active markets for which sufficient observable inputs were available to determine the fair value of these investments, observable inputs in the non-active market for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. The third party quotes are reviewed and discussed with the Company's Sub-Adviser. As a result, a portion of the Company's private placement investments was categorized as Level 2 as of December 31, 2013 and all of these investments were categorized as Level 2 as of December 31, 2012. For the private placement investments for which sufficient observable inputs were not available to determine the fair value of the investments, the Company categorized such investments as Level 3 as of December 31, 2013.

The following table, which is not intended to be all inclusive, presents the significant unobservable input of the Company’s Level 3 investments as of December 31, 2013 (in thousands):

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
LMM portfolio investments	$1,500	Discounted Cash Flows	Expected Principal Recovery	—	100%
			Risk Adjusted Discount Factor	12% - 18%	15.0%
Private placement investments	60,654	Market Approach	Third Party Quotes	88% - 103%	99.7%
	62,154

The following table, which is not intended to be all inclusive, presents the significant unobservable input of the Company’s Level 3 investments as of December 31, 2012 (in thousands):

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
LMM portfolio investments	$4,332	Discounted Cash Flows	Expected Principal Recovery	—	100%
			Risk Adjusted Discount Factor	12% - 18%	14.4%

The following table provides a summary of changes in fair value of the Company’s Level 3 portfolio investments for the year ended December 31, 2013 (in thousands):

Type of Investment	January 1, 2013 Fair Value	Transfers Into Level 3 Hierarchy	Payment-in- Kind Interest Accrual	New Investments	Redemptions/ Repayments	Net Unrealized Appreciation (Depreciation)	December 31, 2013 Fair Value
LMM	$4,332	$—	$—	$—	$(2,832)	$—	$1,500
Private Placement	—	9,696	—	64,134	(13,584)	408	60,654
Total	$4,332	$9,696	$—	$64,134	$(16,416)	$408	$62,154

For the year ended December 31, 2013, there were transfers of $9.7 million between Level 2 and Level 3 portfolio investments. The transfers represent private placement investments which are valued based upon third party quotes with limited activity. In prior periods, these were classified as Level 2 fair value measurements. As of December 31, 2013, the Company obtained information regarding the quotes, including the number of quotes used to value these investments. Given the lack of observable inputs of the third party quotes, these investments were determined to be Level 3 fair value measurements as of December 31, 2013. There were no transfers into Level 3 during the year ended December 31, 2012.

Portfolio Investment Composition

The composition of the Company’s investments as of December 31, 2013, at cost and fair value, was as follows (in thousands):

	Investments at Cost	Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First Lien Secured Debt	$63,945	96.3%	$64,414	96.3%
Second Lien Secured Debt	2,465	3.7%	2,468	3.7%
Total	$66,410	100.0%	$66,882	100.0%

The composition of the Company’s investments as of December 31, 2012, at cost and fair value, was as follows (in thousands):

	Investments at Cost	Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First Lien Secured Debt	$14,563	90.6%	$14,606	90.5%
Second Lien Secured Debt	1,518	9.4%	1,526	9.5%
Total	$16,081	100.0%	$16,132	100.0%

The composition of the Company’s investments by geographic region of the United States as of December 31, 2013, at cost and fair value, was as follows (in thousands):

	Investments at Cost	Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Northeast	$20,459	30.8%	$20,611	30.8%
Southwest	9,545	14.4%	9,645	14.4%
West	9,254	13.9%	9,358	14.0%
Southeast	11,674	17.6%	11,771	17.6%
Midwest	11,569	17.4%	11,575	17.3%
Non-United States	$3,909	5.9%	$3,922	5.9%
Total	$66,410	100.0%	$66,882	100.0%

The composition of the Company’s investments by geographic region of the United States as of December 31, 2012, at cost and fair value, was as follows (in thousands):

	Investments at Cost	Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Northeast	$4,158	25.8%	$4,149	25.7%
Southwest	750	4.7%	750	4.6%
West	2,896	18.0%	2,896	18.0%
Southeast	2,617	16.3%	2,645	16.4%
Midwest	5,660	35.2%	5,692	35.3%
Total	$16,081	100.0%	$16,132	100.0%

The composition of the Company’s total investments by industry as of December 31, 2013 and December 31, 2012, at cost was as follows:

Cost:	December 31, 2013	December 31, 2012
IT Services	11.2%	12.3%
Media	6.7%	—
Specialty Retail	6.6%	8.9%
Internet Software and Services	5.9%	—
Health Care Providers & Services	5.6%	8.7%
Hotels, Restaurants, & Leisure	5.4%	—
Oil, Gas, and Consumable Fuels	4.7%	—
Diversified Consumer Services	4.1%	4.7%
Textiles, Apparel, & Luxury Goods	4.0%	11.7%
Energy Equipment & Services	3.7%	4.7%
Software	3.7%	22.8%
Electronic Equipment, Instruments & Components	3.0%	—
Commercial Services & Supplies	2.9%	—
Professional Services	2.8%	—
Restaurants	2.3%	—
Auto Components	2.2%	—
Data Processing and Outsourced Services	2.2%	—
Electrical Equipment	2.2%	—
Internet and Catalog Retail	2.2%	—
Leisure Equipment and Products	2.2%	—
Life Sciences Tools & Services	2.2%	—
Chemicals	1.9%	4.6%
Aerospace and Defense	1.7%	—
Food & Staples Retailing	1.5%	—
Health Care Equipment and Supplies	1.5%	—
Food Products	1.5%	—
Communications Equipment	1.3%	—
Electric Utilities	1.3%	—
Metals and Mining	1.4%	—
Advertising	1.0%	—
Thrifts & Mortgage Finance	1.1%	—
Building Products	—	4.4%
Capital Markets	—	3.7%
Construction and Engineering	—	13.5%
Total	100.0%	100.0%

The composition of the Company’s total investments by industry as of December 31, 2013 and December 31, 2012, at fair value was as follows:

Fair Value:	December 31, 2013	December 31, 2012
IT Services	11.3%	—
Media	6.7%	—
Specialty Retail	6.6%	—
Internet Software and Services	5.9%	4.6%
Health Care Providers & Services	5.6%	—
Hotels, Restaurants, & Leisure	5.4%	—
Oil, Gas, and Consumable Fuels	4.7%	—
Diversified Consumer Services	4.1%	4.7%
Textiles, Apparel, & Luxury Goods	4.0%	—
Energy Equipment & Services	3.8%	—
Software	3.7%	—
Electronic Equipment, Instruments & Components	3.0%	4.7%
Commercial Services & Supplies	2.9%	—
Professional Services	2.7%	—
Restaurants	2.3%	—
Auto Components	2.2%	8.6%
Data Processing and Outsourced Services	2.2%	—
Electrical Equipment	2.2%	—
Internet and Catalog Retail	2.2%	—
Leisure Equipment and Products	2.2%	12.3%
Life Sciences Tools & Services	2.2%	—
Chemicals	1.9%	—
Aerospace and Defense	1.7%	—
Food & Staples Retailing	1.5%	—
Health Care Equipment and Supplies	1.5%	—
Food Products	1.4%	—
Communications Equipment	1.3%	—
Electric Utilities	1.3%	23.0%
Metals and Mining	1.3%	8.6%
Advertising	1.1%	11.7%
Thrifts & Mortgage Finance	1.1%	—
Building Products	—	4.4%
Capital Markets	—	3.8%
Construction and Engineering	—	13.6%
Total	100.0%	100.0%

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

On May 24, 2012, HMS Income LLC entered into a $15 million senior secured revolving credit facility with Capital One, National Association (“Capital One”) and immediately borrowed $7 million under the facility (the “Credit Facility”). The Company became the borrower under the Credit Facility as a result of the Merger Transaction. The Credit Facility has an accordion provision allowing increases in borrowing of up to $60 million, for a total facility of up to $75 million, subject to certain conditions. The proceeds from the initial borrowing under the Credit Facility and working capital were used to repay the Main Street Facility, which had an outstanding balance of $7.5 million at the time of repayment. On August 16, 2013, the Company expanded the available capacity under the Credit Facility from $15 million to $25 million. The credit facility was further amended on November 25, 2013, increasing the capacity of the Credit Facility from $25 million to $30 million. With the amendment to expand the Credit Facility, certain restrictions were added including requirements that the Company (i) notify the administrative agent of the occurrence of certain events relating to the Adviser or certain breaches under the Advisory Agreement and (ii) seek written approval from the administrative agent prior to entering into any material amendment, waiver or other modification of any provision of the Advisory Agreement. Additionally, the amendment includes as an event of default under the Credit Facility the Company’s failure to cause the Adviser to comply with all terms and conditions of the control agreement between the Company, the Company’s custodian and the administrative agent and any other custodial agreement. Borrowings under the Credit Facility bear interest, subject to the Company’s election, on a per annum basis equal to (i) the applicable LIBOR rate plus 2.75% or (ii) the base rate plus 1.5%. The base rate is defined as the higher of (a) the prime rate or (b) the Federal Funds Rate (as defined in the credit agreement) plus 0.5%. As of December 31, 2013, the Company exercised its LIBOR election, thus setting a rate of approximately 3.0%. The Company pays unused commitment fees of 0.25% per annum on the unused lender commitment under the Credit Facility. At December 31, 2013, the Company had $14 million in borrowings outstanding under the Credit Facility. Borrowings under the Credit Facility are secured by all of the Company’s assets as well as all of the assets, and a pledge of equity ownership interests, of any future subsidiaries of the Company, which would be joined as guarantors. As of December 31, 2013, the Company estimated that the fair value of the Credit Facility approximated carrying value.

The credit agreement for the Credit Facility contains affirmative and negative covenants usual and customary for credit facilities of this nature, including, but not limited to: (i) maintaining an interest coverage ratio of at least 2.0 to 1.0 (ii) maintaining an asset coverage ratio of at least 2.25 to 1.0 and (iii) maintaining a minimum adjusted tangible net worth of at least 80% of the Company’s adjusted tangible net worth on the closing date of the Credit Facility. For the twelve months ended December 31, 2013, the Company’s interest coverage ratio was 5.1 to 1 and as of December 31, 2013, the Company’s asset coverage ratio was 4.4 to 1, and the Company’s tangible net worth was approximately 101% of the Company’s adjusted tangible net worth on the closing date of the Credit Facility. Additionally, the Company must provide information to Capital One on a regular basis, preserve the Company’s corporate existence, comply with applicable laws, including the 1940 Act, pay obligations when they become due, and invest the proceeds of the Offering in accordance with its investment objectives and strategies. Further, the credit agreement contains usual and customary default provisions including, without limitation: (i) a default in the payment of interest and principal; (ii) insolvency or bankruptcy of the Company; (iii) a material adverse change in the Company’s business; or (iv) breach of any covenant, representation or warranty in the loan agreement or other credit documents and failure to cure such breach within defined periods. As of December 31, 2013, the Company was not aware of any instances of noncompliance with covenants related to the credit agreement. The maturity date of the Credit Facility is May 24, 2015, and the Company has two, one-year extension options subject to Lender approval.

Note 5 – Financial Highlights

The following is a schedule of financial highlights of the Company for the year ended December 31, 2013, the year ended December 31, 2012 and the period from inception (November 22, 2011) through December 31, 2011.

Per Share/Unit Data:	Year Ended December 31, 2013	Year Ended December 31, 2012	For the Period from Inception (November 22, 2011) through December 31, 2011

Net asset value at beginning of period	$8.86	$9.02	$—

Net realized income(1)(2)	0.65	1.00	0.05
Net unrealized appreciation (1) (2)	0.16	0.08	(0.03)
Net increase in net assets resulting from operations	0.81	1.08	0.02

Stockholder distributions (1) (3)	(0.70)	(0.94)	—

Issuance of membership units	—	—	9.00
Issuance of common stock above net asset value (4), net of offering costs (1)	(0.06)	—	—
Impact of stock dividend	—	(0.20)	—
Impact of merger transaction	—	(0.10)	—
Net increase (decrease) in net assets resulting from capital share transactions	(0.06)	(0.30)	9.00
Net asset value at end of the period	$8.91	$8.86	$9.02

Shares/units outstanding at end of period	5,396,967	1,289,472	1,111,111
Weighted average shares/units outstanding	2,648,689	1,151,554	1,111,111

(1)	Based on weighted average number of shares of common stock outstanding for the period.

(2)	Change in net realized gain and net unrealized appreciation from investments can change significantly from period to period.

(3)	The stockholder distributions represent the stockholder distributions declared for the period.

(4)
The continuous issuance of shares of common stock may cause an incremental increase in net asset value per share due to the sale of shares at the then prevailing public offering price in excess of net asset value per share on each subscription closing date. The per share data was derived by computing (i) the sum of (A) the number of shares issued in connection with subscriptions and/or distribution reinvestment on each share transaction date times (B) the differences between the net proceeds per share and the net asset value per share on each share transaction date, divided by (ii) the weighted average shares of common stock outstanding for the period.

	Year Ended December 31, 2013	Year Ended December 31, 2012	For the Period from Inception (November 22, 2011) through December 31, 2011
	(in thousands, except percentages)
Net asset value at end of period	$48,077	$11,423	$10,020
Average net assets	$24,864	$10,488	$10,020
Average Credit Facility borrowings	$9,660	$7,231	$7,500

Ratios to average net assets:
Ratio of total expenses to average net assets(1)	4.23%	7.05%	0.34%
Ratio of total expenses, excluding interest expense, to average net assets (1)	2.55%	4.03%	0.18%
Ratio of net investment income to average net assets	6.86%	10.81%	0.55%

Portfolio turnover ratio	49.37%	72.81%	—%

Total return (2)	8.47%	10.85%	0.22%

(1)
For the year ended December 31, 2013, the Advisers waived base management fees of approximately $779,000, capital gains incentive fees of approximately $5,000, administrative services expenses of approximately $1.0 million, and made an expense support payment to the Company of $153,000. For the year ended December 31, 2012, the Advisers waived base management fees of approximately $232,000, subordinated incentive fees on income of approximately $123,000, capital gains incentive fees of approximately $3,000 and administrative services expenses of approximately $438,000. The ratio is calculated by reducing the expenses to reflect the waiver of expenses and to reflect the reduction of expenses for the expense support and reimbursement payment from the Adviser.

(2)	Total return is calculated on the change in net asset value per share, stockholder distributions declared per share and the amount of the stock dividend per share over the reporting period.

Note 6 – Stockholder Distributions

The following table reflects the cash distributions per share that the Company has declared on its common stock during the year ended December 31, 2013 (in thousands except per share amounts).

	Distributions
For the Period Ended	Per Share	Amount
Three months ended December 31, 2013	$0.18	$743
Three months ended September 30, 2013	$0.17	$513
Three months ended June 30, 2013	$0.18	$356
Three months ended March 31, 2013	$0.17	$243

The following table reflects the cash distributions per share that the Company has declared on its common stock during the year ended December 31, 2012 (in thousands except per share amounts).

	Distributions
For the Period Ended	Per Share	Amount
Three months ended December 31, 2012	$0.17	$217
Three months ended September 30, 2012	$0.18	$199
One month ended June 30, 2012	$0.06	$65
Five months ended May 31, 2012	$0.53	$600

There were no distributions for the period from inception (November 22, 2011) to December 31, 2011.

On December 19, 2013, with the authorization of the Company’s board of directors, the Company declared distributions to its stockholders for the period of January 2014 through March 2014. These distributions have been, or will be, calculated based on stockholders of record each day from January 1, 2014 through March 31, 2014 in an amount equal to $0.00191781 per share, per day (which represents an annualized distribution yield of 7% based on the Company's current public offering price of $10.00 per share, if it were maintained every day for a twelve-month period). Distributions are paid on the first business day following the completion of each month to which they relate.

The following table reflects the stock dividend per share that the Company has declared and issued on its common stock:

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

The following table reflects the sources of the cash distributions that the Company declared and, in some instances, paid on its common stock during the year ended December 31, 2013 and December 31, 2012.

	Year Ended December 31, 2013		Year Ended December 31, 2012
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Net realized income from operations (net of waiver of base management and incentive fees and expense support payment)	$795	43%	$790	73%
Waiver of base management and incentive fees	784	42%	291	27%
Expense support payment from Adviser	153	8%	—	—%
Prior period net investment income in excess of prior period distributions declared	123	7%	—	—%
Total	$1,855	100%	$1,081	100%

The Company may fund its cash distributions from all sources of funds legally available, including Offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to it on account of preferred and common equity investments in portfolio companies, fee and expense waivers from its Advisers, and expense support payments from the Adviser. The Company has not established limits on the amount of funds that the Company may use from legally available sources to make distributions. The Company expects that for the foreseeable future, a portion of the distributions will be paid from sources other than net realized income from operations, including Offering proceeds, borrowings, and fee and expense waivers from its Advisers.  As a result of fee waivers under the conditional fee waiver agreement that the Company entered into with the Advisers on May 31, 2012 (we refer to this agreement, as amended from time to time, and most recently on December 30, 2013, as the “Conditional Fee Waiver Agreement”), fee waivers may be subject to repayment by the Company at the sole and absolute discretion of the Company’s board of directors within three years from the date that each respective fee waiver was made. The Conditional Fee Waiver Agreement allows the Advisers to waive fees upon the occurrence of any event, in the Advisers’ sole discretion, including, but neither limited to nor automatically triggered by, the Company’s estimate that a distribution declared and payable to its stockholders during the fee waiver period represents, or would represent when paid, a return of capital for U.S. federal income tax purposes.

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

Note 7 – Taxable Income

The Company has elected to be treated for U.S. federal income tax purposes as a RIC. As a RIC, the Company generally will not pay corporate-level U.S. federal income taxes on net ordinary income or capital gains that the Company distributes to its stockholders from taxable earnings and profits as distributions. The Company must generally distribute at least 90% of its investment company taxable income to maintain its RIC status. As a part of maintaining its RIC status, undistributed taxable income (subject to a 4% excise tax) pertaining to a given taxable year may be distributed up to 12 months subsequent to the end of that taxable year, provided such distributions are declared prior to the filing of the federal income tax return for the prior year. In 2013, the Company paid approximately $6,000, representing a 4% nondeductible excise tax related to approximately $117,000, or $0.09 per share, of cumulative undistributed taxable income pertaining to the 2012 tax year. In 2012, we estimated approximately $117,000, or $0.09 per share, of our taxable income for 2012 which was distributed in 2013, prior to the filing of our federal income tax return for the 2012 taxable year, would be subject to the 4% nondeductible excise tax. In 2013, the Company estimates that approximately $7,000 or $0.001 per share, of our taxable income for 2013 will be distributed in 2014, prior to the filing of our federal income tax return for our 2013 taxable year. We anticipate that none of this will be subject to the 4% nondeductible excise tax.

Ordinary distributions from a RIC do not qualify for the 20% maximum tax rate plus a 3.8% Medicare surtax, if applicable, on on dividend income from domestic corporations and qualified foreign corporations, except to the extent that the RIC received the income in the form of qualifying dividends from domestic corporations and qualified foreign corporations. The tax attributes for distributions will generally include both ordinary income and capital gains but may also include qualified dividends or return of capital.

For the RIC taxable year starting January 1, 2013 through December 31, 2013 the Company’s net investment income on a tax basis was approximately $1,731,000 and included distributions made in the year ended December 31, 2013, and a portion of the distributions made in January 2014. At December 31, 2013, the aggregate cost of the Company’s investments for federal income tax purposes was approximately $67 million and the aggregate net unrealized appreciation on a tax-basis was approximately $472,000.

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

Note 8 – Supplemental Cash Flow Disclosures

Listed below are the supplemental cash flow disclosures for the years ended December 31, 2013, 2012, and the period from inception (November 22, 2011) through December 31, 2011 (in thousands):

Supplemental Disclosure of Cash Flow Information	Year Ended December 31, 2013	Year Ended December 31, 2012	Period from inception (November 22, 2011) to December 31, 2011
Interest Paid	$302	$252	$—
Taxes Paid	$6	$—	$—

Supplemental Disclosure of Non-Cash Flow Information
Stockholder distributions declared and unpaid	$295	$76	$—
Stockholder distributions reinvested	$429	$6	$—
Change in unpaid deferred offering costs	$1,161	$2,529	$—
Sale of portfolio investments to Main Street Capital Corporation	$—	$2,250	$—
Portfolio investments acquired from Main Street Capital Corporation	$—	$2,250	$—

Note 9 — Related Party Transactions and Arrangements

Advisory Agreements and Conditional Fee Waiver

As described in Note 1 - Principal Business and Organization, the business of the Company is managed by the Adviser (an affiliate of Hines), pursuant to the Advisory Agreement that was entered into on May 31, 2012. This agreement states that the Adviser will oversee the management of the Company’s activities and is responsible for making investment decisions with respect to, and providing day-to-day management and administration of, the Company’s investment portfolio. Additionally, the Adviser has engaged the Sub-Adviser pursuant to the Sub-Advisory Agreement to identify, evaluate, negotiate and structure the Company’s prospective investments, make investment and portfolio management recommendations for approval by the Adviser, monitor the Company’s investment portfolio and provide certain ongoing administrative services to the Adviser in exchange for which the Adviser will pay the Sub-Adviser fifty percent (50%) of the base management fee and incentive fees described below as compensation for its services.

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

As discussed above, the Company and the Advisers entered into the Conditional Fee Waiver Agreement pursuant to which, for a period from June 4, 2012 to December 31, 2013, the Advisers have agreed to waive all fees upon the occurrence of any event, which in the Advisers’ sole discretion is deemed necessary, including, but neither limited to nor automatically triggered by, the Company’s estimate that a distribution declared and payable to its stockholders during the fee waiver period represents, or would represent when paid, a return of capital for U.S. federal income tax purposes. Further, the agreement contains a clause which states that subject to the approval of the Company’s board of directors, in future periods previously waived fees may be paid to the Advisers, if and only to the extent that the Company’s cumulative net increase in net assets resulting from operations exceeds the amount of cumulative distributions paid to stockholders. The previously waived fees are potentially subject to repayment by the Company, if at all, within a period not to exceed three years from the date of each respective fee waiver. On December 30, 2013, the Adviser entered into an amendment to the Conditional Fee Waiver Agreement extending the waiver of HMS Adviser's fees through December 31, 2014. The waiver of fees due to our Sub-Adviser ended on December 31, 2013, and beginning January 1, 2014, Main Street was being paid its fees under the Sub-Advisory Agreement.

For the year ended December 31, 2013 and December 31, 2012, the Company incurred, and the Advisers waived, base management fees of approximately $779,000 and $232,000, respectively, capital gains incentive fees of approximately $5,000 and $3,000, respectively, and subordinated incentive fees of zero and $123,000, respectively. Since the Advisory Agreement was not executed until May 24, 2012, the Company incurred and the Adviser waived zero fees for the period from inception (November 22, 2011) through December 31, 2011. For the years ended December 31, 2013, 2012, and the period from inception (November 22, 2011) through December 31, 2011 the Company did not record an accrual for any previously waived fees. Reimbursement of previously waived fees to the Advisers will not be accrued until the reimbursement of the waived fees become probable and estimable which will be upon approval of the Company’s board of directors.

Pursuant to the Advisory Agreement and Sub-Advisory Agreement, the Company is required to pay or reimburse the Advisers for administrative services expenses, which include all costs and expenses related to the day-to-day administration and management of the Company not related to advisory services. For the years ended December 31, 2013 and December 31, 2012, and the period from inception (November 22, 2011) through December 31, 2011, the Company incurred, and the Advisers waived the reimbursement of, administrative services expenses of approximately $1.0 million, $438,000, and zero respectively.

On November 11, 2013, the Company entered into an Expense Support and Conditional Reimbursement Agreement (the “Reimbursement Agreement”) with the Adviser. Under the Reimbursement Agreement, until December 31, 2013 or a prior date mutually agreed to by both parties, the Adviser agreed to pay to the Company up to 100% of the Company’s operating expenses (the “Expense Support Payment”). Operating expenses are defined as 2013 third party operating costs and expenses incurred by the Company under generally accepted accounting principles for investment management companies. Any Expense Support Payments paid by the Adviser are subject to conditional reimbursement by the Company upon a determination by the board of directors of the Company that the Company has achieved a reasonable level of expenses relative to its investment income. Any repayment of Expense Support Payments will be made within a period not to exceed three years from the date each respective Expense Support Payment is determined. The Reimbursement Agreement may be terminated by the Company at any time, and shall automatically terminate upon termination of the Advisory Agreement, or upon liquidation or dissolution of the Company. Pursuant to the terms of the Reimbursement Agreement, for the year ended December 31, 2013, the Adviser paid the Company $153,000.

On December 30, 2013, the Company and the Adviser agreed to an Expense Support and Conditional Reimbursement Agreement (the “Expense Reimbursement Agreement”). Under the Expense Reimbursement Agreement, until March 31, 2014 or a prior date mutually agreed to by both parties, the Adviser will pay to the Company up to 100% of the Company’s operating expenses (the “Expense Support Payment”) in order for the Company to achieve a reasonable level of expenses relative to its investment income (the "Operating Expense Objective"), as determined by the Board of Directors of the Company (the "Board"). Under the Expense Reimbursement Agreement, operating expenses are defined as third party operating costs and expenses incurred by the Company between January 1, 2014 and March 31, 2014 under generally accepted accounting principles for investment management companies. The Expense Reimbursement Agreement requires a mandatory reimbursement of any Expense Support Payment to the extent that the Company exceeds the Operating Expense Objective during the year ending December 31, 2014 (a “Mandatory Reimbursement Payment”). Any Mandatory Reimbursement Payment under the Expense Reimbursement Agreement will be determined by the Adviser and the Company and will not be subject to Board approval. To the extent that any portion of the Expense Support Payments remains unreimbursed after the Company has made any Mandatory Reimbursement Payments, the outstanding Expense Support Payment amounts will be subject to conditional reimbursement by the Company upon a determination by the Board that the Company has achieved the Operating Expense Objective during any calendar quarter (a "Conditional Reimbursement Payment"). Under the Expense Reimbursement Agreement, any unreimbursed Expense Support Payments may be reimbursed by the Company within a period not to exceed three years from the date each respective Expense Support Payment is determined, but only after any outstanding Expense Support Payment amounts have been reimbursed under that certain Expense Support and Conditional Reimbursement Agreement, dated as of November 11, 2013, by and between the Company and the Adviser. Any Expense Support Payments that remain unreimbursed three years after such payment is determined will be considered permanently waived. The Expense Reimbursement Agreement may be terminated by the Company at any time, and shall automatically terminate upon termination of the Advisory Agreement or upon liquidation or dissolution of the Company.

The below table presents the fees and expenses waived by the Advisers:

Period Ended	Amount of Fee Waivers and Expense Support Payments (in thousands)(1)	Expiration of the Advisers’ Right to Receive Reimbursement of Previously Waived Fees and Expense Support Payments(2)	Amount of Administrative Expense Waivers (in thousands)(3)	Operating Expense Ratio as of the Date of the Fee Waivers(4)	Annualized Distribution Rate as of the Date of the Fee Waivers(5)
June 30, 2012	$49	June 30, 2015	$25	1.35%	7.00%
September 30, 2012	$152	September 30, 2015	$129	1.97%	7.00%
December 31, 2012	$157	December 31, 2015	$284	2.96%	7.00%
March 31, 2013	$84	March 31, 2016	$233	1.86%	7.00%
June 30, 2013	$118	June 30, 2016	$222	1.36%	7.00%
September 30, 2013	$268	September 30, 2016	$234	1.22%	7.00%
December 31, 2013	$467	December 31, 2016	$329	0.49%	7.00%

(1)	Fees waived pursuant to the Conditional Fee Waiver Agreement and Reimbursement Agreement and Expense Support Payments pursuant to the Reimbursement Agreement.

(2)
Subject to the approval of the Company’s board of directors, in future periods, previously waived fees may be paid to the Advisers, if the Company’s cumulative net increase in net assets resulting from operations exceeds the amount of cumulative distributions paid to stockholders. The previously waived fees are potentially subject to repayment by the Company, if at all, within a period not to exceed three years from the date of each respective fee waiver. Additionally, the reimbursement of the fees waived under the Conditional Fee Waiver Agreement are subordinate to the reimbursement of the Expense Support Payment made pursuant to the Reimbursement Agreement. To date, none of the previously waived fees or expense support payments have been approved for reimbursement by the Company’s board of directors.

(3)
The Advisers have agreed to permanently waive administrative expenses through June 30, 2014. The administrative expenses are waived on a quarterly basis and are not eligible for future reimbursement from the Company to the Advisers.

(4)
“Operating Expense Ratio” is calculated on a quarterly basis as a percentage of average net assets and includes all expenses borne by the Company, except for base management and incentive fees and administrative expenses waived by the Advisers and organizational and offering expenses. For the quarter ended December 31, 2013, expenses have been reduced by $153,000, the amount of the Expense Support Payment received from the Adviser.

(5)
“Annualized Distribution Rate” equals $0.00191781 per share, per day (which represents an annualized distribution yield of 7% based on our current public offering price of $10.00 per share, if it were maintained every day for a twelve-month period). “Annualized Distribution Rate” does not include the special stock dividend paid to stockholders on September 14, 2012.

As discussed in Note 2 - Basis of Presentation and Summary of Significant Accounting Policies - Organizational and Offering Costs, as of December 31, 2013 and December 31, 2012, the Adviser and Sub-Adviser have incurred approximately $4.3 million and $2.5 million, respectively, of Offering costs on the Company’s behalf. Upon the execution of the Advisory Agreement and Sub-Advisory Agreement, on May 31, 2012, the Company recorded a due to affiliate liability and capitalized the deferred Offering costs as it is expected that the Company will raise sufficient capital that it will be required to reimburse the Advisers for these costs. As of December 31, 2013, the balance of the due to affiliate liability was $3.7 million. On a regular basis, management reviews capital raise projections to evaluate the likelihood of the capital raise reaching a level that would require the Company to reimburse the Adviser for the offering costs incurred on the Company's behalf. Based on the $4.3 million of offering costs incurred by the Adviser through December 31, 2013, the Company would have to raise approximately $288 million to be obligated to reimburse the Adviser for all of these costs. Commencing with the Company’s initial closing, which occurred on September 17, 2012, and continuing with every closing thereafter, 1.5% of the proceeds of such closings will be amortized as a charge to additional paid in capital and a reduction of deferred offering costs, until such asset is fully amortized. As of December 31, 2013, approximately $631,000 has been amortized. The Company expects to reimburse the Advisers for such costs incurred on its behalf on a monthly basis up to a maximum aggregate amount of 1.5% of the gross Offering proceeds. Pursuant to the terms of the Advisory Agreement and Sub-Advisory Agreement, the Adviser and Sub-Adviser will be responsible for the payment of organizational and offering expenses to the extent they exceed 1.5% of gross proceeds from the Offering.

The table below outlines fees incurred and expense reimbursements payable to Hines, Main Street and their affiliates for the year ended December 31, 2013 and December 31, 2012 and amounts unpaid as of December 31, 2013 and December 31, 2012 (in thousands).

	Incurred			Unpaid as of
Type and Recipient	Year Ended December 31, 2013	Year Ended December 31, 2012	Period from Inception (November 22, 2011) to December 31, 2011	December 31, 2013	December 31, 2012
Base Management Fees (1) - the Adviser, Sub-Adviser	$—	$—	$—	$—	$—
Incentive Fees on Income (1) - the Adviser, Sub-Adviser	—	—	—	—	—
Capital Gains Incentive Fee (1) - the Adviser, Sub-Adviser	—	—	—	—	—
Offering Costs- the Adviser	1,792	2,529	—	3,690	2,529
Payable to Adviser for overpayment of Expense Support (2)	67	—	—	67	—
Other (3) - the Adviser	349	393	—	20	393
Interest Expense – Main Street Capital Corporation	—	101	14	—	—
Management Fees – Main Street Capital Corporation	—	15	—	—	—
Selling Commissions - Dealer Manager	2,531	76	—	(5)	—
Dealer Manager Fee - Dealer Manager	1,195	33	—	(1)	—
Due to Affiliates				$3,771	$2,922

(1)	Net of amounts waived by the Adviser and Sub-Adviser.

(2)
Pursuant to the Reimbursement Agreement, the Adviser made a payment of $220,000 to the Company in December 2013, based upon estimates of Company's operating expenses. Upon finalization of Company's financial statements, the Company determined that the Expense Support Payment was $67,000 higher than required for the Company to achieve the Operating Expense Objective, as defined in the Reimbursement Agreement. As of December 31, 2013, the Company owed the Adviser $67,000 for this overpayment, which was made in the first quarter of 2014.

(3)	Includes amounts the Adviser paid on behalf of the Company such as general and administrative services expenses.

Note 10 – Share Repurchase Plan

The Company conducts quarterly tender offers pursuant to its share repurchase program. Under the terms of the plan, the Company will offer to purchase shares at the net asset value calculated at the date of the offer. The Company currently limits the number of shares to be repurchased (i) during any calendar year to the proceeds it receives from the issuance of shares of its common stock under its distribution reinvestment plan during the trailing four quarters and (ii) in any calendar quarter to 2.5% of the weighted average number of shares of common stock outstanding during the trailing four quarters. At the discretion of the Company’s board of directors, the Company may also use cash on hand, cash available from borrowings and cash from the sale of investments as of the end of the applicable period to repurchase shares. The Company’s board of directors may amend, suspend or terminate the share repurchase program upon 30 days’ notice. The Company’s first repurchase date was October 1, 2013. As of December 31, 2013, we have approximately $4,000 in shares tendered for repurchase and approved by the board of directors, but which were repurchased on January 2, 2014.

Note 11 – Subsequent Events

From January 1, 2014 through February 28, 2014, the Company has raised approximately $27.6 million in the public offering. During this period, the Company has funded approximately $30.3 million in private placement investments and received proceeds from repayments and dispositions of approximately $6.0 million.

On February 20, 2014, the Company filed a tender offer statement on Schedule TO with the SEC, to commence an offer by the Company to purchase, as approved by the board of directors, 66,217.23 shares of the Company's issued and outstanding common stock, par value $0.001 per share. The offer is for cash at a purchase price of $8.85 per share, which is the net asset value per share as of February 18, 2014, as determined by the Pricing Committee of the board of directors.

On February 27, 2014, the board of directors received and accepted the resignation of Charles N. Hazen from his position as Chairman of the board of directors and member of the Pricing Committee, effective February 27, 2014. Mr. Hazen’s decision to resign from his position was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. On February 28, 2014, the Board appointed Sherri W. Schugart as the Chairperson of the board of directors and member of the Pricing Committee. With this appointment, Ms. Schugart now holds the positions of Chairperson, Chief Executive Officer and President.

Note 12 – Quarterly Financial Data (UNAUDITED)

The following table presents selected unaudited quarterly financial data for each quarter during the year ended December 31, 2013 and December 31, 2012 (in thousands except per share and per unit amounts):

	Quarter Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Total interest income	$392	$559	$808	$999
Net investment income	$101	$297	$498	$809
Net realized gain from investments	—	4	—	23
Net unrealized appreciation (depreciation)	$207	$(69)	$250	$33
Net increase in net assets resulting from operations	$308	$232	$748	$865
Net investment income per share/unit – basic and diluted	$0.07	$0.15	$0.17	$0.19
Net increase in net assets resulting from operations per share/unit – basic and diluted	$0.22	$0.11	$0.26	$0.21

	Quarter Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Total interest income	$415	$410	$464	$584
Net investment income	$339	$271	$262	$262
Net realized gain from investments	—	—	12	2
Net unrealized appreciation (depreciation)	$155	$(2)	$33	$(99)
Net increase in net assets resulting from operations	$494	$269	$307	$165
Net investment income per share/unit – basic and diluted	$0.30	$0.24	$0.23	$0.22
Net increase in net assets resulting from operations per share/unit – basic and diluted	$0.44	$0.24	$0.27	$0.13

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2013, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management’s assessment of the effectiveness of our internal control system as of December 31, 2013 was based on the framework for effective internal control over financial reporting described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, as of December 31, 2013, our system of internal control over financial reporting was effective at the reasonable assurance level.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding control over financial reporting. Management’s report was not subject to attestation by the company’s independent registered public accounting firm pursuant to Section 989G of the Dodd-Frank Wall Street and Consumer Protection Act, which exempts non-accelerated filers from the auditor attestation requirement of section 404 (b) of the Sarbanes-Oxley Act.

March 7, 2014

Changes in Internal Control Over Financial Reporting

During the year ended December 31, 2013, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

 Certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to our definitive Proxy Statement relating to the Company’s 2014 Annual Meeting of Stockholders, to be filed with the SEC no later than April 30, 2014.

Item 11.  Executive Compensation

The information required by this Item is incorporated by reference to our definitive Proxy Statement relating to the Company’s 2014 Annual Meeting of Stockholders, to be filed with the SEC no later than April 30, 2014.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to our definitive Proxy Statement relating to the Company’s 2014 Annual Meeting of Stockholders, to be filed with the SEC no later than April 30, 2014.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to our definitive Proxy Statement relating to the Company’s 2014 Annual Meeting of Stockholders, to be filed with the SEC no later than April 30, 2014.

Item 14.  Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to our definitive Proxy Statement relating to the Company’s 2014 Annual Meeting of Stockholders, to be filed with the SEC no later than April 30, 2014.

PART IV

Item 15. Exhibits, Financial Statement Schedules

a.	The following financial statements are set forth in Item 8:

Financial Statements as of December 31, 2013 and 2012 and for the Years Ended December 31, 2013 and 2012, and the Period from Inception (November 22, 2011) to December 31, 2011

b.     No financial statement schedules are being filed because the required information is not applicable or is presented in the consolidated financial statements or notes.

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

10.4	Assignment and Assumption of Investment Sub-Advisory Agreement by and among Main Street Capital Partners, LLC, Main Street Capital Corporation and MSC Adviser I, LLC (Filed herewith).
10.5
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

10.11
Escrow Agreement between the Registrant, Hines Securities, Inc. and UMB Bank, N.A. (filed as Exhibit (k)(7) to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form N-2 (File No. 333-178548), filed on June 25, 2012 and incorporated herein by reference).

10.12
Amended and Restated Conditional Fee Waiver Agreement between the Registrant, HMS Adviser LP, Main Street Capital Corporation and Main Street Capital Partners, LLC (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on January 6, 2014 and incorporated herein by reference).

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

HMS INCOME FUND, INC.

Date:	March 7, 2014	By:	/s/ SHERRI W. SCHUGART
Sherri W. Schugart
Chairperson, Chief Executive Officer and President

Date:	March 7, 2014	By:	/s/ RYAN T. SIMS
Ryan T. Sims
Chief Financial Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

Signature	Title	Date

s/ Sherri W. Schugart	Chairperson, Chief Executive Officer and President	March 7, 2014
Sherri W. Schugart	(Principal Executive Officer)

/s/ Ryan T. Sims	Chief Financial Officer and Secretary	March 7, 2014
Ryan T. Sims	(Principal Accounting and Financial Officer)

/s/ John O. Niemann, Jr.	Director	March 7, 2014
John O. Niemann, Jr.

/s/ Peter Shaper	Director	March 7, 2014
Peter Shaper

/s/ Gregory Geib	Director	March 7, 2014
Gregory Geib

/s/ Curtis L. Hartman	Director	March 7, 2014
Curtis L. Hartman

EXHIBIT INDEX

Exhibit No.	Description
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

10.4	Assignment and Assumption of Investment Sub-Advisory Agreement by and among Main Street Capital Partners, LLC, Main Street Capital Corporation and MSC Adviser I, LLC (Filed herewith).
10.5
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

10.11
Escrow Agreement between the Registrant, Hines Securities, Inc. and UMB Bank, N.A. (filed as Exhibit (k)(7) to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form N-2 (File No. 333-178548), filed on June 25, 2012 and incorporated herein by reference).

10.12
Amended and Restated Conditional Fee Waiver Agreement between the Registrant, HMS Adviser LP, Main Street Capital Corporation and Main Street Capital Partners, LLC (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on January 6, 2014 and incorporated herein by reference).

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