Form 10-Q
period 2014-03-31
HMS INCOME FUND, INC.
filed 2014-05-13
CIK 1535778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☑

The issuer had 11,186,960 shares of common stock outstanding as of May 12, 2014.

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements

HMS Income Fund, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Portfolio investments at fair value:
Non-Control/Non-Affiliate investments (amortized cost: $140,538 and $66,410 as of March 31, 2014 and December 31, 2013, respectively)	$141,218	$66,882
Total portfolio investments	141,218	66,882

Cash	17,549	6,356
Interest receivable	839	399
Receivable for securities sold	3,010	—
Prepaid and other assets	86	109
Due from Main Street Capital Corporation	19	19
Deferred offering costs (net of accumulated amortization of $1,221 and $631 as of March 31, 2014 and December 31, 2013, respectively)	3,583	3,688
Deferred financing costs (net of accumulated amortization of $185 and $144 as of March 31, 2014 and December 31, 2013, respectively)	741	168
Total assets	$167,045	$77,621

LIABILITIES
Accounts payable and other liabilities	$184	$71
Payable for unsettled trades	2,405	2,608
Stockholder distributions payable	521	295
Due to affiliates	4,139	3,771
Payable for securities purchased	49,216	8,799
Note payable	27,500	14,000
Total liabilities	83,965	29,544

Commitments and Contingencies

NET ASSETS
Common stock, $.001 par value; 150,000,000 shares authorized, 9,373,983 and 5,396,967 issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	9	5
Additional paid in capital	82,754	47,600
Accumulated net investment income, net of stockholder distributions	—	—
Accumulated net realized gain on investment, net of stockholder distributions	—	—
Distributions in excess of accumulated net investment income and net realized gains	(383)	—
Net unrealized appreciation	700	472
Total net assets	83,080	48,077

Total liabilities and net assets	$167,045	$77,621

Net asset value per share	$8.86	$8.91

See notes to the financial statements.

HMS Income Fund, Inc.
Consolidated Statements of Operations
(in thousands, except shares, per share and per unit amounts)
(Unaudited)

	Three Months Ended
	March 31, 2014	March 31, 2013
INVESTMENT INCOME:
Interest income:
Non-Control/Non-Affiliate investments	$1,661	$392
Total interest income	1,661	392
EXPENSES:
Interest expense	200	77
Base management and incentive fees	606	84
Administrative services expenses	329	233
Professional fees	210	115
Insurance	46	46
Other general and administrative	78	53
Expenses before fee and expense waivers	1,469	608
Waiver of management and incentive fees	(303)	(84)
Waiver of administrative services expenses	(329)	(233)
Total expenses, net of fee and expense waivers	837	291

NET INVESTMENT INCOME	824	101

NET REALIZED GAIN FROM INVESTMENTS
Non-Control/Non-Affiliate investments	69	—
Total realized gain from investments	69	—

NET REALIZED INCOME	893	101

NET UNREALIZED APPRECIATION (DEPRECIATION)
Non-Control/Non-Affiliate investments	228	207
Total net unrealized appreciation (depreciation)	228	207

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$1,121	$308
NET INVESTMENT INCOME PER SHARE/UNIT – BASIC AND DILUTED	$0.11	$0.07
NET REALIZED INCOME PER SHARE/UNIT	$0.12	$0.07
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE/UNIT – BASIC AND DILUTED	$0.15	$0.22
DISTRIBUTIONS DECLARED PER SHARE/UNIT	$0.17	$0.17
WEIGHTED AVERAGE SHARES/UNITS OUTSTANDING – BASIC AND DILUTED	7,388,639	1,407,778

See notes to the financial statements.

HMS Income Fund, Inc.
Consolidated Statements of Change in Net Assets
For the Three Months Ended March 31, 2014 and March 31, 2013
(in thousands, except number of shares)
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Net Investment Income, Net of Stockholder Distributions	Accumulated Net Realized Gain, Net of Stockholder Distributions	Distributions from Other Sources (1)	Net Unrealized Appreciation	Total Net Assets
Balance at December 31, 2013	5,396,967	$5	$47,600	$—	$—	$—	$472	$48,077
Issuance of common stock	3,977,411	4	39,318	—	—	—	—	39,322
Redemption of common stock	(395)	—	(15)	—	—	—	—	(15)
Selling commissions and dealer manager fees	—	—	(3,559)	—	—	—	—	(3,559)
Offering costs	—	—	(590)	—	—	—	—	(590)
Stockholder distributions declared	—	—	—	(824)	(69)	(383)	—	(1,276)
Net increase in net assets resulting from operations	—	—	—	824	69	—	228	1,121
Balance at March 31, 2014	9,373,983	$9	$82,754	$—	$—	$(383)	$700	$83,080

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Net Investment Income, Net of Stockholder Distributions	Accumulated Net Realized Gain, Net of Stockholder Distributions	Distributions from Other Sources (1)	Net Unrealized Appreciation	Total Net Assets
Balance at December 31, 2012	1,289,472	$1	$11,248	$109	$14		$51	$11,423
Issuance of common stock	283,600	1	2,815	—	—		—	2,816
Selling commissions and dealer manager fees	—	—	(263)	—	—		—	(263)
Offering costs	—	—	(42)	—	—		—	(42)
Stockholder distributions declared	—	—	—	(210)	(14)	(19)	—	(243)
Net increase in net assets resulting from operations	—	—	—	101	—		207	308
Balance at March 31, 2013	1,573,072	$2	$13,758	$—	$—	$(19)	$258	$13,999

See notes to the financial statements.

(1) Please see discussion of Other Sources of Distributions in Note 6-Stockholder Distributions.

HMS Income Fund, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$1,121	$308
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Principal repayments received, proceeds from sales of investments in portfolio companies	12,942	5,170
Investments in portfolio companies	(49,359)	(6,096)
Net unrealized (appreciation) of portfolio investments	(228)	(207)
Net realized (gain) on sale of portfolio investments	(69)	—
Amortization of deferred financing costs	41	22
Accretion of unearned income	(215)	3
Changes in other assets and liabilities:
Interest receivable	(440)	(36)
Prepaid and other assets	23	49
Due from Main Street Capital Corporation	—	966
Due to affiliates	917	(169)
Accounts payable and other liabilities	19	(35)
Payable for unsettled trades	(203)	457
Net cash provided by (used in) operating activities	(35,451)	432

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	38,313	2,754
Redemption of common shares	(15)	—
Payment of selling commissions and dealer manager fees	(3,412)	(263)
Payment of offering costs	(591)	(63)
Payment of stockholder distributions	(631)	(209)
Repayments on note payable	(40,000)	(1,000)
Proceeds from note payable	53,500	—
Payment of deferred financing costs	(520)	(99)
Net cash provided by (used in) financing activities	46,644	1,120

Net increase in cash and cash equivalents	11,193	1,552

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	6,356	1,832

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$17,549	$3,384

See notes to the financial statements.

HMS Income Fund, Inc.
Consolidated Schedule of Investments
As of March 31, 2014
(dollars in thousands)
(Unaudited)

Portfolio Company (1)	Business Description	Type of Investment (1)	Principal (5)	Cost (5)	Fair Value

Non-Control/Non-Affiliate Investments (2)
ABG Intermediate Holdings 2, LLC (6)	Trademark Licensing of Clothing	LIBOR Plus 5.00%, Current Coupon 6.00%, Secured Debt (Maturity - June 28, 2019)	$1,496	$1,489	$1,522
Allflex Holdings III Inc. (6) (11)	Manufacturer of Livestock Identification Products	LIBOR Plus 7.00%, Current Coupon 8.00%, Secured Debt (Maturity - July 19, 2021)	950	969	965
Ameritech College Operations, LLC (8) (10)	For-Profit Nursing and Healthcare College	18% Secured Debt (Maturity - March 9, 2017)	750	750	750
AMF Bowling Centers, Inc. (6)	Bowling Alley Operator	LIBOR Plus 7.50%, Current Coupon 8.75%, Secured Debt (Maturity - June 29, 2018)	4,956	5,030	5,061
Ancile Solutions, Inc. (6)	Provider of eLearning Solutions	LIBOR Plus 5.00%, Current Coupon 6.25%, Secured Debt (Maturity - July 15, 2018)	1,219	1,209	1,228
Answers Corporation (6)	Consumer Internet Search Services Provider	LIBOR Plus 5.50%, Current Coupon 6.50%, Secured Debt (Maturity - December 20, 2018)	1,481	1,467	1,479
Aptean, Inc. (6) (9)	Enterprise Application Software Provider	LIBOR Plus 4.25%, Current Coupon 5.25%, Secured Debt (Maturity - February 26, 2020)	4,000	3,985	4,025
Artel, LLC (6)	Land-Based and Commercial Satellite Provider	LIBOR Plus 6.00%, Current Coupon 7.25%, Secured Debt (Maturity - November 27, 2017)	1,164	1,130	1,147
Ascend Learning, LLC (6)	Technology Based Healthcare Learning Solutions	LIBOR Plus 5.00%, Current Coupon 6.00%, Secured Debt (Maturity - July 31, 2019)	750	746	761
Atkins Nutritionals Holdings II, Inc. (6)	Weight Management Food Products	LIBOR Plus 5.00%, Current Coupon 6.25%, Secured Debt (Maturity - January 2, 2019)	993	984	1,005
BBTS Borrower LP (6) (9)	Oil & Gas Exploration and Midstream Services	LIBOR Plus 6.50%, Current Coupon 7.75%, Secured Debt (Maturity - June 4, 2019)	4,481	4,524	4,533
Blackhawk Specialty Tools LLC (6)	Oilfield Equipment & Services	LIBOR Plus 5.25%, Current Coupon 6.50%, Secured Debt (Maturity - August 1, 2019)	1,481	1,481	1,485
Bluestem Brands, Inc. (6)	Multi-Channel Retailer of General Merchandise	LIBOR Plus 6.50%, Current Coupon 7.50%, Secured Debt (Maturity - December 6, 2018)	1,778	1,769	1,798
California Healthcare Medical Billing, Inc. (8) (10)	Outsourced Billing & Revenue Cycle Management	12% Secured Debt, (Maturity - October 17, 2015)	750	750	750
California Pizza Kitchen, Inc. (9)	Casual Dining Restaurant Chain	LIBOR Plus 4.25%, Current Coupon 5.25%, Secured Debt (Maturity - July 7, 2017)	1,995	1,925	1,905
Cedar Bay Generation Company LP (6)	Coal-Fired Cogeneration Plant	LIBOR Plus 5.00%, Current Coupon 6.25%, Secured Debt (Maturity - April 23, 2020)	1,635	1,634	1,651
Consolidated Aerospace Manufacturing, LLC (9)	Aerospace Components Manufacturer	LIBOR Plus 4.00%, Current Coupon 5.00%, Secured Debt (Maturity - February 28, 2020)	1,500	1,493	1,508
CST Industries, Inc. (6)	Storage Tank Manufacturer	LIBOR Plus 6.25%, Current Coupon 7.75%, Secured Debt (Maturity - May 22, 2017)	2,466	2,436	2,429
e-Rewards, Inc. (6) (9)	Provider of Digital Data Collection	LIBOR Plus 5.00%, Current Coupon 6.00%, Secured Debt (Maturity - October 29, 2018)	4,472	4,457	4,472
Excelitas Technologies Corp. (6) (9)	Lighting and Sensor Components	LIBOR Plus 5.00%, Current Coupon 6.00%, Secured Debt (Maturity - November 2, 2020)	3,481	3,496	3,502
Extreme Reach, LLC (6)	TV and Video Advertising Platform	LIBOR Plus 5.75%, Current Coupon 6.75%, Secured Debt (Maturity - January 24, 2020)	750	739	769
Fender Musical Instruments Corporation (6)	Manufacturer of Musical Instruments	LIBOR Plus 4.50%, Current Coupon 5.75%, Secured Debt (Maturity - April 3, 2019)	446	442	450
FishNet Security, Inc. (6)	Information Technology Value-Added Reseller	LIBOR Plus 5.00%, Current Coupon 6.25%, Secured Debt (Maturity - November 30, 2017)	1,975	1,959	1,986
Fram Group Holdings, Inc. (6)	Manufacturer of Automotive Maintenance Products	LIBOR Plus 5.00%, Current Coupon 6.50%, Secured Debt (Maturity - July 31, 2017)	1,497	1,486	1,503
Golden Nugget, Inc. (6)	Owner & Operator of Hotels and Casinos	LIBOR Plus 4.50%, Current Coupon 5.50%, Secured Debt (Maturity - November 21, 2019)	998	991	1,022
iEnergizer Limited (6) (7) (9)	Provider of Business Outsourcing Solutions	LIBOR Plus 6.00%, Current Coupon 7.25%, Secured Debt (Maturity - May 1, 2019)	4,845	4,805	4,772
Inn of the Mountain Gods Resort and Casino	Hotel & Casino Owner & Operator	9.25% Secured Bond (Maturity - November 30, 2020)	1,884	1,823	1,846
Ipreo Holdings LLC (6)	Application Software for Capital Markets	LIBOR Plus 4.00%, Current Coupon 5.00%, Secured Debt (Maturity - August 7, 2017)	732	732	739
Jackson Hewitt Tax Service Inc. (6) (9)	Tax Preparation Service Provider	LIBOR Plus 8.50%, Current Coupon 10.00%, Secured Debt (Maturity - October 16, 2017)	3,258	3,267	3,250
Joernes Healthcare, LLC (6)	Health Care Equipment & Supplies	LIBOR Plus 5.00%, Current Coupon 6.75%, Secured Debt (Maturity - March 28, 2018)	974	965	954
Keypoint Government Solutions, Inc. (6)	Pre-Employment Screening Services	LIBOR Plus 6.00%, Current Coupon 7.25%, Secured Debt (Maturity - November 13, 2017)	1,893	1,888	1,874
Larchmont Resources, LLC (6)	Oil & Gas Exploration & Production	LIBOR Plus 7.25%, Current Coupon 8.25%, Secured Debt (Maturity - August 7, 2019)	746	750	761
Learning Care Group (US) No. 2 Inc. (6)	Provider of Early Childhood Education	LIBOR Plus 4.50%, Current Coupon 5.75%, Secured Debt (Maturity - May 8, 2019)	995	986	1,001
LJ Host Merger Sub, Inc. (6)	Managed Services and Hosting Provider	LIBOR Plus 4.75%, Current Coupon 6.00%, Secured Debt (Maturity - December 13, 2019)	1,988	1,968	1,978
		LIBOR Plus 8.75%, Current Coupon 10.00%, Secured Debt (Maturity - December 23, 2020) (11)	500	490	498
				2,458	2,476
MAH Merger Corporation (6)	Sports-Themed Casual Dining Chain	LIBOR Plus 4.50%, Current Coupon 5.75%, Secured Debt (Maturity - July 19, 2019)	1,492	1,493	1,496
MediMedia USA, Inc. (6)	Provider of Healthcare Media and Marketing	LIBOR Plus 6.75%, Current Coupon 8.00%, Secured Debt (Maturity - November 20, 2018)	1,990	1,943	1,940
MedSolutions Holdings, Inc. (6)	Specialty Benefit Management	LIBOR Plus 5.25%, Current Coupon 6.50%, Secured Debt (Maturity - July 8, 2019)	1,950	1,948	1,964
MP Assets Corporation (6)	Manufacturer of Battery Components	LIBOR Plus 4.50%, Current Coupon 5.50%, Secured Debt (Maturity - December 19, 2019)	990	980	990
Nice-Pak Products, Inc. (9)	Pre-Moistened Wipes Manufacturer	LIBOR Plus 5.75%, Current Coupon 7.25%, Secured Debt (Maturity - June 18, 2014)	4,680	4,603	4,587
North Atlantic Trading Company, Inc. (6)	Marketer/Distributor of Tobacco	LIBOR Plus 6.50%, Current Coupon 7.75%, Secured Debt (Maturity -January 13, 2020)	1,500	1,485	1,515
NRC US Holding Company LLC	Environmental Services Provider	LIBOR Plus 4.50%, Current Coupon 5.50%, Secured Debt (Maturity -July 30, 2019)	3,491	3,482	3,517
Panolam Industries International, Inc. (6)	Decorative Laminate Manufacturer	LIBOR Plus 6.00%, Current Coupon 7.25%, Secured Debt (Maturity - August 23, 2017)	892	885	874
Permian Holdings, Inc.	Storage Tank Manufacturer	10.50% Secured Bond (Maturity - January 15, 2018)	1,910	1,884	1,943
Peroxychem, LLC (9)	Chemical Manufacturer	LIBOR Plus 6.50%, Current Coupon 7.5%, Secured Debt (Maturity - February 28, 2020)	4,500	4,477	4,523
Pitney Bowes Management Services Inc. (6)	Provider of Document Management Services	LIBOR Plus 6.25%, Current Coupon 7.50%, Secured Debt (Maturity - October 1, 2019)	995	985	1,004
Polyconcept Financial B.V. (6) (9)	Promotional Products to Corporations and Consumers	LIBOR Plus 4.75%, Current Coupon 6.00%, Secured Debt (Maturity - June 28, 2019)	2,469	2,467	2,469
Prowler Acquisition Corporation (6)	Specialty Distributor to the Energy Sector	LIBOR Plus 4.50%, Current Coupon 5.50%, Secured Debt (Maturity - January 28, 2020)	750	743	757
Ravago Holdings America, Inc. (6) (9)	Polymers Distributor	LIBOR Plus 4.50%, Current Coupon 5.50%, Secured Debt (Maturity - December 20, 2020)	4,250	4,271	4,295
Recorded Books, Inc. (6)	Audiobook and Digital Content Publisher	LIBOR Plus 4.25%, Current Coupon 5.25%, Secured Debt (Maturity - January 31, 2020)	2,500	2,475	2,494
Relativity Media, LLC (9)	Full-scale Film and Television Production and Distribution	10.00% Secured Debt (Maturity - May 30, 2015)	3,693	3,693	3,703
		15.00% PIK Secured Debt (Maturity - May 30, 2015) (11)	1,000	1,000	1,020
				4,693	4,723
RentPath, Inc. (6) (9)	Online Apartment Aggregator	LIBOR Plus 5.00%, Current Coupon 6.25%, Secured Debt (Maturity - May 29, 2020)	2,494	2,431	2,450
SCE Partners, LLC (6)	Hotel & Casino Operator	LIBOR Plus 7.25%, Current Coupon 8.25%, Secured Debt (Maturity - August 14, 2019)	1,000	991	915
Sotera Defense Solutions, Inc. (6)	Defense Industry Intelligence Services	LIBOR Plus 6.00%, Current Coupon 7.50%, Secured Debt (Maturity - April 21, 2017)	938	910	837
Sutherland Global Services, Inc. (6)	Business Process Outsourcing Provider	LIBOR Plus 6.00%, Current Coupon 7.25%, Secured Debt (Maturity - March 6, 2019)	950	933	957
Synagro Infrastructure Company, Inc. (6)	Waste Management Services	LIBOR Plus 5.25%, Current Coupon 6.25%, Secured Debt (Maturity - August 22, 2020)	995	976	1,004
TeleGuam Holdings, LLC (6) (9)	Cable and Telecom Services Provider	LIBOR Plus 4.00%, Current Coupon 5.25%, Secured Debt (Maturity - December 10, 2018)	988	989	986
		LIBOR Plus 7.50%, Current Coupon 8.75%, Secured Debt (Maturity - June 10, 2019) (11)	3,000	3,023	3,015
				4,012	4,001
Tervita Corporation (6) (7)	Oil and Gas Environmental Services	LIBOR Plus 5.00%, Current Coupon 6.25%, Secured Debt (Maturity - May 15, 2018)	2,494	2,503	2,478
The Topps Company, Inc. (6)	Trading Cards & Confectionary	LIBOR Plus 6.00%, Current Coupon 7.25%, Secured Debt (Maturity - October 2, 2018)	998	988	1,001
Therakos, Inc. (6)	Immune System Disease Treatment	LIBOR Plus 6.25%, Current Coupon 7.50%, Secured Debt (Maturity - December 27, 2017)	1,489	1,461	1,502
ThermaSys Corporation (6)	Manufacturer of Industrial Heat Exchanges	LIBOR Plus 4.00%, Current Coupon 5.25%, Secured Debt (Maturity - May 3, 2019)	1,481	1,463	1,481
Totes Isotoner Corporation (6) (9)	Weather Accessory Retail	LIBOR Plus 5.75%, Current Coupon 7.25%, Secured Debt (Maturity - July 7, 2017)	1,937	1,954	1,948
Travel Leaders Group, LLC (6) (9)	Travel Agency Network Provider	LIBOR Plus 6.00%, Current Coupon 7.00%, Secured Debt (Maturity - December 5, 2018)	4,938	4,895	4,901
Universal Fiber Systems, LLC (6)	Manufacturer of Synthetic Fibers	LIBOR Plus 4.25%, Current Coupon 5.25%, Secured Debt (Maturity - January 31, 2019)	1,698	1,695	1,711
Vantage Oncology, LLC	Outpatient Radiation Oncology Treatment Centers	9.50% Secured Bond (Maturity - June 15, 2017)	1,000	1,000	1,018
Visant Corporation (6) (9) (10)	School Affinity Stores	LIBOR Plus 4.00%, Current Coupon 5.25%, Secured Debt (Maturity - December 22, 2016)	2,691	2,681	2,674
Vision Solutions, Inc. (6) (9)	Provider of Information Availability Software	LIBOR Plus 4.50%, Current Coupon 6.00%, Secured Debt (Maturity - July 23, 2016)	3,188	3,202	3,212
Walker & Dunlop Inc. (6) (7)	Real Estate Financial Services	LIBOR Plus 4.50%, Current Coupon 5.50%, Secured Debt (Maturity - December 20, 2020)	748	741	758
YP Holdings LLC (6) (9)	Online and Offline Advertising Operator	LIBOR Plus 6.75%, Current Coupon 8.00%, Secured Debt (Maturity - June 4, 2018)	3,858	3,873	3,900
Total Non-Control/Non-Affiliate Investments (2) (3) (4) (100% of total Portfolio Investments at fair value)				$140,538	$141,218

(1)	See Note 3 - Fair Value Hierarchy for Investments for summary geographic location of portfolio companies

(2)	Non-Control/Non-Affiliate investments are defined by the Investment Company Act of 1940, as amended (the “1940 Act”) as investments that are neither Control investments nor Affiliate investments.

(3)
Control investments are defined by the 1940 Act as investments in which more than 25% of the voting securities are owned or where the ability to nominate greater than 50% of the board representation is maintained. As of March 31, 2014, the Company did not own any Control investments

(4)
Affiliate investments are defined by the 1940 Act as investments in which between 5% and 25% of the voting securities are owned, or an investment in an investment company’s investment adviser, and the investments are not classified as Control investments. As of March 31, 2014, the Company did not own any Affiliate investments.

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

(9)
Investment is under contract to purchase and met trade date accounting criteria as of March 31, 2014. Settlement occurred or is scheduled to occur after March 31, 2014. See Note 2 for summary of Security Transactions.

(10)	Investment serviced by Main Street Partners pursuant to the Servicing Agreement. See Note 2 for summary of Investment Classification.

(11)	Second lien secured debt investment.

See notes to the financial statements.

HMS Income Fund, Inc.
Consolidated Schedule of Investments
As of December 31, 2013
(dollars in thousands)

Portfolio Company (1)	Business Description	Type of Investment (1)	Principal (5)	Cost (5)	Fair Value

Non-Control/Non-Affiliate Investments (2)
ABG Intermediate Holdings 2, LLC (6)	Trademark Licensing of Clothing	LIBOR Plus 5.00%, Current Coupon 6.00%, Secured Debt (Maturity - June 28, 2019)	$1,500	$1,492	$1,496
Allflex Holdings III Inc. (6) (11)	Manufacturer of Livestock Identification Products	LIBOR Plus 7.00%, Current Coupon 8.00%, Secured Debt (Maturity - July 19, 2021)	950	969	964
Ameritech College Operations, LLC (8) (10)	For-Profit Nursing and Healthcare College	18% Secured Debt (Maturity - March 9, 2017)	750	750	750
AMF Bowling Centers, Inc. (6)	Bowling Alley Operator	LIBOR Plus 7.50%, Current Coupon 8.75%, Secured Debt (Maturity - June 29, 2018)	988	959	995
Ancile Solutions, Inc. (6)	Provider of eLearning Solutions	LIBOR Plus 5.00%, Current Coupon 6.25%, Secured Debt (Maturity - July 15, 2018)	1,234	1,224	1,234
Answers Corporation (6) (9)	Consumer Internet Search Services Provider	LIBOR Plus 5.50%, Current Coupon 6.50%, Secured Debt (Maturity - December 20, 2018)	1,500	1,485	1,485
Apria Healthcare Group, Inc. (6)	Home Healthcare Equipment	LIBOR Plus 5.50%, Current Coupon 6.75%, Secured Debt (Maturity - April 6, 2020)	995	995	1,000
Artel, LLC (6) (9)	Land-Based and Commercial Satellite Provider	LIBOR Plus 6.00%, Current Coupon 7.25%, Secured Debt (Maturity - November 27, 2017)	1,188	1,152	1,170
Atkins Nutritionals Holdings II, Inc. (6)	Weight Management Food Products	LIBOR Plus 5.00%, Current Coupon 6.25%, Secured Debt (Maturity - January 2, 2019)	993	983	1,005
BBTS Borrower LP (6)	Oil & Gas Exploration and Midstream Services	LIBOR Plus 6.50%, Current Coupon 7.75%, Secured Debt (Maturity - June 4, 2019)	1,489	1,482	1,503
Blackhawk Specialty Tools LLC (6)	Oilfield Equipment & Services	LIBOR Plus 5.25%, Current Coupon 6.50%, Secured Debt (Maturity - August 1, 2019)	1,500	1,500	1,496
Bluestem Brands, Inc. (6)	Multi-Channel Retailer of General Merchandise	LIBOR Plus 6.50%, Current Coupon 7.50%, Secured Debt (Maturity - December 6, 2018)	1,000	980	990
California Healthcare Medical Billing, Inc. (8) (10)	Outsourced Billing & Revenue Cycle Management	12% Secured Debt, (Maturity - October 17, 2015)	750	750	750
CDC Software Corporation (6)	Enterprise Application Software	LIBOR Plus 6.00%, Current Coupon 7.25%, Secured Debt (Maturity - August 6, 2018)	743	737	749
Cedar Bay Generation Company LP (6)	Coal-Fired Cogeneration Plant	LIBOR Plus 5.00%, Current Coupon 6.25%, Secured Debt (Maturity - April 23, 2020)	885	876	892
Collective Brands Finance, Inc. (6)	Specialty Footwear Retailer	LIBOR Plus 6.00%, Current Coupon 7.25%, Secured Debt (Maturity - October 19, 2019)	496	496	499
e-Rewards, Inc. (6)	Provider of Digital Data Collection	LIBOR Plus 5.00%, Current Coupon 6.00%, Secured Debt (Maturity - October 29, 2018)	1,000	980	994
Excelitas Technologies Corp. (6)	Lighting and Sensor Components	LIBOR Plus 5.00%, Current Coupon 6.00%, Secured Debt (Maturity - November 2, 2020)	989	980	997
Fender Musical Instruments Corporation (6)	Manufacturer of Musical Instruments	LIBOR Plus 4.50%, Current Coupon 5.75%, Secured Debt (Maturity - April 3, 2019)	448	443	455
FishNet Security, Inc. (6)	Information Technology Value-Added Reseller	LIBOR Plus 5.00%, Current Coupon 6.25%, Secured Debt (Maturity - November 30, 2017)	1,980	1,963	1,989
Fram Group Holdings, Inc. (6) (9)	Manufacturer of Automotive Maintenance Products	LIBOR Plus 5.00%, Current Coupon 6.50%, Secured Debt (Maturity - July 31, 2017)	1,500	1,489	1,489
Getty Images, Inc. (6)	Digital Photography and Video Content Marketplace	LIBOR Plus 3.50%, Current Coupon 4.75%, Secured Debt (Maturity - October 18, 2019)	997	895	933
Golden Nugget, Inc. (6)	Hotels & Casinos in Las Vegas and Louisiana	LIBOR Plus 4.50%, Current Coupon 5.50%, Secured Debt (Maturity - November 21, 2019)	700	693	712
iEnergizer Limited (6) (7) (9)	Provider of Business Outsourcing Solutions	LIBOR Plus 6.00%, Current Coupon 7.25%, Secured Debt (Maturity - May 1, 2019)	1,437	1,413	1,417
Inn of the Mountain Gods Resort and Casino	Hotel & Casino	9.25% Secured Bond (Maturity - November 30, 2020)	1,000	955	968
Ipreo Holdings LLC (6) (9)	Application Software for Capital Markets	LIBOR Plus 4.00%, Current Coupon 5.00%, Secured Debt (Maturity - August 5, 2017)	732	732	743
Jackson Hewitt Tax Service Inc. (6)	Tax Preparation Services	LIBOR Plus 8.50%, Current Coupon 10.00%, Secured Debt (Maturity - October 16, 2017)	1,000	1,000	995
Joernes Healthcare, LLC (6)	Health Care Equipment & Supplies	LIBOR Plus 5.00%, Current Coupon 6.25%, Secured Debt (Maturity - March 28, 2018)	993	984	973
Keypoint Government Solutions, Inc. (6)	Pre-Employment Screening Services	LIBOR Plus 6.00%, Current Coupon 7.25%, Secured Debt (Maturity - November 13, 2017)	920	915	910
Larchmont Resources, LLC (6)	Oil & Gas Exploration & Production	LIBOR Plus 7.25%, Current Coupon 8.50%, Secured Debt (Maturity - August 7, 2019)	746	750	760
Learning Care Group (US) No. 2 Inc. (6)	Provider of Early Childhood Education	LIBOR Plus 4.75%, Current Coupon 6.00%, Secured Debt (Maturity - May 8, 2019)	998	988	1,004
LJ Host Merger Sub, Inc. (6) (9)	Managed Services and Hosting Provider	LIBOR Plus 4.75%, Current Coupon 6.00%, Secured Debt (Maturity - December 13, 2019)	1,000	990	995
		LIBOR Plus 8.75%, Current Coupon 10.00%, Secured Debt (Maturity - December 11, 2020) (11)	500	490	498
				1,480	1,493
MAH Merger Corporation (6)	Sports-Themed Casual Dining Chain	LIBOR Plus 4.50%, Current Coupon 5.75%, Secured Debt (Maturity - July 19, 2019)	1,500	1,500	1,493
MediMedia USA, Inc. (6)	Provider of Health Care Media and Marketing	LIBOR Plus 6.75%, Current Coupon 8.00%, Secured Debt (Maturity - November 20, 2018)	995	967	973
MedSolutions Holdings, Inc. (6)	Specialty Benefit Management	LIBOR Plus 5.25%, Current Coupon 6.50%, Secured Debt (Maturity - July 8, 2019)	975	966	974
Mitel US Holdings, Inc. (6)	Manufacturer of Battery Components	LIBOR Plus 4.50%, Current Coupon 7.00%, Secured Debt (Maturity - December 19, 2019)	893	884	896
MP Assets Corporation (6)	Manufacturer of Battery Components	LIBOR Plus 4.50%, Current Coupon 5.50%, Secured Debt (Maturity - December 19, 2019)	1,000	990	998
National Vision, Inc. (6)	Discount Optical Retailer	LIBOR Plus 5.75%, Current Coupon 7.00%, Secured Debt (Maturity - August 2, 2018)	730	721	732
Neenah Foundry Company (6)	Operator of Iron Foundries	LIBOR Plus 5.50%, Current Coupon 6.75%, Secured Debt (Maturity - August 26, 2017)	12	12	12
NRC US Holding Company LLC (6)	Environmental Services Provider	LIBOR Plus 4.50%, Current Coupon 5.50%, Secured Debt (Maturity - July 30, 2019)	975	970	977
Orbitz Worldwide, Inc. (6) (7)	Online Travel Agent	LIBOR Plus 4.75%, Current Coupon 5.75%, Secured Debt (Maturity - March 25, 2019)	498	498	500
Panolam Industries International, Inc. (6)	Decorative Laminate Manufacturer	LIBOR Plus 6.00%, Current Coupon 7.25%, Secured Debt (Maturity - August 23, 2017)	905	897	875
Permian Holdings, Inc.	Storage Tank Manufacturer	10.50% Secured Bond (Maturity - January 15, 2018)	910	888	896
Pitney Bowes Management Services Inc. (6)	Provider of Document Management Services	LIBOR Plus 6.25%, Current Coupon 7.50%, Secured Debt (Maturity - October 1, 2019)	998	988	1,005
Polyconcept Financial B.V. (6)	Promotional Products to Corporations and Consumers	LIBOR Plus 4.75%, Current Coupon 6.00%, Secured Debt (Maturity - June 28, 2019)	975	966	979
Ravago Holdings America, Inc. (6) (9)	Polymers Distributor	LIBOR Plus 4.50%, Current Coupon 5.50%, Secured Debt (Maturity - December 20, 2020)	1,250	1,238	1,253
Relativity Media, LLC	Full-scale Film and Television Production and Distribution	10.00% Secured Debt (Maturity - May 30, 2015)	1,976	1,976	1,976
SCE Partners, LLC (6)	Hotel & Casino Operator	LIBOR Plus 7.25%, Current Coupon 8.25%, Secured Debt (Maturity - August 14, 2019)	1,000	990	930
Sotera Defense Solutions, Inc. (6)	Defense Industry Intelligence Services	LIBOR Plus 6.00%, Current Coupon 7.50%, Secured Debt (Maturity - April 21, 2017)	944	913	849
Sutherland Global Services, Inc. (6)	Business Process Outsourcing Provider	LIBOR Plus 6.00%, Current Coupon 7.25%, Secured Debt (Maturity - March 6, 2019)	963	945	965
Synagro Infrastructure Company, Inc. (6)	Waste Management Services	LIBOR Plus 5.25%, Current Coupon 6.25%, Secured Debt (Maturity - August 22, 2020)	998	978	989
TeleGuam Holdings, LLC (6)	Cable and Telecom Services Provider	LIBOR Plus 4.00%, Current Coupon 5.25%, Secured Debt (Maturity - December 10, 2018)	499	499	498
		LIBOR Plus 7.50%, Current Coupon 8.75%, Secured Debt (Maturity - June 10, 2019) (11)	1,000	1,006	1,005
				1,505	1,503
Tervita Corporation (6) (7)	Oil and Gas Environmental Services	LIBOR Plus 5.00%, Current Coupon 6.25%, Secured Debt (Maturity - May 15, 2018)	996	990	1,002
The Topps Company, Inc. (6)	Trading Cards & Confectionary	LIBOR Plus 6.00%, Current Coupon 7.25%, Secured Debt (Maturity - October 2, 2018)	1,000	990	1,003
Therakos, Inc. (6)	Immune System Disease Treatment	LIBOR Plus 6.25%, Current Coupon 7.50%, Secured Debt (Maturity - December 27, 2017)	1,489	1,460	1,494
ThermaSys Corporation (6)	Manufacturer of Industrial Heat Exchanges	LIBOR Plus 4.00%, Current Coupon 5.25%, Secured Debt (Maturity - May 3, 2019)	1,500	1,482	1,489
Totes Isotoner Corporation (6)	Weather Accessory Retail	LIBOR Plus 5.75%, Current Coupon 7.25%, Secured Debt (Maturity - July 7, 2017)	944	952	949
Travel Leaders Group, LLC (6)	Travel Agency Network Provider	LIBOR Plus 6.00%, Current Coupon 7.00%, Secured Debt (Maturity - December 5, 2018)	1,500	1,470	1,481
Universal Fiber Systems, LLC (6)	Manufacturer of Synthetic Fibers	LIBOR Plus 5.75%, Current Coupon 7.50%, Secured Debt (Maturity - June 26, 2015)	1,699	1,678	1,707
Vantage Oncology, LLC	Outpatient Radiation Oncology Treatment Centers	9.50% Secured Bond (Maturity - August 7, 2017)	1,000	1,000	1,030
Visant Corporation (6) (10)	School Affinity Stores	LIBOR Plus 4.00%, Current Coupon 5.25%, Secured Debt (Maturity - December 22, 2016)	691	691	683
Vision Solutions, Inc. (6)	Provider of Information Availability Software	LIBOR Plus 4.50%, Current Coupon 6.00%, Secured Debt (Maturity - July 23, 2016)	1,000	990	1,004
Walker & Dunlop Inc. (6) (7) (9)	Real Estate Financial Services	LIBOR Plus 4.50%, Current Coupon 5.50%, Secured Debt (Maturity - December 20, 2020)	750	743	746
YP Holdings LLC (6)	Online and Offline Advertising Operator	LIBOR Plus 6.75%, Current Coupon 8.00%, Secured Debt (Maturity - June 4, 2018)	700	682	709
Total Non-Control/Non-Affiliate Investments (2) (3) (4) (100% of total Portfolio Investments at fair value)				$66,410	$66,882

(1)	See Note 3 - Fair Value Hierarchy for Investments for summary geographic location of portfolio companies

(2)	Non-Control/Non-Affiliate investments are defined by the Investment Company Act of 1940, as amended (the “1940 Act”) as investments that are neither Control investments nor Affiliate investments.

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

(8)	Lower middle market investment.

(9)	Investment is under contract to purchase and met trade date accounting criteria as of December 31, 2013. Settlement occurred after December 31, 2013. See Note 2 for summary of Security Transactions.

(10)	Investment serviced by Main Street Partners pursuant to the Servicing Agreement. See Note 2 for summary of Investment Classification.

(11)	Second lien secured debt investment.

See notes to the financial statements.

HMS Income Fund, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

Note 1. Principal Business and Organization

HMS Income Fund, Inc. (the “Company”) was formed as a Maryland corporation on November 28, 2011 under the General Corporation Law of the State of Maryland. The Company is an externally managed, non-diversified closed-end investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company has elected to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company’s primary investment objective is to generate current income through debt and equity investments. A secondary objective of the Company is to generate long-term capital appreciation through such investments. On December 16, 2011, the Company filed a registration statement on Form N-2, as amended (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”) to register for sale up to $1.5 billion of shares of common stock (the “Offering”). Except as with respect to minimum offering requirements set by securities regulators of certain states, there is no minimum number of shares of common stock required to be sold in the Offering. As of March 31, 2014, the Company had raised approximately $81.4 million in the public offering, including proceeds from the distribution reinvestment plan of approximately $854,000.

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

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its wholly-owned consolidated subsidiary. Under the investment company rules and regulations pursuant to Article 6 of Regulation S-X, the Company is precluded from consolidating portfolio company investments, including those in which it has a controlling interest, unless the portfolio company is another investment company. An exception to this general principle occurs if the Company owns a controlled operating company whose purpose is to provide services directly to the Company such as an investment adviser or transfer agent. None of the investments made by the Company qualify for this exception. Therefore, the Company’s portfolio investments are carried on the balance sheet at fair value, as discussed below, with changes to fair value recognized as “Net Unrealized Appreciation (Depreciation)” on the Statement of Operations until the investment is realized, usually upon exit, resulting in any gain or loss on exit being recognized as a “Net Realized Gain (Loss) from Investments.”

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

Reclassifications

The presentation of distributions on the Consolidated Statements of Changes in Net Assets in the prior year have been reclassified to conform to the presentation for the three months ended March 31, 2014.

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

The Company’s portfolio strategy calls for it to invest in illiquid securities issued by private companies with annual revenues generally between $10 million and $150 million. These securities are also defined herein as lower middle market (“LMM”) investments. These portfolio investments may be subject to restrictions on resale and will generally have either no established trading market or established markets that are inactive; therefore, market quotations are generally not readily available. The Company determines the fair value primarily using a yield to maturity approach that analyzes the discounted cash flows of interest and principal for the debt security, as set forth in the associated loan agreements, as well as the financial position and credit risk of each of these portfolio investments at each reporting date. The Company’s estimate of the expected repayment date of a debt security is generally the legal repayment date of the instrument. The yield to maturity analysis considers changes in leverage levels, credit quality, portfolio company performance and other factors. The Company will use the value determined by the yield analysis as the fair value for that security. However, it is the Company’s position that assuming a borrower is outperforming underwriting expectations and because these respective investments do not contain pre-payment penalties, the borrower would most likely prepay or refinance the borrowing if the market interest rate, given the borrower’s current credit quality, is lower than the stated loan interest rate. Therefore, the Company does not believe that a market participant would pay a premium for the investment, and because of the Company’s general intent to hold its loans to repayment, the Company generally does not believe that the fair value of the investment should be adjusted in excess of the face amount. However, adjustments to investment values will be made for declines in fair value due to market changes or borrower specific credit deterioration. As of March 31, 2014 and December 31, 2013, the Company owned two LMM investments which had a total estimated fair value of $1.5 million which is approximately 1.1% and 2.2% of the Company’s portfolio investments at fair value, respectively.

The Company’s portfolio strategy also calls for it to invest in private placement debt securities that are generally larger in size than LMM investments. Private placement debt securities generally have established markets that are not active; however, market quotations are generally readily available. For these private placement investments, the Company uses observable inputs, such as third party quotes or other independent pricing of identical or similar assets in non-active markets, to determine the fair value of those investments. However, the Company often cannot observe the inputs considered by the third party in determining their quotes. The fair value of these investments on the reporting date is determined by taking the midpoint between the bid-ask spread as of the reporting date obtained from a third party pricing service. The receivable and liability for Securities under contract to sell and purchase have been valued at the contract price. As of March 31, 2014 and December 31, 2013, the Company owned 69 and 64 private placement investments, respectively, which had a total estimated fair value of $139.7 million and $65.4 million or approximately 98.9% and 97.8% of the Company’s portfolio investments at fair value, respectively.

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

Security Transactions

Security transactions are accounted for on the trade date. Any gain or loss on the transaction is unrealized until the trade is settled. As of the trade date, the investment is derecognized for security sales and recognized for security purchases. As of March 31, 2014, and December 31, 2013, the Company had thirty-two and nine investments at contract prices of $49.2 million and $8.8 million, respectively, under contract to purchase which had not yet settled. These investments have been recognized by the Company and are included in the schedule of investments at fair value. The settlement obligations are presented on the balance sheet in the line item “Payable for securities purchased" at the contract price. As of March 31, 2014, and December 31, 2013, the Company had two and zero investments at contract prices of $3.0 million and $0, respectively, under contract to sell which had not yet settled. These investments were derecognized by the Company and are not included in the schedule of investments. The sale trades are presented on the balance sheet in the line item “Receivable for securities sold” at the contract price.

 Interest Income

Interest income is recorded on the accrual basis to the extent amounts are expected to be collected. Prepayment penalties received by the Company are recorded as income upon receipt. Accrued interest is evaluated for collectability. When a debt security becomes 90 days or more past due and the Company does not expect the debtor to be able to service all of its debt or other obligations, the debt security will generally be placed on non-accrual status and the Company will cease recognizing interest income on that debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. If a debt security’s status significantly improves with respect to the debtor’s ability to service the debt or other obligations, or if a debt security is fully impaired, sold or written off, it will be removed from non-accrual status. As of March 31, 2014 and December 31, 2013, the Company did not have any investments that were more than 90 days past due or on non-accrual status. Additionally, the Company is not aware of any material changes to the creditworthiness of the borrowers underlying its debt investments.

From time to time, the Company may hold debt instruments in its investment portfolio that contain a payment-in-kind (“PIK”) interest provision. If these borrowers elect to pay or are obligated to pay interest under the optional PIK provision, and if deemed collectible in management’s judgment, then the interest would be computed at the contractual rate specified in the investment’s credit agreement, added to the principal balance of the investment, and recorded as interest income. Thus, the actual collection of this interest would be deferred until the time of debt principal repayment. As of March 31, 2014, the Company held one investment that was under contract to purchase but had not yet settled, which contained a PIK provision. This was the only investment containing a PIK provision held by the Company during the three months ended March 31, 2014 and no interest related to this investment was recognized into interest income. During the three months ended March 31, 2013, the Company did not hold any investments that contained a PIK provision.

Unearned Income – Original Issue Discount / Premium to Par Value

The Company may purchase debt investments at a value different than par value. For purchases at less than par value a discount is recorded, which is accreted into interest income based on the effective interest method over the life of the debt investment. For purchases at greater than par value, a premium is recorded, which is amortized as a reduction to interest income based on the effective interest method over the life of the investment. Upon repayment or sale, any unamortized discount or premium is also amortized as an adjustment to interest income. For the three months ended March 31, 2014 and March 31, 2013 the Company accreted approximately a net $215,000 and ($3,000), respectively, into interest income which was net of premiums.

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

Due from Main Street

Due from Main Street represents principal and interest payments from portfolio investments serviced and received by Main Street on the Company’s behalf.  The amounts due to the Company as of March 31, 2014 and December 31, 2013 were subsequently collected in April 2014, and January 2014, respectively.

Deferred Financing Costs

Deferred financing costs represent fees and other direct costs incurred in connection with arranging the Company’s borrowings. These costs were incurred in connection with the Company’s revolving credit facility (see Note 4 for a discussion regarding the Company’s Credit Facility and Syndicated Credit Facility) and have been capitalized. The deferred financing costs are being amortized to interest expense using the straight-line method over the life of the credit facility, which the Company believes is materially consistent with the effective interest method. For the three months ended March 31, 2014 and March 31, 2013 the Company amortized approximately $41,000 and $22,000 respectively, into interest expense related to deferred financing costs.

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

As of March 31, 2014 and December 31, 2013, the Adviser and Sub-Adviser incurred approximately $4.8 million and $4.3 million, respectively, of Offering costs on the Company’s behalf. Upon the execution of the Advisory Agreement and Sub-Advisory Agreement, on May 31, 2012, the Company recorded a due to affiliates liability and capitalized the deferred Offering costs as it is probable that aggregate gross proceeds from the Offering will be at a level that will require the Company to reimburse the Advisers for these costs. As of March 31, 2014, the balance of the due to affiliate liability related to organizational and Offering costs was $3.6 million. On a regular basis, management reviews capital raise projections to evaluate the likelihood of the capital raise reaching a level that would require the Company to reimburse the Adviser for the offering costs incurred on the Company's behalf. Based on the $4.8 million of offering costs incurred by the Adviser through March 31, 2014, the Company would have to raise approximately $320 million to be obligated to reimburse the Adviser for all of these costs. Commencing with the Company’s initial closing, which occurred on September 17, 2012, and continuing with every closing thereafter, 1.5% of the proceeds of such closings will be amortized as a charge to additional paid in capital and a reduction of deferred Offering costs, until such asset is fully amortized. As of March 31, 2014, approximately $1.2 million has been amortized.  The Company expects to reimburse the Advisers for such costs incurred on its behalf on a monthly basis up to a maximum aggregate amount of 1.5% of the gross Offering proceeds. Pursuant to the terms of the Advisory Agreement and Sub-Advisory Agreement, the Adviser and Sub-Adviser will be responsible for the payment of organizational and Offering expenses to the extent they exceed 1.5% of gross proceeds from the Offering.

Payable for Unsettled Trades

The Company accepts stockholder’s subscriptions on a weekly basis. For subscriptions received, for which shares of common stock were not issued by March 31, 2014, the amounts of such subscriptions are presented as cash and as a payable for unsettled trades. The shares issued in exchange for the subscriptions were issued and outstanding on April 1, 2014.

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

The Company’s investment portfolio at March 31, 2014 and December 31, 2013 was comprised exclusively of debt securities. The fair value determination for these investments primarily consisted of both observable (Level 2) and unobservable (Level 3) inputs.

The fair value determination of the Level 3 securities required one or more of the following unobservable inputs:

•	Financial information obtained from each portfolio company, including unaudited statements of operations and balance sheets for the most recent period available as compared to budgeted numbers;

•	Current and projected financial condition of the portfolio company;

•	Current and projected ability of the portfolio company to service its debt obligations;

•	Type and amount of collateral, if any, underlying the investment;

•	Current financial ratios (e.g., fixed charge coverage ratio, interest coverage ratio, and net debt/EBITDA ratio) applicable to the investment;

•	Current liquidity of the investment and related financial ratios (e.g., current ratio and quick ratio);

•	Pending debt or capital restructuring of the portfolio company;

•	Projected operating results of the portfolio company;

•	Current information regarding any offers to purchase the investment;

•	Current ability of the portfolio company to raise any additional financing as needed;

•	Changes in the economic environment which may have a material impact on the operating results of the portfolio company;

•	Internal occurrences that may have an impact (both positive and negative) on the operating performance of the portfolio company;

•	Qualitative assessment of key management;

•	Contractual rights, obligations or restrictions associated with the investment;

•	Third party pricing for securities with limited observability of inputs determining the pricing; and

•	Other factors deemed relevant.

The following table presents fair value measurements of investments, by major class, as of March 31, 2014 according to the fair value hierarchy (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First lien secured debt	$—	$—	135,720	$135,720
Second lien secured debt	—	—	5,498	5,498
Total	$—	$—	$141,218	$141,218

The following table presents fair value measurements of investments, by major class, as of at December 31, 2013 according to the fair value hierarchy (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First lien secured debt	$—	$4,728	$59,686	$64,414
Second lien secured debt	—	—	2,468	2,468
Total	$—	$4,728	$62,154	$66,882

The following table presents fair value measurements of investments segregated by the level within the fair value hierarchy as of March 31, 2014 (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
LMM portfolio investments	$—	$—	$1,500	$1,500
Private placement investments	—	—	139,718	139,718
Total	$—	$—	$141,218	$141,218

The following table presents fair value measurements of investments segregated by the level within the fair value hierarchy, as of December 31, 2013 (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
LMM portfolio investments	$—	$—	$1,500	$1,500
Private placement investments	—	4,728	60,654	65,382
Total	$—	$4,728	$62,154	$66,882

The Company’s investment portfolio at March 31, 2014 and December 31, 2013 was comprised exclusively of debt securities, which include LMM investments and private placement investments. The significant unobservable input utilized in the determination of the fair value of the LMM portfolio investments is the risk adjusted discount rate utilized in the discounted cash flow approach. The discount rate is based on the underlying credit quality of the borrower as of March 31, 2014 and December 31, 2013. The use of a higher discount rate would result in a lower fair value, and conversely the use of a lower discount rate would result in a higher fair value. Given that the loans have no prepayment penalties, assuming that the loan is outperforming underwriting and market interest rates have declined, the lower interest rate would result in a higher fair value of the investment; however, due to the lack of prepayment penalties, the Company does not believe that any significant value in excess of the par value would ever be realized. Therefore, the Company will not value the LMM loans at a value in excess of the principal amount due.

The fair value determination for the private placement investments was based upon quotes obtained through a third party pricing service. If available and determined to be reliable, the Company uses the third party quotes, to estimate the fair value of its private placement investments owned. The inputs for determining the third party quotes are often unobservable to the Company. These valuations consist of a combination of observable inputs in non-active markets for which sufficient observable inputs were available to determine the fair value of these investments, observable inputs in the non-active market for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. The third party quotes are reviewed and discussed with the Company's Sub-Adviser. As a result, a portion of the Company's private placement investments was categorized as Level 2 as of December 31, 2013 and none of the Company's private placement investments was categorized as Level 2 as of March 31, 2014 . For the private placement investments for which sufficient observable inputs were not available to determine the fair value of the investments, the Company categorized such investments as Level 3 as of March 31, 2014 and December 31, 2013.

The following table, which is not intended to be all inclusive, presents the significant unobservable input of the Company’s Level 3 investments as of March 31, 2014 (in thousands):

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
LMM portfolio investments	$1,500	Discounted Cash Flows	Expected Principal Recovery	—	100%
			Risk Adjusted Discount Factor	12% - 18%	15%
Private placement investments	$139,718	Market Approach	Third Party Quotes	89% - 103%	100%
	$141,218

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
	$62,154

The following table provides a summary of changes in fair value of the Company’s Level 3 portfolio investments for the three months ended March 31, 2014 (in thousands):

Type of Investment	January 1, 2014 Fair Value	Transfers Into Level 3 Hierarchy	Payment-in-Kind Interest Accrual	New Investments	Sales/ Repayments	Net Unrealized Appreciation (Depreciation)	Net Realized Gain (Loss)	March 31, 2014 Fair Value
LMM	$1,500	$—	$—	$—	$—	$—		$1,500
Private Placement	60,654	4,728	—	89,991	(15,952)	228	69	139,718
Total	$62,154	$4,728	$—	$89,991	$(15,952)	$228	$69	$141,218

For the three months ended March 31, 2014, there were transfers of $5 million between Level 2 and Level 3 portfolio investments. The transfers represent private placement investments which are valued based upon third party quotes with limited activity. In prior periods, these were classified as Level 2 fair value measurements. As of March 31, 2014, the Company obtained information regarding the quotes, including the number of quotes used to value these investments. Given the lack of observable inputs of the third party quotes, these investments were determined to be Level 3 fair value measurements as of March 31, 2014. There were no transfers into Level 3 during the three months ended March 31, 2013.

Portfolio Investment Composition

The composition of the Company’s investments as of March 31, 2014, at cost and fair value, was as follows (in thousands):

	Investments at Cost	Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First lien secured debt	$135,056	96.1%	$135,720	96.1%
Second lien secured debt	5,482	3.9%	5,498	3.9%
Total	$140,538	100.0%	$141,218	100.0%

The composition of the Company’s investments as of December 31, 2013, at cost and fair value, was as follows (in thousands):

	Investments at Cost	Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First lien secured debt	$63,945	96.3%	$64,414	96.3%
Second lien secured debt	2,465	3.7%	2,468	3.7%
Total	$66,410	100.0%	$66,882	100.0%

The composition of the Company’s investments by geographic region of the United States as of March 31, 2014, at cost and fair value, is set forth in the table below (in thousands).

	Investments at Cost	Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Northeast	$43,253	30.8%	$43,589	30.9%
Southwest	18,063	12.8%	18,234	12.9%
West	16,685	11.9%	16,744	11.8%
Southeast	30,864	22.0%	31,044	22.0%
Midwest	20,354	14.4%	20,357	14.4%
Non-United States	11,319	8.1%	11,250	8.0%
Total	$140,538	100.0%	$141,218	100.0%

The composition of the Company’s investments by geographic region of the United States as of December 31, 2013, at cost and fair value, is set forth in the table below (in thousands).

	Investments at Cost	Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Northeast	$20,459	30.8%	$20,611	30.8%
Southwest	9,545	14.4%	9,645	14.4%
West	9,254	13.9%	9,358	14.0%
Southeast	11,674	17.6%	11,771	17.6%
Midwest	11,569	17.4%	11,575	17.3%
Non-United States	3,909	5.9%	3,922	5.9%
Total	$66,410	100.0%	$66,882	100.0%

The composition of the Company’s total investments by industry as of March 31, 2014 and December 31, 2013, at cost was as follows:

Cost:	March 31, 2014	December 31, 2013
Internet Software and Services	9.4%	5.9%
Media	9.3%	6.7%
Hotels, Restaurants, & Leisure	7.7%	5.4%
IT Services	7.6%	11.2%
Chemicals	6.2%	1.9%
Software	5.6%	3.7%
Oil, Gas, and Consumable Fuels	5.0%	4.7%
Specialty Retail	4.4%	6.6%
Diversified Consumer Services	4.1%	4.1%
Energy Equipment & Services	3.4%	3.7%
Electronic Equipment, Instruments & Components	3.2%	3.0%
Household Products	3.3%	—%
Commercial Services & Supplies	3.2%	2.9%
Textiles, Apparel, & Luxury Goods	3.0%	4.0%
Advertising	2.7%	1.0%
Health Care Providers & Services	2.6%	5.6%
Aerospace and Defense	1.9%	1.7%
Professional Services	2.0%	2.8%
Data Processing and Outsourced Services	1.7%	2.2%
Containers and Packaging	1.7%	—%
Internet and Catalog Retail	1.3%	2.2%
Electric Utilities	1.2%	1.3%
Auto Components	1.1%	2.2%
Life Sciences Tools & Services	1.0%	2.2%
Restaurants	1.1%	2.3%
Tobacco	1.1%	—%
Electrical Equipment	1.0%	2.2%
Leisure Equipment and Products	1.0%	2.2%
Food & Staples Retailing	0.7%	1.5%
Food Products	0.7%	1.5%
Health Care Equipment and Supplies	0.7%	1.5%
Metals and Mining	0.6%	1.4%
Thrifts & Mortgage Finance	0.5%	1.1%
Communications Equipment	—%	1.3%
Total	100.0%	100.0%

The composition of the Company’s total investments by industry as of March 31, 2014 and December 31, 2013, at fair value was as follows:

Fair Value:	March 31, 2014	December 31, 2013
Internet Software and Services	9.4%	5.9%
Media	9.3%	6.7%
Hotels, Restaurants, & Leisure	7.6%	5.4%
IT Services	7.6%	11.3%
Chemicals	6.2%	1.9%
Software	5.6%	3.7%
Oil, Gas, and Consumable Fuels	5.1%	4.7%
Specialty Retail	4.4%	6.6%
Diversified Consumer Services	4.1%	4.1%
Energy Equipment & Services	3.3%	3.8%
Electronic Equipment, Instruments & Components	3.2%	3.0%
Household Products	3.2%	—%
Commercial Services & Supplies	3.2%	2.9%
Textiles, Apparel, & Luxury Goods	3.0%	4.0%
Advertising	2.8%	1.1%
Health Care Providers & Services	2.6%	5.6%
Aerospace and Defense	1.9%	1.7%
Professional Services	1.9%	2.7%
Data Processing and Outsourced Services	1.8%	2.2%
Containers and Packaging	1.7%	—%
Internet and Catalog Retail	1.3%	2.2%
Electric Utilities	1.2%	1.3%
Auto Components	1.1%	2.2%
Life Sciences Tools & Services	1.1%	2.2%
Restaurants	1.1%	2.3%
Tobacco	1.1%	—%
Electrical Equipment	1.0%	2.2%
Leisure Equipment and Products	1.0%	2.2%
Food & Staples Retailing	0.7%	1.5%
Food Products	0.7%	1.4%
Health Care Equipment and Supplies	0.7%	1.5%
Metals and Mining	0.6%	1.3%
Thrifts & Mortgage Finance	0.5%	1.1%
Communications Equipment	—%	1.3%
Total	100.0%	100.0%

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

On May 24, 2012, HMS Income LLC entered into a $15 million senior secured revolving credit facility with Capital One, National Association (“Capital One”) and immediately borrowed $7 million under the facility, which proceeds were used in the repayment in full of the Main Street facility. The Credit Facility had an accordion provision allowing increases in borrowing of up to $60 million, for a total facility of up to $75 million, subject to certain conditions. On August 16, 2013, the Company expanded the available capacity under the Credit Facility from $15 million to $25 million. The Credit Facility was further amended on November 25, 2013, increasing the capacity of the Credit Facility from $25 million to $30 million.

On March 11, 2014, the Company entered into the Syndicated Credit Facility, a $70 million senior secured credit facility with Capital One, as the administrative agent, and with Capital One and the other banks, (the "Lenders"), in the Syndicated Credit Facility. This Syndicated Credit Facility amends and restated in its entirety the Credit Facility. In connection with the entry into the Syndicated Credit Facility, on March 11, 2014, the Company borrowed $20 million, $13 million of which was used to satisfy the obligations under the Credit Facility. Borrowings under the Syndicated Credit Facility bear interest, subject to the Company’s election, on a per annum basis equal to (i) the adjusted LIBOR rate plus 2.75% or (ii) the base rate plus 1.75%. The base rate is defined as the higher of (a) the prime rate or (b) the Federal Funds Rate (as defined in the credit agreement) plus 0.5%. The adjusted LIBOR rate is defined in the credit agreement for the Syndicated Credit Facility as the LIBOR rate plus such amount as adjusted for statutory reserve requirements for Eurocurrency liabilities. The Company pays unused commitment fees of 0.25% per annum on the unused lender commitment under the Syndicated Credit Facility if more than 50% of the Syndicated Credit Facility is being used and a commitment fee of 0.375% per annum on the unused lender commitments under the Syndicated Credit Facility if less than 50% of the Syndicated Credit Facility is being used. The Syndicated Credit Facility has a three year term, with two one-year extension options, subject to approval of the Lenders. Additionally, the Syndicated Credit Facility has an accordion provision allowing borrowing capacity to increase to $150 million. Borrowings under the Syndicated Credit Facility are secured by all of the Company’s assets as well as all of the assets, and a pledge of equity ownership interests, of any future subsidiaries of the Company, which would be joined as guarantors. The credit agreement for the Syndicated Credit Facility contains affirmative and negative covenants usual and customary for credit facilities of this nature, including, but not limited to: (i) maintaining an interest coverage ratio of at least 2.0 to 1.0, which was 5.1 to 1 for the three months ended March 31, 2014, and was 5.5 to 1 for the twelve months ended March 31, 2014 (ii) maintaining an asset coverage ratio of at least 2.25 to 1.0, which was 3.9 to 1 as of March 31, 2014, and (iii) maintaining a minimum adjusted tangible net worth of at least 80% of the Company's adjusted tangible net worth on the closing date of the Syndicated Credit Facility, which was approximately 98% as of March 31, 2014. Additionally, the Company must provide information to Capital One on a regular basis, preserve the Company's corporate existence, comply with applicable laws, including the 1940 Act, pay obligations when they become due, and invest the proceeds of the Offering in accordance with its investment objectives and strategies (as set forth in the Syndicated Credit Facility). Further, the credit agreement contains usual and customary default provisions including, without limitation: (i) a default in the payment of interest and principal; (ii) insolvency or bankruptcy of the Company; (iii) a material adverse change in the Company's business; or (iv) breach of any covenant, representation or warranty in the loan agreement or other credit documents and failure to cure such breach within defined periods. Additionally, the Syndicated Credit Facility requires the Company to obtain written approval from the administrative agent prior to entering into any material amendment, waiver or other modification of any provision of the Advisory Agreement. As of March 31, 2014, the Company was not aware of any instances of noncompliance with covenants related to the Syndicated Credit Facility. The maturity date of the Syndicated Credit Facility is March 11, 2017, and the Company has two, one-year extension options subject to Lender approval. As of March 31, 2014, the Company had borrowings of $27.5 million outstanding on the Syndicated Credit Facility, which the Company estimated approximated fair value.

Note 5 – Financial Highlights

The following is a schedule of financial highlights of the Company for the three months ended March 31, 2014 and the year ended December 31, 2013.

Per Share/Unit Data:	Three Months Ended March 31, 2014	Year Ended December 31, 2013

Net asset value at beginning of period	$8.91	$8.86

Net realized income(1)(2)	0.12	0.65
Net unrealized appreciation (1) (2)	0.03	0.16
Net increase in net assets resulting from operations	0.15	0.81

Stockholder distributions from net investment income	(0.11)	(0.64)
Stockholder distributions from net realized gains	(0.01)	(0.01)
Stockholder distributions from other sources	(0.05)	(0.05)
Net decrease in net assets resulting from stockholder distributions (1) (3)	(0.17)	(0.70)

Issuance of common stock above net asset value (4), net of offering costs (1)	(0.03)	(0.06)
Net increase (decrease) in net assets resulting from capital share transactions	(0.03)	(0.06)
Net asset value at end of the period	$8.86	$8.91

Shares/units outstanding at end of period	9,373,983	5,396,967
Weighted average shares/units outstanding	7,388,639	2,648,689

(1)	Based on weighted average number of shares of common stock outstanding for the period.

(2)	Change in net realized gain and net unrealized appreciation from investments can change significantly from period to period.

(3)	The stockholder distributions represent the stockholder distributions declared for the period.

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

	Three Months Ended March 31, 2014	Year Ended December 31, 2013
	(in thousands, except percentages)
Net asset value at end of period	$83,080	$48,077
Average net assets	$65,579	$24,864
Average Credit Facility borrowings	$20,750	$9,660

Ratios to average net assets:
Ratio of total expenses to average net assets(1)	1.28%	4.23%
Ratio of total expenses, excluding interest expense, to average net assets (1)	0.97%	2.55%
Ratio of net investment income to average net assets	1.26%	6.86%

Portfolio turnover ratio	15.33%	49.37%

Total return (2)	1.35%	8.47%

(1)
For the three months ended March 31, 2014, the Advisers waived base management fees of approximately $303,000, capital gains incentive fees of approximately $0, and administrative services expenses of approximately $329,000. For the year ended December 31, 2013, the Advisers waived base management fees of approximately $779,000, capital gains incentive fees of approximately $5,000, administrative services expenses of approximately $1 million, and made an expense support payment to the Company of $153,000. The ratio is calculated by reducing the expenses to reflect the waiver of expenses and to reflect the reduction of expenses for the expense support and reimbursement payment from the Adviser.

(2)	Total return is calculated on the change in net asset value per share, stockholder distributions declared per share and the amount of the stock dividend per share over the reporting period.

Note 6 – Stockholder Distributions

The following table reflects the cash distributions per share that the Company has declared on its common stock during the three months ended March 31, 2014 (in thousands except per share amounts).

	Distributions
For the Period Ended	Per Share	Amount
Three months ended March 31, 2014	$0.17	$1,276

The following table reflects the cash distributions per share/ unit that the Company has declared during the three months ended March 31, 2013 (in thousands except per share/unit amounts).

	Distributions
For the Period Ended	Per Share	Amount
Three months ended March 31, 2013	$0.17	$243

On March 25, 2014, with the authorization of the Company’s board of directors, the Company declared distributions to its stockholders for the period of April 2014 through June 2014. These distributions have been, or will be, calculated based on stockholders of record each day from April 1, 2014 through June 30, 2014 in an amount equal to $0.00191781 per share, per day (which represents an annualized distribution yield of 7% based on the Company's current public offering price of $10.00 per share, if it were maintained every day for a twelve-month period). Distributions are paid on the first business day following the completion of each month to which they relate.

The Company has adopted an “opt in” distribution reinvestment plan for its stockholders. As a result, if the Company makes a distribution, its stockholders will receive distributions in cash unless they specifically “opt in” to the distribution reinvestment plan so as to have their cash distributions reinvested in additional shares of the Company’s common stock.

The following table reflects the sources of the cash distributions that the Company declared and, in some instances, paid on its common stock during the three months ended March 31, 2014 and March 31, 2013.

	Three Months Ended March 31, 2014		Three Months Ended March 31, 2013
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Net realized income from operations (net of waiver of base management and incentive fees and expense support payment)	$590	46%	$17	7%
Waiver of base management and incentive fees	303	24%	84	35%
Other sources	383	30%	142	58%
Total	$1,276	100%	$243	100%

The Company may fund its cash distributions from all sources of funds legally available, including Offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to it on account of preferred and common equity investments in portfolio companies, fee and expense waivers from its Advisers, and expense support payments from the Adviser. The

Company has not established limits on the amount of funds that the Company may use from legally available sources to make distributions. The Company expects that for the foreseeable future, a portion of the distributions will be paid from sources other than net realized income from operations, including Offering proceeds, borrowings, fee and expense waivers from its Advisers and support payments from the Adviser. As further discussed in Note 9 - Related Party Transactions, the Adviser has agreed to provide Expense Support through June 30, 2014, in order for the Company to achieve a reasonable level of expenses relative to its investment income. Due to the nature of the Mandatory Reimbursement Payments under the Expense Reimbursement Agreement, the amount of the Expense Support Payment from the Adviser for the quarter ended March 31, 2014, is not fixed or determinable and accordingly has not been recognized by the Company as of March 31, 2014. The Company expects the Expense Support Payment, which will be finalized at the end of the year, will represent the majority of the "Other sources" of distributions noted above.

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

Note 7 – Taxable Income

The Company has elected to be treated for U.S. federal income tax purposes as a RIC. As a RIC, the Company generally will not pay corporate-level U.S. federal income taxes on net ordinary income or capital gains that the Company distributes to its stockholders from taxable earnings and profits as distributions. The Company must generally distribute at least 90% of its investment company taxable income to maintain its RIC status. As a part of maintaining its RIC status, undistributed taxable income (subject to a 4% excise tax) pertaining to a given taxable year may be distributed up to 12 months subsequent to the end of that taxable year, provided such distributions are declared prior to the filing of the federal income tax return for the prior year. In 2014, the Company paid approximately $1,000 with its extension for a 4% nondeductible excise tax; however, it anticipates that none of the cumulative undistributed taxable income will be subject to this 4% nondeductible excise tax as it has distributed enough to eliminate an excise tax liability. In order to avoid this excise tax, the Company needs to distribute, during each calendar year an amount at least equal to the sum of (1) 98.0% of its net ordinary income for the calendar year, (2) 98.2% of its capital gain in excess of capital loss for the calendar year and (3) any net ordinary income and net capital gain for preceding years that were not distributed during such years and on which the Company paid no U.S. federal income tax. If none of the cumulative undistributed taxable income is determined to be subject to this 4% nondeductible excise tax as is anticipated, the $1,000 payment made with the extension will be carried forward to a future year tax liability.

Ordinary distributions from a RIC do not qualify for the 20% maximum tax rate plus a 3.8% Medicare surtax, if applicable, on dividend income from domestic corporations and qualified foreign corporations, except to the extent that the RIC received the income in the form of qualifying dividends from domestic corporations and qualified foreign corporations. The tax attributes for distributions will generally include both ordinary income and capital gains but may also include qualified dividends or return of capital.

The determination of the tax attributes of the Company’s distributions is made annually at the end of the Company’s taxable year based upon the Company’s taxable income for the full year and distributions paid for the full year. The actual tax characteristics of distributions to stockholders will be reported to stockholders annually on a Form 1099-DIV.

Note 8 – Supplemental Cash Flow Disclosures

Listed below are the supplemental cash flow disclosures for the three months ended March 31, 2014 and 2013 (in thousands):

Supplemental Disclosure of Cash Flow Information	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Interest Paid	$173	$54
Taxes Paid	$1	$6

Supplemental Disclosure of Non-Cash Flow Information
Stockholder distributions declared and unpaid	$521	$90
Stockholder distributions reinvested	$419	$20
Change in unpaid deferred offering costs	$(114)	$526
Unpaid deferred financing costs	$94	$12

Note 9 — Related Party Transactions and Arrangements

Advisory Agreements and Conditional Fee Waiver

As described in Note 1 - Principal Business and Organization, the business of the Company is managed by the Adviser (an affiliate of Hines), pursuant to the Advisory Agreement that was entered into on May 31, 2012. This agreement states that the Adviser will oversee the management of the Company’s activities and is responsible for making investment decisions with respect to, and providing day-to-day management and administration of, the Company’s investment portfolio. As of March 31, 2014 and December 31, 2013, the Company owned three investments with respect to which Main Street Partners provides servicing. Additionally, the Adviser has engaged the Sub-Adviser pursuant to the Sub-Advisory Agreement to identify, evaluate, negotiate and structure the Company’s prospective investments, make investment and portfolio management recommendations for approval by the Adviser, monitor the Company’s investment portfolio and provide certain ongoing administrative services to the Adviser in exchange for which the Adviser will pay the Sub-Adviser fifty percent (50%) of the base management fee and incentive fees described below as compensation for its services.

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

As discussed above, the Company and the Advisers entered into the Conditional Fee Waiver Agreement pursuant to which, for a period from June 4, 2012 to December 31, 2013, the Advisers have agreed to waive all fees upon the occurrence of any event, which in the Advisers’ sole discretion is deemed necessary, including, but neither limited to nor automatically triggered by, the Company’s estimate that a distribution declared and payable to its stockholders during the fee waiver period represents, or would represent when paid, a return of capital for U.S. federal income tax purposes. Further, the agreement contains a clause which states that subject to the approval of the Company’s board of directors, in future periods previously waived fees may be paid to the Advisers, if and only to the extent that the Company’s cumulative net increase in net assets resulting from operations exceeds the amount of cumulative distributions paid to stockholders. The previously waived fees are potentially subject to repayment by the Company, if at all, within a period not to exceed three years from the date of each respective fee waiver. On December 30, 2013, the Adviser entered into an amendment to the Conditional Fee Waiver Agreement extending the waiver of HMS Adviser's fees through December 31, 2014. The waiver of fees due to our Sub-Adviser ended on December 31, 2013, and beginning January 1, 2014, Main Street no longer waived its fees under the Sub-Advisory Agreement.

For the three months ended March 31, 2014 and March 31, 2013, the Company incurred, base management fees of approximately $606,000 and $84,000, respectively, capital gains incentive fees of approximately zero and zero, respectively, and subordinated incentive fees of zero and zero, respectively. For the three months ended March 31, 2014 and March 31, 2013, management fees of $303,000 and $84,000, respectively were waived by the Advisers. For the three months ended March 31, 2014 and March 31, 2013 the Company did not record an accrual for any previously waived fees. Reimbursement of previously waived fees to the Advisers will not be accrued until the reimbursement of the waived fees become probable and estimable which will be upon approval of the Company’s board of directors.

Pursuant to the Advisory Agreement and Sub-Advisory Agreement, the Company is required to pay or reimburse the Advisers for administrative services expenses, which include all costs and expenses related to the day-to-day administration and management of the Company not related to advisory services. For the three months ended March 31, 2014 and March 31, 2013, the Company incurred, and the Advisers waived the reimbursement of, administrative services expenses of approximately $329,000 and $233,000 respectively.

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

On December 30, 2013, the Company and the Adviser agreed to an Expense Support and Conditional Reimbursement Agreement (the “Expense Reimbursement Agreement”). Under the Expense Reimbursement Agreement, until March 31, 2014 or a prior date mutually agreed to by both parties, the Adviser, at its sole discretion, will pay to the Company up to 100% of the Company’s operating expenses (the “Expense Support Payment”) in order for the Company to achieve a reasonable level of expenses relative to its investment income (the "Operating Expense Objective"). Under the Expense Reimbursement Agreement, operating expenses are defined as third party operating costs and expenses incurred by the Company between January 1, 2014 and March 31, 2014 under generally accepted accounting principles for investment management companies. The Expense Reimbursement Agreement requires a mandatory reimbursement of any Expense Support Payment to the extent that the Company exceeds the Operating Expense Objective during the year ending December 31, 2014 (a “Mandatory Reimbursement Payment”). Any Mandatory Reimbursement Payment under the Expense Reimbursement Agreement will be determined by the Adviser and the Company and will not be subject to Board approval. To the extent that any portion of the Expense Support Payments remains unreimbursed after the Company has made any Mandatory Reimbursement Payments, the Board, in its discretion, may approve the repayment of such unreimbursed outstanding Expense Support Payments upon a determination by the Board that the Company has achieved the Operating Expense Objective during any calendar quarter (a

"Conditional Reimbursement Payment"). Under the Expense Reimbursement Agreement, any unreimbursed Expense Support Payments may be reimbursed by the Company within a period not to exceed three years from the date each respective Expense Support Payment is determined, but only after any outstanding Expense Support Payment amounts have been reimbursed under that certain Expense Support and Conditional Reimbursement Agreement, dated as of November 11, 2013, by and between the Company and the Adviser. Any Expense Support Payments that remain unreimbursed three years after such payment is determined will be considered permanently waived. The Expense Reimbursement Agreement may be terminated by the Company at any time, and shall automatically terminate upon termination of the Advisory Agreement or upon liquidation or dissolution of the Company. On March 31, 2014, the Expense Reimbursement Agreement was extended through June 30, 2014.

Due to the Mandatory Reimbursement Payments under the Expense Reimbursement Agreement being based on whether the Company exceeds the Operating Expense Objective for the year ending December 31, 2014, any Expense Support Payment from the Adviser for the quarter ended March 31, 2014 is not fixed or determinable and accordingly has not been recognized in the Company's financial statements as of March 31, 2014. Upon this determination, the unreimbursed Expense Support Payment will be recognized by the Company as a reduction to expenses.

The below table presents the fees and expenses waived by the Advisers and the timing of potential reimbursement of waived fees. Previously waived fees will only be reimbursed with the approval of the Company's Board of Directors and if the "operating expense ratio" (as described in footnote 4 to the table below) is equal to or less than the Company's operating expense ratio at the time the corresponding fees were waived and if the annualized rate of the Company's regular cash distributions to stockholders is equal to or greater than the annualized rate of the Company's regular cash distributions at the time the corresponding fees were waived.

Period Ended	Amount of Fee Waivers and Expense Support Payments (in thousands)(1)	Expiration of the Advisers’ Right to Receive Reimbursement of Previously Waived Fees and Expense Support Payments(2)	Amount of Administrative Expense Waivers (in thousands)(3)	Operating Expense Ratio as of the Date of the Fee Waivers(4)	Annualized Distribution Rate as of the Date of the Fee Waivers(5)
June 30, 2012	$49	June 30, 2015	$25	1.35%	7.00%
September 30, 2012	$152	September 30, 2015	$129	1.97%	7.00%
December 31, 2012	$157	December 31, 2015	$284	2.96%	7.00%
March 31, 2013	$84	March 31, 2016	$233	1.86%	7.00%
June 30, 2013	$118	June 30, 2016	$222	1.36%	7.00%
September 30, 2013	$268	September 30, 2016	$234	1.22%	7.00%
December 31, 2013	$467	December 31, 2016	$329	0.49%	7.00%
March 31, 2014	$303	March 31, 2017	$329	1.28%	7.00%

(1)
Fees waived pursuant to the Conditional Fee Waiver Agreement and Reimbursement Agreement and Expense Support Payments pursuant to the Reimbursement Agreement. As discussed above, no Expense Support Payments have been recognized by the Company for the three months ended March 31, 2014.

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

(4)
“Operating Expense Ratio” is calculated on a quarterly basis as a percentage of average net assets and includes all expenses borne by the Company, except for base management and incentive fees and administrative expenses waived by the Advisers and organizational and offering expenses. For the quarter ended December 31, 2013, expenses have been reduced by $153,000, the amount of the Expense Support Payment received from the Adviser. As noted above, no Expense Support Payment has been recognized by the Company for the quarter ended March 31, 2014.

(5)
“Annualized Distribution Rate” equals $0.00191781 per share, per day (which represents an annualized distribution yield of 7% based on our current public offering price of $10.00 per share, if it were maintained every day for a twelve-month period). “Annualized Distribution Rate” does not include the special stock dividend paid to stockholders on September 14, 2012.

As discussed in Note 2 - Basis of Presentation and Summary of Significant Accounting Policies - Organizational and Offering Costs, as of March 31, 2014 and December 31, 2013, the Adviser and Sub-Adviser have incurred approximately $4.8 million and $4.3 million, respectively, of Offering costs on the Company’s behalf. Upon the execution of the Advisory Agreement and Sub-Advisory Agreement, on May 31, 2012, the Company recorded a due to affiliate liability and capitalized the deferred Offering costs as it is expected that the Company will raise sufficient capital that it will be required to reimburse the Advisers for these costs. As of March 31, 2014, the balance of the due to affiliate liability was $3.6 million. On a regular basis, management reviews capital raise projections to evaluate the likelihood of the capital raise reaching a level that would require the Company to reimburse the Adviser for the offering costs incurred on the Company's behalf. Based on the $4.8 million of offering costs incurred by the Adviser through March 31, 2014, the Company would have to raise approximately $320 million to be obligated to reimburse the Adviser for all of these costs. Commencing with the Company’s initial closing, which occurred on September 17, 2012, and continuing with every closing thereafter, 1.5% of the proceeds of such closings will be amortized as a charge to additional paid in capital and a reduction of deferred offering costs, until such asset is fully amortized. As of March 31, 2014, approximately $1.2 million has been amortized. The Company expects to reimburse the Advisers for such costs incurred on its behalf on a monthly basis up to a maximum aggregate amount of 1.5% of the gross Offering proceeds. Pursuant to the terms of the Advisory Agreement and Sub-Advisory Agreement, the Adviser and Sub-Adviser will be responsible for the payment of organizational and offering expenses to the extent they exceed 1.5% of gross proceeds from the Offering.

The table below outlines fees incurred and expense reimbursements payable to Hines, Main Street and their affiliates for the three months ended March 31, 2014 and March 31, 2013 and amounts unpaid as of March 31, 2014 and December 31, 2013 (in thousands).

	Incurred		Unpaid as of
	Three Months Ended March 31,		March 31, 2014	December 31, 2013
Type and Recipient	2014	2013
Base Management Fees (1) - the Adviser, Sub-Adviser	$303	$—	$303	$—
Incentive Fees on Income (1) - the Adviser, Sub-Adviser	—	—	—	—
Capital Gains Incentive Fee (1) - the Adviser, Sub-Adviser	—	—	—	—
Offering Costs- the Adviser	481	589	3,580	3,690
Payable to Adviser for overpayment of Expense Support (2)	—	—	—	67
Other (3) - the Adviser	115	84	110	20
Selling Commissions - Dealer Manager	2,396	181	165	(5)
Dealer Manager Fee - Dealer Manager	1,163	82	(19)	(1)
Due to Affiliates			$4,139	$3,771

(1)	Net of amounts waived by the Adviser and Sub-Adviser.

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

Note 10 – Share Repurchase Plan

The Company conducts quarterly tender offers pursuant to its share repurchase program. Under the terms of the plan, the Company will offer to purchase shares at the net asset value calculated at the date of the offer. The Company currently limits the number of shares to be repurchased (i) during any calendar year to the proceeds it receives from the issuance of shares of its common stock under its distribution reinvestment plan during the trailing four quarters and (ii) in any calendar quarter to 2.5% of the weighted average number of shares of common stock outstanding during the trailing four quarters. At the discretion of the Company’s board of directors, the Company may also use cash on hand, cash available from borrowings and cash from the sale of investments as of the end of the applicable period to repurchase shares. The Company’s board of directors may amend, suspend or terminate the share repurchase program upon 30 days’ notice. The Company’s first repurchase date was October 1, 2013. In connection with our share repurchase program we have repurchased $19,000 in shares. On March 31, 2014 the

Company funded approximately $14,750 for shares tendered for repurchase under the plan approved by the board of directors during the three months ended March 31, 2014.

Note 11 – Subsequent Events

On April 15, 2014, the Company received exemptive relief from the SEC. The exemptive relief, subject to certain conditions, allows the Company to co-invest with Main Street in certain transactions originated by Main Street and/or the Company's Advisers. The exemptive relief permits the Company, and certain of the Company's directly or indirectly wholly-owned subsidiaries on one hand, and Main Street, and or/certain of its affiliates on the other hand, to co-invest in the same investment opportunities where such investment would otherwise be prohibited under Section 57(a)(4) of the 1940 Act.

From April 1, 2014 through April 30, 2014, the Company has raised $11.5 million in capital in the public offering. During this period, the Company has funded approximately $45 million in private placement investments and has received proceeds from repayments and dispositions of approximately $3 million.

On May 8, 2014, the Company's board of directors approved the renewal of the Advisory Agreement and Sub-Advisory Agreement without change to the terms and conditions of the agreements.

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

ORGANIZATION

We were formed as a Maryland corporation on November 28, 2011 under the General Corporation Law of the State of Maryland. We are an externally managed, non-diversified closed-end investment company that has elected to be treated as a business development company (“BDC”), under the Investment Company Act of 1940, as amended (the “1940 Act”). We have elected to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). Our primary investment objective is to generate current income through debt and equity investments. A secondary objective is to generate long-term capital appreciation through such investments. On December 16, 2011, we filed a registration statement on Form N-2, as amended (File No. 333-178548) (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”) to register for sale, on an ongoing basis, of up to $1.5 billion of shares of common stock (150 million shares at an initial offering price of $10.00 per share) (the “Offering”). Except as with respect to minimum offering requirements set by securities regulators of certain states, there is no minimum number of shares of common stock required to be sold in the Offering. As of March 31, 2014, we have raised approximately $81.4 million in the public offering, including proceeds from the distribution reinvestment plan of approximately $854,000.

Our business is managed by HMS Adviser LP (the “Adviser”), a Texas limited partnership and affiliate of Hines Interests Limited Partnership (“Hines”), pursuant to an Investment Advisory and Administrative Services Agreement dated May 31, 2012, as amended (the “Advisory Agreement”). On May 31, 2012, we and the Adviser also retained Main Street Capital Corporation (“Main Street”), a New York Stock Exchange listed BDC, as the Company’s investment sub-adviser under the Investment Advisers Act of 1940, as amended (the "Advisers Act"), pursuant to an Investment Sub-Advisory Agreement (the

“Sub-Advisory Agreement”) to identify, evaluate, negotiate and structure prospective investments, make investment and portfolio management recommendations for approval by the Adviser, monitor the our investment portfolio and provide certain ongoing administrative services to the Adviser. Main Street obtained a no-action letter from the SEC in November 2013 that permitted it to assign investment sub-adviser duties under the Sub-Advisory Agreement to MSC Adviser I, LLC (“MSC Adviser”), a wholly owned subsidiary of Main Street, and Main Street assigned such duties, and the Sub-Advisory Agreement was amended to reflect such change on December 31, 2013. The term “Sub-Adviser,” as used herein, refers to Main Street until December 31, 2013 and MSC Adviser thereafter. The Adviser and Sub-Adviser are collectively referred to herein as the “Advisers.” Upon the execution of the Sub-Advisory Agreement, Main Street became our affiliate. The Company has engaged Hines Securities, Inc. (the “Dealer Manager”), an affiliate of the Adviser, to serve as the dealer manager for the Offering. The Dealer Manager is responsible for marketing the our shares of common stock being offered pursuant to the Offering.

Our predecessor-in-interest, HMS Income LLC, was formed under the Maryland Limited Liability Company Act on November 22, 2011. On December 12, 2011, an affiliate of Hines and an unaffiliated investor purchased 1,111,111 membership units of HMS Income LLC for a price of $9.00 per unit, which represents the initial public offering price in the Offering of $10.00 per share minus selling commissions of $0.70 per share and dealer manager fees of $0.30 per share, pursuant to a private placement, for an aggregate purchase price of $10.0 million. An executive officer of the unaffiliated investor is also an independent director of Main Street. Simultaneous with that initial capitalization, HMS Income LLC entered into a senior secured single advance term loan credit facility with Main Street in the committed principal amount of $7.5 million (the “Main Street Facility”). On December 12, 2011, HMS Income LLC fully drew the entire amount of the committed principal amount under the Main Street Facility and acquired from Main Street approximately $16.5 million of investments utilizing its initial equity investments and proceeds from the Main Street Facility.

On May 31, 2012, HMS Income LLC merged with and into us (the “Merger Transaction”). We are the surviving entity following the Merger Transaction, pursuant to the Agreement and Plan of Merger and the Articles of Merger. The Articles of Merger provided that within 48 hours prior to the Merger Transaction, our properly-constituted board of directors (with a majority of non-interested members) and the managers of HMS Income LLC would determine the net asset value of HMS Income LLC. The Agreement and Plan of Merger also provided that the outstanding membership units of HMS Income LLC would be converted into the number of shares of our common stock that equal the net asset value of HMS Income LLC, as determined above, divided by $9.00 (based on the $10.00 per share initial offering price less the 10% sales load not incurred). As a result, the Hines affiliate and the unaffiliated investor exchanged a total of 1,111,111 membership units of HMS Income LLC for 1,123,157 shares of our common stock.

We refer to HMS Income Fund, Inc. as the “Company,” and the use of “we,” “our,” “us” or similar pronouns in this quarterly report refers to HMS Income Fund, Inc. or the Company as required by the context in which such pronoun is used.

OVERVIEW

We are a specialty finance company sponsored by Hines that makes debt and equity investments in middle market companies which we define as companies with annual revenues generally between $10 million and $3 billion. We are an externally managed, non-diversified closed-end investment company that has elected to be treated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. We are, therefore, required to comply with certain regulatory requirements. We have elected to be treated for U.S. federal income tax purposes as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code.
Our primary investment objective is to generate current income through debt and equity investments and a secondary objective is to generate long-term capital appreciation through such investments. We anticipate that we will primarily invest in senior secured and second lien debt securities issued by middle market companies in private placements and negotiated transactions, which are traded in private over-the-counter markets for institutional investors. We will also invest in, and ultimately intend to have a significant portion of our assets invested in, customized direct secured and unsecured loans to and equity securities of lower middle market companies, which we define as companies with annual revenues generally between $10 million and $150 million, referred to as customized lower middle market securities. Typically, our investments in lower middle market companies will require us to co-invest with Main Street and/or its affiliates.

As a BDC, we are subject to certain regulatory restrictions in making our investments, including limitations on our ability to co-invest with certain affiliates, including Main Street. However, on April 15, 2014, we received an order from the SEC, that permits us, subject to certain conditions, to co-invest with Main Street in certain transactions originated by Main Street and/or our Advisers. The exemptive relief permits us, and certain of our directly or indirectly wholly-owned subsidiaries on one hand, and Main Street, and or/certain of its affiliates on the other hand, to co-invest in the same investment opportunities where such investment would otherwise be prohibited under Section 57(a)(4) of the 1940 Act. In addition, we may continue to co-invest with Main Street and/or its affiliates in syndicated deals and secondary loan market purchases where price is the only negotiated point.

Prior to obtaining exemptive relief, we have co-invested alongside Main Street and/or its affiliates only in accordance with existing regulatory guidance. These co-investments were in syndicated deals and secondary loan market transactions where price is the only negotiated point.

 As of March 31, 2014, we had debt investments in 69 private placement investments and 2 LMM investments with an aggregate fair value of approximately $141.2 million, a cost basis of approximately $140.5 million, and a weighted average effective annual yield of approximately 7.3%. The weighted average annual yield was calculated using the effective interest rates for all debt investments at March 31, 2014, including accretion of original issue discount and amortization of the premium to par value. Approximately 96.1% of our total portfolio investments (at fair value) were secured by first priority liens with the remainder secured by second priority liens.

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

Investment Income

We have generated and plan to continue to generate investment income primarily in the form of interest on the debt securities that we hold, dividends and other distributions with respect to any equity interests that we hold and capital gains, if any, on convertible debt or other equity interests that we acquire in portfolio companies. In addition, we may generate revenue in the form of commitment, origination, structuring or diligence fees, monitoring fees, and possibly consulting/director fees and performance-based fees. All such fees will be generated in connection with our investments and recognized as earned or as additional yield over the life of the debt investment. To date our investment income has been interest income on debt investments, accretion of original issue discounts, amortization of premiums and net realized/unrealized appreciation/depreciation.

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

Reimbursement of previously waived fees will only be permitted with the approval of the our Board of Directors and if the operating expense ratio is equal to or less than our operating expense ratio at the time the corresponding fees were waived and if the annualized rate of regular cash distributions to stockholders is equal to or greater than the annualized rate of the regular cash distributions at the time the corresponding fees were waived.

For the three months ended March 31, 2014 and March 31, 2013, the Company incurred base management fees of approximately $606,000 and $84,000, respectively, and zero capital gains and subordinated incentive fees. For the three months ended March 31, 2014 and March 31, 2013 the Advisers waived base management fees of $303,000 and $84,000, respectively. For the three months ended March 31, 2014 and March 31, 2013 the Company did not record an accrual for any previously waived fees. Reimbursement of previously waived fees to the Advisers will not be accrued until the reimbursement of the waived fees become probable and estimable which will be upon approval by our board of directors. To date none of the previously waived fees have been approved by the board of directors for reimbursement.

Pursuant to the Advisory Agreement and Sub-Advisory Agreement, the we are required to pay or reimburse the Advisers for administrative services expenses, which include all costs and expenses related to the day-to-day administration and management not related to advisory services. For the three months ended March 31, 2014 and March 31, 2013 we incurred, and the Advisers waived the reimbursement of, administrative services expenses of approximately $329,000 and $233,000 respectively. The Advisers have agreed to waive the reimbursement of administrative services expenses through June 30, 2014.

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

On December 30, 2013, we and the Adviser agreed to an Expense Support and Conditional Reimbursement Agreement (the “Expense Reimbursement Agreement”). Under the Expense Reimbursement Agreement, until March 31, 2014 or a prior date mutually agreed to by both parties, the Adviser, at its sole discretion, will pay to us up to 100% of the Company’s operating expenses (the “Expense Support Payment”) in order for us to achieve a reasonable level of expenses relative to its investment income (the "Operating Expense Objective"). Under the Expense Reimbursement Agreement, operating expenses are defined as third party operating costs and expenses incurred by the Company between January 1, 2014 and March 31, 2014 under generally accepted accounting principles for investment management companies. The Expense Reimbursement Agreement requires a mandatory reimbursement of any Expense Support Payment to the extent that our results exceed the Operating Expense Objective during the year ending December 31, 2014 (a “Mandatory Reimbursement Payment”). Any Mandatory Reimbursement Payment under the Expense Reimbursement Agreement will be determined by the Adviser and us and will not be subject to Board approval. To the extent that any portion of the Expense Support Payments remains unreimbursed after the Company has made any Mandatory Reimbursement Payments, the Board, in its discretion, may approve the repayment of such unreimbursed outstanding Expense Support Payments upon a determination by the Board that the Company has achieved the Operating Expense Objective during any calendar quarter (a "Conditional Reimbursement Payment"). Under the Expense Reimbursement Agreement, any unreimbursed Expense Support Payments may be reimbursed by us within a period not to exceed three years from the date each respective Expense Support Payment is determined, but only after any outstanding Expense Support Payment amounts have been reimbursed under that certain Expense Support and Conditional Reimbursement Agreement, dated as of November 11, 2013, by and between us and the Adviser. Any Expense Support Payments that remain unreimbursed three years after such payment is determined will be considered permanently waived. The Expense Reimbursement Agreement may be terminated by us at any time, and shall automatically terminate upon termination of the Advisory Agreement or upon liquidation or dissolution of the Company. On March 31, 2014, the Expense Reimbursement Agreement was extended through June 30, 2014.

Due to the Mandatory Reimbursement Payments under the Expense Reimbursement Agreement being based on whether the Company exceeds the Operating Expense Objective for the year ended December 31, 2014, any Expense Support Payment from the Adviser for the quarter ended March 31, 2014 is not fixed or determinable and accordingly has not been recognized in our financial statements as of March 31, 2014. Upon this determination, the unreimbursed Expense Support Payment will be recognized in the Statement of Operations, as a reduction to expenses.

CRITICAL ACCOUNTING POLICIES

Basis of Presentation

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include our accounts and the accounts of our wholly-owned, consolidated subsidiary. Under the investment company rules and regulations pursuant to Article 6 of Regulation S-X, we are precluded from consolidating portfolio company investments, including those in which we have a controlling interest, unless the portfolio company is another investment company. An exception to this general principle occurs if we own a controlled operating company whose purpose is to provide services to us such as an investment adviser or transfer agent. None of the investments we have made qualify for this exception. Therefore, our portfolio investments are carried on the balance sheet at fair value, as discussed below, with changes to fair value recognized as “Net Unrealized Appreciation (Depreciation)” on the Statement of Operations until the investment is realized, usually upon exit, resulting in any gain or loss on exit being recognized as a “Net Realized Gain (Loss) from Investments.”

Valuation of Portfolio Investments

The most significant determination inherent in the preparation of our financial statements is the valuation of our portfolio investments and the related amounts of unrealized appreciation or depreciation. As of March 31, 2014, 86% of our total assets represented investments in portfolio companies valued at fair value. We are required to report our investments at fair value. We follow the provisions of ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements.

We determine in good faith the fair value of our portfolio investments pursuant to a valuation policy in accordance with ASC 820 and valuation policies approved by our board of directors and in accordance with the 1940 Act. For LMM investments, our Advisers review external events, including private mergers, sales and acquisitions involving comparable companies, and consider these events in the valuation process. For private placement portfolio investments, we generally use observable inputs such as quoted prices in the valuation process. However, we often cannot observe the inputs considered by the third party in determining their quotes. Our valuation policy and process is intended to provide a consistent basis for determining the fair value of the portfolio.

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

The fair value determination for the private placement investments was based upon quotes obtained through a third party pricing service. If available and determined to be reliable, we use the third party quotes to estimate the fair value of our private placement investments owned. The inputs for determining the third party quotes are often unobservable to us. These valuations consist of a combination of observable inputs in non-active markets for which sufficient observable inputs were available to determine the fair value of these investments, observable inputs in the non-active market for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. The third party quotes are reviewed and discussed with our Sub-Adviser. As a result, a portion of our private placement investments was categorized as Level 2 as of December 31, 2013, and none of our private placement investments was categorized as Level 2 as of March 31, 2014 . For the private placement investments for which sufficient observable inputs were not available to determine the fair value of the investments, we categorized such investments as Level 3 as of March 31, 2014 and December 31, 2013.

For valuation purposes, “non-control” portfolio investments are composed of debt securities for which we do not have a controlling interest in the portfolio company or the ability to nominate a majority of the portfolio company’s board of directors. For those non-control portfolio investments in which market quotations are generally readily available, we use observable inputs, such as third party quotes or other independent pricing, to determine the fair value of those investments. The fair value of these investments on the reporting date is determined by taking the midpoint between the bid-ask spread obtained from a third party pricing service. Securities under contract to sell have been valued at the contract price, which approximates the pricing noted by the independent pricing service. Securities under contract to purchase have been valued at the pricing noted by the independent pricing service. As of March 31, 2014 and December 31, 2013, all of our investments were classified as non-control investments.

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

Interest Income

Interest income is recorded on the accrual basis to the extent amounts are expected to be collected. Prepayment penalties received by us are recorded as income upon receipt. Accrued interest is evaluated for collectability. When a debt security becomes 90 days or more past due and we do not expect the debtor to be able to service all of its debt or other obligations, the debt security will generally be placed on non-accrual status, and the Company will cease recognizing interest income on that debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. If a debt security’s status significantly improves with respect to the debtor’s ability to service the debt or other obligations, or if a debt security is fully impaired, sold or written off, it will be removed from non-accrual status. As of March 31, 2014 and December 31, 2013, we did not have any investments that were more than 90 days past due or on non-accrual status. Additionally, we currently are not aware of any material changes to the creditworthiness of the borrowers underlying our debt investments.

From time to time, we may hold debt instruments in our investment portfolio that contain a payment-in-kind (“PIK”) interest provision. If these borrowers elect to pay or are obligated to pay interest under the optional PIK provision, and if deemed collectible in management’s judgment, then the interest would be computed at the contractual rate specified in the investment’s credit agreement, added to the principal balance of the investment, and recorded as interest income. Thus, the actual collection of this interest would be deferred until the time of debt principal repayment. As of March 31, 2014, we held one investment that was under contract to purchase but had not yet settled, which contained a PIK provision. This was the only investment containing a PIK provision held by us during the three months ended March 31, 2014 and no interest related to this investment was recognized into interest income. During the three months ended March 31, 2013, we did not hold any investments that contained a PIK provision.

Unearned Income – Original Issue Discount / Premium to Par Value

We purchased some of our debt investments for an amount different than their respective principal values. For purchases at less than par value a discount is recorded at acquisition, which is accreted into interest income based on the effective interest method over the life of the debt investment. For investments purchased at greater than par value, a premium is recorded at acquisition, which is amortized as a reduction to interest income based on the effective interest method over the life of the investment. Upon repayment or sale, any unamortized discount or premium is also recognized into interest income. For the three months ended March 31, 2014 and March 31, 2013, we accreted (amortized) approximately a net $215,000 and ($3,000), respectively, into interest income.

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

As of March 31, 2014 and December 31, 2013, the Adviser and Sub-Adviser incurred approximately $4.8 million and $4.3 million, respectively, of Offering costs on our behalf. Upon the execution of the Advisory Agreement and Sub-Advisory Agreement, on May 31, 2012, we recorded a due to affiliates liability and capitalized the deferred Offering costs as it is expected that aggregate gross proceeds from the Offering will be at a level which will require us to reimburse the Advisers for these costs. As of March 31, 2014, the balance of the due to affiliate liability related to organizational and Offering costs was $3.6 million. Based on the $4.8 million of offering costs incurred by the Adviser through March 31, 2014, we would have to raise approximately $320.0 million to be obligated to reimburse the Adviser for all of these costs. Commencing with our initial closing, which occurred on September 17, 2012, and continuing with every closing thereafter, 1.5% of the proceeds of such closings will be amortized as a charge to additional paid in capital and a reduction of deferred Offering costs, until such asset is fully amortized. As of March 31, 2014, approximately $1.2 million has been amortized.  We expect to reimburse the Advisers for such costs incurred on our behalf on a monthly basis up to a maximum aggregate amount of 1.5% of the gross Offering proceeds. Pursuant to the terms of the Advisory Agreement and Sub-Advisory Agreement, the Adviser and Sub-Adviser will be responsible for the payment of organizational and Offering expenses to the extent they exceed 1.5% of gross proceeds from the Offering.

PORTFOLIO INVESTMENT COMPOSITION

Our private placement portfolio investments primarily consist of direct or secondary purchases of interest-bearing debt securities in companies that are generally larger in size than the LMM companies included in our LMM portfolio. While our privately placed portfolio debt investments are generally secured by a first priority lien, four investments are secured by second priority liens.

Our current LMM portfolio investments consist solely of secured debt, in privately held, LMM companies. The LMM debt investments are secured by first liens on the assets of the portfolio companies, generally bear interest at fixed rates and generally mature between five and seven years from the original investment date. However, since we purchased these investments subsequent to their original investment dates, the maturities range from approximately one to three years.

During the three months ended March 31, 2014, we funded investment purchases of approximately $49.4 million and had 32 investments under contract to purchase as of March 31, 2014, for approximately $49.2 million, which settled or are scheduled to settle after March 31, 2014. We also received proceeds from sales and repayments of existing portfolio investments of approximately $12.9 million including $8.0 million in full prepayment and $3.9 million in sales. Additionally, we had 2 investments under contract to sell as of March 31, 2014, for approximately $3.0 million, which represents the contract sales price. The combined result of which increased our portfolio, on a cost basis, by approximately $74.1 million, or 112%, and the number of portfolio investments by 5, or 8% compared to the portfolio as of December 31, 2013. The largest investment in an individual portfolio company represented approximately 4% the portfolio’s fair value with the remaining investments ranging from 2% to 3.47%. The average investment in our portfolio is approximately $2.0 million or 1.4% of the total portfolio. As a result of the aforementioned transactions our portfolio has become increasingly diversified across individual portfolio investments, geographic regions, and industries. Further, our portfolio investment composition is comprised of 96.1% first lien debt securities and 3.9% second lien debt securities. First lien debt securities have priority over subordinated or other unsecured debt owed by the issuer with respect to the collateral pledged as security for the loan. Due to the priority of first lien investments, these generally have lower yields than lower priority, less secured investments.

During the three months ended March 31, 2013, we made investment purchases of approximately $6.1 million and had no investments under contract to purchase as of March 31, 2013. We also received proceeds from sales and repayments of existing portfolio investments of approximately $5.2 million including $2.9 million in full repayment $2.1 million in sales and had no investments under contract to purchase or sell as of March 31, 2013.

The result of the aforementioned transactions further diversified our geographic and industry concentrations and based upon our investment rating system, the weighted average rating of our LMM was 1.5 as of March 31, 2014 and December 31, 2013. See “— Portfolio Asset Quality” for further discussion of the investment rating system. Lastly, the overall weighted average effective yield on our investment portfolio has decreased from 7.5% as of December 31, 2013 to 7.3% at March 31, 2014.

Summaries of the composition of our total investment portfolio at cost and fair value are shown in the following table:

	March 31, 2014			December 31, 2013
Cost:	LMM	Private Placement	Total	LMM	Private Placement	Total
First lien secured debt	100.0%	96.1%	96.1%	100.0%	96.2%	96.3%
Second lien secured debt	—%	3.9%	3.9%	—%	3.8%	3.7%
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	March 31, 2014			December 31, 2013
Fair Value:	LMM	Private Placement	Total	LMM	Private Placement	Total
First lien secured debt	100.0%	96.1%	96.1%	100.0%	96.2%	96.3%
Second lien secured debt	—%	3.9%	3.9%	—%	3.8%	3.7%
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

The following tables show our total investment portfolio composition by geographic region of the Unites States at cost and fair value as a percentage of the total portfolio. The geographic composition is determined by the location of the corporate headquarters of the portfolio company (dollars in thousands).

	March 31, 2014
	Investments at Cost	Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Northeast	$43,253	30.8%	$43,589	30.9%
Southwest	18,063	12.8%	18,234	12.9%
West	16,685	11.9%	16,744	11.8%
Southeast	30,864	22.0%	31,044	22.0%
Midwest	20,354	14.4%	20,357	14.4%
Non-United States	11,319	8.1%	11,250	8.0%
Total	$140,538	100.0%	$141,218	100.0%

	December 31, 2013
	Investments at Cost	Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Northeast	$20,459	30.8%	$20,611	30.8%
Southwest	9,545	14.4%	9,645	14.4%
West	9,254	13.9%	9,358	14.0%
Southeast	11,674	17.6%	11,771	17.6%
Midwest	11,569	17.4%	11,575	17.3%
Non-United States	3,909	5.9%	3,922	5.9%
Total	$66,410	100.0%	$66,882	100.0%

The following tables show our total investment portfolio composition of portfolio investments by industry at cost and fair value:

Cost:	March 31, 2014	December 31, 2013
Internet Software and Services	9.4%	5.9%
Media	9.3%	6.7%
Hotels, Restaurants, & Leisure	7.7%	5.4%
IT Services	7.6%	11.2%
Chemicals	6.2%	1.9%
Software	5.6%	3.7%
Oil, Gas, and Consumable Fuels	5.0%	4.7%
Specialty Retail	4.4%	6.6%
Diversified Consumer Services	4.1%	4.1%
Energy Equipment & Services	3.4%	3.7%
Electronic Equipment, Instruments & Components	3.2%	3.0%
Household Products	3.3%	—%
Commercial Services & Supplies	3.2%	2.9%
Textiles, Apparel, & Luxury Goods	3.0%	4.0%
Advertising	2.7%	1.0%
Health Care Providers & Services	2.6%	5.6%
Aerospace and Defense	1.9%	1.7%
Professional Services	2.0%	2.8%
Data Processing and Outsourced Services	1.7%	2.2%
Containers and Packaging	1.7%	—%
Internet and Catalog Retail	1.3%	2.2%
Electric Utilities	1.2%	1.3%
Auto Components	1.1%	2.2%
Life Sciences Tools & Services	1.0%	2.2%
Restaurants	1.1%	2.3%
Tobacco	1.1%	—%
Electrical Equipment	1.0%	2.2%
Leisure Equipment and Products	1.0%	2.2%
Food & Staples Retailing	0.7%	1.5%
Food Products	0.7%	1.5%
Health Care Equipment and Supplies	0.7%	1.5%
Metals and Mining	0.6%	1.4%
Thrifts & Mortgage Finance	0.5%	1.1%
Communications Equipment	—%	1.3%
Total	100.0%	100.0%

Fair Value:	March 31, 2014	December 31, 2013
Internet Software and Services	9.4%	5.9%
Media	9.3%	6.7%
Hotels, Restaurants, & Leisure	7.6%	5.4%
IT Services	7.6%	11.3%
Chemicals	6.2%	1.9%
Software	5.6%	3.7%
Oil, Gas, and Consumable Fuels	5.1%	4.7%
Specialty Retail	4.4%	6.6%
Diversified Consumer Services	4.1%	4.1%
Energy Equipment & Services	3.3%	3.8%
Electronic Equipment, Instruments & Components	3.2%	3.0%
Household Products	3.2%	—%
Commercial Services & Supplies	3.2%	2.9%
Textiles, Apparel, & Luxury Goods	3.0%	4.0%
Advertising	2.8%	1.1%
Health Care Providers & Services	2.6%	5.6%
Aerospace and Defense	1.9%	1.7%
Professional Services	1.9%	2.7%
Data Processing and Outsourced Services	1.8%	2.2%
Containers and Packaging	1.7%	—%
Internet and Catalog Retail	1.3%	2.2%
Electric Utilities	1.2%	1.3%
Auto Components	1.1%	2.2%
Life Sciences Tools & Services	1.1%	2.2%
Restaurants	1.1%	2.3%
Tobacco	1.1%	—%
Electrical Equipment	1.0%	2.2%
Leisure Equipment and Products	1.0%	2.2%
Food & Staples Retailing	0.7%	1.5%
Food Products	0.7%	1.4%
Health Care Equipment and Supplies	0.7%	1.5%
Metals and Mining	0.6%	1.3%
Thrifts & Mortgage Finance	0.5%	1.1%
Communications Equipment	—%	1.3%
Total	100.0%	100.0%

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

PORTFOLIO ASSET QUALITY

As of March 31, 2014, we owned a diversified portfolio of 71 investments in 68 companies representing a wide range of industries. We believe that this diversity adds to the structural protection of the portfolio, revenue sources, income, cash flows and dividends. The portfolio included the following:

▪
69 debt investments in 66 private-placement portfolio companies with an aggregate fair value of approximately $139.7 million and a cost basis of approximately $139.0 million. The private placement portfolio had a weighted average annual effective yield of approximately 7.2% and 96.1% of the investments were secured by first priority liens. Further, 93.2% of the private placement investments contain variable rates though a majority of the investments with variable rates are subject to contractual minimum LIBOR interest rates between 100 and 150 basis points.

▪
Debt investments in 2 LMM portfolio companies with an aggregate fair value and cost basis of approximately $1.5 million. The LMM investments had a weighted average annual effective yield of approximately 15.0% and both of the investments were secured by first priority liens.

▪	Overall, our investment portfolio had a weighted average effective yield of approximately 7.3%, and 96.1% of the investments were secured by first-priority liens.

As of March 31, 2014, 100% of the portfolio was performing at or significantly exceeding our expectations and none of our investments were in default. For those investments in which S&P credit ratings are available, approximately 55% of the portfolio, the portfolio had a weighted average effective credit rating of B.

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

The following table shows the distribution of our LMM portfolio investments on the 1 to 5 investment rating scale at fair value as of March 31, 2014 and December 31, 2013 (dollars in thousands):

	March 31, 2014		December 31, 2013
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
1	$750	50.0%	$750	50.0%
2	750	50.0%	750	50.0%
3	—	—	—	—
4	—	—	—	—
5	—	—	—	—
Totals	$1,500	100.0%	$1,500	100.0%

Based upon our investment rating system, the weighted average rating of our LMM portfolio was approximately 1.5 as of March 31, 2014 and December 31, 2013.

DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS COMPARISONS FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND MARCH 31, 2013

Total Investment Income, Operating Expenses, Net Assets

For the three months ended March 31, 2014 and 2013, our total investment income was approximately $1.7 million and $392,000, respectively, consisting predominately of interest income. As of March 31, 2014, the portfolio had a weighted average annual effective yield on investments of approximately 7.3% compared to 8.6% as of March 31, 2013 and our average investment portfolio for the three months ended March 31, 2014 was $104.1 million compared to $16.7 million for the three months ended March 31, 2013. The increase in interest income is primarily due to the growth in our total portfolio resulting from the investment of additional equity capital raised and borrowings under our Syndicated Credit Facility offset by the decline in the effective yield on investments. The decline in yield is largely due to the repayment of four LMM investments during 2013, which were held during the three months ended March 31, 2013, and were not held during the three months ended March 31, 2014. These investments have higher yields than the private placement portfolio investments. There has also been a general decline in the yields on the private placement portfolio investments, compressing the portfolio yield. We expect further increases in investment income in future periods due to (i) a growing base of portfolio company investments, and (ii) investments being held for the entire period relative to incremental net investment activity during each quarter.

For the three months ended March 31, 2014, expenses, net of base management fee, incentive fee and administrative services expenses waivers and expense support payment, were approximately $837,000 as compared to expenses of approximately $291,000 for the three months ended March 31, 2013. The increase in expenses is primarily due to an increase in interest expense of $123,000, increase in base management and incentive fees of $303,000, increase in professional fees expense of $95,000, and an increase in other general and administrative expense of $25,000. Interest expense increased due to an increase in the average borrowings during the period. Average borrowings were $20.8 million for the three months ended March 31, 2014 compared to $6.5 million for the three months ended March 31, 2013. As of March 31, 2014 and March 31, 2013, the interest rate on borrowings was approximately 3%. Professional fees increased largely due to additional legal costs related to the application for exemptive relief and higher audit fees associated with the significant growth of the Company. Other general and administrative expenses increased due to additional banking costs, trade costs and other costs associated with the increase in the overall portfolio size. During the three months ended March 31, 2013, all management and incentive fees were waived. Beginning January 1, 2014, our Sub-Adviser no longer waived its fees, resulting in a management fee of $303,000 for the three months ended March 31, 2014, compared to a charge of zero in the same period in 2013.

As described above, we have entered into an agreement with our Adviser to provide support in order for us to achieve the Operating Expense Objective. Due to the nature of the Mandatory Reimbursement Payments under the Expense Reimbursement Agreement, the amount of the Expense Support Payment from the Adviser for the quarter ended March 31, 2014, is not fixed or determinable and accordingly has not been recognized by us as of March 31, 2014. We expect the Expense Support Payment will become fixed and determinable at the end of the year, once we have been able to evaluate if the Operating Expense Objective was exceeded during the year, requiring a Mandatory Reimbursement Payment. Upon this determination, the unreimbursed Expense Support Payment will be recognized in the Statement of Operations, as a reduction to expenses. If we make no Mandatory Reimbursement Payments during the year, the Adviser will be required to make an Expense Support Payment to us for $383,000 at the end of the year.

For the three months ended March 31, 2014, the net increase in net assets resulting from operations (gross of stockholder distributions declared) was approximately $1.1 million. The increase was attributable to net investment income of approximately $824,000, realized gains of approximately $69,000, and unrealized appreciation on investments of approximately $228,000.

For the three months ended March 31, 2013, the net increase in net assets was approximately $308,000. The increase was primarily attributable to net investment income of approximately $101,000 and unrealized appreciation on investments of approximately $207,000.

Liquidity and Capital Resources

Cash Flows

For the three months ended March 31, 2014, we experienced a net increase in cash and cash equivalents of approximately $11.2 million. During that period, we used approximately $35.5 million of cash in our operating activities from a net increase in net assets resulting from operations of approximately $1.1 million and the repayment of portfolio debt investments of $12.9 million, offset by the funding of new portfolio debt investments of $49.4 million. During the three months ended March 31, 2014, approximately $46.6 million was generated from financing activities, which principally consisted of a net $13.5 million increase in borrowings under the Credit Facility, $34.3 million in net Offering proceeds received, reduced by $631,000 in cash distributions paid to stockholders and $520,000 paid for fees related to the Syndicated Credit Facility amendment entered into during the quarter.

For the three months ended March 31, 2013, we experienced a net increase in cash and cash equivalents of approximately $1.6 million. During that period, we generated approximately $432,000 of cash from our operating activities from a net increase in net assets resulting from operations of approximately $308,000 and the repayment of portfolio debt investments of $5.2 million, offset by the purchase of new portfolio debt investments of $6.1 million. During the three months ended March 31,

2013, approximately $1.1 million was provided by financing activities, which principally consisted of $2.4 million in net Offering proceeds received, and $209,000 in cash distributions paid to stockholders.

Initial Offering

During the three months ended March 31, 2014, we raised proceeds of $39.3 million from the Offering, including proceeds from the distribution reinvestment plan, and made payments of $3.4 million for selling commissions and dealer manager fees. We also incurred an obligation for $590,000 of Offering costs related to the Offering, which represents 1.5% of the proceeds raised during the quarter.

During the three months ended March 31, 2013, we raised proceeds of $2.8 million from the Offering, including proceeds from the distribution reinvestment plan, and made payments of $263,000 for selling commissions and dealer manager fees. We also incurred an obligation for $42,000 of Offering costs related to the Offering, which represents 1.5% of the proceeds raised during the quarter.

Distributions

The following table reflects the cash distributions per share that we have declared on our common stock during the three months ended March 31, 2014 (in thousands except per share amounts).

	Distributions
For the Period Ended	Per Share	Amount
Three months ended March 31, 2014	$0.17	$1,276

The following table reflects the cash distributions per share that we have declared on our common stock during the three months ended March 31, 2013 (in thousands except per share amounts).

	Distributions
For the Period Ended	Per Share	Amount
Three months ended March 31, 2013	$0.17	$243

On March 25, 2014, with the authorization of our board of directors, we declared distributions to our stockholders for the period of April 2014 through June 2014. These distributions have been, or will be, calculated based on stockholders of record each day from April 1, 2014 through June 30, 2014 in an amount equal to $0.00191781 per share, per day (which represents an annualized distribution yield of 7% based on our current public offering price of $10.00 per share, if it were maintained every day for a twelve-month period). Distributions are paid on the first business day following the completion of each month to which they relate.

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

In order to satisfy the Code requirements applicable to a RIC, we must distribute to our stockholders substantially all of our taxable income on an annual basis; however, we may elect to spillover certain excess undistributed taxable income from one tax year into the next tax year, which would require us to pay a 4% non-deductible excise tax on such excess undistributed taxable income. In 2012, we estimated approximately $117,000, or $0.09 per share, of our taxable income for 2012 which was distributed in 2013 prior to the filing of our federal income tax return for the 2012 taxable year, would be subject to the 4% nondeductible excise tax. In 2013, we estimate that approximately $7,000, or $0.001 per share, of our taxable income for 2013 will be distributed in 2014, prior to the filing of our federal income tax return for our 2013 taxable year. We anticipate that none of this will be subject to the 4% nondeductible excise tax as the Company has distributed enough to eliminate an excise tax liability. In order to avoid excise tax, we need to distribute, during each calendar year an amount at least equal to the sum of (1) 98.0% of our net ordinary income for the calendar year, (2) 98.2% of our capital gain in excess of capital loss for the calendar year and (3) any net ordinary income and net capital gain for preceding years that were not distributed during such years and on which we paid no U.S. federal income tax.

Capital Resources

As of March 31, 2014, we had approximately $17.5 million in cash and our net asset value totaled approximately $83.1 million, equating to $8.86 per share. We believe our current cash flows from operations, future availability under our Syndicated Credit Facility and the proceeds from the Offering are sufficient to allow us to meet our liquidity needs for both the near and longer term, to continue operations, satisfy our contractual obligations and pay distributions to our stockholders.

On May 24, 2012, we entered into a $15 million senior secured revolving credit facility with Capital One, National Association (“Capital One”) and immediately borrowed $7 million under the facility (the “Credit Facility”). We became the borrower under the Credit Facility as a result of the Merger Transaction. The Credit Facility had an accordion provision allowing increases in borrowing of up to $60 million, for a total facility of up to $75 million, subject to certain conditions. The proceeds from the initial borrowing under the Credit Facility and working capital were used to repay the Main Street Facility, which had an outstanding balance of $7.5 million at the time of repayment. On August 16, 2013, we expanded the available capacity under the Credit Facility from $15 million to $25 million. The credit facility was further amended on November 25, 2013, increasing the capacity of the Credit Facility from $25 million to $30 million.

On March 11, 2014, we entered into the Syndicated Credit Facility, a $70 million senior secured credit facility with Capital One, as the administrative agent and with Capital One and the Lenders, in the Syndicated Credit Facility. This Syndicated Credit Facility amends and restated in its entirety the Credit Facility. In connection with the entry into the Syndicated Credit Facility, on March 11, 2014, we borrowed $20 million, $13 million of which was used to satisfy our obligations under the Credit Facility. Borrowings under the Syndicated Credit Facility bear interest, subject to the our election, on a per annum basis equal to (i) the adjusted LIBOR rate plus 2.75% or (ii) the base rate plus 1.75%. The base rate is defined as the higher of (a) the prime rate or (b) the Federal Funds Rate (as defined in the credit agreement) plus 0.5%. The adjusted LIBOR rate is defined in the credit agreement for the Syndicated Credit Facility as the LIBOR rate plus such amount as adjusted for statutory reserve requirements for Eurocurrency liabilities. We pay unused commitment fees of 0.25% per annum on the unused lender commitment under the Syndicated Credit Facility if more than 50% of the Syndicated Credit Facility is being used and a commitment fee of 0.375% per annum on the unused lender commitments under the Syndicated Credit Facility if less than 50% of the Syndicated Credit Facility is being used. The Syndicated Credit Facility has a three year term, with two one-year extension options, subject to approval of the Lenders. Additionally, the Syndicated Credit Facility has an accordion provision allowing borrowing capacity to increase to $150 million. Borrowings under the Syndicated Credit Facility are secured by all of the Company’s assets as well as all of the assets, and a pledge of equity ownership interests, of any future subsidiaries of the Company, which would be joined as guarantors. The credit agreement for the Syndicated Credit Facility contains affirmative and negative covenants usual and customary for credit facilities of this nature, including, but not limited to: (i) maintaining an interest coverage ratio of at least 2.0 to 1.0 which was 5.1 to 1 for the three months ended March 31, 2014, and was 5.5 for the twelve months ended March 31, 2014 (ii) maintaining an asset coverage ratio of at least 2.25 to 1.0 which was 3.9 to 1 as of March 31, 2014, and (iii) maintaining a minimum adjusted tangible net worth of at least 80% of the Company's adjusted tangible net worth on the closing date of the Syndicated Credit Facility which was approximately 98% on the closing date of March 11, 2014. Additionally, we must provide information to Capital One on a regular basis, preserve our corporate existence, comply with applicable laws, including the 1940 Act, pay obligations when they become due, and invest the proceeds of the Offering in accordance with our investment objectives and strategies (as set forth in the Syndicated Credit Facility). Further, the credit agreement contains usual and customary default provisions including, without limitation: (i) a default in the payment of interest and principal; (ii) insolvency or bankruptcy of the Company; (iii) a material adverse change in the Company's business; or (iv) breach of any covenant, representation or warranty in the loan agreement or other credit documents and failure to cure such breach within defined periods. Additionally, the Syndicated Credit Facility requires us to obtain written approval from the administrative agent prior to entering into any material amendment, waiver or other modification of any provision of the Advisory Agreement. As of March 31, 2014, we were not aware of any instances of noncompliance with covenants related to the Syndicated Credit Facility. The maturity date of the Syndicated Credit Facility is March 11, 2017, and has two, one-year extension options subject to Lender approval. As of March 31, 2014, we had $27.5 million outstanding on the Syndicated Credit Facility.

During the three months ended March 31, 2014, we raised gross proceeds of approximately $39.3 million from the Offering including proceeds from the distribution reinvestment plan of $419,000, and we made payments of approximately $3.4 million for selling commissions and dealer manager fees. We also paid $591,000 of Offering costs related to the Offering.

We anticipate that we will continue to fund our investment activities through existing cash, capital raised from our Offering, and borrowings on our Syndicated Credit Facility. Our primary uses of funds in both the short-term and long-term will be investments in portfolio companies, operating expenses and cash distributions to holders of our common stock.

In addition, as a BDC, we generally are required to meet a coverage ratio of total assets to total senior securities, which include borrowings and any preferred stock we may issue in the future, of at least 200%. Stated differently, the amount outstanding under our Syndicated Credit Facility and Credit Facility, as a percentage of our total assets cannot exceed 50%. As of March 31, 2014 and December 31, 2013, this percentage was 16% and 18%, respectively. This requirement limits the amount that we may borrow. As of March 31, 2014, we had capacity under our Syndicated Credit Facility of $42.5 million.

Although we have been able to secure access to potential additional liquidity, through proceeds from the Offering and also by entering into the Syndicated Credit Facility, there is no assurance that equity or debt capital will be available to us in the future on favorable terms, or at all.

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

As of March 31, 2014, we had $27.5 million in borrowings outstanding under the Syndicated Credit Facility. Unless extended, the Syndicated Credit Facility will mature on March 11, 2017. We have two, one-year extension options, with Lender approval that, if approved and exercised, would permit us to extend the maturity to March 11, 2019. See above for a description of the Syndicated Credit Facility.

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings at March 31, 2014 is as follows:

	Payments Due By Period (dollars in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Syndicated Credit Facility(1)	$27,500	$—	$27,500	$—	$—

(1)	At March 31, 2014, $42.5 million remained available under our Syndicated Credit Facility.

Off-Balance Sheet Arrangements

As of March 31, 2014, we had no off-balance sheet arrangements.

Recent Developments and Subsequent Events

On April 15, 2014, we received exemptive relief from the SEC. The exemptive relief, subject to certain conditions, allows us to co-invest with Main Street in certain transactions originated by Main Street and/or the our Advisers. The exemptive relief permits us, and certain of our directly or indirectly wholly-owned subsidiaries on one hand, and Main Street, and or/certain of its affiliates on the other hand, to co-invest in the same investment opportunities where such investment would otherwise be prohibited under Section 57(a)(4) of the 1940 Act.

From April 1, 2014 through April 30, 2014, we have raised $11.5 million in capital in the public offering. During this period, we have funded approximately $45 million in private placement investments and have received proceeds from repayments and dispositions of approximately $3 million.

On May 8, 2014, our board of directors approved the renewal of the Advisory Agreement and Sub-Advisory Agreement without change to the terms and conditions of the agreements.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, in particular changes in interest rates. Changes in interest rates may affect our interest income from portfolio investments, the fair value of our fixed income investments, and our cost of funding.

Our interest income will be affected by changes in various interest rates, including LIBOR and prime rates, to the extent any of our debt investments include floating interest rates. As of March 31, 2014 approximately 92.2% of our portfolio investments (based on cost) contained floating interest rates, the majority of which had index floors between 100 and 150 basis points. Assuming no changes to our investment portfolio and taking into account the interest rate floors, a 1% upward change in interest rates over the next twelve months would increase our interest income from debt investments by approximately $45,000. Given that all floating rate debt investments have index floors at or above 100 basis points, a decline in interest rates by 100 basis points would not result in a change to interest income.

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

Because we borrow money to make investments, our net investment income is partially dependent upon the difference between the interest rate at which we invest borrowed funds and the interest rate at which we borrow funds. In periods of rising interest rates and when we have borrowed capital with floating interest rates, then our interest expense would increase, which could increase our financing costs and reduce our net investment income, especially to the extent we hold fixed-rate debt investments. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. Pursuant to the terms of the Syndicated Credit Facility which we maintain with Capital One, as of March 31, 2014, we had borrowed at a floating rate of LIBOR plus 2.75%. Therefore, given our current level of borrowing of $27.5 million, a 1% upward change in interest rates for the next twelve months would increase our interest expense by approximately $275,000. Also, at March 31, 2014, one month LIBOR was approximately 0.2%; therefore, a 0.2% decrease in interest rates would result in a decrease in interest expense of $55,000.

If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. As of March 31, 2014, we had not entered into any interest rate hedging arrangements.

Item 4.    Controls and Procedures.

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2014, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A.    Risk Factors.

There have been no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, that we filed with the SEC on March 7, 2014, except as described below.

Risks Relating to Our Business and Structure
The time and resources that individuals employed by the Advisers devote to us may be diverted and we may face additional competition due to the fact that neither our Advisers nor their affiliates are prohibited from raising money for or managing another entity that makes the same types of investments that we target.
The investment professionals employed by our Sub-Adviser currently manage Main Street and other investment entities and neither our Adviser nor our Sub-Adviser is prohibited from raising money for and managing future investment entities that make the same types of investments as those we target; provided, however, that during the terms of the Investment Advisory Agreement and Sub-Advisory Agreement, except as otherwise agreed, neither the Adviser nor the Sub-Adviser may serve as an investment adviser to a public, non-traded BDC (except this restriction will not apply to the Adviser and Sub-Adviser working together on another fund sponsored by the Adviser or the Sub-Adviser). As a result, the time and resources that our Advisers devote to us may be diverted, and during times of intense activity in other programs, they may devote less time and resources to our business than is necessary or appropriate. In addition, we may compete with any such investment entity for the same investors and investment opportunities. While the 1940 Act imposes significant limits on our co-investing with Main Street or other entities managed by our Advisers, we have received from the SEC exemptive relief under the 1940 Act that allows us additional latitude to co-invest with Main Street.

Our Sub-Adviser may face conflicts of interest in allocating investment opportunities between us and itself and its affiliates.
The investment professionals employed by our Sub-Adviser are also the investment professionals responsible for investing and managing Main Street's securities portfolio. These professionals are responsible for allocating investment opportunities between us and Main Street. Our exemptive relief imposes on our Sub-Adviser the obligation to evaluate whether each investment opportunity its investment professionals review for Main Street is also appropriate for us and to propose an allocation of such opportunity to us if it deems such opportunity to be appropriate. If our Sub-Adviser arbitrarily determines that certain investment opportunities are appropriate for Main Street but not appropriate for us, or if our Sub-Adviser proposes an allocation of an investment opportunity to us that is disproportionately small relative to the proposed allocation to Main Street and our ability to fund the investment, our operating results could be adversely affected.

The potential for our Advisers to earn incentive fees under the Investment Advisory Agreement and the Sub-Advisory Agreement may create an incentive for the Advisers to enter into investments that are riskier or more speculative than would otherwise be the case, and our Advisers may have an incentive to increase portfolio leverage in order to earn higher management fees.

The incentive fee payable by us to our Advisers may create an incentive for them to make investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive fee payable to our Advisers is determined may encourage them to use leverage to increase the return on our investments. In addition, the fact that our management fee is payable based upon our gross assets, which would include any borrowings for investment purposes, may encourage our Advisers to use leverage to make additional investments. Under certain circumstances, the use of leverage may increase the likelihood of default, which would result in higher investment losses.

Risks Related to Business Development Companies
Our ability to enter into and exit transactions with our affiliates will be restricted.

We are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of a majority of the independent members of our board of directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities is considered our affiliate for purposes of the 1940 Act and we are generally prohibited from buying or selling any securities from or to such affiliate, absent the prior approval of our board of directors. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our board of directors and, in some cases, the SEC. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates. We have, however, received an exemptive order from the SEC that permits us, notwithstanding the prohibitions contained in the 1940 Act to co-invest with Main Street under the conditions set forth in the exemptive relief in certain transactions originated by Main Street and/or our Advisers.

Risks Relating to Debt Financing
We may have limited ability to fund new investments if we are unable to expand, extend or refinance our Syndicated Credit Facility.
On March 11, 2014, we entered into the Syndicated Credit Facility of $70 million with an accordion provision allowing increases in borrowing of up to $150 million, subject to certain conditions. The maturity date of the Syndicated Credit Facility is March 11, 2017. We have two, one-year extension options, with lender approval. As of April 21, 2014, we had $45 million in borrowings outstanding under the Syndicated Credit Facility.

There can be no guarantee that we will be able to expand, extend or replace the Syndicated Credit Facility on terms that are favorable to us, if at all. Our ability to expand the Syndicated Credit Facility, and to obtain replacement financing at the time of maturity, will be constrained by then-current economic conditions affecting the credit markets. Additionally, in March of 2013 the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, and the Office of the Comptroller of the Currency (the “Agencies”) jointly issued new guidance for leveraged lending transactions conducted by regulated financial institutions (the “Leveraged Lending Guidance”). The Leveraged Lending Guidance outlines for Agency-supervised institutions high-level principles related to safe-and-sound leveraged lending and contains the Agencies’ minimum expectations for a risk management framework that financial institutions should have in place. The Leveraged Lending Guidance provides only common definitions of leveraged lending and directs financial institutions to define leveraged lending in their internal policies. Therefore, banks or other financial institutions that provide financing to a BDC could determine that such financing constitutes leveraged lending under their leveraged lending policies. This would impose heightened regulatory requirements on such banks and other financial institutions when they make loans or provide other financing to a BDC, which may make financing more expensive and less available to BDCs. In the event that we are not able to maintain the Syndicated Credit Facility, or to expand, extend or refinance the Syndicated Credit Facility, this could have a material adverse effect on our liquidity and ability to fund new investments, our ability to make distributions to our stockholders and our ability to qualify as a RIC under the Code.

In addition to regulatory limitations on our ability to raise capital, our Syndicated Credit Facility contains various covenants, which, if not complied with, could accelerate our repayment obligations under the Credit Facility, thereby materially and adversely affecting our liquidity, financial condition, results of operations and ability to pay distributions.
We will have a continuing need for capital to finance our operations. The Syndicated Credit Facility contains affirmative and negative covenants usual and customary for leveraged financings, including, but not limited to: (i) maintaining an interest coverage ratio of at least 2.0 to 1.0 (ii) maintaining an asset coverage ratio of at least 2.25 to 1.0 and (iii) maintaining a minimum adjusted tangible net worth of at least 80% of the Company’s adjusted tangible net worth as of March 11, 2014. Further, the Syndicated Credit Facility contains usual and customary default provisions including, without limitation: (i) a default in the payment of interest and principal; (ii) insolvency or bankruptcy of the Company; (iii) a material adverse change in the Company’s business; or (iv) breach of any covenant, representation or warranty in the loan agreement or other credit documents and failure to cure such breach within defined periods. Additionally, the Syndicated Credit Facility requires us to obtain written approval from the administrative agent prior to entering into any material amendment, waiver or other modification of any provision of the Advisory Agreement. The Syndicated Credit Facility permits us to fund additional loans and investments as long as we are within the conditions set out in the credit agreement. Our continued compliance with these covenants depends on many factors, some of which are beyond our control, and there are no assurances that we will continue to comply with these covenants. Our failure to satisfy these covenants could result in foreclosure by our lender, which would accelerate our repayment obligations under the Syndicated Credit Facility and thereby have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders.

Because we borrow funds, the potential for gain or loss on amounts invested in us is magnified and may increase the risk of investing in us.
Borrowings, also known as leverage, magnify the potential for gain or loss on invested equity capital. As we use leverage to partially finance our investments, you will experience increased risks associated with investing in our securities. We may borrow from banks and other lenders, including under our Syndicated Credit Facility, and may issue debt securities or enter into other types of borrowing arrangements in the future. Our Syndicated Credit Facility contains financial and operating covenants that could restrict our business activities. Breach of any of those covenants could cause a default under those instruments. Such a default, if not cured or waived, could have a material adverse effect on us. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the leverage, while any decrease in our income would cause our net investment income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make distributions to our stockholders. Leverage is generally considered a speculative investment technique.
At April 21, 2014, we had approximately $45 million of debt financing outstanding under our Syndicated Credit Facility.

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
4.1
Form of Subscription Agreement (filed as Appendix A to the Registrant’s prospectus dated April 28, 2014 filed pursuant to Rule 497 (File No. 333-178548) on April 30, 2014 and incorporated herein by reference).

10.1
Senior Secured Revolving Credit Agreement dated as of March 11, 2014 between HMS Income Fund, Inc. and Capital One, National Association (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on March 14, 2014 and incorporated herein by reference).

10.2	Amended and Restated Conditional Fee Waiver Agreement (Filed as Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K, filed on March 27, 2013 and incorporated herein by reference).
10.3
First Amendment to Amended and Restated Conditional Fee Waiver Agreement (Filed as Exhibit (k)(8) to the Registrant’s Post-Effective Amendment No. 5 to the Registration Statement on Form N-2 (333-178548), filed on May 14, 2013 and incorporated herein by reference).

10.4
Second Amendment to Amended and Restated Conditional Fee Waiver Agreement (Filed as Exhibit 10.1 to the Registrant’s Current Report on For 8-K, filed on June 28, 2013 and incorporated herein by reference).

10.5
Third Amendment to Amended and Restated Conditional Fee Waiver Agreement (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on January 6, 2014 and incorporated herein by reference).

10.6
Expense Support and Conditional Reimbursement Agreement, between HMS Income Fund, Inc. and HMS Adviser LP (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on January 6, 2014 and incorporated herein by reference).

10.7
First Amendment to Expense Support and Conditional Reimbursement Agreement (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on April 2, 2014 and incorporated herein by reference).

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

HMS INCOME FUND, INC.

Date:	May 12, 2014	By:	/s/ SHERRI W. SCHUGART
Sherri W. Schugart
Chairperson, Chief Executive Officer and President

Date:	May 12, 2014	By:	/s/ RYAN T. SIMS
Ryan T. Sims
Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit No.	Description
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
4.1
Form of Subscription Agreement (filed as Appendix A to the Registrant’s prospectus dated April 28, 2014 filed pursuant to Rule 497 (File No. 333-178548) on April 30, 2014 and incorporated herein by reference).

10.1
Senior Secured Revolving Credit Agreement dated as of March 11, 2014 between HMS Income Fund, Inc. and Capital One, National Association (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on March 14, 2014 and incorporated herein by reference).

10.2	Amended and Restated Conditional Fee Waiver Agreement (Filed as Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K, filed on March 27, 2013 and incorporated herein by reference).
10.3
First Amendment to Amended and Restated Conditional Fee Waiver Agreement (Filed as Exhibit (k)(8) to the Registrant’s Post-Effective Amendment No. 5 to the Registration Statement on Form N-2 (333-178548), filed on May 14, 2013 and incorporated herein by reference).

10.4
Second Amendment to Amended and Restated Conditional Fee Waiver Agreement (Filed as Exhibit 10.1 to the Registrant’s Current Report on For 8-K, filed on June 28, 2013 and incorporated herein by reference).

10.5
Third Amendment to Amended and Restated Conditional Fee Waiver Agreement (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on January 6, 2014 and incorporated herein by reference).

10.6
Expense Support and Conditional Reimbursement Agreement, between HMS Income Fund, Inc. and HMS Adviser LP (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on January 6, 2014 and incorporated herein by reference).

10.7
First Amendment to Expense Support and Conditional Reimbursement Agreement (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on April 2, 2014 and incorporated herein by reference).

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