Form 10-Q
period 2014-09-30
HMS INCOME FUND, INC.
filed 2014-11-13
CIK 1535778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

The issuer had 25,518,142 shares of common stock outstanding as of November 7, 2014.

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements

HMS Income Fund, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Portfolio investments at fair value:
Non-Control/Non-Affiliate investments (amortized cost: $361,709 and $66,410 as of September 30, 2014 and December 31, 2013, respectively)	$360,548	$66,882
Affiliate investments (amortized cost: $3,100 and zero as of September 30, 2014 and December 31, 2013, respectively)	3,106	—
Total portfolio investments (amortized cost: $364,809 and $66,410 as of September 30, 2014 and December 31, 2013, respectively)	363,654	66,882

Cash and cash equivalents	10,839	6,356
Interest receivable	3,198	399
Receivable for securities sold	2,000	—
Prepaid and other assets	578	109
Due from Main Street Capital Corporation	15	19
Deferred offering costs (net of accumulated amortization of $3,077 and $631 as of September 30, 2014 and December 31, 2013, respectively)	2,994	3,688
Deferred financing costs (net of accumulated amortization of $409 and $144 as of September 30, 2014 and December 31, 2013, respectively)	2,339	168
Total assets	$385,617	$77,621

LIABILITIES
Accounts payable and other liabilities	$295	$71
Payable for unsettled trades	2,682	2,608
Stockholder distributions payable	1,196	295
Due to affiliates	3,461	3,771
Payable for securities purchased	43,981	8,799
Notes payable	141,864	14,000
Total liabilities	193,479	29,544

Commitments and Contingencies (Note 11)

NET ASSETS
Common stock, $.001 par value; 150,000,000 shares authorized, 21,866,601 and 5,396,967 issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	22	5
Additional paid in capital	193,271	47,600
Accumulated net investment income, net of stockholder distributions	—	—
Accumulated net realized gain on investment, net of stockholder distributions	—	—
Distributions in excess of accumulated net investment income and net realized gains	—	—
Net unrealized appreciation (depreciation)	(1,155)	472
Total net assets	192,138	48,077

Total liabilities and net assets	$385,617	$77,621

Net asset value per share	$8.79	$8.91
See notes to the financial statements.

HMS Income Fund, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
INVESTMENT INCOME:
Interest income:
Non-Control/Non-Affiliate investments	$5,610	$808	$10,481	$1,759
Affiliate investments	37	—	37	—
Total interest income	5,647	808	10,518	1,759
EXPENSES:
Interest expense	1,135	118	1,857	273
Base management and incentive fees	1,642	268	3,349	470
Administrative services expenses	371	234	1,084	689
Professional fees	131	80	419	270
Insurance	49	47	144	140
Other general and administrative	166	65	409	180
Expenses before fee and expense waivers	3,494	812	7,262	2,022
Waiver of management and incentive fees	(821)	(268)	(1,675)	(470)
Waiver of administrative services expenses	(371)	(234)	(1,084)	(689)
Expense support payment from Adviser	(328)	—	(328)	—
Total expenses, net of fee and expense waivers	1,974	310	4,175	863

NET INVESTMENT INCOME	3,673	498	6,343	896

NET REALIZED GAIN FROM INVESTMENTS
Non-Control/Non-Affiliate investments	65	—	216	4
Affiliate investments	—	—	—	—
Total realized gain from investments	65	—	216	4

NET REALIZED INCOME	3,738	498	6,559	900

NET UNREALIZED APPRECIATION (DEPRECIATION)
Non-Control/Non-Affiliate investments	(1,906)	250	(1,633)	388
Affiliate investments	6	—	6	—
Total net unrealized appreciation (depreciation)	(1,900)	250	(1,627)	388

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$1,838	$748	$4,932	$1,288
NET INVESTMENT INCOME PER SHARE – BASIC AND DILUTED	$0.20	$0.17	$0.51	$0.42
NET REALIZED INCOME PER SHARE	$0.20	$0.17	$0.52	$0.42
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE – BASIC AND DILUTED	$0.10	$0.26	$0.39	$0.61
DISTRIBUTIONS DECLARED PER SHARE	$0.17	$0.17	$0.52	$0.52
WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	18,334,912	2,904,245	12,528,035	2,123,132

See notes to the financial statements.

HMS Income Fund, Inc.
Consolidated Statements of Change in Net Assets
For the Nine Months Ended September 30, 2014 and September 30, 2013
(in thousands, except number of shares)
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Net Investment Income, Net of Stockholder Distributions	Accumulated Net Realized Gain, Net of Stockholder Distributions	Distributions from Other Sources (1)	Net Unrealized Appreciation (Depreciation)	Total Net Assets
Balance at December 31, 2013	5,396,967	$5	$47,600	$—	$—	$—	$472	$48,077
Issuance of common stock	16,481,459	17	163,017	—	—	—	—	163,034
Redemption of common stock	(11,825)	—	(101)	—	—	—	—	(101)
Selling commissions and dealer manager fees	—	—	(14,799)	—	—	—	—	(14,799)
Offering costs	—	—	(2,446)	—	—	—	—	(2,446)
Stockholder distributions declared	—	—	—	(6,343)	(216)	—	—	(6,559)
Net increase in net assets resulting from operations	—	—	—	6,343	216	—	(1,627)	4,932
Balance at September 30, 2014	21,866,601	$22	$193,271	$—	$—	$—	$(1,155)	$192,138

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Net Investment Income, Net of Stockholder Distributions	Accumulated Net Realized Gain, Net of Stockholder Distributions	Distributions from Other Sources (1)	Net Unrealized Appreciation	Total Net Assets
Balance at December 31, 2012	1,289,472	$1	$11,248	$109	$14	$—	$51	$11,423
Issuance of common stock	2,028,703	2	20,054	—	—	—	—	20,056
Selling commissions and dealer manager fees	—	—	(1,792)	—	—	—	—	(1,792)
Offering costs	—	—	(301)	—	—	—	—	(301)
Stockholder distributions declared	—	—	—	(1,005)	(18)	(89)	—	(1,112)
Net increase in net assets resulting from operations	—	—	—	896	4	—	388	1,288
Balance at September 30, 2013	3,318,175	$3	$29,209	$—	$—	$(89)	$439	$29,562

See notes to the financial statements.

(1) Please see discussion of Other Sources of Distributions in Note 6-Stockholder Distributions.

HMS Income Fund, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$4,932	$1,288
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Principal repayments received and proceeds from sales of investments in portfolio companies	69,405	7,951
Investments in portfolio companies	(333,882)	(31,202)
Net unrealized depreciation (appreciation) of portfolio investments	1,627	(388)
Net realized (gain) on sale of portfolio investments	(216)	(4)
Amortization of deferred financing costs	265	65
Accretion of unearned income	(642)	(50)
Net payment-in-kind interest accrual	(144)	(112)
Changes in other assets and liabilities:
Interest receivable	(2,799)	(193)
Prepaid and other assets	(208)	(52)
Due from Main Street Capital Corporation	4	932
Due to affiliates	2,828	(23)
Accounts payable and other liabilities	202	(2)
Payable for unsettled trades	74	971
Net cash used in operating activities	(258,554)	(20,819)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	158,008	19,534
Redemption of common shares	(101)	—
Payment of selling commissions and dealer manager fees	(14,796)	(1,792)
Payment of offering costs	(2,447)	(322)
Payment of stockholder distributions	(3,077)	(781)
Repayments on notes payable	(95,636)	(5,000)
Proceeds from notes payable	223,500	9,300
Payment of deferred financing costs	(2,414)	(34)
Net cash provided by financing activities	263,037	20,905

Net increase in cash and cash equivalents	4,483	86

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	6,356	1,832

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$10,839	$1,918

See notes to the financial statements.

HMS Income Fund, Inc.
Consolidated Schedule of Investments
As of September 30, 2014
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (3)	Business Description	Type of Investment (2) (3)	Principal (7)	Cost (7)	Fair Value

Affiliate Investments (4)
Mystic Logistics, Inc. (10) (13)	Logistics and Distribution Services Provider for Large Volume Mailers	Common Stock (1,468 shares)		$680	$680
		12.00% Secured Debt (Maturity Date -August 15, 2019)	$2,500	2,420	2,426
				3,100	3,106

Subtotal Affiliate Investments (4) (1% of total investments at fair value)				$3,100	$3,106

Non-Control/Non-Affiliate Investments (5)
Ability Network Inc. (8)	Health Care Information Technology	LIBOR Plus 5.00% (Floor 1%), Current Coupon 6.00%, Secured Debt (Maturity - May 14, 2021)	$4,988	$4,933	$5,000
Accuvant Finance LLC (8)	Cyber Security Value Added Reseller	LIBOR Plus 4.75% (Floor 1%), Current Coupon 5.75%, Secured Debt (Maturity - October 22, 2020)	2,868	2,841	2,854
Allflex Holdings III Inc. (8) (12)	Manufacturer of Livestock Identification Products	LIBOR Plus 7.00% (Floor 1%), Current Coupon 8.00%, Secured Debt (Maturity - July 19, 2021) (14)	8,422	8,532	8,392
AmeriTech College Operations, LLC (10) (13)	For-Profit Nursing and Healthcare College	18% Secured Debt, (Maturity - March 9, 2017)	750	750	750
AMF Bowling Centers, Inc. (8) (12)	Bowling Alley Operator	LIBOR Plus 6.25% (Floor 1%), Current Coupon 7.25%, Secured Debt (Maturity - September 18, 2021)	8,000	7,932	7,995
Ancile Solutions, Inc. (8)	Provider of eLearning Solutions	LIBOR Plus 5.00% (Floor 1.25%), Current Coupon 6.25%, Secured Debt (Maturity - July 15, 2018)	1,083	1,079	1,086
Answers Corporation (8)	Consumer Internet Search Services Provider	LIBOR Plus 5.50% (Floor 1%), Current Coupon 6.50%, Secured Debt (Maturity - December 20, 2018)	3,156	3,165	3,195
Aptean, Inc. (8)	Enterprise Application Software Provider	LIBOR Plus 4.25% (Floor 1%), Current Coupon 5.25%, Secured Debt (Maturity - February 26, 2020)	4,471	4,471	4,454
Artel, LLC (8)	Land-Based and Commercial Satellite Provider	LIBOR Plus 6.00% (Floor 1.25%), Current Coupon 7.25%, Secured Debt (Maturity - November 27, 2017)	942	921	928
Ascend Learning, LLC (8)	Technology Based Healthcare Learning Solutions	LIBOR Plus 5.00% (Floor 1%), Current Coupon 6.00%, Secured Debt (Maturity - July 31, 2019)	994	985	999
Atkins Nutritionals Holdings II, Inc. (8)	Weight Management Food Products	LIBOR Plus 5.00% (Floor 1.25%), Current Coupon 6.25%, Secured Debt (Maturity - January 2, 2019)	956	948	951
Blackbrush Oil and Gas LP (8) (12)	Oil & Gas Exploration	LIBOR Plus 6.50% (Floor 1.25%), Current Coupon 7.75%, Secured Debt (Maturity - July 30, 2021) (14)	10,085	9,965	9,959
Blackhawk Specialty Tools LLC (8)	Oilfield Equipment & Services	LIBOR Plus 5.25% (Floor 1.25%), Current Coupon 6.50%, Secured Debt (Maturity - August 1, 2019)	1,443	1,443	1,443
Blue Bird Body Company (8)	School Bus Manufacturer	LIBOR Plus 5.50% (Floor 1%), Current Coupon 6.50%, Secured Debt (Maturity - June 26, 2020)	6,000	5,914	5,925
Bluestem Brands, Inc. (8)	Multi-Channel Retailer of General Merchandise	LIBOR Plus 6.50% (Floor 1%), Current Coupon 7.50%, Secured Debt (Maturity - December 6, 2018)	1,644	1,637	1,650
Brasa Holdings, Inc. (8) (12)	Upscale Full Service Restaurants	LIBOR Plus 9.50% (Floor 1.5%), Current Coupon 11.00%, Secured Debt (Maturity - January 20, 2020) (14)	10,000	10,100	10,106
Brundage-Bone Concrete Pumping, Inc.	Construction Services Provider	10.38% Secured Bond (Maturity - September 1, 2021) (14)	4,000	4,049	4,120
California Healthcare Medical Billing, Inc. (10) (13)	Outsourced Billing & Revenue Cycle Management	9.00% Secured Debt, (Maturity - October 17, 2016)	750	744	750
California Pizza Kitchen, Inc. (8)	Casual Dining Restaurant Chain	LIBOR Plus 4.25% (Floor 1%), Current Coupon 5.25%, Secured Debt (Maturity - March 29, 2018)	5,979	5,735	5,745
Cedar Bay Generation Company LP (8)	Coal-Fired Cogeneration Plant	LIBOR Plus 5.00% (Floor 1.25%), Current Coupon 6.25%, Secured Debt (Maturity - April 23, 2020)	1,511	1,511	1,518
Charlotte Russe, Inc. (8)	Fast-Fashion Retailer to Young Women	LIBOR Plus 5.50% (Floor 1.25%), Current Coupon 6.75%, Secured Debt (Maturity - May 22, 2019)	5,486	5,486	5,404
Clarius BIGS, LLC (11)	Prints & Advertising Film Financing	12.00% PIK Secured Debt (Maturity - January 5, 2015)	3,286	3,028	3,028
Covenant Surgical Partners, Inc.	Ambulatory Surgical Centers	8.75% Secured Debt (Maturity - August 1, 2019)	5,000	5,000	4,975
CST Industries, Inc. (8)	Storage Tank Manufacturer	LIBOR Plus 6.25% (Floor 1.50%), Current Coupon 7.75%, Secured Debt (Maturity - May 22, 2017)	2,382	2,367	2,382
Datacom, LLC (10) (13)	Technology and Telecommunications Provider	Member Units (717 units)		670	670
		10.50% Secured Debt (Maturity - May 30, 2019)	1,245	1,221	1,221
		8.00% Secured Revolving Debt (Maturity - May 29, 2015)	50	50	50
				1,941	1,941
Energy & Exploration Partners, LLC (8)	Oil & Gas Exploration and Production	LIBOR plus 6.75% (Floor 1%), Current Coupon 7.75%, Secured Debt (Maturity - January 22, 2019)	1,995	1,966	1,959
e-Rewards, Inc. (8)	Provider of Digital Data Collection	LIBOR Plus 5.00% (Floor 1%), Current Coupon 6.00%, Secured Debt (Maturity - October 29, 2018)	5,906	5,892	5,847
Excelitas Technologies Corp. (8)	Lighting and Sensor Components	LIBOR Plus 5.00% (Floor 1%), Current Coupon 6.00%, Secured Debt (Maturity - November 2, 2020)	3,461	3,476	3,464
FishNet Security, Inc. (8)	Information Technology Value-Added Reseller	LIBOR Plus 5.00% (Floor 1.25%), Current Coupon 6.25%, Secured Debt (Maturity - November 30, 2017)	2,776	2,769	2,773
Fram Group Holdings, Inc. (8)	Manufacturer of Automotive Maintenance Products	LIBOR Plus 5.00% (Floor 1.50%), Current Coupon 6.50%, Secured Debt (Maturity - July 29, 2017)	3,487	3,475	3,494
GST Autoleather, Inc. (8)	Automotive Leather Manufacturer	LIBOR Plus 5.50% (Floor 1%), Current Coupon 6.50%, Secured Debt (Maturity Date - July 10, 2020)	10,000	9,903	9,925
Guerdon Modular Holdings, Inc. (10) (13)	Modular Construction Company	Common Stock (42,644 shares)		600	600
		11.00% Secured Debt (Maturity - August 13, 2019)	2,800	2,743	2,750
				3,343	3,350
Guitar Center, Inc.	Musical Instruments Retailer	6.50% Secured Bond (Maturity - April 15, 2019)	7,000	6,709	6,300
Hunter Defense Technologies, Inc. (8)	Provider of Military and Commercial Shelters and Systems	LIBOR Plus 5.50% (Floor 1%), Current Coupon 6.50%, Secured Debt (Maturity Date - August 5, 2019)	6,000	5,882	5,948
ICON Health and Fitness, Inc.	Producer of Fitness Products	11.88% Secured Bond (Maturity - October 15, 2016)	5,000	5,012	4,938
iEnergizer Limited (8) (9)	Provider of Business Outsourcing Solutions	LIBOR Plus 6.00% (Floor 1.25%), Current Coupon 7.25%, Secured Debt (Maturity - May 1, 2019)	5,493	5,470	5,274
Inn of the Mountain Gods Resort and Casino	Hotel & Casino Owner & Operator	9.25% Secured Bond (Maturity - November 30, 2020)	7,980	7,925	7,740
iQor US Inc. (8)	Business Process Outsourcing Services Provider	LIBOR Plus 5.00% (Floor 1%), Current Coupon 6.00%, Secured Debt (Maturity - April 1, 2021)	5,921	5,771	5,417
IronGate Energy Services, LLC	Oil and Gas Services	11.00% Secured Bond (Maturity - July 1, 2018)	2,500	2,488	2,506
Jackson Hewitt Tax Service Inc. (8)	Tax Preparation Service Provider	LIBOR Plus 8.50% (Floor 1.50%), Current Coupon 10.00%, Secured Debt (Maturity - October 16, 2017)	3,258	3,266	3,258
John Deere Landscapes, LLC (8) (11)	Distributor of Landscaping Supplies	LIBOR Plus 4.00% (Floor 1%), Current Coupon 5.00%, Secured Debt (Maturity - December 23, 2019)	7,980	7,611	7,601
Keypoint Government Solutions, Inc. (8)	Pre-Employment Screening Services	LIBOR Plus 6.00% (Floor 1.25%), Current Coupon 7.25%, Secured Debt (Maturity - November 13, 2017)	1,839	1,836	1,849
Larchmont Resources, LLC (8)	Oil & Gas Exploration & Production	LIBOR Plus 7.25% (Floor 1%), Current Coupon 8.25%, Secured Debt (Maturity - August 7, 2019)	741	744	754
LJ Host Merger Sub, Inc. (8)	Managed Services and Hosting Provider	LIBOR Plus 4.75% (Floor 1.25%), Current Coupon 6.00%, Secured Debt (Maturity - December 13, 2019)	5,418	5,400	5,418
		LIBOR Plus 8.75% (Floor 1.25%), Current Coupon 10.00%, Secured Debt (Maturity - December 11, 2020) (14)	500	497	498
				5,897	5,916
MAH Merger Corporation (8)	Sports-Themed Casual Dining Chain	LIBOR Plus 4.50% (Floor 1.25%), Current Coupon 5.75%, Secured Debt (Maturity - July 19, 2019)	1,485	1,485	1,489
MediMedia USA, Inc. (8) (12)	Provider of Healthcare Media and Marketing	LIBOR Plus 6.75% (Floor 1.25%), Current Coupon 8.00%, Secured Debt (Maturity - November 20, 2018)	7,152	7,059	6,991
MedSolutions Holdings, Inc. (8)	Specialty Benefit Management	LIBOR Plus 5.25% (Floor 1.25%), Current Coupon 6.50%, Secured Debt (Maturity - July 8, 2019)	1,899	1,902	1,909
Milk Specialties Company (8) (12)	Processor of Nutrition Products	LIBOR Plus 6.25% (Floor 1.25%), Current Coupon 7.50%, Secured Debt (Maturity - November 9, 2018)	7,665	7,654	7,636
Minute Key, Inc. (10) (13)	Automated Key Duplication Kiosk	10% Current / 2% PIK Secured Debt (Maturity Date - September 19, 2019) (14)	1,000	985	985
Mood Media Corporation (8) (9) (12)	Electronic Equipment and Instruments	LIBOR Plus 6.00% (Floor 1%), Current Coupon 7.00%, Secured Debt (Maturity - May 1, 2019)	7,965	7,989	7,846
New Media Holdings II LLC (8) (9)	Local Newspaper Operator	LIBOR Plus 6.25% (Floor 1%), Current Coupon 7.25%, Secured Debt (Maturity - June 3, 2020)	6,484	6,357	6,403
Nice-Pak Products, Inc. (8)	Pre-Moistened Wipes Manufacturer	LIBOR Plus 5.25% (Floor 1.50%), Current Coupon 6.75%, Secured Debt (Maturity - June 18, 2015)	7,496	7,472	7,421
North Atlantic Trading Company, Inc. (8) (12)	Marketer/Distributor of Tobacco	LIBOR Plus 6.50% (Floor 1.25%), Current Coupon 7.75%, Secured Debt (Maturity -January 13, 2020)	7,474	7,527	7,521
Panolam Industries International, Inc. (8)	Decorative Laminate Manufacturer	LIBOR Plus 6.50% (Floor 1.25%), Current Coupon 7.75%, Secured Debt (Maturity - August 23, 2017)	856	846	856
Permian Holdings, Inc.	Storage Tank Manufacturer	10.50% Secured Bond (Maturity - January 15, 2018)	1,910	1,887	1,948
Pernix Therapeutical Holdings, Inc. (9) (11)	Pharmaceutical Royalty - Anti-Migraine	12.00% Secured Bond (Maturity - August 1, 2020)	3,500	3,500	3,500
Peroxychem, LLC. (8)	Chemical Manufacturer	LIBOR Plus 6.50% (Floor 1%), Current Coupon 7.5%, Secured Debt (Maturity - February 28, 2020)	4,478	4,456	4,545
Pitney Bowes Management Services Inc. (8) (12)	Provider of Document Management Services	LIBOR Plus 6.25% (Floor 1.25%), Current Coupon 7.5%, Secured Debt (Maturity - July 7, 2020)	6,000	5,942	5,910
Polyconcept Financial B.V. (8)	Promotional Products to Corporations and Consumers	LIBOR Plus 4.75% (Floor 1.25%), Current Coupon 6.00%, Secured Debt (Maturity - June 28, 2019)	5,921	5,909	5,913
Premier Dental Services, Inc. (8)	Dental Care Services	LIBOR Plus 5.00% (Floor 1%), Current Coupon 6.00%, Secured Debt (Maturity - November 1, 2018)	4,975	5,001	4,950
Prowler Acquisition Corporation (8)	Specialty Distributor to the Energy Sector	LIBOR Plus 4.50% (Floor 1%), Current Coupon 5.50%, Secured Debt (Maturity - January 28, 2020)	2,328	2,341	2,322
Quad-C JH Holdings (8)	Health Care Equipment & Supplies	LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity - May 9, 2020)	4,468	4,443	4,462
Ravago Holdings America, Inc. (8)	Polymers Distributor	LIBOR Plus 4.50% (Floor 1%), Current Coupon 5.50%, Secured Debt (Maturity - December 20, 2020)	5,970	6,011	5,992
RCHP, Inc. (8)	Region Non-Urban Hospital Owner/Operator	LIBOR Plus 9.50% (Floor 1%), Current Coupon 10.50%, Secured Debt (Maturity - October 23, 2019) (14)	6,500	6,454	6,565
Recorded Books, Inc. (8)	Audiobook and Digital Content Publisher	LIBOR Plus 4.25% (Floor 1%), Current Coupon 5.25%, Secured Debt (Maturity - January 31, 2020)	4,388	4,369	4,355
Relativity Media, LLC (11)	Full-scale Film and Television Production and Distribution	10.00% Secured Debt (Maturity - May 30, 2015)	3,693	3,693	3,703
		15.00% PIK Secured Debt (Maturity - May 30, 2015) (14)	3,143	3,143	3,206
				6,836	6,909
Renaissance Learning, Inc. (8)	Technology-based K-12 learning solutions	LIBOR Plus 7.00% (Floor 1%), Current Coupon 8.00%, Secured Debt (Maturity - April 11, 2022) (14)	2,000	1,981	1,963
RGL Reservoir Operations, Inc. (8) (9)	Oil & Gas Equipment & Services	LIBOR Plus 5.00% (Floor 1%), Current Coupon 6.00%, Secured Debt (Maturity - August 13, 2021)	4,000	3,881	3,968
RLJ Entertainment, Inc. (8) (11)	Movie and TV Programming Licensee and Distributor	Prime Plus 8.75% (Floor .25%), Current Coupon 9.00%, Secured Debt (Maturity - September 11, 2019)	10,000	9,703	9,703
SCE Partners, LLC (8) (11)	Hotel & Casino Operator	LIBOR Plus 7.25% (Floor 1%), Current Coupon 8.25%, Secured Debt (Maturity - August 14, 2019)	1,000	991	1,005
Sotera Defense Solutions, Inc. (8)	Defense Industry Intelligence Services	LIBOR Plus 7.50% (Floor 1.50%), Current Coupon 9.00%, Secured Debt (Maturity - April 21, 2017)	3,773	3,561	3,490
Sutherland Global Services, Inc. (8) (9)	Business Process Outsourcing Provider	LIBOR Plus 6.00% (Floor 1.25%), Current Coupon 7.25%, Secured Debt (Maturity - March 6, 2019)	1,655	1,647	1,659
Symphony Teleca Services, Inc. (8)	Outsourced Product Development	LIBOR Plus 4.75% (Floor 1.00%), Current Coupon 5.75%, Secured Debt (Maturity - August 7, 2019)	6,000	5,942	5,970
Synagro Infrastructure Company, Inc. (8)	Waste Management Services	LIBOR Plus 5.25% (Floor 1%), Current Coupon 6.25%, Secured Debt (Maturity - August 22, 2020)	3,975	3,958	3,910
Teleguam Holdings, LLC (8)	Cable and Telecom Services Provider	LIBOR Plus 7.50% (Floor 1.25%), Current Coupon 8.75%, Secured Debt (Maturity - June 10, 2019) (14)	3,000	3,022	3,019
Templar Energy, LLC (8)	Oil & Gas Exploration & Production	LIBOR Plus 7.50% (Floor 1%), Current Coupon 8.50%, Secured Debt (Maturity - November 25, 2020) (14)	3,000	2,978	2,914
Tervita Corporation (8) (9)	Oil and Gas Environmental Services	LIBOR Plus 5.00% (Floor 1.25%), Current Coupon 6.25%, Secured Debt (Maturity - May 15, 2018)	2,481	2,493	2,473
The Topps Company, Inc. (8)	Trading Cards & Confectionary	LIBOR Plus 6.00% (Floor 1.25%), Current Coupon 7.25%, Secured Debt (Maturity - October 2, 2018)	993	984	980
Therakos, Inc. (8)	Immune System Disease Treatment	LIBOR Plus 6.25% (Floor 1.25%), Current Coupon 7.50%, Secured Debt (Maturity - December 27, 2017)	1,450	1,428	1,463
Travel Leaders Group, LLC (8) (12)	Travel Agency Network Provider	LIBOR Plus 6.00% (Floor 1%), Current Coupon 7.00%, Secured Debt (Maturity - December 5, 2018)	8,542	8,510	8,504
USJ-IMECO Holding Company, LLC (8)	Marine Interior Design and Installation	LIBOR Plus 6.00% (Floor 1%), Current Coupon 7.00%, Secured Debt (Maturity - April 16, 2020)	7,967	7,944	7,948
Vantage Oncology, LLC	Outpatient Radiation Oncology Treatment Centers	9.50% Secured Bond (Maturity - June 15, 2017)	1,000	1,000	970
Vision Solutions, Inc. (8) (12)	Provider of Information Availability Software	LIBOR Plus 4.50% (Floor 1.50%), Current Coupon 6.00%, Secured Debt (Maturity - July 23, 2016)	6,052	6,069	6,036
		LIBOR Plus 8.00% (Floor 1.50%), Current Coupon 9.50%, Secured Debt (Maturity - July 23, 2017) (14)	875	868	868
				6,937	6,904
YP Holdings LLC (8)	Online and Offline Advertising Operator	LIBOR Plus 6.75% (Floor 1.25%), Current Coupon 8.00%, Secured Debt (Maturity - June 4, 2018)	3,397	3,412	3,414

Subtotal Non-Control/Non-Affiliate Investments (5) (99% of total portfolio investments at fair value)				$361,709	$360,548

Total Investments				$364,809	$363,654
(1) All investments are Private Placement portfolio investments, unless otherwise noted. All of the Company's assets are encumbered as security for the Company's credit agreements. See Note 4 - Borrowings.
(2) Debt investments are income producing, unless otherwise noted. Equity and warrants are non-income producing, unless otherwise noted.
(3) See Note 3 - Fair Value Hierarchy for Investments for summary geographic location of portfolio companies.
(4) Affiliate investments are defined by the 1940 Act as investments in which between 5% and 25% of the voting securities are owned, or an investment in an investment company’s investment adviser, and the investments are not classified as Control investments.
(5) Non-Control/Non-Affiliate investments are defined by the Investment Company Act of 1940, as amended (the “1940 Act”) as investments that are neither Control investments nor Affiliate investments.
(6) Control investments are defined by the 1940 Act as investments in which more than 25% of the voting securities are owned or where the ability to nominate greater than 50% of the board representation is maintained. As of September 30, 2014, the Company did not own any Control investments.
(7) Principal is net of repayments. Cost represents amortized cost which is net of repayments and adjusted for the amortization of premiums and/or accretion of discounts, as applicable.
(8) Index based floating interest rate is subject to contractual minimum interest rates.
(9) The investment is not a qualifying asset under the 1940 Act. A business development company (“BDC”) may not acquire any asset other than qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of the BDC's total assets.
(10) Investment is classified as a Lower middle market investment.
(11) Investment is classified as a Private Loan portfolio investment.
(12) Investment or portion of investment is under contract to purchase and met trade date accounting criteria as of September 30, 2014. Settlement occurred or is scheduled to occur after September 30, 2014. See Note 2 for summary of Security Transactions.
(13) Investment serviced by Main Street Partners pursuant to the Servicing Agreement. See Note 2 for summary of Investment Classification.
(14) Second lien secured debt investment.

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

HMS Income Fund, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

Note 1. Principal Business and Organization

HMS Income Fund, Inc. (the “Company”) was formed as a Maryland corporation on November 28, 2011 under the General Corporation Law of the State of Maryland. The Company is an externally managed, non-diversified closed-end investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company has elected to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company’s primary investment objective is to generate current income through debt and equity investments. A secondary objective of the Company is to generate long-term capital appreciation through such investments. On December 16, 2011, the Company filed a registration statement on Form N-2, as amended (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”) to register for sale up to $1.5 billion of shares of common stock (the “Offering”). As of September 30, 2014, the Company had raised approximately $205.1 million in the Offering, including proceeds from the distribution reinvestment plan of approximately $3.0 million.

The business of the Company is managed by HMS Adviser LP (the “Adviser”), a Texas limited partnership and affiliate of Hines Interests Limited Partnership (“Hines”), pursuant to an Investment Advisory and Administrative Services Agreement dated May 31, 2012, as amended (the “Advisory Agreement”). On May 31, 2012, the Company and the Adviser also retained Main Street Capital Corporation (“Main Street”), a New York Stock Exchange listed BDC, as the Company’s investment sub-adviser under the Investment Advisers Act of 1940, as amended (the "Advisers Act"), pursuant to an Investment Sub-Advisory Agreement (the “Sub-Advisory Agreement”) to identify, evaluate, negotiate and structure prospective investments, make investment and portfolio management recommendations for approval by the Adviser, monitor the Company’s investment portfolio and provide certain ongoing administrative services to the Adviser including valuation assistance. Main Street obtained a no-action letter from the SEC in November 2013 that permitted it to assign investment sub-adviser duties under the Sub-Advisory Agreement to MSC Adviser I, LLC (“MSC Adviser”), a wholly owned subsidiary of Main Street, and Main Street assigned such duties, and the Sub-Advisory Agreement was amended to reflect such change on December 31, 2013. The term “Sub-Adviser,” as used herein, refers to Main Street until December 31, 2013 and MSC Adviser thereafter. The Adviser and Sub-Adviser are collectively referred to herein as the “Advisers.” Upon the execution of the Sub-Advisory Agreement, Main Street became an affiliate of the Company. The Company has engaged Hines Securities, Inc. (the “Dealer Manager”), an affiliate of the Adviser, to serve as the dealer manager for the Offering. The Dealer Manager is responsible for marketing the Company’s shares of common stock being offered pursuant to the Offering.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its wholly-owned consolidated subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Under the investment company rules and regulations pursuant to Article 6 of Regulation S-X, the Company is precluded from consolidating its investments in portfolio companies, including those in which it has a controlling interest, unless a portfolio company is another investment company. An exception to this general principle occurs if the Company owns a controlled operating company whose purpose is to provide services directly to the Company such as an investment adviser or transfer agent. None of the investments made by the Company qualify for this exception. Therefore, the Company’s portfolio investments are carried on the balance sheet at fair value, as discussed below, with changes to fair value recognized as “Net Unrealized Appreciation (Depreciation)” on the Statement of Operations until the investment is realized, usually upon exit, resulting in any gain or loss on exit being recognized as a “Net Realized Gain (Loss) from Investments.”

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

Reclassifications

The presentation of distributions on the Consolidated Statements of Changes in Net Assets in the prior periods have been reclassified to conform to the presentation for the nine months ended September 30, 2014. Additionally, in Note 3 - Fair Value Hierarchy for Investments and throughout, certain loans that were previously presented as "Private placement investments" are now presented as "Private Loans." The prior periods have been reclassified to conform to this presentation as of September 30, 2014.

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

The Company’s portfolio strategy calls for it to invest in illiquid securities issued by private companies with annual revenues generally between $10 million and $150 million. These securities are also defined herein as lower middle market (“LMM”) investments. These portfolio investments may be subject to restrictions on resale and will generally have either no established trading market or established markets that are inactive; therefore, market quotations are generally not readily available. Generally, following the origination of a LMM debt investment, the cost basis of the investment, which is the principal less fees received, is considered to be representative of fair value. The fair value of these investments will continue to be equal to the cost basis to the extent that the portfolio company continues to perform in accordance with expectations and there is no indication of a decline in fair value. To the extent that the investment is out-performing or under-performing relative to expectations, the Company determines the fair value primarily using a yield to maturity approach that analyzes the discounted cash flows of interest and principal for the debt security, as set forth in the associated loan agreements, as well as the financial position and credit risk of each of these portfolio investments at each reporting date. The Company’s estimate of the expected repayment date of a debt security is generally the legal repayment date of the instrument. The yield to maturity analysis considers changes in leverage levels, credit quality, portfolio company performance and other factors. The Company will use the value determined by the yield analysis as the fair value for that security. However, it is the Company’s position that assuming a borrower is out-performing underwriting expectations and because many of these respective investments do not contain pre-payment penalties, the borrower would most likely prepay or refinance the borrowing if the market interest rate, given the borrower’s current credit quality, is lower than the stated loan interest rate. Therefore, the Company does not believe that a market participant would pay a premium for the investment, and because of the Company’s general intent to hold its loans to repayment, the Company generally does not believe that the fair value of the investment should be adjusted in excess of the principal amount. However, adjustments to investment values will be made for declines in fair value due to market changes or borrower specific credit deterioration. As of September 30, 2014 and December 31, 2013, the Company owned seven and two LMM debt investments, respectively, which had a total estimated fair value of $8.9 million and $1.5 million, respectively, which is approximately 2.5% and 2.2% of the Company’s portfolio investments at fair value, respectively.

The Company will generally review external events, including private mergers, sales and acquisitions involving comparable companies and include these events in the valuation process by using an enterprise value waterfall (“Waterfall”) for its LMM equity investments. For two quarters following an acquisition of a LMM equity investment, the investment's fair value is deemed to be at cost, unless there are external events indicative of a change in fair value. After holding an equity investment for two quarters, the Waterfall valuation method will be performed by our Advisers and reviewed by the Company to determine fair value. Under the Waterfall valuation method, the Company estimates the enterprise value of a portfolio company using a combination of market and income approaches or other appropriate valuation methods, such as considering recent transactions in the equity securities of the portfolio company or third-party valuations of the portfolio company, and then performs a waterfall calculation by using the enterprise value over the portfolio company’s securities in order of their preference relative to one another. The Waterfall method assumes the loans and equity securities are sold to the same market participant, which the Company believes is consistent with its Sub-Adviser's past transaction history and standard industry practices. The enterprise value is the fair value at which an enterprise could be sold in a transaction between two willing parties, other than through a forced or liquidation sale. Typically, private companies are bought and sold based on multiples of earnings before interest, taxes, depreciation and amortization (“EBITDA”), cash flows, net income, revenues, or in limited cases, book value. There is no single methodology for estimating enterprise value. For any one portfolio company, enterprise value is generally described as a range of values from which a single estimate of enterprise value is derived. In estimating the enterprise value of a portfolio company, the Company analyzes various factors including the portfolio company’s historical and projected financial results. The operating results of a portfolio company may include unaudited, projected, budgeted or pro forma financial information and may require adjustments for non-recurring items or to normalize the operating results that may require significant judgment in its determination. In addition, projecting future financial results requires significant judgment regarding future growth assumptions. In evaluating the operating results, the Company also analyzes the impact of exposure to litigation, loss of customers or other contingencies. After determining the appropriate enterprise value, the Company allocates the enterprise value to investments in order of the legal priority of the various components of the portfolio company’s capital structure. In applying the Waterfall valuation method, it is assumed that the loans are paid off at the principal amount in a change in control transaction and are not assumed by the buyer. As of September 30, 2014 and December 31, 2013, the Company had three and zero LMM equity investments, which had estimated fair value of $2.0 million and $0 respectively, which is approximately 0.5% and 0% of the Company's portfolio investments at fair value, respectively. Recent acquisitions of LMM equity investments during the quarters ended September 30, 2014 and June 30, 2014, are valued at cost as of September 30, 2014, which the Company determined to be the best indicator of fair value.

The Company’s portfolio strategy also calls for it to invest in private placement debt securities that are generally larger in size than LMM investments ("Middle Market companies"). Private placement debt securities generally have established markets that are not active; however, market quotations are generally readily available. For these private placement investments, the Company uses observable inputs, such as third party quotes or other independent pricing of identical or similar assets in non-active markets, to determine the fair value of those investments. However, the Company often cannot observe the inputs considered by the third party in determining their quotes. The fair value of these investments on the reporting date is determined by taking the midpoint between the bid-ask spread as of the reporting date obtained from a third party pricing service. The receivable and liability for securities under contract to sell and purchase have been valued at the contract price. As of September 30, 2014 and December 31, 2013, the Company owned 75 and 62 private placement investments, respectively, which had a total estimated fair value of $321.0 million and $62.5 million or approximately 88.3% and 93.4% of the Company’s portfolio investments at fair value, respectively.

The Company categorizes some of its investments in LMM companies and Middle Market companies as Private Loan portfolio investments, which are primarily debt securities issued by companies that are consistent in size with either the LMM companies or companies larger than LMM companies, but are investments which have been originated through strategic relationships with other investment funds on a collaborative basis. These investments have not been originated by the Adviser or Sub-Adviser. The structure, terms and conditions for these Private Loan investments are typically consistent with the structure, terms and conditions for the investments made in the Company's LMM portfolio. Private Loan investments may include investments which have no established trading market or have established markets that are not active. The Company generally estimates the fair value of Private Loan portfolio investments in debt securities for which it has determined that third-party quotes or other independent pricing are not available or appropriate based on the assumptions that it believes hypothetical market participants would use to value the investment in a current hypothetical sale using the yield to maturity valuation method. As of September 30, 2014 and December 31, 2013, the Company had seven and two Private Loan investments, which had estimated fair value of $31.7 million and $2.9 million respectively, which is approximately 8.7% and 4.3% of the Company's portfolio investments at fair value, respectively.

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

Security Transactions

Security transactions are accounted for on the trade date. As of the trade date, the investment is derecognized for security sales and recognized for security purchases. As of September 30, 2014 and December 31, 2013, the Company had eleven and nine investments at contract prices of $44.0 million and $8.8 million, respectively, under contract to purchase which had not yet settled. These investments have been recognized by the Company and are included in the schedule of investments at fair value. The settlement obligations are presented on the balance sheet in the line item “Payable for securities purchased" at the contract price. As of September 30, 2014 and December 31, 2013, the Company had two and zero investments at contract prices of $2.0 million and $0, respectively, under contract to sell which had not yet settled. These investments were derecognized by the Company and are not included in the schedule of investments. The sale trades are presented on the balance sheet in the line item “Receivable for securities sold” at the contract price.

 Interest Income

Interest income is recorded on the accrual basis to the extent amounts are expected to be collected. Prepayment penalties received by the Company are recorded as income upon receipt. Accrued interest is evaluated for collectability. When a debt security becomes 90 days or more past due and the Company does not expect the debtor to be able to service all of its debt or other obligations, the debt security will generally be placed on non-accrual status and the Company will cease recognizing interest income on that debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. If a debt security’s status significantly improves with respect to the debtor’s ability to service the debt or other obligations, or if a debt security is fully impaired, sold or written off, it will be removed from non-accrual status. As of September 30, 2014 and December 31, 2013, the Company did not have any investments that were more than 90 days past due or on non-accrual status. Additionally, the Company is not aware of any material changes to the creditworthiness of the borrowers underlying its debt investments.

From time to time, the Company may hold debt instruments in its investment portfolio that contain a payment-in-kind (“PIK”) interest provision. If these borrowers elect to pay or are obligated to pay interest under the optional PIK provision, and if deemed collectible in management’s judgment, then the interest would be computed at the contractual rate specified in the investment’s credit agreement, added to the principal balance of the investment, and recorded as interest income. Thus, the actual collection of this interest would be deferred until the time of debt principal repayment. As of September 30, 2014 and December 31, 2013, the Company held three and zero investments which contained a PIK provision. For the three months ended September 30, 2014 and September 30, 2013, the Company recognized $100,000 and $53,000, respectively, of PIK interest income. For the nine months ended September 30, 2014 and September 30, 2013, the Company recognized $144,000 and $112,000 of PIK interest income.

Unearned Income – Original Issue Discount / Premium to Par Value

The Company may purchase debt investments at a value different than par value. For purchases at less than par value a discount is recorded, which is accreted into interest income based on the effective interest method over the life of the debt investment. For purchases at greater than par value, a premium is recorded, which is amortized as a reduction to interest income based on the effective interest method over the life of the investment. Upon repayment or sale, any unamortized discount or premium is also amortized as an adjustment to interest income. For the three months ended September 30, 2014 and September 30, 2013, the Company accreted approximately $229,000 and $29,000, respectively, into interest income, which was net of premiums. For the nine months ended September 30, 2014 and September 30, 2013, the Company accreted approximately $642,000 and $50,000, respectively, into interest income, which was net of premiums.

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

Due from Main Street

Due from Main Street represents principal and interest payments from portfolio investments serviced and received by Main Street on the Company’s behalf.  The amounts due to the Company as of September 30, 2014 and December 31, 2013 were subsequently collected.

Deferred Financing Costs

Deferred financing costs represent fees and other direct costs incurred in connection with arranging the Company’s borrowings. These costs were incurred in connection with the Company’s revolving credit facilities (see Note 4-Borrowings for a discussion regarding the Company’s Credit Facility, Syndicated Credit Facility and HMS Funding Facility) and have been capitalized. The deferred financing costs are being amortized to interest expense using the straight-line method over the life of the related credit facility, which the Company believes is materially consistent with the effective interest method. For the three months ended September 30, 2014 and September 30, 2013, the Company amortized approximately $141,000 and $25,000 respectively, into interest expense related to deferred financing costs. For the nine months ended September 30, 2014 and September 30, 2013, the Company amortized approximately $265,000 and $65,000 respectively, into interest expense related to deferred financing costs.

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

As of September 30, 2014 and December 31, 2013, the Adviser and Sub-Adviser have incurred approximately $6.1 million and $4.3 million, respectively, of Offering costs on the Company’s behalf. The Company has recorded a due to affiliates liability and capitalized the deferred Offering costs as it is probable that aggregate gross proceeds from the Offering will be at a level that will require the Company to reimburse the Advisers for these costs. As of September 30, 2014, the balance of the due to affiliate liability related to organizational and Offering costs was $3.0 million. On a regular basis, management reviews capital raise projections to evaluate the likelihood of the capital raise reaching a level that would require the Company to reimburse the Advisers for the Offering costs incurred on the Company's behalf. Based on the $6.1 million of Offering costs incurred by the Advisers through September 30, 2014, the Company would have to raise approximately $406.7 million to be obligated to reimburse the Advisers for all of these costs. Commencing with the Company’s initial closing, which occurred on September 17, 2012, and continuing with every closing thereafter, 1.5% of the proceeds of such closings will be amortized as a charge to additional paid in capital and a reduction of deferred Offering costs, until such asset is fully amortized. As of September 30, 2014, approximately $3.1 million has been amortized.  The Company expects to reimburse the Advisers for such costs incurred on its behalf on a monthly basis up to a maximum aggregate amount of 1.5% of the gross Offering proceeds.

Payable for Unsettled Trades

The Company accepts stockholder’s subscriptions on a weekly basis. For subscriptions received, for which shares of common stock were not issued by September 30, 2014, the amounts of such subscriptions are presented as cash and as a payable for unsettled trades. The shares issued in exchange for the subscriptions were issued and outstanding on October 2, 2014.

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

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board ("FASB") or other standards setting bodies that are adopted by the Company as of the specified effective date. The Company believes that the impact of recently issued standards that have been issued and any that are not yet effective will not have a material impact on its financial statements upon adoption.

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

The Company’s investment portfolio as of September 30, 2014 was comprised of debt securities and equity investments. The Company's investment portfolio as of December 31, 2013 was comprised exclusively of debt securities. The fair value determination for these investments primarily consisted of both observable (Level 2) and unobservable (Level 3) inputs.

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

The following table presents fair value measurements of investments, by security class, as of September 30, 2014 according to the fair value hierarchy (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First lien secured debt investment	$—	$—	$309,109	$309,109
Second lien secured debt investment	—	—	52,595	52,595
LMM equity investment	—	—	1,950	1,950
Total	$—	$—	$363,654	$363,654

The following table presents fair value measurements of investments, by security class, as of at December 31, 2013 according to the fair value hierarchy (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First lien secured debt investment	$—	$4,728	$59,686	$64,414
Second lien secured debt investment	—	—	2,468	2,468
Total	$—	$4,728	$62,154	$66,882

The following table presents fair value measurements of investments segregated by investment type as of September 30, 2014 according to the fair value hierarchy (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
LMM portfolio investments	$—	$—	$10,882	$10,882
Private Loan investments	—	—	31,747	31,747
Private placement investments	—	—	321,025	321,025
Total	$—	$—	$363,654	$363,654

The following table presents fair value measurements of investments segregated by investment types as of December 31, 2013 according to the fair value hierarchy (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
LMM portfolio investments	$—	$—	$1,500	$1,500
Private Loan investments	—	—	2,906	2,906
Private placement investments	—	4,728	57,748	62,476
Total	$—	$4,728	$62,154	$66,882

The Company’s investment portfolio as of September 30, 2014 consisted of debt securities and equity investments. The Company's investment portfolio as of December 31, 2013 was comprised exclusively of debt securities. The debt securities owned as of September 30, 2014 and December 31, 2013 include LMM investments, Private Loans, and private placement investments. The significant unobservable input utilized in the determination of the fair value of the LMM portfolio investments is the risk adjusted discount rate utilized in the discounted cash flow approach. The discount rate is based on the underlying credit quality of the borrower as of September 30, 2014 and December 31, 2013. The use of a higher discount rate would result in a lower fair value, and conversely the use of a lower discount rate would result in a higher fair value. Given that the loans generally have no prepayment penalties, assuming that the loan is outperforming underwriting and market interest rates have declined, the lower interest rate would result in a higher fair value of the investment; however, due to the lack of prepayment penalties, the Company does not believe that any significant value in excess of the par value would ever be realized. Therefore, the Company will not value the LMM loans and Private Loans at a value in excess of the principal amount due. Generally, following the origination of these debt investments, the investments are carried at cost, which is principal less unamortized fees. The fair value of these investments may continue to be equal to the cost basis to the extent that the investment company continues to perform in accordance with expectations and there is no indication of a change in fair value.

The fair value determination for the private placement investments was generally based upon quotes obtained through a third party pricing service. If available and determined to be reliable, the Company uses the third party quotes, to estimate the fair value of its private placement investments owned. The inputs for determining the third party quotes are often unobservable to the Company. These valuations consist of a combination of observable inputs in non-active markets for which sufficient observable inputs were available to determine the fair value of these investments, observable inputs in the non-active market for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. The third party quotes are reviewed and discussed with the Company's Sub-Adviser. As a result, a portion of the Company's private placement investments was categorized as Level 2 as of December 31, 2013 and none of the Company's private placement investments was categorized as Level 2 as of September 30, 2014. For the private placement investments for which sufficient observable inputs were not available to determine the fair value of the investments, the Company categorized such investments as Level 3 as of September 30, 2014 and December 31, 2013.

As of September 30, 2014, the Company had three equity LMM investments that were made during the nine months ended September 30, 2014. For two quarters following an acquisition of a LMM equity investment, the investment's fair value is deemed to be at cost, unless there are external events indicative of a change in fair value. After holding an equity investment for two quarters, the Waterfall valuation method will be performed by our Advisers and reviewed by the Company to determine fair value. Note 2 - Basis of Presentation and Summary of Significant Accounting Principles further describes the procedures and considerations under the Waterfall method. As of September 30, 2014 and December 31, 2013, the Company had three and zero LMM equity investments, which had estimated fair value of $2.0 million and zero respectively. Given the recent acquisitions of the LMM equity investments during the quarter ended September 30, 2014 and the quarter ended June 30, 2014, the investments are valued as of September 30, 2014, at cost, which the Company determined to be the best indicator of fair value.

The following table, which is not intended to be all inclusive, presents the significant unobservable inputs of the Company’s Level 3 investments as of September 30, 2014 (in thousands):

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
LMM equity investments	$1,950	Market Approach	EBITDA Multiples for Recent Transactions (1)	4.3x - 8.2x	5.3x

LMM debt portfolio investments	$8,932	Discounted Cash Flows	Expected Principal Recovery	N/A	100.0%
			Risk Adjusted Discount Rate	8% - 18%	11.5%

Private Loan investments	$11,415	Market Approach	Third Party Quotes	100% - 102%	100.7%

Private Loan investments	$20,332	Market Approach	Recent Transactions	N/A	N/A

Private placement investments	$321,025	Market Approach	Third Party Quotes	90% - 103%	99.0%
	$363,654
(1) EBITDA may include proforma adjustments and/or other addbacks based on specific circumstances related to each investment.

The following table, which is not intended to be all inclusive, presents the significant unobservable inputs of the Company’s Level 3 investments as of December 31, 2013 (in thousands):

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
LMM debt portfolio investments	$1,500	Discounted Cash Flows	Expected Principal Recovery	N/A	100.0%
			Risk Adjusted Discount Factor	12% - 18%	15.0%

Private Loan investments	$2,906	Market Approach	Third Party Quotes	99% - 100%	99.8%

Private placement investments	$57,748	Market Approach	Third Party Quotes	88% - 103%	99.7%
	$62,154

The following table provides a summary of changes in fair value of the Company’s Level 3 portfolio investments for the nine months ended September 30, 2014 (in thousands):

Type of Investment	January 1, 2014 Fair Value	Transfers Into Level 3 Hierarchy	Payment-in-Kind Interest Accrual	New Investments	Sales/ Repayments	Net Unrealized Appreciation (Depreciation) (1)	Net Realized Gain (Loss)	September 30, 2014 Fair Value
LMM Equity	$—	$—	$—	$1,950	$—	$—	$—	$1,950
LMM Debt	1,500	—	—	7,453	(40)	19	—	8,932
Private Loans	2,906	—	144	28,582	(20)	135	—	31,747
Private Placement	57,748	4,728	—	331,722	(71,608)	(1,781)	216	321,025
Total	$62,154	$4,728	$144	$369,707	$(71,668)	$(1,627)	$216	$363,654

(1) Column includes changes to investments due to the net accretion of discounts/premiums and amortization of fees.

For the nine months ended September 30, 2014, there were transfers of $4.7 million between Level 2 and Level 3 portfolio investments. The transfers represent private placement investments which are valued based upon third party quotes with limited activity and observability of inputs. In prior periods, these were classified as Level 2 fair value measurements. As of September 30, 2014, the Company obtained information regarding the quotes, including the number of quotes used to value these investments. Given the lack of observable inputs of the third party quotes, these investments were determined to be Level 3 fair value measurements as of September 30, 2014. There were no transfers into Level 3 during the nine months ended September 30, 2013.

Portfolio Investment Composition

The composition of the Company’s investments as of September 30, 2014, at cost and fair value, was as follows (in thousands):

	Investments at Cost	Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First lien secured debt investments	$310,285	85.1%	$309,109	85.0%
Second lien secured debt investments	52,574	14.4%	52,595	14.5%
LMM equity investments	1,950	0.5%	1,950	0.5%
Total	$364,809	100.0%	$363,654	100.0%

The composition of the Company’s investments as of December 31, 2013, at cost and fair value, was as follows (in thousands):

	Investments at Cost	Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First lien secured debt investments	$63,945	96.3%	$64,414	96.3%
Second lien secured debt investments	2,465	3.7%	2,468	3.7%
Total	$66,410	100.0%	$66,882	100.0%

The composition of the Company’s investments by geographic region of the United States as of September 30, 2014, at cost and fair value, is set forth in the table below (in thousands).

	Investments at Cost	Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Northeast	$91,995	25.2%	$91,640	25.2%
Southeast	71,656	19.6%	71,724	19.7%
West	67,183	18.5%	66,727	18.3%
Southwest	66,190	18.1%	65,677	18.1%
Midwest	52,919	14.5%	53,152	14.6%
Non-United States	14,866	4.1%	14,734	4.1%
Total	$364,809	100.0%	$363,654	100.0%

The composition of the Company’s investments by geographic region of the United States as of December 31, 2013, at cost and fair value, is set forth in the table below (in thousands).

	Investments at Cost	Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Northeast	$20,459	30.8%	$20,611	30.8%
Southwest	9,545	14.4%	9,645	14.4%
West	9,254	13.9%	9,358	14.0%
Southeast	11,674	17.6%	11,771	17.6%
Midwest	11,569	17.4%	11,575	17.3%
Non-United States	3,909	5.9%	3,922	5.9%
Total	$66,410	100.0%	$66,882	100.0%

The composition of the Company’s total investments by industry as of September 30, 2014 and December 31, 2013, at cost was as follows:

Cost:	September 30, 2014	December 31, 2013
Media	12.0%	6.7%
Hotels, Restaurants, and Leisure	9.4%	5.4%
IT Services	9.5%	11.2%
Electronic Equipment, Instruments & Components	6.0%	3.0%
Health Care Providers and Services	5.5%	5.6%
Internet Software and Services	4.8%	5.9%
Oil, Gas, and Consumable Fuels	4.8%	4.7%
Auto Components	3.7%	2.2%
Energy Equipment and Services	3.5%	3.7%
Specialty Retail	3.3%	6.6%
Software	3.1%	3.7%
Chemicals	2.9%	1.9%
Food Products	2.3%	1.5%
Construction and Engineering	2.0%	—%
Diversified Consumer Services	2.2%	4.1%
Marine	2.2%	—%
Distributors	2.1%	—%
Tobacco	2.1%	—%
Household Products	2.0%	—%
Aerospace and Defense	1.9%	1.7%
Textiles, Apparel, & Luxury Goods	1.6%	4.0%
Automobiles	1.6%	—%
Leisure Equipment and Products	1.6%	2.2%
Professional Services	1.5%	2.8%
Healthcare Technology	1.4%	—%
Health Care Equipment and Supplies	1.2%	1.5%
Commercial Services and Supplies	1.1%	2.9%
Pharmaceuticals	1.0%	—%
Air Freight & Logistics	0.9%	—%
Containers and Packaging	0.6%	—%
Diversified Telecommunication Services	0.5%	—%
Internet and Catalog Retail	0.4%	2.2%
Electric Utilities	0.4%	1.3%
Life Sciences Tools and Services	0.4%	2.2%
Food & Staples Retailing	0.3%	1.5%
Metals and Mining	0.2%	1.4%
Advertising	—%	1.0%
Communications Equipment	—%	1.3%
Data Processing and Outsourced Services	—%	2.2%
Electrical Equipment	—%	2.2%
Restaurants	—%	2.3%
Thrifts & Mortgage Finance	—%	1.1%
Total	100.0%	100.0%

The composition of the Company’s total investments by industry as of September 30, 2014 and December 31, 2013, at fair value was as follows:

Fair Value:	September 30, 2014	December 31, 2013
Media	12.0%	6.7%
Hotels, Restaurants, and Leisure	9.4%	5.4%
IT Services	9.4%	11.3%
Electronic Equipment, Instruments & Components	6.0%	3.0%
Health Care Providers and Services	5.5%	5.6%
Internet Software and Services	4.8%	5.9%
Oil, Gas, and Consumable Fuels	4.8%	4.7%
Auto Components	3.7%	2.2%
Energy Equipment and Services	3.5%	3.8%
Specialty Retail	3.2%	6.6%
Software	3.1%	3.7%
Chemicals	2.9%	1.9%
Food Products	2.3%	1.4%
Construction and Engineering	2.0%	—%
Diversified Consumer Services	2.2%	4.1%
Marine	2.2%	—%
Distributors	2.1%	—%
Tobacco	2.1%	—%
Household Products	2.0%	—%
Aerospace and Defense	1.9%	1.7%
Textiles, Apparel, & Luxury Goods	1.6%	4.0%
Automobiles	1.6%	—%
Leisure Equipment and Products	1.6%	2.2%
Professional Services	1.5%	2.7%
Healthcare Technology	1.4%	—%
Health Care Equipment and Supplies	1.2%	1.5%
Commercial Services and Supplies	1.1%	2.9%
Pharmaceuticals	1.0%	—%
Air Freight & Logistics	0.9%	—%
Containers and Packaging	0.7%	—%
Diversified Telecommunication Services	0.5%	—%
Internet and Catalog Retail	0.5%	2.2%
Electric Utilities	0.4%	1.3%
Life Sciences Tools and Services	0.4%	2.2%
Food & Staples Retailing	0.3%	1.5%
Metals and Mining	0.2%	1.3%
Advertising	—%	1.1%
Communications Equipment	—%	1.3%
Data Processing and Outsourced Services	—%	2.2%
Electrical Equipment	—%	2.2%
Restaurants	—%	2.3%
Thrifts & Mortgage Finance	—%	1.1%
Total	100.0%	100.0%

Note 4 — Borrowings

On May 24, 2012, the Company's predecessor-in-interest, HMS Income LLC, entered into a $15 million senior secured revolving credit facility (the "Credit Facility") with Capital One, National Association (“Capital One”). The Credit Facility had an accordion provision allowing increases in borrowing of up to $60 million, for a total facility of up to $75 million, subject to certain conditions. On August 16, 2013, the Company expanded the available capacity under the Credit Facility from $15 million to $25 million. The Credit Facility was further amended on November 25, 2013, increasing the capacity of the Credit Facility from $25 million to $30 million.

On March 11, 2014, the Company entered into a $70 million senior secured revolving credit facility (the "Syndicated Credit Facility") with Capital One, as the administrative agent, and with Capital One and the other banks, (the "Lenders"). This Syndicated Credit Facility amends and restates in its entirety the Credit Facility. Borrowings under the Syndicated Credit Facility bear interest, subject to the Company’s election, on a per annum basis equal to (i) the adjusted LIBOR rate plus 2.75% or (ii) the base rate plus 1.75%. The base rate is defined as the higher of (a) the prime rate or (b) the Federal Funds Rate (as defined in the credit agreement) plus 0.5%. The adjusted LIBOR rate is defined in the credit agreement for the Syndicated Credit Facility as the LIBOR rate plus such amount as adjusted for statutory reserve requirements for Eurocurrency liabilities. The Company pays unused commitment fees of 0.25% per annum on the unused lender commitment under the Syndicated Credit Facility if more than 50% of the Syndicated Credit Facility is being used and a commitment fee of 0.375% per annum on the unused lender commitments under the Syndicated Credit Facility if less than 50% of the Syndicated Credit Facility is being used. On May 30, 2014, the Company and the Lenders entered into the First Amendment (the “First Amendment”) to the Syndicated Credit Facility. The First Amendment provides for, among other things, the creation of certain structured subsidiaries of the Company (the “Structured Subsidiaries”), which are not guarantors under the Syndicated Credit Facility and which are permitted to incur debt outside of the Syndicated Credit Facility, subject to certain conditions. The assets of the Structured Subsidiaries are not considered collateral under the Syndicated Credit Facility. The First Amendment contains additional covenants such as the Company maintaining a minimum consolidated tangible net worth, excluding Structured Subsidiaries, limitations regarding industry concentration and an anti-hoarding provision to protect the collateral under the Syndicated Credit Facility. On September 22, 2014, the Company entered into a Second Amendment (“Second Amendment”) to the Syndicated Credit Facility. The Second Amendment increases the revolver commitments by the amount of $35 million, from $70 million to $105 million. The Syndicated Credit Facility has an accordion provision allowing borrowing capacity to increase up to $150 million.

Borrowings under the Syndicated Credit Facility are secured by all of the Company’s assets, except the assets of Structured Subsidiaries, as well as all of the assets, and a pledge of equity ownership interests, of any future subsidiaries of the Company, which would be joined as guarantors. The credit agreement for the Syndicated Credit Facility contains affirmative and negative covenants usual and customary for credit facilities of this nature, including, but not limited to maintaining a certain interest coverage ratio and an asset coverage ratio, maintaining a minimum consolidated tangible net worth, excluding the Structured Subsidiaries, limitations regarding industry concentration, and an anti-hoarding provision to protect the collateral under the Syndicated Credit Facility. Further, the credit agreement contains usual and customary default provisions including, without limitation: (i) a default in the payment of interest and principal; (ii) insolvency or bankruptcy of the Company; (iii) a material adverse change in the Company's business; or (iv) breach of any covenant, representation or warranty in the loan agreement or other credit documents and failure to cure such breach within defined periods. Additionally, the Syndicated Credit Facility requires the Company to obtain written approval from the administrative agent prior to entering into any material amendment, waiver or other modification of any provision of the Advisory Agreement. As of September 30, 2014, the Company was not aware of any instances of noncompliance with covenants related to the Syndicated Credit Facility. The maturity date of the Syndicated Credit Facility is March 11, 2017, and the Company has two, one-year extension options subject to Lender approval.

On June 2, 2014, the Company’s wholly-owned Structured Subsidiary, HMS Funding I, LLC, a Delaware limited liability company (“HMS Funding”), entered into a credit agreement (the “HMS Funding Facility”) among HMS Funding, the Company, as equityholder and as servicer, Deutsche Bank AG, New York Branch (“Deutsche Bank”), and the financial institutions party thereto as lenders (together with Deutsche Bank, the “HMS Funding Lenders”). The HMS Funding Facility provided for an initial borrowing capacity of $50.0 million, subject to certain limitations, including limitations with respect to HMS Funding’s investments, as more fully described in the HMS Funding Facility. On July 22, 2014, HMS Funding, the Company, Deutsche Bank and U.S. Bank National Association, as collateral agent, entered into Amendment No. 1 to the HMS Funding Facility, pursuant to which the borrowing capacity under the HMS Funding Facility was increased to $100 million. At HMS Funding’s request and upon approval by the HMS Funding Lenders, the maximum borrowings under the HMS Funding Facility can be increased by up to an additional $150 million, in the aggregate, subject to certain limitations contained in the HMS Funding Facility, for a total maximum capacity of $250 million. In connection with the entry into the HMS Funding

Facility, the Company contributed certain assets to HMS Funding, as permitted under the Syndicated Credit Facility, as collateral to secure the HMS Funding Facility. The HMS Funding Facility matures on June 3, 2019.

Under the HMS Funding Facility, interest is calculated as the sum of the one-month LIBOR plus the applicable margin of 2.75%. The HMS Funding Facility provides for a revolving period until December 3, 2016, unless otherwise extended with the consent of the HMS Funding Lenders. The amortization period begins the day after the last day of the revolving period and ends on the maturity date. During the amortization period, HMS Funding cannot borrow any remaining unfunded commitment, the applicable margin will increase by 0.25%, and a portion of interest income and all principal collections are applied to the outstanding loan balance. Any outstanding loan balance is due on the maturity date. Additionally, HMS Funding will pay a utilization fee equal to 2.75% of the undrawn amount of the required utilization, which for the first 90 days of the facility was 25% of the loan commitment amount and 75% thereafter until the end of the revolving period. HMS Funding also pays an undrawn fee on the undrawn amount of commitments of 0.65% per annum, depending on the utilization of the loan commitment amount. A loan commitment amount subject to the utilization fee will not be subject to the undrawn fee.

HMS Funding’s obligations under the HMS Funding Facility are secured by a first priority security interest in its assets, including all of the present and future property and assets of HMS Funding. The HMS Funding Facility contains affirmative and negative covenants usual and customary for credit facilities of this nature, including, but not limited to maintaining a positive tangible net worth, limitations on industry concentration and complying with all applicable laws. The HMS Funding Facility contains usual and customary default provisions including, without limitation: (i) a default in the payment of interest and principal; (ii) insolvency or bankruptcy of the Company; (iii) the occurrence of a change of control; or (iv) any uncured breach of a covenant, representation or warranty in the HMS Funding Facility. As of September 30, 2014, the Company was not aware of any instances of noncompliance with covenants related to the HMS Funding Facility.

As of September 30, 2014, the Company had borrowings of $62.9 million outstanding on the Syndicated Credit Facility, and had borrowings of $79.0 million outstanding on the HMS Funding Facility, both of which the Company estimated approximated fair value.

Note 5 – Financial Highlights

The following is a schedule of financial highlights of the Company for the nine months ended September 30, 2014 and the year ended December 31, 2013.

Per Share Data:	Nine Months Ended September 30, 2014	Year Ended December 31, 2013

Net asset value at beginning of period	$8.91	$8.86

Net realized income(1)(2)	0.52	0.65
Net unrealized appreciation (depreciation) (1) (2)	(0.13)	0.16
Net increase in net assets resulting from operations	0.39	0.81

Stockholder distributions from net investment income (1) (3)	(0.51)	(0.64)
Stockholder distributions from net realized gains (1) (3)	(0.01)	(0.01)
Stockholder distributions from other sources (1) (3)	—	(0.05)
Net decrease in net assets resulting from stockholder distributions	(0.52)	(0.70)

Issuance of common stock above net asset value (4), net of offering costs (1)	0.01	(0.06)
Net increase (decrease) in net assets resulting from capital share transactions	0.01	(0.06)
Net asset value at end of the period	$8.79	$8.91

Shares outstanding at end of period	21,866,601	5,396,967
Weighted average shares outstanding	12,528,035	2,648,689

(1)	Based on weighted average number of shares of common stock outstanding for the period.

(2)	Change in net realized income and net unrealized appreciation (depreciation) from investments can change significantly from period to period.

(3)	The stockholder distributions represent the stockholder distributions declared for the period.

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

	Nine Months Ended September 30, 2014	Year Ended December 31, 2013
	(in thousands, except percentages)
Net asset value at end of period	$192,138	$48,077
Average net assets	$113,238	$24,864
Average Credit Facility borrowings	$66,591	$9,660

Ratios to average net assets:
Ratio of total expenses to average net assets (1)	3.69%	4.23%
Ratio of total expenses, excluding interest expense, to average net assets (1)	2.05%	2.55%
Ratio of net investment income to average net assets	5.60%	6.86%

Portfolio turnover ratio	34.91%	49.37%

Total return (2)	4.49%	8.47%

(1)
For the nine months ended September 30, 2014, the Advisers waived base management fees of approximately $1.7 million, capital gains incentive fees of approximately $0, administrative services expenses of approximately $1.1 million and committed to make an expense support payment to the Company of $328,000. For the year ended December 31, 2013, the Advisers waived base management fees of approximately $779,000, capital gains incentive fees of approximately $5,000, administrative services expenses of approximately $1 million, and made an expense support payment to the Company of $153,000. The ratio is calculated by reducing the expenses to reflect the waiver of expenses and reimbursement of administrative services and to reflect the reduction of expenses for expense support provided by the Adviser in both periods presented. See Note 9-Related Party Transactions and Arrangements for further discussion of fee waivers and expense support provided by the Advisers.

(2)	Total return is calculated on the change in net asset value per share and stockholder distributions declared per share over the reporting period.

Note 6 – Stockholder Distributions

The following table reflects the cash distributions per share that the Company declared on its common stock during the nine months ended September 30, 2014 (in thousands except per share amounts).

	Distributions
For the Period Ended	Per Share	Amount
Three months ended September 30, 2014	$0.17	$3,234
Three months ended June 30, 2014	$0.18	$2,049
Three months ended March 31, 2014	$0.17	$1,276

The following table reflects the cash distributions per share that the Company declared during the nine months ended September 30, 2013 (in thousands except per share amounts).

	Distributions
For the Period Ended	Per Share	Amount
Three months ended September 30, 2013	$0.17	$513
Three months ended June 30, 2013	$0.18	$356
Three months ended March 31, 2013	$0.17	$243

On September 23, 2014, with the authorization of the Company’s board of directors, the Company declared distributions to its stockholders for the period of October 2014 through December 2014. These distributions have been, or will be, calculated based on stockholders of record each day from October 1, 2014 through December 31, 2014 in an amount equal to $0.00191781 per share, per day (which represents an annualized distribution yield of 7% based on the Company's current public offering price of $10.00 per share, if it were maintained every day for a twelve-month period). Distributions are paid on the first business day following the completion of each month to which they relate.

The Company has adopted an “opt in” distribution reinvestment plan for its stockholders. As a result, if the Company makes a distribution, its stockholders will receive distributions in cash unless they specifically “opt in” to the distribution reinvestment plan so as to have their cash distributions reinvested in additional shares of the Company’s common stock.

The following table reflects the sources of the cash distributions that the Company declared and, in some instances, paid on its common stock during the nine months ended September 30, 2014 and 2013

	Nine Months Ended September 30, 2014		Nine Months Ended September 30, 2013
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Net realized income from operations (net of waiver of base management and incentive fees)	$4,556	69%	$430	39%
Waiver of base management and incentive fees	1,675	26%	470	42%
Expense support from Adviser	328	5%	—	—%
Other sources	—	—%	212	19%
Total	$6,559	100%	$1,112	100%

The Company may fund its cash distributions from all sources of funds legally available, including Offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to it on account of preferred and common equity investments in portfolio companies, fee and expense waivers from its Advisers, and expense support payments from the Adviser. The Company has not established limits on the amount of funds that the Company may use from legally available sources to make distributions. The Company expects that for the foreseeable future, a portion of the distributions will be paid from sources other than net realized income from operations, which may include Offering proceeds, borrowings, fee and expense waivers from its Advisers and support payments from the Adviser. As further discussed in Note 9 - Related Party Transactions and Arrangements, the Adviser has agreed to provide Expense Support through December 31, 2014, in order for the Company to achieve a reasonable level of expenses relative to its investment income. On September 30, 2014, the 2014 Expense Reimbursement Agreement with the Adviser was amended removing the mandatory reimbursement payment requirement, and therefore, finalizing the expense support from the Adviser for the nine-month period ended September 30, 2014. Upon finalization of the expense support, the Company recognized the expense support of $328,000 from the Adviser. This Expense Support Payment was received by the Company on October 30, 2014.

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

Note 7 – Taxable Income

The Company has elected to be treated for U.S. federal income tax purposes as a RIC. As a RIC, the Company generally will not pay corporate-level U.S. federal income taxes on net ordinary income or capital gains that the Company distributes to its stockholders from taxable earnings and profits as distributions. The Company must generally distribute at least 90% of its investment company taxable income to maintain its RIC status. As a part of maintaining its RIC status, undistributed taxable income (subject to a 4% excise tax) pertaining to a given taxable year may be distributed up to 12 months subsequent to the end of that taxable year, provided such distributions are declared prior to the filing of the federal income tax return for the prior year. In 2014, the Company paid approximately $1,000 with its 2013 tax year extension for a 4% nondeductible excise tax; however, none of the cumulative undistributed taxable income was subject to this 4% nondeductible excise tax as the Company has distributed enough to eliminate an excise tax liability. In order to avoid this excise tax, the Company needs to distribute, during each calendar year an amount at least equal to the sum of (1) 98.0% of its net ordinary income for the calendar year, (2) 98.2% of its capital gain in excess of capital loss for the calendar year and (3) any net ordinary income and net capital gain for preceding years that were not distributed during such years and on which the Company paid no U.S. federal income tax. None of the cumulative undistributed taxable income was subject to this 4% nondeductible excise tax, therefore the $1,000 payment made with the extension will be returned to the Company.

The Company has formed a wholly owned subsidiary, HMS Equity Holding, LLC, which was elected to be a taxable entity (the "Taxable Subsidiary"). The Taxable Subsidiary holds equity investments in portfolio companies which are “pass through” entities for tax purposes. The Taxable Subsidiary is consolidated for U.S. GAAP reporting purposes, and the portfolio investments held by it are included in the consolidated financial statements as portfolio investments recorded at fair value. The Taxable Subsidiary permits the Company to comply with the RIC income requirements contained in the RIC tax provisions of the Code. The Taxable Subsidiary is not consolidated with the Company for income tax purposes and may generate income tax expense, or benefit, and the related tax assets and liabilities, as a result of its ownership of certain portfolio investments. This income tax expense, or benefit, if any, and the related tax assets and liabilities, are reflected in the Company’s consolidated financial statements.

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

Note 8 – Supplemental Cash Flow Disclosures

Listed below are the supplemental cash flow disclosures for the nine months ended September 30, 2014 and 2013 (in thousands):

Supplemental Disclosure of Cash Flow Information	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Interest Paid	$1,517	$182
Taxes Paid	$1	$6

Supplemental Disclosure of Non-Cash Flow Information
Stockholder distributions declared and unpaid	$1,196	$186
Stockholder distributions reinvested	$2,581	$221
Change in unpaid deferred offering costs	$(696)	$892
Unpaid deferred financing costs	$22	$—

Note 9 — Related Party Transactions and Arrangements

Advisory Agreements and Conditional Fee Waiver

As described in Note 1 - Principal Business and Organization, the business of the Company is managed by the Adviser (an affiliate of Hines), pursuant to the Advisory Agreement that was entered into on May 31, 2012. This agreement states that the Adviser will oversee the management of the Company’s activities and is responsible for making investment decisions with respect to, and providing day-to-day management and administration of, the Company’s investment portfolio. Additionally, the Adviser has engaged the Sub-Adviser pursuant to the Sub-Advisory Agreement to identify, evaluate, negotiate and structure the Company’s prospective investments, make investment and portfolio management recommendations for approval by the Adviser, monitor the Company’s investment portfolio and provide certain ongoing administrative services to the Adviser in exchange for which the Adviser will pay the Sub-Adviser fifty percent (50%) of the base management fee and incentive fees described below as compensation for its services. In addition, as of September 30, 2014 and December 31, 2013, the Company owned one and three, respectively, investments with respect to which the Sub-Adviser provides servicing.

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

As discussed above, the Company and the Advisers entered into the Conditional Fee Waiver Agreement pursuant to which, for the period from June 4, 2012 to December 31, 2013, the Advisers agreed to waive all fees upon the occurrence of any event, which in the Advisers’ sole discretion is deemed necessary, including, but neither limited to nor automatically triggered by, the Company’s estimate that a distribution declared and payable to its stockholders during the fee waiver period represents, or would represent when paid, a return of capital for U.S. federal income tax purposes. Further, the agreement contains a clause which states that subject to the approval of the Company’s board of directors, in future periods previously waived fees may be paid to the Advisers, if and only to the extent that the Company’s cumulative net increase in net assets resulting from operations exceeds the amount of cumulative distributions paid to stockholders. The previously waived fees are potentially subject to repayment by the Company, if at all, within a period not to exceed three years from the date of each respective fee waiver. On December 30, 2013, the Adviser entered into an amendment to the Conditional Fee Waiver Agreement extending the waiver of HMS Adviser's fees through December 31, 2014. The waiver of fees due to the Sub-Adviser ended on December 31, 2013, and beginning January 1, 2014, the Sub-Adviser no longer waived its fees under the Sub-Advisory Agreement.

For the nine months ended September 30, 2014 and September 30, 2013, the Company incurred base management fees of approximately $3.3 million and $469,000, respectively, capital gains incentive fees of approximately zero and $1,000, respectively, and subordinated incentive fees of zero and zero, respectively. For the nine months ended September 30, 2014 and 2013, the Advisers waived base management fees of $1.7 million and $469,000, respectively, and capital gains incentive fees of zero and $1,000, respectively. For the three months ended September 30, 2014 and September 30, 2013, the Company incurred base management fees of $1.6 million and $268,000, respectively, and capital gains incentive fees of zero and zero, respectively. For the three months ended September 30, 2014 and 2013, the Advisers waived base management fees of $821,000 and $268,000, respectively. For the nine months ended September 30, 2014 and September 30, 2013, the Company did not record an accrual for any previously waived fees. Any future reimbursement of previously waived fees to the Advisers will not be accrued until the reimbursement of the waived fees become probable and estimable which will be upon approval of the Company’s board of directors. Additionally, the reimbursement of the fees waived under the Conditional Fee Waiver Agreement are subordinate to the reimbursement of the expense support payments, which are described below.

Pursuant to the Advisory Agreement and Sub-Advisory Agreement, the Company is required to pay or reimburse the Advisers for administrative services expenses, which include all costs and expenses related to the day-to-day administration and management of the Company not related to advisory services. For the nine months ended September 30, 2014 and September 30, 2013, the Company incurred, and the Advisers waived the reimbursement of, administrative services expenses of approximately $1.1 million and $689,000 respectively. For the three months ended September 30, 2014 and September 30, 2013, the Company incurred, and the Advisers waived reimbursement of, administrative services expenses of approximately $371,000 and $234,000, respectively. The Advisers have agreed to waive the reimbursement of administrative services expenses through December 31, 2014. The waiver of the reimbursement of administrative services expenses is not subject to future reimbursement.

On November 11, 2013, the Company entered into an Expense Support and Conditional Reimbursement Agreement (the “2013 Expense Reimbursement Agreement”) with the Adviser. Under the 2013 Expense Reimbursement Agreement, until December 31, 2013 or a prior date mutually agreed to by both parties, the Adviser agreed to pay to the Company up to 100% of the Company’s operating expenses (the “Expense Support Payment”). Operating expenses are defined as 2013 third party operating costs and expenses incurred by the Company under generally accepted accounting principles for investment management companies. Any Expense Support Payments paid by the Adviser are subject to conditional reimbursement by the Company upon a determination by the board of directors of the Company that the Company has achieved a reasonable level of expenses relative to its investment income. Any repayment of Expense Support Payments will be made within a period not to exceed three years from the date each respective Expense Support Payment is determined. Pursuant to the terms of the 2013 Expense Reimbursement Agreement, for the year ended December 31, 2013, the Adviser made an Expense Support Payment to the Company of $153,000.

On December 30, 2013, the Company and the Adviser agreed to an Expense Support and Conditional Reimbursement Agreement, which was subsequently amended on March 31, 2014, June 30, 2014 and September 30, 2014 (as amended, the "2014 Expense Reimbursement Agreement"). Under the 2014 Expense Reimbursement Agreement, until December 31, 2014 or a prior date mutually agreed to by both parties, the Adviser, at its sole discretion, will pay to the Company up to 100% of the Company’s operating expenses, (an "Expense Support Payment"), in order for the Company to achieve a reasonable level of expenses relative to its investment income (the "Operating Expense Objective"). Under the 2014 Expense Reimbursement Agreement, operating expenses are defined as third party operating costs and expenses incurred by the Company between January 1, 2014, and December 31, 2014, under generally accepted accounting principles for investment management companies. The Board, in its discretion, may approve the repayment of unreimbursed Expense Support Payments (a “Reimbursement Payment”) upon a determination by the Board that the Company has achieved the Operating Expense Objective in any quarter following receipt by the Company of an Expense Support Payment. Under the 2014 Expense Reimbursement Agreement, any unreimbursed Expense Support Payment may be reimbursed by the Company within a period not to exceed three years from the date each respective Expense Support Payment was determined, but only after any Expense Support Payment amounts have been reimbursed under the 2013 Expense Reimbursement Agreement. Any Expense Support Payments that remain unreimbursed three years after such payment will be permanently waived. The 2014 Expense Reimbursement Agreement may be terminated by the Company at any time, and shall automatically terminate upon termination of the Advisory Agreement or upon liquidation or dissolution of the Company

On September 30, 2014, the 2014 Expense Reimbursement Agreement was amended removing the provision requiring mandatory repayments of Expense Support Payments without Board approval (a “Mandatory Reimbursement Payment”) if the Company exceeds the Operating Expense Objective.  The Mandatory Reimbursement Payment provision was in addition to the Reimbursement Payment provision described in the paragraph above.  This Mandatory Reimbursement Payment provision made the amounts due from the Adviser to the Company not fixed or determinable; therefore, potential Expense Support Payments from the Adviser were not recognized and accrued by the Company in the first and second quarters of 2014. With this amendment and removal of the Mandatory Reimbursement Payment provision, the Expense Support Payment became fixed and determinable; therefore, for the three and nine-month period ended September 30, 2014, the Company has recognized and accrued an Expense Support Payment totaling $328,000, which the Adviser paid the Company on October 30, 2014. The Expense Support Payment from the Adviser of $328,000 may be reimbursed by the Company within a period not to exceed three years, subject to approval by the Company's Board.  As discussed above, the reimbursement of this Expense Support Payment from the Company to the Adviser is only permitted after the reimbursement of the Expense Support Payment of $153,000 that was made in 2013.

The table below presents the fees and expenses waived by the Advisers and the timing of potential reimbursement of waived fees. Previously waived fees will only be reimbursed with the approval of the Company's board of directors and if the "operating expense ratio" (as described in footnote 4 to the table below) is equal to or less than the Company's operating expense ratio at the time the corresponding fees were waived and if the annualized rate of the Company's regular cash distributions to stockholders is equal to or greater than the annualized rate of the Company's regular cash distributions at the time the corresponding fees were waived.

Period Ended	Amount of Fee Waivers and Expense Support Payments (in thousands)(1)	Expiration of the Advisers’ Right to Receive Reimbursement of Previously Waived Fees and Expense Support Payments(2)	Amount of Administrative Expense Waivers (in thousands)(3)	Operating Expense Ratio as of the Date of the Fee Waivers(4)	Annualized Distribution Rate as of the Date of the Fee Waivers(5)
June 30, 2012	$49	June 30, 2015	$25	1.35%	7.00%
September 30, 2012	$152	September 30, 2015	$129	1.97%	7.00%
December 31, 2012	$157	December 31, 2015	$284	2.96%	7.00%
March 31, 2013	$84	March 31, 2016	$233	1.86%	7.00%
June 30, 2013	$118	June 30, 2016	$222	1.36%	7.00%
September 30, 2013	$268	September 30, 2016	$234	1.22%	7.00%
December 31, 2013	$467	December 31, 2016	$329	0.49%	7.00%
March 31, 2014	$303	March 31, 2017	$329	1.28%	7.00%
June 30, 2014	$551	June 30, 2017	$385	1.28%	7.00%
September 30, 2014	$1,149	September 30, 2017	$371	1.23%	7.00%

(1)	Fees waived pursuant to the Conditional Fee Waiver Agreement and Expense Support Payments pursuant to the 2013 and 2014 Expense Reimbursement Agreements.

(2)
Subject to the approval of the Company’s board of directors, in future periods, previously waived fees may be paid to the Advisers, if the Company’s cumulative net increase in net assets resulting from operations exceeds the amount of cumulative distributions paid to stockholders. The previously waived fees are potentially subject to repayment by the Company, if at all, within a period not to exceed three years from the date of each respective fee waiver. Additionally, the reimbursement of the fees waived under the Conditional Fee Waiver Agreement are subordinate to the reimbursement of the Expense Support Payments made pursuant to the 2013 and 2014 Expense Reimbursement Agreements. To date, none of the previously waived fees and Expense Support Payments have been approved for reimbursement by the Company’s board of directors.

(3)
The Advisers have agreed to permanently waive reimbursement by the Company of administrative expenses through December 31, 2014. The administrative expenses are waived on a quarterly basis and are not eligible for future reimbursement from the Company to the Advisers.

(4)
The “Operating Expense Ratio” is calculated on a quarterly basis as a percentage of average net assets and includes all expenses borne by the Company, except for base management and incentive fees and administrative expenses waived by the Advisers and organizational and offering expenses. For the quarter ended December 31, 2013, expenses have been reduced by $153,000, the amount of the Expense Support Payment received in 2013 from the Adviser. As noted above, no Expense Support Payment had been recognized by the Company for the quarters ended March 31, 2014 and June 30, 2014. For the quarter ended September 30, 2014, expenses have been reduced by $328,000, which Expense Support Payment was received from the Adviser on October 30, 2014.

(5)
“Annualized Distribution Rate” equals $0.00191781 per share, per day (which represents an annualized distribution yield of 7% based on our current public offering price of $10.00 per share, if it were maintained every day for a twelve-month period). “Annualized Distribution Rate” does not include the special stock dividend paid to stockholders on September 14, 2012.

As discussed in Note 2 - Basis of Presentation and Summary of Significant Accounting Policies - Organizational and Offering Costs, as of September 30, 2014 and December 31, 2013, the Adviser and Sub-Adviser have incurred approximately $6.1 million and $4.3 million, respectively, of Offering costs on the Company’s behalf. On May 31, 2012, the Company has recorded a due to affiliate liability and capitalized the deferred Offering costs as it is expected that the Company will raise sufficient capital that it will be required to reimburse the Advisers for these costs. As of September 30, 2014, the balance of the due to affiliate liability was $3.0 million. On a regular basis, management reviews capital raise projections to evaluate the likelihood of the capital raise reaching a level that would require the Company to reimburse the Adviser for the Offering costs incurred on the Company's behalf. Based on the $6.1 million of offering costs incurred by the Advisers through September 30, 2014, the Company would have to raise approximately $406.7 million to be obligated to reimburse the Advisers for all of these costs. Commencing with the Company’s initial closing, which occurred on September 17, 2012, and continuing with every closing thereafter, 1.5% of the proceeds of such closings will be amortized as a charge to additional paid in capital and a reduction of deferred offering costs, until such asset is fully amortized. As of September 30, 2014, approximately $3.1 million has been amortized. The Company expects to reimburse the Advisers for such costs incurred on its behalf on a monthly basis up to a maximum aggregate amount of 1.5% of the gross Offering proceeds.

The table below outlines fees incurred and expense reimbursements payable to Hines, Main Street and their affiliates for the nine months ended September 30, 2014 and September 30, 2013 and amounts unpaid as of September 30, 2014 and December 31, 2013 (in thousands).

	Incurred		Incurred		Unpaid as of
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30, 2014	December 31, 2013
Type and Recipient	2014	2013	2014	2013
Base Management Fees (1) - the Adviser, Sub-Adviser	$821	$—	$1,674	$—	$821	$—
Incentive Fees on Income (1) - the Adviser, Sub-Adviser	—	—	—	—	—	—
Capital Gains Incentive Fee (1) - the Adviser, Sub-Adviser	—	—	—	—	—	—
Offering Costs - the Adviser, Sub-Adviser	650	251	1,752	1,213	2,994	3,690
Payable to (Receivable from) Adviser for Expense Support (2)	(328)	—	(328)	—	(328)	67
Other (3) - the Adviser	116	41	343	229	(29)	20
Selling Commissions - Dealer Manager	4,489	578	9,997	1,206	—	(5)
Dealer Manager Fee - Dealer Manager	2,105	267	4,802	586	3	(1)
Due to Affiliates					$3,461	$3,771

(1)	Net of amounts waived by the Adviser and Sub-Adviser.

(2)
Pursuant to the 2013 Expense Reimbursement Agreement, the Adviser made a payment of $220,000 to the Company in December 2013, based upon estimates of Company's operating expenses. Upon finalization of Company's financial statements, the Company determined that the 2013 Expense Support Payment was $67,000 higher than required for the Company to achieve the Operating Expense Objective for 2013, as defined in the 2013 Expense Reimbursement Agreement. As of December 31, 2013, the Company owed the Adviser $67,000 for this overpayment, which was made in the first quarter of 2014. As discussed above, expense support of $328,000 has been recognized and accrued in the three and nine months ended September 30, 2014. This amount was received by the Company on October 30, 2014.

(3)	Includes amounts the Adviser paid on behalf of the Company such as general and administrative services expenses.

Note 10 – Share Repurchase Plan

The Company conducts quarterly tender offers pursuant to its share repurchase program. Under the terms of the plan, the Company will offer to purchase shares at the net asset value per share, as determined within 48 hours prior to the repurchase date. The Company currently limits the number of shares to be repurchased (i) during any calendar year to the proceeds it receives from the issuance of shares of its common stock under its distribution reinvestment plan during the trailing four quarters and (ii) in any calendar quarter to 2.5% of the weighted average number of shares of common stock outstanding during the trailing four quarters. At the discretion of the Company’s board of directors, the Company may also use cash on hand, cash available from borrowings and cash from the sale of investments as of the end of the applicable period to repurchase shares. The Company’s board of directors may amend, suspend or terminate the share repurchase program upon 30 days’ notice. The Company’s first repurchase date was October 1, 2013. Since inception of our share repurchase program, the Company funded the repurchase of $159,000 in shares. For the three and nine months ended September 30, 2014, the Company funded approximately $54,000 and $155,000 respectively for shares tendered for repurchase under the plan approved by the board of directors. Since inception of the share repurchase program, the Company has funded all redemption requests validly tendered and not withdrawn.

Note 11 – Commitments and Contingencies

At September 30, 2014, the Company had a total of approximately $6.5 million in outstanding commitments comprised of (i) three commitments to fund revolving loans that had not been fully drawn and (ii) two commitments to fund term loans that had not been fully drawn.

Note 12 – Subsequent Events

From October 1, 2014 through October 31, 2014, the Company has raised $30.4 million in capital in the Offering. During this period, the Company has funded approximately $60.3 million in investments and has received proceeds from repayments and dispositions of approximately $9.7 million.

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

ORGANIZATION

We were formed as a Maryland corporation on November 28, 2011 under the General Corporation Law of the State of Maryland. We are an externally managed, non-diversified closed-end investment company that has elected to be treated as a business development company (“BDC”), under the Investment Company Act of 1940, as amended (the “1940 Act”). We have elected to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). Our primary investment objective is to generate current income through debt and equity investments. A secondary objective is to generate long-term capital appreciation through such investments. On December 16, 2011, we filed a registration statement on Form N-2, as amended (File No. 333-178548) (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”) to register for sale, on an ongoing basis, of up to $1.5 billion of shares of common stock (the “Offering”). As of September 30, 2014, we have raised approximately $205.1 million in the public offering, including proceeds from the distribution reinvestment plan of approximately $3.0 million.

Our business is managed by HMS Adviser LP (the “Adviser”), a Texas limited partnership and affiliate of Hines Interests Limited Partnership (“Hines”), pursuant to an Investment Advisory and Administrative Services Agreement dated May 31, 2012, as amended (the “Advisory Agreement”). On May 31, 2012, we and the Adviser also retained Main Street Capital Corporation (“Main Street”), a New York Stock Exchange listed BDC, as the Company’s investment sub-adviser under the Investment Advisers Act of 1940, as amended (the "Advisers Act"), pursuant to an Investment Sub-Advisory Agreement (the “Sub-Advisory Agreement”) to identify, evaluate, negotiate and structure prospective investments, make investment and portfolio management recommendations for approval by the Adviser, monitor the our investment portfolio and provide certain ongoing administrative services to the Adviser including valuation assistance. Main Street obtained a no-action letter from the

SEC in November 2013 that permitted it to assign investment sub-adviser duties under the Sub-Advisory Agreement to MSC Adviser I, LLC (“MSC Adviser”), a wholly owned subsidiary of Main Street, and Main Street assigned such duties, and the Sub-Advisory Agreement was amended to reflect such change on December 31, 2013. The term “Sub-Adviser,” as used herein, refers to Main Street until December 31, 2013 and MSC Adviser thereafter. The Adviser and Sub-Adviser are collectively referred to herein as the “Advisers.” Upon the execution of the Sub-Advisory Agreement, Main Street became our affiliate. The Company has engaged Hines Securities, Inc. (the “Dealer Manager”), an affiliate of the Adviser, to serve as the dealer manager for the Offering. The Dealer Manager is responsible for marketing the our shares of common stock being offered pursuant to the Offering.

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
Our primary investment objective is to generate current income through debt and equity investments, and a secondary objective is to generate long-term capital appreciation through such investments. We anticipate that we will primarily invest in senior secured and second lien debt securities issued by middle market companies in private placements and negotiated transactions, which are traded in private over-the-counter markets for institutional investors. We will also invest in, and ultimately intend to have a significant portion of our assets invested in, customized direct secured and unsecured loans to and equity securities of lower middle market companies, which we define as companies with annual revenues generally between $10 million and $150 million, referred to as customized lower middle market securities. Typically, our investments in lower middle market companies will require us to co-invest with Main Street and/or its affiliates.

As a BDC, we are subject to certain regulatory restrictions in making our investments, including limitations on our ability to co-invest with certain affiliates, including Main Street. However, on April 15, 2014, we received an order from the SEC, that permits us, subject to certain conditions, to co-invest with Main Street in certain transactions originated by Main Street and/or our Advisers. The exemptive relief permits us, and certain of our directly or indirectly wholly-owned subsidiaries on one hand, and Main Street, and or/certain of its affiliates on the other hand, to co-invest in the same investment opportunities where such investment would otherwise be prohibited under Section 57(a)(4) of the 1940 Act. In addition, we may continue to co-invest with Main Street and/or its affiliates in syndicated deals and secondary loan market purchases where price is the only negotiated point. Prior to obtaining exemptive relief, we co-invested alongside Main Street and/or its affiliates only in accordance with existing regulatory guidance. These co-investments were in syndicated deals and secondary loan market transactions where price is the only negotiated point.

As of September 30, 2014, we had debt investments in 75 private placement investments, seven Private Loan investments, seven LMM debt investments, and three LMM equity investments with an aggregate fair value of approximately $363.7 million, a cost basis of approximately $364.8 million, and a weighted average effective annual yield of approximately 7.8%. The weighted average annual yield was calculated using the effective interest rates for all debt investments at September 30, 2014, including accretion of original issue discount and amortization of the premium to par value. Approximately 85.0% of our total portfolio investments (at fair value) were secured by first priority liens with the remainder secured by second priority liens and equity investments.

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

Investment Income

We have generated and plan to continue to generate investment income primarily in the form of interest on the debt securities that we hold, dividends and other distributions with respect to any equity interests that we hold and capital gains, if any, on convertible debt or other equity interests that we acquire in portfolio companies. In addition, we may generate revenue in the form of commitment, origination, structuring or diligence fees, monitoring fees, performance-based fees, and director fees for equity investments for which we, or our Sub-Adviser, holds a director position. All such fees will be generated in connection with our investments and recognized as earned or as additional yield over the life of the debt investment. To date our investment income has been interest income on debt investments, accretion of original issue discounts, amortization of premiums, amortization of fees from debt investments originated by us and net realized/unrealized appreciation (depreciation).

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

For the three months ended September 30, 2014 and 2013, we incurred base management fees of approximately $1.6 million and $268,000, respectively, and zero capital gains and subordinated incentive fees. For the nine months ended September 30, 2014 and 2013, we incurred base management fees of approximately $3.3 million and $469,000, respectively, capital gains incentive fees of zero and $1,000, respectively, and subordinated incentive fees of zero and zero, respectively. For the three months ended September 30, 2014 and 2013, the Advisers waived base management fees of $821,000 and $268,000, respectively. For the nine months ended September 30, 2014 and 2013, the Advisers waived base management fees of $1.7 million and $469,000, respectively, and capital gains incentive fees of zero and $1,000, respectively. For the three and nine months ended September 30, 2014 and 2013, we did not record an accrual for any previously waived fees. Any reimbursement of previously waived fees to the Advisers will not be accrued until the reimbursement of the waived fees become probable and estimable, which will be upon approval by our board of directors. To date none of the previously waived fees have been approved by the board of directors for reimbursement. Additionally, the reimbursement of the fees waived under the Conditional Fee Waiver Agreement are subordinate to the reimbursement of the expense support payments, which are described below.

Pursuant to the Advisory Agreement and Sub-Advisory Agreement, we are required to pay or reimburse the Advisers for administrative services expenses, which include all costs and expenses related to the day-to-day administration and management not related to advisory services. For the three months ended September 30, 2014 and 2013, we incurred, and the Advisers waived the reimbursement of, administrative services expenses of approximately, $371,000 and $234,000, respectively. For the nine months ended September 30, 2014 and 2013, we incurred, and the Advisers waived the reimbursement of, administrative services expenses of approximately $1.1 million and $689,000, respectively. The Advisers have agreed to waive the reimbursement of administrative services expenses through December 31, 2014. The waiver of the reimbursement of administrative service expenses is not subject to future reimbursement.

On November 11, 2013, we entered into an Expense Support and Conditional Reimbursement Agreement (the “2013 Expense Reimbursement Agreement”) with the Adviser. Under the 2013 Expense Reimbursement Agreement, until December 31, 2013 or a prior date mutually agreed to by both parties, the Adviser will pay us up to 100% of the Company’s our operating expenses (the “Expense Support Payment”). Operating expenses are defined as 2013 third party operating costs and expenses incurred by us under generally accepted accounting principles for investment management companies. Any Expense Support Payments paid by the Adviser are subject to conditional reimbursement by us upon a determination by our board of directors that we have achieved a reasonable level of expenses relative to our investment income. Any repayment of Expense Support Payments will be made within a period not to exceed three years from the date each respective Expense Support Payment is determined. Pursuant to the terms of the 2013 Expense Reimbursement Agreement, for the year ended December 31, 2013, the Adviser made an Expense Support Payment of $153,000 to us.

On December 30, 2013, we agreed to an Expense Support and Conditional Reimbursement Agreement with the Adviser, which was subsequently amended on March 31, 2014, June 30, 2014 and September 30, 2014 (as amended, the "2014 Expense Reimbursement Agreement"). Under the 2014 Expense Reimbursement Agreement, until December 31, 2014 or a prior date mutually agreed to by both parties, the Adviser, at its sole discretion, will pay to us up to 100% of our operating expenses, (an "Expense Support Payment"), in order to achieve a reasonable level of expenses relative to its investment income (the "Operating Expense Objective"). Under the 2014 Expense Reimbursement Agreement, operating expenses are defined as third party operating costs and expenses incurred by the Company between January 1, 2014, and December 31, 2014, under generally accepted accounting principles for investment management companies. The Board, in its discretion, may approve the repayment of unreimbursed Expense Support Payments (a “Reimbursement Payment”) upon a determination by the Board that we have achieved the Operating Expense Objective in any quarter following receipt by us of an Expense Support Payment.   Under the 2014 Expense Reimbursement Agreement, any unreimbursed Expense Support Payment may be reimbursed by us within a period not to exceed three years from the date each respective Expense Support Payment was determined, but only after any Expense Support Payment amounts have been reimbursed under the 2013 Expense Reimbursement Agreement.  Any Expense Support Payments that remain unreimbursed three years after such payment will be permanently waived. The 2014 Expense Reimbursement Agreement may be terminated by us at any time, and shall automatically terminate upon termination of the Advisory Agreement or upon our liquidation or dissolution.

On September 30, 2014, the 2014 Expense Reimbursement Agreement was amended removing the provision requiring mandatory repayments of Expense Support Payments without Board approval (a “Mandatory Reimbursement Payment”) if we exceed the Operating Expense Objective.  The Mandatory Reimbursement Payment provision was in addition to the Reimbursement Payment provision described in the paragraph above.  This Mandatory Reimbursement Payment provision made the amounts due from the Adviser to us not fixed or determinable; therefore, potential Expense Support Payments from the Adviser were not recognized and accrued in the first and second quarters of 2014. With this amendment and removal of the Mandatory Reimbursement Payment provision, the Expense Support Payment became fixed and determinable; therefore, for the three and nine-month period ended September 30, 2014, we have recognized and accrued an Expense Support Payment totaling $328,000, which the Adviser paid on October 30, 2014. The Expense Support Payment from the Adviser of $328,000 may be reimbursed by us within a period not to exceed three years, subject to approval by our board of directors.  As discussed above, the reimbursement of this Expense Support Payment from us to the Adviser is only permitted after the reimbursement of the Expense Support Payment of $153,000 that was made in 2013.

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

Valuation of Portfolio Investments

The most significant determination inherent in the preparation of our financial statements is the valuation of our portfolio investments and the related amounts of unrealized appreciation or depreciation. As of September 30, 2014, 94% of our total assets represented investments in portfolio companies valued at fair value. We are required to report our investments at fair value. We follow the provisions of ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements.

Our portfolio strategy calls for us to invest in illiquid securities issued by private companies with annual revenues generally between $10 million and $150 million. These portfolio investments may be subject to restrictions on resale and will generally have either no established trading market or established markets that are inactive; therefore, market quotations are generally not readily available. Generally, following the origination of a LMM debt investment, the cost basis of the investment, which is the principal less fees received, is considered to be representative of fair value. The fair value of these investments will continue to be equal to the cost basis to the extent that the investment company continues to perform in accordance with expectations and there is no indication of a decline in fair value. To the extent that the investment is out-performing or under-performing relative to expectations, we determine the fair value primarily using a yield to maturity approach that analyzes the discounted cash flows of interest and principal for the debt security, as set forth in the associated loan agreements, as well as the financial position and credit risk of each of these portfolio investments at each reporting date. Our estimate of the expected repayment date of a debt security is generally the legal repayment date of the instrument. The yield to maturity analysis considers changes in leverage levels, credit quality, portfolio company performance and other factors. We will use the value determined by the yield analysis as the fair value for that security. However, it is our position that assuming a borrower is out-performing underwriting expectations and because these respective investments do not contain pre-payment penalties, the borrower would most likely prepay or refinance the borrowing if the market interest rate, given the borrower’s current credit quality, is lower than the stated loan interest rate. Therefore, we do not believe that a market participant would pay a premium for the investment, and because of our general intent to hold its loans to repayment, we generally do not believe that the fair value of the investment should be adjusted in excess of the principal amount. However, adjustments to investment values will be made for declines in fair value due to market changes or borrower specific credit deterioration. As of September 30, 2014 and December 31, 2013, the Company owned seven and two LMM debt investments which had a total estimated fair value of $8.9 million and $1.5 million which is approximately 2.5% and 2.2% of the Company’s portfolio investments at fair value, respectively.

We generally will review external events, including private mergers, sales and acquisitions involving comparable companies, and includes these events in the valuation process by using an enterprise value waterfall (“Waterfall”) for our LMM equity investments. For two quarters following an acquisition of a LMM equity investment, the investment's fair value is deemed to be at cost, unless there are external events indicative of a change in fair value. After holding an equity investment for two quarters, the Waterfall valuation method will be performed by our Advisers to determine fair value. Under the Waterfall valuation method, we estimate the enterprise value of a portfolio company using a combination of market and income approaches or other appropriate valuation methods, such as considering recent transactions in the equity securities of the portfolio company or third-party valuations of the portfolio company, and then perform a waterfall calculation by using the enterprise value over the portfolio company’s securities in order of their preference relative to one another. The Waterfall method assumes the loans and equity securities are sold to the same market participant, which we believe is consistent with its past transaction history and standard industry practices. The enterprise value is the fair value at which an enterprise could be sold in a transaction between two willing parties, other than through a forced or liquidation sale. Typically, private companies are bought and sold based on multiples of earnings before interest, taxes, depreciation and amortization (“EBITDA”), cash flows, net income, revenues, or in limited cases, book value. There is no single methodology for estimating enterprise value. For any one portfolio company, enterprise value is generally described as a range of values from which a single estimate of enterprise value is derived. In estimating the enterprise value of a portfolio company, we analyze various factors including the portfolio company’s historical and projected financial results. The operating results of a portfolio company may include unaudited, projected, budgeted or pro forma financial information and may require adjustments for non-recurring items or to normalize the operating results that may require significant judgment in its determination. In addition, projecting future financial results requires significant judgment regarding future growth assumptions. In evaluating the operating results, we also analyze the impact of exposure to litigation, loss of customers or other contingencies. After determining the appropriate enterprise value, we allocate the enterprise value to investments in order of the legal priority of the various components of the portfolio company’s capital structure. In applying the Waterfall valuation method, it is assumed that the loans are paid off at the principal amount in a change in control transaction and are not assumed by the buyer. As of September 30, 2014 and December 31, 2013, the Company had three and zero LMM equity investments, which had estimated fair value of $2.0 million and zero, respectively which is approximately 0.5% and 0% of our portfolio investments at fair value, respectively. Given the acquisitions of the LMM equity investments during the three months ended September 30, 2014 and the three months ended June 30, 2014, the investments are valued as of September 30, 2014, at cost, which the Company determined to be the best indicator of fair value.

Our portfolio strategy also calls for us to invest in private placement debt securities that are generally larger in size than LMM investments, which are referred to as Middle Market companies. Private placement debt securities generally have established markets that are not active; however, market quotations are generally readily available. For these private placement investments, we use observable inputs, such as third party quotes or other independent pricing of identical or similar assets in non-active markets, to determine the fair value of those investments. However, we often cannot observe the inputs considered by the third party in determining their quotes. The fair value of these investments on the reporting date is determined by taking the midpoint between the bid-ask spread as of the reporting date obtained from a third party pricing service. The receivable and liability for securities under contract to sell and purchase have been valued at the contract price. As of September 30, 2014 and December 31, 2013, we owned 75 and 62 private placement investments, respectively, which had a total estimated fair value of $321.0 million and $62.5 million or approximately 88.3% and 93.4% of our portfolio investments at fair value, respectively.

We categorize some of our investments in LMM companies and Middle Market companies as Private Loan portfolio investments, which are primarily debt securities issued by companies that are consistent in size with either the LMM companies or companies larger than LMM companies, but are investments which have been originated through strategic relationships with other investment funds on a collaborative basis. These investments have not been originated by the Adviser or Sub-Adviser. The structure, terms and conditions for these Private Loan investments are typically consistent with the structure, terms and conditions for the investments made in our LMM portfolio. Private Loan investments may include investments which have no established trading market or have established markets that are not active. Private Loan portfolio investments in debt securities for which it has determined that third-party quotes or other independent pricing are not available or appropriate, we generally estimate the fair value based on the assumptions that we believe hypothetical market participants would use to value the investment in a current hypothetical sale using the yield to maturity valuation method. As of September 30, 2014 and December 31, 2013, we had seven and two Private Loan investments, which had estimated fair value of $31.7 million and $2.9 million respectively, which is approximately 8.7% and 4.3% of our portfolio investments at fair value, respectively.

For valuation purposes, “non-control” portfolio investments are composed of debt securities for which we do not have a controlling interest in the portfolio company or the ability to nominate a majority of the portfolio company’s board of directors. For those non-control portfolio investments in which market quotations are generally readily available, we use observable inputs, such as third party quotes or other independent pricing, to determine the fair value of those investments. The fair value of these investments on the reporting date is determined by taking the midpoint between the bid-ask spread obtained from a third party pricing service. Securities under contract to sell have been valued at the contract price, which approximates the pricing noted by the independent pricing service. Securities under contract to purchase have been valued at the pricing noted by the independent pricing service. As of September 30, 2014 and December 31, 2013, all of our investments were classified as non-control investments.

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

Interest Income

Interest income is recorded on the accrual basis to the extent amounts are expected to be collected. Prepayment penalties received by us are recorded as income upon receipt. Accrued interest is evaluated for collectability. When a debt security becomes 90 days or more past due and we do not expect the debtor to be able to service all of its debt or other obligations, the debt security will generally be placed on non-accrual status, and the Company will cease recognizing interest income on that debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. If a debt security’s status significantly improves with respect to the debtor’s ability to service the debt or other obligations, or if a debt security is fully impaired, sold or written off, it will be removed from non-accrual status. As of September 30, 2014 and December 31, 2013, we did not have any investments that were more than 90 days past due or on non-accrual status. Additionally, we currently are not aware of any material changes to the creditworthiness of the borrowers underlying our debt investments.

From time to time, we may hold debt instruments in our investment portfolio that contain a payment-in-kind (“PIK”) interest provision. If these borrowers elect to pay or are obligated to pay interest under the optional PIK provision, and if deemed collectible in our judgment, then the interest would be computed at the contractual rate specified in the investment’s credit agreement, added to the principal balance of the investment, and recorded as interest income. Thus, the actual collection of this interest would be deferred until the time of debt principal repayment. As of September 30, 2014, and December 31, 2013, we held three and zero investments, which contained a PIK provision. For the three months ended September 30, 2014 and 2013, we recognized $100,000 and $53,000, respectively of PIK interest income. For the nine months ended September 30, 2014 and 2013, we recognized $144,000 and $112,000, respectively PIK interest income.

Unearned Income – Original Issue Discount / Premium to Par Value

We purchased some of our debt investments for an amount different than their respective principal values. For purchases at less than par value a discount is recorded at acquisition, which is accreted into interest income based on the effective interest method over the life of the debt investment. For investments purchased at greater than par value, a premium is recorded at acquisition, which is amortized as a reduction to interest income based on the effective interest method over the life of the investment. Upon repayment or sale, any unamortized discount or premium is also recognized into interest income. For the three months ended September 30, 2014 and 2013, we accreted approximately a net $229,000 and $29,000, respectively, which was net of premiums. For the nine months ended September 30, 2014 and 2013, we accreted approximately a net $642,000 and $50,000, respectively, into interest income which was net of premiums.

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

As of September 30, 2014 and December 31, 2013, the Adviser and Sub-Adviser incurred approximately $6.1 million and $4.3 million, respectively, of Offering costs on our behalf. Upon the execution of the Advisory Agreement and Sub-Advisory Agreement, on May 31, 2012, we recorded a due to affiliates liability and capitalized the deferred Offering costs as it is expected that aggregate gross proceeds from the Offering will be at a level which will require us to reimburse the Advisers for these costs. As of September 30, 2014, the balance of the due to affiliate liability related to organizational and Offering costs was $3.0 million. Based on the $6.1 million of offering costs incurred by the Adviser through September 30, 2014, we would have to raise approximately $406.7 million to be obligated to reimburse the Adviser for all of these costs. Commencing with our initial closing, which occurred on September 17, 2012, and continuing with every closing thereafter, 1.5% of the proceeds of such closings will be amortized as a charge to additional paid in capital and a reduction of deferred Offering costs, until such asset is fully amortized. As of September 30, 2014, approximately $3.1 million has been amortized.  We expect to reimburse the Advisers for such costs incurred on our behalf on a monthly basis up to a maximum aggregate amount of 1.5% of the gross Offering proceeds. Pursuant to the terms of the Advisory Agreement and Sub-Advisory Agreement, the Adviser and Sub-Adviser will be responsible for the payment of organizational and Offering expenses to the extent they exceed 1.5% of gross proceeds from the Offering.

PORTFOLIO INVESTMENT COMPOSITION

Our private placement portfolio investments primarily consist of direct or secondary purchases of interest-bearing debt securities in companies that are generally larger in size than the LMM companies included in our LMM portfolio. While our privately placed portfolio debt investments are generally secured by a first priority lien, twelve investments are secured by second priority liens.

Our current LMM portfolio consists of secured debt investments, of which 89.0% are secured by first liens on the assets of the portfolio companies, and three equity investments, in privately held, LMM companies. The LMM debt investments generally bear interest at fixed rates and generally mature between five and seven years from the original investment date. However, since we purchased some of these investments subsequent to their original investment dates, the maturities range from approximately one to five years. The LMM equity investments represent an equity position with a liquidity preference.
During the nine months ended September 30, 2014, we funded investment purchases of approximately $333.9 million and had 11 investments under contract to purchase as of September 30, 2014, for approximately $44.0 million, which settled or are scheduled to settle after September 30, 2014. We also received proceeds from sales and repayments of existing portfolio investments of approximately $69.4 million including $13.1 million in full prepayment and $29.7 million in sales. Additionally, we had two investments under contract to sell as of September 30, 2014, for approximately $2.0 million, which represents the contract sales price. The combined result of which increased our portfolio, on a cost basis, by approximately $298.4 million, or 449%, and the number of portfolio investments by 26, or 39% compared to the portfolio as of December 31, 2013. As of September 30, 2014, the largest investment in an individual portfolio company represented approximately 2.8% the portfolio’s fair value with the remaining investments ranging from 0.01% to 2.7%. The average investment in our portfolio is approximately $3.9 million or 1.1% of the total portfolio. As a result of the aforementioned transactions our portfolio has become increasingly diversified across individual portfolio investments, geographic regions, and industries. Further, our portfolio investment composition is comprised of 85.0% first lien debt securities, 14.5% second lien debt securities, and 0.5% equity. First lien debt securities have priority over subordinated or other unsecured debt owed by the issuer with respect to the collateral pledged as security for the loan. Due to the priority of first lien investments, these generally have lower yields than lower priority, less secured investments.

During the nine months ended September 30, 2013, we made investment purchases of approximately $31.2 million and had no investments under contract to purchase as of September 30, 2013. We also received proceeds from sales and repayments of existing portfolio investments of approximately $8.0 million including $4.4 million in full repayment $2.5 million in sales and had no investments under contract to purchase or sell as of September 30, 2013.

See “— Portfolio Asset Quality” for discussion of the investment rating system. The result of the aforementioned transactions further diversified our geographic and industry concentrations and based upon our investment rating system, the weighted average rating of our LMM was as of September 30, 2014 and December 31, 2013 was 3.0 and 1.5, respectively. The increase in the average rating is largely due to the recent origination of LMM loans, which are rated at Level 3 until there is performance history to warrant a rating change. The overall weighted average effective yield on our investment portfolio has increased from 7.5% as of December 31, 2013 to 7.8% at September 30, 2014.

Summaries of the composition of our total investment portfolio at cost and fair value are shown in the following table:

	September 30, 2014				December 31, 2013
Cost:	LMM	Private Loan	Private Placement	Total	LMM	Private Loan	Private Placement	Total
First lien secured debt	73.0%	90.1%	85.0%	85.1%	100.0%	100.0%	96.2%	96.3%
Second lien secured debt	9.1%	9.9%	15.0%	14.4%	—%	—%	3.8%	3.7%
Equity	18.0%	—%	—%	0.5%	—%	—%	—%	—%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	September 30, 2014				December 31, 2013
Fair Value:	LMM	Private Loan	Private Placement	Total	LMM	Private Loan	Private Placement	Total
First lien secured debt	73.0%	89.9%	84.9%	85.0%	100.0%	100%	96.2%	96.3%
Second lien secured debt	9.1%	10.1%	15.1%	14.5%	—%	—%	3.8%	3.7%
Equity	17.9%	—%	—%	0.5%	—%	—%	—%	—%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100%	100.0%	100.0%

The following tables show our total investment portfolio composition by geographic region of the Unites States at cost and fair value as a percentage of the total portfolio. The geographic composition is determined by the location of the corporate headquarters of the portfolio company (dollars in thousands).

	September 30, 2014
	Investments at Cost	Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Northeast	$91,995	25.2%	$91,640	25.2%
Southeast	71,656	19.6%	71,724	19.7%
Southwest	67,183	18.5%	66,727	18.3%
West	66,190	18.1%	65,677	18.1%
Midwest	52,919	14.5%	53,152	14.6%
Non-United States	14,866	4.1%	14,734	4.1%
Total	$364,809	100.0%	$363,654	100.0%

	December 31, 2013
	Investments at Cost	Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Northeast	$20,459	30.8%	$20,611	30.8%
Southwest	9,545	14.4%	9,645	14.4%
West	9,254	13.9%	9,358	14.0%
Southeast	11,674	17.6%	11,771	17.6%
Midwest	11,569	17.4%	11,575	17.3%
Non-United States	3,909	5.9%	3,922	5.9%
Total	$66,410	100.0%	$66,882	100.0%

The following tables show our total investment portfolio composition of portfolio investments by industry at cost and fair value:

Cost:	September 30, 2014	December 31, 2013
Media	12.0%	6.7%
Hotels, Restaurants, and Leisure	9.4%	5.4%
IT Services	9.5%	11.2%
Electronic Equipment, Instruments & Components	6.0%	3.0%
Health Care Providers and Services	5.5%	5.6%
Internet Software and Services	4.8%	5.9%
Oil, Gas, and Consumable Fuels	4.8%	4.7%
Auto Components	3.7%	2.2%
Energy Equipment and Services	3.5%	3.7%
Specialty Retail	3.3%	6.6%
Software	3.1%	3.7%
Chemicals	2.9%	1.9%
Food Products	2.3%	1.5%
Construction and Engineering	2.0%	—%
Diversified Consumer Services	2.2%	4.1%
Marine	2.2%	—%
Distributors	2.1%	—%
Tobacco	2.1%	—%
Household Products	2.0%	—%
Aerospace and Defense	1.9%	1.7%
Textiles, Apparel, & Luxury Goods	1.6%	4.0%
Automobiles	1.6%	—%
Leisure Equipment and Products	1.6%	2.2%
Professional Services	1.5%	2.8%
Healthcare Technology	1.4%	—%
Health Care Equipment and Supplies	1.2%	1.5%
Commercial Services and Supplies	1.1%	2.9%
Pharmaceuticals	1.0%	—%
Air Freight & Logistics	0.9%	—%
Containers and Packaging	0.6%	—%
Diversified Telecommunication Services	0.5%	—%
Internet and Catalog Retail	0.4%	2.2%
Electric Utilities	0.4%	1.3%
Life Sciences Tools and Services	0.4%	2.2%
Food & Staples Retailing	0.3%	1.5%
Metals and Mining	0.2%	1.4%
Advertising	—%	1.0%
Communications Equipment	—%	1.3%
Data Processing and Outsourced Services	—%	2.2%
Electrical Equipment	—%	2.2%
Restaurants	—%	2.3%
Thrifts & Mortgage Finance	—%	1.1%
Total	100.0%	100.0%

Fair Value:	September 30, 2014	December 31, 2013
Media	12.0%	6.7%
Hotels, Restaurants, and Leisure	9.4%	5.4%
IT Services	9.4%	11.3%
Electronic Equipment, Instruments & Components	6.0%	3.0%
Health Care Providers and Services	5.5%	5.6%
Internet Software and Services	4.8%	5.9%
Oil, Gas, and Consumable Fuels	4.8%	4.7%
Auto Components	3.7%	2.2%
Energy Equipment and Services	3.5%	3.8%
Specialty Retail	3.2%	6.6%
Software	3.1%	3.7%
Chemicals	2.9%	1.9%
Food Products	2.3%	1.4%
Construction and Engineering	2.0%	—%
Diversified Consumer Services	2.2%	4.1%
Marine	2.2%	—%
Distributors	2.1%	—%
Tobacco	2.1%	—%
Household Products	2.0%	—%
Aerospace and Defense	1.9%	1.7%
Textiles, Apparel, & Luxury Goods	1.6%	4.0%
Automobiles	1.6%	—%
Leisure Equipment and Products	1.6%	2.2%
Professional Services	1.5%	2.7%
Healthcare Technology	1.4%	—%
Health Care Equipment and Supplies	1.2%	1.5%
Commercial Services and Supplies	1.1%	2.9%
Pharmaceuticals	1.0%	—%
Air Freight & Logistics	0.9%	—%
Containers and Packaging	0.7%	—%
Diversified Telecommunication Services	0.5%	—%
Internet and Catalog Retail	0.5%	2.2%
Electric Utilities	0.4%	1.3%
Life Sciences Tools and Services	0.4%	2.2%
Food & Staples Retailing	0.3%	1.5%
Metals and Mining	0.2%	1.3%
Advertising	—%	1.1%
Communications Equipment	—%	1.3%
Data Processing and Outsourced Services	—%	2.2%
Electrical Equipment	—%	2.2%
Restaurants	—%	2.3%
Thrifts & Mortgage Finance	—%	1.1%
Total	100.0%	100.0%

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

PORTFOLIO ASSET QUALITY

As of September 30, 2014, we owned a diversified portfolio of 92 investments in 85 companies representing a wide range of industries. We believe that this diversity adds to the structural protection of the portfolio, revenue sources, income, cash flows and dividends. The portfolio included the following:

▪
75 debt investments in 73 private-placement portfolio companies with an aggregate fair value of approximately $321.0 million and a cost basis of approximately $322.3 million. The private placement portfolio had a weighted average annual effective yield of approximately 7.5% and 84.9% of the investments were secured by first priority liens. Further, 89.6% of the private placement investments contain variable rates though a majority of the investments with variable rates are subject to contractual minimum LIBOR interest rates between 100 and 150 basis points.

▪
Seven debt investments in six Private Loan portfolio companies with an aggregate fair value of approximately $31.7 million and a cost basis of approximately $31.7 million. The Private Loan portfolio had a weighted average annual effective yield of approximately 9.9% and 89.9% of the investments were secured by first priority liens. Further, 67.2% of the Private Loan investments contain variable rates though a majority of the investments with variable rates are subject to contractual minimum LIBOR interest rates between 100 and 150 basis points.

▪
Seven debt investments in six LMM portfolio companies with an aggregate fair value and cost basis of approximately $8.9 million. The LMM investments had a weighted average annual effective yield of approximately 12.1%, and 89.0% were secured by first priority liens.

▪	Three equity investments in three LMM portfolio companies with an aggregate fair value and cost basis of $2.0 million.

▪	Overall, our investment portfolio had a weighted average effective yield of approximately 7.8%, and 85.0% of the investments were secured by first-priority liens.

As of September 30, 2014, the portfolio was generally performing at or above our expectations and none of our investments were in default. For those investments in which S&P credit ratings are available, approximately 51.2% of the portfolio at fair value, the portfolio had a weighted average effective credit rating of B.

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

The following table shows the distribution of our LMM portfolio investments on the 1 to 5 investment rating scale at fair value as of September 30, 2014 and December 31, 2013 (dollars in thousands):

	September 30, 2014		December 31, 2013
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
1	$—	—	$750	50.0%
2	750	6.9%	750	50.0%
3	9,382	86.2%	—	—
4	750	6.9%	—	—
5	—	—	—	—
Totals	$10,882	100.0%	$1,500	100.0%

Based upon our investment rating system, the weighted average rating of our LMM portfolio at fair value as of September 30, 2014 and December 31, 2013, was approximately 3.0 and 1.5, respectively.

DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS COMPARISONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 AND SEPTEMBER 30, 2013

Total Investment Income, Operating Expenses, Net Assets

For the three months ended September 30, 2014 and 2013, our total investment income was approximately $5.6 million and $808,000, respectively, consisting predominately of interest income. As of September 30, 2014, the portfolio had a weighted average annual effective yield on investments of approximately 7.8% compared to 7.8% as of September 30, 2013, and our average investment portfolio for the three months ended September 30, 2014 was $306.2 million compared to $34.1 million for the three months ended September 30, 2013. The increase in interest income is primarily due to the growth in our total portfolio resulting from the investment of additional equity capital raised and borrowings under our Syndicated Credit Facility and HMS Funding Facility. We expect further increases in investment income in future periods due to (i) a growing base of portfolio company investments, and (ii) investments being held for the entire period relative to incremental net investment activity during each quarter.

For the three months ended September 30, 2014, expenses, net of base management fee, incentive fee and administrative services expenses waivers, were approximately $2.0 million as compared to expenses of approximately $310,000 for the three months ended September 30, 2013. The increase in expenses is primarily due to an increase in interest expense of $1.0 million, of which $115,000 is related to the increase in the amortization of deferred financing costs, increase in base management and incentive fees, net of waivers, of $821,000, and an increase in other general and administrative expense of $101,000. Interest expense increased due to an increase in the average borrowings during the period. Average borrowings were $112.4 million for the three months ended September 30, 2014 compared to $12.3 million for the three months ended September 30, 2013. Additionally, interest expense was higher for the three months ended September 30, 2014, due to the increase in amortization of deferred financing costs as a result of costs paid in connection with the Syndicated Credit Facility and the HMS Funding Facility. As of September 30, 2014 and September 30, 2013, the stated interest rate on borrowings was approximately 3%. Other general and administrative expenses increased due to additional banking costs, trade costs and other costs associated with the increase in the overall portfolio size. During the three months ended September 30, 2013, all management and incentive fees were waived. Beginning January 1, 2014, our Sub-Adviser no longer waived its fees, resulting in a management fee of $821,000 for the three months ended September 30, 2014, compared to a fee of zero in the same period in 2013.

As described above, we have entered into an agreement with our Adviser to provide support in order for us to achieve the Operating Expense Objective. Until the 2014 Expense Reimbursement Agreement was amended on September 30, 2014, there was a provision in the agreement potentially requiring us to make repayments of support from the Adviser. This provision made the amounts due from the Adviser under the terms of the 2014 Expense Reimbursement Agreement not fixed or determinable, and as such the expense support from the Adviser was not recognized by us in the quarters ended March 31, 2014 or June 30, 2014. The amendment to the Agreement on September 30, 2014 removed the provision requiring repayment, and therefore the payment from the Adviser was fixed and determinable as of September 30, 2014. Therefore, the expense support from the Adviser of $328,000 was recognized and accrued in the three and nine-month period ended September 30, 2014.

For the three months ended September 30, 2014, the net increase in net assets resulting from operations was approximately $1.8 million. The increase was attributable to net investment income of approximately $3.7 million, realized gains of approximately $65,000, and unrealized depreciation on investments of approximately $1.9 million. The decline in investment values is due to an overall market decline and is not indicative of any investment-specific credit quality deterioration.

For the three months ended September 30, 2013, the net increase in net assets was approximately $748,000. The increase was primarily attributable to net investment income of approximately $498,000, realized gains of zero, and net unrealized appreciation of $250,000.

RESULTS COMPARISONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND SEPTEMBER 30, 2013

Total Investment Income, Operating Expenses, Net Assets

For the nine months ended September 30, 2014 and 2013, our total investment income was approximately $10.5 million and $1.8 million, respectively, consisting predominately of interest income. As of September 30, 2014, the portfolio had a weighted average annual effective yield on investments of approximately 7.8% compared to 7.8% as of September 30, 2013 and our average investment portfolio for the nine months ended September 30, 2014 was $205.1 million compared to $27.1 million for the nine months ended September 30, 2013. The increase in interest income is primarily due to the growth in our total portfolio resulting from the investment of additional equity capital raised and borrowings under our Syndicated Credit Facility and HMS Funding Facility. We expect further increases in investment income in future periods due to (i) a growing base of portfolio company investments, and (ii) investments being held for the entire period relative to incremental net investment activity during each quarter.

For the nine months ended September 30, 2014, expenses, net of base management fee, incentive fee and administrative services expenses waivers and expense support payment, were approximately $4.2 million as compared to expenses of approximately $863,000 for the nine months ended September 30, 2013. The increase in expenses is primarily due to an increase in interest expense of $1.6 million, of which $200,000 is related to the increase in the amortization of deferred financing costs, increase in base management and incentive fees of $1.7 million, increase in professional fees expense of $149,000, and an increase in other general and administrative expense of $229,000. Interest expense increased due to an increase in the average borrowings during the period. Average borrowings were $66.6 million for the nine months ended September 30, 2014 compared to $9.0 million for the nine months ended September 30, 2013. Additionally, interest expense was higher for the nine months ended September 30, 2014, due to the increase in amortization of deferred financing costs as a result of costs paid in connection with the Syndicated Credit Facility and the HMS Funding Facility. As of September 30, 2014 and September 30, 2013, the stated interest rate on borrowings was approximately 3%. Professional fees increased largely due to additional legal costs related to the application for exemptive relief and higher audit fees associated with the significant growth of the Company. Other general and administrative expenses increased due to additional banking costs, trade costs and other costs associated with the increase in the overall portfolio size. During the nine months ended September 30, 2013, all management and incentive fees were waived. Beginning January 1, 2014, our Sub-Adviser no longer waived its fees, resulting in a management fee of $1.7 million for the nine months ended September 30, 2014, compared to a fee of zero in the same period in 2013.

As described above, we have entered into an agreement with our Adviser to provide support in order for us to achieve the Operating Expense Objective. Until the 2014 Expense Reimbursement Agreement was amended on September 30, 2014, there was a provision in the agreement potentially requiring us to make repayments of support from the Adviser. This provision made the amounts due from the Adviser under the terms of the 2014 Expense Reimbursement Agreement not fixed or determinable, and as such the expense support from the Adviser was not recognized by us in the quarters ended March 31, 2014 or June 30, 2014. The amendment to the Agreement on September 30, 2014 removed the provision requiring repayment, and therefore the payment from the Adviser was fixed and determinable as of September 30, 2014. Therefore, the expense support from the Adviser of $328,000 was recognized and accrued in the three and nine-month period ended September 30, 2014.

For the nine months ended September 30, 2014, the net increase in net assets resulting from operations was approximately $4.9 million. The increase was attributable to net investment income of approximately $6.3 million, realized gains of approximately $216,000, and unrealized depreciation on investments of approximately $1.6 million. The decline in investment values is due to an overall market decline and is not indicative of any investment-specific credit quality deterioration.

For the nine months ended September 30, 2013, the net increase in net assets was approximately $1.3 million. The increase was primarily attributable to net investment income of approximately $896,000, realized gains of $4,000 and unrealized appreciation on investments of approximately $388,000.

Liquidity and Capital Resources

Cash Flows

For the nine months ended September 30, 2014, we experienced a net increase in cash and cash equivalents of approximately $4.5 million. During that period, we used approximately $258.6 million of cash in our operating activities from a net increase in net assets resulting from operations of approximately $4.9 million and the repayment of portfolio debt investments of $69.4 million, offset by the funding of new portfolio debt and equity investments of $333.9 million. During the nine months ended September 30, 2014, approximately $263.0 million was generated from financing activities, which principally consisted of a net $127.9 million increase in borrowings under the Syndicated Credit Facility and HMS Funding Facility, $140.8 million in net Offering proceeds received, reduced by $3.1 million in cash distributions paid to stockholders and $2.4 million paid for costs related to the Syndicated Credit Facility amendment and HMS Funding Facility entered into during the nine months ended September 30, 2014.

For the nine months ended September 30, 2013, we experienced a net increase in cash and cash equivalents of approximately $86,000. During that period, we used approximately $20.8 million of our cash in our operating activities from a net increase in net assets resulting from operations of approximately $1.3 million and the repayment of portfolio debt investments of $8.0 million, offset by the purchase of new portfolio debt investments of $31.2 million. During the nine months ended September 30, 2013, approximately $20.9 million was provided by financing activities, which principally consisted of $17.4 million in net Offering proceeds received, and $781,000 in cash distributions paid to stockholders.

Initial Offering

During the nine months ended September 30, 2014, we raised proceeds of $163.0 million from the Offering, including proceeds from the distribution reinvestment plan, and made payments of $14.8 million for selling commissions and dealer manager fees. We also incurred an obligation for $2.4 million of Offering costs related to the Offering, which represents 1.5% of the proceeds raised during the period.

During the nine months ended September 30, 2013, we raised proceeds of $20.0 million from the Offering, including proceeds from the distribution reinvestment plan, and made payments of $1.8 million for selling commissions and dealer manager fees. We also incurred an obligation for $301,000 of Offering costs related to the Offering, which represents 1.5% of the proceeds raised during the period.

Distributions

The following table reflects the cash distributions per share that we have declared on our common stock during the nine months ended September 30, 2014 (in thousands except per share amounts).

	Distributions
For the Period Ended	Per Share	Amount
Three months ended September 30, 2014	$0.17	$3,234
Three months ended June 30, 2014	$0.18	$2,049
Three months ended March 31, 2014	$0.17	$1,276

The following table reflects the cash distributions per share that we have declared on our common stock during the nine months ended September 30, 2013 (in thousands except per share amounts).

	Distributions
For the Period Ended	Per Share	Amount
Three months ended September 30, 2013	$0.17	$513
Three months ended June 30, 2013	$0.18	$356
Three months ended March 31, 2013	$0.17	$243

On September 23, 2014, with the authorization of our board of directors, we declared distributions to our stockholders for the period of October 2014 through December 2014. These distributions have been, or will be, calculated based on stockholders of record each day from October 1, 2014 through December 31, 2014 in an amount equal to $0.00191781 per share, per day (which represents an annualized distribution yield of 7% based on our current public offering price of $10.00 per share, if it were maintained every day for a twelve-month period). Distributions are paid on the first business day following the completion of each month to which they relate.

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

In order to satisfy the Code requirements applicable to a RIC, we must distribute to our stockholders substantially all of our taxable income on an annual basis; however, we may elect to spillover certain excess undistributed taxable income from one tax year into the next tax year, which would require us to pay a 4% non-deductible excise tax on such excess undistributed taxable income. In 2012, we estimated approximately $117,000, or $0.09 per share, of our taxable income for 2012 which was distributed in 2013 prior to the filing of our federal income tax return for the 2012 taxable year, would be subject to the 4% nondeductible excise tax. In 2013, we estimated that approximately $7,000, or $0.001 per share, of our taxable income for 2013 will be distributed in 2014, prior to the filing of our federal income tax return for our 2013 taxable year. None of this was subject to the 4% nondeductible excise tax as the Company distributed enough to eliminate an excise tax liability. In order to avoid excise tax, we need to distribute, during each calendar year an amount at least equal to the sum of (1) 98.0% of our net ordinary income for the calendar year, (2) 98.2% of our capital gain in excess of capital loss for the calendar year and (3) any net ordinary income and net capital gain for preceding years that were not distributed during such years and on which we paid no U.S. federal income tax.

Capital Resources

As of September 30, 2014, we had approximately $10.8 million in cash and our net asset value totaled approximately $192.1 million, equating to $8.79 per share. We believe our current cash flows from operations, future availability under our Syndicated Credit Facility, HMS Funding Facility and the proceeds from the Offering are sufficient to allow us to meet our liquidity needs for both the near and longer term, to continue operations, satisfy our contractual obligations and pay distributions to our stockholders.

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

On March 11, 2014, we entered into a $70 million senior secured revolving credit facility with Capital One (the "Syndicated Credit Facility"), as the administrative agent, and with Capital One and the other banks, (the "Lenders"). This Syndicated Credit Facility amends and restates in its entirety the Credit Facility. Borrowings under the Syndicated Credit Facility bear interest, subject to the Company’s election, on a per annum basis equal to (i) the adjusted LIBOR rate plus 2.75% or (ii) the base rate plus 1.75%. The base rate is defined as the higher of (a) the prime rate or (b) the Federal Funds Rate (as defined in the credit agreement) plus 0.5%. The adjusted LIBOR rate is defined in the credit agreement for the Syndicated Credit Facility as the LIBOR rate plus such amount as adjusted for statutory reserve requirements for Eurocurrency liabilities. We pay unused commitment fees of 0.25% per annum on the unused lender commitment under the Syndicated Credit Facility if more than 50% of the Syndicated Credit Facility is being used and a commitment fee of 0.375% per annum on the unused lender commitments under the Syndicated Credit Facility if less than 50% of the Syndicated Credit Facility is being used. On May 30, 2014, we entered into the First Amendment (the “First Amendment”) to the Syndicated Credit Facility. The First Amendment provides for, among other things, the creation of certain of our structured subsidiaries (the “Structured Subsidiaries”), which are not guarantors under the Syndicated Credit Facility and which will be permitted to incur debt outside of the Syndicated Credit Facility, subject to certain conditions. The assets of the Structured Subsidiaries are not considered collateral under the Syndicated Credit Facility. The First Amendment contains additional covenants such as maintaining a minimum consolidated tangible net worth, excluding Structured Subsidiaries, limitations regarding industry concentration and an anti-hoarding provision to protect the collateral under the Syndicated Credit Facility. On September 22, 2014, we entered into a Second Amendment (“Second Amendment”) to the Syndicated Credit Facility. The Second Amendment increases the revolver commitments by the amount of $35 million, from $70 million to $105 million. The Syndicated Credit Facility has an accordion provision allowing borrowing capacity to increase up to $150 million.

Borrowings under the Syndicated Credit Facility are secured by all of the our assets, except the assets of Structured Subsidiaries, as well as all of the assets, and a pledge of equity ownership interests, of any of our future subsidiaries, which would be joined as guarantors. The credit agreement for the Syndicated Credit Facility contains affirmative and negative covenants usual and customary for credit facilities of this nature, including, but not limited to maintaining a certain interest coverage ratio and asset coverage ratio, maintaining a minimum consolidated tangible net worth, excluding the Structured Subsidiaries, limitations regarding industry concentration and anti-hoarding provisions to protect the collateral under the Syndicated Credit Facility. Further, the credit agreement contains usual and customary default provisions including, without limitation: (i) a default in the payment of interest and principal; (ii) insolvency or bankruptcy; (iii) a material adverse change in our business; or (iv) breach of any covenant, representation or warranty in the loan agreement or other credit documents and failure to cure such breach within defined periods. Additionally, the Syndicated Credit Facility requires us to obtain written approval from the administrative agent prior to entering into any material amendment, waiver or other modification of any provision of the Advisory Agreement. As of September 30, 2014, we were not aware of any instances of noncompliance with covenants related to the Syndicated Credit Facility. The maturity date of the Syndicated Credit Facility is March 11, 2017, and the Company has two, one-year extension options subject to Lender approval.

On June 2, 2014, our wholly-owned Structured Subsidiary, HMS Funding I, LLC, a Delaware limited liability company (“HMS Funding”), entered into a credit agreement (the “HMS Funding Facility”) among HMS Funding, HMS, as equityholder and as servicer, Deutsche Bank AG, New York Branch (“Deutsche Bank”), and the financial institutions party thereto as lenders (together with Deutsche Bank, the “HMS Funding Lenders”). The HMS Funding Facility provided for an initial borrowing capacity of $50.0 million, subject to certain limitations, including limitations with respect to HMS Funding’s investments, as more fully described in the HMS Funding Facility. On July 22, 2014, HMS Funding, the Company, Deutsche Bank and U.S. Bank National Association, as collateral agent, entered into Amendment No. 1 to the HMS Funding Facility, pursuant to which the borrowing capacity under the HMS Funding Facility was increased to $100 million. At HMS Funding’s request and upon approval by the HMS Funding Lenders, the maximum borrowings under the HMS Funding Facility can be increased with by up to an additional $150 million, in the aggregate, subject to certain limitations contained in the HMS Funding Facility, for a total maximum capacity of $250 million. In connection with the entry into the HMS Funding Facility, the Company contributed certain assets to HMS Funding, as permitted under the Syndicated Credit Facility, as collateral to secure the HMS Funding Facility. The HMS Funding Facility matures on June 3, 2019.

Under the HMS Funding Facility, interest is calculated as the sum of the one-month LIBOR plus the applicable margin of 2.75%. The HMS Funding Facility provides for a revolving period until December 3, 2016, unless otherwise extended with the consent of the HMS Funding Lenders. The amortization period begins the day after the last day of the revolving period and ends on the maturity date. During the amortization period, HMS Funding cannot borrow any remaining unfunded commitment, the applicable margin will increase by 0.25%, and a portion of interest income and all principal collections are applied to the outstanding loan balance. Any outstanding loan balance is due on the maturity date. Additionally, HMS Funding will pay a utilization fee equal to 2.75% of the undrawn amount of the required utilization, which for the first 90 days of the facility was 25% of the loan commitment amount and 75% thereafter until the end of the revolving period. HMS Funding also pays an undrawn fee on the undrawn amount of commitments of 0.65% per annum, depending on the utilization of the loan commitment amount. A loan commitment amount subject to the utilization fee will not be subject to the undrawn fee.

HMS Funding’s obligations under the HMS Funding Facility are secured by a first priority security interest in its assets, including all of the present and future property and assets of HMS Funding. The HMS Funding Facility contains affirmative and negative covenants usual and customary for credit facilities of this nature, including, but not limited to maintaining a positive tangible net worth, limitations on industry concentration and complying with all applicable laws. The HMS Funding Facility contains usual and customary default provisions including, without limitation: (i) a default in the payment of interest and principal; (ii) insolvency or bankruptcy of the Company; (iii) the occurrence of a change of control; or (iv) any uncured breach of a covenant, representation or warranty in the HMS Funding Facility. As of September 30, 2014, we are not aware of any instances of noncompliance with covenants related to the HMS Funding Facility

As of September 30, 2014, we had borrowings of $62.9 million outstanding on the Syndicated Credit Facility, and had borrowings of $79.0 million outstanding on the HMS Funding Facility, both of which we estimated approximated fair value.

During the nine months ended September 30, 2014, we raised gross proceeds of approximately $163.0 million from the Offering including proceeds from the distribution reinvestment plan of $2.6 million, and we made payments of approximately $14.8 million for selling commissions and dealer manager fees. We also paid $2.4 million of Offering costs related to the Offering.

We anticipate that we will continue to fund our investment activities through existing cash, capital raised from our Offering, and borrowings on our Syndicated Credit Facility and HMS Funding Facility. Our primary uses of funds in both the short-term and long-term will be investments in portfolio companies, operating expenses and cash distributions to holders of our common stock.

In addition, as a BDC, we generally are required to meet a coverage ratio of total assets to total senior securities, which include borrowings and any preferred stock we may issue in the future, of at least 200%. As of September 30, 2014 and December 31, 2013, our asset coverage ratio under BDC regulations was 235% and 443% respectively. This requirement limits the amount that we may borrow. As of September 30, 2014, due to these limitations, we had capacity under our Syndicated Credit Facility and HMS Funding Facility to borrow up to $50.3 million.

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

As of September 30, 2014, we had $141.9 million in borrowings outstanding under the Syndicated Credit Facility and HMS Funding Facility. Unless extended, the Syndicated Credit Facility will mature on March 11, 2017, and the HMS Funding Facility will mature on June 3, 2019. The Syndicated Credit Facility has two, one-year extension options, with Lender approval that, if approved and exercised, would permit us to extend the maturity to March 11, 2019. See above for a description of the Syndicated Credit Facility.

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings at September 30, 2014 is as follows:

	Payments Due By Period (dollars in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Syndicated Credit Facility(1)	$62,864	$—	$62,864	$—	$—
HMS Funding Facility(2)	$79,000	$—	$—	$79,000	$—

(1)	At September 30, 2014, $42.1 million remained available under our Syndicated Credit Facility.

(2)	At September 30, 2014, $21.0 million remained available under our HMS Funding Facility.

Off-Balance Sheet Arrangements

As of September 30, 2014, we had no off-balance sheet arrangements.

Recent Developments and Subsequent Events

From October 1, 2014 through October 31, 2014, we raised $30.4 million in capital in the public offering. During this period, we funded approximately $60.3 million in investments and received proceeds from repayments and dispositions of approximately $9.7 million.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, in particular changes in interest rates. Changes in interest rates may affect our interest income from portfolio investments, the fair value of our fixed income investments, and our cost of funding.

Our interest income will be affected by changes in various interest rates, including LIBOR and prime rates, to the extent any of our debt investments include floating interest rates. As of September 30, 2014, approximately 85.3% of our LMM, Private Loan, and private placement portfolio debt investments (based on cost) contained floating interest rates, the majority of which had index floors between 100 and 150 basis points. Assuming no changes to our investment portfolio and taking into account the interest rate floors, a 1% upward change in interest rates over the next twelve months would increase our interest income from debt investments by approximately $251,000. As of September 30, 2014, one-month LIBOR was approximately 0.2%. Therefore, given that most floating rate debt investments have index floors at or above 100 basis points, a decline in interest rates by 100 basis points is not expected to result in a change to interest income.

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

Because we borrow money to make investments, our net investment income is partially dependent upon the difference between the interest rate at which we invest borrowed funds and the interest rate at which we borrow funds. In periods of rising interest rates and when we have borrowed capital with floating interest rates, then our interest expense would increase, which could increase our financing costs and reduce our net investment income, especially to the extent we hold fixed-rate debt investments. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. Pursuant to the terms of the Syndicated Credit Facility and the HMS Funding Facility, as of September 30, 2014, we had borrowed at a floating rate of LIBOR plus 2.75%. Therefore, given our current level of borrowing of $141.9 million, a 1% upward change in interest rates for the next twelve months would increase our interest expense by approximately $1.4 million. At September 30, 2014, one month LIBOR was approximately 0.2%; therefore, a 0.2% decrease in interest rates would result in a decrease in interest expense of $284,000.

If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. As of September 30, 2014, we had not entered into any interest rate hedging arrangements.

Item 4.    Controls and Procedures.

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2014, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the nine months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
On March 11, 2014, we entered into the Syndicated Credit Facility of $70 million with an accordion provision allowing increases in borrowing of up to $150 million, subject to certain conditions. On September 22, 2014, we and the Lenders entered into a Second Amendment to the Syndicated Credit Facility increasing the revolver commitments to $105 million. The maturity date of the Syndicated Credit Facility is March 11, 2017, subsequent to which we have two, one-year extension options, with Lender approval. On June 2, 2014, our wholly-owned subsidiary, HMS Funding entered into the HMS Funding Facility of $50 million with an accordion provision allowing increases in borrowing of up to $250 million, subject to certain conditions. On July 22, 2014, the HMS Funding Facility capacity was increased to $100 million. The maturity date of the HMS Funding Facility is June 3, 2019. At September 25, 2014 we had approximately $62 million and $87 million of debt financing outstanding under our Syndicated Credit Facility and the HMS Funding Facility, respectively.

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

At September 25, 2014, we had approximately $62 million and $87 million of debt financing outstanding under our Syndicated Credit Facility and the HMS Funding Facility, respectively.

Risks Relating to the Offering and Our Common Stock
Our share repurchase program allows us to repurchase your shares on a quarterly basis, subject to certain restrictions and limitations. As a result, you will have limited opportunities to sell your shares and, to the extent you are able to sell your shares under the program, you may not be able to recover the amount of your investment in our shares.

In September 2013, we commenced a share repurchase program allowing us to repurchase approximately 10% of our weighted average number of outstanding shares in any 12-month period, allowing you to sell back your shares to us on a quarterly basis at a price equal to the net asset value per share, as determined within 48 hours of the repurchase date. The share repurchase program includes numerous restrictions that will limit your ability to sell your shares. Unless our board of directors determines otherwise, we will limit the number of shares to be repurchased (i) during any calendar year to the number of shares we can repurchase with the proceeds we receive from the issuance of shares of our common stock under our distribution reinvestment plan during the trailing four quarters and (ii) in any calendar quarter to 2.5% of the weighted average number of shares of common stock outstanding during the trailing four quarters. At the discretion of our board of directors, we may also use cash on hand, cash available from borrowings and cash from the sale of our investments as of the end of the applicable period to repurchase shares. To the extent that the number of shares put to us for repurchase exceeds the number of shares that we are able to purchase, we will repurchase shares on a pro rata basis, not on a first-come, first-served basis. Further, we will have no obligation to repurchase shares if the repurchase would violate the restrictions on distributions under federal law or Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency. These limits may prevent us from accommodating all repurchase requests made in any year. In addition, our board of directors may suspend or terminate the share repurchase program. We will notify you of such developments: (i) in our quarterly reports or in prospectus supplements or (ii) by means of a separate mailing to you. In addition, even if we implement a share repurchase program, we will have discretion to suspend or terminate the program, and to cease repurchases. Further, the program may have many limitations and should not be relied upon as a method to sell shares promptly and at a desired price.

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
10.1
Third Amendment to Expense Support and Conditional Reimbursement Agreement, dated September 30, 2014, by and between Registrant and HMS Adviser LP (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed September 30, 2014 and incorporated herein by reference).

10.2
Second Amendment to Senior Secured Revolving Credit Agreement, dated as of September 22, 2014, by and among Registrant, as Borrower, the financial institutions party thereto as Lenders, and Capital One National Association, as Lead Arranger, Sole Book Runner and Administrative Agent, and HMS Equity Holding, LLC as Guarantor (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed September 22, 2014 and incorporated herein by reference).

10.3
Amendment No. 1 to the Loan Financing and Servicing Agreement, dated as of June 2, 2014, by and among HMS Funding I, LLC, as Borrower, Registrant, as Equity Holder and Servicer, the financial institutions party thereto as Lenders, and Deutsche Bank AG, New York Branch, as Administrative Agent (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed July 25, 2014 and incorporated herein by reference).

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

HMS INCOME FUND, INC.

Date:	November 13, 2014	By:	/s/ SHERRI W. SCHUGART
Sherri W. Schugart
Chairperson, Chief Executive Officer and President

Date:	November 13, 2014	By:	/s/ RYAN T. SIMS
Ryan T. Sims
Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit No.	Description
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
10.1
Third Amendment to Expense Support and Conditional Reimbursement Agreement, dated September 30, 2014, by and between Registrant and HMS Adviser LP (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed September 30, 2014 and incorporated herein by reference).

10.2
Second Amendment to Senior Secured Revolving Credit Agreement, dated as of September 22, 2014, by and among Registrant, as Borrower, the financial institutions party thereto as Lenders, and Capital One National Association, as Lead Arranger, Sole Book Runner and Administrative Agent, and HMS Equity Holding, LLC as Guarantor (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed September 22, 2014 and incorporated herein by reference).

10.3
Amendment No. 1 to the Loan Financing and Servicing Agreement, dated as of June 2, 2014, by and among HMS Funding I, LLC, as Borrower, Registrant, as Equity Holder and Servicer, the financial institutions party thereto as Lenders, and Deutsche Bank AG, New York Branch, as Administrative Agent (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed July 25, 2014 and incorporated herein by reference).

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