Form 10-K
period 2014-12-31
HMS INCOME FUND, INC.
filed 2015-03-04
CIK 1535778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

There is no established market for the Registrant’s shares of common stock. The Registrant is currently conducting an ongoing public offering of its shares of common stock pursuant to a Registration Statement on Form N-2 (File No. 333-178548), which shares are currently being offered and sold at a price of $9.75 per share, with discounts available for certain categories of purchasers, or at a price necessary to ensure that shares are not sold at a price, after deduction of selling commissions and dealer manager fees, that is below net asset value per share.

As of February 28, 2015, there were 37,601,202 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement relating to the Registrant’s 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Registrant’s fiscal year, are incorporated by reference in Part III of this annual report on Form 10-K as indicated herein.

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

Our stockholders are cautioned not to place undue reliance on any forward-looking statement in this Form 10-K. All forward-looking statements are made as of the date of this Form 10-K, and the risk that actual results will differ materially from the expectations expressed in this Form 10-K may increase with the passage of time. In light of the significant uncertainties inherent in the forward-looking statements in this Form 10-K, the inclusion of such forward-looking statements should not be regarded as a representation by us or any other person that the objectives and plans set forth in this Form 10-K will be achieved. We expressly disclaim any responsibility to update forward-looking statements, whether a result of new information, future events or otherwise, except as required by law. The forward-looking statements and projections contained in this Annual Report are excluded from the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended, or the Securities Act. Please see “Item 1A. Risk Factors” for a discussion of some of the risks and uncertainties that could cause actual results to differ materially from those presented in certain forward-looking statements.

Item 1.  Business

Organization

HMS Income Fund, Inc. (the “Company”) was formed as a Maryland corporation on November 28, 2011 under the General
Corporation Law of the State of Maryland. The Company's predecessor-in-interest was formed with private placement investments from a Hines affiliate and an unaffiliated investor, which purchased an initial portfolio of investments from Main Street Capital Corporation ("Main Street") and obtained a credit facility from Main Street. The Company is an externally managed, non-diversified closed-end investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company has elected to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

The Company’s primary investment objective is to generate current income through debt and equity investments. A secondary objective of the Company is to generate long-term capital appreciation through such investments. On December 16, 2011, the
Company filed a registration statement on Form N-2, as amended (the “Registration Statement”) with the Securities and
Exchange Commission (the “SEC”), which was declared effective on June 4, 2012, to register for sale up to 150,000,000 shares of common stock (the “Offering”). Prior to the effectiveness of the offering, the membership units of the predecessor-in-interest were merged into the Company (the "Merger Transaction"), and membership units were exchanged for shares of common stock.

As of December 31, 2014, the Company had raised approximately $295.2 million in the Offering, including proceeds from the distribution reinvestment plan of approximately $5.1 million.

The business of the Company is managed by HMS Adviser LP (the “Adviser”), a Texas limited partnership and affiliate of Hines Interests Limited Partnership (“Hines”), pursuant to an Investment Advisory and Administrative Services Agreement dated May 31, 2012, as amended (the “Advisory Agreement”). On May 31, 2012, the Company and the Adviser also retained Main Street, a New York Stock Exchange listed BDC, as the Company’s investment sub-adviser under the Investment Advisers Act of 1940, as amended (the "Advisers Act"), pursuant to an Investment Sub-Advisory Agreement (the “Sub-Advisory Agreement”) to identify, evaluate, negotiate and structure prospective investments, make investment and portfolio management recommendations for approval by the Adviser, monitor the Company’s investment portfolio and provide certain ongoing administrative services to the Adviser. Main Street obtained a no-action letter from the SEC in November 2013 that permitted it to assign investment sub-adviser duties under the Sub-Advisory Agreement to MSC Adviser I, LLC (“MSC Adviser”), a wholly owned subsidiary of Main Street, and Main Street assigned such duties, and the Sub-Advisory Agreement was amended to reflect such change on December 31, 2013. The term “Sub-Adviser,” as used herein, refers to Main Street until December 31, 2013 and MSC Adviser thereafter. The Adviser and Sub-Adviser are collectively referred to herein as the “Advisers.” Upon the execution of the Sub-Advisory Agreement, Main Street became an affiliate of the Company. The Company has engaged Hines Securities, Inc. (the “Dealer Manager”), an affiliate of the Adviser, to serve as the dealer manager for the Offering. The Dealer Manager is responsible for marketing the Company’s shares of common stock being offered pursuant to the Offering.

We refer to HMS Income Fund, Inc. as the “Company,” and the use of “we,” “our,” “us” or similar pronouns in this annual report refers to HMS Income Fund, Inc. or the Company as required by the context in which such pronoun is used.

Employees

We do not have any direct employees, and our day-to-day investment operations are managed by our Adviser, which is also acting as our administrator. Our executive officers consist of a president and chief executive officer, a chief financial officer and secretary and a chief accounting officer and treasurer, all of whom are employees of Hines.

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

As of December 31, 2014, we had 77 debt investments in 75 private placement portfolio companies with an aggregate fair value of approximately $391.0 million and a total cost basis of approximately $402.9 million. All of our private placement portfolio investments were debt investments, and 80.9% were secured by first priority liens. Our private placement portfolio investments generally range in size from $500,000 to $10 million with an average investment size of $5.1 million, and have a weighted average annual effective yield of approximately 8.0%

In addition, we have debt and equity investments in lower middle market (“LMM”) companies, which we define as companies with annual revenues generally between $10 million and $150 million. Our LMM debt investments generally have terms of three to seven years, with limited required amortization prior to maturity, and provide for monthly or quarterly payment of interest at fixed interest rates. We typically structure our LMM debt investments with the maximum seniority and collateral that we can reasonably obtain while seeking to achieve our total return target. In most cases, our LMM debt investment will be collateralized by a first priority lien on substantially all the assets of the portfolio company.

As of December 31, 2014, we had debt investments in eleven LMM portfolio companies with an aggregate fair value of approximately $23.8 million, and a total cost basis of approximately $23.8 million and equity investments in eight LMM portfolio companies with an aggregate fair value of approximately $9.8 million, and a total cost basis of approximately $9.8 million. As of the same date, our LMM debt investments had a weighted average annual effective yield of approximately 11.3%, and 95.9%

were secured by first priority liens on the assets of the LMM portfolio companies. The LMM equity investments consist of equity ownership interests in the LMM portfolio companies and warrants to acquire equity interests in the LMM portfolio companies.

The Company categorizes some of its investments in LMM companies and Middle Market companies as Private Loan portfolio investments, which are primarily debt securities issued by companies that are consistent in size with either the LMM companies or companies larger than LMM companies, but are investments which have been originated through strategic relationships with other investment funds on a collaborative basis. These investments have not been originated by the Adviser or Sub-Adviser. The structure, terms and conditions for these Private Loan investments are typically consistent with the structure, terms and conditions for the investments made in the Company's LMM portfolio. Private Loan investments may include investments which have no established trading market or have established markets that are not active. As of December 31, 2014, we had eleven debt investments in nine Private Loan portfolio companies with an aggregate fair value of approximately $47.7 million and a cost basis of approximately $49.5 million. The Private Loan portfolio had a weighted average annual effective yield of approximately 9.7% and 74.9% of the investments were secured by first priority liens.

The Company’s Other Portfolio investments consist of illiquid securities issued by private companies. As of December 31, 2014, we had one Other Portfolio investment with an aggregate fair value of this Other Portfolio Investment was approximately $1.6 million with a cost basis of approximately $1.6 million, which comprised 0.3% of our Investment Portfolio at fair value.

The value of our investment portfolio will fluctuate with changes in market pricing of our underlying investments. During the fourth quarter of 2014, our portfolio experienced a significant unrealized decline in value that was largely related to the impact of broad price declines in the high yield bond and leveraged loan markets and the effect of the declining oil prices on our investments in the oil and gas sector. While these macroeconomic events have impacted our investment valuations, management believes that these valuation declines are generally not indicative of a decline in credit quality. The declines in these valuations have resulted in declines in our net asset value. In accordance with our share pricing policy, our board of directors determined that a reduction in the public offering price per share was warranted following a decline in our estimated net asset value per share to an amount more than 5% below our then-current net offering price. Effective for the January 15, 2015, closing, our offering price per share was lowered from $10.00 to $9.75. As a result of the decrease in our public offering price per share, our maximum combined sales commission and dealer manager fee per share and the net proceeds per share will correspondingly decrease from $1.00 to $0.97 and $9.00 to $8.78, respectively.

As we increase our capital base during the Offering period, we will continue investing in, and ultimately intend to have a significant portion of our assets invested in, customized direct secured and unsecured loans to, and equity securities of, LMM companies. In most cases, companies that issue customized LMM securities to us will be privately held at the time we invest in them. Typically, our investment in LMM companies will require us to co-invest with Main Street and/or its affiliates. These types of co-investments required us to obtain an exemptive order from the SEC as discussed below. While the structure of our investments in customized LMM securities is likely to vary, we may invest in senior secured debt, senior unsecured debt, subordinated secured debt, subordinated unsecured debt, mezzanine debt, convertible debt, convertible preferred equity, preferred equity, common equity, warrants and other instruments, many of which generate current yields. We will make other investments as allowed by the 1940 Act and consistent with our continued qualification as a RIC. For a discussion of the risks inherent in our portfolio investments, see “Item 1A. Risk Factors — Risks Relating to our Business and Structure.”

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

As a BDC, we are subject to certain regulatory restrictions in making our investments, including limitations on our ability to co-invest with certain affiliates. However, on April 15, 2014, we received an order from the SEC, which we refer to as exemptive relief, that permits us, subject to certain conditions, to co-invest with Main Street in certain transactions originated by Main Street and/or our Advisers. The exemptive relief allows us, on one hand, and Main Street on the other hand, to co-invest in the same investment opportunities where such investment would otherwise be prohibited under Section 57(a)(4) of the 1940 Act.

Prior to and after obtaining exemptive relief, we have co-invested alongside our Sub-Adviser and/or its affiliates only in accordance with existing regulatory guidance. In addition to the co-investment program described in this Annual Report on Form 10-K and in the exemptive relief, we may continue to co-invest in syndicated deals and secondary loan market purchases where price is the only negotiated point.

We have employed, and in the future intend to employ, leverage as market conditions permit and at the discretion of our Adviser, but in no event will leverage employed exceed 50% of the value of our assets, as required by the 1940 Act.

Business Strategy

Our primary investment objective is to generate current income through debt and equity investments. A secondary objective is to generate long-term capital appreciation through such investments. We anticipate that during the Offering period we will invest largely in over-the-counter debt securities and customized debt and equity investments in LMM companies. We have adopted the following business strategy to achieve our investment objective:

•
Utilize the experience and expertise of the principals of our Sub-Adviser and Adviser. Main Street is an internally managed BDC whose shares are listed on the New York Stock Exchange. Main Street’s primary investment focus is providing customized debt and equity financing to LMM companies and debt capital to middle market companies that operate in diverse industry sectors. At December 31, 2014, Main Street had debt and equity investments with an aggregate fair value of $1.6 billion in 190 portfolio companies. Our Adviser’s senior management team, through affiliates of Hines, has participated in the management of three publicly offered and non-traded real estate investment trusts and has extensive experience in evaluating and underwriting the credit of tenants, many of which are LMM companies, of its commercial real estate properties. The principals of our Adviser, namely Sherri W. Schugart, our chairperson, chief executive officer and president, and Ryan T. Sims, our chief financial officer and secretary, have access to a broad network of relationships with financial sponsors, commercial and investment banks, LMM companies and leaders within a number of industries that we believe will produce significant investment opportunities.

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

INVESTMENT PROCESS

Deal Origination

Over the years, we believe the management team of Main Street, who controls our Sub-Adviser, and the affiliates of Hines have developed and maintained a strong reputation as principal investors and an extensive network of relationships. As part of operating a New York Stock Exchange-listed BDC, Main Street sources investments of the type we make on a day-to-day basis. Main Street has business development professionals dedicated to sourcing investments through relationships with numerous loan syndication and trading desks, investment banks, private equity sponsors, business brokers, merger and acquisition advisors, finance companies, commercial banks, law firms and accountants. Moreover, through its over 50 years of experience in leasing commercial real estate on a global basis, Hines has developed relationships with a large number of middle market companies that are a potential source of middle market investment opportunities. We expect our Adviser will continue to have continuous access to Main Street’s professional team due to the Sub-Adviser’s engagement as our sub-adviser.

We believe that our industry relationships are a significant source for new investment opportunities. We generally source our investments in ways other than going to auctions, including capitalizing on long-standing relationships with companies and financial sponsors to participate in proprietary investment opportunities.

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

We seek to identify those issuers exhibiting superior fundamental risk-return profiles with a particular focus on investments with the following characteristics:

•
Established companies with a history of positive and stable operating cash flows. We seek to invest in established companies with sound historical financial performance. We typically focus on companies with a history of profitability. We generally do not invest in start-up companies or companies with speculative business plans.

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

Intensive Credit Analysis / Due Diligence

The process through which our Advisers make an investment decision with respect to a customized financing transaction in the lower middle market involves extensive research into the target company, its industry, its growth prospects and its ability to withstand adverse conditions. If the senior investment professional responsible for a transaction determines that an investment opportunity should be pursued, the Advisers will engage in an intensive due diligence process. Though each transaction will involve a somewhat different approach, the regular due diligence steps generally to be undertaken include:

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

For the middle market investments, our Advisers conduct and continuously maintain a comprehensive credit analysis, the results of which are available for the transaction team to review. Our due diligence process with respect to over-the-counter debt securities is necessarily less intensive than that followed for customized financings. The issuers in these private debt placements tend to be rated and have placement agents who accumulate a certain level of due diligence information prior to placing the securities. Moreover, these private placements generally have much shorter timetables for making investment decisions.

Portfolio Monitoring

Our Advisers employ several methods of evaluating and monitoring the performance and value of our investments, which may include, but are not limited to, the following:

•	Assessment of success in adhering to the portfolio company’s business plan and compliance with covenants;

•	Regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor, to discuss financial position, requirements and accomplishments;

•	Attendance at, and participation in, board meetings of the portfolio company; and

•	Review of monthly and quarterly financial statements and financial projections for the portfolio company.

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

Additionally, we invest in illiquid securities issued by private LMM companies. Our investments in LMM portfolio companies may be subject to restrictions on resale and will generally have no established trading market or established markets that are inactive. We determine in good faith the fair value of our portfolio investments pursuant to a valuation policy adopted by our board of directors in accordance with the requirements of the 1940 Act and ASC 820. We review external events, including private mergers, sales and acquisitions involving comparable companies, and include these events in the valuation process.  Our valuation policy and process are intended to provide a consistent basis for determining the fair value of our investment portfolio.

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

Due to the inherent uncertainty in the valuation process, our estimate of fair value may differ materially from the values that would have been used had a ready market for the securities existed. In addition, changes in the market environment, portfolio company performance and other events that may occur over the lives of the investments may cause the gains or losses ultimately realized on these investments to be materially different than the valuations currently assigned. We estimate the fair value of each individual investment and record changes in fair value as unrealized appreciation or depreciation in the consolidated Statements of Operations.

Determinations in Connection With Offerings

Since our initial closing through January 15, 2015, we sold our shares of common stock on a continuous basis at an offering price of $10.00 per share. To the extent that our net asset value per share increases, we will sell our shares of common stock at a price necessary to ensure that shares of common stock are not sold at a price per share, after deduction of selling commissions and dealer manager fees, that is below our net asset value per share. In the event of a material decline which we deem to be non-temporary in our net asset value per share that results in a decrease 5% or more of our net asset value per share below our then-current net offering price, and subject to certain conditions, we will reduce our offering price . Consistent with this policy, effective with the weekly stock closing on January 15, 2015, our offering price per share was lowered to $9.75.

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

REGULATION

Regulation as a Business Development Company

We have elected to be regulated as a BDC under the 1940 Act. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates, principal underwriters and affiliates of those affiliates or underwriters. The 1940 Act requires that a majority of our directors be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by the lesser of (i) 67% or more of the voting securities present at a meeting if the holders of more than 50% of our outstanding voting securities are present or represented by proxy or (ii) 50% of our voting securities.

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

Code of Ethics

We, our Advisers and our Dealer Manager have each adopted a code of ethics that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to each code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. We have attached these codes of ethics as exhibits to the registration statement pertaining to the Offering of our shares of common stock. You may also read and copy, after paying a duplication fee, the codes of ethics at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549, or by making an electronic request to the following email address: publicinfo@sec.gov. You may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 942-8090. In addition, the code of ethics is available on the EDGAR Database on the SEC’s Internet site at http://www.sec.gov.

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

Proxy Voting Policies and Procedures

It is unlikely that our portfolio investments will solicit proxies for shareholder votes on a regular basis. To the extent we receive proxy statements, however, we have delegated our proxy voting responsibility to our Adviser. The proxy voting policies and procedures of our Adviser are set forth below. The guidelines are reviewed periodically by our Adviser and our independent directors, and, accordingly, are subject to change.

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

Proxy Policies

Our Adviser will vote proxies relating to our securities in the best interest of our stockholders. It will review on a case-by-case basis each proposal submitted for a stockholder vote to determine its impact on our portfolio securities . Although our Adviser will generally vote against proposals that may have a negative impact on our portfolio securities, it may vote for such a proposal if there exist compelling long-term reasons to do so.

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

The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. We monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and have taken actions necessary to ensure that we are in compliance therewith.

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

Taxation as a Regulated Investment Company

We have elected to be treated for federal income tax purposes as a RIC under Subchapter M of the Code. As a RIC, we generally do not have to pay corporate-level federal income taxes on any income that we distribute to our stockholders as dividends. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to obtain RIC tax treatment, we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our net investment income plus the excess of realized net short-term capital gains over realized net long-term capital losses (the “Annual Distribution Requirement”).

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

We will be subject to a 4% nondeductible federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our net ordinary income for each calendar year, (2) 98.2% of our capital gain net income for the one-year period ending December 31 in that calendar year and (3) any ordinary income and net capital gain recognized, but not distributed, in the preceding year (the “Excise Tax Avoidance Requirement”). Distributions declared and paid by us in a year will generally differ from taxable income for that year as such distributions may include the distribution of current year taxable income, exclude amounts carried over into the following year, and include the distribution of prior year taxable income carried over into and distributed in the current year.

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

Beginning in the third quarter of 2007, global credit and other financial markets suffered substantial stress, volatility, illiquidity and disruption. These forces reached extraordinary levels in late 2008, resulting in the bankruptcy of, the acquisition of, or government intervention in the affairs of several major domestic and international financial institutions. In particular, the financial services sector was negatively impacted by significant write-offs as the value of the assets held by financial firms declined, impairing their capital positions and abilities to lend and invest. We believe that such value declines were exacerbated by widespread forced liquidations as leveraged holders of financial assets, faced with declining prices, were compelled to sell to meet margin requirements and maintain compliance with applicable capital standards. Such forced liquidations also impaired or eliminated many investors and investment vehicles, leading to a decline in the supply of capital for investment and depressed pricing levels for many assets. These events significantly diminished overall confidence in the debt and equity markets, engendered unprecedented declines in the values of certain assets, and caused extreme economic uncertainty. Economic activity remains subdued though employment rates have improved. Despite this, corporate interest rate risk premiums, otherwise known as credit spreads, have declined significantly. However, deterioration of U.S. or global economic and market conditions in the future could negatively impact credit spreads as well as our ability to obtain financing, particularly in the debt markets. Future financial market uncertainty could have a material adverse impact on the value of our investments.

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

Any distributions we make to our stockholders will be paid out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. In addition, due to the asset coverage test applicable to us as a BDC, we may be limited in our ability to make distributions.

The amount of our distributions to our stockholders is uncertain. Portions of the distributions that we pay may represent a return of capital to you for U.S. federal income tax purposes which will lower your tax basis in your shares and reduce the amount of funds we have for investment in targeted assets. We may not be able to pay you distributions, and our distributions may not grow over time.

Any distributions we make to our stockholders will be paid out of assets legally available for distribution. We may fund our cash distributions from any sources of funds available, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies, fee waivers from our Advisers and expense support payments from our Adviser. We cannot assure you that we will achieve investment results that will allow us to make a targeted level of distributions or year-to-year increases in distributions. Our ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described in this prospectus. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC can limit our ability to pay distributions. All distributions will be paid at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our RIC status, compliance with applicable BDC regulations and such other factors as our board of directors may deem relevant from time to time. We cannot assure you that we will pay distributions to our stockholders in the future.

To the extent that we pay any distributions from the proceeds of the offering or from borrowings in anticipation of future cash flow, this may constitute a return of your capital and will lower your tax basis in your shares. Distributions from the proceeds of the offering or from borrowings also could reduce the amount of capital we ultimately invest in debt and equity interests of portfolio companies. We have not established any limit on the extent to which we may use borrowings, if any, or proceeds from the offering to fund distributions (which may reduce the amount of capital we ultimately invest in assets). There can be no assurance that we will be able to sustain distributions at any particular level or at all. Our Adviser has agreed to waive management and incentive fees for a period from June 4, 2012 to December 31, 2014, to the extent required to avoid distributions that are estimated to represent a return of capital for U.S. federal income tax purposes during such period. Our Sub-Adviser stopped waiving its management and incentive fees as of January 1, 2014.

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

Additionally, any changes to the laws and regulations governing our operations relating to permitted investments may cause us to alter our investment strategy to avail ourselves of new or different opportunities. Such changes could result in material differences to the strategies and plans set forth in this prospectus and may result in our investment focus shifting from the areas of expertise of our Advisers to other types of investments in which our Advisers may have less expertise or little or no experience. Thus, any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment.

Efforts to comply with the Sarbanes-Oxley Act involve significant expenditures, and non-compliance with the Sarbanes-Oxley Act may adversely affect us.

We are subject to the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the related rules and regulations promulgated by the SEC. Under current SEC rules, beginning with our fiscal year ending December 31, 2013, we were required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act and rules and regulations of the SEC thereunder. We are required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. As a result, we may incur significant additional expenses, which may negatively impact our financial performance and our ability to pay distributions. This process also will result in a diversion of management’s time and attention. If in the future, we are unable to maintain compliance with the Sarbanes-Oxley Act and related rules, we may be adversely affected.

The impact of recent financial reform legislation on us is uncertain.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was enacted in 2010, instituted a wide range of reforms that will have an impact on all financial institutions. Many of the requirements called for in the Dodd-Frank Act will be implemented over time, most of which will be subject to implementing regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full impact such requirements will have on our business, results of operations or financial condition is unclear. The changes resulting from the Dodd-Frank Act may require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements. Failure to comply with any such laws, regulations or principles, or changes thereto, may negatively impact our business, results of operations and financial condition. While we cannot predict what effect any changes in the laws or regulations or their interpretations would have on us as a result of the Dodd-Frank Act, these changes could be materially adverse to us and our stockholders.

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

Certain investment professionals employed by our Sub-Adviser currently manage Main Street and other investment entities. In addition, neither our Adviser nor our Sub-Adviser is prohibited from raising money for and managing future investment entities that make the same types of investments as those we target; provided, however, that during the terms of the Investment Advisory Agreement and Sub-Advisory Agreement, except as otherwise agreed, neither the Adviser nor the Sub-Adviser may serve as an investment adviser to a public, non-traded BDC (other than another fund sponsored by the Adviser or the Sub-Adviser on which the Adviser and the Sub-Adviser work together). Additionally, the investment professionals employed by our Adviser are employees of Hines and its affiliates, and they may hold similar positions in numerous other entities and from time to time may allocate a material amount of their time to the management of other funds or assets unrelated to our business.

As a result, the time and resources that our Advisers devote to us may be diverted, and during times of intense activity in other programs, they may devote less time and resources to our business than is necessary or appropriate. In addition, we may compete with such investment entities for the same investors and investment opportunities. While the 1940 Act imposes significant limits on our co-investing with Main Street or other entities managed by our Advisers, we have received from the SEC exemptive relief under the 1940 Act that allows us some latitude to co-invest with Main Street.

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

We pay management and incentive fees to our Advisers, and reimburse our Advisers for certain expenses they incur. In addition, investors in shares of our common stock will invest on a gross basis and receive distributions on a net basis after expenses, resulting in, among other things, a lower rate of return than one might achieve through direct investments.

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

Risks Related to Business Development Companies

Our failure to invest a sufficient portion of our assets in qualifying assets could result in our failure to maintain our status as a BDC.

As a BDC, we may not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. See “Regulation.” Therefore, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets. Similarly, these rules could prevent us from making additional investments in existing portfolio companies, which could result in the dilution of our position, or could require us to dispose of investments at an inopportune time to comply with the 1940 Act. If we were forced to sell non-qualifying investments in the portfolio for compliance purposes, the proceeds from such sale could be significantly less than the current value of such investments.

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

Equity Investments. We expect to make certain equity investments. In addition, when we invest in first and second lien senior loans or mezzanine debt, we may acquire warrants to purchase equity securities. Our goal is ultimately to dispose of these equity interests and realize gains upon our disposition of such interests. However, the equity interests we receive may not appreciate in value and could decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

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

Certain loans of ours may be secured on a second priority basis by the same collateral securing senior secured debt of such companies. The first priority liens on the collateral will secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the company under the agreements governing the loans. The holders of obligations secured by the first priority liens on the collateral will generally control the liquidation of, and be entitled to receive proceeds from, any realization of the collateral to repay their obligations in full before we receive anything. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from the sale or sales of all of the collateral would be sufficient to satisfy the loan obligations secured by the second priority liens after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds are not sufficient to repay amounts outstanding under the loan obligations secured by the second priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the company’s remaining assets, if any.

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

On March 11, 2014, we entered into a $70 million senior secured credit facility (as amended from time to time, the “Syndicated Credit Facility”) with Capital One, National Association (“Capital One”) as the administrative agent, and other banks as participants (together with Capital One, the “Lenders”) in the Facility. The Syndicated Credit Facility amended and restated in its entirety a pre-existing $15 million senior secured revolving credit facility with Capital One. The Syndicated Credit Facility has an accordion provision allowing increases in borrowing of up to $150 million, subject to certain conditions. On September 22, 2014, we and the Lenders entered into a Second Amendment to the Syndicated Credit Facility increasing the revolver commitments to $105 million. The maturity date of the Syndicated Credit Facility is March 11, 2017, subsequent to which we have two, one-year extension options, with Lender approval.

On June 2, 2014, our wholly-owned subsidiary, HMS Funding I LLC, a Delaware limited liability company (“HMS Funding”), entered into a credit agreement (the “HMS Funding Facility”) among HMS Funding, the Company, as equityholder and servicer, Deutsche Bank AG, New York Branch (“Deutsche Bank”), and the financial institutions party thereto as lenders (together with Deutsche Bank, the “HMS Funding Lenders”). The HMS Funding Facility provided for an initial borrowing capacity of $50 million, subject to certain limitations, including limitations with respect to HMS Funding’s investments, as more fully described in the HMS Funding Facility. On July 22, 2014, the HMS Funding Facility capacity was increased to $100 million. On December 3, 2014, the HMS Funding Facility capacity was increased to $125 million. On February 4, 2015, the HMS Funding Facility capacity was increased to $200 million. At HMS Funding’s request and upon approval by HMS Funding Lenders, the maximum borrowings under the HMS Funding Facility can be increased by up to an additional $50 million, in the aggregate, subject to certain limitations contained in the HMS Funding Facility, for a total maximum capacity of $250 million. The HMS Funding Facility matures on June 3, 2019.

As of December 31, 2014, we had borrowings of $87.9 million outstanding on the Syndicated Credit Facility and had borrowings of $95.0 million outstanding on the HMS Funding Facility.

There can be no guarantee that we will be able to expand, extend or replace the Syndicated Credit Facility or the HMS Funding Facility on terms that are favorable to us, if at all. Our ability to expand the Syndicated Credit Facility and the HMS Funding Facility, and to obtain replacement financing at the time of maturity, will be constrained by then-current economic conditions affecting the credit markets.

As a BDC, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock that we may issue in the future, of at least 200%. Stated differently, the amount of our total borrowings and other senior securities as a percentage of our total assets cannot exceed 50%. If this ratio declines below 200%, we cannot incur additional debt and could be required to sell a portion of our investments to repay some debt when it is disadvantageous to do so.

Additionally, in March of 2012, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, and the Office of the Comptroller of the Currency (the “Agencies”) jointly issued final guidelines on leveraged lending transactions conducted by regulated financial institutions (the “Leveraged Lending Guidance”). The Leveraged Lending Guidance outlines for Agency-supervised institutions high-level principles related to safe-and-sound leveraged lending and contains the Agencies' minimum expectations for a risk management framework that financial institutions should have in place. The Leveraged Lending Guidance provides only common definitions of leveraged lending and directs financial institutions to define leveraged lending in their internal policies. Therefore, banks or other financial institutions that provide financing to a BDC could determine that such financing constitutes leveraged lending under their leveraged lending policies. This would impose heightened regulatory requirements on such banks and other financial institutions when they make loans or provide other financing to a BDC, which may make financing more expensive and less available to BDCs. In November of 2014, the Agencies issued “Frequently Asked Questions (FAQ) for Implementing March 2013 Interagency Guidance on Leveraged Lending” that were designed to foster industry and examiner understanding of the Leveraged Lending Guidance and supervisory expectations for safe and sound underwriting and to promote consistent application of the Leveraged Lending Guidance. With regard to BDCs, the FAQ for example states that the risk management and reporting aspects of the Leveraged Lending Guidance should be applied to underlying loans in structured transactions if an institution originates or retains credit risk in the individual loans. If the financial institution originates or participates in a loan to a BDC that holds leveraged loans, then the loan to the BDC constitutes indirect exposure that should be measured and reported as a leveraged loan. The full impact of the Leveraged Lending Guidance and the FAQ is still uncertain, but it is possible that financing may become more expensive for us and banks or other financial institutions may be less willing to engage in leveraged lending, making it more difficult to obtain financing. In the event that we are not able to maintain the Syndicated Credit Facility and the HMS Funding Facility, or to expand, extend or refinance the Syndicated Credit Facility or the

HMS Funding Facility, this could have a material adverse effect on our liquidity and ability to fund new investments, our ability to make distributions to our stockholders and our ability to qualify as a RIC under the Code.

In addition to regulatory limitations on our ability to raise capital, our Syndicated Credit Facility and the HMS Funding Facility (together, the “Credit Facilities”) contain various covenants, which, if not complied with, could accelerate our repayment obligations under the Credit Facilities, thereby materially and adversely affecting our liquidity, financial condition, results of operations and ability to pay distributions.

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

As of December 31, 2014, we had borrowings of $87.9 million outstanding on the Syndicated Credit Facility and had borrowings of $95.0 million outstanding on the HMS Funding Facility.

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

The purchase price at which you purchase shares of common stock will be determined at each weekly closing date to ensure that shares of common stock are not sold at a price per share, after deduction of selling commissions and dealer manager fees, that is below our net asset value. In the event of a decrease to our net asset value per share, you could pay a premium for your shares of common stock if our board of directors does not decrease the offering price. A decline in our net asset value per share to an amount more than 5% below our current offering price, net of selling commissions and dealer manager fees, creates a rebuttable presumption that there has been a material change in the value of our assets such that a reduction in the offering price per share is warranted. This presumption may only be rebutted if our board of directors, in consultation with our management, reasonably and in good faith determines that the decline in net asset value per share is the result of a temporary movement in the credit markets or the value of our assets, rather than a more fundamental shift in the valuation of our portfolio. In the event that (i) net asset value per share decreases to more than 5% below our current net offering price and (ii) our board of directors believes that such decrease in net asset value per share is the result of a non-temporary movement in the credit markets or the value of our assets, our board of directors will undertake to establish a new net offering price that is not more than 5% above our net asset value per share. If our board of directors determines that the decline in our net asset value per share is the result of a temporary movement in the credit markets, investors will purchase shares of common stock at an offering price per share, net of selling commissions and dealer manager fees, which represents a premium to the net asset value per share of greater than 5%. Consistent with this policy, effective with the weekly stock closing on January 15, 2015, our offering price per share was lowered to $9.75. See “Item 1. Business – Determination of Net Asset Value.”

As a result of this policy, your purchase price may be higher than the prior closing price per share, and therefore you may receive a smaller number of shares than if you had subscribed at the prior closing date.

If we are unable to raise substantial funds in our ongoing, continuous “best efforts offering,” we will be limited in the number and type of investments we may make, and the value of your investment in us may be reduced in the event our assets under-perform.

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

We are offering shares of our common stock on a continuous basis at a current offering price of $9.75 per share; however, to the extent that our net asset value per share increases, we will sell shares of our common stock at a price necessary to ensure that shares of our common stock are not sold at a price per share, after deduction of selling commissions and dealer manager fees, that is below net asset value per share. In connection with each weekly closing on the sale of shares of our common stock pursuant to our prospectus, as amended or supplemented, which relates to our Offering, our board of directors or a committee thereof is required, within 48 hours of the time that each closing and sale is made, to make the determination that we are not selling shares of our common stock at a price per share which, after deducting selling commissions and dealer manager fees, is below our then current net asset value per share.

In the event of a material decline in our net asset value per share, which we consider to be a non-temporary 5% or more decrease below our then-current net offering price, and subject to certain conditions, we will reduce our Offering price accordingly. Therefore, persons who subscribe for shares in our Offering must submit subscriptions for a fixed dollar amount rather than a number of shares and, as a result, may receive fractional shares of our common stock. Promptly following any such adjustment to the Offering price per share, we will file a prospectus supplement with the SEC disclosing the adjusted Offering price, and we will post the updated information on our website at www.HinesSecurities.com.

Set forth below is a chart describing the classes of our securities outstanding as of February 28, 2015:

(1)	(2)	(3)	(4)
Title of Class	Amount Authorized	Amount Held by Us or for Our Account	Amount Outstanding Exclusive of Amount Under Column (3)
Common Shares	150,000,000	—	37,601,202

As of February 28, 2015, we had 7,910 record holders of our common stock.

Distributions and Taxable Income

Subject to our board of directors’ discretion and applicable legal restrictions, we intend to declare distributions to our stockholders on a quarterly basis payable to stockholders as of daily record dates and aggregate and pay such distributions monthly. With the authorization of our board of directors, we declared distributions for the period from June 1, 2012 through December 31, 2014. These distributions were calculated based on stockholders of record each day in an amount equal to $0.00191781 per share, per day (which represents an annualized distribution yield of 7.00% based on our initial offering price of $10.00 per share, if it were maintained every day for a twelve-month period).

We have also declared distributions to our stockholders for the period of January 1, 2015 through March 31, 2015. These distributions are calculated based on stockholders of record each day in an amount equal to $0.00191781 per share, per day (which represents an annualized distribution yield of 7.00% based on our initial offering price of $10.00 per share and 7.18% based on our current offering price of $9.75 per share, if it were maintained every day for a twelve-month period). Distributions are paid on the first business day following the completion of each month to which they relate. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for additional information regarding our distributions.

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

We have elected to be treated for U.S. federal income tax purposes as a RIC. As a RIC, we generally will not pay corporate-level U.S. federal income taxes on net ordinary income or capital gains that we distribute to our stockholders from taxable earnings and profits as distributions. We must generally distribute at least 90% of our investment company taxable income to qualify for pass-through tax treatment and to maintain our RIC status. As a part of maintaining RIC status, undistributed taxable income (subject to a 4% excise tax) pertaining to a given taxable year may be distributed up to 12 months subsequent to the end of that taxable year, provided such distributions are declared prior to the filing of the federal income tax return for the prior year. In 2012, we estimated approximately $117,000, or $0.09 per share, of our taxable income for 2012 which was distributed in 2013, prior to the filing of our federal income tax return for the 2012 taxable year. This was subject to the 4% nondeductible excise tax. In 2013, we estimated approximately $7,000, or $0.001 per share, of our taxable income for 2013 would be distributed in 2014, prior to the filing of our federal income tax return for our 2013 taxable year. Since the Company distributed enough to eliminate the excise tax liability, none of this was subject to the 4% nondeductible excise tax, . In 2014, we expect approximately $59,000, or $0.0019 per share, of our taxable income for 2014 will be distributed in 2015, prior to the filing of our federal income tax return for our 2014 taxable year. We anticipate none of this will be subject to the 4% nondeductible excise tax. In order to avoid excise tax, we need to distribute, during each calendar year an amount at least equal to the sum of (1) 98.0% of our net ordinary income for the calendar year, (2) 98.2% of our capital gain in excess of capital loss for the calendar year and (3) any net ordinary income and net capital gain for the preceding year that was not distributed during such year and on which we paid no U.S. federal income tax.

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

In the period before the Merger Transaction, January 1, 2012 through May 31, 2012, HMS Income LLC distributed 100% of its partnership taxable income as ordinary income. From June 1, 2012 through December 31, 2012, the period during 2012 in which the Company elected to be treated as a RIC, 100% of our distributions paid were taxable to the investor as ordinary income and none of such distributions were treated as return of capital for federal income tax purposes. For the period from January 1, 2013 through December 31, 2013, 96.31% of our distributions declared were taxable to the investor as ordinary income and 3.69% were treated as long-term capital gain for federal income tax purpose. For the period from January 1, 2014 through December 31, 2014, 99.51% of our distributions declared will be taxable to the investor as ordinary income and 0.49% will be treated as long-term capital gain for federal income tax purpose.

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

Use of Proceeds from Registered Securities

The SEC declared the Registration Statement effective on June 4, 2012, and the Offering commenced shortly thereafter. From June 4, 2012 through December 31, 2014, we raised gross proceeds of approximately $295.2 million through the sale of 30,985,378 shares of common stock to the public in connection with the Offering, including $5.1 million through the issuance of approximately 562,825 shares of common stock through our distribution reinvestment plan. During that time, we paid $26.8 million of selling commissions and Dealer Manager fees and $4.4 million of issuer costs related to the Offering. The selling commissions and dealer manager fees were not paid with respect to the shares of common stock issued through our distribution reinvestment plan. The selling commissions and dealer manager fees were paid to our Dealer Manager, which is an affiliate of the Adviser. Net proceeds, from June 4, 2012 through December 31, 2014, available for investment after the payment of the costs described above were approximately $264.0 million. We used these funds to make investments and fund our general and administrative expenses.

During the year ended December 31, 2014, we did not sell or issue any equity securities that were not registered under the Securities Act.

The following table lists shares we repurchased under our share repurchase program during the period covered by this report.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)
One Month Ended September 30, 2013	—	$8.90	—	—
One Month Ended October 31, 2013	—	—	—	—
One Month Ended November 30, 2013	—	—	—	—
One Month Ended December 31, 2013	395.00	$8.89	395.00	—
One Month Ended January 31, 2014	—	—	—	—
One Month Ended February 28, 2014	—	—	—	—
One Month Ended March 31, 2014	1,666.67	$8.85	1,666.67	—
One Month Ended April 30, 2014	—	—	—	—
One Month Ended May 31, 2014	—	—	—	—
One Month Ended June 30, 2014	9,763.27	$8.87	9,763.27	—
One Month Ended July 31, 2014	—	—	—	—
One Month Ended August 31, 2014	—	—	—	—
One Month Ended September 30, 2014	6,092.90	$8.82	6,092.90	—
One Month Ended October 31, 2014	—	—	—	—
One Month Ended November 30, 2014	—	—	—	—
One Month Ended December 31, 2014	340.00	$8.51	340.00	—
Total	18,257.84		18,257.84

(1) Unless our board of directors determines otherwise, we will limit the number of shares we repurchase (i) in any calendar year to the proceeds we receive from the sale of shares of our common stock under our distribution reinvestment plan during the trailing four quarters and (ii) in any calendar quarter to 2.5% of the weighted average number of shares of common stock outstanding during the trailing four quarters.

Item 6. Selected Financial Data

The selected financial and other data below as of December 31, 2014, 2013 and 2012 and for the years ended December 31, 2014, 2013, 2012 and the period from inception (November 22, 2011) through December 31, 2011 have been derived from financial statements that have been audited by Grant Thornton LLP, an independent registered public accounting firm. The data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012	For the Period from Inception (November 22, 2011) through December 31, 2011
	(dollars in thousands)
Statement of operations data:
Interest income:
Non-Control/Non-Affiliate investments	$19,013	$2,758	$1,238	$90
Affiliate investments	170	—	635	—
Control investments	30	—	—	—
Total interest income	19,213	2,758	1,873	90
Expenses:
Interest expense	3,325	419	316	16
Base management and incentive fees	6,029	784	358	—
Administrative services expenses	1,497	1,018	438	—
Professional fees	478	361	201	—
Insurance	191	186	108	—
Other general and administrative	595	240	114	18
Expenses before fee and expense waivers	12,115	3,008	1,535	34
Waiver of management and incentive fees	(2,274)	(784)	(358)	—
Waiver of administrative services expenses	(1,497)	(1,018)	(438)	—
Expense support payment from Adviser	(328)	(153)	—	—
Total expenses, net of fee and expense waivers	8,016	1,053	739	34
Net investment income	11,197	1,705	1,134	56
Total realized gain from investments	20	27	14	—
Net realized income	11,217	1,732	1,148	56
Total net unrealized appreciation (depreciation)	(14,214)	421	87	(36)
Net increase (decrease) in net assets resulting from operations	$(2,997)	$2,153	$1,235	$20
Net investment income per share/unit – basic and diluted	$0.70	$0.64	$0.99	$0.05
Net realized income per share/unit – basic and diluted	$0.70	$0.65	$1.00	$0.05
Net increase (decrease) in net assets from operations per share/unit – basic and diluted	$(0.19)	$0.81	$1.08	$0.02
Stockholder distributions declared per share/unit – basic and diluted	$0.70	$0.70	$0.94	$—
Weighted average shares/units outstanding – basic and diluted	16,022,853	2,648,689	1,151,554	1,111,111

	As of December 31,
	2014	2013	2012	2011
	(dollars in thousands)
Balance sheet data:
Assets:
Total portfolio investments at fair value	$473,862	$66,882	$16,132	$16,387
Cash and cash equivalents	19,868	6,356	1,832	942
Interest receivable	4,328	399	58	26
Receivable for securities sold	3,014	—	—	—
Prepaid and other assets	338	109	82	—
Due from Main Street Capital Corporation	—	19	1,003	170
Deferred offering costs (net of accumulated amortization)	2,388	3,688	2,508	—
Deferred financing costs (net of accumulated amortization)	2,426	168	210	27
Total assets	$506,224	$77,621	$21,825	$17,552
Liabilities and net assets:
Accounts payable and other liabilities	$246	$71	$114	$18
Payable for unsettled trades	6,249	2,608	290	—
Distribution payable	1,760	295	76	—
Due to affiliates	4,530	3,771	2,922	14
Payable for securities purchased	50,512	8,799	—	—
Notes payable	182,864	14,000	7,000	7,500
Total liabilities	246,161	29,544	10,402	7,532
Total net assets	260,063	48,077	11,423	10,020
Total liabilities and net assets	$506,224	$77,621	$21,825	$17,552
Other data:
Weighted average effective yield on LMM debt investments(1)	11.3%	15.0%	14.4%	13.7%
Number of LMM debt portfolio investments	11	2	6	6
Weighted average effective yield on privately placed debt (1)	8.0%	7.3%	8.2%	8.3%
Number of privately placed portfolio investments	77	62	11	11
Weighted average effective yield on Private Loan debt(1)	9.7%	9.5%	—	—
Number of Private Loan portfolio investments	11	2	—	—
Weighted average effective yield on total portfolio(1)	8.1%	7.5%	9.9%	9.7%
Number of LMM equity investments (2)	9	—	—	—
Number of Other Portfolio investments (2)	1	—	—	—
Expense ratios (as percentage of average net assets):
Total expenses	5.62%	4.23%	7.05%	0.34%
Operating expenses excluding interest expense	3.29%	2.55%	4.03%	0.18%

(1)
Weighted-average effective yield is calculated based on our investments at the end of each period and includes accretion of original issue discounts and amortization of premiums, and the amortization of fees received in connection with transactions. Investments on non-accrual status are assumed to have a zero yield in the calculation of weighted-average effective yield.

(2)	Investments were non-income producing during the year ended December 31, 2014.

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

As of December 31, 2014, we had debt investments in 77 private placement investments, 11 Private Loan investments, 11 LMM debt investments, 9 LMM equity investments and 1 Other Portfolio investment with an aggregate fair value of approximately $473.9 million, a cost basis of approximately $487.6 million, and a weighted average effective annual yield of approximately 8.1%. The weighted average annual yield was calculated using the effective interest rates for all debt investments at December 31, 2014, including accretion of original issue discount and amortization of the premium to par value, the amortization of fees received in connection with transactions, and assumes zero yield for investments on non-accrual status. Approximately 79.1% and 18.0% of our total portfolio investments (at fair value) were secured by first priority liens and second priority liens on portfolio company assets, respectively, with the remainder in unsecured debt investments and equity investments.

The level of new portfolio investment activity will fluctuate from period to period based upon the status of our capital raising efforts under the Offering, our view of the current economic fundamentals, our ability to identify new investment opportunities that meet our investment criteria and our ability to close on the identified transactions. The level of new investment activity, and associated interest and fee income, will directly impact future investment income. While we intend to grow our portfolio and our investment income over the long-term, our growth and our operating results may be more limited during depressed economic periods. However, we intend to appropriately manage our cost structure and liquidity position based on applicable economic conditions and our investment outlook. The level of realized gains or losses and unrealized appreciation or depreciation will also fluctuate depending upon portfolio activity and the performance of our individual portfolio companies. The changes in realized gains and losses and unrealized appreciation or depreciation could have a material impact on our operating results.

Investment Income

We have generated, and plan to continue to generate, investment income primarily in the form of interest on the debt securities that we hold, dividends and other distributions with respect to any equity interests that we hold and capital gains, if any, on convertible debt or other equity interests that we acquire in portfolio companies. In addition, we may generate revenue in the form of commitment, origination, structuring or diligence fees, monitoring fees, and possibly consulting fees and performance-based fees. All such fees will be generated in connection with our investments and recognized as earned or as additional yield over the life of the debt investment. To date our investment income has been interest income on debt investments, accretion of original issue discounts, amortization of premiums and fees received from transactions and net realized/unrealized appreciation (depreciation).

Expenses

On both a short-term and long-term basis, our primary use of funds will be investments in portfolio companies and cash distributions to our stockholders. Our primary operating expenses will be debt service payments, general and administrative expenses and payment of advisory fees under the Advisory Agreement. The investment advisory fees paid to our Adviser (and the fees paid by our Adviser to our Sub-Adviser pursuant to the Sub-Advisory Agreement) will compensate our Advisers for their work in identifying, evaluating, negotiating, executing, monitoring and servicing our investments. We expect our expenses to fluctuate based upon the amount of assets under management.

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

Base Management and Incentive Fee, Administrative Services Expense Waiver and Expense Support and Conditional Reimbursement Agreement

On May 31, 2012, we and the Advisers entered into a conditional fee waiver agreement and subsequent amendments, pursuant to which, for a period from June 4, 2012 to December 31, 2013, the Advisers can waive all fees upon the occurrence of any event that, in the Advisers’ sole discretion, is deemed necessary, including, but neither limited to nor automatically triggered by, our estimate that a distribution declared and payable to our stockholders during the fee waiver period represents, or would represent when paid, a return of capital for U.S. federal income tax purposes. We refer to this conditional fee waiver agreement, as amended from time to time, as the “Conditional Fee Waiver Agreement.” Further, the agreement contains a clause which states that at the sole and absolute discretion of our board of directors, in future periods, previously waived fees may be paid to the Advisers if and only to the extent that our cumulative net increase in net assets resulting from operations exceeds the amount of cumulative distributions paid to stockholders. The previously waived fees are potentially subject to repayment by us, if at all, within a period not to exceed three years from the date of each respective fee waiver.

On December 30, 2013, we and our Advisers agreed to an amendment, or Fee Waiver Amendment, to the Conditional Fee Waiver Agreement. Under the Fee Waiver Amendment, our Adviser has agreed to extend the term of the fee waiver with respect to our Adviser (but not with respect to the Sub-Adviser, whose waiver expired on December 31, 2013) through December 31, 2014.

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

For the years ended December 31, 2014, 2013, and 2012, we incurred base management fees of approximately $5.6 million, $779,000 and $232,000, respectively, capital gains incentive fees of approximately $0, $5,000 and $3,000, respectively, and subordinated incentive fees on income of $451,000, $0 and $123,000, respectively. For the years ended December 31, 2014, 2013 and 2012, the Advisers waived base management fees of $1.8 million, $779,000 and $232,000, respectively, and capital gains incentive fees of $0, $5,000 and $3,000, respectively, and subordinated incentive fees on income of $451,000, $0 and $123,000, respectively. During the years ended December 31, 2014, 2013 and 2012, we did not record an accrual for any previously waived fees. Any reimbursement of previously waived fees to the Advisers will not be accrued until the reimbursement of the waived fees become probable and estimable, which will be upon approval by our board of directors. To date none of the previously waived fees have been approved by the board of directors for reimbursement. Additionally, the reimbursement of the fees waived under the Conditional Fee Waiver Agreement are subordinate to the reimbursement of the expense support payments, which are described below.

Pursuant to the Advisory Agreement and Sub-Advisory Agreement, we are required to pay or reimburse the Advisers for administrative services expenses, which include all costs and expenses related to the day-to-day administration and management of the Company not related to advisory services. For the years ended December 31, 2014, 2013 and 2012, we incurred, and the Advisers waived the reimbursement of, administrative services expenses of approximately $1.5 million, $1.0 million and $438,000, respectively. The waiver of the reimbursement of administrative service expenses is not subject to future reimbursement.

On November 11, 2013, we entered into an Expense Support and Conditional Reimbursement Agreement (the “2013 Expense
Reimbursement Agreement”) with the Adviser. Under the 2013 Expense Reimbursement Agreement, until December 31, 2013 or a prior date mutually agreed to by both parties, the Adviser will pay us up to 100% of our operating expenses (the “Expense Support Payment”). Operating expenses are defined as 2013 third party operating costs and expenses incurred by us under generally accepted accounting principles for investment management companies. Any Expense Support Payments paid by the Adviser are subject to conditional reimbursement by us upon a determination by our board of directors that we have achieved a reasonable level of expenses relative to our investment income. Any repayment of Expense Support Payments will be made within a period not to exceed three years from the date each respective Expense Support Payment is determined. Pursuant to the terms of the 2013 Expense Reimbursement Agreement, for the year ended December 31, 2013, the Adviser made an Expense Support Payment of $153,000 to us.

On December 30, 2013, we agreed to an Expense Support and Conditional Reimbursement Agreement with the Adviser, which was subsequently amended on March 31, 2014 and June 30, 2014 (as amended, the "2014 Expense Reimbursement Agreement"). Under the 2014 Expense Reimbursement Agreement, until December 31, 2014, or a prior date mutually agreed to by both parties, the Adviser, at its sole discretion, will pay to us up to 100% of our operating expenses (an "Expense Support Payment") in order to achieve a reasonable level of expenses relative to our investment income (the "Operating Expense Objective"). Under the 2014 Expense Reimbursement Agreement, operating expenses are defined as third party operating costs and expenses incurred by the Company between January 1, 2014, and December 31, 2014, under generally accepted accounting principles for investment management companies. The Board, in its discretion, may approve the repayment of unreimbursed Expense Support Payments (a “Reimbursement Payment”) upon a determination by the Board that we have achieved the Operating Expense Objective in any quarter following receipt by us of an Expense Support Payment. Under the 2014 Expense Reimbursement Agreement, any unreimbursed Expense Support Payment may be reimbursed by us within a period not to exceed three years from the date each respective Expense Support Payment was determined, but only after any Expense Support Payment amounts have been reimbursed under the 2013 Expense Reimbursement Agreement. Any Expense Support Payments that remain unreimbursed three years after such payment will be permanently waived. The 2014 Expense Reimbursement Agreement may be terminated by us at any time, and shall automatically terminate upon termination of the Advisory Agreement or upon our liquidation or dissolution.

During the year ended December 31, 2014, we received an Expense Support Payment of $328,000, which the Adviser paid to us on October 30, 2014. The Expense Support Payment from the Adviser of $328,000 may be reimbursed by us within a period not to exceed three years, subject to approval by our board of directors. As discussed above, the reimbursement of this Expense Support Payment from us to the Adviser is only permitted after the reimbursement of the Expense Support Payment of $153,000 that was made in 2013. As of December 31, 2014, none of these amounts have been approved for reimbursement by the Board.

CRITICAL ACCOUNTING POLICIES

Basis of Presentation

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of our wholly-owned consolidated subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Under the investment company rules and regulations pursuant to Article 6 of Regulation S-X, we are precluded from consolidating portfolio company investments, including those in which we have a controlling interest, unless the portfolio company is another investment company. An exception to this general principle occurs if we own a controlled operating company whose purpose is to provide services to us such as an investment adviser or transfer agent. None of the investments we have made qualify for this exception. Therefore, our portfolio investments are carried on the balance sheet at fair value, as discussed below, with changes to fair value recognized as “Net Unrealized Appreciation (Depreciation)” on the Consolidated Statements of Operations until the investment is realized, usually upon exit, resulting in any gain or loss on exit being recognized as a realized gain or loss.

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

On December 12, 2011, HMS Income LLC acquired interests in 17 investments from Main Street and certain of its affiliates for approximately $16.5 million (the “Purchase Transaction”), as evidenced by an Assignment and Assumption Agreement (the “Assignment Agreement”). Concurrently with the Purchase Transaction, HMS Income LLC and Main Street entered into a Servicing Agreement (the “Servicing Agreement”), pursuant to which Main Street agreed to perform certain services for HMS Income LLC with respect to the investments acquired in the Purchase Transaction. As of December 31, 2014, we owned zero investments with respect to which Main Street continues to provide service pursuant to the Servicing Agreement.

The legal nature of the Purchase Transaction and the intent of both HMS Income LLC and Main Street was to effectuate a sale thereby providing HMS Income LLC with an ownership of undivided interests in the acquired investments. In evaluating the transaction for sale accounting under the Accounting Standards Codification (“Codification” or “ASC”) 860, Transfers and Servicing (“ASC 860”), it was determined that, due to certain provisions within the Servicing Agreement, the investments acquired in the Purchase Transaction represented a secured loan to Main Street. The interest income related to these investments is reported as interest income of Affiliate investments for the period from June 1, 2012 to November 1, 2012 on the Consolidated Statements of Operations.

On November 2, 2012, we and Main Street and its affiliates amended the Assignment Agreement and amended and restated the Servicing Agreement to conform the Assignment Agreement and the Servicing Agreement with the intent of the parties at the time of the consummation of the Purchase Transaction and to account for certain changed facts and circumstances. As a result of the amended Assignment and the amended and restated Servicing Agreement, as of November 2, 2012, the Purchase Transaction was, and, for the subsequent periods thereafter, will continue to be, reported as a sale for accounting purposes under ASC 860 in the financial statements and the related investments have been classified as Non-Control/Non-Affiliate investments.

Valuation of Portfolio Investments

We account for our portfolio investments at fair value under the provisions of the Financial Accounting Standards Board (“FASB”) ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. ASC 820 requires us to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal market that are independent, knowledgeable, and willing and able to transact.

Our portfolio strategy calls for us to invest primarily in illiquid debt and equity securities issued by private, LMM companies and debt securities issued by Middle Market companies that are generally larger in size than the LMM companies. We categorize some of our investments in LMM companies and Middle Market companies as Private Loan portfolio investments, which are primarily debt securities issued by companies that are consistent in size with either the LMM companies or Middle Market companies, but are investments which have been originated through strategic relationships with other investment funds on a collaborative basis. The structure, terms and conditions for these Private Loan investments are typically consistent with the structure, terms and conditions for the investments made in our LMM portfolio or Middle Market portfolio. Our portfolio also includes Other Portfolio investments which primarily consist of investments that are not consistent with the typical profiles for our LMM portfolio investments, Middle Market portfolio investments or Private Loan portfolio investments, including investments which may be managed by third parties. Our portfolio investments may be subject to restrictions on resale.

LMM investments and Other Portfolio investments generally have no established trading market while Middle Market securities generally have established markets that are not active. Private Loan investments may include investments which have no established trading market or have established markets that are not active. We determine in good faith the fair value of our Investment Portfolio pursuant to a valuation policy in accordance with ASC 820 and a valuation process approved by our Board of Directors and in accordance with the 1940 Act. Our valuation policies and processes are intended to provide a consistent basis for determining the fair value of the portfolio.

For LMM portfolio investments, we generally review external events, including private mergers, sales and acquisitions involving comparable companies, and includes these events in the valuation process by using an enterprise value waterfall ("Waterfall") for our LMM equity investments and an income approach using a yield-to-maturity model ("Yield-to-Maturity") for our LMM debt investments. For Middle Market portfolio investments, we use observable inputs such as quoted prices in the valuation process. We determine the appropriateness of the use of third-party broker quotes, if any, in determining fair value based on our understanding of the level of actual transactions used by the broker to develop the quote and whether the quote was an indicative price or binding offer, the depth and consistency of broker quotes and the correlation of changes in broker quotes with underlying performance of the portfolio company and other market indices. We often cannot observe the inputs considered by the third party in determining their quotes. For Middle Market and Private Loan portfolio investments in debt securities for which it has determined that third-party quotes or other independent pricing are not available or appropriate, we generally estimate the fair value based on the assumptions that we believe hypothetical market participants would use to value the investment in a current hypothetical sale using the Yield-to-Maturity valuation method. For our Other Portfolio equity investments, we generally calculate the fair value of the investment primarily based on the net asset value ("NAV") of the fund. All of the valuation approaches for our portfolio investments estimate the value of the investment as if we were to sell, or exit, the investment as of the measurement date.

Under the Waterfall valuation method, we estimate the enterprise value of a portfolio company using a combination of market and income approaches or other appropriate valuation methods, such as considering recent transactions in the equity securities of the portfolio company or third-party valuations of the portfolio company, and then perform a waterfall calculation by using the enterprise value over the portfolio company's securities in order of their preference relative to one another. The enterprise value is the fair value at which an enterprise could be sold in a transaction between two willing parties, other than through a forced or liquidation sale. Typically, private companies are bought and sold based on multiples of earnings before interest, taxes, depreciation and amortization ("EBITDA"), cash flows, net income, revenues, or in limited cases, book value. There is no single methodology for estimating enterprise value. For any one portfolio company, enterprise value is generally described as a range of values from which a single estimate of enterprise value is derived. In estimating the enterprise value of a portfolio company, we analyze various factors including the portfolio company's historical and projected financial results. The operating results of a portfolio company may include unaudited, projected, budgeted or pro forma financial information and may require adjustments for non-recurring items or to normalize the operating results that may require significant judgment in its determination. In addition, projecting future financial results requires significant judgment regarding future growth assumptions. In evaluating the operating results, we also analyze the impact of exposure to litigation, loss of customers or other contingencies. After determining the appropriate enterprise value, we allocate the enterprise value to investments in order of the legal priority of the various components of the portfolio company's capital structure. In applying the Waterfall valuation method, we assume the loans are paid off at the principal amount in a change in control transaction and are not assumed by the buyer, which we believe is consistent with our past transaction history and standard industry practices.

Under the Yield-to-Maturity valuation method, we also use the income approach to determine the fair value of debt securities based on projections of the discounted future free cash flows that the debt security will likely generate, including analyzing the discounted cash flows of interest and principal amounts for the debt security, as set forth in the associated loan agreements, as well as the financial position and credit risk of the portfolio investments. We estimate the expected repayment date of our debt securities is generally the legal maturity date of the instrument, as we generally intend to hold our loans and debt securities to maturity. The Yield-to-Maturity analysis also considers changes in leverage levels, credit quality, portfolio company performance and other factors. We will generally use the value determined by the Yield-to-Maturity analysis as the fair value for that security. However, it is our position that assuming a borrower is outperforming underwriting expectations and because these respective investments do not generally contain pre-payment penalties, the borrower would most likely prepay or refinance the borrowing if the market interest rate, given the borrower's credit quality, is lower than the stated loan interest rate. Therefore, we do not believe that a market participant would pay a premium for the investment, and because of our general intent to hold its loans to maturity, we generally do not believe that the fair value of the investment should be adjusted in excess of the face amount. A change in the assumptions that we use to estimate the fair value of our debt securities using the Yield-to-Maturity valuation method could have a material impact on the determination of fair value. If there is deterioration in credit quality or if a debt security is in workout status, we may consider other factors in determining the fair value of the debt security, including the value attributable to the debt security from the enterprise value of the portfolio company or the proceeds that would most likely be received in a liquidation analysis.

Under the NAV valuation method, for an investment in an investment fund that does not have a readily determinable fair value, we measure the fair value of the investment predominately based on the NAV of the investment fund as of the measurement date. However, in determining the fair value of the investment, we may consider whether adjustments to the NAV are necessary in certain circumstances, based on the analysis of any restrictions on redemption of our investment as of the measurement date, recent actual sales or redemptions of interests in the investment fund, and expected future cash flows available to equity holders, including the rate of return on those cash flows compared to an implied market return on equity required by market participants, or other uncertainties surrounding our ability to realize the full NAV of our interests in the investment fund.

Pursuant to our internal valuation process and the requirements under the 1940 Act, we perform valuation procedures on our investments in each LMM portfolio company once a quarter. In addition to our internal valuation process, in arriving at estimates of fair value for our investments in our LMM portfolio companies, we, among other things, consult with a nationally recognized independent advisor. The nationally recognized independent advisor is generally consulted relative to the our investments in each LMM portfolio company at least once in every calendar year, and for our investments in new LMM portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, we may determine that it is not cost-effective, and as a result is not in our stockholders’ best interest, to consult with the nationally recognized independent advisor on our investments in one or more LMM portfolio companies. Such instances include, but are not limited to, situations where the fair value of the our investment in a LMM portfolio company is determined to be insignificant relative to the total Investment Portfolio. We consulted with our independent advisor in arriving at our determination of fair value on our investments in a total of two LMM portfolio companies for the year ended December 31, 2014, representing approximately 8.2% of the total LMM portfolio at fair value as of December 31, 2014 and on a total of zero LMM portfolio companies for the year ended December 31, 2013, representing approximately 0.0% of the total LMM portfolio at fair value as of December 31, 2013.

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

Interest Income

Interest income is recorded on the accrual basis to the extent amounts are expected to be collected. Prepayment penalties received by us are recorded as income upon receipt. Accrued interest is evaluated for collectability. When a debt security becomes 90 days or more past due and we do not expect the debtor to be able to service all of its debt or other obligations, the debt security will generally be placed on non-accrual status, and we will cease recognizing interest income on that debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. Additionally, if a debt security has deferred interest payment terms and we become aware of a deterioration in the credit quality, we will evaluate the collectability of the deferred interest payment. If it is determined that the deferred interest in unlikely to be collected, we will place the security on non-accrual status and cease recognizing interest income on that debt security until the borrower has demonstrated the ability and intent to pay the contractual amounts due. If a debt security’s status significantly improves with respect to the debtor’s ability to service the debt or other obligations, or if a debt security is fully impaired, sold or written off, it will be removed from non-accrual status. As of December 31, 2014 and December 31, 2013, we did not have any investments that were more than 90 days past due. As of December 31, 2014 and December 31, 2013, we had two and zero investments, respectively on non-accrual status. The investments on non-accrual status as of December 31, 2014 represent two loans to one portfolio company, which experienced a significant decline in credit quality raising doubt around our ability to collect the principal and interest contractually due. All interest due under these investments was deferred, with no current interest payments required to be made. Given the credit deterioration, no interest income has been recognized on these investments during the year ended December 31, 2014. Aside from these two investments on non-accrual status as of December 31, 2014, we are not aware of any material changes to the creditworthiness of the borrowers underlying its debt investments.

From time to time, we may hold debt instruments in our investment portfolio that contain a payment-in-kind (“PIK”) interest provision. If these borrowers elect to pay or are obligated to pay interest under the optional PIK provision, and if deemed collectible in our judgment, then the interest would be computed at the contractual rate specified in the investment’s credit agreement, recorded as interest income and periodically added to the principal balance of the investment. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. As of December 31, 2014 and 2013 we held four and zero investments, respectively, which contained a PIK provision. As discussed above, two of the four investments with PIK payment provisions, as of December 31, 2014, were on non-accrual status and no PIK income has been recorded on these investments during the year ended December 31, 2014. For the years ended December 31, 2014, 2013 and 2012, we capitalized $274,000, $80,000 and $25,000, respectively, of PIK interest income.

Unearned Income – Original Issue Discount / Premium to Par Value

We purchased some of our debt investments for an amount different than their respective principal values. For purchases at less than par value a discount is recorded at acquisition, which is accreted into interest income based on the effective interest method over the life of the debt investment. For investments purchased at greater than par value, a premium is recorded at acquisition, which is amortized as a reduction to interest income based on the effective interest method over the life of the investment. Upon repayment or sale, any unamortized discount or premium is also recognized into interest income. For the years ended December 31, 2014, 2013 and 2012, we accreted approximately a net $1.1 million, $194,000 and $146,000 respectively, into interest income.

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

As of December 31, 2014 and December 31, 2013, the Adviser and Sub-Adviser incurred approximately $6.8 million and $4.3 million, respectively, of Offering costs on the Company’s behalf. Upon the execution of the Advisory Agreement and Sub-Advisory Agreement, on May 31, 2012, we recorded a due to affiliates liability and capitalized the deferred Offering costs as it is expected that aggregate gross proceeds from the Offering will be in an amount that will require us to reimburse the Advisers for these costs. As of December 31, 2014, the balance of the due to affiliate liability related to organizational and Offering costs was $2.4 million. On a regular basis, management reviews capital raise projections to evaluate the likelihood of the capital raise reaching a level that would require us to reimburse the Adviser for the offering costs incurred on the Company's behalf. Based on the $6.8 million of offering costs incurred by the Adviser through December 31, 2014, we would have to raise approximately $453.3 million to be obligated to reimburse the Adviser for all of these costs. Commencing with our initial closing, which occurred on September 17, 2012, and continuing with every closing thereafter, 1.5% of the proceeds of such closings will be amortized as a charge to additional paid in capital and a reduction of deferred Offering costs, until such asset is fully amortized. From inception through December 31, 2014, approximately $4.4 million has been amortized. We expect to reimburse the Advisers for such costs incurred on our behalf on a monthly basis up to a maximum aggregate amount of 1.5% of the gross Offering proceeds. Pursuant to the terms of the Advisory Agreement and Sub-Advisory Agreement, the Adviser and Sub-Adviser will be responsible for the payment of organizational and Offering expenses to the extent they exceed 1.5% of gross proceeds from the Offering.

PORTFOLIO INVESTMENT COMPOSITION

Our private placement portfolio investments primarily consist of direct or secondary purchases of interest-bearing debt securities in companies that are generally larger in size than the LMM companies included in our LMM portfolio. While our privately placed portfolio debt investments are generally secured by a first priority lien, 18.5% of our investments are secured by second priority liens.

Our current LMM portfolio consists of secured debt investments, of which 67.9% and 2.9% are secured by first and second liens, respectively, on the assets of the portfolio companies and 29.2% are equity investments, in privately held, LMM companies. The LMM debt investments generally bear interest at fixed rates and generally mature between five and seven years from the original investment date. However, since we purchased some of these investments subsequent to their original investment dates, the maturities range from approximately one to five years. The LMM equity investments represent an equity position or the right to acquire an equity position through warrants.

Our Private Loan portfolio primarily consists of investments in interest-bearing debt securities in companies that are consistent with the size of companies in our LMM portfolio or our private placement portfolio, but are investments which have been originated through strategic relationships with other investment funds on a collaborative basis. Our Private Loan portfolio consists of secured debt investments, of which 74.9% are secured by first priority liens on the assets of the portfolio companies and typically have a term of between three and seven years from the original investment date.

Our Other Portfolio investments primarily consist of investments which are not consistent with the typical profiles for LMM, private placement and Private Loan portfolio investments, including investments which may be managed by third parties. In the Other Portfolio investments, we may incur indirect fees and expenses in connection with investments managed by third parties, such as investments in other investment companies or private funds.

During the year ended December 31, 2014, we funded investment purchases of approximately $477.5 million and had eleven investments under contract to purchase as of December 31, 2014, for approximately $50.5 million, which settled or are scheduled to settle after December 31, 2014. We also received proceeds from sales and repayments of existing portfolio investments of approximately $96.3 million including $32.9 million in full prepayment and $58.9 million in sales. Additionally, we had three investments under contract to sell as of December 31, 2014, for approximately $3.0 million, which represents the contract sales price. The combined result of which increased our portfolio, on a cost basis, by approximately $421.2 million, or 634.2%, and the number of portfolio investments by 43, or 65%, compared to the portfolio as of December 31, 2013. As of December 31, 2014, the largest investment in an individual portfolio company represented approximately 2.1% of our portfolio’s fair value with the remaining investments ranging from 0.01% to 2.0%. The average investment in our portfolio is approximately $4.3 million or 0.9% of the total portfolio. As a result of the aforementioned transactions our portfolio has become increasingly diversified across individual portfolio investments, geographic regions, and industries. Further, our portfolio investment composition is comprised of 79.1% first lien debt securities, 18.0% second lien debt securities, with the remainder in unsecured debt investments and equity investments. First lien debt securities have priority over subordinated or other unsecured debt owed by the issuer with respect to the collateral pledged as security for the loan. Due to the priority of first lien investments, these generally have lower yields than lower priority, less secured investments.

During the year ended December 31, 2013, we made investment purchases of approximately $57.9 million and had 9 investments under contract to purchase as of December 31, 2013 for approximately $8.8 million, which settled after December 31, 2013 . We also received proceeds from sales and repayments of existing portfolio investments of approximately $16.6 million including $7.1 million in full repayment and $7.7 million in sales and had no investments under contract to sell as of December 31, 2013.

See “— Portfolio Asset Quality” for further discussion of the investment rating system. The result of the aforementioned transactions further diversified our geographic and industry concentrations and based upon our investment rating system, the weighted average rating of our LMM was approximately 3.0 and 1.5 as of December 31, 2014 and 2013, respectively. Lastly, the overall weighted average effective yield on our investment portfolio has increased from 7.5% at December 31, 2013 to 8.1% as of December 31, 2014.

Summaries of the composition of our total investment portfolio at cost and fair value are shown in the following tables (this information excludes Other Portfolio investments):

	December 31, 2014				December 31, 2013
Cost:	LMM	Private Loan	Private Placement	Total	LMM	Private Loan	Private Placement	Total
First Lien Secured Debt	67.9%	76.2%	80.8%	79.4%	100.0%	100.0%	96.2%	96.3%
Second Lien Secured Debt	2.9%	23.8%	18.6%	18.1%	—%	—%	3.8%	3.7%
Equity	29.0%	—%	—%	2.0%	—%	—%	—%	—%
Equity warrants	0.2%	—%	—%	—%	—%	—%	—%	—%
Unsecured Debt	—%	—%	0.6%	0.5%	100.0%	—%	—%	—%
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	December 31, 2014				December 31, 2013
Fair Value:	LMM	Private Loan	Private Placement	Total	LMM	Private Loan	Private Placement	Total
First Lien Secured Debt	67.9%	74.9%	80.9%	79.4%	100.0%	100.0%	96.2%	96.3%
Second Lien Secured Debt	2.9%	25.1%	18.5%	18.0%	—%	—%	3.8%	3.7%
Equity	29.0%	—%	—%	2.1%	—%	—%	—%	—%
Equity warrants	0.2%	—%	—%	—%	—%	—%	—%	—%
Unsecured Debt	—%	—%	0.6%	0.5%	100.0%	—%	—%	—%
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

The following tables show our total investment portfolio composition by geographic region of the Unites States at cost and fair value as a percentage of the total portfolio. The geographic composition is determined by the location of the corporate headquarters of the portfolio company (dollars in thousands) (since the Other Portfolio investment does not represent a single geographic region, this information excludes Other Portfolio investments):

	December 31, 2014
	Investments at Cost	Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Northeast	$128,556	26.5%	$127,734	27.0%
Southeast	116,737	24.0%	116,803	24.7%
West	77,402	15.9%	73,993	15.7%
Southwest	85,291	17.5%	77,183	16.3%
Midwest	57,270	11.8%	56,970	12.1%
Non-United States	20,773	4.3%	$19,604	4.2%
Total	$486,029	100.0%	$472,287	100.0%

	December 31, 2013
	Investments at Cost	Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Northeast	$20,459	30.8%	$20,611	30.8%
Southeast	11,674	17.6%	11,771	17.6%
West	9,254	13.9%	9,358	14.0%
Southwest	9,545	14.4%	9,645	14.4%
Midwest	11,569	17.4%	11,575	17.3%
Non-United States	3,909	5.9%	3,922	5.9%
Total	$66,410	100.0%	$66,882	100.0%

The following tables show our total investment portfolio composition of portfolio investments by industry at cost and fair value (since the Other Portfolio investment does not represent a single industry, this information excludes Other Portfolio investments ).

	Cost		Fair Value
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Media	9.4%	6.7%	9.2%	6.7%
Hotels, Restaurants, and Leisure	7.5%	5.4%	7.6%	5.4%
IT Services	7.1%	11.2%	7.1%	11.3%
Food Products	5.1%	1.5%	5.1%	1.4%
Oil, Gas, and Consumable Fuels	5.6%	4.7%	4.7%	4.7%
Diversified Consumer Services	4.5%	4.1%	4.6%	4.1%
Auto Components	3.8%	2.2%	3.9%	2.2%
Health Care Providers and Services	3.7%	5.6%	3.8%	5.6%
Software	3.7%	3.7%	3.8%	3.7%
Construction and Engineering	3.5%	—%	3.7%	—%
Chemicals	3.0%	1.9%	3.1%	1.9%
Machinery	3.0%	—%	3.1%	—%
Internet Software and Services	2.9%	5.9%	3.0%	5.9%
Electronic Equipment, Instruments & Components	2.6%	3.0%	2.7%	3.0%
Energy Equipment and Services	3.3%	3.7%	2.7%	3.8%
Specialty Retail	2.5%	6.6%	2.4%	6.6%
Commercial Services and Supplies	2.3%	2.9%	2.3%	2.9%
Textiles, Apparel, & Luxury Goods	2.1%	4.0%	2.2%	4.0%
Pharmaceuticals	2.1%	—%	2.2%	—%
Tobacco	1.7%	—%	1.8%	—%
Marine	1.6%	—%	1.7%	—%
Leisure Equipment and Products	1.6%	2.2%	1.6%	2.2%
Metals and Mining	1.6%	1.4%	1.6%	1.3%
Distributors	1.6%	—%	1.6%	—%
Household Products	1.6%	—%	1.6%	—%
Internet and Catalog Retail	1.5%	2.2%	1.5%	2.2%
Aerospace and Defense	1.4%	1.7%	1.4%	1.7%
Health Care Equipment and Supplies	1.4%	1.5%	1.4%	1.5%
Diversified Telecommunication Services	1.4%	—%	1.4%	—%
Insurance	1.3%	—%	1.4%	—%
Automobiles	1.2%	—%	1.3%	—%
Professional Services	1.2%	2.8%	1.2%	2.7%
Healthcare Technology	1.0%	—%	1.0%	—%
Air Freight & Logistics	0.6%	—%	0.7%	—%
Containers and Packaging	0.5%	—%	0.5%	—%
Consumer Finance	0.5%	—%	0.5%	—%
Life Sciences Tools and Services	0.3%	2.2%	0.3%	2.2%
Electric Utilities	0.3%	1.3%	0.3%	1.3%
Advertising	—%	1.0%	—%	1.1%
Communications Equipment	—%	1.3%	—%	1.3%
Electrical Equipment	—%	2.2%	—%	2.2%
Food & Staples Retailing	—%	1.5%	—%	1.5%
Restaurants	—%	2.3%	—%	2.3%
Thrifts & Mortgage Finance	—%	1.1%	—%	1.1%
Data Processing and Outsourced Services	—%	2.2%	—%	2.2%
Total	100.0%	100.0%	100.0%	100.0%

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

PORTFOLIO ASSET QUALITY

As of December 31, 2014, we owned a diversified portfolio of 109 investments in 96 companies representing a wide range of industries. We believe that this diversity adds to the structural protection of the portfolio, revenue sources, income, cash flows and dividends. The portfolio included the following:

▪
77 debt investments in 75 private-placement portfolio companies with an aggregate fair value of approximately $391.0 million and a cost basis of approximately $402.9 million. The private placement portfolio had a weighted average annual effective yield of approximately 8.0% and 80.9% of the investments were secured by first priority liens. Further, 88.8% of the private placement investments contain variable rates, though a majority of the investments with variable rates are subject to contractual minimum base interest rates between 100 and 150 basis points.

▪
11 debt investments in 9 Private Loan portfolio companies with an aggregate fair value of approximately $47.7 million and a cost basis of approximately $49.5 million. The Private Loan portfolio had a weighted average annual effective yield of approximately 9.7%, which is calculated assuming the investments on non-accrual status are non-yielding, and 74.9% of the Private Loan investments were secured by first priority liens. Further, 70.5% of the Private Loan investments contain variable rates, though a majority of the investments with variable rates are subject to contractual minimum base interest rates between 100 and 150 basis points.

▪
11 debt investments in 11 LMM portfolio companies with an aggregate fair value and cost basis of approximately $23.8 million. The LMM debt investments had a weighted average annual effective yield of approximately 11.3% and 95.9% of the debt investments were secured by first priority liens. Further, 59.9% of the LMM debt investments are fixed rate investments with fixed interest rates between 9.00% to 12.00%. Two LMM debt investments, representing approximately 40.1% of the LMM debt investments, have variable interest rate subject to a contractual minimum base interest rate of 100 basis points.

▪	8 equity investments and 2 equity warrant investments in 8 LMM portfolio companies and 1 Other portfolio company with an aggregate fair value and cost basis of approximately $11.4 million.

Overall, our investment portfolio had a weighted average effective yield of approximately 8.1%, and 79.1% of the investments were secured by first-priority liens.

As of December 31, 2014, none of our investments were in default. As of December 31, 2014, we had two investments, in one portfolio company, on non-accrual status which comprised approximately 0.4% of the total Investment Portfolio at fair value and 0.8% of the total Investment Portfolio at cost. This borrower went into default in January of 2015. As of December 31, 2013, none of our investments were in default. For those investments in which S&P credit ratings are available, approximately 58.7% of the portfolio, the portfolio had a weighted average effective credit rating of B.

We utilize a rating system developed by our Sub-Adviser to rate the performance of each LMM portfolio company. The investment rating system takes into consideration various factors, including, but not limited to, each investment’s expected level of returns, collectability, comparisons to competitors and other industry participants, and the portfolio company’s future outlook.

•	Investment Rating 1 represents a LMM portfolio company that is performing in a manner which significantly exceeds expectations.

•	Investment Rating 2 represents a LMM portfolio company that, in general, is performing above expectations.

•	Investment Rating 3 represents a LMM portfolio company that is generally performing in accordance with expectations. All new LMM portfolio investments receive an initial Investment Rating 3.

•	Investment Rating 4 represents a LMM portfolio company that is underperforming expectations, requiring increased monitoring and scrutiny by us.

•
Investment Rating 5 represents a LMM portfolio company that is significantly underperforming, requiring heightened levels of monitoring and scrutiny by us and involves the recognition of significant unrealized depreciation on such investment.

The following table shows the distribution of our LMM portfolio investments on the 1 to 5 investment rating scale at fair value as of December 31, 2014 and December 31, 2013 (dollars in thousands):

	December 31, 2014		December 31, 2013
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
1	$—	—%	$750	50.0%
2	750	2.2%	750	50.0%
3	31,996	95.2%	—	—%
4	870	2.6%	—	—%
5	—	—	—	—%
Totals	$33,616	100.0%	$1,500	100.0%

Based upon the investment rating system, the weighted average rating of our LMM portfolio at fair value as of December 31, 2014 and December 31, 2013, was approximately 3.0 and 1.5, respectively.

DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS COMPARISONS FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Total Investment Income, Operating Expenses, Net Assets

For the years ended December 31, 2014 and 2013, our total investment income was approximately $19.2 million and $2.8 million, respectively, consisting predominately of interest income. As of December 31, 2014 the portfolio had a weighted average annual effective yield on investments of approximately 8.1% compared to 7.5% as of December 31, 2013, and our average investment portfolio for the year ended December 31, 2014 was $258.9 million compared to $33.7 million for the year ended December 31, 2013. Additionally, during the years ended December 31, 2014 and 2013, we accreted approximately $1.1 million and $194,000, respectively, of unearned income into interest income. The increase in interest income is primarily due to the growth in our total portfolio resulting from the investment of additional equity capital raised and borrowings under our Syndicated Credit Facility and HMS Funding Facility. We expect further increases in investment income in future periods due to (i) a growing base of portfolio company investments, and (ii) investments being held for the entire period relative to incremental net investment activity during each quarter. The increase in yield is largely due to the additional investments in LMM and Private Loan companies during the year, which are higher yielding than the private placement investments.

For the year ended December 31, 2014, expenses, net of base management fee, incentive fee and administrative services expenses waivers and expense support payment, were approximately $8.0 million as compared to expenses of approximately $1.1 million for the year ended December 31, 2013. The increase in expenses is primarily due to an increases in management fees (net of fee waivers) of $3.8 million, interest expense of $2.9 million, professional fees expense of $117,000, other general and administrative expense of $355,000. Interest expense increased due to an increase in the average borrowings during the period. Average borrowings were $89.8 million for the year ended December 31, 2014 compared to $9.7 million for the year ended December 31, 2013. Additionally, interest expense was higher for the year ended December 31, 2014, due to the increase in amortization of deferred financing costs as a result of costs paid in connection with the Syndicated Credit Facility and the HMS Funding Facility. As of December 31, 2014 and December 31, 2013, the interest rate on borrowings was approximately 3%. Professional fees increased due to additional legal costs related to the share repurchase program and the application for exemptive relief. Other general and administrative expenses increased due to additional banking costs, trade costs and other costs associated with the increase in the overall portfolio size. During the year, we entered into an expense support and conditional reimbursement agreement with our Adviser, in which the Adviser agreed to pay us an amount necessary to achieve a reasonable level of expenses in relation to investment income. Pursuant to this agreement, the Adviser made a payment to us during year ended December 31, 2014 for $328,000, reducing our expenses, compared to an expense support payment of $153,000 made to us during the year ended December 31, 2013.

During the year ended December 31, 2013, all management and incentive fees were waived. Beginning January 1, 2014, our Sub-Adviser no longer waived its fees, except the subordinated incentive fee on income for the period October 1, 2014 to December 31, 2104, totaling approximately $226,000, which the Sub-Adviser has agreed to waive. The Adviser waived its fees in 2014 in an amount necessary for distributions declared to not represent a return of capital for federal tax purposes. For the year ended December 31, 2014, the base management and incentive fees, net of fee waivers, were approximately $3.8 million compared to a net fee of zero for the year ended December 31, 2013.

For the year ended December 31, 2014, the net decrease in net assets resulting from operations (gross of stockholder distributions declared) was approximately $3.0 million. The decrease was attributable to net investment income of approximately $11.2 million, realized gains of approximately $20,000, and offset unrealized depreciation on investments of approximately $14.2 million. The unrealized depreciation on investments in our portfolio was primarily driven by the decline in the fair value of two investments, in one portfolio company, which went into default after December 31, 2014, and the recent impact of broad price declines in the high yield bond and leveraged loan markets and the effect of declining oil prices on our investments in companies in the oil and gas sector. While these macroeconomic events have impacted our investment valuations, management believes that these valuation declines are generally not indicative of a decline in credit quality.

For the year ended December 31, 2013, the net increase in net assets was approximately $2.2 million. The increase was primarily attributable to net investment income of approximately $1.7 million, realized gains of approximately $27,000 and unrealized appreciation on investments of approximately $421,000.

RESULTS COMPARISONS FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

Total Investment Income, Operating Expenses, Net Assets

For the years ended December 31, 2013 and 2012, our total investment income was approximately $2.8 million and $1.9 million, respectively, consisting predominately of interest income. As of December 31, 2013, the portfolio had a weighted average annual effective yield on investments of approximately 7.5% compared to 9.9% as of December 31, 2012, and our average investment portfolio for the year ended December 31, 2013 was $33.7 million compared to $16.4 million for the year ended December 31, 2012. The increase in interest income is primarily due to the growth in our total portfolio resulting from the investment of additional equity capital raised and borrowings under our Syndicated Credit Facility offset by the decline in the effective yield on investments. The decline in yield is largely due to the repayment of four LMM investments in 2013, which are higher yielding than the private placement investments. The decline in yield is also attributable to an overall lower interest rate environment. Additionally, during the year ended December 31, 2013, we recognized $80,000 of PIK interest income compared to $25,000 for the same period in 2012. This increase is largely due to an investment which had a technical default during the period, resulting in additional PIK interest being earned. This investment was sold in the fourth quarter of 2013.

For the year ended December 31, 2013, expenses, net of base management fee, incentive fee and administrative services expenses waivers and expense support payment, were approximately $1.1 million as compared to expenses of approximately $739,000 for the year ended December 31, 2012. The increase in expenses is primarily due to an increase in interest expense of $103,000, professional fees expense of $160,000, other general and administrative expense of $126,000. Interest expense increased due to an increase in the average borrowings during the period. Average borrowings were $9.7 million for the year ended December 31, 2013 compared to $7.2 million for the year ended December 31, 2012. As of December 31, 2013 and December 31, 2012, the interest rate on borrowings was approximately 3%. The average borrowing rate for the year ended December 31, 2012 was LIBOR plus 2.85% compared to the borrowing rate in effect for the year ended December 31, 2013 of LIBOR plus 2.75%. Professional fees increased due to additional legal costs related to the share repurchase program and the application for exemptive relief. Other general and administrative expenses increased due to additional banking costs, trade costs and other costs associated with the increase in the overall portfolio size. During the year ended December 31, 2013, we entered into an expense support and conditional reimbursement agreement with our Adviser, in which the Adviser agreed to pay us an amount necessary to achieve a reasonable level of expenses in relation to investment income. Pursuant to this agreement, the Adviser made a payment to us for $153,000, reducing our expenses. The Adviser did not make an expense support payment in 2012.

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

RESULTS COMPARISONS FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

Liquidity and Capital Resources

Cash Flows

For the year ended December 31, 2014, we experienced a net increase in cash and cash equivalents of approximately $13.5 million. During that period, approximately $365.3 million of cash was used in our operating activities, which principally consisted of a net decrease in net assets resulting from operations of approximately $3.0 million and the repayment of portfolio debt investments of $96.3 million, offset by the purchase of new portfolio debt investments of $477.5 million. During the year ended December 31, 2014, approximately $378.8 million was generated from financing activities, which principally consisted of a net $168.9 million increase in borrowings under the Syndicated Credit Facility and HMS Funding Facility, and $217.9 million in net Offering proceeds received, offset by $5.1 million in cash distributions paid to stockholders and $2.7 million paid for financing costs related to the Syndicated Credit Facility amendment and HMS Funding Facility entered into during the year ended December 31, 2014.

For the year ended December 31, 2013, we experienced a net increase in cash and cash equivalents of approximately $4.5 million. During that period, approximately $36.5 million of cash was used in our operating activities, which principally consisted of a net increase in net assets resulting from operations of approximately $2.2 million and the repayment of portfolio debt investments of $16.6 million, offset by the purchase of new portfolio debt investments of $57.9 million. During the year ended December 31, 2013, approximately $41.0 million was generated from from financing activities, which principally consisted of a net $7.0 million increase in borrowings under the Syndicated Credit Facility and $35.3 million in net Offering proceeds received, offset by and $1.2 million in cash distributions paid to stockholders.

For the year ended December 31, 2012, we experienced a net increase in cash and cash equivalents of approximately $890,000. During that period, approximately $1.3 million of cash was generated from our operating activities, which principally consisted of a net increase in net assets resulting from operations of approximately $1.2 million and the repayment of portfolio debt investments of $9.7 million, offset by the purchase of new portfolio debt investments of $9.1 million. During the year ended December 31, 2012, approximately $384,000 was used in in financing activities, which principally consisted of a net $500,000 decrease in borrowings, $1.3 million in net Offering proceeds received, and $1.0 million in cash distributions paid to stockholders.

Initial Offering

During the year ended December 31, 2014, we raised proceeds of $253.1 million from the Offering, including proceeds from the distribution reinvestment plan, and made payments of $23.0 million for selling commissions and dealer manager fees. We also incurred an obligation for $3.8 million of Offering costs related to the Offering.

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

Distributions

The following table reflects the cash distributions per share that the Company has declared on its common stock during the year ended December 31, 2014 (in thousands except per share amounts).

	Distributions
For the Period Ended	Per Share	Amount
Three months ended December 31, 2014	$0.18	$4,658
Three months ended September 30, 2014	$0.17	$3,234
Three months ended June 30, 2014	$0.18	$2,049
Three months ended March 31, 2014	$0.17	$1,276

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

On December 18, 2014, with the authorization of the Company’s board of directors, the Company declared distributions to its stockholders for the period of January 2015 through March 2015. These distributions have been, or will be, calculated based on stockholders of record each day from January 1, 2015 through March 31, 2015 in an amount equal to $0.00191781 per share, per day (which represents an annualized distribution yield of 7% based on the Company's initial public offering price of $10.00 per share, and an annualized distribution yield of 7.18% based on the Company's current offering price of $9.75 per share, if it were maintained every day for a twelve-month period). Distributions are paid on the first business day following the completion of each month to which they relate.

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

In order to satisfy the Code requirements applicable to a RIC, we must distribute to our stockholders substantially all of our taxable income on an annual basis; however, we may elect to spillover certain excess undistributed taxable income from one tax year into the next tax year, which would require us to pay a 4% non-deductible excise tax on such excess undistributed taxable income. In 2012, we estimated approximately $117,000, or $0.09 per share, of our taxable income for 2012 which was distributed in 2013 prior to the filing of our federal income tax return for the 2012 taxable year. This was subject to the 4% nondeductible excise tax. In 2013, we estimated that approximately $7,000, or $0.001 per share, of our taxable income for 2013 was distributed in 2014, prior to the filing of our federal income tax return for our 2013 taxable year. None of this was subject to the 4% nondeductible excise tax as the Company distributed enough to eliminate an excise tax liability. In 2014, we estimated that approximately $59,000, or $0.0019 per share, of our taxable income for 2014 will be distributed in 2015, prior to the filing of our federal income tax return for our 2014 taxable year. We anticipate none of this will be subject to the 4% nondeductible excise tax. In order to avoid excise tax, we need to distribute, during each calendar year an amount at least equal to the sum of (1) 98.0% of our net ordinary income for the calendar year, (2) 98.2% of our capital gain in excess of capital loss for the calendar year and (3) any net ordinary income and net capital gain for the preceding year that was not distributed during such year and on which we paid no U.S. federal income tax.

Capital Resources

As of December 31, 2014, we had approximately $19.9 million in cash and cash equivalents and our net asset value totaled approximately $260.1 million equating to approximately $8.40 per share. The change from the December 31, 2013 net asset value per share of $8.91 was largely due to the unrealized depreciation on investments in the portfolio. The unrealized depreciation on investments in our portfolio was primarily driven by the decline in the fair value of two investments in one portfolio company, which went into default after December 31, 2014, and the recent impact of broad price declines in the high yield bond and leveraged loan markets and the effect of declining oil prices on our investments in the oil and gas sector. While these macroeconomic events have impacted our investment valuations, management believes that these valuation declines are generally not indicative of a decline in credit quality.

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

On March 11, 2014, we entered into a $70 million senior secured revolving credit facility with Capital One (the "Syndicated Credit Facility"), as the administrative agent, and with Capital One and the other banks, (the "Lenders"). This Syndicated Credit Facility amends and restates the Credit Facility in its entirety. Borrowings under the Syndicated Credit Facility bear interest, subject to the Company’s election, on a per annum basis equal to (i) the adjusted LIBOR rate plus 2.75% or (ii) the base rate plus 1.75%. The base rate is defined as the higher of (a) the prime rate or (b) the Federal Funds Rate (as defined in the credit agreement) plus 0.5%. The adjusted LIBOR rate is defined in the credit agreement for the Syndicated Credit Facility as the LIBOR rate plus such amount as adjusted for statutory reserve requirements for Eurocurrency liabilities. We pay unused commitment fees of 0.25% per annum on the unused lender commitment under the Syndicated Credit Facility if more than 50% of the Syndicated Credit Facility is being used and a commitment fee of 0.375% per annum on the unused lender commitments under the Syndicated Credit Facility if less than 50% of the Syndicated Credit Facility is being used. On May 30, 2014, we entered into the First Amendment (the “First Amendment”) to the Syndicated Credit Facility. The First Amendment provides for, among other things, the creation of certain of our structured subsidiaries (the “Structured Subsidiaries”), which are not guarantors under the Syndicated Credit Facility and which will be permitted to incur debt outside of the Syndicated Credit Facility, subject to certain conditions. The assets of the Structured Subsidiaries are not considered collateral under the Syndicated Credit Facility. The First Amendment contains additional covenants such as maintaining a minimum consolidated tangible net worth, excluding Structured Subsidiaries, limitations regarding industry concentration and an anti-hoarding provision to protect the collateral under the Syndicated Credit Facility. On September 22, 2014, we entered into a Second Amendment (“Second Amendment”) to the Syndicated Credit Facility. The Second Amendment increases the revolver commitments by the amount of $35 million, from $70 million to $105 million. The Syndicated Credit Facility has an accordion provision allowing borrowing capacity to increase up to $150 million.

Borrowings under the Syndicated Credit Facility are secured by all of our assets, except the assets of Structured Subsidiaries, as well as all of the assets of, and a pledge of equity ownership interests in, any of our future subsidiaries, which would be joined as guarantors. The credit agreement for the Syndicated Credit Facility contains affirmative and negative covenants usual and customary for credit facilities of this nature, including, but not limited to, maintaining a certain interest coverage ratio and asset coverage ratio, maintaining a minimum consolidated tangible net worth, excluding the Structured Subsidiaries, limitations regarding industry concentration and anti-hoarding provisions to protect the collateral under the Syndicated Credit Facility. Further, the credit agreement contains usual and customary default provisions including, without limitation: (i) a default in the payment of interest and principal; (ii) insolvency or bankruptcy; (iii) a material adverse change in our business; or (iv) breach of any covenant, representation or warranty in the loan agreement or other credit documents and failure to cure such breach within defined periods. Additionally, the Syndicated Credit Facility requires us to obtain written approval from the administrative agent prior to entering into any material amendment, waiver or other modification of any provision of the Advisory Agreement. As of December 31, 2014, we were not aware of any instances of noncompliance with covenants related to the Syndicated Credit Facility. The maturity date of the Syndicated Credit Facility is March 11, 2017, and the Company has two, one-year extension options subject to Lender approval.

On June 2, 2014, our wholly-owned Structured Subsidiary, HMS Funding I LLC, a Delaware limited liability company (“HMS
Funding”), entered into a credit agreement (the “HMS Funding Facility”) among HMS Funding, as borrower, the Company, as equityholder and as servicer, Deutsche Bank AG, New York Branch (“Deutsche Bank”), as administrative agent, the financial institutions party thereto as lenders (together with Deutsche Bank, the “HMS Funding Lenders”), and U.S. Bank National Association (the "Collateral Agent"), as collateral agent and collateral custodian. The HMS Funding Facility provided for an initial borrowing capacity of $50 million, subject to certain limitations, including limitations with respect to HMS Funding’s investments, as more fully described in the HMS Funding Facility. On July 22, 2014, HMS Funding, the Company, Deutsche Bank and the Collateral Agent, entered into Amendment No. 1 to the HMS Funding Facility, pursuant to which the borrowing capacity under the HMS Funding Facility was increased to $100 million. On December 3, 2014, HMS Funding, the Company, Deutsche Bank and the Collateral Agent entered into Amendment No. 2 to the HMS Funding Facility, pursuant to which the borrowing capacity under the HMS Funding Facility was increased to $125 million. On February 4, 2015, HMS Funding, the Company, Deutsche Bank and the Collateral Agent entered into Amendment No. 3 to the HMS Funding Facility, pursuant to which the borrowing capacity under the HMS Funding Facility was increased to $200 million. At HMS Funding’s request and upon approval by the HMS Funding Lenders, the maximum borrowings under the HMS Funding Facility can be increased with by up to an additional $50 million, in the aggregate, subject to certain limitations contained in the HMS Funding Facility, for a total maximum capacity of $250 million. We contribute certain assets to HMS Funding from time to time, as permitted under the Syndicated Credit Facility, as collateral to secure the HMS Funding Facility. The HMS Funding Facility matures on June 3, 2019.

Under the HMS Funding Facility, interest is calculated as the sum of the one-month LIBOR plus the applicable margin of 2.75%. The HMS Funding Facility provides for a revolving period until December 3, 2016, unless otherwise extended with the consent of the HMS Funding Lenders. The amortization period begins the day after the last day of the revolving period and ends on the maturity date. During the amortization period, HMS Funding cannot borrow any remaining unfunded commitment, the applicable margin will increase by 0.25%, and a portion of interest income and all principal collections are applied to the outstanding loan balance. Any outstanding loan balance is due on the maturity date. Additionally, HMS Funding will pay a utilization fee equal to 2.75% of the undrawn amount of the required utilization, which for the first 90 days of the facility was 25% of the loan commitment amount and 75% thereafter until the end of the revolving period. HMS Funding also pays an undrawn fee on the amount of commitments of 0.65% per annum, depending on the utilization of the loan commitment amount. A loan commitment amount subject to the utilization fee will not be subject to the undrawn fee.

HMS Funding’s obligations under the HMS Funding Facility are secured by a first priority security interest in its assets, including all of the present and future property and assets of HMS Funding. The HMS Funding Facility contains affirmative and negative covenants usual and customary for credit facilities of this nature, including, but not limited to maintaining a positive tangible net worth, limitations on industry concentration and complying with all applicable laws. The HMS Funding Facility contains usual and customary default provisions including, without limitation: (i) a default in the payment of interest and principal; (ii) insolvency or bankruptcy of the Company; (iii) the occurrence of a change of control; or (iv) any uncured breach of a covenant, representation or warranty in the HMS Funding Facility. As of December 31, 2014, we are not aware of any instances of noncompliance with covenants related to the HMS Funding Facility.

As of December 31, 2014, we had approximately $87.9 million outstanding and $17.1 million available under our Syndicated Credit Facility, and approximately $95.0 million outstanding and $30.0 million available under the HMS Funding Facility, both of which we estimated approximated fair value and subject to certain limitations and the asset coverage restrictions under the 1940 act.

During the year ended December 31, 2014, we raised proceeds of approximately $253.1 million from the Offering, including proceeds from the distribution reinvestment plan, and made payments of $23.0 million for selling commissions and dealer manager fees. We also incurred an obligation of $3.8 million of Offering costs related to the Offering.

We anticipate that we will continue to fund our investment activities through existing cash, capital raised from our Offering, and borrowings on our Syndicated Credit Facility and HMS Funding Facility. Our primary uses of funds in both the short-term and long-term will be investments in portfolio companies, operating expenses and cash distributions to holders of our common stock.

In addition, as a BDC, we generally are required to meet a coverage ratio of total assets to total senior securities, which include borrowings and any preferred stock we may issue in the future, of at least 200%. As of December 31, 2014 and December 31, 2013, our asset coverage ratio under BDC regulations was 242% and 443% respectively. This requirement limits the amount that we may borrow. As of December 31, 2014, due to these limitations, we had capacity under our Syndicated Credit Facility and HMS Funding Facility to borrow up to $47.1 million.

Although we have been able to secure access to potential additional liquidity, through proceeds from the Offering and also by entering into the Syndicated Credit Facility and HMS Funding Facility, there is no assurance that equity or debt capital will be available to us in the future on favorable terms, or at all.

 Related-Party Transactions and Agreements

We have entered into agreements with the Adviser, the Sub-Adviser and the Dealer Manager, whereby we pay certain fees and reimbursements to these entities. These include payments to the Dealer Manager for selling commissions and the Dealer Manager fee and payments to our Adviser for reimbursement of Offering costs. In addition, we make payments for certain services that include, but are not limited to, the identification, execution, and management of our investments and also the management of our day-to-day operations provided to us by our Adviser and Sub-Adviser, pursuant to various agreements that we have entered into. See Note 9-Related Party Transactions and Arrangements to the financial statements included elsewhere in this annual report on Form 10-K for additional information regarding related party transactions.

Contractual Obligations

As of December 31, 2014, we had $182.9 million in borrowings outstanding under the Syndicated Credit Facility and HMS Funding Facility. Unless extended, the Syndicated Credit Facility will expire March 11, 2017, and the HMS Funding Facility will mature on June 3, 2019. The Syndicated Credit Facility has two, one-year extension options, with Lender approval that, if approved and exercised, would permit us to extend the maturity to March 11, 2019. See above for a description of the Syndicated Credit Facility and HMS Funding Facility.

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings at December 31, 2014 is as follows:

	Payments Due By Period (dollars in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Syndicated Credit Facility (1)	$87,864	$—	$87,864	$—	$—
HMS Funding Credit Facility (2)	$95,000	$—	$—	$95,000	$—

(1)
At December 31, 2014, $17.1 million remained available under our Syndicated Credit Facility; however, our borrowing ability is limited to the asset coverage ratio restrictions imposed by the 1940 Act, as discussed above.

(2)
At December 31, 2014, $30.0 million remained available under our HMS Funding Facility; however, our borrowing ability is limited to the asset coverage ratio restrictions imposed by the 1940 Act, as discussed above.

Recently Issued Accounting Standards

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (“ASU 2013-04”). ASU 2013-04 provides additional guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. Public companies are required to apply ASU 2013-04 prospectively for interim and annual reporting periods beginning after December 15, 2013. The adoption of this guidance did not have a material impact on our financial statements.

In June 2013, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2013-08, Financial Services—Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements (“ASU 2013-08”). ASU 2013-08 amends the criteria that define an investment company, clarifies the measurement guidance and requires certain additional disclosures. Public companies are required to apply ASU 2013-08 prospectively for interim and annual reporting periods beginning after December 15, 2013. The adoption of this guidance did not have a material impact on our financial statements.

In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-9 supersedes the revenue recognition requirements under ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the ASC. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Under the new guidance, an entity is required to perform the following five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The new guidance will significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. Additionally, the guidance requires improved disclosures as to the nature, amount, timing and uncertainty of revenue that is recognized. The new Guidance is effective for the annual reporting period beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. We are currently evaluating the impact the adoption of this new accounting standard will have on our financial statements.

In August 2014, the FASB issued ASU No. 2014-15, "Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern." The core objective of this guidance is that management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued or are available to be issued. The provisions of ASU No. 2014-15 are effective as of December 31, 2016, and early adoption is permitted. We do not expect the adoption of this update to have a material impact on our financial statements.

Off-Balance Sheet Arrangements

At December 31, 2014, we had a total of approximately $6.4 million in outstanding commitments comprised of (i) four commitments to fund revolving loans that had not been fully drawn or term loans that had not been funded and (ii) one capital commitment that had not been fully called. At December 31, 2013, we had a $300,000 outstanding commitment to fund a term loan that had not been fully drawn.

Recent Developments and Subsequent Events

From January 1, 2015 through February 28, 2015, we have raised approximately $64.3 million in the public offering. During this period, we have funded approximately $132.8 million in investments and received proceeds from repayments and dispositions of approximately $12.3 million.

On January 5, 2015, we had two investments, with one portfolio company, with a combined principal balance of $4.4 million that were scheduled to mature. The borrower on these investments failed to repay the principal and accrued interest that was due on that date. The failure to repay constituted an event of default, and we are currently working with the borrower to maximize recovery of the amounts borrowed.

On January 9, 2015, we decreased our public offering price from $10.00 per share to $9.75 per share. This decrease in the public offering price will be effective as of our January 15, 2015 weekly closing. In accordance with our share pricing policy, our board of directors determined that a reduction in the public offering price per share was warranted following a decline in our estimated net asset value per share to an amount more than 5% below our then-current net offering price. The decline in our estimated net asset value per share was primarily driven by the recent impact of broad price declines in the high yield bond and leveraged loan markets and the effect of declining oil prices on our investments in companies in the oil and gas sector. As a result of the decrease in our public offering price per share, our maximum combined sales commission and dealer manager fee per share and the net proceeds per share will correspondingly decrease from $1.00 to $0.97 and $9.00 to $8.78, respectively.

Effective as of February 3, 2015, our board of directors elected David M. Covington to the newly created position of Chief Accounting Officer and Treasurer of the Company and the general partner of the Adviser. In these positions, Mr. Covington is responsible for the oversight of the treasury, accounting, financial reporting and SEC reporting functions. He is also responsible for establishing the companies’ accounting policies and ensuring compliance with those policies.

On February 4, 2015, our wholly-owned Structured Subsidiary, the Company, Deutsche Bank and the Collateral Agent entered into the Third Amendment to the HMS Funding Facility increasing the borrowing capacity to $200 million. No other terms or conditions were modified as a result of this agreement.

On February 12, 2015, we filed a tender offer statement on Schedule TO with the SEC, to commence an offer by the Company to purchase, as approved by the board of directors, 400,571.32 shares of the Company's issued and outstanding common stock, par value $0.001 per share. The offer is for cash at a purchase price equal to the net asset value per share to be determined within 48 hours of the repurchase date.

On March 2, 2015, our Advisers entered into an agreement which allowed the Adviser to waive subordinated incentive fees on income that would have otherwise been payable to the Sub-Adviser for the quarter ended December 31, 2014.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, in particular changes in interest rates. Changes in interest rates may affect our interest income from portfolio investments, the fair value of our fixed income investments, and our cost of funding.

Our interest income will be affected by changes in various interest rates, including LIBOR and prime rates, to the extent any of our debt investments include floating interest rates. As of December 31, 2014, approximately 84.4% of our LMM, Private
Loan, and private placement portfolio debt investments (based on cost) contained floating interest rates, the majority of which had index floors between 100 and 150 basis points. Assuming no changes to our investment portfolio and taking into account the interest rate floors, a 1% upward change in interest rates over the next twelve months would increase our interest income from debt investments by approximately $550,000. As of December 31, 2014, one-month LIBOR was approximately 0.2%. Therefore, given that most floating rate debt investments have index floors at or above 100 basis points, a decline in interest rates by 100 basis points is not expected to result in a change to interest income.

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

Because we borrow money to make investments, our net investment income is partially dependent upon the difference between the interest rate at which we invest borrowed funds and the interest rate at which we borrow funds. In periods of rising interest rates and when we have borrowed capital with floating interest rates, then our interest expense would increase, which could increase our financing costs and reduce our net investment income, especially to the extent we hold fixed-rate debt investments. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. Pursuant to the terms of the Syndicated Credit Facility and the HMS Funding Facility, as of December 31, 2014, we had borrowed at a floating rate of LIBOR plus 2.75%. Therefore, given our current level of borrowing of $182.9 million, a 1% upward change in interest rates for the next twelve months would increase our interest expense by approximately $1.8 million, respectively. As of December 31, 2014, the LIBOR rate was less than 100 basis points. Therefore, a 1% decline in interest rates would result in interest charged on the Credit Facility equal to only the spread of 2.75%, reducing interest expense by approximately $366,000.

If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. As of December 31, 2014, we had not entered into any interest rate hedging arrangements.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
HMS Income Fund, Inc.

We have audited the accompanying consolidated balance sheets of HMS Income Fund, Inc. (a Maryland corporation) and subsidiaries (the “Company”), including the schedule of investments, as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2014 and the financial highlights (see Note 5) for each of the three years in the period ended December 31, 2014 and the period from inception (November 22, 2011) to December 31, 2011. These financial statements and financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included verification by confirmation of securities as of December 31, 2014 and 2013, by correspondence with the portfolio companies and custodians, or by other appropriate auditing procedures where replies were not received. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of HMS Income Fund, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 and the financial highlights for each of the three years in the period ended December 31, 2014 and the period from inception (November 22, 2011) to December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Houston, Texas
March 3, 2015

PART I — FINANCIAL INFORMATION

HMS Income Fund, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31, 2014	December 31, 2013
ASSETS
Portfolio investments at fair value:
Non-Control/Non-Affiliate investments (amortized cost: $465,663 and $66,410 as of December 31, 2014 and December 31, 2013, respectively)	$451,917	$66,882
Affiliate investments (amortized cost: $7,420 and zero as of December 31, 2014 and December 31, 2013, respectively)	7,424	—
Control investments (amortized cost: $14,521 and zero as of December 31, 2014 and December 31, 2013, respectively)	14,521	—
Total portfolio investments	473,862	66,882

Cash and cash equivalents	19,868	6,356
Interest receivable	4,328	399
Receivable for securities sold	3,014	—
Prepaid and other assets	338	109
Due from Main Street Capital Corporation	—	19
Deferred offering costs (net of accumulated amortization of $4,428 and $631 as of December 31, 2014 and December 31, 2013, respectively)	2,388	3,688
Deferred financing costs (net of accumulated amortization of $582 and $144 as of December 31, 2014 and December 31, 2013, respectively)	2,426	168
Total assets	$506,224	$77,621

LIABILITIES
Accounts payable and other liabilities	$246	$71
Payable for unsettled trades	6,249	2,608
Stockholder distributions payable	1,760	295
Due to affiliates	4,530	3,771
Payable for securities purchased	50,512	8,799
Notes payable	182,864	14,000
Total liabilities	246,161	29,544

Commitments and Contingencies (Note 11)

NET ASSETS
Common stock, $.001 par value; 150,000,000 shares authorized, 30,967,120 and 5,396,967 issued and outstanding as of December 31, 2014 and December 31, 2013, respectively	31	5
Additional paid in capital	273,774	47,600
Net unrealized appreciation (depreciation)	(13,742)	472
Total net assets	260,063	48,077

Total liabilities and net assets	$506,224	$77,621

Net asset value per share	$8.40	$8.91

See notes to the financial statements.

HMS Income Fund, Inc.
Consolidated Statements of Operations
(in thousands, except shares and per share and per unit amounts)

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
INVESTMENT INCOME
Interest income
Non-Control/Non-Affiliate investments	$19,013	$2,758	$1,238
Affiliate investments	170	—	635
Control investments	30	—	—
Total interest income	19,213	2,758	1,873
EXPENSES
Interest expense	3,325	419	316
Base management and incentive fees	6,029	784	358
Administrative services expenses	1,497	1,018	438
Professional fees	478	361	201
Insurance	191	186	108
Other general and administrative	595	240	114
Expenses before fee and expense waivers	12,115	3,008	1,535
Waiver of management and incentive fees	(2,274)	(784)	(358)
Waiver of administrative services expenses	(1,497)	(1,018)	(438)
Expense support payment from Adviser	(328)	(153)	—
Total expenses, net of fee and expense waivers	8,016	1,053	739

NET INVESTMENT INCOME	11,197	1,705	1,134

NET REALIZED GAIN FROM INVESTMENTS
Non-Control/Non-Affiliate investments	20	27	2
Affiliate investments	—	—	12
Control investments	—	—	—
Total realized gain from investments	20	27	14

NET REALIZED INCOME	11,217	1,732	1,148

NET UNREALIZED APPRECIATION (DEPRECIATION)
Non-Control/Non-Affiliate investments	(14,220)	421	62
Affiliate investments	6	—	25
Control investments	—	—	—
Total net unrealized appreciation (depreciation)	(14,214)	421	87
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(2,997)	$2,153	$1,235
NET INVESTMENT INCOME PER SHARE/UNIT – BASIC AND DILUTED	$0.70	$0.64	$0.99
NET REALIZED INCOME PER SHARE/UNIT – BASIC AND DILUTED	$0.70	$0.65	$1.00
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE/UNIT – BASIC AND DILUTED	$(0.19)	$0.81	$1.08
DISTRIBUTIONS DECLARED PER SHARE/UNIT	$0.70	$0.70	$0.94
WEIGHTED AVERAGE SHARES/UNITS OUTSTANDING – BASIC AND DILUTED	16,022,853	2,648,689	1,151,554

See notes to the financial statements.

HMS Income Fund, Inc.
Consolidated Statements of Changes in Net Assets
(in thousands, except number of shares)

	Membership Interests		Common Stock
	Number of Units	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Net Investment Income, Net of Stockholder Distributions	Accumulated Net Realized Gain	Net Unrealized Appreciation	Total Net Assets
Balance at December 31, 2011	1,111,111	$1	—	$—	$9,999	$56	$—	$(36)	$10,020
Merger transaction - May 31, 2012	(1,111,111)	(1)	1,123,157	1	—	—	—	—	—
Issuance of common stock due to stock dividend	—	—	25,274	—	—	—	—	—	—
Issuance of common stock	—	—	141,041	—	1,379	—	—	—	1,379
Selling commissions and dealer manager fees	—	—	—	—	(109)	—	—	—	(109)
Offering costs	—	—	—	—	(21)	—	—	—	(21)
Stockholder distributions declared	—	—	—	—	—	(1,081)	—	—	(1,081)
Net increase in net assets resulting from operations	—	—	—	—	—	1,134	14	87	1,235
Balance at December 31, 2012	—	$—	1,289,472	$1	$11,248	$109	$14	$51	$11,423
Issuance of common stock	—	—	4,107,495	4	40,692	—	—	—	40,696
Redemption of common stock	—	—	—	—	(4)	—	—	—	(4)
Selling commissions and dealer manager fees	—	—	—	—	(3,726)	—	—	—	(3,726)
Offering costs	—	—	—	—	(610)	—	—	—	(610)
Stockholder distributions declared	—	—	—	—	—	(1,814)	(41)	—	(1,855)
Net increase in net assets resulting from operations	—	—	—	—	—	1,705	27	421	2,153
Balance at December 31, 2013	—	$—	5,396,967	$5	$47,600	$—	$—	$472	$48,077
Issuance of common stock	—	—	25,588,411	26	253,104	—	—	—	253,130
Redemption of common stock	—	—	(18,258)	—	(158)	—	—	—	(158)
Selling commissions and dealer manager fees	—	—	—	—	(22,975)	—	—	—	(22,975)
Offering costs	—	—	—	—	(3,797)	—	—	—	(3,797)
Stockholder distributions declared	—	—	—	—	—	(11,197)	(20)	—	(11,217)
Net increase (decrease) in net assets resulting from operations	—	—	—	—	—	11,197	20	(14,214)	(2,997)
Balance at December 31, 2014	—	$—	30,967,120	$31	$273,774	$—	$—	$(13,742)	$260,063

See notes to the financial statements.

HMS Income Fund, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$(2,997)	$2,153	$1,235
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Principal repayments received, proceeds from sales of investments in portfolio companies	96,264	16,627	9,675
Investments in portfolio companies	(477,482)	(57,856)	(9,148)
Net unrealized depreciation (appreciation) of portfolio investments	14,214	(421)	(87)
Net realized (gain) on sale of portfolio investments	(20)	(27)	(14)
Amortization of deferred financing costs	438	94	77
Accretion of unearned income	(1,084)	(194)	(146)
Net payment-in-kind interest accrual	(274)	(80)	(25)
Changes in other assets and liabilities:
Interest receivable	(3,929)	(341)	(32)
Prepaid and other assets	(128)	(27)	(82)
Due from Main Street Capital Corporation	19	984	(833)
Due to affiliates	5,858	304	268
Accounts payable and other liabilities	165	(43)	96
Payable for unsettled trades	3,641	2,318	290
Net cash provided by (used in) operating activities	(365,315)	(36,509)	1,274

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	244,703	39,657	1,379
Redemption of common shares	(158)	(4)	—
Payment of selling commissions and dealer manager fees	(22,975)	(3,732)	(109)
Payment of deferred offering costs	(3,799)	(629)	—
Payment of stockholder distributions	(5,122)	(1,207)	(1,005)
Repayments on notes payable	(152,636)	(14,800)	—
Proceeds from notes payable	321,500	21,800	7,000
Repayments on note payable from Main Street Capital Corporation	—	—	(7,500)
Payment of deferred financing costs	(2,686)	(52)	(149)
Net cash provided by (used in) financing activities	378,827	41,033	(384)

Net increase in cash and cash equivalents	13,512	4,524	890

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	6,356	1,832	942

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$19,868	$6,356	$1,832

See notes to the financial statements.

HMS Income Fund, Inc.
Consolidated Schedule of Investments
As of December 31, 2014
(dollars in thousands)

Portfolio Company (1) (3)	Business Description	Type of Investment (2) (3)	Principal (7)	Cost (7)	Fair Value

Control Investments (6)
GRT Rubber Technologies, LLC (8) (10) (13)	Engineered Rubber Product Manufacturer	LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.00%, Secured Debt (Maturity - December 19, 2019)	$8,250	$8,086	$8,086
		Member Units (2,896 shares)		6,435	6,435
				14,521	14,521

Subtotal Control Investments (6) (3% of total investments at fair value)				$14,521	$14,521

Affiliate Investments (4)
AFG Capital Group, LLC (10) (13)	Provider of Rent-to-Own Financing Solutions and Services	11.00% Secured Debt (Maturity Date -November 7, 2019)	$1,700	$1,596	$1,596
		Member Units (46 shares)		300	300
		Warrants (10 equivalent shares)		65	65
				1,961	1,961
Mystic Logistics, Inc. (10) (13)	Logistics and Distribution Services Provider for Large Volume Mailers	12.00% Secured Debt (Maturity Date -August 15, 2019)	2,500	2,423	2,427
		Common Stock (1,468 shares)		680	680
				3,103	3,107
SoftTouch Medical Holdings LLC (8) (10) (13)	Home Provider of Pediatric Durable Medical Equipment	LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.00%, Secured Debt (Maturity Date - October 30, 2019)	1,500	1,471	1,471
		Member Units (798 shares)		885	885
				2,356	2,356

Subtotal Affiliate Investments (4) (2% of total investments at fair value)				$7,420	$7,424

Non-Control/Non-Affiliate Investments (5)
Ability Network Inc. (8)	Health Care Information Technology	LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity - May 14, 2021)	$4,975	$4,923	$4,888
Accuvant Finance LLC (8)	Cyber Security Value Added Reseller	Prime Plus 3.75% (Floor 3.25%), Current Coupon 7%, Secured Debt (Maturity - October 22, 2020)	2,861	2,834	2,853
Allflex Holdings III Inc. (8)	Manufacturer of Livestock Identification Products	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity - July 19, 2021) (14)	8,422	8,529	8,264
AmeriTech College Operations, LLC (10) (13)	For-Profit Nursing and Healthcare College	10.00% Secured Debt, (Maturity - January 31, 2020)	871	870	870
AMF Bowling Centers, Inc. (8)	Bowling Alley Operator	LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.25%, Secured Debt (Maturity - September 18, 2021)	7,980	7,915	7,860
Aptean, Inc. (8)	Enterprise Application Software Provider	LIBOR Plus 4.25% (Floor 1.00%), Current Coupon 5.25%, Secured Debt (Maturity - February 26, 2020)	4,460	4,460	4,334
Artel, LLC (8)	Land-Based and Commercial Satellite Provider	LIBOR Plus 6.00% (Floor 1.25%), Current Coupon 7.25%, Secured Debt (Maturity - November 27, 2017)	919	899	910
Bioventus, LLC (8) (11)	Production of Orthopedic Healing Products	LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 11.00%, Secured Debt (Maturity - April, 10, 2020) (14)	7,000	6,866	6,983
Blackbrush Oil and Gas LP (8) (12)	Oil & Gas Exploration	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity - July 30, 2021) (14)	10,085	9,966	8,370
Blackhawk Specialty Tools LLC (8)	Oilfield Equipment & Services	LIBOR Plus 5.25% (Floor 1.25%), Current Coupon 6.50%, Secured Debt (Maturity - August 1, 2019)	1,424	1,424	1,403
Blue Bird Body Company (8)	School Bus Manufacturer	LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity - June 26, 2020)	6,000	5,917	5,970
Bluestem Brands, Inc. (8)	Multi-Channel Retailer of General Merchandise	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity - November 6, 2020)	7,500	7,206	7,237
Brasa Holdings, Inc. (8) (12)	Upscale Full Service Restaurants	LIBOR Plus 9.50% (Floor 1.5%), Current Coupon 11.00%, Secured Debt (Maturity - January 20, 2020) (14)	10,000	10,100	9,900
Brightwood Capital Fund III, LP (9) (15) (16)	Investment Partnership	LP Interests (Brightwood Capital Fund III, LP) (Fully diluted .57%) (16)		1,575	1,575
Brundage-Bone Concrete Pumping, Inc.	Construction Services Provider	10.38% Secured Bond (Maturity - September 1, 2021) (14)	4,000	4,047	4,090
CAI Software, LLC (10) (13)	Provider of Specialized Enterprise Resource Planning Software	12.00% Secured Debt (Maturity Date - October10, 2019)	1,350	1,311	1,311
		Member Units (16,339 shares)		163	163
				1,474	1,474
California Healthcare Medical Billing, Inc. (10) (13)	Outsourced Billing & Revenue Cycle Management	9.00% Secured Debt, (Maturity - October 17, 2016)	750	745	750
Cedar Bay Generation Company LP (8)	Coal-Fired Cogeneration Plant	LIBOR Plus 5.00% (Floor 1.25%), Current Coupon 6.25%, Secured Debt (Maturity - April 23, 2020)	1,446	1,446	1,435
Cengage Learning Acquisitions, Inc. (8) (12)	Provider of Educational Print and Digital Services	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - March 31, 2020)	9,975	9,975	9,896
Charlotte Russe, Inc. (8)	Fast-Fashion Retailer to Young Women	LIBOR Plus 5.50% (Floor 1.25%), Current Coupon 6.75%, Secured Debt (Maturity - May 22, 2019)	5,472	5,472	5,345
Clarius BIGS, LLC (11)	Prints & Advertising Film Financing	15.00% PIK Secured Debt (Maturity - January 5, 2015)	3,297	3,039	1,385
		20.00% PIK Secured Debt (Maturity - January 5, 2015)	1,093	1,001	459
				4,040	1,844
Covenant Surgical Partners, Inc.	Ambulatory Surgical Centers	8.75% Secured Debt (Maturity - August 1, 2019)	5,000	5,000	5,050
CRGT, Inc. (8) (12)	Provider of Custom Software Development	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity - December 18, 2020)	10,000	9,800	9,850
CST Industries, Inc. (8)	Storage Tank Manufacturer	LIBOR Plus 6.25% (Floor 1.50%), Current Coupon 7.75%, Secured Debt (Maturity - May 22, 2017)	2,331	2,318	2,308
Datacom, LLC (10) (13)	Technology and Telecommunications Provider	10.50% Secured Debt (Maturity - May 30, 2019)	1,245	1,222	1,222
		Member Units (717 units)		670	670
				1,892	1,892
ECP-PF: CT Operations, Inc. (11)	Fitness Club Operator	LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.00%, Secured Debt (Maturity - November 26, 2019)	1,875	1,857	1,857
East West Copolymer & Rubber, LLC (10) (13)	Manufacuterer of Synthetic Rubbers	12.00% Secured Debt (Maturity Date - October 17, 2019)	2,400	2,336	2,336
		Warrants (455,820 equivalent shares)		10	10
				2,346	2,346
Energy & Exploration Partners, LLC (8) (12)	Oil & Gas Exploration and Production	LIBOR plus 6.75% (Floor 1.00%), Current Coupon 7.75%, Secured Debt (Maturity - January 22, 2019)	7,975	7,033	5,722
e-Rewards, Inc. (8)	Provider of Digital Data Collection	LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity - October 29, 2018)	5,869	5,855	5,810
FishNet Security, Inc. (8)	Information Technology Value-Added Reseller	LIBOR Plus 5.00% (Floor 1.25%), Current Coupon 6.25%, Secured Debt (Maturity - November 30, 2017)	2,769	2,762	2,769
Flavors Holdings, Inc. (8) (12)	Global Provider of Flavoring and Sweetening Products and Solutions	LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 6.75%, Secured Debt (Maturity - April 3, 2020)	8,888	8,520	8,510
Fram Group Holdings, Inc. (8)	Manufacturer of Automotive Maintenance Products	LIBOR Plus 5.00% (Floor 1.50%), Current Coupon 6.50%, Secured Debt (Maturity - July 29, 2017)	3,481	3,470	3,465
GST Autoleather, Inc. (8)	Automotive Leather Manufacturer	LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity Date - July 10, 2020)	9,975	9,882	9,825
Guerdon Modular Holdings, Inc. (10) (13)	Mutli-Family and Commercial Modular Construction Company	11.00% Secured Debt (Maturity - August 13, 2019)	2,800	2,745	2,752
		Common Stock (42,644 shares)		600	600
				3,345	3,352
Guitar Center, Inc.	Musical Instruments Retailer	6.50% Secured Bond (Maturity - April 15, 2019)	7,000	6,723	6,020
Halcon Resources Corporation (9)	Oil & Gas Exploration & Production	9.75% Unsecured Bond (Maturity - July 15, 2020) (17)	3,000	2,574	2,250
Hunter Defense Technologies, Inc. (8)	Provider of Military and Commercial Shelters and Systems	LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity Date - August 5, 2019)	5,925	5,813	5,851
ICON Health and Fitness, Inc.	Producer of Fitness Products	11.88% Secured Bond (Maturity - October 15, 2016)	6,885	6,866	6,472
iEnergizer Limited (8) (9)	Provider of Business Outsourcing Solutions	LIBOR Plus 6.00% (Floor 1.25%), Current Coupon 7.25%, Secured Debt (Maturity - May 1, 2019)	5,336	5,314	4,936
Inn of the Mountain Gods Resort and Casino	Hotel & Casino Owner & Operator	9.25% Secured Bond (Maturity - November 30, 2020)	7,980	7,926	7,661
iQor US Inc. (8)	Business Process Outsourcing Services Provider	LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity - April 1, 2021)	5,906	5,760	5,492
IronGate Energy Services, LLC	Oil and Gas Services	11.00% Secured Bond (Maturity - July 1, 2018)	5,825	5,829	3,903
Jackson Hewitt Tax Service Inc. (8)	Tax Preparation Service Provider	LIBOR Plus 8.50% (Floor 1.50%), Current Coupon 10.00%, Secured Debt (Maturity - October 16, 2017)	8,000	8,007	8,000
John Deere Landscapes, LLC (8) (11)	Distributor of Landscaping Supplies	LIBOR Plus 4.00% (Floor 1.00%), Current Coupon 5.00%, Secured Debt (Maturity - December 23, 2019)	7,960	7,607	7,607
Kellermeyer Bergensons Services, LLC (8)	Outsourced Janitorial Services to Retail/Grocery Customers	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity - April 29, 2022) (14)	7,200	7,059	7,164
Keypoint Government Solutions, Inc. (8)	Pre-Employment Screening Services	LIBOR Plus 6.50% (Floor 1.25%), Current Coupon 7.75%, Secured Debt (Maturity - November 13, 2017)	2,305	2,293	2,294
Larchmont Resources, LLC (8)	Oil & Gas Exploration & Production	LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.25%, Secured Debt (Maturity - August 7, 2019)	739	742	718
LJ Host Merger Sub, Inc. (8)	Managed Services and Hosting Provider	LIBOR Plus 4.75% (Floor 1.25%), Current Coupon 6.00%, Secured Debt (Maturity - December 13, 2019)	5,384	5,366	5,330
		LIBOR Plus 8.75% (Floor 1.25%), Current Coupon 10.00%, Secured Debt (Maturity - December 11, 2020) (14)	500	498	495
				5,864	5,825
MAH Merger Corporation (8)	Sports-Themed Casual Dining Chain	LIBOR Plus 4.50% (Floor 1.25%), Current Coupon 5.75%, Secured Debt (Maturity - July 19, 2019)	1,481	1,481	1,485
MediMedia USA, Inc. (8)	Provider of Healthcare Media and Marketing	LIBOR Plus 6.75% (Floor 1.25%), Current Coupon 8.00%, Secured Debt (Maturity - November 20, 2018)	7,152	7,062	6,991
Milk Specialties Company (8)	Processor of Nutrition Products	LIBOR Plus 6.25% (Floor 1.25%), Current Coupon 7.50%, Secured Debt (Maturity - November 9, 2018)	7,645	7,628	7,473
Minute Key, Inc. (10) (13)	Operator of Automated Key Duplication Kiosk	10.00% Current / 2.00% PIK Secured Debt (Maturity Date - September 19, 2019) (14)	1,000	987	987
Mood Media Corporation (8) (9) (12)	Provider of Electronic Equipment	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - May 1, 2019)	9,940	9,928	9,753
New Media Holdings II LLC (8) (9)	Local Newspaper Operator	LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.25%, Secured Debt (Maturity - June 3, 2020)	6,468	6,345	6,403
Nice-Pak Products, Inc. (8)	Pre-Moistened Wipes Manufacturer	LIBOR Plus 6.00% (Floor 1.50%), Current Coupon 7.50%, Secured Debt (Maturity - June 18, 2015)	7,401	7,379	7,364
North Atlantic Trading Company, Inc. (8) (12)	Marketer/Distributor of Tobacco	LIBOR Plus 6.50% (Floor 1.25%), Current Coupon 7.75%, Secured Debt (Maturity -January 13, 2020)	8,454	8,483	8,316
Novitex Acquisition, LLC (8) (12)	Provider of Document Management Services	LIBOR Plus 6.25% (Floor 1.25%), Current Coupon 7.5%, Secured Debt (Maturity - July 7, 2020)	8,978	8,824	8,618
Panolam Industries International, Inc. (8)	Decorative Laminate Manufacturer	LIBOR Plus 6.25% (Floor 1.25%), Current Coupon 7.50%, Secured Debt (Maturity - August 23, 2017)	7,844	7,800	7,726
Parq Holdings, LP (8) (9)	Hotel and Casino Operator	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity - December 17, 2020)	6,226	6,077	6,133
Permian Holdings, Inc.	Storage Tank Manufacturer	10.50% Secured Bond (Maturity - January 15, 2018)	3,885	3,872	2,914
Pernix Therapeutical Holdings, Inc. (9) (11)	Pharmaceutical Royalty - Anti-Migraine	12.00% Secured Bond (Maturity - August 1, 2020)	3,500	3,500	3,500
Peroxychem, LLC. (8) (12)	Chemical Manufacturer	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.5%, Secured Debt (Maturity - February 28, 2020)	6,461	6,433	6,397
Pike Corporation (8)	Construction and Maintenance Services for Electric Transmission and Distribution Infrastructure	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity - June 22, 2022) (14)	10,000	9,751	9,883
Polyconcept Financial B.V. (8)	Promotional Products to Corporations and Consumers	LIBOR Plus 4.75% (Floor 1.25%), Current Coupon 6.00%, Secured Debt (Maturity - June 28, 2019)	5,905	5,894	5,883
Premier Dental Services, Inc. (8)	Dental Care Services	LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity - November 1, 2018)	4,963	4,987	4,739
Prowler Acquisition Corporation (8)	Specialty Distributor to the Energy Sector	LIBOR Plus 4.50% (Floor 1.00%), Current Coupon 5.50%, Secured Debt (Maturity - January 28, 2020)	2,322	2,335	2,148
Quad-C JH Holdings (8)	Manufacturer and Distributor of Health Care Equipment & Supplies	LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity - May 9, 2020)	4,457	4,433	4,406
Ravago Holdings America, Inc. (8)	Polymers Distributor	LIBOR Plus 4.50% (Floor 1.00%), Current Coupon 5.50%, Secured Debt (Maturity - December 20, 2020)	5,955	5,995	5,985
RCHP, Inc. (8)	Region Non-Urban Hospital Owner/Operator	LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 10.50%, Secured Debt (Maturity - October 23, 2019) (14)	6,500	6,455	6,484
Recorded Books, Inc. (8)	Audiobook and Digital Content Publisher	LIBOR Plus 4.25% (Floor 1.00%), Current Coupon 5.25%, Secured Debt (Maturity - January 31, 2020)	4,331	4,314	4,266
Relativity Media, LLC (11)	Full-scale Film and Television Production and Distribution	10.00% Secured Debt (Maturity - May 30, 2015)	3,693	3,693	3,703
		15.00% PIK Secured Debt (Maturity - May 30, 2015) (14)	4,895	4,895	4,993
				8,588	8,696
Renaissance Learning, Inc. (8)	Technology-based K-12 Learning Solutions	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity - April 11, 2022) (14)	2,000	1,981	1,920
RGL Reservoir Operations, Inc. (8) (9)	Oil & Gas Equipment & Services	LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity - August 13, 2021)	3,990	3,875	3,219
RLJ Entertainment, Inc. (8) (11)	Movie and TV Programming Licensee and Distributor	LIBOR Plus 8.75% (Floor .25%), Current Coupon 9.00%, Secured Debt (Maturity - September 11, 2019)	9,913	9,633	9,633
Sage Automotive Interiors, Inc (8)	Automotive Textiles Manufacturer	LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.00%, Secured Debt (Maturity - October 8, 2021) (14)	5,000	4,951	4,975
SCE Partners, LLC (8) (11)	Hotel & Casino Operator	LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.25%, Secured Debt (Maturity - August 14, 2019)	998	989	1,002
Sorenson Communications, Inc.	Manufacturer of Communication Products for Hearing Impaired	9.00% Secured Bond (Maturity - October 31, 2020) (14)	5,000	4,756	4,650
Sotera Defense Solutions, Inc. (8)	Defense Industry Intelligence Services	LIBOR Plus 7.50% (Floor 1.50%), Current Coupon 9.00%, Secured Debt (Maturity - April 21, 2017)	3,748	3,555	3,467
Symphony Teleca Services, Inc. (8)	Outsourced Product Development	LIBOR Plus 4.75% (Floor 1.00%), Current Coupon 5.75%, Secured Debt (Maturity - August 7, 2019)	6,000	5,945	5,970
Synagro Infrastructure Company, Inc. (8)	Waste Management Services	LIBOR Plus 5.25% (Floor 1.00%), Current Coupon 6.25%, Secured Debt (Maturity - August 22, 2020)	3,965	3,948	3,913
Teleguam Holdings, LLC (8)	Cable and Telecom Services Provider	LIBOR Plus 7.50% (Floor 1.25%), Current Coupon 8.75%, Secured Debt (Maturity - June 10, 2019) (14)	3,000	3,021	3,015
Templar Energy, LLC (8)	Oil & Gas Exploration & Production	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity - November 25, 2020) (14)	3,000	2,979	2,169
Tervita Corporation (8) (9)	Oil and Gas Environmental Services	LIBOR Plus 5.00% (Floor 1.25%), Current Coupon 6.25%, Secured Debt (Maturity - May 15, 2018)	2,475	2,486	2,302
The Topps Company, Inc. (8)	Trading Cards & Confectionary	LIBOR Plus 6.00% (Floor 1.25%), Current Coupon 7.25%, Secured Debt (Maturity - October 2, 2018)	990	982	965
Therakos, Inc. (8)	Immune System Disease Treatment	LIBOR Plus 5.75% (Floor 1.25%), Current Coupon 7.00%, Secured Debt (Maturity - December 27, 2017)	1,450	1,430	1,445
TOMS Shoes, LLC (8)	Global Designer, Distributor, and Retailer of Casual Footwear	LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity - October 30, 2020)	5,000	4,511	4,625
Travel Leaders Group, LLC (8) (12)	Travel Agency Network Provider	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - December 5, 2018)	8,431	8,401	8,431
USJ-IMECO Holding Company, LLC (8)	Marine Interior Design and Installation	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - April 16, 2020)	7,947	7,925	7,828
Vantage Oncology, LLC	Outpatient Radiation Oncology Treatment Centers	9.50% Secured Bond (Maturity - June 15, 2017)	1,000	1,000	970
Vision Solutions, Inc. (8)	Provider of Information Availability Software	LIBOR Plus 4.50% (Floor 1.50%), Current Coupon 6.00%, Secured Debt (Maturity - July 23, 2016)	1,461	1,465	1,454
		LIBOR Plus 8.00% (Floor 1.50%), Current Coupon 9.50%, Secured Debt (Maturity - July 23, 2017) (14)	875	869	849
				2,334	2,303
Worley Claims Services, LLC (8) (11)	Insurance Adjustment Management and Services Provider	LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.00%, Secured Debt (Maturity - October 31, 2020)	6,500	6,437	6,533
YP Holdings LLC (8)	Online and Offline Advertising Operator	LIBOR Plus 6.75% (Floor 1.25%), Current Coupon 8.00%, Secured Debt (Maturity - June 4, 2018)	2,822	2,833	2,832

Subtotal Non-Control/Non-Affiliate Investments (5) (95% of total portfolio investments at fair value)				$465,663	$451,917

Total Investments				$487,604	$473,862
(1) All investments are Private Placement portfolio investments, unless otherwise noted. All of the Company's assets are encumbered as security for the Company's credit agreements. See Note 4 - Borrowings.
(2) Debt investments are income producing, unless otherwise noted. Equity investments and warrants are non-income producing, unless otherwise noted.
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
(12) Investment or portion of investment is under contract to purchase and met trade date accounting criteria as of December 31, 2014. Settlement occurred or is scheduled to occur after December 31, 2014. See Note 2 for summary of Security Transactions.
(13) Investment serviced by Main Street Partners pursuant to the Servicing Agreement. See Note 2 for summary of Investment Classification.
(14) Second lien secured debt investment.
(15) Investment is classified as an Other portfolio investment.
(16) Income producing through dividends or distributions.
(17) Unsecured debt investment.

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

(3)
Control investments are defined by the 1940 Act as investments in which more than 25% of the voting securities are owned or where the ability to nominate greater than 50% of the board representation is maintained. As of December 31, 2013, the Company did not own any Control investment.

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

(8)	Lower middle market investment.

(9)	Investment is under contract to purchase and met trade date accounting criteria as of December 31, 2014. Settlement occurred after December 31, 2014. See Note 2 for summary of Security Transactions.

(10)	Investment serviced by Main Street Partners pursuant to the Servicing Agreement. See Note 2 for summary of Investment Classification.

See notes to the financial statements.

HMS Income Fund, Inc.
Notes to the Consolidated Financial Statements

 Note 1. Principal Business and Organization

HMS Income Fund, Inc. (the “Company”) was formed as a Maryland corporation on November 28, 2011 under the General
Corporation Law of the State of Maryland. The Company's predecessor-in-interest, HMS Income LLC, was formed with private placement investments from a Hines affiliate and an unaffiliated investor, which purchased an initial portfolio of investments from Main Street Capital Corporation ("Main Street") and obtained a credit facility from Main Street. The Company is an externally managed, non-diversified closed-end investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company has elected to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

The Company’s primary investment objective is to generate current income through debt and equity investments. A secondary objective of the Company is to generate long-term capital appreciation through such investments. On December 16, 2011, the
Company filed a registration statement on Form N-2, as amended (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”), which was declared effective on June 4, 2012, to register for sale up to 150,000,000 shares of common stock (the “Offering”). Prior to the effectiveness of the offering, the membership units of the predecessor-in-interest were merged into the Company (the "Merger Transaction"), and membership units were exchanged for shares of common stock.

As of December 31, 2014, the Company had raised approximately $295.2 million in the Offering, including proceeds from the distribution reinvestment plan of approximately $5.1 million.

The business of the Company is managed by HMS Adviser LP (the “Adviser”), a Texas limited partnership and affiliate of Hines Interests Limited Partnership (“Hines”), pursuant to an Investment Advisory and Administrative Services Agreement dated May 31, 2012, as amended (the “Advisory Agreement”). On May 31, 2012, the Company and the Adviser also retained Main Street, a New York Stock Exchange listed BDC, as the Company’s investment sub-adviser under the Investment Advisers Act of 1940, as amended (the "Advisers Act"), pursuant to an Investment Sub-Advisory Agreement (the “Sub-Advisory Agreement”) to identify, evaluate, negotiate and structure prospective investments, make investment and portfolio management recommendations for approval by the Adviser, monitor the Company’s investment portfolio and provide certain ongoing administrative services to the Adviser. Main Street obtained a no-action letter from the SEC in November 2013 that permitted it to assign investment sub-adviser duties under the Sub-Advisory Agreement to MSC Adviser I, LLC (“MSC Adviser”), a wholly owned subsidiary of Main Street, and Main Street assigned such duties, and the Sub-Advisory Agreement was amended to reflect such change on December 31, 2013. The term “Sub-Adviser,” as used herein, refers to Main Street until December 31, 2013 and MSC Adviser thereafter. The Adviser and Sub-Adviser are collectively referred to herein as the “Advisers.” Upon the execution of the Sub-Advisory Agreement, Main Street became an affiliate of the Company. The Company has engaged Hines Securities, Inc. (the “Dealer Manager”), an affiliate of the Adviser, to serve as the dealer manager for the Offering. The Dealer Manager is responsible for marketing the Company’s shares of common stock being offered pursuant to the Offering.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its wholly-owned consolidated subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Under the investment company rules and regulations pursuant to Article 6 of Regulation S-X, the Company is precluded from consolidating portfolio company investments, including those in which it has a controlling interest, unless the portfolio company is another investment company. An exception to this general principle occurs if the Company owns a controlled operating company whose purpose is to provide services directly to the Company such as an investment adviser or transfer agent. None of the investments made by the Company qualify for this exception. Therefore, the Company’s portfolio investments are carried on the balance sheet at fair value, as discussed below, with changes to fair value recognized as “Net Unrealized Appreciation (Depreciation)” on the Statement of Operations until the investment is realized, usually upon exit, resulting in any gain or loss on exit being recognized as a realized gain or loss.

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

Reclassifications

In Note 3 - Fair Value Hierarchy for Investments and throughout, certain loans that were previously presented as "Private placement investments" are now presented as "Private Loans." The prior periods have been reclassified to conform to this presentation as of December 31, 2014.

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

On December 12, 2011, HMS Income LLC acquired interests in 17 investments from Main Street and certain of its affiliates for approximately $16.5 million, (the “Purchase Transaction”), as evidenced by an Assignment and Assumption Agreement (the “Assignment Agreement”). Concurrently with the Purchase Transaction, HMS Income LLC and Main Street Partners entered into a Servicing Agreement (the “Servicing Agreement”), pursuant to which Main Street Partners agreed to perform certain services for HMS Income LLC with respect to investments acquired in the Purchase Transaction. As of December 31, 2014, the Company owned zero investments with respect to which Main Street Partners continues to provide service pursuant to the Servicing Agreement.

The legal nature of the Purchase Transaction and the intent of both HMS Income LLC and Main Street was to effectuate a sale, thereby providing HMS Income LLC with an ownership of undivided interests in the acquired investments. In evaluating the transaction for sale accounting under the Accounting Standards Codification (“Codification” or “ASC”) 860, Transfers and Servicing (“ASC 860”), it was determined that, due to certain provisions within the Servicing Agreement, the investments acquired in the Purchase Transaction represented a secured loan to Main Street. The interest income related to these investments is reported as interest income of Affiliate investments for the period from June 1, 2012 to November 1, 2012 on the statement of operations.

On November 2, 2012, we and Main Street and its affiliates amended the Assignment Agreement and amended and restated the Servicing Agreement to conform the Assignment Agreement and the Servicing Agreement with the intent of the parties at the time of the consummation of the Purchase Transaction and to account for certain changed facts and circumstances. As a result of the amended Assignment and the amended and restated Servicing Agreement, as of November 2, 2012, the Purchase Transaction was, and for the subsequent periods thereafter will continue to be, reported as a sale for accounting purposes under ASC 860 in the financial statements and the related investments will be classified as Non-Control/Non-Affiliate investments.

Valuation of Portfolio Investments

The Company accounts for its portfolio investments at fair value under the provisions of the Financial Accounting Standards Board (“FASB”) ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. ASC 820 requires the Company to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal market that are independent, knowledgeable, and willing and able to transact.

The Company’s portfolio strategy calls for it to invest primarily in illiquid debt and equity securities issued by lower middle market ("LMM") companies, which generally have annual revenues between $10 million and $150 million, and debt securities issued by Middle Market companies that are generally larger in size than the LMM companies. The Company categorizes some of its investments in LMM companies and Middle Market companies as Private Loan portfolio investments, which are primarily debt securities issued by companies that are consistent in size with either the LMM companies or Middle Market companies, but are investments which have been originated through strategic relationships with other investment funds on a collaborative basis. The structure, terms and conditions for these Private Loan investments are typically consistent with the structure, terms and conditions for the investments made in its LMM portfolio or Middle Market portfolio. The Company’s portfolio also includes Other Portfolio investments which primarily consist of investments that are not consistent with the typical profiles for its LMM portfolio investments, Middle Market portfolio investments or Private Loan portfolio investments, including investments which may be managed by third parties. The Company’s portfolio investments may be subject to restrictions on resale.

LMM investments and Other Portfolio investments generally have no established trading market, while Middle Market securities generally have established markets that are not active. Private Loan investments may include investments which have no established trading market or have established markets that are not active. The Company determines in good faith the fair value of its investment portfolio pursuant to a valuation policy in accordance with ASC 820 and a valuation process approved by its Board of Directors and in accordance with the 1940 Act. The Company’s valuation policies and processes are intended to provide a consistent basis for determining the fair value of the portfolio.

For LMM portfolio investments, the Company generally reviews external events, including private mergers, sales and acquisitions involving comparable companies, and includes these events in the valuation process by using an enterprise value waterfall ("Waterfall") for its LMM equity investments and an income approach using a yield-to-maturity model ("Yield-to-Maturity") for its LMM debt investments. For Middle Market portfolio investments, the Company uses observable inputs such as quoted prices in the valuation process. The Company determines the appropriateness of the use of third-party broker quotes, if any, in determining fair value based on its understanding of the level of actual transactions used by the broker to develop the quote and whether the quote was an indicative price or binding offer, the depth and consistency of broker quotes and the correlation of changes in broker quotes with underlying performance of the portfolio company and other market indices. The Company often cannot observe the inputs considered by the third party in determining their quotes. For Middle Market and Private Loan portfolio investments in debt securities for which it has determined that third-party quotes or other independent pricing are not available or appropriate, the Company generally estimates the fair value based on the assumptions that it believes hypothetical market participants would use to value the investment in a current hypothetical sale using the Yield-to-Maturity valuation method. For its Other Portfolio equity investments, the Company generally calculates the fair value of the investment primarily based on the net asset value ("NAV") of the fund. All of the valuation approaches for the Company's portfolio investments estimate the value of the investment as if the Company was to sell, or exit, the investment as of the measurement date.

Under the Waterfall valuation method, the Company estimates the enterprise value of a portfolio company using a combination of market and income approaches or other appropriate valuation methods, such as considering recent transactions in the equity securities of the portfolio company or third-party valuations of the portfolio company, and then performs a waterfall calculation by using the enterprise value over the portfolio company's securities in order of their preference relative to one another. The enterprise value is the fair value at which an enterprise could be sold in a transaction between two willing parties, other than through a forced or liquidation sale. Typically, private companies are bought and sold based on multiples of earnings before interest, taxes, depreciation and amortization ("EBITDA"), cash flows, net income, revenues, or in limited cases, book value. There is no single methodology for estimating enterprise value. For any one portfolio company, enterprise value is generally described as a range of values from which a single estimate of enterprise value is derived. In estimating the enterprise value of a portfolio company, the Company analyzes various factors including the portfolio company's historical and projected financial results. The operating results of a portfolio company may include unaudited, projected, budgeted or pro forma financial information and may require adjustments for non-recurring items or to normalize the operating results that may require significant judgment in its determination. In addition, projecting future financial results requires significant judgment regarding future growth assumptions. In evaluating the operating results, the Company also analyzes the impact of exposure to litigation, loss of customers or other contingencies. After determining the appropriate enterprise value, the Company allocates the enterprise value to investments in order of the legal priority of the various components of the portfolio company's capital structure. In applying the Waterfall valuation method, the Company assumes the loans are paid off at the principal amount in a change in control transaction and are not assumed by the buyer, which the Company believes is consistent with its past transaction history and standard industry practices.

Under the Yield-to-Maturity valuation method, the Company also uses the income approach to determine the fair value of debt securities based on projections of the discounted future free cash flows that the debt security will likely generate, including analyzing the discounted cash flows of interest and principal amounts for the debt security, as set forth in the associated loan agreements, as well as the financial position and credit risk of the portfolio investments. The Company's estimate of the expected repayment date of its debt securities is generally the legal maturity date of the instrument, as the Company generally intends to hold its loans and debt securities to maturity. The Yield-to-Maturity analysis also considers changes in leverage levels, credit quality, portfolio company performance and other factors. The Company will generally use the value determined by the Yield-to-Maturity analysis as the fair value for that security. However, it is the Company's position that assuming a borrower is outperforming underwriting expectations and because these respective investments do not generally contain pre-payment penalties, the borrower would most likely prepay or refinance the borrowing if the market interest rate, given the borrower's credit quality, is lower than the stated loan interest rate. Therefore, the Company does not believe that a market participant would pay a premium for the investment, and because of the Company's general intent to hold its loans to maturity, the Company generally does not believe that the fair value of the investment should be adjusted in excess of the face amount. A change in the assumptions that the Company uses to estimate the fair value of its debt securities using the Yield-to-Maturity valuation method could have a material impact on the determination of fair value. If there is deterioration in credit quality or if a debt security is in workout status, the Company may consider other factors in determining the fair value of the debt security, including the value attributable to the debt security from the enterprise value of the portfolio company or the proceeds that would most likely be received in a liquidation analysis.

 Under the NAV valuation method, for an investment in an investment fund that does not have a readily determinable fair value, the Company measures the fair value of the investment predominately based on the NAV of the investment fund as of the measurement date. However, in determining the fair value of the investment, the Company may consider whether adjustments to the NAV are necessary in certain circumstances, based on the analysis of any restrictions on redemption of the Company’s investment as of the measurement date, recent actual sales or redemptions of interests in the investment fund, and expected future cash flows available to equity holders, including the rate of return on those cash flows compared to an implied market return on equity required by market participants, or other uncertainties surrounding the Company's ability to realize the full NAV of its interests in the investment fund.

Pursuant to its internal valuation process and the requirements under the 1940 Act, the Company performs valuation procedures on its investments in each LMM portfolio company once a quarter. In addition to its internal valuation process, in arriving at estimates of fair value for its investments in its LMM portfolio companies, the Company, among other things, consults with a nationally recognized independent advisor. The nationally recognized independent advisor is generally consulted relative to the Company’s investments in each LMM portfolio company at least once in every calendar year, and for the Company’s investments in new LMM portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, the Company may determine that it is not cost-effective, and as a result is not in its stockholders’ best interest, to consult with the nationally recognized independent advisor on its investments in one or more LMM portfolio companies. Such instances include, but are not limited to, situations where the fair value of the Company's investment in a LMM portfolio company is determined to be insignificant relative to the total Investment Portfolio. The Company consulted with its independent advisor in arriving at the Company’s determination of fair value on its investments in a total of two LMM portfolio companies for the year ended December 31, 2014, representing approximately 8.2% of the total LMM portfolio at fair value as of December 31, 2014 and on a total of zero LMM portfolio companies for the year ended December 31, 2013, representing approximately 0.0% of the total LMM portfolio at fair value as of December 31, 2013.

Due to the inherent uncertainty in the valuation process, the Company’s estimate of fair value may differ materially from the values that would have been used had an active market for the securities existed. In addition, changes in the market environment, portfolio company performance and other events that may occur over the lives of the investments may cause the amounts ultimately realized upon sale, liquidation or other exit of these investments to be materially different than the valuations currently assigned. The Company estimates the fair value of each individual investment and records changes in fair value as unrealized appreciation (depreciation) in the consolidated Statements of Operations.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with an original maturity of three months or less at the date of purchase. Cash and cash equivalents are carried at cost, which approximates fair value.

Security Transactions

Security transactions are accounted for on the trade date. As of the trade date, the investment is derecognized for security sales and recognized for security purchases. As of December 31, 2014, and December 31, 2013, the Company had eleven and nine investments at contract prices of $50.5 million and $8.8 million, respectively, under contract to purchase which had not yet settled. These investments have been recognized by the Company and are included in the schedule of investments. The settlement obligations are presented in the line item “Payable for securities purchased" at the contract price. As of December 31, 2014 and

December 31, 2013, the Company had three and zero investments at contract prices of $3.0 million and $0.0 million, respectively, under contract to sell which had not yet settled. These investments were derecognized by the Company and are not included in the schedule of investments. The sale trades are presented in the line item “Receivable for securities sold” at the contract price.

 Interest Income

Interest income is recorded on the accrual basis to the extent amounts are expected to be collected. Prepayment penalties received by the Company are recorded as income upon receipt. Accrued interest is evaluated for collectability. When a debt security becomes 90 days or more past due and the Company does not expect the debtor to be able to service all of its debt or other obligations, the debt security will generally be placed on non-accrual status and the Company will cease recognizing interest income on that debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. Additionally, if a debt security has deferred interest payment terms and the Company becomes aware of a deterioration in credit quality, the Company will evaluate the collectability of the deferred interest payment. If it is determined that the deferred interest is unlikely to be collected, the Company will place the security on non-accrual status and cease recognizing interest income on that debt security until the borrower has demonstrated the ability and intent to pay the contractual amounts due. If a debt security’s status significantly improves with respect to the debtor’s ability to service the debt or other obligations, or if a debt security is fully impaired, sold or written off, it will be removed from non-accrual status. As of December 31, 2014 and December 31, 2013, the Company did not have any investments that were more than 90 days past due. As of December 31, 2014 and December 31, 2013, the Company had two and zero investments, respectively on non-accrual status. The investments on non-accrual status as of December 31, 2014 represent two loans to one portfolio company, which experienced a significant decline in credit quality raising doubt around the Company's ability to collect the principal and interest contractually due. All interest due under these investments was deferred, with no current interest payments required to be made. Given the credit deterioration, no interest income has been recognized on these investments during the year ended December 31, 2014. Aside from these two investments on non-accrual status as of December 31, 2014, the Company is not aware of any material changes to the creditworthiness of the borrowers underlying its debt investments.

From time to time, the Company may hold debt instruments in its investment portfolio that contain a payment-in-kind (“PIK”) interest provision. If these borrowers elect to pay or are obligated to pay interest under the optional PIK provision, and if deemed collectible in management's judgment, then the interest would be computed at the contractual rate specified in the investment’s credit agreement, recorded as interest income and periodically added to the principal balance of the investment. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. As of December 31, 2014 and 2013 the Company held four and zero investments, respectively, which contained a PIK provision. As discussed above, two of the four investments with PIK provisions, as of December 31, 2014, were on non-accrual status and no PIK income was recorded on these investments during the year ended December 31, 2014. For the years ended December 31, 2014, 2013 and 2012, the Company capitalized $274,000, $80,000 and $25,000, respectively, of PIK interest income.

Unearned Income – Original Issue Discount / Premium to Par Value

The Company may purchase debt investments at a value different than par value. For purchases at less than par value, a discount is recorded, which is accreted into interest income based on the effective interest method over the life of the debt investment. For purchases at greater than par value, a premium is recorded, which is amortized as a reduction to interest income based on the effective interest method over the life of the investment. Upon repayment or sale, any unamortized discount or premium is also amortized as an adjustment to interest income. For the years ended December 31, 2014, 2013 and 2012 the Company accreted a net $1.1 million, $194,000 and $146,000 respectively, into interest income.

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

Due from Main Street

Due from Main Street represents principal and interest payments from portfolio investments serviced and received by Main Street on the Company’s behalf.  The amounts due to the Company as of December 31, 2013 were subsequently collected in January 2014. There were no amounts due from Main Street as of December 31, 2014.

Deferred Financing Costs

Deferred financing costs represent fees and other direct costs incurred in connection with arranging the Company’s borrowings. These costs were incurred in connection with the Company’s revolving credit facilities (see Note 4-Borrowings for a discussion regarding the Company’s Credit Facility, Syndicated Credit Facility and HMS Funding Facility) and have been capitalized. The deferred financing costs are being amortized to interest expense using the straight-line method over the life of the related credit facility, which the Company believes is materially consistent with the effective interest method. For the years ended December 31, 2014, 2013 and 2012, the Company amortized approximately $438,000, $94,000, and $77,000 respectively, into interest expense related to deferred financing costs. Further, in May 2012, upon the retirement of the Main Street facility, all unamortized deferred financing costs incurred in connection with the Main Street Facility were fully amortized and written-off to interest expense.

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

As of December 31, 2014 and December 31, 2013, the Adviser and Sub-Adviser incurred approximately $6.8 million and $4.3 million, respectively, of Offering costs on the Company’s behalf. Upon the execution of the Advisory Agreement and Sub-Advisory Agreement, on May 31, 2012, the Company recorded a due to affiliates liability and capitalized the deferred Offering costs as it is expected that aggregate gross proceeds from the Offering will be at a level that will require the Company to reimburse the Advisers for these costs. As of December 31, 2014, the balance of the due to affiliate liability related to organizational and Offering costs was $2.4 million. On a regular basis, management reviews capital raise projections to evaluate the likelihood of the capital raise reaching a level that would require the Company to reimburse the Adviser for the offering costs incurred on the Company's behalf. Based on the $6.8 million of offering costs incurred by the Adviser through December 31, 2014, the Company would have to raise approximately $453.3 million to be obligated to reimburse the Adviser for all of these costs. Commencing with the Company’s initial closing, which occurred on September 17, 2012, and continuing with every closing thereafter, 1.5% of the proceeds of such closings will be amortized as a charge to additional paid in capital and a reduction of deferred Offering costs, until such asset is fully amortized. As of December 31, 2014, approximately $4.4 million has been amortized.  The Company expects to reimburse the Advisers for such costs incurred on its behalf on a monthly basis up to a maximum aggregate amount of 1.5% of the gross Offering proceeds. Pursuant to the terms of the Advisory Agreement and Sub-Advisory Agreement, the Adviser and Sub-Adviser will be responsible for the payment of organizational and Offering expenses to the extent they exceed 1.5% of gross proceeds from the Offering.

Payable for Unsettled Trades

The Company accepts stockholders' subscriptions on a weekly basis. For subscriptions received, for which shares of common stock were not issued by December 31, 2014, and December 31, 2013, the amounts of such subscriptions are presented as cash and as a payable for unsettled trades. The shares issued in exchange for the subscriptions were issued and outstanding on January 2, 2015, and January 2, 2014, respectively.

Per Share Information

Net increase(decrease) in net assets resulting from operations per share, net investment income per share, and net realized income per share are calculated based upon the weighted average number of shares of common stock outstanding during the reporting period. The weighted average share amount was calculated assuming the shares of common stock issued as part of the Merger Transaction were outstanding from the beginning of the period.

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

In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-9 supersedes the revenue recognition requirements under ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the ASC. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Under the new guidance, an entity is required to perform the following five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The new guidance will significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. Additionally, the guidance requires improved disclosures as to the nature, amount, timing and uncertainty of revenue that is recognized. The new guidance is effective for the annual reporting period beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The Company is currently evaluating the impact the adoption of this new accounting standard will have on the Company's financial statements.

In August 2014, the FASB issued ASU No. 2014-15, "Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern." The core objective of this guidance is that management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued or are available to be issued. The provisions of ASU No. 2014-15 are effective as of December 31, 2016, and early adoption is permitted. The Company does not expect the adoption of this update to have a material impact on its financial statements.

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

The Company’s investment portfolio as of December 31, 2014 was comprised of debt securities and equity investments. The Company's investment portfolio as of December 31, 2013 was comprised exclusively of debt securities. The fair value determination for these investments primarily consisted of both observable (Level 2) and unobservable (Level 3) inputs.

As of December 31, 2014 and December 31, 2013, all of the Company’s LMM portfolio investments consisted of illiquid securities issued by private companies. The fair value determination for the LMM portfolio investments primarily consisted of unobservable inputs. As a result, all of the Company’s LMM portfolio investments were categorized as Level 3 as of December 31, 2014 and December 31, 2013.

As of December 31, 2014 and December 31, 2013, the Company's Middle Market portfolio investments consisted primarily of private placement investments in secured and unsecured debt investments and independently rated debt investments. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were available to determine the fair value of these investments, observable inputs in the non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, a portion of the Company’s Middle Market portfolio investments were categorized as Level 2 as of December 31, 2013. For those Middle Market portfolio investments for which sufficient observable inputs were not available to determine fair value of the investments, the Company categorized such investments as Level 3 as of December 31, 2014 and December 31, 2013.

As of December 31, 2014 and December 31, 2013, the Company’s Private Loan portfolio investments primarily consisted of investments in interest-bearing debt securities in companies that are consistent with the size of companies in our LMM portfolio or our Middle Market portfolio, but are investments which have been originated through strategic relationships with other investment funds on a collaborative basis. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of the Company’s Private Loan portfolio investments were categorized as Level 3 as of December 31, 2014 and December 31, 2013.

As of December 31, 2014, the Company’s Other Portfolio investments consisted of illiquid securities issued by private companies. The fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of the Company’s Other Portfolio equity investments were categorized as Level 3 as of December 31, 2014. The Company had zero Other Portfolio investments as of December 31, 2013.

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

The following table presents fair value measurements of the Company’s investments, by major class, as of December 31, 2014 according to the fair value hierarchy (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First lien secured debt investments	$—	$—	$375,038	$375,038
Second lien secured debt investments	—	—	85,191	85,191
Equity investments	—	—	11,383	11,383
Unsecured debt investments	—	—	2,250	2,250
Total	$—	$—	$473,862	$473,862

The following table presents fair value measurements of the Company’s investments, by major class, as of December 31, 2013 according to the fair value hierarchy (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First lien secured debt investments	$—	$4,728	$59,686	$64,414
Second lien secured debt investments	—	—	2,468	2,468
Total	$—	$4,728	$62,154	$66,882

The following table presents fair value measurements of the Company’s investments segregated by the level within the fair value hierarchy as of December 31, 2014 (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
LMM portfolio investments	$—	$—	$33,616	$33,616
Private Loan investments	—	—	47,655	47,655
Private placement investments	—	—	391,016	391,016
Other portfolio investments	—	—	1,575	1,575
Total	$—	$—	$473,862	$473,862

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

The significant unobservable inputs used in the fair value measurement of the Company’s LMM equity securities, which are generally valued through an average of the discounted cash flow technique and the market comparable/enterprise value technique (unless one of these approaches is not applicable), are (i) EBITDA multiples and (ii) the weighted average cost of capital (“WACC”).  Significant increases (decreases) in EBITDA multiple inputs in isolation would result in a significantly higher (lower) fair value measurement.  Conversely, significant increases (decreases) in WACC inputs in isolation would result in a significantly lower (higher) fair value measurement.  The significant unobservable inputs used in the fair value measurement of the Company’s LMM, Middle Market and Private Loan debt investments are (i) risk adjusted discount rates used in the yield-to-maturity valuation technique (described in Note 2 - Valuation of Portfolio Investments) and (ii) the percentage of expected principal recovery.  Significant increases (decreases) in any of these discount rates in isolation would result in a significantly lower (higher) fair value measurement.  Significant increases (decreases) in any of these expected principal recovery percentages in isolation would result in a significantly higher (lower) fair value measurement.  However, due to the nature of certain investments, fair value measurements may be based on other criteria, such as third-party appraisals of collateral and fair values as determined by independent third parties, which are not presented in the table below.

The following table, which is not intended to be all inclusive, presents the significant unobservable input of the Company’s Level 3 investments as of December 31, 2014 (in thousands):

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average (2)
LMM equity investments	$9,808	Discounted Cash Flows	Weighted Average Cost of Capital	N/A	21.2%
		Market Approach/Enterprise Value	EBITDA Multiples (1)	4.2x - 8.5x	6.2x

LMM debt portfolio investments	$23,808	Discounted Cash Flows	Expected Principal Recovery	N/A	100.0%
			Risk Adjusted Discount Factor	10% - 12%	11.0%

Private Loan investments	$26,713	Market Approach	Third Party Quotes	100% - 102%	100.5%
Private Loan investments	$20,942	Discounted Cash Flows	Expected Principal Recovery	42% - 100%	95.0%
			Risk Adjusted Discount Factor	5% - 10%	7.5%
Private placement investments	$391,016	Market Approach	Third Party Quotes	67% - 102%	96.3%
Other portfolio investments	$1,575	Market Approach	Net Asset Value	N/A	N/A
	$473,862
(1) EBITDA may include proforma adjustments and/or other add-backs based on specific circumstances related to each investment.
(2) Weighted average excludes investments for which the significant unobservable input was not utilized in the fair value determination.

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
	$62,154

The following table provides a summary of changes in fair value of the Company’s Level 3 portfolio investments for the year ended December 31, 2014 (in thousands):

Type of Investment	January 1, 2014 Fair Value	Transfers Into Level 3 Hierarchy	Payment-in-Kind Interest Accrual	New Investments (1)	Sales/ Repayments	Net Unrealized Appreciation (Depreciation)	Net Realized Gain (Loss)	December 31, 2014 Fair Value
LMM Equity	$—	$—	$—	$9,808	$—	$—	$—	$9,808
LMM Debt	1,500	—	—	22,381	(90)	17	—	23,808
Private Loans	2,906	—	274	46,408	(130)	(1,803)	—	47,655
Private Placement	57,748	4,728	—	440,106	(99,158)	(12,428)	20	391,016
Other	—	—	—	1,575	—	—	—	1,575
Total	$62,154	$4,728	$274	$520,278	$(99,378)	$(14,214)	$20	$473,862

The following table provides a summary of changes in fair value of the Company’s Level 3 portfolio investments for the year ended December 31, 2013 (in thousands):

Type of Investment	January 1, 2013 Fair Value	Transfers Into Level 3 Hierarchy	Payment-in- Kind Interest Accrual	New Investments (1)	Sales/ Repayments	Net Unrealized Appreciation (Depreciation)	Net Realized Gain (Loss)	December 31, 2013 Fair Value
LMM	$4,332	$—	$—	$—	$(2,832)	$—	$—	$1,500
Private Loans	—	—	—	2,990	(24)	(60)	—	2,906
Private Placement	—	9,696	—	61,144	(13,587)	468	27	57,748
Total	$4,332	$9,696	$—	$64,134	$(16,443)	$408	$27	$62,154

(1) Column includes changes to investments due to the net accretion of discounts/premiums and amortization of fees.

For the years ended December 31, 2014 and 2013, there were transfers of $4.7 million and $9.7 million, respectively, between Level 2 and Level 3 portfolio investments. The transfers represent private placement investments which are valued based upon third party quotes with limited activity and observability of inputs. In prior periods, these were classified as Level 2 fair value measurements. As of December 31, 2014, the Company obtained information regarding the quotes, including the number of quotes used to value these investments. Given the lack of observable inputs of the third party quotes, these investments were determined to be Level 3 fair value measurements as of December 31, 2014.

Portfolio Investment Composition

 The composition of the Company’s investments as of December 31, 2014, at cost and fair value, was as follows (in thousands):

	Investments at Cost	Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First lien secured debt investments	$385,937	79.1%	$375,038	79.1%
Second lien secured debt investments	87,710	18.1%	85,191	18.0%
Equity investments	11,308	2.3%	11,308	2.4%
Unsecured debt investments	2,574	0.5%	2,250	0.5%
Equity warrants	75	—%	75	—%
Total	$487,604	100.0%	$473,862	100.0%

The composition of the Company’s investments as of December 31, 2013, at cost and fair value, was as follows (in thousands):

	Investments at Cost	Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First lien secured debt investments	$63,945	96.3%	$64,414	96.3%
Second lien secured debt investments	2,465	3.7%	2,468	3.7%
Total	$66,410	100.0%	$66,882	100.0%

The composition of the Company’s investments by geographic region of the United States as of December 31, 2014, at cost and fair value, was as follows (in thousands) (since the Other Portfolio investment does not represent a single geographic region, this information excludes Other Portfolio investments):

	December 31, 2014
	Investments at Cost	Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Northeast	$128,556	26.5%	$127,734	27.0%
Southeast	116,737	24.0%	116,803	24.7%
West	77,402	15.9%	73,993	15.7%
Southwest	85,291	17.5%	77,183	16.3%
Midwest	57,270	11.8%	56,970	12.1%
Non-United States	20,773	4.3%	$19,604	4.2%
Total	$486,029	100.0%	$472,287	100.0%

The composition of the Company’s investments by geographic region of the United States as of December 31, 2013, at cost and fair value, was as follows (in thousands):

	December 31, 2013
	Investments at Cost	Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Northeast	$20,459	30.8%	$20,611	30.8%
Southeast	11,674	17.6%	11,771	17.6%
West	9,254	13.9%	9,358	14.0%
Southwest	9,545	14.4%	9,645	14.4%
Midwest	11,569	17.4%	11,575	17.3%
Non-United States	3,909	5.9%	3,922	5.9%
Total	$66,410	100.0%	$66,882	100.0%

The composition of the Company’s total investments by industry as of December 31, 2014 and December 31, 2013, at cost and fair value was as follows (since the Other Portfolio investment does not represent a single industry, this information excludes Other Portfolio investments):

	Cost		Fair Value
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Media	9.4%	6.7%	9.2%	6.7%
Hotels, Restaurants, and Leisure	7.5%	5.4%	7.6%	5.4%
IT Services	7.1%	11.2%	7.1%	11.3%
Food Products	5.1%	1.5%	5.1%	1.4%
Oil, Gas, and Consumable Fuels	5.6%	4.7%	4.7%	4.7%
Diversified Consumer Services	4.5%	4.1%	4.6%	4.1%
Auto Components	3.8%	2.2%	3.9%	2.2%
Health Care Providers and Services	3.7%	5.6%	3.8%	5.6%
Software	3.7%	3.7%	3.8%	3.7%
Construction and Engineering	3.5%	—%	3.7%	—%
Chemicals	3.0%	1.9%	3.1%	1.9%
Machinery	3.0%	—%	3.1%	—%
Internet Software and Services	2.9%	5.9%	3.0%	5.9%
Electronic Equipment, Instruments & Components	2.6%	3.0%	2.7%	3.0%
Energy Equipment and Services	3.3%	3.7%	2.7%	3.8%
Specialty Retail	2.5%	6.6%	2.4%	6.6%
Commercial Services and Supplies	2.3%	2.9%	2.3%	2.9%
Textiles, Apparel, & Luxury Goods	2.1%	4.0%	2.2%	4.0%
Pharmaceuticals	2.1%	—%	2.2%	—%
Tobacco	1.7%	—%	1.8%	—%
Marine	1.6%	—%	1.7%	—%
Leisure Equipment and Products	1.6%	2.2%	1.6%	2.2%
Metals and Mining	1.6%	1.4%	1.6%	1.3%
Distributors	1.6%	—%	1.6%	—%
Household Products	1.6%	—%	1.6%	—%
Internet and Catalog Retail	1.5%	2.2%	1.5%	2.2%
Aerospace and Defense	1.4%	1.7%	1.4%	1.7%
Health Care Equipment and Supplies	1.4%	1.5%	1.4%	1.5%
Diversified Telecommunication Services	1.4%	—%	1.4%	—%
Insurance	1.3%	—%	1.4%	—%
Automobiles	1.2%	—%	1.3%	—%
Professional Services	1.2%	2.8%	1.2%	2.7%
Healthcare Technology	1.0%	—%	1.0%	—%
Air Freight & Logistics	0.6%	—%	0.7%	—%
Containers and Packaging	0.5%	—%	0.5%	—%
Consumer Finance	0.5%	—%	0.5%	—%
Life Sciences Tools and Services	0.3%	2.2%	0.3%	2.2%
Electric Utilities	0.3%	1.3%	0.3%	1.3%
Advertising	—%	1.0%	—%	1.1%
Communications Equipment	—%	1.3%	—%	1.3%
Electrical Equipment	—%	2.2%	—%	2.2%
Food & Staples Retailing	—%	1.5%	—%	1.5%
Restaurants	—%	2.3%	—%	2.3%
Thrifts & Mortgage Finance	—%	1.1%	—%	1.1%
Data Processing and Outsourced Services	—%	2.2%	—%	2.2%
Total	100.0%	100.0%	100.0%	100.0%

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

On March 11, 2014, the Company entered into a $70 million senior secured revolving credit facility (the "Syndicated Credit Facility") with Capital One, as the administrative agent, and with Capital One and the other banks, (the "Lenders"). This Syndicated Credit Facility amends and restates the Credit Facility in its entirety. Borrowings under the Syndicated Credit Facility bear interest, subject to the Company’s election, on a per annum basis equal to (i) the adjusted LIBOR rate plus 2.75% or (ii) the base rate plus 1.75%. The base rate is defined as the higher of (a) the prime rate or (b) the Federal Funds Rate (as defined in the credit agreement) plus 0.5%. The adjusted LIBOR rate is defined in the credit agreement for the Syndicated Credit Facility as the LIBOR rate plus such amount as adjusted for statutory reserve requirements for Eurocurrency liabilities. The Company pays unused commitment fees of 0.25% per annum on the unused lender commitment under the Syndicated Credit Facility if more than 50% of the Syndicated Credit Facility is being used and a commitment fee of 0.375% per annum on the unused lender commitments under the Syndicated Credit Facility if less than 50% of the Syndicated Credit Facility is being used. On May 30, 2014, the Company and the Lenders entered into the First Amendment (the “First Amendment”) to the Syndicated Credit Facility. The First Amendment provides for, among other things, the creation of certain structured subsidiaries of the Company (the “Structured Subsidiaries”), which are not guarantors under the Syndicated Credit Facility and which are permitted to incur debt outside of the Syndicated Credit Facility, subject to certain conditions. The assets of the Structured Subsidiaries are not considered collateral under the Syndicated Credit Facility. The First Amendment contains additional covenants such as the Company maintaining a minimum consolidated tangible net worth, excluding Structured Subsidiaries, limitations regarding industry concentration and an anti-hoarding provision to protect the collateral under the Syndicated Credit Facility. On September 22, 2014, the Company entered into a Second Amendment (“Second Amendment”) to the Syndicated Credit Facility. The Second Amendment increases the revolver commitments by the amount of $35 million, from $70 million to $105 million. The Syndicated Credit Facility has an accordion provision allowing borrowing capacity to increase up to $150 million.

Borrowings under the Syndicated Credit Facility are secured by all of the Company’s assets, except the assets of Structured Subsidiaries, as well as all of the assets, and a pledge of equity ownership interests, of any future subsidiaries of the Company, which would be joined as guarantors. The credit agreement for the Syndicated Credit Facility contains affirmative and negative covenants usual and customary for credit facilities of this nature, including, but not limited to maintaining a certain interest coverage ratio and an asset coverage ratio, maintaining a minimum consolidated tangible net worth, excluding the Structured Subsidiaries, limitations regarding industry concentration, and an anti-hoarding provision to protect the collateral under the Syndicated Credit Facility. Further, the credit agreement contains usual and customary default provisions including, without limitation: (i) a default in the payment of interest and principal; (ii) insolvency or bankruptcy of the Company; (iii) a material adverse change in the Company's business; or (iv) breach of any covenant, representation or warranty in the loan agreement or other credit documents and failure to cure such breach within defined periods. Additionally, the Syndicated Credit Facility requires the Company to obtain written approval from the administrative agent prior to entering into any material amendment, waiver or other modification of any provision of the Advisory Agreement. As of December 31, 2014, the Company was not aware of any instances of noncompliance with covenants related to the Syndicated Credit Facility. The maturity date of the Syndicated Credit Facility is March 11, 2017, and the Company has two, one-year extension options subject to Lender approval.

On June 2, 2014, the Company’s wholly-owned Structured Subsidiary, HMS Funding I LLC, a Delaware limited liability company (“HMS Funding”), entered into a credit agreement (the “HMS Funding Facility”) among HMS Funding, as borrower, the Company, as equityholder and as servicer, Deutsche Bank AG, New York Branch (“Deutsche Bank”), as administrative agent, the financial institutions party thereto as lenders (together with Deutsche Bank, the “HMS Funding Lenders”), and U.S. Bank National Association (the "Collateral Agent"), as collateral agent and collateral custodian. The HMS Funding Facility provided for an initial borrowing capacity of $50 million, subject to certain limitations, including limitations with respect to HMS Funding’s investments, as more fully described in the HMS Funding Facility. On July 22, 2014, HMS Funding, the Company, Deutsche Bank and the Collateral Agent entered into Amendment No. 1 to the HMS Funding Facility, pursuant to which the borrowing capacity under the HMS Funding Facility was increased to $100 million. On December 3, 2014, HMS Funding, the Company, Deutsche Bank and the Collateral Agent entered into Amendment No. 2 to the HMS Funding Facility, increasing the capacity under the HMS Funding Facility to $125 million. On February 5, 2015, HMS Funding, the Company, Deutsche Bank and the Collateral Agent entered into Amendment No. 3 to the HMS Funding Facility, pursuant to which the borrowing capacity under the HMS Funding Facility was increased to $200 million. At HMS Funding’s request and upon approval by HMS Funding Lenders, the maximum borrowings under the HMS Funding Facility can be increased by up to an additional $50 million, in the aggregate, subject to certain limitations contained in the HMS Funding Facility, for a total maximum capacity of $250 million. The Company contributes certain assets to HMS Funding from time to time, as permitted under the Syndicated Credit Facility, as collateral to secure the HMS Funding Facility. The HMS Funding Facility matures on June 3, 2019.

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

HMS Funding’s obligations under the HMS Funding Facility are secured by a first priority security interest in its assets, including all of the present and future property and assets of HMS Funding. The HMS Funding Facility contains affirmative and negative covenants usual and customary for credit facilities of this nature, including, but not limited to maintaining a positive tangible net worth, limitations on industry concentration and complying with all applicable laws. The HMS Funding Facility contains usual and customary default provisions including, without limitation: (i) a default in the payment of interest and principal; (ii) insolvency or bankruptcy of the Company; (iii) the occurrence of a change of control; or (iv) any uncured breach of a covenant, representation or warranty in the HMS Funding Facility. As of December 31, 2014, the Company was not aware of any instances of noncompliance with covenants related to the HMS Funding Facility.

As of December 31, 2014, the Company had borrowings of $87.9 million outstanding on the Syndicated Credit Facility, and had borrowings of $95.0 million outstanding on the HMS Funding Facility, both of which the Company estimated approximated fair value.

Note 5 – Financial Highlights

The following is a schedule of financial highlights of the Company for the years ended December 31, 2014, 2013, 2012 and the period from inception (November 22, 2011) through December 31, 2011.

Per Share/Unit Data:	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012	For the Period from Inception (November 22, 2011) through December 31, 2011

Net asset value at beginning of period	$8.91	$8.86	$9.02	$—

Net realized income (1) (2)	0.70	0.65	1.00	0.05
Net unrealized appreciation (depreciation) (1) (2)	(0.89)	0.16	0.08	(0.03)
Net increase (decrease) in net assets resulting from operations	(0.19)	0.81	1.08	0.02

Stockholder distributions (1) (3)	(0.70)	(0.70)	(0.94)	—

Issuance of membership units	—	—	—	9.00
Issuance of common stock above (below) net asset value (4), net of offering costs (1)	0.09	(0.06)	—	—
Impact of stock dividend	—	—	(0.20)	—
Impact of merger transaction	—	—	(0.10)	—
Other (5)	0.29	—	—	—
Net asset value at end of the period	$8.40	$8.91	$8.86	$9.02

Shares/units outstanding at end of period	30,967,120	5,396,967	1,289,472	1,111,111
Weighted average shares/units outstanding	16,022,853	2,648,689	1,151,554	1,111,111

(1)	Based on weighted average number of shares of common stock outstanding for the period.

(2)	Change in net realized income and net unrealized appreciation (depreciation) from investments can change significantly from period to period.

(3)	The stockholder distributions represent the stockholder distributions declared for the period.

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

(5)
Includes the impact of the different share amounts as a result of calculating certain per share data based on the weighted average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012	For the Period from Inception (November 22, 2011) through December 31, 2011
	(in thousands, except percentages)
Net asset value at end of period	$260,063	$48,077	$11,423	$10,020
Average net assets	$142,603	$24,864	$10,488	$10,020
Average Credit Facility borrowings	$89,846	$9,660	$7,231	$7,500

Ratios to average net assets:
Ratio of total expenses to average net assets(1)	5.62%	4.23%	7.05%	0.34%
Ratio of total expenses, excluding interest expense, to average net assets (1)	3.29%	2.55%	4.03%	0.18%
Ratio of net investment income to average net assets	7.85%	6.86%	10.81%	0.55%

Portfolio turnover ratio	38.39%	49.37%	72.81%	—%

Total return (2)	2.13%	8.47%	10.85%	0.22%

(1)
For the year ended December 31, 2014, the Adviser waived base management fees of approximately $1.8 million, subordinated incentive fees of approximately $451,000, capital gains incentive fees of approximately $0, administrative services expenses of approximately $1.5 million and made an expense support payment to the Company of $328,000. For the year ended December 31, 2013, the Advisers waived base management fees of approximately $779,000, capital gains incentive fees of approximately $5,000, administrative services expenses of approximately $1.0 million, and made an expense support payment to the Company of $153,000. The ratio is calculated by reducing the expenses to reflect the waiver of expenses and reimbursement of administrative services and to reflect the reduction of expenses for expense support provided by the Adviser in both periods presented. See Note 9-Related Party Transactions and Arrangements for further discussion of fee waivers and expense support provided by the Advisers.

(2)	Total return is calculated on the change in net asset value per share and stockholder distributions declared per share over the reporting period.

Note 6 – Stockholder Distributions

The following table reflects the cash distributions per share that the Company has declared on its common stock during the year ended December 31, 2014 (in thousands except per share amounts).

	Distributions
For the Period Ended	Per Share	Amount
Three months ended December 31, 2014	$0.18	$4,658
Three months ended September 30, 2014	$0.17	$3,234
Three months ended June 30, 2014	$0.18	$2,049
Three months ended March 31, 2014	$0.17	$1,276

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

On December 18, 2014, with the authorization of the Company’s board of directors, the Company declared distributions to its stockholders for the period of January 2015 through March 2015. These distributions have been, or will be, calculated based on stockholders of record each day from January 1, 2015 through March 31, 2015 in an amount equal to $0.00191781 per share, per day (which represents an annualized distribution yield of 7.00% based on the Company's initial public offering price of $10.00 per share and a yield of 7.18% based on the Company's current offering price of $9.75 per share, if it were maintained every day for a twelve-month period). Distributions are paid on the first business day following the completion of each month to which they relate.

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

The following table reflects the sources of the cash distributions that the Company declared and, in some instances, paid on its common stock during the years ended December 31, 2014, 2013 and 2012.

	Year Ended December 31, 2014		Year Ended December 31, 2013		Year Ended December 31, 2012
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage	Distribution Amount	Percentage
Net realized income from operations (net of waiver of base management and incentive fees and expense support payment from Adviser)	$8,615	77%	$795	43%	$790	73%
Waiver of base management and incentive fees	2,274	20%	784	42%	291	27%
Expense support payment from Adviser	328	3%	153	8%	—	—%
Prior period net investment income in excess of prior period distributions declared	—	—%	123	7%	—	—%
Total	$11,217	100%	$1,855	100%	$1,081	100%

The Company may fund its cash distributions from all sources of funds legally available, including Offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to it on account of preferred and common equity investments in portfolio companies, fee and expense waivers from its Advisers, and expense support payments from the Adviser. The Company has not established limits on the amount of funds that the Company may use from legally available sources to make distributions. The Company expects that for the foreseeable future, a portion of the distributions will be paid from sources other than net realized income from operations, which may include Offering proceeds, borrowings, fee and expense waivers from its Advisers and support payments from the Adviser. As further discussed in Note 9 - Related Party Transactions and Arrangements, the Adviser provided Expense Support through December 31, 2014, in order for the Company to achieve a reasonable level of expenses relative to its investment income. On September 30, 2014, the 2014 Expense Reimbursement Agreement with the Adviser was amended removing the mandatory reimbursement payment requirement, and therefore, finalizing the expense support from the Adviser. Upon finalization of the expense support, the Company recognized the expense support of $328,000 from the Adviser. This Expense Support Payment was received by the Company on October 30, 2014. No additional Expense Support Payments were made by the Adviser in 2014. There is currently no agreement in place for the Adviser to provide Expense Support to the Company after December 31, 2014.

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

Note 7 – Taxable Income

The Company has elected to be treated for U.S. federal income tax purposes as a RIC. As a RIC, the Company generally will not pay corporate-level U.S. federal income taxes on net ordinary income or capital gains that the Company distributes to its stockholders from taxable earnings and profits as distributions. The Company must generally distribute at least 90% of its investment company taxable income to maintain its RIC status. As a part of maintaining its RIC status, undistributed taxable income (subject to a 4% excise tax) pertaining to a given taxable year may be distributed up to 12 months subsequent to the end of that taxable year, provided such distributions are declared prior to the filing of the federal income tax return for the prior year. In 2014, the Company paid approximately $1,000 with its 2013 tax year extension which was an estimate of the 4% nondeductible excise tax due; however, upon finalization of the 2013 federal tax return, none of the cumulative undistributed taxable income was subject to this 4% nondeductible excise tax since the Company distributed enough to eliminate an excise tax liability. In order to avoid this excise tax, the Company needs to distribute, during each calendar year an amount at least equal to the sum of (1) 98.0% of its net ordinary income for the calendar year, (2) 98.2% of its capital gain in excess of capital loss for the calendar year and (3) any net ordinary income and net capital gain for the preceding year that was not distributed during such year and on which the Company paid no U.S. federal income tax. None of the cumulative undistributed taxable income was subject to this 4% nondeductible excise tax, therefore the $1,000 payment made with the extension will be returned to the Company.

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

Note 8 – Supplemental Cash Flow Disclosures

Listed below are the supplemental cash flow disclosures for the years ended December 31, 2014, 2013 and 2012 (in thousands):

Supplemental Disclosure of Cash Flow Information	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Interest Paid	$2,795	$302	$194
Taxes Paid	$1	$6	$—

Supplemental Disclosure of Non-Cash Flow Information
Stockholder distributions declared and unpaid	$1,760	$295	$65
Stockholder distributions reinvested	$4,630	$429	$6
Change in unpaid deferred offering costs	$1,302	$1,161	$2,121
Unpaid deferred financing costs	$10	$—	$—
Sale of portfolio investments to Main Street Capital Corporation	$—	$—	$2,250
Portfolio investments acquired from Main Street Capital Corporation	$—	$—	$2,250

Note 9 — Related Party Transactions and Arrangements

Advisory Agreements and Conditional Fee Waiver

As described in Note 1 - Principal Business and Organization, the business of the Company is managed by the Adviser (an affiliate of Hines), pursuant to the Advisory Agreement that was entered into on May 31, 2012 and renewed in May 2014. This agreement states that the Adviser will oversee the management of the Company’s activities and is responsible for making investment decisions with respect to, and providing day-to-day management and administration of, the Company’s investment portfolio. Additionally, the Adviser has engaged the Sub-Adviser pursuant to the Sub-Advisory Agreement to identify, evaluate, negotiate and structure the Company’s prospective investments, make investment and portfolio management recommendations for approval by the Adviser, monitor the Company’s investment portfolio and provide certain ongoing administrative services to the Adviser in exchange for which the Adviser will pay the Sub-Adviser fifty percent (50%) of the base management fee and incentive fees described below as compensation for its services. In addition, as of December 31, 2014 and December 31, 2013, the Company owned zero and three, respectively, investments with respect to which the Sub-Adviser provides servicing.

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

As discussed above, the Company and the Advisers entered into the Conditional Fee Waiver Agreement pursuant to which, for the period from June 4, 2012 to December 31, 2013, the Advisers agreed to waive all fees upon the occurrence of any event, which in the Advisers’ sole discretion is deemed necessary, including, but neither limited to nor automatically triggered by, the Company’s estimate that a distribution declared and payable to its stockholders during the fee waiver period represents, or would represent when paid, a return of capital for U.S. federal income tax purposes. Further, the agreement contains a clause which states that subject to the approval of the Company’s board of directors, in future periods previously waived fees may be paid to the Advisers, if and only to the extent that the Company’s cumulative net increase in net assets resulting from operations exceeds the amount of cumulative distributions paid to stockholders. The previously waived fees are potentially subject to repayment by the Company, if at all, within a period not to exceed three years from the date of each respective fee waiver. On December 30, 2013, the Adviser entered into an amendment to the Conditional Fee Waiver Agreement extending the waiver of HMS Adviser's fees through December 31, 2014. The waiver of fees due to the Sub-Adviser ended on December 31, 2013, and beginning January 1, 2014, the Sub-Adviser no longer waived its fees under the Sub-Advisory Agreement, except the subordinated incentive fee on income for the period October 1, 2014 through December 31, 2014, totaling approximately $226,000, which the Sub-Adviser agreed to waive.

For the years ended December 31, 2014, 2013, and 2012, the Company incurred base management fees of approximately $5.6 million, $779,000 and $232,000, respectively, capital gains incentive fees of approximately $0, $5,000 and $3,000, respectively, and subordinated incentive fees on income of $451,000, $0 and $123,000, respectively. For the years ended December 31, 2014, 2013, and 2012, the Advisers waived base management fees of $1.8 million, $779,000 and $232,000, respectively, and capital gains incentive fees of $0, $5,000 and $3,000, respectively, and subordinated incentive fees on income of $451,000, $0 and

$123,000, respectively. For the years ended December 31, 2014, 2013 and 2012, the Company did not record an accrual for any previously waived fees. Any future reimbursement of previously waived fees to the Advisers will not be accrued until the reimbursement of the waived fees become probable and estimable which will be upon approval of the Company’s board of directors. Additionally, the reimbursement of the fees waived under the Conditional Fee Waiver Agreement are subordinate to the reimbursement of the expense support payments, which are described below.

Pursuant to the Advisory Agreement and Sub-Advisory Agreement, the Company is required to pay or reimburse the Advisers for administrative services expenses, which include all costs and expenses related to the day-to-day administration and management of the Company not related to advisory services. For the years ended December 31, 2014, 2013, and 2012, the Company incurred, and the Advisers waived the reimbursement of, administrative services expenses of approximately $1.5 million, $1.0 million and $438,000, respectively. The Advisers have agreed to waive the reimbursement of administrative services expenses through December 31, 2014. The waiver of the reimbursement of administrative services expenses is not subject to future reimbursement.

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

On December 30, 2013, the Company and the Adviser agreed to an Expense Support and Conditional Reimbursement Agreement, which was subsequently amended on March 31, 2014, June 30, 2014 and September 30, 2014 (as amended, the "2014 Expense Reimbursement Agreement"). Under the 2014 Expense Reimbursement Agreement, until December 31, 2014 or a prior date mutually agreed to by both parties, the Adviser, at its sole discretion, will pay to the Company up to 100% of the Company’s operating expenses, (an "Expense Support Payment"), in order for the Company to achieve a reasonable level of expenses relative to its investment income (the "Operating Expense Objective"). Under the 2014 Expense Reimbursement Agreement, operating expenses are defined as third party operating costs and expenses incurred by the Company between January 1, 2014, and December 31, 2014, under generally accepted accounting principles for investment management companies. The Board, in its discretion, may approve the repayment of unreimbursed Expense Support Payments (a “Reimbursement Payment”) upon a determination by the Board that the Company has achieved the Operating Expense Objective in any quarter following receipt by the Company of an Expense Support Payment. Under the 2014 Expense Reimbursement Agreement, any unreimbursed Expense Support Payment may be reimbursed by the Company within a period not to exceed three years from the date each respective Expense Support Payment was determined, but only after any Expense Support Payment amounts have been reimbursed under the 2013 Expense Reimbursement Agreement. Any Expense Support Payments that remain unreimbursed three years after such payment will be permanently waived. The 2014 Expense Reimbursement Agreement may be terminated by the Company at any time, and shall automatically terminate upon termination of the Advisory Agreement or upon liquidation or dissolution of the Company. During the year ended December 31, 2014, the Company has recognized an Expense Support Payment of $328,000, which the Adviser paid to the Company on October 30, 2014. The Expense Support Payment from the Adviser of $328,000 may be reimbursed by the Company within a period not to exceed three years, subject to approval by the Company's Board.  As discussed above, the reimbursement of this Expense Support Payment from the Company to the Adviser is only permitted after the reimbursement of the Expense Support Payment of $153,000 that was made in 2013.

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

Period Ended	Amount of Fee Waivers and Expense Support Payments (in thousands)(1)	Expiration of the Advisers’ Right to Receive Reimbursement of Previously Waived Fees and Expense Support Payments(2)	Amount of Administrative Expense Waivers (in thousands)(3)	Operating Expense Ratio as of the Date of the Fee Waivers(4)	Annualized Distribution Rate as of the Date of the Fee Waivers(5)
June 30, 2012	$49	June 30, 2015	$25	1.35%	7.00%
September 30, 2012	$152	September 30, 2015	$129	1.97%	7.00%
December 31, 2012	$157	December 31, 2015	$284	2.96%	7.00%
March 31, 2013	$84	March 31, 2016	$233	1.86%	7.00%
June 30, 2013	$118	June 30, 2016	$222	1.36%	7.00%
September 30, 2013	$268	September 30, 2016	$234	1.22%	7.00%
December 31, 2013	$467	December 31, 2016	$329	0.49%	7.00%
March 31, 2014	$303	March 31, 2017	$329	1.28%	7.00%
June 30, 2014	$551	June 30, 2017	$385	1.28%	7.00%
September 30, 2014	$1,149	September 30, 2017	$371	1.23%	7.00%
December 31, 2014	$599	December 31, 2017	$412	1.70%	7.00%

(1)	Fees waived pursuant to the Conditional Fee Waiver Agreement and Expense Support Payments pursuant to the 2013 and 2014 Expense Reimbursement Agreements.

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

(5)
“Annualized Distribution Rate” equals $0.00191781 per share, per day (which represents an annualized distribution yield of 7.00% based on the initial public offering price of $10.00 per share and a yield of 7.18% based on the Company's current offering price, effective January 15, 2015, of $9.75 per share if it were maintained every day for a twelve-month period). “Annualized Distribution Rate” does not include the special stock dividend paid to stockholders on September 14, 2012.

As discussed in Note 2 - Basis of Presentation and Summary of Significant Accounting Policies - Organizational and Offering Costs, as of December 31, 2014 and December 31, 2013, the Adviser and Sub-Adviser have incurred approximately $6.8 million and $4.3 million, respectively, of Offering costs on the Company’s behalf. On May 31, 2012, the Company has recorded a due to affiliate liability and capitalized the deferred Offering costs as it is expected that the Company will raise sufficient capital that it will be required to reimburse the Advisers for these costs. As of December 31, 2014, the balance of the due to affiliate liability was $2.4 million. On a regular basis, management reviews capital raise projections to evaluate the likelihood of the capital raise reaching a level that would require the Company to reimburse the Adviser for the Offering costs incurred on the Company's behalf. Based on the $6.8 million of offering costs incurred by the Advisers through December 31, 2014, the Company would have to raise approximately $453.3 million to be obligated to reimburse the Advisers for all of these costs. Commencing with the Company’s initial closing, which occurred on September 17, 2012, and continuing with every closing thereafter, 1.5% of the proceeds of such closings will be amortized as a charge to additional paid in capital and a reduction of deferred offering costs, until such asset is fully amortized. As of December 31, 2014, approximately $4.4 million has been amortized. The Company expects to reimburse the Advisers for such costs incurred on its behalf on a monthly basis up to a maximum aggregate amount of 1.5% of the gross Offering proceeds.

The table below outlines fees incurred and expense reimbursements payable to Hines, Main Street and their affiliates for the years ended December 31, 2014, 2013 and 2012 and amounts unpaid as of December 31, 2014 and 2013 (in thousands).

	Incurred			Unpaid as of
Type and Recipient	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012	December 31, 2014	December 31, 2013
Base Management Fees (1) - the Adviser, Sub-Adviser	$3,755	$—	$—	$2,080	$—
Incentive Fees on Income (1) - the Adviser, Sub-Adviser	—	—	—	—	—
Capital Gains Incentive Fee (1) - the Adviser, Sub-Adviser	—	—	—	—	—
Offering Costs - the Adviser, Sub-Adviser	2,495	1,792	2,529	2,388	3,690
Expense Support from Adviser (2)	(328)	(220)	—	—	67
Other (3) - the Adviser	402	349	393	62	20
Interest Expense – Main Street Capital Corporation	—	—	101	—	—
Management Fees – Main Street Capital Corporation	—	—	15	—	—
Selling Commissions - Dealer Manager	15,538	2,531	76	—	(5)
Dealer Manager Fee - Dealer Manager	7,437	1,195	33	—	(1)
Due to Affiliates				$4,530	$3,771

(1)	Net of amounts waived by the Adviser and Sub-Adviser.

(2)
Pursuant to the 2013 Expense Reimbursement Agreement, the Adviser made a payment of $220,000 to the Company in December 2013, based upon estimates of Company's operating expenses. Upon finalization of Company's financial statements, the Company determined that the 2013 Expense Support Payment was $67,000 higher than required for the Company to achieve the Operating Expense Objective for 2013, as defined in the 2013 Expense Reimbursement Agreement. As of December 31, 2013, the Company owed the Adviser $67,000 for this overpayment, which was made in the first quarter of 2014. As discussed above, expense support of $328,000 has been recognized for the year ended December 31, 2014. This amount was received by the Company on October 30, 2014.

(3)	Includes amounts the Adviser paid on behalf of the Company such as general and administrative services expenses.

Note 10 – Share Repurchase Plan

The Company conducts quarterly tender offers pursuant to its share repurchase program. Under the terms of the plan, the Company will offer to purchase shares at the net asset value per share, as determined within 48 hours prior to the repurchase date. The Company currently limits the number of shares to be repurchased (i) during any calendar year to the proceeds it receives from the issuance of shares of its common stock under its distribution reinvestment plan during the trailing four quarters and (ii) in any calendar quarter to 2.5% of the weighted average number of shares of common stock outstanding during the trailing four quarters. At the discretion of the Company’s board of directors, the Company may also use cash on hand, cash available from borrowings and cash from the sale of investments as of the end of the applicable period to repurchase shares. The Company’s board of directors may amend, suspend or terminate the share repurchase program upon 30 days’ notice. The Company’s first repurchase date was October 1, 2013. Since inception of our share repurchase program, the Company funded the repurchase of $162,000 in shares. For the years ended December 31, 2014 and 2013, the Company funded approximately $158,000 and $4,000 respectively for shares tendered for repurchase under the plan approved by the board of directors. Since inception of the share repurchase program, the Company has funded all redemption requests validly tendered and not withdrawn.

Note 11 – Commitments and Contingencies

At December 31, 2014, the Company had a total of approximately $6.4 million in outstanding commitments comprised of (i) four commitments to fund revolving loans that had not been fully drawn or term loans that had not been funded and (ii) one capital commitment that had not been fully called.

Note 12 – Subsequent Events

From January 1, 2015 through February 28, 2015, the Company has raised approximately $64.3 million in the public offering. During this period, the Company has funded approximately $132.8 million in investments and received proceeds from repayments and dispositions of approximately $12.3 million.

On January 5, 2015, the Company had two investments, with one portfolio company, with a combined principal balance of $4.4 million that were scheduled to mature. The borrower on these investments failed to repay the principal and accrued interest that was due on that date. The failure to repay constituted an event of default, and the Company is currently working with the borrower to maximize recovery of the amounts borrowed.

On January 9, 2015, the Company decreased its public offering price from $10.00 per share to $9.75 per share. This decrease in the public offering price will be effective as of our January 15, 2015 weekly closing. In accordance with the Company's share pricing policy, its board of directors determined that a reduction in the public offering price per share was warranted following a decline in our estimated net asset value per share to an amount more than 5% below our then-current net offering price. The decline in the estimated net asset value per share was primarily driven by the recent impact of broad price declines in the high yield bond and leveraged loan markets and the effect of declining oil prices on the Company's investments in companies in the oil and gas sector. As a result of the decrease in the public offering price per share, the maximum combined sales commission and dealer manager fee per share and the net proceeds per share will correspondingly decrease from $1.00 to $0.97 and $9.00 to $8.78, respectively.

Effective as of February 3, 2015, the board of directors of the Company elected David M. Covington to the newly created position of Chief Accounting Officer and Treasurer of the Company and the general partner of the Adviser. In these positions, Mr. Covington is responsible for the oversight of the treasury, accounting, financial reporting and SEC reporting functions. He is also responsible for establishing the companies’ accounting policies and ensuring compliance with those policies.

On February 4, 2015, the Company’s wholly-owned Structured Subsidiary, the Company, Deutsche Bank and the Collateral Agent entered into the Third Amendment to the HMS Funding Facility increasing the borrowing capacity to $200 million. No other terms or conditions were modified as a result of this agreement.

On February 12, 2015, the Company filed a tender offer statement on Schedule TO with the SEC, to commence an offer by the Company to purchase, as approved by the board of directors, 400,571.32 shares of the Company's issued and outstanding common stock, par value $0.001 per share. The offer is for cash at a purchase price equal to the net asset value per share to be determined within 48 hours of the repurchase date.

On March 2, 2015, the Advisers entered into an agreement which allowed the Adviser to waive subordinated incentive fees on income that would have otherwise been payable to the Sub-Adviser for the quarter ended December 31, 2014.

Note 13 – Quarterly Financial Data (UNAUDITED)

The following table presents selected unaudited quarterly financial data for each quarter during the years ended December 31, 2014, 2013 and 2012 (in thousands except per share and per unit amounts):

	Quarter Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Total interest income	$1,661	$3,210	$5,647	$8,695
Net investment income	$824	$1,845	$3,673	$4,855
Net realized gain (loss) from investments	69	82	65	(196)
Net unrealized appreciation (depreciation)	$228	$44	$(1,900)	$(12,586)
Net increase (decrease) in net assets resulting from operations	$1,121	$1,971	$1,838	$(7,927)
Net investment income per share/unit – basic and diluted	$0.11	$0.16	$0.20	$0.18
Net increase (decrease) in net assets resulting from operations per share/unit – basic and diluted	$0.15	$0.17	$0.10	$(0.30)

	Quarter Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Total interest income	$392	$559	$808	$999
Net investment income	$101	$297	$498	$809
Net realized gain from investments	—	4	—	23
Net unrealized appreciation (depreciation)	$207	$(69)	$250	$33
Net increase in net assets resulting from operations	$308	$232	$748	$865
Net investment income per share/unit – basic and diluted	$0.07	$0.15	$0.17	$0.19
Net increase in net assets resulting from operations per share/unit – basic and diluted	$0.22	$0.11	$0.26	$0.21

	Quarter Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Total interest income	$415	$410	$464	$584
Net investment income	$339	$271	$262	$262
Net realized gain from investments	—	—	12	2
Net unrealized appreciation (depreciation)	$155	$(2)	$33	$(99)
Net increase in net assets resulting from operations	$494	$269	$307	$165
Net investment income per share/unit – basic and diluted	$0.30	$0.24	$0.23	$0.22
Net increase in net assets resulting from operations per share/unit – basic and diluted	$0.44	$0.24	$0.27	$0.13

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
HMS Income Fund, Inc.

We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements of HMS Income Fund, Inc. (a Maryland corporation) and subsidiaries (the ‘‘Company’’) referred to in our report dated March 3, 2015, which is included in the annual report on Form 10-K. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(b), which is the responsibility of the Company’s management. In our opinion, this financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Houston, Texas
March 3, 2015

Schedule 12-14
HMS Income Fund, Inc.
Consolidated Schedule of Investments in and Advances to Affiliates
Year ended December 31, 2014

Company	Investments (1)	Amount of Interest or Dividends Credited to Income (2)	December 31, 2013 Value	Gross Additions (3)	Gross Deletions (4)	December 31, 2014 Value
Control Investments
GRT Rubber Technologies, LLC	LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.00%, Secured Debt	$30	$—	$8,086	$—	$8,086
	Common Stock	—	—	6,435	—	6,435
	Total Control	$30	$—	$14,521	$—	$14,521

Affiliate Investments
AFG Capital Group, LLC	11.00% Secured Debt	$30	$—	$1,596	$—	$1,596
	Common Stock	—	—	300	—	300
	Warrants	—	—	65	—	65
Mystic Logistics, Inc.	12.00% Secured Debt	114	—	2,427	—	2,427
	Common Stock	—	—	680	—	680
SoftTouch Medical Holdings, LLC	12.00% Secured Debt	26	—	1,471	—	1,471
	Common Stock	—	—	885	—	885
	Total Affiliate	$170	$—	$7,424	$—	$7,424

This schedule should be read in conjunction with HMS Income Fund's Consolidated Financial Statements, including the Consolidated Schedule of Investments and Notes to the Consolidated Financial Statements.

(1)	The principal amount, the ownership detail for equity investments and if the investment is income producing is shown in the Consolidated Schedule of Investments.

(2)
Represents the total amount of interest, fees or dividends credited to income for the portion of the year an investment was included in Control or Affiliate categories, respectively. For investments transferred between Control and Affiliate categories during the year, any income related to the time period it was in the category other than the one shown at year end is included in "Income from investments transferred from Control during the year" or "Income from investments transferred from Affiliate during the year".

(3)
Gross additions include increases in the cost basis of investments resulting from new portfolio investment, follow on investments and accrued PIK interest, and the exchange of one or more existing securities for one or more new securities. Gross Additions also include net increases in unrealized appreciation or net decreases in unrealized depreciation as well as the movement of an existing portfolio company into this category and out of a different category.

(4)
Gross reductions include decreases in the cost basis of investments resulting from principal repayments or sales and the exchange of one or more existing securities for one or more new securities. Gross reductions also include net increases in unrealized depreciation or net decreases in unrealized appreciation as well as the movement of an existing portfolio company out of this category and into a different category.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief
Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of
December 31, 2014, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief
Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management’s assessment of the effectiveness of our internal control system as of December 31, 2014 was based on the framework for effective internal control over financial reporting described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, as of December 31, 2014, our system of internal control over financial reporting was effective at the reasonable assurance level.

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

March 3, 2015

Changes in Internal Control Over Financial Reporting

During the year ended December 31, 2014, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

 Certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to our definitive Proxy Statement relating to the Company’s 2015 Annual Meeting of Stockholders, to be filed with the SEC no later than April 30, 2015.

Item 11.  Executive Compensation

The information required by this Item is incorporated by reference to our definitive Proxy Statement relating to the Company’s 2015 Annual Meeting of Stockholders, to be filed with the SEC no later than April 30, 2015.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to our definitive Proxy Statement relating to the Company’s 2015 Annual Meeting of Stockholders, to be filed with the SEC no later than April 30, 2015.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to our definitive Proxy Statement relating to the Company’s 2015 Annual Meeting of Stockholders, to be filed with the SEC no later than April 30, 2015.

Item 14.  Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to our definitive Proxy Statement relating to the Company’s 2015 Annual Meeting of Stockholders, to be filed with the SEC no later than April 30, 2015.

PART IV

Item 15. Exhibits, Financial Statement Schedules

a.	Consolidated Financial Statements
The following financial statements are set forth in Item 8:

b.     Consolidated Financial Statement Schedules
Report of Independent Registered Public Accounting Firm
Consolidated Schedule of Investments in and Advances to Affiliates for the Year Ended December 31, 2014

c.	Exhibits

The following exhibits are filed as part of this annual report on Form 10-K or hereby incorporated by reference to exhibits previously filed with the SEC:

2.1
Agreement and Plan of Merger (filed as Exhibit (k)(3) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2, filed on May 31, 2012 and incorporated herein by reference).

3.1
Articles of Amendment and Restatement (filed as Exhibit (a)(2) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2, filed on May 31, 2012 and incorporated herein by reference).

3.2	Amended and Restated Bylaws (filed as Exhibit 3.2 to the Registrant's annual report on Form 10-K filed March 3, 2014 incorporated herein by reference).
4.1
Distribution Reinvestment Plan (filed as Exhibit (e) to Post-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2, filed on September 28, 2012 and incorporated herein by reference).

4.2
Form of Subscription Agreement (filed as Appendix A to the Registrant’s prospectus supplement to the prospectus dated April 28, 2014 (File No. 333-178548), filed pursuant to Rule 497 on February 25, 2015 and incorporated herein by reference).

10.1	Loan and Security Agreement (filed as Exhibit (k)(2) to the Registrant’s Registration Statement on Form N-2, filed on December 16, 2011 and incorporated herein by reference).
10.2
Investment Advisory and Administrative Services Agreement between the Registrant and HMS Adviser LP (filed as Exhibit (g)(1) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2, filed on May 31, 2012 and incorporated herein by reference).

10.3
Investment Sub-Advisory Agreement by and among the Registrant, HMS Adviser LP, Main Street Capital Partners, LLC and Main Street Capital Corporation (filed as Exhibit (g)(2) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2, filed on May 31, 2012 and incorporated herein by reference).

10.4
Assignment and Assumption of Investment Sub-Advisory Agreement by and among Main Street Capital Partners, LLC, Main Street Capital Corporation and MSC Adviser I, LLC (filed as Exhibit 10.4 to the Registrant's annual report on Form 10-K filed on March 3, 2014 and incorporated herein by reference).

10.5
Dealer Manager Agreement between the Registrant and Hines Securities, Inc. (filed as Exhibit (h)(1) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2, filed on May 31, 2012 and incorporated herein by reference).

10.6
Custody Agreement between the Registrant and Amegy Bank National Association (filed as Exhibit (j) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2, filed on May 31, 2012 and incorporated herein by reference).

10.7
Conditional Fee Waiver Agreement between the Registrant, HMS Adviser LP and Main Street Capital Partners, LLC (filed as Exhibit (k)(1) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2, filed on May 31, 2012 and incorporated herein by reference).

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

10.13
Senior Secured Revolving Credit Agreement, dated as of March 11, 2014, by and among the Registrant, Capital One, National Association and the financial institutions party thereto (filed as exhibit 10.1 to the Registrant’s current report on Form 8-K, filed March 14, 2014 and incorporated herein by reference).

10.14
Amendment dated March 31, 2014 to Expense Support and Conditional Reimbursement Agreement by and between the Registrant and HMS Adviser LP (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K filed on April 2, 2014 and incorporated herein by reference).

10.15
First Amendment to Senior Secured Revolving Credit Agreement, dated as of May 30, 2014, by and among the Registrant, Capital One, National Association, and the financial institutions party thereto (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed June 5, 2014 and incorporated herein by reference).

10.16
Loan Financing and Servicing Agreement, dated as of June 2, 2014, by and among HMS Funding I, LLC, the Registrant, the financial institutions party thereto, and Deutsche Bank AG, New York branch (filed as Exhibit 10.2 to the Registrant’s current report on Form 8-K, filed June 5, 2014 and incorporated herein by reference).

10.17
Second Amendment, dated June 30, 2014, to the Expense Support and Conditional Reimbursement Agreement by and between the Registrant and HMS Adviser LP (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K filed June 30, 2014 and incorporated herein by reference).

10.18
Amendment No. 1 to the Loan Financing and Servicing Agreement, dated as of June 2, 2014, by and among HMS Funding I, LLC, the Registrant, the financial institutions party thereto, and Deutsche Bank AG, New York branch (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed July 25, 2014 and incorporated herein by reference).

10.19
Second Amendment to Senior Secured Revolving Credit Agreement, dated as of September 22, 2014, by and among the Registrant, Capital One, National Association, and the financial institutions party thereto and HMS Equity Holding, LLC (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed September 25, 2014 and incorporated herein by reference).

10.20
Third Amendment, dated September 30, 2014, to the Expense Support and Conditional Reimbursement Agreement by and between the Registrant and HMS Adviser LP (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K filed September 30, 2014 and incorporated herein by reference).

10.21
Amendment No. 2 to the Loan Financing and Servicing Agreement, dated as of December 3, 2014, by and among HMS Funding I, LLC, the Registrant, the financial institutions party thereto, and Deutsche Bank AG, New York branch (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K, December 8, 2014 and incorporated herein by reference).

10.22
Amendment No. 3 to the Loan Financing and Servicing Agreement, dated as of February 4, 2015, by and among HMS Funding I, LLC, the Registrant, the financial institutions party thereto, and Deutsche Bank AG, New York branch (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed February 9, 2015 and incorporated herein by reference).

14.1
Code of Ethics of the Registrant (filed as Exhibit (r)(1) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2, filed on May 31, 2012 and incorporated herein by reference).

14.2
Code of Ethics of HMS Adviser LP (filed as Exhibit (r)(2) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2, filed on May 31, 2012 and incorporated herein by reference).

14.3
Amended and Restated Code of Ethics of Main Street Capital Corporation and Main Street Capital Partners, LLC (filed as Exhibit (r)(3) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2, filed on May 31, 2012 and incorporated herein by reference).

14.4
Code of Ethics of Hines Securities, Inc. (filed as Exhibit (r)(4) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2, filed on May 31, 2012 and incorporated herein by reference).

21.1	List of Subsidiaries
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

HMS INCOME FUND, INC.

Date:	March 3, 2015	By:	/s/ SHERRI W. SCHUGART
Sherri W. Schugart
Chairperson, Chief Executive Officer and President

Date:	March 3, 2015	By:	/s/ RYAN T. SIMS
Ryan T. Sims
Chief Financial Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/ Sherri W. Schugart	Chairperson, Chief Executive Officer and President	March 3, 2015
Sherri W. Schugart	(Principal Executive Officer)

/s/ Ryan T. Sims	Chief Financial Officer and Secretary	March 3, 2015
Ryan T. Sims	(Principal Financial Officer)

/s/ David M. Covington	Chief Accounting Officer and Treasurer	March 3, 2015
David M. Covington	(Principal Accounting Officer)

/s/ John O. Niemann, Jr.	Director	March 3, 2015
John O. Niemann, Jr.

/s/ Peter Shaper	Director	March 3, 2015
Peter Shaper

/s/ Gregory Geib	Director	March 3, 2015
Gregory Geib

/s/ Curtis L. Hartman	Director	March 3, 2015
Curtis L. Hartman

EXHIBIT INDEX

Exhibit No.	Description
2.1
Agreement and Plan of Merger (filed as Exhibit (k)(3) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2, filed on May 31, 2012 and incorporated herein by reference).

3.1
Articles of Amendment and Restatement (filed as Exhibit (a)(2) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2, filed on May 31, 2012 and incorporated herein by reference).

3.2	Amended and Restated Bylaws (filed as Exhibit 3.2 to the Registrant's annual report on Form 10-K filed March 3, 2014 incorporated herein by reference).
4.1
Distribution Reinvestment Plan (filed as Exhibit (e) to Post-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2, filed on September 28, 2012 and incorporated herein by reference).

4.2
Form of Subscription Agreement (filed as Appendix A to the Registrant’s prospectus supplement to the prospectus dated April 28, 2014 (File No. 333-178548), filed pursuant to Rule 497 on February 25, 2015 and incorporated herein by reference).

10.1	Loan and Security Agreement (filed as Exhibit (k)(2) to the Registrant’s Registration Statement on Form N-2, filed on December 16, 2011 and incorporated herein by reference).
10.2
Investment Advisory and Administrative Services Agreement between the Registrant and HMS Adviser LP (filed as Exhibit (g)(1) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2, filed on May 31, 2012 and incorporated herein by reference).

10.3
Investment Sub-Advisory Agreement by and among the Registrant, HMS Adviser LP, Main Street Capital Partners, LLC and Main Street Capital Corporation (filed as Exhibit (g)(2) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2, filed on May 31, 2012 and incorporated herein by reference).

10.4
Assignment and Assumption of Investment Sub-Advisory Agreement by and among Main Street Capital Partners, LLC, Main Street Capital Corporation and MSC Adviser I, LLC (filed as Exhibit 10.4 to the Registrant's annual report on Form 10-K filed on March 3, 2014 and incorporated herein by reference).

10.5
Dealer Manager Agreement between the Registrant and Hines Securities, Inc. (filed as Exhibit (h)(1) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2, filed on May 31, 2012 and incorporated herein by reference).

10.6
Custody Agreement between the Registrant and Amegy Bank National Association (filed as Exhibit (j) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2, filed on May 31, 2012 and incorporated herein by reference).

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

10.13
Senior Secured Revolving Credit Agreement, dated as of March 11, 2014, by and among the Registrant, Capital One, National Association and the financial institutions party thereto (filed as exhibit 10.1 to the Registrant’s current report on Form 8-K, filed March 14, 2014 and incorporated herein by reference).

10.14
Amendment dated March 31, 2014 to Expense Support and Conditional Reimbursement Agreement by and between the Registrant and HMS Adviser LP (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K filed on April 2, 2014 and incorporated herein by reference).

10.15
First Amendment to Senior Secured Revolving Credit Agreement, dated as of May 30, 2014, by and among the Registrant, Capital One, National Association, and the financial institutions party thereto (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed June 5, 2014 and incorporated herein by reference).

10.16
Loan Financing and Servicing Agreement, dated as of June 2, 2014, by and among HMS Funding I, LLC, the Registrant, the financial institutions party thereto, and Deutsche Bank AG, New York branch (filed as Exhibit 10.2 to the Registrant’s current report on Form 8-K, filed June 5, 2014 and incorporated herein by reference).

10.17
Second Amendment, dated June 30, 2014, to the Expense Support and Conditional Reimbursement Agreement by and between the Registrant and HMS Adviser LP (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K filed June 30, 2014 and incorporated herein by reference).

10.18
Amendment No. 1 to the Loan Financing and Servicing Agreement, dated as of June 2, 2014, by and among HMS Funding I, LLC, the Registrant, the financial institutions party thereto, and Deutsche Bank AG, New York branch (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed July 25, 2014 and incorporated herein by reference).

10.19
Second Amendment to Senior Secured Revolving Credit Agreement, dated as of September 22, 2014, by and among the Registrant, Capital One, National Association, and the financial institutions party thereto and HMS Equity Holding, LLC (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed September 25, 2014 and incorporated herein by reference).

10.20
Third Amendment, dated September 30, 2014, to the Expense Support and Conditional Reimbursement Agreement by and between the Registrant and HMS Adviser LP (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K filed September 30, 2014 and incorporated herein by reference).

10.21
Amendment No. 2 to the Loan Financing and Servicing Agreement, dated as of December 3, 2014, by and among HMS Funding I, LLC, the Registrant, the financial institutions party thereto, and Deutsche Bank AG, New York branch (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K, December 8, 2014 and incorporated herein by reference).

10.22
Amendment No. 3 to the Loan Financing and Servicing Agreement, dated as of February 4, 2015, by and among HMS Funding I, LLC, the Registrant, the financial institutions party thereto, and Deutsche Bank AG, New York branch (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed February 9, 2015 and incorporated herein by reference).

14.1
Code of Ethics of the Registrant (filed as Exhibit (r)(1) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2, filed on May 31, 2012 and incorporated herein by reference).

14.2
Code of Ethics of HMS Adviser LP (filed as Exhibit (r)(2) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2, filed on May 31, 2012 and incorporated herein by reference).

14.3
Amended and Restated Code of Ethics of Main Street Capital Corporation and Main Street Capital Partners, LLC (filed as Exhibit (r)(3) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2, filed on May 31, 2012 and incorporated herein by reference).

14.4
Code of Ethics of Hines Securities, Inc. (filed as Exhibit (r)(4) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2, filed on May 31, 2012 and incorporated herein by reference).

21.1	List of Subsidiaries
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