Form 10-Q
period 2015-03-31
HMS INCOME FUND, INC.
filed 2015-05-12
CIK 1535778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

The issuer had 44,110,316 shares of common stock outstanding as of April 30, 2015.

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

PART I — FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

HMS Income Fund, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Portfolio investments at fair value:
Non-Control/Non-Affiliate investments (amortized cost: $646,600 and $465,663 as of March 31, 2015 and December 31, 2014, respectively)	$635,767	$451,917
Affiliate investments (amortized cost: $8,639 and $7,420 as of March 31, 2015 and December 31, 2014, respectively)	9,572	7,424
Control investments (amortized cost: $14,527 and $14,521 as of March 31, 2015 and December 31, 2014, respectively)	14,527	14,521
Total portfolio investments (amortized cost: $669,766 and $487,604 as of March 31, 2015 and December 31, 2014, respectively)	659,866	473,862

Cash and cash equivalents	23,909	19,868
Interest receivable	6,006	4,328
Receivable for securities sold	1,000	3,014
Prepaid and other assets	1,703	338
Deferred offering costs (net of accumulated amortization of $5,904 and $4,428 as of March 31, 2015 and December 31, 2014, respectively)	1,467	2,388
Deferred financing costs (net of accumulated amortization of $793 and $582 as of March 31, 2015 and December 31, 2014, respectively)	2,967	2,426
Total assets	$696,918	$506,224

LIABILITIES
Accounts payable and other liabilities	$306	$246
Payable for unsettled trades	4,450	6,249
Stockholder distributions payable	2,353	1,760
Due to affiliates	4,470	4,530
Payable for securities purchased	68,859	50,512
Notes payable	264,000	182,864
Total liabilities	344,438	246,161

Commitments and Contingencies (Note 11)

NET ASSETS
Common stock, $.001 par value; 150,000,000 shares authorized, 41,153,325 and 30,967,120 issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	41	31
Additional paid in capital	362,254	273,774
Accumulated net investment income, net of stockholder distributions	87	—
Net unrealized appreciation (depreciation)	(9,902)	(13,742)
Total net assets	352,480	260,063

Total liabilities and net assets	$696,918	$506,224

Net asset value per share	$8.57	$8.40

See notes to the condensed consolidated financial statements.

HMS Income Fund, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended
	March 31, 2015	March 31, 2014
INVESTMENT INCOME:
Interest, fee and dividend income:
Non-Control/Non-Affiliate investments	$11,358	$1,661
Affiliate investments	199	—
Control investments	236	—
Total interest, fee and dividend income	11,793	1,661
EXPENSES:
Interest expense	1,975	200
Base management and incentive fees	3,365	606
Administrative services expenses	437	329
Professional fees	203	210
Insurance	49	46
Other general and administrative	232	78
Expenses before fee and expense waivers	6,261	1,469
Waiver of management and incentive fees	(358)	(303)
Waiver of administrative services expenses	(437)	(329)
Total expenses, net of fee and expense waivers	5,466	837

NET INVESTMENT INCOME	6,327	824

NET REALIZED GAIN FROM INVESTMENTS
Non-Control/Non-Affiliate investments	20	69
Affiliate investments	—	—
Control investments	—	—
Total realized gain from investments	20	69

NET REALIZED INCOME	6,347	893

NET UNREALIZED APPRECIATION (DEPRECIATION)
Non-Control/Non-Affiliate investments	2,912	228
Affiliate investments	928	—
Control investments	—	—
Total net unrealized appreciation (depreciation)	3,840	228

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$10,187	$1,121
NET INVESTMENT INCOME PER SHARE – BASIC AND DILUTED	$0.17	$0.11
NET REALIZED INCOME PER SHARE	$0.18	$0.12
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE – BASIC AND DILUTED	$0.28	$0.15
DISTRIBUTIONS DECLARED PER SHARE	$0.17	$0.17
WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	36,265,941	7,388,639

See notes to the condensed consolidated financial statements.

HMS Income Fund, Inc.
Condensed Consolidated Statements of Change in Net Assets
For the Three Months Ended March 31, 2015 and March 31, 2014
(in thousands, except number of shares)
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Net Investment Income, Net of Stockholder Distributions	Accumulated Net Realized Gain, Net of Stockholder Distributions	Distributions from Other Sources (1)	Net Unrealized Appreciation (Depreciation)	Total Net Assets
Balance at December 31, 2014	30,967,120	$31	$273,774	$—	$—	$—	$(13,742)	$260,063
Issuance of common stock	10,220,047	10	98,902	—	—	—	—	98,912
Redemption of common stock	(33,842)	—	(289)	—	—	—	—	(289)
Selling commissions and dealer manager fees	—	—	(8,657)	—	—	—	—	(8,657)
Offering costs	—	—	(1,476)	—	—	—	—	(1,476)
Stockholder distributions declared	—	—	—	(6,240)	(20)	—	—	(6,260)
Net increase in net assets resulting from operations	—	—	—	6,327	20	—	3,840	10,187
Balance at March 31, 2015	41,153,325	$41	$362,254	$87	$—	$—	$(9,902)	$352,480

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Net Investment Income, Net of Stockholder Distributions	Accumulated Net Realized Gain, Net of Stockholder Distributions	Distributions from Other Sources (1)	Net Unrealized Appreciation	Total Net Assets
Balance at December 31, 2013	5,396,967	$5	$47,600	$—	$—	$—	$472	$48,077
Issuance of common stock	3,977,411	4	39,318	—	—	—	—	39,322
Redemption of common stock	(395)	—	(15)	—	—	—	—	(15)
Selling commissions and dealer manager fees	—	—	(3,559)	—	—	—	—	(3,559)
Offering costs	—	—	(590)	—	—	—	—	(590)
Stockholder distributions declared	—	—	—	(824)	(69)	(383)	—	(1,276)
Net increase in net assets resulting from operations	—	—	—	824	69	—	228	1,121
Balance at March 31, 2014	9,373,983	$9	$82,754	$—	$—	$(383)	$700	$83,080

See notes to the condensed consolidated financial statements.

(1) Please see discussion of Other Sources of Distributions in Note 6-Stockholder Distributions.

HMS Income Fund, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$10,187	$1,121
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Principal repayments received and proceeds from sales of investments in portfolio companies	24,588	12,942
Investments in portfolio companies	(187,231)	(49,359)
Net unrealized depreciation (appreciation) of portfolio investments	(3,840)	(228)
Net realized (gain) on sale of portfolio investments	(20)	(69)
Amortization of deferred financing costs	211	41
Accretion of unearned income	(489)	(215)
Net payment-in-kind interest accrual	(194)	—
Changes in other assets and liabilities:
Interest receivable	(1,678)	(440)
Prepaid and other assets	178	23
Due to affiliates	2,355	917
Accounts payable and other liabilities	60	19
Payable for unsettled trades	(1,799)	(203)
Net cash used in operating activities	(157,672)	(35,451)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	94,552	38,313
Redemption of common shares	(289)	(15)
Payment of selling commissions and dealer manager fees	(8,675)	(3,412)
Payment of offering costs	(1,476)	(591)
Payment of stockholder distributions	(2,783)	(631)
Repayments on notes payable	(36,864)	(40,000)
Proceeds from notes payable	118,000	53,500
Payment of deferred financing costs	(752)	(520)
Net cash provided by financing activities	161,713	46,644

Net increase in cash and cash equivalents	4,041	11,193

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	19,868	6,356

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$23,909	$17,549

See notes to the condensed consolidated financial statements.

HMS Income Fund, Inc.
Condensed Consolidated Schedule of Investments
As of March 31, 2015
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (3)	Business Description	Type of Investment (2) (3)	Principal (7)	Cost (7)	Fair Value

Control Investments (6)
GRT Rubber Technologies, LLC (8) (10) (13)	Engineered Rubber Product Manufacturer	LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.00%, Secured Debt (Maturity - December 19, 2019)	$8,250	$8,092	$8,092
		Member Units (2,896 shares)		6,435	6,435
				14,527	14,527

Subtotal Control Investments (6) (2% of total investments at fair value)				$14,527	$14,527

Affiliate Investments (4)
AFG Capital Group, LLC (10) (13)	Provider of Rent-to-Own Financing Solutions and Services	11.00% Secured Debt (Maturity Date -November 7, 2019)	$2,940	$2,810	$2,810
		Member Units (46 shares)		300	300
		Warrants (10 equivalent shares)		65	65
				3,175	3,175
Mystic Logistics, Inc. (10) (13)	Logistics and Distribution Services Provider for Large Volume Mailers	12.00% Secured Debt (Maturity Date -August 15, 2019)	2,500	2,427	2,500
		Member Units (1,468 shares)		680	1,540
				3,107	4,040
SoftTouch Medical Holdings LLC (8) (10) (13)	Home Provider of Pediatric Durable Medical Equipment	LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.00%, Secured Debt (Maturity Date - October 30, 2019)	1,500	1,472	1,472
		Member Units (798 shares)		885	885
				2,357	2,357

Subtotal Affiliate Investments (4) (2% of total investments at fair value)				$8,639	$9,572

Non-Control/Non-Affiliate Investments (5)
Ability Network Inc. (8)	Health Care Information Technology	LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity - May 14, 2021)	$4,963	$4,913	$4,978
Allflex Holdings III Inc. (8) (12)	Manufacturer of Livestock Identification Products	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity - July 19, 2021) (14)	12,422	12,514	12,468
AmeriTech College Operations, LLC (10) (13)	For-Profit Nursing and Healthcare College	10.00% Secured Debt, (Maturity - January 31, 2020)	610	609	609
AMF Bowling Centers, Inc. (8) (12)	Bowling Alley Operator	LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.25%, Secured Debt (Maturity - September 18, 2021)	10,945	10,851	10,899
Aptean, Inc. (8)	Enterprise Application Software Provider	LIBOR Plus 4.25% (Floor 1.00%), Current Coupon 5.25%, Secured Debt (Maturity - February 26, 2020)	4,449	4,448	4,371
Arcus Hunting, LLC (8) (11)	Deer Lures, Attractants and Scent Elimination Products	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity - November 13, 2019)	4,547	4,425	4,425
Artel, LLC (8)	Land-Based and Commercial Satellite Provider	LIBOR Plus 6.00% (Floor 1.25%), Current Coupon 7.25%, Secured Debt (Maturity - November 27, 2017)	4,438	4,315	4,260
Berry Aviation, Inc. (11)	Charter Airline Services	12.00% Current / 1.75% PIK Secured Debt (Maturity Date - January 30, 2020) (14)	1,500	1,475	1,475
		Common Stock (138 shares)		100	100
				1,575	1,575
Bioventus, LLC (8) (11)	Production of Orthopedic Healing Products	LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 11.00%, Secured Debt (Maturity - April, 10, 2020) (14)	7,000	6,872	7,000
Blackbrush Oil and Gas LP (8)	Oil & Gas Exploration	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity - July 30, 2021) (14)	12,085	11,614	9,819
Blackhawk Specialty Tools LLC (8)	Oilfield Equipment & Services	LIBOR Plus 5.25% (Floor 1.25%), Current Coupon 6.50%, Secured Debt (Maturity - August 1, 2019)	1,405	1,405	1,366
Blue Bird Body Company (8)	School Bus Manufacturer	LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity - June 26, 2020)	5,925	5,846	5,932
Bluestem Brands, Inc. (8)	Multi-Channel Retailer of General Merchandise	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity - November 6, 2020)	7,500	7,216	7,523
Brasa Holdings, Inc. (8)	Upscale Full Service Restaurants	LIBOR Plus 9.50% (Floor 1.5%), Current Coupon 11.00%, Secured Debt (Maturity - January 20, 2020) (14)	10,000	10,099	10,025
Brightwood Capital Fund III, LP (9) (15)	Investment Partnership	LP Interests (Brightwood Capital Fund III, LP) (Fully diluted .57%) (16)	1,500	1,575	1,575
Brundage-Bone Concrete Pumping, Inc.	Construction Services Provider	10.38% Secured Bond (Maturity - September 1, 2021) (14)	4,000	4,046	4,140
CAI Software, LLC (10) (13)	Provider of Specialized Enterprise Resource Planning Software	12.00% Secured Debt (Maturity Date - October10, 2019)	1,350	1,313	1,313
		Member Units (16,339 shares)		163	163
				1,476	1,476
CJ Holding Company (8) (12)	Oil and Gas Equipment and Services	LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity - March 24, 2020)	6,000	5,160	5,383
California Healthcare Medical Billing, Inc. (10) (13)	Outsourced Billing & Revenue Cycle Management	9.00% Secured Debt, (Maturity - October 17, 2016)	742	737	742
Cedar Bay Generation Company LP (8)	Coal-Fired Cogeneration Plant	LIBOR Plus 5.00% (Floor 1.25%), Current Coupon 6.25%, Secured Debt (Maturity - April 23, 2020)	1,374	1,374	1,380
Cengage Learning Acquisitions, Inc. (8)	Provider of Educational Print and Digital Services	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - March 31, 2020)	9,950	9,925	10,004
Charlotte Russe, Inc. (8) (12)	Fast-Fashion Retailer to Young Women	LIBOR Plus 5.50% (Floor 1.25%), Current Coupon 6.75%, Secured Debt (Maturity - May 22, 2019)	10,700	10,611	10,471
Clarius BIGS, LLC (11)	Prints & Advertising Film Financing	15.00% PIK Secured Debt (Maturity - January 5, 2015) (18)	3,297	3,039	1,385
		20.00% PIK Secured Debt (Maturity - January 5, 2015) (18)	1,093	1,001	459
				4,040	1,844
Compuware Corporation (8) (12)	Provider of Software and Supporting Services	LIBOR Plus 5.25% (Floor 1.00%), Current Coupon 6.25%, Secured Debt (Maturity - December 15, 2019)	14,813	14,393	14,498
Covenant Surgical Partners, Inc.	Ambulatory Surgical Centers	8.75% Secured Debt (Maturity - August 1, 2019)	9,500	9,500	9,548
CRGT, Inc. (8)	Provider of Custom Software Development	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity - December 18, 2020)	11,925	11,677	11,716
CST Industries, Inc. (8)	Storage Tank Manufacturer	LIBOR Plus 6.25% (Floor 1.50%), Current Coupon 7.75%, Secured Debt (Maturity - May 22, 2017)	2,280	2,270	2,258
Datacom, LLC (10) (13)	Technology and Telecommunications Provider	10.50% Secured Debt (Maturity - May 30, 2019)	1,245	1,223	1,223
		Member Units (717 units)		670	670
				1,893	1,893
Digital River, Inc. (8)	Provider of Outsourced e-Commerce	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity - February 12, 2021)	13,000	12,810	12,903
ECP-PF Holdings Group, Inc. (8) (11)	Fitness Club Operator	LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.00%, Secured Debt (Maturity - November 26, 2019)	1,875	1,858	1,858
East West Copolymer & Rubber, LLC (10) (13)	Manufacuterer of Synthetic Rubbers	12.00% Secured Debt (Maturity Date - October 17, 2019)	2,400	2,339	2,339
		Warrants (455,820 equivalent shares)		10	10
				2,349	2,349
Energy & Exploration Partners, LLC (8) (12)	Oil & Gas Exploration and Production	LIBOR plus 6.75% (Floor 1.00%), Current Coupon 7.75%, Secured Debt (Maturity - January 22, 2019)	9,950	8,458	8,273
Evergreen Skills Lux S.á r.l. (d/b/a Skillsoft) (8) (9) (12)	Technology-Based Performance Support Solutions	LIBOR Plus 8.25% (Floor 1.00%), Current Coupon 9.25%, Secured Debt (Maturity - April 28, 2022) (14)	10,902	10,342	10,308
Flavors Holdings, Inc. (8)	Global Provider of Flavoring and Sweetening Products and Solutions	LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 6.75%, Secured Debt (Maturity - April 3, 2020)	8,775	8,420	8,523
Fram Group Holdings, Inc. (8)	Manufacturer of Automotive Maintenance Products	LIBOR Plus 5.00% (Floor 1.50%), Current Coupon 6.50%, Secured Debt (Maturity - July 29, 2017)	3,370	3,360	3,368
GST Autoleather, Inc. (8)	Automotive Leather Manufacturer	LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity Date - July 10, 2020)	9,950	9,860	9,851
Guerdon Modular Holdings, Inc. (10) (13)	Mutli-Family and Commercial Modular Construction Company	11.00% Secured Debt (Maturity - August 13, 2019)	2,800	2,748	2,754
		Common Stock (42,644 shares)		600	600
				3,348	3,354
Guitar Center, Inc.	Musical Instruments Retailer	6.50% Secured Bond (Maturity - April 15, 2019)	12,000	11,013	10,470
Halcon Resources Corporation (9)	Oil & Gas Exploration & Production	9.75% Unsecured Bond (Maturity - July 15, 2020) (17)	3,000	2,588	2,115
Hunter Defense Technologies, Inc. (8)	Provider of Military and Commercial Shelters and Systems	LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity Date - August 5, 2019)	5,850	5,744	5,865
ICON Health and Fitness, Inc.	Producer of Fitness Products	11.88% Secured Bond (Maturity - October 15, 2016)	12,337	12,190	12,183
iEnergizer Limited (8) (9)	Provider of Business Outsourcing Solutions	LIBOR Plus 6.00% (Floor 1.25%), Current Coupon 7.25%, Secured Debt (Maturity - May 1, 2019)	5,179	5,160	4,791
Indivior Finance, LLC (8)	Specialty Pharmaceutical Company Treating Opioid Dependence	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - December 19, 2019)	9,875	9,279	9,381
Inn of the Mountain Gods Resort and Casino	Hotel & Casino Owner & Operator	9.25% Secured Bond (Maturity - November 30, 2020)	10,749	10,528	10,024
iPayment, Inc. (8) (12)	Provider of Merchant Acquisition	LIBOR Plus 5.25% (Floor 1.50%), Current Coupon 6.75%, Secured Debt (Maturity - May 8, 2017)	9,115	8,945	8,922
iQor US Inc. (8)	Business Process Outsourcing Services Provider	LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity - April 1, 2021)	5,891	5,748	5,611
IronGate Energy Services, LLC	Oil and Gas Services	11.00% Secured Bond (Maturity - July 1, 2018)	5,825	5,829	3,845
Jackson Hewitt Tax Service Inc. (8)	Tax Preparation Service Provider	LIBOR Plus 8.50% (Floor 1.50%), Current Coupon 10.00%, Secured Debt (Maturity - October 16, 2017)	7,287	7,294	7,287
Joerns Healthcare, LLC (8)	Manufacturer and Distributor of Health Care Equipment & Supplies	LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity - May 9, 2020)	4,445	4,423	4,410
John Deere Landscapes, LLC (8) (11)	Distributor of Landscaping Supplies	LIBOR Plus 4.00% (Floor 1.00%), Current Coupon 5.00%, Secured Debt (Maturity - December 23, 2019)	7,940	7,602	7,602
Kadmon Pharmaceuticals, LLC (11)	Biopharmaceutical Company with a Hepatology Focus	9.75% Secured Debt (Maturity - December 17, 2016)	5,000	5,000	5,000
Kellermeyer Bergensons Services, LLC (8) (12)	Outsourced Janitorial Services to Retail/Grocery Customers	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity - April 29, 2022) (14)	11,700	11,566	11,700
Keypoint Government Solutions, Inc. (8)	Pre-Employment Screening Services	LIBOR Plus 6.50% (Floor 1.25%), Current Coupon 7.75%, Secured Debt (Maturity - November 13, 2017)	2,237	2,226	2,226
Larchmont Resources, LLC (8)	Oil & Gas Exploration & Production	LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.25%, Secured Debt (Maturity - August 7, 2019)	11,709	10,559	10,694
LJ Host Merger Sub, Inc. (8)	Managed Services and Hosting Provider	LIBOR Plus 4.75% (Floor 1.25%), Current Coupon 6.00%, Secured Debt (Maturity - December 13, 2019)	5,349	5,332	5,296
		LIBOR Plus 8.75% (Floor 1.25%), Current Coupon 10.00%, Secured Debt (Maturity - December 11, 2020) (14)	500	498	495
				5,830	5,791
MAH Merger Corporation (8)	Sports-Themed Casual Dining Chain	LIBOR Plus 4.50% (Floor 1.25%), Current Coupon 5.75%, Secured Debt (Maturity - July 19, 2019)	1,384	1,384	1,388
MediMedia USA, Inc. (8) (12)	Provider of Healthcare Media and Marketing	LIBOR Plus 6.75% (Floor 1.25%), Current Coupon 8.00%, Secured Debt (Maturity - November 20, 2018)	9,404	9,322	9,334
Milk Specialties Company (8)	Processor of Nutrition Products	LIBOR Plus 6.25% (Floor 1.25%), Current Coupon 7.50%, Secured Debt (Maturity - November 9, 2018)	6,996	6,943	7,048
Minute Key, Inc. (10) (13)	Operator of Automated Key Duplication Kiosk	10.00% Current / 2.00% PIK Secured Debt (Maturity Date - September 19, 2019) (14)	1,206	1,194	1,194
Mood Media Corporation (8) (9) (12)	Provider of Electronic Equipment	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - May 1, 2019)	12,409	12,385	12,331
New Media Holdings II LLC (8) (9) (12)	Local Newspaper Operator	LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.25%, Secured Debt (Maturity - June 4, 2020)	12,469	12,309	12,391
Nice-Pak Products, Inc. (8)	Pre-Moistened Wipes Manufacturer	LIBOR Plus 6.00% (Floor 1.50%), Current Coupon 7.50%, Secured Debt (Maturity - June 18, 2015)	7,307	7,292	7,197
North American Lifting Holdings, Inc. (8)	Crane Service Provider	LIBOR Plus 4.50% (Floor 1.00%), Current Coupon 5.50%, Secured Debt (Maturity - November 27, 2020)	997	916	968
North Atlantic Trading Company, Inc. (8) (12)	Marketer/Distributor of Tobacco	LIBOR Plus 6.50% (Floor 1.25%), Current Coupon 7.75%, Secured Debt (Maturity -January 13, 2020)	12,423	12,411	12,291
Novitex Acquisition, LLC (8)	Provider of Document Management Services	LIBOR Plus 6.25% (Floor 1.25%), Current Coupon 7.5%, Secured Debt (Maturity - July 7, 2020)	8,955	8,807	8,530
Panolam Industries International, Inc. (8)	Decorative Laminate Manufacturer	LIBOR Plus 6.50% (Floor 1.25%), Current Coupon 7.75%, Secured Debt (Maturity - August 23, 2017)	7,733	7,693	7,695
Paris Presents, Inc. (8)	Branded Cosmetic and Bath Accessories	Prime Plus 7.25% (Floor 3.25%), Current Coupon 10.50%, Secured Debt (Maturity - December 31, 2021) (14)	7,500	7,352	7,500
Parq Holdings, LP (8) (9)	Hotel and Casino Operator	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity - December 17, 2020)	6,226	6,084	6,289
Permian Holdings, Inc.	Storage Tank Manufacturer	10.50% Secured Bond (Maturity - January 15, 2018)	6,885	5,573	3,787
Pernix Therapeutical Holdings, Inc. (9) (11)	Pharmaceutical Royalty - Anti-Migraine	12.00% Secured Bond (Maturity - August 1, 2020)	3,500	3,500	3,500
Peroxychem, LLC. (8)	Chemical Manufacturer	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.5%, Secured Debt (Maturity - February 28, 2020)	9,916	9,888	9,953
Pike Corporation (8)	Construction and Maintenance Services for Electric Transmission and Distribution Infrastructure	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity - June 22, 2022) (14)	10,000	9,754	9,950
Polyconcept Financial B.V. (8)	Promotional Products to Corporations and Consumers	LIBOR Plus 4.75% (Floor 1.25%), Current Coupon 6.00%, Secured Debt (Maturity - June 28, 2019)	5,890	5,880	5,875
Premier Dental Services, Inc. (8)	Dental Care Services	LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity - November 1, 2018)	4,950	4,973	4,554
Prowler Acquisition Corporation (8)	Specialty Distributor to the Energy Sector	LIBOR Plus 4.50% (Floor 1.00%), Current Coupon 5.50%, Secured Debt (Maturity - January 28, 2020)	2,316	2,329	1,876
Ravago Holdings America, Inc. (8)	Polymers Distributor	LIBOR Plus 4.50% (Floor 1.00%), Current Coupon 5.50%, Secured Debt (Maturity - December 20, 2020)	5,940	5,978	5,970
RCHP, Inc. (8)	Region Non-Urban Hospital Owner/Operator	LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 10.50%, Secured Debt (Maturity - October 23, 2019) (14)	6,500	6,455	6,589
Recorded Books, Inc. (8)	Audiobook and Digital Content Publisher	LIBOR Plus 4.25% (Floor 1.00%), Current Coupon 5.25%, Secured Debt (Maturity - January 31, 2020)	4,275	4,259	4,232
Relativity Media, LLC (11)	Full-scale Film and Television Production and Distribution	10.00% Secured Debt (Maturity - May 30, 2015)	3,693	3,693	3,703
		15.00% PIK Secured Debt (Maturity - May 30, 2015) (14)	5,083	5,083	5,109
				8,776	8,812
Renaissance Learning, Inc. (8) (12)	Technology-based K-12 Learning Solutions	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity - April 11, 2022) (14)	12,950	12,455	12,626
RGL Reservoir Operations, Inc. (8) (9)	Oil & Gas Equipment & Services	LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity - August 13, 2021)	3,980	3,869	3,017
RLJ Entertainment, Inc. (8) (11)	Movie and TV Programming Licensee and Distributor	LIBOR Plus 8.75% (Floor .25%), Current Coupon 9.00%, Secured Debt (Maturity - September 11, 2019)	9,825	9,563	9,563
Sage Automotive Interiors, Inc (8)	Automotive Textiles Manufacturer	LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.00%, Secured Debt (Maturity - October 8, 2021) (14)	5,000	4,952	5,000
SCE Partners, LLC (8) (11)	Hotel & Casino Operator	LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.25%, Secured Debt (Maturity - August 14, 2019)	995	987	1,000
Sorenson Communications, Inc.	Manufacturer of Communication Products for Hearing Impaired	9.00% Secured Bond (Maturity - October 31, 2020) (14)	9,710	9,244	9,030
Sotera Defense Solutions, Inc. (8)	Defense Industry Intelligence Services	LIBOR Plus 7.50% (Floor 1.50%), Current Coupon 9.00%, Secured Debt (Maturity - April 21, 2017)	3,735	3,560	3,324
Stardust Finance Holdings, Inc. (8)	Manufacturer of Diversified Building Products	LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity - March 13, 2022)	2,500	2,438	2,500
		LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 10.50%, Secured Debt (Maturity - March 13, 2023) (14)	5,000	4,751	4,769
				7,189	7,269
Symphony Teleca Services, Inc. (8)	Outsourced Product Development	LIBOR Plus 4.75% (Floor 1.00%), Current Coupon 5.75%, Secured Debt (Maturity - August 7, 2019)	5,925	5,873	5,895
Synagro Infrastructure Company, Inc. (8)	Waste Management Services	LIBOR Plus 5.25% (Floor 1.00%), Current Coupon 6.25%, Secured Debt (Maturity - August 22, 2020)	2,704	2,693	2,623
Teleguam Holdings, LLC (8)	Cable and Telecom Services Provider	LIBOR Plus 7.50% (Floor 1.25%), Current Coupon 8.75%, Secured Debt (Maturity - June 10, 2019) (14)	3,000	3,020	3,000
Templar Energy, LLC (8)	Oil & Gas Exploration & Production	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity - November 25, 2020) (14)	3,000	2,980	2,054
Tervita Corporation (8) (9)	Oil and Gas Environmental Services	LIBOR Plus 5.00% (Floor 1.25%), Current Coupon 6.25%, Secured Debt (Maturity - May 15, 2018)	1,028	1,034	947
The Topps Company, Inc. (8)	Trading Cards & Confectionary	LIBOR Plus 6.00% (Floor 1.25%), Current Coupon 7.25%, Secured Debt (Maturity - October 2, 2018)	988	980	976
Therakos, Inc. (8)	Immune System Disease Treatment	LIBOR Plus 5.75% (Floor 1.25%), Current Coupon 7.00%, Secured Debt (Maturity - December 27, 2017)	1,450	1,431	1,443
TOMS Shoes, LLC (8)	Global Designer, Distributor, and Retailer of Casual Footwear	LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity - October 30, 2020)	5,000	4,532	4,644
Travel Leaders Group, LLC (8)	Travel Agency Network Provider	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - December 5, 2018)	8,320	8,291	8,340
USJ-IMECO Holding Company, LLC (8)	Marine Interior Design and Installation	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - April 16, 2020)	7,927	7,906	7,907
Vantage Oncology, LLC	Outpatient Radiation Oncology Treatment Centers	9.50% Secured Bond (Maturity - June 15, 2017)	12,507	12,092	12,069
Vision Solutions, Inc. (8)	Provider of Information Availability Software	LIBOR Plus 4.50% (Floor 1.50%), Current Coupon 6.00%, Secured Debt (Maturity - July 23, 2016)	1,358	1,361	1,355
		LIBOR Plus 8.00% (Floor 1.50%), Current Coupon 9.50%, Secured Debt (Maturity - July 23, 2017) (14)	875	870	871
				2,231	2,226
Volusion, LLC (10) (13)	Provider of Online Software-as-a-Service eCommerce Solutions	10.50% Secured Debt (Maturity Date - January 24, 2020)	7,500	6,784	6,784
		Member Units (2,090,001 shares)		6,000	6,000
		Warrants (407,408 equivalent shares)		600	600
				13,384	13,384
Worley Claims Services, LLC (8) (11)	Insurance Adjustment Management and Services Provider	LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.00%, Secured Debt (Maturity - October 31, 2020)	6,484	6,423	6,516
YP Holdings LLC (8)	Online and Offline Advertising Operator	LIBOR Plus 6.75% (Floor 1.25%), Current Coupon 8.00%, Secured Debt (Maturity - June 4, 2018)	2,735	2,746	2,778

Subtotal Non-Control/Non-Affiliate Investments (5) (96% of total portfolio investments at fair value)				$646,600	$635,767

Total Investments				$669,766	$659,866
(1) All investments are Middle Market portfolio investments, unless otherwise noted. All of the Company's assets are encumbered as security for the Company's credit agreements. See Note 4 - Borrowings.
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
(9) The investment is not a qualifying asset under the 1940 Act. A business development company (“BDC”) may not acquire any asset other than qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of the BDC's total assets. As of March 31, 2015, approximately 8.7% of the Company's investments were considered non-qualifying.
(10) Investment is classified as a lower middle market investment.
(11) Investment is classified as a Private Loan portfolio investment.
(12) Investment or portion of investment is under contract to purchase and met trade date accounting criteria as of March 31, 2015. Settlement occurred or is scheduled to occur after March 31, 2015. See Note 2 for summary of Security Transactions.
(13) Investment serviced by Main Street Partners pursuant to the Servicing Agreement. See Note 2 for summary of Investment Classification.
(14) Second lien secured debt investment.
(15) Investment is classified as an Other Portfolio investment.
(16) Income producing through dividends or distributions.
(17) Unsecured debt investment.
(18) Investment is on non-accrual status as of March 31, 2015.

See notes to the condensed consolidated financial statements.

HMS Income Fund, Inc.
Condensed Consolidated Schedule of Investments
As of December 31, 2014
(dollars in thousands)

Portfolio Company (1) (3)	Business Description	Type of Investment (2) (3)	Principal (7)	Cost (7)	Fair Value

Control Investments (6)
GRT Rubber Technologies, LLC (8) (10) (13)	Engineered Rubber Product Manufacturer	LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.00%, Secured Debt (Maturity - December 19, 2019)	$8,250	$8,086	$8,086
		Member Units (2,896 shares)		6,435	6,435
				14,521	14,521

Subtotal Control Investments (6) (3% of total investments at fair value)				$14,521	$14,521

Affiliate Investments (4)
AFG Capital Group, LLC (10) (13)	Provider of Rent-to-Own Financing Solutions and Services	11.00% Secured Debt (Maturity Date -November 7, 2019)	$1,700	$1,596	$1,596
		Member Units (46 shares)		300	300
		Warrants (10 equivalent shares)		65	65
				1,961	1,961
Mystic Logistics, Inc. (10) (13)	Logistics and Distribution Services Provider for Large Volume Mailers	12.00% Secured Debt (Maturity Date -August 15, 2019)	2,500	2,423	2,427
		Common Stock (1,468 shares)		680	680
				3,103	3,107
SoftTouch Medical Holdings LLC (8) (10) (13)	Home Provider of Pediatric Durable Medical Equipment	LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.00%, Secured Debt (Maturity Date - October 30, 2019)	1,500	1,471	1,471
		Member Units (798 shares)		885	885
				2,356	2,356

Subtotal Affiliate Investments (4) (2% of total investments at fair value)				$7,420	$7,424

Non-Control/Non-Affiliate Investments (5)
Ability Network Inc. (8)	Health Care Information Technology	LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity - May 14, 2021)	$4,975	$4,923	$4,888
Accuvant Finance LLC (8)	Cyber Security Value Added Reseller	Prime Plus 3.75% (Floor 3.25%), Current Coupon 7%, Secured Debt (Maturity - October 22, 2020)	2,861	2,834	2,853
Allflex Holdings III Inc. (8)	Manufacturer of Livestock Identification Products	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity - July 19, 2021) (14)	8,422	8,529	8,264
AmeriTech College Operations, LLC (10) (13)	For-Profit Nursing and Healthcare College	10.00% Secured Debt, (Maturity - January 31, 2020)	871	870	870
AMF Bowling Centers, Inc. (8)	Bowling Alley Operator	LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.25%, Secured Debt (Maturity - September 18, 2021)	7,980	7,915	7,860
Aptean, Inc. (8)	Enterprise Application Software Provider	LIBOR Plus 4.25% (Floor 1.00%), Current Coupon 5.25%, Secured Debt (Maturity - February 26, 2020)	4,460	4,460	4,334
Artel, LLC (8)	Land-Based and Commercial Satellite Provider	LIBOR Plus 6.00% (Floor 1.25%), Current Coupon 7.25%, Secured Debt (Maturity - November 27, 2017)	919	899	910
Bioventus, LLC (8) (11)	Production of Orthopedic Healing Products	LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 11.00%, Secured Debt (Maturity - April, 10, 2020) (14)	7,000	6,866	6,983
Blackbrush Oil and Gas LP (8) (12)	Oil & Gas Exploration	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity - July 30, 2021) (14)	10,085	9,966	8,370
Blackhawk Specialty Tools LLC (8)	Oilfield Equipment & Services	LIBOR Plus 5.25% (Floor 1.25%), Current Coupon 6.50%, Secured Debt (Maturity - August 1, 2019)	1,424	1,424	1,403
Blue Bird Body Company (8)	School Bus Manufacturer	LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity - June 26, 2020)	6,000	5,917	5,970
Bluestem Brands, Inc. (8)	Multi-Channel Retailer of General Merchandise	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity - November 6, 2020)	7,500	7,206	7,237
Brasa Holdings, Inc. (8) (12)	Upscale Full Service Restaurants	LIBOR Plus 9.50% (Floor 1.5%), Current Coupon 11.00%, Secured Debt (Maturity - January 20, 2020) (14)	10,000	10,100	9,900
Brightwood Capital Fund III, LP (9) (15) (16)	Investment Partnership	LP Interests (Brightwood Capital Fund III, LP) (Fully diluted .57%) (16)		1,575	1,575
Brundage-Bone Concrete Pumping, Inc.	Construction Services Provider	10.38% Secured Bond (Maturity - September 1, 2021) (14)	4,000	4,047	4,090
CAI Software, LLC (10) (13)	Provider of Specialized Enterprise Resource Planning Software	12.00% Secured Debt (Maturity Date - October10, 2019)	1,350	1,311	1,311
		Member Units (16,339 shares)		163	163
				1,474	1,474
California Healthcare Medical Billing, Inc. (10) (13)	Outsourced Billing & Revenue Cycle Management	9.00% Secured Debt, (Maturity - October 17, 2016)	750	745	750
Cedar Bay Generation Company LP (8)	Coal-Fired Cogeneration Plant	LIBOR Plus 5.00% (Floor 1.25%), Current Coupon 6.25%, Secured Debt (Maturity - April 23, 2020)	1,446	1,446	1,435
Cengage Learning Acquisitions, Inc. (8) (12)	Provider of Educational Print and Digital Services	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - March 31, 2020)	9,975	9,975	9,896
Charlotte Russe, Inc. (8)	Fast-Fashion Retailer to Young Women	LIBOR Plus 5.50% (Floor 1.25%), Current Coupon 6.75%, Secured Debt (Maturity - May 22, 2019)	5,472	5,472	5,345
Clarius BIGS, LLC (11)	Prints & Advertising Film Financing	15.00% PIK Secured Debt (Maturity - January 5, 2015) (18)	3,297	3,039	1,385
		20.00% PIK Secured Debt (Maturity - January 5, 2015) (18)	1,093	1,001	459
				4,040	1,844
Covenant Surgical Partners, Inc.	Ambulatory Surgical Centers	8.75% Secured Debt (Maturity - August 1, 2019)	5,000	5,000	5,050
CRGT, Inc. (8) (12)	Provider of Custom Software Development	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity - December 18, 2020)	10,000	9,800	9,850
CST Industries, Inc. (8)	Storage Tank Manufacturer	LIBOR Plus 6.25% (Floor 1.50%), Current Coupon 7.75%, Secured Debt (Maturity - May 22, 2017)	2,331	2,318	2,308
Datacom, LLC (10) (13)	Technology and Telecommunications Provider	10.50% Secured Debt (Maturity - May 30, 2019)	1,245	1,222	1,222
		Member Units (717 units)		670	670
				1,892	1,892
ECP-PF: CT Operations, Inc. (11)	Fitness Club Operator	LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.00%, Secured Debt (Maturity - November 26, 2019)	1,875	1,857	1,857
East West Copolymer & Rubber, LLC (10) (13)	Manufacuterer of Synthetic Rubbers	12.00% Secured Debt (Maturity Date - October 17, 2019)	2,400	2,336	2,336
		Warrants (455,820 equivalent shares)		10	10
				2,346	2,346
Energy & Exploration Partners, LLC (8) (12)	Oil & Gas Exploration and Production	LIBOR plus 6.75% (Floor 1.00%), Current Coupon 7.75%, Secured Debt (Maturity - January 22, 2019)	7,975	7,033	5,722
e-Rewards, Inc. (8)	Provider of Digital Data Collection	LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity - October 29, 2018)	5,869	5,855	5,810
FishNet Security, Inc. (8)	Information Technology Value-Added Reseller	LIBOR Plus 5.00% (Floor 1.25%), Current Coupon 6.25%, Secured Debt (Maturity - November 30, 2017)	2,769	2,762	2,769
Flavors Holdings, Inc. (8) (12)	Global Provider of Flavoring and Sweetening Products and Solutions	LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 6.75%, Secured Debt (Maturity - April 3, 2020)	8,888	8,520	8,510
Fram Group Holdings, Inc. (8)	Manufacturer of Automotive Maintenance Products	LIBOR Plus 5.00% (Floor 1.50%), Current Coupon 6.50%, Secured Debt (Maturity - July 29, 2017)	3,481	3,470	3,465
GST Autoleather, Inc. (8)	Automotive Leather Manufacturer	LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity Date - July 10, 2020)	9,975	9,882	9,825
Guerdon Modular Holdings, Inc. (10) (13)	Mutli-Family and Commercial Modular Construction Company	11.00% Secured Debt (Maturity - August 13, 2019)	2,800	2,745	2,752
		Common Stock (42,644 shares)		600	600
				3,345	3,352
Guitar Center, Inc.	Musical Instruments Retailer	6.50% Secured Bond (Maturity - April 15, 2019)	7,000	6,723	6,020
Halcon Resources Corporation (9)	Oil & Gas Exploration & Production	9.75% Unsecured Bond (Maturity - July 15, 2020) (17)	3,000	2,574	2,250
Hunter Defense Technologies, Inc. (8)	Provider of Military and Commercial Shelters and Systems	LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity Date - August 5, 2019)	5,925	5,813	5,851
ICON Health and Fitness, Inc.	Producer of Fitness Products	11.88% Secured Bond (Maturity - October 15, 2016)	6,885	6,866	6,472
iEnergizer Limited (8) (9)	Provider of Business Outsourcing Solutions	LIBOR Plus 6.00% (Floor 1.25%), Current Coupon 7.25%, Secured Debt (Maturity - May 1, 2019)	5,336	5,314	4,936
Inn of the Mountain Gods Resort and Casino	Hotel & Casino Owner & Operator	9.25% Secured Bond (Maturity - November 30, 2020)	7,980	7,926	7,661
iQor US Inc. (8)	Business Process Outsourcing Services Provider	LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity - April 1, 2021)	5,906	5,760	5,492
IronGate Energy Services, LLC	Oil and Gas Services	11.00% Secured Bond (Maturity - July 1, 2018)	5,825	5,829	3,903
Jackson Hewitt Tax Service Inc. (8)	Tax Preparation Service Provider	LIBOR Plus 8.50% (Floor 1.50%), Current Coupon 10.00%, Secured Debt (Maturity - October 16, 2017)	8,000	8,007	8,000
John Deere Landscapes, LLC (8) (11)	Distributor of Landscaping Supplies	LIBOR Plus 4.00% (Floor 1.00%), Current Coupon 5.00%, Secured Debt (Maturity - December 23, 2019)	7,960	7,607	7,607
Kellermeyer Bergensons Services, LLC (8)	Outsourced Janitorial Services to Retail/Grocery Customers	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity - April 29, 2022) (14)	7,200	7,059	7,164
Keypoint Government Solutions, Inc. (8)	Pre-Employment Screening Services	LIBOR Plus 6.50% (Floor 1.25%), Current Coupon 7.75%, Secured Debt (Maturity - November 13, 2017)	2,305	2,293	2,294
Larchmont Resources, LLC (8)	Oil & Gas Exploration & Production	LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.25%, Secured Debt (Maturity - August 7, 2019)	739	742	718
LJ Host Merger Sub, Inc. (8)	Managed Services and Hosting Provider	LIBOR Plus 4.75% (Floor 1.25%), Current Coupon 6.00%, Secured Debt (Maturity - December 13, 2019)	5,384	5,366	5,330
		LIBOR Plus 8.75% (Floor 1.25%), Current Coupon 10.00%, Secured Debt (Maturity - December 11, 2020) (14)	500	498	495
				5,864	5,825
MAH Merger Corporation (8)	Sports-Themed Casual Dining Chain	LIBOR Plus 4.50% (Floor 1.25%), Current Coupon 5.75%, Secured Debt (Maturity - July 19, 2019)	1,481	1,481	1,485
MediMedia USA, Inc. (8)	Provider of Healthcare Media and Marketing	LIBOR Plus 6.75% (Floor 1.25%), Current Coupon 8.00%, Secured Debt (Maturity - November 20, 2018)	7,152	7,062	6,991
Milk Specialties Company (8)	Processor of Nutrition Products	LIBOR Plus 6.25% (Floor 1.25%), Current Coupon 7.50%, Secured Debt (Maturity - November 9, 2018)	7,645	7,628	7,473
Minute Key, Inc. (10) (13)	Operator of Automated Key Duplication Kiosk	10.00% Current / 2.00% PIK Secured Debt (Maturity Date - September 19, 2019) (14)	1,000	987	987
Mood Media Corporation (8) (9) (12)	Provider of Electronic Equipment	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - May 1, 2019)	9,940	9,928	9,753
New Media Holdings II LLC (8) (9)	Local Newspaper Operator	LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.25%, Secured Debt (Maturity - June 3, 2020)	6,468	6,345	6,403
Nice-Pak Products, Inc. (8)	Pre-Moistened Wipes Manufacturer	LIBOR Plus 6.00% (Floor 1.50%), Current Coupon 7.50%, Secured Debt (Maturity - June 18, 2015)	7,401	7,379	7,364
North Atlantic Trading Company, Inc. (8) (12)	Marketer/Distributor of Tobacco	LIBOR Plus 6.50% (Floor 1.25%), Current Coupon 7.75%, Secured Debt (Maturity -January 13, 2020)	8,454	8,483	8,316
Novitex Acquisition, LLC (8) (12)	Provider of Document Management Services	LIBOR Plus 6.25% (Floor 1.25%), Current Coupon 7.5%, Secured Debt (Maturity - July 7, 2020)	8,978	8,824	8,618
Panolam Industries International, Inc. (8)	Decorative Laminate Manufacturer	LIBOR Plus 6.25% (Floor 1.25%), Current Coupon 7.50%, Secured Debt (Maturity - August 23, 2017)	7,844	7,800	7,726
Parq Holdings, LP (8) (9)	Hotel and Casino Operator	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity - December 17, 2020)	6,226	6,077	6,133
Permian Holdings, Inc.	Storage Tank Manufacturer	10.50% Secured Bond (Maturity - January 15, 2018)	3,885	3,872	2,914
Pernix Therapeutical Holdings, Inc. (9) (11)	Pharmaceutical Royalty - Anti-Migraine	12.00% Secured Bond (Maturity - August 1, 2020)	3,500	3,500	3,500
Peroxychem, LLC. (8) (12)	Chemical Manufacturer	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.5%, Secured Debt (Maturity - February 28, 2020)	6,461	6,433	6,397
Pike Corporation (8)	Construction and Maintenance Services for Electric Transmission and Distribution Infrastructure	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity - June 22, 2022) (14)	10,000	9,751	9,883
Polyconcept Financial B.V. (8)	Promotional Products to Corporations and Consumers	LIBOR Plus 4.75% (Floor 1.25%), Current Coupon 6.00%, Secured Debt (Maturity - June 28, 2019)	5,905	5,894	5,883
Premier Dental Services, Inc. (8)	Dental Care Services	LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity - November 1, 2018)	4,963	4,987	4,739
Prowler Acquisition Corporation (8)	Specialty Distributor to the Energy Sector	LIBOR Plus 4.50% (Floor 1.00%), Current Coupon 5.50%, Secured Debt (Maturity - January 28, 2020)	2,322	2,335	2,148
Quad-C JH Holdings (8)	Manufacturer and Distributor of Health Care Equipment & Supplies	LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity - May 9, 2020)	4,457	4,433	4,406
Ravago Holdings America, Inc. (8)	Polymers Distributor	LIBOR Plus 4.50% (Floor 1.00%), Current Coupon 5.50%, Secured Debt (Maturity - December 20, 2020)	5,955	5,995	5,985
RCHP, Inc. (8)	Region Non-Urban Hospital Owner/Operator	LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 10.50%, Secured Debt (Maturity - October 23, 2019) (14)	6,500	6,455	6,484
Recorded Books, Inc. (8)	Audiobook and Digital Content Publisher	LIBOR Plus 4.25% (Floor 1.00%), Current Coupon 5.25%, Secured Debt (Maturity - January 31, 2020)	4,331	4,314	4,266
Relativity Media, LLC (11)	Full-scale Film and Television Production and Distribution	10.00% Secured Debt (Maturity - May 30, 2015)	3,693	3,693	3,703
		15.00% PIK Secured Debt (Maturity - May 30, 2015) (14)	4,895	4,895	4,993
				8,588	8,696
Renaissance Learning, Inc. (8)	Technology-based K-12 Learning Solutions	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity - April 11, 2022) (14)	2,000	1,981	1,920
RGL Reservoir Operations, Inc. (8) (9)	Oil & Gas Equipment & Services	LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity - August 13, 2021)	3,990	3,875	3,219
RLJ Entertainment, Inc. (8) (11)	Movie and TV Programming Licensee and Distributor	LIBOR Plus 8.75% (Floor .25%), Current Coupon 9.00%, Secured Debt (Maturity - September 11, 2019)	9,913	9,633	9,633
Sage Automotive Interiors, Inc (8)	Automotive Textiles Manufacturer	LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.00%, Secured Debt (Maturity - October 8, 2021) (14)	5,000	4,951	4,975
SCE Partners, LLC (8) (11)	Hotel & Casino Operator	LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.25%, Secured Debt (Maturity - August 14, 2019)	998	989	1,002
Sorenson Communications, Inc.	Manufacturer of Communication Products for Hearing Impaired	9.00% Secured Bond (Maturity - October 31, 2020) (14)	5,000	4,756	4,650
Sotera Defense Solutions, Inc. (8)	Defense Industry Intelligence Services	LIBOR Plus 7.50% (Floor 1.50%), Current Coupon 9.00%, Secured Debt (Maturity - April 21, 2017)	3,748	3,555	3,467
Symphony Teleca Services, Inc. (8)	Outsourced Product Development	LIBOR Plus 4.75% (Floor 1.00%), Current Coupon 5.75%, Secured Debt (Maturity - August 7, 2019)	6,000	5,945	5,970
Synagro Infrastructure Company, Inc. (8)	Waste Management Services	LIBOR Plus 5.25% (Floor 1.00%), Current Coupon 6.25%, Secured Debt (Maturity - August 22, 2020)	3,965	3,948	3,913
Teleguam Holdings, LLC (8)	Cable and Telecom Services Provider	LIBOR Plus 7.50% (Floor 1.25%), Current Coupon 8.75%, Secured Debt (Maturity - June 10, 2019) (14)	3,000	3,021	3,015
Templar Energy, LLC (8)	Oil & Gas Exploration & Production	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity - November 25, 2020) (14)	3,000	2,979	2,169
Tervita Corporation (8) (9)	Oil and Gas Environmental Services	LIBOR Plus 5.00% (Floor 1.25%), Current Coupon 6.25%, Secured Debt (Maturity - May 15, 2018)	2,475	2,486	2,302
The Topps Company, Inc. (8)	Trading Cards & Confectionary	LIBOR Plus 6.00% (Floor 1.25%), Current Coupon 7.25%, Secured Debt (Maturity - October 2, 2018)	990	982	965
Therakos, Inc. (8)	Immune System Disease Treatment	LIBOR Plus 5.75% (Floor 1.25%), Current Coupon 7.00%, Secured Debt (Maturity - December 27, 2017)	1,450	1,430	1,445
TOMS Shoes, LLC (8)	Global Designer, Distributor, and Retailer of Casual Footwear	LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity - October 30, 2020)	5,000	4,511	4,625
Travel Leaders Group, LLC (8) (12)	Travel Agency Network Provider	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - December 5, 2018)	8,431	8,401	8,431
USJ-IMECO Holding Company, LLC (8)	Marine Interior Design and Installation	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - April 16, 2020)	7,947	7,925	7,828
Vantage Oncology, LLC	Outpatient Radiation Oncology Treatment Centers	9.50% Secured Bond (Maturity - June 15, 2017)	1,000	1,000	970
Vision Solutions, Inc. (8)	Provider of Information Availability Software	LIBOR Plus 4.50% (Floor 1.50%), Current Coupon 6.00%, Secured Debt (Maturity - July 23, 2016)	1,461	1,465	1,454
		LIBOR Plus 8.00% (Floor 1.50%), Current Coupon 9.50%, Secured Debt (Maturity - July 23, 2017) (14)	875	869	849
				2,334	2,303
Worley Claims Services, LLC (8) (11)	Insurance Adjustment Management and Services Provider	LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.00%, Secured Debt (Maturity - October 31, 2020)	6,500	6,437	6,533
YP Holdings LLC (8)	Online and Offline Advertising Operator	LIBOR Plus 6.75% (Floor 1.25%), Current Coupon 8.00%, Secured Debt (Maturity - June 4, 2018)	2,822	2,833	2,832

Subtotal Non-Control/Non-Affiliate Investments (5) (95% of total portfolio investments at fair value)				$465,663	$451,917

Total Investments				$487,604	$473,862

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

(13)	Investment serviced by Main Street Partners pursuant to the Servicing Agreement. See Note 2 for summary of Investment Classification.

(14)	Second lien secured debt investment.

(15)	Investment is classified as an Other portfolio investment.

(16)	Income producing through dividends or distributions.

(17)	Unsecured debt investment.

(18)	Investment is on non-accrual status as of December 31, 2014.

See notes to the condensed consolidated financial statements.

HMS Income Fund, Inc.
Notes to the Condensed Consolidated Financial Statements
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

The Company’s primary investment objective is to generate current income through debt and equity investments. A secondary objective of the Company is to generate long-term capital appreciation through such investments. The Company’s portfolio strategy calls for it to invest primarily in illiquid debt and equity securities issued by lower middle market ("LMM") companies, which generally have annual revenues between $10 million and $150 million, and debt securities issued by middle market ("Middle Market") companies that are generally larger in size than the LMM companies. The Company categorizes some of its investments in LMM companies and Middle Market companies as private loan ("Private Loan") portfolio investments, which are primarily debt securities issued by companies that are consistent in size with either the LMM companies or Middle Market companies, but are investments which have been originated through strategic relationships with other investment funds on a collaborative basis. The structure, terms and conditions for these Private Loan investments are typically consistent with the structure, terms and conditions for the investments made in its LMM portfolio or Middle Market portfolio. The Company’s portfolio also includes other portfolio ("Other Portfolio") investments which primarily consist of investments that are not consistent with the typical profiles for its LMM portfolio investments, Middle Market portfolio investments or Private Loan portfolio investments, including investments which may be managed by third parties. The Company’s portfolio investments may be subject to restrictions on resale.

As of March 31, 2015, the Company had raised approximately $394.1 million in the Offering, including proceeds from the distribution reinvestment plan of approximately $7.9 million.

The business of the Company is managed by HMS Adviser LP (the “Adviser”), a Texas limited partnership and affiliate of Hines Interests Limited Partnership (“Hines”), pursuant to an Investment Advisory and Administrative Services Agreement dated May 31, 2012, as amended (the “Advisory Agreement”). The Company and the Adviser have retained MSC Adviser I, LLC, a wholly owned subsidiary of Main Street, a New York Stock Exchange listed BDC, as the Company’s investment sub-adviser (the "Sub-Adviser") pursuant to an Investment Sub-Advisory Agreement (the “Sub-Advisory Agreement”), to identify, evaluate, negotiate and structure prospective investments, make investment and portfolio management recommendations for approval by the Adviser, monitor the Company’s investment portfolio and provide certain ongoing administrative services to the Adviser. The Adviser and Sub-Adviser are collectively referred to herein as the “Advisers,” and each is registered under the Investment Advisers Act of 1940, as amended (the "Advisers Act"). Upon the execution of the Sub-Advisory Agreement, Main Street became an affiliate of the Company. The Company has engaged Hines Securities, Inc. (the “Dealer Manager”), an affiliate of the Adviser, to serve as the dealer manager for the Offering. The Dealer Manager is responsible for marketing the Company’s shares of common stock being offered pursuant to the Offering.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of the Company are prepared in accordance with the instructions to Form 10-Q and accounting principles generally accepted in the United States of America (“GAAP”). The unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the Company’s results for the interim periods presented. The results of operations for interim periods are not indicative of results to be expected for the full year.

Amounts as of December 31, 2014 included in the unaudited condensed consolidated financial statements have been derived from the Company's audited consolidated financial statements as of that date. Certain financial information that is normally included in annual financial statements, including certain financial statement footnotes, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These financial statements should be read in conjunction with the Company’s financial statements and notes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the SEC on March 4, 2015. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.

Interest, Fee and Dividend Income

Interest and dividend income is recorded on the accrual basis to the extent amounts are expected to be collected. Prepayment penalties received by the Company are recorded as income upon receipt. Dividend income is recorded when dividends are declared by the portfolio company or at the point an obligation exists for the portfolio company to make a distribution. Accrued interest and dividend income is evaluated quarterly for collectability. When a debt security becomes 90 days or more past due and the Company does not expect the debtor to be able to service all of its debt or other obligations, the debt security will generally be placed on non-accrual status and the Company will cease recognizing interest income on that debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. Additionally, if a debt security has deferred interest payment terms and the Company becomes aware of a deterioration in credit quality, the Company will evaluate the collectability of the deferred interest payment. If it is determined that the deferred interest is unlikely to be collected, the Company will place the security on non-accrual status and cease recognizing interest income on that debt security until the borrower has demonstrated the ability and intent to pay the contractual amounts due. If a debt security’s status significantly improves with respect to the debtor’s ability to service the debt or other obligations, or if a debt security is fully impaired, sold or written off, it will be removed from non-accrual status. As of March 31, 2015 and December 31, 2014, the Company did not have any investments that were more than 90 days past due. The Company's two investments in one portfolio company, Clarius BIGS, LLC, were on non-accrual status as of March 31, 2015 and December 31, 2014. Given the credit deterioration, no interest income has been recognized on these investments during the three months ended March 31, 2015. Aside from the two investments on non-accrual status as of March 31, 2015, the Company is not aware of any material changes to the creditworthiness of the borrowers underlying its debt investments.

From time to time, the Company may hold debt instruments in its investment portfolio that contain a payment-in-kind (“PIK”) interest provision. If these borrowers elect to pay or are obligated to pay interest under the optional PIK provision, and if deemed collectible in management's judgment, then the interest would be computed at the contractual rate specified in the investment’s credit agreement, recorded as interest income and periodically added to the principal balance of the investment. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. As of March 31, 2015 and December 31, 2014, the Company held five and four investments, respectively, which contained a PIK provision. As discussed above, two of the five investments with PIK provisions, as of March 31, 2015, were on non-accrual status and no PIK income was recorded on these investments during the three months ended March 31, 2015. For the three months ended March 31, 2015 and 2014, the Company capitalized $194,000 and $0, respectively, of PIK interest income.

The Company may periodically provide services, including structuring and advisory services, to its portfolio companies or other third parties. The income from such services is non-recurring. For services that are separately identifiable and evidence exists to substantiate fair value, income is recognized as earned, which is generally when the investment or other applicable transaction closes. Fees received in connection with debt financing transactions for services that do not meet these criteria are treated as debt origination fees and are deferred and accreted into interest income over the life of the financing.

A presentation of the investment income the Company received from its Investment Portfolio in each of the periods presented (in thousands) is as follows:

	Three Months Ended
	March 31, 2015	March 31, 2014
	(Unaudited)
Interest, Fee and Dividend Income
Interest Income	$11,608	$1,661
Fee Income	46	—
Dividend Income	139	—
Total Interest, Fee and Dividend Income	$11,793	$1,661

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-9 supersedes the revenue recognition requirements under ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the ASC. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Under the new guidance, an entity is required to perform the following five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The new guidance will significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. Additionally, the guidance requires improved disclosures as to the nature, amount, timing and uncertainty of revenue that is recognized. The FASB tentatively decided to defer the effective date of the new revenue standard for public entities under US GAAP for one year. If finalized, the new guidance will be effective for the annual reporting period beginning after December 15, 2017, including interim periods within that reporting period. Early adoption would be permitted for annual reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact the adoption of this new accounting standard will have on the Company's consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation: Amendments to the Consolidation Analysis which amends the consolidation requirements under ASC 810. This guidance amends the criteria for determining which entities are considered variable interest entities (“VIEs”) and amends the criteria for determining if a service provider possesses a variable interest in a VIE. ASU No. 2015-02 also eliminates the deferral under ASU 2010-10 for application of the VIE consolidation model that was granted for investments in certain investment companies. This guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015, and early adoption is permitted. The Company is currently evaluating the impact that ASU 2015-02 will have on its consolidated financial statements and disclosures.

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs which amends the required presentation of debt issuance costs on the balance sheet. The guidance now requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the ASU No. 2015-03. For public business entities, the guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company will make the required changes to the debt presentation on the balance sheet as of the effective date of this new guidance.

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

As of March 31, 2015 and December 31, 2014, the Company’s investment portfolio was comprised of debt securities, equity investments, and other portfolio investments. The fair value determination for these investments primarily consisted of unobservable (Level 3) inputs.

As of March 31, 2015 and December 31, 2014, all of the Company’s lower middle market ("LMM") portfolio investments consisted of illiquid securities issued by private companies. The fair value determination for the LMM portfolio investments primarily consisted of unobservable inputs. As a result, all of the Company’s LMM portfolio investments were categorized as Level 3 as of March 31, 2015 and December 31, 2014.

As of March 31, 2015 and December 31, 2014, the Company's Middle Market portfolio investments consisted primarily of private placement investments in secured and unsecured debt investments and independently rated debt investments. The fair value determination for these investments consisted of a combination of (1) observable inputs in non-active markets for which sufficient observable inputs were available to determine the fair value of these investments, (2) observable inputs in the non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and (3) unobservable inputs. As a result, all of the Company's Middle Market portfolio investments were categorized as Level 3 as of March 31, 2015 and December 31, 2014.

As of March 31, 2015 and December 31, 2014, the Company’s Private Loan portfolio investments primarily consisted of investments in interest-bearing debt securities in companies that are consistent with the size of companies in our LMM portfolio or our Middle Market portfolio, but are investments which have been originated through strategic relationships with other investment funds on a collaborative basis. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of the Company’s Private Loan portfolio investments were categorized as Level 3 as of March 31, 2015 and December 31, 2014.

As of March 31, 2015 and December 31, 2014, the Company’s Other Portfolio investment consisted of an illiquid security issued by a private company. The fair value determination for this investment primarily consisted of unobservable inputs. As a result, the Company’s Other Portfolio equity investment was categorized as Level 3 as of March 31, 2015 and December 31, 2014.

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

The following table presents fair value measurements of the Company’s investments, by major class, as of March 31, 2015 according to the fair value hierarchy (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First lien secured debt investments	$—	$—	$503,686	$503,686
Second lien secured debt investments	—	—	135,122	135,122
Equity investments	—	—	18,943	18,943
Unsecured debt investments	—	—	2,115	2,115
Total	$—	$—	$659,866	$659,866

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

The following table presents fair value measurements of the Company’s investments, by investment classification, segregated by the level within the fair value hierarchy as of March 31, 2015 (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
LMM portfolio investments	$—	$—	$49,100	$49,100
Private Loan investments	—	—	58,695	58,695
Middle Market investments	—	—	550,496	550,496
Other Portfolio investments	—	—	1,575	1,575
Total	$—	$—	$659,866	$659,866

The following table presents fair value measurements of the Company’s investments, by investment classification, segregated by the level within the fair value hierarchy as of December 31, 2014 (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
LMM portfolio investments	$—	$—	$33,616	$33,616
Private Loan investments	—	—	47,655	47,655
Middle Market investments	—	—	391,016	391,016
Other Portfolio investments	—	—	1,575	1,575
Total	$—	$—	$473,862	$473,862

The significant unobservable inputs used in the fair value measurement of the Company’s LMM equity securities, which are generally valued through an average of the discounted cash flow technique and the market comparable/enterprise value technique (unless one of these approaches is not applicable), are (i) EBITDA multiples and (ii) the weighted average cost of capital (“WACC”). Significant increases (decreases) in EBITDA multiple inputs in isolation would result in a significantly higher (lower) fair value measurement. Conversely, significant increases (decreases) in WACC inputs in isolation would result in a significantly lower (higher) fair value measurement. The significant unobservable inputs used in the fair value measurement of the Company’s LMM, Middle Market and Private Loan debt investments are (i) risk adjusted discount rates used in the yield-to-maturity valuation technique (described in Note 2-Basis of Presentation and Summary of Significant Accounting Policies-Valuation of Portfolio Investments in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the SEC on March 4, 2015) and (ii) the percentage of expected principal recovery. Significant increases (decreases) in any of these discount rates in isolation would result in a significantly lower (higher) fair value measurement. Significant increases (decreases) in any of these expected principal recovery percentages in isolation would result in a significantly higher (lower) fair value measurement. However, due to the nature of certain investments, fair value measurements may be based on other criteria, such as third-party appraisals of collateral and fair values as determined by independent third parties, which are not presented in the table below.

The following table, which is not intended to be all inclusive, presents the significant unobservable input of the Company’s Level 3 investments as of March 31, 2015 (in thousands):

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average (2)
LMM equity portfolio investments	$17,268	Discounted Cash Flows	Weighted Average Cost of Capital	12% - 14%	13.4%
		Market Approach/Enterprise Value	EBITDA Multiples (1)	4.6x - 16.1x	10.1x
			Net Book Value Multiple	N/A	1.75x
LMM debt portfolio investments	$31,832	Discounted Cash Flows	Expected Principal Recovery	N/A	100.0%
			Risk Adjusted Discount Factor	10% - 12%	10.8%
Private Loan debt investments	$31,828	Market Approach	Third Party Quotes	100% - 100.5%	100.2%
Private Loan debt investments	$26,767	Discounted Cash Flows	Expected Principal Recovery	42% - 100%	96.0%
			Risk Adjusted Discount Factor	5% - 14%	8.0%
Private Loan equity investments	$100	Market Approach/Enterprise Value	EBITDA Multiples (1)	N/A	1.7x
Middle Market debt investments	$550,496	Market Approach	Third Party Quotes	55% - 103.5%	96.6%
Other Portfolio investments	$1,575	Market Approach	Net Asset Value	N/A	N/A
	$659,866
(1) EBITDA may include pro forma adjustments and/or other add-backs based on specific circumstances related to each investment.
(2) Weighted average excludes investments for which the significant unobservable input was not utilized in the fair value determination.

The following table, which is not intended to be all inclusive, presents the significant unobservable input of the Company’s Level 3 investments as of December 31, 2014 (in thousands):

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average (2)
LMM equity portfolio investments	$9,808	Discounted Cash Flows	Weighted Average Cost of Capital	N/A	21.2%
		Market Approach/Enterprise Value	EBITDA Multiples (1)	4.2x - 8.5x	6.2x
LMM debt portfolio investments	$23,808	Discounted Cash Flows	Expected Principal Recovery	N/A	100.0%
			Risk Adjusted Discount Rate	10% - 12%	11.0%
Private Loan debt investments	$26,713	Market Approach	Third Party Quotes	100% - 102%	100.5%
Private Loan debt investments	$20,942	Discounted Cash Flows	Expected Principal Recovery	42% - 100%	95.0%
			Risk Adjusted Discount Factor	5% - 10%	7.5%
Middle Market debt investments	$391,016	Market Approach	Third Party Quotes	67% - 102%	96.3%
Other Portfolio investments	$1,575	Market Approach	Net Asset Value	N/A	N/A
	$473,862
(1) EBITDA may include pro forma adjustments and/or other add-backs based on specific circumstances related to each investment.
(2) Weighted average excludes investments for which the significant unobservable input was not utilized in the fair value determination.

The following table provides a summary of changes in fair value of the Company’s Level 3 portfolio investments for the three months ended March 31, 2015 (in thousands):

Type of Investment	January 1, 2015 Fair Value	Transfers Into Level 3 Hierarchy	Payment-in-Kind Interest Accrual	New Investments (1)	Sales/ Repayments	Net Unrealized Appreciation (Depreciation)	Net Realized Gain (Loss)	March 31, 2015 Fair Value
LMM Equity	$9,808	$—	$—	$6,600	$—	$860	$—	$17,268
LMM Debt	23,808	—	6	8,221	(240)	67	(30)	31,832
Private Loan Equity	—	—	—	100	—	—	—	100
Private Loan Debt	47,655	—	188	10,943	(126)	(65)	—	58,595
Middle Market	391,016	—	—	180,203	(23,751)	2,978	50	550,496
Other Portfolio	1,575	—	—	—	—	—	—	1,575
Total	$473,862	$—	$194	$206,067	$(24,117)	$3,840	$20	$659,866

(1) Column includes changes to investments due to the net accretion of discounts/premiums and amortization of fees.

The following table provides a summary of changes in fair value of the Company’s Level 3 portfolio investments for the three months ended March 31, 2014 (in thousands):

Type of Investment	January 1, 2014 Fair Value	Transfers Into Level 3 Hierarchy	Payment-in- Kind Interest Accrual	New Investments (1)	Sales/ Repayments	Net Unrealized Appreciation (Depreciation)	Net Realized Gain (Loss)	March 31, 2014 Fair Value
LMM Equity	$—	$—	$—	$—	$—	$—	$—	$—
LMM Debt	1,500	—	—	—	—	—	—	1,500
Private Loan Debt	2,906	—	—	2,717	—	15	—	5,638
Middle Market	57,748	4,728	—	87,274	(15,952)	213	69	134,080
Other Portfolio	—	—	—	—	—	—	—	—
Total	$62,154	$4,728	$—	$89,991	$(15,952)	$228	$69	$141,218

(1) Column includes changes to investments due to the net accretion of discounts/premiums and amortization of fees.

For the three months ended March 31, 2015 and 2014, there were transfers of zero and $4.7 million, respectively, between Level 2 and Level 3 portfolio investments. The transfers represent Middle Market investments which are valued based upon third party quotes with limited activity and observability of inputs. In prior periods, these were classified as Level 2 fair value measurements. As of March 31, 2014, the Company obtained information regarding the quotes, including the number of quotes used to value these investments. Given the lack of observable inputs of the third party quotes, these investments were determined to be Level 3 fair value measurements as of March 31, 2014.

Portfolio Investment Composition

The composition of the Company’s investments as of March 31, 2015, at cost and fair value, was as follows (in thousands):

	Investments at Cost	Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First lien secured debt investments	$511,959	76.4%	$503,686	76.3%
Second lien secured debt investments	137,136	20.5%	135,122	20.5%
Equity investments	17,408	2.6%	18,268	2.8%
Unsecured debt investments	2,588	0.4%	2,115	0.3%
Equity warrants	675	0.1%	675	0.1%
Total	$669,766	100.0%	$659,866	100.0%

The composition of the Company’s investments as of December 31, 2014, at cost and fair value, was as follows (in thousands):

	Investments at Cost	Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First lien secured debt investments	$385,937	79.1%	$375,038	79.1%
Second lien secured debt investments	87,710	18.1%	85,191	18.0%
Equity investments	11,308	2.3%	11,308	2.4%
Unsecured debt investments	2,574	0.5%	2,250	0.5%
Equity warrants	75	—%	75	—%
Total	$487,604	100.0%	$473,862	100.0%

The composition of the Company’s investments by geographic region of the United States as of March 31, 2015, at cost and fair value, was as follows (in thousands) (since the Other Portfolio investment does not represent a single geographic region, this information excludes Other Portfolio investments):

	Investments at Cost	Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Northeast	$164,872	24.7%	$165,580	25.2%
Southeast	134,516	20.1%	134,833	20.5%
West	109,301	16.4%	106,161	16.1%
Southwest	132,499	19.8%	124,672	18.9%
Midwest	98,557	14.7%	99,619	15.1%
Non-United States	28,446	4.3%	27,426	4.2%
Total	$668,191	100.0%	$658,291	100.0%

The composition of the Company’s investments by geographic region of the United States as of December 31, 2014, at cost and fair value, was as follows (in thousands) (since the Other Portfolio investment does not represent a single geographic region, this information excludes Other Portfolio investments):

	Investments at Cost	Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Northeast	$128,556	26.5%	$127,734	27.0%
Southeast	116,737	24.0%	116,803	24.7%
West	77,402	15.9%	73,993	15.7%
Southwest	85,291	17.5%	77,183	16.3%
Midwest	57,270	11.8%	56,970	12.1%
Non-United States	20,773	4.3%	19,604	4.2%
Total	$486,029	100.0%	$472,287	100.0%

The composition of the Company’s total investments by industry as of March 31, 2015 and December 31, 2014, at cost and fair value was as follows (since the Other Portfolio investment does not represent a single industry, this information excludes Other Portfolio investments):

	Cost		Fair Value
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Media	8.1%	9.4%	7.9%	9.2%
IT Services	6.8%	7.1%	6.8%	7.1%
Diversified Consumer Services	6.3%	4.5%	6.4%	4.6%
Hotels, Restaurants, and Leisure	6.3%	7.5%	6.3%	7.6%
Oil, Gas, and Consumable Fuels	6.3%	5.6%	5.6%	4.7%
Internet Software and Services	5.1%	2.9%	5.2%	3.0%
Health Care Providers and Services	5.1%	3.7%	5.1%	3.8%
Food Products	4.1%	5.1%	4.2%	5.1%
Pharmaceuticals	3.7%	2.1%	3.8%	2.2%
Specialty Retail	3.2%	2.5%	3.2%	2.4%
Software	3.0%	3.7%	3.0%	3.8%
Construction and Engineering	2.6%	3.5%	2.6%	3.7%
Chemicals	2.7%	3.0%	2.8%	3.1%
Auto Components	2.7%	3.8%	2.8%	3.9%
Leisure Equipment and Products	2.6%	1.6%	2.7%	1.6%
Energy Equipment and Services	2.9%	3.3%	2.5%	2.7%
Machinery	2.3%	3.0%	2.4%	3.1%
Commercial Services and Supplies	2.1%	2.3%	2.2%	2.3%
Tobacco	1.9%	1.7%	1.9%	1.8%
Electronic Equipment, Instruments & Components	1.8%	2.6%	1.9%	2.7%
Diversified Telecommunication Services	1.7%	1.4%	1.7%	1.4%
Textiles, Apparel, & Luxury Goods	1.6%	2.1%	1.6%	2.2%
Aerospace and Defense	1.5%	1.4%	1.5%	1.4%
Diversified Financial Services	1.3%	—%	1.4%	—%
Metals and Mining	1.2%	1.6%	1.2%	1.6%
Marine	1.2%	1.6%	1.2%	1.7%
Distributors	1.1%	1.6%	1.2%	1.6%
Building Products	1.1%	—%	1.1%	—%
Household Products	1.1%	1.6%	1.1%	1.6%
Internet and Catalog Retail	1.1%	1.5%	1.1%	1.5%
Personal Products	1.1%	—%	1.1%	—%
Health Care Equipment and Supplies	1.0%	1.4%	1.0%	1.4%
Insurance	1.0%	1.3%	1.0%	1.4%
Automobiles	0.9%	1.2%	0.9%	1.3%
Professional Services	0.9%	1.2%	0.8%	1.2%
Healthcare Technology	0.7%	1.0%	0.8%	1.0%
Air Freight & Logistics	0.5%	0.6%	0.6%	0.7%
Containers and Packaging	0.3%	0.5%	0.3%	0.5%
Consumer Finance	0.5%	0.5%	0.5%	0.5%
Life Sciences Tools and Services	0.2%	0.3%	0.2%	0.3%
Electric Utilities	0.2%	0.3%	0.2%	0.3%
Airlines	0.2%	—%	0.2%	—%
Total	100.0%	100.0%	100.0%	100.0%

Note 4 — Borrowings

As of March 31, 2015, the Company had fully drawn the borrowing capacity of a $105.0 million senior secured revolving credit facility (the "Syndicated Credit Facility") with Capital One, National Association ("Capital One"), as the administrative agent, and with Capital One and other financial institutions as lenders. Additionally, as of March 31, 2015 the Company's wholly-owned Structured Subsidiary, HMS Funding I LLC, a Delaware limited liability company ("HMS Funding") had borrowings of $159.0 million outstanding on a $200.0 million credit agreement (the "HMS Funding Facility") among HMS Funding, as borrower, the Company, as equityholder and servicer, Deutsche Bank AG, New York Branch ("Deutsche Bank"), as administrative agent and, with other financial institutions, as lenders, and U.S. Bank National Association, as collateral agent and collateral custodian. The Company estimated that the outstanding borrowings approximated fair value.

Note 5 – Financial Highlights

The following is a schedule of financial highlights of the Company for the three months ended March 31, 2015 and the three months ended March 31, 2014.

Per Share Data:	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014

Net asset value at beginning of period	$8.40	$8.91

Net realized income (1) (2)	0.18	0.12
Net unrealized appreciation (depreciation) (1) (2)	0.10	0.03
Net increase (decrease) in net assets resulting from operations	0.28	0.15

Stockholder distributions (1) (3)	(0.17)	(0.17)

Issuance of common stock above (below) net asset value (4), net of offering costs (1)	0.06	(0.03)
Other (5)	—	—
Net asset value at end of the period	$8.57	$8.86
Shares outstanding at end of period	41,153,325	9,373,983
Weighted average shares outstanding	36,265,941	7,388,639

(1)	Based on weighted average number of shares of common stock outstanding for the period.

(2)	Change in net realized income and net unrealized appreciation (depreciation) from investments can change significantly from period to period.

(3)	The stockholder distributions represent the stockholder distributions declared for the period.

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

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
	(in thousands, except percentages)
Net asset value at end of period	$352,480	$83,080
Average net assets	$306,272	$65,579
Average Credit Facility borrowings	$223,432	$20,750

Ratios to average net assets:
Ratio of total expenses to average net assets (1)	1.78%	1.28%
Ratio of total expenses, excluding interest expense, to average net assets (1)	1.14%	0.97%
Ratio of net investment income to average net assets	2.07%	1.26%

Portfolio turnover ratio	4.25%	15.33%

Total return (2)	4.05%	1.35%

(1)
For the three months ended March 31, 2015 and the three months ended March 31, 2014, the Advisers waived base management fees of $0 and $303,000, respectively, subordinated incentive fees of $358,000 and $0, respectively, capital gains incentive fees of $0 and $0, respectively, administrative services expenses of $437,000 and $329,000, respectively, and made an expense support payment to the Company of $0 and $0, respectively. The ratio is calculated by reducing the expenses to reflect the waiver of expenses and reimbursement of administrative services and to reflect the reduction of expenses for expense support provided by the Adviser in both periods presented. See Note 9-Related Party Transactions and Arrangements for further discussion of fee waivers and expense support provided by the Advisers.

(2)	Total return is calculated on the change in net asset value per share and stockholder distributions declared per share over the reporting period.

Note 6 – Stockholder Distributions

The following table reflects the cash distributions per share that the Company has declared on its common stock during the three months ended March 31, 2015 (in thousands except per share amounts).

	Distributions
For the Period Ended	Per Share	Amount
Three months ended March 31, 2015	$0.17	$6,260

The following table reflects the cash distributions per share that the Company has declared on its common stock during the three months ended March 31, 2014 (in thousands except per share amounts).

	Distributions
For the Period Ended	Per Share	Amount
Three months ended March 31, 2014	$0.17	$1,276

On March 24, 2015, with the authorization of the Company’s board of directors, the Company declared distributions to its stockholders for the period of April 2015 through June 2015. These distributions have been, or will be, calculated based on stockholders of record each day from April 1, 2015 through June 30, 2015 in an amount equal to $0.00191781 per share, per day. Distributions are paid on the first business day following the completion of each month to which they relate.

The Company has adopted an “opt in” distribution reinvestment plan for its stockholders. As a result, if the Company makes a distribution, its stockholders will receive distributions in cash unless they specifically “opt in” to the distribution reinvestment plan so as to have their cash distributions reinvested in additional shares of the Company’s common stock.

The following table reflects the sources of the cash distributions that the Company declared and, in some instances, paid on its common stock during the three months ended March 31, 2015 and March 31, 2014.

	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
	(in thousands, except percentages)
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Net realized income from operations (net of waiver of base management and incentive fees and expense support payment from Adviser)	$5,989	96%	$590	46%
Waiver of base management and incentive fees	271	4%	303	24%
Other sources	—	—%	383	30%
Total	$6,260	100%	$1,276	100%

The Company may fund its cash distributions from all sources of funds legally available, including Offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to it on account of preferred and common equity investments in portfolio companies, fee and expense waivers from its Advisers, and expense support payments from the Adviser. The Company has not established limits on the amount of funds that the Company may use from legally available sources to make distributions. The Company expects that for the foreseeable future, a portion of the distributions will be paid from sources other than net realized income from operations, which may include Offering proceeds, borrowings, fee and expense waivers from its Advisers and support payments from the Adviser. See Note 9 - Related Party Transactions and Arrangements - Advisory Agreements and Conditional Fee Waiver.

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

Note 7 – Taxable Income

The Company has elected to be treated for U.S. federal income tax purposes as a RIC. As a RIC, the Company generally will not pay corporate-level U.S. federal income taxes on net ordinary income or capital gains that the Company distributes to its stockholders from taxable earnings and profits as distributions. The Company must generally distribute at least 90% of its investment company taxable income to maintain its RIC status. As a part of maintaining its RIC status, undistributed taxable income (subject to a 4% excise tax) pertaining to a given taxable year may be distributed up to 12 months subsequent to the end of that taxable year, provided such distributions are declared prior to the filing of the federal income tax return for the applicable year. In order to avoid this excise tax, the Company needs to distribute, during each calendar year an amount at least equal to the sum of (1) 98.0% of its net ordinary income for the calendar year, (2) 98.2% of its capital gain in excess of capital loss for the calendar year and (3) any net ordinary income and net capital gain for the preceding year that was not distributed during such year and on which the Company paid no U.S. federal income tax.

The Company has formed a wholly owned subsidiary, HMS Equity Holding, LLC, which has elected to be a taxable entity (the "Taxable Subsidiary"). The Taxable Subsidiary holds equity investments in portfolio companies which are “pass through” entities for tax purposes. The Taxable Subsidiary is consolidated for U.S. GAAP reporting purposes, and the portfolio investments held by it are included in the consolidated financial statements as portfolio investments recorded at fair value. The Taxable Subsidiary permits the Company to comply with the RIC income requirements contained in the RIC tax provisions of the Code. The Taxable Subsidiary is not consolidated with the Company for income tax purposes and may generate income tax expense, or benefit, and the related tax assets and liabilities, as a result of its ownership of certain portfolio investments. This income tax expense, or benefit, if any, and the related tax assets and liabilities, are reflected in the Company’s consolidated financial statements.

Listed below is a reconciliation of "Net increase in net assets resulting from operations" to taxable income and to total distributions declared to common stockholders for the three months ended March 31, 2015 and 2014 (in thousands).

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Net increase in net assets resulting from operations	$10,187	$1,122
Net change in unrealized appreciation	(3,840)	(228)
Income tax provision	6	(4)
Pre-tax book (income) loss not consolidated for tax purposes	10	—
Book income and tax income differences, including debt origination, structuring fees, dividends, realized gains and changes in estimates	(136)	—
Estimated taxable income (1)	6,227	890
Taxable income earned in prior year and carried forward for distribution in current year	143	8
Taxable income earned prior to period end and carried forward for distribution next period	(2,463)	(143)
Dividend accrued as of period end and paid in the following period	2,353	521
Total distributions accrued or paid to common stockholders	$6,260	$1,276

(1)
The Company's taxable income for each period is an estimate and will not be finally determined until the company files its tax return for each year. Therefore, the final taxable income, and the taxable income earned in each period and carried forward for distribution in the following period, may be different than this estimate.

The income tax expense, or benefit, and the related tax assets and liabilities generated by the Taxable Subsidiary, if any, are reflected in the Company’s Consolidated Statement of Operations. For the three months ended March 31, 2015 and 2014, the Company recognized a net income tax provision of $6,000 and $(4,000), respectively, related to deferred taxes of $3,000 and $0 respectively, and other taxes of $3,000 and $(4,000), respectively. For the three months ended March 31, 2015 and 2014, the other taxes include $0 and $1,000, respectively, related to an accrual for excise tax on the Company’s estimated spillover taxable income and $3,000 and $(5,000), respectively, related to accruals for state and other taxes.

The net deferred tax asset at March 31, 2014 and December 31, 2013 was $1,000 and $0, respectively, primarily related to basis differences of portfolio investments held by the Taxable Subsidiary which are “pass through” entities for tax purposes and $0 net loss carryforwards from historical realized losses on portfolio investments held by the Taxable Subsidiary,

Ordinary distributions from a RIC do not qualify for the reduced tax rate plus a 3.8% Medicare surtax, if applicable, on dividend income from domestic corporations and qualified foreign corporations, except to the extent that the RIC received the income in the form of qualifying dividends from domestic corporations and qualified foreign corporations. The tax attributes for distributions will generally include both ordinary income and capital gains but may also include qualified dividends or return of capital.

The determination of the tax attributes of the Company’s distributions is made annually at the end of the Company’s taxable year based upon the Company’s taxable income for the full year and distributions paid for the full year. Therefore, a determination made on an interim basis may not be representative of the actual tax attributes of distributions for a full year. The actual tax characteristics of distributions to stockholders will be reported to stockholders annually on a Form 1099-DIV.

Note 8 – Supplemental Cash Flow Disclosures

Listed below are the supplemental cash flow disclosures for the three months ended March 31, 2015 and March 31, 2014 (in thousands):

Supplemental Disclosure of Cash Flow Information	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Cash paid for interest	$1,749	$173
Cash paid for income taxes	$9	$1

Supplemental Disclosure of Non-Cash Flow Information
Stockholder distributions declared and unpaid	$2,353	$521
Stockholder distributions reinvested	$2,884	$419
Change in unpaid deferred offering costs	$921	$(114)
Unpaid deferred financing costs	$—	$94

Note 9 — Related Party Transactions and Arrangements

Advisory Agreements and Conditional Fee Waiver

On May 31, 2012, the Company and the Advisers entered into a conditional fee waiver agreement and subsequent amendments, pursuant to which, for a period from June 4, 2012 to December 31, 2013, the Advisers could waive all fees upon the occurrence of any event that, in the Advisers’ sole discretion, is deemed necessary, including, but neither limited to nor automatically triggered by, our estimate that a distribution declared and payable to the Company's stockholders during the fee waiver period represents, or would represent when paid, a return of capital for U.S. federal income tax purposes. The Company refers to this conditional fee waiver agreement, as amended from time to time, as the “Conditional Fee Waiver Agreement.” Further, the agreement contains a clause which states that at the sole and absolute discretion of the board of directors, in future periods, previously waived fees may be paid to the Advisers if and only to the extent that the cumulative net increase in net assets resulting from operations exceeds the amount of cumulative distributions paid to stockholders. The previously waived fees are potentially subject to repayment by us, if at all, within a period not to exceed three years from the date of each respective fee waiver.

On December 30, 2013, the Company and the Advisers agreed to an amendment to the Conditional Fee Waiver Agreement which extended the term of the fee waiver with respect to the Adviser through December 31, 2014. The terms of the fee waiver were not extended with respect to the Sub-Adviser, whose waiver expired on December 31, 2013, (except with respect to a subordinated incentive fee on income payable for the period October 1, 2014 to December 31, 2014 which the Sub-Adviser has agreed to waive).

On April 15, 2015, the Company and the Advisers agreed to a further amendment (the "Fee Waiver Amendment") to the Conditional Fee Waiver Agreement. Under the Fee Waiver Amendment, the Advisers have agreed to extend the term of the fee waiver with respect to our Adviser through December 31, 2015. The terms of the fee waiver were not extended with respect to the Sub-Adviser (except for the subordinated incentive fee on income for the period January 1, 2015 to March 31, 2015, which the Sub-Adviser has agreed to waive). The Adviser has no obligation to waive fees pursuant to the Conditional Fee Waiver Agreement after December 31, 2015, unless the fee waiver period is further extended.

Reimbursement of previously waived fees will only be permitted with the approval of the board of directors and if the operating expense ratio is equal to or less than the operating expense ratio at the time the corresponding fees were waived and if the annualized rate of regular cash distributions to stockholders is equal to or greater than the annualized rate of the regular cash distributions at the time the corresponding fees were waived.

In a separate agreement between the Adviser and the Sub-Adviser dated April 15, 2015 and effective January 1, 2015, the Sub-Adviser agreed to conditionally reimburse the Adviser for fifty percent of the fees waived each quarter in 2015, up to $200,000 in total waived fees per quarter. If the total amount conditionally reimbursed by the Sub-Adviser in 2015 is less than both (i) fifty percent of the fees waived by the Adviser for 2015 excluding any previously reimbursed amounts and (ii) $400,000, then the Sub-Adviser shall reimburse the Adviser, in connection with the payment of management fees to the Sub-Adviser for the fourth quarter of 2015, the difference between (A) fifty percent of the fees waived by the Adviser for 2015 excluding any previously reimbursed amounts minus (B) any amounts conditionally reimbursed by the Sub-Adviser in 2015, up to a maximum of $400,000 of total conditional reimbursements by the Sub-Adviser.

For the three months ended March 31, 2015 and 2014, the Company incurred base management fees of approximately $3.0 million and $606,000, respectively, and the Advisers waived base management fees of $0 and $303,000, respectively. Accordingly, net of waivers, the Company paid base management fees of approximately $3.0 million for the three months ended March 31, 2015 and paid base management fees of approximately $303,000 for the three months ended March 31, 2014. For the three months ended March 31, 2015 and 2014, the Company incurred capital gains incentive fees of $0 and $0, respectively, and subordinated incentive fees on income of $358,000 and $0, respectively. For the three months ended March 31, 2015 and 2014, the Advisers waived capital gains incentive fees of $0 and $0, respectively, and subordinated incentive fees on income of $358,000 and $0, respectively. For the three months ended March 31, 2015 and 2014, the Company did not record an accrual for any previously waived fees. Any future reimbursement of previously waived fees to the Advisers will not be accrued until the reimbursement of the waived fees becomes probable and estimable, which will be upon approval of the Company’s board of directors.

Pursuant to the Advisory Agreement and Sub-Advisory Agreement, the Company is required to pay or reimburse the Advisers for administrative services expenses, which include all costs and expenses related to the day-to-day administration and management not related to advisory services. For the three months ended March 31, 2015 and 2014, the Company incurred, and the Advisers waived the reimbursement of, administrative services expenses of $437,000 and $329,000, respectively. The Advisers have agreed to waive the reimbursement of administrative services expenses through June 30, 2015. The waiver of the reimbursement of administrative service expenses is not subject to future reimbursement.

On November 11, 2013, the Company entered into an Expense Support and Conditional Reimbursement Agreement (the "2013 Expense Reimbursement Agreement"). On April 15, 2015, the Company and the Adviser agreed to an amendment to the 2013 Expense Reimbursement Agreement (the "2013 Expense Reimbursement Amendment"). Under the 2013 Expense Reimbursement Amendment, reimbursement of Expense Support Payments made under the 2013 Expense Reimbursement Agreement shall be made in accordance with and subject to the provisions of the Fee Waiver Amendment. All other terms of the 2013 Expense Reimbursement Agreement remain unchanged.

On December 30, 2013, the Company and the Adviser agreed to an Expense Support and Conditional Reimbursement Agreement, which was subsequently amended on March 31, 2014, June 30, 2014 and September 30, 2014 (as amended, the "2014 Expense Reimbursement Agreement"). On April 15, 2015, the Company and the Adviser agreed to a further amendment to the 2014 Expense Reimbursement Agreement, or "Fourth Amendment". Under the Fourth Amendment, which is effective December 31, 2014, reimbursement of Expense Support Payments made under the 2014 Expense Reimbursement Agreement shall be made in accordance with and subject to the Fee Waiver Amendment. All other terms of the 2014 Expense Reimbursement Agreement remain unchanged. There is currently no agreement in place for the Adviser to provide Expense Support to the Company after December 31, 2014.

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

Period Ended	Amount of Fee Waivers and Expense Support Payments (in thousands)(1)	Expiration of the Advisers’ Right to Receive Reimbursement of Previously Waived Fees and Expense Support Payments(2)	Amount of Administrative Expense Waivers (in thousands)(3)	Operating Expense Ratio as of the Date of the Fee Waivers(4)	Annualized Distribution Rate as of the Date of the Fee Waivers(5)
June 30, 2012	$49	June 30, 2015	$25	1.35%	7.00%
September 30, 2012	$152	September 30, 2015	$129	1.97%	7.00%
December 31, 2012	$157	December 31, 2015	$284	2.96%	7.00%
March 31, 2013	$84	March 31, 2016	$233	1.86%	7.00%
June 30, 2013	$118	June 30, 2016	$222	1.36%	7.00%
September 30, 2013	$268	September 30, 2016	$234	1.22%	7.00%
December 31, 2013	$467	December 31, 2016	$329	0.49%	7.00%
March 31, 2014	$303	March 31, 2017	$329	1.28%	7.00%
June 30, 2014	$551	June 30, 2017	$385	1.28%	7.00%
September 30, 2014	$1,149	September 30, 2017	$371	1.23%	7.00%
December 31, 2014	$599	December 31, 2017	$412	1.70%	7.00%
March 31, 2015	$358	March 31, 2017	$437	1.78%	7.18%

(1)	Fees waived pursuant to the Conditional Fee Waiver Agreement and Expense Support Payments pursuant to the 2013 and 2014 Expense Reimbursement Agreements.

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

(3)
The Advisers have agreed to permanently waive reimbursement by the Company of administrative expenses through June 30, 2015. The administrative expenses are waived on a quarterly basis and are not eligible for future reimbursement from the Company to the Advisers.

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

(5)	“Annualized Distribution Rate” equals $0.00191781 per share, per day. “Annualized Distribution Rate” does not include the special stock dividend paid to stockholders on September 14, 2012.

As of March 31, 2015 and March 31, 2014, the Adviser and Sub-Adviser have incurred approximately $7.4 million and $6.8 million, respectively, of Offering costs on the Company’s behalf. On May 31, 2012, the Company recorded a due to affiliate liability and capitalized the deferred Offering costs as it is expected that the Company will raise sufficient capital that it will be required to reimburse the Advisers for these costs. As of March 31, 2015, the balance of the due to affiliate liability was $1.5 million. On a regular basis, management reviews capital raise projections to evaluate the likelihood of the capital raise reaching a level that would require the Company to reimburse the Advisers for the Offering costs incurred on the Company's behalf. Based on the $7.4 million of offering costs incurred by the Advisers through March 31, 2015, the Company would have to raise approximately $493.3 million to be obligated to reimburse the Advisers for all of these costs. Commencing with the Company’s initial closing, which occurred on September 17, 2012, and continuing with every closing thereafter, 1.5% of the proceeds of such closings will be amortized as a charge to additional paid in capital and a reduction of deferred Offering costs, until such asset is fully amortized. As of March 31, 2015, approximately $5.9 million has been amortized. The Company expects to reimburse the Advisers for such costs incurred on its behalf on a monthly basis up to a maximum aggregate amount of 1.5% of the gross Offering proceeds.

The table below outlines fees incurred and expense reimbursements payable to Hines, Main Street and their affiliates for the three months ended March 31, 2015 and 2014 and amounts unpaid as of March 31, 2015 and December 31, 2014 (in thousands).

	Incurred		Unpaid as of
	Three Months Ended March 31,		March 31, 2015	December 31, 2014
Type and Recipient	2015	2014
Base Management Fees (1) - the Adviser, Sub-Adviser	$3,007	$303	$3,007	$2,080
Incentive Fees on Income (1) - the Adviser, Sub-Adviser	—	—	—	—
Capital Gains Incentive Fee (1) - the Adviser, Sub-Adviser	—	—	—	—
Offering Costs - the Adviser, Sub-Adviser	555	481	1,467	2,388
Expense Support from Adviser	—	—	—	—
Other (2) - the Adviser	65	115	14	62
Selling Commissions - Dealer Manager	6,038	2,396	1	—
Dealer Manager Fee - Dealer Manager	2,619	1,163	(19)	—
Due to Affiliates			$4,470	$4,530

(1)	Net of amounts waived by the Adviser and Sub-Adviser.

(2)	Includes amounts the Adviser paid on behalf of the Company such as general and administrative services expenses.

Note 10 – Share Repurchase Plan

Since inception of the share repurchase program, the Company funded the repurchase of $451,000 in shares. For the three months ended March 31, 2015 and 2014, the Company funded $289,000 and $15,000, respectively, for shares tendered for repurchase under the plan approved by the board of directors. Since inception of the share repurchase program, the Company has funded all redemption requests validly tendered and not withdrawn.

Note 11 – Commitments and Contingencies

At March 31, 2015, the Company had a total of approximately $24.4 million in outstanding commitments comprised of (i) seven commitments to fund revolving loans that had not been fully drawn or term loans that had not been funded and (ii) two capital commitment that had not been fully called. At December 31, 2014, the Company had $6.4 million in outstanding commitments comprised of (i) four commitments to fund revolving loans that had not been fully drawn or term loans that had not been funded and (ii) one capital commitment that had not been fully called.

Commitments and Contingencies
(in thousands)
March 31, 2015
Unfunded Loan Commitments
Arcus Hunting, LLC	$1,453
Datacom, LLC	1,300
Guerdon Modular Holdings, Inc.	400
Minute Key, Inc.	800
Mystic Logistics, Inc.	200
Parq Holdings, LP	1,274
Volusion, LLC	3,000
Unfunded Capital Commitments
Brightwood Capital Fund III, LP	3,500
Freeport First Lien Loan Fund III, LP	12,500
Total	$24,427

Note 12 – Subsequent Events

From April 1, 2015 through April 30, 2015, the Company has raised approximately $32.6 million in the public offering. During this period, the Company has funded approximately $97.2 million in investments and received proceeds from repayments and dispositions of approximately $12.3 million.

On May 1, 2015, the Company increased its public offering price from $9.75 per share to $9.90 per share. The increase in the public offering price was effective as of the Company’s May 7, 2015 weekly closing. In accordance with the Company’s share pricing policy, its board of directors determined that an increase in the public offering price per share was warranted following an increase in the Company’s estimated net asset value per share in order to ensure that the Company's net asset value per share does not exceed its net offering price per share. As a result of the increase in the Company’s public offering price per share, the maximum combined sales commission and dealer manager fee per share and the net proceeds per share were correspondingly increased from $0.97 to $0.99 and $8.78 to $8.91, respectively.

On May 5, 2015, the Company’s wholly-owned Structured Subsidiary, the Company, Deutsche Bank and the Collateral Agent entered into the Fourth Amendment to the HMS Funding Facility increasing the borrowing capacity to $225 million. No other terms or conditions were modified as a result of this agreement.

On May 11, 2015, the Company filed a tender offer statement on Schedule TO with the SEC, to commence an offer by the Company to purchase, as approved by its board of directors, 578,584.51 shares of the Company's issued and outstanding common stock, par value $0.001 per share. The offer is for cash at a purchase price equal to the net asset value per share to be determined within 48 hours of the repurchase date.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is based on the unaudited condensed consolidated financial statements as of March 31, 2015 and December 31, 2014, and for the three months ended March 31, 2015 and 2014. Amounts as of December 31, 2014 included in the unaudited condensed consolidated financial statements have been derived from the Company's audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, as well as the audited consolidated financial statements, notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2014. Capitalized terms used in this Item 2 have the same meaning as in the accompanying condensed consolidated financial statements in Item 1 unless otherwise defined herein.

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

We have based the forward-looking statements included in this Report on information available to us on the date of this Report. Except as required by the federal securities laws, we assume no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The forward-looking statements and projections contained in this Report are excluded from the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended.

OVERVIEW

We are a specialty finance company sponsored by Hines that makes debt and equity investments in middle market ("Middle Market") companies, which we define as companies with annual revenues generally between $10 million and $3 billion and in lower middle market ("LMM") companies, which we define as companies with annual revenues generally between $10 million and $150 million. We are an externally managed, non-diversified closed-end investment company that has elected to be treated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. We are, therefore, required to comply with certain regulatory requirements. We have elected to be treated for U.S. federal income tax purposes as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code.
Our primary investment objective is to generate current income through debt and equity investments, and a secondary objective is to generate long-term capital appreciation through such investments. We anticipate that we will primarily invest in senior secured and second lien debt securities issued by Middle Market companies in private placements and negotiated transactions, which are traded in private over-the-counter markets for institutional investors. We will also invest in, and ultimately intend to have a significant portion of our assets invested in, customized direct secured and unsecured loans to and equity securities of LMM companies, referred to as customized LMM securities. Typically, our investments in LMM companies will require us to co-invest with Main Street and/or its affiliates. We categorize some of our investments in LMM companies and Middle Market companies as private loan ("Private Loan") portfolio investments, which are primarily debt securities issued by companies that are consistent in size with either LMM companies or Middle Market companies, but are investments which have been originated through strategic relationships with other investment funds on a collaborative basis. The structure, terms and conditions for these Private Loan investments are typically consistent with the structure, terms and conditions for the investments made in our LMM portfolio or Middle Market portfolio. Our portfolio also includes other portfolio ("Other Portfolio") investments which primarily consist of investments that are not consistent with the typical profiles for our LMM portfolio investments, Middle Market portfolio investments or Private Loan portfolio investments, including investments which may be managed by third parties.

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

As of March 31, 2015, we had investments in 84 Middle Market debt investments, 14 Private Loan debt investments, 12 LMM debt investments, 11 LMM equity investments, 1 Private Loan equity investment and 1 Other Portfolio investment with an aggregate fair value of approximately $659.9 million, a cost basis of approximately $669.8 million, and a weighted average effective annual yield of approximately 8.5%. The weighted average annual yield was calculated using the effective interest rates for all investments at March 31, 2015, including accretion of original issue discount and amortization of the premium to par value, the amortization of fees received in connection with transactions, and assumes zero yield for investments on non-accrual status. Approximately 76.5% and 20.5% of our total portfolio investments (at fair value) were secured by first priority liens and second priority liens on portfolio company assets, respectively, with the remainder in unsecured debt investments and equity investments.

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

Investment Income

We have generated, and plan to continue to generate, investment income primarily in the form of interest on the debt securities that we hold, dividends and other distributions with respect to any equity interests that we hold and capital gains, if any, on convertible debt or other equity interests that we acquire in portfolio companies. In addition, we may generate revenue in the form of commitment, origination, structuring or diligence fees, monitoring fees, and possibly consulting fees and performance-based fees. All such fees will be generated in connection with our investments and recognized as earned or as additional yield over the life of the debt investment. To date our investment income has been interest income on debt investments, accretion of original issue discounts, dividend income, amortization of premiums and fees received from transactions and net realized/unrealized appreciation (depreciation).

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

We bear all other expenses of our operations and transactions, including (without limitation) fees and expenses relating to:

●	corporate and organizational expenses relating to offerings of our common stock, subject to limitations included in the Advisory Agreement;
●	the cost of calculating our net asset value, including the cost of any third-party valuation services;
●	the cost of effecting sales and repurchase of shares of our common stock and other securities;
●
fees payable to third parties relating to, or associated with, monitoring our financial and legal affairs, making investments, and valuing investments, including fees and expenses associated with performing due diligence reviews of prospective investments;

●	interest payable on debt, if any, incurred to finance our investments;
●	investment advisory fees;
●	transfer agent and custodial fees;
●	fees and expenses associated with marketing efforts;
●	federal and state registration fees;
●	federal, state and local taxes;
●	independent directors’ fees and expenses, including travel expenses;
●	costs of director and stockholder meetings, proxy statements, stockholders’ reports and notices;
●	cost of fidelity bond, directors and officers/errors and omissions liability insurance and other insurance premiums;
●	direct costs such as printing of stockholder reports and advertising or sales materials, mailing, long distance telephone, and staff;
●
fees and expenses associated with independent audits and outside legal costs, including compliance with the Sarbanes-Oxley Act of 2002, the 1940 Act, and other applicable federal and state securities laws;

●	costs associated with our reporting and compliance obligations under the 1940 Act and other applicable federal and state securities laws;
●	brokerage commissions for our investments;
●	all other expenses incurred by our Advisers, in performing their obligations subject to the limitations included in the Advisory Agreement and Sub-Advisory Agreement; and
●
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

Base Management Fee, Incentive Fee, Administrative Expense Waiver and Expense Support and Conditional Reimbursement Agreement

On May 31, 2012, we and our Advisers entered into a conditional fee waiver agreement and subsequent amendments, pursuant to which, for a period from June 4, 2012 to December 31, 2013, our Advisers can waive all fees upon the occurrence of any event that, in our Advisers’ sole discretion, is deemed necessary, including, but neither limited to nor automatically triggered by, our estimate that a distribution declared and payable to our stockholders during the fee waiver period represents, or would represent when paid, a return of capital for U.S. federal income tax purposes. We refer to this conditional fee waiver agreement, as amended from time to time, as the “Conditional Fee Waiver Agreement.” Further, the agreement contains a clause which states that at the sole and absolute discretion of our board of directors, in future periods, previously waived fees may be paid to our Advisers if and only to the extent that the cumulative net increase in net assets resulting from operations exceeds the amount of cumulative distributions paid to stockholders. The previously waived fees are potentially subject to repayment by us, if at all, within a period not to exceed three years from the date of each respective fee waiver.

On December 30, 2013, we and our Advisers agreed to an amendment to the Conditional Fee Waiver Agreement which extended the term of the fee waiver with respect to our Adviser through December 31, 2014. The terms of the fee waiver were not extended with respect to our Sub-Adviser, whose waiver expired on December 31, 2013, (except with respect to a subordinated incentive fee on income payable for the period October 1, 2014 to December 31, 2014 which our Sub-Adviser has agreed to waive).

On April 15, 2015, we and our Advisers agreed to a further amendment (the "Fee Waiver Amendment") to the Conditional Fee Waiver Agreement. Under the Fee Waiver Amendment, our Advisers have agreed to extend the term of the fee waiver with respect to our Adviser through December 31, 2015. The terms of the fee waiver were not extended with respect to our Sub-Adviser (except for the subordinated incentive fee on income for the period January 1, 2015 to March 31, 2015, which our Sub-Adviser has agreed to waive). Our Adviser has no obligation to waive fees pursuant to the Conditional Fee Waiver Agreement after December 31, 2015, unless the fee waiver period is further extended.

Reimbursement of previously waived fees will only be permitted with the approval of our board of directors and if the operating expense ratio is equal to or less than the operating expense ratio at the time the corresponding fees were waived and if the annualized rate of regular cash distributions to stockholders is equal to or greater than the annualized rate of the regular cash distributions at the time the corresponding fees were waived.

In a separate agreement between our Adviser and our Sub-Adviser dated April 15, 2015 and effective January 1, 2015, our Sub-Adviser agreed to conditionally reimburse our Adviser for fifty percent of the fees waived each quarter in 2015, up to $200,000 in total waived fees per quarter. If the total amount conditionally reimbursed by our Sub-Adviser in 2015 is less than both (i) fifty percent of the fees waived by our Adviser for 2015 excluding any previously reimbursed amounts and (ii) $400,000, then our Sub-Adviser shall reimburse our Adviser, in connection with the payment of management fees to our Sub-Adviser for the fourth quarter of 2015, the difference between (A) fifty percent of the fees waived by our Adviser for 2015 excluding any previously reimbursed amounts minus (B) any amounts conditionally reimbursed by our Sub-Adviser in 2015, up to a maximum of $400,000 of total conditional reimbursements by our Sub-Adviser.

For the three months ended March 31, 2015 and 2014, we incurred base management fees of $3.0 million and $606,000, respectively, and our Advisers waived base management fees of $0 and $303,000, respectively. Accordingly, net of waivers, we paid base management fees of $3.0 million for the three months ended March 31, 2015 and paid base management fees of $303,000 for the three months ended March 31, 2014. For the three months ended March 31, 2015 and 2014, we incurred capital gains incentive fees of $0 and $0, respectively, and subordinated incentive fees on income of $358,000 and $0, respectively. For the three months ended March 31, 2015 and 2014, our Advisers waived capital gains incentive fees of $0 and $0, respectively, and subordinated incentive fees on income of $358,000 and $0, respectively. For the three months ended March 31, 2015 and 2014, we did not record an accrual for any previously waived fees. Any future reimbursement of previously waived fees to our Advisers will not be accrued until the reimbursement of the waived fees become probable and estimable which will be upon approval of our board of directors. To date none of the previously waived fees have been approved by our board of directors for reimbursement.

Pursuant to the Advisory Agreement and Sub-Advisory Agreement, we are required to pay or reimburse our Advisers for administrative services expenses, which include all costs and expenses related to the day-to-day administration and management not related to advisory services. For the three months ended March 31, 2015 and 2014, we incurred, and our Advisers waived the reimbursement of, administrative services expenses of $437,000 and $329,000, respectively. Our Advisers have agreed to waive the reimbursement of administrative services expenses through June 30, 2015. The waiver of the reimbursement of administrative service expenses is not subject to future reimbursement.

On April 15, 2015, we and our Adviser agreed to an amendment to the 2013 Expense Reimbursement Agreement, (the "2013 Expense Reimbursement Amendment"), in which payment of current base management fees and incentive fees shall have priority over the repayment of the Expense Support Payment to the extent that these fees have not been waived. Under the 2013 Expense Reimbursement Amendment, the repayment of the Expense Support Payment will be considered permanently waived if it has not been reimbursed three years after the Expense Support Payment was made, as described above.

On April 15, 2015, we and our Adviser agreed to an amendment to the 2014 Expense Reimbursement Agreement, or "2014 Expense Reimbursement Amendment," in which payment of current base management fees and incentive fees shall have priority over the repayment of the 2014 Expense Support Payment to the extent that these fees have not been waived. Under the 2014 Expense Support Amendment, the repayment of the 2014 Expense Support Payment will be considered permanently waived if it has not been reimbursed three years after the 2014 Expense Support Payment was made as described above.

CRITICAL ACCOUNTING POLICIES

Each of our critical accounting policies involves the use of estimates that require management to make assumptions that are subjective in nature. Management relies on its experience, collects historical and current market data, and analyzes these assumptions in order to arrive at what it believes to be reasonable estimates. In addition, application of these accounting policies involves the exercise of judgments regarding assumptions as to future uncertainties. Actual results could materially differ from these estimates. A disclosure of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended

December 31, 2014 in Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no changes to our critical accounting policies during 2015.

PORTFOLIO INVESTMENT COMPOSITION

Our Middle Market portfolio investments primarily consist of direct or secondary purchases of interest-bearing debt securities in companies that are generally larger in size than the LMM companies included in our LMM portfolio. While our Middle Market debt investments are generally secured by a first priority lien, 21.9% of the fair value of our Middle Market portfolio is secured by second priority liens.

Our current LMM portfolio consists of debt investments secured by first and second priority liens (62.4% and 2.4% of the total fair value of the LMM portfolio, respectively) on the assets of the portfolio companies and equity investments (35.2% of the total fair value of the LMM portfolio) in privately held LMM companies. The LMM debt investments generally bear interest at fixed rates and generally mature between five and seven years from the original investment date. However, since we purchased some of these investments subsequent to their original investment dates, the maturities range from approximately one to five years. The LMM equity investments represent an equity position or the right to acquire an equity position through warrants.

Our Private Loan portfolio primarily consists of investments in interest-bearing debt securities in companies that are consistent with the size of companies in our LMM portfolio or our Middle Market portfolio, but are investments which have been originated through strategic relationships with other investment funds on a collaborative basis. Our Private Loan portfolio primarily consists of debt investments secured by first and second priority liens (76.7% and 23.1% of the total fair value of the Private Loan portfolio) on the assets of the portfolio companies and typically have a term of between three and seven years from the original investment date.

Our Other Portfolio investments consist of investments which are not consistent with the typical profiles for LMM, Middle Market and Private Loan portfolio investments, including investments which may be managed by third parties. In the Other Portfolio investments, we may incur indirect fees and expenses in connection with investments managed by third parties, such as investments in other investment companies or private funds.

During the three months ended March 31, 2015, we funded investment purchases of approximately $187.2 million and had 15 investments under contract to purchase as of March 31, 2015, for approximately $68.9 million, which settled or are scheduled to settle after March 31, 2015. We also received proceeds from sales and repayments of existing portfolio investments of approximately $24.6 million including $21.1 million in full prepayment and $3.5 million in sales. Additionally, we had one investment under contract to sell as of March 31, 2015, for approximately $1.0 million, which represents the contract sales price. The combined result of which increased our portfolio, on a cost basis, by approximately $182.2 million, or 37.4%, and the number of portfolio investments by 14, or 12.8%, compared to the portfolio as of December 31, 2014. As of March 31, 2015, the largest investment in an individual portfolio company represented approximately 2.2% of our portfolio’s fair value with the remaining investments ranging from 0.002% to 2.2%. The average investment in our portfolio is approximately $5.4 million or 0.8% of the total portfolio. As a result of the aforementioned transactions, our portfolio has become increasingly diversified across individual portfolio investments, geographic regions, and industries. Further, our portfolio investment composition is comprised of 76.3% first lien debt securities, 20.5% second lien debt securities, with the remainder in unsecured debt investments and equity investments. First lien debt securities have priority over subordinated or other unsecured debt owed by the issuer with respect to the collateral pledged as security for the loan. Due to the priority of first lien investments, these generally have lower yields than lower priority, less secured investments.

During the three months ended March 31, 2014, we made investment purchases of approximately $49.4 million and had 32 investments under contract to purchase as of March 31, 2014 for approximately $49.2 million, which settled after March 31, 2014. We also received proceeds from sales and repayments of existing portfolio investments of approximately $12.9 million including $8.0 million in full repayment and $3.9 million in sales and had two investments under contract to sell as of March 31, 2014 for approximately $3.0 million represents the contract sales price.

See “— Portfolio Asset Quality” for further discussion of the investment rating system. The result of the aforementioned transactions further diversified our geographic and industry concentrations and based upon our investment rating system, the weighted average rating of our LMM was approximately 3.0 as of both March 31, 2015 and December 31, 2014. Lastly, the overall weighted average effective yield on our investment portfolio has increased from 8.1% at December 31, 2014 to 8.5% as of March 31, 2015.

Summaries of the composition of our total investment portfolio at cost and fair value are shown in the following tables (this information excludes Other Portfolio investments):

	March 31, 2015				December 31, 2014
Cost:	LMM	Private Loan	Middle Market	Total	LMM	Private Loan	Middle Market	Total
First Lien Secured Debt	63.4%	77.7%	77.6%	76.6%	67.9%	76.2%	80.8%	79.4%
Second Lien Secured Debt	2.5%	22.1%	21.9%	20.5%	2.9%	23.8%	18.6%	18.1%
Equity	32.7%	0.2%	—%	2.4%	29.0%	—%	—%	2.0%
Equity warrants	1.4%	—%	—%	0.1%	0.2%	—%	—%	—%
Unsecured Debt	—%	—%	0.5%	0.4%	—%	—%	0.6%	0.5%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	March 31, 2015				December 31, 2014
Fair Value:	LMM	Private Loan	Middle Market	Total	LMM	Private Loan	Middle Market	Total
First Lien Secured Debt	62.4%	76.7%	77.7%	76.5%	67.9%	74.9%	80.9%	79.4%
Second Lien Secured Debt	2.4%	23.1%	21.9%	20.5%	2.9%	25.1%	18.5%	18.0%
Equity	33.8%	0.2%	—%	2.6%	29.0%	—%	—%	2.1%
Equity warrants	1.4%	—%	—%	0.1%	0.2%	—%	—%	—%
Unsecured Debt	—%	—%	0.4%	0.3%	—%	—%	0.6%	0.5%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

The following tables show our total investment portfolio composition by geographic region of the United States at cost and fair value as a percentage of the total portfolio. The geographic composition is determined by the location of the corporate headquarters of the portfolio company (dollars in thousands) (since the Other Portfolio investment does not represent a single geographic region, this information excludes Other Portfolio investments):

	March 31, 2015
	Investments at Cost	Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Northeast	$164,872	24.7%	$165,580	25.2%
Southeast	134,516	20.1%	134,833	20.5%
Southwest	109,301	16.4%	106,161	16.1%
West	132,499	19.8%	124,672	18.9%
Midwest	98,557	14.7%	99,619	15.1%
Non-United States	28,446	4.3%	27,426	4.2%
Total	$668,191	100.0%	$658,291	100.0%

	December 31, 2014
	Investments at Cost	Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Northeast	$128,556	26.5%	$127,734	27.0%
Southwest	116,737	24.0%	116,803	24.7%
West	77,402	15.9%	73,993	15.7%
Southeast	85,291	17.5%	77,183	16.3%
Midwest	57,270	11.8%	56,970	12.1%
Non-United States	20,773	4.3%	19,604	4.2%
Total	$486,029	100.0%	$472,287	100.0%

The following tables show our total investment portfolio composition of portfolio investments by industry at cost and fair value (since the Other Portfolio investment does not represent a single industry, this information excludes Other Portfolio investments)

	Cost		Fair Value
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Media	8.1%	9.4%	7.9%	9.2%
IT Services	6.8%	7.1%	6.8%	7.1%
Diversified Consumer Services	6.3%	4.5%	6.4%	4.6%
Hotels, Restaurants, and Leisure	6.3%	7.5%	6.3%	7.6%
Oil, Gas, and Consumable Fuels	6.3%	5.6%	5.6%	4.7%
Internet Software and Services	5.1%	2.9%	5.2%	3.0%
Health Care Providers and Services	5.1%	3.7%	5.1%	3.8%
Food Products	4.1%	5.1%	4.2%	5.1%
Pharmaceuticals	3.7%	2.1%	3.8%	2.2%
Specialty Retail	3.2%	2.5%	3.2%	2.4%
Software	3.0%	3.7%	3.0%	3.8%
Construction and Engineering	2.6%	3.5%	2.6%	3.7%
Chemicals	2.7%	3.0%	2.8%	3.1%
Auto Components	2.7%	3.8%	2.8%	3.9%
Leisure Equipment and Products	2.6%	1.6%	2.7%	1.6%
Energy Equipment and Services	2.9%	3.3%	2.5%	2.7%
Machinery	2.3%	3.0%	2.4%	3.1%
Commercial Services and Supplies	2.1%	2.3%	2.2%	2.3%
Tobacco	1.9%	1.7%	1.9%	1.8%
Electronic Equipment, Instruments & Components	1.8%	2.6%	1.9%	2.7%
Diversified Telecommunication Services	1.7%	1.4%	1.7%	1.4%
Textiles, Apparel, & Luxury Goods	1.6%	2.1%	1.6%	2.2%
Aerospace and Defense	1.5%	1.4%	1.5%	1.4%
Diversified Financial Services	1.3%	—%	1.4%	—%
Metals and Mining	1.2%	1.6%	1.2%	1.6%
Marine	1.2%	1.6%	1.2%	1.7%
Distributors	1.1%	1.6%	1.2%	1.6%
Building Products	1.1%	—%	1.1%	—%
Household Products	1.1%	1.6%	1.1%	1.6%
Internet and Catalog Retail	1.1%	1.5%	1.1%	1.5%
Personal Products	1.1%	—%	1.1%	—%
Health Care Equipment and Supplies	1.0%	1.4%	1.0%	1.4%
Insurance	1.0%	1.3%	1.0%	1.4%
Automobiles	0.9%	1.2%	0.9%	1.3%
Professional Services	0.9%	1.2%	0.8%	1.2%
Healthcare Technology	0.7%	1.0%	0.8%	1.0%
Air Freight & Logistics	0.5%	0.6%	0.6%	0.7%
Containers and Packaging	0.3%	0.5%	0.3%	0.5%
Consumer Finance	0.5%	0.5%	0.5%	0.5%
Life Sciences Tools and Services	0.2%	0.3%	0.2%	0.3%
Electric Utilities	0.2%	0.3%	0.2%	0.3%
Airlines	0.2%	—%	0.2%	—%
Total	100.0%	100.0%	100.0%	100.0%

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

PORTFOLIO ASSET QUALITY

As of March 31, 2015, we owned a diversified portfolio of 123 investments in 106 companies representing a wide range of industries. We believe that this diversity adds to the structural protection of the portfolio, revenue sources, income, cash flows and dividends. The portfolio included the following:

▪
84 debt investments in 81 Middle Market portfolio companies with an aggregate fair value of approximately $550.5 million and a cost basis of approximately $559.4 million. The Middle Market portfolio had a weighted average annual effective yield of approximately 8.4% and 77.7% of the investments were secured by first priority liens. Further, 86.0% of the Middle Market investments contain variable rates, though a majority of the investments with variable rates are subject to contractual minimum base interest rates between 100 and 150 basis points.

▪
14 debt investments in 12 Private Loan portfolio companies with an aggregate fair value of approximately $58.6 million and a cost basis of approximately $60.5 million. The Private Loan portfolio had a weighted average annual effective yield of approximately 9.9%, which is calculated assuming the investments on non-accrual status are non-yielding, and 76.7% of the Private Loan investments were secured by first priority liens. Further, 64.8% of the Private Loan investments contain variable rates, though a majority of the investments with variable rates are subject to contractual minimum base interest rates between 100 and 150 basis points.

▪
12 debt investments in 12 LMM portfolio companies with an aggregate fair value of approximately $31.8 million and a cost basis of approximately $31.7 million. The LMM debt investments had a weighted average annual effective yield of approximately 11.9% and 96.2% of the debt investments were secured by first priority liens. Further, 70.0% of the LMM debt investments are fixed rate investments with fixed interest rates between 9.0% and 12.0%. Two LMM debt investments, representing approximately 30.0% of the LMM debt investments, have variable interest rates, subject to a contractual minimum base interest rate of 100 basis points.

▪
10 equity investments and 3 equity warrant investments in 9 LMM portfolio companies, 1 Private Loan portfolio company and 1 Other Portfolio company with an aggregate fair value of approximately $18.9 million and a cost basis of approximately $18.1 million.

Overall, our investment portfolio had a weighted average effective yield of approximately 8.5%, and 76.3% of the investments were secured by first-priority liens.

As of March 31, 2015, we had two investments in one portfolio company, Clarius BIGS, LLC, that were in default for failure to pay the combined outstanding principal balance of $4.4 million due upon the maturity of the loan. Our Advisers are currently working with the borrower to maximize recovery of the amounts borrowed. As of March 31, 2015, these two investments on non-accrual status comprised approximately 0.3% of the total Investment Portfolio at fair value and 0.6% of the total Investment Portfolio at cost. As of December 31, 2014, none of our investments were in default. For those investments in which S&P credit ratings are available, approximately 54.1% of the portfolio, the portfolio had a weighted average effective credit rating of B.

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

The following table shows the distribution of our LMM portfolio investments on the 1 to 5 investment rating scale at fair value as of March 31, 2015 and December 31, 2014 (dollars in thousands):

	March 31, 2015		December 31, 2014
Investment Rating	Investments at Fair Value	Percentage of Total LMM Portfolio	Investments at Fair Value	Percentage of Total LMM Portfolio
1	$—	—%	$—	—%
2	4,782	9.7%	750	2.2%
3	41,816	85.2%	31,996	95.2%
4	2,502	5.1%	870	2.6%
5	—	—%	—	—%
Totals	$49,100	100.0%	$33,616	100.0%

Based upon the investment rating system, the weighted average rating of our LMM portfolio at fair value was approximately 3.0 as of both March 31, 2015 and December 31, 2014.

DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS COMPARISONS FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND MARCH 31, 2014

Total Investment Income, Operating Expenses, Net Assets

For the three months ended March 31, 2015 and 2014, our total investment income was approximately $11.8 million and $1.7 million, respectively, consisting predominately of interest income. As of March 31, 2015 the portfolio had a weighted average annual effective yield on investments of approximately 8.5% compared to 7.3% as of March 31, 2014, and our average investment portfolio for the three months ended March 31, 2015 was $566.9 million compared to $104.1 million for the three months ended March 31, 2014. Additionally, during the three months ended March 31, 2015 and 2014, we accreted approximately $489,000 and $215,000, respectively, of unearned income into interest income. The increase in interest income is primarily due to the growth in our total portfolio resulting from the investment of additional equity capital raised and borrowings under our Syndicated Credit Facility and HMS Funding Facility. We expect further increases in investment income in future periods due to (i) a growing base of portfolio company investments, and (ii) investments being held for the entire period relative to incremental net investment activity during each quarter.

For the three months ended March 31, 2015, expenses, net of base management fee, incentive fee and administrative services expenses waivers and expense support payment, were approximately $5.5 million as compared to expenses of approximately $837,000 for the three months ended March 31, 2014. The increase in expenses is primarily due to increases in management and incentive fees (net of fee waivers) of $2.7 million, interest expense of $1.8 million, and other general and administrative expense of $154,000. Interest expense increased due to an increase in the average borrowings during the period. Average borrowings were $223.4 million for the three months ended March 31, 2015 compared to $20.8 million for the three months ended March 31, 2014. Additionally, interest expense was higher for the three months ended March 31, 2015, due to the increase in amortization of deferred financing costs as a result of costs paid in connection with the Syndicated Credit Facility and the HMS Funding Facility. As of March 31, 2015 and March 31, 2014, the interest rate on borrowings was approximately 3%. Other general and administrative expenses increased due to additional banking costs, trade costs and other costs associated with the increase in the overall portfolio size.

Beginning January 1, 2014, our Sub-Adviser no longer waived its fees, except the subordinated incentive fee on income for the period October 1, 2014 to December 31, 2014 totaling approximately $226,000 and for the period January 1, 2015 to March 31, 2015 totaling approximately $179,000, which our Sub-Adviser has agreed to waive. Our Adviser waived its fees in 2014 in an amount necessary for distributions declared to not represent a return of capital for federal tax purposes. During the three months ended March 31, 2014, our Adviser's management fees were waived, and no incentive fees were accrued or waived during the period. For the three months ended March 31, 2015, the base management and incentive fees, net of fee waivers, were approximately $3.0 million compared to a net fee of $303,000 for the three months ended March 31, 2014.

For the three months ended March 31, 2015, the net increase in net assets resulting from operations (gross of stockholder distributions declared) was approximately $10.2 million. The increase was attributable to net investment income of approximately $6.3 million, realized gains of approximately $20,000, and unrealized appreciation on investments of approximately $3.8 million.

For the three months ended March 31, 2014, the net increase in net assets was approximately $1.1 million. The increase was primarily attributable to net investment income of approximately $824,000, realized gains of approximately $69,000 and unrealized appreciation on investments of approximately $228,000.

Liquidity and Capital Resources

Cash Flows

For the three months ended March 31, 2015, we experienced a net increase in cash and cash equivalents of approximately $4.0 million. During that period, approximately $157.7 million of cash was used in our operating activities, which primarily consisted of the purchase of new portfolio investments of $187.2 million, offset by a net increase in net assets resulting from operations of approximately $10.2 million and principal repayments from and sales of investments in portfolio companies of $24.6 million. During the three months ended March 31, 2015, approximately $161.7 million was generated from financing activities, which principally consisted of a net $81.1 million increase in borrowings under the Syndicated Credit Facility and HMS Funding Facility, and $84.4 million in net Offering proceeds received, offset by $2.8 million in cash distributions paid to stockholders and $752,000 paid for financing costs related to our Syndicated Credit Facility amendment and HMS Funding Facility entered into during the three months ended March 31, 2015.

For the three months ended March 31, 2014, we experienced a net increase in cash and cash equivalents of approximately $11.2 million. During that period, approximately $35.5 million of cash was used in our operating activities, which primarily consisted of the purchase of new portfolio debt investments of $49.4 million, offset by a net increase in net assets resulting from the operations of approximately $1.1 million and principal repayments from and sales of investments in portfolio companies of $12.9 million. During the three months ended March 31, 2014, approximately $46.6 million was generated from financing activities, which principally consisted of a net $13.5 million increase in borrowings under the Syndicated Credit Facility and $34.3 million in net Offering proceeds received, offset by $631,000 in cash distributions paid to stockholders and $520,000 paid for fees related to our Syndicated Credit Facility amendment entered into during the quarter.

Initial Offering

During the three months ended March 31, 2015, we raised proceeds of $98.9 million from the Offering, including proceeds from the distribution reinvestment plan, and made payments of $8.7 million for selling commissions and dealer manager fees. We also incurred an obligation for $1.5 million of Offering costs related to the Offering.

During the three months ended March 31, 2014, we raised proceeds of $39.3 million from the Offering, including proceeds from the distribution reinvestment plan, and made payments of $3.4 million for selling commissions and dealer manager fees. We also incurred an obligation for $590,000 of Offering costs related to the Offering.

Distributions

The following table reflects the cash distributions per share that we have declared on our common stock during the three months ended March 31, 2015 (in thousands except per share amounts).

	Distributions
For the Period Ended	Per Share	Amount
Three months ended March 31, 2015	$0.17	$6,260

The following table reflects the cash distributions per share that we have declared on our common stock during the three months ended March 31, 2014 (in thousands except per share amounts).

	Distributions
For the Period Ended	Per Share	Amount
Three months ended March 31, 2014	$0.17	$1,276

On March 24, 2015, with the authorization of our board of directors, we declared distributions to our stockholders for the period of April 2015 through June 2015. These distributions have been, or will be, calculated based on stockholders of record each day from April 1, 2015 through June 30, 2015 in an amount equal to $0.00191781 per share, per day. Distributions are paid on the first business day following the completion of each month to which they relate.

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

Capital Resources

As of March 31, 2015, we had approximately $23.9 million in cash and cash equivalents and our net asset value totaled approximately $352.5 million equating to approximately $8.57 per share. The change from the December 31, 2014 net asset value per share of $8.40 was largely due to the unrealized appreciation on investments in the portfolio. The unrealized appreciation on investments in our portfolio was primarily driven by the improvements in the high yield bond and leveraged loan markets and by some improvements in value of our investments in the oil and gas sector.

As of March 31, 2015, we had $105.0 million outstanding and zero available under our Syndicated Credit Facility, and approximately $159.0 million outstanding and $41.0 million available under the HMS Funding Facility, both of which we estimated approximated fair value and subject to certain limitations and the asset coverage restrictions under the 1940 act.

During the three months ended March 31, 2015, we raised proceeds of $98.9 million from the Offering, including proceeds from the distribution reinvestment plan, and made payments of $8.7 million for selling commissions and dealer manager fees. We also incurred an obligation of $1.5 million of Offering costs related to the Offering.

We anticipate that we will continue to fund our investment activities through existing cash, capital raised from our Offering, and borrowings on our Syndicated Credit Facility and HMS Funding Facility. Our primary uses of funds in both the short-term and long-term will be investments in portfolio companies, operating expenses and cash distributions to holders of our common stock.

In addition, as a BDC, we generally are required to meet a coverage ratio of total assets to total senior securities, which include borrowings and any preferred stock we may issue in the future, of at least 200%. As of March 31, 2015, our asset coverage ratio under BDC regulations was 222% when including unfunded commitments as a senior security. As of December 31, 2014, our asset coverage ratio under BDC regulations was 242%. This requirement limits the amount that we may borrow. As of March 31,

2015, considering these limitations, we had the ability to draw upon the entire $41.0 million of remaining capacity in our Syndicated Credit Facility and the HMS Funding Facility.

Although we have been able to secure access to potential additional liquidity, through proceeds from the Offering and also by entering into our Syndicated Credit Facility and HMS Funding Facility, there is no assurance that equity or debt capital will be available to us in the future on favorable terms, or at all.

Related-Party Transactions and Agreements

We have entered into agreements with the Adviser, the Sub-Adviser and the Dealer Manager, whereby we pay certain fees and reimbursements to these entities. These include payments to the Dealer Manager for selling commissions and the Dealer Manager fee and payments to our Adviser for reimbursement of Offering costs. In addition, we make payments for certain services that include, but are not limited to, the identification, execution, and management of our investments and also the management of our day-to-day operations provided to us by our Adviser and Sub-Adviser, pursuant to various agreements that we have entered into. See Note 9-Related Party Transactions and Arrangements to the financial statements included elsewhere in this report on Form 10-Q for additional information regarding related party transactions.

 Contractual Obligations

As of March 31, 2015, we had $264.0 million in borrowings outstanding under our Syndicated Credit Facility and HMS Funding Facility. Unless extended, our Syndicated Credit Facility will expire March 11, 2017, and the HMS Funding Facility will mature on June 3, 2019. Our Syndicated Credit Facility has two, one-year extension options, with Lender approval that, if approved and exercised, would permit us to extend the maturity to March 11, 2019. See above for a description of our Syndicated Credit Facility and HMS Funding Facility.

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings at March 31, 2015 is as follows:

	Payments Due By Period (dollars in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Syndicated Credit Facility (1)	$105,000	$—	$105,000	$—	$—
HMS Funding Credit Facility (2)	$159,000	$—	$—	$159,000	$—

(1)	At March 31, 2015, we had drawn the full capacity of our Syndicated Credit Facility.

(2)	At March 31, 2015, $41.0 million remained available under our HMS Funding Facility, subject to the asset coverage ratio restrictions imposed by the 1940 Act, as discussed above.

Off-Balance Sheet Arrangements

At March 31, 2015, we had a total of approximately $24.4 million in outstanding commitments comprised of (i) seven commitments to fund revolving loans that had not been fully drawn or term loans that had not been funded and (ii) two capital commitments that had not been fully called. At December 31, 2014, we had $6.4 million in outstanding commitments comprised of (i) four commitments to fund revolving loans that had not been fully drawn or term loans that had not been funded and (ii) one capital commitment that had not been fully called.

Recent Developments and Subsequent Events

From April 1, 2015 through April 30, 2015, we have raised approximately $32.6 million in the public offering. During this period, we have funded approximately $97.2 million in investments and received proceeds from repayments and dispositions of approximately $12.3 million.

On May 1, 2015, we increased our public offering price from $9.75 per share to $9.90 per share. The increase in the public offering price was effective as of our May 7, 2015 weekly closing. In accordance with our share pricing policy, our board of directors determined that an increase in the public offering price per share was warranted following an increase in our estimated net asset value per share in order to ensure that our net asset value per share does not exceed our net offering price per share. As a result of the increase in our public offering price per share, the maximum combined sales commission and dealer manager fee per share and the net proceeds per share were correspondingly increased from $0.97 to $0.99 and $8.78 to $8.91, respectively.

On May 5, 2015, our wholly-owned Structured Subsidiary, the Company, Deutsche Bank and the Collateral Agent entered into the Fourth Amendment to the HMS Funding Facility increasing the borrowing capacity to $225 million. No other terms or conditions were modified as a result of this agreement.

On May 11, 2015, we filed a tender offer statement on Schedule TO with the SEC, to commence an offer by us to purchase, as approved by our board of directors, 578,584.51 shares of our issued and outstanding common stock, par value $0.001 per share. The offer is for cash at a purchase price equal to the net asset value per share to be determined within 48 hours of the repurchase date.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, in particular changes in interest rates. Changes in interest rates may affect our interest income from portfolio investments, the fair value of our fixed income investments, and our cost of funding.

Our interest income will be affected by changes in various interest rates, including LIBOR and prime rates, to the extent any of our debt investments include floating interest rates. As of March 31, 2015, approximately 81.3% of our LMM, Private Loan, and Middle Market portfolio debt investments (based on cost) contained floating interest rates, the majority of which had index floors between 100 and 150 basis points. Assuming no changes to our investment portfolio and taking into account the interest rate floors, a 1% upward change in interest rates over the next twelve months would increase our interest income from debt investments by approximately $753,000. As of March 31, 2015, one-month LIBOR was approximately 0.2%. Therefore, given that most floating rate debt investments have index floors at or above 100 basis points, a decline in interest rates by 100 basis points is not expected to result in a change to interest income.

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

Because we borrow money to make investments, our net investment income is partially dependent upon the difference between the interest rate at which we invest borrowed funds and the interest rate at which we borrow funds. In periods of rising interest rates and when we have borrowed capital with floating interest rates, then our interest expense would increase, which could increase our financing costs and reduce our net investment income, especially to the extent we hold fixed-rate debt investments. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. Pursuant to the terms of the Syndicated Credit Facility and the HMS Funding Facility, as of March 31, 2015, we had borrowed at a floating rate of LIBOR plus 2.75%. Therefore, given our current level of borrowing of $264.0 million, a 1% upward change in interest rates for the next twelve months would increase our interest expense by approximately $2.6 million. At March 31, 2015, one month LIBOR was approximately 0.2%; therefore, a 0.2% decrease in interest rates would result in a decrease in interest expense of $528,000.

If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. As of March 31, 2015, we had not entered into any interest rate hedging arrangements.

Item 4.    Controls and Procedures.

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2015, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, that we filed with the SEC on March 4, 2015, except as described below.

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

Mezzanine Debt. Our mezzanine debt investments will generally be subordinated to senior loans and will generally be unsecured. This may result in a heightened level of risk and volatility or a loss of principal which could lead to the loss of the entire investment. Most loans in which we invest will not be rated, or would be if they were rated by a rating agency, as “below investment grade,” or "junk," quality. Indebtedness of below investment grade quality is regarded as having predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. These investments may involve additional risks that could adversely affect our investment returns. We expect to hold debt and preferred equity instruments in our investment portfolio that contain PIK interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. If the debt principal is not repaid in full, then PIK interest will likewise be partially or wholly uncollectible. If our Adviser has collected a fee on an investment that provides for PIK interest, and such investment fails, our Adviser would not be required to re-pay the fee that it received with respect to that investment. To the extent interest payments associated with such debt are deferred, such debt may be subject to greater fluctuations in valuations, and such debt could subject us and our stockholders to non-cash income. Since we will not receive any principal repayments prior to the maturity of some of our mezzanine debt investments, such investments will be of greater risk than amortizing loans.

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
10.1
Fourth Amendment to Amended and Restated Conditional Fee Waiver Agreement, dated April 15, 2015, by and between HMS Income Fund, Inc., HMS Adviser LP, and MSC Adviser I, LLC (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed April 21, 2015 and incorporated herein by reference).

10.2
Amendment to Expense Support and Conditional Reimbursement Agreement, dated April 15, 2015, by and between HMS Income Fund, Inc. and HMS Adviser LP (filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed April 21, 2015 and incorporated herein by reference).

10.3
Fourth Amendment to Expense Support and Conditional Reimbursement Agreement, dated April 15, 2015, by and between HMS Income Fund, Inc. and HMS Adviser LP (filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed April 21, 2015 and incorporated herein by reference).

10.4
Amendment No. 4 to the Loan Financing and Servicing Agreement, dated as of May 5, 2015, by and among HMS Funding I LLC, as Borrower, HMS Income Fund, Inc., as Equityholder and Servicer, the financial institutions party thereto as lenders, Deutsche Bank AG, New York branch as Administrative Agent and as a lender and U.S. Bank National Association, as Collateral Agent and Collateral Custodian (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed May 8, 2015 and incorporated herein by reference).

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

HMS INCOME FUND, INC.

Date:	May 12, 2015	By:	/s/ SHERRI W. SCHUGART
Sherri W. Schugart
Chairperson, Chief Executive Officer and President

Date:	May 12, 2015	By:	/s/ RYAN T. SIMS
Ryan T. Sims
Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit No.	Description
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
10.1
Fourth Amendment to Amended and Restated Conditional Fee Waiver Agreement, dated April 15, 2015, by and between HMS Income Fund, Inc., HMS Adviser LP, and MSC Adviser I, LLC (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed April 21, 2015 and incorporated herein by reference).

10.2
Amendment to Expense Support and Conditional Reimbursement Agreement, dated April 15, 2015, by and between HMS Income Fund, Inc. and HMS Adviser LP (filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed April 21, 2015 and incorporated herein by reference).

10.3
Fourth Amendment to Expense Support and Conditional Reimbursement Agreement, dated April 15, 2015, by and between HMS Income Fund, Inc. and HMS Adviser LP (filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed April 21, 2015 and incorporated herein by reference).

10.4
Amendment No. 4 to the Loan Financing and Servicing Agreement, dated as of May 5, 2015, by and among HMS Funding I LLC, as Borrower, HMS Income Fund, Inc., as Equityholder and Servicer, the financial institutions party thereto as lenders, Deutsche Bank AG, New York branch as Administrative Agent and as a lender and U.S. Bank National Association, as Collateral Agent and Collateral Custodian (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed May 8, 2015 and incorporated herein by reference).

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