Form 10-Q
period 2015-06-30
HMS INCOME FUND, INC.
filed 2015-08-10
CIK 1535778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

The issuer had 52,160,706 shares of common stock outstanding as of July 31, 2015.

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

PART I — FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

HMS Income Fund, Inc.
Condensed Consolidated Balance Sheets
(dollars in thousands, except share and per share amounts)

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Portfolio investments at fair value:
Non-Control/Non-Affiliate investments (amortized cost: $736,957 and $465,663 as of June 30, 2015 and December 31, 2014, respectively)	$729,987	$451,917
Affiliate investments (amortized cost: $8,702 and $7,420 as of June 30, 2015 and December 31, 2014, respectively)	9,737	7,424
Control investments (amortized cost: $14,431 and $14,521 as of June 30, 2015 and December 31, 2014, respectively)	14,431	14,521
Total portfolio investments (amortized cost: $760,090 and $487,604 as of June 30, 2015 and December 31, 2014, respectively)	754,155	473,862

Cash and cash equivalents	17,216	19,868
Interest receivable	6,267	4,328
Receivable for securities sold	11,692	3,014
Prepaid and other assets	978	338
Deferred offering costs (net of accumulated amortization of $7,110 and $4,428 as of June 30, 2015 and December 31, 2014, respectively)	1,524	2,388
Deferred financing costs (net of accumulated amortization of $686 and $582 as of June 30, 2015 and December 31, 2014, respectively)	5,241	2,426
Total assets	$797,073	$506,224

LIABILITIES
Accounts payable and other liabilities	$579	$246
Payable for unsettled trades	3,126	6,249
Stockholder distributions payable	2,786	1,760
Due to affiliates	5,315	4,530
Payable for securities purchased	53,378	50,512
Notes payable	303,000	182,864
Total liabilities	368,184	246,161

Commitments and Contingencies (Note 11)

NET ASSETS
Common stock, $.001 par value; 150,000,000 shares authorized, 49,366,137 and 30,967,120 issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	49	31
Additional paid-in capital	433,768	273,774
Accumulated net investment income, net of stockholder distributions	1,007	—
Net unrealized appreciation (depreciation)	(5,935)	(13,742)
Total net assets	428,889	260,063

Total liabilities and net assets	$797,073	$506,224

Net asset value per share	$8.69	$8.40

See notes to the condensed consolidated financial statements.

HMS Income Fund, Inc.
Condensed Consolidated Statements of Operations
(dollars in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
INVESTMENT INCOME:
Interest, fee and dividend income:
Non-Control/Non-Affiliate investments	$14,912	$3,210	$26,270	$4,871
Affiliate investments	235	—	434	—
Control investments	234	—	470	—
Total interest, fee and dividend income	15,381	3,210	27,174	4,871
EXPENSES:
Interest expense	2,507	522	4,482	722
Base management and incentive fees	4,665	1,101	8,030	1,707
Administrative services expenses	480	385	917	714
Professional fees	106	79	309	289
Insurance	48	48	97	94
Other general and administrative	194	166	426	244
Expenses before fee and expense waivers	8,000	2,301	14,261	3,770
Waiver of management and incentive fees	(930)	(551)	(1,288)	(854)
Waiver of administrative services expenses	(480)	(385)	(917)	(714)
Total expenses, net of fee and expense waivers	6,590	1,365	12,056	2,202

NET INVESTMENT INCOME	8,791	1,845	15,118	2,669

NET REALIZED GAIN FROM INVESTMENTS
Non-Control/Non-Affiliate investments	127	82	147	151
Affiliate investments	—	—	—	—
Control investments	—	—	—	—
Total realized gain from investments	127	82	147	151

NET REALIZED INCOME	8,918	1,927	15,265	2,820

NET UNREALIZED APPRECIATION (DEPRECIATION)
Non-Control/Non-Affiliate investments	3,865	44	6,777	272
Affiliate investments	102	—	1,030	—
Control investments	—	—	—	—
Total net unrealized appreciation (depreciation)	3,967	44	7,807	272

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$12,885	$1,971	$23,072	$3,092
NET INVESTMENT INCOME PER SHARE – BASIC AND DILUTED	$0.19	$0.16	$0.37	$0.28
NET REALIZED INCOME PER SHARE	$0.19	$0.16	$0.37	$0.29
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE – BASIC AND DILUTED	$0.28	$0.17	$0.56	$0.32
DISTRIBUTIONS DECLARED PER SHARE	$0.18	$0.18	$0.35	$0.35
WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	45,825,627	11,740,655	41,072,192	9,576,473

See notes to the condensed consolidated financial statements.

HMS Income Fund, Inc.
Condensed Consolidated Statements of Change in Net Assets
For the Six Months Ended June 30, 2015 and June 30, 2014
(dollars in thousands, except number of shares)
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Net Investment Income, Net of Stockholder Distributions	Accumulated Net Realized Gain, Net of Stockholder Distributions	Distributions from Other Sources (1)	Net Unrealized Appreciation (Depreciation)	Total Net Assets
Balance at December 31, 2014	30,967,120	$31	$273,774	$—	$—	$—	$(13,742)	$260,063
Issuance of common stock	18,485,658	18	178,810	—	—	—	—	178,828
Redemption of common stock	(86,641)	—	(749)	—	—	—	—	(749)
Selling commissions and dealer manager fees	—	—	(15,385)	—	—	—	—	(15,385)
Offering costs	—	—	(2,682)	—	—	—	—	(2,682)
Stockholder distributions declared	—	—	—	(14,111)	(147)	—	—	(14,258)
Net increase in net assets resulting from operations	—	—	—	15,118	147	—	7,807	23,072
Balance at June 30, 2015	49,366,137	$49	$433,768	$1,007	$—	$—	$(5,935)	$428,889

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Net Investment Income, Net of Stockholder Distributions	Accumulated Net Realized Gain, Net of Stockholder Distributions	Distributions from Other Sources (1)	Net Unrealized Appreciation	Total Net Assets
Balance at December 31, 2013	5,396,967	$5	$47,600	$—	$—	$—	$472	$48,077
Issuance of common stock	9,250,795	9	91,392	—	—	—	—	91,401
Redemption of common stock	(2,062)	—	(15)	—	—	—	—	(15)
Selling commissions and dealer manager fees	—	—	(8,205)	—	—	—	—	(8,205)
Offering costs	—	—	(1,371)	—	—	—	—	(1,371)
Stockholder distributions declared	—	—	—	(2,669)	(151)	(505)	—	(3,325)
Net increase in net assets resulting from operations	—	—	—	2,669	151	—	272	3,092
Balance at June 30, 2014	14,645,700	$14	$129,401	$—	$—	$(505)	$744	$129,654

See notes to the condensed consolidated financial statements.

(1) Please see discussion of Other Sources of Distributions in Note 6-Stockholder Distributions.

HMS Income Fund, Inc.
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)
(Unaudited)

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$23,072	$3,092
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Principal repayments received and proceeds from sales of investments in portfolio companies	70,912	26,757
Investments in portfolio companies	(347,602)	(170,492)
Net unrealized (appreciation) of portfolio investments	(7,807)	(272)
Net realized (gain) on sale of portfolio investments	(147)	(151)
Amortization of deferred financing costs	476	124
Accretion of unearned income	(1,254)	(412)
Net payment-in-kind interest accrual	(748)	(44)
Changes in other assets and liabilities:
Interest receivable	(1,939)	(934)
Prepaid and other assets	(100)	(288)
Due from Main Street Capital Corporation	—	(2)
Due to affiliates	4,325	1,807
Accounts payable and other liabilities	149	235
Payable for unsettled trades	(3,123)	1,084
Net cash used in operating activities	(263,786)	(139,496)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	169,298	88,814
Redemption of common shares	(749)	(15)
Payment of selling commissions and dealer manager fees	(15,379)	(7,743)
Payment of offering costs	(2,682)	(1,373)
Payment of stockholder distributions	(6,384)	(1,624)
Repayments on notes payable	(67,864)	(64,000)
Proceeds from notes payable	188,000	133,000
Payment of deferred financing costs	(3,106)	(1,598)
Net cash provided by financing activities	261,134	145,461

Net increase (decrease) in cash and cash equivalents	(2,652)	5,965

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	19,868	6,356

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$17,216	$12,321

See notes to the condensed consolidated financial statements.

HMS Income Fund, Inc. Condensed Consolidated Schedule of Investments (Unaudited) (dollars in thousands)
As of June 30, 2015
Portfolio Company (1) (3)	Business Description	Type of Investment (2) (3)	Principal (7)	Cost (7)	Fair Value

Control Investments (6)
GRT Rubber Technologies, LLC (8) (10) (13)	Engineered Rubber Product Manufacturer	LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.00%, Secured Debt (Maturity - December 19, 2019)	$8,147	$7,996	$7,996
		Member Units (2,896 shares)		6,435	6,435
				14,431	14,431

Subtotal Control Investments (6) (2% of total investments at fair value)				$14,431	$14,431

Affiliate Investments (4)
AFG Capital Group, LLC (10) (13)	Provider of Rent-to-Own Financing Solutions and Services	11.00% Secured Debt (Maturity Date -November 7, 2019)	$3,040	$2,913	$2,913
		Member Units (46 shares)		300	300
		Warrants (10 equivalent shares)		65	65
				3,278	3,278
Mystic Logistics, Inc. (10) (13)	Logistics and Distribution Services Provider for Large Volume Mailers	12.00% Secured Debt (Maturity Date -August 15, 2019)	2,500	2,430	2,500
		Common Stock (1,468 shares)		680	1,645
				3,110	4,145
SoftTouch Medical Holdings LLC (8) (10) (13)	Home Provider of Pediatric Durable Medical Equipment	LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.00%, Secured Debt (Maturity Date - October 31, 2019)	1,470	1,444	1,444
		Member Units (798 shares) (16)		870	870
				2,314	2,314

Subtotal Affiliate Investments (4) (1% of total investments at fair value)				$8,702	$9,737

Non-Control/Non-Affiliate Investments (5)
Ability Network Inc. (8)	Health Care Information Technology	LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity - May 14, 2021)	$4,950	$4,902	$4,971
Allflex Holdings III Inc. (8)	Manufacturer of Livestock Identification Products	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity - July 19, 2021) (14)	12,422	12,514	12,519
AmeriTech College Operations, LLC (10) (13)	For-Profit Nursing and Healthcare College	10.00% Secured Debt, (Maturity - January 31, 2020)	610	609	543
AMF Bowling Centers, Inc. (8)	Bowling Alley Operator	LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.25%, Secured Debt (Maturity - September 18, 2021)	10,918	10,826	10,958
AP Gaming I, LLC (8) (11)	Developer, Manufacturer, and Operator of Gaming Machines	LIBOR Plus 8.25% (Floor 1.00%), Current Coupon 9.25%, Secured Debt (Maturity - December 21, 2020)	7,481	7,406	7,471
Aptean, Inc. (8)	Enterprise Application Software Provider	LIBOR Plus 4.25% (Floor 1.00%), Current Coupon 5.25%, Secured Debt (Maturity - February 26, 2020)	4,438	4,437	4,399
Arcus Hunting, LLC (8) (11)	Deer Lures, Attractants and Scent Elimination Products	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity - November 13, 2019)	4,933	4,817	4,817
Artel, LLC (8)	Land-Based and Commercial Satellite Provider	LIBOR Plus 6.00% (Floor 1.25%), Current Coupon 7.25%, Secured Debt (Maturity - November 27, 2017)	4,282	4,172	4,185
ATX Networks Corp. (8) (9) (12)	Provider of Radio Frequency Management Equipment	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - June 11, 2021)	15,000	14,700	14,700
Berry Aviation, Inc. (11)	Charter Airline Services	12.00% Current / 1.75% PIK Secured Debt (Maturity Date - January 30, 2020) (14)	1,407	1,384	1,384
		Common Stock (138 shares)		100	100
				1,484	1,484
Bioventus, LLC (8) (11)	Production of Orthopedic Healing Products	LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 11.00%, Secured Debt (Maturity - April, 10, 2020) (14)	7,000	6,877	7,000
Blackbrush Oil and Gas LP (8)	Oil & Gas Exploration	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity - July 30, 2021) (14)	12,085	11,627	11,224
Blackhawk Specialty Tools LLC (8) (12)	Oilfield Equipment & Services	LIBOR Plus 5.25% (Floor 1.25%), Current Coupon 6.50%, Secured Debt (Maturity - August 1, 2019)	8,639	8,131	8,380
Blue Bird Body Company (8)	School Bus Manufacturer	LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity - June 26, 2020)	5,850	5,775	5,865
Bluestem Brands, Inc. (8)	Multi-Channel Retailer of General Merchandise	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity - November 6, 2020)	6,981	6,725	6,968
Brightwood Capital Fund III, LP (9) (15)	Investment Partnership	LP Interests (Brightwood Capital Fund III, LP) (Fully diluted .57%) (16)		2,825	2,825
Brundage-Bone Concrete Pumping, Inc.	Construction Services Provider	10.38% Secured Bond (Maturity - September 1, 2021) (14)	4,000	4,045	4,160
Buca C, LLC (8) (10) (13)	Restaurants	LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.25%, Secured Debt (Maturity - June 30, 2020)	16,800	16,464	16,464
		Member Units (4 units)		2,400	2,400
				18,864	18,864
CAI Software, LLC (10) (13)	Provider of Specialized Enterprise Resource Planning Software	12.00% Secured Debt (Maturity Date - October10, 2019)	1,350	1,315	1,315
		Member Units (16,339 shares)		163	210
				1,478	1,525
CJ Holding Company (8) (9)	Oil and Gas Equipment and Services	LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity - March 24, 2020)	5,985	5,177	5,638
Cengage Learning Acquisitions, Inc. (8)	Provider of Educational Print and Digital Services	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - March 31, 2020)	9,668	9,645	9,695
Charlotte Russe, Inc. (8) (12)	Fast-Fashion Retailer to Young Women	LIBOR Plus 5.50% (Floor 1.25%), Current Coupon 6.75%, Secured Debt (Maturity - May 22, 2019)	12,187	12,091	11,669
Clarius BIGS, LLC (11)	Prints & Advertising Film Financing	15.00% PIK Secured Debt (Maturity - January 5, 2015) (18) (19)	3,297	3,039	1,309
		20.00% PIK Secured Debt (Maturity - January 5, 2015) (18) (19)	1,093	1,001	434
				4,040	1,743
Compuware Corporation (8)	Provider of Software and Supporting Services	LIBOR Plus 5.25% (Floor 1.00%), Current Coupon 6.25%, Secured Debt (Maturity - December 15, 2019)	14,625	14,222	14,424
Covenant Surgical Partners, Inc.	Ambulatory Surgical Centers	8.75% Secured Debt (Maturity - August 1, 2019)	9,500	9,500	9,628
CRGT, Inc. (8)	Provider of Custom Software Development	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity - December 18, 2020)	11,850	11,604	11,643
CST Industries, Inc. (8)	Storage Tank Manufacturer	LIBOR Plus 6.25% (Floor 1.50%), Current Coupon 7.75%, Secured Debt (Maturity - May 22, 2017)	2,191	2,183	2,185
Datacom, LLC (10) (13)	Technology and Telecommunications Provider	10.50% Secured Debt (Maturity - May 30, 2019)	1,320	1,299	1,299
		Member Units (717 units)		670	619
				1,969	1,918
Digital River, Inc. (8)	Provider of Outsourced e-Commerce	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity - February 12, 2021)	13,000	12,817	13,130
ECP-PF Holdings Groups, Inc. (8) (11)	Fitness Club Operator	LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.00%, Secured Debt (Maturity - November 26, 2019)	1,875	1,858	1,858
East West Copolymer & Rubber, LLC (10) (13)	Manufacturer of Synthetic Rubbers	12.00% Secured Debt (Maturity Date - October 17, 2019)	2,400	2,342	2,342
		Warrants (455,820 equivalent shares)		10	10
				2,352	2,352
Energy & Exploration Partners, LLC (8)	Oil & Gas Exploration and Production	LIBOR plus 6.75% (Floor 1.00%), Current Coupon 7.75%, Secured Debt (Maturity - January 22, 2019)	9,925	8,505	8,399
Evergreen Skills Lux S.á r.l. (d/b/a Skillsoft) (8) (9)	Technology-Based Performance Support Solutions	LIBOR Plus 8.25% (Floor 1.00%), Current Coupon 9.25%, Secured Debt (Maturity - April 28, 2022) (14)	10,902	10,353	10,230
Flavors Holdings, Inc. (8)	Global Provider of Flavoring and Sweetening Products and Solutions	LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 6.75%, Secured Debt (Maturity - April 3, 2020)	8,663	8,325	8,354
Fram Group Holdings, Inc. (8)	Manufacturer of Automotive Maintenance Products	LIBOR Plus 5.50% (Floor 1.50%), Current Coupon 7.00%, Secured Debt (Maturity - July 29, 2017)	3,315	3,294	3,188
GST Autoleather, Inc. (8)	Automotive Leather Manufacturer	LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity Date - July 10, 2020)	9,925	9,839	9,801
Guerdon Modular Holdings, Inc. (10) (13)	Multi-Family and Commercial Modular Construction Company	11.00% Secured Debt (Maturity - August 13, 2019)	2,600	2,536	2,542
		Common Stock (42,644 shares)		746	746
				3,282	3,288
Guitar Center, Inc.	Musical Instruments Retailer	6.50% Secured Bond (Maturity - April 15, 2019)	12,000	11,064	10,980
Halcon Resources Corporation (9)	Oil & Gas Exploration & Production	9.75% Unsecured Bond (Maturity - July 15, 2020) (17)	3,000	2,601	2,018
Horizon Global Corporation (8) (9) (12)	Auto Parts Manufacturer	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity Date - June 30, 2021)	10,000	9,800	9,913
Hunter Defense Technologies, Inc. (8)	Provider of Military and Commercial Shelters and Systems	LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity Date - August 5, 2019)	5,775	5,676	5,797
ICON Health and Fitness, Inc.	Producer of Fitness Products	11.88% Secured Bond (Maturity - October 15, 2016)	12,337	12,212	12,337
iEnergizer Limited (8) (9)	Provider of Business Outsourcing Solutions	Prime Plus 7.00% (Floor 3.25%), Current Coupon 10.25%, Secured Debt (Maturity - May 1, 2019)	5,022	5,006	4,646
Indivior Finance, LLC (8) (9)	Specialty Pharmaceutical Company Treating Opioid Dependence	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - December 19, 2019)	9,750	9,187	9,531
Inn of the Mountain Gods Resort and Casino	Hotel & Casino Owner & Operator	9.25% Secured Bond (Maturity - November 30, 2020)	10,749	10,536	10,024
Intertain Group Limited (8) (9)	Business-to-Consumer Online Gaming Operator	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity - April 8, 2022)	12,000	11,802	12,000
iPayment, Inc. (8) (12)	Provider of Merchant Acquisition	LIBOR Plus 5.25% (Floor 1.50%), Current Coupon 6.75%, Secured Debt (Maturity - May 8, 2017)	13,615	13,416	13,564
iQor US Inc. (8)	Business Process Outsourcing Services Provider	LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity - April 1, 2021)	5,876	5,735	5,480
IronGate Energy Services, LLC	Oil and Gas Services	11.00% Secured Bond (Maturity - July 1, 2018)	5,825	5,829	4,107
Jackmont Hospitality, Inc. (8) (11)	Family-Owned TGIF Franchisee	LIBOR Plus 4.25% (Floor 1.00%)/ 2.50% PIK , Current Coupon 7.75%, Secured Debt (Maturity Date - May 26, 2021)	8,153	8,113	8,113
Jackson Hewitt Tax Service Inc. (8)	Tax Preparation Service Provider	LIBOR Plus 8.50% (Floor 1.50%), Current Coupon 10.00%, Secured Debt (Maturity - October 16, 2017)	7,287	7,294	7,287
Joerns Healthcare, LLC (8)	Manufacturer and Distributor of Health Care Equipment & Supplies	LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity - May 9, 2020)	4,434	4,412	4,427
John Deere Landscapes, LLC (8) (11)	Distributor of Landscaping Supplies	LIBOR Plus 4.00% (Floor 1.00%), Current Coupon 5.00%, Secured Debt (Maturity - December 23, 2019)	7,920	7,598	7,598
Kadmon Pharmaceuticals, LLC (11)	Biopharmaceutical Company with a Hepatology Focus	9.75% Secured Debt (Maturity - December 17, 2016)	4,720	4,720	4,720
Kellermeyer Bergensons Services, LLC (8)	Outsourced Janitorial Services to Retail/Grocery Customers	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity - April 29, 2022) (14)	11,700	11,569	11,700
Keypoint Government Solutions, Inc. (8)	Provider of Pre-Employment Screening Services	LIBOR Plus 6.50% (Floor 1.25%), Current Coupon 7.75%, Secured Debt (Maturity - November 13, 2017)	2,169	2,159	2,158
Larchmont Resources, LLC (8) (12)	Oil & Gas Exploration & Production	LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.25%, Secured Debt (Maturity - August 7, 2019)	15,049	13,447	12,491
Legendary Pictures Funding, LLC (8) (11)	Producer of TV, Film, and Comic Content	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - April 22, 2020)	7,500	7,354	7,500
LJ Host Merger Sub, Inc. (8)	Managed Services and Hosting Provider	LIBOR Plus 4.75% (Floor 1.25%), Current Coupon 6.00%, Secured Debt (Maturity - December 13, 2019)	5,191	5,176	5,120
		LIBOR Plus 8.75% (Floor 1.25%), Current Coupon 10.00%, Secured Debt (Maturity - December 11, 2020) (14)	500	498	498
				5,674	5,618
MAH Merger Corporation (8)	Sports-Themed Casual Dining Chain	LIBOR Plus 4.50% (Floor 1.25%), Current Coupon 5.75%, Secured Debt (Maturity - July 19, 2019)	1,381	1,381	1,384
MediMedia USA, Inc. (8)	Provider of Healthcare Media and Marketing	LIBOR Plus 6.25% (Floor 1.25%), Current Coupon 7.50%, Secured Debt (Maturity - November 20, 2018)	11,904	11,821	11,622
Milk Specialties Company (8)	Processor of Nutrition Products	LIBOR Plus 7.00% (Floor 1.25%), Current Coupon 8.25%, Secured Debt (Maturity - November 9, 2018)	5,811	5,763	5,854
Minute Key, Inc. (10) (13)	Operator of Automated Key Duplication Kiosk	10.00% Current / 2.00% PIK Secured Debt (Maturity Date - September 19, 2019) (14)	1,811	1,722	1,722
		Warrants (359,352 equivalent shares)		70	70
				1,792	1,792
Mood Media Corporation (8) (9)	Provider of Electronic Equipment	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - May 1, 2019)	15,051	15,023	14,703
New Media Holdings II LLC (8) (9) (12)	Local Newspaper Operator	LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.25%, Secured Debt (Maturity - June 4, 2020)	14,931	14,753	14,829
North Atlantic Trading Company, Inc. (8)	Marketer/Distributor of Tobacco	LIBOR Plus 6.50% (Floor 1.25%), Current Coupon 7.75%, Secured Debt (Maturity -January 13, 2020)	12,393	12,381	12,308
Novitex Acquisition, LLC (8) (12)	Provider of Document Management Services	LIBOR Plus 6.25% (Floor 1.25%), Current Coupon 7.50%, Secured Debt (Maturity - July 7, 2020)	11,780	11,513	11,191
Panolam Industries International, Inc. (8)	Decorative Laminate Manufacturer	LIBOR Plus 6.50% (Floor 1.25%), Current Coupon 7.75%, Secured Debt (Maturity - August 23, 2017)	7,623	7,569	7,566
Paris Presents, Inc. (8)	Branded Cosmetic and Bath Accessories	LIBOR Plus 8.25% (Floor 1.00%), Current Coupon 9.25%, Secured Debt (Maturity - December 31, 2021) (14)	7,500	7,356	7,500
Parq Holdings, LP (8) (9)	Hotel and Casino Operator	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity - December 17, 2020)	7,500	7,360	7,575
Permian Holdings, Inc.	Storage Tank Manufacturer	10.50% Secured Bond (Maturity - January 15, 2018)	6,885	5,649	4,406
Pernix Therapeutical Holdings, Inc. (9) (11)	Pharmaceutical Royalty - Anti-Migraine	12.00% Secured Bond (Maturity - August 1, 2020)	3,500	3,466	3,500
Peroxychem, LLC (8)	Chemical Manufacturer	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity - February 28, 2020)	9,855	9,828	9,892
Pike Corporation (8)	Construction and Maintenance Services for Electric Transmission and Distribution Infrastructure	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity - June 22, 2022) (14)	10,000	9,760	9,933
Polyconcept Financial B.V. (8)	Promotional Products to Corporations and Consumers	LIBOR Plus 4.75% (Floor 1.25%), Current Coupon 6.00%, Secured Debt (Maturity - June 28, 2019)	5,815	5,805	5,826
Premier Dental Services, Inc. (8)	Dental Care Services	LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity - November 1, 2018)	4,937	4,959	4,505
Prowler Acquisition Corporation (8)	Specialty Distributor to the Energy Sector	LIBOR Plus 4.50% (Floor 1.00%), Current Coupon 5.50%, Secured Debt (Maturity - January 28, 2020)	3,308	3,172	2,729
Raley's, Inc. (8)	Family-Owned Supermarket Chain in California	LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.25%, Secured Debt (Maturity - May 18, 2022)	7,250	7,107	7,236
RCHP, Inc. (8) (12)	Region Non-Urban Hospital Owner/Operator	LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 10.50%, Secured Debt (Maturity - October 23, 2019) (14)	12,072	12,097	12,208
Recorded Books, Inc. (8)	Audiobook and Digital Content Publisher	LIBOR Plus 4.25% (Floor 1.00%), Current Coupon 5.25%, Secured Debt (Maturity - January 31, 2020)	4,219	4,203	4,198
Relativity Media, LLC (11)	Full-scale Film and Television Production and Distribution	17.00% PIK Secured Debt (Maturity - May 30, 2015) (14)	5,426	5,426	5,534
Renaissance Learning, Inc. (8)	Technology-based K-12 Learning Solutions	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity - April 11, 2022) (14)	12,950	12,468	12,718
RGL Reservoir Operations, Inc. (8) (9)	Oil & Gas Equipment & Services	LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity - August 13, 2021)	3,970	3,863	2,590
RLJ Entertainment, Inc. (8) (11)	Movie and TV Programming Licensee and Distributor	LIBOR Plus 8.75% (Floor .25%), Current Coupon 9.00%, Secured Debt (Maturity - September 11, 2019)	8,309	7,964	8,309
Sage Automotive Interiors, Inc (8)	Automotive Textiles Manufacturer	LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.00%, Secured Debt (Maturity - October 8, 2021) (14)	5,000	4,954	5,050
Salient Partners, LP (8)	Provider of Asset Management Services	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity - June 9, 2021)	7,500	7,350	7,388
Sorenson Communications, Inc.	Manufacturer of Communication Products for Hearing Impaired	9.00% Secured Bond (Maturity - October 31, 2020) (14)	9,710	9,260	9,514
Sotera Defense Solutions, Inc. (8)	Defense Industry Intelligence Services	LIBOR Plus 7.50% (Floor 1.50%), Current Coupon 9.00%, Secured Debt (Maturity - April 21, 2017)	3,478	3,332	3,235
Stardust Finance Holdings, Inc. (8)	Manufacturer of Diversified Building Products	LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity - March 13, 2022)	2,494	2,433	2,501
		LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 10.50%, Secured Debt (Maturity - March 13, 2023) (14)	5,000	4,756	4,925
				7,189	7,426
Synagro Infrastructure Company, Inc. (8)	Waste Management Services	LIBOR Plus 5.25% (Floor 1.00%), Current Coupon 6.25%, Secured Debt (Maturity - August 22, 2020)	2,704	2,682	2,594
Teleguam Holdings, LLC (8)	Cable and Telecom Services Provider	LIBOR Plus 7.50% (Floor 1.25%), Current Coupon 8.75%, Secured Debt (Maturity - June 10, 2019) (14)	3,000	3,019	3,008
Templar Energy, LLC (8)	Oil & Gas Exploration & Production	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity - November 25, 2020) (14)	3,000	2,981	2,219
Tervita Corporation (8) (9)	Oil and Gas Environmental Services	LIBOR Plus 5.00% (Floor 1.25%), Current Coupon 6.25%, Secured Debt (Maturity - May 15, 2018)	1,022	1,028	961
The Topps Company, Inc. (8)	Trading Cards & Confectionary	LIBOR Plus 6.00% (Floor 1.25%), Current Coupon 7.25%, Secured Debt (Maturity - October 2, 2018)	985	978	970
Therakos, Inc. (8)	Immune System Disease Treatment	LIBOR Plus 5.75% (Floor 1.25%), Current Coupon 7.00%, Secured Debt (Maturity - December 27, 2017)	1,413	1,396	1,406
TOMS Shoes, LLC (8)	Global Designer, Distributor, and Retailer of Casual Footwear	LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity - October 30, 2020)	4,988	4,537	4,623
Travel Leaders Group, LLC (8)	Travel Agency Network Provider	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - December 7, 2020)	11,662	11,576	11,822
USJ-IMECO Holding Company, LLC (8)	Marine Interior Design and Installation	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - April 16, 2020)	7,907	7,886	7,868
Vantage Oncology, LLC	Outpatient Radiation Oncology Treatment Centers	9.50% Secured Bond (Maturity - June 15, 2017)	13,507	13,120	13,169
Vision Solutions, Inc. (8)	Provider of Information Availability Software	LIBOR Plus 4.50% (Floor 1.50%), Current Coupon 6.00%, Secured Debt (Maturity - July 23, 2016)	1,337	1,340	1,337
		LIBOR Plus 8.00% (Floor 1.50%), Current Coupon 9.50%, Secured Debt (Maturity - July 23, 2017) (14)	875	870	875
				2,210	2,212
Volusion, LLC (10)	Provider of Online Software-as-a-Service e-Commerce Solutions	10.50% Secured Debt (Maturity Date - January 24, 2020)	7,500	6,810	6,810
		Member Units (2,090,001 shares)		6,000	6,000
		Warrants (407,408 equivalent shares)		600	600
				13,410	13,410
Worley Claims Services, LLC (8) (11)	Insurance Adjustment Management and Services Provider	LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.00%, Secured Debt (Maturity - October 31, 2020)	6,468	6,409	6,500
YP Holdings LLC (8)	Online and Offline Advertising Operator	LIBOR Plus 6.75% (Floor 1.25%), Current Coupon 8.00%, Secured Debt (Maturity - June 4, 2018)	2,678	2,687	2,694

Subtotal Non-Control/Non-Affiliate Investments (5) (97% of total portfolio investments at fair value)				$736,957	$729,987

Total Investments				$760,090	$754,155
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
(3) See Note 3 - Fair Value Hierarchy for Investments for summary geographic location of portfolio companies.
(4) Affiliate investments are defined by the Investment Company Act of 1940, as amended (the “1940 Act”) as investments in which between 5% and 25% of the voting securities are owned, or an investment in an investment company’s investment adviser, and the investments are not classified as Control investments.
(5) Non-Control/Non-Affiliate investments are defined by the 1940 Act as investments that are neither Control investments nor Affiliate investments.
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
(9) The investment is not a qualifying asset under the 1940 Act. A business development company (“BDC”) may not acquire any asset other than qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of the BDC's total assets. As of June 30, 2015, approximately 14.5% of the Company's investments were considered non-qualifying.
(10) Investment is classified as a Lower Middle Market investment.
(11) Investment is classified as a Private Loan portfolio investment.
(12) Investment or portion of investment is under contract to purchase and met trade date accounting criteria as of June 30, 2015. Settlement occurred or is scheduled to occur after June 30, 2015. See Note 2 for summary of Security Transactions.
(13) Investment serviced by Main Street Partners pursuant to the Servicing Agreement. See Note 2 for summary of Investment Classification.
(14) Second lien secured debt investment.
(15) Investment is classified as an Other Portfolio investment.
(16) Income producing through dividends or distributions.
(17) Unsecured debt investment.
(18) Investment is on non-accrual status as of June 30, 2015.
(19) Maturity date is under on-going negotiations with the portfolio company and other lenders, if applicable.

See notes to the condensed consolidated financial statements.

HMS Income Fund, Inc. Condensed Consolidated Schedule of Investments (dollars in thousands)
As of December 31, 2014
Portfolio Company (1) (3)	Business Description	Type of Investment (2) (3)	Principal (7)	Cost (7)	Fair Value

Control Investments (6)
GRT Rubber Technologies, LLC (8) (10) (13)	Engineered Rubber Product Manufacturer	LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.00%, Secured Debt (Maturity - December 19, 2019)	$8,250	$8,086	$8,086
		Member Units (2,896 shares)		6,435	6,435
				14,521	14,521

Subtotal Control Investments (6) (3% of total investments at fair value)				$14,521	$14,521

Affiliate Investments (4)
AFG Capital Group, LLC (10) (13)	Provider of Rent-to-Own Financing Solutions and Services	11.00% Secured Debt (Maturity Date -November 7, 2019)	$1,700	$1,596	$1,596
		Member Units (46 shares)		300	300
		Warrants (10 equivalent shares)		65	65
				1,961	1,961
Mystic Logistics, Inc. (10) (13)	Logistics and Distribution Services Provider for Large Volume Mailers	12.00% Secured Debt (Maturity Date -August 15, 2019)	2,500	2,423	2,427
		Common Stock (1,468 shares)		680	680
				3,103	3,107
SoftTouch Medical Holdings LLC (8) (10) (13)	Home Provider of Pediatric Durable Medical Equipment	LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.00%, Secured Debt (Maturity Date - October 30, 2019)	1,500	1,471	1,471
		Member Units (798 shares)		885	885
				2,356	2,356

Subtotal Affiliate Investments (4) (2% of total investments at fair value)				$7,420	$7,424

Non-Control/Non-Affiliate Investments (5)
Ability Network Inc. (8)	Health Care Information Technology	LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity - May 14, 2021)	$4,975	$4,923	$4,888
Accuvant Finance LLC (8)	Cyber Security Value Added Reseller	Prime Plus 3.75% (Floor 3.25%), Current Coupon 7%, Secured Debt (Maturity - October 22, 2020)	2,861	2,834	2,853
Allflex Holdings III Inc. (8)	Manufacturer of Livestock Identification Products	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity - July 19, 2021) (14)	8,422	8,529	8,264
AmeriTech College Operations, LLC (10) (13)	For-Profit Nursing and Healthcare College	10.00% Secured Debt, (Maturity - January 31, 2020)	871	870	870
AMF Bowling Centers, Inc. (8)	Bowling Alley Operator	LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.25%, Secured Debt (Maturity - September 18, 2021)	7,980	7,915	7,860
Aptean, Inc. (8)	Enterprise Application Software Provider	LIBOR Plus 4.25% (Floor 1.00%), Current Coupon 5.25%, Secured Debt (Maturity - February 26, 2020)	4,460	4,460	4,334
Artel, LLC (8)	Land-Based and Commercial Satellite Provider	LIBOR Plus 6.00% (Floor 1.25%), Current Coupon 7.25%, Secured Debt (Maturity - November 27, 2017)	919	899	910
Bioventus, LLC (8) (11)	Production of Orthopedic Healing Products	LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 11.00%, Secured Debt (Maturity - April, 10, 2020) (14)	7,000	6,866	6,983
Blackbrush Oil and Gas LP (8) (12)	Oil & Gas Exploration	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity - July 30, 2021) (14)	10,085	9,966	8,370
Blackhawk Specialty Tools LLC (8)	Oilfield Equipment & Services	LIBOR Plus 5.25% (Floor 1.25%), Current Coupon 6.50%, Secured Debt (Maturity - August 1, 2019)	1,424	1,424	1,403
Blue Bird Body Company (8)	School Bus Manufacturer	LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity - June 26, 2020)	6,000	5,917	5,970
Bluestem Brands, Inc. (8)	Multi-Channel Retailer of General Merchandise	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity - November 6, 2020)	7,500	7,206	7,237
Brasa Holdings, Inc. (8) (12)	Upscale Full Service Restaurants	LIBOR Plus 9.50% (Floor 1.5%), Current Coupon 11.00%, Secured Debt (Maturity - January 20, 2020) (14)	10,000	10,100	9,900
Brightwood Capital Fund III, LP (9) (15) (16)	Investment Partnership	LP Interests (Brightwood Capital Fund III, LP) (Fully diluted .57%) (16)		1,575	1,575
Brundage-Bone Concrete Pumping, Inc.	Construction Services Provider	10.38% Secured Bond (Maturity - September 1, 2021) (14)	4,000	4,047	4,090
CAI Software, LLC (10) (13)	Provider of Specialized Enterprise Resource Planning Software	12.00% Secured Debt (Maturity Date - October10, 2019)	1,350	1,311	1,311
		Member Units (16,339 shares)		163	163
				1,474	1,474
California Healthcare Medical Billing, Inc. (10) (13)	Outsourced Billing & Revenue Cycle Management	9.00% Secured Debt, (Maturity - October 17, 2016)	750	745	750
Cedar Bay Generation Company LP (8)	Coal-Fired Cogeneration Plant	LIBOR Plus 5.00% (Floor 1.25%), Current Coupon 6.25%, Secured Debt (Maturity - April 23, 2020)	1,446	1,446	1,435
Cengage Learning Acquisitions, Inc. (8) (12)	Provider of Educational Print and Digital Services	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - March 31, 2020)	9,975	9,975	9,896
Charlotte Russe, Inc. (8)	Fast-Fashion Retailer to Young Women	LIBOR Plus 5.50% (Floor 1.25%), Current Coupon 6.75%, Secured Debt (Maturity - May 22, 2019)	5,472	5,472	5,345
Clarius BIGS, LLC (11)	Prints & Advertising Film Financing	15.00% PIK Secured Debt (Maturity - January 5, 2015) (18)	3,297	3,039	1,385
		20.00% PIK Secured Debt (Maturity - January 5, 2015) (18)	1,093	1,001	459
				4,040	1,844
Covenant Surgical Partners, Inc.	Ambulatory Surgical Centers	8.75% Secured Debt (Maturity - August 1, 2019)	5,000	5,000	5,050
CRGT, Inc. (8) (12)	Provider of Custom Software Development	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity - December 18, 2020)	10,000	9,800	9,850
CST Industries, Inc. (8)	Storage Tank Manufacturer	LIBOR Plus 6.25% (Floor 1.50%), Current Coupon 7.75%, Secured Debt (Maturity - May 22, 2017)	2,331	2,318	2,308
Datacom, LLC (10) (13)	Technology and Telecommunications Provider	10.50% Secured Debt (Maturity - May 30, 2019)	1,245	1,222	1,222
		Member Units (717 units)		670	670
				1,892	1,892
ECP-PF: CT Operations, Inc. (11)	Fitness Club Operator	LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.00%, Secured Debt (Maturity - November 26, 2019)	1,875	1,857	1,857
East West Copolymer & Rubber, LLC (10) (13)	Manufacturer of Synthetic Rubbers	12.00% Secured Debt (Maturity Date - October 17, 2019)	2,400	2,336	2,336
		Warrants (455,820 equivalent shares)		10	10
				2,346	2,346
Energy & Exploration Partners, LLC (8) (12)	Oil & Gas Exploration and Production	LIBOR plus 6.75% (Floor 1.00%), Current Coupon 7.75%, Secured Debt (Maturity - January 22, 2019)	7,975	7,033	5,722
e-Rewards, Inc. (8)	Provider of Digital Data Collection	LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity - October 29, 2018)	5,869	5,855	5,810
FishNet Security, Inc. (8)	Information Technology Value-Added Reseller	LIBOR Plus 5.00% (Floor 1.25%), Current Coupon 6.25%, Secured Debt (Maturity - November 30, 2017)	2,769	2,762	2,769
Flavors Holdings, Inc. (8) (12)	Global Provider of Flavoring and Sweetening Products and Solutions	LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 6.75%, Secured Debt (Maturity - April 3, 2020)	8,888	8,520	8,510
Fram Group Holdings, Inc. (8)	Manufacturer of Automotive Maintenance Products	LIBOR Plus 5.00% (Floor 1.50%), Current Coupon 6.50%, Secured Debt (Maturity - July 29, 2017)	3,481	3,470	3,465
GST Autoleather, Inc. (8)	Automotive Leather Manufacturer	LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity Date - July 10, 2020)	9,975	9,882	9,825
Guerdon Modular Holdings, Inc. (10) (13)	Multi-Family and Commercial Modular Construction Company	11.00% Secured Debt (Maturity - August 13, 2019)	2,800	2,745	2,752
		Common Stock (42,644 shares)		600	600
				3,345	3,352
Guitar Center, Inc.	Musical Instruments Retailer	6.50% Secured Bond (Maturity - April 15, 2019)	7,000	6,723	6,020
Halcon Resources Corporation (9)	Oil & Gas Exploration & Production	9.75% Unsecured Bond (Maturity - July 15, 2020) (17)	3,000	2,574	2,250
Hunter Defense Technologies, Inc. (8)	Provider of Military and Commercial Shelters and Systems	LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity Date - August 5, 2019)	5,925	5,813	5,851
ICON Health and Fitness, Inc.	Producer of Fitness Products	11.88% Secured Bond (Maturity - October 15, 2016)	6,885	6,866	6,472
iEnergizer Limited (8) (9)	Provider of Business Outsourcing Solutions	LIBOR Plus 6.00% (Floor 1.25%), Current Coupon 7.25%, Secured Debt (Maturity - May 1, 2019)	5,336	5,314	4,936
Inn of the Mountain Gods Resort and Casino	Hotel & Casino Owner & Operator	9.25% Secured Bond (Maturity - November 30, 2020)	7,980	7,926	7,661
iQor US Inc. (8)	Business Process Outsourcing Services Provider	LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity - April 1, 2021)	5,906	5,760	5,492
IronGate Energy Services, LLC	Oil and Gas Services	11.00% Secured Bond (Maturity - July 1, 2018)	5,825	5,829	3,903
Jackson Hewitt Tax Service Inc. (8)	Tax Preparation Service Provider	LIBOR Plus 8.50% (Floor 1.50%), Current Coupon 10.00%, Secured Debt (Maturity - October 16, 2017)	8,000	8,007	8,000
John Deere Landscapes, LLC (8) (11)	Distributor of Landscaping Supplies	LIBOR Plus 4.00% (Floor 1.00%), Current Coupon 5.00%, Secured Debt (Maturity - December 23, 2019)	7,960	7,607	7,607
Kellermeyer Bergensons Services, LLC (8)	Outsourced Janitorial Services to Retail/Grocery Customers	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity - April 29, 2022) (14)	7,200	7,059	7,164
Keypoint Government Solutions, Inc. (8)	Pre-Employment Screening Services	LIBOR Plus 6.50% (Floor 1.25%), Current Coupon 7.75%, Secured Debt (Maturity - November 13, 2017)	2,305	2,293	2,294
Larchmont Resources, LLC (8)	Oil & Gas Exploration & Production	LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.25%, Secured Debt (Maturity - August 7, 2019)	739	742	718
LJ Host Merger Sub, Inc. (8)	Managed Services and Hosting Provider	LIBOR Plus 4.75% (Floor 1.25%), Current Coupon 6.00%, Secured Debt (Maturity - December 13, 2019)	5,384	5,366	5,330
		LIBOR Plus 8.75% (Floor 1.25%), Current Coupon 10.00%, Secured Debt (Maturity - December 11, 2020) (14)	500	498	495
				5,864	5,825
MAH Merger Corporation (8)	Sports-Themed Casual Dining Chain	LIBOR Plus 4.50% (Floor 1.25%), Current Coupon 5.75%, Secured Debt (Maturity - July 19, 2019)	1,481	1,481	1,485
MediMedia USA, Inc. (8)	Provider of Healthcare Media and Marketing	LIBOR Plus 6.75% (Floor 1.25%), Current Coupon 8.00%, Secured Debt (Maturity - November 20, 2018)	7,152	7,062	6,991
Milk Specialties Company (8)	Processor of Nutrition Products	LIBOR Plus 6.25% (Floor 1.25%), Current Coupon 7.50%, Secured Debt (Maturity - November 9, 2018)	7,645	7,628	7,473
Minute Key, Inc. (10) (13)	Operator of Automated Key Duplication Kiosk	10.00% Current / 2.00% PIK Secured Debt (Maturity Date - September 19, 2019) (14)	1,000	987	987
Mood Media Corporation (8) (9) (12)	Provider of Electronic Equipment	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - May 1, 2019)	9,940	9,928	9,753
New Media Holdings II LLC (8) (9)	Local Newspaper Operator	LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.25%, Secured Debt (Maturity - June 3, 2020)	6,468	6,345	6,403
Nice-Pak Products, Inc. (8)	Pre-Moistened Wipes Manufacturer	LIBOR Plus 6.00% (Floor 1.50%), Current Coupon 7.50%, Secured Debt (Maturity - June 18, 2015)	7,401	7,379	7,364
North Atlantic Trading Company, Inc. (8) (12)	Marketer/Distributor of Tobacco	LIBOR Plus 6.50% (Floor 1.25%), Current Coupon 7.75%, Secured Debt (Maturity -January 13, 2020)	8,454	8,483	8,316
Novitex Acquisition, LLC (8) (12)	Provider of Document Management Services	LIBOR Plus 6.25% (Floor 1.25%), Current Coupon 7.5%, Secured Debt (Maturity - July 7, 2020)	8,978	8,824	8,618
Panolam Industries International, Inc. (8)	Decorative Laminate Manufacturer	LIBOR Plus 6.25% (Floor 1.25%), Current Coupon 7.50%, Secured Debt (Maturity - August 23, 2017)	7,844	7,800	7,726
Parq Holdings, LP (8) (9)	Hotel and Casino Operator	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity - December 17, 2020)	6,226	6,077	6,133
Permian Holdings, Inc.	Storage Tank Manufacturer	10.50% Secured Bond (Maturity - January 15, 2018)	3,885	3,872	2,914
Pernix Therapeutical Holdings, Inc. (9) (11)	Pharmaceutical Royalty - Anti-Migraine	12.00% Secured Bond (Maturity - August 1, 2020)	3,500	3,500	3,500
Peroxychem, LLC. (8) (12)	Chemical Manufacturer	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.5%, Secured Debt (Maturity - February 28, 2020)	6,461	6,433	6,397
Pike Corporation (8)	Construction and Maintenance Services for Electric Transmission and Distribution Infrastructure	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity - June 22, 2022) (14)	10,000	9,751	9,883
Polyconcept Financial B.V. (8)	Promotional Products to Corporations and Consumers	LIBOR Plus 4.75% (Floor 1.25%), Current Coupon 6.00%, Secured Debt (Maturity - June 28, 2019)	5,905	5,894	5,883
Premier Dental Services, Inc. (8)	Dental Care Services	LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity - November 1, 2018)	4,963	4,987	4,739
Prowler Acquisition Corporation (8)	Specialty Distributor to the Energy Sector	LIBOR Plus 4.50% (Floor 1.00%), Current Coupon 5.50%, Secured Debt (Maturity - January 28, 2020)	2,322	2,335	2,148
Quad-C JH Holdings (8)	Manufacturer and Distributor of Health Care Equipment & Supplies	LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity - May 9, 2020)	4,457	4,433	4,406
Ravago Holdings America, Inc. (8)	Polymers Distributor	LIBOR Plus 4.50% (Floor 1.00%), Current Coupon 5.50%, Secured Debt (Maturity - December 20, 2020)	5,955	5,995	5,985
RCHP, Inc. (8)	Region Non-Urban Hospital Owner/Operator	LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 10.50%, Secured Debt (Maturity - October 23, 2019) (14)	6,500	6,455	6,484
Recorded Books, Inc. (8)	Audiobook and Digital Content Publisher	LIBOR Plus 4.25% (Floor 1.00%), Current Coupon 5.25%, Secured Debt (Maturity - January 31, 2020)	4,331	4,314	4,266
Relativity Media, LLC (11)	Full-scale Film and Television Production and Distribution	10.00% Secured Debt (Maturity - May 30, 2015)	3,693	3,693	3,703
		15.00% PIK Secured Debt (Maturity - May 30, 2015) (14)	4,895	4,895	4,993
				8,588	8,696
Renaissance Learning, Inc. (8)	Technology-based K-12 Learning Solutions	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity - April 11, 2022) (14)	2,000	1,981	1,920
RGL Reservoir Operations, Inc. (8) (9)	Oil & Gas Equipment & Services	LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity - August 13, 2021)	3,990	3,875	3,219
RLJ Entertainment, Inc. (8) (11)	Movie and TV Programming Licensee and Distributor	LIBOR Plus 8.75% (Floor .25%), Current Coupon 9.00%, Secured Debt (Maturity - September 11, 2019)	9,913	9,633	9,633
Sage Automotive Interiors, Inc (8)	Automotive Textiles Manufacturer	LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.00%, Secured Debt (Maturity - October 8, 2021) (14)	5,000	4,951	4,975
SCE Partners, LLC (8) (11)	Hotel & Casino Operator	LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.25%, Secured Debt (Maturity - August 14, 2019)	998	989	1,002
Sorenson Communications, Inc.	Manufacturer of Communication Products for Hearing Impaired	9.00% Secured Bond (Maturity - October 31, 2020) (14)	5,000	4,756	4,650
Sotera Defense Solutions, Inc. (8)	Defense Industry Intelligence Services	LIBOR Plus 7.50% (Floor 1.50%), Current Coupon 9.00%, Secured Debt (Maturity - April 21, 2017)	3,748	3,555	3,467
Symphony Teleca Services, Inc. (8)	Outsourced Product Development	LIBOR Plus 4.75% (Floor 1.00%), Current Coupon 5.75%, Secured Debt (Maturity - August 7, 2019)	6,000	5,945	5,970
Synagro Infrastructure Company, Inc. (8)	Waste Management Services	LIBOR Plus 5.25% (Floor 1.00%), Current Coupon 6.25%, Secured Debt (Maturity - August 22, 2020)	3,965	3,948	3,913
Teleguam Holdings, LLC (8)	Cable and Telecom Services Provider	LIBOR Plus 7.50% (Floor 1.25%), Current Coupon 8.75%, Secured Debt (Maturity - June 10, 2019) (14)	3,000	3,021	3,015
Templar Energy, LLC (8)	Oil & Gas Exploration & Production	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity - November 25, 2020) (14)	3,000	2,979	2,169
Tervita Corporation (8) (9)	Oil and Gas Environmental Services	LIBOR Plus 5.00% (Floor 1.25%), Current Coupon 6.25%, Secured Debt (Maturity - May 15, 2018)	2,475	2,486	2,302
The Topps Company, Inc. (8)	Trading Cards & Confectionary	LIBOR Plus 6.00% (Floor 1.25%), Current Coupon 7.25%, Secured Debt (Maturity - October 2, 2018)	990	982	965
Therakos, Inc. (8)	Immune System Disease Treatment	LIBOR Plus 5.75% (Floor 1.25%), Current Coupon 7.00%, Secured Debt (Maturity - December 27, 2017)	1,450	1,430	1,445
TOMS Shoes, LLC (8)	Global Designer, Distributor, and Retailer of Casual Footwear	LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity - October 30, 2020)	5,000	4,511	4,625
Travel Leaders Group, LLC (8) (12)	Travel Agency Network Provider	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - December 5, 2018)	8,431	8,401	8,431
USJ-IMECO Holding Company, LLC (8)	Marine Interior Design and Installation	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - April 16, 2020)	7,947	7,925	7,828
Vantage Oncology, LLC	Outpatient Radiation Oncology Treatment Centers	9.50% Secured Bond (Maturity - June 15, 2017)	1,000	1,000	970
Vision Solutions, Inc. (8)	Provider of Information Availability Software	LIBOR Plus 4.50% (Floor 1.50%), Current Coupon 6.00%, Secured Debt (Maturity - July 23, 2016)	1,461	1,465	1,454
		LIBOR Plus 8.00% (Floor 1.50%), Current Coupon 9.50%, Secured Debt (Maturity - July 23, 2017) (14)	875	869	849
				2,334	2,303
Worley Claims Services, LLC (8) (11)	Insurance Adjustment Management and Services Provider	LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.00%, Secured Debt (Maturity - October 31, 2020)	6,500	6,437	6,533
YP Holdings LLC (8)	Online and Offline Advertising Operator	LIBOR Plus 6.75% (Floor 1.25%), Current Coupon 8.00%, Secured Debt (Maturity - June 4, 2018)	2,822	2,833	2,832

Subtotal Non-Control/Non-Affiliate Investments (5) (95% of total portfolio investments at fair value)				$465,663	$451,917

Total Investments				$487,604	$473,862

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

(5)	Non-Control/Non-Affiliate investments are defined by the 1940 Act as investments that are neither Control investments nor Affiliate investments.

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

HMS Income Fund, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Principal Business and Organization

HMS Income Fund, Inc. (the “Company”) was formed as a Maryland corporation on November 28, 2011 under the General Corporation Law of the State of Maryland. The Company is an externally managed, non-diversified closed-end investment company that has elected to be treated as a BDC under the 1940 Act. The Company has elected to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

The Company’s primary investment objective is to generate current income through debt and equity investments. A secondary objective of the Company is to generate long-term capital appreciation through such equity and equity related investments including warrants, convertible securities and other rights to acquire equity related securities. The Company’s portfolio strategy calls for it to invest primarily in illiquid debt and equity securities issued by lower middle market ("LMM") companies, which generally have annual revenues between $10 million and $150 million, and debt securities issued by middle market ("Middle Market") companies that are generally larger in size than the LMM companies. The Company categorizes some of its investments in LMM companies and Middle Market companies as private loan ("Private Loan") portfolio investments. Private Loan investments, often referred to in the debt markets as “club deals,” are investments, generally in debt instruments, that the Company originates on a collaborative basis with other investment funds. Private Loan investments are typically similar in size, structure, terms and conditions to investments the Company holds in its LMM portfolio and Middle Market portfolio. The Company’s portfolio also includes other portfolio ("Other Portfolio") investments which primarily consist of investments that are not consistent with the typical profiles for its LMM portfolio investments, Middle Market portfolio investments or Private Loan portfolio investments, including investments which may be managed by third parties. The Company’s portfolio investments may be subject to restrictions on resale.

As of June 30, 2015, the Company had raised approximately $474.0 million in the current Offering (the "Offering"), including proceeds from the distribution reinvestment plan of approximately $11.9 million.

The business of the Company is managed by HMS Adviser LP (the “Adviser”), a Texas limited partnership and affiliate of Hines Interests Limited Partnership (“Hines”), under an Investment Advisory and Administrative Services Agreement dated May 31, 2012, as amended (the “Investment Advisory Agreement”). The Company and the Adviser have retained MSC Adviser I, LLC, a wholly owned subsidiary of Main Street Capital Corporation ("Main Street"), a New York Stock Exchange listed BDC, as the Company’s investment sub-adviser (the "Sub-Adviser") under an Investment Sub-Advisory Agreement (the “Sub-Advisory Agreement”), to identify, evaluate, negotiate and structure prospective investments, make investment and portfolio management recommendations for approval by the Adviser, monitor the Company’s investment portfolio and provide certain ongoing administrative services to the Adviser. The Adviser and Sub-Adviser are collectively referred to as the “Advisers,” and each is registered under the Investment Advisers Act of 1940, as amended (the "Advisers Act"). Upon the execution of the Sub-Advisory Agreement, Main Street became an affiliate of the Company. The Company has engaged Hines Securities, Inc. (the “Dealer Manager”), an affiliate of the Adviser, to serve as the Dealer Manager for the Offering. The Dealer Manager is responsible for marketing the Company’s shares of common stock being offered pursuant to the Offering.

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

Amounts as of December 31, 2014 included in the unaudited condensed consolidated financial statements have been derived from the Company's audited consolidated financial statements as of that date. Certain financial information that is normally included in annual financial statements, including certain financial statement footnotes, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These financial statements should be read in conjunction with the Company’s financial statements and notes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the Securities and Exchange Commission ("SEC") on March 4, 2015. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.

Interest, Fee and Dividend Income

Interest and dividend income is recorded on the accrual basis to the extent amounts are expected to be collected. Prepayment penalties received by the Company are recorded as income upon receipt. Dividend income is recorded when dividends are declared by the portfolio company or at the point an obligation exists for the portfolio company to make a distribution. Accrued interest and dividend income is evaluated quarterly for collectability. When a debt security becomes 90 days or more past due and the Company does not expect the debtor to be able to service all of its debt or other obligations, the debt security will generally be placed on non-accrual status and the Company will cease recognizing interest income on that debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. Additionally, if a debt security has deferred interest payment terms and the Company becomes aware of a deterioration in credit quality, the Company will evaluate the collectability of the deferred interest payment. If it is determined that the deferred interest is unlikely to be collected, the Company will place the security on non-accrual status and cease recognizing interest income on that debt security until the borrower has demonstrated the ability and intent to pay the contractual amounts due. If a debt security’s status significantly improves with respect to the debtor’s ability to service the debt or other obligations, or if a debt security is fully impaired, sold or written off, it will be removed from non-accrual status. As of June 30, 2015, the Company had two investments in one portfolio company, Clarius BIGS, LLC, that were more than 90 days past due. As of December 31, 2014, the Company did not have any investments that were more than 90 days past due. The Company's two investments in Clarius BIGS, LLC were on non-accrual status as of June 30, 2015 and December 31, 2014. Given the credit deterioration at Clarius BIGS, LLC, no interest income has been recognized on these investments during the six months ended June 30, 2015. Aside from the two investments on non-accrual status as of June 30, 2015, the Company is not aware of any material changes to the creditworthiness of the borrowers underlying its debt investments.

From time to time, the Company may hold debt instruments in its investment portfolio that contain a payment-in-kind (“PIK”) interest provision. If these borrowers elect to pay or are obligated to pay interest under the optional PIK provision and, if deemed collectible in management's judgment, then the interest would be computed at the contractual rate specified in the investment’s credit agreement, recorded as interest income and periodically added to the principal balance of the investment. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. As of June 30, 2015 and December 31, 2014, the Company held six and four investments, respectively, which contained a PIK provision. As discussed above, two of the six investments with PIK provisions, as of June 30, 2015, were on non-accrual status and no PIK income was recorded on these investments during the six months ended June 30, 2015. For the three months ended June 30, 2015 and 2014, the Company capitalized $555,000 and $44,000, respectively, of PIK interest income. For the six months ended June 30, 2015 and 2014, the Company capitalized $749,000 and $44,000, respectively, of PIK interest income.

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

A presentation of the investment income the Company received from its Investment Portfolio in each of the periods presented (dollars in thousands) is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(Unaudited)
Interest, Fee and Dividend Income
Interest Income	$14,770	$3,209	$26,373	$4,860
Fee Income	578	1	629	11
Dividend Income	33	—	172	—
Total Interest, Fee and Dividend Income	$15,381	$3,210	$27,174	$4,871

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

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs which amends the required presentation of debt issuance costs on the balance sheet. The guidance will require that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the ASU No. 2015-03. For public business entities, the guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company will make the required changes to the debt presentation on the balance sheet as of the effective date of this new guidance.

In May 2015, the FASB issued ASU 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This ASU removes, from the fair value hierarchy, investments which measure fair value using net asset value per share practical expedient. Instead, an entity is required to include those investments as a reconciling line item so that the total fair value amount of investments in the disclosure is consistent with the amount on the balance sheet. For public companies, this ASU is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendment should be applied retrospectively to all periods presented. The Company will make the required changes to the fair value hierarchy disclosure as of the effective date of this new guidance.

Note 3 — Fair Value Hierarchy for Investments

Fair Value Hierarchy

ASC Topic 820 ("ASC 820") establishes a hierarchal disclosure framework which prioritizes and ranks the level of market price observability of inputs used in measuring investments at fair value. Market price observability is affected by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

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

As of June 30, 2015 and December 31, 2014, the Company’s investment portfolio was comprised of debt securities, equity investments, and Other Portfolio investments. The fair value determination for these investments primarily consisted of unobservable (Level 3) inputs.

As of June 30, 2015 and December 31, 2014, all of the Company’s LMM portfolio investments consisted of illiquid securities issued by private companies. The fair value determination for the LMM portfolio investments primarily consisted of unobservable inputs. As a result, all of the Company’s LMM portfolio investments were categorized as Level 3 as of June 30, 2015 and December 31, 2014.

As of June 30, 2015 and December 31, 2014, the Company's Middle Market portfolio investments consisted primarily of private placement investments in secured and unsecured debt investments and independently rated debt investments. The fair value determination for these investments consisted of a combination of (1) observable inputs in non-active markets for which sufficient observable inputs were available to determine the fair value of these investments, (2) observable inputs in the non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and (3) unobservable inputs. As a result, all of the Company's Middle Market portfolio investments were categorized as Level 3 as of June 30, 2015 and December 31, 2014.

As of June 30, 2015 and December 31, 2014, the Company’s Private Loan portfolio investments consisted primarily of debt investments. The fair value determination for Private Loan investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of the Company’s Private Loan portfolio investments were categorized as Level 3 as of June 30, 2015 and December 31, 2014.

As of June 30, 2015 and December 31, 2014, the Company’s Other Portfolio investment consisted of an illiquid security issued by a private company. The fair value determination for this investment primarily consisted of unobservable inputs. As a result, the Company’s Other Portfolio equity investment was categorized as Level 3 as of June 30, 2015 and December 31, 2014.

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

•
Current financial ratios (e.g., fixed charge coverage ratio, interest coverage ratio, and net debt/earnings before interest, tax, depreciation and amortization ("EBITDA") ratio) applicable to the investment;

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

The following table presents fair value measurements of the Company’s investments, by major class, as of June 30, 2015 according to the fair value hierarchy (dollars in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First lien secured debt investments	$—	$—	$595,322	$595,322
Second lien secured debt investments	—	—	133,921	133,921
Equity investments	—	—	22,895	22,895
Unsecured debt investments	—	—	2,017	2,017
Total	$—	$—	$754,155	$754,155

The following table presents fair value measurements of the Company’s investments, by major class, as of December 31, 2014 according to the fair value hierarchy (dollars in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First lien secured debt investments	$—	$—	$375,038	$375,038
Second lien secured debt investments	—	—	85,191	85,191
Equity investments	—	—	11,383	11,383
Unsecured debt investments	—	—	2,250	2,250
Total	$—	$—	$473,862	$473,862

The following table presents fair value measurements of the Company’s investments, by investment classification, segregated by the level within the fair value hierarchy as of June 30, 2015 (dollars in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
LMM portfolio investments	$—	$—	$67,860	$67,860
Private Loan investments	—	—	76,147	76,147
Middle Market investments	—	—	607,323	607,323
Other Portfolio investments	—	—	2,825	2,825
Total	$—	$—	$754,155	$754,155

The following table presents fair value measurements of the Company’s investments, by investment classification, segregated by the level within the fair value hierarchy as of December 31, 2014 (dollars in thousands):

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

The following table, which is not intended to be all inclusive, presents the significant unobservable input of the Company’s Level 3 investments as of June 30, 2015 (dollars in thousands):

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average (2)
LMM equity portfolio investments	$19,970	Discounted Cash Flows	Weighted Average Cost of Capital	13% - 16%	13.1%
		Market Approach/Enterprise Value	EBITDA Multiples (1)	4.8x - 16.1x	9.6x
			Net Book Value Multiple	N/A	2.00x
LMM debt portfolio investments	$47,890	Discounted Cash Flows	Expected Principal Recovery	N/A	100.0%
			Risk Adjusted Discount Factor	8% - 12%	9.9%
Private Loan debt investments	$34,754	Market Approach	Third Party Quotes	100% - 102%	100.4%
Private Loan debt investments	$41,293	Discounted Cash Flows	Expected Principal Recovery	40% - 100%	97.5%
			Risk Adjusted Discount Factor	5% - 14%	8.1%
Private Loan equity investments	$100	Market Approach/Enterprise Value	EBITDA Multiples (1)	N/A	1.7x
Middle Market debt investments	$607,323	Market Approach	Third Party Quotes	64% - 104%	97.0%
Other Portfolio investments	$2,825	Market Approach	Net Asset Value	N/A	N/A
	$754,155
(1) EBITDA may include pro forma adjustments and/or other add-backs based on specific circumstances related to each investment.
(2) Weighted average excludes investments for which the significant unobservable input was not utilized in the fair value determination.

The following table, which is not intended to be all inclusive, presents the significant unobservable input of the Company’s Level 3 investments as of December 31, 2014 (dollars in thousands):

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

The following table provides a summary of changes in fair value of the Company’s Level 3 portfolio investments for the six months ended June 30, 2015 (dollars in thousands):

Type of Investment	January 1, 2015 Fair Value	Transfers Into Level 3 Hierarchy	Payment-in-Kind Interest Accrual	New Investments (1)	Sales/ Repayments	Net Unrealized Appreciation (Depreciation)	Net Realized Gain (Loss)	June 30, 2015 Fair Value
LMM Equity	$9,808	$—	$—	$9,216	$(15)	$961	$—	$19,970
LMM Debt	23,808	—	11	25,423	(1,315)	(7)	(30)	47,890
Private Loan Equity	—	—	—	100	—	—	—	100
Private Loan Debt	47,655	—	737	34,135	(6,957)	477	—	76,047
Middle Market	391,016	—	—	281,597	(71,843)	6,376	177	607,323
Other Portfolio	1,575	—	—	1,250	—	—	—	2,825
Total	$473,862	$—	$748	$351,721	$(80,130)	$7,807	$147	$754,155

(1) Column includes changes to investments due to the net accretion of discounts/premiums and amortization of fees.

The following table provides a summary of changes in fair value of the Company’s Level 3 portfolio investments for the six months ended June 30, 2014 (dollars in thousands):

Type of Investment	January 1, 2014 Fair Value	Transfers Into Level 3 Hierarchy	Payment-in- Kind Interest Accrual	New Investments (1)	Sales/ Repayments	Net Unrealized Appreciation (Depreciation)	Net Realized Gain (Loss)	June 30, 2014 Fair Value
LMM Equity	$—	$—	$—	$670	$—	$—	$—	$670
LMM Debt	1,500	—	—	1,254	—	6	—	2,760
Private Loan Debt	2,906	—	44	4,733	—	40	—	7,723
Middle Market	57,748	4,728	—	204,589	(29,908)	226	151	237,534
Other Portfolio	—	—	—	—	—	—	—	—
Total	$62,154	$4,728	$44	$211,246	$(29,908)	$272	$151	$248,687

(1) Column includes changes to investments due to the net accretion of discounts/premiums and amortization of fees.

For the six months ended June 30, 2015 and 2014, there were transfers of zero and $4.7 million, respectively, between Level 2 and Level 3 portfolio investments. The transfers represent Middle Market investments which are valued based upon third party quotes with limited activity and observability of inputs. In prior periods, these were classified as Level 2 fair value measurements. As of June 30, 2014, the Company obtained information regarding the quotes, including the number of quotes used to value these investments. Given the lack of observable inputs of the third party quotes, these investments were determined to be Level 3 fair value measurements as of June 30, 2014.

Portfolio Investment Composition

The composition of the Company’s investments as of June 30, 2015, at cost and fair value, was as follows (dollars in thousands):

	Investments at Cost	Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First lien secured debt investments	$602,020	79.2%	$595,322	78.9%
Second lien secured debt investments	133,535	17.6	133,921	17.8
Equity investments	21,189	2.8	22,150	2.9
Unsecured debt investments	2,601	0.3	2,017	0.3
Equity warrants	745	0.1	745	0.1
Total	$760,090	100.0%	$754,155	100.0%

The composition of the Company’s investments as of December 31, 2014, at cost and fair value, was as follows (dollars in thousands):

	Investments at Cost	Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First lien secured debt investments	$385,937	79.1%	$375,038	79.1%
Second lien secured debt investments	87,710	18.1	85,191	18.0
Equity investments	11,308	2.3	11,308	2.4
Unsecured debt investments	2,574	0.5	2,250	0.5
Equity warrants	75	—	75	—
Total	$487,604	100.0%	$473,862	100.0%

The composition of the Company’s investments by geographic region of the United States as of June 30, 2015, at cost and fair value, was as follows (dollars in thousands) (since the Other Portfolio investment does not represent a single geographic region, this information excludes Other Portfolio investments):

	Investments at Cost	Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Northeast	$170,315	22.5%	$171,543	22.8%
Southeast	159,391	21.0	160,037	21.3
West	124,242	16.4	122,139	16.3
Southwest	142,222	18.8	136,109	18.1
Midwest	105,131	13.9	106,492	14.2
Non-United States	55,964	7.4	55,010	7.3
Total	$757,265	100.0%	$751,330	100.0%

The composition of the Company’s investments by geographic region of the United States as of December 31, 2014, at cost and fair value, was as follows (dollars in thousands) (since the Other Portfolio investment does not represent a single geographic region, this information excludes Other Portfolio investments):

	Investments at Cost	Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Northeast	$128,556	26.5%	$127,734	27.0%
Southeast	116,737	24.0	116,803	24.7
West	77,402	15.9	73,993	15.7
Southwest	85,291	17.5	77,183	16.3
Midwest	57,270	11.8	56,970	12.1
Non-United States	20,773	4.3	19,604	4.2
Total	$486,029	100.0%	$472,287	100.0%

The composition of the Company’s total investments by industry as of June 30, 2015 and December 31, 2014, at cost and fair value was as follows (since the Other Portfolio investment does not represent a single industry, this information excludes Other Portfolio investments):

	Cost		Fair Value
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Hotels, Restaurants, and Leisure	10.3%	7.5%	10.4%	7.6%
Media	8.1%	9.4%	7.9%	9.2%
Oil, Gas, and Consumable Fuels	5.9%	5.6%	5.4%	4.7%
Diversified Consumer Services	5.6%	4.5%	5.6%	4.6%
IT Services	5.6%	7.1%	5.5%	7.1%
Health Care Providers and Services	5.2%	3.7%	5.3%	3.8%
Internet Software and Services	5.0%	2.9%	5.1%	3.0%
Auto Components	3.7%	3.8%	3.7%	3.9%
Energy Equipment and Services	3.6%	3.3%	3.2%	2.7%
Food Products	3.5%	5.1%	3.6%	5.1%
Diversified Telecommunication Services	3.4%	1.4%	3.5%	1.4%
Pharmaceuticals	3.2%	2.1%	3.3%	2.2%
Specialty Retail	3.1%	2.5%	3.0%	2.4%
Software	2.6%	3.7%	2.7%	3.8%
Leisure Equipment and Products	2.4%	1.6%	2.4%	1.6%
Construction and Engineering	2.3%	3.5%	2.3%	3.7%
Electronic Equipment, Instruments & Components	2.0%	2.6%	2.0%	2.7%
Machinery	1.9%	3.0%	1.9%	3.1%
Commercial Services and Supplies	1.9%	2.3%	1.9%	2.3%
Diversified Financial Services	1.8%	—%	1.8%	—%
Tobacco	1.6%	1.7%	1.6%	1.8%
Chemicals	1.6%	3.0%	1.6%	3.1%
Textiles, Apparel, & Luxury Goods	1.4%	2.1%	1.4%	2.2%
Aerospace and Defense	1.3%	1.4%	1.3%	1.4%
Marine	1.0%	1.6%	1.0%	1.7%
Distributors	1.0%	1.6%	1.0%	1.6%
Metals and Mining	1.0%	1.6%	1.0%	1.6%
Personal Products	1.0%	—%	1.0%	—%
Capital Markets	1.0%	—%	1.0%	—%
Building Products	0.9%	—%	1.0%	—%
Food & Staples Retailing	0.9%	—%	1.0%	—%
Internet and Catalog Retail	0.9%	1.5%	0.9%	1.5%
Health Care Equipment and Supplies	0.9%	1.4%	0.9%	1.4%
Insurance	0.8%	1.3%	0.9%	1.4%
Automobiles	0.8%	1.2%	0.8%	1.3%
Professional Services	0.7%	1.2%	0.7%	1.2%
Healthcare Technology	0.6%	1.0%	0.7%	1.0%
Air Freight & Logistics	0.4%	0.6%	0.6%	0.7%
Consumer Finance	0.4%	0.5%	0.4%	0.5%
Containers and Packaging	0.3%	0.5%	0.3%	0.5%
Airlines	0.2%	—%	0.2%	—%
Life Sciences Tools and Services	0.2%	0.3%	0.2%	0.3%
Household Products	—%	1.6%	—%	1.6%
Electric Utilities	—%	0.3%	—%	0.3%
Total	100.0%	100.0%	100.0%	100.0%

Note 4 — Borrowings

On May 13, 2015 and May 29, 2015, the Company amended its senior secured revolving credit agreement (the "Capital One Credit Facility") with Capital One, National Association (“Capital One”) as administrative agent and with Capital One and other financial institutions as lenders, increasing the aggregate revolver commitments to $125 million. As of June 30, 2015, the Company had borrowings of $95.0 million outstanding and $30.0 million available on the Capital One Credit Facility. The Company estimated that the outstanding borrowings approximated fair value. As of June 30, 2015, the Company was not aware of any instances of noncompliance with covenants related to the Capital One Credit Facility.

On May 18, 2015 and June 17, 2015, the Company's wholly owned Subsidiary, HMS Funding I LLC, a Delaware limited liability company ("HMS Funding"), amended its credit agreement (the “Deutsche Bank Credit Facility”) among HMS Funding, the Company, as equityholder and servicer, Deutsche Bank AG, New York Branch (“Deutsche Bank”), as administrative agent, the financial institutions party thereto as lenders (together with Deutsche Bank, the “HMS Funding Lenders”), and U.S. Bank National Association, as collateral agent and collateral custodian. The amendments (1) increased the aggregate revolver commitments to $335 million, (2) reduced the applicable margin from 2.75% to 2.50%, (3) reduced the utilization fee from 2.75% to 2.50% of the undrawn amount of the Required Utilization (as defined in the Deutsche Bank Credit Facility), (4) reduced the undrawn fee from 0.65% to 0.40% of the undrawn aggregate revolver commitments (exclusive of the amount below the Required Utilization), and (5) extended the maturity date of the facility to June 16, 2020. Additionally, per the terms of a fee letter executed on May 18, 2015 among Deutsche Bank and HMS Funding, HMS Funding will pay Deutsche Bank an administrative agent fee of 0.25% of the aggregate revolver commitments. As of June 30, 2015 the Company had borrowings of $208.0 million outstanding and $127.0 million available on the Deutsche Bank Credit Facility. The Company estimated that the outstanding borrowings approximated fair value. As of June 30, 2015, the Company was not aware of any instances of noncompliance with covenants related to the Deutsche Bank Credit Facility.

Note 5 – Financial Highlights

The following is a schedule of financial highlights of the Company for the six months ended June 30, 2015 and June 30, 2014.

Per Share Data:	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014

Net asset value at beginning of period	$8.40	$8.91

Net realized income (1) (2)	0.37	0.29
Net unrealized appreciation (depreciation) (1) (2)	0.19	0.03
Net increase (decrease) in net assets resulting from operations	0.56	0.32

Stockholder distributions (1) (3)	(0.35)	(0.35)

Issuance of common stock above (below) net asset value (4), net of offering costs (1)	0.08	(0.03)
Net asset value at end of the period	$8.69	$8.85
Shares outstanding at end of period	49,366,137	14,645,700
Weighted average shares outstanding	41,072,192	9,576,473

(1)	Based on weighted average number of shares of common stock outstanding for the period.

(2)	Change in net realized income and net unrealized appreciation (depreciation) from investments can change significantly from period to period.

(3)	The stockholder distributions represent the stockholder distributions declared for the period.

(4)
The continuous issuance of shares of common stock may cause an incremental increase in net asset value ("NAV") per share due to the sale of shares at the then prevailing public offering price in excess of NAV per share on each subscription closing date. The per share data was derived by computing (i) the sum of (A) the number of shares issued in connection with subscriptions and/or distribution reinvestment on each share transaction date times (B) the differences between the net proceeds per share and the NAV per share on each share transaction date, divided by (ii) the weighted average shares of common stock outstanding for the period.

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
	(dollars in thousands, except percentages)
Net asset value at end of period	$428,889	$129,654
Average net assets	$347,144	$86,937
Average Credit Facility borrowings	$249,955	$41,500

Ratios to average net assets:
Ratio of total expenses to average net assets (1)	3.47%	2.53%
Ratio of total expenses, excluding interest expense, to average net assets (1)	2.18%	1.70%
Ratio of net investment income to average net assets	4.35%	3.07%

Portfolio turnover ratio	12.73%	19.56%

Total return (2)	7.50%	3.25%

(1)
For the six months ended June 30, 2015 and the six months ended June 30, 2014, the Advisers waived base management fees of $0 and $854,000, respectively, subordinated incentive fees of $1.3 million and $0, respectively, capital gains incentive fees of $0 and $0, respectively, administrative services expenses of $917,000 and $714,000, respectively, and made an expense support payment to the Company of $0 and $0, respectively. The ratio is calculated by reducing the expenses to reflect the waiver of expenses and reimbursement of administrative services and to reflect the reduction of expenses for expense support provided by the Adviser in both periods presented. See Note 9-Related Party Transactions and Arrangements for further discussion of fee waivers and expense support provided by the Advisers.

(2)	Total return is calculated on the change in NAV per share and stockholder distributions declared per share over the reporting period.

Note 6 – Stockholder Distributions

The following table reflects the cash distributions per share that the Company has declared on its common stock during the six months ended June 30, 2015 (dollars in thousands except per share amounts).

	Distributions
For the Period Ended	Per Share	Amount
Three months ended June 30, 2015	$0.18	$7,998
Three months ended March 31, 2015	$0.17	$6,260

The following table reflects the cash distributions per share that the Company has declared on its common stock during the six months ended June 30, 2014 (dollars in thousands except per share amounts).

	Distributions
For the Period Ended	Per Share	Amount
Three months ended June 30, 2014	$0.18	$2,049
Three months ended March 31, 2014	$0.17	$1,276

On June 25, 2015, with the authorization of the Company’s board of directors, the Company declared distributions to its stockholders for the period of July 2015 through September 2015. These distributions have been, or will be, calculated based on stockholders of record each day from July 1, 2015 through September 30, 2015 in an amount equal to $0.00191781 per share, per day. Distributions are paid on the first business day following the completion of each month to which they relate.

The Company has adopted an “opt in” distribution reinvestment plan for its stockholders. As a result, if the Company makes a distribution, its stockholders will receive distributions in cash unless they specifically “opt in” to the distribution reinvestment plan so as to have their cash distributions reinvested in additional shares of the Company’s common stock.

The following table reflects the sources of the cash distributions that the Company declared and, in some instances, paid on its common stock during the six months ended June 30, 2015 and June 30, 2014.

	Six Months Ended June 30, 2015		Six Months Ended June 30, 2014
	(dollars in thousands, except percentages)
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Net realized income from operations (net of waiver of base management and incentive fees and expense support payment from Adviser)	$13,977	98%	$1,966	59%
Waiver of base management and incentive fees	281	2%	854	26%
Other sources	—	—%	505	15%
Total	$14,258	100%	$3,325	100%

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

Note 7 – Taxable Income

The Company has elected to be treated for U.S. federal income tax purposes as a RIC. As a RIC, the Company generally will not pay corporate-level U.S. federal income taxes on net ordinary income or capital gains that the Company makes distributions to its stockholders from taxable earnings and profits as distributions. The Company must generally distribute annually dividends of an amount at least equal to 90% of its investment company taxable income in order to be subject to tax as a RIC. As a part of maintaining its RIC status, undistributed taxable income (subject to a 4% excise tax) pertaining to a given taxable year may be distributed up to 12 months subsequent to the end of that taxable year, provided such distributions are declared prior to the filing of the U.S. federal income tax return for the applicable tax year. In order to avoid this excise tax, the Company needs to distribute, in respect of each calendar year an amount at least equal to the sum of (1) 98.0% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of its capital gain in excess of capital loss ("Capital Gain Net Income"), adjusted for certain ordinary losses, for the one year period ending on October 31st of such calendar year (or, if we so elect for the calendar year) and (3) any net ordinary income and Capital Gain Net Income for the preceding calendar years that was not distributed during such calendar years and on which the Company paid no U.S. federal income tax.

The Company has formed a wholly owned subsidiary, HMS Equity Holding, LLC, which has elected to be a taxable entity (the "Taxable Subsidiary"). The Taxable Subsidiary holds equity investments in portfolio companies which are “pass through” entities for tax purposes in connection with facilitating the Company’s maintenance of its RIC tax status. The Taxable Subsidiary is consolidated for U.S. GAAP reporting purposes, and the portfolio investments held by it are included in the consolidated financial statements as portfolio investments recorded at fair value. The Taxable Subsidiary is not consolidated with the Company for U.S. federal income tax purposes and may generate income tax expense, or benefit, and the related tax assets and liabilities, as a result of its ownership of certain portfolio investments. This income tax expense, or benefit, if any, and the related tax assets and liabilities, are reflected in the Company’s consolidated financial statements.

Listed below is a reconciliation of "Net increase in net assets resulting from operations" to taxable income and to total distributions declared to common stockholders for the six months ended June 30, 2015 and 2014 (dollars in thousands).

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Net increase in net assets resulting from operations	$23,072	$3,092
Net change in unrealized appreciation	(7,807)	(272)
Income tax provision	(89)	(3)
Pre-tax book (income) loss not consolidated for tax purposes	(60)	—
Book income and tax income differences, including debt origination, structuring fees, dividends, realized gains and changes in estimates	(11)	—
Estimated taxable income (1)	15,105	2,817
Taxable income earned in prior year and carried forward for distribution in current year	59	8
Taxable income earned prior to period end and carried forward for distribution next period	(3,692)	(280)
Dividend accrued as of period end and paid-in the following period	2,786	780
Total distributions accrued or paid to common stockholders	$14,258	$3,325

(1)
The Company's taxable income for each period is an estimate and will not be finally determined until the Company files its tax return for each year. Therefore, the final taxable income, and the taxable income earned in each period and carried forward for distribution in the following period, may be different than this estimate.

The income tax expense, or benefit, and the related tax assets and liabilities generated by the Taxable Subsidiary, if any, are reflected in the Company’s Condensed Consolidated Statement of Operations. For the six months ended June 30, 2015 and 2014, the Company recognized a net income tax provision of $(89,000) and $(3,000), respectively, related to deferred taxes of $(101,000) and $0 respectively, and other taxes of $12,000 and $(3,000), respectively. For the six months ended June 30, 2015 and 2014, the other taxes included $0 and $1,000, respectively, related to an accrual for excise tax on the Company’s estimated spillover taxable income and $12,000 and $(4,000), respectively, related to accruals for state and other taxes.

The net deferred tax asset at June 30, 2015 and December 31, 2014 was $95,000 and $0, respectively, primarily related to basis differences of portfolio investments held by the Taxable Subsidiary which are “pass through” entities for tax purposes and $0 net loss carryforwards from historical realized losses on portfolio investments held by the Taxable Subsidiary,

The determination of the tax attributes of the Company’s distributions is made annually at the end of the Company’s taxable year based upon the Company’s taxable income for the full year and distributions paid for the full year. Therefore, a determination made on an interim basis may not be representative of the actual tax attributes of distributions for a full year. The actual tax characteristics of distributions to stockholders will be reported to stockholders annually on a Form 1099-DIV.

Note 8 – Supplemental Cash Flow Disclosures

Listed below are the supplemental cash flow disclosures for the six months ended June 30, 2015 and June 30, 2014 (dollars in thousands):

Supplemental Disclosure of Cash Flow Information	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Cash paid for interest	$3,947	$455
Cash paid for income taxes	$47	$1

Supplemental Disclosure of Non-Cash Flow Information
Stockholder distributions declared and unpaid	$2,786	$780
Stockholder distributions reinvested	$6,848	$1,216
Change in unpaid deferred offering costs	$864	$(199)
Unpaid deferred financing costs	$184	$161

Note 9 — Related Party Transactions and Arrangements

Advisory Agreements and Conditional Fee Waiver

On May 31, 2012, the Company and the Advisers entered into a conditional fee waiver agreement and subsequent amendments, pursuant to which, for a period from June 4, 2012 to December 31, 2013, the Advisers could waive all fees upon the occurrence of any event that, in the Advisers’ sole discretion, is deemed necessary, including (but not automatically triggered by) our estimate that a distribution declared and payable to the Company's stockholders during the fee waiver period represents, or would represent when paid, a return of capital for U.S. federal income tax purposes. The Company refers to this conditional fee waiver agreement (as amended from time to time, the “Conditional Fee Waiver Agreement”). Further, the agreement contains a clause which states that at the sole and absolute discretion of the board of directors, in future periods, previously waived fees may be paid to the Advisers if and only to the extent that the cumulative net increase in net assets resulting from operations exceeds the amount of cumulative distributions paid to stockholders. The previously waived fees are potentially subject to repayment by us, if at all, within a period not to exceed three years from the date of each respective fee waiver.

On December 30, 2013, the Company and the Advisers agreed to an amendment to the Conditional Fee Waiver Agreement which extended the term of the fee waiver with respect to the Adviser through December 31, 2014. The terms of the fee waiver were not extended with respect to the Sub-Adviser, whose waiver expired on December 31, 2013, (except with respect to a subordinated incentive fee on income payable for the period October 1, 2014 to December 31, 2014 which the Sub-Adviser agreed to waive).

On April 15, 2015, the Company and the Advisers agreed to a further amendment (the "Fee Waiver Amendment") to the Conditional Fee Waiver Agreement. Under the Fee Waiver Amendment, the Advisers have agreed to extend the term of the fee waiver with respect to our Adviser through December 31, 2015. The terms of the fee waiver were not extended with respect to the Sub-Adviser (except for the subordinated incentive fee on income for the period January 1, 2015 to June 30, 2015, which the Sub-Adviser has agreed to waive). The Adviser has no obligation to waive fees pursuant to the Conditional Fee Waiver Agreement after December 31, 2015, unless the fee waiver period is further extended.

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

In a separate agreement between the Adviser and the Sub-Adviser dated April 15, 2015 and effective January 1, 2015, the Sub-Adviser agreed to conditionally reimburse the Adviser for 50% of the fees waived each quarter in 2015, up to $200,000 in total waived fees per quarter. If the total amount conditionally reimbursed by the Sub-Adviser in 2015 is less than both (i) 50% of the fees waived by the Adviser for 2015 excluding any previously reimbursed amounts and (ii) $400,000, then the Sub-Adviser shall reimburse the Adviser, in connection with the payment of management fees to the Sub-Adviser for the fourth quarter of 2015, the difference between (A) 50% of the fees waived by the Adviser for 2015 excluding any previously reimbursed amounts minus (B) any amounts conditionally reimbursed by the Sub-Adviser in 2015, up to a maximum of $400,000 of total conditional reimbursements by the Sub-Adviser.

For the three months ended June 30, 2015 and 2014, the Company incurred base management fees of $3.7 million and $1.1 million, respectively, and the Advisers waived base management fees of $0 and $551,000, respectively. Accordingly, net of waivers, the Company paid base management fees of $3.7 million for the three months ended June 30, 2015 and paid base management fees of $550,000 for the three months ended June 30, 2014. For the three months ended June 30, 2015 and 2014, the Company incurred capital gains incentive fees of $0 and $0, respectively, and subordinated incentive fees on income of $930,000 and $0, respectively. For the three months ended June 30, 2015 and 2014, the Advisers waived capital gains incentive fees of $0 and $0, respectively, and subordinated incentive fees on income of $930,000 and $0, respectively.

For the six months ended June 30, 2015 and 2014, the Company incurred base management fees of $6.7 million and $1.7 million, respectively, and the Advisers waived base management fees of $0 and $854,000, respectively. Accordingly, net of waivers, the Company paid base management fees of $6.7 million for the six months ended June 30, 2015 and paid base management fees of $853,000 for the six months ended June 30, 2014. For the six months ended June 30, 2015 and 2014, the Company incurred capital gains incentive fees of $0 and $0, respectively, and subordinated incentive fees on income of $1.3 million and $0, respectively. For the six months ended June 30, 2015 and 2014, the Advisers waived capital gains incentive fees of $0 and $0, respectively, and subordinated incentive fees on income of $1.3 million and $0, respectively.

For the six months ended June 30, 2015 and 2014, the Company did not record an accrual for any previously waived fees. Any future reimbursement of previously waived fees to the Advisers will not be accrued until the reimbursement of the waived fees becomes probable and estimable, which will be upon approval of the Company’s board of directors.

Pursuant to the Investment Advisory Agreement and Sub-Advisory Agreement, the Company is required to pay or reimburse the Advisers for administrative services expenses, which include all costs and expenses related to the Company's day-to-day administration and management not related to advisory services. The Advisers do not earn any profit under their provision of administrative services to the Company. For the three months ended June 30, 2015 and 2014, the Company incurred, and the Advisers waived the reimbursement of, administrative services expenses of $480,000 and $385,000, respectively. For the six months ended June 30, 2015 and 2014, the Company incurred, and the Advisers waived the reimbursement of, administrative services expenses of $917,000 and $714,000, respectively. The Advisers have agreed to waive the reimbursement of administrative services expenses through June 30, 2015. The waiver of the reimbursement of administrative service expenses is not subject to future reimbursement.

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

On December 30, 2013, the Company and the Adviser agreed to an Expense Support and Conditional Reimbursement Agreement, which was subsequently amended on March 31, 2014, June 30, 2014 and September 30, 2014 (as amended, the "2014 Expense Reimbursement Agreement"). On April 15, 2015, the Company and the Adviser agreed to a further amendment to the 2014 Expense Reimbursement Agreement (the "Fourth Amendment"). Under the Fourth Amendment, which is effective December 31, 2014, reimbursement of Expense Support Payments made under the 2014 Expense Reimbursement Agreement shall be made in accordance with and subject to the Fee Waiver Amendment. All other terms of the 2014 Expense Reimbursement Agreement remain unchanged. There is currently no agreement in place for the Adviser to provide Expense Support to the Company after December 31, 2014.

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

Period Ended	Amount of Fee Waivers and Expense Support Payments (dollars in thousands)(1)	Expiration of the Advisers’ Right to Receive Reimbursement of Previously Waived Fees and Expense Support Payments(2)	Amount of Administrative Expense Waivers (dollars in thousands)(3)	Operating Expense Ratio as of the Date of the Fee Waivers(4)	Annualized Distribution Rate as of the Date of the Fee Waivers(5)
June 30, 2012	$49	June 30, 2015	$25	1.35%	7.00%
September 30, 2012	$152	September 30, 2015	$129	1.97%	7.00%
December 31, 2012	$157	December 31, 2015	$284	2.96%	7.00%
March 31, 2013	$84	March 31, 2016	$233	1.86%	7.00%
June 30, 2013	$118	June 30, 2016	$222	1.36%	7.00%
September 30, 2013	$268	September 30, 2016	$234	1.22%	7.00%
December 31, 2013	$467	December 31, 2016	$329	0.49%	7.00%
March 31, 2014	$303	March 31, 2017	$329	1.28%	7.00%
June 30, 2014	$551	June 30, 2017	$385	1.28%	7.00%
September 30, 2014	$1,149	September 30, 2017	$371	1.23%	7.00%
December 31, 2014	$599	December 31, 2017	$412	1.70%	7.00%
March 31, 2015	$358	March 31, 2018	$437	1.78%	7.18%
June 30, 2015	$930	June 30, 2018	$480	1.69%	7.07%

(1)	Fees waived pursuant to the Conditional Fee Waiver Agreement and Expense Support Payments pursuant to the 2013 and 2014 Expense Reimbursement Agreements.

(2)
Subject to the approval of the Company’s board of directors, in future periods, previously waived fees may be paid to the Advisers, if the Company’s cumulative net increase in net assets resulting from operations exceeds the amount of cumulative distributions paid to stockholders. The previously waived fees are potentially subject to repayment by the Company, if at all, within a period not to exceed three years from the date of each respective fee waiver. To date, none of the previously waived fees and Expense Support Payments has been approved for reimbursement by the Company’s board of directors.

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

As of June 30, 2015 and December 31, 2014, the Adviser and Sub-Adviser have incurred approximately $8.6 million and $6.8 million, respectively, of Offering costs on the Company’s behalf. On May 31, 2012, the Company recorded a due to affiliate liability and capitalized the deferred Offering costs as it is expected that the Company will raise sufficient capital that it will be required to reimburse the Advisers for these costs. As of June 30, 2015, the balance of the due to affiliate liability related to unpaid Offering costs was $1.5 million. On a regular basis, management reviews capital raise projections to evaluate the likelihood of the capital raise reaching a level that would require the Company to reimburse the Advisers for the Offering costs incurred on the Company's behalf. Based on the $8.6 million of offering costs incurred by the Advisers through June 30, 2015, the Company would have to raise approximately $573.3 million to be obligated to reimburse the Advisers for all of these costs. Commencing with the Company’s initial closing, which occurred on September 17, 2012, and continuing with every closing thereafter, 1.5% of the proceeds of such closings will be amortized as a charge to additional paid-in capital and a reduction of deferred Offering costs, until such asset is fully amortized. As of June 30, 2015, approximately $7.1 million has been amortized. The Company expects to reimburse the Advisers for such costs incurred on its behalf on a monthly basis up to a maximum aggregate amount of 1.5% of the gross Offering proceeds.

The table below outlines fees incurred and expense reimbursements payable to Hines, Main Street and their affiliates for the six months ended June 30, 2015 and 2014 and amounts unpaid as of June 30, 2015 and December 31, 2014 (dollars in thousands).

	Incurred		Incurred		Unpaid as of
	Three Months Ended June 30,		Six Months Ended June 30,		June 30, 2015	December 31, 2014
Type and Recipient	2015	2014	2015	2014
Base Management Fees (1) - the Adviser, Sub-Adviser	$3,735	$550	$6,742	$853	$3,735	$2,080
Incentive Fees on Income (1) - the Adviser, Sub-Adviser	—	—	—	—	—	—
Capital Gains Incentive Fee (1) - the Adviser, Sub-Adviser	—	—	—	—	—	—
Offering Costs - the Adviser, Sub-Adviser	1,263	694	1,818	1,175	1,524	2,388
Expense Support from Adviser	—	—	—	—	—	—
Other (2) - the Adviser	103	112	168	227	50	62
Selling Commissions - Dealer Manager	4,541	3,112	10,579	5,508	3	—
Dealer Manager Fee - Dealer Manager	2,187	1,534	4,806	2,697	3	—
Due to Affiliates					$5,315	$4,530

(1)	Net of amounts waived by the Adviser and Sub-Adviser.

(2)	Includes amounts the Adviser paid on behalf of the Company such as general and administrative services expenses.

Note 10 – Share Repurchase Plan

Since inception of the share repurchase program, the Company funded the repurchase of $910,000 in shares. For the six months ended June 30, 2015 and 2014, the Company funded $749,000 and $101,000, respectively, for shares tendered for repurchase under the plan approved by the board of directors. Since inception of the share repurchase program, the Company has funded all redemption requests validly tendered and not withdrawn.

Note 11 – Commitments and Contingencies

At June 30, 2015, the Company had a total of approximately $26.9 million in outstanding commitments comprised of (i) eight commitments to fund revolving loans that had not been fully drawn or term loans that had not been funded and (ii) two capital commitment that had not been fully called. At December 31, 2014, the Company had $6.4 million in outstanding commitments comprised of (i) four commitments to fund revolving loans that had not been fully drawn or term loans that had not been funded and (ii) one capital commitment that had not been fully called.

Commitments and Contingencies
(dollars in thousands)
June 30, 2015
Unfunded Loan Commitments
Arcus Hunting, LLC	$1,056
Buca C, LLC	2,000
Datacom, LLC	1,425
Guerdon Modular Holdings, Inc.	400
Jackmont Hospitality, Inc.	1,867
Minute Key, Inc.	2,200
Mystic Logistics, Inc.	200
Volusion, LLC	3,000
Unfunded Capital Commitments
Brightwood Capital Fund III, LP	2,250
Freeport First Lien Loan Fund III, LP	12,500
Total	$26,898

Note 12 – Subsequent Events

From July 1, 2015 through July 31, 2015, the Company has raised approximately $27.1 million in the public offering. During this period, the Company has funded approximately $83.5 million in investments and received proceeds from repayments and dispositions of approximately $21.1 million.

On August 4, 2015, the board of directors received and accepted the resignation of Susan Dudley from her position as the Company's Chief Compliance Officer, effective August 4, 2015. Ms. Dudley’s decision to resign from her position was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. On August 4, 2015, the board of directors appointed Jason Maxwell as the Company's Chief Compliance Officer.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is based on the unaudited condensed consolidated financial statements as of June 30, 2015 and December 31, 2014, and for the three and six months ended June 30, 2015 and 2014. Amounts as of December 31, 2014 included in the unaudited condensed consolidated financial statements have been derived from the Company's audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, as well as the audited consolidated financial statements, notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2014. Capitalized terms used in this Item 2 have the same meaning as in the accompanying condensed consolidated financial statements in Item 1 unless otherwise defined herein.

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

Forward-Looking Statements

Some of the statements in this Report constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this Report may include statements as to:

•	our future operating results;

•	our business prospects and the prospects of our current and prospective portfolio companies;

•	the impact of the investments that we expect to make;

•	the ability of our portfolio companies to achieve their objectives;

•	our expected financings and investments;

•	the adequacy of our cash resources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•
changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, which could result in changes to the value of our assets;

•	the impact of increased competition;

•	our contractual arrangements and relationships with third parties;

•	the dependence of our future success on the general economy, including general economic trends, and its impact on the industries in which we invest;

•	the relative and absolute performance of our Adviser, including in identifying suitable investments for us;

•	our ability to make distributions to our stockholders;

•	the effects of applicable legislation and regulations and changes thereto; and

•	the impact of future acquisitions and divestitures.

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

OVERVIEW

We are a specialty finance company sponsored by Hines that makes debt and equity investments in middle market ("Middle Market") companies, which we define as companies with annual revenues generally between $10 million and $3 billion and in lower middle market ("LMM") companies, which we define as companies with annual revenues generally between $10 million and $150 million. We are an externally managed, non-diversified closed-end investment company that has elected to be treated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). We are, therefore, required to comply with certain regulatory requirements. We have elected to be treated for U.S. federal income tax purposes as a regulated investment company ("RIC"), under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code").
Our primary investment objective is to generate current income through debt and equity investments, and a secondary objective is to generate long-term capital appreciation through such equity and equity related investments. We will invest in senior secured and second lien debt securities issued by Middle Market companies in private placements and negotiated transactions, which are traded in private over-the-counter markets for institutional investors. We will also invest in, and a significant portion of our assets invested in, customized direct secured and unsecured loans to and equity securities of LMM companies, referred to as LMM securities. Typically, our investments in LMM companies will require us to co-invest with Main Street and/or its affiliates. We categorize some of our investments in LMM companies and Middle Market companies as private loan ("Private Loan") portfolio investments. Private Loan investments, often referred to in the debt markets as “club deals,” are investments, generally in debt instruments, that we originate on a collaborative basis with other investment funds. Private Loan investments are typically similar in size, structure, terms and conditions to investments we hold in our LMM portfolio and Middle Market portfolio. Our portfolio also includes other portfolio ("Other Portfolio") investments which primarily consist of investments that are not consistent with the typical profiles for our LMM portfolio investments, Middle Market portfolio investments or Private Loan portfolio investments, including investments which may be managed by third parties.

As a BDC, we are subject to certain regulatory restrictions in making our investments, including limitations on our ability to co-invest with certain affiliates, including Main Street. However, we received an order from the SEC, that permits us, subject to certain conditions, to co-invest with Main Street in certain transactions originated by Main Street and/or our Advisers. The exemptive relief permits us, and certain of our directly or indirectly wholly owned subsidiaries on one hand, and Main Street, and or/certain of its affiliates on the other hand, to co-invest in the same investment opportunities where such investment would otherwise be prohibited under Section 57(a)(4) of the 1940 Act. In addition, we may continue to co-invest with Main Street and/or its affiliates in syndicated deals and secondary loan market purchases where price is the only negotiated point.

As of June 30, 2015, we had investments in 83 Middle Market debt investments, 15 Private Loan debt investments, 12 LMM debt investments, 13 LMM equity investments, one Private Loan equity investment and one Other Portfolio investment with an aggregate fair value of approximately $754.2 million, a cost basis of approximately $760.1 million, and a weighted average effective annual yield of approximately 8.5%. The weighted average annual yield was calculated using the effective interest rates for all investments at June 30, 2015, including accretion of original issue discount and amortization of the premium to par value, the amortization of fees received in connection with transactions. This calculation assumes zero yield for investments on non-accrual status. Approximately 79.2% and 17.8% of our portfolio investments at fair value (excluding our Other Portfolio investments) were secured by first priority liens and second priority liens on portfolio company assets, respectively, with the remainder in unsecured debt investments and equity investments.

The level of new portfolio investment activity will fluctuate from period to period based upon the status of our capital raising efforts under the Offering, our view of the current economic fundamentals, our ability to identify new investment opportunities that meet our investment criteria, and our ability to close on the identified transactions. The level of new investment activity and associated interest and fee income will directly impact future investment income. While we intend to grow our portfolio and our investment income over the long-term, our growth and our operating results may be more limited during depressed economic periods. However, we intend to appropriately manage our cost structure and liquidity position based on applicable economic conditions and our investment outlook. The level of realized gains or losses and unrealized appreciation or depreciation will also fluctuate depending upon portfolio activity and the performance of our individual portfolio companies. The changes in realized gains and losses and unrealized appreciation or depreciation could have a material impact on our operating results.

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

Expenses

On both a short-term and long-term basis, our primary use of funds will be investments in portfolio companies and cash distributions to our stockholders. Our primary operating expenses will be debt service payments, general and administrative expenses, and payment of advisory fees under the Investment Advisory Agreement. The investment advisory fees paid to our Adviser (and the fees paid by our Adviser to our Sub-Adviser pursuant to the Sub-Advisory Agreement) will compensate our Advisers for their work in identifying, evaluating, negotiating, executing, monitoring and servicing our investments. We expect our expenses to fluctuate based upon the amount of assets under management.

We bear all other expenses of our operations and transactions, including fees and expenses relating to:

●	corporate and organizational expenses relating to offerings of our common stock, subject to certain limitations;
●	the cost of calculating our NAV, including the cost of any third-party valuation services;
●	the cost of effecting sales and repurchase of shares of our common stock and other securities;
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

●	costs associated with our reporting and compliance obligations under the 1940 Act and other applicable federal and state securities laws;
●	brokerage commissions for our investments;
●	all other expenses incurred by our Advisers, in performing their obligations subject to the limitations included in the Investment Advisory Agreement and Sub-Advisory Agreement; and
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

During periods of asset growth, we expect our general and administrative expenses to be relatively stable or decline as a percentage of total assets and increase during periods of asset declines.

Base Management Fee, Incentive Fee, Administrative Expense Waiver and Expense Support and Conditional Reimbursement Agreement

On May 31, 2012, we and our Advisers entered into a conditional fee waiver agreement and subsequent amendments, pursuant to which, for a period from June 4, 2012 to December 31, 2013, our Advisers could waive all fees upon the occurrence of any event that, in our Advisers’ sole discretion, is deemed necessary, including (but not automatically triggered by) our estimate that a distribution declared and payable to our stockholders during the fee waiver period represents, or would represent when paid, a return of capital for U.S. federal income tax purposes. We refer to this conditional fee waiver agreement (as amended from time to time, the “Conditional Fee Waiver Agreement”). Further, the agreement contains a clause which states that at the sole and absolute discretion of our board of directors, in future periods, previously waived fees may be paid to our Advisers if and only to the extent that the cumulative net increase in net assets resulting from operations exceeds the amount of cumulative distributions paid to stockholders. The previously waived fees are potentially subject to repayment by us, if at all, within a period not to exceed three years from the date of each respective fee waiver.

On December 30, 2013, we and our Advisers agreed to an amendment to the Conditional Fee Waiver Agreement which extended the term of the fee waiver with respect to our Adviser through December 31, 2014. The terms of the fee waiver were not extended with respect to our Sub-Adviser, whose waiver expired on December 31, 2013, (except with respect to a subordinated incentive fee on income payable for the period October 1, 2014 to December 31, 2014 which our Sub-Adviser agreed to waive).

On April 15, 2015, we and our Advisers agreed to a further amendment (the "Fee Waiver Amendment") to the Conditional Fee Waiver Agreement. Under the Fee Waiver Amendment, our Advisers have agreed to extend the term of the fee waiver with respect to our Adviser through December 31, 2015. The terms of the fee waiver were not extended with respect to our Sub-Adviser (except for the subordinated incentive fee on income for the period January 1, 2015 to June 30, 2015, which our Sub-Adviser has agreed to waive). Our Adviser has no obligation to waive fees pursuant to the Conditional Fee Waiver Agreement after December 31, 2015, unless the fee waiver period is further extended.

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

In a separate agreement between our Adviser and our Sub-Adviser dated April 15, 2015 and effective January 1, 2015, our Sub-Adviser agreed to conditionally reimburse our Adviser for 50% of the fees waived each quarter in 2015, up to $200,000 in total waived fees per quarter. If the total amount conditionally reimbursed by our Sub-Adviser in 2015 is less than both (i) 50% of the fees waived by our Adviser for 2015 excluding any previously reimbursed amounts and (ii) $400,000, then our Sub-Adviser shall reimburse our Adviser, in connection with the payment of management fees to our Sub-Adviser for the fourth quarter of 2015, the difference between (A) 50% of the fees waived by our Adviser for 2015 excluding any previously reimbursed amounts minus (B) any amounts conditionally reimbursed by our Sub-Adviser in 2015, up to a maximum of $400,000 of total conditional reimbursements by our Sub-Adviser.

For the three months ended June 30, 2015 and 2014, we incurred base management fees of $3.7 million and $1.1 million, respectively, and our Advisers waived base management fees of $0 and $551,000, respectively. Accordingly, net of waivers, we paid base management fees of $3.7 million for the three months ended June 30, 2015 and paid base management fees of $550,000 for the three months ended June 30, 2014. For the three months ended June 30, 2015 and 2014, we incurred capital gains incentive fees of $0 and $0, respectively, and subordinated incentive fees on income of $930,000 and $0, respectively. For the three months ended June 30, 2015 and 2014, our Advisers waived capital gains incentive fees of $0 and $0, respectively, and subordinated incentive fees on income of $930,000 and $0, respectively.

For the six months ended June 30, 2015 and 2014, we incurred base management fees of $6.7 million and $1.7 million, respectively, and our Advisers waived base management fees of $0 and $854,000, respectively. Accordingly, net of waivers, we paid base management fees of $6.7 million for the six months ended June 30, 2015 and paid base management fees of $853,000 for the six months ended June 30, 2014. For the six months ended June 30, 2015 and 2014, we incurred capital gains incentive fees of $0 and $0, respectively, and subordinated incentive fees on income of $1.3 million and $0, respectively. For the six months ended June 30, 2015 and 2014, our Advisers waived capital gains incentive fees of $0 and $0, respectively, and subordinated incentive fees on income of $1.3 million and $0, respectively.

For the six months ended June 30, 2015 and 2014, we did not record an accrual for any previously waived fees. Any future reimbursement of previously waived fees to our Advisers will not be accrued until the reimbursement of the waived fees become probable and estimable which will be upon approval of our board of directors. To date, none of the previously waived fees has been approved by our board of directors for reimbursement.

Pursuant to the Investment Advisory Agreement and Sub-Advisory Agreement, we are required to pay or reimburse our Advisers for administrative services expenses, which include all costs and expenses related to our day-to-day administration and management not related to advisory services. For the three months ended June 30, 2015 and 2014, we incurred, and our Advisers waived the reimbursement of, administrative services expenses of $480,000 and $385,000, respectively. For the six months ended June 30, 2015 and 2014, we incurred, and our Advisers waived the reimbursement of, administrative services expenses of $917,000 and $714,000, respectively. Our Advisers have agreed to waive the reimbursement of administrative services expenses through June 30, 2015. The waiver of the reimbursement of administrative service expenses is not subject to future reimbursement.

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

On April 15, 2015, we and our Adviser agreed to an amendment to the 2014 Expense Reimbursement Agreement (the "2014 Expense Reimbursement Amendment"), in which payment of current base management fees and incentive fees shall have priority over the repayment of the 2014 Expense Support Payment to the extent that these fees have not been waived. Under the 2014 Expense Support Amendment, the repayment of the 2014 Expense Support Payment will be considered permanently waived if it has not been reimbursed three years after the 2014 Expense Support Payment was made as described above.

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

PORTFOLIO INVESTMENT COMPOSITION

Our Middle Market portfolio investments primarily consist of direct or secondary purchases of interest-bearing debt securities in companies that are generally larger in size than the LMM companies included in our LMM portfolio. While our Middle Market debt investments are generally secured by a first priority lien, 19.5% of the fair value of our Middle Market portfolio is secured by second priority liens.

Our current LMM portfolio consists of debt investments secured by first and second priority liens (68.0% and 2.6% of the total fair value of the LMM portfolio, respectively) on the assets of the portfolio companies and equity investments (29.4% of the total fair value of the LMM portfolio) in privately held LMM companies. The LMM debt investments generally bear interest at fixed rates and mature between five and seven years from the original investment date. The LMM equity investments represent an equity position or the right to acquire an equity position through warrants.

Our Private Loan portfolio primarily consists of debt investments secured by first and second priority liens (81.6% and 18.3% of the total fair value of the Private Loan portfolio) on the assets of the portfolio companies and an equity investment (0.1% of the total fair value of the Private Loan portfolio) in a Private Loan company as of June 30, 2015. The Private Loan debt investments typically have stated terms between three and seven years from the original investment date.

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

During the six months ended June 30, 2015, we funded investment purchases of approximately $347.6 million and had 10 investments under contract to purchase as of June 30, 2015, for approximately $53.4 million, which settled or are scheduled to settle after June 30, 2015. We also received proceeds from sales and repayments of existing portfolio investments of approximately $70.9 million including $46.0 million in full prepayment and $20.4 million in sales. Additionally, we had four investments under contract to sell as of June 30, 2015, for approximately $11.7 million, which represents the contract sales price. The combined result of which increased our portfolio, on a cost basis, by approximately $272.5 million, or 55.9%, and the number of portfolio investments by 16, or 14.7%, compared to the portfolio as of December 31, 2014. As of June 30, 2015, the largest investment in an individual portfolio company represented approximately 2.5% of our portfolio’s fair value with the remaining investments ranging from 0.001% to 2.2%. The average investment in our portfolio is approximately $6.0 million or 0.8% of the total portfolio. As a result of these transactions, our portfolio has become increasingly diversified across individual portfolio investments, geographic regions, and industries. Further, our total portfolio's investment composition (including our Other Portfolio investments) is comprised of 78.9% first lien debt securities, 17.8% second lien debt securities, with the remainder in unsecured debt investments and equity investments. First lien debt securities have priority over subordinated or other unsecured debt owed by the issuer with respect to the collateral pledged as security for the loan. Due to the relative priority of payment of first lien investments, these generally have lower yields than lower priority, less secured investments.

During the six months ended June 30, 2014, we made investment purchases of approximately $170.5 million and had 21 investments under contract to purchase as of June 30, 2014 for approximately $49.1 million, which settled after June 30, 2014. We also received proceeds from sales and repayments of existing portfolio investments of approximately $26.8 million including $3.4 million in full repayment and $10.7 million in sales and had two investments under contract to sell as of June 30, 2014 for approximately $3.0 million represents the contract sales price.

The result of the aforementioned transactions further diversified our geographic and industry concentrations and based upon our investment rating system, the weighted average rating of our LMM was approximately 3.0 as of both June 30, 2015 and December 31, 2014. Lastly, the overall weighted average effective yield on our investment portfolio has increased from 8.1% at December 31, 2014 to 8.5% as of June 30, 2015.

Summaries of the composition of our total investment portfolio at cost and fair value are shown in the following tables (this information excludes Other Portfolio investments):

	June 30, 2015				December 31, 2014
Cost:	LMM	Private Loan	Middle Market	Total	LMM	Private Loan	Middle Market	Total
First Lien Secured Debt	69.0%	82.2%	80.3%	79.5%	67.9%	76.2%	80.8%	79.4%
Second Lien Secured Debt	2.6%	17.7%	19.3%	17.6%	2.9%	23.8%	18.6%	18.1%
Equity	27.3%	0.1%	—%	2.4%	29.0%	—%	—%	2.0%
Equity warrants	1.1%	—%	—%	0.1%	0.2%	—%	—%	—%
Unsecured Debt	—%	—%	0.4%	0.4%	—%	—%	0.6%	0.5%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	June 30, 2015				December 31, 2014
Fair Value:	LMM	Private Loan	Middle Market	Total	LMM	Private Loan	Middle Market	Total
First Lien Secured Debt	68.0%	81.6%	80.2%	79.2%	67.9%	74.9%	80.9%	79.4%
Second Lien Secured Debt	2.6%	18.3%	19.5%	17.8%	2.9%	25.1%	18.5%	18.0%
Equity	28.3%	0.1%	—%	2.6%	29.0%	—%	—%	2.1%
Equity warrants	1.1%	—%	—%	0.1%	0.2%	—%	—%	—%
Unsecured Debt	—%	—%	0.3%	0.3%	—%	—%	0.6%	0.5%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

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

	June 30, 2015
	Investments at Cost	Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Northeast	$170,315	22.5%	$171,543	22.8%
Southeast	159,391	21.0	160,037	21.3
West	124,242	16.4	122,139	16.3
Southwest	142,222	18.8	136,109	18.1
Midwest	105,131	13.9	106,492	14.2
Non-United States	55,964	7.4	55,010	7.3
Total	$757,265	100.0%	$751,330	100.0%

	December 31, 2014
	Investments at Cost	Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Northeast	$128,556	26.5%	$127,734	27.0%
Southeast	116,737	24.0	116,803	24.7
West	77,402	15.9	73,993	15.7
Southwest	85,291	17.5	77,183	16.3
Midwest	57,270	11.8	56,970	12.1
Non-United States	20,773	4.3	19,604	4.2
Total	$486,029	100.0%	$472,287	100.0%

The following tables show our total investment portfolio composition of portfolio investments by industry at cost and fair value (since the Other Portfolio investment does not represent a single industry, this information excludes Other Portfolio investments)

	Cost		Fair Value
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Hotels, Restaurants, and Leisure	10.3%	7.5%	10.4%	7.6%
Media	8.1%	9.4%	7.9%	9.2%
Oil, Gas, and Consumable Fuels	5.9%	5.6%	5.4%	4.7%
Diversified Consumer Services	5.6%	4.5%	5.6%	4.6%
IT Services	5.6%	7.1%	5.5%	7.1%
Health Care Providers and Services	5.2%	3.7%	5.3%	3.8%
Internet Software and Services	5.0%	2.9%	5.1%	3.0%
Auto Components	3.7%	3.8%	3.7%	3.9%
Energy Equipment and Services	3.6%	3.3%	3.2%	2.7%
Food Products	3.5%	5.1%	3.6%	5.1%
Diversified Telecommunication Services	3.4%	1.4%	3.5%	1.4%
Pharmaceuticals	3.2%	2.1%	3.3%	2.2%
Specialty Retail	3.1%	2.5%	3.0%	2.4%
Software	2.6%	3.7%	2.7%	3.8%
Leisure Equipment and Products	2.4%	1.6%	2.4%	1.6%
Construction and Engineering	2.3%	3.5%	2.3%	3.7%
Electronic Equipment, Instruments & Components	2.0%	2.6%	2.0%	2.7%
Machinery	1.9%	3.0%	1.9%	3.1%
Commercial Services and Supplies	1.9%	2.3%	1.9%	2.3%
Diversified Financial Services	1.8%	—%	1.8%	—%
Tobacco	1.6%	1.7%	1.6%	1.8%
Chemicals	1.6%	3.0%	1.6%	3.1%
Textiles, Apparel, & Luxury Goods	1.4%	2.1%	1.4%	2.2%
Aerospace and Defense	1.3%	1.4%	1.3%	1.4%
Marine	1.0%	1.6%	1.0%	1.7%
Distributors	1.0%	1.6%	1.0%	1.6%
Metals and Mining	1.0%	1.6%	1.0%	1.6%
Personal Products	1.0%	—%	1.0%	—%
Capital Markets	1.0%	—%	1.0%	—%
Building Products	0.9%	—%	1.0%	—%
Food & Staples Retailing	0.9%	—%	1.0%	—%
Internet and Catalog Retail	0.9%	1.5%	0.9%	1.5%
Health Care Equipment and Supplies	0.9%	1.4%	0.9%	1.4%
Insurance	0.8%	1.3%	0.9%	1.4%
Automobiles	0.8%	1.2%	0.8%	1.3%
Professional Services	0.7%	1.2%	0.7%	1.2%
Healthcare Technology	0.6%	1.0%	0.7%	1.0%
Air Freight & Logistics	0.4%	0.6%	0.6%	0.7%
Consumer Finance	0.4%	0.5%	0.4%	0.5%
Containers and Packaging	0.3%	0.5%	0.3%	0.5%
Airlines	0.2%	—%	0.2%	—%
Life Sciences Tools and Services	0.2%	0.3%	0.2%	0.3%
Household Products	—%	1.6%	—%	1.6%
Electric Utilities	—%	0.3%	—%	0.3%
Total	100.0%	100.0%	100.0%	100.0%

PORTFOLIO ASSET QUALITY

As of June 30, 2015, we owned a diversified portfolio of 125 investments in 107 companies representing a wide range of industries. We believe that this diversity adds to the structural protection of the portfolio, revenue sources, income, cash flows and dividends. The portfolio included the following:

▪
83 debt investments in 80 Middle Market portfolio companies with an aggregate fair value of approximately $607.3 million and a cost basis of approximately $612.8 million. The Middle Market portfolio had a weighted average annual effective yield of approximately 8.4% and 80.2% of the investments were secured by first priority liens. Further, 86.8% of the Middle Market investments contain variable rates, though a majority of the investments with variable rates are subject to contractual minimum base interest rates between 100 and 150 basis points.

▪
15 debt investments in 14 Private Loan portfolio companies with an aggregate fair value of approximately $76.0 million and a cost basis of approximately $77.4 million. The Private Loan portfolio had a weighted average annual effective yield of approximately 9.6%, which is calculated assuming the investments on non-accrual status are non-yielding, and 81.6% of the Private Loan investments were secured by first priority liens. Further, 80.1% of the Private Loan investments contain variable rates, though a majority of the investments with variable rates are subject to contractual minimum base interest rates between 100 and 150 basis points.

▪
12 debt investments in 12 LMM portfolio companies with an aggregate fair value of approximately $47.9 million and a cost basis of approximately $47.9 million. The LMM debt investments had a weighted average annual effective yield of approximately 10.8% and 96.4% of the debt investments were secured by first priority liens. Further, 45.9% of the LMM debt investments are fixed rate investments with fixed interest rates between 8.3% and 12.0%. Further, three LMM debt investments, representing approximately 54.1% of the LMM debt investments, have variable interest rates, subject to contractual minimum base interest rates of 100 basis points.

▪
11 equity investments and four equity warrant investments in 11 LMM portfolio companies, one Private Loan portfolio company and one Other Portfolio company with an aggregate fair value of approximately $22.9 million and a cost basis of approximately $21.9 million.

Overall, our investment portfolio had a weighted average effective yield of approximately 8.5%, and 78.9% of our total portfolio's investment composition (including our Other Portfolio investments) was secured by first-priority liens.

As of June 30, 2015, we had two investments in one portfolio company, Clarius BIGS, LLC, that were in default for failure to pay the combined outstanding principal balance of $4.4 million due upon the maturity of the loan. Our Advisers are currently working with the borrower to maximize recovery of the amounts borrowed. As of June 30, 2015, these two investments on non-accrual status comprised approximately 0.3% of the total investment portfolio at fair value and 0.5% of the total investment portfolio at cost. As of December 31, 2014, none of our investments were in default. For those investments in which S&P credit ratings are available, approximately 53.6% of the portfolio, the portfolio had a weighted average effective credit rating of B.

We utilize a rating system developed by our Sub-Adviser to rate the performance of each LMM portfolio company. The investment rating system takes into consideration various factors, including each investment’s expected level of returns, collectability, comparisons to competitors and other industry participants, and the portfolio company’s future outlook.

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

The following table shows the distribution of our LMM portfolio investments on the 1 to 5 investment rating scale at fair value as of June 30, 2015 and December 31, 2014 (dollars in thousands):

	June 30, 2015		December 31, 2014
Investment Rating	Investments at Fair Value	Percentage of Total LMM Portfolio	Investments at Fair Value	Percentage of Total LMM Portfolio
1	$—	—%	$—	—%
2	4,145	6.1	750	2.2
3	61,254	90.3	31,996	95.2
4	2,461	3.6	870	2.6
5	—	—	—	—
Totals	$67,860	100.0%	$33,616	100.0%

Based upon the investment rating system, the weighted average rating of our LMM portfolio at fair value was approximately 3.0 as of both June 30, 2015 and December 31, 2014.

DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS COMPARISONS FOR THE THREE MONTHS ENDED JUNE 30, 2015 AND JUNE 30, 2014

Total Investment Income, Expenses, Net Assets

For the three months ended June 30, 2015 and 2014, our total investment income was approximately $15.4 million and $3.2 million, respectively, consisting predominately of interest income. As of June 30, 2015 the portfolio had a weighted average annual effective yield on investments of approximately 8.5% compared to 7.1% as of June 30, 2014, and our average investment portfolio for the three months ended June 30, 2015 was $707.0 million compared to $195.0 million for the three months ended June 30, 2014. Additionally, during the three months ended June 30, 2015 and 2014, we accreted approximately $765,000 and $197,000, respectively, of unearned income into interest income. The increase in interest income was primarily due to the growth in our total portfolio resulting from the investment of additional equity capital raised and borrowings under our Capital One Credit Facility and Deutsche Bank Credit Facility (combined, our "Credit Facilities"). We believe further increases in investment income in future periods may arise due to (i) a growing base of portfolio company investments, and (ii) investments being held for the entire period relative to incremental net investment activity during each quarter.

For the three months ended June 30, 2015, expenses, net of base management fee, incentive fee and administrative services expenses waivers and expense support payment, were approximately $6.6 million as compared to expenses of approximately $1.4 million for the three months ended June 30, 2014. The increase in expenses is primarily due to increases in management and incentive fees (net of fee waivers) of $3.2 million, interest expense of $2.0 million, and other general and administrative expense of $28,000. Management and incentive fees increased due to an increase in the average gross assets of the Company. Interest expense increased due to an increase in the average borrowings during the period. Average borrowings were $283.5 million for the three months ended June 30, 2015 compared to $55.3 million for the three months ended June 30, 2014. Additionally, interest expense was higher for the three months ended June 30, 2015, due to the increase in amortization of deferred financing costs as a result of costs paid in connection with the Credit Facilities. As of June 30, 2015 and June 30, 2014, the annualized interest rate on borrowings was approximately 3%. Other general and administrative expenses increased due to additional banking costs, trade costs and other costs associated with the increase in the overall portfolio size.

Beginning January 1, 2014, our Sub-Adviser no longer waived its fees, except the subordinated incentive fee on income for the period October 1, 2014 to December 31, 2014 totaling approximately $226,000 and for the period January 1, 2015 to June 30, 2015 totaling approximately $644,000, which our Sub-Adviser has agreed to waive. Our Adviser waived its fees in 2014 in an amount necessary for distributions declared to not represent a return of capital for federal tax purposes. During the three months ended June 30, 2014, our Adviser's management fees were waived, and no incentive fees were accrued or waived during the period. For the three months ended June 30, 2015, the base management and incentive fees, net of fee waivers, were approximately $3.7 million compared to a net fee of $550,000 for the three months ended June 30, 2014.

For the three months ended June 30, 2015, the net increase in net assets resulting from operations (gross of stockholder distributions declared) was approximately $12.9 million. The increase was attributable to net investment income of approximately $8.8 million, realized gains of approximately $127,000, and unrealized appreciation on investments of approximately $4.0 million.

For the three months ended June 30, 2014, the net increase in net assets was approximately $2.0 million. The increase was primarily attributable to net investment income of approximately $1.8 million, realized gains of approximately $82,000 and unrealized appreciation on investments of approximately $44,000.

RESULTS COMPARISONS FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND JUNE 30, 2014

Total Investment Income, Expenses, Net Assets

For the six months ended June 30, 2015 and 2014, our total investment income was approximately $27.2 million and $4.9 million, respectively, consisting predominately of interest income. As of June 30, 2015 the portfolio had a weighted average annual effective yield on investments of approximately 8.5% compared to 7.1% as of June 30, 2014, and our average investment portfolio for the six months ended June 30, 2015 was $629.3 million compared to $152.3 million for the six months ended June 30, 2014. Additionally, during the six months ended June 30, 2015 and 2014, we accreted approximately $1.3 million and $412,000, respectively, of unearned income into interest income. The increase in interest income was primarily due to the growth in our total portfolio resulting from the investment of additional equity capital raised and borrowings under our Credit Facilities. We believe further increases in investment income in future periods may arise due to (i) a growing base of portfolio company investments, and (ii) investments being held for the entire period relative to incremental net investment activity during each quarter.

For the six months ended June 30, 2015, expenses, net of base management fee, incentive fee and administrative services expenses waivers and expense support payment, were approximately $12.1 million as compared to expenses of approximately $2.2 million for the six months ended June 30, 2014. The increase in expenses is primarily due to increases in management and incentive fees (net of fee waivers) of $5.9 million, interest expense of $3.8 million, and other general and administrative expense of $182,000. Management and incentive fees increased due to an increase in the average gross assets of the Company. Interest expense increased due to an increase in the average borrowings during the period. Average borrowings were $250.0 million for the six months ended June 30, 2015 compared to $41.5 million for the six months ended June 30, 2014. Additionally, interest expense was higher for the six months ended June 30, 2015, due to the increase in amortization of deferred financing costs as a result of costs paid in connection with our Credit Facilities. As of June 30, 2015 and June 30, 2014, the annualized interest rate on borrowings was approximately 3%. Other general and administrative expenses increased due to additional banking costs, trade costs and other costs associated with the increase in the overall portfolio size.

Beginning January 1, 2014, our Sub-Adviser no longer waived its fees, except the subordinated incentive fee on income for the period October 1, 2014 to December 31, 2014 totaling approximately $226,000 and for the period January 1, 2015 to June 30, 2015 totaling approximately $644,000, which our Sub-Adviser has agreed to waive. Our Adviser waived its fees in 2014 in an amount necessary for distributions declared to not represent a return of capital for federal tax purposes. During the six months ended June 30, 2014, our Adviser's management fees were waived, and no incentive fees were accrued or waived during the period. For the six months ended June 30, 2015, the base management and incentive fees, net of fee waivers, were approximately $6.7 million compared to a net fee of $853,000 for the six months ended June 30, 2014.

For the six months ended June 30, 2015, the net increase in net assets resulting from operations (gross of stockholder distributions declared) was approximately $23.1 million. The increase was attributable to net investment income of approximately $15.1 million, realized gains of approximately $147,000, and unrealized appreciation on investments of approximately $7.8 million.

For the six months ended June 30, 2014, the net increase in net assets was approximately $3.1 million. The increase was primarily attributable to net investment income of approximately $2.7 million, realized gains of approximately $151,000 and unrealized appreciation on investments of approximately $272,000.

Liquidity and Capital Resources

Cash Flows

For the six months ended June 30, 2015, we experienced a net decrease in cash and cash equivalents of approximately $2.7 million. During that period, approximately $263.8 million of cash was used in our operating activities, which primarily consisted of the purchase of new portfolio investments of $347.6 million, offset by a net increase in net assets resulting from operations of approximately $23.1 million and principal repayments from and sales of investments in portfolio companies of $70.9 million. During the six months ended June 30, 2015, approximately $261.1 million was generated from financing activities, which principally consisted of a net $120.1 million increase in borrowings under the Credit Facilities, and $151.2 million in net Offering proceeds received, offset by $6.4 million in cash distributions paid to stockholders and $3.1 million paid for financing costs related to our Credit Facilities amendments during the six months ended June 30, 2015.

For the six months ended June 30, 2014, we experienced a net increase in cash and cash equivalents of approximately $6.0 million. During that period, approximately $139.5 million of cash was used in our operating activities, which primarily consisted of the purchase of new portfolio debt investments of $170.5 million, offset by a net increase in net assets resulting from the operations of approximately $3.1 million and principal repayments from and sales of investments in portfolio companies of $26.8 million. During the six months ended June 30, 2014, approximately $145.5 million was generated from financing activities, which principally consisted of a net $69.0 million increase in borrowings under the Capital One Credit Facility and $79.7 million in net Offering proceeds received, offset by $1.6 million in cash distributions paid to stockholders and $1.6 million paid for fees related to our Capital One Credit Facility amendment entered into during the quarter.

Initial Offering

During the six months ended June 30, 2015, we raised proceeds of $178.8 million from the Offering, including proceeds from the distribution reinvestment plan, and made payments of $15.4 million for selling commissions and dealer manager fees. We also incurred an obligation for $2.7 million of costs related to the Offering.

During the six months ended June 30, 2014, we raised proceeds of $91.4 million from the Offering, including proceeds from the distribution reinvestment plan, and made payments of $7.7 million for selling commissions and dealer manager fees. We also incurred an obligation for $1.4 million of costs related to the Offering.

Distributions

The following table reflects the cash distributions per share that we have declared on our common stock during the six months ended June 30, 2015 (dollars in thousands except per share amounts).

	Distributions
For the Period Ended	Per Share	Amount
Three months ended June 30, 2015	$0.18	$7,998
Three months ended March 31, 2015	$0.17	$6,260

The following table reflects the cash distributions per share that we have declared on our common stock during the six months ended June 30, 2014 (dollars in thousands except per share amounts).

	Distributions
For the Period Ended	Per Share	Amount
Three months ended June 30, 2014	$0.18	$2,049
Three months ended March 31, 2014	$0.17	$1,276

On June 25, 2015, with the authorization of our board of directors, we declared distributions to our stockholders for the period of July 2015 through September 2015. These distributions have been, or will be, calculated based on stockholders of record each day from July 1, 2015 through September 30, 2015 in an amount equal to $0.00191781 per share, per day. Distributions are paid on the first business day following the completion of each month to which they relate.

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

In order to satisfy the Code requirements applicable to a RIC, we must distribute to our stockholders substantially all of our taxable income on an annual basis. However, we may elect to spill over certain excess undistributed taxable income from one taxable year into the next taxable year, which would require us to pay a 4% non-deductible excise tax on such excess undistributed taxable income. In 2014, we estimated that approximately $59,000, or $0.0019 per share, of our taxable income for 2014 will be distributed in 2015, prior to the filing of our U.S. federal income tax return for our 2014 taxable year. We anticipate none of this will be subject to the 4% nondeductible excise tax. In order to avoid excise tax, we need to distribute, in respect of each calendar year dividends of an amount at least equal to the sum of (1) 98.0% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our Capital Gain Net Income, adjusted for certain losses, for the one year period ending on October 31st of such calendar year (or, if we so elect, for the calendar year) and (3) any net ordinary income and Capital Gain Net Income for the preceding calendar years that was not distributed during such calendar years and on which we paid no U.S. federal income tax.

Capital Resources

As of June 30, 2015, we had approximately $17.2 million in cash and cash equivalents and our NAV totaled approximately $428.9 million equating to approximately $8.69 per share. The change from the December 31, 2014 NAV per share of $8.40 was largely due to the unrealized appreciation on investments in the portfolio. The unrealized appreciation on investments in our portfolio was primarily driven by the improvements in the high yield bond and leveraged loan markets and by some improvements in value of our investments in the oil and gas sector.

We anticipate that we will continue to fund our investment activities through existing cash, capital raised from our Offering, and borrowings on our Credit Facilities. Our primary uses of funds in both the short-term and long-term will be investments in portfolio companies, operating expenses and cash distributions to holders of our common stock.

As of June 30, 2015, we had $95.0 million outstanding and $30.0 million available under our Capital One Credit Facility, and $208.0 million outstanding and $127.0 million available under the Deutsche Bank Credit Facility, both of which we estimated approximated fair value and subject to certain limitations and the asset coverage restrictions under the 1940 Act.

During the six months ended June 30, 2015, we raised proceeds of $178.8 million from the Offering, including proceeds from the distribution reinvestment plan, and made payments of $15.4 million for selling commissions and dealer manager fees. We also incurred an obligation of $2.7 million of costs related to the Offering.

As a BDC, we generally are required to meet a coverage ratio of total assets to total senior securities, which include borrowings and any preferred stock we may issue in the future, of at least 200%. As of June 30, 2015, our asset coverage ratio under BDC regulations was 230% when including unfunded commitments as a senior security. As of December 31, 2014, our asset coverage ratio under BDC regulations was 242%. This requirement limits the amount that we may borrow. As of June 30, 2015, considering these limitations, we had the ability to draw upon the entire $157.0 million of remaining capacity in our Credit Facilities.

Although we have been able to secure access to potential additional liquidity, through proceeds from the Offering and also by entering into our Credit Facilities, there is no assurance that equity or debt capital will be available to us in the future on favorable terms, or at all.

Related-Party Transactions and Agreements

We have entered into agreements with the Adviser, the Sub-Adviser and our Dealer Manager, whereby we pay certain fees and reimbursements to these entities. These include payments to our Dealer Manager for selling commissions and the Dealer Manager fee and payments to our Adviser for reimbursement of Offering costs. In addition, we make payments for certain services that include the identification, execution, and management of our investments and also the management of our day-to-day operations provided to us by our Adviser and Sub-Adviser, pursuant to various agreements that we have entered into. See Note 9-Related Party Transactions and Arrangements to the financial statements included elsewhere in this report on Form 10-Q for additional information regarding related party transactions.

 Contractual Obligations

As of June 30, 2015, we had $303.0 million in borrowings outstanding under our Credit Facilities. Unless extended, our Capital One Credit Facility will expire March 11, 2017, and the Deutsche Bank Credit Facility will mature on June 16, 2020. Our Capital One Credit Facility has two, one-year extension options, with lender approval that, if approved and exercised, would permit us to extend the maturity to March 11, 2019. See Note 4-Borrowings to the financial statements included elsewhere in this Report on Form 10-Q for a description of our Credit Facilities.

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings at June 30, 2015 is as follows:

	Payments Due By Period (dollars in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Capital One Credit Facility (1)	$95,000	$—	$95,000	$—	$—
Deutsche Bank Credit Facility (2)	$208,000	$—	$—	$208,000	$—

(1)	At June 30, 2015, $30.0 million remained available under our Capital One Credit Facility, subject to the asset coverage ratio restrictions imposed by the 1940 Act, as discussed above.

(2)	At June 30, 2015, $127.0 million remained available under our Deutsche Bank Credit Facility, subject to the asset coverage ratio restrictions imposed by the 1940 Act, as discussed above.

Off-Balance Sheet Arrangements

At June 30, 2015, we had a total of approximately $26.9 million in outstanding commitments comprised of (i) eight commitments to fund revolving loans that had not been fully drawn or term loans that had not been funded and (ii) two capital commitments that had not been fully called. At December 31, 2014, we had $6.4 million in outstanding commitments comprised of (i) four commitments to fund revolving loans that had not been fully drawn or term loans that had not been funded and (ii) one capital commitment that had not been fully called.

Commitments and Contingencies
(dollars in thousands)
June 30, 2015
Unfunded Loan Commitments
Arcus Hunting, LLC	$1,056
Buca C, LLC	2,000
Datacom, LLC	1,425
Guerdon Modular Holdings, Inc.	400
Jackmont Hospitality, Inc.	1,867
Minute Key, Inc.	2,200
Mystic Logistics, Inc.	200
Volusion, LLC	3,000
Unfunded Capital Commitments
Brightwood Capital Fund III, LP	2,250
Freeport First Lien Loan Fund III, LP	12,500
Total	$26,898

Recent Developments and Subsequent Events

From July 1, 2015 through July 31, 2015, we have raised approximately $27.1 million in the public offering. During this period, we have funded approximately $83.5 million in investments and received proceeds from repayments and dispositions of approximately $21.1 million.

On August 4, 2015, our board of directors received and accepted the resignation of Susan Dudley from her position as our Chief Compliance Officer, effective August 4, 2015. Ms. Dudley’s decision to resign from her position was not the result of any disagreement with us on any matter relating to our operations, policies or practices. On August 4, 2015, our board of directors appointed Jason Maxwell as our Chief Compliance Officer.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, in particular changes in interest rates. Changes in interest rates may affect our interest income from portfolio investments, the fair value of our fixed income investments, and our cost of funding.

Our interest income will be affected by changes in various interest rates, including LIBOR and prime rates, to the extent any of our debt investments include floating interest rates. As of June 30, 2015, approximately 83.6% of our LMM, Private Loan, and Middle Market portfolio debt investments (based on cost) contained floating interest rates. We generally invest in floating rate debt instruments, meaning that the interest rate payable on such instrument resets periodically based upon changes in a specified interest rate index, typically the one-month LIBOR. At June 30, 2015, the one-month LIBOR was approximately 0.2%. However, many of our investments provide that the specified interest rate index on such instruments will never fall below a level, or floor, generally between 100 and 150 basis points, equal to 1.0% to 1.5%, regardless of the level of the specified index rate. Given that most floating rate debt investments have index floors at or above 100 basis points, a decline in index rates is not expected to result in a change to interest income.

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

Further, because we borrow money to make investments, our net investment income is partially dependent upon the difference between the interest rate at which we invest borrowed funds and the interest rate at which we borrow funds. In periods of rising interest rates and when we have borrowed capital with floating interest rates, our interest expense will increase, which will increase our financing costs and reduce our net investment income, especially to the extent we hold fixed-rate debt investments. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

The following table shows the approximate annualized increase or decrease (dollars in thousands) in the components of net investment income due to hypothetical interest rate index changes, assuming no changes in our investments and borrowings as of June 30, 2015.

Change in interest rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 20 basis points	$—	$(606)	$606
Up 100 basis points	957	3,030	(2,073)
Up 200 basis points	6,917	6,060	857
Up 300 basis points	13,048	9,090	3,958

Although we believe that this analysis is indicative of our existing sensitivity to interest rate changes, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowing under the Credit Facilities or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. As of June 30, 2015, we had not entered into any interest rate hedging arrangements.

Item 4.    Controls and Procedures.

In accordance with Securities Exchange Act of 1934, as amended (the "Exchange Act") Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2015, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the six months ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

•	may have difficulty accessing the capital markets to meet future capital needs, which may limit their ability to grow or to repay their outstanding indebtedness upon maturity.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Repurchases of our common stock pursuant to our tender offer are as follows:

Period	Total Number of Shares (or Units) Purchased	Average Price per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs		Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in millions)
April 1, 2015 through April 30, 2015	—	$—	52,099.83		—
May 1, 2015 through May 31, 2015	—	$—	52,099.83		—
June 1, 2015 through June 30, 2015	52,799.32	$8.71	104,899.15	(1)	—

(1)
On May 11, 2015, we filed a Schedule TO with the SEC pursuant to which offered to purchase up to 578,584.51 shares of our outstanding common stock. The tender offer terminated at 5:00 P.M., Central Time, on June 19, 2015, and 52,799.32 shares were validly tendered and not withdrawn pursuant as of such date. We purchased on June 24, 2015 (the initial funding date) 48,799.32 shares validly tendered and not withdrawn on such date, and, on July 9, 2015, we purchased an additional 4,000.00 Shares validly tendered and not withdrawn (the final funding date), in each case, at a price of $8.71 per Share, which is the NAV per share as of June 23, 2015, for an aggregate purchase price of approximately $459,822.

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

3.2	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.2 to the Annual Report on Form 10-K, filed on March 27, 2013 (File No. 814-000939) and incorporated herein by reference).
10.1
Fourth Amendment to Amended and Restated Conditional Fee Waiver Agreement, dated April 15, 2015, by and between HMS Income Fund, Inc., HMS Adviser LP, and MSC Adviser I, LLC (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed April 21, 2015 (File No. 814-000939) and incorporated herein by reference).

10.2
Amendment to Expense Support and Conditional Reimbursement Agreement, dated April 15, 2015, by and between HMS Income Fund, Inc. and HMS Adviser LP (filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed April 21, 2015 (File No. 814-000939) and incorporated herein by reference).

10.3
Fourth Amendment to Expense Support and Conditional Reimbursement Agreement, dated April 15, 2015, by and between HMS Income Fund, Inc. and HMS Adviser LP (filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed April 21, 2015 (File No. 814-000939) and incorporated herein by reference).

10.4
Amendment No. 4 to the Loan Financing and Servicing Agreement, dated as of May 5, 2015, by and among HMS Funding I LLC, as Borrower, HMS Income Fund, Inc., as Equityholder and Servicer, the financial institutions party thereto as lenders, Deutsche Bank AG, New York branch as Administrative Agent and as a lender and U.S. Bank National Association, as Collateral Agent and Collateral Custodian (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed May 8, 2015 (File No. 814-000939) and incorporated herein by reference).

10.5
Third Amendment to Senior Secured Revolving Credit Agreement, dated as of May 13, 2015, by and among HMS Income Fund, Inc., as borrower, the financial institutions party thereto as lenders, Capital One, National Association, as Lead Arranger, Sole Book Runner and Administrative Agent, and HMS Equity Holding, LLC as Guarantor (Filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the SEC on May 15, 2015 (File No. 814-00939) and incorporated by reference herein).

10.6
Amended and Restated Loan Financing and Servicing Agreement dated as of May 18, 2015 by and between HMS Funding I LLC, as Borrower, HMS Income Fund, Inc, as Equityholder and Servicer, the financial institutions party thereto as lenders, Deutsche Bank AG, New York branch, as Administrative Agent and as a lender, and U.S. Bank National Association, as Collateral Agent and Collateral Custodian (Filed as Exhibit 10.1 to the Registrant's current report on Form 8-K filed with the SEC on May 22, 2015 (File No. 814-00939) and incorporated by reference herein).

10.7
Fourth Amendment to Senior Secured Revolving Credit Agreement, dated as of May 29, 2015, by and among HMS Income Fund, Inc., as borrower, the financial institutions party thereto as lenders, Capital One, National Association, as Lead Arranger, Sole Book Runner and Administrative Agent, and HMS Equity Holding, LLC as Guarantor (Filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the SEC on June 2, 2015 (File No. 814-00939) and incorporated by reference herein).

10.8
First Amendment to the Amended and Restated Loan Financing and Servicing Agreement, dated as of June 17, 2015, by and among HMS Funding I, LLC, as Borrower, HMS Income Fund, Inc., as Equityholder and Servicer, the financial institutions party thereto as Lenders, U.S. Bank National Association, as Collateral Agent and Deutsche Bank AG, New York Branch, as Administrative Agent (Filed as Exhibit 10.1 to the Registrant's current report on Form 8-K filed with the SEC on June 23, 2015 (File No. 814-00939) and incorporated by reference herein).

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

HMS INCOME FUND, INC.

Date:	August 10, 2015	By:	/s/ SHERRI W. SCHUGART
Sherri W. Schugart
Chairman, Chief Executive Officer and President

Date:	August 10, 2015	By:	/s/ RYAN T. SIMS
Ryan T. Sims
Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit No.	Description
3.1
Articles of Amendment and Restatement (filed as Exhibit (a)(2) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-178548), filed on May 31, 2012 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.2 to the Annual Report on Form 10-K, filed on March 27, 2013 (File No. 814-000939) and incorporated herein by reference).
10.1
Fourth Amendment to Amended and Restated Conditional Fee Waiver Agreement, dated April 15, 2015, by and between HMS Income Fund, Inc., HMS Adviser LP, and MSC Adviser I, LLC (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed April 21, 2015 (File No. 814-000939) and incorporated herein by reference).

10.2
Amendment to Expense Support and Conditional Reimbursement Agreement, dated April 15, 2015, by and between HMS Income Fund, Inc. and HMS Adviser LP (filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed April 21, 2015 (File No. 814-000939) and incorporated herein by reference).

10.3
Fourth Amendment to Expense Support and Conditional Reimbursement Agreement, dated April 15, 2015, by and between HMS Income Fund, Inc. and HMS Adviser LP (filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed April 21, 2015 (File No. 814-000939) and incorporated herein by reference).

10.4
Amendment No. 4 to the Loan Financing and Servicing Agreement, dated as of May 5, 2015, by and among HMS Funding I LLC, as Borrower, HMS Income Fund, Inc., as Equityholder and Servicer, the financial institutions party thereto as lenders, Deutsche Bank AG, New York branch as Administrative Agent and as a lender and U.S. Bank National Association, as Collateral Agent and Collateral Custodian (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed May 8, 2015 (File No. 814-000939) and incorporated herein by reference).

10.5
Third Amendment to Senior Secured Revolving Credit Agreement, dated as of May 13, 2015, by and among HMS Income Fund, Inc., as borrower, the financial institutions party thereto as lenders, Capital One, National Association, as Lead Arranger, Sole Book Runner and Administrative Agent, and HMS Equity Holding, LLC as Guarantor (Filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the SEC on May 15, 2015 (File No. 814-00939) and incorporated by reference herein).

10.6
Amended and Restated Loan Financing and Servicing Agreement dated as of May 18, 2015 by and between HMS Funding I LLC, as Borrower, HMS Income Fund, Inc, as Equityholder and Servicer, the financial institutions party thereto as lenders, Deutsche Bank AG, New York branch, as Administrative Agent and as a lender, and U.S. Bank National Association, as Collateral Agent and Collateral Custodian (Filed as Exhibit 10.1 to the Registrant's current report on Form 8-K filed with the SEC on May 22, 2015 (File No. 814-00939) and incorporated by reference herein).

10.7
Fourth Amendment to Senior Secured Revolving Credit Agreement, dated as of May 29, 2015, by and among HMS Income Fund, Inc., as borrower, the financial institutions party thereto as lenders, Capital One, National Association, as Lead Arranger, Sole Book Runner and Administrative Agent, and HMS Equity Holding, LLC as Guarantor (Filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the SEC on June 2, 2015 (File No. 814-00939) and incorporated by reference herein).

10.8
First Amendment to the Amended and Restated Loan Financing and Servicing Agreement, dated as of June 17, 2015, by and among HMS Funding I, LLC, as Borrower, HMS Income Fund, Inc., as Equityholder and Servicer, the financial institutions party thereto as Lenders, U.S. Bank National Association, as Collateral Agent and Deutsche Bank AG, New York Branch, as Administrative Agent (Filed as Exhibit 10.1 to the Registrant's current report on Form 8-K filed with the SEC on June 23, 2015 (File No. 814-00939) and incorporated by reference herein).

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