Form 10-Q
period 2015-09-30
HMS INCOME FUND, INC.
filed 2015-11-10
CIK 1535778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

The issuer had 58,505,563 shares of common stock outstanding as of October 31, 2015.

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

PART I — FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

HMS Income Fund, Inc.
Condensed Consolidated Balance Sheets
(dollars in thousands, except share and per share amounts)

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Portfolio investments at fair value:
Non-Control/Non-Affiliate investments (amortized cost: $870,584 and $465,663 as of September 30, 2015 and December 31, 2014, respectively)	$844,062	$451,917
Affiliate investments (amortized cost: $17,035 and $7,420 as of September 30, 2015 and December 31, 2014, respectively)	18,299	7,424
Control investments (amortized cost: $14,336 and $14,521 as of September 30, 2015 and December 31, 2014, respectively)	14,336	14,521
Total portfolio investments (amortized cost: $901,955 and $487,604 as of September 30, 2015 and December 31, 2014, respectively)	876,697	473,862

Cash and cash equivalents	18,634	19,868
Interest receivable	7,922	4,328
Receivable for securities sold	2,489	3,014
Prepaid and other assets	1,512	338
Deferred offering costs (net of accumulated amortization of $8,073 and $4,428 as of September 30, 2015 and December 31, 2014, respectively)	1,330	2,388
Deferred financing costs (net of accumulated amortization of $1,022 and $582 as of September 30, 2015 and December 31, 2014, respectively)	5,155	2,426
Total assets	$913,739	$506,224

LIABILITIES
Accounts payable and other liabilities	$517	$246
Payable for unsettled trades	3,196	6,249
Stockholder distributions payable	3,181	1,760
Due to affiliates	5,736	4,530
Payable for securities purchased	38,966	50,512
Notes payable	395,000	182,864
Total liabilities	446,596	246,161

Commitments and Contingencies (Note 11)

NET ASSETS
Common stock, $.001 par value; 150,000,000 shares authorized, 55,912,465 and 30,967,120 issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	56	31
Additional paid-in capital	491,186	273,774
Accumulated net investment income, net of stockholder distributions	1,160	—
Net unrealized (depreciation)	(25,259)	(13,742)
Total net assets	467,143	260,063

Total liabilities and net assets	$913,739	$506,224

Net asset value per share	$8.35	$8.40

See notes to the condensed consolidated financial statements.

HMS Income Fund, Inc.
Condensed Consolidated Statements of Operations
(dollars in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
INVESTMENT INCOME:
Interest, fee and dividend income:
Non-Control/Non-Affiliate investments	$16,753	$5,610	$43,023	$10,481
Affiliate investments	340	37	774	37
Control investments	232	—	702	—
Total interest, fee and dividend income	17,325	5,647	44,499	10,518
EXPENSES:
Interest expense	3,161	1,135	7,643	1,857
Base management and incentive fees	4,433	1,642	12,462	3,349
Administrative services expenses	517	371	1,434	1,084
Professional fees	117	131	426	419
Insurance	48	49	145	144
Other general and administrative	178	166	604	409
Expenses before fee and expense waivers	8,454	3,494	22,714	7,262
Waiver of management and incentive fees	(155)	(821)	(1,442)	(1,675)
Waiver of administrative services expenses	(517)	(371)	(1,434)	(1,084)
Expense support payment from Adviser	—	(328)	—	(328)
Total expenses, net of fee and expense waivers	7,782	1,974	19,838	4,175

NET INVESTMENT INCOME	9,543	3,673	24,661	6,343

NET REALIZED GAIN (LOSS) FROM INVESTMENTS
Non-Control/Non-Affiliate investments	(17)	65	130	216
Affiliate investments	—	—	—	—
Control investments	—	—	—	—
Total realized gain (loss) from investments	(17)	65	130	216

NET REALIZED INCOME	9,526	3,738	24,791	6,559

NET UNREALIZED APPRECIATION (DEPRECIATION)
Non-Control/Non-Affiliate investments	(19,554)	(1,906)	(12,777)	(1,633)
Affiliate investments	230	6	1,260	6
Control investments	—	—	—	—
Total net unrealized appreciation (depreciation)	(19,324)	(1,900)	(11,517)	(1,627)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(9,798)	$1,838	$13,274	$4,932
NET INVESTMENT INCOME PER SHARE – BASIC AND DILUTED	$0.18	$0.20	$0.55	$0.51
NET REALIZED INCOME PER SHARE	$0.18	$0.20	$0.55	$0.52
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE – BASIC AND DILUTED	$(0.18)	$0.10	$0.29	$0.39
DISTRIBUTIONS DECLARED PER SHARE	$0.17	$0.17	$0.52	$0.52
WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	53,110,952	18,334,912	45,129,210	12,528,035

See notes to the condensed consolidated financial statements.

HMS Income Fund, Inc.
Condensed Consolidated Statements of Change in Net Assets
For the Nine Months Ended September 30, 2015 and September 30, 2014
(dollars in thousands, except number of shares)
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Net Investment Income, Net of Stockholder Distributions	Accumulated Net Realized Gain, Net of Stockholder Distributions	Net Unrealized Appreciation (Depreciation)	Total Net Assets
Balance at December 31, 2014	30,967,120	$31	$273,774	$—	$—	$(13,742)	$260,063
Issuance of common stock	25,114,151	25	242,978	—	—	—	243,003
Redemption of common stock	(168,806)	—	(1,445)	—	—	—	(1,445)
Selling commissions and dealer manager fees	—	—	(20,476)	—	—	—	(20,476)
Offering costs	—	—	(3,645)	—	—	—	(3,645)
Stockholder distributions declared	—	—	—	(23,501)	(130)	—	(23,631)
Net increase (decrease) in net assets resulting from operations	—	—	—	24,661	130	(11,517)	13,274
Balance at September 30, 2015	55,912,465	$56	$491,186	$1,160	$—	$(25,259)	$467,143

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Net Investment Income, Net of Stockholder Distributions	Accumulated Net Realized Gain, Net of Stockholder Distributions	Net Unrealized Appreciation (Depreciation)	Total Net Assets
Balance at December 31, 2013	5,396,967	$5	$47,600	$—	$—	$472	$48,077
Issuance of common stock	16,481,459	17	163,017	—	—	—	163,034
Redemption of common stock	(11,825)	—	(101)	—	—	—	(101)
Selling commissions and dealer manager fees	—	—	(14,799)	—	—	—	(14,799)
Offering costs	—	—	(2,446)	—	—	—	(2,446)
Stockholder distributions declared	—	—	—	(6,343)	(216)	—	(6,559)
Net increase (decrease) in net assets resulting from operations	—	—	—	6,343	216	(1,627)	4,932
Balance at September 30, 2014	21,866,601	$22	$193,271	$—	$—	$(1,155)	$192,138

See notes to the condensed consolidated financial statements.

HMS Income Fund, Inc.
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)
(Unaudited)

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$13,274	$4,932
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Principal repayments received and proceeds from sales of investments in portfolio companies	110,813	69,405
Investments in portfolio companies	(533,963)	(333,882)
Net unrealized depreciation of portfolio investments	11,517	1,627
Net realized (gain) on sale of portfolio investments	(130)	(216)
Amortization of deferred financing costs	813	265
Accretion of unearned income	(2,322)	(642)
Net payment-in-kind interest accrual	(716)	(144)
Changes in other assets and liabilities:
Interest receivable	(3,594)	(2,799)
Prepaid and other assets	(229)	(208)
Due from Main Street Capital Corporation	—	4
Due to affiliates	5,900	2,828
Accounts payable and other liabilities	271	202
Payable for unsettled trades	(3,053)	74
Net cash used in operating activities	(401,419)	(258,554)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	227,755	158,008
Redemption of common shares	(1,445)	(101)
Payment of selling commissions and dealer manager fees	(20,468)	(14,796)
Payment of offering costs	(3,644)	(2,447)
Payment of stockholder distributions	(10,607)	(3,077)
Repayments on notes payable	(106,664)	(95,636)
Proceeds from notes payable	318,800	223,500
Payment of deferred financing costs	(3,542)	(2,414)
Net cash provided by financing activities	400,185	263,037

Net increase (decrease) in cash and cash equivalents	(1,234)	4,483

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	19,868	6,356

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$18,634	$10,839

See notes to the condensed consolidated financial statements.

HMS Income Fund, Inc. Condensed Consolidated Schedule of Investments
As of September 30, 2015
(dollars in thousands) (Unaudited)
Portfolio Company (1) (3)	Business Description	Type of Investment (2) (3)	Principal (7)	Cost (7)	Fair Value

Control Investments (6)
GRT Rubber Technologies, LLC (8) (10) (13)	Engineered Rubber Product Manufacturer	LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.00%, Secured Debt (Maturity - December 19, 2019)	$8,044	$7,901	$7,901
		Member Units (2,896 shares)	—	6,435	6,435
				14,336	14,336

Subtotal Control Investments (6) (2% of total investments at fair value)				$14,336	$14,336

Affiliate Investments (4)
AFG Capital Group, LLC (10) (13)	Provider of Rent-to-Own Financing Solutions and Services	11.00% Secured Debt (Maturity Date -November 7, 2019)	$3,140	$3,016	$3,016
		Member Units (46 shares)	—	300	425
		Warrants (10 equivalent shares)	—	65	102
				3,381	3,543
HWT, LLC (8) (10) (13)	Temporary Staffing Solutions	LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 10.50%, Secured Debt (Maturity Date - July 2, 2020)	2,494	2,427	2,427
		Member Units (800 shares)	—	986	986
				3,413	3,413
M.H. Corbin, LLC (10) (13)	Manufacturer and Distributor of Traffic Safety Products	10.00% Secured Debt (Maturity Date -August 31, 2020)	3,500	3,465	3,465
		Member Units (1,000 shares)	—	1,500	1,500
				4,965	4,965
Mystic Logistics, Inc. (10) (13)	Logistics and Distribution Services Provider for Large Volume Mailers	12.00% Secured Debt (Maturity Date -August 15, 2019)	2,362	2,296	2,361
		Common Stock (1,468 shares) (16)	—	680	1,645
				2,976	4,006
SoftTouch Medical Holdings LLC (8) (10) (13)	Home Provider of Pediatric Durable Medical Equipment	LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.00%, Secured Debt (Maturity Date - October 31, 2019)	1,455	1,430	1,430
		Member Units (798 shares) (16)	—	870	942
				2,300	2,372

Subtotal Affiliate Investments (4) (2% of total investments at fair value)				$17,035	$18,299

Non-Control/Non-Affiliate Investments (5)
Ability Network Inc. (8)	Health Care Information Technology	LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity - May 14, 2021)	$4,938	$4,891	$4,931
Allflex Holdings III Inc. (8)	Manufacturer of Livestock Identification Products	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity - July 19, 2021) (14)	14,922	15,014	14,744
AmeriTech College Operations, LLC (10) (13)	For-Profit Nursing and Healthcare College	10.00% Secured Debt, (Maturity - January 31, 2020)	436	435	388
AMF Bowling Centers, Inc. (8)	Bowling Alley Operator	LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.25%, Secured Debt (Maturity - September 18, 2021)	13,882	13,809	13,848
AP Gaming I, LLC (8) (11)	Developer, Manufacturer, and Operator of Gaming Machines	LIBOR Plus 8.25% (Floor 1.00%), Current Coupon 9.25%, Secured Debt (Maturity - December 21, 2020)	11,436	11,315	11,303
Aptean, Inc. (8)	Enterprise Application Software Provider	LIBOR Plus 4.25% (Floor 1.00%), Current Coupon 5.25%, Secured Debt (Maturity - February 26, 2020)	4,426	4,426	4,360
Arcus Hunting, LLC (8) (11)	Manufacturer of Bowhunting and Archery Products and Accessories	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity - November 13, 2019)	5,438	5,327	5,327
Artel, LLC (8)	Land-Based and Commercial Satellite Provider	LIBOR Plus 6.00% (Floor 1.25%), Current Coupon 7.25%, Secured Debt (Maturity - November 27, 2017)	4,125	4,029	3,816
ATX Networks Corp. (8) (9) (12)	Provider of Radio Frequency Management Equipment	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - June 11, 2021)	14,963	14,672	14,888
BarFly Ventures, LLC (11)	Casual Restaurant Group	12.00% Secured Debt (Maturity Date - August 30, 2020)	1,374	1,346	1,346
		Warrants (.364 equivalent shares)	—	158	158
				1,504	1,504
Berry Aviation, Inc. (11)	Charter Airline Services	12.00% Current / 1.75% PIK Secured Debt (Maturity Date - January 30, 2020) (14)	1,407	1,385	1,385
		Common Stock (138 shares)	—	100	100
				1,485	1,485
Bioventus, LLC (8) (11)	Production of Orthopedic Healing Products	LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 11.00%, Secured Debt (Maturity - April, 10, 2020) (14)	7,000	6,882	6,930
Blackbrush Oil and Gas LP (8)	Oil & Gas Exploration	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity - July 30, 2021) (14)	12,085	11,641	10,282
Blackhawk Specialty Tools LLC (8) (12)	Oilfield Equipment & Services	LIBOR Plus 5.25% (Floor 1.25%), Current Coupon 6.50%, Secured Debt (Maturity - August 1, 2019)	8,620	8,136	8,059
Blue Bird Body Company (8)	School Bus Manufacturer	LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity - June 26, 2020)	5,137	5,073	5,127
Bluestem Brands, Inc. (8) (9)	Multi-Channel Retailer of General Merchandise	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity - November 6, 2020)	14,820	14,513	14,624
Brightwood Capital Fund III, LP (9) (15)	Investment Partnership	LP Interests (Brightwood Capital Fund III, LP) (Fully diluted .57%) (16)	3,750	3,825	3,825
Brundage-Bone Concrete Pumping, Inc.	Construction Services Provider	10.38% Secured Bond (Maturity - September 1, 2021) (14)	10,000	10,178	10,050
Buca C, LLC (8) (10) (13)	Restaurants	LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.25%, Secured Debt (Maturity - June 30, 2020)	17,020	16,694	16,694
		Preferred Member Units (4 units)	—	2,400	2,400
				19,094	19,094
CAI Software, LLC (10) (13)	Provider of Specialized Enterprise Resource Planning Software	12.00% Secured Debt (Maturity Date - October10, 2019)	1,243	1,212	1,212
		Member Units (16,339 shares)	—	163	210
				1,375	1,422
CJ Holding Company (8) (9)	Oil and Gas Equipment and Services	LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity - March 24, 2020)	5,970	5,167	4,209
Cengage Learning Acquisitions, Inc. (8)	Provider of Educational Print and Digital Services	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - March 31, 2020)	15,018	15,025	14,924
Cenveo Corporation	Provider of Commercial Printing, Envelopes, Labels, Printed Office Products	6.00% Secured Bond (Maturity - August 1, 2019)	10,000	8,645	8,400
Charlotte Russe, Inc. (8) (12)	Fast-Fashion Retailer to Young Women	LIBOR Plus 5.50% (Floor 1.25%), Current Coupon 6.75%, Secured Debt (Maturity - May 22, 2019)	15,101	14,837	12,597
Clarius BIGS, LLC (11) (18)	Prints & Advertising Film Financing	15.00% PIK Secured Debt (Maturity - January 5, 2015) (19)	2,565	2,307	619
		20.00% PIK Secured Debt (Maturity - January 5, 2015) (19)	926	833	223
				3,140	842
Compuware Corporation (8)	Provider of Software and Supporting Services	LIBOR Plus 5.25% (Floor 1.00%), Current Coupon 6.25%, Secured Debt (Maturity - December 15, 2019)	14,438	14,058	13,983
Covenant Surgical Partners, Inc.	Ambulatory Surgical Centers	8.75% Secured Debt (Maturity - August 1, 2019)	9,500	9,500	9,524
CRGT, Inc. (8)	Provider of Custom Software Development	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity - December 18, 2020)	14,259	14,008	14,224
CST Industries, Inc. (8)	Storage Tank Manufacturer	LIBOR Plus 6.25% (Floor 1.50%), Current Coupon 7.75%, Secured Debt (Maturity - May 22, 2017)	2,084	2,079	2,074
Datacom, LLC (10) (13)	Technology and Telecommunications Provider	10.50% Secured Debt (Maturity - May 30, 2019)	1,245	1,225	1,225
		Preferred Member Units (1,462 units) (16)	—	126	126
		Member Units (717 units)	—	670	619
				2,021	1,970
Digital River, Inc. (8)	Provider of Outsourced e-Commerce Solutions and Services	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity - February 12, 2021)	14,906	14,741	14,906
East West Copolymer & Rubber, LLC (10) (13)	Manufacturer of Synthetic Rubbers	12.00% Secured Debt (Maturity Date - October 17, 2019)	2,400	2,345	2,345
		Warrants (455,820 equivalent shares)	—	10	10
				2,355	2,355
ECP-PF Holdings Groups, Inc. (8) (11)	Fitness Club Operator	LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.00%, Secured Debt (Maturity - November 26, 2019)	1,875	1,859	1,859
Energy & Exploration Partners, LLC (8)	Oil & Gas Exploration and Production	LIBOR plus 6.75% (Floor 1.00%), Current Coupon 7.75%, Secured Debt (Maturity - January 22, 2019)	9,900	8,557	7,557
Evergreen Skills Lux S.á r.l. (d/b/a Skillsoft) (8) (9)	Technology-Based Performance Support Solutions	LIBOR Plus 8.25% (Floor 1.00%), Current Coupon 9.25%, Secured Debt (Maturity - April 28, 2022) (14)	10,902	10,367	9,376
Extreme Reach, Inc. (8)	Integrated TV and Video Advertising Platform	LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 6.75%, Secured Debt (Maturity - February 7, 2020)	6,267	6,270	6,244
Flavors Holdings, Inc. (8)	Global Provider of Flavoring and Sweetening Products and Solutions	LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 6.75%, Secured Debt (Maturity - April 3, 2020)	8,550	8,230	8,112
Fram Group Holdings, Inc. (8)	Manufacturer of Automotive Maintenance Products	LIBOR Plus 5.50% (Floor 1.50%), Current Coupon 7.00%, Secured Debt (Maturity - July 29, 2017)	8,099	7,733	7,087
Freeport First Lien Loan Fund III, LP (9) (15)	Investment Partnership	LP Interests (Freeport First Lien Loan Fund III, LP) (Fully diluted .57%) (16)	759	759	759
GST Autoleather, Inc. (8)	Automotive Leather Manufacturer	LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity Date - July 10, 2020)	9,900	9,818	9,752
Guerdon Modular Holdings, Inc. (10) (13)	Multi-Family and Commercial Modular Construction Company	11.00% Secured Debt (Maturity - August 13, 2019)	2,600	2,538	2,544
		Common Stock (42,644 shares)	—	746	648
				3,284	3,192
Guitar Center, Inc.	Musical Instruments Retailer	6.50% Secured Bond (Maturity - April 15, 2019)	15,015	13,935	13,814
Halcon Resources Corporation (9)	Oil & Gas Exploration & Production	9.75% Unsecured Bond (Maturity - July 15, 2020) (17)	3,000	2,615	1,020
Hojeij Branded Foods, Inc. (8) (11)	Multi-Airport, Multi-Concept Restaurant Operator	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity Date - July 28, 2021)	5,344	5,291	5,291
Horizon Global Corporation (8) (12)	Auto Parts Manufacturer	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity Date - June 30, 2021)	12,838	12,615	12,741
Hunter Defense Technologies, Inc. (8)	Provider of Military and Commercial Shelters and Systems	LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity Date - August 5, 2019)	10,635	10,554	10,648
ICON Health and Fitness, Inc.	Producer of Fitness Products	11.88% Secured Bond (Maturity - October 15, 2016)	13,337	13,227	13,004
iEnergizer Limited (8) (9)	Provider of Business Outsourcing Solutions	LIBOR 6.00% (Floor 1.25%), Current Coupon 7.25%, Secured Debt (Maturity - May 1, 2019)	4,469	4,458	4,133
Indivior Finance, LLC (8) (9)	Specialty Pharmaceutical Company Treating Opioid Dependence	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - December 19, 2019)	9,625	9,094	9,120
Inn of the Mountain Gods Resort and Casino	Hotel & Casino Owner & Operator	9.25% Secured Bond (Maturity - November 30, 2020)	10,749	10,543	9,997
Intertain Group Limited (8) (9)	Business-to-Consumer Online Gaming Operator	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity - April 8, 2022)	11,700	11,512	11,642
iPayment, Inc. (8) (12)	Provider of Merchant Acquisition	LIBOR Plus 5.25% (Floor 1.50%), Current Coupon 6.75%, Secured Debt (Maturity - May 8, 2017)	15,115	14,921	14,877
iQor US Inc. (8)	Business Process Outsourcing Services Provider	LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity - April 1, 2021)	7,856	7,323	6,442
Iron Acquisition Company, Inc. (8) (11)	Business Processing Software Developer	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity Date - August 14, 2020)	9,474	9,380	9,380
IronGate Energy Services, LLC	Oil and Gas Services	11.00% Secured Bond (Maturity - July 1, 2018)	5,825	5,828	3,699
Jackmont Hospitality, Inc. (8) (11)	Family-Owned TGIF Franchisee	LIBOR Plus 4.25% (Floor 1.00%)/ 2.50% PIK, Current Coupon 7.75%, Secured Debt (Maturity Date - May 26, 2021)	8,433	8,395	8,395
Joerns Healthcare, LLC (8)	Manufacturer and Distributor of Health Care Equipment & Supplies	LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity - May 9, 2020)	4,423	4,402	4,401
John Deere Landscapes, LLC (8) (11)	Distributor of Landscaping Supplies	LIBOR Plus 4.00% (Floor 1.00%), Current Coupon 5.00%, Secured Debt (Maturity - December 23, 2019)	7,899	7,594	7,899
JSS Holdings, Inc. (8)	Aircraft Maintenance Program Provider	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity Date - August 31, 2021)	13,500	13,233	13,298
Kellermeyer Bergensons Services, LLC (8)	Outsourced Janitorial Services to Retail/Grocery Customers	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity - April 29, 2022) (14)	14,700	14,588	14,774
Kendra Scott, LLC (8)	Jewelry Retail Stores	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity Date - July 17, 2020)	10,000	9,904	9,975
Keypoint Government Solutions, Inc. (8)	Provider of Pre-Employment Screening Services	LIBOR Plus 6.50% (Floor 1.25%), Current Coupon 7.75%, Secured Debt (Maturity - November 13, 2017)	2,101	2,092	2,101
LaMi Products, LLC (8) (11)	General Merchandise Distribution	Prime Plus 5.50% (Floor 3.25%), Current Coupon 8.75%, Secured Debt (Maturity - September 16, 2020)	4,563	4,470	4,470
Larchmont Resources, LLC (8) (12)	Oil & Gas Exploration & Production	LIBOR Plus 8.75% (Floor 1.00%), Current Coupon 9.75%, Secured Debt (Maturity - August 7, 2019)	13,306	11,714	11,309
Legendary Pictures Funding, LLC (8) (11)	Producer of TV, Film, and Comic Content	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - April 22, 2020)	7,500	7,361	7,463
LJ Host Merger Sub, Inc. (8)	Managed Services and Hosting Provider	LIBOR Plus 4.75% (Floor 1.25%), Current Coupon 6.00%, Secured Debt (Maturity - December 13, 2019)	5,157	5,143	5,131
MAH Merger Corporation (8)	Sports-Themed Casual Dining Chain	LIBOR Plus 4.50% (Floor 1.25%), Current Coupon 5.75%, Secured Debt (Maturity - July 19, 2019)	1,377	1,377	1,380
MediMedia USA, Inc. (8)	Provider of Healthcare Media and Marketing	LIBOR Plus 6.75% (Floor 1.25%), Current Coupon 8.00%, Secured Debt (Maturity - November 20, 2018)	11,904	11,824	11,488
Milk Specialties Company (8)	Processor of Nutrition Products	LIBOR Plus 7.00% (Floor 1.25%), Current Coupon 8.25%, Secured Debt (Maturity - November 9, 2018)	5,067	5,023	5,069
Minute Key, Inc. (10) (13)	Operator of Automated Key Duplication Kiosk	10.00% Current / 2.00% PIK Secured Debt (Maturity Date - September 19, 2019) (14)	2,519	2,424	2,424
		Warrants (359,352 equivalent shares)	—	70	70
				2,494	2,494
Mood Media Corporation (8) (9)	Provider of Electronic Equipment	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - May 1, 2019)	15,013	14,988	14,681
Motor Coach Industries International, Inc. (8) (11)	Motor Coach Manufacturer	LIBOR Plus 6.50% (Floor .50%), Current Coupon 7.00%, Secured Debt (Maturity Date - September 26, 2019)	10,000	9,964	9,964
New Media Holdings II LLC (8) (9) (12)	Local Newspaper Operator	LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.25%, Secured Debt (Maturity - June 4, 2020)	14,894	14,726	14,841
North Atlantic Trading Company, Inc. (8)	Marketer/Distributor of Tobacco Products	LIBOR Plus 6.50% (Floor 1.25%), Current Coupon 7.75%, Secured Debt (Maturity -January 13, 2020)	11,992	11,983	11,902
Novitex Acquisition, LLC (8) (12)	Provider of Document Management Services	LIBOR Plus 6.25% (Floor 1.25%), Current Coupon 7.50%, Secured Debt (Maturity - July 7, 2020)	11,706	11,449	11,121
Panolam Industries International, Inc. (8)	Decorative Laminate Manufacturer	LIBOR Plus 6.50% (Floor 1.25%), Current Coupon 7.75%, Secured Debt (Maturity - August 23, 2017)	7,512	7,465	7,437
Paris Presents, Inc. (8)	Branded Cosmetic and Bath Accessories	LIBOR Plus 8.25% (Floor 1.00%), Current Coupon 9.25%, Secured Debt (Maturity - December 31, 2021) (14)	7,500	7,360	7,500
Parq Holdings, LP (8) (9)	Hotel and Casino Operator	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity - December 17, 2020)	12,500	12,348	12,406
Permian Holdings, Inc.	Storage Tank Manufacturer	10.50% Secured Bond (Maturity - January 15, 2018)	6,885	5,733	3,821
Pernix Therapeutical Holdings, Inc. (11)	Pharmaceutical Royalty - Anti-Migraine	12.00% Secured Bond (Maturity - August 1, 2020)	3,341	3,308	3,554
Peroxychem, LLC (8)	Chemical Manufacturer	Prime Plus 5.50% (Floor 3.25%), Current Coupon 8.75%, Secured Debt (Maturity - February 28, 2020)	9,830	9,803	9,830
Pike Corporation (8)	Construction and Maintenance Services for Electric Transmission and Distribution Infrastructure	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity - June 22, 2022) (14)	12,144	11,878	11,992
Polyconcept Financial B.V. (8)	Promotional Products to Corporations and Consumers	LIBOR Plus 4.75% (Floor 1.25%), Current Coupon 6.00%, Secured Debt (Maturity - June 28, 2019)	5,815	5,805	5,800
Premier Dental Services, Inc. (8)	Dental Care Services	LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity - November 1, 2018)	4,925	4,945	4,322
Prowler Acquisition Corporation (8)	Specialty Distributor to the Energy Sector	LIBOR Plus 4.50% (Floor 1.00%), Current Coupon 5.50%, Secured Debt (Maturity - January 28, 2020)	5,540	5,101	4,820
Raley's, Inc. (8)	Family-Owned Supermarket Chain in California	LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.25%, Secured Debt (Maturity - May 18, 2022)	7,159	7,021	7,159
RCHP, Inc. (8) (12)	Regional Non-Urban Hospital Owner/Operator	LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 10.50%, Secured Debt (Maturity - October 23, 2019) (14)	15,072	15,131	15,204
Relativity Media, LLC (11) (18)	Full-scale Film and Television Production and Distribution	17.00% PIK Secured Debt (Maturity - May 30, 2015) (14) (18)	5,331	5,331	1,925
Renaissance Learning, Inc. (8)	Technology-based K-12 Learning Solutions	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity - April 11, 2022) (14)	12,950	12,480	12,605
RGL Reservoir Operations, Inc. (8) (9)	Oil & Gas Equipment & Services	LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity - August 13, 2021)	3,960	3,856	1,584
RLJ Entertainment, Inc. (8) (11)	Movie and TV Programming Licensee and Distributor	LIBOR Plus 8.75% (Floor .25%), Current Coupon 9.08%, Secured Debt (Maturity - September 11, 2019)	8,221	7,894	7,894
Sage Automotive Interiors, Inc (8)	Automotive Textiles Manufacturer	LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.00%, Secured Debt (Maturity - October 8, 2021) (14)	5,000	4,955	4,963
Salient Partners, LP (8)	Provider of Asset Management Services	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity - June 9, 2021)	7,406	7,263	7,295
Sorenson Communications, Inc.	Manufacturer of Communication Products for Hearing Impaired	9.00% Secured Bond (Maturity - October 31, 2020) (14)	9,710	9,277	9,418
Sotera Defense Solutions, Inc. (8)	Defense Industry Intelligence Services	LIBOR Plus 7.50% (Floor 1.50%), Current Coupon 9.00%, Secured Debt (Maturity - April 21, 2017)	3,465	3,338	3,206
Stardust Finance Holdings, Inc. (8)	Manufacturer of Diversified Building Products	LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity - March 13, 2022)	2,488	2,429	2,470
		LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 10.50%, Secured Debt (Maturity - March 13, 2023) (14)	5,000	4,761	4,969
				7,190	7,439
SUNE Utility Bridge Capital, LLC (8) (9) (11)	Renewable Power Developer	LIBOR Plus 7.00%, Current Coupon 7.33%, Secured Debt (Maturity Date - March 30, 2016)	5,000	4,921	4,921
Synagro Infrastructure Company, Inc. (8)	Waste Management Services	LIBOR Plus 5.25% (Floor 1.00%), Current Coupon 6.25%, Secured Debt (Maturity - August 22, 2020)	2,704	2,682	2,487
Teleguam Holdings, LLC (8)	Cable and Telecom Services Provider	LIBOR Plus 7.50% (Floor 1.25%), Current Coupon 8.75%, Secured Debt (Maturity - June 10, 2019) (14)	3,000	3,018	2,993
Templar Energy, LLC (8)	Oil & Gas Exploration & Production	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity - November 25, 2020) (14)	3,000	2,981	1,363
Tervita Corporation (8) (9)	Oil and Gas Environmental Services	LIBOR Plus 5.00% (Floor 1.25%), Current Coupon 6.25%, Secured Debt (Maturity - May 15, 2018)	1,015	1,021	792
The Topps Company, Inc. (8)	Trading Cards & Confectionary	LIBOR Plus 6.00% (Floor 1.25%), Current Coupon 7.25%, Secured Debt (Maturity - October 2, 2018)	983	976	968
TOMS Shoes, LLC (8)	Global Designer, Distributor, and Retailer of Casual Footwear	LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity - October 30, 2020)	4,975	4,542	4,652
Travel Leaders Group, LLC (8)	Travel Agency Network Provider	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - December 7, 2020)	11,505	11,421	11,533
USJ-IMECO Holding Company, LLC (8)	Marine Interior Design and Installation	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - April 16, 2020)	7,887	7,867	7,809
Vantage Oncology, LLC	Outpatient Radiation Oncology Treatment Centers	9.50% Secured Bond (Maturity - June 15, 2017)	13,507	13,165	12,089
Vision Solutions, Inc. (8)	Provider of Information Availability Software	LIBOR Plus 4.50% (Floor 1.50%), Current Coupon 6.00%, Secured Debt (Maturity - July 23, 2016)	1,316	1,318	1,318
		LIBOR Plus 8.00% (Floor 1.50%), Current Coupon 9.50%, Secured Debt (Maturity - July 23, 2017) (14)	875	871	875
				2,189	2,193
Volusion, LLC (10)	Provider of Online Software-as-a-Service eCommerce Solutions	10.50% Secured Debt (Maturity Date - January 24, 2020)	7,500	6,837	6,837
		Member Units (2,090,001 shares)	—	6,000	6,000
		Warrants (407,408 equivalent shares)	—	600	600
				13,437	13,437
Worley Claims Services, LLC (8) (11)	Insurance Adjustment Management and Services Provider	LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.00%, Secured Debt (Maturity - October 31, 2020)	6,451	6,396	6,419
YP Holdings LLC (8)	Online and Offline Advertising Operator	LIBOR Plus 6.75% (Floor 1.25%), Current Coupon 8.00%, Secured Debt (Maturity - June 4, 2018)	14,405	14,389	14,315

Subtotal Non-Control/Non-Affiliate Investments (5) (96% of total portfolio investments at fair value)				$870,584	$844,062

Total Investments				$901,955	$876,697

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
(3) See Note 3 - Fair Value Hierarchy for Investments for summary geographic location of portfolio companies.
(4) Affiliate investments are defined by the Investment Company Act of 1940, as amended (the “1940 Act”), as investments in which between 5% and 25% of the voting securities are owned, or an investment in an investment company’s investment adviser, and the investments are not classified as Control investments.
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
(9) The investment is not a qualifying asset under the 1940 Act. A business development company (“BDC”) may not acquire any asset other than qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of the BDC's total assets. As of September 30, 2015, approximately 13.4% of the Company's investments were considered non-qualifying.
(10) Investment is classified as a Lower Middle Market investment.
(11) Investment is classified as a Private Loan portfolio investment.
(12) Investment or portion of investment is under contract to purchase and met trade date accounting criteria as of September 30, 2015. Settlement occurred or is scheduled to occur after September 30, 2015.
(13) Investment serviced by Main Street Partners pursuant to the Servicing Agreement.
(14) Second lien secured debt investment.
(15) Investment is classified as an Other Portfolio investment.
(16) Income producing through dividends or distributions.
(17) Unsecured debt investment.
(18) Investment is on non-accrual status as of September 30, 2015.
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

The Company’s primary investment objective is to generate current income through debt and equity investments. A secondary objective of the Company is to generate long-term capital appreciation through such equity and equity related investments including warrants, convertible securities and other rights to acquire equity related securities. The Company’s portfolio strategy calls for it to invest primarily in illiquid debt and equity securities issued by lower middle market ("LMM") companies, which generally have annual revenues between $10 million and $150 million, and debt securities issued by middle market ("Middle Market") companies that are generally larger in size than the LMM companies. The Company categorizes some of its investments in LMM companies and Middle Market companies as private loan ("Private Loan") portfolio investments. Private Loan investments, often referred to in the debt markets as “club deals,” are investments, generally in debt instruments, that the Company originates on a collaborative basis with other investment funds or lenders. Private Loan investments are typically similar in size, structure, terms and conditions to investments the Company holds in its LMM portfolio and Middle Market portfolio. The Company’s portfolio also includes other portfolio ("Other Portfolio") investments which primarily consist of investments that are not consistent with the typical profiles for its LMM portfolio investments, Middle Market portfolio investments or Private Loan portfolio investments, including investments which may be managed by third parties. The Company’s portfolio investments may be subject to restrictions on resale.

As of September 30, 2015, the Company had raised approximately $538.2 million in the current Offering (the "Offering"), including proceeds from the distribution reinvestment plan of approximately $16.7 million.

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

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company are prepared in accordance with the instructions to Form 10-Q and accounting principles generally accepted in the United States of America (“GAAP”). The unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the Company’s results for the interim periods presented. The results of operations for interim periods are not indicative of results to be expected for the full year.

Amounts as of December 31, 2014 included in the unaudited condensed consolidated financial statements have been derived from the Company's audited consolidated financial statements as of that date. All intercompany balances and transactions have been eliminated. Certain financial information that is normally included in annual financial statements, including certain financial statement footnotes, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year. Therefore, these financial statements should be read in conjunction with the Company’s financial statements and notes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the Securities and Exchange Commission (the "SEC") on March 4, 2015. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.

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

As of September 30, 2015, the Company had three investments in two portfolio companies that were more than 90 days past due. These three investments were on non-accrual status as of September 30, 2015. Given the credit deterioration of these two portfolio companies, no interest income has been recognized on these three investments during the three months ended September 30, 2015. As of December 31, 2014, the Company did not have any investments that were more than 90 days past due. The Company had two investments in one portfolio company that were on non-accrual status as of December 31, 2014. Given the credit deterioration of this portfolio company, no interest income has been recognized on these two investments during the nine months ended September 30, 2015 or the year ended December 31, 2014. Aside from the three investments on non-accrual status as of September 30, 2015, the Company is not aware of any material changes to the creditworthiness of the borrowers underlying its debt investments.

From time to time, the Company may hold debt instruments in its investment portfolio that contain a payment-in-kind (“PIK”) interest provision. If these borrowers elect to pay or are obligated to pay interest under the optional PIK provision and, if deemed collectible in management's judgment, then the interest would be computed at the contractual rate specified in the investment’s credit agreement, recorded as interest income and periodically added to the principal balance of the investment. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. The Company stops accruing PIK interest and writes off any accrued and uncollected interest in arrears when it determines that such PIK interest in arrears is no longer collectible.

As of September 30, 2015 and December 31, 2014, the Company held nine and four investments, respectively, which contained a PIK provision. As of September 30, 2015, three of the nine investments with PIK provisions were on non-accrual status. No PIK interest was recorded on these three non-accrual investments during the three months ended September 30, 2015. As of December 31, 2014, two of the four investments with PIK provisions were on non-accrual status. No PIK interest was recorded on these two non-accrual investments during the nine months ended September 30, 2015 or the year ended December 31, 2014. For the three months ended September 30, 2015, the Company reversed a net $32,000 of capitalized PIK interest since the PIK interest written off during the period was greater than the PIK interest capitalized during the period. For the three months ended September 30, 2014, the Company capitalized $100,000 of PIK interest. For the nine months ended September 30, 2015 and 2014, the Company capitalized $716,000 and $144,000, respectively, of PIK interest.

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

A presentation of the investment income the Company received from its Investment Portfolio in each of the periods presented (dollars in thousands) is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(Unaudited)
Interest, Fee and Dividend Income
Interest Income	$17,286	$5,488	$43,673	$10,347
Fee Income	(47)	159	567	171
Dividend Income	86	—	259	—
Total Interest, Fee and Dividend Income	$17,325	$5,647	$44,499	$10,518

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 supersedes the revenue recognition requirements under ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the ASC. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Under the new guidance, an entity is required to perform the following five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The new guidance will significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. Additionally, the guidance requires improved disclosures as to the nature, amount, timing and uncertainty of revenue that is recognized. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date which defers the effective date of ASU 2014-09 by one year for all entities under US GAAP. The new guidance will be effective for the annual reporting period beginning after December 15, 2017, including interim periods within that reporting period. Early adoption would be permitted for annual reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact the adoption of this new accounting standard will have on the Company's consolidated financial statements and disclosures.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs which amends the required presentation of debt issuance costs on the balance sheet. The guidance will require that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the ASU No. 2015-03. For public business entities, the guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. In August 2015, the FASB issued ASU No. 2015-15, Interest—Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements which clarified ASU 2015-03. This guidance allows an entity to defer and present debt issuance costs for line-of-credit arrangements as an asset and subsequently amortize these deferred costs over the term of the line-of-credit arrangement. The Company will make the required changes to the debt presentation on the consolidated balance sheet as of the effective date of this new guidance.

In May 2015, the FASB issued ASU 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This ASU removes, from the fair value hierarchy, investments which measure fair value using net asset value per share practical expedient. Instead, an entity is required to include those investments as a reconciling line item so that the total fair value amount of investments in the disclosure is consistent with the amount on the balance sheet. For public companies, this ASU is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendment should be applied retrospectively to all periods presented. The Company is expected to make the required changes to the fair value hierarchy disclosure as of the effective date of this new guidance.

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

As of September 30, 2015 and December 31, 2014, the Company’s investment portfolio was comprised of debt securities, equity investments, and Other Portfolio investments. The fair value determination for these investments primarily consisted of unobservable (Level 3) inputs.

As of September 30, 2015 and December 31, 2014, all of the Company’s LMM portfolio investments consisted of illiquid securities issued by private companies. The fair value determination for the LMM portfolio investments primarily consisted of unobservable inputs. As a result, all of the Company’s LMM portfolio investments were categorized as Level 3 as of September 30, 2015 and December 31, 2014.

As of September 30, 2015 and December 31, 2014, the Company's Middle Market portfolio investments consisted primarily of private placement investments in secured and unsecured debt investments and independently rated debt investments. The fair value determination for these investments consisted of a combination of (1) observable inputs in non-active markets for which sufficient observable inputs were available to determine the fair value of these investments, (2) observable inputs in the non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and (3) unobservable inputs. As a result, all of the Company's Middle Market portfolio investments were categorized as Level 3 as of September 30, 2015 and December 31, 2014.

As of September 30, 2015 and December 31, 2014, the Company’s Private Loan portfolio investments consisted primarily of debt investments. The fair value determination for Private Loan investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of the Company’s Private Loan portfolio investments were categorized as Level 3 as of September 30, 2015 and December 31, 2014.

As of September 30, 2015 and December 31, 2014, the Company’s Other Portfolio investment consisted of an illiquid security issued by a private company. The fair value determination for this investment primarily consisted of unobservable inputs. As a result, the Company’s Other Portfolio equity investment was categorized as Level 3 as of September 30, 2015 and December 31, 2014.

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

The following table presents fair value measurements of the Company’s investments, by major class, as of September 30, 2015 according to the fair value hierarchy (dollars in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First lien secured debt investments	$—	$—	$704,346	$704,346
Second lien secured debt investments	—	—	143,771	143,771
Equity investments	—	—	27,560	27,560
Unsecured debt investments	—	—	1,020	1,020
Total	$—	$—	$876,697	$876,697

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

The following table presents fair value measurements of the Company’s investments, by investment classification, segregated by the level within the fair value hierarchy as of September 30, 2015 (dollars in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
LMM portfolio investments	$—	$—	$76,990	$76,990
Private Loan investments	—	—	106,825	106,825
Middle Market investments	—	—	688,299	688,299
Other Portfolio investments	—	—	4,583	4,583
Total	$—	$—	$876,697	$876,697

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

The following table, which is not intended to be all inclusive, presents the significant unobservable inputs of the Company’s Level 3 investments as of September 30, 2015 (dollars in thousands):

	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range	Weighted Average (2)
LMM equity portfolio investments	$22,719	Discounted Cash Flows	WACC	12.1% - 16.1%	14.0%
		Market Approach/Enterprise Value	EBITDA Multiples (1)	5.0x - 18.8x	10.0x
			Net Book Value Multiple	N/A	2.00x
LMM debt portfolio investments	$54,271	Discounted Cash Flows	Expected Principal Recovery	N/A	100.0%
			Risk Adjusted Discount Factor	8.0% - 12.0%	10.0%
Private Loan debt investments	$35,668	Market Approach	Third Party Quotes	98.8% - 106.4%	99.9%
Private Loan debt investments	$70,899	Discounted Cash Flows	Expected Principal Recovery	24.1% - 100.0%	97.4%
			Risk Adjusted Discount Factor	5.0% - 13.8%	7.7%
Private Loan equity investments	$258	Market Approach/Enterprise Value	EBITDA Multiples (1)	4.0x - 8.0x	6.4x
Middle Market debt investments	$688,299	Market Approach	Third Party Quotes	34.0% - 100.9%	95.6%
Other Portfolio investments	$4,583	Market Approach	Net Asset Value	N/A	N/A
	$876,697
(1) EBITDA may include pro forma adjustments and/or other add-backs based on specific circumstances related to each investment.
(2) Weighted average excludes investments for which the significant unobservable input was not utilized in the fair value determination.

The following table, which is not intended to be all inclusive, presents the significant unobservable inputs of the Company’s Level 3 investments as of December 31, 2014 (dollars in thousands):

	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range	Weighted Average (2)
LMM equity portfolio investments	$9,808	Discounted Cash Flows	WACC	N/A	21.2%
		Market Approach/Enterprise Value	EBITDA Multiples (1)	4.2x - 8.5x	6.2x
LMM debt portfolio investments	$23,808	Discounted Cash Flows	Expected Principal Recovery	N/A	100.0%
			Risk Adjusted Discount Rate	10% - 12%	11.0%
Private Loan debt investments	$26,713	Market Approach	Third Party Quotes	100% - 102%	100.5%
Private Loan debt investments	$20,942	Discounted Cash Flows	Expected Principal Recovery	42% - 100%	95.0%
			Risk Adjusted Discount Factor	5% - 10%	7.5%
Middle Market debt investments	$391,016	Market Approach	Third Party Quotes	67% - 102%	96.3%
Other Portfolio investments	$1,575	Market Approach	Net Asset Value	N/A	N/A
	$473,862
(1) EBITDA may include pro forma adjustments and/or other add-backs based on specific circumstances related to each investment.
(2) Weighted average excludes investments for which the significant unobservable input was not utilized in the fair value determination.

The following table provides a summary of changes in fair value of the Company’s Level 3 portfolio investments for the nine months ended September 30, 2015 (dollars in thousands):

Type of Investment	January 1, 2015 Fair Value	Transfers Into Level 3 Hierarchy	Payment-in-Kind Interest Accrual	New Investments (1)	Sales/ Repayments	Net Unrealized Appreciation (Depreciation)	Net Realized Gain (Loss)	September 30, 2015 Fair Value
LMM Equity	$9,808	$—	$1	$11,827	$(15)	$1,098	$—	$22,719
LMM Debt	23,808	—	19	32,419	(1,933)	7	(49)	54,271
Private Loan Equity	—	—	—	258	—	—	—	258
Private Loan Debt	47,655	—	696	74,826	(13,481)	(3,129)	—	106,567
Middle Market	391,016	—	—	402,400	(95,803)	(9,493)	179	688,299
Other Portfolio	1,575	—	—	3,008	—	—	—	4,583
Total	$473,862	$—	$716	$524,738	$(111,232)	$(11,517)	$130	$876,697
(1) Column includes changes to investments due to the net accretion of discounts/premiums and amortization of fees.

The following table provides a summary of changes in fair value of the Company’s Level 3 portfolio investments for the nine months ended September 30, 2014 (dollars in thousands):

Type of Investment	January 1, 2014 Fair Value	Transfers Into Level 3 Hierarchy	Payment-in- Kind Interest Accrual	New Investments (1)	Sales/ Repayments	Net Unrealized Appreciation (Depreciation)	Net Realized Gain (Loss)	September 30, 2014 Fair Value
LMM Equity	$—	$—	$—	$1,950	$—	$—	$—	$1,950
LMM Debt	1,500	—	—	7,453	(40)	19	—	8,932
Private Loan Equity	—	—	—	—	—	—	—	—
Private Loan Debt	2,906	—	144	28,582	(20)	135	—	31,747
Middle Market	57,748	4,728	—	331,722	(71,608)	(1,781)	216	321,025
Other Portfolio	—	—	—	—	—	—	—	—
Total	$62,154	$4,728	$144	$369,707	$(71,668)	$(1,627)	$216	$363,654
(1) Column includes changes to investments due to the net accretion of discounts/premiums and amortization of fees.

For the nine months ended September 30, 2015 and 2014, there were transfers of zero and $4.7 million, respectively, between Level 2 and Level 3 portfolio investments. The transfers represent Middle Market investments which are valued based upon third party quotes with limited activity and observability of inputs. In prior periods, these were classified as Level 2 fair value measurements. As of September 30, 2014, the Company obtained information regarding the quotes, including the number of quotes used to value these investments. Given the lack of observable inputs of the third party quotes, these investments were determined to be Level 3 fair value measurements as of September 30, 2014.

Portfolio Investment Composition

The composition of the Company’s investments as of September 30, 2015, at cost and fair value, was as follows (dollars in thousands):

	Investments at Cost	Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First lien secured debt investments	$722,356	80.1%	$704,346	80.4%
Second lien secured debt investments	150,522	16.7	143,771	16.4
Equity investments	25,560	2.8	26,620	3.0
Unsecured debt investments	2,615	0.3	1,020	0.1
Equity warrants	902	0.1	940	0.1
Total	$901,955	100.0%	$876,697	100.0%

The composition of the Company’s investments as of December 31, 2014, at cost and fair value, was as follows (dollars in thousands):

	Investments at Cost	Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First lien secured debt investments	$385,937	79.1%	$375,038	79.1%
Second lien secured debt investments	87,710	18.1	85,191	18.0
Equity investments	11,308	2.3	11,308	2.4
Unsecured debt investments	2,574	0.5	2,250	0.5
Equity warrants	75	—	75	—
Total	$487,604	100.0%	$473,862	100.0%

The composition of the Company’s investments by geographic region of the United States as of September 30, 2015, at cost and fair value, was as follows (dollars in thousands) (since the Other Portfolio investment does not represent a single geographic region, this information excludes Other Portfolio investments):

	Investments at Cost	Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Northeast	$195,417	21.8%	$193,728	22.2%
Southeast	183,570	20.4	183,885	21.1
West	143,354	16.0	133,778	15.3
Southwest	155,053	17.3	143,062	16.4
Midwest	159,998	17.8	160,104	18.4
Non-United States	59,980	6.7	57,557	6.6
Total	$897,372	100.0%	$872,114	100.0%

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

The composition of the Company’s total investments by industry as of September 30, 2015 and December 31, 2014, at cost and fair value was as follows (since the Other Portfolio investment does not represent a single industry, this information excludes Other Portfolio investments):

	Cost		Fair Value
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Hotels, Restaurants, and Leisure	10.8%	7.5%	11.1%	7.6%
Media	7.5%	9.4%	7.1%	9.2%
IT Services	5.4%	7.1%	5.4%	7.1%
Oil, Gas, and Consumable Fuels	4.8%	5.6%	4.0%	4.7%
Health Care Providers and Services	4.8%	3.7%	4.7%	3.8%
Diversified Consumer Services	4.6%	4.5%	4.6%	4.6%
Commercial Services and Supplies	4.4%	2.3%	4.5%	2.3%
Internet Software and Services	4.4%	2.9%	4.6%	3.0%
Specialty Retail	4.3%	2.5%	4.2%	2.4%
Auto Components	3.9%	3.8%	4.0%	3.9%
Software	3.5%	3.7%	3.6%	3.8%
Energy Equipment and Services	3.2%	3.3%	2.7%	2.7%
Food Products	3.2%	5.1%	3.2%	5.1%
Diversified Telecommunication Services	2.9%	1.4%	3.0%	1.4%
Construction and Engineering	2.8%	3.5%	2.9%	3.7%
Leisure Equipment and Products	2.2%	1.6%	2.2%	1.6%
Pharmaceuticals	2.1%	2.1%	2.1%	2.2%
Electronic Equipment, Instruments & Components	1.7%	2.6%	1.7%	2.7%
Diversified Financial Services	1.7%	—%	1.7%	—%
Automobiles	1.7%	1.2%	1.7%	1.3%
Internet and Catalog Retail	1.6%	1.5%	1.7%	1.5%
Aerospace and Defense	1.6%	1.4%	1.7%	1.4%
Machinery	1.6%	3.0%	1.6%	3.1%
Chemicals	1.4%	3.0%	1.4%	3.1%
Tobacco	1.3%	1.7%	1.4%	1.8%
Distributors	1.3%	1.6%	1.4%	1.6%
Textiles, Apparel & Luxury Goods	1.2%	2.1%	1.2%	2.2%
Professional Services	1.0%	1.2%	1.0%	1.2%
Marine	0.9%	1.6%	0.9%	1.7%
Metals and Mining	0.8%	1.6%	0.8%	1.6%
Personal Products	0.8%	—%	0.9%	—%
Capital Markets	0.8%	—%	0.8%	—%
Building Products	0.8%	—%	0.8%	—%
Food & Staples Retailing	0.8%	—%	0.8%	—%
Health Care Equipment and Supplies	0.8%	1.4%	0.8%	1.4%
Insurance	0.7%	1.3%	0.7%	1.4%
Communications Equipment	0.6%	—%	0.6%	—%
Utilities	0.5%	—%	0.6%	—%
Healthcare Technology	0.5%	1.0%	0.6%	1.0%
Consumer Finance	0.4%	0.5%	0.4%	0.5%
Air Freight & Logistics	0.3%	0.6%	0.5%	0.7%
Containers and Packaging	0.2%	0.5%	0.2%	0.5%
Airlines	0.2%	—%	0.2%	—%
Life Sciences Tools and Services	—%	0.3%	—%	0.3%
Household Products	—%	1.6%	—%	1.6%
Electric Utilities	—%	0.3%	—%	0.3%
Total	100.0%	100.0%	100.0%	100.0%

Note 4 — Borrowings

On March 11, 2014, the Company entered into a senior secured revolving credit agreement (the "Capital One Credit Facility") with Capital One, National Association (“Capital One”), as administrative agent, and with Capital One and other financial institutions as lenders. The Capital One Credit Facility, which has been subsequently amended on multiple occasions, provides a borrowing capacity of $125.0 million, with an accordion provision allowing borrowing capacity to increase to $150 million. As of September 30, 2015, the Company had borrowings of $105.0 million outstanding and $20.0 million available on the Capital One Credit Facility. The Company estimated that the outstanding borrowings approximated fair value. As of September 30, 2015, the Company was not aware of any instances of noncompliance with covenants related to the Capital One Credit Facility.

On May 18, 2015, the Company's wholly owned Subsidiary, HMS Funding I LLC, a Delaware limited liability company ("HMS Funding"), entered into an amended and restated credit agreement (the “Deutsche Bank Credit Facility”) among HMS Funding, the Company, as equityholder and servicer, Deutsche Bank AG, New York Branch (“Deutsche Bank”), as administrative agent, the financial institutions party thereto as lenders (together with Deutsche Bank, the “HMS Funding Lenders”), and U.S. Bank National Association, as collateral agent and collateral custodian, The Deutsche Bank Credit Facility has been subsequently amended on multiple occasions, most recently on September 23, 2015. The amendments (1) increased the aggregate revolver commitments to $360.0 million, (2) reduced the applicable margin from 2.75% to 2.50%, (3) reduced the utilization fee from 2.75% to 2.50% of the undrawn amount of the Required Utilization (as defined in the Deutsche Bank Credit Facility), (4) reduced the undrawn fee from 0.65% to 0.40% of the undrawn aggregate revolver commitments (exclusive of the amount below the Required Utilization), and (5) extended the maturity date of the facility to June 16, 2020. Additionally, per the terms of a fee letter executed on May 18, 2015 among Deutsche Bank and HMS Funding, HMS Funding will pay Deutsche Bank an administrative agent fee of 0.25% of the aggregate revolver commitments. As of September 30, 2015, the Company had borrowings of $290.0 million outstanding and $70.0 million available on the Deutsche Bank Credit Facility. The Company estimated that the outstanding borrowings approximated fair value. As of September 30, 2015, the Company was not aware of any instances of noncompliance with covenants related to the Deutsche Bank Credit Facility.

Note 5 – Financial Highlights

The following is a schedule of financial highlights of the Company for the nine months ended September 30, 2015 and September 30, 2014.

Per Share Data:	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014

Net asset value at beginning of period	$8.40	$8.91

Net realized income (1) (2)	0.55	0.52
Net unrealized appreciation (depreciation) (1) (2)	(0.26)	(0.13)
Net increase (decrease) in net assets resulting from operations	0.29	0.39

Stockholder distributions (1) (3)	(0.52)	(0.52)

Issuance of common stock above (below) net asset value (4), net of offering costs (1)	0.18	0.01
Net asset value at end of the period	$8.35	$8.79
Shares outstanding at end of period	55,912,465	21,866,601
Weighted average shares outstanding	45,129,210	12,528,035

(1)	Based on weighted average number of shares of common stock outstanding for the period.

(2)	Changes in net realized income, net unrealized appreciation (depreciation), and income taxes can change significantly from period to period.

(3)	The stockholder distributions represent the stockholder distributions declared for the period.

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

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
	(dollars in thousands)
Net asset value at end of period	$467,143	$192,138
Average net assets	$377,144	$113,238
Average Credit Facility borrowings	$286,216	$66,591

Ratios to average net assets:
Ratio of total expenses to average net assets (1)	5.26%	3.69%
Ratio of total expenses, excluding interest expense, to average net assets (1)	3.23%	2.05%
Ratio of net investment income to average net assets	6.54%	5.60%

Portfolio turnover ratio	16.09%	34.91%

Total return (2)	5.71%	4.49%

(1)
For the nine months ended September 30, 2015 and the nine months ended September 30, 2014, the Advisers waived base management fees of $0 and $1.7 million, respectively, subordinated incentive fees of $1.4 million and $0, respectively, capital gains incentive fees of $0 and $0, respectively, administrative services expenses of $1.4 million and $1.1 million, respectively, and made an expense support payment to the Company of $0 and $328,000, respectively. The ratio is calculated by reducing the expenses to reflect the waiver of expenses and reimbursement of administrative services and to reflect the reduction of expenses for expense support provided by the Adviser in both periods presented. See Note 9-Related Party Transactions and Arrangements for further discussion of fee waivers and expense support provided by the Advisers.

(2)	Total return is calculated on the change in NAV per share and stockholder distributions declared per share over the reporting period.

Note 6 – Stockholder Distributions

The following table reflects the cash distributions per share that the Company has declared on its common stock during the nine months ended September 30, 2015 (dollars in thousands except per share amounts).

	Distributions
For the Period Ended	Per Share	Amount
Three months ended September 30, 2015	$0.17	$9,373
Three months ended June 30, 2015	$0.18	$7,998
Three months ended March 31, 2015	$0.17	$6,260

The following table reflects the cash distributions per share that the Company has declared on its common stock during the nine months ended September 30, 2014 (dollars in thousands except per share amounts).

	Distributions
For the Period Ended	Per Share	Amount
Three months ended September 30, 2014	$0.17	$3,234
Three months ended June 30, 2014	$0.18	$2,049
Three months ended March 31, 2014	$0.17	$1,276

On September 24, 2015, with the authorization of the Company’s board of directors, the Company declared distributions to its stockholders for the period of October 2015 through December 2015. These distributions have been, or will be, calculated based on stockholders of record each day from October 1, 2015 through December 31, 2015 in an amount equal to $0.00191781 per share, per day. Distributions are paid on the first business day following the completion of each month to which they relate.

The Company has adopted an “opt in” distribution reinvestment plan for its stockholders. As a result, if the Company makes a distribution, its stockholders will receive distributions in cash unless they specifically “opt in” to the distribution reinvestment plan so as to have their cash distributions reinvested in additional shares of the Company’s common stock.

The following table reflects the sources of the cash distributions that the Company declared and, in some instances, paid on its common stock during the nine months ended September 30, 2015 and September 30, 2014.

	Nine Months Ended September 30, 2015		Nine Months Ended September 30, 2014
	(dollars in thousands)
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Net realized income from operations (net of waiver of base management and incentive fees and expense support payment from Adviser)	$23,349	99%	$4,556	69%
Waiver of base management and incentive fees	282	1%	1,675	26%
Expense support payment from Adviser	—	—%	328	5%
Total	$23,631	100%	$6,559	100%

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

Note 7 – Taxable Income

The Company has elected to be treated for U.S. federal income tax purposes as a RIC. As a RIC, the Company generally will not pay corporate-level U.S. federal income taxes on net ordinary income or capital gains that the Company makes distributions to its stockholders from taxable earnings and profits as distributions. The Company must generally distribute annually dividends of an amount at least equal to 90% of its investment company taxable income in order to be subject to tax as a RIC. As a part of maintaining its RIC status, undistributed taxable income (subject to a 4% excise tax) pertaining to a given taxable year may be distributed up to 12 months subsequent to the end of that taxable year, provided such distributions are declared prior to the filing of the U.S. federal income tax return for the applicable taxable year. In order to avoid this excise tax, the Company needs to distribute, in respect of each calendar year an amount at least equal to the sum of (1) 98.0% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of its capital gain in excess of capital loss ("Capital Gain Net Income"), adjusted for certain ordinary losses, for the one year period ending on October 31st of such calendar year (or, if we so elect for the calendar year) and (3) any net ordinary income and Capital Gain Net Income for the preceding calendar years that was not distributed during such calendar years and on which the Company paid no U.S. federal income tax.

The Company has formed a wholly owned subsidiary, HMS Equity Holding, LLC, which has elected to be a taxable entity (the "Taxable Subsidiary"). The Taxable Subsidiary holds equity investments in portfolio companies which are “pass through” entities for tax purposes in connection with facilitating the Company’s maintenance of its RIC tax status. The Taxable Subsidiary is consolidated for U.S. GAAP reporting purposes, and the portfolio investments held by it are included in the consolidated financial statements as portfolio investments recorded at fair value. The Taxable Subsidiary is not consolidated with the Company for U.S. federal income tax purposes and may generate income tax expense, or benefit, and the related tax assets and liabilities, as a result of its ownership of certain portfolio investments. This income tax expense, or benefit, if any, and the related tax assets and liabilities, are reflected in the Company’s condensed consolidated financial statements.

Listed below is a reconciliation of "Net increase in net assets resulting from operations" to taxable income and to total distributions declared to common stockholders for the nine months ended September 30, 2015 and 2014 (dollars in thousands).

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Net increase in net assets resulting from operations	$13,274	$4,932
Net change in unrealized depreciation	11,517	1,627
Income tax (benefit) provision	(271)	(3)
Pre-tax book (income) loss not consolidated for tax purposes	(69)	6
Book income and tax income differences, including debt origination, structuring fees, dividends, realized gains and changes in estimates	(5)	3
Estimated taxable income (1)	24,446	6,565
Taxable income earned in prior year and carried forward for distribution in current year	59	8
Taxable income earned prior to period end and carried forward for distribution next period	(4,055)	(1,210)
Dividend accrued as of period end and paid-in the following period	3,181	1,196
Total distributions accrued or paid to common stockholders	$23,631	$6,559

(1)
The Company's taxable income for each period is an estimate and will not be finally determined until the Company files its tax return for each year. Therefore, the final taxable income, and the taxable income earned in each period and carried forward for distribution in the following period, may be different than this estimate.

The income tax expense, or benefit, and the related tax assets and liabilities generated by the Taxable Subsidiary, if any, are reflected in the Company’s Condensed Consolidated Statement of Operations. For the nine months ended September 30, 2015 and 2014, the Company recognized a net income tax provision of $(271,000) and $(3,000), respectively, related to deferred taxes of $(279,000) and $0 respectively, and other taxes of $8,000 and $(3,000), respectively. For the nine months ended September 30, 2015 and 2014, the other taxes included $0 and $1,000, respectively, related to an accrual for excise tax on the Company’s estimated spillover taxable income and $8,000 and $(4,000), respectively, related to accruals for state and other taxes.

The net deferred tax asset at September 30, 2015 and December 31, 2014 was $276,000 and $0, respectively, of which $89,000 related to basis differences of portfolio investments held by the Taxable Subsidiary which are “pass through” entities for tax purposes and $187,000 related to net loss carryforwards from historical realized losses on portfolio investments held by the Taxable Subsidiary,

The determination of the tax attributes of the Company’s distributions is made annually at the end of the Company’s taxable year based upon the Company’s taxable income for the full year and distributions paid for the full year. Therefore, a determination made on an interim basis may not be representative of the actual tax attributes of distributions for a full year. The actual tax characteristics of distributions to stockholders will be reported to stockholders shortly after the close of each calendar year.

Note 8 – Supplemental Cash Flow Disclosures

Listed below are the supplemental cash flow disclosures for the nine months ended September 30, 2015 and September 30, 2014 (dollars in thousands):

Supplemental Disclosure of Cash Flow Information	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Cash paid for interest	$6,677	$1,517
Cash paid for income taxes	$60	$1

Supplemental Disclosure of Non-Cash Flow Information
Stockholder distributions declared and unpaid	$3,181	$1,196
Stockholder distributions reinvested	$11,603	$2,581
Change in unpaid deferred offering costs	$1,058	$(696)
Unpaid deferred financing costs	$—	$22

Note 9 — Related Party Transactions and Arrangements

Advisory Agreements and Conditional Fee Waiver

On May 31, 2012, the Company and the Advisers entered into a conditional fee waiver agreement and subsequent amendments, pursuant to which, for a period from June 4, 2012 to December 31, 2013, the Advisers could waive all fees upon the occurrence of any event that, in the Advisers’ sole discretion, is deemed necessary, including (but not automatically triggered by) our estimate that a distribution declared and payable to the Company's stockholders during the fee waiver period represents, or would represent when paid, a return of capital for U.S. federal income tax purposes. The Company refers to this conditional fee waiver agreement (as amended from time to time, the “Conditional Fee Waiver Agreement”). Further, the agreement contained a clause which states that at the sole and absolute discretion of the board of directors, in future periods, previously waived fees may be paid to the Advisers if and only to the extent that the cumulative net increase in net assets resulting from operations exceeds the amount of cumulative distributions paid to stockholders. The previously waived fees are potentially subject to repayment by us, if at all, within a period not to exceed three years from the date of each respective fee waiver.

On December 30, 2013, the Company and the Advisers agreed to an amendment to the Conditional Fee Waiver Agreement which extended the term of the fee waiver with respect to the Adviser through December 31, 2014. The terms of the fee waiver were not extended with respect to the Sub-Adviser, whose waiver expired on December 31, 2013 (except with respect to a subordinated incentive fee on income payable for the period October 1, 2014 to December 31, 2014 which the Sub-Adviser agreed to waive).

On April 15, 2015, the Company and the Advisers agreed to a further amendment (the "Fee Waiver Amendment") to the Conditional Fee Waiver Agreement. Under the Fee Waiver Amendment, the Advisers have agreed to extend the term of the fee waiver with respect to our Adviser through December 31, 2015. The terms of the fee waiver were not extended with respect to the Sub-Adviser (except for the subordinated incentive fee on income for the period January 1, 2015 to September 30, 2015, which the Sub-Adviser has agreed to waive). The Adviser has no obligation to waive fees pursuant to the Conditional Fee Waiver Agreement after December 31, 2015 unless the fee waiver period is further extended.

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

For the three months ended September 30, 2015 and 2014, the Company incurred base management fees of $4.3 million and $1.6 million, respectively, and the Advisers waived base management fees of $0 and $821,000, respectively. Accordingly, net of waivers, the Company paid base management fees of $4.3 million for the three months ended September 30, 2015 and paid base management fees of $821,000 for the three months ended September 30, 2014. For the three months ended September 30, 2015 and 2014, the Company incurred capital gains incentive fees of $0 and $0, respectively, and subordinated incentive fees on income of $155,000 and $0, respectively. For the three months ended September 30, 2015 and 2014, the Advisers waived capital gains incentive fees of $0 and $0, respectively, and subordinated incentive fees on income of $155,000 and $0, respectively.

For the nine months ended September 30, 2015 and 2014, the Company incurred base management fees of $11.0 million and $3.3 million, respectively, and the Advisers waived base management fees of $0 and $1.7 million, respectively. Accordingly, net of waivers, the Company paid base management fees of $11.0 million for the nine months ended September 30, 2015 and paid base management fees of $1.7 million for the nine months ended September 30, 2014. For the nine months ended September 30, 2015 and 2014, the Company incurred capital gains incentive fees of $0 and $0, respectively, and subordinated incentive fees on income of $1.4 million and $0, respectively. For the nine months ended September 30, 2015 and 2014, the Advisers waived capital gains incentive fees of $0 and $0, respectively, and subordinated incentive fees on income of $1.4 million and $0, respectively.

For the nine months ended September 30, 2015 and 2014, the Company did not record an accrual for any previously waived fees. Any future reimbursement of previously waived fees to the Advisers will not be accrued until the reimbursement of the waived fees becomes probable and estimable, which will be upon approval of the Company’s board of directors.

Pursuant to the Investment Advisory Agreement and Sub-Advisory Agreement, the Company is required to pay or reimburse the Advisers for administrative services expenses, which include all costs and expenses related to the Company's day-to-day administration and management not related to advisory services. The Advisers do not earn any profit under their provision of administrative services to the Company. For the three months ended September 30, 2015 and 2014, the Company incurred, and the Advisers waived the reimbursement of, administrative services expenses of $517,000 and $371,000, respectively. For the nine months ended September 30, 2015 and 2014, the Company incurred, and the Advisers waived the reimbursement of, administrative services expenses of $1.4 million and $1.1 million, respectively. The Advisers have agreed to waive the reimbursement of administrative services expenses through December 31, 2015. The waiver of the reimbursement of administrative service expenses is not subject to future reimbursement.

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

Period Ended	Amount of Fee Waivers and Expense Support Payments (dollars in thousands)(1)	Expiration of the Advisers’ Right to Receive Reimbursement of Previously Waived Fees and Expense Support Payments(2)	Amount of Administrative Expense Waivers (dollars in thousands)(3)	Operating Expense Ratio as of the Date of the Fee Waivers(4)	Annualized Distribution Rate as of the Date of the Fee Waivers(5)
June 30, 2012	$49	June 30, 2015	$25	1.35%	7.00%
September 30, 2012	$152	September 30, 2015	$129	1.97%	7.00%
December 31, 2012	$157	December 31, 2015	$284	2.96%	7.00%
March 31, 2013	$84	March 31, 2016	$233	1.86%	7.00%
June 30, 2013	$118	June 30, 2016	$222	1.36%	7.00%
September 30, 2013	$268	September 30, 2016	$234	1.22%	7.00%
December 31, 2013	$467	December 31, 2016	$329	0.49%	7.00%
March 31, 2014	$303	March 31, 2017	$329	1.28%	7.00%
June 30, 2014	$551	June 30, 2017	$385	1.28%	7.00%
September 30, 2014	$1,149	September 30, 2017	$371	1.23%	7.00%
December 31, 2014	$599	December 31, 2017	$412	1.70%	7.00%
March 31, 2015	$358	March 31, 2018	$437	1.78%	7.18%
June 30, 2015	$930	June 30, 2018	$480	1.69%	7.07%
September 30, 2015	$155	September 30, 2018	$517	2.11%	7.07%

(1)	Fees waived pursuant to the Conditional Fee Waiver Agreement and Expense Support Payments pursuant to the 2013 and 2014 Expense Reimbursement Agreements.

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

(3)
The Advisers have agreed to permanently waive reimbursement by the Company of administrative expenses through December 31, 2015. The administrative expenses are waived on a quarterly basis and are not eligible for future reimbursement from the Company to the Advisers.

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

As of September 30, 2015 and December 31, 2014, the Adviser and Sub-Adviser have incurred approximately $9.4 million and $6.8 million, respectively, of Offering costs on the Company’s behalf. On May 31, 2012, the Company recorded a due to affiliate liability and capitalized the deferred Offering costs as it is expected that the Company will raise sufficient capital that it will be required to reimburse the Advisers for these costs. As of September 30, 2015, the balance of the due to affiliate liability related to unpaid Offering costs was $1.3 million. On a regular basis, management reviews capital raise projections to evaluate the likelihood of the capital raise reaching a level that would require the Company to reimburse the Advisers for the Offering costs incurred on the Company's behalf. Based on the $9.4 million of Offering costs incurred by the Advisers through September 30, 2015, the Company would have to raise approximately $626.9 million to be obligated to reimburse the Advisers for all of these Offering costs. Commencing with the Company’s initial closing, which occurred on September 17, 2012, and continuing with every closing thereafter, 1.5% of the proceeds of such closings will be amortized as a charge to additional paid-in capital and a reduction of deferred Offering costs, until such asset is fully amortized. As of September 30, 2015, approximately $8.1 million has been amortized. The Company expects to reimburse the Advisers for such costs incurred on its behalf on a monthly basis up to a maximum aggregate amount of 1.5% of the gross Offering proceeds.

The table below outlines fees incurred and expense reimbursements payable to Hines, Main Street and their affiliates for the nine months ended September 30, 2015 and 2014 and amounts unpaid as of September 30, 2015 and December 31, 2014 (dollars in thousands).

	Incurred		Incurred		Unpaid as of
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30, 2015	December 31, 2014
Type and Recipient	2015	2014	2015	2014
Base Management Fees (1) - the Adviser, Sub-Adviser	$4,278	$821	$11,020	$1,674	$4,278	$2,080
Incentive Fees on Income (1) - the Adviser, Sub-Adviser	—	—	—	—	—	—
Capital Gains Incentive Fee (1) - the Adviser, Sub-Adviser	—	—	—	—	—	—
Offering Costs - the Adviser, Sub-Adviser	769	574	2,587	1,749	1,330	2,388
Expense Support from Adviser	—	(328)	—	(328)	—	—
Other (2) - the Adviser	154	116	322	343	120	62
Selling Commissions - Dealer Manager	3,387	4,489	13,965	9,997	7	—
Dealer Manager Fee - Dealer Manager	1,706	2,105	6,511	4,802	1	—
Due to Affiliates					$5,736	$4,530

(1)	Net of amounts waived by the Adviser and Sub-Adviser.

(2)	Includes amounts the Adviser paid on behalf of the Company such as general and administrative services expenses.

Note 10 – Share Repurchase Plan

Since inception of the share repurchase program, the Company funded the repurchase of $1.6 million in shares. For the nine months ended September 30, 2015 and 2014, the Company funded $1.4 million and $155,000, respectively, for shares tendered for repurchase under the plan approved by the board of directors. Since inception of the share repurchase program, the Company has funded all redemption requests validly tendered and not withdrawn.

Note 11 – Commitments and Contingencies

At September 30, 2015, the Company had a total of approximately $29.1 million in outstanding commitments comprised of (i) twelve commitments to fund revolving loans that had not been fully drawn or term loans that had not been funded and (ii) two capital commitments that had not been fully called. At December 31, 2014, the Company had $6.4 million in outstanding commitments comprised of (i) four commitments to fund revolving loans that had not been fully drawn or term loans that had not been funded and (ii) one capital commitment that had not been fully called.

Commitments and Contingencies
(dollars in thousands)
September 30, 2015
Unfunded Loan Commitments
Arcus Hunting, LLC	$540
BarFly Ventures, LLC	1,531
Buca C, LLC	1,780
Datacom, LLC	1,500
Guerdon Modular Holdings, Inc.	400
Hojeij Branded Foods, Inc.	2,143
HWT, LLC	200
Jackmont Hospitality, Inc.	1,599
LaMi Products, LLC	1,688
Minute Key, Inc.	1,500
Mystic Logistics, Inc.	200
Volusion, LLC	3,000
Unfunded Capital Commitments
Brightwood Capital Fund III, LP	1,250
Freeport First Lien Loan Fund III, LP	11,741
Total	$29,072

Note 12 – Subsequent Events

From October 1, 2015 through October 31, 2015, the Company raised approximately $24.8 million in the Offering. During this period, the Company funded approximately $41.9 million in investments and received proceeds from repayments and dispositions of approximately $23.6 million.

On October 8, 2015, the Company decreased its public offering price from $9.90 per share to $9.70 per share. This decrease in the public offering price was effective as of the Company’s October 8, 2015 weekly closing.

On November 6, 2015, the Company decreased its public offering price from $9.70 per share to $9.55 per share. This decrease in the public offering price was effective as of the Company’s November 12, 2015 weekly closing.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is based on the condensed consolidated financial statements as of September 30, 2015 (unaudited) and December 31, 2014, and for the three and nine months ended September 30, 2015 and 2014. Amounts as of December 31, 2014 included in the unaudited condensed consolidated financial statements have been derived from the Company's audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, as well as the audited consolidated financial statements, notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2014. Capitalized terms used in this Item 2 have the same meaning as in the accompanying condensed consolidated financial statements in Item 1 unless otherwise defined herein.

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
Our primary investment objective is to generate current income through debt and equity investments, and a secondary objective is to generate long-term capital appreciation through such equity and equity related investments. We will invest in senior secured and second lien debt securities issued by Middle Market companies in private placements and negotiated transactions, which are traded in private over-the-counter markets for institutional investors. We will also invest in, and a significant portion of our assets are invested in, customized direct secured and unsecured loans to and equity securities of LMM companies, referred to as LMM securities. Typically, our investments in LMM companies will require us to co-invest with Main Street and/or its affiliates. We categorize some of our investments in LMM companies and Middle Market companies as private loan ("Private Loan") portfolio investments. Private Loan investments, often referred to in the debt markets as “club deals,” are investments, generally in debt instruments, that we originate on a collaborative basis with other investment funds or lenders. Private Loan investments are typically similar in size, structure, terms and conditions to investments we hold in our LMM portfolio and Middle Market portfolio. Our portfolio also includes other portfolio ("Other Portfolio") investments which primarily consist of investments that are not consistent with the typical profiles for our LMM portfolio investments, Middle Market portfolio investments or Private Loan portfolio investments, including investments which may be managed by third parties.

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

As of September 30, 2015, we had investments in 83 Middle Market debt investments, 20 Private Loan debt investments, 14 LMM debt investments, 16 LMM equity investments, two Private Loan equity investments and two Other Portfolio investments with an aggregate fair value of approximately $876.7 million, a cost basis of approximately $902.0 million, and a weighted average effective annual yield of approximately 8.3%. The weighted average annual yield was calculated using the effective interest rates for all investments at September 30, 2015, including accretion of original issue discount and amortization of the premium to par value, the amortization of fees received in connection with transactions. This calculation assumes zero yield for investments on non-accrual status. Approximately 80.8% and 16.5% of our portfolio investments at fair value (excluding our Other Portfolio investments) were secured by first priority liens and second priority liens on portfolio company assets, respectively, with the remainder in unsecured debt investments and equity investments.

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

●	interest payable on debt, if any;
●	investment advisory fees;
●	transfer agent and custodial fees;
●	fees and expenses associated with marketing efforts;
●	federal and state registration fees;
●	federal, state and local taxes;
●	independent directors’ fees and expenses, including travel expenses;
●	costs of director and stockholder meetings, proxy statements, stockholders’ reports and notices;
●	cost of fidelity bond, directors and officers/errors and omissions liability insurance and other insurance premiums;
●	direct costs such as printing of stockholder reports and advertising or sales materials, mailing, long distance telephone, and staff;
●
fees and expenses associated with independent audits and outside legal costs, including compliance with the Sarbanes-Oxley Act of 2002, the 1940 Act, and other applicable federal and state securities laws;

●	costs associated with our reporting and compliance obligations under the 1940 Act and other applicable federal and state securities laws;
●	brokerage commissions for our investments;
●	all other expenses incurred by our Advisers in performing their obligations, subject to the limitations included in the Investment Advisory Agreement and Sub-Advisory Agreement; and
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

Base Management Fee, Incentive Fee, Administrative Expense Waiver and Expense Support and Conditional Reimbursement Agreement

On May 31, 2012, we and our Advisers entered into a conditional fee waiver agreement and subsequent amendments, pursuant to which, for a period from June 4, 2012 to December 31, 2013, our Advisers could waive all fees upon the occurrence of any event that, in our Advisers’ sole discretion, is deemed necessary, including (but not automatically triggered by) our estimate that a distribution declared and payable to our stockholders during the fee waiver period represents, or would represent when paid, a return of capital for U.S. federal income tax purposes. We refer to this conditional fee waiver agreement (as amended from time to time, the “Conditional Fee Waiver Agreement”). Further, the agreement contained a clause which states that at the sole and absolute discretion of our board of directors, in future periods, previously waived fees may be paid to our Advisers if and only to the extent that the cumulative net increase in net assets resulting from operations exceeds the amount of cumulative distributions paid to stockholders. The previously waived fees are potentially subject to repayment by us, if at all, within a period not to exceed three years from the date of each respective fee waiver.

On December 30, 2013, we and our Advisers agreed to an amendment to the Conditional Fee Waiver Agreement which extended the term of the fee waiver with respect to our Adviser through December 31, 2014. The terms of the fee waiver were not extended with respect to our Sub-Adviser, whose waiver expired on December 31, 2013 (except with respect to a subordinated incentive fee on income payable for the period October 1, 2014 to December 31, 2014 which our Sub-Adviser agreed to waive).

On April 15, 2015, we and our Advisers agreed to a further amendment (the "Fee Waiver Amendment") to the Conditional Fee Waiver Agreement. Under the Fee Waiver Amendment, our Advisers have agreed to extend the term of the fee waiver with respect to our Adviser through December 31, 2015. The terms of the fee waiver were not extended with respect to our Sub-Adviser (except for the subordinated incentive fee on income for the period January 1, 2015 to September 30, 2015, which our Sub-Adviser has agreed to waive). Our Adviser has no obligation to waive fees pursuant to the Conditional Fee Waiver Agreement after December 31, 2015 unless the fee waiver period is further extended.

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

For the three months ended September 30, 2015 and 2014, we incurred base management fees of $4.3 million and $1.6 million, respectively, and our Advisers waived base management fees of $0 and $821,000, respectively. Accordingly, net of waivers, we paid base management fees of $4.3 million for the three months ended September 30, 2015 and paid base management fees of $821,000 for the three months ended September 30, 2014. For the three months ended September 30, 2015 and 2014, we incurred capital gains incentive fees of $0 and $0, respectively, and subordinated incentive fees on income of $155,000 and $0, respectively. For the three months ended September 30, 2015 and 2014, our Advisers waived capital gains incentive fees of $0 and $0, respectively, and subordinated incentive fees on income of $155,000 and $0, respectively.

For the nine months ended September 30, 2015 and 2014, we incurred base management fees of $11.0 million and $3.3 million, respectively, and our Advisers waived base management fees of $0 and $1.7 million, respectively. Accordingly, net of waivers, we paid base management fees of $11.0 million for the nine months ended September 30, 2015 and paid base management fees of $1.7 million for the nine months ended September 30, 2014. For the nine months ended September 30, 2015 and 2014, we incurred capital gains incentive fees of $0 and $0, respectively, and subordinated incentive fees on income of $1.4 million and $0, respectively. For the nine months ended September 30, 2015 and 2014, our Advisers waived capital gains incentive fees of $0 and $0, respectively, and subordinated incentive fees on income of $1.4 million and $0, respectively.

For the nine months ended September 30, 2015 and 2014, we did not record an accrual for any previously waived fees. Any future reimbursement of previously waived fees to our Advisers will not be accrued until the reimbursement of the waived fees become probable and estimable, which will be upon approval of our board of directors. To date, none of the previously waived fees has been approved by our board of directors for reimbursement.

Pursuant to the Investment Advisory Agreement and Sub-Advisory Agreement, we are required to pay or reimburse our Advisers for administrative services expenses, which include all costs and expenses related to our day-to-day administration and management not related to advisory services. For the three months ended September 30, 2015 and 2014, we incurred, and our Advisers waived the reimbursement of, administrative services expenses of $517,000 and $371,000, respectively. For the nine months ended September 30, 2015 and 2014, we incurred, and our Advisers waived the reimbursement of, administrative services expenses of $1.4 million and $1.1 million, respectively. Our Advisers have agreed to waive the reimbursement of administrative services expenses through December 31, 2015. The waiver of the reimbursement of administrative service expenses is not subject to future reimbursement.

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

PORTFOLIO INVESTMENT COMPOSITION

Our Middle Market portfolio investments primarily consist of direct or secondary purchases of interest-bearing debt securities in companies that are generally larger in size than the LMM companies included in our LMM portfolio. While our Middle Market debt investments are generally secured by a first priority lien, 19.0% of the fair value of our Middle Market portfolio is secured by second priority liens.

Our current LMM portfolio consists of debt investments secured by first and second priority liens (67.3% and 3.2% of the total fair value of the LMM portfolio, respectively) on the assets of the portfolio companies and equity investments (29.5% of the total fair value of the LMM portfolio) in privately held LMM companies. The LMM debt investments generally bear interest at fixed rates and mature between five and seven years from the original investment date. The LMM equity investments represent an equity position or the right to acquire an equity position through warrants.

Our Private Loan portfolio primarily consists of debt investments secured by first and second priority liens (90.2% and 9.6% of the total fair value of the Private Loan portfolio) on the assets of the portfolio companies and equity investments (0.2% of the total fair value of the Private Loan portfolio) in two Private Loan companies as of September 30, 2015. The Private Loan debt investments typically have stated terms between three and seven years from the original investment date. The Private Loan equity investments represent an equity position or the right to acquire an equity position through warrants.

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

During the nine months ended September 30, 2015, we funded investment purchases of approximately $534.0 million and had nine investments under contract to purchase as of September 30, 2015, for approximately $39.0 million, which settled or are scheduled to settle after September 30, 2015. We also received proceeds from sales and repayments of existing portfolio investments of approximately $110.8 million including $24.6 million in sales. Additionally, we had two investments under contract to sell as of September 30, 2015, for approximately $2.5 million, which represents the contract sales price. The combined result of which increased our portfolio, on a cost basis, by approximately $414.4 million, or 85.0%, and the number of portfolio investments by 29, or 26.6%, compared to the portfolio as of December 31, 2014. As of September 30, 2015, the largest investment in an individual portfolio company represented approximately 1.9% of our portfolio’s fair value with the remaining investments ranging from 0.001% to 1.9%. The average investment in our portfolio is approximately $6.4 million or 0.7% of the total portfolio. As a result of these transactions, our portfolio has become increasingly diversified across individual portfolio investments, geographic regions, and industries. Further, our total portfolio's investment composition (including our Other Portfolio investments) is comprised of 80.4% first lien debt securities, 16.5% second lien debt securities, with the remainder in unsecured debt investments and equity investments. First lien debt securities have priority over subordinated debt owed by the issuer with respect to the collateral pledged as security for the loan. Due to the relative priority of payment of first lien investments, these generally have lower yields than lower priority, less secured investments.

During the nine months ended September 30, 2014, we made investment purchases of approximately $333.9 million and had 11 investments under contract to purchase as of September 30, 2014 for approximately $44.0 million, which settled after September 30, 2014. We also received proceeds from sales and repayments of existing portfolio investments of approximately $69.4 million including $29.7 million in sales and had two investments under contract to sell as of September 30, 2014 for approximately $2.0 million, which represented the contract sales price.

The result of the aforementioned transactions further diversified our geographic and industry concentrations and based upon our investment rating system, which is described further below, the weighted average rating of our LMM was approximately 3.0 as of both September 30, 2015 and December 31, 2014. Lastly, the overall weighted average effective yield on our investment portfolio has increased from 8.1% at December 31, 2014 to 8.3% as of September 30, 2015.

Summaries of the composition of our total investment portfolio at cost and fair value are shown in the following tables (this information excludes Other Portfolio investments):

	September 30, 2015				December 31, 2014
Cost:	LMM	Private Loan	Middle Market	Total	LMM	Private Loan	Middle Market	Total
First Lien Secured Debt	68.3%	87.6%	80.7%	80.5%	67.9%	76.2%	80.8%	79.4%
Second Lien Secured Debt	3.2%	12.2%	18.9%	16.8%	2.9%	23.8%	18.6%	18.1%
Equity	27.5%	0.1%	—%	2.3%	29.0%	—%	—%	2.0%
Equity warrants	1.0%	0.1%	—%	0.1%	0.2%	—%	—%	—%
Unsecured Debt	—%	—%	0.4%	0.3%	—%	—%	0.6%	0.5%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	September 30, 2015				December 31, 2014
Fair Value:	LMM	Private Loan	Middle Market	Total	LMM	Private Loan	Middle Market	Total
First Lien Secured Debt	67.3%	90.2%	80.8%	80.8%	67.9%	74.9%	80.9%	79.4%
Second Lien Secured Debt	3.2%	9.6%	19.0%	16.5%	2.9%	25.1%	18.5%	18.0%
Equity	28.5%	0.1%	—%	2.5%	29.0%	—%	—%	2.1%
Equity warrants	1.0%	0.1%	—%	0.1%	0.2%	—%	—%	—%
Unsecured Debt	—%	—%	0.2%	0.1%	—%	—%	0.6%	0.5%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

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

	September 30, 2015
	Investments at Cost	Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Northeast	$195,417	21.8%	$193,728	22.2%
Southeast	183,570	20.4	183,885	21.1
West	143,354	16.0	133,778	15.3
Southwest	155,053	17.3	143,062	16.4
Midwest	159,998	17.8	160,104	18.4
Non-United States	59,980	6.7	57,557	6.6
Total	$897,372	100.0%	$872,114	100.0%

	December 31, 2014
	Investments at Cost	Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Northeast	$128,556	26.5%	$127,734	27.0%
Southeast	116,737	24.0	116,803	24.7
West	77,402	15.9	73,993	15.7
Southwest	85,291	17.5	77,183	16.3
Midwest	57,270	11.8	56,970	12.1
Non-United States	20,773	4.3	19,604	4.2
Total	$486,029	100.0%	$472,287	100.0%

The following tables show our total investment portfolio composition of portfolio investments by industry at cost and fair value (since the Other Portfolio investment does not represent a single industry, this information excludes Other Portfolio investments)

	Cost		Fair Value
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Hotels, Restaurants, and Leisure	10.8%	7.5%	11.1%	7.6%
Media	7.5%	9.4%	7.1%	9.2%
IT Services	5.4%	7.1%	5.4%	7.1%
Oil, Gas, and Consumable Fuels	4.8%	5.6%	4.0%	4.7%
Health Care Providers and Services	4.8%	3.7%	4.7%	3.8%
Diversified Consumer Services	4.6%	4.5%	4.6%	4.6%
Commercial Services and Supplies	4.4%	2.3%	4.5%	2.3%
Internet Software and Services	4.4%	2.9%	4.6%	3.0%
Specialty Retail	4.3%	2.5%	4.2%	2.4%
Auto Components	3.9%	3.8%	4.0%	3.9%
Software	3.5%	3.7%	3.6%	3.8%
Energy Equipment and Services	3.2%	3.3%	2.7%	2.7%
Food Products	3.2%	5.1%	3.2%	5.1%
Diversified Telecommunication Services	2.9%	1.4%	3.0%	1.4%
Construction and Engineering	2.8%	3.5%	2.9%	3.7%
Leisure Equipment and Products	2.2%	1.6%	2.2%	1.6%
Pharmaceuticals	2.1%	2.1%	2.1%	2.2%
Electronic Equipment, Instruments & Components	1.7%	2.6%	1.7%	2.7%
Diversified Financial Services	1.7%	—%	1.7%	—%
Automobiles	1.7%	1.2%	1.7%	1.3%
Internet and Catalog Retail	1.6%	1.5%	1.7%	1.5%
Aerospace and Defense	1.6%	1.4%	1.7%	1.4%
Machinery	1.6%	3.0%	1.6%	3.1%
Chemicals	1.4%	3.0%	1.4%	3.1%
Tobacco	1.3%	1.7%	1.4%	1.8%
Distributors	1.3%	1.6%	1.4%	1.6%
Textiles, Apparel & Luxury Goods	1.2%	2.1%	1.2%	2.2%
Professional Services	1.0%	1.2%	1.0%	1.2%
Marine	0.9%	1.6%	0.9%	1.7%
Metals and Mining	0.8%	1.6%	0.8%	1.6%
Personal Products	0.8%	—%	0.9%	—%
Capital Markets	0.8%	—%	0.8%	—%
Building Products	0.8%	—%	0.8%	—%
Food & Staples Retailing	0.8%	—%	0.8%	—%
Health Care Equipment and Supplies	0.8%	1.4%	0.8%	1.4%
Insurance	0.7%	1.3%	0.7%	1.4%
Communications Equipment	0.6%	—%	0.6%	—%
Utilities	0.5%	—%	0.6%	—%
Healthcare Technology	0.5%	1.0%	0.6%	1.0%
Consumer Finance	0.4%	0.5%	0.4%	0.5%
Air Freight & Logistics	0.3%	0.6%	0.5%	0.7%
Containers and Packaging	0.2%	0.5%	0.2%	0.5%
Airlines	0.2%	—%	0.2%	—%
Life Sciences Tools and Services	—%	0.3%	—%	0.3%
Household Products	—%	1.6%	—%	1.6%
Electric Utilities	—%	0.3%	—%	0.3%
Total	100.0%	100.0%	100.0%	100.0%

PORTFOLIO ASSET QUALITY

As of September 30, 2015, we owned a diversified portfolio of 137 investments in 116 companies representing a wide range of industries. We believe that this diversity adds to the structural protection of the portfolio, revenue sources, income, cash flows and dividends. The portfolio included the following:

▪
83 debt investments in 81 Middle Market portfolio companies with an aggregate fair value of approximately $688.3 million and a cost basis of approximately $709.7 million. The Middle Market portfolio had a weighted average annual effective yield of approximately 8.3% and 80.8% of the investments were secured by first priority liens. Further, 85.5% of the Middle Market investments bear interest at a variable rate, with a majority of these investments being subject to contractual minimum base interest rates between 100 and 150 basis points.

▪
20 debt investments in 19 Private Loan portfolio companies with an aggregate fair value of approximately $106.6 million and a cost basis of approximately $111.6 million. The Private Loan portfolio had a weighted average annual effective yield of approximately 8.4%, which is calculated assuming the investments on non-accrual status are non-yielding, and 90.2% of the Private Loan investments were secured by first priority liens. Further, 89.8% of the Private Loan investments bear interest at a variable rate, with a majority of these investments being subject to contractual minimum base interest rates between 100 and 150 basis points.

▪
14 debt investments in 14 LMM portfolio companies with an aggregate fair value of approximately $54.3 million and a cost basis of approximately $54.2 million. The LMM debt investments had a weighted average annual effective yield of approximately 10.8% and 95.5% of the debt investments were secured by first priority liens. Further, 47.5% of the LMM debt investments are fixed rate investments with fixed interest rates between 8.0% and 12.0%. Further, four LMM debt investments, representing approximately 52.5% of the LMM debt investments, bear interest at a variable rate, with a majority of these investments being subject to contractual minimum base interest rates of 100 basis points.

▪
15 equity investments and five equity warrant investments in 13 LMM portfolio companies, two Private Loan portfolio companies and two Other Portfolio companies with an aggregate fair value of approximately $27.6 million and a cost basis of approximately $26.5 million.

Overall, our investment portfolio had a weighted average effective yield of approximately 8.3%, and 80.4% of our total portfolio's investment composition (including our Other Portfolio investments) was secured by first-priority liens.

As of September 30, 2015, we had three investments in two portfolio companies that were on non-accrual status. These companies were in default for failure to pay the combined outstanding principal balances of $8.8 million due upon the maturity of the loans. Our Advisers are currently working with the borrowers to maximize recovery of the amounts borrowed. As of September 30, 2015, these three investments on non-accrual status comprised approximately 0.3% of the total investment portfolio at fair value and 0.9% of the total investment portfolio at cost. As of December 31, 2014, we had two investments in one portfolio company that were on non-accrual status. These two investments on non-accrual status comprised approximately 0.4% of the total investment portfolio at fair value and 0.8% of the total investment portfolio at cost. None of our investments were in default as of December 31, 2014. For those investments in which S&P credit ratings are available, approximately 55.0% of the portfolio, the portfolio had a weighted average effective credit rating of B.

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

The following table shows the distribution of our LMM portfolio investments on the 1 to 5 investment rating scale at fair value as of September 30, 2015 and December 31, 2014 (dollars in thousands):

	September 30, 2015		December 31, 2014
Investment Rating	Investments at Fair Value	Percentage of Total LMM Portfolio	Investments at Fair Value	Percentage of Total LMM Portfolio
1	$—	—%	$—	—%
2	4,006	5.2	750	2.2
3	70,626	91.7	31,996	95.2
4	2,358	3.1	870	2.6
5	—	—	—	—
Totals	$76,990	100.0%	$33,616	100.0%

Based upon the investment rating system, the weighted average rating of our LMM portfolio at fair value was approximately 3.0 as of both September 30, 2015 and December 31, 2014.

DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS COMPARISONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015 AND SEPTEMBER 30, 2014

Total Investment Income, Expenses, Net Assets

For the three months ended September 30, 2015 and 2014, our total investment income was approximately $17.3 million and $5.6 million, respectively, consisting predominately of interest income. As of September 30, 2015 the portfolio had a weighted average annual effective yield on investments of approximately 8.3% compared to 7.8% as of September 30, 2014, and our average investment portfolio for the three months ended September 30, 2015 was $815.4 million compared to $306.2 million for the three months ended September 30, 2014. Additionally, during the three months ended September 30, 2015 and 2014, we accreted approximately $1.1 million and $230,000, respectively, of unearned income into interest income. The increase in interest income was primarily due to the growth in our total portfolio resulting from the investment of additional equity capital raised and borrowings under our Capital One Credit Facility and the Deutsche Bank Credit Facility (together, the "Credit Facilities"). We believe further increases in investment income in future periods may arise due to (i) a growing base of portfolio company investments, and (ii) investments being held for the entire period relative to incremental net investment activity during each quarter.

For the three months ended September 30, 2015, expenses, net of base management fee, incentive fee and administrative services expenses waivers and expense support payment, were approximately $7.8 million as compared to expenses of approximately $2.0 million for the three months ended September 30, 2014. The increase in expenses is primarily due to increases in management fees (net of fee waivers) of $3.5 million, interest expense of $2.0 million, and other general and administrative expense of $12,000. Management fees increased due to an increase in the average gross assets of the Company. Interest expense increased due to an increase in the average borrowings during the period. Average borrowings were $349.0 million for the three months ended September 30, 2015 compared to $112.4 million for the three months ended September 30, 2014. Additionally, interest expense was higher for the three months ended September 30, 2015, due to the increase in amortization of deferred financing costs as a result of costs paid in connection with the Credit Facilities. As of both September 30, 2015 and September 30, 2014, the annualized interest rate on borrowings was approximately 3%. Other general and administrative expenses increased due to additional banking costs, trade costs and other costs associated with the increase in the overall portfolio size.

Beginning January 1, 2014, our Sub-Adviser no longer waived its fees, except the subordinated incentive fee on income for the period October 1, 2014 to December 31, 2014 totaling approximately $226,000 and for the period January 1, 2015 to September 30, 2015 totaling approximately $721,000, which our Sub-Adviser has agreed to waive. Our Adviser waived its fees in 2014 in an amount necessary for distributions declared to not represent a return of capital for federal tax purposes. During the three months ended September 30, 2014, our Adviser's management fees were waived, and no incentive fees were accrued or waived during the period. For the three months ended September 30, 2015, the base management and incentive fees, net of fee waivers, were approximately $4.3 million compared to a net fee of $821,000 for the three months ended September 30, 2014.

For the three months ended September 30, 2015, the net decrease in net assets resulting from operations (gross of stockholder distributions declared) was approximately $9.8 million. The decrease was attributable to unrealized depreciation on investments of approximately $19.3 million, realized losses of approximately $17,000 and offset by net investment income of approximately $9.5 million.

For the three months ended September 30, 2014, the net increase in net assets was approximately $1.8 million. The increase was primarily attributable to net investment income of approximately $3.7 million, realized gains of approximately $65,000 and offset by unrealized depreciation on investments of approximately $1.9 million.

RESULTS COMPARISONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND SEPTEMBER 30, 2014

Total Investment Income, Expenses, Net Assets

For the nine months ended September 30, 2015 and 2014, our total investment income was approximately $44.5 million and $10.5 million, respectively, consisting predominately of interest income. As of September 30, 2015 the portfolio had a weighted average annual effective yield on investments of approximately 8.3% compared to 7.8% as of September 30, 2014, and our average investment portfolio for the nine months ended September 30, 2015 was $691.1 million compared to $205.1 million for the nine months ended September 30, 2014. Additionally, during the nine months ended September 30, 2015 and 2014, we accreted approximately $2.3 million and $642,000, respectively, of unearned income into interest income. The increase in interest income was primarily due to the growth in our total portfolio resulting from the investment of additional equity capital raised and borrowings under the Credit Facilities. We believe further increases in investment income in future periods may arise due to (i) a growing base of portfolio company investments, and (ii) investments being held for the entire period relative to incremental net investment activity during each quarter.

For the nine months ended September 30, 2015, expenses, net of base management fee, incentive fee and administrative services expenses waivers and expense support payment, were approximately $19.8 million as compared to expenses of approximately $4.2 million for the nine months ended September 30, 2014. The increase in expenses is primarily due to increases in management fees (net of fee waivers) of $9.3 million, interest expense of $5.8 million, and other general and administrative expense of $195,000. Management fees increased due to an increase in the average gross assets of the Company. Interest expense increased due to an increase in the average borrowings during the period. Average borrowings were $286.2 million for the nine months ended September 30, 2015 compared to $66.6 million for the nine months ended September 30, 2014. Additionally, interest expense was higher for the nine months ended September 30, 2015, due to the increase in amortization of deferred financing costs as a result of costs paid in connection with the Credit Facilities. As of both September 30, 2015 and September 30, 2014, the annualized interest rate on borrowings was approximately 3%. Other general and administrative expenses increased due to additional banking costs, trade costs and other costs associated with the increase in the overall portfolio size.

Beginning January 1, 2014, our Sub-Adviser no longer waived its fees, except the subordinated incentive fee on income for the period October 1, 2014 to December 31, 2014 totaling approximately $226,000 and for the period January 1, 2015 to September 30, 2015 totaling approximately $721,000, which our Sub-Adviser has agreed to waive. Our Adviser waived its fees in 2014 in an amount necessary for distributions declared to not represent a return of capital for federal tax purposes. During the nine months ended September 30, 2014, our Adviser's management fees were waived, and no incentive fees were accrued or waived during the period. For the nine months ended September 30, 2015, the base management and incentive fees, net of fee waivers, were approximately $11.0 million compared to a net fee of $1.7 million for the nine months ended September 30, 2014.

For the nine months ended September 30, 2015, the net increase in net assets resulting from operations (gross of stockholder distributions declared) was approximately $13.3 million. The increase was attributable to net investment income of approximately $24.7 million, realized gains of approximately $130,000, and offset by unrealized depreciation on investments of approximately $11.5 million.

For the nine months ended September 30, 2014, the net increase in net assets was approximately $4.9 million. The increase was primarily attributable to net investment income of approximately $6.3 million, realized gains of approximately $216,000 and offset by unrealized depreciation on investments of approximately $1.6 million.

Liquidity and Capital Resources

Cash Flows

For the nine months ended September 30, 2015, we experienced a net decrease in cash and cash equivalents of approximately $1.2 million. During that period, approximately $401.4 million of cash was used in our operating activities, which primarily consisted of the purchase of new portfolio investments of $534.0 million, offset by a net increase in net assets resulting from operations of approximately $13.3 million and principal repayments from and sales of investments in portfolio companies of

$110.8 million. During the nine months ended September 30, 2015, approximately $400.2 million was generated from financing activities, which principally consisted of a net $212.1 million increase in borrowings under the Credit Facilities, and $203.6 million in net Offering proceeds received, offset by $10.6 million in cash distributions paid to stockholders, $1.4 million in cash distributions related to redemption of our common stock and $3.5 million paid for financing costs related to the Credit Facilities amendments during the nine months ended September 30, 2015.

For the nine months ended September 30, 2014, we experienced a net increase in cash and cash equivalents of approximately $4.5 million. During that period, approximately $258.6 million of cash was used in our operating activities, which primarily consisted of the purchase of new portfolio debt investments of $333.9 million, offset by a net increase in net assets resulting from the operations of approximately $4.9 million and principal repayments from and sales of investments in portfolio companies of $69.4 million. During the nine months ended September 30, 2014, approximately $263.0 million was generated from financing activities, which principally consisted of a net $127.9 million increase in borrowings under the Credit Facilities and $140.8 million in net Offering proceeds received, offset by $3.1 million in cash distributions paid to stockholders and $2.4 million paid for fees related to the Credit Facilities entered into during the nine months ended September 30, 2014.

Initial Offering

During the nine months ended September 30, 2015, we raised proceeds of $243.0 million from the Offering, including proceeds from the distribution reinvestment plan, and made payments of $20.5 million for selling commissions and dealer manager fees. We also incurred an obligation for $3.6 million of costs related to the Offering.

During the nine months ended September 30, 2014, we raised proceeds of $163.0 million from the Offering, including proceeds from the distribution reinvestment plan, and made payments of $14.8 million for selling commissions and dealer manager fees. We also incurred an obligation for $2.4 million of costs related to the Offering.

Distributions

The following table reflects the cash distributions per share that we have declared on our common stock during the nine months ended September 30, 2015 (dollars in thousands except per share amounts).

	Distributions
For the Period Ended	Per Share	Amount
Three months ended September 30, 2015	$0.17	$9,373
Three months ended June 30, 2015	$0.18	$7,998
Three months ended March 31, 2015	$0.17	$6,260

The following table reflects the cash distributions per share that we have declared on our common stock during the nine months ended September 30, 2014 (dollars in thousands except per share amounts).

	Distributions
For the Period Ended	Per Share	Amount
Three months ended September 30, 2014	$0.17	$3,234
Three months ended June 30, 2014	$0.18	$2,049
Three months ended March 31, 2014	$0.17	$1,276

On September 24, 2015, with the authorization of our board of directors, we declared distributions to our stockholders for the period of October 2015 through December 2015. These distributions have been, or will be, calculated based on stockholders of record each day from October 1, 2015 through December 31, 2015 in an amount equal to $0.00191781 per share, per day. Distributions are paid on the first business day following the completion of each month to which they relate.

We have adopted an “opt in” distribution reinvestment plan for our stockholders. As a result, if we make a distribution, our stockholders will receive distributions in cash unless they specifically “opt in” to the distribution reinvestment plan so as to have their cash distributions reinvested in additional shares of our common stock.

We may fund our cash distributions from any sources of funds legally available, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and fee waivers from our Advisers. We have not established any limit on the extent to which we may use borrowings or proceeds from the Offering to fund distributions. Our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from the Offering. As a result, a portion of the distributions we make may represent a return of capital for U.S. federal income tax purposes.

The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of our board of directors.

In order to satisfy the Code requirements applicable to a RIC, we must distribute to our stockholders substantially all of our taxable income on an annual basis. However, we may elect to spill over certain excess undistributed taxable income from one taxable year into the next taxable year, which would require us to pay a 4% non-deductible excise tax on such excess undistributed taxable income. In 2014, we estimated that approximately $59,000, or $0.0019 per share, of our taxable income for 2014 will be distributed in 2015, prior to the filing of our U.S. federal income tax return for our 2014 taxable year. We anticipate none of this will be subject to the 4% nondeductible excise tax. In order to avoid excise tax, we need to distribute, in respect of each calendar year dividends of an amount at least equal to the sum of (1) 98.0% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our Capital Gain Net Income, adjusted for certain ordinary losses, for the one year period ending on October 31st of such calendar year (or, if we so elect, for the calendar year) and (3) any net ordinary income and Capital Gain Net Income for the preceding calendar years that was not distributed during such calendar years and on which we paid no U.S. federal income tax.

Capital Resources

As of September 30, 2015, we had approximately $18.6 million in cash and cash equivalents and our NAV totaled approximately $467.1 million equating to approximately $8.35 per share. The change from the December 31, 2014 NAV per share of $8.40 was largely due to the unrealized depreciation on investments in the portfolio. The unrealized depreciation on investments in our portfolio was primarily driven by the broad price declines in the high yield bond and leveraged loan markets and by the effect of declining oil prices on our investments in the oil and gas sector.

We anticipate that we will continue to fund our investment activities through existing cash, capital raised from our Offering, and borrowings on the Credit Facilities. Our primary uses of funds in both the short-term and long-term will be investments in portfolio companies, operating expenses and cash distributions to holders of our common stock.

As of September 30, 2015, we had $105.0 million outstanding and $20.0 million available under our Capital One Credit Facility, and $290.0 million outstanding and $70.0 million available under the Deutsche Bank Credit Facility, both of which we estimated approximated fair value and subject to certain limitations and the asset coverage restrictions under the 1940 Act.

During the nine months ended September 30, 2015, we raised proceeds of $243.0 million from the Offering, including proceeds from the distribution reinvestment plan, and made payments of $20.5 million for selling commissions and dealer manager fees. We also incurred an obligation of $3.6 million of costs related to the Offering.

As a BDC, we generally are required to meet a coverage ratio of total assets to total senior securities, which include borrowings and any preferred stock we may issue in the future, of at least 200%. As of September 30, 2015, our asset coverage ratio under BDC regulations was 210% when including unfunded commitments as a senior security. As of December 31, 2014, our asset coverage ratio under BDC regulations was 242%. This requirement limits the amount that we may borrow. As of September 30, 2015, considering these limitations, we had the ability to draw upon the entire $90.0 million of remaining capacity in the Credit Facilities.

Although we have been able to secure access to potential additional liquidity, through proceeds from the Offering and also by entering into the Credit Facilities, there is no assurance that equity or debt capital will be available to us in the future on favorable terms, or at all.

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

 Contractual Obligations

As of September 30, 2015, we had $395.0 million in borrowings outstanding under the Credit Facilities. Unless extended, our Capital One Credit Facility will expire March 11, 2017, and the Deutsche Bank Credit Facility will mature on June 16, 2020. Our Capital One Credit Facility has two, one-year extension options, with lender approval that, if approved and exercised, would permit us to extend the maturity to March 11, 2019. See Note 4-Borrowings to the financial statements included elsewhere in this Report on Form 10-Q for a description of the Credit Facilities.

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings at September 30, 2015 is as follows:

	Payments Due By Period (dollars in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Capital One Credit Facility (1)	$105,000	$—	$105,000	$—	$—
Deutsche Bank Credit Facility (2)	$290,000	$—	$—	$290,000	$—

(1)	At September 30, 2015, $20.0 million remained available under our Capital One Credit Facility, subject to the asset coverage ratio restrictions imposed by the 1940 Act, as discussed above.

(2)	At September 30, 2015, $70.0 million remained available under the Deutsche Bank Credit Facility, subject to the asset coverage ratio restrictions imposed by the 1940 Act, as discussed above.

Off-Balance Sheet Arrangements

At September 30, 2015, we had a total of approximately $29.1 million in outstanding commitments comprised of (i) twelve commitments to fund revolving loans that had not been fully drawn or term loans that had not been funded and (ii) two capital commitments that had not been fully called. At December 31, 2014, we had $6.4 million in outstanding commitments comprised of (i) four commitments to fund revolving loans that had not been fully drawn or term loans that had not been funded and (ii) one capital commitment that had not been fully called.

Commitments and Contingencies
(dollars in thousands)
September 30, 2015
Unfunded Loan Commitments
Arcus Hunting, LLC	$540
BarFly Ventures, LLC	1,531
Buca C, LLC	1,780
Datacom, LLC	1,500
Guerdon Modular Holdings, Inc.	400
Hojeij Branded Foods, Inc.	2,143
HWT, LLC	200
Jackmont Hospitality, Inc.	1,599
LaMi Products, LLC	1,688
Minute Key, Inc.	1,500
Mystic Logistics, Inc.	200
Volusion, LLC	3,000
Unfunded Capital Commitments
Brightwood Capital Fund III, LP	1,250
Freeport First Lien Loan Fund III, LP	11,741
Total	$29,072

Recent Developments and Subsequent Events

From October 1, 2015 through October 31, 2015, we raised approximately $24.8 million in the Offering. During this period, we funded approximately $41.9 million in investments and received proceeds from repayments and dispositions of approximately $23.6 million.

On October 8, 2015, we decreased our public offering price from $9.90 per share to $9.70 per share. This decrease in our public offering price was effective as of our October 8, 2015 weekly closing.

On November 6, 2015, we decreased our public offering price from $9.70 per share to $9.55 per share. This decrease in our public offering price was effective as of our November 12, 2015 weekly closing.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, in particular changes in interest rates. Changes in interest rates may affect our interest income from portfolio investments, the fair value of our fixed income investments, and our cost of funding.

Our interest income will be affected by changes in various interest rates, including LIBOR and prime rates, to the extent any of our debt investments include floating interest rates. We generally invest in floating rate debt instruments, meaning that the interest rate payable on such instrument resets periodically based upon changes in a specified interest rate index, typically the one-month LIBOR. As of September 30, 2015, approximately 84.0% of our LMM, Private Loan, and Middle Market portfolio debt investments (based on cost) contained floating interest rates. At September 30, 2015, the one-month LIBOR was approximately 0.2%. However, many of our investments provide that the specified interest rate index on such instruments will never fall below a level, or floor, generally between 100 and 150 basis points, equal to 1.0% to 1.5%, regardless of the level of the specified index rate. Given that most floating rate debt investments have index floors at or above 100 basis points, a decline in index rates is not expected to result in a change to interest income.

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

The following table shows the approximate annualized increase or decrease (dollars in thousands) in the components of net investment income due to hypothetical interest rate index changes, assuming no changes in our investments and borrowings as of September 30, 2015.

Change in interest rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 20 basis points	$(17)	$(790)	$773
Up 100 basis points	1,237	3,950	(2,713)
Up 200 basis points	8,305	7,900	405
Up 300 basis points	15,550	11,850	3,700

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

If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. As of September 30, 2015, we had not entered into any interest rate hedging arrangements.

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

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2015, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act), during the nine months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

•	may have difficulty accessing the capital markets to meet future capital needs, which may limit their ability to grow or to repay their outstanding indebtedness upon maturity.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Repurchases of our common stock pursuant to our tender offer are as follows:

Period	Total Number of Shares (or Units) Purchased	Average Price per Share (or Unit)	Cumulative Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in millions)
July 1, 2015 through July 31, 2015	—	$—	104,899.15	—
August 1, 2015 through August 31, 2015	—	$—	104,899.15	—
September 1, 2015 through September 30, 2015	82,164.95	$8.48	187,064.10	—

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

3.2
Amended and Restated Bylaws of the Registrant (Filed as Exhibit 3.1 to the Registrant’s current report on Form 8-K filed with the SEC on September 24, 2015 (File No. 814-00939) and incorporated by reference herein).

10.1
Second Amendment to the Amended and Restated Loan Financing and Servicing Agreement, dated as of September 23, 2015, by and among HMS Funding I LLC, as borrower, HMS Income Fund, Inc., as equityholder and servicer, the financial institutions party thereto as lenders, and Deutsche Bank AG, New York Branch, as Administrative Agent. (Filed as Exhibit 10.1 to the Registrant's current report on Form 8-K filed with the SEC on September 24, 2015 (File No. 814-00939) and incorporated by reference herein).

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

HMS INCOME FUND, INC.

Date:	November 10, 2015	By:	/s/ SHERRI W. SCHUGART
Sherri W. Schugart
Chairman, Chief Executive Officer and President

Date:	November 10, 2015	By:	/s/ RYAN T. SIMS
Ryan T. Sims
Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit No.	Description
3.1
Articles of Amendment and Restatement (filed as Exhibit (a)(2) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-178548), filed on May 31, 2012 and incorporated herein by reference).

3.2
Amended and Restated Bylaws of the Registrant (Filed as Exhibit 3.1 to the Registrant’s current report on Form 8-K filed with the SEC on September 24, 2015 (File No. 814-00939) and incorporated by reference herein).

10.1
Second Amendment to the Amended and Restated Loan Financing and Servicing Agreement, dated as of September 23, 2015, by and among HMS Funding I LLC, as borrower, HMS Income Fund, Inc., as equityholder and servicer, the financial institutions party thereto as lenders, and Deutsche Bank AG, New York Branch, as Administrative Agent. (Filed as Exhibit 10.1 to the Registrant's current report on Form 8-K filed with the SEC on September 24, 2015 (File No. 814-00939) and incorporated by reference herein).

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