Form 10-K
period 2015-12-31
HMS INCOME FUND, INC.
filed 2016-03-11
CIK 1535778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

There is no established market for the Registrant’s shares of common stock. The Registrant is currently conducting an ongoing public offering of its shares of common stock pursuant to a registration statement on Form N-2 (File No. 333-204659) (the "Registration Statement"), which shares are currently being offered and sold at a price of $8.50 per share, with discounts available for certain categories of purchasers, or at a price necessary to ensure that shares are not sold at a price, after deduction of selling commissions and dealer manager fees, that is below net asset value ("NAV") per share.

As of March 4, 2016, there were 63,706,066 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement relating to the Registrant’s 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days following the end of the Registrant’s fiscal year ended December 31, 2015, are incorporated by reference into Part III of this annual report on Form 10-K as indicated herein.

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

Our stockholders are cautioned not to place undue reliance on any forward-looking statement in this Form 10-K. All forward-looking statements are made as of the date of this Form 10-K, and the risk that actual results will differ materially from the expectations expressed in this Form 10-K may increase with the passage of time. In light of the significant uncertainties inherent in the forward-looking statements in this Form 10-K, the inclusion of such forward-looking statements should not be regarded as a representation by us or any other person that the objectives and plans set forth in this Form 10-K will be achieved. We expressly disclaim any responsibility to update forward-looking statements, whether a result of new information, future events or otherwise, except as required by law. The forward-looking statements and projections contained in this Form 10-K are excluded from the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended (the "Securities Act"). Please see “Item 1A. Risk Factors” for a discussion of some of the risks and uncertainties that could cause actual results to differ materially from those presented in certain forward-looking statements.

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

•	the impact of increased competition;

•	our contractual arrangements and relationships with third parties;

•	the dependence of our future success on the general economy, including general economic trends, and its impact on the industries in which we invest;

•	the relative and absolute performance of our investment adviser, including in identifying suitable investments for us;

•	our ability to make distributions to our stockholders;

•	the effects of applicable legislation and regulations and changes thereto; and

•	the impact of future acquisitions and divestitures.

Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Item 1A. Risk Factors” and elsewhere in this Report. Other factors that could cause actual results to differ materially include:

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

Our primary investment objective is to generate current income through debt and equity investments. A secondary objective is to generate long-term capital appreciation through equity and equity related investments including warrants, convertible securities and other rights to acquire equity securities. Our portfolio strategy calls for us to invest primarily in illiquid debt and equity securities issued by lower middle market ("LMM") companies, which generally have annual revenues between $10 million and $150 million, and middle market ("Middle Market") companies that are generally larger in size than the LMM companies. Our Middle Market investments are made in businesses that are generally larger in size than our LMM portfolio companies, with annual revenues typically between $10 million and $3 billion. Our LMM and Middle Market portfolio investments generally range in size from $1 million to $15 million. The Company categorizes some of its investments in LMM companies and Middle Market companies as private loan ("Private Loan") portfolio investments. Private Loan investments, often referred to in the debt markets as “club deals,” are investments, generally in debt instruments, that we originate on a collaborative basis with other investment funds. Private Loan investments are typically similar in size, structure, terms and conditions to investments we hold in our LMM portfolio and Middle Market portfolio. Our portfolio also includes other portfolio ("Other Portfolio") investments which primarily consist of investments that are not consistent with the typical profiles for our LMM, Middle Market, or Private Loan investments, including investments which may be managed by third parties.

We previously registered for sale up to 150,000,000 shares of common stock pursuant to a registration statement on Form N-2 (File No. 333-178548) which was initially declared effective by the Securities and Exchange Commission (the “SEC”) on June 4, 2012 (the “Initial Offering”). The Initial Offering terminated on December 1, 2015. The Company raised approximately $601.2 million under the Initial Offering, including proceeds from the distribution reinvestment plan of approximately $22.0 million. On January 5, 2016, the SEC declared the Registration Statement effective under which we registered for sale up to $1,500,000,000 worth of shares of common stock (the “Offering”).

Our wholly owned subsidiaries, HMS Funding I LLC (“HMS Funding”) and HMS Equity Holding, LLC (“HMS Equity Holding”), were both organized as Delaware limited liability companies in 2014. HMS Funding was created pursuant to the Capital One Credit Facility (as defined below) in order to function as a "Structured Subsidiary," which is permitted to incur debt outside of the Capital One Credit Facility since it is not a guarantor under the Capital One Credit Facility. HMS Equity Holding, which has elected to be a taxable entity, primarily holds equity investments in portfolio companies which are “pass through” entities for tax purposes.

The business of the Company is managed by HMS Adviser LP (the “Adviser”), a Texas limited partnership and affiliate of Hines Interests Limited Partnership (“Hines”), under an Investment Advisory and Administrative Services Agreement dated May 31, 2012, as amended (the “Investment Advisory Agreement”). Under the Investment Advisory Agreement, the Adviser does not earn any profit under its provision of administrative services to the Company. The Company and the Adviser have retained MSC Adviser I, LLC (the "Sub-Adviser"), a wholly owned subsidiary of Main Street Capital Corporation ("Main Street"), a New York Stock Exchange listed-BDC, as the Company’s investment sub-adviser under an Investment Sub-Advisory Agreement (the “Sub-Advisory Agreement”) to identify, evaluate, negotiate and structure prospective investments, make investment and portfolio management recommendations for approval by the Adviser, monitor the Company’s investment portfolio and provide certain ongoing administrative services to the Adviser. The Adviser and Sub-Adviser are collectively referred to as the "Advisers," and each is registered under the Investment Advisers Act of 1940, as amended (the "Advisers Act"). Upon the execution of the Sub-Advisory Agreement, Main Street became an affiliate of the Company. The Company has engaged Hines Securities, Inc. (the

“Dealer Manager”), an affiliate of the Adviser, to serve as the Dealer Manager for the Offering. The Dealer Manager is responsible for marketing the Company’s shares of common stock being offered pursuant to the Offering.

We refer to HMS Income Fund, Inc. as the “Company,” and the use of “we,” “our,” “us” or similar pronouns in this Form 10-K refers to HMS Income Fund, Inc. or the Company as required by the context in which such pronoun is used.

Employees

We do not have any direct employees, and our day-to-day investment operations are managed by our Adviser, which is also acting as our administrator. Our executive officers consist of a president and chief executive officer, a chief financial officer and secretary and a chief accounting officer and treasurer, all of whom are employees of Hines.

Corporate Information

Our executive offices are located at 2800 Post Oak Boulevard, Suite 5000, Houston, Texas 77056-6118, and our telephone number is 1-888-220-6121. We make available all of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports free of charge on our internet website at www.hinessecurities.com/bdcs/hms-income-fund/ as soon as reasonably practical after such material is electronically filed with or furnished to the SEC. These reports are also available on the SEC’s internet website at www.sec.gov. The public may also read and copy paper filings that we have made with the SEC at the SEC’s Public Reference Room, located at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling (800) SEC-0330. Information contained on our website is not incorporated by reference into this Form 10-K and stockholders should not consider information contained on our website to be part of this Form 10-K.

Overview of our Business

As of December 31, 2015, we had 83 debt investments in 80 Middle Market portfolio companies with an aggregate fair value of approximately $645.9 million and a total cost basis of approximately $696.7 million. All of our Middle Market portfolio investments were debt investments, and 79.9% were secured by first priority liens. Our Middle Market portfolio investments have an average investment size of $7.8 million, and have a weighted average annual effective yield of approximately 8.3%. The Middle Market debt investments generally have floating interest rates at a London Interbank Offered Rate (“LIBOR”) plus a premium, subject to LIBOR floors, and have an average term of three to seven years.

As of December 31, 2015, we had 19 debt investments in 16 LMM portfolio companies with an aggregate fair value of approximately $61.3 million, and a total cost basis of approximately $61.2 million and 17 equity investments in 14 LMM portfolio companies with an aggregate fair value of approximately $24.2 million, and a total cost basis of approximately $22.0 million. Our LMM debt investments generally have terms of five to seven years, with limited required amortization prior to maturity, and provide for monthly or quarterly payment of interest. We typically structure our LMM debt investments with the maximum seniority and collateral that we can reasonably obtain while seeking to achieve our total return target. In most cases, our LMM debt investment will be collateralized by a first priority lien on substantially all the assets of the portfolio company. As of the same date, our LMM debt investments had a weighted average annual effective yield of approximately 11.0%, and 94.4% of such investments were secured by first priority liens on the assets of the LMM portfolio companies. The LMM equity investments consist of equity ownership interests in the LMM portfolio companies and warrants to acquire equity interests in the LMM portfolio companies.

As of December 31, 2015, we had 20 debt investments in 19 Private Loan portfolio companies with an aggregate fair value of approximately $110.6 million and a cost basis of approximately $113.6 million, and five equity investments in three Private Loan portfolio companies with an aggregate fair value of approximately $530,000 and a cost basis of approximately $573,000. The Private Loan debt investments had a weighted average annual effective yield of approximately 8.5%, and 92.5% of the Private Loan debt investments were secured by first priority liens.

As of December 31, 2015, we had three Other Portfolio investments in three Other Portfolio companies with an aggregate fair value of approximately $10.5 million and a cost basis of approximately $10.7 million, which comprised 1.2% of our investment portfolio at fair value.

The value of our investment portfolio will fluctuate with changes in market pricing of our underlying investments. During the fourth quarter of 2014 through the end of 2015, our portfolio experienced a significant unrealized decline in value that was largely related to the impact of broad price declines in the high yield bond and leveraged loan markets and the effect of the declining oil prices on our investments in the oil and gas sector. This valuation decline has resulted in a decline in our NAV.

As we increase our capital base during the Offering period, we will continue investing in, and intend to have a significant portion of our assets invested in, customized direct secured and unsecured loans to, and equity securities of, LMM companies. In most cases, companies that issue customized LMM securities to us will be privately held at the time we invest in them. Typically, our investment in LMM companies will require us to co-invest with Main Street and/or its affiliates. These types of co-investments required us to obtain an exemptive order from the SEC as discussed below. While the structure of our investments in customized LMM securities is likely to vary, we may invest in senior secured debt, senior unsecured debt, subordinated secured debt, subordinated unsecured debt, mezzanine debt, convertible debt, convertible preferred equity, preferred equity, common equity, warrants and other instruments, many of which generate current yields. We will make other investments as allowed by the 1940 Act and consistent with our continued qualification as a RIC. For a discussion of the risks inherent in our portfolio investments, see “Item 1A. Risk Factors — Risks Relating to our Business and Structure.”

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

As a BDC, we are subject to certain regulatory restrictions in making our investments, including limitations on our ability to co-invest with certain affiliates. However, we have received exemptive relief from the SEC that permits us, subject to certain conditions, to co-invest with Main Street in certain transactions originated by Main Street and/or our Advisers. The exemptive relief permits us, and certain of our directly or indirectly wholly owned subsidiaries on the one hand, and Main Street and/or certain of its affiliates on the other hand, to co-invest in the same investment opportunities where such investment would otherwise be prohibited under Section 57(a)(4) of the 1940 Act. Under the co-investment program, we expect that co-investment between us and Main Street will be the norm rather than the exception, as substantially all potential co-investments that are appropriate investments for us should also be appropriate investments for Main Street, and vice versa. Limited exceptions to co-investing will be based on available capital, diversification and other relevant factors. Accordingly, our Sub-Adviser treats every potential investment in customized LMM securities evaluated by Main Street as a potential investment opportunity for us, determines the appropriateness of each potential investment for co-investment by us, provides to our Adviser, in advance, information about each potential investment that it deems appropriate for us and proposes an allocation according to an investment allocation policy reviewed periodically by our board of directors between us and Main Street. If our Adviser deems such potential co-investment transaction and proposed allocation appropriate for us, our Adviser presents the transaction and the proposed allocation to the members of our board of directors who are (1) not interested persons of us or Main Street, and (2) who do not have a financial interest in the proposed transaction or the proposed portfolio company, which directors are referred to as “Eligible Directors,” and our Sub-Adviser presents the transaction and the proposed allocation for Main Street to the Eligible Directors of the Main Street board of directors. Each board of directors, including a majority of the Eligible Directors of each board of directors, must approve each proposed co-investment transaction and the associated allocations therewith prior to the consummation of any co-investment transaction. No independent director on our board of directors or Main Street’s board of directors may have any direct or indirect financial interest in any co-investment transaction or any interest in any related portfolio company, other than through an interest (if any) in our or Main Street’s securities, as applicable. Additional information regarding the operation of the co-investment program is set forth in the order granting our exemptive relief, which may be reviewed on the SEC’s website at www.sec.gov.

In addition to the co-investment program described in this Form 10-K and in the exemptive relief, we may continue to co-invest in syndicated deals and secondary loan market purchases in accordance with applicable regulatory guidance or interpretations, which may include instances where price is the only negotiated point.

We expect that the debt in which we invest will generally have stated terms of three to seven years. However, we are in no way limited with regard to the maturity or duration of any debt investment we may make, and we do not have a policy in place with respect to stated maturities of debt investments.

We have employed, and in the future intend to employ, leverage as market conditions permit and at the discretion of our Adviser, but in no event will leverage employed exceed 50% of the value of our assets, as required by the 1940 Act.

Business Strategy

Our primary investment objective is to generate current income through debt and equity investments in LMM companies based in the United States and secured debt investments of Middle Market companies generally headquartered in the United States. A secondary objective is to generate long-term capital appreciation through equity and equity-related investments including warrants, convertible securities, and other rights to acquire equity securities. We have adopted the following business strategy to achieve our investment objective:

•
Utilize the experience and expertise of the principals of our Advisers. The investment professionals employed by our Sub-Adviser are also the investment professionals responsible for investing and managing Main Street's securities portfolio. Main Street is a BDC whose shares are listed on the New York Stock Exchange. Main Street’s primary investment focus is providing customized debt and equity financing to LMM companies and debt capital to Middle Market companies that operate in diverse industry sectors. At December 31, 2015, Main Street had debt and equity investments with an aggregate fair value of approximately $1.8 billion in over 200 portfolio companies. Our Adviser’s senior management team, through affiliates of Hines, has participated in the management of three publicly offered and non-traded real estate investment trusts and has extensive experience in evaluating and underwriting the credit of tenants, many of which are LMM companies, of its commercial real estate properties. The principals of our Adviser, including Sherri W. Schugart, the Chairman of our board of directors, our President and Chief Executive Officer, and Ryan T. Sims, our Chief Financial Officer and Secretary, have access to a broad network of relationships with financial sponsors, commercial and investment banks, LMM companies and leaders within a number of industries that we believe produce significant investment opportunities.

•
Focus on Middle Market and LMM companies with stable cash flow. We believe that there are relatively few finance companies focused on transactions involving Middle Market and LMM companies, and this is one factor that allows us to negotiate favorable investment terms. Such favorable terms include higher debt yields and lower leverage levels, more significant covenant protection and greater equity participation than typical of transactions involving larger companies. We generally invest in established companies with positive cash flow. We believe that established companies possess better risk-adjusted return profiles than newer companies that are building management or in early stages of building a revenue base. These companies represent a significant portion of the U.S. economy and often require substantial capital investment to grow their businesses.

•
Employ disciplined underwriting policies and rigorous portfolio management. We employ an underwriting process that includes a review of the prospects, competitive position, financial performance and industry dynamics of each potential portfolio company. In addition, we perform due diligence on potential investments and seek to invest with management teams and/or private equity sponsors who have proven capabilities in building value. Through our Advisers, we offer managerial assistance to our portfolio companies, giving them access to our investment experience, direct industry expertise and contacts, and allowing us to continually monitor their progress. As part of the monitoring process, our Advisers analyze monthly and quarterly financial statements versus the previous periods and year, review financial projections, meet with management, attend board meetings and review all compliance certificates and covenants.

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

Deal Origination

Over the years, we believe the management team of Main Street, who controls our Sub-Adviser, and the affiliates of Hines have developed and maintained a strong reputation as principal investors and an extensive network of relationships. Main Street sources investments of the type we expect to make on a day-to-day basis as part of operating a New York Stock Exchange-listed BDC. Main Street has business development professionals dedicated to sourcing investments through relationships with numerous loan syndication and trading desks, investment banks, private equity sponsors, business brokers, merger and acquisition advisors, finance companies, commercial banks, law firms and accountants. Moreover, through its over 58 years of experience in leasing commercial real estate on a global basis, Hines has developed relationships with a large number of Middle Market companies that are a potential source of Middle Market investment opportunities. We expect our Adviser to have continuous access to Main Street’s professional team due to its relationship with our Sub-Adviser.

We believe that our industry relationships are a significant source for new investment opportunities. We generally source our investments in ways other than going to auctions, which include capitalizing on long-standing relationships with companies and financial sponsors to obtain access to proprietary investment opportunities.

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

The foundation of our investment philosophy is intensive credit investment analysis based on fundamental value-oriented research and diversification. Our selection process is based on:

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

We seek to identify those issuers exhibiting superior fundamental risk-return profiles with a particular focus on investments with the following characteristics:

•
Established companies with a history of positive and stable operating cash flows. We seek to invest in established companies with sound historical financial performance. We typically focus on companies with a history of profitability. We generally will not invest in start-up companies or companies with speculative business plans.

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

•
Companies with exit alternative/refinancing. We generally exit from most debt investments through the portfolio company’s repayment of the debt to us or a successful refinancing with another debt provider. We may exit our equity positions by selling the equity back to the portfolio company or to another party if the company undergoes a transaction such as a merger or an acquisition. We typically assist our portfolio companies in developing and planning refinancing or exit opportunities, including any sale or merger of our portfolio companies. We may also assist in the structure, timing, execution and transition of the exit strategy or refinancing.

Except as restricted by the 1940 Act or the Code, we deem all of our investment policies to be non-fundamental, which means that they may be changed by our board of directors without stockholder approval.

Intensive Credit Analysis / Due Diligence

The process through which our Advisers make an investment decision with respect to a customized financing transaction in the LMM involves extensive research into the target company, its industry, its growth prospects and its ability to withstand adverse conditions. If the senior investment professional responsible for the transaction determines that an investment opportunity should be pursued, we will engage in an intensive due diligence process. Though each transaction involves a somewhat different approach, the regular due diligence steps generally to be undertaken include:

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

For Middle Market investments, a comprehensive credit analysis is conducted and continuously maintained, the results of which are available for the transaction team to review. Our due diligence process with respect to Middle Market debt securities is necessarily less intensive than that followed for customized financings. The issuers in these private debt placements tend to be rated and have placement agents who accumulate a certain level of due diligence information prior to placing the securities. Moreover, these private placements generally have much shorter timetables for making investment decisions.

Portfolio Monitoring

Our Advisers employ several methods of evaluating and monitoring the performance and value of our investments, which include the following:

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

As a BDC, we are required to offer and provide managerial assistance to our portfolio companies. This assistance could involve monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. Our Advisers or any third-party administrator will make available such managerial assistance, on our behalf, to our portfolio companies, whether or not they request this assistance. Our Advisers’ business experience makes them qualified to provide such managerial assistance. We may receive fees for these services and will reimburse our Advisers, or any third-party administrator, for their allocated costs in providing such assistance, subject to periodic review and approval by our board of directors.

Competition

Our primary competition in providing financing to Middle Market, including LMM, companies includes other BDCs, specialty finance companies, investment companies, opportunity funds, private equity funds and institutional investors, public and private buyout and other private equity funds, commercial and investment banks, commercial financing companies, and, to the extent they provide an alternative form of financing, hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical, and marketing resources than we do. For example, some competitors may have a lower cost of funds as well as access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC. We use the industry information of our investment professionals to assess investment risks and determine appropriate pricing for our investments in portfolio companies. In addition, we believe that our relationships enable us to discover, and compete effectively for, financing opportunities with attractive Middle Market, including LMM, companies in the industries in which we seek to invest. See “Item IA. Risk Factors — Risks Relating to Our Business and Structure — We may continue to face increasing competition for investment opportunities, which could delay deployment of our capital, reduce returns and result in losses.”

Exit Strategies/Refinancing

While we generally exit most investments through the refinancing or repayment of our debt, our Advisers typically assist our LMM portfolio companies in developing and planning exit opportunities, including any sale or merger of our portfolio companies. The Advisers may also assist in the structure, timing, execution and transition of the exit strategy. The refinancing or repayment of Middle Market debt investments typically does not require our assistance due to the additional resources available to these larger, Middle Market companies.

Determination of NAV

The value of our assets is determined quarterly and at such other times that an event occurs that materially affects the valuation. The valuation is made pursuant to Section 2(a)(41) of the 1940 Act, which requires that we value our assets as follows: (i) the market price for those securities for which a market quotation is readily available, and (ii) for all other securities and assets, fair value, as determined in good faith by our board of directors. As a BDC, Section 2(a)(41) of the 1940 Act requires the board of directors to determine in good faith the fair value of portfolio securities for which a market price is not available, and it does so in conjunction with the application of our valuation procedures by our Advisers.

There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each asset while employing a valuation process that is consistently followed. Determinations of fair value involve subjective judgments and estimates. Accordingly, the notes to our consolidated financial statements refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations in our consolidated financial statements. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Valuation of Portfolio Investments."

Determinations in Connection With Offerings

Since our initial closing under the Initial Offering through January 14, 2015, we sold our shares of common stock on a continuous basis at an offering price of $10.00 per share. To the extent that our NAV per share increases, we will sell our shares of common stock pursuant to the Offering at a price necessary to ensure that shares of common stock are not sold at a price per share, after deduction of selling commissions and Dealer Manager fees, that is below our NAV per share as determined within 48 hours prior to the date of each closing. In the event of a material decline in our NAV per share which we deem to be non-temporary, and that results in a 2.5% or higher decrease of our NAV per share below our then-current net offering price, and subject to certain conditions, we will reduce our offering price accordingly.

The following table summarizes adjustments we have made to our per share public offering price through March 4, 2016 and the closing date on which such adjustments were effective.

First Effective Closing Date	Per Share Public Offering Price
June 4, 2012	$10.00
January 15, 2015	$9.75
May 7, 2015	$9.90
October 8, 2015	$9.70
November 12, 2015	$9.55
January 1, 2016	$9.00
January 21, 2016	$8.80
February 4, 2016	$8.60
February 18, 2016	$8.50

REGULATION

Regulation as a BDC

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

We are generally not permitted to sell our common stock at a price below NAV per share. See “Item 1A. Risk Factors — Risks Related to BDCs — Regulations governing our operation as a BDC and RIC will affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth.” We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current NAV of our common stock if our board of directors determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve such sale. In addition, we may generally issue new shares of our common stock at a price below NAV in rights offerings to existing stockholders, in payment of dividends and in certain other limited circumstances.

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

Managerial Assistance to Portfolio Companies

In order to count portfolio securities as qualifying assets for the purpose of the 70% test, we must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance. However, when we purchase such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available managerial assistance means any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

Temporary Investments

Pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets.

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “Item 1A. Risk Factors — Risks Related to BDCs — Regulations governing our operation as a BDC and RIC will affect our ability to raise, and the way in which we raise additional capital or borrow for investment purposes, which may have a negative effect on our growth.”

Code of Ethics

We, our Advisers and our Dealer Manager have each adopted a code of ethics that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to each code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. We have attached these codes of ethics as exhibits to the Registration Statement. You may also read and copy, after paying a duplication fee, the codes of ethics at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549, or by making an electronic request to the following email address: publicinfo@sec.gov. You may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 942-8090. In addition, the code of ethics is available on the EDGAR Database on the SEC’s Internet site at http://www.sec.gov.

Compliance Policies and Procedures

We and our Adviser have adopted and implemented written policies and procedures reasonably designed to prevent violation of the federal securities laws, and our board of directors is required to review these compliance policies and procedures annually to assess their adequacy and the effectiveness of their implementation. Our board of directors has designated Jason Maxwell as our Chief Compliance Officer.

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

Proxy Policies

Our Adviser will vote proxies relating to our securities in the best interest of our stockholders. It will review on a case-by-case basis each proposal submitted for a stockholder vote to determine its impact on our portfolio securities. Although our Adviser will generally vote against proposals that may have a negative impact on our portfolio securities, it may vote for such a proposal if there exist compelling long-term reasons to do so.

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

Proxy Voting Records

You may obtain information, without charge, regarding how we voted proxies with respect to our portfolio securities by making a written request for proxy voting information to: Chief Financial Officer, 2800 Post Oak Boulevard, Suite 5000, Houston, Texas 77056-6118, or by collect calling the Company at (888) 220-6121. Also, the SEC maintains a website at www.sec.gov that contains such information.

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

Securities Exchange Act and Sarbanes-Oxley Act Compliance

We are subject to the reporting and disclosure requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including the filing of quarterly, annual and current reports, proxy statements and other required items. In addition, we are subject to the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"), which imposes a wide variety of regulatory requirements on publicly held companies and their insiders. Many of these requirements will affect us. For example:

•
pursuant to Rule 13a-14 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer are required to certify the accuracy of the financial statements contained in our periodic reports;

•	pursuant to Item 307 of Regulation S-K under the Exchange Act, our periodic reports are required to disclose our conclusions about the effectiveness of our disclosure controls and procedures; and

•	pursuant to Rule 13a-15 under the Exchange Act, our management is required to prepare a report regarding its assessment of our internal control over financial reporting.

The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. We monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and have taken actions necessary to ensure that we comply with that law.

Investment Adviser Regulations

Our Advisers are subject to regulation under the Advisers Act. The Advisers Act establishes, among other things, record keeping and reporting requirements, disclosure requirements, limitations on transactions between the adviser’s account and an advisory client’s account, limitations on transactions between the accounts of advisory clients, and general anti-fraud prohibitions. We and our Advisers may also be examined by the SEC from time to time for compliance with the Advisers Act.

Taxation as a RIC

We have elected to be treated for federal income tax purposes as a RIC under Subchapter M of the Code. As a RIC, we generally do not have to pay corporate-level federal income taxes on any income that we distribute to our stockholders from our tax earnings and profits. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to obtain RIC tax treatment, we must distribute dividends to our stockholders, in respect of each taxable year, of an amount generally at least equal to 90% of our “investment company taxable income,” which is generally our taxable net investment income plus the excess, if any, of realized net short-term capital gain over realized net long-term capital loss, determined without regard to any deduction for dividends paid (the “Annual Distribution Requirement”). Depending on the amount of taxable income we generate in a taxable year, we may choose to spill-over taxable income in excess of current taxable year distributions into the next taxable year and pay a 4% excise tax on such taxable income. Any such spill-over taxable income must be distributed through a distribution declared prior to the earlier of eight-and-one-half months after the close of the taxable year in which such taxable income was generated or the timely filing of the tax return related to the taxable year in which such taxable income was generated. Even if we qualify as a RIC, we could be subject to U.S. federal, state, local and foreign income, excise, withholding or other taxes.

Provided that we qualify as a RIC and satisfy the Annual Distribution Requirement, we will not be subject to U.S. federal income tax on the portion of our investment company taxable income and net capital gain (which is defined as net long-term capital gain in excess of net short-term capital loss) that we timely distribute to stockholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gain not distributed (or deemed distributed) to our stockholders.

We will be subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income unless we distribute in a timely manner in respect of a calendar year an amount at least equal to the sum of (1) 98% of our ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gain net income (adjusted for certain ordinary losses) for the one-year period ending October 31 in that calendar year (or, if we so elect, for the calendar year) and (3) any net ordinary income and capital gain net income for preceding years that was not distributed with respect to such years and on which the Company paid no U.S. federal income tax (the “Excise Tax Avoidance Requirement”). Distributions declared and paid by us in a taxable year will generally differ from taxable income for that taxable year as such distributions may include the distribution of current taxable year's taxable income, exclude amounts carried over into the following taxable year, and include the distribution of prior taxable year taxable income carried over into and distributed in the current taxable year.

In order to qualify as a RIC for federal income tax purposes, we must, among other things:

•	continue to qualify as a BDC under the 1940 Act at all times during each taxable year;

•	meet the Annual Distribution Requirement;

•
derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities, loans, gains from the sale or other disposition of stock or other securities or foreign currencies or other income derived with respect to our business of investing in such stock, securities or currencies and net income derived from an interest in a “qualified publicly traded partnership" (as defined in the Code) (the “90% Income Test”); and

•	diversify our holdings so that at the end of each quarter of the taxable year to satisfy the RIC requirements:

a.
at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and

b.
no more than 25% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other RICs, (i) of one issuer, (ii) of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or (iii) of one or more “qualified publicly traded partnerships” (collectively, the “Diversification Tests”).

To the extent that we invest in entities treated as partnerships for U.S. federal income tax purposes (other than a “qualified publicly traded partnership”), we generally must include the items of gross income derived by the partnerships for purposes of the 90% Income Test, and the income that is derived from a partnership (other than a “qualified publicly traded partnership”) will be treated as qualifying income for purposes of the 90% Income Test only to the extent that such income is attributable to items of income of the partnership which would be qualifying income if realized by us directly. In addition, we generally must take into account our proportionate share of the assets held by partnerships (other than a “qualified publicly traded partnership”) in which we are a partner for purposes of the Diversification Tests.

Certain of our investment practices are subject to special and complex U.S. federal income tax provisions that may, among other things, (i) convert dividends that would otherwise constitute qualified dividend income into ordinary income, (ii) treat dividends that would otherwise be eligible for deductions available to certain U.S. corporations under the Code as ineligible for such treatment, (iii) disallow, suspend or otherwise limit the allowance of certain losses or deductions, (iv) convert long-term capital gains into short-term capital gains or ordinary income, (v) convert short-term capital losses into long-term capital losses, (vi) convert an ordinary loss or deduction into a capital loss (the deductibility of which is more limited), (vii) cause us to recognize income or gain without a corresponding receipt of cash, (viii) adversely alter the characterization of certain complex financial transactions, and (ix) produce gross income that will not constitute qualifying gross income for purposes of the gross income requirement that applies to RICs. These rules also could affect the amount, timing and character of distributions to stockholders. We intend to monitor our transactions and may make certain tax elections to mitigate the effect of these provisions on our ability to be subject to tax as a RIC.

Some of the income that we might otherwise earn, such as fees for providing managerial assistance, certain fees earned with respect to our investments, income recognized in a work‑out or restructuring of a portfolio investment, or income recognized from an equity investment in an operating partnership, may not satisfy the 90% Income Test. To manage the risk that such income might disqualify us as a RIC for failure to satisfy the 90% Income Test, we may establish one or more special purpose corporations (any such corporation, a “Taxable Subsidiary”) to hold assets from which we do not anticipate earning dividend, interest or other qualifying income under the 90% Income Test. Any investments held through a Taxable Subsidiary generally will be subject to U.S. federal income and other taxes, and therefore we can expect to achieve a reduced after-tax yield on such investments.

We may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments issued with payment-in-kind interest ("PIK"), or in certain cases, increasing interest rates or issued with warrants), we must include in our taxable income each taxable year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in our taxable income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. Consequently, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, even though we have not received the corresponding cash amount.

Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the taxable year of accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, even though we will not have received any corresponding cash amount. Furthermore, a portfolio company in which we invest may face financial difficulty that requires us to work-out, modify or otherwise restructure our investment in the portfolio company. Any such restructuring may result in unusable capital losses and future non-cash income. As a result, we may have difficulty meeting the Annual Distribution Requirement or the Excise Tax Avoidance Requirement. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level U.S. federal income tax. Any restructuring may also result in our recognition of a substantial amount of non-qualifying income for purposes of the 90% Income Test.

Gain or loss realized by us from warrants acquired by us as well as any loss attributable to the lapse of such warrants generally will be treated as capital gain or loss. Such gain or loss generally will be long-term or short-term, depending on how long we held a particular warrant.

Although we do not presently expect to do so, we are authorized to borrow funds and to sell assets in order to satisfy distribution requirements. However, under the 1940 Act, we are not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. Moreover, our ability to dispose of assets to meet our distribution requirements may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous.

If we were unable to qualify for treatment as a RIC, we would be subject to tax on all of our taxable income at regular corporate rates, regardless of whether we make any distributions to our shareholders. Distributions would not be required, and any distributions would generally be taxable to our shareholders as ordinary dividend income. Subject to certain additional limitations in the Code, such distributions would be eligible for the preferential maximum federal income tax rate applicable to individual shareholders with respect to certain qualified dividend income. Subject to certain limitations under the Code, corporate distributees would be eligible for the dividends received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the shareholder’s tax basis, and any remaining distributions would be treated as a capital gain. Moreover, if we fail to qualify as a RIC in any taxable year, to qualify again to be subject to tax as a RIC in a subsequent taxable year, we would be required to distribute our earnings and profits attributable to any of our non-RIC taxable years as dividends to our shareholders. In addition, if we fail to qualify as a RIC for a period greater than two consecutive taxable years, to qualify as a RIC in a subsequent taxable year we may be subject to regular corporate tax on any net built-in gains with respect to certain of our assets (that is, the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had sold the property at fair market value at the end of the taxable year) that we elect to recognize on requalification or when recognized over the next five taxable years.

Item 1A. Risk Factors

Investing in shares of our common stock involves a number of significant risks. You should carefully consider these risk factors, together with all of the other information included in this Form 10-K and the other reports and documents filed by us with the SEC. The risks set out below are not the only risks we face, and additional risks and uncertainties not presently known to us or not presently deemed material by us may also impair our operations and performance. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such case, our NAV could decline, and you may lose all or part of your investment.

Risks Relating to Our Business and Structure

Future disruptions or instability in capital markets could negatively impact our ability to raise capital and have a material adverse effect on our business, financial condition and results of operations.

From time to time, the global capital markets may experience periods of disruption and instability, which could materially and adversely impact the broader financial and credit markets and reduce the availability to us of debt and equity capital. For example, between 2008 and 2009, instability in the global capital markets resulted in disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the repricing of credit risk in the broadly syndicated credit market and the failure of major domestic and international financial institutions. In particular, the financial services sector was negatively impacted by significant write-offs as the value of the assets held by financial firms declined, impairing their capital positions and abilities to lend and invest. We believe that such value declines were exacerbated by widespread forced liquidations as leveraged holders of financial assets, faced with declining prices, were compelled to sell to meet margin requirements and maintain compliance with applicable capital standards. Such forced liquidations also impaired or eliminated many investors and investment vehicles, leading to a decline in the supply of capital for investment and depressed pricing levels for many assets. These events significantly diminished overall confidence in the debt and equity markets, engendered unprecedented declines in the values of certain assets, caused extreme economic uncertainty and significantly reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. While market conditions have experienced relative stability in recent years, there have been continuing periods of volatility and there can be no assurance that adverse market conditions will not repeat themselves in the future.

Future volatility and dislocation in the capital markets could create a challenging environment in which to raise or access capital. For example, the re-appearance of market conditions similar to those experienced from 2008 through 2009 for any substantial length of time could make it difficult to extend the maturity of or refinance our existing indebtedness or obtain new indebtedness with similar terms. Significant changes or volatility in the capital markets may also have a negative effect on the valuations of our investments. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity) and impairments of the market values or fair market values of our investments, even if unrealized, must be reflected in our financial statements for the applicable period, which could result in significant reductions to our net asset value for the period. Significant changes in the capital markets may also affect the pace of our investment activity and the potential for liquidity events involving our investments. Thus, the illiquidity of our investments may make it difficult for us to sell such investments to access capital if required, and as a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes.

The amount of our distributions to our stockholders is uncertain. Portions of the distributions that we pay may represent a return of capital to you for U.S. federal income tax purposes which will lower your tax basis in your shares and reduce the amount of funds we have for investment in targeted assets. We may not be able to pay you distributions, and our distributions may not grow over time.

Any distributions we make to our stockholders will be paid out of assets legally available for distribution. We may fund our cash distributions from any sources of funds legally available. We cannot assure you that we will achieve investment results that will allow us to make a targeted level of distributions or year-to-year increases in distributions. Our ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described in this Form 10-K. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC can limit our ability to pay distributions. All distributions will be paid at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our RIC status, compliance with applicable BDC regulations and such other factors as our board of directors may deem relevant from time to time. We cannot assure you that we will pay distributions to our stockholders in the future.

To the extent that we pay any distributions from the proceeds of sales of common stock or from borrowings in anticipation of future cash flow, this may constitute a return of your capital and will lower your tax basis in your shares. Distributions from the stock offering proceeds or from borrowings also could reduce the amount of capital we ultimately invest in debt and equity interests of portfolio companies. We have not established any limit on the extent to which we may use borrowings, if any, or stock offering proceeds to fund distributions (which may reduce the amount of capital we ultimately invest in assets).

Price declines in the leveraged loan market may continue to adversely affect the fair value of our syndicated loan portfolio, reducing our NAV through increased net unrealized depreciation.

Retail loan funds, collateralized loan obligations (a type of leveraged investment vehicle holding corporate loans), hedge funds and other highly leveraged investment vehicles comprise a substantial portion of the market for purchasing and holding first and second lien secured loans. As the secondary market pricing of the loans underlying these portfolios deteriorated during the second half of 2015, it is our understanding that many investors, as a result of their generally high degrees of leverage, were forced to raise cash by selling their interests in performing loans in order to satisfy margin requirements or the equivalent of margin requirements imposed by their lenders. This resulted in a forced deleveraging cycle of price declines, compulsory sales and further price declines, with widespread redemption requests and other constraints generating further selling pressure. This pervasive forced selling has resulted in price declines in our portfolio, negatively impacting our net asset value.
Conditions in the leveraged loan market may continue to experience similar disruptions or deterioration, which may cause pricing levels to continue to decline or remain volatile. As a result, we may continue to suffer further unrealized depreciation and could continue to incur realized losses in connection with the sale of our syndicated loans, which could have a material adverse impact on our NAV and reduce our stock price below our NAV per share. As a BDC, we are generally not able to issue additional shares of our common stock at a price less than our NAV without first obtaining approval for such issuance from our stockholders and our independent directors. Additionally, a lower portfolio value may negatively impact our ability to borrow additional funds under the Credit Facilities (as defined below) because our NAV is reduced for purposes of the asset coverage ratio. All of these conditions could have a material adverse impact on our business, financial condition and results of operations.

Our ability to achieve our investment objective depends on our Advisers' ability to manage and support our investment process. If our Adviser or our Sub-Adviser were to lose any members of their respective senior management teams, our ability to achieve our investment objective could be significantly harmed.

We are externally managed and depend upon the investment expertise, diligence, skill and network of business contacts of our Advisers. We also depend, to a significant extent, on our Advisers’ access to the investment professionals and the information and deal flow generated by these investment professionals in the course of their investment and portfolio management activities. Our Advisers will evaluate, negotiate, structure, close, monitor and service our investments. Our success depends to a significant extent on the continued service and coordination of our Advisers, including their key professionals. The departure of a significant number of our Adviser’s or Sub-Adviser’s key professionals and/or the failure to replace professionals could have a materially adverse effect on our ability to achieve our investment objective. In addition, we can offer no assurance that our Advisers will remain our investment adviser and sub-adviser or that we will continue to have access to their investment professionals or their information and deal flow.

Because our business model depends to a significant extent upon relationships with investment banks, business brokers, loan syndication and trading desks, and commercial banks, any inability on the part of our Advisers to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, would adversely affect our business.

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

We may continue to face increasing competition for investment opportunities, which could delay deployment of our capital, reduce returns and result in losses.

We compete for investments with other BDCs and investment funds, as well as traditional financial services companies such as commercial banks and other sources of funding. Moreover, alternative investment vehicles, such as hedge funds, private equity funds and mezzanine funds, also make investments in Middle Market private U.S. companies. As a result, competition for investment opportunities in private U.S. companies may continue to intensify. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do. We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. If we are forced to match our competitors’ pricing, terms and structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms. Furthermore, many of our competitors may have greater experience operating under, or are not subject to, the regulatory restrictions under the 1940 Act that are imposed on us as a BDC.

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

The determination of fair value, and thus the amount of unrealized gains and losses we may incur in any year, is subjective, and our Advisers may have a conflict of interest in making the determination. We value these securities quarterly at fair value as determined in good faith by our board of directors based on input from our Advisers, any third-party independent valuation firm retained by our board of directors, and our audit committee. Certain factors that may be considered in determining the fair value of our investments include dealer quotes for securities traded on the secondary market for institutional investors, the nature and realizable value of any collateral, the portfolio company’s earnings and its ability to make payments on its indebtedness, the markets in which the portfolio company does business, comparison to comparable publicly-traded companies, discounted cash flow and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Due to this uncertainty, our fair value determinations may cause our NAV per share on a given date to materially understate or overstate the value that we may ultimately realize upon the sale of one or more of our investments. Additionally, any volatility in the credit markets may affect the ability of our Advisers and board of directors to value our portfolio.

Our board of directors may change our operating policies and investment strategies or use of proceeds of the sales of common stock without prior notice or stockholder approval, the effects of which may be adverse.

Our board of directors has the authority to modify or waive our current operating policies, investment criteria and investment strategies without prior notice and without stockholder approval if it determines that doing so will be in the best interests of stockholders. We cannot predict the effect any changes to our current operating policies, investment criteria and investment strategies would have on our business, NAV, operating results and value of our stock. However, the effects might be adverse, which could negatively impact our ability to pay you distributions and cause you to lose all or part of your investment. Moreover, we have significant flexibility in investing the net stock offering proceeds and may use the net stock offering proceeds in ways with which investors may not agree or for purposes other than those contemplated at the time of such offering.

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

Additionally, any changes to the laws and regulations governing our operations relating to permitted investments may cause us to alter our investment strategy to avail ourselves of new or different opportunities, or increase our leverage. Such changes could result in material differences to the strategies and plans set forth in this Form 10-K and may result in our investment focus shifting from the areas of expertise of our Advisers to other types of investments in which our Advisers may have less expertise or little or no experience. Thus, any such changes, if they occur, could have a material adverse effect on our business, financial condition and results of operations and the value of your investment.

The impact of financial reform legislation on us is uncertain.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was enacted in 2010, instituted a wide range of reforms that are affecting all U.S. financial institutions. Many of the requirements called for in the Dodd-Frank

Act have been implemented over time, and are subject to implementing regulations which have gradually taken effect over the course of several years. The full impact such requirements will have on our business, results of operations or financial condition is unclear. The changes resulting from the Dodd-Frank Act require us to invest significant management attention and resources to evaluate and make substantial changes in order to comply with new statutory and regulatory requirements. Failure to comply with any such laws, regulations or principles, or changes thereto, may negatively impact our business, results of operations and financial condition. We cannot predict the ultimate effect on us changes in the laws or regulations would have as a result of the Dodd-Frank Act.

The lack of experience of our Adviser in operating under the constraints imposed on us as a BDC and RIC may hinder the achievement of our investment objectives.

The 1940 Act and the Code impose numerous constraints on the operations of BDCs and RICs that do not apply to other investment vehicles managed by our Adviser and its affiliates. BDCs are required, for example, to invest at least 70% of their total assets in qualifying assets, including U.S. private or thinly-traded public companies, cash, cash equivalents, U.S. government securities and other high-quality debt instruments that mature in one year or less from the date of investment. Moreover, qualification for taxation as a RIC requires satisfaction of source-of-income, asset diversification and distribution requirements. Neither we nor our Adviser has long term experience operating under these constraints, which may hinder our ability to take advantage of attractive investment opportunities and to achieve our investment objective. As a result, we cannot assure you that our Adviser will be able to operate our business under these constraints. Any failure to do so could subject us to enforcement action by the SEC, cause us to fail to satisfy the requirements associated with RIC status, cause us to fail the 70% test described above or otherwise have a material adverse effect on our business, financial condition or results of operations.

We may not replicate the historical results achieved by other entities managed by our Advisers.

Our primary focus in making investments may differ from that of many of the investment funds, accounts or other investment vehicles that are or have been managed by our Advisers. We cannot assure you that we will replicate the historical results achieved by other investment funds managed by our Advisers, and we caution you that our investment returns could be substantially lower than the returns achieved by them in prior periods. Additionally, all or a portion of the prior results may have been achieved in particular market conditions which may never be repeated. Moreover, current or future market volatility and regulatory uncertainty may have an adverse impact on our future performance.

Our Advisers or their affiliates may, from time to time, possess material non-public information, limiting our investment discretion.

Principals of our Advisers and their affiliates, and members of their investment committee, may serve as directors of, or in a similar capacity with, companies in which we invest. If we obtain material non-public information with respect to such companies, or we become subject to trading restrictions under the internal trading policies of those companies or as a result of applicable law or regulations, we could be prohibited for a period of time from purchasing or selling the securities of such companies, and this prohibition may have an adverse effect on us.

We are a non-diversified investment company within the meaning of the 1940 Act, and therefore we are not limited with respect to the proportion of our assets that may be invested in securities of a single issuer.

We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. Under the 1940 Act, a "diversified" investment company is required to invest at least 75% of the value of its total assets in cash and cash items, government securities, securities of other investment companies and other securities limited in respect of any one issuer to an amount not greater than 5% of the value of the total assets of such company and no more than 10% of the outstanding voting securities of such issuer. As a non-diversified investment company, we are not subject to this requirement. To the extent that we assume large positions in the securities of a small number of issuers, our NAV may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company or to a general downturn in the economy. However, we will be subject to the diversification requirements applicable to RICs under Subchapter M of the Code.

We are highly dependent on information systems.

We are highly dependent on the communications and information systems of our Advisers, their affiliates and certain third-party service providers, and any failure or interruption in these systems could cause disruptions in our activities. In addition, these systems are subject to potential attacks, including through adverse events that threaten the confidentiality, integrity or availability of our information resources. These attacks, which may include cyber incidents, may involve a third party gaining unauthorized access to our communications or information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. Any such attack could result in disruption to our business, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships, any of which could have a material adverse effect on our operating results and our ability to pay distributions to our stockholders.

Risks Related to our Advisers and their Affiliates

Our Advisers have conflicts of interest, including the potential to earn base management fees or incentive fees under the Investment Advisory Agreement and the Sub-Advisory Agreement, that may create an incentive for the Advisers to enter into investments that are riskier or more speculative than would otherwise be the case, and our Advisers may have an incentive to increase portfolio leverage in order to earn higher management fees.

Our Advisers and their respective affiliates, including our officers and certain of our directors, may have conflicts of interest as a result of compensation arrangements, time constraints and competition for investments, which they will attempt to resolve in a fair and equitable manner, but which may result in actions that are not in your best interests. Our Advisers and their affiliates receive substantial fees from us in return for their services, and these fees could influence the advice provided to us. Among other matters, the compensation arrangements could affect their judgment with respect to public offerings of equity by us, which allow our Dealer Manager to earn additional Dealer Manager fees and our Advisers to earn increased management fees.

The incentive fee payable by us to our Advisers may create an incentive for them to make investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive fee payable to our Advisers is determined may encourage them to use leverage to increase the return on our investments. In addition, the fact that our management fee is payable based upon our gross assets, which would include any borrowings for investment purposes, may encourage our Advisers to use leverage to make additional investments. Under certain circumstances, the use of leverage (or an investment in companies that are highly leveraged) may increase the likelihood of default, which would result in higher investment losses.

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

Any incentive fee payable by us that relates to our net investment income may be computed and paid on income that may include interest that has been accrued but not yet received. If a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest previously included in the calculation of the incentive fee will become uncollectible. Pursuant to the Investment Advisory Agreement and Sub-Advisory Agreement, our Adviser and Sub-Adviser, respectively, will not be under any obligation to reimburse us for any part of the incentive fee they received that was based on accrued income that we never received in cash as a result of a default by an entity on the obligation that resulted in the accrual of such income, and such circumstances would result in our paying an incentive fee on income we never received.

For U.S. federal income tax purposes, we may be required to recognize taxable income (such as deferred interest that is accrued as original issue discount) in circumstances in which we do not receive a corresponding payment in cash and to make distributions with respect to such income to maintain our status as a RIC even though we will not have received any corresponding cash amount. Under such circumstances, we may have difficulty meeting the annual distribution requirement necessary to obtain and maintain RIC tax treatment under the Code. Any difficulty in satisfying the annual distribution requirement may be amplified to the extent that we are required to pay an incentive fee with respect to such accrued income for which we have not received a corresponding cash payment. As a result, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level U.S. federal income tax.

The time and resources that individuals employed by the Advisers devote to us may be diverted and we may face additional competition due to the fact that neither our Advisers nor their affiliates is prohibited from raising money for or managing another entity that makes the same types of investments that we target.

Certain investment professionals utilized by our Sub-Adviser currently manage Main Street and other investment entities. In addition, neither our Adviser nor our Sub-Adviser is prohibited from raising money for and managing future investment entities that make the same types of investments as those we target. Additionally, the investment professionals employed by our Adviser are employees of Hines and its affiliates, and they may hold similar positions in numerous other entities and from time to time may allocate a material amount of their time to the management of other funds or assets unrelated to our business.

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

The investment professionals utilized by our Sub-Adviser are also the investment professionals responsible for investing and managing Main Street's securities portfolio. These professionals are responsible for allocating investment opportunities between us and Main Street. Our exemptive relief imposes on our Sub-Adviser the obligation to evaluate whether each investment opportunity its investment professionals review for Main Street is also appropriate for us and to propose an allocation of such opportunity to us if it deems such opportunity to be appropriate. If our Sub-Adviser determines that certain investment opportunities are appropriate for Main Street but not appropriate for us, or if our Sub-Adviser proposes an allocation of an investment opportunity to us that is disproportionately small relative to the proposed allocation to Main Street and our ability to fund the investment, our operating results could be adversely affected.

The structure of our management fees creates potential conflicts of interest that could impact our investment returns.

We pay management and incentive fees to our Advisers, and reimburse our Advisers for certain expenses they incur. In addition, investors in shares of our common stock will invest on a gross basis and receive distributions on a net basis after expenses, resulting in, among other things, a lower rate of return than one might achieve through direct investments.

The Sub-Advisory Agreement and the Investment Advisory Agreement contain co-termination provisions. Such provisions, if triggered, may leave us without an investment adviser or sub-adviser which could negatively impact our ability to implement our investment strategy and our ability to achieve our investment objective.

Under the terms of the Sub-Advisory and Investment Advisory Agreements, if either of the Investment Advisory Agreement or Sub-Advisory Agreement is terminated (by virtue of a vote by our board of directors or stockholders) or not renewed by our board of directors, then the other agreement will also terminate. In addition, under the terms of the Investment Advisory Agreement and the Sub-Advisory Agreement, in the event either the Investment Advisory Agreement or the Sub-Advisory Agreement terminates because we terminate (by virtue of a vote by our board of directors or stockholders) or our board of directors fails to renew either agreement, neither the Adviser, the Sub-Adviser nor any of their affiliates may, except in certain limited circumstances, be re-engaged as Adviser or Sub-Adviser for a period of three years following the date of such termination without the consent of the party not seeking to be re-engaged. Because our success depends to a significant extent on the deal flow and key professionals of our Advisers, the termination of the Sub-Advisory Agreement or Investment Advisory Agreement could have a materially adverse effect on our ability to achieve our investment objective.

Our Advisers’ liability is limited under the Investment Advisory Agreement and Sub-Advisory Agreement, as applicable, and we have agreed to indemnify our Advisers against certain liabilities, which may lead our Advisers to act in a riskier manner on our behalf than they would when acting for their own account.

Under the Investment Advisory Agreement and Sub-Advisory Agreement, as applicable, our Advisers, their respective officers, directors, managers, partners, shareholders, members, agents, employees, controlling persons and any other person or entity affiliated with them are not be liable to us for acts or omissions performed our Advisers in accordance with and pursuant to the Investment Advisory Agreement or Sub-Advisory Agreement, as applicable, except those resulting from acts constituting negligence, willful misfeasance, bad faith or misconduct. In addition, we have agreed to indemnify our Advisers and their respective officers, directors, managers, partners, shareholders, members, agents, employees, controlling persons and any other person or entity affiliated with them from and against any claims or liabilities, including reasonable legal fees, arising out of or in connection with any action taken or omitted on our behalf pursuant to authority granted by the Investment Advisory Agreement or Sub-Advisory Agreement, as applicable, except where attributable to gross negligence, willful misfeasance, bad faith or misconduct.

These protections may lead our Advisers to act in a riskier manner when acting on our behalf than it would when acting for its own account.

Our Advisers can resign on 120 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.

Our Adviser has the right, under the Investment Advisory Agreement, to resign at any time upon not less than 120 days’ written notice, and the Sub-Adviser has the right, under the Sub-Advisory Agreement, to resign at any time upon not less than 120 days’ written notice, whether we have found a replacement or not. If our Adviser resigns, all affiliates of the Adviser, including our Dealer Manager, may terminate their respective relationship with us and cease providing services to us. Additionally, if our Adviser or the Sub-Adviser resigns, we may not be able to find a replacement or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 120 days or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected and the market price of our shares may decline. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our business, financial condition, results of operations and cash flows.

The Investment Advisory Agreement and the Sub-Advisory Agreement were not negotiated on an arm’s length basis and may not be as favorable to us as if they had been negotiated with an unaffiliated third party.

The Investment Advisory Agreement and the Sub-Advisory Agreement were not negotiated on an arm’s length basis. Consequently, their terms may not be as favorable to us as if they had been negotiated with an unaffiliated third party. In addition, we may choose not to enforce, or to enforce less vigorously, our rights and remedies under these agreements because of our desire to maintain our ongoing relationship with our Advisers. Any such decision, however, would breach our fiduciary obligations to our stockholders. Our ability to enter into transactions with our affiliates is restricted, which may limit the scope of investments available to us.

Risks Related to BDCs

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

We expect to continue to utilize leverage to fund new investments. We may issue “senior securities,” including borrowing money from banks or other financial institutions only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such incurrence or issuance. Our ability to issue different types of securities is also limited. Compliance with these requirements may unfavorably limit our investment opportunities and reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend.

If the value of our assets declines, we may be unable to satisfy the asset coverage test under the 1940 Act, which could prevent us from paying distributions and could prevent us from being eligible to be subject to tax as a RIC. If we cannot satisfy the asset coverage test, we may be required to sell a portion of our investments and, depending on the nature of our debt financing, repay a portion of our indebtedness at a time when such sales and repayments may be disadvantageous.

Under the 1940 Act, we generally are prohibited from issuing or selling our common stock at a price below NAV per share, which may be a disadvantage as compared with other public companies. We may, however, sell our common stock at a price below the current NAV per share of the common stock if our board of directors and independent directors determine that such sale is in our best interests and the best interests of our stockholders, and our stockholders as well as those stockholders that are not affiliated with us approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our board of directors, closely approximates the fair value of such securities.

Our ability to enter into and exit transactions with our affiliates is restricted.

We are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of a majority of the independent members of our board of directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities is considered our affiliate for purposes of the 1940 Act and we are generally prohibited from buying or selling any securities from or to such affiliate, absent prior approval of our board of directors. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our board of directors and, in some cases, the SEC. If a person acquires more than 25% of our voting securities, we would be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates. We have, however, received an exemptive order from the SEC that permits us, notwithstanding the prohibitions contained in the 1940 Act to co-invest with Main Street under the conditions set forth in the exemptive relief in certain transactions originated by Main Street and/or our Advisers.

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

Risks Related to Our Investments

Our investments in prospective portfolio companies, which include senior secured loans, second lien loans, and mezzanine debt, may be risky, and we could lose all or part of our investment.

We pursue a strategy focused on investing primarily in senior secured loans, second lien loans and mezzanine debt issued by Middle Market companies. Most loans in which we invest will not be rated, or would be if they were rated by a rating agency, as “below investment grade,” or "junk," quality. Indebtedness of below investment grade quality is regarded as having predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. We expect to hold debt and preferred equity instruments in our investment portfolio that contain PIK interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is accrued as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. If the debt principal is not repaid in full, then PIK interest will likewise be partially or wholly uncollectible.

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

We pursue a strategy focused on investing primarily in senior secured loans, second lien loans and mezzanine debt issued by Middle Market companies. Our portfolio companies may have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt in which we invest. By their terms, such debt instruments may entitle the holders to receive payment of interest or principal on or before the dates on which we are entitled to receive payments with respect to the debt instruments in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution. After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt instruments in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

There may be circumstances where our debt investments could be subordinated to claims of other creditors or we could be subject to lender liability claims.

Even though we intend to generally structure certain of our investments as senior loans, if one of our portfolio companies were to declare bankruptcy, depending on the facts and circumstances, including the extent to which we provided managerial assistance to that portfolio company, a bankruptcy court might re-characterize our debt investment and subordinate all or a portion of our claim to that of other creditors. We may also be subject to lender liability claims for actions taken by us with respect to a borrower’s business or instances where we exercise control over the borrower.

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

The rights we may have with respect to the collateral securing the loans we make to our portfolio companies with senior debt outstanding may also be limited pursuant to the terms of one or more intercreditor agreements that we enter into with the holders of senior debt. Under such an intercreditor agreement, at any time that obligations that have the benefit of the first priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first priority liens: the ability to cause the commencement of enforcement proceedings against the collateral; the ability to control the conduct of such proceedings; the approval of amendments to collateral documents; releases of liens on the collateral; and waivers of past defaults under collateral documents. We may not have the ability to control or direct such actions, even if our rights are adversely affected. Additionally, the exercise of any rights may involve delay during which the value of collateral may decline.

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

We will be subject to financial market risks, including changes in interest rates, which may have a substantial negative impact on our investments, cost of capital and/or net investment income.

We are subject to financial market risks, including changes in interest rates. While the majority of our investments are floating rate debt instruments, to the extent that we invest in fixed-rate securities or loans, general interest rate fluctuations may have a substantial negative impact on our investments and investment opportunities and, accordingly have a material adverse effect on our investment objective and our rate of return on invested capital.

In addition, since we use debt to finance investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates when we have debt outstanding, our cost of funds will increase, which could reduce our net investment income. We expect that our long-term fixed-rate investments will be financed primarily with equity and long-term debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. Also, we have limited experience in entering into hedging transactions, and we will initially have to purchase or develop such expertise.

You should also be aware that a rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates may result in a substantial increase in the amount of incentive fees payable to our Advisers. In addition, a decline in the prices of the debt due to rising market interest rates not reflected in such debt investments we own could adversely affect our NAV.

Our portfolio companies may experience financial distress, and our investments in such portfolio companies may be restructured.

Our portfolio companies may experience financial distress from time to time. The debt investments of these companies may not produce income, may require us to bear certain expenses to protect our investment and may subject us to uncertainty as to when, in what manner and for what value such distressed debt will eventually be satisfied, including through liquidation, reorganization or bankruptcy. If an exchange offer is made or plan of reorganization is adopted with respect to the debt securities we currently hold, there can be no assurance that the securities or other assets received by us in connection with such exchange offer or plan of reorganization will have a value or income potential similar to what we anticipated when our original investment was made or even at the time of restructuring. In addition, we may receive equity securities in exchange for the debt investment that we currently hold, which may require significantly more of our management’s time and attention or carry restrictions on their disposition.

Our portfolio companies may be unable to repay or refinance outstanding principal on their loans at or prior to maturity, and rising interest rates may make it more difficult for portfolio companies to make periodic payments on their loans.

Our portfolio companies may be unable to repay or refinance outstanding principal on their loans at or prior to maturity. This risk and the risk of default is increased to the extent that the loan documents do not require the portfolio companies to pay down the outstanding principal of such debt prior to maturity. In addition, if general interest rates rise, there is a risk that our portfolio companies will be unable to pay escalating interest amounts, which could result in a default under their loan documents with us. Rising interests rates could also cause portfolio companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. Any failure of one or more portfolio companies to repay or refinance its debt at or prior to maturity or the inability of one or more portfolio companies to make ongoing payments following an increase in contractual interest rates could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our portfolio companies may prepay loans, which prepayment may reduce our yields if capital returned cannot be invested in transactions with equal or greater expected yields.

The loans in our investment portfolio generally are prepayable at any time, some of which have no premium to par. Whether a loan is prepaid will depend both on the continued positive performance of the portfolio company and the existence of favorable financing market conditions that allow such company the ability to replace existing financing with less expensive capital. In the case of some of these loans, having the loan prepaid may reduce the achievable yield for us if the capital returned cannot be invested in transactions with equal or greater expected yields, which could have a material adverse effect on our business, financial condition and results of operations.

The disposition of our investments may result in contingent liabilities.

We currently expect that a significant portion of our investments will involve private securities. In connection with the disposition of an investment in private securities, we may be required to make representations about the business and financial affairs of the portfolio company typical of those made in connection with the sale of a business. We may also be required to indemnify the purchasers of such investment to the extent that any such representations turn out to be inaccurate or with respect to certain potential liabilities. These arrangements may result in contingent liabilities that ultimately yield funding obligations that must be satisfied through our return of certain distributions previously made to us.

Defaults by our portfolio companies will harm our operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize a portfolio company’s ability to meet its obligations under the debt or equity securities that we hold (and we may invest in portfolio companies that are highly leveraged themselves). We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company. We may also suffer unrealized depreciation on any investment in a portfolio company upon default. Additionally, our investments with a deferred interest feature such as original issue discount could represent a higher credit risk than investments that must be paid in full in cash on a regular basis. Lastly, if a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest previously used in the calculation of the incentive fee will become uncollectible.

We may not realize gains from our equity investments, which may adversely affect our investment returns and stockholders’ ability to recover their entire investment in us.

Certain investments that we may make could include warrants or other equity securities. In addition, we may make direct equity investments, including controlling investments, in companies. Our investment objective is ultimately to realize gains upon our disposition of such equity interests. We believe that we may be unable to significantly increase our NAV per share unless we realize gains on our disposition of equity interests, thus creating risk that we will not ultimately recover our organization and offering costs, including our Dealer Manager fee and commissions on the sale of our shares of common stock. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience or to produce returns and distributions upon liquidation or sale of all our assets that provide investors with a return of all of their original purchase price for our shares of common stock. We also may be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business, recapitalization or public offering, which would allow us to sell the underlying equity interests. We may acquire puts or similar rights to give us the right to sell our equity securities back to the portfolio company issuer. We may be unable to exercise these put rights for the consideration provided in our investment documents if the issuer is in financial distress.

An investment strategy focused primarily on privately held companies presents certain challenges, including the lack of available information about these companies.

Our investments are primarily in debt and equity securities of Middle Market companies, including privately held companies. Investing in privately held companies presents certain challenges, including that such companies:

•
may have limited financial resources, reduced access to the capital markets and may be unable to meet their obligations under their debt or preferred equity securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any guarantees we may have obtained in connection with our investment;

•	have investments that tend to be less liquid, making it difficult for us to exit an investment promptly or at a desired price prior to maturity or outside of a normal amortization schedule;

•
have shorter operating histories and therefore little public information, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and changing market conditions, as well as general economic downturns, and require us to rely on the ability of our Advisers to obtain adequate information through due diligence to evaluate the creditworthiness and potential returns from investing in these companies;

•
are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us;

•
generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position;

•	our officers and directors and employees of our Advisers may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies; and

•	may have difficulty accessing the capital markets to meet future capital needs, which may limit their ability to grow or to repay their outstanding indebtedness upon maturity.

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

We are subject to risks associated with our investments in energy and power companies.

A prolonged continuation of depressed oil and natural gas prices would adversely affect the credit quality and performance of certain of our debt and equity investments in energy and power companies. A decrease in credit quality and performance would, in turn, negatively affect the fair value of these investments, which would consequently negatively affect our net asset value. Should a prolonged period of depressed oil and natural gas prices occur, the ability of certain of our portfolio companies in the energy industry to satisfy financial or operating covenants imposed by us or other lenders may be adversely affected, which could, in turn, negatively impact their financial condition and their ability to satisfy their debt service and other obligations. Likewise, should a prolonged period of depressed oil and natural gas prices occur, it is possible that the cash flow and profit generating capacity of these portfolio companies could also be adversely affected thereby negatively impacting their ability to pay us dividends or distributions on our investments, which could have a material adverse effect on our business, financial condition and results of operations. Also, energy and power companies are subject to supply and demand fluctuations in the markets in which they operate, which are impacted by numerous factors, including weather, use of renewable fuel sources, natural disasters, governmental regulation and general economic conditions, in addition to the effects of increasing regulation and general operational risks, any of which could have a material adverse effect on the performance and value of our investments in energy and power companies as well as our cash flows from such investments.

Certain of our portfolio companies may be concentrated in certain geographic regions of the country. In such instance, we will be subject to the risks associated with those geographic regions of the country, including their economic conditions and growth prospects.

We may make investments in portfolio companies that are concentrated in certain geographic regions of the country. As a result, our investments in those portfolio companies will be subject to the risks of those geographic regions. These risks may include the risks associated with the economics and growth prospects of those geographic regions. An economic downturn or a negative change in growth prospects for those geographic regions could result in an inability of those portfolio companies to meet their obligations to us pursuant to our debt investments in them, or a decrease in the intrinsic value of our equity investments in them. In either instance, as a result of our exposure to the risks associated with those geographic regions, our expected earnings from these portfolio companies may be less than expected and as a result, your investment in us may be adversely affected.

Risks Relating to Debt Financing

We may have limited ability to fund new investments if we are unable to expand, extend or refinance our Capital One Credit Facility or the Deutsche Bank Credit Facility (combined, the “Credit Facilities”) .

On March 11, 2014, we entered into a $70 million senior secured credit facility (as amended from time to time, the “Capital One Credit Facility”) with Capital One, National Association (“Capital One”), as administrative agent, and other banks as participants (together with Capital One, the “Lenders”) in the facility. The Capital One Credit Facility amended and restated in its entirety a pre-existing $15 million senior secured revolving credit facility with Capital One. The Capital One Credit Facility has subsequently been amended on multiple occasions, most recently on May 29, 2015, to, among other things, increase the revolver commitments to $125.0 million, and has an accordion provision allowing increases in borrowing of up to $150 million, subject to certain conditions. The maturity date of the Capital One Credit Facility is March 11, 2017, subsequent to which we have two, one-year extension options, subject to approval of the Lenders.

On June 2, 2014, HMS Funding entered into a credit agreement (the “Deutsche Bank Credit Facility”) among HMS Funding, the Company, as equityholder and servicer, Deutsche Bank AG, New York Branch (“Deutsche Bank”), the financial institutions party thereto as lenders (together with Deutsche Bank, the “HMS Funding Lenders”) and U.S. Bank National Association (the "Collateral Agent"), as collateral agent and collateral custodian. The Deutsche Bank Credit Facility provided for an initial borrowing capacity of $50 million, subject to certain limitations, including limitations with respect to HMS Funding’s investments, as more fully described in the Deutsche Bank Credit Facility. The Deutsche Bank Credit Facility was amended and restated on May 18, 2015 and subsequently has been amended on multiple occasions, most recently on September 23, 2015. increasing the revolver commitments to $360 million. The Deutsche Bank Credit Facility matures on June 16, 2020.

There can be no guarantee that we will be able to expand, extend or replace the Credit Facilities on terms that are favorable to us, if at all. Our ability to expand the Credit Facilities, and to obtain replacement financing at the time of maturity, will be constrained by then-current economic conditions affecting the credit markets.

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

In March of 2013, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, and the Office of the Comptroller of the Currency (the “Agencies”) jointly issued final guidance on leveraged lending transactions conducted by regulated financial institutions (the “Leveraged Lending Guidance”). In November of 2014, the Agencies issued “Frequently Asked Questions ("FAQ") for Implementing March 2013 Interagency Guidance on Leveraged Lending” that were designed to foster industry and examiner understanding of the Leveraged Lending Guidance. The Leveraged Lending Guidance outlines for Agency-supervised institutions high-level principles related to safe-and-sound leveraged lending and contains the Agencies' minimum expectations for a risk management framework that financial institutions should have in place. With regard to BDCs, the FAQ for example states that the risk management and reporting aspects of the Leveraged Lending Guidance should be applied to underlying loans in structured transactions if an institution originates or retains credit risk in the individual loans. If the financial institution originates or participates in a loan to a BDC that holds leveraged loans, then the loan to the BDC constitutes indirect exposure that should be measured and reported as a leveraged loan. The full impact of the Leveraged Lending Guidance and the FAQ is still uncertain, but it is possible that financing may become more expensive for us and banks or other financial institutions may be less willing to engage in leveraged lending, making it more difficult for us to obtain financing.

In addition to regulatory limitations on our ability to raise capital, the Credit Facilities contain various covenants, which, if not complied with, could accelerate our repayment obligations under the Credit Facilities, thereby materially and adversely affecting our liquidity, financial condition, results of operations and ability to pay distributions.

We will have a continuing need for capital to finance our operations. The Capital One Credit Facility contains affirmative and negative covenants usual and customary for leveraged financings, including:

•	maintaining an interest coverage ratio of at least 2.0 to 1.0

•	maintaining an asset coverage ratio of at least 2.25 to 1.0 and

•	maintaining a minimum consolidated tangible net worth, excluding Structured Subsidiaries, of at least $50 million.

Additionally, the Capital One Credit Facility requires us to obtain written approval from the administrative agent prior to entering into any material amendment, waiver or other modification of any provision of the Investment Advisory Agreement. The Capital One Credit Facility permits us to fund additional loans and investments as long as we are within the conditions set out in the agreement.

The Deutsche Bank Credit Facility contains affirmative and negative covenants usual and customary for leveraged financings, including maintaining a positive tangible net worth and limitations on industry concentration. Further, the Credit Facilities contain usual and customary default provisions including:

•	a default in the payment of interest and principal;

•	insolvency or bankruptcy of the Company;

•	a material adverse change in the Company’s business; or

•	breach of any covenant, representation or warranty in the loan agreement or other credit documents and failure to cure such breach within defined periods.

Our continued compliance with the covenants contained in the Credit Facilities depends on many factors, some of which are beyond our control. There are no assurances that we will continue to comply with these covenants. Any failure to satisfy these covenants could result in foreclosure by our lenders, which would accelerate our repayment obligations under one or both of the Credit Facilities and thereby have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders.

Because we borrow money, the potential for gain or loss on amounts invested in us is magnified and may increase the risk of investing in us.

Borrowings, also known as leverage, magnify the potential for gain or loss on invested equity capital. As we use leverage to partially finance our investments, you will experience increased risks associated with investing in our securities. We may borrow from banks and other lenders, including under the Credit Facilities, and may issue debt securities or enter into other types of borrowing arrangements in the future. If the value of our assets decreases, leveraging would cause NAV per share to decline more sharply than it otherwise would have had we not leveraged and such a decline could affect our ability to make distributions. Similarly, any decrease in our income would cause our net investment income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make distributions to our stockholders. Leverage is generally considered a speculative investment technique.

The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below. The calculation assumes (i) we borrow funds equal to 40% of our total assets, (ii) we sell $360.0 million of common stock, (iii) our net offering proceeds from such sales equal $318.6 million, (iv) the resulting average total assets are approximately $1.05 billion during 2016 and (v) a weighted average cost of funds of 3.33%. There can be no assurance that we will sell an aggregate $360.0 million worth of our common stock during the following twelve months. In order to compute the "Corresponding return to shareholders," the "Assumed Return on Our Portfolio (net of expenses)" is multiplied by the assumed total assets to obtain an assumed return to us. From this amount, the interest expense is calculated by multiplying the assumed weighted average cost of funds times the assumed debt outstanding, and the product is subtracted from the assumed return to us in order to determine the return available to shareholders. The return available to shareholders is then divided by our shareholders' equity to determine the "Corresponding return to shareholders." Actual interest payments may be different.

Assumed Return on Our Portfolio (net of expenses)	(10)%	(5)%	0%	5%	10%
Corresponding return to shareholders	(19.04)%	(10.65)%	(2.26)%	6.13%	14.53%

Similarly assuming (i) we borrow funds equal to 40% of our total assets, (ii) we sell $360.0 million of common stock, (iii) our net offering proceeds from such sales equal $318.6 million, (iv) the resulting average total assets are approximately $1.05 billion during 2016 and (v) a weighted average cost of funds of 3.33%, our assets would need to yield an annual return (net of expenses) of approximately 1.35% in order to cover the annual interest payments on our outstanding debt.

We are a holding company and depend on payments from our subsidiaries in order to make payments on any debt securities that we may issue as well as to pay distributions on our common stock. Any debt securities that we issue will be structurally subordinated to the obligations of our subsidiaries.

We are a holding company and fund a majority of our investments through wholly owned subsidiaries. We depend upon the cash flow from our subsidiaries and the receipt of funds from them, any of which may be subject to restriction or limitations based on the organizational documents of the subsidiaries and the agreements governing the debt of any such subsidiary. In addition, because we are a holding company, any debt securities that we issue will be structurally subordinated to the obligations of our subsidiaries. In the event that one of our subsidiaries becomes insolvent, liquidates, reorganizes, dissolves or otherwise winds up, its assets will be used first to satisfy the claims of its creditors. Consequently, any claim by us or our creditors against any subsidiary will be structurally subordinated to all of the claims of the creditors of such subsidiary. We cannot assure security holders that they will receive any payments required to be made under the terms of any debt securities that we may issue or other distributions.

Risks Relating to Our Common Stock

If we are unable to raise substantial funds in our ongoing, continuous “best efforts offering,” we will be limited in the number and type of investments we may make, and the value of your investment in us may be reduced in the event our assets under-perform.

We are offering our common stock on a continuous, best efforts basis, whereby our Dealer Manager and broker-dealers participating in the Offering are only required to use their best efforts to sell our shares of common stock and have no firm commitment or obligation to purchase any of the shares of common stock. In addition, selling brokers have more than one BDC offering to emphasize to prospective purchasers, a choice that may make success in conducting the Offering more difficult. To the extent that less than the maximum number of shares of common stock is subscribed for, the opportunity for diversification of our investments may be decreased and the returns achieved on those investments may be reduced as a result of allocating all of our expenses over a smaller capital base.

Our shares of common stock are not listed on an exchange or quoted through a quotation system, will not be listed for the foreseeable future, if ever and we are not obligated to effectuate a liquidity event by a specified date. Therefore, you will have limited liquidity and may not receive a full return of your invested capital if you sell your shares of common stock.

Our shares of common stock are illiquid assets for which there is not a secondary market nor is it expected that any will develop in the future. We intend to explore a potential liquidity event for our stockholders between four and six years following the completion of our Offering period, which may include follow-on offerings after completion of the Offering. However, there can be no assurance that we will complete a liquidity event within such time or at all. We expect that our board of directors, in the exercise of its duties to us, will determine to pursue a liquidity event when it believes that then-current market conditions are favorable for a liquidity event, and that such an event is in our best interests. A liquidity event could include (1) the sale of all or substantially all of our assets either on a complete portfolio basis or individually followed by a liquidation, (2) a listing of our shares of common stock on a national securities exchange or (3) a merger or another transaction approved by our board of directors in which our stockholders will receive cash or shares of a publicly traded company.

In making the decision to apply for listing of our shares of common stock, our directors will try to determine whether listing our shares of common stock or liquidating our assets will result in greater value for our stockholders. In making a determination of what type of liquidity event is in our best interests, our board of directors, including our independent directors, may consider a variety of criteria, including market conditions, portfolio diversification, portfolio performance, our financial condition, potential access to capital as a listed company, market conditions for the sale of our assets or listing of our common stock, internal management requirements to become a perpetual life company and the potential for stockholder liquidity. If our shares of common stock are listed, we cannot assure you a public trading market will develop. Since a portion of the offering price from the sale of common stock will be used to pay expenses and fees, the full offering price paid by stockholders will not be invested in portfolio companies. As a result, even if we do complete a liquidity event, you may not receive a return of all of your invested capital.

You should also be aware that shares of publicly traded closed-end investment companies frequently trade at a discount to their NAV. If our shares of common stock are eventually listed on a national exchange, we would not be able to predict whether our common stock would trade above, at or below NAV per share. This risk is separate and distinct from the risk that our NAV per share may decline.

Our share repurchase program allows us to repurchase your shares on a quarterly basis, subject to certain restrictions and limitations. As a result, you will have limited opportunities to sell your shares and, to the extent you are able to sell your shares under the program, you may not be able to recover the amount of your investment in our shares.

We have a share repurchase program allowing us to repurchase approximately 10% of our weighted average number of outstanding shares in any 12-month period. Unless our board of directors elects to suspend our share repurchase program, we will limit the number of shares to be repurchased (i) during any calendar year to the number of shares we can repurchase with the proceeds we receive from the issuance of shares of our common stock under our distribution reinvestment plan during the trailing four quarters and (ii) in any calendar quarter to 2.5% of the weighted average number of shares of common stock outstanding during the trailing four quarters. This program allows you to sell back your shares of common stock to us on a quarterly basis at a price equal to the NAV per share, as determined within 48 hours of the repurchase date. The share repurchase program includes numerous restrictions that will limit your ability to sell your shares. At the discretion of our board of directors, we may also use cash on hand, cash available from borrowings and cash from the sale of our investments as of the end of the applicable period to repurchase shares. To the extent that the number of shares put to us for repurchase exceeds the number of shares that we are able to purchase, we will repurchase shares on a pro rata basis, not on a first-come, first-served basis. Further, we will have no obligation to repurchase shares if the repurchase would violate the restrictions on distributions under federal law or Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency. These limits may prevent us from accommodating all repurchase requests made in any year. In addition, our board of directors may suspend or terminate the share repurchase program and therefore should not be relied upon as a method to sell shares promptly and at a desired price.

Our repurchase offers pursuant to our share repurchase program may be at prices lower than the price paid by our stockholders to purchase our common stock.

When we make quarterly repurchase offers pursuant to the share repurchase program, we may offer to repurchase shares of common stock at a price that is lower than the price that investors paid for shares of common stock in the Offering. As a result, to the extent investors paid an Offering price that includes the related sales load and to the extent investors have the ability to sell shares of common stock pursuant to our share repurchase program, then the price at which an investor may sell shares of common stock, which will be at the NAV per share, as determined within 48 hours prior to the repurchase date, may be lower than what an investor paid in connection with the purchase of shares of common stock in the Offering.

We may be unable to invest a significant portion of the net stock offering proceeds on acceptable terms in an acceptable time frame.

Delays in investing the net stock offering proceeds may impair our performance. We cannot assure you that we will be able to identify any investments that meet our investment objective or that any investment that we make will produce a positive return. We may be unable to invest the net stock offering proceeds on acceptable terms within the time period that we anticipate or at all, which could harm our financial condition and operating results.

Before making investments, we will invest the net stock offering proceeds primarily in cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt instruments maturing in one year or less from the time of investment, which may produce returns that are significantly lower than the returns which we expect to achieve when our portfolio is fully invested in securities meeting our investment objective. As a result, any distributions that we pay while our portfolio is not fully invested in securities meeting our investment objective may be lower than the distributions that we may be able to pay when our portfolio is fully invested in securities meeting our investment objective.

Under the terms of our Charter, our board of directors is authorized to issue shares of preferred stock with rights and privileges superior to common stockholders without common stockholder approval.

Under the terms of our articles of amendment and restatement (the "Charter"), our board of directors is authorized to issue shares of preferred stock in one or more classes or series without stockholder approval. The board of directors has discretion to set the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms or conditions of redemption for each class or series of preferred stock. Every issuance of preferred stock will be required to comply with the requirements of the 1940 Act. The 1940 Act requires that (1) immediately after issuance and before any distribution is made with respect to our common stock and before any purchase of common stock is made, such preferred stock together with all other senior securities must not exceed an amount equal to 50% of our total assets after deducting the amount of such distribution or purchase price, as the case may be, and (2) the holders of shares of preferred stock, if any are issued, must be entitled as a class to elect two directors at all times and to elect a majority of the directors if distributions on such preferred stock are in arrears by two years or more. Certain matters under the 1940 Act require the separate vote of the holders of any issued and outstanding preferred stock.

Your interest in us will be diluted if we issue additional shares, which could reduce the overall value of your investment.

Our investors do not have preemptive rights to any shares we issue in the future. Our Charter authorizes us to issue 450,000,000 shares of common stock. Pursuant to our Charter, a majority of our entire board of directors may amend our Charter from time to time to increase or decrease the aggregate number of authorized shares of stock or the number of authorized shares of stock of any class or series without stockholder approval. After your purchase in the Offering, our board of directors may elect to sell additional shares in this or future public offerings, issue equity interests in private offerings or issue share-based awards to our independent directors or employees of our Advisers. To the extent we issue additional equity interests after your purchase in the Offering, your percentage ownership interest in us will be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our investments, you may also experience dilution in the book value and fair value of your shares of common stock.

Certain provisions of our Charter and bylaws as well as provisions of the Maryland General Corporation Law could deter takeover attempts and have an adverse impact on the value of our common stock.

Our Charter and bylaws, as well as certain statutory and regulatory requirements, contain certain provisions that may have the effect of discouraging a third party from attempting to acquire us. Under the Maryland General Corporation Law (the "MGCL"), “control shares” acquired in a “control share acquisition” have no voting rights except to the extent approved by a vote of two-thirds of the votes entitled to be cast on the matter, excluding shares owned by the acquiror, by officers or by employees who are directors of the corporation. Our bylaws contain a provision exempting from the Control Share Acquisition Act under the MGCL any and all acquisitions by any person of our shares of stock. There can be no assurance that such provision will not be amended or eliminated at some time in the future. The Control Share Acquisition Act (if we amend our bylaws to be subject to that Act) may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer. However, we will amend our bylaws to be subject to the Control Share Acquisition Act only if our board of directors determines that it would be in the best interests of our stockholders and if the SEC staff expressly approves that our being subject to the Control Share Acquisition Act does not conflict with the 1940 Act. The SEC staff has issued informal guidance setting forth its position that certain provisions of the Control Share Acquisition Act, if implemented, would violate Section 18(i) of the 1940 Act. Under the MGCL, specified “business combinations,” including mergers, consolidations, share exchanges, or, in circumstances specified in the statute, asset transfers or issuances or reclassifications of equity securities, between a Maryland corporation and any person who beneficially owns, directly or indirectly, 10% or more of the voting power of the corporation’s outstanding voting stock, and certain other parties (each an “interested stockholder”), or an affiliate of the interested stockholder, are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. Thereafter any of the specified business combinations must be approved by two super majority votes of the stockholders unless, among other conditions, the corporation’s common stockholders receive a minimum price for their shares.

Under the MGCL, certain statutory provisions permit a corporation that is subject to the Exchange Act and that has at least three independent directors to be subject to certain corporate governance provisions notwithstanding any contrary provision in the corporation’s charter and bylaws. Among other provisions, a board of directors may classify itself without the vote of stockholders. Further, the board of directors, by electing into certain statutory provisions and notwithstanding any contrary provision in the charter or bylaws, may (i) provide that a stockholder-requested special meeting of stockholders will be called only at the request of stockholders entitled to cast at least a majority of the votes entitled to be cast at the meeting, (ii) reserve for itself the right to fix the number of directors, and (iii) retain for itself the exclusive power to fill vacancies created by the death, removal or resignation of a director, which is permitted under our Charter. A corporation may be prohibited by its charter or by resolution of its board of directors from electing to be subject to any of the provisions of the statute. We are not prohibited from implementing any or all of the statute.

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

Investing in shares of our common stock may involve an above average degree of risk.

The investments we make in accordance with our investment objective may result in a higher amount of risk than alternative investment options and a higher risk of volatility or loss of principal. Our investments in portfolio companies involve higher levels of risk, and therefore, an investment in our shares may not be suitable for someone with lower risk tolerance.

Our stockholders could experience dilution in their ownership percentage if they do not participate in our distribution reinvestment plan.

All distributions declared to stockholders that have “opted in” to our distribution reinvestment plan are automatically reinvested in shares of our common stock. As a result, our stockholders that do not participate in our distribution reinvestment plan could experience dilution in their ownership percentage of our common stock over time if we issue additional shares of our common stock.

Federal Income Tax Risks

We will be subject to corporate-level federal income tax if we are unable to satisfy the various RIC qualification requirements.

To obtain and maintain RIC tax treatment under the Code, we must meet the following annual distribution, income source and asset diversification requirements:

•
In order to obtain RIC tax treatment, we must satisfy the Annual Distribution Requirement. We will be subject to corporate-level federal income tax on any of our undistributed income or gain. Additionally, we will be subject to a 4% nondeductible federal excise tax to the extent that we do not satisfy the Excise Tax Avoidance Requirement. Because we may use debt financing, we are subject to an asset coverage ratio requirement under the 1940 Act and may in the future become subject to certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirement. If we are unable to obtain cash from other sources, we could fail to qualify for RIC tax treatment and thus become subject to corporate-level federal income tax.

•	In order to obtain RIC tax treatment, we must satisfy the 90% Income Test and the Diversification Tests.

•
The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. To satisfy this requirement, at least 50% of the value of our assets must consist of cash, cash equivalents, U.S. government securities, securities of other RICs, and other acceptable securities. Also no more than 25% of the value of our assets can be invested in the securities (other than U.S. government securities or securities of other RICs) of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly traded partnerships.” Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of our RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial economic losses.

If we fail to satisfy the 90% Income test or any of the Diversification Tests in any taxable year, we may nevertheless continue to qualify as a RIC for such taxable year if certain relief provisions are applicable (which may require us to pay certain corporate-level federal, state and local taxes, as well as dispose of certain assets).

If we fail to qualify for, or to maintain, RIC tax treatment for any reason or do not qualify to cure the disqualification, the resulting corporate-level federal income taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. See “Item 1. Business — Regulation — Taxation as a RIC.”

We may have difficulty paying our required distributions if we recognize taxable income before or without receiving a corresponding cash payment.

For federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt instruments that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of our income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash. Further, we have elected to amortize market discount and include the amount of such market discount currently in our taxable income over the remaining term of all debt instruments acquired with market discount, instead of upon disposition or receipt of other principal payments on such debt instruments, as failing to make such an election could limit our ability to deduct interest expenses for tax purposes.

Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the taxable year of the accrual, we may be required to make a distribution to our stockholders in order to satisfy the annual distribution requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the Annual Distribution Requirement or the Excise Tax Avoidance Requirement. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax. For additional discussion regarding the tax implications of a RIC, see “Item 1. Business — Regulation — Taxation as a RIC.”

You may have current tax liability on distributions you elect to reinvest in our common stock but would not receive cash from such distributions to pay such tax liability.

If you participate in our distribution reinvestment plan, you will be deemed to have received, and for federal income tax purposes will be taxed on, the amount reinvested in our common stock to the extent the amount reinvested was not a tax-free return of capital. As a result, unless you are a tax-exempt entity, you may have to use funds from other sources to pay your tax liability on the value of our common stock received from the distribution.

If we do not qualify as a “publicly offered regulated investment company,” as defined in the Code, you will be taxed as though you received a distribution of some of our expenses.

 A “publicly offered regulated investment company” is a RIC whose shares are either (i) continuously offered pursuant to a public offering, (ii) regularly traded on an established securities market or (iii) held by at least 500 persons at all times during the taxable year. If we are not a publicly offered RIC for any period, a non-corporate stockholder’s allocable portion of our affected expenses, including our management fees, will be treated as an additional distribution to the stockholder and will be deductible by such stockholder only to the extent permitted under the limitations described below. For non-corporate stockholders, including individuals, trusts, and estates, significant limitations generally apply to the deductibility of certain expenses of a non-publicly offered RIC, including management fees. In particular, these expenses, referred to as miscellaneous itemized deductions, are deductible to an individual only to the extent they exceed 2% of such a stockholder’s adjusted gross income, and are not deductible for alternative minimum tax purposes. Because shares of our common stock currently are continuously offered pursuant to a public offering, we believe that we currently constitute a publicly offered regulated investment company. There can be no assurance, however, that shares of our common stock will continue to be continuously offered pursuant to a public offering or that we will otherwise constitute a publicly offered regulated investment company in the future.

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

We are offering shares of our common stock on a continuous basis at a current offering price of $8.50 per share; however, to the extent that our NAV per share increases, we will sell shares of our common stock at a price necessary to ensure that shares of our common stock are not sold at a price per share, after deduction of selling commissions and Dealer Manager fees, that is below NAV per share. In connection with each weekly closing on the sale of shares of our common stock pursuant to our prospectus, as amended or supplemented, which relates to the Offering, our board of directors or a committee thereof is required, within 48 hours of the time that each closing and sale is made, to make the determination that we are not selling shares of our common stock at a price per share which, after deducting selling commissions and Dealer Manager fees, is below our then current NAV per share.

In the event of a material decline in our NAV per share, which we consider to be a non-temporary 2.5% or more decrease below our then-current net offering price, and subject to certain conditions, we will reduce our offering price accordingly. Therefore, persons who subscribe for shares in the Offering must submit subscriptions for a fixed dollar amount rather than a number of shares and, as a result, may receive fractional shares of our common stock. Promptly following any such adjustment to the offering price per share, we will file a prospectus supplement with the SEC disclosing the adjusted offering price, and we will post the updated information on our Dealer Manager's website at www.HinesSecurities.com.

Set forth below is a chart describing the classes of our securities outstanding as of March 4, 2016:

(1)	(2)	(3)	(4)
Title of Class	Amount Authorized	Amount Held by Us or for Our Account	Amount Outstanding Exclusive of Amount Under Column (3)
Common Stock, par value $0.001 per share	450,000,000	—	63,706,066

As of March 4, 2016, we had 12,907 record holders of our common stock.

Distributions and Taxable Income

Subject to our board of directors’ discretion and applicable legal restrictions, our board of directors intends to authorize and we intend to declare ordinary cash distributions quarterly and pay such distributions monthly. With the authorization of our board of directors, we declared distributions for the period from June 1, 2012 through March 31, 2016. These distributions were calculated based on stockholders of record each day in an amount equal to $0.00191781 per share, per day (which represents an annualized distribution rate of 7.00% based on our initial offering price of $10.00 per share and 8.24% based on our current offering price of $8.50 per share, if it were maintained every day for a twelve-month period). Distributions are paid on the first business day following the completion of each month to which they relate. For additional information regarding our distributions, see “Item 1A. Risk Factors — Risks Relating to our Business and Structure — The amount of our distributions to our stockholders is uncertain. Portions of the distributions that we pay may represent a return of capital to you for U.S. federal income tax purposes which will lower your tax basis in your shares and reduce the amount of funds we have for investment in targeted assets. We may not be able to pay you distributions, and our distributions may not grow over time.” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources.”

We may fund our cash distributions from any sources of funds legally available, including proceeds of the sales of common stock, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies, fee and expenses waivers from our Advisers and support payments from our Adviser.

We have elected to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Code. We intend to annually qualify as a RIC. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any ordinary income or capital gain that we distribute to our stockholders from our taxable earnings and profits. To qualify as a RIC in any taxable year, we must, among other things, satisfy certain source-of-income and asset diversification requirements. In addition, we must satisfy the Annual Distribution Requirement to qualify and to maintain our ability to be subject to tax as a RIC. As a part of maintaining RIC status, undistributed taxable income (subject to a 4% nondeductible excise tax) pertaining to a given taxable year may be distributed up to 12 months subsequent to the end of that taxable year, provided such distributions are declared prior to the earlier of eight-and-one-half months after the close of such taxable year in which such taxable income was generated or the filing of the federal income tax return for the taxable year in which such taxable income was generated. In order to avoid excise tax, we need to satisfy the Excise Tax Avoidance Requirement. In 2013, we estimated approximately $7,000, or $0.001 per share, of our taxable income for 2013 would be distributed in 2014, prior to the filing of our federal income tax return for our 2013 taxable year. In 2014, we paid approximately $1,000 with our 2013 taxable year extension which was an estimate of the 4% nondeductible excise tax due; however, upon finalizing our 2013 federal income tax return, none of the cumulative undistributed taxable income was subject to the 4% nondeductible excise tax since we distributed enough to eliminate an excise tax liability. In 2014, approximately $59,000, or $0.0019 per share of our taxable income for 2014 was distributed in 2015, prior to the filing of our federal income tax return for our 2014 taxable year, and no portion of this amount was subject to the 4% nondeductible excise tax. In 2015, we estimate approximately $3.8 million, or $0.0615 per share, of our taxable income for 2015 will be distributed in 2016, prior to the filing of our federal income tax return for our 2015 taxable year. As a result, we anticipate that we will be subject to a 4% nondeductible excise tax liability of approximately $108,000.

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

The determination of the tax attributes of our distributions is made annually at the end of our taxable year based upon our taxable income for the full taxable year and distributions paid for the full taxable year. The actual tax characteristics of distributions to stockholders will be reported to stockholders subject to tax reporting annually on a Form 1099-DIV. Promptly following the payment of distributions to all stockholders of record, we will send information to stockholders residing in Maryland regarding the estimated source of such distributions.

Our distributions may exceed our earnings and profits, especially during the period before we have substantially invested the proceeds from the sales of common stock. As a result, a portion of the distributions we make may represent a return of capital for U.S. federal income tax purposes. Notices to shareholders will be provided in accordance with Section 19(a) of the 1940 Act with respect to any portion of our distributions not derived from our net investment income.

Use of Proceeds from Registered Securities

On January 5, 2016, the SEC declared the Registration Statement effective under which we registered the Offering. As of March 4, 2016, we have gross proceeds of approximately $10.8 million through the sale of 1,324,022 shares of common stock to the public including proceeds from the distribution reinvestment plan of approximately $5.8 million.

Issuer Purchases of Equity Securities

The following table lists shares we repurchased under our share repurchase program during the period covered by this report.

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (2)
One Month Ended October 31, 2015	—	—	—	—
One Month Ended November 30, 2015	—	—	—	—
One Month Ended December 31, 2015	191,534	$7.88	191,534	—
Total	191,534		191,534

(1)
In September 2013, we commenced a share repurchase program pursuant to which we intend to offer to repurchase approximately 10% of our weighted average number of outstanding shares in any 12-month period on such terms as may be determined by our board of directors in its complete and absolute discretion unless, in the judgment of the independent directors of our board of directors, such repurchases would not be in the best interests of our stockholders or would violate applicable law.

(2)
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

Item 6. Selected Financial Data

The selected financial and other data below as of December 31, 2015, 2014, 2013, 2012 and 2011 for the years ended December 31, 2015, 2014, 2013, 2012 and the period from inception (November 22, 2011) through December 31, 2011 have been derived from financial statements that have been audited by Grant Thornton LLP, an independent registered public accounting firm. The data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes included elsewhere in this Form 10-K.

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012	For the Period from Inception (November 22, 2011) through December 31, 2011
	(dollars in thousands)
Statement of operations data:
Investment income:
Non-Control/Non-Affiliate investments	$63,253	$19,013	$2,758	$1,238	$90
Affiliate investments	1,204	170	—	635	—
Control investments	932	30	—	—	—
Total investment income	65,389	19,213	2,758	1,873	90
Expenses:
Interest expense	11,159	3,325	419	316	16
Base management and incentive fees	18,142	6,029	784	358	—
Administrative services expenses	2,037	1,497	1,018	438	—
Professional fees	606	478	361	201	—
Insurance	192	191	186	108	—
Other general and administrative	1,407	595	240	114	18
Expenses before fee and expense waivers	33,543	12,115	3,008	1,535	34
Waiver of management and incentive fees	(2,601)	(2,274)	(784)	(358)	—
Waiver of administrative services expenses	(2,037)	(1,497)	(1,018)	(438)	—
Expense support payment from Adviser	—	(328)	(153)	—	—
Total expenses, net of fee and expense waivers	28,905	8,016	1,053	739	34
Net investment income	36,484	11,197	1,705	1,134	56
Total realized gain (loss) from investments	(5,508)	20	27	14	—
Net realized income	30,976	11,217	1,732	1,148	56
Total net unrealized appreciation (depreciation)	(37,956)	(14,214)	421	87	(36)
Net increase (decrease) in net assets resulting from operations	$(6,980)	$(2,997)	$2,153	$1,235	$20
Net investment income per share/unit – basic and diluted	$0.75	$0.70	$0.64	$0.99	$0.05
Net realized income per share/unit – basic and diluted	$0.63	$0.70	$0.65	$1.00	$0.05
Net increase (decrease) in net assets from operations per share/unit – basic and diluted	$(0.14)	$(0.19)	$0.81	$1.08	$0.02
Stockholder distributions declared per share/unit – basic and diluted	$0.70	$0.70	$0.70	$0.94	$—
Weighted average shares/units outstanding – basic and diluted	48,838,114	16,022,853	2,648,689	1,151,554	1,111,111

	As of December 31,
	2015	2014	2013	2012	2011
	(dollars in thousands)
Balance sheet data:
Assets:
Total portfolio investments at fair value	$852,988	$473,862	$66,882	$16,132	$16,387
Cash and cash equivalents	24,001	19,868	6,356	1,832	942
Interest receivable	7,927	4,328	399	58	26
Receivable for securities sold	1,995	3,014	—	—	—
Prepaid and other assets	511	338	109	82	—
Due from Main Street Capital Corporation	—	—	19	1,003	170
Deferred offering costs (net of accumulated amortization)	1,107	2,388	3,688	2,508	—
Deferred financing costs (net of accumulated amortization)	4,883	2,426	168	210	27
Total assets	$893,412	$506,224	$77,621	$21,825	$17,552
Liabilities and net assets:
Accounts payable and other liabilities	$624	$246	$71	$114	$18
Payable for unsettled trades	—	6,249	2,608	290	—
Stockholders distributions payable	3,717	1,760	295	76	—
Due to affiliates	5,723	4,530	3,771	2,922	14
Payable for securities purchased	11,696	50,512	8,799	—	—
Notes payable	380,000	182,864	14,000	7,000	7,500
Total liabilities	401,760	246,161	29,544	10,402	7,532
Total net assets	491,652	260,063	48,077	11,423	10,020
Total liabilities and net assets	$893,412	$506,224	$77,621	$21,825	$17,552
Other data:
Weighted average effective yield on LMM debt (1)	11.0%	11.3%	15.0%	14.4%	13.7%
Number of LMM debt portfolio investments	19	11	2	6	6
Weighted average effective yield on Middle Market debt (1)	8.3%	8.0%	7.3%	8.2%	8.3%
Number of Middle Market portfolio investments	83	77	62	11	11
Weighted average effective yield on Private Loan debt (1)	8.5%	9.7%	9.5%	—%	—%
Number of Private Loan debt portfolio investments	20	11	2	—	—
Weighted average effective yield on total portfolio (1)	8.3%	8.1%	7.5%	9.9%	9.7%
Number of LMM equity portfolio investments	17	9	—	—	—
Number of Private Loan equity portfolio investments (2)	5	—	—	—	—
Number of Other Portfolio investments	3	1	—	—	—
Expense ratios (as percentage of average net assets):
Total expenses	7.23%	5.62%	4.23%	7.05%	0.34%
Operating expenses excluding interest expense	4.44%	3.29%	2.55%	4.03%	0.18%

(1)
Weighted-average effective yield is calculated based on our investments at the end of each period and includes accretion of original issue discounts and amortization of premiums, and the amortization of fees received in connection with transactions. Investments on non-accrual status are assumed to have a zero yield in the calculation of weighted-average effective yield.

(2)	Investments were non-income producing during the year ended December 31, 2015.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and the notes thereto included elsewhere in this Form 10-K.

Statements we make in the following discussion which express a belief, expectation or intention, as well as those that are not historical fact, are forward-looking statements that are subject to risks, uncertainties and assumptions. Our actual results, performance or achievements, or industry results, could differ materially from those we express in the following discussion as a result of a variety of factors, including the risks and uncertainties we have referred to under the headings “Special Note Regarding Forward-Looking Statements” and “Item 1A. Risk Factors” in Part I of this Form 10-K.

OVERVIEW

We are a specialty finance company sponsored by Hines that makes debt and equity investments in Middle Market and LMM companies. We are an externally managed, non-diversified closed-end investment company that has elected to be treated as a BDC under the 1940 Act. We are, therefore, required to comply with certain regulatory requirements. We have elected to be treated for U.S. federal income tax purposes as a RIC under the Code.

Our primary investment objective is to generate current income through debt and equity investments. A secondary objective is to generate long-term capital appreciation through equity and equity related investments including warrants, convertible securities and other rights to acquire equity securities. Our portfolio strategy call for us to invest primarily in illiquid debt and equity securities issued by LMM companies and Middle Market companies in private placements and negotiated transactions, which are traded in private over-the-counter markets for institutional investors. We will also invest in, and a significant portion of our assets are invested in, customized direct secured and unsecured loans to and equity securities of LMM companies, referred to as LMM securities. Typically, our investments in LMM companies will require us to co-invest with Main Street and/or its affiliates. We categorize some of our investments in LMM companies and Middle Market companies as Private Loan portfolio investments. Private Loan investments, often referred to in the debt markets as “club deals,” are investments, generally in debt instruments, that we originate on a collaborative basis with other investment funds. Private Loan investments are typically similar in size, structure, terms and conditions to investments we hold in our LMM portfolio and Middle Market portfolio. Our portfolio also includes Other Portfolio investments which primarily consist of investments that are not consistent with the typical profiles for our LMM portfolio investments, Middle Market portfolio investments, or Private Loan portfolio investments, including investments which may be managed by third parties.

As a BDC, we are subject to certain regulatory restrictions in making our investments, including limitations on our ability to co-invest with certain affiliates, including Main Street. However, we received an order from the SEC, that permits us, subject to certain conditions, to co-invest with Main Street in certain transactions originated by Main Street and/or our Advisers. The exemptive relief permits us, and certain of our directly or indirectly wholly-owned subsidiaries on one hand, and Main Street, and or/certain of its affiliates on the other hand, to co-invest in the same investment opportunities where such investment would otherwise be prohibited under Section 57(a)(4) of the 1940 Act. In addition, we may continue to co-invest with Main Street and/or its affiliates in syndicated deals and secondary loan market purchases in accordance with applicable regulatory guidance or interpretations, which may include instances where price is the only negotiated point.

As of December 31, 2015, we had investments in 83 Middle Market debt investments, 20 Private Loan debt investments, 19 LMM debt investments, 17 LMM equity investments, five Private Loan equity investments and three Other Portfolio investments with an aggregate fair value of approximately $853.0 million, a cost basis of approximately $904.7 million, and a weighted average effective annual yield of approximately 8.3%. The weighted average annual yield was calculated using the effective interest rates for all investments at December 31, 2015, including accretion of original issue discount and amortization of the premium to par value, the amortization of fees received in connection with transactions, and assumes zero yield for investments on non-accrual status. Approximately 79.3% and 16.5% of our total portfolio investments (at fair value) were secured by first priority liens and second priority liens on portfolio company assets, respectively, with the remainder in unsecured debt investments and equity investments.

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

Expenses

On both a short-term and long-term basis, our primary use of funds will be investments in portfolio companies and cash distributions to our stockholders. Our primary operating expenses will be debt service payments, general and administrative expenses and payment of advisory fees under the Investment Advisory Agreement. The investment advisory fees paid to our Adviser (and the fees paid by our Adviser to our Sub-Adviser pursuant to the Sub-Advisory Agreement) will compensate our Advisers for their work in identifying, evaluating, negotiating, executing, monitoring and servicing our investments. We expect our expenses to fluctuate based upon the amount of assets under management.

We bear all other expenses of our operations and transactions, including fees and expenses relating to:

•	corporate and organizational expenses relating to offerings of our common stock, subject to certain limitations;

•	the cost of calculating our NAV, including the cost of any third-party valuation services;

•	the cost of effecting sales and repurchase of shares of our common stock and other securities;

•
fees payable to third parties relating to, or associated with, monitoring our financial and legal affairs, making investments, and valuing investments, including fees and expenses associated with performing due diligence reviews of prospective investments;

•	interest payable on debt, if any;

•	investment advisory fees;

•	transfer agent and custodial fees;

•	fees and expenses associated with marketing efforts;

•	federal and state registration fees;

•	federal, state and local taxes;

•	independent directors’ fees and expenses, including travel expenses;

•	costs of director and stockholder meetings, proxy statements, stockholders’ reports and notices;

•	cost of fidelity bond, directors and officers/errors and omissions liability insurance and other insurance premiums;

•	direct costs such as printing of stockholder reports and advertising or sales materials, mailing, long distance telephone, and staff;

•	fees and expenses associated with independent audits and outside legal costs, including compliance with the Sarbanes-Oxley Act, the 1940 Act, and other applicable federal and state securities laws;

•	costs associated with our reporting and compliance obligations under the 1940 Act and other applicable federal and state securities laws;

•	brokerage commissions for our investments;

•	all other expenses incurred by our Advisers in performing their obligations, subject to the limitations included in the Investment Advisory Agreement and Sub-Advisory Agreement; and

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

During periods of asset growth, we expect our general and administrative expenses to be relatively stable or decline as a percentage of total assets and increase during period of asset declines.

Base Management and Incentive Fee, Administrative Services Expense Waiver and Expense Support and Conditional Reimbursement Agreement

On May 31, 2012, we and the Advisers entered into a conditional fee waiver agreement and subsequent amendments, pursuant to which, for a period from June 4, 2012 to December 31, 2013, the Advisers can waive all fees upon the occurrence of any event that, in the Advisers’ sole discretion, is deemed necessary, including (but not automatically triggered by) our estimate that a distribution declared and payable to our stockholders during the fee waiver period represents, or would represent when paid, a return of capital for U.S. federal income tax purposes. We refer to this conditional fee waiver agreement, as amended from time to time, as the “Conditional Fee Waiver Agreement.” Further, the agreement contained a clause which states that at the sole and absolute discretion of our board of directors, in future periods, previously waived fees may be paid to the Advisers if and only to the extent that our cumulative net increase in net assets resulting from operations exceeds the amount of cumulative distributions paid to stockholders. The previously waived fees are potentially subject to repayment by us, if at all, within a period not to exceed three years from the date of each respective fee waiver. We do not anticipate terminating the Conditional Fee Waiver Agreement in the foreseeable future and intend to continue to remain obligated to repayment of fee waivers by our Advisers pursuant to the terms of the Conditional Fee Waiver Agreement.

On December 30, 2013, we and our Advisers agreed to an amendment to the Conditional Fee Waiver Agreement, which extended the term of the fee waiver with respect to our Adviser through December 31, 2014. The terms of the fee waiver were not extended with respect to our Sub-Adviser, whose waiver expired on December 31, 2013 (except with respect to the subordinated incentive fees on income payable for the period October 1, 2014 through December 31, 2014, totaling approximately $451,000, which our Advisers agreed to waive).

On April 15, 2015, we and our Advisers agreed to a further amendment (the "2015 Fee Waiver Amendment") to the Conditional Fee Waiver Agreement. Under the 2015 Fee Waiver Amendment, our Advisers agreed to extend the term of the fee waiver with respect to our Adviser through December 31, 2015. The terms of the fee waiver were not extended with respect to our Sub-Adviser (except for the subordinated incentive fee on income for the period January 1, 2015 through December 31, 2015, totaling approximately $2.6 million, which our Advisers agreed to waive). Our Adviser has no obligation to waive fees pursuant to the Conditional Fee Waiver Agreement after December 31, 2015 unless the fee waiver period is further extended.

In a separate agreement between our Advisers dated April 15, 2015 and effective January 1, 2015, our Sub-Adviser agreed to conditionally reimburse our Adviser for 50% of the fees waived each quarter in 2015, up to $200,000 in total waived fees per quarter. If the total amount conditionally reimbursed by our Sub-Adviser in 2015 is less than both (i) 50% of the fees waived by our Adviser for 2015 excluding any previously reimbursed amounts and (ii) $400,000, then our Sub-Adviser shall reimburse our Adviser, in connection with the payment of management fees to our Sub-Adviser for the fourth quarter of 2015, the difference between (A) 50% of the fees waived by our Adviser for 2015 excluding any previously reimbursed amounts minus (B) any amounts conditionally reimbursed by our Sub-Adviser in 2015, up to a maximum of $400,000 of total conditional reimbursements by our Sub-Adviser.

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

For the years ended December 31, 2015, 2014, and 2013, we incurred base management fees of approximately $15.5 million, $5.6 million and $779,000, respectively, capital gains incentive fees of approximately $0, $0 and $5,000, respectively, and subordinated incentive fees on income of $2.6 million, $451,000 and $0, respectively. For the years ended December 31, 2015, 2014 and 2013, the Advisers waived base management fees of $0, $1.8 million and $779,000, respectively, and capital gains incentive fees of $0, $0 and $5,000, respectively, and subordinated incentive fees on income of $2.6 million, $451,000 and $0, respectively. Accordingly, net of waivers, we paid base management fees of approximately $15.5 million for the year ended December 31, 2015, $3.8 million for the year ended December 31, 2014 and no base management fees for the year ended December 31, 2013. During the years ended December 31, 2015, 2014 and 2013, we did not record an accrual for any previously waived fees. Any future reimbursement of previously waived fees to our Advisers will not be accrued until the reimbursement of the waived fees become probable and estimable, which will be upon approval by our board of directors. To date none of the previously waived fees have been approved by the board of directors for reimbursement. See “Item 13. Certain Relationships and Related Transactions, and Director Independence — Management and Incentive Fee Waiver.”

On November 11, 2013, we entered into an Expense Support and Conditional Reimbursement Agreement (the “2013 Expense Reimbursement Agreement”) with our Adviser. Under the 2013 Expense Reimbursement Agreement, until December 31, 2013 or a prior date mutually agreed to by both parties, our Adviser will pay us up to 100% of our operating expenses (the “Expense Support Payment”) in order to achieve a reasonable level of expenses relative to our investment income (the "Operating Expense Objective"). Operating expenses are defined as 2013 third party operating costs and expenses incurred by us under generally accepted accounting principles in the United States ("GAAP") for investment management companies. Our board of directors, in its sole discretion, may approve the repayment of unreimbursed Expense Support Payments (a "Reimbursement Payment") upon a determination by the board of directors that we have achieved the Operating Expense Objective in any quarter following receipt by us of an Expense Support Payment. Under the 2013 Expense Reimbursement Agreement, any unreimbursed Expense Support Payment may be reimbursed by us within a period not to exceed three years from the date each respective Expense Support Payment was determined. Any Expense Support Payments that remain unreimbursed three years after such payment will be permanently waived. Pursuant to the terms of the 2013 Expense Reimbursement Agreement, for the year ended December 31, 2013, our Adviser made an Expense Support Payment of $153,000 to us.

On December 30, 2013, we agreed to an Expense Support and Conditional Reimbursement Agreement with our Adviser, which was subsequently amended on March 31, 2014, June 30, 2014 and September 30, 2014 (as amended, the "2014 Expense Reimbursement Agreement"). Under the 2014 Expense Reimbursement Agreement, until December 31, 2014, or a prior date mutually agreed to by both parties, our Adviser, at its sole discretion, will pay to us an Expense Support Payment in order to achieve the Operating Expense Objective. Operating expenses are defined as third party operating costs and expenses incurred by us between January 1, 2014, and December 31, 2014, under GAAP for investment management companies. The board of directors, in its sole discretion, may approve a Reimbursement Payment upon a determination by the board of directors that we have achieved the Operating Expense Objective in any quarter following receipt by us of an Expense Support Payment. Under the 2014 Expense Reimbursement Agreement, any unreimbursed Expense Support Payment may be reimbursed by us within a period not to exceed three years from the date each respective Expense Support Payment was determined, but only after any Expense Support Payment amounts have been reimbursed under the 2013 Expense Reimbursement Agreement. Any Expense Support Payments that remain unreimbursed three years after such payment will be permanently waived. The 2014 Expense Reimbursement Agreement may be terminated by us at any time, and will automatically terminate upon termination of the Investment Advisory Agreement or upon our liquidation or dissolution.

During the year ended December 31, 2014, we received an Expense Support Payment of $328,000, which our Adviser paid to us on October 30, 2014. The Expense Support Payment from our Adviser of $328,000 may be reimbursed by us within a period not to exceed three years, subject to approval by our board of directors. As discussed above, the reimbursement of this Expense Support Payment from us to our Adviser is only permitted after the reimbursement of the Expense Support Payment of $153,000 that was made in 2013. As of December 31, 2015, none of these amounts has been approved for reimbursement by our board of directors.

On April 15, 2015, we and our Adviser agreed to amendments to the 2013 Expense Reimbursement Agreement and the 2014 Expense Reimbursement Agreement, in which reimbursement of Expense Support Payments made under the 2013 Expense Reimbursement Agreement and the 2014 Expense Reimbursement Agreement will be made in accordance with and subject to the 2015 Fee Waiver Amendment. Per the 2015 Fee Waiver Amendment, reimbursements of waived fees in calendar year 2015 and beyond will be determined quarterly. Thus, in any quarter where a surplus exists, that surplus will be available, subject to approval of our board of directors, to reimburse waived fees and Expense Support Payments as follows:

1.	First, to reimburse waived fees related to any preceding calendar quarter(s) within the same calendar year;

2.	Second, to reimburse 2013 Expense Support Payments;

3.	Third, to reimburse 2014 Expense Support Payments;

4.	Fourth, to reimburse waived fees related to prior years, beginning with the earliest year eligible for reimbursement

Administration

Pursuant to the Investment Advisory Agreement and Sub-Advisory Agreement, we are required to pay or reimburse our Advisers for administrative services expenses, which include all costs and expenses related to the day-to-day administration and management not related to advisory services. For the years ended December 31, 2015, 2014 and 2013, we incurred, and the Advisers waived the reimbursement of, administrative services expenses of approximately $2.0 million, $1.5 million and $1.0 million, respectively. Our Advisers have agreed to waive the reimbursement of administrative services expenses through December 31, 2015. The waiver of the reimbursement of administrative service expenses is not subject to future reimbursement. See “Item 13. Certain Relationships and Related Transactions, and Director Independence — Management and Incentive Fee Waiver.”

CRITICAL ACCOUNTING POLICIES

Basis of Presentation

Our consolidated financial statements have been prepared in accordance with GAAP and include the accounts of our wholly owned consolidated subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Under the 1940 Act rules and regulations, Articles 6 and 10 of Regulation S-X under the Securities Act, and Topic 946-Financial Services-Investment Companies, of the Financial Accounting Standards Board’s (“FASB’s”) Accounting Standards Codification, as amended (“ASC”), we are precluded from consolidating portfolio company investments, including those in which we have a controlling interest, unless the portfolio company is a wholly owned investment company. An exception to this general principle occurs if we own a controlled operating company whose purpose is to provide services to us such as an investment adviser or transfer agent. None of the investments we have made qualifies for this exception. Therefore, our portfolio investments are carried on the balance sheet at fair value, as discussed below, with changes to fair value recognized as “Net Unrealized Appreciation (Depreciation)” on the Consolidated Statements of Operations until the investment is realized, usually upon exit, resulting in any gain or loss on exit being recognized as a realized gain or loss.

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

Valuation of Portfolio Investments

We account for our portfolio investments at fair value under the provisions of the FASB's ASC 820, Fair Value Measurement and Disclosures ("ASC 820"). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. ASC 820 requires us to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal market that are independent, knowledgeable, and willing and able to transact.

Our portfolio strategy calls for us to invest primarily in illiquid debt and equity securities issued by private, LMM companies and debt securities issued by Middle Market companies that are generally larger in size than the LMM companies. We categorize some of our investments in LMM companies and Middle Market companies as Private Loan portfolio investments. Private Loan investments, often referred to in the debt markets as "club deals," are investments, generally in debt instruments, that we originate on a collaborative basis with other investment funds or lenders. Private Loan investments are typically similar in size, structure, terms and conditions to the investments we hold in our LMM portfolio and Middle Market portfolio. Our portfolio also includes Other Portfolio investments which primarily consist of investments that are not consistent with the typical profiles for our LMM portfolio investments, Middle Market portfolio investments or Private Loan portfolio investments, including investments which may be managed by third parties. Our portfolio investments may be subject to restrictions on resale. See "Item 1A. Risk Factors — Risks Related to Our Investments — The lack of liquidity in our investments may adversely affect our business."

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

For LMM portfolio investments, we generally review external events, including private mergers, sales and acquisitions involving comparable companies, and includes these events in the valuation process by using an enterprise value waterfall ("Waterfall") for our LMM equity investments and an income approach using a yield-to-maturity model ("Yield-to-Maturity") for our LMM debt investments. For Middle Market portfolio investments, we use observable inputs such as quoted prices in the valuation process. We determine the appropriateness of the use of third-party broker quotes, if any, in determining fair value based on our understanding of the level of actual transactions used by the broker to develop the quote and whether the quote was an indicative price or binding offer, the depth and consistency of broker quotes and the correlation of changes in broker quotes with underlying performance of the portfolio company and other market indices. We often cannot observe the inputs considered by the third party in determining their quotes. For Middle Market and Private Loan portfolio investments in debt securities for which it has determined that third-party quotes or other independent pricing are not available or appropriate, we generally estimate the fair value based on the assumptions that we believe hypothetical market participants would use to value the investment in a current hypothetical sale using the Yield-to-Maturity valuation method. For our Other Portfolio equity investments, we generally calculate the fair value of the investment primarily based on the NAV of the fund. All of the valuation approaches for our portfolio investments estimate the value of the investment as if we were to sell, or exit, the investment as of the measurement date.

Under the Waterfall valuation method, we estimate the enterprise value of a portfolio company using a combination of market and income approaches or other appropriate valuation methods, such as considering recent transactions in the equity securities of the portfolio company or third-party valuations of the portfolio company, and then perform a Waterfall calculation by using the enterprise value over the portfolio company's securities in order of their preference relative to one another. The enterprise value is the fair value at which an enterprise could be sold in a transaction between two willing parties, rather than through a forced or liquidation sale. Typically, private companies are bought and sold based on multiples of earnings before interest, taxes, depreciation and amortization ("EBITDA"), cash flows, net income, revenues, or in limited cases, book value. There is no single methodology for estimating enterprise value. For any one portfolio company, enterprise value is generally described as a range of values from which a single estimate of enterprise value is derived. In estimating the enterprise value of a portfolio company, we analyze various factors including the portfolio company's historical and projected financial results. The operating results of a portfolio company may include unaudited, projected, budgeted or pro forma financial information and may require adjustments for non-recurring items or to normalize the operating results that may require significant judgment in its determination. In addition, projecting future financial results requires significant judgment regarding future growth assumptions. In evaluating the operating results, we also analyze the impact of exposure to litigation, loss of customers or other contingencies. After determining the appropriate enterprise value, we allocate the enterprise value to investments in order of the legal priority of the various components of the portfolio company's capital structure. In applying the Waterfall valuation method, we assume the loans are paid off at the principal amount in a change in control transaction and are not assumed by the buyer, which we believe is consistent with our past transaction history and standard industry practices.

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

With respect to investments for which market quotations are not readily available, our board of directors will undertake a multi-step valuation process, as described below:

•	Our valuation process begins with each portfolio company or investment being initially valued by investment professionals of our Advisers responsible for credit monitoring.

•	Preliminary valuation conclusions are then documented and discussed with our senior management and our Advisers.

•	The board of directors reviews these preliminary valuations.

•	For our LMM portfolio companies and certain Private Loan portfolio companies, we have valuations reviewed by an independent valuation firm on a periodic basis.

•	The board of directors discusses valuations and determines the fair value of each investment in our portfolio in good faith.

Pursuant to our internal valuation process and the requirements under the 1940 Act, we perform valuation procedures on our investments in each LMM portfolio company and certain Private Loan companies (the "Internally Valued Investments") once a quarter. Among other things, we generally consult with a nationally recognized independent valuation firm on the Internally Valued Investments at least once in every calendar year, and for our new Internally Valued Investments, at least once in the twelve-month period subsequent to the initial investment. In certain instances, we may determine that it is not cost-effective, and as a result is not in our stockholders’ best interest, to consult with the nationally recognized independent valuation firm on our investments in one or more Internally Valued Investments. Such instances include situations where the fair value of our investment is determined to be insignificant relative to the total investment portfolio. For the year ended December 31, 2015, we consulted with our independent valuation firm in arriving at our determination of fair value on our investments in a total of 11 LMM portfolio companies and seven Private Loan portfolio companies, representing approximately 60.9% of the total LMM portfolio and 27.8% of the total Private Loan portfolio at fair value as of December 31, 2015. For the year ended December 31, 2014, we consulted with our independent valuation firm in arriving at our determination of fair value on our investments in a total of two LMM portfolio companies and zero Private Loan portfolio companies, representing approximately 8.2% of the total LMM portfolio and 0.0% of the total Private Loan portfolio at fair value as of December 31, 2014.

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

Investment Income

Interest income is recorded on the accrual basis to the extent amounts are expected to be collected. Prepayment penalties received by us are recorded as income upon receipt. Accrued interest is evaluated for collectability. When a debt security becomes 90 days or more past due and we do not expect the debtor to be able to service all of its debt or other obligations, the debt security will generally be placed on non-accrual status, and we will cease recognizing interest income on that debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. Additionally, if a debt security has deferred interest payment terms and we become aware of a deterioration in the credit quality, we will evaluate the collectability of the deferred interest payment. If it is determined that the deferred interest is unlikely to be collected, we will place the security on non-accrual status and cease recognizing interest income on that debt security until the borrower has demonstrated the ability and intent to pay the contractual amounts due. If a debt security’s status significantly improves with respect to the debtor’s ability to service the debt or other obligations, or if a debt security is fully impaired, sold or written off, it will be removed from non-accrual status.

As of December 31, 2015, we had two debt investments in one portfolio company that were more than 90 days past due, and as of December 31, 2015, we had three debt investments in two portfolio companies that were on non-accrual status. These portfolio companies experienced a significant decline in credit quality raising doubt around our ability to collect the principal and interest contractually due. Given the credit deterioration of these portfolio companies, no interest income has been recognized on two of the three non-accrual debt investments during the year ended December 31, 2015. For the other non-accrual debt investment, an allowance of $196,000 was booked for the interest income recognized during the three months ended December 31, 2015 though no allowance was booked for the interest income recognized during the nine months ended September 30, 2015 due to receipt of the related interest payments. Aside from these three investments on non-accrual status as of December 31, 2015, we are not aware of any material changes to the creditworthiness of the borrowers underlying its debt investments.

As of December 31, 2014, we had no debt investments that were more than 90 days past due. As of December 31, 2014, we had two debt investments in one portfolio company that were on non-accrual status. Given the credit deterioration, no interest income has been recognized on these debt investments during the year ended December 31, 2014. Aside from these two debt investments on non-accrual status as of December 31, 2014, we are not aware of any material changes to the creditworthiness of the borrowers underlying its debt investments.

From time to time, we may hold debt instruments in our investment portfolio that contain a PIK interest provision. If these borrowers elect to pay or are obligated to pay interest under the optional PIK provision, and if deemed collectible in our judgment, then the interest would be computed at the contractual rate specified in the investment’s credit agreement, recorded as interest and periodically added to the principal balance of the investment. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. We stop accruing PIK interest and write off any accrued and uncollected interest in arrears when it determines that such PIK interest in arrears is no longer collectible.

As of December 31, 2015 and 2014 we held seven and four investments, respectively, which contained a PIK provision. As discussed above, two of the seven investments with PIK provisions, as of December 31, 2015 and December 31, 2014, were on non-accrual status, and no PIK interest was recorded on these investments during the years ended December 31, 2015 and December 31, 2014. For the years ended December 31, 2015, 2014 and 2013, we capitalized $1.2 million, $274,000 and $80,000, respectively, of PIK interest. We stop accruing PIK interest and write off any accrued and uncollected interest in arrears when we determine that such PIK interest in arrears is no longer collectible.

We may periodically provide services, including structuring and advisory services, to our portfolio companies or other third parties. The income from such services is non-recurring. For services that are separately identifiable and evidence exists to substantiate fair value, income is recognized as earned, which is generally when the investment or other applicable transaction closes. Fees received in connection with debt financing transactions for services that do not meet these criteria are treated as debt origination fees and are deferred and accreted into interest income over the life of the financing.

A presentation of the investment income we received from our investment portfolio in each of the periods presented (dollars in thousands) is as follows:

	Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013
Interest, Fee and Dividend Income
Interest Income	$63,864	$18,885	$2,758
Fee Income	1,072	328	—
Dividend Income	453	—	—
Total Interest, Fee and Dividend Income	$65,389	$19,213	$2,758

Unearned Income – Original Issue Discount / Premium to Par Value

We purchased some of our debt investments for an amount different than their respective principal values. For purchases at less than par value a discount is recorded at acquisition, which is accreted into interest income based on the effective interest method over the life of the debt investment. For investments purchased at greater than par value, a premium is recorded at acquisition, which is amortized as a reduction to interest income based on the effective interest method over the life of the investment. Upon repayment or sale, any unamortized discount or premium is also recognized into interest income. For the years ended December 31, 2015, 2014 and 2013, we accreted approximately a net $4.4 million, $1.1 million and $194,000 respectively, into interest income.

Organizational and Offering Costs

In accordance with the Investment Advisory Agreement and the Sub-Advisory Agreement, we will reimburse the Advisers for any organizational expenses and costs related to the Offering that are paid on our behalf, which consist of expenses of our organization, actual legal, accounting, bona fide out-of-pocket itemized and detailed due diligence costs, printing, filing fees, transfer agent costs, postage, escrow fees, data processing fees, advertising and sales literature and other Offering-related costs. Pursuant to the terms of the Investment Advisory Agreement and Sub-Advisory Agreement, the Advisers are responsible for the payment of Offering costs to the extent they exceed 1.5% of the aggregate gross proceeds from the Offering.

As of December 31, 2015 and December 31, 2014, the Adviser and Sub-Adviser incurred approximately $10.1 million and $6.8 million, respectively, of costs related to the stock offering on the Company’s behalf since inception. At the time of the execution of the Investment Advisory Agreement and Sub-Advisory Agreement, on May 31, 2012, it was expected that aggregate gross proceeds from the Initial Offering would be in an amount that would require us to reimburse the Advisers for these costs, therefore we recorded a due to affiliates liability and capitalized the deferred offering costs. As of December 31, 2015, the balance of the due to affiliate liability related to organizational and offering costs was $1.1 million. On a regular basis, management reviews capital raise projections to evaluate the likelihood of the capital raise reaching a level that would require us to reimburse the Adviser for the offering costs incurred on the Company's behalf. Based on the $10.1 million of stock offering costs incurred by the Adviser through December 31, 2015, we would have to raise approximately $675.0 million to be obligated to reimburse the Adviser for all of these costs. Commencing with our initial closing under our Initial Offering, which occurred on September 17, 2012, and continuing with every closing thereafter, 1.5% of the proceeds of such closings will be amortized as a charge to additional paid in capital and a reduction of deferred stock offering costs, until such asset is fully amortized. From inception through December 31, 2015, approximately $9.0 million has been amortized. We expect to reimburse the Advisers for such costs incurred on our behalf on a monthly basis up to a maximum aggregate amount of 1.5% of the gross stock offering proceeds. Pursuant to the terms of the Investment Advisory Agreement and Sub-Advisory Agreement, the Adviser and Sub-Adviser will be responsible for the payment of organizational and stock offering expenses to the extent they exceed 1.5% of gross stock offering proceeds.

Income Taxes

We have elected to be treated for U.S. federal income tax purposes as a RIC. As a RIC, we generally will not pay corporate-level U.S. federal income taxes on net ordinary income or capital gains that we timely distribute to our stockholders each taxable year from taxable earnings and profits. To qualify as a RIC in any taxable year, we must, among other things, satisfy certain source-of-income and asset diversification requirements. In addition, in order to obtain RIC tax treatment, we must distribute dividends to our stockholders, in respect of each taxable year, of an amount generally at least equal to 90% of our “investment company taxable income,” which is generally our taxable net investment income plus the excess, if any, of realized net short-term capital gain over realized net long-term capital loss, determined without regard to any deduction for dividends paid (the "Annual Distribution Requirement"). As a part of maintaining our RIC tax status, undistributed taxable income (subject to a 4% excise tax) pertaining to a given taxable year may be distributed up to 12 months subsequent to the end of that taxable year, provided such distributions are declared prior to earlier of eight-and-one-half months after the close of that taxable year in which such taxable income was generated or the filing of the federal income tax return for the taxable year in which such taxable income was generated. In order to avoid this excise tax, we need to distribute in a timely manner in respect of a calendar year an amount at least equal to the sum of (1) 98% of our ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gain net income (adjusted for certain ordinary losses) for the one-year period ending October 31 in that calendar year (or, if we so elect, for the calendar year) and (3) any net ordinary income and capital gain net income for preceding years that was not distributed with respect to such years and on which the Company paid no U.S. federal income tax (the “ Excise Tax Avoidance Requirement").

We have formed a wholly owned subsidiary, HMS Equity Holding, which has elected to be a Taxable Subsidiary. HMS Equity Holding primarily holds equity investments in portfolio companies which are “pass through” entities for tax purposes. It is consolidated for U.S. GAAP reporting purposes, and its portfolio investments are included in our consolidated financial statements as portfolio investments recorded at fair value. HMS Equity Holding is not consolidated with us for income tax purposes and may incur or generate income tax expense or benefit, and the related tax assets and liabilities, as a result of its ownership of certain portfolio investments. This income tax expense or benefit, if any, and the related tax assets and liabilities, are reflected in our consolidated financial statements.

HMS Equity Holding uses the liability method in accounting for income taxes. Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, using statutory tax rates in effect for the year in which the temporary differences are expected to reverse. A valuation allowance is provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses.

Uncertainty in Income Taxes

We evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is "more likely than not" to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the consolidated statements of operations.

PORTFOLIO INVESTMENT COMPOSITION

Our Middle Market portfolio investments primarily consist of direct or secondary purchases of interest-bearing debt securities in companies that are generally larger in size than the LMM companies included in our LMM portfolio. While our Middle Market debt investments are generally secured by a first priority lien, 19.9% of the fair value of our Middle Market portfolio is secured by second priority liens.

Our current LMM portfolio consists of debt investments secured by first and second priority liens (67.7% and 4.0% of the total fair value of the LMM portfolio, respectively) on the assets of the portfolio companies and on equity investments (28.3% of the total fair value of the LMM portfolio) in privately held LMM companies as of December 31, 2015. The LMM debt investments generally mature between five and seven years from the original investment date. The LMM equity investments represent an equity position or the right to acquire an equity position through warrants.

Our Private Loan portfolio primarily consists of debt investments secured by first and second priority liens (92.1% and 7.4% of the total fair value of the Private Loan portfolio, respectively) on the assets of 19 Private Loan companies and equity investments (0.5% of the total fair value of the Private Loan portfolio) in three Private Loan companies as of December 31, 2015. The Private Loan debt investments typically have stated terms between three and seven years from the original investment date. The Private Loan equity investments represent an equity position or the right to acquire an equity position through warrants.

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

During the year ended December 31, 2015, we funded investment purchases of approximately $631.1 million and had five investments under contract to purchase as of December 31, 2015, for approximately $11.7 million, which settled or are scheduled to settle after December 31, 2015. We also received proceeds from sales and repayments of existing portfolio investments of approximately $176.1 million including $45.7 million in sales. Additionally, we had one investment under contract to sell as of December 31, 2015, for approximately $2.0 million, which represented the contract sales price. The combined result of which increased our portfolio, on a cost basis, by approximately $417.1 million, or 85.5%, and the number of portfolio investments by 38, or 34.9%, compared to the portfolio as of December 31, 2014. As of December 31, 2015, the largest investment in an individual portfolio company represented approximately 2.3% of our portfolio’s fair value with the remaining investments in an individual portfolio company ranging from 0.03% to 1.8%. The average single investment in our portfolio is approximately $5.8 million or 0.7% of the total portfolio. As a result of these transactions, our portfolio has become increasingly broadened across individual portfolio investments, geographic regions, and industries. Further, our total portfolio's investment composition (excluding our Other Portfolio investments) at fair value is comprised of 80.3% first lien debt securities, 16.7% second lien debt securities, with the remainder in unsecured debt investments and equity investments. First lien debt securities have priority over subordinated debt owed by the issuer with respect to the collateral pledged as security for the loan. Due to the relative priority of payment of first lien investments, these generally have lower yields than lower priority, less secured investments.

During the year ended December 31, 2014, we made investment purchases of approximately $477.5 million and had eleven investments under contract to purchase as of December 31, 2014 for approximately $50.5 million, which settled or are schedule to settle after December 31, 2014. We also received proceeds from sales and repayments of existing portfolio investments of approximately $96.3 million including $58.9 million in sales. Additionally, we had three investments under contract to sell as of December 31, 2014, for approximately $3.0 million, which represented the contract sales price. The combined result of which increased our portfolio, on a cost basis, by approximately $421.2 million, or 634.2%, and the number of portfolio investments by 43, or 65.0%, compared to the portfolio as of December 31, 2013. As of December 31, 2014, the largest investment in an individual portfolio company represented approximately 3.1% of our portfolio’s fair value with the remaining investments in an individual portfolio company ranging from 0.08% to 1.2%. The average single investment in our portfolio is approximately $4.3 million or 0.9% of the total portfolio. As a result of these transactions, our portfolio has become increasingly broadened across individual portfolio investments, geographic regions, and industries. Further, our total portfolio's investment composition (excluding our Other Portfolio investments) at fair value is comprised of 79.4% first lien debt securities, 18.0% second lien debt securities, with the remainder in unsecured debt investments and equity investments. First lien debt securities have priority over subordinated debt owed by the issuer with respect to the collateral pledged as security for the loan. Due to the relative priority of payment of first lien investments, these generally have lower yields than lower priority, less secured investments.

During the year ended December 31, 2013, we made investment purchases of approximately $57.9 million and had nine investments under contract to purchase as of December 31, 2013 for approximately $8.8 million, which settled after December 31, 2013. We also received proceeds from sales and repayments of existing portfolio investments of approximately $16.6 million including $7.7 million in sales and had no investments under contract to sell as of December 31, 2013.

See “— Portfolio Asset Quality” for further discussion of the investment rating system. The result of the aforementioned transactions further diversified our geographic and industry concentrations and based upon our investment rating system, which is described further below, the weighted average rating of our LMM was approximately 3.0 as of both December 31, 2015 and 2014. Lastly, the overall weighted average effective yield on our investment portfolio has increased from 8.1% at December 31, 2014 to 8.3% as of December 31, 2015.

As of December 31, 2014 and 2013, the weighted average rating of our LMM was approximately 3.0 and 1.5, respectively. Lastly, the overall weighted average effective yield on our investment portfolio increased from 7.5% at December 31, 2013 to 8.1% as of December 31, 2014. For a discussion of calculation of effective yield, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation — Overview."

Summaries of the composition of our total investment portfolio at cost and fair value are shown in the following tables (this information excludes Other Portfolio investments):

	December 31, 2015				December 31, 2014
Cost:	LMM	Private Loan	Middle Market	Total	LMM	Private Loan	Middle Market	Total
First Lien Secured Debt	69.4%	92.3%	79.9%	80.5%	67.9%	76.2%	80.8%	79.4%
Second Lien Secured Debt	4.1%	7.2%	19.7%	16.7%	2.9%	23.8%	18.6%	18.1%
Unsecured Debt	—%	—%	0.4%	0.3%	—%	—%	0.6%	0.5%
Equity	25.6%	0.1%	—%	2.4%	29.0%	—%	—%	2.0%
Equity Warrants	0.9%	0.4%	—%	0.1%	0.2%	—%	—%	—%
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	December 31, 2015				December 31, 2014
Fair Value:	LMM	Private Loan	Middle Market	Total	LMM	Private Loan	Middle Market	Total
First Lien Secured Debt	67.7%	92.1%	79.9%	80.3%	67.9%	74.9%	80.9%	79.4%
Second Lien Secured Debt	4.0%	7.4%	19.9%	16.7%	2.9%	25.1%	18.5%	18.0%
Unsecured Debt	—%	—%	0.2%	0.1%	—%	—%	0.6%	0.5%
Equity	27.4%	0.1%	—%	2.8%	29.0%	—%	—%	2.1%
Equity Warrants	0.9%	0.4%	—%	0.1%	0.2%	—%	—%	—%
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

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

	December 31, 2015
	Investments at Cost	Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Northeast	$178,900	20.0%	$171,284	20.3%
Southeast	188,237	21.1%	188,401	22.4%
West	140,576	15.7%	127,353	15.1%
Southwest	159,579	17.8%	135,473	16.1%
Midwest	168,769	18.9%	165,113	19.6%
Non-United States	57,971	6.5%	$54,837	6.5%
Total	$894,032	100.0%	$842,461	100.0%

	December 31, 2014
	Investments at Cost	Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Northeast	$128,556	26.5%	$127,734	27.0%
Southeast	116,737	24.0%	116,803	24.7%
West	77,402	15.9%	73,993	15.7%
Southwest	85,291	17.5%	77,183	16.3%
Midwest	57,270	11.8%	56,970	12.1%
Non-United States	20,773	4.3%	19,604	4.2%
Total	$486,029	100.0%	$472,287	100.0%

The following tables show our total investment portfolio composition of portfolio investments by industry at cost and fair value (since the Other Portfolio investment does not represent a single industry, this information excludes Other Portfolio investments ).

	Cost		Fair Value
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Hotels, Restaurants, and Leisure	10.7%	7.5%	11.2%	7.6%
Media	7.8%	9.4%	7.9%	9.2%
Commercial Services and Supplies	5.4%	2.3%	5.5%	2.3%
IT Services	5.4%	7.1%	5.5%	7.1%
Oil, Gas, and Consumable Fuels	4.9%	5.6%	3.1%	4.7%
Diversified Consumer Services	4.7%	4.5%	4.5%	4.6%
Health Care Providers and Services	4.7%	3.7%	4.7%	3.8%
Internet Software and Services	4.2%	2.9%	4.4%	3.0%
Specialty Retail	4.1%	2.5%	3.7%	2.4%
Auto Components	3.9%	3.8%	3.9%	3.9%
Energy Equipment and Services	3.4%	3.3%	2.8%	2.7%
Diversified Telecommunication Services	3.1%	1.4%	3.3%	1.4%
Food Products	3.1%	5.1%	3.2%	5.1%
Construction and Engineering	3.0%	3.5%	3.1%	3.7%
Electronic Equipment, Instruments & Components	2.8%	2.6%	2.8%	2.7%
Software	2.4%	3.7%	2.6%	3.8%
Health Care Equipment and Supplies	2.1%	1.4%	2.2%	1.4%
Leisure Equipment and Products	2.1%	1.6%	2.2%	1.6%
Pharmaceuticals	2.1%	2.1%	2.3%	2.2%
Diversified Financial Services	1.7%	—%	1.7%	—%
Internet and Catalog Retail	1.6%	1.5%	1.6%	1.5%
Machinery	1.6%	3.0%	1.8%	3.1%
Aerospace and Defense	1.5%	1.4%	1.6%	1.4%
Tobacco	1.3%	1.7%	1.3%	1.8%
Distributors	1.2%	1.6%	1.3%	1.6%
Textiles, Apparel, & Luxury Goods	1.1%	2.1%	1.0%	2.2%
Utilities	1.1%	—%	1.2%	—%
Professional Services	1.0%	1.2%	1.0%	1.2%
Marine	0.9%	1.6%	0.9%	1.7%
Metals and Mining	0.8%	1.6%	0.9%	1.6%
Capital Markets	0.8%	—%	0.9%	—%
Personal Products	0.8%	—%	0.9%	—%
Building Products	0.8%	—%	0.9%	—%
Insurance	0.7%	1.3%	0.7%	1.4%
Automobiles	0.6%	1.2%	0.6%	1.3%
Food & Staples Retailing	0.6%	—%	0.6%	—%
Communications Equipment	0.6%	—%	0.6%	—%
Consumer Finance	0.4%	0.5%	0.4%	0.5%
Air Freight & Logistics	0.3%	0.6%	0.5%	0.7%
Chemicals	0.3%	3.0%	0.3%	3.1%
Containers and Packaging	0.2%	0.5%	0.2%	0.5%
Airlines	0.2%	—%	0.2%	—%
Household Products	—%	1.6%	—%	1.6%
Healthcare Technology	—%	1.0%	—%	1.0%
Life Sciences Tools and Services	—%	0.3%	—%	0.3%
Electric Utilities	—%	0.3%	—%	0.3%
Total	100.0%	100.0%	100.0%	100.0%

PORTFOLIO ASSET QUALITY

As of December 31, 2015, we owned a broad portfolio of 147 investments in 119 companies representing a wide range of industries. We believe that this diversity adds to the structural protection of the portfolio, revenue sources, income, cash flows and dividends. The portfolio included the following:

▪
83 debt investments in 80 Middle Market portfolio companies with an aggregate fair value of approximately $645.9 million and a cost basis of approximately $696.7 million. The Middle Market portfolio had a weighted average annual effective yield of approximately 8.3%, and 79.9% of the investments were secured by first priority liens. Further, 86.2% of the Middle Market investments contain variable rates, though a majority of the investments with variable rates are subject to contractual minimum base interest rates between 100 and 150 basis points.

▪
20 debt investments in 19 Private Loan portfolio companies with an aggregate fair value of approximately $110.6 million and a cost basis of approximately $113.6 million. The Private Loan debt investments had a weighted average annual effective yield of approximately 8.5%, which is calculated assuming the investments on non-accrual status are non-yielding, and 92.5% of the Private Loan debt investments were secured by first priority liens. Further, 94.0% of the Private Loan debt investments contain variable rates, though a majority of the investments with variable rates are subject to contractual minimum base interest rates between 100 and 150 basis points.

▪
19 debt investments in 16 LMM portfolio companies with an aggregate fair value of approximately $61.3 million and a cost basis of approximately $61.2 million. The LMM debt investments had a weighted average annual effective yield of approximately 11.0% and 94.4% of the debt investments were secured by first priority liens. Further, 48.9% of the LMM debt investments are fixed rate investments with fixed interest rates between 7.0% to 13.0%. Six LMM debt investments, representing approximately 51.1% of the LMM debt investments, have variable interest rate subject to a contractual minimum base interest rate of 100 basis points.

▪
18 equity investments and seven equity warrant investments in 14 LMM portfolio companies, three Private Loan portfolio companies and three Other Portfolio companies with an aggregate fair value of $35.2 million and cost basis of approximately $33.2 million.

Overall, our investment portfolio had a weighted average effective yield of approximately 8.3%, and 79.3% of our total portfolio's investment composition (including our Other Portfolio investments) was secured by first-priority liens.

As of December 31, 2015, we had three investments in two portfolio companies that were on non-accrual status. One of the two portfolio companies on non-accrual status was in default due to failure to pay its outstanding principal balance of $3.4 million due upon the maturity of its two loans. The other portfolio company on non-accrual status was in default due to failure to pay its required quarterly interest payment and due to declaring bankruptcy in the fourth quarter of 2015. Our Advisers are currently working with the borrowers to maximize recovery of the amounts borrowed. As of December 31, 2015, these three investments on non-accrual status comprised approximately 0.4% of the total investment portfolio at fair value and 1.3% of the total investment portfolio at cost. As of December 31, 2014, we had two investments in one portfolio company that were on non-accrual status. These two investments on non-accrual status comprised approximately 0.4% of the total investment portfolio at fair value and 0.8% of the total investment portfolio at cost. None of our investments were in default as of December 31, 2014. For those investments in which S&P credit ratings are available, approximately 55.2% of the portfolio, the portfolio had a weighted average effective credit rating of B.

Additionally, during the year ended December 31, 2015, we converted a Private Loan debt investment in Relativity Media, LLC, into equity and warrants following a declaration of bankruptcy by the company. In conjunction with the conversion, we recognized a $5.5 million realized loss on the debt investment.

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

The following table shows the distribution of our LMM portfolio investments on the 1 to 5 investment rating scale at fair value as of December 31, 2015 and December 31, 2014 (dollars in thousands):

	December 31, 2015		December 31, 2014
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
1	$—	—%	$—	—%
2	9,093	10.6%	750	2.2%
3	70,653	82.7%	31,996	95.2%
4	5,714	6.7%	870	2.6%
5	—	—	—	—%
Totals	$85,460	100.0%	$33,616	100.0%

Based upon the investment rating system, the weighted average rating of our LMM portfolio at fair value was approximately 3.0 as of both December 31, 2015 and December 31, 2014.

DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS COMPARISONS FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Total Investment Income, Expenses, Net Assets

For the years ended December 31, 2015 and 2014, our total investment income was approximately $65.4 million and $19.2 million, respectively, consisting predominately of interest income. As of December 31, 2015 the portfolio had a weighted average annual effective yield on investments of approximately 8.3% compared to 8.1% as of December 31, 2014, and our average investment portfolio for the year ended December 31, 2015 was $723.5 million compared to $258.9 million for the year ended December 31, 2014. Additionally, during the years ended December 31, 2015 and 2014, we accreted approximately $4.4 million and $1.1 million, respectively, of unearned income into interest income. The increase in interest income was primarily due to the growth in our total portfolio resulting from the investment of additional equity capital raised and borrowings under the Credit Facilities. We believe further increases in investment income in future periods may arise due to (i) a growing base of portfolio company investments, and (ii) investments being held for the entire period relative to incremental net investment activity during each quarter. The increase in yield is largely due to the additional investments in LMM and Private Loan companies during the year, which are higher yielding than the Middle Market investments.

For the year ended December 31, 2015, expenses, net of base management fee, incentive fee and administrative services expenses waivers and Expense Support Payment, were approximately $28.9 million as compared to expenses of approximately $8.0 million for the year ended December 31, 2014. The increase in expenses was primarily due to an increase in management fees (net of fee waivers) of $11.8 million and an increase in interest expense of $7.8 million. Management fees increased primarily due to an increase in our average gross assets. Interest expense increased due to an increase in the average borrowings during the period. Average borrowings were $305.0 million for the year ended December 31, 2015 compared to $89.8 million for the year ended December 31, 2014. Additionally, interest expense was higher for the year ended December 31, 2015, due to the increase in amortization of deferred financing costs as a result of costs paid in connection with our Credit Facilities. As of December 31, 2015 and December 31, 2014, the annualized interest rate on borrowings was approximately 3%.

For the year ended December 31, 2015, the base management and incentive fees, net of fee waivers, were approximately $15.5 million compared to a net fee of $3.8 million for the year ended December 31, 2014. Our Adviser waived its base management fees in 2014 in an amount necessary for distributions declared to not represent a return of capital for U.S. federal income tax purposes. No such waiver was necessary for the year ended December 31, 2015. Additionally, our Adviser and Sub-Adviser waived the subordinated incentive fee on income for the period October 1, 2014 to December 31, 2014, totaling approximately $451,000 and for the period January 1, 2015 to December 31, 2015, totaling approximately $2.6 million.

For the year ended December 31, 2015, the net decrease in net assets resulting from operations was approximately $7.0 million. The decrease was attributable to unrealized depreciation on investments of approximately $38.0 million and realized losses of approximately $5.5 million, offset by net investment income of approximately $36.5 million. The unrealized depreciation on investments in our portfolio was primarily driven by the impact of broad price declines in the high yield bond and leveraged loan markets and the effect of declining oil prices on our investments in companies in the oil and gas sector. The realized losses were primarily driven by the Private Loan debt investment in Relativity Media, LLC that was converted into equity and warrants following a declaration of bankruptcy by the company. In conjunction with the conversion, we recognized a $5.5 million realized loss on the debt investment.

For the year ended December 31, 2014, the net decrease in net assets resulting from operations was approximately $3.0 million. The decrease was primarily attributable to unrealized depreciation on investments of approximately $14.2 million, offset by net investment income of approximately $11.2 million. The unrealized depreciation on investments in our portfolio was primarily driven by the decline in the fair value of two investments, in one portfolio company, which went into default after December 31, 2014, and the impact of broad price declines in the high yield bond and leveraged loan markets and the effect of declining oil prices on our investments in companies in the oil and gas sector.

RESULTS COMPARISONS FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Total Investment Income, Expenses, Net Assets

For the years ended December 31, 2014 and 2013, our total investment income was approximately $19.2 million and $2.8 million, respectively, consisting predominately of interest income. As of December 31, 2014, the portfolio had a weighted average annual effective yield on investments of approximately 8.1% compared to 7.5% as of December 31, 2013, and our average investment portfolio for the year ended December 31, 2014 was $258.9 million compared to $33.7 million for the year ended December 31, 2013. Additionally, during the years ended December 31, 2014 and 2013, we accreted approximately $1.1 million and $194,000, respectively, of unearned income into interest income. The increase in interest income is primarily due to the growth in our total portfolio resulting from the investment of additional equity capital raised and borrowings under our Credit Facilities. The increase in yield is largely due to the additional investments in LMM and Private Loan companies during the year, which are higher yielding than the Middle Market investments.

For the year ended December 31, 2014, expenses, net of base management fee, incentive fee and administrative services expenses waivers and Expense Support Payment, were approximately $8.0 million as compared to expenses of approximately $1.1 million for the year ended December 31, 2013. The increase in expenses is primarily due to increases in management fees (net of fee waivers) of $3.8 million, interest expense of $2.9 million, professional fees expense of $117,000, and other general and administrative expense of $355,000. Interest expense increased due to an increase in the average borrowings during the period. Average borrowings were $89.8 million for the year ended December 31, 2014 compared to $9.7 million for the year ended December 31, 2013. As of December 31, 2014 and December 31, 2013, the interest rate on borrowings was approximately 3%. Professional fees increased due to additional legal costs related to the share repurchase program and the application for exemptive relief. Other general and administrative expenses increased due to additional banking costs, trade costs and other costs associated with the increase in the overall portfolio size. During the year ended December 31, 2014, we entered into the 2014 Expense Reimbursement Agreement, in which the Adviser agreed to pay us an amount necessary to achieve the Operating Expense Objective. Pursuant to this agreement, the Adviser made a payment to us during year ended December 31, 2014 for $328,000, reducing our expenses, compared to an Expense Support Payment of $153,000 made to us during the year ended December 31, 2013.

For the year ended December 31, 2014, the base management and incentive fees, net of fee waivers, were approximately $3.8 million compared to a net fee of zero for the year ended December 31, 2013. During the year ended December 31, 2013, all management and incentive fees were waived. Beginning January 1, 2014, our Sub-Adviser no longer waived its fees, except the subordinated incentive fee on income for the period October 1, 2014 to December 31, 2014, totaling approximately $226,000, which the Sub-Adviser agreed to waive. The Adviser waived its fees in 2014 in an amount necessary for distributions declared to not represent a return of capital for federal tax purposes.

For the year ended December 31, 2014, the net decrease in net assets resulting from operations was approximately $3.0 million. The decrease was attributable to unrealized depreciation on investments of approximately $14.2 million, offset by net investment income of approximately $11.2 million. The unrealized depreciation on investments in our portfolio was primarily driven by the decline in the fair value of two investments, in one portfolio company, which went into default after December 31, 2014, and the recent impact of broad price declines in the high yield bond and leveraged loan markets and the effect of declining oil prices on our investments in companies in the oil and gas sector. While these macroeconomic events have impacted our investment valuations, management believes that these valuation declines are generally not indicative of a decline in credit quality.

For the year ended December 31, 2013, the net increase in net assets was approximately $2.2 million. The increase was primarily attributable to net investment income of approximately $1.7 million and unrealized appreciation on investments of approximately $421,000.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Overview

As of December 31, 2015, we had $24.0 million in cash, which we held in various custodial accounts. In addition, as of December 31, 2015, we had $105.0 million in capacity available under our Credit Facilities. To seek to enhance our returns, we intend to continue to employ leverage as market conditions permit and at the discretion of our Adviser, but in no event will leverage employed exceed 50% of the value of our assets, as required by the 1940 Act. See "— Financing Arrangements."

As of December 31, 2015, we had 14 senior secured loan investments and three equity investments with aggregate unfunded commitments of $34.1 million. We maintain sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise.

We currently generate cash primarily from the net proceeds of our Offering and the issuance of shares under our distribution reinvestment plan and from cash flows from fees, interest earned from our investments as well as principal repayments and proceeds from sales of our investments.

Prior to investing in securities of portfolio companies, we invest the net proceeds from our Offering, from the issuance of shares of common stock under our distribution reinvestment plan and from sales and paydowns of existing investments primarily in cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt instruments maturing in one year or less from the time of investment, consistent with our BDC election and our election to be taxed as a RIC.

Cash Flows

For the year ended December 31, 2015, we experienced a net increase in cash and cash equivalents of approximately $4.1 million. During that period, approximately $425.4 million of cash was used in our operating activities, which principally consisted of the purchase of new portfolio investments of $631.1 million and a net decrease in net assets resulting from operations of approximately $7.0 million, and offset by the repayment of portfolio debt investments of $176.1 million. During the year ended December 31, 2015, approximately $429.5 million was generated from financing activities, which principally consisted of a net $197.1 million increase in borrowings under the Credit Facilities and $254.2 million in net offering proceeds received, and offset by $15.3 million in cash distributions paid to stockholders and $3.5 million paid for financing costs related to the Credit Facilities entered into during the year ended December 31, 2015.

For the year ended December 31, 2014, we experienced a net increase in cash and cash equivalents of approximately $13.5 million. During that period, approximately $365.3 million of cash was used in our operating activities, which principally consisted of the purchase of new portfolio investments of $477.5 million and a net decrease in net assets resulting from operations of approximately $3.0 million, and offset by the repayment of portfolio debt investments of $96.3 million. During the year ended December 31, 2014, approximately $378.8 million was generated from financing activities, which principally consisted of a net $168.9 million increase in borrowings under the Credit Facilities and $217.9 million in net offering proceeds received, and offset by $5.1 million in cash distributions paid to stockholders and $2.7 million paid for financing costs related to the Credit Facilities entered into during the year ended December 31, 2014.

For the year ended December 31, 2013, we experienced a net increase in cash and cash equivalents of approximately $4.5 million. During that period, approximately $36.5 million of cash was used in our operating activities, which principally consisted of the purchase of new portfolio debt investments of $57.9 million, and offset by a net increase in net assets resulting from operations of approximately $2.2 million and the repayment of portfolio debt investments of $16.6 million. During the year ended December 31, 2013, approximately $41.0 million was generated from in financing activities, which principally consisted of a net $7.0 million increase in borrowings under the Credit Facility and $35.3 million in net offering proceeds received, and offset by $1.2 million in cash distributions paid to stockholders.

Initial Offering

During the year ended December 31, 2015, we raised proceeds of $306.0 million from the Initial Offering, including proceeds from the distribution reinvestment plan, and made payments of $25.7 million for selling commissions and Dealer Manager fees. We also incurred an obligation for $4.6 million of Initial Offering costs.

During the year ended December 31, 2014, we raised proceeds of $253.1 million from the Initial Offering, including proceeds from the distribution reinvestment plan, and made payments of $23.0 million for selling commissions and Dealer Manager fees. We also incurred an obligation for $3.8 million of Initial Offering costs.

During the year ended December 31, 2013, we raised proceeds of $40.7 million from the Initial Offering, including proceeds from the distribution reinvestment plan, and made payments of $3.7 million for selling commissions and Dealer Manager fees. We also incurred an obligation for $610,000 of Initial Offering costs.

Continuous Public Offering and Distribution Reinvestment Plan

We are engaged in a continuous public offering of our common stock. We accept subscriptions on a continuous basis and issue shares at weekly closings at prices that, after deducting selling commissions and Dealer Manager fees, must be above our NAV per share. During the year ended December 31, 2015, we issued 31,775,264 shares of common stock for gross proceeds of $306.0 million at an average price per share of $9.63. The gross proceeds received during the year ended December 31, 2015 include reinvested distributions of $16.9 million for which we issued 1,918,998 shares of common stock. During the year ended December 31, 2015, we also incurred offering costs of $4.6 million related to the Offering, which consisted primarily of marketing expenses and legal, due diligence and printing fees. The offering costs were offset against capital in excess of par value on our consolidated financial statements. The selling commissions and Dealer Manager fees related to the sale of our common stock were $25.7 million for the year ended December 31, 2015.

Since commencing our Initial Offering and through March 4, 2016, we have issued 64,084,664 shares of common stock for gross proceeds of $612.0 million.

Distributions

The following table reflects the cash distributions per share that the Company declared on its common stock during the years ended December 31, 2015, 2014, and 2013 (dollars in thousands except per share amounts).

	Distributions
For the Period Ended	Per Share	Amount
2015
Three months ended December 31, 2015	$0.18	$10,564
Three months ended September 30, 2015	$0.17	$9,373
Three months ended June 30, 2015	$0.18	$7,998
Three months ended March 31, 2015	$0.17	$6,260
2014
Three months ended December 31, 2014	$0.18	$4,658
Three months ended September 30, 2014	$0.17	$3,234
Three months ended June 30, 2014	$0.18	$2,049
Three months ended March 31, 2014	$0.17	$1,276
2013
Three months ended December 31, 2013	$0.18	$743
Three months ended September 30, 2013	$0.17	$513
Three months ended June 30, 2013	$0.18	$356
Three months ended March 31, 2013	$0.17	$243

On December 17, 2015, with the authorization of the Company’s board of directors, the Company declared distributions to its stockholders for the period of January 2016 through March 2016. These distributions have been, or will be, calculated based on stockholders of record each day from January 1, 2016 through March 31, 2016 in an amount equal to $0.00191781 per share, per day. Distributions are paid on the first business day following the completion of each month to which they relate.

Specific tax characteristics of all distributions are reported to stockholders shortly after the close of each calendar year on Form 1099-DIV. For the years ended December 31, 2015, 2014 and 2013, respectively, approximately 99.7%, 99.5% and 96.3% of the distributions paid were taxable to the investor as ordinary income and approximately 0.3%, 0.5% and 3.7% were treated capital gain distributions for federal income tax purposes.

We have adopted an “opt in” distribution reinvestment plan for our stockholders. As a result, if we make a distribution, our stockholders will receive distributions in cash unless they specifically “opt in” to the distribution reinvestment plan so as to have their cash distributions reinvested in additional shares of our common stock.

We may fund our cash distributions from any sources of funds legally available, including proceeds of the Offering, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and fee waivers from our Advisers. We have not established any limit on the extent to which we may use borrowings or proceeds from the Offering to fund distributions. Our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from the Offering. As a result, a portion of the distributions we make may represent a return of capital for U.S. federal income tax purposes.

The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of our board of directors.

In order to satisfy the Code's requirements applicable to maintaining our ability to be subject to tax as a RIC, we must distribute to our stockholders substantially all of our taxable income each taxable year. However, we may elect to spill over certain excess undistributed taxable income from one taxable year into the next taxable year, which would require us to pay a 4% non-deductible excise tax on such excess undistributed taxable income. In order to avoid excise tax, we need to satisfy the Excise Tax Avoidance Requirement. In 2013, we estimated that approximately $7,000, or $0.001 per share, of our taxable income for the 2013 taxable year was distributed during the 2014 taxable year, prior to the filing of our federal income tax return for our 2013 taxable year. None of this taxable income was subject to the 4% nondeductible excise tax as we made sufficient distributions to eliminate an excise tax liability for the 2013 taxable year. In 2014, approximately $59,000, or $0.0019 per share of our taxable income for the 2014 taxable year was distributed during the 2015 taxable year, prior to the filing of our federal income tax return for our 2014 taxable year, and no portion of this amount was subject to the 4% nondeductible excise tax. In 2015, we estimate approximately $3.8 million, or $0.0615 per share, of our taxable income for the 2015 taxable year will be distributed during the 2016 taxable year, prior to the filing of our federal income tax return for our 2015 taxable year. As such, we anticipate that we will be subject to a taxable year 2015 liability for the 4% nondeductible excise tax of approximately $108,000.

Financing Arrangements

We anticipate that we will continue to borrow funds to make investments, including before we have fully invested the proceeds of our Offering, to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our board of directors determines that leveraging our portfolio would be in our best interests and the best interests of our shareholders.

On March 11, 2014, we entered into the Capital One Credit Facility, a $70 million senior secured revolving credit facility with Capital One, as administrative agent, and with the Lenders. The Capital One Credit Facility has subsequently been amended on multiple occasions, most recently on May 29, 2015, increasing the revolver commitments to $125 million, with an accordion provision allowing borrowing capacity to increase up to $150 million. Borrowings under the Capital One Credit Facility bear interest, subject to the Company’s election, on a per annum basis equal to (i) the adjusted LIBOR rate plus 2.75% or (ii) the base rate plus 1.75%. The base rate is defined as the higher of (a) the prime rate or (b) the Federal Funds Rate (as defined in the credit agreement) plus 0.5%. The adjusted LIBOR rate is defined in the credit agreement for the Capital One Credit Facility as the one-month LIBOR rate plus such amount as adjusted for statutory reserve requirements for Eurocurrency liabilities. As of December 31, 2015, the one-month LIBOR was 0.43%. We pay an annual unused commitment fee of 0.25% on the unused revolver commitments if more than 50% of the revolver commitments are being used and an annual unused commitment fee of 0.375% on the unused revolver commitments if less than 50% of the revolver commitments are being used. The Capital One Credit Facility has a three-year term, maturing March 11, 2017, with two, one-year extension options, subject to approval of the Lenders.

The Capital One Credit Facility, as amended, permits the creation of certain Structured Subsidiaries, which are not guarantors under the Capital One Credit Facility and which are permitted to incur debt outside of the Capital One Credit Facility. Borrowings under the Capital One Credit Facility are secured by all of our assets, other than the assets of the Structured Subsidiaries, as well as all of the assets, and a pledge of equity ownership interests, of any future subsidiaries of the Company (other than Structured Subsidiaries), which would be joined as guarantors. The credit agreement for the Capital One Credit Facility contains affirmative and negative covenants usual and customary for credit facilities of this nature, including: (i) maintaining an interest coverage ratio of at least 2.0 to 1.0; (ii) maintaining an asset coverage ratio of at least 2.25 to 1.0; and (iii) maintaining a minimum consolidated tangible net worth, excluding the Structured Subsidiaries, of at least $50 million. Further, the Capital One Credit Facility contains limitations on incurrence of other indebtedness (other than by the Structured Subsidiaries), limitations on industry concentration, and an anti-hoarding provision to protect the collateral under the Capital One Credit Facility. Additionally, we must provide information to Capital One on a regular basis, preserve our corporate existence, comply with applicable laws, including the 1940 Act, pay obligations when they become due, and invest the proceeds of the sales of common stock in accordance with our investment objectives and strategies (as set forth in the Capital One Credit Facility). Further, the credit agreement contains usual and customary default provisions including: (i) a default in the payment of interest and principal; (ii) insolvency or bankruptcy of the Company; (iii) a material adverse change in our business; or (iv) breach of any covenant, representation or warranty in the loan agreement or other credit documents and failure to cure such breach within defined periods. Additionally, the Capital One Credit Facility requires us to obtain written approval from the administrative agent prior to entering into any material amendment, waiver or other modification of any provision of the Investment Advisory Agreement. As of December 31, 2015, we were not aware of any instances of noncompliance with covenants related to the Capital One Credit Facility.

On June 2, 2014, HMS Funding entered into the Deutsche Bank Credit Facility, a credit agreement among HMS Funding, as borrower, the Company, as equityholder and as servicer, Deutsche Bank, as administrative agent, the HMS Funding Lenders, and the Collateral Agent. The Deutsche Bank Credit Facility provided for an initial borrowing capacity of $50 million, subject to certain limitations, including limitations with respect to HMS Funding’s investments, as more fully described in the Deutsche Bank Credit Facility. The Deutsche Bank Credit Facility was amended and restated on May 18, 2015 and subsequently has been amended on multiple occasions, most recently on September 23, 2015, increasing the revolver commitments to $360 million. We contribute certain assets to HMS Funding from time to time, as permitted under our Capital One Credit Facility, as collateral to secure the Deutsche Bank Credit Facility.

Under the Deutsche Bank Credit Facility, interest is calculated as the sum of the index plus the applicable margin of 2.50%. If the Deutsche Bank Credit Facility is funded via an asset backed commercial paper conduit, the index will be the related commercial paper rate; otherwise, the index will be equal to one-month LIBOR. As of December 31, 2015, the one-month LIBOR was 0.43%. The Deutsche Bank Credit Facility provides for a revolving period until December 16, 2017, unless otherwise extended with the consent of the HMS Funding Lenders. The amortization period begins the day after the last day of the revolving period and ends on June 16, 2020, the maturity date. During the amortization period, the applicable margin will increase by 0.25%. During the revolving period, HMS Funding will pay a utilization fee equal to 2.50% of the undrawn amount of the required utilization, which is 75% of the loan commitment amount. HMS Funding will incur an undrawn fee equal to 0.40% of the difference between the aggregate commitments and the outstanding advances under the facility, provided that the undrawn fee relating to any utilization shortfall will not be payable to the extent that the utilization fee relating to such utilization shortfall is incurred. Additionally, per the terms of a fee letter executed on May 18, 2015, HMS Funding will pay Deutsche Bank an administrative agent fee of 0.25% of the aggregate revolver commitments.

HMS Funding’s obligations under the Deutsche Bank Credit Facility are secured by a first priority security interest in its assets, including all of the present and future property and assets of HMS Funding. The Deutsche Bank Credit Facility contains affirmative and negative covenants usual and customary for credit facilities of this nature, including maintaining a positive tangible net worth, limitations on industry concentration and complying with all applicable laws. The Deutsche Bank Credit Facility contains usual and customary default provisions including: (i) a default in the payment of interest and principal; (ii) insolvency or bankruptcy of the Company; (iii) the occurrence of a change of control; or (iv) any uncured breach of a covenant, representation or warranty in the Deutsche Bank Credit Facility. As of December 31, 2015, we are not aware of any instances of noncompliance with covenants related to the Deutsche Bank Credit Facility.

As of December 31, 2015, we had $105.0 million outstanding and $20.0 million available under our Capital One Credit Facility, and $275.0 million outstanding and $85.0 million available under the Deutsche Bank Credit Facility, both of which we estimated approximated fair value and subject to certain limitations and the asset coverage restrictions under the 1940 Act.

As a BDC, we generally are required to meet a coverage ratio of total assets to total senior securities, which include borrowings and any preferred stock we may issue in the future, of at least 200%. As of December 31, 2015 and December 31, 2014, our asset coverage ratio under BDC regulations was 219% and 242%, respectively, when including unfunded commitments as a senior security. This requirement limits the amount that we may borrow. As of December 31, 2015, due to these limitations, we had capacity under the Credit Facilities to borrow up to $105.0 million.

Although we have been able to secure access to potential additional liquidity, through proceeds from the Offering and also by entering into the Credit Facilities, there is no assurance that equity or debt capital will be available to us in the future on favorable terms, or at all.

 Related-Party Transactions and Agreements

We have entered into agreements with the Advisers and the Dealer Manager, whereby we pay certain fees and reimbursements to these entities. These include payments to the Dealer Manager for selling commissions and the Dealer Manager fee and payments to our Adviser for reimbursement of offering costs. In addition, we make payments for certain services that include the identification, execution, and management of our investments and also the management of our day-to-day operations provided to us by our Advisers, pursuant to various agreements that we have entered into. See Note 9 — Related Party Transactions and Arrangements to the financial statements included elsewhere in this Form 10-K for additional information regarding related party transactions.

Contractual Obligations

As of December 31, 2015, we had $380.0 million in borrowings outstanding under the Credit Facilities. Unless extended, our Capital One Credit Facility will expire March 11, 2017, and the Deutsche Bank Credit Facility will mature on June 16, 2020. Our Capital One Credit Facility has two, one-year extension options, with Lender approval that, if approved and exercised, would permit us to extend the maturity to March 11, 2019. See above for a description of the Credit Facilities.

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings at December 31, 2015 is as follows:

	Payments Due By Period (dollars in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Capital One Credit Facility (1)	$105,000	$—	$105,000	$—	$—
Deutsche Bank Credit Facility (2)	$275,000	$—	$—	$275,000	$—

(1)
At December 31, 2015, $20.0 million remained available under our Capital One Credit Facility; however, our borrowing ability is limited to the asset coverage ratio restrictions imposed by the 1940 Act, as discussed above.

(2)
At December 31, 2015, $85.0 million remained available under the Deutsche Bank Credit Facility; however, our borrowing ability is limited to the asset coverage ratio restrictions imposed by the 1940 Act, as discussed above.

Recently Issued Accounting Standards

In May 2014, FASB issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 supersedes the revenue recognition requirements under ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the ASC. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Under the new guidance, an entity is required to perform the following five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The new guidance will significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. Additionally, the guidance requires improved disclosures as to the nature, amount, timing and uncertainty of revenue that is recognized. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date which defers the effective date of ASU 2014-09 by one year for all entities under GAAP. The new guidance will be effective for the annual reporting period beginning after December 15, 2017, including interim periods within that reporting period. Early adoption would be permitted for annual reporting periods beginning after December 15, 2016. We are currently evaluating the impact the adoption of this new accounting standard will have on our consolidated financial statements and disclosures.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation: Amendments to the Consolidation Analysis which amends the consolidation requirements under ASC 810. This guidance amends the criteria for determining which entities are considered variable interest entities (“VIEs”) and amends the criteria for determining if a service provider possesses a variable interest in a VIE. ASU No. 2015-02 also eliminates the deferral under ASU 2010-10 for application of the VIE consolidation model that was granted for investments in certain investment companies. This guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015, and early adoption is permitted. We are currently evaluating the impact that ASU 2015-02 will have on our consolidated financial statements and disclosures.

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs which amends the required presentation of debt issuance costs on the balance sheet. The guidance will require that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the ASU No. 2015-03. For public business entities, the guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. In August 2015, the FASB issued ASU No. 2015-15, Interest—Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements which clarified ASU 2015-03. This guidance allows an entity to defer and present debt issuance costs for line-of-credit arrangements as an asset and subsequently amortize these deferred costs over the term of the line-of-credit arrangement. We expect to make the required changes to the debt presentation on the consolidated balance sheet as of the effective date of this new guidance.

In May 2015, the FASB issued ASU 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This ASU removes, from the fair value hierarchy, investments which measure fair value using NAV per share practical expedient. Instead, an entity is required to include those investments as a reconciling line item so that the total fair value amount of investments in the disclosure is consistent with the amount on the balance sheet. For public companies, this ASU is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendment should be applied retrospectively to all periods presented. We expect to make the required changes to the fair value hierarchy disclosure as of the effective date of this new guidance.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities which amends the guidance related to the classification and measurement of investments in equity securities. The guidance requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. The ASU will also amend the guidance related to the presentation of certain fair value changes for financial liabilities measured at fair value and certain disclosure requirements associated with the fair value of financial instruments. For public companies, this ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We are currently evaluating the impact that ASU 2016-01 will have on our consolidated financial statements and disclosures.

Off-Balance Sheet Arrangements

At December 31, 2015, we had a total of approximately $34.1 million in outstanding commitments comprised of (i) 14 commitments to fund revolving loans that had not been fully drawn or term loans that had not been funded and (ii) three capital commitments that had not been fully called. We recognized unrealized depreciation of $79,000 on the outstanding unfunded loan commitments and unrealized depreciation of $14,000 on the outstanding unfunded capital commitments during the year ended December 31, 2015. At December 31, 2014, we had a total of approximately $6.4 million in outstanding commitments comprised of (i) four commitments to fund revolving loans that had not been fully drawn or term loans that had not been funded and (ii) one capital commitment that had not been fully called. No unrealized appreciation (depreciation) was recognized on the outstanding unfunded loan commitments or the outstanding unfunded capital commitments during the year ended December 31, 2014.

	Commitments and Contingencies
	(dollars in thousands)
	December 31, 2015	December 31, 2014
Unfunded Loan Commitments
Arcus Hunting, LLC	$1,196	$—
AccuMed Corp.	875	—
Apex Linen Services, Inc.	1,003	—
BarFly Ventures, LLC	1,531	—
Buca C, LLC	1,780	—
Datacom, LLC	1,500	—
Guerdon Modular Holdings, Inc.	400	400
Hojeij Branded Foods, Inc.	2,143	—
HW Temps LLC	200	—
Jackmont Hospitality, Inc.	1,333	—
LaMi Products, LLC	1,521	—
Minute Key, Inc.	500	1,000
Mystic Logistics, Inc.	200	200
Parq Holdings, LP	—	1,274
Volusion, LLC	3,000	—
Unfunded Capital Commitments
Brightwood Capital Fund III, LP	1,250	3,500
EIG Traverse Co-Investment, LP	5,245	—
Freeport First Lien Loan Fund III, LP	10,423	—
Total	$34,100	$6,374

Recent Developments

From January 1, 2016 through March 4, 2016, we raised approximately $10.8 million in the Offering including proceeds from the distribution reinvestment plan of approximately $5.8 million. During this period, we funded approximately $65.3 million in investments and received proceeds from repayments and dispositions of approximately $26.1 million.

On January 19, 2016, February 3, 2016, and February 17, 2016, we decreased our public offering price per share to $8.80, $8.60, and $8.50, respectively, which was effective as of our weekly close on January 21, 2016, February 4, 2016, and February 18, 2016, respectively.

On February 9, 2016, the Company entered into a third amendment to the Deutsche Bank Credit Facility which increased the revolver commitments to $385 million.

On February 16, 2016, we filed a tender offer statement on Schedule TO with the SEC, to commence an offer by us to purchase, as approved by our board of directors, 1,220,952.85 shares of our issued and outstanding common stock, par value $0.001 per share. The offer is for cash at a purchase price equal to the NAV per share to be determined within 48 hours of the repurchase date.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, in particular changes in interest rates. Changes in interest rates may affect our interest income from portfolio investments, the fair value of our fixed income investments, and our cost of funding.

Our interest income will be affected by changes in various interest rates, including LIBOR and prime rates, to the extent any of our debt investments include floating interest rates. We generally invest in floating rate debt instruments, meaning that the interest rate payable on such instrument resets periodically based upon changes in a specified interest rate index, typically the one-month or three-month LIBOR. As of December 31, 2015, approximately 83.7% of our LMM, Private Loan, and Middle Market portfolio debt investments (based on cost) contained floating interest rates. As of December 31, 2015, the one-month and three-month LIBOR was approximately 0.43% and 0.61% respectively. However, many of our investments provide as well that the specified interest rate index on such instruments will never fall below a level, or floor, generally between 100 and 150 basis points, equal to 1.0% to 1.5%, regardless of the level of the specified index rate. Given that most floating rate debt investments have index floors at or above 100 basis points, a decline in interest rates is not expected to result in a change to interest income.

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

The following table shows the approximate annualized increase or decrease (dollars in thousands) in the components of net investment income due to hypothetical interest rate index changes, assuming no changes in our investments and borrowings as of December 31, 2015.

Change in interest rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 25 basis points	$(45)	$(950)	$905
Up 50 basis points	595	1,900	(1,305)
Up 100 basis points	3,882	3,800	82
Up 200 basis points	11,310	7,600	3,710
Up 300 basis points	18,746	11,400	7,346

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

If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. As of December 31, 2015, we had not entered into any interest rate hedging arrangements.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
HMS Income Fund, Inc.

We have audited the accompanying consolidated balance sheets of HMS Income Fund, Inc. (a Maryland corporation) and subsidiaries (the “Company”), including the schedule of investments, as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2015 and the financial highlights (see Note 5) for each of the four years in the period ended December 31, 2015 and the period from inception (November 22, 2011) to December 31, 2011. These financial statements and financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included verification by confirmation of securities as of December 31, 2015 and 2014, by correspondence with the portfolio companies and custodians, or by other appropriate auditing procedures where replies were not received. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of HMS Income Fund, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 and the financial highlights for each of the four years in the period ended December 31, 2015 and the period from inception (November 22, 2011) to December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Houston, Texas
March 11, 2016

PART I — FINANCIAL INFORMATION

HMS Income Fund, Inc.
Consolidated Balance Sheets
(dollars in thousands, except share and per share amounts)

	December 31, 2015	December 31, 2014
ASSETS
Portfolio investments at fair value:
Non-Control/Non-Affiliate investments (amortized cost: $866,499 and $465,663 as of December 31, 2015 and December 31, 2014, respectively)	$812,205	$451,917
Affiliate investments (amortized cost: $23,949 and $7,420 as of December 31, 2015 and December 31, 2014, respectively)	25,303	7,424
Control investments (amortized cost: $14,241 and $14,521 as of December 31, 2015 and December 31, 2014, respectively)	15,480	14,521
Total portfolio investments	852,988	473,862

Cash and cash equivalents	24,001	19,868
Interest receivable	7,927	4,328
Receivable for securities sold	1,995	3,014
Prepaid and other assets	511	338
Deferred offering costs (net of accumulated amortization of $9,018 and $4,428 as of December 31, 2015 and December 31, 2014, respectively)	1,107	2,388
Deferred financing costs (net of accumulated amortization of $1,370 and $582 as of December 31, 2015 and December 31, 2014, respectively)	4,883	2,426
Total assets	$893,412	$506,224

LIABILITIES
Accounts payable and other liabilities	$624	$246
Payable for unsettled trades	—	6,249
Stockholder distributions payable	3,717	1,760
Due to affiliates	5,723	4,530
Payable for securities purchased	11,696	50,512
Notes payable	380,000	182,864
Total liabilities	401,760	246,161

Commitments and Contingencies (Note 11)

NET ASSETS
Common stock, $.001 par value; 150,000,000 shares authorized, 62,382,044 and 30,967,120 issued and outstanding as of December 31, 2015 and December 31, 2014, respectively	62	31
Additional paid in capital	546,508	273,774
Accumulated distributions in excess of net investment income	(3,219)	—
Net unrealized appreciation (depreciation)	(51,699)	(13,742)
Total net assets	491,652	260,063

Total liabilities and net assets	$893,412	$506,224

Net asset value per share	$7.88	$8.40

 See notes to the financial statements.

HMS Income Fund, Inc.
Consolidated Statements of Operations
(dollars in thousands, except shares and per share amounts)

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
INVESTMENT INCOME
Interest, fee and dividend income
Non-Control/Non-Affiliate investments	$63,253	$19,013	$2,758
Affiliate investments	1,204	170	—
Control investments	932	30	—
Total interest, fee and dividend income	65,389	19,213	2,758
EXPENSES
Interest expense	11,159	3,325	419
Base management and incentive fees	18,142	6,029	784
Administrative services expenses	2,037	1,497	1,018
Professional fees	606	478	361
Insurance	192	191	186
Other general and administrative	1,407	595	240
Expenses before fee and expense waivers	33,543	12,115	3,008
Waiver of management and incentive fees	(2,601)	(2,274)	(784)
Waiver of administrative services expenses	(2,037)	(1,497)	(1,018)
Expense support payment from Adviser	—	(328)	(153)
Total expenses, net of fee and expense waivers	28,905	8,016	1,053

NET INVESTMENT INCOME	36,484	11,197	1,705

NET REALIZED GAIN (LOSS) FROM INVESTMENTS
Non-Control/Non-Affiliate investments	(5,508)	20	27
Affiliate investments	—	—	—
Control investments	—	—	—
Total realized gain (loss) from investments	(5,508)	20	27

NET REALIZED INCOME	30,976	11,217	1,732

NET UNREALIZED APPRECIATION (DEPRECIATION)
Non-Control/Non-Affiliate investments	(40,543)	(14,220)	421
Affiliate investments	1,348	6	—
Control investments	1,239	—	—
Total net unrealized appreciation (depreciation)	(37,956)	(14,214)	421

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(6,980)	$(2,997)	$2,153

PER SHARE INFORMATION – BASIC AND DILUTED
NET INVESTMENT INCOME PER SHARE	$0.75	$0.70	$0.64
NET REALIZED INCOME PER SHARE	$0.63	$0.70	$0.65
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE (EARNINGS PER SHARE)	$(0.14)	$(0.19)	$0.81
DISTRIBUTIONS DECLARED PER SHARE	$0.70	$0.70	$0.70
WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	48,838,114	16,022,853	2,648,689

See notes to the financial statements.

HMS Income Fund, Inc.
Consolidated Statements of Changes in Net Assets
(dollars in thousands, except share and per share amounts)

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Change in Net Assets from Operations:
Net investment income	$36,484	$11,197	$1,705
Net realized gain (loss) on investments	(5,508)	20	27
Net unrealized appreciation (depreciation)	(37,956)	(14,214)	421
Net increase (decrease) in net assets resulting from operations	(6,980)	(2,997)	2,153
Change in Net Assets from Shareholders' Distributions:
Distributions from net investment income	(34,195)	(11,197)	(1,814)
Distributions from net realized gain on investments	—	(20)	(41)
Net decrease in net assets resulting from shareholders' distributions	(34,195)	(11,217)	(1,855)
Change in Net Assets from Capital Share Transactions:
Issuance of common stock, net of issuance costs	263,372	225,525	36,541
Reinvestment of shareholder distributions	16,937	4,630	429
Repurchase of common stock	(2,955)	(158)	(4)
Offering costs	(4,590)	(3,797)	(610)
Net increase in net assets resulting from capital share transactions	272,764	226,200	36,356

Total Increase in Net Assets	231,589	211,986	36,654
Net Assets at beginning of period	260,063	48,077	11,423
Net Assets at end of the period	$491,652	$260,063	$48,077

NAV at end of the period	$7.88	$8.40	$8.91

Common shares outstanding, beginning of period	30,967,120	5,396,967	1,289,472
Issuance of common shares	29,856,266	25,073,940	4,059,776
Issuance of common shares pursuant to distribution reinvestment plan	1,918,998	514,471	47,719
Repurchase of common shares	(360,340)	(18,258)	—
Common shares outstanding, end of period	62,382,044	30,967,120	5,396,967

See notes to the financial statements.

HMS Income Fund, Inc.
Consolidated Statements of Cash Flows
(dollars in thousands)

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$(6,980)	$(2,997)	$2,153
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Principal repayments received, proceeds from sales of investments in portfolio companies	176,066	96,264	16,627
Investments in portfolio companies	(631,126)	(477,482)	(57,856)
Net unrealized depreciation (appreciation) of portfolio investments	37,956	14,214	(421)
Net realized loss (gain) on sale of portfolio investments	5,508	(20)	(27)
Amortization of deferred financing costs	1,161	438	94
Accretion of unearned income	(4,378)	(1,084)	(194)
Net payment-in-kind interest accrual	(1,223)	(274)	(80)
Changes in other assets and liabilities:
Interest receivable	(3,599)	(3,929)	(341)
Prepaid and other assets	101	(128)	(27)
Due from Main Street Capital Corporation	—	19	984
Due to affiliates	7,064	5,858	304
Accounts payable and other liabilities	308	165	(43)
Payable for unsettled trades	(6,249)	3,641	2,318
Net cash used in operating activities	(425,391)	(365,315)	(36,509)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	284,481	244,703	39,657
Redemption of common shares	(2,955)	(158)	(4)
Payment of selling commissions and dealer manager fees	(25,699)	(22,975)	(3,732)
Payment of offering costs	(4,590)	(3,799)	(629)
Payment of stockholder distributions	(15,301)	(5,122)	(1,207)
Repayments on notes payable	(176,664)	(152,636)	(14,800)
Proceeds from notes payable	373,800	321,500	21,800
Payment of deferred financing costs	(3,548)	(2,686)	(52)
Net cash provided by (used in) financing activities	429,524	378,827	41,033

Net increase in cash and cash equivalents	4,133	13,512	4,524

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	19,868	6,356	1,832

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$24,001	$19,868	$6,356

See notes to the financial statements.

HMS Income Fund, Inc. Consolidated Schedule of Investments
As of December 31, 2015
(dollars in thousands)
Portfolio Company (1) (3)	Business Description	Type of Investment (2) (3)	Index Rate (22)	Principal (7)	Cost (7)	Fair Value

Control Investments (6)
GRT Rubber Technologies, LLC (8) (10) (13)	Engineered Rubber Product Manufacturer	LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.00%, Secured Debt (Maturity - December 19, 2019)	1 month LIBOR	$7,941	$7,806	$7,806
		Member Units (2,896 shares)	—	—	6,435	7,674
					14,241	15,480

Subtotal Control Investments (6) (2% of total portfolio investments at fair value)					$14,241	$15,480

Affiliate Investments (4)
AFG Capital Group, LLC (10) (13)	Provider of Rent-to-Own Financing Solutions and Services	11.00% Secured Debt (Maturity Date - November 7, 2019)	None	$3,240	$3,118	$3,198
		Member Units (46 shares)	—	—	300	505
		Warrants (10 equivalent shares, Expiration - November 7, 2024)	—	—	65	122
					3,483	3,825
EIG Traverse Co-Investment, LP (9) (15)	Investment Partnership	LP Interests (EIG Traverse Co-Investment, LP) (Fully diluted 6.6%) (16)	—	—	4,755	4,755
Freeport First Lien Loan Fund III, LP (9) (15)	Investment Partnership	LP Interests (Freeport First Lien Loan Fund III, LP) (Fully diluted 6.4%) (16)	—	—	2,077	2,077
HW Temps LLC (8) (10) (13)	Temporary Staffing Solutions	LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 10.50%, Secured Debt (Maturity Date - July 2, 2020)	1 month LIBOR	2,494	2,430	2,430
		Member Units (800 shares)	—	—	986	986
					3,416	3,416
M.H. Corbin LLC (10) (13)	Manufacturer and Distributor of Traffic Safety Products	10.00% Secured Debt (Maturity Date - August 31, 2021)	None	3,500	3,467	3,467
		Member Units (1,000 shares)	—	—	1,500	1,500
					4,967	4,967
Mystic Logistics, Inc. (10) (13)	Logistics and Distribution Services Provider for Large Volume Mailers	12.00% Secured Debt (Maturity Date - August 15, 2019)	None	2,362	2,299	2,361
		Common Stock (1,468 shares) (16)	—	—	680	1,492
					2,979	3,853
SoftTouch Medical Holdings LLC (8) (10) (13)	Home Provider of Pediatric Durable Medical Equipment	LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.00%, Secured Debt (Maturity Date - October 31, 2019)	1 month LIBOR	1,425	1,402	1,402
		Member Units (785 shares) (16)	—	—	870	1,008
					2,272	2,410

Subtotal Affiliate Investments (4) (3% of total portfolio investments at fair value)					$23,949	$25,303

Non-Control/Non-Affiliate Investments (5)
AccuMed Corporation (8) (11)	Medical Device Contract Manufacturer	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity - October 29, 2020)	2 month LIBOR	$9,750	$9,595	$9,595
Adams Publishing Group, LLC (8) (11)	Local Newspaper Operator	LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 7.75%, Secured Debt (Maturity - November 3, 2020)	2 month LIBOR	9,506	9,317	9,328
Ahead, LLC (8) (11)	IT Infrastructure Value Added Reseller	LIBOR Plus 6.50%, Current Coupon 6.76%, Secured Debt (Maturity - November 2, 2020)	1 month LIBOR	10,000	9,708	9,750
Allflex Holdings III Inc. (8)	Manufacturer of Livestock Identification Products	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity - July 19, 2021) (14)	3 month LIBOR	14,922	15,013	14,713
AmeriTech College Operations, LLC (10) (13)	For-Profit Nursing and Healthcare College	10.00% Secured Debt, (Maturity - January 31, 2020)	None	375	375	375
		10.00% Secured Debt, (Maturity - November 30, 2019)	None	61	60	60
		10.00% Secured Debt, (Maturity - May 15, 2016)	None	64	64	64
		Preferred Member Units (364 shares) (16)	—	—	284	284
					783	783
AMF Bowling Centers, Inc. (8)	Bowling Alley Operator	LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.25%, Secured Debt (Maturity - September 18, 2021)	3 month LIBOR	13,847	13,777	13,720
AP Gaming I, LLC (8) (11)	Developer, Manufacturer, and Operator of Gaming Machines	LIBOR Plus 8.25% (Floor 1.00%), Current Coupon 9.25%, Secured Debt (Maturity - December 21, 2020)	3 month LIBOR	11,407	11,290	11,036
Apex Linen Service, Inc. (10) (13)	Industrial Launderers	13.00% Secured Debt, (Maturity - October 30, 2022)	None	3,000	2,944	2,944
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - October 30, 2022)	1 month LIBOR	400	400	400
					3,344	3,344
Aptean, Inc. (8)	Enterprise Application Software Provider	LIBOR Plus 4.25% (Floor 1.00%), Current Coupon 5.25%, Secured Debt (Maturity - February 26, 2020)	3 month LIBOR	4,415	4,415	4,323
Arcus Hunting, LLC (8) (11)	Manufacturer of Bowhunting and Archery Products and Accessories	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity - November 13, 2019)	3 month LIBOR	4,770	4,665	4,665
Artel, LLC (8)	Land-Based and Commercial Satellite Provider	LIBOR Plus 7.00% (Floor 1.25%), Current Coupon 8.25%, Secured Debt (Maturity - November 27, 2017)	3 month LIBOR	3,344	3,274	2,859
ATX Networks Corp. (8) (9)	Provider of Radio Frequency Management Equipment	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - June 11, 2021)	3 month LIBOR	14,925	14,645	14,701
BarFly Ventures, LLC (11)	Casual Restaurant Group	12.00% Secured Debt (Maturity Date - August 30, 2020)	None	1,374	1,348	1,348
		Warrants (.364 equivalent shares, Expiration - August 31, 2025)	—	—	158	158
					1,506	1,506
Berry Aviation, Inc. (11)	Airline Charter Service Operator	12.00% Current / 1.75% PIK Secured Debt (Maturity Date - January 30, 2020) (14)	None	1,407	1,386	1,386
		Common Stock (138 shares)	—	—	100	100
					1,486	1,486
Bioventus, LLC (8) (11)	Production of Orthopedic Healing Products	LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 11.00%, Secured Debt (Maturity - April, 10, 2020) (14)	1 month LIBOR	7,000	6,888	6,895
Blackbrush Oil and Gas LP (8)	Oil & Gas Exploration	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity - July 30, 2021) (14)	3 month LIBOR	12,085	11,655	9,758
Blackhawk Specialty Tools LLC (8)	Oilfield Equipment & Services	LIBOR Plus 5.25% (Floor 1.25%), Current Coupon 6.50%, Secured Debt (Maturity - August 1, 2019)	3 month LIBOR	8,500	8,047	7,862
Blue Bird Body Company (8)	School Bus Manufacturer	LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity - June 26, 2020)	3 month LIBOR	5,062	5,002	5,027
Bluestem Brands, Inc. (8) (9)	Multi-Channel Retailer of General Merchandise	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity - November 6, 2020)	3 month LIBOR	14,619	14,330	13,705
Brightwood Capital Fund III, LP (9) (15)	Investment Partnership	LP Interests (Brightwood Capital Fund III, LP) (Fully diluted .52%) (16)	—	—	3,825	3,695
Brundage-Bone Concrete Pumping, Inc.	Construction Services Provider	10.38% Secured Bond (Maturity - September 1, 2021) (14)	None	10,000	10,173	9,750
Buca C, LLC (8) (10) (13)	Casual Restaurant Group	LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.25%, Secured Debt (Maturity - June 30, 2020)	1 month LIBOR	17,020	16,708	16,708
		Preferred Member Units (4 units)	—	—	2,472	2,472
					19,180	19,180
CAI Software, LLC (10) (13)	Provider of Specialized Enterprise Resource Planning Software	12.00% Secured Debt (Maturity Date - October 10, 2019)	None	1,165	1,138	1,165
		Member Units (16,339 shares)	—	—	163	250
					1,301	1,415
CJ Holding Company (8)	Oil and Gas Equipment and Services	LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity - March 24, 2020)	1 month LIBOR	5,955	5,189	3,710
Cengage Learning Acquisitions, Inc. (8)	Provider of Educational Print and Digital Services	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - March 31, 2020)	1 month LIBOR	15,018	15,024	14,680
Cenveo Corporation	Provider of Commercial Printing, Envelopes, Labels, Printed Office Products	6.00% Secured Bond (Maturity - August 1, 2019)	None	10,000	8,719	7,050
Charlotte Russe, Inc. (8)	Fast-Fashion Retailer to Young Women	LIBOR Plus 5.50% (Floor 1.25%), Current Coupon 6.75%, Secured Debt (Maturity - May 22, 2019)	3 month LIBOR	15,101	14,853	10,541
Clarius BIGS, LLC (11) (13) (18)	Prints & Advertising Film Financing	15.00% PIK Secured Debt (Maturity - January 5, 2015) (18)	None	2,480	2,222	412
		20.00% PIK Secured Debt (Maturity - January 5, 2015) (18)	None	896	803	149
					3,025	561
Compuware Corporation (8)	Provider of Software and Supporting Services	LIBOR Plus 5.25% (Floor 1.00%), Current Coupon 6.25%, Secured Debt (Maturity - December 15, 2019)	3 month LIBOR	14,250	13,893	13,523
Covenant Surgical Partners, Inc.	Ambulatory Surgical Centers	8.75% Secured Debt (Maturity - August 1, 2019)	None	9,500	9,500	9,263
CRGT, Inc. (8)	Provider of Custom Software Development	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity - December 18, 2020)	3 month LIBOR	14,168	13,918	14,098
CST Industries, Inc. (8)	Storage Tank Manufacturer	LIBOR Plus 6.25% (Floor 1.50%), Current Coupon 7.75%, Secured Debt (Maturity - May 22, 2017)	3 month LIBOR	1,978	1,975	1,958
Datacom, LLC (10) (13)	Technology and Telecommunications Provider	10.50% Secured Debt (Maturity - May 30, 2019)	None	1,245	1,226	1,192
		Preferred Member Units (1,530 units) (16)	—	—	131	131
		Preferred Member Units (717 units)	—	—	670	564
					2,027	1,887
Digital River, Inc. (8) (12)	Provider of Outsourced e-Commerce Solutions and Services	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity - February 12, 2021)	3 month LIBOR	9,786	9,691	9,688
ECP-PF: CT Operations, Inc. (8) (11)	Fitness Club Operator	LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.00%, Secured Debt (Maturity - November 26, 2019)	3 month LIBOR	1,875	1,860	1,831
East West Copolymer & Rubber, LLC (10) (13)	Manufacturer of Synthetic Rubbers	12.00% Secured Debt (Maturity Date - October 17, 2019)	None	2,400	2,336	2,336
		Warrants (627,697 equivalent shares, Expiration - October 15, 2024)	—	—	10	10
					2,346	2,346
Energy & Exploration Partners, LLC (18)	Oil & Gas Exploration and Production	LIBOR plus 6.75% (Floor 1.00%), Current Coupon 7.75%, Secured Debt (Maturity - January 22, 2019) (8) (18)	3 month LIBOR	9,900	8,638	2,500
		8.75% Secured Debt (Maturity - January 21, 2016)	None	233	233	233
					8,871	2,733
Evergreen Skills Lux S.á r.l. (d/b/a Skillsoft) (8) (9)	Technology-Based Performance Support Solutions	LIBOR Plus 8.25% (Floor 1.00%), Current Coupon 9.25%, Secured Debt (Maturity - April 28, 2022) (14)	3 month LIBOR	10,902	10,382	7,277
Extreme Reach, Inc. (8)	Integrated TV and Video Advertising Platform	LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 6.75%, Secured Debt (Maturity - February 7, 2020)	3 month LIBOR	6,853	6,822	6,742
Flavors Holdings, Inc. (8)	Global Provider of Flavoring and Sweetening Products and Solutions	LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 6.75%, Secured Debt (Maturity - April 3, 2020)	3 month LIBOR	8,438	8,135	7,509
Fram Group Holdings, Inc. (8)	Manufacturer of Automotive Maintenance Products	LIBOR Plus 5.50% (Floor 1.50%), Current Coupon 7.00%, Secured Debt (Maturity - July 29, 2017)	1 month LIBOR	8,099	7,782	6,105
GST Autoleather, Inc. (8)	Automotive Leather Manufacturer	LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity Date - July 10, 2020)	3 month LIBOR	9,875	9,796	9,529
Guerdon Modular Holdings, Inc. (10) (13)	Multi-Family and Commercial Modular Construction Company	11.00% Secured Debt (Maturity - August 13, 2019)	None	2,600	2,542	2,547
		Common Stock (53,008 shares)	—	—	746	497
					3,288	3,044
Guitar Center, Inc.	Musical Instruments Retailer	6.50% Secured Bond (Maturity - April 15, 2019)	None	13,015	12,135	10,933
Halcon Resources Corporation	Oil & Gas Exploration & Production	9.75% Unsecured Bond (Maturity - July 15, 2020) (17)	None	3,000	2,630	870
Hojeij Branded Foods, Inc. (8) (11)	Multi-Airport, Multi-Concept Restaurant Operator	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity Date - July 28, 2021)	3 month LIBOR	5,330	5,280	5,280
Horizon Global Corporation (8)	Auto Parts Manufacturer	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity Date - June 30, 2021)	1 month LIBOR	12,675	12,462	12,580
Hunter Defense Technologies, Inc. (8)	Provider of Military and Commercial Shelters and Systems	LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity Date - August 5, 2019)	3 month LIBOR	10,495	10,420	10,390
ICON Health and Fitness, Inc.	Producer of Fitness Products	11.88% Secured Bond (Maturity - October 15, 2016)	None	13,337	13,252	12,670
iEnergizer Limited (8) (9)	Provider of Business Outsourcing Solutions	LIBOR Plus 6.00% (Floor 1.25%), Current Coupon 7.25%, Secured Debt (Maturity - May 1, 2019)	1 month LIBOR	4,312	4,305	3,988
Indivior Finance, LLC (8) (9)	Specialty Pharmaceutical Company Treating Opioid Dependence	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - December 19, 2019)	3 month LIBOR	9,500	9,003	8,930
Industrial Container Services, LLC (8) (11)	Steel Drum Reconditioner	LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 6.75%, Secured Debt (Maturity - December 31, 2018)	3 month LIBOR	4,987	4,930	4,930
Inn of the Mountain Gods Resort and Casino	Hotel & Casino Owner & Operator	9.25% Secured Bond (Maturity - November 30, 2020)	None	10,749	10,551	9,943
Intertain Group Limited (8) (9)	Business-to-Consumer Online Gaming Operator	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity - April 8, 2022)	3 month LIBOR	9,938	9,783	9,914
Invenergy Thermal Operating I, LLC (8)	Power Generation	LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity - October 19, 2022)	3 month LIBOR	9,975	9,775	9,676
iPayment, Inc. (8) (12)	Provider of Merchant Acquisition	LIBOR Plus 5.25% (Floor 1.50%), Current Coupon 6.75%, Secured Debt (Maturity - May 8, 2017)	3 month LIBOR	15,115	14,954	14,532
iQor US Inc. (8)	Business Process Outsourcing Services Provider	LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity - April 1, 2021)	3 month LIBOR	7,837	7,320	6,295
IronGate Energy Services, LLC	Oil and Gas Services	11.00% Secured Bond (Maturity - July 1, 2018)	None	5,825	5,828	3,204
Jackmont Hospitality, Inc. (8) (11)	Franchisee of Casual Dining Restaurants	LIBOR Plus 4.25% (Floor 1.00%)/ 2.50% PIK , Current Coupon 7.75%, Secured Debt (Maturity Date - May 26, 2021)	1 month LIBOR	8,715	8,678	8,325
Joerns Healthcare, LLC (8)	Manufacturer and Distributor of Health Care Equipment & Supplies	LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity - May 9, 2020)	3 month LIBOR	4,412	4,392	4,381
JSS Holdings, Inc. (8)	Aircraft Maintenance Program Provider	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity Date - August 31, 2021)	3 month LIBOR	14,566	14,230	13,765
Kellermeyer Bergensons Services, LLC (8)	Outsourced Janitorial Services to Retail/Grocery Customers	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity - April 29, 2022) (14)	3 month LIBOR	14,700	14,591	14,553
Kendra Scott, LLC (8)	Jewelry Retail Stores	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity Date - July 17, 2020)	3 month LIBOR	9,875	9,784	9,801
Keypoint Government Solutions, Inc. (8)	Provider of Pre-Employment Screening Services	LIBOR Plus 6.50% (Floor 1.25%), Current Coupon 7.75%, Secured Debt (Maturity - November 13, 2017)	3 month LIBOR	2,033	2,025	2,023
LaMi Products, LLC (8) (11)	General Merchandise Distribution	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity - September 16, 2020)	3 month LIBOR	4,729	4,640	4,640
Larchmont Resources, LLC (8)	Oil & Gas Exploration & Production	LIBOR Plus 8.75% (Floor 1.00%), Current Coupon 9.75%, Secured Debt (Maturity - August 7, 2019)	3 month LIBOR	13,268	11,918	9,420
Legendary Pictures Funding, LLC (8) (11)	Producer of TV, Film, and Comic Content	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - April 22, 2020)	3 month LIBOR	7,500	7,367	7,425
LJ Host Merger Sub, Inc. (8)	Managed Services and Hosting Provider	LIBOR Plus 4.75% (Floor 1.25%), Current Coupon 6.00%, Secured Debt (Maturity - December 13, 2019)	3 month LIBOR	5,122	5,109	5,071
MAH Merger Corporation (8)	Sports-Themed Casual Dining Chain	LIBOR Plus 4.50% (Floor 1.25%), Current Coupon 5.75%, Secured Debt (Maturity - July 19, 2019)	1 month LIBOR	1,373	1,373	1,370
MediMedia USA, Inc. (8)	Provider of Healthcare Media and Marketing	LIBOR Plus 6.75% (Floor 1.25%), Current Coupon 8.00%, Secured Debt (Maturity - November 20, 2018)	3 month LIBOR	11,904	11,826	11,369
Milk Specialties Company (8)	Processor of Nutrition Products	LIBOR Plus 7.00% (Floor 1.25%), Current Coupon 8.25%, Secured Debt (Maturity - November 9, 2018)	3 month LIBOR	4,669	4,630	4,673
Minute Key, Inc. (10) (13)	Operator of Automated Key Duplication Kiosk	10.00% Current / 2.00% PIK Secured Debt (Maturity Date - September 19, 2019) (14)	None	3,530	3,426	3,426
		Warrants (359,352 equivalent shares, Expiration - May 20, 2025)	—	—	70	70
					3,496	3,496
Mood Media Corporation (8) (9)	Provider of Electronic Equipment	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - May 1, 2019)	3 month LIBOR	14,975	14,953	14,282
New Media Holdings II LLC (8) (9)	Local Newspaper Operator	LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.25%, Secured Debt (Maturity - June 4, 2020)	3 month LIBOR	14,856	14,696	14,726
North Atlantic Trading Company, Inc. (8)	Marketer/Distributor of Tobacco	LIBOR Plus 6.50% (Floor 1.25%), Current Coupon 7.75%, Secured Debt (Maturity -January 13, 2020)	3 month LIBOR	11,222	11,222	11,138
Novitex Acquisition, LLC (8)	Provider of Document Management Services	LIBOR Plus 6.25% (Floor 1.25%), Current Coupon 7.50%, Secured Debt (Maturity - July 7, 2020)	3 month LIBOR	11,632	11,387	10,963
Panolam Industries International, Inc. (8)	Decorative Laminate Manufacturer	LIBOR Plus 6.50% (Floor 1.25%), Current Coupon 7.75%, Secured Debt (Maturity - August 23, 2017)	1 month LIBOR	7,402	7,342	7,365
Paris Presents, Inc. (8)	Branded Cosmetic and Bath Accessories	LIBOR Plus 8.25% (Floor 1.00%), Current Coupon 9.25%, Secured Debt (Maturity - December 31, 2021) (14)	1 month LIBOR	7,500	7,364	7,350
Parq Holdings, LP (8) (9) (12)	Hotel and Casino Operator	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity - December 17, 2020)	1 month LIBOR	12,500	12,354	12,000
Permian Holdings, Inc.	Storage Tank Manufacturer	10.50% Secured Bond (Maturity - January 15, 2018)	None	6,885	5,819	2,616
Pernix Therapeutics Holdings, Inc. (11)	Pharmaceutical Royalty - Anti-Migraine	12.00% Secured Bond (Maturity - August 1, 2020)	None	3,341	3,309	3,305
Pike Corporation (8) (12)	Construction and Maintenance Services for Electric Transmission and Distribution Infrastructure	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity - June 22, 2022) (14)	3 month LIBOR	13,334	13,037	13,079
Polyconcept Financial B.V. (8)	Promotional Products to Corporations and Consumers	LIBOR Plus 4.75% (Floor 1.25%), Current Coupon 6.00%, Secured Debt (Maturity - June 28, 2019)	1 month LIBOR	5,312	5,303	5,279
Premier Dental Services, Inc. (8)	Dental Care Services	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity - November 1, 2018)	3 month LIBOR	4,511	4,490	3,958
Prowler Acquisition Corporation (8)	Specialty Distributor to the Energy Sector	LIBOR Plus 4.50% (Floor 1.00%), Current Coupon 5.50%, Secured Debt (Maturity - January 28, 2020)	3 month LIBOR	7,248	6,541	6,161
Raley's, Inc. (8)	Family-Owned Supermarket Chain in California	LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.25%, Secured Debt (Maturity - May 18, 2022)	3 month LIBOR	5,094	4,998	5,069
RCHP, Inc. (8)	Region Non-Urban Hospital Owner/Operator	LIBOR Plus 10.25% (Floor 1.00%), Current Coupon 11.25%, Secured Debt (Maturity - October 23, 2019) (14)	2 month LIBOR	15,072	14,680	15,072
Renaissance Learning, Inc. (8)	Technology-based K-12 Learning Solutions	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity - April 11, 2022) (14)	3 month LIBOR	12,950	12,493	12,238
RGL Reservoir Operations, Inc. (8) (9)	Oil & Gas Equipment & Services	LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity - August 13, 2021)	3 month LIBOR	3,950	3,850	1,534
RLJ Entertainment, Inc. (8) (11)	Movie and TV Programming Licensee and Distributor	LIBOR Plus 8.75% (Floor .25%), Current Coupon 9.08%, Secured Debt (Maturity - September 11, 2019)	3 month LIBOR	8,134	7,824	7,824
RM Bidder, LLC (11)	Acquisition Vehicle	Common Stock (1,854 shares)	—	—	31	30
		Series A Warrants (124,915 equivalent shares, Expiration - October 20, 2025)	—	—	284	242
		Series B Warrants (93,686 equivalent shares, Expiration - October 20, 2025)	—	—	—	—
					315	272
Sage Automotive Interiors, Inc (8)	Automotive Textiles Manufacturer	LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.00%, Secured Debt (Maturity - October 8, 2021) (14)	3 month LIBOR	5,000	4,956	4,950
Salient Partners, LP (8)	Provider of Asset Management Services	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity - June 9, 2021)	1 month LIBOR	7,388	7,250	7,240
Siteone Landscape Supply, LLC (8) (11)	Distributor of Landscaping Supplies	LIBOR Plus 4.00% (Floor 1.00%), Current Coupon 5.00%, Secured Debt (Maturity - December 23, 2019)	3 month LIBOR	6,383	6,149	6,224
Sorenson Communications, Inc.	Manufacturer of Communication Products for Hearing Impaired	9.00% Secured Bond (Maturity - October 31, 2020) (14)	None	11,710	11,226	11,007
Sotera Defense Solutions, Inc. (8)	Defense Industry Intelligence Services	LIBOR Plus 7.50% (Floor 1.50%), Current Coupon 9.00%, Secured Debt (Maturity - April 21, 2017)	3 month LIBOR	3,453	3,344	3,194
Stardust Finance Holdings, Inc. (8)	Manufacturer of Diversified Building Products	LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity - March 13, 2022)	3 month LIBOR	2,481	2,425	2,413
		LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 10.50%, Secured Debt (Maturity - March 13, 2023) (14)	3 month LIBOR	5,000	4,766	4,825
					7,191	7,238
Synagro Infrastructure Company, Inc. (8)	Waste Management Services	LIBOR Plus 5.25% (Floor 1.00%), Current Coupon 6.25%, Secured Debt (Maturity - August 22, 2020)	3 month LIBOR	2,704	2,683	2,366
Teleguam Holdings, LLC (8)	Cable and Telecom Services Provider	LIBOR Plus 7.50% (Floor 1.25%), Current Coupon 8.75%, Secured Debt (Maturity - June 10, 2019) (14)	1 month LIBOR	3,000	3,017	2,985
Templar Energy, LLC (8)	Oil & Gas Exploration & Production	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity - November 25, 2020) (14)	3 month LIBOR	3,000	2,982	364
Tervita Corporation (8) (9)	Oil and Gas Environmental Services	LIBOR Plus 5.00% (Floor 1.25%), Current Coupon 6.25%, Secured Debt (Maturity - May 15, 2018)	3 month LIBOR	1,009	1,015	785
The Topps Company, Inc. (8)	Trading Cards & Confectionary	LIBOR Plus 6.00% (Floor 1.25%), Current Coupon 7.25%, Secured Debt (Maturity - October 2, 2018)	3 month LIBOR	980	974	962
TOMS Shoes, LLC (8)	Global Designer, Distributor, and Retailer of Casual Footwear	LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity - October 30, 2020)	3 month LIBOR	4,963	4,548	3,387
Travel Leaders Group, LLC (8)	Travel Agency Network Provider	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - December 7, 2020)	3 month LIBOR	14,306	14,226	14,163
USJ-IMECO Holding Company, LLC (8)	Marine Interior Design and Installation	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - April 16, 2020)	3 month LIBOR	7,867	7,848	7,789
Valley Healthcare Group, LLC (8) (10) (13)	Provider of Durable Medical Equipment	LIBOR Plus 12.50% (Floor .50%), Current Coupon 13.00%, Secured Debt (Maturity - December 29, 2020)	1 month LIBOR	2,600	2,548	2,548
Vantage Oncology, LLC	Outpatient Radiation Oncology Treatment Centers	9.50% Secured Bond (Maturity - June 15, 2017)	None	13,507	13,211	11,413
Vision Solutions, Inc. (8)	Provider of Information Availability Software	LIBOR Plus 4.50% (Floor 1.50%), Current Coupon 6.00%, Secured Debt (Maturity - July 23, 2016)	1 month LIBOR	1,296	1,297	1,257
		LIBOR Plus 8.00% (Floor 1.50%), Current Coupon 9.50%, Secured Debt (Maturity - July 23, 2017) (14)	1 month LIBOR	875	871	831
					2,168	2,088
Volusion, LLC (10)	Provider of Online Software-as-a-Service eCommerce Solutions	10.50% Secured Debt (Maturity Date - January 24, 2020)	None	7,500	6,866	6,866
		Member Units (2,090,001 shares)	—	—	6,000	6,000
		Warrants (407,408 equivalent shares, Expiration - January 26, 2025)	—	—	600	600
					13,466	13,466
Worley Claims Services, LLC (8) (11)	Insurance Adjustment Management and Services Provider	LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.00%, Secured Debt (Maturity - October 31, 2020)	1 month LIBOR	6,435	6,382	6,210
YP Holdings LLC (8)	Online and Offline Advertising Operator	LIBOR Plus 6.75% (Floor 1.25%), Current Coupon 8.00%, Secured Debt (Maturity - June 4, 2018)	1 month LIBOR	12,347	12,336	11,977

Subtotal Non-Control/Non-Affiliate Investments (5) (95% of total portfolio investments at fair value)					$866,499	$812,205

Total Portfolio Investments					$904,689	$852,988

Short Term Investments (20)
Fidelity Institutional Money Market Funds	—	Prime Money Market Portfolio, Class II Shares (21)	—	13,363	13,363	13,363
US Bank Money Market Account (21)	—	—	—	7,009	7,009	7,009

Total Short Term Investments					$20,372	$20,372
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
(3) See Note 3 - Fair Value Hierarchy for Investments for summary geographic location of portfolio companies.
(4) Affiliate investments are defined by the 1940 Investment Company Act of 1940, as amended (the “1940 Act”), as investments in which between 5% and 25% of the voting securities are owned, or an investment in an investment company’s investment adviser, and the investments are not classified as Control investments.
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
(9) The investment is not a qualifying asset under the 1940 Act. A business development company (“BDC”) may not acquire any asset other than qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of the BDC's total assets. As of December 31, 2015, approximately 12.6% of the Company's investments were considered non-qualifying.
(10) Investment is classified as a Lower Middle Market investment.
(11) Investment is classified as a Private Loan portfolio investment.
(12) Investment or portion of investment is under contract to purchase and met trade date accounting criteria as of December 31, 2015. Settlement occurred or is scheduled to occur after December 31, 2015.
(13) Investment serviced by Main Street pursuant to servicing arrangements with the Company.
(14) Second lien secured debt investment.
(15) Investment is classified as an Other Portfolio investment.
(16) Income producing through dividends or distributions.
(17) Unsecured debt investment.
(18) Investment is on non-accrual status as of December 31, 2015.
(19) Maturity date is under on-going negotiations with the portfolio company and other lenders, if applicable.
(20) Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less.
(21) Effective yield as of December 31, 2015 was approximately 0.01%.
(22) The 1, 2, 3, and 6 month LIBOR rates were 0.43%, 0.51%, 0.61% and 0.85%, respectively, as of December 31, 2015. The actual LIBOR rate for each loan listed may not be the applicable LIBOR rate as of December 31, 2015, as the loan may have been priced or repriced based on a LIBOR rate prior to or subsequent to December 31, 2015. The prime rate was 3.25% as of December 31, 2015.

See notes to the financial statements.

HMS Income Fund, Inc. Consolidated Schedule of Investments
As of December 31, 2014
(dollars in thousands)
Portfolio Company (1) (3)	Business Description	Type of Investment (2) (3)	Index Rate (22)	Principal (7)	Cost (7)	Fair Value

Control Investments (6)
GRT Rubber Technologies, LLC (8) (10) (13)	Engineered Rubber Product Manufacturer	LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.00%, Secured Debt (Maturity - December 19, 2019)	1 month LIBOR	$8,250	$8,086	$8,086
		Member Units (2,896 shares)	—	—	6,435	6,435
					14,521	14,521

Subtotal Control Investments (6) (3% of total investments at fair value)					$14,521	$14,521

Affiliate Investments (4)
AFG Capital Group, LLC (10) (13)	Provider of Rent-to-Own Financing Solutions and Services	11.00% Secured Debt (Maturity Date -November 7, 2019)	None	$1,700	$1,596	$1,596
		Member Units (46 shares)	—	—	300	300
		Warrants (10 equivalent shares, Expiration - November 7, 2024)	—	—	65	65
					1,961	1,961
Mystic Logistics, Inc. (10) (13)	Logistics and Distribution Services Provider for Large Volume Mailers	12.00% Secured Debt (Maturity Date -August 15, 2019)	None	2,500	2,423	2,427
		Common Stock (1,468 shares)	—	—	680	680
					3,103	3,107
SoftTouch Medical Holdings LLC (8) (10) (13)	Home Provider of Pediatric Durable Medical Equipment	LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.00%, Secured Debt (Maturity Date - October 30, 2019)	1 month LIBOR	1,500	1,471	1,471
		Member Units (798 shares)	—	—	885	885
					2,356	2,356

Subtotal Affiliate Investments (4) (2% of total investments at fair value)					$7,420	$7,424

Non-Control/Non-Affiliate Investments (5)
Ability Network Inc. (8)	Health Care Information Technology	LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity - May 14, 2021)	3 month LIBOR	$4,975	$4,923	$4,888
Accuvant Finance LLC (8)	Cyber Security Value Added Reseller	Prime Plus 3.75% (Floor 3.25%), Current Coupon 7%, Secured Debt (Maturity - October 22, 2020)	3 month LIBOR	2,861	2,834	2,853
Allflex Holdings III Inc. (8)	Manufacturer of Livestock Identification Products	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity - July 19, 2021) (14)	3 month LIBOR	8,422	8,529	8,264
AmeriTech College Operations, LLC (10) (13)	For-Profit Nursing and Healthcare College	10.00% Secured Debt, (Maturity - January 31, 2020)	None	871	870	870
AMF Bowling Centers, Inc. (8)	Bowling Alley Operator	LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.25%, Secured Debt (Maturity - September 18, 2021)	2 month LIBOR	7,980	7,915	7,860
Aptean, Inc. (8)	Enterprise Application Software Provider	LIBOR Plus 4.25% (Floor 1.00%), Current Coupon 5.25%, Secured Debt (Maturity - February 26, 2020)	3 month LIBOR	4,460	4,460	4,334
Artel, LLC (8)	Land-Based and Commercial Satellite Provider	LIBOR Plus 6.00% (Floor 1.25%), Current Coupon 7.25%, Secured Debt (Maturity - November 27, 2017)	3 month LIBOR	919	899	910
Bioventus, LLC (8) (11)	Production of Orthopedic Healing Products	LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 11.00%, Secured Debt (Maturity - April, 10, 2020) (14)	1 month LIBOR	7,000	6,866	6,983
Blackbrush Oil and Gas LP (8) (12)	Oil & Gas Exploration	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity - July 30, 2021) (14)	3 month LIBOR	10,085	9,966	8,370
Blackhawk Specialty Tools LLC (8)	Oilfield Equipment & Services	LIBOR Plus 5.25% (Floor 1.25%), Current Coupon 6.50%, Secured Debt (Maturity - August 1, 2019)	3 month LIBOR	1,424	1,424	1,403
Blue Bird Body Company (8)	School Bus Manufacturer	LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity - June 26, 2020)	3 month LIBOR	6,000	5,917	5,970
Bluestem Brands, Inc. (8)	Multi-Channel Retailer of General Merchandise	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity - November 6, 2020)	3 month LIBOR	7,500	7,206	7,237
Brasa Holdings, Inc. (8) (12)	Upscale Full Service Restaurants	LIBOR Plus 9.50% (Floor 1.5%), Current Coupon 11.00%, Secured Debt (Maturity - January 20, 2020) (14)	3 month LIBOR	10,000	10,100	9,900
Brightwood Capital Fund III, LP (9) (15) (16)	Investment Partnership	LP Interests (Brightwood Capital Fund III, LP) (Fully diluted .57%) (16)	—	—	1,575	1,575
Brundage-Bone Concrete Pumping, Inc.	Construction Services Provider	10.38% Secured Bond (Maturity - September 1, 2021) (14)	None	4,000	4,047	4,090
CAI Software, LLC (10) (13)	Provider of Specialized Enterprise Resource Planning Software	12.00% Secured Debt (Maturity Date - October10, 2019)	None	1,350	1,311	1,311
		Member Units (16,339 shares)	—	—	163	163
					1,474	1,474
California Healthcare Medical Billing, Inc. (10) (13)	Outsourced Billing & Revenue Cycle Management	9.00% Secured Debt, (Maturity - October 17, 2016)	None	750	745	750
Cedar Bay Generation Company LP (8)	Coal-Fired Cogeneration Plant	LIBOR Plus 5.00% (Floor 1.25%), Current Coupon 6.25%, Secured Debt (Maturity - April 23, 2020)	3 month LIBOR	1,446	1,446	1,435
Cengage Learning Acquisitions, Inc. (8) (12)	Provider of Educational Print and Digital Services	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - March 31, 2020)	1 month LIBOR	9,975	9,975	9,896
Charlotte Russe, Inc. (8)	Fast-Fashion Retailer to Young Women	LIBOR Plus 5.50% (Floor 1.25%), Current Coupon 6.75%, Secured Debt (Maturity - May 22, 2019)	3 month LIBOR	5,472	5,472	5,345
Clarius BIGS, LLC (11)	Prints & Advertising Film Financing	15.00% PIK Secured Debt (Maturity - January 5, 2015) (18)	None	3,297	3,039	1,385
		20.00% PIK Secured Debt (Maturity - January 5, 2015) (18)	None	1,093	1,001	459
					4,040	1,844
Covenant Surgical Partners, Inc.	Ambulatory Surgical Centers	8.75% Secured Debt (Maturity - August 1, 2019)	None	5,000	5,000	5,050
CRGT, Inc. (8) (12)	Provider of Custom Software Development	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity - December 18, 2020)	3 month LIBOR	10,000	9,800	9,850
CST Industries, Inc. (8)	Storage Tank Manufacturer	LIBOR Plus 6.25% (Floor 1.50%), Current Coupon 7.75%, Secured Debt (Maturity - May 22, 2017)	3 month LIBOR	2,331	2,318	2,308
Datacom, LLC (10) (13)	Technology and Telecommunications Provider	10.50% Secured Debt (Maturity - May 30, 2019)	None	1,245	1,222	1,222
		Member Units (717 units)	—	—	670	670
					1,892	1,892
ECP-PF: CT Operations, Inc. (11)	Fitness Club Operator	LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.00%, Secured Debt (Maturity - November 26, 2019)	3 month LIBOR	1,875	1,857	1,857
East West Copolymer & Rubber, LLC (10) (13)	Manufacturer of Synthetic Rubbers	12.00% Secured Debt (Maturity Date - October 17, 2019)	None	2,400	2,336	2,336
		Warrants (455,820 equivalent shares, Expiration - October 15, 2024)	—	—	10	10
					2,346	2,346
Energy & Exploration Partners, LLC (8) (12)	Oil & Gas Exploration and Production	LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 7.75%, Secured Debt (Maturity - January 22, 2019)	3 month LIBOR	7,975	7,033	5,722
e-Rewards, Inc. (8)	Provider of Digital Data Collection	LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity - October 29, 2018)	1 month LIBOR	5,869	5,855	5,810
FishNet Security, Inc. (8)	Information Technology Value-Added Reseller	LIBOR Plus 5.00% (Floor 1.25%), Current Coupon 6.25%, Secured Debt (Maturity - November 30, 2017)	3 month LIBOR	2,769	2,762	2,769
Flavors Holdings, Inc. (8) (12)	Global Provider of Flavoring and Sweetening Products and Solutions	LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 6.75%, Secured Debt (Maturity - April 3, 2020)	3 month LIBOR	8,888	8,520	8,510
Fram Group Holdings, Inc. (8)	Manufacturer of Automotive Maintenance Products	LIBOR Plus 5.00% (Floor 1.50%), Current Coupon 6.50%, Secured Debt (Maturity - July 29, 2017)	1 month LIBOR	3,481	3,470	3,465
GST Autoleather, Inc. (8)	Automotive Leather Manufacturer	LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity Date - July 10, 2020)	3 month LIBOR	9,975	9,882	9,825
Guerdon Modular Holdings, Inc. (10) (13)	Mutli-Family and Commercial Modular Construction Company	11.00% Secured Debt (Maturity - August 13, 2019)	None	2,800	2,745	2,752
		Common Stock (42,644 shares)	—	—	600	600
					3,345	3,352
Guitar Center, Inc.	Musical Instruments Retailer	6.50% Secured Bond (Maturity - April 15, 2019)	None	7,000	6,723	6,020
Halcon Resources Corporation (9)	Oil & Gas Exploration & Production	9.75% Unsecured Bond (Maturity - July 15, 2020) (17)	None	3,000	2,574	2,250
Hunter Defense Technologies, Inc. (8)	Provider of Military and Commercial Shelters and Systems	LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity Date - August 5, 2019)	3 month LIBOR	5,925	5,813	5,851
ICON Health and Fitness, Inc.	Producer of Fitness Products	11.88% Secured Bond (Maturity - October 15, 2016)	None	6,885	6,866	6,472
iEnergizer Limited (8) (9)	Provider of Business Outsourcing Solutions	LIBOR Plus 6.00% (Floor 1.25%), Current Coupon 7.25%, Secured Debt (Maturity - May 1, 2019)	1 month LIBOR	5,336	5,314	4,936
Inn of the Mountain Gods Resort and Casino	Hotel & Casino Owner & Operator	9.25% Secured Bond (Maturity - November 30, 2020)	None	7,980	7,926	7,661
iQor US Inc. (8)	Business Process Outsourcing Services Provider	LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity - April 1, 2021)	3 month LIBOR	5,906	5,760	5,492
IronGate Energy Services, LLC	Oil and Gas Services	11.00% Secured Bond (Maturity - July 1, 2018)	None	5,825	5,829	3,903
Jackson Hewitt Tax Service Inc. (8)	Tax Preparation Service Provider	LIBOR Plus 8.50% (Floor 1.50%), Current Coupon 10.00%, Secured Debt (Maturity - October 16, 2017)	3 month LIBOR	8,000	8,007	8,000
John Deere Landscapes, LLC (8) (11)	Distributor of Landscaping Supplies	LIBOR Plus 4.00% (Floor 1.00%), Current Coupon 5.00%, Secured Debt (Maturity - December 23, 2019)	3 month LIBOR	7,960	7,607	7,607
Kellermeyer Bergensons Services, LLC (8)	Outsourced Janitorial Services to Retail/Grocery Customers	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity - April 29, 2022) (14)	3 month LIBOR	7,200	7,059	7,164
Keypoint Government Solutions, Inc. (8)	Pre-Employment Screening Services	LIBOR Plus 6.50% (Floor 1.25%), Current Coupon 7.75%, Secured Debt (Maturity - November 13, 2017)	3 month LIBOR	2,305	2,293	2,294
Larchmont Resources, LLC (8)	Oil & Gas Exploration & Production	LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.25%, Secured Debt (Maturity - August 7, 2019)	3 month LIBOR	739	742	718
LJ Host Merger Sub, Inc. (8)	Managed Services and Hosting Provider	LIBOR Plus 4.75% (Floor 1.25%), Current Coupon 6.00%, Secured Debt (Maturity - December 13, 2019)	3 month LIBOR	5,384	5,366	5,330
		LIBOR Plus 8.75% (Floor 1.25%), Current Coupon 10.00%, Secured Debt (Maturity - December 11, 2020) (14)	3 month LIBOR	500	498	495
					5,864	5,825
MAH Merger Corporation (8)	Sports-Themed Casual Dining Chain	LIBOR Plus 4.50% (Floor 1.25%), Current Coupon 5.75%, Secured Debt (Maturity - July 19, 2019)	1 month LIBOR	1,481	1,481	1,485
MediMedia USA, Inc. (8)	Provider of Healthcare Media and Marketing	LIBOR Plus 6.75% (Floor 1.25%), Current Coupon 8.00%, Secured Debt (Maturity - November 20, 2018)	3 month LIBOR	7,152	7,062	6,991
Milk Specialties Company (8)	Processor of Nutrition Products	LIBOR Plus 6.25% (Floor 1.25%), Current Coupon 7.50%, Secured Debt (Maturity - November 9, 2018)	3 month LIBOR	7,645	7,628	7,473
Minute Key, Inc. (10) (13)	Operator of Automated Key Duplication Kiosk	10.00% Current / 2.00% PIK Secured Debt (Maturity Date - September 19, 2019) (14)	None	1,000	987	987
Mood Media Corporation (8) (9) (12)	Provider of Electronic Equipment	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - May 1, 2019)	3 month LIBOR	9,940	9,928	9,753
New Media Holdings II LLC (8) (9)	Local Newspaper Operator	LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.25%, Secured Debt (Maturity - June 3, 2020)	3 month LIBOR	6,468	6,345	6,403
Nice-Pak Products, Inc. (8)	Pre-Moistened Wipes Manufacturer	LIBOR Plus 6.00% (Floor 1.50%), Current Coupon 7.50%, Secured Debt (Maturity - June 18, 2015)	1 month LIBOR	7,401	7,379	7,364
North Atlantic Trading Company, Inc. (8) (12)	Marketer/Distributor of Tobacco	LIBOR Plus 6.50% (Floor 1.25%), Current Coupon 7.75%, Secured Debt (Maturity -January 13, 2020)	3 month LIBOR	8,454	8,483	8,316
Novitex Acquisition, LLC (8) (12)	Provider of Document Management Services	LIBOR Plus 6.25% (Floor 1.25%), Current Coupon 7.5%, Secured Debt (Maturity - July 7, 2020)	3 month LIBOR	8,978	8,824	8,618
Panolam Industries International, Inc. (8)	Decorative Laminate Manufacturer	LIBOR Plus 6.25% (Floor 1.25%), Current Coupon 7.50%, Secured Debt (Maturity - August 23, 2017)	1 month LIBOR	7,844	7,800	7,726
Parq Holdings, LP (8) (9)	Hotel and Casino Operator	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity - December 17, 2020)	1 month LIBOR	6,226	6,077	6,133
Permian Holdings, Inc.	Storage Tank Manufacturer	10.50% Secured Bond (Maturity - January 15, 2018)	None	3,885	3,872	2,914
Pernix Therapeutics Holdings, Inc. (9) (11)	Pharmaceutical Royalty - Anti-Migraine	12.00% Secured Bond (Maturity - August 1, 2020)	None	3,500	3,500	3,500
Peroxychem, LLC. (8) (12)	Chemical Manufacturer	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.5%, Secured Debt (Maturity - February 28, 2020)	3 month LIBOR	6,461	6,433	6,397
Pike Corporation (8)	Construction and Maintenance Services for Electric Transmission and Distribution Infrastructure	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity - June 22, 2022) (14)	1 month LIBOR	10,000	9,751	9,883
Polyconcept Financial B.V. (8)	Promotional Products to Corporations and Consumers	LIBOR Plus 4.75% (Floor 1.25%), Current Coupon 6.00%, Secured Debt (Maturity - June 28, 2019)	1 month LIBOR	5,905	5,894	5,883
Premier Dental Services, Inc. (8)	Dental Care Services	LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity - November 1, 2018)	3 month LIBOR	4,963	4,987	4,739
Prowler Acquisition Corporation (8)	Specialty Distributor to the Energy Sector	LIBOR Plus 4.50% (Floor 1.00%), Current Coupon 5.50%, Secured Debt (Maturity - January 28, 2020)	3 month LIBOR	2,322	2,335	2,148
Quad-C JH Holdings (8)	Manufacturer and Distributor of Health Care Equipment & Supplies	LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity - May 9, 2020)	3 month LIBOR	4,457	4,433	4,406
Ravago Holdings America, Inc. (8)	Polymers Distributor	LIBOR Plus 4.50% (Floor 1.00%), Current Coupon 5.50%, Secured Debt (Maturity - December 20, 2020)	3 month LIBOR	5,955	5,995	5,985
RCHP, Inc. (8)	Region Non-Urban Hospital Owner/Operator	LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 10.50%, Secured Debt (Maturity - October 23, 2019) (14)	2 month LIBOR	6,500	6,455	6,484
Recorded Books, Inc. (8)	Audiobook and Digital Content Publisher	LIBOR Plus 4.25% (Floor 1.00%), Current Coupon 5.25%, Secured Debt (Maturity - January 31, 2020)	3 month LIBOR	4,331	4,314	4,266
Relativity Media, LLC (11)	Full-scale Film and Television Production and Distribution	10.00% Secured Debt (Maturity - May 30, 2015)	None	3,693	3,693	3,703
		15.00% PIK Secured Debt (Maturity - May 30, 2015) (14)	None	4,895	4,895	4,993
					8,588	8,696
Renaissance Learning, Inc. (8)	Technology-based K-12 Learning Solutions	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity - April 11, 2022) (14)	3 month LIBOR	2,000	1,981	1,920
RGL Reservoir Operations, Inc. (8) (9)	Oil & Gas Equipment & Services	LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity - August 13, 2021)	3 month LIBOR	3,990	3,875	3,219
RLJ Entertainment, Inc. (8) (11)	Movie and TV Programming Licensee and Distributor	LIBOR Plus 8.75% (Floor .25%), Current Coupon 9.00%, Secured Debt (Maturity - September 11, 2019)	3 month LIBOR	9,913	9,633	9,633
Sage Automotive Interiors, Inc (8)	Automotive Textiles Manufacturer	LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.00%, Secured Debt (Maturity - October 8, 2021) (14)	3 month LIBOR	5,000	4,951	4,975
SCE Partners, LLC (8) (11)	Hotel & Casino Operator	LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.25%, Secured Debt (Maturity - August 14, 2019)	1 month LIBOR	998	989	1,002
Sorenson Communications, Inc.	Manufacturer of Communication Products for Hearing Impaired	9.00% Secured Bond (Maturity - October 31, 2020) (14)	None	5,000	4,756	4,650
Sotera Defense Solutions, Inc. (8)	Defense Industry Intelligence Services	LIBOR Plus 7.50% (Floor 1.50%), Current Coupon 9.00%, Secured Debt (Maturity - April 21, 2017)	3 month LIBOR	3,748	3,555	3,467
Symphony Teleca Services, Inc. (8)	Outsourced Product Development	LIBOR Plus 4.75% (Floor 1.00%), Current Coupon 5.75%, Secured Debt (Maturity - August 7, 2019)	1 month LIBOR	6,000	5,945	5,970
Synagro Infrastructure Company, Inc. (8)	Waste Management Services	LIBOR Plus 5.25% (Floor 1.00%), Current Coupon 6.25%, Secured Debt (Maturity - August 22, 2020)	3 month LIBOR	3,965	3,948	3,913
Teleguam Holdings, LLC (8)	Cable and Telecom Services Provider	LIBOR Plus 7.50% (Floor 1.25%), Current Coupon 8.75%, Secured Debt (Maturity - June 10, 2019) (14)	1 month LIBOR	3,000	3,021	3,015
Templar Energy, LLC (8)	Oil & Gas Exploration & Production	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity - November 25, 2020) (14)	3 month LIBOR	3,000	2,979	2,169
Tervita Corporation (8) (9)	Oil and Gas Environmental Services	LIBOR Plus 5.00% (Floor 1.25%), Current Coupon 6.25%, Secured Debt (Maturity - May 15, 2018)	3 month LIBOR	2,475	2,486	2,302
The Topps Company, Inc. (8)	Trading Cards & Confectionary	LIBOR Plus 6.00% (Floor 1.25%), Current Coupon 7.25%, Secured Debt (Maturity - October 2, 2018)	3 month LIBOR	990	982	965
Therakos, Inc. (8)	Immune System Disease Treatment	LIBOR Plus 5.75% (Floor 1.25%), Current Coupon 7.00%, Secured Debt (Maturity - December 27, 2017)	3 month LIBOR	1,450	1,430	1,445
TOMS Shoes, LLC (8)	Global Designer, Distributor, and Retailer of Casual Footwear	LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity - October 30, 2020)	2 month LIBOR	5,000	4,511	4,625
Travel Leaders Group, LLC (8) (12)	Travel Agency Network Provider	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - December 5, 2018)	3 month LIBOR	8,431	8,401	8,431
USJ-IMECO Holding Company, LLC (8)	Marine Interior Design and Installation	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - April 16, 2020)	3 month LIBOR	7,947	7,925	7,828
Vantage Oncology, LLC	Outpatient Radiation Oncology Treatment Centers	9.50% Secured Bond (Maturity - June 15, 2017)	None	1,000	1,000	970
Vision Solutions, Inc. (8)	Provider of Information Availability Software	LIBOR Plus 4.50% (Floor 1.50%), Current Coupon 6.00%, Secured Debt (Maturity - July 23, 2016)	1 month LIBOR	1,461	1,465	1,454
		LIBOR Plus 8.00% (Floor 1.50%), Current Coupon 9.50%, Secured Debt (Maturity - July 23, 2017) (14)	1 month LIBOR	875	869	849
					2,334	2,303
Worley Claims Services, LLC (8) (11)	Insurance Adjustment Management and Services Provider	LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.00%, Secured Debt (Maturity - October 31, 2020)	1 month LIBOR	6,500	6,437	6,533
YP Holdings LLC (8)	Online and Offline Advertising Operator	LIBOR Plus 6.75% (Floor 1.25%), Current Coupon 8.00%, Secured Debt (Maturity - June 4, 2018)	1 month LIBOR	2,822	2,833	2,832

Subtotal Non-Control/Non-Affiliate Investments (5) (95% of total portfolio investments at fair value)					$465,663	$451,917

Total Portfolio Investments					$487,604	$473,862

Short Term Investments (20)
Fidelity Institutional Money Market Funds	—	Prime Money Market Portfolio, Class II Shares (21)	—	$10,979	$10,979	$10,979
US Bank Money Market Account (21)	—	—	—	1,938	1,938	1,938
UMB Bank Money Market Account (21)	—	—	—	5,654	5,654	5,654

Total Short Term Investments					$18,571	$18,571
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
(9) The investment is not a qualifying asset under the 1940 Act. A BDC may not acquire any asset other than qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of the BDC's total assets. As of December 31, 2014, approximately 7.9% of the Company's investments were considered non-qualifying.
(10) Investment is classified as a Lower Middle Market investment.
(11) Investment is classified as a Private Loan portfolio investment.
(12) Investment or portion of investment is under contract to purchase and met trade date accounting criteria as of December 31, 2014. Settlement occurred or is scheduled to occur after December 31, 2014. See Note 2 for summary of Security Transactions.
(13) Investment serviced by Main Street pursuant to servicing arrangements with the Company.
(14) Second lien secured debt investment.
(15) Investment is classified as an Other portfolio investment.
(16) Income producing through dividends or distributions.
(17) Unsecured debt investment.
(18) Investment is on non-accrual status as of December 31, 2014.
(19) Maturity date is under on-going negotiations with the portfolio company and other lenders, if applicable.
(20) Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less.
(21) Effective yield as of December 31, 2014 was approximately 0.01%.
(22) The 1, 2, 3, and 6 month LIBOR rates were 0.17%, 0.22%, 0.26% and 0.36%, respectively, as of December 31, 2014. The actual LIBOR rate for each loan listed may not be the applicable LIBOR rate as of December 31, 2014, as the loan may have been priced or repriced based on a LIBOR rate prior to or subsequent to December 31, 2014. The prime rate was 3.25% as of December 31, 2014.

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

The Company’s primary investment objective is to generate current income through debt and equity investments. A secondary objective of the Company is to generate long-term capital appreciation through such equity and equity related investments including warrants, convertible securities and other rights to acquire equity securities. The Company’s portfolio strategy calls for it to invest primarily in illiquid debt and equity securities issued by lower middle market ("LMM") companies, which generally have annual revenues between $10 million and $150 million, and middle market ("Middle Market") companies that are generally larger in size than the LMM companies. The Company categorizes some of its investments in LMM companies and Middle Market companies as private loan ("Private Loan") portfolio investments. Private Loan investments, often referred to in the debt markets as “club deals,” are investments, generally in debt instruments, that the Company originates on a collaborative basis with other investment funds. Private Loan investments are typically similar in size, structure, terms and conditions to investments the Company holds in its LMM portfolio and Middle Market portfolio. The Company’s portfolio also includes other portfolio ("Other Portfolio") investments which primarily consist of investments that are not consistent with the typical profiles for its LMM portfolio investments, Middle Market portfolio investments or Private Loan portfolio investments, including investments which may be managed by third parties.

The Company previously registered for sale up to 150,000,000 shares of common stock pursuant to a registration statement on Form N-2 (File No. 333-178548) which was initially declared effective by the Securities and Exchange Commission (the “SEC”) on June 4, 2012 (the “Initial Offering”). The Initial Offering terminated on December 1, 2015. The Company had raised approximately $601.2 million under the Initial Offering, including proceeds from the dividend reinvestment plan of approximately $22.0 million. On January 5, 2016, the SEC declared the registration statement on Form N-2 (File No. 333-204659), as amended, effective under which the Company registered for sale up to $1,500,000,000 worth of shares of common stock (the “Offering”).

The business of the Company is managed by HMS Adviser LP (the “Adviser”), a Texas limited partnership and affiliate of Hines Interests Limited Partnership (“Hines”), under an Investment Advisory and Administrative Services Agreement dated May 31, 2012, as amended (the “Investment Advisory Agreement”). The Company and the Adviser have retained MSC Adviser I, LLC (the "Sub-Adviser"), a wholly owned subsidiary of Main Street Capital Corporation ("Main Street"), a New York Stock Exchange listed BDC, as the Company’s investment sub-adviser, pursuant to an Investment Sub-Advisory Agreement (the “Sub-Advisory Agreement”) to identify, evaluate, negotiate and structure prospective investments, make investment and portfolio management recommendations for approval by the Adviser, monitor the Company’s investment portfolio and provide certain ongoing administrative services to the Adviser. The Adviser and the Sub-Adviser are collectively referred to as the "Advisers", and each is registered under the Investment Advisers Act of 1940, as amended (the "Advisers Act"). Upon the execution of the Sub-Advisory Agreement, Main Street became an affiliate of the Company. The Company has engaged Hines Securities, Inc. (the “Dealer Manager”), an affiliate of the Adviser, to serve as the Dealer Manager for the Offering. The Dealer Manager is responsible for marketing the Company’s shares of common stock being offered pursuant to the Offering.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The Company is an investment company, as defined in the accounting and reporting guidance under Topic 946, Financial Services-Investment Companies, of the Financial Accounting Standards Board’s (“FASB’s”) Accounting Standards Codification, as amended (“ASC”). The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its wholly owned consolidated subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Under the 1940 Act rules and regulations, Articles 6 and 10 of Regulation S-X under the Securities Act of 1933, as amended, and ASC Topic 946, the Company is precluded from consolidating portfolio company investments, including those in which it has a controlling interest, unless the portfolio company is a wholly owned investment company. An exception to this general principle occurs if the Company owns a controlled operating company whose purpose is to provide services directly to the Company such as an investment adviser or transfer agent. None of the investments made by the Company qualifies for this exception. Therefore, the Company’s portfolio investments are carried on the consolidated balance sheet at fair value, as discussed below, with changes to fair value recognized as “Net Unrealized Appreciation (Depreciation)” on the Consolidated Statements of Operations until the investment is realized, usually upon exit, resulting in any gain or loss on exit being recognized as a realized gain or loss.

Reclassifications

Certain amounts in the Consolidated Statements of Changes in Net Assets related to selling commissions, dealer manager fees and issuances under our dividend reinvestment plan have been disaggregated as of December 31, 2015.  The prior periods have been reclassified to conform to this presentation as of December 31, 2015.

Use of Estimates

The preparation of the financial statements requires the Company to make estimates and judgments that affect the reported amounts and disclosures of assets, liabilities and contingencies as of the date of the financial statements and accompanying notes. The Company evaluates its assumptions and estimates on an ongoing basis. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. Additionally, application of the Company’s accounting policies involves exercising judgments regarding assumptions as to future uncertainties. Actual results may differ from these estimates under different assumptions or conditions. Significant estimates are used in the determination of fair value of investments. See Note 3 — Fair Value Hierarchy for Investments for a description of these estimates.

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

Valuation of Portfolio Investments

The Company accounts for its portfolio investments at fair value under the provisions of the ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. ASC 820 requires the Company to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal market that are independent, knowledgeable, and willing and able to transact.

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

With respect to investments for which market quotations are not readily available, the Company's board of directors will undertake a multi-step valuation process, as described below:

•	The Company's valuation process begins with each portfolio company or investment being initially valued by investment professionals of the Advisers responsible for credit monitoring.

•	Preliminary valuation conclusions are then documented and discussed with the Company's senior management and the Advisers.

•	The board of directors reviews these preliminary valuations.

•	For the LMM portfolio companies and certain Private Loan portfolio companies, the Company has valuations reviewed by an independent valuation firm on a periodic basis.

•	The board of directors discusses valuations and determines the fair value of each investment in the Company's portfolio in good faith.

Pursuant to its internal valuation process and the requirements under the 1940 Act, the Company performs valuation procedures on its investments in each LMM portfolio company and certain Private Loan portfolio companies (the "Internally Valued Investments") once a quarter. Among other things, the Company generally consults with a nationally recognized independent valuation firm on the Internally Valued Investments at least once in every calendar year, and for new Internally Valued Investments, at least once in the twelve-month period subsequent to the initial investment. In certain instances, the Company may determine that it is not cost-effective, and as a result is not in its stockholders’ best interest, to consult with the nationally recognized independent valuation firm on its investments in one or more of these Internally Valued Investments. Such instances include situations where the fair value of the Company's investment is determined to be insignificant relative to the total investment portfolio. For the year ended December 31, 2015, the Company consulted with its independent valuation firm in arriving at the Company’s determination of fair value on its investments in a total of 11 of the 16 LMM portfolio companies, representing approximately 60.9% of the total LMM portfolio at fair value, and seven of the 20 Private Loan portfolio companies, representing approximately 27.8% of the total Private Loan portfolio at fair value. For the year ended December 31, 2014, the Company consulted with its independent valuation firm in arriving at the Company’s determination of fair value on its investments in a total of two of the 11 LMM portfolio companies, representing approximately 8.2% of the total LMM portfolio at fair value, and zero of the nine Private Loan portfolio companies, representing approximately 0.0% of the total Private Loan portfolio at fair value.

Due to the inherent uncertainty in the valuation process, the Company’s estimate of fair value may differ materially from the values that would have been used had an active market for the securities existed. In addition, changes in the market environment, portfolio company performance and other events that may occur over the lives of the investments may cause the amounts ultimately realized upon sale, liquidation or other exit of these investments to be materially different than the valuations currently assigned. The Company estimates the fair value of each individual investment and records changes in fair value as unrealized appreciation or depreciation in the Consolidated Statements of Operations.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid investments with an original maturity of three months or less at the date of purchase. These highly liquid, short term investments are included in the Consolidated Schedule of Investments. Cash and cash equivalents are carried at cost, which approximates fair value.

Security Transactions

Security transactions are accounted for on the trade date. As of the trade date, the investment is derecognized for security sales and recognized for security purchases. As of December 31, 2015 and 2014, the Company had five and 11 investments at contract prices of $11.7 million and $50.5 million, respectively, under contract to purchase which had not yet settled. These investments have been recognized by the Company and are included in the Consolidated Schedule of Investments. The settlement obligations are presented in the line item “Payable for securities purchased" at the contract price. As of December 31, 2015 and 2014, the Company had one and three investments at contract prices of $2.0 million and $3.0 million, respectively, under contract to sell which had not yet settled. These investments were derecognized by the Company and are not included in the Consolidated Schedule of Investments. The sale trades are presented in the line item “Receivable for securities sold” at the contract price.

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

As of December 31, 2015, the Company had two debt investments in one portfolio company that were more than 90 days past due and had three debt investments in two portfolio companies that were on non-accrual status. These portfolio companies experienced a significant decline in credit quality raising doubt around the Company's ability to collect the principal and interest contractually due. Given the credit deterioration of these portfolio companies, no interest income has been recognized on two of the three non-accrual debt investments during the year ended December 31, 2015. For the other non-accrual debt investment, an allowance of $196,000 was booked for the interest income recognized during the three months ended December 31, 2015 though no allowance was booked for the interest income recognized during the nine months ended September 30, 2015 due to receipt of the related interest payments. Aside from these three investments on non-accrual status as of December 31, 2015, the Company is not aware of any material changes to the creditworthiness of the borrowers underlying its debt investments.

As of December 31, 2014, the Company had no investments that were more than 90 days past due but had two debt investments in one portfolio company that were on non-accrual status. Given the credit deterioration of this portfolio company, no interest income has been recognized on these debt investments during the year ended December 31, 2014.

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

As of December 31, 2015 and 2014, the Company held seven and four investments, respectively, which contained a PIK provision. As discussed above, two of the seven investments with PIK provisions, as of December 31, 2015 and December 31, 2014, were on non-accrual status, and no PIK interest was recorded on these investments during the years ended December 31, 2015 and December 31, 2014. For the years ended December 31, 2015, 2014 and 2013, the Company capitalized $1.2 million, $274,000 and $80,000, respectively, of PIK interest. The Company stops accruing PIK interest and writes off any accrued and uncollected interest in arrears when it determines that such PIK interest in arrears is no longer collectible.

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

A presentation of the investment income the Company received from its investment portfolio in each of the periods presented (dollars in thousands) is as follows:

	Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013
Interest, Fee and Dividend Income
Interest Income	$63,864	$18,885	$2,758
Fee Income	1,072	328	—
Dividend Income	453	—	—
Total Interest, Fee and Dividend Income	$65,389	$19,213	$2,758

Unearned Income – Original Issue Discount / Premium to Par Value

The Company may purchase debt investments at a value different than par value. For purchases at less than par value, a discount is recorded, which is accreted into interest income based on the effective interest method over the life of the debt investment. For purchases at greater than par value, a premium is recorded, which is amortized as a reduction to interest income based on the effective interest method over the life of the investment. Upon repayment or sale, any unamortized discount or premium is also fully amortized as an adjustment to interest income. For the years ended December 31, 2015, 2014 and 2013 the Company accreted a net $4.4 million, $1.1 million and $194,000 respectively, into interest income.

Net Realized Gains or Losses from Investments and Net Change in Unrealized Appreciation (Depreciation) from Investments

Generally, net realized gains or losses are measured by the difference between the net proceeds from the sale or redemption of an investment and the principal amount, without regard to unrealized appreciation or depreciation previously recognized, and includes investments written-off during the period net of recoveries and realized gains or losses from in-kind redemptions. Net change in unrealized appreciation or depreciation from investments reflects the net change in the fair value of the investment portfolio and the reclassification of any prior period unrealized appreciation (depreciation) on exited investments to realized gains or losses.

Deferred Financing Costs

Deferred financing costs represent fees and other direct costs incurred in connection with arranging the Company’s borrowings. These costs were incurred in connection with the Company’s revolving credit facilities (see Note 4 — Borrowings for a discussion regarding the Credit Facilities) and have been capitalized. The deferred financing costs are being amortized to interest expense using the straight-line method over the life of the related credit facility, which the Company believes is materially consistent with the effective interest method. For the years ended December 31, 2015, 2014 and 2013, the Company amortized approximately $1.2 million, $438,000, and $94,000 respectively, into interest expense related to deferred financing costs.

Organizational and Offering Costs

In accordance with the Investment Advisory Agreement and the Sub-Advisory Agreement, the Company will reimburse the Advisers for any organizational expenses and Offering costs that are paid on the Company’s behalf, which consist of, among other costs, expenses of the Company’s organization, actual legal, accounting, bona fide out-of-pocket itemized and detailed due diligence costs, printing, filing fees, transfer agent costs, postage, escrow fees, data processing fees, advertising and sales literature and other Offering costs. Pursuant to the terms of the Investment Advisory Agreement and Sub-Advisory Agreement, the Advisers are responsible for the payment of Offering costs to the extent they exceed 1.5% of the aggregate gross proceeds from the Offering.

As of December 31, 2015 and December 31, 2014, the Advisers incurred approximately $10.1 million and $6.8 million, respectively, of offering costs on the Company’s behalf since inception. It is expected that aggregate gross proceeds from the sales of common stock will be at a level that will require the Company to reimburse the Advisers for these costs, therefore the Company has recorded a due to affiliates liability and capitalized the deferred offering costs. As of December 31, 2015, the balance of the due to affiliate liability related to organizational and offering costs was $1.1 million. On a regular basis, management reviews capital raise projections to evaluate the likelihood of the capital raise reaching a level that would require the Company to reimburse the Adviser for the offering costs incurred on the Company's behalf. Based on the $10.1 million of stock offering costs incurred by the Adviser through December 31, 2015, the Company would have to raise approximately $675.0 million to be obligated to reimburse the Adviser for all of these costs. Commencing with the Company’s initial closing, which occurred on September 17, 2012, and continuing with every closing thereafter, 1.5% of the proceeds of such closings will be amortized as a charge to additional paid in capital and a reduction of deferred stock offering costs, until such asset is fully amortized. As of December 31, 2015, approximately $9.0 million has been amortized. The Company expects to reimburse the Advisers for such costs incurred on its behalf on a monthly basis up to a maximum aggregate amount of 1.5% of the gross stock offering proceeds. Pursuant to the terms of the Investment Advisory Agreement and Sub-Advisory Agreement, the Adviser and Sub-Adviser will be responsible for the payment of organizational and stock offering expenses to the extent they exceed 1.5% of gross stock offering proceeds.

Payable for Unsettled Trades

The Company accepted stockholders' subscriptions on a weekly basis during the Initial Offering which terminated on December 1, 2015. Since the SEC had not declared the Offering effective as of December 31, 2015, there were no subscriptions received, for which shares of common stock were not issued by December 31, 2015. For subscriptions received, for which shares of common stock were not issued by December 31, 2014, the amounts of such subscriptions are presented as cash and as a payable for unsettled trades. The shares issued in exchange for these subscriptions were issued and outstanding on January 2, 2015.

Per Share Information

Net increase (decrease) in net assets resulting from operations per share, net investment income per share, and net realized income per share are calculated based upon the weighted average number of shares of common stock outstanding during the reporting period.

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

Fair Value of Financial Instruments

Fair value estimates are made at discrete points in time based on relevant information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. The Company believes that the carrying amounts of its financial instruments, consisting of cash, accounts receivable from affiliates, interest payable to affiliates, other accrued expenses and liabilities, and notes payable approximate the fair values of such items due to the short term nature of these instruments.

Income Taxes

The Company has elected to be treated for U.S. federal income tax purposes as a RIC. As a RIC, the Company generally will not pay corporate-level U.S. federal income taxes on net ordinary income or capital gains that the Company timely distributes each taxable year to it stockholders from taxable earnings and profits. To qualify as a RIC in any taxable year, the Company must, among other things, satisfy certain source-of-income and asset diversification requirements. In addition, the Company must distribute an amount in each taxable year generally at least equal to 90% of its investment company taxable income, determined without regard to any deduction for dividends paid, in order to maintain its ability to be subject to tax as a RIC (the "Annual Distribution Requirement"). As a part of maintaining our RIC status, undistributed taxable income (subject to a 4% excise tax) pertaining to a given taxable year may be distributed up to 12 months subsequent to the end of that taxable year, provided such distributions are declared prior to the earlier of eight-and-one-half months after the close of that taxable year or the filing of the federal income tax return for such prior taxable year. In order to avoid this excise tax, the Company needs to distribute, in respect of each calendar year an amount at least equal to the sum of (1) 98.0% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of its capital gain in excess of capital loss, or capital gain net income, (adjusted for certain ordinary losses) for the one-year period ending October 31 in that calendar year (or, if we so elect, for that calendar year) and (3) any net ordinary income and capital gain net income for preceding years that was not distributed with respect to such years and on which the Company paid no U.S. federal income tax (the “Excise Tax Avoidance Requirement”).

The Company has formed a wholly owned subsidiary, HMS Equity Holding, LLC ("HMS Equity Holding"), which has elected to be a taxable entity. HMS Equity Holding primarily holds equity investments in portfolio companies which are “pass through” entities for tax purposes. It is consolidated for GAAP reporting purposes, and the portfolio investments held by it are included in the consolidated financial statements as portfolio investments recorded at fair value. It is not consolidated with the Company for income tax purposes and may generate income tax expense, or benefit, and the related tax assets and liabilities, as a result of the Company's ownership of certain portfolio investments. This income tax expense, or benefit, if any, and the related tax assets and liabilities, are reflected in the Company's consolidated financial statements.

HMS Equity Holding uses the liability method in accounting for income taxes. Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, using statutory tax rates in effect for the year in which the temporary differences are expected to reverse. A valuation allowance is provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses. Taxable income generally excludes net unrealized appreciation or depreciation, as investment gains or losses are not included in taxable income until they are realized.

Uncertainty in Income Taxes

The Company evaluates its tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is "more likely than not" to be sustained assuming examination by taxing authorities. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the consolidated statements of operations.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 supersedes the revenue recognition requirements under ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the ASC. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Under the new guidance, an entity is required to perform the following five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The new guidance will significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. Additionally, the guidance requires improved disclosures as to the nature, amount, timing and uncertainty of revenue that is recognized. In August

2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date which defers the effective date of ASU 2014-09 by one year for all entities under GAAP. The new guidance will be effective for the annual reporting period beginning after December 15, 2017, including interim periods within that reporting period. Early adoption would be permitted for annual reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact the adoption of this new accounting standard will have on the Company's consolidated financial statements and disclosures.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs which amends the required presentation of debt issuance costs on the balance sheet. The guidance will require that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the ASU No. 2015-03. For public business entities, the guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. In August 2015, the FASB issued ASU No. 2015-15, Interest—Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements which clarified ASU 2015-03. This guidance allows an entity to defer and present debt issuance costs for line-of-credit arrangements as an asset and subsequently amortize these deferred costs over the term of the line-of-credit arrangement. The Company is expected to make the required changes to the debt presentation on the consolidated balance sheet as of the effective date of this new guidance.

In May 2015, the FASB issued ASU 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This ASU removes, from the fair value hierarchy, investments which measure fair value using NAV per share practical expedient. Instead, an entity is required to include those investments as a reconciling line item so that the total fair value amount of investments in the disclosure is consistent with the amount on the balance sheet. For public companies, this ASU is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendment should be applied retrospectively to all periods presented. The Company is expected to make the required changes to the fair value hierarchy disclosure as of the effective date of this new guidance.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities which amends the guidance related to the classification and measurement of investments in equity securities. The guidance requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. The ASU will also amend the guidance related to the presentation of certain fair value changes for financial liabilities measured at fair value and certain disclosure requirements associated with the fair value of financial instruments. For public companies, this ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact that ASU 2016-01 will have on its consolidated financial statements and disclosures.

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

As required by ASC Topic 820, when the inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement in its entirety. For example, a Level 3 fair value measurement may include inputs that are observable (Levels 1 and 2) and unobservable (Level 3). Therefore, gains and losses for such investments categorized within the Level 3 table below may include changes in fair value that are attributable to both observable inputs (Levels 1 and 2) and unobservable inputs (Level 3). The Company conducts reviews of fair value hierarchy classifications on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain investments.

As of December 31, 2015 and December 31, 2014, the Company’s investment portfolio was comprised of debt securities, equity investments, and Other Portfolio investments. The fair value determination for these investments primarily consisted of unobservable (Level 3) inputs.

As of December 31, 2015 and December 31, 2014, all of the Company’s LMM portfolio investments consisted of illiquid securities issued by private companies. The fair value determination for the LMM portfolio investments primarily consisted of unobservable inputs. As a result, all of the Company’s LMM portfolio investments were categorized as Level 3 as of December 31, 2015 and December 31, 2014.

As of December 31, 2015 and December 31, 2014, the Company's Middle Market portfolio investments consisted primarily of Middle Market investments in secured and unsecured debt investments and independently rated debt investments. The fair value determination for these investments consisted of a combination of (1) observable inputs in non-active markets for which sufficient observable inputs were available to determine the fair value of these investments, (2) observable inputs in the non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and (3) unobservable inputs. As a result, all of the Company’s Middle Market portfolio investments were categorized as Level 3 as of December 31, 2015 and December 31, 2014.

As of December 31, 2015 and December 31, 2014, the Company’s Private Loan portfolio investments primarily consisted of debt investments. The fair value determination for Private Loan investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of the Company’s Private Loan portfolio investments were categorized as Level 3 as of December 31, 2015 and December 31, 2014.

As of December 31, 2015, the Company’s Other Portfolio investments consisted of illiquid securities issued by private companies. The fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of the Company’s Other Portfolio equity investments were categorized as Level 3 as of December 31, 2015 and December 31, 2014.

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

The following table presents fair value measurements of the Company’s investments, by major class, as of December 31, 2015 according to the fair value hierarchy (dollars in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First lien secured debt investments	$—	$—	$676,437	$676,437
Second lien secured debt investments	—	—	140,459	140,459
Unsecured debt investments	—	—	870	870
Equity investments	—	—	35,222	35,222
Total	$—	$—	$852,988	$852,988

The following table presents fair value measurements of the Company’s investments, by major class, as of December 31, 2014 according to the fair value hierarchy (dollars in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First lien secured debt investments	$—	$—	$375,038	$375,038
Second lien secured debt investments	—	—	85,191	85,191
Unsecured debt investments	—	—	2,250	2,250
Equity investments	—	—	11,383	11,383
Total	$—	$—	$473,862	$473,862

The following table presents fair value measurements of the Company’s investments, by investment classification, segregated by the level within the fair value hierarchy as of December 31, 2015 (dollars in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
LMM portfolio investments	$—	$—	$85,460	$85,460
Private Loan investments	—	—	111,088	111,088
Middle Market investments	—	—	645,913	645,913
Other Portfolio investments	—	—	10,527	10,527
Total	$—	$—	$852,988	$852,988

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

The significant unobservable inputs used in the fair value measurement of the Company’s LMM equity securities and Private Loan equity securities, which are generally valued through an average of the discounted cash flow technique and the market comparable/enterprise value technique (unless one of these approaches is not applicable), are (i) EBITDA multiples and (ii) the weighted average cost of capital (“WACC”). Significant increases (decreases) in EBITDA multiple inputs in isolation would result in a significantly higher (lower) fair value measurement. Conversely, significant increases (decreases) in WACC inputs in isolation would result in a significantly lower (higher) fair value measurement. The significant unobservable inputs used in the fair value measurement of the Company’s LMM, Middle Market and Private Loan debt investments are (i) risk adjusted discount rates used in the Yield-to-Maturity valuation technique (described in Note 2 — Basis of Presentation and Summary of Significant Accounting Policies — Valuation of Portfolio Investments) and (ii) the percentage of expected principal recovery. Significant increases (decreases) in any of these discount rates in isolation would result in a significantly lower (higher) fair value measurement. Significant increases (decreases) in any of these expected principal recovery percentages in isolation would result in a significantly higher (lower) fair value measurement. However, due to the nature of certain investments, fair value measurements may be based on other criteria, such as third-party appraisals of collateral and fair values as determined by independent third parties, which are not presented in the table below.

The following table, which is not intended to be all inclusive, presents the significant unobservable input of the Company’s Level 3 investments as of December 31, 2015 (dollars in thousands):

	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range	Weighted Average (2)
LMM equity investments	$24,165	Discounted Cash Flows	WACC	11.9% - 16.3%	13.9%
		Market Approach/Enterprise Value	EBITDA Multiples (1)	5.0x - 18.8x	10.8x
			NAV Multiple	2.0x	2.0x
LMM debt portfolio investments	61,295	Discounted Cash Flows	Expected Principal Recovery	100.0%	100.0%
			Risk Adjusted Discount Factor	10.3% - 14.5%	12.7%
Private Loan debt investments	60,173	Market Approach	Third Party Quotes	96.5% - 99.0%	97.7%
Private Loan debt investments	50,385	Discounted Cash Flows	Expected Principal Recovery	16.6% - 100.0%	98.1%
			Risk Adjusted Discount Factor	9.1% - 15.4%	10.5%
Private Loan equity investments	530	Market Approach/Enterprise Value	EBITDA Multiples (1)	4.5x - 10.8x	9.1x
			Revenue Multiples	3.1x	3.1x
			WACC	12.5%	12.5%
Middle Market investments	645,913	Market Approach	Third Party Quotes	12.1% - 100.1%	91.5%
Other Portfolio investments	10,527	Market Approach	NAV	98.9%	98.9%
	$852,988
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

The following table, which is not intended to be all inclusive, presents the significant unobservable input of the Company’s Level 3 investments as of December 31, 2014 (dollars in thousands):

	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range	Weighted Average (2)
LMM equity investments	$9,808	Discounted Cash Flows	WACC	21.2%	21.2%
		Market Approach/Enterprise Value	EBITDA Multiples (1)	4.2x - 8.5x	6.2x
LMM debt portfolio investments	23,808	Discounted Cash Flows	Expected Principal Recovery	100.0%	100.0%
			Risk Adjusted Discount Factor	10% - 12%	11.0%
Private Loan debt investments	26,713	Market Approach	Third Party Quotes	100% - 102%	100.5%
Private Loan debt investments	20,942	Discounted Cash Flows	Expected Principal Recovery	42% - 100%	95.0%
			Risk Adjusted Discount Factor	5% - 10%	7.5%
Middle Market investments	391,016	Market Approach	Third Party Quotes	67% - 102%	96.3%
Other Portfolio investments	1,575	Market Approach	NAV	N/A	N/A
	$473,862
(1) EBITDA may include pro forma adjustments and/or other add-backs based on specific circumstances related to each investment.
(2) Weighted average excludes investments for which the significant unobservable input was not utilized in the fair value determination.

The following table provides a summary of changes in fair value of the Company’s Level 3 portfolio investments for the year ended December 31, 2015 (dollars in thousands):

Type of Investment	January 1, 2015 Fair Value	Transfers Into Level 3 Hierarchy	Payment-in-Kind Interest Accrual	New Investments (1)	Sales/ Repayments	Net Unrealized Appreciation (Depreciation)	Net Realized Gain (Loss)	December 31, 2015 Fair Value
LMM Equity	$9,808	$—	$78	$12,111	$(15)	$2,183	$—	$24,165
LMM Debt	23,808	—	30	39,526	(2,144)	124	(49)	61,295
Private Loan Equity	—	—	—	572	—	(42)	—	530
Private Loan Debt	47,655	—	1,115	109,400	(40,927)	(1,221)	(5,464)	110,558
Middle Market	391,016	—	—	425,996	(132,234)	(38,870)	5	645,913
Other Portfolio	1,575	—	—	9,082	—	(130)	—	10,527
Total	$473,862	$—	$1,223	$596,687	$(175,320)	$(37,956)	$(5,508)	$852,988
(1) Column includes changes to investments due to the net accretion of discounts/premiums and amortization of fees.

The following table provides a summary of changes in fair value of the Company’s Level 3 portfolio investments for the year ended December 31, 2014 (dollars in thousands):

Type of Investment	January 1, 2014 Fair Value	Transfers Into Level 3 Hierarchy	Payment-in- Kind Interest Accrual	New Investments (1)	Sales/ Repayments	Net Unrealized Appreciation (Depreciation)	Net Realized Gain (Loss)	December 31, 2014 Fair Value
LMM Equity	$—	$—	$—	$9,808	$—	$—	$—	$9,808
LMM Debt	1,500	—	—	22,381	(90)	17	—	23,808
Private Loan Debt	2,906	—	274	46,408	(130)	(1,803)	—	47,655
Middle Market	57,748	4,728	—	440,106	(99,158)	(12,428)	20	391,016
Other Portfolio	—	—	—	1,575	—	—	—	1,575
Total	$62,154	$4,728	$274	$520,278	$(99,378)	$(14,214)	$20	$473,862
(1) Column includes changes to investments due to the net accretion of discounts/premiums and amortization of fees.

For the years ended December 31, 2015 and 2014, there were transfers of $0 and $4.7 million, respectively, between Level 2 and Level 3 portfolio investments. The transfers represent Middle Market investments which are valued based upon third party quotes with limited activity and observability of inputs. In prior periods, these were classified as Level 2 fair value measurements. As of December 31, 2014, the Company obtained information regarding the quotes, including the number of quotes used to value these investments. Given the lack of observable inputs of the third party quotes, these investments were determined to be Level 3 fair value measurements as of December 31, 2014.

Portfolio Investment Composition

The composition of the Company’s investments as of December 31, 2015, at cost and fair value, was as follows (dollars in thousands):

	December 31, 2015
	Investments at Cost	Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First lien secured debt investments	$719,941	79.6%	$676,437	79.3%
Second lien secured debt investments	148,906	16.5%	140,459	16.5%
Unsecured debt investments	2,630	0.3%	870	0.1%
Equity investments	32,025	3.5%	34,020	4.0%
Equity warrants	1,187	0.1%	1,202	0.1%
Total	$904,689	100.0%	$852,988	100.0%

The composition of the Company’s investments as of December 31, 2014, at cost and fair value, was as follows (dollars in thousands):

	December 31, 2014
	Investments at Cost	Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First lien secured debt investments	$385,937	79.1%	$375,038	79.1%
Second lien secured debt investments	87,710	18.1%	85,191	18.0%
Unsecured debt investments	2,574	0.5%	2,250	0.5%
Equity investments	11,308	2.3%	11,308	2.4%
Equity warrants	75	—%	75	—%
Total	$487,604	100.0%	$473,862	100.0%

The composition of the Company’s investments by geographic region of the United States as of December 31, 2015, at cost and fair value, was as follows (dollars in thousands) (since the Other Portfolio investments do not represent a single geographic region, this information excludes Other Portfolio investments):

	December 31, 2015
	Investments at Cost	Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Northeast	$178,900	20.0%	$171,284	20.3%
Southeast	188,237	21.1%	188,401	22.4%
West	140,576	15.7%	127,353	15.1%
Southwest	159,579	17.8%	135,473	16.1%
Midwest	168,769	18.9%	165,113	19.6%
Non-United States	57,971	6.5%	$54,837	6.5%
Total	$894,032	100.0%	$842,461	100.0%

The composition of the Company’s investments by geographic region of the United States as of December 31, 2014, at cost and fair value, was as follows (dollars in thousands) (since the Other Portfolio investment does not represent a single geographic region, this information excludes the Other Portfolio investment):

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

The composition of the Company’s total investments by industry as of December 31, 2015 and December 31, 2014, at cost and fair value was as follows (since the Other Portfolio investments do not represent a single industry, this information excludes Other Portfolio investments):

	Cost		Fair Value
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Hotels, Restaurants, and Leisure	10.7%	7.5%	11.2%	7.6%
Media	7.8%	9.4%	7.9%	9.2%
Commercial Services and Supplies	5.4%	2.3%	5.5%	2.3%
IT Services	5.4%	7.1%	5.5%	7.1%
Oil, Gas, and Consumable Fuels	4.9%	5.6%	3.1%	4.7%
Diversified Consumer Services	4.7%	4.5%	4.5%	4.6%
Health Care Providers and Services	4.7%	3.7%	4.7%	3.8%
Internet Software and Services	4.2%	2.9%	4.4%	3.0%
Specialty Retail	4.1%	2.5%	3.7%	2.4%
Auto Components	3.9%	3.8%	3.9%	3.9%
Energy Equipment and Services	3.4%	3.3%	2.8%	2.7%
Diversified Telecommunication Services	3.1%	1.4%	3.3%	1.4%
Food Products	3.1%	5.1%	3.2%	5.1%
Construction and Engineering	3.0%	3.5%	3.1%	3.7%
Electronic Equipment, Instruments & Components	2.8%	2.6%	2.8%	2.7%
Software	2.4%	3.7%	2.6%	3.8%
Health Care Equipment and Supplies	2.1%	1.4%	2.2%	1.4%
Leisure Equipment and Products	2.1%	1.6%	2.2%	1.6%
Pharmaceuticals	2.1%	2.1%	2.3%	2.2%
Diversified Financial Services	1.7%	—%	1.7%	—%
Internet and Catalog Retail	1.6%	1.5%	1.6%	1.5%
Machinery	1.6%	3.0%	1.8%	3.1%
Aerospace and Defense	1.5%	1.4%	1.6%	1.4%
Tobacco	1.3%	1.7%	1.3%	1.8%
Distributors	1.2%	1.6%	1.3%	1.6%
Textiles, Apparel, & Luxury Goods	1.1%	2.1%	1.0%	2.2%
Utilities	1.1%	—%	1.2%	—%
Professional Services	1.0%	1.2%	1.0%	1.2%
Marine	0.9%	1.6%	0.9%	1.7%
Metals and Mining	0.8%	1.6%	0.9%	1.6%
Capital Markets	0.8%	—%	0.9%	—%
Personal Products	0.8%	—%	0.9%	—%
Building Products	0.8%	—%	0.9%	—%
Insurance	0.7%	1.3%	0.7%	1.4%
Automobiles	0.6%	1.2%	0.6%	1.3%
Food & Staples Retailing	0.6%	—%	0.6%	—%
Communications Equipment	0.6%	—%	0.6%	—%
Consumer Finance	0.4%	0.5%	0.4%	0.5%
Air Freight & Logistics	0.3%	0.6%	0.5%	0.7%
Chemicals	0.3%	3.0%	0.3%	3.1%
Containers and Packaging	0.2%	0.5%	0.2%	0.5%
Airlines	0.2%	—%	0.2%	—%
Household Products	—%	1.6%	—%	1.6%
Healthcare Technology	—%	1.0%	—%	1.0%
Life Sciences Tools and Services	—%	0.3%	—%	0.3%
Electric Utilities	—%	0.3%	—%	0.3%
Total	100.0%	100.0%	100.0%	100.0%

Note 4 — Borrowings

On March 11, 2014, the Company entered into a $70 million senior secured revolving credit facility (as amended from time to time, the "Capital One Credit Facility") with Capital One, National Association ("Capital One"), as administrative agent, and other banks as participants (together with Capital One, the "Lenders"). The Capital One Credit Facility has subsequently been amended on multiple occasions, most recently on May 29, 2015, increasing the revolver commitments to $125 million, with an accordion provision allowing borrowing capacity to increase up to $150 million. Borrowings under the Capital One Credit Facility bear interest, subject to the Company’s election, on a per annum basis equal to (i) the adjusted London Interbank Offered Rate ("LIBOR") rate plus 2.75% or (ii) the base rate plus 1.75%. The base rate is defined as the higher of (a) the prime rate or (b) the Federal Funds Rate (as defined in the credit agreement) plus 0.5%. The adjusted LIBOR rate is defined in the credit agreement for the Capital One Credit Facility as the one-month LIBOR rate plus such amount as adjusted for statutory reserve requirements for Eurocurrency liabilities. As of December 31, 2015, the one-month LIBOR rate was 0.43%. The Company pays an annual unused commitment fee of 0.25% on the unused revolver commitments if more than 50% of the revolver commitments are being used and an annual commitment fee of 0.375% on the unused revolver commitments if less than 50% of the revolver commitments are being used. The Capital One Credit Facility has a three-year term, maturing March 11, 2017, with two, one-year extension options, subject to approval of the Lenders.

The Capital One Credit Facility, as amended, permits the creation of certain "Structured Subsidiaries," which are not guarantors under the Capital One Credit Facility and which are permitted to incur debt outside of the Capital One Credit Facility. Borrowings under the Capital One Credit Facility are secured by all of the Company’s assets, other than the assets of Structured Subsidiaries, as well as all of the assets, and a pledge of equity ownership interests, of any future subsidiaries of the Company (other than Structured Subsidiaries). The credit agreement for the Capital One Credit Facility contains affirmative and negative covenants usual and customary for credit facilities of this nature, including: (i) maintaining a minimum interest coverage ratio of at least 2.0 to 1.0; (ii) maintaining an asset coverage ratio of at least 2.25 to 1.0; and (iii) maintaining a minimum consolidated tangible net worth, excluding Structured Subsidiaries, of at least $50 million. Further, the Capital One Credit Facility contains limitations on incurrence of other indebtedness (other than by the Structured Subsidiaries), limitations on industry concentration, and an anti-hoarding provision to protect the collateral under the Capital One Credit Facility. Additionally, the Company must provide information to Capital One on a regular basis, preserve its corporate existence, comply with applicable laws, including the 1940 Act, pay obligations when they become due, and invest the proceeds of the sales of common stock in accordance with its investment objectives and strategies (as set forth in the Capital One Credit Facility). Further, the credit agreement contains usual and customary default provisions including: (i) a default in the payment of interest and principal; (ii) insolvency or bankruptcy of the Company; (iii) a material adverse change in the Company's business; or (iv) breach of any covenant, representation or warranty in the loan agreement or other credit documents and failure to cure such breach within defined periods. Additionally, the Capital One Credit Facility requires the Company to obtain written approval from the administrative agent prior to entering into any material amendment, waiver or other modification of any provision of the Investment Advisory Agreement. As of December 31, 2015, the Company was not aware of any instances of noncompliance with covenants related to the Capital One Credit Facility.

On June 2, 2014, HMS Funding, entered into a credit agreement (the “Deutsche Bank Credit Facility”) among HMS Funding, as borrower, the Company, as equityholder and as servicer, Deutsche Bank AG, New York Branch (“Deutsche Bank”), as administrative agent, the financial institutions party thereto as lenders (together with Deutsche Bank, the “HMS Funding Lenders”), and U.S. Bank National Association, as collateral agent and collateral custodian. The Deutsche Bank Credit Facility provided for an initial borrowing capacity of $50 million, subject to certain limitations, including limitations with respect to HMS Funding’s investments, as more fully described in the Deutsche Bank Credit Facility. The Deutsche Bank Credit Facility was amended and restated on May 18, 2015 and subsequently has been amended on multiple occasions, most recently on September 23, 2015, increasing the revolver commitments to $360 million. The Company contributes certain assets to HMS Funding from time to time, as permitted under the Capital One Credit Facility, as collateral to secure the Deutsche Bank Credit Facility.

Under the Deutsche Bank Credit Facility, interest is calculated as the sum of the index plus the applicable margin of 2.50%. If the Deutsche Bank Credit Facility is funded via an asset backed commercial paper conduit, the index will be the related commercial paper rate; otherwise, the index will be equal to one-month LIBOR. As of December 31, 2015, the one-month LIBOR rate was 0.43%. The Deutsche Bank Credit Facility provides for a revolving period until December 16, 2017, unless otherwise extended with the consent of the HMS Funding Lenders. The amortization period begins the day after the last day of the revolving period and ends on June 16, 2020, the maturity date. During the amortization period, the applicable margin will increase by 0.25%. During the revolving period, HMS Funding will pay a utilization fee equal to 2.50% of the undrawn amount of the required utilization, which is 75% of the loan commitment amount. HMS Funding will incur an undrawn fee equal to 0.40% per annum of the difference between the aggregate commitments and the outstanding advances under the facility, provided that the undrawn fee relating to any utilization shortfall will not be payable to the extent that the utilization fee relating to such utilization shortfall is incurred. Additionally, per the terms of a fee letter executed on May 18, 2015, HMS Funding will pay Deutsche Bank an administrative agent fee of 0.25% of the aggregate revolver commitments.

HMS Funding’s obligations under the Deutsche Bank Credit Facility are secured by a first priority security interest in its assets, including all of the present and future property and assets of HMS Funding. The Deutsche Bank Credit Facility contains affirmative and negative covenants usual and customary for credit facilities of this nature, including maintaining a positive tangible net worth, limitations on industry concentration and complying with all applicable laws. The Deutsche Bank Credit Facility contains usual and customary default provisions including: (i) a default in the payment of interest and principal; (ii) insolvency or bankruptcy of the Company; (iii) the occurrence of a change of control; or (iv) any uncured breach of a covenant, representation or warranty in the Deutsche Bank Credit Facility. As of December 31, 2015, the Company was not aware of any instances of noncompliance with covenants related to the Deutsche Bank Credit Facility.

As of December 31, 2015, the Company had borrowings of $105.0 million outstanding on the Capital One Credit Facility, and had borrowings of $275.0 million outstanding on the Deutsche Bank Credit Facility, both of which the Company estimated approximated fair value.

Note 5 – Financial Highlights

The following is a schedule of financial highlights of the Company for the years ended December 31, 2015, 2014, 2013, 2012 and the period from inception (November 22, 2011) through December 31, 2011.

Per Share/Unit Data:	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012	For the Period from Inception (November 22, 2011) through December 31, 2011
NAV at beginning of period	$8.40	$8.91	$8.86	$9.02	$—
Results from Operations
Net investment income (1) (2)	0.75	0.70	0.64	0.99	0.05
Net realized appreciation (depreciation) (1) (2)	(0.11)	—	0.01	0.01	—
Net unrealized appreciation (depreciation) (1) (2)	(0.78)	(0.89)	0.16	0.08	(0.03)
Net increase (decrease) in net assets resulting from operations	(0.14)	(0.19)	0.81	1.08	0.02
Stockholder distributions (1) (3)
Distributions from net investment income (1) (2)	(0.70)	(0.70)	(0.69)	(0.94)	—
Distributions from realized appreciation (1) (2)	—	—	(0.01)	—	—
Net decrease in net assets resulting from stockholder distributions	(0.70)	(0.70)	(0.70)	(0.94)	—
Capital share transactions
Issuance of membership units	—	—	—	—	9.00
Issuance of common stock above (below) NAV, net of offering costs (1) (4)	0.21	0.09	(0.06)	—	—
Impact of stock dividend	—	—	—	(0.20)	—
Impact of merger transaction	—	—	—	(0.10)	—
Net increase (decrease) in net assets resulting from capital share transactions	0.21	0.09	(0.06)	(0.30)	9.00
Other (5)	0.11	0.29	—	—	—
NAV at end of the period	$7.88	$8.40	$8.91	$8.86	$9.02
Shares/units outstanding at end of period	62,382,044	30,967,120	5,396,967	1,289,472	1,111,111
Weighted average shares/units outstanding	48,838,114	16,022,853	2,648,689	1,151,554	1,111,111

(1)	Based on weighted average number of shares of common stock outstanding for the period.

(2)	Change in net realized income and net unrealized appreciation (depreciation) from investments can change significantly from period to period.

(3)	The stockholder distributions represent the stockholder distributions declared for the period.

(4)
The continuous issuance of shares of common stock may cause an incremental increase in NAV per share due to the sale of shares at the then prevailing public offering price in excess of NAV per share on each subscription closing date. The per share data was derived by computing (i) the sum of (A) the number of shares issued in connection with subscriptions and/or distribution reinvestment on each share transaction date times (B) the differences between the net proceeds per share and the NAV per share on each share transaction date, divided by (ii) the weighted average shares of common stock outstanding for the period.

(5)
Includes the impact of the different share amounts as a result of calculating certain per share data based on the weighted average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012	For the Period from Inception (November 22, 2011) through December 31, 2011
	(dollars in thousands)
NAV at end of period	$491,652	$260,063	$48,077	$11,423	$10,020
Average net assets	$400,045	$142,603	$24,864	$10,488	$10,020
Average Credit Facilities borrowings	$304,973	$89,846	$9,660	$7,231	$7,500

Ratios to average net assets:
Ratio of total expenses to average net assets (1)	7.23%	5.62%	4.23%	7.05%	0.34%
Ratio of total expenses, excluding interest expense, to average net assets (1)	4.44%	3.29%	2.55%	4.03%	0.18%
Ratio of net investment income to average net assets	9.12%	7.85%	6.86%	10.81%	0.55%

Portfolio turnover ratio	24.23%	38.39%	49.37%	72.81%	—%

Total return (2)	2.14%	2.13%	8.47%	10.85%	0.22%

(1)
For the years ended December 31, 2015 and December 31, 2014, the Adviser waived base management fees of approximately $0 and $1.8 million, respectively, subordinated incentive fees of approximately $2.6 million and $451,000, respectively, capital gains incentive fees of approximately $0 and $0, respectively, administrative services expenses of approximately $2.0 million and $1.5 million, respectively, and made an expense support payment to the Company of $0 and $328,000, respectively. The ratio is calculated by reducing the expenses to reflect the waiver of expenses and reimbursement of administrative services and to reflect the reduction of expenses for expense support provided by the Adviser in both periods presented. See Note 9-Related Party Transactions and Arrangements for further discussion of fee waivers and expense support provided by the Advisers.

(2)	Total return is calculated on the change in NAV per share and stockholder distributions declared per share over the reporting period.

Note 6 – Stockholder Distributions

The following table reflects the cash distributions per share that the Company declared on its common stock during the years ended December 31, 2015, 2014, and 2013 (dollars in thousands except per share amounts).

	Distributions
For the Period Ended	Per Share	Amount
2015
Three months ended December 31, 2015	$0.18	$10,564
Three months ended September 30, 2015	$0.17	$9,373
Three months ended June 30, 2015	$0.18	$7,998
Three months ended March 31, 2015	$0.17	$6,260
2014
Three months ended December 31, 2014	$0.18	$4,658
Three months ended September 30, 2014	$0.17	$3,234
Three months ended June 30, 2014	$0.18	$2,049
Three months ended March 31, 2014	$0.17	$1,276
2013
Three months ended December 31, 2013	$0.18	$743
Three months ended September 30, 2013	$0.17	$513
Three months ended June 30, 2013	$0.18	$356
Three months ended March 31, 2013	$0.17	$243

On December 17, 2015, with the authorization of the Company’s board of directors, the Company declared distributions to its stockholders for the period of January 2016 through March 2016. These distributions have been, or will be, calculated based on stockholders of record each day from January 1, 2016 through March 31, 2016 in an amount equal to $0.00191781 per share, per day. Distributions are paid on the first business day following the completion of each month to which they relate.

The Company has adopted an “opt in” distribution reinvestment plan for its stockholders. As a result, if the Company makes a distribution, its stockholders will receive distributions in cash unless they specifically “opt in” to the distribution reinvestment plan so as to have their cash distributions reinvested in additional shares of the Company’s common stock.

The following table reflects the sources of the cash distributions that the Company declared and, in some instances, paid on its common stock during the years ended December 31, 2015, 2014 and 2013.

	Year Ended December 31, 2015		Year Ended December 31, 2014		Year Ended December 31, 2013
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage	Distribution Amount	Percentage
Net realized income from operations (before waiver of base management and incentive fees and expense support payment from Adviser)	$28,375	83%	$8,615	77%	$795	43%
Waiver of base management and incentive fees	2,601	8%	2,274	20%	784	42%
Expense support payment from Adviser	—	—%	328	3%	153	8%
Prior period net investment income in excess of prior period distributions declared	—	—%	—	—%	123	7%
Distributions in excess of net investment income (1)	3,219	9%	—	—%	—	—%
Total	$34,195	100%	$11,217	100%	$1,855	100%

(1)	Includes adjustments made to GAAP basis net investment income to arrive at taxable income available for distributions. See Note 7 for the sources of the Company's cash distributions on a tax basis.

The Company may fund its cash distributions from all sources of funds legally available, including stock offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies, fee and expense waivers from its Advisers, and payments from the Adviser up to 100% of the Company's operating expenses (the "Expense Support Payment"). The Company has not established limits on the amount of funds that the Company may use from legally available sources to make distributions. The Company expects that for the foreseeable future, a portion of the distributions will be paid from sources other than net realized income from operations, which may include stock offering proceeds, borrowings, fee and expense waivers from its Advisers and support payments from the Adviser. See Note 9 — Related Party Transactions and Arrangements — Advisory Agreements and Conditional Fee Waiver.

The Company’s distributions may exceed its earnings, especially during the period before it has substantially invested the proceeds from sales of common stock. As a result, a portion of the distributions it makes may represent a return of capital for U.S. federal income tax purposes. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.

Note 7 – Taxable Income

The Company has elected to be treated for U.S. federal income tax purposes as a RIC. As a RIC, the Company generally will not pay corporate-level U.S. federal income taxes on net ordinary income or capital gains that the Company timely distributes to its stockholders each taxable year from taxable earnings and profits. To qualify as a RIC in any taxable year, the Company must, among other things, satisfy certain source-of-income and asset diversification requirements. In addition, the Company must distribute an amount in each taxable year generally at least equal to 90% of its investment company taxable income, determined without regard to any deduction for dividends paid, in order to maintain its ability to be subject to taxation as a RIC (the "Annual Distribution Requirement"). As a part of maintaining its RIC status, undistributed taxable income (subject to a 4% excise tax) pertaining to a given taxable year may be distributed up to 12 months subsequent to the end of that taxable year, provided such distributions are declared prior to the earlier of eight-and-one-half months after the close of that taxable year or the filing of the federal income tax return for such prior taxable year. In order to avoid excise tax, the Company needs to distribute, in respect of each calendar year an amount at least equal to the sum of (1) 98.0% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of its capital gain in excess of capital loss, or capital gain net income, (adjusted for certain ordinary losses) for the one-year period ending October 31 in that calendar year (or, if we so elect, for that calendar year) and (3) any net ordinary income and capital gain net income for preceding years that was not distributed with respect to such years and on which the Company paid no U.S. federal income tax (the “Excise Tax Avoidance Requirement"). For the taxable year ended December 31, 2013, approximately $7,000, or $0.001 per share, of the Company's taxable income was distributed in 2014, prior to the filing of its federal income tax return for the 2013 taxable year. In 2014, the Company paid approximately $1,000 with its 2013 taxable year extension, which was an estimate of the 4% nondeductible excise tax due; however, upon finalizing the Company's 2013 federal income tax return, none of the cumulative undistributed taxable income was subject to this 4% nondeductible excise tax since the Company made sufficient distributions in order to eliminate an excise tax liability. For the taxable year ended December 31, 2014, approximately $59,000, or $0.0019 per share of the Company's taxable income was distributed in 2015, prior to the filing of its federal income tax return for the 2014 taxable year, and no portion of this amount was subject to the 4% nondeductible excise tax. For the taxable year ended December 31, 2015, the Company estimated approximately $3.8 million, or $0.0615 per share, of its taxable income will be distributed in 2016, prior to the filing of its federal income tax return for the 2015 taxable year. As a result, the Company anticipates that it will be subject to a $108,000 nondeductible excise tax for the 2015 taxable year.

The Company has formed a wholly owned subsidiary, HMS Equity Holding, which has elected to be a taxable entity. HMS Equity Holding primarily holds equity investments in portfolio companies which are “pass through” entities for tax purposes. It is consolidated for GAAP reporting purposes, and the portfolio investments held by it are included in the consolidated financial statements as portfolio investments recorded at fair value. It is not consolidated with the Company for income tax purposes and may generate income tax expense, or benefit, and the related tax assets and liabilities, as a result of its ownership of certain portfolio investments. This income tax expense, or benefit, if any, and the related tax assets and liabilities, are reflected in the Company’s consolidated financial statements.

Listed below is a reconciliation of "Net increase (decrease) in net assets resulting from operations" to taxable income and to total distributions declared to common stockholders for the years ended December 31, 2015, 2014 and 2013 (dollars in thousands).

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Net increase (decrease) in net assets resulting from operations	$(6,980)	$(2,997)	$2,153
Net change in unrealized (appreciation) depreciation	37,956	14,214	(421)
Income tax (benefit) provision	127	(3)	5
Pre-tax book (income) loss not consolidated for tax purposes	5,862	50	—
Book income and tax income differences, including debt origination, structuring fees, dividends, realized gains and changes in estimates	1,024	(10)	(4)
Estimated taxable income (1)	37,989	11,254	1,733

Taxable income earned in prior year and carried forward for distribution in current year	45	8	130

Taxable income earned prior to period end and carried forward for distribution next period	(7,556)	(1,805)	(303)
Dividend accrued as of period end and paid-in the following period	3,717	1,760	295
Taxable income earned to be carried forward	$(3,839)	$(45)	$(8)

Total distributions accrued or paid to common stockholders	$34,195	$11,217	$1,855

(1)
The Company's taxable income for each period is an estimate and will not be finally determined until the Company files its tax return for each year. Therefore, the final taxable income, and the taxable income earned in each period and carried forward for distribution in the following period, may be different than this estimate.

The income tax expense, or benefit, and the related tax assets and liabilities generated by HMS Equity Holding, if any, are reflected in the Company’s Consolidated Statement of Operations. For the years ended December 31, 2015, 2014 and 2013, the Company recognized a net income tax (benefit) provision of $127,000, $(3,000) and $5,000, respectively, related to deferred taxes of $(4.4) million, $0 and $0, respectively, other taxes of $127,000, $(3,000) and $5,000, respectively, offset by a valuation allowance of $4.4 million, $0 and $0, respectively. For the years ended December 31, 2015, 2014 and 2013, the other taxes included $108,000,

$1,000 and $0, respectively, related to an accrual for excise tax on the Company’s estimated spillover taxable income and $19,000, $(4,000) and $5,000, respectively, related to accruals for state and other taxes.

As of December 31, 2015, the cost of investments for federal income tax purposes was $904.7 million, with such investments having a gross unrealized appreciation of $4.7 million and gross unrealized depreciation of $56.4 million.

The net deferred tax asset (liability) at December 31, 2015 was $0, of which $4.8 million related to current year net loss on portfolio investments held by HMS Equity Holding and $187,000 related to net loss carryforwards from historical realized losses on portfolio investments held by HMS Equity Holding offset by $(599,000) related to basis differences of portfolio investments held by HMS Equity Holding which are “pass through” entities for tax purposes and $(4.4) million related to a valuation allowance. The net deferred tax asset (liability) at December 31, 2014 and December 31, 2013 was $0 and $0, respectively. Based on HMS Equity Holding's short operating history, management believes it is more likely than not that there will be inadequate profits in HMS Equity Holding against which the deferred tax assets can be offset. Accordingly, the Company recorded a Valuation Allowance against such deferred tax asset.

The following table sets forth the significant components of net deferred tax assets and liabilities as of December 31, 2015, 2014 and 2013 (amounts in thousands):

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Deferred tax assets:
Net operating loss carryforwards	$2,869	$—	$—
Net basis differences in portfolio investments	—	—	—
Net unrealized depreciation of portfolio investments	2,143	—	—
Total deferred tax assets	5,012	—	—
Deferred tax liabilities:
Net basis differences in portfolio investments	(599)	—	—
Net unrealized appreciation of portfolio investments	—	—	—
Other	—	—	—
Total deferred tax liabilities	(599)	—	—
Valuation allowance	(4,413)	—	—
Total net deferred tax assets (liabilities)	$—	$—	$—

For federal income tax purposes, the net loss carryforwards expire in various taxable years from 2034 through 2035. The timing and manner in which HMS Equity Holding will utilize any net loss carryforwards in such taxable years, or in total, may be limited in the future under the provisions of the Code.

The determination of the tax attributes of the Company’s distributions is made annually at the end of the Company’s taxable year based upon the Company’s taxable income for the full taxable year and distributions paid for the full taxable year. The actual tax characteristics of distributions to stockholders will be reported to stockholders subject to information reporting shortly after the close of each calendar year on Form 1099-DIV.

For the years ended December 31, 2015, 2014 and 2013, respectively, the tax characteristics of distributions paid to shareholders were as follows.

Tax Characteristics of Distributions	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013

Ordinary Income	99.68%	99.51%	96.31%
Capital Gain Distributions	0.32%	0.49%	3.69%
Total Distributions	100.00%	100.00%	100.00%

Dividends from net investment income and distributions from net realized capital gains are determined in accordance with U.S.federal tax regulations, which may differ from amounts determined in accordance with GAAP and those differences could be material. These book-to-tax differences are either temporary or permanent in nature. Reclassifications due to permanent book-tax differences, such as the nondeductible excise tax, have no impact on net assets.

Note 8 – Supplemental Cash Flow Disclosures

Listed below are the supplemental cash flow disclosures for the years ended December 31, 2015, 2014 and 2013 (dollars in thousands):

Supplemental Disclosure of Cash Flow Information	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Interest Paid	$9,877	$2,795	$302
Taxes Paid	$81	$1	$6

Supplemental Disclosure of Non-Cash Flow Information
Stockholder distributions declared and unpaid	$3,717	$1,760	$295
Stockholder distributions reinvested	$16,939	$4,630	$429
Change in unpaid deferred offering costs	$1,281	$1,302	$1,161
Unpaid deferred financing costs	$70	$10	$—

Note 9 — Related Party Transactions and Arrangements

Advisory Agreements and Conditional Fee Waiver

As described in Note 1 — Principal Business and Organization, the business of the Company is managed by the Adviser (an affiliate of Hines), pursuant to the Investment Advisory Agreement. This agreement states that the Adviser will oversee the management of the Company’s activities and is responsible for making investment decisions with respect to, and providing day-to-day management and administration of, the Company’s investment portfolio. Additionally, the Adviser has engaged the Sub-Adviser pursuant to the Sub-Advisory Agreement to identify, evaluate, negotiate and structure the Company’s prospective investments, make investment and portfolio management recommendations for approval by the Adviser, monitor the Company’s investment portfolio and provide certain ongoing administrative services to the Adviser in exchange for which the Adviser will pay the Sub-Adviser fifty percent (50%) of the base management fee and incentive fees described below as compensation for its services.

Pursuant to the Investment Advisory Agreement, the Company pays the Adviser a base management fee and incentive fees as compensation for the services described above. The base management fee is calculated at an annual rate of 2% of the Company’s average gross assets. The term “gross assets” means total assets of the Company as disclosed on the Company's balance sheet. "Average gross assets" are calculated based on the Company's gross assets at the end of the two most recently completed calendar quarters. The base management fee is payable quarterly in arrears. The base management fee is expensed as incurred.

The incentive fees consist of two parts. The first part, referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears based on pre-incentive fee net investment income for the immediately preceding quarter. The subordinated incentive fee on income is equal to 20% of the Company’s pre-incentive fee net investment income for the immediately preceding quarter, expressed as a quarterly rate of return on adjusted capital at the beginning of the most recently completed calendar quarter, exceeding 1.875% (or 7.5% annualized), subject to a “catch up” feature (as described below).

For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses for the quarter (including the management fee, expenses payable under any proposed administration agreement and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount debt instruments and PIK interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. For purposes of this fee, adjusted capital means cumulative gross proceeds generated from sales of the Company’s common stock (including proceeds from the Company’s distribution reinvestment plan) reduced for non-liquidating distributions, other than distributions of profits, paid to the Company’s stockholders and amounts paid for share repurchases pursuant to the Company’s share repurchase program. The subordinated incentive fee on income is expensed in the quarter in which it is incurred.

The second part of the incentive fee, referred to as the incentive fee on capital gains, is an incentive fee on realized capital gains earned from the portfolio of the Company and is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement). This fee equals 20.0% of the Company’s incentive fee capital gains, which equals the Company’s realized capital gains on a cumulative basis from inception, calculated as of the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. At the end of each reporting period, the Company estimates the incentive fee on capital gains and accrues the fee based on a hypothetical liquidation of its portfolio. Therefore the accrual includes both net realized gains and net unrealized gains (the net unrealized difference between the fair value and the par value of its portfolio), if any. The incentive fee accrued pertaining to the unrealized gain is neither earned nor payable to the Advisers until such time it is realized.

On May 31, 2012, the Company and the Advisers entered into the conditional fee waiver agreement and subsequent amendments, pursuant to which, for a period from June 4, 2012 to December 31, 2013, the Advisers could waive all fees upon the occurrence of any event that, in the Advisers’ sole discretion, is deemed necessary, including, (but not automatically triggered by), the Company’s estimate that a distribution declared and payable to its stockholders during the fee waiver period represents, or would represent when paid, a return of capital for U.S. federal income tax purposes. The Company refers to this conditional fee waiver agreement, as amended from time to time, as the “Conditional Fee Waiver Agreement.” Further, the agreement contained a clause which states that at the sole and absolute discretion of the board of directors, in future periods, previously waived fees may be paid to the Advisers, if and only to the extent that the cumulative net increase in net assets resulting from operations exceeds the amount of cumulative distributions paid to stockholders. The previously waived fees are potentially subject to repayment by the Company, if at all, within a period not to exceed three years from the date of each respective fee waiver.

On December 30, 2013, the Company and the Advisers entered into an amendment to the Conditional Fee Waiver Agreement which extended the term of the fee waiver with respect to the Adviser through December 31, 2014. The terms of the fee waiver were not extended with respect to the Sub-Adviser, whose waiver expired on December 31, 2013 (except with respect to the subordinated incentive fees on income payable for the period October 1, 2014 through December 31, 2014, totaling approximately $451,000, which the Advisers agreed to waive).

On April 15, 2015, the Company and the Advisers agreed to a further amendment (the "2015 Fee Waiver Amendment") to the Conditional Fee Waiver Agreement. Under the 2015 Fee Waiver Amendment, the Advisers have agreed to extend the term of the fee waiver with respect to our Adviser through December 31, 2015. The terms of the fee waiver were not extended with respect to the Sub-Adviser (except for the subordinated incentive fee on income for the period January 1, 2015 through December 31, 2015, totaling approximately $2.6 million, which the Advisers agreed to waive). The Adviser has no obligation to waive fees pursuant to the Conditional Fee Waiver Agreement after December 31, 2015 unless the fee waiver period is further extended.

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

For the years ended December 31, 2015, 2014, and 2013, the Company incurred base management fees of approximately $15.5 million, $5.6 million and $779,000, respectively, capital gains incentive fees of approximately $0, $0 and $5,000, respectively, and subordinated incentive fees on income of $2.6 million, $451,000 and $0, respectively. For the years ended December 31, 2015, 2014, and 2013, the Advisers waived base management fees of $0, $1.8 million and $779,000, respectively, and capital gains incentive fees of $0, $0 and $5,000, respectively, and subordinated incentive fees on income of $2.6 million, $451,000 and $0, respectively. Accordingly, net of fee waivers, the Company paid base management fees of $15.5 million, $3.8 million and $0, respectively, and paid no capital gains incentive fees or subordinated incentive fees on income for the years ended December 31, 2015, 2014, and 2013.

For the years ended December 31, 2015, 2014 and 2013, the Company did not record an accrual for any previously waived fees. Any future reimbursement of previously waived fees to the Advisers will not be accrued until the reimbursement of the waived fees become probable and estimable, which will be upon approval of the Company’s board of directors. To date, none of the previously waived fees have been approved by the board of directors for reimbursement.

On November 11, 2013, the Company entered into an Expense Support and Conditional Reimbursement Agreement (the “2013 Expense Reimbursement Agreement”) with the Adviser. Under the 2013 Expense Reimbursement Agreement, until December 31, 2013 or a prior date mutually agreed to by both parties, the Adviser will pay the Company up to 100% of its operating expenses (the “Expense Support Payment”) in order to achieve a reasonable level of expenses relative to its investment income (the "Operating Expense Objective"). Operating expenses are defined as 2013 third party operating costs and expenses incurred by the Company under GAAP for investment management companies. The Company's board of directors, in its sole discretion, may approve the repayment of unreimbursed Expense Support Payments (a "Reimbursement Payment") upon a determination by the board of directors that the Company has achieved the Operating Expense Objective in any quarter following receipt by the Company of an Expense Support Payment. Under the 2013 Expense Reimbursement Agreement, any unreimbursed Expense Support Payment may be reimbursed by the Company within a period not to exceed three years from the date each respective Expense Support Payment was determined. Any Expense Support Payments that remain unreimbursed three years after such payment will be permanently waived. Pursuant to the terms of the 2013 Expense Reimbursement Agreement, for the year ended December 31, 2013, the Adviser made an Expense Support Payment of $153,000 to the Company.

On December 30, 2013, the Company and the Adviser agreed to an Expense Support and Conditional Reimbursement Agreement, which was subsequently amended on March 31, 2014, June 30, 2014 and September 30, 2014 (as amended, the "2014 Expense Reimbursement Agreement"). Under the 2014 Expense Reimbursement Agreement, until December 31, 2014, or a prior date mutually agreed to by both parties, the Adviser, at its sole discretion, will pay to the Company an Expense Support Payment in order to achieve the Operating Expense Objective. Operating expenses are defined as third party operating costs and expenses incurred by the Company between January 1, 2014, and December 31, 2014, under GAAP for investment management companies. The board of directors, in its sole discretion, may approve a Reimbursement Payment upon a determination by the board of directors that the Company has achieved the Operating Expense Objective in any quarter following receipt by the Company of an Expense Support Payment. Under the 2014 Expense Reimbursement Agreement, any unreimbursed Expense Support Payment may be reimbursed by the Company within a period not to exceed three years from the date each respective Expense Support Payment was determined, but only after any Expense Support Payment amounts have been reimbursed under the 2013 Expense Reimbursement Agreement. Any Expense Support Payments that remain unreimbursed three years after such payment will be permanently waived. The 2014 Expense Reimbursement Agreement may be terminated by the Company at any time, and will automatically terminate upon termination of the Investment Advisory Agreement or upon its liquidation or dissolution.

On April 15, 2015, the Company and the Adviser agreed to amendments to the 2013 Expense Reimbursement Agreement and the 2014 Expense Reimbursement Agreement, in which reimbursement of Expense Support Payments made under the 2013 Expense Reimbursement Agreement and the 2014 Expense Reimbursement Agreement will be made in accordance with and subject to the 2015 Fee Waiver Amendment. Per the 2015 Fee Waiver Amendment, reimbursements of waived fees in calendar year 2015 and beyond will be determined quarterly. Thus, in any quarter where a surplus exists, that surplus will be available, subject to approval of the Company's board of directors, to reimburse waived fees and Expense Support Payments as follows:

1.	First, to reimburse waived fees related to any preceding calendar quarter(s) within the same calendar year;

2.	Second, to reimburse 2013 Expense Support Payments;

3.	Third, to reimburse 2014 Expense Support Payments;

4.	Fourth, to reimburse waived fees related to prior years, beginning with the earliest year eligible for reimbursement

The table below presents the fees waived by the Advisers and the timing of potential reimbursement of waived fees (dollars in thousands). Previously waived fees will only be reimbursed with the approval of the Company's board of directors and if the "Operating Expense Ratio" (as described in footnote 3 to the table below) is equal to or less than the Company's operating expense ratio at the time the corresponding fees were waived and if the annualized rate of the Company's regular cash distributions to stockholders is equal to or greater than the annualized rate of the Company's regular cash distributions at the time the corresponding fees were waived.

	Management Fee (1)		Subordinated Incentive Fee (1)		Capital Gain Incentive Fee (1)		Expense Support (1)
Quarter Ended	Waivers	Repaid to Adviser (2)	Waivers	Repaid to Adviser (2)	Waivers	Repaid to Adviser (2)	Payments	Repaid to Adviser (2)	Operating Expense Ratio (3)	Annualized Distribution Rate (4)	Eligible to be Repaid Through
6/30/2012	$31	$—	$18	$—	$—	$—	$—	$—	1.35%	7.00%	Expired
9/30/2012	$97	$—	$52	$—	$3	$—	$—	$—	1.97%	7.00%	Expired
12/31/2012	$104	$—	$53	$—	$—	$—	$—	$—	2.96%	7.00%	Expired
3/31/2013	$84	$—	$—	$—	$—	$—	$—	$—	1.86%	7.00%	3/31/2016
6/30/2013	$118	$—	$—	$—	$—	$—	$—	$—	1.36%	7.00%	6/30/2016

	Management Fee (1)		Subordinated Incentive Fee (1)		Capital Gain Incentive Fee (1)		Expense Support (1)
Quarter Ended	Waivers	Repaid to Adviser (2)	Waivers	Repaid to Adviser (2)	Waivers	Repaid to Adviser (2)	Payments	Repaid to Adviser (2)	Operating Expense Ratio (3)	Annualized Distribution Rate (4)	Eligible to be Repaid Through
9/30/2013	$268	$—	$—	$—	$—	$—	$—	$—	1.22%	7.00%	9/30/2016
12/31/2013	$309	$—	$—	$—	$5	$—	$153	$—	0.49%	7.00%	12/31/2016
3/31/2014	$306	$—	$—	$—	$—	$—	$—	$—	1.28%	7.00%	3/31/2017
6/30/2014	$548	$—	$—	$—	$—	$—	$—	$—	1.28%	7.00%	6/30/2017
9/30/2014	$821	$—	$—	$—	$—	$—	$328	$—	1.23%	7.00%	9/30/2017
12/31/2014	$148	$—	$451	$—	$—	$—	$—	$—	1.70%	7.00%	12/31/2017
3/31/2015	$—	$—	$358	$—	$—	$—	$—	$—	1.78%	7.18%	3/31/2018
6/30/2015	$—	$—	$930	$—	$—	$—	$—	$—	1.69%	7.07%	6/30/2018
9/30/2015	$—	$—	$155	$—	$—	$—	$—	$—	2.11%	7.07%	9/30/2018
12/31/2015	$—	$—	$1,159	$—	$—	$—	$—	$—	2.27%	7.78%	12/31/2018

(1)	Fees waived pursuant to the Conditional Fee Waiver Agreement and Expense Support Payments pursuant to the 2013 and 2014 Expense Reimbursement Agreements.

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

(4)
“Annualized Distribution Rate” equals $0.00191781 per share, per day. “Annualized Distribution Rate” does not include the special stock dividend paid to stockholders on September 14, 2012 and was based on the Company's offering price per share as of the final day of the quarter.

Pursuant to the Investment Advisory Agreement and Sub-Advisory Agreement, the Company is required to pay or reimburse the Advisers for administrative services expenses, which include all costs and expenses related to the Company's day-to-day administration and management not related to advisory services. The Advisers do not earn any profit under their provision of administrative services to the Company. For the years ended December 31, 2015, 2014, and 2013, the Company incurred, and the Advisers waived the reimbursement of, administrative services expenses of approximately $2.0 million, $1.5 million and $1.0 million, respectively. The Advisers have agreed to waive the reimbursement of administrative services expenses through December 31, 2015. The waiver of the reimbursement of administrative services expenses is not subject to future reimbursement.

The table below presents the administrative services expenses waived by the Advisers (dollars in thousands).

	Administrative Services
Quarter Ended	Waivers	Repaid to Adviser	Operating Expense Ratio (1)	Annualized Distribution Rate (2)	Eligible to be Repaid Through (3)
6/30/2012	$25	$—	1.35%	7.00%	Not Eligible to be Repaid
9/30/2012	$129	$—	1.97%	7.00%	Not Eligible to be Repaid
12/31/2012	$284	$—	2.96%	7.00%	Not Eligible to be Repaid
3/31/2013	$233	$—	1.86%	7.00%	Not Eligible to be Repaid
6/30/2013	$222	$—	1.36%	7.00%	Not Eligible to be Repaid
9/30/2013	$234	$—	1.22%	7.00%	Not Eligible to be Repaid
12/31/2013	$329	$—	0.49%	7.00%	Not Eligible to be Repaid
3/31/2014	$329	$—	1.28%	7.00%	Not Eligible to be Repaid
6/30/2014	$385	$—	1.28%	7.00%	Not Eligible to be Repaid
9/30/2014	$371	$—	1.23%	7.00%	Not Eligible to be Repaid
12/31/2014	$412	$—	1.70%	7.00%	Not Eligible to be Repaid

	Administrative Services
Quarter Ended	Waivers	Repaid to Adviser	Operating Expense Ratio (1)	Annualized Distribution Rate (2)	Eligible to be Repaid Through (3)
3/31/2015	$437	$—	1.78%	7.18%	Not Eligible to be Repaid
6/30/2015	$480	$—	1.69%	7.07%	Not Eligible to be Repaid
9/30/2015	$517	$—	2.11%	7.07%	Not Eligible to be Repaid
12/31/2015	$603	$—	2.27%	7.78%	Not Eligible to be Repaid

(1)
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

(2)
“Annualized Distribution Rate” equals $0.00191781 per share, per day. “Annualized Distribution Rate” does not include the special stock dividend paid to stockholders on September 14, 2012 and was based on the Company's offering price per share as of the last day of the quarter.

(3)
The Advisers have agreed to permanently waive reimbursement by the Company of administrative expenses through December 31, 2015. The administrative expenses are waived on a quarterly basis and are not eligible for future reimbursement from the Company to the Advisers.

As discussed in Note 2 - Basis of Presentation and Summary of Significant Accounting Policies - Organizational and Offering Costs, as of December 31, 2015 and December 31, 2014, the Adviser and Sub-Adviser have incurred approximately $10.1 million and $6.8 million, respectively, of offering costs on the Company’s behalf. At the time of the execution of the Investment Advisory Agreement and Sub-Advisory Agreement, on May 31, 2012, it was expected that the Company would raise sufficient capital that would require the Company to reimburse the Advisers for these costs, therefore the Company recorded a due to affiliate liability and capitalized the deferred Initial Offering costs. As of December 31, 2015, the balance of the due to affiliate liability was $1.1 million. On a regular basis, management reviews capital raise projections to evaluate the likelihood of the capital raise reaching a level that would require the Company to reimburse the Adviser for the offering costs incurred on the Company's behalf. Based on the $10.1 million of offering costs incurred by the Advisers through December 31, 2015, the Company would have to raise approximately $675.0 million to be obligated to reimburse the Advisers for all of these offering costs. Commencing with the Company’s initial closing, which occurred on September 17, 2012, and continuing with every closing thereafter, 1.5% of the proceeds of such closings will be amortized as a charge to additional paid in capital and a reduction of deferred offering costs, until such asset is fully amortized. As of December 31, 2015, approximately $9.0 million has been amortized. The Company expects to reimburse the Advisers for such costs incurred on its behalf on a monthly basis up to a maximum aggregate amount of 1.5% of the gross stock offering proceeds.

The table below outlines fees incurred and expense reimbursements payable to Hines, Main Street and their affiliates for the years ended December 31, 2015, 2014 and 2013 and amounts unpaid as of December 31, 2015 and 2014 (dollars in thousands).

	Incurred			Unpaid as of
Type and Recipient	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013	December 31, 2015	December 31, 2014
Base Management Fees (1) - the Adviser, Sub-Adviser	$15,541	$3,755	$—	$4,521	$2,080
Incentive Fees on Income (1) - the Adviser, Sub-Adviser	—	—	—	—	—
Capital Gains Incentive Fee (1) - the Adviser, Sub-Adviser	—	—	—	—	—
Offering Costs - the Adviser, Sub-Adviser	3,309	2,495	1,792	1,107	2,388
Expense Support from Adviser	—	(328)	(153)	—	—
Other (2) - the Adviser	463	402	349	95	62
Selling Commissions - Dealer Manager	17,489	15,538	2,531	—	—
Dealer Manager Fee - Dealer Manager	8,210	7,437	1,195	—	—
Due to Affiliates				$5,723	$4,530

(1)	Net of amounts waived by the Advisers.

(2)	Includes amounts the Adviser paid on behalf of the Company such as general and administrative services expenses.

Note 10 – Share Repurchase Plan

The Company conducts quarterly tender offers pursuant to its share repurchase program. Under the terms of the plan, the Company will offer to purchase shares at the estimated NAV per share, as determined within 48 hours prior to the repurchase date. The Company currently limits the number of shares to be repurchased (i) during any calendar year to the proceeds it receives from the issuance of shares of its common stock under its distribution reinvestment plan during the trailing four quarters and (ii) in any calendar quarter to 2.5% of the weighted average number of shares of common stock outstanding during the trailing four quarters. At the discretion of the Company’s board of directors, the Company may also use cash on hand, cash available from borrowings and cash from the sale of investments as of the end of the applicable period to repurchase shares. The Company’s board of directors may amend, suspend or terminate the share repurchase program upon 30 days’ notice. The Company’s first repurchase date was October 1, 2013. Since inception of our share repurchase program, the Company funded the repurchase of $3.1 million in shares. For the years ended December 31, 2015 and 2014, the Company funded approximately $3.0 million and $158,000 respectively for shares tendered for repurchase under the plan approved by the board of directors. Since inception of the share repurchase program, the Company has funded all redemption requests validly tendered and not withdrawn.

Repurchases of our common stock pursuant to our tender offer are as follows:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered that were Repurchased	Repurchase Price per Share	Aggregate Consideration for Repurchased Shares
September 30, 2013	—	—	100%	$—	$—
December 31, 2013	12/31/2013	395	100%	8.89	3,512
March 31, 2014	3/31/2014	1,667	100%	8.85	14,753
June 30, 2014	6/30/2014	9,763	100%	8.87	86,598
September 30, 2014	9/30/2014	6,093	100%	8.82	53,740
December 31, 2014	12/17/2014	340	100%	8.51	2,893
March 31, 2015	3/25/2015	33,842	100%	8.54	289,011
June 30, 2015	6/24/2015	52,799	100%	8.71	459,879
September 30, 2015	9/23/2015	82,165	100%	8.48	696,759
December 31, 2015	12/23/2015	191,534	100%	7.88	1,509,288
		378,598			$3,116,433

Note 11 – Commitments and Contingencies

At December 31, 2015, the Company had a total of approximately $34.1 million in outstanding commitments comprised of (i) 14 commitments to fund revolving loans that had not been fully drawn or term loans that had not been funded and (ii) three capital commitments that had not been fully called. The Company recognized unrealized depreciation of $79,000 on the outstanding unfunded loan commitments and unrealized depreciation of $14,000 on the outstanding unfunded capital commitments during the year ended December 31, 2015. At December 31, 2014, the Company had a total of approximately $6.4 million in outstanding commitments comprised of (i) four commitments to fund revolving loans that had not been fully drawn or term loans that had not been funded and (ii) one capital commitment that had not been fully called. No unrealized appreciation (depreciation) was recognized on the outstanding commitments and contingencies during the year ended December 31, 2014.

	Commitments and Contingencies
	(dollars in thousands)
	December 31, 2015	December 31, 2014
Unfunded Loan Commitments
Arcus Hunting, LLC	$1,196	$—
AccuMed Corp.	875	—
Apex Linen Services, Inc.	1,003	—
BarFly Ventures, LLC	1,531	—
Buca C, LLC	1,780	—
Datacom, LLC	1,500	—
Guerdon Modular Holdings, Inc.	400	400
Hojeij Branded Foods, Inc.	2,143	—
HW Temps LLC	200	—
Jackmont Hospitality, Inc.	1,333	—
LaMi Products, LLC	1,521	—
Minute Key, Inc.	500	1,000
Mystic Logistics, Inc.	200	200
Parq Holdings, LP	—	1,274
Volusion, LLC	3,000	—
Unfunded Capital Commitments
Brightwood Capital Fund III, LP	1,250	3,500
EIG Traverse Co-Investment, LP	5,245	—
Freeport First Lien Loan Fund III, LP	10,423	—
Total	$34,100	$6,374

Note 12 – Subsequent Events

From January 1, 2016 through March 4, 2016, the Company has raised approximately $10.8 million in the Offering including proceeds from the distribution reinvestment plan of approximately $5.8 million. During this period, the Company funded approximately $65.3 million in investments and received proceeds from repayments and dispositions of approximately $26.1 million.

On January 19, 2016, February 3, 2016, and February 17, 2016, the Company decreased its public offering price per share to $8.80, $8.60, and $8.50, respectively, which was effective as of the Company's weekly close on January 21, 2016, February 4, 2016, and February 18, 2016, respectively.

On February 9, 2016, the Company entered into a third amendment to the Deutsche Bank Credit Facility which increased the revolver commitments to $385 million.

On February 16, 2016, the Company filed a tender offer statement on Schedule TO with the SEC, to commence an offer by the Company to purchase, as approved by the Company's board of directors, 1,220,952.85 shares of the Company's issued and outstanding common stock, par value $0.001 per share. The offer is for cash at a purchase price equal to the NAV per share to be determined within 48 hours of the repurchase date.

Note 13 – Quarterly Financial Data (UNAUDITED)

 The following table presents selected unaudited quarterly financial data for each quarter during the years ended December 31, 2015, 2014 and 2013 (dollars in thousands except per share amounts):

	Quarter Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Total interest income	$11,793	$15,381	$17,325	$20,890
Net investment income	$6,327	$8,791	$9,543	$11,823
Net realized gain (loss) from investments	$20	$127	$(17)	$(5,638)
Net unrealized appreciation (depreciation)	$3,840	$3,967	$(19,324)	$(26,439)
Net increase (decrease) in net assets resulting from operations	$10,187	$12,885	$(9,798)	$(20,254)
Net investment income per share – basic and diluted	$0.17	$0.19	$0.18	$0.20
Net increase (decrease) in net assets resulting from operations per share – basic and diluted	$0.28	$0.28	$(0.18)	$(0.34)

	Quarter Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Total interest income	$1,661	$3,210	$5,647	$8,695
Net investment income	$824	$1,845	$3,673	$4,855
Net realized gain (loss) from investments	$69	$82	$65	$(196)
Net unrealized appreciation (depreciation)	$228	$44	$(1,900)	$(12,586)
Net increase (decrease) in net assets resulting from operations	$1,121	$1,971	$1,838	$(7,927)
Net investment income per share – basic and diluted	$0.11	$0.16	$0.20	$0.18
Net increase (decrease) in net assets resulting from operations per share – basic and diluted	$0.15	$0.17	$0.10	$(0.30)

	Quarter Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Total interest income	$392	$559	$808	$999
Net investment income	$101	$297	$498	$809
Net realized gain from investments	$—	$4	$—	$23
Net unrealized appreciation (depreciation)	$207	$(69)	$250	$33
Net increase in net assets resulting from operations	$308	$232	$748	$865
Net investment income per share – basic and diluted	$0.07	$0.15	$0.17	$0.19
Net increase in net assets resulting from operations per share – basic and diluted	$0.22	$0.11	$0.26	$0.21

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
HMS Income Fund, Inc.

We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements of HMS Income Fund, Inc. (a Maryland corporation) and subsidiaries (the ‘‘Company’’) referred to in our report dated March 11, 2016, which is included in the annual report on Form 10-K. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(b), which is the responsibility of the Company’s management. In our opinion, this financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Houston, Texas
March 11, 2016

Schedule 12-14
HMS Income Fund, Inc.
Consolidated Schedule of Investments in and Advances to Affiliates
Year Ended December 31, 2015
(dollars in thousands)

Company	Investments (1)	Amount of Interest or Dividends Credited to Income (2)	December 31, 2014 Value	Gross Additions (3)	Gross Deletions (4)	December 31, 2015 Value
Control Investments
GRT Rubber Technologies, LLC	LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.00%, Secured Debt	$932	$8,086	$—	$(280)	$7,806
	Member Units (2,896 shares)	—	6,435	1,239	—	7,674
	Total Control	$932	$14,521	$1,239	$(280)	$15,480

Affiliate Investments
AFG Capital Group, LLC	11.00% Secured Debt	$351	$1,596	$1,601	$—	$3,197
	Member Units (46 shares)	—	300	205	—	505
	Warrants (10 equivalent shares)	—	65	58	—	123
EIG Traverse Co-Investment, LP	LP Interests (Fully diluted 6.6%)	—	—	4,755	—	4,755
Freeport First Lien Loan Fund III, LP	LP Interests (Fully diluted 6.4%)	—	—	2,077	—	2,077
HW Temps LLC	LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 10.50%, Secured Debt	151	—	2,430	—	2,430
	Member Units (800 shares)	—	—	986	—	986
M.H. Corbin LLC	10.00% Secured Debt	121	—	3,467	—	3,467
	Member Units (1,000 shares)	—	—	1,500	—	1,500
Mystic Logistics, Inc.	12.00% Secured Debt	313	2,427	—	(66)	2,361
	Common Stock (1,468 shares)	13	680	812	—	1,492
SoftTouch Medical Holdings, LLC	12.00% Secured Debt	168	1,471	—	(69)	1,402
	Member Units (785 shares)	87	885	123	—	1,008
	Total Affiliate	$1,204	$7,424	$18,014	$(135)	$25,303

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

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2015, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our system of internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation and fair presentation of published financial statements for external purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control, no matter how well designed, over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management’s assessment of the effectiveness of our internal control system as of December 31, 2015 was based on the criteria for effective internal control over financial reporting described in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in the 2013 Internal Control - Integrated Framework issued by COSO, our management concluded that our system of internal control over financial reporting was effective as of December 31, 2015.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to Section 989G of the Dodd-Frank Act, which exempts non-accelerated filers from the auditor attestation requirement of section 404 (b) of the Sarbanes-Oxley Act.

March 11, 2016

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2015, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to our definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 11.  Executive Compensation

The information required by this Item is incorporated by reference to our definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to our definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to our definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 14.  Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to our definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

PART IV

Item 15. Exhibits, Financial Statement Schedules

a.	Consolidated Financial Statements
The following financial statements are set forth in Item 8:

b.     Consolidated Financial Statement Schedules
Report of Independent Registered Public Accounting Firm
Consolidated Schedule of Investments in and Advances to Affiliates for the Year Ended December 31, 2015

c.	Exhibits

The following exhibits are filed as part of this Form 10-K or hereby incorporated by reference to exhibits previously filed with the SEC:

2.1
Agreement and Plan of Merger (filed as Exhibit (k)(3) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2, filed on May 31, 2012 (File No. 333-178548) and incorporated herein by reference).

3.1
Articles of Amendment and Restatement (filed as Exhibit (a)(2) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2, filed on May 31, 2012 (File No. 333-178548) and incorporated herein by reference).

3.2
Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.1 to the Registrant's current report on Form 8-K, filed on September 24, 2015 (File No. 814-00939) and incorporated herein by reference).

4.1
Distribution Reinvestment Plan (filed as Exhibit (e) to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2, filed on November 23, 2015 (File No. 333-204659) and incorporated herein by reference).

4.2
Form of Subscription Agreement (filed as Appendix A to the Supplement on Form 497 to the Registrant’s Registration Statement on Form N-2, filed on January 22, 2016 (File No. 333-204659) and incorporated herein by reference).

10.1	Loan and Security Agreement (filed as Exhibit (k)(2) to the Registrant’s Registration Statement on Form N-2, filed on December 16, 2011 (File No. 333-178548) and incorporated herein by reference).
10.2
Investment Advisory and Administrative Services Agreement by and between the Registrant and HMS Adviser LP (filed as Exhibit (g)(1) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2, filed on May 31, 2012 (File No. 333-178548) and incorporated herein by reference).

10.3
Investment Sub-Advisory Agreement by and among the Registrant, HMS Adviser LP, Main Street Capital Partners, LLC and Main Street Capital Corporation (filed as Exhibit (g)(2) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2, filed on May 31, 2012 (File No. 333-178548) and incorporated herein by reference).

10.4
Assignment and Assumption of Investment Sub-Advisory Agreement by and among Main Street Capital Partners, LLC, Main Street Capital Corporation and MSC Adviser I, LLC (filed as Exhibit 10.4 to the Registrant's annual report on Form 10-K, filed on March 3, 2014 (File No. 814-00939) and incorporated herein by reference).

10.5
Dealer Manager Agreement by and between the Registrant and Hines Securities, Inc. (filed as Exhibit (h)(1) to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2, filed on November 23, 2015 (File No. 333-204659) and incorporated herein by reference).

10.6
Custody Agreement by and between the Registrant and Amegy Bank National Association (filed as Exhibit (j) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2, filed on May 31, 2012 (File No. 333-178548) and incorporated herein by reference).

10.7
Credit Agreement among the Registrant and Capital One, National Association (filed as Exhibit (k)(4) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2, filed on May 31, 2012 (File No. 333-178548) and incorporated herein by reference).

10.8
Form of Indemnification for Affiliated Directors and Officers (filed as Exhibit (k)(5) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2, filed on May 31, 2012 (File No. 333-178548) and incorporated herein by reference).

10.9
Form of Indemnification for Independent Directors (filed as Exhibit (k)(6) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2, filed on May 31, 2012 (File No. 333-178548) and incorporated herein by reference).

10.10
Escrow Agreement by and among the Registrant, Hines Securities, Inc. and UMB Bank, N.A. (filed as Exhibit (k)(7) to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form N-2, filed on June 25, 2012 (File No. 333-178548) and incorporated herein by reference).

10.11
Amended and Restated Conditional Fee Waiver Agreement, dated as of March 26, 2013, by and among the Registrant, HMS Adviser LP, Main Street Capital Corporation and Main Street Capital Partners, LLC (filed as Exhibit 10.11 to the Registrant’s annual report on Form 10-K, filed on March 27, 2013 (File No. 814-00939) and incorporated herein by reference).

10.12
First Amendment to Amended and Restated Conditional Fee Waiver Agreement, dated as of May 14, 2013, by and among the Registrant, HMS Adviser LP, Main Street Capital Corporation and Main Street Capital Partners, LLC (filed as Exhibit (k)(8) to Post-Effective Amendment No. 5 to the Registrant’s Registration Statement on Form N-2, filed on May 14, 2013 (File No. 333-178548) and incorporated herein by reference).

10.13
Second Amendment to Amended and Restated Conditional Fee Waiver Agreement, dated as of June 28, 2013, by and among the Registrant, HMS Adviser LP, Main Street Capital Corporation and Main Street Capital Partners, LLC (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on June 28, 2013 (File No. 814-00939) and incorporated herein by reference).

10.14
Expense Support and Conditional Reimbursement Agreement by and between the Registrant and HMS Adviser LP (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on November 12, 2013 (File No. 814-00939) and incorporated herein by reference).

10.15
Third Amendment to Amended and Restated Conditional Fee Waiver Agreement, dated as of December 30, 2013, by and among the Registrant, HMS Adviser LP, Main Street Capital Corporation and Main Street Capital Partners, LLC (filed as Exhibit 10.1 to the Registrant's current report on Form 8-K, filed on January 6, 2014 (File No. 814-00939) and incorporated herein by reference).

10.16
Expense Support and Conditional Reimbursement Agreement by and between the Registrant and HMS Adviser LP (filed as Exhibit 10.2 to the Registrant’s current report on Form 8-K, filed on January 6, 2014 (File No. 814-00939) and incorporated herein by reference).

10.17
Senior Secured Revolving Credit Agreement, dated as of March 11, 2014, by and among the Registrant, Capital One, National Association and the financial institutions party thereto (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed March 14, 2014 (File No. 814-00939) and incorporated herein by reference).

10.18
Amendment dated March 31, 2014 to Expense Support and Conditional Reimbursement Agreement by and between the Registrant and HMS Adviser LP (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on April 2, 2014 (File No. 814-00939) and incorporated herein by reference).

10.19
First Amendment to Senior Secured Revolving Credit Agreement, dated as of May 30, 2014, by and among the Registrant, Capital One, National Association, and the financial institutions party thereto (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on June 5, 2014 (File No. 814-00939) and incorporated herein by reference).

10.20
Loan Financing and Servicing Agreement, dated as of June 2, 2014, by and among HMS Funding I, LLC, the Registrant, the financial institutions party thereto, and Deutsche Bank AG, New York branch (filed as Exhibit 10.2 to the Registrant’s current report on Form 8-K, filed on June 5, 2014 (File No. 814-00939) and incorporated herein by reference).

10.21
Second Amendment to the Expense Support and Conditional Reimbursement Agreement, dated June 30, 2014, by and between the Registrant and HMS Adviser LP (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K filed on June 30, 2014 (File No. 814-00939) and incorporated herein by reference).

10.22
Amendment No. 1 to the Loan Financing and Servicing Agreement, dated as of June 2, 2014, by and among HMS Funding I, LLC, the Registrant, the financial institutions party thereto, and Deutsche Bank AG, New York branch (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on July 25, 2014 (File No. 814-00939) and incorporated herein by reference).

10.23
Second Amendment to Senior Secured Revolving Credit Agreement, dated as of September 22, 2014, by and among the Registrant, Capital One, National Association, and the financial institutions party thereto and HMS Equity Holding, LLC (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on September 25, 2014 (File No. 814-00939) and incorporated herein by reference).

10.24
Third Amendment to the Expense Support and Conditional Reimbursement Agreement, dated September 30, 2014, by and between the Registrant and HMS Adviser LP (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on September 30, 2014 (File No. 814-00939) and incorporated herein by reference).

10.25
Amendment No. 2 to the Loan Financing and Servicing Agreement, dated as of December 3, 2014, by and among HMS Funding I, LLC, the Registrant, the financial institutions party thereto, and Deutsche Bank AG, New York branch (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on December 8, 2014 (File No. 814-00939) and incorporated herein by reference).

10.26
Amendment No. 3 to the Loan Financing and Servicing Agreement, dated as of February 4, 2015, by and among HMS Funding I, LLC, the Registrant, the financial institutions party thereto, and Deutsche Bank AG, New York branch (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on February 9, 2015 (File No. 814-00939) and incorporated herein by reference).

10.27
Fourth Amendment to Amended and Restated Conditional Fee Waiver Agreement, dated April 15, 2015, by and among HMS Income Fund, Inc., HMS Adviser LP, and MSC Adviser I, LLC (filed as Exhibit 10.1 to the Registrant's current report on Form 8-K, filed on April 21, 2015 (File No. 814-00939) and incorporated herein by reference).

10.28
Amendment to Expense Support and Conditional Reimbursement Agreement, dated April 15, 2015, by and between HMS Income Fund, Inc. and HMS Adviser LP (filed as Exhibit 10.2 to the Registrant's current report on Form 8-K, filed on April 21, 2015 (File No. 814-00939) and incorporated herein by reference).

10.29
Fourth Amendment to Expense Support and Conditional Reimbursement Agreement, dated April 15, 2015, by and between HMS Income Fund, Inc. and HMS Adviser LP (filed as Exhibit 10.3 to the Registrant's current report on Form 8-K, filed on April 21, 2015 (File No. 814-00939) and incorporated herein by reference).

10.30
Amendment No. 4 to the Loan Financing and Servicing Agreement by and among HMS Funding I LLC, as Borrower, HMS Income Fund, Inc., as Equityholder and Servicer, the financial institutions party thereto as lenders, Deutsche Bank AG, New York branch as Administrative Agent and as a lender and U.S. Bank National Association, as Collateral Agent and Collateral Custodian (Filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on May 8, 2015 (File No. 814-00939) and incorporated by reference herein).

10.31
Third Amendment to Senior Secured Revolving Credit Agreement, dated as of May 13, 2015, by and among HMS Income Fund, Inc., as borrower, the financial institutions party thereto as lenders, Capital One, National Association, as Lead Arranger, Sole Book Runner and Administrative Agent, and HMS Equity Holding, LLC as Guarantor (Filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on May 15, 2015 (File No. 814-00939) and incorporated by reference herein).

10.32
Amended and Restated Loan Financing and Servicing Agreement, dated as of May 18, 2015, by and between HMS Funding I LLC, as Borrower, HMS Income Fund, Inc, as Equityholder and Servicer, the financial institutions party thereto as lenders, Deutsche Bank AG, New York branch, as Administrative Agent and as a lender, and U.S. Bank National Association, as Collateral Agent and Collateral Custodian (Filed as Exhibit 10.1 to the Registrant's current report on Form 8-K, filed on May 22, 2015 (File No. 814-00939) and incorporated by reference herein).

10.33
Fourth Amendment to Senior Secured Revolving Credit Agreement, dated as of May 29, 2015, by and among HMS Income Fund, Inc., as borrower, the financial institutions party thereto as lenders, Capital One, National Association, as Lead Arranger, Sole Book Runner and Administrative Agent, and HMS Equity Holding, LLC as Guarantor (Filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on June 2, 2015 (File No. 814-00939) and incorporated by reference herein).

10.34
First Amendment to the Amended and Restated Loan Financing and Servicing Agreement, dated as of June 17, 2015, by and among HMS Funding I, LLC, as Borrower, HMS Income Fund, Inc., as Equityholder and Servicer, the financial institutions party thereto as Lenders, U.S. Bank National Association, as Collateral Agent and Deutsche Bank AG, New York Branch, as Administrative Agent (Filed as Exhibit 10.1 to the Registrant's current report on Form 8-K, filed on June 23, 2015 (File No. 814-00939) and incorporated by reference herein).

10.35
Second Amendment to the Amended and Restated Loan Financing and Servicing Agreement, dated as of September 23, 2015, by and among HMS Funding I LLC, as Borrower, HMS Income Fund, Inc., as Equityholder and Servicer, the financial institutions party thereto as Lenders, U.S. Bank National Association, as Collateral Agent and Deutsche Bank AG, New York Branch, as Administrative Agent (Filed as Exhibit 10.1 to the Registrant's current report on Form 8-K, filed on September 24, 2015 (File No. 814-00939) and incorporated by reference herein).

10.36
Third Amendment to the Amended and Restated Loan Financing and Servicing Agreement, dated as of February 9, 2016, by and among HMS Funding I LLC, as borrower, HMS Income Fund, Inc., as equityholder and servicer, the financial institutions party thereto as lenders, Deutsche Bank AG, New York Branch, as administrative agent, and U.S. Bank National Association, as collateral agent (Filed as Exhibit 10.1 to the Registrant's current report on Form 8-K, filed on February 11, 2016 (File No. 814-00939) and incorporated by reference herein).

11.1	Computation of per share earnings (included in the notes to the audited financial statements included in this report).
14.1	Code of Ethics of the Registrant (filed as Exhibit (r)(1) to the Registrant’s Registration Statement on Form N-2 (File No. 333-204659), filed on June 3, 2015 and incorporated herein by reference).
14.2	Code of Ethics of HMS Adviser LP (filed as Exhibit (r)(2) to the Registrant’s Registration Statement on Form N-2 (File No. 333-204659), filed on June 3, 2015 and incorporated herein by reference).
14.3
Amended and Restated Code of Ethics of Main Street Capital Corporation and Main Street Capital Partners, LLC (filed as Exhibit (r)(3) to the Registrant’s Registration Statement on Form N-2 (File No. 333-204659), filed on June 3, 2015 and incorporated herein by reference).

14.4
Code of Ethics of Hines Securities, Inc. (filed as Exhibit (r)(4) to the Registrant’s Registration Statement on Form N-2 (File No. 333-204659), filed on June 3, 2015 and incorporated herein by reference).

21.1	List of Subsidiaries (Filed herewith).

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

* * * * * *

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HMS INCOME FUND, INC.

Date:	March 11, 2016	By:	/s/ SHERRI W. SCHUGART
Sherri W. Schugart
Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/ Sherri W. Schugart	Chairman, Chief Executive Officer, President and Director	March 11, 2016
Sherri W. Schugart	(Principal Executive Officer)

/s/ Ryan T. Sims	Chief Financial Officer and Secretary	March 11, 2016
Ryan T. Sims	(Principal Financial Officer)

/s/ David M. Covington	Chief Accounting Officer and Treasurer	March 11, 2016
David M. Covington	(Principal Accounting Officer)

/s/ John O. Niemann, Jr.	Director	March 11, 2016
John O. Niemann, Jr.

/s/ Peter Shaper	Director	March 11, 2016
Peter Shaper

/s/ Gregory Geib	Director	March 11, 2016
Gregory Geib

/s/ Curtis L. Hartman	Director	March 11, 2016
Curtis L. Hartman

EXHIBIT INDEX

Exhibit No.	Description
2.1
Agreement and Plan of Merger (filed as Exhibit (k)(3) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2, filed on May 31, 2012 (File No. 333-178548) and incorporated herein by reference).

3.1
Articles of Amendment and Restatement (filed as Exhibit (a)(2) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2, filed on May 31, 2012 (File No. 333-178548) and incorporated herein by reference).

3.2
Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.1 to the Registrant's current report on Form 8-K, filed on September 24, 2015 (File No. 814-00939) and incorporated herein by reference).

4.1
Distribution Reinvestment Plan (filed as Exhibit (e) to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2, filed on November 23, 2015 (File No. 333-204659) and incorporated herein by reference).

4.2
Form of Subscription Agreement (filed as Appendix A to the Supplement on Form 497 to the Registrant’s Registration Statement on Form N-2, filed on January 22, 2016 (File No. 333-204659) and incorporated herein by reference).

10.1	Loan and Security Agreement (filed as Exhibit (k)(2) to the Registrant’s Registration Statement on Form N-2, filed on December 16, 2011 (File No. 333-178548) and incorporated herein by reference).
10.2
Investment Advisory and Administrative Services Agreement by and between the Registrant and HMS Adviser LP (filed as Exhibit (g)(1) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2, filed on May 31, 2012 (File No. 333-178548) and incorporated herein by reference).

10.3
Investment Sub-Advisory Agreement by and among the Registrant, HMS Adviser LP, Main Street Capital Partners, LLC and Main Street Capital Corporation (filed as Exhibit (g)(2) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2, filed on May 31, 2012 (File No. 333-178548) and incorporated herein by reference).

10.4
Assignment and Assumption of Investment Sub-Advisory Agreement by and among Main Street Capital Partners, LLC, Main Street Capital Corporation and MSC Adviser I, LLC (filed as Exhibit 10.4 to the Registrant's annual report on Form 10-K, filed on March 3, 2014 (File No. 814-00939) and incorporated herein by reference).

10.5
Dealer Manager Agreement by and between the Registrant and Hines Securities, Inc. (filed as Exhibit (h)(1) to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2, filed on November 23, 2015 (File No. 333-204659) and incorporated herein by reference).

10.6
Custody Agreement by and between the Registrant and Amegy Bank National Association (filed as Exhibit (j) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2, filed on May 31, 2012 (File No. 333-178548) and incorporated herein by reference).

10.7
Credit Agreement among the Registrant and Capital One, National Association (filed as Exhibit (k)(4) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2, filed on May 31, 2012 (File No. 333-178548) and incorporated herein by reference).

10.8
Form of Indemnification for Affiliated Directors and Officers (filed as Exhibit (k)(5) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2, filed on May 31, 2012 (File No. 333-178548) and incorporated herein by reference).

10.9
Form of Indemnification for Independent Directors (filed as Exhibit (k)(6) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2, filed on May 31, 2012 (File No. 333-178548) and incorporated herein by reference).

10.10
Escrow Agreement by and among the Registrant, Hines Securities, Inc. and UMB Bank, N.A. (filed as Exhibit (k)(7) to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form N-2, filed on June 25, 2012 (File No. 333-178548) and incorporated herein by reference).

10.11
Amended and Restated Conditional Fee Waiver Agreement, dated as of March 26, 2013, by and among the Registrant, HMS Adviser LP, Main Street Capital Corporation and Main Street Capital Partners, LLC (filed as Exhibit 10.11 to the Registrant’s annual report on Form 10-K, filed on March 27, 2013 (File No. 814-00939) and incorporated herein by reference).

10.12
First Amendment to Amended and Restated Conditional Fee Waiver Agreement, dated as of May 14, 2013, by and among the Registrant, HMS Adviser LP, Main Street Capital Corporation and Main Street Capital Partners, LLC (filed as Exhibit (k)(8) to Post-Effective Amendment No. 5 to the Registrant’s Registration Statement on Form N-2, filed on May 14, 2013 (File No. 333-178548) and incorporated herein by reference).

10.13
Second Amendment to Amended and Restated Conditional Fee Waiver Agreement, dated as of June 28, 2013, by and among the Registrant, HMS Adviser LP, Main Street Capital Corporation and Main Street Capital Partners, LLC (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on June 28, 2013 (File No. 814-00939) and incorporated herein by reference).

10.14
Expense Support and Conditional Reimbursement Agreement by and between the Registrant and HMS Adviser LP (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on November 12, 2013 (File No. 814-00939) and incorporated herein by reference).

10.15
Third Amendment to Amended and Restated Conditional Fee Waiver Agreement, dated as of December 30, 2013, by and among the Registrant, HMS Adviser LP, Main Street Capital Corporation and Main Street Capital Partners, LLC (filed as Exhibit 10.1 to the Registrant's current report on Form 8-K, filed on January 6, 2014 (File No. 814-00939) and incorporated herein by reference).

10.16
Expense Support and Conditional Reimbursement Agreement by and between the Registrant and HMS Adviser LP (filed as Exhibit 10.2 to the Registrant’s current report on Form 8-K, filed on January 6, 2014 (File No. 814-00939) and incorporated herein by reference).

10.17
Senior Secured Revolving Credit Agreement, dated as of March 11, 2014, by and among the Registrant, Capital One, National Association and the financial institutions party thereto (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed March 14, 2014 (File No. 814-00939) and incorporated herein by reference).

10.18
Amendment dated March 31, 2014 to Expense Support and Conditional Reimbursement Agreement by and between the Registrant and HMS Adviser LP (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on April 2, 2014 (File No. 814-00939) and incorporated herein by reference).

10.19
First Amendment to Senior Secured Revolving Credit Agreement, dated as of May 30, 2014, by and among the Registrant, Capital One, National Association, and the financial institutions party thereto (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on June 5, 2014 (File No. 814-00939) and incorporated herein by reference).

10.20
Loan Financing and Servicing Agreement, dated as of June 2, 2014, by and among HMS Funding I, LLC, the Registrant, the financial institutions party thereto, and Deutsche Bank AG, New York branch (filed as Exhibit 10.2 to the Registrant’s current report on Form 8-K, filed on June 5, 2014 (File No. 814-00939) and incorporated herein by reference).

10.21
Second Amendment to the Expense Support and Conditional Reimbursement Agreement, dated June 30, 2014, by and between the Registrant and HMS Adviser LP (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K filed on June 30, 2014 (File No. 814-00939) and incorporated herein by reference).

10.22
Amendment No. 1 to the Loan Financing and Servicing Agreement, dated as of June 2, 2014, by and among HMS Funding I, LLC, the Registrant, the financial institutions party thereto, and Deutsche Bank AG, New York branch (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on July 25, 2014 (File No. 814-00939) and incorporated herein by reference).

10.23
Second Amendment to Senior Secured Revolving Credit Agreement, dated as of September 22, 2014, by and among the Registrant, Capital One, National Association, and the financial institutions party thereto and HMS Equity Holding, LLC (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on September 25, 2014 (File No. 814-00939) and incorporated herein by reference).

10.24
Third Amendment to the Expense Support and Conditional Reimbursement Agreement, dated September 30, 2014, by and between the Registrant and HMS Adviser LP (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on September 30, 2014 (File No. 814-00939) and incorporated herein by reference).

10.25
Amendment No. 2 to the Loan Financing and Servicing Agreement, dated as of December 3, 2014, by and among HMS Funding I, LLC, the Registrant, the financial institutions party thereto, and Deutsche Bank AG, New York branch (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on December 8, 2014 (File No. 814-00939) and incorporated herein by reference).

10.26
Amendment No. 3 to the Loan Financing and Servicing Agreement, dated as of February 4, 2015, by and among HMS Funding I, LLC, the Registrant, the financial institutions party thereto, and Deutsche Bank AG, New York branch (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on February 9, 2015 (File No. 814-00939) and incorporated herein by reference).

10.27
Fourth Amendment to Amended and Restated Conditional Fee Waiver Agreement, dated April 15, 2015, by and among HMS Income Fund, Inc., HMS Adviser LP, and MSC Adviser I, LLC (filed as Exhibit 10.1 to the Registrant's current report on Form 8-K, filed on April 21, 2015 (File No. 814-00939) and incorporated herein by reference).

10.28
Amendment to Expense Support and Conditional Reimbursement Agreement, dated April 15, 2015, by and between HMS Income Fund, Inc. and HMS Adviser LP (filed as Exhibit 10.2 to the Registrant's current report on Form 8-K, filed on April 21, 2015 (File No. 814-00939) and incorporated herein by reference).

10.29
Fourth Amendment to Expense Support and Conditional Reimbursement Agreement, dated April 15, 2015, by and between HMS Income Fund, Inc. and HMS Adviser LP (filed as Exhibit 10.3 to the Registrant's current report on Form 8-K, filed on April 21, 2015 (File No. 814-00939) and incorporated herein by reference).

10.30
Amendment No. 4 to the Loan Financing and Servicing Agreement by and among HMS Funding I LLC, as Borrower, HMS Income Fund, Inc., as Equityholder and Servicer, the financial institutions party thereto as lenders, Deutsche Bank AG, New York branch as Administrative Agent and as a lender and U.S. Bank National Association, as Collateral Agent and Collateral Custodian (Filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on May 8, 2015 (File No. 814-00939) and incorporated by reference herein).

10.31
Third Amendment to Senior Secured Revolving Credit Agreement, dated as of May 13, 2015, by and among HMS Income Fund, Inc., as borrower, the financial institutions party thereto as lenders, Capital One, National Association, as Lead Arranger, Sole Book Runner and Administrative Agent, and HMS Equity Holding, LLC as Guarantor (Filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on May 15, 2015 (File No. 814-00939) and incorporated by reference herein).

10.32
Amended and Restated Loan Financing and Servicing Agreement, dated as of May 18, 2015, by and between HMS Funding I LLC, as Borrower, HMS Income Fund, Inc, as Equityholder and Servicer, the financial institutions party thereto as lenders, Deutsche Bank AG, New York branch, as Administrative Agent and as a lender, and U.S. Bank National Association, as Collateral Agent and Collateral Custodian (Filed as Exhibit 10.1 to the Registrant's current report on Form 8-K, filed on May 22, 2015 (File No. 814-00939) and incorporated by reference herein).

10.33
Fourth Amendment to Senior Secured Revolving Credit Agreement, dated as of May 29, 2015, by and among HMS Income Fund, Inc., as borrower, the financial institutions party thereto as lenders, Capital One, National Association, as Lead Arranger, Sole Book Runner and Administrative Agent, and HMS Equity Holding, LLC as Guarantor (Filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on June 2, 2015 (File No. 814-00939) and incorporated by reference herein).

10.34
First Amendment to the Amended and Restated Loan Financing and Servicing Agreement, dated as of June 17, 2015, by and among HMS Funding I, LLC, as Borrower, HMS Income Fund, Inc., as Equityholder and Servicer, the financial institutions party thereto as Lenders, U.S. Bank National Association, as Collateral Agent and Deutsche Bank AG, New York Branch, as Administrative Agent (Filed as Exhibit 10.1 to the Registrant's current report on Form 8-K, filed on June 23, 2015 (File No. 814-00939) and incorporated by reference herein).

10.35
Second Amendment to the Amended and Restated Loan Financing and Servicing Agreement, dated as of September 23, 2015, by and among HMS Funding I LLC, as Borrower, HMS Income Fund, Inc., as Equityholder and Servicer, the financial institutions party thereto as Lenders, U.S. Bank National Association, as Collateral Agent and Deutsche Bank AG, New York Branch, as Administrative Agent (Filed as Exhibit 10.1 to the Registrant's current report on Form 8-K, filed on September 24, 2015 (File No. 814-00939) and incorporated by reference herein).

10.36
Third Amendment to the Amended and Restated Loan Financing and Servicing Agreement, dated as of February 9, 2016, by and among HMS Funding I LLC, as borrower, HMS Income Fund, Inc., as equityholder and servicer, the financial institutions party thereto as lenders, Deutsche Bank AG, New York Branch, as administrative agent, and U.S. Bank National Association, as collateral agent (Filed as Exhibit 10.1 to the Registrant's current report on Form 8-K, filed on February 11, 2016 (File No. 814-00939) and incorporated by reference herein).

11.1	Computation of per share earnings (included in the notes to the audited financial statements included in this report).
14.1	Code of Ethics of the Registrant (filed as Exhibit (r)(1) to the Registrant’s Registration Statement on Form N-2 (File No. 333-204659), filed on June 3, 2015 and incorporated herein by reference).
14.2	Code of Ethics of HMS Adviser LP (filed as Exhibit (r)(2) to the Registrant’s Registration Statement on Form N-2 (File No. 333-204659), filed on June 3, 2015 and incorporated herein by reference).
14.3
Amended and Restated Code of Ethics of Main Street Capital Corporation and Main Street Capital Partners, LLC (filed as Exhibit (r)(3) to the Registrant’s Registration Statement on Form N-2 (File No. 333-204659), filed on June 3, 2015 and incorporated herein by reference).

14.4
Code of Ethics of Hines Securities, Inc. (filed as Exhibit (r)(4) to the Registrant’s Registration Statement on Form N-2 (File No. 333-204659), filed on June 3, 2015 and incorporated herein by reference).

21.1	List of Subsidiaries (Filed herewith).
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