Form 10-Q
period 2016-03-31
HMS INCOME FUND, INC.
filed 2016-05-16
CIK 1535778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

The issuer had 66,757,981 shares of common stock outstanding as of May 12, 2016.

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

PART I — FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

HMS Income Fund, Inc.
Condensed Consolidated Balance Sheets
(dollars in thousands, except share and per share amounts)

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Portfolio investments at fair value:
Non-Control/Non-Affiliate investments (amortized cost: $880,163 and $866,499 as of March 31, 2016 and December 31, 2015, respectively)	$809,806	$812,205
Affiliate investments (amortized cost: $30,459 and $23,949 as of March 31, 2016 and December 31, 2015, respectively)	32,298	25,303
Control investments (amortized cost: $13,171 and $14,241 as of March 31, 2016 and December 31, 2015, respectively)	15,728	15,480
Total portfolio investments (amortized cost: $923,793 and $904,689 as of March 31, 2016 and December 31, 2015, respectively)	857,832	852,988

Cash and cash equivalents	20,505	24,001
Interest receivable	8,248	7,927
Receivable for securities sold	11,824	1,995
Prepaid and other assets	700	511
Deferred offering costs (net of accumulated amortization of $9,030 and $9,018 as of March 31, 2016 and December 31, 2015, respectively)	296	1,107
Deferred financing costs (net of accumulated amortization of $1,733 and $1,370 as of March 31, 2016 and December 31, 2015, respectively)	4,952	4,883
Total assets	$904,357	$893,412

LIABILITIES
Accounts payable and other liabilities	$1,011	$624
Payable for unsettled trades	514	—
Stockholder distributions payable	3,805	3,717
Due to affiliates	4,791	5,723
Payable for securities purchased	3,563	11,696
Notes payable	395,000	380,000
Total liabilities	408,684	401,760

Commitments and Contingencies (Note 11)

NET ASSETS
Common stock, $.001 par value; 150,000,000 shares authorized, 64,661,916 and 62,382,044 issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	65	62
Additional paid-in capital	564,233	546,508
Accumulated distributions in excess of net investment income	(2,662)	(3,219)
Net unrealized (depreciation)	(65,963)	(51,699)
Total net assets	495,673	491,652

Total liabilities and net assets	$904,357	$893,412

Net asset value per share	$7.67	$7.88

See notes to the condensed consolidated financial statements.

HMS Income Fund, Inc.
Condensed Consolidated Statements of Operations
(dollars in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended
	March 31, 2016	March 31, 2015
INVESTMENT INCOME:
Interest, fee and dividend income:
Non-Control/Non-Affiliate investments	$20,438	$11,358
Affiliate investments	587	199
Control investments	234	236
Total interest, fee and dividend income	21,259	11,793
EXPENSES:
Interest expense	3,710	1,975
Base management and incentive fees	4,987	3,365
Administrative services expenses	533	437
Offering costs	12	—
Professional fees	428	203
Insurance	47	49
Other general and administrative	328	232
Expenses before fee and expense waivers	10,045	6,261
Waiver of incentive fees	(493)	(358)
Waiver of administrative services expenses	(533)	(437)
Total expenses, net of fee and expense waivers	9,019	5,466

NET INVESTMENT INCOME	12,240	6,327

NET REALIZED GAIN (LOSS) FROM INVESTMENTS
Non-Control/Non-Affiliate investments	(646)	20
Affiliate investments	—	—
Control investments	—	—
Total realized gain (loss) from investments	(646)	20

NET REALIZED INCOME	11,594	6,347

NET UNREALIZED APPRECIATION (DEPRECIATION)
Non-Control/Non-Affiliate investments	(16,066)	2,912
Affiliate investments	485	928
Control investments	1,318	—
Total net unrealized appreciation (depreciation)	(14,263)	3,840

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(2,669)	$10,187

PER SHARE INFORMATION - BASIC AND DILUTED
NET INVESTMENT INCOME PER SHARE	$0.19	$0.17
NET REALIZED INCOME PER SHARE	$0.18	$0.18
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE (EARNINGS PER SHARE)	$(0.04)	$0.28
DISTRIBUTIONS DECLARED PER SHARE	$0.17	$0.17
WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	63,230,882	36,265,941

See notes to the condensed consolidated financial statements.

HMS Income Fund, Inc.
Condensed Consolidated Statements of Changes in Net Assets
For the Three Months Ended March 31, 2016 and March 31, 2015
(dollars in thousands, except number of shares)
(Unaudited)

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Change in Net Assets from Operations:
Net investment income	$12,240	$6,327
Net realized gain (loss) on investments	(646)	20
Net unrealized appreciation (depreciation)	(14,263)	3,840
Net increase (decrease) in net assets resulting from operations	(2,669)	10,187

Change in Net Assets from Shareholders' Distributions:
Distributions from net investment income	(11,037)	(6,240)
Distributions from net realized gain on investments	—	(20)
Net decrease in net assets resulting from shareholders' distributions	(11,037)	(6,260)

Change in Net Assets from Capital Share Transactions:
Issuance of common stock, net of issuance costs	13,461	87,371
Reinvestment of shareholder distributions	5,794	2,884
Repurchase of common stock	(1,528)	(289)
Offering costs	—	(1,476)
Net increase in net assets resulting from capital share transactions	17,727	88,490

Total Increase in Net Assets	4,021	92,417
Net Assets at beginning of period	491,652	260,063
Net Assets at end of the period	$495,673	$352,480

NAV at end of the period	$7.67	$8.57

Common shares outstanding, beginning of period	62,382,044	30,967,120
Issuance of common shares	1,746,007	9,894,080
Issuance of common shares pursuant to distribution reinvestment plan	734,373	325,967
Repurchase of common shares	(200,508)	(33,842)
Common shares outstanding, end of period	64,661,916	41,153,325

See notes to the condensed consolidated financial statements.

HMS Income Fund, Inc.
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)
(Unaudited)

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$(2,669)	$10,187
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Principal repayments received and proceeds from sales of investments in portfolio companies	47,384	24,588
Investments in portfolio companies	(83,139)	(187,231)
Net unrealized (appreciation) depreciation of portfolio investments	14,263	(3,840)
Net realized (gain) loss on sale of portfolio investments	646	(20)
Amortization of deferred financing costs	363	211
Amortization of deferred offering costs	12	—
Accretion of unearned income	(2,267)	(489)
Net payment-in-kind interest accrual	(8)	(194)
Changes in other assets and liabilities:
Interest receivable	(321)	(1,678)
Prepaid and other assets	125	178
Due to affiliates	(79)	2,355
Accounts payable and other liabilities	315	60
Payable for unsettled trades	514	(1,799)
Net cash used in operating activities	(24,861)	(157,672)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	14,760	94,552
Redemption of common shares	(1,528)	(289)
Payment of selling commissions and dealer manager fees	(1,051)	(8,675)
Payment of offering costs	(301)	(1,476)
Payment of stockholder distributions	(5,156)	(2,783)
Repayments on notes payable	(106,000)	(36,864)
Proceeds from notes payable	121,000	118,000
Payment of deferred financing costs	(359)	(752)
Net cash provided by financing activities	21,365	161,713

Net increase (decrease) in cash and cash equivalents	(3,496)	4,041

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	24,001	19,868

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$20,505	$23,909

See notes to the condensed consolidated financial statements.

HMS Income Fund, Inc. Condensed Consolidated Schedule of Investments
As of March 31, 2016
(dollars in thousands) (Unaudited)
Portfolio Company (1) (3)	Business Description	Type of Investment (2) (3)	Index Rate (22)	Principal (7)	Cost (7)	Fair Value

Control Investments (6)
GRT Rubber Technologies, LLC (8) (10) (13)	Engineered Rubber Product Manufacturer	LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.00%, Secured Debt (Maturity - December 19, 2019)	1 month LIBOR	$6,848	$6,736	$6,848
		Member Units (2,896 shares)	—	—	6,435	8,880
					13,171	15,728

Subtotal Control Investments (6) (2% of total investments at fair value)					$13,171	$15,728

Affiliate Investments (4)
AFG Capital Group, LLC (10) (13)	Provider of Rent-to-Own Financing Solutions and Services	11.00% Secured Debt (Maturity Date - November 7, 2019)	None	$3,240	$3,125	$3,201
		Member Units (46 shares)	—	—	300	545
		Warrants (10 equivalent shares, Expiration - November 7, 2024)	—	—	65	132
					3,490	3,878
EIG Traverse Co-Investment, LP (9) (15)	Investment Partnership	LP Interests (EIG Traverse Co-Investment, LP) (Fully diluted 22.2%) (16)	—	—	9,805	9,805
Freeport First Lien Loan Fund III, LP (9) (15)	Investment Partnership	LP Interests (Freeport First Lien Loan Fund III, LP) (Fully diluted 6.0%) (16)	—	—	3,564	3,564
HW Temps LLC (8) (10) (13)	Temporary Staffing Solutions	LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 10.50%, Secured Debt (Maturity Date - July 2, 2020)	1 month LIBOR	2,494	2,433	2,433
		Preferred Member Units (800 shares) (16)	—	—	986	1,238
					3,419	3,671
M.H. Corbin, LLC (10) (13)	Manufacturer and Distributor of Traffic Safety Products	10.00% Secured Debt (Maturity Date -August 31, 2020)	None	3,456	3,425	3,425
		Preferred Member Units (1,000 shares)		—	1,500	1,500
					4,925	4,925
Mystic Logistics, Inc. (10) (13)	Logistics and Distribution Services Provider for Large Volume Mailers	12.00% Secured Debt (Maturity Date - August 15, 2019)	None	2,362	2,302	2,362
		Common Stock (1,468 shares) (16)	—	—	680	1,348
					2,982	3,710
SoftTouch Medical Holdings LLC (8) (10) (13)	Home Provider of Pediatric Durable Medical Equipment	LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.00%, Secured Debt (Maturity Date - October 31, 2019)	1 month LIBOR	1,425	1,404	1,425
		Member Units (785 shares) (16)	—	—	870	1,320
					2,274	2,745

Subtotal Affiliate Investments (4) (4% of total investments at fair value)					$30,459	$32,298

Non-Control/Non-Affiliate Investments (5)
AccuMed Corporation (8) (11)	Medical Device Contract Manufacturer	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity - October 29, 2020)	3 month LIBOR	$10,352	$10,204	$10,204
Adams Publishing Group, LLC (8) (11)	Local Newspaper Operator	LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 7.75%, Secured Debt (Maturity - November 3, 2020)	3 month LIBOR	9,263	9,084	9,089
Ahead, LLC (8) (11)	IT Infrastructure Value Added Reseller	LIBOR Plus 6.50%, Current Coupon 7.14%, Secured Debt (Maturity - November 2, 2020)	3 month LIBOR	9,875	9,595	9,628
Allflex Holdings III Inc. (8)	Manufacturer of Livestock Identification Products	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity - July 19, 2021) (14)	3 month LIBOR	14,922	15,013	14,343
AmeriTech College Operations, LLC (10) (13)	For-Profit Nursing and Healthcare College	10.00% Secured Debt, (Maturity - January 31, 2020)	None	375	375	375
		10.00% Secured Debt, (Maturity - November 30, 2019)	None	61	60	61
		10.00% Secured Debt, (Maturity - May 15, 2016)	None	64	64	64
		Preferred Member Units (364 shares, 5.0% cumulative) (16)	—	—	284	284
					783	784
AMF Bowling Centers, Inc. (8)	Bowling Alley Operator	LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.25%, Secured Debt (Maturity - September 18, 2021)	3 month LIBOR	13,812	13,744	13,605
AP Gaming I, LLC (8) (11)	Developer, Manufacturer, and Operator of Gaming Machines	LIBOR Plus 8.25% (Floor 1.00%), Current Coupon 9.25%, Secured Debt (Maturity - December 21, 2020)	3 month LIBOR	11,378	11,266	10,581
Apex Linen Service, Inc. (10) (13)	Industrial Launderers	13.00% Secured Debt, (Maturity - October 30, 2022)	None	3,000	2,945	2,945
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - October 30, 2022)	1 month LIBOR	400	400	400
					3,345	3,345
Aptean, Inc. (8)	Enterprise Application Software Provider	LIBOR Plus 4.25% (Floor 1.00%), Current Coupon 5.25%, Secured Debt (Maturity - February 26, 2020)	3 month LIBOR	4,404	4,404	4,296
Arcus Hunting, LLC (8) (11)	Manufacturer of Bowhunting and Archery Products and Accessories	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity - November 13, 2019)	3 month LIBOR	5,987	5,859	5,915
Artel, LLC (8)	Provider of Secure Satellite Network and IT Solutions	LIBOR Plus 7.00% (Floor 1.25%), 7.25% Current/1.0% PIK, Current Coupon 8.25%, Secured Debt (Maturity - November 27, 2017)	3 month LIBOR	3,259	3,199	2,786
ATX Networks Corp. (8) (9)	Provider of Radio Frequency Management Equipment	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - June 11, 2021)	3 month LIBOR	14,888	14,619	14,739
BarFly Ventures, LLC (11)	Casual Restaurant Group	12.00% Secured Debt (Maturity Date - August 30, 2020)	None	1,374	1,350	1,254
		Warrants (.364 equivalent shares, Expiration - August 31, 2025)	—	—	158	80
		Options (.731 equivalent shares)	—	—	133	158
					1,641	1,492
Berry Aviation, Inc. (11)	Airline Charter Service Operator	12.00% Current / 1.75% PIK Secured Debt (Maturity Date - January 30, 2020) (14)	None	1,407	1,387	1,395
		Common Stock (138 shares)	—	—	100	122
					1,487	1,517
Bioventus, LLC (8) (11)	Production of Orthopedic Healing Products	LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 11.00%, Secured Debt (Maturity - April, 10, 2020) (14)	1 month LIBOR	7,000	6,893	6,895
Blackbrush Oil and Gas LP (8)	Oil & Gas Exploration	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity - July 30, 2021) (14)	3 month LIBOR	12,085	11,669	9,356
Blackhawk Specialty Tools LLC (8)	Oilfield Equipment & Services	LIBOR Plus 5.25% (Floor 1.25%), Current Coupon 6.50%, Secured Debt (Maturity - August 1, 2019)	3 month LIBOR	8,380	7,916	6,914
Blue Bird Body Company (8)	School Bus Manufacturer	LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity - June 26, 2020)	3 month LIBOR	4,987	4,930	4,940
Bluestem Brands, Inc. (8) (9)	Multi-Channel Retailer of General Merchandise	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity - November 6, 2020)	3 month LIBOR	14,417	14,143	12,777
Brightwood Capital Fund III, LP (9) (15)	Investment Partnership	LP Interests (Brightwood Capital Fund III, LP) (Fully diluted .52%) (16)	—	—	3,825	3,663
Brundage-Bone Concrete Pumping, Inc.	Construction Services Provider	10.38% Secured Bond (Maturity - September 1, 2021) (14)	None	12,000	12,099	12,000
Buca C, LLC (8) (10) (13)	Casual Restaurant Group	LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.25%, Secured Debt (Maturity - June 30, 2020)	1 month LIBOR	17,020	16,722	17,020
		Preferred Member Units (4 units, 6.0% cumulative)	—	—	2,400	3,846
					19,122	20,866
CAI Software, LLC (10) (13)	Provider of Specialized Enterprise Resource Planning Software	12.00% Secured Debt (Maturity Date - October 10, 2019)	None	1,085	1,061	1,085
		Member Units (16,339 shares)	—	—	163	325
					1,224	1,410
CJ Holding Company (8)	Oil and Gas Equipment and Services	LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity - March 24, 2020)	1 month LIBOR	5,940	5,212	2,643
CapFusion Holding, LLC (9) (10) (13)	Business Lender	13.00% Secured Debt (Maturity Date - March 25, 2021)	None	2,400	2,072	2,073
		Warrants (400 equivalent shares, Expiration - March 24, 2026)	—	—	300	300
					2,372	2,373
Cengage Learning Acquisitions, Inc. (8)	Provider of Educational Print and Digital Services	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - March 31, 2020)	1 month LIBOR	8,513	8,493	8,490
Cenveo Corporation	Provider of Commercial Printing, Envelopes, Labels, Printed Office Products	6.00% Secured Bond (Maturity - August 1, 2019)	None	10,000	8,486	7,275
Charlotte Russe, Inc. (8)	Fast-Fashion Retailer to Young Women	LIBOR Plus 5.50% (Floor 1.25%), Current Coupon 6.75%, Secured Debt (Maturity - May 22, 2019)	3 month LIBOR	15,101	14,868	8,025
Clarius BIGS, LLC (11) (13) (18)	Prints & Advertising Film Financing	15.00% PIK Secured Debt (Maturity - January 5, 2015) (18)	None	2,429	2,171	291
		20.00% PIK Secured Debt (Maturity - January 5, 2015) (18)	None	878	785	104
					2,956	395
Compuware Corporation (8)	Provider of Software and Supporting Services	LIBOR Plus 5.25% (Floor 1.00%), Current Coupon 6.25%, Secured Debt (Maturity - December 15, 2019)	3 month LIBOR	14,803	14,419	14,335
Covenant Surgical Partners, Inc.	Ambulatory Surgical Centers	8.75% Secured Debt (Maturity - August 1, 2019)	None	9,500	9,500	9,120
CRGT, Inc. (8)	Provider of Custom Software Development	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity - December 18, 2020)	3 month LIBOR	11,550	11,348	11,521
CST Industries, Inc. (8)	Storage Tank Manufacturer	LIBOR Plus 6.25% (Floor 1.50%), Current Coupon 7.75%, Secured Debt (Maturity - May 22, 2017)	3 month LIBOR	1,871	1,871	1,857
Datacom, LLC (10) (13)	Technology and Telecommunications Provider	5.25%/5.25% PIK, Current Coupon 10.50% Secured Debt (Maturity - May 30, 2019)	None	1,245	1,226	1,144
		Class A Preferred Member Units (1,530 units, 15.0% cumulative) (16)	—	—	131	136
		Class B Preferred Member Units (717 units)	—	—	670	511
					2,027	1,791
Digital River, Inc. (8)	Provider of Outsourced e-Commerce Solutions and Services	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity - February 12, 2021)	3 month LIBOR	14,586	14,460	14,312
ECP-PF Holdings Groups, Inc. (11)	Fitness Club Operator	LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.00%, Secured Debt (Maturity - November 26, 2019)	3 month LIBOR	1,875	1,861	1,832
East West Copolymer & Rubber, LLC (10) (13)	Manufacturer of Synthetic Rubbers	12.00% Secured Debt (Maturity Date - October 17, 2019)	None	2,400	2,339	2,339
		Warrants (627,697 equivalent shares, Expiration - October 15, 2024)	—	—	10	13
					2,349	2,352
Energy & Exploration Partners, LLC (18)	Oil & Gas Exploration and Production	LIBOR plus 6.75% (Floor 1.00%), Current Coupon 7.75%, Secured Debt (Maturity - January 22, 2019) (8) (18)	3 month LIBOR	9,900	8,638	1,171
		LIBOR plus 10.00% (Floor 1.00%), Current coupon 11.0% Secured Debt (Maturity - September 7, 2016) (8)	1 month LIBOR	609	596	607
					9,234	1,778
Evergreen Skills Lux S.á r.l. (d/b/a Skillsoft) (8) (9)	Technology-Based Performance Support Solutions	LIBOR Plus 8.25% (Floor 1.00%), Current Coupon 9.25%, Secured Debt (Maturity - April 28, 2022) (14)	3 month LIBOR	10,902	10,396	5,177
Extreme Reach, Inc. (8)	Integrated TV and Video Advertising Platform	LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 6.75%, Secured Debt (Maturity - February 7, 2020)	3 month LIBOR	6,587	6,542	6,576
Flavors Holdings, Inc. (8)	Global Provider of Flavoring and Sweetening Products and Solutions	LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 6.75%, Secured Debt (Maturity - April 3, 2020)	3 month LIBOR	12,272	11,612	11,045
Fram Group Holdings, Inc. (8)	Manufacturer of Automotive Maintenance Products	LIBOR Plus 5.50% (Floor 1.50%), Current Coupon 7.00%, Secured Debt (Maturity - July 29, 2017)	1 month LIBOR	7,776	7,519	7,180
GST Autoleather, Inc. (8)	Automotive Leather Manufacturer	LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity Date - July 10, 2020)	3 month LIBOR	11,845	11,702	11,430
Guerdon Modular Holdings, Inc. (10) (13)	Multi-Family and Commercial Modular Construction Company	13.00% Secured Debt (Maturity - August 13, 2019)	None	2,600	2,549	2,575
		LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity - August 13, 2019) (8)	1 month LIBOR	240	235	235
		Common Stock (53,008 shares)	—	—	746	302
					3,530	3,112
Guitar Center, Inc.	Musical Instruments Retailer	6.50% Secured Bond (Maturity - April 15, 2019)	None	15,015	13,879	13,514
Halcon Resources Corporation	Oil & Gas Exploration & Production	9.75% Unsecured Bond (Maturity - July 15, 2020) (17)	None	3,000	2,645	533
Hojeij Branded Foods, Inc. (8) (11)	Multi-Airport, Multi-Concept Restaurant Operator	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity Date - July 28, 2021)	3 month LIBOR	5,473	5,425	5,408
Horizon Global Corporation (8)	Auto Parts Manufacturer	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity Date - June 30, 2021)	1 month LIBOR	12,513	12,309	12,043
Hunter Defense Technologies, Inc. (8)	Provider of Military and Commercial Shelters and Systems	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity Date - August 5, 2019)	1 month LIBOR	10,495	10,400	8,658
Hygea Holdings Corp. (8) (11)	Provider of Physician Services	LIBOR Plus 9.25%, Current Coupon 9.87% Secured Debt (Maturity Date - February 24, 2019)	3 Month LIBOR	8,000	7,342	7,342
		Warrants (4,880,735 equivalent shares, Expiration - February 24, 2023)	—	—	369	369
					7,711	7,711
ICON Health and Fitness, Inc.	Producer of Fitness Products	11.88% Secured Bond (Maturity - October 15, 2016)	None	14,337	14,203	12,975
iEnergizer Limited (8) (9)	Provider of Business Outsourcing Solutions	LIBOR 6.00% (Floor 1.25%), Current Coupon 7.25%, Secured Debt (Maturity - May 1, 2019)	1 month LIBOR	4,155	4,150	3,635
Indivior Finance, LLC (8) (9)	Specialty Pharmaceutical Company Treating Opioid Dependence	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - December 19, 2019)	3 month LIBOR	9,375	8,907	8,938
Industrial Container Services, LLC (8) (11)	Steel Drum Reconditioner	LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 6.75%, Secured Debt (Maturity - December 31, 2018)	3 month LIBOR	4,974	4,920	4,920
Inn of the Mountain Gods Resort and Casino	Hotel & Casino Owner & Operator	9.25% Secured Bond (Maturity - November 30, 2020)	None	10,749	10,558	9,943
Intertain Group Limited (8) (9)	Business-to-Consumer Online Gaming Operator	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity - April 8, 2022)	1 month LIBOR	9,677	9,530	9,653
iPayment, Inc. (8)	Provider of Merchant Acquisition	LIBOR Plus 5.25% (Floor 1.50%), Current Coupon 6.75%, Secured Debt (Maturity - May 8, 2017)	3 month LIBOR	15,115	14,989	14,445
iQor US Inc. (8)	Business Process Outsourcing Services Provider	LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity - April 1, 2021)	3 month LIBOR	7,817	7,330	6,410
IronGate Energy Services, LLC	Oil and Gas Services	11.00% Secured Bond (Maturity - July 1, 2018)	None	5,825	5,828	1,398
Jackmont Hospitality, Inc. (8) (11)	Franchisee of Casual Dining Restaurants	LIBOR Plus 4.25% (Floor 1.00%)/ 2.50% PIK , Current Coupon 7.75%, Secured Debt (Maturity Date - May 26, 2021)	1 month LIBOR	8,904	8,869	8,520
Joerns Healthcare, LLC (8)	Manufacturer and Distributor of Health Care Equipment & Supplies	LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity - May 9, 2020)	3 month LIBOR	4,401	4,382	4,362
JSS Holdings, Inc. (8)	Aircraft Maintenance Program Provider	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity Date - August 31, 2021)	3 month LIBOR	14,381	14,060	13,662
Kellermeyer Bergensons Services, LLC (8)	Outsourced Janitorial Services to Retail/Grocery Customers	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity - April 29, 2022) (14)	3 month LIBOR	14,700	14,594	13,965
Kendra Scott, LLC (8)	Jewelry Retail Stores	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity Date - July 17, 2020)	3 month LIBOR	9,750	9,664	9,726
Keypoint Government Solutions, Inc. (8)	Provider of Pre-Employment Screening Services	LIBOR Plus 6.50% (Floor 1.25%), Current Coupon 7.75%, Secured Debt (Maturity - November 13, 2017)	3 month LIBOR	1,965	1,958	1,955
LaMi Products, LLC (8) (11)	General Merchandise Distribution	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity - September 16, 2020)	3 month LIBOR	10,735	10,534	10,735
Larchmont Resources, LLC (8)	Oil & Gas Exploration & Production	LIBOR Plus 8.75% (Floor 1.00%), Current Coupon 9.75%, Secured Debt (Maturity - August 7, 2019)	3 month LIBOR	13,230	11,956	6,086
Legendary Pictures Funding, LLC (8) (11)	Producer of TV, Film, and Comic Content	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - April 22, 2020)	3 month LIBOR	7,500	7,374	7,369
LJ Host Merger Sub, Inc. (8)	Managed Services and Hosting Provider	LIBOR Plus 4.75% (Floor 1.25%), Current Coupon 6.00%, Secured Debt (Maturity - December 13, 2019)	3 month LIBOR	5,053	5,041	5,003
MediMedia USA, Inc. (8)	Provider of Healthcare Media and Marketing	LIBOR Plus 6.75% (Floor 1.25%), Current Coupon 8.00%, Secured Debt (Maturity - November 20, 2018)	3 month LIBOR	11,904	11,829	11,636
Milk Specialties Company (8)	Processor of Nutrition Products	LIBOR Plus 7.00% (Floor 1.25%), Current Coupon 8.25%, Secured Debt (Maturity - November 9, 2018)	3 month LIBOR	4,303	4,267	4,311
Minute Key, Inc. (10) (13)	Operator of Automated Key Duplication Kiosk	10.00% Current / 2.00% PIK Secured Debt (Maturity Date - September 19, 2019) (14)	None	3,846	3,743	3,743
		Warrants (359,352 equivalent shares, Expiration - May 20, 2025)	—	—	70	70
					3,813	3,813
Mood Media Corporation (8) (9)	Provider of Electronic Equipment	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - May 1, 2019)	3 month LIBOR	14,937	14,918	13,987
New Media Holdings II LLC (8) (9)	Local Newspaper Operator	LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.25%, Secured Debt (Maturity - June 4, 2020)	3 month LIBOR	14,819	14,666	14,494
North American Lifting Holdings, Inc. (8)	Crane Service Provider	LIBOR Plus 4.50% (Floor 1.00%), Current Coupon 5.50%, Secured Debt (Maturity - November 27, 2020)	3 month LIBOR	1,091	818	815
North Atlantic Trading Company, Inc. (8)	Marketer/Distributor of Tobacco	LIBOR Plus 6.50% (Floor 1.25%), Current Coupon 7.75%, Secured Debt (Maturity -January 13, 2020)	1 month LIBOR	10,989	10,993	10,879
Novitex Acquisition, LLC (8)	Provider of Document Management Services	LIBOR Plus 6.25% (Floor 1.25%), Current Coupon 7.50%, Secured Debt (Maturity - July 7, 2020)	3 month LIBOR	11,558	11,324	10,518
Panolam Industries International, Inc. (8)	Decorative Laminate Manufacturer	LIBOR Plus 6.25% (Floor 1.25%), Current Coupon 7.50%, Secured Debt (Maturity - August 23, 2017)	1 month LIBOR	7,291	7,238	7,219
Paris Presents, Inc. (8)	Branded Cosmetic and Bath Accessories	LIBOR Plus 8.25% (Floor 1.00%), Current Coupon 9.25%, Secured Debt (Maturity - December 31, 2021) (14)	1 month LIBOR	7,500	7,369	7,350
Parq Holdings, LP (8) (9) (12)	Hotel and Casino Operator	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity - December 17, 2020)	1 month LIBOR	12,500	12,359	11,719
Permian Holdings, Inc.	Storage Tank Manufacturer	10.50% Secured Bond (Maturity - January 15, 2018)	None	6,885	5,917	2,410
Pernix Therapeutics Holdings, Inc. (11)	Pharmaceutical Royalty - Anti-Migraine	12.00% Secured Bond (Maturity - August 1, 2020)	None	3,104	3,073	2,906
Pike Corporation (8)	Construction and Maintenance Services for Electric Transmission and Distribution Infrastructure	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity - June 22, 2022) (14)	3 month LIBOR	13,334	13,045	13,223
Polyconcept Financial B.V. (8)	Promotional Products to Corporations and Consumers	LIBOR Plus 4.75% (Floor 1.25%), Current Coupon 6.00%, Secured Debt (Maturity - June 28, 2019)	1 month LIBOR	5,312	5,304	5,246
Premier Dental Services, Inc. (8)	Dental Care Services	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity - November 1, 2018)	3 month LIBOR	4,511	4,492	4,082
Prowler Acquisition Corporation (8)	Specialty Distributor to the Energy Sector	LIBOR Plus 4.50% (Floor 1.00%), Current Coupon 5.50%, Secured Debt (Maturity - January 28, 2020)	3 month LIBOR	9,407	8,182	6,585
Raley's, Inc. (8)	Family-Owned Supermarket Chain in California	LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.25%, Secured Debt (Maturity - May 18, 2022)	3 month LIBOR	5,029	4,937	5,016
RCHP, Inc. (8)	Region Non-Urban Hospital Owner/Operator	LIBOR Plus 10.25% (Floor 1.00%), Current Coupon 11.25%, Secured Debt (Maturity - October 23, 2019) (14)	2 month LIBOR	15,072	14,700	15,223
Renaissance Learning, Inc. (8)	Technology-based K-12 Learning Solutions	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity - April 11, 2022) (14)	3 month LIBOR	12,950	12,506	11,558
RGL Reservoir Operations, Inc. (8) (9)	Oil & Gas Equipment & Services	LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity - August 13, 2021)	3 month LIBOR	3,940	3,844	1,005
RLJ Entertainment, Inc. (8) (11)	Movie and TV Programming Licensee and Distributor	LIBOR Plus 8.75% (Floor .25%), Current Coupon 9.37%, Secured Debt (Maturity - September 11, 2019)	3 month LIBOR	8,046	7,791	7,916
RM Bidder, LLC (11)	Acquisition Vehicle	Common Stock (1,854 shares)	—	—	31	29
		Series A Warrants (124,915 equivalent shares, Expiration - October 20, 2025)	—	—	284	200
		Series B Warrants (93,686 equivalent shares, Expiration - October 20, 2025)	—	—	—	—
					315	229
Sage Automotive Interiors, Inc (8)	Automotive Textiles Manufacturer	LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.00%, Secured Debt (Maturity - October 8, 2021) (14)	3 month LIBOR	5,000	4,958	4,950
Salient Partners, LP (8)	Provider of Asset Management Services	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity - June 9, 2021)	1 month LIBOR	7,369	7,237	7,148
Sorenson Communications, Inc.	Manufacturer of Communication Products for Hearing Impaired	9.00% Secured Bond (Maturity - October 31, 2020) (14)	None	11,710	11,246	10,656
Sotera Defense Solutions, Inc. (8)	Defense Industry Intelligence Services	LIBOR Plus 7.50% (Floor 1.50%), Current Coupon 9.00%, Secured Debt (Maturity - April 21, 2017)	3 month LIBOR	3,440	3,350	3,182
Stardust Finance Holdings, Inc. (8)	Manufacturer of Diversified Building Products	LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity - March 13, 2022)	3 month LIBOR	2,475	2,420	2,456
		LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 10.50%, Secured Debt (Maturity - March 13, 2023) (14)	3 month LIBOR	5,000	4,412	4,875
					6,832	7,331
Synagro Infrastructure Company, Inc. (8)	Waste Management Services	LIBOR Plus 5.25% (Floor 1.00%), Current Coupon 6.25%, Secured Debt (Maturity - August 22, 2020)	3 month LIBOR	2,704	2,684	2,298
TaxAct, Inc. (8)	Provider of Tax Preparation Solutions	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - January 3, 2023)	1 month LIBOR	9,000	8,798	8,775
Teleguam Holdings, LLC (8)	Cable and Telecom Services Provider	LIBOR Plus 7.50% (Floor 1.25%), Current Coupon 8.75%, Secured Debt (Maturity - June 10, 2019) (14)	1 month LIBOR	3,000	3,016	2,978
Templar Energy, LLC (8)	Oil & Gas Exploration & Production	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity - November 25, 2020) (14)	3 month LIBOR	3,000	2,983	338
Tervita Corporation (8) (9)	Oil and Gas Environmental Services	LIBOR Plus 5.00% (Floor 1.25%), Current Coupon 6.25%, Secured Debt (Maturity - May 15, 2018)	3 month LIBOR	1,003	1,008	847
The Topps Company, Inc. (8)	Trading Cards & Confectionary	LIBOR Plus 6.00% (Floor 1.25%), Current Coupon 7.25%, Secured Debt (Maturity - October 2, 2018)	3 month LIBOR	978	972	960
TOMS Shoes, LLC (8)	Global Designer, Distributor, and Retailer of Casual Footwear	LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity - October 30, 2020)	3 month LIBOR	4,950	4,553	3,261
Travel Leaders Group, LLC (8) (12)	Travel Agency Network Provider	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - December 7, 2020)	3 month LIBOR	16,693	16,594	16,631
Unirush LLC (10) (13)	Provider of Prepaid Debt Card Solutions	12.00 Secured Debt (Maturity Date - February 1, 2019)	None	3,000	2,647	2,647
		Warrants (111,181 equivalent shares, Expiration - February 2, 2026)	—	—	313	313
					2,960	2,960
USJ-IMECO Holding Company, LLC (8)	Marine Interior Design and Installation	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - April 16, 2020)	3 month LIBOR	7,847	7,829	7,730
Valley Healthcare Group, LLC (8) (10) (13)	Provider of Durable Medical Equipment	LIBOR Plus 12.50% (Floor .50%), Current Coupon 13.00%, Secured Debt (Maturity - December 29, 2020)	1 month LIBOR	2,600	2,550	2,550
Vision Solutions, Inc. (8)	Provider of Information Availability Software	LIBOR Plus 6.00% (Floor 1.50%), Current Coupon 7.00%, Secured Debt (Maturity - July 23, 2016)	1 month LIBOR	1,185	1,186	1,144
		LIBOR Plus 8.00% (Floor 1.50%), Current Coupon 9.50%, Secured Debt (Maturity - July 23, 2017) (14)	1 month LIBOR	875	872	809
					2,058	1,953
Vivid Seats, LLC (8)	Provider of Online Secondary Ticket Marketplace	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - March 1, 2022)	1 month LIBOR	5,000	4,654	4,681
Volusion, LLC (10)	Provider of Online Software-as-a-Service eCommerce Solutions	10.50% Secured Debt (Maturity Date - January 24, 2020)	None	7,500	6,895	6,895
		Preferred Member Units (2,090,001 shares)	—	—	6,000	6,000
		Warrants (407,408 equivalent shares, Expiration - January 26, 2025)	—	—	600	600
					13,495	13,495
Worley Claims Services, LLC (8) (11)	Insurance Adjustment Management and Services Provider	LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.00%, Secured Debt (Maturity - October 31, 2020)	1 month LIBOR	6,419	6,368	6,196
YP Holdings LLC (8)	Online and Offline Advertising Operator	LIBOR Plus 6.75% (Floor 1.25%), Current Coupon 8.00%, Secured Debt (Maturity - June 4, 2018)	1 month LIBOR	12,347	14,281	13,415

Subtotal Non-Control/Non-Affiliate Investments (5) (94% of total portfolio investments at fair value)					$880,163	$809,806

Total Portfolio Investments					$923,793	$857,832

Short Term Investments (20)
Fidelity Institutional Money Market Funds	—	Prime Money Market Portfolio, Class II Shares (21)	—	—	$4,615	$4,615
US Bank Money Market Account (21)	—	—	—	—	5,284	5,284
UMB Bank Money Market Account (21)	—	—	—	—	4,334	4,334

Total Short Term Investments					$14,233	$14,233
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
(3) See Note 3 - Fair Value Hierarchy for Investments for summary geographic location of portfolio companies.
(4) Affiliate investments are generally defined by the 1940 Investment Company Act of 1940, as amended (the “1940 Act”), as investments in which between 5% and 25% of the voting securities are owned, or an investment in an investment company’s investment adviser, and the investments are not classified as Control investments.
(5) Non-Control/Non-Affiliate investments are generally defined by the 1940 Act as investments that are neither Control investments nor Affiliate investments.
(6) Control investments are generally defined by the 1940 Act as investments in which more than 25% of the voting securities are owned or where the ability to nominate greater than 50% of the board representation is maintained.
(7) Principal is net of repayments. Cost represents amortized cost which is net of repayments and adjusted for the amortization of premiums and/or accretion of discounts, as applicable.
(8) Index based floating interest rate is subject to contractual minimum interest rates.
(9) The investment is not a qualifying asset in an eligible portfolio company under the 1940 Act. A business development company (“BDC”) may not acquire any asset other than qualifying assets in eligible portfolio companies unless, at the time the acquisition is made, qualifying assets represent at least 70% of the BDC's total assets. As of March 31, 2016, approximately 12.9% of the Company's investments were considered non-qualifying.
(10) Investment is classified as a Lower Middle Market investment.
(11) Investment is classified as a Private Loan portfolio investment.
(12) Investment or portion of investment is under contract to purchase and met trade date accounting criteria as of March 31, 2016. Settlement occurred or is scheduled to occur after March 31, 2016.
(13) Investment serviced by Main Street pursuant to servicing arrangements with the Company.
(14) Second lien secured debt investment.
(15) Investment is classified as an Other Portfolio investment.
(16) Income producing through dividends or distributions.
(17) Unsecured debt investment.
(18) Investment is on non-accrual status as of March 31, 2016.
(19) Maturity date is under on-going negotiations with the portfolio company and other lenders, if applicable.
(20) Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less.
(21) Effective yield as of March 31, 2016 was approximately 0.01%.
(22) The 1, 2, 3, and 6-month London Interbank Offered Rate ("LIBOR") rates were 0.44%, 0.52%, 0.63% and 0.90%, respectively, as of March 31, 2016. The actual LIBOR rate for each loan listed may not be the applicable LIBOR rate as of March 31, 2016, as the loan may have been priced or repriced based on a LIBOR rate prior to or subsequent to March 31, 2016. The prime rate was 3.50% as of March 31, 2016.

See notes to the condensed consolidated financial statements.

HMS Income Fund, Inc. Condensed Consolidated Schedule of Investments
As of December 31, 2015
(dollars in thousands)
Portfolio Company (1) (3)	Business Description	Type of Investment (2) (3)	Index Rate (22)	Principal (7)	Cost (7)	Fair Value

Control Investments (6)
GRT Rubber Technologies, LLC (8) (10) (13)	Engineered Rubber Product Manufacturer	LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.00%, Secured Debt (Maturity - December 19, 2019)	1 month LIBOR	$7,941	$7,806	$7,806
		Member Units (2,896 shares)	—	—	6,435	7,674
					14,241	15,480

Subtotal Control Investments (6) (2% of total portfolio investments at fair value)					$14,241	$15,480

Affiliate Investments (4)
AFG Capital Group, LLC (10) (13)	Provider of Rent-to-Own Financing Solutions and Services	11.00% Secured Debt (Maturity Date - November 7, 2019)	None	$3,240	$3,118	$3,198
		Member Units (46 shares)	—	—	300	505
		Warrants (10 equivalent shares, Expiration - November 7, 2024)	—	—	65	122
					3,483	3,825
EIG Traverse Co-Investment, LP (9) (15)	Investment Partnership	LP Interests (EIG Traverse Co-Investment, LP) (Fully diluted 6.6%) (16)	—	—	4,755	4,755
Freeport First Lien Loan Fund III, LP (9) (15)	Investment Partnership	LP Interests (Freeport First Lien Loan Fund III, LP) (Fully diluted 6.4%) (16)	—	—	2,077	2,077
HW Temps LLC (8) (10) (13)	Temporary Staffing Solutions	LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 10.50%, Secured Debt (Maturity Date - July 2, 2020)	1 month LIBOR	2,494	2,430	2,430
		Member Units (800 shares)	—	—	986	986
					3,416	3,416
M.H. Corbin LLC (10) (13)	Manufacturer and Distributor of Traffic Safety Products	10.00% Secured Debt (Maturity Date - August 31, 2021)	None	3,500	3,467	3,467
		Member Units (1,000 shares)	—	—	1,500	1,500
					4,967	4,967
Mystic Logistics, Inc. (10) (13)	Logistics and Distribution Services Provider for Large Volume Mailers	12.00% Secured Debt (Maturity Date - August 15, 2019)	None	2,362	2,299	2,361
		Common Stock (1,468 shares) (16)	—	—	680	1,492
					2,979	3,853
SoftTouch Medical Holdings LLC (8) (10) (13)	Home Provider of Pediatric Durable Medical Equipment	LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.00%, Secured Debt (Maturity Date - October 31, 2019)	1 month LIBOR	1,425	1,402	1,402
		Member Units (785 shares) (16)	—	—	870	1,008
					2,272	2,410

Subtotal Affiliate Investments (4) (3% of total portfolio investments at fair value)					$23,949	$25,303

Non-Control/Non-Affiliate Investments (5)
AccuMed Corporation (8) (11)	Medical Device Contract Manufacturer	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity - October 29, 2020)	2 month LIBOR	9,750	9,595	9,595
Adams Publishing Group, LLC (8) (11)	Local Newspaper Operator	LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 7.75%, Secured Debt (Maturity - November 3, 2020)	2 month LIBOR	9,506	9,317	9,328
Ahead, LLC (8) (11)	IT Infrastructure Value Added Reseller	LIBOR Plus 6.50%, Current Coupon 6.76%, Secured Debt (Maturity - November 2, 2020)	1 month LIBOR	10,000	9,708	9,750
Allflex Holdings III Inc. (8)	Manufacturer of Livestock Identification Products	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity - July 19, 2021) (14)	3 month LIBOR	14,922	15,013	14,713
AmeriTech College Operations, LLC (10) (13)	For-Profit Nursing and Healthcare College	10.00% Secured Debt, (Maturity - January 31, 2020)	None	375	375	375
		10.00% Secured Debt, (Maturity - November 30, 2019)	None	61	60	60
		10.00% Secured Debt, (Maturity - May 15, 2016)	None	64	64	64
		Preferred Member Units (364 shares) (16)	—	—	284	284
					783	783
AMF Bowling Centers, Inc. (8)	Bowling Alley Operator	LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.25%, Secured Debt (Maturity - September 18, 2021)	3 month LIBOR	13,847	13,777	13,720
AP Gaming I, LLC (8) (11)	Developer, Manufacturer, and Operator of Gaming Machines	LIBOR Plus 8.25% (Floor 1.00%), Current Coupon 9.25%, Secured Debt (Maturity - December 21, 2020)	3 month LIBOR	11,407	11,290	11,036
Apex Linen Service, Inc. (10) (13)	Industrial Launderers	13.00% Secured Debt, (Maturity - October 30, 2022)	None	3,000	2,944	2,944
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - October 30, 2022)	1 month LIBOR	400	400	400
					3,344	3,344
Aptean, Inc. (8)	Enterprise Application Software Provider	LIBOR Plus 4.25% (Floor 1.00%), Current Coupon 5.25%, Secured Debt (Maturity - February 26, 2020)	3 month LIBOR	4,415	4,415	4,323
Arcus Hunting, LLC (8) (11)	Manufacturer of Bowhunting and Archery Products and Accessories	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity - November 13, 2019)	3 month LIBOR	4,770	4,665	4,665
Artel, LLC (8)	Land-Based and Commercial Satellite Provider	LIBOR Plus 7.00% (Floor 1.25%), Current Coupon 8.25%, Secured Debt (Maturity - November 27, 2017)	3 month LIBOR	3,344	3,274	2,859
ATX Networks Corp. (8) (9)	Provider of Radio Frequency Management Equipment	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - June 11, 2021)	3 month LIBOR	14,925	14,645	14,701
BarFly Ventures, LLC (11)	Casual Restaurant Group	12.00% Secured Debt (Maturity Date - August 30, 2020)	None	1,374	1,348	1,348
		Warrants (.364 equivalent shares, Expiration - August 31, 2025)	—	—	158	158
					1,506	1,506
Berry Aviation, Inc. (11)	Airline Charter Service Operator	12.00% Current / 1.75% PIK Secured Debt (Maturity Date - January 30, 2020) (14)	None	1,407	1,386	1,386
		Common Stock (138 shares)	—	—	100	100
					1,486	1,486
Bioventus, LLC (8) (11)	Production of Orthopedic Healing Products	LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 11.00%, Secured Debt (Maturity - April, 10, 2020) (14)	1 month LIBOR	7,000	6,888	6,895
Blackbrush Oil and Gas LP (8)	Oil & Gas Exploration	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity - July 30, 2021) (14)	3 month LIBOR	12,085	11,655	9,758
Blackhawk Specialty Tools LLC (8)	Oilfield Equipment & Services	LIBOR Plus 5.25% (Floor 1.25%), Current Coupon 6.50%, Secured Debt (Maturity - August 1, 2019)	3 month LIBOR	8,500	8,047	7,862
Blue Bird Body Company (8)	School Bus Manufacturer	LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity - June 26, 2020)	3 month LIBOR	5,062	5,002	5,027
Bluestem Brands, Inc. (8) (9)	Multi-Channel Retailer of General Merchandise	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity - November 6, 2020)	3 month LIBOR	14,619	14,330	13,705
Brightwood Capital Fund III, LP (9) (15)	Investment Partnership	LP Interests (Brightwood Capital Fund III, LP) (Fully diluted .52%) (16)	—	—	3,825	3,695
Brundage-Bone Concrete Pumping, Inc.	Construction Services Provider	10.38% Secured Bond (Maturity - September 1, 2021) (14)	None	10,000	10,173	9,750
Buca C, LLC (8) (10) (13)	Casual Restaurant Group	LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.25%, Secured Debt (Maturity - June 30, 2020)	1 month LIBOR	17,020	16,708	16,708
		Preferred Member Units (4 units)	—	—	2,472	2,472
					19,180	19,180
CAI Software, LLC (10) (13)	Provider of Specialized Enterprise Resource Planning Software	12.00% Secured Debt (Maturity Date - October 10, 2019)	None	1,165	1,138	1,165
		Member Units (16,339 shares)	—	—	163	250
					1,301	1,415
CJ Holding Company (8)	Oil and Gas Equipment and Services	LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity - March 24, 2020)	1 month LIBOR	5,955	5,189	3,710
Cengage Learning Acquisitions, Inc. (8)	Provider of Educational Print and Digital Services	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - March 31, 2020)	1 month LIBOR	15,018	15,024	14,680
Cenveo Corporation	Provider of Commercial Printing, Envelopes, Labels, Printed Office Products	6.00% Secured Bond (Maturity - August 1, 2019)	None	10,000	8,719	7,050
Charlotte Russe, Inc. (8)	Fast-Fashion Retailer to Young Women	LIBOR Plus 5.50% (Floor 1.25%), Current Coupon 6.75%, Secured Debt (Maturity - May 22, 2019)	3 month LIBOR	15,101	14,853	10,541
Clarius BIGS, LLC (11) (13) (18)	Prints & Advertising Film Financing	15.00% PIK Secured Debt (Maturity - January 5, 2015) (18)	None	2,480	2,222	412
		20.00% PIK Secured Debt (Maturity - January 5, 2015) (18)	None	896	803	149
					3,025	561
Compuware Corporation (8)	Provider of Software and Supporting Services	LIBOR Plus 5.25% (Floor 1.00%), Current Coupon 6.25%, Secured Debt (Maturity - December 15, 2019)	3 month LIBOR	14,250	13,893	13,523
Covenant Surgical Partners, Inc.	Ambulatory Surgical Centers	8.75% Secured Debt (Maturity - August 1, 2019)	None	9,500	9,500	9,263
CRGT, Inc. (8)	Provider of Custom Software Development	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity - December 18, 2020)	3 month LIBOR	14,168	13,918	14,098
CST Industries, Inc. (8)	Storage Tank Manufacturer	LIBOR Plus 6.25% (Floor 1.50%), Current Coupon 7.75%, Secured Debt (Maturity - May 22, 2017)	3 month LIBOR	1,978	1,975	1,958
Datacom, LLC (10) (13)	Technology and Telecommunications Provider	10.50% Secured Debt (Maturity - May 30, 2019)	None	1,245	1,226	1,192
		Preferred Member Units (1,530 units) (16)	—	—	131	131
		Preferred Member Units (717 units)	—	—	670	564
					2,027	1,887
Digital River, Inc. (8) (12)	Provider of Outsourced e-Commerce Solutions and Services	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity - February 12, 2021)	3 month LIBOR	9,786	9,691	9,688
ECP-PF: CT Operations, Inc. (8) (11)	Fitness Club Operator	LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.00%, Secured Debt (Maturity - November 26, 2019)	3 month LIBOR	1,875	1,860	1,831
East West Copolymer & Rubber, LLC (10) (13)	Manufacturer of Synthetic Rubbers	12.00% Secured Debt (Maturity Date - October 17, 2019)	None	2,400	2,336	2,336
		Warrants (627,697 equivalent shares, Expiration - October 15, 2024)	—	—	10	10
					2,346	2,346
Energy & Exploration Partners, LLC (18)	Oil & Gas Exploration and Production	LIBOR plus 6.75% (Floor 1.00%), Current Coupon 7.75%, Secured Debt (Maturity - January 22, 2019) (8) (18)	3 month LIBOR	9,900	8,638	2,500
		8.75% Secured Debt (Maturity - January 21, 2016)	None	233	233	233
					8,871	2,733
Evergreen Skills Lux S.á r.l. (d/b/a Skillsoft) (8) (9)	Technology-Based Performance Support Solutions	LIBOR Plus 8.25% (Floor 1.00%), Current Coupon 9.25%, Secured Debt (Maturity - April 28, 2022) (14)	3 month LIBOR	10,902	10,382	7,277
Extreme Reach, Inc. (8)	Integrated TV and Video Advertising Platform	LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 6.75%, Secured Debt (Maturity - February 7, 2020)	3 month LIBOR	6,853	6,822	6,742
Flavors Holdings, Inc. (8)	Global Provider of Flavoring and Sweetening Products and Solutions	LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 6.75%, Secured Debt (Maturity - April 3, 2020)	3 month LIBOR	8,438	8,135	7,509
Fram Group Holdings, Inc. (8)	Manufacturer of Automotive Maintenance Products	LIBOR Plus 5.50% (Floor 1.50%), Current Coupon 7.00%, Secured Debt (Maturity - July 29, 2017)	1 month LIBOR	8,099	7,782	6,105
GST Autoleather, Inc. (8)	Automotive Leather Manufacturer	LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity Date - July 10, 2020)	3 month LIBOR	9,875	9,796	9,529
Guerdon Modular Holdings, Inc. (10) (13)	Multi-Family and Commercial Modular Construction Company	11.00% Secured Debt (Maturity - August 13, 2019)	None	2,600	2,542	2,547
		Common Stock (53,008 shares)	—	—	746	497
					3,288	3,044
Guitar Center, Inc.	Musical Instruments Retailer	6.50% Secured Bond (Maturity - April 15, 2019)	None	13,015	12,135	10,933
Halcon Resources Corporation	Oil & Gas Exploration & Production	9.75% Unsecured Bond (Maturity - July 15, 2020) (17)	None	3,000	2,630	870
Hojeij Branded Foods, Inc. (8) (11)	Multi-Airport, Multi-Concept Restaurant Operator	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity Date - July 28, 2021)	3 month LIBOR	5,330	5,280	5,280
Horizon Global Corporation (8)	Auto Parts Manufacturer	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity Date - June 30, 2021)	1 month LIBOR	12,675	12,462	12,580
Hunter Defense Technologies, Inc. (8)	Provider of Military and Commercial Shelters and Systems	LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity Date - August 5, 2019)	3 month LIBOR	10,495	10,420	10,390
ICON Health and Fitness, Inc.	Producer of Fitness Products	11.88% Secured Bond (Maturity - October 15, 2016)	None	13,337	13,252	12,670
iEnergizer Limited (8) (9)	Provider of Business Outsourcing Solutions	LIBOR Plus 6.00% (Floor 1.25%), Current Coupon 7.25%, Secured Debt (Maturity - May 1, 2019)	1 month LIBOR	4,312	4,305	3,988
Indivior Finance, LLC (8) (9)	Specialty Pharmaceutical Company Treating Opioid Dependence	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - December 19, 2019)	3 month LIBOR	9,500	9,003	8,930
Industrial Container Services, LLC (8) (11)	Steel Drum Reconditioner	LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 6.75%, Secured Debt (Maturity - December 31, 2018)	3 month LIBOR	4,987	4,930	4,930
Inn of the Mountain Gods Resort and Casino	Hotel & Casino Owner & Operator	9.25% Secured Bond (Maturity - November 30, 2020)	None	10,749	10,551	9,943
Intertain Group Limited (8) (9)	Business-to-Consumer Online Gaming Operator	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity - April 8, 2022)	3 month LIBOR	9,938	9,783	9,914
Invenergy Thermal Operating I, LLC (8)	Power Generation	LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity - October 19, 2022)	3 month LIBOR	9,975	9,775	9,676
iPayment, Inc. (8) (12)	Provider of Merchant Acquisition	LIBOR Plus 5.25% (Floor 1.50%), Current Coupon 6.75%, Secured Debt (Maturity - May 8, 2017)	3 month LIBOR	15,115	14,954	14,532
iQor US Inc. (8)	Business Process Outsourcing Services Provider	LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity - April 1, 2021)	3 month LIBOR	7,837	7,320	6,295
IronGate Energy Services, LLC	Oil and Gas Services	11.00% Secured Bond (Maturity - July 1, 2018)	None	5,825	5,828	3,204
Jackmont Hospitality, Inc. (8) (11)	Franchisee of Casual Dining Restaurants	LIBOR Plus 4.25% (Floor 1.00%)/ 2.50% PIK , Current Coupon 7.75%, Secured Debt (Maturity Date - May 26, 2021)	1 month LIBOR	8,715	8,678	8,325
Joerns Healthcare, LLC (8)	Manufacturer and Distributor of Health Care Equipment & Supplies	LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity - May 9, 2020)	3 month LIBOR	4,412	4,392	4,381
JSS Holdings, Inc. (8)	Aircraft Maintenance Program Provider	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity Date - August 31, 2021)	3 month LIBOR	14,566	14,230	13,765
Kellermeyer Bergensons Services, LLC (8)	Outsourced Janitorial Services to Retail/Grocery Customers	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity - April 29, 2022) (14)	3 month LIBOR	14,700	14,591	14,553
Kendra Scott, LLC (8)	Jewelry Retail Stores	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity Date - July 17, 2020)	3 month LIBOR	9,875	9,784	9,801
Keypoint Government Solutions, Inc. (8)	Provider of Pre-Employment Screening Services	LIBOR Plus 6.50% (Floor 1.25%), Current Coupon 7.75%, Secured Debt (Maturity - November 13, 2017)	3 month LIBOR	2,033	2,025	2,023
LaMi Products, LLC (8) (11)	General Merchandise Distribution	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity - September 16, 2020)	3 month LIBOR	4,729	4,640	4,640
Larchmont Resources, LLC (8)	Oil & Gas Exploration & Production	LIBOR Plus 8.75% (Floor 1.00%), Current Coupon 9.75%, Secured Debt (Maturity - August 7, 2019)	3 month LIBOR	13,268	11,918	9,420
Legendary Pictures Funding, LLC (8) (11)	Producer of TV, Film, and Comic Content	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - April 22, 2020)	3 month LIBOR	7,500	7,367	7,425
LJ Host Merger Sub, Inc. (8)	Managed Services and Hosting Provider	LIBOR Plus 4.75% (Floor 1.25%), Current Coupon 6.00%, Secured Debt (Maturity - December 13, 2019)	3 month LIBOR	5,122	5,109	5,071
MAH Merger Corporation (8)	Sports-Themed Casual Dining Chain	LIBOR Plus 4.50% (Floor 1.25%), Current Coupon 5.75%, Secured Debt (Maturity - July 19, 2019)	1 month LIBOR	1,373	1,373	1,370
MediMedia USA, Inc. (8)	Provider of Healthcare Media and Marketing	LIBOR Plus 6.75% (Floor 1.25%), Current Coupon 8.00%, Secured Debt (Maturity - November 20, 2018)	3 month LIBOR	11,904	11,826	11,369
Milk Specialties Company (8)	Processor of Nutrition Products	LIBOR Plus 7.00% (Floor 1.25%), Current Coupon 8.25%, Secured Debt (Maturity - November 9, 2018)	3 month LIBOR	4,669	4,630	4,673
Minute Key, Inc. (10) (13)	Operator of Automated Key Duplication Kiosk	10.00% Current / 2.00% PIK Secured Debt (Maturity Date - September 19, 2019) (14)	None	3,530	3,426	3,426
		Warrants (359,352 equivalent shares, Expiration - May 20, 2025)	—	—	70	70
					3,496	3,496
Mood Media Corporation (8) (9)	Provider of Electronic Equipment	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - May 1, 2019)	3 month LIBOR	14,975	14,953	14,282
New Media Holdings II LLC (8) (9)	Local Newspaper Operator	LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.25%, Secured Debt (Maturity - June 4, 2020)	3 month LIBOR	14,856	14,696	14,726
North Atlantic Trading Company, Inc. (8)	Marketer/Distributor of Tobacco	LIBOR Plus 6.50% (Floor 1.25%), Current Coupon 7.75%, Secured Debt (Maturity -January 13, 2020)	3 month LIBOR	11,222	11,222	11,138
Novitex Acquisition, LLC (8)	Provider of Document Management Services	LIBOR Plus 6.25% (Floor 1.25%), Current Coupon 7.50%, Secured Debt (Maturity - July 7, 2020)	3 month LIBOR	11,632	11,387	10,963
Panolam Industries International, Inc. (8)	Decorative Laminate Manufacturer	LIBOR Plus 6.50% (Floor 1.25%), Current Coupon 7.75%, Secured Debt (Maturity - August 23, 2017)	1 month LIBOR	7,402	7,342	7,365
Paris Presents, Inc. (8)	Branded Cosmetic and Bath Accessories	LIBOR Plus 8.25% (Floor 1.00%), Current Coupon 9.25%, Secured Debt (Maturity - December 31, 2021) (14)	1 month LIBOR	7,500	7,364	7,350
Parq Holdings, LP (8) (9) (12)	Hotel and Casino Operator	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity - December 17, 2020)	1 month LIBOR	12,500	12,354	12,000
Permian Holdings, Inc.	Storage Tank Manufacturer	10.50% Secured Bond (Maturity - January 15, 2018)	None	6,885	5,819	2,616
Pernix Therapeutics Holdings, Inc. (11)	Pharmaceutical Royalty - Anti-Migraine	12.00% Secured Bond (Maturity - August 1, 2020)	None	3,341	3,309	3,305
Pike Corporation (8) (12)	Construction and Maintenance Services for Electric Transmission and Distribution Infrastructure	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity - June 22, 2022) (14)	3 month LIBOR	13,334	13,037	13,079
Polyconcept Financial B.V. (8)	Promotional Products to Corporations and Consumers	LIBOR Plus 4.75% (Floor 1.25%), Current Coupon 6.00%, Secured Debt (Maturity - June 28, 2019)	1 month LIBOR	5,312	5,303	5,279
Premier Dental Services, Inc. (8)	Dental Care Services	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity - November 1, 2018)	3 month LIBOR	4,511	4,490	3,958
Prowler Acquisition Corporation (8)	Specialty Distributor to the Energy Sector	LIBOR Plus 4.50% (Floor 1.00%), Current Coupon 5.50%, Secured Debt (Maturity - January 28, 2020)	3 month LIBOR	7,248	6,541	6,161
Raley's, Inc. (8)	Family-Owned Supermarket Chain in California	LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.25%, Secured Debt (Maturity - May 18, 2022)	3 month LIBOR	5,094	4,998	5,069
RCHP, Inc. (8)	Region Non-Urban Hospital Owner/Operator	LIBOR Plus 10.25% (Floor 1.00%), Current Coupon 11.25%, Secured Debt (Maturity - October 23, 2019) (14)	2 month LIBOR	15,072	14,680	15,072
Renaissance Learning, Inc. (8)	Technology-based K-12 Learning Solutions	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity - April 11, 2022) (14)	3 month LIBOR	12,950	12,493	12,238
RGL Reservoir Operations, Inc. (8) (9)	Oil & Gas Equipment & Services	LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity - August 13, 2021)	3 month LIBOR	3,950	3,850	1,534
RLJ Entertainment, Inc. (8) (11)	Movie and TV Programming Licensee and Distributor	LIBOR Plus 8.75% (Floor .25%), Current Coupon 9.08%, Secured Debt (Maturity - September 11, 2019)	3 month LIBOR	8,134	7,824	7,824
RM Bidder, LLC (11)	Acquisition Vehicle	Common Stock (1,854 shares)	—	—	31	30
		Series A Warrants (124,915 equivalent shares, Expiration - October 20, 2025)	—	—	284	242
		Series B Warrants (93,686 equivalent shares, Expiration - October 20, 2025)	—	—	—	—
					315	272
Sage Automotive Interiors, Inc (8)	Automotive Textiles Manufacturer	LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.00%, Secured Debt (Maturity - October 8, 2021) (14)	3 month LIBOR	5,000	4,956	4,950
Salient Partners, LP (8)	Provider of Asset Management Services	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity - June 9, 2021)	1 month LIBOR	7,388	7,250	7,240
Siteone Landscape Supply, LLC (8) (11)	Distributor of Landscaping Supplies	LIBOR Plus 4.00% (Floor 1.00%), Current Coupon 5.00%, Secured Debt (Maturity - December 23, 2019)	3 month LIBOR	6,383	6,149	6,224
Sorenson Communications, Inc.	Manufacturer of Communication Products for Hearing Impaired	9.00% Secured Bond (Maturity - October 31, 2020) (14)	None	11,710	11,226	11,007
Sotera Defense Solutions, Inc. (8)	Defense Industry Intelligence Services	LIBOR Plus 7.50% (Floor 1.50%), Current Coupon 9.00%, Secured Debt (Maturity - April 21, 2017)	3 month LIBOR	3,453	3,344	3,194
Stardust Finance Holdings, Inc. (8)	Manufacturer of Diversified Building Products	LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity - March 13, 2022)	3 month LIBOR	2,481	2,425	2,413
		LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 10.50%, Secured Debt (Maturity - March 13, 2023) (14)	3 month LIBOR	5,000	4,766	4,825
					7,191	7,238
Synagro Infrastructure Company, Inc. (8)	Waste Management Services	LIBOR Plus 5.25% (Floor 1.00%), Current Coupon 6.25%, Secured Debt (Maturity - August 22, 2020)	3 month LIBOR	2,704	2,683	2,366
Teleguam Holdings, LLC (8)	Cable and Telecom Services Provider	LIBOR Plus 7.50% (Floor 1.25%), Current Coupon 8.75%, Secured Debt (Maturity - June 10, 2019) (14)	1 month LIBOR	3,000	3,017	2,985
Templar Energy, LLC (8)	Oil & Gas Exploration & Production	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity - November 25, 2020) (14)	3 month LIBOR	3,000	2,982	364
Tervita Corporation (8) (9)	Oil and Gas Environmental Services	LIBOR Plus 5.00% (Floor 1.25%), Current Coupon 6.25%, Secured Debt (Maturity - May 15, 2018)	3 month LIBOR	1,009	1,015	785
The Topps Company, Inc. (8)	Trading Cards & Confectionary	LIBOR Plus 6.00% (Floor 1.25%), Current Coupon 7.25%, Secured Debt (Maturity - October 2, 2018)	3 month LIBOR	980	974	962
TOMS Shoes, LLC (8)	Global Designer, Distributor, and Retailer of Casual Footwear	LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity - October 30, 2020)	3 month LIBOR	4,963	4,548	3,387
Travel Leaders Group, LLC (8)	Travel Agency Network Provider	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - December 7, 2020)	3 month LIBOR	14,306	14,226	14,163
USJ-IMECO Holding Company, LLC (8)	Marine Interior Design and Installation	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - April 16, 2020)	3 month LIBOR	7,867	7,848	7,789
Valley Healthcare Group, LLC (8) (10) (13)	Provider of Durable Medical Equipment	LIBOR Plus 12.50% (Floor .50%), Current Coupon 13.00%, Secured Debt (Maturity - December 29, 2020)	1 month LIBOR	2,600	2,548	2,548
Vantage Oncology, LLC	Outpatient Radiation Oncology Treatment Centers	9.50% Secured Bond (Maturity - June 15, 2017)	None	13,507	13,211	11,413
Vision Solutions, Inc. (8)	Provider of Information Availability Software	LIBOR Plus 4.50% (Floor 1.50%), Current Coupon 6.00%, Secured Debt (Maturity - July 23, 2016)	1 month LIBOR	1,296	1,297	1,257
		LIBOR Plus 8.00% (Floor 1.50%), Current Coupon 9.50%, Secured Debt (Maturity - July 23, 2017) (14)	1 month LIBOR	875	871	831
					2,168	2,088
Volusion, LLC (10)	Provider of Online Software-as-a-Service eCommerce Solutions	10.50% Secured Debt (Maturity Date - January 24, 2020)	None	7,500	6,866	6,866
		Member Units (2,090,001 shares)	—	—	6,000	6,000
		Warrants (407,408 equivalent shares, Expiration - January 26, 2025)	—	—	600	600
					13,466	13,466
Worley Claims Services, LLC (8) (11)	Insurance Adjustment Management and Services Provider	LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.00%, Secured Debt (Maturity - October 31, 2020)	1 month LIBOR	6,435	6,382	6,210
YP Holdings LLC (8)	Online and Offline Advertising Operator	LIBOR Plus 6.75% (Floor 1.25%), Current Coupon 8.00%, Secured Debt (Maturity - June 4, 2018)	1 month LIBOR	12,347	12,336	11,977

Subtotal Non-Control/Non-Affiliate Investments (5) (95% of total portfolio investments at fair value)					$866,499	$812,205

Total Portfolio Investments					$904,689	$852,988

Short Term Investments (20)
Fidelity Institutional Money Market Funds	—	Prime Money Market Portfolio, Class II Shares (21)	—	$13,363	$13,363	$13,363
US Bank Money Market Account (21)	—	—	—	7,009	7,009	7,009

Total Short Term Investments					$20,372	$20,372
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
(Unaudited)

Note 1 – Principal Business and Organization

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

The Company previously registered for sale up to 150,000,000 shares of common stock pursuant to a registration statement on Form N-2 (File No. 333-178548) which was initially declared effective by the Securities and Exchange Commission (the “SEC”) on June 4, 2012 (the “Initial Offering”). The Initial Offering terminated on December 1, 2015. The Company raised approximately $601.2 million under the Initial Offering, including proceeds from the dividend reinvestment plan of approximately $22.0 million. On January 5, 2016, the SEC declared a new registration statement on Form N-2 (File No. 333-204659), as amended, effective under which the Company registered for sale up to $1,500,000,000 worth of shares of common stock (the “Offering”). As of March 31, 2016, the Company had raised approximately $20.6 million in the Offering, including proceeds from the distribution reinvestment plan of approximately $5.8 million.

The Company's wholly owned subsidiaries, HMS Funding I LLC (“HMS Funding”) and HMS Equity Holding, LLC (“HMS Equity Holding”), were both organized as Delaware limited liability companies in 2014. HMS Funding was created pursuant to the Capital One Credit Facility (as defined below) in order to function as a "Structured Subsidiary," which is permitted to incur debt outside of the Capital One Credit Facility since it is not a guarantor under the Capital One Credit Facility. HMS Equity Holding, which has elected to be a taxable entity, primarily holds equity investments in portfolio companies which are “pass through” entities for tax purposes.

The business of the Company is managed by HMS Adviser LP (the “Adviser”), a Texas limited partnership and affiliate of Hines Interests Limited Partnership (“Hines”), under an Investment Advisory and Administrative Services Agreement dated May 31, 2012, as amended (the “Investment Advisory Agreement”). The Company and the Adviser have retained MSC Adviser I, LLC (the "Sub-Adviser"), a wholly owned subsidiary of Main Street Capital Corporation ("Main Street"), a New York Stock Exchange listed BDC, as the Company’s investment sub-adviser, pursuant to an Investment Sub-Advisory Agreement (the “Sub-Advisory Agreement”), to identify, evaluate, negotiate and structure prospective investments, make investment and portfolio management recommendations for approval by the Adviser, monitor the Company’s investment portfolio and provide certain ongoing administrative services to the Adviser. The Adviser and the Sub-Adviser are collectively referred to as the “Advisers,” and each is registered under the Investment Advisers Act of 1940, as amended. Upon the execution of the Sub-Advisory Agreement, Main Street became an affiliated person of the Company. The Company has engaged Hines Securities, Inc. (the “Dealer Manager”), an affiliate of the Adviser, to serve as the Dealer Manager for the Offering. The Dealer Manager is responsible for marketing the Company’s shares of common stock being offered pursuant to the Offering.

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company are prepared in accordance with the instructions to Form 10Q and accounting principles generally accepted in the United States of America (“GAAP”). The unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the Company’s results for the interim periods presented. The results of operations for interim periods are not indicative of results to be expected for the full year.

Amounts as of December 31, 2015 included in the unaudited condensed consolidated financial statements have been derived from the Company's audited consolidated financial statements as of that date. All intercompany balances and transactions have been eliminated. Certain financial information that is normally included in annual financial statements, including certain financial statement footnotes, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year. Therefore, these financial statements should be read in conjunction with the Company’s financial statements and notes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the SEC on March 11, 2016. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.

Reclassifications

Certain amounts in the Condensed Consolidated Statements of Changes in Net Assets related to selling commissions, dealer manager fees and issuances under our dividend reinvestment plan have been disaggregated as of March 31, 2016. The prior period has been reclassified to conform to this presentation as of March 31, 2016.

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

As of March 31, 2016, the Company had three debt investments in two portfolio companies that were more than 90 days past due and had three debt investments in two portfolio companies that were on non-accrual status as of March 31, 2016. These portfolio companies experienced a significant decline in credit quality raising doubt regarding the Company's ability to collect the principal and interest contractually due. Given the credit deterioration of these portfolio companies, the Company has recognized no interest income on the three non-accrual debt investments during the three months ended March 31, 2016. Aside from these three investments on non-accrual status as of March 31, 2016, the Company is not aware of any material changes to the creditworthiness of the borrowers underlying its debt investments.

As of December 31, 2015, the Company had two debt investments in one portfolio company that were more than 90 days past due and had three debt investments in two portfolio companies that were on non-accrual status. These portfolio companies experienced a significant decline in credit quality raising doubt around the Company's ability to collect the principal and interest contractually due. Given the credit deterioration of these portfolio companies, the Company has recognized no interest income on two of the three non-accrual debt investments during the year ended December 31, 2015. For the other non-accrual debt investment, an allowance of $196,000 was booked for the interest income recognized during the three months ended December 31, 2015.

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

As of March 31, 2016 and December 31, 2015, the Company held eight and seven investments, respectively, which contained a PIK provision. As of March 31, 2016, two of the eight investments with PIK provisions were on non-accrual status. No PIK interest was recorded on these two non-accrual investments during the three months ended March 31, 2016. As of December 31, 2015, two of the seven investments with PIK provisions were on non-accrual status. No PIK interest was recorded on these two non-accrual investments during the year ended December 31, 2015. For the three months ended March 31, 2016 and March 31, 2015, the Company capitalized $8,000 and $194,000, respectively, of PIK interest. The Company stops accruing PIK interest and writes off any accrued and uncollected interest in arrears when it determines that such PIK interest in arrears is no longer collectible.

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

A presentation of the investment income the Company received from its Investment Portfolio in each of the periods presented (dollars in thousands) is as follows:

	Three Months Ended
	March 31, 2016	March 31, 2015
	(Unaudited)
Interest, Fee and Dividend Income
Interest Income	$20,706	$11,608
Fee Income	275	46
Dividend Income	278	139
Total Interest, Fee and Dividend Income	$21,259	$11,793

Offering Costs

In accordance with the Investment Advisory Agreement and the Sub-Advisory Agreement, the Company reimburses the Advisers for any offering costs that are paid on the Company's behalf, which consist of, among other costs, actual legal, accounting, bona fide out-of-pocket itemized and detailed due diligence costs, printing, filing fees, transfer agent costs, postage, escrow fees, advertising and sales literature and other offering costs. Pursuant to the terms of the Investment Advisory Agreement and Sub-Advisory Agreement, the Advisers are responsible for the payment of offering costs to the extent they exceed 1.5% of the aggregate gross proceeds from the offering.

The Company has decided to change its accounting treatment of offering costs to more closely follow certain SEC interpretations. Prior to January 1, 2016, offering costs were capitalized as incurred by the Advisers and such costs, up to 1.5% of the gross proceeds, were recorded as a charge to additional paid in capital and a reduction of deferred offering costs. Effective January 1, 2016, offering costs are capitalized as deferred offering costs as incurred by the Company and subsequently amortized to expense over a 12-month period. Deferred offering costs related to an offering will be fully amortized to expense upon the expiration or earlier termination of an offering. The Company evaluated this change in accounting treatment of offering costs and determined that it did not have a material impact on the Company's consolidated financial position, results of operations or cash flows for periods prior to January 1, 2016.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 supersedes the revenue recognition requirements under ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the ASC. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Under the new guidance, an entity is required to perform the following five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The new guidance will significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. Additionally, the guidance requires improved disclosures as to the nature, amount, timing and uncertainty of revenue that is recognized. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date which defers the effective date of ASU 2014-09 by one year for all entities under GAAP. The new guidance will be effective for the annual reporting period beginning after December 15, 2017, including interim periods within that reporting period. Early adoption would be permitted for annual reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact the adoption of this new accounting standard will have on the Company's consolidated financial statements and disclosures.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation: Amendments to the Consolidation Analysis which amends the consolidation requirements under ASC 810. This guidance amends the criteria for determining which entities are considered variable interest entities (“VIEs”) and amends the criteria for determining if a service provider possesses a variable interest in a VIE. ASU No. 2015-02 also eliminates the deferral under ASU 2010-10 for application of the VIE consolidation model that was granted for investments in certain investment companies. This guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015, and early adoption is permitted. The Company adopted this standard during the three months ended March 31, 2016. There was no impact on the Company's consolidated financial statements from the adoption of this new accounting standard.

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs which amends the required presentation of debt issuance costs on the balance sheet. The guidance will require that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the ASU No. 2015-03. For public business entities, the guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. In August 2015, the FASB issued ASU No. 2015-15, Interest—Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements which clarified ASU 2015-03. This guidance allows an entity to defer and present debt issuance costs for line-of-credit arrangements as an asset and subsequently amortize these deferred costs over the term of the line-of-credit arrangement. The Company adopted this standard during the three months ended March 31, 2016. There was no impact on the Company's consolidated financial statements from the adoption of this new accounting standard since the guidance allows the Company to continue to present its debt issuance costs for its line-of-credit arrangements as assets that are amortized over the term of the arrangements.

In May 2015, the FASB issued ASU 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This ASU removes, from the fair value hierarchy, investments which measure fair value using net asset value ("NAV") per share practical expedient. Instead, an entity is required to include those investments as a reconciling line item so that the total fair value amount of investments in the disclosure is consistent with the amount on the balance sheet. For public companies, this ASU is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendment should be applied retrospectively to all periods presented. The Company adopted this standard during the three months ended March 31, 2016. There was no impact on the Company's consolidated financial statements from the adoption of this new accounting standard as none of our investments are measured through the use of the practical expedient.

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

Note 3 — Fair Value Hierarchy for Investments

Fair Value Hierarchy

FASB's ASC Topic 820, Fair Value Measurement and Disclosures ("ASC 820") establishes a hierarchal disclosure framework which prioritizes and ranks the level of market price observability of inputs used in measuring investments at fair value. Market price observability is affected by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

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

As of March 31, 2016 and December 31, 2015, the Company’s investment portfolio was comprised of debt securities, equity investments, and Other Portfolio investments. The fair value determination for these investments primarily consisted of unobservable (Level 3) inputs.

As of March 31, 2016 and December 31, 2015, all of the Company’s LMM portfolio investments consisted of illiquid securities issued by private companies. The fair value determination for the LMM portfolio investments primarily consisted of unobservable inputs. As a result, all of the Company’s LMM portfolio investments were categorized as Level 3 as of March 31, 2016 and December 31, 2015.

As of March 31, 2016 and December 31, 2015, the Company's Middle Market portfolio investments consisted primarily of Middle Market investments in secured and unsecured debt investments and independently rated debt investments. The fair value determination for these investments consisted of a combination of (1) observable inputs in non-active markets for which sufficient observable inputs were available to determine the fair value of these investments, (2) observable inputs in the non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and (3) unobservable inputs. As a result, all of the Company's Middle Market portfolio investments were categorized as Level 3 as of March 31, 2016 and December 31, 2015.

As of March 31, 2016 and December 31, 2015, the Company’s Private Loan portfolio investments consisted primarily of debt investments. The fair value determination for Private Loan investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of the Company’s Private Loan portfolio investments were categorized as Level 3 as of March 31, 2016 and December 31, 2015.

As of March 31, 2016 and December 31, 2015, the Company’s Other Portfolio investments consisted of illiquid securities issued by private companies. The fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of the Company’s Other Portfolio equity investments were categorized as Level 3 as of March 31, 2016 and December 31, 2015.

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

The following table presents fair value measurements of the Company’s investments, by major class, as of March 31, 2016 according to the fair value hierarchy (dollars in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First lien secured debt investments	$—	$—	$672,812	$672,812
Second lien secured debt investments	—	—	138,834	138,834
Unsecured debt investments	—	—	533	533
Equity investments	—	—	45,653	45,653
Total	$—	$—	$857,832	$857,832

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

The following table presents fair value measurements of the Company’s investments, by investment classification, segregated by the level within the fair value hierarchy as of March 31, 2016 (dollars in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
LMM portfolio investments	$—	$—	$93,508	$93,508
Private Loan investments	—	—	119,458	119,458
Middle Market investments	—	—	627,834	627,834
Other Portfolio investments	—	—	17,032	17,032
Total	$—	$—	$857,832	$857,832

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

The significant unobservable inputs used in the fair value measurement of the Company’s LMM equity securities and Private Loan equity securities, which are generally valued through an average of the discounted cash flow technique and the market comparable/enterprise value technique (unless one of these approaches is not applicable), are (i) EBITDA multiples and (ii) the weighted average cost of capital (“WACC”). Significant increases (decreases) in EBITDA multiple inputs in isolation would result in a significantly higher (lower) fair value measurement. Conversely, significant increases (decreases) in WACC inputs in isolation would result in a significantly lower (higher) fair value measurement. The significant unobservable inputs used in the fair value measurement of the Company’s LMM, Middle Market and Private Loan debt investments are (i) risk adjusted discount rates used in the yield-to-maturity valuation technique (described in Note 2-Basis of Presentation and Summary of Significant Accounting Policies-Valuation of Portfolio Investments in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the SEC on March 11, 2016) and (ii) the percentage of expected principal recovery. Significant increases (decreases) in any of these discount rates in isolation would result in a significantly lower (higher) fair value measurement. Significant increases (decreases) in any of these expected principal recovery percentages in isolation would result in a significantly higher (lower) fair value measurement. However, due to the nature of certain investments, fair value measurements may be based on other criteria, such as third-party appraisals of collateral and fair values as determined by independent third parties, which are not presented in the table below.

The following table, which is not intended to be all inclusive, presents the significant unobservable inputs of the Company’s Level 3 investments as of March 31, 2016 (dollars in thousands):

	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range	Weighted Average (2)
LMM equity investments	$27,663	Discounted Cash Flows	WACC	10.4% - 16.2%	13.2%
		Market Approach/Enterprise Value	EBITDA Multiples (1)	5.0x - 18.8x	9.5x
			NAV Multiple	0.8x - 2.0x	1.6x
LMM debt investments	$65,845	Discounted Cash Flows	Expected Principal Recovery	100.0%	100.0%
			Risk Adjusted Discount Factor	8.5% - 16.5%	10.2%
Private Loan debt investments	$52,664	Market Approach	Third Party Quotes	93.0% - 98.5%	96.6%
Private Loan debt investments	$65,836	Discounted Cash Flows	Expected Principal Recovery	12.2% - 100.0%	99.2%
			Risk Adjusted Discount Factor	8.5% - 16.5%	10.2%
Private Loan equity investments	$958	Market Approach/Enterprise Value	EBITDA Multiples (1)	4.5x - 9.9x	6.2x
			Revenue Multiples (1)	3.1x	3.1x
			WACC	12.8% - 12.9%	12.8%
Middle Market debt investments	$627,834	Market Approach	Third Party Quotes	11.3% - 101.0%	92.1%
Other Portfolio investments	$17,032	Market Approach	NAV	97.7% - 100.0%	99.5%
	$857,832
(1) EBITDA may include pro forma adjustments and/or other add-backs based on specific circumstances related to each investment.
(2) Weighted average excludes investments for which the significant unobservable input was not utilized in the fair value determination.

The following table, which is not intended to be all inclusive, presents the significant unobservable inputs of the Company’s Level 3 investments as of December 31, 2015 (dollars in thousands):

	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range	Weighted Average (2)
LMM equity investments	$24,165	Discounted Cash Flows	WACC	11.9% - 16.3%	13.9%
		Market Approach/Enterprise Value	EBITDA Multiples (1)	5.0x - 18.8x	10.8x
			NAV Multiple	2.0x	2.0x
LMM debt investments	$61,295	Discounted Cash Flows	Expected Principal Recovery	100.0%	100.0%
			Risk Adjusted Discount Factor	10.3% - 14.5%	12.7%
Private Loan debt investments	$60,173	Market Approach	Third Party Quotes	96.5% - 99.0%	97.7%
Private Loan debt investments	$50,385	Discounted Cash Flows	Expected Principal Recovery	16.6% - 100.0%	98.1%
			Risk Adjusted Discount Factor	9.1% - 15.4%	10.5%
Private Loan equity investments	$530	Market Approach/Enterprise Value	EBITDA Multiples (1)	4.5x - 10.8x	9.1x
			Revenue Multiples (1)	3.1x	3.1x
			WACC	12.5%	12.5%
Middle Market debt investments	$645,913	Market Approach	Third Party Quotes	12.1% - 100.1%	91.5%
Other Portfolio investments	$10,527	Market Approach	NAV	98.9%	98.9%
	$852,988
(1) EBITDA may include pro forma adjustments and/or other add-backs based on specific circumstances related to each investment.
(2) Weighted average excludes investments for which the significant unobservable input was not utilized in the fair value determination.

The following table provides a summary of changes in fair value of the Company’s Level 3 portfolio investments for the three months ended March 31, 2016 (dollars in thousands):

Type of Investment	January 1, 2016 Fair Value	Transfers Into Level 3 Hierarchy	PIK Interest Accrual	New Investments (1)	Sales/ Repayments	Net Unrealized Appreciation (Depreciation)	Net Realized Gain (Loss)	March 31, 2016 Fair Value
LMM Equity	$24,165	$—	$(72)	$613	$—	$2,957	$—	$27,663
LMM Debt	61,295	—	16	5,356	(1,218)	396	—	65,845
Private Loan Equity	530	—	—	502	—	(74)	—	958
Private Loan Debt	110,558	—	56	16,129	(7,516)	(567)	(160)	118,500
Middle Market	645,913	—	8	48,136	(48,794)	(16,943)	(486)	627,834
Other Portfolio	10,527	—	—	6,537	—	(32)	—	17,032
Total	$852,988	$—	$8	$77,273	$(57,528)	$(14,263)	$(646)	$857,832
(1) Column includes changes to investments due to the net accretion of discounts/premiums and amortization of fees.

The following table provides a summary of changes in fair value of the Company’s Level 3 portfolio investments for the three months ended March 31, 2015 (dollars in thousands):

Type of Investment	January 1, 2015 Fair Value	Transfers Into Level 3 Hierarchy	PIK Interest Accrual	New Investments (1)	Sales/ Repayments	Net Unrealized Appreciation (Depreciation)	Net Realized Gain (Loss)	March 31, 2015 Fair Value
LMM Equity	$9,808	$—	$—	$6,600	$—	$860	$—	$17,268
LMM Debt	23,808	—	6	8,221	(240)	67	(30)	31,832
Private Loan Equity	—	—	—	100	—	—	—	100
Private Loan Debt	47,655	—	188	10,943	(126)	(65)	—	58,595
Middle Market	391,016	—	—	180,203	(23,751)	2,978	50	550,496
Other Portfolio	1,575	—	—	—	—	—	—	1,575
Total	$473,862	$—	$194	$206,067	$(24,117)	$3,840	$20	$659,866
(1) Column includes changes to investments due to the net accretion of discounts/premiums and amortization of fees.

For the three months ended March 31, 2016 and 2015, there were no transfers between Level 2 and Level 3 portfolio investments.

Portfolio Investment Composition

The composition of the Company’s investments as of March 31, 2016, at cost and fair value, was as follows (dollars in thousands):

	Investments at Cost	Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First lien secured debt investments	$729,455	79.0%	$672,812	78.4%
Second lien secured debt investments	150,901	16.3	138,834	16.2
Unsecured debt investments	2,645	0.3	533	0.1
Equity investments	38,623	4.2	43,576	5.1
Equity warrants	2,169	0.2	2,077	0.2
Total	$923,793	100.0%	$857,832	100.0%

The composition of the Company’s investments as of December 31, 2015, at cost and fair value, was as follows (dollars in thousands):

	Investments at Cost	Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First lien secured debt investments	$719,941	79.6%	$676,437	79.3%
Second lien secured debt investments	148,906	16.5	140,459	16.5
Unsecured debt investments	2,630	0.3	870	0.1
Equity investments	32,025	3.5	34,020	4.0
Equity warrants	1,187	0.1	1,202	0.1
Total	$904,689	100.0%	$852,988	100.0%

The composition of the Company’s investments by geographic region as of March 31, 2016, at cost and fair value, was as follows (dollars in thousands) (since the Other Portfolio investments do not represent a single geographic region, this information excludes Other Portfolio investments):

	Investments at Cost	Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Northeast	$183,087	20.2%	$174,206	20.7%
Southeast	188,433	20.8	191,453	22.8
West	137,189	15.1	121,952	14.5
Southwest	161,980	17.9	126,919	15.1
Midwest	178,477	19.7	172,761	20.5
Non-United States	57,433	6.3	53,514	6.4
Total	$906,599	100.0%	$840,805	100.0%

The composition of the Company’s investments by geographic region as of December 31, 2015, at cost and fair value, was as follows (dollars in thousands) (since the Other Portfolio investments do not represent a single geographic region, this information excludes Other Portfolio investments):

	Investments at Cost	Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Northeast	$178,900	20.0%	$171,284	20.3%
Southeast	188,237	21.1	188,401	22.4
West	140,576	15.7	127,353	15.1
Southwest	159,579	17.8	135,473	16.1
Midwest	168,769	18.9	165,113	19.6
Non-United States	57,971	6.5	54,837	6.5
Total	$894,032	100.0%	$842,461	100.0%

The composition of the Company’s total investments by industry as of March 31, 2016 and December 31, 2015, at cost and fair value was as follows (since the Other Portfolio investments do not represent a single industry, this information excludes Other Portfolio investments):

	Cost		Fair Value
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Hotels, Restaurants, and Leisure	10.4%	10.7%	11.1%	11.2%
Media	7.9	7.8	8.0	7.9
Internet Software and Services	5.4	4.2	5.8	4.4
IT Services	5.4	5.4	5.5	5.5
Commercial Services and Supplies	5.3	5.4	5.4	5.5
Oil, Gas, and Consumable Fuels	4.9	4.9	2.4	3.1
Specialty Retail	4.2	4.1	3.7	3.7
Auto Components	4.0	3.9	4.2	3.9
Health Care Providers and Services	4.0	4.7	4.3	4.7
Diversified Consumer Services	4.0	4.7	3.6	4.5
Energy Equipment and Services	3.5	3.4	2.3	2.8
Food Products	3.4	3.1	3.5	3.2
Construction and Engineering	3.2	3.0	3.4	3.1
Diversified Telecommunication Services	3.1	3.1	3.2	3.3
Software	3.1	2.4	3.3	2.6
Electronic Equipment, Instruments & Components	2.7	2.8	2.8	2.8
Leisure Equipment and Products	2.3	2.1	2.4	2.2
Health Care Equipment and Supplies	2.1	2.1	2.4	2.2
Pharmaceuticals	2.1	2.1	2.2	2.3
Diversified Financial Services	1.9	1.7	2.0	1.7
Internet and Catalog Retail	1.6	1.6	1.5	1.6
Machinery	1.5	1.6	2.0	1.8
Aerospace and Defense	1.5	1.5	1.4	1.6
Tobacco	1.2	1.3	1.3	1.3
Distributors	1.2	1.2	1.3	1.3
Textiles, Apparel & Luxury Goods	1.1	1.1	1.0	1.0
Professional Services	1.0	1.0	1.1	1.0
Marine	0.9	0.9	0.9	0.9
Personal Products	0.8	0.8	0.9	0.9
Metals and Mining	0.8	0.8	0.9	0.9
Capital Markets	0.8	0.8	0.9	0.9
Building Products	0.8	0.8	0.9	0.9
Consumer Finance	0.7	0.4	0.8	0.4
Insurance	0.7	0.7	0.7	0.7
Food & Staples Retailing	0.5	0.6	0.6	0.6
Automobiles	0.5	0.6	0.6	0.6
Communications Equipment	0.5	0.6	0.6	0.6
Air Freight & Logistics	0.3	0.3	0.4	0.5
Chemicals	0.3	0.3	0.3	0.3
Containers and Packaging	0.2	0.2	0.2	0.2
Airlines	0.2	0.2	0.2	0.2
Utilities	—	1.1	—	1.2
Total	100.0%	100.0%	100.0%	100.0%

Note 4 — Borrowings

On March 11, 2014, the Company entered into a senior secured revolving credit agreement (the "Capital One Credit Facility") with Capital One, National Association (“Capital One”), as administrative agent, and with Capital One and other financial institutions as lenders. The Capital One Credit Facility, as amended, provides a borrowing capacity of $125.0 million, with an accordion provision allowing borrowing capacity to increase to $150 million. As of March 31, 2016, the Company had borrowings of $65.0 million outstanding and $60.0 million available on the Capital One Credit Facility. The Company estimated that the outstanding borrowings approximated fair value. As of March 31, 2016, the Company was not aware of any instances of noncompliance with covenants related to the Capital One Credit Facility.

On May 18, 2015, HMS Funding entered into an amended and restated credit agreement (the “Deutsche Bank Credit Facility”) among HMS Funding, the Company, as equityholder and servicer, Deutsche Bank AG, New York Branch (“Deutsche Bank”), as administrative agent, the financial institutions party thereto as lenders (together with Deutsche Bank, the “HMS Funding Lenders”), and U.S. Bank National Association, as collateral agent and collateral custodian. The Deutsche Bank Credit Facility, as amended, provides a borrowing capacity of $385.0 million. As of March 31, 2016, the Company had borrowings of $330.0 million outstanding and $55.0 million available on the Deutsche Bank Credit Facility. The Company estimated that the outstanding borrowings approximated fair value. As of March 31, 2016, the Company was not aware of any instances of noncompliance with covenants related to the Deutsche Bank Credit Facility.

Note 5 – Financial Highlights

The following is a schedule of financial highlights of the Company for the three months ended March 31, 2016 and March 31, 2015.

Per Share Data:	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
NAV at beginning of period	$7.88	$8.40
Results from Operations
Net investment income (1) (2)	0.19	0.17
Net realized appreciation (depreciation) (1) (2)	(0.01)	0.01
Net unrealized appreciation (depreciation) (1) (2)	(0.22)	0.10
Net increase (decrease) in net assets resulting from operations	(0.04)	0.28
Stockholder distributions (1) (3)
Distributions from net investment income (1) (2)	(0.17)	(0.17)
Distributions from realized appreciation (1) (2)	—	—
Net decrease in net assets resulting from stockholder distributions	(0.17)	(0.17)
Capital share transactions
Issuance of common stock above (below) NAV (4), net of offering costs (1)	—	0.06
Net increase (decrease) in net assets resulting from capital share transactions	—	0.06
Other (5)	—	—
NAV at end of the period	$7.67	$8.57
Shares outstanding at end of period	64,661,916	41,153,325
Weighted average shares outstanding	63,230,882	36,265,941

(1)	Based on weighted average number of shares of common stock outstanding for the period.

(2)	Changes in net realized income and net unrealized appreciation (depreciation) from investments can change significantly from period to period.

(3)	The stockholder distributions represent the stockholder distributions declared for the period.

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

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
	(dollars in thousands)
NAV at end of period	$495,673	$352,480
Average net assets	$493,663	$306,272
Average Credit Facilities borrowings	$387,500	$223,432

Ratios to average net assets:
Ratio of total expenses to average net assets (1)	1.83%	1.78%
Ratio of total expenses, excluding interest expense, to average net assets (1)	1.08%	1.14%
Ratio of net investment income to average net assets	2.48%	2.07%

Portfolio turnover ratio	6.73%	4.25%

Total return (2)	(0.52)%	4.05%

(1)
For the three months ended March 31, 2016 and the three months ended March 31, 2015, the Advisers waived base management fees of $0 and $0, respectively, subordinated incentive fees of approximately $493,000 and $358,000, respectively, and administrative services expenses of approximately $533,000 and $437,000, respectively. The ratio is calculated by reducing the expenses to reflect the waiver of expenses and reimbursement of administrative services in both periods presented. See Note 9-Related Party Transactions and Arrangements for further discussion of fee waivers provided by the Advisers.

(2)	Total return is calculated on the change in NAV per share and stockholder distributions declared per share over the reporting period.

Note 6 – Stockholder Distributions

The following table reflects the cash distributions per share that the Company declared on its common stock during the three months ended March 31, 2016 and March 31, 2015 (dollars in thousands except per share amounts).

	Distributions
	Per Share	Amount
2016
Three months ended March 31, 2016	$0.17	$11,037
2015
Three months ended March 31, 2015	$0.17	$6,260

On March 23, 2016, with the authorization of the Company’s board of directors, the Company declared distributions to its stockholders for the period of April 2016 through June 2016. These distributions have been, or will be, calculated based on stockholders of record each day from April 1, 2016 through June 30, 2016 in an amount equal to $0.00191781 per share, per day. Distributions are paid on the first business day following the completion of each month to which they relate.

The Company has adopted an “opt in” distribution reinvestment plan for its stockholders. As a result, if the Company makes a distribution, its stockholders will receive distributions in cash unless they specifically “opt in” to the distribution reinvestment plan so as to have their cash distributions reinvested in additional shares of the Company’s common stock.

The following table reflects the sources of the cash distributions that the Company declared and, in some instances, paid on its common stock during the three months ended March 31, 2016 and March 31, 2015.

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
	(dollars in thousands)
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Net realized income from operations (before waiver of incentive fees)	$11,037	100%	$5,989	96%
Waiver of base management and incentive fees	—	—%	271	4%
Total	$11,037	100%	$6,260	100%

The Company may fund its cash distributions from all sources of funds legally available, including stock offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to it on account of preferred and common equity investments in portfolio companies, and fee and expense waivers from the Advisers. The Company has not established limits on the amount of funds that the Company may use from legally available sources to make distributions. The Company expects that for the foreseeable future, a portion of the distributions may be paid from sources other than net realized income from operations, which may include stock offering proceeds, borrowings, and fee and expense waivers from the Advisers. See Note 9 - Related Party Transactions and Arrangements - Advisory Agreements and Conditional Fee Waiver.

The Company’s distributions may exceed its earnings and, as a result, a portion of the distributions it makes may represent a return of capital for U.S. federal income tax purposes. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.

Note 7 – Taxable Income

The Company has elected to be treated for U.S. federal income tax purposes as a RIC. As a RIC, the Company generally will not pay corporate-level U.S. federal income taxes on net ordinary income or capital gains that the Company timely distributes to its stockholders each taxable year from taxable earnings and profits. To qualify as a RIC in any taxable year, the Company must, among other things, satisfy certain source-of-income and asset diversification requirements. In addition, the Company must distribute an amount in each taxable year generally at least equal to 90% of its investment company taxable income, determined without regard to any deduction for dividends paid, in order to maintain its ability to be subject to taxation as a RIC (the "Annual Distribution Requirement"). As a part of maintaining its RIC status, undistributed taxable income (subject to a 4% excise tax) pertaining to a given taxable year may be distributed up to 12 months subsequent to the end of that taxable year, provided such distributions are declared prior to the earlier of (1) eight-and-one-half months after the close of that taxable year or (2) the filing of the federal income tax return for such prior taxable year. In order to avoid excise tax, the Company needs to distribute, in respect of each calendar year an amount at least equal to the sum of (1) 98.0% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of its capital gain in excess of capital loss, or capital gain net income, (adjusted for certain ordinary losses) for the one-year period ending October 31 in that calendar year (or, if the Company so elects for that calendar year) and (3) any net ordinary income and capital gain net income for preceding years that was not distributed with respect to such years and on which the Company paid no U.S. federal income tax (the "Excise Tax Avoidance Requirement"). For the taxable year ended December 31, 2014, approximately $59,000, or $0.0019 per share of the Company's taxable income was distributed in 2015, prior to the filing of its federal income tax return for the 2014 taxable year, and no portion of this amount was subject to the 4% nondeductible excise tax. For the taxable year ended December 31, 2015, the Company estimated approximately $3.8 million, or $0.0615 per share, of its taxable income will be distributed in 2016, prior to the filing of its federal income tax return for the 2015 taxable year. As a result, the Company anticipates that it will be subject to a $108,000 nondeductible excise tax for the 2015 taxable year.

Listed below is a reconciliation of "Net increase (decrease) in net assets resulting from operations" to taxable income and to total distributions declared to common stockholders for the three months ended March 31, 2016 and 2015 (dollars in thousands).

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Net increase (decrease) in net assets resulting from operations	$(2,669)	$10,187
Net change in unrealized (appreciation) depreciation	14,263	(3,840)
Income tax (benefit) provision	23	6
Pre-tax book (income) loss not consolidated for tax purposes	89	10
Book income and tax income differences, including debt origination, structuring fees, dividends, realized gains and changes in estimates	14	(136)
Estimated taxable income (1)	11,720	6,227

Taxable income earned in prior year and carried forward for distribution in current year	3,839	143

Taxable income earned prior to period end and carried forward for distribution next period	(8,327)	(2,463)
Dividend accrued as of period end and paid-in the following period	3,805	2,353
Taxable income earned to be carried forward	(4,522)	(110)

Total distributions accrued or paid to common stockholders	$11,037	$6,260

(1)
The Company's taxable income for each period is an estimate and will not be finally determined until the Company files its tax return for each year. Therefore, the final taxable income, and the taxable income earned in each period and carried forward for distribution in the following period, may be different than this estimate.

The income tax expense, or benefit, and the related tax assets and liabilities generated by HMS Equity Holding, if any, are reflected in the Company’s Condensed Consolidated Statement of Operations. For the three months ended March 31, 2016 and 2015, the

Company recognized a net income tax (benefit) provision of $(23,000) and $6,000, respectively, related to deferred taxes of $4.4 million and $3,000 respectively, and other taxes of $(23,000) and $3,000, respectively, offset by a valuation allowance of $(4.4) million and $0, respectively. For the three months ended March 31, 2016 and 2015, the other taxes included $(23,000) and $3,000, respectively, related to accruals for state and other taxes.

The net deferred tax asset at March 31, 2016 and December 31, 2015 was $0 and $0, respectively, of which $157,000 and $4.8 million, respectively, related to current year net loss on portfolio investments held by HMS Equity Holding and $2.9 million and $187,000, respectively, related to net loss carryforwards from historical realized losses on portfolio investments held by HMS Equity Holding offset by $640,000 and $599,000, respectively, related to basis differences of portfolio investments held by HMS Equity Holding which are “pass through” entities for tax purposes and $4.4 million and $4.4 million, respectively, related to a valuation allowance. Based on HMS Equity Holding's short operating history, management believes it is more likely than not that there will be inadequate profits in HMS Equity Holding against which the deferred tax assets can be offset. Accordingly, the Company recorded a Valuation Allowance against such deferred tax asset.

The following table sets forth the significant components of net deferred tax assets and liabilities as of March 31, 2016 and December 31, 2015 (amounts in thousands):

	March 31, 2016	December 31, 2015
Deferred tax assets:
Net operating loss carryforwards	$3,026	$2,869
Net basis differences in portfolio investments	—	—
Net unrealized depreciation of portfolio investments	2,049	2,143
Total deferred tax assets	5,075	5,012
Deferred tax liabilities:
Net basis differences in portfolio investments	(640)	(599)
Net unrealized appreciation of portfolio investments	—	—
Other	—	—
Total deferred tax liabilities	(640)	(599)
Valuation allowance	(4,435)	(4,413)
Total net deferred tax assets (liabilities)	$—	$—

For federal income tax purposes, the net loss carryforwards expire in various taxable years from 2034 through 2036. The timing and manner in which HMS Equity Holding expects to utilize any net loss carryforwards in such taxable years, or in total, may be limited in the future under the provisions of the Code.

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

Dividends from net investment income and distributions from net realized capital gains are determined in accordance with U.S. federal tax regulations, which may differ from amounts determined in accordance with GAAP and those differences could be material. These book-to-tax differences, such as the non-deductible excise tax, have no impact on net assets.

Note 8 – Supplemental Cash Flow Disclosures

Listed below are the supplemental cash flow disclosures for the three months ended March 31, 2016 and March 31, 2015 (dollars in thousands):

Supplemental Disclosure of Cash Flow Information	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Cash paid for interest	$3,231	$1,749
Cash paid for income taxes	$182	$9

Supplemental Disclosure of Non-Cash Flow Information
Stockholder distributions declared and unpaid	$3,805	$2,353
Stockholder distributions reinvested	$5,794	$2,884
Change in unpaid deferred offering costs	$1,100	$921

Supplemental Disclosure of Cash Flow Information	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Unpaid deferred financing costs	$73	$—
Unpaid sales commissions and dealer manager fee	$247	$—

Note 9 — Related Party Transactions and Arrangements

Advisory Agreements and Conditional Fee Waiver

The Company and the Adviser have entered into two expense support and conditional reimbursement agreements (as amended from time to time, the “2013 and 2014 Expense Reimbursement Agreements”), pursuant to which the Adviser could pay the Company up to 100% of its operating expenses through December 31, 2015 (the “Expense Support Payment”) in order to achieve a reasonable level of expenses relative to its investment income (the “Operating Expense Objective”). The Company's board of directors, in its sole discretion, may approve the repayment of unreimbursed Expense Support Payments (a “Reimbursement Payment”) upon a determination by the board of directors that the Company has achieved the Operating Expense Objective in any quarter following receipt by the Company of an Expense Support Payment. The Company may reimburse any unreimbursed Expense Support Payments within three years from the date each respective Expense Support Payment was determined. Any Expense Support Payments that remain unreimbursed three years after such payment will be permanently waived.

The Company and the Advisers have entered into a conditional fee waiver agreement (as amended from time to time, the “Conditional Fee Waiver Agreement”), pursuant to which the Advisers could waive certain fees through December 31, 2015 upon the occurrence of any event that, in the Advisers’ sole discretion, causes such waivers to be deemed necessary. The previously waived fees are potentially subject to repayment by the Company, if at all, within a period not to exceed three years from the date of each respective fee waiver.

The Company and the Advisers have entered into a conditional income incentive fee waiver agreement (the “2016 Conditional Income Incentive Fee Waiver Agreement”), pursuant to which, for a period from January 1, 2016 through June 30, 2016, the Advisers could waive the “subordinated incentive fee on income,” as such term is defined in the Investment Advisory Agreement, upon the occurrence of any event that, in the Advisers’ sole discretion, causes such waiver to be deemed necessary. The 2016 Conditional Income Incentive Fee Waiver Agreement may require the Company to repay the Advisers for previously waived reimbursement of Expense Support Payments or waived base management fees or incentive fees under certain circumstances. The previously waived fees are potentially subject to repayment by the Company, if at all, within a period not to exceed three years from the date of each respective fee waiver. Thus, in any quarter where a surplus exists, that surplus will be available, subject to approval of the board of directors, to reimburse waived fees and Expense Support Payments as follows:

1.	First, to reimburse Expense Support Payments, beginning with the earliest year eligible for reimbursement; and

2.	Second, to reimburse all waived fees, beginning with the earliest year eligible for reimbursement.

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

For the three months ended March 31, 2016 and 2015, the Company incurred base management fees of approximately $4.5 million and $3.0 million, respectively, and the Advisers waived base management fees of $0 and $0, respectively. Accordingly, net of waivers, the Company paid base management fees of approximately $4.5 million for the three months ended March 31, 2016 and paid base management fees of approximately $3.0 million for the three months ended March 31, 2015. For the three months ended March 31, 2016 and 2015, the Company incurred capital gains incentive fees of $0 and $0, respectively, and subordinated incentive fees on income of approximately $493,000 and $358,000, respectively. For the three months ended March 31, 2016 and 2015, the Advisers waived capital gains incentive fees of $0 and $0, respectively, and subordinated incentive fees on income of approximately $493,000 and $358,000, respectively.

For the three months ended March 31, 2016 and 2015, the Company did not record an accrual for any previously waived fees. Any future reimbursement of previously waived fees to the Advisers will not be accrued until the reimbursement of the waived fees becomes probable and estimable, which will be upon approval of the Company’s board of directors. To date, none of the previously waived fees has been approved by the board of directors for reimbursement.

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

	Management Fee (1)		Subordinated Incentive Fee (1)		Capital Gain Incentive Fee (1)		Expense Support (1)
Quarter Ended	Waivers	Repaid to Adviser (2)	Waivers	Repaid to Adviser (2)	Waivers	Repaid to Adviser (2)	Payments	Repaid to Adviser (2)	Operating Expense Ratio (3)	Annualized Distribution Rate (4)	Eligible to be Repaid Through
6/30/2012	$31	$—	$18	$—	$—	$—	$—	$—	1.35%	7.00%	Expired
9/30/2012	$97	$—	$52	$—	$3	$—	$—	$—	1.97%	7.00%	Expired
12/31/2012	$104	$—	$53	$—	$—	$—	$—	$—	2.96%	7.00%	Expired
3/31/2013	$84	$—	$—	$—	$—	$—	$—	$—	1.86%	7.00%	Expired
6/30/2013	$118	$—	$—	$—	$—	$—	$—	$—	1.36%	7.00%	6/30/2016
9/30/2013	$268	$—	$—	$—	$—	$—	$—	$—	1.22%	7.00%	9/30/2016
12/31/2013	$309	$—	$—	$—	$5	$—	$153	$—	0.49%	7.00%	12/31/2016
3/31/2014	$306	$—	$—	$—	$—	$—	$—	$—	1.28%	7.00%	3/31/2017
6/30/2014	$548	$—	$—	$—	$—	$—	$—	$—	1.28%	7.00%	6/30/2017
9/30/2014	$821	$—	$—	$—	$—	$—	$328	$—	1.23%	7.00%	9/30/2017
12/31/2014	$148	$—	$451	$—	$—	$—	$—	$—	1.70%	7.00%	12/31/2017
3/31/2015	$—	$—	$358	$—	$—	$—	$—	$—	1.78%	7.18%	3/31/2018
6/30/2015	$—	$—	$930	$—	$—	$—	$—	$—	1.69%	7.07%	6/30/2018
9/30/2015	$—	$—	$155	$—	$—	$—	$—	$—	2.11%	7.07%	9/30/2018
12/31/2015	$—	$—	$1,159	$—	$—	$—	$—	$—	2.27%	7.78%	12/31/2018
3/31/2016	$—	$—	$493	$—	$—	$—	$—	$—	1.83%	8.14%	3/31/2019

(1)
Fees waived pursuant to the Conditional Fee Waiver Agreement and the 2016 Conditional Income Incentive Fee Waiver Agreement and Expense Support Payments pursuant to the 2013 and 2014 Expense Reimbursement Agreements.

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

Pursuant to the Investment Advisory Agreement and Sub-Advisory Agreement, the Company is required to pay or reimburse the Advisers for administrative services expenses, which include all costs and expenses related to the Company's day-to-day administration and management not related to advisory services. The Advisers do not earn any profit under their provision of administrative services to the Company. For the three months ended March 31, 2016 and 2015, the Company incurred, and the Advisers waived the reimbursement of, administrative services expenses of approximately $533,000 and $437,000, respectively. On May 9, 2016, the Company and the Advisers agreed to an amendment to the 2014 Expense Reimbursement Agreement, which extended the period for waiver of reimbursement of administrative services expenses accrued pursuant to the Investment Advisory Agreement and the Sub-Advisory Agreement through June 30, 2016. The waiver of the reimbursement of administrative services expenses is not subject to future reimbursement.

The table below presents the administrative services expenses waived by the Advisers (dollars in thousands).

	Administrative Services
Quarter Ended	Waivers	Repaid to Adviser	Operating Expense Ratio (1)	Annualized Distribution Rate (2)	Eligible to be Repaid Through (3)
6/30/2012	$25	$—	1.35%	7.00%	Not Eligible to be Repaid
9/30/2012	$129	$—	1.97%	7.00%	Not Eligible to be Repaid
12/31/2012	$284	$—	2.96%	7.00%	Not Eligible to be Repaid

	Administrative Services
Quarter Ended	Waivers	Repaid to Adviser	Operating Expense Ratio (1)	Annualized Distribution Rate (2)	Eligible to be Repaid Through (3)
3/31/2013	$233	$—	1.86%	7.00%	Not Eligible to be Repaid
6/30/2013	$222	$—	1.36%	7.00%	Not Eligible to be Repaid
9/30/2013	$234	$—	1.22%	7.00%	Not Eligible to be Repaid
12/31/2013	$329	$—	0.49%	7.00%	Not Eligible to be Repaid
3/31/2014	$329	$—	1.28%	7.00%	Not Eligible to be Repaid
6/30/2014	$385	$—	1.28%	7.00%	Not Eligible to be Repaid
9/30/2014	$371	$—	1.23%	7.00%	Not Eligible to be Repaid
12/31/2014	$412	$—	1.70%	7.00%	Not Eligible to be Repaid
3/31/2015	$437	$—	1.78%	7.18%	Not Eligible to be Repaid
6/30/2015	$480	$—	1.69%	7.07%	Not Eligible to be Repaid
9/30/2015	$517	$—	2.11%	7.07%	Not Eligible to be Repaid
12/31/2015	$603	$—	2.27%	7.78%	Not Eligible to be Repaid
3/31/2016	$533	$—	1.83%	8.14%	Not Eligible to be Repaid

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

(3)
The Advisers have agreed to permanently waive reimbursement by the Company of administrative expenses through June 30, 2016. The administrative expenses are waived on a quarterly basis and are not eligible for future reimbursement from the Company to the Advisers.

As of March 31, 2016 and December 31, 2015, the Adviser and Sub-Adviser have incurred approximately $10.7 million and $10.1 million, respectively, of offering costs on the Company’s behalf. As of March 31, 2016, approximately $9.3 million of offering costs has been reimbursed to the Advisers. The Company expects to reimburse the Advisers for the balance of such costs incurred on its behalf on a monthly basis up to a maximum aggregate amount of 1.5% of the gross stock offering proceeds.

The table below outlines fees incurred and expense reimbursements payable to Hines, Main Street and their affiliates for the three months ended March 31, 2016 and 2015 and amounts unpaid as of March 31, 2016 and December 31, 2015 (dollars in thousands).

	Incurred		Unpaid as of
	Three Months Ended March 31,		March 31, 2016	December 31, 2015
Type and Recipient	2016	2015
Base Management Fees (1) - the Adviser, Sub-Adviser	$4,494	$3,007	$4,496	$4,521
Incentive Fees on Income (1) - the Adviser, Sub-Adviser	—	—	—	—
Capital Gains Incentive Fee (1) - the Adviser, Sub-Adviser	—	—	—	—
Offering Costs - the Adviser, Sub-Adviser	308	555	7	1,107
Expense Support from Adviser	—	—	—	—
Other (2) - the Adviser	93	65	41	95
Selling Commissions - Dealer Manager	875	6,038	254	—
Dealer Manager Fee - Dealer Manager	423	2,619	(7)	—
Due to Affiliates			$4,791	$5,723

(1)	Net of amounts waived by the Advisers.

(2)	Includes amounts the Adviser paid on behalf of the Company such as general and administrative services expenses.

Note 10 – Share Repurchase Plan

Since inception of the share repurchase program, the Company funded the repurchase of $4.6 million in shares. For the three months ended March 31, 2016 and 2015, the Company funded $1.5 million and $289,011, respectively, for shares tendered for repurchase under the plan approved by the board of directors. Since inception of the share repurchase program, the Company has funded all redemption requests validly tendered and not withdrawn.

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered that were Repurchased	Repurchase Price per Share	Aggregate Consideration for Repurchased Shares
March 31, 2016	3/30/2016	200,508	100%	7.62	1,527,873

Note 11 – Commitments and Contingencies

At March 31, 2016, the Company had a total of approximately $29.8 million in outstanding commitments comprised of (i) 16 commitments to fund revolving loans that had not been fully drawn or term loans that had not been funded and (ii) three capital commitments that had not been fully called. The Company recognized unrealized depreciation of $98,000 on the outstanding unfunded loan commitments and unrealized appreciation of $14,000 on the outstanding unfunded capital commitments during three months ended March 31, 2016. At December 31, 2015, the Company had a total of approximately $34.1 million in outstanding commitments comprised of (i) 14 commitments to fund revolving loans that had not been fully drawn or term loans that had not been funded and (ii) three capital commitments that had not been fully called. The Company recognized unrealized depreciation of $79,000 on the outstanding unfunded loan commitments and unrealized depreciation of $14,000 on the outstanding unfunded capital commitments during the year ended December 31, 2015.

	Commitments and Contingencies
	(dollars in thousands)
	March 31, 2016	December 31, 2015
Unfunded Loan Commitments
AccuMed Corp.	$250	$875
Apex Linen Services, Inc.	1,003	1,003
Arcus Hunting, LLC	2,069	1,196
BarFly Ventures, LLC	1,531	1,531
Buca C, LLC	1,780	1,780
CapFusion Holding, LLC	1,600	—
Datacom, LLC	1,500	1,500
Guerdon Modular Holdings, Inc.	160	400
Hojeij Branded Foods, Inc.	2,000	2,143
HW Temps LLC	200	200
Jackmont Hospitality, Inc.	1,200	1,333
LaMi Products, LLC	1,765	1,521
Minute Key, Inc.	200	500
Mystic Logistics, Inc.	200	200
Unirush LLC	1,000	—
Volusion, LLC	3,000	3,000
Unfunded Capital Commitments
Brightwood Capital Fund III, LP	1,250	1,250
EIG Traverse Co-Investment, LP	195	5,245
Freeport First Lien Loan Fund III, LP	8,936	10,423
Total	$29,839	$34,100

Note 12 – Subsequent Events

From April 1, 2016 through May 12, 2016, the Company raised approximately $15.5 million in the Offering. During this period, the Company funded approximately $13.5 million in investments and received proceeds from repayments and dispositions of approximately $34.5 million.

On April 20, 2016 and May 3, 2016, the Company increased its public offering price per share to $8.70 and $8.80, respectively, effective as of the Company's weekly closes on April 21, 2016 and May 5, 2016, respectively.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is based on the condensed consolidated financial statements as of March 31, 2016 (unaudited) and December 31, 2015, and for the three months ended March 31, 2016 and 2015. Amounts as of December 31, 2015 included in the unaudited condensed consolidated financial statements have been derived from the Company's audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, as well as the audited consolidated financial statements, notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2015. Capitalized terms used in this Item 2 have the same meaning as in the accompanying condensed consolidated financial statements in Item 1 unless otherwise defined in this Report.

We refer to HMS Income Fund, Inc. as the “Company,” and the use of “we,” “our,” “us” or similar pronouns in this Report refers to HMS Income Fund, Inc.

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

•	the impact of increased competition;

•	our contractual arrangements and relationships with third parties;

•	the dependence of our future success on the general economy, including general economic trends, and its impact on the industries in which we invest;

•	the relative and absolute performance of our investment adviser, HMS Adviser LP (the "Adviser"), a Texas limited partnership, including in identifying suitable investments for us;

•	our ability to make distributions to our stockholders;

•	the effects of applicable legislation and regulations and changes thereto; and

•	the impact of future acquisitions and divestitures.

In addition, words such as “anticipate,” “believe,” “expect” and “intend” indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this Report involve risks and uncertainties.

Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Part II-Item 1A. Risk Factors” and elsewhere in this Report. Other factors that could cause actual results to differ materially include:

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

You are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the Securities and Exchange Commission (the "SEC"), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The forward-looking statements and projections contained in this Report are excluded from the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended.

OVERVIEW

We are a specialty finance company sponsored by Hines Interests Limited Partnership ("Hines") that makes debt and equity investments in middle market ("Middle Market") companies, which we define as companies with annual revenues generally between $10 million and $3 billion and in lower middle market ("LMM") companies, which we define as companies with annual revenues generally between $10 million and $150 million. We are an externally managed, non-diversified closed-end investment company that has elected to be treated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). We are, therefore, required to comply with certain regulatory requirements. We have elected to be treated for U.S. federal income tax purposes as a regulated investment company ("RIC"), under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code").
Our primary investment objective is to generate current income through debt and equity investments. A secondary objective is to generate long-term capital appreciation through equity and equity related investments, including warrants, convertible securities and other rights to acquire equity securities. Our portfolio strategy calls for us to invest primarily in illiquid debt and equity securities issued by LMM companies and Middle Market companies in private placements and negotiated transactions, which are traded in private over-the-counter markets for institutional investors. We will also invest in, and a significant portion of our assets are invested in, customized direct secured and unsecured loans to and equity securities of LMM companies, referred to as LMM securities. Typically, our investments in LMM companies will require us to co-invest with Main Street Capital Corporation, a New York Stock Exchange listed BDC ("Main Street"), and/or its affiliates. We categorize some of our investments in LMM companies and Middle Market companies as private loan ("Private Loan") portfolio investments. Private Loan investments, often referred to in the debt markets as “club deals,” are investments, generally in debt instruments, that we originate on a collaborative basis with other investment funds. Private Loan investments are typically similar in size, structure, terms and conditions to investments we hold in our LMM portfolio and Middle Market portfolio. Our portfolio also includes other portfolio ("Other Portfolio") investments which primarily consist of investments that are not consistent with the typical profiles for our LMM portfolio investments, Middle Market portfolio investments or Private Loan portfolio investments, including investments which may be managed by third parties.

We previously registered for sale up to 150,000,000 shares of common stock pursuant to a registration statement on Form N-2 (File No. 333-178548) which was initially declared effective by the SEC on June 4, 2012 (the “Initial Offering”). The Initial Offering terminated on December 1, 2015. We raised approximately $601.2 million under the Initial Offering, including proceeds from the dividend reinvestment plan of approximately $22.0 million. On January 5, 2016, the SEC declared a new registration statement on Form N-2 (File No. 333-204659), as amended, effective under which we registered for sale up to $1,500,000,000 worth of shares of common stock (the “Offering”). As of March 31, 2016, we had raised approximately $20.6 million in the Offering, including proceeds from the distribution reinvestment plan of approximately $5.8 million.

Our business is managed by the Adviser, an affiliate of Hines, under an Investment Advisory and Administrative Services Agreement dated May 31, 2012, as amended (the “Investment Advisory Agreement”). We and the Adviser have retained MSC Adviser I, LLC (the "Sub-Adviser"), a wholly owned subsidiary of Main Street as our investment sub-adviser pursuant to an Investment Sub-Advisory Agreement (the “Sub-Advisory Agreement”), to identify, evaluate, negotiate and structure prospective investments, make investment and portfolio management recommendations for approval by the Adviser, monitor our investment portfolio and provide certain ongoing administrative services to the Adviser. The Adviser and the Sub-Adviser are collectively referred to as the “Advisers,” and each is registered under the Investment Advisers Act of 1940, as amended. Upon the execution of the Sub-Advisory Agreement, Main Street became our affiliate. We have engaged Hines Securities, Inc. (the “Dealer Manager”), an affiliate of the Adviser, to serve as the Dealer Manager for our offerings. The Dealer Manager is responsible for marketing our shares of common stock being offered pursuant to our offerings.

As a BDC, we are subject to certain regulatory restrictions in making our investments, including limitations on our ability to co-invest with certain affiliates, including Main Street. However, we received an order from the SEC, that permits us, subject to certain conditions, to co-invest with Main Street in certain transactions originated by Main Street and/or our Advisers. The exemptive relief permits us, and certain of our directly or indirectly wholly owned subsidiaries on one hand, and Main Street, and or/certain of its affiliates on the other hand, to co-invest in the same investment opportunities where such investment may otherwise be prohibited under Section 57(a)(4) of the 1940 Act. In addition, we may continue to co-invest with Main Street and/or its affiliates in syndicated deals and secondary loan market purchases in accordance with applicable regulatory guidance or interpretations.

As of March 31, 2016, we had investments in 83 Middle Market debt investments, 20 Private Loan debt investments, 22 LMM debt investments, 19 LMM equity investments, seven Private Loan equity investments and three Other Portfolio investments with an aggregate fair value of approximately $857.8 million, a cost basis of approximately $923.8 million, and a weighted average effective annual yield of approximately 8.2%. The weighted average annual yield was calculated using the effective interest rates for all investments at March 31, 2016, including accretion of original issue discount, amortization of premium to par value and amortization of fees received in connection with transactions. This calculation assumes zero yield for investments on non-accrual status. Approximately 80.0% and 16.5% of our total portfolio investments at fair value (excluding our Other Portfolio investments)

were secured by first priority liens and second priority liens on portfolio company assets, respectively, with the remainder in unsecured debt investments and equity investments.

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

We bear all other expenses of our operations and transactions, including fees and expenses relating to:

●	corporate and organizational expenses relating to offerings of our common stock, subject to certain limitations;
●	the cost of calculating our net asset value ("NAV"), including the cost of any third-party valuation services;
●	the cost of effecting sales and repurchase of shares of our common stock and other securities;
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
●
fees and expenses associated with independent audits and outside legal costs, including compliance with the Sarbanes-Oxley Act of 2002, the 1940 Act, and other applicable federal and state securities laws and regulations;

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

Base Management and Incentive Fee, Administrative Services Expense Waiver and Expense Support and Conditional Reimbursement Agreement

We and our Adviser have entered into two expense support and conditional reimbursement agreements (as amended from time to time, the “2013 and 2014 Expense Reimbursement Agreements”), pursuant to which our Adviser could pay us up to 100% of its operating expenses through December 31, 2015 (the “Expense Support Payment”) in order to achieve a reasonable level of expenses relative to our investment income (the “Operating Expense Objective”). Our board of directors, in its sole discretion, may approve the repayment of unreimbursed Expense Support Payments (a “Reimbursement Payment”) upon a determination by the board of directors that we have achieved the Operating Expense Objective in any quarter following our receipt of an Expense Support Payment. We may reimburse any unreimbursed Expense Support Payments within three years from the date each respective Expense Support Payment was determined. Any Expense Support Payments that remain unreimbursed three years after such payment will be permanently waived.

We and our Advisers have entered into a conditional fee waiver agreement (as amended from time to time, the “Conditional Fee Waiver Agreement”), pursuant to which our Advisers could waive certain fees through December 31, 2015 upon the occurrence of any event that, in our Advisers’ sole discretion, causes such waivers to be deemed necessary. The previously waived fees are potentially subject to repayment by us, if at all, within a period not to exceed three years from the date of each respective fee waiver.

We and our Advisers have entered into a conditional income incentive fee waiver agreement (the “2016 Conditional Income Incentive Fee Waiver Agreement”), pursuant to which, for a period from January 1, 2016 through June 30, 2016, our Advisers could waive the “subordinated incentive fee on income,” as such term is defined in the Investment Advisory Agreement, upon the occurrence of any event that, in our Advisers’ sole discretion, causes such waiver to be deemed necessary. The 2016 Conditional Income Incentive Fee Waiver Agreement may require us to repay our Advisers for previously waived reimbursement of Expense Support Payments or waived base management fees or incentive fees under certain circumstances. The previously waived fees are potentially subject to repayment by us, if at all, within a period not to exceed three years from the date of each respective fee waiver. Thus, in any quarter where a surplus exists, that surplus will be available, subject to approval of the board of directors, to reimburse waived fees and Expense Support Payments as follows:

1.	First, to reimburse Expense Support Payments, beginning with the earliest year eligible for reimbursement; and

2.	Second, to reimburse all waived fees, beginning with the earliest year eligible for reimbursement.

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

For the three months ended March 31, 2016 and 2015, we incurred base management fees of approximately $4.5 million and $3.0 million, respectively, and our Advisers waived no base management fees in either period. For the three months ended March 31, 2016 and 2015, we incurred capital gains incentive fees of $0 and $0, respectively, and subordinated incentive fees on income of $493,000 and $358,000, respectively. For the three months ended March 31, 2016 and 2015, our Advisers waived capital gains incentive fees of $0 and $0, respectively, and subordinated incentive fees on income of $493,000 and $358,000, respectively.

For the three months ended March 31, 2016 and 2015, we did not record an accrual for any previously waived fees. Any future reimbursement of previously waived fees to our Advisers will not be accrued until the reimbursement of the waived fees become probable and estimable, which will be upon approval of our board of directors. To date, none of the previously waived fees has been approved by our board of directors for reimbursement.

For more information on our fee waivers and expense reimbursements, see Note 9 - Related Party Transactions and Arrangement - Advisory Agreements and Conditional Fee Waiver to our condensed consolidated financial statements included elsewhere in this report.

Administration

Pursuant to the Investment Advisory Agreement and Sub-Advisory Agreement, we are required to pay or reimburse our Advisers for administrative services expenses, which include all costs and expenses related to our day-to-day administration and management not related to advisory services. For the three months ended March 31, 2016 and 2015, we incurred, and our Advisers waived the reimbursement of, administrative services expenses of approximately $533,000 and $437,000, respectively. On May 9, 2016, we and the Advisers agreed to an amendment to the 2014 Expense Reimbursement Agreement, which extended the period for waiver of reimbursement of administrative expenses accrued pursuant to the Investment Advisory Agreement and the Sub-Advisory Agreement through June 30, 2016. The waiver of the reimbursement of administrative service expenses is not subject to future reimbursement.

CRITICAL ACCOUNTING POLICIES

Each of our critical accounting policies involves the use of estimates that require management to make assumptions that are subjective in nature. Management relies on its experience, collects historical and current market data, and analyzes these assumptions in order to arrive at what it believes to be reasonable estimates. In addition, application of these accounting policies involves the exercise of judgments regarding assumptions as to future uncertainties. Actual results could materially differ from these estimates. A disclosure of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2015 in Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no changes to our critical accounting policies during 2016, except as described below.

Offering Costs

In accordance with the Investment Advisory Agreement and the Sub-Advisory Agreement, we reimburse our Advisers for any offering costs that are paid on our behalf, which consist of, among other costs, actual legal, accounting, bona fide out-of-pocket itemized and detailed due diligence costs, printing, filing fees, transfer agent costs, postage, escrow fees, advertising and sales literature and other offering costs. Pursuant to the terms of the Investment Advisory Agreement and Sub-Advisory Agreement, our Advisers are responsible for the payment of offering costs to the extent they exceed 1.5% of the aggregate gross proceeds from our offering.

We decided to change our accounting treatment of offering costs to more closely follow certain SEC interpretations. Prior to January 1, 2016, offering costs were capitalized as incurred by our Advisers and such costs, up to 1.5% of the gross proceeds, were recorded as a charge to additional paid in capital and a reduction of deferred offering costs. Effective January 1, 2016, offering costs are capitalized as deferred offering costs as incurred by us and subsequently amortized to expense over a 12-month period. Deferred offering costs related to an offering will be fully amortized to expense upon the expiration or earlier termination of an offering.

As of March 31, 2016, our Advisers have been reimbursed approximately $9.3 million since inception for offering costs. As of March 31, 2016, our Advisers carried a balance of $1.4 million for offering expenses incurred on our behalf, net of (i) incremental offering expenses incurred by our Advisers on our behalf and (ii) our reimbursement payments to our Advisers and any payable balances for reimbursement of offering costs.

PORTFOLIO INVESTMENT COMPOSITION

Our Middle Market portfolio investments primarily consist of direct or secondary purchases of interest-bearing debt securities in companies that are generally larger in size than the LMM companies included in our LMM portfolio. While our Middle Market debt investments are generally secured by a first priority lien, 20.2% of the fair value of our Middle Market portfolio is secured by second priority liens.

Our current LMM portfolio consists of debt investments secured by first and second priority liens (66.4% and 4.0% of the total fair value of the LMM portfolio, respectively) on the assets of the portfolio companies and equity investments (29.6% of the total fair value of the LMM portfolio) in privately held LMM companies as of March 31, 2016. The LMM debt investments generally mature between five and seven years from the original investment date. The LMM equity investments represent an equity position or the right to acquire an equity position through warrants.

Our Private Loan portfolio primarily consists of debt investments secured by first and second priority liens (92.3% and 6.9% of the total fair value of the Private Loan portfolio, respectively) on the assets of the 19 Private Loan portfolio companies and equity investments (0.8% of the total fair value of the Private Loan portfolio) in three Private Loan companies as of March 31, 2016. The Private Loan debt investments typically have stated terms between three and seven years from the original investment date. The Private Loan equity investments represent an equity position or the right to acquire an equity position through warrants.

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

During the three months ended March 31, 2016, we funded investment purchases of approximately $83.1 million and had two investments under contract to purchase as of March 31, 2016, for approximately $3.6 million, which settled or are scheduled to settle after March 31, 2016. We also received proceeds from sales and repayments of existing portfolio investments of approximately $47.4 million including $37.5 million in sales. Additionally, we had three investments under contract to sell as of March 31, 2016, for approximately $11.8 million, which represented the contract sales price. The combined result of which increased our portfolio, on a cost basis, by approximately $19.1 million, or 2.1%, and the number of portfolio investments by seven, or 4.8%, compared to the portfolio as of December 31, 2015. As of March 31, 2016, the largest investment in an individual portfolio company represented approximately 2.4% of our portfolio’s fair value with the remaining investments in an individual portfolio company ranging from 0.03% to 1.9%. The average investment in our portfolio is approximately $5.6 million or 0.6% of the total portfolio. As a result of these transactions, our portfolio has become increasingly broadened across individual portfolio investments, geographic regions, and industries. Further, our total portfolio's investment composition (excluding our Other Portfolio investments) at fair value is comprised of 80.0% first lien debt securities, 16.5% second lien debt securities, with the remainder in unsecured debt investments and equity investments. First lien debt securities have priority over subordinated debt owed by the issuer with respect to the collateral pledged as security for the loan. Due to the relative priority of payment of first lien investments, these generally have lower yields than lower priority, less secured investments.

During the three months ended March 31, 2015, we made investment purchases of approximately $187.2 million and had 15 investments under contract to purchase as of March 31, 2015 for approximately $68.9 million, which settled after March 31, 2015. We also received proceeds from sales and repayments of existing portfolio investments of approximately $24.6 million including $3.5 million in sales and had one investment under contract to sell as of March 31, 2015 for approximately $1.0 million, which represented the contract sales price.

The result of the aforementioned transactions further diversified our geographic and industry concentrations and based upon our investment rating system, which is described further below, the weighted average rating of our LMM was approximately 2.5 and 3.0 as of March 31, 2016 and December 31, 2015. Lastly, the overall weighted average effective yield on our investment portfolio has decreased from 8.3% as of December 31, 2015 to 8.2% as of March 31, 2016.

Summaries of the composition of our total investment portfolio at cost and fair value are shown in the following tables (this information excludes Other Portfolio investments):

	March 31, 2016				December 31, 2015
Cost:	LMM	Private Loan	Middle Market	Total	LMM	Private Loan	Middle Market	Total
First Lien Secured Debt	70.1%	92.4%	79.6%	80.5%	69.4%	92.3%	79.9%	80.5%
Second Lien Secured Debt	4.3	6.7	20.0	16.6	4.1	7.2	19.7	16.7
Unsecured Debt	—	—	0.4	0.3	—	—	0.4	0.3
Equity	24.4	0.1	—	2.4	25.6	0.1	—	2.4
Equity warrants	1.2	0.8	—	0.2	0.9	0.4	—	0.1
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	March 31, 2016				December 31, 2015
Fair Value:	LMM	Private Loan	Middle Market	Total	LMM	Private Loan	Middle Market	Total
First Lien Secured Debt	66.4%	92.3%	79.7%	80.0%	67.7%	92.1%	79.9%	80.3%
Second Lien Secured Debt	4.0	6.9	20.2	16.5	4.0	7.4	19.9	16.7
Unsecured Debt	—	—	0.1	0.1	—	—	0.2	0.1
Equity	28.4	0.1	—	3.2	27.4	0.1	—	2.8
Equity warrants	1.2	0.7	—	0.2	0.9	0.4	—	0.1
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

For the tables showing our total investment portfolio composition by geographic region and by industry, see Note 3-Fair Value Hierarchy for Investments-Portfolio Investment Composition to our condensed consolidated financial statements included elsewhere in this Report.

PORTFOLIO ASSET QUALITY

As of March 31, 2016, we owned a broad portfolio of 154 investments in 121 companies representing a wide range of industries. We believe that this diversity adds to the structural protection of the portfolio, revenue sources, income, cash flows and dividends. The portfolio included the following:

▪
83 debt investments in 80 Middle Market portfolio companies with an aggregate fair value of approximately $627.8 million and a cost basis of approximately $695.5 million. The Middle Market portfolio had a weighted average annual effective yield of approximately 8.2% and 79.7% of the investments were secured by first priority liens. Further, 87.3% of the Middle Market investments contain variable rates, though a majority of the investments with variable rates are subject to contractual minimum base interest rates between 100 and 150 basis points.

▪
20 debt investments in 19 Private Loan portfolio companies with an aggregate fair value of approximately $118.5 million and a cost basis of approximately $122.2 million. The Private Loan debt investments had a weighted average annual effective yield of approximately 9.0%, which is calculated assuming the investments on non-accrual status are non-yielding, and 93.0% of the Private Loan debt investments were secured by first priority liens. Further, 96.0% of the Private Loan debt investments contain variable rates, though a majority of the investments with variable rates are subject to contractual minimum base interest rates between 100 and 150 basis points.

▪
22 debt investments in 18 LMM portfolio companies with an aggregate fair value of approximately $65.8 million and a cost basis of approximately $65.3 million. The LMM debt investments had a weighted average annual effective yield of approximately 11.1% and 94.3% of the debt investments were secured by first priority liens. Further, 43.4% of the LMM debt investments are fixed rate investments with fixed interest rates between 7.0% and 15.1%. Further, 10 LMM debt investments, representing approximately 56.6% of the LMM debt investments have variable rates subject to a contractual minimum base interest rate of 100 basis points.

▪
19 equity investments and 10 equity warrant investments in 16 LMM portfolio companies, three Private Loan portfolio companies and three Other Portfolio companies with an aggregate fair value of approximately $45.7 million and a cost basis of approximately $40.8 million.

Overall, our investment portfolio had a weighted average effective yield of approximately 8.2%, and 78.4% of our total portfolio's investment composition (including our Other Portfolio investments) was secured by first-priority liens.

As of March 31, 2016, we had three investments in two portfolio companies that were on non-accrual status. These companies were in default for failure to pay the combined outstanding principal balances of $13.2 million due upon the maturity of the loans. Our Advisers are currently working with the borrowers to maximize recovery of the amounts borrowed. As of March 31, 2016, these three investments on non-accrual status comprised approximately 0.2% of our total investment portfolio at fair value and 1.3% of the total investment portfolio at cost. As of December 31, 2015, we had three investments in two portfolio companies that were on non-accrual status. These two investments on non-accrual status comprised approximately 0.4% of the total investment portfolio at fair value and 1.3% of the total investment portfolio at cost. One of the two portfolio companies on non-accrual status was in default due to failure to pay its outstanding principal balance of $3.4 million due upon the maturity of its two loans. The other portfolio company on non-accrual status was in default due to failure to pay its required quarterly interest payment and due to declaring bankruptcy in the fourth quarter of 2015. For those investments in which S&P credit ratings are available, approximately 50.3% of the portfolio, the portfolio had a weighted average effective credit rating of B.

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

The following table shows the distribution of our LMM portfolio investments on the 1 to 5 investment rating scale at fair value as of March 31, 2016 and December 31, 2015 (dollars in thousands):

	March 31, 2016		December 31, 2015
Investment Rating	Investments at Fair Value	Percentage of Total LMM Portfolio	Investments at Fair Value	Percentage of Total LMM Portfolio
1	$—	—%	$—	—%
2	48,337	51.7	9,093	10.6
3	39,484	42.2	70,653	82.7
4	5,687	6.1	5,714	6.7
5	—	—	—	—
Totals	$93,508	100.0%	$85,460	100.0%

Based upon the investment rating system, the weighted average rating of our LMM portfolio at fair value was approximately 2.5 and 3.0 as of March 31, 2016 and December 31, 2015.

DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS COMPARISONS FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND MARCH 31, 2015

Total Investment Income, Expenses, Net Assets

For the three months ended March 31, 2016 and 2015, our total investment income was approximately $21.3 million and $11.8 million, respectively, consisting predominately of interest income. As of March 31, 2016 the portfolio had a weighted average annual effective yield on investments of approximately 8.2% compared to 8.5% as of March 31, 2015, and our average investment portfolio for the three months ended March 31, 2016 was $855.4 million compared to $566.9 million for the three months ended March 31, 2015. Additionally, during the three months ended March 31, 2016 and 2015, we accreted approximately $2.3 million and $489,000, respectively, of unearned income into interest income. The increase in interest income was primarily due to the growth in our total portfolio resulting from the investment of additional equity capital raised and borrowings under our senior secured revolving credit facility with Capital One, National Association as administrative agent (the "Capital One Credit Facility") and the amended and restated credit agreement entered into by HMS Funding I, LLC, our wholly owned subsidiary, with Deutsche Bank AG, New York Branch as administrative agent (the "Deutsche Bank Credit Facility," and, together with our Capital One Credit Facility, the "Credit Facilities"). We believe further increases in investment income in future periods may arise due to (i) a growing base of portfolio company investments and (ii) investments being held for the entire period relative to incremental net investment activity during each quarter. For information on the Credit Facilities, see Note 4 - Borrowings to our condensed consolidated financial statements included elsewhere in this report.

For the three months ended March 31, 2016, expenses, net of incentive fee and administrative services expense waivers, were approximately $9.0 million as compared to expenses of approximately $5.5 million for the three months ended March 31, 2015. The increase in expenses is primarily due to increases in management fees of $1.5 million, interest expense of $1.7 million, and other general and administrative expense of $96,000. Management fees increased primarily due to an increase in the average gross assets of the Company. Interest expense increased due to an increase in the average borrowings during the period. Average borrowings were $387.5 million for the three months ended March 31, 2016 compared to $223.4 million for the three months ended March 31, 2015. Additionally, interest expense was higher for the three months ended March 31, 2016, due to the increase in amortization of deferred financing costs as a result of costs paid in connection with the Credit Facilities. As of both March 31, 2016 and March 31, 2015, the annualized interest rate on our borrowings was approximately 3%. Other general and administrative expenses increased due to additional banking costs, trade costs and other costs associated with the increase in overall portfolio size.

For the three months ended March 31, 2016, the net decrease in net assets resulting from operations (gross of stockholder distributions declared) was approximately $2.7 million. The decrease was attributable to unrealized depreciation on investments of approximately $14.3 million, realized losses of approximately $646,000 and offset by net investment income of approximately $12.2 million.

For the three months ended March 31, 2015, the net increase in net assets was approximately $10.2 million. The increase was primarily attributable to net investment income of approximately $6.3 million, realized gains of approximately $20,000 and unrealized appreciation on investments of approximately $3.8 million.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Overview

As of March 31, 2016, we had approximately $20.5 million in cash and cash equivalents, and our NAV totaled approximately $495.7 million, equating to approximately $7.67 per share. The change from the December 31, 2015 NAV per share of $7.88 was largely due to the unrealized depreciation on investments in the portfolio. The unrealized depreciation on investments in our portfolio was primarily driven by the broad price declines in the high yield bond and leveraged loan markets and by the effect of declining oil prices on our investments in the oil and gas sector.

Liquidity and Capital Resources

Cash Flows

For the three months ended March 31, 2016, we experienced a net decrease in cash and cash equivalents of approximately $3.5 million. During that period, approximately $24.9 million of cash was used in our operating activities, which principally consisted of the purchase of new portfolio investments of $83.1 million and a net decrease in net assets resulting from operations of approximately $2.7 million offset by principal repayments from and sales of investments in portfolio companies of $47.4 million. During the three months ended March 31, 2016, approximately $21.4 million was generated from financing activities, which principally consisted of a net $15.0 million increase in borrowings under the Credit Facilities, and $13.4 million in net stock offering proceeds received offset by $5.2 million in cash distributions paid to stockholders, $1.5 million in cash distributions related to redemption of our common stock and $359,000 paid for financing costs related to the Credit Facilities amendments during the three months ended March 31, 2016.

For the three months ended March 31, 2015, we experienced a net increase in cash and cash equivalents of approximately $4.0 million. During that period, approximately $157.7 million of cash was used in our operating activities, which principally consisted of the purchase of new portfolio debt investments of $187.2 million, offset by a net increase in net assets resulting from operations of approximately $10.2 million and principal repayments from and sales of investments in portfolio companies of $24.6 million. During the three months ended March 31, 2015, approximately $161.7 million was generated from financing activities, which principally consisted of a net $81.1 million increase in borrowings under the Credit Facilities and $84.4 million in net stock offering proceeds received and offset by $2.8 million in cash distributions paid to stockholders and $752,000 paid for financing costs related to the Credit Facilities entered into during the three months ended March 31, 2015.

Initial Offering and Offering

During the three months ended March 31, 2016, we raised proceeds of $20.6 million from the Offering, including proceeds from the distribution reinvestment plan, and incurred $1.3 million for selling commissions and Dealer Manager fees. We also incurred an obligation for $308,000 of costs related to the Offering.

During the three months ended March 31, 2015, we raised proceeds of $98.9 million from the Initial Offering, including proceeds from the distribution reinvestment plan, and incurred $8.7 million for selling commissions and Dealer Manager fees. We also incurred an obligation for $1.5 million of costs related to the Initial Offering.

Distributions

The following table reflects the cash distributions per share that we have declared on our common stock during the three months ended March 31, 2016 and March 31, 2015 (dollars in thousands except per share amounts).

	Distributions
	Per Share	Amount
2016
Three months ended March 31, 2016	$0.17	$11,037
2015
Three months ended March 31, 2015	$0.17	$6,260

On March 23, 2016, with the authorization of our board of directors, we declared distributions to our stockholders for the period of April 2016 through June 2016. These distributions have been, or will be, calculated based on stockholders of record each day from April 1, 2016 through June 30, 2016 in an amount equal to $0.00191781 per share, per day. Distributions are paid on the first business day following the completion of each month to which they relate.

Specific tax characteristics of all distributions are reported to stockholders shortly after the close of each calendar year on Form
1099-DIV. For the year ended December 31, 2015, approximately 99.7% of the distributions paid were taxable to the investor as ordinary income and approximately 0.3% were treated capital gain distributions for federal income tax purposes.

We have adopted an “opt in” distribution reinvestment plan for our stockholders. As a result, if we make a distribution, our stockholders will receive distributions in cash unless they specifically “opt in” to the distribution reinvestment plan so as to have their cash distributions reinvested in additional shares of our common stock.

We may fund our cash distributions from any sources of funds legally available, including stock offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and fee waivers from our Advisers. We have not established any limit on the extent to which we may use borrowings or stock offering proceeds to fund distributions. Our distributions may exceed our earnings, especially during the period before we have substantially invested the stock offering proceeds. As a result, a portion of the distributions we make may represent a return of capital for U.S. federal income tax purposes.

The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of our board of directors.

In order to satisfy the Code's requirements applicable to maintaining our ability to be subject to tax as a RIC, we must distribute to our stockholders substantially all of our taxable income each taxable year. However, we may elect to spill over certain excess undistributed taxable income from one taxable year into the next taxable year, which would require us to pay a 4% non-deductible excise tax on such excess undistributed taxable income. In order to avoid excise tax, we need to satisfy the Excise Tax Avoidance Requirement. We estimate approximately $3.8 million, or $0.0615 per share, of our taxable income for the 2015 taxable year will be distributed during the 2016 taxable year, prior to the filing of our federal income tax return for our 2015 taxable year. As such, we anticipate that we will be subject to a taxable year 2015 liability for the 4% nondeductible excise tax of approximately $108,000. In order to avoid excise tax, we need to distribute, in respect of each calendar year dividends of an amount at least equal to the sum of (1) 98.0% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gain in excess of capital loss, or capital gain net income, adjusted for certain ordinary losses, for the one year period ending on October 31st of such calendar year (or, if we so elect, for the calendar year) and (3) any net ordinary income and capital gain net income for the preceding calendar years that was not distributed during such calendar years and on which we paid no U.S. federal income tax.

Financing Arrangements

We anticipate that we will continue to fund our investment activities through existing cash, capital raised from our stock offerings, and borrowings on the Credit Facilities. Our primary uses of funds in both the short-term and long-term will be investments in portfolio companies, operating expenses and cash distributions to holders of our common stock.

As of March 31, 2016, we had $65.0 million outstanding and $60.0 million available under our Capital One Credit Facility, and $330.0 million outstanding and $55.0 million available under the Deutsche Bank Credit Facility, both of which we estimated approximated fair value. Availability under the Credit Facilities is subject to certain limitations and the asset coverage restrictions under the 1940 Act.

As a BDC, we generally are required to meet a coverage ratio of total assets to total senior securities, which include borrowings and any preferred stock we may issue in the future, of at least 200%. As of March 31, 2016, our asset coverage ratio under BDC regulations was 217% when including unfunded commitments as a senior security. As of December 31, 2015, our asset coverage ratio under BDC regulations was 219% when including unfunded commitments as a senior security. As of March 31, 2016, considering these limitations, we had the ability to draw upon the entire $115.0 million of remaining capacity in the Credit Facilities.

Although we have been able to secure access to potential additional liquidity, through proceeds from the Offering and also by entering into the Credit Facilities, there is no assurance that equity or debt capital will be available to us in the future on favorable terms, or at all.

Related-Party Transactions and Agreements

We have entered into agreements with our Advisers and our Dealer Manager, whereby we pay certain fees and reimbursements to these entities. These include payments to our Dealer Manager for selling commissions and the Dealer Manager fee and payments to our Adviser for reimbursement of offering costs. In addition, we make payments for certain services that include the identification, execution, and management of our investments and also the management of our day-to-day operations provided to us by our Advisers, pursuant to various agreements that we have entered into. See Note 9-Related Party Transactions and Arrangements to the financial statements included elsewhere in this Report on Form 10-Q for additional information regarding related party transactions.

 Contractual Obligations

As of March 31, 2016, we had $395.0 million in borrowings outstanding under the Credit Facilities. Unless extended, our Capital One Credit Facility will expire March 11, 2017, and the Deutsche Bank Credit Facility will mature on June 16, 2020. Our Capital One Credit Facility has two, one-year extension options, with lender approval that, if approved and exercised, would permit us to extend the maturity to March 11, 2019. See Note 4-Borrowings to the financial statements included elsewhere in this Report on Form 10-Q for a description of the Credit Facilities.

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings at March 31, 2016 is as follows:

	Payments Due By Period (dollars in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Capital One Credit Facility(1)	$65,000	$—	$65,000	$—	$—
Deutsche Bank Credit Facility(2)	$330,000	$—	$—	$330,000	$—
Total Credit Facilities	$395,000	$—	$65,000	$330,000	$—

(1)
At March 31, 2016, $60.0 million remained available under our Capital One Credit Facility; however, our borrowing capacity is limited to the asset coverage ratio restrictions imposed by the 1940 Act, as discussed above.

(2)
At March 31, 2016, $55.0 million remained available under the Deutsche Bank Credit Facility; however, our borrowing ability is limited to the asset coverage ratio restrictions imposed by the 1940 Act, as discussed above.

Off-Balance Sheet Arrangements

At March 31, 2016, we had a total of approximately $29.8 million in outstanding commitments comprised of (i) 16 commitments to fund revolving loans that had not been fully drawn or term loans that had not been funded and (ii) three capital commitments that had not been fully called. We recognized unrealized depreciation of $98,000 on our outstanding unfunded loan commitments and unrealized appreciation of $14,000 on our outstanding unfunded capital commitments during three months ended March 31, 2016. At December 31, 2015, we had a total of approximately $34.1 million in outstanding commitments comprised of (i) 14 commitments to fund revolving loans that had not been fully drawn or term loans that had not been funded and (ii) three capital commitments that had not been fully called. We recognized unrealized depreciation of $79,000 on our outstanding unfunded loan commitments and unrealized depreciation of $14,000 on our outstanding unfunded capital commitments during the year ended December 31, 2015.

	Commitments and Contingencies
	(dollars in thousands)
	March 31, 2016	December 31, 2015
Unfunded Loan Commitments
AccuMed Corp.	$250	$875
Apex Linen Services, Inc.	1,003	1,003
Arcus Hunting, LLC	2,069	1,196
BarFly Ventures, LLC	1,531	1,531
Buca C, LLC	1,780	1,780
CapFusion Holding, LLC	1,600	—
Datacom, LLC	1,500	1,500
Guerdon Modular Holdings, Inc.	160	400
Hojeij Branded Foods, Inc.	2,000	2,143
HW Temps LLC	200	200
Jackmont Hospitality, Inc.	1,200	1,333
LaMi Products, LLC	1,765	1,521
Minute Key, Inc.	200	500
Mystic Logistics, Inc.	200	200
Unirush LLC	1,000	—
Volusion, LLC	3,000	3,000

	Commitments and Contingencies
	(dollars in thousands)
	March 31, 2016	December 31, 2015
Unfunded Capital Commitments
Brightwood Capital Fund III, LP	1,250	1,250
EIG Traverse Co-Investment, LP	195	5,245
Freeport First Lien Loan Fund III, LP	8,936	10,423
Total	$29,839	$34,100

Recent Developments and Subsequent Events

From April 1, 2016 through May 12, 2016, we raised approximately $15.5 million in the Offering. During this period, we funded approximately $13.5 million in investments and received proceeds from repayments and dispositions of approximately $34.5 million.

On April 20, 2016 and May 3, 2016, we increased our public offering price per share to $8.70 and $8.80, respectively, effective as of our weekly closes on April 21, 2016 and May 5, 2016, respectively.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, in particular changes in interest rates. Changes in interest rates may affect our interest income from portfolio investments, the fair value of our fixed income investments, and our cost of funding.

Our interest income will be affected by changes in various interest rates, including LIBOR and prime rates, to the extent any of our debt investments include floating interest rates. We generally invest in floating rate debt instruments, meaning that the interest rate payable on such instrument resets periodically based upon changes in a specified interest rate index, typically the one-month LIBOR. As of March 31, 2016, approximately 85.3% of our LMM, Private Loan, and Middle Market portfolio debt investments (based on cost) contained floating interest rates. At March 31, 2016, the one-month LIBOR was approximately 0.4%. However, many of our investments provide that the specified interest rate index on such instruments will never fall below a level, or floor, generally between 100 and 150 basis points, equal to 1.0% to 1.5%, regardless of the level of the specified index rate. Given that most floating rate debt investments have index floors at or above 100 basis points, a decline in index rates is not expected to result in a change to interest income.

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

The following table shows the approximate annualized increase or decrease (dollars in thousands) in the components of net investment income due to hypothetical interest rate index changes, assuming no changes in our investments and borrowings as of March 31, 2016.

Change in interest rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 25 basis points	$(65)	$(988)	$923
Up 50 basis points	705	1,975	(1,270)
Up 100 basis points	4,072	3,950	122
Up 200 basis points	11,678	7,900	3,778
Up 300 basis points	19,291	11,850	7,441

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

If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. As of March 31, 2016, we had not entered into any interest rate hedging arrangements.

Item 4.    Controls and Procedures.

In accordance with Securities Exchange Act of 1934, as amended (the "Exchange Act"), Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2016, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act), during the three months ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, that we filed with the SEC on March 11, 2016.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Repurchases of our common stock pursuant to our tender offer are as follows:

Period	Total Number of Shares Purchased	Average Price per Share	Cumulative Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1, 2016 through January 31, 2016	—	$—	—	—
February 1, 2016 through February 29, 2016	—	$—	—	—
March 1, 2016 through March 31, 2016	200,508	$7.62	200,508	—

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

10.1
Third Amendment to the Amended and Restated Loan Financing and Servicing Agreement, dated as of February 9, 2016, by and among HMS Funding I LLC, as borrower, the Registrant, as equityholder and servicer, the financial institutions party thereto as lenders, Deutsche Bank AG, New York Branch, as administrative agent, and U.S. Bank National Association, as collateral agent (Filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on February 11, 2016 (File No. 814-00939) and incorporated herein by reference).

10.2
Conditional Income Incentive Fee Waiver Agreement, dated as of May 9, 2016, by and among the Registrant, HMS Adviser LP and MSC Adviser I, LLC (Filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on May 13, 2016 (File No. 814-00939) and incorporated herein by reference).

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

HMS INCOME FUND, INC.

Date:	May 16, 2016	By:	/s/ SHERRI W. SCHUGART
Sherri W. Schugart
Chairman, Chief Executive Officer and President

Date:	May 16, 2016	By:	/s/ RYAN T. SIMS
Ryan T. Sims
Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit No.	Description
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

10.1
Third Amendment to the Amended and Restated Loan Financing and Servicing Agreement, dated as of February 9, 2016, by and among HMS Funding I LLC, as borrower, the Registrant, as equityholder and servicer, the financial institutions party thereto as lenders, Deutsche Bank AG, New York Branch, as administrative agent, and U.S. Bank National Association, as collateral agent (Filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on February 11, 2016 (File No. 814-00939) and incorporated herein by reference).

10.2
Conditional Income Incentive Fee Waiver Agreement, dated as of May 9, 2016, by and among the Registrant, HMS Adviser LP and MSC Adviser I, LLC (Filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on May 13, 2016 (File No. 814-00939) and incorporated herein by reference).

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