Form 10-Q
period 2016-06-30
HMS INCOME FUND, INC.
filed 2016-08-15
CIK 1535778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

The issuer had 69,719,166 shares of common stock outstanding as of August 11, 2016.

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

PART I — FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

HMS Income Fund, Inc.
Condensed Consolidated Balance Sheets
(dollars in thousands, except share and per share amounts)

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Portfolio investments at fair value:
Non-Control/Non-Affiliate investments (amortized cost: $909,911 and $866,499 as of June 30, 2016 and December 31, 2015, respectively)	$855,765	$812,205
Affiliate investments (amortized cost: $57,477 and $23,949 as of June 30, 2016 and December 31, 2015, respectively)	58,966	25,303
Control investments (amortized cost: $13,075 and $14,241 as of June 30, 2016 and December 31, 2015, respectively)	15,624	15,480
Total portfolio investments (amortized cost: $980,463 and $904,689 as of June 30, 2016 and December 31, 2015, respectively)	930,355	852,988

Cash and cash equivalents	17,949	24,001
Interest receivable	7,701	7,927
Receivable for securities sold	11,221	1,995
Prepaid and other assets	1,466	511
Deferred offering costs (net of accumulated amortization of $9,150 and $9,018 as of June 30, 2016 and December 31, 2015, respectively)	690	1,107
Deferred financing costs (net of accumulated amortization of $2,110 and $1,370 as of June 30, 2016 and December 31, 2015, respectively)	4,575	4,883
Total assets	$973,957	$893,412

LIABILITIES
Accounts payable and other liabilities	$1,095	$624
Payable for unsettled trades	57	—
Stockholder distributions payable	3,914	3,717
Due to affiliates	4,806	5,723
Payable for securities purchased	28,342	11,696
Notes payable	407,000	380,000
Total liabilities	445,214	401,760

Commitments and Contingencies (Note 11)

NET ASSETS
Common stock, $.001 par value; 150,000,000 shares authorized, 68,040,541 and 62,382,044 issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	68	62
Additional paid-in capital	590,855	546,508
Accumulated distributions in excess of net investment income	(11,635)	(3,219)
Net unrealized (depreciation)	(50,545)	(51,699)
Total net assets	528,743	491,652

Total liabilities and net assets	$973,957	$893,412

Net asset value per share	$7.77	$7.88

See notes to the condensed consolidated financial statements.

HMS Income Fund, Inc.
Condensed Consolidated Statements of Operations
(dollars in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
INVESTMENT INCOME:
Interest, fee and dividend income:
Non-Control/Non-Affiliate investments	$19,931	$14,912	$40,369	$26,270
Affiliate investments	1,074	235	1,661	434
Control investments	196	234	430	470
Total interest, fee and dividend income	21,201	15,381	42,460	27,174
EXPENSES:
Interest expense	3,604	2,507	7,314	4,482
Base management and incentive fees	4,693	4,665	9,680	8,030
Administrative services expenses	574	480	1,107	917
Offering costs	120	—	132	—
Professional fees	243	106	671	309
Insurance	48	48	95	97
Other general and administrative	445	194	773	426
Expenses before fee and expense waivers	9,727	8,000	19,772	14,261
Waiver of incentive fees	—	(930)	(493)	(1,288)
Waiver of administrative services expenses	(574)	(480)	(1,107)	(917)
Total expenses, net of fee and expense waivers	9,153	6,590	18,172	12,056

NET INVESTMENT INCOME	12,048	8,791	24,288	15,118

NET REALIZED GAIN (LOSS) FROM INVESTMENTS
Non-Control/Non-Affiliate investments	(9,369)	127	(10,015)	147
Affiliate investments	—	—	—	—
Control investments	—	—	—	—
Total realized gain (loss) from investments	(9,369)	127	(10,015)	147

NET REALIZED INCOME	2,679	8,918	14,273	15,265

NET UNREALIZED APPRECIATION (DEPRECIATION)
Non-Control/Non-Affiliate investments	15,362	3,865	(704)	6,777
Affiliate investments	61	102	546	1,030
Control investments	(7)	—	1,311	—
Total net unrealized appreciation	15,416	3,967	1,153	7,807

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$18,095	$12,885	$15,426	$23,072

PER SHARE INFORMATION - BASIC AND DILUTED
NET INVESTMENT INCOME PER SHARE	$0.18	$0.19	$0.37	$0.37
NET REALIZED INCOME PER SHARE	$0.04	$0.19	$0.22	$0.37
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE (EARNINGS PER SHARE)	$0.27	$0.28	$0.24	$0.56
DISTRIBUTIONS DECLARED PER SHARE	$0.18	$0.18	$0.35	$0.35
WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	66,734,135	45,825,627	64,982,508	41,072,192

See notes to the condensed consolidated financial statements.

HMS Income Fund, Inc.
Condensed Consolidated Statements of Changes in Net Assets
For the Six Months Ended June 30, 2016 and June 30, 2015
(dollars in thousands, except number of shares)
(Unaudited)

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Change in Net Assets from Operations:
Net investment income	$24,288	$15,118
Net realized gain (loss) on investments	(10,015)	147
Net unrealized appreciation	1,153	7,807
Net increase in net assets resulting from operations	15,426	23,072

Change in Net Assets from Shareholders' Distributions:
Distributions from net investment income	(22,687)	(14,111)
Distributions from net realized gain on investments	—	(147)
Net decrease in net assets resulting from shareholders' distributions	(22,687)	(14,258)

Change in Net Assets from Capital Share Transactions:
Issuance of common stock, net of issuance costs	38,999	156,595
Reinvestment of shareholder distributions	11,865	6,848
Repurchase of common stock	(6,512)	(749)
Offering costs	—	(2,682)
Net increase in net assets resulting from capital share transactions	44,352	160,012

Total Increase in Net Assets	37,091	168,826
Net Assets at beginning of period	491,652	260,063
Net Assets at end of the period	$528,743	$428,889

NAV at end of the period	$7.77	$8.69

Common shares outstanding, beginning of period	62,382,044	30,967,120
Issuance of common shares	4,987,274	17,710,635
Issuance of common shares pursuant to distribution reinvestment plan	1,509,900	775,023
Repurchase of common shares	(838,677)	(86,641)
Common shares outstanding, end of period	68,040,541	49,366,137

See notes to the condensed consolidated financial statements.

HMS Income Fund, Inc.
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)
(Unaudited)

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$15,426	$23,072
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Principal repayments received and proceeds from sales of investments in portfolio companies	107,896	70,912
Investments in portfolio companies	(181,927)	(347,602)
Net unrealized appreciation of portfolio investments	(1,153)	(7,807)
Net realized (gain) loss on sale of portfolio investments	10,015	(147)
Amortization of deferred financing costs	740	476
Amortization of deferred offering costs	132	—
Accretion of unearned income	(5,100)	(1,254)
Net payment-in-kind interest accrual	(124)	(748)
Changes in other assets and liabilities:
Interest receivable	226	(1,939)
Prepaid and other assets	(68)	(100)
Due to affiliates	101	4,325
Accounts payable and other liabilities	26	149
Payable for unsettled trades	57	(3,123)
Net cash used in operating activities	(53,753)	(263,786)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	42,893	169,298
Redemption of common shares	(6,512)	(749)
Payment of selling commissions and dealer manager fees	(3,804)	(15,379)
Payment of offering costs	(823)	(2,682)
Payment of stockholder distributions	(10,625)	(6,384)
Repayments on notes payable	(138,000)	(67,864)
Proceeds from notes payable	165,000	188,000
Payment of deferred financing costs	(428)	(3,106)
Net cash provided by financing activities	47,701	261,134

Net decrease in cash and cash equivalents	(6,052)	(2,652)

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	24,001	19,868

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$17,949	$17,216

See notes to the condensed consolidated financial statements.

HMS Income Fund, Inc. Condensed Consolidated Schedule of Investments
As of June 30, 2016
(dollars in thousands) (Unaudited)
Portfolio Company (1) (3)	Business Description	Type of Investment (2) (3)	Index Rate (22)	Principal (7)	Cost (7)	Fair Value

Control Investments (6)
GRT Rubber Technologies, LLC (8) (10) (13)	Engineered Rubber Product Manufacturer	LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.00%, Secured Debt (Maturity - December 19, 2019)	1 month LIBOR	$6,744	$6,640	$6,744
		Member Units (2,896 shares)	—	—	6,435	8,880
					13,075	15,624

Subtotal Control Investments (6) (2% of total investments at fair value)					$13,075	$15,624

Affiliate Investments (4)
AFG Capital Group, LLC (10) (13)	Provider of Rent-to-Own Financing Solutions and Services	11.00% Secured Debt (Maturity Date - November 7, 2019)	None	$3,240	$3,130	$3,201
		Member Units (46 shares)	—	—	300	583
		Warrants (10 equivalent shares, Expiration - November 7, 2024)	—	—	65	142
					3,495	3,926
EIG Traverse Co-Investment, LP (9) (15)	Investment Partnership	LP Interests (EIG Traverse Co-Investment, LP) (Fully diluted 22.20%) (16)	—	—	9,805	9,930
Freeport First Lien Loan Fund III, LP (9) (15)	Investment Partnership	LP Interests (Freeport First Lien Loan Fund III, LP) (Fully diluted 6.00%) (16)	—	—	3,564	3,564
Gamber-Johnson Holdings, LLC (8) (10) (13)	Manufacturer of Ruggedized Computer Mounting Systems	LIBOR Plus 11.00% (Floor 1.00%), Current Coupon 12.00%, Secured Debt (Maturity Date - June 24, 2021)	1 month LIBOR	5,000	4,897	4,897
		Common Stock (1,759.94 shares)		—	3,031	3,031
					7,928	7,928
Guerdon Modular Holdings, Inc. (10) (13)	Multi-Family and Commercial Modular Construction Company	9.0% Current / 4% PIK Secured Debt (Maturity - August 13, 2019)	None	2,614	2,561	2,585
		Common Stock (53,008 shares)	—	—	746	20
		Class B Preferred Units (20,250 shares)	—	—	285	285
					3,592	2,890
Gulf Publishing Holdings, LLC (10) (13)	Energy Focused Media and Publishing	12.50% Secured Debt (Maturity Date - April 29, 2021)	None	2,500	2,451	2,451
		Member Units (781 Shares)		—	781	781
					3,232	3,232
HW Temps LLC (8) (10) (13)	Temporary Staffing Solutions	LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 10.50%, Secured Debt (Maturity Date - July 2, 2020)	1 month LIBOR	2,494	2,435	2,435
		Preferred Member Units (800 shares) (16)	—	—	985	1,237
					3,420	3,672
Industrial Services Investments, LLC (11)	Industrial Cleaning Services	11.25% Current / .75% PIK, Current Coupon 12.00%, Unsecured Debt (Maturity - December 17, 2022) (17)	None	10,500	10,292	10,292
		Common Stock (2,100 shares)		—	2,100	2,100
					12,392	12,392
M.H. Corbin Holding, LLC (10) (13)	Manufacturer and Distributor of Traffic Safety Products	10.00% Secured Debt (Maturity Date -August 31, 2020)	None	3,413	3,383	3,383
		Preferred Member Units (1,000 shares)		—	1,500	1,500
					4,883	4,883
Mystic Logistics, Inc. (10) (13)	Logistics and Distribution Services Provider for Large Volume Mailers	12.00% Secured Debt (Maturity Date - August 15, 2019)	None	2,340	2,285	2,340
		Common Stock (1,468 shares) (16)	—	—	680	1,348
					2,965	3,688
SoftTouch Medical Holdings LLC (8) (10) (13)	Home Provider of Pediatric Durable Medical Equipment	LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.00%, Secured Debt (Maturity Date - October 31, 2019)	1 month LIBOR	1,350	1,331	1,350
		Member Units (785 shares) (16)	—	—	870	1,511
					2,201	2,861

Subtotal Affiliate Investments (4) (6% of total investments at fair value)					$57,477	$58,966

Non-Control/Non-Affiliate Investments (5)
AccuMed Corporation (8) (11)	Medical Device Contract Manufacturer	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity - October 29, 2020)	1 month LIBOR	$10,329	$10,188	$10,110
Adams Publishing Group, LLC (8) (11)	Local Newspaper Operator	LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 7.75%, Secured Debt (Maturity - November 3, 2020)	3 month LIBOR	8,320	8,166	8,106
Ahead, LLC (8) (11)	IT Infrastructure Value Added Reseller	LIBOR Plus 6.50%, Current Coupon 7.14%, Secured Debt (Maturity - November 2, 2020)	3 month LIBOR	9,750	9,483	9,701
Allflex Holdings III Inc. (8)	Manufacturer of Livestock Identification Products	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity - July 19, 2021) (14)	3 month LIBOR	14,922	15,014	14,810
American Scaffold Holdings, Inc. (8) (11)	Marine Scaffolding Service Provider	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity - March 31, 2022)	3 month LIBOR	7,453	7,341	7,341
American Teleconferencing Services, Ltd. (8)	Provider of Audio Conferencing and Video Collaboration Solutions	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity - December 8, 2021)	3 month LIBOR	12,343	11,118	11,232
AmeriTech College Operations, LLC (10) (13)	For-Profit Nursing and Healthcare College	10.00% Secured Debt, (Maturity - January 31, 2020)	None	375	375	375
		10.00% Secured Debt, (Maturity - November 30, 2019)	None	61	60	61
		10.00% Secured Debt, (Maturity - November 30, 2019)	None	64	64	64
		Preferred Member Units (364 shares, 5.00% cumulative) (16)	—	—	284	284
					783	784
AMF Bowling Centers, Inc. (8)	Bowling Alley Operator	LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.25%, Secured Debt (Maturity - September 18, 2021)	3 month LIBOR	13,777	13,712	13,743
AP Gaming I, LLC (8) (11)	Developer, Manufacturer, and Operator of Gaming Machines	LIBOR Plus 8.25% (Floor 1.00%), Current Coupon 9.25%, Secured Debt (Maturity - December 21, 2020)	3 month LIBOR	11,349	11,242	10,735
Apex Linen Service, Inc. (10) (13)	Industrial Launderers	13.00% Secured Debt, (Maturity - October 30, 2022)	None	3,400	3,340	3,340
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - October 30, 2022)	1 month LIBOR	400	400	400
					3,740	3,740
Aptean, Inc. (8)	Enterprise Application Software Provider	LIBOR Plus 4.25% (Floor 1.00%), Current Coupon 5.25%, Secured Debt (Maturity - February 26, 2020)	3 month LIBOR	2,128	2,129	2,104
		LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity - February 26, 2021) (14) (12)	3 month LIBOR	10,000	9,825	9,813
					11,954	11,917
Arcus Hunting, LLC (8) (11)	Manufacturer of Bowhunting and Archery Products and Accessories	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity - November 13, 2019)	1 month LIBOR	7,684	7,538	7,588
Artel, LLC (8)	Provider of Secure Satellite Network and IT Solutions	LIBOR Plus 7.00% (Floor 1.25%), 7.25% Current/1.00% PIK, Current Coupon 8.25%, Secured Debt (Maturity - November 27, 2017)	3 month LIBOR	3,173	3,125	2,713
ATX Networks Corp. (8) (9)	Provider of Radio Frequency Management Equipment	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - June 11, 2021)	3 month LIBOR	14,850	14,593	14,664
BBB Tank Services, LLC (10) (13)	Maintenance, Repair and Construction Services to the Above-Ground Storage Tank Market	12.00% Current / 1.00% PIK, Current Coupon 13.00%, Secured Debt (Maturity Date - April 8, 2021)	None	1,002	981	981
		Member Units (200,000 shares)	—	—	200	200
					1,181	1,181
BarFly Ventures, LLC (11)	Casual Restaurant Group	12.00% Secured Debt (Maturity Date - August 31, 2020)	None	1,680	1,651	1,618
		Warrants (.364 equivalent shares, Expiration - August 31, 2025)	—	—	158	80
		Options (.731 equivalent units)	—	—	133	158
					1,942	1,856
Berry Aviation, Inc. (11)	Airline Charter Service Operator	12.00% Current / 1.75% PIK Secured Debt (Maturity Date - January 30, 2020) (14)	None	1,407	1,388	1,396
		Common Stock (138 shares)	—	—	100	147
					1,488	1,543
Bioventus, LLC (8) (11)	Production of Orthopedic Healing Products	LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 11.00%, Secured Debt (Maturity - April, 10, 2020) (14)	1 month LIBOR	7,000	6,900	6,948
Blackbrush Oil and Gas LP (8)	Oil & Gas Exploration	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity - July 30, 2021) (14)	1 month LIBOR	12,085	11,684	12,070
Blackhawk Specialty Tools LLC (8)	Oilfield Equipment & Services	LIBOR Plus 5.25% (Floor 1.25%), Current Coupon 6.50%, Secured Debt (Maturity - August 1, 2019)	3 month LIBOR	8,261	7,830	6,195
Blue Bird Body Company (8) (9)	School Bus Manufacturer	LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity - June 26, 2020)	1 month LIBOR	4,273	4,227	4,273
Bluestem Brands, Inc. (8) (9)	Multi-Channel Retailer of General Merchandise	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity - November 6, 2020)	3 month LIBOR	14,215	13,956	12,628
Brightwood Capital Fund III, LP (9) (15)	Investment Partnership	LP Interests (Brightwood Capital Fund III, LP) (Fully diluted .52%) (16)	—	—	3,825	3,532
Brundage-Bone Concrete Pumping, Inc.	Construction Services Provider	10.38% Secured Bond (Maturity - September 1, 2021) (14)	None	12,000	12,095	12,120
Buca C, LLC (8) (10) (13)	Casual Restaurant Group	LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.25%, Secured Debt (Maturity - June 30, 2020)	1 month LIBOR	15,474	15,216	15,474
		Preferred Member Units (4 units, 6.00% cumulative) (16)	—	—	2,547	3,693
					17,763	19,167
CAI Software, LLC (10) (13)	Provider of Specialized Enterprise Resource Planning Software	12.00% Secured Debt (Maturity Date - October 10, 2019)	None	1,005	984	1,005
		Member Units (16,339 shares)	—	—	163	435
					1,147	1,440
CJ Holding Company (8) (18)	Oil and Gas Equipment and Services	LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity - March 24, 2020) (18)	1 month LIBOR	5,940	5,212	4,084
CapFusion Holding, LLC (9) (10) (13)	Business Lender	13.00% Secured Debt (Maturity Date - March 25, 2021)	None	2,800	2,477	2,477
		Warrants (400 equivalent shares, Expiration - March 24, 2026)	—	—	300	300
					2,777	2,777
Cenveo Corporation	Provider of Commercial Printing, Envelopes, Labels, Printed Office Products	6.00% Secured Bond (Maturity - August 1, 2019)	None	15,000	12,697	12,450
Charlotte Russe, Inc. (8)	Fast-Fashion Retailer to Young Women	LIBOR Plus 5.50% (Floor 1.25%), Current Coupon 6.75%, Secured Debt (Maturity - May 22, 2019)	3 month LIBOR	15,101	14,885	5,675
Clarius BIGS, LLC (11) (13) (18)	Prints & Advertising Film Financing	15.00% PIK Secured Debt (Maturity - January 5, 2015) (18)	None	2,196	1,938	116
		20.00% PIK Secured Debt (Maturity - January 5, 2015) (18)	None	793	700	42
					2,638	158
Compuware Corporation (8)	Provider of Software and Supporting Services	LIBOR Plus 5.25% (Floor 1.00%), Current Coupon 6.25%, Secured Debt (Maturity - December 15, 2019)	3 month LIBOR	14,605	14,247	14,176
Covenant Surgical Partners, Inc.	Ambulatory Surgical Centers	8.75% Secured Debt (Maturity - August 1, 2019)	None	9,500	9,500	9,120
CRGT, Inc. (8)	Provider of Custom Software Development	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity - December 18, 2020)	1 month LIBOR	11,400	11,209	11,400
CST Industries, Inc. (8)	Storage Tank Manufacturer	LIBOR Plus 6.25% (Floor 1.50%), Current Coupon 7.75%, Secured Debt (Maturity - May 22, 2017)	3 month LIBOR	1,555	1,558	1,547
Datacom, LLC (10) (13)	Technology and Telecommunications Provider	5.25% Current / 5.25% PIK, Current Coupon 10.50% Secured Debt (Maturity - May 30, 2019)	None	1,262	1,245	1,187
		8.00% Secured Debt (Maturity - May 30, 2017)	None	50	50	50
		Class A Preferred Member Units (1,530 units, 15.0% cumulative) (16)	—	—	131	141
		Class B Preferred Member Units (717 units)	—	—	670	288
					2,096	1,666
Digital River, Inc. (8)	Provider of Outsourced e-Commerce Solutions and Services	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity - February 12, 2021)	3 month LIBOR	14,586	14,465	14,549
ECP-PF Holdings Groups, Inc. (11)	Fitness Club Operator	LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.00%, Secured Debt (Maturity - November 26, 2019)	3 month LIBOR	1,875	1,862	1,832
East West Copolymer & Rubber, LLC (10) (13)	Manufacturer of Synthetic Rubbers	12.00% Current / 2.00% PIK, Current Coupon 14.00%, Secured Debt (Maturity Date - October 17, 2019)	None	2,400	2,343	2,343
		Warrants (627,697 equivalent shares, Expiration - October 15, 2024)	—	—	13	13
					2,356	2,356
Energy & Exploration Partners, LLC	Oil & Gas Exploration and Production	13.00% PIK, Secured Debt (Maturity - November 12, 2021) (14)	None	517	517	517
		5.00% PIK, Secured Debt (Maturity - May 13, 2022)	None	928	928	928
		Class A units (1,331 shares)	—	—	1,331	1,331
					2,776	2,776
Evergreen Skills Lux S.á r.l. (d/b/a Skillsoft) (8) (9)	Technology-Based Performance Support Solutions	LIBOR Plus 8.25% (Floor 1.00%), Current Coupon 9.25%, Secured Debt (Maturity - April 28, 2022) (14)	3 month LIBOR	10,902	10,411	5,178
Flavors Holdings, Inc. (8)	Global Provider of Flavoring and Sweetening Products and Solutions	LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 6.75%, Secured Debt (Maturity - April 3, 2020)	3 month LIBOR	12,106	11,486	10,835
Fram Group Holdings, Inc. (8)	Manufacturer of Automotive Maintenance Products	LIBOR Plus 5.50% (Floor 1.50%), Current Coupon 7.00%, Secured Debt (Maturity - July 29, 2017)	1 month LIBOR	7,776	7,568	7,261
GST Autoleather, Inc. (8)	Automotive Leather Manufacturer	LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity Date - July 10, 2020)	3 month LIBOR	11,204	11,075	11,119
Guitar Center, Inc.	Musical Instruments Retailer	6.50% Secured Bond (Maturity - April 15, 2019)	None	15,015	13,961	12,913
Hojeij Branded Foods, LLC (8) (11)	Multi-Airport, Multi-Concept Restaurant Operator	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity Date - July 28, 2021)	3 month LIBOR	5,446	5,400	5,400
Horizon Global Corporation (8)	Auto Parts Manufacturer	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity Date - June 30, 2021)	1 month LIBOR	12,350	12,156	12,319
Hunter Defense Technologies, Inc. (8)	Provider of Military and Commercial Shelters and Systems	PRIME Plus 4.50% (Floor 3.50%), Default Interest 2.0%, Current Coupon 10.00%, Secured Debt (Maturity Date - August 5, 2019)	PRIME	14,836	14,127	12,981
Hygea Holdings Corp. (8) (11)	Provider of Physician Services	LIBOR Plus 9.25%, Current Coupon 9.91% Secured Debt (Maturity Date - February 24, 2019)	3 Month LIBOR	7,938	7,331	7,331
		Warrants (4,880,735 equivalent shares, Expiration - February 24, 2023)	—	—	369	369
					7,700	7,700
ICON Health and Fitness, Inc.	Producer of Fitness Products	11.88% Secured Bond (Maturity - October 15, 2016)	None	14,337	14,265	14,265
iEnergizer Limited (8) (9)	Provider of Business Outsourcing Solutions	LIBOR 6.00% (Floor 1.25%), Current Coupon 7.25%, Secured Debt (Maturity - May 1, 2019)	1 month LIBOR	6,837	6,344	6,154
Indivior Finance, LLC (8) (9)	Specialty Pharmaceutical Company Treating Opioid Dependence	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - December 19, 2019)	3 month LIBOR	9,250	8,813	9,204
Industrial Container Services, LLC (8) (11)	Steel Drum Reconditioner	LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 6.75%, Secured Debt (Maturity - December 31, 2018)	3 month LIBOR	4,962	4,912	4,962
Inn of the Mountain Gods Resort and Casino	Hotel & Casino Owner & Operator	9.25% Secured Bond (Maturity - November 30, 2020)	None	10,749	10,567	9,674
Intertain Group Limited (8) (9)	Business-to-Consumer Online Gaming Operator	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity - April 8, 2022)	3 month LIBOR	9,313	9,178	9,302
iPayment, Inc. (8)	Provider of Merchant Acquisition	LIBOR Plus 5.25% (Floor 1.50%), Current Coupon 6.75%, Secured Debt (Maturity - May 8, 2017)	3 month LIBOR	15,115	15,027	14,473
iQor US Inc. (8)	Business Process Outsourcing Services Provider	LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity - April 1, 2021)	3 month LIBOR	7,797	7,330	6,406
IronGate Energy Services, LLC	Oil and Gas Services	11.00% Secured Bond (Maturity - July 1, 2018)	None	5,825	5,827	1,340
Jackmont Hospitality, Inc. (8) (11)	Franchisee of Casual Dining Restaurants	LIBOR Plus 4.25% (Floor 1.00%)/ 2.50% PIK , Current Coupon 7.75%, Secured Debt (Maturity Date - May 26, 2021)	1 month LIBOR	8,879	8,845	8,545
Joerns Healthcare, LLC (8) (12)	Manufacturer and Distributor of Health Care Equipment & Supplies	LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity - May 9, 2020)	3 month LIBOR	12,234	11,981	11,898
JSS Holdings, Inc. (8)	Aircraft Maintenance Program Provider	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity Date - August 31, 2021)	3 month LIBOR	14,197	13,889	13,487
Kellermeyer Bergensons Services, LLC (8)	Outsourced Janitorial Services to Retail/Grocery Customers	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity - April 29, 2022) (14)	3 month LIBOR	14,700	14,597	13,965
Kendra Scott, LLC (8)	Jewelry Retail Stores	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity Date - July 17, 2020)	3 month LIBOR	9,625	9,544	9,577
Keypoint Government Solutions, Inc. (8)	Provider of Pre-Employment Screening Services	LIBOR Plus 6.50% (Floor 1.25%), Current Coupon 7.75%, Secured Debt (Maturity - November 13, 2017)	3 month LIBOR	1,897	1,891	1,887
LaMi Products, LLC (8) (11)	General Merchandise Distribution	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity - September 16, 2020)	3 month LIBOR	10,735	10,546	10,735
Larchmont Resources, LLC (8) (18)	Oil & Gas Exploration & Production	LIBOR Plus 8.75% (Floor 1.00%), Current Coupon 9.75%, Secured Debt (Maturity - August 7, 2019) (18)	2 month LIBOR	13,230	11,956	4,895
Legendary Pictures Funding, LLC (8) (11)	Producer of TV, Film, and Comic Content	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - April 22, 2020)	3 month LIBOR	7,500	7,380	7,463
LJ Host Merger Sub, Inc. (8)	Managed Services and Hosting Provider	LIBOR Plus 4.75% (Floor 1.25%), Current Coupon 6.00%, Secured Debt (Maturity - December 13, 2019)	3 month LIBOR	4,984	4,973	4,934
Logix Acquisition Company, LLC (8) (11)	Competitive Local Exchange Carrier	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity - June 24, 2021)	3 month LIBOR	8,750	8,598	8,598
MediMedia USA, Inc. (8)	Provider of Healthcare Media and Marketing	LIBOR Plus 6.75% (Floor 1.25%), Current Coupon 8.00%, Secured Debt (Maturity - November 20, 2018)	3 month LIBOR	13,779	13,693	13,779
Milk Specialties Company (8)	Processor of Nutrition Products	LIBOR Plus 7.00% (Floor 1.25%), Current Coupon 8.25%, Secured Debt (Maturity - November 9, 2018)	3 month LIBOR	4,283	4,251	4,283
Minute Key, Inc. (10) (13)	Operator of Automated Key Duplication Kiosk	10.00% Current / 2.00% PIK Secured Debt (Maturity Date - September 19, 2019) (14)	None	3,866	3,768	3,768
		Warrants (359,352 equivalent shares, Expiration - May 20, 2025)	—	—	70	70
					3,838	3,838
Mood Media Corporation (8) (9)	Provider of Electronic Equipment	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - May 1, 2019)	3 month LIBOR	14,899	14,883	13,725
New Media Holdings II LLC (8) (9)	Local Newspaper Operator	LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.25%, Secured Debt (Maturity - June 4, 2020)	3 month LIBOR	14,781	14,637	14,701
North American Lifting Holdings, Inc. (8)	Crane Service Provider	LIBOR Plus 4.50% (Floor 1.00%), Current Coupon 5.50%, Secured Debt (Maturity - November 27, 2020)	3 month LIBOR	1,088	826	841
North Atlantic Trading Company, Inc. (8)	Marketer/Distributor of Tobacco	LIBOR Plus 6.50% (Floor 1.25%), Current Coupon 7.75%, Secured Debt (Maturity -January 13, 2020)	1 month LIBOR	10,959	10,967	10,863
Novitex Acquisition, LLC (8)	Provider of Document Management Services	LIBOR Plus 6.25% (Floor 1.25%), Current Coupon 7.50%, Secured Debt (Maturity - July 7, 2020)	3 month LIBOR	11,484	11,262	10,909
Paris Presents, Inc. (8)	Branded Cosmetic and Bath Accessories	LIBOR Plus 8.25% (Floor 1.00%), Current Coupon 9.25%, Secured Debt (Maturity - December 31, 2021) (14)	1 month LIBOR	7,500	7,373	7,350
Parq Holdings, LP (8) (9)	Hotel and Casino Operator	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity - December 17, 2020)	1 month LIBOR	12,500	12,365	12,063
Permian Holdings, Inc. (18)	Storage Tank Manufacturer	10.50% Secured Bond (Maturity - January 15, 2018) (18)	None	6,885	5,917	1,997
Pernix Therapeutics Holdings, Inc. (11)	Pharmaceutical Royalty - Anti-Migraine	12.00% Secured Bond (Maturity - August 1, 2020)	None	3,104	3,074	2,912
Pike Corporation (8)	Construction and Maintenance Services for Electric Transmission and Distribution Infrastructure	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity - June 22, 2022) (14)	3 month LIBOR	13,334	13,053	13,434
Polyconcept Financial B.V. (8)	Promotional Products to Corporations and Consumers	LIBOR Plus 4.75% (Floor 1.25%), Current Coupon 6.00%, Secured Debt (Maturity - June 28, 2019)	1 month LIBOR	5,168	5,161	5,116
Premier Dental Services, Inc. (8)	Dental Care Services	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity - November 1, 2018)	3 month LIBOR	4,511	4,495	4,353
Prowler Acquisition Corporation (8)	Specialty Distributor to the Energy Sector	LIBOR Plus 4.50% (Floor 1.00%), Current Coupon 5.50%, Secured Debt (Maturity - January 28, 2020)	3 month LIBOR	9,383	8,224	6,802
Raley's, Inc. (8)	Family-Owned Supermarket Chain in California	LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.25%, Secured Debt (Maturity - May 18, 2022)	3 month LIBOR	4,963	4,875	4,945
Renaissance Learning, Inc. (8)	Technology-based K-12 Learning Solutions	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity - April 11, 2022) (14)	3 month LIBOR	12,950	12,520	12,000
RGL Reservoir Operations, Inc. (8) (9)	Oil & Gas Equipment & Services	LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity - August 13, 2021)	3 month LIBOR	3,930	3,838	1,474
RLJ Entertainment, Inc. (8) (11)	Movie and TV Programming Licensee and Distributor	LIBOR Plus 8.75% (Floor .25%), Current Coupon 9.4%, Secured Debt (Maturity - September 11, 2019)	3 month LIBOR	7,959	7,722	7,828
RM Bidder, LLC (11)	Full-scale Film and Television Production	Common Stock (1,854 shares)	—	—	31	29
		Series A Warrants (124,915 equivalent shares, Expiration - October 20, 2025)	—	—	284	200
		Series B Warrants (93,686 equivalent shares, Expiration - October 20, 2025)	—	—	—	—
					315	229
Sage Automotive Interiors, Inc (8)	Automotive Textiles Manufacturer	LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.00%, Secured Debt (Maturity - October 8, 2021) (14)	3 month LIBOR	7,927	7,871	7,847
Salient Partners, LP (8) (12)	Provider of Asset Management Services	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity - June 9, 2021)	3 month LIBOR	11,263	10,956	10,700
School Specialty, Inc. (8) (12)	Distributor of Education Supplies and Furniture	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity - June 11, 2019)	3 month LIBOR	5,000	4,917	4,888
Sorenson Communications, Inc.	Manufacturer of Communication Products for Hearing Impaired	9.00% Secured Bond (Maturity - October 31, 2020) (14)	None	11,710	11,266	10,422
		LIBOR Plus 5.75% (Floor 2.25%), Current Coupon 8.00%, Secured Debt (Maturity - April 30, 2020)	3 month LIBOR	2,992	2,970	2,959
					14,236	13,381
Sotera Defense Solutions, Inc. (8)	Defense Industry Intelligence Services	LIBOR Plus 7.50% (Floor 1.50%), Current Coupon 9.00%, Secured Debt (Maturity - April 21, 2017)	3 month LIBOR	3,220	3,153	2,978
Stardust Finance Holdings, Inc. (8) (12)	Manufacturer of Diversified Building Products	LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity - March 13, 2022)	3 month LIBOR	6,971	6,785	6,820
Synagro Infrastructure Company, Inc. (8)	Waste Management Services	LIBOR Plus 5.25% (Floor 1.00%), Current Coupon 6.25%, Secured Debt (Maturity - August 22, 2020)	3 month LIBOR	2,704	2,685	2,231
TaxAct, Inc. (8)	Provider of Tax Preparation Solutions	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - January 3, 2023)	1 month LIBOR	8,500	8,315	8,500
Teleguam Holdings, LLC (8) (12)	Cable and Telecom Services Provider	LIBOR Plus 7.50% (Floor 1.25%), Current Coupon 8.75%, Secured Debt (Maturity - June 10, 2019) (14)	1 month LIBOR	5,540	5,549	5,512
Templar Energy, LLC (8) (18)	Oil & Gas Exploration & Production	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity - November 25, 2020) (14) (18)	3 month LIBOR	3,000	2,983	840
Tervita Corporation (8) (9)	Oil and Gas Environmental Services	LIBOR Plus 5.00% (Floor 1.25%), Current Coupon 6.25%, Secured Debt (Maturity - May 15, 2018)	3 month LIBOR	821	826	798
The Topps Company, Inc. (8)	Trading Cards & Confectionary	LIBOR Plus 6.00% (Floor 1.25%), Current Coupon 7.25%, Secured Debt (Maturity - October 2, 2018)	3 month LIBOR	940	936	934
TOMS Shoes, LLC (8)	Global Designer, Distributor, and Retailer of Casual Footwear	LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity - October 30, 2020)	3 month LIBOR	4,938	4,559	3,234
Travel Leaders Group, LLC (8)	Travel Agency Network Provider	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - December 7, 2020)	3 month LIBOR	16,458	16,363	16,335
Unirush LLC (10) (13)	Provider of Prepaid Debit Card Solutions	12.00% Secured Debt (Maturity Date - February 1, 2019)	None	3,000	2,678	2,678
		Warrants (111,181 equivalent shares, Expiration - February 2, 2026)	—	—	313	313
					2,991	2,991
USJ-IMECO Holding Company, LLC (8)	Marine Interior Design and Installation	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - April 16, 2020)	3 month LIBOR	7,404	7,388	7,367
Valley Healthcare Group, LLC (8) (10) (13)	Provider of Durable Medical Equipment	LIBOR Plus 12.50% (Floor .50%), Current Coupon 13.00%, Secured Debt (Maturity - December 29, 2020)	1 month LIBOR	2,704	2,654	2,654
		Preferred Member Units (400 shares)	—	—	400	400
					3,054	3,054
VCVH Holding Corp. (8)	Healthcare Technology Services Focused on Revenue Maximization	LIBOR Plus 9.25% (Floor 1.00%), Current Coupon 10.25%, Secured Debt (Maturity - June 1, 2024) (14)	3 month LIBOR	3,500	3,413	3,448
Vivid Seats, LLC (8)	Provider of Online Secondary Ticket Marketplace	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - March 1, 2022)	1 month LIBOR	5,000	4,667	4,950
Volusion, LLC (10)	Provider of Online Software-as-a-Service eCommerce Solutions	10.50% Secured Debt (Maturity Date - January 24, 2020)	None	7,500	6,924	6,924
		Preferred Member Units (2,090,001 shares)	—	—	6,000	6,000
		Warrants (407,408 equivalent shares, Expiration - January 26, 2025)	—	—	600	600
					13,524	13,524
Wellnext, LLC (8) (11)	Manufacturer of Supplements and Vitamins	LIBOR Plus 9.00% (Floor .65%), Current Coupon 9.65%, Secured Debt (Maturity - May 23, 2021)	3 month LIBOR	10,250	10,149	10,149
Worley Claims Services, LLC (8) (11)	Insurance Adjustment Management and Services Provider	LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.00%, Secured Debt (Maturity - October 31, 2020)	1 month LIBOR	6,403	6,354	6,182
YP Holdings LLC (8)	Online and Offline Advertising Operator	LIBOR Plus 6.75% (Floor 1.25%), Current Coupon 8.00%, Secured Debt (Maturity - June 4, 2018)	1 month LIBOR	14,347	14,288	13,487

Subtotal Non-Control/Non-Affiliate Investments (5) (91% of total portfolio investments at fair value)					$909,911	$855,765

Total Portfolio Investments					$980,463	$930,355

Short Term Investments (20)
Fidelity Institutional Money Market Funds	—	Prime Money Market Portfolio, Class III Shares (21)	—	—	$4,848	$4,848
US Bank Money Market Account (21)	—	—	—	—	7,426	7,426
UMB Bank Money Market Account (21)	—	—	—	—	1,617	1,617

Total Short Term Investments					$13,891	$13,891
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
(3) See Note 3 - Fair Value Hierarchy for Investments for summary geographic location of portfolio companies.
(4) Affiliate investments are generally defined by the Investment Company Act of 1940, as amended (the “1940 Act”), as investments in which between 5% and 25% of the voting securities are owned, or an investment in an investment company’s investment adviser, and the investments are not classified as Control investments.
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
(9) The investment is not a qualifying asset in an eligible portfolio company under the 1940 Act. A business development company (“BDC”) may not acquire any asset other than qualifying assets in eligible portfolio companies unless, at the time the acquisition is made, qualifying assets represent at least 70% of the BDC's total assets. As of June 30, 2016, approximately 12.7% of the Company's investments were considered non-qualifying.
(10) Investment is classified as a Lower Middle Market investment.
(11) Investment is classified as a Private Loan portfolio investment.
(12) Investment or portion of investment is under contract to purchase and met trade date accounting criteria as of June 30, 2016. Settlement occurred or is scheduled to occur after June 30, 2016.
(13) Investment serviced by Main Street Capital Corporation pursuant to servicing arrangements with the Company.
(14) Second lien secured debt investment.
(15) Investment is classified as an Other Portfolio investment.
(16) Income producing through dividends or distributions.
(17) Unsecured debt investment.
(18) Investment is on non-accrual status as of June 30, 2016.
(19) Maturity date is under on-going negotiations with the portfolio company and other lenders, if applicable.
(20) Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less.
(21) Effective yield as of June 30, 2016 was approximately 0.01%.
(22) The 1, 2, 3, and 6-month London Interbank Offered Rate ("LIBOR") rates were 0.47%, 0.55%, 0.65% and 0.92%, respectively, as of June 30, 2016. The actual LIBOR rate for each loan listed may not be the applicable LIBOR rate as of June 30, 2016, as the loan may have been priced or repriced based on a LIBOR rate prior to or subsequent to June 30, 2016. The prime rate was 3.50% as of June 30, 2016.

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

HMS Income Fund, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 1 – Principal Business and Organization

HMS Income Fund, Inc. (together with its consolidated subsidiaries, the “Company”) was formed as a Maryland corporation on November 28, 2011 under the General Corporation Law of the State of Maryland. The Company is an externally managed, non-diversified closed-end investment company that has elected to be treated as a BDC under the 1940 Act. The Company has elected to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

The Company’s primary investment objective is to generate current income through debt and equity investments. A secondary objective of the Company is to generate long-term capital appreciation through such equity and equity related investments including warrants, convertible securities and other rights to acquire equity securities. The Company’s portfolio strategy is to invest primarily in illiquid debt and equity securities issued by lower middle market ("LMM") companies, which generally have annual revenues between $10 million and $150 million, and middle market ("Middle Market") companies that are generally larger in size than the LMM companies, with annual revenues typically between $10 million and $3 billion. Our LMM and Middle Market portfolio investments generally range in size from $1 million to $15 million. The Company categorizes some of its investments in LMM companies and Middle Market companies as private loan ("Private Loan") portfolio investments. Private Loan investments, often referred to in the debt markets as “club deals,” are investments, generally in debt instruments, that the Company originates on a collaborative basis with other investment funds. Private Loan investments are typically similar in size, structure, terms and conditions to investments the Company holds in its LMM portfolio and Middle Market portfolio. The Company’s portfolio also includes other portfolio ("Other Portfolio") investments which primarily consist of investments that are not consistent with the typical profiles for its LMM portfolio investments, Middle Market portfolio investments or Private Loan portfolio investments, including investments which may be managed by third parties.

The Company previously registered for sale up to 150,000,000 shares of common stock pursuant to a registration statement on Form N-2 (File No. 333-178548) which was initially declared effective by the Securities and Exchange Commission (the “SEC”) on June 4, 2012 (the “Initial Offering”). The Initial Offering terminated on December 1, 2015. The Company raised approximately $601.2 million under the Initial Offering, including proceeds from the dividend reinvestment plan of approximately $22.0 million. On January 5, 2016, the SEC declared a new registration statement on Form N-2 (File No. 333-204659), as amended, effective under which the Company registered for sale up to $1,500,000,000 worth of shares of common stock (the “Offering”). As of June 30, 2016, the Company had raised approximately $54.8 million in the Offering, including proceeds from the distribution reinvestment plan of approximately $11.9 million.

The Company's wholly owned subsidiaries, HMS Funding I LLC (“HMS Funding”) and HMS Equity Holding, LLC (“HMS Equity Holding”), were both organized as Delaware limited liability companies in 2014. HMS Funding was created pursuant to the Capital One Credit Facility (as defined below in Note 4 - Borrowings) in order to function as a "Structured Subsidiary," which is permitted to incur debt outside of the Capital One Credit Facility since it is not a guarantor under the Capital One Credit Facility. HMS Equity Holding, which has elected to be a taxable entity, primarily holds equity investments in portfolio companies which are “pass through” entities for tax purposes.

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

Reclassifications

Certain amounts in the Condensed Consolidated Statements of Changes in Net Assets related to selling commissions, dealer manager fees and issuances under our dividend reinvestment plan have been disaggregated as of June 30, 2016. The prior period has been reclassified to conform to this presentation as of June 30, 2016.

Interest, Fee and Dividend Income

Interest and dividend income is recorded on the accrual basis to the extent amounts are expected to be collected. Prepayment penalties received by the Company are recorded as income upon receipt. Dividend income is recorded when dividends are declared by the portfolio company or at the point an obligation exists for the portfolio company to make a distribution. Accrued interest and dividend income are evaluated quarterly for collectability. When a debt security becomes 90 days or more past due and the Company does not expect the debtor to be able to service all of its debt or other obligations, the debt security will generally be placed on non-accrual status and the Company will cease recognizing interest income on that debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. If there is reasonable doubt that the Company will receive any previously accrued interest, then the interest income will be written off. Additionally, if a debt security has deferred interest payment terms and the Company becomes aware of a deterioration in credit quality, the Company will evaluate the collectability of the deferred interest payment. If it is determined that the deferred interest is unlikely to be collected, the Company will place the security on non-accrual status and cease recognizing interest income on that debt security until the borrower has demonstrated the ability and intent to pay the contractual amounts due. Payments received on non-accrual investments may be recognized as income or applied to principal depending upon the collectability of the remaining principal and interest. If a debt security’s status significantly improves with respect to the debtor’s ability to service the debt or other obligations, or if a debt security is fully impaired, sold or written off, it will be removed from non-accrual status.

As of June 30, 2016, the Company had two debt investments in one portfolio company that were more than 90 days past due and had six debt investments in five portfolio companies (four of which were in the oil & gas industry) that were on non-accrual status as of June 30, 2016. These portfolio companies experienced a significant decline in credit quality raising doubt regarding the Company's ability to collect the principal and interest contractually due. Given the credit deterioration of these portfolio companies, the Company ceased accruing interest income on the non-accrual debt investments and wrote off any previously accrued interest deemed uncollectable. Aside from these six investments on non-accrual status as of June 30, 2016, the Company is not aware of any material changes to the creditworthiness of the borrowers underlying its debt investments.

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

As of June 30, 2016 and December 31, 2015, the Company held 15 and seven investments, respectively, which contained a PIK provision. As of June 30, 2016, two of the 15 investments with PIK provisions were on non-accrual status. No PIK interest was recorded on these two non-accrual investments during the three months ended June 30, 2016. As of December 31, 2015, two of the seven investments with PIK provisions were on non-accrual status. No PIK interest was recorded on these two non-accrual investments during the year ended December 31, 2015. For the three months ended June 30, 2016 and June 30, 2015, the Company capitalized $116,000 and $555,000, respectively, of PIK interest income. For the six months ended June 30, 2016 and June 30, 2015, the Company capitalized $124,000 and $748,000, respectively, of PIK interest income.

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

A presentation of the investment income the Company received from its Investment Portfolio in each of the periods presented (dollars in thousands) is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(Unaudited)
Interest, Fee and Dividend Income
Interest Income	$20,355	$14,770	$41,060	$26,373
Fee Income	405	578	680	629
Dividend Income	441	33	720	172
Total Interest, Fee and Dividend Income	$21,201	$15,381	$42,460	$27,174

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 supersedes the revenue recognition requirements under the Accounting Standards Codification ("ASC") Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the ASC. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Under the new guidance, an entity is required to perform the following five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The new guidance will significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. Additionally, the guidance requires improved disclosures as to the nature, amount, timing and uncertainty of revenue that is recognized. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date which defers the effective date of ASU 2014-09 by one year for all entities under GAAP. The new guidance will be effective for the annual reporting period beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted for annual reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact the adoption of this new accounting standard will have on the Company's consolidated financial statements and disclosures.

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

As of June 30, 2016 and December 31, 2015, the Company’s investment portfolio was comprised of debt securities, equity investments, and Other Portfolio investments. The fair value determination for these investments primarily consisted of unobservable (Level 3) inputs.

As of June 30, 2016 and December 31, 2015, all of the Company’s LMM portfolio investments consisted of illiquid securities issued by private companies. The fair value determination for the LMM portfolio investments primarily consisted of unobservable inputs. As a result, all of the Company’s LMM portfolio investments were categorized as Level 3 as of June 30, 2016 and December 31, 2015.

As of June 30, 2016 and December 31, 2015, the Company's Middle Market portfolio investments consisted primarily of investments in secured and unsecured debt investments and independently rated debt investments. The fair value determination for these investments consisted of a combination of (1) observable inputs in non-active markets for which sufficient observable inputs were available to determine the fair value of these investments, (2) observable inputs in the non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and (3) unobservable inputs. As a result, all of the Company's Middle Market portfolio investments were categorized as Level 3 as of June 30, 2016 and December 31, 2015.

As of June 30, 2016 and December 31, 2015, the Company’s Private Loan portfolio investments consisted primarily of debt investments. The fair value determination for Private Loan investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of the Company’s Private Loan portfolio investments were categorized as Level 3 as of June 30, 2016 and December 31, 2015.

As of June 30, 2016 and December 31, 2015, the Company’s Other Portfolio investments consisted of illiquid securities issued by private companies. The Company relies primarily on information provided by managers of private investment funds in valuing these investments and considers whether it is appropriate, in light of all relevant circumstances, to value the Other Portfolio investments at the net asset value reported by the private investment fund at the time of valuation or to adjust the value to reflect a premium or discount. The fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of the Company’s Other Portfolio equity investments were categorized as Level 3 as of June 30, 2016 and December 31, 2015.

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

The following table presents fair value measurements of the Company’s investments, by major class, as of June 30, 2016 according to the fair value hierarchy (dollars in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First lien secured debt investments	$—	$—	$725,130	$725,130
Second lien secured debt investments	—	—	141,438	141,438
Unsecured debt investments	—	—	10,292	10,292
Equity investments	—	—	53,495	53,495
Total	$—	$—	$930,355	$930,355

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

The following table presents fair value measurements of the Company’s investments, by investment classification, segregated by the level within the fair value hierarchy as of June 30, 2016 (dollars in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
LMM portfolio investments	$—	$—	$105,222	$105,222
Private Loan investments	—	—	159,013	159,013
Middle Market investments	—	—	649,094	649,094
Other Portfolio investments	—	—	17,026	17,026
Total	$—	$—	$930,355	$930,355

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

The significant unobservable inputs used in the fair value measurement of the Company’s LMM equity securities and Private Loan equity securities, which are generally valued through an average of the discounted cash flow technique and the market comparable/enterprise value technique (unless one of these approaches is not applicable), are (i) EBITDA multiples and (ii) the weighted average cost of capital (“WACC”). Significant increases (decreases) in EBITDA multiple inputs in isolation would result in a significantly higher (lower) fair value measurement. Conversely, significant increases (decreases) in WACC inputs in isolation would result in a significantly lower (higher) fair value measurement. The significant unobservable inputs used in the fair value measurement of the Company’s LMM, Middle Market and Private Loan debt investments are (i) risk adjusted discount rates used in the yield-to-maturity valuation technique (described in Note 2 - Basis of Presentation and Summary of Significant Accounting Policies-Valuation of Portfolio Investments in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the SEC on March 11, 2016) and (ii) the percentage of expected principal recovery. Significant increases (decreases) in any of these discount rates in isolation would result in a significantly lower (higher) fair value measurement. Significant increases (decreases) in any of these expected principal recovery percentages in isolation would result in a significantly higher (lower) fair value measurement. However, due to the nature of certain investments, fair value measurements may be based on other criteria, such as third-party appraisals of collateral and fair values as determined by independent third parties, which are not presented in the table below.

The following table, which is not intended to be all inclusive, presents the significant unobservable inputs of the Company’s Level 3 investments as of June 30, 2016 (dollars in thousands):

	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range	Weighted Average (2)
LMM equity investments	$32,055	Discounted Cash Flows	WACC	10.3% - 16.3%	13.2%
		Market Approach/Enterprise Value	EBITDA Multiples (1)	5.0x - 18.8x	9.5x
			NAV Multiple (1)	2.0x	2.0x
LMM debt investments	73,167	Discounted Cash Flows	Expected Principal Recovery	100.0%	100.0%
			Risk Adjusted Discount Factor	8.5% - 17.0%	10.3%
Private Loan debt investments	37,759	Market Approach	Third Party Quotes	93.8% - 99.5%	97.6%
	118,171	Discounted Cash Flows	Expected Principal Recovery	5.3% - 100.0%	99.8%
			Risk Adjusted Discount Factor	6.1% - 15.4%	8.3%
Private Loan equity investments	3,083	Market Approach/Enterprise Value	EBITDA Multiples (1)	4.5x - 11.0x	7.6x
			Revenue Multiples (1)	3.0x	3.0x
		Discounted Cash Flow	WACC	12.6% - 12.9%	12.7%
Middle Market investments	649,094	Market Approach	Third Party Quotes	23.0% - 101.0%	93.3%
Other Portfolio investments	17,026	Market Approach	NAV	94.2% - 101.3%	99.6%
	$930,355
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

The following table, which is not intended to be all inclusive, presents the significant unobservable inputs of the Company’s Level 3 investments as of December 31, 2015 (dollars in thousands):

	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range	Weighted Average (2)
LMM equity investments	$24,165	Discounted Cash Flows	WACC	11.9% - 16.3%	13.9%
		Market Approach/Enterprise Value	EBITDA Multiples (1)	5.0x - 18.8x	10.8x
			NAV Multiple	2.0x	2.0x
LMM debt investments	61,295	Discounted Cash Flows	Expected Principal Recovery	100.0%	100.0%
			Risk Adjusted Discount Factor	10.3% - 14.5%	12.7%
Private Loan debt investments	60,173	Market Approach	Third Party Quotes	96.5% - 99.0%	97.7%
	50,385	Discounted Cash Flows	Expected Principal Recovery	16.6% - 100.0%	98.1%
			Risk Adjusted Discount Factor	9.1% - 15.4%	10.5%
Private Loan equity investments	530	Market Approach/Enterprise Value	EBITDA Multiples (1)	4.5x - 10.8x	9.1x
			Revenue Multiples (1)	3.1x	3.1x
			WACC	12.5%	12.5%
Middle Market debt investments	645,913	Market Approach	Third Party Quotes	12.1% - 100.1%	91.5%
Other Portfolio investments	10,527	Market Approach	NAV	98.9%	98.9%
	$852,988
(1) EBITDA may include pro forma adjustments and/or other add-backs based on specific circumstances related to each investment.
(2) Weighted average excludes investments for which the significant unobservable input was not utilized in the fair value determination.

The following table provides a summary of changes in fair value of the Company’s Level 3 portfolio investments for the six months ended June 30, 2016 (dollars in thousands):

Type of Investment	January 1, 2016 Fair Value	Transfers Into Level 3 Hierarchy	PIK Interest Accrual	New Investments(1)	Sales/ Repayments	Net Unrealized Appreciation (Depreciation)(2)	Net Realized Gain (Loss)	June 30, 2016 Fair Value
LMM Equity	$24,165	$—	$(72)	$5,457	$—	$2,505	$—	$32,055
LMM Debt	61,295	—	68	14,776	(3,328)	356	—	73,167
Private Loan Equity	530	—	—	2,602	—	(49)	—	3,083
Private Loan Debt	110,558	—	112	54,735	(9,327)	12	(160)	155,930
Middle Market Debt	645,913	—	16	118,235	(105,354)	(1,192)	(9,855)	647,763
Middle Market Equity	—	—	—	1,331	—	—	—	1,331
Other Portfolio	10,527	—	—	6,537	—	(38)	—	17,026
Total	$852,988	$—	$124	$203,673	$(118,009)	$1,594	$(10,015)	$930,355
(1) Column includes changes to investments due to the net accretion of discounts/premiums and amortization of fees.
(2) Column does not include unrealized appreciation (depreciation) on unfunded commitments.

The following table provides a summary of changes in fair value of the Company’s Level 3 portfolio investments for the six months ended June 30, 2015 (dollars in thousands):

Type of Investment	January 1, 2015 Fair Value	Transfers Into Level 3 Hierarchy	PIK Interest Accrual	New Investments(1)	Sales/ Repayments	Net Unrealized Appreciation (Depreciation)	Net Realized Gain (Loss)	June 30, 2015 Fair Value
LMM Equity	$9,808	$—	$—	$9,216	$(15)	$961	$—	$19,970
LMM Debt	23,808	—	11	25,423	(1,315)	(7)	(30)	47,890
Private Loan Equity	—	—	—	100	—	—	—	100
Private Loan Debt	47,655	—	737	34,135	(6,957)	477	—	76,047
Middle Market Debt	391,016	—	—	281,597	(71,843)	6,376	177	607,323
Other Portfolio	1,575	—	—	1,250	—	—	—	2,825
Total	$473,862	$—	$748	$351,721	$(80,130)	$7,807	$147	$754,155
(1) Column includes changes to investments due to the net accretion of discounts/premiums and amortization of fees.

For the six months ended June 30, 2016 and 2015, there were no transfers between Level 2 and Level 3 portfolio investments.

Portfolio Investment Composition

The composition of the Company’s investments as of June 30, 2016, at cost and fair value, was as follows (dollars in thousands):

	Investments at Cost	Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First lien secured debt investments	$770,875	78.6%	$725,130	77.9%
Second lien secured debt investments	150,227	15.3	141,438	15.2
Unsecured debt investments	10,292	1.1	10,292	1.1
Equity investments	46,897	4.8	51,408	5.5
Equity warrants	2,172	0.2	2,087	0.3
Total	$980,463	100.0%	$930,355	100.0%

The composition of the Company’s investments as of December 31, 2015, at cost and fair value, was as follows (dollars in thousands):

	Investments at Cost	Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First lien secured debt investments	$719,941	79.6%	$676,437	79.3%
Second lien secured debt investments	148,906	16.5	140,459	16.5
Unsecured debt investments	2,630	0.3	870	0.1
Equity investments	32,025	3.5	34,020	4.0
Equity warrants	1,187	0.1	1,202	0.1
Total	$904,689	100.0%	$852,988	100.0%

The composition of the Company’s investments by geographic region as of June 30, 2016, at cost and fair value, was as follows (dollars in thousands) (since the Other Portfolio investments do not represent a single geographic region, this information excludes Other Portfolio investments):

	Investments at Cost	Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Northeast	$169,550	17.6%	$162,646	17.8%
Southeast	203,967	21.2	206,906	22.7
West	145,638	15.1	128,878	14.1
Southwest	182,401	18.9	158,619	17.4
Midwest	200,208	20.8	197,109	21.6
Non-United States	61,505	6.4	59,171	6.4
Total	$963,269	100.0%	$913,329	100.0%

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

The composition of the Company’s total investments by industry as of June 30, 2016 and December 31, 2015, at cost and fair value was as follows (since the Other Portfolio investments do not represent a single industry, this information excludes Other Portfolio investments):

	Cost		Fair Value
	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Hotels, Restaurants, and Leisure	9.6%	10.7%	10.1%	11.2%
Media	7.7	7.8	7.8	7.9
Commercial Services and Supplies	6.7	5.4	6.9	5.5
Internet Software and Services	5.1	4.2	5.4	4.4
IT Services	4.6	5.4	4.7	5.5
Auto Components	4.0	3.9	4.2	3.9
Construction and Engineering	4.0	3.0	3.1	3.1
Software	3.8	2.4	2.6	2.6
Food Products	3.7	3.1	3.9	3.2
Diversified Telecommunication Services	3.4	3.1	3.5	3.3
Specialty Retail	3.3	4.1	2.3	3.7
Health Care Equipment and Supplies	3.2	2.1	3.3	2.2
Communications Equipment	3.2	0.6	3.3	0.6
Electronic Equipment, Instruments & Components	2.9	2.8	2.4	2.8
Leisure Equipment and Products	2.8	2.1	3.1	2.2
Oil, Gas, and Consumable Fuels	2.6	4.9	2.7	3.1
Diversified Consumer Services	2.5	4.7	2.6	4.5
Health Care Providers and Services	2.4	4.7	2.5	4.7
Energy Equipment and Services	2.3	3.4	2.3	2.8
Pharmaceuticals	2.0	2.1	2.1	2.3
Diversified Financial Services	1.8	1.7	1.8	1.7
Machinery	1.8	1.6	1.7	1.8
Aerospace and Defense	1.6	1.5	1.7	1.6
Distributors	1.6	1.2	1.7	1.3
Internet and Catalog Retail	1.4	1.6	1.8	1.6
Food & Staples Retailing	1.4	0.6	1.4	0.6
Tobacco	1.1	1.3	1.2	1.3
Capital Markets	1.1	0.8	1.2	0.9
Professional Services	1.0	1.0	0.9	1.0
Textiles, Apparel & Luxury Goods	0.9	1.1	0.9	1.0
Computers and Peripherals	0.8	—	0.8	—
Marine	0.8	0.9	0.8	0.9
Personal Products	0.8	0.8	0.8	0.9
Building Products	0.7	0.8	0.8	0.9
Consumer Finance	0.7	0.4	0.7	0.4
Insurance	0.7	0.7	0.7	0.7
Automobiles	0.4	0.6	0.5	0.6
Air Freight & Logistics	0.4	0.3	0.4	0.5
Healthcare Technology	0.3	—	0.4	—
Publishing	0.3	—	0.4	—
Chemicals	0.2	0.3	0.2	0.3
Containers and Packaging	0.2	0.2	0.2	0.2
Airlines	0.2	0.2	0.2	0.2
Metals and Mining	—	0.8	—	0.9
Utilities	—	1.1	—	1.2
Total	100.0%	100.0%	100.0%	100.0%

Note 4 — Borrowings

On March 11, 2014, the Company entered into a senior secured revolving credit agreement (the "Capital One Credit Facility") with Capital One, National Association (“Capital One”), as administrative agent, and with Capital One and other financial institutions as lenders. The Capital One Credit Facility, as amended, provides a borrowing capacity of $125.0 million, with an accordion provision allowing borrowing capacity to increase to $150 million. As of June 30, 2016, the Company had borrowings of $105.0 million outstanding and $20.0 million available on the Capital One Credit Facility. The Company estimated that the outstanding borrowings approximated fair value. As of June 30, 2016, the Company was not aware of any instances of noncompliance with covenants related to the Capital One Credit Facility.

On May 18, 2015, HMS Funding entered into an amended and restated credit agreement (the “Deutsche Bank Credit Facility”) among HMS Funding, the Company, as equityholder and servicer, Deutsche Bank AG, New York Branch (“Deutsche Bank”), as administrative agent, the financial institutions party thereto as lenders, and U.S. Bank National Association, as collateral agent and collateral custodian. The Deutsche Bank Credit Facility, as amended, provides a borrowing capacity of $385.0 million. As of June 30, 2016, the Company had borrowings of $302.0 million outstanding and $83.0 million available on the Deutsche Bank Credit Facility. The Company estimated that the outstanding borrowings approximated fair value. As of June 30, 2016, the Company was not aware of any instances of noncompliance with covenants related to the Deutsche Bank Credit Facility.

Note 5 – Financial Highlights

The following is a schedule of financial highlights of the Company for the six months ended June 30, 2016 and June 30, 2015.

Per Share Data:	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
NAV at beginning of period	$7.88	$8.40
Results from Operations
Net investment income (1) (2)	0.37	0.37
Net realized appreciation (depreciation) (1) (2)	(0.15)	—
Net unrealized appreciation (depreciation) (1) (2)	0.02	0.19
Net increase (decrease) in net assets resulting from operations	0.24	0.56
Stockholder distributions (1) (3)
Distributions from net investment income (1) (2)	(0.35)	(0.35)
Distributions from realized appreciation (1) (2)	—	—
Net decrease in net assets resulting from stockholder distributions	(0.35)	(0.35)
Capital share transactions
Issuance of common stock above (below) NAV (4), net of offering costs (1)	—	0.08
Net increase (decrease) in net assets resulting from capital share transactions	—	0.08
Other (5)	—	—
NAV at end of the period	$7.77	$8.69

Shares outstanding at end of period	68,040,541	49,366,137
Weighted average shares outstanding	64,982,508	41,072,192

(1)	Based on weighted average number of shares of common stock outstanding for the period.

(2)	Changes in net investment income and realized and unrealized appreciation (depreciation) from investments can change significantly from period to period.

(3)	The stockholder distributions represent the stockholder distributions declared for the period.

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

(5)
Includes the impact of the different share amounts as a result of calculating certain per share data based on the weighted average shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
	(dollars in thousands)
NAV at end of period	$528,743	$428,889
Average net assets	$505,356	$347,144
Average Credit Facilities borrowings	$394,000	$249,955

Ratios to average net assets:
Ratio of total expenses to average net assets (1)	3.60%	3.47%
Ratio of total expenses, excluding interest expense, to average net assets (1)	2.15%	2.18%
Ratio of net investment income to average net assets	4.81%	4.35%

Portfolio turnover ratio	13.40%	12.73%

Total return (2)	3.03%	7.50%

(1)
For the six months ended June 30, 2016 and 2015, the Advisers waived base management fees of $0 and $0, respectively, subordinated incentive fees of approximately $493,000 and $1.3 million, respectively, and administrative services expenses of approximately $1.1 million and $917,000, respectively. The ratio is calculated by reducing the expenses to reflect the waiver of expenses and reimbursement of administrative services in both periods presented. See Note 9-Related Party Transactions and Arrangements for further discussion of fee waivers provided by the Advisers.

(2)	Total return is calculated on the change in NAV per share and stockholder distributions declared per share over the reporting period.

Note 6 – Stockholder Distributions

The following table reflects the cash distributions per share that the Company declared on its common stock during the six months ended June 30, 2016 and 2015 (dollars in thousands except per share amounts).

	Distributions
	Per Share	Amount
2016
Three months ended June 30, 2016	$0.18	$11,650
Three months ended March 31, 2016	$0.17	$11,037
2015
Three months ended June 30, 2015	$0.18	$7,998
Three months ended March 31, 2015	$0.17	$6,260

On June 23, 2016, with the authorization of the Company’s board of directors, the Company declared distributions to its stockholders for the period of July 2016 through September 2016. These distributions have been, or will be, calculated based on stockholders of record each day from July 1, 2016 through September 30, 2016 in an amount equal to $0.00191781 per share, per day. Distributions are paid on the first business day following the completion of each month to which they relate.

The Company has adopted an “opt in” distribution reinvestment plan for its stockholders. As a result, if the Company makes a distribution, its stockholders will receive distributions in cash unless they specifically “opt in” to the distribution reinvestment plan so as to have their cash distributions reinvested in additional shares of the Company’s common stock.

The following table reflects the sources of the cash distributions that the Company declared and, in some instances, paid on its common stock during the six months ended June 30, 2016 and 2015.

	Six Months Ended June 30, 2016		Six Months Ended June 30, 2015
	(dollars in thousands)
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Net realized income from operations (before waiver of incentive fees)	$13,780	61%	$13,977	98%
Waiver of incentive fees	493	2	281	2
Distributions in excess of net investment income (1)	8,414	37	—	—
Total	$22,687	100%	$14,258	100%

(1)	Includes adjustments made to GAAP basis net investment income to arrive at taxable income available for distributions. See Note 7 for the sources of the Company's cash distributions on a tax basis.

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

Note 7 – Taxable Income

The Company has elected to be treated for U.S. federal income tax purposes as a RIC. As a RIC, the Company generally will not be subject to corporate-level U.S. federal income taxes on net investment income or capital gains that the Company timely distributes to its stockholders each taxable year from taxable earnings and profits. To qualify as a RIC in any taxable year, the Company must, among other things, satisfy certain source-of-income and asset diversification requirements. In addition, the Company must distribute an amount in each taxable year generally at least equal to 90% of its investment company taxable income, determined without regard to any deduction for dividends paid, in order to maintain its ability to be subject to taxation as a RIC (the "Annual Distribution Requirement"). As a part of maintaining its RIC status, undistributed taxable income (subject to a 4% excise tax) pertaining to a given taxable year may be distributed up to 12 months subsequent to the end of that taxable year, provided such distributions are declared prior to the earlier of (1) eight-and-one-half months after the close of that taxable year or (2) the filing of the federal income tax return for such prior taxable year. In order to avoid the 4% excise tax, the Company needs to distribute, in respect of each calendar year an amount at least equal to the sum of (1) 98.0% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of its capital gain in excess of capital loss, or capital gain net income, (adjusted for certain ordinary losses) for the one-year period ending October 31 in that calendar year (or, if the Company so elects for that calendar year) and (3) any net ordinary income and capital gain net income for preceding years that was not distributed with respect to such years and on which the Company paid no U.S. federal income tax (the "Excise Tax Avoidance Requirement"). For the taxable year ended December 31, 2014, approximately $59,000, or $0.0019 per share of the Company's taxable income was distributed in 2015, prior to the filing of its federal income tax return for the 2014 taxable year, and no portion of this amount was subject to the 4% nondeductible excise tax. For the taxable year ended December 31, 2015, the Company estimated approximately $3.8 million, or $0.0615 per share, of its taxable income will be distributed in 2016, prior to the filing of its federal income tax return for the 2015 taxable year. As a result, the Company anticipates that it will be subject to a $108,000 nondeductible excise tax for the 2015 taxable year.

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes, which provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits, if any, in income tax expense. There were no material uncertain income tax positions through June 30, 2016. The 2012 through 2015 tax years remain subject to examination by U.S. federal and most state tax authorities.

Listed below is a reconciliation of "Net increase (decrease) in net assets resulting from operations" to taxable income and to total distributions declared to common stockholders for the six months ended June 30, 2016 and 2015 (dollars in thousands).

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015

Net increase (decrease) in net assets resulting from operations	$15,426	$23,072
Net change in unrealized (appreciation) depreciation	(1,153)	(7,807)
Income tax (benefit) provision	48	(89)
Pre-tax book (income) loss not consolidated for tax purposes	9,025	(60)
Book income and tax income differences, including debt origination, structuring fees, dividends, realized gains and changes in estimates	135	(11)
Estimated taxable income (1)	23,481	15,105

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015

Taxable income earned in prior year and carried forward for distribution in current year	$3,839	$59

Taxable income earned prior to period end and carried forward for distribution next period	(8,547)	(3,692)
Dividend accrued as of period end and paid-in the following period	3,914	2,786
Taxable income earned to be carried forward	(4,633)	(906)

Total distributions accrued or paid to common stockholders	$22,687	$14,258

(1)
The Company's taxable income for each period is an estimate and will not be finally determined until the Company files its tax return for each year. Therefore, the final taxable income, and the taxable income earned in each period and carried forward for distribution in the following period, may be different than this estimate.

The income tax expense, or benefit, and the related tax assets and liabilities generated by HMS Equity Holding, if any, are reflected in the Company’s Condensed Consolidated Statement of Operations. For the six months ended June 30, 2016 and 2015, the Company recognized a net income tax (benefit) provision of $48,000 and $(89,000), respectively, related to deferred taxes of $5.0 million and $(101,000) respectively, and other taxes of $48,000 and $12,000, respectively, offset by a valuation allowance of $(5.0) million and $0, respectively. For the six months ended June 30, 2016 and 2015, the other taxes included $48,000 and $12,000, respectively, related to accruals for state and other taxes.

The net deferred tax asset at both June 30, 2016 and December 31, 2015 was $0, of which $2.7 million and $4.8 million, respectively, related to current year net loss on portfolio investments and unrealized appreciation/depreciation of portfolio investments held by HMS Equity Holding and $3.0 million and $187,000, respectively, related to net loss carryforwards from historical realized losses on portfolio investments held by HMS Equity Holding offset by $657,000 and $599,000, respectively, related to basis differences of portfolio investments held by HMS Equity Holding which are “pass through” entities for tax purposes and $5.0 million and $4.4 million, respectively, related to a valuation allowance. Based on HMS Equity Holding's short operating history, management believes it is more likely than not that there will be inadequate profits in HMS Equity Holding against which the deferred tax assets can be offset. Accordingly, the Company recorded a full Valuation Allowance against such deferred tax asset.

The following table sets forth the significant components of net deferred tax assets and liabilities as of June 30, 2016 and December 31, 2015 (amounts in thousands):

	June 30, 2016	December 31, 2015
Deferred tax assets:
Net operating loss carryforwards	$6,145	$2,869
Net basis differences in portfolio investments	—	—
Net unrealized depreciation of portfolio investments	—	2,143
Total deferred tax assets	6,145	5,012
Deferred tax liabilities:
Net basis differences in portfolio investments	(657)	(599)
Net unrealized appreciation of portfolio investments	(479)	—
Other	—	—
Total deferred tax liabilities	(1,136)	(599)
Valuation allowance	(5,009)	(4,413)
Total net deferred tax assets (liabilities)	$—	$—

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

Note 8 – Supplemental Cash Flow Disclosures

Listed below are the supplemental cash flow disclosures for the six months ended June 30, 2016 and June 30, 2015 (dollars in thousands):

Supplemental Disclosure of Cash Flow Information	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Cash paid for interest	$6,623	$3,947
Cash paid for income taxes	$229	$47

Supplemental Disclosure of Non-Cash Flow Information
Stockholder distributions declared and unpaid	$3,914	$2,786
Stockholder distributions reinvested	$11,867	$6,848
Change in unpaid deferred offering costs	$1,108	$864
Unpaid deferred financing costs	$3	$184
Unpaid sales commissions and dealer manager fee	$90	$—

Note 9 — Related Party Transactions and Arrangements

Advisory Agreements and Conditional Fee Waiver

The Company and the Adviser have entered into two expense support and conditional reimbursement agreements (as amended from time to time, the “2013 and 2014 Expense Reimbursement Agreements”), pursuant to which the Adviser could pay the Company up to 100% of its operating expenses through December 31, 2014 (the “Expense Support Payment”) in order to achieve a reasonable level of expenses relative to its investment income (the “Operating Expense Objective”). The Company's board of directors, in its sole discretion, may approve the repayment of unreimbursed Expense Support Payments (a “Reimbursement Payment”) upon a determination by the board of directors that the Company has achieved the Operating Expense Objective in any quarter following receipt by the Company of an Expense Support Payment. The Company may reimburse any unreimbursed Expense Support Payments within three years from the date each respective Expense Support Payment was determined. Any Expense Support Payments that remain unreimbursed three years after such payment will be permanently waived.

The Company and the Advisers entered into a conditional fee waiver agreement (as amended from time to time, the “Conditional Fee Waiver Agreement”), pursuant to which the Advisers could waive certain fees through December 31, 2015 upon the occurrence of any event that, in the Advisers’ sole discretion, causes such waivers to be deemed necessary. The previously waived fees are potentially subject to repayment by the Company, if at all, within a period not to exceed three years from the date of each respective fee waiver.

The Company and the Advisers entered into a conditional income incentive fee waiver agreement (the “2016 Conditional Income Incentive Fee Waiver Agreement”), pursuant to which, for a period from January 1, 2016 through June 30, 2016, the Advisers could waive the “subordinated incentive fee on income,” as such term is defined in the Investment Advisory Agreement, upon the occurrence of any event that, in the Advisers’ sole discretion, causes such waiver to be deemed necessary. The 2016 Conditional Income Incentive Fee Waiver Agreement may require the Company to repay the Advisers for previously waived reimbursement of Expense Support Payments or waived base management fees or incentive fees under certain circumstances. The previously waived fees are potentially subject to repayment by the Company, if at all, within a period not to exceed three years from the date of each respective fee waiver. Thus, in any quarter where a surplus exists, that surplus will be available, subject to approval of the board of directors, to reimburse waived fees and Expense Support Payments as follows:

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

For the three months ended June 30, 2016 and 2015, the Company incurred base management fees of approximately $4.7 million and $3.7 million, respectively, and the Advisers waived base management fees of $0 and $0, respectively. Accordingly, net of waivers, the Company paid base management fees of approximately $4.7 million and $3.7 million for the three months ended June 30, 2016 and 2015, respectively. For the three months ended June 30, 2016 and 2015, the Company incurred capital gains incentive fees of $0 and $0, respectively, and subordinated incentive fees on income of approximately $0 and $930,000, respectively. For the three months ended June 30, 2016 and 2015, the Advisers waived capital gains incentive fees of $0 and $0, respectively, and subordinated incentive fees on income of approximately $0 and $930,000, respectively.

For the six months ended June 30, 2016 and 2015, the Company incurred base management fees of approximately $9.2 million and $6.7 million, respectively, and the Advisers waived base management fees of $0 and $0, respectively. Accordingly, net of waivers, the Company paid base management fees of approximately $9.2 million and $6.7 million for the six months ended June 30, 2016 and 2015, respectively. For the six months ended June 30, 2016 and 2015, the Company incurred capital gains incentive fees of $0 and $0, respectively, and subordinated incentive fees on income of approximately $493,000 and $1.3 million, respectively. For the six months ended June 30, 2016 and 2015, the Advisers waived capital gains incentive fees of $0 and $0 respectively, and subordinated incentive fees on income of approximately $493,000 and $1.3 million, respectively.

For the six months ended June 30, 2016 and 2015, the Company did not record an accrual for any previously waived fees. Any future reimbursement of previously waived fees to the Advisers will not be accrued until the reimbursement of the waived fees becomes probable and estimable, which will be upon approval of the Company’s board of directors. To date, none of the previously waived fees has been approved by the board of directors for reimbursement.

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

	Management Fee (1)		Subordinated Incentive Fee (1)		Capital Gain Incentive Fee (1)		Expense Support (1)
Quarter Ended	Waivers	Repaid to Adviser (2)	Waivers	Repaid to Adviser (2)	Waivers	Repaid to Adviser (2)	Payments	Repaid to Adviser (2)	Operating Expense Ratio (3)	Annualized Distribution Rate (4)	Eligible to be Repaid Through
6/30/2012	$31	$—	$18	$—	$—	$—	$—	$—	1.35%	7.00%	Expired
9/30/2012	$97	$—	$52	$—	$3	$—	$—	$—	1.97%	7.00%	Expired
12/31/2012	$104	$—	$53	$—	$—	$—	$—	$—	2.96%	7.00%	Expired
3/31/2013	$84	$—	$—	$—	$—	$—	$—	$—	1.86%	7.00%	Expired
6/30/2013	$118	$—	$—	$—	$—	$—	$—	$—	1.36%	7.00%	Expired
9/30/2013	$268	$—	$—	$—	$—	$—	$—	$—	1.22%	7.00%	9/30/2016
12/31/2013	$309	$—	$—	$—	$5	$—	$153	$—	0.49%	7.00%	12/31/2016
3/31/2014	$306	$—	$—	$—	$—	$—	$—	$—	1.28%	7.00%	3/31/2017
6/30/2014	$548	$—	$—	$—	$—	$—	$—	$—	1.28%	7.00%	6/30/2017
9/30/2014	$821	$—	$—	$—	$—	$—	$328	$—	1.23%	7.00%	9/30/2017
12/31/2014	$148	$—	$451	$—	$—	$—	$—	$—	1.70%	7.00%	12/31/2017
3/31/2015	$—	$—	$358	$—	$—	$—	$—	$—	1.78%	7.18%	3/31/2018
6/30/2015	$—	$—	$930	$—	$—	$—	$—	$—	1.69%	7.07%	6/30/2018
9/30/2015	$—	$—	$155	$—	$—	$—	$—	$—	2.11%	7.07%	9/30/2018
12/31/2015	$—	$—	$1,159	$—	$—	$—	$—	$—	2.27%	7.78%	12/31/2018
3/31/2016	$—	$—	$493	$—	$—	$—	$—	$—	1.83%	8.14%	3/31/2019
6/30/2016	$—	$—	$—	$—	$—	$—	$—	$—	1.81%	7.95%	6/30/2019

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

Pursuant to the Investment Advisory Agreement and Sub-Advisory Agreement, the Company is required to pay or reimburse the Advisers for administrative services expenses, which include all costs and expenses related to the Company's day-to-day administration and management not related to advisory services. The Advisers do not earn any profit under their provision of administrative services to the Company. For the three months ended June 30, 2016 and 2015, the Company incurred, and the Advisers waived the reimbursement of, administrative services expenses of approximately $574,000 and $480,000, respectively. On May 9, 2016, the Company and the Advisers agreed to an amendment to the 2014 Expense Reimbursement Agreement, which extended the period for waiver of reimbursement of administrative services expenses accrued pursuant to the Investment Advisory Agreement and the Sub-Advisory Agreement through June 30, 2016. The waiver of the reimbursement of administrative services expenses is not subject to future reimbursement.

The table below presents the administrative services expenses waived by the Advisers (dollars in thousands).

	Administrative Services
Quarter Ended	Waivers	Repaid to Adviser	Operating Expense Ratio (1)	Annualized Distribution Rate (2)	Eligible to be Repaid Through (3)
6/30/2012	$25	$—	1.35%	7.00%	Not Eligible to be Repaid
9/30/2012	$129	$—	1.97%	7.00%	Not Eligible to be Repaid
12/31/2012	$284	$—	2.96%	7.00%	Not Eligible to be Repaid
3/31/2013	$233	$—	1.86%	7.00%	Not Eligible to be Repaid
6/30/2013	$222	$—	1.36%	7.00%	Not Eligible to be Repaid
9/30/2013	$234	$—	1.22%	7.00%	Not Eligible to be Repaid
12/31/2013	$329	$—	0.49%	7.00%	Not Eligible to be Repaid
3/31/2014	$329	$—	1.28%	7.00%	Not Eligible to be Repaid
6/30/2014	$385	$—	1.28%	7.00%	Not Eligible to be Repaid
9/30/2014	$371	$—	1.23%	7.00%	Not Eligible to be Repaid
12/31/2014	$412	$—	1.70%	7.00%	Not Eligible to be Repaid
3/31/2015	$437	$—	1.78%	7.18%	Not Eligible to be Repaid
6/30/2015	$480	$—	1.69%	7.07%	Not Eligible to be Repaid
9/30/2015	$517	$—	2.11%	7.07%	Not Eligible to be Repaid
12/31/2015	$603	$—	2.27%	7.78%	Not Eligible to be Repaid
3/31/2016	$533	$—	1.83%	8.14%	Not Eligible to be Repaid
6/30/2016	$574	$—	1.81%	7.95%	Not Eligible to be Repaid

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

As of June 30, 2016 and December 31, 2015, the Adviser and Sub-Adviser have incurred approximately $11.0 million and $10.1 million, respectively, of offering costs on the Company’s behalf. As of June 30, 2016, approximately $9.8 million of offering costs has been reimbursed to the Advisers. The Company expects to reimburse the Advisers for the balance of such costs incurred on its behalf on a monthly basis up to a maximum aggregate amount of 1.5% of the gross stock offering proceeds.

The table below outlines fees incurred and expense reimbursements payable to Hines, Main Street and their affiliates for the six months ended June 30, 2016 and 2015 and amounts unpaid as of June 30, 2016 and December 31, 2015 (dollars in thousands).

	Incurred		Incurred		Unpaid as of
	Three Months Ended June 30,		Six Months Ended June 30,		June 30, 2016	December 31, 2015
Type and Recipient	2016	2015	2016	2015
Base Management Fees (1) - the Adviser, Sub-Adviser	$4,693	$3,735	$9,187	$6,742	$4,693	$4,521
Incentive Fees on Income (1) - the Adviser, Sub-Adviser	—	—	—	—	—	—
Capital Gains Incentive Fee (1) - the Adviser, Sub-Adviser	—	—	—	—	—	—
Offering Costs - the Adviser, Sub-Adviser	513	1,263	821	1,818	(2)	1,107
Expense Support from Adviser	—	—	—	—	—	—
Other (2) - the Adviser	60	103	153	168	24	95
Selling Commissions - Dealer Manager	1,767	4,541	2,642	10,579	105	—
Dealer Manager Fee - Dealer Manager	828	2,187	1,251	4,806	(14)	—
Due to Affiliates					$4,806	$5,723

(1)	Net of amounts waived by the Advisers.

(2)	Includes amounts the Adviser paid on behalf of the Company such as general and administrative services expenses.

Note 10 – Share Repurchase Plan

Since inception of the share repurchase program, the Company funded the repurchase of $9.6 million in shares. For the six months ended June 30, 2016 and 2015, the Company funded $6.5 million and $749,000, respectively, for shares tendered for repurchase under the plan approved by the board of directors. Since inception of the share repurchase program, the Company has funded all redemption requests validly tendered and not withdrawn.

For the Quarter Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered that were Repurchased	Repurchase Price per Share	Aggregate Consideration for Repurchased Shares
March 31, 2016	3/30/2016 and 3/31/2016	200,508	100%	$7.62	$1,527,873
June 30, 2016	6/23/2016	639,880	100%	$7.81	$4,984,100

Note 11 – Commitments and Contingencies

At June 30, 2016, the Company had a total of approximately $29.6 million in outstanding commitments comprised of (i) 19 commitments to fund revolving loans that had not been fully drawn or term loans that had not been funded and (ii) three capital commitments that had not been fully called. The Company recognized unrealized depreciation of approximately $360,000 on the outstanding unfunded loan commitments and unrealized appreciation of approximately $14,000 on the outstanding unfunded capital commitments during six months ended June 30, 2016. At December 31, 2015, the Company had a total of approximately $34.1 million in outstanding commitments comprised of (i) 14 commitments to fund revolving loans that had not been fully drawn or term loans that had not been funded and (ii) three capital commitments that had not been fully called. The Company recognized unrealized depreciation of $79,000 on the outstanding unfunded loan commitments and unrealized depreciation of $14,000 on the outstanding unfunded capital commitments during the year ended December 31, 2015.

	Commitments and Contingencies
	(dollars in thousands)
	June 30, 2016	December 31, 2015

Unfunded Loan Commitments
AccuMed Corp.	$250	$875
Apex Linen Services, Inc.	603	1,003
Arcus Hunting, LLC	1,494	1,196
BBB Tank Services, LLC	200	—
BarFly Ventures, LLC	1,225	1,531
Buca C, LLC	1,780	1,780
CapFusion Holding, LLC	1,600	—
Datacom, LLC	1,450	1,500
Energy & Exploration Partners, LLC	357	—
Gamber-Johnson Holdings, LLC	300	—
Guerdon Modular Holdings, Inc.	400	400

	Commitments and Contingencies
	(dollars in thousands)
	June 30, 2016	December 31, 2015

Hojeij Branded Foods, Inc.	$2,000	$2,143
HW Temps LLC	200	200
Jackmont Hospitality, Inc.	1,200	1,333
LaMi Products, LLC	1,765	1,521
Minute Key, Inc.	200	500
Mystic Logistics, Inc.	200	200
Unirush LLC	1,000	—
Volusion, LLC	3,000	3,000
Unfunded Capital Commitments
Brightwood Capital Fund III, LP	1,250	1,250
EIG Traverse Co-Investment, LP	195	5,245
Freeport First Lien Loan Fund III, LP	8,936	10,423
Total	$29,605	$34,100

Note 12 – Subsequent Events

From July 1, 2016 through August 11, 2016, the Company raised approximately $12.9 million in the Offering. During this period, the Company funded approximately $12.3 million in investments and received proceeds from repayments and dispositions of approximately $34.5 million.

On July 27, 2016, the Company increased its public offering price per share to $8.90 effective as of the Company's weekly close on July 28, 2016.

On August 11, 2016, the Company’s board of directors authorized the closing of the Company’s continuous public offering of common stock to new investors on or about March 31, 2017 (the “Closing”).  However, the board of directors retained its right to provide final approval on the specific terms of the Closing, including its right to accelerate the Closing or to continue the Company’s continuous public offering of common stock if the board of directors determines that it is in the best interests of the Company and its stockholders to do so.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is based on the condensed consolidated financial statements as of June 30, 2016 (unaudited) and December 31, 2015, and for the three and six months ended June 30, 2016 and 2015. Amounts as of December 31, 2015 included in the unaudited condensed consolidated financial statements have been derived from the Company's audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, as well as the audited consolidated financial statements, notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2015. Capitalized terms used in this Item 2 have the same meaning as in the accompanying condensed consolidated financial statements in Item 1 unless otherwise defined in this Report.

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

Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Part II-Item 1A. Risk Factors” and elsewhere in this Report and set forth in our annual report on Form 10-K for the year ended December 31, 2015. Other factors that could cause actual results to differ materially include:

•	changes in the economy;

•	risks associated with possible disruption in our operations or the economy generally; and

•	future changes in laws or regulations and conditions in our operating areas.

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
Our primary investment objective is to generate current income through debt and equity investments. A secondary objective is to generate long-term capital appreciation through equity and equity related investments, including warrants, convertible securities and other rights to acquire equity securities. Our portfolio strategy is to invest primarily in illiquid debt and equity securities issued by LMM companies and Middle Market companies in private placements and negotiated transactions, which are traded in private over-the-counter markets for institutional investors. We will also invest in, and a significant portion of our assets are invested in, customized direct secured and unsecured loans to and equity securities of LMM companies, referred to as LMM securities. Typically, our investments in LMM companies will require us to co-invest with Main Street Capital Corporation, a New York Stock Exchange listed BDC ("Main Street"), and/or its affiliates. We categorize some of our investments in LMM companies and Middle Market companies as private loan ("Private Loan") portfolio investments. Private Loan investments, often referred to in the debt markets as “club deals,” are investments, generally in debt instruments, that we originate on a collaborative basis with other investment funds. Private Loan investments are typically similar in size, structure, terms and conditions to investments we hold in our LMM portfolio and Middle Market portfolio. Our portfolio also includes other portfolio ("Other Portfolio") investments which primarily consist of investments that are not consistent with the typical profiles for our LMM portfolio investments, Middle Market portfolio investments or Private Loan portfolio investments, including investments which may be managed by third parties.

We previously registered for sale up to 150,000,000 shares of common stock pursuant to a registration statement on Form N-2 (File No. 333-178548) which was initially declared effective by the SEC on June 4, 2012 (the “Initial Offering”). The Initial Offering terminated on December 1, 2015. We raised approximately $601.2 million under the Initial Offering, including proceeds from the dividend reinvestment plan of approximately $22.0 million. On January 5, 2016, the SEC declared a new registration statement on Form N-2 (File No. 333-204659), as amended, effective under which we registered for sale up to $1,500,000,000 worth of shares of common stock (the “Offering”). As of June 30, 2016, we had raised approximately $54.8 million in the Offering, including proceeds from the distribution reinvestment plan of approximately $11.9 million.

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

As a BDC, we are subject to certain regulatory restrictions in making our investments, including limitations on our ability to co-invest with certain affiliates, including Main Street. However, we received an order from the SEC, that permits us, subject to certain conditions, to co-invest with Main Street in certain transactions originated by Main Street and/or our Advisers. The exemptive relief permits us, and certain of our directly or indirectly wholly owned subsidiaries on one hand, and Main Street, and or/certain of its affiliates on the other hand, to co-invest in the same investment opportunities where such investment may otherwise be prohibited under Section 57(a)(4) of the 1940 Act. In addition, we may continue to co-invest with Main Street and/or its affiliates in syndicated deals and secondary loan market purchases in accordance with applicable regulatory guidance or interpretations where price is the only negotiated point.

As of June 30, 2016, we had investments in 80 Middle Market debt investments, 24 Private Loan debt investments, 24 LMM debt investments, 24 LMM equity investments, one Middle Market equity investments, eight Private Loan equity investments and three Other Portfolio investments with an aggregate fair value of approximately $930.4 million, a cost basis of approximately $980.5 million, and a weighted average effective annual yield of approximately 8.4%. The weighted average annual yield was calculated using the effective interest rates for all investments at June 30, 2016, including accretion of original issue discount, amortization of premium to par value and amortization of fees received in connection with transactions. This calculation assumes zero yield for investments on non-accrual status. Approximately 79.4% and 15.5% of our total portfolio investments at fair value (excluding our Other Portfolio investments) were secured by first priority liens and second priority liens on portfolio company assets, respectively, with the remainder in unsecured debt investments and equity investments.

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

Base Management and Incentive Fee, Administrative Services Expense Waiver and Expense Support and Conditional Reimbursement Agreement

We and our Adviser have entered into two expense support and conditional reimbursement agreements, as amended from time to time, pursuant to which our Adviser could pay us up to 100% of its operating expenses through December 31, 2014 (the “Expense Support Payment”) in order to achieve a reasonable level of expenses relative to our investment income (the “Operating Expense Objective”). Our board of directors, in its sole discretion, may approve the repayment of unreimbursed Expense Support Payments (a “Reimbursement Payment”) upon a determination by the board of directors that we have achieved the Operating Expense Objective in any quarter following our receipt of an Expense Support Payment. We may reimburse any unreimbursed Expense Support Payments within three years from the date each respective Expense Support Payment was determined. Any Expense Support Payments that remain unreimbursed three years after such payment will be permanently waived.

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

For the three months ended June 30, 2016 and 2015, we incurred base management fees of approximately $4.7 million and $3.7 million, respectively, and our Advisers waived no base management fees in either period. For the three months ended June 30, 2016 and 2015, we incurred capital gains incentive fees of $0 and $0, respectively, and subordinated incentive fees on income of $0 and $930,000, respectively. For the three months ended June 30, 2016 and 2015, our Advisers waived capital gains incentive fees of $0 and $0, respectively, and subordinated incentive fees on income of $0 and $930,000, respectively.

For the six months ended June 30, 2016 and 2015, we incurred base management fees of approximately $9.2 million and $6.7 million, respectively, and our Advisers waived no base management fees in either period. For the six months ended June 30, 2016 and 2015, we incurred capital gains incentive fees of $0 and $0, respectively, and subordinated incentive fees on income of approximately $493,000 and $1.3 million, respectively. For the six months ended June 30, 2016 and 2015, our Advisers waived capital gains incentive fees of $0 and $0 respectively, and subordinated incentive fees on income of approximately $493,000 and $1.3 million, respectively.

For the six months ended June 30, 2016 and 2015, we did not record an accrual for any previously waived fees. Any future reimbursement of previously waived fees to our Advisers will not be accrued until the reimbursement of the waived fees become probable and estimable, which will be upon approval of our board of directors. To date, none of the previously waived fees has been approved by our board of directors for reimbursement.

For more information on our fee waivers and expense reimbursements, see Note 9 - Related Party Transactions and Arrangement - Advisory Agreements and Conditional Fee Waiver to our condensed consolidated financial statements included elsewhere in this report.

Administration

Pursuant to the Investment Advisory Agreement and Sub-Advisory Agreement, we are required to pay or reimburse our Advisers for administrative services expenses, which include all costs and expenses related to our day-to-day administration and management not related to advisory services. For the three months ended June 30, 2016 and 2015, we incurred, and our Advisers waived the reimbursement of, administrative services expenses of approximately $574,000 and $480,000, respectively. For the six months ended June 30, 2016 and 2015, we incurred, and our Advisers waived the reimbursement of, administrative services expenses of approximately $1.1 million and $917,000, respectively. On May 9, 2016, we and the Advisers agreed to an amendment to the 2014 Expense Reimbursement Agreement, which extended the period for waiver of reimbursement of administrative expenses accrued pursuant to the Investment Advisory Agreement and the Sub-Advisory Agreement through June 30, 2016. The waiver of the reimbursement of administrative service expenses is not subject to future reimbursement.

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

As of June 30, 2016, our Advisers have been reimbursed approximately $9.8 million since inception for offering costs. As of June 30, 2016, our Advisers carried a balance of $1.2 million for offering expenses incurred on our behalf, net of (i) incremental offering expenses incurred by our Advisers on our behalf and (ii) our Reimbursement Payments to our Advisers and any payable balances for reimbursement of offering costs.

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

Our current LMM portfolio consists of debt investments secured by first and second priority liens (66.0% and 3.6% of the total fair value of the LMM portfolio, respectively) on the assets of the portfolio companies and equity investments (30.4% of the total fair value of the LMM portfolio) in privately held LMM companies as of June 30, 2016. The LMM debt investments generally mature between five and seven years from the original investment date. The LMM equity investments represent an equity position or the right to acquire an equity position through warrants.

Our Private Loan portfolio primarily consists of debt investments secured by first and second priority liens (86.3% and 5.3% of the total fair value of the Private Loan portfolio, respectively) on the assets of the portfolio companies, unsecured debt investments (6.5% of the total fair value of the Private Loan portfolio) and equity investments (1.9% of the total fair value of the Private Loan portfolio) in Private Loan companies as of June 30, 2016. The Private Loan debt investments typically have stated terms between three and seven years from the original investment date. The Private Loan equity investments represent an equity position or the right to acquire an equity position through warrants.

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

During the six months ended June 30, 2016, we funded investment purchases of approximately $181.9 million and had seven investments under contract to purchase as of June 30, 2016, for approximately $28.3 million, which settled or we scheduled to settle after June 30, 2016. We also received proceeds from sales and repayments of existing portfolio investments of approximately $107.9 million including $61.5 million in sales. Additionally, we had two investments under contract to sell as of June 30, 2016, for approximately $11.2 million, which represented the contract sales price. The combined result of these transactions increased our portfolio, on a cost basis, by approximately $75.8 million, or 8.4%, and the number of portfolio investments by 17, or 11.0%, compared to the portfolio as of December 31, 2015. As of June 30, 2016, the largest investment in an individual portfolio company represented approximately 2.1% of our portfolio’s fair value with the remaining investments in an individual portfolio company ranging from 0.02% to 1.8%. The average investment in our portfolio is approximately $5.7 million or 0.6% of the total portfolio. As a result of these transactions, our portfolio has become increasingly broadened across individual portfolio investments, geographic regions, and industries. Further, our total portfolio's investment composition (excluding our Other Portfolio investments) at fair value is comprised of 79.4% first lien debt securities, 15.5% second lien debt securities, with the remainder in unsecured debt investments and equity investments. First lien debt securities have priority over subordinated debt owed by the issuer with respect to the collateral pledged as security for the loan. Due to the relative priority of payment of first lien investments, these generally have lower yields than lower priority, less secured investments.

During the six months ended June 30, 2015, we made investment purchases of approximately $347.6 million and had 10 investments under contract to purchase as of June 30, 2015 for approximately $53.4 million, which settled after June 30, 2015. We also received proceeds from sales and repayments of existing portfolio investments of approximately $70.9 million including $20.4 million in sales and had four investments under contract to sell as of June 30, 2015 for approximately $11.7 million, which represented the contract sales price.

The result of the aforementioned transactions further diversified our geographic and industry concentrations and based upon our investment rating system, which is described further below, the weighted average rating of our LMM was approximately 2.6 and 3.0 as of June 30, 2016 and December 31, 2015. Lastly, the overall weighted average effective yield on our investment portfolio has increased from 8.3% as of December 31, 2015 to 8.4% as of June 30, 2016.

Summaries of the composition of our total investment portfolio at cost and fair value are shown in the following tables (this information excludes Other Portfolio investments):

	June 30, 2016				December 31, 2015
Cost:	LMM	Private Loan	Middle Market	Total	LMM	Private Loan	Middle Market	Total
First Lien Secured Debt	68.9%	86.6%	80.1%	80.0%	69.4%	92.3%	79.9%	80.5%
Second Lien Secured Debt	3.8	5.1	19.7	15.6	4.1	7.2	19.7	16.7
Unsecured Debt	—	6.3	—	1.1	—	—	0.4	0.3
Equity	26.0	1.9	0.2	3.1	25.6	0.1	—	2.4
Equity warrants	1.3	0.1	—	0.2	0.9	0.4	—	0.1
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	June 30, 2016				December 31, 2015
Fair Value:	LMM	Private Loan	Middle Market	Total	LMM	Private Loan	Middle Market	Total
First Lien Secured Debt	66.0%	86.3%	79.9%	79.4%	67.7%	92.1%	79.9%	80.3%
Second Lien Secured Debt	3.6	5.3	19.9	15.5	4.0	7.4	19.9	16.7
Unsecured Debt	—	6.5	—	1.1	—	—	0.2	0.1
Equity	29.0	1.5	0.2	3.8	27.4	0.1	—	2.8
Equity warrants	1.4	0.4	—	0.2	0.9	0.4	—	0.1
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

For the tables showing our total investment portfolio composition by geographic region and by industry, see Note 3-Fair Value Hierarchy for Investments-Portfolio Investment Composition to our condensed consolidated financial statements included elsewhere in this Report.

PORTFOLIO ASSET QUALITY

As of June 30, 2016, we owned a broad portfolio of 164 investments in 125 companies representing a wide range of industries. We believe that this broad portfolio adds to the structural protection of the portfolio, revenue sources, income, cash flows and dividends. The portfolio included the following:

▪
80 debt investments in 77 Middle Market portfolio companies with an aggregate fair value of approximately $647.8 million and a cost basis of approximately $699.7 million. The Middle Market debt investments had a weighted average annual effective yield of approximately 8.2%, which is calculated assuming the investments on non-accrual status are non-yielding, and 79.9% of the Middle Market debt investments were secured by first priority liens. Further, 86.8% of the Middle Market investments contain variable rates, though a majority of the investments with variable rates are subject to contractual minimum base interest rates between 100 and 150 basis points.

▪
24 debt investments in 23 Private Loan portfolio companies with an aggregate fair value of approximately $155.9 million and a cost basis of approximately $159.0 million. The Private Loan debt investments had a weighted average annual effective yield of approximately 9.2%, which is calculated assuming the investments on non-accrual status are non-yielding, and 88.1% of the Private Loan debt investments were secured by first priority liens. Further, 90.6% of the Private Loan debt investments contain variable rates, though a majority of the investments with variable rates are subject to contractual minimum base interest rates between 100 and 150 basis points.

▪
24 debt investments in 21 LMM portfolio companies with an aggregate fair value of approximately $73.2 million and a cost basis of approximately $72.7 million. The LMM debt investments had a weighted average annual effective yield of approximately 11.9% and 94.8% of the debt investments were secured by first priority liens. Further, 44.4% of the LMM debt investments are fixed rate investments with fixed interest rates between 7.0% and 15.1%. Further, 11 LMM debt investments, representing approximately 55.6% of the LMM debt investments have variable rates subject to a contractual minimum base interest rate of 100 basis points.

▪
27 equity investments and nine equity warrant investments in 20 LMM portfolio companies, five Private Loan portfolio companies, one Middle Market portfolio company and three Other Portfolio companies with an aggregate fair value of approximately $53.5 million and a cost basis of approximately $49.1 million.

Overall, our investment portfolio had a weighted average effective yield of approximately 8.4%, and 77.9% of our total portfolio's investment composition (including our Other Portfolio investments) was secured by first-priority liens.

As of June 30, 2016, we had six investments in five portfolio companies (four of which were in the oil & gas industry) that were on non-accrual status, which comprised approximately 1.3% of our total investment portfolio at fair value and 2.9% of the total investment portfolio at cost. As of December 31, 2015, we had three investments in two portfolio companies that were on non-accrual status. These two investments on non-accrual status comprised approximately 0.4% of the total investment portfolio at fair value and 1.3% of the total investment portfolio at cost. For those investments in which S&P credit ratings are available, approximately 40.8% of the portfolio, the portfolio had a weighted average effective credit rating of B.

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

The following table shows the distribution of our LMM portfolio investments on the 1 to 5 investment rating scale at fair value as of June 30, 2016 and December 31, 2015 (dollars in thousands):

	June 30, 2016		December 31, 2015
Investment Rating	Investments at Fair Value	Percentage of Total LMM Portfolio	Investments at Fair Value	Percentage of Total LMM Portfolio
1	$—	—%	$—	—%
2	46,706	44.4	9,093	10.6
3	53,176	50.5	70,653	82.7
4	5,340	5.1	5,714	6.7
5	—	—	—	—
Totals	$105,222	100.0%	$85,460	100.0%

Based upon the investment rating system, the weighted average rating of our LMM portfolio at fair value was approximately 2.6 and 3.0 as of June 30, 2016 and December 31, 2015.

DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS COMPARISONS FOR THE THREE MONTHS ENDED JUNE 30, 2016 AND JUNE 30, 2015

Total Investment Income, Expenses, Net Assets

For the three months ended June 30, 2016 and 2015, our total investment income was approximately $21.2 million and $15.4 million, respectively, consisting predominately of interest income. As of June 30, 2016 the portfolio had a weighted average annual effective yield on investments of approximately 8.4% compared to 8.5% as of June 30, 2015, and our average investment portfolio for the three months ended June 30, 2016 was $894.1 million compared to $707.0 million for the three months ended June 30, 2015. Additionally, during the three months ended June 30, 2016 and 2015, we accreted approximately $2.8 million and $765,000, respectively, of unearned income into interest income. The increase in interest income was primarily due to the growth in our total portfolio resulting from the investment of additional equity capital raised and borrowings under our senior secured revolving credit facility with Capital One, National Association as administrative agent (the "Capital One Credit Facility") and the amended and restated credit agreement entered into by HMS Funding I, LLC, our wholly owned subsidiary, with Deutsche Bank AG, New York Branch as administrative agent (the "Deutsche Bank Credit Facility," and, together with our Capital One Credit Facility, the "Credit Facilities"). We believe further increases in investment income in future periods may arise due to (i) a growing base of portfolio company investments and (ii) investments being held for the entire period relative to incremental net investment activity during each quarter. For information on the Credit Facilities, see Note 4 - Borrowings to our condensed consolidated financial statements included elsewhere in this report.

For the three months ended June 30, 2016 and June 30, 2015, expenses, net of incentive fee and administrative services expense waivers, were approximately $9.2 million and $6.6 million, respectively. The increase in expenses is primarily due to increases in management fees of $1.0 million, interest expense of $1.1 million, and other general and administrative expense of $251,000. Management fees increased primarily due to an increase in the average gross assets. Interest expense increased due to an increase in our average borrowings during the period. Average borrowings were $401.0 million for the three months ended June 30, 2016 compared to $283.5 million for the three months ended June 30, 2015. Additionally, interest expense was higher for the three months ended June 30, 2016 due to the increase in amortization of deferred financing costs as a result of costs paid in connection with the Credit Facilities. Further, the annualized interest rate on our borrowings increased from approximately 3.0% as of June 30, 2015 to approximately 3.3% as of June 30, 2016. Other general and administrative expenses increased due to additional banking costs, trade costs and other costs associated with the increase in overall portfolio size.

For the three months ended June 30, 2016, the net increase in net assets resulting from operations (gross of stockholder distributions declared) was approximately $18.1 million. The increase was attributable to unrealized appreciation on investments of approximately $15.4 million and net investment income of approximately $12.0 million, offset by net realized losses of approximately $9.4 million. The realized losses were primarily the result of (i) the realized loss of $6.8 million relating to the restructure of one Middle Market investment and (ii) the realized loss of $2.4 million relating to the exit of one Middle Market investment.

For the three months ended June 30, 2015, the net increase in net assets resulting from operations (gross of stockholder distributions declared) was approximately $12.9 million. The increase was primarily attributable to net investment income of approximately $8.8 million, realized gains of approximately $127,000 and unrealized appreciation on investments of approximately $4.0 million.

RESULTS COMPARISONS FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND JUNE 30, 2015

Total Investment Income, Expenses, Net Assets

For the six months ended June 30, 2016 and 2015, our total investment income was approximately $42.5 million and $27.2 million, respectively, consisting predominately of interest income. As of June 30, 2016 the portfolio had a weighted average annual effective yield on investments of approximately 8.4% compared to 8.5% as of June 30, 2015, and our average investment portfolio for the six months ended June 30, 2016 was $880.4 million compared to $629.3 million for the six months ended June 30, 2015. Additionally, during the six months ended June 30, 2016 and 2015, we accreted approximately $5.1 million and $1.3 million, respectively, of unearned income into interest income. The increase in interest income was primarily due to the growth in our total portfolio resulting from the investment of additional equity capital raised and borrowings under the Credit Facilities. We believe further increases in investment income in future periods may arise due to (i) a growing base of portfolio company investments and (ii) investments being held for the entire period relative to incremental net investment activity during each quarter. For information on the Credit Facilities, see Note 4 - Borrowings to our condensed consolidated financial statements included elsewhere in this report.

For the six months ended June 30, 2016 and June 30, 2015, expenses, net of incentive fee and administrative services expense waivers, were approximately $18.2 million and $12.1 million, respectively. The increase in expenses is primarily due to increases in management fees of $2.4 million, interest expense of $2.8 million, and other general and administrative expense of $347,000. Management fees increased primarily due to an increase in the average gross assets. Interest expense increased due to an increase in our average borrowings during the period. Average borrowings were $394.0 million for the six months ended June 30, 2016 compared to $250.0 million for the six months ended June 30, 2015. Additionally, interest expense was higher for the six months ended June 30, 2016 due to the increase in amortization of deferred financing costs as a result of costs paid in connection with the Credit Facilities. Further, the annualized interest rate on our borrowings increased from approximately 3.0% as of June 30, 2015 to approximately 3.3% as of June 30, 2016. Other general and administrative expenses increased due to additional banking costs, trade costs and other costs associated with the increase in overall portfolio size.

For the six months ended June 30, 2016, the net increase in net assets resulting from operations (gross of stockholder distributions declared) was approximately $15.4 million. The increase was attributable to net investment income of approximately $24.3 million and unrealized appreciation on investments of approximately $1.2 million, offset by net realized losses of approximately $10.0 million. The realized losses were primarily the result of (i) the realized loss of $6.8 million relating to the restructure of one Middle Market investment and (ii) the realized loss of $2.4 million relating to the exit of one Middle Market investment.

For the six months ended June 30, 2015, the net increase in net assets resulting from operations (gross of stockholder distributions declared) was approximately $23.1 million. The increase was primarily attributable to net investment income of approximately $15.1 million, realized gains of approximately $147,000 and unrealized appreciation on investments of approximately $7.8 million.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Overview

As of June 30, 2016, we had approximately $17.9 million in cash and cash equivalents, and our NAV totaled approximately $528.7 million, equating to approximately $7.77 per share. The change from the December 31, 2015 NAV per share of $7.88 was largely due to realized losses and unrealized depreciation on investments in the portfolio. The realized losses and unrealized depreciation on investments in our portfolio was primarily driven by the broad price declines in the high yield bond and leveraged loan markets and by the effect of declining oil prices on our investments in the oil and gas sector.

Liquidity and Capital Resources

Cash Flows

For the six months ended June 30, 2016, we experienced a net decrease in cash and cash equivalents of approximately $6.1 million. During that period, approximately $53.8 million of cash was used in our operating activities, which principally consisted of the purchase of new portfolio investments of $181.9 million, offset by a net increase in net assets resulting from operations of approximately $15.4 million and principal repayments from and sales of investments in portfolio companies of $107.9 million. During the six months ended June 30, 2016, approximately $47.7 million was generated from financing activities, which principally consisted of a net $27.0 million increase in borrowings under the Credit Facilities, and $38.3 million in net stock offering proceeds received offset by $10.6 million in cash distributions paid to stockholders, and $6.5 million in cash distributions related to redemption of our common stock.

For the six months ended June 30, 2015, we experienced a net decrease in cash and cash equivalents of approximately $2.7 million. During that period, approximately $263.8 million of cash was used in our operating activities, which principally consisted of the purchase of new portfolio debt investments of $347.6 million, offset by a net increase in net assets resulting from operations of approximately $23.1 million and principal repayments from and sales of investments in portfolio companies of $70.9 million. During the six months ended June 30, 2015, approximately $261.1 million was generated from financing activities, which principally consisted of a net $120.1 million increase in borrowings under the Credit Facilities and $151.2 million in net stock offering proceeds received, offset by $6.4 million in cash distributions paid to stockholders and $3.1 million paid for financing costs related to the Credit Facilities entered into during the six months ended June 30, 2015.

Initial Offering and Offering

During the six months ended June 30, 2016, we raised proceeds of $54.8 million from the Offering, including proceeds from the distribution reinvestment plan, and incurred $3.9 million for selling commissions and Dealer Manager fees. We also incurred an obligation for $821,000 of costs related to the Offering.

During the six months ended June 30, 2015, we raised proceeds of $178.8 million from the Initial Offering, including proceeds from the distribution reinvestment plan, and incurred $15.4 million for selling commissions and Dealer Manager fees. We also incurred an obligation for $2.7 million of costs related to the Initial Offering.

Distributions

The following table reflects the cash distributions per share that we have declared on our common stock during the six months ended June 30, 2016 and June 30, 2015 (dollars in thousands except per share amounts).

	Distributions
	Per Share	Amount
2016
Three months ended June 30, 2016	$0.18	$11,650
Three months ended March 31, 2016	$0.17	$11,037
2015
Three months ended June 30, 2015	$0.18	$7,998
Three months ended March 31, 2015	$0.17	$6,260

On June 23, 2016, with the authorization of our board of directors, we declared distributions to our stockholders for the period of July 2016 through September 2016. These distributions have been, or will be, calculated based on stockholders of record each day from July 1, 2016 through September 30, 2016 in an amount equal to $0.00191781 per share, per day. Distributions are paid on the first business day following the completion of each month to which they relate.

Specific tax characteristics of all distributions are reported to stockholders shortly after the close of each calendar year on Form
1099-DIV. For the year ended December 31, 2015, approximately 99.7% of the distributions paid were taxable to the investor as ordinary income and approximately 0.3% were treated as capital gain distributions for federal income tax purposes.

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

As of June 30, 2016, we had $105.0 million outstanding and $20.0 million available under our Capital One Credit Facility, and $302.0 million outstanding and $83.0 million available under the Deutsche Bank Credit Facility, both of which we estimated approximated fair value. Availability under the Credit Facilities is subject to certain limitations and the asset coverage restrictions under the 1940 Act. For further information on our Credit Facilities, including key terms and financial covenants, refer to Note 4-Borrowings to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.

As a BDC, we generally are required to meet a coverage ratio of total assets to total senior securities, which include borrowings and any preferred stock we may issue in the future, of at least 200%. As of June 30, 2016, our asset coverage ratio under BDC regulations was 221% when including unfunded commitments as a senior security. As of December 31, 2015, our asset coverage ratio under BDC regulations was 219% when including unfunded commitments as a senior security. As of June 30, 2016, considering these limitations, we had the ability to draw upon the entire $103.0 million of remaining capacity in the Credit Facilities.

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

 Contractual Obligations

As of June 30, 2016, we had $407.0 million in borrowings outstanding under the Credit Facilities. Unless extended, our Capital One Credit Facility will expire March 11, 2017, and the Deutsche Bank Credit Facility will mature on June 16, 2020. Our Capital One Credit Facility has two, one-year extension options, with lender approval that, if approved and exercised, would permit us to extend the maturity to March 11, 2019. See Note 4-Borrowings to the financial statements included elsewhere in this Report on Form 10-Q for a description of the Credit Facilities.

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings at June 30, 2016 is as follows:

	Payments Due By Period (dollars in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Capital One Credit Facility(1)	$105,000	$105,000	$—	$—	$—
Deutsche Bank Credit Facility(2)	$302,000	$—	$—	$302,000	$—
Total Credit Facilities	$407,000	$105,000	$—	$302,000	$—

(1)
At June 30, 2016, $20.0 million remained available under our Capital One Credit Facility; however, our borrowing capacity is limited to the asset coverage ratio restrictions imposed by the 1940 Act, as discussed above.

(2)
At June 30, 2016, $83.0 million remained available under the Deutsche Bank Credit Facility; however, our borrowing ability is limited to the asset coverage ratio restrictions imposed by the 1940 Act, as discussed above.

Off-Balance Sheet Arrangements

At June 30, 2016, we had a total of approximately $29.6 million in outstanding commitments comprised of (i) 19 commitments to fund revolving loans that had not been fully drawn or term loans that had not been funded and (ii) three capital commitments that had not been fully called. We recognized unrealized depreciation of approximately $360,000 on our outstanding unfunded loan commitments and unrealized appreciation of approximately $14,000 on our outstanding unfunded capital commitments during six months ended June 30, 2016. At December 31, 2015, we had a total of approximately $34.1 million in outstanding commitments comprised of (i) 14 commitments to fund revolving loans that had not been fully drawn or term loans that had not been funded and (ii) three capital commitments that had not been fully called. We recognized unrealized depreciation of approximately $79,000 on our outstanding unfunded loan commitments and unrealized depreciation of approximately $14,000 on our outstanding unfunded capital commitments during the year ended December 31, 2015.

	Commitments and Contingencies
	(dollars in thousands)
	June 30, 2016	December 31, 2015
Unfunded Loan Commitments
AccuMed Corp.	$250	$875
Apex Linen Services, Inc.	603	1,003
Arcus Hunting, LLC	1,494	1,196
BBB Tank Services, LLC	200	—
BarFly Ventures, LLC	1,225	1,531
Buca C, LLC	1,780	1,780
CapFusion Holding, LLC	1,600	—
Datacom, LLC	1,450	1,500
Energy & Exploration Partners, LLC	357	—
Gamber-Johnson Holdings, LLC	300	—
Guerdon Modular Holdings, Inc.	400	400
Hojeij Branded Foods, Inc.	2,000	2,143
HW Temps LLC	200	200
Jackmont Hospitality, Inc.	1,200	1,333
LaMi Products, LLC	1,765	1,521
Minute Key, Inc.	200	500
Mystic Logistics, Inc.	200	200
Unirush LLC	1,000	—
Volusion, LLC	3,000	3,000
Unfunded Capital Commitments
Brightwood Capital Fund III, LP	1,250	1,250
EIG Traverse Co-Investment, LP	195	5,245
Freeport First Lien Loan Fund III, LP	8,936	10,423
Total	$29,605	$34,100

Recent Developments and Subsequent Events

From July 1, 2016 through August 11, 2016, we raised approximately $12.9 million in the Offering. During this period, we funded approximately $12.3 million in investments and received proceeds from repayments and dispositions of approximately $34.5 million.

On July 27, 2016, we increased our public offering price per share to $8.90 effective as of our weekly close on July 28, 2016.

On August 11, 2016, our board of directors authorized the closing of our continuous public offering of common stock to new investors on or about March 31, 2017 (the “Closing”).  However, the board of directors retained its right to provide final approval on the specific terms of the Closing, including its right to accelerate the Closing or to continue our continuous public offering of common stock if the board of directors determines that it is in our best interests and in the best interests of our stockholders to do so.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, in particular changes in interest rates. Changes in interest rates may affect our interest income from portfolio investments, the fair value of our fixed income investments, and our cost of funding.

Our interest income will be affected by changes in various interest rates, including LIBOR and prime rates, to the extent any of our debt investments include floating interest rates. We generally invest in floating rate debt instruments, meaning that the interest rate payable on such instrument resets periodically based upon changes in a specified interest rate index, typically the one-month LIBOR. As of June 30, 2016, approximately 84.2% of our LMM, Private Loan, and Middle Market portfolio debt investments (based on cost) contained floating interest rates. At June 30, 2016, the one-month LIBOR was approximately 0.5%. However, many of our investments provide that the specified interest rate index on such instruments will never fall below a level, or floor, generally between 100 and 150 basis points regardless of the level of the specified index rate. Given that most floating rate debt investments have index floors at or above 100 basis points, a decline in index rates is not expected to result in a change to interest income.

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

The following table shows the approximate annualized increase or decrease (dollars in thousands) in the components of net investment income due to hypothetical interest rate index changes, assuming no changes in our investments and borrowings as of June 30, 2016.

Change in interest rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 25 basis points	$(64)	$(1,018)	$954
Up 50 basis points	866	2,035	(1,169)
Up 100 basis points	4,379	4,070	309
Up 200 basis points	12,104	8,140	3,964
Up 300 basis points	19,849	12,210	7,639

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

If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. As of June 30, 2016, we had not entered into any interest rate hedging arrangements.

Item 4.    Controls and Procedures.

In accordance with Securities Exchange Act of 1934, as amended (the "Exchange Act"), Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2016, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act), during the six months ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Repurchases of our common stock pursuant to our tender offer are as follows:

Period	Total Number of Shares Purchased	Average Price per Share	Cumulative Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
April 1, 2016 through April 30, 2016	—	$—	—	—
May 1, 2016 through May 31, 2016	—	$—	—	—
June 1, 2016 through June 30, 2016	639,880	$7.81	639,880	—

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

HMS INCOME FUND, INC.

Date:	August 15, 2016	By:	/s/ SHERRI W. SCHUGART
Sherri W. Schugart
Chairman, Chief Executive Officer and President

Date:	August 15, 2016	By:	/s/ RYAN T. SIMS
Ryan T. Sims
Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit No.	Description
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