Form 10-Q
period 2016-09-30
HMS INCOME FUND, INC.
filed 2016-11-14
CIK 1535778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

The issuer had 72,339,587 shares of common stock outstanding as of November 10, 2016.

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

PART I — FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

HMS Income Fund, Inc.
Condensed Consolidated Balance Sheets
(dollars in thousands, except share and per share amounts)

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Portfolio investments at fair value:
Non-Control/Non-Affiliate investments (amortized cost: $903,671 and $866,499 as of September 30, 2016 and December 31, 2015, respectively)	$861,365	$812,205
Affiliate investments (amortized cost: $54,336 and $23,949 as of September 30, 2016 and December 31, 2015, respectively)	55,716	25,303
Control investments (amortized cost: $12,979 and $14,241 as of September 30, 2016 and December 31, 2015, respectively)	15,522	15,480
Total portfolio investments (amortized cost: $970,986 and $904,689 as of September 30, 2016 and December 31, 2015, respectively)	932,603	852,988

Cash and cash equivalents	40,040	24,001
Interest receivable	7,054	7,927
Receivable for securities sold	2,622	1,995
Prepaid and other assets	1,047	511
Deferred offering costs (net of accumulated amortization of $9,440 and $9,018 as of September 30, 2016 and December 31, 2015, respectively)	804	1,107
Deferred financing costs (net of accumulated amortization of $2,484 and $1,370 as of September 30, 2016 and December 31, 2015, respectively)	4,200	4,883
Total assets	$988,370	$893,412

LIABILITIES
Accounts payable and other liabilities	$1,195	$624
Payable for unsettled trades	709	—
Stockholder distributions payable	4,073	3,717
Due to affiliates	5,015	5,723
Payable for securities purchased	30,404	11,696
Notes payable	385,000	380,000
Total liabilities	426,396	401,760

Commitments and Contingencies (Note 11)

NET ASSETS
Common stock, $.001 par value; 150,000,000 shares authorized, 70,942,063 and 62,382,044 issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	71	62
Additional paid-in capital	614,043	546,508
Accumulated distributions in excess of net investment income	(13,370)	(3,219)
Net unrealized (depreciation)	(38,770)	(51,699)
Total net assets	561,974	491,652

Total liabilities and net assets	$988,370	$893,412

Net asset value per share	$7.92	$7.88

See notes to the condensed consolidated financial statements.

HMS Income Fund, Inc.
Condensed Consolidated Statements of Operations
(dollars in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
INVESTMENT INCOME:
Interest, fee and dividend income:
Non-Control/Non-Affiliate investments	$20,439	$16,753	$60,808	$43,023
Affiliate investments	1,528	340	3,189	774
Control investments	267	232	697	702
Total interest, fee and dividend income	22,234	17,325	64,694	44,499
EXPENSES:
Interest expense	3,905	3,161	11,219	7,643
Base management and incentive fees	4,905	4,433	14,585	12,462
Administrative services expenses	529	517	1,636	1,434
Offering costs	290	—	422	—
Professional fees	162	117	833	426
Insurance	48	48	143	145
Other general and administrative	406	178	1,179	604
Expenses before fee and expense waivers	10,245	8,454	30,017	22,714
Waiver of incentive fees	—	(155)	(493)	(1,442)
Waiver of administrative services expenses	(529)	(517)	(1,636)	(1,434)
Total expenses, net of fee and expense waivers	9,716	7,782	27,888	19,838

NET INVESTMENT INCOME	12,518	9,543	36,806	24,661

NET REALIZED GAIN (LOSS) FROM INVESTMENTS
Non-Control/Non-Affiliate investments	(1,949)	(17)	(11,964)	130
Affiliate investments	—	—	—	—
Control investments	—	—	—	—
Total realized gain (loss) from investments	(1,949)	(17)	(11,964)	130

NET REALIZED INCOME	10,569	9,526	24,842	24,791

NET UNREALIZED APPRECIATION (DEPRECIATION)
Non-Control/Non-Affiliate investments	11,891	(19,554)	11,187	(12,777)
Affiliate investments	(108)	230	438	1,260
Control investments	(7)	—	1,304	—
Total net unrealized appreciation (depreciation)	11,776	(19,324)	12,929	(11,517)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$22,345	$(9,798)	$37,771	$13,274

PER SHARE INFORMATION - BASIC AND DILUTED
NET INVESTMENT INCOME PER SHARE	$0.18	$0.18	$0.55	$0.55
NET REALIZED INCOME PER SHARE	$0.15	$0.18	$0.37	$0.55
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE (EARNINGS PER SHARE)	$0.32	$(0.18)	$0.57	$0.29
DISTRIBUTIONS DECLARED PER SHARE	$0.17	$0.17	$0.52	$0.52
WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	69,729,799	53,110,952	66,576,489	45,129,210

See notes to the condensed consolidated financial statements.

HMS Income Fund, Inc.
Condensed Consolidated Statements of Changes in Net Assets
(dollars in thousands, except number of shares)
(Unaudited)

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Change in Net Assets from Operations:
Net investment income	$36,806	$24,661
Net realized gain (loss) on investments	(11,964)	130
Net unrealized appreciation (depreciation)	12,929	(11,517)
Net increase in net assets resulting from operations	37,771	13,274

Change in Net Assets from Shareholders' Distributions:
Distributions from net investment income	(34,994)	(23,501)
Distributions from net realized gain on investments	—	(130)
Net decrease in net assets resulting from shareholders' distributions	(34,994)	(23,631)

Change in Net Assets from Capital Share Transactions:
Issuance of common stock, net of issuance costs	57,705	210,924
Reinvestment of shareholder distributions	18,263	11,603
Repurchase of common stock	(8,423)	(1,445)
Offering costs	—	(3,645)
Net increase in net assets resulting from capital share transactions	67,545	217,437

Total Increase in Net Assets	70,322	207,080
Net Assets at beginning of period	491,652	260,063
Net Assets at end of the period	$561,974	$467,143

NAV at end of the period	$7.92	$8.35

Common shares outstanding, beginning of period	62,382,044	30,967,120
Issuance of common shares	7,328,503	23,805,418
Issuance of common shares pursuant to distribution reinvestment plan	2,311,510	1,308,733
Repurchase of common shares	(1,079,994)	(168,806)
Common shares outstanding, end of period	70,942,063	55,912,465

See notes to the condensed consolidated financial statements.

HMS Income Fund, Inc.
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)
(Unaudited)

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$37,771	$13,274
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Principal repayments received and proceeds from sales of investments in portfolio companies	222,423	110,813
Investments in portfolio companies	(275,098)	(533,963)
Net unrealized (appreciation) depreciation of portfolio investments	(12,929)	11,517
Net realized loss (gain) on sale of portfolio investments	11,964	(130)
Amortization of deferred financing costs	1,115	813
Amortization of deferred offering costs	422	—
Accretion of unearned income	(7,778)	(2,322)
Net payment-in-kind interest accrual	(255)	(716)
Changes in other assets and liabilities:
Interest receivable	873	(3,594)
Prepaid and other assets	(9)	(229)
Due to affiliates	342	5,900
Accounts payable and other liabilities	181	271
Payable for unsettled trades	709	(3,053)
Net cash used in operating activities	(20,269)	(401,419)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	63,447	227,755
Redemption of common shares	(8,423)	(1,445)
Payment of selling commissions and dealer manager fees	(5,687)	(20,468)
Payment of offering costs	(1,226)	(3,644)
Payment of stockholder distributions	(16,375)	(10,607)
Repayments on notes payable	(255,000)	(106,664)
Proceeds from notes payable	260,000	318,800
Payment of deferred financing costs	(428)	(3,542)
Net cash provided by financing activities	36,308	400,185

Net increase (decrease) in cash and cash equivalents	16,039	(1,234)

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	24,001	19,868

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$40,040	$18,634

See notes to the condensed consolidated financial statements.

HMS Income Fund, Inc. Condensed Consolidated Schedule of Investments
As of September 30, 2016
(dollars in thousands) (Unaudited)
Portfolio Company (1) (3)	Business Description	Type of Investment (2) (3)	Index Rate (22)	Principal (7)	Cost (7)	Fair Value

Control Investments (6)
GRT Rubber Technologies, LLC (8) (10) (13)	Engineered Rubber Product Manufacturer	LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.00%, Secured Debt (Maturity - December 19, 2019)	1 month LIBOR	$6,641	$6,544	$6,641
		Member Units (2,896 shares)	—	—	6,435	8,881
					12,979	15,522

Subtotal Control Investments (6) (2% of total investments at fair value)					$12,979	$15,522

Affiliate Investments (4)
AFG Capital Group, LLC (10) (13)	Provider of Rent-to-Own Financing Solutions and Services	Member Units (46 shares)	—	—	$300	$632
		Warrants (10 equivalent shares, Expiration - November 7, 2024)	—	—	65	155
					365	787
EIG Traverse Co-Investment, LP (9) (15)	Investment Partnership	LP Interests (EIG Traverse Co-Investment, LP) (Fully diluted 22.20%) (16)	—	—	9,805	10,028
Freeport First Lien Loan Fund III, LP (9) (15)	Investment Partnership	LP Interests (Freeport First Lien Loan Fund III, LP) (Fully diluted 6.00%) (16)	—	—	3,564	3,564
Gamber-Johnson Holdings, LLC (8) (10) (13)	Manufacturer of Ruggedized Computer Mounting Systems	LIBOR Plus 11.00% (Floor 1.00%), Current Coupon 12.00%, Secured Debt (Maturity - June 24, 2021)	1 month LIBOR	5,000	4,898	4,898
		Common Stock (1,759.94 shares)		—	3,031	3,031
					7,929	7,929
Guerdon Modular Holdings, Inc. (10) (13)	Multi-Family and Commercial Modular Construction Company	9.00% Current / 4.00% PIK Secured Debt (Maturity - August 13, 2019)	None	2,641	2,592	2,613
		Common Stock (53,008 shares)	—	—	746	20
		Class B Preferred Units (20,250 shares)	—	—	285	285
					3,623	2,918
Gulf Publishing Holdings, LLC (10) (13)	Energy Focused Media and Publishing	12.50% Secured Debt (Maturity - April 29, 2021)	None	2,500	2,453	2,453
		Member Units (781 Shares)		—	781	781
					3,234	3,234
HW Temps LLC (8) (10) (13)	Temporary Staffing Solutions	LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 10.50%, Secured Debt (Maturity - July 2, 2020)	1 month LIBOR	2,494	2,538	2,538
		Preferred Member Units (800 shares) (16)	—	—	986	1,090
					3,524	3,628
Industrial Services Investments, LLC (11)	Industrial Cleaning Services	11.25% Current / .75% PIK, Current Coupon 12.00%, Unsecured Debt (Maturity - December 17, 2022) (17)	None	10,500	10,300	10,300
		Common Stock (2,100 shares)		—	2,100	2,100
					12,400	12,400
M.H. Corbin Holding, LLC (10) (13)	Manufacturer and Distributor of Traffic Safety Products	10.00% Secured Debt (Maturity - August 31, 2021)	None	3,369	3,341	3,341
		Preferred Member Units (1,000 shares)		—	1,500	1,500
					4,841	4,841
Mystic Logistics, Inc. (10) (13)	Logistics and Distribution Services Provider for Large Volume Mailers	12.00% Secured Debt (Maturity - August 15, 2019)	None	2,294	2,243	2,294
		Common Stock (1,468 shares) (16)	—	—	680	1,288
					2,923	3,582
SoftTouch Medical Holdings LLC (8) (10) (13)	Home Provider of Pediatric Durable Medical Equipment	LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.00%, Secured Debt (Maturity - October 31, 2019)	1 month LIBOR	1,275	1,258	1,275
		Member Units (785 shares) (16)	—	—	870	1,530
					2,128	2,805

Subtotal Affiliate Investments (4) (6% of total investments at fair value)					$54,336	$55,716

Non-Control/Non-Affiliate Investments (5)
AccuMed Corporation (8) (11)	Medical Device Contract Manufacturer	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity - October 29, 2020)	1 month LIBOR	$10,306	$10,172	$10,306
Adams Publishing Group, LLC (8) (11)	Local Newspaper Operator	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity - November 3, 2020)	3 month LIBOR	7,955	7,812	7,753
Ahead, LLC (8) (11)	IT Infrastructure Value Added Reseller	LIBOR Plus 6.50%, Current Coupon 7.34%, Secured Debt (Maturity - November 2, 2020)	3 month LIBOR	9,625	9,373	9,601
Allflex Holdings III Inc. (8)	Manufacturer of Livestock Identification Products	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity - July 19, 2021) (14)	3 month LIBOR	14,922	15,013	14,996
American Scaffold Holdings, Inc. (8) (11)	Marine Scaffolding Service Provider	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity - March 31, 2022)	1 month LIBOR	7,406	7,299	7,369
American Teleconferencing Services, Ltd. (8)	Provider of Audio Conferencing and Video Collaboration Solutions	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity - December 8, 2021)	3 month LIBOR	12,187	11,015	11,897
AmeriTech College Operations, LLC (10) (13)	For-Profit Nursing and Healthcare College	10.00% Secured Debt, (Maturity - January 31, 2020)	None	375	375	375
		10.00% Secured Debt, (Maturity - November 30, 2019)	None	61	60	61
		10.00% Secured Debt, (Maturity - November 30, 2019)	None	64	64	64
		Preferred Member Units (364 shares, 5.00% cumulative) (16)	—	—	284	284
					783	784
AP Gaming I, LLC (8) (11)	Developer, Manufacturer, and Operator of Gaming Machines	LIBOR Plus 8.25% (Floor 1.00%), Current Coupon 9.25%, Secured Debt (Maturity - December 21, 2020)	3 month LIBOR	11,320	11,218	10,874
Apex Linen Service, Inc. (10) (13)	Industrial Launderers	13.00% Secured Debt, (Maturity - October 30, 2022)	None	3,604	3,543	3,543
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - October 30, 2022)	1 month LIBOR	600	600	600
					4,143	4,143
Aptean, Inc. (8)	Enterprise Application Software Provider	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity - February 26, 2021) (14)	3 month LIBOR	12,500	12,307	12,320
Arcus Hunting, LLC (8) (11)	Manufacturer of Bowhunting and Archery Products and Accessories	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity - November 13, 2019)	1 month LIBOR	8,461	8,326	8,372
Artel, LLC (8)	Provider of Secure Satellite Network and IT Solutions	LIBOR Plus 7.00% (Floor 1.25%), 7.25% Current/1.00% PIK, Current Coupon 8.25%, Secured Debt (Maturity - November 27, 2017)	3 month LIBOR	3,088	3,048	2,655
ATI Investment Sub, Inc. (8)	Manufacturer of Solar Tracking Systems	LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.25%, Secured Debt (Maturity - June 22, 2021)	3 month LIBOR	9,750	9,560	9,726
ATX Networks Corp. (8) (9)	Provider of Radio Frequency Management Equipment	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - June 11, 2021)	3 month LIBOR	14,813	14,567	14,516
BarFly Ventures, LLC (11)	Casual Restaurant Group	12.00% Secured Debt (Maturity - August 30, 2020)	None	1,986	1,953	1,920
		Warrants (.364 equivalent units, Expiration - August 31, 2025)	—	—	158	81
		Options (.731 equivalent units)	—	—	133	141
					2,244	2,142
BBB Tank Services, LLC (10) (13)	Maintenance, Repair and Construction Services to the Above-Ground Storage Tank Market	12.00% Current / 1.00% PIK, Current Coupon 13.00%, Secured Debt (Maturity - April 8, 2021)	None	1,088	1,069	1,069
		Member Units (200,000 shares)	—	—	200	200
					1,269	1,269

Berry Aviation, Inc. (11)	Airline Charter Service Operator	12.00% Current / 1.75% PIK, Current Coupon 13.75%, Secured Debt (Maturity - January 30, 2020) (14)	None	1,407	1,389	1,397
		Common Stock (138 shares)	—	—	100	190
					1,489	1,587
Bioventus, LLC (8) (11)	Production of Orthopedic Healing Products	LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 11.00%, Secured Debt (Maturity - April, 10, 2020) (14)	1 month LIBOR	7,000	6,905	7,018
Blackhawk Specialty Tools LLC (8)	Oilfield Equipment & Services	LIBOR Plus 5.25% (Floor 1.25%), Current Coupon 6.50%, Secured Debt (Maturity - August 1, 2019)	3 month LIBOR	8,141	7,702	6,106
Blue Bird Body Company (8) (9)	School Bus Manufacturer	LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity - June 26, 2020)	3 month LIBOR	3,707	3,670	3,721
Bluestem Brands, Inc. (8)	Multi-Channel Retailer of General Merchandise	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity - November 6, 2020)	3 month LIBOR	14,013	13,769	12,279
Brightwood Capital Fund III, LP (9) (15)	Investment Partnership	LP Interests (Brightwood Capital Fund III, LP) (Fully diluted .52%) (16)	—	—	3,825	3,532
Brundage-Bone Concrete Pumping, Inc.	Construction Services Provider	10.38% Secured Bond (Maturity - September 1, 2021) (14)	None	12,000	12,091	12,840
Buca C, LLC (8) (10) (13)	Casual Restaurant Group	LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.25%, Secured Debt (Maturity - June 30, 2020)	1 month LIBOR	14,914	14,679	14,914
		Preferred Member Units (4 units, 6.00% cumulative) (16)	—	—	2,547	3,737
					17,226	18,651
CAI Software, LLC (10) (13)	Provider of Specialized Enterprise Resource Planning Software	12.00% Secured Debt (Maturity - October 10, 2019)	None	945	927	945
		Member Units (16,339 shares)	—	—	163	537
					1,090	1,482
CapFusion Holding, LLC (9) (10) (13)	Business Lender	13.00% Secured Debt (Maturity - March 25, 2021)	None	3,200	2,883	2,883
		Warrants (400 equivalent shares, Expiration - March 24, 2026)	—	—	300	300
					3,183	3,183
CJ Holding Company (8) (18)	Oil and Gas Equipment and Services	Prime Plus 6.50% (Floor 3.50%), Current Coupon 10.00%, Secured Debt (Maturity - March 24, 2020) (18)	PRIME	5,940	5,212	4,973
		LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.00%, Secured Debt (Maturity - March 31, 2017)	3 month LIBOR	83	82	83
					5,294	5,056
Cenveo Corporation	Provider of Commercial Printing, Envelopes, Labels, Printed Office Products	6.00% Secured Bond (Maturity - August 1, 2019)	None	15,000	12,854	13,313
Charlotte Russe, Inc. (8)	Fast-Fashion Retailer to Young Women	LIBOR Plus 5.50% (Floor 1.25%), Current Coupon 6.75%, Secured Debt (Maturity - May 22, 2019)	3 month LIBOR	15,101	14,901	7,475
Clarius BIGS, LLC (11) (13) (18)	Prints & Advertising Film Financing	15.00% PIK Secured Debt (Maturity - January 5, 2015) (18)	None	2,196	1,938	116
		20.00% PIK Secured Debt (Maturity - January 5, 2015) (18)	None	793	700	42
					2,638	158
Compuware Corporation (8)	Provider of Software and Supporting Services	LIBOR Plus 5.25% (Floor 1.00%), Current Coupon 6.25%, Secured Debt (Maturity - December 15, 2019)	3 month LIBOR	12,435	12,149	12,482
Covenant Surgical Partners, Inc.	Ambulatory Surgical Centers	8.75% Secured Debt (Maturity - August 1, 2019)	None	9,500	9,500	9,120
CRGT, Inc. (8)	Provider of Custom Software Development	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity - December 18, 2020)	3 month LIBOR	10,454	10,286	10,481
CST Industries, Inc. (8)	Storage Tank Manufacturer	LIBOR Plus 6.25% (Floor 1.50%), Current Coupon 7.75%, Secured Debt (Maturity - May 22, 2017)	3 month LIBOR	2,948	2,953	2,948
Datacom, LLC (10) (13)	Technology and Telecommunications Provider	5.25% Current / 5.25% PIK, Current Coupon 10.50% Secured Debt (Maturity - May 30, 2019)	None	1,379	1,363	1,305
		Class A Preferred Member Units (1,530 units, 15.00% cumulative) (16)	—	131	131	146
		Class B Preferred Member Units (717 units)	—	670	670	197
					2,164	1,648
Digital River, Inc. (8)	Provider of Outsourced e-Commerce Solutions and Services	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity - February 12, 2021)	3 month LIBOR	14,586	14,471	14,558
East West Copolymer & Rubber, LLC (10) (13)	Manufacturer of Synthetic Rubbers	12.00% Current / 2.00% PIK, Current Coupon 14.00%, Secured Debt (Maturity - October 17, 2019)	None	2,400	2,347	2,347
		Warrants (627,697 equivalent shares, Expiration - October 15, 2024)	—	—	13	—
					2,360	2,347
ECP-PF Holdings Groups, Inc. (11)	Fitness Club Operator	LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.00%, Secured Debt (Maturity - November 26, 2019)	3 month LIBOR	1,875	1,862	1,863
Evergreen Skills Lux S.á r.l. (d/b/a Skillsoft) (8) (9)	Technology-Based Performance Support Solutions	LIBOR Plus 8.25% (Floor 1.00%), Current Coupon 9.25%, Secured Debt (Maturity - April 28, 2022) (14)	3 month LIBOR	10,902	10,427	6,623
Flavors Holdings, Inc. (8)	Global Provider of Flavoring and Sweetening Products and Solutions	LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 6.75%, Secured Debt (Maturity - April 3, 2020)	3 month LIBOR	11,940	11,361	10,149
Fram Group Holdings, Inc. (8)	Manufacturer of Automotive Maintenance Products	LIBOR Plus 5.50% (Floor 1.50%), Current Coupon 7.00%, Secured Debt (Maturity - July 29, 2017)	1 month LIBOR	7,776	7,618	7,508
GST Autoleather, Inc. (8)	Automotive Leather Manufacturer	LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity - July 10, 2020)	3 month LIBOR	12,204	12,065	11,975
Guitar Center, Inc.	Musical Instruments Retailer	6.50% Secured Bond (Maturity - April 15, 2019)	None	15,015	14,042	13,213
Hojeij Branded Foods, LLC (8) (11)	Multi-Airport, Multi-Concept Restaurant Operator	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity - July 28, 2021)	3 month LIBOR	5,432	5,388	5,388
Horizon Global Corporation (8) (9)	Auto Parts Manufacturer	Prime Plus 5.00% (Floor 3.50%), Current Coupon 8.50%, Secured Debt (Maturity - June 30, 2021)	PRIME	12,188	12,003	12,309
Hunter Defense Technologies, Inc. (8)	Provider of Military and Commercial Shelters and Systems	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - August 5, 2019)	3 Month LIBOR	14,144	13,489	12,376
Hygea Holdings Corp. (8) (11)	Provider of Physician Services	LIBOR Plus 9.25%, Current Coupon 10.08% Secured Debt (Maturity - February 24, 2019)	3 Month LIBOR	7,875	7,322	7,454
		Warrants (4,880,735 equivalent shares, Expiration - February 24, 2023)	—	—	369	490
					7,691	7,944
iEnergizer Limited (8) (9) (12)	Provider of Business Outsourcing Solutions	LIBOR 6.00% (Floor 1.25%), Current Coupon 7.25%, Secured Debt (Maturity - May 1, 2019)	1 month LIBOR	8,934	8,420	8,577
Indivior Finance, LLC (8) (9)	Specialty Pharmaceutical Company Treating Opioid Dependence	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - December 19, 2019)	3 month LIBOR	9,125	8,721	9,148
Industrial Container Services, LLC (8) (11)	Steel Drum Reconditioner	LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 6.75%, Secured Debt (Maturity - December 31, 2018)	3 month LIBOR	8,949	8,885	8,930
Inn of the Mountain Gods Resort and Casino	Hotel & Casino Owner & Operator	9.25% Secured Bond (Maturity - November 30, 2020)	None	10,749	10,575	9,782
Intertain Group Limited (8) (9)	Business-to-Consumer Online Gaming Operator	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity - April 8, 2022)	1 month LIBOR	9,056	8,927	9,045
iPayment, Inc. (8)	Provider of Merchant Acquisition	LIBOR Plus 5.25% (Floor 1.50%), Current Coupon 6.75%, Secured Debt (Maturity - May 8, 2017)	3 month LIBOR	15,115	15,063	14,360
iQor US Inc. (8)	Business Process Outsourcing Services Provider	LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity - April 1, 2021)	3 month LIBOR	7,777	7,330	6,747
IronGate Energy Services, LLC (18)	Oil and Gas Services	11.00% Secured Bond (Maturity - July 1, 2018) (18)	None	5,825	5,827	1,398
Jackmont Hospitality, Inc. (8) (11)	Franchisee of Casual Dining Restaurants	LIBOR Plus 4.25% (Floor 1.00%)/ 2.50% PIK , Current Coupon 7.75%, Secured Debt (Maturity - May 26, 2021)	1 month LIBOR	8,888	8,856	8,556
Joerns Healthcare, LLC (8)	Manufacturer and Distributor of Health Care Equipment & Supplies	LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity - May 9, 2020)	1 month LIBOR	12,203	11,963	11,593
JSS Holdings, Inc. (8)	Aircraft Maintenance Program Provider	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity - August 31, 2021)	3 month LIBOR	14,013	13,720	13,942
Kellermeyer Bergensons Services, LLC (8)	Outsourced Janitorial Services to Retail/Grocery Customers	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity - April 29, 2022) (14)	3 month LIBOR	14,700	14,601	13,965
Kendra Scott, LLC (8)	Jewelry Retail Stores	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - July 17, 2020)	3 month LIBOR	9,500	9,425	9,453
Keypoint Government Solutions, Inc. (8)	Provider of Pre-Employment Screening Services	LIBOR Plus 6.50% (Floor 1.25%), Current Coupon 7.75%, Secured Debt (Maturity - November 13, 2017)	3 month LIBOR	1,829	1,824	1,820
LaMi Products, LLC (8) (11)	General Merchandise Distribution	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity - September 16, 2020)	3 month LIBOR	10,735	10,556	10,708
Larchmont Resources, LLC (8) (18)	Oil & Gas Exploration & Production	Prime Plus 7.75% (Floor 3.50%), Current Coupon 11.25%, Secured Debt (Maturity - August 7, 2019) (18)	PRIME	13,230	11,956	4,234
Legendary Pictures Funding, LLC (8) (11)	Producer of TV, Film, and Comic Content	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - April 22, 2020)	3 month LIBOR	7,500	7,387	7,519
LJ Host Merger Sub, Inc. (8)	Managed Services and Hosting Provider	LIBOR Plus 4.75% (Floor 1.25%), Current Coupon 6.00%, Secured Debt (Maturity - December 13, 2019)	3 month LIBOR	4,915	4,905	4,732
Logix Acquisition Company, LLC (8) (11)	Competitive Local Exchange Carrier	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity - June 24, 2021)	3 month LIBOR	8,672	8,526	8,526
Minute Key, Inc. (10) (13)	Operator of Automated Key Duplication Kiosk	10.00% Current / 2.00% PIK Secured Debt (Maturity - September 19, 2019) (14)	None	3,885	3,794	3,794
		Warrants (359,352 equivalent shares, Expiration - May 20, 2025)	—	—	70	106
					3,864	3,900
Mood Media Corporation (8) (9)	Provider of Electronic Equipment	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - May 1, 2019)	3 month LIBOR	14,860	14,848	14,148
New Media Holdings II LLC (8) (9)	Local Newspaper Operator	LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.25%, Secured Debt (Maturity - June 4, 2020)	3 month LIBOR	14,744	14,607	14,651
North American Lifting Holdings, Inc. (8)	Crane Service Provider	LIBOR Plus 4.50% (Floor 1.00%), Current Coupon 5.50%, Secured Debt (Maturity - November 27, 2020)	3 month LIBOR	1,085	835	885
North Atlantic Trading Company, Inc. (8)	Marketer/Distributor of Tobacco	Prime Plus 5.50% (Floor 3.50%), Current Coupon 9.00%, Secured Debt (Maturity - January 13, 2020)	PRIME	10,928	10,940	10,853
Novitex Acquisition, LLC (8)	Provider of Document Management Services	LIBOR Plus 6.75% (Floor 1.25%), Current Coupon 8.00%, Secured Debt (Maturity - July 7, 2020)	3 month LIBOR	11,409	11,144	10,725
NTM Acquisition Corp. (8)	Provider of B2B Travel Information Content	LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.25%, Secured Debt (Maturity - June 7, 2022)	3 month LIBOR	4,197	4,135	4,176
Pardus Oil & Gas, LLC	Oil & Gas Exploration and Production	13.00% PIK, Secured Debt (Maturity - November 12, 2021)	None	517	517	517
		5.00% PIK, Secured Debt (Maturity - May 13, 2022) (14)	None	928	928	928
		Class A units (1,331 shares)	—	—	1,331	1,331
					2,776	2,776
Paris Presents, Inc. (8)	Branded Cosmetic and Bath Accessories	LIBOR Plus 8.25% (Floor 1.00%), Current Coupon 9.25%, Secured Debt (Maturity - December 31, 2021) (14)	1 month LIBOR	7,500	7,377	7,350
Parq Holdings, LP (8) (9)	Hotel and Casino Operator	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity - December 17, 2020)	1 month LIBOR	12,500	12,371	12,000
Permian Holdings, Inc. (18)	Storage Tank Manufacturer	10.50% Secured Bond (Maturity - January 15, 2018) (18)	None	6,885	5,917	1,962
Pernix Therapeutics Holdings, Inc. (11)	Pharmaceutical Royalty - Anti-Migraine	12.00% Secured Bond (Maturity - August 1, 2020)	None	3,016	2,988	2,907
Pike Corporation (8)	Construction and Maintenance Services for Electric Transmission and Distribution Infrastructure	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity - June 22, 2022) (14)	2 month LIBOR	13,334	13,061	13,275
Polycom, Inc. (8) (12)	Provider of Audio and Video Communication Solutions	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity - September 27, 2023)	1 month LIBOR	12,500	12,000	12,062
Premier Dental Services, Inc. (8)	Dental Care Services	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity - November 1, 2018)	3 month LIBOR	4,511	4,495	4,505
Prowler Acquisition Corporation (8) (12)	Specialty Distributor to the Energy Sector	LIBOR Plus 4.50% (Floor 1.00%), Current Coupon 5.50%, Secured Debt (Maturity - January 28, 2020)	3 month LIBOR	11,358	9,829	8,689
Raley's, Inc. (8)	Family-Owned Supermarket Chain in California	LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.25%, Secured Debt (Maturity - May 18, 2022)	3 month LIBOR	4,230	4,157	4,238
Redbox Automated Retail, LLC (8) (12)	Operator of Home Media Entertainment Kiosks	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity - September 27, 2021)	3 month LIBOR	15,000	14,550	14,700
Renaissance Learning, Inc. (8)	Technology-based K-12 Learning Solutions	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity - April 11, 2022) (14)	3 month LIBOR	12,950	12,533	12,766
RGL Reservoir Operations, Inc. (8) (9)	Oil & Gas Equipment & Services	LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity - August 13, 2021)	3 month LIBOR	3,920	3,832	882
RLJ Entertainment, Inc. (8) (11)	Movie and TV Programming Licensee and Distributor	LIBOR Plus 8.75% (Floor 0.25%), Current Coupon 9.54%, Secured Debt (Maturity - September 11, 2019)	3 month LIBOR	7,834	7,617	7,834
RM Bidder, LLC (11)	Full-scale Film and Television Production	Common Stock (1,854 shares)	—	—	31	29
		Series A Warrants (124,915 equivalent shares, Expiration - October 20, 2025)	—	—	284	200
		Series B Warrants (93,686 equivalent shares, Expiration - October 20, 2025)	—	—	—	—
					315	229
Sage Automotive Interiors, Inc (8)	Automotive Textiles Manufacturer	LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.00%, Secured Debt (Maturity - October 8, 2021) (14)	3 month LIBOR	11,927	11,864	11,807
Salient Partners, LP (8)	Provider of Asset Management Services	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity - June 9, 2021)	3 month LIBOR	12,090	11,758	11,576
School Specialty, Inc. (8)	Distributor of Education Supplies and Furniture	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity - June 11, 2019)	1 month LIBOR	5,467	5,390	5,413
Sigma Electric Manufacturing Corp. (8) (11)	Manufacturer and Distributor of Electrical Fittings and Parts	LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.25%, Secured Debt (Maturity - May 13, 2019)	3 Month LIBOR	9,328	9,328	9,328
Sorenson Communications, Inc.	Manufacturer of Communication Products for Hearing Impaired	9.00% Secured Bond (Maturity - October 31, 2020) (14)	None	11,710	11,287	10,304
		LIBOR Plus 5.75% (Floor 2.25%), Current Coupon 8.00%, Secured Debt (Maturity - April 30, 2020)	3 month LIBOR	2,985	2,964	2,985
					14,251	13,289
Sotera Defense Solutions, Inc. (8)	Defense Industry Intelligence Services	LIBOR Plus 7.50% (Floor 1.50%), Current Coupon 9.00%, Secured Debt (Maturity - April 21, 2017)	3 month LIBOR	3,220	3,172	3,091
Stardust Finance Holdings, Inc. (8)	Manufacturer of Diversified Building Products	LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity - March 13, 2022)	3 month LIBOR	4,971	4,841	4,955
Synagro Infrastructure Company, Inc. (8)	Waste Management Services	LIBOR Plus 5.25% (Floor 1.00%), Current Coupon 6.25%, Secured Debt (Maturity - August 22, 2020)	3 month LIBOR	2,704	2,686	2,278
TaxAct, Inc. (8)	Provider of Tax Preparation Solutions	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - January 3, 2023)	1 month LIBOR	7,375	7,220	7,509
Teleguam Holdings, LLC (8)	Cable and Telecom Services Provider	LIBOR Plus 7.50% (Floor 1.25%), Current Coupon 8.75%, Secured Debt (Maturity - June 10, 2019) (14)	1 month LIBOR	5,540	5,548	5,512
Templar Energy, LLC	Oil & Gas Exploration & Production	Common Units (72,785 units)	—	—	728	528
Tervita Corporation (8) (9)	Oil and Gas Environmental Services	LIBOR Plus 5.00% (Floor 1.25%), Current Coupon 6.25%, Secured Debt (Maturity - May 15, 2018)	3 month LIBOR	821	826	817
The Topps Company, Inc. (8)	Trading Cards & Confectionary	LIBOR Plus 6.00% (Floor 1.25%), Current Coupon 7.25%, Secured Debt (Maturity - October 2, 2018)	3 month LIBOR	1,112	1,107	1,108
TOMS Shoes, LLC (8)	Global Designer, Distributor, and Retailer of Casual Footwear	LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity - October 30, 2020)	3 month LIBOR	4,925	4,566	3,644
Travel Leaders Group, LLC (8)	Travel Agency Network Provider	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - December 7, 2020)	3 month LIBOR	16,223	16,131	16,162
Unirush LLC (10) (13)	Provider of Prepaid Debit Card Solutions	12.00% Secured Debt (Maturity Date - February 1, 2019)	None	3,000	2,711	2,711
		Warrants (111,181 equivalent shares, Expiration - February 2, 2026)	—	—	313	313
					3,024	3,024
U.S. Telepacific Corp. (8) (11)	Provider of Communications and Managed Services	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity - February 24, 2021)	3 month LIBOR	7,500	7,370	7,370
USJ-IMECO Holding Company, LLC (8)	Marine Interior Design and Installation	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - April 16, 2020)	3 month LIBOR	7,385	7,370	7,348
Valley Healthcare Group, LLC (8) (10) (13)	Provider of Durable Medical Equipment	LIBOR Plus 12.50% (Floor .50%), Current Coupon 13.00%, Secured Debt (Maturity - December 29, 2020)	1 month LIBOR	2,679	2,631	2,631
		Preferred Member Units (400 shares)	—	—	400	400
					3,031	3,031
VCVH Holding Corp. (8)	Healthcare Technology Services Focused on Revenue Maximization	LIBOR Plus 9.25% (Floor 1.00%), Current Coupon 10.25%, Secured Debt (Maturity - June 1, 2024) (14)	3 month LIBOR	3,500	3,415	3,482
Volusion, LLC (10)	Provider of Online Software-as-a-Service eCommerce Solutions	13.00% Secured Debt (Maturity - January 24, 2020)	None	7,500	6,956	6,956
		Preferred Member Units (2,090,001 shares)	—	—	6,000	6,000
		Warrants (407,408 equivalent shares, Expiration - January 26, 2025)	—	—	600	600
					13,556	13,556
Wellnext, LLC (8) (11)	Manufacturer of Supplements and Vitamins	LIBOR Plus 9.00% (Floor 0.50%), Current Coupon 9.50%, Secured Debt (Maturity - May 23, 2021)	3 month LIBOR	10,122	10,025	10,025
Worley Claims Services, LLC (8) (11)	Insurance Adjustment Management and Services Provider	LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.00%, Secured Debt (Maturity - October 31, 2020)	1 month LIBOR	6,386	6,340	6,168
YP Holdings LLC (8)	Online and Offline Advertising Operator	LIBOR Plus 11.00% (Floor 1.25%), Current Coupon 12.25%, Secured Debt (Maturity - June 4, 2018)	1 month LIBOR	14,165	13,851	13,740

Subtotal Non-Control/Non-Affiliate Investments (5) (89% of total portfolio investments at fair value)					$903,671	$861,365

Total Portfolio Investments					$970,986	$932,603

Short Term Investments (20)
Fidelity Institutional Money Market Funds	—	Prime Money Market Portfolio, Class III Shares (21)	—	—	$27,874	$27,874
UMB Bank Money Market Account (21)	—	—			681	681
US Bank Money Market Account (21)	—	—	—	—	9,992	9,992

Total Short Term Investments					$38,547	$38,547
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
(9) The investment is not a qualifying asset in an eligible portfolio company under Section 55(a) of the 1940 Act. A business development company (“BDC”) may not acquire any asset other than qualifying assets in eligible portfolio companies unless, at the time the acquisition is made, qualifying assets represent at least 70% of the BDC's total assets. As of September 30, 2016, approximately 12.8% of the Company's investments were considered non-qualifying.
(10) Investment is classified as a Lower Middle Market investment.
(11) Investment is classified as a Private Loan portfolio investment.
(12) Investment or portion of investment is under contract to purchase and met trade date accounting criteria as of September 30, 2016. Settlement occurred or is scheduled to occur after September 30, 2016.
(13) Investment serviced by Main Street Capital Corporation pursuant to servicing arrangements with the Company.
(14) Second lien secured debt investment.
(15) Investment is classified as an Other Portfolio investment.
(16) Income producing through dividends or distributions.
(17) Unsecured debt investment.
(18) Investment is on non-accrual status as of September 30, 2016.
(19) Maturity date is under on-going negotiations with the portfolio company and other lenders, if applicable.
(20) Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less.
(21) Effective yield as of September 30, 2016 was approximately 0.01%.
(22) The 1, 2, 3, and 6-month London Interbank Offered Rate ("LIBOR") rates were 0.53%, 0.65%, 0.85% and 1.24%, respectively, as of September 30, 2016. The actual LIBOR rate for each loan listed may not be the applicable LIBOR rate as of September 30, 2016, as the loan may have been priced or repriced based on a LIBOR rate prior to or subsequent to September 30, 2016. The prime rate was 3.50% as of September 30, 2016.

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
(12) Investment or portion of investment is under contract to purchase and met trade date accounting criteria as of December 31, 2015. Settlement occurred or was scheduled to occur after December 31, 2015.
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

The Company previously registered for sale up to 150,000,000 shares of common stock pursuant to a registration statement on Form N-2 (File No. 333-178548) which was initially declared effective by the Securities and Exchange Commission (the “SEC”) on June 4, 2012 (the “Initial Offering”). The Initial Offering terminated on December 1, 2015. The Company raised approximately $601.2 million under the Initial Offering, including proceeds from the dividend reinvestment plan of approximately $22.0 million. The Company also registered for sale up to $1,500,000,000 worth of shares of common stock (the "Offering") pursuant to a new registration statement on Form N-2 (File No. 333-204659), as amended, most recently declared effective on October 6, 2016. As of September 30, 2016, the Company had raised approximately $81.7 million in the Offering, including proceeds from the distribution reinvestment plan of approximately $18.3 million.

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

The Company's wholly owned subsidiaries, HMS Funding I LLC (“HMS Funding”) and HMS Equity Holding, LLC (“HMS Equity Holding”), were both organized as Delaware limited liability companies in 2014. HMS Funding was created pursuant to the Capital One Credit Facility (as defined below in Note 4 - Borrowings) in order to function as a "Structured Subsidiary," which is permitted to incur debt outside of the Capital One Credit Facility since it is not a guarantor under the Capital One Credit Facility. HMS Equity Holding, which has elected to be a taxable entity, primarily holds equity investments in certain portfolio companies which are “pass through” entities for tax purposes.

The business of the Company is managed by HMS Adviser LP (the “Adviser”), a Texas limited partnership and affiliate of Hines Interests Limited Partnership (“Hines”), under an Investment Advisory and Administrative Services Agreement dated May 31, 2012, (as amended, the “Investment Advisory Agreement”). The Company and the Adviser have retained MSC Adviser I, LLC (the "Sub-Adviser"), a wholly owned subsidiary of Main Street Capital Corporation ("Main Street"), a New York Stock Exchange listed BDC, as the Company’s investment sub-adviser, pursuant to an Investment Sub-Advisory Agreement (the “Sub-Advisory Agreement”), to identify, evaluate, negotiate and structure prospective investments, make investment and portfolio management recommendations for approval by the Adviser, monitor the Company’s investment portfolio and provide certain ongoing administrative services to the Adviser. The Adviser and the Sub-Adviser are collectively referred to as the “Advisers,” and each is registered under the Investment Advisers Act of 1940, as amended. Upon the execution of the Sub-Advisory Agreement, Main Street became an affiliated person of the Company. The Company has engaged Hines Securities, Inc. (the “Dealer Manager”), an affiliate of the Adviser, to serve as the Dealer Manager for the Offering. The Dealer Manager is responsible for marketing the Company’s shares of common stock being offered pursuant to the Offering.

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company’s wholly-owned consolidated subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Under the 1940 Act rules, regulations pursuant to Article 6 of Regulation S-X and Topic 946 of the Accounting Standards Codification, as amended (the "ASC"), of the Financial Accounting Standards Board ("FASB"), Financial Services-Investment Companies, the Company is precluded from consolidating portfolio company investments, including those in which the Company has a controlling interest, unless the portfolio company is a wholly-owned investment company. An exception to this general principle occurs if the Company owns a controlled operating company whose purpose is to provide services to the Company such as an investment adviser or transfer agent. None of the Company’s investments qualifies for this exception. Therefore, the Company’s portfolio company investments, including those in which the Company has a controlling interest, are carried on the balance sheet at fair value, as discussed below, with changes to fair value recognized as “Net Unrealized Appreciation (Depreciation)” on the Consolidated Statements of Operations until the investment is realized, usually upon exit, resulting in any gain or loss on exit being recognized as a realized gain or loss. However, in the event that any controlled subsidiary exceeds the tests of significance set forth in Rules 3-09 or 4-08(g) of Regulation S-X, the Company will include required financial information for such subsidiary in the notes or as an attachment to its consolidated financial statements.

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

Reclassifications

Certain amounts in the Condensed Consolidated Statements of Changes in Net Assets related to selling commissions, dealer manager fees and issuances under our dividend reinvestment plan have been disaggregated as of September 30, 2016. The prior period has been reclassified to conform to this presentation as of September 30, 2016.

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

As of September 30, 2016, the Company had six debt investments in five portfolio companies (four of which were in the oil and gas industry) that were on non-accrual status, including three debt investments in two portfolio companies that were more than 90 days past due. Each of these portfolio companies experienced a significant decline in credit quality raising doubt regarding the Company's ability to collect the principal and interest contractually due. Given the credit deterioration of these portfolio companies, the Company ceased accruing interest income on the non-accrual debt investments and wrote off any previously accrued interest deemed uncollectable. Aside from these six investments on non-accrual status as of September 30, 2016, the Company is not aware of any material changes to the creditworthiness of the borrowers underlying its debt investments.

As of December 31, 2015, the Company had three debt investments in two portfolio companies that were on non-accrual status, including two debt investments in one portfolio company that were more than 90 days past due. Each of these portfolio companies experienced a significant decline in credit quality raising doubt around the Company's ability to collect the principal and interest contractually due. Given the credit deterioration of these portfolio companies, the Company has recognized no interest income on two of the three non-accrual debt investments during the year ended December 31, 2015. For the other non-accrual debt investment, an allowance of $196,000 was booked for the interest income recognized during the three months ended December 31, 2015.

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

As of September 30, 2016 and December 31, 2015, the Company held 16 and seven investments, respectively, which contained a PIK provision. As of September 30, 2016, two of the 16 investments with PIK provisions were on non-accrual status. No PIK interest was recorded on these two non-accrual investments during the three months ended September 30, 2016. As of December 31, 2015, two of the seven investments with PIK provisions were on non-accrual status. No PIK interest was recorded on these two non-accrual investments during the year ended December 31, 2015. For the three months ended September 30, 2016, the Company capitalized $131,000 of PIK interest income. For the three months ended September 30, 2015, the Company reversed a net $32,000 of capitalized PIK interest since the PIK interest written off during the period was greater than the PIK interest capitalized during the period. For the nine months ended September 30, 2016 and 2015, the Company capitalized $255,000 and $716,000, respectively, of PIK interest income.

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

A presentation of the investment income the Company received from its Investment Portfolio in each of the periods presented (dollars in thousands) is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	(Unaudited)
Interest, Fee and Dividend Income
Interest Income	$21,317	$17,286	$62,378	$43,673
Fee Income	191	(47)	871	567
Dividend Income	726	86	1,445	259
Total Interest, Fee and Dividend Income	$22,234	$17,325	$64,694	$44,499

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

The Company has decided to change its accounting treatment of offering costs to more closely follow certain SEC interpretations. Prior to January 1, 2016, offering costs were capitalized as incurred by the Advisers and such costs, up to 1.5% of the gross proceeds, were recorded as a charge to additional paid in capital and a reduction of deferred offering costs. Effective January 1, 2016, offering costs are capitalized as deferred offering costs as incurred by the Company and subsequently amortized to expense over a 12-month period. Deferred offering costs related to an offering will be fully amortized to expense upon the expiration or earlier termination of an offering. The Company currently expects offering costs to be fully amortized by March 31, 2017, the date of the anticipated Closing. The Company evaluated this change in accounting treatment of offering costs and determined that it did not have a material impact on the Company's consolidated financial position, results of operations or cash flows for periods prior to January 1, 2016.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 supersedes the revenue recognition requirements under ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the ASC. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Under the new guidance, an entity is required to perform the following five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The new guidance will significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. Additionally, the guidance requires improved disclosures as to the nature, amount, timing and uncertainty of revenue that is recognized. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date which defers the effective date of ASU 2014-09 by one year for all entities under GAAP. The new guidance will be effective for the annual reporting period beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted for annual reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact the adoption of this new accounting standard will have on the Company's consolidated financial statements and disclosures.

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

As of September 30, 2016 and December 31, 2015, the Company’s investment portfolio was comprised of debt securities, equity investments, and Other Portfolio investments. The fair value determination for these investments primarily consisted of unobservable (Level 3) inputs.

As of September 30, 2016 and December 31, 2015, all of the Company’s LMM portfolio investments consisted of illiquid securities issued by private companies. The fair value determination for the LMM portfolio investments primarily consisted of unobservable inputs. As a result, all of the Company’s LMM portfolio investments were categorized as Level 3 as of September 30, 2016 and December 31, 2015.

As of September 30, 2016 and December 31, 2015, the Company's Middle Market portfolio investments consisted primarily of investments in secured and unsecured debt investments and independently rated debt investments. The fair value determination for these investments consisted of a combination of (1) observable inputs in non-active markets for which sufficient observable inputs were available to determine the fair value of these investments, (2) observable inputs in the non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and (3) unobservable inputs. As a result, all of the Company's Middle Market portfolio investments were categorized as Level 3 as of September 30, 2016 and December 31, 2015.

As of September 30, 2016 and December 31, 2015, the Company’s Private Loan portfolio investments consisted primarily of debt investments. The fair value determination for Private Loan investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of the Company’s Private Loan portfolio investments were categorized as Level 3 as of September 30, 2016 and December 31, 2015.

As of September 30, 2016 and December 31, 2015, the Company’s Other Portfolio investments consisted of illiquid securities issued by private companies. The Company relies primarily on information provided by managers of private investment funds in valuing these investments and considers whether it is appropriate, in light of all relevant circumstances, to value the Other Portfolio investments at the net asset value reported by the private investment fund at the time of valuation or to adjust the value to reflect a premium or discount. The fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of the Company’s Other Portfolio equity investments were categorized as Level 3 as of September 30, 2016 and December 31, 2015.

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

The following table presents fair value measurements of the Company’s investments, by major class, as of September 30, 2016 according to the fair value hierarchy (dollars in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First lien secured debt investments	$—	$—	$730,110	$730,110
Second lien secured debt investments	—	—	137,966	137,966
Unsecured debt investments	—	—	10,300	10,300
Equity investments	—	—	54,227	54,227
Total	$—	$—	$932,603	$932,603

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

The following table presents fair value measurements of the Company’s investments, by investment classification, segregated by the level within the fair value hierarchy as of September 30, 2016 (dollars in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
LMM portfolio investments	$—	$—	$102,264	$102,264
Private Loan investments	—	—	180,875	180,875
Middle Market investments	—	—	632,340	632,340
Other Portfolio investments	—	—	17,124	17,124
Total	$—	$—	$932,603	$932,603

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

The significant unobservable inputs used in the fair value measurement of the Company’s LMM equity securities and Private Loan equity securities, which are generally valued through an average of the discounted cash flow technique and the market comparable/enterprise value technique (unless one of these approaches is not applicable), are (i) EBITDA multiples and (ii) the weighted average cost of capital (“WACC”). Increases (decreases) in EBITDA multiple inputs in isolation could result in a higher (lower) fair value measurement. Conversely, increases (decreases) in WACC inputs in isolation could result in a lower (higher) fair value measurement. The significant unobservable inputs used in the fair value measurement of the Company’s LMM, Middle Market and Private Loan debt investments are (i) risk adjusted discount rates used in the yield-to-maturity valuation technique (described in Note 2 - Basis of Presentation and Summary of Significant Accounting Policies-Valuation of Portfolio Investments in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the SEC on March 11, 2016) and (ii) the percentage of expected principal recovery. Increases (decreases) in any of these discount rates in isolation would result in a significantly lower (higher) fair value measurement. Increases (decreases) in any of these expected principal recovery percentages in isolation could result in a higher (lower) fair value measurement. However, due to the nature of certain investments, fair value measurements may be based on other criteria, such as third-party appraisals of collateral and fair values as determined by independent third parties, which are not presented in the table below.

The following table, which is not intended to be all inclusive, presents the significant unobservable inputs of the Company’s Level 3 investments as of September 30, 2016 (dollars in thousands):

	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range	Weighted Average (2)
LMM equity investments	$32,013	Discounted Cash Flows	WACC	10.2% - 16.5%	12.7%
		Market Approach/Enterprise Value	EBITDA Multiples (1)	5.0x - 13.1x	7.1x
			NAV Multiple (1)	1.4x - 2.0x	1.8x
LMM debt investments	70,251	Discounted Cash Flows	Expected Principal Recovery	100.0%	100.0%
			Risk Adjusted Discount Factor	8.5% - 17.0%	10.2%
Private Loan debt investments	45,288	Market Approach	Third Party Quotes	93.8% - 99.5%	97.9%
	132,356	Discounted Cash Flows	Expected Principal Recovery	5.3% - 100.0%	99.8%
			Risk Adjusted Discount Factor	6.1% - 15.4%	8.5%
Private Loan equity investments	3,231	Market Approach/Enterprise Value	EBITDA Multiples (1)	4.5x - 11.4x	6.3x
		Discounted Cash Flow	WACC	12.6% - 13.4%	13.1%
Middle Market investments	632,340	Market Approach	Third Party Quotes	22.5% - 107.0%	94.2%
Other Portfolio investments	17,124	Market Approach	NAV	94.2% - 102.3%	100.2%
	$932,603
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

The following table provides a summary of changes in fair value of the Company’s Level 3 portfolio investments for the nine months ended September 30, 2016 (dollars in thousands):

Type of Investment	January 1, 2016 Fair Value	Transfers Into Level 3 Hierarchy	PIK Interest Accrual	New Investments(1)	Sales/ Repayments	Net Unrealized Appreciation (Depreciation)(2)	Net Realized Gain (Loss)	September 30, 2016 Fair Value
LMM Equity	$24,165	$—	$(72)	$5,457	$—	$2,463	$—	$32,013
LMM Debt	61,295	—	134	16,058	(7,481)	245	—	70,251
Private Loan Equity	530	—	—	2,602	—	99	—	3,231
Private Loan Debt	110,558	—	169	92,104	(25,952)	887	(122)	177,644
Middle Market Debt	645,913	—	24	176,767	(190,142)	9,761	(11,842)	630,481
Middle Market Equity	—	—	—	2,059	—	(200)	—	1,859
Other Portfolio	10,527	—	—	6,537	—	60	—	17,124
Total	$852,988	$—	$255	$301,584	$(223,575)	$13,315	$(11,964)	$932,603
(1) Column includes changes to investments due to the net accretion of discounts/premiums and amortization of fees.
(2) Column does not include unrealized appreciation (depreciation) on unfunded commitments.

The following table provides a summary of changes in fair value of the Company’s Level 3 portfolio investments for the nine months ended September 30, 2015 (dollars in thousands):

Type of Investment	January 1, 2015 Fair Value	Transfers Into Level 3 Hierarchy	PIK Interest Accrual	New Investments(1)	Sales/ Repayments	Net Unrealized Appreciation (Depreciation)	Net Realized Gain (Loss)	September 30, 2015 Fair Value
LMM Equity	$9,808	$—	$1	$11,827	$(15)	$1,098	$—	$22,719
LMM Debt	23,808	—	19	32,419	(1,933)	7	(49)	54,271
Private Loan Equity	—	—	—	258	—	—	—	258
Private Loan Debt	47,655	—	696	74,826	(13,481)	(3,129)	—	106,567
Middle Market Debt	391,016	—	—	402,400	(95,803)	(9,493)	179	688,299
Other Portfolio	1,575	—	—	3,008	—	—	—	4,583
Total	$473,862	$—	$716	$524,738	$(111,232)	$(11,517)	$130	$876,697
(1) Column includes changes to investments due to the net accretion of discounts/premiums and amortization of fees.

For the nine months ended September 30, 2016 and 2015, there were no transfers between Level 2 and Level 3 portfolio investments.

Portfolio Investment Composition

The composition of the Company’s investments as of September 30, 2016, at cost and fair value, was as follows (dollars in thousands):

	Investments at Cost	Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First lien secured debt investments	$768,759	79.2%	$730,110	78.3%
Second lien secured debt investments	142,129	14.6	137,966	14.8
Unsecured debt investments	10,300	1.1	10,300	1.1
Equity investments	47,626	4.9	51,982	5.6
Equity warrants	2,172	0.2	2,245	0.2
Total	$970,986	100.0%	$932,603	100.0%

The composition of the Company’s investments as of December 31, 2015, at cost and fair value, was as follows (dollars in thousands):

	Investments at Cost	Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First lien secured debt investments	$719,941	79.6%	$676,437	79.3%
Second lien secured debt investments	148,906	16.5	140,459	16.5
Unsecured debt investments	2,630	0.3	870	0.1
Equity investments	32,025	3.5	34,020	4.0
Equity warrants	1,187	0.1	1,202	0.1
Total	$904,689	100.0%	$852,988	100.0%

The composition of the Company’s investments by geographic region as of September 30, 2016, at cost and fair value, was as follows (dollars in thousands) (since the Other Portfolio investments do not represent a single geographic region, this information excludes Other Portfolio investments):

	Investments at Cost	Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Northeast	$140,821	14.8%	$135,779	14.8%
Southeast	215,447	22.6	220,387	24.1
West	154,453	16.2	141,235	15.4
Southwest	175,278	18.4	154,668	16.9
Midwest	204,581	21.4	202,913	22.2
Non-United States	63,212	6.6	60,497	6.6
Total	$953,792	100.0%	$915,479	100.0%

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

The composition of the Company’s total investments by industry as of September 30, 2016 and December 31, 2015, at cost and fair value was as follows (since the Other Portfolio investments do not represent a single industry, this information excludes Other Portfolio investments):

	Cost		Fair Value
	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Hotels, Restaurants, and Leisure	8.2%	10.7%	8.6%	11.2%
Media	7.8	7.8	7.9	7.9
Commercial Services and Supplies	7.3	5.4	7.5	5.5
Internet Software and Services	4.6	4.2	4.8	4.4
IT Services	4.6	5.4	4.7	5.5
Communications Equipment	4.6	0.6	4.9	0.6
Auto Components	4.6	3.9	4.8	3.9
Specialty Retail	4.0	4.1	3.3	3.7
Construction and Engineering	3.8	3.0	4.0	3.1
Electronic Equipment, Instruments & Components	3.5	2.8	3.6	2.8
Energy Equipment and Services	3.5	3.4	2.5	2.8
Diversified Telecommunication Services	3.2	3.1	3.2	3.3
Software	3.2	2.4	3.5	2.6
Diversified Consumer Services	2.9	4.7	2.6	4.5
Health Care Equipment and Supplies	2.9	2.1	3.0	3.2
Food Products	2.8	3.1	2.7	2.2
Oil, Gas, and Consumable Fuels	2.3	4.9	1.1	2.2
Health Care Providers and Services	2.3	4.7	2.4	3.1
Pharmaceuticals	2.0	2.1	2.1	—
Diversified Financial Services	1.9	1.7	1.9	4.7
Aerospace and Defense	1.7	1.5	1.6	—
Distributors	1.7	1.2	1.8	2.3
Food & Staples Retailing	1.5	0.6	1.6	1.7
Machinery	1.4	1.6	1.8	1.8
Internet and Catalog Retail	1.4	1.6	1.3	1.6
Professional Services	1.3	1.0	1.4	1.3
Capital Markets	1.2	0.8	1.3	1.6
Tobacco	1.1	1.3	1.2	0.6
Leisure Equipment and Products	1.0	2.1	1.0	1.3
Electrical Equipment	1.0	—	1.0	0.9
Computers and Peripherals	0.8	—	0.9	1.0
Marine	0.8	0.9	0.8	1.0
Personal Products	0.8	0.8	0.8	—
Insurance	0.7	0.7	0.7	0.9
Textiles, Apparel & Luxury Goods	0.5	1.1	0.4	0.9
Building Products	0.5	0.8	0.5	0.9
Consumer Finance	0.4	0.4	0.4	0.4
Automobiles	0.4	0.6	0.4	0.7
Healthcare Technology	0.4	—	0.4	0.6
Air Freight & Logistics	0.3	0.3	0.4	0.5
Publishing	0.3	—	0.3	—
Containers and Packaging	0.3	0.2	0.3	—
Chemicals	0.2	0.3	0.3	0.3
Airlines	0.2	0.2	0.2	0.2
Oil and Gas Exploration and Production	0.1	—	0.1	0.2
Metals and Mining	—	0.8	—	0.9
Utilities	—	1.1	—	1.2
Total	100.0%	100.0%	100.0%	100.0%

Note 4 — Borrowings

On March 11, 2014, the Company entered into a senior secured revolving credit agreement (the "Capital One Credit Facility") with Capital One, National Association (“Capital One”), as administrative agent, and with Capital One and other financial institutions as lenders. The Capital One Credit Facility, as amended, provides a borrowing capacity of $125.0 million, with an accordion provision allowing borrowing capacity to increase to $150.0 million. As of September 30, 2016, the Company had borrowings of $60.0 million outstanding and $65.0 million available on the Capital One Credit Facility. The Company estimated that the outstanding borrowings approximated fair value. As of September 30, 2016, the Company was not aware of any instances of noncompliance with covenants related to the Capital One Credit Facility.

On May 18, 2015, HMS Funding entered into an amended and restated credit agreement (the “Deutsche Bank Credit Facility”) among HMS Funding, the Company, as equityholder and servicer, Deutsche Bank AG, New York Branch (“Deutsche Bank”), as administrative agent, the financial institutions party thereto as lenders, and U.S. Bank National Association, as collateral agent and collateral custodian. The Deutsche Bank Credit Facility, as amended, provides a borrowing capacity of $385.0 million. As of September 30, 2016, the Company had borrowings of $325.0 million outstanding and $60.0 million available on the Deutsche Bank Credit Facility. The Company estimated that the outstanding borrowings approximated fair value. As of September 30, 2016, the Company was not aware of any instances of noncompliance with covenants related to the Deutsche Bank Credit Facility.

Note 5 – Financial Highlights

The following is a schedule of financial highlights of the Company for the nine months ended September 30, 2016 and 2015.

Per Share Data:	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
NAV at beginning of period	$7.88	$8.40
Results from Operations
Net investment income (1) (2)	0.55	0.55
Net realized (depreciation) (1) (2)	(0.19)	—
Net unrealized appreciation (depreciation) (1) (2)	0.20	(0.26)
Net increase in net assets resulting from operations	0.56	0.29
Stockholder distributions (1) (3)
Distributions from net investment income (1) (2)	(0.52)	(0.52)
Distributions from realized appreciation (1) (2)	—	—
Net decrease in net assets resulting from stockholder distributions	(0.52)	(0.52)
Capital share transactions
Issuance of common stock above NAV, (4) net of offering costs (1)	—	0.18
Net increase in net assets resulting from capital share transactions	—	0.18
NAV at end of the period	$7.92	$8.35

Shares outstanding at end of period	70,942,063	55,912,465
Weighted average shares outstanding	66,576,489	45,129,210

(1)	Based on weighted average number of shares of common stock outstanding for the period.

(2)	Changes in net investment income and realized and unrealized appreciation (depreciation) from investments can change significantly from period to period.

(3)	The stockholder distributions represent the stockholder distributions declared for the period.

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

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
	(dollars in thousands)
NAV at end of period	$561,974	$467,143
Average net assets	$519,511	$377,144
Average Credit Facilities borrowings	$391,750	$286,216

Ratios to average net assets:
Ratio of total expenses to average net assets (1) (2)	5.37%	5.26%
Ratio of net investment income to average net assets	7.08%	6.54%
Portfolio turnover ratio	25.02%	16.09%
Total return (3)	7.11%	5.71%

(1)
For the nine months ended September 30, 2016 and 2015, the Advisers did not waive base management fees but waived subordinated incentive fees of approximately $493,000 and $1.4 million, respectively, and administrative services expenses of approximately $1.6 million and $1.4 million, respectively. The ratio is calculated by reducing the expenses to reflect the waiver of expenses and reimbursement of administrative services in both periods presented. See Note 9-Related Party Transactions and Arrangements for further discussion of fee waivers provided by the Advisers.

(2)	Total return is calculated on the change in NAV per share and stockholder distributions declared per share over the reporting period.

(3)	Excluding interest expense, the ratio of total expenses to average net assets for the nine months ended September 30, 2016 and September 30, 2015 was 3.21% and 3.23%, respectively.

Note 6 – Stockholder Distributions

The following table reflects the cash distributions per share that the Company declared on its common stock during the nine months ended September 30, 2016 and 2015 (dollars in thousands except per share amounts).

	Distributions
	Per Share	Amount
2016
Three months ended September 30, 2016	$0.17	$12,307
Three months ended June 30, 2016	$0.18	$11,650
Three months ended March 31, 2016	$0.17	$11,037
2015
Three months ended September 30, 2015	$0.17	$9,373
Three months ended June 30, 2015	$0.18	$7,998
Three months ended March 31, 2015	$0.17	$6,260

On September 14, 2016, with the authorization of the Company’s board of directors, the Company declared distributions to its stockholders for the period of October 2016 through December 2016. These distributions have been, or will be, calculated based on stockholders of record each day from October 1, 2016 through December 31, 2016 in an amount equal to $0.00191781 per share, per day. Distributions are paid on the first business day following the completion of each month to which they relate.

The Company has adopted an “opt in” distribution reinvestment plan for its stockholders. As a result, if the Company makes a distribution, its stockholders will receive distributions in cash unless they specifically “opt in” to the distribution reinvestment plan so as to have their cash distributions reinvested in additional shares of the Company’s common stock.

The following table reflects the sources of the cash distributions that the Company declared and, in some instances, paid on its common stock during the nine months ended September 30, 2016 and 2015.

	Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015
	(dollars in thousands)
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Net realized income from operations (before waiver of incentive fees)	$24,349	70%	$23,349	99%
Waiver of incentive fees	493	1	282	1
Distributions in excess of net investment income (1)	10,152	29	—	—
Total	$34,994	100%	$23,631	100%

(1)	Includes adjustments made to GAAP basis net investment income to arrive at taxable income available for distributions. See Note 7 for the sources of the Company's cash distributions on a tax basis.

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

Note 7 – Taxable Income

The Company has elected to be treated for U.S. federal income tax purposes as a RIC. As a RIC, the Company generally will not be subject to corporate-level U.S. federal income taxes on net investment income or capital gains that the Company timely distributes to its stockholders each taxable year from taxable earnings and profits. To qualify as a RIC in any taxable year, the Company must, among other things, satisfy certain source-of-income and asset diversification requirements. In addition, the Company must distribute an amount in each taxable year generally at least equal to 90% of its investment company taxable income, determined without regard to any deduction for dividends paid, in order to maintain its ability to be subject to taxation as a RIC (the "Annual Distribution Requirement"). As a part of maintaining its RIC status, undistributed taxable income (subject to a 4% excise tax) pertaining to a given taxable year may be distributed up to 12 months subsequent to the end of that taxable year, provided such distributions are declared prior to the earlier of (1) eight-and-one-half months after the close of that taxable year or (2) the filing of the federal income tax return for such prior taxable year. In order to avoid the 4% excise tax, the Company needs to distribute, in respect of each calendar year an amount at least equal to the sum of (1) 98.0% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of its capital gain in excess of capital loss, or capital gain net income, (adjusted for certain ordinary losses) for the one-year period ending October 31 in that calendar year (or, if the Company so elects for that calendar year) and (3) any net ordinary income and capital gain net income for preceding years that was not distributed with respect to such years and on which the Company paid no U.S. federal income tax (the "Excise Tax Avoidance Requirement"). For the taxable year ended December 31, 2014, approximately $59,000, or $0.0019 per share of the Company's taxable income was distributed in 2015, prior to the filing of its federal income tax return for the 2014 taxable year, and no portion of this amount was subject to the 4% nondeductible excise tax. For the taxable year ended December 31, 2015, the Company distributed $3.8 million, or $0.0615 per share, of its taxable income in 2016, prior to the filing of its federal income tax return for the 2015 taxable year. As a result, the Company was subject to a $119,000 nondeductible excise tax for the 2015 taxable year.

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes, which provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits, if any, in income tax expense. There were no material uncertain income tax positions through September 30, 2016. The 2013 through 2015 tax years remain subject to examination by U.S. federal and most state tax authorities.

Listed below is a reconciliation of "Net increase (decrease) in net assets resulting from operations" to taxable income and to total distributions declared to common stockholders for the nine months ended September 30, 2016 and 2015 (dollars in thousands).

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015

Net increase in net assets resulting from operations	$37,771	$13,274
Net change in unrealized (appreciation) depreciation	(12,929)	11,517
Income tax (benefit) provision	67	(271)
Pre-tax book (income) loss not consolidated for tax purposes	11,137	(69)
Book income and tax income differences, including debt origination, structuring fees, dividends, realized gains and changes in estimates	427	(5)
Estimated taxable income (1)	36,473	24,446

Taxable income earned in prior year and carried forward for distribution in current year	3,855	59

Taxable income earned prior to period end and carried forward for distribution next period	(9,407)	(4,055)
Dividend accrued as of period end and paid-in the following period	4,073	3,181
Taxable income earned to be carried forward	(5,334)	(874)

Total distributions accrued or paid to common stockholders	$34,994	$23,631

(1)
The Company's taxable income for each period is an estimate and will not be finally determined until the Company files its tax return for each year. Therefore, the final taxable income, and the taxable income earned in each period and carried forward for distribution in the following period, may be different than this estimate.

As of September 30, 2016, the cost basis of investments for tax purposes was $966.6 million, with such investments having an estimated gross unrealized appreciation and depreciation of $16.1 million and $(50.1) million, respectively. As of December 31, 2015, the cost basis of investments for tax purposes was $901.0 million, with such investments having an estimated gross unrealized appreciation and depreciation of $5.3 million and $(53.3) million, respectively.

The income tax expense, or benefit, and the related tax assets and liabilities generated by HMS Equity Holding, if any, are reflected in the Company’s Condensed Consolidated Statement of Operations. For the nine months ended September 30, 2016 and 2015, the Company recognized a net income tax (benefit) provision of $67,000 and $(271,000), respectively, related to deferred taxes of $10.7 million and $(279,000) respectively, and other taxes of $67,000 and $8,000, respectively, offset by a valuation allowance of $(10.7) million and $0, respectively. For the nine months ended September 30, 2016 and 2015, the other taxes included $67,000 and $8,000, respectively, related to accruals for state and other taxes.

The net deferred tax asset at both September 30, 2016 and December 31, 2015 was $0, of which $9.9 million and $4.8 million, respectively, related to current year net loss on portfolio investments and unrealized appreciation/depreciation of portfolio investments held by HMS Equity Holding, and $1.8 million and $187,000, respectively, related to net loss carryforwards from historical realized losses on portfolio investments held by HMS Equity Holding, offset by $925,000 and $599,000, respectively, related to basis differences of portfolio investments held by HMS Equity Holding which are “pass through” entities for tax purposes, and $10.7 million and $4.4 million, respectively, related to a valuation allowance. Based on HMS Equity Holding's short operating history, management believes it is more likely than not that there will be inadequate profits in HMS Equity Holding against which the deferred tax assets can be offset. Accordingly, the Company recorded a full valuation allowance against such deferred tax asset.

The following table sets forth the significant components of net deferred tax assets and liabilities as of September 30, 2016 and December 31, 2015 (amounts in thousands):

	September 30, 2016	December 31, 2015
Deferred tax assets:
Net operating loss carryforwards	$6,496	$2,869
Net basis differences in portfolio investments	—	—
Net unrealized depreciation of portfolio investments	5,189	2,143
Total deferred tax assets	11,685	5,012
Deferred tax liabilities:
Net basis differences in portfolio investments	(925)	(599)
Net unrealized appreciation of portfolio investments	—	—
Other	—	—
Total deferred tax liabilities	(925)	(599)
Valuation allowance	(10,760)	(4,413)
Total net deferred tax assets (liabilities)	$—	$—

For federal income tax purposes, the net loss carryforwards expire in various taxable years from 2034 through 2036. The timing and manner in which HMS Equity Holding expects to utilize any net loss carryforwards in such taxable years, or in total, may be limited in the future under the provisions of the Code.

For the years ending December 31, 2015, 2014 and 2013, respectively, the tax characteristics of distributions paid to shareholders were as follows (amounts in thousands):

	Year Ended December 31,
Tax Characteristics of Distributions	2015		2014		2013

Ordinary income	$34,085	99.68%	$11,162	99.51%	$1,786	96.31%
Capital gain distributions	110	0.32	55	0.49	68	3.69
Total	$34,195	100.00%	$11,217	100.00%	$1,854	100.00%

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

Note 8 – Supplemental Cash Flow Disclosures

Listed below are the supplemental cash flow disclosures for the nine months ended September 30, 2016 and 2015 (dollars in thousands):

Supplemental Disclosure of Cash Flow Information	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Cash paid for interest	$10,078	$6,677
Cash paid for income taxes	265	60

Supplemental Disclosure of Non-Cash Flow Information
Stockholder distributions declared and unpaid	$4,073	$3,181
Stockholder distributions reinvested	18,263	11,603
Change in unpaid deferred offering costs	1,107	1,058
Unpaid deferred financing costs	4	—
Unpaid sales commissions and dealer manager fee	57	—

Note 9 — Related Party Transactions and Arrangements

Advisory Agreements and Conditional Fee Waiver

The Company and the Adviser have entered into two expense support and conditional reimbursement agreements (as amended from time to time, the “2013 and 2014 Expense Reimbursement Agreements”), pursuant to which the Adviser could pay the Company up to 100% of its operating expenses through December 31, 2014 (the “Expense Support Payment”) in order to achieve a reasonable level of expenses relative to its investment income (the “Operating Expense Objective”). The Company's board of directors, in its sole discretion, may approve the repayment of unreimbursed Expense Support Payments (a “Reimbursement Payment”) upon a determination by the board of directors that the Company has achieved the Operating Expense Objective in any quarter following receipt by the Company of an Expense Support Payment. The Company may reimburse any unreimbursed Expense Support Payments for up to three years from the date each respective Expense Support Payment was determined. Any Expense Support Payments that remain unreimbursed three years after such payment will be permanently waived.

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

The Company and the Advisers entered into two conditional income incentive fee waiver agreements (the “2016 Conditional Income Incentive Fee Waiver Agreements”) on May 9, 2016 and October 7, 2016, respectively, pursuant to which, for a period from January 1, 2016 through September 30, 2016, the Advisers could waive the “subordinated incentive fee on income,” as such term is defined in the Investment Advisory Agreement, upon the occurrence of any event that, in the Advisers’ sole discretion, causes such waiver to be deemed necessary. The 2016 Conditional Income Incentive Fee Waiver Agreements may require the Company to repay the Advisers for previously waived reimbursement of Expense Support Payments or waived base management fees or incentive fees under certain circumstances.

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

For the three months ended September 30, 2016 and 2015, the Company incurred base management fees of approximately $4.9 million and $4.3 million, respectively, and the Advisers waived no base management fees in either period. For the three months ended September 30, 2016 and 2015, the Company incurred no capital gains incentive fees in either period, and incurred subordinated incentive fees on income of approximately $0 and $155,000, respectively. For the three months ended September 30, 2016 and 2015, the Advisers waived no capital gains incentive fees in either period, and waived subordinated incentive fees on income of approximately $0 and $155,000, respectively.

For the nine months ended September 30, 2016 and 2015, the Company incurred base management fees of approximately $14.1 million and $11.0 million, respectively, and the Advisers waived no base management fees in either period. For the nine months ended September 30, 2016 and 2015, the Company incurred no capital gains incentive fees in either period, and incurred subordinated incentive fees on income of approximately $493,000 and $1.4 million, respectively. For the nine months ended September 30, 2016 and 2015, the Advisers waived no capital gains incentive fees in either period, and subordinated incentive fees on income of approximately $493,000 and $1.4 million, respectively.

For the nine months ended September 30, 2016 and 2015, the Company did not record an accrual for any previously waived fees. Any future reimbursement of previously waived fees to the Advisers will not be accrued until the reimbursement of the waived fees becomes probable and estimable, which will be upon approval of the Company’s board of directors. To date, none of the previously waived fees has been approved by the board of directors for reimbursement.

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

	Management Fee (1)		Subordinated Incentive Fee (1)		Capital Gain Incentive Fee (1)		Expense Support (1)
Quarter Ended	Waivers	Repaid to Adviser (2)	Waivers	Repaid to Adviser (2)	Waivers	Repaid to Adviser (2)	Payments	Repaid to Adviser (2)	Operating Expense Ratio (3)	Annualized Distribution Rate (4)	Eligible to be Repaid Through
6/30/2012	$31	$—	$18	$—	$—	$—	$—	$—	1.35%	7.00%	Expired
9/30/2012	$97	$—	$52	$—	$3	$—	$—	$—	1.97%	7.00%	Expired
12/31/2012	$104	$—	$53	$—	$—	$—	$—	$—	2.96%	7.00%	Expired
3/31/2013	$84	$—	$—	$—	$—	$—	$—	$—	1.86%	7.00%	Expired
6/30/2013	$118	$—	$—	$—	$—	$—	$—	$—	1.36%	7.00%	Expired
9/30/2013	$268	$—	$—	$—	$—	$—	$—	$—	1.22%	7.00%	Expired
12/31/2013	$309	$—	$—	$—	$5	$—	$153	$—	0.49%	7.00%	12/31/2016
3/31/2014	$306	$—	$—	$—	$—	$—	$—	$—	1.28%	7.00%	3/31/2017
6/30/2014	$548	$—	$—	$—	$—	$—	$—	$—	1.28%	7.00%	6/30/2017
9/30/2014	$821	$—	$—	$—	$—	$—	$328	$—	1.23%	7.00%	9/30/2017
12/31/2014	$148	$—	$451	$—	$—	$—	$—	$—	1.70%	7.00%	12/31/2017
3/31/2015	$—	$—	$358	$—	$—	$—	$—	$—	1.78%	7.18%	3/31/2018
6/30/2015	$—	$—	$930	$—	$—	$—	$—	$—	1.69%	7.07%	6/30/2018
9/30/2015	$—	$—	$155	$—	$—	$—	$—	$—	2.11%	7.07%	9/30/2018
12/31/2015	$—	$—	$1,159	$—	$—	$—	$—	$—	2.27%	7.78%	12/31/2018
3/31/2016	$—	$—	$493	$—	$—	$—	$—	$—	1.83%	8.14%	3/31/2019
6/30/2016	$—	$—	$—	$—	$—	$—	$—	$—	1.76%	7.95%	6/30/2019
9/30/2016	$—	$—	$—	$—	$—	$—	$—	$—	1.73%	7.87%	9/30/2019

(1)
Fees waived pursuant to the Conditional Fee Waiver Agreement and the 2016 Conditional Income Incentive Fee Waiver Agreements and Expense Support Payments pursuant to the 2013 and 2014 Expense Reimbursement Agreements.

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

Pursuant to the Investment Advisory Agreement and Sub-Advisory Agreement, the Company is required to pay or reimburse the Advisers for administrative services expenses, which include all costs and expenses related to the Company's day-to-day administration and management not related to advisory services. The Advisers do not earn any profit under their provision of administrative services to the Company. For the three months ended September 30, 2016 and 2015, the Company incurred, and the Advisers waived the reimbursement of, administrative services expenses of approximately $529,000 and $517,000, respectively. For the nine months ended September 30, 2016 and 2015, the Company incurred, and the Advisers waived the reimbursements of, adminitrative services expenses of approximately $1.6 million and $1.4 million, respectively. On May 9, 2016 and October 7, 2016, the Company and the Advisers agreed to amendments to the 2014 Expense Reimbursement Agreement, which collectively extended the period for waiver of reimbursement of administrative services expenses accrued pursuant to the Investment Advisory Agreement and the Sub-Advisory Agreement through December 31, 2016. The waiver of the reimbursement of administrative services expenses is not subject to future reimbursement.

The table below presents the administrative services expenses waived by the Advisers (dollars in thousands).

	Administrative Services
Quarter Ended	Waivers	Repaid to Adviser	Operating Expense Ratio (1)	Annualized Distribution Rate (2)	Eligible to be Repaid Through (3)
6/30/2012	$25	$—	1.35%	7.00%	Not Eligible to be Repaid
9/30/2012	$129	$—	1.97%	7.00%	Not Eligible to be Repaid
12/31/2012	$284	$—	2.96%	7.00%	Not Eligible to be Repaid
3/31/2013	$233	$—	1.86%	7.00%	Not Eligible to be Repaid
6/30/2013	$222	$—	1.36%	7.00%	Not Eligible to be Repaid
9/30/2013	$234	$—	1.22%	7.00%	Not Eligible to be Repaid
12/31/2013	$329	$—	0.49%	7.00%	Not Eligible to be Repaid
3/31/2014	$329	$—	1.28%	7.00%	Not Eligible to be Repaid
6/30/2014	$385	$—	1.28%	7.00%	Not Eligible to be Repaid
9/30/2014	$371	$—	1.23%	7.00%	Not Eligible to be Repaid
12/31/2014	$412	$—	1.70%	7.00%	Not Eligible to be Repaid
3/31/2015	$437	$—	1.78%	7.18%	Not Eligible to be Repaid
6/30/2015	$480	$—	1.69%	7.07%	Not Eligible to be Repaid
9/30/2015	$517	$—	2.11%	7.07%	Not Eligible to be Repaid
12/31/2015	$603	$—	2.27%	7.78%	Not Eligible to be Repaid
3/31/2016	$533	$—	1.83%	8.14%	Not Eligible to be Repaid
6/30/2016	$574	$—	1.76%	7.95%	Not Eligible to be Repaid
9/30/2016	$529	$—	1.73%	7.87%	Not Eligible to be Repaid

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

(3)
The Advisers have agreed to permanently waive reimbursement by the Company of administrative expenses through December 31, 2016. The administrative expenses are waived on a quarterly basis and are not eligible for future reimbursement from the Company to the Advisers.

As of September 30, 2016 and December 31, 2015, the Adviser and Sub-Adviser had incurred approximately $11.5 million and $10.1 million, respectively, of offering costs on the Company’s behalf. As of September 30, 2016, approximately $10.2 million of offering costs has been reimbursed to the Advisers. The Company expects to reimburse the Advisers for the balance of such costs incurred on its behalf on a monthly basis up to a maximum aggregate amount of 1.5% of the gross stock offering proceeds.

The table below outlines fees incurred and expense reimbursements payable to Hines, Main Street and their affiliates for the three and nine months ended September 30, 2016 and 2015 and amounts unpaid as of September 30, 2016 and December 31, 2015 (dollars in thousands).

	Incurred		Incurred		Unpaid as of
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30, 2016	December 31, 2015
Type and Recipient	2016	2015	2016	2015
Base Management Fees (1) - the Adviser, Sub-Adviser	$4,905	$4,278	$14,092	$11,020	$4,902	$4,521
Incentive Fees on Income (1) - the Adviser, Sub-Adviser	—	—	—	—	—	—
Capital Gains Incentive Fee (1) - the Adviser, Sub-Adviser	—	—	—	—	—	—
Offering Costs - the Adviser, Sub-Adviser	405	769	1,226	2,587	—	1,107
Expense Support from Adviser	—	—	—	—	—	—
Other (2) - the Adviser	125	154	278	322	56	95
Selling Commissions - Dealer Manager	1,242	3,387	3,884	13,965	64	—
Dealer Manager Fee - Dealer Manager	608	1,706	1,859	6,511	(7)	—
Due to Affiliates					$5,015	$5,723

(1)	Net of amounts waived by the Advisers.

(2)	Includes amounts the Adviser paid on behalf of the Company such as general and administrative services expenses.

Note 10 – Share Repurchase Plan

Since inception of the share repurchase program, the Company funded the repurchase of $11.5 million in shares. For the nine months ended September 30, 2016 and 2015, the Company funded $8.4 million and $1.4 million, respectively, for shares tendered for repurchase under the plan approved by the board of directors. Since inception of the share repurchase program, the Company has funded all redemption requests validly tendered and not withdrawn.

For the Quarter Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered that were Repurchased	Repurchase Price per Share	Aggregate Consideration for Repurchased Shares
March 31, 2016	3/30/2016 and 3/31/2016	200,508	100%	$7.62	$1,527,873
June 30, 2016	6/23/2016	639,880	100%	$7.81	$4,997,465
September 30, 2016	9/22/2016	239,605	100%	$7.92	$1,897,674

Note 11 – Commitments and Contingencies

At September 30, 2016, the Company had a total of approximately $27.1 million in outstanding commitments comprising (i) 19 commitments to fund revolving loans that had not been fully drawn or term loans that had not been funded and (ii) two capital commitments that had not been fully called. The Company recognized unrealized depreciation of approximately $308,000 on the outstanding unfunded loan commitments and unrealized appreciation of approximately $14,000 on the outstanding unfunded capital commitments during nine months ended September 30, 2016. At December 31, 2015, the Company had a total of approximately $34.1 million in outstanding commitments comprising (i) 14 commitments to fund revolving loans that had not been fully drawn or term loans that had not been funded and (ii) three capital commitments that had not been fully called. The Company recognized unrealized depreciation of $79,000 on the outstanding unfunded loan commitments and unrealized depreciation of $14,000 on the outstanding unfunded capital commitments during the year ended December 31, 2015.

	Commitments and Contingencies
	(dollars in thousands)
	September 30, 2016	December 31, 2015

Unfunded Loan Commitments
AccuMed Corp.	$250	$875
Apex Linen Services, Inc.	403	1,003
Arcus Hunting, LLC	699	1,196
BBB Tank Services, LLC	116	—
BarFly Ventures, LLC	919	1,531
Buca C, LLC	1,780	1,780
CapFusion Holding, LLC	800	—
Datacom, LLC	1,400	1,500
Energy & Exploration Partners, LLC	357	—
Gamber-Johnson Holdings, LLC	300	—
Guerdon Modular Holdings, Inc.	400	400
Hojeij Branded Foods, Inc.	2,000	2,143
HW Temps LLC	100	200
Jackmont Hospitality, Inc.	1,200	1,333
LaMi Products, LLC	1,765	1,521
Minute Key, Inc.	200	500
Mystic Logistics, Inc.	200	200
Unirush LLC	1,000	—
Volusion, LLC	3,000	3,000
Unfunded Capital Commitments
Brightwood Capital Fund III, LP	1,250	1,250
EIG Traverse Co-Investment, LP	—	5,245
Freeport First Lien Loan Fund III, LP	8,936	10,423
Total	$27,075	$34,100

Note 12 – Subsequent Events

From October 1, 2016 through November 10, 2016, the Company raised approximately $11.3 million in the Offering. During this period, the Company funded approximately $91.7 million in investments and received proceeds from repayments and dispositions of approximately $51.3 million.

On October 19, 2016, the Company increased its public offering price per share to $9.00 effective as of the Company's weekly close on October 20, 2016.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is based on the condensed consolidated financial statements as of September 30, 2016 (unaudited) and December 31, 2015, and for the three and nine months ended September 30, 2016 and 2015. Amounts as of December 31, 2015 included in the unaudited condensed consolidated financial statements have been derived from the Company's audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, as well as the audited consolidated financial statements, notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2015. Capitalized terms used in this Item 2 have the same meaning as in the accompanying condensed consolidated financial statements in Item 1 unless otherwise defined in this Report.

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

You are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the Securities and Exchange Commission (the "SEC"), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The forward-looking statements and projections contained in this Report are excluded from the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

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
Our primary investment objective is to generate current income through debt and equity investments. A secondary objective is to generate long-term capital appreciation through equity and equity related investments, including warrants, convertible securities and other rights to acquire equity securities. Our portfolio strategy is to invest primarily in illiquid debt and equity securities issued by LMM companies and Middle Market companies in private placements and negotiated transactions, which are traded in private over-the-counter markets for institutional investors. We will also invest in, and a significant portion of our assets are invested in, customized direct secured and unsecured loans to and equity securities of LMM companies, referred to as LMM securities. Typically, our investments in LMM companies require us to co-invest with Main Street Capital Corporation, a New York Stock Exchange listed BDC ("Main Street"), and/or its affiliates as a result of our sub-advisory relationship described below. We categorize some of our investments in LMM companies and Middle Market companies as private loan ("Private Loan") portfolio investments. Private Loan investments, often referred to in the debt markets as “club deals,” are investments, generally in debt instruments, that we originate on a collaborative basis with other investment funds. Private Loan investments are typically similar in size, structure, terms and conditions to investments we hold in our LMM portfolio and Middle Market portfolio. Our portfolio also includes other portfolio ("Other Portfolio") investments which primarily consist of investments that are not consistent with the typical profiles for our LMM portfolio investments, Middle Market portfolio investments or Private Loan portfolio investments, including investments which may be managed by third parties.

We previously registered for sale up to 150,000,000 shares of common stock pursuant to a registration statement on Form N-2 (File No. 333-178548) which was initially declared effective by the SEC on June 4, 2012 (the “Initial Offering”). The Initial Offering terminated on December 1, 2015. We raised approximately $601.2 million in the Initial Offering, including proceeds from the dividend reinvestment plan of approximately $22.0 million. We also registered for sale up to $1,500,000,000 worth of shares of common stock (the "Offering") persuant to a new registration statement on Form N-2 (File No. 333-204659), as amended, most recently declared effective on October 6, 2016. As of September 30, 2016, we had raised approximately $81.7 million in the Offering, including proceeds from the distribution reinvestment plan of approximately $18.3 million.

On August 11, 2016, the board of directors authorized the closing of our continuous public offering of common stock to new investors on or about March 31, 2017 (the “Closing”).  However, the board of directors retained its right to provide final approval on the specific terms of the Closing, including its right to accelerate the Closing or to continue our continuous public offering of common stock if the board of directors determines that it is in the best interests of us and our stockholders to do so.

Our business is managed by the Adviser, an affiliate of Hines, under an Investment Advisory and Administrative Services Agreement dated May 31, 2012, as amended (the “Investment Advisory Agreement”). We and the Adviser have retained MSC Adviser I, LLC (the "Sub-Adviser"), a wholly owned subsidiary of Main Street, as our investment sub-adviser pursuant to an Investment Sub-Advisory Agreement (the “Sub-Advisory Agreement”) to identify, evaluate, negotiate and structure prospective investments, make investment and portfolio management recommendations for approval by the Adviser, monitor our investment portfolio and provide certain ongoing administrative services to the Adviser. The Adviser and the Sub-Adviser are collectively referred to as the “Advisers,” and each is registered under the Investment Advisers Act of 1940, as amended. Upon the execution of the Sub-Advisory Agreement, Main Street became our affiliate. We have engaged Hines Securities, Inc. (the “Dealer Manager”), an affiliate of the Adviser, to serve as the Dealer Manager for our offerings. The Dealer Manager is responsible for marketing our shares of common stock being offered pursuant to our offerings.

As a BDC, we are subject to certain regulatory restrictions in making our investments, including limitations on our ability to co-invest with certain affiliates, including Main Street. However, we received an order from the SEC, that permits us, subject to certain conditions, to co-invest with Main Street in certain transactions originated by Main Street and/or our Advisers. The exemptive relief permits us, and certain of our directly or indirectly wholly owned subsidiaries on one hand, and Main Street and or/certain of its affiliates on the other hand, to co-invest in the same investment opportunities where such investment may otherwise be prohibited under Section 57(a)(4) of the 1940 Act. In addition, we may continue to co-invest with Main Street and/or other affiliates in syndicated deals and secondary loan market purchases in accordance with applicable regulatory guidance or interpretations.

As of September 30, 2016, we had investments in 76 Middle Market debt investments, 26 Private Loan debt investments, 23 LMM debt investments, 24 LMM equity investments, two Middle Market equity investments, eight Private Loan equity investments and three Other Portfolio investments with an aggregate fair value of approximately $932.6 million, a cost basis of approximately $971.0 million, and a weighted average effective annual yield on our investments of approximately 8.5%. The weighted average annual yield was calculated using the effective interest rates for all investments at September 30, 2016, including accretion of original issue discount, amortization of premium to par value and amortization of fees received in connection with transactions. This calculation assumes zero yield for investments on non-accrual status. Approximately 79.8% and 15.1% of our total portfolio investments at fair value (excluding our Other Portfolio investments) were secured by first priority liens and second priority liens on portfolio company assets, respectively, with the remainder in unsecured debt investments and equity investments.

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

Expenses

On both a short-term and long-term basis, we expect our primary use of funds to be investments in portfolio companies and cash distributions to our stockholders. Our primary operating expenses include debt service payments, general and administrative expenses, and payment of advisory fees under the Investment Advisory Agreement. The investment advisory fees paid to our Adviser (and the fees paid by our Adviser to our Sub-Adviser pursuant to the Sub-Advisory Agreement) compensate our Advisers for their work in identifying, evaluating, negotiating, executing, monitoring and servicing our investments. We expect our expenses to fluctuate based upon the amount of assets under management.

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

We and our Advisers have entered into two conditional income incentive fee waiver agreements (the “2016 Conditional Income Incentive Fee Waiver Agreements”) on May 9, 2016 and October 7, 2016, respectively, pursuant to which, for a period from January 1, 2016 through September 30, 2016, our Advisers could waive the “subordinated incentive fee on income,” as such term is defined in the Investment Advisory Agreement, upon the occurrence of any event that, in our Advisers’ sole discretion, causes such waiver to be deemed necessary. The 2016 Conditional Income Incentive Fee Waiver Agreements may require us to repay our Advisers for previously waived reimbursement of Expense Support Payments or waived base management fees or incentive fees under certain circumstances.

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

For the three months ended September 30, 2016 and 2015, we incurred base management fees of approximately $4.9 million and $4.3 million, respectively, and our Advisers waived no base management fees in either period. For the three months ended September 30, 2016 and 2015, we incurred no capital gains incentive fees and incurred subordinated incentive fees on income of

$0 and $155,000, respectively. For the three months ended September 30, 2016 and 2015, our Advisers waived no capital gains incentive fees in either period and waived subordinated incentive fees on income of $0 and $155,000, respectively.

For the nine months ended September 30, 2016 and 2015, we incurred base management fees of approximately $14.1 million and $11.0 million, respectively, and our Advisers waived no base management fees in either period. For the nine months ended September 30, 2016 and 2015, we incurred no capital gains incentive fees in either period and incurred subordinated incentive fees on income of approximately $493,000 and $1.4 million, respectively. For the nine months ended September 30, 2016 and 2015, our Advisers waived no capital gains incentive fees in either period and waived subordinated incentive fees on income of approximately $493,000 and $1.4 million, respectively.

For the nine months ended September 30, 2016 and 2015, we did not record an accrual for any previously waived fees. Any future reimbursement of previously waived fees to our Advisers will not be accrued until the reimbursement of the waived fees become probable and estimable, which will be upon approval of our board of directors. To date, none of the previously waived fees has been approved by our board of directors for reimbursement.

For more information on our fee waivers and expense reimbursements, see Note 9 - Related Party Transactions and Arrangement - Advisory Agreements and Conditional Fee Waiver to our condensed consolidated financial statements included elsewhere in this report.

Administration

Pursuant to the Investment Advisory Agreement and Sub-Advisory Agreement, we are required to pay or reimburse our Advisers for administrative services expenses, which include all costs and expenses related to our day-to-day administration and management not related to advisory services. For the three months ended September 30, 2016 and 2015, we incurred, and our Advisers waived the reimbursement of, administrative services expenses of approximately $529,000 and $517,000, respectively. For the nine months ended September 30, 2016 and 2015, we incurred, and our Advisers waived the reimbursement of, administrative services expenses of approximately $1.6 million and $1.4 million, respectively. On May 9, 2016 and October 7, 2016, we and the Advisers agreed to amendments to the 2014 Expense Reimbursement Agreement, which extended the period for waiver of reimbursement of administrative expenses accrued pursuant to the Investment Advisory Agreement and the Sub-Advisory Agreement through December 31, 2016. The waiver of the reimbursement of administrative service expenses is not subject to future reimbursement.

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

Basis of Presentation and Consolidation

Our consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and accounting principles generally accepted in the United States of America and include the accounts of our wholly-owned consolidated subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Under the 1940 Act rules, regulations pursuant to Article 6 of Regulation S-X and Topic 946 of the Accounting Standards Codification, as amended, of the Financial Accounting Standards Board, Financial Services-Investment Companies, we are precluded from consolidating portfolio company investments, including those in which we have a controlling interest, unless the portfolio company is a wholly-owned investment company. An exception to this general principle occurs if we own a controlled operating company whose purpose is to provide services to us such as an investment adviser or transfer agent. None of the investments we have made qualifies for this exception. Therefore, our portfolio company investments, including those in which we have a controlling interest, are carried on the balance sheet at fair value with changes to fair value recognized as “Net Unrealized Appreciation (Depreciation)” on the Consolidated Statements of Operations until the investment is realized, usually upon exit, resulting in any gain or loss on exit being recognized as a realized gain or loss. However, in the event that any controlled subsidiary exceeds the tests of significance set forth in Rules 3-09 or 4-08(g) of Regulation S-X, we will include required financial information for such subsidiary in the notes or as an attachment to our consolidated financial statements.

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

We changed our accounting treatment of offering costs to follow more closely certain SEC interpretations. Prior to January 1, 2016, offering costs were capitalized as incurred by our Advisers, and such costs, up to 1.5% of the gross proceeds, were recorded as a charge to additional paid in capital and a reduction of deferred offering costs. Effective January 1, 2016, we capitalize offering costs as deferred offering costs as incurred by us and subsequently amortize such costs to expense over a 12-month period. Deferred offering costs related to an offering will be fully amortized to expense upon the expiration or earlier termination of an offering. We currently expect offering costs to be fully amortized by March 31, 2017, the date of the anticipated Closing.

As of September 30, 2016, our Advisers have been reimbursed approximately $10.2 million since inception for offering costs. As of September 30, 2016, our Advisers carried a balance of $1.2 million for offering expenses incurred on our behalf, net of (i) incremental offering expenses incurred by our Advisers on our behalf and (ii) our Reimbursement Payments to our Advisers and any payable balances for reimbursement of offering costs.

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

Our current LMM portfolio consists of debt investments secured by first and second priority liens (65.0% and 3.7% of the total fair value of the LMM portfolio, respectively) on the assets of the portfolio companies and equity investments (31.3% of the total fair value of the LMM portfolio) in privately held LMM companies as of September 30, 2016. The LMM debt investments generally mature between five and seven years from the original investment date. The LMM equity investments represent an equity position or the right to acquire an equity position through warrants.

Our Private Loan portfolio primarily consists of debt investments secured by first and second priority liens (87.9% and 4.6% of the total fair value of the Private Loan portfolio, respectively) on the assets of the portfolio companies, unsecured debt investments (5.7% of the total fair value of the Private Loan portfolio) and equity investments (1.8% of the total fair value of the Private Loan portfolio) in Private Loan companies as of September 30, 2016. The Private Loan debt investments typically have stated terms between three and seven years from the original investment date. The Private Loan equity investments represent an equity position or the right to acquire an equity position through warrants.

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

During the nine months ended September 30, 2016, we funded investment purchases of approximately $275.1 million and had four investments under contract to purchase as of September 30, 2016, for approximately $30.4 million, which settled or we scheduled to settle after September 30, 2016. We also received proceeds from sales and repayments of existing portfolio investments of approximately $222.4 million including $85.2 million in sales. Additionally, we had two investments under contract to sell as of September 30, 2016, for approximately $2.6 million, which represented the contract sales price. The combined result of these transactions increased our portfolio, on a cost basis, by approximately $66.3 million, or 7.3%, and the number of portfolio investments by 15, or 10.2%, compared to the portfolio as of December 31, 2015. As of September 30, 2016, the largest investment in an individual portfolio company represented approximately 2.0% of our portfolio’s fair value with the remaining investments in an individual portfolio company ranging from 0.02% to 1.7%. The average investment in our portfolio is approximately $5.8 million or 0.6% of the total portfolio. As a result of these transactions, our portfolio has become increasingly broadened across individual portfolio investments, geographic regions, and industries. Further, our total portfolio's investment composition (excluding our Other Portfolio investments) at fair value is comprised of 79.8% first lien debt securities, 15.1% second lien debt securities, with the remainder in unsecured debt investments and equity investments. First lien debt securities have priority over subordinated debt owed by the issuer with respect to the collateral pledged as security for the loan. Due to the relative priority of payment of first lien investments, these generally have lower yields than lower priority, less secured investments.

During the nine months ended September 30, 2015, we made investment purchases of approximately $534.0 million and had nine investments under contract to purchase as of September 30, 2015 for approximately $39.0 million, which settled after September 30, 2015. We also received proceeds from sales and repayments of existing portfolio investments of approximately $110.8 million including $24.6 million in sales and had two investments under contract to sell as of September 30, 2015 for approximately $2.5 million, which represented the contract sales price.

The result of these transactions further diversified our geographic and industry concentrations and based upon our investment rating system, which is described further below, the weighted average rating of our LMM was approximately 2.6 and 3.0 as of September 30, 2016 and December 31, 2015. Lastly, the overall weighted average effective yield on our investment portfolio has increased from 8.3% as of December 31, 2015 to 8.5% as of September 30, 2016.

Summaries of the composition of our total investment portfolio at cost and fair value are shown in the following tables (this information excludes Other Portfolio investments):

	September 30, 2016				December 31, 2015
Cost:	LMM	Private Loan	Middle Market	Total	LMM	Private Loan	Middle Market	Total
First Lien Secured Debt	68.0%	88.2%	80.4%	80.6%	69.4%	92.3%	79.9%	80.5%
Second Lien Secured Debt	3.9	4.5	19.3	14.9	4.1	7.2	19.7	16.7
Unsecured Debt	—	5.6	—	1.1	—	—	0.4	0.3
Equity	26.7	1.3	0.3	3.2	25.6	0.1	—	2.4
Equity warrants	1.4	0.4	—	0.2	0.9	0.4	—	0.1
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	September 30, 2016				December 31, 2015
Fair Value:	LMM	Private Loan	Middle Market	Total	LMM	Private Loan	Middle Market	Total
First Lien Secured Debt	65.0%	87.9%	79.8%	79.8%	67.7%	92.1%	79.9%	80.3%
Second Lien Secured Debt	3.7	4.6	19.9	15.1	4.0	7.4	19.9	16.7
Unsecured Debt	—	5.7	—	1.1	—	—	0.2	0.1
Equity	29.9	1.4	0.3	3.8	27.4	0.1	—	2.8
Equity warrants	1.4	0.4	—	0.2	0.9	0.4	—	0.1
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

For the tables showing our total investment portfolio composition by geographic region and by industry, see Note 3-Fair Value Hierarchy for Investments-Portfolio Investment Composition to our condensed consolidated financial statements included elsewhere in this Report.

PORTFOLIO ASSET QUALITY

As of September 30, 2016, we owned a broad portfolio of 162 investments in 124 companies representing a wide range of industries. We believe that this broad portfolio adds to the structural protection of the portfolio, revenue sources, income, cash flows and dividends. The portfolio included the following:

▪
76 debt investments in 73 Middle Market portfolio companies with an aggregate fair value of approximately $630.5 million and a cost basis of approximately $671.5 million. The Middle Market debt investments had a weighted average annual effective yield of approximately 8.3%, which is calculated assuming the investments on non-accrual status are non-yielding, and 80.1% of the Middle Market debt investments were secured by first priority liens. Further, 88.4% of the Middle Market investments contain variable rates, though a majority of the investments with variable rates are subject to contractual minimum base interest rates between 100 and 150 basis points.

▪
26 debt investments in 25 Private Loan portfolio companies with an aggregate fair value of approximately $177.6 million and a cost basis of approximately $179.8 million. The Private Loan debt investments had a weighted average annual effective yield of approximately 9.1%, which is calculated assuming the investments on non-accrual status are non-yielding, and 89.5% of the Private Loan debt investments were secured by first priority liens. Further, 91.8% of the Private Loan debt investments contain variable rates, though a majority of the investments with variable rates are subject to contractual minimum base interest rates between 100 and 150 basis points.

▪
23 debt investments in 20 LMM portfolio companies with an aggregate fair value of approximately $70.3 million and a cost basis of approximately $69.9 million. The LMM debt investments had a weighted average annual effective yield of approximately 12.1% and 94.6% of the debt investments were secured by first priority liens. Further, 42.4% of the LMM debt investments are fixed rate investments with fixed interest rates between 7.0% and 13.0%. Further, 12 LMM debt investments, representing approximately 57.6% of the LMM debt investments have variable rates subject to a contractual minimum base interest rate of 100 basis points.

▪
27 equity investments and 10 equity warrant investments in 20 LMM portfolio companies, five Private Loan portfolio companies, two Middle Market portfolio companies and three Other Portfolio companies with an aggregate fair value of approximately $54.2 million and a cost basis of approximately $49.8 million.

Overall, our investment portfolio had a weighted average effective yield on our investments of approximately 8.5%, and 78.3% of our total portfolio's investment composition (including our Other Portfolio investments) was secured by first priority liens.

As of September 30, 2016, we had six investments in five portfolio companies (four of which were in the oil & gas industry) that were on non-accrual status, which comprised approximately 1.4% of our total investment portfolio at fair value and 3.2% of the total investment portfolio at cost. As of December 31, 2015, we had three investments in two portfolio companies that were on non-accrual status. These two investments on non-accrual status comprised approximately 0.4% of the total investment portfolio at fair value and 1.3% of the total investment portfolio at cost. For those investments in which S&P credit ratings are available, approximately 40.2% of the portfolio, the portfolio had a weighted average effective credit rating of B.

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

The following table shows the distribution of our LMM portfolio investments on the 1 to 5 investment rating scale at fair value as of September 30, 2016 and December 31, 2015 (dollars in thousands):

	September 30, 2016		December 31, 2015
Investment Rating	Investments at Fair Value	Percentage of Total LMM Portfolio	Investments at Fair Value	Percentage of Total LMM Portfolio
1	$1,482	1.4%	$—	—%
2	41,347	40.4	9,093	10.6
3	54,085	53.0	70,653	82.7
4	5,350	5.2	5,714	6.7
5	—	—	—	—
Totals	$102,264	100.0%	$85,460	100.0%

Based upon the investment rating system, the weighted average rating of our LMM portfolio at fair value was approximately 2.6 and 3.0 as of September 30, 2016 and December 31, 2015.

DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS COMPARISONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016 AND SEPTEMBER 30, 2015

Total Investment Income, Expenses, Net Assets

For the three months ended September 30, 2016 and 2015, our total investment income was approximately $22.2 million and $17.3 million, respectively, consisting predominately of interest income. As of September 30, 2016 the portfolio had a weighted average annual effective yield on investments of approximately 8.5% compared to 8.3% as of September 30, 2015, and our average investment portfolio for the three months ended September 30, 2016 was $931.5 million compared to $815.4 million for the three months ended September 30, 2015. Additionally, during the three months ended September 30, 2016 and 2015, we accreted approximately $2.7 million and $1.1 million, respectively, of unearned income into interest income. The increase in interest income was primarily due to the growth in our total portfolio resulting from the investment of additional equity capital raised and borrowings under our senior secured revolving credit facility with Capital One, National Association as administrative agent (the "Capital One Credit Facility") and the amended and restated credit agreement entered into by HMS Funding I, LLC, our wholly owned subsidiary, with Deutsche Bank AG, New York Branch as administrative agent (the "Deutsche Bank Credit Facility," and, together with our Capital One Credit Facility, the "Credit Facilities"). We believe further increases in investment income in future periods may arise due to (i) a growing base of portfolio company investments and (ii) investments being held for the entire period relative to incremental net investment activity during each quarter. For information on the Credit Facilities, see Note 4 - Borrowings to our condensed consolidated financial statements included elsewhere in this report.

For the three months ended September 30, 2016 and 2015, expenses, net of incentive fee and administrative services expense waivers, were approximately $9.7 million and $7.8 million, respectively. The increase in expenses is primarily due to increases in management fees of $627,000, interest expense of $744,000, and other general and administrative expense of $228,000. Management fees increased primarily due to an increase in the average gross assets. Interest expense increased due to an increase in our average borrowings during the period. Average borrowings were $396.0 million for the three months ended September 30, 2016 compared to $349.0 million for the three months ended September 30, 2015. Additionally, interest expense was higher for the three months ended September 30, 2016 due to the increase in amortization of deferred financing costs as a result of costs paid in connection with the Credit Facilities. Further, the annualized interest rate on our borrowings increased from approximately 3.0% as of September 30, 2015 to approximately 3.3% as of September 30, 2016. Other general and administrative expenses increased due to additional banking costs, trade costs and other costs associated with the increase in overall portfolio size.

For the three months ended September 30, 2016, the net increase in net assets resulting from operations (gross of stockholder distributions declared) was approximately $22.3 million. The increase was attributable to unrealized appreciation on investments of approximately $11.8 million and net investment income of approximately $12.5 million, offset by net realized losses of approximately $1.9 million. The realized losses were primarily the result of a realized loss of $1.9 million relating to the restructure of one Middle Market investment.

For the three months ended September 30, 2015, the net increase in net assets resulting from operations (gross of stockholder distributions declared) was approximately $9.8 million. The increase was primarily attributable to unrealized depreciation on investments of approximately $19.3 million, offset by net investment income of approximately $9.5 million.

RESULTS COMPARISONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND SEPTEMBER 30, 2015

Total Investment Income, Expenses, Net Assets

For the nine months ended September 30, 2016 and 2015, our total investment income was approximately $64.7 million and $44.5 million, respectively, consisting predominately of interest income. As of September 30, 2016 the portfolio had a weighted average annual effective yield on investments of approximately 8.5% compared to 8.3% as of September 30, 2015, and our average investment portfolio for the nine months ended September 30, 2016 was $893.4 million compared to $691.1 million for the nine months ended September 30, 2015. Additionally, during the nine months ended September 30, 2016 and 2015, we accreted approximately $7.8 million and $2.3 million, respectively, of unearned income into interest income. The increase in interest income was primarily due to the growth in our total portfolio resulting from the investment of additional equity capital raised and borrowings under the Credit Facilities. We believe further increases in investment income in future periods may arise due to (i) a growing base of portfolio company investments and (ii) investments being held for the entire period relative to incremental net investment activity during each quarter. For information on the Credit Facilities, see Note 4 - Borrowings to our condensed consolidated financial statements included elsewhere in this report.

For the nine months ended September 30, 2016 and 2015, expenses, net of incentive fee and administrative services expense waivers, were approximately $27.9 million and $19.8 million, respectively. The increase in expenses is primarily due to increases in management fees of $3.1 million, interest expense of $3.6 million, and other general and administrative expense of $575,000. Management fees increased primarily due to an increase in the average gross assets. Interest expense increased due to an increase in our average borrowings during the period. Average borrowings were $391.8 million for the nine months ended September 30, 2016 compared to $286.2 million for the nine months ended September 30, 2015. Additionally, interest expense was higher for the nine months ended September 30, 2016 due to the increase in amortization of deferred financing costs as a result of costs paid in connection with the Credit Facilities. Further, the annualized interest rate on our borrowings increased from approximately 3.0% as of September 30, 2015 to approximately 3.3% as of September 30, 2016. Other general and administrative expenses increased due to additional banking costs, trade costs and other costs associated with the increase in overall portfolio size.

For the nine months ended September 30, 2016, the net increase in net assets resulting from operations (gross of stockholder distributions declared) was approximately $37.8 million. The increase was attributable to net investment income of approximately $36.8 million and unrealized appreciation on investments of approximately $12.9 million, offset by net realized losses of approximately $12.0 million. The realized losses were primarily the result of (i) the realized loss of $8.8 million relating to the restructure of two Middle Market investments and (ii) the realized loss of $2.4 million relating to the exit of one Middle Market investment.

For the nine months ended September 30, 2015, the net increase in net assets resulting from operations (gross of stockholder distributions declared) was approximately $13.3 million. The increase was primarily attributable to net investment income of approximately $24.7 million and realized gains of approximately $130,000, offset by unrealized depreciation on investments of approximately $11.5 million.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Overview

As of September 30, 2016, we had approximately $40.0 million in cash and cash equivalents, and our NAV totaled approximately $562.0 million, equating to approximately $7.92 per share. The change from the December 31, 2015 NAV per share of $7.88 was largely due to unrealized appreciation on investments in the portfolio, offset by realized losses on investments in the portfolio. The unrealized appreciation on investments in our portfolio was primarily driven by the continuing recovery of the high yield bond and leveraged loan markets. The realized losses on investments in our portfolio were primarily driven by the restructuring of certain investments in the oil and gas sector.

Liquidity and Capital Resources

Cash Flows

For the nine months ended September 30, 2016, we experienced a net increase in cash and cash equivalents of approximately $16.0 million. During that period, approximately $20.3 million of cash was used in our operating activities, which principally consisted of the purchase of new portfolio investments of $275.1 million, offset by a net increase in net assets resulting from operations of approximately $37.8 million and principal repayments from and sales of investments in portfolio companies of $222.4 million. During the nine months ended September 30, 2016, approximately $36.3 million was generated from financing activities, which principally consisted of a net $5.0 million increase in borrowings under the Credit Facilities, and $56.5 million in net stock offering proceeds received offset by $16.4 million in cash distributions paid to stockholders, and $8.4 million in cash used for the redemption of our common stock.

For the nine months ended September 30, 2015, we experienced a net increase in cash and cash equivalents of approximately $1.2 million. During that period, approximately $401.4 million of cash was used in our operating activities, which principally consisted of the purchase of new portfolio debt investments of $534.0 million, offset by a net increase in net assets resulting from operations of approximately $13.3 million and principal repayments from and sales of investments in portfolio companies of $110.8 million. During the nine months ended September 30, 2015, approximately $400.2 million was generated from financing activities, which principally consisted of a net $212.1 million increase in borrowings under the Credit Facilities and $203.6 million in net stock offering proceeds received, offset by $10.6 million in cash distributions paid to stockholders, $1.4 million in cash used for the redemption of our common stock and $3.5 million paid for financing costs related to amendments to the Credit Facilities during the nine months ended September 30, 2015.

Initial Offering and Offering

During the nine months ended September 30, 2016, we raised proceeds of $81.7 million from the Offering, including proceeds from the distribution reinvestment plan, and incurred $5.7 million for selling commissions and Dealer Manager fees. We also incurred an obligation for $1.2 million of costs related to the Offering.

During the nine months ended September 30, 2015, we raised proceeds of $243.0 million from the Initial Offering, including proceeds from the distribution reinvestment plan, and incurred $20.5 million for selling commissions and Dealer Manager fees. We also incurred an obligation for $3.6 million of costs related to the Initial Offering.

Distributions

The following table reflects the cash distributions per share that we have declared on our common stock during the nine months ended September 30, 2016 and 2015 (dollars in thousands except per share amounts).

	Distributions
	Per Share	Amount
2016
Three months ended September 30, 2016	$0.17	$12,307
Three months ended June 30, 2016	$0.18	$11,650
Three months ended March 31, 2016	$0.17	$11,037
2015
Three months ended September 30, 2015	$0.17	$9,373
Three months ended June 30, 2015	$0.18	$7,998
Three months ended March 31, 2015	$0.17	$6,260

On September 14, 2016, with the authorization of our board of directors, we declared distributions to our stockholders for the period of October 2016 through December 2016. These distributions have been, or will be, calculated based on stockholders of record each day from October 1, 2016 through December 31, 2016 in an amount equal to $0.00191781 per share, per day. Distributions are paid on the first business day following the completion of each month to which they relate.

For the years ending December 31, 2015, 2014 and 2013, respectively, the tax characteristics of distributions paid to shareholders were as follow (amounts in thousands):

	Year Ended December 31,
Tax Characteristics of Distributions	2015		2014		2013

Ordinary income	$34,085	99.68%	$11,162	99.51%	$1,786	96.31%
Capital gain distributions	110	0.32	55	0.49	68	3.69
Total	$34,195	100.00%	$11,217	100.00%	$1,854	100.00%
The determination of the tax attributes of our distributions is made annually at the end of our taxable year, based upon our taxable income for the full taxable year and distributions paid for the full taxable year. Therefore, a determination made on an interim basis may not be representative of the actual tax attributes of distributions for a full year, The actual tax characteristics of distributions to stockholders will reported to stockholders subject to information reporting after the close of each calendar year on Form 1099-DIV.

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

In order to satisfy the Code's requirements applicable to maintaining our ability to be subject to tax as a RIC, we must distribute to our stockholders substantially all of our taxable income each taxable year. However, we may elect to spill over certain excess undistributed taxable income from one taxable year into the next taxable year, which generally would subject us to a 4% non-deductible excise tax on such excess undistributed taxable income. In order to avoid the imposition of the 4% non-deductible excise tax, we need to distribute, in respect of each calendar year dividends for U.S. federal income tax purposes of an amount at least equal to the sum of (1) 98.0% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gain in excess of capital loss, or capital gain net income, adjusted for certain ordinary losses, for the one-year period ending on October 31st of such calendar year (or, if we so elect, for the calendar year) and (3) any net ordinary income and capital gain net income for the preceding calendar years that was not distributed during such calendar years and on which we paid no U.S. federal income tax.

Financing Arrangements

We anticipate that we will continue to fund our investment activities through existing cash, capital raised from our stock offerings, and borrowings on the Credit Facilities. Our primary uses of funds in both the short-term and long-term are expected to be investments in portfolio companies, operating expenses and cash distributions to holders of our common stock.

As of September 30, 2016, we had $60.0 million outstanding and $65.0 million available under our Capital One Credit Facility, and $325.0 million outstanding and $60.0 million available under the Deutsche Bank Credit Facility, both of which we estimated approximated fair value. Availability under the Credit Facilities is subject to certain limitations and the asset coverage restrictions under the 1940 Act. For further information on our Credit Facilities, including key terms and financial covenants, refer to Note 4-Borrowings to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.

As a BDC, we generally are required to meet a coverage ratio of total assets to total senior securities, which include borrowings and any preferred stock we may issue in the future, of at least 200%. As of September 30, 2016, our asset coverage ratio under BDC regulations was 236% when including unfunded commitments as a senior security. As of December 31, 2015, our asset coverage ratio under BDC regulations was 219% when including unfunded commitments as a senior security. As of September 30, 2016, considering these limitations, we had the ability to draw upon the entire $125.0 million of remaining capacity in the Credit Facilities.

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

 Contractual Obligations

As of September 30, 2016, we had $385.0 million in borrowings outstanding under the Credit Facilities. Unless extended, our Capital One Credit Facility will expire March 11, 2017, and the Deutsche Bank Credit Facility will mature on June 16, 2020. Our Capital One Credit Facility has two, one-year extension options, with lender approval that, if approved and exercised, would permit us to extend the maturity to March 11, 2019. See Note 4-Borrowings to the financial statements included elsewhere in this Report on Form 10-Q for a description of the Credit Facilities.

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings at September 30, 2016 is as follows:

	Payments Due By Period (dollars in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Capital One Credit Facility(1)	$60,000	$60,000	$—	$—	$—
Deutsche Bank Credit Facility(2)	$325,000	$—	$—	$325,000	$—
Total Credit Facilities	$385,000	$60,000	$—	$325,000	$—

(1)
At September 30, 2016, $65.0 million remained available under our Capital One Credit Facility; however, our borrowing capacity is limited to the asset coverage ratio restrictions imposed by the 1940 Act, as discussed above.

(2)
At September 30, 2016, $60.0 million remained available under the Deutsche Bank Credit Facility; however, our borrowing ability is limited to the asset coverage ratio restrictions imposed by the 1940 Act, as discussed above.

Off-Balance Sheet Arrangements

At September 30, 2016, we had a total of approximately $27.1 million in outstanding commitments comprised of (i) 19 commitments to fund revolving loans that had not been fully drawn or term loans that had not been funded and (ii) two capital commitments that had not been fully called. We recognized unrealized depreciation of approximately $308,000 on our outstanding unfunded loan commitments and unrealized appreciation of approximately $14,000 on our outstanding unfunded capital commitments during the nine months ended September 30, 2016. We reasonably believe that we have sufficient assets to adequately cover and allow us to satisfy our outstanding unfunded commitments. At December 31, 2015, we had a total of approximately $34.1 million in outstanding commitments comprised of (i) 14 commitments to fund revolving loans that had not been fully drawn or term loans that had not been funded and (ii) three capital commitments that had not been fully called. We recognized unrealized depreciation of approximately $79,000 on our outstanding unfunded loan commitments and unrealized depreciation of approximately $14,000 on our outstanding unfunded capital commitments during the year ended December 31, 2015.

	Commitments and Contingencies
	(dollars in thousands)
	September 30, 2016	December 31, 2015
Unfunded Loan Commitments
AccuMed Corp.	$250	$875
Apex Linen Services, Inc.	403	1,003
Arcus Hunting, LLC	699	1,196
BBB Tank Services, LLC	116	—
BarFly Ventures, LLC	919	1,531
Buca C, LLC	1,780	1,780
CapFusion Holding, LLC	800	—
Datacom, LLC	1,400	1,500
Energy & Exploration Partners, LLC	357	—
Gamber-Johnson Holdings, LLC	300	—
Guerdon Modular Holdings, Inc.	400	400
Hojeij Branded Foods, Inc.	2,000	2,143
HW Temps LLC	100	200
Jackmont Hospitality, Inc.	1,200	1,333
LaMi Products, LLC	1,765	1,521
Minute Key, Inc.	200	500
Mystic Logistics, Inc.	200	200
Unirush LLC	1,000	—
Volusion, LLC	3,000	3,000
Unfunded Capital Commitments
Brightwood Capital Fund III, LP	1,250	1,250
EIG Traverse Co-Investment, LP	—	5,245
Freeport First Lien Loan Fund III, LP	8,936	10,423
Total	$27,075	$34,100

Recent Developments and Subsequent Events

From October 1, 2016 through November 10, 2016, we raised approximately $11.3 million in the Offering. During this period, we funded approximately $91.7 million in investments and received proceeds from repayments and dispositions of approximately $51.3 million.

On October 19, 2016, we increased our public offering price per share to $9.00 effective as of our weekly close on October 20, 2016.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, in particular changes in interest rates. Changes in interest rates may affect our interest income from portfolio investments, the fair value of our fixed income investments, and our cost of funding.

Our interest income will be affected by changes in various interest rates, including LIBOR and prime rates, to the extent any of our debt investments include floating interest rates. We generally invest in floating rate debt instruments, meaning that the interest rate payable on such instrument resets periodically based upon changes in a specified interest rate index, typically the one-month or three-month LIBOR. As of September 30, 2016, approximately 85.9% of our LMM, Private Loan, and Middle Market portfolio debt investments (based on cost) contained floating interest rates. At September 30, 2016, the one-month LIBOR was approximately 0.53% and the three-month LIBOR was approximately 0.85%. However, many of our investments provide that the specified interest rate index on such instruments will never fall below a level, or floor, generally between 100 and 150 basis points regardless of the level of the specified index rate. Given that most floating rate debt investments have index floors at or above 100 basis points, a decline in index rates is not expected to result in a change to interest income.

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

The following table shows the approximate annualized increase or decrease (dollars in thousands) in the components of net investment income due to hypothetical interest rate index changes, assuming no changes in our investments and borrowings as of September 30, 2016.

Change in interest rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 25 basis points	$(89)	$(963)	$874
Up 50 basis points	1,908	1,925	(17)
Up 100 basis points	5,554	3,850	1,704
Up 200 basis points	13,123	7,700	5,423
Up 300 basis points	20,705	11,550	9,155

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

If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. As of September 30, 2016, we had not entered into any interest rate hedging arrangements.

Item 4.    Controls and Procedures.

In accordance with the Exchange Act, Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2016, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act), during the nine months ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Repurchases of our common stock pursuant to our tender offer are as follows:

Period	Total Number of Shares Purchased	Average Price per Share	Cumulative Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)

July 1, 2016 through July 31, 2016	—	$—	—	—
August 1, 2016 through August 31, 2016	—	$—	—	—
September 1, 2016 through September 30, 2016	239,605	$7.92	239,605	—

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

HMS INCOME FUND, INC.

Date:	November 14, 2016	By:	/s/ SHERRI W. SCHUGART
Sherri W. Schugart
Chairman, Chief Executive Officer and President

Date:	November 14, 2016	By:	/s/ RYAN T. SIMS
Ryan T. Sims
Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit No.	Description
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