Form 10-K
period 2016-12-31
HMS INCOME FUND, INC.
filed 2017-03-07
CIK 1535778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

There is no established market for the Registrant’s shares of common stock. The Registrant is currently conducting an ongoing public offering of its shares of common stock pursuant to a registration statement on Form N-2 (File No. 333-204659) (the “Registration Statement”), which shares are currently being offered and sold at a price of $9.30 per share, with discounts available for certain categories of purchasers, or at a price necessary to ensure that shares are not sold at a price, after deduction of selling commissions and dealer manager fees, that is below net asset value (“NAV”) per share.

As of March 3, 2017, there were 75,593,520 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement relating to the Registrant’s 2017 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission (the “SEC”) pursuant to Regulation 14A within 120 days following the end of the Registrant’s fiscal year ended December 31, 2016, are incorporated by reference into Part III of this annual report on Form 10-K as indicated herein.

PART I

Special Note Regarding Forward-Looking Statements

Statements in this Annual Report on Form 10-K (this “Form 10-K”) that are not historical facts (including any statements concerning investment objectives, economic updates, other plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto) are forward-looking statements. These statements are only predictions. We caution that forward-looking statements are not guarantees. Actual events or our investments and results of operations could differ materially from those expressed or implied in the forward-looking statements. Forward-looking statements are typically identified by the use of terms such as “may,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology.

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

Our stockholders are cautioned not to place undue reliance on any forward-looking statement in this Form 10-K. All forward-looking statements are made as of the date of this Form 10-K, and the risk that actual results will differ materially from the expectations expressed in this Form 10-K may increase with the passage of time. In light of the significant uncertainties inherent in the forward-looking statements in this Form 10-K, the inclusion of such forward-looking statements should not be regarded as a representation by us or any other person that the objectives and plans set forth in this Form 10-K will be achieved. We expressly disclaim any responsibility to update forward-looking statements, whether a result of new information, future events or otherwise, except as required by law. The forward-looking statements and projections contained in this Form 10-K are excluded from the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). Please see “Item 1A. Risk Factors” for a discussion of some of the risks and uncertainties that could cause actual results to differ materially from those presented in certain forward-looking statements.

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

Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Item 1A. Risk Factors” and elsewhere in this Report. Other factors that could cause actual results to differ materially include:

•	changes in the economic and political conditions;

•	risks associated with possible disruption in our operations or the economy generally

•	future changes in laws or regulations and conditions in our operating areas.

You are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The forward-looking statements and projections contained in this Report are excluded from the safe harbor protection provided by Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

Our primary investment objective is to generate current income through debt and equity investments. A secondary objective is to generate long-term capital appreciation through equity and equity related investments including warrants, convertible securities and other rights to acquire equity securities. Our portfolio strategy is to invest primarily in illiquid debt and equity securities issued by lower middle market (“LMM”) companies, which generally have annual revenues between $10 million and $150 million, and middle market (“Middle Market”) companies that are generally larger in size than the LMM companies. Our Middle Market investments are made in businesses that are generally larger in size than our LMM portfolio companies, with annual revenues typically between $10 million and $3 billion. Our LMM and Middle Market portfolio investments generally range in size from $1 million to $15 million. The Company categorizes some of its investments in LMM companies and Middle Market companies as private loan (“Private Loan”) portfolio investments. Private Loan investments, often referred to in the debt markets as “club deals,” are investments, generally in debt instruments, that we originate on a collaborative basis with other investment funds. Private Loan investments are typically similar in size, structure, terms and conditions to investments we hold in our LMM portfolio and Middle Market portfolio. Our portfolio also includes other portfolio (“Other Portfolio”) investments primarily consisting of investments managed by third parties, which differ from the typical profiles for our LMM, Middle Market, or Private Loan investments.

We previously registered for sale up to 150,000,000 shares of common stock pursuant to a registration statement on Form N-2 (File No. 333-178548) which was initially declared effective by the SEC on June 4, 2012 (the “Initial Offering”). The Initial Offering terminated on December 1, 2015. We raised approximately $601.2 million under the Initial Offering, including proceeds from the distribution reinvestment plan of approximately $22.0 million. We also registered for sale up to $1,500,000,000 worth of shares of common stock (the “Offering”) pursuant to the Registration Statement, as amended, most recently declared effective on October 6, 2016. As of December 31, 2016, we had raised approximately $105.4 million in the Offering, including proceeds from the distribution reinvestment plan of approximately $24.8 million.

On February 22, 2017, the board of directors, after determining that it would be in the best interests of us and our stockholders, decided to continue our Offering until September 30, 2017 and authorized the closing of our Offering to new investors (the “Closing”) to occur on or about such date. The board of directors previously authorized the Closing to occur on or about March 31, 2017, subject to the board of directors’ final approval. The board of directors retained its right to provide final approval on the specific terms of the Closing, including its right to accelerate the Closing or to further continue our Offering if the board of directors determines that it is in the best interests of us and our stockholders to do so.

Our wholly owned subsidiaries, HMS Funding I LLC (“HMS Funding”) and HMS Equity Holding, LLC (“HMS Equity Holding”), were both organized as Delaware limited liability companies in 2014. Our wholly owned subsidiary, HMS Equity Holding II, Inc., (“HMS Equity Holding II”) was organized as a Delaware corporation in 2016. HMS Funding was created pursuant to the Capital One Credit Facility (as defined below) in order to function as a “Structured Subsidiary,” which is permitted to incur debt outside of the Capital One Credit Facility since it is not a guarantor under the Capital One Credit Facility. HMS Equity Holding, which has elected to be a taxable entity, primarily holds equity investments in portfolio companies which are “pass through” entities for tax purposes. HMS Equity Holding II, which has elected to be a taxable entity, holds an equity investment in a portfolio company which is a “pass through” entity for tax purposes.

The business of the Company is managed by HMS Adviser LP (the “Adviser”), a Texas limited partnership and affiliate of Hines Interests Limited Partnership (“Hines”), under an Investment Advisory and Administrative Services Agreement dated May 31, 2012, as amended (the “Investment Advisory Agreement”). Under the Investment Advisory Agreement, the Adviser does not earn any profit under its provision of administrative services to the Company. The Company and the Adviser have retained MSC Adviser I, LLC (the “Sub-Adviser”), a wholly owned subsidiary of Main Street Capital Corporation (“Main Street”), a New York Stock Exchange listed-BDC, as the Company’s investment sub-adviser under an Investment Sub-Advisory Agreement (the “Sub-Advisory Agreement”) to identify, evaluate, negotiate and structure prospective investments, make investment and portfolio management recommendations for approval by the Adviser, monitor the Company’s investment portfolio and provide certain ongoing administrative services to the Adviser. The Adviser and Sub-Adviser are collectively referred to as the “Advisers,” and each is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Upon the execution of the Sub-Advisory Agreement, Main Street became an affiliate of the Company. The Company has engaged Hines Securities, Inc. (the “Dealer Manager”), an affiliate of the Adviser, to serve as the Dealer Manager for the Offering. The Dealer Manager is responsible for marketing the Company’s common stock.

We refer to HMS Income Fund, Inc. as the “Company,” and the use of “we,” “our,” “us” or similar pronouns in this Form 10-K refers to HMS Income Fund, Inc. or the Company as required by the context in which such pronoun is used.

Employees

We do not have any direct employees, and our day-to-day investment operations are managed by our Adviser, which is also our administrator. Our executive officers consist of a president and chief executive officer, a chief financial officer and secretary and a chief accounting officer and treasurer, all of whom are employees of Hines.

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

Overview of our Business

As of December 31, 2016, we had 75 debt investments in 71 Middle Market portfolio companies with an aggregate fair value of approximately $638.4 million and a total cost basis of approximately $658.8 million, and five equity investments in four Middle Market portfolio companies with an aggregate fair value of approximately $5.1 million and a total cost basis of approximately $4.7 million. As of December 31, 2016, 82.0% of our Middle Market debt investments were secured by first priority liens. Our Middle Market portfolio investments have an average investment size of $8.0 million and have a weighted average annual effective yield of approximately 8.8%. The Middle Market debt investments generally have floating interest rates at a London Interbank Offered Rate (“LIBOR”) plus a premium, subject to LIBOR floors, and have an average term of three to seven years.

As of December 31, 2016, we had 29 debt investments in 22 LMM portfolio companies with an aggregate fair value of approximately $78.4 million, and a total cost basis of approximately $78.0 million, and 28 equity investments in 22 LMM portfolio companies with an aggregate fair value of approximately $37.6 million, and a total cost basis of approximately $31.2 million. Our LMM debt investments generally have terms of five to seven years, with limited required amortization prior to maturity, and provide for monthly or quarterly payment of interest. We typically structure our LMM debt investments with the maximum seniority and collateral that we can reasonably obtain while seeking to achieve our total return target. In most cases, our LMM debt investment will be collateralized by a first priority lien on substantially all the assets of the portfolio company. As of December 31, 2016, our LMM debt investments had a weighted average annual effective yield of approximately 12.4%, and 95.1% of such investments were secured by first priority liens on the assets of the LMM portfolio companies. The LMM equity investments consist of equity ownership interests in the LMM portfolio companies and warrants to acquire equity interests in the LMM portfolio companies.

As of December 31, 2016, we had 29 debt investments in 28 Private Loan portfolio companies with an aggregate fair value of approximately $205.0 million and a cost basis of approximately $206.0 million, and nine equity investments in six Private Loan portfolio companies with an aggregate fair value of approximately $6.3 million and a cost basis of approximately $5.2 million.

The Private Loan debt investments had a weighted average annual effective yield of approximately 9.2%, and 94.3% of the Private Loan debt investments were secured by first priority liens.

As of December 31, 2016, we had three Other Portfolio investments with an aggregate fair value of approximately $18.4 million and a cost basis of approximately $18.6 million, which comprised 1.9% of our investment portfolio at fair value.

The value of our investment portfolio will fluctuate with changes in market pricing of our underlying investments. During the fourth quarter of 2014 through the first quarter of 2016, our portfolio experienced significant unrealized losses that were largely related to the impact of broad price declines in the high yield bond and leveraged loan markets and the effect of the declining oil prices on our investments in the oil and gas sector. In 2016, we recognized realized losses on investments in our portfolio, primarily driven by the restructuring of certain investments in the oil and gas sector. Although we have seen a recovery in the leveraged loan markets in the second half of 2016, it has not been sufficient to reverse these unrealized and realized losses.

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

The Adviser is registered as an investment adviser under the Advisers Act. Our Adviser oversees the management of our activities and is responsible for making investment decisions with respect to, and providing day-to-day management and administration of our investment portfolio. Our Adviser is wholly-owned by Hines. We and our Adviser have engaged our Sub-Adviser to identify, evaluate, negotiate and structure prospective investments, make investment and portfolio management recommendations for approval by our Adviser, monitor our investment portfolio and provide certain ongoing administrative services to our Adviser.

As a BDC, we are subject to certain regulatory restrictions in making our investments, including limitations on our ability to co-invest with certain affiliates. However, we have received exemptive relief from the SEC that permits us, subject to certain conditions, to co-invest with Main Street in certain transactions originated by Main Street and/or our Advisers. The exemptive relief permits us, and certain of our directly or indirectly wholly owned subsidiaries on the one hand, and Main Street and/or certain of its affiliates on the other hand, to co-invest in the same investment opportunities where such investment would otherwise be prohibited under Section 57(a)(4) of the 1940 Act. Under the co-investment program, we expect that co-investment between us and Main Street will be the norm rather than the exception, as substantially all potential co-investments that are appropriate investments for us should also be appropriate investments for Main Street, and vice versa. Limited exceptions to co-investing will be based on available capital, diversification and other relevant factors. Accordingly, our Sub-Adviser treats every potential investment in customized LMM securities evaluated by Main Street as a potential investment opportunity for us, determines the appropriateness of each potential investment for co-investment by us, provides to our Adviser, in advance, information about each potential investment that it deems appropriate for us and proposes an allocation according to an investment allocation policy reviewed periodically by our board of directors between us and Main Street. If our Adviser deems such potential co-investment transaction and proposed allocation appropriate for us, our Adviser presents the transaction and the proposed allocation to the members of our board of directors who are (1) not interested persons of us or Main Street, and (2) who do not have a financial interest in the proposed transaction or the proposed portfolio company, which directors are referred to as “Eligible Directors,” and our Sub-

Adviser presents the transaction and the proposed allocation for Main Street to the Eligible Directors of the Main Street board of directors. Each board of directors, including a majority of the Eligible Directors of each board of directors, must approve each proposed co-investment transaction and the associated allocations therewith prior to the consummation of any co-investment transaction. No independent director on our board of directors or Main Street’s board of directors may have any direct or indirect financial interest in any co-investment transaction or any interest in any related portfolio company, other than through an interest (if any) in our or Main Street’s securities, as applicable. Additional information regarding the operation of the co-investment program is set forth in the order granting our exemptive relief, which may be reviewed on the SEC’s website at www.sec.gov.

In addition to the co-investment program described in the Form 10-K and in the exemptive relief, we may continue to co-invest in syndicated deals and secondary loan market purchases in accordance with applicable regulatory guidance or interpretations.

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

Business Strategy

Our primary investment objective is to generate current income through debt and equity investments in LMM companies based in the United States and secured debt investments of Middle Market companies generally headquartered in the United States. A secondary objective is to generate long-term capital appreciation through equity and equity-related investments including warrants, convertible securities, and other rights to acquire equity securities. We have adopted the following business strategy to achieve our investment objective:

•
Utilize the experience and expertise of the principals of our Advisers. The investment professionals employed by our Sub-Adviser are also the investment professionals responsible for investing and managing Main Street’s securities portfolio. Main Street is a BDC whose shares are listed on the New York Stock Exchange. Main Street’s primary investment focus is providing customized debt and equity financing to LMM companies and debt capital to Middle Market companies that operate in diverse industry sectors. At December 31, 2016, Main Street had debt and equity investments with an aggregate fair value of approximately $1.8 billion in over 200 portfolio companies. Our Adviser’s senior management team, through affiliates of Hines, has participated in the management of three publicly offered and non-traded real estate investment trusts and has extensive experience in evaluating and underwriting the credit of tenants, many of which are LMM companies, of its commercial real estate properties. The principals of our Adviser, including Sherri W. Schugart, the Chairman of our board of directors, our President and Chief Executive Officer, and Ryan T. Sims, our Chief Financial Officer and Secretary, have access to a broad network of relationships with financial sponsors, commercial and investment banks, LMM companies and leaders within a number of industries that we believe produce significant investment opportunities.

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

•
Emphasize discipline in our underwriting policies and rigor in our portfolio management. We employ an underwriting process that includes a review of the prospects, competitive position, financial performance and industry dynamics of each potential portfolio company. In addition, we perform due diligence on potential investments and seek to invest with management teams and/or private equity sponsors who have proven capabilities in building value. Through our Advisers, we offer managerial assistance to our portfolio companies, giving them access to our investment experience, direct industry expertise and contacts, and allowing us to continually monitor their progress. As part of the monitoring process, our Advisers analyze monthly and quarterly financial statements versus the previous periods and year, review financial projections, meet with management, attend board meetings and review all compliance certificates and covenants.

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

Deal Origination

Over the years, we believe the management team of Main Street, who controls our Sub-Adviser, and the affiliates of Hines have developed and maintained a strong reputation as principal investors and an extensive network of relationships. Main Street sources investments of the type we expect to make on a day-to-day basis as part of operating a New York Stock Exchange-listed BDC. Main Street has business development professionals dedicated to sourcing investments through relationships with numerous loan syndication and trading desks, investment banks, private equity sponsors, business brokers, merger and acquisition advisors, finance companies, commercial banks, law firms and accountants. Moreover, through its over 60 years of experience in leasing commercial real estate on a global basis, Hines has developed relationships with a large number of Middle Market companies that are a potential source of Middle Market investment opportunities. Our Adviser also has continuous access to Main Street’s professional team due to its relationship with our Sub-Adviser.

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

Competition

Our primary competition in providing financing to Middle Market, including LMM, companies includes other BDCs, specialty finance companies, investment companies, opportunity funds, private equity funds and institutional investors, public and private buyout and other private equity funds, commercial and investment banks, commercial financing companies, and, to the extent they provide an alternative form of financing, hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical, and marketing resources than we do. For example, some competitors may have a lower cost of funds as well as access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or the source-of-income, asset diversification and distribution requirements we must satisfy to maintain our qualification as a BDC. We use the industry information of our investment professionals to assess investment risks and determine appropriate pricing for our investments in portfolio companies. In addition, we believe that our relationships enable us to discover, and compete effectively for, financing opportunities with attractive Middle Market, including LMM, companies in the industries in which we seek to invest. See “Item IA. Risk Factors — Risks Relating to Our Business and Structure — We may continue to face increasing competition for investment opportunities, which could delay deployment of our capital, reduce returns and result in losses.”

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

There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each asset while employing a valuation process that is consistently followed. Determinations of fair value involve subjective judgments and estimates. Accordingly, the notes to our consolidated financial statements refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations in our consolidated financial statements. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Valuation of Portfolio Investments.”

Determinations in Connection With Offerings

From our initial closing under the Initial Offering through January 14, 2015, we sold our shares of common stock on a continuous basis at an offering price of $10.00 per share. To the extent that our NAV per share increases, we will sell our shares of common stock pursuant to the Offering at a price necessary to ensure that shares of common stock are not sold at a price per share, after deduction of selling commissions and Dealer Manager fees, that is below our NAV per share as determined within 48 hours prior to the date of each closing. In the event of a material decline in our NAV per share which we deem to be non-temporary, and that results in a 2.5% or higher decrease of our NAV per share below our then-current net offering price, and subject to certain conditions, we will reduce our offering price accordingly.

The following table summarizes adjustments we have made to our per share public offering price through March 3, 2017 and the closing date on which such adjustments were effective.

First Effective Closing Date	Per Share Public Offering Price
June 4, 2012	$10.00
January 15, 2015	$9.75
May 7, 2015	$9.90
October 8, 2015	$9.70
November 12, 2015	$9.55
January 1, 2016	$9.00
January 21, 2016	$8.80
February 4, 2016	$8.60
February 18, 2016	$8.50
March 24, 2016	$8.60
April 21, 2016	$8.70
May 5, 2016	$8.80
July 28, 2016	$8.90
October 20, 2016	$9.00
November 25, 2016	$9.05
December 15, 2016	$9.10
January 12, 2017	$9.15
January 19, 2017	$9.30

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

Code of Ethics

We, our Advisers and our Dealer Manager have each adopted a code of ethics under Rule 17j-1 of the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to each code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. We have included these codes of ethics as exhibits to the Registration Statement. You may also read and copy, after paying a duplication fee, the codes of ethics at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549, or by making an electronic request to the following email address: publicinfo@sec.gov. You may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 942-8090. In addition, the code of ethics is available on the EDGAR Database on the SEC’s Internet site at http://www.sec.gov.

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

It is unlikely that our portfolio investments will solicit proxies for stockholder votes on a regular basis. To the extent we receive proxy statements, however, we have delegated our proxy voting responsibility to our Adviser. The proxy voting policies and procedures of our Adviser are set forth below. The guidelines are reviewed periodically by our Adviser and our independent directors, and, accordingly, are subject to change.

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

Other

As a BDC, we are subject to periodic examinations by the SEC for compliance with the 1940 Act. We are required to obtain and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to us or our stockholders arising from misconduct, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

Securities Exchange Act and Sarbanes-Oxley Act Compliance

We are subject to the reporting and disclosure requirements of the Exchange Act including the filing of quarterly, annual and current reports, proxy statements and other required items. In addition, we are subject to the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), which imposes a wide variety of regulatory requirements on publicly held companies and their insiders. Many of these requirements will affect us. For example:

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

Taxation as a RIC

We have elected to be treated for federal income tax purposes as a RIC under Subchapter M of the Code. As a RIC, we generally will not be subject to corporate-level federal income taxes on any income that we distribute to our stockholders from our tax earnings and profits. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to obtain RIC tax treatment, we must distribute dividends to our stockholders, in respect of each taxable year, of an amount generally at least equal to 90% of our “investment company taxable income,” which is generally our taxable net investment income plus the excess, if any, of realized net short-term capital gain over realized net long-term capital loss, determined without regard to any deduction for dividends paid (the “Annual Distribution Requirement”). Depending on the amount of taxable income we generate in a taxable year, we may choose to spill-over taxable income in excess of current taxable year distributions into the next taxable year and incur a 4% nondeductible U.S federal excise tax on such taxable income. Any such spill-over taxable income must be distributed through a distribution declared prior to the earlier of eight-and-one-half months after the close of the taxable year in which such taxable income was generated or the timely filing of the tax return related to the taxable year in which such taxable income was generated. Even if we qualify as a RIC, we could be subject to U.S. federal, state, local and foreign income, excise, withholding or other taxes.

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

We will be subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income unless we distribute in a timely manner in respect of a calendar year dividends of an amount at least equal to the sum of (1) 98% of our ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gain net income (adjusted for certain ordinary losses) for the one-year period ending October 31 in that calendar year (or, if we so elect, for the calendar year) and (3) any net ordinary income and capital gain net income for preceding years that was not distributed with respect to such years and on which the Company incurred no U.S. federal income tax (the “Excise Tax Avoidance Requirement”). Distributions declared and paid by us in a taxable year will generally differ from taxable income for that taxable year as such distributions may include the distribution of current taxable year’s taxable income, exclude amounts carried over into the following taxable year, and include the distribution of prior taxable year taxable income carried over into and distributed in the current taxable year.

In order to qualify as a RIC for federal income tax purposes, we must, among other things:

•	continue to qualify as a BDC under the 1940 Act at all times during each taxable year;

•	meet the Annual Distribution Requirement;

•
derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities, loans, gains from the sale or other disposition of stock or other securities or foreign currencies or other income derived with respect to our business of investing in such stock, securities or currencies and net income derived from an interest in a “qualified publicly traded partnership” (as defined in the Code) (the “90% Income Test”); and

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

Some of the income that we might otherwise earn, such as fees for providing managerial assistance, certain fees earned with respect to our investments, income recognized in a work-out or restructuring of a portfolio investment, or income recognized from an equity investment in an operating partnership, may not satisfy the 90% Income Test. To manage the risk that such income might disqualify us as a RIC for failure to satisfy the 90% Income Test, we may establish one or more special purpose entities treated as corporations for U.S. federal income tax purposes (any such corporation, a “Taxable Subsidiary”) to hold assets from which we do not anticipate earning qualifying income under the 90% Income Test. Any investments held through a Taxable Subsidiary generally will be subject to U.S. federal income and other taxes, and therefore we can expect to achieve a reduced after-tax yield on such investments.

We may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments issued with payment-in-kind interest (“PIK”), or in certain cases, increasing interest rates or issued with warrants), we must include in our taxable income each taxable year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in our taxable income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. Consequently, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, even though we have not received the corresponding cash amount.

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

If we were unable to qualify for treatment as a RIC, we would be subject to tax on all of our taxable income at regular corporate rates, regardless of whether we make any distributions to our stockholders. Distributions would not be required, and any distributions would generally be taxable to our stockholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain additional limitations in the Code, such distributions would be eligible for the preferential maximum federal income tax rate applicable to individual shareholders with respect to certain qualified dividend income. Subject to certain limitations under the Code, certain corporate distributees would be eligible for the dividends received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the shareholder’s tax basis, and any remaining distributions would be treated as a capital gain. Moreover, if we fail to qualify as a RIC in any taxable year, to qualify again to be subject to tax as a RIC in a subsequent taxable year, we would be required to distribute our earnings and profits attributable to any of our non-RIC taxable years as dividends to our stockholders. In addition, if we fail to qualify as a RIC for a period greater than two consecutive taxable years, to qualify as a RIC in a subsequent taxable year we may be subject to regular corporate tax on any net built-in gains with respect to certain of our assets (that is, the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had sold the property at fair market value (“FMV”) at the end of the taxable year) that we elect to recognize on requalification or when recognized over the next five taxable years.

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

From time to time, the global capital markets may experience periods of disruption and instability, which could materially and adversely impact the broader financial and credit markets and reduce the availability to us of debt and equity capital. For example, between 2008 and 2009, instability in the global capital markets resulted in disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the repricing of credit risk in the broadly syndicated credit market and the failure of major domestic and international financial institutions. In particular, the financial services sector was negatively impacted by significant write-offs as the value of the assets held by financial firms declined, impairing their capital positions and abilities to lend and invest. We believe that such value declines were exacerbated by widespread forced liquidations as leveraged holders of financial assets, faced with declining prices, were compelled to sell to meet margin requirements and maintain compliance with applicable capital standards. Such forced liquidations also impaired or eliminated many investors and investment vehicles, leading to a decline in the supply of capital for investment and depressed pricing levels for many assets. Also, in June 2016, the United Kingdom held a referendum in which voters approved an exit from the European Union, and the implications of the United Kingdom’s pending withdrawal from the European Union are unclear at present. In November 2016, voters in the United States elected a new president and the implications of a new presidential administration are unclear at present. These events caused, or may in the future cause, significantly diminished overall confidence in the debt and equity markets, unprecedented declines in the values of certain assets, extreme economic uncertainty and significantly reduced availability of debt and equity capital for the market as a whole and financial services firms in particular. While market conditions have experienced relative stability in recent years, there have been continuing periods of volatility and there can be no assurance that adverse market conditions will not repeat themselves in the future.

Future volatility and dislocation in the capital markets could create a challenging environment in which to raise or access capital. For example, the re-appearance of market conditions similar to those experienced from 2008 through 2009 for any substantial length of time could make it difficult to extend the maturity of or refinance our existing indebtedness or obtain new indebtedness with similar terms. Significant changes or volatility in the capital markets may also have a negative effect on the valuations of our investments. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity) and impairments of the market values or FMV of our investments, even if unrealized, must be reflected in our financial statements for the applicable period, which could result in significant reductions to our NAV for the period. Significant changes in the capital markets may also affect the pace of our investment activity and the potential for liquidity events involving our investments. Thus, the illiquidity of our investments may make it difficult for us to sell such investments to access capital if required, and as a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes.

The amount of our distributions to our stockholders is uncertain. Portions of the distributions that we pay may represent a return of capital to you for U.S. federal income tax purposes which will lower your tax basis in your shares and reduce the amount of funds we have for investment in targeted assets. We may not be able to pay you distributions, and our distributions may not grow over time.

Any distributions we make to our stockholders will be paid out of assets legally available for distribution. We may fund our cash distributions from any sources of funds legally available. We cannot assure you that we will achieve investment results that will allow us to make a targeted level of distributions or year-to-year increases in distributions. Our ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described in this Form 10-K. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC can limit our ability to pay distributions. All distributions will be paid at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our ability to be subject to tax as a RIC, compliance with applicable BDC regulations and such other factors as our board of directors may deem relevant from time to time. We cannot assure you that we will pay distributions to our stockholders in the future.

To the extent that we pay any distributions from the proceeds of sales of common stock or from borrowings in anticipation of future cash flow, all or a portion of such distributions may constitute a return of your capital and may lower your tax basis in your shares. Distributions from any stock offering proceeds or from borrowings also could reduce the amount of capital we ultimately invest in debt and equity interests of portfolio companies. We have not established any limit on the extent to which we may use borrowings, if any, or stock offering proceeds to fund distributions (which may reduce the amount of capital we ultimately invest in assets). We may, for the foreseeable future, pay a portion of our distributions from sources other than net realized income from operations, which may include stock offering proceeds, borrowings, fee and expense waivers from our Advisers and support payments from the Adviser.

Price declines in the leveraged loan market may adversely affect the fair value of our syndicated loan portfolio, reducing our NAV through increased net unrealized depreciation.

Retail loan funds, collateralized loan obligations (a type of leveraged investment vehicle holding corporate loans), hedge funds and other highly leveraged investment vehicles comprise a substantial portion of the market for purchasing and holding first and second lien secured loans. As the secondary market pricing of the loans underlying these portfolios deteriorated during the second half of 2015 and into the first quarter of 2016, it is our understanding that many investors, as a result of their generally high degrees of leverage, were forced to raise cash by selling their interests in performing loans in order to satisfy margin requirements or the equivalent of margin requirements imposed by their lenders. This resulted in a forced deleveraging cycle of price declines, compulsory sales and further price declines, with widespread redemption requests and other constraints generating further selling pressure. This pervasive forced selling resulted in price declines in our portfolio, negatively impacting our NAV. In addition to the deterioration of the secondary market pricing, we may experience compressed spreads between the rates at which we can borrow and the rates at which we can lend.
Conditions in the leveraged loan market may continue to experience similar disruptions or deterioration, which may cause pricing levels to continue to decline or remain volatile. As a result, we may continue to suffer unrealized depreciation and could incur realized losses in connection with the sale of our syndicated loans, which could have a material adverse impact on our NAV and reduce our stock price below our NAV per share. As a BDC, we are generally not able to issue additional shares of our common stock at a price less than our NAV without first obtaining approval for such issuance from our stockholders and our independent directors. Additionally, a lower portfolio value may negatively impact our ability to borrow additional funds under the Credit Facilities (as defined below) because our NAV is reduced for purposes of the asset coverage ratio. All of these conditions could have a material adverse impact on our business, financial condition and results of operations.

Our ability to achieve our investment objective depends on our Advisers’ ability to manage and support our investment process. If our Adviser or our Sub-Adviser were to lose any members of their respective senior management teams, our ability to achieve our investment objective could be significantly harmed.

We are externally managed and depend upon the investment expertise, diligence, skill and network of business contacts of our Advisers. We also depend, to a significant extent, on our Advisers’ access to the investment professionals and the information and deal flow generated by these investment professionals in the course of their investment and portfolio management activities. Our Advisers will evaluate, negotiate, structure, close, monitor and service our investments. Our success depends to a significant extent on the continued service and coordination of our Advisers, including their key professionals. The departure of a significant number of our Adviser’s or Sub-Adviser’s key professionals and/or the failure to replace professionals could have a materially adverse effect on our ability to achieve our investment objective. In addition, we can offer no assurance that our Advisers will remain our investment adviser and sub-adviser, as applicable, or that we will continue to have access to their investment professionals or their information and deal flow.

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

We compete for investments with other BDCs and investment funds, as well as traditional financial services companies such as commercial banks and other sources of funding. Moreover, alternative investment vehicles, such as hedge funds, private equity funds and mezzanine funds, also make investments in Middle Market private U.S. companies. As a result, competition for investment opportunities in private U.S. companies may continue to intensify, particularly as these entities continue to raise large amounts of capital. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do. We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. If we are forced to match our competitors’ pricing, terms and structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms. Furthermore, many of our competitors may have greater experience operating under, or are not subject to, the regulatory restrictions under the 1940 Act that are imposed on us as a BDC.

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

The determination of fair value, and thus the amount of unrealized gains and losses we may incur in any year, is subjective, and our Advisers may have a conflict of interest in making the determination. We value these securities no less than quarterly at fair value as determined in good faith by our board of directors based on input from our Advisers, any third-party independent valuation firm retained by our board of directors and our audit committee. Certain factors that may be considered in determining the fair value of our investments include dealer quotes for securities traded on the secondary market for institutional investors, the nature and realizable value of any collateral, the portfolio company’s earnings and its ability to make payments on its indebtedness, the markets in which the portfolio company does business, comparison to comparable publicly-traded companies, discounted cash flow and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Due to this uncertainty, our fair value determinations may cause our NAV per share on a given date to materially understate or overstate the value that we may ultimately realize upon the sale of one or more of our investments. Additionally, any volatility in the credit markets may affect the ability of our Advisers and board of directors to value our portfolio.

Our board of directors may change our operating policies and investment strategies or use of proceeds of the sales of common stock without prior notice or stockholder approval, the effects of which may be adverse.

Our board of directors has the authority to modify or waive our current operating policies, investment criteria and investment strategies without prior notice and without stockholder approval if it determines that doing so will be in the best interests of stockholders. We cannot predict the effect any changes to our current operating policies, investment criteria and investment strategies would have on our business, NAV, operating results and value of our stock. However, the effects might be adverse, which could negatively impact our ability to pay you distributions and cause you to lose all or part of your investment. Moreover, we have significant flexibility in investing any net stock offering proceeds and may use any net stock offering proceeds in ways with which investors may not agree or for purposes other than those contemplated at the time of such offering.

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

Additionally, any changes to the laws and regulations governing our operations relating to permitted investments may cause us to alter our investment strategy to avail ourselves of new or different opportunities, or increase our leverage. Such changes could result in material differences to the strategies and plans set forth in this Form 10-K and may result in our investment focus shifting from the areas of expertise of our Advisers to other types of investments in which our Advisers may have less expertise or little or no experience. Thus, any such changes, if they occur, and uncertainty regarding the status of current laws and regulations could have a material adverse effect on our business, financial condition and results of operations and the value of your investment.

The impact of financial reform legislation on us is uncertain.

The Dodd-Frank Wall Street Reform and Consumer Protection Act, as amended (the “Dodd-Frank Act”), instituted a wide range of reforms that are affecting all U.S. financial institutions. Many of the requirements called for in the Dodd-Frank Act have been implemented over time and are subject to implementing regulations which have gradually taken effect over the course of several years. The full impact such requirements will have on our business, results of operations or financial condition is unclear. The changes resulting from the Dodd-Frank Act require us to invest significant management attention and resources to evaluate and make substantial changes in order to comply with new statutory and regulatory requirements. Failure to comply with any such laws, regulations or principles, or changes thereto, may negatively impact our business, results of operations and financial condition. We cannot predict the ultimate effect on us changes in the laws or regulations would have as a result of the Dodd-Frank Act or whether and to the extent to which the Dodd-Frank Act may remain in its current form.

The lack of experience of our Adviser in operating under the constraints imposed on us as a BDC and RIC may hinder the achievement of our investment objectives.

The 1940 Act and the Code impose numerous constraints on the operations of BDCs and RICs that do not apply to other investment vehicles managed by our Adviser and its affiliates. BDCs are required, for example, to invest at least 70% of their total assets in certain qualifying assets, including U.S. private or thinly-traded public companies, cash, cash equivalents, U.S. government securities and other high-quality debt instruments that mature in one year or less from the date of investment. Moreover, qualification for taxation as a RIC requires satisfaction of source-of-income, asset diversification and distribution requirements. Neither we nor our Adviser has long term experience operating under these constraints, which may hinder our ability to take advantage of attractive investment opportunities and to achieve our investment objective. As a result, we cannot assure you that our Adviser will be able to operate our business under these constraints. Any failure to do so could subject us to enforcement action by the SEC, cause us to fail to satisfy the requirements associated with RIC status and subject us to entity-level corporate income taxation, cause us to fail the 70% test described above or otherwise have a material adverse effect on our business, financial condition or results of operations.

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

We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. Under the 1940 Act, a “diversified” investment company is required to invest at least 75% of the value of its total assets in cash and cash items, government securities, securities of other investment companies and other securities limited in respect of any one issuer to an amount not greater than 5% of the value of the total assets of such company and no more than 10% of the outstanding voting securities of such issuer. As a non-diversified investment company, we are not subject to this requirement. To the extent that we assume large positions in the securities of a small number of issuers, our NAV may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company or to a general downturn in the economy. However, we are subject to the diversification requirements applicable to RICs under Subchapter M of the Code.

We are highly dependent on information systems.

We are highly dependent on the communications and information systems of our Advisers, their affiliates and certain third-party service providers, and any failure or interruption in these systems could cause disruptions in our activities. In addition, these systems are subject to potential attacks, including through adverse events that threaten the confidentiality, integrity or availability of our information resources. These attacks, which may include cyber incidents, may involve a third party gaining unauthorized access to our communications or information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. Any such attack could result in disruption to our business, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships, any of which could have a material adverse effect on our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

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

The time and resources that individuals employed by the Advisers devote to us may be diverted, and we may face additional competition due to the fact that neither our Advisers nor their affiliates is prohibited from raising money for or managing another entity that makes the same types of investments that we target.

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

The investment professionals utilized by our Sub-Adviser are also the investment professionals responsible for investing and managing Main Street’s securities portfolio. These professionals are responsible for allocating investment opportunities between us and Main Street. Our exemptive relief imposes on our Sub-Adviser the obligation to evaluate whether each investment opportunity its investment professionals review for Main Street is also appropriate for us and to propose an allocation of such opportunity to us if it deems such opportunity to be appropriate. If our Sub-Adviser determines that certain investment opportunities are appropriate for Main Street but not appropriate for us, or if our Sub-Adviser proposes an allocation of an investment opportunity to us that is disproportionately small relative to the proposed allocation to Main Street and our ability to fund the investment, our operating results could be adversely affected.

The structure of our management fees creates potential conflicts of interest that could impact our investment returns.

We pay management and incentive fees to our Advisers and reimburse our Advisers for certain expenses they incur. In addition, investors in shares of our common stock will invest on a gross basis and receive distributions on a net basis after expenses, resulting in, among other things, a lower rate of return than one might achieve through direct investments in our underlying assets.

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

These protections may lead our Advisers to act in a riskier manner when acting on our behalf than they would when acting for their own account.

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

We expect to continue to utilize leverage to fund new investments. As such, we may need to access the capital markets to refinance existing debt obligations to the extent maturing obligations are not repaid with cash flows from operations. In order to maintain RIC tax treatment we must distribute dividends to our stockholders each tax year on a timely basis generally of an amount at least equal to 90% of the sum of our net taxable ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, or investment company taxable income, determined without regard to any deduction for dividends paid, and the amounts of such distributions will therefore not be available to fund investment originations or to repay maturing debt. We may issue “senior securities,” including borrowing money from banks or other financial institutions, only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such incurrence or issuance. Our ability to issue different types of securities is also limited. Compliance with these requirements may unfavorably limit our investment opportunities and reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend.

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

We pursue a strategy focused on investing primarily in senior secured loans, second lien loans and mezzanine debt issued by Middle Market companies. Most loans in which we invest will not be rated, or would be if they were rated by a rating agency, as “below investment grade,” or “junk,” quality. Indebtedness of below investment grade quality is regarded as having predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. We expect to hold debt and preferred equity instruments in our investment portfolio that contain PIK interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is accrued as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. If the debt principal is not repaid in full, then PIK interest will likewise be partially or wholly uncollectible.

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

We are subject to financial market risks, including changes in interest rates. While the majority of our investments are floating rate debt instruments, to the extent that we invest in fixed-rate securities or loans, general interest rate fluctuations may have a substantial negative impact on our investments and investment opportunities and, accordingly have a material adverse effect on our business and our rate of return on invested capital.

In addition, since we use debt to finance investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates when we have debt outstanding, our cost of funds will increase, which could reduce our net investment income. We expect that our long-term fixed-rate investments will be financed primarily with equity and long-term debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. Also, we have limited experience in entering into hedging transactions, and we will initially have to purchase or develop such expertise if we were to engage in hedging transactions.

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

The loans in our investment portfolio generally are prepayable at any time, sometimes at no premium to par. Whether a loan is prepaid may depend on the performance of the portfolio company and the existence of favorable financing market conditions that allow such company the ability to replace existing financing with less expensive capital. In the case of some of these loans, having the loan prepaid may reduce the achievable yield for us if the capital returned cannot be invested in transactions with equal or greater expected yields, which could have a material adverse effect on our business, financial condition and results of operations.

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

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize a portfolio company’s ability to meet its obligations under the debt or equity securities that we hold (and we may invest in portfolio companies that are highly leveraged themselves). We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company. We may also record unrealized depreciation on any investment in a portfolio company upon default, which would reduce our NAV. Additionally, our investments with a deferred interest feature such as original issue discount could represent a higher credit risk than investments that must be paid in full in cash on a regular basis. Lastly, if a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest previously used in the calculation of the incentive fee will become uncollectible.

We may not realize gains from our equity investments, which may adversely affect our investment returns and stockholders’ ability to recover their entire investment in us.

Certain investments that we may make could be accompanied by or stapled to warrants or other equity securities. In addition, we may make direct equity investments, including controlling investments, in companies. Our investment objective is ultimately to realize gains upon our disposition of such equity interests. We believe that we may be unable to significantly increase our NAV per share unless we realize gains on our disposition of equity interests, thus creating risk that we will not ultimately recover our organization and offering costs, including our Dealer Manager fee and commissions on the sale of our shares of common stock. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience or to produce returns and distributions upon liquidation or sale of all our assets that provide investors with a return of all of their original purchase price for our shares of common stock. We also may be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business, recapitalization or public offering, which would allow us to sell the underlying equity interests. We may acquire puts or similar rights to give us the right to sell our equity securities back to the portfolio company issuer. We may be unable to exercise these put rights for the consideration provided in our investment documents if the issuer is in financial distress.

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

We invest in companies whose securities are typically not publicly traded and whose securities will be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly traded securities. The illiquidity of these investments may make it difficult for us to sell these investments when desired. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. As a result, we do not expect to achieve liquidity in our investments in the near-term. We expect that our investments will generally be subject to contractual or legal restrictions on resale or are otherwise illiquid because there is usually no established trading market for such investments. The illiquidity of most of our investments may make it difficult for us to dispose of them at a favorable price, and, as a result, we may suffer losses.

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

A prolonged continuation of depressed oil and natural gas prices would adversely affect the credit quality and performance of certain of our debt and equity investments in energy and power companies. A decrease in credit quality and performance would, in turn, negatively affect the fair value of these investments, which would consequently negatively affect our NAV. Should a period of depressed oil and natural gas prices continue, the ability of certain of our portfolio companies in the energy industry to satisfy financial or operating covenants imposed by us or other lenders may be adversely affected, which could, in turn, negatively impact their financial condition and their ability to satisfy their debt service and other obligations. Likewise, should a period of depressed oil and natural gas prices occur, it is possible that the cash flow and profit generating capacity of these portfolio companies could also be adversely affected thereby negatively impacting their ability to pay us dividends or distributions on our investments, which could have a material adverse effect on our business, financial condition and results of operations. Also, energy and power companies are subject to supply and demand fluctuations in the markets in which they operate, which are impacted by numerous factors, including weather, use of renewable fuel sources, natural disasters, governmental regulation and general economic conditions, in addition to the effects of increasing regulation and general operational risks, any of which could have a material adverse effect on the performance and value of our investments in energy and power companies as well as our cash flows from such investments.

Certain of our portfolio companies are concentrated in certain geographic regions of the country. In such instance, we will be subject to the risks associated with those geographic regions of the country, including their economic conditions and growth prospects.

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

On March 11, 2014, we entered into a $70.0 million senior secured credit facility (as amended from time to time, the “Capital One Credit Facility”) with Capital One, National Association (“Capital One”), as administrative agent, and other banks as participants (together with Capital One, the “Lenders”) in the facility. The Capital One Credit Facility has subsequently been amended on multiple occasions, and as of December 31, 2016, the Capital One Credit Facility had commitments of $125.0 million, with an accordion provision allowing increases in borrowing of up to $150.0 million, subject to certain conditions. As of December 31, 2016, the maturity date of the Capital One Credit Facility was March 11, 2017, subsequent to which we had two, one-year extension options, subject to approval of the Lenders. On March 6, 2017, the Capital One Credit Facility was amended and restated to, among other things, extend the maturity date to March 6, 2020, reduce revolver commitments to $95.0 million, and assign Capital One’s role as administrative agent to EverBank Commercial Finance, Inc. (“EverBank”).

On June 2, 2014, HMS Funding entered into a credit agreement (the “Deutsche Bank Credit Facility”) among HMS Funding, the Company, as equityholder and servicer, Deutsche Bank AG, New York Branch (“Deutsche Bank”), the financial institutions party thereto as lenders and U.S. Bank National Association as collateral agent and collateral custodian. The Deutsche Bank Credit Facility provided for an initial borrowing capacity of $50.0 million, subject to certain limitations, including limitations with respect to HMS Funding’s investments, as more fully described in the Deutsche Bank Credit Facility. The Deutsche Bank Credit Facility was amended and restated on May 18, 2015 and subsequently has been amended on multiple occasions, most recently on February 9, 2016, increasing the revolver commitments to $385.0 million. The Deutsche Bank Credit Facility matures on June 16, 2020.

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

In March of 2013, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, and the Office of the Comptroller of the Currency (the “Agencies”) jointly issued final guidance on leveraged lending transactions conducted by regulated financial institutions (the “Leveraged Lending Guidance”). In November of 2014, the Agencies issued “Frequently

Asked Questions (“FAQ”) for Implementing March 2013 Interagency Guidance on Leveraged Lending” that were designed to foster industry and examiner understanding of the Leveraged Lending Guidance. The Leveraged Lending Guidance outlines for Agency-supervised institutions high-level principles related to safe-and-sound leveraged lending and contains the Agencies’ minimum expectations for a risk management framework that financial institutions should have in place. With regard to BDCs, the FAQ for example states that the risk management and reporting aspects of the Leveraged Lending Guidance should be applied to underlying loans in structured transactions if an institution originates or retains credit risk in the individual loans. If the financial institution originates or participates in a loan to a BDC that holds leveraged loans, then the loan to the BDC constitutes indirect exposure that should be measured and reported as a leveraged loan. The full impact of the Leveraged Lending Guidance and the FAQ is still uncertain, but it is possible that financing may become more expensive for us and banks or other financial institutions may be less willing to engage in leveraged lending, making it more difficult for us to obtain financing.

In addition to regulatory limitations on our ability to raise capital, the Credit Facilities contain various covenants, which, if not complied with, could accelerate our repayment obligations under the Credit Facilities, thereby materially and adversely affecting our liquidity, financial condition, results of operations and ability to pay distributions.

We will have a continuing need for capital to finance our operations. As of December 31, 2016, the Capital One Credit Facility contained affirmative and negative covenants usual and customary for leveraged financings, including:

•	maintaining an interest coverage ratio of at least 2.0 to 1.0;

•	maintaining an asset coverage ratio of at least 2.25 to 1.0; and

•	maintaining a minimum consolidated tangible net worth, excluding Structured Subsidiaries, of at least $50.0 million.

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

The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below. The calculation assumes (i) we borrow funds equal to 40% of our total assets, (ii) we sell $200.0 million of common stock, (iii) our net offering proceeds from such sales equal $177.0 million, (iv) the resulting average total assets are approximately $1.1billion during the twelve-month period commencing January 1, 2017 and (v) a weighted average cost of funds of 3.63%. There can be no assurance that we will sell an aggregate $200.0 million worth of our common stock during the following twelve months. In order to compute the “Corresponding return to stockholders,” the “Assumed Return on Our Portfolio (net of expenses)” is multiplied by the assumed total assets to obtain an assumed return to us. From this amount, the interest expense is calculated by multiplying the assumed weighted average cost of funds times the assumed debt outstanding, and the product is subtracted from the assumed return to us in order to determine the return available to stockholders. The return available to stockholders is then divided by our stockholders’ equity to determine the “Corresponding return to stockholders.” Actual interest payments may be different.

Assumed Return on Our Portfolio (net of expenses)	(10)%	(5)%	0%	5%	10%
Corresponding return to stockholders	(19.09)%	(10.75)%	(2.42)%	5.91%	14.24%

Under the same assumptions, our assets would need to yield an annual return (net of expenses) of approximately 1.45% in order to cover the annual interest payments on our outstanding debt.

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

We are offering our common stock on a continuous, best efforts basis, whereby our Dealer Manager and broker-dealers participating in the Offering are only required to use their best efforts to sell our shares of common stock and have no firm commitment or obligation to purchase any of the shares of common stock. In addition, selling brokers have more than one BDC offering to emphasize to prospective purchasers, a choice that may make success in conducting the Offering more difficult. Furthermore, the board of directors has authorized the Closing, although it has retained its right to provide final approval on the specific terms of the Closing, including its right to accelerate the Closing or to continue our continuous public offering of common stock if the board of directors determines that it is in the best interest of us or our stockholders to do so. To the extent that less than the maximum number of shares of common stock is subscribed for, or if the Closing occurs on or about September 30, 2017, the opportunity for diversification of our investments may be decreased and the returns achieved on those investments may be reduced as a result of allocating all of our expenses over a smaller capital base.

Our shares of common stock are not listed on an exchange or quoted through a quotation system, will not be listed for the foreseeable future, if ever, and we are not obligated to effectuate a liquidity event by a specified date. Therefore, you will have limited liquidity and may not receive a full return of your invested capital if you sell your shares of common stock.

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

Before making investments, we will invest any net stock offering proceeds primarily in cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt instruments maturing in one year or less from the time of investment, which may produce returns that are significantly lower than the returns which we expect to achieve when our portfolio is fully invested in securities meeting our investment objective. As a result, any distributions that we pay while our portfolio is not fully invested in securities meeting our investment objective may be lower than the distributions that we may be able to pay when our portfolio is fully invested in securities meeting our investment objective.

Under the terms of our Charter, our board of directors is authorized to issue shares of preferred stock with rights and privileges superior to common stockholders without common stockholder approval.

Under the terms of our articles of amendment and restatement (our “Charter”), our board of directors is authorized to issue shares of preferred stock in one or more classes or series without stockholder approval. The board of directors has discretion to set the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms or conditions of redemption for each class or series of preferred stock. Every issuance of preferred stock will be required to comply with the requirements of the 1940 Act. The 1940 Act requires that (1) immediately after issuance and before any distribution is made with respect to our common stock and before any purchase of common stock is made, such preferred stock together with all other senior securities must not exceed an amount equal to 50% of our total assets after deducting the amount of such distribution or purchase price, as the case may be, and (2) the holders of shares of preferred stock, if any are issued, must be entitled as a class to elect two directors at all times and to elect a majority of the directors if distributions on such preferred stock are in arrears by two years or more. Certain matters under the 1940 Act require the separate vote of the holders of any issued and outstanding preferred stock.

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

Our Charter and bylaws, as well as certain statutory and regulatory requirements, contain certain provisions that may have the effect of discouraging a third party from attempting to acquire us. Under the Maryland General Corporation Law (the “MGCL”), “control shares” acquired in a “control share acquisition” have no voting rights except to the extent approved by a vote of two-thirds of the votes entitled to be cast on the matter, excluding shares owned by the acquiror, by officers or by employees who are directors of the corporation. Our bylaws contain a provision exempting from the Control Share Acquisition Act under the MGCL any and all acquisitions by any person of our shares of stock. There can be no assurance that such provision will not be amended or eliminated at some time in the future. The Control Share Acquisition Act (if we amend our bylaws to be subject to that Act) may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer. However, we will amend our bylaws to be subject to the Control Share Acquisition Act only if our board of directors determines that it would be in the best interests of our stockholders and if the SEC staff expressly approves that our being subject to the Control Share Acquisition Act does not conflict with the 1940 Act. The SEC staff has issued informal guidance setting forth its position that certain provisions of the Control Share Acquisition Act, if implemented, would violate Section 18(i) of the 1940 Act. Under the MGCL, specified “business combinations,” including mergers, consolidations, share exchanges, or, in circumstances specified in the statute, asset transfers or issuances or reclassifications of equity securities, between a Maryland corporation and any person who beneficially owns, directly or indirectly, 10% or more of the voting power of the corporation’s outstanding voting stock, and certain other parties (each an “interested stockholder”), or an affiliate of the interested stockholder, are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. Thereafter any of the specified business combinations must be approved by two super majority votes of the stockholders unless, among other conditions, the corporation’s common stockholders receive a minimum price for their shares.

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

To qualify for and maintain RIC tax treatment under the Code, we must meet the Annual Distribution Requirement, the 90% Income Test and the Diversification Tests in each of our tax years. Additionally, in order to avoid the imposition of a 4% nondeductible U.S. federal excise tax, we need to satisfy the Excise Tax Avoidance Requirement. See “Item 1. Business — Regulation — Taxation as a RIC.”

We must satisfy these tests on an ongoing basis in order to maintain RIC tax treatment, and may be required to make distributions to stockholders at times when it would be more advantageous to reinvest cash in existing or other investments, or when we do not have funds readily available for distribution. Compliance with the RIC tax requirements may hinder our ability to operate solely on the basis of maximizing profits and the value of our stockholders’ investments. If we fail to qualify for or maintain RIC tax treatment for any reason and are subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.

If we fail to satisfy the 90% Income Test or any of the Diversification Tests in any tax year, we may nevertheless continue to qualify as a RIC for such tax year if certain relief provisions are applicable (which may subject us to certain corporate-level U.S. federal, state and local income taxes, as well as dispose of certain assets).

If we fail to qualify for, or to maintain, RIC tax treatment for any reason or do not qualify to cure the disqualification, the resulting corporate-level U.S. federal, state and local income taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. See “Item 1. Business — Regulation — Taxation as a RIC.”

Some of our equity investments may be subject to corporate level tax.

We may invest in certain debt and equity investments through HMS Equity Holding and HMS Equity Holding II as well as other taxable subsidiaries and the net taxable income of HMS Equity Holding and HMS Equity Holding II as well as those other taxable subsidiaries will be subject to federal and state corporate income taxes. In addition, we may invest in certain foreign debt and equity investments which could be subject to foreign taxes (such as income tax, withholding, and value added taxes).

We may have difficulty paying our required distributions if we recognize taxable income before or without receiving a corresponding cash payment.

For federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt instruments that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include a portion of the original issue discount that accrues over the life of the obligation in determining our investment company taxable income for any tax year, regardless of whether cash representing such income is received by us in the same tax year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of our income may be comprised of original issue discount or other income required to be included in our investment company taxable income prior to receipt of cash. Further, we have elected to amortize market discount on all debt instruments with market discount acquired by us, and have included the amount of such market discount currently in our investment company taxable income over the remaining term of all such instruments acquired with market discount, instead of upon disposition or receipt of other principal payments on such debt instruments, as failing to make such an election could limit our ability to deduct interest expense for tax purposes.

Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the tax year of the accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the Annual Distribution Requirement or the Excise Tax Avoidance Requirement. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax. For additional discussion regarding the tax implications of a RIC, see “Item 1. Business — Regulation — Taxation as a RIC.”

Furthermore, we may invest in the equity securities of non-U.S. corporations (or other non-U.S. entities classified as corporations for U.S. federal income tax purposes) that could be treated under the Code and U.S. Treasury regulations as passive foreign investment companies and/or controlled foreign corporations. The rules relating to investment in these types of non-U.S. entities are designed to ensure that U.S. taxpayers are either, in effect, taxed currently (or on an accelerated basis with respect to corporate level events) or taxed at increased tax rates at distribution or disposition. In certain circumstances, these rules also could require us to recognize taxable income or gains where we do not receive a corresponding payment in cash.

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

A “publicly offered regulated investment company” is a RIC whose shares are either (i) continuously offered pursuant to a public offering, (ii) regularly traded on an established securities market or (iii) held by at least 500 persons at all times during the tax year. If we are not a publicly offered RIC for any period, a noncorporate stockholder’s allocable portion of our affected expenses, including our management fees, will be treated as an additional distribution to the stockholder and will be deductible by such stockholder only to the extent permitted under the limitations described below. For noncorporate stockholders, including individuals, trusts, and estates, significant limitations generally apply to the deductibility of certain expenses of a non-publicly offered RIC, including management fees. In particular, these expenses, referred to as miscellaneous itemized deductions, are deductible to an individual only to the extent they exceed 2% of such a stockholder’s adjusted gross income, are not deductible for alternative minimum tax purposes and are subject to the overall limitation on itemized deductions imposed by the Code. Because shares of our common stock currently are continuously offered pursuant to a public offering, we believe that we are currently considered a publicly offered regulated investment company. There can be no assurance, however, that shares of our common stock will continue to be continuously offered pursuant to a public offering or that we will otherwise be considered a publicly offered regulated investment company in the future.

Our portfolio investments may present special tax issues.

Investments in below-investment grade debt instruments and certain equity securities may present special tax issues for us. U.S. federal income tax rules are not entirely clear about issues such as when we may cease to accrue interest, original issue discount or market discount, when and to what extent deductions may be taken for bad debts or worthless debt in equity securities, how payments received on obligations in default should be allocated between principal and interest income, as well as whether exchanges of debt instruments in a bankruptcy or workout context are taxable. Such matters could cause us to recognize taxable income for U.S. federal income tax purposes, even in the absence of cash or economic gain, and require us to make taxable distributions to our stockholders to maintain our RIC status or preclude the imposition of either U.S. federal corporate income or excise taxation. Additionally, because such taxable income may not be matched by corresponding cash received by us, we may be required to borrow money or dispose of other investments to be able to make distributions to our stockholders. These and other issues will be considered by us, to the extent determined necessary, in order that we minimize the level of any U.S. federal income or excise tax that we would otherwise incur.

Legislative or regulatory tax changes could adversely affect you.

At any time, the federal income tax laws governing RICs or the administrative interpretations of those laws or regulations may be amended. Any of those new laws, regulations or interpretations may take effect retroactively and could adversely affect the taxation of us or of you as a stockholder. Therefore, changes in tax laws, regulations or administrative interpretations or any amendments thereto could diminish the value of an investment in our shares or the value or the resale potential of our investments.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.   Properties

We do not own any real estate or other physical properties materially important to our operation. Currently, the Adviser leases office space in Houston, Texas for its corporate headquarters. We believe that the office facilities of the Adviser are suitable and adequate for our business as it is contemplated to be conducted.

Item 3.  Legal Proceedings

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. From time to time, we may be a party to certain legal proceedings, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

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

We are offering shares of our common stock on a continuous basis at a current offering price of $9.30 per share; however, to the extent that our NAV per share increases, we will sell shares of our common stock at a price necessary to ensure that shares of our common stock are not sold at a price per share, after deduction of selling commissions and Dealer Manager fees, that is below NAV per share. In connection with each weekly closing on the sale of shares of our common stock pursuant to our prospectus, as amended or supplemented, which relates to the Offering, our board of directors or a committee thereof is required, within 48 hours of the time that each closing and sale is made, to make the determination that we are not selling shares of our common stock at a price per share which, after deducting selling commissions and Dealer Manager fees, is below our then current NAV per share.

In the event of a material decline in our NAV per share, which we consider to be a non-temporary 2.5% or more decrease below our then-current net offering price, and subject to certain conditions, we will reduce our offering price accordingly. Therefore, persons who subscribe for shares in the Offering must submit subscriptions for a fixed dollar amount rather than a number of shares and, as a result, may receive fractional shares of our common stock. Promptly following any such adjustment to the offering price per share, we will file a prospectus supplement with the SEC disclosing the adjusted offering price, and we will post the updated information on our Dealer Manager’s website at www.HinesSecurities.com.

Set forth below is a chart describing the classes of our securities outstanding as of March 3, 2017:

(1)	(2)	(3)	(4)
Title of Class	Amount Authorized	Amount Held by Us or for Our Account	Amount Outstanding Exclusive of Amount Under Column (3)
Common Stock, par value $0.001 per share	450,000,000	—	75,593,520

As of March 3, 2017, we had 14,535 record holders of our common stock.

Distributions and Taxable Income

Subject to our board of directors’ discretion and applicable legal restrictions, we intend to declare distributions on a quarterly basis and pay such distributions monthly. With the authorization of our board of directors, we declared distributions during each quarter of the years ended December 31, 2016 and 2015. These distributions were paid monthly and were calculated based on stockholders of record each day in an amount equal to $0.00191781 per share, per day (which represents an annualized distribution rate of 7.00% based on our initial offering price of $10.00 per share and 7.53% based on our current offering price of $9.30 per share, if it were maintained every day for a twelve-month period). Distributions are paid on the first business day following the completion of each month to which they relate. For additional information regarding our distributions, see “Item 1A. Risk Factors — Risks Relating to our Business and Structure — The amount of our distributions to our stockholders is uncertain. Portions of the distributions that we pay may represent a return of capital to you for U.S. federal income tax purposes which will lower your tax basis in your shares and reduce the amount of funds we have for investment in targeted assets. We may not be able to pay you distributions, and our distributions may not grow over time.” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources.”

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

We have elected to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Code. We intend to annually qualify as a RIC. As a RIC, we generally will not be subject to corporate-level U.S. federal income taxes on any ordinary income or capital gain that we distribute to our stockholders from our taxable earnings and profits. To qualify as a RIC in any taxable year, we must, among other things, satisfy certain source-of-income and asset diversification requirements. In addition, we must satisfy the Annual Distribution Requirement to qualify and to maintain our ability to be subject to tax as a RIC. As a part of maintaining RIC status, undistributed taxable income (subject to a 4% nondeductible U.S. federal excise tax) pertaining to a given taxable year may be distributed up to 12 months subsequent to the end of that taxable year, provided such distributions are declared prior to the earlier of eight-and-one-half months after the close of such taxable year in which such taxable income was generated or the filing of the federal income tax return for the taxable year in which such taxable income was generated. In order to avoid the imposition of the 4% nondeductible U.S. federal excise tax, we need to satisfy the Excise Tax Avoidance Requirement. In 2014, approximately $59,000, or $0.0019 per share, of our taxable income for 2014 was distributed in 2015, prior to the filing of our federal income tax return for our 2014 taxable year, and no portion of this amount was subject to the 4% nondeductible federal excise tax. In 2015, we distributed $3.8 million, or $0.0615 per share, of our taxable income in 2016, prior to the filing of our federal income tax return for our 2015 taxable year. As a result, we were subject to a 4% nondeductible federal excise tax liability of approximately $119,000. In 2016, we distributed $7.3 million, or $0.099478 per share, of our taxable income in 2017, prior to the filing of our federal income tax return for our 2016 taxable year. As a result, we were subject to a 4% nondeductible federal excise tax liability of approximately $246,000.

Ordinary distributions from a RIC do not qualify for the 20% maximum federal income tax rate on dividend income from domestic corporations and qualified foreign corporations to the extent that the RIC received the income in the form of qualifying dividends from domestic corporations and qualified foreign corporations. The tax attributes of our distributions will generally include both ordinary income and capital gains but may also include qualified dividends or return of capital.

The determination of the tax attributes of our distributions is made annually at the end of our taxable year based upon our taxable income for the full taxable year and distributions paid for the full taxable year. The actual tax characteristics of distributions to stockholders will be reported to stockholders subject to tax reporting annually on a Form 1099-DIV. Promptly following the payment of distributions to all stockholders of record, we will send information to stockholders residing in Maryland and Oklahoma regarding the estimated source of such distributions.

Our distributions may exceed our earnings and profits, especially during the period before we have substantially invested the proceeds from the sales of common stock. As a result, a portion of the distributions we make may represent a return of capital for U.S. federal income tax purposes. Notices to stockholders will be provided in accordance with Section 19(a) of the 1940 Act with respect to any portion of our distributions not derived from our net investment income.

Use of Proceeds from Registered Securities

The Registration Statement under which we registered the Offering was most recently declared effective by the SEC on October 6, 2016. As of December 31, 2016, we have raised gross proceeds of approximately $105.4 million through the sale of 12,387,347 shares of common stock to the public, including proceeds from the distribution reinvestment plan of approximately $24.8 million.

Issuer Purchases of Equity Securities

The following table lists shares we repurchased under our share repurchase program during the period covered by this report.

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (2)
October 1 through October 31, 2016	—	—	—	—
November 1 through November 30, 2016	—	—	—	—
December 1 through December 31, 2016	306,426	$8.08	306,426	—
Total	306,426		306,426

(1)
In September 2013, we commenced a share repurchase program pursuant to which we intend to offer to repurchase on a quarterly basis approximately 2.5% per quarter of our weighted average number of shares of common stock outstanding for the trailing four quarters on such terms as may be determined by our board of directors in its complete and absolute discretion unless, in the judgment of the independent directors of our board of directors, such repurchases would not be in the best interests of our stockholders or would violate applicable law.

(2)
Unless our board of directors determines otherwise, we will limit the number of shares we repurchase (i) in any calendar year to the proceeds we receive from the sale of our common stock under our distribution reinvestment plan during the trailing four quarters and (ii) in any calendar quarter to 2.5% of the weighted average number of shares of common stock outstanding during the trailing four quarters.

Item 6. Selected Financial Data

The selected financial and other data below as of December 31, 2016, 2015, 2014, 2013 and 2012 and for the years then ended have been derived from financial statements that have been audited by Grant Thornton LLP, an independent registered public accounting firm. The data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes included elsewhere in this Form 10-K.

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
	(dollars in thousands)
Statement of operations data:
Investment income:
Non-Control/Non-Affiliate investments	$84,503	$63,253	$19,013	$2,758	$1,238
Affiliate investments	3,968	1,204	170	—	635
Control investments	928	932	30	—	—
Total investment income	89,399	65,389	19,213	2,758	1,873
Expenses:
Interest expense	15,055	11,159	3,325	419	316
Base management and incentive fees	20,840	18,142	6,029	784	358
Administrative services expenses	2,315	2,037	1,497	1,018	438
Offering costs	901	—	—	—	—
Professional fees	1,056	606	478	361	201
Insurance	191	192	191	186	108
Other general and administrative	1,440	1,280	598	235	106
Expenses before fee and expense waivers	41,798	33,416	12,118	3,003	1,527
Waiver of management and incentive fees	(1,689)	(2,601)	(2,274)	(784)	(358)
Waiver of administrative services expenses	(2,315)	(2,037)	(1,497)	(1,018)	(438)
Expense support payment from Adviser	—	—	(328)	(153)	—
Total expenses, net of fee and expense waivers	37,794	28,778	8,019	1,048	731
Net investment income before taxes	51,605	36,611	11,194	1,710	1,142
Income tax expense (benefit), including excise tax	336	127	(3)	5	8
Net investment income	51,269	36,484	11,197	1,705	1,134
Total realized gain (loss) from investments	(22,891)	(5,508)	20	27	14
Net realized income	28,378	30,976	11,217	1,732	1,148
Total net unrealized appreciation (depreciation)	38,206	(37,956)	(14,214)	421	87
Net increase (decrease) in net assets resulting from operations	$66,584	$(6,980)	$(2,997)	$2,153	$1,235
Net investment income per share/unit – basic and diluted	$0.75	$0.75	$0.70	$0.64	$0.99
Net realized income per share/unit – basic and diluted	$0.41	$0.63	$0.70	$0.65	$1.00
Net increase (decrease) in net assets from operations per share/unit – basic and diluted	$0.97	$(0.14)	$(0.19)	$0.81	$1.08
Stockholder distributions declared per share/unit – basic and diluted	$0.70	$0.70	$0.70	$0.70	$0.94
Weighted average shares/units outstanding – basic and diluted	68,029,977	48,838,114	16,022,853	2,648,689	1,151,554

	As of December 31,
	2016	2015	2014	2013	2012
	(dollars in thousands)
Balance sheet data:
Assets:
Total portfolio investments at fair value	$989,247	$852,988	$473,862	$66,882	$16,132
Cash and cash equivalents	23,719	24,001	19,868	6,356	1,832
Interest receivable	7,204	7,927	4,328	399	58
Receivable for securities sold	7,610	1,995	3,014	—	—
Prepaid and other assets	1,268	511	338	109	82
Due from Main Street	—	—	—	19	1,003
Deferred offering costs (net of accumulated amortization)	680	1,107	2,388	3,688	2,508
Deferred financing costs (net of accumulated amortization)	3,840	4,883	2,426	168	210
Total assets	$1,033,568	$893,412	$506,224	$77,621	$21,825
Liabilities and net assets:
Accounts payable and other liabilities	$1,164	$610	$238	$66	$105
Payable for unsettled trades	932	—	6,249	2,608	290
Stockholders distributions payable	4,354	3,717	1,760	295	76
Base management fees payable	5,054	4,521	2,080	—	—
Due to affiliates	184	1,202	2,450	3,771	2,922
Directors’ fees payable	12	14	8	5	9
Payable for securities purchased	11,035	11,696	50,512	8,799	—
Notes payable	413,000	380,000	182,864	14,000	7,000
Total liabilities	435,735	401,760	246,161	29,544	10,402
Total net assets	597,833	491,652	260,063	48,077	11,423
Total liabilities and net assets	$1,033,568	$893,412	$506,224	$77,621	$21,825
Other data:
Weighted average effective yield on LMM debt (1)	12.4%	11.0%	11.3%	15.0%	14.4%
Number of LMM debt portfolio investments	29	19	11	2	6
Weighted average effective yield on Middle Market debt (1)	8.8%	8.3%	8.0%	7.3%	8.2%
Number of Middle Market debt portfolio investments	75	83	77	62	11
Weighted average effective yield on Private Loan debt (1)	9.2%	8.5%	9.7%	9.5%	—%
Number of Private Loan debt portfolio investments	29	20	11	2	—
Weighted average effective yield on total portfolio (1)	8.9%	8.3%	8.1%	7.5%	9.9%
Number of LMM equity portfolio investments	28	17	9	—	—
Number of Middle Market equity portfolio investments	5	—	—	—	—
Number of Private Loan equity portfolio investments (2)	9	5	—	—	—
Number of Other Portfolio investments	3	3	1	—	—
Expense ratios (as percentage of average net assets):
Total expenses	6.89%	7.19%	5.62%	4.21%	6.97%
Operating expenses excluding interest expense	4.25%	4.40%	3.29%	2.53%	3.96%

(1)
Weighted-average effective yield is calculated based on our investments at the end of each period and includes accretion of original issue discounts and amortization of premiums, and the amortization of fees received in connection with transactions. Investments on non-accrual status are assumed to have a zero yield in the calculation of weighted-average effective yield.

(2)	Investments were non-income producing during the years ended December 31, 2016 and 2015.

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

Our primary investment objective is to generate current income through debt and equity investments. A secondary objective is to generate long-term capital appreciation through equity and equity-related investments including warrants, convertible securities and other rights to acquire equity securities. Our portfolio strategy calls for us to invest primarily in illiquid debt and equity securities issued by LMM companies and Middle Market companies in private placements and negotiated transactions, which are traded in private over-the-counter markets for institutional investors. We will also invest in, and a significant portion of our assets are invested in, customized direct secured and unsecured loans to and equity securities of LMM companies, referred to as LMM securities. Typically, our investments in LMM companies will require us to co-invest with Main Street and/or its affiliates. We categorize some of our investments in LMM companies and Middle Market companies as Private Loan portfolio investments. Private Loan investments, often referred to in the debt markets as “club deals,” are investments, generally in debt instruments, that we originate on a collaborative basis with other investment funds. Private Loan investments are typically similar in size, structure, terms and conditions to investments we hold in our LMM portfolio and Middle Market portfolio. Our portfolio also includes Other Portfolio investments primarily consisting of investments managed by third parties, which differ from the typical profiles for our LMM portfolio investments, Middle Market portfolio investments or Private Loan portfolio investments.

As a BDC, we are subject to certain regulatory restrictions in making our investments, including limitations on our ability to co-invest with certain affiliates, including Main Street. However, we received an order from the SEC that permits us, subject to certain conditions, to co-invest with Main Street in certain transactions originated by Main Street and/or our Advisers. The exemptive relief permits us, and certain of our directly or indirectly wholly-owned subsidiaries on one hand, and Main Street, and/or certain of its affiliates on the other hand, to co-invest in the same investment opportunities where such investment may otherwise be prohibited under Section 57(a)(4) of the 1940 Act. In addition, we may continue to co-invest with Main Street and/or its affiliates in syndicated deals and secondary loan market purchases in accordance with applicable regulatory guidance or interpretations where price is the only negotiated point.

As of December 31, 2016, we had investments in 75 Middle Market debt investments, 29 Private Loan debt investments, 29 LMM debt investments, 28 LMM equity investments, nine Private Loan equity investments, five Middle Market equity investments and three Other Portfolio investments with an aggregate fair value of approximately $989.2 million, a cost basis of approximately $1.0 billion, and a weighted average effective annual yield of approximately 8.9%. The weighted average annual yield was calculated using the effective interest rates for all investments at December 31, 2016, including accretion of original issue discount and amortization of the premium to par value, the amortization of fees received in connection with transactions, and assumes zero yield for investments on non-accrual status. Approximately 80.0% and 11.6% of our total portfolio investments (at fair value) were secured by first priority liens and second priority liens on portfolio company assets, respectively, with the remainder in unsecured debt investments and equity investments.

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

•	interest payable on debt, if any, including any hedging costs;

•	investment advisory fees;

•	transfer agent and custodial fees;

•	fees and expenses associated with marketing efforts;

•	federal and state registration fees;

•	federal, state and local taxes;

•	independent directors’ fees and expenses, including travel expenses;

•	costs of director and stockholder meetings, proxy statements, stockholders’ reports and notices;

•	cost of fidelity bond, directors and officers/errors and omissions liability insurance and other insurance premiums;

•	direct costs such as printing of stockholder reports and advertising or sales materials, mailing, long distance telephone, and staff;

•	fees and expenses associated with independent audits and outside legal costs, including compliance with the Sarbanes-Oxley Act, the 1940 Act, and other applicable federal and state securities laws;

•	costs associated with our reporting and compliance obligations under the 1940 Act and other applicable federal and state securities laws;

•	brokerage commissions for our investments;

•	all other expenses incurred by our Advisers in performing their obligations, subject to the limitations included in the Investment Advisory Agreement and Sub-Advisory Agreement; and

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

Base Management and Incentive Fee, Administrative Services Expense Waiver and Expense Support and Conditional Reimbursement Agreement

From time to time, our Advisers may waive certain fees accrued under the Investment Advisory Agreement and the Sub-Advisory Agreement, as applicable, and our Adviser may pay to us Expense Support Payments. We may reimburse such waived fees and Expense Support Payments within three years from the date of each respective fee waiver and from the date that each respective Expense Support Payment was determined. See Note 10 - Related Party Transactions and Arrangements to the financial statements included elsewhere in this Form 10-K for additional information on our fee waivers and expense reimbursements.

CRITICAL ACCOUNTING POLICIES

Basis of Presentation and Consolidation

Our consolidated financial statements have been prepared in accordance with the instructions to Form 10-K and accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of our wholly-owned consolidated subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Under the 1940 Act rules, regulations pursuant to Article 6 of Regulation S-X and Topic 946 of the Accounting Standards Codification, as amended (the “ASC”), of the Financial Accounting Standards Board (“FASB”), Financial Accounting Services-Investment Companies, we are precluded from consolidating portfolio company investments, including those in which we have a controlling interest, unless the portfolio company is a wholly-owned investment company. An exception to this general principle occurs if we own a controlled operating company whose purpose is to provide services to us such as an investment adviser or transfer agent. None of our investments qualifies for this exception. Therefore, our portfolio company investments, including those in which we have a controlling interest, are carried on the Consolidated Balance Sheet at fair value with changes to fair value recognized as “Net Unrealized Appreciation (Depreciation)” on the Consolidated Statements of Operations until the investment is realized, usually upon exit, resulting in any gain or loss on exit being recognized as a realized gain or loss. However, in the event that any controlled subsidiary exceeds the tests of significance set forth in Rules 3-09 or 4-08(g) of Regulation S-X, we will include required financial information for such subsidiary in the notes or as an attachment to our consolidated financial statements.

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

Valuation of Portfolio Investments

We account for our portfolio investments at fair value under the provisions of ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. ASC 820 requires us to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal market that are independent, knowledgeable, and willing and able to transact.

Our portfolio strategy calls for us to invest primarily in illiquid debt and equity securities issued by private, LMM companies and debt securities issued by Middle Market companies that are generally larger in size than the LMM companies. We categorize some of our investments in LMM companies and Middle Market companies as Private Loan portfolio investments. Private Loan investments, often referred to in the debt markets as “club deals,” are investments, generally in debt instruments, that we originate on a collaborative basis with other investment funds or lenders. Private Loan investments are typically similar in size, structure, terms and conditions to the investments we hold in our LMM portfolio and Middle Market portfolio. Our portfolio also includes Other Portfolio investments primarily consisting of investments managed by third parties, which differ from the typical profiles for our LMM portfolio investments, Middle Market portfolio investments or Private Loan portfolio investments. Our portfolio investments may be subject to restrictions on resale. See “Item 1A. Risk Factors — Risks Related to Our Investments — The lack of liquidity in our investments may adversely affect our business.”

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

For LMM portfolio investments, we generally review external events, including private mergers, sales and acquisitions involving comparable companies, and includes these events in the valuation process by using an enterprise value waterfall (“Waterfall”) for our LMM equity investments and an income approach using a yield-to-maturity model (“Yield-to-Maturity”) for our LMM debt investments. For Middle Market portfolio investments, we use observable inputs such as quoted prices in the valuation process. We determine the appropriateness of the use of third-party broker quotes, if any, in determining fair value based on our understanding of the level of actual transactions used by the broker to develop the quote and whether the quote was an indicative price or binding offer, the depth and consistency of broker quotes and the correlation of changes in broker quotes with underlying performance of the portfolio company and other market indices. We often cannot observe the inputs considered by the third party in determining their quotes. For Middle Market and Private Loan portfolio investments in debt securities for which it has determined that third-party quotes or other independent pricing are not available or appropriate, we generally estimate the fair value based on the assumptions that we believe hypothetical market participants would use to value the investment in a current hypothetical sale using the Yield-to-Maturity valuation method. For our Other Portfolio equity investments, we generally calculate the fair value of the investment primarily based on the NAV of the fund. All of the valuation approaches for our portfolio investments estimate the value of the investment as if we were to sell, or exit, the investment as of the measurement date.

Under the Waterfall valuation method, we estimate the enterprise value of a portfolio company using a combination of market and income approaches or other appropriate valuation methods, such as considering recent transactions in the equity securities of the portfolio company or third-party valuations of the portfolio company, and then perform a Waterfall calculation by using the enterprise value over the portfolio company’s securities in order of their preference relative to one another. The enterprise value is the fair value at which an enterprise could be sold in a transaction between two willing parties, rather than through a forced or liquidation sale. Typically, private companies are bought and sold based on multiples of earnings before interest, taxes, depreciation and amortization, cash flows, net income, revenues, or in limited cases, book value. There is no single methodology for estimating enterprise value. For any one portfolio company, enterprise value is generally described as a range of values from which a single estimate of enterprise value is derived. In estimating the enterprise value of a portfolio company, we analyze various factors including the portfolio company’s historical and projected financial results. The operating results of a portfolio company may include unaudited, projected, budgeted or pro forma financial information and may require adjustments for non-recurring items or to normalize the operating results that may require significant judgment in its determination. In addition, projecting future financial results requires significant judgment regarding future growth assumptions. In evaluating the operating results, we also analyze the impact of exposure to litigation, loss of customers or other contingencies. After determining the appropriate enterprise value, we allocate the enterprise value to investments in order of the legal priority of the various components of the portfolio company’s capital structure. In applying the Waterfall valuation method, we assume the loans are paid off at the principal amount in a change in control transaction and are not assumed by the buyer, which we believe is consistent with our past transaction history and standard industry practices.

Under the Yield-to-Maturity valuation method, we also use the income approach to determine the fair value of debt securities based on projections of the discounted future free cash flows that the debt security will likely generate, including analyzing the discounted cash flows of interest and principal amounts for the debt security, as set forth in the associated loan agreements, as well as the financial position and credit risk of the portfolio investments. We estimate the expected repayment date of our debt securities is generally the legal maturity date of the instrument, as we generally intend to hold our loans and debt securities to maturity. The Yield-to-Maturity analysis also considers changes in leverage levels, credit quality, portfolio company performance and other factors. We will generally use the value determined by the Yield-to-Maturity analysis as the fair value for that security. However, it is our position that assuming a borrower is outperforming underwriting expectations and because these respective investments do not generally contain pre-payment penalties, the borrower would most likely prepay or refinance the borrowing if the market interest rate, given the borrower’s credit quality, is lower than the stated loan interest rate. Therefore, we do not believe that a market participant would pay a premium for the investment, and because of our general intent to hold its loans to maturity, we generally do not believe that the fair value of the investment should be adjusted in excess of the face amount. A change in the assumptions that we use to estimate the fair value of our debt securities using the Yield-to-Maturity valuation method could have a material impact on the determination of fair value. If there is deterioration in credit quality or if a debt security is in workout status, we may consider other factors in determining the fair value of the debt security, including the value attributable to the debt security from the enterprise value of the portfolio company or the proceeds that would most likely be received in a liquidation analysis.

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

With respect to investments for which market quotations are not readily available, our board of directors will undertake a multi-step valuation process, as described below:

•	Our valuation process begins with each portfolio company or investment being initially valued by investment professionals of our Advisers responsible for credit monitoring.

•	Preliminary valuation conclusions are then documented and discussed with our senior management and our Advisers.

•	Our board of directors reviews these preliminary valuations.

•	For our LMM portfolio companies and certain Private Loan portfolio companies, we have valuations reviewed by an independent valuation firm on a periodic basis.

•	Our board of directors discusses valuations and determines the fair value of each investment in our portfolio in good faith.

Pursuant to our internal valuation process and the requirements under the 1940 Act, we perform valuation procedures on our unquoted investments in LMM portfolio companies and certain Private Loan portfolio companies (the “Internally Valued Investments”) at least once a quarter. Among other things, we generally consult with a nationally recognized independent valuation firm on the Internally Valued Investments at least once in every calendar year, and for new Internally Valued Investments, at least once in the twelve-month period subsequent to the initial investment. In certain instances, we may determine that it is not cost-effective, and as a result is not in our stockholders’ best interest, to consult with the nationally recognized independent valuation firm on our investments in one or more of these Internally Valued Investments. Such instances include situations where the fair value of our investment is determined to be insignificant relative to the total investment portfolio. For the year ended December 31, 2016, we consulted with our independent valuation firm in arriving at our determination of fair value on our investments in a total of 21 of the 23 LMM portfolio companies and in a total of 15 of the 29 Private Loan portfolio companies. For the year ended December 31, 2015, we consulted with our independent valuation firm in arriving at our determination of fair value on our investments in a total of 11 of the 16 LMM portfolio companies and in a total of seven of the 20 Private Loan portfolio companies.

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

Interest, Fee and Dividend Income

Interest and dividend income is recorded on the accrual basis to the extent amounts are expected to be collected. Prepayment penalties received by us are recorded as income upon receipt. Dividend income is recorded when dividends are declared by the portfolio company or at the point an obligation exists for the portfolio company to make a distribution. Accrued interest and dividend income are evaluated quarterly for collectability. When a debt security becomes 90 days or more past due and we do not expect the debtor to be able to service all of its debt or other obligations, the debt security will generally be placed on non-accrual status, and we will cease recognizing interest income on that debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. If there is reasonable doubt that we will receive any previously accrued interest, then the interest income will be written off. Additionally, if a debt security has deferred interest payment terms and we become aware of a deterioration in the credit quality, we will evaluate the collectability of the deferred interest payment. If it is determined that the deferred interest is unlikely to be collected, we will place the security on non-accrual status and cease recognizing interest income on that debt security until the borrower has demonstrated the ability and intent to pay the contractual amounts due. Payments received on non-accrual investments may be recognized as income or applied to principal depending upon the collectability of the remaining principal and interest. If a debt security’s status significantly improves with respect to the debtor’s ability to service the debt or other obligations, or if a debt security is fully impaired, sold or written off, it will be removed from non-accrual status.

As of December 31, 2016, we had five debt investments in four portfolio companies that were more than 90 days past due (two of which were in the oil and gas industry), including three debt investments in two portfolio companies that were on non-accrual status. Each of these portfolio companies experienced a significant decline in credit quality raising doubt regarding our ability to collect the principal and interest contractually due. Given the credit deterioration,we ceased accruing interest income on the non-accrual debt investments and wrote off any previously accrued interest deemed uncollectable. There was no allowance recorded for the year ended December 31, 2016. Aside from these three investments on non-accrual status as of December 31, 2016, we are not aware of any material changes to the creditworthiness of the borrowers underlying its debt investments.

As of December 31, 2015, we had three debt investments in two portfolio companies that were on non-accrual status including two debt investments in one portfolio company that were more than 90 days past due. Each of these portfolio companies experienced a significant decline in credit quality raising doubt regarding our ability to collect the principal and interest contractually due. Given the credit deterioration, we have recognized no interest income on two of the three non-accrual debt investments during the year ended December 31, 2015. For the other non-accrual debt investment, an allowance of $196,000 was booked for the interest income recognized during the three months ended December 31, 2015.

From time to time, we may hold debt instruments in our investment portfolio that contain a PIK interest provision. If these borrowers elect to pay or are obligated to pay interest under the optional PIK provision, and, if deemed collectible, then the interest would be computed at the contractual rate specified in the investment’s credit agreement, recorded as interest income and periodically added to the principal balance of the investment. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. We stop accruing PIK interest and write off any accrued and uncollected interest in arrears when we determine that such PIK interest in arrears is no longer collectible.

As of December 31, 2016 and 2015 we held 19 and seven investments, respectively, which contained a PIK provision. As discussed above, two of the 19 investments with PIK provisions as of December 31, 2016 and two of the seven investments with PIK provisions as of December 31, 2015 were on non-accrual status. No PIK interest was recorded on these investments during the years ended December 31, 2016 and December 31, 2015. For the years ended December 31, 2016, 2015 and 2014, we capitalized approximately $469,000, $1.2 million and $274,000, respectively, of PIK interest. We stop accruing PIK interest and write off any accrued and uncollected interest in arrears when we determine that such PIK interest in arrears is no longer collectible.

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

A presentation of the investment income we received from our investment portfolio in each of the periods presented (dollars in thousands) is as follows:

	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
Interest, Fee and Dividend Income
Interest Income	$86,008	$63,864	$18,885
Fee Income	1,259	1,072	328
Dividend Income	2,132	453	—
Total Interest, Fee and Dividend Income	$89,399	$65,389	$19,213

Unearned Income – Original Issue Discount / Premium to Par Value

We purchased some of our debt investments for an amount different than their respective principal values. For purchases at less than par value a discount is recorded at acquisition, which is accreted into interest income based on the effective interest method over the life of the debt investment. For purchases at greater than par value, a premium is recorded at acquisition, which is amortized as a reduction to interest income based on the effective interest method over the life of the investment. Upon repayment or sale, any unamortized discount or premium is also recognized into interest income. For the years ended December 31, 2016, 2015 and 2014, we accreted approximately a net $11.9 million, $4.4 million and $1.1 million, respectively, into interest income.

Offering Costs

In accordance with the Investment Advisory Agreement and the Sub-Advisory Agreement, we reimburse our Advisers for any offering costs that are paid on our behalf, which consist of, among other things, actual legal, accounting, bona fide out-of-pocket itemized and detailed due diligence costs, printing, filing fees, transfer agent costs, postage, escrow fees, data processing fees, advertising and sales literature and other offering costs. Pursuant to the terms of the Investment Advisory Agreement and Sub-Advisory Agreement, we expect to reimburse the Advisers for such costs incurred on our behalf on a monthly basis, up to a maximum aggregate amount of 1.5% of the gross stock offering proceeds. The Advisers are responsible for the payment of offering costs to the extent they exceed 1.5% of the aggregate gross stock offering proceeds.

Prior to January 1, 2016, offering costs were capitalized as incurred by our Advisers, and such costs, up to 1.5% of the gross proceeds, were recorded as a charge to additional paid in capital and a reduction of deferred offering costs. Effective January 1, 2016, we capitalize offering costs as deferred offering costs as incurred by us and subsequently amortize such costs to expense over a 12-month period to more closely track applicable guidance. Deferred offering costs related to an offering will be fully amortized to expense upon the expiration or earlier termination of an offering. We currently expect offering costs to be fully amortized by September 30, 2017, the anticipated date of the Closing. We evaluated this change in accounting treatment of offering costs and determined that it did not have a material impact on our consolidated financial position, results of operations or cash flows for periods prior to January 1, 2016.

Income Taxes

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

Some of the income that we might otherwise earn, such as fees for providing managerial assistance, certain fees earned with respect to our investments, income recognized in a work-out or restructuring of a portfolio investment, or income recognized from an equity investment in an operating partnership, may not satisfy the 90% Income Test. To manage the risk that such income might disqualify us as a RIC for failure to satisfy the 90% Income Test, we may establish one or more Taxable Subsidiaries to hold assets from which we do not anticipate earning qualifying income under the 90% Income Test. Any investments held through a Taxable Subsidiary generally will be subject to U.S. federal income and other taxes, and therefore we can expect to achieve a reduced after-tax yield on such investments).

Uncertainty in Income Taxes

We evaluate our tax positions in accordance with ASC Topic 740, Income Taxes, to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our consolidated statements of operations.

PORTFOLIO INVESTMENT COMPOSITION

Our Middle Market portfolio investments primarily consist of direct or secondary purchases of interest-bearing debt securities in companies that are generally larger in size than the LMM companies included in our LMM portfolio. While our Middle Market debt investments are generally secured by a first priority lien, 17.0% of the fair value of our Middle Market portfolio is secured by second priority liens.

Our current LMM portfolio consists of debt investments secured by first and second priority liens (64.3% and 3.3% of the total fair value of the LMM portfolio, respectively) on the assets of the portfolio companies and equity investments (32.4% of the total fair value of the LMM portfolio) in privately held LMM companies as of December 31, 2016. The LMM debt investments generally mature between five and seven years from the original investment date. The LMM equity investments represent an equity position or the right to acquire an equity position through warrants.

Our Private Loan portfolio primarily consists of debt investments secured by first and second priority liens (91.5% and 0.7% of the total fair value of the Private Loan portfolio, respectively) on the assets of the portfolio companies, unsecured debt investments (4.9% of the total fair value of the Private Loan portfolio) and equity investments (2.9% of the total fair value of the Private Loan portfolio) in six Private Loan companies as of December 31, 2016. The Private Loan debt investments typically have stated terms between three and seven years from the original investment date. The Private Loan equity investments represent an equity position or the right to acquire an equity position through warrants.

Our Other Portfolio investments primarily consist of investments managed by third parties, which differ from the typical profiles for LMM, Middle Market and Private Loan portfolio investments. In the Other Portfolio investments, we may incur indirect fees and expenses in connection with investments managed by third parties, such as investments in other investment companies or private funds.

During the year ended December 31, 2016, we funded investment purchases of approximately $464.9 million and had three investments under contract to purchase as of December 31, 2016, for approximately $11.0 million, which settled or we scheduled to settle after December 31, 2016. We also received proceeds from sales and repayments of existing portfolio investments of approximately $349.6 million including $106.6 million in sales. Additionally, we had two investments under contract to sell as of December 31, 2016, for approximately $7.6 million, which represented the contract sales price. The combined result of these transactions increased our portfolio, on a cost basis, by approximately $97.7 million, or 10.8%, and the number of portfolio investments by 31, or 21.1%, compared to the portfolio as of December 31, 2015. As of December 31, 2016, the largest investment in an individual portfolio company represented approximately 1.8% of our portfolio’s fair value with the remaining investments in an individual portfolio company ranging from 0.01% to 1.6%. The average single investment in our portfolio is approximately $5.6 million or 0.6% of the total portfolio. As a result of these transactions, our portfolio has become increasingly broadened across individual portfolio investments, geographic regions, and industries. Further, our total portfolio’s investment composition (excluding our Other Portfolio investments) at fair value is comprised of 81.5% first lien debt securities, 11.8% second lien debt securities, with the remainder in unsecured debt investments and equity investments. First lien debt securities have priority over subordinated debt owed by the issuer with respect to the collateral pledged as security for the loan. Due to the relative priority of payment of first lien investments, these generally have lower yields than lower priority, less secured investments.

During the year ended December 31, 2015, we funded investment purchases of approximately $631.1 million and had five investments under contract to purchase as of December 31, 2015 for approximately $11.7 million, which settled or we scheduled to settle after December 31, 2015. We also received proceeds from sales and repayments of existing portfolio investments of approximately $176.1 million including $45.7 million in sales. Additionally, we had one investment under contract to sell as of December 31, 2015, for approximately $2.0 million, which represented the contract sales price. The combined result of which increased our portfolio, on a cost basis, by approximately $417.1 million, or 85.5%, and the number of portfolio investments by 38, or 34.9%, compared to the portfolio as of December 31, 2014. As of December 31, 2015, the largest investment in an individual portfolio company represented approximately 2.3% of our portfolio’s fair value with the remaining investments in an individual portfolio company ranging from 0.03% to 1.8%. The average single investment in our portfolio is approximately $5.8 million or 0.7% of the total portfolio. As a result of these transactions, our portfolio has become increasingly broadened across individual portfolio investments, geographic regions, and industries. Further, our total portfolio’s investment composition (excluding our Other Portfolio investments) at fair value is comprised of 80.3% first lien debt securities, 16.7% second lien debt securities, with the remainder in unsecured debt investments and equity investments. First lien debt securities have priority over subordinated debt owed by the issuer with respect to the collateral pledged as security for the loan. Due to the relative priority of payment of first lien investments, these generally have lower yields than lower priority, less secured investments.

During the year ended December 31, 2014, we made investment purchases of approximately $477.5 million and had 11 investments under contract to purchase as of December 31, 2014 for approximately $50.5 million, which settled or are scheduled to settle after December 31, 2014. We also received proceeds from sales and repayments of existing portfolio investments of approximately $96.3 million including $58.9 million in sales. Additionally, we had three investments under contract to sell as of December 31, 2014, for approximately $3.0 million, which represented the contract sales price. The combined result of which increased our portfolio, on a cost basis, by approximately $421.2 million, or 634.2%, and the number of portfolio investments by 43, or 65.0%, compared to the portfolio as of December 31, 2013. As of December 31, 2014, the largest investment in an individual portfolio company represented approximately 3.1% of our portfolio’s fair value with the remaining investments in an individual portfolio company ranging from 0.08% to 1.2%. The average single investment in our portfolio is approximately $4.3 million or 0.9% of the total portfolio. As a result of these transactions, our portfolio has become increasingly broadened across individual portfolio investments, geographic regions, and industries. Further, our total portfolio’s investment composition (excluding our Other

Portfolio investments) at fair value is comprised of 79.4% first lien debt securities, 18.0% second lien debt securities, with the remainder in unsecured debt investments and equity investments. First lien debt securities have priority over subordinated debt owed by the issuer with respect to the collateral pledged as security for the loan. Due to the relative priority of payment of first lien investments, these generally have lower yields than lower priority, less secured investments.

See “— Portfolio Asset Quality” for further discussion of the investment rating system. The result of the aforementioned transactions further diversified our geographic and industry concentrations and based upon our investment rating system, which is described further below, the weighted average rating of our LMM investments was approximately 2.6 and 3.0 as of December 31, 2016 and 2015, respectively. Lastly, the overall weighted average effective yield on our investment portfolio has increased from 8.3% at December 31, 2015 to 8.9% as of December 31, 2016.

As of both December 31, 2015 and 2014, the weighted average rating of our LMM investments was approximately 3.0. Lastly, the overall weighted average effective yield on our investment portfolio increased from 8.1% at December 31, 2014 to 8.3% as of December 31, 2015. For a discussion of calculation of effective yield, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation — Overview.”

Summaries of the composition of our total investment portfolio at cost and fair value are shown in the following tables (this information excludes Other Portfolio investments):

	December 31, 2016				December 31, 2015
Cost:	LMM	Private Loan	Middle Market	Total	LMM	Private Loan	Middle Market	Total
First Lien Secured Debt	67.9%	92.0%	81.5%	82.3%	69.4%	92.3%	79.9%	80.5%
Second Lien Secured Debt	3.5%	0.7%	16.9%	11.9%	4.1%	7.2%	19.7%	16.7%
Unsecured Debt	—%	4.9%	0.9%	1.6%	—%	—%	0.4%	0.3%
Equity	26.9%	2.0%	0.7%	3.9%	25.6%	0.1%	—%	2.4%
Equity Warrants	1.7%	0.4%	—%	0.3%	0.9%	0.4%	—%	0.1%
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	December 31, 2016				December 31, 2015
Fair Value:	LMM	Private Loan	Middle Market	Total	LMM	Private Loan	Middle Market	Total
First Lien Secured Debt	64.3%	91.5%	81.3%	81.5%	67.7%	92.1%	79.9%	80.3%
Second Lien Secured Debt	3.3%	0.7%	17.0%	11.8%	4.0%	7.4%	19.9%	16.7%
Unsecured Debt	—%	4.9%	0.9%	1.7%	—%	—%	0.2%	0.1%
Equity	30.7%	2.1%	0.8%	4.6%	27.4%	0.1%	—%	2.8%
Equity Warrants	1.7%	0.8%	—%	0.4%	0.9%	0.4%	—%	0.1%
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

See Note 3 — Fair Value Hierarchy for Investments — Portfolio Investment Composition to the financial statements included elsewhere in this Form 10-K for summaries of the composition of our investments by geographic region and by industry.

PORTFOLIO ASSET QUALITY

As of December 31, 2016, we owned a broad portfolio of 178 investments in 127 companies representing a wide range of industries. We believe that this broad portfolio adds to the structural protection of the portfolio, revenue sources, income, cash flows and dividends. The portfolio included the following:

▪
75 debt investments in 71 Middle Market portfolio companies with an aggregate fair value of approximately $638.4 million and a cost basis of approximately $658.8 million. The Middle Market portfolio had a weighted average annual effective yield of approximately 8.8%, which is calculated assuming the investments on non-accrual status are non-yielding, and 81.3% of the investments were secured by first priority liens. Further, 87.2% of the Middle Market investments contain variable rates, though a majority of the investments with variable rates are subject to contractual minimum base interest rates between 100 and 150 basis points.

▪
29 debt investments in 28 Private Loan portfolio companies with an aggregate fair value of approximately $205.0 million and a cost basis of approximately $206.0 million. The Private Loan debt investments had a weighted average annual effective yield of approximately 9.2%, which is calculated assuming the investments on non-accrual status are non-yielding, and 94.3% of the Private Loan debt investments were secured by first priority liens. Further, 93.0% of the Private Loan debt investments contain variable rates, though a majority of the investments with variable rates are subject to contractual minimum base interest rates between 100 and 150 basis points.

▪
29 debt investments in 22 LMM portfolio companies with an aggregate fair value of approximately $78.4 million and a cost basis of approximately $78.0 million. The LMM debt investments had a weighted average annual effective yield of approximately 12.4% and 95.1% of the debt investments were secured by first priority liens. Further, 38.4% of the LMM debt investments are fixed rate investments with fixed interest rates between 7.0% to 15.0%. Further, 16 LMM debt investments, representing approximately 61.6% of the LMM debt investments, have variable interest rates subject to a contractual minimum base interest rate of 100 basis points.

▪
35 equity investments and 10 equity warrant investments in 22 LMM portfolio companies, six Private Loan portfolio companies, four Middle Market portfolio companies and three Other Portfolio companies with an aggregate fair value of approximately $67.4 million and cost basis of approximately $59.7 million.

Overall, our investment portfolio had a weighted average effective yield of approximately 8.9%, and 80.0% of our total portfolio’s investment composition (including our Other Portfolio investments) was secured by first-priority liens.

As of December 31, 2016, we had three investments in two portfolio companies that were on non-accrual status. One of the two portfolio companies on non-accrual status was in default due to failure to pay its outstanding principal balance of $2.9 million due upon the maturity of its two loans, while the other portfolio company on non-accrual status was in default due to failure to pay its required quarterly interest payments. Our Advisers are currently working with the borrowers to maximize recovery of the amounts borrowed. As of December 31, 2016, these three investments on non-accrual status comprised approximately 0.2% of the total investment portfolio at fair value and 0.8% of the total investment portfolio at cost. As of December 31, 2015, we had three investments in two portfolio companies that were on non-accrual status. These two investments on non-accrual status comprised approximately 0.4% of the total investment portfolio at fair value and 1.3% of the total investment portfolio at cost. For those investments in which S&P credit ratings are available, approximately 47.7% of the portfolio, the portfolio had a weighted average effective credit rating of B as of December 31, 2016.

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

The following table shows the distribution of our LMM portfolio investments on the 1 to 5 investment rating scale at fair value as of December 31, 2016 and December 31, 2015 (dollars in thousands):

	December 31, 2016		December 31, 2015
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
1	$1,541	1.3%	$—	—%
2	56,244	48.5%	9,093	10.6%
3	50,764	43.7%	70,653	82.7%
4	7,511	6.5%	5,714	6.7%
5	—	—	—	—%
Totals	$116,060	100.0%	$85,460	100.0%

Based upon the investment rating system, the weighted average rating of our LMM portfolio at fair value was approximately 2.6 and 3.0 as of December 31, 2016 and December 31, 2015, respectively.

DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS COMPARISONS FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

Total Investment Income, Operating Expenses, Net Assets

For the years ended December 31, 2016 and 2015, our total investment income was approximately $89.4 million and $65.4 million, respectively, consisting predominately of interest income. The increase in interest income was primarily due to (i) the growth in our total portfolio resulting from the investment of additional equity capital raised and borrowings under the Credit Facilities, (ii) an increase in the amount of accretion of unearned income into interest income and (iii) an increase in our investment portfolio’s weighted average annual effective yield. For the year ended December 31, 2016, our average investment portfolio was $912.6 million, compared to $723.5 million for the year ended December 31, 2015. Additionally, during the years ended December 31, 2016 and 2015, we accreted approximately $11.9 million and $4.4 million, respectively, of unearned income into interest income. Finally, as of December 31, 2016 the portfolio had a weighted average annual effective yield on investments of approximately 8.9%, compared to 8.3% as of December 31, 2015. The increase in the weighted average annual effective yield is largely due to the additional investments in LMM and Private Loan companies during the year, which are higher yielding than the Middle Market investments. We believe further increases in investment income in future periods may arise due to (i) a growing base of portfolio company investments, and (ii) investments being held for the entire period relative to incremental net investment activity during each quarter.

For the year ended December 31, 2016, expenses, net of any fee and expense waivers, were approximately $37.8 million as compared to expenses of approximately $28.8 million for the year ended December 31, 2015. The increase in expenses was primarily due to (i) an increase in interest expense of $3.9 million, (ii) an increase in base management and incentive fees (net of fee waivers) of $3.6 million and (iii) commencing amortization of deferred offering costs to expense effective January 1, 2016 (see - Critical Accounting Policies - Organizational and Offering Costs). Interest expense increased primarily due to an increase in the average borrowings during the period and an increase in our cost of borrowing on the Credit Facilities. Average borrowings were $396.0 million for the year ended December 31, 2016 compared to $305.0 million for the year ended December 31, 2015. As of December 31, 2016 and December 31, 2015, the annualized interest rate on borrowings was approximately 3.5% and 3.0%, respectively. Base management and incentive fees (net of fee waivers) increased primarily due to an increase in our average gross assets.

For the year ended December 31, 2016, the base management and incentive fees, net of fee waivers, were approximately $19.2 million compared to a net fee of $15.5 million for the year ended December 31, 2015. There were no waivers of base management fees for the years ended December 31, 2016 and 2015, respectively; however, our Advisers waived the subordinated incentive fees on income for the years ended December 31, 2016 and 2015, totaling approximately $1.7 million and $2.6 million, respectively.

For the year ended December 31, 2016, the net increase in net assets resulting from operations was approximately $66.6 million. The increase was attributable to unrealized appreciation on investments of approximately $38.2 million and net investment income of approximately $51.3 million, offset by net realized losses of approximately $22.9 million. The unrealized appreciation on investments in our portfolio was primarily driven by a recovery in the leveraged loan markets and the appreciation of our LMM and Private Loan equity investments. The net realized losses were primarily the result of (i) the realized loss of $20.3 million relating to the restructure of four Middle Market investments and (ii) the realized loss of $2.4 million relating to the exit of one Middle Market investment.

For the year ended December 31, 2015, the net decrease in net assets resulting from operations was approximately $7.0 million. The decrease was primarily attributable to unrealized depreciation on investments of approximately $38.0 million and realized losses of approximately $5.5 million, offset by net investment income of approximately $36.5 million. The unrealized depreciation on investments in our portfolio was primarily driven by the impact of broad price declines in the high yield bond and leveraged loan markets and the effect of declining oil prices on our investments in companies in the oil and gas sector. The realized losses were primarily driven by the Private Loan debt investment in Relativity Media, LLC that was converted into equity and warrants following a declaration of bankruptcy by the company. In conjunction with the conversion, we recognized a $5.5 million realized loss on the debt investment.

RESULTS COMPARISONS FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Total Investment Income, Operating Expenses, Net Assets

For the years ended December 31, 2015 and 2014, our total investment income was approximately $65.4 million and $19.2 million, respectively, consisting predominately of interest income. The increase in interest income was primarily due to (i) the growth in our total portfolio resulting from the investment of additional equity capital raised and borrowings under the Credit Facilities, (ii) an increase in the amount of accretion of unearned income into interest income and (iii) an increase in our investment portfolio’s weighted average annual effective yield. For the year ended December 31, 2015, our average investment portfolio was $723.5 million, compared to $258.9 million for the year ended December 31, 2014. Additionally, during the years ended December 31, 2015 and 2014, we accreted approximately $4.4 million and $1.1 million, respectively, of unearned income into interest income. Finally, as of December 31, 2015, the portfolio had a weighted average annual effective yield on investments of approximately 8.3% compared to 8.1% as of December 31, 2014. The increase in yield is largely due to the additional investments in LMM and Private Loan companies during the year, which are higher yielding than the Middle Market investments.

For the year ended December 31, 2015, expenses, net of any fee and expense waivers and Expense Support Payments, were approximately $28.8 million as compared to expenses of approximately $8.0 million for the year ended December 31, 2014. The increase in expenses was primarily due to (i) an increase in base management and incentive fees (net of fee waivers) of $11.8 million and (ii) an increase in interest expense of approximately $7.8 million. Base management and incentive fees (net of fee waivers) increased primarily due to an increase in our average gross assets. Interest expense increased due to an increase in the average borrowings during the period. Average borrowings were $305.0 million for the year ended December 31, 2015 compared to $89.8 million for the year ended December 31, 2014. Additionally, interest expense was higher for the year ended December 31, 2015, due to the increase in amortization of deferred financing costs as a result of costs paid in connection with the Credit Facilities. As of December 31, 2015 and 2014, the annualized interest rate on borrowings was approximately 3%.

For the year ended December 31, 2015, the base management and incentive fees, net of fee waivers, were approximately $11.8 million compared to a net fee of $3.8 million for the year ended December 31, 2014. Our Adviser waived its base management fees in 2014 in an amount necessary for distributions declared to not represent a return of capital for U.S. federal income tax purposes. No such waiver was necessary for the year ended December 31, 2015. Additionally, our Advisers waived the subordinated incentive fee on income for the period October 1, 2014 to December 31, 2014, totaling approximately $451,000 and for year ended December 31, 2015, totaling approximately $2.6 million.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Overview

As of December 31, 2016, we had $23.7 million in cash, which we held in various custodial accounts. In addition, as of December 31, 2016, we had $97.0 million in capacity available under the Credit Facilities. To seek to enhance our returns, we intend to continue to employ leverage as market conditions permit and at the discretion of our Adviser, but in no event will leverage employed exceed 50% of the value of our assets, as required by the 1940 Act. See “— Financing Arrangements.”

As of December 31, 2016, we had 22 senior secured loan investments and three equity investments with aggregate unfunded commitments of $42.7 million. We maintain sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise.

We currently generate cash primarily from the net proceeds of our Offering and the issuance of shares under our distribution reinvestment plan and from cash flows from fees, interest earned from our investments as well as principal repayments and proceeds from sales of our investments.

Prior to investing in securities of portfolio companies, we invest the net proceeds from our Offering, from the issuance of shares of common stock under our distribution reinvestment plan and from sales and pay-downs of existing investments primarily in cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt instruments maturing in one year or less from the time of investment, consistent with our BDC election and our election to be taxed as a RIC.

Cash Flows

For the year ended December 31, 2016, we experienced a net decrease in cash and cash equivalents of approximately $0.3 million. During that period, approximately $71.6 million of cash was used in our operating activities, which principally consisted of the purchase of new portfolio investments of $464.9 million, offset by the repayment of portfolio investments of $349.6 million and a net increase in net assets resulting from operations of approximately $66.6 million. During the year ended December 31, 2016, approximately $71.3 million was generated from financing activities, which principally consisted of $72.0 million in net offering proceeds received and a net $33.0 million increase in borrowings under the Credit Facilities, offset by $22.4 million in cash distributions paid to stockholders and $10.9 million in redemptions paid to stockholders.

For the year ended December 31, 2015, we experienced a net increase in cash and cash equivalents of approximately $4.1 million. During that period, approximately $425.4 million of cash was used in our operating activities, which principally consisted of the purchase of new portfolio investments of $631.1 million and a net decrease in net assets resulting from operations of approximately $7.0 million, offset by the repayment of portfolio debt investments of $176.1 million. During the year ended December 31, 2015, approximately $429.5 million was generated from financing activities, which principally consisted of $254.2 million in net offering proceeds received and a net $197.1 million increase in borrowings under the Credit Facilities , offset by $15.3 million in cash distributions paid to stockholders and $3.5 million paid for financing costs related to the Credit Facilities entered into during the year ended December 31, 2015.

For the year ended December 31, 2014, we experienced a net increase in cash and cash equivalents of approximately $13.5 million. During that period, approximately $365.3 million of cash was used in our operating activities, which principally consisted of the purchase of new portfolio debt investments of $477.5 million and a net decrease in net assets resulting from operations of approximately $3.0 million, offset by the repayment of portfolio debt investments of $96.3 million. During the year ended December 31, 2014, approximately $378.8 million was generated from financing activities, which principally consisted of $217.9 million in net offering proceeds received and a net $168.9 million increase in borrowings under the Credit Facilities, offset by $5.1 million in cash distributions paid to stockholders and $2.7 million paid for financing costs related to the Credit Facilities entered into during the year ended December 31, 2014.

Continuous Public Offering and Distribution Reinvestment Plan

We are engaged in a continuous public offering of our common stock. We accept subscriptions on a continuous basis and issue shares at weekly closings at prices that, after deducting selling commissions and Dealer Manager fees, must be above our NAV per share. Since commencing our Initial Offering through March 3, 2017, we have issued 75,147,989 shares of common stock for gross proceeds of $706.6 million.  On February 22, 2017, our board of directors, after determining that it would be in the best interests of us and our stockholders, decided to continue the Offering until September 30, 2017 and authorized the Closing to occur on or about September 30, 2017. However, our board of directors retained its right to provide final approval on the specific terms of the Closing, including its right to accelerate the Closing or to further continue the Offering if our board of directors determines that it is in the best interest of us and our stockholders to do so.

During the year ended December 31, 2016, we issued 12,387,347 shares of common stock for gross proceeds of $105.4 million at an average price per share of $8.51. The gross proceeds received during the year ended December 31, 2016 include reinvested distributions of $24.8 million for which we issued 3,115,762 shares of common stock. The selling commissions and Dealer Manager fees related to the sale of our common stock were $7.0 million for the year ended December 31, 2016. During the year ended December 31, 2016, we also incurred offering costs of $1.6 million related to the Offering, which consisted primarily of marketing expenses and legal, due diligence and printing fees.

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

Distributions

The following table reflects the cash distributions per share that we declared on our common stock during the years ended December 31, 2016, 2015 and 2014 (dollars in thousands except per share amounts).

	Distributions
For the Period Ended	Per Share	Amount
2016
Three months ended December 31, 2016	$0.18	$12,767
Three months ended September 30, 2016	$0.17	$12,307
Three months ended June 30, 2016	$0.18	$11,650
Three months ended March 31, 2016	$0.17	$11,037
2015
Three months ended December 31, 2015	$0.18	$10,564
Three months ended September 30, 2015	$0.17	$9,373
Three months ended June 30, 2015	$0.18	$7,998
Three months ended March 31, 2015	$0.17	$6,260
2014
Three months ended December 31, 2014	$0.18	$4,658
Three months ended September 30, 2014	$0.17	$3,234
Three months ended June 30, 2014	$0.18	$2,049
Three months ended March 31, 2014	$0.17	$1,276

On December 21, 2016, with the authorization of our board of directors, we declared distributions to our stockholders for the period of January 2017 through March 2017. These distributions have been, or will be, calculated based on stockholders of record each day from January 1, 2017 through March 31, 2017 in an amount equal to $0.00191781 per share, per day. Distributions are paid on the first business day following the completion of each month to which they relate.

Specific tax characteristics of all distributions are reported to stockholders shortly after the close of each calendar year on Form 1099-DIV. For the years ended December 31, 2016, 2015 and 2014, respectively, approximately 93.9%, 99.7% and 99.5% of the distributions paid were taxable to the investor as ordinary income and approximately 6.1%, 0.3% and 0.5% were treated as capital gain distributions for federal income tax purposes. No portion of the distributions paid during the years ended December 31, 2016, 2015 and 2014 represented a return of capital.

We have adopted an “opt in” distribution reinvestment plan for our stockholders. As a result, if we make a distribution, our stockholders will receive distributions in cash unless they specifically “opt in” to the distribution reinvestment plan so as to have their cash distributions reinvested in additional shares of our common stock. We may, for the foreseeable future, pay a portion of our distributions from sources other than net realized income from operations, which may include stock offering proceeds, borrowings, fee and expense waivers from our Advisers and support payments from the Adviser.

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

In order to satisfy the Code’s requirements applicable to entities subject to tax as a RIC, we must distribute to our stockholders substantially all of our taxable income on an annual basis. However, we may elect to spill over certain excess undistributed taxable income from one tax year into the next tax year, which may require us to pay a 4% nondeductible U.S. federal excise tax on such excess undistributed taxable income. For the taxable years ended December 31, 2013 and 2014, no portion of our undistributed income was subject to the 4% nondeductible U.S. federal excise tax. For the taxable year ended December 31, 2015, we distributed $3.8 million, or $0.0615 per share, of our taxable income in 2016, prior to the filing of our U.S. federal income tax return for our 2015 taxable year. As a result, we were subject to a 4% nondeductible excise tax of $119,000. In 2016, we distributed $7.3 million, or $0.099478 per share, of our taxable income in 2017, prior to the filing of our federal income tax return for our 2016 taxable year. As a result, we were subject to a 4% nondeductible excise tax liability of approximately $246,000. In order to avoid the imposition of the 4% nondeductible U.S. federal excise tax, we need to satisfy the Excise Tax Avoidance Requirement.

Financing Arrangements

As of December 31, 2016, we had approximately $23.7 million in cash and cash equivalents and our NAV totaled approximately $597.8 million equating to approximately $8.15 per share. The change from the December 31, 2015 NAV per share of $7.88 was largely due to the unrealized appreciation on investments in the portfolio. The unrealized appreciation on investments in our portfolio was primarily driven by a recovery in the high yield bond and leveraged loan markets in the last three quarters of the year.

As of December 31, 2015, we had approximately $24.0 million in cash and cash equivalents and our NAV totaled approximately $491.7 million equating to approximately $7.88 per share. The change from the December 31, 2014 NAV per share of $8.40 was largely due to the unrealized depreciation on investments in the portfolio. The unrealized depreciation on investments in our portfolio was primarily driven by the broad price declines in the high yield bond and leveraged loan markets and by the effect of declining oil prices on our investments in the oil and gas sector.

On March 11, 2014, the Company entered into the Capital One Credit Facility, which as of December 31, 2016, had revolver commitments of $125.0 million, with an accordion provision allowing borrowing capacity to increase up to $150.0 million.

On June 2, 2014, HMS Funding, entered into the Deutsche Bank Credit Facility, which was most recently amended on February 9, 2016, increasing the revolver commitments to $385.0 million. The Company contributes certain assets to HMS Funding from time to time, as permitted under the Capital One Credit Facility, as collateral to secure the Deutsche Bank Credit Facility.

As of December 31, 2016, we had $80.0 million outstanding and $45.0 million available under our Capital One Credit Facility, and $333.0 million outstanding and $52.0 million available under the Deutsche Bank Credit Facility, both of which we estimated approximated fair value and subject to certain limitations and the asset coverage restrictions under the 1940 Act. As of December 31, 2015, we had $105.0 million outstanding and $20.0 million available under our Capital One Credit Facility, and $275.0 million outstanding and $85.0 million available under our Deutsche Bank Credit Facility, both of which we estimated approximated fair value and subject to certain limitations and the asset coverage restrictions under the 1940 Act. See Note 5 - Borrowings to the financial statements included elsewhere in this Form 10-K for additional information regarding the Credit Facilities.

We anticipate that we will continue to fund our investment activities through existing cash, capital raised from our Offering and borrowings on the Credit Facilities. Our primary uses of funds in both the short-term and long-term will be investments in portfolio companies, operating expenses and cash distributions to holders of our common stock.

 Related-Party Transactions and Agreements

We have entered into agreements with our Adviser, our Sub-Adviser and our Dealer Manager, whereby we pay certain fees and reimbursements to these entities. These include payments to our Dealer Manager for selling commissions and the Dealer Manager fee and payments to our Adviser for reimbursement of offering costs. In addition, we make payments for certain services that include the identification, execution, and management of our investments and also the management of our day-to-day operations provided to us by our Adviser and Sub-Adviser, pursuant to various agreements that we have entered into. See Note 10 — Related Party Transactions and Arrangements to the financial statements included elsewhere in this Form 10-K for additional information regarding related party transactions.

Contractual Obligations

As of December 31, 2016, we had $413.0 million in borrowings outstanding under the Credit Facilities. Unless extended, the Deutsche Bank Credit Facility will mature on June 16, 2020. As of December 31, 2016, the Capital One Credit Facility had a maturity date of March 11, 2017, with two one-year extension options, subject to lender approval. On March 6, 2017, the Capital One Credit Facility was amended and restated to, among other things, extend the maturity date to March 6, 2020. See above for a description of the Credit Facilities.

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings at December 31, 2016 is as follows:

	Payments Due By Period (dollars in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Capital One Credit Facility (1)	$80,000	$80,000	$—	$—	$—
Deutsche Bank Credit Facility (2)	$333,000	$—	$—	$333,000	$—

(1)
At December 31, 2016, $45.0 million remained available under our Capital One Credit Facility; however, our borrowing ability is limited to the asset coverage ratio restrictions imposed by the 1940 Act, as discussed above.

(2)
At December 31, 2016, $52.0 million remained available under the Deutsche Bank Credit Facility; however, our borrowing ability is limited to the asset coverage ratio restrictions imposed by the 1940 Act, as discussed above.

Recently Issued Accounting Standards

In May 2014, the FASB issued ASU 2014‑09, Revenue from Contracts with Customers (Topic 606). ASU 2014‑09 supersedes the revenue recognition requirements under ASC 605, Revenue Recognition, and most industry‑specific guidance throughout the Industry Topics of the ASC. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Under the new guidance, an entity is required to perform the following five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The new guidance will significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. Additionally, the guidance requires improved disclosures as to the nature, amount, timing and uncertainty of revenue that is recognized. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarified the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarified the implementation guidance regarding performance obligations and licensing arrangements. In May 2016, the FASB issued ASU No. 2016‑12, Revenue from Contracts with Customers (Topic 606)-Narrow‑Scope Improvements and Practical Expedients, which clarified guidance on assessing collectability, presenting sales tax, measuring non-cash consideration, and certain transition matters. The new guidance will be effective for the annual reporting period beginning after December 15, 2017, including interim periods within that reporting period. Early adoption would be permitted for annual reporting periods beginning after December 15, 2016. We expect to identify similar performance obligations under ASC 606 as compared with deliverables and separate units of account previously identified. As a result, we expect the timing of our revenue recognition to remain the same.

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810)-Amendments to the Consolidation Analysis.” This guidance applies to entities in all industries and provides a new scope exception to registered money market funds and similar unregistered money market funds. This guidance also makes targeted amendments to the current consolidation guidance and ends the deferral granted to investment companies from applying the variable interest entities guidance. We adopted this standard during the three months ended March 31, 2016. There was no impact on our consolidated financial statements from the adoption of this new accounting standard.

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs which amends the required presentation of debt issuance costs on the balance sheet. The guidance will require that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the ASU No. 2015-03. For public business entities, the guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. In August 2015, the FASB issued ASU No. 2015-15, Interest—Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements which clarified ASU 2015-03. This guidance allows an entity to defer and present debt issuance costs for line-of-credit arrangements as an asset and subsequently amortize these deferred costs over the term of the line-of-credit arrangement. We adopted this standard during the three months ended March 31, 2016. There was no impact on our consolidated financial statements from the adoption of this new accounting standard since the guidance allows us to continue to present our debt issuance costs for our line-of-credit arrangements as assets that are amortized over the term of the arrangements.

In May 2015, the FASB issued ASU 2015-07, Fair Value Measurements—Disclosures for Certain Entities that Calculate Net Asset Value per Share. This amendment updates guidance intended to eliminate the diversity in practice surrounding how investments measured at net asset value under the practical expedient with future redemption dates have been categorized in the fair value hierarchy. Under the updated guidance, investments for which fair value is measured at net asset value per share using the practical expedient should no longer be categorized in the fair value hierarchy, while investments for which fair value is measured at net asset value per share but the practical expedient is not applied should continue to be categorized in the fair value hierarchy. The updated guidance requires retrospective adoption for all periods presented and is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. We adopted this standard during the three months ended March 31, 2016. There was no impact on our consolidated financial statements from the adoption of this new accounting standard as none of our investments are measured through the use of the practical expedient.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities which amends the guidance related to the classification and measurement of investments in equity securities. The guidance requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. The ASU will also amend the guidance related to the presentation of certain fair value changes for financial liabilities measured at fair value and certain disclosure requirements associated with the fair value of financial instruments. For public companies, this ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The impact of the adoption of this new accounting standard on our consolidated financial statements is not expected to be material.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which addresses eight specific cash flow issues including, among other things, the classification of debt prepayment or debt extinguishment costs. ASU No. 2016-15 is effective for annual reporting periods, and the interim periods within those periods, beginning after December 15, 2017. Early adoption is permitted. The impact of the adoption of this new accounting standard on our consolidated financial statements is not expected to be material.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230),” which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new guidance is effective for interim and annual periods beginning after December 15, 2017 and early adoption is permitted. The amendment should be adopted retrospectively. The impact of the adoption of this new accounting standard on our consolidated financial statements is not expected to be material.

From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that are adopted by us as of the specified effective date. We believe that the impact of recently issued standards and any that are not yet effective will not have a material impact on our financial statements upon adoption.

Off-Balance Sheet Arrangements

At December 31, 2016, we had a total of approximately $42.7 million in outstanding commitments comprised of (i) 22 commitments to fund revolving loans that had not been fully drawn or term loans that had not been funded and (ii) three capital commitments that had not been fully called. We recognized unrealized depreciation of $266,000 on the outstanding unfunded loan commitments and unrealized appreciation of $14,000 on the outstanding unfunded capital commitments during the year ended December 31, 2016. At December 31, 2015, we had a total of approximately $34.1 million in outstanding commitments comprised of (i) 14 commitments to fund revolving loans that had not been fully drawn or term loans that had not been funded and (ii) three capital commitments that had not been fully called. We recognized unrealized depreciation of $79,000 on our outstanding unfunded loan commitments and unrealized depreciation of $14,000 on our outstanding unfunded capital commitments during the year ended December 31, 2015.

	Commitments and Contingencies
	(dollars in thousands)
	December 31, 2016	December 31, 2015
Unfunded Loan Commitments
AccuMed Corp.	$—	$875
Apex Linen Services, Inc.	397	1,003
Arcus Hunting, LLC	2,136	1,196
BarFly Ventures, LLC	881	1,531
Buca C, LLC	1,548	1,780
CapFusion Holding, LLC	394	—
CDHA Management, LLC	3,259	—
Datacom, LLC	1,302	1,500
Gamber-Johnson Holdings, LLC	300	—
Guerdon Modular Holdings, Inc.	400	400
Hawk Ridge Systems, LLC	400	—
Hojeij Branded Foods, Inc.	2,000	2,143
HW Temps LLC	50	200
Jackmont Hospitality, Inc.	1,200	1,333
LaMi Products, LLC	1,729	1,521
Minute Key, Inc.	197	500
Mystic Logistics, Inc.	194	200
Pardus Oil & Gas, LLC	357	—
Permian Holdco 2	290	—
PPC/Shift, LLC	500	—
Strike, LLC	2,475	—
Unirush, LLC	980	—
Volusion, LLC	2,955	3,000
Unfunded Capital Commitments
Brightwood Capital Fund III, LP	1,000	1,250
Brightwood Capital Fund IV, LP	10,000	—
EIG Traverse Co-Investment, LP	—	5,245
Freeport First Lien Loan Fund III, LP	7,737	10,423
Total	$42,681	$34,100

Recent Developments

From January 1, 2017 through March 3, 2017, we raised approximately $19.5 million in the Offering including proceeds from the distribution reinvestment plan of approximately $6.6 million. During this period, we funded approximately $34.2 million in investments and received proceeds from repayments and dispositions of approximately $94.4 million.

On January 12, 2017 and January 18, 2017, we increased our public offering price per share to $9.15 and $9.30, respectively, which was effective as of our weekly close on January 12, 2017 and January 19, 2017, respectively.

On February 3, 2017, we filed a tender offer statement on Schedule TO with the SEC, to commence an offer by us to purchase, as approved by our board of directors, 1,700,749.42 shares of our issued and outstanding common stock, par value $0.001 per share. The offer is for cash at a purchase price equal to the NAV per share to be determined within 48 hours of the repurchase date.

On February 22, 2017, our board of directors, after determining that it would be in the best interests of us and our stockholders, decided to continue the Offering until September 30, 2017 and authorized the Closing to occur on or about September 30, 2017. However, our board of directors retained its right to provide final approval on the specific terms of the Closing, including its right to accelerate the Closing or to further continue the Offering if the board of directors determines that it is in the best interests of us and our stockholders to do so.

On March 6, 2017, we, together with HMS Equity Holding, HMS Equity Holding II, EverBank and certain financial institutions as lenders, amended and restated the Capital One Credit Facility to, among other things, (i) extend the maturity date to March 6, 2020, (ii) reduce revolver commitments to $95.0 million and (iii) assign Capital One’s role as administrative agent to EverBank. This description of the amended and restated credit facility does not purport to be complete and is qualified in its entirety by reference to the amended and restated credit facility, filed as Exhibit 10.40 to this Annual Report on Form 10-K and incorporate herein by reference.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, in particular changes in interest rates. Changes in interest rates may affect our interest income from portfolio investments, the fair value of our fixed income investments, and our cost of funding.

Our interest income will be affected by changes in various interest rates, including LIBOR and prime rates, to the extent any of our debt investments include floating interest rates. We generally invest in floating rate debt instruments, meaning that the interest rate payable on such instrument resets periodically based upon changes in a specified interest rate index, typically the one-month or three-month LIBOR. As of December 31, 2016, approximately 85.7% of our LMM, Private Loan, and Middle Market portfolio debt investments (based on cost) contained floating interest rates. As of December 31, 2016, the one-month and three-month LIBOR was approximately 0.77% and 1.00% respectively. However, many of our investments provide as well that the specified interest rate index on such instruments will never fall below a level, or floor, generally between 100 and 150 basis points, equal to 1.0% to 1.5%, regardless of the level of the specified index rate. Given that most floating rate debt investments have index floors at or above 100 basis points, a decline in index rates is not expected to result in a significant change to interest income.

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

The following table shows the approximate annualized increase or decrease (dollars in thousands) in the components of net investment income due to hypothetical interest rate index changes, assuming no changes in our investments and borrowings as of December 31, 2016.

Change in interest rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 25 basis points	$(166)	$(1,033)	$867
Up 50 basis points	3,168	2,065	1,103
Up 100 basis points	7,169	4,130	3,039
Up 200 basis points	15,196	8,260	6,936
Up 300 basis points	23,230	12,390	10,840

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

If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. As of December 31, 2016, we had not entered into any interest rate hedging arrangements.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
HMS Income Fund, Inc.

We have audited the accompanying consolidated balance sheets of HMS Income Fund, Inc. (a Maryland corporation) and subsidiaries (the “Company”), including the schedule of investments, as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2016 and the financial highlights (see Note 6) for each of the five years in the period ended December 31, 2016. These financial statements and financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included verification by confirmation of securities as of December 31, 2016 and 2015, by correspondence with the portfolio companies and custodians, or by other appropriate auditing procedures where replies were not received. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of HMS Income Fund, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 and the financial highlights for each of the five years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Houston, Texas
March 7, 2017

PART I — FINANCIAL INFORMATION

HMS Income Fund, Inc.
Consolidated Balance Sheets
(dollars in thousands, except share and per share amounts)

	December 31, 2016	December 31, 2015
ASSETS
Portfolio investments at fair value:
Non-Control/Non-Affiliate investments (amortized cost: $935,741 and $866,499 as of December 31, 2016 and December 31, 2015, respectively)	$916,393	$812,205
Affiliate investments (amortized cost: $53,771 and $23,949 as of December 31, 2016 and December 31, 2015, respectively)	56,312	25,303
Control investments (amortized cost: $12,883 and $14,241 as of December 31, 2016 and December 31, 2015, respectively)	16,542	15,480
Total portfolio investments	989,247	852,988

Cash and cash equivalents	23,719	24,001
Interest receivable	7,204	7,927
Receivable for securities sold	7,610	1,995
Prepaid and other assets	1,268	511
Deferred offering costs (net of accumulated amortization of $9,919 and $9,018 as of December 31, 2016 and December 31, 2015, respectively)	680	1,107
Deferred financing costs (net of accumulated amortization of $2,862 and $1,370 as of December 31, 2016 and December 31, 2015, respectively)	3,840	4,883
Total assets	$1,033,568	$893,412

LIABILITIES
Accounts payable and other liabilities	$1,164	$610
Payable for unsettled trades	932	—
Stockholder distributions payable	4,354	3,717
Base management fees payable	5,054	4,521
Due to affiliates	184	1,202
Directors’ fees payable	12	14
Payable for securities purchased	11,035	11,696
Notes payable	413,000	380,000
Total liabilities	435,735	401,760

Commitments and Contingencies (Note 12)

NET ASSETS
Common stock, $.001 par value; 150,000,000 shares authorized, 73,382,971 and 62,382,044 issued and outstanding as of December 31, 2016 and December 31, 2015, respectively	73	62
Additional paid in capital	633,855	546,508
Accumulated distributions in excess of net investment income	(22,602)	(3,219)
Net unrealized appreciation (depreciation)	(13,493)	(51,699)
Total net assets	597,833	491,652

Total liabilities and net assets	$1,033,568	$893,412

Net asset value per share	$8.15	$7.88

 See notes to the consolidated financial statements.

HMS Income Fund, Inc.
Consolidated Statements of Operations
(dollars in thousands, except shares and per share amounts)

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
INVESTMENT INCOME
Interest, fee and dividend income
Non-Control/Non-Affiliate investments	$84,503	$63,253	$19,013
Affiliate investments	3,968	1,204	170
Control investments	928	932	30
Total interest, fee and dividend income	89,399	65,389	19,213
EXPENSES
Interest expense	15,055	11,159	3,325
Base management and incentive fees	20,840	18,142	6,029
Administrative services expenses	2,315	2,037	1,497
Offering costs	901	—	—
Professional fees	1,056	606	478
Insurance	191	192	191
Other general and administrative	1,440	1,280	598
Expenses before fee and expense waivers	41,798	33,416	12,118
Waiver of management and incentive fees	(1,689)	(2,601)	(2,274)
Waiver of administrative services expenses	(2,315)	(2,037)	(1,497)
Expense support payment from Adviser	—	—	(328)
Total expenses, net of fee and expense waivers	37,794	28,778	8,019
Net investment income before taxes	51,605	36,611	11,194
Income tax expense (benefit), including excise tax	336	127	(3)

NET INVESTMENT INCOME	51,269	36,484	11,197

NET REALIZED GAIN (LOSS) FROM INVESTMENTS
Non-Control/Non-Affiliate investments	(22,891)	(5,508)	20
Affiliate investments	—	—	—
Control investments	—	—	—
Total realized gain (loss) from investments	(22,891)	(5,508)	20

NET REALIZED INCOME	28,378	30,976	11,217

NET UNREALIZED APPRECIATION (DEPRECIATION)
Non-Control/Non-Affiliate investments	34,613	(40,543)	(14,220)
Affiliate investments	1,173	1,348	6
Control investments	2,420	1,239	—
Total net unrealized appreciation (depreciation)	38,206	(37,956)	(14,214)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$66,584	$(6,980)	$(2,997)

PER SHARE INFORMATION – BASIC AND DILUTED
NET INVESTMENT INCOME PER SHARE	$0.75	$0.75	$0.70
NET REALIZED INCOME PER SHARE	$0.41	$0.63	$0.70
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE (EARNINGS PER SHARE)	$0.97	$(0.14)	$(0.19)
DISTRIBUTIONS DECLARED PER SHARE	$0.70	$0.70	$0.70
WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	68,029,977	48,838,114	16,022,853
See notes to the consolidated financial statements.

HMS Income Fund, Inc.
Consolidated Statements of Changes in Net Assets
(dollars in thousands, except share and per share amounts)

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Change in Net Assets from Operations:
Net investment income	$51,269	$36,484	$11,197
Net realized gain (loss) on investments	(22,891)	(5,508)	20
Net unrealized appreciation (depreciation)	38,206	(37,956)	(14,214)
Net increase (decrease) in net assets resulting from operations	66,584	(6,980)	(2,997)
Change in Net Assets from Stockholders’ Distributions:
Distributions from net investment income	(47,761)	(34,195)	(11,197)
Distributions from net realized gain on investments	—	—	(20)
Net decrease in net assets resulting from stockholders’ distributions	(47,761)	(34,195)	(11,217)
Change in Net Assets from Capital Share Transactions:
Issuance of common stock, net of issuance costs	73,491	263,372	225,525
Reinvestment of stockholder distributions	24,766	16,937	4,630
Repurchase of common stock	(10,899)	(2,955)	(158)
Offering costs	—	(4,590)	(3,797)
Net increase in net assets resulting from capital share transactions	87,358	272,764	226,200

Total Increase in Net Assets	106,181	231,589	211,986
Net Assets at beginning of period	491,652	260,063	48,077
Net Assets at end of the period	$597,833	$491,652	$260,063

NAV at end of the period	$8.15	$7.88	$8.40

Common shares outstanding, beginning of period	62,382,044	30,967,120	5,396,967
Issuance of common shares	9,271,585	29,856,266	25,073,940
Issuance of common shares pursuant to distribution reinvestment plan	3,115,762	1,918,998	514,471
Repurchase of common shares	(1,386,420)	(360,340)	(18,258)
Common shares outstanding, end of period	73,382,971	62,382,044	30,967,120

See notes to the consolidated financial statements.

HMS Income Fund, Inc.
Consolidated Statements of Cash Flows
(dollars in thousands)

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$66,584	$(6,980)	$(2,997)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Principal repayments received, proceeds from sales of investments in portfolio companies	349,564	176,066	96,264
Investments in portfolio companies	(464,882)	(631,126)	(477,482)
Net unrealized depreciation (appreciation) of portfolio investments	(38,206)	37,956	14,214
Net realized loss (gain) on sale of portfolio investments	22,891	5,508	(20)
Amortization of deferred financing costs	1,492	1,161	438
Amortization of deferred offering costs	901	—	—
Accretion of unearned income	(11,946)	(4,378)	(1,084)
Net payment-in-kind interest accrual	(469)	(1,223)	(274)
Changes in other assets and liabilities:
Interest receivable	723	(3,599)	(3,929)
Prepaid and other assets	103	101	(128)
Due from Main Street Capital Corporation	—	—	19
Due to affiliates	24	4,623	3,778
Base management fees payable	533	2,441	2,080
Accounts payable and other liabilities	204	302	162
Directors’ fees payable	(2)	6	3
Payable for unsettled trades	932	(6,249)	3,641
Net cash used in operating activities	(71,554)	(425,391)	(365,315)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	80,611	284,481	244,703
Redemption of common shares	(10,899)	(2,955)	(158)
Payment of selling commissions and dealer manager fees	(7,033)	(25,699)	(22,975)
Payment of offering costs	(1,603)	(4,590)	(3,799)
Payment of stockholder distributions	(22,359)	(15,301)	(5,122)
Repayments on notes payable	(388,000)	(176,664)	(152,636)
Proceeds from notes payable	421,000	373,800	321,500
Payment of deferred financing costs	(445)	(3,548)	(2,686)
Net cash provided by financing activities	71,272	429,524	378,827

Net (decrease) increase in cash and cash equivalents	(282)	4,133	13,512

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	24,001	19,868	6,356

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$23,719	$24,001	$19,868

See notes to the consolidated financial statements.

HMS Income Fund, Inc. Consolidated Schedule of Investments
As of December 31, 2016
(dollars in thousands)
Portfolio Company (1) (3)	Business Description	Type of Investment (2) (3)	Index Rate (22)	Principal (7)	Cost (7)	Fair Value

Control Investments (6)
GRT Rubber Technologies, LLC (8) (10) (13)	Engineered Rubber Product Manufacturer	LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.00%, Secured Debt (Maturity - December 19, 2019)	1 month LIBOR	$6,538	$6,448	$6,538
		Member Units (2,896 shares)	—	—	6,435	10,004
					12,883	16,542

Subtotal Control Investments (6) (2% of total investments at fair value)					$12,883	$16,542

Affiliate Investments (4)
AFG Capital Group, LLC (10) (13)	Provider of Rent-to-Own Financing Solutions and Services	Member Units (46 shares)	—	—	$300	$687
		Warrants (10 equivalent shares, Expiration - November 7, 2024)	—	—	65	167
					365	854
Clad-Rex Steel, LLC (10) (13)	Specialty Manufacturer of Vinyl-Clad Metal	LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 10.50%, Secured Debt (Maturity - December 20, 2021) (8)	1 month LIBOR	3,520	3,449	3,449
		LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 10.50%, Secured Debt (Maturity - December 20, 2018) (8)	1 month LIBOR	100	99	99
		Member Units (179 units)	—	—	1,820	1,820
		10.00% Secured Debt (Clad-Rex Steel RE Investor, LLC) (Maturity - December 20, 2036)	None	301	298	298
		Member Units (Clad-Rex Steel RE Investor, LLC) (200 units)	—	—	53	53
					5,719	5,719
EIG Traverse Co-Investment, LP (9) (15)	Investment Partnership	LP Interests (EIG Traverse Co-Investment, LP) (Fully diluted 22.20%) (16)	—	—	9,805	9,905
Freeport First Lien Loan Fund III, LP (9) (15)	Investment Partnership	LP Interests (Freeport First Lien Loan Fund III, LP) (Fully diluted 5.60%) (16)	—	—	4,763	4,763
Gamber-Johnson Holdings, LLC (8) (10) (13)	Manufacturer of Ruggedized Computer Mounting Systems	LIBOR Plus 11.00% (Floor 1.00%), Current Coupon 12.00%, Secured Debt (Maturity - June 24, 2021)	1 month LIBOR	6,020	5,902	5,964
		Member Units (2,155 units)		—	3,711	4,730
					9,613	10,694
Guerdon Modular Holdings, Inc. (10) (13)	Multi-Family and Commercial Modular Construction Company	9.00% Current / 4.00% PIK Secured Debt (Maturity - August 13, 2019)	None	2,668	2,621	2,642
		Common Stock (53,008 shares)	—	—	746	20
		Class B Preferred Stock (101,250 shares)	—	—	285	285
					3,652	2,947
Gulf Publishing Holdings, LLC (10) (13)	Energy Focused Media and Publishing	12.50% Secured Debt (Maturity - April 29, 2021)	None	2,500	2,455	2,455
		Member Units (781 shares)		—	781	781
					3,236	3,236
Hawk Ridge Systems, LLC (9) (10) (13)	Value-Added Reseller of Engineering Design and Manufacturing Solutions	10.00% Secured Debt (Maturity - December 2, 2021)	None	2,500	2,451	2,451
		Preferred Member Units (56 units)	—	—	713	713
		Preferred Member Units (HRS Services, ULC) (56 units)	—	—	38	38
					3,202	3,202
HW Temps LLC (8) (10) (13)	Temporary Staffing Solutions	LIBOR Plus 13.00% (Floor 1.00%), Current Coupon 14.00%, Secured Debt (Maturity - July 2, 2020)	1 month LIBOR	2,644	2,591	2,591
		Preferred Member Units (800 shares) (16)	—	—	986	985
					3,577	3,576

M.H. Corbin Holding, LLC (10) (13)	Manufacturer and Distributor of Traffic Safety Products	10.00% Secured Debt (Maturity - August 31, 2021)	None	3,325	3,299	3,299
		Preferred Member Units (1,000 shares)		—	1,500	1,500
					4,799	4,799
Mystic Logistics, Inc. (10) (13)	Logistics and Distribution Services Provider for Large Volume Mailers	12.00% Secured Debt (Maturity - August 15, 2019)	None	2,294	2,246	2,294
		Common Stock (1,468 shares) (16)	—	—	680	1,445
					2,926	3,739
SoftTouch Medical Holdings LLC (8) (10) (13)	Home Provider of Pediatric Durable Medical Equipment	LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.00%, Secured Debt (Maturity - October 31, 2019)	1 month LIBOR	1,260	1,244	1,260
		Member Units (785 units) (16)	—	—	870	1,618
					2,114	2,878

Subtotal Affiliate Investments (4) (6% of total investments at fair value)					$53,771	$56,312

Non-Control/Non-Affiliate Investments (5)
Adams Publishing Group, LLC (8) (11)	Local Newspaper Operator	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity - November 3, 2020)	3 month LIBOR	7,589	7,459	7,589
ADS Tactical, Inc. (8) (11)	Value-Added Logistics and Supply Chain Solutions Provider	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity - December 31, 2022)	3 month LIBOR	10,000	9,750	9,750
Ahead, LLC (8) (11)	IT Infrastructure Value Added Reseller	LIBOR Plus 6.50%, Current Coupon 7.50%, Secured Debt (Maturity - November 2, 2020)	3 month LIBOR	9,500	9,267	9,536
Allflex Holdings III Inc. (8)	Manufacturer of Livestock Identification Products	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity - July 19, 2021) (14)	6 month LIBOR	14,922	15,012	14,936
American Scaffold Holdings, Inc. (8) (11)	Marine Scaffolding Service Provider	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity - March 31, 2022)	1 month LIBOR	7,359	7,257	7,323
American Teleconferencing Services, Ltd. (8)	Provider of Audio Conferencing and Video Collaboration Solutions	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity - December 8, 2021)	3 month LIBOR	10,056	9,122	9,848
		LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 10.50%, Secured Debt (Maturity - June 6, 2022) (14)	3 month LIBOR	5,571	5,353	5,353
					14,475	15,201
AmeriTech College Operations, LLC (10) (13)	For-Profit Nursing and Healthcare College	13.00% Secured Debt (Maturity - January 31, 2020)	None	375	375	375
		10.00% Secured Debt (Maturity - November 30, 2019)	None	61	61	61
		13.00% Secured Debt (Maturity - November 30, 2019)	None	64	64	64
		Preferred Member Units (364 units, 5.00% cumulative) (16)	—	—	284	284
					784	784
AP Gaming I, LLC (8) (11)	Developer, Manufacturer and Operator of Gaming Machines	LIBOR Plus 8.25% (Floor 1.00%), Current Coupon 9.25%, Secured Debt (Maturity - December 21, 2020)	3 month LIBOR	11,291	11,194	11,267
Apex Linen Service, Inc. (10) (13)	Industrial Launderers	13.00% Secured Debt (Maturity - October 30, 2022)	None	3,604	3,545	3,545
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - October 30, 2022)	1 month LIBOR	600	600	600
					4,145	4,145
Arcus Hunting, LLC (8) (11)	Manufacturer of Bowhunting and Archery Products and Accessories	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity - November 13, 2019)	1 month LIBOR	6,973	6,850	6,973
Artel, LLC (8) (12)	Provider of Secure Satellite Network and IT Solutions	LIBOR Plus 7.00% (Floor 1.25%), 7.25% Current/1.00% PIK, Current Coupon 8.25%, Secured Debt (Maturity - November 27, 2017)	3 month LIBOR	5,173	5,000	4,837
ATI Investment Sub, Inc. (8)	Manufacturer of Solar Tracking Systems	LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.25%, Secured Debt (Maturity - June 22, 2021)	1 month LIBOR	9,500	9,322	9,476
ATX Networks Corp. (8) (9)	Provider of Radio Frequency Management Equipment	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - June 11, 2021)	3 month LIBOR	14,775	14,541	14,516

BarFly Ventures, LLC (11)	Casual Restaurant Group	12.00% Secured Debt (Maturity - August 30, 2020)	None	1,986	1,953	1,942
		Warrants (.410 equivalent units, Expiration - August 31, 2025)	—	—	158	94
		Options (.731 equivalent units)	—	—	133	164
					2,244	2,200
BBB Tank Services, LLC (10) (13)	Maintenance, Repair and Construction Services to the Above-Ground Storage Tank Market	15% Current Secured Debt (Maturity - April 8, 2021)	None	1,007	989	989
		LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 10.50%, Secured Debt (Maturity - April 8, 2021)	1 month LIBOR	200	200	200
		Member Units (200,000 units)	—	—	200	200
					1,389	1,389
Berry Aviation, Inc. (11)	Airline Charter Service Operator	12.00% Current / 1.75% PIK, Current Coupon 13.75%, Secured Debt (Maturity - January 30, 2020) (14)	None	1,407	1,390	1,407
		Common Stock (138 shares)	—	—	100	205
					1,490	1,612
Bluestem Brands, Inc. (8)	Multi-Channel Retailer of General Merchandise	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity - November 6, 2020)	3 month LIBOR	13,812	13,582	12,039
Brightwood Capital Fund III, LP (9) (15)	Investment Partnership	LP Interests (Brightwood Capital Fund III, LP) (Fully diluted .52%) (16)	—	—	4,075	3,698
Brundage-Bone Concrete Pumping, Inc.	Construction Services Provider	10.38% Secured Debt (Maturity - September 1, 2021) (14)	None	12,000	12,088	12,960
Buca C, LLC (8) (10) (13)	Casual Restaurant Group	LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.25%, Secured Debt (Maturity - June 30, 2020)	1 month LIBOR	15,114	14,889	15,114
		Preferred Member Units (4 units, 6.00% cumulative) (16)	—	—	2,547	3,110
					17,436	18,224
CAI Software, LLC (10) (13)	Provider of Specialized Enterprise Resource Planning Software	12.00% Secured Debt (Maturity - October 10, 2019)	None	921	904	921
		Member Units (16,339 units)	—	—	163	620
					1,067	1,541
CapFusion Holding, LLC (9) (10) (13)	Business Lender	13.00% Secured Debt (Maturity - March 25, 2021)	None	3,600	3,289	3,289
		Warrants (400 equivalent units, Expiration - March 24, 2026)	—	—	300	300
					3,589	3,589
CDHA Management, LLC (8) (11)	Dental Services	Prime Plus 6.25% (Floor 3.75%), Current Coupon 10.00%, Secured Debt (Maturity - December 5, 2021)	PRIME	4,491	4,376	4,376
Cenveo Corporation	Provider of Commercial Printing, Envelopes, Labels, Printed Office Products	6.00% Secured Debt (Maturity - August 1, 2019)	None	15,000	13,013	13,388
Charlotte Russe, Inc. (8)	Fast-Fashion Retailer to Young Women	LIBOR Plus 5.50% (Floor 1.25%), Current Coupon 6.75%, Secured Debt (Maturity - May 22, 2019)	3 month LIBOR	15,101	14,918	9,184
CJ Holding Company (8)	Oil and Gas Equipment and Services	LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.00%, Secured Debt (Maturity - March 31, 2017)	3 month LIBOR	83	85	83
Clarius BIGS, LLC (11) (18)	Prints & Advertising Film Financing	15.00% PIK Secured Debt (Maturity - January 5, 2015) (18)	None	2,144	1,886	64
		20.00% PIK Secured Debt (Maturity - January 5, 2015) (18)	None	774	681	23
					2,567	87
Compuware Corporation (8)	Provider of Software and Supporting Services	LIBOR Plus 5.25% (Floor 1.00%), Current Coupon 6.25%, Secured Debt (Maturity - December 15, 2019)	3 month LIBOR	12,265	12,004	12,341

Construction Supply Investments, LLC (8) (11)	Distribution Platform of Specialty Construction Materials to Professional Concrete and Masonry Contractors	LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 10.50%, Secured Debt (Maturity - June 30, 2023)	3 month LIBOR	8,500	8,305	8,330
		Member units (20,000 units)	—	—	2,000	2,000
					10,305	10,330
ContextMedia Health, LLC (8) (12)	Provider of Healthcare Media Content	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity - December 21, 2021)	1 month LIBOR	10,000	9,000	9,150
Covenant Surgical Partners, Inc.	Ambulatory Surgical Centers	8.75% Secured Debt (Maturity - August 1, 2019)	None	9,500	9,500	9,168
CRGT, Inc. (8)	Provider of Custom Software Development	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity - December 18, 2020)	1 month LIBOR	9,642	9,492	9,666
CST Industries, Inc. (8)	Storage Tank Manufacturer	LIBOR Plus 6.25% (Floor 1.50%), Current Coupon 7.75%, Secured Debt (Maturity - May 22, 2017)	3 month LIBOR	2,759	2,766	2,759
Datacom, LLC (10) (13)	Technology and Telecommunications Provider	5.25% Current / 5.25% PIK, Current Coupon 10.50% Secured Debt (Maturity - May 30, 2019)	None	1,296	1,282	1,222
		8.00% Secured Debt (Maturity - May 30, 2017)	—	100	100	100
		Class A Preferred Member Units (1,530 units, 15.00% cumulative) (16)	—	—	131	152
		Class B Preferred Member Units (717 units)	—	—	670	170
					2,183	1,644
Digital River, Inc. (8)	Provider of Outsourced e-Commerce Solutions and Services	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity - February 12, 2021)	3 month LIBOR	14,586	14,477	14,713
Digital Room, LLC (8)	Organic Lead Generation for Online Postsecondary Schools	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - November 21, 2022)	3 month LIBOR	7,625	7,475	7,549
East West Copolymer & Rubber, LLC (10) (13)	Manufacturer of Synthetic Rubbers	12.00% Current / 2.00% PIK, Current Coupon 14.00%, Secured Debt (Maturity - October 17, 2019)	None	2,400	2,351	2,136
		Warrants (627,697 equivalent shares, Expiration - October 15, 2024)	—	—	13	—
					2,364	2,136
ECP-PF Holdings Groups, Inc. (11)	Fitness Club Operator	LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.00%, Secured Debt (Maturity - November 26, 2019)	3 month LIBOR	1,875	1,863	1,875
Evergreen Skills Lux S.á r.l. (d/b/a Skillsoft) (8) (9)	Technology-Based Performance Support Solutions	LIBOR Plus 8.25% (Floor 1.00%), Current Coupon 9.34%, Secured Debt (Maturity - April 28, 2022) (14)	6 month LIBOR	10,902	10,443	8,214
Flavors Holdings, Inc. (8)	Global Provider of Flavoring and Sweetening Products and Solutions	LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 6.75%, Secured Debt (Maturity - April 3, 2020)	3 month LIBOR	11,774	11,236	9,596
GST Autoleather, Inc. (8)	Automotive Leather Manufacturer	LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity - July 10, 2020)	3 month LIBOR	12,204	12,073	11,929
Guitar Center, Inc.	Musical Instruments Retailer	6.50% Secured Debt (Maturity - April 15, 2019)	None	15,015	14,128	13,626
Hojeij Branded Foods, LLC (8) (11)	Multi-Airport, Multi-Concept Restaurant Operator	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity - July 28, 2021)	3 month LIBOR	5,419	5,376	5,419
Hoover Group, Inc. (8) (9) (11)	Provider of Storage Tanks and Related Products to the Energy and Petrochemical Markets	LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.25%, Secured Debt (Maturity - January 28, 2021)	3 month LIBOR	15,000	13,961	13,961
Horizon Global Corporation (8) (9)	Auto Parts Manufacturer	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - June 30, 2021)	1 month LIBOR	12,098	11,893	12,325
Hunter Defense Technologies, Inc. (8)	Provider of Military and Commercial Shelters and Systems	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - August 5, 2019)	3 Month LIBOR	13,847	13,255	12,878
Hygea Holdings Corp. (8) (11)	Provider of Physician Services	LIBOR Plus 9.25%, Current Coupon 10.17%, Secured Debt (Maturity - February 24, 2019)	3 Month LIBOR	7,875	7,378	7,615
		Warrants (5,910,453 equivalent shares, Expiration - February 24, 2023)	—	—	369	1,531
					7,747	9,146
iEnergizer Limited (8) (9)	Provider of Business Outsourcing Solutions	LIBOR 6.00% (Floor 1.25%), Current Coupon 7.25%, Secured Debt (Maturity - May 1, 2019)	1 month LIBOR	8,569	8,110	8,312
Indivior Finance, LLC (8) (9)	Specialty Pharmaceutical Company Treating Opioid Dependence	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - December 19, 2019)	3 month LIBOR	9,000	8,644	9,079
Industrial Container Services, LLC (8) (11)	Steel Drum Reconditioner	LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 6.75%, Secured Debt (Maturity - December 31, 2018)	3 month LIBOR	8,927	8,871	8,927
Industrial Services Acquisitions, LLC (11)	Industrial Cleaning Services	11.25% Current / 0.75% PIK, Current Coupon 12.00%, Unsecured Debt (Maturity - December 17, 2022) (17)	None	10,523	10,325	10,325
		Member units (Industrial Services Investments, LLC) (2,100,000 units)	—	—	2,100	2,100
					12,425	12,425
Inn of the Mountain Gods Resort and Casino	Hotel & Casino Owner & Operator	9.25% Secured Debt (Maturity - November 30, 2020)	None	10,749	10,583	9,782
Intertain Group Limited (8) (9)	Business-to-Consumer Online Gaming Operator	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity - April 8, 2022)	3 month LIBOR	8,799	8,633	8,876
iPayment, Inc. (8)	Provider of Merchant Acquisition	LIBOR Plus 5.25% (Floor 1.50%), Current Coupon 6.75%, Secured Debt (Maturity - May 8, 2017)	3 month LIBOR	15,007	14,986	14,481
Ipreo Holdings, LLC	Application Software for Capital Markets	7.25% Unsecured Debt (Maturity - August 1, 2022) (17)	None	6,250	5,318	5,266
iQor US Inc. (8)	Business Process Outsourcing Services Provider	LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity - April 1, 2021)	1 month LIBOR	7,757	7,331	7,442
IronGate Energy Services, LLC (18)	Oil and Gas Services	11.00% Secured Debt (Maturity - July 1, 2018) (18)	None	5,825	5,827	1,631
Jackmont Hospitality, Inc. (8) (11)	Franchisee of Casual Dining Restaurants	LIBOR Plus 4.25% (Floor 1.00%)/ 2.50% PIK , Current Coupon 7.75%, Secured Debt (Maturity - May 26, 2021)	1 month LIBOR	8,891	8,861	8,891
Joerns Healthcare, LLC (8)	Manufacturer and Distributor of Health Care Equipment & Supplies	LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity - May 9, 2020)	3 month LIBOR	12,172	11,947	11,442
JSS Holdings, Inc. (8)	Aircraft Maintenance Program Provider	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity - August 31, 2021)	3 month LIBOR	13,828	13,550	13,759
Kellermeyer Bergensons Services, LLC (8)	Outsourced Janitorial Services to Retail/Grocery Customers	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity - April 29, 2022) (14)	3 month LIBOR	14,700	14,603	13,964
Kendra Scott, LLC (8)	Jewelry Retail Stores	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - July 17, 2020)	3 month LIBOR	9,375	9,305	9,328
Keypoint Government Solutions, Inc. (8)	Provider of Pre-Employment Screening Services	LIBOR Plus 6.50% (Floor 1.25%), Current Coupon 7.75%, Secured Debt (Maturity - November 13, 2017)	3 month LIBOR	1,761	1,757	1,752
LaMi Products, LLC (8) (11)	General Merchandise Distribution	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity - September 16, 2020)	3 month LIBOR	10,735	10,564	10,730
Larchmont Resources, LLC (8)	Oil & Gas Exploration & Production	LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.00% PIK, Secured Debt (Maturity - August 7, 2020)	3 month LIBOR	3,816	3,816	3,731
		Member units (Larchmont Intermediate Holdo, LLC) (4,806 units)	—	—	601	2,027
					4,417	5,758
Legendary Pictures Funding, LLC (8) (11)	Producer of TV, Film, and Comic Content	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - April 22, 2020)	3 month LIBOR	8,020	7,905	8,030
LJ Host Merger Sub, Inc. (8)	Managed Services and Hosting Provider	LIBOR Plus 4.75% (Floor 1.25%), Current Coupon 6.00%, Secured Debt (Maturity - December 13, 2019)	3 month LIBOR	4,846	4,837	4,595
Logix Acquisition Company, LLC (8) (11)	Competitive Local Exchange Carrier	LIBOR Plus 8.28% (Floor 1.00%), Current Coupon 9.28%, Secured Debt (Maturity - June 24, 2021)	3 month LIBOR	8,593	8,455	8,593
Minute Key, Inc. (10) (13)	Operator of Automated Key Duplication Kiosk	10.00% Current / 2.00% PIK Secured Debt (Maturity - September 19, 2019) (14)	None	3,905	3,821	3,821
		Warrants (359,352 equivalent units, Expiration - May 20, 2025)	—	—	70	117
					3,891	3,938
Mood Media Corporation (8) (9)	Provider of Electronic Equipment	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - May 1, 2019)	3 month LIBOR	14,822	14,741	14,328
New Media Holdings II LLC (8) (9)	Local Newspaper Operator	LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.25%, Secured Debt (Maturity - June 4, 2020)	3 month LIBOR	14,706	14,578	14,633
North American Lifting Holdings, Inc. (8)	Crane Service Provider	LIBOR Plus 4.50% (Floor 1.00%), Current Coupon 5.50%, Secured Debt (Maturity - November 27, 2020)	3 month LIBOR	2,405	2,016	2,101
North Atlantic Trading Company, Inc. (8)	Marketer/Distributor of Tobacco	Prime Plus 5.50% (Floor 3.75%), Current Coupon 9.25%, Secured Debt (Maturity - January 13, 2020)	PRIME	10,897	10,913	10,829
Novitex Acquisition, LLC (8)	Provider of Document Management Services	LIBOR Plus 6.75% (Floor 1.25%), Current Coupon 8.00%, Secured Debt (Maturity - July 7, 2020)	3 month LIBOR	13,322	13,004	12,823
NTM Acquisition Corp. (8)	Provider of B2B Travel Information Content	LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.25%, Secured Debt (Maturity - June 7, 2022)	3 month LIBOR	4,144	4,085	4,128
Pardus Oil & Gas, LLC	Oil & Gas Exploration and Production	13.00% PIK, Secured Debt (Maturity - November 12, 2021)	None	989	989	989
		5.00% PIK, Secured Debt (Maturity - May 13, 2022) (14)	None	517	517	293
		Class A units (1,331 units)	—	—	1,331	523
					2,837	1,805
Paris Presents, Inc. (8)	Branded Cosmetic and Bath Accessories	LIBOR Plus 8.75% (Floor 1.00%), Current Coupon 9.75%, Secured Debt (Maturity - December 31, 2021) (14)	1 month LIBOR	7,500	7,382	7,350
Parq Holdings, LP (8) (9)	Hotel and Casino Operator	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity - December 17, 2020)	1 month LIBOR	12,500	12,378	12,313
Permian Holdco 2, Inc.	Storage Tank Manufacturer	14.00% PIK Unsecured Debt (Maturity - October 15, 2021)	None	483	483	483
		Series A Preferred Shares (Permian Holdco 1, Inc.) (386,255 units) (12.00% Cumulative) (16)	—	—	997	997
		Common Shares (Permian Holdco 1, Inc.) (386,255 units)	—	—	997	997
					2,477	2,477
Permian Holdings, Inc.	Storage Tank Manufacturer	10.50% Secured Debt (Maturity - January 15, 2018)	None	1,000	338	338
Pernix Therapeutics Holdings, Inc. (11)	Pharmaceutical Royalty - Anti-Migraine	12.00% Secured Debt (Maturity - August 1, 2020)	None	3,016	2,990	2,910
Pike Corporation (8)	Construction and Maintenance Services for Electric Transmission and Distribution Infrastructure	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity - June 22, 2022) (14)	1 month LIBOR	13,334	13,070	13,411
Polycom, Inc. (8)	Provider of Audio and Video Communication Solutions	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity - September 27, 2023)	3 month LIBOR	12,089	11,617	12,194
PPC/Shift, LLC (8) (11)	Provider of Digital Solutions to Automotive Industry	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - December 22, 2021)	3 month LIBOR	7,000	6,851	6,851
Premier Dental Services, Inc. (8)	Dental Care Services	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity - November 1, 2018)	3 month LIBOR	4,511	4,497	4,494
Prowler Acquisition Corporation (8)	Specialty Distributor to the Energy Sector	LIBOR Plus 4.50% (Floor 1.00%), Current Coupon 5.50%, Secured Debt (Maturity - January 28, 2020)	3 month LIBOR	11,329	9,896	8,383
Raley’s, Inc. (8)	Family-Owned Supermarket Chain in California	LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.25%, Secured Debt (Maturity - May 18, 2022)	3 month LIBOR	4,195	4,125	4,242
Redbox Automated Retail, LLC (8)	Operator of Home Media Entertainment Kiosks	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity - September 27, 2021)	3 month LIBOR	14,344	13,925	13,989
Renaissance Learning, Inc. (8)	Technology-based K-12 Learning Solutions	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity - April 11, 2022) (14)	3 month LIBOR	12,950	12,548	12,896
RGL Reservoir Operations, Inc. (8) (9)	Oil & Gas Equipment & Services	LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity - August 13, 2021)	3 month LIBOR	3,910	3,826	880
RM Bidder, LLC (11)	Full-scale Film and Television Production and Distribution	Common Stock (1,854 units)	—	—	31	29
		Series A Warrants (124,915 equivalent units, Expiration - October 20, 2025)	—	—	284	200
		Series B Warrants (93,686 equivalent units, Expiration - October 20, 2025)	—	—	—	—
					315	229
Salient Partners, LP (8)	Provider of Asset Management Services	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity - June 9, 2021)	3 month LIBOR	11,842	11,527	11,338
School Specialty, Inc. (8)	Distributor of Education Supplies and Furniture	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity - June 11, 2019)	1 month LIBOR	5,467	5,396	5,536
Sigma Electric Manufacturing Corp. (8) (11)	Manufacturer and Distributor of Electrical Fittings and Parts	LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.25%, Secured Debt (Maturity - May 13, 2019)	3 Month LIBOR	12,500	12,199	12,199
Sorenson Communications, Inc.	Manufacturer of Communication Products for Hearing Impaired	9.00% Secured Debt (Maturity - October 31, 2020) (14)	None	11,710	11,308	10,305
		LIBOR Plus 5.75% (Floor 2.25%), Current Coupon 8.00%, Secured Debt (Maturity - April 30, 2020)	3 month LIBOR	2,977	2,957	2,955
					14,265	13,260
Strike, LLC (8)	Pipeline Construction and Maintenance Services	LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.29%, Secured Debt (Maturity - November 30, 2022)	6 month LIBOR	10,000	9,667	9,900
Synagro Infrastructure Company, Inc. (8)	Waste Management Services	LIBOR Plus 5.25% (Floor 1.00%), Current Coupon 6.25%, Secured Debt (Maturity - August 22, 2020)	3 month LIBOR	2,704	2,687	2,372
TaxAct, Inc. (8)	Provider of Tax Preparation Solutions	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - January 3, 2023)	1 month LIBOR	6,500	6,369	6,549
TE Holdings, LLC	Oil & Gas Exploration & Production	Common Units (72,785 units)	—	—	728	546
Teleguam Holdings, LLC (8)	Cable and Telecom Services Provider	LIBOR Plus 7.50% (Floor 1.25%), Current Coupon 8.75%, Secured Debt (Maturity - June 10, 2019) (14)	1 month LIBOR	6,397	6,387	6,268
		LIBOR Plus 4.00% (Floor 1.25%), Current Coupon 5.25%, Secured Debt (Maturity - December 10, 2018)	1 month LIBOR	7,481	7,335	7,406
					13,722	13,674
TMC Merger Sub Corp (8)	Refractory & Maintenance Services Provider	LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.25%, Secured Debt (Maturity - October 31, 2022)	1 week LIBOR	12,500	12,376	12,438
The Topps Company, Inc. (8)	Trading Cards & Confectionary	LIBOR Plus 6.00% (Floor 1.25%), Current Coupon 7.25%, Secured Debt (Maturity - October 2, 2018)	3 month LIBOR	1,109	1,104	1,113
TOMS Shoes, LLC (8)	Global Designer, Distributor, and Retailer of Casual Footwear	LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity - October 30, 2020)	3 month LIBOR	4,913	4,573	3,635
Travel Leaders Group, LLC (8)	Travel Agency Network Provider	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - December 7, 2020)	1 month LIBOR	15,988	15,900	15,960
TVG-I-E CMN Acquisition, LLC (8) (11)	Organic Lead Generation for Online Postsecondary Schools	LIBOR Plus 6.00%, Current Coupon 7.00%, Secured Debt (Maturity - November 3, 2021)	1 month LIBOR	6,459	6,333	6,333
Unirush LLC (10) (13)	Provider of Prepaid Debit Card Solutions	12.00% Secured Debt (Maturity Date - February 1, 2019)	None	3,000	2,745	3,000
		Warrants (111,181 equivalent units, Expiration - February 2, 2026)	—	—	313	313
					3,058	3,313
U.S. Telepacific Corp. (8) (11)	Provider of Communications and Managed Services	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity - February 24, 2021)	3 month LIBOR	7,500	7,367	7,367
USJ-IMECO Holding Company, LLC (8)	Marine Interior Design and Installation	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - April 16, 2020)	3 month LIBOR	8,857	8,829	8,813

Valley Healthcare Group, LLC (8) (10) (13)	Provider of Durable Medical Equipment	LIBOR Plus 12.50% (Floor 0.50%), Current Coupon 13.12%, Secured Debt (Maturity - December 29, 2020)	1 month LIBOR	3,239	3,183	3,183
		Preferred Member Units (Valley Healthcare Holding, LLC) (400 units)	—	—	400	400
					3,583	3,583
VCVH Holding Corp. (8)	Healthcare Technology Services Focused on Revenue Maximization	LIBOR Plus 9.25% (Floor 1.00%), Current Coupon 10.25%, Secured Debt (Maturity - June 1, 2024) (14)	3 month LIBOR	3,500	3,417	3,474
Volusion, LLC (10) (13)	Provider of Online Software-as-a-Service eCommerce Solutions	11.50% Secured Debt (Maturity - January 24, 2020)	None	7,500	6,484	6,484
		Preferred Member Units (2,090,001 units)	—	—	6,000	6,000
		Warrants (784,866.80 equivalent units, Expiration - January 26, 2025)	—	—	1,104	1,104
					13,588	13,588
Wellnext, LLC (8) (11)	Manufacturer of Supplements and Vitamins	LIBOR Plus 9.00% (Floor 0.50%), Current Coupon 9.85%, Secured Debt (Maturity - May 23, 2021)	3 month LIBOR	10,058	9,966	10,058
Worley Claims Services, LLC (8) (11)	Insurance Adjustment Management and Services Provider	LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.00%, Secured Debt (Maturity - October 31, 2020)	1 month LIBOR	6,370	6,326	6,370
YP Holdings LLC (8)	Online and Offline Advertising Operator	LIBOR Plus 11.00% (Floor 1.25%), Current Coupon 12.25%, Secured Debt (Maturity - June 4, 2018)	1 month LIBOR	15,280	15,016	15,241

Subtotal Non-Control/Non-Affiliate Investments (5) (91% of total portfolio investments at fair value)					$935,741	$916,393

Total Portfolio Investments					$1,002,395	$989,247

Short Term Investments (20)
Fidelity Institutional Money Market Funds	—	Prime Money Market Portfolio, Class III Shares (21)	—	—	$9,775	$9,775
UMB Bank Money Market Account (21)	—	—			642	642
US Bank Money Market Account (21)	—	—	—	—	10,672	10,672

Total Short Term Investments					$21,089	$21,089
(1) All investments are Middle Market portfolio investments, unless otherwise noted. All of the assets of HMS Income Fund, Inc. (the “Company”) are encumbered as security for the Company’s credit agreements. See Note 5 - Borrowings.
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
(9) The investment is not a qualifying asset under the 1940 Act. A business development company (“BDC”) may not acquire any asset other than qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of the BDC’s total assets. As of December 31, 2016, approximately 13.8% of the Company’s investments were considered non-qualifying.
(10) Investment is classified as a Lower Middle Market investment.
(11) Investment is classified as a Private Loan portfolio investment.
(12) Investment or portion of investment is under contract to purchase and met trade date accounting criteria as of December 31, 2016. Settlement occurred or is scheduled to occur after December 31, 2016. See Note 2 - Basis of Presentation and Summary of Significant Accounting Policies for Summary of Security Transactions.
(13) Investment serviced by Main Street pursuant to servicing arrangements with the Company.
(14) Second lien secured debt investment.
(15) Investment is classified as an Other Portfolio investment.
(16) Income producing through dividends or distributions.
(17) Unsecured debt investment.
(18) Investment is on non-accrual status as of December 31, 2016.
(19) Maturity date is under on-going negotiations with the portfolio company and other lenders, if applicable.
(20) Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less.
(21) Effective yield as of December 31, 2016 was approximately 0.01%.
(22) The 1 week and 1, 2, 3 and 6 month LIBOR rates were 0.72%, 0.77%, 0.82%, 1.00% and 1.32%, respectively, as of December 31, 2016. The actual LIBOR rate for each loan listed may not be the applicable LIBOR rate as of December 31, 2016, as the loan may have been priced or repriced based on a LIBOR rate prior to or subsequent to December 31, 2016. The prime rate was 3.75% as of December 31, 2016.

See notes to the consolidated financial statements.

HMS Income Fund, Inc. Consolidated Schedule of Investments
As of December 31, 2015
(dollars in thousands)
Portfolio Company (1) (3)	Business Description	Type of Investment (2) (3)	Index Rate (22)	Principal (7)	Cost (7)	Fair Value

Control Investments (6)
GRT Rubber Technologies, LLC (8) (10) (13)	Engineered Rubber Product Manufacturer	LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.00%, Secured Debt (Maturity - December 19, 2019)	1 month LIBOR	$7,941	$7,806	$7,806
		Member Units (2,896 shares)	—	—	6,435	7,674
					14,241	15,480

Subtotal Control Investments (6) (2% of total portfolio investments at fair value)					$14,241	$15,480

Affiliate Investments (4)
AFG Capital Group, LLC (10) (13)	Provider of Rent-to-Own Financing Solutions and Services	11.00% Secured Debt (Maturity Date - November 7, 2019)	None	$3,240	$3,118	$3,198
		Member Units (46 shares)	—	—	300	505
		Warrants (10 equivalent shares, Expiration - November 7, 2024)	—	—	65	122
					3,483	3,825
EIG Traverse Co-Investment, LP (9) (15)	Investment Partnership	LP Interests (EIG Traverse Co-Investment, LP) (Fully diluted 6.6%) (16)	—	—	4,755	4,755
Freeport First Lien Loan Fund III, LP (9) (15)	Investment Partnership	LP Interests (Freeport First Lien Loan Fund III, LP) (Fully diluted 6.4%) (16)	—	—	2,077	2,077
HW Temps LLC (8) (10) (13)	Temporary Staffing Solutions	LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 10.50%, Secured Debt (Maturity Date - July 2, 2020)	1 month LIBOR	2,494	2,430	2,430
		Member Units (800 shares)	—	—	986	986
					3,416	3,416
M.H. Corbin LLC (10) (13)	Manufacturer and Distributor of Traffic Safety Products	10.00% Secured Debt (Maturity Date - August 31, 2021)	None	3,500	3,467	3,467
		Member Units (1,000 shares)	—	—	1,500	1,500
					4,967	4,967
Mystic Logistics, Inc. (10) (13)	Logistics and Distribution Services Provider for Large Volume Mailers	12.00% Secured Debt (Maturity Date - August 15, 2019)	None	2,362	2,299	2,361
		Common Stock (1,468 shares) (16)	—	—	680	1,492
					2,979	3,853
SoftTouch Medical Holdings LLC (8) (10) (13)	Home Provider of Pediatric Durable Medical Equipment	LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.00%, Secured Debt (Maturity Date - October 31, 2019)	1 month LIBOR	1,425	1,402	1,402
		Member Units (785 shares) (16)	—	—	870	1,008
					2,272	2,410

Subtotal Affiliate Investments (4) (3% of total portfolio investments at fair value)					$23,949	$25,303

Non-Control/Non-Affiliate Investments (5)
AccuMed Corporation (8) (11)	Medical Device Contract Manufacturer	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity - October 29, 2020)	2 month LIBOR	$9,750	$9,595	$9,595
Adams Publishing Group, LLC (8) (11)	Local Newspaper Operator	LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 7.75%, Secured Debt (Maturity - November 3, 2020)	2 month LIBOR	9,506	9,317	9,328
Ahead, LLC (8) (11)	IT Infrastructure Value Added Reseller	LIBOR Plus 6.50%, Current Coupon 6.76%, Secured Debt (Maturity - November 2, 2020)	1 month LIBOR	10,000	9,708	9,750
Allflex Holdings III Inc. (8)	Manufacturer of Livestock Identification Products	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity - July 19, 2021) (14)	3 month LIBOR	14,922	15,013	14,713
AmeriTech College Operations, LLC (10) (13)	For-Profit Nursing and Healthcare College	10.00% Secured Debt, (Maturity - January 31, 2020)	None	375	375	375
		10.00% Secured Debt, (Maturity - November 30, 2019)	None	61	60	60
		10.00% Secured Debt, (Maturity - May 15, 2016)	None	64	64	64
		Preferred Member Units (364 shares) (16)	—	—	284	284
					783	783
AMF Bowling Centers, Inc. (8)	Bowling Alley Operator	LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.25%, Secured Debt (Maturity - September 18, 2021)	3 month LIBOR	13,847	13,777	13,720
AP Gaming I, LLC (8) (11)	Developer, Manufacturer, and Operator of Gaming Machines	LIBOR Plus 8.25% (Floor 1.00%), Current Coupon 9.25%, Secured Debt (Maturity - December 21, 2020)	3 month LIBOR	11,407	11,290	11,036
Apex Linen Service, Inc. (10) (13)	Industrial Launderers	13.00% Secured Debt, (Maturity - October 30, 2022)	None	3,000	2,944	2,944
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - October 30, 2022)	1 month LIBOR	400	400	400
					3,344	3,344
Aptean, Inc. (8)	Enterprise Application Software Provider	LIBOR Plus 4.25% (Floor 1.00%), Current Coupon 5.25%, Secured Debt (Maturity - February 26, 2020)	3 month LIBOR	4,415	4,415	4,323
Arcus Hunting, LLC (8) (11)	Manufacturer of Bowhunting and Archery Products and Accessories	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity - November 13, 2019)	3 month LIBOR	4,770	4,665	4,665
Artel, LLC (8)	Land-Based and Commercial Satellite Provider	LIBOR Plus 7.00% (Floor 1.25%), Current Coupon 8.25%, Secured Debt (Maturity - November 27, 2017)	3 month LIBOR	3,344	3,274	2,859
ATX Networks Corp. (8) (9)	Provider of Radio Frequency Management Equipment	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - June 11, 2021)	3 month LIBOR	14,925	14,645	14,701
BarFly Ventures, LLC (11)	Casual Restaurant Group	12.00% Secured Debt (Maturity Date - August 30, 2020)	None	1,374	1,348	1,348
		Warrants (.364 equivalent shares, Expiration - August 31, 2025)	—	—	158	158
					1,506	1,506
Berry Aviation, Inc. (11)	Airline Charter Service Operator	12.00% Current / 1.75% PIK Secured Debt (Maturity Date - January 30, 2020) (14)	None	1,407	1,386	1,386
		Common Stock (138 shares)	—	—	100	100
					1,486	1,486
Bioventus, LLC (8) (11)	Production of Orthopedic Healing Products	LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 11.00%, Secured Debt (Maturity - April, 10, 2020) (14)	1 month LIBOR	7,000	6,888	6,895
Blackbrush Oil and Gas LP (8)	Oil & Gas Exploration	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity - July 30, 2021) (14)	3 month LIBOR	12,085	11,655	9,758
Blackhawk Specialty Tools LLC (8)	Oilfield Equipment & Services	LIBOR Plus 5.25% (Floor 1.25%), Current Coupon 6.50%, Secured Debt (Maturity - August 1, 2019)	3 month LIBOR	8,500	8,047	7,862
Blue Bird Body Company (8)	School Bus Manufacturer	LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity - June 26, 2020)	3 month LIBOR	5,062	5,002	5,027
Bluestem Brands, Inc. (8) (9)	Multi-Channel Retailer of General Merchandise	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity - November 6, 2020)	3 month LIBOR	14,619	14,330	13,705
Brightwood Capital Fund III, LP (9) (15)	Investment Partnership	LP Interests (Brightwood Capital Fund III, LP) (Fully diluted .52%) (16)	—	—	3,825	3,695
Brundage-Bone Concrete Pumping, Inc.	Construction Services Provider	10.38% Secured Bond (Maturity - September 1, 2021) (14)	None	10,000	10,173	9,750
Buca C, LLC (8) (10) (13)	Casual Restaurant Group	LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.25%, Secured Debt (Maturity - June 30, 2020)	1 month LIBOR	17,020	16,708	16,708
		Preferred Member Units (4 units)	—	—	2,472	2,472
					19,180	19,180
CAI Software, LLC (10) (13)	Provider of Specialized Enterprise Resource Planning Software	12.00% Secured Debt (Maturity Date - October 10, 2019)	None	1,165	1,138	1,165
		Member Units (16,339 shares)	—	—	163	250
					1,301	1,415
CJ Holding Company (8)	Oil and Gas Equipment and Services	LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity - March 24, 2020)	1 month LIBOR	5,955	5,189	3,710
Cengage Learning Acquisitions, Inc. (8)	Provider of Educational Print and Digital Services	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - March 31, 2020)	1 month LIBOR	15,018	15,024	14,680
Cenveo Corporation	Provider of Commercial Printing, Envelopes, Labels, Printed Office Products	6.00% Secured Bond (Maturity - August 1, 2019)	None	10,000	8,719	7,050
Charlotte Russe, Inc. (8)	Fast-Fashion Retailer to Young Women	LIBOR Plus 5.50% (Floor 1.25%), Current Coupon 6.75%, Secured Debt (Maturity - May 22, 2019)	3 month LIBOR	15,101	14,853	10,541
Clarius BIGS, LLC (11) (13) (18)	Prints & Advertising Film Financing	15.00% PIK Secured Debt (Maturity - January 5, 2015) (18)	None	2,480	2,222	412
		20.00% PIK Secured Debt (Maturity - January 5, 2015) (18)	None	896	803	149
					3,025	561
Compuware Corporation (8)	Provider of Software and Supporting Services	LIBOR Plus 5.25% (Floor 1.00%), Current Coupon 6.25%, Secured Debt (Maturity - December 15, 2019)	3 month LIBOR	14,250	13,893	13,523
Covenant Surgical Partners, Inc.	Ambulatory Surgical Centers	8.75% Secured Debt (Maturity - August 1, 2019)	None	9,500	9,500	9,263
CRGT, Inc. (8)	Provider of Custom Software Development	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity - December 18, 2020)	3 month LIBOR	14,168	13,918	14,098
CST Industries, Inc. (8)	Storage Tank Manufacturer	LIBOR Plus 6.25% (Floor 1.50%), Current Coupon 7.75%, Secured Debt (Maturity - May 22, 2017)	3 month LIBOR	1,978	1,975	1,958
Datacom, LLC (10) (13)	Technology and Telecommunications Provider	10.50% Secured Debt (Maturity - May 30, 2019)	None	1,245	1,226	1,192
		Preferred Member Units (1,530 units) (16)	—	—	131	131
		Preferred Member Units (717 units)	—	—	670	564
					2,027	1,887
Digital River, Inc. (8) (12)	Provider of Outsourced e-Commerce Solutions and Services	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity - February 12, 2021)	3 month LIBOR	9,786	9,691	9,688
ECP-PF: CT Operations, Inc. (8) (11)	Fitness Club Operator	LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.00%, Secured Debt (Maturity - November 26, 2019)	3 month LIBOR	1,875	1,860	1,831
East West Copolymer & Rubber, LLC (10) (13)	Manufacturer of Synthetic Rubbers	12.00% Secured Debt (Maturity Date - October 17, 2019)	None	2,400	2,336	2,336
		Warrants (627,697 equivalent shares, Expiration - October 15, 2024)	—	—	10	10
					2,346	2,346
Energy & Exploration Partners, LLC (18)	Oil & Gas Exploration and Production	LIBOR plus 6.75% (Floor 1.00%), Current Coupon 7.75%, Secured Debt (Maturity - January 22, 2019) (8) (18)	3 month LIBOR	9,900	8,638	2,500
		8.75% Secured Debt (Maturity - January 21, 2016)	None	233	233	233
					8,871	2,733
Evergreen Skills Lux S.á r.l. (d/b/a Skillsoft) (8) (9)	Technology-Based Performance Support Solutions	LIBOR Plus 8.25% (Floor 1.00%), Current Coupon 9.25%, Secured Debt (Maturity - April 28, 2022) (14)	3 month LIBOR	10,902	10,382	7,277
Extreme Reach, Inc. (8)	Integrated TV and Video Advertising Platform	LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 6.75%, Secured Debt (Maturity - February 7, 2020)	3 month LIBOR	6,853	6,822	6,742
Flavors Holdings, Inc. (8)	Global Provider of Flavoring and Sweetening Products and Solutions	LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 6.75%, Secured Debt (Maturity - April 3, 2020)	3 month LIBOR	8,438	8,135	7,509
Fram Group Holdings, Inc. (8)	Manufacturer of Automotive Maintenance Products	LIBOR Plus 5.50% (Floor 1.50%), Current Coupon 7.00%, Secured Debt (Maturity - July 29, 2017)	1 month LIBOR	8,099	7,782	6,105
GST Autoleather, Inc. (8)	Automotive Leather Manufacturer	LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity Date - July 10, 2020)	3 month LIBOR	9,875	9,796	9,529
Guerdon Modular Holdings, Inc. (10) (13)	Multi-Family and Commercial Modular Construction Company	11.00% Secured Debt (Maturity - August 13, 2019)	None	2,600	2,542	2,547
		Common Stock (53,008 shares)	—	—	746	497
					3,288	3,044
Guitar Center, Inc.	Musical Instruments Retailer	6.50% Secured Bond (Maturity - April 15, 2019)	None	13,015	12,135	10,933
Halcon Resources Corporation	Oil & Gas Exploration & Production	9.75% Unsecured Bond (Maturity - July 15, 2020) (17)	None	3,000	2,630	870
Hojeij Branded Foods, Inc. (8) (11)	Multi-Airport, Multi-Concept Restaurant Operator	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity Date - July 28, 2021)	3 month LIBOR	5,330	5,280	5,280
Horizon Global Corporation (8)	Auto Parts Manufacturer	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity Date - June 30, 2021)	1 month LIBOR	12,675	12,462	12,580
Hunter Defense Technologies, Inc. (8)	Provider of Military and Commercial Shelters and Systems	LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity Date - August 5, 2019)	3 month LIBOR	10,495	10,420	10,390
ICON Health and Fitness, Inc.	Producer of Fitness Products	11.88% Secured Bond (Maturity - October 15, 2016)	None	13,337	13,252	12,670
iEnergizer Limited (8) (9)	Provider of Business Outsourcing Solutions	LIBOR Plus 6.00% (Floor 1.25%), Current Coupon 7.25%, Secured Debt (Maturity - May 1, 2019)	1 month LIBOR	4,312	4,305	3,988
Indivior Finance, LLC (8) (9)	Specialty Pharmaceutical Company Treating Opioid Dependence	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - December 19, 2019)	3 month LIBOR	9,500	9,003	8,930
Industrial Container Services, LLC (8) (11)	Steel Drum Reconditioner	LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 6.75%, Secured Debt (Maturity - December 31, 2018)	3 month LIBOR	4,987	4,930	4,930
Inn of the Mountain Gods Resort and Casino	Hotel & Casino Owner & Operator	9.25% Secured Bond (Maturity - November 30, 2020)	None	10,749	10,551	9,943
Intertain Group Limited (8) (9)	Business-to-Consumer Online Gaming Operator	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity - April 8, 2022)	3 month LIBOR	9,938	9,783	9,914
Invenergy Thermal Operating I, LLC (8)	Power Generation	LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity - October 19, 2022)	3 month LIBOR	9,975	9,775	9,676
iPayment, Inc. (8) (12)	Provider of Merchant Acquisition	LIBOR Plus 5.25% (Floor 1.50%), Current Coupon 6.75%, Secured Debt (Maturity - May 8, 2017)	3 month LIBOR	15,115	14,954	14,532
iQor US Inc. (8)	Business Process Outsourcing Services Provider	LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity - April 1, 2021)	3 month LIBOR	7,837	7,320	6,295
IronGate Energy Services, LLC	Oil and Gas Services	11.00% Secured Bond (Maturity - July 1, 2018)	None	5,825	5,828	3,204
Jackmont Hospitality, Inc. (8) (11)	Franchisee of Casual Dining Restaurants	LIBOR Plus 4.25% (Floor 1.00%)/ 2.50% PIK , Current Coupon 7.75%, Secured Debt (Maturity Date - May 26, 2021)	1 month LIBOR	8,715	8,678	8,325
Joerns Healthcare, LLC (8)	Manufacturer and Distributor of Health Care Equipment & Supplies	LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity - May 9, 2020)	3 month LIBOR	4,412	4,392	4,381
JSS Holdings, Inc. (8)	Aircraft Maintenance Program Provider	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity Date - August 31, 2021)	3 month LIBOR	14,566	14,230	13,765
Kellermeyer Bergensons Services, LLC (8)	Outsourced Janitorial Services to Retail/Grocery Customers	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity - April 29, 2022) (14)	3 month LIBOR	14,700	14,591	14,553
Kendra Scott, LLC (8)	Jewelry Retail Stores	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity Date - July 17, 2020)	3 month LIBOR	9,875	9,784	9,801
Keypoint Government Solutions, Inc. (8)	Provider of Pre-Employment Screening Services	LIBOR Plus 6.50% (Floor 1.25%), Current Coupon 7.75%, Secured Debt (Maturity - November 13, 2017)	3 month LIBOR	2,033	2,025	2,023
LaMi Products, LLC (8) (11)	General Merchandise Distribution	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity - September 16, 2020)	3 month LIBOR	4,729	4,640	4,640
Larchmont Resources, LLC (8)	Oil & Gas Exploration & Production	LIBOR Plus 8.75% (Floor 1.00%), Current Coupon 9.75%, Secured Debt (Maturity - August 7, 2019)	3 month LIBOR	13,268	11,918	9,420
Legendary Pictures Funding, LLC (8) (11)	Producer of TV, Film, and Comic Content	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - April 22, 2020)	3 month LIBOR	7,500	7,367	7,425
LJ Host Merger Sub, Inc. (8)	Managed Services and Hosting Provider	LIBOR Plus 4.75% (Floor 1.25%), Current Coupon 6.00%, Secured Debt (Maturity - December 13, 2019)	3 month LIBOR	5,122	5,109	5,071
MAH Merger Corporation (8)	Sports-Themed Casual Dining Chain	LIBOR Plus 4.50% (Floor 1.25%), Current Coupon 5.75%, Secured Debt (Maturity - July 19, 2019)	1 month LIBOR	1,373	1,373	1,370
MediMedia USA, Inc. (8)	Provider of Healthcare Media and Marketing	LIBOR Plus 6.75% (Floor 1.25%), Current Coupon 8.00%, Secured Debt (Maturity - November 20, 2018)	3 month LIBOR	11,904	11,826	11,369
Milk Specialties Company (8)	Processor of Nutrition Products	LIBOR Plus 7.00% (Floor 1.25%), Current Coupon 8.25%, Secured Debt (Maturity - November 9, 2018)	3 month LIBOR	4,669	4,630	4,673
Minute Key, Inc. (10) (13)	Operator of Automated Key Duplication Kiosk	10.00% Current / 2.00% PIK Secured Debt (Maturity Date - September 19, 2019) (14)	None	3,530	3,426	3,426
		Warrants (359,352 equivalent shares, Expiration - May 20, 2025)	—	—	70	70
					3,496	3,496
Mood Media Corporation (8) (9)	Provider of Electronic Equipment	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - May 1, 2019)	3 month LIBOR	14,975	14,953	14,282
New Media Holdings II LLC (8) (9)	Local Newspaper Operator	LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.25%, Secured Debt (Maturity - June 4, 2020)	3 month LIBOR	14,856	14,696	14,726
North Atlantic Trading Company, Inc. (8)	Marketer/Distributor of Tobacco	LIBOR Plus 6.50% (Floor 1.25%), Current Coupon 7.75%, Secured Debt (Maturity -January 13, 2020)	3 month LIBOR	11,222	11,222	11,138
Novitex Acquisition, LLC (8)	Provider of Document Management Services	LIBOR Plus 6.25% (Floor 1.25%), Current Coupon 7.50%, Secured Debt (Maturity - July 7, 2020)	3 month LIBOR	11,632	11,387	10,963
Panolam Industries International, Inc. (8)	Decorative Laminate Manufacturer	LIBOR Plus 6.50% (Floor 1.25%), Current Coupon 7.75%, Secured Debt (Maturity - August 23, 2017)	1 month LIBOR	7,402	7,342	7,365
Paris Presents, Inc. (8)	Branded Cosmetic and Bath Accessories	LIBOR Plus 8.25% (Floor 1.00%), Current Coupon 9.25%, Secured Debt (Maturity - December 31, 2021) (14)	1 month LIBOR	7,500	7,364	7,350
Parq Holdings, LP (8) (9) (12)	Hotel and Casino Operator	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity - December 17, 2020)	1 month LIBOR	12,500	12,354	12,000
Permian Holdings, Inc.	Storage Tank Manufacturer	10.50% Secured Bond (Maturity - January 15, 2018)	None	6,885	5,819	2,616
Pernix Therapeutics Holdings, Inc. (11)	Pharmaceutical Royalty - Anti-Migraine	12.00% Secured Bond (Maturity - August 1, 2020)	None	3,341	3,309	3,305
Pike Corporation (8) (12)	Construction and Maintenance Services for Electric Transmission and Distribution Infrastructure	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity - June 22, 2022) (14)	3 month LIBOR	13,334	13,037	13,079
Polyconcept Financial B.V. (8)	Promotional Products to Corporations and Consumers	LIBOR Plus 4.75% (Floor 1.25%), Current Coupon 6.00%, Secured Debt (Maturity - June 28, 2019)	1 month LIBOR	5,312	5,303	5,279
Premier Dental Services, Inc. (8)	Dental Care Services	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity - November 1, 2018)	3 month LIBOR	4,511	4,490	3,958
Prowler Acquisition Corporation (8)	Specialty Distributor to the Energy Sector	LIBOR Plus 4.50% (Floor 1.00%), Current Coupon 5.50%, Secured Debt (Maturity - January 28, 2020)	3 month LIBOR	7,248	6,541	6,161
Raley’s, Inc. (8)	Family-Owned Supermarket Chain in California	LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.25%, Secured Debt (Maturity - May 18, 2022)	3 month LIBOR	5,094	4,998	5,069
RCHP, Inc. (8)	Region Non-Urban Hospital Owner/Operator	LIBOR Plus 10.25% (Floor 1.00%), Current Coupon 11.25%, Secured Debt (Maturity - October 23, 2019) (14)	2 month LIBOR	15,072	14,680	15,072
Renaissance Learning, Inc. (8)	Technology-based K-12 Learning Solutions	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity - April 11, 2022) (14)	3 month LIBOR	12,950	12,493	12,238
RGL Reservoir Operations, Inc. (8) (9)	Oil & Gas Equipment & Services	LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity - August 13, 2021)	3 month LIBOR	3,950	3,850	1,534
RLJ Entertainment, Inc. (8) (11)	Movie and TV Programming Licensee and Distributor	LIBOR Plus 8.75% (Floor .25%), Current Coupon 9.08%, Secured Debt (Maturity - September 11, 2019)	3 month LIBOR	8,134	7,824	7,824
RM Bidder, LLC (11)	Acquisition Vehicle	Common Stock (1,854 shares)	—	—	31	30
		Series A Warrants (124,915 equivalent shares, Expiration - October 20, 2025)	—	—	284	242
		Series B Warrants (93,686 equivalent shares, Expiration - October 20, 2025)	—	—	—	—
					315	272
Sage Automotive Interiors, Inc (8)	Automotive Textiles Manufacturer	LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.00%, Secured Debt (Maturity - October 8, 2021) (14)	3 month LIBOR	5,000	4,956	4,950
Salient Partners, LP (8)	Provider of Asset Management Services	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity - June 9, 2021)	1 month LIBOR	7,388	7,250	7,240
Siteone Landscape Supply, LLC (8) (11)	Distributor of Landscaping Supplies	LIBOR Plus 4.00% (Floor 1.00%), Current Coupon 5.00%, Secured Debt (Maturity - December 23, 2019)	3 month LIBOR	6,383	6,149	6,224
Sorenson Communications, Inc.	Manufacturer of Communication Products for Hearing Impaired	9.00% Secured Bond (Maturity - October 31, 2020) (14)	None	11,710	11,226	11,007
Sotera Defense Solutions, Inc. (8)	Defense Industry Intelligence Services	LIBOR Plus 7.50% (Floor 1.50%), Current Coupon 9.00%, Secured Debt (Maturity - April 21, 2017)	3 month LIBOR	3,453	3,344	3,194
Stardust Finance Holdings, Inc. (8)	Manufacturer of Diversified Building Products	LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity - March 13, 2022)	3 month LIBOR	2,481	2,425	2,413
		LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 10.50%, Secured Debt (Maturity - March 13, 2023) (14)	3 month LIBOR	5,000	4,766	4,825
					7,191	7,238
Synagro Infrastructure Company, Inc. (8)	Waste Management Services	LIBOR Plus 5.25% (Floor 1.00%), Current Coupon 6.25%, Secured Debt (Maturity - August 22, 2020)	3 month LIBOR	2,704	2,683	2,366
Teleguam Holdings, LLC (8)	Cable and Telecom Services Provider	LIBOR Plus 7.50% (Floor 1.25%), Current Coupon 8.75%, Secured Debt (Maturity - June 10, 2019) (14)	1 month LIBOR	3,000	3,017	2,985
Templar Energy, LLC (8)	Oil & Gas Exploration & Production	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity - November 25, 2020) (14)	3 month LIBOR	3,000	2,982	364
Tervita Corporation (8) (9)	Oil and Gas Environmental Services	LIBOR Plus 5.00% (Floor 1.25%), Current Coupon 6.25%, Secured Debt (Maturity - May 15, 2018)	3 month LIBOR	1,009	1,015	785
The Topps Company, Inc. (8)	Trading Cards & Confectionary	LIBOR Plus 6.00% (Floor 1.25%), Current Coupon 7.25%, Secured Debt (Maturity - October 2, 2018)	3 month LIBOR	980	974	962
TOMS Shoes, LLC (8)	Global Designer, Distributor, and Retailer of Casual Footwear	LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity - October 30, 2020)	3 month LIBOR	4,963	4,548	3,387
Travel Leaders Group, LLC (8)	Travel Agency Network Provider	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - December 7, 2020)	3 month LIBOR	14,306	14,226	14,163
USJ-IMECO Holding Company, LLC (8)	Marine Interior Design and Installation	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - April 16, 2020)	3 month LIBOR	7,867	7,848	7,789
Valley Healthcare Group, LLC (8) (10) (13)	Provider of Durable Medical Equipment	LIBOR Plus 12.50% (Floor .50%), Current Coupon 13.00%, Secured Debt (Maturity - December 29, 2020)	1 month LIBOR	2,600	2,548	2,548
Vantage Oncology, LLC	Outpatient Radiation Oncology Treatment Centers	9.50% Secured Bond (Maturity - June 15, 2017)	None	13,507	13,211	11,413
Vision Solutions, Inc. (8)	Provider of Information Availability Software	LIBOR Plus 4.50% (Floor 1.50%), Current Coupon 6.00%, Secured Debt (Maturity - July 23, 2016)	1 month LIBOR	1,296	1,297	1,257
		LIBOR Plus 8.00% (Floor 1.50%), Current Coupon 9.50%, Secured Debt (Maturity - July 23, 2017) (14)	1 month LIBOR	875	871	831
					2,168	2,088
Volusion, LLC (10)	Provider of Online Software-as-a-Service eCommerce Solutions	10.50% Secured Debt (Maturity Date - January 24, 2020)	None	7,500	6,866	6,866
		Member Units (2,090,001 shares)	—	—	6,000	6,000
		Warrants (407,408 equivalent shares, Expiration - January 26, 2025)	—	—	600	600
					13,466	13,466
Worley Claims Services, LLC (8) (11)	Insurance Adjustment Management and Services Provider	LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.00%, Secured Debt (Maturity - October 31, 2020)	1 month LIBOR	6,435	6,382	6,210
YP Holdings LLC (8)	Online and Offline Advertising Operator	LIBOR Plus 6.75% (Floor 1.25%), Current Coupon 8.00%, Secured Debt (Maturity - June 4, 2018)	1 month LIBOR	12,347	12,336	11,977

Subtotal Non-Control/Non-Affiliate Investments (5) (95% of total portfolio investments at fair value)					$866,499	$812,205

Total Portfolio Investments					$904,689	$852,988

Short Term Investments (20)
Fidelity Institutional Money Market Funds	—	Prime Money Market Portfolio, Class II Shares (21)	—	13,363	13,363	13,363
US Bank Money Market Account (21)	—	—	—	7,009	7,009	7,009

Total Short Term Investments					$20,372	$20,372
(1) All investments are Middle Market portfolio investments, unless otherwise noted. All of the Company’s assets are encumbered as security for the Company’s credit agreements. See Note 5 - Borrowings.
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
(9) The investment is not a qualifying asset under the 1940 Act. A business development company (“BDC”) may not acquire any asset other than qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of the BDC’s total assets. As of December 31, 2015, approximately 12.6% of the Company’s investments were considered non-qualifying.
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
(21) Effective yield as of December 31, 2015 was approximately 0.01%.
(22) The 1, 2, 3 and 6 month LIBOR rates were 0.43%, 0.51%, 0.61% and 0.85%, respectively, as of December 31, 2015. The actual LIBOR rate for each loan listed may not be the applicable LIBOR rate as of December 31, 2015, as the loan may have been priced or repriced based on a LIBOR rate prior to or subsequent to December 31, 2015. The prime rate was 3.25% as of December 31, 2015.

See notes to the consolidated financial statements.

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

The Company’s primary investment objective is to generate current income through debt and equity investments. A secondary objective of the Company is to generate long-term capital appreciation through such equity and equity-related investments including warrants, convertible securities and other rights to acquire equity securities. The Company’s portfolio strategy calls for it to invest primarily in illiquid debt and equity securities issued by lower middle market (“LMM”) companies, which generally have annual revenues between $10 million and $150 million, and middle market (“Middle Market”) companies that are generally larger in size than the LMM companies. The Company categorizes some of its investments in LMM companies and Middle Market companies as private loan (“Private Loan”) portfolio investments. Private Loan investments, often referred to in the debt markets as “club deals,” are investments, generally in debt instruments, that the Company originates on a collaborative basis with other investment funds. Private Loan investments are typically similar in size, structure, terms and conditions to investments the Company holds in its LMM portfolio and Middle Market portfolio. The Company’s portfolio also includes other portfolio (“Other Portfolio”) investments primarily consisting of investments managed by third parties, which differ from the typical profiles for LMM portfolio investments, Middle Market portfolio investments or Private Loan portfolio investments.

The Company previously registered for sale up to 150,000,000 shares of common stock pursuant to a registration statement on Form N-2 (File No. 333-178548) which was initially declared effective by the Securities and Exchange Commission (the “SEC”) on June 4, 2012 (the “Initial Offering”). The Initial Offering terminated on December 1, 2015. The Company had raised approximately $601.2 million under the Initial Offering, including proceeds from the dividend reinvestment plan of approximately $22.0 million. The Company also registered for sale up to $1,500,000,000 worth of shares of common stock (the “Offering”) pursuant to a new registration statement on Form N-2 (File No. 333-204659), as amended, most recently declared effective on October 6, 2016. As of December 31, 2016, the Company had raised approximately $105.4 million in the Offering, including proceeds from the distribution reinvestment plan of approximately $24.8 million.

On February 22, 2017, the Company’s board of directors, after determining that it would be in the best interests of the Company and its stockholders to do so, decided to continue the Offering until September 30, 2017 and authorized the closing of the Offering to new investors (the “Closing”) to occur on or about such date. The Company’s board of directors previously authorized the Closing to occur on or about March 31, 2017, subject to the board of directors’ final approval. The board of directors retained its right to provide final approval on the specific terms of the Closing, including its right to accelerate the Closing or to further continue the Company’s Offering if the board of directors determines that it is in the best interests of the Company and its stockholders to do so.

The business of the Company is managed by HMS Adviser LP (the “Adviser”), a Texas limited partnership and affiliate of Hines Interests Limited Partnership (“Hines”), under an Investment Advisory and Administrative Services Agreement dated May 31, 2012, (as amended, the “Investment Advisory Agreement”). The Company and the Adviser have retained MSC Adviser I, LLC (the “Sub-Adviser”), a wholly owned subsidiary of Main Street Capital Corporation (“Main Street”), a New York Stock Exchange listed BDC, as the Company’s investment sub-adviser, pursuant to an Investment Sub-Advisory Agreement (the “Sub-Advisory Agreement”) to identify, evaluate, negotiate and structure prospective investments, make investment and portfolio management recommendations for approval by the Adviser, monitor the Company’s investment portfolio and provide certain ongoing administrative services to the Adviser. The Adviser and the Sub-Adviser are collectively referred to as the “Advisers”, and each is registered as an investment adviser under the Investment Advisers Act of 1940, as amended . Upon the execution of the Sub-Advisory Agreement, Main Street became an affiliate of the Company. The Company has engaged Hines Securities, Inc. (the “Dealer Manager”), an affiliate of the Adviser, to serve as the Dealer Manager for the Offering. The Dealer Manager is responsible for marketing the Company’s common stock.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The Company is an investment company, as defined in the accounting and reporting guidance under Topic 946, Financial Services-Investment Companies, of the Financial Accounting Standards Board’s (“FASB’s”) Accounting Standards Codification, as amended

(the “ASC”). The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its wholly owned consolidated subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Under the 1940 Act rules, regulations pursuant to Articles 6 and 10 of Regulation S-X and ASC Topic 946, the Company is precluded from consolidating portfolio company investments, including those in which it has a controlling interest, unless the portfolio company is a wholly owned investment company. An exception to this general principle occurs if the Company owns a controlled operating company whose purpose is to provide services to the Company such as an investment adviser or transfer agent. None of the investments made by the Company qualifies for this exception. Therefore, the Company’s portfolio company investments, including those in which the Company has a controlling interest, are carried on the Consolidated Balance Sheet at fair value, as discussed below, with changes to fair value recognized as “Net Unrealized Appreciation (Depreciation)” on the Consolidated Statements of Operations until the investment is realized, usually upon exit, resulting in any gain or loss on exit being recognized as a realized gain or loss. However, in the event that any controlled subsidiary exceeds the tests of significance set forth in Rules 3-09 or 4-08(g) of Regulation S-X, the Company will include required financial information for such subsidiary in the notes or as an attachment to its consolidated financial statements.

Reclassifications

Certain amounts in the Consolidated Balance Sheet and Consolidated Statement of Cash Flows related to base management fees payable and directors’ fees payable have been disaggregated from due to affiliates and accounts payable and other liabilities, respectively, as of December 31, 2016.  Additionally, certain amounts in the Consolidated Statements of Operations related to income taxes have been disaggregated from other general and administrative expenses as of December 31, 2016. The prior periods have been reclassified to conform to this presentation as of December 31, 2016.

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

Valuation of Portfolio Investments

The Company accounts for its portfolio investments at fair value under the provisions of ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. ASC 820 requires the Company to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal market that are independent, knowledgeable, and willing and able to transact.

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

For LMM portfolio investments, the Company generally reviews external events, including private mergers, sales and acquisitions involving comparable companies, and includes these events in the valuation process by using an enterprise value waterfall (“Waterfall”) for its LMM equity investments and an income approach using a yield-to-maturity model (“Yield-to-Maturity”) for its LMM debt investments. For Middle Market portfolio investments, the Company uses observable inputs such as quoted prices in the valuation process. The Company determines the appropriateness of the use of third-party broker quotes, if any, in determining fair value based on its understanding of the level of actual transactions used by the broker to develop the quote and whether the quote was an indicative price or binding offer, the depth and consistency of broker quotes and the correlation of changes in broker quotes with underlying performance of the portfolio company and other market indices. The Company often cannot observe the inputs considered by the third party in determining their quotes. For Middle Market and Private Loan portfolio investments in debt securities for which it has determined that third-party quotes or other independent pricing are not available or appropriate, the Company generally estimates the fair value based on the assumptions that it believes hypothetical market participants would use to value the investment in a current hypothetical sale using the Yield-to-Maturity valuation method. For its Other Portfolio equity investments, the Company generally calculates the fair value of the investment primarily based on the net asset value (“NAV”) of the fund. All of the valuation approaches for the Company’s portfolio investments estimate the value of the investment as if the Company was to sell, or exit, the investment as of the measurement date.

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

Under the Yield-to-Maturity valuation method, the Company also uses the income approach to determine the fair value of debt securities based on projections of the discounted future free cash flows that the debt security will likely generate, including analyzing the discounted cash flows of interest and principal amounts for the debt security, as set forth in the associated loan agreements, as well as the financial position and credit risk of the portfolio investments. The Company’s estimate of the expected repayment date of its debt securities is generally the legal maturity date of the instrument, as the Company generally intends to hold its loans and debt securities to maturity. The Yield-to-Maturity analysis also considers changes in leverage levels, credit quality, portfolio company performance and other factors. The Company will generally use the value determined by the Yield-to-Maturity analysis as the fair value for that security. However, it is the Company’s position that assuming a borrower is outperforming underwriting expectations and because these respective investments do not generally contain pre-payment penalties, the borrower would most likely prepay or refinance the borrowing if the market interest rate, given the borrower’s credit quality, is lower than the stated loan interest rate. Therefore, the Company does not believe that a market participant would pay a premium for the investment, and because of the Company’s general intent to hold its loans to maturity, the Company generally does not believe that the fair value of the investment should be adjusted in excess of the face amount. A change in the assumptions that the Company uses to estimate the fair value of its debt securities using the Yield-to-Maturity valuation method could have a material impact on the determination of fair value. If there is deterioration in credit quality or if a debt security is in workout status, the Company may consider other factors in determining the fair value of the debt security, including the value attributable to the debt security from the enterprise value of the portfolio company or the proceeds that would most likely be received in a liquidation analysis.

Under the NAV valuation method, for an investment in an investment fund that does not have a readily determinable fair value, the Company measures the fair value of the investment predominately based on the NAV of the investment fund as of the measurement date. However, in determining the fair value of the investment, the Company may consider whether adjustments to the NAV are necessary in certain circumstances, based on the analysis of any restrictions on redemption of the Company’s investment as of the measurement date, recent actual sales or redemptions of interests in the investment fund, and expected future cash flows available to equity holders, including the rate of return on those cash flows compared to an implied market return on equity required by market participants, or other uncertainties surrounding the Company’s ability to realize the full NAV of its interests in the investment fund.

With respect to investments for which market quotations are not readily available, the Company’s board of directors will undertake a multi-step valuation process, as described below:

•	The Company’s valuation process begins with each portfolio company or investment being initially valued by investment professionals of the Advisers responsible for credit monitoring.

•	Preliminary valuation conclusions are then documented and discussed with the Company’s senior management and the Advisers.

•	The board of directors reviews these preliminary valuations.

•	For the LMM portfolio companies and certain Private Loan portfolio companies, the Company has valuations reviewed by an independent valuation firm on a periodic basis.

•	The board of directors discusses valuations and determines the fair value of each investment in the Company’s portfolio in good faith.

Pursuant to its internal valuation process and the requirements under the 1940 Act, the Company performs valuation procedures on its investments in each LMM portfolio company and certain Private Loan portfolio companies (the “Internally Valued Investments”) once a quarter. Among other things, the Company generally consults with a nationally recognized independent valuation firm on the Internally Valued Investments at least once in every calendar year, and for new Internally Valued Investments, at least once in the twelve-month period subsequent to the initial investment. In certain instances, the Company may determine that it is not cost-effective, and as a result is not in its stockholders’ best interest, to consult with the nationally recognized independent valuation firm on its investments in one or more of these Internally Valued Investments. Such instances include situations where the fair value of the Company’s investment is determined to be insignificant relative to the total investment portfolio. For the year ended December 31, 2016, the Company consulted with its independent valuation firm in arriving at the Company’s determination of fair value on its investments in a total of 21 of the 23 LMM portfolio companies and in a total of 15 of the 29 Private Loan portfolio companies. For the year ended December 31, 2015, the Company consulted with its independent valuation firm in arriving at the Company’s determination of fair value on its investments in a total of 11 of the 16 LMM portfolio companies and in a total of seven of the 20 Private Loan portfolio companies.

Due to the inherent uncertainty in the valuation process, the Company’s estimate of fair value may differ materially from the values that would have been used had an active market for the securities existed. In addition, changes in the market environment, portfolio company performance and other events that may occur over the lives of the investments may cause the gains or losses ultimately realized on these investments to be materially different than the valuations currently assigned. The Company estimates the fair value of each individual investment and record changes in fair value as unrealized appreciation or depreciation in the Consolidated Statements of Operations.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid investments with an original maturity of three months or less at the date of purchase. These highly liquid, short term investments are included in the Consolidated Schedule of Investments. Cash and cash equivalents are carried at cost, which approximates fair value.

Security Transactions

Security transactions are accounted for on the trade date. As of the trade date, the investment is derecognized for security sales and recognized for security purchases. As of December 31, 2016 and 2015, the Company had three and five investments at contract prices of $11.0 million and $11.7 million, respectively, under contract to purchase which had not yet settled. These investments have been recognized by the Company and are included in the Consolidated Schedule of Investments. The settlement obligations are presented in the line item “Payable for securities purchased” at the contract price. As of December 31, 2016 and 2015, the Company had two investments and one investment at contract prices of $7.6 million and $2.0 million, respectively, under contract to sell which had not yet settled. These investments were derecognized by the Company and are not included in the Consolidated Schedule of Investments. The sale trades are presented in the line item “Receivable for securities sold” at the contract price.

Interest, Fee and Dividend Income

Interest and dividend income is recorded on the accrual basis to the extent amounts are expected to be collected. Prepayment penalties received by the Company are recorded as income upon receipt. Dividend income is recorded when dividends are declared by the portfolio company or at the point an obligation exists for the portfolio company to make a distribution. Accrued interest and dividend income are evaluated quarterly for collectability. When a debt security becomes 90 days or more past due and the Company does not expect the debtor to be able to service all of its debt or other obligations, the debt security will generally be placed on non-accrual status and the Company will cease recognizing interest income on that debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. If there is reasonable doubt that we will receive any previously accrued interest, then the interest income will be written off. Additionally, if a debt security has deferred interest payment terms and the Company becomes aware of a deterioration in credit quality, the Company will evaluate the collectability of the deferred interest payment. If it is determined that the deferred interest is unlikely to be collected, the Company will place the security on non-accrual status and cease recognizing interest income on that debt security until the borrower has demonstrated the ability and intent to pay the contractual amounts due. Payments received on non-accrual investments may be recognized as income or applied to principal depending upon the collectability of the remaining principal and interest. If a debt security’s status significantly improves with respect to the debtor’s ability to service the debt or other obligations, or if a debt security is fully impaired, sold or written off, it will be removed from non-accrual status.

As of December 31, 2016, the Company had five debt investments in four portfolio companies that were more than 90 days past due (two of which were in the oil and gas industry), including three debt investments in two portfolio companies that were on non-accrual status. Each of these portfolio companies experienced a significant decline in credit quality raising doubt regarding the Company’s ability to collect the principal and interest contractually due. Given the credit deterioration , we ceased accruing interest income on the non-accrual debt investments and wrote off any previously accrued interest deemed uncollectible. Aside from these three investments on non-accrual status as of December 31, 2016, the Company is not aware of any material changes to the creditworthiness of the borrowers underlying its debt investments.

As of December 31, 2015, the Company had two debt investments in one portfolio company that were more than 90 days past due and had three debt investments in two portfolio company that were on non-accrual status. These portfolio companies experienced a significant decline in credit quality raising doubt regarding the Company’s ability to collect the principal and interest contractually due. Given the credit deterioration, no interest income has been recognized on two of the three non-accrual debt investments during the year ended December 31, 2015. For the other non-accrual debt investment, an allowance of $196,000 was booked for the interest income recognized during the three months ended December 31, 2015 though no allowance was booked for the interest income recognized during the nine months ended September 30, 2015 due to receipt of the related interest payments.

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

As of December 31, 2016 and 2015, the Company held 19 and seven investments, respectively, which contained a PIK provision. As discussed above, two of the 19 investments with PIK provisions as of December 31, 2016 and two of the seven investments with PIK provisions as of December 31, 2015 were on non-accrual status and no PIK interest was recorded on these investments during the years ended December 31, 2016 and 2015. For the years ended December 31, 2016, 2015 and 2014, the Company recognized approximately $469,000, $1.2 million and $274,000, respectively, of PIK interest. The Company stops accruing PIK interest and writes off any accrued and uncollected interest in arrears when it determines that such PIK interest in arrears is no longer collectible.

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

A presentation of the investment income the Company received from its investment portfolio in each of the periods presented (dollars in thousands) is as follows:

	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
Interest, Fee and Dividend Income
Interest Income	$86,008	$63,864	$18,885
Fee Income	1,259	1,072	328
Dividend Income	2,132	453	—
Total Interest, Fee and Dividend Income	$89,399	$65,389	$19,213

Unearned Income – Original Issue Discount / Premium to Par Value

The Company purchased some of its debt investments for an amount different than their respective principal values. For purchases at less than par value, a discount is recorded at acquisition, which is accreted into interest income based on the effective interest method over the life of the debt investment. For purchases at greater than par value, a premium is recorded at acquisition, which is amortized as a reduction to interest income based on the effective interest method over the life of the investment. Upon repayment or sale, any unamortized discount or premium is also recognized into interest income. For the years ended December 31, 2016, 2015 and 2014 the Company accreted approximately a net $11.9 million, $4.4 million and $1.1 million, respectively, into interest income.

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

Deferred Financing Costs

Deferred financing costs represent fees and other direct costs incurred in connection with arranging the Company’s borrowings. These costs were incurred in connection with the Company’s revolving credit facilities (see Note 5 — Borrowings for a discussion ) and have been capitalized. The deferred financing costs are being amortized to interest expense using the straight-line method over the life of the related credit facility, which the Company believes is materially consistent with the effective interest method. For the years ended December 31, 2016, 2015 and 2014, the Company amortized approximately $1.5 million, $1.2 million, and $438,000, respectively, into interest expense related to deferred financing costs.

Offering Costs

In accordance with the Investment Advisory Agreement and the Sub-Advisory Agreement, the Company reimburses the Advisers for any offering costs that are paid on the Company’s behalf, which consist of, among other costs, actual legal, accounting, bona fide out-of-pocket itemized and detailed due diligence costs, printing, filing fees, transfer agent costs, postage, escrow fees, data processing fees, advertising and sales literature and other offering costs. Pursuant to the terms of the Investment Advisory Agreement and Sub-Advisory Agreement, the Company expects to reimburse the Advisers for such costs incurred on its behalf on a monthly basis, up to a maximum aggregate amount of 1.5% of the gross stock offering proceeds. The Advisers are responsible for the payment of offering costs to the extent they exceed 1.5% of the aggregate gross stock offering proceeds.

Prior to January 1, 2016, offering costs were capitalized as incurred by the Advisers and such costs, up to 1.5% of the gross proceeds, were recorded as a charge to additional paid in capital and a reduction of deferred offering costs. Effective January 1, 2016, offering costs are capitalized as deferred offering costs as incurred by the Company and subsequently amortized to expense over a 12-month period to more closely track applicable guidance. Deferred offering costs related to an offering will be fully amortized to expense upon the expiration or earlier termination of an offering. The Company currently expects offering costs to be fully amortized by September 30, 2017, the anticipated date of the Closing. The Company evaluated this change in accounting treatment of offering costs and determined that it did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows for periods prior to January 1, 2016.

Payable for Unsettled Trades

The Company accepts stockholders’ subscriptions on a weekly basis during the Offering. For subscriptions received, for which shares of common stock were not issued by December 31, 2016, the amounts of such subscriptions are presented as cash and as a payable for unsettled trades. The shares issued in exchange for these subscriptions were issued and outstanding on January 7, 2017. The Company accepted stockholders’ subscriptions on a weekly basis during the Initial Offering which terminated on December 1, 2015. Since the SEC had not declared the Offering effective as of December 31, 2015, there were no subscriptions received, for which shares of common stock were not issued by December 31, 2015.

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

Income Taxes

The Company has elected to be treated for U.S. federal income tax purposes as a RIC. As a RIC, the Company generally will not be subject to pay corporate-level U.S. federal income taxes on net ordinary income or capital gains that the Company timely distributes each taxable year as dividends to its stockholders from taxable earnings and profits. To qualify as a RIC in any taxable year, the Company must, among other things, satisfy certain source-of-income and asset diversification requirements. In addition, the Company must distribute in respect of each taxable year dividends of an amount generally at least equal to 90% of its investment company taxable income, determined without regard to any deduction for dividends paid, in order to maintain its ability to be subject to tax as a RIC (the “Annual Distribution Requirement”). As a part of maintaining our RIC status, undistributed taxable income (subject to a 4% excise tax) pertaining to a given taxable year may be distributed up to 12 months subsequent to the end of that taxable year, provided such distributions are declared prior to the earlier of eight-and-one-half months after the close of that taxable year or the filing of the federal income tax return for such prior taxable year. In order to avoid the imposition of this excise tax, the Company needs to distribute in respect of each calendar year dividends of an amount at least equal to the sum of (1) 98.0% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of its capital gain in excess of capital loss, or capital gain net income, (adjusted for certain ordinary losses) for the one-year period ending October 31 in that calendar year (or, if we so elect, for that calendar year) and (3) any net ordinary income and capital gain net income for preceding years that was not distributed with respect to such years and on which the Company incurred no U.S. federal income tax (the “Excise Tax Avoidance Requirement”).

The Company has formed wholly owned subsidiaries, HMS Equity Holding, LLC (“HMS Equity Holding”) and HMS Equity Holding II, Inc. (“HMS Equity Holding II”), which have elected to be taxable entities. HMS Equity Holding and HMS Equity Holding II primarily hold equity investments in portfolio companies which are considered “pass through” entities for tax purposes. HMS Equity Holding and HMS Equity Holding II are consolidated for financial reporting purposes, and the portfolio investments held by each entity are included in the consolidated financial statements as portfolio investments recorded at fair value. HMS Equity Holding and HMS Equity Holding II are not consolidated with the Company for income tax purposes and may generate income tax expense, or benefit, and the related tax assets and liabilities, as a result of the Company’s ownership of certain portfolio investments. This income tax expense, or benefit, if any, and the related tax assets and liabilities, are reflected in the Company’s consolidated financial statements.

HMS Equity Holding and HMS Equity Holding II use the liability method in accounting for income taxes in accordance with ASC Topic 740, Income Taxes. Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, using statutory tax rates in effect for the year in which the temporary differences are expected to reverse. A valuation allowance is provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses. Taxable income generally excludes net unrealized appreciation or depreciation, as investment gains or losses are not included in taxable income until they are realized.

Uncertainty in Income Taxes

The Company evaluates its tax positions to determine if the tax positions taken in accordance with ASC Topic 740, Income Taxes meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the consolidated statements of operations.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014‑09, Revenue from Contracts with Customers (Topic 606). ASU 2014‑09 supersedes the revenue recognition requirements under ASC 605, Revenue Recognition, and most industry‑specific guidance throughout the Industry Topics of the ASC. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Under the new guidance, an entity is required to perform the following five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The new guidance will significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. Additionally, the guidance requires improved disclosures as to the nature, amount, timing and uncertainty of revenue that is recognized. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarified the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarified the implementation guidance regarding performance obligations and licensing arrangements. In May 2016, the FASB issued ASU No. 2016‑12, Revenue from Contracts with Customers (Topic 606)-Narrow‑Scope Improvements and Practical Expedients, which clarified guidance on assessing collectability, presenting sales tax, measuring non-cash consideration, and certain transition matters. The new guidance will be effective for the annual reporting period beginning after December 15, 2017, including interim periods within that reporting period. Early adoption would be permitted for annual reporting periods beginning after December 15, 2016. The Company expects to identify similar performance obligations under ASC 606 as compared with deliverables and separate units of account previously identified. As a result, the Company expects the timing of its revenue recognition to remain the same.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation: Amendments to the Consolidation Analysis which amends the consolidation requirements under ASC 810. This guidance amends the criteria for determining which entities are considered variable interest entities (“VIEs”) and amends the criteria for determining if a service provider possesses a variable interest in a VIE. ASU No. 2015-02 also eliminates the deferral under ASU 2010-10 for application of the VIE consolidation model that was granted for investments in certain investment companies. The Company adopted this standard during the three months ended March 31, 2016. There was no impact on the Company’s consolidated financial statements from the adoption of this new accounting standard.

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs which amends the required presentation of debt issuance costs on the balance sheet. The guidance will require that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the ASU No. 2015-03. For public business entities, the guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. In August 2015, the FASB issued ASU No. 2015-15, Interest—Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements which clarified ASU 2015-03. This guidance allows an entity to defer and present debt issuance costs for line-of-credit arrangements as an asset and subsequently amortize these deferred costs over the term of the line-of-credit arrangement. The Company adopted this standard during the three months ended March 31, 2016. There was no impact on the Company’s consolidated financial statements from the adoption of this new accounting standard since the guidance allows the Company to continue to present its debt issuance costs for its line-of-credit arrangements as assets that are amortized over the term of the arrangements.

In May 2015, the FASB issued ASU 2015-07, Fair Value Measurements—Disclosures for Certain Entities that Calculate Net Asset Value per Share. This amendment updates guidance intended to eliminate the diversity in practice surrounding how investments measured at net asset value under the practical expedient with future redemption dates have been categorized in the fair value hierarchy. Under the updated guidance, investments for which fair value is measured at net asset value per share using the practical expedient should no longer be categorized in the fair value hierarchy, while investments for which fair value is measured at net asset value per share but the practical expedient is not applied should continue to be categorized in the fair value hierarchy. The updated guidance requires retrospective adoption for all periods presented and is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. The Company adopted this standard during the three months ended March 31, 2016. There was no impact on the Company’s consolidated financial statements from the adoption of this new accounting standard as none of its investments are measured through the use of the practical expedient.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities which amends the guidance related to the classification and measurement of investments in equity securities. The guidance requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. The ASU will also amend the guidance related to the presentation of certain fair value changes for financial liabilities measured at fair value and certain disclosure requirements associated with the fair value of financial instruments. For public companies, this ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The impact of the adoption of this new accounting standard on the Company’s consolidated financial statements is not expected to be material.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which addresses eight specific cash flow issues including, among other things, the classification of debt prepayment or debt extinguishment costs. ASU No. 2016-15 is effective for annual reporting periods, and the interim periods within those periods, beginning after December 15, 2017. Early adoption is permitted. The impact of the adoption of this new accounting standard on the Company’s consolidated financial statements is not expected to be material.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230),” which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new guidance is effective for interim and annual periods beginning after December 15, 2017 and early adoption is permitted. The amendment should be adopted retrospectively. The impact of the adoption of this new accounting standard on the Company’s consolidated financial statements is not expected to be material.

From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that are adopted by the Company as of the specified effective date. The Company believes that the impact of recently issued standards and any that are not yet effective will not have a material impact on its financial statements upon adoption.

Note 3 — Fair Value Hierarchy for Investments

Fair Value Hierarchy

ASC Topic 820 establishes a hierarchal disclosure framework which prioritizes and ranks the level of market price observability of inputs used in measuring investments at fair value. Market price observability is affected by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

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

As of December 31, 2016 and December 31, 2015, the Company’s investment portfolio was comprised of debt securities, equity investments, and Other Portfolio investments. The fair value determination for these investments primarily consisted of unobservable (Level 3) inputs.

As of December 31, 2016 and December 31, 2015, all of the Company’s LMM portfolio investments consisted of illiquid securities issued by private companies. The fair value determination for the LMM portfolio investments primarily consisted of unobservable inputs. As a result, all of the Company’s LMM portfolio investments were categorized as Level 3 as of December 31, 2016 and December 31, 2015.

As of December 31, 2016 and December 31, 2015, the Company’s Middle Market portfolio investments consisted primarily of Middle Market investments in secured and unsecured debt investments and independently rated debt investments. The fair value determination for these investments consisted of a combination of (1) observable inputs in non-active markets for which sufficient observable inputs were available to determine the fair value of these investments, (2) observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and (3) unobservable inputs. As a result, all of the Company’s Middle Market portfolio investments were categorized as Level 3 as of December 31, 2016 and December 31, 2015.

As of December 31, 2016 and December 31, 2015, the Company’s Private Loan portfolio investments primarily consisted of debt investments. The fair value determination for Private Loan investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of the Company’s Private Loan portfolio investments were categorized as Level 3 as of December 31, 2016 and December 31, 2015.

As of December 31, 2016, the Company’s Other Portfolio investments consisted of illiquid securities issued by private companies. The fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of the Company’s Other Portfolio equity investments were categorized as Level 3 as of December 31, 2016 and December 31, 2015.

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

The following table presents fair value measurements of the Company’s investments, by major class, as of December 31, 2016 according to the fair value hierarchy (dollars in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First lien secured debt investments	$—	$—	$791,126	$791,126
Second lien secured debt investments	—	—	114,652	114,652
Unsecured debt investments	—	—	16,074	16,074
Equity investments	—	—	67,395	67,395
Total	$—	$—	$989,247	$989,247

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

The following table presents fair value measurements of the Company’s investments, by investment classification, segregated by the level within the fair value hierarchy as of December 31, 2016 (dollars in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
LMM portfolio investments	$—	$—	$116,060	$116,060
Private Loan investments	—	—	211,357	211,357
Middle Market investments	—	—	643,464	643,464
Other Portfolio investments	—	—	18,366	18,366
Total	$—	$—	$989,247	$989,247

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

The significant unobservable inputs used in the fair value measurement of the Company’s LMM equity securities and Private Loan equity securities, which are generally valued through an average of the discounted cash flow technique and the market comparable/enterprise value technique (unless one of these approaches is not applicable), are (i) EBITDA multiples and (ii) the weighted average cost of capital (“WACC”). Increases (decreases) in EBITDA multiple inputs in isolation would result in a significantly higher (lower) fair value measurement. Conversely, increases (decreases) in WACC inputs in isolation would result in a significantly lower (higher) fair value measurement. The significant unobservable inputs used in the fair value measurement of the Company’s LMM, Middle Market and Private Loan debt investments are (i) risk adjusted discount rates used in the Yield-to-Maturity valuation technique (described in Note 2 — Basis of Presentation and Summary of Significant Accounting Policies — Valuation of Portfolio Investments) and (ii) the percentage of expected principal recovery. Increases (decreases) in any of these discount rates in isolation would result in a significantly lower (higher) fair value measurement. Increases (decreases) in any of these expected principal recovery percentages in isolation would result in a significantly higher (lower) fair value measurement. However, due to the nature of certain investments, fair value measurements may be based on other criteria, such as third-party appraisals of collateral and fair values as determined by independent third parties, which are not presented in the table below.

The following table, which is not intended to be all inclusive, presents the significant unobservable inputs of the Company’s Level 3 investments as of December 31, 2016 (dollars in thousands):

	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range	Weighted Average (2)
LMM equity investments	$37,616	Discounted Cash Flows	WACC	10.7% - 16.6%	12.7%
		Market Approach/Enterprise Value	EBITDA Multiples (1)	3.3x - 11.5x	6.9x
LMM debt portfolio investments	78,444	Discounted Cash Flows	Expected Principal Recovery	100.0% - 100.0%	100.0%
			Risk Adjusted Discount Factor	8.5% - 21.0%	11.3%
Private Loan debt investments	165,968	Discounted Cash Flows	Expected Principal Recovery	3.0% - 100.0%	99.9%
			Risk Adjusted Discount Factor	4.8% - 14.2%	8.3%
	39,066	Market Approach	Third Party Quotes	96.5% - 100.4%	99.7%
Private Loan equity investments	6,323	Market Approach/Enterprise Value	EBITDA Multiples (1)	5.0x - 9.5x	8.3x
		Discounted Cash Flows	WACC	10.6% - 13.2%	11.8%
Middle Market debt investments	638,374	Market Approach	Third Party Quotes	22.5% - 108.0%	95.7%
Middle Market equity investments	5,090	Market Approach	Third Party Quotes	75.0% - 337.5%	281.8%
Other Portfolio investments	18,366	Market Approach	NAV (1)	92.5% - 101.0%	99.0%
	$989,247
(1) May include pro forma adjustments and/or other add-backs based on specific circumstances related to each investment.
(2) Weighted average excludes investments for which the significant unobservable input was not utilized in the fair value determination.

The following table, which is not intended to be all inclusive, presents the significant unobservable inputs of the Company’s Level 3 investments as of December 31, 2015 (dollars in thousands):

	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range	Weighted Average (2)
LMM equity investments	$24,165	Discounted Cash Flows	WACC	11.9% - 16.3%	13.9%
		Market Approach/Enterprise Value	EBITDA Multiples (1)	5.0x - 18.8x	10.8x
LMM debt portfolio investments	61,295	Discounted Cash Flows	Expected Principal Recovery	100.0%	100.0%
			Risk Adjusted Discount Factor	10.3% - 14.5%	12.7%
Private Loan debt investments	60,173	Market Approach	Third Party Quotes	96.5% - 99.0%	97.7%
	50,385	Discounted Cash Flows	Expected Principal Recovery	16.6% - 100.0%	98.1%
			Risk Adjusted Discount Factor	9.1% - 15.4%	10.5%
Private Loan equity investments	530	Market Approach/Enterprise Value	EBITDA Multiples (1)	4.5x - 10.8x	9.1x
			WACC	12.5%	12.5%
Middle Market investments	645,913	Market Approach	Third Party Quotes	12.1% - 100.1%	91.5%
Other Portfolio investments	10,527	Market Approach	NAV (1)	98.9%	98.9%
	$852,988
(1) May include pro forma adjustments and/or other add-backs based on specific circumstances related to each investment.
(2) Weighted average excludes investments for which the significant unobservable input was not utilized in the fair value determination.

The following table provides a summary of changes in fair value of the Company’s Level 3 portfolio investments for the year ended December 31, 2016 (dollars in thousands):

Type of Investment	January 1, 2016 Fair Value	PIK Interest Accrual	New Investments (1)	Sales/ Repayments	Net Unrealized Appreciation (Depreciation) (2)	Net Realized Gain (Loss)	December 31, 2016 Fair Value
LMM Equity	$24,165	$(72)	$9,264	$—	$4,259	$—	$37,616
LMM Debt	61,295	200	24,343	(7,715)	321	—	78,444
Private Loan Equity	530	—	4,602	—	1,191	—	6,323
Private Loan Debt	110,558	248	164,902	(72,533)	2,156	(297)	205,034
Middle Market Debt	645,913	93	260,416	(275,787)	30,333	(22,594)	638,374
Middle Market Equity	—	—	4,653	—	437	—	5,090
Other Portfolio	10,527	—	7,985	—	(146)	—	18,366
Total	$852,988	$469	$476,165	$(356,035)	$38,551	$(22,891)	$989,247
(1) Column includes changes to investments due to the net accretion of discounts/premiums and amortization of fees.
(2) Column does not include unrealized appreciation (depreciation) on unfunded commitments.

The following table provides a summary of changes in fair value of the Company’s Level 3 portfolio investments for the year ended December 31, 2015 (dollars in thousands):

Type of Investment	January 1, 2015 Fair Value	PIK Interest Accrual	New Investments (1)	Sales/ Repayments	Net Unrealized Appreciation (Depreciation)	Net Realized Gain (Loss)	December 31, 2015 Fair Value
LMM Equity	$9,808	$78	$12,111	$(15)	$2,183	$—	$24,165
LMM Debt	23,808	30	39,526	(2,144)	124	(49)	61,295
Private Loan Debt	47,655	1,115	109,400	(40,927)	(1,221)	(5,464)	110,558
Middle Market Debt	391,016	—	425,996	(132,234)	(38,870)	5	645,913
Other Portfolio	1,575	—	9,082	—	(130)	—	10,527
Total	$473,862	$1,223	$596,687	$(175,320)	$(37,956)	$(5,508)	$852,988
(1) Column includes changes to investments due to the net accretion of discounts/premiums and amortization of fees.

Portfolio Investment Composition

The composition of the Company’s investments as of December 31, 2016, at cost and fair value, was as follows (dollars in thousands):

	December 31, 2016
	Investments at Cost	Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First lien secured debt investments	$809,280	80.7%	$791,126	80.0%
Second lien secured debt investments	117,339	11.7%	114,652	11.6%
Unsecured debt investments	16,126	1.6%	16,074	1.6%
Equity investments	56,974	5.7%	63,569	6.4%
Equity warrants	2,676	0.3%	3,826	0.4%
Total	$1,002,395	100.0%	$989,247	100.0%

The composition of the Company’s investments as of December 31, 2015, at cost and fair value, was as follows (dollars in thousands):

	December 31, 2015
	Investments at Cost	Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First lien secured debt investments	$719,941	79.6%	$676,437	79.3%
Second lien secured debt investments	148,906	16.5%	140,459	16.5%
Unsecured debt investments	2,630	0.3%	870	0.1%
Equity investments	32,025	3.5%	34,020	4.0%
Equity warrants	1,187	0.1%	1,202	0.1%
Total	$904,689	100.0%	$852,988	100.0%

The composition of the Company’s investments by geographic region of the United States as of December 31, 2016, at cost and fair value, was as follows (dollars in thousands) (since the Other Portfolio investments do not represent a single geographic region, this information excludes Other Portfolio investments):

	December 31, 2016
	Investments at Cost	Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Northeast	$144,465	14.6%	$141,637	14.6%
Southeast	185,803	18.9%	193,616	19.9%
West	177,572	18.1%	167,544	17.3%
Southwest	188,455	19.2%	181,894	18.7%
Midwest	217,603	22.1%	218,540	22.5%
Non-United States	69,854	7.1%	$67,650	7.0%
Total	$983,752	100.0%	$970,881	100.0%

The composition of the Company’s investments by geographic region of the United States as of December 31, 2015, at cost and fair value, was as follows (dollars in thousands) (since the Other Portfolio investments do not represent a single geographic region, this information excludes the Other Portfolio investments):

	December 31, 2015
	Investments at Cost	Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Northeast	$178,900	20.0%	$171,284	20.3%
Southeast	188,237	21.1%	188,401	22.4%
West	140,576	15.7%	127,353	15.1%
Southwest	159,579	17.8%	135,473	16.1%
Midwest	168,769	18.9%	165,113	19.6%
Non-United States	57,971	6.5%	54,837	6.5%
Total	$894,032	100.0%	$842,461	100.0%

The composition of the Company’s total investments by industry as of December 31, 2016 and December 31, 2015, at cost and fair value was as follows (since the Other Portfolio investments do not represent a single industry, this information excludes Other Portfolio investments):

	Cost		Fair Value
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Commercial Services and Supplies	9.1%	5.4%	9.2%	5.5%
Hotels, Restaurants, and Leisure	8.0%	10.7%	8.1%	11.2%
Media	7.7%	7.8%	7.6%	7.9%
Internet Software and Services	5.1%	4.2%	5.2%	4.4%
Communications Equipment	4.7%	0.6%	4.9%	0.6%
IT Services	4.6%	5.4%	4.7%	5.5%
Construction and Engineering	4.6%	3.0%	4.8%	3.1%
Specialty Retail	3.9%	4.1%	3.3%	3.7%
Electronic Equipment, Instruments & Components	3.7%	2.8%	3.7%	2.8%
Energy Equipment and Services	3.7%	3.4%	2.8%	2.8%
Auto Components	3.1%	3.9%	3.2%	3.9%
Diversified Telecommunication Services	3.1%	3.1%	3.0%	3.3%
Diversified Consumer Services	2.8%	4.7%	2.7%	4.5%
Food Products	2.7%	3.1%	2.5%	2.2%
Software	2.6%	2.4%	2.7%	2.6%
Health Care Equipment and Supplies	2.2%	2.1%	2.3%	3.2%
Health Care Providers and Services	2.2%	4.7%	2.4%	3.1%
Diversified Financial Services	1.9%	1.7%	1.9%	4.7%
Aerospace and Defense	1.9%	1.5%	1.8%	—%
Distributors	1.6%	1.2%	1.7%	2.3%
Machinery	1.5%	1.6%	1.9%	1.8%
Food & Staples Retailing	1.4%	0.6%	1.5%	1.7%
Internet and Catalog Retail	1.4%	1.6%	1.2%	1.6%
Healthcare Technology	1.3%	—%	1.3%	0.6%
Pharmaceuticals	1.2%	2.1%	1.2%	—%
Capital Markets	1.2%	0.8%	1.2%	1.6%
Tobacco	1.1%	1.3%	1.1%	0.6%
Professional Services	1.0%	1.0%	1.0%	1.3%
Construction Materials	1.0%	—%	1.1%	—%
Trading Companies and Distributors	1.0%	—%	1.0%	—%
Computers and Peripherals	1.0%	—%	1.1%	1.0%
Oil, Gas, and Consumable Fuels	0.9%	4.9%	0.9%	2.2%
Electrical Equipment	0.9%	—%	1.0%	0.9%
Marine	0.9%	0.9%	0.9%	1.0%
Leisure Equipment and Products	0.8%	2.1%	0.8%	1.3%
Personal Products	0.8%	0.8%	0.8%	—%
Insurance	0.6%	0.7%	0.6%	0.9%
Building Products	0.6%	0.8%	0.6%	0.9%
Textiles, Apparel & Luxury Goods	0.5%	1.1%	0.4%	0.9%
Consumer Finance	0.3%	0.4%	0.4%	0.4%
Air Freight & Logistics	0.3%	0.3%	0.4%	0.5%
Publishing	0.3%	—%	0.3%	—%
Containers and Packaging	0.3%	0.2%	0.3%	—%
Chemicals	0.2%	0.3%	0.2%	0.3%
Airlines	0.2%	0.2%	0.2%	0.2%
Oil and Gas Exploration and Production	0.1%	—%	0.1%	0.2%
Automobiles	—%	0.6%	—%	0.7%
Metals and Mining	—%	0.8%	—%	0.9%
Utilities	—%	1.1%	—%	1.2%
Total	100.0%	100.0%	100.0%	100.0%

Note 4 — Unconsolidated Significant Subsidiaries

In accordance with Rules 3-09 and 4-08(g) of Regulation S-X, the Company must determine which of its unconsolidated controlled portfolio companies, if any, are considered "significant subsidiaries." After performing this analysis, the Company determined that GRT Rubber Technologies, LLC (“GRT”) is a significant subsidiary for the year ended December 31, 2015, under at least one of the significance conditions of Rule 4-08(g) of Regulation S-X.  The Company made its investment in GRT on December 19, 2014 and therefore amounts presented are for the period beginning on the date of investment through December 31, 2014. The Company had no “significant subsidiaries” under Rule 3-09 for the years ended December 31, 2016, 2015 and 2014, and under Rule 4-08(g) of Regulation S-X for the years ended December 31, 2016 and 2014.

The following tables show the summarized financial information for GRT (dollars in thousands):

	As of December 31,
	2016	2015
Balance Sheet Data
Current assets	$8,326	$9,729
Noncurrent assets	32,107	36,129
Current liabilities	2,941	3,517
Non Current liabilities	18,563	22,812

	For the twelve months ended December 31,		For the period ended December 31, 2014 (1)
	2016	2015
Summary of Operations
Total revenue	$26,140	$29,838	$477
Gross profit (loss)	6,330	6,943	(11)
Income (loss) from operations	2,154	2,900	(125)
Net income (loss)	(270)	86	(557)
(1) The Company made its investment in GRT on December 19, 2014 and therefore amounts presented are for the period beginning on the date of investment through December 31, 2014.

Note 5 — Borrowings

On March 11, 2014, the Company entered into a $70.0 million senior secured revolving credit facility (as amended from time to time, the “Capital One Credit Facility”) with Capital One, National Association (“Capital One”), as administrative agent, and other banks as participants (together with Capital One, the “Lenders”). The Capital One Credit Facility has subsequently been amended on multiple occasions, and as of December 31, 2016, the Capital One Credit Facility had revolver commitments of $125.0 million, with an accordion provision allowing borrowing capacity to increase up to $150.0 million. As of December 31, 2016, borrowings under the Capital One Credit Facility bore interest, subject to the Company’s election, on a per annum basis equal to (i) the adjusted London Interbank Offered Rate (“LIBOR”) rate plus 2.75% or (ii) the base rate plus 1.75%. The base rate is defined as the higher of (a) the prime rate or (b) the Federal Funds Rate (as defined in the credit agreement) plus 0.5%. The adjusted LIBOR rate is defined in the credit agreement for the Capital One Credit Facility as the one-month LIBOR rate plus such amount as adjusted for statutory reserve requirements for Eurocurrency liabilities. As of December 31, 2016, the one-month LIBOR rate was 0.8%. The Company pays an annual unused commitment fee of 0.25% on the unused revolver commitments if more than 50% of the revolver commitments are being used and an annual unused commitment fee of 0.375% on the unused revolver commitments if less than 50% of the revolver commitments are being used. As of December 31, 2016, the Capital One Credit Facility had a three-year term, maturing March 11, 2017, with two, one-year extension options, subject to approval of the Lenders. On March 6, 2017, the Capital One Credit Facility was amended and restated to, among other things, extend the maturity date to March 6, 2020, reduce revolver commitments to $95.0 million, and assign Capital One’s role as administrative agent to EverBank Commercial Finance, Inc. (“EverBank”).

The Capital One Credit Facility, as amended on May 29, 2015, permits the creation of certain “Structured Subsidiaries,” which are not guarantors under the Capital One Credit Facility and which are permitted to incur debt outside of the Capital One Credit Facility. Borrowings under the Capital One Credit Facility are secured by all of the Company’s assets, other than the assets of Structured Subsidiaries, as well as all of the assets, and a pledge of equity ownership interests, of any future subsidiaries of the

Company (other than Structured Subsidiaries). As of December 31, 2016, the credit agreement for the Capital One Credit Facility contains affirmative and negative covenants usual and customary for credit facilities of this nature, including: (i) maintaining a minimum interest coverage ratio of at least 2.0 to 1.0; (ii) maintaining an asset coverage ratio of at least 2.25 to 1.0; and (iii) maintaining a minimum consolidated tangible net worth, excluding Structured Subsidiaries, of at least $50.0 million. Further, the Capital One Credit Facility contains limitations on incurrence of other indebtedness (other than by the Structured Subsidiaries), limitations on industry concentration, and an anti-hoarding provision to protect the collateral under the Capital One Credit Facility. Additionally, the Company must provide information to Capital One on a regular basis, preserve its corporate existence, comply with applicable laws, including the 1940 Act, pay obligations when they become due, and invest the proceeds of the sales of common stock in accordance with its investment objectives and strategies (as set forth in the Capital One Credit Facility). Further, the credit agreement contains usual and customary default provisions including: (i) a default in the payment of interest and principal; (ii) insolvency or bankruptcy of the Company; (iii) a material adverse change in the Company’s business; or (iv) breach of any covenant, representation or warranty in the loan agreement or other credit documents and failure to cure such breach within defined periods. Additionally, the Capital One Credit Facility requires the Company to obtain written approval from the administrative agent prior to entering into any material amendment, waiver or other modification of any provision of the Investment Advisory Agreement. As of December 31, 2016, the Company was not aware of any instances of noncompliance with covenants related to the Capital One Credit Facility.

On June 2, 2014, HMS Funding I LLC (“HMS Funding”), entered into a credit agreement (the “Deutsche Bank Credit Facility”) among HMS Funding, as borrower, the Company, as equityholder and as servicer, Deutsche Bank AG, New York Branch (“Deutsche Bank”), as administrative agent, the financial institutions party thereto as lenders (together with Deutsche Bank, the “HMS Funding Lenders”), and U.S. Bank National Association, as collateral agent and collateral custodian. The Deutsche Bank Credit Facility provided for an initial borrowing capacity of $50.0 million, subject to certain limitations, including limitations with respect to HMS Funding’s investments, as more fully described in the Deutsche Bank Credit Facility. The Deutsche Bank Credit Facility was amended and restated on May 18, 2015 and subsequently has been amended on multiple occasions, most recently on February 9, 2016, increasing the revolver commitments to $385.0 million. The Company contributes certain assets to HMS Funding from time to time, as permitted under the Capital One Credit Facility, as collateral to secure the Deutsche Bank Credit Facility.

Under the Deutsche Bank Credit Facility, interest is calculated as the sum of the index plus the applicable margin of 2.50%. If the Deutsche Bank Credit Facility is funded via an asset backed commercial paper conduit, the index will be the related commercial paper rate; otherwise, the index will be equal to one-month LIBOR. As of December 31, 2016, the one-month LIBOR rate was 0.8%. The Deutsche Bank Credit Facility provides for a revolving period until December 16, 2017, unless otherwise extended with the consent of the HMS Funding Lenders. The amortization period begins the day after the last day of the revolving period and ends on June 16, 2020, the maturity date. During the amortization period, the applicable margin will increase by 0.25%. During the revolving period, HMS Funding will pay a utilization fee equal to 2.50% of the undrawn amount of the required utilization, which is 75% of the loan commitment amount. HMS Funding will incur an undrawn fee equal to 0.40% per annum of the difference between the aggregate commitments and the outstanding advances under the facility, provided that the undrawn fee relating to any utilization shortfall will not be payable to the extent that the utilization fee relating to such utilization shortfall is incurred. Additionally, per the terms of a fee letter executed on May 18, 2015, HMS Funding pays Deutsche Bank an administrative agent fee of 0.25% of the aggregate revolver commitments.

HMS Funding’s obligations under the Deutsche Bank Credit Facility are secured by a first priority security interest in its assets, including all of the present and future property and assets of HMS Funding. The Deutsche Bank Credit Facility contains affirmative and negative covenants usual and customary for credit facilities of this nature, including maintaining a positive tangible net worth, limitations on industry concentration and complying with all applicable laws. The Deutsche Bank Credit Facility contains usual and customary default provisions including: (i) a default in the payment of interest and principal; (ii) insolvency or bankruptcy of the Company; (iii) the occurrence of a change of control; or (iv) any uncured breach of a covenant, representation or warranty in the Deutsche Bank Credit Facility. As of December 31, 2016, the Company was not aware of any instances of noncompliance with covenants related to the Deutsche Bank Credit Facility.

As of December 31, 2016, the Company had borrowings of $80.0 million outstanding on the Capital One Credit Facility, and had borrowings of $333.0 million outstanding on the Deutsche Bank Credit Facility, both of which the Company estimated approximated fair value.

Note 6 – Financial Highlights

The following is a schedule of financial highlights of the Company for the years ended December 31, 2016, 2015, 2014, 2013 and 2012.

	Year Ended December 31,
Per Share/Unit Data:	2016	2015	2014	2013	2012
NAV at beginning of period	$7.88	$8.40	$8.91	$8.86	$9.02
Results from Operations
Net investment income (1) (2)	0.75	0.75	0.70	0.64	0.99
Net realized appreciation (depreciation) (1) (2)	(0.34)	(0.11)	—	0.01	0.01
Net unrealized appreciation (depreciation) (1) (2)	0.56	(0.78)	(0.89)	0.16	0.08
Net increase (decrease) in net assets resulting from operations	0.97	(0.14)	(0.19)	0.81	1.08
Stockholder distributions (1) (3)
Distributions from net investment income (1) (2)	(0.70)	(0.70)	(0.70)	(0.69)	(0.94)
Distributions from realized appreciation (1) (2)	—	—	—	(0.01)	—
Net decrease in net assets resulting from stockholder distributions	(0.70)	(0.70)	(0.70)	(0.70)	(0.94)
Capital share transactions
Issuance of membership units	—	—	—	—	—
Issuance of common stock above (below) NAV, net of offering costs (1) (4)	—	0.21	0.09	(0.06)	—
Impact of stock dividend	—	—	—	—	(0.20)
Impact of merger transaction	—	—	—	—	(0.10)
Net increase (decrease) in net assets resulting from capital share transactions	—	0.21	0.09	(0.06)	(0.30)
Other (5)	—	0.11	0.29	—	—
NAV at end of the period	$8.15	$7.88	$8.40	$8.91	$8.86
Shares/units outstanding at end of period	73,382,971	62,382,044	30,967,120	5,396,967	1,289,472
Weighted average shares/units outstanding	68,029,977	48,838,114	16,022,853	2,648,689	1,151,554

(1)	Based on weighted average number of shares of common stock outstanding for the period.

(2)	Change in net realized income and net unrealized appreciation (depreciation) from investments can change significantly from period to period.

(3)	The stockholder distributions represent the stockholder distributions declared for the period.

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

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(dollars in thousands)
NAV at end of period	$597,833	$491,652	$260,063	$48,077	$11,423
Average net assets	$535,175	$400,045	$142,603	$24,864	$10,488
Average Credit Facilities borrowings	$396,000	$304,973	$89,846	$9,660	$7,231

Ratios to average net assets:
Ratio of total expenses to average net assets (1) (2)	6.89%	7.19%	5.62%	4.21%	6.97%
Ratio of net investment income to average net assets (2)	9.81%	9.12%	7.85%	6.86%	10.81%
Portfolio turnover ratio	39.01%	24.23%	38.39%	49.37%	72.81%
Total return (3)	12.31%	2.14%	2.13%	8.47%	10.85%

(1)
For the years ended December 31, 2016 and December 31, 2015, the Adviser did not waive base management fees but waived subordinated incentive fees of approximately $1.7 million and $2.6 million, respectively, and administrative services expenses of approximately $2.3 million and $2.0 million, respectively. The ratio is calculated by reducing the expenses to reflect the waiver of expenses and reimbursement of administrative services and to reflect the reduction of expenses for expense support provided by the Adviser in both periods presented. Excluding interest expense, the ratio of total expenses to average net assets for the years ended December 31, 2016, 2015, 2014, 2013 and 2012 was 4.25%, 4.44%, 3.29%, 2.55% and 4.03%, respectively. See Note 10 — Related Party Transactions and Arrangements for further discussion of fee waivers and expense support provided by the Advisers.

(2)	Ratio is calculated excluding amortization of offering costs from total expenses.

(3)	Total return is calculated on the change in NAV per share and stockholder distributions declared per share over the reporting period.

Note 7 – Stockholder Distributions

The following table reflects the cash distributions per share that the Company declared on its common stock during the years ended December 31, 2016, 2015 and 2014 (dollars in thousands except per share amounts).

	Distributions
For the Period Ended	Per Share	Amount
2016
Three months ended December 31, 2016	$0.18	$12,767
Three months ended September 30, 2016	$0.17	$12,307
Three months ended June 30, 2016	$0.18	$11,650
Three months ended March 31, 2016	$0.17	$11,037
2015
Three months ended December 31, 2015	$0.18	$10,564
Three months ended September 30, 2015	$0.17	$9,373
Three months ended June 30, 2015	$0.18	$7,998
Three months ended March 31, 2015	$0.17	$6,260
2014
Three months ended December 31, 2014	$0.18	$4,658
Three months ended September 30, 2014	$0.17	$3,234
Three months ended June 30, 2014	$0.18	$2,049
Three months ended March 31, 2014	$0.17	$1,276

On December 21, 2016, with the authorization of the Company’s board of directors, the Company declared distributions to its stockholders for the period of January 2017 through March 2017. These distributions have been, or will be, calculated based on stockholders of record each day from January 1, 2017 through March 31, 2017 in an amount equal to $0.00191781 per share, per day. Distributions are paid on the first business day following the completion of each month to which they relate.

The Company has adopted an “opt in” distribution reinvestment plan for its stockholders. As a result, if the Company makes a distribution, its stockholders will receive distributions in cash unless they specifically “opt in” to the distribution reinvestment plan so as to have their cash distributions reinvested in additional shares of the Company’s common stock.

The following table reflects the sources of the cash distributions that the Company declared and, in some instances, paid on its common stock during the years ended December 31, 2016, 2015 and 2014.

	Year Ended December 31, 2016		Year Ended December 31, 2015		Year Ended December 31, 2014
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage	Distribution Amount	Percentage
Net realized income from operations (before waiver of base management and incentive fees and expense support payment from Adviser)	$26,689	55.9%	$28,375	83.0%	$8,615	77.0%
Waiver of base management and incentive fees	1,689	3.5%	2,601	7.6%	2,274	20.0%
Expense support payment from Adviser	—	—%	—	—%	328	3.0%
Prior period net investment income in excess of prior period distributions declared	—	—%	—	—%	—	—%
Distributions in excess of net investment income (1)	19,383	40.6%	3,219	9.4%	—	—%
Total	$47,761	100.0%	$34,195	100.0%	$11,217	100.0%

(1)	Includes adjustments made to GAAP basis net investment income to arrive at taxable income available for distributions. See Note 8 for the sources of the Company’s cash distributions on a tax basis.

The Company may fund its cash distributions from all sources of funds legally available, including stock offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies, and fee and expense waivers from its Advisers. The Company has not established limits on the amount of funds that the Company may use from legally available sources to make distributions. The Company expects that for the foreseeable future, a portion of the distributions may be paid from sources other than net realized income from operations, which may include stock offering proceeds, borrowings, and fee and expense waivers from its Advisers. See Note 10 — Related Party Transactions and Arrangements — Advisory Agreements and Conditional Fee Waiver.

The Company’s distributions may exceed its earnings and, as a result, a portion of the distributions it makes may represent a return of capital for U.S. federal income tax purposes. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.

Note 8 – Taxable Income

The Company has elected to be treated for U.S. federal income tax purposes as a RIC. As a RIC, the Company generally will not incur corporate-level U.S. federal income taxes on net ordinary income or capital gains that the Company timely distributes each taxable year as dividends to its stockholders. To qualify as a RIC in any taxable year, the Company must, among other things, satisfy certain source-of-income and asset diversification requirements. In addition, the Company must satisfy the Annual Distribution Requirement. As a part of maintaining its RIC status, undistributed taxable income (subject to a 4% excise tax) pertaining to a given taxable year may be distributed up to 12 months subsequent to the end of that taxable year, provided such distributions are declared prior to the earlier of eight-and-one-half months after the close of that taxable year or the filing of the federal income tax return for such prior taxable year. In order to avoid the imposition of the 4% excise tax, the Company needs to satisfy the Excise Tax Avoidance Requirement. For the taxable year ended December 31, 2014, no portion of the undistributed taxable income was subject to this 4% nondeductible U.S. federal excise tax. For the taxable year ended December 31, 2015, the Company distributed $3.8 million, or $0.0615 per share, of its taxable income in 2016, prior to the filing of its federal income tax return for the 2015 taxable year. As a result, the Company incurred a $119,000 excise tax for the 2015 taxable year. In 2016, the Company distributed $7.3 million, or $0.099478 per share, of our taxable income in 2017, prior to the filing of our federal income tax return for our 2016 taxable year. As a result, we were subject to a 4% nondeductible federal excise tax liability of approximately $246,000.

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes, which provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits, if any, in income tax expense. There were no material uncertain income tax positions through December 31, 2016. The 2013 through 2015 tax years remain subject to examination by U.S. federal and most state tax authorities.

The Company has formed wholly owned subsidiaries, HMS Equity Holding and HMS Equity Holding II, which have elected to be taxable entities. HMS Equity Holding and HMS Equity Holding II primarily hold equity investments in portfolio companies which are treated as “pass through” entities for tax purposes. HMS Equity Holding and HMS Equity Holding II are consolidated for financial reporting purposes, and the portfolio investments held by each entity are included in the consolidated financial statements as portfolio investments recorded at fair value. HMS Equity Holding and HMS Equity Holding II are not consolidated with the Company for income tax purposes and may generate income tax expense, or benefit, and the related tax assets and liabilities, as a result of its ownership of certain portfolio investments. This income tax expense, or benefit, if any, and the related tax assets and liabilities, are reflected in the Company’s consolidated financial statements.

Listed below is a reconciliation of “Net increase (decrease) in net assets resulting from operations” to taxable income and to total distributions declared to common stockholders for the years ended December 31, 2016, 2015 and 2014 (dollars in thousands).

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Net increase (decrease) in net assets resulting from operations	$66,584	$(6,980)	$(2,997)
Net change in unrealized (appreciation) depreciation	(38,206)	37,956	14,214
Income tax (benefit) provision	336	127	(3)
Pre-tax book (income) loss not consolidated for tax purposes	21,353	5,862	50
Book income and tax income differences, including debt origination, structuring fees, dividends, realized gains and changes in estimates	1,093	1,024	(10)
Estimated taxable income (1)	51,160	37,989	11,254
Taxable income earned in prior year and carried forward for distribution in current year	3,839	45	8
Taxable income earned prior to period end and carried forward for distribution next period	(11,592)	(7,556)	(1,805)
Dividend accrued as of period end and paid-in the following period	4,354	3,717	1,760
Taxable income earned to be carried forward	$(7,238)	$(3,839)	$(45)
Total distributions accrued or paid to common stockholders	$47,761	$34,195	$11,217

(1)
The Company’s taxable income for each period is an estimate and will not be finally determined until the Company files its tax return for each year. Therefore, the final taxable income, and the taxable income earned in each period and carried forward for distribution in the following period, may be different than this estimate.

The income tax expense, or benefit, and the related tax assets and liabilities generated by HMS Equity Holding and HMS Equity Holding II, if any, are reflected in the Company’s Consolidated Statement of Operations. For the years ended December 31, 2016, 2015 and 2014, the Company recognized a net income tax (benefit) provision of $336,000, $127,000 and $(3,000), respectively, which was comprised of (i) deferred taxes of $(5.1) million, $(4.4) million and $0, respectively, offset by a valuation allowance of $5.1 million, $4.4 million and $0, respectively, and (ii) other taxes of $336,000, $127,000 and $(3,000), respectively. For the years ended December 31, 2016, 2015 and 2014, the other taxes included $256,000, $108,000 and $1,000, respectively, related to an accrual for excise tax on the Company’s estimated spillover taxable income and $80,000, $19,000 and $(4,000), respectively, related to accruals for state and other taxes.

As of December 31, 2016, the cost of investments for federal income tax purposes was $1.0 billion, with such investments having a gross unrealized appreciation of $20.3 million and gross unrealized depreciation of $33.5 million.

The net deferred tax asset at both December 31, 2016 and December 31, 2015 was $0, of which $7.9 million and $4.8 million, respectively, related to current year net loss on portfolio investments and unrealized appreciation/depreciation held by HMS Equity Holding and HMS Equity Holding II, and $1.8 million and $187,000, respectively, related to net operating loss carryforwards from historical realized losses on portfolio investments held by HMS Equity Holding and HMS Equity Holding II, and $878,000 and $0, respectively, related to net capital loss carryforward from historical realized losses on portfolio investments held by HMS Equity Holding offset by $(1.1) million and $(599,000), respectively, related to basis differences of portfolio investments held by HMS Equity Holding and HMS Equity Holding II which are “pass through” entities for tax purposes, and $(9.5) million and $(4.4) million, respectively, related to a valuation allowance. Based on HMS Equity Holding’s and HMS Equity Holding II’s short operating history, management believes it is more likely than not that there will be inadequate profits in HMS Equity Holding and

HMS Equity Holding II against which the deferred tax assets can be offset. Accordingly, the Company recorded a Valuation Allowance against such deferred tax asset.

The following table sets forth the significant components of net deferred tax assets and liabilities as of December 31, 2016, 2015 and 2014 (amounts in thousands):

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Deferred tax assets:
Net operating loss carryforwards	$2,258	$2,869	$—
Capital loss carryforwards	8,366
Net basis differences in portfolio investments	—	—	—
Net unrealized depreciation of portfolio investments	20	2,143	—
Total deferred tax assets	10,644	5,012	—
Deferred tax liabilities:
Net basis differences in portfolio investments	(1,119)	(599)	—
Net unrealized appreciation of portfolio investments	—	—	—
Other	—	—	—
Total deferred tax liabilities	(1,119)	(599)	—
Valuation allowance	(9,525)	(4,413)	—
Total net deferred tax assets (liabilities)	$—	$—	$—

For federal income tax purposes, the net operating loss carryforwards expire in various taxable years from 2034 through 2035 and the net capital loss carryforwards expire in taxable years 2020 and 2021. The timing and manner in which HMS Equity Holding will utilize any net loss carryforwards in such taxable years, or in total, may be limited in the future under the provisions of the Code.

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

For the years ended December 31, 2016, 2015 and 2014, respectively, the tax characteristics of distributions paid to shareholders were as follows. No portion of the distributions paid during the years ended December 31, 2016, 2015 and 2014 represented a return of capital.

	Year Ended December 31,
Tax Characteristics of Distributions	2016		2015		2014

Ordinary Income	$44,848	93.90%	$34,085	99.68%	$11,162	99.51%
Capital Gain Distributions	2,913	6.10%	110	0.32%	55	0.49%
Total Distributions	$47,761	100.00%	$34,195	100.00%	$11,217	100.00%

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

Note 9 – Supplemental Cash Flow Disclosures

Listed below are the supplemental cash flow disclosures for the years ended December 31, 2016, 2015 and 2014 (dollars in thousands):

Supplemental Disclosure of Cash Flow Information	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Interest Paid	$13,560	$9,877	$2,795
Taxes Paid	$287	$81	$1

Supplemental Disclosure of Non-Cash Flow Information
Stockholder distributions declared and unpaid	$4,354	$3,717	$1,760
Stockholder distributions reinvested	$24,769	$16,939	$4,630
Change in unpaid deferred offering costs	$1,129	$1,281	$1,302
Unpaid deferred financing costs	$4	$70	$10
Unpaid sales commissions and dealer manager fees	$86	$—	$—

Note 10 — Related Party Transactions and Arrangements

Advisory Agreements and Conditional Fee Waiver

As described in Note 1 — Principal Business and Organization, the business of the Company is managed by the Adviser (an affiliate of Hines), pursuant to the Investment Advisory Agreement. This agreement states that the Adviser will oversee the management of the Company’s activities and is responsible for making investment decisions with respect to, and providing day-to-day management and administration of, the Company’s investment portfolio. Additionally, the Company and the Adviser have engaged the Sub-Adviser pursuant to the Sub-Advisory Agreement to identify, evaluate, negotiate and structure the Company’s prospective investments, make investment and portfolio management recommendations for approval by the Adviser, monitor the Company’s investment portfolio and provide certain ongoing administrative services to the Adviser in exchange for which the Adviser will pay the Sub-Adviser fifty percent (50%) of the base management fee and incentive fees described below as compensation for its services.

Pursuant to the Investment Advisory Agreement, the Company pays the Adviser a base management fee and incentive fees as compensation for the services described above. The base management fee is calculated at an annual rate of 2% of the Company’s average gross assets. The term “gross assets” means total assets of the Company as disclosed on the Company’s balance sheet. “Average gross assets” are calculated based on the Company’s gross assets at the end of the two most recently completed calendar quarters. The base management fee is payable quarterly in arrears. The base management fee is expensed as incurred.

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

The Company and the Adviser have entered into two expense support and conditional reimbursement agreements (as amended from time to time, the “2013 and 2014 Expense Reimbursement Agreements”), pursuant to which the Adviser could pay the Company up to 100% of its operating expenses through December 31, 2014 (the “Expense Support Payment”) in order to achieve a reasonable level of expenses relative to its investment income (the “Operating Expense Objective”). The Company’s board of directors, in it sole discretion, may approve the repayment of unreimbursed Expense Support Payments upon a determination by the board of directors that the Company has achieved the Operating Expense Objective in any quarter following receipt by the Company of an Expense Support Payment. The Company may reimburse any unreimbursed Expense Support Payments for up to three years from the date each respective Expense Support Payment was determined. Any Expense Support Payments that remain unreimbursed three years after such payment will be permanently waived.

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

The Company and the Advisers entered into three conditional income incentive fee waiver agreements (the “2016 Conditional Income Incentive Fee Waiver Agreements”) on May 9, 2016, October 7, 2016 and December 13, 2016, respectively, pursuant to which, for a period from January 1, 2016 to December 31, 2016, the Advisers could waive the “subordinated incentive fee on income,” as such term is defined in the Investment Advisory Agreement, upon the occurrence of any event that, in the Advisers’ sole discretion, causes such waiver to be deemed necessary. The 2016 Conditional Income Incentive Fee Waiver Agreements may require the Company to repay the Advisers for previously waived reimbursement of Expense Support Payments or waived base management fees or incentive fees under certain circumstances.

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

For the years ended December 31, 2016, 2015, and 2014, the Company incurred base management fees of approximately $19.2 million, $15.5 million and $5.6 million, respectively. The Advisers did not waive base management fees in the years ended December 31, 2016 and 2015 and waived $1.8 million of base management fees in the year ended December 31, 2014. Accordingly, net of fee waivers, the Company paid base management fees of $19.2 million for the year ended December 31, 2016, $15.5 million for the year ended December 31, 2015 and $3.8 million for the year ended December 31, 2014. For the years ended December 31, 2016, 2015 and 2014, the Company incurred no capital gains incentive fees, and incurred subordinated incentive fees on income of $1.7 million, $2.6 million and $451,000, respectively. For the years ended December 31, 2016, 2015 and 2014, the Advisers waived subordinated incentive fees on income of $1.7 million, $2.6 million and $451,000, respectively.

During the years ended December 31, 2016, 2015 and 2014, the Company did not record an accrual for any previously waived fees. Any reimbursement of previously waived fees to the Advisers will not be accrued until the reimbursement of the waived fees become probable and estimable, which will be upon approval of the Company’s board of directors. To date, none of the previously waived fees has been approved by the board of directors for reimbursement.

The table below presents the fees waived by the Advisers and the timing of potential reimbursement of waived fees (dollars in thousands). Previously waived fees will only be reimbursed with the approval of the Company’s board of directors and if the “Operating Expense Ratio” (as described in footnote 3 to the table below) is equal to or less than the Company’s operating expense ratio at the time the corresponding fees were waived and if the annualized rate of the Company’s regular cash distributions to stockholders is equal to or greater than the annualized rate of the Company’s regular cash distributions at the time the corresponding fees were waived.

	Management Fee (1)		Subordinated Incentive Fee (1)		Capital Gain Incentive Fee (1)		Expense Support (1)
Quarter Ended	Waivers	Repaid to Adviser (2)	Waivers	Repaid to Adviser (2)	Waivers	Repaid to Adviser (2)	Payments	Repaid to Adviser (2)	Operating Expense Ratio (3)	Annualized Distribution Rate (4)	Eligible to be Repaid Through
6/30/2012	$31	$—	$18	$—	$—	$—	$—	$—	1.35%	7.00%	Expired
9/30/2012	$97	$—	$52	$—	$3	$—	$—	$—	1.97%	7.00%	Expired
12/31/2012	$104	$—	$53	$—	$—	$—	$—	$—	2.96%	7.00%	Expired
3/31/2013	$84	$—	$—	$—	$—	$—	$—	$—	1.86%	7.00%	Expired
6/30/2013	$118	$—	$—	$—	$—	$—	$—	$—	1.36%	7.00%	Expired
9/30/2013	$268	$—	$—	$—	$—	$—	$—	$—	1.22%	7.00%	Expired
12/31/2013	$309	$—	$—	$—	$5	$—	$153	$—	0.49%	7.00%	Expired
3/31/2014	$306	$—	$—	$—	$—	$—	$—	$—	1.28%	7.00%	3/31/2017
6/30/2014	$548	$—	$—	$—	$—	$—	$—	$—	1.28%	7.00%	6/30/2017
9/30/2014	$821	$—	$—	$—	$—	$—	$328	$—	1.23%	7.00%	9/30/2017
12/31/2014	$148	$—	$451	$—	$—	$—	$—	$—	1.70%	7.00%	12/31/2017
3/31/2015	$—	$—	$358	$—	$—	$—	$—	$—	1.78%	7.18%	3/31/2018
6/30/2015	$—	$—	$930	$—	$—	$—	$—	$—	1.69%	7.07%	6/30/2018
9/30/2015	$—	$—	$155	$—	$—	$—	$—	$—	2.11%	7.07%	9/30/2018
12/31/2015	$—	$—	$1,159	$—	$—	$—	$—	$—	2.27%	7.78%	12/31/2018
3/31/2016	$—	$—	$493	$—	$—	$—	$—	$—	1.83%	8.14%	3/31/2019
6/30/2016	$—	$—	$—	$—	$—	$—	$—	$—	1.76%	7.95%	6/30/2019
9/30/2016	$—	$—	$—	$—	$—	$—	$—	$—	1.73%	7.87%	9/30/2019
12/31/2016	$—	$—	$1,196	$—	$—	$—	$—	$—	1.63%	7.69%	12/31/2019

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

(4)
“Annualized Distribution Rate” equals $0.00191781 per share, per day. “Annualized Distribution Rate” does not include the special stock dividend paid to stockholders on September 14, 2012 and was based on the Company’s offering price per share as of the final day of the quarter.

Administration

Pursuant to the Investment Advisory Agreement and Sub-Advisory Agreement, the Company is required to pay or reimburse the Advisers for administrative services expenses, which include all costs and expenses related to the Company’s day-to-day administration and management not related to advisory services. The Advisers do not earn any profit under their provision of administrative services to the Company. For the years ended December 31, 2016, 2015 and 2014, the Company incurred, and the Advisers waived the reimbursement of, administrative services expenses of approximately $2.3 million, $2.0 million and $1.5 million, respectively. On May 9, 2016 and October 7, 2016, the Company and the Advisers agreed to amendments to the 2014 Expense Reimbursement Agreement, which collectively extended the period for waiver of reimbursement of administrative services expenses accrued pursuant to the Investment Advisory Agreement and the Sub-Advisory Agreement from January 1, 2016 through December 31, 2016. The waiver of the reimbursement of administrative services expenses is not subject to future reimbursement.

The table below presents the administrative services expenses waived by the Advisers (dollars in thousands).

	Administrative Services
Quarter Ended	Waivers	Repaid to Adviser	Operating Expense Ratio (1)	Annualized Distribution Rate (2)	Eligible to be Repaid Through (3)
6/30/2012	$25	$—	1.35%	7.00%	Not Eligible to be Repaid
9/30/2012	$129	$—	1.97%	7.00%	Not Eligible to be Repaid
12/31/2012	$284	$—	2.96%	7.00%	Not Eligible to be Repaid
3/31/2013	$233	$—	1.86%	7.00%	Not Eligible to be Repaid
6/30/2013	$222	$—	1.36%	7.00%	Not Eligible to be Repaid
9/30/2013	$234	$—	1.22%	7.00%	Not Eligible to be Repaid
12/31/2013	$329	$—	0.49%	7.00%	Not Eligible to be Repaid
3/31/2014	$329	$—	1.28%	7.00%	Not Eligible to be Repaid
6/30/2014	$385	$—	1.28%	7.00%	Not Eligible to be Repaid
9/30/2014	$371	$—	1.23%	7.00%	Not Eligible to be Repaid
12/31/2014	$412	$—	1.70%	7.00%	Not Eligible to be Repaid
3/31/2015	$437	$—	1.78%	7.18%	Not Eligible to be Repaid
6/30/2015	$480	$—	1.69%	7.07%	Not Eligible to be Repaid
9/30/2015	$517	$—	2.11%	7.07%	Not Eligible to be Repaid
12/31/2015	$603	$—	2.27%	7.78%	Not Eligible to be Repaid
3/31/2016	$533	$—	1.83%	8.14%	Not Eligible to be Repaid
6/30/2016	$574	$—	1.76%	7.95%	Not Eligible to be Repaid
9/30/2016	$529	$—	1.73%	7.87%	Not Eligible to be Repaid
12/31/2016	$679	$—	1.63%	7.69%	Not Eligible to be Repaid

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

(2)
“Annualized Distribution Rate” equals $0.00191781 per share, per day. “Annualized Distribution Rate” does not include the special stock dividend paid to stockholders on September 14, 2012 and was based on the Company’s offering price per share as of the last day of the quarter.

(3)
The Advisers have agreed to permanently waive reimbursement by the Company of administrative expenses through December 31, 2016. The administrative expenses are waived on a quarterly basis and are not eligible for future reimbursement from the Company to the Advisers.

As of December 31, 2016 and 2015, the Advisers have incurred approximately $12.0 million and $10.1 million, respectively, of offering costs on the Company’s behalf. As of December 31, 2016 and 2015, approximately $10.6 million and $9.0 million, respectively, of offering costs have been reimbursed to the Advisers. The Company expects to reimburse the Advisers for the balance of such costs incurred on its behalf on a monthly basis up to a maximum aggregate amount of 1.5% of the gross stock offering proceeds.

The table below outlines fees incurred and expense reimbursements payable to Hines, Main Street and their affiliates for the years ended December 31, 2016, 2015 and 2014 and amounts unpaid as of December 31, 2016 and 2015 (dollars in thousands).

	Incurred			Unpaid as of
Type and Recipient	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014	December 31, 2016	December 31, 2015
Incentive Fees on Income (1) - the Adviser, Sub-Adviser	$—	$—	$—	$—	$—
Capital Gains Incentive Fee (1) - the Adviser, Sub-Adviser	—	—	—	—	—
Offering Costs - the Adviser, Sub-Adviser	1,581	3,309	2,495	(23)	1,107
Expense Support from Adviser	—	—	(328)	—	—
Other (2) - the Adviser	458	463	402	121	95
Selling Commissions - Dealer Manager	4,772	17,489	15,538	92	—
Dealer Manager Fee - Dealer Manager	2,348	8,210	7,437	(6)	—
Due to Affiliates				$184	$1,202

Base Management Fees (1) - the Adviser, Sub-Adviser	$19,151	$15,541	$3,755	$5,054	$4,521

(1)	Net of amounts waived by the Advisers.

(2)	Includes amounts the Adviser paid on behalf of the Company such as general and administrative services expenses.

Note 11 – Share Repurchase Plan

The Company conducts quarterly tender offers pursuant to its share repurchase program. Under the terms of the plan, the Company will offer to purchase shares at the estimated NAV per share, as determined within 48 hours prior to the repurchase date. The Company currently limits the number of shares to be repurchased (i) during any calendar year to the proceeds it receives from the issuance of shares of its common stock under its distribution reinvestment plan during the trailing four quarters and (ii) in any calendar quarter to 2.5% of the weighted average number of shares of common stock outstanding during the trailing four quarters. At the discretion of the Company’s board of directors, the Company may also use cash on hand, cash available from borrowings and cash from the sale of investments as of the end of the applicable period to repurchase shares. The Company’s board of directors may amend, suspend or terminate the share repurchase program upon 30 days’ notice. The Company’s first repurchase date was October 1, 2013. Since inception of our share repurchase program, the Company funded the repurchase of $14.0 million in shares. For the years ended December 31, 2016 and 2015, the Company funded approximately $10.9 million and $3.0 million, respectively, for shares tendered for repurchase under the plan approved by the board of directors. Since inception of the share repurchase program, the Company has funded all redemption requests validly tendered and not withdrawn.

Repurchases of our common stock pursuant to our tender offer are as follows:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered that were Repurchased	Repurchase Price per Share	Aggregate Consideration for Repurchased Shares
September 30, 2013	—	—	100%	$—	$—
December 31, 2013	12/31/2013	395	100%	8.89	3,512
March 31, 2014	3/31/2014	1,667	100%	8.85	14,753
June 30, 2014	6/30/2014	9,763	100%	8.87	86,598
September 30, 2014	9/30/2014	6,093	100%	8.82	53,740
December 31, 2014	12/17/2014	340	100%	8.51	2,893
March 31, 2015	3/25/2015	33,842	100%	8.54	289,011
June 30, 2015	6/24/2015	52,799	100%	8.71	459,879
September 30, 2015	9/23/2015	82,165	100%	8.48	696,759
December 31, 2015	12/23/2015	191,534	100%	7.88	1,509,288
March 31, 2016	3/30/2016 and 3/31/2016	200,508	100%	7.62	1,527,873
June 30, 2016	6/23/2016	639,880	100%	7.81	4,997,465
September 30, 2016	9/22/2016	239,605	100%	7.92	1,897,674
December 31, 2016	12/22/2016	306,426	100%	8.08	2,475,925
		1,765,017			$14,015,370

Note 12 – Commitments and Contingencies

At December 31, 2016, the Company had a total of approximately $42.7 million in outstanding commitments comprised of (i) 22 commitments to fund revolving loans that had not been fully drawn or term loans that had not been funded and (ii) three capital commitments that had not been fully called. The Company recognized unrealized depreciation of $266,000 on the outstanding unfunded loan commitments and unrealized appreciation of $14,000 on the outstanding unfunded capital commitments during the year ended December 31, 2016. At December 31, 2015, the Company had a total of approximately $34.1 million in outstanding commitments comprised of (i) 14 commitments to fund revolving loans that had not been fully drawn or term loans that had not been funded and (ii) three capital commitment that had not been fully called. The Company recognized unrealized depreciation of $79,000 on the outstanding unfunded loan commitments and unrealized depreciation of $14,000 on the outstanding unfunded capital commitments during the year ended December 31, 2015.

	Commitments and Contingencies
	(dollars in thousands)
	December 31, 2016	December 31, 2015

Unfunded Loan Commitments
AccuMed Corp.	$—	$875
Apex Linen Services, Inc.	397	1,003
Arcus Hunting, LLC	2,136	1,196
BarFly Ventures, LLC	881	1,531
Buca C, LLC	1,548	1,780
CapFusion Holding, LLC	394	—
CDHA Management, LLC	3,259	—
Datacom, LLC	1,302	1,500
Gamber-Johnson	300	—
Guerdon Modular Holdings, Inc.	400	400
Hawk Ridge Systems, LLC	400	—
Hojeij Branded Foods, Inc.	2,000	2,143
HW Temps LLC	50	200
Jackmont Hospitality, Inc.	1,200	1,333
LaMi Products, LLC	1,729	1,521
Minute Key, Inc.	197	500
Mystic Logistics, Inc.	194	200
Pardus Oil & Gas, LLC	357	—
Permian Holdco 2	290	—
PPC/Shift, LLC	500	—
Strike, LLC	2,475	—
Unirush, LLC	980	—
Volusion, LLC	2,955	3,000
Unfunded Capital Commitments
Brightwood Capital Fund III, LP	1,000	1,250
Brightwood Capital Fund IV, LP	10,000	—
EIG Traverse Co-Investment, LP	—	5,245
Freeport First Lien Loan Fund III, LP	7,737	10,423
Total	$42,681	$34,100

Note 13 – Subsequent Events

From January 1, 2017 through March 3, 2017, the Company has raised approximately $19.5 million in the Offering including proceeds from the distribution reinvestment plan of approximately $6.6 million. During this period, the Company funded approximately $34.2 million in investments and received proceeds from repayments and dispositions of approximately $94.4 million.

On January 12, 2017 and January 18, 2017, the Company increased its public offering price per share to $9.15 and $9.30, respectively, which was effective as of the Company’s weekly close on January 12, 2017 and January 19, 2017, respectively.

On February 3, 2017, the Company filed a tender offer statement on Schedule TO with the SEC, to commence an offer by the Company to purchase, as approved by the Company’s board of directors, 1,700,749.42 shares of the Company’s issued and outstanding common stock, par value $0.001 per share. The offer is for cash at a purchase price equal to the NAV per share to be determined within 48 hours of the repurchase date.

On February 22, 2017, the Company’s board of directors, after determining that it would be in the best interests of the Company and its stockholders to do so, decided to continue the Offering until September 30, 2017 and authorized the closing of the Offering to new investors (the “Closing”) to occur on or about such date. The Company’s board of directors previously authorized the Closing to occur on or about March 31, 2017, subject to the board of directors’ final approval. The board of directors retained its right to provide final approval on the specific terms of the Closing, including its right to accelerate the Closing or to further continue the Company’s Offering if the board of directors determines that it is in the best interests of the Company and its stockholders to do so.

On March 6, 2017, the Company, together with HMS Equity Holding, HMS Equity Holding II, EverBank and certain financial institutions as lenders, amended and restated the Capital One Credit Facility to, among other things, (i) extend the maturity date to March 6, 2020, (ii) reduce revolver commitments to $95.0 million and (iii) assign Capital One’s role as administrative agent to EverBank. This description of the amended and restated credit facility does not purport to be complete and is qualified in its entirety by reference to the amended and restated credit facility, filed as Exhibit 10.40 to this Annual Report on Form 10-K and incorporated herein by reference.

Note 14 – Quarterly Financial Data (UNAUDITED)

The following table presents selected unaudited quarterly financial data for each quarter during the years ended December 31, 2016, 2015 and 2014 (dollars in thousands except per share amounts):

	Quarter Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Total interest, fee and dividend income	$21,259	$21,201	$22,234	$24,705
Net investment income	$12,240	$12,048	$12,518	$14,463
Net realized loss from investments	$(646)	$(9,369)	$(1,949)	$(10,927)
Net unrealized appreciation (depreciation)	$(14,263)	$15,416	$11,776	$25,277
Net increase (decrease) in net assets resulting from operations	$(2,669)	$18,095	$22,345	$28,813
Net investment income per share – basic and diluted	$0.19	$0.18	$0.18	$0.20
Net increase (decrease) in net assets resulting from operations per share – basic and diluted	$(0.04)	$0.27	$0.32	$0.42

	Quarter Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Total interest, fee and dividend income	$11,793	$15,381	$17,325	$20,890
Net investment income	$6,327	$8,791	$9,543	$11,823
Net realized gain (loss) from investments	$20	$127	$(17)	$(5,638)
Net unrealized appreciation (depreciation)	$3,840	$3,967	$(19,324)	$(26,439)
Net increase (decrease) in net assets resulting from operations	$10,187	$12,885	$(9,798)	$(20,254)
Net investment income per share – basic and diluted	$0.17	$0.19	$0.18	$0.20
Net increase (decrease) in net assets resulting from operations per share – basic and diluted	$0.28	$0.28	$(0.18)	$(0.34)

	Quarter Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Total interest, fee and dividend income	$1,661	$3,210	$5,647	$8,695
Net investment income	$824	$1,845	$3,673	$4,855
Net realized gain (loss) from investments	$69	$82	$65	$(196)
Net unrealized appreciation (depreciation)	$228	$44	$(1,900)	$(12,586)
Net increase (decrease) in net assets resulting from operations	$1,121	$1,971	$1,838	$(7,927)
Net investment income per share – basic and diluted	$0.11	$0.16	$0.20	$0.18
Net increase (decrease) in net assets resulting from operations per share – basic and diluted	$0.15	$0.17	$0.10	$(0.30)

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
HMS Income Fund, Inc.

We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements of HMS Income Fund, Inc. (a Maryland corporation) and subsidiaries (the ‘‘Company’’) referred to in our report dated March 7, 2017, which is included in the annual report on Form 10-K. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(b), which is the responsibility of the Company’s management. In our opinion, this financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Houston, Texas
March 7, 2017

Schedule 12-14
HMS Income Fund, Inc.
Consolidated Schedule of Investments in and Advances to Affiliates
Year Ended December 31, 2016
(dollars in thousands)

Company	Investments (1)	Amount of Interest or Dividends Credited to Income (2)	December 31, 2015 Value	Gross Additions (3)	Gross Deletions (4)	December 31, 2016 Value

Control Investments
GRT Rubber Technologies, LLC	LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.00%, Secured Debt	$742	$7,806	$147	$(1,415)	$6,538
	Member Units (2,896 shares)	106	7,674	2,330	—	10,004
	Total Control	$848	$15,480	$2,477	$(1,415)	$16,542

Affiliate Investments
AFG Capital Group, LLC	11.00% Secured Debt	$362	$3,197	$114	$(3,311)	$—
	Member Units (46 shares)	—	505	182	—	687
	Warrants (10 equivalent shares)	—	123	44	—	167
Clad-Rex Steel, LLC	LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 10.50%, Secured Debt	13	—	3,449	—	3,449
	LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 10.50%, Secured Debt	—	—	99	—	99
	Member Units (179 shares)	—	—	1,820	—	1,820
	10.00% Secured Debt (Clad-Rex Steel RE Investor, LLC)	1	—	298	—	298
	Member Units (Clad-Rex Steel RE Investor, LLC) (200 shares)	—	—	53	—	53
EIG Traverse Co-Investment, LP	LP Interests (EIG Traverse Co-Investment LP) (Fully diluted 22.2%)	944	4,755	5,273	(123)	9,905
Freeport First Lien Loan Fund III, LP	LP Interests (Freeport First Lien Loan Fund III, LP) (Fully diluted 5.6%)	402	2,077	2,686	—	4,763
Gamber-Johnson Holdings, LLC	LIBOR Plus 11.00% (Floor 1.00%) Current Coupon 12.00% Secured Debt	328	—	5,964	—	5,964
	Member Units (2,155 units)	—	—	4,730	—	4,730
Guerdon Modular Holdings, Inc.	9.00% Current / 4.00% PIK Secured Debt	390	—	2,651	(9)	2,642
	Common Stock (53,008 shares)	—	—	303	(283)	20
	Class B Preferred Stock (101,250 shares)	—	—	285	—	285
Gulf Publishing Holdings, LLC	12.50% Secured Debt	219	—	2,455	—	2,455
	Member Units (781 shares)	—	—	781	—	781
Hawk Ridge Systems, LLC	10.00% Secured Debt	22	—	2,451	—	2,451
	Preferred Member Units (56 shares)	—	—	713	—	713
	Preferred Member Units (HRS Services, ULC) (56 shares)	—	—	38	—	38
HW Temps LLC	LIBOR Plus 13.00% (Floor 1.00%), Current Coupon 14.00%, Secured Debt	283	2,430	211	(50)	2,591
	Member Units (800 shares)	108	986	252	(253)	985

Company	Investments (1)	Amount of Interest or Dividends Credited to Income (2)	December 31, 2015 Value	Gross Additions (3)	Gross Deletions (4)	December 31, 2016 Value

M.H. Corbin LLC	10.00% Secured Debt	351	3,467	4	(172)	3,299
	Member Units (1,000 shares)	—	1,500	—	—	1,500
Mystic Logistics, Inc.	12.00% Secured Debt	301	2,361	4	(71)	2,294
	Common Stock (1,468 shares)	—	1,492	157	(204)	1,445
SoftTouch Medical Holdings, LLC	LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.00%, Secured Debt	143	1,402	24	(166)	1,260
	Member Units (785 shares)	65	1,008	610	—	1,618
	Total Affiliate	$3,932	$25,303	$35,651	$(4,642)	$56,312

This schedule should be read in conjunction with the Company’s Consolidated Financial Statements, including the Consolidated Schedule of Investments and Notes to the Consolidated Financial Statements.

(1)	The principal amount, the ownership detail for equity investments and if the investment is income producing is shown in the Consolidated Schedule of Investments.

(2)
Represents the total amount of interest, fees or dividends credited to income for the portion of the year an investment was included in Control or Affiliate categories, respectively. For investments transferred between Control and Affiliate categories during the year, any income related to the time period it was in the category other than the one shown at year end is included in “Income from investments transferred from Control during the year” or “Income from investments transferred from Affiliate during the year”.

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

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2016, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover our failures to disclose material information otherwise required to be set forth in our periodic reports.

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

Our management’s assessment of the effectiveness of our internal control system as of December 31, 2016 was based on the criteria for effective internal control over financial reporting described in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in the 2013 Internal Control - Integrated Framework issued by COSO, our management concluded that our system of internal control over financial reporting was effective as of December 31, 2016.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to Section 989G of the Dodd-Frank Act, which exempts non-accelerated filers from the auditor attestation requirement of Section 404(b) of the Sarbanes-Oxley Act.

March 7, 2017

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2016, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to our definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 11.  Executive Compensation

The information required by this Item is incorporated by reference to our definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to our definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to our definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 14.  Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to our definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

PART IV

Item 15. Exhibits, Financial Statement Schedules

a.	Consolidated Financial Statements
The following financial statements are set forth in Item 8:

b.     Consolidated Financial Statement Schedules
Report of Independent Registered Public Accounting Firm
Consolidated Schedule of Investments in and Advances to Affiliates for the Year Ended December 31, 2016

c.	Exhibits

The following exhibits are filed as part of this Form 10-K or hereby incorporated by reference to exhibits previously filed with the SEC:

2.1
Agreement and Plan of Merger (filed as Exhibit (k)(3) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2, filed on May 31, 2012 (File No. 333-178548) and incorporated herein by reference).

3.1
Articles of Amendment and Restatement of the Registrant (filed as Exhibit 3.1 to the Registrant’s current report on Form 8-K, filed on December 21, 2016 (File No. 814-00939) and incorporated herein by reference).

3.2
Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.1 to the Registrant’s current report on Form 8-K, filed on September 24, 2015 (File No. 814-00939) and incorporated herein by reference).

4.1
Distribution Reinvestment Plan (filed as Exhibit (e) to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2, filed on November 23, 2015 (File No. 333-204659) and incorporated herein by reference).

4.2
Form of Subscription Agreement (filed as Appendix A to the Supplement on Form 497 to the Registrant’s Registration Statement on Form N-2, filed on October 6, 2016 (File No. 333-204659) and incorporated herein by reference).

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

10.4
Assignment and Assumption of Investment Sub-Advisory Agreement by and among Main Street Capital Partners, LLC, Main Street Capital Corporation and MSC Adviser I, LLC (filed as Exhibit (g)(3) to the Registrant’s Post-Effective Amendment No. 6 to the Registration Statement on Form N-2 filed with the SEC on March 17, 2014 (File No. 333-178548) and incorporated herein by reference).

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

10.9
Amended and Restated Conditional Fee Waiver Agreement, dated as of March 26, 2013, by and among the Registrant, HMS Adviser LP, Main Street Capital Corporation and Main Street Capital Partners, LLC (filed as Exhibit 10.11 to the Registrant’s annual report on Form 10-K, filed on March 27, 2013 (File No. 814-00939) and incorporated herein by reference).

10.10
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

10.11
Second Amendment to Amended and Restated Conditional Fee Waiver Agreement, dated as of June 28, 2013, by and among the Registrant, HMS Adviser LP, Main Street Capital Corporation and Main Street Capital Partners, LLC (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on June 28, 2013 (File No. 814-00939) and incorporated herein by reference).

10.12
Expense Support and Conditional Reimbursement Agreement by and between the Registrant and HMS Adviser LP (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on November 12, 2013 (File No. 814-00939) and incorporated herein by reference).

10.13
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

10.15
Senior Secured Revolving Credit Agreement, dated as of March 11, 2014, by and among the Registrant, Capital One, National Association and the financial institutions party thereto (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed March 14, 2014 (File No. 814-00939) and incorporated herein by reference).

10.16
Amendment dated March 31, 2014 to Expense Support and Conditional Reimbursement Agreement by and between the Registrant and HMS Adviser LP (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on April 2, 2014 (File No. 814-00939) and incorporated herein by reference).

10.17
First Amendment to Senior Secured Revolving Credit Agreement, dated as of May 30, 2014, by and among the Registrant, Capital One, National Association, and the financial institutions party thereto (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on June 5, 2014 (File No. 814-00939) and incorporated herein by reference).

10.18
Loan Financing and Servicing Agreement, dated as of June 2, 2014, by and among HMS Funding I, LLC, the Registrant, the financial institutions party thereto, and Deutsche Bank AG, New York branch (filed as Exhibit 10.2 to the Registrant’s current report on Form 8-K, filed on June 5, 2014 (File No. 814-00939) and incorporated herein by reference).

10.19
Second Amended and Restated Custody Agreement, dated May 29, 2014, by and among the Registrant, HMS Equity Holding, LLC and Amegy Bank National Association (Filed as Exhibit (j)(2) to the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 filed with the SEC on July 17, 2015 (File No. 333-204659) and incorporated herein by reference).

10.20
Securities Account Control Agreement, dated June 2, 2014, by and between HMS Funding I LLC, as pledgor, and U.S. Bank National Association, as collateral agent and securities intermediary (Filed as Exhibit (j)(3) to the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 filed with the SEC on July 17, 2015 (File No. 333-204659) and incorporated herein by reference).

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

10.27
Fourth Amendment to Amended and Restated Conditional Fee Waiver Agreement, dated April 15, 2015, by and among HMS Income Fund, Inc., HMS Adviser LP, and MSC Adviser I, LLC (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on April 21, 2015 (File No. 814-00939) and incorporated herein by reference).

10.28
Amendment to Expense Support and Conditional Reimbursement Agreement, dated April 15, 2015, by and between HMS Income Fund, Inc. and HMS Adviser LP (filed as Exhibit 10.2 to the Registrant’s current report on Form 8-K, filed on April 21, 2015 (File No. 814-00939) and incorporated herein by reference).

10.29
Fourth Amendment to Expense Support and Conditional Reimbursement Agreement, dated April 15, 2015, by and between HMS Income Fund, Inc. and HMS Adviser LP (filed as Exhibit 10.3 to the Registrant’s current report on Form 8-K, filed on April 21, 2015 (File No. 814-00939) and incorporated herein by reference).

10.30
Amendment No. 4 to the Loan Financing and Servicing Agreement by and among HMS Funding I LLC, as Borrower, HMS Income Fund, Inc., as Equityholder and Servicer, the financial institutions party thereto as lenders, Deutsche Bank AG, New York branch as Administrative Agent and as a lender and U.S. Bank National Association, as Collateral Agent and Collateral Custodian (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on May 8, 2015 (File No. 814-00939) and incorporated herein by reference).

10.31
Third Amendment to Senior Secured Revolving Credit Agreement, dated as of May 13, 2015, by and among HMS Income Fund, Inc., as borrower, the financial institutions party thereto as lenders, Capital One, National Association, as Lead Arranger, Sole Book Runner and Administrative Agent, and HMS Equity Holding, LLC as Guarantor (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on May 15, 2015 (File No. 814-00939) and incorporated herein by reference).

10.32
Amended and Restated Loan Financing and Servicing Agreement, dated as of May 18, 2015, by and between HMS Funding I LLC, as Borrower, HMS Income Fund, Inc, as Equityholder and Servicer, the financial institutions party thereto as lenders, Deutsche Bank AG, New York branch, as Administrative Agent and as a lender, and U.S. Bank National Association, as Collateral Agent and Collateral Custodian (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on May 22, 2015 (File No. 814-00939) and incorporated herein by reference).

10.33
Fourth Amendment to Senior Secured Revolving Credit Agreement, dated as of May 29, 2015, by and among HMS Income Fund, Inc., as borrower, the financial institutions party thereto as lenders, Capital One, National Association, as Lead Arranger, Sole Book Runner and Administrative Agent, and HMS Equity Holding, LLC as Guarantor (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on June 2, 2015 (File No. 814-00939) and incorporated herein by reference).

10.34
First Amendment to the Amended and Restated Loan Financing and Servicing Agreement, dated as of June 17, 2015, by and among HMS Funding I, LLC, as Borrower, HMS Income Fund, Inc., as Equityholder and Servicer, the financial institutions party thereto as Lenders, U.S. Bank National Association, as Collateral Agent and Deutsche Bank AG, New York Branch, as Administrative Agent (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on June 23, 2015 (File No. 814-00939) and incorporated herein by reference).

10.35
Second Amendment to the Amended and Restated Loan Financing and Servicing Agreement, dated as of September 23, 2015, by and among HMS Funding I LLC, as Borrower, HMS Income Fund, Inc., as Equityholder and Servicer, the financial institutions party thereto as Lenders, U.S. Bank National Association, as Collateral Agent and Deutsche Bank AG, New York Branch, as Administrative Agent (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on September 24, 2015 (File No. 814-00939) and incorporated herein by reference).

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

10.37
Conditional Income Incentive Fee Waiver Agreement, dated as of May 9, 2016, by and among the Registrant, HMS Adviser LP and MSC Adviser I, LLC (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on May 13, 2016 (File No. 814-00939) and incorporated herein by reference).

10.38
Third Quarter 2016 Conditional Income Incentive Fee Waiver Agreement, dated as of October 7, 2016, by and among the Registrant, HMS Adviser LP and MSC Adviser I, LLC (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on October 11, 2016 (File No. 814-00939) and incorporated herein by reference).

10.39
Fourth Quarter 2016 Conditional Income Incentive Fee Waiver Agreement, dated as of December 13, 2016, by and among the Registrant, HMS Adviser LP and MSC Adviser I, LLC (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on December 14, 2016 (File No. 814-00939) and incorporated herein by reference).

10.40
Amended and Restated Senior Secured Revolving Credit Agreement, dated as of March 6, 2017, by and among the Registrant, HMS Equity Holding, LLC, HMS Equity Holding II, Inc., the financial institutions party thereto and EverBank Commercial Finance, Inc. (filed herewith).

11.1	Computation of per share earnings (included in the notes to the audited financial statements included in this report).
14.1
Code of Ethics of the Registrant (filed as Exhibit (r)(1) to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form N-2 (File No. 333-204659), filed on August 12, 2016 and incorporated herein by reference).

14.2
Code of Ethics of HMS Adviser LP (filed as Exhibit (r)(2) to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form N-2 (File No. 333-204659), filed on August 12, 2016 and incorporated herein by reference).

14.3
Amended and Restated Code of Ethics of Main Street Capital Corporation and MSC Adviser I, LLC (filed as Exhibit (r)(3) to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form N-2 (File No. 333-204659), filed on August 12, 2016 and incorporated herein by reference).

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

HMS INCOME FUND, INC.

Date:	March 7, 2017	By:	/s/ SHERRI W. SCHUGART
Sherri W. Schugart
Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/ Sherri W. Schugart	Chairman, Chief Executive Officer, President and Director	March 7, 2017
Sherri W. Schugart	(Principal Executive Officer)

/s/ Ryan T. Sims	Chief Financial Officer and Secretary	March 7, 2017
Ryan T. Sims	(Principal Financial Officer)

/s/ David M. Covington	Chief Accounting Officer and Treasurer	March 7, 2017
David M. Covington	(Principal Accounting Officer)

/s/ John O. Niemann, Jr.	Director	March 7, 2017
John O. Niemann, Jr.

/s/ Peter Shaper	Director	March 7, 2017
Peter Shaper

/s/ Gregory Geib	Director	March 7, 2017
Gregory Geib

/s/ Nicholas T. Meserve	Director	March 7, 2017
Nicholas T. Meserve

EXHIBIT INDEX

Exhibit No.	Description
2.1
Agreement and Plan of Merger (filed as Exhibit (k)(3) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2, filed on May 31, 2012 (File No. 333-178548) and incorporated herein by reference).

3.1
Articles of Amendment and Restatement of the Registrant (filed as Exhibit 3.1 to the Registrant’s current report on Form 8-K, filed on December 21, 2016 (File No. 814-00939) and incorporated herein by reference).

3.2
Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.1 to the Registrant’s current report on Form 8-K, filed on September 24, 2015 (File No. 814-00939) and incorporated herein by reference).

4.1
Distribution Reinvestment Plan (filed as Exhibit (e) to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2, filed on November 23, 2015 (File No. 333-204659) and incorporated herein by reference).

4.2
Form of Subscription Agreement (filed as Appendix A to the Supplement on Form 497 to the Registrant’s Registration Statement on Form N-2, filed on October 6, 2016 (File No. 333-204659) and incorporated herein by reference).

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

10.4
Assignment and Assumption of Investment Sub-Advisory Agreement by and among Main Street Capital Partners, LLC, Main Street Capital Corporation and MSC Adviser I, LLC (filed as Exhibit (g)(3) to the Registrant’s Post-Effective Amendment No. 6 to the Registration Statement on Form N-2 filed with the SEC on March 17, 2014 (File No. 333-178548) and incorporated herein by reference).

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

10.9
Amended and Restated Conditional Fee Waiver Agreement, dated as of March 26, 2013, by and among the Registrant, HMS Adviser LP, Main Street Capital Corporation and Main Street Capital Partners, LLC (filed as Exhibit 10.11 to the Registrant’s annual report on Form 10-K, filed on March 27, 2013 (File No. 814-00939) and incorporated herein by reference).

10.10
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

10.11
Second Amendment to Amended and Restated Conditional Fee Waiver Agreement, dated as of June 28, 2013, by and among the Registrant, HMS Adviser LP, Main Street Capital Corporation and Main Street Capital Partners, LLC (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on June 28, 2013 (File No. 814-00939) and incorporated herein by reference).

10.12
Expense Support and Conditional Reimbursement Agreement by and between the Registrant and HMS Adviser LP (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on November 12, 2013 (File No. 814-00939) and incorporated herein by reference).

10.13
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

10.15
Senior Secured Revolving Credit Agreement, dated as of March 11, 2014, by and among the Registrant, Capital One, National Association and the financial institutions party thereto (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed March 14, 2014 (File No. 814-00939) and incorporated herein by reference).

10.16
Amendment dated March 31, 2014 to Expense Support and Conditional Reimbursement Agreement by and between the Registrant and HMS Adviser LP (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on April 2, 2014 (File No. 814-00939) and incorporated herein by reference).

10.17
First Amendment to Senior Secured Revolving Credit Agreement, dated as of May 30, 2014, by and among the Registrant, Capital One, National Association, and the financial institutions party thereto (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on June 5, 2014 (File No. 814-00939) and incorporated herein by reference).

10.18
Loan Financing and Servicing Agreement, dated as of June 2, 2014, by and among HMS Funding I, LLC, the Registrant, the financial institutions party thereto, and Deutsche Bank AG, New York branch (filed as Exhibit 10.2 to the Registrant’s current report on Form 8-K, filed on June 5, 2014 (File No. 814-00939) and incorporated herein by reference).

10.19
Second Amended and Restated Custody Agreement, dated May 29, 2014, by and among the Registrant, HMS Equity Holding, LLC and Amegy Bank National Association (Filed as Exhibit (j)(2) to the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 filed with the SEC on July 17, 2015 (File No. 333-204659) and incorporated herein by reference).

10.20
Securities Account Control Agreement, dated June 2, 2014, by and between HMS Funding I LLC, as pledgor, and U.S. Bank National Association, as collateral agent and securities intermediary (Filed as Exhibit (j)(3) to the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 filed with the SEC on July 17, 2015 (File No. 333-204659) and incorporated herein by reference).

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

10.27
Fourth Amendment to Amended and Restated Conditional Fee Waiver Agreement, dated April 15, 2015, by and among HMS Income Fund, Inc., HMS Adviser LP, and MSC Adviser I, LLC (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on April 21, 2015 (File No. 814-00939) and incorporated herein by reference).

10.28
Amendment to Expense Support and Conditional Reimbursement Agreement, dated April 15, 2015, by and between HMS Income Fund, Inc. and HMS Adviser LP (filed as Exhibit 10.2 to the Registrant’s current report on Form 8-K, filed on April 21, 2015 (File No. 814-00939) and incorporated herein by reference).

10.29
Fourth Amendment to Expense Support and Conditional Reimbursement Agreement, dated April 15, 2015, by and between HMS Income Fund, Inc. and HMS Adviser LP (filed as Exhibit 10.3 to the Registrant’s current report on Form 8-K, filed on April 21, 2015 (File No. 814-00939) and incorporated herein by reference).

10.30
Amendment No. 4 to the Loan Financing and Servicing Agreement by and among HMS Funding I LLC, as Borrower, HMS Income Fund, Inc., as Equityholder and Servicer, the financial institutions party thereto as lenders, Deutsche Bank AG, New York branch as Administrative Agent and as a lender and U.S. Bank National Association, as Collateral Agent and Collateral Custodian (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on May 8, 2015 (File No. 814-00939) and incorporated herein by reference).

10.31
Third Amendment to Senior Secured Revolving Credit Agreement, dated as of May 13, 2015, by and among HMS Income Fund, Inc., as borrower, the financial institutions party thereto as lenders, Capital One, National Association, as Lead Arranger, Sole Book Runner and Administrative Agent, and HMS Equity Holding, LLC as Guarantor (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on May 15, 2015 (File No. 814-00939) and incorporated herein by reference).

10.32
Amended and Restated Loan Financing and Servicing Agreement, dated as of May 18, 2015, by and between HMS Funding I LLC, as Borrower, HMS Income Fund, Inc, as Equityholder and Servicer, the financial institutions party thereto as lenders, Deutsche Bank AG, New York branch, as Administrative Agent and as a lender, and U.S. Bank National Association, as Collateral Agent and Collateral Custodian (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on May 22, 2015 (File No. 814-00939) and incorporated herein by reference).

10.33
Fourth Amendment to Senior Secured Revolving Credit Agreement, dated as of May 29, 2015, by and among HMS Income Fund, Inc., as borrower, the financial institutions party thereto as lenders, Capital One, National Association, as Lead Arranger, Sole Book Runner and Administrative Agent, and HMS Equity Holding, LLC as Guarantor (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on June 2, 2015 (File No. 814-00939) and incorporated herein by reference).

10.34
First Amendment to the Amended and Restated Loan Financing and Servicing Agreement, dated as of June 17, 2015, by and among HMS Funding I, LLC, as Borrower, HMS Income Fund, Inc., as Equityholder and Servicer, the financial institutions party thereto as Lenders, U.S. Bank National Association, as Collateral Agent and Deutsche Bank AG, New York Branch, as Administrative Agent (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on June 23, 2015 (File No. 814-00939) and incorporated herein by reference).

10.35
Second Amendment to the Amended and Restated Loan Financing and Servicing Agreement, dated as of September 23, 2015, by and among HMS Funding I LLC, as Borrower, HMS Income Fund, Inc., as Equityholder and Servicer, the financial institutions party thereto as Lenders, U.S. Bank National Association, as Collateral Agent and Deutsche Bank AG, New York Branch, as Administrative Agent (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on September 24, 2015 (File No. 814-00939) and incorporated herein by reference).

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

10.37
Conditional Income Incentive Fee Waiver Agreement, dated as of May 9, 2016, by and among the Registrant, HMS Adviser LP and MSC Adviser I, LLC (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on May 13, 2016 (File No. 814-00939) and incorporated herein by reference).

10.38
Third Quarter 2016 Conditional Income Incentive Fee Waiver Agreement, dated as of October 7, 2016, by and among the Registrant, HMS Adviser LP and MSC Adviser I, LLC (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on October 11, 2016 (File No. 814-00939) and incorporated herein by reference).

10.39
Fourth Quarter 2016 Conditional Income Incentive Fee Waiver Agreement, dated as of December 13, 2016, by and among the Registrant, HMS Adviser LP and MSC Adviser I, LLC (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on December 14, 2016 (File No. 814-00939) and incorporated herein by reference).

10.40
Amended and Restated Senior Secured Revolving Credit Agreement, dated as of March 6, 2017, by and among the Registrant, HMS Equity Holding, LLC, HMS Equity Holding II, Inc., the financial institutions party thereto and EverBank Commercial Finance, Inc. (filed herewith).

11.1	Computation of per share earnings (included in the notes to the audited financial statements included in this report).
14.1
Code of Ethics of the Registrant (filed as Exhibit (r)(1) to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form N-2 (File No. 333-204659), filed on August 12, 2016 and incorporated herein by reference).

14.2
Code of Ethics of HMS Adviser LP (filed as Exhibit (r)(2) to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form N-2 (File No. 333-204659), filed on August 12, 2016 and incorporated herein by reference).

14.3
Amended and Restated Code of Ethics of Main Street Capital Corporation and MSC Adviser I, LLC (filed as Exhibit (r)(3) to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form N-2 (File No. 333-204659), filed on August 12, 2016 and incorporated herein by reference).

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