Form 10-Q
period 2017-03-31
HMS INCOME FUND, INC.
filed 2017-05-15
CIK 1535778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________
 FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 814-00939
________________
HMS Income Fund, Inc.
(Exact Name of Registrant as Specified in its Charter)

Maryland (State or Other Jurisdiction of Incorporation or Organization)	45-3999996 (I.R.S. Employer Identification No.)

2800 Post Oak Boulevard, Suite 5000 Houston, Texas (Address of Principal Executive Offices)	77056-6118 (Zip Code)

(888) 220-6121
(Registrant’s telephone number, including area code)

Not applicable
(Former name, former address and formal fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The issuer had 77,016,232 shares of common stock outstanding as of May 12, 2017.

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

PART I — FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

HMS Income Fund, Inc.
Condensed Consolidated Balance Sheets
(dollars in thousands, except share and per share amounts)

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Portfolio investments at fair value:
Non-Control/Non-Affiliate investments (amortized cost: $895,478 and $935,741 as of March 31, 2017 and December 31, 2016, respectively)	$870,307	$916,393
Affiliate investments (amortized cost: $68,758 and $53,771 as of March 31, 2017 and December 31, 2016, respectively)	72,364	56,312
Control investments (amortized cost: $12,787 and $12,883 as of March 31, 2017 and December 31, 2016, respectively)	16,438	16,542
Total portfolio investments (amortized cost: $977,023 and $1,002,395 as of March 31, 2017 and December 31, 2016, respectively)	959,109	989,247

Cash and cash equivalents	41,434	23,719
Interest receivable	7,493	7,204
Receivable for securities sold	8,242	7,610
Prepaid and other assets	1,916	1,268
Deferred offering costs (net of accumulated amortization of $10,309 and $9,919 as of March 31, 2017 and December 31, 2016, respectively)	677	680
Deferred financing costs (net of accumulated amortization of $1,926 and $2,862 as of March 31, 2017 and December 31, 2016, respectively)	4,050	3,840
Total assets	$1,022,921	$1,033,568

LIABILITIES
Accounts payable and other liabilities	$1,233	$1,164
Payable for unsettled trades	1,057	932
Stockholder distributions payable	4,500	4,354
Base management fees payable	5,149	5,054
Due to affiliates	274	184
Directors’ fees payable	15	12
Payable for securities purchased	7,384	11,035
Notes payable	386,000	413,000
Total liabilities	405,612	435,735

Commitments and Contingencies (Note 12)

NET ASSETS
Common stock, $.001 par value; 150,000,000 shares authorized, 75,668,707 and 73,382,971 issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	76	73
Additional paid-in capital	652,985	633,855
Accumulated distributions in excess of net investment income	(17,741)	(22,602)
Net unrealized depreciation	(18,011)	(13,493)
Total net assets	617,309	597,833

Total liabilities and net assets	$1,022,921	$1,033,568

Net asset value per share	$8.16	$8.15

See notes to the condensed consolidated financial statements.

HMS Income Fund, Inc.
Condensed Consolidated Statements of Operations
(dollars in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended
	March 31, 2017	March 31, 2016
INVESTMENT INCOME:
From non-control/non-affiliate investments:
Interest income	$22,543	$20,124
Fee income	710	221
Dividend income	202	93
From affiliate investments:
Interest income	963	368
Fee income	54	34
Dividend income	426	185
From control investments:
Interest income	168	214
Fee income	21	20
Dividend income	277	—
Total interest, fee and dividend income	25,364	21,259
EXPENSES:
Interest expense	3,995	3,710
Base management and incentive fees	6,645	4,987
Administrative services expenses	661	533
Offering costs	390	12
Professional fees	264	428
Insurance	48	47
Other general and administrative	327	305
Expenses before fee and expense waivers	12,330	10,022
Waiver of incentive fees	(1,495)	(493)
Waiver of administrative services expenses	(661)	(533)
Total expenses, net of fee and expense waivers	10,174	8,996
Net investment income before taxes	15,190	12,263
Income tax expense (benefit), including excise tax	48	23
NET INVESTMENT INCOME	15,142	12,240
NET REALIZED GAIN (LOSS) FROM INVESTMENTS
Non-Control/Non-Affiliate investments	2,640	(646)
Affiliate investments	—	—
Control investments	—	—
Total realized gain (loss) from investments	2,640	(646)
NET REALIZED INCOME	17,782	11,594
NET UNREALIZED APPRECIATION (DEPRECIATION)
Non-Control/Non-Affiliate investments	(5,569)	(16,066)
Affiliate investments	1,060	485
Control investments	(7)	1,318
Total net unrealized appreciation (depreciation)	(4,516)	(14,263)
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$13,266	$(2,669)

PER SHARE INFORMATION - BASIC AND DILUTED
NET INVESTMENT INCOME PER SHARE	$0.20	$0.19
NET REALIZED INCOME PER SHARE	$0.24	$0.18
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE (EARNINGS PER SHARE)	$0.18	$(0.04)
DISTRIBUTIONS DECLARED PER SHARE	$0.17	$0.17
WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	74,853,781	63,230,882

See notes to the condensed consolidated financial statements.

HMS Income Fund, Inc.
Condensed Consolidated Statements of Changes in Net Assets
(dollars in thousands, except number of shares)
(Unaudited)

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Change in Net Assets from Operations:
Net investment income	$15,142	$12,240
Net realized gain (loss) on investments	2,640	(646)
Net unrealized depreciation	(4,516)	(14,263)
Net increase (decrease) in net assets resulting from operations	13,266	(2,669)

Change in Net Assets from Stockholders’ Distributions:
Distributions from net investment income	(10,282)	(11,037)
Distributions from net realized gain on investments	(2,640)	—
Net decrease in net assets resulting from stockholders’ distributions	(12,922)	(11,037)

Change in Net Assets from Capital Share Transactions:
Issuance of common stock, net of issuance costs	17,569	13,461
Reinvestment of stockholder distributions	6,618	5,794
Repurchase of common stock	(5,055)	(1,528)
Net increase in net assets resulting from capital share transactions	19,132	17,727

Total Increase in Net Assets	19,476	4,021
Net Assets at beginning of period	597,833	491,652
Net Assets at end of the period	$617,309	$495,673

NAV per share at end of the period	$8.16	$7.67

Common shares outstanding, beginning of period	73,382,971	62,382,044
Issuance of common shares	2,103,257	1,746,007
Issuance of common shares pursuant to distribution reinvestment plan	796,659	734,373
Repurchase of common shares	(614,180)	(200,508)
Common shares outstanding, end of period	75,668,707	64,661,916

See notes to the condensed consolidated financial statements.

HMS Income Fund, Inc.
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)
(Unaudited)

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$13,266	$(2,669)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Principal repayments received and proceeds from sales of investments in portfolio companies	137,798	47,384
Investments in portfolio companies	(110,916)	(83,139)
Net unrealized depreciation of portfolio investments	4,516	14,263
Net realized (gain) loss on sale of portfolio investments	(2,640)	646
Amortization of deferred financing costs	387	363
Amortization of deferred offering costs	390	12
Accretion of unearned income	(4,091)	(2,267)
Net payment-in-kind interest accrual	(320)	(8)
Changes in other assets and liabilities:
Interest receivable	(289)	(321)
Prepaid and other assets	610	125
Base management fees payable	95	(25)
Due to affiliates	15	(54)
Directors’ fees payable	3	—
Accounts payable and other liabilities	277	315
Payable for unsettled trades	126	514
Net cash provided by (used in) operating activities	39,227	(24,861)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	19,187	14,760
Redemption of common shares	(5,055)	(1,528)
Payment of selling commissions and dealer manager fees	(1,555)	(1,051)
Payment of offering costs	(375)	(301)
Payment of stockholder distributions	(6,158)	(5,156)
Repayments on notes payable	(165,000)	(106,000)
Proceeds from notes payable	138,000	121,000
Payment of deferred financing costs	(556)	(359)
Net cash provided by (used in) financing activities	(21,512)	21,365

Net increase (decrease) in cash and cash equivalents	17,715	(3,496)

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	23,719	24,001

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$41,434	$20,505

See notes to the condensed consolidated financial statements.

HMS Income Fund, Inc. Condensed Consolidated Schedule of Investments
As of March 31, 2017
(dollars in thousands) (Unaudited)
Portfolio Company (1) (3)	Business Description	Type of Investment (2) (3)	Index Rate (22)	Principal (7)	Cost (7)	Fair Value

Control Investments (6)
GRT Rubber Technologies, LLC (8) (10) (13)	Engineered Rubber Product Manufacturer	LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.00%, Secured Debt (Maturity - December 19, 2019)	1 month LIBOR	$6,435	$6,352	$6,435
		Member Units (2,896 shares)	—	—	6,435	10,003
					12,787	16,438
Subtotal Control Investments (6) (2% of total investments at fair value)					$12,787	$16,438
Affiliate Investments (4)
AFG Capital Group, LLC (10) (13)	Provider of Rent-to-Own Financing Solutions and Services	Member Units (46 shares)	—	$—	$300	$712
		Warrants (10 equivalent shares, Expiration - November 7, 2024)	—	—	65	172
					365	884
Charps, LLC (10) (13)		12.00% Secured Debt (Maturity - January 31, 2022)	None	4,600	4,486	4,486
		LIBOR Plus 7.00% (Floor 1.00%), Secured Debt (Maturity - January 31, 2019) (8)	1 month LIBOR	200	195	195
		Member Units (400 units)	—	—	100	100
					4,781	4,781
Clad-Rex Steel, LLC (10) (13)	Specialty Manufacturer of Vinyl-Clad Metal	LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 10.50%, Secured Debt (Maturity - December 20, 2021) (8)	1 month LIBOR	3,520	3,453	3,453
		LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 10.50%, Secured Debt (Maturity - December 20, 2018) (8)	1 month LIBOR	100	99	99
		Member Units (179 units)	—	—	1,820	1,820
		10.00% Secured Debt (Clad-Rex Steel RE Investor, LLC) (Maturity - December 20, 2036)	None	301	297	297
		Member Units (Clad-Rex Steel RE Investor, LLC) (200 units)	—	—	53	53
					5,722	5,722
EIG Traverse Co-Investment, LP (9) (15)	Investment Partnership	LP Interests (EIG Traverse Co-Investment, LP) (Fully diluted 22.20%) (16)	—	—	9,805	9,973
Freeport First Lien Loan Fund III, LP (9) (15)	Investment Partnership	LP Interests (Freeport First Lien Loan Fund III, LP) (Fully diluted 5.60%) (16)	—	—	7,559	7,507
Gamber-Johnson Holdings, LLC (8) (10) (13)	Manufacturer of Ruggedized Computer Mounting Systems	LIBOR Plus 11.00% (Floor 1.00%), Current Coupon 12.00%, Secured Debt (Maturity - June 24, 2021)	1 month LIBOR	6,020	5,903	6,020
		Member Units (2,155 units)	—	—	3,711	5,520
					9,614	11,540
Guerdon Modular Holdings, Inc. (10) (13)	Multi-Family and Commercial Modular Construction Company	9.00% Current / 4.00% PIK Secured Debt (Maturity - August 13, 2019)	None	2,677	2,635	2,654
		Common Stock (53,008 shares)	—	—	746	20
		Class B Preferred Stock (101,250 shares)	—	—	285	285
					3,666	2,959
Gulf Publishing Investor, LLC (10) (13)	Energy Focused Media and Publishing	12.50% Secured Debt (Maturity - April 29, 2021)	None	2,500	2,457	2,457
		Member Units (781 shares)	—	—	781	865
					3,238	3,322
Hawk Ridge Systems, LLC (9) (10) (13)	Value-Added Reseller of Engineering Design and Manufacturing Solutions	10.00% Secured Debt (Maturity - December 2, 2021)	None	2,500	2,453	2,453
		Preferred Member Units (56 units)	—	—	713	713
		Preferred Member Units (HRS Services, ULC) (56 units)	—	—	38	38
					3,204	3,204
HW Temps LLC (8) (10) (13)	Temporary Staffing Solutions	LIBOR Plus 13.00% (Floor 1.00%), Current Coupon 14.00%, Secured Debt (Maturity - July 2, 2020)	1 month LIBOR	2,494	2,444	2,444
		Preferred Member Units (800 shares) (16)	—	—	986	985
					3,430	3,429
M.H. Corbin, Inc. (10) (13)	Manufacturer and Distributor of Traffic Safety Products	10.00% Secured Debt (Maturity - August 31, 2020)	None	$3,281	$3,256	$3,256
		Preferred Member Units (1,000 shares)	—	—	1,500	1,500
					4,756	4,756
Mystic Logistics, Inc. (10) (13)	Logistics and Distribution Services Provider for Large Volume Mailers	12.00% Secured Debt (Maturity - August 15, 2019)	None	2,291	2,247	2,291
		Common Stock (1,468 shares) (16)	—	—	680	1,542
					2,927	3,833
NuStep, LLC (10) (13)	Designer, Manufacturer and Distributor of Fitness Equipment	12.00% Secured Debt (Maturity - January 31, 2022)	None	5,150	5,025	5,026
		Member units (102 units)	—	—	2,550	2,550
					7,575	7,576
SoftTouch Medical Holdings LLC (8) (10) (13)	Home Provider of Pediatric Durable Medical Equipment	LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.00%, Secured Debt (Maturity - October 31, 2019)	1 month LIBOR	1,260	1,246	1,260
		Member Units (785 units) (16)	—	—	870	1,618
					2,116	2,878

Subtotal Affiliate Investments (4) (7% of total investments at fair value)					$68,758	$72,364

Non-Control/Non-Affiliate Investments (5)
Adams Publishing Group, LLC (8) (11)	Local Newspaper Operator	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.15%, Secured Debt (Maturity - November 3, 2020)	3 month LIBOR	$7,223	$7,105	$7,223
ADS Tactical, Inc. (8) (11)	Value-Added Logistics and Supply Chain Solutions Provider	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity - December 31, 2022)	3 month LIBOR	11,471	11,198	11,198
Ahead, LLC (8) (11)	IT Infrastructure Value Added Reseller	LIBOR Plus 6.50%, Current Coupon 7.65%, Secured Debt (Maturity - November 2, 2020)	3 month LIBOR	9,375	9,157	9,281
Allflex Holdings III Inc. (8)	Manufacturer of Livestock Identification Products	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity - July 19, 2021) (14)	2 month LIBOR	14,922	15,012	14,953
American Scaffold Holdings, Inc. (8) (11)	Marine Scaffolding Service Provider	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.65%, Secured Debt (Maturity - March 31, 2022)	3 month LIBOR	7,313	7,215	7,276
American Teleconferencing Services, Ltd. (8)	Provider of Audio Conferencing and Video Collaboration Solutions	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.65%, Secured Debt (Maturity - December 8, 2021)	1 week LIBOR	9,925	8,947	9,925
		LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 10.53%, Secured Debt (Maturity - June 6, 2022) (14)	3 month LIBOR	5,571	5,304	5,488
					14,251	15,413
AmeriTech College Operations, LLC (10) (13)	For-Profit Nursing and Healthcare College	13.00% Secured Debt (Maturity - January 31, 2020)	None	375	375	375
		10.00% Secured Debt (Maturity - November 30, 2019)	None	61	61	61
		13.00% Secured Debt (Maturity - November 30, 2019)	None	64	64	64
		Preferred Member Units (364 units, 5.00% cumulative) (16)	—	—	752	342
					1,252	842
AP Gaming I, LLC (8) (11)	Developer, Manufacturer and Operator of Gaming Machines	LIBOR Plus 8.25% (Floor 1.00%), Current Coupon 9.25%, Secured Debt (Maturity - December 21, 2020)	1 month LIBOR	11,261	11,170	11,368
Apex Linen Service, Inc. (10) (13)	Industrial Launderers	13.00% Secured Debt (Maturity - October 30, 2022)	None	3,604	3,546	3,546
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - October 30, 2022)	1 month LIBOR	600	600	600
					4,146	4,146
Arcus Hunting, LLC (8) (11)	Manufacturer of Bowhunting and Archery Products and Accessories	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity - November 13, 2019)	1 month LIBOR	6,956	6,842	6,956
Artel, LLC (8)	Provider of Secure Satellite Network and IT Solutions	LIBOR Plus 7.00% (Floor 1.25%), 7.25% Current/1.00% PIK, Current Coupon 8.25%, Secured Debt (Maturity - November 27, 2017)	3 month LIBOR	$7,333	$7,108	$7,333
ATI Investment Sub, Inc. (8)	Manufacturer of Solar Tracking Systems	LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.25%, Secured Debt (Maturity - June 22, 2021)	1 month LIBOR	9,250	9,083	9,227
ATX Networks Corp. (8) (9)	Provider of Radio Frequency Management Equipment	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.15%, Secured Debt (Maturity - June 11, 2021)	3 month LIBOR	14,738	14,515	14,589
BarFly Ventures, LLC (11)	Casual Restaurant Group	12.00% Secured Debt (Maturity - August 31, 2020)	None	2,599	2,555	2,545
		Warrants (.410 equivalent units, Expiration - August 31, 2025)	—	—	158	94
		Options (.731 equivalent units)	—	—	133	164
					2,846	2,803
BBB Tank Services, LLC (10) (13)	Maintenance, Repair and Construction Services to the Above-Ground Storage Tank Market	15% Current Secured Debt (Maturity - April 8, 2021)	None	1,007	990	998
		LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 10.50%, Secured Debt (Maturity - April 8, 2021)	1 month LIBOR	200	200	200
		Member Units (200,000 units)	—	—	200	200
					1,390	1,398
Berry Aviation, Inc. (11)	Airline Charter Service Operator	12.00% Current / 1.75% PIK, Current Coupon 13.75%, Secured Debt (Maturity - January 30, 2020) (14)	None	1,407	1,391	1,407
		Common Stock (138 shares)	—	—	100	205
					1,491	1,612
Binswanger Enterprises, LLC (8) (11)	Glass Repair and Installation Service Provider	LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.15%, Secured Debt (Maturity - March 9, 2022)	3 month LIBOR	15,460	15,154	15,154
		Member Units (1,050,000 Class A units)	—	—	1,050	1,050
					16,204	16,204
Bluestem Brands, Inc. (8)	Multi-Channel Retailer of General Merchandise	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.52%, Secured Debt (Maturity - November 6, 2020)	3 month LIBOR	13,610	13,398	11,228
Brightwood Capital Fund III, LP (9) (15)	Investment Partnership	LP Interests (Brightwood Capital Fund III, LP) (Fully diluted .52%) (16)	—	—	4,075	3,424
Brundage-Bone Concrete Pumping, Inc.	Construction Services Provider	10.38% Secured Debt (Maturity - September 1, 2021) (14)	None	12,000	12,084	12,600
Buca C, LLC (8) (10) (13)	Casual Restaurant Group	LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.25%, Secured Debt (Maturity - June 30, 2020)	1 month LIBOR	14,136	13,938	13,938
		Preferred Member Units (4 units, 6.00% cumulative) (16)	—	—	2,547	2,663
					16,485	16,601
CAI Software, LLC (10) (13)	Provider of Specialized Enterprise Resource Planning Software	12.00% Secured Debt (Maturity - October 10, 2019)	None	871	856	871
		Member Units (16,339 units)	—	—	163	645
					1,019	1,516
CapFusion Holding, LLC (9) (10) (13)	Business Lender	13.00% Secured Debt (Maturity - March 25, 2021)	None	3,600	3,302	3,302
		Warrants (400 equivalent units, Expiration - March 24, 2026)	—	—	300	300
					3,602	3,602
CDHA Management, LLC (8) (11)	Dental Services	LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.26%, Secured Debt (Maturity - December 5, 2021)	3 month LIBOR	4,217	4,107	4,107
Cengage Learning, Inc. (8)	Provider of Educational Print and Digital Services	LIBOR Plus 4.25% (Floor 1.00%), Current Coupon 5.25%, Secured Debt (Maturity - June 7, 2023)	2 month LIBOR	9,957	9,373	9,526
Cenveo Corporation	Provider of Commercial Printing, Envelopes, Labels, Printed Office Products	6.00% Secured Debt (Maturity - August 1, 2019)	None	15,000	13,178	12,372
Charlotte Russe, Inc. (8)	Fast-Fashion Retailer to Young Women	LIBOR Plus 5.50% (Floor 1.25%), Current Coupon 6.75%, Secured Debt (Maturity - May 22, 2019)	3 month LIBOR	$15,101	$14,936	$9,615
Clarius BIGS, LLC (11) (18)	Prints & Advertising Film Financing	15.00% PIK Secured Debt (Maturity - January 5, 2015) (18)	None	2,144	1,886	64
		20.00% PIK Secured Debt (Maturity - January 5, 2015) (18)	None	774	681	23
					2,567	87
Construction Supply Investments, LLC (8) (9) (11)	Distribution Platform of Specialty Construction Materials to Professional Concrete and Masonry Contractors	LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 10.50%, Secured Debt (Maturity - June 30, 2023)	1 month LIBOR	8,500	8,310	8,310
		Member units (20,000 units)	—	—	2,000	2,000
					10,310	10,310
ContextMedia Health, LLC (8) (12)	Provider of Healthcare Media Content	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity - December 21, 2021)	1 month LIBOR	9,875	8,912	9,875
Covenant Surgical Partners, Inc.	Ambulatory Surgical Centers	8.75% Secured Debt (Maturity - August 1, 2019)	None	9,500	9,500	9,024
CST Industries, Inc. (8)	Storage Tank Manufacturer	LIBOR Plus 6.25% (Floor 1.50%), Current Coupon 7.82%, Secured Debt (Maturity - May 22, 2017)	1 month LIBOR	2,759	2,767	2,731
Datacom, LLC (10) (13)	Technology and Telecommunications Provider	5.25% Current / 5.25% PIK, Current Coupon 10.50% Secured Debt (Maturity - May 30, 2019)	None	1,313	1,300	1,271
		8.00% Secured Debt (Maturity - May 30, 2017)	None	120	120	120
		Class A Preferred Member Units (1,530 units, 15.00% cumulative) (16)	—	—	131	158
		Class B Preferred Member Units (717 units)	—	—	670	207
					2,221	1,756
Digital River, Inc. (8)	Provider of Outsourced e-Commerce Solutions and Services	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.63%, Secured Debt (Maturity - February 12, 2021)	3 month LIBOR	14,586	14,483	14,659
Digital Room, LLC (8)	Organic Lead Generation for Online Postsecondary Schools	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - November 21, 2022)	1 month LIBOR	7,530	7,385	7,454
East West Copolymer & Rubber, LLC (10) (13) (18)	Manufacturer of Synthetic Rubbers	12.00% Current / 2.00% PIK, Current Coupon 14.00%, Secured Debt (Maturity - October 17, 2019) (18)	None	2,400	2,355	554
		Warrants (627,697 equivalent shares, Expiration - October 15, 2024)	—	—	13	—
					2,368	554
ECP-PF Holdings Groups, Inc. (11)	Fitness Club Operator	LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.00%, Secured Debt (Maturity - November 26, 2019)	3 month LIBOR	1,875	1,864	1,875
Evergreen Skills Lux S.á r.l. (d/b/a Skillsoft) (8) (9)	Technology-Based Performance Support Solutions	LIBOR Plus 8.25% (Floor 1.00%), Current Coupon 9.25%, Secured Debt (Maturity - April 28, 2022) (14)	1 month LIBOR	10,902	10,459	7,618
Flavors Holdings, Inc. (8)	Global Provider of Flavoring and Sweetening Products and Solutions	LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 6.90%, Secured Debt (Maturity - April 3, 2020)	3 month LIBOR	12,962	12,231	11,196
GST Autoleather, Inc. (8)	Automotive Leather Manufacturer	LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.65%, Secured Debt (Maturity - July 10, 2020)	3 month LIBOR	12,194	12,071	11,935
Guitar Center, Inc.	Musical Instruments Retailer	6.50% Secured Debt (Maturity - April 15, 2019)	None	15,015	14,214	12,613
Hojeij Branded Foods, LLC (8) (11)	Multi-Airport, Multi-Concept Restaurant Operator	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity - July 28, 2021)	3 month LIBOR	5,762	5,722	5,762
Hoover Group, Inc. (8) (9) (11)	Provider of Storage Tanks and Related Products to the Energy and Petrochemical Markets	LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.30%, Secured Debt (Maturity - January 28, 2021)	3 month LIBOR	14,962	13,976	13,976
Hunter Defense Technologies, Inc. (8)	Provider of Military and Commercial Shelters and Systems	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.01%, Secured Debt (Maturity - August 5, 2019)	3 Month LIBOR	13,550	13,023	12,602
iEnergizer Limited (8) (9)	Provider of Business Outsourcing Solutions	LIBOR 6.00% (Floor 1.25%), Current Coupon 7.25%, Secured Debt (Maturity - May 1, 2019)	1 month LIBOR	12,698	12,289	12,650
Indivior Finance, LLC (8) (9)	Specialty Pharmaceutical Company Treating Opioid Dependence	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.04%, Secured Debt (Maturity - December 19, 2019)	3 month LIBOR	8,750	8,429	8,816
Industrial Container Services, LLC (8) (11)	Steel Drum Reconditioner	LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 6.75%, Secured Debt (Maturity - December 31, 2018)	2 month LIBOR	$8,688	$8,639	$8,688
Industrial Services Acquisitions, LLC (11)	Industrial Cleaning Services	11.25% Current / 0.75% PIK, Current Coupon 12.00%, Unsecured Debt (Maturity - December 17, 2022) (17)	None	10,543	10,351	10,350
		Member units (Industrial Services Investments, LLC) (2,100,000 units)	—	—	2,100	1,890
					12,451	12,240
Inn of the Mountain Gods Resort and Casino	Hotel & Casino Owner & Operator	9.25% Secured Debt (Maturity - November 30, 2020)	None	10,749	10,592	9,674
Intertain Group Limited (8) (9)	Business-to-Consumer Online Gaming Operator	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity - April 8, 2022)	1 month LIBOR	8,542	8,386	8,628
iPayment, Inc. (8)	Provider of Merchant Acquisition	LIBOR Plus 5.25% (Floor 1.50%), Current Coupon 6.75%, Secured Debt (Maturity - May 8, 2017)	1 month LIBOR	17,507	17,507	17,419
Ipreo Holdings, LLC	Application Software for Capital Markets	7.25% Unsecured Debt (Maturity - August 1, 2022) (17)	None	6,250	5,350	5,719
iQor US Inc. (8)	Business Process Outsourcing Services Provider	LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity - April 1, 2021)	3 month LIBOR	7,737	7,332	7,573
IronGate Energy Services, LLC (18)	Oil and Gas Services	11.00% Secured Debt (Maturity - July 1, 2018) (18)	None	5,825	5,827	2,126
Jackmont Hospitality, Inc. (8) (11)	Franchisee of Casual Dining Restaurants	LIBOR Plus 4.25% (Floor 1.00%)/ 2.50% PIK , Current Coupon 7.75%, Secured Debt (Maturity - May 26, 2021)	1 month LIBOR	8,893	8,865	8,893
Joerns Healthcare, LLC (8)	Manufacturer and Distributor of Health Care Equipment & Supplies	LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.21%, Secured Debt (Maturity - May 9, 2020)	3 month LIBOR	12,141	11,901	10,927
Kellermeyer Bergensons Services, LLC (8)	Outsourced Janitorial Services to Retail/Grocery Customers	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.54%, Secured Debt (Maturity - April 29, 2022) (14)	3 month LIBOR	14,700	14,607	14,112
Keypoint Government Solutions, Inc. (8)	Provider of Pre-Employment Screening Services	LIBOR Plus 6.50% (Floor 1.25%), Current Coupon 7.75%, Secured Debt (Maturity - November 13, 2017)	3 month LIBOR	1,693	1,690	1,684
LaMi Products, LLC (8) (11)	General Merchandise Distribution	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.62%, Secured Debt (Maturity - September 16, 2020)	3 month LIBOR	11,044	10,884	11,017
Larchmont Resources, LLC (8)	Oil & Gas Exploration & Production	LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.00% PIK, Secured Debt (Maturity - August 7, 2020)	3 month LIBOR	3,912	3,912	3,897
		Member units (Larchmont Intermediate Holdo, LLC) (4,806 units)	—	—	601	1,622
					4,513	5,519
Legendary Pictures Funding, LLC (8) (11)	Producer of TV, Film, and Comic Content	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.15%, Secured Debt (Maturity - April 22, 2020)	3 month LIBOR	8,020	7,912	8,030
LJ Host Merger Sub, Inc. (8)	Managed Services and Hosting Provider	LIBOR Plus 4.75% (Floor 1.25%), Current Coupon 6.00%, Secured Debt (Maturity - December 13, 2019)	3 month LIBOR	4,777	4,769	4,680
Logix Acquisition Company, LLC (8) (11)	Competitive Local Exchange Carrier	LIBOR Plus 8.28% (Floor 1.00%), Current Coupon 9.29%, Secured Debt (Maturity - June 24, 2021)	3 month LIBOR	8,515	8,383	8,515
Minute Key, Inc. (10) (13)	Operator of Automated Key Duplication Kiosk	10.00% Current / 2.00% PIK Secured Debt (Maturity - September 19, 2019) (14)	None	3,925	3,847	3,847
		Warrants (359,352 equivalent units, Expiration - May 20, 2025)	—	—	70	200
					3,917	4,047
Mood Media Corporation (8) (9)	Provider of Electronic Equipment	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.15%, Secured Debt (Maturity - May 1, 2019)	3 month LIBOR	14,784	14,715	14,716
New Media Holdings II LLC (8) (9)	Local Newspaper Operator	LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.25%, Secured Debt (Maturity - June 4, 2020)	1 month LIBOR	17,162	17,036	17,076
NNE Issuer, LLC (8) (11)	Oil & Gas Exploration & Production	LIBOR Plus 8.00%, Current Coupon 8.79%, Secured Debt (Maturity - March 2, 2022)	1 month LIBOR	$7,292	$7,220	$7,220
North American Lifting Holdings, Inc. (8)	Crane Service Provider	LIBOR Plus 4.50% (Floor 1.00%), Current Coupon 5.65%, Secured Debt (Maturity - November 27, 2020)	3 month LIBOR	6,359	5,573	6,004
Novitex Acquisition, LLC (8)	Provider of Document Management Services	LIBOR Plus 6.75% (Floor 1.25%), Current Coupon 8.07%, Secured Debt (Maturity - July 7, 2020)	3 month LIBOR	13,235	12,936	13,231
NTM Acquisition Corp. (8)	Provider of B2B Travel Information Content	LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.25%, Secured Debt (Maturity - June 7, 2022)	1 month LIBOR	4,091	4,035	4,070
Pardus Oil & Gas, LLC	Oil & Gas Exploration and Production	13.00% PIK, Secured Debt (Maturity - November 12, 2021)	None	989	989	928
		5.00% PIK, Secured Debt (Maturity - May 13, 2022) (14)	None	517	517	252
		Class A units (1,331 units)	—	—	1,331	—
					2,837	1,180
Paris Presents, Inc. (8)	Branded Cosmetic and Bath Accessories	LIBOR Plus 8.75% (Floor 1.00%), Current Coupon 9.75%, Secured Debt (Maturity - December 31, 2021) (14)	1 month LIBOR	7,500	7,387	7,350
Parq Holdings, LP (8) (9)	Hotel and Casino Operator	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity - December 17, 2020)	1 month LIBOR	12,500	12,384	12,469
Permian Holdco 2, Inc.	Storage Tank Manufacturer	14.00% PIK Unsecured Debt (Maturity - October 15, 2021) (17)	None	511	511	511
		Series A Preferred Shares (Permian Holdco 1, Inc.) (386,255 units) (12.00% Cumulative) (16)	—	—	1,047	1,047
		Common Shares (Permian Holdco 1, Inc.) (386,255 units)	—	—	997	997
					2,555	2,555
Permian Holdings, Inc.	Storage Tank Manufacturer	10.50% Secured Debt (Maturity - January 15, 2018)	None	1,000	452	280
Pernix Therapeutics Holdings, Inc. (11)	Pharmaceutical Royalty - Anti-Migraine	12.00% Secured Debt (Maturity - August 1, 2020)	None	2,812	2,788	1,007
Pike Corporation (8)	Construction and Maintenance Services for Electric Transmission and Distribution Infrastructure	LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.00%, Secured Debt (Maturity - June 22, 2022) (14)	3 month LIBOR	3,000	2,970	3,053
PPC/Shift, LLC (8) (11)	Provider of Digital Solutions to Automotive Industry	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - December 22, 2021)	3 month LIBOR	6,956	6,814	6,823
Premier Dental Services, Inc. (8)	Dental Care Services	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity - November 1, 2018)	1 month LIBOR	4,511	4,498	4,499
Prowler Acquisition Corporation (8)	Specialty Distributor to the Energy Sector	LIBOR Plus 4.50% (Floor 1.00%), Current Coupon 5.65%, Secured Debt (Maturity - January 28, 2020)	3 month LIBOR	12,511	10,919	10,321
Raley’s, Inc. (8)	Family-Owned Supermarket Chain in California	LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.25%, Secured Debt (Maturity - May 18, 2022)	1 month LIBOR	4,160	4,093	4,197
Redbox Automated Retail, LLC (8)	Operator of Home Media Entertainment Kiosks	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity - September 27, 2021)	1 month LIBOR	13,125	12,754	13,141
Renaissance Learning, Inc. (8)	Technology-based K-12 Learning Solutions	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.15%, Secured Debt (Maturity - April 11, 2022) (14)	3 month LIBOR	12,950	12,562	12,945
RGL Reservoir Operations, Inc. (8) (9)	Oil & Gas Equipment & Services	LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity - August 13, 2021)	1 month LIBOR	3,900	3,820	1,034
RM Bidder, LLC (11)	Full-scale Film and Television Production and Distribution	Common Stock (1,854 units)	—	—	31	22
		Series A Warrants (124,915 equivalent units, Expiration - October 20, 2025)	—	—	284	—
		Series B Warrants (93,686 equivalent units, Expiration - October 20, 2025)	—	—	—	—
					315	22
Salient Partners, LP (8)	Provider of Asset Management Services	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.52%, Secured Debt (Maturity - June 9, 2021)	3 month LIBOR	$11,516	$11,219	$11,055
School Specialty, Inc. (8)	Distributor of Education Supplies and Furniture	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.51%, Secured Debt (Maturity - June 11, 2019)	1 month LIBOR	5,222	5,162	5,235
SG Acquisition, Inc. (8) (12)	Finance and Insurance Services to the Automotive Industry	LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity - March 29, 2024)	3 month LIBOR	4,875	4,729	4,802
Sigma Electric Manufacturing Corp. (8) (9) (11)	Manufacturer and Distributor of Electrical Fittings and Parts	LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.25%, Secured Debt (Maturity - May 13, 2019)	3 Month LIBOR	12,500	12,212	12,212
Sorenson Communications, Inc.	Manufacturer of Communication Products for Hearing Impaired	9.00% Secured Debt (Maturity - October 31, 2020) (14)	None	11,710	11,330	10,890
		LIBOR Plus 5.75% (Floor 2.25%), Current Coupon 8.00%, Secured Debt (Maturity - April 30, 2020)	3 month LIBOR	2,969	2,951	2,981
					14,281	13,871
Strike, LLC (8)	Pipeline Construction and Maintenance Services	LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.29%, Secured Debt (Maturity - November 30, 2022)	6 month LIBOR	9,875	9,556	10,073
Synagro Infrastructure Company, Inc. (8)	Waste Management Services	LIBOR Plus 5.25% (Floor 1.00%), Current Coupon 6.40%, Secured Debt (Maturity - August 22, 2020)	3 month LIBOR	2,704	2,688	2,494
TaxAct, Inc. (8)	Provider of Tax Preparation Solutions	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - January 3, 2023)	1 month LIBOR	5,550	5,430	5,599
TE Holdings, LLC	Oil & Gas Exploration & Production	Common Units (72,785 units)	—	—	728	519
Teleguam Holdings, LLC (8)	Cable and Telecom Services Provider	LIBOR Plus 7.50% (Floor 1.25%), Current Coupon 8.75%, Secured Debt (Maturity - June 10, 2019) (14)	1 month LIBOR	6,397	6,388	6,413
		LIBOR Plus 4.00% (Floor 1.25%), Current Coupon 5.25%, Secured Debt (Maturity - December 10, 2018)	1 month LIBOR	7,461	7,334	7,466
					13,722	13,879
TMC Merger Sub Corp (8)	Refractory & Maintenance Services Provider	LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.25%, Secured Debt (Maturity - October 31, 2022)	1 month LIBOR	14,922	14,778	14,922
TOMS Shoes, LLC (8)	Global Designer, Distributor, and Retailer of Casual Footwear	LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.55%, Secured Debt (Maturity - October 30, 2020)	3 month LIBOR	4,900	4,580	3,315
Turning Point Brands, Inc. (8) (9) (11)	Marketer/Distributor of Tobacco Products	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.15%, Secured Debt (Maturity - May 17, 2022)	1 month LIBOR	8,500	8,417	8,417
TVG-I-E CMN Acquisition, LLC (8) (11)	Organic Lead Generation for Online Postsecondary Schools	LIBOR Plus 6.00%, Current Coupon 7.00%, Secured Debt (Maturity - November 3, 2021)	1 month LIBOR	6,419	6,298	6,298
U.S. Telepacific Corp. (8) (11)	Provider of Communications and Managed Services	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.62%, Secured Debt (Maturity - February 24, 2021)	3 month LIBOR	7,500	7,382	7,500
USJ-IMECO Holding Company, LLC (8)	Marine Interior Design and Installation	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - April 16, 2020)	1 month LIBOR	8,835	8,808	8,791
Valley Healthcare Group, LLC (8) (10) (13)	Provider of Durable Medical Equipment	LIBOR Plus 12.50% (Floor 0.50%), Current Coupon 13.12%, Secured Debt (Maturity - December 29, 2020)	1 month LIBOR	3,214	3,161	3,161
		Preferred Member Units (Valley Healthcare Holding, LLC) (400 units)	—	—	400	400
					3,561	3,561
VCVH Holding Corp. (8)	Healthcare Technology Services Focused on Revenue Maximization	LIBOR Plus 9.25% (Floor 1.00%), Current Coupon 10.40%, Secured Debt (Maturity - June 1, 2024) (14)	3 month LIBOR	3,500	3,418	3,474
VIP Cinema Holdings, Inc. (8)	Supplier of Luxury Seating to the Cinema Industry	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - March 1, 2023)	1 week LIBOR	10,000	9,951	10,119

Vistar Media, Inc. (8) (11)	Operator of Digital Out-of-Home Advertising Platform	LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 11.15%, Secured Debt (Maturity - February 16, 2022)	3 month LIBOR	$4,500	$4,084	$4,084
		Warrants (64,025 equivalent units, February 17, 2027)	—	—	331	331
					4,415	4,415
Volusion, LLC (10) (13)	Provider of Online Software-as-a-Service eCommerce Solutions	11.50% Secured Debt (Maturity - January 24, 2020)	None	7,500	6,545	6,545
		Preferred Member Units (2,090,001 units)	—	—	6,000	6,000
		Warrants (784,866.80 equivalent units, Expiration - January 26, 2025)	—	—	1,104	1,050
					13,649	13,595
Wellnext, LLC (8) (11)	Manufacturer of Supplements and Vitamins	LIBOR Plus 9.00% (Floor 0.50%), Current Coupon 10.00%, Secured Debt (Maturity - May 23, 2021)	3 month LIBOR	9,994	9,906	9,994
Worley Claims Services, LLC (8) (11)	Insurance Adjustment Management and Services Provider	LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.00%, Secured Debt (Maturity - October 31, 2020)	1 month LIBOR	6,354	6,313	6,354
YP Holdings LLC (8)	Online and Offline Advertising Operator	LIBOR Plus 11.00% (Floor 1.25%), Current Coupon 12.25%, Secured Debt (Maturity - June 4, 2018)	1 month LIBOR	15,252	15,054	15,223

Subtotal Non-Control/Non-Affiliate Investments (5) (87% of total portfolio investments at fair value)					$895,478	$870,307

Total Portfolio Investments					$977,023	$959,109

Short Term Investments (20)
Fidelity Institutional Money Market Funds (21)	—	Prime Money Market Portfolio, Class III Shares	—	—	$9,509	$9,509
UMB Bank Money Market Account (21)	—	—			457	457
US Bank Money Market Account (21)	—	—	—	—	29,006	29,006

Total Short Term Investments					$38,972	$38,972
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
(9) The investment is not a qualifying asset in an eligible portfolio company under Section 55(a) of the 1940 Act. A business development company (“BDC”) may not acquire any asset other than qualifying assets in eligible portfolio companies unless, at the time the acquisition is made, qualifying assets represent at least 70% of the BDC’s total assets. As of March 31, 2017, approximately 16.6% of the Company’s investments were considered non-qualifying.
(10) Investment is classified as a Lower Middle Market investment.
(11) Investment is classified as a Private Loan portfolio investment.
(12) Investment or portion of investment is under contract to purchase and met trade date accounting criteria as of March 31, 2017. Settlement occurred or is scheduled to occur after March 31, 2017.
(13) Investment serviced by Main Street Capital Corporation pursuant to servicing arrangements with the Company.
(14) Second lien secured debt investment.
(15) Investment is classified as an Other Portfolio investment.
(16) Income producing through dividends or distributions.
(17) Unsecured debt investment.
(18) Investment is on non-accrual status as of March 31, 2017.
(19) Maturity date is under on-going negotiations with the portfolio company and other lenders, if applicable.
(20) Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less.
(21) Effective yield as of March 31, 2017 was approximately 0.01%.
(22) The 1 week, and 1, 2, 3, and 6-month London Interbank Offered Rate (“LIBOR”) rates were 0.96%, 0.98%, 1.03%, 1.15% and 1.42%, respectively, as of March 31, 2017. The actual LIBOR rate for each loan listed may not be the applicable LIBOR rate as of March 31, 2017, as the loan may have been priced or repriced based on a LIBOR rate prior to or subsequent to March 31, 2017. The prime rate was 4.00% as of March 31, 2017.

See notes to the condensed consolidated financial statements.

HMS Income Fund, Inc. Condensed Consolidated Schedule of Investments
As of December 31, 2016
(dollars in thousands)
Portfolio Company (1) (3)	Business Description	Type of Investment (2) (3)	Index Rate (22)	Principal (7)	Cost (7)	Fair Value

Control Investments (6)
GRT Rubber Technologies, LLC (8) (10) (13)	Engineered Rubber Product Manufacturer	LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.00%, Secured Debt (Maturity - December 19, 2019)	1 month LIBOR	$6,538	$6,448	$6,538
		Member Units (2,896 shares)	—	—	6,435	10,004
					12,883	16,542

Subtotal Control Investments (6) (2% of total investments at fair value)					$12,883	$16,542

Affiliate Investments (4)
AFG Capital Group, LLC (10) (13)	Provider of Rent-to-Own Financing Solutions and Services	Member Units (46 shares)	—	$—	$300	$687
		Warrants (10 equivalent shares, Expiration - November 7, 2024)	—	—	65	167
					365	854
Clad-Rex Steel, LLC (10) (13)	Specialty Manufacturer of Vinyl-Clad Metal	LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 10.50%, Secured Debt (Maturity - December 20, 2021) (8)	1 month LIBOR	3,520	3,449	3,449
		LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 10.50%, Secured Debt (Maturity - December 20, 2018) (8)	1 month LIBOR	100	99	99
		Member Units (179 units)	—	—	1,820	1,820
		10.00% Secured Debt (Clad-Rex Steel RE Investor, LLC) (Maturity - December 20, 2036)	None	301	298	298
		Member Units (Clad-Rex Steel RE Investor, LLC) (200 units)	—	—	53	53
					5,719	5,719
EIG Traverse Co-Investment, LP (9) (15)	Investment Partnership	LP Interests (EIG Traverse Co-Investment, LP) (Fully diluted 22.20%) (16)	—	—	9,805	9,905
Freeport First Lien Loan Fund III, LP (9) (15)	Investment Partnership	LP Interests (Freeport First Lien Loan Fund III, LP) (Fully diluted 5.60%) (16)	—	—	4,763	4,763
Gamber-Johnson Holdings, LLC (8) (10) (13)	Manufacturer of Ruggedized Computer Mounting Systems	LIBOR Plus 11.00% (Floor 1.00%), Current Coupon 12.00%, Secured Debt (Maturity - June 24, 2021)	1 month LIBOR	6,020	5,902	5,964
		Member Units (2,155 units)		—	3,711	4,730
					9,613	10,694
Guerdon Modular Holdings, Inc. (10) (13)	Multi-Family and Commercial Modular Construction Company	9.00% Current / 4.00% PIK Secured Debt (Maturity - August 13, 2019)	None	2,668	2,621	2,642
		Common Stock (53,008 shares)	—	—	746	20
		Class B Preferred Stock (101,250 shares)	—	—	285	285
					3,652	2,947
Gulf Publishing Holdings, LLC (10) (13)	Energy Focused Media and Publishing	12.50% Secured Debt (Maturity - April 29, 2021)	None	2,500	2,455	2,455
		Member Units (781 shares)		—	781	781
					3,236	3,236
Hawk Ridge Systems, LLC (9) (10) (13)	Value-Added Reseller of Engineering Design and Manufacturing Solutions	10.00% Secured Debt (Maturity - December 2, 2021)	None	2,500	2,451	2,451
		Preferred Member Units (56 units)	—	—	713	713
		Preferred Member Units (HRS Services, ULC) (56 units)	—	—	38	38
					3,202	3,202
HW Temps LLC (8) (10) (13)	Temporary Staffing Solutions	LIBOR Plus 13.00% (Floor 1.00%), Current Coupon 14.00%, Secured Debt (Maturity - July 2, 2020)	1 month LIBOR	2,644	2,591	2,591
		Preferred Member Units (800 shares) (16)	—	—	986	985
					3,577	3,576
M.H. Corbin Holding, LLC (10) (13)	Manufacturer and Distributor of Traffic Safety Products	10.00% Secured Debt (Maturity - August 31, 2021)	None	3,325	3,299	3,299
		Preferred Member Units (1,000 shares)		—	1,500	1,500
					4,799	4,799

Mystic Logistics, Inc. (10) (13)	Logistics and Distribution Services Provider for Large Volume Mailers	12.00% Secured Debt (Maturity - August 15, 2019)	None	$2,294	$2,246	$2,294
		Common Stock (1,468 shares) (16)	—	—	680	1,445
					2,926	3,739
SoftTouch Medical Holdings LLC (8) (10) (13)	Home Provider of Pediatric Durable Medical Equipment	LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.00%, Secured Debt (Maturity - October 31, 2019)	1 month LIBOR	1,260	1,244	1,260
		Member Units (785 units) (16)	—	—	870	1,618
					2,114	2,878

Subtotal Affiliate Investments (4) (6% of total investments at fair value)					$53,771	$56,312

Non-Control/Non-Affiliate Investments (5)
Adams Publishing Group, LLC (8) (11)	Local Newspaper Operator	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity - November 3, 2020)	3 month LIBOR	$7,589	$7,459	$7,589
ADS Tactical, Inc. (8) (11)	Value-Added Logistics and Supply Chain Solutions Provider	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity - December 31, 2022)	3 month LIBOR	10,000	9,750	9,750
Ahead, LLC (8) (11)	IT Infrastructure Value Added Reseller	LIBOR Plus 6.50%, Current Coupon 7.50%, Secured Debt (Maturity - November 2, 2020)	3 month LIBOR	9,500	9,267	9,536
Allflex Holdings III Inc. (8)	Manufacturer of Livestock Identification Products	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity - July 19, 2021) (14)	6 month LIBOR	14,922	15,012	14,936
American Scaffold Holdings, Inc. (8) (11)	Marine Scaffolding Service Provider	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity - March 31, 2022)	1 month LIBOR	7,359	7,257	7,323
American Teleconferencing Services, Ltd. (8)	Provider of Audio Conferencing and Video Collaboration Solutions	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity - December 8, 2021)	3 month LIBOR	10,056	9,122	9,848
		LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 10.50%, Secured Debt (Maturity - June 6, 2022) (14)	3 month LIBOR	5,571	5,353	5,353
					14,475	15,201
AmeriTech College Operations, LLC (10) (13)	For-Profit Nursing and Healthcare College	13.00% Secured Debt (Maturity - January 31, 2020)	None	375	375	375
		10.00% Secured Debt (Maturity - November 30, 2019)	None	61	61	61
		13.00% Secured Debt (Maturity - November 30, 2019)	None	64	64	64
		Preferred Member Units (364 units, 5.00% cumulative) (16)	—	—	284	284
					784	784
AP Gaming I, LLC (8) (11)	Developer, Manufacturer and Operator of Gaming Machines	LIBOR Plus 8.25% (Floor 1.00%), Current Coupon 9.25%, Secured Debt (Maturity - December 21, 2020)	3 month LIBOR	11,291	11,194	11,267
Apex Linen Service, Inc. (10) (13)	Industrial Launderers	13.00% Secured Debt (Maturity - October 30, 2022)	None	3,604	3,545	3,545
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - October 30, 2022)	1 month LIBOR	600	600	600
					4,145	4,145
Arcus Hunting, LLC (8) (11)	Manufacturer of Bowhunting and Archery Products and Accessories	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity - November 13, 2019)	1 month LIBOR	6,973	6,850	6,973
Artel, LLC (8) (12)	Provider of Secure Satellite Network and IT Solutions	LIBOR Plus 7.00% (Floor 1.25%), 7.25% Current/1.00% PIK, Current Coupon 8.25%, Secured Debt (Maturity - November 27, 2017)	3 month LIBOR	5,173	5,000	4,837
ATI Investment Sub, Inc. (8)	Manufacturer of Solar Tracking Systems	LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.25%, Secured Debt (Maturity - June 22, 2021)	1 month LIBOR	9,500	9,322	9,476
ATX Networks Corp. (8) (9)	Provider of Radio Frequency Management Equipment	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - June 11, 2021)	3 month LIBOR	14,775	14,541	14,516

BarFly Ventures, LLC (11)	Casual Restaurant Group	12.00% Secured Debt (Maturity - August 30, 2020)	None	$1,986	$1,953	$1,942
		Warrants (.410 equivalent units, Expiration - August 31, 2025)	—	—	158	94
		Options (.731 equivalent units)	—	—	133	164
					2,244	2,200
BBB Tank Services, LLC (10) (13)	Maintenance, Repair and Construction Services to the Above-Ground Storage Tank Market	15% Current Secured Debt (Maturity - April 8, 2021)	None	1,007	989	989
		LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 10.50%, Secured Debt (Maturity - April 8, 2021)	1 month LIBOR	200	200	200
		Member Units (200,000 units)	—	—	200	200
					1,389	1,389
Berry Aviation, Inc. (11)	Airline Charter Service Operator	12.00% Current / 1.75% PIK, Current Coupon 13.75%, Secured Debt (Maturity - January 30, 2020) (14)	None	1,407	1,390	1,407
		Common Stock (138 shares)	—	—	100	205
					1,490	1,612
Bluestem Brands, Inc. (8)	Multi-Channel Retailer of General Merchandise	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity - November 6, 2020)	3 month LIBOR	13,812	13,582	12,039
Brightwood Capital Fund III, LP (9) (15)	Investment Partnership	LP Interests (Brightwood Capital Fund III, LP) (Fully diluted .52%) (16)	—	—	4,075	3,698
Brundage-Bone Concrete Pumping, Inc.	Construction Services Provider	10.38% Secured Debt (Maturity - September 1, 2021) (14)	None	12,000	12,088	12,960
Buca C, LLC (8) (10) (13)	Casual Restaurant Group	LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.25%, Secured Debt (Maturity - June 30, 2020)	1 month LIBOR	15,114	14,889	15,114
		Preferred Member Units (4 units, 6.00% cumulative) (16)	—	—	2,547	3,110
					17,436	18,224
CAI Software, LLC (10) (13)	Provider of Specialized Enterprise Resource Planning Software	12.00% Secured Debt (Maturity - October 10, 2019)	None	921	904	921
		Member Units (16,339 units)	—	—	163	620
					1,067	1,541
CapFusion Holding, LLC (9) (10) (13)	Business Lender	13.00% Secured Debt (Maturity - March 25, 2021)	None	3,600	3,289	3,289
		Warrants (400 equivalent units, Expiration - March 24, 2026)	—	—	300	300
					3,589	3,589
CDHA Management, LLC (8) (11)	Dental Services	Prime Plus 6.25% (Floor 3.75%), Current Coupon 10.00%, Secured Debt (Maturity - December 5, 2021)	PRIME	4,491	4,376	4,376
		Prime Plus 6.25% (Floor 3.75%), Current Coupon 10.00%, Secured Debt (Maturity - December 5, 2021)	PRIME	—	—	—
					4,376	4,376
Cenveo Corporation	Provider of Commercial Printing, Envelopes, Labels, Printed Office Products	6.00% Secured Debt (Maturity - August 1, 2019)	None	15,000	13,013	13,388
Charlotte Russe, Inc. (8)	Fast-Fashion Retailer to Young Women	LIBOR Plus 5.50% (Floor 1.25%), Current Coupon 6.75%, Secured Debt (Maturity - May 22, 2019)	3 month LIBOR	15,101	14,918	9,184
CJ Holding Company (8)	Oil and Gas Equipment and Services	LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.00%, Secured Debt (Maturity - March 31, 2017)	3 month LIBOR	83	85	83
Clarius BIGS, LLC (11) (18)	Prints & Advertising Film Financing	15.00% PIK Secured Debt (Maturity - January 5, 2015) (18)	None	2,144	1,886	64
		20.00% PIK Secured Debt (Maturity - January 5, 2015) (18)	None	774	681	23
					2,567	87
Compuware Corporation (8)	Provider of Software and Supporting Services	LIBOR Plus 5.25% (Floor 1.00%), Current Coupon 6.25%, Secured Debt (Maturity - December 15, 2019)	3 month LIBOR	12,265	12,004	12,341
Construction Supply Investments, LLC (8) (11)	Distribution Platform of Specialty Construction Materials to Professional Concrete and Masonry Contractors	LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 10.50%, Secured Debt (Maturity - June 30, 2023)	3 month LIBOR	$8,500	$8,305	$8,330
		Member units (20,000 units)	—	—	2,000	2,000
					10,305	10,330
ContextMedia Health, LLC (8) (12)	Provider of Healthcare Media Content	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity - December 21, 2021)	1 month LIBOR	10,000	9,000	9,150
Covenant Surgical Partners, Inc.	Ambulatory Surgical Centers	8.75% Secured Debt (Maturity - August 1, 2019)	None	9,500	9,500	9,168
CRGT, Inc. (8)	Provider of Custom Software Development	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity - December 18, 2020)	1 month LIBOR	9,642	9,492	9,666
CST Industries, Inc. (8)	Storage Tank Manufacturer	LIBOR Plus 6.25% (Floor 1.50%), Current Coupon 7.75%, Secured Debt (Maturity - May 22, 2017)	3 month LIBOR	2,759	2,766	2,759
Datacom, LLC (10) (13)	Technology and Telecommunications Provider	5.25% Current / 5.25% PIK, Current Coupon 10.50% Secured Debt (Maturity - May 30, 2019)	None	1,296	1,282	1,222
		8.00% Secured Debt (Maturity - May 30, 2017)	—	100	100	100
		Class A Preferred Member Units (1,530 units, 15.00% cumulative) (16)	—	—	131	152
		Class B Preferred Member Units (717 units)	—	—	670	170
					2,183	1,644
Digital River, Inc. (8)	Provider of Outsourced e-Commerce Solutions and Services	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity - February 12, 2021)	3 month LIBOR	14,586	14,477	14,713
Digital Room, LLC (8)	Organic Lead Generation for Online Postsecondary Schools	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - November 21, 2022)	3 month LIBOR	7,625	7,475	7,549
East West Copolymer & Rubber, LLC (10) (13)	Manufacturer of Synthetic Rubbers	12.00% Current / 2.00% PIK, Current Coupon 14.00%, Secured Debt (Maturity - October 17, 2019)	None	2,400	2,351	2,136
		Warrants (627,697 equivalent shares, Expiration - October 15, 2024)	—	—	13	—
					2,364	2,136
ECP-PF Holdings Groups, Inc. (11)	Fitness Club Operator	LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.00%, Secured Debt (Maturity - November 26, 2019)	3 month LIBOR	1,875	1,863	1,875
Evergreen Skills Lux S.á r.l. (d/b/a Skillsoft) (8) (9)	Technology-Based Performance Support Solutions	LIBOR Plus 8.25% (Floor 1.00%), Current Coupon 9.34%, Secured Debt (Maturity - April 28, 2022) (14)	6 month LIBOR	10,902	10,443	8,214
Flavors Holdings, Inc. (8)	Global Provider of Flavoring and Sweetening Products and Solutions	LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 6.75%, Secured Debt (Maturity - April 3, 2020)	3 month LIBOR	11,774	11,236	9,596
GST Autoleather, Inc. (8)	Automotive Leather Manufacturer	LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity - July 10, 2020)	3 month LIBOR	12,204	12,073	11,929
Guitar Center, Inc.	Musical Instruments Retailer	6.50% Secured Debt (Maturity - April 15, 2019)	None	15,015	14,128	13,626
Hojeij Branded Foods, LLC (8) (11)	Multi-Airport, Multi-Concept Restaurant Operator	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity - July 28, 2021)	3 month LIBOR	5,419	5,376	5,419
Hoover Group, Inc. (8) (9) (11)	Provider of Storage Tanks and Related Products to the Energy and Petrochemical Markets	LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.25%, Secured Debt (Maturity - January 28, 2021)	3 month LIBOR	15,000	13,961	13,961
Horizon Global Corporation (8) (9)	Auto Parts Manufacturer	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - June 30, 2021)	1 month LIBOR	12,098	11,893	12,325
Hunter Defense Technologies, Inc. (8)	Provider of Military and Commercial Shelters and Systems	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - August 5, 2019)	3 Month LIBOR	13,847	13,255	12,878
Hygea Holdings Corp. (8) (11)	Provider of Physician Services	LIBOR Plus 9.25%, Current Coupon 10.17%, Secured Debt (Maturity - February 24, 2019)	3 Month LIBOR	7,875	7,378	7,615
		Warrants (5,910,453 equivalent shares, Expiration - February 24, 2023)	—	—	369	1,531
					7,747	9,146
iEnergizer Limited (8) (9)	Provider of Business Outsourcing Solutions	LIBOR 6.00% (Floor 1.25%), Current Coupon 7.25%, Secured Debt (Maturity - May 1, 2019)	1 month LIBOR	$8,569	$8,110	$8,312
Indivior Finance, LLC (8) (9)	Specialty Pharmaceutical Company Treating Opioid Dependence	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - December 19, 2019)	3 month LIBOR	9,000	8,644	9,079
Industrial Container Services, LLC (8) (11)	Steel Drum Reconditioner	LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 6.75%, Secured Debt (Maturity - December 31, 2018)	3 month LIBOR	8,927	8,871	8,927
Industrial Services Acquisitions, LLC (11)	Industrial Cleaning Services	11.25% Current / 0.75% PIK, Current Coupon 12.00%, Unsecured Debt (Maturity - December 17, 2022) (17)	None	10,523	10,325	10,325
		Member units (Industrial Services Investments, LLC) (2,100,000 units)	—	—	2,100	2,100
					12,425	12,425
Inn of the Mountain Gods Resort and Casino	Hotel & Casino Owner & Operator	9.25% Secured Debt (Maturity - November 30, 2020)	None	10,749	10,583	9,782
Intertain Group Limited (8) (9)	Business-to-Consumer Online Gaming Operator	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity - April 8, 2022)	3 month LIBOR	8,799	8,633	8,876
iPayment, Inc. (8)	Provider of Merchant Acquisition	LIBOR Plus 5.25% (Floor 1.50%), Current Coupon 6.75%, Secured Debt (Maturity - May 8, 2017)	3 month LIBOR	15,007	14,986	14,481
Ipreo Holdings, LLC	Application Software for Capital Markets	7.25% Unsecured Debt (Maturity - August 1, 2022) (17)	None	6,250	5,318	5,266
iQor US Inc. (8)	Business Process Outsourcing Services Provider	LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity - April 1, 2021)	1 month LIBOR	7,757	7,331	7,442
IronGate Energy Services, LLC (18)	Oil and Gas Services	11.00% Secured Debt (Maturity - July 1, 2018) (18)	None	5,825	5,827	1,631
Jackmont Hospitality, Inc. (8) (11)	Franchisee of Casual Dining Restaurants	LIBOR Plus 4.25% (Floor 1.00%)/ 2.50% PIK , Current Coupon 7.75%, Secured Debt (Maturity - May 26, 2021)	1 month LIBOR	8,891	8,861	8,891
Joerns Healthcare, LLC (8)	Manufacturer and Distributor of Health Care Equipment & Supplies	LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity - May 9, 2020)	3 month LIBOR	12,172	11,947	11,442
JSS Holdings, Inc. (8)	Aircraft Maintenance Program Provider	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity - August 31, 2021)	3 month LIBOR	13,828	13,550	13,759
Kellermeyer Bergensons Services, LLC (8)	Outsourced Janitorial Services to Retail/Grocery Customers	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity - April 29, 2022) (14)	3 month LIBOR	14,700	14,603	13,964
Kendra Scott, LLC (8)	Jewelry Retail Stores	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - July 17, 2020)	3 month LIBOR	9,375	9,305	9,328
Keypoint Government Solutions, Inc. (8)	Provider of Pre-Employment Screening Services	LIBOR Plus 6.50% (Floor 1.25%), Current Coupon 7.75%, Secured Debt (Maturity - November 13, 2017)	3 month LIBOR	1,761	1,757	1,752
LaMi Products, LLC (8) (11)	General Merchandise Distribution	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity - September 16, 2020)	3 month LIBOR	10,735	10,564	10,730
Larchmont Resources, LLC (8)	Oil & Gas Exploration & Production	LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.00% PIK, Secured Debt (Maturity - August 7, 2020)	3 month LIBOR	3,816	3,816	3,731
		Member units (Larchmont Intermediate Holdo, LLC) (4,806 units)	—	—	601	2,027
					4,417	5,758
Legendary Pictures Funding, LLC (8) (11)	Producer of TV, Film, and Comic Content	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - April 22, 2020)	3 month LIBOR	8,020	7,905	8,030
LJ Host Merger Sub, Inc. (8)	Managed Services and Hosting Provider	LIBOR Plus 4.75% (Floor 1.25%), Current Coupon 6.00%, Secured Debt (Maturity - December 13, 2019)	3 month LIBOR	4,846	4,837	4,595
Logix Acquisition Company, LLC (8) (11)	Competitive Local Exchange Carrier	LIBOR Plus 8.28% (Floor 1.00%), Current Coupon 9.28%, Secured Debt (Maturity - June 24, 2021)	3 month LIBOR	8,593	8,455	8,593
Minute Key, Inc. (10) (13)	Operator of Automated Key Duplication Kiosk	10.00% Current / 2.00% PIK Secured Debt (Maturity - September 19, 2019) (14)	None	3,905	3,821	3,821
		Warrants (359,352 equivalent units, Expiration - May 20, 2025)	—	—	70	117
					3,891	3,938
Mood Media Corporation (8) (9)	Provider of Electronic Equipment	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - May 1, 2019)	3 month LIBOR	$14,822	$14,741	$14,328
New Media Holdings II LLC (8) (9)	Local Newspaper Operator	LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.25%, Secured Debt (Maturity - June 4, 2020)	3 month LIBOR	14,706	14,578	14,633
North American Lifting Holdings, Inc. (8)	Crane Service Provider	LIBOR Plus 4.50% (Floor 1.00%), Current Coupon 5.50%, Secured Debt (Maturity - November 27, 2020)	3 month LIBOR	2,405	2,016	2,101
North Atlantic Trading Company, Inc. (8)	Marketer/Distributor of Tobacco	Prime Plus 5.50% (Floor 3.75%), Current Coupon 9.25%, Secured Debt (Maturity - January 13, 2020)	PRIME	10,897	10,913	10,829
Novitex Acquisition, LLC (8)	Provider of Document Management Services	LIBOR Plus 6.75% (Floor 1.25%), Current Coupon 8.00%, Secured Debt (Maturity - July 7, 2020)	3 month LIBOR	13,322	13,004	12,823
NTM Acquisition Corp. (8)	Provider of B2B Travel Information Content	LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.25%, Secured Debt (Maturity - June 7, 2022)	3 month LIBOR	4,144	4,085	4,128
Pardus Oil & Gas, LLC	Oil & Gas Exploration and Production	13.00% PIK, Secured Debt (Maturity - November 12, 2021)	None	989	989	989
		5.00% PIK, Secured Debt (Maturity - May 13, 2022) (14)	None	517	517	293
		Class A units (1,331 units)	—	—	1,331	523
					2,837	1,805
Paris Presents, Inc. (8)	Branded Cosmetic and Bath Accessories	LIBOR Plus 8.75% (Floor 1.00%), Current Coupon 9.75%, Secured Debt (Maturity - December 31, 2021) (14)	1 month LIBOR	7,500	7,382	7,350
Parq Holdings, LP (8) (9)	Hotel and Casino Operator	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity - December 17, 2020)	1 month LIBOR	12,500	12,378	12,313
Permian Holdco 2, Inc.	Storage Tank Manufacturer	14.00% PIK Unsecured Debt (Maturity - October 15, 2021)	None	483	483	483
		Series A Preferred Shares (Permian Holdco 1, Inc.) (386,255 units) (12.00% Cumulative) (16)	—	—	997	997
		Common Shares (Permian Holdco 1, Inc.) (386,255 units)	—	—	997	997
					2,477	2,477
Permian Holdings, Inc.	Storage Tank Manufacturer	10.50% Secured Debt (Maturity - January 15, 2018)	None	1,000	338	338
Pernix Therapeutics Holdings, Inc. (11)	Pharmaceutical Royalty - Anti-Migraine	12.00% Secured Debt (Maturity - August 1, 2020)	None	3,016	2,990	2,910
Pike Corporation (8)	Construction and Maintenance Services for Electric Transmission and Distribution Infrastructure	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity - June 22, 2022) (14)	1 month LIBOR	13,334	13,070	13,411
Polycom, Inc. (8)	Provider of Audio and Video Communication Solutions	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity - September 27, 2023)	3 month LIBOR	12,089	11,617	12,194
PPC/Shift, LLC (8) (11)	Provider of Digital Solutions to Automotive Industry	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - December 22, 2021)	3 month LIBOR	7,000	6,851	6,851
Premier Dental Services, Inc. (8)	Dental Care Services	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity - November 1, 2018)	3 month LIBOR	4,511	4,497	4,494
Prowler Acquisition Corporation (8)	Specialty Distributor to the Energy Sector	LIBOR Plus 4.50% (Floor 1.00%), Current Coupon 5.50%, Secured Debt (Maturity - January 28, 2020)	3 month LIBOR	11,329	9,896	8,383
Raley’s, Inc. (8)	Family-Owned Supermarket Chain in California	LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.25%, Secured Debt (Maturity - May 18, 2022)	3 month LIBOR	4,195	4,125	4,242
Redbox Automated Retail, LLC (8)	Operator of Home Media Entertainment Kiosks	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity - September 27, 2021)	3 month LIBOR	14,344	13,925	13,989
Renaissance Learning, Inc. (8)	Technology-based K-12 Learning Solutions	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity - April 11, 2022) (14)	3 month LIBOR	12,950	12,548	12,896
RGL Reservoir Operations, Inc. (8) (9)	Oil & Gas Equipment & Services	LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity - August 13, 2021)	3 month LIBOR	3,910	3,826	880
RM Bidder, LLC (11)	Full-scale Film and Television Production and Distribution	Common Stock (1,854 units)	—	$—	$31	$29
		Series A Warrants (124,915 equivalent units, Expiration - October 20, 2025)	—	—	284	200
		Series B Warrants (93,686 equivalent units, Expiration - October 20, 2025)	—	—	—	—
					315	229
Salient Partners, LP (8)	Provider of Asset Management Services	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity - June 9, 2021)	3 month LIBOR	11,842	11,527	11,338
School Specialty, Inc. (8)	Distributor of Education Supplies and Furniture	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity - June 11, 2019)	1 month LIBOR	5,467	5,396	5,536
Sigma Electric Manufacturing Corp. (8) (11)	Manufacturer and Distributor of Electrical Fittings and Parts	LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.25%, Secured Debt (Maturity - May 13, 2019)	3 Month LIBOR	12,500	12,199	12,199
Sorenson Communications, Inc.	Manufacturer of Communication Products for Hearing Impaired	9.00% Secured Debt (Maturity - October 31, 2020) (14)	None	11,710	11,308	10,305
		LIBOR Plus 5.75% (Floor 2.25%), Current Coupon 8.00%, Secured Debt (Maturity - April 30, 2020)	3 month LIBOR	2,977	2,957	2,955
					14,265	13,260
Strike, LLC (8)	Pipeline Construction and Maintenance Services	LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.29%, Secured Debt (Maturity - November 30, 2022)	6 month LIBOR	10,000	9,667	9,900
Synagro Infrastructure Company, Inc. (8)	Waste Management Services	LIBOR Plus 5.25% (Floor 1.00%), Current Coupon 6.25%, Secured Debt (Maturity - August 22, 2020)	3 month LIBOR	2,704	2,687	2,372
TaxAct, Inc. (8)	Provider of Tax Preparation Solutions	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - January 3, 2023)	1 month LIBOR	6,500	6,369	6,549
TE Holdings, LLC	Oil & Gas Exploration & Production	Common Units (72,785 units)	—	—	728	546
Teleguam Holdings, LLC (8)	Cable and Telecom Services Provider	LIBOR Plus 7.50% (Floor 1.25%), Current Coupon 8.75%, Secured Debt (Maturity - June 10, 2019) (14)	1 month LIBOR	6,397	6,387	6,268
		LIBOR Plus 4.00% (Floor 1.25%), Current Coupon 5.25%, Secured Debt (Maturity - December 10, 2018)	1 month LIBOR	7,481	7,335	7,406
					13,722	13,674
TMC Merger Sub Corp (8)	Refractory & Maintenance Services Provider	LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.25%, Secured Debt (Maturity - October 31, 2022)	1 week LIBOR	12,500	12,376	12,438
The Topps Company, Inc. (8)	Trading Cards & Confectionary	LIBOR Plus 6.00% (Floor 1.25%), Current Coupon 7.25%, Secured Debt (Maturity - October 2, 2018)	3 month LIBOR	1,109	1,104	1,113
TOMS Shoes, LLC (8)	Global Designer, Distributor, and Retailer of Casual Footwear	LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity - October 30, 2020)	3 month LIBOR	4,913	4,573	3,635
Travel Leaders Group, LLC (8)	Travel Agency Network Provider	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - December 7, 2020)	1 month LIBOR	15,988	15,900	15,960
TVG-I-E CMN Acquisition, LLC (8) (11)	Organic Lead Generation for Online Postsecondary Schools	LIBOR Plus 6.00%, Current Coupon 7.00%, Secured Debt (Maturity - November 3, 2021)	1 month LIBOR	6,459	6,333	6,333
Unirush LLC (10) (13)	Provider of Prepaid Debit Card Solutions	12.00% Secured Debt (Maturity Date - February 1, 2019)	None	3,000	2,745	3,000
		Warrants (111,181 equivalent units, Expiration - February 2, 2026)	—	—	313	313
					3,058	3,313
U.S. Telepacific Corp. (8) (11)	Provider of Communications and Managed Services	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity - February 24, 2021)	3 month LIBOR	7,500	7,367	7,367
USJ-IMECO Holding Company, LLC (8)	Marine Interior Design and Installation	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - April 16, 2020)	3 month LIBOR	8,857	8,829	8,813

Valley Healthcare Group, LLC (8) (10) (13)	Provider of Durable Medical Equipment	LIBOR Plus 12.50% (Floor 0.50%), Current Coupon 13.12%, Secured Debt (Maturity - December 29, 2020)	1 month LIBOR	$3,239	$3,183	$3,183
		Preferred Member Units (Valley Healthcare Holding, LLC) (400 units)	—	—	400	400
					3,583	3,583
VCVH Holding Corp. (8)	Healthcare Technology Services Focused on Revenue Maximization	LIBOR Plus 9.25% (Floor 1.00%), Current Coupon 10.25%, Secured Debt (Maturity - June 1, 2024) (14)	3 month LIBOR	3,500	3,417	3,474
Volusion, LLC (10) (13)	Provider of Online Software-as-a-Service eCommerce Solutions	11.50% Secured Debt (Maturity - January 24, 2020)	None	7,500	6,484	6,484
		Preferred Member Units (2,090,001 units)	—	—	6,000	6,000
		Warrants (784,866.80 equivalent units, Expiration - January 26, 2025)	—	—	1,104	1,104
					13,588	13,588
Wellnext, LLC (8) (11)	Manufacturer of Supplements and Vitamins	LIBOR Plus 9.00% (Floor 0.50%), Current Coupon 9.85%, Secured Debt (Maturity - May 23, 2021)	3 month LIBOR	10,058	9,966	10,058
Worley Claims Services, LLC (8) (11)	Insurance Adjustment Management and Services Provider	LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.00%, Secured Debt (Maturity - October 31, 2020)	1 month LIBOR	6,370	6,326	6,370
YP Holdings LLC (8)	Online and Offline Advertising Operator	LIBOR Plus 11.00% (Floor 1.25%), Current Coupon 12.25%, Secured Debt (Maturity - June 4, 2018)	1 month LIBOR	15,280	15,016	15,241

Subtotal Non-Control/Non-Affiliate Investments (5) (91% of total portfolio investments at fair value)					$935,741	$916,393

Total Portfolio Investments					$1,002,395	$989,247

Short Term Investments (20)
Fidelity Institutional Money Market Funds (21)	—	Prime Money Market Portfolio, Class III Shares	—	—	$9,775	$9,775
UMB Bank Money Market Account (21)	—	—			642	642
US Bank Money Market Account (21)	—	—	—	—	10,672	10,672

Total Short Term Investments					$21,089	$21,089
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

The Company’s primary investment objective is to generate current income through debt and equity investments. A secondary objective of the Company is to generate long-term capital appreciation through such equity and equity-related investments including warrants, convertible securities and other rights to acquire equity securities. The Company’s portfolio strategy is to invest primarily in illiquid debt and equity securities issued by lower middle market (“LMM”) companies, which generally have annual revenues between $10 million and $150 million, and middle market (“Middle Market”) companies that are generally larger in size than the LMM companies, with annual revenues typically between $10 million and $3 billion. Our LMM and Middle Market portfolio investments generally range in size from $1 million to $15 million. The Company categorizes some of its investments in LMM companies and Middle Market companies as private loan (“Private Loan”) portfolio investments. Private Loan investments, often referred to in the debt markets as “club deals,” are investments, generally in debt instruments, that the Company originates on a collaborative basis with other investment funds. Private Loan investments are typically similar in size, structure, terms and conditions to investments the Company holds in its LMM portfolio and Middle Market portfolio. The Company’s portfolio also includes other portfolio (“Other Portfolio”) investments primarily consisting of investments managed by third parties, which differ from the typical profiles for LMM portfolio investments, Middle Market portfolio investments or Private Loan portfolio investments.

The Company previously registered for sale up to 150,000,000 shares of common stock pursuant to a registration statement on Form N-2 (File No. 333-178548) which was initially declared effective by the Securities and Exchange Commission (the “SEC”) on June 4, 2012 (the “Initial Offering”). The Initial Offering terminated on December 1, 2015. The Company raised approximately $601.2 million under the Initial Offering, including proceeds from the dividend reinvestment plan of approximately $22.0 million. The Company also registered for sale up to $1,500,000,000 worth of shares of common stock (the “Offering”) pursuant to a new registration statement on Form N-2 (File No. 333-204659), as amended, most recently declared effective on May 1, 2017. As of March 31, 2017, the Company had raised approximately $131.2 million in the Offering, including proceeds from the distribution reinvestment plan of approximately $31.4 million.

On February 22, 2017, the Company’s board of directors, after determining that it would be in the best interest of the Company and its stockholders to do so, decided to continue the Offering until September 30, 2017 and authorized the closing of the Offering to new investors (the “Closing”) to occur on or about such date. The Company’s board of directors previously authorized the Closing to occur on or about March 31, 2017, subject to the board of directors’ final approval. The board of directors retained its right to provide final approval on the specific terms of the Closing, including its right to accelerate the Closing or to further continue the Company’s Offering if the board of directors determines that it is in the best interests of the Company and its stockholders to do so.

The Company’s wholly-owned subsidiaries, HMS Funding I LLC (“HMS Funding”), HMS Equity Holding, LLC (“HMS Equity Holding”) and HMS Equity Holding II, Inc. (“HMS Equity Holding II”) were each organized as Delaware limited liability companies. HMS Funding was created pursuant to the EverBank Credit Facility (as defined below in Note 5 - Borrowings) in order to function as a “Structured Subsidiary,” which is permitted to incur debt outside of the EverBank Credit Facility since it is not a guarantor under the EverBank Credit Facility. HMS Equity Holding and HMS Equity Holding II, which have elected to be taxable entities, primarily hold equity investments in certain portfolio companies which are “pass through” entities for tax purposes.

The business of the Company is managed by HMS Adviser LP (the “Adviser”), a Texas limited partnership and affiliate of Hines Interests Limited Partnership (“Hines”), under an Investment Advisory and Administrative Services Agreement dated May 31, 2012 (as amended, the “Investment Advisory Agreement”). The Company and the Adviser have retained MSC Adviser I, LLC (the “Sub-Adviser”), a wholly owned subsidiary of Main Street Capital Corporation (“Main Street”), a New York Stock Exchange listed BDC, as the Company’s investment sub-adviser, pursuant to an Investment Sub-Advisory Agreement (the “Sub-Advisory Agreement”), to identify, evaluate, negotiate and structure prospective investments, make investment and portfolio management recommendations for approval by the Adviser, monitor the Company’s investment portfolio and provide certain ongoing administrative services to the Adviser. The Adviser and the Sub-Adviser are collectively referred to as the “Advisers,” and each is registered as an investment adviser under the Investment Advisers Act of 1940, as amended. Upon the execution of the Sub-

Advisory Agreement, Main Street became an affiliate of the Company. The Company has engaged Hines Securities, Inc. (the “Dealer Manager”), an affiliate of the Adviser, to serve as the Dealer Manager for the Offering. The Dealer Manager is responsible for marketing the Company’s common stock.

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company’s wholly-owned consolidated subsidiaries, HMS Funding, HMS Equity Holding and HMS Equity Holding II. All intercompany accounts and transactions have been eliminated in consolidation. Under the 1940 Act rules, regulations pursuant to Articles 6 and 10 of Regulation S-X and Topic 946, Financial Services - Investment Companies, of the Accounting Standards Codification, as amended (the “ASC”), of the Financial Accounting Standards Board (the “FASB”), Financial Services-Investment Companies, the Company is precluded from consolidating portfolio company investments, including those in which the Company has a controlling interest, unless the portfolio company is a wholly-owned investment company. An exception to this general principle occurs if the Company owns a controlled operating company whose purpose is to provide services to the Company such as an investment adviser or transfer agent. None of the Company’s investments qualifies for this exception. Therefore, the Company’s portfolio company investments, including those in which the Company has a controlling interest, are carried on the Condensed Consolidated Balance Sheet at fair value, as discussed below, with changes to fair value recognized as “Net Unrealized Appreciation (Depreciation)” on the Condensed Consolidated Statements of Operations until the investment is realized, usually upon exit, resulting in any gain or loss on exit being recognized as a realized gain or loss. However, in the event that any controlled subsidiary exceeds the tests of significance set forth in Rules 3-09 or 4-08(g) of Regulation S-X, the Company will include required financial information for such subsidiary in the notes or as an attachment to its condensed consolidated financial statements.

The unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the Company’s results for the interim periods presented. The results of operations for interim periods are not indicative of results to be expected for the full year.

Amounts as of December 31, 2016 included in the unaudited condensed consolidated financial statements have been derived from the Company’s audited consolidated financial statements as of that date. All intercompany accounts and transactions have been eliminated in consolidation. Certain financial information that is normally included in annual financial statements, including certain financial statement footnotes, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year. Therefore, these financial statements should be read in conjunction with the Company’s financial statements and notes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the SEC on March 7, 2017.

Reclassifications

Certain amounts in the Condensed Consolidated Balance Sheet and the Condensed Consolidated Statement of Cash Flows related to base management fees payable and directors’ fees payable have been disaggregated from due to affiliates and accounts payable and other liabilities, respectively, as of March 31, 2017. Certain amounts in the Condensed Consolidated Statements of Operations related to income taxes have been disaggregated from other general and administrative expenses as of March 31, 2017. Additionally, the presentation of investment income has been changed to separately state interest income, fee income and dividend income in the Condensed Consolidated Statements of Operations. The prior periods have been reclassified to conform to this presentation as of March 31, 2017.

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

As of March 31, 2017, the Company had five debt investments in four portfolio companies that were more than 90 days past due including two debt investments in one portfolio company that was on non-accrual status. The Company also had two additional investments in two portfolio companies on non-accrual status. Each of these portfolio companies experienced a significant decline in credit quality raising doubt regarding the Company’s ability to collect the principal and interest contractually due. Given the credit deterioration of these portfolio companies, the Company ceased accruing interest income on the non-accrual debt investments and wrote off any previously accrued interest deemed uncollectible. Aside from these four investments on non-accrual status as of March 31, 2017, the Company is not aware of any material changes to the creditworthiness of the borrowers underlying its debt investments.

As of December 31, 2016, the Company had five debt investments in four portfolio companies that were more than 90 days past due (two of which were in the oil and gas industry), including three debt investments in two portfolio companies that were on non-accrual status. Each of these portfolio companies experienced a significant decline in credit quality raising doubt regarding the Company’s ability to collect the principal and interest contractually due. Given the credit deterioration, the Company ceased accruing interest income on the non-accrual debt investments and wrote off any previously accrued interest deemed uncollectible.

From time to time, the Company may hold debt instruments in its investment portfolio that contain a payment-in-kind (“PIK”) interest provision. If these borrowers elect to pay or are obligated to pay interest under the optional PIK provision and, if deemed collectible in management’s judgment, then the interest would be computed at the contractual rate specified in the investment’s credit agreement, recorded as interest income and periodically added to the principal balance of the investment. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. The Company stops accruing PIK interest and writes off any accrued and uncollected interest in arrears when it determines that such PIK interest in arrears is no longer collectible.

As of both March 31, 2017 and December 31, 2016, the Company held 19 investments which contained a PIK provision. As of March 31, 2017, three of the 19 investments with PIK provisions were on non-accrual status. No PIK interest was recorded on these three non-accrual investments during the three months ended March 31, 2017. As of December 31, 2016, two of the 19 investments with PIK provisions were on non-accrual status. No PIK interest was recorded on these investments during the year ended December 31, 2016. For the three months ended March 31, 2017 and 2016, the Company capitalized $320,000 and $8,000, respectively, of PIK interest income. The Company stops accruing PIK interest and writes off any accrued and uncollected interest in arrears when it determines that such PIK interest in arrears is no longer collectible.

The Company may periodically provide services, including structuring and advisory services, to its portfolio companies or other third parties. The income from such services is non-recurring. For services that are separately identifiable and evidence exists to substantiate fair value, income is recognized as earned, which is generally when the investment or other applicable transaction closes. For the three months ended March 31, 2017 and 2016, the Company recognized $785,000 and $275,000 respectively, of fee income received from its portfolio companies or other third parties, which accounted for approximately 3.1% and 1.3%, respectively, of the Company’s total investment income during such period. Fees received in connection with debt financing transactions for services that do not meet these criteria are treated as debt origination fees and are deferred and accreted into interest income over the life of the financing.

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

Note 3 — Fair Value Hierarchy for Investments

Fair Value Hierarchy

ASC Topic 820, Fair Value Measurement and Disclosures (“ASC 820”) establishes a hierarchal disclosure framework which prioritizes and ranks the level of market price observability of inputs used in measuring investments at fair value. Market price observability is affected by a number of factors, including the type of investment and the characteristics specific to the investment.

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

As of March 31, 2017 and December 31, 2016, the Company’s investment portfolio was comprised of debt securities, equity investments, and Other Portfolio investments. The fair value determination for these investments primarily consisted of unobservable (Level 3) inputs.

As of March 31, 2017 and December 31, 2016, all of the Company’s LMM portfolio investments consisted of illiquid securities issued by private companies. The fair value determination for the LMM portfolio investments primarily consisted of unobservable inputs. As a result, all of the Company’s LMM portfolio investments were categorized as Level 3 as of March 31, 2017 and December 31, 2016.

As of March 31, 2017 and December 31, 2016, the Company’s Middle Market portfolio investments consisted primarily of investments in secured and unsecured debt investments and independently rated debt investments. The fair value determination for these investments consisted of a combination of (1) observable inputs in non-active markets for which sufficient observable inputs were available to determine the fair value of these investments, (2) observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and (3) unobservable inputs. As a result, all of the Company’s Middle Market portfolio investments were categorized as Level 3 as of March 31, 2017 and December 31, 2016.

As of March 31, 2017 and December 31, 2016, the Company’s Private Loan portfolio investments consisted primarily of debt investments. The fair value determination for Private Loan investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of the Company’s Private Loan portfolio investments were categorized as Level 3 as of March 31, 2017 and December 31, 2016.

As of March 31, 2017 and December 31, 2016, the Company’s Other Portfolio investments consisted of illiquid securities issued by private companies. The Company relies primarily on information provided by managers of private investment funds in valuing these investments and considers whether it is appropriate, in light of all relevant circumstances, to value the Other Portfolio investments at the net asset value (“NAV”) reported by the private investment fund at the time of valuation or to adjust the value to reflect a premium or discount. The fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of the Company’s Other Portfolio equity investments were categorized as Level 3 as of March 31, 2017 and December 31, 2016.

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

•
Current financial ratios (e.g., fixed charge coverage ratio, interest coverage ratio, and net debt/earnings before interest, tax, depreciation and amortization (“EBITDA”) ratio) applicable to the investment;

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

The following table presents fair value measurements of the Company’s investments, by major class, as of March 31, 2017 according to the fair value hierarchy (dollars in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First lien secured debt investments	$—	$—	$766,621	$766,621
Second lien secured debt investments	—	—	104,402	104,402
Unsecured debt investments	—	—	16,580	16,580
Equity investments	—	—	71,506	71,506
Total	$—	$—	$959,109	$959,109

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

The following table presents fair value measurements of the Company’s investments, by investment classification, segregated by the level within the fair value hierarchy as of March 31, 2017 (dollars in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
LMM portfolio investments	$—	$—	$122,940	$122,940
Private Loan investments	—	—	237,683	237,683
Middle Market investments	—	—	577,582	577,582
Other Portfolio investments	—	—	20,904	20,904
Total	$—	$—	$959,109	$959,109

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

The significant unobservable inputs used in the fair value measurement of the Company’s LMM, Middle Market and Private Loan debt investments are (i) risk adjusted discount rates used in the yield-to-maturity valuation technique (described in Note 2 - Basis of Presentation and Summary of Significant Accounting Policies-Valuation of Portfolio Investments in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the SEC on March 7, 2017) and (ii) the percentage of expected principal recovery. Increases (decreases) in any of these discount rates in isolation could result in a significantly lower (higher) fair value measurement. Increases (decreases) in any of these expected principal recovery percentages in isolation could result in a significantly higher (lower) fair value measurement. The significant unobservable inputs used in the fair value measurement of the Company’s LMM equity securities and Private Loan equity securities, which are generally valued through an average of the discounted cash flow technique and the market comparable/enterprise value technique (unless one of these approaches is not applicable), are (i) EBITDA multiples and (ii) the weighted average cost of capital (“WACC”). Increases (decreases) in EBITDA multiple inputs in isolation could result in a significantly higher (lower) fair value measurement. Conversely, increases (decreases) in WACC inputs in isolation could result in a significantly lower (higher) fair value measurement. However, due to the nature of certain investments, fair value measurements may be based on other criteria, such as third-party appraisals of collateral and fair values as determined by independent third parties, which are not presented in the table below.

The following table, which is not intended to be all inclusive, presents the significant unobservable inputs of the Company’s Level 3 investments as of March 31, 2017 (dollars in thousands):

	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range	Weighted Average (2)
LMM equity investments	$40,661	Discounted Cash Flow	WACC	10.7% - 16.8%	12.6%
		Market Approach/Enterprise Value	EBITDA Multiples (1)	3.5x - 10.0x	6.9x
LMM debt investments	82,279	Discounted Cash Flow	Expected Principal Recovery	23.1% - 100.0%	98.1%
			Risk Adjusted Discount Factor	10.3% - 19.0%	12.1%
Private Loan debt investments	172,572	Discounted Cash Flow	Expected Principal Recovery	3.0% - 100.0%	99.9%
			Risk Adjusted Discount Factor	4.8% - 14.2%	8.1%
	59,355	Market Approach	Third Party Quotes	35.8% - 101.0%	97.2%
Private Loan equity investments	5,756	Market Approach/Enterprise Value	EBITDA Multiples (1)	5.0x - 9.5x	8.9x
		Discounted Cash Flow	WACC	10.2% - 12.9%	10.7%
Middle Market debt investments	573,397	Market Approach	Third Party Quotes	26.5% - 105.0%	95.4%
Middle Market equity investments	4,185	Market Approach	Third Party Quotes	$7.1 - $337.5	$257.4
Other Portfolio investments	20,904	Market Approach	NAV (1)	85.6% - 101.7%	98.2%
	$959,109
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

The following table, which is not intended to be all inclusive, presents the significant unobservable inputs of the Company’s Level 3 investments as of December 31, 2016 (dollars in thousands):

	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range	Weighted Average (2)
LMM equity investments	$37,616	Discounted Cash Flows	WACC	10.7% - 16.6%	12.7%
		Market Approach/ Enterprise Value	EBITDA Multiples (1)	3.3x - 11.5x	6.9x
LMM debt portfolio investments	78,444	Discounted Cash Flows	Expected Principal Recovery	100.0% - 100.0%	100.0%
			Risk Adjusted Discount Factor	8.5% - 21.0%	11.3%
Private Loan debt investments	165,968	Discounted Cash Flows	Expected Principal Recovery	3.0% - 100.0%	99.9%
			Risk Adjusted Discount Factor	4.8% - 14.2%	8.3%
	39,066	Market Approach	Third Party Quotes	96.5% - 100.4%	99.7%
Private Loan equity investments	6,323	Market Approach/ Enterprise Value	EBITDA Multiples (1)	5.0x - 9.5x	8.3x
		Discounted Cash Flows	WACC	10.6% - 13.2%	11.8%
Middle Market debt investments	638,374	Market Approach	Third Party Quotes	22.5% - 108.0%	95.7%
Middle Market equity investments	5,090	Market Approach	Third Party Quotes	75.0% - 337.5%	281.8%
Other Portfolio investments	18,366	Market Approach	NAV (1)	92.5% - 101.0%	99.0%
	$989,247
(1) May include pro forma adjustments and/or other add-backs based on specific circumstances related to each investment.
(2) Weighted average excludes investments for which the significant unobservable input was not utilized in the fair value determination.

The following table provides a summary of changes in fair value of the Company’s Level 3 portfolio investments for the three months ended March 31, 2017 (dollars in thousands):

Type of Investment	January 1, 2017 Fair Value	PIK Interest Accrual	New Investments(1)	Sales/ Repayments	Net Unrealized Appreciation (Depreciation)(2)	Net Realized Gain (Loss)	March 31, 2017 Fair Value
LMM Equity	$37,616	$—	$3,118	$(273)	$240	$(40)	$40,661
LMM Debt	78,444	46	9,890	(4,112)	(1,989)	—	82,279
Private Loan Equity	6,323	—	1,381	(2,917)	(1,579)	2,548	5,756
Private Loan Debt	205,034	77	38,377	(9,613)	(1,948)	—	231,927
Middle Market Debt	638,374	146	55,791	(122,771)	1,725	132	573,397
Middle Market Equity	5,090	51	—	—	(956)	—	4,185
Other Portfolio	18,366	—	2,796	—	(258)		20,904
Total	$989,247	$320	$111,353	$(139,686)	$(4,765)	$2,640	$959,109
(1) Column includes changes to investments due to the net accretion of discounts/premiums and amortization of fees.
(2) Column does not include unrealized appreciation (depreciation) on unfunded commitments.

The following table provides a summary of changes in fair value of the Company’s Level 3 portfolio investments for the three months ended March 31, 2016 (dollars in thousands):

Type of Investment	January 1, 2016 Fair Value	PIK Interest Accrual	New Investments(1)	Sales/ Repayments	Net Unrealized Appreciation (Depreciation) (2)	Net Realized Gain (Loss)	March 31, 2016 Fair Value
LMM Equity	$24,165	$(72)	$613	$—	$2,957	$—	$27,663
LMM Debt	61,295	16	5,356	(1,218)	396	—	65,845
Private Loan Equity	530	—	502	—	(74)	—	958
Private Loan Debt	110,558	56	16,129	(7,516)	(567)	(160)	118,500
Middle Market Debt	645,913	8	48,136	(48,794)	(16,943)	(486)	627,834
Other Portfolio	10,527	—	6,537	—	(32)	—	17,032
Total	$852,988	$8	$77,273	$(57,528)	$(14,263)	$(646)	$857,832
(1) Column includes changes to investments due to the net accretion of discounts/premiums and amortization of fees.
(2) Column does not include unrealized appreciation (depreciation) on unfunded commitments.

The total net unrealized depreciation for the three months ended March 31, 2017 and 2016 included in the Condensed Consolidated Statement of Operations that related to Level 3 assets still held as of March 31, 2017 and 2016 was approximately $0.9 million and $16.1 million, respectively. For the three months ended March 31, 2017 and 2016, there were no transfers between Level 2 and Level 3 portfolio investments.

Portfolio Investment Composition

The composition of the Company’s investments as of March 31, 2017, at cost and fair value, was as follows (dollars in thousands):

	Investments at Cost	Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First lien secured debt investments	$787,222	80.6%	$766,621	79.9%
Second lien secured debt investments	107,276	11.0	104,402	10.9
Unsecured debt investments	16,212	1.7	16,580	1.7
Equity investments	63,988	6.5	69,359	7.3
Equity warrants	2,325	0.2	2,147	0.2
Total	$977,023	100.0%	$959,109	100.0%

The composition of the Company’s investments as of December 31, 2016, at cost and fair value, was as follows (dollars in thousands):

	Investments at Cost	Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First lien secured debt investments	$809,280	80.7%	$791,126	80.0%
Second lien secured debt investments	117,339	11.7	114,652	11.6
Unsecured debt investments	16,126	1.6	16,074	1.6
Equity investments	56,974	5.7	63,569	6.4
Equity warrants	2,676	0.3	3,826	0.4
Total	$1,002,395	100.0%	$989,247	100.0%

The composition of the Company’s investments by geographic region as of March 31, 2017, at cost and fair value, was as follows (dollars in thousands) (since the Other Portfolio investments do not represent a single geographic region, this information excludes Other Portfolio investments):

	Investments at Cost	Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Northeast	$146,977	15.4%	$142,967	15.3%
Southeast	188,241	19.7	194,468	20.7
West	168,531	17.6	157,051	16.7
Southwest	183,282	19.2	176,223	18.8
Midwest	195,008	20.4	195,431	20.8
Non-United States	73,545	7.7	72,065	7.7
Total	$955,584	100.0%	$938,205	100.0%

The composition of the Company’s investments by geographic region as of December 31, 2016, at cost and fair value, was as follows (dollars in thousands) (since the Other Portfolio investments do not represent a single geographic region, this information excludes Other Portfolio investments):

	Investments at Cost	Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Northeast	$144,465	14.6%	$141,637	14.6%
Southeast	185,803	18.9	193,616	19.9
West	177,572	18.1	167,544	17.3
Southwest	188,455	19.2	181,894	18.7
Midwest	217,603	22.1	218,540	22.5
Non-United States	69,854	7.1	67,650	7.0
Total	$983,752	100.0%	$970,881	100.0%

The composition of the Company’s total investments by industry as of March 31, 2017 and December 31, 2016, at cost and fair value was as follows (since the Other Portfolio investments do not represent a single industry, this information excludes Other Portfolio investments):

	Cost		Fair Value
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Media	8.5%	7.7%	8.4%	7.6%
Hotels, Restaurants, and Leisure	8.2	8.0	8.3	8.1
Commercial Services and Supplies	8.1	9.1	8.1	9.2
Construction and Engineering	5.9	4.6	6.1	4.8
Diversified Consumer Services	3.9	2.8	3.7	2.7
Energy Equipment and Services	3.9	3.7	3.2	2.8
IT Services	3.9	4.6	4.1	4.7
Electronic Equipment, Instruments & Components	3.8	3.7	3.9	3.7
Communications Equipment	3.6	4.7	3.9	4.9
Internet Software and Services	3.6	5.1	3.7	5.2
Diversified Telecommunication Services	3.2	3.1	3.2	3.0
Specialty Retail	3.1	3.9	2.4	3.3
Food Products	2.9	2.7	2.8	2.5
Leisure Equipment and Products	2.6	0.8	2.6	0.8
Health Care Equipment and Supplies	2.3	2.2	2.3	2.3
Diversified Financial Services	2.2	1.9	2.2	1.9
Aerospace and Defense	2.1	1.9	2.1	1.8
Auto Components	2.0	3.1	2.0	3.2
Machinery	1.9	1.5	2.4	1.9
Distributors	1.7	1.6	1.7	1.7
Oil, Gas, and Consumable Fuels	1.7	0.9	1.6	0.9
Software	1.6	2.6	1.7	2.7
Food & Staples Retailing	1.5	1.4	1.5	1.5
Health Care Providers and Services	1.4	2.2	1.4	2.4
Internet and Catalog Retail	1.4	1.4	1.2	1.2
Healthcare Technology	1.3	1.3	1.4	1.3
Capital Markets	1.2	1.2	1.2	1.2
Pharmaceuticals	1.2	1.2	1.0	1.2
Trading Companies and Distributors	1.2	1.0	1.2	1.0
Construction Materials	1.1	1.0	1.1	1.1
Computers and Peripherals	1.0	1.0	1.2	1.1
Electrical Equipment	0.9	0.9	1.0	1.0
Marine	0.9	0.9	0.9	0.9
Professional Services	0.9	1.0	1.0	1.0
Tobacco	0.9	1.1	0.9	1.1
Personal Products	0.8	0.8	0.8	0.8
Building Products	0.6	0.6	0.6	0.6
Insurance	0.6	0.6	0.7	0.6
Consumer Finance	0.5	0.3	0.6	0.4
Textiles, Apparel & Luxury Goods	0.5	0.5	0.4	0.4
Air Freight & Logistics	0.3	0.3	0.4	0.4
Containers and Packaging	0.3	0.3	0.3	0.3
Publishing	0.3	0.3	0.4	0.3
Airlines	0.2	0.2	0.2	0.2
Chemicals	0.2	0.2	0.1	0.2
Oil and Gas Exploration and Production	0.1	0.1	0.1	0.1
Total	100.0%	100.0%	100.0%	100.0%

Note 4 — Unconsolidated Significant Subsidiaries

In accordance with Rules 3-09 and 4-08(g) of Regulation S-X, the Company must determine which of its unconsolidated controlled portfolio companies, if any, are considered "significant subsidiaries." After performing this analysis, the Company determined that GRT Rubber Technologies, LLC (“GRT”) was a significant subsidiary for the three months ended March 31, 2016, under at least one of the significance conditions of Rule 4-08(g) of Regulation S-X.  The Company had no “significant subsidiaries” under Rule 3-09 for the three months ended March 31, 2017 and 2016 or for the year ended December 31, 2016, and under Rule 4-08(g) of Regulation S-X for the three months ended March 31, 2017 or for the year ended December 31, 2016.

The following tables show the summarized financial information for GRT (dollars in thousands):

	As of
	March 31, 2017	December 31, 2016
Balance Sheet Data
Current assets	$9,308	$8,326
Noncurrent assets	31,209	32,107
Current liabilities	4,408	2,941
Non Current liabilities	18,250	18,563

	For the three months ended March 31,
	2017	2016
Summary of Operations
Total revenue	$6,931	$7,000
Gross profit	1,553	1,694
Income from operations	402	613
Net loss	(211)	(61)

Note 5 — Borrowings

On March 11, 2014, the Company entered into a senior secured revolving credit agreement with Capital One, National Association (“Capital One”), as administrative agent, and with Capital One and other financial institutions as lenders. On March 6, 2017, this credit facility was amended and restated (as amended and restated, the “EverBank Credit Facility”) to, among other things, extend the maturity date to March 6, 2020, reduce revolver commitments from $125.0 million to $95.0 million, and assign Capital One’s role as administrative agent to EverBank Commercial Finance, Inc. (“EverBank”). Borrowings under the EverBank Credit Facility bear interest, subject to the Company’s election, on a per annum basis equal to (i) the adjusted London Interbank Offered Rate (“LIBOR”) rate plus 2.75% or (ii) the base rate plus 1.75%. The base rate is defined as the higher of (a) the prime rate, (b) the Federal Funds Rate (as defined in the credit agreement) plus 0.5% or (c) the adjusted LIBOR rate plus 1.0%. The adjusted LIBOR rate is defined in the credit agreement for the EverBank Credit Facility as the one-month LIBOR rate plus such amount as adjusted for statutory reserve requirements for Eurocurrency liabilities. As of March 31, 2017, the one-month LIBOR rate was 0.98%. The Company pays an annual unused commitment fee of 0.300% on the unused revolver commitments if more than 50% of the revolver commitments are being used and an annual unused commitment fee of 0.625% on the unused revolver commitments if less than 50% of the revolver commitments are being used.

The EverBank Credit Facility permits the creation of certain “Structured Subsidiaries,” which are not guarantors under the EverBank Credit Facility and which are permitted to incur debt outside of the EverBank Credit Facility. Borrowings under the EverBank Credit Facility are secured by all of the Company’s assets, other than the assets of the Structured Subsidiaries, as well as all of the assets, and a pledge of equity ownership interests, of any future subsidiaries of the Company (other than Structured Subsidiaries). The credit agreement for the EverBank Credit Facility contains affirmative and negative covenants usual and customary for credit facilities of this nature, including (i) maintaining a minimum interest coverage ratio of at least 2.00 to 1.00; (ii) maintaining an asset coverage ratio of at least 2.10 to 1.00; and (iii) maintaining a minimum consolidated tangible net worth, excluding Structured Subsidiaries, of at least the greater of (a) the aggregate amount of the revolver commitments or (b) $50.0 million. Further, the EverBank Credit Facility contains limitations on incurrence of other indebtedness (other than by the Structured Subsidiaries), limitations on industry concentration, and an anti-hoarding provision to protect the collateral under the EverBank Credit Facility. Additionally, the Company must provide information to EverBank on a regular basis, preserve its corporate existence, comply with applicable laws, including the 1940 Act, pay obligations when they become due, and invest the proceeds of the sales of common stock in accordance with its investment objectives and strategies (as set forth in the EverBank Credit Facility). Further, the credit agreement contains usual and customary default provisions including: (i) a default in the payment of interest and principal; (ii) insolvency or bankruptcy of the Company; (iii) a material adverse change in the Company’s business; or (iv) breach of any covenant, representation or warranty in the loan agreement or other credit documents and failure to cure such breach within defined periods. Additionally, the EverBank Credit Facility requires the company to obtain written approval from the administrative agent prior to entering into any material amendment, waiver or other modification of any provision of the Investment Advisory Agreement. As of March 31, 2017, the Company was not aware of any instances of noncompliance with covenants related to the EverBank Credit Facility.

On June 2, 2014, HMS Funding entered into a credit agreement (the “Deutsche Bank Credit Facility”) among HMS Funding, as borrower, the Company, as equityholder and as servicer, Deutsche Bank AG, New York Branch (“Deutsche Bank”), as administrative agent, the financial institutions party thereto as lenders (together with Deutsche Bank, the “HMS Funding Lenders”), and U.S. Bank National Association, as collateral agent and collateral custodian. The Deutsche Bank Credit Facility was amended and restated on May 18, 2015 and subsequently has been amended on multiple occasions, most recently on February 9, 2016, increasing the revolver commitments to $385.0 million. The Company contributes certain assets to HMS Funding from time to time, as permitted under the EverBank Credit Facility, as collateral to secure the Deutsche Bank Credit Facility.

Under the Deutsche Bank Credit Facility, interest is calculated as the sum of the index plus the applicable margin of 2.50%. If the Deutsche Bank Credit Facility is funded via an asset backed commercial paper conduit, the index will be the related commercial paper rate; otherwise, the index will be equal to one-month LIBOR. As of March 31, 2017, the one-month LIBOR rate was 0.98%. The Deutsche Bank Credit Facility provides for a revolving period until December 16, 2017, unless otherwise extended with the consent of the HMS Funding Lenders. The amortization period begins the day after the last day of the revolving period and ends on June 16, 2020, the maturity date. During the amortization period, the applicable margin will increase by 0.25%. During the revolving period, HMS Funding will pay a utilization fee equal to 2.50% of the undrawn amount of the required utilization, which is 75% of the loan commitment amount. HMS Funding will incur an undrawn fee equal to 0.40% per annum of the difference between the aggregate commitments and the outstanding advances under the facility, provided that the undrawn fee relating to any utilization shortfall will not be payable to the extent that the utilization fee relating to such utilization shortfall is incurred. Additionally, per the terms of a fee letter executed on May 18, 2015, HMS Funding pays Deutsche Bank an administrative agent fee of 0.25% of the aggregate revolver commitments.

HMS Funding’s obligations under the Deutsche Bank Credit Facility are secured by a first priority security interest in its assets, including all of the present and future property and assets of HMS Funding. The Deutsche Bank Credit Facility contains affirmative and negative covenants usual and customary for credit facilities of this nature, including maintaining a positive tangible net worth, limitations on industry concentration and complying with all applicable laws. The Deutsche Bank Credit Facility contains usual and customary default provisions including: (i) a default in the payment of interest and principal; (ii) insolvency or bankruptcy of the Company; (iii) the occurrence of a change of control; or (iv) any uncured breach of a covenant, representation or warranty in the Deutsche Bank Credit Facility. As of March 31, 2017, the Company was not aware of any instances of noncompliance with covenants related to the Deutsche Bank Credit Facility.

As of March 31, 2017, the Company had borrowings of $68.0 million outstanding on the EverBank Credit Facility, and had borrowings of $318.0 million outstanding on the Deutsche Bank Credit Facility, both of which the Company estimated approximated fair value.

Note 6 – Financial Highlights

The following is a schedule of financial highlights of the Company for the three months ended March 31, 2017 and 2016.

Per Share Data:	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
NAV at beginning of period	$8.15	$7.88
Results from Operations
Net investment income (1) (2)	0.20	0.19
Net realized appreciation (depreciation) (1) (2)	0.04	(0.01)
Net unrealized depreciation (1) (2)	(0.06)	(0.22)
Net increase (decrease) in net assets resulting from operations	0.18	(0.04)
Stockholder distributions (1) (3)
Distributions from net investment income (1) (2)	(0.14)	(0.17)
Distributions from realized appreciation (1) (2)	(0.03)	—
Net decrease in net assets resulting from stockholder distributions	(0.17)	(0.17)
Capital share transactions
Issuance of common stock above NAV, (4) net of offering costs (1)	—	—
Net increase in net assets resulting from capital share transactions	—	—
NAV at end of the period	$8.16	$7.67

Shares outstanding at end of period	75,668,707	64,661,916
Weighted average shares outstanding	74,853,781	63,230,882

(1)	Based on weighted average number of shares of common stock outstanding for the period.

(2)	Changes in net investment income and realized and unrealized appreciation (depreciation) from investments can change significantly from period to period.

(3)	The stockholder distributions represent the stockholder distributions declared for the period.

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

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
	(dollars in thousands)
NAV at end of period	$617,309	$495,673
Average net assets	$607,571	$493,663
Average Credit Facilities borrowings	$399,500	$387,500

Ratios to average net assets:
Ratio of total expenses to average net assets (1)	1.68%	1.83%
Ratio of net investment income to average net assets (1)	2.49%	2.48%
Portfolio turnover ratio	14.34%	6.73%
Total return (2)	2.21%	(0.52)%

(1)
For the three months ended March 31, 2017 and 2016, the Advisers did not waive base management fees but waived subordinated incentive fees of approximately $1.5 million and $493,000, respectively, and administrative services expenses of approximately $661,000 and $533,000, respectively. The ratio is calculated by reducing the expenses to reflect the waiver of expenses and reimbursement of administrative services in both periods presented. Excluding interest expense, the ratio of total expenses to average net assets for the three months ended March 31, 2017 and March 31, 2016 was 1.02% and 1.08%, respectively. See Note 10-Related Party Transactions and Arrangements for further discussion of fee waivers provided by the Advisers.

(2)
Total return is calculated on the change in NAV per share and stockholder distributions declared per share over the reporting period. The total return does not reflect the sales load from the sale of the Company’s common stock.

Note 7 – Stockholder Distributions

The following table reflects the cash distributions per share that the Company declared on its common stock during the three months ended March 31, 2017 and 2016 (dollars in thousands except per share amounts).

	Distributions
	Per Share	Amount
2017
Three months ended March 31, 2017	$0.17	$12,922
2016
Three months ended March 31, 2016	$0.17	$11,037

On March 23, 2017, with the authorization of the Company’s board of directors, the Company declared distributions to its stockholders for the period of April 2017 through June 2017. These distributions have been, or will be, calculated based on stockholders of record each day from April 1, 2017 through June 30, 2017 in an amount equal to $0.00191781 per share, per day. Distributions are paid on the first business day following the completion of each month to which they relate.

The Company has adopted an “opt in” distribution reinvestment plan for its stockholders. As a result, if the Company makes a distribution, its stockholders will receive distributions in cash unless they specifically “opt in” to the distribution reinvestment plan so as to have their cash distributions reinvested in additional shares of the Company’s common stock.

The following table reflects the sources of the cash distributions that the Company declared and, in some instances, paid on its common stock during the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
	(dollars in thousands)
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Net realized income from operations (before waiver of incentive fees)	$12,922	100%	$11,037	100%
Waiver of incentive fees	—	—	—	—
Distributions in excess of net investment income (1)	—	—	—	—
Total	$12,922	100%	$11,037	100%

(1)	Includes adjustments made to GAAP basis net investment income to arrive at taxable income available for distributions. See Note 8 for the sources of the Company’s cash distributions on a tax basis.

The Company may fund its cash distributions from all sources of funds legally available, including stock offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to it on account of preferred and common equity investments in portfolio companies, and fee and expense waivers from its Advisers. The Company has not established limits on the amount of funds that the Company may use from legally available sources to make distributions. The Company expects that for the foreseeable future, a portion of the distributions may be paid from sources other than net realized income from operations, which may include stock offering proceeds, borrowings, and fee and expense waivers from the Advisers. See Note 10 - Related Party Transactions and Arrangements - Advisory Agreements and Conditional Fee Waiver.

The Company’s distributions may exceed its earnings and, as a result, a portion of the distributions it makes may represent a return of capital for U.S. federal income tax purposes. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.

Note 8 – Taxable Income

The Company has elected to be treated for U.S. federal income tax purposes as a RIC. As a RIC, the Company generally will not incur corporate-level U.S. federal income taxes on net ordinary income or capital gains that the Company timely distributes each taxable year as dividends to its stockholders. To qualify as a RIC in any taxable year, the Company must, among other things, satisfy certain source-of-income and asset diversification requirements. In addition, the Company must distribute an amount in each taxable year generally at least equal to 90% of its investment company taxable income, determined without regard to any deduction for dividends paid, in order to maintain its ability to be subject to taxation as a RIC. As a part of maintaining its RIC status, undistributed taxable income (subject to a 4% excise tax) pertaining to a given taxable year may be distributed up to 12 months subsequent to the end of that taxable year, provided such distributions are declared prior to the earlier of eight-and-one-half months after the close of that taxable year or the filing of the federal income tax return for such prior taxable year. In order to avoid the 4% excise tax, the Company needs to distribute, in respect of each calendar year an amount at least equal to the sum of (1) 98.0% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of its capital gain in excess of capital loss, or capital gain net income, (adjusted for certain ordinary losses) for the one-year period ending October 31 in that calendar year (or, if the Company so elects for that calendar year) and (3) any net ordinary income and capital gain net income for preceding years that was not distributed with respect to such years and on which the Company incurred no U.S. federal income tax. For the taxable year ended December 31, 2015, the Company distributed $3.8 million, or $0.0615 per share, of its taxable income in 2016, prior to the filing of its federal income tax return for the 2015 taxable year. As a result, the Company was subject to a $119,000 nondeductible excise tax for the 2015 taxable year. For the taxable year ended December 31, 2016, the Company distributed $7.3 million, or $0.099478 per share, of our taxable income in 2017, prior to the filing of our federal income tax return for our 2016 taxable year. As a result, the Company was subject to a 4% nondeductible federal excise tax liability of approximately $246,000.

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes, which provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits, if any, in income tax expense. There were no material uncertain income tax positions through March 31, 2017. The 2014 through 2016 tax years remain subject to examination by U.S. federal and most state tax authorities.

The Company has formed wholly-owned subsidiaries, HMS Equity Holding and HMS Equity Holding II, which have elected to be taxable entities. HMS Equity Holding and HMS Equity Holding II primarily hold equity investments in portfolio companies which are treated as “pass through” entities for tax purposes. HMS Equity Holding and HMS Equity Holding II are consolidated for financial reporting purposes, and the portfolio investments held by each entity are included in the condensed consolidated financial statements as portfolio investments recorded at fair value. HMS Equity Holding and HMS Equity Holding II are not consolidated with the Company for income tax purposes and may generate income tax expense, or benefit, and the related tax assets and liabilities, as a result of its ownership of certain portfolio investments. This income tax expense, or benefit, if any, and the related tax assets and liabilities, are reflected in the Company’s condensed consolidated financial statements.

Listed below is a reconciliation of “Net increase (decrease) in net assets resulting from operations” to taxable income and to total distributions declared to common stockholders for the three months ended March 31, 2017 and 2016 (dollars in thousands).

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016

Net increase (decrease) in net assets resulting from operations	$13,266	$(2,669)
Net change in unrealized (appreciation) depreciation	4,516	14,263
Income tax (benefit) provision	48	23
Pre-tax book (income) loss not consolidated for tax purposes	184	89
Book income and tax income differences, including debt origination, structuring fees, dividends, realized gains and changes in estimates	392	14
Estimated taxable income (1)	18,406	11,720

Taxable income earned in prior year and carried forward for distribution in current year	7,238	3,839

Taxable income earned prior to period end and carried forward for distribution next period	(17,222)	(8,327)
Dividend accrued as of period end and paid-in the following period	4,500	3,805
Taxable income earned to be carried forward	(12,722)	(4,522)

Total distributions accrued or paid to common stockholders	$12,922	$11,037

(1)
The Company’s taxable income for each period is an estimate and will not be finally determined until the Company files its tax return for each year. Therefore, the final taxable income, and the taxable income earned in each period and carried forward for distribution in the following period, may be different than this estimate.

The income tax expense, or benefit, and the related tax assets and liabilities generated by HMS Equity Holding and HMS Equity Holding II, if any, are reflected in the Company’s Condensed Consolidated Statement of Operations. For the three months ended March 31, 2017 and 2016, the Company recognized a net income tax (benefit) provision of $48,000 and $23,000, respectively, related to deferred taxes of $261,000 and $4.4 million respectively, and other taxes of $48,000 and $23,000, respectively, offset by a valuation allowance of $(261,000) and $(4.4) million, respectively. For the three months ended March 31, 2017 and 2016, the other taxes included $48,000 and $23,000, respectively, related to accruals for state and other taxes.

As of March 31, 2017, the cost basis of investments for tax purposes was $977.0 million, with such investments having an estimated net unrealized depreciation of $17.9 million, composed of gross unrealized appreciation of $19.8 million and gross unrealized depreciation of $37.7 million. As of December 31, 2016, the cost basis of investments for tax purposes was $1.0 billion, with such investments having an estimated net unrealized depreciation of $13.2 million, composed of gross unrealized appreciation of $20.3 million and gross unrealized depreciation of $33.5 million.

The net deferred tax asset at both March 31, 2017 and December 31, 2016 was $0, of which $284,000 and $7.9 million, respectively, related to current year net loss on portfolio investments and unrealized appreciation/depreciation of portfolio investments held by HMS Equity Holding and HMS Equity Holding II, $9.8 million and $1.8 million, respectively, related to net operating loss carryforwards from historical realized losses on portfolio investments held by HMS Equity Holding and HMS Equity Holding II, $878,000 and $878,000, respectively, related to net capital loss carryforward from historical realized losses on portfolio investments held by HMS Equity Holding offset by $(1.1) million and $(1.1) million, respectively, related to basis differences of portfolio investments held by HMS Equity Holding and HMS Equity Holding II which are “pass through” entities for tax purposes, and $(9.8) million and $(9.5) million, respectively, related to a valuation allowance. Based on HMS Equity Holding’s and HMS Equity Holding II’s short operating history, management believes it is more likely than not that there will be inadequate profits in HMS Equity Holding and HMS Equity Holding II against which the deferred tax assets can be offset. Accordingly, the Company recorded a full valuation allowance against such deferred tax asset.

The following table sets forth the significant components of net deferred tax assets and liabilities as of March 31, 2017 and December 31, 2016 (amounts in thousands):

	March 31, 2017	December 31, 2016
Deferred tax assets:
Net operating loss carryforwards	$2,280	$2,258
Capital loss carryforwards	8,424	8,366
Net basis differences in portfolio investments	—	—
Net unrealized depreciation of portfolio investments	214	20
Total deferred tax assets	10,918	10,644
Deferred tax liabilities:
Net basis differences in portfolio investments	(1,130)	(1,119)
Net unrealized appreciation of portfolio investments	—	—
Other	—	—
Total deferred tax liabilities	(1,130)	(1,119)
Valuation allowance	(9,788)	(9,525)
Total net deferred tax assets (liabilities)	$—	$—

For federal income tax purposes, the net loss carryforwards expire in various taxable years from 2034 through 2037 and the net capital loss carryforwards expire in taxable years 2020 and 2022. The timing and manner in which HMS Equity Holding and HMS Equity Holding II will utilize any net loss carryforwards in such taxable years, or in total, may be limited in the future under the provisions of the Code.

For the years ending December 31, 2016, 2015 and 2014, respectively, the tax characteristics of distributions paid to shareholders were as follows (amounts in thousands):

	Year Ended December 31,
Tax Characteristics of Distributions	2016		2015		2014

Ordinary income	$44,848	93.90%	$34,085	99.68%	$11,162	99.51%
Capital gain distributions	2,913	6.10	110	0.32	55	0.49
Total	$47,761	100.00%	$34,195	100.00%	$11,217	100.00%

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

Dividends from net investment income and distributions from net realized capital gains are determined in accordance with U.S. federal tax regulations, which may differ from amounts determined in accordance with GAAP and those differences could be material. These book-to-tax differences are either temporary or permanent in nature. Reclassifications due to permanent book-to-tax differences, such as the non-deductible excise tax, have no impact on net assets.

Note 9 – Supplemental Cash Flow Disclosures

Listed below are the supplemental cash flow disclosures for the three months ended March 31, 2017 and 2016 (dollars in thousands):

Supplemental Disclosure of Cash Flow Information	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Cash paid for interest	$3,670	$3,231
Cash paid for income taxes	268	182

Supplemental Disclosure of Non-Cash Flow Information
Stockholder distributions declared and unpaid	4,500	3,805
Stockholder distributions reinvested	6,618	5,794
Change in unpaid deferred offering costs	(12)	1,100
Unpaid deferred financing costs	387	73
Unpaid sales commissions and dealer manager fee	150	247

Note 10 — Related Party Transactions and Arrangements

Advisory Agreements and Conditional Fee Waiver

The Company and the Adviser have entered into two expense support and conditional reimbursement agreements (as amended from time to time, the “2013 and 2014 Expense Reimbursement Agreements”), pursuant to which the Adviser could pay the Company up to 100% of its operating expenses through December 31, 2014 (the “Expense Support Payment”) in order to achieve a reasonable level of expenses relative to its investment income (the “Operating Expense Objective”). The Company’s board of directors, in its sole discretion, may approve the repayment of unreimbursed Expense Support Payments upon a determination by the board of directors that the Company has achieved the Operating Expense Objective in any quarter following receipt by the Company of an Expense Support Payment. The Company may reimburse any unreimbursed Expense Support Payments for up to three years from the date each respective Expense Support Payment was determined. Any Expense Support Payments that remain unreimbursed three years after such payment will be permanently waived.

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

The Company and the Advisers entered into conditional income incentive fee waiver agreements (the “2016-2017 Conditional Income Incentive Fee Waiver Agreements”), most recently on April 24, 2017, pursuant to which, for a period from January 1, 2016 through March 31, 2017, the Advisers could waive the “subordinated incentive fee on income,” as such term is defined in the Investment Advisory Agreement, upon the occurrence of any event that, in the Advisers’ sole discretion, causes such waiver to be deemed necessary. The 2016-2017 Conditional Income Incentive Fee Waiver Agreements may require the Company to repay the Advisers for previously waived reimbursement of Expense Support Payments or waived base management fees or incentive fees under certain circumstances.

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

For the three months ended March 31, 2017 and 2016, the Company incurred base management fees of approximately $5.2 million and $4.5 million, respectively, and the Advisers waived no base management fees in either period. For the three months ended March 31, 2017 and 2016, the Company incurred no capital gains incentive fees in either period, and incurred subordinated incentive fees on income of approximately $1.5 million and $493,000, respectively. For the three months ended March 31, 2017 and 2016, the Advisers waived no capital gains incentive fees in either period, and subordinated incentive fees on income of approximately $1.5 million and $493,000, respectively.

For the three months ended March 31, 2017 and 2016, the Company did not record an accrual for any previously waived fees. Any future reimbursement of previously waived fees to the Advisers will not be accrued until the reimbursement of the waived fees becomes probable and estimable, which will be upon approval of the Company’s board of directors. To date, none of the previously waived fees has been approved by the board of directors for reimbursement.

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

	Management Fee (1)		Subordinated Incentive Fee (1)		Capital Gain Incentive Fee (1)		Expense Support (1)
Quarter Ended	Waivers	Repaid to Adviser (2)	Waivers	Repaid to Adviser (2)	Waivers	Repaid to Adviser (2)	Payments	Repaid to Adviser (2)	Operating Expense Ratio (3)	Annualized Distribution Rate (4)	Eligible to be Repaid Through
6/30/2012	$31	$—	$18	$—	$—	$—	$—	$—	1.35%	7.00%	Expired
9/30/2012	$97	$—	$52	$—	$3	$—	$—	$—	1.97%	7.00%	Expired
12/31/2012	$104	$—	$53	$—	$—	$—	$—	$—	2.96%	7.00%	Expired
3/31/2013	$84	$—	$—	$—	$—	$—	$—	$—	1.86%	7.00%	Expired
6/30/2013	$118	$—	$—	$—	$—	$—	$—	$—	1.36%	7.00%	Expired
9/30/2013	$268	$—	$—	$—	$—	$—	$—	$—	1.22%	7.00%	Expired
12/31/2013	$309	$—	$—	$—	$5	$—	$153	$—	0.49%	7.00%	Expired
3/31/2014	$306	$—	$—	$—	$—	$—	$—	$—	1.28%	7.00%	Expired
6/30/2014	$548	$—	$—	$—	$—	$—	$—	$—	1.28%	7.00%	6/30/2017
9/30/2014	$821	$—	$—	$—	$—	$—	$328	$—	1.23%	7.00%	9/30/2017
12/31/2014	$148	$—	$451	$—	$—	$—	$—	$—	1.70%	7.00%	12/31/2017
3/31/2015	$—	$—	$358	$—	$—	$—	$—	$—	1.78%	7.18%	3/31/2018
6/30/2015	$—	$—	$930	$—	$—	$—	$—	$—	1.69%	7.07%	6/30/2018
9/30/2015	$—	$—	$155	$—	$—	$—	$—	$—	2.11%	7.07%	9/30/2018
12/31/2015	$—	$—	$1,159	$—	$—	$—	$—	$—	2.27%	7.78%	12/31/2018
3/31/2016	$—	$—	$493	$—	$—	$—	$—	$—	1.83%	8.14%	3/31/2019
6/30/2016	$—	$—	$—	$—	$—	$—	$—	$—	1.76%	7.95%	6/30/2019
9/30/2016	$—	$—	$—	$—	$—	$—	$—	$—	1.73%	7.87%	9/30/2019
12/31/2016	$—	$—	$1,196	$—	$—	$—	$—	$—	1.68%	7.69%	12/31/2019
3/31/2017	$—	$—	$1,495	$—	$—	$—	$—	$—	1.68%	7.53%	3/31/2020

(1)
Fees waived pursuant to the Conditional Fee Waiver Agreement and the 2016-2017 Conditional Income Incentive Fee Waiver Agreements and Expense Support Payments pursuant to the 2013 and 2014 Expense Reimbursement Agreements.

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

Pursuant to the Investment Advisory Agreement and Sub-Advisory Agreement, the Company is required to pay or reimburse the Advisers for administrative services expenses, which include all costs and expenses related to the Company’s day-to-day administration and management not related to advisory services. The Advisers do not earn any profit under their provision of administrative services to the Company. For the three months ended March 31, 2017 and 2016, the Company incurred, and the Advisers waived the reimbursement of, administrative services expenses of approximately $661,000 and $533,000, respectively. On April 24, 2017, the Company and the Advisers agreed to further amend the 2014 Expense Reimbursement Agreement, which extended the period for waiver of reimbursement of administrative services expenses accrued pursuant to the Investment Advisory Agreement and the Sub-Advisory Agreement through June 30, 2017. The waiver of the reimbursement of administrative services expenses is not subject to future reimbursement.

The table below presents the administrative services expenses waived by the Advisers (dollars in thousands).

	Administrative Services
Quarter Ended	Waivers	Repaid to Adviser	Operating Expense Ratio (1)	Annualized Distribution Rate (2)	Eligible to be Repaid Through (3)
6/30/2012	$25	$—	1.35%	7.00%	Not Eligible to be Repaid
9/30/2012	$129	$—	1.97%	7.00%	Not Eligible to be Repaid
12/31/2012	$284	$—	2.96%	7.00%	Not Eligible to be Repaid
3/31/2013	$233	$—	1.86%	7.00%	Not Eligible to be Repaid
6/30/2013	$222	$—	1.36%	7.00%	Not Eligible to be Repaid
9/30/2013	$234	$—	1.22%	7.00%	Not Eligible to be Repaid
12/31/2013	$329	$—	0.49%	7.00%	Not Eligible to be Repaid
3/31/2014	$329	$—	1.28%	7.00%	Not Eligible to be Repaid
6/30/2014	$385	$—	1.28%	7.00%	Not Eligible to be Repaid
9/30/2014	$371	$—	1.23%	7.00%	Not Eligible to be Repaid
12/31/2014	$412	$—	1.70%	7.00%	Not Eligible to be Repaid
3/31/2015	$437	$—	1.78%	7.18%	Not Eligible to be Repaid
6/30/2015	$480	$—	1.69%	7.07%	Not Eligible to be Repaid
9/30/2015	$517	$—	2.11%	7.07%	Not Eligible to be Repaid
12/31/2015	$603	$—	2.27%	7.78%	Not Eligible to be Repaid
3/31/2016	$533	$—	1.83%	8.14%	Not Eligible to be Repaid
6/30/2016	$574	$—	1.76%	7.95%	Not Eligible to be Repaid
9/30/2016	$529	$—	1.73%	7.87%	Not Eligible to be Repaid
12/31/2016	$679	$—	1.68%	7.69%	Not Eligible to be Repaid
3/31/2017	$661	$—	1.68%	7.53%	Not Eligible to be Repaid

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

(3)
The Advisers have agreed to permanently waive reimbursement by the Company of administrative expenses through June 30, 2017. The waiver of reimbursement of administrative expenses is not eligible for future reimbursement from the Company to the Advisers.

The table below outlines fees incurred and expense reimbursements payable to Hines, Main Street and their affiliates for the three months ended March 31, 2017 and 2016 and amounts unpaid as of March 31, 2017 and December 31, 2016 (dollars in thousands).

	Incurred		Unpaid as of
	Three Months Ended March 31,		March 31, 2017	December 31, 2016
Type and Recipient	2017	2016
Incentive Fees on Income (1) - the Adviser, Sub-Adviser	$—	$—	$—	$—
Offering Costs - the Adviser, Sub-Adviser	387	308	(11)	(23)
Other (2) - the Adviser	$202	$93	$135	$121
Selling Commissions - Dealer Manager	1,060	875	112	—
Dealer Manager Fee - Dealer Manager	558	423	38	—
Due to Affiliates			$274	$184

	Incurred		Unpaid as of
	Three Months Ended March 31,		March 31, 2017	December 31, 2016
Type and Recipient	2017	2016
Base Management Fees (1) - the Adviser, Sub-Adviser	$5,150	$4,494	$5,149	$5,054

(1)	Net of amounts waived by the Advisers.

(2)	Includes amounts the Adviser paid on behalf of the Company such as general and administrative services expenses.

Offering Costs

In accordance with the Investment Advisory Agreement and the Sub-Advisory Agreement, the Company reimburses the Advisers for any offering costs that are paid on the Company’s behalf, which consist of, among other costs, actual legal, accounting, bona fide out-of pocket itemized and detailed due diligence costs, printing, filing fees, transfer agent costs, postage, escrow fees, advertising and sales literature and other offering costs. Pursuant to the terms of the Investment Advisory Agreement and the Sub-Advisory Agreement, the Company expects to reimburse the Advisers for such costs incurred on the Company’s behalf on a monthly basis, up to a maximum aggregate amount of 1.5% of the gross stock offering proceeds. The Advisers are responsible for the payment of offering costs to the extent they exceed 1.5% of the aggregate gross stock offering proceeds.

As of March 31, 2017, the Company has reimbursed the Advisers approximately $11.0 million since inception for offering costs. As of March 31, 2017, the Advisers carried a balance of approximately $1.3 million for offering costs incurred on the Company’s behalf, net of reimburse payments from the Company.

Note 11 – Share Repurchase Plan

Since inception of the share repurchase program, the Company funded the repurchase of $19.1 million in shares. For the three months ended March 31, 2017 and 2016, the Company funded $5.1 million and $1.5 million, respectively, for shares tendered for repurchase under the plan approved by the board of directors. Since inception of the share repurchase program, the Company has funded all redemption requests validly tendered and not withdrawn.

For the Quarter Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered that were Repurchased	Repurchase Price per Share	Aggregate Consideration for Repurchased Shares
March 31, 2017	3/23/2017	614,179.64	100%	$8.23	$5,054,698

Note 12 – Commitments and Contingencies

At March 31, 2017, the Company had a total of approximately $44.1 million in outstanding commitments comprising (i) 22 commitments to fund revolving loans that had not been fully drawn or term loans that had not been funded and (ii) three capital commitments that had not been fully called. The Company recognized unrealized appreciation of approximately $245,000 on the outstanding unfunded loan commitments and no unrealized appreciation or depreciation on the outstanding unfunded capital commitments during three months ended March 31, 2017. At December 31, 2016, the Company had a total of approximately $42.7 million in outstanding commitments comprising (i) 22 commitments to fund revolving loans that had not been fully drawn or term loans that had not been funded and (ii) three capital commitments that had not been fully called. The Company recognized unrealized depreciation of $266,000 on the outstanding unfunded loan commitments and unrealized depreciation of $14,000 on the outstanding unfunded capital commitments during the year ended December 31, 2016.

	Commitments and Contingencies
	(dollars in thousands)
	March 31, 2017	December 31, 2016
Unfunded Loan Commitments
Apex Linen Services, Inc.	$403	$397
Arcus Hunting, LLC	2,169	2,136
BarFly Ventures, LLC	306	881
Buca C, LLC	1,580	1,548
CapFusion Holding, LLC	400	394
CDHA Management, LLC	3,523	3,259
Charps, LLC	$800	$—
Datacom, LLC	80	1,302
Gamber-Johnson Holdings, LLC	300	300
Guerdon Modular Holdings, Inc.	400	400

	Commitments and Contingencies
	(dollars in thousands)
	March 31, 2017	December 31, 2016
Unfunded Loan Commitments
Hawk Ridge Systems, LLC	400	400
Hojeij Branded Foods, Inc.	1,644	2,000
HW Temps LLC	200	50
Jackmont Hospitality, Inc.	—	1,200
LaMi Products, LLC	1,397	1,729
Minute Key, Inc.	200	197
Mystic Logistics, Inc.	200	194
NNE Issuer, LLC	10,208	—
NuStep, LLC	300	—
Pardus Oil & Gas, LLC	357	357
Permian Holdco 2	290	290
PPC/Shift, LLC	500	500
Strike, LLC	2,500	2,475
Unirush LLC	—	980
Volusion, LLC	—	2,955
Unfunded Capital Commitments
Brightwood Capital Fund III, LP	1,000	1,000
Brightwood Capital Fund IV, LP	10,000	10,000
Freeport First Lien Loan Fund III, LP	4,941	7,737
Total	$44,098	$42,681

Note 13 – Subsequent Events

From April 1, 2017 through May 12, 2017, the Company raised approximately $11.9 million in the Offering. During this period, the Company funded approximately $89.8 million in investments and received proceeds from repayments and dispositions of approximately $61.0 million.

On April 4, 2017, the Company and ORIX Funds Corp. (“ORIX”) entered into a limited liability company agreement to co-manage HMS-ORIX SLF LLC (the “Joint Venture”). The Joint Venture, which is expected to invest primarily in broadly-syndicated loans, will not be treated as a consolidated subsidiary, but will be included as a control investment in the Company’s condensed consolidated financial statements at fair value. The Company and ORIX will have equal representation on the Joint Venture’s Board of Managers, which will be responsible for, among other things, approving all portfolio and investment decisions of the Joint Venture. The Company and ORIX have committed to provide an aggregate of $50.0 million of equity to the Joint Venture, with the Company providing $30.0 million and ORIX providing $20.0 million. On the same day, the Company and ORIX funded $15.0 million and $10.0 million of their equity commitments. The Company and ORIX will initially own 60% and 40% of the Joint Venture, respectively. Additionally, the Joint Venture has entered into a $100.0 million credit facility with Bank of America, N.A. that will help the Joint Venture achieve its investment objectives.

On April 24, 2017, the Company, the Adviser and the Sub-Adviser entered into a conditional income incentive fee agreement (the “First Quarter 2017 Fee Waiver Agreement”), pursuant to which, for a period from January 1, 2017 through March 31, 2017, the Advisers could waive the “subordinated incentive fee on income,” as such term is defined in the Investment Advisory Agreement, upon the occurrence of any event that, in the Advisers’ sole discretion, causes such waiver to be deemed necessary. The First Quarter 2017 Fee Waiver Agreement may require the Company to repay the Advisers for previously waived Expense Support Payments or waived base management fees or incentive fees under certain circumstances. The previously waived fees are potentially subject to repayment by the Company, if at all, within a period not to exceed three years from the date of each respective fee waiver.

On April 28, 2017, the Company filed a tender offer statement on Schedule TO with the SEC, to commence an offer by the Company to purchase, as approved by its board of directors, 1,395,270.20 shares of our issued and outstanding common stock, par value $0.001 per share. The offer is for cash at a purchase price equal to the NAV per share to be determined within 48 hours of the repurchase date.

On May 1, 2017, the SEC declared effective post-effective amendment no. 4 to the Company’s registration statement on Form N-2 (File No. 333-204659).

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is based on the condensed consolidated financial statements as of March 31, 2017 (unaudited) and December 31, 2016 and for the three months ended March 31, 2017 and 2016. Amounts as of December 31, 2016 included in the unaudited condensed consolidated financial statements have been derived from the Company’s audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, as well as the audited consolidated financial statements, notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2016. Capitalized terms used in this Item 2 have the same meaning as in the accompanying condensed consolidated financial statements in Item 1 unless otherwise defined in this Report.

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

•	the impact of increased competition;

•	our contractual arrangements and relationships with third parties;

•	the dependence of our future success on the general economy, including general economic trends, and its impact on the industries in which we invest;

•	the relative and absolute performance of our investment adviser, HMS Adviser LP (the “Adviser”), a Texas limited partnership, including in identifying suitable investments for us;

•	our ability to make distributions to our stockholders;

•	the effects of applicable legislation and regulations and changes thereto; and

•	the impact of future acquisitions and divestitures.

In addition, words such as “anticipate,” “believe,” “expect” and “intend” indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this Report involve risks and uncertainties.

Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Part II-Item 1A. Risk Factors” and elsewhere in this Report and set forth in our annual report on Form 10-K for the year ended December 31, 2016. Other factors that could cause actual results to differ materially include:

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

You are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The forward-looking statements and projections contained in this Report are excluded from the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

OVERVIEW

We are a specialty finance company sponsored by Hines Interests Limited Partnership (“Hines”) that makes debt and equity investments in middle market (“Middle Market”) companies, which we define as companies with annual revenues generally between $10 million and $3 billion and in lower middle market (“LMM”) companies, which we define as companies with annual revenues generally between $10 million and $150 million. We are an externally managed, non-diversified closed-end investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). We are, therefore, required to comply with certain regulatory requirements. We have elected to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”), under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).
Our primary investment objective is to generate current income through debt and equity investments. A secondary objective is to generate long-term capital appreciation through equity and equity-related investments, including warrants, convertible securities and other rights to acquire equity securities. Our portfolio strategy calls is to invest primarily in illiquid debt and equity securities issued by LMM companies and Middle Market companies in private placements and negotiated transactions, which are traded in private over-the-counter markets for institutional investors. We will also invest in, and a significant portion of our assets are invested in, customized direct secured and unsecured loans to and equity securities of LMM companies, referred to as LMM securities. Typically, our investments in LMM companies require us to co-invest with Main Street Capital Corporation, a New York Stock Exchange listed BDC (“Main Street”), and/or its affiliates as a result of our sub-advisory relationship described below. We categorize some of our investments in LMM companies and Middle Market companies as private loan (“Private Loan”) portfolio investments. Private Loan investments, often referred to in the debt markets as “club deals,” are investments, generally in debt instruments, that we originate on a collaborative basis with other investment funds. Private Loan investments are typically similar in size, structure, terms and conditions to investments we hold in our LMM portfolio and Middle Market portfolio. Our portfolio also includes other portfolio (“Other Portfolio”) investments primarily consisting of investments managed by third parties, which differ from the typical profiles for our LMM portfolio investments, Middle Market portfolio investments or Private Loan portfolio investments.

We previously registered for sale up to 150,000,000 shares of common stock pursuant to a registration statement on Form N-2 (File No. 333-178548) which was initially declared effective by the SEC on June 4, 2012 (the “Initial Offering”). The Initial Offering terminated on December 1, 2015. We raised approximately $601.2 million in the Initial Offering, including proceeds from the dividend reinvestment plan of approximately $22.0 million. We also registered for sale up to $1,500,000,000 worth of shares of common stock (the “Offering”) pursuant to a new registration statement on Form N-2 (File No. 333-204659), as amended, most recently declared effective on May 1, 2017. As of March 31, 2017, we had raised approximately $131.2 million in the Offering, including proceeds from the distribution reinvestment plan of approximately $31.4 million.

On February 22, 2017, our board of directors, after determining that it would be in our best interests and its stockholders to do so, decided to continue the Offering until September 30, 2017 and authorized the closing of our continuous public offering of common stock to new investors (the “Closing”) on or about such date.  Our board of directors previously authorized the Closing to occur on or about March 31, 2017, subject to our board of directors’ final approval. Our board of directors retained its right to provide final approval on the specific terms of the Closing, including its right to accelerate the Closing or to further continue our continuous public offering of common stock if the board of directors determines that it is in the best interests of us and our stockholders to do so.

Our business is managed by the Adviser, an affiliate of Hines, under an Investment Advisory and Administrative Services Agreement dated May 31, 2012, as amended (the “Investment Advisory Agreement”). We and the Adviser have retained MSC Adviser I, LLC (the “Sub-Adviser”), a wholly owned subsidiary of Main Street, as our investment sub-adviser pursuant to an Investment Sub-Advisory Agreement (the “Sub-Advisory Agreement”) to identify, evaluate, negotiate and structure prospective investments, make investment and portfolio management recommendations for approval by the Adviser, monitor our investment portfolio and provide certain ongoing administrative services to the Adviser. The Adviser and the Sub-Adviser are collectively referred to as the “Advisers,” and each is registered under the Investment Advisers Act of 1940, as amended. Upon the execution of the Sub-Advisory Agreement, Main Street became our affiliate. We have engaged Hines Securities, Inc. (the “Dealer Manager”), an affiliate of the Adviser, to serve as the Dealer Manager for our offerings. The Dealer Manager is responsible for marketing our shares of common stock being offered pursuant to our offerings.

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

As of March 31, 2017, we had investments in 68 Middle Market debt investments, 32 Private Loan debt investments, 31 LMM debt investments, 29 LMM equity investments, five Middle Market equity investments, 10 Private Loan equity investments and three Other Portfolio investments with an aggregate fair value of approximately $959.1 million, a cost basis of approximately $977.0 million, and a weighted average effective annual yield of approximately 8.9%. The weighted average annual yield was calculated using the effective interest rates for all investments at March 31, 2017, including accretion of original issue discount and amortization of premium to par value, the amortization of fees received in connection with transactions, and assumes zero yield for investments on non-accrual status. Approximately 81.7% and 11.1% of our total portfolio investments (at fair value, excluding our Other Portfolio investments) were secured by first priority liens and second priority liens on portfolio company assets, respectively, with the remainder in unsecured debt investments and equity investments.

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

Investment Income

We have generated, and plan to continue to generate, investment income primarily in the form of interest on the debt securities that we hold, dividends and other distributions with respect to any equity interests that we hold and capital gains, if any, on our investments. In addition, we may generate revenue in the form of commitment, origination, structuring or diligence fees, monitoring fees, and possibly consulting fees and performance-based fees. All such fees will be generated in connection with our investments and recognized as earned or as additional yield over the life of the debt investment. To date our investment income has been interest income on debt investments, accretion of original issue discounts, dividend income, amortization of premiums and fees received from transactions and net realized/unrealized appreciation (depreciation).

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

We bear all other expenses of our operations and transactions, including fees and expenses relating to:

●	corporate and organizational expenses relating to offerings of our common stock, subject to certain limitations;
●	the cost of calculating our net asset value (“NAV”), including the cost of any third-party valuation services;
●	the cost of effecting sales and repurchase of shares of our common stock and other securities;
●
fees payable to third parties relating to, or associated with, monitoring our financial and legal affairs, making investments, and valuing investments, including fees and expenses associated with performing due diligence reviews of prospective investments;

●	interest payable on debt, if any, including any hedging costs;
●	investment advisory fees;
●	transfer agent and custodial fees;
●	fees and expenses associated with marketing efforts;
●	federal and state registration fees;
●	federal, state and local taxes;
●	independent directors’ fees and expenses, including travel expenses;

●	costs of director and stockholder meetings, proxy statements, stockholders’ reports and notices;
●	cost of fidelity bond, directors and officers/errors and omissions liability insurance and other insurance premiums;
●	direct costs such as printing of stockholder reports and advertising or sales materials, mailing, long distance telephone, and staff;
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

Base Management and Incentive Fee, Administrative Services Expense Waiver and Expense Support and Conditional Reimbursement Agreement

From time to time, our Advisers may waive certain fees accrued under the Investment Advisory Agreement and the Sub-Advisory Agreement, as applicable, and our Adviser may pay to us up to 100% of our operating expenses (an “Expense Support Payment”). We may reimburse such waived fees and Expense Support Payments within three years from the date of each respective fee waiver and from the date that each respective Expense Support Payment was determined. See Note 10 - Related Party Transactions and Arrangements - Advisory Agreements and Conditional Fee Waiver to our condensed consolidated financial statements included elsewhere in this Report for additional information on our fee waivers and expense reimbursements.

Administration

Pursuant to the Investment Advisory Agreement and Sub-Advisory Agreement, we are required to pay or reimburse our Advisers for administrative services expenses, which include all costs and expenses related to our day-to-day administration and management not related to advisory services. For the three months ended March 31, 2017 and 2016, we incurred, and our Advisers waived the reimbursement of, administrative services expenses of approximately $661,000 and $533,000, respectively. On April 24, 2017, we and the Advisers agreed to an amendment to the 2014 Expense Reimbursement Agreement, which extended the period for waiver of reimbursement of administrative expenses accrued pursuant to the Investment Advisory Agreement and the Sub-Advisory Agreement through June 30, 2017. The waiver of the reimbursement of administrative service expenses is not subject to future reimbursement.

CRITICAL ACCOUNTING POLICIES

Each of our critical accounting policies involves the use of estimates that require management to make assumptions that are subjective in nature. Management relies on its experience, collects historical and current market data, and analyzes these assumptions in order to arrive at what it believes to be reasonable estimates. In addition, application of these accounting policies involves the exercise of judgments regarding assumptions as to future uncertainties. Actual results could materially differ from these estimates. A disclosure of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2016 in Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no changes to our critical accounting policies during 2017, except as described below.

Basis of Presentation and Consolidation

Our condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and accounting principles generally accepted in the United States of America and include the accounts of our wholly-owned consolidated subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Under the 1940 Act rules, regulations pursuant to Articles 6 and 10 of Regulation S-X and Topic 946-Financial Services-Investment Companies of the Accounting Standards Codification, as amended (the “ASC”), of the Financial Accounting Standards Board (“FASB”), Financial Accounting Services-Investment Companies, we are precluded from consolidating portfolio company investments, including those in which we have a controlling interest, unless the portfolio company is a wholly-owned investment company. An exception to this general principle occurs if we own a controlled operating company whose purpose is to provide services to us such as an investment adviser or transfer agent. None of our investments qualifies for this exception. Therefore, our portfolio company investments, including those in which we have a controlling interest, are carried on the Consolidated Balance Sheet at fair value with changes to fair value recognized as “Net Unrealized Appreciation (Depreciation)” on the Consolidated Statements of Operations until the investment is realized, usually upon exit, resulting in any gain or loss on exit being recognized as a realized gain or loss. However, in the event that any controlled subsidiary exceeds the tests of significance set forth in Rules 3-09 or 4-08(g) of Regulation S-X, we will include required financial information for such subsidiary in the notes or as an attachment to our condensed consolidated financial statements.

PORTFOLIO INVESTMENT COMPOSITION

Our Middle Market portfolio investments primarily consist of direct or secondary purchases of interest-bearing debt securities in companies that are generally larger in size than the LMM companies included in our LMM portfolio. While our Middle Market debt investments are generally secured by a first priority lien, 17.2% of the fair value of our Middle Market portfolio is secured by second priority liens.

Our current LMM portfolio consists of debt investments secured by first and second priority liens (63.8% and 3.1% of the total fair value of the LMM portfolio, respectively) on the assets of the portfolio companies and equity investments (33.1% of the total fair value of the LMM portfolio) in privately held LMM companies as of March 31, 2017. The LMM debt investments generally mature between five and seven years from the original investment date. The LMM equity investments represent an equity position or the right to acquire an equity position through warrants.

Our Private Loan portfolio primarily consists of debt investments secured by first and second priority liens (92.6% and 0.6% of the total fair value of the Private Loan portfolio, respectively) on the assets of the portfolio companies, unsecured debt investments (4.4% of the total fair value of the Private Loan portfolio) and equity investments (2.4% of the total fair value of the Private Loan portfolio) in Private Loan companies as of March 31, 2017. The Private Loan debt investments typically have stated terms between three and seven years from the original investment date. The Private Loan equity investments represent an equity position or the right to acquire an equity position through warrants.

Our Other Portfolio investments primarily consist of investments managed by third parties, which differ from the typical profiles for LMM, Middle Market and Private Loan portfolio investments. In the Other Portfolio investments, we may incur indirect fees and expenses in connection with investments managed by third parties, such as investments in other investment companies or private funds.

During the three months ended March 31, 2017, we funded investment purchases of approximately $110.9 million and had one investment under contract to purchase as of March 31, 2017, for approximately $7.4 million, which settled or we scheduled to settle after March 31, 2017. We also received proceeds from sales and repayments of existing portfolio investments of approximately $137.8 million including $9.7 million in sales. Additionally, we had two investments under contract to sell as of March 31, 2017, for approximately $8.2 million, which represented the contract sales price. The combined result of these transactions decreased our portfolio, on a cost basis, by approximately $25.4 million, or 2.5%, but the number of portfolio investments did not change between December 31, 2016 and March 31, 2017. As of March 31, 2017, the largest investment in an individual portfolio company represented approximately 1.8% of our portfolio’s fair value with the remaining investments in an individual portfolio company ranging from 0.0% to 1.7%. The average investment in our portfolio is approximately $5.4 million or 0.6% of the total portfolio. As a result of these transactions, our portfolio has become increasingly broadened across individual portfolio investments, geographic regions, and industries. Further, our total portfolio’s investment composition (excluding our Other Portfolio investments) at fair value is comprised of 81.7% first lien debt securities and 11.1% second lien debt securities, with the remainder in unsecured debt investments and equity investments. First lien debt securities have priority over subordinated debt owed by the issuer with respect to the collateral pledged as security for the loan. Due to the relative priority of payment of first lien investments, these generally have lower yields than lower priority, less secured investments.

During the three months ended March 31, 2016, we made investment purchases of approximately $83.1 million and had two investments under contract to purchase as of March 31, 2016 for approximately $3.6 million, which settled after March 31, 2016. We also received proceeds from sales and repayments of existing portfolio investments of approximately $47.4 million including $37.5 million in sales and had three investments under contract to sell as of March 31, 2016 for approximately $11.8 million, which represented the contract sales price.

The result of these transactions further diversified our geographic and industry concentrations and based upon our investment rating system, which is described further below, the weighted average rating of our LMM was approximately 2.7 and 2.6 as of

March 31, 2017 and December 31, 2016, respectively. Lastly, the overall weighted average effective yield on our investment portfolio has remained unchanged at 8.9% as of both December 31, 2016 and March 31, 2017.

Summaries of the composition of our total investment portfolio at cost and fair value are shown in the following tables (this information excludes Other Portfolio investments):

	March 31, 2017				December 31, 2016
Cost:	LMM	Private Loan	Middle Market	Total	LMM	Private Loan	Middle Market	Total
First Lien Secured Debt	67.9%	92.5%	81.1%	82.4%	67.9%	92.0%	81.5%	82.3%
Second Lien Secured Debt	3.3	0.6	17.1	11.2	3.5	0.7	16.9	11.9
Unsecured Debt	—	4.3	1.0	1.7	—	4.9	0.9	1.6
Equity	27.5	2.3	0.8	4.5	26.9	2.0	0.7	3.9
Equity warrants	1.3	0.3	—	0.2	1.7	0.4	—	0.3
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	March 31, 2017				December 31, 2016
Fair Value:	LMM	Private Loan	Middle Market	Total	LMM	Private Loan	Middle Market	Total
First Lien Secured Debt	63.8%	92.6%	81.0%	81.7%	64.3%	91.5%	81.3%	81.5%
Second Lien Secured Debt	3.1	0.6	17.2	11.1	3.3	0.7	17.0	11.8
Unsecured Debt	—	4.4	1.1	1.8	—	4.9	0.9	1.7
Equity	31.6	2.2	0.7	5.2	30.7	2.1	0.8	4.6
Equity warrants	1.5	0.2	—	0.2	1.7	0.8	—	0.4
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

For the tables showing our total investment portfolio composition by geographic region and by industry, see Note 3-Fair Value Hierarchy for Investments-Portfolio Investment Composition to our condensed consolidated financial statements included elsewhere in this Report.

PORTFOLIO ASSET QUALITY

As of March 31, 2017, we owned a broad portfolio of 178 investments in 124 companies representing a wide range of industries. We believe that this broad portfolio adds to the structural protection of the portfolio, revenue sources, income, cash flows and dividends. The portfolio included the following:

▪
68 debt investments in 64 Middle Market portfolio companies with an aggregate fair value of approximately $573.4 million and a cost basis of approximately $592.1 million. The Middle Market debt investments had a weighted average annual effective yield of approximately 8.8%, which is calculated assuming the investments on non-accrual status are non-yielding, and 81.6% of the Middle Market debt investments were secured by first priority liens. Further, 86.6% of the Middle Market investments contain variable rates, though a majority of the investments with variable rates are subject to contractual minimum base interest rates between 100 and 150 basis points.

▪
32 debt investments in 31 Private Loan portfolio companies with an aggregate fair value of approximately $231.9 million and a cost basis of approximately $234.8 million. The Private Loan debt investments had a weighted average annual effective yield of approximately 9.1%, which is calculated assuming the investments on non-accrual status are non-yielding, and 94.9% of the Private Loan debt investments were secured by first priority liens. Further, 89.1% of the Private Loan debt investments contain variable rates, though a majority of the investments with variable rates are subject to contractual minimum base interest rates between 100 and 150 basis points.

▪
31 debt investments in 23 LMM portfolio companies with an aggregate fair value of approximately $82.3 million and a cost basis of approximately $83.8 million. The LMM debt investments had a weighted average annual effective yield of approximately 11.9% and 95.3% of the debt investments were secured by first priority liens. Also, 43.2% of the LMM debt investments are fixed rate investments with fixed interest rates between 7.0% and 15.0%. Further, 15 LMM debt investments, representing approximately 56.8% of the LMM debt investments have variable rates subject to a contractual minimum base interest rate of 100 basis points.

▪
38 equity investments and nine equity warrant investments in 23 LMM portfolio companies, seven Private Loan portfolio companies, four Middle Market portfolio companies and three Other Portfolio companies with an aggregate fair value of approximately $71.5 million and a cost basis of approximately $66.3 million.

Overall, our investment portfolio had a weighted average effective yield on our investments of approximately 8.9%, and 79.9% of our total portfolio’s investment composition (including our Other Portfolio investments) was secured by first priority liens.

As of March 31, 2017, we had four investments in three portfolio companies that were on non-accrual status, which comprised approximately 1.1% of our total investment portfolio at fair value and 0.3% of the total investment portfolio at cost. As of December 31, 2016, we had three investments in two portfolio companies that were on non-accrual status. These three investments on non-accrual status comprised approximately 0.2% of the total investment portfolio at fair value and 0.8% of the total investment portfolio at cost. For those investments in which S&P credit ratings are available, which represents approximately 44.7% of the portfolio as of March 31, 2017, the portfolio had a weighted average effective credit rating of B.

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

The following table shows the distribution of our LMM portfolio investments on the 1 to 5 investment rating scale at fair value as of March 31, 2017 and December 31, 2016 (dollars in thousands):

	March 31, 2017		December 31, 2016
Investment Rating	Investments at Fair Value	Percentage of Total LMM Portfolio	Investments at Fair Value	Percentage of Total LMM Portfolio
1	$2,400	2.0%	$1,541	1.3%
2	34,689	29.8	56,244	48.5
3	71,797	61.7	50,764	43.7
4	6,955	6.0	7,511	6.5
5	554	0.5	—	—
Total	$116,395	100.0%	$116,060	100.0%

Based upon the investment rating system, the weighted average rating of our LMM portfolio at fair value was approximately 2.7 and 2.6 as of March 31, 2017 and December 31, 2016, respectively.

DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS COMPARISONS FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND MARCH 31, 2016

Total Investment Income, Operating Expenses, Net Assets

For the three months ended March 31, 2017 and 2016, our total investment income was approximately $25.4 million and $21.3 million, respectively, consisting predominately of interest income. As of March 31, 2017 the portfolio had a weighted average annual effective yield on investments of approximately 8.9% compared to 8.2% as of March 31, 2016, and our average investment portfolio for the three months ended March 31, 2017 was $974.2 million compared to $855.4 million for the three months ended March 31, 2016. Additionally, during the three months ended March 31, 2017 and 2016, we accreted approximately $4.1 million and $2.3 million, respectively, of unearned income into interest income. The increase in interest income was primarily due to (i) the growth in our total portfolio resulting from the investment of additional equity capital raised and borrowings under our amended and restated senior secured revolving credit facility (the “EverBank Credit Facility”) entered into by and among us, HMS Equity Holding, LLC, HMS Equity Holding II, Inc. EverBank Commercial Finance, Inc. as administrative agent and certain financial institutions as lenders, and the amended and restated credit agreement (the “Deutsche Bank Credit Facility,” and, together with our EverBank Credit Facility, the “Credit Facilities”) entered into by and among HMS Funding I, LLC, us, as equityholder and servicer, Deutsche Bank AG, New York Branch, the financial institutions party thereto as lenders and U.S. Bank National Association as collateral agent and collateral custodian and (ii) acceleration of the accretion of original issuance discounts primarily resulting from principal repayments on certain portfolio investments. We believe further increases in investment income in future periods may arise due to (i) a growing base of portfolio company investments and (ii) investments being held for the entire period relative to incremental net investment activity during each quarter. For information on the Credit Facilities, see Note 5 - Borrowings to our condensed consolidated financial statements included elsewhere in this Report.

For the three months ended March 31, 2017 and 2016, we recognized $785,000 and $275,000, respectively, of fee income received from our portfolio companies or other third parties, which accounted for approximately 3.1% and 1.3%, respectively, of our total investment income during such period.  Such fee income is transaction based, and typically consists of prepayment fees, structuring fees, amendment and consent fees and other non-recurring fees. As such, future fee income is generally dependent on new direct origination investments and the occurrence of prepayments and other events at existing portfolio companies resulting in such fees.

For the three months ended March 31, 2017 and 2016, expenses, net of incentive fee and administrative services expense waivers, were approximately $10.2 million and $9.0 million, respectively. The increase in expenses is primarily due to (i) an increase in base management fees and incentive fees (net of fee waivers) of $656,000, (ii) an increase in the amortization of offering costs of $378,000 and (iii) an increase in interest expense of $285,000. Base management fees and incentive fees (net of fee waivers) increased primarily due to an increase in our average gross assets. Interest expense increased primarily due to an increase in our average borrowings during the period and an increase in our cost of borrowing on the Credit Facilities. Average borrowings were $399.5 million for the three months ended March 31, 2017 compared to $387.5 million for the three months ended March 31, 2016. As of March 31, 2017 and 2016, the annualized interest rate on borrowings was 3.7% and 3.0%, respectively.

For the three months ended March 31, 2017, the net increase in net assets resulting from operations (gross of stockholder distributions declared) was approximately $13.3 million. The increase was attributable to net investment income of approximately $15.2 million and net realized gains of approximately $2.6 million, offset by unrealized depreciation on investments of approximately $4.5 million. The realized gains were primarily the result of the exit of one Private loan equity investment.

For the three months ended March 31, 2016, the net decrease in net assets resulting from operations (gross of stockholder distributions declared) was approximately $2.7 million. The decrease was attributable to unrealized depreciation on investments of approximately $14.3 million and realized losses of approximately $646,000, offset by net investment income of approximately $12.2 million.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Overview

As of March 31, 2017, we had approximately $41.4 million in cash and cash equivalents, which we held in various custodial accounts. In addition, as of March 31, 2017, we had $94.0 million in capacity available under the Credit Facilities. To seek to enhance our returns, we intend to continue to employ leverage as market conditions permit and at the discretion of our Adviser, but in no event will leverage employed exceed 50% of the value of our assets, as required by the 1940 Act. See “Liquidity and Cash Flows-Financing Arrangements.”

As of March 31, 2017, we had 22 senior secured loan investments and three equity investments with aggregate unfunded commitments of $44.1 million. We believe that we maintain sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise.

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

Liquidity and Capital Resources

Cash Flows

For the three months ended March 31, 2017, we experienced a net increase in cash and cash equivalents of approximately $17.7 million. During that period, approximately $39.2 million of cash was provided by our operating activities, which principally consisted of a net increase in net assets resulting from operations of approximately $13.3 million and principal repayments from and sales of investments in portfolio companies of $137.8 million, offset by the purchase of new portfolio investments of $110.9 million. During the three months ended March 31, 2017, approximately $21.5 million was used in financing activities, which principally consisted of a net $27.0 million decrease in borrowings under the Credit Facilities, $6.2 million in cash distributions paid to stockholders, and $5.1 million in cash used for the redemption of our common stock, offset by $17.3 million in net stock offering proceeds received.

For the three months ended March 31, 2016, we experienced a net decrease in cash and cash equivalents of approximately $3.5 million. During that period, approximately $24.9 million of cash was used in our operating activities, which principally consisted of the purchase of new portfolio investments of $83.1 million and a net decrease in net assets resulting from operations of approximately $2.7 million, offset by principal repayments from and sales of investments in portfolio companies of $47.4 million. During the three months ended March 31, 2016, approximately $21.4 million was generated from financing activities, which principally consisted of a net $15.0 million increase in borrowings under the Credit Facilities and $13.4 million in net stock offering proceeds received, offset by $5.2 million in cash distributions paid to stockholders, $1.5 million in cash distributions related to redemption of our common stock and $359,000 paid for financing costs related to amendments to the Credit Facilities during the three months ended March 31, 2016.

Continuous Public Offering

During the three months ended March 31, 2017, we raised proceeds of $25.8 million from the Offering, including proceeds from the distribution reinvestment plan, and incurred $1.6 million for selling commissions and Dealer Manager fees. We also incurred an obligation for $387,000 of costs related to the Offering.

During the three months ended March 31, 2016, we raised proceeds of $20.6 million from the Offering, including proceeds from the distribution reinvestment plan, and incurred $1.3 million for selling commissions and Dealer Manager fees. We also incurred an obligation for $308,000 of costs related to the Offering.

Distributions

The following table reflects the cash distributions per share that we have declared on our common stock during the three months ended March 31, 2017 and 2016 (dollars in thousands except per share amounts).

	Distributions
	Per Share	Amount
2017
Three months ended March 31, 2017	$0.17	$12,922
2016
Three months ended March 31, 2016	$0.17	$11,037

On March 23, 2017, with the authorization of our board of directors, we declared distributions to our stockholders for the period of April 2017 through June 2017. These distributions have been, or will be, calculated based on stockholders of record each day from April 1, 2017 through June 30, 2017 in an amount equal to $0.00191781 per share, per day. Distributions are paid on the first business day following the completion of each month to which they relate.

For the years ending December 31, 2016, 2015 and 2014, respectively, the tax characteristics of distributions paid to shareholders were as follow (amounts in thousands):

	Year Ended December 31,
Tax Characteristics of Distributions	2016		2015		2014

Ordinary income	$44,848	93.90%	$34,085	99.68%	$11,162	99.51%
Capital gain distributions	2,913	6.10	110	0.32	55	0.49
Total	$47,761	100.00%	$34,195	100.00%	$11,217	100.00%
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

As of March 31, 2017, we had $68.0 million outstanding and $27.0 million available under our EverBank Credit Facility, and $318.0 million outstanding and $67.0 million available under the Deutsche Bank Credit Facility, both of which we estimated approximated fair value. Availability under the Credit Facilities is subject to certain limitations and the asset coverage restrictions under the 1940 Act. For further information on our Credit Facilities, including key terms and financial covenants, refer to Note 5-Borrowings to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016 as well as Note 5-Borrowings to the condensed consolidated financial statements included elsewhere in this Report.

As a BDC, we generally are required to meet a coverage ratio of total assets to total senior securities, which include borrowings and any preferred stock we may issue in the future, of at least 200%. As of March 31, 2017, our asset coverage ratio under BDC regulations was 244% when including unfunded commitments as a senior security. As of December 31, 2016, our asset coverage ratio under BDC regulations was 245% when including unfunded commitments as a senior security. As of March 31, 2017, considering these limitations, we had the ability to draw upon the entire $94.0 million of remaining capacity in the Credit Facilities.

Although we have been able to secure access to potential additional liquidity, through proceeds from the Offering and also by entering into the Credit Facilities, there is no assurance that equity or debt capital will be available to us in the future on favorable terms, or at all.

Related-Party Transactions and Agreements

We have entered into agreements with our Adviser, our Sub-Adviser and our Dealer Manager, whereby we pay certain fees and reimbursements to these entities. These include payments to our Dealer Manager for selling commissions and the Dealer Manager fee and payments to our Adviser for reimbursement of offering costs. In addition, we make payments for certain services that include the identification, execution, and management of our investments and also the management of our day-to-day operations provided to us by our Adviser and Sub-Adviser, pursuant to various agreements that we have entered into. See Note 10-Related Party Transactions and Arrangements to the financial statements included elsewhere in this Report for additional information regarding related party transactions.

 Contractual Obligations

As of March 31, 2017, we had $386.0 million in borrowings outstanding under the Credit Facilities. Our EverBank Credit Facility will expire March 6, 2020, with two one-year extension options, subject to lender approval, and the Deutsche Bank Credit Facility will mature on June 16, 2020. See Note 5-Borrowings to the financial statements included elsewhere in this Report for a description of the Credit Facilities.

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings at March 31, 2017 is as follows:

	Payments Due By Period (dollars in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
EverBank Credit Facility(1)	$68,000	$—	$68,000	$—	$—
Deutsche Bank Credit Facility(2)	$318,000	$—	$—	$318,000	$—
Total Credit Facilities	$386,000	$—	$68,000	$318,000	$—

(1)
At March 31, 2017, $27.0 million remained available under our EverBank Credit Facility; however, our borrowing capacity is limited to the asset coverage ratio restrictions imposed by the 1940 Act, as discussed above.

(2)
At March 31, 2017, $67.0 million remained available under the Deutsche Bank Credit Facility; however, our borrowing ability is limited to the asset coverage ratio restrictions imposed by the 1940 Act, as discussed above.

Off-Balance Sheet Arrangements

At March 31, 2017, we had a total of approximately $44.1 million in outstanding commitments comprised of (i) 22 commitments to fund revolving loans that had not been fully drawn or term loans that had not been funded and (ii) three capital commitments that had not been fully called. We recognized unrealized appreciation of approximately $245,000 on our outstanding unfunded loan commitments and no unrealized appreciation or depreciation on our outstanding unfunded capital commitments during the three months ended March 31, 2017. We reasonably believe that we have sufficient assets to adequately cover and allow us to satisfy our outstanding unfunded commitments. At December 31, 2016, we had a total of approximately $42.7 million in outstanding commitments comprised of (i) 22 commitments to fund revolving loans that had not been fully drawn or term loans that had not been funded and (ii) three capital commitments that had not been fully called. We recognized unrealized depreciation of approximately $266,000 on our outstanding unfunded loan commitments and unrealized appreciation of approximately $14,000 on our outstanding unfunded capital commitments during the year ended December 31, 2016.

	Commitments and Contingencies
	(dollars in thousands)
	March 31, 2017	December 31, 2016
Unfunded Loan Commitments
Apex Linen Services, Inc.	$403	$397
Arcus Hunting, LLC	2,169	2,136
BarFly Ventures, LLC	306	881
Buca C, LLC	1,580	1,548
CapFusion Holding, LLC	400	394
CDHA Management, LLC	3,523	3,259
Charps, LLC	800	—
Datacom, LLC	80	1,302
Gamber-Johnson Holdings, LLC	300	300
Guerdon Modular Holdings, Inc.	400	400
Hawk Ridge Systems, LLC	400	400
Hojeij Branded Foods, Inc.	1,644	2,000
HW Temps LLC	200	50
Jackmont Hospitality, Inc.	—	1,200
LaMi Products, LLC	1,397	1,729
Minute Key, Inc.	200	197
Mystic Logistics, Inc.	200	194
NNE Issuer, LLC	10,208	—
NuStep, LLC	300	—
Pardus Oil & Gas, LLC	357	357

	Commitments and Contingencies
	(dollars in thousands)
	March 31, 2017	December 31, 2016
Permian Holdco 2	$290	$290
PPC/Shift, LLC	500	500
Strike, LLC	2,500	2,475
Unirush LLC	—	980
Volusion, LLC	—	2,955
Unfunded Capital Commitments
Brightwood Capital Fund III, LP	1,000	1,000
Brightwood Capital Fund IV, LP	10,000	10,000
Freeport First Lien Loan Fund III, LP	4,941	7,737
Total	$44,098	$42,681

Recent Developments and Subsequent Events

From April 1, 2017 through May 12, 2017, we raised approximately $11.9 million in the Offering. During this period, we funded approximately $89.8 million in investments and received proceeds from repayments and dispositions of approximately $61.0 million.

On April 4, 2017, we and ORIX Funds Corp. (“ORIX”) entered into a limited liability company agreement to co-manage HMS-ORIX SLF LLC (the “Joint Venture”). The Joint Venture, which is expected to invest primarily in broadly-syndicated loans, will not be treated as a consolidated subsidiary, but will be included as a control investment in our condensed consolidated financial statements at fair value. We and ORIX will have equal representation on the Joint Venture’s Board of Managers, which will be responsible for, among other things, approving all portfolio and investment decisions of the Joint Venture. We and ORIX have committed to provide an aggregate of $50.0 million of equity to the Joint Venture, with us providing $30.0 million and ORIX providing $20.0 million. On the same day, the Company and ORIX funded $15.0 million and $10.0 million of their equity commitments. We and ORIX will initially own 60% and 40% of the Joint Venture, respectively. Additionally, the Joint Venture has entered into a $100.0 million credit facility with Bank of America, N.A. that will help the Joint Venture achieve its investment objectives.

On April 24, 2017, we, our Adviser and our Sub-Adviser entered into a conditional income incentive fee agreement (the “First Quarter 2017 Fee Waiver Agreement”), pursuant to which, for a period from January 1, 2017 through March 31, 2017, the Advisers could waive the “subordinated incentive fee on income,” as such term is defined in the Investment Advisory Agreement, upon the occurrence of any event that, in the Advisers’ sole discretion, causes such waiver to be deemed necessary. The First Quarter 2017 Fee Waiver Agreement may require us to repay the Advisers for previously waived Expense Support Payments or waived base management fees or incentive fees under certain circumstances. The previously waived fees are potentially subject to repayment by us, if at all, within a period not to exceed three years from the date of each respective fee waiver.

On April 28, 2017, we filed a tender offer statement on Schedule TO with the SEC, to commence an offer by us to purchase, as approved by our board of directors, 1,395,270.20 shares of our issued and outstanding common stock, par value $0.001 per share. The offer is for cash at a purchase price equal to the NAV per share to be determined within 48 hours of the repurchase date.

On May 1, 2017, the SEC declared effective Post-Effective Amendment No. 4 to our Registration Statement on Form N-2 (File No. 333-204659).

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, in particular changes in interest rates. Changes in interest rates may affect our interest income from portfolio investments, the fair value of our fixed income investments, and our cost of funding.

Our interest income will be affected by changes in various interest rates, including LIBOR and prime rates, to the extent any of our debt investments include floating interest rates. We generally invest in floating rate debt instruments, meaning that the interest rate payable on such instrument resets periodically based upon changes in a specified interest rate index, typically the one-month or three-month LIBOR. As of March 31, 2017, approximately 83.4% of our LMM, Private Loan, and Middle Market portfolio debt investments (based on cost) contained floating interest rates. At March 31, 2017, the one-month LIBOR was approximately 0.98% and the three-month LIBOR was approximately 1.15%. However, many of our investments provide that the specified interest rate index on such instruments will never fall below a level, or floor, generally between 100 and 150 basis points regardless of the level of the specified index rate. Given that most floating rate debt investments have index floors at or above 100 basis points, a decline in index rates is not expected to result in a change to interest income.

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

The following table shows the approximate annualized increase or decrease (dollars in thousands) in the components of net investment income due to hypothetical interest rate index changes, assuming no changes in our investments and borrowings as of March 31, 2017.

Change in interest rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 25 basis points	$(99)	$(965)	$866
Up 50 basis points	3,573	1,930	1,643
Up 100 basis points	7,448	3,860	3,588
Up 200 basis points	15,232	7,720	7,512
Up 300 basis points	23,019	11,580	11,439

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

If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. As of March 31, 2017, we had not entered into any interest rate hedging arrangements.

Item 4.    Controls and Procedures.

In accordance with the Exchange Act, Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2017, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act), during the three months ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, that we filed with the SEC on March 7, 2017.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Repurchases of our common stock pursuant to our tender offer are as follows:

Period	Total Number of Shares Purchased	Average Price per Share	Cumulative Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)

January 1, 2017 through January 31, 2017	—	$—	—	—
February 1, 2017 through February 28, 2017	—	$—	—	—
March 1, 2017 through March 31, 2017	614,180	$8.23	614,180	—

Item 3.    Defaults upon Senior Securities.

None.

Item 4.    Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

Not applicable.

Item 6.    Exhibits.

Exhibit No.	Description
10.1
Amended and Restated Senior Secured Revolving Credit Agreement, dated as of March 6, 2017, by and among the Registrant, HMS Equity Holding, LLC, HMS Equity Holding II, Inc., the financial institutions party thereto and EverBank Commercial Finance, Inc. (filed as Exhibit 10.40 to the Registrant’s annual report on Form 10-K, filed on March 7, 2017 (File No. 814-00939) and incorporated herein by reference).

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

HMS INCOME FUND, INC.

Date:	May 15, 2017	By:	/s/ SHERRI W. SCHUGART
Sherri W. Schugart
Chairman, Chief Executive Officer and President

Date:	May 15, 2017	By:	/s/ RYAN T. SIMS
Ryan T. Sims
Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit No.	Description
10.1
Amended and Restated Senior Secured Revolving Credit Agreement, dated as of March 6, 2017, by and among the Registrant, HMS Equity Holding, LLC, HMS Equity Holding II, Inc., the financial institutions party thereto and EverBank Commercial Finance, Inc. (filed as Exhibit 10.40 to the Registrant’s annual report on Form 10-K, filed on March 7, 2017 (File No. 814-00939) and incorporated herein by reference).

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