Form 10-Q
period 2017-06-30
HMS INCOME FUND, INC.
filed 2017-08-14
CIK 1535778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________
 FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

The issuer had 78,828,136 shares of common stock outstanding as of August 11, 2017.

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

PART I — FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

HMS Income Fund, Inc.
Condensed Consolidated Balance Sheets
(dollars in thousands, except share and per share amounts)

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Portfolio investments at fair value:
Non-Control/Non-Affiliate investments (amortized cost: $948,958 and $935,741 as of June 30, 2017 and December 31, 2016, respectively)	$925,298	$916,393
Affiliate investments (amortized cost: $68,946 and $53,771 as of June 30, 2017 and December 31, 2016, respectively)	73,365	56,312
Control investments (amortized cost: $42,473 and $12,883 as of June 30, 2017 and December 31, 2016, respectively)	46,275	16,542
Total portfolio investments (amortized cost: $1,060,377 and $1,002,395 as of June 30, 2017 and December 31, 2016, respectively)	1,044,938	989,247

Cash and cash equivalents	32,905	23,719
Interest receivable	7,975	7,204
Receivable for securities sold	5,656	7,610
Prepaid and other assets	6,373	1,268
Deferred offering costs (net of accumulated amortization of $10,717 and $9,919 as of June 30, 2017 and December 31, 2016, respectively)	611	680
Deferred financing costs (net of accumulated amortization of $2,238 and $2,862 as of June 30, 2017 and December 31, 2016, respectively)	3,784	3,840
Total assets	$1,102,242	$1,033,568

LIABILITIES
Accounts payable and other liabilities	$923	$1,164
Payable for unsettled trades	283	932
Stockholder distributions payable	4,475	4,354
Base management fees payable	5,304	5,054
Due to affiliates	112	184
Directors’ fees payable	27	12
Payable for securities purchased	34,117	11,035
Notes payable	417,000	413,000
Total liabilities	462,241	435,735

Commitments and Contingencies (Note 12)

NET ASSETS
Common stock, $.001 par value; 150,000,000 shares authorized, 77,891,173 and 73,382,971 issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	78	73
Additional paid-in capital	671,652	633,855
Accumulated distributions in excess of net investment income	(16,120)	(22,602)
Net unrealized depreciation	(15,609)	(13,493)
Total net assets	640,001	597,833

Total liabilities and net assets	$1,102,242	$1,033,568

Net asset value per share	$8.22	$8.15

See notes to the condensed consolidated financial statements.

HMS Income Fund, Inc.
Condensed Consolidated Statements of Operations
(dollars in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
INVESTMENT INCOME:
From non-control/non-affiliate investments:
Interest income	$22,557	$19,552	$45,100	$39,676
Fee income	827	286	1,537	507
Dividend income	182	93	384	186
From affiliate investments:
Interest income	1,138	627	2,101	995
Fee income	49	99	103	133
Dividend income	555	348	981	533
From control investments:
Interest income	170	176	338	390
Fee income	20	20	41	40
Dividend income	50	—	327	—
Total interest, fee and dividend income	25,548	21,201	50,912	42,460
EXPENSES:
Interest expense	4,343	3,604	8,338	7,314
Base management and incentive fees	6,126	4,693	12,771	9,680
Administrative services expenses	873	574	1,534	1,107
Offering costs	408	120	798	132
Professional fees	60	243	324	671
Insurance	48	48	96	95
Other general and administrative	292	420	619	725
Expenses before fee and expense waivers	12,150	9,702	24,480	19,724
Waiver of incentive fees	(823)	—	(2,318)	(493)
Waiver of administrative services expenses	(873)	(574)	(1,534)	(1,107)
Total expenses, net of fee and expense waivers	10,454	9,128	20,628	18,124
Net investment income before taxes	15,094	12,073	30,284	24,336
Income tax expense (benefit), including excise tax	30	25	78	48
NET INVESTMENT INCOME	15,064	12,048	30,206	24,288
NET REALIZED GAIN (LOSS) FROM INVESTMENTS
Non-Control/Non-Affiliate investments	(5)	(9,369)	2,635	(10,015)
Affiliate investments	—	—	—	—
Control investments	—	—	—	—
Total realized gain (loss) from investments	(5)	(9,369)	2,635	(10,015)
NET REALIZED INCOME	15,059	2,679	32,841	14,273
NET UNREALIZED APPRECIATION (DEPRECIATION)
Non-Control/Non-Affiliate investments	1,439	15,362	(4,130)	(704)
Affiliate investments	812	61	1,872	546
Control investments	150	(7)	143	1,311
Total net unrealized appreciation (depreciation)	2,401	15,416	(2,115)	1,153
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$17,460	$18,095	$30,726	$15,426

PER SHARE INFORMATION - BASIC AND DILUTED
NET INVESTMENT INCOME PER SHARE	$0.20	$0.18	$0.40	$0.37
NET REALIZED INCOME PER SHARE	$0.19	$0.04	$0.43	$0.22
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE (EARNINGS PER SHARE)	$0.22	$0.27	$0.40	$0.24
DISTRIBUTIONS DECLARED PER SHARE	$0.18	$0.18	$0.35	$0.35
WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	76,992,837	66,734,135	75,929,218	64,982,508

See notes to the condensed consolidated financial statements.

HMS Income Fund, Inc.
Condensed Consolidated Statements of Changes in Net Assets
(dollars in thousands, except number of shares)
(Unaudited)

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Change in Net Assets from Operations:
Net investment income	$30,206	$24,288
Net realized gain (loss) on investments	2,635	(10,015)
Net unrealized appreciation (depreciation)	(2,115)	1,153
Net increase in net assets resulting from operations	30,726	15,426

Change in Net Assets from Stockholders’ Distributions:
Distributions from net investment income	(23,725)	(22,687)
Distributions from net realized gain on investments	(2,635)	—
Net decrease in net assets resulting from stockholders’ distributions	(26,360)	(22,687)

Change in Net Assets from Capital Share Transactions:
Issuance of common stock, net of issuance costs	32,151	38,999
Reinvestment of stockholder distributions	13,545	11,865
Repurchase of common stock	(7,894)	(6,512)
Net increase in net assets resulting from capital share transactions	37,802	44,352

Total Increase in Net Assets	42,168	37,091
Net Assets at beginning of the period	597,833	491,652
Net Assets at end of the period	$640,001	$528,743

NAV per share at end of the period	$8.22	$7.77

Common shares outstanding, beginning of the period	73,382,971	62,382,044
Issuance of common shares	3,844,275	4,987,274
Issuance of common shares pursuant to distribution reinvestment plan	1,624,413	1,509,900
Repurchase of common shares	(960,486)	(838,677)
Common shares outstanding, end of the period	77,891,173	68,040,541

See notes to the condensed consolidated financial statements.

HMS Income Fund, Inc.
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)
(Unaudited)

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$30,726	$15,426
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Principal repayments received and proceeds from sales of investments in portfolio companies	280,006	107,896
Investments in portfolio companies	(307,041)	(181,927)
Net unrealized (appreciation) depreciation of portfolio investments	2,115	(1,153)
Net realized (gain) loss on sale of portfolio investments	(2,635)	10,015
Amortization of deferred financing costs	699	740
Amortization of deferred offering costs	798	132
Accretion of unearned income	(7,896)	(5,100)
Net payment-in-kind interest accrual	(839)	(124)
Changes in other assets and liabilities:
Interest receivable	(771)	226
Prepaid and other assets	354	(68)
Base management fees payable	250	216
Due to affiliates	(109)	(115)
Directors’ fees payable	15	21
Accounts payable and other liabilities	(108)	5
Payable for unsettled trades	(649)	57
Net cash used in operating activities	(5,085)	(53,753)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	35,018	42,893
Redemption of common shares	(7,894)	(6,512)
Payment of selling commissions and dealer manager fees	(2,849)	(3,804)
Payment of offering costs	(709)	(823)
Payment of stockholder distributions	(12,694)	(10,625)
Repayments on notes payable	(291,000)	(138,000)
Proceeds from notes payable	295,000	165,000
Payment of deferred financing costs	(601)	(428)
Net cash provided by financing activities	14,271	47,701

Net increase (decrease) in cash and cash equivalents	9,186	(6,052)

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	23,719	24,001

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$32,905	$17,949

See notes to the condensed consolidated financial statements.

HMS Income Fund, Inc. Condensed Consolidated Schedule of Investments
As of June 30, 2017
(dollars in thousands) (Unaudited)
Portfolio Company (1) (3)	Business Description	Type of Investment (2) (3)	Index Rate (22)	Principal (7)	Cost (7)	Fair Value

Control Investments (6)
GRT Rubber Technologies, LLC (8) (10) (13)	Engineered Rubber Product Manufacturer	LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.05%, Secured Debt (Maturity - December 19, 2019)	1 month LIBOR	$6,112	$6,038	$6,112
		Member Units (2,896 shares)	—	—	6,435	10,186
					12,473	16,298
HMS-ORIX SLF LLC (9) (15) (23)	Investment Partnership	Membership Interests (Fully diluted 60.00%) (16)	—	—	30,000	29,977

Subtotal Control Investments (6) (4% of total investments at fair value)					$42,473	$46,275
Affiliate Investments (4)
AFG Capital Group, LLC (10) (13)	Provider of Rent-to-Own Financing Solutions and Services	Member Units (46 shares)	—	$—	$300	$712
		Warrants (10 equivalent shares, Expiration - November 7, 2024)	—	—	65	172
					365	884
Charps, LLC (10) (13)	Union Contractor focused on construction, fabrication and maintenance of oil and gas pipelines	12.00% Secured Debt (Maturity - January 31, 2022)	None	4,600	4,487	4,491
		Preferred Member Units (400 units)	—	—	100	100
					4,587	4,591
Clad-Rex Steel, LLC (10) (13)	Specialty Manufacturer of Vinyl-Clad Metal	LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 10.55%, Secured Debt (Maturity - December 20, 2021) (8)	1 month LIBOR	3,520	3,454	3,455
		Member Units (179 units)	—	—	1,820	1,958
		10.00% Secured Debt (Clad-Rex Steel RE Investor, LLC) (Maturity - December 20, 2036)	None	298	296	296
		Member Units (Clad-Rex Steel RE Investor, LLC) (200 units)	—	—	53	53
					5,623	5,762
EIG Traverse Co-Investment, LP (9) (15)	Investment Partnership	LP Interests (EIG Traverse Co-Investment, LP) (Fully diluted 22.20%) (16)	—	—	9,805	10,408
Freeport First Lien Loan Fund III, LP (9) (15)	Investment Partnership	LP Interests (Freeport First Lien Loan Fund III, LP) (Fully diluted 5.60%) (16)	—	—	7,559	7,506
Gamber-Johnson Holdings, LLC (8) (10) (13)	Manufacturer of Ruggedized Computer Mounting Systems	LIBOR Plus 11.00% (Floor 1.00%), Current Coupon 12.05%, Secured Debt (Maturity - June 24, 2021)	1 month LIBOR	5,970	5,860	5,970
		Member Units (2,155 units)	—	—	3,711	5,519
					9,571	11,489
Guerdon Modular Holdings, Inc. (10) (13)	Multi-Family and Commercial Modular Construction Company	9.00% Current / 4.00% PIK Secured Debt (Maturity - August 13, 2019)	None	2,677	2,636	2,656
		Common Stock (53,008 shares)	—	—	746	20
		Class B Preferred Stock (101,250 shares)	—	—	285	285
					3,667	2,961
Gulf Publishing Investor, LLC (10) (13)	Energy Focused Media and Publishing	12.50% Secured Debt (Maturity - April 29, 2021)	None	3,200	3,145	3,145
		Member Units (781 shares)	—	—	920	1,082
					4,065	4,227
Hawk Ridge Systems, LLC (9) (10) (13)	Value-Added Reseller of Engineering Design and Manufacturing Solutions	10.00% Secured Debt (Maturity - December 2, 2021)	None	2,500	2,455	2,455
		Preferred Member Units (56 units)	—	—	713	713
		Preferred Member Units (HRS Services, ULC) (56 units)	—	—	38	38
					3,206	3,206
HW Temps LLC (8) (10) (13)	Temporary Staffing Solutions	LIBOR Plus 13.00% (Floor 1.00%), Current Coupon 14.05%, Secured Debt (Maturity - July 2, 2020)	1 month LIBOR	2,494	2,448	2,448
		Preferred Member Units (800 shares) (16)	—	—	986	985
					3,434	3,433
M.H. Corbin, Inc. (10) (13)	Manufacturer and Distributor of Traffic Safety Products	10.00% Secured Debt (Maturity - August 31, 2020)	None	$3,238	$3,214	$3,214
		Preferred Member Units (1,000 shares)	—	—	1,500	1,500
					4,714	4,714
Mystic Logistics, Inc. (10) (13)	Logistics and Distribution Services Provider for Large Volume Mailers	12.00% Secured Debt (Maturity - August 15, 2019)	None	2,008	1,971	2,008
		Common Stock (1,468 shares) (16)	—	—	680	1,648
					2,651	3,656
NuStep, LLC (10) (13)	Designer, Manufacturer and Distributor of Fitness Equipment	12.00% Secured Debt (Maturity - January 31, 2022)	None	5,150	5,033	5,034
		Member units (102 units)	—	—	2,549	2,550
					7,582	7,584
SoftTouch Medical Holdings LLC (8) (10) (13)	Home Provider of Pediatric Durable Medical Equipment	LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.05%, Secured Debt (Maturity - October 31, 2019)	1 month LIBOR	1,260	1,247	1,260
		Member Units (785 units) (16)	—	—	870	1,684
					2,117	2,944

Subtotal Affiliate Investments (4) (7% of total investments at fair value)					$68,946	$73,365

Non-Control/Non-Affiliate Investments (5)
AAC Holding Corp. (8)	Substance Abuse Treatment Service Provider	LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 7.98%, Secured Debt (Maturity - June 28, 2023) (12)	1 month LIBOR	$11,900	$11,603	$11,751
Adams Publishing Group, LLC (8) (11)	Local Newspaper Operator	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.15%, Secured Debt (Maturity - November 3, 2020)	3 month LIBOR	9,018	8,757	8,849
ADS Tactical, Inc. (8) (11)	Value-Added Logistics and Supply Chain Solutions Provider	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.80%, Secured Debt (Maturity - December 31, 2022)	1 month LIBOR	11,443	11,179	11,179
Ahead, LLC (8) (11)	IT Infrastructure Value Added Reseller	LIBOR Plus 6.50%, Current Coupon 7.81%, Secured Debt (Maturity - November 2, 2020)	3 month LIBOR	9,250	9,047	9,227
Allflex Holdings III Inc. (8)	Manufacturer of Livestock Identification Products	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.16%, Secured Debt (Maturity - July 19, 2021) (14)	3 month LIBOR	14,922	15,011	15,085
American Scaffold Holdings, Inc. (8) (11)	Marine Scaffolding Service Provider	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.80%, Secured Debt (Maturity - March 31, 2022)	3 month LIBOR	7,219	7,126	7,183
American Teleconferencing Services, Ltd. (8)	Provider of Audio Conferencing and Video Collaboration Solutions	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.72%, Secured Debt (Maturity - December 8, 2021)	1 month LIBOR	9,794	8,902	9,788
		LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 10.59%, Secured Debt (Maturity - December 6, 2022) (14)	1 month LIBOR	5,571	5,312	5,519
					14,214	15,307
AmeriTech College Operations, LLC (10) (13)	For-Profit Nursing and Healthcare College	13.00% Secured Debt (Maturity - January 31, 2020)	None	375	375	375
		10.00% Secured Debt (Maturity - November 30, 2019)	None	61	61	61
		13.00% Secured Debt (Maturity - November 30, 2019)	None	64	64	64
		Preferred Member Units (364 units, 5.00% cumulative) (16)	—	—	754	354
					1,254	854
Apex Linen Service, Inc. (10) (13)	Industrial Launderers	13.00% Secured Debt (Maturity - October 30, 2022)	None	3,604	3,548	3,548
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.05%, Secured Debt (Maturity - October 30, 2022)	1 month LIBOR	600	600	600
					4,148	4,148
Arcus Hunting, LLC (8) (11)	Manufacturer of Bowhunting and Archery Products and Accessories	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.15%, Secured Debt (Maturity - November 13, 2019)	1 month LIBOR	7,912	7,813	7,906
ATI Investment Sub, Inc. (8)	Manufacturer of Solar Tracking Systems	LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.48%, Secured Debt (Maturity - June 22, 2021)	1 month LIBOR	$9,000	$8,842	$8,978
ATX Networks Corp. (8) (9)	Provider of Radio Frequency Management Equipment	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.30%, Secured Debt (Maturity - June 11, 2021)	3 month LIBOR	14,663	14,451	14,515
BarFly Ventures, LLC (11)	Casual Restaurant Group	12.00% Secured Debt (Maturity - August 31, 2020)	None	2,599	2,557	2,599
		Warrants (.410 equivalent units, Expiration - August 31, 2025)	—	—	158	110
		Options (.731 equivalent units)	—	—	133	198
					2,848	2,907
BBB Tank Services, LLC (10) (13)	Maintenance, Repair and Construction Services to the Above-Ground Storage Tank Market	15% Current Secured Debt (Maturity - April 8, 2021)	None	1,007	991	999
		LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 10.55%, Secured Debt (Maturity - April 8, 2021)	1 month LIBOR	200	200	200
		Member Units (200,000 units)	—	—	200	200
					1,391	1,399
Berry Aviation, Inc. (11)	Airline Charter Service Operator	12.00% Current / 1.75% PIK, Current Coupon 13.75%, Secured Debt (Maturity - January 30, 2020) (14)	None	1,407	1,392	1,407
		Common Stock (138 shares)	—	—	100	205
					1,492	1,612
Bigname Holdings, LLC (8) (11)	Envelopes and Complimentary Stationery Products	LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.43%, Secured Debt (Maturity - May 11, 2022)	1 month LIBOR	2,500	2,469	2,469
Binswanger Enterprises, LLC (8) (11)	Glass Repair and Installation Service Provider	LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.30%, Secured Debt (Maturity - March 9, 2022)	3 month LIBOR	15,383	15,090	15,090
		Member Units (1,050,000 Class A units)	—	—	1,050	1,050
					16,140	16,140
Bluestem Brands, Inc. (8)	Multi-Channel Retailer of General Merchandise	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.70%, Secured Debt (Maturity - November 6, 2020)	3 month LIBOR	13,408	13,211	9,537
Boccella Precast Products, LLC (8)(13)	Manufacturer of Precast Hollow Core Concrete	LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 11.00%, Secured Debt (Maturity - June 30, 2022)	1 month LIBOR	4,100	3,997	4,008
		Member Units (540,000 units)	—	—	540	540
					4,537	4,548
Brightwood Capital Fund Investments (9) (15)	Investment Partnership	LP Interests (Brightwood Capital Fund III, LP) (Fully diluted .52%) (16)	—	—	4,075	3,443
		LP Interests (Brightwood Capital Fund IV, LP) (Fully diluted 1.58%) (16)	—	—	1,037	1,037
					5,112	4,480
Brundage-Bone Concrete Pumping, Inc.	Construction Services Provider	10.38% Secured Debt (Maturity - September 1, 2021) (14)	None	12,000	12,080	12,600
Buca C, LLC (8) (10) (13)	Casual Restaurant Group	LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.33%, Secured Debt (Maturity - June 30, 2020)	1 month LIBOR	14,136	13,951	13,951
		Preferred Member Units (4 units, 6.00% cumulative) (16)	—	—	2,702	2,698
					16,653	16,649
CAI Software, LLC (10) (13)	Provider of Specialized Enterprise Resource Planning Software	12.00% Secured Debt (Maturity - October 10, 2019)	None	871	858	871
		Member Units (16,339 units)	—	—	163	705
					1,021	1,576

CapFusion Holding, LLC (9) (10) (13)	Business Lender	13.00% Secured Debt (Maturity - March 25, 2021)	None	$3,600	$3,316	$3,316
		Warrants (400 equivalent units, Expiration - March 24, 2026)	—	—	300	300
					3,616	3,616
CDHA Management, LLC (8) (11)	Dental Services	LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.68%, Secured Debt (Maturity - December 5, 2021)	6 month LIBOR	4,356	4,251	4,356
Cengage Learning, Inc. (8)	Provider of Educational Print and Digital Services	LIBOR Plus 4.25% (Floor 1.00%), Current Coupon 5.34%, Secured Debt (Maturity - June 7, 2023)	1 month LIBOR	9,794	9,239	9,280
Cenveo Corporation	Provider of Commercial Printing, Envelopes, Labels, Printed Office Products	6.00% Secured Debt (Maturity - August 1, 2019)	None	15,000	13,349	12,675
Charlotte Russe, Inc. (8)	Fast-Fashion Retailer to Young Women	LIBOR Plus 5.50% (Floor 1.25%), Current Coupon 6.75%, Secured Debt (Maturity - May 22, 2019)	3 month LIBOR	14,972	14,827	7,424
Clarius BIGS, LLC (11) (18)	Prints & Advertising Film Financing	15.00% PIK Secured Debt (Maturity - January 5, 2015) (18)	None	2,140	1,882	64
		20.00% PIK Secured Debt (Maturity - January 5, 2015) (18)	None	773	680	23
					2,562	87
Construction Supply Investments, LLC (11)	Distribution Platform of Specialty Construction Materials to Professional Concrete and Masonry Contractors	Member units (37,227 units)	—	—	3,723	3,723
ContextMedia Health, LLC (8)	Provider of Healthcare Media Content	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.73%, Secured Debt (Maturity - December 21, 2021)	1 month LIBOR	9,750	8,836	9,848
Covenant Surgical Partners, Inc.	Ambulatory Surgical Centers	8.75% Secured Debt (Maturity - August 1, 2019)	None	9,500	9,500	9,310
CST Industries, Inc. (8)	Storage Tank Manufacturer	Prime Plus 5.25% (Floor 4.25%), Current Coupon 9.50%, Secured Debt (Maturity - May 22, 2017)	PRIME	2,759	2,768	2,414
Datacom, LLC (10) (13)	Technology and Telecommunications Provider	5.25% Current / 5.25% PIK, Current Coupon 10.50% Secured Debt (Maturity - May 30, 2019)	None	1,330	1,319	1,289
		8.00% Secured Debt (Maturity - May 30, 2018)	None	120	120	120
		Class A Preferred Member Units (1,530 units, 15.00% cumulative) (16)	—	—	131	163
		Class B Preferred Member Units (717 units)	—	—	670	23
					2,240	1,595
Digital River, Inc. (8)	Provider of Outsourced e-Commerce Solutions and Services	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.75%, Secured Debt (Maturity - February 12, 2021)	3 month LIBOR	14,586	14,489	14,659
Digital Room, LLC (8)	Organic Lead Generation for Online Postsecondary Schools	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.23%, Secured Debt (Maturity - November 21, 2022)	1 month LIBOR	7,434	7,296	7,397
East West Copolymer & Rubber, LLC (10) (13) (18)	Manufacturer of Synthetic Rubbers	12.00% Current / 2.00% PIK, Current Coupon 14.00%, Secured Debt (Maturity - October 17, 2019) (18)	None	2,400	2,351	742
		Warrants (627,697 equivalent shares, Expiration - October 15, 2024)	—	—	13	—
					2,364	742
ECP-PF Holdings Groups, Inc. (11)	Fitness Club Operator	LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.15%, Secured Debt (Maturity - November 26, 2019)	3 month LIBOR	1,875	1,865	1,875
Evergreen Skills Lux S.á r.l. (d/b/a Skillsoft) (8) (9)	Technology-Based Performance Support Solutions	LIBOR Plus 8.25% (Floor 1.00%), Current Coupon 9.48%, Secured Debt (Maturity - April 28, 2022) (14)	1 month LIBOR	10,901	10,475	9,071
Flavors Holdings, Inc. (8)	Global Provider of Flavoring and Sweetening Products and Solutions	LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 7.05%, Secured Debt (Maturity - April 3, 2020)	3 month LIBOR	12,777	12,104	12,074
GST Autoleather, Inc. (8)	Automotive Leather Manufacturer	LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.80%, Secured Debt (Maturity - July 10, 2020) (12)	3 month LIBOR	17,297	16,759	16,951
Guitar Center, Inc.	Musical Instruments Retailer	6.50% Secured Debt (Maturity - April 15, 2019)	None	15,015	14,304	13,045
Hojeij Branded Foods, LLC (8) (11)	Multi-Airport, Multi-Concept Restaurant Operator	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.54%, Secured Debt (Maturity - July 28, 2021)	3 month LIBOR	$5,890	$5,851	$5,890
Hoover Group, Inc. (8) (9) (11)	Provider of Storage Tanks and Related Products to the Energy and Petrochemical Markets	LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.42%, Secured Debt (Maturity - January 28, 2021)	3 month LIBOR	14,924	13,992	13,730
Houghton Mifflin Harcourt Company (8) (9)	Provider of Educational Print and Digital Services	LIBOR Plus 3.00% (Floor 1.00%), Current Coupon 4.23%, Secured Debt (Maturity - May 28, 2021)	1 month LIBOR	8,947	8,327	8,518
Hunter Defense Technologies, Inc. (8)	Provider of Military and Commercial Shelters and Systems	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.16%, Secured Debt (Maturity - August 5, 2019)	3 month LIBOR	13,253	12,780	12,475
Hydrofarm Holdings, LLC (8) (11)	Wholesaler of Horticultural Products	LIBOR Plus 7.00%, Current Coupon 8.18%, Secured Debt (Maturity - May 12, 2022)	3 month LIBOR	6,750	6,618	6,618
iEnergizer Limited (8) (9)	Provider of Business Outsourcing Solutions	LIBOR 6.00% (Floor 1.25%), Current Coupon 7.25%, Secured Debt (Maturity - May 1, 2019)	1 month LIBOR	11,774	11,422	11,745
Implus Footcare, LLC (8) (11)	Provider of Footwear and Other Accessories	LIBOR 6.75% (Floor 1.00%), Current Coupon 8.05%, Secured Debt (Maturity - September 15, 2021)	3 month LIBOR	14,962	14,741	14,741
Indivior Finance, LLC (8) (9)	Specialty Pharmaceutical Company Treating Opioid Dependence	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.17%, Secured Debt (Maturity - December 19, 2019)	3 month LIBOR	7,878	7,610	7,957
Industrial Services Acquisitions, LLC (11)	Industrial Cleaning Services	11.25% Current / 0.75% PIK, Current Coupon 12.00%, Unsecured Debt (Maturity - December 17, 2022) (17)	None	10,563	10,377	10,563
		Member units (Industrial Services Investments, LLC) (2,100,000 units)	—	—	2,100	1,890
					12,477	12,453
Inn of the Mountain Gods Resort and Casino	Hotel & Casino Owner & Operator	9.25% Secured Debt (Maturity - November 30, 2020)	None	10,749	10,601	9,674
Intertain Group Limited (8) (9)	Business-to-Consumer Online Gaming Operator	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.80%, Secured Debt (Maturity - April 8, 2022)	3 month LIBOR	8,285	8,139	8,389
iPayment, Inc. (8)	Provider of Merchant Acquisition	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.16%, Secured Debt (Maturity - April 11, 2023)	3 month LIBOR	12,000	11,883	12,120
Ipreo Holdings, LLC	Application Software for Capital Markets	7.25% Unsecured Debt (Maturity - August 1, 2022) (17)	None	2,650	2,283	2,551
iQor US Inc. (8)	Business Process Outsourcing Services Provider	LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.15%, Secured Debt (Maturity - April 1, 2021)	3 month LIBOR	7,718	7,334	7,682
IronGate Energy Services, LLC (18)	Oil and Gas Services	11.00% Secured Debt (Maturity - July 1, 2018) (18)	None	5,825	5,827	1,981
Jackmont Hospitality, Inc. (8) (11)	Franchisee of Casual Dining Restaurants	LIBOR Plus 4.25% (Floor 1.00%)/ 2.50% PIK , Current Coupon 7.98%, Secured Debt (Maturity - May 26, 2021)	1 month LIBOR	8,895	8,868	8,895
Jacuzzi Brands Corp. (8)	Manufacturer of Bath and Spa Products	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.29%, Secured Debt (Maturity - June 28, 2023) (12)	3 month LIBOR	6,000	5,880	5,925
Joerns Healthcare, LLC (8)	Manufacturer and Distributor of Health Care Equipment & Supplies	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.70%, Secured Debt (Maturity - May 9, 2020)	3 month LIBOR	11,119	10,915	10,359
Kellermeyer Bergensons Services, LLC (8)	Outsourced Janitorial Services to Retail/Grocery Customers	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.73%, Secured Debt (Maturity - April 29, 2022) (14)	1 month LIBOR	14,700	14,611	14,149
Keypoint Government Solutions, Inc. (8) (11)	Provider of Pre-Employment Screening Services	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.30%, Secured Debt (Maturity - April 18, 2024)	3 month LIBOR	12,344	12,223	12,223
LaMi Products, LLC (8) (11)	General Merchandise Distribution	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.63%, Secured Debt (Maturity -September 16, 2020)	3 month LIBOR	11,367	11,220	11,354
Larchmont Resources, LLC	Oil & Gas Exploration & Production	LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.00% PIK, Secured Debt (Maturity - August 7, 2020)	3 month LIBOR	4,012	4,012	3,992
		Member units (Larchmont Intermediate Holdco, LLC) (4,806 units)	—	—	601	1,658
					4,613	5,650
Legendary Pictures Funding, LLC (8) (11)	Producer of TV, Film, and Comic Content	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.30%, Secured Debt (Maturity - April 22, 2020)	3 month LIBOR	$8,020	$7,920	$8,030
LJ Host Merger Sub, Inc. (8)	Managed Services and Hosting Provider	LIBOR Plus 6.75% (Floor 1.25%), Current Coupon 8.05%, Secured Debt (Maturity - December 13, 2019)	3 month LIBOR	16,137	15,657	15,714
		LIBOR Plus 6.75% (Floor 1.25%), Current Coupon 8.03%, Secured Debt (Maturity - December 13, 2018)	3 month LIBOR	2,433	2,319	2,293
					17,976	18,007
Logix Acquisition Company, LLC (8) (11)	Competitive Local Exchange Carrier	LIBOR Plus 8.28% (Floor 1.00%), Current Coupon 9.59%, Secured Debt (Maturity - June 24, 2021)	3 month LIBOR	8,436	8,312	8,436
LSF9 Atlantis Holdings, LLC (8)	Provider of Wireless Telecommunications Carrier Services	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.06%, Secured Debt (Maturity - May 1, 2023)	1 month LIBOR	14,000	13,887	14,160
Meisler Operating, LLC (8) (13)	Provider of Short Term Trailer and Container Rental	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.72%, Secured Debt (Maturity - June 7, 2022)	3 month LIBOR	4,200	4,086	4,096
		Member Units (Milton Meisler Holdings, LLC) (8,000 units)	—	—	800	800
					4,886	4,896
MHVC Acquisition Corp. (8)	Provider of Differentiated Information Solutions, Systems Engineering and Analytics	LIBOR Plus 5.25% (Floor 1.00%), Current Coupon 6.48%, Secured Debt (Maturity - April 29, 2024)	1 month LIBOR	10,500	10,448	10,631
Minute Key, Inc. (10) (13)	Operator of Automated Key Duplication Kiosk	10.00% Current / 2.00% PIK Secured Debt (Maturity - September 19, 2019) (14)	None	3,946	3,875	3,875
		Warrants (359,352 equivalent units, Expiration - May 20, 2025)	—	—	70	232
					3,945	4,107
NBG Acquisition, Inc. (8)	Wholesaler of Home Decor Products	LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.91%, Secured Debt (Maturity - April 26, 2024)	6 month LIBOR	4,430	4,359	4,408
New Media Holdings II LLC (8) (9)	Local Newspaper Operator	LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.48%, Secured Debt (Maturity - June 4, 2020)	1 month LIBOR	17,118	17,001	17,076
NNE Issuer, LLC (8) (11)	Oil & Gas Exploration & Production	LIBOR Plus 8.00%, Current Coupon 9.21%, Secured Debt (Maturity - March 2, 2022)	3 month LIBOR	9,042	8,955	8,955
North American Lifting Holdings, Inc. (8)	Crane Service Provider	LIBOR Plus 4.50% (Floor 1.00%), Current Coupon 5.80%, Secured Debt (Maturity - November 27, 2020)	3 month LIBOR	6,343	5,603	5,954
Novitex Acquisition, LLC (8)	Provider of Document Management Services	LIBOR Plus 6.75% (Floor 1.25%), Current Coupon 8.07%, Secured Debt (Maturity - July 7, 2020)	3 month LIBOR	13,148	12,869	13,148
NTM Acquisition Corp. (8)	Provider of B2B Travel Information Content	LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.34%, Secured Debt (Maturity - June 7, 2022)	1 month LIBOR	11,196	11,073	11,140
Pardus Oil & Gas, LLC	Oil & Gas Exploration and Production	13.00% PIK, Secured Debt (Maturity - November 12, 2021)	None	1,053	1,053	915
		5.00% PIK, Secured Debt (Maturity - May 13, 2022) (14)	None	543	543	145
		Class A units (1,331 units)	—	—	1,331	—
					2,927	1,060
Paris Presents, Inc. (8)	Branded Cosmetic and Bath Accessories	LIBOR Plus 8.75% (Floor 1.00%), Current Coupon 9.98%, Secured Debt (Maturity - December 31, 2021) (14)	1 month LIBOR	10,000	9,888	9,900
Parq Holdings, LP (8) (9)	Hotel and Casino Operator	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.71%, Secured Debt (Maturity - December 17, 2020)	1 month LIBOR	12,500	12,391	12,469
Permian Holdco 2, Inc.	Storage Tank Manufacturer	14.00% PIK Unsecured Debt (Maturity - October 15, 2021) (17)	None	529	529	529
		Series A Preferred Shares (Permian Holdco 1, Inc.) (386,255 units) (12.00% Cumulative) (16)	—	—	1,079	1,079
		Common Shares (Permian Holdco 1, Inc.) (386,255 units)	—	—	997	997
					2,605	2,605
Permian Holdings, Inc.	Storage Tank Manufacturer	10.50% Secured Debt (Maturity - January 15, 2018)	None	$1,000	$567	$273
Pernix Therapeutics Holdings, Inc. (11)	Pharmaceutical Royalty - Anti-Migraine	12.00% Secured Debt (Maturity - August 1, 2020)	None	2,812	2,789	1,659
Pike Corporation (8)	Construction and Maintenance Services for Electric Transmission and Distribution Infrastructure	LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.23%, Secured Debt (Maturity - June 22, 2022) (14)	1 month LIBOR	3,000	2,971	3,053
PPC/Shift, LLC (8) (11)	Provider of Digital Solutions to Automotive Industry	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.04%, Secured Debt (Maturity - December 22, 2021)	1 month LIBOR	6,913	6,777	6,913
Prowler Acquisition Corporation (8)	Specialty Distributor to the Energy Sector	LIBOR Plus 4.50% (Floor 1.00%), Current Coupon 5.80%, Secured Debt (Maturity - January 28, 2020)	3 month LIBOR	12,478	11,008	10,419
Redbox Automated Retail, LLC (8)	Operator of Home Media Entertainment Kiosks	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.79%, Secured Debt (Maturity - September 27, 2021)	1 month LIBOR	11,156	10,798	11,221
Renaissance Learning, Inc. (8)	Technology-based K-12 Learning Solutions	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.30%, Secured Debt (Maturity - April 11, 2022) (14)	1 month LIBOR	12,695	12,329	12,700
RGL Reservoir Operations, Inc. (8) (9)	Oil & Gas Equipment & Services	LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.27%, Secured Debt (Maturity - August 13, 2021)	1 month LIBOR	3,890	3,814	671
RM Bidder, LLC (11)	Full-scale Film and Television Production and Distribution	Common Stock (1,854 units)	—	—	31	22
		Series A Warrants (124,915 equivalent units, Expiration - October 20, 2025)	—	—	284	—
		Series B Warrants (93,686 equivalent units, Expiration - October 20, 2025)	—	—	—	—
					315	22
Salient Partners, LP (8)	Provider of Asset Management Services	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.66%, Secured Debt (Maturity - June 9, 2021)	3 month LIBOR	11,358	11,079	11,017
Sigma Electric Manufacturing Corp. (8) (9) (11)	Manufacturer and Distributor of Electrical Fittings and Parts	LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.55%, Secured Debt (Maturity - October 13, 2021)	3 Month LIBOR	12,469	12,194	12,469
Sorenson Communications, Inc.	Manufacturer of Communication Products for Hearing Impaired	9.00% Secured Debt (Maturity - October 31, 2020) (14)	None	14,210	13,804	14,068
		LIBOR Plus 5.75% (Floor 2.25%), Current Coupon 8.00%, Secured Debt (Maturity - April 30, 2020)	3 month LIBOR	2,962	2,945	2,982
					16,749	17,050
Strike, LLC (8)	Pipeline Construction and Maintenance Services	LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.30%, Secured Debt (Maturity - November 30, 2022)	3 month LIBOR	10,250	9,947	10,505
Synagro Infrastructure Company, Inc. (8)	Waste Management Services	LIBOR Plus 5.25% (Floor 1.00%), Current Coupon 6.55%, Secured Debt (Maturity - August 22, 2020)	3 month LIBOR	5,384	5,240	5,142
TE Holdings, LLC	Oil & Gas Exploration & Production	Common Units (72,785 units)	—	—	728	346
Teleguam Holdings, LLC (8)	Cable and Telecom Services Provider	LIBOR Plus 7.50% (Floor 1.25%), Current Coupon 8.75%, Secured Debt (Maturity - June 10, 2019) (14)	1 month LIBOR	7,397	7,389	7,397
		LIBOR Plus 4.00% (Floor 1.25%), Current Coupon 5.25%, Secured Debt (Maturity - December 10, 2018)	1 month LIBOR	7,120	7,016	7,120
					14,405	14,517
TMC Merger Sub Corp (8)	Refractory & Maintenance Services Provider	LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity - October 31, 2022)	1 month LIBOR	14,828	14,689	14,902
TOMS Shoes, LLC (8)	Global Designer, Distributor, and Retailer of Casual Footwear	LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.70%, Secured Debt (Maturity - October 30, 2020)	3 month LIBOR	4,888	4,587	2,729
Turning Point Brands, Inc. (8) (9) (11)	Marketer/Distributor of Tobacco Products	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.27%, Secured Debt (Maturity - May 17, 2022)	1 month LIBOR	8,479	8,399	8,458
TVG-I-E CMN Acquisition, LLC (8)	Organic Lead Generation for Online Postsecondary Schools	LIBOR Plus 6.00%, Current Coupon 7.04%, Secured Debt (Maturity - November 3, 2021)	1 month LIBOR	6,378	6,263	6,378
UOS, LLC (8)	Specialty Equipment Sales and Rentals	LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.80%, Secured Debt (Maturity - April 18, 2023)	3 month LIBOR	$3,750	$3,713	$3,820
U.S. Telepacific Corp. (8)	Provider of Communications and Managed Services	LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.23%, Secured Debt (Maturity - May 2, 2023)	1 month LIBOR	15,000	14,619	14,852
USJ-IMECO Holding Company, LLC (8)	Marine Interior Design and Installation	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.30%, Secured Debt (Maturity - April 16, 2020)	3 month LIBOR	8,464	8,441	8,485
Valley Healthcare Group, LLC (8) (10) (13)	Provider of Durable Medical Equipment	LIBOR Plus 12.50% (Floor 0.50%), Current Coupon 13.55%, Secured Debt (Maturity - December 29, 2020)	1 month LIBOR	3,172	3,122	3,122
		Preferred Member Units (Valley Healthcare Holding, LLC) (400 units)	—	—	400	400
					3,522	3,522
VCVH Holding Corp. (8)	Healthcare Technology Services Focused on Revenue Maximization	LIBOR Plus 9.25% (Floor 1.00%), Current Coupon 10.55%, Secured Debt (Maturity - June 1, 2024) (14)	3 month LIBOR	3,500	3,420	3,509
		LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.30%, Secured Debt (Maturity - June 1, 2023) (12)	3 month LIBOR	8,977	8,977	8,983
					12,397	12,492
VIP Cinema Holdings, Inc. (8)	Supplier of Luxury Seating to the Cinema Industry	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.30%, Secured Debt (Maturity - March 1, 2023)	3 month LIBOR	9,875	9,828	9,992
Vistar Media, Inc. (8) (11)	Operator of Digital Out-of-Home Advertising Platform	LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 11.30%, Secured Debt (Maturity - February 16, 2022)	3 month LIBOR	3,375	3,074	3,074
		Warrants (64,025 equivalent units, February 17, 2027)	—	—	331	331
					3,405	3,405
Volusion, LLC (10) (13)	Provider of Online Software-as-a-Service eCommerce Solutions	11.50% Secured Debt (Maturity - January 24, 2020)	None	7,319	6,449	6,449
		Preferred Member Units (2,090,001 units)	—	—	6,000	6,000
		Warrants (784,866.80 equivalent units, Expiration - January 26, 2025)	—	—	1,104	1,011
					13,553	13,460
Wellnext, LLC (8) (11)	Manufacturer of Supplements and Vitamins	LIBOR Plus 9.00% (Floor 0.50%), Current Coupon 10.15%, Secured Debt (Maturity - May 23, 2021)	3 month LIBOR	9,930	9,847	9,930
Worley Claims Services, LLC (8) (11)	Insurance Adjustment Management and Services Provider	LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.21%, Secured Debt (Maturity - October 31, 2020)	1 month LIBOR	5,794	5,759	5,794

Subtotal Non-Control/Non-Affiliate Investments (5) (87% of total portfolio investments at fair value)					$948,958	$925,298

Total Portfolio Investments					$1,060,377	$1,044,938

Short Term Investments (20)
Fidelity Institutional Money Market Funds (21)	—	Prime Money Market Portfolio, Class III Shares	—	—	$11,057	$11,057
UMB Bank Money Market Account (21)	—	—			268	268
US Bank Money Market Account (21)	—	—	—	—	13,321	13,321

Total Short Term Investments					$24,646	$24,646
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
(9) The investment is not a qualifying asset in an eligible portfolio company under Section 55(a) of the 1940 Act. A business development company (“BDC”) may not acquire any asset other than qualifying assets in eligible portfolio companies unless, at the time the acquisition is made, qualifying assets represent at least 70% of the BDC’s total assets. As of June 30, 2017, approximately 16.7% of the Company’s investments were considered non-qualifying.
(10) Investment is classified as a Lower Middle Market investment.
(11) Investment is classified as a Private Loan portfolio investment.
(12) Investment or portion of investment is under contract to purchase and met trade date accounting criteria as of June 30, 2017. Settlement occurred or is scheduled to occur after June 30, 2017.
(13) Investment serviced by Main Street Capital Corporation pursuant to servicing arrangements with the Company.
(14) Second lien secured debt investment.
(15) Investment is classified as an Other Portfolio investment.
(16) Income producing through dividends or distributions.
(17) Unsecured debt investment.
(18) Investment is on non-accrual status as of June 30, 2017.
(19) Maturity date is under on-going negotiations with the portfolio company and other lenders, if applicable.
(20) Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less.
(21) Effective yield as of June 30, 2017 was approximately 0.01%.
(22) The 1, 2, 3, and 6-month London Interbank Offered Rate (“LIBOR”) rates were 1.23%, 1.25%, 1.30% and 1.45%, respectively, as of June 30, 2017. The actual LIBOR rate for each loan listed may not be the applicable LIBOR rate as of June 30, 2017, as the loan may have been priced or repriced based on a LIBOR rate prior to or subsequent to June 30, 2017. The prime rate was 4.25% as of June 30, 2017.
(23) Transactions for the six months ended June 30, 2017 with HMS-ORIX SLF LLC are as follows:

		Six Months Ended June 30, 2017				Six Months Ended June 30, 2017
Company	Fair Value at December 31, 2016	Contributions (Cost)	Redemptions (Cost)	Net Unrealized Gain (Loss)	Fair Value at June 30, 2017	Net Realized Gain (Loss)	Dividend Income
HMS-ORIX SLF LLC*	$—	$30,000	$—	$(23)	$29,977	$—	$—
* Together with ORIX Funds Corp. (“Orix”), the Company co-invests through HMS-ORIX SLF LLC (“HMS-ORIX”), which is organized as a Delaware limited liability company. Pursuant to the terms of the limited liability company agreement and through representation on the HMS-ORIX Board of Managers, the Company and Orix each have 50% voting control of HMS-ORIX and together will agree on all portfolio and investment decisions as well as all other significant actions for HMS-ORIX. Therefore, although the Company owns more than 25% of the voting securities of HMS-ORIX, the Company does not have control over HMS-ORIX for purposes of the 1940 Act or otherwise.

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

HMS Income Fund, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 1 – Principal Business and Organization

HMS Income Fund, Inc. (together with its consolidated subsidiaries, the “Company”) was formed as a Maryland corporation on November 28, 2011 under the General Corporation Law of the State of Maryland. The Company is an externally managed, non-diversified closed-end management investment company that has elected to be treated as a BDC under the 1940 Act. The Company has elected to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

The Company’s primary investment objective is to generate current income through debt and equity investments. A secondary objective of the Company is to generate long-term capital appreciation through such equity and equity-related investments including warrants, convertible securities and other rights to acquire equity securities. The Company’s portfolio strategy is to invest primarily in illiquid debt and equity securities issued by lower middle market (“LMM”) companies, which generally have annual revenues between $10 million and $150 million, and middle market (“Middle Market”) companies that are generally larger in size than the LMM companies, with annual revenues typically between $10 million and $3 billion. Our LMM and Middle Market portfolio investments generally range in size from $1 million to $15 million. The Company categorizes some of its investments in LMM companies and Middle Market companies as private loan (“Private Loan”) portfolio investments. Private Loan investments, often referred to in the debt markets as “club deals,” are investments, generally in debt instruments, that the Company originates on a collaborative basis with other investment funds. Private Loan investments are typically similar in size, structure, terms and conditions to investments the Company holds in its LMM portfolio and Middle Market portfolio. The Company’s portfolio also includes other portfolio (“Other Portfolio”) investments primarily consisting of the Company’s investment in HMS-ORIX (see Note 4 - Investment in HMS-ORIX SLF LLC) and investments managed by third parties, which differ from the typical profiles for LMM portfolio investments, Middle Market portfolio investments or Private Loan portfolio investments.

The Company previously registered for sale up to 150,000,000 shares of common stock pursuant to a registration statement on Form N-2 (File No. 333-178548) which was initially declared effective by the Securities and Exchange Commission (the “SEC”) on June 4, 2012 (the “Initial Offering”). The Initial Offering terminated on December 1, 2015. The Company raised approximately $601.2 million under the Initial Offering, including proceeds from the dividend reinvestment plan of approximately $22.0 million. The Company also registered for sale up to $1,500,000,000 worth of shares of common stock (the “Offering”) pursuant to a new registration statement on Form N-2 (File No. 333-204659), as amended, most recently declared effective on May 1, 2017. As of June 30, 2017, the Company had raised approximately $153.9 million in the Offering, including proceeds from the distribution reinvestment plan of approximately $38.3 million.

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

The Company has three wholly-owned subsidiaries. HMS Funding I LLC (“HMS Funding”) and HMS Equity Holding, LLC (“HMS Equity Holding”) were both organized as Delaware limited liability companies and HMS Equity Holding II, Inc. (“HMS Equity Holding II”) was organized as a Delaware corporation. HMS Funding was created pursuant to the EverBank Credit Facility (as defined below in Note 5 - Borrowings) in order to function as a “Structured Subsidiary,” which is permitted to incur debt outside of the EverBank Credit Facility since it is not a guarantor under the EverBank Credit Facility. HMS Equity Holding and HMS Equity Holding II, which have elected to be taxable entities, primarily hold equity investments in certain portfolio companies which are “pass through” entities for tax purposes.

The business of the Company is managed by HMS Adviser LP (the “Adviser”), a Texas limited partnership and affiliate of Hines Interests Limited Partnership (“Hines”), under an Investment Advisory and Administrative Services Agreement dated May 31, 2012 (as amended, the “Investment Advisory Agreement”). The Company and the Adviser have retained MSC Adviser I, LLC (the “Sub-Adviser”), a wholly owned subsidiary of Main Street Capital Corporation (“Main Street”), a New York Stock Exchange listed BDC, as the Company’s investment sub-adviser, pursuant to an Investment Sub-Advisory Agreement (the “Sub-Advisory Agreement”), to identify, evaluate, negotiate and structure prospective investments, make investment and portfolio management recommendations for approval by the Adviser, monitor the Company’s investment portfolio and provide certain ongoing administrative services to the Adviser. The Adviser and the Sub-Adviser are collectively referred to as the “Advisers,” and each is registered as an investment adviser under the Investment Advisers Act of 1940, as amended. Upon the execution of the Sub-Advisory Agreement, Main Street became an affiliate of the Company. The Company engaged Hines Securities, Inc. (the “Dealer Manager”), an affiliate of the Adviser, to serve as the Dealer Manager for the Offering. The Dealer Manager is responsible for marketing the Company’s common stock.

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

Reclassifications

Certain amounts in the Condensed Consolidated Balance Sheet and the Condensed Consolidated Statement of Cash Flows related to base management fees payable and directors’ fees payable have been disaggregated from due to affiliates and accounts payable and other liabilities, respectively, as of June 30, 2017. Certain amounts in the Condensed Consolidated Statements of Operations related to income taxes have been disaggregated from other general and administrative expenses as of June 30, 2017. Additionally, the presentation of investment income has been changed to separately state interest income, fee income and dividend income in the Condensed Consolidated Statements of Operations. The prior periods have been reclassified to conform to this presentation as of June 30, 2017.

Interest, Fee and Dividend Income

Interest and dividend income are recorded on the accrual basis to the extent amounts are expected to be collected. Prepayment penalties received by the Company are recorded as income upon receipt. Dividend income is recorded when dividends are declared by the portfolio company or at the point an obligation exists for the portfolio company to make a distribution. Accrued interest and dividend income are evaluated quarterly for collectability. When a debt security becomes 90 days or more past due and the Company does not expect the debtor to be able to service all of its debt or other obligations, the debt security will generally be placed on non-accrual status and the Company will cease recognizing interest income on that debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. If there is reasonable doubt that the Company will receive any previously accrued interest, then the interest income will be written off. Additionally, if a debt security has deferred interest payment terms and the Company becomes aware of a deterioration in credit quality, the Company will evaluate the collectability of the deferred interest payment. If it is determined that the deferred interest is unlikely to be collected, the Company will place the security on non-accrual status and cease recognizing interest income on that debt security until the borrower has demonstrated the ability and intent to pay the contractual amounts due. Payments received on non-accrual investments may be recognized as income or applied to principal depending upon the collectability of the remaining principal and interest. If a debt security’s status significantly improves with respect to the debtor’s ability to service the debt or other obligations, or if a debt security is fully impaired, sold or written off, it will be removed from non-accrual status.

As of June 30, 2017, the Company had four debt investments in three portfolio companies that were more than 90 days past due, each of which was on non-accrual status. Each of these portfolio companies experienced a significant decline in credit quality raising doubt regarding the Company’s ability to collect the principal and interest contractually due. Given the credit deterioration of these portfolio companies, the Company ceased accruing interest income on the non-accrual debt investments and wrote off any previously accrued interest deemed uncollectible. Aside from these four investments on non-accrual status as of June 30, 2017, the Company is not aware of any material changes to the creditworthiness of the borrowers underlying its debt investments.

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

As of June 30, 2017 and December 31, 2016, the Company held 21 and 19 investments, respectively, which contained a PIK provision. As of June 30, 2017, three of the 21 investments with PIK provisions were on non-accrual status. No PIK interest was recorded on these three non-accrual investments during the three and six months ended June 30, 2017. As of December 31, 2016, two of the 19 investments with PIK provisions were on non-accrual status. No PIK interest was recorded on these investments during the year ended December 31, 2016. For the three months ended June 30, 2017 and 2016, the Company capitalized $519,000 and $116,000, respectively, of PIK interest income. For the six months ended June 30, 2017 and 2016, the Company capitalized $839,000 and $124,000, respectively, of PIK interest income. The Company stops accruing PIK interest and writes off any accrued and uncollected interest in arrears when it determines that such PIK interest in arrears is no longer collectible.

The Company may periodically provide services, including structuring and advisory services, to its portfolio companies or other third parties. The income from such services is non-recurring. For services that are separately identifiable and evidence exists to substantiate fair value, income is recognized as earned, which is generally when the investment or other applicable transaction closes. For the three months ended June 30, 2017 and 2016, the Company recognized $896,000 and $405,000, respectively, of fee income received from its portfolio companies or other third parties, which accounted for approximately 3.5% and 1.9%, respectively, of the Company’s total investment income during such period. For the six months ended June 30, 2017 and 2016, the Company recognized $1.7 million and $680,000 respectively, of fee income received from its portfolio companies or other third parties, which accounted for approximately 3.3% and 1.6%, respectively, of the Company’s total investment income during such period. Fees received in connection with debt financing transactions for services that do not meet these criteria are treated as debt origination fees and are deferred and accreted into interest income over the life of the financing.

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

Note 3 — Fair Value Hierarchy for Investments

Fair Value Hierarchy

ASC Topic 820, Fair Value Measurement and Disclosures (“ASC 820”), establishes a hierarchal disclosure framework which prioritizes and ranks the level of market price observability of inputs used in measuring investments at fair value. Market price observability is affected by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

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

As of June 30, 2017 and December 31, 2016, the Company’s investment portfolio was comprised of debt securities, equity investments, and Other Portfolio investments. The fair value determination for these investments primarily consisted of unobservable (Level 3) inputs.

As of June 30, 2017 and December 31, 2016, all of the Company’s LMM portfolio investments consisted of illiquid securities issued by private companies. The fair value determination for the LMM portfolio investments primarily consisted of unobservable inputs. As a result, all of the Company’s LMM portfolio investments were categorized as Level 3 as of June 30, 2017 and December 31, 2016.

As of June 30, 2017 and December 31, 2016, the Company’s Middle Market portfolio investments consisted primarily of investments in secured and unsecured debt investments and independently rated debt investments. The fair value determination for these investments consisted of a combination of (1) observable inputs in non-active markets for which sufficient observable inputs were available to determine the fair value of these investments, (2) observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and (3) unobservable inputs. As a result, all of the Company’s Middle Market portfolio investments were categorized as Level 3 as of June 30, 2017 and December 31, 2016.

As of June 30, 2017 and December 31, 2016, the Company’s Private Loan portfolio investments consisted primarily of debt investments. The fair value determination for Private Loan investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of the Company’s Private Loan portfolio investments were categorized as Level 3 as of June 30, 2017 and December 31, 2016.

As of June 30, 2017 and December 31, 2016, the Company’s Other Portfolio investments consisted of illiquid securities issued by private companies. The Company relies primarily on information provided by managers of private investment funds in valuing these investments and considers whether it is appropriate, in light of all relevant circumstances, to value the Other Portfolio investments at the net asset value (“NAV”) reported by the private investment fund at the time of valuation or to adjust the value to reflect a premium or discount. The fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of the Company’s Other Portfolio equity investments were categorized as Level 3 as of June 30, 2017 and December 31, 2016.

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

The following table presents fair value measurements of the Company’s investments, by major class, as of June 30, 2017 according to the fair value hierarchy (dollars in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First lien secured debt investments	$—	$—	$812,206	$812,206
Second lien secured debt investments	—	—	112,478	112,478
Unsecured debt investments	—	—	13,643	13,643
Equity investments(1)	—	—	106,611	106,611
Total	$—	$—	$1,044,938	$1,044,938
(1) Includes the Company’s investment in HMS-ORIX. (See Note 4 - Investment in HMS-ORIX SLF LLC)

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

The following table presents fair value measurements of the Company’s investments, by investment classification, segregated by the level within the fair value hierarchy as of June 30, 2017 (dollars in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
LMM portfolio investments	$—	$—	$132,861	$132,861
Private Loan investments	—	—	243,866	243,866
Middle Market investments	—	—	615,840	615,840
Other Portfolio investments	—	—	52,371	52,371
Total	$—	$—	$1,044,938	$1,044,938

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

The significant unobservable inputs used in the fair value measurement of the Company’s LMM, Middle Market and Private Loan debt investments are (i) risk adjusted discount rates used in the yield-to-maturity valuation technique (described in Note 2 - Basis of Presentation and Summary of Significant Accounting Policies - Valuation of Portfolio Investments in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the SEC on March 7, 2017) and (ii) the percentage of expected principal recovery. Increases (decreases) in any of these discount rates in isolation could result in a significantly lower (higher) fair value measurement. Increases (decreases) in any of these expected principal recovery percentages in isolation could result in a significantly higher (lower) fair value measurement. The significant unobservable inputs used in the fair value measurement of the Company’s LMM equity securities and Private Loan equity securities, which are generally valued through an average of the discounted cash flow technique and the market comparable/enterprise value technique (unless one of these approaches is not applicable), are (i) EBITDA multiples and (ii) the weighted average cost of capital (“WACC”). Increases (decreases) in EBITDA multiple inputs in isolation could result in a significantly higher (lower) fair value measurement. Conversely, increases (decreases) in WACC inputs in isolation could result in a significantly lower (higher) fair value measurement. However, due to the nature of certain investments, fair value measurements may be based on other criteria, such as third-party appraisals of collateral and fair values as determined by independent third parties, which are not presented in the table below.

The following table, which is not intended to be all inclusive, presents the significant unobservable inputs of the Company’s Level 3 investments as of June 30, 2017 (dollars in thousands):

	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range	Weighted Average (2)
LMM equity investments	$42,631	Discounted Cash Flow	WACC	10.3% - 17.2%	12.7%
		Market Approach/Enterprise Value	EBITDA Multiples (1)	4.0x - 10.0x	7.0x
LMM debt investments	90,230	Discounted Cash Flow	Expected Principal Recovery	30.9% - 100.0%	97.7%
			Risk Adjusted Discount Factor	10.3% - 18.5%	12.2%
Private Loan debt investments	180,860	Discounted Cash Flow	Expected Principal Recovery	3.0% - 100.0%	99.9%
			Risk Adjusted Discount Factor	4.5% - 38.0%	8.0%
	55,477	Market Approach	Third Party Quotes	92.0% - 100.1%	97.6%
Private Loan equity investments	7,529	Market Approach/Enterprise Value	EBITDA Multiples (1)	5.0x - 9.5x	8.0x
		Discounted Cash Flow	WACC	10.2% - 12.7%	10.4%
Middle Market debt investments	611,760	Market Approach	Third Party Quotes	0.0% - 105.0%	94.4%
Middle Market equity investments	4,080	Market Approach	Third Party Quotes	$4.8 - $345.0	$286.3
Other Portfolio investments(3)	52,371	Market Approach	NAV (1)	86.1% - 106.2%	100.1%
	$1,044,938
(1) May include pro forma adjustments and/or other add-backs based on specific circumstances related to each investment.
(2) Weighted average excludes investments for which the significant unobservable input was not utilized in the fair value determination.
(3) Includes the Company’s investment in HMS-ORIX. (See Note 4 - Investment in HMS-ORIX SLF LLC)

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

The following table provides a summary of changes in fair value of the Company’s Level 3 portfolio investments for the six months ended June 30, 2017 (dollars in thousands):

Type of Investment	January 1, 2017 Fair Value	PIK Interest Accrual	New Investments(1)	Sales/ Repayments	Net Unrealized Appreciation (Depreciation)(2)	Net Realized Gain (Loss)	June 30, 2017 Fair Value
LMM Equity	$37,616	$154	$4,598	$(273)	$576	$(40)	$42,631
LMM Debt	78,444	84	18,867	(5,367)	(1,798)	—	90,230
Private Loan Equity	6,323	—	3,105	(2,917)	(1,530)	2,548	7,529
Private Loan Debt	205,034	161	87,291	(55,122)	(1,027)	—	236,337
Middle Market Debt	638,374	357	190,328	(219,833)	2,407	127	611,760
Middle Market Equity	5,090	83	—	—	(1,093)	—	4,080
Other Portfolio(3)	18,366	—	33,830	—	175	—	52,371
Total	$989,247	$839	$338,019	$(283,512)	$(2,290)	$2,635	$1,044,938
(1) Column includes changes to investments due to the net accretion of discounts/premiums and amortization of fees.
(2) Column does not include unrealized appreciation (depreciation) on unfunded commitments.
(3) Includes the Company’s investment in HMS-ORIX. (See Note 4 - Investment in HMS-ORIX SLF LLC)

The following table provides a summary of changes in fair value of the Company’s Level 3 portfolio investments for the six months ended June 30, 2016 (dollars in thousands):

Type of Investment	January 1, 2016 Fair Value	PIK Interest Accrual	New Investments(1)	Sales/ Repayments	Net Unrealized Appreciation (Depreciation) (2)	Net Realized Gain (Loss)	June 30, 2016 Fair Value
LMM Equity	$24,165	$(72)	$5,457	$—	$2,505	$—	$32,055
LMM Debt	61,295	68	14,776	(3,328)	356	—	73,167
Private Loan Equity	530	—	2,602	—	(49)	—	3,083
Private Loan Debt	110,558	112	54,735	(9,327)	12	(160)	155,930
Middle Market Debt	645,913	16	118,235	(105,354)	(1,192)	(9,855)	647,763
Middle Market Equity	—	—	1,331	—	—	—	1,331
Other Portfolio	10,527	—	6,537	—	(38)	—	17,026
Total	$852,988	$124	$203,673	$(118,009)	$1,594	$(10,015)	$930,355
(1) Column includes changes to investments due to the net accretion of discounts/premiums and amortization of fees.
(2) Column does not include unrealized appreciation (depreciation) on unfunded commitments.

The total net unrealized depreciation for the six months ended June 30, 2017 and 2016 included in the Condensed Consolidated Statement of Operations that related to Level 3 assets still held as of June 30, 2017 and 2016 was approximately $3.8 million and $23.3 million, respectively. For the six months ended June 30, 2017 and 2016, there were no transfers between Level 2 and Level 3 portfolio investments.

Portfolio Investment Composition

The composition of the Company’s investments as of June 30, 2017, at cost and fair value, was as follows (dollars in thousands):

	Investments at Cost	Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First lien secured debt investments	$833,348	78.6%	$812,206	77.7%
Second lien secured debt investments	113,100	10.7	112,478	10.8
Unsecured debt investments	13,189	1.2	13,643	1.3
Equity investments(1)	98,415	9.3	104,455	10.0
Equity warrants	2,325	0.2	2,156	0.2
Total	$1,060,377	100.0%	$1,044,938	100.0%
(1) Includes the Company’s investment in HMS-ORIX. (See Note 4 - Investment in HMS-ORIX SLF LLC)

The composition of the Company’s investments as of December 31, 2016, at cost and fair value, was as follows (dollars in thousands):

	Investments at Cost	Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First lien secured debt investments	$809,280	80.7%	$791,126	80.0%
Second lien secured debt investments	117,339	11.7	114,652	11.6
Unsecured debt investments	16,126	1.6	16,074	1.6
Equity investments	56,974	5.7	63,569	6.4
Equity warrants	2,676	0.3	3,826	0.4
Total	$1,002,395	100.0%	$989,247	100.0%

The composition of the Company’s investments by geographic region as of June 30, 2017, at cost and fair value, was as follows (dollars in thousands) (since the Other Portfolio investments do not represent a single geographic region, this information excludes Other Portfolio investments):

	Investments at Cost	Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Northeast	$181,663	18.0%	$181,931	18.3%
Southeast	189,147	18.8	195,688	19.7
West	166,747	16.5	153,587	15.5
Southwest	178,242	17.7	170,937	17.2
Midwest	219,870	21.8	220,161	22.2
Non-United States	72,232	7.2	70,263	7.1
Total	$1,007,901	100.0%	$992,567	100.0%

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

The composition of the Company’s total investments by industry as of June 30, 2017 and December 31, 2016, at cost and fair value was as follows (since the Other Portfolio investments do not represent a single industry, this information excludes Other Portfolio investments):

	Cost		Fair Value
	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Commercial Services and Supplies	7.4%	9.1%	7.4%	9.2%
Hotels, Restaurants, and Leisure	6.7	8.0	6.7	8.1
Media	6.5	7.7	6.4	7.6
Diversified Consumer Services	5.9	2.8	5.9	2.7
Construction and Engineering	5.6	4.6	5.7	4.8
IT Services	4.9	4.6	5.1	4.7
Communications Equipment	4.2	4.7	4.4	4.9
Energy Equipment and Services	3.7	3.7	3.0	2.8
Distributors	3.6	1.6	3.7	1.7
Internet Software and Services	3.4	5.1	3.5	5.2
Diversified Telecommunication Services	3.3	3.1	3.3	3.0
Leisure Equipment and Products	3.1	0.8	3.2	0.8
Specialty Retail	2.9	3.9	2.1	3.3
Food Products	2.7	2.7	2.7	2.5
Professional Services	2.6	1.0	2.7	1.0
Aerospace and Defense	2.3	1.9	2.3	1.8
Auto Components	2.3	3.1	2.4	3.2
Electronic Equipment, Instruments & Components	2.1	3.7	2.2	3.7
Health Care Equipment and Supplies	2.1	2.2	2.1	2.3
Health Care Providers and Services	2.1	2.2	2.1	2.4
Healthcare Technology	2.1	1.3	2.3	1.3
Machinery	1.8	1.5	2.2	1.9
Oil, Gas, and Consumable Fuels	1.7	0.9	1.7	0.9
Diversified Financial Services	1.5	1.9	1.6	1.9
Internet and Catalog Retail	1.3	1.4	1.0	1.2
Capital Markets	1.1	1.2	1.1	1.2
Trading Companies and Distributors	1.1	1.0	1.1	1.0
Computers and Peripherals	1.0	1.0	1.2	1.1
Food & Staples Retailing	1.0	1.4	1.0	1.5
Personal Products	1.0	0.8	1.0	0.8
Pharmaceuticals	1.0	1.2	1.0	1.2
Electrical Equipment	0.9	0.9	0.9	1.0
Construction Materials	0.8	1.0	0.8	1.1
Marine	0.8	0.9	0.9	0.9
Tobacco	0.8	1.1	0.9	1.1
Software	0.7	2.6	0.7	2.7
Building Products	0.6	0.6	0.6	0.6
Insurance	0.6	0.6	0.6	0.6
Road & Rail	0.5	—	0.5	—
Textiles, Apparel & Luxury Goods	0.5	0.5	0.3	0.4
Household Durables	0.4	—	0.4	—
Publishing	0.4	0.3	0.4	0.3
Containers and Packaging	0.3	0.3	0.2	0.3
Air Freight & Logistics	0.2	0.3	0.3	0.4
Airlines	0.2	0.2	0.2	0.2
Chemicals	0.2	0.2	0.1	0.2
Oil and Gas Exploration and Production	0.1	0.1	—	0.1
Consumer Finance	—	0.3	0.1	0.4
Total	100.0%	100.0%	100.0%	100.0%

Note 4 — Investment in HMS-ORIX SLF LLC

On April 4, 2017, the Company and ORIX Funds Corp. (“Orix”), entered into a limited liability company agreement to co-manage HMS-ORIX SLF LLC (“HMS-ORIX”), which is expected to invest primarily in broadly-syndicated loans. Pursuant to the terms of the limited liability agreement and through representation on the HMS-ORIX Board of Managers, the Company and Orix each have 50% voting control of HMS-ORIX and together will agree on all portfolio and investment decisions as well as all other significant actions for HMS-ORIX. The Company does not operationally control HMS-ORIX and, accordingly, does not consolidate the operations of HMS-ORIX within the consolidated financial statements. As of June 30, 2017, the Company and Orix have committed to provide, and have funded, an aggregate of $50.0 million of equity to HMS-ORIX, with the Company providing $30.0 million (60% of the equity) and Orix providing $20.0 million (40% of the equity).

As of June 30, 2017, HMS-ORIX had total assets of $132.6 million and HMS-ORIX’s portfolio consisted of 52 broadly-syndicated loans, all of which were secured by first-priority liens, generally in industries similar to those in which the Company may directly invest. As of June 30, 2017, there were no loans in HMS-ORIX’s portfolio that were on non-accrual status.

On April 5, 2017, HMS-ORIX closed on a $100.0 million credit facility with Bank of America, N.A. The facility has a maturity date of April 5, 2020 and borrowings under the facility bear interest at a rate equal to LIBOR plus 1.65% per annum. As of June 30, 2017, $40.0 million was outstanding under this facility. Borrowings under the facility are secured by substantially all of the assets of HMS-ORIX.

The following table presents a summary of HMS-ORIX’s portfolio as of June 30, 2017 (dollars in thousands):

As of June 30, 2017

Total debt investments (1)	$115,508
Weighted average effective yield on loans(2)	4.88%
Largest loan to a single borrower(1)	$3,500
Total of 10 largest loans to borrowers(1)	$30,753
(1) At principal amount.
(2) Weighted average effective annual yield is calculated based on the investments at the end of each period and includes accretion of original issue discounts and amortization of premiums, and the amortization of fees received in connection with transactions. Investments, if any, on non-accrual status are assumed to have a zero yield in the calculation of weighted average effective annual yield.

The following table presents a listing of HMS-ORIX’s individual loans as of June 30, 2017:

HMS-ORIX
Loan Portfolio
As of June 30, 2017
(dollars in thousands)
Portfolio Company	Industry	Type of Investment	Principal	Cost	Fair Value

Acosta, Inc.	Commercial services and supplies	LIBOR (3 months) + 3.25%, Current Coupon 4.48%, Secured Debt (Maturity - September 26, 2021)	$2,000	$1,865	$1,802
Acrisure, LLC	Insurance	LIBOR (1 month) + 5.00%, Current Coupon 6.30%, Secured Debt (Maturity - November 22, 2023)	1,995	2,002	2,018
Advantage Sales & Marketing Inc.	Commercial services and supplies	LIBOR (1 month) + 3.25%, Current Coupon 4.42%, Secured Debt (Maturity - July 23, 2021)	2,000	1,941	1,925
Air Medical Group Holdings Inc	Health care providers & services	LIBOR (1 month) + 4.00%, Current Coupon 5.16%, Secured Debt (Maturity - April 28, 2022)	2,000	1,990	1,995
Ancestry.com Operations Inc.	Internet software and services	LIBOR (1 month) + 3.25%, Current Coupon 4.34%, Secured Debt (Maturity - October 19, 2023)	2,000	2,020	2,013
Arch Coal, Inc.	Metals and mining	LIBOR (1 month) + 4.00%, Current Coupon 5.23%, Secured Debt (Maturity - March 7, 2024)	1,995	2,002	1,998

HMS-ORIX
Loan Portfolio
As of June 30, 2017
(dollars in thousands)
Portfolio Company	Industry	Type of Investment	Principal	Cost	Fair Value

AshCo, Inc.	Specialty retail	LIBOR (3 months) + 5.00%, Current Coupon 6.30%, Secured Debt (Maturity - December 15, 2023)	$2,000	$1,953	$1,948
Atkore International, Inc.	Electronic equipment, instruments and components	LIBOR (3 months) + 3.00%, Current Coupon 4.30%, Secured Debt (Maturity - December 22, 2023)	2,992	3,022	3,009
Avantor Performance Materials Holdings, Inc.	Biotechnology	LIBOR (1 month) + 4.00%, Current Coupon 5.23%, Secured Debt (Maturity - March 8, 2024)	2,993	3,029	3,002
BMC Software Finance, Inc.	Software	LIBOR (1 month) + 4.00%, Current Coupon 5.23%, Secured Debt (Maturity - September 12, 2022)	2,980	3,005	2,990
Builders FirstSource, Inc.	Building products	LIBOR (3 months) + 3.00%, Current Coupon 4.30%, Secured Debt (Maturity - February 29, 2024)	2,992	2,989	2,994
CHS/Community Health Systems, Inc.	Healthcare providers and services	LIBOR (3 months) + 3.00%, Current Coupon 4.20%, Secured Debt (Maturity - January 27, 2021)	1,791	1,784	1,791
Colorado Buyer Inc	Technology hardware, storage and peripherals	LIBOR (3 months) + 3.00%, Current Coupon 4.17%, Secured Debt (Maturity - May 1, 2024)	3,000	3,012	3,008
Confie Seguros Holding II Co.	Insurance	LIBOR (1 month) + 5.50%, Current Coupon 6.73%, Secured Debt (Maturity - April 19, 2022)	1,995	2,002	1,975
Cortes NP Acquisition Corporation	Electrical equipment	LIBOR (3 months) + 4.00%, Current Coupon 5.23%, Secured Debt (Maturity - November 30, 2023)	2,000	2,020	2,011
CPI International, Inc.	Aerospace and defense	LIBOR (1 month) + 3.25%, Current Coupon 4.48%, Secured Debt (Maturity - April 7, 2021)	1,995	2,010	1,995
Diamond Resorts International, Inc.	Hotels, restaurants and leisure	LIBOR (1 month) + 6.00%, Current Coupon 7.23%, Secured Debt (Maturity - September 1, 2023)	1,995	2,025	2,014
Duff & Phelps Corporation	Diversified financial services	LIBOR (3 months) + 3.75%, Current Coupon 5.05%, Secured Debt (Maturity - April 23, 2020)	1,995	2,009	2,011
EFS Cogen Holdings I LLC	Electric utilities	LIBOR (3 months) + 3.50%, Current Coupon 4.80%, Secured Debt (Maturity - June 28, 2023)	1,963	1,977	1,974
Endo Luxembourg Finance Company I S.a.r.l.	Pharmaceuticals	LIBOR (1 month) + 4.25%, Current Coupon 5.50%, Secured Debt (Maturity - April 29, 2024)	2,000	2,020	2,022
Envision Healthcare Corporation	Healthcare providers and services	LIBOR (3 months) + 3.00%, Current Coupon 4.30%, Secured Debt (Maturity - December 1, 2023)	2,494	2,494	2,509
Everi Payments Inc.	Leisure products	LIBOR (3 months) + 4.50%, Current Coupon 5.75%, Secured Debt (Maturity - May 9, 2024)	2,000	1,993	2,017
First American Payment Systems, L.P.	Diversified financial services	LIBOR (1 month) + 5.75%, Current Coupon 6.84%, Secured Debt (Maturity - January 5, 2024)	1,000	1,012	1,011
Fitness International, LLC	Hotels, restaurants and leisure	LIBOR (1 month) + 4.25%, Current Coupon 5.48%, Secured Debt (Maturity - July 1, 2020)	2,000	2,030	2,029
Flexera Software LLC	Software	LIBOR (1 month) + 3.50%, Current Coupon 4.80%, Secured Debt (Maturity - April 2, 2020)	1,995	2,017	2,011
Greatbatch Ltd.	Healthcare equipment and supplies	LIBOR (2 months) + 3.50%, Current Coupon 4.71%, Secured Debt (Maturity - October 27, 2022)	2,889	2,907	2,905
GYP Holdings III Corp.	Trading comanies and distributors	LIBOR (1 month) + 3.00%, Current Coupon 4.14%, Secured Debt (Maturity - March 31, 2023)	3,500	3,527	3,515

HMS-ORIX
Loan Portfolio
As of June 30, 2017
(dollars in thousands)
Portfolio Company	Industry	Type of Investment	Principal	Cost	Fair Value

Harbor Freight Tools USA, Inc.	Specialty retail	LIBOR (1 month) + 3.25%, Current Coupon 4.48%, Secured Debt (Maturity - August 18, 2023)	$2,000	$2,007	$2,002
Horizon Pharma, Inc.	Pharmaceuticals	LIBOR (1 month) + 3.75%, Current Coupon 4.88%, Secured Debt (Maturity - March 29, 2024)	1,995	2,015	2,005
IG Investments Holdings, LLC	Professional services	LIBOR (1 month) + 4.00%, Current Coupon 5.30%, Secured Debt (Maturity - October 31, 2021)	1,995	2,007	2,016
inVentiv Health, Inc.	Life sciences tools and services	LIBOR (3 months) + 3.75%, Current Coupon 4.95%, Secured Debt (Maturity - November 9, 2023)	2,992	3,015	3,002
Jackson Hewitt Tax Service Inc.	Diversified consumer services	LIBOR (1 month) + 7.00%, Current Coupon 8.17%, Secured Debt (Maturity - July 30, 2020)	2,000	1,912	1,920
KC MergerSub, Inc.	Diversified consumer services	LIBOR (3 months) + 3.75%, Current Coupon 5.05%, Secured Debt (Maturity - August 12, 2022)	1,995	2,005	2,009
KMG Chemicals, Inc.	Chemicals	LIBOR (1 month) + 4.25%, Current Coupon 5.41%, Secured Debt (Maturity - June 13, 2024)	1,333	1,327	1,349
LANDesk Group, Inc.	Software	LIBOR (1 month) + 4.25%, Current Coupon 5.48%, Secured Debt (Maturity - January 22, 2024)	998	1,004	994
LTS Buyer LLC	Diversified telecommunication services	LIBOR (3 months) + 3.25%, Current Coupon 4.55%, Secured Debt (Maturity - April 13, 2020)	2,992	3,018	3,009
Mohegan Tribal Gaming Authority	Hotels, restaurants and leisure	LIBOR (1 month) + 4.00%, Current Coupon 5.23%, Secured Debt (Maturity - October 13, 2023)	1,995	2,014	2,020
MPH Acquisition Holdings LLC	Health care technology	LIBOR (3 months) + 3.00%, Current Coupon 4.30%, Secured Debt (Maturity - June 7, 2023)	2,991	3,035	2,995
NAB Holdings, LLC	IT services	LIBOR (3 months) + 3.50%, Current Coupon 4.70%, Secured Debt (Maturity - June 14, 2024)	2,000	1,990	2,007
NBTY, Inc.	Food products	LIBOR (3 months) + 3.50%, Current Coupon 4.80%, Secured Debt (Maturity - May 5, 2023)	1,995	2,000	2,000
Ortho-Clinical Diagnostics, Inc	Life sciences tools and services	LIBOR (1 month) + 3.75%, Current Coupon 5.05%, Secured Debt (Maturity - June 30, 2021)	1,995	1,990	1,987
Quikrete Holdings, Inc.	Construction materials	LIBOR (1 month) + 2.75%, Current Coupon 3.98%, Secured Debt (Maturity - November 15, 2023)	2,992	2,992	2,989
Rackspace Hosting, Inc.	Electronic equipment, instruments and components	LIBOR (1 month) + 3.00%, Current Coupon 4.17%, Secured Debt (Maturity - November 3, 2023)	3,300	3,327	3,307
SeaWorld Parks & Entertainment, Inc.	Hotels, restaurants and leisure	LIBOR (3 months) + 3.00%, Current Coupon 4.30%, Secured Debt (Maturity - April 1, 2024)	1,995	1,997	1,994
Telenet Financing USD LLC	Diversified telecommunication services	LIBOR (1 month) + 2.75%, Current Coupon 3.91%, Secured Debt (Maturity - June 30, 2025)	3,000	3,013	3,005
Transdigm, Inc.	Aerospace and defense	LIBOR (1 month) + 3.00%, Current Coupon 4.23%, Secured Debt (Maturity - June 9, 2023)	1,995	2,002	1,994
UFC Holdings, LLC	Media	LIBOR (1 month) + 3.25%, Current Coupon 4.47%, Secured Debt (Maturity - August 18, 2023)	1,995	2,007	2,001
Ultra Resources, Inc.	Oil, Gas and Consumable Fuels	LIBOR (1 month) + 3.00%, Current Coupon 4.12%, Secured Debt (Maturity - April 12, 2024)	2,000	2,003	1,995

HMS-ORIX
Loan Portfolio
As of June 30, 2017
(dollars in thousands)
Portfolio Company	Industry	Type of Investment	Principal	Cost	Fair Value

Valeant Pharmaceuticals International, Inc.	Pharmaceuticals	LIBOR (1 month) + 4.75%, Current Coupon 5.83%, Secured Debt (Maturity - April 1, 2022)	$2,904	$2,918	$2,946
Vistra Operations Company LLC	Electric utilities	LIBOR (1 month) + 3.25%, Current Coupon 4.46%, Secured Debt (Maturity - December 14, 2023)	1,995	2,007	1,997
WideOpenWest Finance, LLC	Diversified telecommunication services	LIBOR (3 months) + 3.50%, Current Coupon 4.70%, Secured Debt (Maturity - August 18, 2023)	2,992	3,019	3,019
		LIBOR (3 months) + 3.25%, Current Coupon 4.25%, Secured Debt (Maturity - August 18, 2023)	505	504	505
Total Loan Portfolio				$115,785	$115,559

For the three and six months ended June 30, 2017, the Company did not accrue dividend income in respect of its investment in HMS-ORIX.

The following tables show the summarized financial information for HMS-ORIX (dollars in thousands):

As of
Balance Sheet Data	June 30, 2017
Assets
Portfolio investments at fair value	$115,559
Cash and cash equivalents	15,909
Deferred financing costs	1,087
Other assets	74
Total assets	$132,629

Liabilities
Debt	$40,000
Payable for securities purchased	42,183
Accounts payable and accrued expenses	483
Total liabilities	82,666
Net assets	49,963
Total liabilities and net assets	$132,629

Period from inception (April 4, 2017) to June 30, 2017

Selected Statement of Operations Information
Interest income	$494
Dividend income	—
Total income	$494
Interest expense	251
Other expenses	53
Total expenses	$304
Net investment income	$190
Unrealized (depreciation) on investments	(226)
Realized (losses) from investments	(1)
Net (decrease) in net assets	$(37)

Note 5 — Borrowings

On March 11, 2014, the Company entered into a senior secured revolving credit agreement with Capital One, National Association (“Capital One”), as administrative agent, and with Capital One and other financial institutions as lenders. On March 6, 2017, this credit facility was amended and restated (as amended and restated, the “EverBank Credit Facility”) to, among other things, extend the maturity date to March 6, 2020, reduce revolver commitments from $125.0 million to $95.0 million, and assign Capital One’s role as administrative agent to EverBank Commercial Finance, Inc. (“EverBank”). Borrowings under the EverBank Credit Facility bear interest, subject to the Company’s election, on a per annum basis equal to (i) the adjusted London Interbank Offered Rate (“LIBOR”) rate plus 2.75% or (ii) the base rate plus 1.75%. The base rate is defined as the higher of (a) the prime rate, (b) the Federal Funds Rate (as defined in the credit agreement) plus 0.5% or (c) the adjusted LIBOR rate plus 1.0%. The adjusted LIBOR rate is defined in the credit agreement for the EverBank Credit Facility as the one-month LIBOR rate plus such amount as adjusted for statutory reserve requirements for Eurocurrency liabilities. As of June 30, 2017, the one-month LIBOR rate was 1.23%. The Company pays an annual unused commitment fee of 0.300% on the unused revolver commitments if more than 50% of the revolver commitments are being used and an annual unused commitment fee of 0.625% on the unused revolver commitments if less than 50% of the revolver commitments are being used.

The EverBank Credit Facility permits the creation of certain “Structured Subsidiaries,” which are not guarantors under the EverBank Credit Facility and which are permitted to incur debt outside of the EverBank Credit Facility. Borrowings under the EverBank Credit Facility are secured by all of the Company’s assets, other than the assets of the Structured Subsidiaries, as well as all of the assets, and a pledge of equity ownership interests, of any future subsidiaries of the Company (other than Structured Subsidiaries). The credit agreement for the EverBank Credit Facility contains affirmative and negative covenants usual and customary for credit facilities of this nature, including (i) maintaining a minimum interest coverage ratio of at least 2.00 to 1.00; (ii) maintaining an asset coverage ratio of at least 2.10 to 1.00; and (iii) maintaining a minimum consolidated tangible net worth, excluding Structured Subsidiaries, of at least the greater of (a) the aggregate amount of the revolver commitments or (b) $50.0 million. Further, the EverBank Credit Facility contains limitations on incurrence of other indebtedness (other than by the Structured Subsidiaries), limitations on industry concentration, and an anti-hoarding provision to protect the collateral under the EverBank Credit Facility. Additionally, the Company must provide information to EverBank on a regular basis, preserve its corporate existence, comply with applicable laws, including the 1940 Act, pay obligations when they become due, and invest the proceeds of the sales of common stock in accordance with its investment objectives and strategies (as set forth in the EverBank Credit Facility). Further, the credit agreement contains usual and customary default provisions including: (i) a default in the payment of interest and principal; (ii) insolvency or bankruptcy of the Company; (iii) a material adverse change in the Company’s business; or (iv) breach of any covenant, representation or warranty in the loan agreement or other credit documents and failure to cure such breach within defined periods. Additionally, the EverBank Credit Facility requires the company to obtain written approval from the administrative agent prior to entering into any material amendment, waiver or other modification of any provision of the Investment Advisory Agreement. As of June 30, 2017, the Company was not aware of any instances of noncompliance with covenants related to the EverBank Credit Facility.

On June 2, 2014, HMS Funding entered into a credit agreement (the “Deutsche Bank Credit Facility”) among HMS Funding, as borrower, the Company, as equityholder and as servicer, Deutsche Bank AG, New York Branch (“Deutsche Bank”), as administrative agent, the financial institutions party thereto as lenders (together with Deutsche Bank, the “HMS Funding Lenders”), and U.S. Bank National Association, as collateral agent and collateral custodian. The Deutsche Bank Credit Facility was amended and restated on May 18, 2015 and subsequently has been amended on multiple occasions, most recently on June 30, 2017, increasing the revolver commitments to $400.0 million. The Company contributes certain assets to HMS Funding from time to time, as permitted under the EverBank Credit Facility, as collateral to secure the Deutsche Bank Credit Facility.

Under the Deutsche Bank Credit Facility, interest is calculated as the sum of the index plus the applicable margin of 2.50%. If the Deutsche Bank Credit Facility is funded via an asset backed commercial paper conduit, the index will be the related commercial paper rate; otherwise, the index will be equal to one-month LIBOR. As of June 30, 2017, the one-month LIBOR rate was 1.23%. The Deutsche Bank Credit Facility provides for a revolving period until December 16, 2017, unless otherwise extended with the consent of the HMS Funding Lenders. The amortization period begins the day after the last day of the revolving period and ends on June 16, 2020, the maturity date. During the amortization period, the applicable margin will increase by 0.25%. During the revolving period, HMS Funding will pay a utilization fee equal to 2.50% of the undrawn amount of the required utilization, which is 75% of the loan commitment amount. HMS Funding will incur an undrawn fee equal to 0.40% per annum of the difference between the aggregate commitments and the outstanding advances under the facility, provided that the undrawn fee relating to any utilization shortfall will not be payable to the extent that the utilization fee relating to such utilization shortfall is incurred. Additionally, per the terms of a fee letter executed on May 18, 2015, HMS Funding pays Deutsche Bank an administrative agent fee of 0.25% of the aggregate revolver commitments.

HMS Funding’s obligations under the Deutsche Bank Credit Facility are secured by a first priority security interest in its assets, including all of the present and future property and assets of HMS Funding. The Deutsche Bank Credit Facility contains affirmative and negative covenants usual and customary for credit facilities of this nature, including maintaining a positive tangible net worth, limitations on industry concentration and complying with all applicable laws. The Deutsche Bank Credit Facility contains usual and customary default provisions including: (i) a default in the payment of interest and principal; (ii) insolvency or bankruptcy of the Company; (iii) the occurrence of a change of control; or (iv) any uncured breach of a covenant, representation or warranty in the Deutsche Bank Credit Facility. As of June 30, 2017, the Company was not aware of any instances of noncompliance with covenants related to the Deutsche Bank Credit Facility.

As of June 30, 2017, the Company had borrowings of $95.0 million outstanding on the EverBank Credit Facility and had borrowings of $322.0 million outstanding on the Deutsche Bank Credit Facility, both of which the Company estimated approximated fair value.

Note 6 – Financial Highlights

The following is a schedule of financial highlights of the Company for the six months ended June 30, 2017 and 2016.

Per Share Data:	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
NAV at beginning of period	$8.15	$7.88
Results from Operations
Net investment income (1) (2)	0.40	0.37
Net realized appreciation (depreciation) (1) (2)	0.03	(0.15)
Net unrealized appreciation (depreciation) (1) (2)	(0.03)	0.02
Net increase (decrease) in net assets resulting from operations	0.40	0.24
Stockholder distributions (1) (3)
Distributions from net investment income (1) (2)	(0.32)	(0.35)
Distributions from realized appreciation (1) (2)	(0.03)	—
Net decrease in net assets resulting from stockholder distributions	(0.35)	(0.35)
Capital share transactions
Issuance of common stock above NAV (4), net of offering costs (1)	0.02	—
Net increase in net assets resulting from capital share transactions	0.02	—
NAV at end of the period	$8.22	$7.77

Shares outstanding at end of period	77,891,173	68,040,541
Weighted average shares outstanding	75,929,218	64,982,508

(1)	Based on weighted average number of shares of common stock outstanding for the period.

(2)	Changes in net investment income and realized and unrealized appreciation (depreciation) from investments can change significantly from period to period.

(3)	The stockholder distributions represent the stockholder distributions declared for the period.

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

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
	(dollars in thousands)
NAV at end of period	$640,001	$528,743
Average net assets	$618,381	$505,356
Average Credit Facilities borrowings	$405,333	$394,000

Ratios to average net assets:
Ratio of total expenses to average net assets (1)	3.35%	3.60%
Ratio of net investment income to average net assets (1)	4.88%	4.81%
Portfolio turnover ratio	28.42%	13.40%
Total return (2)	5.15%	3.03%

(1)
For the six months ended June 30, 2017 and 2016, the Advisers did not waive base management fees but waived subordinated incentive fees of approximately $2.3 million and $493,000, respectively, and administrative services expenses of approximately $1.5 million and $1.1 million, respectively. The ratio is calculated by reducing the expenses to reflect the waiver of expenses and reimbursement of administrative services in both periods presented. Excluding interest expense, the ratio of total expenses to average net assets for the six months ended June 30, 2017 and June 30, 2016 was 2.00% and 2.15%, respectively. See Note 10 - Related Party Transactions and Arrangements for further discussion of fee waivers provided by the Advisers.

(2)
Total return is calculated on the change in NAV per share and stockholder distributions declared per share over the reporting period. The total return does not reflect the sales load from the sale of the Company’s common stock.

Note 7 – Stockholder Distributions

The following table reflects the cash distributions per share that the Company declared on its common stock during the six months ended June 30, 2017 and 2016 (dollars in thousands except per share amounts).

	Distributions
	Per Share	Amount
2017
Three months ended June 30, 2017	$0.18	$13,438
Three months ended March 31, 2017	$0.17	$12,922
2016
Three months ended June 30, 2016	$0.18	$11,650
Three months ended March 31, 2016	$0.17	$11,037

On June 20, 2017, with the authorization of the Company’s board of directors, the Company declared distributions to its stockholders for the period of July 2017 through September 2017. These distributions have been, or will be, calculated based on stockholders of record each day from July 1, 2017 through September 30, 2017 in an amount equal to $0.00191781 per share, per day. Distributions are paid on the first business day following the completion of each month to which they relate.

The Company has adopted an “opt in” distribution reinvestment plan for its stockholders. As a result, if the Company makes a distribution, its stockholders will receive distributions in cash unless they specifically “opt in” to the distribution reinvestment plan so as to have their cash distributions reinvested in additional shares of the Company’s common stock.

The following table reflects the sources of the cash distributions that the Company declared and, in some instances, paid on its common stock during the six months ended June 30, 2017 and 2016.

	Six Months Ended June 30, 2017		Six Months Ended June 30, 2016
	(dollars in thousands)
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Net realized income from operations (before waiver of incentive fees)	$26,360	100%	$13,780	61%
Waiver of incentive fees	—	—	493	2
Distributions in excess of net investment income (1)	—	—	8,414	37
Total	$26,360	100%	$22,687	100%

(1)	Includes adjustments made to GAAP basis net investment income to arrive at taxable income available for distributions. See Note 8 for the sources of the Company’s cash distributions on a tax basis.

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

Note 8 – Taxable Income

The Company has elected to be treated for U.S. federal income tax purposes as a RIC. As a RIC, the Company generally will not incur corporate-level U.S. federal income taxes on net ordinary income or capital gains that the Company timely distributes each taxable year as dividends to its stockholders. To qualify as a RIC in any taxable year, the Company must, among other things, satisfy certain source-of-income and asset diversification requirements. In addition, the Company must distribute an amount in each taxable year generally at least equal to 90% of its investment company taxable income, determined without regard to any deduction for dividends paid, in order to maintain its ability to be subject to taxation as a RIC. As a part of maintaining its RIC status, undistributed taxable income (subject to a 4% nondeductible, U.S. federal excise tax) pertaining to a given taxable year may be distributed up to 12 months subsequent to the end of that taxable year, provided such distributions are declared prior to the earlier of eight-and-one-half months after the close of that taxable year or the filing of the U.S. federal income tax return for such prior taxable year. In order to avoid the imposition of the 4% nondeductible, U.S. federal excise tax, the Company needs to distribute, in respect of each calendar year dividends of an amount at least equal to the sum of (1) 98.0% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of its capital gain in excess of capital loss, or capital gain net income, (adjusted for certain ordinary losses) for the one-year period generally ending October 31 in that calendar year (or, if the Company so elects for that calendar year) and (3) any net ordinary income and capital gain net income for preceding years that was not distributed with respect to such years and on which the Company incurred no U.S. federal income tax. For the taxable year ended December 31, 2015, the Company distributed $3.8 million, or $0.0615 per share, of its taxable income in 2016, prior to the filing of its U.S. federal income tax return for the 2015 taxable year. As a result, the Company was subject to a $119,000 4% nondeductible, U.S. federal excise tax for the 2015 taxable year. For the taxable year ended December 31, 2016, the Company distributed $7.3 million, or $0.099478 per share, of its taxable income in 2017, prior to the filing of its U.S. federal income tax return for the 2016 taxable year. As a result, the Company was subject to a 4% nondeductible, U.S federal excise tax liability of approximately $246,000.

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes, which provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the Company’s financial statements is the largest benefit or expense that has a greater than 50% likelihood of being realized upon its ultimate settlement with the relevant tax authority. Positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits, if any, in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. Management has analyzed the Company’s tax positions, and has concluded that there were no material uncertain income tax positions through June 30, 2017. The Company identifies its major tax jurisdiction as the United States, and the Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next 12 months. The 2014 through 2016 taxable years remain subject to examination by U.S. federal and most state tax authorities.

The Company has formed wholly-owned subsidiaries, HMS Equity Holding and HMS Equity Holding II, which have elected to be taxable entities for U.S. tax purposes. HMS Equity Holding and HMS Equity Holding II primarily hold equity investments in portfolio companies which are treated as “pass through” entities for U.S. tax purposes. HMS Equity Holding and HMS Equity Holding II are consolidated for financial reporting purposes, and the portfolio investments held by each entity are included in the condensed consolidated financial statements as portfolio investments recorded at fair value. HMS Equity Holding and HMS Equity Holding II are not consolidated with the Company for U.S. federal income tax purposes and may generate income tax expense, or benefit, and the related tax assets and liabilities, as a result of its ownership of certain portfolio investments. This income tax expense, or benefit, if any, and the related tax assets and liabilities, are reflected in the Company’s condensed consolidated financial statements.

Listed below is a reconciliation of “Net increase (decrease) in net assets resulting from operations” to taxable income and to total distributions declared to common stockholders for the six months ended June 30, 2017 and 2016 (dollars in thousands).

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016

Net increase (decrease) in net assets resulting from operations	$30,726	$15,426
Net change in unrealized (appreciation) depreciation	2,115	(1,153)
Income tax (benefit) provision	78	48
Pre-tax book (income) loss not consolidated for tax purposes	283	9,025
Book income and tax income differences, including debt origination, structuring fees, dividends, realized gains and changes in estimates	795	135
Estimated taxable income (1)	33,997	23,481

Taxable income earned in prior year and carried forward for distribution in current year	7,238	3,839

Taxable income earned prior to period end and carried forward for distribution next period	(19,350)	(8,547)
Dividend accrued as of period end and paid-in the following period	4,475	3,914
Taxable income earned to be carried forward	(14,875)	(4,633)

Total distributions accrued or paid to common stockholders	$26,360	$22,687

(1)
The Company’s taxable income for each period is an estimate and will not be finally determined until the Company files its tax return for each year. Therefore, the final taxable income, and the taxable income earned in each period and carried forward for distribution in the following period, may be different than this estimate.

The income tax expense, or benefit, and the related tax assets and liabilities generated by HMS Equity Holding and HMS Equity Holding II, if any, are reflected in the Company’s Condensed Consolidated Statement of Operations. For the six months ended June 30, 2017 and 2016, the Company recognized a net income tax (benefit) provision of $78,000 and $48,000, respectively, related to deferred taxes of $1.9 million and $5.0 million respectively, and other taxes of $78,000 and $48,000, respectively, offset by a valuation allowance of $(1.9) million and $(5.0) million, respectively. For the six months ended June 30, 2017 and 2016, the other taxes included $78,000 and $48,000, respectively, related to accruals for state and other taxes.

As of June 30, 2017, the cost basis of investments for tax purposes was $1.1 billion, with such investments having an estimated net unrealized depreciation of $15.3 million, composed of gross unrealized appreciation of $22.8 million and gross unrealized depreciation of $38.1 million. As of December 31, 2016, the cost basis of investments for tax purposes was $1.0 billion, with such investments having an estimated net unrealized depreciation of $13.2 million, composed of gross unrealized appreciation of $20.3 million and gross unrealized depreciation of $33.5 million.

The net deferred tax asset at both June 30, 2017 and December 31, 2016 was $0, of which $1.8 million and $7.9 million, respectively, related to current year net loss on portfolio investments and unrealized appreciation/depreciation of portfolio investments held by HMS Equity Holding and HMS Equity Holding II, $9.8 million and $1.8 million, respectively, related to net operating loss carryforwards from historical realized losses on portfolio investments held by HMS Equity Holding and HMS Equity Holding II,

$878,000 and $878,000, respectively, related to net capital loss carryforward from historical realized losses on portfolio investments held by HMS Equity Holding offset by $(1.1) million and $(1.1) million, respectively, related to basis differences of portfolio investments held by HMS Equity Holding and HMS Equity Holding II which are “pass through” entities for tax purposes, and $(11.3) million and $(9.5) million, respectively, related to a valuation allowance. Based on HMS Equity Holding’s and HMS Equity Holding II’s short operating history, management believes it is more likely than not that there will be inadequate profits in HMS Equity Holding and HMS Equity Holding II against which the deferred tax assets can be offset. Accordingly, the Company recorded a full valuation allowance against such deferred tax assets.

The following table sets forth the significant components of net deferred tax assets and liabilities as of June 30, 2017 and December 31, 2016 (amounts in thousands):

	June 30, 2017	December 31, 2016
Deferred tax assets:
Net operating loss carryforwards	$2,367	$2,258
Capital loss carryforwards	8,424	8,366
Net basis differences in portfolio investments	—	—
Net unrealized depreciation of portfolio investments	1,641	20
Total deferred tax assets	12,432	10,644
Deferred tax liabilities:
Net basis differences in portfolio investments	(1,180)	(1,119)
Net unrealized appreciation of portfolio investments	—	—
Other	—	—
Total deferred tax liabilities	(1,180)	(1,119)
Valuation allowance	(11,252)	(9,525)
Total net deferred tax assets (liabilities)	$—	$—

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

The determination of the tax attributes of the Company’s distributions is made annually at the end of the Company’s taxable year based upon the Company’s taxable income for the full taxable year and distributions paid for the full taxable year. Therefore, a determination made on an interim basis may not be representative of the actual tax attributes of distributions for a full year. The actual tax characteristics of distributions to stockholders will be reported to the Internal Revenue Service and stockholders subject to information reporting shortly after the close of each calendar year on Form 1099-DIV.

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

Note 9 – Supplemental Cash Flow Disclosures

Listed below are the supplemental cash flow disclosures for the six months ended June 30, 2017 and 2016 (dollars in thousands):

Supplemental Disclosure of Cash Flow Information	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Cash paid for interest	$7,680	$6,623
Cash paid for income taxes	342	229

Supplemental Disclosure of Non-Cash Flow Information
Stockholder distributions declared and unpaid	4,475	3,914
Stockholder distributions reinvested	13,545	11,867
Change in unpaid deferred offering costs	(20)	1,108
Unpaid deferred financing costs	42	3
Unpaid sales commissions and dealer manager fee	104	90

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

The Company and the Advisers entered into conditional income incentive fee waiver agreements (the “2016-2017 Conditional Income Incentive Fee Waiver Agreements”), most recently on July 26, 2017, pursuant to which, for a period from January 1, 2016 through June 30, 2017, the Advisers could waive the “subordinated incentive fee on income,” as such term is defined in the Investment Advisory Agreement, upon the occurrence of any event that, in the Advisers’ sole discretion, causes such waiver to be deemed necessary. The 2016-2017 Conditional Income Incentive Fee Waiver Agreements may require the Company to repay the Advisers for previously waived reimbursement of Expense Support Payments or waived base management fees or incentive fees under certain circumstances.

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

For the three months ended June 30, 2017 and 2016, the Company incurred base management fees of approximately $5.3 million and $4.7 million, respectively, and the Advisers waived no base management fees in either period. For the three months ended June 30, 2017 and 2016, the Company incurred no capital gains incentive fees in either period, and incurred subordinated incentive fees on income of approximately $823,000 and $0, respectively. For the three months ended June 30, 2017 and 2016, the Advisers waived no capital gains incentive fees in either period, and waived subordinated incentive fees on income of approximately $823,000 and $0, respectively.

For the six months ended June 30, 2017 and 2016, the Company incurred base management fees of approximately $10.5 million and $9.2 million, respectively, and the Advisers waived no base management fees in either period. For the six months ended June 30, 2017 and 2016, the Company incurred no capital gains incentive fees in either period, and incurred subordinated incentive fees on income of approximately $2.3 million and $493,000, respectively. For the six months ended June 30, 2017 and 2016, the Advisers waived no capital gains incentive fees in either period, and subordinated incentive fees on income of approximately $2.3 million and $493,000, respectively.

For the six months ended June 30, 2017 and 2016, the Company did not record an accrual for any previously waived fees. Any future reimbursement of previously waived fees to the Advisers will not be accrued until the reimbursement of the waived fees becomes probable and estimable, which will be upon approval of the Company’s board of directors. To date, none of the previously waived fees has been approved by the board of directors for reimbursement.

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

	Management Fee (1)		Subordinated Incentive Fee (1)		Capital Gain Incentive Fee (1)		Expense Support (1)
Quarter Ended	Waivers	Repaid to Adviser (2)	Waivers	Repaid to Adviser (2)	Waivers	Repaid to Adviser (2)	Payments	Repaid to Adviser (2)	Operating Expense Ratio (3)	Annualized Distribution Rate (4)	Eligible to be Repaid Through
6/30/2012	$31	$—	$18	$—	$—	$—	$—	$—	1.35%	7.00%	Expired
9/30/2012	$97	$—	$52	$—	$3	$—	$—	$—	1.97%	7.00%	Expired
12/31/2012	$104	$—	$53	$—	$—	$—	$—	$—	2.96%	7.00%	Expired
3/31/2013	$84	$—	$—	$—	$—	$—	$—	$—	1.86%	7.00%	Expired
6/30/2013	$118	$—	$—	$—	$—	$—	$—	$—	1.36%	7.00%	Expired
9/30/2013	$268	$—	$—	$—	$—	$—	$—	$—	1.22%	7.00%	Expired
12/31/2013	$309	$—	$—	$—	$5	$—	$153	$—	0.49%	7.00%	Expired
3/31/2014	$306	$—	$—	$—	$—	$—	$—	$—	1.28%	7.00%	Expired
6/30/2014	$548	$—	$—	$—	$—	$—	$—	$—	1.28%	7.00%	Expired
9/30/2014	$821	$—	$—	$—	$—	$—	$328	$—	1.23%	7.00%	9/30/2017
12/31/2014	$148	$—	$451	$—	$—	$—	$—	$—	1.70%	7.00%	12/31/2017
3/31/2015	$—	$—	$358	$—	$—	$—	$—	$—	1.78%	7.18%	3/31/2018
6/30/2015	$—	$—	$930	$—	$—	$—	$—	$—	1.69%	7.07%	6/30/2018
9/30/2015	$—	$—	$155	$—	$—	$—	$—	$—	2.11%	7.07%	9/30/2018
12/31/2015	$—	$—	$1,159	$—	$—	$—	$—	$—	2.27%	7.78%	12/31/2018
3/31/2016	$—	$—	$493	$—	$—	$—	$—	$—	1.83%	8.14%	3/31/2019
6/30/2016	$—	$—	$—	$—	$—	$—	$—	$—	1.76%	7.95%	6/30/2019
9/30/2016	$—	$—	$—	$—	$—	$—	$—	$—	1.73%	7.87%	9/30/2019
12/31/2016	$—	$—	$1,196	$—	$—	$—	$—	$—	1.68%	7.69%	12/31/2019
3/31/2017	$—	$—	$1,495	$—	$—	$—	$—	$—	1.68%	7.53%	3/31/2020
6/30/2017	$—	$—	$823	$—	$—	$—	$—	$—	1.67%	7.53%	6/30/2020

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

Pursuant to the Investment Advisory Agreement and Sub-Advisory Agreement, the Company is required to pay or reimburse the Advisers for administrative services expenses, which include all costs and expenses related to the Company’s day-to-day administration and management not related to advisory services. The Advisers do not earn any profit under their provision of administrative services to the Company. For the three months ended June 30, 2017 and 2016, the Company incurred, and the Advisers waived the reimbursement of, administrative services expenses of approximately $873,000 and $574,000, respectively. For the six months ended June 30, 2017 and 2016, the Company incurred, and the Advisers waived the reimbursements of, administrative services expenses of approximately $1.5 million and $1.1 million, respectively. On April 24, 2017, the Company and the Advisers agreed to further amend the 2014 Expense Reimbursement Agreement, which extended the period for waiver of reimbursement of administrative services expenses accrued pursuant to the Investment Advisory Agreement and the Sub-Advisory Agreement through June 30, 2017. The waiver of the reimbursement of administrative services expenses is not subject to future reimbursement.

The table below presents the administrative services expenses waived by the Advisers (dollars in thousands).

	Administrative Services
Quarter Ended	Waivers	Repaid to Adviser	Operating Expense Ratio (1)	Annualized Distribution Rate (2)	Eligible to be Repaid Through (3)
6/30/2012	$25	$—	1.35%	7.00%	Not Eligible to be Repaid
9/30/2012	$129	$—	1.97%	7.00%	Not Eligible to be Repaid
12/31/2012	$284	$—	2.96%	7.00%	Not Eligible to be Repaid
3/31/2013	$233	$—	1.86%	7.00%	Not Eligible to be Repaid
6/30/2013	$222	$—	1.36%	7.00%	Not Eligible to be Repaid
9/30/2013	$234	$—	1.22%	7.00%	Not Eligible to be Repaid
12/31/2013	$329	$—	0.49%	7.00%	Not Eligible to be Repaid
3/31/2014	$329	$—	1.28%	7.00%	Not Eligible to be Repaid
6/30/2014	$385	$—	1.28%	7.00%	Not Eligible to be Repaid
9/30/2014	$371	$—	1.23%	7.00%	Not Eligible to be Repaid
12/31/2014	$412	$—	1.70%	7.00%	Not Eligible to be Repaid
3/31/2015	$437	$—	1.78%	7.18%	Not Eligible to be Repaid
6/30/2015	$480	$—	1.69%	7.07%	Not Eligible to be Repaid
9/30/2015	$517	$—	2.11%	7.07%	Not Eligible to be Repaid
12/31/2015	$603	$—	2.27%	7.78%	Not Eligible to be Repaid
3/31/2016	$533	$—	1.83%	8.14%	Not Eligible to be Repaid
6/30/2016	$574	$—	1.76%	7.95%	Not Eligible to be Repaid
9/30/2016	$529	$—	1.73%	7.87%	Not Eligible to be Repaid
12/31/2016	$679	$—	1.68%	7.69%	Not Eligible to be Repaid
3/31/2017	$661	$—	1.68%	7.53%	Not Eligible to be Repaid
6/30/2017	$873	$—	1.67%	7.53%	Not Eligible to be Repaid

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

The table below outlines fees incurred and expense reimbursements payable to Hines, Main Street and their affiliates for the three and six months ended June 30, 2017 and 2016 and amounts unpaid as of June 30, 2017 and December 31, 2016 (dollars in thousands).

	Incurred		Incurred		Unpaid as of
	Three Months Ended June 30,		Six Months Ended June 30,		June 30, 2017	December 31, 2016
Type and Recipient	2017	2016	2017	2016
Incentive Fees on Income (1) - the Adviser, Sub-Adviser	$—	$—	$—	$—	$—	$—
Offering Costs - the Adviser, Sub-Adviser	341	513	728	821	(3)	(23)
Other (2) - the Adviser	104	60	292	153	11	121
Selling Commissions - Dealer Manager	807	1,767	1,867	2,642	49	92
Dealer Manager Fee - Dealer Manager	442	828	1,000	1,251	55	(6)
Due to Affiliates					$112	$184

Base Management Fees (1) - the Adviser, Sub-Adviser	$5,303	$4,693	$10,453	$9,187	$5,304	$5,054

(1)	Net of amounts waived by the Advisers.

(2)	Includes amounts the Adviser paid on behalf of the Company such as general and administrative services expenses.

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

As of June 30, 2017, the Company has reimbursed the Advisers approximately $11.3 million since inception for offering costs. As of June 30, 2017, the Advisers carried a balance of approximately $1.4 million for offering costs incurred on the Company’s behalf, net of reimburse payments from the Company.

Note 11 – Share Repurchase Plan

Since inception of the share repurchase program, the Company funded the repurchase of $21.9 million in shares. For the six months ended June 30, 2017 and 2016, the Company funded $7.9 million and $6.5 million, respectively, for shares tendered for repurchase under the plan approved by the board of directors. Since inception of the share repurchase program, the Company has funded all redemption requests validly tendered and not withdrawn.

For the Quarter Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered that were Repurchased	Repurchase Price per Share	Aggregate Consideration for Repurchased Shares
March 31, 2017	3/23/2017	614,179.64	100%	$8.23	$5,054,698
June 30, 2017	6/15/2017 and 6/16/2017	346,306.52	100%	$8.20	$2,839,713

Note 12 – Commitments and Contingencies

At June 30, 2017, the Company had a total of approximately $43.9 million in outstanding commitments comprising (i) 28 commitments to fund revolving loans that had not been fully drawn or term loans that had not been funded and (ii) three capital commitments that had not been fully called. The Company recognized unrealized depreciation of approximately $170,000 on the outstanding unfunded loan commitments and no unrealized appreciation or depreciation on the outstanding unfunded capital commitments during six months ended June 30, 2017. At December 31, 2016, the Company had a total of approximately $42.7 million in outstanding commitments comprising (i) 22 commitments to fund revolving loans that had not been fully drawn or term loans that had not been funded and (ii) three capital commitments that had not been fully called. The Company recognized unrealized depreciation of $266,000 on the outstanding unfunded loan commitments and unrealized appreciation of $14,000 on the outstanding unfunded capital commitments during the year ended December 31, 2016.

	Commitments and Contingencies
	(dollars in thousands)
	June 30, 2017	December 31, 2016
Unfunded Loan Commitments
Adams Publishing Group, LLC	$2,216	$—
Apex Linen Services, Inc.	403	397
Arcus Hunting, LLC	795	2,136
BarFly Ventures, LLC	306	881
BigName Holdings, LLC	120	—
Boccella Precast Products, LLC	500	—
Buca C, LLC	—	1,548
CapFusion Holding, LLC	400	394
CDHA Management, LLC	3,373	3,259
Charps, LLC	1,000	—
Clad-Rex Steel, LLC	100	—
CST Industries, Inc.	1,084	—
Datacom, LLC	80	1,302
Gamber-Johnson Holdings, LLC	300	300
Guerdon Modular Holdings, Inc.	400	400
Hawk Ridge Systems, LLC	400	400
Hojeij Branded Foods, Inc.	1,501	2,000
Hostway Corporation	67	—
HW Temps LLC	200	50
Jackmont Hospitality, Inc.	—	1,200
LaMi Products, LLC	1,029	1,729
Meisler Operating, LLC	400	—
Minute Key, Inc.	2,200	197
Mystic Logistics, Inc.	200	194
NNE Issuer, LLC	8,458	—
NuStep, LLC	300	—
Pardus Oil & Gas, LLC	357	357
Permian Holdco 2	290	290
PPC/Shift, LLC	500	500
Strike, LLC	2,000	2,475
Unirush LLC	—	980
Volusion, LLC	—	2,955
Unfunded Capital Commitments
Brightwood Capital Fund III, LP	1,000	1,000
Brightwood Capital Fund IV, LP	9,000	10,000
Freeport First Lien Loan Fund III, LP	4,941	7,737
Total	$43,920	$42,681

Note 13 – Subsequent Events

From July 1, 2017 through August 11, 2017, the Company raised approximately $8.1 million in the Offering. During this period, the Company funded approximately $76.0 million in investments and received proceeds from repayments and dispositions of approximately $45.5 million.

On July 26, 2017, the Company, the Adviser and the Sub-Adviser entered into a conditional income incentive fee agreement (the “Second Quarter 2017 Fee Waiver Agreement”), pursuant to which, for a period from April 1, 2017 through June 30, 2017, the Advisers could waive the “subordinated incentive fee on income,” as such term is defined in the Investment Advisory Agreement, upon the occurrence of any event that, in the Advisers’ sole discretion, causes such waiver to be deemed necessary. The Second Quarter 2017 Fee Waiver Agreement may require the Company to repay the Advisers for previously waived Expense Support Payments or waived base management fees or incentive fees under certain circumstances. The previously waived fees are potentially subject to repayment by the Company, if at all, within a period not to exceed three years from the date of each respective fee waiver.

On August 4, 2017, the Company filed a tender offer statement on Schedule TO with the SEC, to commence an offer by the Company to purchase, as approved by its board of directors, 1,757,075.81 shares of our issued and outstanding common stock, par value $0.001 per share. The offer is for cash at a purchase price equal to the NAV per share to be determined within 48 hours of the repurchase date.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is based on the condensed consolidated financial statements as of June 30, 2017 (unaudited) and December 31, 2016 and for the three and six months ended June 30, 2017 and 2016. Amounts as of December 31, 2016 included in the unaudited condensed consolidated financial statements have been derived from the Company’s audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, as well as the audited consolidated financial statements, notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2016. Capitalized terms used in this Item 2 have the same meaning as in the accompanying condensed consolidated financial statements in Item 1 unless otherwise defined in this Report.

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

We previously registered for sale up to 150,000,000 shares of common stock pursuant to a registration statement on Form N-2 (File No. 333-178548) which was initially declared effective by the SEC on June 4, 2012 (the “Initial Offering”). The Initial Offering terminated on December 1, 2015. We raised approximately $601.2 million in the Initial Offering, including proceeds from the dividend reinvestment plan of approximately $22.0 million. We also registered for sale up to $1,500,000,000 worth of shares of common stock (the “Offering”) pursuant to a new registration statement on Form N-2 (File No. 333-204659), as amended, most recently declared effective on May 1, 2017. As of June 30, 2017, we had raised approximately $153.9 million in the Offering, including proceeds from the distribution reinvestment plan of approximately $38.3 million.

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

As a BDC, we are subject to certain regulatory restrictions in making our investments, including limitations on our ability to co-invest with certain affiliates, including Main Street. However, we received an order from the SEC, that permits us, subject to certain conditions, to co-invest with Main Street in certain transactions originated by Main Street and/or our Advisers. The exemptive relief permits us, and certain of our directly or indirectly wholly-owned subsidiaries on one hand, and Main Street and or/certain of its affiliates on the other hand, to co-invest in the same investment opportunities where such investment may otherwise be prohibited under Section 57(a)(4) of the 1940 Act. In addition, we may continue to co-invest with Main Street and/or its affiliates in syndicated deals and secondary loan market purchases in accordance with applicable regulatory guidance or interpretations where price is the only negotiated point.

As of June 30, 2017, we had investments in 69 Middle Market debt investments, 32 Private Loan debt investments, 31 LMM debt investments, 31 LMM equity investments, five Middle Market equity investments, 10 Private Loan equity investments and five Other Portfolio investments with an aggregate fair value of approximately $1,044.9 million, a cost basis of approximately $1,060.4 million, and a weighted average effective annual yield of approximately 8.5%. The weighted average annual yield was calculated using the effective interest rates for all investments at June 30, 2017, including accretion of original issue discount and amortization of premium to par value, the amortization of fees received in connection with transactions, and assumes zero yield for investments on non-accrual status. Approximately 81.8% and 11.3% of our total portfolio investments (at fair value, excluding our Other Portfolio investments) were secured by first priority liens and second priority liens on portfolio company assets, respectively, with the remainder in unsecured debt investments and equity investments.

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

Administration

Pursuant to the Investment Advisory Agreement and Sub-Advisory Agreement, we are required to pay or reimburse our Advisers for administrative services expenses, which include all costs and expenses related to our day-to-day administration and management not related to advisory services. For the three months ended June 30, 2017 and 2016, we incurred, and our Advisers waived the reimbursement of, administrative services expenses of approximately $873,000 and $574,000, respectively. For the six months ended June 30, 2017 and 2016, we incurred, and our Advisers waived the reimbursement of, administrative services expenses of approximately $1.5 million and $1.1 million, respectively. On April 24, 2017, we and the Advisers agreed to an amendment to the 2014 Expense Reimbursement Agreement, which extended the period for waiver of reimbursement of administrative expenses accrued pursuant to the Investment Advisory Agreement and the Sub-Advisory Agreement through June 30, 2017. The waiver of the reimbursement of administrative service expenses is not subject to future reimbursement.

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

PORTFOLIO INVESTMENT COMPOSITION

Our Middle Market portfolio investments primarily consist of direct or secondary purchases of interest-bearing debt securities in companies that are generally larger in size than the LMM companies included in our LMM portfolio. While our Middle Market debt investments are generally secured by a first priority lien, 17.4% of the fair value of our Middle Market portfolio is secured by second priority liens.

Our current LMM portfolio consists of debt investments secured by first and second priority liens (65.0% and 2.9% of the total fair value of the LMM portfolio, respectively) on the assets of the portfolio companies and equity investments (32.1% of the total fair value of the LMM portfolio) in privately held LMM companies as of June 30, 2017. The LMM debt investments generally mature between five and seven years from the original investment date. The LMM equity investments represent an equity position or the right to acquire an equity position through warrants.

Our Private Loan portfolio primarily consists of debt investments secured by first and second priority liens (92.0% and 0.6% of the total fair value of the Private Loan portfolio, respectively) on the assets of the portfolio companies, unsecured debt investments (4.3% of the total fair value of the Private Loan portfolio) and equity investments (3.1% of the total fair value of the Private Loan portfolio) in Private Loan companies as of June 30, 2017. The Private Loan debt investments typically have stated terms between three and seven years from the original investment date. The Private Loan equity investments represent an equity position or the right to acquire an equity position through warrants.

Our Other Portfolio investments primarily consist of our investment in HMS-ORIX SLF LLC (“HMS-ORIX,” discussed in more detail below) and investments managed by third parties, which differ from the typical profiles for LMM, Middle Market and Private Loan portfolio investments. In the Other Portfolio investments, we may incur indirect fees and expenses in connection with investments managed by third parties, such as investments in other investment companies or private funds.

During the six months ended June 30, 2017, we funded investment purchases of approximately $307.0 million and had eight investments under contract to purchase as of June 30, 2017, for approximately $34.1 million, which settled or we scheduled to settle after June 30, 2017. We also received proceeds from sales and repayments of existing portfolio investments of approximately $280.0 million including $14.5 million in sales. Additionally, we had two investments under contract to sell as of June 30, 2017, for approximately $5.7 million, which represented the contract sales price. The combined result of these transactions increased our portfolio, on a cost basis, by approximately $58.0 million, or 5.8%, and the number of portfolio investments by five or 2.8%, compared to the portfolio as of December 31, 2016. As of June 30, 2017, the largest investment in an individual portfolio company represented approximately 2.9% of our portfolio’s fair value with the remaining investments in an individual portfolio company ranging from 0.0% to 1.7%. The average investment in our portfolio is approximately $5.7 million or 0.5% of the total portfolio. As a result of these transactions, our portfolio has become increasingly broadened across individual portfolio investments, geographic regions, and industries. Further, our total portfolio’s investment composition (excluding our Other Portfolio investments) at fair value is comprised of 81.8% first lien debt securities and 11.3% second lien debt securities, with the remainder in unsecured debt investments and equity investments. First lien debt securities have priority over subordinated debt owed by the issuer with respect to the collateral pledged as security for the loan. Due to the relative priority of payment of first lien investments, these generally have lower yields than lower priority, less secured investments.

During the six months ended June 30, 2016, we made investment purchases of approximately $181.9 million and had seven investments under contract to purchase as of June 30, 2016 for approximately $28.3 million, which settled after June 30, 2016. We also received proceeds from sales and repayments of existing portfolio investments of approximately $107.9 million including $61.5 million in sales and had two investments under contract to sell as of June 30, 2016 for approximately $11.2 million, which represented the contract sales price.

The result of these transactions further diversified our geographic and industry concentrations and based upon our investment rating system, which is described further below, the weighted average rating of our LMM was approximately 2.8 and 2.6 as of

June 30, 2017 and December 31, 2016, respectively. Lastly, the overall weighted average effective yield on our investment portfolio decreased from 8.9% as of December 31, 2016 to 8.5% as of June 30, 2017.

Summaries of the composition of our total investment portfolio at cost and fair value are shown in the following tables (this information excludes Other Portfolio investments):

	June 30, 2017				December 31, 2016
Cost:	LMM	Private Loan	Middle Market	Total	LMM	Private Loan	Middle Market	Total
First Lien Secured Debt	69.0%	92.0%	81.8%	82.7%	67.9%	92.0%	81.5%	82.3%
Second Lien Secured Debt	3.0	0.6	17.0	11.2	3.5	0.7	16.9	11.9
Unsecured Debt	—	4.2	0.4	1.3	—	4.9	0.9	1.6
Equity	26.8	2.9	0.8	4.6	26.9	2.0	0.7	3.9
Equity warrants	1.2	0.3	—	0.2	1.7	0.4	—	0.3
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	June 30, 2017				December 31, 2016
Fair Value:	LMM	Private Loan	Middle Market	Total	LMM	Private Loan	Middle Market	Total
First Lien Secured Debt	65.0%	92.0%	81.4%	81.8%	64.3%	91.5%	81.3%	81.5%
Second Lien Secured Debt	2.9	0.6	17.4	11.3	3.3	0.7	17.0	11.8
Unsecured Debt	—	4.3	0.5	1.4	—	4.9	0.9	1.7
Equity	30.8	2.9	0.7	5.3	30.7	2.1	0.8	4.6
Equity warrants	1.3	0.2	—	0.2	1.7	0.8	—	0.4
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

For the tables showing our total investment portfolio composition by geographic region and by industry, see Note 3 - Fair Value Hierarchy for Investments - Portfolio Investment Composition to our condensed consolidated financial statements included elsewhere in this Report.

Investment in HMS-ORIX

We co-invest in broadly-syndicated loans with ORIX Funds Corp. (“Orix”) through our investment in HMS-ORIX, which is organized as a Delaware limited liability company. Pursuant to the terms of the limited liability company agreement and through representation on the HMS-ORIX Board of Managers, we and Orix each have 50% voting control of HMS-ORIX and together will agree on all portfolio and investment decisions as well as all other significant actions for HMS-ORIX. We do not operationally control HMS-ORIX, and, accordingly, we do not consolidate the operations of HMS-ORIX within the consolidated financial statements. As of June 30, 2017, we and Orix have committed to provide, and have funded, an aggregate of $50.0 million of equity to HMS-ORIX, with us providing $30.0 million (60% of the equity) and Orix providing $20.0 million (40% of the equity).

As of June 30, 2017, HMS-ORIX had total assets of $132.6 million and HMS-ORIX’s portfolio consisted of 52 broadly-syndicated loans, generally in industries similar to those in which we may directly invest.

On April 5, 2017, HMS-ORIX closed on a $100.0 million credit facility with Bank of America, N.A. The facility has a maturity date of April 5, 2020 and borrowings under the facility bear interest at a rate equal to LIBOR plus 1.65% per annum. As of June 30, 2017, $40.0 million was outstanding under this facility. Borrowings under the facility are secured by substantially all of the assets of HMS-ORIX. If we were to include our pro-rata share of the borrowings under the HMS-ORIX credit facility as leverage on our balance sheet as of June 30, 2017, our asset coverage ratio as of such date would have been 232%, including unfunded commitments as a senior security.

The following table presents a summary of HMS-ORIX’s portfolio as of June 30, 2017 (dollars in thousands):

As of June 30, 2017

Total debt investments (1)	$115,508
Weighted average effective yield on loans(2)	4.88%
Largest loan to a single borrower(1)	$3,500
Total of 10 largest loans to borrowers(1)	$30,753
(1) At principal amount.
(2) Weighted average effective annual yield is calculated based on the investments at the end of each period and includes accretion of original issue discounts and amortization of premiums, and the amortization of fees received in connection with transactions. Investments, if any, on non-accrual status are assumed to have a zero yield in the calculation of weighted average effective annual yield.

The following table presents a listing of HMS-ORIX’s individual loans as of June 30, 2017:

HMS-ORIX
Loan Portfolio
As of June 30, 2017
(dollars in thousands)
Portfolio Company	Industry	Type of Investment	Principal	Cost	Fair Value

Acosta, Inc.	Commercial services and supplies	LIBOR (3 months) + 3.25%, Current Coupon 4.48%, Secured Debt (Maturity - September 26, 2021)	$2,000	$1,865	$1,802
Acrisure, LLC	Insurance	LIBOR (1 month) + 5.00%, Current Coupon 6.30%, Secured Debt (Maturity - November 22, 2023)	1,995	2,002	2,018
Advantage Sales & Marketing Inc.	Commercial services and supplies	LIBOR (1 month) + 3.25%, Current Coupon 4.42%, Secured Debt (Maturity - July 23, 2021)	2,000	1,941	1,925
Air Medical Group Holdings Inc	Health care providers & services	LIBOR (1 month) + 4.00%, Current Coupon 5.16%, Secured Debt (Maturity - April 28, 2022)	2,000	1,990	1,995
Ancestry.com Operations Inc.	Internet software and services	LIBOR (1 month) + 3.25%, Current Coupon 4.34%, Secured Debt (Maturity - October 19, 2023)	2,000	2,020	2,013
Arch Coal, Inc.	Metals and mining	LIBOR (1 month) + 4.00%, Current Coupon 5.23%, Secured Debt (Maturity - March 7, 2024)	1,995	2,002	1,998
AshCo, Inc.	Specialty retail	LIBOR (3 months) + 5.00%, Current Coupon 6.30%, Secured Debt (Maturity - December 15, 2023)	2,000	1,953	1,948
Atkore International, Inc.	Electronic equipment, instruments and components	LIBOR (3 months) + 3.00%, Current Coupon 4.30%, Secured Debt (Maturity - December 22, 2023)	2,992	3,022	3,009
Avantor Performance Materials Holdings, Inc.	Biotechnology	LIBOR (1 month) + 4.00%, Current Coupon 5.23%, Secured Debt (Maturity - March 8, 2024)	2,993	3,029	3,002
BMC Software Finance, Inc.	Software	LIBOR (1 month) + 4.00%, Current Coupon 5.23%, Secured Debt (Maturity - September 12, 2022)	2,980	3,005	2,990
Builders FirstSource, Inc.	Building products	LIBOR (3 months) + 3.00%, Current Coupon 4.30%, Secured Debt (Maturity - February 29, 2024)	2,992	2,989	2,994
CHS/Community Health Systems, Inc.	Healthcare providers and services	LIBOR (3 months) + 3.00%, Current Coupon 4.20%, Secured Debt (Maturity - January 27, 2021)	1,791	1,784	1,791
Colorado Buyer Inc	Technology hardware, storage and peripherals	LIBOR (3 months) + 3.00%, Current Coupon 4.17%, Secured Debt (Maturity - May 1, 2024)	3,000	3,012	3,008
Confie Seguros Holding II Co.	Insurance	LIBOR (1 month) + 5.50%, Current Coupon 6.73%, Secured Debt (Maturity - April 19, 2022)	1,995	2,002	1,975

HMS-ORIX
Loan Portfolio
As of June 30, 2017
(dollars in thousands)
Portfolio Company	Industry	Type of Investment	Principal	Cost	Fair Value

Cortes NP Acquisition Corporation	Electrical equipment	LIBOR (3 months) + 4.00%, Current Coupon 5.23%, Secured Debt (Maturity - November 30, 2023)	$2,000	$2,020	$2,011
CPI International, Inc.	Aerospace and defense	LIBOR (1 month) + 3.25%, Current Coupon 4.48%, Secured Debt (Maturity - April 7, 2021)	1,995	2,010	1,995
Diamond Resorts International, Inc.	Hotels, restaurants and leisure	LIBOR (1 month) + 6.00%, Current Coupon 7.23%, Secured Debt (Maturity - September 1, 2023)	1,995	2,025	2,014
Duff & Phelps Corporation	Diversified financial services	LIBOR (3 months) + 3.75%, Current Coupon 5.05%, Secured Debt (Maturity - April 23, 2020)	1,995	2,009	2,011
EFS Cogen Holdings I LLC	Electric utilities	LIBOR (3 months) + 3.50%, Current Coupon 4.80%, Secured Debt (Maturity - June 28, 2023)	1,963	1,977	1,974
Endo Luxembourg Finance Company I S.a.r.l.	Pharmaceuticals	LIBOR (1 month) + 4.25%, Current Coupon 5.50%, Secured Debt (Maturity - April 29, 2024)	2,000	2,020	2,022
Envision Healthcare Corporation	Healthcare providers and services	LIBOR (3 months) + 3.00%, Current Coupon 4.30%, Secured Debt (Maturity - December 1, 2023)	2,494	2,494	2,509
Everi Payments Inc.	Leisure products	LIBOR (3 months) + 4.50%, Current Coupon 5.75%, Secured Debt (Maturity - May 9, 2024)	2,000	1,993	2,017
First American Payment Systems, L.P.	Diversified financial services	LIBOR (1 month) + 5.75%, Current Coupon 6.84%, Secured Debt (Maturity - January 5, 2024)	1,000	1,012	1,011
Fitness International, LLC	Hotels, restaurants and leisure	LIBOR (1 month) + 4.25%, Current Coupon 5.48%, Secured Debt (Maturity - July 1, 2020)	2,000	2,030	2,029
Flexera Software LLC	Software	LIBOR (1 month) + 3.50%, Current Coupon 4.80%, Secured Debt (Maturity - April 2, 2020)	1,995	2,017	2,011
Greatbatch Ltd.	Healthcare equipment and supplies	LIBOR (2 months) + 3.50%, Current Coupon 4.71%, Secured Debt (Maturity - October 27, 2022)	2,889	2,907	2,905
GYP Holdings III Corp.	Trading comanies and distributors	LIBOR (1 month) + 3.00%, Current Coupon 4.14%, Secured Debt (Maturity - March 31, 2023)	3,500	3,527	3,515
Harbor Freight Tools USA, Inc.	Specialty retail	LIBOR (1 month) + 3.25%, Current Coupon 4.48%, Secured Debt (Maturity - August 18, 2023)	2,000	2,007	2,002
Horizon Pharma, Inc.	Pharmaceuticals	LIBOR (1 month) + 3.75%, Current Coupon 4.88%, Secured Debt (Maturity - March 29, 2024)	1,995	2,015	2,005
IG Investments Holdings, LLC	Professional services	LIBOR (1 month) + 4.00%, Current Coupon 5.30%, Secured Debt (Maturity - October 31, 2021)	1,995	2,007	2,016
inVentiv Health, Inc.	Life sciences tools and services	LIBOR (3 months) + 3.75%, Current Coupon 4.95%, Secured Debt (Maturity - November 9, 2023)	2,992	3,015	3,002
Jackson Hewitt Tax Service Inc.	Diversified consumer services	LIBOR (1 month) + 7.00%, Current Coupon 8.17%, Secured Debt (Maturity - July 30, 2020)	2,000	1,912	1,920
KC MergerSub, Inc.	Diversified consumer services	LIBOR (3 months) + 3.75%, Current Coupon 5.05%, Secured Debt (Maturity - August 12, 2022)	1,995	2,005	2,009
KMG Chemicals, Inc.	Chemicals	LIBOR (1 month) + 4.25%, Current Coupon 5.41%, Secured Debt (Maturity - June 13, 2024)	1,333	1,327	1,349
LANDesk Group, Inc.	Software	LIBOR (1 month) + 4.25%, Current Coupon 5.48%, Secured Debt (Maturity - January 22, 2024)	998	1,004	994

HMS-ORIX
Loan Portfolio
As of June 30, 2017
(dollars in thousands)
Portfolio Company	Industry	Type of Investment	Principal	Cost	Fair Value

LTS Buyer LLC	Diversified telecommunication services	LIBOR (3 months) + 3.25%, Current Coupon 4.55%, Secured Debt (Maturity - April 13, 2020)	$2,992	$3,018	$3,009
Mohegan Tribal Gaming Authority	Hotels, restaurants and leisure	LIBOR (1 month) + 4.00%, Current Coupon 5.23%, Secured Debt (Maturity - October 13, 2023)	1,995	2,014	2,020
MPH Acquisition Holdings LLC	Health care technology	LIBOR (3 months) + 3.00%, Current Coupon 4.30%, Secured Debt (Maturity - June 7, 2023)	2,991	3,035	2,995
NAB Holdings, LLC	IT services	LIBOR (3 months) + 3.50%, Current Coupon 4.70%, Secured Debt (Maturity - June 14, 2024)	2,000	1,990	2,007
NBTY, Inc.	Food products	LIBOR (3 months) + 3.50%, Current Coupon 4.80%, Secured Debt (Maturity - May 5, 2023)	1,995	2,000	2,000
Ortho-Clinical Diagnostics, Inc	Life sciences tools and services	LIBOR (1 month) + 3.75%, Current Coupon 5.05%, Secured Debt (Maturity - June 30, 2021)	1,995	1,990	1,987
Quikrete Holdings, Inc.	Construction materials	LIBOR (1 month) + 2.75%, Current Coupon 3.98%, Secured Debt (Maturity - November 15, 2023)	2,992	2,992	2,989
Rackspace Hosting, Inc.	Electronic equipment, instruments and components	LIBOR (1 month) + 3.00%, Current Coupon 4.17%, Secured Debt (Maturity - November 3, 2023)	3,300	3,327	3,307
SeaWorld Parks & Entertainment, Inc.	Hotels, restaurants and leisure	LIBOR (3 months) + 3.00%, Current Coupon 4.30%, Secured Debt (Maturity - April 1, 2024)	1,995	1,997	1,994
Telenet Financing USD LLC	Diversified telecommunication services	LIBOR (1 month) + 2.75%, Current Coupon 3.91%, Secured Debt (Maturity - June 30, 2025)	3,000	3,013	3,005
Transdigm, Inc.	Aerospace and defense	LIBOR (1 month) + 3.00%, Current Coupon 4.23%, Secured Debt (Maturity - June 9, 2023)	1,995	2,002	1,994
UFC Holdings, LLC	Media	LIBOR (1 month) + 3.25%, Current Coupon 4.47%, Secured Debt (Maturity - August 18, 2023)	1,995	2,007	2,001
Ultra Resources, Inc.	Oil, Gas and Consumable Fuels	LIBOR (1 month) + 3.00%, Current Coupon 4.12%, Secured Debt (Maturity - April 12, 2024)	2,000	2,003	1,995
Valeant Pharmaceuticals International, Inc.	Pharmaceuticals	LIBOR (1 month) + 4.75%, Current Coupon 5.83%, Secured Debt (Maturity - April 1, 2022)	2,904	2,918	2,946
Vistra Operations Company LLC	Electric utilities	LIBOR (1 month) + 3.25%, Current Coupon 4.46%, Secured Debt (Maturity - December 14, 2023)	1,995	2,007	1,997
WideOpenWest Finance, LLC	Diversified telecommunication services	LIBOR (3 months) + 3.50%, Current Coupon 4.70%, Secured Debt (Maturity - August 18, 2023)	2,992	3,019	3,019
		LIBOR (3 months) + 3.25%, Current Coupon 4.25%, Secured Debt (Maturity - August 18, 2023)	505	504	505
Total Loan Portfolio				$115,785	$115,559

For the three and six months ended June 30, 2017, we did not accrue dividend income in respect of our investment in HMS-ORIX.

The following tables show the summarized financial information for HMS-ORIX (dollars in thousands):

As of
Balance Sheet Data	June 30, 2017
Assets
Portfolio investments at fair value	$115,559
Cash and cash equivalents	15,909
Deferred financing costs	1,087
Other assets	74
Total assets	$132,629

Liabilities
Debt	$40,000
Payable for securities purchased	42,183
Accounts payable and accrued expenses	483
Total liabilities	82,666
Net assets	49,963
Total liabilities and net assets	$132,629

Period from inception (April 4, 2017) to June 30, 2017

Selected Statement of Operations Information
Interest income	$494
Dividend income	—
Total income	$494
Interest expense	251
Other expenses	53
Total expenses	$304
Net investment income	$190
Unrealized (depreciation) on investments	(226)
Realized (losses) from investments	(1)
Net (decrease) in net assets	$(37)

PORTFOLIO ASSET QUALITY

As of June 30, 2017, we owned a broad portfolio of 183 investments in 127 companies representing a wide range of industries. We believe that this broad portfolio adds to the structural protection of the portfolio, revenue sources, income, cash flows and dividends. The portfolio included the following:

▪
69 debt investments in 63 Middle Market portfolio companies with an aggregate fair value of approximately $611.8 million and a cost basis of approximately $629.8 million. The Middle Market debt investments had a weighted average annual effective yield of approximately 8.8%, which is calculated assuming the investments on non-accrual status are non-yielding, and 82.0% of the Middle Market debt investments were secured by first priority liens. Further, 87.3% of the Middle Market investments contain variable rates, though a majority of the investments with variable rates are subject to contractual minimum base interest rates between 100 and 150 basis points.

▪
32 debt investments in 31 Private Loan portfolio companies with an aggregate fair value of approximately $236.3 million and a cost basis of approximately $238.3 million. The Private Loan debt investments had a weighted average annual effective yield of approximately 9.1%, which is calculated assuming the investments on non-accrual status are non-yielding, and 94.9% of the Private Loan debt investments were secured by first priority liens. Further, 93.1% of the Private Loan debt investments contain variable rates, though a majority of the investments with variable rates are subject to contractual minimum base interest rates between 100 and 150 basis points.

▪
31 debt investments in 25 LMM portfolio companies with an aggregate fair value of approximately $90.2 million and a cost basis of approximately $91.6 million. The LMM debt investments had a weighted average annual effective yield of approximately 11.9% and 95.7% of the debt investments were secured by first priority liens. Also, 49.9% of the LMM debt investments are fixed rate investments with fixed interest rates between 7.0% and 15.0%. Further, 19 LMM debt investments, representing approximately 50.1% of the LMM debt investments have variable rates subject to a contractual minimum base interest rate of 100 basis points.

▪
42 equity investments and nine equity warrant investments in 25 LMM portfolio companies, seven Private Loan portfolio companies, four Middle Market portfolio companies and four Other Portfolio companies with an aggregate fair value of approximately $106.6 million and a cost basis of approximately $100.7 million.

Overall, as of June 30, 2017, our investment portfolio had a weighted average effective yield on our investments of approximately 8.5%, and 77.7% of our total portfolio’s investment composition (including our Other Portfolio investments) was secured by first priority liens.

As of June 30, 2017, we had four investments in three portfolio companies that were on non-accrual status, which comprised approximately 0.3% of our total investment portfolio at fair value and 1.0% of the total investment portfolio at cost. As of December 31, 2016, we had three investments in two portfolio companies that were on non-accrual status, which comprised approximately 0.2% of the total investment portfolio at fair value and 0.8% of the total investment portfolio at cost. For those investments in which S&P credit ratings are available, which represents approximately 35.1% of the portfolio as of June 30, 2017, the portfolio had a weighted average effective credit rating of B.

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

The following table shows the distribution of our LMM portfolio investments on the 1 to 5 investment rating scale at fair value as of June 30, 2017 and December 31, 2016 (dollars in thousands):

	June 30, 2017		December 31, 2016
Investment Rating	Investments at Fair Value	Percentage of Total LMM Portfolio	Investments at Fair Value	Percentage of Total LMM Portfolio
1	$2,460	1.8%	$1,541	1.3%
2	34,387	25.9	56,244	48.5
3	88,463	66.6	50,764	43.7
4	6,809	5.1	7,511	6.5
5	742	0.6	—	—
Total	$132,861	100.0%	$116,060	100.0%

Based upon the investment rating system, the weighted average rating of our LMM portfolio at fair value was approximately 2.8 and 2.6 as of June 30, 2017 and December 31, 2016, respectively.

DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS COMPARISONS FOR THE THREE MONTHS ENDED JUNE 30, 2017 AND JUNE 30, 2016

Total Investment Income, Operating Expenses, Net Assets

For the three months ended June 30, 2017 and 2016, our total investment income was approximately $25.5 million and $21.2 million, respectively, consisting predominately of interest income. As of June 30, 2017, the portfolio had a weighted average annual effective yield on investments of approximately 8.5% compared to 8.4% as of June 30, 2016, and our average investment portfolio for the three months ended June 30, 2017 was $1,002.0 million compared to $894.1 million for the three months ended June 30, 2016. Additionally, during the three months ended June 30, 2017 and 2016, we accreted approximately $3.8 million and $2.8 million, respectively, of unearned income into interest income. The increase in interest income was primarily due to (i) the growth in our total portfolio resulting from the investment of additional equity capital raised and borrowings under our amended and restated senior secured revolving credit facility (the “EverBank Credit Facility”) entered into by us, HMS Equity Holding, LLC and HMS Equity Holding II, Inc., our wholly-owned subsidiaries, with EverBank Commercial Finance, Inc. as administrative agent and certain financial institutions as lenders, and the amended and restated credit agreement entered into by HMS Funding I, LLC, our wholly owned subsidiary, with Deutsche Bank AG, New York Branch as administrative agent (the “Deutsche Bank Credit Facility,” and, together with our EverBank Credit Facility, the “Credit Facilities”) and (ii) acceleration of the accretion of original issuance discounts primarily resulting from principal repayments on certain portfolio investments. We believe further increases in investment income in future periods may arise due to (i) a growing base of portfolio company investments and (ii) investments being held for the entire period relative to incremental net investment activity during each quarter. For information on the Credit Facilities, see Note 5 - Borrowings to our condensed consolidated financial statements included elsewhere in this report.

For the three months ended June 30, 2017 and 2016, we recognized $896,000 and $405,000, respectively, of fee income received from our portfolio companies or other third parties, which accounted for approximately 3.5% and 1.9%, respectively, of our total investment income during such period.  Such fee income is transaction based, and typically consists of prepayment fees, structuring fees, amendment and consent fees and other non-recurring fees. As such, future fee income is generally dependent on new direct origination investments and the occurrence of prepayments and other events at existing portfolio companies resulting in such fees.

For the three months ended June 30, 2017 and 2016, expenses, net of incentive fee and administrative services expense waivers, were approximately $10.5 million and $9.2 million, respectively. The increase in expenses is primarily due to (i) an increase in interest expense of $0.7 million, (ii) an increase in base management fees and incentive fees (net of fee waivers) of $0.6 million and (iii) an increase in amortization of offering costs of $0.3 million. Interest expense increased primarily due to an increase in our cost of borrowing on the Credit Facilities, as the annualized interest rate on our borrowings increased from approximately 3.3% as of June 30, 2016 to approximately 3.9% as of June 30, 2017. Base management fees and incentive fees (net of fee waivers) increased primarily due to an increase in our average gross assets.

For the three months ended June 30, 2017, the net increase in net assets resulting from operations (gross of stockholder distributions declared) was approximately $17.5 million. The increase was attributable to net investment income of approximately $15.1 million and unrealized appreciation on investments of approximately $2.4 million.

For the three months ended June 30, 2016, the net increase in net assets resulting from operations (gross of stockholder distributions declared) was approximately $18.1 million. The increase was primarily attributable to unrealized appreciation on investments of approximately $15.4 million and net investment income of approximately $12.0 million, offset by net realized losses of approximately $9.4 million.

RESULTS COMPARISONS FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND JUNE 30, 2016

Total Investment Income, Operating Expenses, Net Assets

For the six months ended June 30, 2017 and 2016, our total investment income was approximately $50.9 million and $42.5 million, respectively, consisting predominately of interest income. As of June 30, 2017, the portfolio had a weighted average annual effective yield on investments of approximately 8.5% compared to 8.4% as of June 30, 2016, and our average investment portfolio for the six months ended June 30, 2017 was $997.8 million compared to $880.4 million for the six months ended June 30, 2016. Additionally, during the six months ended June 30, 2017 and 2016, we accreted approximately $7.9 million and $5.1 million, respectively, of unearned income into interest income. The increase in interest income was primarily due to (i) the growth in our total portfolio resulting from the investment of additional equity capital raised and borrowings under the Credit Facilities and (ii) acceleration of the accretion of original issuance discounts primarily resulting from principal repayments on certain portfolio investments. We believe further increases in investment income in future periods may arise due to (i) a growing base of portfolio company investments and (ii) investments being held for the entire period relative to incremental net investment activity during each quarter. For information on the Credit Facilities, see Note 5 - Borrowings to our condensed consolidated financial statements included elsewhere in this Report.

For the six months ended June 30, 2017 and 2016, we recognized $1.7 million and $680,000, respectively, of fee income received from our portfolio companies or other third parties, which accounted for approximately 3.3% and 1.6%, respectively, of our total investment income during such period.  Such fee income is transaction based, and typically consists of prepayment fees, structuring fees, amendment and consent fees and other non-recurring fees. As such, future fee income is generally dependent on new direct origination investments and the occurrence of prepayments and other events at existing portfolio companies resulting in such fees.

For the six months ended June 30, 2017 and 2016, expenses, net of incentive fee and administrative services expense waivers, were approximately $20.7 million and $18.2 million, respectively. The increase in expenses is primarily due to (i) an increase in base management fees and incentive fees (net of fee waivers) of $1.3 million, (ii) an increase in interest expense of $1.0 million and (iii) an increase in the amortization of offering costs of $0.7 million. Base management fees and incentive fees (net of fee waivers) increased primarily due to an increase in our average gross assets. Interest expense increased primarily due to an increase in our average borrowings during the period and an increase in our cost of borrowing on the Credit Facilities. Average borrowings were $405.3 million for the six months ended June 30, 2017 compared to $394.0 million for the six months ended June 30, 2016. As of June 30, 2017 and 2016, the annualized interest rate on borrowings was 3.9% and 3.3%, respectively.

For the six months ended June 30, 2017, the net increase in net assets resulting from operations (gross of stockholder distributions declared) was approximately $30.7 million. The increase was attributable to net investment income of approximately $30.2 million and net realized gains of approximately $2.6 million, offset by unrealized depreciation on investments of approximately $2.1 million. The realized gains were primarily the result of the exit of one Private Loan equity investment.

For the six months ended June 30, 2016, the net increase in net assets resulting from operations (gross of stockholder distributions declared) was approximately $15.4 million. The increase was attributable to net investment income of approximately $24.3 million and unrealized appreciation on investments of approximately $1.2 million, offset by realized losses of approximately $10.0 million.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Overview

As of June 30, 2017, we had approximately $32.9 million in cash and cash equivalents, which we held in various custodial accounts. In addition, as of June 30, 2017, we had $78.0 million in capacity available under the Credit Facilities. To seek to enhance our returns, we intend to continue to employ leverage as market conditions permit and at the discretion of our Adviser, but in no event will leverage employed exceed 50% of the value of our assets, as required by the 1940 Act. See “Liquidity and Cash Flows -Financing Arrangements.”

As of June 30, 2017, we had 28 senior secured loan investments and three equity investments with aggregate unfunded commitments of $43.9 million. We believe that we maintain sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise.

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

Liquidity and Capital Resources

Cash Flows

For the six months ended June 30, 2017, we experienced a net increase in cash and cash equivalents of approximately $9.2 million. During that period, approximately $5.1 million of cash was used in our operating activities, which principally consisted of the purchase of new portfolio investments of $307.0 million and accretion of unearned income of $7.9 million, offset by principal repayments from and sales of investments in portfolio companies of $280.0 million and a net increase in net assets resulting from operations of approximately $30.7 million. During the six months ended June 30, 2017, approximately $14.3 million was provided by financing activities, which principally consisted of $31.5 million in net stock offering proceeds received and a net $4.0 million increase in borrowings under the Credit Facilities, offset by $12.7 million in cash distributions paid to stockholders and $7.9 million in cash used for the redemption of our common stock.

For the six months ended June 30, 2016, we experienced a net decrease in cash and cash equivalents of approximately $6.1 million. During that period, approximately $53.8 million of cash was used in our operating activities, which principally consisted of the purchase of new portfolio investments of $181.9 million, offset by principal repayments from and sales of investments in portfolio companies of $107.9 million and a net increase in net assets resulting from operations of approximately $15.4 million. During the six months ended June 30, 2016, approximately $47.7 million was provided by financing activities, which principally consisted of $38.3 million in net stock offering proceeds received and a net $27.0 million increase in borrowings under the Credit Facilities, offset by $10.6 million in cash distributions paid to stockholders and $6.5 million in cash distributions used for the redemption of our common stock.

Continuous Public Offering

During the six months ended June 30, 2017, we raised proceeds of $48.6 million from the Offering, including proceeds from the distribution reinvestment plan, and incurred $2.9 million for selling commissions and Dealer Manager fees. We also incurred an obligation for $728,000 of costs related to the Offering.

During the six months ended June 30, 2016, we raised proceeds of $54.8 million from the Offering, including proceeds from the distribution reinvestment plan, and incurred $3.9 million for selling commissions and Dealer Manager fees. We also incurred an obligation for $821,000 of costs related to the Offering.

Distributions

The following table reflects the cash distributions per share that we have declared on our common stock during the six months ended June 30, 2017 and 2016 (dollars in thousands except per share amounts).

	Distributions
	Per Share	Amount
2017
Three months ended June 30, 2017	$0.18	$13,438
Three months ended March 31, 2017	$0.17	$12,922
2016
Three months ended June 30, 2016	$0.18	$11,650
Three months ended March 31, 2016	$0.17	$11,037

On June 20, 2017, with the authorization of our board of directors, we declared distributions to our stockholders for the period of July 2017 through September 2017. These distributions have been, or will be, calculated based on stockholders of record each day from July 1, 2017 through September 30, 2017 in an amount equal to $0.00191781 per share, per day. Distributions are paid on the first business day following the completion of each month to which they relate.

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
The determination of the tax attributes of our distributions is made annually at the end of our taxable year, based upon our taxable income for the full taxable year and distributions paid for the full taxable year. Therefore, a determination made on an interim basis may not be representative of the actual tax attributes of distributions for a full year, The actual tax characteristics of distributions to stockholders will be reported to the Internal Revenue Service and stockholders subject to information reporting after the close of each calendar year on Form 1099-DIV.

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

In order to satisfy the Code’s requirements applicable to entities subject to tax as RICs, we are required to distribute substantially all of our taxable income to our stockholders on an annual basis. However, we may elect to spill over certain excess undistributed taxable income from one taxable year into the next taxable year, which may require us to incur a 4% nondeductible U.S. federal excise tax on such excess undistributed taxable income. In order to avoid the imposition of the 4% nondeductible excise tax, we need to distribute, in respect of each calendar year dividends for U.S. federal income tax purposes of an amount at least equal to the sum of (1) 98.0% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gain in excess of capital loss, or capital gain net income, adjusted for certain ordinary losses, generally for the one-year period ending on October 31st of such calendar year (or, if we so elect, for the calendar year) and (3) any net ordinary income and capital gain net income for the preceding calendar years that was not distributed during such calendar years and on which we incurred no U.S. federal income tax.

Financing Arrangements

We anticipate that we will continue to fund our investment activities through existing cash, capital raised from our stock offerings, and borrowings on the Credit Facilities. Our primary uses of funds in both the short-term and long-term are expected to be investments in portfolio companies, operating expenses and cash distributions to holders of our common stock.

As of June 30, 2017, we had $95.0 million outstanding and $0.0 million available under our EverBank Credit Facility, and $322.0 million outstanding and $78.0 million available under the Deutsche Bank Credit Facility, both of which we estimated approximated fair value. Availability under the Credit Facilities is subject to certain limitations and the asset coverage restrictions under the 1940 Act. For further information on our Credit Facilities, including key terms and financial covenants, refer to Note 5 - Borrowings to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016 as well as Note 5 - Borrowings to the condensed consolidated financial statements included elsewhere in this Report.

As a BDC, we generally are required to meet a coverage ratio of total assets to total senior securities, which include borrowings and any preferred stock we may issue in the future, of at least 200%. As of June 30, 2017, our asset coverage ratio under BDC regulations was 239% when including unfunded commitments as a senior security. As of December 31, 2016, our asset coverage ratio under BDC regulations was 245% when including unfunded commitments as a senior security. As of June 30, 2017, considering these limitations, we had the ability to draw upon the entire $78.0 million of remaining capacity in the Credit Facilities.

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

 Contractual Obligations

As of June 30, 2017, we had $417.0 million in borrowings outstanding under the Credit Facilities. Our EverBank Credit Facility will mature March 6, 2020, with two one-year extension options, subject to lender approval, and the Deutsche Bank Credit Facility will mature on June 16, 2020. See Note 5 - Borrowings to the financial statements included elsewhere in this Report for a description of the Credit Facilities.

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings at June 30, 2017 is as follows:

	Payments Due By Period (dollars in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
EverBank Credit Facility(1)	$95,000	$—	$95,000	$—	$—
Deutsche Bank Credit Facility(2)	322,000	—	322,000	—	—
Total Credit Facilities	$417,000	$—	$417,000	$—	$—

(1)
At June 30, 2017, $0.0 million remained available under our EverBank Credit Facility; however, our borrowing capacity is limited to the asset coverage ratio restrictions imposed by the 1940 Act, as discussed above.

(2)
At June 30, 2017, $78.0 million remained available under the Deutsche Bank Credit Facility; however, our borrowing ability is limited to the asset coverage ratio restrictions imposed by the 1940 Act, as discussed above.

Off-Balance Sheet Arrangements

At June 30, 2017, we had a total of approximately $43.9 million in outstanding commitments comprised of (i) 28 commitments to fund revolving loans that had not been fully drawn or term loans that had not been funded and (ii) three capital commitments that had not been fully called. We recognized unrealized appreciation of approximately $170,000 on our outstanding unfunded loan commitments and no unrealized appreciation or depreciation on our outstanding unfunded capital commitments during the six months ended June 30, 2017. We reasonably believe that we have sufficient assets to adequately cover and allow us to satisfy our outstanding unfunded commitments. At December 31, 2016, we had a total of approximately $42.7 million in outstanding commitments comprised of (i) 22 commitments to fund revolving loans that had not been fully drawn or term loans that had not been funded and (ii) three capital commitments that had not been fully called. We recognized unrealized depreciation of approximately $266,000 on our outstanding unfunded loan commitments and unrealized appreciation of approximately $14,000 on our outstanding unfunded capital commitments during the year ended December 31, 2016.

	Commitments and Contingencies
	(dollars in thousands)
	June 30, 2017	December 31, 2016
Unfunded Loan Commitments
Adams Publishing Group, LLC	$2,216	$—
Apex Linen Services, Inc.	403	397
Arcus Hunting, LLC	795	2,136
BarFly Ventures, LLC	306	881
BigName Holdings, LLC	120	—
Boccella Precast Products, LLC	500	—
Buca C, LLC	—	1,548
CapFusion Holding, LLC	400	394
CDHA Management, LLC	3,373	3,259
Charps, LLC	1,000	—
Clad-Rex Steel, LLC	100	—
CST Industries, Inc.	1,084	—
Datacom, LLC	80	1,302
Gamber-Johnson Holdings, LLC	300	300
Guerdon Modular Holdings, Inc.	400	400
Hawk Ridge Systems, LLC	400	400
Hojeij Branded Foods, Inc.	1,501	2,000
Hostway Corporation	67	—
HW Temps LLC	200	50
Jackmont Hospitality, Inc.	—	1,200
LaMi Products, LLC	1,029	1,729
Meisler Operating, LLC	400	—
Minute Key, Inc.	2,200	197
Mystic Logistics, Inc.	200	194
NNE Issuer, LLC	8,458	—
NuStep, LLC	300	—

	Commitments and Contingencies
	(dollars in thousands)
	June 30, 2017	December 31, 2016
Pardus Oil & Gas, LLC	$357	$357
Permian Holdco 2	290	290
PPC/Shift, LLC	500	500
Strike, LLC	2,000	2,475
Unirush LLC	—	980
Volusion, LLC	—	2,955
Unfunded Capital Commitments
Brightwood Capital Fund III, LP	1,000	1,000
Brightwood Capital Fund IV, LP	9,000	10,000
Freeport First Lien Loan Fund III, LP	4,941	7,737
Total	$43,920	$42,681

Recent Developments and Subsequent Events

From July 1, 2017 through August 11, 2017, we raised approximately $8.1 million in the Offering. During this period, we funded approximately $76.0 million in investments and received proceeds from repayments and dispositions of approximately $45.5 million.

On July 26, 2017, we, our Adviser and our Sub-Adviser entered into a conditional income incentive fee agreement (the “Second Quarter 2017 Fee Waiver Agreement”), pursuant to which, for a period from April 1, 2017 through June 30, 2017, the Advisers could waive the “subordinated incentive fee on income,” as such term is defined in the Investment Advisory Agreement, upon the occurrence of any event that, in the Advisers’ sole discretion, causes such waiver to be deemed necessary. The Second Quarter 2017 Fee Waiver Agreement may require us to repay the Advisers for previously waived Expense Support Payments or waived base management fees or incentive fees under certain circumstances. The previously waived fees are potentially subject to repayment by us, if at all, within a period not to exceed three years from the date of each respective fee waiver.

On August 4, 2017, we filed a tender offer statement on Schedule TO with the SEC, to commence an offer by us to purchase, as approved by our board of directors, 1,757,075.81 shares of our issued and outstanding common stock, par value $0.001 per share. The offer is for cash at a purchase price equal to the NAV per share to be determined within 48 hours of the repurchase date.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, in particular changes in interest rates. Changes in interest rates may affect our interest income from portfolio investments, the fair value of our fixed income investments, and our cost of funding.

Our interest income will be affected by changes in various interest rates, including LIBOR and prime rates, to the extent any of our debt investments include floating interest rates. We generally invest in floating rate debt instruments, meaning that the interest rate payable on such instrument resets periodically based upon changes in a specified interest rate index, typically the one-month or three-month LIBOR. As of June 30, 2017, approximately 84.3% of our LMM, Private Loan, and Middle Market portfolio debt investments (based on cost) contained floating interest rates. At June 30, 2017, the one-month LIBOR was approximately 1.23% and the three-month LIBOR was approximately 1.30%. However, many of our investments provide that the specified interest rate index on such instruments will never fall below a level, or floor, generally between 100 and 150 basis points regardless of the level of the specified index rate, which minimizes the negative impact to our interest income that would result from a decline in index rates.

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

The following table shows the approximate annualized increase or decrease (dollars in thousands) in the components of net investment income due to hypothetical interest rate index changes, assuming no changes in our investments and borrowings as of June 30, 2017.

Change in interest rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 25 basis points	$(1,049)	$(1,043)	$(6)
Up 50 basis points	4,109	2,085	2,024
Up 100 basis points	8,225	4,170	4,055
Up 200 basis points	16,484	8,340	8,144
Up 300 basis points	24,743	12,510	12,233

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

If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. As of June 30, 2017, we had not entered into any interest rate hedging arrangements.

Item 4.    Controls and Procedures.

In accordance with the Exchange Act, Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2017, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act), during the six months ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Repurchases of our common stock pursuant to our tender offer are as follows:

Period	Total Number of Shares Purchased	Average Price per Share	Cumulative Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)

April 1, 2017 through April 30, 2017	—	$—	—	—
May 1, 2017 through May 31, 2017	—	$—	—	—
June 1, 2017 through June 30, 2017	346,307	$8.20	346,307	—

Item 3.    Defaults upon Senior Securities.

None.

Item 4.    Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

Not applicable.

Item 6.    Exhibits.

Exhibit No.	Description
10.1
HMS-ORIX SLF LLC Limited Liability Company Agreement, dated as of April 4, 2017, by and between HMS Income Fund, Inc. and ORIX Funds Corp. (Filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on April 10, 2017 (File No. 814-00939) and incorporated herein by reference).

10.2
First Quarter 2017 Conditional Income Incentive Fee Waiver Agreement, dated as of April 24, 2017, by and among the Registrant, HMS Adviser LP and MSC Adviser I, LLC (Filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on April 27, 2017 (File No. 814-00939) and incorporated herein by reference).

10.3
Fourth Amendment to the Amended and Restated Loan Financing and Servicing Agreement, dated as of June 30, 2017, by and among HMS Funding I LLC, as borrower, HMS Income Fund, Inc., as equityholder and servicer, the financial institutions party thereto as lenders, Deutsche Bank AG, New York Branch, as administrative agent, and U.S. Bank National Association, as collateral agent (Filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on July 5, 2017 (File No. 814-00939) and incorporated herein by reference).

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

HMS INCOME FUND, INC.

Date:	August 14, 2017	By:	/s/ SHERRI W. SCHUGART
Sherri W. Schugart
Chairman, Chief Executive Officer and President

Date:	August 14, 2017	By:	/s/ RYAN T. SIMS
Ryan T. Sims
Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit No.	Description
10.1
HMS-ORIX SLF LLC Limited Liability Company Agreement, dated as of April 4, 2017, by and between HMS Income Fund, Inc. and ORIX Funds Corp. (Filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on April 10, 2017 (File No. 814-00939) and incorporated herein by reference).

10.2
First Quarter 2017 Conditional Income Incentive Fee Waiver Agreement, dated as of April 24, 2017, by and among the Registrant, HMS Adviser LP and MSC Adviser I, LLC (Filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on April 27, 2017 (File No. 814-00939) and incorporated herein by reference).

10.3
Fourth Amendment to the Amended and Restated Loan Financing and Servicing Agreement, dated as of June 30, 2017, by and among HMS Funding I LLC, as borrower, HMS Income Fund, Inc., as equityholder and servicer, the financial institutions party thereto as lenders, Deutsche Bank AG, New York Branch, as administrative agent, and U.S. Bank National Association, as collateral agent (Filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on July 5, 2017 (File No. 814-00939) and incorporated herein by reference).

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