Form 10-Q
period 2017-09-30
HMS INCOME FUND, INC.
filed 2017-11-14
CIK 1535778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________
 FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

The issuer had 80,334,279 shares of common stock outstanding as of November 10, 2017.

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

PART I — FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

HMS Income Fund, Inc.
Condensed Consolidated Balance Sheets
(dollars in thousands, except share and per share amounts)

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Portfolio investments at fair value:
Non-Control/Non-Affiliate investments (amortized cost: $996,358 and $935,741 as of September 30, 2017 and December 31, 2016, respectively)	$967,475	$916,393
Affiliate investments (amortized cost: $69,734 and $53,771 as of September 30, 2017 and December 31, 2016, respectively)	74,104	56,312
Control investments (amortized cost: $44,794 and $12,883 as of September 30, 2017 and December 31, 2016, respectively)	49,127	16,542
Total portfolio investments (amortized cost: $1,110,886 and $1,002,395 as of September 30, 2017 and December 31, 2016, respectively)	1,090,706	989,247

Cash and cash equivalents	39,709	23,719
Interest receivable	9,652	7,204
Receivable for securities sold	12,835	7,610
Prepaid and other assets	1,698	1,268
Deferred offering costs (net of accumulated amortization of $0 and $9,919 as of September 30, 2017 and December 31, 2016, respectively)	—	680
Deferred financing costs (net of accumulated amortization of $2,551 and $2,862 as of September 30, 2017 and December 31, 2016, respectively)	3,488	3,840
Total assets	$1,158,088	$1,033,568

LIABILITIES
Accounts payable and other liabilities	$1,608	$1,164
Payable for unsettled trades	152	932
Stockholder distributions payable	4,565	4,354
Base management fees payable	5,682	5,054
Due to affiliates	306	184
Directors’ fees payable	24	12
Payable for securities purchased	9,806	11,035
Notes payable	490,000	413,000
Total liabilities	512,143	435,735

Commitments and Contingencies (Note 12)

NET ASSETS
Common stock, $.001 par value; 150,000,000 shares authorized, 79,204,960 and 73,382,971 issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	79	73
Additional paid-in capital	682,790	633,855
Accumulated distributions in excess of net investment income	(16,266)	(22,602)
Net unrealized depreciation	(20,658)	(13,493)
Total net assets	645,945	597,833

Total liabilities and net assets	$1,158,088	$1,033,568

Net asset value per share	$8.16	$8.15

See notes to the condensed consolidated financial statements.

HMS Income Fund, Inc.
Condensed Consolidated Statements of Operations
(dollars in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
INVESTMENT INCOME:
From non-control/non-affiliate investments:
Interest income	$22,752	$20,055	$67,852	$59,731
Fee income	145	134	1,682	641
Dividend income	188	250	572	436
From affiliate investments:
Interest income	1,307	1,085	3,408	2,080
Fee income	53	37	156	170
Dividend income	582	406	1,563	939
From control investments:
Interest income	164	177	502	567
Fee income	15	20	56	60
Dividend income	125	70	452	70
Total interest, fee and dividend income	25,331	22,234	76,243	64,694
EXPENSES:
Interest expense	5,004	3,905	13,342	11,219
Base management and incentive fees	5,648	4,905	18,419	14,585
Administrative services expenses	694	529	2,228	1,636
Offering costs	881	290	1,679	422
Professional fees	141	162	465	833
Insurance	47	48	143	143
Other general and administrative	509	387	1,128	1,112
Expenses before fee and expense waivers	12,924	10,226	37,404	29,950
Waiver of incentive fees	—	—	(2,318)	(493)
Waiver of administrative services expenses	(694)	(529)	(2,228)	(1,636)
Total expenses, net of fee and expense waivers	12,230	9,697	32,858	27,821
Net investment income before taxes	13,101	12,537	43,385	36,873
Income tax expense (benefit), including excise tax	61	19	139	67
NET INVESTMENT INCOME	13,040	12,518	43,246	36,806
NET REALIZED GAIN (LOSS) FROM INVESTMENTS
Non-Control/Non-Affiliate investments	(227)	(1,949)	2,408	(11,964)
Affiliate investments	951	—	951	—
Control investments	—	—	—	—
Total realized gain (loss) from investments	724	(1,949)	3,359	(11,964)
NET REALIZED INCOME	13,764	10,569	46,605	24,842
NET UNREALIZED APPRECIATION (DEPRECIATION)
Non-Control/Non-Affiliate investments	(5,533)	11,891	(9,663)	11,187
Affiliate investments	(48)	(108)	1,824	438
Control investments	531	(7)	674	1,304
Total net unrealized appreciation (depreciation)	(5,050)	11,776	(7,165)	12,929
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$8,714	$22,345	$39,440	$37,771
PER SHARE INFORMATION - BASIC AND DILUTED
NET INVESTMENT INCOME PER SHARE	$0.16	$0.18	$0.56	$0.55
NET REALIZED INCOME PER SHARE	$0.18	$0.15	$0.61	$0.37
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE (EARNINGS PER SHARE)	$0.11	$0.32	$0.51	$0.57
DISTRIBUTIONS DECLARED PER SHARE	$0.17	$0.17	$0.52	$0.52
WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	78,807,225	69,729,799	76,899,096	66,576,489
See notes to the condensed consolidated financial statements.

HMS Income Fund, Inc.
Condensed Consolidated Statements of Changes in Net Assets
(dollars in thousands, except number of shares)
(Unaudited)

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Change in Net Assets from Operations:
Net investment income	$43,246	$36,806
Net realized gain (loss) on investments	3,359	(11,964)
Net unrealized appreciation (depreciation)	(7,165)	12,929
Net increase in net assets resulting from operations	39,440	37,771

Change in Net Assets from Stockholders’ Distributions:
Distributions from net investment income	(36,911)	(34,994)
Distributions from net realized gain on investments	(3,359)	—
Net decrease in net assets resulting from stockholders’ distributions	(40,270)	(34,994)

Change in Net Assets from Capital Share Transactions:
Issuance of common stock, net of issuance costs	42,366	57,705
Reinvestment of stockholder distributions	20,594	18,263
Repurchase of common stock	(14,018)	(8,423)
Net increase in net assets resulting from capital share transactions	48,942	67,545

Total Increase in Net Assets	48,112	70,322
Net Assets at beginning of the period	597,833	491,652
Net Assets at end of the period	$645,945	$561,974

NAV per share at end of the period	$8.16	$7.92

Common shares outstanding, beginning of the period	73,382,971	62,382,044
Issuance of common shares	5,063,398	7,328,503
Issuance of common shares pursuant to distribution reinvestment plan	2,466,862	2,311,510
Repurchase of common shares	(1,708,271)	(1,079,994)
Common shares outstanding, end of the period	79,204,960	70,942,063

See notes to the condensed consolidated financial statements.

HMS Income Fund, Inc.
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)
(Unaudited)

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$39,440	$37,771
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Principal repayments received and proceeds from sales of investments in portfolio companies	370,941	222,423
Investments in portfolio companies	(470,875)	(275,098)
Net unrealized (appreciation) depreciation of portfolio investments	7,165	(12,929)
Net realized (gain) loss on sale of portfolio investments	(3,359)	11,964
Amortization of deferred financing costs	1,013	1,115
Amortization of deferred offering costs	1,679	422
Accretion of unearned income	(10,793)	(7,778)
Net payment-in-kind interest accrual	(897)	(255)
Changes in other assets and liabilities:
Interest receivable	(2,448)	873
Prepaid and other assets	(390)	(9)
Base management fees payable	628	(149)
Due to affiliates	(83)	491
Directors’ fees payable	12	15
Accounts payable and other liabilities	285	166
Payable for unsettled trades	(780)	709
Net cash used in operating activities	(68,462)	(20,269)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	46,041	63,447
Redemption of common shares	(14,018)	(8,423)
Payment of selling commissions and dealer manager fees	(3,511)	(5,687)
Payment of offering costs	(959)	(1,226)
Payment of stockholder distributions	(19,465)	(16,375)
Repayments on notes payable	(339,000)	(255,000)
Proceeds from notes payable	416,000	260,000
Payment of deferred financing costs	(636)	(428)
Net cash provided by financing activities	84,452	36,308

Net increase in cash and cash equivalents	15,990	16,039

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	23,719	24,001

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$39,709	$40,040

See notes to the condensed consolidated financial statements.

HMS Income Fund, Inc. Condensed Consolidated Schedule of Investments
As of September 30, 2017
(dollars in thousands) (Unaudited)
Portfolio Company (1) (3)	Business Description	Type of Investment (2) (3)	Index Rate (22)	Principal (7)	Cost (7)	Fair Value (27)

Control Investments (6)
Copper Trail Energy Fund I, LP (9)(15)(16)	Investment Partnership	LP Interests (Copper Trail Energy Fund I, LP) (Fully diluted 30.1%)	—	$—	$2,500	$2,500
GRT Rubber Technologies, LLC (8) (10) (13)	Engineered Rubber Product Manufacturer	LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.24%, Secured Debt (Maturity - December 19, 2019)	1 month LIBOR	5,925	5,859	5,925
		Member Units (2,896 shares)	—	—	6,435	10,186
					12,294	16,111
HMS-ORIX SLF LLC (9) (15) (23)	Investment Partnership	Membership Interests (Fully diluted 60.00%) (16)	—	—	30,000	30,516

Subtotal Control Investments (6) (5% of total investments at fair value)					$44,794	$49,127
Affiliate Investments (4)
AFG Capital Group, LLC (10) (13)	Provider of Rent-to-Own Financing Solutions and Services	Member Units (46 shares) (16)	—	$—	$300	$782
		Warrants (10 equivalent shares, Expiration - November 7, 2024)	—	—	65	187
					365	969
Charps, LLC (10) (13)	Pipeline Maintenance and Construction	12.00% Secured Debt (Maturity - January 31, 2022)	None	4,600	4,492	4,495
		Preferred Member Units (400 units)	—	—	100	100
					4,592	4,595
Clad-Rex Steel, LLC (10) (13)	Specialty Manufacturer of Vinyl-Clad Metal	LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 10.74%, Secured Debt (Maturity - December 20, 2021) (8)	1 month LIBOR	3,420	3,360	3,420
		Member Units (179 units) (16)	—	—	1,820	2,130
		10.00% Secured Debt (Clad-Rex Steel RE Investor, LLC) (Maturity - December 19, 2036)	None	297	293	294
		Member Units (Clad-Rex Steel RE Investor, LLC) (200 units)	—	—	53	53
					5,526	5,897
Freeport First Lien Loan Fund III, LP (9) (15)	Investment Partnership	LP Interests (Freeport First Lien Loan Fund III, LP) (Fully diluted 5.60%) (16)	—	—	7,559	7,507
Gamber-Johnson Holdings, LLC (8) (10) (13)	Manufacturer of Ruggedized Computer Mounting Systems	LIBOR Plus 11.00% (Floor 1.00%), Current Coupon 12.23%, Secured Debt (Maturity - June 24, 2021)	1 month LIBOR	5,920	5,816	5,920
		Member Units (2,155 units) (16)	—	—	3,711	5,740
					9,527	11,660
Guerdon Modular Holdings, Inc. (10) (13)	Multi-Family and Commercial Modular Construction Company	13.00% Secured Debt (Maturity - August 13, 2019)	None	2,677	2,640	2,658
		Common Stock (53,008 shares)	—	—	746	—
		Class B Preferred Stock (101,250 shares)	—	—	285	237
					3,671	2,895
Gulf Publishing Investor, LLC (10) (13)	Energy Focused Media and Publishing	12.50% Secured Debt (Maturity - April 29, 2021)	None	3,200	3,148	3,148
		LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 10.74%, Secured Debt (Maturity - April 29, 2021) (8)	3 month LIBOR	20	20	20
		Member Units (781 shares)	—	—	920	1,082
					4,088	4,250
Harris Preston & Partners Capital Funds (15)(16)	Investment Partnership	LP Interests (HPEP 3, LP) (Fully diluted 9.60%) (9)	—	—	943	943
		LP Interests (2717 MH, LP)(Fully diluted 7.00%)	—	—	400	400
					1,343	1,343

Hawk Ridge Systems, LLC (9) (10) (13)	Value-Added Reseller of Engineering Design and Manufacturing Solutions	10.00% Secured Debt (Maturity - December 2, 2021)	None	$2,375	$2,334	$2,334
		Preferred Member Units (56 units)(16)	—	—	713	808
		Preferred Member Units (HRS Services, ULC) (56 units)(16)	—	—	38	43
					3,085	3,185
HW Temps LLC (8) (10) (13)	Temporary Staffing Solutions	LIBOR Plus 13.00% (Floor 1.00%), Current Coupon 14.24%, Secured Debt (Maturity - July 2, 2020)	1 month LIBOR	2,494	2,451	2,451
		Preferred Member Units (800 shares) (16)	—	—	986	985
					3,437	3,436
Market Force Information, Inc. (8)(10)(13)	Provider of Customer Experience Management Services	LIBOR Plus 11.00% (Floor 1.00%), Current Coupon 12.32%, Secured Debt (Maturity - July 28, 2022)	3 month LIBOR	5,880	5,766	5,766
		LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.32%, Secured Debt (Maturity - July 28, 2022)	1 month LIBOR	128	128	128
		Member Units (170,000 units)	—	—	3,675	3,675
					9,569	9,569
M.H. Corbin, Inc. (10) (13)	Manufacturer and Distributor of Traffic Safety Products	10.00% Secured Debt (Maturity - August 31, 2020)	None	3,194	3,172	3,172
		Preferred Member Units (1,000 shares)	—	—	1,500	1,500
					4,672	4,672
Mystic Logistics, Inc. (10) (13)	Logistics and Distribution Services Provider for Large Volume Mailers	12.00% Secured Debt (Maturity - August 15, 2019)	None	1,942	1,910	1,942
		Common Stock (1,468 shares) (16)	—	—	680	1,648
					2,590	3,590
NuStep, LLC (10) (13)	Designer, Manufacturer and Distributor of Fitness Equipment	12.00% Secured Debt (Maturity - January 31, 2022)	None	5,150	5,041	5,042
		Preferred Member Units (102 units)	—	—	2,550	2,550
					7,591	7,592
SoftTouch Medical Holdings LLC (8) (10) (13)	Home Provider of Pediatric Durable Medical Equipment	LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.24%, Secured Debt (Maturity - October 31, 2019)	1 month LIBOR	1,260	1,249	1,260
		Member Units (785 units) (16)	—	—	870	1,684
					2,119	2,944

Subtotal Affiliate Investments (4) (7% of total investments at fair value)					$69,734	$74,104

Non-Control/Non-Affiliate Investments (5)
AAC Holding Corp. (8)	Substance Abuse Treatment Service Provider	LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 8.06%, Secured Debt (Maturity - June 30, 2023)	3 month LIBOR	$11,826	$11,538	$11,826
Adams Publishing Group, LLC (8) (11)	Local Newspaper Operator	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.33%, Secured Debt (Maturity - November 3, 2020)	3 month LIBOR	8,572	8,336	8,411
ADS Tactical, Inc. (8) (11)	Value-Added Logistics and Supply Chain Solutions Provider	LIBOR Plus 7.50% (Floor 0.75%), Current Coupon 8.83%, Secured Debt (Maturity - December 31, 2022)	3 month LIBOR	13,010	12,687	12,753
Aethon United BR, LP (8)(11)	Oil & Gas Exploration & Production	LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 7.98%, Secured Debt (Maturity - September 8, 2023) (14)	3 month LIBOR	3,438	3,386	3,386
Ahead, LLC (8) (11)	IT Infrastructure Value Added Reseller	LIBOR Plus 6.50%, Current Coupon 7.84%, Secured Debt (Maturity - November 2, 2020)	3 month LIBOR	9,125	8,937	9,122
Allflex Holdings III Inc. (8)	Manufacturer of Livestock Identification Products	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.31%, Secured Debt (Maturity - July 19, 2021) (14)	3 month LIBOR	14,640	14,730	14,744
American Scaffold Holdings, Inc. (8) (11)	Marine Scaffolding Service Provider	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.83%, Secured Debt (Maturity - March 31, 2022)	3 month LIBOR	7,125	7,037	7,089
American Teleconferencing Services, Ltd. (8)	Provider of Audio Conferencing and Video Collaboration Solutions	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.78%, Secured Debt (Maturity - December 8, 2021)	2 month LIBOR	$9,663	$8,858	$9,349
		LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 10.74%, Secured Debt (Maturity - June 6, 2022) (14)	1 month LIBOR	5,571	5,324	5,533
					14,182	14,882
Apex Linen Service, Inc. (10) (13)	Industrial Launderers	13.00% Secured Debt (Maturity - October 30, 2022)	None	3,604	3,550	3,550
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.24%, Secured Debt (Maturity - October 30, 2022) (8)	1 month LIBOR	600	600	600
					4,150	4,150
Arcus Hunting, LLC (8) (11)	Manufacturer of Bowhunting and Archery Products and Accessories	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.30%, Secured Debt (Maturity - November 13, 2019)	1 month LIBOR	6,521	6,439	6,521
		LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 7.84%, Secured Debt (Maturity - November 13, 2019)	1 month LIBOR	2,048	2,041	2,041
					8,480	8,562
ATI Investment Sub, Inc. (8)	Manufacturer of Solar Tracking Systems	LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.49%, Secured Debt (Maturity - June 22, 2021)	1 month LIBOR	7,614	7,462	7,595
ATX Networks Corp. (8) (9)	Provider of Radio Frequency Management Equipment	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.33%, Secured Debt (Maturity - June 11, 2021)	3 month LIBOR	14,588	14,390	14,442
BarFly Ventures, LLC (11)	Casual Restaurant Group	12.00% Secured Debt (Maturity - August 31, 2020)	None	2,905	2,860	2,905
		Warrants (.410 equivalent units, Expiration - August 31, 2025)	—	—	158	148
		Options (.731 equivalent units)	—	—	133	262
					3,151	3,315
BBB Tank Services, LLC (10) (13)	Maintenance, Repair and Construction Services to the Above-Ground Storage Tank Market	15.00% Secured Debt (Maturity - April 8, 2021)	None	1,007	992	999
		LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 10.74%, Secured Debt (Maturity - April 9, 2018) (8)	1 month LIBOR	200	200	200
		Member Units (200,000 units)	—	—	200	145
					1,392	1,344
Berry Aviation, Inc. (11)	Airline Charter Service Operator	12.00% Current / 1.75% PIK, Current Coupon 13.75%, Secured Debt (Maturity - January 30, 2020) (14)	None	1,407	1,393	1,407
		Common Stock (138 shares)	—	—	100	220
					1,493	1,627
BigName Commerce, LLC (8) (11)	Provider of Envelopes and Complimentary Stationery Products	LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.55%, Secured Debt (Maturity - May 11, 2022)	1 month LIBOR	2,503	2,474	2,474
Binswanger Enterprises, LLC (8) (11)	Glass Repair and Installation Service Provider	LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.33%, Secured Debt (Maturity - March 9, 2022)	3 month LIBOR	15,325	15,046	15,047
		Member Units (1,050,000 Class A units)	—	—	1,050	940
					16,096	15,987
Bluestem Brands, Inc. (8)	Multi-Channel Retailer of General Merchandise	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.77%, Secured Debt (Maturity - November 6, 2020)	3 month LIBOR	13,206	13,024	9,366
Boccella Precast Products, LLC (8)(10)(13)	Manufacturer of Precast Hollow Core Concrete	LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 11.34%, Secured Debt (Maturity - June 30, 2022)	1 month LIBOR	4,100	4,000	4,011
		Member Units (540,000 units)	—	—	540	540
					4,540	4,551

Brightwood Capital Fund Investments (9) (15)	Investment Partnership	LP Interests (Brightwood Capital Fund III, LP) (Fully diluted 0.52%) (16)	—	—	$4,075	$3,443
		LP Interests (Brightwood Capital Fund IV, LP) (Fully diluted 1.58%) (16)	—	—	1,037	1,037
					5,112	4,480
Brundage-Bone Concrete Pumping, Inc.	Construction Services Provider	10.38% Secured Debt (Maturity - September 1, 2021) (14)	None	12,000	12,076	12,360
Buca C, LLC (8) (10) (13)	Casual Restaurant Group	LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.33%, Secured Debt (Maturity - June 30, 2020)	1 month LIBOR	14,136	13,965	13,965
		Preferred Member Units (4 units, 6.00% cumulative) (16)	—	—	2,702	2,740
					16,667	16,705
CAI Software, LLC (10) (13)	Provider of Specialized Enterprise Resource Planning Software	12.00% Secured Debt (Maturity - October 10, 2019)	None	871	859	871
		Member Units (16,339 units) (16)	—	—	163	760
					1,022	1,631
CapFusion Holding, LLC (9) (10) (13) (18)	Business Lender	13.00% Secured Debt (Maturity - March 25, 2021) (18)	None	2,830	2,555	1,661
		Warrants (400 equivalent units, Expiration - March 24, 2026)	—	—	300	—
					2,855	1,661
CDHA Management, LLC (8) (11)	Dental Services	LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.68%, Secured Debt (Maturity - December 5, 2021)	6 month LIBOR	4,345	4,245	4,345
Cengage Learning, Inc. (8)	Provider of Educational Print and Digital Services	LIBOR Plus 4.25% (Floor 1.00%), Current Coupon 5.49%, Secured Debt (Maturity - June 7, 2023)	1 month LIBOR	9,794	9,259	9,056
Cenveo Corporation	Provider of Commercial Printing, Envelopes, Labels, Printed Office Products	6.00% Secured Debt (Maturity - August 1, 2019)	None	15,000	13,526	11,888
Charlotte Russe, Inc. (8)	Fast-Fashion Retailer to Young Women	LIBOR Plus 5.50% (Floor 1.25%), Current Coupon 6.82%, Secured Debt (Maturity - May 22, 2019)	3 month LIBOR	14,972	14,845	6,635
Clarius BIGS, LLC (11) (18)	Prints & Advertising Film Financing	15.00% PIK Secured Debt (Maturity - January 5, 2015) (18)	None	2,140	1,882	64
		20.00% PIK Secured Debt (Maturity - January 5, 2015) (18)	None	773	680	23
					2,562	87
Construction Supply Investments, LLC (9)(11)	Distribution Platform of Specialty Construction Materials to Professional Concrete and Masonry Contractors	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.23%, Secured Debt (Maturity - June 30, 2023)(8)	—	7,313	7,276	7,276
		Member units (20,000 units)	—	—	3,723	3,723
					10,999	10,999
ContextMedia Health, LLC (8)	Provider of Healthcare Media Content	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.75%, Secured Debt (Maturity - December 23, 2021)	1 month LIBOR	9,625	8,743	9,589
Covenant Surgical Partners, Inc.	Ambulatory Surgical Centers	8.75% Secured Debt (Maturity - August 1, 2019)	None	9,500	9,500	9,812
CST Industries, Inc. (8)	Storage Tank Manufacturer	Prime Plus 5.25% (Floor 2.50%), Current Coupon 9.50%, Secured Debt (Maturity - May 22, 2017)	PRIME	2,759	2,768	2,690
		Prime Plus 5.25% (Floor 2.50%), Current Coupon 4.10%, Secured Debt (Maturity - October 14, 2017)	PRIME	482	482	482
					3,250	3,172
CTVSH, PLLC (8)(11)	Emergency Care and Specialty Service Animal Hospital	LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.31%, Secured Debt (Maturity - August 3, 2022)	1 month LIBOR	3,000	2,942	2,942

Datacom, LLC (10) (13)	Technology and Telecommunications Provider	5.25% Current / 5.25% PIK, Current Coupon 10.50% Secured Debt (Maturity - May 30, 2019)	None	$1,348	$1,338	$1,263
		8.00% Secured Debt (Maturity - May 30, 2018)	None	150	150	150
		Class A Preferred Member Units (1,530 units, 15.00% cumulative) (16)	—	—	131	151
		Class B Preferred Member Units (717 units)	—	—	670	—
					2,289	1,564
Digital River, Inc. (8)	Provider of Outsourced e-Commerce Solutions and Services	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.82%, Secured Debt (Maturity - February 12, 2021)	3 month LIBOR	14,586	14,496	14,659
Digital Room, LLC (8)	Organic Lead Generation for Online Postsecondary Schools	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.24%, Secured Debt (Maturity - November 21, 2022)	1 month LIBOR	7,339	7,207	7,302
East West Copolymer & Rubber, LLC (10) (13) (18)	Manufacturer of Synthetic Rubbers	12.00% Secured Debt (Maturity - October 17, 2019) (18)	None	909	859	—
		Warrants (627,697 equivalent shares, Expiration - October 15, 2024)	—	—	13	—
					872	—
ECP-PF Holdings Groups, Inc. (8)(11)	Fitness Club Operator	LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.30%, Secured Debt (Maturity - November 26, 2019)	1 month LIBOR	1,875	1,866	1,875
Evergreen Skills Lux S.á r.l. (d/b/a Skillsoft) (8) (9)	Technology-Based Performance Support Solutions	LIBOR Plus 8.25% (Floor 1.00%), Current Coupon 9.49%, Secured Debt (Maturity - April 28, 2022) (14)	1 month LIBOR	10,901	10,492	8,971
Extreme Reach, Inc. (8)(12)	Integrated TV and Video Advertising Platform	LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.59%, Secured Debt (Maturity - February 7, 2020)	3 month LIBOR	8,849	8,834	8,845
Felix Investments Holdings II, LLC (8)(11)	Oil and Gas Exploration and Production	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.81%, Secured Debt (Maturity - August 9, 2022)	3 month LIBOR	3,333	3,264	3,264
Flavors Holdings, Inc. (8)	Global Provider of Flavoring and Sweetening Products and Solutions	LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 7.08%, Secured Debt (Maturity - April 3, 2020)	3 month LIBOR	12,592	11,979	11,994
GST Autoleather, Inc. (8)	Automotive Leather Manufacturer	Prime Plus 6.50% (Floor 2.00%), Current Coupon 10.75%, Secured Debt (Maturity - July 10, 2020)	PRIME	17,297	16,784	13,405
Guitar Center, Inc.	Musical Instruments Retailer	6.50% Secured Debt (Maturity - April 15, 2019)	None	15,015	14,395	13,626
Hojeij Branded Foods, LLC (8) (11)	Multi-Airport, Multi-Concept Restaurant Operator	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.31%, Secured Debt (Maturity - July 20, 2022)	3 month LIBOR	16,957	16,756	16,957
Hoover Group, Inc. (8) (9) (11)	Provider of Storage Tanks and Related Products to the Energy and Petrochemical Markets	LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.56%, Secured Debt (Maturity - January 28, 2021)	3 month LIBOR	14,886	14,011	13,695
Hunter Defense Technologies, Inc. (8)	Provider of Military and Commercial Shelters and Systems	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.31%, Secured Debt (Maturity - August 5, 2019)	3 month LIBOR	15,000	14,551	14,888
Hydrofarm Holdings, LLC (8) (11)	Wholesaler of Horticultural Products	LIBOR Plus 7.00%, Current Coupon 8.24%, Secured Debt (Maturity - May 12, 2022)	1 month LIBOR	6,708	6,582	6,582
iEnergizer Limited (8) (9)	Provider of Business Outsourcing Solutions	LIBOR Plus 6.00% (Floor 1.25%), Current Coupon 7.25%, Secured Debt (Maturity - May 1, 2019)	1 month LIBOR	11,209	10,898	11,181
Implus Footcare, LLC (8) (11)	Provider of Footwear and Other Accessories	LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 8.08%, Secured Debt (Maturity - April 30, 2021)	3 month LIBOR	14,529	14,326	14,326
Indivior Finance, LLC (8) (9)	Specialty Pharmaceutical Company Treating Opioid Dependence	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.32%, Secured Debt (Maturity - December 19, 2019)	3 month LIBOR	7,628	7,393	7,694
Industrial Services Acquisitions, LLC (11)	Industrial Cleaning Services	11.25% Current / 0.75% PIK, Current Coupon 12.00%, Unsecured Debt (Maturity - December 17, 2022) (17)	None	10,583	10,403	10,583
		Member units (Industrial Services Investments, LLC) (2,100,000 units)	—	—	2,100	1,890
					12,503	12,473
Inn of the Mountain Gods Resort and Casino	Hotel & Casino Owner & Operator	9.25% Secured Debt (Maturity - November 30, 2020)	None	10,749	10,610	9,674
Intertain Group Limited (8) (9)	Business-to-Consumer Online Gaming Operator	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.74%, Secured Debt (Maturity - April 8, 2022)	1 month LIBOR	$8,028	$7,891	$8,118
iPayment, Inc. (8)	Provider of Merchant Acquisition	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.31%, Secured Debt (Maturity - April 11, 2023)	3 month LIBOR	12,000	11,887	12,150
iQor US Inc. (8)	Business Process Outsourcing Services Provider	LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.30%, Secured Debt (Maturity - April 1, 2021)	3 month LIBOR	7,698	7,336	7,648
IronGate Energy Services, LLC (18)	Oil and Gas Services	11.00% Secured Debt (Maturity - July 1, 2018) (18)	None	5,825	5,827	2,039
Jackmont Hospitality, Inc. (8) (11)	Franchisee of Casual Dining Restaurants	LIBOR Plus 6.75% (Floor 1.00%)/ 2.50% PIK , Current Coupon 7.99%, Secured Debt (Maturity - May 26, 2021)	1 month LIBOR	8,780	8,755	8,780
Jacuzzi Brands Corp. (8)	Manufacturer of Bath and Spa Products	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.33%, Secured Debt (Maturity - June 28, 2023)	3 month LIBOR	5,963	5,845	5,933
Joerns Healthcare, LLC (8)	Manufacturer and Distributor of Health Care Equipment & Supplies	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.82%, Secured Debt (Maturity - May 9, 2020)	3 month LIBOR	11,119	10,931	10,429
Kellermeyer Bergensons Services, LLC (8)	Outsourced Janitorial Services to Retail/Grocery Customers	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.81%, Secured Debt (Maturity - April 29, 2022) (14)	3 month LIBOR	14,700	14,615	14,333
Keypoint Government Solutions, Inc. (8) (11)	Provider of Pre-Employment Screening Services	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.30%, Secured Debt (Maturity - April 18, 2024)	3 month LIBOR	12,188	12,072	12,072
LaMi Products, LLC (8) (11)	General Merchandise Distribution	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.82%, Secured Debt (Maturity -September 16, 2020)	3 month LIBOR	11,239	11,105	11,214
Larchmont Resources, LLC (8)	Oil & Gas Exploration & Production	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.22%, Secured Debt (Maturity - August 7, 2020)	3 month LIBOR	4,013	4,013	3,933
		Member units (Larchmont Intermediate Holdco, LLC) (4,806 units)	—	—	601	1,658
					4,614	5,591
Legendary Pictures Funding, LLC (8) (11)	Producer of TV, Film, and Comic Content	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.33%, Secured Debt (Maturity - April 22, 2020)	3 month LIBOR	8,020	7,928	7,920
LJ Host Merger Sub, Inc. (8)	Managed Services and Hosting Provider	LIBOR Plus 6.75% (Floor 1.25%), Current Coupon 8.08%, Secured Debt (Maturity - December 13, 2019)	3 month LIBOR	16,137	15,694	15,714
		LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 8.06%, Secured Debt (Maturity - December 13, 2018)	3 month LIBOR	2,433	2,339	2,293
					18,033	18,007
Logix Acquisition Company, LLC (8) (11)	Competitive Local Exchange Carrier	LIBOR Plus 8.29% (Floor 1.00%), Current Coupon 9.53%, Secured Debt (Maturity - June 24, 2021) (24)	1 month LIBOR	8,358	8,241	8,358
LSF9 Atlantis Holdings, LLC (8)	Provider of Wireless Telecommunications Carrier Services	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.24%, Secured Debt (Maturity - May 1, 2023)	1 month LIBOR	13,913	13,805	13,997
Lulu’s Fashion Lounge, LLC (8)(11)	Fast Fashion E-Commerce Retailer	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.24%, Secured Debt (Maturity - August 23, 2022)	1 month LIBOR	6,818	6,616	6,767
Meisler Operating, LLC (10) (13)	Provider of Short Term Trailer and Container Rental	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.80%, Secured Debt (Maturity - June 7, 2022) (8)	3 month LIBOR	4,200	4,091	4,100
		Member Units (Milton Meisler Holdings, LLC) (8,000 units)	—	—	800	800
					4,891	4,900
MHVC Acquisition Corp. (8)	Provider of Differentiated Information Solutions, Systems Engineering and Analytics	LIBOR Plus 5.25% (Floor 1.00%), Current Coupon 6.49%, Secured Debt (Maturity - April 29, 2024)	1 month LIBOR	10,474	10,424	10,592
Minute Key, Inc. (10) (13)	Operator of Automated Key Duplication Kiosk	12.00% Secured Debt (Maturity - September 19, 2019) (14)	None	4,146	4,079	4,146
		Warrants (359,352 equivalent units, Expiration - May 20, 2025)	—	—	70	263
					4,149	4,409
NBG Acquisition, Inc. (8)	Wholesaler of Home Decor Products	LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.91%, Secured Debt (Maturity - April 26, 2024)	6 month LIBOR	$4,430	$4,361	$4,408
New Media Holdings II LLC (8) (9)	Local Newspaper Operator	LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.49%, Secured Debt (Maturity - July 14, 2022)	1 month LIBOR	17,075	16,791	17,102
NNE Issuer, LLC (8) (11)	Oil & Gas Exploration & Production	LIBOR Plus 8.00%, Current Coupon 9.32%, Secured Debt (Maturity - March 2, 2022)	3 month LIBOR	10,500	10,407	10,407
North American Lifting Holdings, Inc. (8)	Crane Service Provider	LIBOR Plus 4.50% (Floor 1.00%), Current Coupon 5.83%, Secured Debt (Maturity - November 27, 2020)	3 month LIBOR	6,326	5,634	5,836
Novetta Solutions, LLC (8)(12)	Provider of Advanced Analytics Solutions for Defense Agencies	LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.34%, Secured Debt (Maturity - October 17, 2022)	3 month LIBOR	8,649	8,421	8,411
NTM Acquisition Corp. (8)	Provider of B2B Travel Information Content	LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.55%, Secured Debt (Maturity - June 7, 2022)	3 month LIBOR	11,052	10,935	10,997
Pardus Oil & Gas, LLC	Oil & Gas Exploration and Production	13.00% PIK, Secured Debt (Maturity - November 12, 2021)	None	1,053	1,053	693
		5.00% PIK, Secured Debt (Maturity - May 13, 2022) (14)	None	543	543	70
		Class A units (1,331 units)	—	—	1,331	—
					2,927	763
Paris Presents, Inc. (8)	Branded Cosmetic and Bath Accessories	LIBOR Plus 8.75% (Floor 1.00%), Current Coupon 9.99%, Secured Debt (Maturity - December 31, 2021) (14)	1 month LIBOR	10,000	9,894	9,900
Parq Holdings, LP (8) (9)	Hotel and Casino Operator	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.73%, Secured Debt (Maturity - December 17, 2020)	1 month LIBOR	12,500	12,337	12,469
Permian Holdco 2, Inc.	Storage Tank Manufacturer	14.00% PIK Unsecured Debt (Maturity - October 15, 2021) (17)	None	548	548	548
		Series A Preferred Shares (Permian Holdco 1, Inc.) (386,255 units) (12.00% Cumulative) (16)	—	—	2,109	2,109
		Common Shares (Permian Holdco 1, Inc.) (386,255 units)	—	—	—	—
					2,657	2,657
Permian Holdings, Inc.	Storage Tank Manufacturer	10.50% Secured Debt (Maturity - January 15, 2018)	None	1,000	760	290
Pernix Therapeutics Holdings, Inc. (11)	Pharmaceutical Royalty - Anti-Migraine	12.00% Secured Debt (Maturity - August 1, 2020)	None	2,737	2,716	1,725
PPC/Shift, LLC (8) (11)	Provider of Digital Solutions to Automotive Industry	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.33%, Secured Debt (Maturity - December 22, 2021)	3 month LIBOR	6,869	6,749	6,869
Prowler Acquisition Corporation (8)	Specialty Distributor to the Energy Sector	LIBOR Plus 4.50% (Floor 1.00%), Current Coupon 5.83%, Secured Debt (Maturity - January 28, 2020)	3 month LIBOR	12,445	11,101	11,076
PSC Industrial Holdings Corp. (8)	Diversified Industrial Service Provider	LIBOR Plus 4.75% (Floor 1.00%), Current Coupon 5.99%, Secured Debt (Maturity - December 5, 2020)	1 month LIBOR	5,596	5,275	5,587
Redbox Automated Retail, LLC (8)	Operator of Home Media Entertainment Kiosks	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.74%, Secured Debt (Maturity - September 27, 2021)	1 month LIBOR	10,500	10,176	10,605
Renaissance Learning, Inc. (8)	Technology-based K-12 Learning Solutions	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.33%, Secured Debt (Maturity - April 11, 2022) (14)	3 month LIBOR	12,695	12,344	12,854
Resolute Industrial, LLC (8) (11)	HVAC Equipment Rental and Remanufacturing	LIBOR Plus 6.40% (Floor 1.00%), Current Coupon 7.73%, Secured Debt (Maturity - July 26, 2022) (25)	3 month LIBOR	17,167	16,622	16,730
		Common Stock (601 units)	—	—	750	750
					17,372	17,480
RGL Reservoir Operations, Inc. (8) (9)	Oil & Gas Equipment & Services	LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.32%, Secured Debt (Maturity - August 13, 2021)	3 month LIBOR	3,880	3,808	698

RM Bidder, LLC (11)	Full-scale Film and Television Production and Distribution	Common Stock (1,854 units)	—	$—	$31	$17
		Series A Warrants (124,915 equivalent units, Expiration - October 20, 2025)	—	—	284	—
		Series B Warrants (93,686 equivalent units, Expiration - October 20, 2025)	—	—	—	—
					315	17
Salient Partners, LP (8)	Provider of Asset Management Services	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.80%, Secured Debt (Maturity - June 9, 2021)	3 month LIBOR	11,200	10,884	10,864
Sigma Electric Manufacturing Corp. (8) (9) (11)	Manufacturer and Distributor of Electrical Fittings and Parts	LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.58%, Secured Debt (Maturity - October 13, 2021)	3 Month LIBOR	12,437	12,176	12,437
Smart Modular Technologies, Inc. (8)(9)(11)	Provider of Specialty Memory Solutions	LIBOR Plus 6.25%, (Floor 1.00%), Current Coupon 7.56%, Secured Debt (Maturity - August 9, 2022)	3 month LIBOR	15,000	14,708	14,925
Sorenson Communications, Inc.	Manufacturer of Communication Products for Hearing Impaired	9.00% Secured Debt (Maturity - October 31, 2020) (14)	None	13,210	12,857	12,879
		LIBOR Plus 5.75% (Floor 2.25%), Current Coupon 8.00%, Secured Debt (Maturity - April 30, 2020)	3 month LIBOR	2,954	2,938	2,975
					15,795	15,854
Strike, LLC (8)	Pipeline Construction and Maintenance Services	LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity - November 30, 2022)	3 month LIBOR	9,625	9,363	9,769
		LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.45%, Secured Debt (Maturity - May 30, 2019)	3 month LIBOR	500	475	513
					9,838	10,282
Synagro Infrastructure Company, Inc. (8)	Waste Management Services	LIBOR Plus 5.25% (Floor 1.00%), Current Coupon 6.58%, Secured Debt (Maturity - August 22, 2020)	3 month LIBOR	5,384	5,250	5,142
TE Holdings, LLC	Oil & Gas Exploration & Production	Common Units (72,785 units)	—	—	728	218
Teleguam Holdings, LLC (8)	Cable and Telecom Services Provider	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.73%, Secured Debt (Maturity - July 25, 2024) (14)	1 month LIBOR	7,750	7,598	7,828
TMC Merger Sub Corp (8)	Refractory & Maintenance Services Provider	LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity - October 31, 2022) (26)	1 month LIBOR	14,734	14,602	14,808
TOMS Shoes, LLC (8)	Global Designer, Distributor, and Retailer of Casual Footwear	LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.82%, Secured Debt (Maturity - October 30, 2020)	3 month LIBOR	4,875	4,595	2,331
Turning Point Brands, Inc. (8) (9) (11)	Marketer/Distributor of Tobacco Products	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.32%, Secured Debt (Maturity - May 17, 2022) (25)	3 month LIBOR	8,458	8,381	8,436
TVG-I-E CMN Acquisition, LLC (8)(11)	Organic Lead Generation for Online Postsecondary Schools	LIBOR Plus 6.00%, (Floor 1.00%), Current Coupon 7.24%, Secured Debt (Maturity - November 3, 2021)	1 month LIBOR	6,338	6,229	6,338
U.S. Telepacific Corp. (8)	Provider of Communications and Managed Services	LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.32%, Secured Debt (Maturity - May 2, 2023)	3 month LIBOR	14,963	14,597	14,611
USJ-IMECO Holding Company, LLC (8)	Marine Interior Design and Installation	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.34%, Secured Debt (Maturity - April 16, 2020)	3 month LIBOR	8,264	8,243	8,202
Valley Healthcare Group, LLC (8) (10) (13)	Provider of Durable Medical Equipment	LIBOR Plus 12.50% (Floor 0.50%), Current Coupon 13.74%, Secured Debt (Maturity - December 29, 2020)	1 month LIBOR	2,962	2,918	2,918
		Preferred Member Units (Valley Healthcare Holding, LLC) (400 units)	—	—	400	400
					3,318	3,318
VIP Cinema Holdings, Inc. (8)	Supplier of Luxury Seating to the Cinema Industry	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.34%, Secured Debt (Maturity - March 1, 2023)	3 month LIBOR	9,750	9,705	9,854

Vistar Media, Inc. (8) (11)	Operator of Digital Out-of-Home Advertising Platform	LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 11.33%, Secured Debt (Maturity - February 16, 2022)	3 month LIBOR	$3,375	$3,086	$3,088
		Warrants (64,025 equivalent units, Expiration - February 17, 2027)	—	—	331	331
					3,417	3,419
Volusion, LLC (10) (13)	Provider of Online Software-as-a-Service eCommerce Solutions	11.50% Secured Debt (Maturity - January 24, 2020)	None	7,172	6,385	6,385
		Preferred Member Units (2,090,001 units)	—	—	6,000	6,000
		Warrants (784,866.80 equivalent units, Expiration - January 26, 2025)	—	—	1,104	960
					13,489	13,345
Wellnext, LLC (8) (11)	Manufacturer of Supplements and Vitamins	LIBOR Plus 7.50% (Floor 0.50%), Current Coupon 8.74%, Secured Debt (Maturity - July 21, 2022) (24)	1 month LIBOR	9,930	9,852	9,930
Wireless Vision Holdings, LLC (8)(11)	Provider of Wireless Telecommunications Carrier Services	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.83%, Secured Debt (Maturity - September 29, 2022) (24)	3 month LIBOR	6,711	6,369	6,369
Wirepath, LLC (8)	E-Commerce Provider Into Connected Home Market	LIBOR Plus 5.25% (Floor 1.00%), Current Coupon 6.56%, Secured Debt (Maturity - August 5, 2024)	3 month LIBOR	11,500	11,443	11,593

Subtotal Non-Control/Non-Affiliate Investments (5) (89% of total portfolio investments at fair value)					$996,358	$967,475

Total Portfolio Investments					$1,110,886	$1,090,706

Short Term Investments (20)
Fidelity Institutional Money Market Funds (21)	—	Prime Money Market Portfolio, Class III Shares	—	—	$21,316	$21,316
UMB Bank Money Market Account (21)	—	—			532	532
US Bank Money Market Account (21)	—	—	—	—	14,409	14,409

Total Short Term Investments					$36,257	$36,257
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
(9) The investment is not a qualifying asset in an eligible portfolio company under Section 55(a) of the 1940 Act. A business development company (“BDC”) may not acquire any asset other than qualifying assets in eligible portfolio companies unless, at the time the acquisition is made, qualifying assets represent at least 70% of the BDC’s total assets. As of September 30, 2017, approximately 15.6% of the Company’s total assets were considered non-qualifying.
(10) Investment is classified as a Lower Middle Market investment.
(11) Investment is classified as a Private Loan portfolio investment.
(12) Investment or portion of investment is under contract to purchase and met trade date accounting criteria as of September 30, 2017. Settlement occurred or is scheduled to occur after September 30, 2017.
(13) Investment serviced by Main Street Capital Corporation pursuant to servicing arrangements with the Company.
(14) Second lien secured debt investment.
(15) Investment is classified as an Other Portfolio investment.
(16) Income producing through dividends or distributions.
(17) Unsecured debt investment.
(18) Investment is on non-accrual status as of September 30, 2017.
(19) Maturity date is under on-going negotiations with the portfolio company and other lenders, if applicable.
(20) Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less.
(21) Effective yield as of September 30, 2017 was approximately 0.01%.
(22) The 1, 2, 3, and 6-month London Interbank Offered Rate (“LIBOR”) rates were 1.24%, 1.27%, 1.34% and 1.51%, respectively, as of September 30, 2017. The actual LIBOR rate for each loan listed may not be the applicable LIBOR rate as of September 30, 2017, as the loan may have been priced or repriced based on a LIBOR rate prior to or subsequent to September 30, 2017. The prime rate was 4.25% as of September 30, 2017.
(23) Transactions for the nine months ended September 30, 2017 with HMS-ORIX SLF LLC are as follows:

		Nine Months Ended September 30, 2017				Nine Months Ended September 30, 2017
Company	Fair Value at December 31, 2016	Contributions (Cost)	Redemptions (Cost)	Net Unrealized Gain (Loss)	Fair Value at September 30, 2017	Net Realized Gain (Loss)	Dividend Income
HMS-ORIX SLF LLC*	$—	$30,000	$—	$516	$30,516	$—	$—
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
(24) The Company has entered into an intercreditor agreement that entitles the Company to the "last out" tranche of the first lien secured loans, whereby the "first out" tranche receives priority over the "last out" tranche with respect to payments of principal, interest and any other amounts due thereunder. Therefore, the Company receives a higher interest rate than the contractual stated interest rate of LIBOR plus 7.50% (Floor 1.00%) per the credit agreement and the Condensed Consolidated Schedule of Investments above reflects such higher rate.
(25) As part of the credit agreement with the portfolio company, the Company is entitled to the "last out" tranche of the first lien secured loans, whereby the "first out" tranche receives priority over the "last out" tranche with respect to payments of principal, interest and any other amounts due thereunder. The rate the Company receives per the credit agreement is the same as the rate reflected in the Condensed Consolidated Schedule of Investments above.
(26) The Company has entered into an intercreditor agreement that entitles the Company to the "first out" tranche of the first lien secured loans, whereby the "first out" tranche receives priority over the "last out" tranche with respect to payments of principal, interest and any other amounts due thereunder. Therefore, the Company receives a lower interest rate than the contractual stated interest rate of LIBOR plus 6.64% (Floor 1.00%) per the credit agreement and the Condensed Consolidated Schedule of Investments above reflects such lower rate.
(27) The fair value of the investment was determined using significant unobservable inputs. See Note 3 - Fair Value Hierarchy for Investments.

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
(3) See Note 3 - Fair Value Hierarchy for Investments for summary geographic location of portfolio companies.
(4) Affiliate investments are defined by the 1940 Act, as investments in which between 5% and 25% of the voting securities are owned, or an investment in an investment company’s investment adviser, and the investments are not classified as Control investments.
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
(9) The investment is not a qualifying asset under the 1940 Act. A BDC may not acquire any asset other than qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of the BDC’s total assets. As of December 31, 2016, approximately 13.8% of the Company’s total assets were considered non-qualifying.
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

The Company’s primary investment objective is to generate current income through debt and equity investments. A secondary objective of the Company is to generate long-term capital appreciation through such equity and equity-related investments including warrants, convertible securities and other rights to acquire equity securities. The Company’s portfolio strategy is to invest primarily in illiquid debt and equity securities issued by lower middle market (“LMM”) companies, which generally have annual revenues between $10 million and $150 million, and middle market (“Middle Market”) companies that are generally larger in size than the LMM companies, with annual revenues typically between $10 million and $3 billion. Our LMM and Middle Market portfolio investments generally range in size from $1 million to $15 million. The Company categorizes some of its investments in LMM companies and Middle Market companies as private loan (“Private Loan”) portfolio investments. Private Loan investments, often referred to in the debt markets as “club deals,” are investments, generally in debt instruments, that the Company originates on a collaborative basis with other investment funds. Private Loan investments are typically similar in size, structure, terms and conditions to investments the Company holds in its LMM portfolio and Middle Market portfolio. The Company’s portfolio also includes other portfolio (“Other Portfolio”) investments primarily consisting of the Company’s investment in HMS-ORIX (see Note 4 - Investment in HMS-ORIX SLF LLC) and investments managed by third parties, which differ from the typical profiles for the Company’s other types of investments.

The Company previously registered for sale up to 150,000,000 shares of common stock pursuant to a registration statement on Form N-2 (File No. 333-178548) which was initially declared effective by the Securities and Exchange Commission (the “SEC”) on June 4, 2012 (the “Initial Offering”). The Initial Offering terminated on December 1, 2015. The Company raised approximately $601.2 million under the Initial Offering, including proceeds from the dividend reinvestment plan of approximately $22.0 million. The Company also registered for sale up to $1,500,000,000 worth of shares of common stock (the “Offering”) pursuant to a new registration statement on Form N-2 (File No. 333-204659), as amended, most recently declared effective on May 1, 2017. With the approval of the Company’s board of directors, the Company closed the Offering to new investors effective September 30, 2017. Through September 30, 2017, the Company raised approximately $172.0 million in the Offering, including proceeds from the distribution reinvestment plan of approximately $45.4 million.

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

The business of the Company is managed by HMS Adviser LP (the “Adviser”), a Texas limited partnership and affiliate of Hines Interests Limited Partnership (“Hines”), under an Investment Advisory and Administrative Services Agreement dated May 31, 2012 (as amended, the “Investment Advisory Agreement”). The Company and the Adviser have retained MSC Adviser I, LLC (the “Sub-Adviser”), a wholly owned subsidiary of Main Street Capital Corporation (“Main Street”), a New York Stock Exchange listed BDC, as the Company’s investment sub-adviser, pursuant to an Investment Sub-Advisory Agreement (the “Sub-Advisory Agreement”), to identify, evaluate, negotiate and structure prospective investments, make investment and portfolio management recommendations for approval by the Adviser, monitor the Company’s investment portfolio and provide certain ongoing administrative services to the Adviser. The Adviser and the Sub-Adviser are collectively referred to as the “Advisers,” and each is registered as an investment adviser under the Investment Advisers Act of 1940, as amended. Upon the execution of the Sub-Advisory Agreement, Main Street became an affiliate of the Company. The Company’s board of directors most recently reapproved the Investment Advisory Agreement and Sub-Advisory Agreement on May 12, 2017. The Company engaged Hines Securities, Inc. (the “Dealer Manager”), an affiliate of the Adviser, to serve as the Dealer Manager for the Offering. The Dealer Manager is responsible for marketing the Company’s common stock.

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company’s wholly-owned consolidated subsidiaries, HMS Funding, HMS Equity Holding and HMS Equity Holding II. All intercompany accounts and transactions have been eliminated in consolidation. Under the 1940 Act rules, regulations pursuant to Articles 6 and 10 of Regulation S-X and Topic 946, Financial Services - Investment Companies, of the Accounting Standards Codification, as amended (the “ASC”), of the Financial Accounting Standards Board (the “FASB”), the Company is precluded from consolidating portfolio company investments, including those in which the Company has a controlling interest, unless the portfolio company is a wholly-owned investment company. An exception to this general principle occurs if the Company owns a controlled operating company whose purpose is to provide services to the Company such as an investment adviser or transfer agent. None of the Company’s investments qualifies for this exception. Therefore, the Company’s portfolio company investments, including those in which the Company has a controlling interest, are carried on the Condensed Consolidated Balance Sheet at fair value, as discussed below, with changes to fair value recognized as “Net Unrealized Appreciation (Depreciation)” on the Condensed Consolidated Statements of Operations until the investment is realized, usually upon exit, resulting in any gain or loss on exit being recognized as a realized gain or loss. However, in the event that any controlled subsidiary exceeds the tests of significance set forth in Rules 3-09 or 4-08(g) of Regulation S-X, the Company will include required financial information for such subsidiary in the notes or as an attachment to its condensed consolidated financial statements.

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

Reclassifications

Certain amounts in the Condensed Consolidated Balance Sheet and the Condensed Consolidated Statement of Cash Flows related to base management fees payable and directors’ fees payable have been disaggregated from due to affiliates and accounts payable and other liabilities, respectively, as of September 30, 2017. Certain amounts in the Condensed Consolidated Statements of Operations related to income taxes have been disaggregated from other general and administrative expenses as of September 30, 2017. Additionally, the presentation of investment income has been changed to separately state interest income, fee income and dividend income in the Condensed Consolidated Statements of Operations. The prior periods have been reclassified to conform to this presentation as of September 30, 2017.

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

As of September 30, 2017, the Company had five debt investments in four portfolio companies that were on non-accrual status, including four debt investments in three portfolio companies that were more than 90 days past due. Each of these portfolio companies experienced a significant decline in credit quality raising doubt regarding the Company’s ability to collect the principal and interest contractually due. Given the credit deterioration of these portfolio companies, the Company ceased accruing interest income on the non-accrual debt investments and wrote off any previously accrued interest deemed uncollectible. As of September 30, 2017, the Company is not aware of any other material changes to the creditworthiness of the borrowers underlying its debt investments.

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

As of both September 30, 2017 and December 31, 2016, the Company held 19 investments which contained a PIK provision. As of September 30, 2017, three of the 19 investments with PIK provisions were on non-accrual status. No PIK interest was recorded on these three non-accrual investments during the three and nine months ended September 30, 2017. As of December 31, 2016, two of the 19 investments with PIK provisions were on non-accrual status. No PIK interest was recorded on these investments during the year ended December 31, 2016. For the three months ended September 30, 2017 and 2016, the Company capitalized $58,000 and $131,000, respectively, of PIK interest income. For the nine months ended September 30, 2017 and 2016, the Company capitalized $897,000 and $255,000, respectively, of PIK interest income. The Company stops accruing PIK interest and writes off any accrued and uncollected interest in arrears when it determines that such PIK interest in arrears is no longer collectible.

The Company may periodically provide services, including structuring and advisory services, to its portfolio companies or other third parties. The income from such services is non-recurring. For services that are separately identifiable and evidence exists to substantiate fair value, income is recognized as earned, which is generally when the investment or other applicable transaction closes. For the three months ended September 30, 2017 and 2016, the Company recognized $213,000 and $191,000, respectively, of non-recurring fee income received from its portfolio companies or other third parties, which accounted for approximately 0.8% and 0.9%, respectively, of the Company’s total investment income during such period. For the nine months ended September 30, 2017 and 2016, the Company recognized $1.9 million and $871,000 respectively, of non-recurring fee income received from its portfolio companies or other third parties, which accounted for approximately 2.5% and 1.3%, respectively, of the Company’s total investment income during such period. Fees received in connection with debt financing transactions for services that do not meet these criteria are treated as debt origination fees and are deferred and accreted into interest income over the life of the financing.

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

As of September 30, 2017 and December 31, 2016, the Company’s investment portfolio was comprised of debt securities, equity investments and Other Portfolio investments. The fair value determination for these investments primarily consisted of unobservable (Level 3) inputs.

As of September 30, 2017 and December 31, 2016, all of the Company’s LMM portfolio investments consisted of illiquid securities issued by private companies. The fair value determination for the LMM portfolio investments primarily consisted of unobservable inputs. As a result, all of the Company’s LMM portfolio investments were categorized as Level 3 as of September 30, 2017 and December 31, 2016.

As of September 30, 2017 and December 31, 2016, the Company’s Middle Market portfolio investments consisted primarily of investments in secured and unsecured debt investments and independently rated debt investments. The fair value determination for these investments consisted of a combination of (1) observable inputs in non-active markets for which sufficient observable inputs were available to determine the fair value of these investments, (2) observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and (3) unobservable inputs. As a result, all of the Company’s Middle Market portfolio investments were categorized as Level 3 as of September 30, 2017 and December 31, 2016.

As of September 30, 2017 and December 31, 2016, the Company’s Private Loan portfolio investments consisted primarily of debt investments. The fair value determination for Private Loan investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of the Company’s Private Loan portfolio investments were categorized as Level 3 as of September 30, 2017 and December 31, 2016.

As of September 30, 2017 and December 31, 2016, the Company’s Other Portfolio investments consisted of illiquid securities issued by private companies. The Company relies primarily on information provided by managers of private investment funds in valuing these investments and considers whether it is appropriate, in light of all relevant circumstances, to value the Other Portfolio investments at the net asset value (“NAV”) reported by the private investment fund at the time of valuation or to adjust the value to reflect a premium or discount. The fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of the Company’s Other Portfolio equity investments were categorized as Level 3 as of September 30, 2017 and December 31, 2016.

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

The following table presents fair value measurements of the Company’s investments, by major class, as of September 30, 2017 according to the fair value hierarchy (dollars in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First lien secured debt investments	$—	$—	$866,403	$866,403
Second lien secured debt investments	—	—	108,411	108,411
Unsecured debt investments	—	—	11,131	11,131
Equity investments(1)	—	—	104,761	104,761
Total	$—	$—	$1,090,706	$1,090,706
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

The following table presents fair value measurements of the Company’s investments, by investment classification, segregated by the level within the fair value hierarchy as of September 30, 2017 (dollars in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
LMM portfolio investments	$—	$—	$138,943	$138,943
Private Loan investments	—	—	313,734	313,734
Middle Market investments	—	—	591,683	591,683
Other Portfolio investments	—	—	46,346	46,346
Total	$—	$—	$1,090,706	$1,090,706

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

The following table, which is not intended to be all inclusive, presents the significant unobservable inputs of the Company’s Level 3 investments as of September 30, 2017 (dollars in thousands):

	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range	Weighted Average (2)
LMM equity investments	$46,149	Discounted Cash Flow	WACC	11.4% - 16.1%	12.7%
		Market Approach/Enterprise Value	EBITDA Multiples (1)	4.0x - 10.0x	7.2x
LMM debt investments	92,794	Discounted Cash Flow	Expected Principal Recovery	0.0% - 100.0%	97.7%
			Risk Adjusted Discount Factor	10.0% - 16.5%	11.9%
Private Loan debt investments	250,780	Discounted Cash Flow	Expected Principal Recovery	3.0% - 100.0%	99.7%
			Risk Adjusted Discount Factor	4.5% - 28.1%	8.0%
	54,673	Market Approach	Third Party Quotes	92.0% - 100.0%	97.4%
Private Loan equity investments	8,281	Market Approach/Enterprise Value	EBITDA Multiples (1)	5.0x - 9.5x	8.1x
		Discounted Cash Flow	WACC	9.9% - 12.8%	10.8%
Middle Market debt investments	587,698	Market Approach	Third Party Quotes	18.0% - 103.3%	95.8%
Middle Market equity investments	3,985	Market Approach	Third Party Quotes	$3.0 - $345.0	$305.3
Other Portfolio investments(3)	46,346	Market Approach	NAV (1)	86.1% - 101.7%	100.0%
	$1,090,706
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

The following table provides a summary of changes in fair value of the Company’s Level 3 portfolio investments for the nine months ended September 30, 2017 (dollars in thousands):

Type of Investment	January 1, 2017 Fair Value	PIK Interest Accrual	New Investments(1)	Sales/ Repayments	Net Unrealized Appreciation (Depreciation)(2)	Net Realized Gain (Loss)	September 30, 2017 Fair Value
LMM Equity	$37,616	$154	$8,276	$(622)	$1,170	$(445)	$46,149
LMM Debt	78,444	102	25,191	(9,057)	(1,886)	—	92,794
Private Loan Equity	6,323	—	3,855	(2,917)	(1,528)	2,548	8,281
Private Loan Debt	205,034	181	169,214	(68,482)	(494)	—	305,453
Middle Market Debt	638,374	377	236,193	(284,372)	(3,180)	306	587,698
Middle Market Equity	5,090	83	33	—	(1,221)	—	3,985
Other Portfolio(3)	18,366	—	37,677	(10,756)	109	950	46,346
Total	$989,247	$897	$480,439	$(376,206)	$(7,030)	$3,359	$1,090,706
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
(3) Includes the Company’s investment in HMS-ORIX. (See Note 4 - Investment in HMS-ORIX SLF LLC)

The following table provides a summary of changes in fair value of the Company’s Level 3 portfolio investments for the nine months ended September 30, 2016 (dollars in thousands):

Type of Investment	January 1, 2016 Fair Value	PIK Interest Accrual	New Investments(1)	Sales/ Repayments	Net Unrealized Appreciation (Depreciation) (2)	Net Realized Gain (Loss)	September 30, 2016 Fair Value
LMM Equity	$24,165	$(72)	$5,457	$—	$2,463	$—	$32,013
LMM Debt	61,295	134	16,058	(7,481)	245	—	70,251
Private Loan Equity	530	—	2,602	—	99	—	3,231
Private Loan Debt	110,558	169	92,104	(25,952)	887	(122)	177,644
Middle Market Debt	645,913	24	176,767	(190,142)	9,761	(11,842)	630,481
Middle Market Equity	—	—	2,059	—	(200)	—	1,859
Other Portfolio	10,527	—	6,537	—	60	—	17,124
Total	$852,988	$255	$301,584	$(223,575)	$13,315	$(11,964)	$932,603
(1) Column includes changes to investments due to the net accretion of discounts/premiums and amortization of fees.
(2) Column does not include unrealized appreciation (depreciation) on unfunded commitments.
The total net unrealized appreciation (depreciation) for the nine months ended September 30, 2017 and 2016 included in the Condensed Consolidated Statement of Operations that related to Level 3 assets still held as of September 30, 2017 and 2016 was approximately $(652,000) and $1.0 million, respectively. For the nine months ended September 30, 2017 and 2016, there were no transfers between Level 2 and Level 3 portfolio investments.

Portfolio Investment Composition

The composition of the Company’s investments as of September 30, 2017, at cost and fair value, was as follows (dollars in thousands):

	Investments at Cost	Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First lien secured debt investments	$892,121	80.3%	$866,403	79.5%
Second lien secured debt investments	109,331	9.8	108,411	9.9
Unsecured debt investments	10,951	1.0	11,131	1.0
Equity investments(1)	96,158	8.7	102,872	9.4
Equity warrants	2,325	0.2	1,889	0.2
Total	$1,110,886	100.0%	$1,090,706	100.0%
(1) Includes the Company’s investment in HMS-ORIX. (See Note 4 - Investment in HMS-ORIX SLF LLC)

The composition of the Company’s investments as of December 31, 2016, at cost and fair value, was as follows (dollars in thousands):

	Investments at Cost	Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First lien secured debt investments	$809,280	80.7%	$791,126	80.0%
Second lien secured debt investments	117,339	11.7	114,652	11.6
Unsecured debt investments	16,126	1.6	16,074	1.6
Equity investments	56,974	5.7	63,569	6.4
Equity warrants	2,676	0.3	3,826	0.4
Total	$1,002,395	100.0%	$989,247	100.0%

The composition of the Company’s investments by geographic region as of September 30, 2017, at cost and fair value, was as follows (dollars in thousands) (since the Other Portfolio investments do not represent a single geographic region, this information excludes Other Portfolio investments):

	Investments at Cost	Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Northeast	$162,546	15.3%	$161,056	15.4%
Southeast	205,226	19.3	212,068	20.3
West	195,171	18.3	181,527	17.4
Southwest	190,375	17.9	183,679	17.6
Midwest	246,739	23.2	243,600	23.3
Non-United States	64,315	6.0	62,430	6.0
Total	$1,064,372	100.0%	$1,044,360	100.0%

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

The composition of the Company’s total investments by industry as of September 30, 2017 and December 31, 2016, at cost and fair value was as follows (since the Other Portfolio investments do not represent a single industry, this information excludes Other Portfolio investments):

	Cost		Fair Value
	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Commercial Services and Supplies	7.5%	9.1%	7.5%	9.2%
Hotels, Restaurants, and Leisure	7.3	8.0	7.4	8.1
Media	5.4	7.7	5.3	7.6
Construction and Engineering	5.0	4.6	5.1	4.8
Diversified Consumer Services	4.7	2.8	4.7	2.7
IT Services	4.2	4.6	4.4	4.7
Communications Equipment	3.9	4.7	4.1	4.9
Diversified Telecommunication Services	3.7	3.1	3.7	3.0
Energy Equipment and Services	3.6	3.7	2.9	2.8
Professional Services	3.4	1.0	3.4	1.0
Machinery	3.3	1.5	3.8	1.9
Internet Software and Services	3.2	5.1	3.3	5.2
Aerospace and Defense	3.1	1.9	3.2	1.8
Distributors	3.0	1.6	3.1	1.7
Leisure Equipment and Products	3.0	0.8	3.1	0.8
Specialty Retail	2.8	3.9	1.9	3.3
Food Products	2.5	2.7	2.6	2.5
Oil, Gas, and Consumable Fuels	2.4	0.9	2.4	0.9
Health Care Providers and Services	2.3	2.2	2.4	2.4
Computers and Peripherals	2.3	1.0	2.6	1.1
Auto Components	2.2	3.1	1.9	3.2
Electronic Equipment, Instruments & Components	2.0	3.7	2.1	3.7
Health Care Equipment and Supplies	1.9	2.2	2.0	2.3
Internet and Catalog Retail	1.9	1.4	1.5	1.2
Construction Materials	1.5	1.0	1.5	1.1
Household Durables	1.5	—	1.5	—
Diversified Financial Services	1.4	1.9	1.3	1.9
Trading Companies and Distributors	1.2	1.0	1.2	1.0
Capital Markets	1.0	1.2	1.0	1.2
Food & Staples Retailing	0.9	1.4	1.0	1.5
Personal Products	0.9	0.8	0.9	0.8
Pharmaceuticals	0.9	1.2	0.9	1.2
Healthcare Technology	0.8	1.3	0.9	1.3
Marine	0.8	0.9	0.8	0.9
Tobacco	0.8	1.1	0.8	1.1
Electrical Equipment	0.7	0.9	0.7	1.0
Building Products	0.5	0.6	0.6	0.6
Road & Rail	0.5	—	0.5	—
Software	0.4	2.6	0.5	2.7
Textiles, Apparel & Luxury Goods	0.4	0.5	0.2	0.4
Publishing	0.4	0.3	0.4	0.3
Containers and Packaging	0.3	0.3	0.3	0.3
Air Freight & Logistics	0.2	0.3	0.3	0.4
Airlines	0.1	0.2	0.2	0.2
Chemicals	0.1	0.2	—	0.2
Oil and Gas Exploration and Production	0.1	0.1	—	0.1
Insurance	—	0.6	—	0.6
Consumer Finance	—	0.3	0.1	0.4
Total	100.0%	100.0%	100.0%	100.0%

Note 4 — Investment in HMS-ORIX SLF LLC

On April 4, 2017, the Company and ORIX Funds Corp. (“Orix”), entered into a limited liability company agreement to co-manage HMS-ORIX SLF LLC (“HMS-ORIX”), which invests primarily in broadly-syndicated loans. Pursuant to the terms of the limited liability agreement and through representation on the HMS-ORIX Board of Managers, the Company and Orix each have 50% voting control of HMS-ORIX and together are required to agree on all portfolio and investment decisions as well as all other significant actions for HMS-ORIX. The Company does not operationally control HMS-ORIX and, accordingly, does not consolidate the operations of HMS-ORIX within the consolidated financial statements. The Company and Orix have committed to provide, and have funded, an aggregate of $50.0 million of equity to HMS-ORIX, with the Company providing $30.0 million (60% of the equity) and Orix providing $20.0 million (40% of the equity).

As of September 30, 2017, HMS-ORIX had total assets of $146.4 million and HMS-ORIX’s portfolio consisted of 69 broadly-syndicated loans, all of which were secured by first-priority liens, generally in industries similar to those in which the Company may directly invest. As of September 30, 2017, there were no loans in HMS-ORIX’s portfolio that were on non-accrual status.

On April 5, 2017, HMS-ORIX closed on a $100.0 million credit facility with Bank of America, N.A. The facility has a maturity date of April 5, 2020 and borrowings under the facility bear interest at a rate equal to LIBOR plus 1.65% per annum. As of September 30, 2017, $90.0 million was outstanding under this facility. Borrowings under the facility are secured by substantially all of the assets of HMS-ORIX.

The following table presents a summary of HMS-ORIX’s portfolio as of September 30, 2017 (dollars in thousands):

As of September 30, 2017

Total debt investments (1)	$139,700
Weighted average effective yield on loans(2)	4.82%
Largest loan to a single borrower(1)	$3,505
Total of 10 largest loans to borrowers(1)	$31,212
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

The following table presents a listing of HMS-ORIX’s individual loans as of September 30, 2017:

HMS-ORIX
Loan Portfolio
As of September 30, 2017
(dollars in thousands)
Portfolio Company	Industry	Type of Investment	Principal	Cost	Fair Value

Acosta, Inc.	Commercial Services and Supplies	LIBOR (3 months) + 3.25%, Current Coupon 4.49%, Secured Debt (Maturity - September 26, 2021)	$2,000	$1,873	$1,778
Acrisure, LLC	Insurance	LIBOR (1 month) + 5.00%, Current Coupon 6.27%, Secured Debt (Maturity - November 22, 2023)	1,990	1,997	2,017
Advantage Sales & Marketing Inc.	Commercial Services and Supplies	LIBOR (1 month) + 3.25%, Current Coupon 4.56%, Secured Debt (Maturity - July 23, 2021)	1,995	1,939	1,882
Air Medical Group Holdings Inc	Health Care Providers & Services	LIBOR (6 months) + 4.00%, Current Coupon 5.24%, Secured Debt (Maturity - April 28, 2022)	1,995	1,985	1,996
Albany Molecular Research, Inc.	Life Sciences Tools and Services	LIBOR (1 month) + 3.25%, Current Coupon 4.58%, Secured Debt (Maturity - August 28, 2024)	100	100	100
Alphabet Holding Company, Inc.	Food Products	LIBOR (3 months) + 3.50%, Current Coupon 4.83%, Secured Debt (Maturity - September 26, 2024)	2,000	1,990	1,980

HMS-ORIX
Loan Portfolio
As of September 30, 2017
(dollars in thousands)
Portfolio Company	Industry	Type of Investment	Principal	Cost	Fair Value

American Seafoods Group LLC	Food Products	LIBOR (1 month) + 3.25%, Current Coupon 4.49%, Secured Debt (Maturity - August 21, 2023)	$1,500	$1,493	$1,510
Ancestry.com Operations Inc.	Internet Software & Services	LIBOR (1 month) + 3.25%, Current Coupon 4.49%, Secured Debt (Maturity - October 19, 2023)	2,000	2,019	2,017
Arch Coal, Inc.	Metals & Mining	LIBOR (1 month) + 3.25%, Current Coupon 4.49%, Secured Debt (Maturity - March 7, 2024)	1,990	1,997	2,002
AshCo, Inc.	Specialty Retail	LIBOR (3 months) + 5.00%, Current Coupon 6.30%, Secured Debt (Maturity - December 15, 2023)	2,000	1,955	1,889
Asurion, LLC	Insurance	LIBOR (1 month) + 3.00%, Current Coupon 4.24%, Secured Debt (Maturity - November 3, 2023)	1,316	1,316	1,323
Atkore International, Inc.	Electric Equipment, Instruments & Components	LIBOR (3 months) + 3.00%, Current Coupon 4.34%, Secured Debt (Maturity - December 22, 2023)	2,985	3,014	3,006
Avantor Performance Materials Holdings, Inc.	Biotechnology	LIBOR (1 month) + 4.00%, Current Coupon 5.24%, Secured Debt (Maturity - March 8, 2024)	2,985	3,021	2,998
BCP Renaissance	Oil, Gas and Consumable Fuels	LIBOR (3 months) + 4.00%, Current Coupon 5.32%, Secured Debt (Maturity - September 19, 2024)	600	602	607
BMC Software Finance, Inc.	Software	LIBOR (1 month) + 4.00%, Current Coupon 5.24%, Secured Debt (Maturity - September 12, 2022)	2,972	2,996	2,992
Builders FirstSource, Inc.	Building Products	LIBOR (1 month) + 3.00%, Current Coupon 4.33%, Secured Debt (Maturity - February 29, 2024)	2,985	2,981	2,998
Calpine Corporation	Independent Power & Renewable Elec. Producers	LIBOR (3 months) + 2.75%, Current Coupon 4.09%, Secured Debt (Maturity - January 15, 2023)	1,995	2,002	1,994
CHS/Community Health Systems, Inc.	Health Care Providers & Services	LIBOR (3 months) + 3.00%, Current Coupon 4.32%, Secured Debt (Maturity - January 27, 2021)	1,646	1,640	1,638
Clubcorp Club Operations, Inc.	Real Estate Management and Development	LIBOR (3 months) + 3.25%, Current Coupon 4.59%, Secured Debt (Maturity - August 16, 2024)	2,000	1,990	1,991
Colorado Buyer Inc	Technology Hardware, Storage & Peripherals	LIBOR (3 months) + 3.00%, Current Coupon 4.31%, Secured Debt (Maturity - May 1, 2024)	2,993	3,003	3,011
Confie Seguros Holding II Co.	Insurance	LIBOR (1 month) + 5.50%, Current Coupon 6.74%, Secured Debt (Maturity - April 19, 2022)	1,990	1,997	1,965
CPI International, Inc.	Aerospace & Defense	LIBOR (1 month) + 3.50%, Current Coupon 4.74%, Secured Debt (Maturity - July 26, 2024)	2,000	2,000	2,003
Diamond Resorts International, Inc.	Hotels, Restaurants & Leisure	LIBOR (1 month) + 6.00%, Current Coupon 7.24%, Secured Debt (Maturity - September 1, 2023)	1,990	2,019	2,004
Duff & Phelps Corporation	Diversified Financial Services	LIBOR (3 months) + 3.75%, Current Coupon 5.08%, Secured Debt (Maturity - April 23, 2020)	1,990	2,003	1,996
EFS Cogen Holdings I LLC	Electric Utilities	LIBOR (3 months) + 3.50%, Current Coupon 4.84%, Secured Debt (Maturity - June 28, 2023)	1,929	1,942	1,955
Endo Luxembourg Finance Company I S.a.r.l.	Pharmaceuticals	LIBOR (1 month) + 4.25%, Current Coupon 5.50%, Secured Debt (Maturity - April 29, 2024)	1,995	2,014	2,017
Envision Healthcare Corporation	Health Care Providers & Services	LIBOR (1 month) + 3.00%, Current Coupon 4.24%, Secured Debt (Maturity - December 1, 2023)	2,487	2,488	2,499

HMS-ORIX
Loan Portfolio
As of September 30, 2017
(dollars in thousands)
Portfolio Company	Industry	Type of Investment	Principal	Cost	Fair Value

Everi Payments Inc.	Leisure Products	LIBOR (3 months) + 4.50%, Current Coupon 5.74%, Secured Debt (Maturity - May 9, 2024)	$1,995	$1,988	$2,015
First American Payment Systems, L.P.	Diversified Financial Services	LIBOR (1 month) + 5.75%, Current Coupon 6.98%, Secured Debt (Maturity - January 5, 2024)	961	972	963
Fitness International, LLC	Hotels, Restaurants & Leisure	Prime + 3.25%, Current Coupon 7.50%, Secured Debt (Maturity - July 1, 2020)	2,000	2,027	2,013
Flex Acquisition Company Inc	Containers and Packaging	LIBOR (3 months) + 3.00%, Current Coupon 4.30%, Secured Debt (Maturity - December 29, 2023)	2,000	2,010	2,007
Flexera Software LLC	Software	LIBOR (1 month) + 3.50%, Current Coupon 4.83%, Secured Debt (Maturity - April 2, 2020)	1,995	2,015	2,008
Gardner Denver, Inc.	Machinery	LIBOR (1 month) + 2.75%, Current Coupon 4.08%, Secured Debt (Maturity - July 30, 2024)	2,000	2,010	2,005
Golden Nugget, Inc.	Hotels, Restaurants & Leisure	LIBOR (1 month) + 3.25%, Current Coupon 4.49%, Secured Debt (Maturity - October 4, 2023)	1,995	1,995	2,007
Greatbatch Ltd.	Health Care Equipment & Supplies	LIBOR (2 months) + 3.50%, Current Coupon 4.74%, Secured Debt (Maturity - October 27, 2022)	2,794	2,811	2,814
GYP Holdings III Corp.	Trading Companies & Distributors	LIBOR (1 month) + 3.00%, Current Coupon 4.31%, Secured Debt (Maturity - March 31, 2023)	3,491	3,516	3,521
Harbor Freight Tools USA, Inc.	Specialty Retail	LIBOR (1 month) + 3.25%, Current Coupon 4.49%, Secured Debt (Maturity - August 18, 2023)	1,980	1,987	1,990
HD Supply Waterworks, Ltd.	Trading Companies & Distributors	LIBOR (3 months) + 3.00%, Current Coupon 4.46%, Secured Debt (Maturity - August 1, 2024)	140	140	140
Horizon Pharma, Inc.	Pharmaceuticals	LIBOR (1 month) + 3.75%, Current Coupon 5.00%, Secured Debt (Maturity - March 29, 2024)	1,995	2,014	2,016
IG Investments Holdings, LLC	Professional Services	LIBOR (1 month) + 4.00%, Current Coupon 5.33%, Secured Debt (Maturity - October 31, 2021)	1,990	2,001	2,012
Jackson Hewitt Tax Service Inc.	Diversified Consumer Services	LIBOR (1 month) + 7.00%, Current Coupon 8.31%, Secured Debt (Maturity - July 30, 2020)	1,939	1,861	1,876
KC MergerSub, Inc.	Diversified Consumer Services	LIBOR (1 month) + 3.75%, Current Coupon 5.08%, Secured Debt (Maturity - August 12, 2022)	2,489	2,495	2,486
KMG Chemicals, Inc.	Chemicals	LIBOR (1 month) + 4.25%, Current Coupon 5.49%, Secured Debt (Maturity - June 13, 2024)	1,304	1,299	1,326
LANDesk Group, Inc.	Software	LIBOR (1 month) + 4.25%, Current Coupon 5.49%, Secured Debt (Maturity - January 22, 2024)	995	1,001	972
Learfield Communications LLC	Media	LIBOR (1 month) + 3.25%, Current Coupon 4.49%, Secured Debt (Maturity - December 1, 2023)	1,995	2,015	2,009
LTS Buyer LLC	Diversified Telecommunication Services	LIBOR (3 months) + 3.25%, Current Coupon 4.49%, Secured Debt (Maturity - April 13, 2020)	2,984	3,008	2,994
MA FinanceCo., LLC	Electronic Equipment, Instruments and Components	LIBOR (1 month) + 2.75%, Current Coupon 3.99%, Secured Debt (Maturity - June 21, 2024)	387	387	388
Mohegan Tribal Gaming Authority	Hotels, Restaurants & Leisure	LIBOR (1 month) + 4.00%, Current Coupon 5.24%, Secured Debt (Maturity - October 13, 2023)	1,990	2,009	2,013

HMS-ORIX
Loan Portfolio
As of September 30, 2017
(dollars in thousands)
Portfolio Company	Industry	Type of Investment	Principal	Cost	Fair Value

MPH Acquisition Holdings LLC	Health Care Technology	LIBOR (3 months) + 3.00%, Current Coupon 4.33%, Secured Debt (Maturity - June 7, 2023)	$2,991	$3,033	$3,018
NAB Holdings, LLC	IT Services	LIBOR (3 months) + 3.50%, Current Coupon 4.83%, Secured Debt (Maturity - June 14, 2024)	1,995	1,985	2,009
Ortho-Clinical Diagnostics, Inc	Life Sciences Tools and Services	LIBOR (1 month) + 3.75%, Current Coupon 5.08%, Secured Debt (Maturity - June 30, 2021)	1,990	1,985	1,999
QUIKRETE Holdings, Inc.	Construction Materials	LIBOR (1 month) + 2.75%, Current Coupon 3.99%, Secured Debt (Maturity - November 15, 2023)	2,985	2,985	2,988
Rackspace Hosting, Inc.	Electric Equipment, Instruments & Components	LIBOR (1 month) + 3.00%, Current Coupon 4.31%, Secured Debt (Maturity - November 3, 2023)	3,292	3,318	3,291
Scientific Games International, Inc.	Leisure Products	LIBOR (1 month) + 3.25%, Current Coupon 4.49%, Secured Debt (Maturity - August 14, 2024)	400	402	401
Seattle Spin Co.	Electronic Equipment, Instruments and Components	LIBOR (3 months) + 2.75%, Current Coupon 3.99%, Secured Debt (Maturity - June 21, 2024)	2,613	2,616	2,622
SeaWorld Parks & Entertainment, Inc.	Hotels, Restaurants & Leisure	LIBOR (3 months) + 3.00%, Current Coupon 4.33%, Secured Debt (Maturity - April 1, 2024)	1,990	1,992	1,933
Signode Industrial Group US Inc.	Machinery	LIBOR (1 month) + 2.75%, Current Coupon 3.99%, Secured Debt (Maturity - April 30, 2021)	2,840	2,861	2,855
Staples, Inc.	Distributors	LIBOR (3 month) + 4.00%, Current Coupon 5.31%, Secured Debt (Maturity - August 15, 2024)	2,000	1,995	1,993
Telenet Financing USD LLC	Diversified Telecommunication Services	LIBOR (1 month) + 2.75%, Current Coupon 3.98%, Secured Debt (Maturity - June 30, 2025)	3,000	3,013	3,012
Transdigm, Inc.	Aerospace & Defense	LIBOR (1 month) + 3.00%, Current Coupon 4.24%, Secured Debt (Maturity - June 9, 2023)	1,990	1,997	1,997
		LIBOR (1 month) + 3.00%, Current Coupon 4.24%, Secured Debt (Maturity - August 22, 2024)	1,003	1,000	1,005
			2,993	2,997	3,002
Travelport Finance (Luxembourg) S.A.R.L.	Internet Software & Services	LIBOR (3 months) + 2.75%, Current Coupon 4.06%, Secured Debt (Maturity - September 2, 2021)	1,951	1,951	1,951
Traverse Midstream Partners LLC	Oil, Gas and Consumable Fuels	LIBOR (3 months) + 4.00%, Current Coupon 5.33%, Secured Debt (Maturity - September 30, 2024)	781	784	792
UFC Holdings, LLC	Media	LIBOR (3 months) + 3.25%, Current Coupon 4.49%, Secured Debt (Maturity - August 18, 2023)	1,990	2,002	2,001
Ultra Resources, Inc.	Oil, Gas and Consumable Fuels	LIBOR (1 month) + 3.00%, Current Coupon 4.31%, Secured Debt (Maturity - April 12, 2024)	2,000	2,002	2,001
Valeant Pharmaceuticals International, Inc.	Pharmaceuticals	LIBOR (1 month) + 4.75%, Current Coupon 5.99%, Secured Debt (Maturity - April 1, 2022)	2,547	2,559	2,596
Vertiv Group Corporation	Electrical Equipment	LIBOR (3 months) + 4.00%, Current Coupon 5.24%, Secured Debt (Maturity - November 30, 2023)	2,000	2,019	2,018
Vistra Operations Company LLC	Electric Utilities	LIBOR (2 months) + 2.75%, Current Coupon 3.98%, Secured Debt (Maturity - December 14, 2023)	1,990	2,002	1,999

HMS-ORIX
Loan Portfolio
As of September 30, 2017
(dollars in thousands)
Portfolio Company	Industry	Type of Investment	Principal	Cost	Fair Value

WideOpenWest Finance, LLC	Diversified Telecommunication Services	LIBOR (1 month) + 3.25%, Current Coupon 4.48%, Secured Debt (Maturity - August 18, 2023)	$3,505	$3,516	$3,504
Total Loan Portfolio				$139,954	$139,728

For the three and nine months ended September 30, 2017, the Company did not accrue dividend income in respect of its investment in HMS-ORIX.

The following tables show the summarized financial information for HMS-ORIX (dollars in thousands):

Balance Sheet Data	As of September 30, 2017
Assets
Portfolio investments at fair value	$139,728
Cash and cash equivalents	5,470
Deferred financing costs	989
Other assets	230
Total assets	$146,417

Liabilities
Debt	$90,000
Payable for securities purchased	5,371
Accounts payable and accrued expenses	186
Total liabilities	95,557
Net assets	50,860
Total liabilities and net assets	$146,417

Period from inception (April 4, 2017) to September 30, 2017

Selected Statement of Operations Information
Interest income	$2,048
Dividend income	—
Total income	2,048
Interest expense	866
Other expenses	79
Total expenses	945
Net investment income	1,103
Unrealized (depreciation) on investments	(226)
Realized (losses) from investments	(17)
Net increase in net assets	$860

Note 5 — Borrowings

On March 11, 2014, the Company entered into a senior secured revolving credit agreement with Capital One, National Association (“Capital One”), as administrative agent, and with Capital One and other financial institutions as lenders. On March 6, 2017, this credit facility was amended and restated (as amended and restated, the “EverBank Credit Facility”) to, among other things, extend the maturity date to March 6, 2020, reduce revolver commitments from $125.0 million to $95.0 million, and assign Capital One’s role as administrative agent to EverBank Commercial Finance, Inc. (“EverBank”). On October 19, 2017, the Company amended the EverBank Credit Facility to increase the revolver commitments to $120.0 million. Borrowings under the EverBank Credit Facility bear interest, subject to the Company’s election, on a per annum basis equal to (i) the adjusted London Interbank Offered Rate (“LIBOR”) rate plus 2.75% or (ii) the base rate plus 1.75%. The base rate is defined as the higher of (a) the prime rate, (b) the Federal Funds Rate (as defined in the credit agreement) plus 0.5% or (c) the adjusted LIBOR rate plus 1.0%. The adjusted LIBOR rate is defined in the credit agreement for the EverBank Credit Facility as the one-month LIBOR rate plus such amount as adjusted for statutory reserve requirements for Eurocurrency liabilities. As of September 30, 2017, the one-month LIBOR rate was 1.24%. The Company pays an annual unused commitment fee of 0.300% on the unused revolver commitments if more than 50% of the revolver commitments are being used and an annual unused commitment fee of 0.625% on the unused revolver commitments if less than 50% of the revolver commitments are being used.

The EverBank Credit Facility permits the creation of certain “Structured Subsidiaries,” which are not guarantors under the EverBank Credit Facility and which are permitted to incur debt outside of the EverBank Credit Facility. Borrowings under the EverBank Credit Facility are secured by all of the Company’s assets, other than the assets of the Structured Subsidiaries, as well as all of the assets, and a pledge of equity ownership interests, of any future subsidiaries of the Company (other than Structured Subsidiaries). The credit agreement for the EverBank Credit Facility contains affirmative and negative covenants usual and customary for credit facilities of this nature, including (i) maintaining a minimum interest coverage ratio of at least 2.00 to 1.00; (ii) maintaining an asset coverage ratio of at least 2.10 to 1.00; and (iii) maintaining a minimum consolidated tangible net worth, excluding Structured Subsidiaries, of at least the greater of (a) the aggregate amount of the revolver commitments or (b) $50.0 million. Further, the EverBank Credit Facility contains limitations on incurrence of other indebtedness (other than by the Structured Subsidiaries), limitations on industry concentration, and an anti-hoarding provision to protect the collateral under the EverBank Credit Facility. Additionally, the Company must provide information to EverBank on a regular basis, preserve its corporate existence, comply with applicable laws, including the 1940 Act, pay obligations when they become due, and invest the proceeds of the sales of common stock in accordance with its investment objectives and strategies (as set forth in the EverBank Credit Facility). Further, the credit agreement contains usual and customary default provisions including: (i) a default in the payment of interest and principal; (ii) insolvency or bankruptcy of the Company; (iii) a material adverse change in the Company’s business; or (iv) breach of any covenant, representation or warranty in the loan agreement or other credit documents and failure to cure such breach within defined periods. Additionally, the EverBank Credit Facility requires the company to obtain written approval from the administrative agent prior to entering into any material amendment, waiver or other modification of any provision of the Investment Advisory Agreement. As of September 30, 2017, the Company was not aware of any instances of noncompliance with covenants related to the EverBank Credit Facility.

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

Under the Deutsche Bank Credit Facility, interest is calculated as the sum of the index plus the applicable margin of 2.50%. If the Deutsche Bank Credit Facility is funded via an asset backed commercial paper conduit, the index will be the related commercial paper rate; otherwise, the index will be equal to one-month LIBOR. As of September 30, 2017, the one-month LIBOR rate was 1.24%. The Deutsche Bank Credit Facility provides for a revolving period until December 16, 2017, unless otherwise extended with the consent of the HMS Funding Lenders. The amortization period begins the day after the last day of the revolving period and ends on June 16, 2020, the maturity date. During the amortization period, the applicable margin will increase by 0.25%. During the revolving period, HMS Funding will pay a utilization fee equal to 2.50% of the undrawn amount of the required utilization, which is 75% of the loan commitment amount. HMS Funding will incur an undrawn fee equal to 0.40% per annum of the difference between the aggregate commitments and the outstanding advances under the facility, provided that the undrawn fee relating to any utilization shortfall will not be payable to the extent that the utilization fee relating to such utilization shortfall is incurred. Additionally, per the terms of a fee letter executed on May 18, 2015, HMS Funding pays Deutsche Bank an administrative agent fee of 0.25% of the aggregate revolver commitments.

HMS Funding’s obligations under the Deutsche Bank Credit Facility are secured by a first priority security interest in its assets, including all of the present and future property and assets of HMS Funding. The Deutsche Bank Credit Facility contains affirmative and negative covenants usual and customary for credit facilities of this nature, including maintaining a positive tangible net worth, limitations on industry concentration and complying with all applicable laws. The Deutsche Bank Credit Facility contains usual and customary default provisions including: (i) a default in the payment of interest and principal; (ii) insolvency or bankruptcy of the Company; (iii) the occurrence of a change of control; or (iv) any uncured breach of a covenant, representation or warranty in the Deutsche Bank Credit Facility. As of September 30, 2017, the Company was not aware of any instances of noncompliance with covenants related to the Deutsche Bank Credit Facility.

As of September 30, 2017, the Company had borrowings of $95.0 million outstanding on the EverBank Credit Facility and had borrowings of $395.0 million outstanding on the Deutsche Bank Credit Facility, both of which the Company estimated approximated fair value.

Note 6 – Financial Highlights

The following is a schedule of financial highlights of the Company for the nine months ended September 30, 2017 and 2016.

Per Share Data:	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
NAV at beginning of period	$8.15	$7.88
Results from Operations
Net investment income (1) (2)	0.56	0.55
Net realized appreciation (depreciation) (1) (2)	0.04	(0.19)
Net unrealized appreciation (depreciation) (1) (2)	(0.09)	0.20
Net increase (decrease) in net assets resulting from operations	0.51	0.56
Stockholder distributions (1) (3)
Distributions from net investment income (1) (2)	(0.48)	(0.52)
Distributions from realized appreciation (1) (2)	(0.04)	—
Net decrease in net assets resulting from stockholder distributions	(0.52)	(0.52)
Capital share transactions
Issuance of common stock above NAV (4), net of offering costs (1)	0.02	—
Net increase in net assets resulting from capital share transactions	0.02	—
NAV at end of the period	$8.16	$7.92

Shares outstanding at end of period	79,204,960	70,942,063
Weighted average shares outstanding	76,899,096	66,576,489

(1)	Based on weighted average number of shares of common stock outstanding for the period.

(2)	Changes in net investment income and realized and unrealized appreciation (depreciation) from investments can change significantly from period to period.

(3)	The stockholder distributions represent the stockholder distributions declared for the period.

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

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
	(dollars in thousands)
NAV at end of period	$645,945	$561,974
Average net assets	$625,272	$519,511
Average Credit Facilities borrowings	$426,500	$391,750

Ratios to average net assets:
Ratio of total expenses to average net assets (1)	5.28%	5.37%
Ratio of net investment income to average net assets (1)	6.92%	7.08%
Portfolio turnover ratio	36.85%	25.02%
Total return (2)	6.50%	7.11%

(1)
For the nine months ended September 30, 2017 and 2016, the Advisers did not waive base management fees but waived subordinated incentive fees of approximately $2.3 million and $493,000, respectively, and administrative services expenses of approximately $2.2 million and $1.6 million, respectively. The ratio is calculated by reducing the expenses to reflect the waiver of expenses and reimbursement of administrative services in both periods presented. Excluding interest expense, the ratio of total expenses to average net assets for the nine months ended

September 30, 2017 and September 30, 2016 was 3.14% and 3.21%, respectively. See Note 10 - Related Party Transactions and Arrangements for further discussion of fee waivers provided by the Advisers.

(2)
Total return is calculated on the change in NAV per share and stockholder distributions declared per share over the reporting period. The total return does not reflect the sales load from the sale of the Company’s common stock.

Note 7 – Stockholder Distributions

The following table reflects the cash distributions per share that the Company declared on its common stock during the nine months ended September 30, 2017 and 2016 (dollars in thousands except per share amounts).

	Distributions
	Per Share	Amount
2017
Three months ended September 30, 2017	$0.17	$13,910
Three months ended June 30, 2017	$0.18	$13,438
Three months ended March 31, 2017	$0.17	$12,922
2016
Three months ended September 30, 2016	$0.17	$12,307
Three months ended June 30, 2016	$0.18	$11,650
Three months ended March 31, 2016	$0.17	$11,037

On September 19, 2017, with the authorization of the Company’s board of directors, the Company declared distributions to its stockholders for the period of October 2017 through December 2017. These distributions have been, or will be, calculated based on stockholders of record each day from October 1, 2017 through December 31, 2017 in an amount equal to $0.00191781 per share, per day. Distributions are paid on the first business day following the completion of each month to which they relate.

The Company has adopted an “opt in” distribution reinvestment plan for its stockholders. As a result, if the Company makes a distribution, its stockholders will receive distributions in cash unless they specifically “opt in” to the distribution reinvestment plan so as to have their cash distributions reinvested in additional shares of the Company’s common stock.

The following table reflects the sources of the cash distributions that the Company declared and, in some instances, paid on its common stock during the nine months ended September 30, 2017 and 2016.

	Nine Months Ended September 30, 2017		Nine Months Ended September 30, 2016
	(dollars in thousands)
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Net realized income from operations (before waiver of incentive fees)	$40,270	100%	$24,349	70%
Waiver of incentive fees	—	—	493	1
Distributions in excess of net investment income (1)	—	—	10,152	29
Total	$40,270	100%	$34,994	100%

(1)	Includes adjustments made to GAAP basis net investment income to arrive at taxable income available for distributions. See Note 8 for the sources of the Company’s cash distributions on a tax basis.

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

Note 8 – Taxable Income

The Company has elected to be treated for U.S. federal income tax purposes as a RIC. As a RIC, the Company generally will not incur corporate-level U.S. federal income taxes on net ordinary income or capital gains that the Company timely distributes each taxable year as dividends to its stockholders. To qualify as a RIC in any taxable year, the Company must, among other things, satisfy certain source-of-income and asset diversification requirements. In addition, the Company must distribute an amount in each taxable year generally at least equal to 90% of its investment company taxable income, determined without regard to any deduction for dividends paid, in order to maintain its ability to be subject to taxation as a RIC. As a part of maintaining its RIC status, undistributed taxable income (subject to a 4% nondeductible, U.S. federal excise tax) pertaining to a given taxable year may be distributed up to 12 months subsequent to the end of that taxable year, provided such distributions are declared prior to the earlier of eight-and-one-half months after the close of that taxable year or the filing of the U.S. federal income tax return for such prior taxable year. In order to avoid the imposition of the 4% nondeductible, U.S. federal excise tax, the Company needs to distribute, in respect of each calendar year, dividends of an amount at least equal to the sum of: (1) 98.0% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of its capital gain in excess of capital loss, or capital gain net income, (adjusted for certain ordinary losses) for the one-year period generally ending on October 31 of that calendar year (or, if the Company so elects for that calendar year) and (3) any net ordinary income and capital gain net income for preceding years that was not distributed with respect to such years and on which the Company incurred no U.S. federal income tax. For the taxable year ended December 31, 2015, the Company distributed $3.8 million, or $0.0615 per share, of its taxable income in 2016, prior to the filing of its U.S. federal income tax return for the 2015 taxable year. As a result, the Company was subject to a $119,000 4% nondeductible, U.S. federal excise tax for the 2015 taxable year. For the taxable year ended December 31, 2016, the Company distributed $7.3 million, or $0.099478 per share, of its taxable income in 2017, prior to the filing of its U.S. federal income tax return for the 2016 taxable year. As a result, the Company was subject to a 4% nondeductible, U.S federal excise tax liability for the 2016 taxable year of approximately $246,000.

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes, which provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the Company’s financial statements is the largest benefit or expense that has a greater than 50% likelihood of being realized upon its ultimate settlement with the relevant tax authority. Positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits, if any, in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. Management has analyzed the Company’s tax positions, and has concluded that there were no material uncertain income tax positions through September 30, 2017. The Company identifies its major tax jurisdiction as the United States, and the Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next 12 months. Tax returns for the 2014 through 2016 taxable years remain subject to examination by U.S. federal and most state tax authorities.

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

Listed below is a reconciliation of “Net increase (decrease) in net assets resulting from operations” to taxable income and to total distributions declared to common stockholders for the nine months ended September 30, 2017 and 2016 (dollars in thousands).

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016

Net increase (decrease) in net assets resulting from operations	$39,440	$37,771
Net change in unrealized (appreciation) depreciation	7,165	(12,929)
Income tax (benefit) provision	139	67
Pre-tax book (income) loss not consolidated for tax purposes	755	11,137

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016

Book income and tax income differences, including debt origination, structuring fees, dividends, realized gains and changes in estimates	1,526	427
Estimated taxable income (1)	49,025	36,473

Taxable income earned in prior year and carried forward for distribution in current year	7,238	3,855

Taxable income earned prior to period end and carried forward for distribution next period	(20,558)	(9,407)
Dividend accrued as of period end and paid-in the following period	4,565	4,073
Taxable income earned to be carried forward	(15,993)	(5,334)

Total distributions accrued or paid to common stockholders	$40,270	$34,994

(1)
The Company’s taxable income for each period is an estimate and will not be finally determined until the Company files its tax return for each year. Therefore, the final taxable income, and the taxable income earned in each period and carried forward for distribution in the following period, may be different than this estimate.

The income tax expense, or benefit, and the related tax assets and liabilities generated by HMS Equity Holding and HMS Equity Holding II, if any, are reflected in the Company’s Condensed Consolidated Statement of Operations. For the nine months ended September 30, 2017 and 2016, the Company recognized a net income tax (benefit) provision of $139,000 and $67,000, respectively, related to deferred taxes of $1.5 million and $10.7 million, respectively, and other taxes of $139,000 and $67,000, respectively, offset by a valuation allowance of $(1.5) million and $(10.7) million, respectively. For the nine months ended September 30, 2017 and 2016, the other taxes included $139,000 and $67,000, respectively, related to accruals for state and other taxes.

As of September 30, 2017, the cost basis of investments for tax purposes was $1.1 billion, with such investments having an estimated net unrealized depreciation of $20.2 million, composed of gross unrealized appreciation of $22.8 million and gross unrealized depreciation of $43.0 million. As of December 31, 2016, the cost basis of investments for tax purposes was $1.0 billion, with such investments having an estimated net unrealized depreciation of $13.2 million, composed of gross unrealized appreciation of $20.3 million and gross unrealized depreciation of $33.5 million.

The net deferred tax asset at both September 30, 2017 and December 31, 2016 was $0, primarily related to loss carryforwards, timing differences in net unrealized depreciation of portfolio investments, and basis differences of portfolio investments held by HMS Equity Holding and HMS Equity Holding II, which are “pass through” entities for tax purposes, offset by a valuation allowance. Based on HMS Equity Holding’s and HMS Equity Holding II’s short operating history, management believes it is more likely than not that there will be inadequate profits in HMS Equity Holding and HMS Equity Holding II against which the deferred tax assets can be offset. Accordingly, the Company recorded a full valuation allowance against such deferred tax assets.

The following table sets forth the significant components of net deferred tax assets and liabilities as of September 30, 2017 and December 31, 2016 (amounts in thousands):

	September 30, 2017	December 31, 2016
Deferred tax assets:
Net operating loss carryforwards	$2,654	$2,258
Capital loss carryforwards	8,429	8,366
Net basis differences in portfolio investments	—	—
Net unrealized depreciation of portfolio investments	1,205	20
Total deferred tax assets	12,288	10,644
Deferred tax liabilities:
Net basis differences in portfolio investments	(1,294)	(1,119)
Net unrealized appreciation of portfolio investments	—	—
Other	—	—
Total deferred tax liabilities	(1,294)	(1,119)
Valuation allowance	(10,994)	(9,525)
Total net deferred tax assets (liabilities)	$—	$—

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

The determination of the tax attributes of the Company’s distributions is made annually at the end of the Company’s taxable year based upon the Company’s taxable income for the full taxable year and distributions paid for the full taxable year. Therefore, a determination made on an interim basis may not be representative of the actual tax attributes of distributions for a full year. If the Company had determined the tax attributes of its distributions taxable year-to-date as of September 30, 2017, 100% would be from its current and accumulated earnings and profits. However, there can be no certainty to stockholders that this determination is representative of what the actual tax attributes of the Company’s anticipated fiscal and taxable years ending December 31, 2017 distributions to stockholders will be. The actual tax characteristics of distributions to stockholders will be reported to the Internal Revenue Service and stockholders subject to information reporting shortly after the close of each calendar year on Form 1099-DIV.

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

Note 9 – Supplemental Cash Flow Disclosures

Listed below are the supplemental cash flow disclosures for the nine months ended September 30, 2017 and 2016 (dollars in thousands):

Supplemental Disclosure of Cash Flow Information	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Cash paid for interest	$12,296	$10,078
Cash paid for income taxes	358	265

Supplemental Disclosure of Non-Cash Flow Information
Stockholder distributions declared and unpaid	4,565	4,073
Stockholder distributions reinvested	20,594	18,263
Change in unpaid deferred offering costs	(40)	1,107
Unpaid deferred financing costs	25	4
Unpaid sales commissions and dealer manager fee	251	57

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

The Company and the Advisers entered into conditional income incentive fee waiver agreements (the “2016-2017 Conditional Income Incentive Fee Waiver Agreements”), most recently on October 19, 2017, pursuant to which, for a period from January 1, 2016 through September 30, 2017, the Advisers could waive the “subordinated incentive fee on income,” as such term is defined in the Investment Advisory Agreement, upon the occurrence of any event that, in the Advisers’ sole discretion, causes such waiver to be deemed necessary. The 2016-2017 Conditional Income Incentive Fee Waiver Agreements may require the Company to repay the Advisers for previously waived reimbursement of Expense Support Payments or waived base management fees or incentive fees under certain circumstances.

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

For the three months ended September 30, 2017 and 2016, the Company incurred base management fees of approximately $5.6 million and $4.9 million, respectively, and the Advisers waived no base management fees in either period. For the three months ended September 30, 2017 and 2016, the Company incurred no capital gains incentive fees or subordinated incentive fees on income in either period. For the three months ended September 30, 2017 and 2016, the Advisers waived no capital gains incentive fees nor subordinated incentive fees in either period.

For the nine months ended September 30, 2017 and 2016, the Company incurred base management fees of approximately $16.1 million and $14.1 million, respectively, and the Advisers waived no base management fees in either period. For the nine months ended September 30, 2017 and 2016, the Company incurred no capital gains incentive fees in either period, and incurred subordinated incentive fees on income of approximately $2.3 million and $493,000, respectively, which were fully waived by the Advisers.

For the nine months ended September 30, 2017 and 2016, the Company did not record an accrual for any previously waived fees. Any future reimbursement of previously waived fees to the Advisers will not be accrued until the reimbursement of the waived fees becomes probable and estimable, which will be upon approval of the Company’s board of directors. To date, none of the previously waived fees has been approved by the board of directors for reimbursement.

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

	Management Fee (1)		Subordinated Incentive Fee (1)		Capital Gain Incentive Fee (1)		Expense Support (1)
Quarter Ended	Waivers	Repaid to Adviser (2)	Waivers	Repaid to Adviser (2)	Waivers	Repaid to Adviser (2)	Payments	Repaid to Adviser (2)	Operating Expense Ratio (3)	Annualized Distribution Rate (4)	Eligible to be Repaid Through
6/30/2012	$31	$—	$18	$—	$—	$—	$—	$—	1.35%	7.00%	Expired

	Management Fee (1)		Subordinated Incentive Fee (1)		Capital Gain Incentive Fee (1)		Expense Support (1)
Quarter Ended	Waivers	Repaid to Adviser (2)	Waivers	Repaid to Adviser (2)	Waivers	Repaid to Adviser (2)	Payments	Repaid to Adviser (2)	Operating Expense Ratio (3)	Annualized Distribution Rate (4)	Eligible to be Repaid Through
9/30/2012	$97	$—	$52	$—	$3	$—	$—	$—	1.97%	7.00%	Expired
12/31/2012	$104	$—	$53	$—	$—	$—	$—	$—	2.96%	7.00%	Expired
3/31/2013	$84	$—	$—	$—	$—	$—	$—	$—	1.86%	7.00%	Expired
6/30/2013	$118	$—	$—	$—	$—	$—	$—	$—	1.36%	7.00%	Expired
9/30/2013	$268	$—	$—	$—	$—	$—	$—	$—	1.22%	7.00%	Expired
12/31/2013	$309	$—	$—	$—	$5	$—	$153	$—	0.49%	7.00%	Expired
3/31/2014	$306	$—	$—	$—	$—	$—	$—	$—	1.28%	7.00%	Expired
6/30/2014	$548	$—	$—	$—	$—	$—	$—	$—	1.28%	7.00%	Expired
9/30/2014	$821	$—	$—	$—	$—	$—	$328	$—	1.23%	7.00%	Expired
12/31/2014	$148	$—	$451	$—	$—	$—	$—	$—	1.70%	7.00%	12/31/2017
3/31/2015	$—	$—	$358	$—	$—	$—	$—	$—	1.78%	7.18%	3/31/2018
6/30/2015	$—	$—	$930	$—	$—	$—	$—	$—	1.69%	7.07%	6/30/2018
9/30/2015	$—	$—	$155	$—	$—	$—	$—	$—	2.11%	7.07%	9/30/2018
12/31/2015	$—	$—	$1,159	$—	$—	$—	$—	$—	2.27%	7.78%	12/31/2018
3/31/2016	$—	$—	$493	$—	$—	$—	$—	$—	1.83%	8.14%	3/31/2019
6/30/2016	$—	$—	$—	$—	$—	$—	$—	$—	1.76%	7.95%	6/30/2019
9/30/2016	$—	$—	$—	$—	$—	$—	$—	$—	1.73%	7.87%	9/30/2019
12/31/2016	$—	$—	$1,196	$—	$—	$—	$—	$—	1.68%	7.69%	12/31/2019
3/31/2017	$—	$—	$1,495	$—	$—	$—	$—	$—	1.68%	7.53%	3/31/2020
6/30/2017	$—	$—	$823	$—	$—	$—	$—	$—	1.67%	7.53%	6/30/2020
9/30/2017	$—	$—	$—	$—	$—	$—	$—	$—	1.91%	7.53%	9/30/2020

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

Pursuant to the Investment Advisory Agreement and Sub-Advisory Agreement, the Company is required to pay or reimburse the Advisers for administrative services expenses, which include all costs and expenses related to the Company’s day-to-day administration and management not related to advisory services. The Advisers do not earn any profit under their provision of administrative services to the Company. For the three months ended September 30, 2017 and 2016, the Company incurred, and the Advisers waived the reimbursement of, administrative services expenses of approximately $694,000 and $529,000, respectively. For the nine months ended September 30, 2017 and 2016, the Company incurred, and the Advisers waived the reimbursements of, administrative services expenses of approximately $2.2 million and $1.6 million, respectively. On October 19, 2017, the Company and the Advisers agreed to further amend the 2014 Expense Reimbursement Agreement, which extended the period for waiver of reimbursement of administrative services expenses accrued pursuant to the Investment Advisory Agreement and the Sub-Advisory Agreement through December 31, 2017. Waived administrative services expenses are not subject to future reimbursement.

The table below presents the administrative services expenses waived by the Advisers (dollars in thousands).

	Administrative Services
Quarter Ended	Waivers	Repaid to Adviser	Operating Expense Ratio (1)	Annualized Distribution Rate (2)	Eligible to be Repaid Through (3)
6/30/2012	$25	$—	1.35%	7.00%	Not Eligible to be Repaid
9/30/2012	$129	$—	1.97%	7.00%	Not Eligible to be Repaid
12/31/2012	$284	$—	2.96%	7.00%	Not Eligible to be Repaid
3/31/2013	$233	$—	1.86%	7.00%	Not Eligible to be Repaid
6/30/2013	$222	$—	1.36%	7.00%	Not Eligible to be Repaid
9/30/2013	$234	$—	1.22%	7.00%	Not Eligible to be Repaid
12/31/2013	$329	$—	0.49%	7.00%	Not Eligible to be Repaid
3/31/2014	$329	$—	1.28%	7.00%	Not Eligible to be Repaid
6/30/2014	$385	$—	1.28%	7.00%	Not Eligible to be Repaid
9/30/2014	$371	$—	1.23%	7.00%	Not Eligible to be Repaid
12/31/2014	$412	$—	1.70%	7.00%	Not Eligible to be Repaid
3/31/2015	$437	$—	1.78%	7.18%	Not Eligible to be Repaid
6/30/2015	$480	$—	1.69%	7.07%	Not Eligible to be Repaid
9/30/2015	$517	$—	2.11%	7.07%	Not Eligible to be Repaid
12/31/2015	$603	$—	2.27%	7.78%	Not Eligible to be Repaid
3/31/2016	$533	$—	1.83%	8.14%	Not Eligible to be Repaid
6/30/2016	$574	$—	1.76%	7.95%	Not Eligible to be Repaid
9/30/2016	$529	$—	1.73%	7.87%	Not Eligible to be Repaid
12/31/2016	$679	$—	1.68%	7.69%	Not Eligible to be Repaid
3/31/2017	$661	$—	1.68%	7.53%	Not Eligible to be Repaid
6/30/2017	$873	$—	1.67%	7.53%	Not Eligible to be Repaid
9/30/2017	$694	$—	1.91%	7.53%	Not Eligible to be Repaid

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

(3)
The Advisers have agreed to permanently waive reimbursement by the Company of administrative expenses through December 31, 2017. The waiver of reimbursement of administrative expenses is not eligible for future reimbursement from the Company to the Advisers.

The table below outlines fees incurred and expense reimbursements payable to Hines, Main Street and their affiliates for the three and nine months ended September 30, 2017 and 2016 and amounts unpaid as of September 30, 2017 and December 31, 2016 (dollars in thousands).

	Incurred		Incurred		Unpaid as of
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30, 2017	December 31, 2016
Type and Recipient	2017	2016	2017	2016
Incentive Fees on Income (1) - the Adviser, Sub-Adviser	$—	$—	$—	$—	$—	$—
Offering Costs - the Adviser, Sub-Adviser	272	405	1,000	1,226	18	(23)
Other (2) - the Adviser	81	125	551	278	37	121
Selling Commissions - Dealer Manager	501	1,242	2,368	3,884	127	92
Dealer Manager Fee - Dealer Manager	307	608	1,307	1,859	124	(6)
Due to Affiliates					$306	$184

Base Management Fees (1) - the Adviser, Sub-Adviser	$5,648	$4,905	$16,101	$14,092	$5,682	$5,054

(1)	Net of amounts waived by the Advisers.

(2)	Includes amounts the Adviser paid on behalf of the Company such as general and administrative services expenses.

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

As of September 30, 2017, the Company has reimbursed the Advisers approximately $11.6 million since inception for offering costs. As of September 30, 2017, the Advisers carried a balance of approximately $1.4 million for offering costs incurred on the Company’s behalf, net of reimbursement payments from the Company.

Note 11 – Share Repurchase Plan

Since inception of the share repurchase program, the Company funded the repurchase of $28.0 million in shares. For the nine months ended September 30, 2017 and 2016, the Company funded $14.0 million and $8.4 million, respectively, for shares tendered for repurchase under the plan approved by the board of directors. Since inception of the share repurchase program, the Company has funded all redemption requests validly tendered and not withdrawn.

For the Quarter Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered that were Repurchased	Repurchase Price per Share	Aggregate Consideration for Repurchased Shares
March 31, 2017	3/23/2017	614,179.64	100%	$8.23	$5,054,698
June 30, 2017	6/15/2017 and 6/16/2017	346,306.52	100%	$8.20	$2,839,713
September 30, 2017	9/21/2017	747,784.63	100%	$8.19	$6,124,356

Note 12 – Commitments and Contingencies

At September 30, 2017, the Company had a total of approximately $57.6 million in outstanding commitments comprising (i) 30 commitments to fund revolving loans that had not been fully drawn or term loans that had not been funded and (ii) four capital commitments that had not been fully called. The Company recognized unrealized depreciation of approximately $473,000 on the outstanding unfunded loan commitments and no unrealized appreciation or depreciation on the outstanding unfunded capital commitments during the nine months ended September 30, 2017. At December 31, 2016, the Company had a total of approximately $42.7 million in outstanding commitments comprising (i) 22 commitments to fund revolving loans that had not been fully drawn or term loans that had not been funded and (ii) three capital commitments that had not been fully called. The Company recognized unrealized depreciation of $266,000 on the outstanding unfunded loan commitments and unrealized appreciation of $14,000 on the outstanding unfunded capital commitments during the year ended December 31, 2016.

	Commitments and Contingencies
	(dollars in thousands)
	September 30, 2017	December 31, 2016
Unfunded Loan Commitments
Adams Publishing Group, LLC	$2,216	$—
Apex Linen Services, Inc.	403	397
Arcus Hunting, LLC	120	2,136
BarFly Ventures, LLC	—	881
BigName Holdings, LLC	101	—
Boccella Precast Products, LLC	500	—
Buca C, LLC	—	1,548
CapFusion Holding, LLC	—	394
CDHA Management, LLC	3,373	3,259
Charps, LLC	1,000	—
Clad-Rex Steel, LLC	100	—
CST Industries, Inc.	602	—
CTVSH, PLLC	200	—
Datacom, LLC	50	1,302

	Commitments and Contingencies
	(dollars in thousands)
	September 30, 2017	December 31, 2016
Unfunded Loan Commitments
Felix Investments Holdings II LLC	$1,667	$—
Gamber-Johnson Holdings, LLC	300	300
Guerdon Modular Holdings, Inc.	400	400
Hawk Ridge Systems, LLC	400	400
Hojeij Branded Foods, Inc.	2,090	2,000
Hostway Corporation	67	—
HW Temps LLC	200	50
Jackmont Hospitality, Inc.	—	1,200
LaMi Products, LLC	1,029	1,729
Market Force Information, Inc.	272	—
Meisler Operating, LLC	400	—
Minute Key, Inc.	2,000	197
Mystic Logistics, Inc.	200	194
NNE Issuer, LLC	7,000	—
NuStep, LLC	300	—
Pardus Oil & Gas, LLC	357	357
Permian Holdco 2	290	290
PPC/Shift, LLC	500	500
Resolute Industrial LLC	5,750	—
Strike, LLC	—	2,475
Unirush LLC	—	980
Volusion, LLC	—	2,955
Wireless Vision	8,289	—
Unfunded Capital Commitments
Brightwood Capital Fund III, LP	1,000	1,000
Brightwood Capital Fund IV, LP	9,000	10,000
Copper Trail Energy Fund	2,500	—
Freeport First Lien Loan Fund III, LP	4,941	7,737
Total	$57,617	$42,681

Note 13 – Subsequent Events

From October 1, 2017 through November 10, 2017, the Company funded approximately $1.9 million in investments and received proceeds from repayments and dispositions of approximately $62.0 million.

On October 19, 2017, the Company entered into an amendment to the EverBank Credit Facility, which increased the revolver commitments by the amount of $25.0 million (from $95.0 million to $120.0 million).

On October 19, 2017, the Company, the Adviser and the Sub-Adviser entered into a conditional income incentive fee agreement (the “Third Quarter 2017 Fee Waiver Agreement”), pursuant to which, for a period from July 1, 2017 through September 30, 2017, the Advisers could waive the “subordinated incentive fee on income,” as such term is defined in the Investment Advisory Agreement, upon the occurrence of any event that, in the Advisers’ sole discretion, causes such waiver to be deemed necessary. The Third Quarter 2017 Fee Waiver Agreement may require the Company to repay the Advisers for previously waived Expense Support Payments or waived base management fees or incentive fees under certain circumstances. The previously waived fees are potentially subject to repayment by the Company, if at all, within a period not to exceed three years from the date of each respective fee waiver.

On October 19, 2017, the Company’s board of directors approved an amendment and restatement of the Company’s distribution reinvestment plan (the “Amended DRP”). Under the Amended DRP, in the event that a continuous offering of the Company’s common stock is suspended or terminated, cash distributions paid to participating stockholders will be reinvested in additional common stock at a purchase price determined by the board of directors, or a committee thereof, in its sole discretion, that is (i) not less than the NAV per share determined in good faith by the board of directors, or a committee thereof, in its sole discretion, within forty-eight hours prior to the payment of the distribution (the “NAV Per Share”) and (ii) not more than 2.5% greater than the NAV Per Share as of such date. The Amended DRP will be effective as of, and will first apply to the reinvestment of cash distributions paid on or after, November 1, 2017.

On November 3, 2017, the Company filed a tender offer statement on Schedule TO with the SEC, to commence an offer by the Company to purchase, as approved by its board of directors, 1,619,437.09 shares of our issued and outstanding common stock, par value $0.001 per share. The offer is for cash at a purchase price equal to the NAV per share to be determined within 48 hours of the repurchase date.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is based on the condensed consolidated financial statements as of September 30, 2017 (unaudited) and December 31, 2016 and for the three and nine months ended September 30, 2017 and 2016. Amounts as of December 31, 2016 included in the unaudited condensed consolidated financial statements have been derived from the Company’s audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, as well as the audited consolidated financial statements, notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2016. Capitalized terms used in this Item 2 have the same meaning as in the accompanying condensed consolidated financial statements in Item 1 unless otherwise defined in this Report.

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
Our primary investment objective is to generate current income through debt and equity investments. A secondary objective is to generate long-term capital appreciation through equity and equity-related investments, including warrants, convertible securities and other rights to acquire equity securities. Our portfolio strategy calls is to invest primarily in illiquid debt and equity securities issued by LMM companies and Middle Market companies in private placements and negotiated transactions, which are traded in private over-the-counter markets for institutional investors. We will also invest in, and a significant portion of our assets are invested in, customized direct secured and unsecured loans to and equity securities of LMM companies, referred to as LMM securities. Typically, our investments in LMM companies require us to co-invest with Main Street Capital Corporation, a New York Stock Exchange listed BDC (“Main Street”), and/or its affiliates as a result of our sub-advisory relationship described below. We categorize some of our investments in LMM companies and Middle Market companies as private loan (“Private Loan”) portfolio investments. Private Loan investments, often referred to in the debt markets as “club deals,” are investments, generally in debt instruments, that we originate on a collaborative basis with other investment funds. Private Loan investments are typically similar in size, structure, terms and conditions to investments we hold in our LMM portfolio and Middle Market portfolio. Our portfolio also includes other portfolio (“Other Portfolio”) investments primarily consisting of our investment in HMS-ORIX SLF LLC (“HMS-ORIX”) and investments managed by third parties, which differ from the typical profiles for our other types of investments.

We previously registered for sale up to 150,000,000 shares of common stock pursuant to a registration statement on Form N-2 (File No. 333-178548) which was initially declared effective by the SEC on June 4, 2012 (the “Initial Offering”). The Initial Offering terminated on December 1, 2015. We raised approximately $601.2 million in the Initial Offering, including proceeds from the dividend reinvestment plan of approximately $22.0 million. We also registered for sale up to $1,500,000,000 worth of shares of common stock (the “Offering”) pursuant to a new registration statement on Form N-2 (File No. 333-204659), as amended, most recently declared effective on May 1, 2017. With the approval of our board of directors, we closed the Offering to new investors effective September 30, 2017. Through September 30, 2017, we raised approximately $172.0 million in the Offering, including proceeds from the distribution reinvestment plan of approximately $45.4 million.

Our business is managed by the Adviser, an affiliate of Hines, under an Investment Advisory and Administrative Services Agreement dated May 31, 2012, as amended (the “Investment Advisory Agreement”). We and the Adviser have retained MSC Adviser I, LLC (the “Sub-Adviser”), a wholly owned subsidiary of Main Street, as our investment sub-adviser pursuant to an Investment Sub-Advisory Agreement (the “Sub-Advisory Agreement”) to identify, evaluate, negotiate and structure prospective investments, make investment and portfolio management recommendations for approval by the Adviser, monitor our investment portfolio and provide certain ongoing administrative services to the Adviser. The Adviser and the Sub-Adviser are collectively referred to as the “Advisers,” and each is registered under the Investment Advisers Act of 1940, as amended. Upon the execution of the Sub-Advisory Agreement, Main Street became our affiliate. Our board of directors most recently reapproved the Investment Advisory Agreement and Sub-Advisory Agreement on May 12, 2017. We have engaged Hines Securities, Inc. (the “Dealer Manager”), an affiliate of the Adviser, to serve as the Dealer Manager for our offerings. The Dealer Manager is responsible for marketing our shares of common stock being offered pursuant to our offerings.

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

As of September 30, 2017, we had investments in 67 Middle Market debt investments, 40 Private Loan debt investments, 31 LMM debt investments, 31 LMM equity investments, five Middle Market equity investments, 11 Private Loan equity investments and seven Other Portfolio investments with an aggregate fair value of approximately $1,090.7 million, a cost basis of approximately

$1,110.9 million, and a weighted average effective annual yield of approximately 8.5%. The weighted average annual yield was calculated using the effective interest rates for all investments at September 30, 2017, including accretion of original issue discount and amortization of premium to par value, the amortization of fees received in connection with transactions, and assumes zero yield for investments on non-accrual status. Approximately 82.9% and 10.4% of our total portfolio investments (at fair value, excluding our Other Portfolio investments) were secured by first priority liens and second priority liens on portfolio company assets, respectively, with the remainder in unsecured debt investments and equity investments.

The level of new portfolio investment activity will fluctuate from period to period based upon our view of the current economic fundamentals, our ability to identify new investment opportunities that meet our investment criteria and our ability to close on the identified transactions. The level of new investment activity and associated interest and fee income will directly impact future investment income. While we intend to grow our portfolio and our investment income over the long-term, our growth and our operating results may be more limited during depressed economic periods. However, we intend to appropriately manage our cost structure and liquidity position based on applicable economic conditions and our investment outlook. The level of realized gains or losses and unrealized appreciation or depreciation will also fluctuate depending upon portfolio activity and the performance of our individual portfolio companies. The changes in realized gains and losses and unrealized appreciation or depreciation could have a material impact on our operating results.

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

Base Management Fee, Incentive Fee and Administrative Services Expense Reimbursement Waiver Agreements

From time to time, our Advisers may waive certain fees accrued under the Investment Advisory Agreement and the Sub-Advisory Agreement, as applicable. We may reimburse such waived fees within three years from the date of each respective fee waiver. See Note 10 - Related Party Transactions and Arrangements - Advisory Agreements and Conditional Fee Waiver to our condensed consolidated financial statements included elsewhere in this Report for additional information on our fee waivers and expense reimbursements.

Administration

Pursuant to the Investment Advisory Agreement and Sub-Advisory Agreement, we are required to pay or reimburse our Advisers for administrative services expenses, which include all costs and expenses related to our day-to-day administration and management not related to advisory services. For the three months ended September 30, 2017 and 2016, we incurred, and our Advisers waived the reimbursement of, administrative services expenses of approximately $694,000 and $529,000, respectively. For the nine months ended September 30, 2017 and 2016, we incurred, and our Advisers waived the reimbursement of, administrative services expenses of approximately $2.2 million and $1.6 million, respectively. On October 19, 2017, we and the Advisers agreed to an amendment to the 2014 Expense Reimbursement Agreement, which extended the period for waiver of reimbursement of administrative expenses accrued pursuant to the Investment Advisory Agreement and the Sub-Advisory Agreement through December 31, 2017. The waiver of the reimbursement of administrative service expenses is not subject to future reimbursement. See Note 10 - Related Party Transactions and Arrangements - Advisory Agreements and Conditional Fee Waiver to our condensed consolidated financial statements included elsewhere in this Report for additional information on our fee waivers and expense reimbursements.

CRITICAL ACCOUNTING POLICIES

Each of our critical accounting policies involves the use of estimates that require management to make assumptions that are subjective in nature. Management relies on its experience, collects historical and current market data, and analyzes these assumptions in order to arrive at what it believes to be reasonable estimates. In addition, application of these accounting policies involves the exercise of judgments regarding assumptions as to future uncertainties. Actual results could materially differ from these estimates. A disclosure of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2016 in Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no changes to our critical accounting policies during 2017, except to the extent described below.

Basis of Presentation and Consolidation

Our condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and accounting principles generally accepted in the United States of America and include the accounts of our wholly-owned consolidated subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Under the 1940 Act rules, regulations pursuant to Articles 6 and 10 of Regulation S-X and Topic 946-Financial Services-Investment Companies of the Accounting Standards Codification, as amended (the “ASC”), of the Financial Accounting Standards Board (“FASB”), we are precluded from consolidating portfolio company investments, including those in which we have a controlling interest, unless the portfolio company is a wholly-owned investment company. An exception to this general principle occurs if we own a controlled operating company whose purpose is to provide services to us such as an investment adviser or transfer agent. None of our investments qualifies for this exception. Therefore, our portfolio company investments, including those in which we have a controlling interest, are carried on the Consolidated Balance Sheet at fair value with changes to fair value recognized as “Net Unrealized Appreciation (Depreciation)” on the Consolidated Statements of Operations until the investment is realized, usually upon exit, resulting in any gain or loss on exit being recognized as a realized gain or loss. However, in the event that any controlled subsidiary exceeds the tests of significance set forth in Rules 3-09 or 4-08(g) of Regulation S-X, we will include required financial information for such subsidiary in the notes or as an attachment to our condensed consolidated financial statements.

PORTFOLIO INVESTMENT COMPOSITION

Our Middle Market portfolio investments primarily consist of direct or secondary purchases of interest-bearing debt securities in companies that are generally larger in size than the LMM companies included in our LMM portfolio. While our Middle Market debt investments are generally secured by a first priority lien, 16.8% of the fair value of our Middle Market portfolio is secured by second priority liens.

Our current LMM portfolio consists of debt investments secured by first and second priority liens (63.8% and 3.0% of the total fair value of the LMM portfolio, respectively) on the assets of the portfolio companies and equity investments (33.2% of the total fair value of the LMM portfolio) in privately held LMM companies as of September 30, 2017. The LMM debt investments generally mature between five and seven years from the original investment date. The LMM equity investments represent an equity position or the right to acquire an equity position through warrants.

Our Private Loan portfolio primarily consists of debt investments secured by first and second priority liens (92.5% and 1.5% of the total fair value of the Private Loan portfolio, respectively) on the assets of the portfolio companies, unsecured debt investments (3.4% of the total fair value of the Private Loan portfolio) and equity investments (2.6% of the total fair value of the Private Loan portfolio) in Private Loan companies as of September 30, 2017. The Private Loan debt investments typically have stated terms between three and seven years from the original investment date. The Private Loan equity investments represent an equity position or the right to acquire an equity position through warrants.

Our Other Portfolio investments primarily consist of our investment in HMS-ORIX (discussed in more detail below) and investments managed by third parties, which differ from the typical profiles for LMM, Middle Market and Private Loan portfolio investments. In the Other Portfolio investments, we may incur indirect fees and expenses in connection with investments managed by third parties, such as investments in other investment companies or private funds.

During the nine months ended September 30, 2017, we funded investment purchases of approximately $470.9 million and had two investments under contract to purchase as of September 30, 2017, for approximately $9.8 million, which settled or we scheduled to settle after September 30, 2017. We also received proceeds from sales and repayments of existing portfolio investments of approximately $370.9 million including $40.8 million in sales. Additionally, we had two investments under contract to sell as of September 30, 2017, for approximately $12.8 million, which represented the contract sales price. The combined result of these transactions increased our portfolio, on a cost basis, by approximately $108.5 million, or 10.8%, and the number of portfolio investments by 14 or 7.9%, compared to the portfolio as of December 31, 2016. As of September 30, 2017, the largest investment in an individual portfolio company represented approximately 2.8% of our portfolio’s fair value with the remaining investments in an individual portfolio company ranging from 0.0% to 1.6%. The average investment in our portfolio is approximately $5.7 million or 0.5% of the total portfolio. Our portfolio is broadened across individual portfolio investments, geographic regions, and industries. Further, our total portfolio’s investment composition (excluding our Other Portfolio investments) at fair value is comprised of 82.9% first lien debt securities and 10.4% second lien debt securities, with the remainder in unsecured debt investments and equity investments. First lien debt securities have priority over subordinated debt owed by the issuer with respect to the collateral pledged as security for the loan. Due to the relative priority of payment of first lien investments, these generally have lower yields than lower priority, less secured investments.

During the nine months ended September 30, 2016, we made investment purchases of approximately $275.1 million and had four investments under contract to purchase as of September 30, 2016 for approximately $30.4 million, which settled after September 30, 2016. We also received proceeds from sales and repayments of existing portfolio investments of approximately $222.4 million including $85.2 million in sales and had two investments under contract to sell as of September 30, 2016 for approximately $2.6 million, which represented the contract sales price.

The result of these transactions further diversified our geographic and industry concentrations and based upon our investment rating system, which is described further below, the weighted average rating of our LMM was approximately 2.7 and 2.6 as of September 30, 2017 and December 31, 2016, respectively. Lastly, the overall weighted average effective yield on our investment portfolio decreased from 8.9% as of December 31, 2016 to 8.5% as of September 30, 2017.

Summaries of the composition of our total investment portfolio at cost and fair value are shown in the following tables (this information excludes Other Portfolio investments):

	September 30, 2017				December 31, 2016
Cost:	LMM	Private Loan	Middle Market	Total	LMM	Private Loan	Middle Market	Total
First Lien Secured Debt	67.9%	92.5%	82.8%	83.8%	67.9%	92.0%	81.5%	82.3%
Second Lien Secured Debt	3.1	1.5	16.3	10.3	3.5	0.7	16.9	11.9
Unsecured Debt	—	3.3	0.1	1.0	—	4.9	0.9	1.6
Equity	27.9	2.5	0.8	4.7	26.9	2.0	0.7	3.9
Equity warrants	1.1	0.2	—	0.2	1.7	0.4	—	0.3
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	September 30, 2017				December 31, 2016
Fair Value:	LMM	Private Loan	Middle Market	Total	LMM	Private Loan	Middle Market	Total
First Lien Secured Debt	63.8%	92.5%	82.4%	82.9%	64.3%	91.5%	81.3%	81.5%
Second Lien Secured Debt	3.0	1.5	16.8	10.4	3.3	0.7	17.0	11.8
Unsecured Debt	—	3.4	0.1	1.1	—	4.9	0.9	1.7
Equity	32.2	2.4	0.7	5.4	30.7	2.1	0.8	4.6
Equity warrants	1.0	0.2	—	0.2	1.7	0.8	—	0.4
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

For the tables showing our total investment portfolio composition by geographic region and by industry, see Note 3 - Fair Value Hierarchy for Investments - Portfolio Investment Composition to our condensed consolidated financial statements included elsewhere in this Report.

Investment in HMS-ORIX

We co-invest in broadly-syndicated loans with ORIX Funds Corp. (“Orix”) through our investment in HMS-ORIX, which is organized as a Delaware limited liability company. Pursuant to the terms of the limited liability company agreement and through representation on the HMS-ORIX Board of Managers, we and Orix each have 50% voting control of HMS-ORIX and together will agree on all portfolio and investment decisions as well as all other significant actions for HMS-ORIX. We do not operationally control HMS-ORIX, and, accordingly, we do not consolidate the operations of HMS-ORIX within the consolidated financial statements. As of September 30, 2017, we and Orix have committed to provide, and have funded, an aggregate of $50.0 million of equity to HMS-ORIX, with us providing $30.0 million (60% of the equity) and Orix providing $20.0 million (40% of the equity).

As of September 30, 2017, HMS-ORIX had total assets of $146.4 million and HMS-ORIX’s portfolio consisted of 69 broadly-syndicated loans, generally in industries similar to those in which we may directly invest.

On April 5, 2017, HMS-ORIX closed on a $100.0 million credit facility with Bank of America, N.A. The facility has a maturity date of April 5, 2020 and borrowings under the facility bear interest at a rate equal to LIBOR plus 1.65% per annum. As of September 30, 2017, $90.0 million was outstanding under this facility. Borrowings under the facility are secured by substantially all of the assets of HMS-ORIX. If we were to include our pro-rata share of the borrowings under the HMS-ORIX credit facility as leverage on our balance sheet as of September 30, 2017, our asset coverage ratio as of such date would have been 207%, assuming unfunded commitments are treated as senior securities.

The following table presents a summary of HMS-ORIX’s portfolio as of September 30, 2017 (dollars in thousands):

As of September 30, 2017

Total debt investments (1)	$139,700
Weighted average effective yield on loans(2)	4.82%
Largest loan to a single borrower(1)	$3,505
Total of 10 largest loans to borrowers(1)	$31,212
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

The following table presents a listing of HMS-ORIX’s individual loans as of September 30, 2017:

HMS-ORIX
Loan Portfolio
As of September 30, 2017
(dollars in thousands)
Portfolio Company	Industry	Type of Investment	Principal	Cost	Fair Value

Acosta, Inc.	Commercial Services and Supplies	LIBOR (3 months) + 3.25%, Current Coupon 4.49%, Secured Debt (Maturity - September 26, 2021)	$2,000	$1,873	$1,778
Acrisure, LLC	Insurance	LIBOR (1 month) + 5.00%, Current Coupon 6.27%, Secured Debt (Maturity - November 22, 2023)	1,990	1,997	2,017
Advantage Sales & Marketing Inc.	Commercial Services and Supplies	LIBOR (1 month) + 3.25%, Current Coupon 4.56%, Secured Debt (Maturity - July 23, 2021)	1,995	1,939	1,882
Air Medical Group Holdings Inc	Health Care Providers & Services	LIBOR (6 months) + 4.00%, Current Coupon 5.24%, Secured Debt (Maturity - April 28, 2022)	1,995	1,985	1,996
Albany Molecular Research, Inc.	Life Sciences Tools and Services	LIBOR (1 month) + 3.25%, Current Coupon 4.58%, Secured Debt (Maturity - August 28, 2024)	100	100	100
Alphabet Holding Company, Inc.	Food Products	LIBOR (3 months) + 3.50%, Current Coupon 4.83%, Secured Debt (Maturity - September 26, 2024)	2,000	1,990	1,980
American Seafoods Group LLC	Food Products	LIBOR (1 month) + 3.25%, Current Coupon 4.49%, Secured Debt (Maturity - August 21, 2023)	1,500	1,493	1,510
Ancestry.com Operations Inc.	Internet Software & Services	LIBOR (1 month) + 3.25%, Current Coupon 4.49%, Secured Debt (Maturity - October 19, 2023)	2,000	2,019	2,017
Arch Coal, Inc.	Metals & Mining	LIBOR (1 month) + 3.25%, Current Coupon 4.49%, Secured Debt (Maturity - March 7, 2024)	1,990	1,997	2,002
AshCo, Inc.	Specialty Retail	LIBOR (3 months) + 5.00%, Current Coupon 6.30%, Secured Debt (Maturity - December 15, 2023)	2,000	1,955	1,889
Asurion, LLC	Insurance	LIBOR (1 month) + 3.00%, Current Coupon 4.24%, Secured Debt (Maturity - November 3, 2023)	1,316	1,316	1,323
Atkore International, Inc.	Electric Equipment, Instruments & Components	LIBOR (3 months) + 3.00%, Current Coupon 4.34%, Secured Debt (Maturity - December 22, 2023)	2,985	3,014	3,006
Avantor Performance Materials Holdings, Inc.	Biotechnology	LIBOR (1 month) + 4.00%, Current Coupon 5.24%, Secured Debt (Maturity - March 8, 2024)	2,985	3,021	2,998
BCP Renaissance	Oil, Gas and Consumable Fuels	LIBOR (3 months) + 4.00%, Current Coupon 5.32%, Secured Debt (Maturity - September 19, 2024)	600	602	607

HMS-ORIX
Loan Portfolio
As of September 30, 2017
(dollars in thousands)
Portfolio Company	Industry	Type of Investment	Principal	Cost	Fair Value

BMC Software Finance, Inc.	Software	LIBOR (1 month) + 4.00%, Current Coupon 5.24%, Secured Debt (Maturity - September 12, 2022)	$2,972	$2,996	$2,992
Builders FirstSource, Inc.	Building Products	LIBOR (1 month) + 3.00%, Current Coupon 4.33%, Secured Debt (Maturity - February 29, 2024)	2,985	2,981	2,998
Calpine Corporation	Independent Power & Renewable Elec. Producers	LIBOR (3 months) + 2.75%, Current Coupon 4.09%, Secured Debt (Maturity - January 15, 2023)	1,995	2,002	1,994
CHS/Community Health Systems, Inc.	Health Care Providers & Services	LIBOR (3 months) + 3.00%, Current Coupon 4.32%, Secured Debt (Maturity - January 27, 2021)	1,646	1,640	1,638
Clubcorp Club Operations, Inc.	Real Estate Management and Development	LIBOR (3 months) + 3.25%, Current Coupon 4.59%, Secured Debt (Maturity - August 16, 2024)	2,000	1,990	1,991
Colorado Buyer Inc	Technology Hardware, Storage & Peripherals	LIBOR (3 months) + 3.00%, Current Coupon 4.31%, Secured Debt (Maturity - May 1, 2024)	2,993	3,003	3,011
Confie Seguros Holding II Co.	Insurance	LIBOR (1 month) + 5.50%, Current Coupon 6.74%, Secured Debt (Maturity - April 19, 2022)	1,990	1,997	1,965
CPI International, Inc.	Aerospace & Defense	LIBOR (1 month) + 3.50%, Current Coupon 4.74%, Secured Debt (Maturity - July 26, 2024)	2,000	2,000	2,003
Diamond Resorts International, Inc.	Hotels, Restaurants & Leisure	LIBOR (1 month) + 6.00%, Current Coupon 7.24%, Secured Debt (Maturity - September 1, 2023)	1,990	2,019	2,004
Duff & Phelps Corporation	Diversified Financial Services	LIBOR (3 months) + 3.75%, Current Coupon 5.08%, Secured Debt (Maturity - April 23, 2020)	1,990	2,003	1,996
EFS Cogen Holdings I LLC	Electric Utilities	LIBOR (3 months) + 3.50%, Current Coupon 4.84%, Secured Debt (Maturity - June 28, 2023)	1,929	1,942	1,955
Endo Luxembourg Finance Company I S.a.r.l.	Pharmaceuticals	LIBOR (1 month) + 4.25%, Current Coupon 5.50%, Secured Debt (Maturity - April 29, 2024)	1,995	2,014	2,017
Envision Healthcare Corporation	Health Care Providers & Services	LIBOR (1 month) + 3.00%, Current Coupon 4.24%, Secured Debt (Maturity - December 1, 2023)	2,487	2,488	2,499
Everi Payments Inc.	Leisure Products	LIBOR (3 months) + 4.50%, Current Coupon 5.74%, Secured Debt (Maturity - May 9, 2024)	1,995	1,988	2,015
First American Payment Systems, L.P.	Diversified Financial Services	LIBOR (1 month) + 5.75%, Current Coupon 6.98%, Secured Debt (Maturity - January 5, 2024)	961	972	963
Fitness International, LLC	Hotels, Restaurants & Leisure	Prime + 3.25%, Current Coupon 7.50%, Secured Debt (Maturity - July 1, 2020)	2,000	2,027	2,013
Flex Acquisition Company Inc	Containers and Packaging	LIBOR (3 months) + 3.00%, Current Coupon 4.30%, Secured Debt (Maturity - December 29, 2023)	2,000	2,010	2,007
Flexera Software LLC	Software	LIBOR (1 month) + 3.50%, Current Coupon 4.83%, Secured Debt (Maturity - April 2, 2020)	1,995	2,015	2,008
Gardner Denver, Inc.	Machinery	LIBOR (1 month) + 2.75%, Current Coupon 4.08%, Secured Debt (Maturity - July 30, 2024)	2,000	2,010	2,005
Golden Nugget, Inc.	Hotels, Restaurants & Leisure	LIBOR (1 month) + 3.25%, Current Coupon 4.49%, Secured Debt (Maturity - October 4, 2023)	1,995	1,995	2,007
Greatbatch Ltd.	Health Care Equipment & Supplies	LIBOR (2 months) + 3.50%, Current Coupon 4.74%, Secured Debt (Maturity - October 27, 2022)	2,794	2,811	2,814

HMS-ORIX
Loan Portfolio
As of September 30, 2017
(dollars in thousands)
Portfolio Company	Industry	Type of Investment	Principal	Cost	Fair Value

GYP Holdings III Corp.	Trading Companies & Distributors	LIBOR (1 month) + 3.00%, Current Coupon 4.31%, Secured Debt (Maturity - March 31, 2023)	$3,491	$3,516	$3,521
Harbor Freight Tools USA, Inc.	Specialty Retail	LIBOR (1 month) + 3.25%, Current Coupon 4.49%, Secured Debt (Maturity - August 18, 2023)	1,980	1,987	1,990
HD Supply Waterworks, Ltd.	Trading Companies & Distributors	LIBOR (3 months) + 3.00%, Current Coupon 4.46%, Secured Debt (Maturity - August 1, 2024)	140	140	140
Horizon Pharma, Inc.	Pharmaceuticals	LIBOR (1 month) + 3.75%, Current Coupon 5.00%, Secured Debt (Maturity - March 29, 2024)	1,995	2,014	2,016
IG Investments Holdings, LLC	Professional Services	LIBOR (1 month) + 4.00%, Current Coupon 5.33%, Secured Debt (Maturity - October 31, 2021)	1,990	2,001	2,012
Jackson Hewitt Tax Service Inc.	Diversified Consumer Services	LIBOR (1 month) + 7.00%, Current Coupon 8.31%, Secured Debt (Maturity - July 30, 2020)	1,939	1,861	1,876
KC MergerSub, Inc.	Diversified Consumer Services	LIBOR (1 month) + 3.75%, Current Coupon 5.08%, Secured Debt (Maturity - August 12, 2022)	2,489	2,495	2,486
KMG Chemicals, Inc.	Chemicals	LIBOR (1 month) + 4.25%, Current Coupon 5.49%, Secured Debt (Maturity - June 13, 2024)	1,304	1,299	1,326
LANDesk Group, Inc.	Software	LIBOR (1 month) + 4.25%, Current Coupon 5.49%, Secured Debt (Maturity - January 22, 2024)	995	1,001	972
Learfield Communications LLC	Media	LIBOR (1 month) + 3.25%, Current Coupon 4.49%, Secured Debt (Maturity - December 1, 2023)	1,995	2,015	2,009
LTS Buyer LLC	Diversified Telecommunication Services	LIBOR (3 months) + 3.25%, Current Coupon 4.49%, Secured Debt (Maturity - April 13, 2020)	2,984	3,008	2,994
MA FinanceCo., LLC	Electronic Equipment, Instruments and Components	LIBOR (1 month) + 2.75%, Current Coupon 3.99%, Secured Debt (Maturity - June 21, 2024)	387	387	388
Mohegan Tribal Gaming Authority	Hotels, Restaurants & Leisure	LIBOR (1 month) + 4.00%, Current Coupon 5.24%, Secured Debt (Maturity - October 13, 2023)	1,990	2,009	2,013
MPH Acquisition Holdings LLC	Health Care Technology	LIBOR (3 months) + 3.00%, Current Coupon 4.33%, Secured Debt (Maturity - June 7, 2023)	2,991	3,033	3,018
NAB Holdings, LLC	IT Services	LIBOR (3 months) + 3.50%, Current Coupon 4.83%, Secured Debt (Maturity - June 14, 2024)	1,995	1,985	2,009
Ortho-Clinical Diagnostics, Inc	Life Sciences Tools and Services	LIBOR (1 month) + 3.75%, Current Coupon 5.08%, Secured Debt (Maturity - June 30, 2021)	1,990	1,985	1,999
QUIKRETE Holdings, Inc.	Construction Materials	LIBOR (1 month) + 2.75%, Current Coupon 3.99%, Secured Debt (Maturity - November 15, 2023)	2,985	2,985	2,988
Rackspace Hosting, Inc.	Electric Equipment, Instruments & Components	LIBOR (1 month) + 3.00%, Current Coupon 4.31%, Secured Debt (Maturity - November 3, 2023)	3,292	3,318	3,291
Scientific Games International, Inc.	Leisure Products	LIBOR (1 month) + 3.25%, Current Coupon 4.49%, Secured Debt (Maturity - August 14, 2024)	400	402	401
Seattle Spin Co.	Electronic Equipment, Instruments and Components	LIBOR (3 months) + 2.75%, Current Coupon 3.99%, Secured Debt (Maturity - June 21, 2024)	2,613	2,616	2,622
SeaWorld Parks & Entertainment, Inc.	Hotels, Restaurants & Leisure	LIBOR (3 months) + 3.00%, Current Coupon 4.33%, Secured Debt (Maturity - April 1, 2024)	1,990	1,992	1,933

HMS-ORIX
Loan Portfolio
As of September 30, 2017
(dollars in thousands)
Portfolio Company	Industry	Type of Investment	Principal	Cost	Fair Value

Signode Industrial Group US Inc.	Machinery	LIBOR (1 month) + 2.75%, Current Coupon 3.99%, Secured Debt (Maturity - April 30, 2021)	$2,840	$2,861	$2,855
Staples, Inc.	Distributors	LIBOR (3 month) + 4.00%, Current Coupon 5.31%, Secured Debt (Maturity - August 15, 2024)	2,000	1,995	1,993
Telenet Financing USD LLC	Diversified Telecommunication Services	LIBOR (1 month) + 2.75%, Current Coupon 3.98%, Secured Debt (Maturity - June 30, 2025)	3,000	3,013	3,012
Transdigm, Inc.	Aerospace & Defense	LIBOR (1 month) + 3.00%, Current Coupon 4.24%, Secured Debt (Maturity - June 9, 2023)	1,990	1,997	1,997
		LIBOR (1 month) + 3.00%, Current Coupon 4.24%, Secured Debt (Maturity - August 22, 2024)	1,003	1,000	1,005
				2,997	3,002
Travelport Finance (Luxembourg) S.A.R.L.	Internet Software & Services	LIBOR (3 months) + 2.75%, Current Coupon 4.06%, Secured Debt (Maturity - September 2, 2021)	1,951	1,951	1,951
Traverse Midstream Partners LLC	Oil, Gas and Consumable Fuels	LIBOR (3 months) + 4.00%, Current Coupon 5.33%, Secured Debt (Maturity - September 30, 2024)	781	784	792
UFC Holdings, LLC	Media	LIBOR (3 months) + 3.25%, Current Coupon 4.49%, Secured Debt (Maturity - August 18, 2023)	1,990	2,002	2,001
Ultra Resources, Inc.	Oil, Gas and Consumable Fuels	LIBOR (1 month) + 3.00%, Current Coupon 4.31%, Secured Debt (Maturity - April 12, 2024)	2,000	2,002	2,001
Valeant Pharmaceuticals International, Inc.	Pharmaceuticals	LIBOR (1 month) + 4.75%, Current Coupon 5.99%, Secured Debt (Maturity - April 1, 2022)	2,547	2,559	2,596
Vertiv Group Corporation	Electrical Equipment	LIBOR (3 months) + 4.00%, Current Coupon 5.24%, Secured Debt (Maturity - November 30, 2023)	2,000	2,019	2,018
Vistra Operations Company LLC	Electric Utilities	LIBOR (2 months) + 2.75%, Current Coupon 3.98%, Secured Debt (Maturity - December 14, 2023)	1,990	2,002	1,999
WideOpenWest Finance, LLC	Diversified Telecommunication Services	LIBOR (1 month) + 3.25%, Current Coupon 4.48%, Secured Debt (Maturity - August 18, 2023)	3,505	3,516	3,504
Total Loan Portfolio				$139,954	$139,728

For the three and nine months ended September 30, 2017, we did not accrue dividend income in respect of our investment in HMS-ORIX.

The following tables show the summarized financial information for HMS-ORIX (dollars in thousands):

As of
Balance Sheet Data	September 30, 2017
Assets
Portfolio investments at fair value	$139,728
Cash and cash equivalents	5,470
Deferred financing costs	989
Other assets	230
Total assets	$146,417

Liabilities
Debt	$90,000
Payable for securities purchased	5,371
Accounts payable and accrued expenses	186
Total liabilities	95,557
Net assets	50,860
Total liabilities and net assets	$146,417

Period from inception (April 4, 2017) to September 30, 2017

Selected Statement of Operations Information
Interest income	$2,048
Dividend income	—
Total income	2,048
Interest expense	866
Other expenses	79
Total expenses	945
Net investment income	1,103
Unrealized (depreciation) on investments	(226)
Realized (losses) from investments	(17)
Net increase in net assets	$860

PORTFOLIO ASSET QUALITY

As of September 30, 2017, we owned a broad portfolio of 192 investments in 132 companies representing a wide range of industries. We believe that this broad portfolio adds to the structural protection of the portfolio, revenue sources, income, cash flows and dividends. The portfolio included the following:

▪
67 debt investments in 59 Middle Market portfolio companies with an aggregate fair value of approximately $587.7 million and a cost basis of approximately $611.3 million. The Middle Market debt investments had a weighted average annual effective yield of approximately 8.8%, which is calculated assuming the investments on non-accrual status are non-yielding, and 83.0% of the Middle Market debt investments were secured by first priority liens. Further, 87.4% of the Middle Market investments contain variable rates, though a majority of the investments with variable rates are subject to contractual minimum base interest rates between 100 and 150 basis points.

▪
40 debt investments in 38 Private Loan portfolio companies with an aggregate fair value of approximately $305.5 million and a cost basis of approximately $306.9 million. The Private Loan debt investments had a weighted average annual effective yield of approximately 8.9%, which is calculated assuming the investments on non-accrual status are non-yielding, and 95.0% of the Private Loan debt investments were secured by first priority liens. Further, 94.5% of the Private Loan debt investments contain variable rates, though a majority of the investments with variable rates are subject to contractual minimum base interest rates between 100 and 150 basis points.

▪
31 debt investments in 28 LMM portfolio companies with an aggregate fair value of approximately $92.8 million and a cost basis of approximately $94.2 million. The LMM debt investments had a weighted average annual effective yield of approximately 11.7% and 95.5% of the debt investments were secured by first priority liens. Also, 45.4% of the LMM debt investments are fixed rate investments with fixed interest rates between 7.2% and 15.0%. Further, 22 LMM debt investments, representing approximately 54.6% of the LMM debt investments have variable rates subject to a contractual minimum base interest rate of 100 basis points.

▪
45 equity investments and nine equity warrant investments in 26 LMM portfolio companies, eight Private Loan portfolio companies, four Middle Market portfolio companies and five Other Portfolio companies with an aggregate fair value of approximately $104.8 million and a cost basis of approximately $98.5 million.

Overall, as of September 30, 2017, our investment portfolio had a weighted average effective yield on our investments of approximately 8.5%, and 79.5% of our total portfolio’s investment composition (including our Other Portfolio investments) was secured by first priority liens.

As of September 30, 2017, we had five investments in four portfolio companies that were on non-accrual status, which comprised approximately 0.3% of our total investment portfolio at fair value and 1.1% of the total investment portfolio at cost. As of December 31, 2016, we had three investments in two portfolio companies that were on non-accrual status, which comprised approximately 0.2% of the total investment portfolio at fair value and 0.8% of the total investment portfolio at cost. For those investments in which S&P credit ratings are available, which represents approximately 33.3% of the portfolio as of September 30, 2017, the portfolio had a weighted average effective credit rating of B.

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

The following table shows the distribution of our LMM portfolio investments on the 1 to 5 investment rating scale at fair value as of September 30, 2017 and December 31, 2016 (dollars in thousands):

	September 30, 2017		December 31, 2016
Investment Rating	Investments at Fair Value	Percentage of Total LMM Portfolio	Investments at Fair Value	Percentage of Total LMM Portfolio
1	$2,600	1.9%	$1,541	1.3%
2	44,611	32.1	56,244	48.5
3	84,268	60.6	50,764	43.7
4	5,803	4.2	7,511	6.5
5	1,661	1.2	—	—
Total	$138,943	100.0%	$116,060	100.0%

Based upon the investment rating system, the weighted average rating of our LMM portfolio at fair value was approximately 2.7 and 2.6 as of September 30, 2017 and December 31, 2016, respectively.

DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS COMPARISONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017 AND SEPTEMBER 30, 2016

Total Investment Income, Operating Expenses, Net Assets

For the three months ended September 30, 2017 and 2016, our total investment income was approximately $25.3 million and $22.2 million, respectively, consisting predominately of interest income. As of September 30, 2017, the portfolio had a weighted average annual effective yield on investments of approximately 8.5% compared to 8.5% as of September 30, 2016, and our average investment portfolio for the three months ended September 30, 2017 was $1,067.8 million compared to $931.5 million for the three months ended September 30, 2016. Additionally, during the three months ended September 30, 2017 and 2016, we accreted approximately $2.9 million and $2.7 million, respectively, of unearned income into interest income. The increase in interest income was primarily due to (i) the growth in our total portfolio resulting from the investment of additional equity capital raised and borrowings under our amended and restated senior secured revolving credit facility (the “EverBank Credit Facility”) entered into by us, HMS Equity Holding, LLC and HMS Equity Holding II, Inc., our wholly-owned subsidiaries, with EverBank Commercial Finance, Inc. as administrative agent and certain financial institutions as lenders, and the amended and restated credit agreement entered into by HMS Funding I, LLC, our wholly owned subsidiary, with Deutsche Bank AG, New York Branch as administrative agent (the “Deutsche Bank Credit Facility,” and, together with our EverBank Credit Facility, the “Credit Facilities”) and (ii) acceleration of the accretion of original issuance discounts primarily resulting from principal repayments on certain portfolio investments. We believe further increases in investment income in future periods may arise due to (i) a growing base of portfolio company investments and (ii) investments being held for the entire period relative to incremental net investment activity during each quarter. For information on the Credit Facilities, see Note 5 - Borrowings to our condensed consolidated financial statements included elsewhere in this report.

For the three months ended September 30, 2017 and 2016, we recognized $213,000 and $191,000, respectively, of non-recurring fee income received from our portfolio companies or other third parties, which accounted for approximately 0.8% and 0.9%, respectively, of our total investment income during such period.  Such fee income is transaction based and typically consists of prepayment fees, structuring fees, amendment and consent fees and other non-recurring fees. As such, future fee income is generally dependent on new direct origination investments and the occurrence of prepayments and other events at existing portfolio companies resulting in such fees.

For the three months ended September 30, 2017 and 2016, expenses, net of incentive fee and administrative services expense waivers, were approximately $12.3 million and $9.7 million, respectively. The increase in expenses is primarily due to (i) an increase in interest expense of $1.1 million, (ii) an increase in base management fees and incentive fees (net of fee waivers) of $0.7 million and (iii) an increase in amortization of offering costs of $0.6 million. Interest expense increased primarily due to an increase in our average borrowings of approximately $57.5 million during the period and an increase in our cost of borrowing on the Credit Facilities. Average borrowings were $453.5 million for the three months ended September 30, 2017 compared to $396.0 million for the three months ended September 30, 2016. As of September 30, 2017 and 2016, the annualized interest rate on our borrowings was 4.0% and 3.3%, respectively. Base management fees and incentive fees (net of fee waivers) increased primarily due to an increase in our average gross assets.

For the three months ended September 30, 2017, the net increase in net assets resulting from operations (gross of stockholder distributions declared) was approximately $8.7 million. The increase was attributable to (i) net investment income of approximately $13.0 million and (ii) realized gains of approximately $0.7 million, offset by unrealized depreciation on investments of approximately $5.1 million.

For the three months ended September 30, 2016, the net increase in net assets resulting from operations (gross of stockholder distributions declared) was approximately $22.3 million. The increase was primarily attributable to (i) net investment income of approximately $12.5 million and (ii) unrealized appreciation on investments of approximately $11.8 million, offset by net realized losses of approximately $1.9 million.

RESULTS COMPARISONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND SEPTEMBER 30, 2016

Total Investment Income, Operating Expenses, Net Assets

For the nine months ended September 30, 2017 and 2016, our total investment income was approximately $76.2 million and $64.7 million, respectively, consisting predominately of interest income. As of September 30, 2017, the portfolio had a weighted average annual effective yield on investments of approximately 8.5% compared to 8.5% as of September 30, 2016, and our average investment portfolio for the nine months ended September 30, 2017 was $1,021.0 million compared to $893.4 million for the nine months ended September 30, 2016. Additionally, during the nine months ended September 30, 2017 and 2016, we accreted approximately $10.8 million and $7.8 million, respectively, of unearned income into interest income. The increase in interest income was primarily due to (i) the growth in our total portfolio resulting from the investment of additional equity capital raised and borrowings under the Credit Facilities and (ii) acceleration of the accretion of original issuance discounts primarily resulting from principal repayments on certain portfolio investments. We believe further increases in investment income in future periods may arise due to (i) a growing base of portfolio company investments and (ii) investments being held for the entire period relative to incremental net investment activity during each quarter.

For the nine months ended September 30, 2017 and 2016, we recognized $1.9 million and $871,000, respectively, of non-recurring fee income received from our portfolio companies or other third parties, which accounted for approximately 2.5% and 1.3%, respectively, of our total investment income during such period.  Such fee income is transaction based and typically consists of prepayment fees, structuring fees, amendment and consent fees and other non-recurring fees. As such, future fee income is generally dependent on new direct origination investments and the occurrence of prepayments and other events at existing portfolio companies resulting in such fees.

For the nine months ended September 30, 2017 and 2016, expenses, net of incentive fee and administrative services expense waivers, were approximately $33.0 million and $27.9 million, respectively. The increase in expenses is primarily due to (i) an increase in interest expense of $2.1 million, (ii) an increase in base management fees and incentive fees (net of fee waivers) of $2.0 million and (iii) an increase in the amortization of offering costs of $1.3 million. Base management fees and incentive fees (net of fee waivers) increased primarily due to an increase in our average gross assets. Interest expense increased primarily due to an increase in our average borrowings of approximately $34.8 million during the period and an increase in our cost of borrowing on the Credit Facilities. Average borrowings were $426.5 million for the nine months ended September 30, 2017 compared to $391.8 million for the nine months ended September 30, 2016. As of September 30, 2017 and 2016, the annualized interest rate on borrowings was 4.0% and 3.3%, respectively.

For the nine months ended September 30, 2017, the net increase in net assets resulting from operations (gross of stockholder distributions declared) was approximately $39.4 million. The increase was attributable to (i) net investment income of approximately $43.2 million and (ii) net realized gains of approximately $3.4 million, offset by unrealized depreciation on investments of approximately $7.2 million. The realized gains were primarily the result of the exit of one Private Loan equity investment and one Other Portfolio investment.

For the nine months ended September 30, 2016, the net increase in net assets resulting from operations (gross of stockholder distributions declared) was approximately $37.8 million. The increase was attributable to (i) net investment income of approximately $36.8 million and (ii) unrealized appreciation on investments of approximately $12.9 million, offset by realized losses of approximately $12.0 million.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Overview

As of September 30, 2017, we had approximately $39.7 million in cash and cash equivalents, which we held in various custodial accounts. In addition, as of September 30, 2017, we had $5.0 million in capacity available under the Credit Facilities. To seek to enhance our returns, we intend to continue to employ leverage as market conditions permit and at the discretion of our Adviser, but in no event will leverage employed exceed 50% of the value of our assets, as required by the 1940 Act. See “Liquidity and Cash Flows - Financing Arrangements.”

As of September 30, 2017, we had 30 senior secured loan investments and four equity investments with aggregate unfunded commitments of $57.6 million. We believe that we maintain sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise.

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

Liquidity and Capital Resources

Cash Flows

For the nine months ended September 30, 2017, we experienced a net increase in cash and cash equivalents of approximately $16.0 million. During that period, approximately $68.5 million of cash was used in our operating activities, which principally consisted of the purchase of new portfolio investments of $470.9 million and accretion of unearned income of $10.8 million, offset by principal repayments from and sales of investments in portfolio companies of $370.9 million and a net increase in net assets resulting from operations of approximately $39.4 million. During the nine months ended September 30, 2017, approximately

$84.5 million was provided by financing activities, which principally consisted of $41.6 million in net stock offering proceeds received and a net $77.0 million increase in borrowings under the Credit Facilities, offset by $19.5 million in cash distributions paid to stockholders and $14.0 million in cash used for the redemption of our common stock.

For the nine months ended September 30, 2016, we experienced a net increase in cash and cash equivalents of approximately $16.0 million. During that period, approximately $20.3 million of cash was used in our operating activities, which principally consisted of the purchase of new portfolio investments of $275.1 million, offset by principal repayments from and sales of investments in portfolio companies of $222.4 million and a net increase in net assets resulting from operations of approximately $37.8 million. During the nine months ended September 30, 2016, approximately $36.3 million was provided by financing activities, which principally consisted of $56.5 million in net stock offering proceeds received and a net $5.0 million increase in borrowings under the Credit Facilities, offset by $16.4 million in cash distributions paid to stockholders and $8.4 million in cash distributions used for the redemption of our common stock.

Continuous Public Offering

With the approval of our board of directors, we closed the Offering to new investors effective September 30, 2017. During the nine months ended September 30, 2017, we raised proceeds of $66.6 million from the Offering, including proceeds from the distribution reinvestment plan, and incurred $3.7 million for selling commissions and Dealer Manager fees. We also incurred an obligation for $1.0 million of costs related to the Offering.

During the nine months ended September 30, 2016, we raised proceeds of $81.7 million from the Offering, including proceeds from the distribution reinvestment plan, and incurred $5.7 million for selling commissions and Dealer Manager fees. We also incurred an obligation for $1.2 million of costs related to the Offering.

Distributions

The following table reflects the cash distributions per share that we have declared on our common stock during the nine months ended September 30, 2017 and 2016 (dollars in thousands except per share amounts).

	Distributions
	Per Share	Amount
2017
Three months ended September 30, 2017	$0.17	$13,910
Three months ended June 30, 2017	$0.18	$13,438
Three months ended March 31, 2017	$0.17	$12,922
2016
Three months ended September 30, 2016	$0.17	$12,307
Three months ended June 30, 2016	$0.18	$11,650
Three months ended March 31, 2016	$0.17	$11,037

On September 19, 2017, with the authorization of our board of directors, we declared distributions to our stockholders for the period of October 2017 through December 2017. These distributions have been, or will be, calculated based on stockholders of record each day from October 1, 2017 through December 31, 2017 in an amount equal to $0.00191781 per share, per day. Distributions are paid on the first business day following the completion of each month to which they relate.

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
The determination of the tax attributes of our distributions is made annually at the end of our taxable year, based upon our taxable income for the full taxable year and distributions paid for the full taxable year. Therefore, a determination made on an interim basis may not be representative of the actual tax attributes of distributions for a full year. If we had determined the tax attributes of our distributions taxable year-to-date as of September 30, 2017, 100% would be from our current and accumulated earnings and profits. However, there can be no certainty to stockholders that this determination is representative of what the actual tax attributes of our anticipated fiscal and taxable years ending December 31, 2017 distributions to stockholders will be. The actual tax characteristics of distributions to stockholders will be reported to the Internal Revenue Service and stockholders subject to information reporting after the close of each calendar year on Form 1099-DIV.

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

In order to satisfy the Code’s requirements applicable to entities subject to tax as RICs, we are required to distribute substantially all of our taxable income to our stockholders on an annual basis. However, we may elect to spill over certain excess undistributed taxable income from one taxable year into the next taxable year, which may require us to incur a 4% nondeductible U.S. federal excise tax on such excess undistributed taxable income. In order to avoid the imposition of the 4% nondeductible excise tax, we need to distribute, in respect of each calendar year dividends for U.S. federal income tax purposes of an amount at least equal to the sum of (1) 98.0% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gain in excess of capital loss, or capital gain net income, adjusted for certain ordinary losses, generally for the one-year period ending on October 31 of such calendar year (or, if we so elect, for the calendar year) and (3) any net ordinary income and capital gain net income for the preceding calendar years that was not distributed during such calendar years and on which we incurred no U.S. federal income tax.

Financing Arrangements

We anticipate that we will continue to fund our investment activities through existing cash, capital raised from our stock offerings, and borrowings on the Credit Facilities. However, with the approval of our board of directors, we closed the Offering to new investors effective September 30, 2017. Our primary uses of funds in both the short-term and long-term are expected to be investments in portfolio companies, operating expenses and cash distributions to holders of our common stock.

As of September 30, 2017, we had $95.0 million outstanding and $0.0 million available under our EverBank Credit Facility, and $395.0 million outstanding and $5.0 million available under the Deutsche Bank Credit Facility, both of which we estimated approximated fair value. Availability under the Credit Facilities is subject to certain limitations and the asset coverage restrictions under the 1940 Act. For further information on our Credit Facilities, including key terms and financial covenants, refer to Note 5 - Borrowings to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016 as well as Note 5 - Borrowings to the condensed consolidated financial statements included elsewhere in this Report.

As a BDC, we generally are required to meet a coverage ratio of total assets to total senior securities, which include borrowings and any preferred stock we may issue in the future, of at least 200%. As of September 30, 2017, our asset coverage ratio under BDC regulations was 218% when assuming unfunded commitments are treated as senior securities. As of December 31, 2016, our asset coverage ratio under BDC regulations was 245% when assuming unfunded commitments are treated as senior securities. As of September 30, 2017, considering these limitations, we had the ability to draw upon the entire $5.0 million of remaining capacity in the Credit Facilities.

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

 Contractual Obligations

As of September 30, 2017, we had $490.0 million in borrowings outstanding under the Credit Facilities. Our EverBank Credit Facility will mature March 6, 2020, with two one-year extension options, subject to lender approval, and the Deutsche Bank Credit Facility will mature on June 16, 2020. See Note 5 - Borrowings to the financial statements included elsewhere in this Report for a description of the Credit Facilities.

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings at September 30, 2017 is as follows:

	Payments Due By Period (dollars in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
EverBank Credit Facility(1)	$95,000	$—	$95,000	$—	$—
Deutsche Bank Credit Facility(2)	395,000	—	395,000	—	—
Total Credit Facilities	$490,000	$—	$490,000	$—	$—

(1)	At September 30, 2017, $0.0 million remained available under our EverBank Credit Facility.

(2)
At September 30, 2017, $5.0 million remained available under the Deutsche Bank Credit Facility; however, our borrowing ability is limited to the asset coverage ratio restrictions imposed by the 1940 Act, as discussed above.

Off-Balance Sheet Arrangements

At September 30, 2017, we had a total of approximately $57.6 million in outstanding commitments comprised of (i) 30 commitments to fund revolving loans that had not been fully drawn or term loans that had not been funded and (ii) four capital commitments that had not been fully called. We recognized unrealized appreciation of approximately $473,000 on our outstanding unfunded loan commitments and no unrealized appreciation or depreciation on our outstanding unfunded capital commitments during the nine months ended September 30, 2017. We reasonably believe that we have sufficient assets to adequately cover and allow us to satisfy our outstanding unfunded commitments. At December 31, 2016, we had a total of approximately $42.7 million in outstanding commitments comprised of (i) 22 commitments to fund revolving loans that had not been fully drawn or term loans that had not been funded and (ii) three capital commitments that had not been fully called. We recognized unrealized depreciation of approximately $266,000 on our outstanding unfunded loan commitments and unrealized appreciation of approximately $14,000 on our outstanding unfunded capital commitments during the year ended December 31, 2016.

	Commitments and Contingencies
	(dollars in thousands)
	September 30, 2017	December 31, 2016
Unfunded Loan Commitments
Adams Publishing Group, LLC	$2,216	$—
Apex Linen Services, Inc.	403	397
Arcus Hunting, LLC	120	2,136
BarFly Ventures, LLC	—	881
BigName Holdings, LLC	101	—
Boccella Precast Products, LLC	500	—
Buca C, LLC	—	1,548
CapFusion Holding, LLC	—	394
CDHA Management, LLC	3,373	3,259
Charps, LLC	1,000	—
Clad-Rex Steel, LLC	100	—
CST Industries, Inc.	602	—
CTVSH, PLLC	200	—
Datacom, LLC	50	1,302
Felix Investments Holdings II LLC	1,667	—
Gamber-Johnson Holdings, LLC	300	300
Guerdon Modular Holdings, Inc.	400	400
Hawk Ridge Systems, LLC	400	400

	Commitments and Contingencies
	(dollars in thousands)
	September 30, 2017	December 31, 2016
Hojeij Branded Foods, Inc.	$2,090	$2,000
Hostway Corporation	67	—
HW Temps LLC	200	50
Jackmont Hospitality, Inc.	—	1,200
LaMi Products, LLC	1,029	1,729
Market Force Information, Inc.	272	—
Meisler Operating, LLC	400	—
Minute Key, Inc.	2,000	197
Mystic Logistics, Inc.	200	194
NNE Issuer, LLC	7,000	—
NuStep, LLC	300	—
Pardus Oil & Gas, LLC	357	357
Permian Holdco 2	290	290
PPC/Shift, LLC	500	500
Resolute Industrial LLC	5,750	—
Strike, LLC	—	2,475
Unirush LLC	—	980
Volusion, LLC	—	2,955
Wireless Vision	8,289	—
Unfunded Capital Commitments
Brightwood Capital Fund III, LP	1,000	1,000
Brightwood Capital Fund IV, LP	9,000	10,000
Copper Trail Energy Fund	2,500	—
Freeport First Lien Loan Fund III, LP	4,941	7,737
Total	$57,617	$42,681

Recent Developments and Subsequent Events

From October 1, 2017 through November 10, 2017, we funded approximately $1.9 million in investments and received proceeds from repayments and dispositions of approximately $62.0 million.

On October 19, 2017, we entered into an amendment to the EverBank Credit Facility, which increased the revolver commitments by the amount of $25.0 million (from $95.0 million to $120.0 million).

On October 19, 2017, we, our Adviser and our Sub-Adviser entered into a conditional income incentive fee agreement (the “Third Quarter 2017 Fee Waiver Agreement”), pursuant to which, for a period from July 1, 2017 through September 30, 2017, our Advisers could waive the “subordinated incentive fee on income,” as such term is defined in the Investment Advisory Agreement, upon the occurrence of any event that, in our Advisers’ sole discretion, causes such waiver to be deemed necessary. The Third Quarter 2017 Fee Waiver Agreement may require us to repay our Advisers for previously waived payments of up to 100% of our operating expenses or waived base management fees or incentive fees under certain circumstances. The previously waived fees are potentially subject to repayment by us, if at all, within a period not to exceed three years from the date of each respective fee waiver.

On October 19, 2017, our board of directors approved an amendment and restatement of our distribution reinvestment plan (the “Amended DRP”). Under the Amended DRP, for so long as our Offering is suspended to new investors or otherwise is terminated, cash distributions paid to participating stockholders will be reinvested in additional common stock at a purchase price determined by our board of directors, or a committee thereof, in its sole discretion, that is (i) not less than the NAV per share determined in good faith by our board of directors or a committee thereof, in its sole discretion, within forty-eight hours prior to the payment of the distribution (the “NAV Per Share”) and (ii) not more than 2.5% greater than the NAV Per Share as of such date. The Amended DRP will be effective as of, and will first apply to the reinvestment of cash distributions paid on or after, November 1, 2017.

On November 3, 2017, we filed a tender offer statement on Schedule TO with the SEC, to commence an offer by us to purchase, as approved by our board of directors, 1,619,437.09 shares of our issued and outstanding common stock, par value $0.001 per share. The offer is for cash at a purchase price equal to the NAV per share to be determined within 48 hours of the repurchase date.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, in particular changes in interest rates. Changes in interest rates may affect our interest income from portfolio investments, the fair value of our fixed income investments, and our cost of funding.

Our interest income will be affected by changes in various interest rates, including LIBOR and prime rates, to the extent any of our debt investments include floating interest rates. We generally invest in floating rate debt instruments, meaning that the interest rate payable on such instrument resets periodically based upon changes in a specified interest rate index, typically the one-month or three-month LIBOR. As of September 30, 2017, approximately 85.6% of our LMM, Private Loan, and Middle Market portfolio debt investments (based on cost) contained floating interest rates. At September 30, 2017, the one-month LIBOR was approximately 1.24% and the three-month LIBOR was approximately 1.34%. However, many of our investments provide that the specified interest rate index on such instruments will never fall below a level, or floor, generally between 100 and 150 basis points regardless of the level of the specified index rate, which minimizes the negative impact to our interest income that would result from a decline in index rates.

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

The following table shows the approximate annualized increase or decrease (dollars in thousands) in the components of net investment income due to hypothetical interest rate index changes, assuming no changes in our investments and borrowings as of September 30, 2017.

Change in interest rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 100 basis points	$(2,999)	$(4,900)	$1,901
Down 50 basis points	(2,722)	(2,450)	(272)
Up 50 basis points	4,420	2,450	1,970
Up 100 basis points	8,844	4,900	3,944
Up 200 basis points	17,718	9,800	7,918
Up 300 basis points	26,591	14,700	11,891

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

If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. As of September 30, 2017, we had not entered into any interest rate hedging arrangements.

Item 4.    Controls and Procedures.

In accordance with the Exchange Act, Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2017, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act), during the nine months ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. From time to time, we may be party to certain legal proceedings, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of any legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material adverse effect upon our financial condition or results of operations.

Item 1A. Risk Factors.

There have been no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, that we filed with the SEC on March 7, 2017.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Repurchases of our common stock pursuant to our tender offer are as follows:

Period	Total Number of Shares Purchased	Average Price per Share	Cumulative Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)

July 1, 2017 through July 31, 2017	—	$—	—	—
August 1, 2017 through August 31, 2017	—	$—	—	—
September 1, 2017 through September 30, 2017	747,784,633	$8.19	747,784,633	—

Item 3.    Defaults upon Senior Securities.

None.

Item 4.    Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

Not applicable.

Item 6.    Exhibits.

Exhibit No.	Description
10.1
Second Quarter 2017 Conditional Income Incentive Fee Waiver Agreement, dated as of July 26, 2017, by and among the Registrant, HMS Adviser LP and MSC Adviser I, LLC (Filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on July 31, 2017 (File No. 814-00939) and incorporated herein by reference).

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

HMS INCOME FUND, INC.

Date:	November 14, 2017	By:	/s/ SHERRI W. SCHUGART
Sherri W. Schugart
Chairman, Chief Executive Officer and President

Date:	November 14, 2017	By:	/s/ RYAN T. SIMS
Ryan T. Sims
Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit No.	Description
10.1
Second Quarter 2017 Conditional Income Incentive Fee Waiver Agreement, dated as of July 26, 2017, by and among the Registrant, HMS Adviser LP and MSC Adviser I, LLC (Filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on July 31, 2017 (File No. 814-00939) and incorporated herein by reference).

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