Form 10-K
period 2017-12-31
HMS INCOME FUND, INC.
filed 2018-03-21
CIK 1535778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 814-00939

HMS Income Fund, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Maryland	45-3999996
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2800 Post Oak Boulevard, Suite 5000, Houston, Texas	77056-6118
(Address of Principal Executive Offices)	(Zip Code)
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” ,“smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

There is no established market for the Registrant’s shares of common stock. The Registrant has filed with the Securities and Exchange Commission (the “SEC”) a registration statement on Form N-2 (File No. 333-204659) (the “Registration Statement”), most recently declared effective on May 1, 2017, registering for sale up to $1,500,000,000 worth of shares of common stock.

As of March 16, 2018, there were 80,341,230 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement relating to the Registrant’s 2018 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A within 120 days following the end of the Registrant’s fiscal year ended December 31, 2017, are incorporated by reference into Part III of this Annual Report on Form 10-K as indicated herein.

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

Our stockholders are cautioned not to place undue reliance on any forward-looking statement in this Form 10-K. All forward-looking statements are made as of the date of this Form 10-K, and the risk that actual results will differ materially from the expectations expressed in this Form 10-K may increase with the passage of time. In light of the significant uncertainties inherent in the forward-looking statements in this Form 10-K, the inclusion of such forward-looking statements should not be regarded as a representation by us or any other person that the objectives and plans set forth in this Form 10-K will be achieved. We expressly disclaim any responsibility to update forward-looking statements, whether a result of new information, future events or otherwise, except as required by law. The forward-looking statements and projections contained in this Form 10-K are excluded from the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Please see “Item 1A. Risk Factors” for a discussion of some of the risks and uncertainties that could cause actual results to differ materially from those presented in certain forward-looking statements.

Forward-Looking Statements

Some of the statements in this Form 10-K constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this Form 10-K may include statements as to:

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

Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Item 1A. Risk Factors” and elsewhere in this Form 10-K. Other factors that could cause actual results to differ materially include:

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

Item 1.  Business

Organization

HMS Income Fund, Inc. (the “Company”) was formed as a Maryland corporation on November 28, 2011 under the General Corporation Law of the State of Maryland. The Company is an externally managed, non-diversified closed-end management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company has elected to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

We refer to HMS Income Fund, Inc. as the “Company,” and the use of “we,” “our,” “us” or similar pronouns in this Form 10-K refers to HMS Income Fund, Inc. or the Company as required by the context in which such pronoun is used.

Our primary investment objective is to generate current income through debt and equity investments. A secondary objective is to generate long-term capital appreciation through such equity and equity-related investments, including warrants, convertible securities and other rights to acquire equity securities. Our portfolio strategy is to invest primarily in illiquid debt and equity securities issued by lower middle market (“LMM”) companies, which generally have annual revenues between $10 million and $150 million, and middle market (“Middle Market”) companies that are generally larger in size than the LMM companies and have annual revenues typically between $10 million and $3 billion. Our LMM and Middle Market portfolio investments generally range in size from $1 million to $15 million. The Company categorizes some of its investments in LMM companies and Middle Market companies as private loan (“Private Loan”) portfolio investments. Private Loan investments, often referred to in the debt markets as “club deals,” are investments, generally in debt instruments, that we originate on a collaborative basis with other investment funds. Private Loan investments are typically similar in size, structure, terms and conditions to investments we hold in our LMM portfolio and Middle Market portfolio. Our portfolio also includes other portfolio (“Other Portfolio”) investments primarily consisting of our investment in HMS-ORIX SLF LLC (“HMS-ORIX”) (as described below) and investments managed by third parties, which differ from the typical profiles for our other types of investments.

We co-invest in broadly-syndicated loans with ORIX Funds Corp. (“Orix”) through our investment in HMS-ORIX, which is organized as a Delaware limited liability company. HMS-ORIX was formed in April 2017. Pursuant to the terms of the limited liability company agreement and through representation on the HMS-ORIX Board of Managers, we and Orix each have 50% voting control of HMS-ORIX and together will agree on all portfolio and investment decisions as well as all other significant actions for HMS-ORIX. We do not operationally control HMS-ORIX, and, accordingly, we do not consolidate the operations of HMS-ORIX within the consolidated financial statements. As of December 31, 2017, we and Orix have committed to provide, and have funded, an aggregate of $50.0 million of equity to HMS-ORIX, with us providing $30.0 million (60% of the equity) and Orix providing $20.0 million (40% of the equity). See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Portfolio Investment Composition - Investment in HMS-ORIX.”

We previously registered for sale up to 150,000,000 shares of common stock pursuant to a registration statement on Form N-2 (File No. 333-178548) which was initially declared effective by the SEC on June 4, 2012 (the “Initial Offering”). The Initial Offering terminated on December 1, 2015. We raised approximately $601.2 million under the Initial Offering, including proceeds from the distribution reinvestment plan of approximately $22.0 million. We also registered for sale up to $1,500,000,000 worth of shares of common stock (the “Offering”) pursuant to the Registration Statement, as amended, most recently declared effective on May 1, 2017. With the approval of our board of directors, we closed the Offering to new investors effective September 30, 2017. We continue to operate the distribution reinvestment plan, pursuant to which stockholders may elect to have their cash distributions reinvested in additional shares of our common stock. We raised approximately $184.1 million in the Offering including proceeds from the distribution reinvestment plan of approximately $52.4 million through December 31, 2017.

We have three wholly owned subsidiaries. HMS Funding I LLC (“HMS Funding”) and HMS Equity Holding, LLC (“HMS Equity Holding”), were both organized as Delaware limited liability companies and HMS Equity Holding II, Inc. (“HMS Equity Holding II”) was organized as a Delaware corporation. HMS Funding was created pursuant to the Deutsche Bank Credit Facility (as defined below) in order to function as a “Structured Subsidiary,” which is permitted to incur debt outside of the EverBank Credit Facility (as defined below) since it is not a guarantor under the EverBank Credit Facility. HMS Equity Holding and HMS Equity Holding II, which have elected to be taxable entities, primarily hold equity investments in portfolio companies which are “pass through” entities for tax purposes.

The business of the Company is managed by HMS Adviser LP (the “Adviser”), a Texas limited partnership and wholly owned affiliate of Hines Interests Limited Partnership (“Hines”), under an Investment Advisory and Administrative Services Agreement dated May 31, 2012 (as amended, the “Investment Advisory Agreement”). Our Adviser oversees the management of our activities and is responsible for making investment decisions with respect to, and providing day-to-day management and administration of our investment portfolio. The Company and the Adviser have retained MSC Adviser I, LLC (the “Sub-Adviser”), a wholly owned subsidiary of Main Street Capital Corporation (“Main Street”), a New York Stock Exchange listed BDC, as the Company’s investment sub-adviser pursuant to an Investment Sub-Advisory Agreement (the “Sub-Advisory Agreement”) to identify, evaluate, negotiate and structure prospective investments, make investment and portfolio management recommendations for approval by the Adviser, monitor the Company’s investment portfolio and provide certain ongoing administrative services to the Adviser. The Adviser and the Sub-Adviser are collectively referred to as the “Advisers,” and each is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Upon the execution of the Sub-Advisory Agreement, Main Street became an affiliate of the Company. The Company’s board of directors most recently reapproved the Investment Advisory Agreement and Sub-Advisory Agreement on May 12, 2017. The Company engaged Hines Securities, Inc. (the “Dealer Manager”), an affiliate of the Adviser, to serve as the Dealer Manager for the Offering.

Employees

We do not have any direct employees, and our day-to-day investment operations are managed by our Adviser, which is also our administrator. Our executive officers consist of a president and chief executive officer, a chief financial officer and secretary, a chief accounting officer and treasurer and a chief compliance officer, all of whom are employees of Hines.

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

Overview of our Business

As of December 31, 2017, we had 59 debt investments in 54 Middle Market portfolio companies with an aggregate fair value of approximately $545.2 million and a total cost basis of approximately $569.3 million, and four equity investments in three Middle Market portfolio companies with an aggregate fair value of approximately $4.6 million and a total cost basis of approximately $3.3 million. As of December 31, 2017, 82.8% of our Middle Market debt investments were secured by first priority liens. Our Middle Market portfolio investments have an average investment size of $8.7 million and have a weighted average annual effective yield of approximately 9.1%. The Middle Market debt investments generally have floating interest rates at a London Interbank Offered Rate (“LIBOR”) plus a premium, subject to LIBOR floors, and have an average term of three to seven years.

As of December 31, 2017, we had 28 debt investments in 23 LMM portfolio companies with an aggregate fair value of approximately $87.8 million, and a total cost basis of approximately $88.4 million, and 29 equity investments in 23 LMM portfolio companies with an aggregate fair value of approximately $47.9 million, and a total cost basis of approximately $38.2 million. Our LMM debt investments generally have terms of five to seven years, with limited required amortization prior to maturity, and provide for monthly or quarterly payment of interest. We typically structure our LMM debt investments with the maximum seniority and collateral that we can reasonably obtain while seeking to achieve our total return target. In most cases, our LMM debt investment will be collateralized by a first or second priority lien on substantially all the assets of the portfolio company. As of December 31, 2017, our LMM debt investments had a weighted average annual effective yield of approximately 12.2%, and 100.0% of such investments were secured by first priority liens on the assets of the LMM portfolio companies. The LMM equity investments consist of equity ownership interests in the LMM portfolio companies and warrants to acquire equity interests in the LMM portfolio companies.

As of December 31, 2017, we had 38 debt investments in 37 Private Loan portfolio companies with an aggregate fair value of approximately $306.8 million and a cost basis of approximately $307.7 million, and 11 equity investments in eight Private Loan portfolio companies with an aggregate fair value of approximately $8.6 million and a cost basis of approximately $8.7 million. The Private Loan debt investments had a weighted average annual effective yield of approximately 9.1%, and 95.0% of the Private Loan debt investments were secured by first priority liens.

As of December 31, 2017, we had seven Other Portfolio investments, including our investment in HMS-ORIX, both with an aggregate fair value and cost basis of approximately $48.6 million, which comprised 4.6% of our investment portfolio at fair value.

The value of our investment portfolio will fluctuate with changes in market pricing of our underlying investments. During the fourth quarter of 2014 through the first quarter of 2016, our portfolio experienced significant unrealized losses that were largely related to the impact of broad price declines in the high yield bond and leveraged loan markets and the effect of the declining oil prices on our investments in the oil and gas sector. In 2016 and 2017, we recognized realized losses on investments in our portfolio, primarily driven by the restructuring of certain investments in the oil and gas sector. Although we have seen a recovery in the leveraged loan markets since early 2016, it has not been sufficient to reverse these unrealized and realized losses, primarily because the price of oil remains depressed relative to when we made several investments in the oil and gas sector.

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

We plan to hold many of our investments to maturity or repayment but will sell our investments earlier if a liquidity event takes place, such as the sale or recapitalization of a portfolio company, or if we determine the sale to be in our best interest.

As a BDC, we are subject to certain regulatory restrictions in making our investments, including limitations on our ability to co-invest with certain affiliates. However, we received exemptive relief from the SEC that permits us, subject to certain conditions, to co-invest with Main Street and/or its affiliates in certain transactions originated by Main Street and/or our Advisers. The exemptive relief permits us, and certain of our directly or indirectly wholly owned subsidiaries on one hand, and Main Street, and/or certain of its affiliates, on the other hand, to co-invest in the same investment opportunities where such investment would otherwise be prohibited under Section 57(a)(4) of the 1940 Act. Under the co-investment program described in our application for exemptive relief, as amended, co-investments between us and Main Street will be the norm rather than the exception, as substantially all potential co-investments that are appropriate investments for us should also be appropriate investments for Main Street, and vice versa. Limited exceptions to co-investing will be based on available capital, diversification and other relevant factors. Accordingly, our Sub-Adviser treats every potential investment in customized LMM securities evaluated by Main Street as a potential investment opportunity for us, determines the appropriateness of each potential investment for co-investment by us, provides to our Adviser, in advance, information about each potential investment that it deems appropriate for us and proposes an allocation according to an investment allocation policy that is between us and Main Street and reviewed periodically by our board of directors. If our Adviser deems such potential co-investment transaction and proposed allocation appropriate for us, our Adviser will present the transaction and the proposed allocation to the members of our board of directors who are (1) not interested persons of us or Main Street, and (2) who do not have a financial interest in the proposed transaction or the proposed portfolio company, which directors are referred to as “Eligible Directors,” and our Sub-Adviser will present the transaction and the proposed allocation for Main Street to the Eligible Directors of the Main Street board of directors. Each board of directors, including a majority of the

Eligible Directors of each board of directors, will approve each proposed co-investment transaction and the allocation associated therewith prior to the consummation of any co-investment transaction. No independent director on our board of directors or Main Street’s board of directors will have any direct or indirect financial interest in any co-investment transaction or any interest in any related portfolio company, other than through an interest (if any) in our or Main Street’s securities, as applicable. Additional information regarding the operation of the co-investment program is set forth in the order granting exemptive relief, which may be reviewed on the SEC’s website at www.sec.gov.

In addition to the co-investment program described in the Form 10-K and in the exemptive relief, we may continue to co-invest in syndicated deals and secondary loan market transactions where price is the only negotiated point.

We expect that the debt in which we invest will generally have stated terms of three to seven years. However, we are in no way limited with regard to the maturity or duration of any debt investment we may make, and we do not have a policy in place with respect to stated maturities of debt investments.

To enhance our opportunity for gain, we intend to continue to employ leverage as market conditions permit and at the discretion of our Adviser, but in no event will leverage employed exceed 50% of the value of our assets, as required by the 1940 Act.

Business Strategy

Our primary investment objective is to generate current income through debt and equity investments in LMM companies based in the United States and secured debt investments of Middle Market companies generally headquartered in the United States. A secondary objective is to generate long-term capital appreciation through equity and equity-related investments including warrants, convertible securities, and other rights to acquire equity securities. We have adopted the following business strategy to achieve our investment objective:

•
Utilize the experience and expertise of the principals of our Advisers. The investment professionals employed by our Sub-Adviser are also the investment professionals responsible for investing and managing Main Street’s securities portfolio. Main Street is a BDC whose shares are listed on the New York Stock Exchange. Main Street’s primary investment focus is providing customized debt and equity financing to LMM companies and debt capital to Middle Market companies that operate in diverse industry sectors. At December 31, 2017, Main Street had debt and equity investments with an aggregate fair value of approximately $2.2 billion in 186 portfolio companies. Our Adviser’s senior management team, through affiliates of Hines, has participated in the management of three publicly offered and non-traded real estate investment trusts and has extensive experience in evaluating and underwriting the credit of tenants, many of which are LMM companies, of its commercial real estate properties. The principals of our Adviser, including Sherri W. Schugart, the Chairman of our board of directors, our President and Chief Executive Officer, and Ryan T. Sims, our Chief Financial Officer and Secretary, have access to a broad network of relationships with financial sponsors, commercial and investment banks, LMM companies and leaders within a number of industries that we believe produce significant investment opportunities.

•
Focus on Middle Market and LMM companies with stable cash flow. We believe that there are relatively few finance companies focused on transactions involving Middle Market and LMM companies,which allows us to negotiate favorable investment terms. Such favorable terms include higher debt yields and lower leverage levels, more significant covenant protection and greater equity participation than typical of transactions involving larger companies. We generally invest in established companies with positive cash flow. We believe that established companies possess better risk-adjusted return profiles than newer companies that are building management or in early stages of building a revenue base. These companies represent a significant portion of the U.S. economy and often require substantial capital investment to grow their businesses.

•
Emphasize discipline in our underwriting policies and rigor in our portfolio management. We employ an underwriting process that includes a review of the prospects, competitive position, financial performance and industry dynamics of each potential portfolio company. In addition, we perform due diligence on potential investments and seek to invest with management teams and/or private equity sponsors who have proven capabilities in building value. Through our Advisers, we offer managerial assistance to our portfolio companies, giving them access to our investment experience, direct industry expertise and contacts and allowing us to continually monitor their progress. As part of the monitoring process, our Advisers analyze monthly and quarterly financial statements versus the previous periods and year, review financial projections, meet with management, attend board meetings and review all compliance certificates and covenants.

•
Focus on long-term credit performance and principal protection. We structure our customized loan investments on a conservative basis with high cash yields, first and/or second lien security interests where possible, cash origination fees and lower relative leverage levels. We seek strong deal protections for our customized debt investments, including default penalties, information rights, board observation rights, and affirmative, negative and financial covenants, such as lien protection and prohibitions against change of control. We believe these protections will reduce our risk of capital loss.

•
Diversification. We seek to diversify our portfolio broadly among companies in a multitude of different industries and end markets, thereby reducing the concentration of credit risk in any one company or sector of the economy. We cannot guarantee that we will be successful in this effort.

Deal Origination

Over the years, we believe the management team of Main Street, which controls our Sub-Adviser, and the affiliates of Hines have developed and maintained a strong reputation as principal investors and an extensive network of relationships. Main Street sources investments of the type we expect to make on a day-to-day basis as part of operating a New York Stock Exchange-listed BDC. Main Street has business development professionals dedicated to sourcing investments through relationships with numerous loan syndication and trading desks, investment banks, private equity sponsors, business brokers, merger and acquisition advisors, finance companies, commercial banks, law firms and accountants. Moreover, through its over 60 years of experience in leasing commercial real estate on a global basis, Hines has developed relationships with a large number of Middle Market companies that are a potential source of Middle Market investment opportunities. Our Adviser also has continuous access to Main Street’s professional team due to its relationship with our Sub-Adviser.

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

Investment Selection

Our investment philosophy and portfolio construction involves:

•	An assessment of the overall macroeconomic environment and financial markets;

•	Company-specific research and analysis;

•	An emphasis on capital preservation, low volatility and minimization of downside risk;

•	An assessment of the overall macroeconomic environment and financial markets;

•	Company-specific research and analysis; and

•	An emphasis on capital preservation, low volatility and minimization of downside risk.

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

Intensive Credit Analysis / Due Diligence

The process through which our Advisers make an investment decision with respect to a customized financing transaction in the LMM involves extensive research into the target company, its industry, its growth prospects and its ability to withstand adverse conditions. If the senior investment professional responsible for the transaction determines that an investment opportunity should be pursued, we will engage in an intensive due diligence process. Though each transaction involves a somewhat different approach, the regular due diligence steps generally to be undertaken include:

•	Meeting with senior management to understand the business more fully and evaluate the ability of the senior management team;

•	Checking management backgrounds and references;

•	Performing a detailed review of financial performance and earnings;

•	Visiting headquarters and other company locations;

•	Contacting customers and vendors to assess both business prospects and industry wide practices;

•	Conducting a competitive analysis and comparing the issuer to its main competitors;

•	Researching industry and financial publications to understand industry wide growth trends;

•	Assessing asset value and the ability of physical infrastructure and information systems to handle anticipated growth; and

•	Investigating legal risks and financial and accounting systems.

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

As a BDC, we are required to offer managerial assistance to our portfolio companies. This assistance could involve monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. Our Advisers or any third-party administrator will make available such managerial assistance, on our behalf, to our portfolio companies, whether or not they request this assistance. Our Advisers’ business experience makes them qualified to provide such managerial assistance. We may receive fees for these services and will reimburse our Advisers, or any third-party administrator, for their allocated costs in providing such assistance, subject to periodic review and approval by our board of directors.

Competition

Our primary competition in providing financing to Middle Market and LMM companies includes other BDCs, specialty finance companies, investment companies, opportunity funds, institutional investors, public and private buyout and other private equity funds, commercial and investment banks, commercial financing companies, and, to the extent they provide an alternative form of financing, hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical, and marketing resources than we do. For example, some competitors may have a lower cost of funds as well as access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or the source-of-income, asset diversification and distribution requirements we must satisfy to maintain our qualification as a BDC. We use the industry information of our investment professionals to assess investment risks and determine appropriate pricing for our investments in portfolio companies. In addition, we believe that our relationships enable us to discover, and compete effectively for, financing opportunities with attractive Middle Market and LMM companies in the industries in which we seek to invest. See “Item IA. Risk Factors — Risks Relating to Our Business and Structure — We may continue to face increasing competition for investment opportunities, which could delay deployment of our capital, reduce returns and result in losses.”

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

Determination of Net Asset Value (“NAV”)

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

With the approval of our board of directors, we closed the Offering to new investors effective September 30, 2017. In the event we issue our shares of common stock to new investors, we will sell our shares of common stock at a price necessary to ensure that shares of common stock are not sold at a price per share, after deduction of selling commissions and any dealer manager fees, that is below our NAV per share as determined within 48 hours prior to the date of each closing. In the event of a material decline in our NAV per share which we deem to be non-temporary, and that results in a 2.5% or higher decrease of our NAV per share below our then-current net offering price, and subject to certain conditions, we will reduce our offering price accordingly.

The following table summarizes adjustments we have made to our per share public offering price through September 30, 2017, the closing of our Offering to new investors, and the closing date on which such adjustments were effective.

First Effective Closing Date	Per Share Public Offering Price
June 4, 2012	$10.00
January 15, 2015	$9.75
May 7, 2015	$9.90
October 8, 2015	$9.70
November 12, 2015	$9.55

First Effective Closing Date	Per Share Public Offering Price
January 1, 2016	$9.00
January 21, 2016	$8.80
February 4, 2016	$8.60
February 18, 2016	$8.50
March 24, 2016	$8.60
April 21, 2016	$8.70
May 5, 2016	$8.80
July 28, 2016	$8.90
October 20, 2016	$9.00
November 25, 2016	$9.05
December 15, 2016	$9.10
January 12, 2017	$9.15
January 19, 2017	$9.30

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

iv.	is a small and solvent company having total assets of not more than $4.0 million and capital and surplus of not less than $2.0 million.

2.	Securities of any eligible portfolio company that we control.

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

Code of Ethics

We and our Advisers have each adopted a code of ethics under Rule 17j-1 of the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to each code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. We have included these codes of ethics as exhibits to the Registration Statement. You may also read and copy, after paying a duplication fee, the codes of ethics at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549, or by making an electronic request to the following email address: publicinfo@sec.gov. You may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 942-8090. In addition, the code of ethics is available on the EDGAR Database on the SEC’s Internet site at http://www.sec.gov.

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

Proxy Policies

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

Proxy Voting Records

You may obtain information, without charge, regarding how we voted proxies with respect to our portfolio securities by making a written request for proxy voting information to: HMS Income Fund, Inc., Attention: Ryan T. Sims, Chief Financial Officer and Secretary, 2800 Post Oak Boulevard, Suite 5000, Houston, Texas 77056-6118, or by collect calling the Company at (888) 220-6121. Also, the SEC maintains a website at www.sec.gov that contains such information.

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

Exchange Act and Sarbanes-Oxley Act Compliance

We are subject to the reporting and disclosure requirements of the Exchange Act, including the filing of quarterly, annual and current reports, proxy statements and other required items. In addition, we are subject to the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), which imposes a wide variety of regulatory requirements on publicly held companies and their insiders. Many of these requirements will affect us. For example:

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

Taxation as a RIC

We have elected to be treated as a RIC under Subchapter M of the Code. As a RIC, we generally will not be subject to corporate-level U.S. federal income taxes on any income that we distribute to our stockholders from our tax earnings and profits. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to obtain RIC tax treatment, we must distribute dividends to our stockholders, in respect of each taxable year, of an amount generally at least equal to 90% of our “investment company taxable income,” which is generally our taxable net investment income plus the excess, if any, of realized net short-term capital gain over realized net long-term capital loss, determined without regard to any deduction for dividends paid (the “Annual Distribution Requirement”). Depending on the amount of taxable income we generate in a tax year, we may choose to spill-over taxable income in excess of current year distributions into the next tax year and incur a 4% nondeductible U.S federal excise tax on such taxable income. Any such spill-over taxable income must be distributed through a distribution declared prior to the earlier of eight-and-one-half months after the close of the taxable year in which such taxable income was generated or the timely filing of the tax return related to the tax year in which such taxable income was generated. Even if we qualify as a RIC, we generally will be subject to corporate-level U.S. federal income tax on our undistributed taxable income and could be subject to U.S. federal, state, local and foreign income, excise, withholding or other taxes.

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

In order to qualify as a RIC for federal income tax purposes, we must, among other things:

•	elect to be treated as a RIC;

•	meet the Annual Distribution Requirement;

•	qualify as a BDC or be registered as a management investment company under the 1940 Act at all times during each taxable year;

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

We may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt instruments that are treated under applicable tax rules as having original issue discount (such as debt instruments with payment-in-kind interest (“PIK”), or in certain cases, increasing interest rates or issued with warrants), we must include in our taxable income each tax year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same tax year. We may also have to include in our taxable income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of our income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock.

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

Furthermore, any such restructuring may result in unusable capital losses as well as a substantial amount of non-qualifying income for purposes of the 90% Income Test.

Gain or loss realized by us from warrants acquired by us as well as any loss attributable to the lapse of such warrants generally will be treated as capital gain or loss. Such gain or loss generally will be long-term or short-term, depending on how long we held a particular warrant.

Investments by us in non-U.S. securities may be subject to non-U.S. income, withholding and other taxes, and therefore, our yield on any such securities may be reduced by such non-U.S. taxes. Stockholders will generally not be entitled to claim a credit or deduction with respect to non-U.S. taxes paid by us.

If we acquire shares in a “passive foreign investment company” (“PFIC”), we may be subject to U.S. federal income tax on a portion of any “excess distribution” or gain from the disposition of such shares even if such income is distributed as a taxable dividend by us to our stockholders. A PFIC is generally defined as any non-U.S. entity classified as a corporation for U.S. federal income tax purposes which earns at least 75% of its annual gross income from passive sources (such as interest, dividends, rents, royalties or capital gain) or holds at least 50% of its total assets in investments producing such passive income. Additional charges in the nature of interest may be imposed on us in respect of deferred taxes arising from such distributions or gains. If we hold shares of a PFIC and elect to treat the PFIC as a “qualified electing fund” under the Code (“QEF”) in lieu of the foregoing requirements, we will be required to include in income each tax year a portion of the ordinary earnings and net capital gain of the QEF, if any, even if such income is not distributed by the PFIC to us. Alternatively, we can elect to mark-to-market our shares in a PFIC at the end of each tax year; in which case, we will recognize as ordinary income any increase in the value of such PFIC shares and as ordinary loss any decrease in such value to the extent such decrease does not exceed prior increases included in our taxable income. Under either election, we may be required to recognize taxable income from shares held in PFICs in excess of our distributions from such PFICs, and our proceeds from any dispositions of PFIC shares, and such taxable income will be taken into account for purposes of determining our compliance with the Annual Distribution Requirement and the Excise Tax Avoidance Requirement.

Our functional currency for U.S. federal income tax purposes is the U.S. dollar. Under Section 988 of the Code, gain or loss attributable to fluctuations in exchange rates between the time we accrue income, expenses, or other liabilities denominated in a foreign currency and the time we actually collect such income or pay such expenses or liabilities are generally treated as ordinary income or loss. Similarly, gain or loss on foreign currency forward contracts, futures contracts, options, notional principal contracts and similar financial instruments, and the disposition of debt denominated in a foreign currency, to the extent attributable to fluctuations in exchange rates between the acquisition and disposition dates, are also treated as ordinary income or loss.

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

As a RIC, we are not allowed to carry forward or carry back a net operating loss for purposes of computing our investment company taxable income in other tax years. U.S. federal income tax law generally permits a RIC to carry forward (i) the excess of its net short-term capital loss over its net long-term capital gain for a given year as a short-term capital loss arising on the first day of the following tax year and (ii) the excess of its net long- term capital loss over its net short-term capital gain for a given year as a long-term capital loss arising on the first day of the following tax year. However, future transactions we engage in may cause our ability to use any capital loss carryforwards, and unrealized losses once realized, to be limited under Sections 382, 383 or 384 of the Code. Certain of our investment practices may be subject to special and complex U.S. federal income tax provisions that may, among other things, (i) disallow, suspend or otherwise limit the allowance of certain losses or deductions, (ii) convert lower taxed long-term capital gain and qualified dividend income into higher taxed short-term capital gain or ordinary income, (iii) convert an ordinary loss or a deduction into a capital loss (the deductibility of which is more limited), (iv) cause us to recognize income or gain without a corresponding receipt of cash, (v) adversely affect the time as to when a purchase or sale of stock or securities is deemed to occur, (vi) adversely alter the characterization of certain complex financial transactions, and (vii) produce income that will not be qualifying income for purposes of the 90% Income Test. We will monitor our transactions and may make certain tax elections in order to mitigate the effect of these provisions.

As described above, to the extent that we invest in equity securities of entities that are treated as partnerships for U.S. federal income tax purposes, the effect of such investments for purposes of the 90% Income Test and the Diversification Tests will depend on whether or not the partnership is a “qualified publicly traded partnership” (as defined in the Code). If the partnership is a “qualified publicly traded partnership,” the net income derived from such investments will be qualifying income for purposes of the 90% Income Test and such investments generally will be “securities” for purposes of the Diversification Tests. If the partnership, however, is not treated as a “qualified publicly traded partnership,” then the consequences of an investment in the partnership will depend upon the amount and type of income and assets of the partnership allocable to us. The income derived from such investments may not be qualifying income for purposes of the 90% Income Test and, therefore, could adversely affect our qualification as a RIC. We intend to monitor our investments in equity securities of entities that are treated as partnerships for U.S. federal income tax purposes to prevent our disqualification as a RIC.

We may invest in preferred securities or other securities the U.S. federal income tax treatment of which may not be clear or may be subject to recharacterization by the IRS. To the extent the tax treatment of such securities or the income from such securities differs from the expected tax treatment, it could affect the timing or character of income recognized, requiring us to purchase or sell securities, or otherwise change our portfolio, in order to comply with the tax rules applicable to RICs under the Code.

If we fail to satisfy the 90% Income Test or the Diversification Tests for any tax year, we may nevertheless continue to qualify as a RIC for such year if certain relief provisions are applicable (which may, among other things, require us to pay certain corporate-level federal taxes or to dispose of certain assets).

If we were unable to obtain tax treatment as a RIC, we would be subject to tax on all of our taxable income at regular corporate rates, regardless of whether we make any distributions to our stockholders. We would not be able to deduct distributions to stockholders, nor would they be required to be made. Distributions would generally be taxable to our stockholders as dividend income to the extent of our current and accumulated earnings and profits (in the case of noncorporate U.S. stockholders, generally at a maximum rate applicable to qualified dividend income of 20%). Subject to certain limitations under the Code, certain corporate distributees generally would be eligible for the dividends-received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain.

If we fail to meet the RIC requirements for more than two consecutive years and then, seek to re-qualify as a RIC in a subsequent tax year, we would be subject to regular corporate-level income taxation on any built-in gain recognized during the succeeding five-year period unless we made a special election to recognize all such built-in gain (that is, the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had sold our investments and other assets at fair market value (“FMV”) at the end of the tax year) upon our re-qualification as a RIC and to pay the corporate-level tax on such built-in gain.

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

Risks Relating to Our Business and Structure

Future disruptions or instability in capital markets could have a material adverse effect on our business, financial condition and results of operations.

From time to time, the global capital markets may experience periods of disruption and instability, which could materially and adversely impact the broader financial and credit markets and reduce the availability to us of debt and equity capital. For example, between 2008 and 2009, instability in the global capital markets resulted in disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the repricing of credit risk in the broadly syndicated credit market and the failure of major domestic and international financial institutions. In particular, the financial services sector was negatively impacted by significant write-offs as the value of the assets held by financial firms declined, impairing their capital positions and abilities to lend and invest. We believe that such value declines were exacerbated by widespread forced liquidations as leveraged holders of financial assets, faced with declining prices, were compelled to sell to meet margin requirements and maintain compliance with applicable capital standards. Such forced liquidations also impaired or eliminated many investors and investment vehicles, leading to a decline in the supply of capital for investment and depressed pricing levels for many assets. Also, the United Kingdom held a referendum in which voters approved an exit from the European Union which is expected to occur on March 29, 2019, and the implications of the United Kingdom’s pending withdrawal from the European Union are unclear at present. In addition, the implications of the current presidential administration’s policies are unclear at present. These events caused, or may in the future cause, significantly diminished overall confidence in the debt and equity markets, unprecedented declines in the values of certain assets, extreme economic uncertainty and significantly reduced availability of debt and equity capital for the market as a whole and financial services firms in particular. While market conditions have experienced relative stability in recent years, there have been continuing periods of volatility and there can be no assurance that adverse market conditions will not repeat themselves in the future.

Future volatility and dislocation in the capital markets could create a challenging environment in which to raise or access capital. For example, the re-appearance of market conditions similar to those experienced from 2008 through 2009 for any substantial length of time could make it difficult to extend the maturity of or refinance our existing indebtedness or obtain new indebtedness with similar terms. Significant changes or volatility in the capital markets may also have a negative effect on the valuations of our investments. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity) and impairments of the market values or FMV of our investments, even if unrealized, must be reflected in our financial statements for the applicable period, which could result in significant reductions to our NAV for such period. Significant changes in the capital markets may also affect the pace of our investment activity and the potential for liquidity events involving our investments. Thus, the illiquidity of our investments may make it difficult for us to sell investments to access capital if required, and as a result, we could realize significantly less than the value at which we have recorded then.

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

All or a portion of our distributions may constitute a return of capital and may lower an investor’s tax basis in its shares. We have not established any limit on the extent to which we may use borrowings, if any, or stock offering proceeds to fund distributions (which may reduce the amount of capital we ultimately invest in assets). We may, for the foreseeable future, pay a portion of our distributions from sources other than net realized income from operations, which may include stock offering proceeds, borrowings, fee and expense waivers from our Advisers and support payments from the Adviser.

Price declines in the leveraged loan market may adversely affect the fair value of our syndicated loan portfolio, reducing our NAV through increased net unrealized depreciation.

Retail loan funds, collateralized loan obligations (a type of leveraged investment vehicle holding corporate loans), hedge funds and other highly leveraged investment vehicles comprise a substantial portion of the market for purchasing and holding first and second lien secured loans. As the secondary market pricing of the loans underlying these portfolios deteriorated during the second half of 2015 and into the first quarter of 2016,we believe that many investors, as a result of their generally high degrees of leverage, were forced to raise cash by selling interests in performing loans in order to satisfy margin or similar requirements imposed by their lenders. This resulted in a forced deleveraging cycle of price declines, compulsory sales and further price declines, with widespread redemption requests and other constraints generating further selling pressure. This pervasive forced selling resulted in price declines in our portfolio, negatively impacting our NAV. In addition to the deterioration of the secondary market pricing, we may experience compressed spreads between the rates at which we can borrow and the rates at which we can lend.
Conditions in the leveraged loan market may experience similar disruptions or deterioration in the future, which may cause pricing levels to continue to decline or remain volatile. As a result, we may continue to suffer unrealized depreciation and could incur realized losses in connection with the sale of our syndicated loans, which could have a material adverse impact on our NAV. As a BDC, we are generally not able to issue additional shares of our common stock at a price less than our NAV without first obtaining approval for such issuance from our stockholders and our independent directors. Additionally, a lower portfolio value may negatively impact our ability to borrow additional funds under the Credit Facilities (as defined below) because our NAV is reduced for purposes of the asset coverage ratio. All of these conditions could have a material adverse impact on our business, financial condition and results of operations.

Our ability to achieve our investment objective depends on our Advisers’ ability to manage and support our investment process. If our Adviser or our Sub-Adviser were to lose any members of their respective senior management teams, our ability to achieve our investment objective could be significantly harmed.

We are externally managed and depend upon the investment expertise, diligence, skill and network of business contacts of our Advisers. We also depend, to a significant extent, on our Advisers’ access to the investment professionals and the information and deal flow generated by these investment professionals in the course of their investment and portfolio management activities. Our Advisers evaluate, negotiate, structure, close, monitor and service our investments. Our success depends to a significant extent on the continued service and coordination of our Advisers, including their key professionals. The departure of a significant number of our Adviser’s or Sub-Adviser’s key professionals and/or the failure to replace professionals could have a material adverse effect on our ability to achieve our investment objective. In addition, we can offer no assurance that our Advisers will remain our investment adviser and sub-adviser, as applicable, or that we will continue to have access to their investment professionals or their information and deal flow.

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

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value, as determined in good faith by our board of directors. The majority of our investments are traded on a privately negotiated over-the-counter secondary market for institutional investors. As a result, we value these securities at fair value as determined in good faith by our board of directors.

The determination of fair value, and thus the amount of unrealized gains and losses we may incur in any year, is subjective, and our Advisers may have a conflict of interest in making the determination. Our board of directors determines the fair value of these securities no less than quarterly based on input from our Advisers, including our Adviser’s valuation committee, any third-party independent valuation firm retained by our board of directors and our audit committee. Certain factors that may be considered in determining the fair value of our investments include dealer quotes for securities traded on the secondary market for institutional investors, the nature and realizable value of any collateral, the portfolio company’s earnings and its ability to make payments on its indebtedness, the markets in which the portfolio company does business, comparison to comparable publicly-traded companies, discounted cash flow and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Due to this uncertainty, our fair value determinations may cause our NAV per share on a given date to materially understate or overstate the value that we may ultimately realize upon the sale of one or more of our investments. Additionally, any volatility in the credit markets may affect the ability of our Advisers and board of directors to value our portfolio.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act, as amended (the “Dodd-Frank Act”), instituted a wide range of reforms that are affecting all U.S. financial institutions. Many of the requirements called for in the Dodd-Frank Act have been implemented over time and are subject to implementing regulations which have gradually taken effect over the course of several years. Given that the U.S. presidential administration and certain members of Congress have indicated a desire to amend or repeal certain portions of the Dodd-Frank Act, the impact such requirements or amendments to or repeals of existing requirements will have on our business, results of operations or financial condition is unclear. The changes resulting from the Dodd-Frank Act require us to invest significant management attention and resources to evaluate and make substantial changes in order to comply with new statutory and regulatory requirements. Failure to comply with any such laws, regulations or principles, or changes thereto, may negatively impact our business, results of operations and financial condition. We cannot predict the ultimate effect on us changes in the laws or regulations would have as a result of the Dodd-Frank Act or whether and to the extent to which the Dodd-Frank Act may remain in its current form.

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

We are highly dependent on the communications and information systems of our Advisers, their affiliates and certain third-party service providers, and any failure or interruption in these systems, including due to cyber-attacks, electrical or telecommunication outages or natural disasters, could cause disruptions in our activities. In addition, these systems are subject to potential attacks, including through adverse events that threaten the confidentiality, integrity or availability of our information resources. These attacks, which may include cyber incidents, may involve a third party gaining unauthorized access to our communications or information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. Any such attack could result in disruption to our business, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships, any of which could have a material adverse effect on our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

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

Our Advisers and their respective affiliates, including our officers and certain of our directors, may have conflicts of interest as a result of compensation arrangements, time constraints and competition for investments, which they will attempt to resolve in a fair and equitable manner, but which may result in actions that are not in your best interests. Our Advisers and their affiliates receive substantial fees from us in return for their services, and these fees could influence the advice provided to us. Among other matters, the compensation arrangements could affect their judgment with respect to public offerings of equity by us, which allow our Advisers to earn increased management fees.

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

We are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of a majority of the independent members of our board of directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities is considered our affiliate for purposes of the 1940 Act and we are generally prohibited from buying or selling any securities from or to such affiliate, absent prior approval of our board of directors. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company, without prior approval of our board of directors and, in some cases, the SEC. If a person acquires more than 25% of our voting securities, we would be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates. We have, however, received an exemptive order from the SEC that permits us, notwithstanding the prohibitions contained in the 1940 Act to co-invest with Main Street under the conditions set forth in the exemptive relief in certain transactions originated by Main Street and/or our Advisers.

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

Even though we generally structure certain of our investments as senior loans, if one of our portfolio companies were to declare bankruptcy, depending on the facts and circumstances, including the extent to which we provided managerial assistance to that portfolio company, a bankruptcy court might re-characterize our debt investment and subordinate all or a portion of our claim to that of other creditors. We may also be subject to lender liability claims for actions taken by us with respect to a borrower’s business or instances where we exercise control over the borrower.

Second priority liens on collateral securing our loans may be subject to control by senior creditors with first priority liens. If there is a default, the value of the collateral may not be sufficient to repay in full both the first priority creditors and us.

Certain loans of ours may be secured on a second priority basis by the same collateral securing senior secured debt of such companies. The first priority liens on the collateral will secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the company under the agreements governing the loans. The holders of obligations secured by the first priority liens on the collateral will generally control the liquidation of, and be entitled to receive proceeds from, any realization of the collateral to repay their obligations in full before we receive anything on our loans secured by a second priority lien. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from the sale or sales of all of the collateral would be sufficient to satisfy the loan obligations secured by the second priority liens after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds are not sufficient to repay amounts outstanding under the loan obligations secured by the second priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the company’s remaining assets, if any.

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

In addition, since we use debt to finance investments, our net investment income depends, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates when we have debt outstanding, our cost of funds will increase, which could reduce our net investment income. We expect that our long-term fixed-rate investments will be financed primarily with equity and long-term debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. Also, we have limited experience in entering into hedging transactions, and we will initially have to purchase or develop such expertise if we were to engage in hedging transactions.

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

In July 2017, the head of the United Kingdom Financial Conduct Authority (the “FCA”) announced that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. In December 2017, following consideration of public comments, the Federal Reserve Board concluded that the public would benefit if the Federal Reserve Bank of New York published three proposed reference rates as alternatives to LIBOR. The Federal Reserve Bank of New York said that the publication of these alternative rates is targeted to commence by mid-2018. At this time, it is not possible to predict the effect of the FCA’s announcement, the Federal Reserve Board’s notice, other regulatory changes or announcements, any establishment of alternative reference rates or any other reforms to LIBOR that may be enacted in the United Kingdom, the United States or elsewhere. As such, the potential effect of any such event on our net investment income cannot yet be determined.

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

Rising interest rates could also cause portfolio companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. Any failure of one or more portfolio companies to repay or refinance its debt at or prior to maturity or the inability of one or more portfolio companies to make ongoing payments following an increase in contractual interest rates could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

A significant portion of our investments are private securities. In connection with the disposition of an investment in private securities, we may be required to make representations about the business and financial affairs of the portfolio company typical of those made in connection with the sale of a business. We may also be required to indemnify the purchasers of such investment to the extent that any such representations turn out to be inaccurate or with respect to certain potential liabilities. These arrangements may result in contingent liabilities that ultimately yield funding obligations that must be satisfied through our return of certain distributions previously made to us.

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

Certain investments that we may make could be accompanied by or stapled to warrants or other equity securities. In addition, we may make direct equity investments, including controlling investments, in companies. Our investment objective is ultimately to realize gains upon our disposition of such equity interests. We believe that we may be unable to significantly increase our NAV per share unless we realize gains on our disposition of equity interests, thus creating risk that we will not ultimately recover our organization and offering costs. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience or to produce returns and distributions upon liquidation or sale of all our assets that provide investors with a return of all of their original purchase price for our shares of common stock. We also may be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business, recapitalization or public offering, which would allow us to sell the underlying equity interests. We may acquire puts or similar rights to give us the right to sell our equity securities back to the portfolio company issuer. We may be unable to exercise these put rights for the consideration provided in our investment documents if the issuer is in financial distress.

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

Because certain of our portfolio companies are not located in the United States, we and our investments are subject to risks associated with non-U.S. investing.

As of December 31, 2017, 4.6% of our total portfolio (since the Other Portfolio investments do not represent a single geographic region, this information excludes the Other Portfolio investments) were comprised of investments in non-U.S. companies, all of which were denominated in U.S. dollars. Securities issued by non-U.S. companies are not “qualifying assets” under the 1940 Act, and we may invest in non-U.S. companies, including emerging market companies, to the limited extent we are able to do so under the 1940 Act. We intend to invest in such non-U.S. companies in accordance with our investment strategy and, accordingly, such investments would complement and broaden our portfolio. Investing in securities of emerging market companies involves many risks including economic, social, political, financial, tax and security conditions in the emerging market, potential inflationary economic environments, regulation by foreign governments, different accounting standards and political uncertainties. Economic, social, political, financial, tax and security conditions also could negatively affect the value of emerging market companies. These factors could include changes in the emerging market government’s economic and fiscal policies, the possible imposition of, or changes in, currency exchange laws or other laws or restrictions applicable to the emerging market companies or investments in their securities and the possibility of fluctuations in the rate of exchange between currencies.

Risks Relating to Debt Financing

We may have limited ability to fund new investments if we are unable to expand, extend or refinance our EverBank Credit Facility or the Deutsche Bank Credit Facility (combined, the “Credit Facilities”).

On March 11, 2014, we entered into a senior secured revolving credit agreement (as amended from time to time, the “Capital One Credit Facility”) with Capital One, National Association (“Capital One”), as administrative agent and lender, and the other financial institutions party thereto as lenders. On March 6, 2017, the Capital One Credit Facility was amended and restated (as amended and restated, the “EverBank Credit Facility”) to, among other things, (i) extend the maturity date to March 6, 2020 with two, one-year extension options thereafter subject to lender approval, (ii) reduce revolver commitments thereunder to $95.0 million and (iii) assign Capital One’s role as administrative agent to EverBank Commercial Finance, Inc. (“EverBank”). The EverBank Credit Facility was subsequently amended on October 19, 2017 to increase revolver commitments thereunder to $120.0 million.

On June 2, 2014, HMS Funding entered into a credit agreement (the “Deutsche Bank Credit Facility”) among HMS Funding, the Company, as equityholder and servicer, Deutsche Bank AG, New York Branch (“Deutsche Bank”), the financial institutions party thereto as lenders and U.S. Bank National Association as collateral agent and collateral custodian. The Deutsche Bank Credit Facility provided for an initial borrowing capacity of $50.0 million, subject to certain limitations, including limitations with respect to HMS Funding’s investments, as more fully described in the Deutsche Bank Credit Facility. The Deutsche Bank Credit Facility was amended and restated on May 18, 2015 and subsequently has been amended on multiple occasions, most recently on November 20, 2017, to among other things, (i) reduce the interest rate from the sum of the index plus an applicable margin of 2.50% to the sum of the index plus an applicable margin of 2.35% (the index will be equal to the one-month LIBOR, or, in the event that LIBOR is not reasonably available, the higher of Deutsche Bank's base commercial lending rate and the interest rate equal to 0.5% above the federal funds rate), (ii) extend the maturity date to November 20, 2022, (iii) increase revolver commitments thereunder from $400.0 million to $450.0 million and (iv) establish a maximum borrowing capacity thereunder of $550.0 million.

There can be no guarantee that we will be able to expand, extend or replace the Credit Facilities on terms that are favorable to us, if at all. Our ability to expand the Credit Facilities, and to obtain replacement financing at the time of maturity, will be constrained by then-current economic conditions affecting the credit markets.

As a BDC, we are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock that we may issue in the future, of at least 200%. Stated differently, the amount of our total borrowings and other senior securities as a percentage of our total assets cannot exceed 50%. If this ratio declines below 200%, we cannot incur additional debt and could be required to sell a portion of our investments to repay some debt when it is disadvantageous to do so.

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

We will have a continuing need for capital to finance our operations. The EverBank Credit Facility contains affirmative and negative covenants usual and customary for leveraged financings, including:

•	maintaining an interest coverage ratio of at least 2.00 to 1.00;

•	maintaining an asset coverage ratio of at least 2.10 to 1.00; and

•	maintaining a minimum consolidated tangible net worth, excluding Structured Subsidiaries, of the greater of (a) the aggregate amount of the revolver commitments or (b) $50.0 million.

Additionally, the EverBank Credit Facility requires us to obtain written approval from the administrative agent prior to entering into any material amendment, waiver or other modification of any provision of the Investment Advisory Agreement. The EverBank Credit Facility permits us to fund additional loans and investments as long as we are within the conditions set out in the agreement.

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

The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below. The calculation assumes (i) we borrow funds equal to 40% of our total assets, (ii) the resulting average total assets are approximately $1.1 billion during the twelve-month period commencing January 1, 2018 and (iii) a weighted average cost of funds of 4.33%. In order to compute the “Corresponding return to stockholders,” the “Assumed Return on Our Portfolio (net of expenses)” is multiplied by the assumed total assets to obtain an assumed return to us. From this amount, the interest expense is calculated by multiplying the assumed weighted average cost of funds times the assumed debt outstanding, and the product is subtracted from the assumed return to us in order to determine the return available to stockholders. The return available to stockholders is then divided by our stockholders’ equity to determine the “Corresponding return to stockholders.” Actual interest payments may be different.

Assumed Return on Our Portfolio (net of expenses)	(10)%	(5)%	0%	5%	10%
Corresponding return to stockholders	(19.43)%	(11.14)%	(2.85)%	5.44%	13.73%

Under the same assumptions, our assets would need to yield an annual return (net of expenses) of approximately 1.72% in order to cover the annual interest payments on our outstanding debt.

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

Risks Relating to Our Common Stock

Because we closed our Offering to new investors, we will be limited in the number and type of investments we may make, and the value of your investment in us may be reduced in the event our assets under-perform.

With the approval of our board of directors, we closed the Offering to new investors effective September 30, 2017. Accordingly, the opportunity for diversification of our investments may be decreased and the returns achieved on those investments may be reduced as a result of allocating all of our expenses over a smaller capital base.

Our shares of common stock are not listed on an exchange or quoted through a quotation system, will not be listed for the foreseeable future, if ever, and we are not obligated to effectuate a liquidity event by a specified date. Therefore, you will have limited liquidity and may not receive a full return of your invested capital if you sell your shares of common stock.

Our shares of common stock are illiquid assets for which there is not a secondary market nor is it expected that any will develop in the future. We intend to explore a potential liquidity event for our stockholders between four and six years following the closing of our Offering or any subsequent follow-on offerings. However, there can be no assurance that we will complete a liquidity event within such time or at all. We expect that our board of directors, in the exercise of its duties to us, will determine to pursue a liquidity event when it believes that then-current market conditions are favorable for a liquidity event, and that such an event is in our best interests. A liquidity event could include (1) the sale of all or substantially all of our assets either on a complete portfolio basis or individually followed by a liquidation, (2) a listing of our shares of common stock on a national securities exchange or (3) a merger or another transaction approved by our board of directors in which our stockholders will receive cash or shares of a publicly traded company.

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

We have a share repurchase program allowing us to repurchase approximately 10% of our weighted average number of outstanding shares in any 12-month period. Unless our board of directors determines otherwise, we will limit the number of shares to be repurchased (i) during any calendar year to the number of shares we can repurchase with the proceeds we receive from the issuance of shares of our common stock under our distribution reinvestment plan during the trailing four quarters and (ii) in any calendar quarter to 2.5% of the weighted average number of shares of common stock outstanding during the trailing four quarters. This program allows you to sell back your shares of common stock to us on a quarterly basis at a price equal to the NAV per share, as determined within 48 hours of the repurchase date. The share repurchase program includes numerous restrictions that will limit your ability to sell your shares. At the discretion of our board of directors, we may also use cash on hand, cash available from borrowings and cash from the sale of our investments as of the end of the applicable period to repurchase shares. To the extent that the number of shares put to us for repurchase exceeds the number of shares that we are able to purchase, we will repurchase shares on a pro rata basis, not on a first-come, first-served basis. Further, we will have no obligation to repurchase shares if the repurchase would violate the restrictions on distributions under federal law or Maryland law, which prohibit distributions that would cause a corporation to fail to meet statutory tests of solvency. These limits may prevent us from accommodating all repurchase requests made in any year. In addition, our board of directors may suspend or terminate the share repurchase program and therefore should not be relied upon as a method to sell shares promptly and at a desired price.

Our repurchase offers pursuant to our share repurchase program may be at prices lower than the price paid by our stockholders to purchase our common stock.

When we make quarterly repurchase offers pursuant to the share repurchase program, we offer to repurchase shares of common stock at the NAV per share, as determined within 48 hours prior to the repurchase date, which price may be lower than the price that investors paid for shares of common stock in the Company’s offering. As a result, to the extent an investor paid an offering price that included the related sales load , then the price at which such investor may sell shares of common stock pursuant to our share repurchase program may be lower than what such investor paid in connection with the purchase of shares of common stock.

We may be unable to invest a significant portion of net stock offering proceeds on acceptable terms in an acceptable time frame.

Delays in investing net stock offering proceeds may impair our performance. We cannot assure you that we will be able to identify any investments that meet our investment objective or that any investment that we make will produce a positive return. We may be unable to invest net stock offering proceeds on acceptable terms within the time period that we anticipate or at all, which could harm our financial condition and operating results.

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

Our investors do not have preemptive rights to any shares we issue in the future. Our Charter authorizes us to issue 450,000,000 shares of common stock. Pursuant to our Charter, a majority of our entire board of directors may amend our Charter from time to time to increase or decrease the aggregate number of authorized shares of stock or the number of authorized shares of stock of any class or series without stockholder approval. Our board of directors may elect to sell additional shares in this or future public offerings or issue equity interests in private offerings. To the extent we issue additional equity interests, your percentage ownership interest in us will be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our investments, you may also experience dilution in the book value and fair value of your shares of common stock.

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

We may invest in certain debt and equity investments through our wholly owned subsidiaries, HMS Equity Holding and HMS Equity Holding II, as well as other taxable subsidiaries and the net taxable income of HMS Equity Holding and HMS Equity

Holding II as well as those other taxable subsidiaries will be subject to federal and state corporate income taxes. In addition, we may invest in certain foreign debt and equity investments which could be subject to foreign taxes (such as income tax, withholding, and value added taxes).

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

Furthermore, we may invest in the equity securities of non-U.S. corporations (or other non-U.S. entities classified as corporations for U.S. federal income tax purposes) that could be treated under the Code and U.S. Treasury regulations as PFICs and/or controlled foreign corporations. The rules relating to investment in these types of non-U.S. entities are designed to ensure that U.S. taxpayers are either, in effect, taxed currently (or on an accelerated basis with respect to corporate level events) or taxed at increased tax rates at distribution or disposition. In certain circumstances, these rules also could require us to recognize taxable income or gains where we do not receive a corresponding payment in cash.

Our stockholders may receive shares of our common stock as distributions, which could result in adverse tax consequences to them.

In order to satisfy the Annual Distribution Requirement, we may declare a large portion of a distribution in shares of our common stock instead of in cash. As long as at least 20% of such distribution is paid in cash and certain requirements are met, the entire distribution will be treated as a dividend for U.S. federal income tax purposes. As a result, a stockholder generally would be subject to tax on 100% of the fair market value of the distribution on the date the distribution is received by the stockholder in the same manner as a cash distribution, even though most of the distribution was paid in shares of our common stock.

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

A “publicly offered regulated investment company” is a RIC whose shares are either (i) continuously offered pursuant to a public offering, (ii) regularly traded on an established securities market or (iii) held by at least 500 persons at all times during the tax year. If we are not a publicly offered RIC for any period, a noncorporate stockholder’s allocable portion of our affected expenses, including our management fees, will be treated as an additional distribution to the stockholder and will be deductible by such stockholder only to the extent permitted under the limitations described below. For noncorporate stockholders, including individuals, trusts, and estates, significant limitations generally apply to the deductibility of certain expenses of a non-publicly offered RIC, including management fees. In particular, for tax years beginning after 2025 these expenses, referred to as miscellaneous itemized deductions, are deductible to an individual only to the extent they exceed 2% of such a stockholder’s adjusted gross income, are not deductible for alternative minimum tax purposes and are subject to the overall limitation on itemized deductions imposed by the Code. For tax years beginning after 2017 and prior to 2026, miscellaneous itemized deductions are disallowed in their entirety. Because shares of our common stock currently are continuously offered pursuant to a public offering, we believe that we are currently considered a publicly offered regulated investment company. There can be no assurance, however, that we will otherwise be considered a publicly offered regulated investment company in the future.

Our portfolio investments may present special tax issues.

Investments in below-investment grade debt instruments, commonly known as “junk” securities, and certain equity securities may present special tax issues for us. U.S. federal income tax rules are not entirely clear about issues such as when we may cease to accrue interest, original issue discount or market discount, when and to what extent deductions may be taken for bad debts or worthless debt in equity securities, how payments received on obligations in default should be allocated between principal and interest income, as well as whether exchanges of debt instruments in a bankruptcy or workout context are taxable. Such matters could cause us to recognize taxable income for U.S. federal income tax purposes, even in the absence of cash or economic gain, and require us to make taxable distributions to our stockholders to maintain our RIC status or preclude the imposition of either U.S. federal corporate income or excise taxation. Additionally, because such taxable income may not be matched by corresponding cash received by us, we may be required to borrow money or dispose of other investments to be able to make distributions to our stockholders. These and other issues will be considered by us, to the extent determined necessary, in order that we minimize the level of any U.S. federal income or excise tax that we would otherwise incur.

Legislative or regulatory tax changes could adversely affect you.

At any time, the federal income tax laws governing RICs or the administrative interpretations of those laws or regulations may be amended. Any of those new laws, regulations or interpretations may take effect retroactively and could adversely affect the taxation of us or of you as a stockholder. Therefore, changes in tax laws, regulations or administrative interpretations or any amendments thereto could diminish the value of an investment in our shares or the value or the resale potential of our investments. In that regard, significant tax reform legislation (commonly referred to as the “Tax Cuts and Jobs Act”) was signed into law on December 22, 2017. The Tax Cuts and Jobs Act, among other things, permanently reduces the maximum federal corporate income tax rate, reduces the maximum individual income tax rate (effective for taxable years 2018 through 2025), restricts the deductibility of business interest expense, changes the rules regarding the calculation of net operating loss deductions that may be used to offset taxable income, expands the circumstances in which a foreign corporation will be treated as a “controlled foreign corporation” and, under certain circumstances, requires accrual method taxpayers to recognize income for U.S. federal income tax purposes no later than the income is taken into account as revenue in an applicable financial statement. The impact of this new legislation on us, our stockholders and our portfolio companies is uncertain. Prospective investors are urged to consult their tax advisors regarding the effects of the new legislation on an investment in us. If we do not comply with applicable laws and regulations, we could lose any licenses that we then hold for the conduct of our business and may be subject to civil fines and criminal penalties.

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

Set forth below is a chart describing the classes of our securities outstanding as of March 16, 2018:

(1)	(2)	(3)	(4)
Title of Class	Amount Authorized	Amount Held by Us or for Our Account	Amount Outstanding Exclusive of Amount Under Column (3)
Common Stock, par value $0.001 per share	450,000,000	—	80,341,230

As of March 16, 2018, we had 14,828 record holders of our common stock.

Distributions and Taxable Income

Subject to our board of directors’ discretion and applicable legal restrictions, we intend to declare ordinary cash distributions on a quarterly basis and pay such distributions on a monthly basis. With the authorization of our board of directors, we declared distributions during each quarter of the years ended December 31, 2017 and 2016. These distributions were paid monthly and were calculated based on stockholders of record each day in an amount equal to $0.00191781 per share, per day (which represents an annualized distribution rate of 7.00% based on our initial offering price of $10.00 per share and 7.53% based on our offering price of $9.30 per share as of September 30, 2017, if such rate were maintained every day for a twelve-month period). Distributions are paid on the first business day following the completion of each month to which they relate. For additional information regarding our distributions, see “Item 1A. Risk Factors — Risks Relating to our Business and Structure — The amount of our distributions to our stockholders is uncertain. Portions of the distributions that we pay may represent a return of capital to you for U.S. federal income tax purposes which will lower your tax basis in your shares and reduce the amount of funds we have for investment in targeted assets. We may not be able to pay you distributions, and our distributions may not grow over time.” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources.”

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

We have elected to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Code. We intend to annually qualify as a RIC. As a RIC, we generally will not be subject to corporate-level U.S. federal income taxes on any ordinary income or capital gain that we distribute to our stockholders from our taxable earnings and profits. To qualify as a RIC in any taxable year, we must, among other things, satisfy certain source-of-income and asset diversification requirements. In addition, we must satisfy the Annual Distribution Requirement to qualify and to maintain our ability to be subject to tax as a RIC. As a part of maintaining RIC status, undistributed taxable income (subject to a 4% nondeductible U.S. federal excise tax) pertaining to a given taxable year may be distributed up to 12 months subsequent to the end of that taxable year, provided such distributions are declared prior to the earlier of eight-and-one-half months after the close of such taxable year in which such taxable income was generated or the filing of the federal income tax return for the taxable year in which such taxable income was generated. In order to avoid the imposition of the 4% nondeductible U.S. federal excise tax, we need to satisfy the Excise Tax Avoidance Requirement. In 2015, we distributed $3.8 million, or $0.0615 per share, of our taxable income in 2016, prior to the filing of our federal income tax return for our 2015 taxable year. As a result, we were subject to a 4% nondeductible federal excise tax liability of approximately $119,000. In 2016, we distributed $7.1 million, or $0.096753 per share, of our taxable income in 2017, prior to the filing of our federal income tax return for our 2016 taxable year. As a result, we were subject to a 4% nondeductible federal excise tax liability of approximately $239,000. In 2017, we distributed $14.9 million, or $0.187394 per share, of our taxable income in 2018, prior to the filing of our federal income tax return for our 2017 taxable year. As a result, we were subject to a 4% nondeductible federal excise tax liability of approximately $392,000.

Ordinary distributions from a RIC qualify for the 20% maximum federal income tax rate on dividend income from domestic corporations and qualified foreign corporations only to the extent that the RIC received the income in the form of qualifying dividends from domestic corporations and qualified foreign corporations. The tax attributes of our distributions will generally include both ordinary income and capital gains but may also include qualified dividends or return of capital.

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

Use of Proceeds from Registered Securities

The Registration Statement under which we registered the Offering was most recently declared effective by the SEC on May 1, 2017. With the approval of our board of directors, we closed the Offering to new investors effective September 30, 2017. We raised gross proceeds of approximately $184.1 million in the Offering including proceeds from the distribution reinvestment plan of approximately $52.4 million through December 31, 2017.

Issuer Purchases of Equity Securities

The following table lists shares we repurchased under our share repurchase program during the period covered by this Form 10-K.

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (2)
October 1 through October 31, 2017	—	—	—	—
November 1 through November 30, 2017	—	—	—	—
December 1 through December 31, 2017	1,105,578	$8.10	1,105,578	—
Total	1,105,578		1,105,578

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

Item 6. Selected Financial Data

The selected financial and other data below as of December 31, 2017, 2016, 2015, 2014 and 2013 and for the years then ended have been derived from financial statements that have been audited by Grant Thornton LLP, an independent registered public accounting firm. The data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes included elsewhere in this Form 10-K.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(dollars in thousands)
Statement of operations data:
Investment income:
Non-Control/Non-Affiliate investments	$94,963	$84,503	$63,253	$19,013	$2,758
Affiliate investments	6,934	3,968	1,204	170	—
Control investments	1,763	928	932	30	—
Total investment income	103,660	89,399	65,389	19,213	2,758
Expenses:
Interest expense	18,317	15,055	11,159	3,325	419
Base management and incentive fees	24,814	20,840	18,142	6,029	784
Internal administrative services expenses	3,014	2,315	2,037	1,497	1,018
Offering costs	1,861	901	—	—	—
Professional fees	645	1,056	606	478	361
Insurance	191	191	192	191	186
Other general and administrative	1,518	1,440	1,280	598	235
Expenses before fee and expense waivers	50,360	41,798	33,416	12,118	3,003
Waiver of management and incentive fees	(3,029)	(1,689)	(2,601)	(2,274)	(784)
Waiver of internal administrative services expenses	(3,014)	(2,315)	(2,037)	(1,497)	(1,018)
Expense support payment from Adviser	—	—	—	(328)	(153)
Total expenses, net of fee and expense waivers	44,317	37,794	28,778	8,019	1,048
Net investment income before taxes	59,343	51,605	36,611	11,194	1,710
Income tax expense (benefit), including excise tax	624	336	127	(3)	5
Net investment income	58,719	51,269	36,484	11,197	1,705
Total realized gain (loss) on investments	(4,363)	(22,891)	(5,508)	20	27
Net realized income	54,356	28,378	30,976	11,217	1,732
Total net change in unrealized appreciation (depreciation) on investments	(1,730)	38,206	(37,956)	(14,214)	421
Net increase (decrease) in net assets resulting from operations	$52,626	$66,584	$(6,980)	$(2,997)	$2,153
Net investment income per share/unit – basic and diluted	$0.76	$0.75	$0.75	$0.70	$0.64
Net realized income per share/unit – basic and diluted	$0.70	$0.41	$0.63	$0.70	$0.65
Net increase (decrease) in net assets from operations per share/unit – basic and diluted	$0.68	$0.97	$(0.14)	$(0.19)	$0.81
Stockholder distributions declared per share/unit – basic and diluted	$0.70	$0.70	$0.70	$0.70	$0.70
Weighted average shares/units outstanding – basic and diluted	77,718,813	68,029,977	48,838,114	16,022,853	2,648,689

	As of December 31,
	2017	2016	2015	2014	2013
	(dollars in thousands)
Balance sheet data:
Assets:
Total portfolio investments at fair value	$1,049,439	$989,247	$852,988	$473,862	$66,882
Cash and cash equivalents	45,791	23,719	24,001	19,868	6,356
Interest receivable	8,638	7,204	7,927	4,328	399
Receivable for securities sold	4,959	7,610	1,995	3,014	—
Prepaid and other assets	4,072	1,268	511	338	109
Due from Main Street	—	—	—	—	19
Deferred offering costs (net of accumulated amortization)	—	680	1,107	2,388	3,688
Deferred financing costs (net of accumulated amortization)	6,163	3,840	4,883	2,426	168
Total assets	$1,119,062	$1,033,568	$893,412	$506,224	$77,621
Liabilities and net assets:
Accounts payable and other liabilities	$1,459	$1,164	$610	$238	$66
Payable for unsettled trades	—	932	—	6,249	2,608
Stockholders distributions payable	4,772	4,354	3,717	1,760	295
Base management fees payable	5,682	5,054	4,521	2,080	—
Due to affiliates	59	184	1,202	2,450	3,771
Directors’ fees payable	17	12	14	8	5
Payable for securities purchased	29,284	11,035	11,696	50,512	8,799
Credit facilities payable	430,000	413,000	380,000	182,864	14,000
Total liabilities	471,273	435,735	401,760	246,161	29,544
Total net assets	647,789	597,833	491,652	260,063	48,077
Total liabilities and net assets	$1,119,062	$1,033,568	$893,412	$506,224	$77,621
Other data:
Weighted average effective yield on LMM debt (1)	12.2%	12.4%	11.0%	11.3%	15.0%
Number of LMM debt portfolio investments	28	29	19	11	2
Weighted average effective yield on Middle Market debt (1)	9.1%	8.8%	8.3%	8.0%	7.3%
Number of Middle Market debt portfolio investments	59	75	83	77	62
Weighted average effective yield on Private Loan debt (1)	9.1%	9.2%	8.5%	9.7%	9.5%
Number of Private Loan debt portfolio investments	38	29	20	11	2
Weighted average effective yield on total portfolio (1)	8.9%	8.9%	8.3%	8.1%	7.5%
Number of LMM equity portfolio investments	29	28	17	9	—
Number of Middle Market equity portfolio investments	4	5	—	—	—
Number of Private Loan equity portfolio investments (2)	11	9	5	—	—
Number of Other Portfolio investments	7	3	3	1	—
Expense ratios (as percentage of average net assets):
Total expenses	7.14%	7.12%	7.23%	5.62%	4.24%
Operating expenses excluding interest expense	4.23%	4.25%	4.44%	3.29%	2.55%

(1)
Weighted-average effective yield is calculated based on our investments at the end of each period and includes accretion of original issue discounts and amortization of premiums, and the amortization of fees received in connection with transactions. Investments on non-accrual status are assumed to have a zero yield in the calculation of weighted-average effective yield.

(2)	Investments were non-income producing during the years ended December 31, 2017, 2016 and 2015.

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

OVERVIEW

We are a specialty finance company sponsored by Hines that makes debt and equity investments in Middle Market and LMM companies. We are an externally managed, non-diversified closed-end management investment company that has elected to be treated as a BDC under the 1940 Act. We are, therefore, required to comply with certain regulatory requirements. We have elected to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Code.

Our primary investment objective is to generate current income through debt and equity investments. A secondary objective is to generate long-term capital appreciation through equity and equity-related investments, including warrants, convertible securities and other rights to acquire equity securities. Our portfolio strategy is to invest primarily in illiquid debt and equity securities issued by LMM companies and Middle Market companies in private placements and negotiated transactions, which are traded in private over-the-counter markets for institutional investors. We will also invest in, and a significant portion of our assets are invested in, customized direct secured and unsecured loans to and equity securities of LMM companies, referred to as LMM securities. Typically, our investments in LMM companies require us to co-invest with Main Street and/or its affiliates. We categorize some of our investments in LMM companies and Middle Market companies as Private Loan portfolio investments. Private Loan investments, often referred to in the debt markets as “club deals,” are investments, generally in debt instruments, that we originate on a collaborative basis with other investment funds. Private Loan investments are typically similar in size, structure, terms and conditions to investments we hold in our LMM portfolio and Middle Market portfolio. Our portfolio also includes Other Portfolio investments, primarily consisting of our investment in HMS-ORIX and investments managed by third parties, which differ from the typical profiles for our other types of investments.

As a BDC, we are subject to certain regulatory restrictions in making our investments, including limitations on our ability to co-invest with certain affiliates, including Main Street. However, we received exemptive relief from the SEC that permits us, subject to certain conditions, to co-invest with Main Street and/or its affiliates in certain transactions originated by Main Street and/or our Advisers. The exemptive relief permits us, and certain of our directly or indirectly wholly owned subsidiaries on one hand, and Main Street, and/or certain of its affiliates, on the other hand, to co-invest in the same investment opportunities where such investment may otherwise be prohibited under Section 57(a)(4) of the 1940 Act. In addition, we may continue to co-invest with Main Street and/or its affiliates in syndicated deals and secondary loan market purchases in accordance with applicable regulatory guidance or interpretations where price is the only negotiated point.

As of December 31, 2017, we had investments in 59 Middle Market debt investments, 38 Private Loan debt investments, 28 LMM debt investments, 29 LMM equity investments, 11 Private Loan equity investments, four Middle Market equity investments and seven Other Portfolio investments with an aggregate fair value of approximately $1,049.4 million, a cost basis of approximately $1,064.3 million, and a weighted average effective annual yield of approximately 8.9%. The weighted average annual yield was calculated using the effective interest rates for all investments at December 31, 2017, including accretion of original issue discount and amortization of the premium to par value, the amortization of fees received in connection with transactions, and assumes zero yield for investments on non-accrual status. As of December 31, 2017, approximately 79.1% and 9.3% of our total portfolio investments (at fair value) were secured by first priority liens and second priority liens on portfolio company assets, respectively, with the remainder in unsecured debt investments and equity investments.

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

Investment Income

We have generated, and plan to continue to generate, investment income primarily in the form of interest on the debt securities that we hold, dividends and other distributions with respect to any equity interests that we hold and capital gains, if any, on our investments. In addition, we may generate revenue in the form of commitment, origination, structuring or diligence fees, monitoring fees, and possibly consulting fees and performance-based fees. All such fees will be generated in connection with our investments and recognized as earned or as additional yield over the life of the debt investment. To date our investment income has been interest income on debt investments, accretion of original issue discounts, dividend income, amortization of premiums and fees received from transactions, net realized appreciation (depreciation) and net change in unrealized appreciation (depreciation).

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

•	interest payable on debt, if any, including any hedging costs;

•	investment advisory fees;

•	transfer agent and custodial fees;

•	fees and expenses associated with marketing efforts;

•	federal and state registration fees;

•	federal, state and local taxes;

•	independent directors’ fees and expenses, including travel expenses;

•	costs of director and stockholder meetings, proxy statements, stockholders’ reports and notices;

•	cost of fidelity bond, directors and officers/errors and omissions liability insurance and other insurance premiums;

•	direct costs such as printing of stockholder reports and advertising or sales materials, mailing, long distance telephone, and staff;

•	fees and expenses associated with independent audits and outside legal costs, including compliance with the Sarbanes-Oxley Act, the 1940 Act, and other applicable federal and state securities laws;

•	costs associated with our reporting and compliance obligations under the 1940 Act and other applicable federal and state securities laws and regulations;

•	brokerage commissions for our investments;

•	all other expenses incurred by our Advisers in performing their obligations, subject to the limitations included in the Investment Advisory Agreement and Sub-Advisory Agreement; and

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

Base Management Fee and Incentive Fee Waiver Agreements and Administrative Services Expense Reimbursement Waiver Agreements

From time to time, our Advisers may waive certain fees and expense reimbursements accrued under the Investment Advisory Agreement and the Sub-Advisory Agreement, as applicable. We may reimburse such waived fees and expenses within three years from the date of each respective fee or expense reimbursement waiver. See Note 11 - Related Party Transactions and Arrangements - Advisory Agreements and Conditional Fee Waiver and - Administration to our consolidated financial statements included elsewhere in this Form 10-K for additional information on our fee and expense reimbursement waivers.

CRITICAL ACCOUNTING POLICIES

Basis of Presentation and Consolidation

Our consolidated financial statements have been prepared in accordance with the instructions to Form 10-K and accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of our wholly owned consolidated subsidiaries: HMS Funding, HMS Equity Holding and HMS Equity Holding II. All intercompany accounts and transactions have been eliminated in consolidation. Under the 1940 Act rules, regulations pursuant to Articles 6, 10 and 12 of Regulation S-X and Topic 946, Financial Services - Investment Companies, of the Accounting Standards Codification, as amended (the “ASC”), of the Financial Accounting Standards Board (“FASB”), we are precluded from consolidating portfolio company investments, including those in which we have a controlling interest, unless the portfolio company is a wholly owned investment company. An exception to this general principle occurs if we own a controlled operating company whose purpose is to provide services to us such as an investment adviser or transfer agent. None of our investments qualify for this exception. Therefore, our portfolio company investments, including those in which we have a controlling interest, are carried on the Consolidated Balance Sheet at fair value with changes to fair value recognized as “Net Change in Unrealized Appreciation (Depreciation)” on the Consolidated Statements of Operations until the investment is realized, usually upon exit, resulting in any gain or loss on exit being recognized as a realized gain or loss. However, in the event that any controlled subsidiary exceeds the tests of significance set forth in Rules 3-09 or 4-08(g) of Regulation S-X, we will include required financial information for such subsidiary in the notes or as an attachment to our consolidated financial statements.

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

Our portfolio strategy calls for us to invest primarily in illiquid debt and equity securities issued by private, LMM companies and debt securities issued by Middle Market companies that are generally larger in size than the LMM companies. We categorize some of our investments in LMM companies and Middle Market companies as Private Loan portfolio investments. Private Loan investments, often referred to in the debt markets as “club deals,” are investments, generally in debt instruments, that we originate on a collaborative basis with other investment funds or lenders. Private Loan investments are typically similar in size, structure, terms and conditions to the investments we hold in our LMM portfolio and Middle Market portfolio. Our portfolio also includes Other Portfolio investments, primarily consisting of our investment in HMS-ORIX and investments managed by third parties, which differ from the typical profiles for our LMM portfolio investments, Middle Market portfolio investments or Private Loan portfolio investments. Our portfolio investments may be subject to restrictions on resale. See “Item 1A. Risk Factors — Risks Related to Our Investments — The lack of liquidity in our investments may adversely affect our business.”

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

For LMM portfolio investments, we generally review external events, including private mergers, sales and acquisitions involving comparable companies, and include these events in the valuation process by using an enterprise value waterfall (“Waterfall”) for our LMM equity investments and an income approach using a yield-to-maturity model (“Yield-to-Maturity”) for our LMM debt investments. For Middle Market portfolio investments, we use observable inputs such as quoted prices in the valuation process. We determine the appropriateness of the use of third-party broker quotes, if any, in determining fair value based on our understanding of the level of actual transactions used by the broker to develop the quote and whether the quote was an indicative price or binding offer, the depth and consistency of broker quotes and the correlation of changes in broker quotes with underlying performance of the portfolio company and other market indices. We often cannot observe the inputs considered by the third party in determining their quotes. For Middle Market and Private Loan portfolio investments in debt securities for which it has determined that third-party quotes or other independent pricing are not available or appropriate, we generally estimate the fair value based on the assumptions that we believe hypothetical market participants would use to value the investment in a current hypothetical sale using the Yield-to-Maturity valuation method. For our Other Portfolio equity investments, we generally calculate the fair value of the investment primarily based on the NAV of the fund. All of the valuation approaches for our portfolio investments estimate the value of the investment as if we were to sell, or exit, the investment as of the measurement date.

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

With respect to investments for which market quotations are not readily available or an indicator exists that the available market prices are not reliable for a particular security, a multi-step valuation process is undertaken, as described below:

•
Our valuation process will begin with our Sub-Adviser preparing draft valuations of each investment based upon the methodology contained in our Sub-Adviser’s valuation policy and submitting such draft valuations to our Adviser.

•	Our Adviser then prepares its own initial draft valuation for each investment based upon our Adviser’s valuation policy.

•
The Advisers obtain and potentially take into account information received from a third-party valuation firm retained by our board of directors, if applicable, and then individually set the initial draft value of each investment.

•
Team members from our Advisers then confer regarding their respective draft valuations, and our Adviser’s team members issue such clarifying questions regarding discrepancies in value estimates to our Sub-Adviser for mutual resolution. After receiving responses to such inquiries from our Sub-Adviser, our Adviser then prepares and presents its recommended fair value for each of the investments for consideration by our Adviser’s valuation committee.

•
Our Adviser’s valuation committee meets to review our Adviser’s initial draft values, to analyze and discuss the proposed valuations and to document its conclusions. Our Adviser’s valuation committee approves the fair values that are recommended to our audit committee and our board of directors.

•
Team members from our Adviser prepare written valuation materials for distribution to our audit committee and our board of directors containing final recommended valuations, as approved by our Adviser’s valuation committee.

•
Our audit committee reviews our Adviser’s preliminary recommended valuations with representatives of our Advisers, and our audit committee recommends the fair value of our portfolio for approval by our board of directors.

•
At this point, our board of directors then approves the fair value of our investment portfolio in good faith based on several factors, including the input and recommendation of our Advisers, our Adviser’s valuation committee, our audit committee, and any third-party valuation firm, if applicable, and further determines that the valuation of investments held by us and presented in our financial statements was approved in accordance with our valuation policy.

Pursuant to our internal valuation process and the requirements under the 1940 Act, we perform valuation procedures on our unquoted investments in LMM portfolio companies and certain Private Loan portfolio companies (the “Internally Valued Investments”) at least once a quarter. Among other things, we generally consult with a nationally recognized independent valuation firm on the Internally Valued Investments at least once in every calendar year, and for new Internally Valued Investments, at least once in the twelve-month period subsequent to the initial investment. In certain instances, we may determine that it is not cost-effective, and as a result is not in our stockholders’ best interest, to consult with the nationally recognized independent valuation firm on our investments in one or more of these Internally Valued Investments. Such instances include situations where the fair value of our investment is determined to be insignificant relative to the total investment portfolio. For the year ended December 31, 2017, we consulted with our independent valuation firm in arriving at our determination of fair value on our investments in 22 of the 25 LMM portfolio companies and in 19 of the 38 Private Loan portfolio companies. For the year ended December 31, 2016, we consulted with our independent valuation firm in arriving at our determination of fair value on our investments in 21 of the 23 LMM portfolio companies and in 15 of the 29 Private Loan portfolio companies.

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

Interest, Fee and Dividend Income

Interest and dividend income are recorded on the accrual basis to the extent amounts are expected to be collected. Prepayment penalties received by us are recorded as income upon receipt. Dividend income is recorded when dividends are declared by the portfolio company or at the point an obligation exists for the portfolio company to make a distribution. Accrued interest and dividend income are evaluated quarterly for collectability. When a debt security becomes 90 days or more past due and we do not expect the debtor to be able to service all of its debt or other obligations, it will generally be placed on non-accrual status, and we will cease recognizing interest income on that debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. If there is reasonable doubt that we will receive any previously accrued interest, then the interest income will be written off. Additionally, if a debt security has deferred interest payment terms and we become aware of a deterioration in the credit quality, we will evaluate the collectability of the deferred interest payment. If it is determined that the deferred interest is unlikely to be collected, we will place the security on non-accrual status and cease recognizing interest income on that debt security until the borrower has demonstrated the ability and intent to pay the contractual amounts due. Payments received on non-accrual investments may be recognized as income or applied to principal depending upon the collectability of the remaining principal and interest. If a debt security’s status significantly improves with respect to the debtor’s ability to service the debt or other obligations, or if a debt security is fully impaired, sold or written off, it will be removed from non-accrual status.

As of December 31, 2017, we had four debt investments in three portfolio companies that were more than 90 days past due, all of which were on non-accrual status. One of the three portfolio companies on non-accrual status was in default due to failure to pay its outstanding principal balance of $2.9 million due upon the maturity of its two loans, while the other two portfolio companies on non-accrual status were in default due to failure to pay required interest payments. Our Advisers are currently working with the borrowers to maximize recovery of the amounts borrowed. As of December 31, 2017, these four investments on non-accrual status comprised approximately 0.2% of the total investment portfolio at fair value and 0.9% of the total investment portfolio at cost. Each of these portfolio companies experienced a significant decline in credit quality raising doubt regarding our ability to collect the principal and interest contractually due. Given the credit deterioration, we ceased accruing interest income on the non-accrual debt investments and wrote off any previously accrued interest deemed uncollectable. There was no allowance recorded for the year ended December 31, 2017. As of December 31, 2017, we are not aware of any other material changes to the creditworthiness of the borrowers underlying its debt investments. For those investments in which S&P credit ratings are available, approximately 32.4% of the portfolio, the portfolio had a weighted average effective credit rating of B as of December 31, 2017.

As of December 31, 2016, we had five debt investments in four portfolio companies that were more than 90 days past due (two of which were in the oil and gas industry), including three debt investments in two portfolio companies that were on non-accrual status. As of December 31, 2016, we had three investments in two portfolio companies that were on non-accrual status. These three investments on non-accrual status comprised approximately 0.2% of the total investment portfolio at fair value and 0.8% of the total investment portfolio at cost. Each of these portfolio companies experienced a significant decline in credit quality raising doubt regarding our ability to collect the principal and interest contractually due. Given the credit deterioration, we ceased accruing interest income on the non-accrual debt investments and wrote off any previously accrued interest deemed uncollectable. There was no allowance recorded for the year ended December 31, 2016.

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

At both December 31, 2017 and 2016, we held 19 investments, which contained a PIK provision. As discussed above, three of the 19 investments with PIK provisions as of December 31, 2017 and two of the 19 investments with PIK provisions as of December 31, 2016 were on non-accrual status. No PIK interest was recorded on these investments during the years ended December 31, 2017 and December 31, 2016. For the years ended December 31, 2017, 2016 and 2015, we capitalized approximately $1.3 million, $469,000 and $1.2 million, respectively, of PIK interest. We stop accruing PIK interest and write off any accrued and uncollected interest in arrears when we determine that such PIK interest in arrears is no longer collectible.

We may periodically provide services, including structuring and advisory services, to our portfolio companies or other third parties. The income from such services is non-recurring. For services that are separately identifiable and evidence exists to substantiate fair value, income is recognized as earned, which is generally when the investment or other applicable transaction closes. For the years ended December 31, 2017, 2016 and 2015, the Company recognized $2.4 million, $1.3 million and $1.1 million, respectively, of non-recurring fee income received from its portfolio companies or other third parties, which accounted for approximately 2.3%, 1.4% and 1.6%, respectively, of the Company’s total investment income during such periods. Fees received in connection with debt financing transactions for services that do not meet these criteria are treated as debt origination fees and are deferred and accreted into interest income over the life of the financing.

A presentation of the investment income we received from our investment portfolio in each of the periods presented (dollars in thousands) is as follows:

	Year Ended December 31,
	2017	2016	2015

Interest, Fee and Dividend Income:
Interest Income	$97,672	$86,006	$63,864
Fee Income	2,374	1,260	1,073
Dividend Income	3,614	2,133	452
Total Interest, Fee and Dividend Income	$103,660	$89,399	$65,389

Unearned Income – Original Issue Discount / Premium to Par Value

We generally purchase our debt investments for an amount different than their respective principal values. For purchases at less than par value a discount is recorded at acquisition, which is accreted into interest income based on the effective interest method over the life of the debt investment. For purchases at greater than par value, a premium is recorded at acquisition, which is amortized as a reduction to interest income based on the effective interest method over the life of the investment. Upon repayment or sale, any unamortized discount or premium is also recognized into interest income. For the years ended December 31, 2017, 2016 and 2015, we accreted approximately a net of $15.1 million, $11.9 million and $4.4 million, respectively, into interest income.

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

Prior to January 1, 2016, offering costs were capitalized as incurred by our Advisers, and such costs, up to 1.5% of the gross proceeds, were recorded as a charge to additional paid in capital and a reduction of deferred offering costs. Effective January 1, 2016 through the closing of the Offering to new investors, offering costs were capitalized as incurred by us as we became obligated to reimburse our Advisers for such costs and subsequently amortized to expense over a 12-month period to more closely track applicable guidance. Deferred offering costs were fully amortized to expense upon the closing of the Offering to new investors as previously discussed, and are currently expensed as incurred by us as we become obligated to reimburse our Advisers for such costs.

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

In December 2017, the “Tax Cuts and Jobs Act” legislation was enacted. The Tax Cuts and Jobs Act includes significant changes to the U.S. corporate tax system, including a U.S. federal corporate income tax rate reduction from 35% to 21% and other changes. ASC 740, Income Taxes, requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation was enacted. As such, we have accounted for the tax effects as a result of the enactment of the Tax Cuts and Jobs Act as of December 31, 2017.

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

Our LMM portfolio consists of debt investments secured by a first priority lien (64.7% of the total fair value of the LMM portfolio) on the assets of the portfolio companies and equity investments (35.3% of the total fair value of the LMM portfolio) in privately held LMM companies as of December 31, 2017. The LMM debt investments generally mature between five and seven years from the original investment date. The LMM equity investments represent an equity position or the right to acquire an equity position through warrants.

Our Private Loan portfolio primarily consists of debt investments secured by first and second priority liens (92.4% and 1.5% of the total fair value of the Private Loan portfolio, respectively) on the assets of the portfolio companies, unsecured debt investments (3.4% of the total fair value of the Private Loan portfolio) and equity investments (2.7% of the total fair value of the Private Loan portfolio) in eight Private Loan companies as of December 31, 2017. The Private Loan debt investments typically have stated terms between three and seven years from the original investment date. The Private Loan equity investments represent an equity position or the right to acquire an equity position through warrants.

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

During the year ended December 31, 2017, we funded investment purchases of approximately $551.8 million and had three investments under contract to purchase as of December 31, 2017, for approximately $29.3 million, which settled or we scheduled to settle after December 31, 2017. We also received proceeds from sales and repayments of existing portfolio investments of approximately $525.0 million including $97.4 million in sales. Additionally, we had two investments under contract to sell as of December 31, 2017, for approximately $5.0 million, which represented the contract sales price. The combined result of these transactions increased our portfolio, on a cost basis, by approximately $61.9 million, or 6.2%, and the number of portfolio investments decreased by two, or 1.1%, compared to the portfolio as of December 31, 2016. As of December 31, 2017, the largest investment in an individual portfolio company represented approximately 2.9% of our portfolio’s fair value with the remaining investments in an individual portfolio company ranging from 0.0% to 1.8%. The average single investment in our portfolio is approximately $6.0 million or 0.6% of the total portfolio. As a result of these transactions, our portfolio has become increasingly broadened across individual portfolio investments, geographic regions, and industries. Further, our total portfolio’s investment composition (excluding our Other Portfolio investments) at fair value is comprised of 83.0% first lien debt securities and 9.8% second lien debt securities, with the remainder in unsecured debt investments and equity investments. First lien debt securities have priority over subordinated debt owed by the issuer with respect to the collateral pledged as security for the loan. Due to the relative priority of payment of first lien investments, these generally have lower yields than lower priority, less secured investments.

During the year ended December 31, 2016, we funded investment purchases of approximately $464.9 million and had three investments under contract to purchase as of December 31, 2016 for approximately $11.0 million, which settled or we scheduled to settle after December 31, 2016. We also received proceeds from sales and repayments of existing portfolio investments of approximately $349.6 million including $106.6 million in sales. Additionally, we had two investments under contract to sell as of December 31, 2016, for approximately $7.6 million, which represented the contract sales price. The combined result of which increased our portfolio, on a cost basis, by approximately $97.7 million, or 10.8%, and the number of portfolio investments by 31, or 21.1%, compared to the portfolio as of December 31, 2015. As of December 31, 2016, the largest investment in an individual portfolio company represented approximately 1.8% of our portfolio’s fair value with the remaining investments in an individual portfolio company ranging from 0.01% to 1.6%. The average single investment in our portfolio as of December 31, 2016 was approximately $5.6 million or 0.6% of the total portfolio. Further, our total portfolio’s investment composition (excluding our Other Portfolio investments) at fair value as of December 31, 2016 was comprised of 81.5% first lien debt securities, 11.8% second lien debt securities, with the remainder in unsecured debt investments and equity investments.

During the year ended December 31, 2015, we funded investment purchases of approximately $631.1 million and had five investments under contract to purchase as of December 31, 2015 for approximately $11.7 million, which settled or we scheduled to settle after December 31, 2015. We also received proceeds from sales and repayments of existing portfolio investments of approximately $176.1 million including $45.7 million in sales. Additionally, we had one investment under contract to sell as of December 31, 2015, for approximately $2.0 million, which represented the contract sales price. The combined result of which increased our portfolio, on a cost basis, by approximately $417.1 million, or 85.5%, and the number of portfolio investments by 38, or 34.9%, compared to the portfolio as of December 31, 2014. As of December 31, 2015, the largest investment in an individual portfolio company represented approximately 2.3% of our portfolio’s fair value with the remaining investments in an individual portfolio company ranging from 0.03% to 1.8%. The average single investment in our portfolio as of December 31, 2015 was approximately $5.8 million or 0.7% of the total portfolio. Further, our total portfolio’s investment composition (excluding our Other Portfolio investments) at fair value as of December 31, 2015 was comprised of 80.3% first lien debt securities, 16.7% second lien debt securities, with the remainder in unsecured debt investments and equity investments.

As of December 31, 2017 and 2016, the weighted average rating of our LMM investments was approximately 2.7 and 2.6, respectively. Lastly, from December 31, 2016 to December 31, 2017, the overall weighted average effective yield on our investment portfolio has remained unchanged at 8.9%.

Summaries of the composition of our total investment portfolio at cost and fair value are shown in the following tables (this information excludes Other Portfolio investments):

	December 31, 2017				December 31, 2016
Cost:	LMM	Private Loan	Middle Market	Total	LMM	Private Loan	Middle Market	Total
First Lien Secured Debt	69.8%	92.5%	83.1%	84.3%	67.9%	92.0%	81.5%	82.3%
Second Lien Secured Debt	—	1.5	16.2	9.6	3.5	0.7	16.9	11.9
Unsecured Debt	—	3.3	0.1	1.1	—	4.9	0.9	1.6
Equity (1)	29.2	2.5	0.6	4.8	26.9	2.0	0.7	3.9
Equity Warrants	1.0	0.2	—	0.2	1.7	0.4	—	0.3
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
(1) Includes our investment in HMS-ORIX.

	December 31, 2017				December 31, 2016
Fair Value:	LMM	Private Loan	Middle Market	Total	LMM	Private Loan	Middle Market	Total
First Lien Secured Debt	64.7%	92.4%	82.1%	83.0%	64.3%	91.5%	81.3%	81.5%
Second Lien Secured Debt	—	1.5	17.0	9.8	3.3	0.7	17.0	11.8
Unsecured Debt	—	3.4	0.1	1.1	—	4.9	0.9	1.7
Equity (1)	34.3	2.5	0.8	5.9	30.7	2.1	0.8	4.6
Equity Warrants	1.0	0.2	—	0.2	1.7	0.8	—	0.4
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
(1) Includes our investment in HMS-ORIX.

See Note 3 — Fair Value Hierarchy for Investments — Portfolio Investment Composition to the financial statements included elsewhere in this Form 10-K for summaries of the composition of our investments by geographic region and by industry.

Investment in HMS-ORIX

We co-invest in broadly-syndicated loans with Orix through our investment in HMS-ORIX, which is organized as a Delaware limited liability company. Pursuant to the terms of the limited liability company agreement and through representation on the HMS-ORIX Board of Managers, we and Orix each have 50% voting control of HMS-ORIX and together will agree on all portfolio and investment decisions as well as all other significant actions for HMS-ORIX. We do not operationally control HMS-ORIX, and, accordingly, we do not consolidate the operations of HMS-ORIX within the consolidated financial statements. As of December 31, 2017, we and Orix have committed to provide, and have funded, an aggregate of $50.0 million of equity to HMS-ORIX, with us providing $30.0 million (60% of the equity) and Orix providing $20.0 million (40% of the equity).

As of December 31, 2017, HMS-ORIX had total assets of $142.9 million and HMS-ORIX’s portfolio consisted of 74 broadly-syndicated loans, generally in industries similar to those in which we may directly invest. As of December 31, 2017, there were no loans in HMS-ORIX’s portfolio that were on non-accrual status.

On April 5, 2017, HMS-ORIX closed on a $100.0 million credit facility with Bank of America, N.A. The facility has a maturity date of April 5, 2020 and borrowings under the facility bear interest at a rate equal to LIBOR plus 1.65% per annum. As of December 31, 2017, $86.5 million was outstanding under this facility. Borrowings under the facility are secured by substantially all of the assets of HMS-ORIX. If we were to include our pro-rata share of the borrowings under the HMS-ORIX credit facility as leverage on our balance sheet as of December 31, 2017, our asset coverage ratio as of such date would have been 223.0%, assuming unfunded commitments are treated as senior securities.

The following table presents a summary of HMS-ORIX’s portfolio as of December 31, 2017 (dollars in thousands):

As of December 31, 2017

Total debt investments (1)	$138,908
Weighted average effective yield on loans(2)	4.95%
Largest loan to a single borrower(1)	$3,496
Total of 10 largest loans to borrowers(1)	$30,790
(1) At principal amount.
(2) Weighted average effective annual yield is calculated based on the investments at the end of each period and includes accretion of original issue discounts and amortization of premiums, and the amortization of fees received in connection with transactions.

The following table presents a listing of HMS-ORIX’s individual loans as of December 31, 2017:

HMS-ORIX
Loan Portfolio
As of December 31, 2017
(dollars in thousands)
Portfolio Company	Industry	Type of Investment	Principal	Cost	Fair Value

Acosta, Inc.	Commercial Services and Supplies	LIBOR (1 month) + 3.25%, Current Coupon 4.82%, Secured Debt (Maturity - September 26, 2021)	$2,000	$1,881	$1,766
Acrisure, LLC	Insurance	LIBOR (2 months) + 4.25%, Current Coupon 5.65%, Secured Debt (Maturity - November 22, 2023)	2,115	2,122	2,139
Advantage Sales & Marketing Inc.	Commercial Services and Supplies	LIBOR (1 month) + 3.25%, Current Coupon 4.63%, Secured Debt (Maturity - July 23, 2021)	1,990	1,938	1,945
Air Medical Group Holdings Inc	Health Care Providers & Services	LIBOR (6 months) + 4.00%, Current Coupon 5.67%, Secured Debt (Maturity - April 28, 2022)	1,990	1,981	1,993

HMS-ORIX
Loan Portfolio
As of December 31, 2017
(dollars in thousands)
Portfolio Company	Industry	Type of Investment	Principal	Cost	Fair Value

Albany Molecular Research, Inc.	Life Sciences Tools & Services	LIBOR (1 month) + 3.25%, Current Coupon 4.82%, Secured Debt (Maturity - August 28, 2024)	$100	$100	$99
Alphabet Holding Company, Inc.	Food Products	LIBOR (1 month) + 3.50%, Current Coupon 5.07%, Secured Debt (Maturity - September 26, 2024)	1,995	1,985	1,935
American Seafoods Group LLC	Food Products	Prime + 2.25%, Current Coupon 6.75%, Secured Debt (Maturity - August 21, 2023)	1,500	1,493	1,513
Ancestry.com Operations Inc.	Internet Software & Services	LIBOR (1 month) + 3.25%, Current Coupon 4.66%, Secured Debt (Maturity - October 19, 2023)	1,995	2,013	2,007
Arch Coal, Inc.	Metals & Mining	LIBOR (1 month) + 3.25%, Current Coupon 4.82%, Secured Debt (Maturity - March 7, 2024)	1,985	1,992	2,004
AshCo, Inc.	Specialty Retail	LIBOR (3 months) + 5.00%, Current Coupon 6.57%, Secured Debt (Maturity - September 25, 2024)	1,995	1,951	1,993
Asurion, LLC	Insurance	LIBOR (1 month) + 3.00%, Current Coupon 4.57%, Secured Debt (Maturity - November 3, 2023)	1,312	1,312	1,320
Atkore International, Inc.	Electric Equipment, Instruments & Components	LIBOR (3 months) + 3.00%, Current Coupon 4.70%, Secured Debt (Maturity - December 22, 2023)	2,977	3,005	2,999
BCP Renaissance Parent L.L.C.	Oil, Gas & Consumable Fuels	LIBOR (3 months) + 4.00%, Current Coupon 5.38%, Secured Debt (Maturity - October 31, 2024)	600	602	608
BMC Software Finance, Inc.	Software	LIBOR (1 month) + 3.25%, Current Coupon 4.82%, Secured Debt (Maturity - September 12, 2022)	3,156	3,181	3,163
Builders FirstSource, Inc.	Building Products	LIBOR (1 month) + 3.00%, Current Coupon 4.69%, Secured Debt (Maturity - February 29, 2024)	2,977	2,974	2,993
Calpine Corporation	Independent Power and Renewable Electricity Producers	LIBOR (3 months) + 2.50%, Current Coupon 4.20%, Secured Debt (Maturity - January 15, 2023)	1,990	1,997	1,991
CHS/Community Health Systems, Inc.	Health Care Providers & Services	LIBOR (3 months) + 3.00%, Current Coupon 4.48%, Secured Debt (Maturity - January 27, 2021)	1,613	1,608	1,543
ClubCorp Holdings, Inc.	Real Estate Management & Development	LIBOR (3 months) + 3.25%, Current Coupon 4.94%, Secured Debt (Maturity - September 18, 2024)	1,959	1,949	1,969
Colorado Buyer Inc	Technology Hardware, Storage & Peripherals	LIBOR (3 months) + 3.00%, Current Coupon 4.38%, Secured Debt (Maturity - May 1, 2024)	2,985	2,995	3,008
Confie Seguros Holding II Co.	Insurance	LIBOR (1 month) + 5.25%, Current Coupon 6.73%, Secured Debt (Maturity - April 19, 2022)	1,985	1,992	1,987
CPI International, Inc.	Aerospace & Defense	LIBOR (1 month) + 3.50%, Current Coupon 5.07%, Secured Debt (Maturity - July 26, 2024)	1,995	1,995	2,011
Diamond Resorts International, Inc.	Hotels, Restaurants & Leisure	LIBOR (1 month) + 4.50%, Current Coupon 6.07%, Secured Debt (Maturity - September 1, 2023)	2,152	2,179	2,173

HMS-ORIX
Loan Portfolio
As of December 31, 2017
(dollars in thousands)
Portfolio Company	Industry	Type of Investment	Principal	Cost	Fair Value

Duff & Phelps Corporation	Diversified Financial Services	LIBOR (3 months) + 3.25%, Current Coupon 4.94%, Secured Debt (Maturity - October 15, 2024)	$491	$494	$493
		LIBOR (3 months) + 3.25%, Current Coupon 4.63%, Secured Debt (Maturity - December 4, 2024)	2,728	2,724	2,737
			3,219	3,218	3,230
EFS Cogen Holdings I LLC	Electric Utilities	LIBOR (3 months) + 3.25%, Current Coupon 4.95%, Secured Debt (Maturity - June 28, 2023)	1,904	1,917	1,925
Encapsys LLC	Chemicals	LIBOR (1 month) + 3.25%, Current Coupon 4.82%, Secured Debt (Maturity - November 7, 2024)	1,000	1,001	1,006
Endo Luxembourg Finance Company I S.a.r.l.	Pharmaceuticals	LIBOR (1 month) + 4.25%, Current Coupon 5.88%, Secured Debt (Maturity - April 29, 2024)	1,990	2,009	2,005
Envision Healthcare Corporation	Health Care Providers & Services	LIBOR (1 month) + 3.00%, Current Coupon 4.57%, Secured Debt (Maturity - December 1, 2023)	2,481	2,481	2,491
Everi Payments Inc.	Leisure Products	LIBOR (3 months) + 3.50%, Current Coupon 4.98%, Secured Debt (Maturity - May 9, 2024)	1,990	1,983	2,013
Exgen Renewables IV, LLC	Electrical Production	LIBOR (3 months) + 3.00%, Current Coupon 4.47%, Secured Debt (Maturity - November 29, 2024)	300	299	304
First American Payment Systems, L.P.	Diversified Financial Services	LIBOR (1 month) + 5.75%, Current Coupon 7.14%, Secured Debt (Maturity - January 5, 2024)	952	963	958
Fitness International, LLC	Hotels, Restaurants & Leisure	LIBOR (1 month) + 3.50%, Current Coupon 5.19%, Secured Debt (Maturity - July 1, 2020)	1,735	1,757	1,760
Flex Acquisition Company Inc	Containers & Packaging	LIBOR (3 months) + 3.00%, Current Coupon 4.34%, Secured Debt (Maturity - December 29, 2023)	1,995	2,004	2,008
Flexera Software LLC	Software	LIBOR (1 month) + 3.50%, Current Coupon 4.83%, Secured Debt (Maturity - April 2, 2020)	1,995	2,013	2,008
Gardner Denver, Inc.	Machinery	LIBOR (1 month) + 2.75%, Current Coupon 4.44%, Secured Debt (Maturity - July 30, 2024)	1,995	2,005	2,004
Golden Nugget, Inc.	Hotels, Restaurants & Leisure	LIBOR (1 month) + 3.25%, Current Coupon 4.66%, Secured Debt (Maturity - October 4, 2023)	1,990	1,990	2,008
Greatbatch Ltd.	Health Care Equipment & Supplies	LIBOR (1 month) + 3.25%, Current Coupon 4.66%, Secured Debt (Maturity - October 27, 2022)	2,763	2,780	2,788
GYP Holdings III Corp.	Trading Companies & Distributors	LIBOR (1 month) + 3.00%, Current Coupon 4.38%, Secured Debt (Maturity - March 31, 2023)	3,483	3,506	3,502
Harbor Freight Tools USA, Inc.	Specialty Retail	LIBOR (1 month) + 3.25%, Current Coupon 4.82%, Secured Debt (Maturity - August 18, 2023)	1,980	1,987	1,996
HD Supply Waterworks, Ltd.	Trading Companies & Distributors	LIBOR (6 months) + 3.00%, Current Coupon 4.46%, Secured Debt (Maturity - August 1, 2024)	140	140	141
Horizon Pharma, Inc.	Pharmaceuticals	LIBOR (1 month) + 3.25%, Current Coupon 4.75%, Secured Debt (Maturity - March 29, 2024)	1,990	2,009	2,001

HMS-ORIX
Loan Portfolio
As of December 31, 2017
(dollars in thousands)
Portfolio Company	Industry	Type of Investment	Principal	Cost	Fair Value

IG Investments Holdings, LLC	Professional Services	LIBOR (1 month) + 3.50%, Current Coupon 5.19%, Secured Debt (Maturity - October 29, 2021)	$1,990	$2,002	$1,992
Jackson Hewitt Tax Service Inc.	Diversified Financial Services	LIBOR (1 month) + 7.00%, Current Coupon 8.38%, Secured Debt (Maturity - July 30, 2020)	1,939	1,868	1,922
KMG Chemicals, Inc.	Chemicals	LIBOR (1 month) + 2.75%, Current Coupon 4.32%, Secured Debt (Maturity - June 17, 2024)	863	859	868
KUEHG Corp.	Educational Services	LIBOR (1 month) + 3.75%, Current Coupon 5.44%, Secured Debt (Maturity - August 12, 2022)	2,482	2,489	2,493
LANDesk Group, Inc.	Software	LIBOR (1 month) + 4.25%, Current Coupon 5.82%, Secured Debt (Maturity - January 22, 2024)	993	999	947
Learfield Communications LLC	Media	LIBOR (1 month) + 3.25%, Current Coupon 4.82%, Secured Debt (Maturity - December 1, 2023)	1,990	2,009	2,007
MA FinanceCo., LLC	Electric Equipment, Instruments & Components	LIBOR (1 month) + 2.75%, Current Coupon 4.32%, Secured Debt (Maturity - June 21, 2024)	387	387	388
Mohegan Tribal Gaming Authority	Hotels, Restaurants & Leisure	LIBOR (1 month) + 4.00%, Current Coupon 5.57%, Secured Debt (Maturity - October 13, 2023)	1,985	2,003	2,006
MPH Acquisition Holdings LLC	Health Care Technology	LIBOR (3 months) + 3.00%, Current Coupon 4.69%, Secured Debt (Maturity - June 7, 2023)	2,896	2,935	2,905
NAB Holdings, LLC	IT Services	LIBOR (3 months) + 3.25%, Current Coupon 4.82%, Secured Debt (Maturity - July 1, 2024)	1,990	1,981	2,000
Ortho-Clinical Diagnostics, Inc	Life Sciences Tools & Services	LIBOR (1 month) + 3.75%, Current Coupon 5.44%, Secured Debt (Maturity - June 30, 2021)	1,985	1,980	1,992
PODS, LLC	Transportation & Logistics	LIBOR (1 month) + 3.00%, Current Coupon 4.40%, Secured Debt (Maturity - December 6, 2024)	1,995	1,994	2,010
Rackspace Hosting, Inc.	Electric Equipment, Instruments & Components	LIBOR (3 months) + 3.00%, Current Coupon 4.38%, Secured Debt (Maturity - November 3, 2023)	3,284	3,309	3,286
Radiate Holdco, LLC	Media	LIBOR (3 months) + 3.00%, Current Coupon 4.38%, Secured Debt (Maturity - February 1, 2024)	2,570	2,544	2,547
Red Ventures, LLC	Direct Marketing Services	LIBOR (1 month) + 4.00%, Current Coupon 5.57%, Secured Debt (Maturity - November 8, 2024)	1,995	1,981	1,996
Scientific Games International, Inc.	Leisure Products	LIBOR (1 month) + 3.25%, Current Coupon 4.67%, Secured Debt (Maturity - August 14, 2024)	399	401	403
Seattle Spin Co.	Electric Equipment, Instruments & Components	LIBOR (3 months) + 2.75%, Current Coupon 4.32%, Secured Debt (Maturity - June 21, 2024)	2,613	2,616	2,618
SeaWorld Parks & Entertainment, Inc.	Hotels, Restaurants & Leisure	LIBOR (3 months) + 3.00%, Current Coupon 4.69%, Secured Debt (Maturity - April 1, 2024)	1,985	1,987	1,966
Signode Industrial Group US Inc.	Machinery	LIBOR (1 month) + 2.75%, Current Coupon 4.32%, Secured Debt (Maturity - April 30, 2021)	2,773	2,792	2,785

HMS-ORIX
Loan Portfolio
As of December 31, 2017
(dollars in thousands)
Portfolio Company	Industry	Type of Investment	Principal	Cost	Fair Value

Staples, Inc.	Distributors	LIBOR (3 months) + 4.00%, Current Coupon 5.49%, Secured Debt (Maturity - September 12, 2024)	$2,000	$1,995	$1,965
Telenet Financing USD LLC	Diversified Telecommunications Services	LIBOR (1 month) + 2.50%, Current Coupon 3.92%, Secured Debt (Maturity - March 2, 2026)	1,655	1,655	1,663
Transdigm, Inc.	Aerospace & Defense	LIBOR (1 month) + 2.75%, Current Coupon 4.32%, Secured Debt (Maturity - June 9, 2023)	1,985	1,992	1,990
		LIBOR (1 month) + 3.00%, Current Coupon 4.57%, Secured Debt (Maturity - August 22, 2024)	1,000	998	1,006
			2,985	2,990	2,996
Travelport Finance (Luxembourg) S.A.R.L.	Internet Software & Services	LIBOR (3 months) + 2.75%, Current Coupon 4.17%, Secured Debt (Maturity - September 2, 2021)	1,901	1,901	1,903
Traverse Midstream Partners LLC	Oil, Gas & Consumable Fuels	LIBOR (3 months) + 4.00%, Current Coupon 5.85%, Secured Debt (Maturity - September 27, 2024)	781	784	793
UFC Holdings, LLC	Media	LIBOR (3 months) + 3.25%, Current Coupon 4.81%, Secured Debt (Maturity - August 18, 2023)	1,990	2,002	2,003
Ultra Resources, Inc.	Oil, Gas & Consumable Fuels	LIBOR (1 month) + 3.00%, Current Coupon 4.41%, Secured Debt (Maturity - April 12, 2024)	2,000	2,002	2,002
Utz Quality Foods, LLC	Commercial Services and Supplies	LIBOR (1 month) + 3.50%, Current Coupon 5.01%, Secured Debt (Maturity - November 21, 2024)	1,600	1,599	1,616
Valeant Pharmaceuticals International, Inc.	Pharmaceuticals	LIBOR (1 month) + 3.50%, Current Coupon 4.94%, Secured Debt (Maturity - April 1, 2022)	1,546	1,553	1,570
Vertiv Group Corporation	Electrical Equipment	LIBOR (3 months) + 4.00%, Current Coupon 5.35%, Secured Debt (Maturity - November 30, 2023)	1,555	1,569	1,556
Vistra Operations Company LLC	Electric Utilities	LIBOR (2 months) + 2.75%, Current Coupon 4.08%, Secured Debt (Maturity - December 14, 2023)	1,985	1,996	2,001
West Corporation	Diversified Telecommunications Services	LIBOR (1 month) + 4.00%, Current Coupon 5.35%, Secured Debt (Maturity - October 10, 2024)	1,032	1,022	1,036
WideOpenWest Finance, LLC	Diversified Telecommunications Services	LIBOR (1 month) + 3.25%, Current Coupon 4.75%, Secured Debt (Maturity - August 18, 2023)	3,496	3,506	3,470
Total Loan Portfolio				$139,017	$139,012

For the period from inception (April 4, 2017) to December 31, 2017, we received $450,000 of dividend income from our investment in HMS-ORIX.

The following tables show the financial information for HMS-ORIX:

HMS-ORIX SLF LLC
Balance Sheet (Unaudited)
(dollars in thousands)
As of December 31, 2017
Assets
Portfolio investments at fair value (amortized cost: $139,017)	$139,012
Cash and cash equivalents	2,681
Interest receivable	306
Deferred financing costs, net	890
Other assets	15
Total assets	$142,904

Liabilities
Credit facilities payable	$86,500
Payable for securities purchased	5,268
Accounts payable and accrued expenses	64
Total liabilities	91,832

Net assets
Members’ equity	51,072
Total net assets	51,072
Total liabilities and net assets	$142,904

HMS-ORIX SLF LLC
Statement of Operations (Unaudited)
(dollars in thousands)
Period from inception (April 4, 2017) to December 31, 2017

Investment income
Interest income	$3,730
Dividend income	—
Fee income	—
Other income	—
Total investment income	3,730
Expenses
Interest expense	1,720
Other expenses	34
General and administrative expenses	64
Total expenses	1,818
Net investment income	1,912
Net realized (loss) from investments	(85)
Net realized income	1,827
Net change in unrealized (depreciation) on investments	(5)
Net increase in net assets resulting from operations	$1,822

PORTFOLIO ASSET QUALITY

As of December 31, 2017, we owned a broad portfolio of 176 investments in 123 companies representing a wide range of industries. We believe that this broad portfolio adds to the structural protection of the portfolio, revenue sources, income, cash flows and dividends. The portfolio included the following:

▪
59 debt investments in 54 Middle Market portfolio companies with an aggregate fair value of approximately $545.2 million and a cost basis of approximately $569.3 million. The Middle Market debt investments had a weighted average annual effective yield of approximately 9.1%, which is calculated assuming the investments on non-accrual status are non-yielding, and 82.8% of the Middle Market debt investments were secured by first priority liens. Further, 89.6% of the Middle Market debt investments contain variable rates, though a majority of the investments with variable rates are subject to contractual minimum base interest rates between 100 and 150 basis points.

▪
38 debt investments in 37 Private Loan portfolio companies with an aggregate fair value of approximately $306.8 million and a cost basis of approximately $307.7 million. The Private Loan debt investments had a weighted average annual effective yield of approximately 9.1%, which is calculated assuming the investments on non-accrual status are non-yielding, and 95.0% of the Private Loan debt investments were secured by first priority liens. Further, 94.6% of the Private Loan debt investments contain variable rates, though a majority of the investments with variable rates are subject to contractual minimum base interest rates between 100 and 150 basis points.

▪
28 debt investments in 23 LMM portfolio companies with an aggregate fair value of approximately $87.8 million and a cost basis of approximately $88.4 million. The LMM debt investments had a weighted average annual effective yield of approximately 12.2% and 100.0% of the debt investments were secured by first priority liens. Also, 43.4% of the LMM debt investments are fixed rate investments with fixed interest rates between 7.3% and 15.0%. Further, 22 LMM debt investments, representing approximately 56.6% of the LMM debt investments, have variable rates subject to a contractual minimum base interest rate of 100 basis points.

▪
44 equity investments and seven equity warrant investments in 23 LMM portfolio companies, eight Private Loan portfolio companies, three Middle Market portfolio companies and five Other Portfolio companies with an aggregate fair value of approximately $109.7 million and a cost basis of approximately $98.9 million.

Overall, as of December 31, 2017, our investment portfolio had a weighted average effective yield of approximately 8.9%, and 79.1% of our total portfolio’s investment composition (including our Other Portfolio investments) was secured by first priority liens.

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

The following table shows the distribution of our LMM portfolio investments on the 1 to 5 investment rating scale at fair value as of December 31, 2017 and December 31, 2016 (dollars in thousands):

	December 31, 2017		December 31, 2016
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
1	$2,940	2.2%	$1,541	1.3%
2	47,155	34.8	56,244	48.5
3	79,655	58.7	50,764	43.7
4	5,439	4.0	7,511	6.5
5	468	0.3	—	—
Totals	$135,657	100.0%	$116,060	100.0%

Based upon the investment rating system, the weighted average rating of our LMM portfolio at fair value was approximately 2.7 and 2.6 as of December 31, 2017 and December 31, 2016, respectively. Lastly, from December 31, 2016 to December 31, 2017, the overall weighted average effective yield on our investment portfolio has remained unchanged, which is currently 8.9%.

DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS COMPARISONS FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

Total Investment Income, Operating Expenses, Net Assets

For the years ended December 31, 2017 and 2016, our total investment income was approximately $103.7 million and $89.4 million, respectively, consisting predominately of interest income. The increase in interest income was primarily due to (i) the growth in our total portfolio resulting from the investment of additional equity capital raised and borrowings under the Credit Facilities and (ii) an increase in the amount of accretion of unearned income into interest income. For the year ended December 31, 2017, our average investment portfolio was $1,026.7 million, compared to $912.6 million for the year ended December 31, 2016. Additionally, during the years ended December 31, 2017 and 2016, we accreted approximately $15.1 million and $11.9 million, respectively, of unearned income into interest income. We believe further increases in investment income in future periods may arise due to (i) a growing base of portfolio company investments and (ii) investments being held for the entire period relative to incremental net investment activity during each quarter.

For the year ended December 31, 2017, expenses, net of any fee and expense waivers, were approximately $44.3 million as compared to expenses of approximately $37.8 million for the year ended December 31, 2016. The increase in expenses was primarily due to an increase in (i) interest expense of $3.3 million, (ii) base management and incentive fees (net of fee waivers) of $2.6 million due primarily to an increase in average gross assets and (iii) amortization of deferred offering costs of $1.0 million. Interest expense increased primarily due to an increase in the average borrowings during the period and an increase in our cost of borrowing on the Credit Facilities. Average borrowings were $427.2 million for the year ended December 31, 2017 compared to $396.0 million for the year ended December 31, 2016. As of December 31, 2017 and 2016, the annualized interest rate on borrowings was approximately 4.1% and 3.5%, respectively.

For the year ended December 31, 2017, base management and incentive fees, net of fee waivers, were approximately $21.8 million compared to a net fee of $19.2 million for the year ended December 31, 2016. There were no waivers of base management fees for the years ended December 31, 2017 and 2016, respectively; however, our Advisers waived the subordinated incentive fees on income for the years ended December 31, 2017 and 2016, totaling approximately $3.0 million and $1.7 million, respectively.

For the year ended December 31, 2017, the net increase in net assets resulting from operations was approximately $52.6 million. The increase was attributable to net investment income of approximately $58.7 million, offset by net realized losses of approximately $4.4 million and net change in unrealized depreciation on investments of approximately $1.7 million. The net realized losses were primarily the result of realized losses of $6.5 million relating to the exit or restructure of Middle Market investments in two companies in the oil and gas sector, offset by a realized gain of $3.5 million relating to the exit of one Private Loan equity investment and one Other Portfolio investment.

RESULTS COMPARISONS FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

Total Investment Income, Operating Expenses, Net Assets

For the years ended December 31, 2016 and 2015, our total investment income was approximately $89.4 million and $65.4 million, respectively, consisting predominately of interest income. The increase in interest income was primarily due to (i) the growth in our total portfolio resulting from the investment of additional equity capital raised and borrowings under the Credit Facilities, (ii) an increase in the amount of accretion of unearned income into interest income and (iii) an increase in our investment portfolio’s weighted average annual effective yield. For the year ended December 31, 2016, our average investment portfolio was $912.6 million, compared to $723.5 million for the year ended December 31, 2015. Additionally, during the years ended December 31, 2016 and 2015, we accreted approximately $11.9 million and $4.4 million, respectively, of unearned income into interest income. Finally, as of December 31, 2016, the portfolio had a weighted average annual effective yield on investments of approximately 8.9% compared to 8.3% as of December 31, 2015. The increase in the weighted average annual effective yield is largely due to the additional investments in LMM and Private Loan companies during the year, which are higher yielding than the Middle Market investments. We believe further increases in investment income in future periods may arise due to (i) a growing base of portfolio company investments and (ii) investments being held for the entire period relative to incremental net investment activity during each quarter.

For the year ended December 31, 2016, expenses, net of any fee and expense waivers, were approximately $37.8 million as compared to expenses of approximately $28.8 million for the year ended December 31, 2015. The increase in expenses was primarily due to (i) an increase in interest expense of approximately $3.9 million, (ii) an increase in base management and incentive fees (net of fee waivers) of $3.6 million and (iii) commencing amortization of deferred offering costs to expense effective January 1, 2016 (see - Critical Accounting Policies - Offering Costs). Interest expense increased primarily due to an increase in the average borrowings during the period and an increase in our cost of borrowing on the Credit Facilities. Average borrowings were $396.0 million for the year ended December 31, 2016 compared to $305.0 million for the year ended December 31, 2015. As of December 31, 2016 and 2015, the annualized interest rate on borrowings was approximately 3.5% and 3.0%, respectively. Base management and incentive fees (net of fee waivers) increased primarily due to an increase in our average gross assets.

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

For the year ended December 31, 2016, the net increase in net assets resulting from operations was approximately $66.6 million. The increase was attributable to unrealized appreciation on investments of approximately $38.2 million and net investment income of approximately $51.3 million, offset by net realized losses of approximately $22.9 million. The unrealized appreciation on investments in our portfolio was primarily driven by a recovery in the leveraged loan markets and the appreciation of our LMM and Private Loan equity investments. The net realized losses were primarily the result of (i) the realized loss of $20.3 million relating to the restructure of Middle Market investments in four companies in the oil and gas sector and (ii) the realized loss of $2.4 million relating to the exit of one Middle Market investment.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Overview

As of December 31, 2017, we had $45.8 million in cash and cash equivalents, which we held in various custodial accounts, and our NAV totaled approximately $647.8 million equating to approximately $8.15 per share. In addition, as of December 31, 2017, we had $140.0 million in capacity available under the Credit Facilities. To seek to enhance our returns, we intend to continue to employ leverage as market conditions permit and at the discretion of our Adviser, but in no event will leverage employed exceed 50% of the value of our assets, as required by the 1940 Act. See “— Financing Arrangements.”

As of December 31, 2017, we had 28 senior secured loan investments and four equity investments with aggregate unfunded commitments of $45.4 million. We believe that we maintain sufficient cash and cash equivalents on hand and available borrowings to fund such unfunded commitments should the need arise.

We currently generate cash primarily from interest and fees earned on our investments, principal repayments and proceeds from sales of our investments, and the net proceeds of the issuance of shares under our distribution reinvestment plan.

Prior to investing in securities of portfolio companies, we invest the net proceeds from the issuance of shares of common stock under our distribution reinvestment plan and from sales and pay-downs of existing investments primarily in cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt instruments maturing in one year or less from the time of investment, consistent with our BDC election and our election to be taxed as a RIC.

Cash and Cash Equivalents

As of December 31, 2017, we had approximately $45.8 million in cash and cash equivalents and our NAV totaled approximately $647.8 million equating to approximately $8.15 per share.

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

Cash Flows

For the year ended December 31, 2017, we experienced a net increase in cash and cash equivalents of approximately $22.1 million. During that period, approximately $12.2 million of cash was generated from our operating activities, which principally consisted of the repayment of portfolio investments of $525.0 million and a net increase in net assets resulting from operations of approximately $52.6 million, offset by the purchase of new portfolio investments of $551.8 million. During the year ended December 31, 2017, approximately $9.9 million was generated from financing activities, which principally consisted of $45.8 million in net offering proceeds received and a net $17.0 million increase in borrowings under the Credit Facilities, offset by $26.4 million in cash distributions paid to stockholders, $23.0 million in redemptions paid to stockholders and $3.6 million in deferred financing costs related to the credit facility amendments.

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

For the year ended December 31, 2015, we experienced a net increase in cash and cash equivalents of approximately $4.1 million. During that period, approximately $425.4 million of cash was used in our operating activities, which principally consisted of the purchase of new portfolio investments of $631.1 million and a net decrease in net assets resulting from operations of approximately $7.0 million, offset by the repayment of portfolio debt investments of $176.1 million. During the year ended December 31, 2015, approximately $429.5 million was generated from financing activities, which principally consisted of $254.2 million in net offering proceeds received and a net $197.1 million increase in borrowings under the Credit Facilities, offset by $15.3 million in cash distributions paid to stockholders and $3.5 million paid for financing costs related to the Credit Facilities entered into during the year ended December 31, 2015.

Continuous Public Offering and Distribution Reinvestment Plan

With the approval of our board of directors, we closed the Offering to new investors effective September 30, 2017. During the Offering period, we accepted subscriptions on a continuous basis and issued shares at weekly closings at prices that, after deducting selling commissions and Dealer Manager fees, were above our NAV per share. Since commencing our Initial Offering through September 30, 2017, we issued 84.1 million shares of common stock for gross proceeds of $785.3 million.

During the year ended December 31, 2017, we issued 8.9 million shares of common stock for gross proceeds of $78.7 million at an average price per share of $8.81. The gross proceeds received during the year ended December 31, 2017 include reinvested distributions of $27.6 million for which we issued 3.3 million shares of common stock. The selling commissions and Dealer Manager fees related to the sale of our common stock were $4.0 million for the year ended December 31, 2017. During the year ended December 31, 2017, we also incurred offering costs of $1.2 million, which consisted primarily of marketing expenses and legal, due diligence and printing fees.

During the year ended December 31, 2016, we raised proceeds of $105.4 million from the Initial Offering and the Offering, including proceeds from the distribution reinvestment plan, and made payments of $7.0 million for selling commissions and Dealer Manager fees. We also incurred an obligation for $1.6 million of offering costs.

During the year ended December 31, 2015, we raised proceeds of $306.0 million from the Initial Offering, including proceeds from the distribution reinvestment plan, and made payments of $25.7 million for selling commissions and Dealer Manager fees. We also incurred an obligation for $4.6 million of offering costs.

Distributions

The following table reflects the cash distributions per share that we declared on our common stock during the years ended December 31, 2017, 2016 and 2015 (dollars in thousands except per share amounts).

	Distributions
For the Period Ended	Per Share	Amount
2017
Three months ended December 31, 2017	$0.18	$14,144
Three months ended September 30, 2017	0.17	13,910
Three months ended June 30, 2017	0.18	13,438
Three months ended March 31, 2017	0.17	12,922
2016
Three months ended December 31, 2016	0.18	12,767
Three months ended September 30, 2016	0.17	12,307
Three months ended June 30, 2016	0.18	11,650
Three months ended March 31, 2016	0.17	11,037
2015
Three months ended December 31, 2015	0.18	10,564
Three months ended September 30, 2015	0.17	9,373
Three months ended June 30, 2015	0.18	7,998
Three months ended March 31, 2015	0.17	6,260

On December 14, 2017, with the authorization of our board of directors, we declared distributions to our stockholders for the period of January 2018 through March 2018. These distributions have been, or will be, calculated based on stockholders of record each day from January 1, 2018 through March 31, 2018 in an amount equal to $0.00191781 per share, per day. Distributions are paid on the first business day following the completion of each month to which they relate and will be paid in cash or reinvested in common stock for those stockholders participating in our distribution reinvestment plan.

Specific tax characteristics of all distributions are reported to stockholders shortly after the close of each calendar year on Form 1099-DIV. For the years ended December 31, 2017, 2016 and 2015, respectively, approximately 96.4%, 93.9% and 99.7% of the distributions paid were taxable to the investor as ordinary income and approximately 3.6%, 6.1% and 0.3% were treated as capital gain distributions for federal income tax purposes. No portion of the distributions paid during the years ended December 31, 2017, 2016 and 2015 represented a return of capital.

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

In order to satisfy the Code’s requirements applicable to entities subject to tax as a RIC, we must distribute to our stockholders substantially all of our taxable income on an annual basis. However, we may elect to spill over certain excess undistributed taxable income from one tax year into the next tax year, which may require us to pay a 4% nondeductible U.S. federal excise tax on such excess undistributed taxable income. For the taxable year ended December 31, 2015, we distributed $3.8 million, or $0.0615 per share, of our taxable income in 2016, prior to the filing of our U.S. federal income tax return for our 2015 taxable year. As a result, we were subject to a 4% nondeductible excise tax of $119,000. In 2016, we distributed $7.1 million, or $0.096753 per share, of our taxable income in 2017, prior to the filing of our federal income tax return for our 2016 taxable year. As a result, we were subject to a 4% nondeductible excise tax liability of approximately $239,000. In 2017, we distributed $14.9 million, or $0.187394 per share, of our taxable income in 2018, prior to the filing of our federal income tax return for our 2017 taxable year. As a result, we were subject to a 4% nondeductible excise tax liability of approximately $392,000.

Financing Arrangements

On March 11, 2014, the Company entered into the Capital One Credit Facility. On March 6, 2017, the Company entered into the EverBank Credit Facility, which amended and restated the Capital One Credit Facility. The EverBank Credit Facility was subsequently amended on October 19, 2017, increasing revolver commitments to $120.0 million, with an accordion provision allowing borrowing capacity to increase up to $150.0 million, subject to satisfaction of certain conditions.

On June 2, 2014, HMS Funding, entered into the Deutsche Bank Credit Facility, which was most recently amended on November 20, 2017, increasing the revolver commitments to $450.0 million. The Company contributes certain assets to HMS Funding from time to time, as permitted under the EverBank Credit Facility, as collateral to secure the Deutsche Bank Credit Facility.

As of December 31, 2017, we had $82.0 million outstanding and $38.0 million available under our EverBank Credit Facility and $348.0 million outstanding and $102.0 million available under the Deutsche Bank Credit Facility, both of which we estimated approximated fair value and subject to certain limitations and the asset coverage restrictions under the 1940 Act. As of December 31, 2016, we had $80.0 million outstanding and $45.0 million available under our Capital One Credit Facility and $333.0 million outstanding and $52.0 million available under the Deutsche Bank Credit Facility, both of which we estimated approximated fair value and subject to certain limitations and the asset coverage restrictions under the 1940 Act. See Note 6 - Borrowings to the financial statements included elsewhere in this Form 10-K for additional information regarding the Credit Facilities.

As a BDC, we generally are required to meet a coverage ratio of total assets to total senior securities, which include borrowings and any preferred stock we may issue in the future, of at least 200%. As of December 31, 2017, our asset coverage ratio under BDC regulations was 236% when assuming unfunded commitments are treated as senior securities. As of December 31, 2016, our asset coverage ratio under BDC regulations was 245% when assuming unfunded commitments are treated as senior securities. As of December 31, 2017, considering these limitations, we had the ability to draw upon the entire $140.0 million of remaining capacity in the Credit Facilities.

We anticipate that we will continue to fund our investment activities through existing cash and borrowings on the Credit Facilities. Our primary uses of funds in both the short-term and long-term will be investments in portfolio companies, operating expenses and cash distributions to holders of our common stock.

Related Party Transactions and Agreements

We have entered into agreements with our Adviser, our Sub-Adviser and our Dealer Manager, whereby we pay certain fees and reimbursements to these entities. These included payments to our Dealer Manager for selling commissions and the Dealer Manager fee and include payments to our Adviser for reimbursement of offering costs. In addition, we make payments for certain services that include the identification, execution, and management of our investments and also the management of our day-to-day operations provided to us by our Adviser and Sub-Adviser, pursuant to various agreements that we have entered into. See Note 11 — Related Party Transactions and Arrangements to the financial statements included elsewhere in this Form 10-K for additional information regarding related party transactions.

Contractual Obligations

As of December 31, 2017, we had $430.0 million in borrowings outstanding under the Credit Facilities. The Everbank Credit Facility will mature on March 6, 2020 and the Deutsche Bank Credit Facility will mature on November 20, 2022. See above for a description of the Credit Facilities.

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings at December 31, 2017 is as follows:

	Payments Due By Period (dollars in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
EverBank Credit Facility (1)	$82,000	$—	$82,000	$—	$—
Deutsche Bank Credit Facility (2)	348,000	—	—	348,000	—
Total	$430,000	$—	$82,000	$348,000	$—

(1)
At December 31, 2017, $38.0 million remained available under our EverBank Credit Facility; however, our borrowing ability is limited to the asset coverage ratio restrictions imposed by the 1940 Act, as discussed above.

(2)
At December 31, 2017, $102.0 million remained available under the Deutsche Bank Credit Facility; however, our borrowing ability is limited to the asset coverage ratio restrictions imposed by the 1940 Act, as discussed above.

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

Off-Balance Sheet Arrangements

At December 31, 2017, we had a total of approximately $45.4 million in outstanding commitments comprised of (i) 28 commitments to fund revolving loans that had not been fully drawn or term loans that had not been funded and (ii) four capital commitments that had not been fully called. We recognized unrealized appreciation of approximately $14,000 on the outstanding unfunded loan commitments and no unrealized appreciation or depreciation on the outstanding unfunded capital commitments during the year ended December 31, 2017. We had equity commitments of up to $30.0 million to HMS-ORIX, which were fully funded as of December 31, 2017. At December 31, 2016, we had a total of approximately $42.7 million in outstanding commitments comprised of (i) 22 commitments to fund revolving loans that had not been fully drawn or term loans that had not been funded and (ii) three capital commitments that had not been fully called. We recognized unrealized depreciation of approximately $266,000 on our outstanding unfunded loan commitments and unrealized appreciation of approximately $14,000 on our outstanding unfunded capital commitments during the year ended December 31, 2016.

	Commitments and Contingencies
	(dollars in thousands)
	December 31, 2017	December 31, 2016

Unfunded Loan Commitments
Apex Linen Services, Inc.	$403	$397
Arcus Hunting, LLC	976	2,136
BarFly Ventures, LLC	613	881
BigName Holdings, LLC	101	—
Boccella Precast Products, LLC	500	—
Buca C, LLC	—	1,548
CapFusion Holding, LLC	—	394
CDHA Management, LLC	2,343	3,259
Charps, LLC	1,000	—
Clad-Rex Steel, LLC	100	—
CTVSH, PLLC	200	—
Datacom, LLC	25	1,302
Felix Investments Holdings II LLC	1,667	—
Gamber-Johnson Holdings, LLC	300	300
GST Autoleather Inc.	1,281	—
Guerdon Modular Holdings, Inc.	400	400
Hawk Ridge Systems, LLC	400	400
Hojeij Branded Foods, Inc.	1,923	2,000
Hostway Corporation	7	—
HW Temps LLC	200	50
Jackmont Hospitality, Inc.	—	1,200
LaMi Products, LLC	294	1,729
Market Force Information, Inc.	400	—
Meisler Operating, LLC	400	—
Minute Key, Inc.	—	197
Mystic Logistics, Inc.	200	194
NNE Issuer, LLC	5,542	—
NuStep, LLC	300	—
Pardus Oil & Gas, LLC	—	357
Permian Holdco 2, Inc.	97	290
PPC/Shift, LLC	500	500
Resolute Industrial LLC	5,750	—
Strike, LLC	—	2,475
Unirush, LLC	—	980
Volusion, LLC	—	2,955

	Commitments and Contingencies
	(dollars in thousands)
	December 31, 2017	December 31, 2016

Wireless Vision Holdings, LLC	$2,084	$—
Unfunded Capital Commitments
Brightwood Capital Fund III, LP	1,000	1,000
Brightwood Capital Fund IV, LP	9,000	10,000
Copper Trail Energy Fund I LP	2,500	—
Freeport First Lien Loan Fund III, LP	4,941	7,737
Total	$45,447	$42,681

Recent Developments

On February 2, 2018, we filed a tender offer statement on Schedule TO with the SEC, to commence an offer by us to purchase, as approved by our board of directors, 1,942,970.33 shares of our issued and outstanding common stock. The offer is for cash at a purchase price equal to the NAV per share to be determined within 48 hours of the repurchase date.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, in particular changes in interest rates. Changes in interest rates may affect our interest income from portfolio investments, the fair value of our fixed income investments, and our cost of funding.

Our interest income will be affected by changes in various interest rates, including LIBOR and prime rates, to the extent any of our debt investments include floating interest rates. We generally invest in floating rate debt instruments, meaning that the interest rate payable on such instrument resets periodically based upon changes in a specified interest rate index, typically the one-month or three-month LIBOR. As of December 31, 2017, approximately 87.2% of our LMM, Private Loan, and Middle Market portfolio debt investments (based on cost) contained floating interest rates. As of December 31, 2017, the one-month and three-month LIBOR was approximately 1.57% and 1.69% respectively. However, many of our investments provide that the specified interest rate index on such instruments will never fall below a level, or floor, generally between 100 and 150 basis points, equal to 1.0% to 1.5%, regardless of the level of the specified index rate. Given that most floating rate debt investments have index floors at or above 100 basis points, a decline in index rates is not expected to result in a significant change to interest income.

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

The following table shows the approximate annualized increase or decrease (dollars in thousands) in the components of net investment income due to hypothetical interest rate index changes, assuming no changes in our investments and borrowings as of December 31, 2017.

Change in interest rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 100 basis points	$(5,713)	$(4,300)	$(1,413)
Down 50 basis points	(4,239)	(2,150)	(2,089)
Up 50 basis points	4,277	2,150	2,127
Up 100 basis points	8,568	4,300	4,268
Up 200 basis points	17,152	8,600	8,552
Up 300 basis points	25,736	12,900	12,836

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

If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. As of December 31, 2017, we had not entered into any interest rate hedging arrangements.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
HMS Income Fund, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of HMS Income Fund, Inc. (a Maryland corporation) and subsidiaries (the “Company”), including the consolidated schedule of investments, as of December 31, 2017 and 2016, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and the financial highlights (see Note 7) for each of the five years in the period ended December 31, 2017 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017 and the financial highlights for each of the five years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included verification by confirmation of securities as of December 31, 2017 and 2016, by correspondence with the portfolio companies and custodians, or by other appropriate auditing procedures where replies were not received. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2012.

Houston, Texas
March 21, 2018

PART I — FINANCIAL INFORMATION

HMS Income Fund, Inc.
Consolidated Balance Sheets
(dollars in thousands, except share and per share amounts)

	December 31, 2017	December 31, 2016
ASSETS
Portfolio investments at fair value:
Non-Control/Non-Affiliate investments (amortized cost: $948,029 and $935,741 as of December 31, 2017 and December 31, 2016, respectively)	$922,898	$916,393
Affiliate investments (amortized cost: $71,708 and $53,771 as of December 31, 2017 and December 31, 2016, respectively)	76,862	56,312
Control investments (amortized cost: $44,592 and $12,883 as of December 31, 2017 and December 31, 2016, respectively)	49,679	16,542
Total portfolio investments	1,049,439	989,247

Cash and cash equivalents	45,791	23,719
Interest receivable	8,638	7,204
Receivable for securities sold	4,959	7,610
Prepaid and other assets	4,072	1,268
Deferred offering costs (net of accumulated amortization of $0 and $9,919 as of December 31, 2017 and December 31, 2016, respectively)	—	680
Deferred financing costs (net of accumulated amortization of $309 and $2,862 as of December 31, 2017 and December 31, 2016, respectively)	6,163	3,840
Total assets	$1,119,062	$1,033,568

LIABILITIES
Accounts payable and other liabilities	$1,459	$1,164
Payable for unsettled trades	—	932
Stockholder distributions payable	4,772	4,354
Base management fees payable	5,682	5,054
Due to affiliates	59	184
Directors’ fees payable	17	12
Payable for securities purchased	29,284	11,035
Credit facilities payable	430,000	413,000
Total liabilities	471,273	435,735

Commitments and Contingencies (Note 13)

NET ASSETS
Common stock, $.001 par value; 150,000,000 shares authorized, 79,511,731 and 73,382,971 issued and outstanding as of December 31, 2017 and December 31, 2016, respectively	80	73
Additional paid in capital	685,593	633,855
Accumulated distributions in excess of net investment income	(22,660)	(22,602)
Net change in unrealized appreciation (depreciation) on investments	(15,224)	(13,493)
Total net assets	647,789	597,833

Total liabilities and net assets	$1,119,062	$1,033,568

Net asset value per share	$8.15	$8.15

 See notes to the consolidated financial statements.

HMS Income Fund, Inc.
Consolidated Statements of Operations
(dollars in thousands, except shares and per share amounts)

	For The Year Ended December 31,
	2017	2016	2015
INVESTMENT INCOME:
From non-control/non-affiliate investments:
Interest income	$92,159	$83,037	$61,956
Fee income	2,121	903	944
Dividend income	683	563	353
From affiliate investments:
Interest income	4,850	2,229	1,060
Fee income	180	276	45
Dividend income	1,904	1,463	99
From control investments:
Interest income	663	740	848
Fee income	73	81	84
Dividend income	1,027	107	—
Total interest, fee and dividend income	103,660	89,399	65,389
EXPENSES:
Interest expense	18,317	15,055	11,159
Base management and incentive fees	24,814	20,840	18,142
Internal administrative services expenses	3,014	2,315	2,037
Offering costs	1,861	901	—
Professional fees	645	1,056	606
Insurance	191	191	192
Other general and administrative	1,518	1,440	1,280
Expenses before fee and expense waivers	50,360	41,798	33,416
Waiver of incentive fees	(3,029)	(1,689)	(2,601)
Waiver of internal administrative services expenses	(3,014)	(2,315)	(2,037)
Total expenses, net of fee and expense waivers	44,317	37,794	28,778
Net investment income before taxes	59,343	51,605	36,611
Income tax expense (benefit), including excise tax	624	336	127
NET INVESTMENT INCOME	58,719	51,269	36,484
NET REALIZED GAIN (LOSS) ON INVESTMENTS
Non-Control/Non-Affiliate investments	(5,314)	(22,891)	(5,508)
Affiliate investments	951	—	—
Control investments	—	—	—
Total realized gain (loss) on investments	(4,363)	(22,891)	(5,508)
NET REALIZED INCOME	54,356	28,378	30,976
NET CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION) ON INVESTMENTS
Non-Control/Non-Affiliate investments	(5,767)	34,185	(40,543)
Affiliate investments	2,608	1,601	1,348
Control investments	1,429	2,420	1,239
Total net change in unrealized appreciation (depreciation) on investments	(1,730)	38,206	(37,956)
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$52,626	$66,584	$(6,980)
PER SHARE INFORMATION – BASIC AND DILUTED
NET INVESTMENT INCOME PER SHARE	$0.76	$0.75	$0.75
NET REALIZED INCOME PER SHARE	$0.70	$0.41	$0.63
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE (EARNINGS PER SHARE)	$0.68	$0.97	$(0.14)
DISTRIBUTIONS DECLARED PER SHARE	$0.70	$0.70	$0.70
WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	77,718,813	68,029,977	48,838,114
See notes to the consolidated financial statements.

HMS Income Fund, Inc.
Consolidated Statements of Changes in Net Assets
(dollars in thousands, except share and per share amounts)

	For The Year Ended December 31,
	2017	2016	2015
Change in Net Assets from Operations:
Net investment income	$58,719	$51,269	$36,484
Net realized loss on investments	(4,363)	(22,891)	(5,508)
Net change in unrealized appreciation (depreciation) on investments	(1,730)	38,206	(37,956)
Net increase (decrease) in net assets resulting from operations	52,626	66,584	(6,980)
Change in Net Assets from Stockholders’ Distributions:
Distributions from net investment income	(54,414)	(47,761)	(34,195)
Distributions from net realized gain on investments	—	—	—
Net decrease in net assets resulting from stockholders’ distributions	(54,414)	(47,761)	(34,195)
Change in Net Assets from Capital Share Transactions:
Issuance of common stock, net of issuance costs	47,077	73,491	263,372
Reinvestment of stockholder distributions	27,641	24,766	16,937
Repurchase of common stock	(22,974)	(10,899)	(2,955)
Offering costs	—	—	(4,590)
Net increase in net assets resulting from capital share transactions	51,744	87,358	272,764

Total Increase in Net Assets	49,956	106,181	231,589
Net Assets at beginning of period	597,833	491,652	260,063
Net Assets at end of the period	$647,789	$597,833	$491,652

NAV per share at end of the period	$8.15	$8.15	$7.88

Common shares outstanding, beginning of period	73,382,971	62,382,044	30,967,120
Issuance of common shares	5,625,617	9,271,585	29,856,266
Issuance of common shares pursuant to distribution reinvestment plan	3,316,991	3,115,762	1,918,998
Repurchase of common shares	(2,813,848)	(1,386,420)	(360,340)
Common shares outstanding, end of period	79,511,731	73,382,971	62,382,044

See notes to the consolidated financial statements.

HMS Income Fund, Inc.
Consolidated Statements of Cash Flows
(dollars in thousands)

	For The Year Ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$52,626	$66,584	$(6,980)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash generated from (used in) operating activities:
Principal repayments received, proceeds from sales of investments in portfolio companies	525,018	349,564	176,066
Investments in portfolio companies	(551,797)	(464,882)	(631,126)
Net change in unrealized depreciation (appreciation) on investments	1,730	(38,206)	37,956
Net realized loss on sale of portfolio investments	4,363	22,891	5,508
Amortization of deferred financing costs	1,327	1,492	1,161
Amortization of deferred offering costs	1,861	901	—
Accretion of unearned income	(15,127)	(11,946)	(4,378)
Net payment-in-kind interest accrual	(1,255)	(469)	(1,223)
Changes in other assets and liabilities:
Interest receivable	(1,434)	723	(3,599)
Prepaid and other assets	(5,040)	103	101
Due to affiliates	(60)	24	4,623
Base management fees payable	628	533	2,441
Accounts payable and other liabilities	295	204	302
Directors’ fees payable	5	(2)	6
Payable for unsettled trades	(932)	932	(6,249)
Net cash generated from (used in) operating activities	12,208	(71,554)	(425,391)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	51,109	80,611	284,481
Redemption of common stock	(22,974)	(10,899)	(2,955)
Payment of selling commissions and dealer manager fees	(4,118)	(7,033)	(25,699)
Payment of offering costs	(1,160)	(1,603)	(4,590)
Payment of stockholder distributions	(26,356)	(22,359)	(15,301)
Repayments on credit facilities payable	(480,276)	(388,000)	(176,664)
Proceeds from credit facilities payable	497,276	421,000	373,800
Payment of deferred financing costs	(3,637)	(445)	(3,548)
Net cash generated from financing activities	9,864	71,272	429,524

Net increase (decrease) in cash and cash equivalents	22,072	(282)	4,133

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	23,719	24,001	19,868

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$45,791	$23,719	$24,001

See notes to the consolidated financial statements.

HMS Income Fund, Inc. Consolidated Schedule of Investments
As of December 31, 2017
(dollars in thousands)
Portfolio Company (1) (3)	Business Description	Type of Investment (2) (3)	Index Rate (22)	Principal (7)	Cost (7)	Fair Value (26)

Control Investments (6)
Copper Trail Energy Fund I, LP (9)(15)(16)	Investment Partnership	LP Interests (Copper Trail Energy Fund I, LP) (Fully diluted 30.1%)	—	$—	$2,500	$2,500
GRT Rubber Technologies, LLC (8) (10) (13)	Engineered Rubber Product Manufacturer	LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.36%, Secured Debt (Maturity - December 19, 2019)	1 month LIBOR	5,715	5,657	5,715
		Member Units (2,896 shares) (16)	—	—	6,435	10,821
					12,092	16,536
HMS-ORIX SLF LLC (9) (15)	Investment Partnership	Membership Interests (Fully diluted 60.00%) (16)	—	—	30,000	30,643

Subtotal Control Investments (6) (5% of total investments at fair value)					$44,592	$49,679
Affiliate Investments (4)
AFG Capital Group, LLC (10) (13)	Provider of Rent-to-Own Financing Solutions and Services	Member Units (46 shares) (16)	—	$—	$300	$897
		Warrants (10 equivalent shares, Expiration - November 7, 2024)	—	—	65	215
					365	1,112
Charps, LLC (10) (13)	Pipeline Maintenance and Construction	12.00% Secured Debt (Maturity - January 31, 2022)	None	4,600	4,497	4,500
		Preferred Member Units (400 units)	—	—	100	163
					4,597	4,663
Clad-Rex Steel, LLC (10) (13)	Specialty Manufacturer of Vinyl-Clad Metal	LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 10.86%, Secured Debt (Maturity - December 20, 2021) (8)	1 month LIBOR	3,320	3,264	3,320
		Member Units (179 units) (16)	—	—	1,820	2,375
		10.00% Secured Debt (Clad-Rex Steel RE Investor, LLC) (Maturity - December 19, 2036)	None	296	293	293
		Member Units (Clad-Rex Steel RE Investor, LLC) (200 units)	—	—	53	70
					5,430	6,058
Freeport First Lien Loan Fund III, LP (9) (15)	Investment Partnership	LP Interests (Freeport First Lien Loan Fund III, LP) (Fully diluted 5.60%) (16)	—	—	8,558	8,506
Gamber-Johnson Holdings, LLC (8) (10) (13)	Manufacturer of Ruggedized Computer Mounting Systems	LIBOR Plus 11.00% (Floor 1.00%), Current Coupon 12.36%, Secured Debt (Maturity - June 24, 2021)	1 month LIBOR	5,850	5,750	5,850
		Member Units (2,155 units) (16)	—	—	3,711	5,843
					9,461	11,693
Guerdon Modular Holdings, Inc. (10) (13)	Multi-Family and Commercial Modular Construction Company	13.00% Secured Debt (Maturity - August 13, 2019)	None	2,677	2,644	2,660
		Common Stock (53,008 shares)	—	—	746	—
		Class B Preferred Stock (101,250 shares)	—	—	285	—
					3,675	2,660
Gulf Publishing Investor, LLC (10) (13)	Energy Focused Media and Publishing	12.50% Secured Debt (Maturity - April 29, 2021)	None	3,200	3,151	3,151
		LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 10.86%, Secured Debt (Maturity - September 30, 2020) (8)	1 month LIBOR	20	20	20
		Member Units (781 shares)	—	—	920	1,210
					4,091	4,381
Harris Preston Fund Investments (15) (16)	Investment Partnership	LP Interests (HPEP 3, LP) (Fully diluted 9.60%) (9)	—	—	943	943
		LP Interests (2717 MH, LP) (Fully diluted 7.00%)	—	—	536	536
					1,479	1,479

Hawk Ridge Systems, LLC (9) (10) (13)	Value-Added Reseller of Engineering Design and Manufacturing Solutions	11.00% Secured Debt (Maturity - December 2, 2021)	None	$3,575	$3,513	$3,574
		Preferred Member Units (56 units) (16)	—	—	713	950
		Preferred Member Units (HRS Services, ULC) (56 units) (16)	—	—	38	50
					4,264	4,574
HW Temps LLC (8) (10) (13)	Temporary Staffing Solutions	LIBOR Plus 11.00% (Floor 1.00%), Current Coupon 12.36%, Secured Debt (Maturity - July 2, 2020)	1 month LIBOR	2,494	2,454	2,454
		Preferred Member Units (800 shares) (16)	—	—	986	985
					3,440	3,439
Market Force Information, Inc. (8)(10)(13)	Provider of Customer Experience Management Services	LIBOR Plus 11.00% (Floor 1.00%), Current Coupon 12.48%, Secured Debt (Maturity - July 28, 2022)	3 month LIBOR	5,840	5,732	5,732
		Member Units (170,000 units)	—	—	3,675	3,675
					9,407	9,407
M.H. Corbin, Inc. (10) (13)	Manufacturer and Distributor of Traffic Safety Products	13.00% Secured Debt (Maturity - August 31, 2020)	None	3,150	3,130	3,130
		Preferred Member Units (1,000 units)	—	—	1,500	1,500
					4,630	4,630
Mystic Logistics, Inc. (10) (13)	Logistics and Distribution Services Provider for Large Volume Mailers	12.00% Secured Debt (Maturity - August 15, 2019)	None	1,942	1,914	1,916
		Common Stock (1,468 shares) (16)	—	—	680	1,705
					2,594	3,621
NuStep, LLC (10) (13)	Designer, Manufacturer and Distributor of Fitness Equipment	12.00% Secured Debt (Maturity - January 31, 2022)	None	5,150	5,047	5,048
		Preferred Member Units (102 units)	—	—	2,550	2,550
					7,597	7,598
SoftTouch Medical Holdings LLC (8) (10) (13)	Home Provider of Pediatric Durable Medical Equipment	LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.36%, Secured Debt (Maturity - October 31, 2019)	1 month LIBOR	1,260	1,250	1,260
		Member Units (785 units) (16)	—	—	870	1,781
					2,120	3,041

Subtotal Affiliate Investments (4) (7% of total investments at fair value)					$71,708	$76,862

Non-Control/Non-Affiliate Investments (5)
AAC Holding Corp. (8)	Substance Abuse Treatment Service Provider	LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 8.13%, Secured Debt (Maturity - June 30, 2023)	3 month LIBOR	$11,751	$11,475	$11,810
Adams Publishing Group, LLC (8) (11)	Local Newspaper Operator	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.69%, Secured Debt (Maturity - November 3, 2020)	3 month LIBOR	10,341	10,123	10,147
ADS Tactical, Inc. (8) (11)	Value-Added Logistics and Supply Chain Solutions Provider	LIBOR Plus 7.50% (Floor 0.75%), Current Coupon 9.19%, Secured Debt (Maturity - December 31, 2022)	3 month LIBOR	12,981	12,671	12,801
Aethon United BR, LP (8)(11)	Oil & Gas Exploration & Production	LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 8.16%, Secured Debt (Maturity - September 8, 2023) (14)	1 month LIBOR	3,438	3,388	3,388
Ahead, LLC (8) (11)	IT Infrastructure Value Added Reseller	LIBOR Plus 6.50%, Current Coupon 8.20%, Secured Debt (Maturity - November 2, 2020)	3 month LIBOR	7,374	7,233	7,420
Allflex Holdings III Inc. (8)	Manufacturer of Livestock Identification Products	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.36%, Secured Debt (Maturity - July 19, 2021) (14)	3 month LIBOR	13,964	14,054	14,075
American Scaffold Holdings, Inc. (8) (11)	Marine Scaffolding Service Provider	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.19%, Secured Debt (Maturity - March 31, 2022)	3 month LIBOR	7,031	6,948	6,996

American Teleconferencing Services, Ltd. (8)	Provider of Audio Conferencing and Video Collaboration Solutions	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.90%, Secured Debt (Maturity - December 8, 2021)	2 month LIBOR	$9,532	$8,684	$9,407
		LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 10.85%, Secured Debt (Maturity - June 6, 2022) (14)	3 month LIBOR	5,571	5,335	5,260
					14,019	14,667
Apex Linen Service, Inc. (10) (13)	Industrial Launderers	16.00% Secured Debt (Maturity - October 30, 2022)	None	3,604	3,552	3,552
		LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.36%, Secured Debt (Maturity - October 30, 2022) (8)	1 month LIBOR	600	600	600
					4,152	4,152
Arcus Hunting, LLC (8) (11)	Manufacturer of Bowhunting and Archery Products and Accessories	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.34%, Secured Debt (Maturity - November 13, 2019)	1 month LIBOR	7,696	7,618	7,690
ATI Investment Sub, Inc. (8)	Manufacturer of Solar Tracking Systems	LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.82%, Secured Debt (Maturity - June 22, 2021)	1 month LIBOR	7,364	7,221	7,346
ATX Networks Corp. (8) (9)	Provider of Radio Frequency Management Equipment	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.33%, Current Coupon plus PIK 8.33%, Secured Debt (Maturity - June 11, 2021)	3 month LIBOR	14,474	14,253	14,384
BarFly Ventures, LLC (11)	Casual Restaurant Group	12.00% Secured Debt (Maturity - August 31, 2020)	None	2,905	2,863	2,905
		Warrants (.410 equivalent units, Expiration - August 31, 2025)	—	—	158	175
		Options (.731 equivalent units)	—	—	133	309
					3,154	3,389
BBB Tank Services, LLC (10) (13)	Maintenance, Repair and Construction Services to the Above-Ground Storage Tank Market	15.00% Secured Debt (Maturity - April 8, 2021)	None	1,000	987	969
		LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 10.74%, Secured Debt (Maturity - April 9, 2018) (8)	1 month LIBOR	200	200	200
		Member Units (200,000 units)	—	—	200	125
					1,387	1,294
Berry Aviation, Inc. (11)	Airline Charter Service Operator	Current Coupon 13.75%, Secured Debt (Maturity - January 30, 2020) (14)	None	1,407	1,395	1,407
		Common Stock (138 shares)	—	—	100	252
					1,495	1,659
BigName Commerce, LLC (8) (11)	Provider of Envelopes and Complimentary Stationery Products	LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.59%, Secured Debt (Maturity - May 11, 2022)	1 month LIBOR	2,488	2,460	2,460
Binswanger Enterprises, LLC (8) (11)	Glass Repair and Installation Service Provider	LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.49%, Secured Debt (Maturity - March 9, 2022)	3 month LIBOR	15,267	15,002	15,135
		Member Units (1,050,000 Class A units)	—	—	1,050	1,000
					16,052	16,135
Bluestem Brands, Inc. (8)	Multi-Channel Retailer of General Merchandise	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 9.07%, Secured Debt (Maturity - November 6, 2020)	3 month LIBOR	13,005	12,836	9,158
Boccella Precast Products, LLC (8) (10) (13)	Manufacturer of Precast Hollow Core Concrete	LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 11.34%, Secured Debt (Maturity - June 30, 2022)	1 month LIBOR	4,100	4,005	4,100
		Member Units (540,000 units)	—	—	540	860
					4,545	4,960
Brightwood Capital Fund Investments (9) (15)	Investment Partnership	LP Interests (Brightwood Capital Fund III, LP) (Fully diluted 0.52%) (16)	—	—	4,075	3,443
		LP Interests (Brightwood Capital Fund IV, LP) (Fully diluted 1.58%) (16)	—	—	2,037	2,037
					6,112	5,480
Brundage-Bone Concrete Pumping, Inc.	Construction Services Provider	10.38% Secured Debt (Maturity - September 1, 2023) (14)	None	12,000	12,074	12,720
Buca C, LLC (8) (10) (13)	Casual Restaurant Group	LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.63%, Secured Debt (Maturity - June 30, 2020)	1 month LIBOR	$13,536	$13,386	$13,386
		Preferred Member Units (4 units, 6.00% cumulative) (16)	—	—	2,702	2,781
					16,088	16,167
Cadence Aerospace, LLC (8) (11)	Aerospace and Defense	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.91%, Secured Debt (Maturity - November 14, 2023)	3 month LIBOR	15,000	14,853	14,853
CAI Software, LLC (10) (13)	Provider of Specialized Enterprise Resource Planning Software	12.00% Secured Debt (Maturity - October 10, 2019)	None	1,021	1,005	1,021
		Member Units (16,339 units) (16)	—	—	163	807
					1,168	1,828
CapFusion Holding, LLC (9) (10) (13)	Business Lender	13.00% Secured Debt (Maturity - March 25, 2021) (18)	None	1,669	1,394	468
CDHA Management, LLC (8) (11)	Dental Services	LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.78%, Secured Debt (Maturity - December 5, 2021)	3 month LIBOR	5,365	5,270	5,365
Central Security Group, Inc. (8)	Security Alarm Monitoring Service Provider	LIBOR Plus 5.63% (Floor 1.00%), Current Coupon 7.19%, Secured Debt (Maturity - October 6, 2021)	1 month LIBOR	7,481	7,462	7,518
Cenveo Corporation	Provider of Commercial Printing, Envelopes, Labels, Printed Office Products	6.00% Secured Debt (Maturity - August 1, 2019)	None	15,000	13,706	10,650
Charlotte Russe, Inc. (8)	Fast-Fashion Retailer to Young Women	LIBOR Plus 5.50% (Floor 1.25%), Current Coupon 6.89%, Secured Debt (Maturity - May 22, 2019)	3 month LIBOR	14,972	14,863	6,045
Clarius BIGS, LLC (11) (18)	Prints & Advertising Film Financing	15.00% PIK Secured Debt (Maturity - January 5, 2015) (18)	None	2,140	1,882	62
		20.00% PIK Secured Debt (Maturity - January 5, 2015) (18)	None	773	680	22
					2,562	84
Clickbooth.com, LLC (8) (11)	Provider of Digital Advertising Performance Marketing Solutions	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 10.01%, Secured Debt (Maturity - December 5, 2022)	1 month LIBOR	3,000	2,941	2,941
Construction Supply Investments, LLC (11)	Distribution Platform of Specialty Construction Materials to Professional Concrete and Masonry Contractors	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.57%, Secured Debt (Maturity - June 30, 2023) (8)	1 month LIBOR	7,125	7,090	7,090
		Member units (20,000 units)	—	—	3,723	3,723
					10,813	10,813
ContextMedia Health, LLC (8)	Provider of Healthcare Media Content	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.13%, Secured Debt (Maturity - December 23, 2021)	1 month LIBOR	9,500	8,685	6,413
CTVSH, PLLC (8) (11) (13)	Emergency Care and Specialty Service Animal Hospital	LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.48%, Secured Debt (Maturity - August 3, 2022)	1 month LIBOR	2,963	2,907	2,907
Datacom, LLC (10) (13)	Technology and Telecommunications Provider	5.25% Current / 5.25% PIK, Current Coupon 10.50% Secured Debt (Maturity - May 30, 2019)	None	1,366	1,357	1,229
		8.00% Secured Debt (Maturity - May 30, 2018)	None	175	175	175
		Class A Preferred Member Units (1,530 units, 15.00% cumulative) (16)	—	—	131	81
		Class B Preferred Member Units (717 units)	—	—	670	—
					2,333	1,485
Digital River, Inc. (8)	Provider of Outsourced e-Commerce Solutions and Services	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.08%, Secured Debt (Maturity - February 12, 2021)	3 month LIBOR	8,946	8,898	8,969
Evergreen Skills Lux S.á r.l. (d/b/a Skillsoft) (8) (9)	Technology-Based Performance Support Solutions	LIBOR Plus 8.25% (Floor 1.00%), Current Coupon 9.82%, Secured Debt (Maturity - April 28, 2022) (14)	1 month LIBOR	10,901	10,510	9,725
Extreme Reach, Inc. (8)	Integrated TV and Video Advertising Platform	LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.59%, Secured Debt (Maturity - February 7, 2020)	3 month LIBOR	10,411	10,397	10,398
Felix Investments Holdings II, LLC (8) (11)	Oil and Gas Exploration and Production	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.90%, Secured Debt (Maturity - August 9, 2022)	3 month LIBOR	$3,333	$3,267	$3,267
Flavors Holdings, Inc. (8)	Global Provider of Flavoring and Sweetening Products and Solutions	LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 7.44%, Secured Debt (Maturity - April 3, 2020)	3 month LIBOR	12,407	11,853	11,507
GoWireless Holdings, Inc. (8) (12)	Provider of Wireless Telecommunications Carrier Services	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.16%, Secured Debt (Maturity - December 22, 2024)	3 month LIBOR	15,000	14,850	14,888
GST Autoleather, Inc. (8)	Automotive Leather Manufacturer	Prime Plus 6.50% (Floor 2.00%), Current Coupon 11.00%, Secured Debt (Maturity - July 10, 2020)	PRIME	17,384	16,898	13,994
		Prime Plus 6.50% (Floor 2.25%), Current Coupon 11.00%, Secured Debt (Maturity - April 5, 2018)	PRIME	3,377	3,299	3,326
					20,197	17,320
Guitar Center, Inc.	Musical Instruments Retailer	6.50% Secured Debt (Maturity - April 15, 2019)	None	15,015	14,490	13,889
Hojeij Branded Foods, LLC (8) (11)	Multi-Airport, Multi-Concept Restaurant Operator	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.57%, Secured Debt (Maturity - July 20, 2022)	1 month LIBOR	12,107	12,000	12,107
Hoover Group, Inc. (8) (9) (11)	Provider of Storage Tanks and Related Products to the Energy and Petrochemical Markets	LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.70%, Secured Debt (Maturity - January 28, 2021)	3 month LIBOR	14,848	14,030	13,656
Hunter Defense Technologies, Inc. (8)	Provider of Military and Commercial Shelters and Systems	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.35%, Secured Debt (Maturity - August 5, 2019)	3 month LIBOR	14,552	14,161	14,389
Hydrofarm Holdings, LLC (8) (11)	Wholesaler of Horticultural Products	LIBOR Plus 7.00%, Current Coupon 8.49%, Secured Debt (Maturity - May 12, 2022)	1 month LIBOR	6,666	6,546	6,657
iEnergizer Limited (8) (9)	Provider of Business Outsourcing Solutions	LIBOR Plus 6.00% (Floor 1.25%), Current Coupon 7.57%, Secured Debt (Maturity - May 1, 2019)	1 month LIBOR	10,644	10,408	10,618
Implus Footcare, LLC (8) (11)	Provider of Footwear and Other Accessories	LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 8.44%, Secured Debt (Maturity - April 30, 2021)	3 month LIBOR	14,491	14,299	14,394
Industrial Services Acquisitions, LLC (11)	Industrial Cleaning Services	11.25% Current / 0.75% PIK, Current Coupon 12.00%, Unsecured Debt (Maturity - December 17, 2022) (17)	None	10,603	10,429	10,603
		Member Units (Industrial Services Investments, LLC) (2,100,000 units)	—	—	2,100	1,890
					12,529	12,493
Inn of the Mountain Gods Resort and Casino	Hotel & Casino Owner & Operator	9.25% Secured Debt (Maturity - November 30, 2020)	None	10,749	10,620	9,782
iPayment, Inc. (8)	Provider of Merchant Acquisition	LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.62%, Secured Debt (Maturity - April 11, 2023)	3 month LIBOR	11,970	11,970	12,090
iQor US Inc. (8)	Business Process Outsourcing Services Provider	LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.34%, Secured Debt (Maturity - April 1, 2021)	3 month LIBOR	7,678	7,338	7,649
IronGate Energy Services, LLC (18)	Oil and Gas Services	11.00% Secured Debt (Maturity - July 1, 2018) (18)	None	5,825	5,827	2,039
Jackmont Hospitality, Inc. (8) (11)	Franchisee of Casual Dining Restaurants	LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 8.32%, Secured Debt (Maturity - May 26, 2021)	1 month LIBOR	8,665	8,642	8,665
Jacuzzi Brands Corp. (8)	Manufacturer of Bath and Spa Products	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.69%, Secured Debt (Maturity - June 28, 2023)	3 month LIBOR	5,925	5,812	5,969
Joerns Healthcare, LLC (8)	Manufacturer and Distributor of Health Care Equipment & Supplies	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.48%, Secured Debt (Maturity - May 9, 2020)	3 month LIBOR	11,119	10,948	10,359
Kellermeyer Bergensons Services, LLC (8)	Outsourced Janitorial Services to Retail/Grocery Customers	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.88%, Secured Debt (Maturity - April 29, 2022) (14)	3 month LIBOR	14,700	14,618	14,241
Keypoint Government Solutions, Inc. (8) (11)	Provider of Pre-Employment Screening Services	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.35%, Secured Debt (Maturity - April 18, 2024)	3 month LIBOR	12,031	11,921	12,031
LaMi Products, LLC (8) (11)	General Merchandise Distribution	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.05%, Secured Debt (Maturity -September 16, 2020)	3 month LIBOR	11,110	10,988	11,085
Larchmont Resources, LLC (8)	Oil & Gas Exploration & Production	LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.53%, Secured Debt (Maturity - August 7, 2020)	3 month LIBOR	$4,118	$4,118	$4,076
		Member units (Larchmont Intermediate Holdco, LLC) (4,806 units)	—	—	601	1,658
					4,719	5,734
LJ Host Merger Sub, Inc. (8)	Managed Services and Hosting Provider	LIBOR Plus 6.75% (Floor 1.25%), Current Coupon 8.44%, Secured Debt (Maturity - December 13, 2019)	3 month LIBOR	16,137	15,744	15,714
		LIBOR Plus 6.75% (Floor 1.25%), Current Coupon 8.44%, Secured Debt (Maturity - December 13, 2018)	3 month LIBOR	2,433	2,358	2,293
					18,102	18,007
Logix Acquisition Company, LLC (8) (11)	Competitive Local Exchange Carrier	LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 7.28%, Secured Debt (Maturity - August 9, 2024) (23)	1 month LIBOR	9,730	9,632	9,839
LSF9 Atlantis Holdings, LLC (8)	Provider of Wireless Telecommunications Carrier Services	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.36%, Secured Debt (Maturity - May 1, 2023)	1 month LIBOR	13,825	13,722	13,897
Lulu’s Fashion Lounge, LLC (8)(11)	Fast Fashion E-Commerce Retailer	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.57%, Secured Debt (Maturity - August 28, 2022)	1 month LIBOR	6,690	6,496	6,766
Meisler Operating, LLC (10) (13)	Provider of Short Term Trailer and Container Rental	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.84%, Secured Debt (Maturity - June 7, 2022) (8)	3 month LIBOR	4,200	4,095	4,104
		Member Units (Milton Meisler Holdings, LLC) (8,000 units)	—	—	800	848
					4,895	4,952
MHVC Acquisition Corp. (8)	Provider of Differentiated Information Solutions, Systems Engineering and Analytics	LIBOR Plus 5.25% (Floor 1.00%), Current Coupon 6.95%, Secured Debt (Maturity - April 29, 2024)	1 month LIBOR	10,448	10,399	10,578
Minute Key, Inc. (10) (13)	Operator of Automated Key Duplication Kiosk	Warrants (359,352 equivalent units, Expiration - May 20, 2025)	—	—	70	293
NBG Acquisition, Inc. (8)	Wholesaler of Home Decor Products	LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 7.19%, Secured Debt (Maturity - April 26, 2024)	1 month LIBOR	4,402	4,336	4,452
New Media Holdings II LLC (8) (9)	Local Newspaper Operator	LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.82%, Secured Debt (Maturity - July 14, 2022)	1 month LIBOR	17,033	16,762	17,176
NNE Issuer, LLC (8) (11)	Oil & Gas Exploration & Production	LIBOR Plus 8.00%, Current Coupon 9.49%, Secured Debt (Maturity - March 2, 2022)	3 month LIBOR	11,958	11,851	11,854
North American Lifting Holdings, Inc. (8)	Crane Service Provider	LIBOR Plus 4.50% (Floor 1.00%), Current Coupon 6.19%, Secured Debt (Maturity - November 27, 2020)	3 month LIBOR	6,310	5,666	5,912
Novetta Solutions, LLC (8)	Provider of Advanced Analytics Solutions for Defense Agencies	LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.70%, Secured Debt (Maturity - October 17, 2022)	3 month LIBOR	9,625	9,382	9,364
NTM Acquisition Corp. (8)	Provider of B2B Travel Information Content	LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.94%, Secured Debt (Maturity - June 7, 2022)	3 month LIBOR	10,908	10,797	10,853
Paris Presents, Inc. (8)	Branded Cosmetic and Bath Accessories	LIBOR Plus 8.75% (Floor 1.00%), Current Coupon 10.32%, Secured Debt (Maturity - December 31, 2021) (14)	1 month LIBOR	10,000	9,899	9,950
Parq Holdings, LP (8) (9)	Hotel and Casino Operator	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 9.19%, Secured Debt (Maturity - December 17, 2020)	3 month LIBOR	12,469	12,317	12,547
Permian Holdco 2, Inc.	Storage Tank Manufacturer	14.00% PIK Unsecured Debt (Maturity - October 15, 2021) (17)	None	765	765	765
		Series A Preferred Shares (Permian Holdco 1, Inc.) (386,255 units) (12.00% Cumulative) (16)	—	—	1,997	2,449
		Common Shares (Permian Holdco 1, Inc.) (386,255 units)	—	—	—	350
					2,762	3,564
Permian Holdings, Inc.	Storage Tank Manufacturer	10.50% Secured Debt (Maturity - January 15, 2018)	None	1,000	968	290
Pernix Therapeutics Holdings, Inc. (11)	Pharmaceutical Royalty - Anti-Migraine	12.00% Secured Debt (Maturity - August 1, 2020)	None	2,737	2,717	1,725
PPC/Shift, LLC (8) (11)	Provider of Digital Solutions to Automotive Industry	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.69%, Secured Debt (Maturity - December 22, 2021)	3 month LIBOR	$6,825	$6,704	$6,825
Prowler Acquisition Corporation (8)	Specialty Distributor to the Energy Sector	LIBOR Plus 4.50% (Floor 1.00%), Current Coupon 6.34%, Secured Debt (Maturity - January 28, 2020)	3 month LIBOR	12,412	11,199	11,854
Renaissance Learning, Inc. (8)	Technology-based K-12 Learning Solutions	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.69%, Secured Debt (Maturity - April 11, 2022) (14)	3 month LIBOR	12,695	12,359	12,767
Resolute Industrial, LLC (8) (11)	HVAC Equipment Rental and Remanufacturing	LIBOR Plus 7.62% (Floor 1.00%), Current Coupon 8.95%, Secured Debt (Maturity - July 26, 2022) (24)	3 month LIBOR	17,086	16,679	16,774
		Common Stock (601 units)	—	—	750	750
					17,429	17,524
RGL Reservoir Operations, Inc. (9) (11)	Oil & Gas Equipment & Services	1.00% Current / 9.00% PIK Secured Debt (Maturity - December 23, 2024)	None	721	407	407
RM Bidder, LLC (11)	Full-scale Film and Television Production and Distribution	Common Stock (1,854 units)	—	—	31	13
		Series A Warrants (124,915 equivalent units, Expiration - October 20, 2025)	—	—	284	—
		Series B Warrants (93,686 equivalent units, Expiration - October 20, 2025)	—	—	—	—
					315	13
Salient Partners, LP (8)	Provider of Asset Management Services	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.85%, Secured Debt (Maturity - June 9, 2021)	3 month LIBOR	11,042	10,748	10,711
Smart Modular Technologies, Inc. (8) (9) (11)	Provider of Specialty Memory Solutions	LIBOR Plus 6.25%, (Floor 1.00%), Current Coupon 7.66%, Secured Debt (Maturity - August 9, 2022)	3 month LIBOR	14,625	14,351	14,552
Sorenson Communications, Inc.	Manufacturer of Communication Products for Hearing Impaired	9.00% Secured Debt (Maturity - October 31, 2020) (14)	None	6,616	6,457	6,599
		LIBOR Plus 5.75% (Floor 2.25%), Current Coupon 8.00%, Secured Debt (Maturity - April 30, 2020) (8)	3 month LIBOR	2,947	2,932	2,971
					9,389	9,570
Strike, LLC (8)	Pipeline Construction and Maintenance Services	LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity - November 30, 2022)	3 month LIBOR	9,500	9,251	9,643
		LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.45%, Secured Debt (Maturity - May 30, 2019)	3 month LIBOR	2,500	2,480	2,513
					11,731	12,156
Synagro Infrastructure Company, Inc. (8)	Waste Management Services	LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 7.19%, Secured Debt (Maturity - August 22, 2020)	3 month LIBOR	6,411	6,235	6,023
TE Holdings, LLC	Oil & Gas Exploration & Production	Common Units (72,785 units)	—	—	728	118
Teleguam Holdings, LLC (8)	Cable and Telecom Services Provider	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 10.07%, Secured Debt (Maturity - April 12, 2024) (14)	1 month LIBOR	7,750	7,602	7,808
TMC Merger Sub Corp (8)	Refractory & Maintenance Services Provider	LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.88%, Secured Debt (Maturity - October 31, 2022) (25)	1 month LIBOR	19,140	18,993	19,237
TOMS Shoes, LLC (8)	Global Designer, Distributor, and Retailer of Casual Footwear	LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.98%, Secured Debt (Maturity - October 30, 2020)	3 month LIBOR	4,863	4,604	2,893
Turning Point Brands, Inc. (8) (9) (11)	Marketer/Distributor of Tobacco Products	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.61%, Secured Debt (Maturity - May 17, 2022) (24)	3 month LIBOR	8,436	8,364	8,605
TVG-I-E CMN Acquisition, LLC (8) (11)	Organic Lead Generation for Online Postsecondary Schools	LIBOR Plus 6.00%, (Floor 1.00%), Current Coupon 7.56%, Secured Debt (Maturity - November 3, 2021)	1 month LIBOR	8,170	8,031	8,170
U.S. Telepacific Corp. (8)	Provider of Communications and Managed Services	LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.69%, Secured Debt (Maturity - May 2, 2023)	3 month LIBOR	16,421	16,027	15,754
USJ-IMECO Holding Company, LLC (8)	Marine Interior Design and Installation	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.70%, Secured Debt (Maturity - April 16, 2020)	3 month LIBOR	8,243	8,224	8,202
Valley Healthcare Group, LLC (8) (10) (13)	Provider of Durable Medical Equipment	LIBOR Plus 12.50% (Floor 0.50%), Current Coupon 13.86%, Secured Debt (Maturity - December 29, 2020)	1 month LIBOR	$2,942	$2,901	$2,901
		Preferred Member Units (Valley Healthcare Holding, LLC) (400 units)	—	—	400	400
					3,301	3,301
VIP Cinema Holdings, Inc. (8)	Supplier of Luxury Seating to the Cinema Industry	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.70%, Secured Debt (Maturity - March 1, 2023)	3 month LIBOR	9,625	9,582	9,721
Vistar Media, Inc. (8) (11)	Operator of Digital Out-of-Home Advertising Platform	LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 11.69%, Secured Debt (Maturity - February 16, 2022)	3 month LIBOR	3,319	3,046	3,102
		Warrants (70,207 equivalent units, Expiration - February 17, 2027)	—	—	331	500
					3,377	3,602
Volusion, LLC (10) (13)	Provider of Online Software-as-a-Service eCommerce Solutions	11.50% Secured Debt (Maturity - January 24, 2020)	None	7,172	6,453	6,453
		Preferred Member Units (2,090,001 units)	—	—	6,000	6,000
		Warrants (784,866.80 equivalent units, Expiration - January 26, 2025)	—	—	1,104	891
					13,557	13,344
Wellnext, LLC (8) (11)	Manufacturer of Supplements and Vitamins	LIBOR Plus 10.10% (Floor 1.00%), Current Coupon 11.67%, Secured Debt (Maturity - July 21, 2022) (23)	1 month LIBOR	9,930	9,856	9,930
Wireless Vision Holdings, LLC (8) (11)	Provider of Wireless Telecommunications Carrier Services	LIBOR Plus 8.91% (Floor 1.00%), Current Coupon 10.27%, Secured Debt (Maturity - September 29, 2022) (23)	1 month LIBOR	12,899	12,574	12,574
Wirepath, LLC (8)	E-Commerce Provider Into Connected Home Market	LIBOR Plus 5.25% (Floor 1.00%), Current Coupon 6.87%, Secured Debt (Maturity - August 5, 2024)	2 month LIBOR	11,471	11,416	11,629

Subtotal Non-Control/Non-Affiliate Investments (5) (88% of total portfolio investments at fair value)					$948,029	$922,898

Total Portfolio Investments					$1,064,329	$1,049,439

Short Term Investments (20)
Fidelity Institutional Money Market Funds (21)	—	Prime Money Market Portfolio, Class III Shares	—	—	$11,335	$11,335
US Bank Money Market Account (21)	—	—	—	—	18,613	18,613

Total Short Term Investments					$29,948	$29,948
(1) All investments are Middle Market portfolio investments, unless otherwise noted. All of the assets of HMS Income Fund, Inc. (the “Company”) are encumbered as security for the Company’s credit agreements. See Note 6 - Borrowings.
(2) Debt investments are income producing, unless otherwise noted. Equity investments and warrants are non-income producing, unless otherwise noted.
(3) See Note 3 - Fair Value Hierarchy for Investments for summary geographic location of portfolio companies.
(4) Affiliate investments are defined by the Investment Company Act of 1940, as amended (the “1940 Act”), as investments in which between 5% and 25% of the voting securities are owned, or an investment in an investment company’s investment adviser, and the investments are not classified as Control investments. Fair value as of December 31, 2016 and December 31, 2017 along with transactions during the year ended December 31, 2017 in these affiliated investments were as follows (in thousands):

		Twelve Months Ended December 31, 2017				Twelve Months Ended December 31, 2017
Affiliate Investments	Fair Value at December 31, 2016	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at December 31, 2017	Net Realized Gain (Loss)	Interest Income	Fee Income	Dividend Income
AFG Capital Group, LLC
Member units	$687	$—	$—	$210	$897	$—	$—	$—	$18
Warrants	167	—	—	48	215	—	—	—	—
Charps, LLC
Term loan	—	4,817	(320)	3	4,500	—	533	1	—
Preferred member units	—	101	—	62	163	—	—	—	—

Clad-Rex Steel, LLC
Term loan	$3,449	$16	$(201)	$56	$3,320	$—	$392	$—	$—
Term loan	99	—	(99)	—	—	—	—	—	—
Member units	1,820	—	—	555	2,375	—	—	—	103
Term loan (Clad-Rex Steel RE Investor, LLC)	298	—	(5)	—	293	—	30	—	—
Member units (Clad-Rex Steel RE Investor, LLC)	53	—	—	17	70	—	—	—	—
EIG Traverse Co-Investment, LP
LP interests	9,905	951	(10,756)	(100)	—	951	—	—	871
Freeport First Lien Loan Fund III, LP
LP interests	4,763	3,795	—	(52)	8,506	—	—	—	617
Gamber-Johnson Holdings, LLC
Term loan	5,964	19	(170)	37	5,850	—	755	—	—
Common stock	4,730	—	—	1,113	5,843	—	—	54	105
Guerdon Modular Holdings, Inc.
Term loan	2,642	22	(1)	(3)	2,660	—	366	—	—
Common stock	20	—	—	(20)	—	—	—	—	—
Class B preferred units	285	—	—	(285)	—	—	—	—	—
Gulf Publishing Holdings, LLC
Term loan	2,455	710	(14)	—	3,151	—	387	1	—
Term loan	—	20	—	—	20	—	—	—	—
Member units	781	142	—	287	1,210	—	—	10	—
Harris Preston Fund Investments
LP interests (HPEP 3, LP)	—	943	—	—	943	—	—	—	—
LP interests (2717 HM, LP)	—	536	—	—	536	—	—	—	—
Hawk Ridge Systems, LLC
Term loan	2,451	1,212	(149)	60	3,574	—	301	—	—
Preferred member units	713	—	—	237	950	—	—	—	65
Preferred member units (HRS Services, ULC)	38	—	—	12	50	—	—	—	1
HWT, LLC
Term loan	2,591	13	(150)	—	2,454	—	370	—	—
Member units	985	—	—	—	985	—	—	35	—
Market Force Information, Inc.
Term loan	—	6,018	(286)	—	5,732	—	324	—	—
Member units	—	3,675	—	—	3,675	—	—	—	—
M.H. Corbin, LLC
Term loan	3,299	8	(177)	—	3,130	—	382	—	—
Member units	1,500	—	—	—	1,500	—	—	35	—
Mystic Logistics, Inc.
Term loan	2,294	21	(352)	(47)	1,916	—	272	2	—
Common stock	1,445	—	—	260	1,705	—	—	—	—
NuStep, LLC
Term loan	—	5,179	(131)	—	5,048	—	603	—	—
Preferred member units	—	2,550	—	—	2,550	—	—	—	—
SoftTouch Medical Holdings, LLC
Term loan	1,260	5	—	(5)	1,260	—	135	—	124
Member units	1,618	—	—	163	1,781	—	—	42	—
	$56,312	$30,753	$(12,811)	$2,608	$76,862	$951	$4,850	$180	$1,904
* Gross additions include increases in the cost basis of investments resulting from new portfolio investments, PIK interest, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
** Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more new securities and the movement of an existing portfolio company out of this category into a different category.

(5) Non-Control/Non-Affiliate investments are defined by the 1940 Act as investments that are neither Control investments nor Affiliate investments.
(6) Control investments are defined by the 1940 Act as investments in which more than 25% of the voting securities are owned or where the ability to nominate greater than 50% of the board representation is maintained. Fair value as of December 31, 2016 and December 31, 2017 along with transactions during the year ended December 31, 2017 in these controlled investments were as follows (in thousands):

		Twelve Months Ended December 31, 2017				Twelve Months Ended December 31, 2017
Controlled Investments	Fair Value at December 31, 2016	Gross Additions (Cost)**	Gross Reductions (Cost)***	Net Unrealized Gain (Loss)	Fair Value at December 31, 2017	Net Realized Gain (Loss)	Interest Income	Fee Income	Dividend Income
Copper Trail Energy Fund I, LP
LP interests	$—	$2,500	$—	$—	$2,500	$—	$—	$—	$—
GRT Rubber Technologies, LLC
Term loan	6,538	32	(824)	(31)	5,715	—	663	—	—
Member units	10,004	—	—	817	10,821	—	—	73	577
HMS-ORIX SLF LLC*
Membership interests	—	30,000	—	643	30,643	—	—	—	450
	$16,542	$32,532	$(824)	$1,429	$49,679	$—	$663	$73	$1,027
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
** Gross additions include increases in the cost basis of investments resulting from new portfolio investments, PIK interest, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
*** Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more new securities and the movement of an existing portfolio company out of this category into a different category.
(7) Principal is net of repayments. Cost represents amortized cost which is net of repayments and adjusted for the amortization of premiums and/or accretion of discounts, as applicable.
(8) Index based floating interest rate is subject to contractual minimum interest rates.
(9) The investment is not a qualifying asset under the 1940 Act. A business development company (“BDC”) may not acquire any asset other than qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of the BDC’s total assets. As of December 31, 2017, approximately 13.9% of the Company’s investments were considered non-qualifying.
(10) Investment is classified as a Lower Middle Market investment.
(11) Investment is classified as a Private Loan portfolio investment.
(12) Investment or portion of investment is under contract to purchase and met trade date accounting criteria as of December 31, 2017. Settlement occurred or is scheduled to occur after December 31, 2017. See Note 2 - Basis of Presentation and Summary of Significant Accounting Policies for Summary of Security Transactions.
(13) Investment serviced by Main Street pursuant to servicing arrangements with the Company.
(14) Second lien secured debt investment.
(15) Investment is classified as an Other Portfolio investment.
(16) Income producing through dividends or distributions.
(17) Unsecured debt investment.
(18) Investment is on non-accrual status as of December 31, 2017.
(19) Maturity date is under on-going negotiations with the portfolio company and other lenders, if applicable.
(20) Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less.
(21) Effective yield as of December 31, 2017 was approximately 0.01%.
(22) The 1, 2, 3 and 6 month LIBOR rates were 1.57%, 1.62%, 1.69% and 1.84%, respectively, as of December 31, 2017. The actual LIBOR rate for each loan listed may not be the applicable LIBOR rate as of December 31, 2017, as the loan may have been priced or repriced based on a LIBOR rate prior to or subsequent to December 31, 2017. The prime rate was 4.50% as of December 31, 2017.
(23) The Company has entered into an intercreditor agreement that entitles the Company to the "last out" tranche of the first lien secured loans, whereby the "first out" tranche receives priority over the "last out" tranche with respect to payments of principal, interest and any other amounts due thereunder. Therefore, the Company receives a higher interest rate than the contractual stated interest rate of LIBOR plus 7.50% (Floor 1.00%) per the credit agreement and the Condensed Consolidated Schedule of Investments above reflects such higher rate.
(24) As part of the credit agreement with the portfolio company, the Company is entitled to the "last out" tranche of the first lien secured loans, whereby the "first out" tranche receives priority over the "last out" tranche with respect to payments of principal, interest and any other amounts due thereunder. The rate the Company receives per the credit agreement is the same as the rate reflected in the Condensed Consolidated Schedule of Investments above.
(25) The Company has entered into an intercreditor agreement that entitles the Company to the "first out" tranche of the first lien secured loans, whereby the "first out" tranche receives priority over the "last out" tranche with respect to payments of principal, interest and any other amounts due thereunder. Therefore, the Company receives a lower interest rate than the contractual stated interest rate of LIBOR plus 6.64% (Floor 1.00%) per the credit agreement and the Condensed Consolidated Schedule of Investments above reflects such lower rate.
(26) The fair value of the investment was determined using significant unobservable inputs. See Note 3 - Fair Value Hierarchy for Investments.

See notes to the consolidated financial statements.

HMS Income Fund, Inc. Consolidated Schedule of Investments
As of December 31, 2016
(dollars in thousands)
Portfolio Company (1) (3)	Business Description	Type of Investment (2) (3)	Index Rate (22)	Principal (7)	Cost (7)	Fair Value

Control Investments (6)
GRT Rubber Technologies, LLC (8) (10) (13)	Engineered Rubber Product Manufacturer	LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.00%, Secured Debt (Maturity - December 19, 2019)	1 month LIBOR	$6,538	$6,448	$6,538
		Member Units (2,896 shares)	—	—	6,435	10,004
					12,883	16,542

Subtotal Control Investments (6) (2% of total investments at fair value)					$12,883	$16,542

Affiliate Investments (4)
AFG Capital Group, LLC (10) (13)	Provider of Rent-to-Own Financing Solutions and Services	Member Units (46 shares)	—	—	$300	$687
		Warrants (10 equivalent shares, Expiration - November 7, 2024)	—	—	65	167
					365	854
Clad-Rex Steel, LLC (10) (13)	Specialty Manufacturer of Vinyl-Clad Metal	LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 10.50%, Secured Debt (Maturity - December 20, 2021) (8)	1 month LIBOR	3,520	3,449	3,449
		LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 10.50%, Secured Debt (Maturity - December 20, 2018) (8)	1 month LIBOR	100	99	99
		Member Units (179 units)	—	—	1,820	1,820
		10.00% Secured Debt (Clad-Rex Steel RE Investor, LLC) (Maturity - December 20, 2036)	None	301	298	298
		Member Units (Clad-Rex Steel RE Investor, LLC) (200 units)	—	—	53	53
					5,719	5,719
EIG Traverse Co-Investment, LP (9) (15)	Investment Partnership	LP Interests (EIG Traverse Co-Investment, LP) (Fully diluted 22.20%) (16)	—	—	9,805	9,905
Freeport First Lien Loan Fund III, LP (9) (15)	Investment Partnership	LP Interests (Freeport First Lien Loan Fund III, LP) (Fully diluted 5.60%) (16)	—	—	4,763	4,763
Gamber-Johnson Holdings, LLC (8) (10) (13)	Manufacturer of Ruggedized Computer Mounting Systems	LIBOR Plus 11.00% (Floor 1.00%), Current Coupon 12.00%, Secured Debt (Maturity - June 24, 2021)	1 month LIBOR	6,020	5,902	5,964
		Member Units (2,155 units)		—	3,711	4,730
					9,613	10,694
Guerdon Modular Holdings, Inc. (10) (13)	Multi-Family and Commercial Modular Construction Company	9.00% Current / 4.00% PIK Secured Debt (Maturity - August 13, 2019)	None	2,668	2,621	2,642
		Common Stock (53,008 shares)	—	—	746	20
		Class B Preferred Stock (101,250 shares)	—	—	285	285
					3,652	2,947
Gulf Publishing Holdings, LLC (10) (13)	Energy Focused Media and Publishing	12.50% Secured Debt (Maturity - April 29, 2021)	None	2,500	2,455	2,455
		Member Units (781 shares)		—	781	781
					3,236	3,236
Hawk Ridge Systems, LLC (9) (10) (13)	Value-Added Reseller of Engineering Design and Manufacturing Solutions	10.00% Secured Debt (Maturity - December 2, 2021)	None	2,500	2,451	2,451
		Preferred Member Units (56 units)	—	—	713	713
		Preferred Member Units (HRS Services, ULC) (56 units)	—	—	38	38
					3,202	3,202
HW Temps LLC (8) (10) (13)	Temporary Staffing Solutions	LIBOR Plus 13.00% (Floor 1.00%), Current Coupon 14.00%, Secured Debt (Maturity - July 2, 2020)	1 month LIBOR	2,644	2,591	2,591
		Preferred Member Units (800 shares) (16)	—	—	986	985
					3,577	3,576
M.H. Corbin Holding, LLC (10) (13)	Manufacturer and Distributor of Traffic Safety Products	10.00% Secured Debt (Maturity - August 31, 2021)	None	3,325	3,299	3,299
		Preferred Member Units (1,000 shares)		—	1,500	1,500
					4,799	4,799
Mystic Logistics, Inc. (10) (13)	Logistics and Distribution Services Provider for Large Volume Mailers	12.00% Secured Debt (Maturity - August 15, 2019)	None	$2,294	$2,246	$2,294
		Common Stock (1,468 shares) (16)	—	—	680	1,445
					2,926	3,739
SoftTouch Medical Holdings LLC (8) (10) (13)	Home Provider of Pediatric Durable Medical Equipment	LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.00%, Secured Debt (Maturity - October 31, 2019)	1 month LIBOR	1,260	1,244	1,260
		Member Units (785 units) (16)	—	—	870	1,618
					2,114	2,878

Subtotal Affiliate Investments (4) (6% of total investments at fair value)					$53,771	$56,312

Non-Control/Non-Affiliate Investments (5)
Adams Publishing Group, LLC (8) (11)	Local Newspaper Operator	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity - November 3, 2020)	3 month LIBOR	$7,589	$7,459	$7,589
ADS Tactical, Inc. (8) (11)	Value-Added Logistics and Supply Chain Solutions Provider	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity - December 31, 2022)	3 month LIBOR	10,000	9,750	9,750
Ahead, LLC (8) (11)	IT Infrastructure Value Added Reseller	LIBOR Plus 6.50%, Current Coupon 7.50%, Secured Debt (Maturity - November 2, 2020)	3 month LIBOR	9,500	9,267	9,536
Allflex Holdings III Inc. (8)	Manufacturer of Livestock Identification Products	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity - July 19, 2021) (14)	6 month LIBOR	14,922	15,012	14,936
American Scaffold Holdings, Inc. (8) (11)	Marine Scaffolding Service Provider	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity - March 31, 2022)	1 month LIBOR	7,359	7,257	7,323
American Teleconferencing Services, Ltd. (8)	Provider of Audio Conferencing and Video Collaboration Solutions	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity - December 8, 2021)	3 month LIBOR	10,056	9,122	9,848
		LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 10.50%, Secured Debt (Maturity - June 6, 2022) (14)	3 month LIBOR	5,571	5,353	5,353
					14,475	15,201
AmeriTech College Operations, LLC (10) (13)	For-Profit Nursing and Healthcare College	13.00% Secured Debt (Maturity - January 31, 2020)	None	375	375	375
		10.00% Secured Debt (Maturity - November 30, 2019)	None	61	61	61
		13.00% Secured Debt (Maturity - November 30, 2019)	None	64	64	64
		Preferred Member Units (364 units, 5.00% cumulative) (16)	—	—	284	284
					784	784
AP Gaming I, LLC (8) (11)	Developer, Manufacturer and Operator of Gaming Machines	LIBOR Plus 8.25% (Floor 1.00%), Current Coupon 9.25%, Secured Debt (Maturity - December 21, 2020)	3 month LIBOR	11,291	11,194	11,267
Apex Linen Service, Inc. (10) (13)	Industrial Launderers	13.00% Secured Debt (Maturity - October 30, 2022)	None	3,604	3,545	3,545
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - October 30, 2022)	1 month LIBOR	600	600	600
					4,145	4,145
Arcus Hunting, LLC (8) (11)	Manufacturer of Bowhunting and Archery Products and Accessories	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity - November 13, 2019)	1 month LIBOR	6,973	6,850	6,973
Artel, LLC (8) (12)	Provider of Secure Satellite Network and IT Solutions	LIBOR Plus 7.00% (Floor 1.25%), 7.25% Current/1.00% PIK, Current Coupon 8.25%, Secured Debt (Maturity - November 27, 2017)	3 month LIBOR	5,173	5,000	4,837
ATI Investment Sub, Inc. (8)	Manufacturer of Solar Tracking Systems	LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.25%, Secured Debt (Maturity - June 22, 2021)	1 month LIBOR	9,500	9,322	9,476
ATX Networks Corp. (8) (9)	Provider of Radio Frequency Management Equipment	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - June 11, 2021)	3 month LIBOR	14,775	14,541	14,516

BarFly Ventures, LLC (11)	Casual Restaurant Group	12.00% Secured Debt (Maturity - August 30, 2020)	None	$1,986	$1,953	$1,942
		Warrants (.410 equivalent units, Expiration - August 31, 2025)	—	—	158	94
		Options (.731 equivalent units)	—	—	133	164
					2,244	2,200
BBB Tank Services, LLC (10) (13)	Maintenance, Repair and Construction Services to the Above-Ground Storage Tank Market	15% Current Secured Debt (Maturity - April 8, 2021)	None	1,007	989	989
		LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 10.50%, Secured Debt (Maturity - April 8, 2021)	1 month LIBOR	200	200	200
		Member Units (200,000 units)	—	—	200	200
					1,389	1,389
Berry Aviation, Inc. (11)	Airline Charter Service Operator	12.00% Current / 1.75% PIK, Current Coupon 13.75%, Secured Debt (Maturity - January 30, 2020) (14)	None	1,407	1,390	1,407
		Common Stock (138 shares)	—	—	100	205
					1,490	1,612
Bluestem Brands, Inc. (8)	Multi-Channel Retailer of General Merchandise	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity - November 6, 2020)	3 month LIBOR	13,812	13,582	12,039
Brightwood Capital Fund III, LP (9) (15)	Investment Partnership	LP Interests (Brightwood Capital Fund III, LP) (Fully diluted .52%) (16)	—	—	4,075	3,698
Brundage-Bone Concrete Pumping, Inc.	Construction Services Provider	10.38% Secured Debt (Maturity - September 1, 2021) (14)	None	12,000	12,088	12,960
Buca C, LLC (8) (10) (13)	Casual Restaurant Group	LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.25%, Secured Debt (Maturity - June 30, 2020)	1 month LIBOR	15,114	14,889	15,114
		Preferred Member Units (4 units, 6.00% cumulative) (16)	—	—	2,547	3,110
					17,436	18,224
CAI Software, LLC (10) (13)	Provider of Specialized Enterprise Resource Planning Software	12.00% Secured Debt (Maturity - October 10, 2019)	None	921	904	921
		Member Units (16,339 units)	—	—	163	620
					1,067	1,541
CapFusion Holding, LLC (9) (10) (13)	Business Lender	13.00% Secured Debt (Maturity - March 25, 2021)	None	3,600	3,289	3,289
		Warrants (400 equivalent units, Expiration - March 24, 2026)	—	—	300	300
					3,589	3,589
CDHA Management, LLC (8) (11)	Dental Services	Prime Plus 6.25% (Floor 3.75%), Current Coupon 10.00%, Secured Debt (Maturity - December 5, 2021)	PRIME	4,491	4,376	4,376
		Prime Plus 6.25% (Floor 3.75%), Current Coupon 10.00%, Secured Debt (Maturity - December 5, 2021)	PRIME	—	—	—
					4,376	4,376
Cenveo Corporation	Provider of Commercial Printing, Envelopes, Labels, Printed Office Products	6.00% Secured Debt (Maturity - August 1, 2019)	None	15,000	13,013	13,388
Charlotte Russe, Inc. (8)	Fast-Fashion Retailer to Young Women	LIBOR Plus 5.50% (Floor 1.25%), Current Coupon 6.75%, Secured Debt (Maturity - May 22, 2019)	3 month LIBOR	15,101	14,918	9,184
CJ Holding Company (8)	Oil and Gas Equipment and Services	LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.00%, Secured Debt (Maturity - March 31, 2017)	3 month LIBOR	83	85	83
Clarius BIGS, LLC (11) (18)	Prints & Advertising Film Financing	15.00% PIK Secured Debt (Maturity - January 5, 2015) (18)	None	2,144	1,886	64
		20.00% PIK Secured Debt (Maturity - January 5, 2015) (18)	None	774	681	23
					2,567	87
Compuware Corporation (8)	Provider of Software and Supporting Services	LIBOR Plus 5.25% (Floor 1.00%), Current Coupon 6.25%, Secured Debt (Maturity - December 15, 2019)	3 month LIBOR	$12,265	$12,004	$12,341
Construction Supply Investments, LLC (8) (11)	Distribution Platform of Specialty Construction Materials to Professional Concrete and Masonry Contractors	LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 10.50%, Secured Debt (Maturity - June 30, 2023)	3 month LIBOR	8,500	8,305	8,330
		Member units (20,000 units)	—	—	2,000	2,000
					10,305	10,330
ContextMedia Health, LLC (8) (12)	Provider of Healthcare Media Content	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity - December 21, 2021)	1 month LIBOR	10,000	9,000	9,150
Covenant Surgical Partners, Inc.	Ambulatory Surgical Centers	8.75% Secured Debt (Maturity - August 1, 2019)	None	9,500	9,500	9,168
CRGT, Inc. (8)	Provider of Custom Software Development	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity - December 18, 2020)	1 month LIBOR	9,642	9,492	9,666
CST Industries, Inc. (8)	Storage Tank Manufacturer	LIBOR Plus 6.25% (Floor 1.50%), Current Coupon 7.75%, Secured Debt (Maturity - May 22, 2017)	3 month LIBOR	2,759	2,766	2,759
Datacom, LLC (10) (13)	Technology and Telecommunications Provider	5.25% Current / 5.25% PIK, Current Coupon 10.50% Secured Debt (Maturity - May 30, 2019)	None	1,296	1,282	1,222
		8.00% Secured Debt (Maturity - May 30, 2017)	—	100	100	100
		Class A Preferred Member Units (1,530 units, 15.00% cumulative) (16)	—	—	131	152
		Class B Preferred Member Units (717 units)	—	—	670	170
					2,183	1,644
Digital River, Inc. (8)	Provider of Outsourced e-Commerce Solutions and Services	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity - February 12, 2021)	3 month LIBOR	14,586	14,477	14,713
Digital Room, LLC (8)	Organic Lead Generation for Online Postsecondary Schools	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - November 21, 2022)	3 month LIBOR	7,625	7,475	7,549
East West Copolymer & Rubber, LLC (10) (13)	Manufacturer of Synthetic Rubbers	12.00% Current / 2.00% PIK, Current Coupon 14.00%, Secured Debt (Maturity - October 17, 2019)	None	2,400	2,351	2,136
		Warrants (627,697 equivalent shares, Expiration - October 15, 2024)	—	—	13	—
					2,364	2,136
ECP-PF Holdings Groups, Inc. (11)	Fitness Club Operator	LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.00%, Secured Debt (Maturity - November 26, 2019)	3 month LIBOR	1,875	1,863	1,875
Evergreen Skills Lux S.á r.l. (d/b/a Skillsoft) (8) (9)	Technology-Based Performance Support Solutions	LIBOR Plus 8.25% (Floor 1.00%), Current Coupon 9.34%, Secured Debt (Maturity - April 28, 2022) (14)	6 month LIBOR	10,902	10,443	8,214
Flavors Holdings, Inc. (8)	Global Provider of Flavoring and Sweetening Products and Solutions	LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 6.75%, Secured Debt (Maturity - April 3, 2020)	3 month LIBOR	11,774	11,236	9,596
GST Autoleather, Inc. (8)	Automotive Leather Manufacturer	LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity - July 10, 2020)	3 month LIBOR	12,204	12,073	11,929
Guitar Center, Inc.	Musical Instruments Retailer	6.50% Secured Debt (Maturity - April 15, 2019)	None	15,015	14,128	13,626
Hojeij Branded Foods, LLC (8) (11)	Multi-Airport, Multi-Concept Restaurant Operator	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity - July 28, 2021)	3 month LIBOR	5,419	5,376	5,419
Hoover Group, Inc. (8) (9) (11)	Provider of Storage Tanks and Related Products to the Energy and Petrochemical Markets	LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.25%, Secured Debt (Maturity - January 28, 2021)	3 month LIBOR	15,000	13,961	13,961
Horizon Global Corporation (8) (9)	Auto Parts Manufacturer	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - June 30, 2021)	1 month LIBOR	12,098	11,893	12,325
Hunter Defense Technologies, Inc. (8)	Provider of Military and Commercial Shelters and Systems	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - August 5, 2019)	3 Month LIBOR	13,847	13,255	12,878
Hygea Holdings Corp. (8) (11)	Provider of Physician Services	LIBOR Plus 9.25%, Current Coupon 10.17%, Secured Debt (Maturity - February 24, 2019)	3 Month LIBOR	7,875	7,378	7,615
		Warrants (5,910,453 equivalent shares, Expiration - February 24, 2023)	—	—	369	1,531
					7,747	9,146
iEnergizer Limited (8) (9)	Provider of Business Outsourcing Solutions	LIBOR 6.00% (Floor 1.25%), Current Coupon 7.25%, Secured Debt (Maturity - May 1, 2019)	1 month LIBOR	$8,569	$8,110	$8,312
Indivior Finance, LLC (8) (9)	Specialty Pharmaceutical Company Treating Opioid Dependence	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - December 19, 2019)	3 month LIBOR	9,000	8,644	9,079
Industrial Container Services, LLC (8) (11)	Steel Drum Reconditioner	LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 6.75%, Secured Debt (Maturity - December 31, 2018)	3 month LIBOR	8,927	8,871	8,927
Industrial Services Acquisitions, LLC (11)	Industrial Cleaning Services	11.25% Current / 0.75% PIK, Current Coupon 12.00%, Unsecured Debt (Maturity - December 17, 2022) (17)	None	10,523	10,325	10,325
		Member units (Industrial Services Investments, LLC) (2,100,000 units)	—	—	2,100	2,100
					12,425	12,425
Inn of the Mountain Gods Resort and Casino	Hotel & Casino Owner & Operator	9.25% Secured Debt (Maturity - November 30, 2020)	None	10,749	10,583	9,782
Intertain Group Limited (8) (9)	Business-to-Consumer Online Gaming Operator	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity - April 8, 2022)	3 month LIBOR	8,799	8,633	8,876
iPayment, Inc. (8)	Provider of Merchant Acquisition	LIBOR Plus 5.25% (Floor 1.50%), Current Coupon 6.75%, Secured Debt (Maturity - May 8, 2017)	3 month LIBOR	15,007	14,986	14,481
Ipreo Holdings, LLC	Application Software for Capital Markets	7.25% Unsecured Debt (Maturity - August 1, 2022) (17)	None	6,250	5,318	5,266
iQor US Inc. (8)	Business Process Outsourcing Services Provider	LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity - April 1, 2021)	1 month LIBOR	7,757	7,331	7,442
IronGate Energy Services, LLC (18)	Oil and Gas Services	11.00% Secured Debt (Maturity - July 1, 2018) (18)	None	5,825	5,827	1,631
Jackmont Hospitality, Inc. (8) (11)	Franchisee of Casual Dining Restaurants	LIBOR Plus 4.25% (Floor 1.00%)/ 2.50% PIK , Current Coupon 7.75%, Secured Debt (Maturity - May 26, 2021)	1 month LIBOR	8,891	8,861	8,891
Joerns Healthcare, LLC (8)	Manufacturer and Distributor of Health Care Equipment & Supplies	LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity - May 9, 2020)	3 month LIBOR	12,172	11,947	11,442
JSS Holdings, Inc. (8)	Aircraft Maintenance Program Provider	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity - August 31, 2021)	3 month LIBOR	13,828	13,550	13,759
Kellermeyer Bergensons Services, LLC (8)	Outsourced Janitorial Services to Retail/Grocery Customers	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity - April 29, 2022) (14)	3 month LIBOR	14,700	14,603	13,964
Kendra Scott, LLC (8)	Jewelry Retail Stores	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - July 17, 2020)	3 month LIBOR	9,375	9,305	9,328
Keypoint Government Solutions, Inc. (8)	Provider of Pre-Employment Screening Services	LIBOR Plus 6.50% (Floor 1.25%), Current Coupon 7.75%, Secured Debt (Maturity - November 13, 2017)	3 month LIBOR	1,761	1,757	1,752
LaMi Products, LLC (8) (11)	General Merchandise Distribution	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity - September 16, 2020)	3 month LIBOR	10,735	10,564	10,730
		LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity - September 16, 2020)	3 month LIBOR
					10,564	10,730
Larchmont Resources, LLC (8)	Oil & Gas Exploration & Production	LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.00% PIK, Secured Debt (Maturity - August 7, 2020)	3 month LIBOR	3,816	3,816	3,731
		Member units (Larchmont Intermediate Holdo, LLC) (4,806 units)	—	—	601	2,027
					4,417	5,758
Legendary Pictures Funding, LLC (8) (11)	Producer of TV, Film, and Comic Content	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - April 22, 2020)	3 month LIBOR	8,020	7,905	8,030
LJ Host Merger Sub, Inc. (8)	Managed Services and Hosting Provider	LIBOR Plus 4.75% (Floor 1.25%), Current Coupon 6.00%, Secured Debt (Maturity - December 13, 2019)	3 month LIBOR	4,846	4,837	4,595
Logix Acquisition Company, LLC (8) (11)	Competitive Local Exchange Carrier	LIBOR Plus 8.28% (Floor 1.00%), Current Coupon 9.28%, Secured Debt (Maturity - June 24, 2021)	3 month LIBOR	8,593	8,455	8,593
Minute Key, Inc. (10) (13)	Operator of Automated Key Duplication Kiosk	10.00% Current / 2.00% PIK Secured Debt (Maturity - September 19, 2019) (14)	None	$3,905	$3,821	$3,821
		Warrants (359,352 equivalent units, Expiration - May 20, 2025)	—	—	70	117
					3,891	3,938
Mood Media Corporation (8) (9)	Provider of Electronic Equipment	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - May 1, 2019)	3 month LIBOR	14,822	14,741	14,328
New Media Holdings II LLC (8) (9)	Local Newspaper Operator	LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.25%, Secured Debt (Maturity - June 4, 2020)	3 month LIBOR	14,706	14,578	14,633
North American Lifting Holdings, Inc. (8)	Crane Service Provider	LIBOR Plus 4.50% (Floor 1.00%), Current Coupon 5.50%, Secured Debt (Maturity - November 27, 2020)	3 month LIBOR	2,405	2,016	2,101
North Atlantic Trading Company, Inc. (8)	Marketer/Distributor of Tobacco	Prime Plus 5.50% (Floor 3.75%), Current Coupon 9.25%, Secured Debt (Maturity - January 13, 2020)	PRIME	10,897	10,913	10,829
Novitex Acquisition, LLC (8)	Provider of Document Management Services	LIBOR Plus 6.75% (Floor 1.25%), Current Coupon 8.00%, Secured Debt (Maturity - July 7, 2020)	3 month LIBOR	13,322	13,004	12,823
NTM Acquisition Corp. (8)	Provider of B2B Travel Information Content	LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.25%, Secured Debt (Maturity - June 7, 2022)	3 month LIBOR	4,144	4,085	4,128
Pardus Oil & Gas, LLC	Oil & Gas Exploration and Production	13.00% PIK, Secured Debt (Maturity - November 12, 2021)	None	989	989	989
		5.00% PIK, Secured Debt (Maturity - May 13, 2022) (14)	None	517	517	293
		Class A units (1,331 units)	—	—	1,331	523
					2,837	1,805
Paris Presents, Inc. (8)	Branded Cosmetic and Bath Accessories	LIBOR Plus 8.75% (Floor 1.00%), Current Coupon 9.75%, Secured Debt (Maturity - December 31, 2021) (14)	1 month LIBOR	7,500	7,382	7,350
Parq Holdings, LP (8) (9)	Hotel and Casino Operator	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity - December 17, 2020)	1 month LIBOR	12,500	12,378	12,313
Permian Holdco 2, Inc.	Storage Tank Manufacturer	14.00% PIK Unsecured Debt (Maturity - October 15, 2021)	None	483	483	483
		Series A Preferred Shares (Permian Holdco 1, Inc.) (386,255 units) (12.00% Cumulative) (16)	—	—	997	997
		Common Shares (Permian Holdco 1, Inc.) (386,255 units)	—	—	997	997
					2,477	2,477
Permian Holdings, Inc.	Storage Tank Manufacturer	10.50% Secured Debt (Maturity - January 15, 2018)	None	1,000	338	338
Pernix Therapeutics Holdings, Inc. (11)	Pharmaceutical Royalty - Anti-Migraine	12.00% Secured Debt (Maturity - August 1, 2020)	None	3,016	2,990	2,910
Pike Corporation (8)	Construction and Maintenance Services for Electric Transmission and Distribution Infrastructure	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity - June 22, 2022) (14)	1 month LIBOR	13,334	13,070	13,411
Polycom, Inc. (8)	Provider of Audio and Video Communication Solutions	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity - September 27, 2023)	3 month LIBOR	12,089	11,617	12,194
PPC/Shift, LLC (8) (11)	Provider of Digital Solutions to Automotive Industry	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - December 22, 2021)	3 month LIBOR	7,000	6,851	6,851
Premier Dental Services, Inc. (8)	Dental Care Services	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity - November 1, 2018)	3 month LIBOR	4,511	4,497	4,494
Prowler Acquisition Corporation (8)	Specialty Distributor to the Energy Sector	LIBOR Plus 4.50% (Floor 1.00%), Current Coupon 5.50%, Secured Debt (Maturity - January 28, 2020)	3 month LIBOR	11,329	9,896	8,383
Raley’s, Inc. (8)	Family-Owned Supermarket Chain in California	LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.25%, Secured Debt (Maturity - May 18, 2022)	3 month LIBOR	4,195	4,125	4,242
Redbox Automated Retail, LLC (8)	Operator of Home Media Entertainment Kiosks	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity - September 27, 2021)	3 month LIBOR	14,344	13,925	13,989
Renaissance Learning, Inc. (8)	Technology-based K-12 Learning Solutions	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity - April 11, 2022) (14)	3 month LIBOR	$12,950	$12,548	$12,896
RGL Reservoir Operations, Inc. (8) (9)	Oil & Gas Equipment & Services	LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity - August 13, 2021)	3 month LIBOR	3,910	3,826	880
RM Bidder, LLC (11)	Full-scale Film and Television Production and Distribution	Common Stock (1,854 units)	—	—	31	29
		Series A Warrants (124,915 equivalent units, Expiration - October 20, 2025)	—	—	284	200
		Series B Warrants (93,686 equivalent units, Expiration - October 20, 2025)	—	—	—	—
					315	229
Salient Partners, LP (8)	Provider of Asset Management Services	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity - June 9, 2021)	3 month LIBOR	11,842	11,527	11,338
School Specialty, Inc. (8)	Distributor of Education Supplies and Furniture	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity - June 11, 2019)	1 month LIBOR	5,467	5,396	5,536
Sigma Electric Manufacturing Corp. (8) (11)	Manufacturer and Distributor of Electrical Fittings and Parts	LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.25%, Secured Debt (Maturity - May 13, 2019)	3 Month LIBOR	12,500	12,199	12,199
Sorenson Communications, Inc.	Manufacturer of Communication Products for Hearing Impaired	9.00% Secured Debt (Maturity - October 31, 2020) (14)	None	11,710	11,308	10,305
		LIBOR Plus 5.75% (Floor 2.25%), Current Coupon 8.00%, Secured Debt (Maturity - April 30, 2020)	3 month LIBOR	2,977	2,957	2,955
					14,265	13,260
Strike, LLC (8)	Pipeline Construction and Maintenance Services	LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.29%, Secured Debt (Maturity - November 30, 2022)	6 month LIBOR	10,000	9,667	9,900
Synagro Infrastructure Company, Inc. (8)	Waste Management Services	LIBOR Plus 5.25% (Floor 1.00%), Current Coupon 6.25%, Secured Debt (Maturity - August 22, 2020)	3 month LIBOR	2,704	2,687	2,372
TaxAct, Inc. (8)	Provider of Tax Preparation Solutions	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - January 3, 2023)	1 month LIBOR	6,500	6,369	6,549
TE Holdings, LLC	Oil & Gas Exploration & Production	Common Units (72,785 units)	—	—	728	546
Teleguam Holdings, LLC (8)	Cable and Telecom Services Provider	LIBOR Plus 7.50% (Floor 1.25%), Current Coupon 8.75%, Secured Debt (Maturity - June 10, 2019) (14)	1 month LIBOR	6,397	6,387	6,268
		LIBOR Plus 4.00% (Floor 1.25%), Current Coupon 5.25%, Secured Debt (Maturity - December 10, 2018)	1 month LIBOR	7,481	7,335	7,406
					13,722	13,674
TMC Merger Sub Corp (8)	Refractory & Maintenance Services Provider	LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.25%, Secured Debt (Maturity - October 31, 2022)	1 week LIBOR	12,500	12,376	12,438
The Topps Company, Inc. (8)	Trading Cards & Confectionary	LIBOR Plus 6.00% (Floor 1.25%), Current Coupon 7.25%, Secured Debt (Maturity - October 2, 2018)	3 month LIBOR	1,109	1,104	1,113
TOMS Shoes, LLC (8)	Global Designer, Distributor, and Retailer of Casual Footwear	LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity - October 30, 2020)	3 month LIBOR	4,913	4,573	3,635
Travel Leaders Group, LLC (8)	Travel Agency Network Provider	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - December 7, 2020)	1 month LIBOR	15,988	15,900	15,960
TVG-I-E CMN Acquisition, LLC (8) (11)	Organic Lead Generation for Online Postsecondary Schools	LIBOR Plus 6.00%, Current Coupon 7.00%, Secured Debt (Maturity - November 3, 2021)	1 month LIBOR	6,459	6,333	6,333
Unirush LLC (10) (13)	Provider of Prepaid Debit Card Solutions	12.00% Secured Debt (Maturity Date - February 1, 2019)	None	3,000	2,745	3,000
		Warrants (111,181 equivalent units, Expiration - February 2, 2026)	—	—	313	313
					3,058	3,313
U.S. Telepacific Corp. (8) (11)	Provider of Communications and Managed Services	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity - February 24, 2021)	3 month LIBOR	7,500	7,367	7,367
USJ-IMECO Holding Company, LLC (8)	Marine Interior Design and Installation	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - April 16, 2020)	3 month LIBOR	$8,857	$8,829	$8,813
Valley Healthcare Group, LLC (8) (10) (13)	Provider of Durable Medical Equipment	LIBOR Plus 12.50% (Floor 0.50%), Current Coupon 13.12%, Secured Debt (Maturity - December 29, 2020)	1 month LIBOR	3,239	3,183	3,183
		Preferred Member Units (Valley Healthcare Holding, LLC) (400 units)	—	—	400	400
					3,583	3,583
VCVH Holding Corp. (8)	Healthcare Technology Services Focused on Revenue Maximization	LIBOR Plus 9.25% (Floor 1.00%), Current Coupon 10.25%, Secured Debt (Maturity - June 1, 2024) (14)	3 month LIBOR	3,500	3,417	3,474
Volusion, LLC (10) (13)	Provider of Online Software-as-a-Service eCommerce Solutions	11.50% Secured Debt (Maturity - January 24, 2020)	None	7,500	6,484	6,484
		Preferred Member Units (2,090,001 units)	—	—	6,000	6,000
		Warrants (784,866.80 equivalent units, Expiration - January 26, 2025)	—	—	1,104	1,104
					13,588	13,588
Wellnext, LLC (8) (11)	Manufacturer of Supplements and Vitamins	LIBOR Plus 9.00% (Floor 0.50%), Current Coupon 9.85%, Secured Debt (Maturity - May 23, 2021)	3 month LIBOR	10,058	9,966	10,058
Worley Claims Services, LLC (8) (11)	Insurance Adjustment Management and Services Provider	LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.00%, Secured Debt (Maturity - October 31, 2020)	1 month LIBOR	6,370	6,326	6,370
YP Holdings LLC (8)	Online and Offline Advertising Operator	LIBOR Plus 11.00% (Floor 1.25%), Current Coupon 12.25%, Secured Debt (Maturity - June 4, 2018)	1 month LIBOR	15,280	15,016	15,241

Subtotal Non-Control/Non-Affiliate Investments (5) (91% of total portfolio investments at fair value)					$935,741	$916,393

Total Portfolio Investments					$1,002,395	$989,247

Short Term Investments (20)
Fidelity Institutional Money Market Funds	—	Prime Money Market Portfolio, Class III Shares (21)	—	—	$9,775	$9,775
UMB Bank Money Market Account (21)	—	—			642	642
US Bank Money Market Account (21)	—	—	—	—	10,672	10,672

Total Short Term Investments					$21,089	$21,089
(1) All investments are Middle Market portfolio investments, unless otherwise noted. All of the Company’s assets are encumbered as security for the Company’s credit agreements. See Note 6 - Borrowings.
(2) Debt investments are income producing, unless otherwise noted. Equity investments and warrants are non-income producing, unless otherwise noted.
(3) See Note 3 - Fair Value Hierarchy for Investments for summary geographic location of portfolio companies.
(4) Affiliate investments are defined by the1940 Act, as investments in which between 5% and 25% of the voting securities are owned, or an investment in an investment company’s investment adviser, and the investments are not classified as Control investments. Fair value as of December 31, 2015 and December 31, 2016 along with transactions during the year ended December 31, 2016 in these affiliated investments were as follows (in thousands):

		Twelve Months Ended December 31, 2016				Twelve Months Ended December 31, 2016
Affiliate Investments	Fair Value at December 31, 2015	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at December 31, 2016	Net Realized Gain (Loss)	Interest Income	Fee Income	Dividend Income
AFG Capital Group, LLC
Term loan	$3,197	$120	$(3,238)	$(79)	$—	$—	$256	$—	$—
Member units	505	1	(1)	182	687	—	—	—	—
Warrants	123	—	—	44	167	—	—	—	—
Clad-Rex Steel, LLC
Term loan	—	3,449	—	—	3,449	—	14	—	—
Term loan	—	99	—	—	99	—	—	1	—
Member units	—	1,820	—	—	1,820	—	—	—	—
Term loan (Clad-Rex Steel RE Investor, LLC)	—	298	—	—	298	—	—	—	—
Member units (Clad-Rex Steel RE Investor, LLC)	—	53	—	—	53	—	—	—	—

EIG Traverse Co-Investment, LP
LP interests	$4,755	$5,051	$(1)	$100	$9,905	$—	$—	$56	$888
Freeport First Lien Loan Fund III, LP
LP interests	2,077	2,686	—	—	4,763	—	—	—	402
Gamber-Johnson Holdings, LLC
Term loan	—	5,902	—	62	5,964	—	328	—	—
Common stock	—	3,711	—	1,019	4,730	—	—	101	—
Guerdon Modular Holdings, Inc.
Term loan	—	2,651	(4)	(5)	2,642	—	311	—	—
Common stock	—	303	—	(283)	20	—	—	13	—
Class B preferred units	—	285	—	—	285	—	—	—	—
Gulf Publishing Holdings, LLC
Term loan	—	2,455	—	—	2,455	—	219	—	—
Member units	—	781	—	—	781	—	—	—	—
Hawk Ridge Systems, LLC
Term loan	—	2,451	—	—	2,451	—	22	—	—
Preferred member units	—	713	—	—	713	—	—	—	—
Preferred member units (HRS Services, ULC)	—	38	—	—	38	—	—	—	—
HWT, LLC
Term loan	2,430	211	(50)	—	2,591	—	283	—	—
Member units	986	1	(1)	(1)	985	—	—	32	108
M.H. Corbin, LLC
Term loan	3,467	4	(172)	—	3,299	—	351	—	—
Member units	1,500	—	—	—	1,500	—	—	46	—
Mystic Logistics, Inc.
Term loan	2,361	8	(59)	(16)	2,294	—	301	—	—
Common stock	1,492	1	—	(48)	1,445	—	—	—	—
Soft Touch Medical Holdings, LLC
Term loan	1,402	3	(161)	16	1,260	—	144	—	—
Member units	1,008	1	(1)	610	1,618	—	—	27	65
	$25,303	$33,096	$(3,688)	$1,601	$56,312	$—	$2,229	$276	$1,463
* Gross additions include increases in the cost basis of investments resulting from new portfolio investments, PIK interest, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
** Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more new securities and the movement of an existing portfolio company out of this category into a different category.
(5) Non-Control/Non-Affiliate investments are defined by the 1940 Act as investments that are neither Control investments nor Affiliate investments.
(6) Control investments are defined by the 1940 Act as investments in which more than 25% of the voting securities are owned or where the ability to nominate greater than 50% of the board representation is maintained. Fair value as of December 31, 2016 and December 31, 2017 along with transactions during the year ended December 31, 2017 in these controlled investments were as follows (in thousands):

		Twelve Months Ended December 31, 2016				Twelve Months Ended December 31, 2016
Controlled Investments	Fair Value at December 31, 2015	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at December 31, 2016	Net Realized Gain (Loss)	Interest Income	Fee Income	Dividend Income
GRT Rubber Technologies, LLC
Term loan	$7,806	$37	$(1,395)	$90	$6,538	$—	$740	$—	$—
Member units	7,674	—	—	2,330	10,004	—	—	81	107
	$15,480	$37	$(1,395)	$2,420	$16,542	$—	$740	$81	$107
* Gross additions include increases in the cost basis of investments resulting from new portfolio investments, PIK interest, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
** Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more new securities and the movement of an existing portfolio company out of this category into a different category.
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

The Company’s primary investment objective is to generate current income through debt and equity investments. A secondary objective of the Company is to generate long-term capital appreciation through equity and equity-related investments, including warrants, convertible securities and other rights to acquire equity securities. The Company’s portfolio strategy is to invest primarily in illiquid debt and equity securities issued by lower middle market (“LMM”) companies, which generally have annual revenues between $10 million and $150 million, and middle market (“Middle Market”) companies that are generally larger in size than the LMM companies. The Company categorizes some of its investments in LMM companies and Middle Market companies as private loan (“Private Loan”) portfolio investments. Private Loan investments, often referred to in the debt markets as “club deals,” are investments, generally in debt instruments, that the Company originates on a collaborative basis with other investment funds. Private Loan investments are typically similar in size, structure, terms and conditions to investments the Company holds in its LMM portfolio and Middle Market portfolio. The Company’s portfolio also includes other portfolio (“Other Portfolio”) investments primarily consisting of the Company’s investment in HMS-ORIX (see Note 4 - Investment in HMS-ORIX SLF LLC) and investments managed by third parties, which differ from the typical profiles for the Company’s other types of investments.

The Company previously registered for sale up to 150,000,000 shares of common stock pursuant to a registration statement on Form N-2 (File No. 333-178548) which was initially declared effective by the Securities and Exchange Commission (the “SEC”) on June 4, 2012 (the “Initial Offering”). The Initial Offering terminated on December 1, 2015. The Company had raised approximately $601.2 million under the Initial Offering, including proceeds from the dividend reinvestment plan of approximately $22.0 million. The Company also registered for sale up to $1,500,000,000 worth of shares of common stock (the “Offering”) pursuant to a new registration statement on Form N-2 (File No. 333-204659), as amended, most recently declared effective on May 1, 2017. With the approval of the Company’s board of directors, the Company closed the Offering to new investors effective September 30, 2017. Through December 31, 2017, the Company raised approximately $184.1 million in the Offering, including proceeds from the distribution reinvestment plan of approximately $52.4 million.

The Company has three wholly owned subsidiaries. HMS Funding I LLC (“HMS Funding”) and HMS Equity Holding, LLC (“HMS Equity Holding”) were both organized as Delaware limited liability companies and HMS Equity Holding II, Inc. (“HMS Equity Holding II”) was organized as a Delaware corporation. HMS Funding was created pursuant to the Deutsche Bank Credit Facility (as defined below in Note 6 - Borrowings) in order to function as a “Structured Subsidiary,” which is permitted to incur debt outside of the EverBank Credit Facility (as defined below in Note 6 - Borrowings).

The business of the Company is managed by HMS Adviser LP (the “Adviser”), a Texas limited partnership and affiliate of Hines Interests Limited Partnership (“Hines”), under an Investment Advisory and Administrative Services Agreement dated May 31, 2012 (as amended, the “Investment Advisory Agreement”). The Company and the Adviser have retained MSC Adviser I, LLC (the “Sub-Adviser”), a wholly-owned subsidiary of Main Street Capital Corporation (“Main Street”), a New York Stock Exchange listed BDC, as the Company’s investment sub-adviser, pursuant to an Investment Sub-Advisory Agreement (the “Sub-Advisory Agreement”) to identify, evaluate, negotiate and structure prospective investments, make investment and portfolio management recommendations for approval by the Adviser, monitor the Company’s investment portfolio and provide certain ongoing administrative services to the Adviser. The Adviser and the Sub-Adviser are collectively referred to as the “Advisers”, and each is registered as an investment adviser under the Investment Advisers Act of 1940, as amended . Upon the execution of the Sub-Advisory Agreement, Main Street became an affiliate of the Company. The Company’s board of directors most recently reapproved the Investment Advisory Agreement and Sub-Advisory Agreement on May 12, 2017. The Company engaged Hines Securities, Inc. (the “Dealer Manager”), an affiliate of the Adviser, to serve as the Dealer Manager for the Offering.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The Company is an investment company, as defined in the accounting and reporting guidance under Topic 946, Financial Services-Investment Companies, of the Financial Accounting Standards Board’s (“FASB’s”) Accounting Standards Codification, as amended

(the “ASC”). The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its wholly owned consolidated subsidiaries: HMS Funding, HMS Equity Holding and HMS Equity Holding II. All intercompany accounts and transactions have been eliminated in consolidation. Under the 1940 Act rules, regulations pursuant to Articles 6, 10 and 12 of Regulation S-X and ASC Topic 946, the Company is precluded from consolidating portfolio company investments, including those in which it has a controlling interest, unless the portfolio company is a wholly owned investment company. An exception to this general principle occurs if the Company owns a controlled operating company whose purpose is to provide services to the Company such as an investment adviser or transfer agent. None of the investments made by the Company qualifies for this exception. Therefore, the Company’s portfolio company investments, including those in which the Company has a controlling interest, are carried on the Consolidated Balance Sheet at fair value, as discussed below, with changes to fair value recognized as “Net Change in Unrealized Appreciation (Depreciation) on Investments” on the Consolidated Statements of Operations until the investment is realized, usually upon exit, resulting in any gain or loss on exit being recognized as a realized gain or loss. However, in the event that any controlled subsidiary exceeds the tests of significance set forth in Rules 3-09 or 4-08(g) of Regulation S-X, the Company will include required financial information for such subsidiary in the notes or as an attachment to its consolidated financial statements.

Reclassifications

The presentation of investment income has been changed to separately state interest income, fee income and dividend income in the Consolidated Statements of Operations. The prior periods have been reclassified to conform to this presentation as of December 31, 2017.

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

With respect to investments for which market quotations are not readily available, or an indicator exists that the available market prices are not reliable for a particular security, a multi-step valuation process is undertaken, as described below:

•
The Company’s valuation process will begin with the Sub-Adviser preparing draft valuations of each investment based upon the methodology contained in the Sub-Adviser’s valuation policy and submitting such draft valuations to the Adviser.

•	The Adviser then prepares its own initial draft valuation for each investment based upon the Adviser’s valuation policy.

•
The Advisers obtain and potentially take into account information received from a third-party valuation firm retained by the Company’s board of directors, if applicable, and then individually set the initial draft value of each investment.

•
Team members from the Advisers then confer regarding their respective draft valuations, and the Adviser’s team members issue such clarifying questions regarding discrepancies in value estimates to the Sub-Adviser for mutual resolution. After receiving responses to such inquiries from the Sub-Adviser, the Adviser then prepares and presents its recommended fair value for each of the investments for consideration by the Adviser’s valuation committee.

•
The Adviser’s valuation committee meets to review the Adviser’s initial draft values, to analyze and discuss the proposed valuations and to document its conclusions. The Adviser’s valuation committee approves the fair values that are recommended to the Company’s audit committee and board of directors.

•
Team members from the Adviser prepare written valuation materials for distribution to the Company’s audit committee and board of directors containing final recommended valuations, as approved by the Adviser’s valuation committee.

•
The Company’s audit committee reviews the Adviser’s preliminary recommended valuations with representatives of the Advisers, and the Company’s audit committee recommends the fair value of the Company’s portfolio for approval by its board of directors.

•
At this point, the Company’s board of directors then approves the fair value of the Company’s investment portfolio in good faith based on several factors, including the input and recommendation of the Advisers, the Adviser’s valuation committee, the audit committee, and any third-party valuation firm, if applicable, and further determines that the valuation of investments held by us and presented in our financial statements was approved in accordance with the Company’s valuation policy.

Pursuant to its internal valuation process and the requirements under the 1940 Act, the Company performs valuation procedures on its investments in each LMM portfolio company and certain Private Loan portfolio companies (the “Internally Valued Investments”) once a quarter. Among other things, the Company generally consults with a nationally recognized independent valuation firm on the Internally Valued Investments at least once in every calendar year, and for new Internally Valued Investments, at least once in the twelve-month period subsequent to the initial investment. In certain instances, the Company may determine that it is not cost-effective, and as a result is not in its stockholders’ best interest, to consult with the nationally recognized independent valuation firm on its investments in one or more of these Internally Valued Investments. Such instances include situations where the fair value of the Company’s investment is determined to be insignificant relative to the total investment portfolio. During the year ended December 31, 2017, the Company consulted with its independent valuation firm in arriving at the Company’s determination of fair value on its investments in 22 of the 25 LMM portfolio companies and in 19 of the 38 Private Loan portfolio companies. During the year ended December 31, 2016, the Company consulted with its independent valuation firm in arriving at the Company’s determination of fair value on its investments in 21 of the 23 LMM portfolio companies and in 15 of the 29 Private Loan portfolio companies.

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

Security Transactions

Security transactions are accounted for on the trade date. As of the trade date, the investment is derecognized for security sales and recognized for security purchases. As of both December 31, 2017 and 2016, the Company had three investments at contract prices of $29.3 million and $11.0 million, respectively, under contract to purchase which had not yet settled. These investments have been recognized by the Company and are included in the Consolidated Schedule of Investments. The settlement obligations are presented in the line item “Payable for securities purchased” at the contract price. As of both December 31, 2017 and 2016, the Company had two investments at contract prices of $5.0 million and $7.6 million, respectively, under contract to sell which had not yet settled. These investments were derecognized by the Company and are not included in the Consolidated Schedule of Investments. The sale trades are presented in the line item “Receivable for securities sold” at the contract price.

Interest, Fee and Dividend Income

Interest and dividend income are recorded on the accrual basis to the extent amounts are expected to be collected. Prepayment penalties received by the Company are recorded as income upon receipt. Dividend income is recorded when dividends are declared by the portfolio company or at the point an obligation exists for the portfolio company to make a distribution. Accrued interest and dividend income are evaluated quarterly for collectability. When a debt security becomes 90 days or more past due and the Company does not expect the debtor to be able to service all of its debt or other obligations, it will generally be placed on non-accrual status and the Company will cease recognizing interest income on that debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. If there is reasonable doubt that we will receive any previously accrued interest, then the interest income will be written off. Additionally, if a debt security has deferred interest payment terms and the Company becomes aware of a deterioration in credit quality, the Company will evaluate the collectability of the deferred interest payment. If it is determined that the deferred interest is unlikely to be collected, the Company will place the security on non-accrual status and cease recognizing interest income on that debt security until the borrower has demonstrated the ability and intent to pay the contractual amounts due. Payments received on non-accrual investments may be recognized as income or applied to principal depending upon the collectability of the remaining principal and interest. If a debt security’s status significantly improves with respect to the debtor’s ability to service the debt or other obligations, or if a debt security is fully impaired, sold or written off, it will be removed from non-accrual status.

As of December 31, 2017, the Company had four debt investments in three portfolio companies that were more than 90 days past due, all of which were on non-accrual status. Each of these portfolio companies experienced a significant decline in credit quality raising doubt regarding the Company’s ability to collect the principal and interest contractually due. Given the credit deterioration, the Company ceased accruing interest income on the non-accrual debt investments and wrote off any previously accrued interest deemed uncollectible. As of December 31, 2017, the Company is not aware of any other material changes to the creditworthiness of the borrowers underlying its debt investments.

As of December 31, 2016, the Company had five debt investments in four portfolio companies that were more than 90 days past due (two of which were in the oil and gas industry), including three debt investments in two portfolio companies that were on non-accrual status. Each of these portfolio companies experienced a significant decline in credit quality raising doubt regarding the Company’s ability to collect the principal and interest contractually due. Given the credit deterioration, the Company ceased accruing interest income on the non-accrual debt investments and wrote off any previously accrued interest deemed uncollectible. There was no allowance recorded for the year ended December 31, 2016.

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

At both December 31, 2017 and 2016, the Company held 19 investments, which contained a PIK provision. As discussed above, three of the 19 investments with PIK provisions as of December 31, 2017 and two of the 19 investments with PIK provisions as of December 31, 2016 were on non-accrual status and no PIK interest was recorded on these investments during the years ended December 31, 2017 and 2016. For the years ended December 31, 2017, 2016 and 2015, the Company recognized approximately $1.3 million, $469,000 and $1.2 million, respectively, of PIK interest. The Company stops accruing PIK interest and writes off any accrued and uncollected interest in arrears when it determines that such PIK interest in arrears is no longer collectible.

The Company may periodically provide services, including structuring and advisory services, to its portfolio companies or other third parties. The income from such services is non-recurring. For services that are separately identifiable and evidence exists to substantiate fair value, income is recognized as earned, which is generally when the investment or other applicable transaction closes. For the years ended December 31, 2017, 2016 and 2015, the Company recognized approximately $2.4 million, $1.3 million and $1.1 million, respectively, of non-recurring fee income received from its portfolio companies or other third parties, which accounted for approximately 2.3%, 1.4% and 1.6%, respectively, of the Company’s total investment income during such periods.

Fees received in connection with debt financing transactions for services that do not meet these criteria are treated as debt origination fees and are deferred and accreted into interest income over the life of the financing.

Unearned Income – Original Issue Discount / Premium to Par Value

The Company generally purchases its debt investments for an amount different than their respective principal values. For purchases at less than par value, a discount is recorded at acquisition, which is accreted into interest income based on the effective interest method over the life of the debt investment. For purchases at greater than par value, a premium is recorded at acquisition, which is amortized as a reduction to interest income based on the effective interest method over the life of the investment. Upon repayment or sale, any unamortized discount or premium is also recognized into interest income. For the years ended December 31, 2017, 2016 and 2015 the Company accreted approximately a net of $15.1 million, $11.9 million and $4.4 million, respectively, into interest income.

Net Realized Gains or Losses on Investments and Net Change in Unrealized Appreciation (Depreciation) on Investments

Generally, net realized gains or losses are measured by the difference between the net proceeds from the sale or redemption of an investment and the principal amount, without regard to unrealized appreciation or depreciation previously recognized, and includes investments written-off during the period net of recoveries and realized gains or losses from in-kind redemptions. Net change in unrealized appreciation or depreciation on investments reflects the net change in the fair value of the investment portfolio and the reclassification of any prior period unrealized appreciation (depreciation) on exited investments to realized gains or losses.

Deferred Financing Costs

Deferred financing costs represent fees and other direct costs incurred in connection with arranging the Company’s borrowings. These costs were incurred in connection with the Company’s revolving credit facilities (see Note 6 — Borrowings) and have been capitalized. The deferred financing costs are being amortized to interest expense using the straight-line method over the life of the related credit facility, which the Company believes is materially consistent with the effective interest method. For the years ended December 31, 2017, 2016 and 2015, the Company amortized approximately $1.3 million, $1.5 million, and $1.2 million, respectively, into interest expense related to deferred financing costs.

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

Prior to January 1, 2016, offering costs were capitalized as incurred by the Advisers and such costs, up to 1.5% of the gross proceeds, were recorded as a charge to additional paid in capital and a reduction of deferred offering costs. Effective January 1, 2016 through the closing of the Offering to new investors, offering costs were capitalized as incurred by the Company as it became obligated to reimburse its Advisers for such costs and subsequently amortized to expense over a 12-month period to more closely track applicable guidance. Deferred offering costs were fully amortized to expense upon the closing of the Offering to new investors and are currently expensed as incurred by the Company as it becomes obligated to reimburse its Advisers for such costs .

Payable for Unsettled Trades

The Company accepted stockholders’ subscriptions on a weekly basis during the Offering, which was closed to new investors effective September 30, 2017. There was no payable for unsettled trades as of December 31, 2017. For subscriptions received, for which shares of common stock were not issued by December 31, 2016, the amounts of such subscriptions were presented as cash and as a payable for unsettled trades. The shares issued in exchange for these subscriptions were issued and outstanding on January 4, 2017.

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

Fair Value of Financial Instruments

Fair value estimates are made at discrete points in time based on relevant information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. The Company believes that the carrying amounts of its financial instruments, consisting of cash, accounts receivable from affiliates, interest payable to affiliates, other accrued expenses and liabilities, and credit facilities payable approximate the fair values of such items due to the short term nature of these instruments.

Income Taxes

The Company has elected to be treated for U.S. federal income tax purposes as a RIC. As a RIC, the Company generally will not incur corporate-level U.S. federal income taxes on net ordinary income or capital gains that the Company timely distributes each taxable year as dividends to its stockholders. To qualify as a RIC in any taxable year, the Company must, among other things, satisfy certain source-of-income and asset diversification requirements. In addition, the Company must distribute in respect of each taxable year dividends of an amount generally at least equal to 90% of its investment company taxable income, determined without regard to any deduction for dividends paid, in order to maintain its ability to be subject to tax as a RIC (the “Annual Distribution Requirement”). As a part of maintaining our RIC status, undistributed taxable income (subject to a 4% excise tax) pertaining to a given taxable year may be distributed up to 12 months subsequent to the end of that taxable year, provided such distributions are declared prior to the earlier of eight-and-one-half months after the close of that taxable year or the filing of the federal income tax return for such prior taxable year. In order to avoid the imposition of this excise tax, the Company needs to distribute in respect of each calendar year dividends of an amount at least equal to the sum of: (1) 98.0% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of its capital gain in excess of capital loss, or capital gain net income, (adjusted for certain ordinary losses) for the one-year period generally ending on October 31 of that calendar year (or, if we so elect, for that calendar year) and (3) any net ordinary income and capital gain net income for preceding years that was not distributed with respect to such years and on which the Company incurred no U.S. federal income tax (the “Excise Tax Avoidance Requirement”).

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

As of December 31, 2017 and December 31, 2016, the Company’s investment portfolio was comprised of debt securities, equity investments, and Other Portfolio investments. The fair value determination for these investments primarily consisted of unobservable (Level 3) inputs.

As of December 31, 2017 and December 31, 2016, all of the Company’s LMM portfolio investments consisted of illiquid securities issued by private companies. The fair value determination for the LMM portfolio investments primarily consisted of unobservable inputs. As a result, all of the Company’s LMM portfolio investments were categorized as Level 3 as of December 31, 2017 and December 31, 2016.

As of December 31, 2017 and December 31, 2016, the Company’s Middle Market portfolio investments consisted primarily of Middle Market investments in secured and unsecured debt investments and independently rated debt investments. The fair value determination for these investments consisted of a combination of (1) observable inputs in non-active markets for which sufficient observable inputs were available to determine the fair value of these investments, (2) observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and (3) unobservable inputs. As a result, all of the Company’s Middle Market portfolio investments were categorized as Level 3 as of December 31, 2017 and December 31, 2016.

As of December 31, 2017 and December 31, 2016, the Company’s Private Loan portfolio investments primarily consisted of debt investments. The fair value determination for Private Loan investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of the Company’s Private Loan portfolio investments were categorized as Level 3 as of December 31, 2017 and December 31, 2016.

As of December 31, 2017, the Company’s Other Portfolio investments consisted of illiquid securities issued by private companies. The Company relies primarily on information provided by managers of private investment funds in valuing these investments and considers whether it is appropriate, in light of all relevant circumstances, to value the Other Portfolio investments, at the NAV reported by the private investment fund at the time of valuation or to adjust the value to reflect a premium or discount. The fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of the Company’s Other Portfolio equity investments were categorized as Level 3 as of December 31, 2017 and December 31, 2016.

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

The following table presents fair value measurements of the Company’s investments, by major class, as of December 31, 2017 according to the fair value hierarchy (dollars in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First lien secured debt investments	$—	$—	$830,460	$830,460
Second lien secured debt investments	—	—	97,940	97,940
Unsecured debt investments	—	—	11,368	11,368
Equity investments (1)	—	—	109,671	109,671
Total	$—	$—	$1,049,439	$1,049,439
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

The following table presents fair value measurements of the Company’s investments, by investment classification, segregated by the level within the fair value hierarchy as of December 31, 2017 (dollars in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
LMM portfolio investments	$—	$—	$135,657	$135,657
Private Loan investments	—	—	315,382	315,382
Middle Market investments	—	—	549,792	549,792
Other Portfolio investments (1)	—	—	48,608	48,608
Total	$—	$—	$1,049,439	$1,049,439
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

The significant unobservable inputs used in the fair value measurement of the Company’s LMM, Middle Market and Private Loan debt investments are (i) risk adjusted discount rates used in the yield-to-maturity valuation technique (described in Note 2 - Basis of Presentation and Summary of Significant Accounting Policies - Valuation of Portfolio Investments) and (ii) the percentage of expected principal recovery. Increases (decreases) in any of these discount rates in isolation could result in a significantly lower (higher) fair value measurement. Increases (decreases) in any of these expected principal recovery percentages in isolation could result in a significantly higher (lower) fair value measurement.  The significant unobservable inputs used in the fair value measurement of the Company’s LMM equity securities and Private Loan equity securities, which are generally valued through an average of the discounted cash flow technique and the market comparable/enterprise value technique (unless one of these approaches is not applicable), are (i) EBITDA multiples and (ii) the weighted average cost of capital (“WACC”). Increases (decreases) in EBITDA multiple inputs in isolation could result in a significantly higher (lower) fair value measurement. Conversely, increases (decreases) in WACC inputs in isolation could result in a significantly lower (higher) fair value measurement. However, due to the nature of certain investments, fair value measurements may be based on other criteria, such as third-party appraisals of collateral and fair values as determined by independent third parties, which are not presented in the table below.

The following table, which is not intended to be all inclusive, presents the significant unobservable inputs of the Company’s Level 3 investments as of December 31, 2017 (dollars in thousands):

	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range	Weighted Average (2)
LMM equity investments	$47,876	Discounted Cash Flows	WACC	12.6% - 17.4%	13.9%
		Market Approach/Enterprise Value	EBITDA Multiples (1)	4.0x - 10.0x	7.1x
LMM debt portfolio investments	87,781	Discounted Cash Flows	Expected Principal Recovery	28.0% - 100.0%	98.9%
			Risk Adjusted Discount Factor	10.6% - 20.5%	12.3%
Private Loan debt investments	228,789	Discounted Cash Flows	Expected Principal Recovery	2.9% - 100.0%	99.7%
			Risk Adjusted Discount Factor	4.5% - 28.3%	7.9%
	77,981	Market Approach	Third Party Quotes	92.0% - 102.0%	98.8%
Private Loan equity investments	8,612	Market Approach/Enterprise Value	EBITDA Multiples (1)	5.0x - 9.5x	8.0x
		Discounted Cash Flows	WACC	9.9% - 14.0%	11.8%
Middle Market debt investments	545,217	Market Approach	Third Party Quotes	29.0% - 106.0%	96.1%
Middle Market equity investments	4,575	Market Approach	Third Party Quotes	$1.6 - $345.0	$322.2
		Discounted Cash Flow	WACC	15.3% - 15.3%	15.3%
		Market Approach/ Enterprise Value	EBITDA Multiples (1)	5.5x - 5.5x	5.5x
Other Portfolio investments (3)	48,608	Market Approach	NAV (1)	86.1% - 102.1%	100.3%
	$1,049,439
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

The following table provides a summary of changes in fair value of the Company’s Level 3 portfolio investments for the year ended December 31, 2017 (dollars in thousands):

Type of Investment	January 1, 2017 Fair Value	PIK Interest Accrual	New Investments (1)	Sales/ Repayments	Net Change in Unrealized Appreciation (Depreciation) (2)	Net Realized Gain (Loss)	December 31, 2017 Fair Value
LMM Equity	$37,616	$154	$8,276	$(622)	$3,210	$(758)	$47,876
LMM Debt	78,444	120	26,985	(15,854)	(1,104)	(810)	87,781
Private Loan Equity	6,323	—	3,855	(2,917)	(1,197)	2,548	8,612
Private Loan Debt	205,034	201	210,474	(108,750)	(143)	(46)	306,770
Middle Market Debt	638,374	697	294,857	(380,250)	(3,536)	(4,925)	545,217
Middle Market Equity	5,090	83	914	(1,004)	813	(1,321)	4,575
Other Portfolio (3)	18,366	—	39,812	(10,756)	237	949	48,608
Total	$989,247	$1,255	$585,173	$(520,153)	$(1,720)	$(4,363)	$1,049,439
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
(3) Includes the Company’s investment in HMS-ORIX. (See Note 4 - Investment in HMS-ORIX SLF LLC)

The following table provides a summary of changes in fair value of the Company’s Level 3 portfolio investments for the year ended December 31, 2016 (dollars in thousands):

Type of Investment	January 1, 2016 Fair Value	PIK Interest Accrual	New Investments (1)	Sales/ Repayments	Net Change in Unrealized Appreciation (Depreciation)(2)	Net Realized Gain (Loss)	December 31, 2016 Fair Value
LMM Equity	$24,165	$(72)	$9,264	$—	$4,259	$—	$37,616
LMM Debt	61,295	200	24,343	(7,715)	321	—	78,444
Private Loan Equity	530	—	4,602	—	1,191	—	6,323
Private Loan Debt	110,558	248	164,902	(72,533)	2,156	(297)	205,034
Middle Market Debt	645,913	93	260,416	(275,787)	30,333	(22,594)	638,374
Middle Market Equity	—	—	4,653	—	437	—	5,090
Other Portfolio	10,527	—	7,985	—	(146)	—	18,366
Total	$852,988	$469	$476,165	$(356,035)	$38,551	$(22,891)	$989,247
(1) Column includes changes to investments due to the net accretion of discounts/premiums and amortization of fees.
(2) Column does not include unrealized appreciation (depreciation) on unfunded commitments.

The net change in unrealized appreciation (depreciation) for the years ended December 31, 2017, 2016 and 2015 included in the Consolidated Statement of Operations that related to Level 3 assets still held as of December 31, 2017, 2016 and 2015 was approximately $0.4 million, $17.1 million and $(41.4) million, respectively. For the years ended December 31, 2017 and 2016, there were no transfers between Level 2 and Level 3 portfolio investments.

Portfolio Investment Composition

The composition of the Company’s investments as of December 31, 2017, at cost and fair value, was as follows (dollars in thousands):

	Investments at Cost	Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First lien secured debt investments	$856,582	80.5%	$830,460	79.1%
Second lien secured debt investments	97,691	9.2	97,940	9.3
Unsecured debt investments	11,194	1.0	11,368	1.1
Equity investments (1)	96,850	9.1	107,597	10.3
Equity warrants	2,012	0.2	2,074	0.2
Total	$1,064,329	100.0%	$1,049,439	100.0%
(1) Includes the Company’s investment in HMS-ORIX. (See Note 4 - Investment in HMS-ORIX SLF LLC)

The composition of the Company’s investments as of December 31, 2016, at cost and fair value, was as follows (dollars in thousands):

	Investments at Cost	Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First lien secured debt investments	$809,280	80.7%	$791,126	80.0%
Second lien secured debt investments	117,339	11.7	114,652	11.6
Unsecured debt investments	16,126	1.6	16,074	1.6
Equity investments	56,974	5.7	63,569	6.4
Equity warrants	2,676	0.3	3,826	0.4
Total	$1,002,395	100.0%	$989,247	100.0%

The composition of the Company’s investments by geographic region as of December 31, 2017, at cost and fair value, was as follows (dollars in thousands) (since the Other Portfolio investments do not represent a single geographic region, this information excludes Other Portfolio investments):

	Investments at Cost	Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Northeast	$155,908	15.4%	$154,098	15.4%
Southeast	180,946	17.8	188,290	18.8
West	190,615	18.8	177,422	17.7
Southwest	193,219	19.0	190,926	19.1
Midwest	250,005	24.6	244,331	24.4
Non-United States	44,987	4.4	45,764	4.6
Total	$1,015,680	100.0%	$1,000,831	100.0%

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

The composition of the Company’s total investments by industry as of December 31, 2017 and December 31, 2016, at cost and fair value was as follows (since the Other Portfolio investments do not represent a single industry, this information excludes Other Portfolio investments):

	Cost		Fair Value
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Commercial Services and Supplies	7.9%	9.1%	7.7%	9.2%
Hotels, Restaurants, and Leisure	6.2	8.0	6.3	8.1
Construction and Engineering	5.4	4.6	5.5	4.8
Diversified Telecommunication Services	5.3	3.1	5.3	3.0
Aerospace and Defense	4.8	1.9	4.9	1.8
IT Services	4.6	4.6	4.6	4.7
Communications Equipment	4.3	4.7	4.5	4.9
Media	4.0	7.7	3.9	7.6
Diversified Consumer Services	3.6	2.8	3.7	2.7
Energy Equipment and Services	3.5	3.7	3.2	2.8
Professional Services	3.5	1.0	3.6	1.0
Machinery	3.5	1.5	4.0	1.9
Internet Software and Services	3.3	5.1	3.3	5.2
Distributors	3.1	1.6	3.2	1.7
Leisure Equipment and Products	3.0	0.8	3.1	0.8
Specialty Retail	2.9	3.9	2.0	3.3
Auto Components	2.7	3.1	2.4	3.2
Food Products	2.6	2.7	2.6	2.5
Oil, Gas, and Consumable Fuels	2.4	0.9	2.5	0.9
Computers and Peripherals	2.3	1.0	2.6	1.1
Health Care Equipment and Supplies	2.0	2.2	2.1	2.3
Internet and Catalog Retail	1.9	1.4	1.6	1.2
Household Durables	1.6	—	1.6	—
Health Care Providers and Services	1.5	2.2	1.6	2.4
Construction Materials	1.5	1.0	1.6	1.1
Diversified Financial Services	1.3	1.9	1.2	1.9
Trading Companies and Distributors	1.2	1.0	1.3	1.0
Capital Markets	1.1	1.2	1.1	1.2
Food & Staples Retailing	1.0	1.4	1.0	1.5
Personal Products	1.0	0.8	1.0	0.8
Healthcare Technology	0.9	1.3	0.6	1.3
Marine	0.8	0.9	0.8	0.9
Tobacco	0.8	1.1	0.9	1.1
Electronic Equipment, Instruments & Components	0.7	3.7	0.7	3.7
Electrical Equipment	0.7	0.9	0.7	1.0
Building Products	0.5	0.6	0.6	0.6
Road & Rail	0.5	—	0.5	—
Software	0.5	2.6	0.6	2.7
Textiles, Apparel & Luxury Goods	0.4	0.5	0.3	0.4
Publishing	0.4	0.3	0.4	0.3
Pharmaceuticals	0.3	1.2	0.2	1.2
Air Freight & Logistics	0.3	0.3	0.4	0.4
Airlines	0.2	0.2	0.2	0.2
Consumer Finance	—	0.3	0.1	0.4
Containers and Packaging	—	0.3	—	0.3
Chemicals	—	0.2	—	0.2
Oil and Gas Exploration and Production	—	0.1	—	0.1
Insurance	—	0.6	—	0.6
Total	100.0%	100.0%	100.0%	100.0%

Note 4 — Investment in HMS-ORIX SLF LLC

On April 4, 2017, the Company and ORIX Funds Corp. (“Orix”) entered into a limited liability company agreement to co-manage HMS-ORIX SLF LLC (“HMS-ORIX”), which invests primarily in broadly-syndicated loans. Pursuant to the terms of the limited liability agreement and through representation on the HMS-ORIX Board of Managers, the Company and Orix each have 50% voting control of HMS-ORIX and together will agree on all portfolio and investment decisions as well as all other significant actions for HMS-ORIX. The Company does not operationally control HMS-ORIX and, accordingly, does not consolidate the operations of HMS-ORIX within the consolidated financial statements. As of December 31, 2017, the Company and Orix have committed to provide, and have funded, an aggregate of $50.0 million of equity to HMS-ORIX, with the Company providing $30.0 million (60% of the equity) and Orix providing $20.0 million (40% of the equity).

As of December 31, 2017, HMS-ORIX had total assets of $142.9 million and HMS-ORIX’s portfolio consisted of 74 broadly-syndicated loans, all of which were secured by first-priority liens, generally in industries similar to those in which the Company may directly invest. As of December 31, 2017, there were no loans in HMS-ORIX’s portfolio that were on non-accrual status.

On April 5, 2017, HMS-ORIX closed on a $100.0 million credit facility with Bank of America, N.A. The facility has a maturity date of April 5, 2020 and borrowings under the facility bear interest at a rate equal to LIBOR plus 1.65% per annum. As of December 31, 2017, $86.5 million was outstanding under this facility. Borrowings under the facility are secured by substantially all of the assets of HMS-ORIX.

The following table presents a summary of HMS-ORIX’s portfolio as of December 31, 2017 (dollars in thousands):

As of December 31, 2017

Total debt investments (1)	$138,908
Weighted average effective yield on loans(2)	4.95%
Largest loan to a single borrower(1)	$3,496
Total of 10 largest loans to borrowers(1)	$30,790
(1) At principal amount.
(2) Weighted average effective annual yield is calculated based on the investments at the end of each period and includes accretion of original issue discounts and amortization of premiums, and the amortization of fees received in connection with transactions.

The following table presents a listing of HMS-ORIX’s individual loans as of December 31, 2017:

HMS-ORIX
Loan Portfolio
As of December 31, 2017
(dollars in thousands)
Portfolio Company	Industry	Type of Investment	Principal	Cost	Fair Value

Acosta, Inc.	Commercial Services and Supplies	LIBOR (1 month) + 3.25%, Current Coupon 4.82%, Secured Debt (Maturity - September 26, 2021)	$2,000	$1,881	$1,766
Acrisure, LLC	Insurance	LIBOR (2 months) + 4.25%, Current Coupon 5.65%, Secured Debt (Maturity - November 22, 2023)	2,115	2,122	2,139
Advantage Sales & Marketing Inc.	Commercial Services and Supplies	LIBOR (1 month) + 3.25%, Current Coupon 4.63%, Secured Debt (Maturity - July 23, 2021)	1,990	1,938	1,945
Air Medical Group Holdings Inc	Health Care Providers & Services	LIBOR (6 months) + 4.00%, Current Coupon 5.67%, Secured Debt (Maturity - April 28, 2022)	1,990	1,981	1,993
Albany Molecular Research, Inc.	Life Sciences Tools & Services	LIBOR (1 month) + 3.25%, Current Coupon 4.82%, Secured Debt (Maturity - August 28, 2024)	100	100	99
Alphabet Holding Company, Inc.	Food Products	LIBOR (1 month) + 3.50%, Current Coupon 5.07%, Secured Debt (Maturity - September 26, 2024)	1,995	1,985	1,935

HMS-ORIX
Loan Portfolio
As of December 31, 2017
(dollars in thousands)
Portfolio Company	Industry	Type of Investment	Principal	Cost	Fair Value

American Seafoods Group LLC	Food Products	Prime + 2.25%, Current Coupon 6.75%, Secured Debt (Maturity - August 21, 2023)	$1,500	$1,493	$1,513
Ancestry.com Operations Inc.	Internet Software & Services	LIBOR (1 month) + 3.25%, Current Coupon 4.66%, Secured Debt (Maturity - October 19, 2023)	1,995	2,013	2,007
Arch Coal, Inc.	Metals & Mining	LIBOR (1 month) + 3.25%, Current Coupon 4.82%, Secured Debt (Maturity - March 7, 2024)	1,985	1,992	2,004
AshCo, Inc.	Specialty Retail	LIBOR (3 months) + 5.00%, Current Coupon 6.57%, Secured Debt (Maturity - September 25, 2024)	1,995	1,951	1,993
Asurion, LLC	Insurance	LIBOR (1 month) + 3.00%, Current Coupon 4.57%, Secured Debt (Maturity - November 3, 2023)	1,312	1,312	1,320
Atkore International, Inc.	Electric Equipment, Instruments & Components	LIBOR (3 months) + 3.00%, Current Coupon 4.70%, Secured Debt (Maturity - December 22, 2023)	2,977	3,005	2,999
BCP Renaissance Parent L.L.C.	Oil, Gas & Consumable Fuels	LIBOR (3 months) + 4.00%, Current Coupon 5.38%, Secured Debt (Maturity - October 31, 2024)	600	602	608
BMC Software Finance, Inc.	Software	LIBOR (1 month) + 3.25%, Current Coupon 4.82%, Secured Debt (Maturity - September 12, 2022)	3,156	3,181	3,163
Builders FirstSource, Inc.	Building Products	LIBOR (1 month) + 3.00%, Current Coupon 4.69%, Secured Debt (Maturity - February 29, 2024)	2,977	2,974	2,993
Calpine Corporation	Independent Power and Renewable Electricity Producers	LIBOR (3 months) + 2.50%, Current Coupon 4.20%, Secured Debt (Maturity - January 15, 2023)	1,990	1,997	1,991
CHS/Community Health Systems, Inc.	Health Care Providers & Services	LIBOR (3 months) + 3.00%, Current Coupon 4.48%, Secured Debt (Maturity - January 27, 2021)	1,613	1,608	1,543
ClubCorp Holdings, Inc.	Real Estate Management & Development	LIBOR (3 months) + 3.25%, Current Coupon 4.94%, Secured Debt (Maturity - September 18, 2024)	1,959	1,949	1,969
Colorado Buyer Inc	Technology Hardware, Storage & Peripherals	LIBOR (3 months) + 3.00%, Current Coupon 4.38%, Secured Debt (Maturity - May 1, 2024)	2,985	2,995	3,008
Confie Seguros Holding II Co.	Insurance	LIBOR (1 month) + 5.25%, Current Coupon 6.73%, Secured Debt (Maturity - April 19, 2022)	1,985	1,992	1,987
CPI International, Inc.	Aerospace & Defense	LIBOR (1 month) + 3.50%, Current Coupon 5.07%, Secured Debt (Maturity - July 26, 2024)	1,995	1,995	2,011
Diamond Resorts International, Inc.	Hotels, Restaurants & Leisure	LIBOR (1 month) + 4.50%, Current Coupon 6.07%, Secured Debt (Maturity - September 1, 2023)	2,152	2,179	2,173
Duff & Phelps Corporation	Diversified Financial Services	LIBOR (3 months) + 3.25%, Current Coupon 4.94%, Secured Debt (Maturity - October 15, 2024)	491	494	493
		LIBOR (3 months) + 3.25%, Current Coupon 4.63%, Secured Debt (Maturity - December 4, 2024)	2,728	2,724	2,737
			3,219	3,218	3,230
EFS Cogen Holdings I LLC	Electric Utilities	LIBOR (3 months) + 3.25%, Current Coupon 4.95%, Secured Debt (Maturity - June 28, 2023)	1,904	1,917	1,925
Encapsys LLC	Chemicals	LIBOR (1 month) + 3.25%, Current Coupon 4.82%, Secured Debt (Maturity - November 7, 2024)	1,000	1,001	1,006

HMS-ORIX
Loan Portfolio
As of December 31, 2017
(dollars in thousands)
Portfolio Company	Industry	Type of Investment	Principal	Cost	Fair Value

Endo Luxembourg Finance Company I S.a.r.l.	Pharmaceuticals	LIBOR (1 month) + 4.25%, Current Coupon 5.88%, Secured Debt (Maturity - April 29, 2024)	$1,990	$2,009	$2,005
Envision Healthcare Corporation	Health Care Providers & Services	LIBOR (1 month) + 3.00%, Current Coupon 4.57%, Secured Debt (Maturity - December 1, 2023)	2,481	2,481	2,491
Everi Payments Inc.	Leisure Products	LIBOR (3 months) + 3.50%, Current Coupon 4.98%, Secured Debt (Maturity - May 9, 2024)	1,990	1,983	2,013
Exgen Renewables IV, LLC	Electrical Production	LIBOR (3 months) + 3.00%, Current Coupon 4.47%, Secured Debt (Maturity - November 29, 2024)	300	299	304
First American Payment Systems, L.P.	Diversified Financial Services	LIBOR (1 month) + 5.75%, Current Coupon 7.14%, Secured Debt (Maturity - January 5, 2024)	952	963	958
Fitness International, LLC	Hotels, Restaurants & Leisure	LIBOR (1 month) + 3.50%, Current Coupon 5.19%, Secured Debt (Maturity - July 1, 2020)	1,735	1,757	1,760
Flex Acquisition Company Inc	Containers & Packaging	LIBOR (3 months) + 3.00%, Current Coupon 4.34%, Secured Debt (Maturity - December 29, 2023)	1,995	2,004	2,008
Flexera Software LLC	Software	LIBOR (1 month) + 3.50%, Current Coupon 4.83%, Secured Debt (Maturity - April 2, 2020)	1,995	2,013	2,008
Gardner Denver, Inc.	Machinery	LIBOR (1 month) + 2.75%, Current Coupon 4.44%, Secured Debt (Maturity - July 30, 2024)	1,995	2,005	2,004
Golden Nugget, Inc.	Hotels, Restaurants & Leisure	LIBOR (1 month) + 3.25%, Current Coupon 4.66%, Secured Debt (Maturity - October 4, 2023)	1,990	1,990	2,008
Greatbatch Ltd.	Health Care Equipment & Supplies	LIBOR (1 month) + 3.25%, Current Coupon 4.66%, Secured Debt (Maturity - October 27, 2022)	2,763	2,780	2,788
GYP Holdings III Corp.	Trading Companies & Distributors	LIBOR (1 month) + 3.00%, Current Coupon 4.38%, Secured Debt (Maturity - March 31, 2023)	3,483	3,506	3,502
Harbor Freight Tools USA, Inc.	Specialty Retail	LIBOR (1 month) + 3.25%, Current Coupon 4.82%, Secured Debt (Maturity - August 18, 2023)	1,980	1,987	1,996
HD Supply Waterworks, Ltd.	Trading Companies & Distributors	LIBOR (6 months) + 3.00%, Current Coupon 4.46%, Secured Debt (Maturity - August 1, 2024)	140	140	141
Horizon Pharma, Inc.	Pharmaceuticals	LIBOR (1 month) + 3.25%, Current Coupon 4.75%, Secured Debt (Maturity - March 29, 2024)	1,990	2,009	2,001
IG Investments Holdings, LLC	Professional Services	LIBOR (1 month) + 3.50%, Current Coupon 5.19%, Secured Debt (Maturity - October 29, 2021)	1,990	2,002	1,992
Jackson Hewitt Tax Service Inc.	Diversified Financial Services	LIBOR (1 month) + 7.00%, Current Coupon 8.38%, Secured Debt (Maturity - July 30, 2020)	1,939	1,868	1,922
KMG Chemicals, Inc.	Chemicals	LIBOR (1 month) + 2.75%, Current Coupon 4.32%, Secured Debt (Maturity - June 17, 2024)	863	859	868
KUEHG Corp.	Educational Services	LIBOR (1 month) + 3.75%, Current Coupon 5.44%, Secured Debt (Maturity - August 12, 2022)	2,482	2,489	2,493
LANDesk Group, Inc.	Software	LIBOR (1 month) + 4.25%, Current Coupon 5.82%, Secured Debt (Maturity - January 22, 2024)	993	999	947
Learfield Communications LLC	Media	LIBOR (1 month) + 3.25%, Current Coupon 4.82%, Secured Debt (Maturity - December 1, 2023)	1,990	2,009	2,007

HMS-ORIX
Loan Portfolio
As of December 31, 2017
(dollars in thousands)
Portfolio Company	Industry	Type of Investment	Principal	Cost	Fair Value

MA FinanceCo., LLC	Electric Equipment, Instruments & Components	LIBOR (1 month) + 2.75%, Current Coupon 4.32%, Secured Debt (Maturity - June 21, 2024)	$387	$387	$388
Mohegan Tribal Gaming Authority	Hotels, Restaurants & Leisure	LIBOR (1 month) + 4.00%, Current Coupon 5.57%, Secured Debt (Maturity - October 13, 2023)	1,985	2,003	2,006
MPH Acquisition Holdings LLC	Health Care Technology	LIBOR (3 months) + 3.00%, Current Coupon 4.69%, Secured Debt (Maturity - June 7, 2023)	2,896	2,935	2,905
NAB Holdings, LLC	IT Services	LIBOR (3 months) + 3.25%, Current Coupon 4.82%, Secured Debt (Maturity - July 1, 2024)	1,990	1,981	2,000
Ortho-Clinical Diagnostics, Inc	Life Sciences Tools & Services	LIBOR (1 month) + 3.75%, Current Coupon 5.44%, Secured Debt (Maturity - June 30, 2021)	1,985	1,980	1,992
PODS, LLC	Transportation & Logistics	LIBOR (1 month) + 3.00%, Current Coupon 4.40%, Secured Debt (Maturity - December 6, 2024)	1,995	1,994	2,010
Rackspace Hosting, Inc.	Electric Equipment, Instruments & Components	LIBOR (3 months) + 3.00%, Current Coupon 4.38%, Secured Debt (Maturity - November 3, 2023)	3,284	3,309	3,286
Radiate Holdco, LLC	Media	LIBOR (3 months) + 3.00%, Current Coupon 4.38%, Secured Debt (Maturity - February 1, 2024)	2,570	2,544	2,547
Red Ventures, LLC	Direct Marketing Services	LIBOR (1 month) + 4.00%, Current Coupon 5.57%, Secured Debt (Maturity - November 8, 2024)	1,995	1,981	1,996
Scientific Games International, Inc.	Leisure Products	LIBOR (1 month) + 3.25%, Current Coupon 4.67%, Secured Debt (Maturity - August 14, 2024)	399	401	403
Seattle Spin Co.	Electric Equipment, Instruments & Components	LIBOR (3 months) + 2.75%, Current Coupon 4.32%, Secured Debt (Maturity - June 21, 2024)	2,613	2,616	2,618
SeaWorld Parks & Entertainment, Inc.	Hotels, Restaurants & Leisure	LIBOR (3 months) + 3.00%, Current Coupon 4.69%, Secured Debt (Maturity - April 1, 2024)	1,985	1,987	1,966
Signode Industrial Group US Inc.	Machinery	LIBOR (1 month) + 2.75%, Current Coupon 4.32%, Secured Debt (Maturity - April 30, 2021)	2,773	2,792	2,785
Staples, Inc.	Distributors	LIBOR (3 months) + 4.00%, Current Coupon 5.49%, Secured Debt (Maturity - September 12, 2024)	2,000	1,995	1,965
Telenet Financing USD LLC	Diversified Telecommunications Services	LIBOR (1 month) + 2.50%, Current Coupon 3.92%, Secured Debt (Maturity - March 2, 2026)	1,655	1,655	1,663
Transdigm, Inc.	Aerospace & Defense	LIBOR (1 month) + 2.75%, Current Coupon 4.32%, Secured Debt (Maturity - June 9, 2023)	1,985	1,992	1,990
		LIBOR (1 month) + 3.00%, Current Coupon 4.57%, Secured Debt (Maturity - August 22, 2024)	1,000	998	1,006
			2,985	2,990	2,996
Travelport Finance (Luxembourg) S.A.R.L.	Internet Software & Services	LIBOR (3 months) + 2.75%, Current Coupon 4.17%, Secured Debt (Maturity - September 2, 2021)	1,901	1,901	1,903
Traverse Midstream Partners LLC	Oil, Gas & Consumable Fuels	LIBOR (3 months) + 4.00%, Current Coupon 5.85%, Secured Debt (Maturity - September 27, 2024)	781	784	793
UFC Holdings, LLC	Media	LIBOR (3 months) + 3.25%, Current Coupon 4.81%, Secured Debt (Maturity - August 18, 2023)	1,990	2,002	2,003

HMS-ORIX
Loan Portfolio
As of December 31, 2017
(dollars in thousands)
Portfolio Company	Industry	Type of Investment	Principal	Cost	Fair Value

Ultra Resources, Inc.	Oil, Gas & Consumable Fuels	LIBOR (1 month) + 3.00%, Current Coupon 4.41%, Secured Debt (Maturity - April 12, 2024)	$2,000	$2,002	$2,002
Utz Quality Foods, LLC	Commercial Services and Supplies	LIBOR (1 month) + 3.50%, Current Coupon 5.01%, Secured Debt (Maturity - November 21, 2024)	1,600	1,599	1,616
Valeant Pharmaceuticals International, Inc.	Pharmaceuticals	LIBOR (1 month) + 3.50%, Current Coupon 4.94%, Secured Debt (Maturity - April 1, 2022)	1,546	1,553	1,570
Vertiv Group Corporation	Electrical Equipment	LIBOR (3 months) + 4.00%, Current Coupon 5.35%, Secured Debt (Maturity - November 30, 2023)	1,555	1,569	1,556
Vistra Operations Company LLC	Electric Utilities	LIBOR (2 months) + 2.75%, Current Coupon 4.08%, Secured Debt (Maturity - December 14, 2023)	1,985	1,996	2,001
West Corporation	Diversified Telecommunications Services	LIBOR (1 month) + 4.00%, Current Coupon 5.35%, Secured Debt (Maturity - October 10, 2024)	1,032	1,022	1,036
WideOpenWest Finance, LLC	Diversified Telecommunications Services	LIBOR (1 month) + 3.25%, Current Coupon 4.75%, Secured Debt (Maturity - August 18, 2023)	3,496	3,506	3,470
Total Loan Portfolio				$139,017	$139,012

For the period from inception (April 4, 2017) to December 31, 2017, the Company received $450,000 of dividend income from its investment in HMS-ORIX.

The following tables show the financial information for HMS-ORIX:

HMS-ORIX SLF LLC
Balance Sheet (Unaudited)
(dollars in thousands)
As of December 31, 2017
Assets
Portfolio investments at fair value (amortized cost: $139,017)	$139,012
Cash and cash equivalents	2,681
Interest receivable	306
Deferred financing costs, net	890
Other assets	15
Total assets	$142,904

Liabilities
Credit facilities payable	$86,500
Payable for securities purchased	5,268
Accounts payable and accrued expenses	64
Total liabilities	91,832

Net assets
Members’ equity	51,072
Total net assets	51,072
Total liabilities and net assets	$142,904

HMS-ORIX SLF LLC
Statement of Operations (Unaudited)
(dollars in thousands)
Period from inception (April 4, 2017) to December 31, 2017

Investment income
Interest income	$3,730
Dividend income	—
Fee income	—
Other income	—
Total investment income	3,730
Expenses
Interest expense	1,720
Other expenses	34
General and administrative expenses	64
Total expenses	1,818
Net investment income	1,912
Net realized (loss) from investments	(85)
Net realized income	1,827
Net change in unrealized (depreciation) on investments	(5)
Net increase in net assets resulting from operations	$1,822

Note 5 — Unconsolidated Significant Subsidiaries

In accordance with Rules 3-09 and 4-08(g) of Regulation S-X, the Company must determine which of its unconsolidated controlled portfolio companies, if any, are considered "significant subsidiaries." After performing this analysis, the Company determined that GRT Rubber Technologies, LLC (“GRT”) is a significant subsidiary for the year ended December 31, 2015, under at least one of the significance conditions of Rule 4-08(g) of Regulation S-X.  The Company had no “significant subsidiaries” under Rule 3-09 for the years ended December 31, 2017, 2016 and 2015, and under Rule 4-08(g) of Regulation S-X for the years ended December 31, 2017 and 2016.

The following tables show the summarized financial information for GRT (dollars in thousands):

	As of December 31,
	2017	2016
Balance Sheet Data
Current assets	$8,375	$8,326
Noncurrent assets	28,312	32,107
Current liabilities	3,577	2,941
Non Current liabilities	16,067	18,563

	For the Twelve Months Ended December 31,
	2017	2016	2015
Summary of Operations
Total revenue	$31,165	$26,140	$29,838
Gross profit	6,737	6,330	6,943
Income from operations	2,329	2,154	2,900
Net income (loss)	(103)	(270)	86

Note 6 — Borrowings

On March 11, 2014, the Company entered into a senior secured revolving credit agreement with Capital One, National Association (as amended from time to time, the “Capital One Credit Facility”) with Capital One, National Association (“Capital One”), as administrative agent, and other financial institutions as lenders (together with Capital One, the “Lenders”). On March 6, 2017, the Capital One Credit Facility was amended and restated to, among other things, (i) extend the maturity date to March 6, 2020, (ii) reduce revolver commitments to $95.0 million and (iii) assign Capital One’s role as administrative agent to EverBank Commercial Finance, Inc. (“EverBank”). On October 19, 2017, the Company amended the EverBank Credit Facility to increase the revolver commitments to $120.0 million. Borrowings under the EverBank Credit Facility bear interest, subject to the Company’s election, on a per annum basis equal to (i) the adjusted London Interbank Offered Rate (“LIBOR”) rate plus 2.75% or (ii) the base rate plus 1.75%. The base rate is defined as the higher of (a) the prime rate, (b) the Federal Funds Rate (as defined in the credit agreement) plus 0.50% or (c) the adjusted LIBOR rate plus 1.00%. The adjusted LIBOR rate is defined in the credit agreement for the EverBank Credit Facility as the one-month LIBOR rate plus such amount as adjusted for statutory reserve requirements for Eurocurrency liabilities. As of December 31, 2017, the one-month LIBOR rate was 1.57%. The Company pays an annual unused commitment fee of 0.30% on the unused revolver commitments if more than 50% of the revolver commitments are being used and an annual unused commitment fee of 0.625% on the unused revolver commitments if less than 50% of the revolver commitments are being used.

The EverBank Credit Facility permits the creation of certain “Structured Subsidiaries,” which are not guarantors under the EverBank Credit Facility and which are permitted to incur debt outside of the EverBank Credit Facility. Borrowings under the EverBank Credit Facility are secured by all of the Company’s assets, other than the assets of Structured Subsidiaries, as well as all of the assets, and a pledge of equity ownership interests, of any future subsidiaries of the Company (other than Structured Subsidiaries). The credit agreement for the EverBank Credit Facility contains affirmative and negative covenants usual and customary for credit facilities of this nature, including: (i) maintaining a minimum interest coverage ratio of at least 2.00 to 1.00; (ii) maintaining an asset coverage ratio of at least 2.10 to 1.00; and (iii) maintaining a minimum consolidated tangible net worth, excluding Structured Subsidiaries, of at least the greater of (a) the aggregate amount of the revolver commitments or (b) $50.0 million. Further, the EverBank Credit Facility contains limitations on incurrence of other indebtedness (other than by the Structured Subsidiaries), limitations on industry concentration, and an anti-hoarding provision to protect the collateral under the EverBank Credit Facility. Additionally, the Company must provide information to EverBank on a regular basis, preserve its corporate existence, comply with applicable laws, including the 1940 Act, pay obligations when they become due, and invest the proceeds of the sales of common stock in accordance with its investment objectives and strategies (as set forth in the EverBank Credit Facility). Further, the credit agreement contains usual and customary default provisions including: (i) a default in the payment of interest and principal; (ii) insolvency or bankruptcy of the Company; (iii) a material adverse change in the Company’s business; or (iv) breach of any covenant, representation or warranty in the loan agreement or other credit documents and failure to cure such breach within defined periods. Additionally, the EverBank Credit Facility requires the Company to obtain written approval from the administrative agent prior to entering into any material amendment, waiver or other modification of any provision of the Investment Advisory Agreement. As of December 31, 2017, the Company was not aware of any instances of noncompliance with covenants related to the EverBank Credit Facility.

On June 2, 2014, HMS Funding I LLC (“HMS Funding”), entered into a credit agreement (the “Deutsche Bank Credit Facility”) among HMS Funding, as borrower, the Company, as equityholder and as servicer, Deutsche Bank AG, New York Branch (“Deutsche Bank”), as administrative agent, the financial institutions party thereto as lenders (together with Deutsche Bank, the “HMS Funding Lenders”), and U.S. Bank National Association, as collateral agent and collateral custodian. The Deutsche Bank Credit Facility was amended and restated on May 18, 2015 and subsequently has been amended on multiple occasions, most recently on November 20, 2017 to among other things, (i) reduce the interest rate from the sum of the index plus an applicable margin of 2.50% to the sum of the index plus an applicable margin of 2.35%, (ii) extend the maturity date of such facility to November 20, 2022, (iii) increase revolver commitments thereunder by the amount of $50.0 million (from $400.0 million to $450.0 million) and (iv) establish a maximum borrowing capacity thereunder of $550.0 million. The Company contributes certain assets to HMS Funding from time to time, as permitted under the EverBank Credit Facility, as collateral to secure the Deutsche Bank Credit Facility.

Under the Deutsche Bank Credit Facility, interest is calculated as the sum of the index plus the applicable margin of 2.35%. The index will be equal to one-month LIBOR, or, in the event that LIBOR is not reasonably available, the higher of Deutsche Bank’s base commercial lending rate and the interest rate equal to 0.5% above the federal funds rate. As of December 31, 2017, the one-month LIBOR rate was 1.6%. The Deutsche Bank Credit Facility provides for a revolving period until November 20, 2020, unless otherwise extended with the consent of the HMS Funding Lenders. The amortization period begins the day after the last day of the revolving period and ends on November 20, 2022, the maturity date. During the amortization period, the applicable margin will increase by 0.25%. During the revolving period, HMS Funding will pay a utilization fee equal to 2.50% of the undrawn amount of the required utilization, which is 75% of the loan commitment amount. HMS Funding will incur an undrawn fee equal to 0.40% per annum of the difference between the aggregate commitments and the outstanding advances under the facility, provided that the undrawn fee relating to any utilization shortfall will not be payable to the extent that the utilization fee relating to such utilization shortfall is incurred. Additionally, per the terms of a fee letter executed on November 20, 2017, HMS Funding pays Deutsche Bank an administrative agent fee of 0.25% of the aggregate revolver commitments.

HMS Funding’s obligations under the Deutsche Bank Credit Facility are secured by a first priority security interest in its assets, including all of the present and future property and assets of HMS Funding. The Deutsche Bank Credit Facility contains affirmative and negative covenants usual and customary for credit facilities of this nature, including maintaining a positive tangible net worth, limitations on industry concentration and complying with all applicable laws. The Deutsche Bank Credit Facility contains usual and customary default provisions including: (i) a default in the payment of interest and principal; (ii) insolvency or bankruptcy of the Company; (iii) the occurrence of a change of control; or (iv) any uncured breach of a covenant, representation or warranty in the Deutsche Bank Credit Facility. As of December 31, 2017, the Company was not aware of any instances of noncompliance with covenants related to the Deutsche Bank Credit Facility.

As of December 31, 2017, the Company had borrowings of $82.0 million outstanding on the EverBank Credit Facility, and had borrowings of $348.0 million outstanding on the Deutsche Bank Credit Facility, both of which the Company estimated approximated fair value.

A summary of the Company’s significant contractual payment obligations for the repayment of outstanding borrowings at December 31, 2017 is as follows:

	Payments Due By Period (dollars in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
EverBank Credit Facility (1)	$82,000	$—	$82,000	$—	$—
Deutsche Bank Credit Facility (2)	348,000	—	—	348,000	—
Total	$430,000	$—	$82,000	$348,000	$—

(1)
At December 31, 2017, $38.0 million remained available under the EverBank Credit Facility; however, the Company’s borrowing ability is limited to the asset coverage ratio restrictions imposed by the 1940 Act.

(2)
At December 31, 2017, $102.0 million remained available under the Deutsche Bank Credit Facility; however, the Company’s borrowing ability is limited to the asset coverage ratio restrictions imposed by the 1940 Act.

Note 7 – Financial Highlights

The following is a schedule of financial highlights of the Company for the years ended December 31, 2017, 2016, 2015, 2014 and 2013.

	Year Ended December 31,
Per Share/Unit Data:	2017	2016	2015	2014	2013
NAV at beginning of period	$8.15	$7.88	$8.40	$8.91	$8.86
Results from Operations
Net investment income (1) (2)	0.76	0.75	0.75	0.70	0.64
Net realized appreciation (depreciation) (1) (2)	(0.06)	(0.34)	(0.11)	—	0.01
Net change in unrealized appreciation (depreciation) on investments(1) (2)	(0.02)	0.56	(0.78)	(0.89)	0.16
Net increase (decrease) in net assets resulting from operations	0.68	0.97	(0.14)	(0.19)	0.81
Stockholder distributions (1) (3)
Distributions from net investment income (1) (2)	(0.70)	(0.70)	(0.70)	(0.70)	(0.69)
Distributions from realized appreciation (1) (2)	—	—	—	—	(0.01)
Net decrease in net assets resulting from stockholder distributions	(0.70)	(0.70)	(0.70)	(0.70)	(0.70)
Capital share transactions
Issuance of common stock above (below) NAV, net of offering costs (1) (4)	0.02	—	0.21	0.09	(0.06)
Net increase (decrease) in net assets resulting from capital share transactions	0.02	—	0.21	0.09	(0.06)
Other (5)	—	—	0.11	0.29	—
NAV at end of the period	$8.15	$8.15	$7.88	$8.40	$8.91
Shares/units outstanding at end of period	79,511,731	73,382,971	62,382,044	30,967,120	5,396,967
Weighted average shares/units outstanding	77,718,813	68,029,977	48,838,114	16,022,853	2,648,689

(1)	Based on weighted average number of shares of common stock outstanding for the period.

(2)	Change in net realized income and net unrealized appreciation (depreciation) on investments can change significantly from period to period.

(3)	The stockholder distributions represent the stockholder distributions declared for the period.

(4)
The continuous issuance of shares of common stock may have caused an incremental increase in NAV per share due to the sale of shares at the then prevailing public offering price in excess of NAV per share on each subscription closing date. The per share data were derived by computing (i) the sum of (A) the number of shares issued in connection with subscriptions and/or distribution reinvestment on each share transaction date times (B) the differences between the net proceeds per share and the NAV per share on each share transaction date, divided by (ii) the weighted average shares of common stock outstanding for the period.

(5)
Includes the impact of the different share amounts as a result of calculating certain per share data based on the weighted average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(dollars in thousands)
NAV at end of period	$647,789	$597,833	$491,652	$260,063	$48,077
Average net assets	$629,775	$535,175	$400,045	$142,603	$24,864
Average Credit Facilities borrowings	$427,200	$396,000	$304,973	$89,846	$9,660

Ratios to average net assets:
Ratio of total expenses to average net assets (1)	7.14%	7.12%	7.23%	5.62%	4.24%
Ratio of net investment income to average net assets	9.32%	9.81%	9.12%	7.85%	6.86%
Portfolio turnover ratio	50.66%	39.01%	24.23%	38.39%	49.37%
Total return (2)	8.59%	12.31%	2.14%	2.13%	8.47%

(1)
For the years ended December 31, 2017 and December 31, 2016, the Adviser did not waive base management fees but waived subordinated incentive fees of approximately $3.0 million and $1.7 million, respectively, and internal administrative services expenses of approximately $3.0 million and $2.3 million, respectively. The ratio is calculated by reducing the expenses to reflect the waiver of expenses and reimbursement of internal administrative services and to reflect the reduction of expenses for expense support provided by the Adviser in both periods presented. Excluding interest expense, the ratio of total expenses to average net assets for the years ended December 31, 2017, 2016, 2015, 2014 and 2013 was 4.23%, 4.25%, 4.44%, 3.29% and 2.55%, respectively. See Note 11 — Related Party Transactions and Arrangements.

(2)
Total return is calculated on the change in NAV per share and stockholder distributions declared per share over the reporting period. The total return does not reflect the sales load from the sale of the Company’s common stock.

Note 8 – Stockholder Distributions

The following table reflects the cash distributions per share that the Company declared on its common stock during the years ended December 31, 2017, 2016 and 2015 (dollars in thousands except per share amounts).

	Distributions
For the Period Ended	Per Share	Amount
2017
Three months ended December 31, 2017	$0.18	$14,144
Three months ended September 30, 2017	0.17	13,910
Three months ended June 30, 2017	0.18	13,438
Three months ended March 31, 2017	0.17	12,922
2016
Three months ended December 31, 2016	0.18	12,767
Three months ended September 30, 2016	0.17	12,307
Three months ended June 30, 2016	0.18	11,650
Three months ended March 31, 2016	0.17	11,037
2015
Three months ended December 31, 2015	0.18	10,564
Three months ended September 30, 2015	0.17	9,373
Three months ended June 30, 2015	0.18	7,998
Three months ended March 31, 2015	0.17	6,260

On December 14, 2017, with the authorization of the Company’s board of directors, the Company declared distributions to its stockholders for the period of January 2018 through March 2018. These distributions have been, or will be, calculated based on stockholders of record each day from January 1, 2018 through March 31, 2018 in an amount equal to $0.00191781 per share, per day. Distributions are paid on the first business day following the completion of each month to which they relate.

The Company has adopted an “opt in” distribution reinvestment plan for its stockholders. As a result, if the Company makes a distribution, its stockholders will receive distributions in cash unless they specifically “opt in” to the distribution reinvestment plan so as to have their cash distributions reinvested in additional shares of the Company’s common stock.

The following table reflects the sources of the cash distributions that the Company declared and, in some instances, paid on its common stock during the years ended December 31, 2017, 2016 and 2015.

	Year Ended December 31,
	2017		2016		2015
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage	Distribution Amount	Percentage
Net realized income from operations (before waiver of incentive fees)	$51,327	94.3%	$26,689	55.9%	$28,375	83.0%
Waiver of incentive fees	3,029	5.6	1,689	3.5	2,601	7.6
Distributions in excess of net realized income from operations (1)	58	0.1	19,383	40.6	3,219	9.4
Total	$54,414	100.0%	$47,761	100.0%	$34,195	100.0%

(1)	Includes adjustments made to GAAP basis net realized income to arrive at taxable income available for distributions. See Note 9 for the sources of the Company’s cash distributions on a tax basis.

The Company may fund its cash distributions from all sources of funds legally available, including stock offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies, and fee and expense waivers from its Advisers. The Company has not established limits on the amount of funds that the Company may use from legally available sources to make distributions. The Company expects that for the foreseeable future, a portion of the distributions may be paid from sources other than net realized income from operations, which may include stock offering proceeds, borrowings, and fee and expense waivers from its Advisers. See Note 11 — Related Party Transactions and Arrangements — Advisory Agreements and Conditional Fee Waiver.

The Company’s distributions may exceed its earnings and, as a result, a portion of the distributions it makes may represent a return of capital for U.S. federal income tax purposes. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.

Note 9 – Taxable Income

The Company has elected to be treated for U.S. federal income tax purposes as a RIC. As a RIC, the Company generally will not incur corporate-level U.S. federal income taxes on net ordinary income or capital gains that the Company timely distributes each taxable year as dividends to its stockholders. To qualify as a RIC in any taxable year, the Company must, among other things, satisfy certain source-of-income and asset diversification requirements. In addition, the Company must satisfy the Annual Distribution Requirement. As a part of maintaining its RIC status, undistributed taxable income (subject to a 4% nondeductible, U.S. federal excise tax) pertaining to a given taxable year may be distributed up to 12 months subsequent to the end of that taxable year, provided such distributions are declared prior to the earlier of eight-and-one-half months after the close of that taxable year or the filing of the U.S. federal income tax return for such prior taxable year. In order to avoid the imposition of the 4% nondeductible, U.S. federal excise tax, the Company needs to satisfy the Excise Tax Avoidance Requirement. For the taxable year ended December 31, 2015, the Company distributed $3.8 million, or $0.0615 per share, of its taxable income in 2016, prior to the filing of its U.S. federal income tax return for the 2015 taxable year. As a result, the Company incurred a $119,000 excise tax for the 2015 taxable year. In 2016, the Company distributed $7.1 million, or $0.096753 per share, of our taxable income in 2017, prior to the filing of its U.S. federal income tax return for our 2016 taxable year. As a result, we were subject to a 4% nondeductible, U.S. federal excise tax liability of approximately $239,000. In 2017, the Company distributed $14.9 million, or $0.187394 per share, of our taxable income in 2018, prior to the filing of its U.S. federal income tax return for our 2017 taxable year. As a result, we were subject to a 4% nondeductible, U.S. federal excise tax liability of approximately $392,000.

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes, which provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the Company’s financial statements is the largest benefit or expense that has a greater than 50% likelihood of being realized upon its ultimate settlement with the relevant tax authority. Positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits, if any, in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. Management has analyzed the Company’s tax positions, and has concluded that there were no material uncertain income tax positions through December 31, 2017. The Company identifies its major tax jurisdiction as the United States, and the Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next 12 months. Tax returns for the 2014 through 2016 taxable years remain subject to examination by U.S. federal and most state tax authorities.

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

Listed below is a reconciliation of “Net increase (decrease) in net assets resulting from operations” to taxable income and to total distributions declared to common stockholders for the years ended December 31, 2017, 2016 and 2015 (dollars in thousands).

	Year Ended December 31,
	2017	2016	2015
Net increase (decrease) in net assets resulting from operations	$52,626	$66,584	$(6,980)
Net change in unrealized (appreciation) depreciation	1,730	(38,206)	37,956
Income tax (benefit) provision	624	336	127
Pre-tax book (income) loss not consolidated for tax purposes	3,532	21,353	5,862
Book income and tax income differences, including debt origination, structuring fees, dividends, realized gains and changes in estimates	3,669	1,093	1,024
Estimated taxable income (1)	62,181	51,160	37,989
Taxable income earned in prior year and carried forward for distribution in current year	7,238	3,839	45
Taxable income earned prior to period end and carried forward for distribution next period	(19,777)	(11,592)	(7,556)
Dividend accrued as of period end and paid-in the following period	4,772	4,354	3,717
Taxable income earned to be carried forward	(15,005)	(7,238)	(3,839)
Total distributions accrued or paid to common stockholders	$54,414	$47,761	$34,195

(1)
The Company’s taxable income for each period is an estimate and will not be finally determined until the Company files its tax return for each year. Therefore, the final taxable income, and the taxable income earned in each period and carried forward for distribution in the following period, may be different than this estimate.

The income tax expense, or benefit, and the related tax assets and liabilities generated by HMS Equity Holding and HMS Equity Holding II, if any, are reflected in the Company’s Consolidated Statement of Operations. For the years ended December 31, 2017, 2016 and 2015, the Company recognized a net income tax (benefit) provision of $624,000, $336,000 and $127,000, respectively, which was comprised of (i) deferred taxes of $3.4 million, $(5.1) million and $(4.4) million, respectively, offset by a valuation allowance of $(3.4) million, $5.1 million and $4.4 million, respectively, and (ii) other taxes of $624,000, $336,000 and $127,000, respectively. For the years ended December 31, 2017, 2016 and 2015, the other taxes included $379,000, $256,000 and $108,000, respectively, related to an accrual for excise tax on the Company’s estimated spillover taxable income and $245,000, $80,000 and $19,000, respectively, related to accruals for state and other taxes.

As of December 31, 2017, the cost basis of investments for tax purposes was $1.0 billion, with such investments having an estimated net unrealized depreciation of $14.9 million, composed of gross unrealized appreciation of $25.2 million and gross unrealized depreciation of $40.1 million. As of December 31, 2016, the cost basis of investments for tax purposes was $1.0 billion, with such investments having an estimated net unrealized depreciation of $13.2 million, composed of gross unrealized appreciation of $20.3 million and gross unrealized depreciation of $33.5 million.

The net deferred tax asset at both December 31, 2017 and December 31, 2016 was $0, primarily related to loss carryforwards, timing differences in net unrealized depreciation of portfolio investments, and basis differences of portfolio investments held by HMS Equity Holding and HMS Equity Holding II, which are “pass through” entities for tax purposes, offset by a valuation allowance. Based on HMS Equity Holding’s and HMS Equity Holding II’s short operating history, management believes it is more likely than not that there will be inadequate profits in HMS Equity Holding and HMS Equity Holding II against which the deferred tax assets can be offset. Accordingly, the Company recorded a full valuation allowance against such deferred tax assets.

The following table sets forth the significant components of net deferred tax assets and liabilities as of December 31, 2017, 2016 and 2015 (amounts in thousands):

	Year Ended December 31,
	2017	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$1,901	$2,258	$2,869
Foreign tax credit carryforwards	10	—	—
Capital loss carryforwards	5,390	8,366	—
Net unrealized depreciation of portfolio investments	—	20	2,143
Total deferred tax assets	7,301	10,644	5,012
Deferred tax liabilities:
Net basis differences in portfolio investments	(703)	(1,119)	(599)
Net unrealized appreciation of portfolio investments	(426)	—	—
Other	—	—	—
Total deferred tax liabilities	(1,129)	(1,119)	(599)
Valuation allowance	(6,172)	(9,525)	(4,413)
Total net deferred tax assets (liabilities)	$—	$—	$—

On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJA”) was signed into law. The TCJA significantly changed the U.S. federal income tax laws applicable to businesses and their owners. Technical corrections or other amendments to the TCJA or administrative guidance interpreting the TCJA may be forthcoming at any time. Under the TCJA, the corporate income tax rate is reduced to 21%, and the corporate alternative minimum tax was repealed. The reduced corporate income tax rate, which is effective for taxable years beginning after December 31, 2017, will apply to income earned by HMS Equity Holding and HMS Equity Holding II. The effect of the law change caused a reduction in the deferred tax asset, deferred tax liabilities and valuation allowance by $3.8 million. The net effect of such change is zero. The table above reflects the law change rate reduction in each of the components.

For federal income tax purposes, the net operating loss carryforwards generated prior to December 31, 2017 expire in various taxable years from 2034 through 2037 and the net capital loss carryforwards expire in taxable years 2020 and 2022. The timing and manner in which HMS Equity Holding and HMS Equity Holding II will utilize any net loss carryforwards in such taxable years, or in total, may be limited in the future under the provisions of the Code.

The difference between the Company’s reported income tax expense (benefit), including excise tax and the U.S. federal statutory rate of 35% is as follows (in thousands):

	Year Ended December 31,
	2017		2016		2015
Income tax expense (benefit) at the statutory rate	$18,638	35.00%	$23,421	35.00%	$(2,399)	35.00%
Non-taxable RIC income	(19,065)	(35.80)	(28,410)	(42.45)	(1,811)	26.42
State and local taxes	202	0.38	(44)	(0.07)	(184)	2.68
Change in federal tax rate for tax reform	3,823	7.18	—	—	—	—
Change in valuation allowance for tax reform	(3,823)	(7.18)	—	—	—	—
Change in valuation allowance from operations	470	0.88	5,113	7.64	4,413	(64.40)
Other [1]	379	0.71	256	0.38	$108	(1.58)
Effective tax rate	$624	1.17%	$336	0.50%	$127	(1.88)%
1 For the years ended December 31, 2017, 2016 and 2015, the “Other” amount represents federal excise tax.

For the years ended December 31, 2017, 2016 and 2015, respectively, the tax characteristics of distributions paid to shareholders were as follows. No portion of the distributions paid during the years ended December 31, 2017, 2016 and 2015 represented a return of capital.

	Year Ended December 31,
Tax Characteristics of Distributions	2017		2016		2015

Ordinary Income	$52,473	96.43%	$44,848	93.90%	$34,085	99.68%
Capital Gain Distributions	1,941	3.57	2,913	6.10	110	0.32
Total Distributions	$54,414	100.00%	$47,761	100.00%	$34,195	100.00%

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

Note 10 – Supplemental Cash Flow Disclosures

Listed below are the supplemental cash flow disclosures for the years ended December 31, 2017, 2016 and 2015 (dollars in thousands):

	Year Ended December 31,
Supplemental Disclosure of Cash Flow Information	2017	2016	2015
Interest Paid	$16,966	$13,560	$9,877
Taxes Paid	426	287	81

Supplemental Disclosure of Non-Cash Flow Information
Stockholder distributions declared and unpaid	4,772	4,354	3,717
Stockholder distributions reinvested	27,641	24,769	16,939
Change in unpaid deferred offering costs	(21)	1,129	1,281
Unpaid deferred financing costs	13	4	70
Unpaid sales commissions and dealer manager fees	—	86	—

Note 11 — Related Party Transactions and Arrangements

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

The Company and the Adviser may enter into an agreement pursuant to which the Adviser could pay the Company up to 100% of its operating expenses (an “Expense Support Payment”) in order to achieve a reasonable level of expenses relative to its investment income.

The Company and the Advisers entered into a conditional fee waiver agreement (as amended from time to time, the “Conditional Fee Waiver Agreement”), pursuant to which the Advisers could waive certain fees through December 31, 2015 upon the occurrence of any event that, in the Advisers’ sole discretion, causes such waivers to be deemed necessary.

The Company and the Advisers entered into conditional income incentive fee waiver agreements (the “2016-2017 Conditional Income Incentive Fee Waiver Agreements”), most recently on January 31, 2018, pursuant to which, for a period from January 1, 2016 to December 31, 2017, the Advisers could waive the “subordinated incentive fee on income,” as such term is defined in the Investment Advisory Agreement, upon the occurrence of any event that, in the Advisers’ sole discretion, causes such waiver to be deemed necessary. The 2016-2017 Conditional Income Incentive Fee Waiver Agreements may require the Company to repay the Advisers for previously waived reimbursement of Expense Support Payments or waived base management fees or incentive fees under certain circumstances and to the extent eligible for repayment.

Previously waived fees and Expense Support Payments are potentially subject to repayment by the Company, if at all, within a period not to exceed three years from the date of each respective fee waiver or Expense Support Payment. Thus, in any quarter where a surplus exists, that surplus will be available, subject to approval of the board of directors, to reimburse waived fees and Expense Support Payments as follows:

1.	First, to reimburse Expense Support Payments, beginning with the earliest year eligible for reimbursement; and

2.	Second, to reimburse all waived fees, beginning with the earliest year eligible for reimbursement.

Reimbursement of previously waived fees will only be permitted with the approval of the board of directors and if the operating expense ratio is equal to or less than the operating expense ratio at the time the corresponding fees were waived or Expense Support Payments were made and if the annualized rate of regular cash distributions to stockholders is equal to or greater than the annualized rate of the regular cash distributions at the time the corresponding fees were waived.

For the years ended December 31, 2017, 2016 and 2015, the Company incurred base management fees of approximately $21.8 million, $19.2 million and $15.5 million, respectively. The Advisers did not waive base management fees in the years ended December 31, 2017, 2016 and 2015. For the years ended December 31, 2017, 2016 and 2015, the Company incurred no capital gains incentive fees, and incurred subordinated incentive fees on income of $3.0 million, $1.7 million and $2.6 million, respectively, all of which were waived.

During the years ended December 31, 2017, 2016 and 2015, the Company did not record an accrual for any previously waived fees. Any reimbursement of previously waived fees to the Advisers will not be accrued until the reimbursement of the waived fees become probable and estimable, which will be upon approval of the Company’s board of directors. To date, none of the previously waived fees has been approved by the board of directors for reimbursement.

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

	Management Fee (1)		Subordinated Incentive Fee (1)		Capital Gain Incentive Fee (1)		Expense Support (1)
Quarter Ended	Waivers	Repaid to Adviser (2)	Waivers	Repaid to Adviser (2)	Waivers	Repaid to Adviser (2)	Payments	Repaid to Adviser (2)	Operating Expense Ratio (3)	Annualized Distribution Rate (4)	Eligible to be Repaid Through
6/30/2012	$31	$—	$18	$—	$—	$—	$—	$—	1.35%	$0.70	Expired
9/30/2012	$97	$—	$52	$—	$3	$—	$—	$—	1.97%	$0.70	Expired
12/31/2012	$104	$—	$53	$—	$—	$—	$—	$—	2.96%	$0.70	Expired
3/31/2013	$84	$—	$—	$—	$—	$—	$—	$—	1.86%	$0.70	Expired
6/30/2013	$118	$—	$—	$—	$—	$—	$—	$—	1.36%	$0.70	Expired
9/30/2013	$268	$—	$—	$—	$—	$—	$—	$—	1.22%	$0.70	Expired
12/31/2013	$309	$—	$—	$—	$5	$—	$153	$—	0.49%	$0.70	Expired
3/31/2014	$306	$—	$—	$—	$—	$—	$—	$—	1.28%	$0.70	Expired
6/30/2014	$548	$—	$—	$—	$—	$—	$—	$—	1.28%	$0.70	Expired
9/30/2014	$821	$—	$—	$—	$—	$—	$328	$—	1.23%	$0.70	Expired
12/31/2014	$148	$—	$451	$—	$—	$—	$—	$—	1.70%	$0.70	Expired
3/31/2015	$—	$—	$358	$—	$—	$—	$—	$—	1.78%	$0.70	3/31/2018
6/30/2015	$—	$—	$930	$—	$—	$—	$—	$—	1.69%	$0.70	6/30/2018
9/30/2015	$—	$—	$155	$—	$—	$—	$—	$—	2.11%	$0.70	9/30/2018
12/31/2015	$—	$—	$1,159	$—	$—	$—	$—	$—	2.27%	$0.70	12/31/2018
3/31/2016	$—	$—	$493	$—	$—	$—	$—	$—	1.83%	$0.70	3/31/2019
6/30/2016	$—	$—	$—	$—	$—	$—	$—	$—	1.77%	$0.70	6/30/2019
9/30/2016	$—	$—	$—	$—	$—	$—	$—	$—	1.73%	$0.70	9/30/2019
12/31/2016	$—	$—	$1,196	$—	$—	$—	$—	$—	1.67%	$0.70	12/31/2019
3/31/2017	$—	$—	$1,495	$—	$—	$—	$—	$—	1.62%	$0.70	3/31/2020
6/30/2017	$—	$—	$823	$—	$—	$—	$—	$—	1.60%	$0.70	6/30/2020
9/30/2017	$—	$—	$—	$—	$—	$—	$—	$—	1.77%	$0.70	9/30/2020
12/31/2017	$—	$—	$711	$—	$—	$—	$—	$—	1.82%	$0.70	12/31/2020

(1)	Fees waived pursuant to the Conditional Fee Waiver Agreement and the 2016-2017 Conditional Income Incentive Fee Waiver Agreements.

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

(4)	“Annualized Distribution Rate” equals $0.00191781 per share, per day as declared by the Company’s board of directors.

Administration

Pursuant to the Investment Advisory Agreement and Sub-Advisory Agreement, the Company is required to pay or reimburse the Advisers for administrative services expenses, which include all costs and expenses related to the Company’s day-to-day administration and management not related to advisory services, whether such administrative services were performed by a third party service provider or affiliates of the Advisers (“Internal Administrative Services”). The Advisers do not earn any profit under their provision of administrative services to the Company. For the years ended December 31, 2017, 2016 and 2015, the Company incurred, and the Advisers waived the reimbursement of Internal Administrative Services expenses of approximately $3.0 million, $2.3 million and $2.0 million, respectively. The Company and the Advisers entered into an expense support and conditional reimbursement agreement, as amended from time to time, which extends the period for waiver of reimbursement of Internal Administrative Services expenses accrued pursuant to the Investment Advisory Agreement and the Sub-Advisory Agreement from January 1, 2016 through December 31, 2017. Waived Internal Administrative Services expenses are not subject to future reimbursement.

The table below presents the Internal Administrative Services expenses waived by the Advisers (dollars in thousands).

	Internal Administrative Services
Quarter Ended	Waivers	Repaid to Adviser	Operating Expense Ratio (1)	Annualized Distribution Rate (2)	Eligible to be Repaid Through (3)
6/30/2012	$25	$—	1.35%	$0.70	Not Eligible to be Repaid
9/30/2012	$129	$—	1.97%	$0.70	Not Eligible to be Repaid
12/31/2012	$284	$—	2.96%	$0.70	Not Eligible to be Repaid
3/31/2013	$233	$—	1.86%	$0.70	Not Eligible to be Repaid
6/30/2013	$222	$—	1.36%	$0.70	Not Eligible to be Repaid
9/30/2013	$234	$—	1.22%	$0.70	Not Eligible to be Repaid
12/31/2013	$329	$—	0.49%	$0.70	Not Eligible to be Repaid
3/31/2014	$329	$—	1.28%	$0.70	Not Eligible to be Repaid
6/30/2014	$385	$—	1.28%	$0.70	Not Eligible to be Repaid
9/30/2014	$371	$—	1.23%	$0.70	Not Eligible to be Repaid
12/31/2014	$412	$—	1.70%	$0.70	Not Eligible to be Repaid
3/31/2015	$437	$—	1.78%	$0.70	Not Eligible to be Repaid
6/30/2015	$480	$—	1.69%	$0.70	Not Eligible to be Repaid
9/30/2015	$517	$—	2.11%	$0.70	Not Eligible to be Repaid
12/31/2015	$603	$—	2.27%	$0.70	Not Eligible to be Repaid
3/31/2016	$533	$—	1.83%	$0.70	Not Eligible to be Repaid
6/30/2016	$574	$—	1.77%	$0.70	Not Eligible to be Repaid
9/30/2016	$529	$—	1.73%	$0.70	Not Eligible to be Repaid
12/31/2016	$679	$—	1.67%	$0.70	Not Eligible to be Repaid
3/31/2017	$661	$—	1.62%	$0.70	Not Eligible to be Repaid
6/30/2017	$873	$—	1.60%	$0.70	Not Eligible to be Repaid
9/30/2017	$694	$—	1.77%	$0.70	Not Eligible to be Repaid
12/31/2017	$786	$—	1.82%	$0.70	Not Eligible to be Repaid

(1)
The “Operating Expense Ratio” is calculated on a quarterly basis as a percentage of average net assets and includes all expenses borne by the Company, except for base management and incentive fees and Internal Administrative Services expenses waived by the Advisers and organizational and offering expenses.

(2)	“Annualized Distribution Rate” equals $0.00191781 per share, per day as declared by the Company’s board of directors.

(3)
The Advisers have agreed to permanently waive reimbursement by the Company of Internal Administrative Services expenses through December 31, 2017. Waived Internal Administrative Services expenses are not eligible for future reimbursement from the Company to the Advisers.

As of December 31, 2017 and 2016, the Advisers have incurred approximately $13.1 million and $12.0 million, respectively, of offering costs on the Company’s behalf. As of December 31, 2017 and 2016, approximately $11.8 million and $10.6 million, respectively, of offering costs have been reimbursed to the Advisers. The Company expects to reimburse the Advisers for the balance of such costs incurred on its behalf on a monthly basis up to a maximum aggregate amount of 1.5% of the gross stock offering proceeds.

The table below outlines fees incurred and expense reimbursements payable to Hines, Main Street and their affiliates for the years ended December 31, 2017, 2016 and 2015 and amounts unpaid as of December 31, 2017 and 2016 (dollars in thousands).

	Incurred			Unpaid as of
	Year Ended December 31,			December 31,
Type and Recipient	2017	2016	2015	2017	2016
Incentive Fees on Income (1) - the Adviser, Sub-Adviser	$—	$—	$—	$—	$—
Capital Gains Incentive Fee (1) - the Adviser, Sub-Adviser	—	—	—	—	—
Offering Costs - the Adviser, Sub-Adviser	1,181	1,581	3,309	—	(23)
Expense Support from Adviser	—	—	—	—	—
Other (2) - the Adviser	693	458	463	59	121
Selling Commissions - Dealer Manager	2,577	4,772	17,489	—	92
Dealer Manager Fee - Dealer Manager	1,453	2,348	8,210	—	(6)
Due to Affiliates				$59	$184

Base Management Fees (1) - the Adviser, Sub-Adviser	$21,785	$19,151	$15,541	$5,682	$5,054

(1)	Net of amounts waived by the Advisers.

(2)	Includes amounts the Adviser paid on behalf of the Company such as general and administrative services expenses.

Note 12 – Share Repurchase Plan

The Company conducts quarterly tender offers pursuant to its share repurchase program. Under the terms of the plan, the Company will offer to purchase shares at the estimated NAV per share, as determined within 48 hours prior to the repurchase date. The Company currently limits the number of shares to be repurchased (i) during any calendar year to the proceeds it receives from the issuance of shares of its common stock under its distribution reinvestment plan during the trailing four quarters and (ii) in any calendar quarter to 2.5% of the weighted average number of shares of common stock outstanding during the trailing four quarters. At the discretion of the Company’s board of directors, the Company may also use cash on hand, cash available from borrowings and cash from the sale of investments as of the end of the applicable period to repurchase shares. The Company’s board of directors may amend, suspend or terminate the share repurchase program upon 30 days’ notice. The Company’s first repurchase date was October 1, 2013. Since inception of our share repurchase program, the Company funded the repurchase of $37.0 million in shares. For the years ended December 31, 2017 and 2016, the Company funded approximately $23.0 million and $10.9 million, respectively, for shares tendered for repurchase under the plan approved by the board of directors. Since inception of the share repurchase program, the Company has funded all redemption requests validly tendered and not withdrawn.

Repurchases of our common stock pursuant to our tender offer are as follows:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered that were Repurchased	Repurchase Price per Share	Aggregate Consideration for Repurchased Shares
September 30, 2013	—	—	100%	$—	$—
December 31, 2013	12/31/2013	395	100%	8.89	3,512
March 31, 2014	3/31/2014	1,667	100%	8.85	14,753
June 30, 2014	6/30/2014	9,763	100%	8.87	86,598
September 30, 2014	9/30/2014	6,093	100%	8.82	53,740
December 31, 2014	12/17/2014	340	100%	8.51	2,893
March 31, 2015	3/25/2015	33,842	100%	8.54	289,011
June 30, 2015	6/24/2015	52,799	100%	8.71	459,879
September 30, 2015	9/23/2015	82,165	100%	8.48	696,759
December 31, 2015	12/23/2015	191,534	100%	7.88	1,509,288
March 31, 2016	3/30/2016 and 3/31/2016	200,508	100%	7.62	1,527,873
June 30, 2016	6/23/2016	639,880	100%	7.81	4,997,465
September 30, 2016	9/22/2016	239,605	100%	7.92	1,897,674
December 31, 2016	12/22/2016	306,426	100%	8.08	2,475,925
March 31, 2017	3/23/2017	614,180	100%	8.23	5,054,698
June 30, 2017	6/16/2017	346,307	100%	8.20	2,839,713
September 30, 2017	9/21/2017	747,785	100%	8.19	6,124,356
December 31, 2017	12/21/2017	1,105,578	100%	8.10	8,955,178
		4,578,867			$36,989,315

Note 13 – Commitments and Contingencies

At December 31, 2017, the Company had a total of approximately $45.4 million in outstanding commitments comprised of (i) 28 commitments to fund revolving loans that had not been fully drawn or term loans that had not been funded and (ii) four capital commitments that had not been fully called. The Company recognized unrealized appreciation of $14,000 on the outstanding unfunded loan commitments and no unrealized appreciation or depreciation on the outstanding unfunded capital commitments during the year ended December 31, 2017. At December 31, 2016, the Company had a total of approximately $42.7 million in outstanding commitments comprised of (i) 22 commitments to fund revolving loans that had not been fully drawn or term loans that had not been funded and (ii) three capital commitment that had not been fully called. The Company recognized unrealized depreciation of $266,000 on the outstanding unfunded loan commitments and unrealized appreciation of approximately $14,000 on the outstanding unfunded capital commitments during the year ended December 31, 2016.

	Commitments and Contingencies
	(dollars in thousands)
	December 31, 2017	December 31, 2016

Unfunded Loan Commitments
Apex Linen Services, Inc.	$403	$397
Arcus Hunting, LLC	976	2,136
BarFly Ventures, LLC	613	881
BigName Holdings, LLC	101	—
Boccella Precast Products, LLC	500	—
Buca C, LLC	—	1,548
CapFusion Holding, LLC	—	394
CDHA Management, LLC	2,343	3,259
Charps, LLC	1,000	—
Clad-Rex Steel, LLC	100	—
CTVSH, PLLC	200	—
Datacom, LLC	25	1,302
Felix Investments Holdings II LLC	1,667	—
Gamber-Johnson Holdings, LLC	300	300
GST Autoleather Inc.	1,281	—
Guerdon Modular Holdings, Inc.	400	400
Hawk Ridge Systems, LLC	400	400
Hojeij Branded Foods, Inc.	1,923	2,000
Hostway corporation	7	—
HW Temps LLC	200	50
Jackmont Hospitality, Inc.	—	1,200
LaMi Products, LLC	294	1,729
Market Force Information, Inc.	400	—
Meisler Operating, LLC	400	—
Minute Key, Inc.	—	197
Mystic Logistics, Inc.	200	194
NNE Issuer, LLC	5,542	—
NuStep, LLC	300	—
Pardus Oil & Gas, LLC	—	357
Permian Holdco 2, Inc.	97	290
PPC/Shift, LLC	500	500
Resolute Industrial LLC	5,750	—
Strike, LLC	—	2,475
Unirush, LLC	—	980
Volusion, LLC	—	2,955
Wireless Vision Holdings, LLC	2,084	—
Unfunded Capital Commitments
Brightwood Capital Fund III, LP	1,000	1,000
Brightwood Capital Fund IV, LP	9,000	10,000
Copper Trail Energy Fund I LP	2,500	—
Freeport First Lien Loan Fund III, LP	4,941	7,737
Total	$45,447	$42,681

Note 14 – Subsequent Events

On February 2, 2018, the Company filed a tender offer statement on Schedule TO with the SEC, to commence an offer by the Company to purchase, as approved by the Company’s board of directors, 1,942,970.33 shares of the Company’s issued and outstanding common stock, par value $0.001 per share. The offer is for cash at a purchase price equal to the NAV per share to be determined within 48 hours of the repurchase date.

Note 15 – Quarterly Financial Data (UNAUDITED)

The following table presents selected unaudited quarterly financial data for each quarter during the years ended December 31, 2017, 2016 and 2015 (dollars in thousands except per share amounts):

	Quarter Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Total interest, fee and dividend income	$25,364	$25,548	$25,331	$27,417
Net investment income	$15,142	$15,064	$13,040	$15,473
Net realized gain (loss) from investments	$2,640	$(5)	$724	$(7,722)
Net change in unrealized appreciation (depreciation) on investments	$(4,516)	$2,401	$(5,050)	$5,435
Net increase in net assets resulting from operations	$13,266	$17,460	$8,714	$13,186
Net investment income per share – basic and diluted	$0.20	$0.20	$0.16	$0.20
Net increase in net assets resulting from operations per share – basic and diluted	$0.18	$0.22	$0.11	$0.17

	Quarter Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Total interest, fee and dividend income	$21,259	$21,201	$22,234	$24,705
Net investment income	$12,240	$12,048	$12,518	$14,463
Net realized loss from investments	$(646)	$(9,369)	$(1,949)	$(10,927)
Net change in unrealized appreciation (depreciation) on investments	$(14,263)	$15,416	$11,776	$25,277
Net increase (decrease) in net assets resulting from operations	$(2,669)	$18,095	$22,345	$28,813
Net investment income per share – basic and diluted	$0.19	$0.18	$0.18	$0.20
Net increase (decrease) in net assets resulting from operations per share – basic and diluted	$(0.04)	$0.27	$0.32	$0.42

	Quarter Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Total interest, fee and dividend income	$11,793	$15,381	$17,325	$20,890
Net investment income	$6,327	$8,791	$9,543	$11,823
Net realized gain (loss) from investments	$20	$127	$(17)	$(5,638)
Net change in unrealized appreciation (depreciation) on investments	$3,840	$3,967	$(19,324)	$(26,439)
Net increase (decrease) in net assets resulting from operations	$10,187	$12,885	$(9,798)	$(20,254)
Net investment income per share – basic and diluted	$0.17	$0.19	$0.18	$0.20
Net increase (decrease) in net assets resulting from operations per share – basic and diluted	$0.28	$0.28	$(0.18)	$(0.34)

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2017, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover our failures to disclose material information otherwise required to be set forth in our periodic reports.

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

Our management’s assessment of the effectiveness of our internal control system as of December 31, 2017 was based on the criteria for effective internal control over financial reporting described in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in the 2013 Internal Control - Integrated Framework issued by COSO, our management concluded that our system of internal control over financial reporting was effective as of December 31, 2017.

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

March 21, 2018

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2017, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to our definitive Proxy Statement relating to our 2018 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 11.  Executive Compensation

The information required by this Item is incorporated by reference to our definitive Proxy Statement relating to our 2018 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to our definitive Proxy Statement relating to our 2018 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to our definitive Proxy Statement relating to our 2018 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 14.  Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to our definitive Proxy Statement relating to our 2018 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

PART IV

Item 15. Exhibits, Financial Statement Schedules

a.	Consolidated Financial Statements
The following financial statements are set forth in Item 8:

b.     Consolidated Financial Statement Schedules
Report of Independent Registered Public Accounting Firm
Consolidated Schedule of Investments in and Advances to Affiliates for the Year Ended December 31, 2017

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

4.3
Amended and Restated Distribution Reinvestment Plan, effective as of November 1, 2017 (filed as Exhibit 4.1 to the Registrant’s current report on Form 8-K, filed on October 19, 2017 (File No. 814-00939) and incorporated herein by reference).

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

10.13
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

10.15
Second Amended and Restated Custody Agreement, dated May 29, 2014, by and among the Registrant, HMS Equity Holding, LLC and Amegy Bank National Association (Filed as Exhibit (j)(2) to the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 filed with the SEC on July 17, 2015 (File No. 333-204659) and incorporated herein by reference).

10.16
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

10.17
Second Amendment to the Expense Support and Conditional Reimbursement Agreement, dated June 30, 2014, by and between the Registrant and HMS Adviser LP (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K filed on June 30, 2014 (File No. 814-00939) and incorporated herein by reference).

10.18
Third Amendment to the Expense Support and Conditional Reimbursement Agreement, dated September 30, 2014, by and between the Registrant and HMS Adviser LP (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on September 30, 2014 (File No. 814-00939) and incorporated herein by reference).

10.19
Fourth Amendment to Amended and Restated Conditional Fee Waiver Agreement, dated April 15, 2015, by and among HMS Income Fund, Inc., HMS Adviser LP, and MSC Adviser I, LLC (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on April 21, 2015 (File No. 814-00939) and incorporated herein by reference).

10.20
Fourth Amendment to Expense Support and Conditional Reimbursement Agreement, dated April 15, 2015, by and between HMS Income Fund, Inc. and HMS Adviser LP (filed as Exhibit 10.3 to the Registrant’s current report on Form 8-K, filed on April 21, 2015 (File No. 814-00939) and incorporated herein by reference).

10.21
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

10.22
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

10.23
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

10.25
Conditional Income Incentive Fee Waiver Agreement, dated as of May 9, 2016, by and among the Registrant, HMS Adviser LP and MSC Adviser I, LLC (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on May 13, 2016 (File No. 814-00939) and incorporated herein by reference).

10.26
Third Quarter 2016 Conditional Income Incentive Fee Waiver Agreement, dated as of October 7, 2016, by and among the Registrant, HMS Adviser LP and MSC Adviser I, LLC (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on October 11, 2016 (File No. 814-00939) and incorporated herein by reference).

10.27
Fourth Quarter 2016 Conditional Income Incentive Fee Waiver Agreement, dated as of December 13, 2016, by and among the Registrant, HMS Adviser LP and MSC Adviser I, LLC (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on December 14, 2016 (File No. 814-00939) and incorporated herein by reference).

10.28
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

10.29
HMS-ORIX SLF LLC Limited Liability Company Agreement, dated as of April 4, 2017, by and between the Registrant and ORIX Funds Corp. (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on April 10, 2017 (File No. 814-00939) and incorporated herein by reference).

10.30
First Quarter 2017 Conditional Income Incentive Fee Waiver Agreement, dated as of April 24, 2017, by and among the Registrant, HMS Adviser LP and MSC Adviser I, LLC (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on April 27, 2017 (File No. 814-00939) and incorporated herein by reference).

10.31
Fourth Amendment to the Amended and Restated Loan Financing and Servicing Agreement, dated as of June 30, 2017, by and among HMS Funding I LLC, as borrower, the Registrant as equityholder and servicer, the financial institutions party thereto as lenders, Deutsche Bank AG, New York Branch, as administrative agent, and U.S. Bank National Association, as collateral agent (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on July 5, 2017 (File No. 814-00939) and incorporated herein by reference).

10.32
Second Quarter 2017 Conditional Income Incentive Fee Waiver Agreement, dated as of July 26, 2017, by and among the Registrant, HMS Adviser LP and MSC Adviser I, LLC (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on July 31, 2017 (File No. 814-00939) and incorporated herein by reference).

10.33
First Amendment to the Amended and Restated Senior Secured Revolving Credit Agreement, dated as of October 19, 2017, by and among the Registrant, HMS Equity Holding, LLC, HMS Equity Holding II, Inc., the financial institutions party thereto and EverBank Commercial Finance, Inc. (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on October 19, 2017 (File No. 814-00939) and incorporated herein by reference).

10.34
Third Quarter 2017 Conditional Income Incentive Fee Waiver Agreement, dated as of October 19, 2017, by and among the Registrant, HMS Adviser LP and MSC Adviser I, LLC (filed as Exhibit 10.2 to the Registrant’s current report on Form 8-K, filed on October 19, 2017 (File No. 814-00939) and incorporated herein by reference).

10.35
Fifth Amendment to the Amended and Restated Loan Financing and Servicing Agreement, dated as of November 20, 2017, by and among HMS Funding I LLC, as borrower, the Registrant as equityholder and servicer, the financial institutions party thereto, as lenders, Deutsche Bank AG, New York Branch, as administrative agent and lender, and U.S. Bank National Association, as collateral agent and collateral custodian (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on November 27, 2017 (File No. 814-00939) and incorporated herein by reference).

11.1	Computation of per share earnings (included in the notes to the audited financial statements included in this report).
14.1	Code of Ethics of the Registrant (filed herewith).
14.2	Code of Ethics of HMS Adviser LP (filed herewith).
14.3	Amended and Restated Code of Ethics of Main Street Capital Corporation and MSC Adviser I, LLC (filed herewith).
21.1	List of Subsidiaries (filed herewith).
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

HMS INCOME FUND, INC.

Date:	March 21, 2018	By:	/s/ SHERRI W. SCHUGART
Sherri W. Schugart
Chairman, Chief Executive Officer and President

KNOW ALL MEN BY THESE PRESENT, each person whose signature appears below hereby constitutes and appoints Sherri W. Schugart and Ryan T. Sims, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/ Sherri W. Schugart	Chairman, Chief Executive Officer, President and Director	March 21, 2018
Sherri W. Schugart	(Principal Executive Officer)

/s/ Ryan T. Sims	Chief Financial Officer and Secretary	March 21, 2018
Ryan T. Sims	(Principal Financial Officer)

/s/ David M. Covington	Chief Accounting Officer and Treasurer	March 21, 2018
David M. Covington	(Principal Accounting Officer)

/s/ John O. Niemann, Jr.	Director	March 21, 2018
John O. Niemann, Jr.

/s/ Peter Shaper	Director	March 21, 2018
Peter Shaper

/s/ Gregory Geib	Director	March 21, 2018
Gregory Geib

/s/ Nicholas T. Meserve	Director	March 21, 2018
Nicholas T. Meserve