Form 10-Q
period 2018-03-31
HMS INCOME FUND, INC.
filed 2018-05-15
CIK 1535778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________
 FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

The issuer had 79,755,483 shares of common stock outstanding as of May 14, 2018.

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

PART I — FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

HMS Income Fund, Inc.
Condensed Consolidated Balance Sheets
(dollars in thousands, except share and per share amounts)

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Portfolio investments at fair value:
Non-Control/Non-Affiliate investments (amortized cost: $925,303 and $948,029 as of March 31, 2018 and December 31, 2017, respectively)	$909,632	$922,898
Affiliate investments (amortized cost: $102,111 and $71,708 as of March 31, 2018 and December 31, 2017, respectively)	107,777	76,862
Control investments (amortized cost: $44,495 and $44,592 as of March 31, 2018 and December 31, 2017, respectively)	50,232	49,679
Total portfolio investments (amortized cost: $1,071,909 and $1,064,329 as of March 31, 2018 and December 31, 2017, respectively)	1,067,641	1,049,439

Cash and cash equivalents	24,469	45,791
Interest receivable	7,722	8,638
Receivable for securities sold	28,628	4,959
Prepaid and other assets	2,199	4,072
Deferred financing costs (net of accumulated amortization of $642 and $309 as of March 31, 2018 and December 31, 2017, respectively)	5,829	6,163
Total assets	$1,136,488	$1,119,062

LIABILITIES
Accounts payable and other liabilities	$1,507	$1,459
Stockholder distributions payable	4,757	4,772
Base management fees payable	5,694	5,682
Due to affiliates	51	59
Directors’ fees payable	15	17
Payable for securities purchased	19,398	29,284
Credit facilities payable	458,000	430,000
Total liabilities	489,422	471,273

Commitments and Contingencies (Note 12)

NET ASSETS
Common stock, $.001 par value; 150,000,000 shares authorized, 79,201,065 and 79,511,731 issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	79	80
Additional paid-in capital	683,119	685,593
Accumulated distributions in excess of net investment income	(31,511)	(22,660)
Net unrealized depreciation on investments	(4,621)	(15,224)
Total net assets	647,066	647,789

Total liabilities and net assets	$1,136,488	$1,119,062

Net asset value per share	$8.17	$8.15

See notes to the condensed consolidated financial statements.

HMS Income Fund, Inc.
Condensed Consolidated Statements of Operations
(dollars in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended
	March 31, 2018	March 31, 2017
INVESTMENT INCOME:
From non-control/non-affiliate investments:
Interest income	$22,909	$22,543
Fee income	268	710
Dividend income	303	202
From affiliate investments:
Interest income	1,764	963
Fee income	49	54
Dividend income	475	426
From control investments:
Interest income	156	168
Fee income	17	21
Dividend income	695	277
Total interest, fee and dividend income	26,636	25,364
EXPENSES:
Interest expense	5,128	3,995
Base management and incentive fees	5,709	6,645
Internal administrative services expenses	804	661
Offering costs	103	390
Professional fees	268	264
Insurance	48	48
Other general and administrative	443	327
Expenses before fee and expense waivers	12,503	12,330
Waiver of incentive fees	(15)	(1,495)
Waiver of internal administrative services expenses	(804)	(661)
Total expenses, net of fee and expense waivers	11,684	10,174
Net investment income before taxes	14,952	15,190
Income tax expense (benefit), including excise tax	102	48
NET INVESTMENT INCOME	14,850	15,142
NET REALIZED GAIN (LOSS) ON INVESTMENTS
Non-Control/Non-Affiliate investments	(10,809)	2,640
Affiliate investments	912	—
Control investments	—	—
Total realized gain (loss) on investments	(9,897)	2,640
NET REALIZED INCOME	4,953	17,782
NET CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION) ON INVESTMENTS
Non-Control/Non-Affiliate investments	9,463	(5,569)
Affiliate investments	492	1,060
Control investments	649	(7)
Total net change in unrealized appreciation (depreciation) on investments	10,604	(4,516)
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$15,557	$13,266
PER SHARE INFORMATION - BASIC AND DILUTED
NET INVESTMENT INCOME PER SHARE	$0.19	$0.20
NET REALIZED INCOME PER SHARE	$0.06	$0.24
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE (EARNINGS PER SHARE)	$0.19	$0.18
DISTRIBUTIONS DECLARED PER SHARE	$0.17	$0.17
WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	79,846,665	74,853,781

See notes to the condensed consolidated financial statements.

HMS Income Fund, Inc.
Condensed Consolidated Statements of Changes in Net Assets
(dollars in thousands, except number of shares)
(Unaudited)

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Change in Net Assets from Operations:
Net investment income	$14,850	$15,142
Net realized gain (loss) on investments	(9,897)	2,640
Net change in unrealized appreciation (depreciation) on investments	10,604	(4,516)
Net increase in net assets resulting from operations	15,557	13,266

Change in Net Assets from Stockholders’ Distributions:
Distributions from net investment income	(13,803)	(10,282)
Distributions from net realized gain on investments	—	(2,640)
Net decrease in net assets resulting from stockholders’ distributions	(13,803)	(12,922)

Change in Net Assets from Capital Share Transactions:
Issuance of common stock, net of issuance costs	—	17,569
Reinvestment of stockholder distributions	6,929	6,618
Repurchase of common stock	(9,406)	(5,055)
Net increase (decrease) in net assets resulting from capital share transactions	(2,477)	19,132

Total Increase (Decrease) in Net Assets	(723)	19,476
Net Assets at beginning of the period	647,789	597,833
Net Assets at end of the period	$647,066	$617,309

NAV per share at end of the period	$8.17	$8.16

Common shares outstanding, beginning of the period	79,511,731	73,382,971
Issuance of common shares	—	2,103,257
Issuance of common shares pursuant to distribution reinvestment plan	836,401	796,659
Repurchase of common shares	(1,147,067)	(614,180)
Common shares outstanding, end of the period	79,201,065	75,668,707

See notes to the condensed consolidated financial statements.

HMS Income Fund, Inc.
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)
(Unaudited)

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$15,557	$13,266
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Principal repayments received and proceeds from sales of investments in portfolio companies	133,039	137,798
Investments in portfolio companies	(181,813)	(110,916)
Net change in unrealized (appreciation) depreciation on portfolio investments	(10,604)	4,516
Net realized (gain) loss on sale of portfolio investments	9,897	(2,640)
Amortization of deferred financing costs	334	387
Amortization of deferred offering costs	103	390
Accretion of unearned income	(4,819)	(4,091)
Net payment-in-kind interest accrual	(212)	(320)
Changes in other assets and liabilities:
Interest receivable	916	(289)
Prepaid and other assets	4,647	610
Base management fees payable	12	95
Due to affiliates	(8)	15
Directors’ fees payable	(2)	3
Accounts payable and other liabilities	29	277
Payable for unsettled trades	—	126
Net cash generated from (used in) operating activities	(32,924)	39,227

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	—	19,187
Redemption of common stock	(9,406)	(5,055)
Payment of selling commissions and dealer manager fees	—	(1,555)
Payment of offering costs	(103)	(375)
Payment of stockholder distributions	(6,889)	(6,158)
Repayments on credit facilities payable	(100,000)	(165,000)
Proceeds from credit facilities payable	128,000	138,000
Payment of deferred financing costs	—	(556)
Net cash generated from (used in) financing activities	11,602	(21,512)

Net increase (decrease) in cash and cash equivalents	(21,322)	17,715

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	45,791	23,719

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$24,469	$41,434

See notes to the condensed consolidated financial statements.

HMS Income Fund, Inc. Consolidated Schedule of Investments
As of March 31, 2018
(dollars in thousands)
Portfolio Company (1) (3)	Business Description	Type of Investment (2) (3)	Index Rate (22)	Principal (7)	Cost (7)	Fair Value (26)

Control Investments (6)
Copper Trail Energy Fund I, LP (9)(15)(16)	Investment Partnership	LP Interests (Copper Trail Energy Fund I, LP) (Fully diluted 30.1%)	—	$—	$2,500	$2,500
GRT Rubber Technologies, LLC (8) (10) (13)	Manufacturer of Engineered Rubber Products	LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.66%, Secured Debt (Maturity - December 19, 2019)	1 month LIBOR	5,612	5,560	5,612
		Member Units (2,896 units)	—	—	6,435	11,535
					11,995	17,147
HMS-ORIX SLF LLC (9) (15)	Investment Partnership	Membership Interests (Fully diluted 60.00%) (16)	—	—	30,000	30,585

Subtotal Control Investments (6) (5% of total investments at fair value)					$44,495	$50,232
Affiliate Investments (4)
AFG Capital Group, LLC (10) (13)	Provider of Rent-to-Own Financing Solutions and Services	Member Units (46 units) (16)	—	$—	$300	$940
		Warrants (10 equivalent units, Expiration - November 7, 2024)	—	—	65	225
					365	1,165
Brewer Crane Holdings, LLC (8) (10) (13)	Provider of Crane Rental and Operating Services	LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 11.66%, Secured Debt (Maturity - January 9, 2023)	1 month LIBOR	2,478	2,433	2,433
		Preferred Member Units (737 units)	—	—	1,070	1,070
					3,503	3,503
Chamberlin HoldCo, LLC (8) (10) (13)	Roofing and waterproofing specialty subcontractor	LIBOR plus 10.00% (Floor 1.00%), Current Coupon 12.13%, (Maturity - February 23, 2023)	3 month LIBOR	5,400	5,267	5,267
		Member Units (1,087 units)	—	—	2,860	2,860
					8,127	8,127
Charlotte Russe, Inc.	Fast-Fashion Retailer to Young Women	8.50% Secured Debt (Maturity - February 2, 2023)	None	6,285	6,285	6,222
		Common Stock (14,973 shares)	—	—	2,470	2,470
					8,755	8,692
Charps, LLC (10) (13)	Pipeline Maintenance and Construction	12.00% Secured Debt (Maturity - January 31, 2022)	None	4,200	4,111	4,113
		Preferred Member Units (400 units)	—	—	100	297
					4,211	4,410
Clad-Rex Steel, LLC (10) (13)	Specialty Manufacturer of Vinyl-Clad Metal	LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 11.16%, Secured Debt (Maturity - December 20, 2021) (8)	1 month LIBOR	3,320	3,266	3,320
		Member Units (179 units) (16)	—	—	1,820	2,444
		10.00% Secured Debt (Clad-Rex Steel RE Investor, LLC) (Maturity - December 19, 2036)	None	295	292	292
		Member Units (Clad-Rex Steel RE Investor, LLC) (200 units)	—	—	53	70
					5,431	6,126
Direct Marketing Solutions, Inc. (10) (13)	Provider of Omni-Channel Direct Marketing Services	LIBOR Plus 11.00% (Floor 1.00%), Current Coupon 12.75%, (Maturity - February 13, 2023) (8)	3 month LIBOR	4,680	4,555	4,565
		Preferred Stock (2,100 shares)	—	—	2,100	2,100
					6,655	6,665
Freeport Financial Funds (9) (15)	Investment Partnership	LP Interests (Freeport First Lien Loan Fund III, LP) (Fully diluted 5.60%) (16)	—	—	8,558	8,506
Gamber-Johnson Holdings, LLC (10) (13)	Manufacturer of Ruggedized Computer Mounting Systems	LIBOR Plus 11.00% (Floor 1.00%), Current Coupon 12.66%, Secured Debt (Maturity - June 24, 2021) (8)	1 month LIBOR	5,727	5,635	5,727
		Member Units (2,155 units) (16)	—	—	3,711	6,633
					9,346	12,360

Guerdon Modular Holdings, Inc. (10) (13)	Multi-Family and Commercial Modular Construction Company	13.00% Secured Debt (Maturity - March 1, 2019)	None	$2,777	$2,747	$2,760
		LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 10.19%, Secured Debt (Maturity - March 1, 2019)	3 month LIBOR	70	68	70
		Common Stock (53,008 shares)	—	—	746	—
		Class B Preferred Stock (101,250 shares)	—	—	285	—
					3,846	2,830
Gulf Publishing Holdings, LLC (10) (13)	Energy Focused Media and Publishing	12.50% Secured Debt (Maturity - April 29, 2021)	None	3,175	3,129	3,129
		Member Units (781 shares)	—	—	920	1,210
					4,049	4,339
Harris Preston Fund Investments (15) (16)	Investment Partnership	LP Interests (HPEP 3, LP) (Fully diluted 9.60%) (9)	—	—	1,033	1,033
		LP Interests (2717 MH, LP) (Fully diluted 7.00%)	—	—	536	536
					1,569	1,569
Hawk Ridge Systems, LLC (9) (10) (13)	Value-Added Reseller of Engineering Design and Manufacturing Solutions	10.50% Secured Debt (Maturity - December 2, 2021)	None	3,575	3,516	3,575
		Preferred Member Units (56 units) (16)	—	—	713	1,555
		Preferred Member Units (HRS Services, ULC) (56 units) (16)	—	—	38	83
					4,267	5,213
HW Temps LLC (8) (10) (13)	Temporary Staffing Solutions	LIBOR Plus 11.00% (Floor 1.00%), Current Coupon 12.66%, Secured Debt (Maturity - July 2, 2020)	1 month LIBOR	2,493	2,458	2,458
		Preferred Member Units (800 units) (16)	—	—	986	985
					3,444	3,443
Market Force Information, Inc. (10) (13)	Provider of Customer Experience Management Services	LIBOR Plus 11.00% (Floor 1.00%), Current Coupon 13.01%, Secured Debt (Maturity - July 28, 2022) (8)	3 month LIBOR	5,720	5,620	5,620
		Member Units (170,000 units)	—	—	3,675	3,675
					9,295	9,295
M.H. Corbin Holding LLC (10) (13)	Manufacturer and Distributor of Traffic Safety Products	10.00% Secured Debt (Maturity - August 31, 2020)	None	3,106	3,057	3,057
		Preferred Member Units (1,000 units)	—	—	1,500	1,500
					4,557	4,557
Mystic Logistics Holdings, LLC (10) (13)	Logistics and Distribution Services Provider for Large Volume Mailers	12.00% Secured Debt (Maturity - August 15, 2019)	None	1,890	1,866	1,868
		Common Stock (1,468 shares) (16)	—	—	680	1,512
					2,546	3,380
NexRev, LLC (10) (13)	Provider of Energy Efficiency Products & Services	11.00% Secured Debt (Maturity - February 28, 2023)	None	4,360	4,264	4,274
		Preferred Member Units (21,600,000 units)	—	—	1,720	1,720
					5,984	5,994
NuStep, LLC (10) (13)	Designer, Manufacturer and Distributor of Fitness Equipment	12.00% Secured Debt (Maturity - January 31, 2022)	None	5,150	5,053	5,054
		Preferred Member Units (102 units)	—	—	2,550	2,549
					7,603	7,603

Subtotal Affiliate Investments (4) (10% of total investments at fair value)					$102,111	$107,777

Non-Control/Non-Affiliate Investments (5)
AAC Holdings Inc. (8)	Substance Abuse Treatment Service Provider	LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 8.52%, Secured Debt (Maturity - June 30, 2023)	3 month LIBOR	$14,782	$14,488	$15,041
Adams Publishing Group, LLC (8) (11)	Local Newspaper Operator	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 9.30%, Secured Debt (Maturity - November 3, 2020)	3 month LIBOR	9,894	9,702	9,894
ADS Tactical, Inc. (8) (11)	Value-Added Logistics and Supply Chain Solutions Provider to the Defense Industry	LIBOR Plus 7.50% (Floor 0.75%), Current Coupon 9.38%, Secured Debt (Maturity - December 31, 2022)	1 month LIBOR	$12,948	$12,651	$12,778
Aethon United BR, LP (8) (11)	Oil & Gas Exploration & Production	LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 8.46%, Secured Debt (Maturity - September 8, 2023) (14)	1 month LIBOR	3,438	3,390	3,390
Ahead, LLC (8) (11)	IT Infrastructure Value Added Reseller	LIBOR Plus 6.50%, Current Coupon 8.81%, Secured Debt (Maturity - November 2, 2020)	3 month LIBOR	5,623	5,523	5,658
Allflex Holdings III Inc. (8)	Manufacturer of Livestock Identification Products	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.74%, Secured Debt (Maturity - July 19, 2021) (14)	3 month LIBOR	13,964	14,054	14,055
American Scaffold Holdings, Inc. (8) (11)	Marine Scaffolding Service Provider	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.80%, Secured Debt (Maturity - March 31, 2022)	3 month LIBOR	6,938	6,859	6,903
American Teleconferencing Services, Ltd. (8)	Provider of Audio Conferencing and Video Collaboration Solutions	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.29%, Secured Debt (Maturity - December 8, 2021)	2 month LIBOR	15,223	14,384	15,219
Apex Linen Service, Inc. (10) (13)	Industrial Launderers	16.00% Secured Debt (Maturity - October 30, 2022)	None	3,604	3,553	3,553
		LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.66%, Secured Debt (Maturity - October 30, 2022) (8)	1 month LIBOR	600	600	600
					4,153	4,153
Arcus Hunting, LLC (8) (11)	Manufacturer of Bowhunting and Archery Products and Accessories	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.69%, Secured Debt (Maturity - November 13, 2019)	1 month LIBOR	7,087	7,020	7,083
Arise Holdings, Inc. (11)	Tech-enabled business process outsourcing	Preferred Stock (1,000,000 shares)	—	—	1,000	1,000
ATI Investment Sub, Inc. (8)	Manufacturer of Solar Tracking Systems	LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 9.13%, Secured Debt (Maturity - June 22, 2021)	1 month LIBOR	7,114	6,980	7,106
ATX Networks Corp. (8) (9)	Provider of Radio Frequency Management Equipment	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.31%, Current Coupon plus PIK 8.31%, Secured Debt (Maturity - June 11, 2021)	3 month LIBOR	14,324	14,120	13,321
BarFly Ventures, LLC (11)	Casual Restaurant Group	12.00% Secured Debt (Maturity - August 31, 2020)	None	2,905	2,865	2,905
		Warrants (.410 equivalent units, Expiration - August 31, 2025)	—	—	158	175
		Options (.731 equivalent units)	—	—	133	309
					3,156	3,389
BBB Tank Services, LLC (10) (13)	Maintenance, Repair and Construction Services to the Above-Ground Storage Tank Market	15.00% Secured Debt (Maturity - April 8, 2021)	None	1,000	988	971
		LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.66%, Secured Debt (Maturity - April 9, 2018) (8)	1 month LIBOR	180	180	180
		Member Units (200,000 units)	—	—	200	138
					1,368	1,289
Berry Aviation, Inc. (11)	Airline Charter Service Operator	Common Stock (138 shares)	—	—	100	368
BigName Commerce, LLC (8) (11)	Provider of Envelopes and Complimentary Stationery Products	LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.94%, Secured Debt (Maturity - May 11, 2022)	1 month LIBOR	2,472	2,446	2,446
Binswanger Enterprises, LLC (8) (11)	Glass Repair and Installation Service Provider	LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 10.31%, Secured Debt (Maturity - March 9, 2022)	3 month LIBOR	15,209	14,958	15,090
		Member Units (1,050,000 units)	—	—	1,050	1,000
					16,008	16,090
Bluestem Brands, Inc. (8)	Multi-Channel Retailer of General Merchandise	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 9.38%, Secured Debt (Maturity - November 6, 2020)	3 month LIBOR	12,803	12,649	9,026

Boccella Precast Products, LLC (10) (13)	Manufacturer of Precast Hollow Core Concrete	LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 11.69%, Secured Debt (Maturity - June 30, 2022) (8)	1 month LIBOR	$4,146	$4,058	$4,136
		Member Units (540,000 units)	—	—	540	1,215
					4,598	5,351
Brightwood Capital Fund Investments (9) (15)	Investment Partnership	LP Interests (Brightwood Capital Fund III, LP) (Fully diluted 0.52%) (16)	—	—	4,075	3,488
		LP Interests (Brightwood Capital Fund IV, LP) (Fully diluted 1.58%) (16)	—	—	2,037	2,126
					6,112	5,614
Brundage-Bone Concrete Pumping, Inc.	Construction Services Provider	10.38% Secured Debt (Maturity - September 1, 2023) (14)	None	12,000	12,071	12,780
Buca C, LLC (10) (13)	Casual Restaurant Group	LIBOR Plus 9.25% (Floor 1.00%), Current Coupon 10.94%, Secured Debt (Maturity - June 30, 2020) (8)	1 month LIBOR	13,336	13,201	13,201
		Preferred Member Units (4 units, 6.00% cumulative) (16)	—	—	2,702	2,823
					15,903	16,024
Cadence Aerospace, LLC (8)	Aerospace Manufacturing	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.33%, Secured Debt (Maturity - November 14, 2023)	3 month LIBOR	14,962	14,820	14,820
CAI Software, LLC (10) (13)	Provider of Specialized Enterprise Resource Planning Software	12.00% Secured Debt (Maturity - October 10, 2019)	None	1,021	1,007	1,021
		Member Units (16,339 units) (16)	—	—	163	807
					1,170	1,828
CapFusion, LLC (9) (10) (13) (18)	Non-Bank Lender to Small Businesses	13.00% Secured Debt (Maturity - March 24, 2021) (18)	None	1,559	1,287	358
CDHA Management, LLC (8) (11)	Dental Services	LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.76%, Secured Debt (Maturity - December 5, 2021)	3 month LIBOR	5,062	4,978	5,062
Central Security Group, Inc. (8)	Security Alarm Monitoring Service Provider	LIBOR Plus 5.63% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity - October 6, 2021)	1 month LIBOR	7,461	7,444	7,480
Cenveo Corporation (18)	Provider of Commercial Printing, Envelopes, Labels, Printed Office Products	6.00% Secured Debt (Maturity - August 1, 2019) (18)	None	15,000	13,706	6,750
		LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.79%, Secured Debt (Maturity - November 2, 2018) (8)	1 month LIBOR	4,774	4,737	4,798
					18,443	11,548
Clarius BIGS, LLC (11) (18)	Prints & Advertising Film Financing	15.00% PIK Secured Debt (Maturity - January 5, 2015) (18)	None	2,140	1,882	60
		20.00% PIK Secured Debt (Maturity - January 5, 2015) (18)	None	773	680	22
					2,562	82
Clickbooth.com, LLC (8) (11)	Provider of Digital Advertising Performance Marketing Solutions	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 10.19%, Secured Debt (Maturity - December 5, 2022)	1 month LIBOR	2,981	2,925	2,925
Construction Supply Investments, LLC (11)	Distribution Platform of Specialty Construction Materials to Professional Concrete and Masonry Contractors	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.88%, Secured Debt (Maturity - June 30, 2023) (8)	1 month LIBOR	6,938	6,903	6,920
		Member units (20,000 units)	—	—	3,723	3,723
					10,626	10,643
CTVSH, PLLC (8) (11) (13)	Emergency Care and Specialty Service Animal Hospital	LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 10.01%, Secured Debt (Maturity - August 3, 2022)	1 month LIBOR	2,925	2,872	2,899

Datacom, LLC (10) (13)	Technology and Telecommunications Provider	5.25% Current / 5.25% PIK, Current Coupon 10.50% Secured Debt (Maturity - May 30, 2019)	None	$1,384	$1,377	$1,192
		8.00% Secured Debt (Maturity - May 30, 2018)	None	195	195	195
		Class A Preferred Member Units (1,530 units) (16)	—	—	131	24
		Class B Preferred Member Units (717 units)	—	—	670	—
					2,373	1,411
Digital River, Inc. (8)	Provider of Outsourced e-Commerce Solutions and Services	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.61%, Secured Debt (Maturity - February 12, 2021)	3 month LIBOR	9,779	9,687	9,779
Evergreen Skills Lux S.á r.l. (d/b/a Skillsoft) (8) (9)	Technology-Based Performance Support Solutions	LIBOR Plus 8.25% (Floor 1.00%), Current Coupon 10.13%, Secured Debt (Maturity - April 28, 2022) (14)	1 month LIBOR	10,901	10,528	9,756
Extreme Reach, Inc. (8) (12)	Integrated TV and Video Advertising Platform	LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 8.13%, Secured Debt (Maturity - February 7, 2020)	1 month LIBOR	14,154	14,142	14,137
Felix Investments Holdings II, LLC (8) (11)	Oil and Gas Exploration and Production	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.30%, Secured Debt (Maturity - August 9, 2022)	3 month LIBOR	3,333	3,270	3,270
Flavors Holdings, Inc. (8)	Global Provider of Flavoring and Sweetening Products and Solutions	LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 8.05%, Secured Debt (Maturity - April 3, 2020)	3 month LIBOR	12,222	11,728	11,060
GoWireless Holdings, Inc. (8)	Provider of Wireless Telecommunications Carrier Services	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.38%, Secured Debt (Maturity - December 22, 2024)	3 month LIBOR	16,361	16,216	16,341
Hojeij Branded Foods, LLC (8) (11)	Multi-Airport, Multi-Concept Restaurant Operator	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.89%, Secured Debt (Maturity - July 20, 2022)	1 month LIBOR	12,077	11,976	12,077
Hoover Group, Inc. (8) (9) (11)	Provider of Storage Tanks and Related Products to the Energy and Petrochemical Markets	LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 9.15%, Secured Debt (Maturity - January 28, 2021)	3 month LIBOR	14,810	14,050	13,700
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.75%, Secured Debt (Maturity - January 28, 2020)	3 month LIBOR	7,500	6,715	6,703
					20,765	20,403
Houghton Mifflin Harcourt Publishers, Inc. (8) (12)	Provider of Educational Print and Digital Services	LIBOR Plus 3.00% (Floor 1.00%), Current Coupon 4.88%, Secured Debt (Maturity - May 28, 2021)	1 month LIBOR	14,975	14,085	13,721
Hunter Defense Technologies, Inc. (8) (12)	Provider of Military and Commercial Shelters and Systems	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 9.30%, Secured Debt (Maturity - March 29, 2023)	3 month LIBOR	22,478	21,973	21,973
Hydrofarm Holdings, LLC (8) (11)	Wholesaler of Horticultural Products	LIBOR Plus 7.00%, Current Coupon 8.73%, Secured Debt (Maturity - May 12, 2022)	3 month LIBOR	6,623	6,510	6,236
iEnergizer Limited (8) (9)	Provider of Business Outsourcing Solutions	LIBOR Plus 6.00% (Floor 1.25%), Current Coupon 7.88%, Secured Debt (Maturity - May 1, 2019)	1 month LIBOR	10,079	9,893	10,092
Implus Footcare, LLC (8) (11)	Provider of Footwear and Related Accessories	LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 8.74%, Secured Debt (Maturity - May 31, 2021)	3 month LIBOR	14,453	14,272	14,367
Industrial Services Acquisitions, LLC (11)	Industrial Cleaning Services	6.00% Current / 7.00% PIK, Current Coupon 13.00%, Unsecured Debt (Maturity - December 17, 2022) (17)	None	10,624	10,456	10,121
		Member Units (Industrial Services Investments, LLC) (336 units; 10.00% cumulative)	—	—	202	197
		Member Units (Industrial Services Investments, LLC) (2,100,000 units)	—	—	2,100	700
					12,758	11,018
Inn of the Mountain Gods Resort and Casino	Hotel & Casino Owner & Operator	9.25% Secured Debt (Maturity - November 30, 2020)	None	10,749	10,629	9,781
iPayment, Inc. (8)	Provider of Merchant Acquisition	LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.62%, Secured Debt (Maturity - April 11, 2023)	3 month LIBOR	11,970	11,970	12,120
IronGate Energy Services, LLC (18)	Oil and Gas Services	11.00% Secured Debt (Maturity - July 1, 2018) (18)	None	5,825	5,827	1,893
Jackmont Hospitality, Inc. (8) (11)	Franchisee of Casual Dining Restaurants	LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 8.40%, Secured Debt (Maturity - May 26, 2021)	1 month LIBOR	$8,550	$8,529	$8,550
Jacuzzi Brands LLC (8)	Manufacturer of Bath and Spa Products	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 9.30%, Secured Debt (Maturity - June 28, 2023)	3 month LIBOR	5,888	5,778	5,946
Joerns Healthcare, LLC (8)	Manufacturer and Distributor of Health Care Equipment & Supplies	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.98%, Secured Debt (Maturity - May 9, 2020)	3 month LIBOR	11,119	10,964	10,331
Kellermeyer Bergensons Services, LLC (8)	Outsourced Janitorial Services to Retail/Grocery Customers	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 10.27%, Secured Debt (Maturity - April 29, 2022) (14)	3 month LIBOR	14,700	14,622	14,921
Keypoint Government Solutions, Inc. (8) (11)	Provider of Pre-Employment Screening Services	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.73%, Secured Debt (Maturity - April 18, 2024)	3 month LIBOR	11,875	11,770	11,875
LaMi Products, LLC (8) (11)	General Merchandise Distribution	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.53%, Secured Debt (Maturity -September 16, 2020)	3 month LIBOR	10,981	10,871	10,956
Larchmont Resources, LLC	Oil & Gas Exploration & Production	LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.53%, Secured Debt (Maturity - August 7, 2020) (8)	3 month LIBOR	4,226	4,226	4,184
		Member units (Larchmont Intermediate Holdco, LLC) (4,806 units)	—	—	601	1,562
					4,827	5,746
LJ Host Merger Sub, Inc. (8)	Managed Services and Hosting Provider	LIBOR Plus 5.75% (Floor 1.25%), Current Coupon 7.63%, Secured Debt (Maturity - December 13, 2019)	1 month LIBOR	17,197	16,801	16,648
Logix Acquisition Company, LLC (8) (11)	Competitive Local Exchange Carrier	LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 7.60%, Secured Debt (Maturity - December 22, 2024) (23)	1 month LIBOR	9,704	9,610	9,753
LSF9 Atlantis Holdings, LLC (8)	Provider of Wireless Telecommunications Carrier Services	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.69%, Secured Debt (Maturity - May 1, 2023)	1 month LIBOR	13,738	13,639	13,709
Lulu’s Fashion Lounge, LLC (8)(11)	Fast Fashion E-Commerce Retailer	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.88%, Secured Debt (Maturity - August 28, 2022)	1 month LIBOR	6,563	6,380	6,759
Meisler Operating, LLC (10) (13)	Provider of Short Term Trailer and Container Rental	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 10.20%, Secured Debt (Maturity - June 7, 2022) (8)	3 month LIBOR	4,740	4,627	4,635
		Member Units (Milton Meisler Holdings, LLC) (8,000 units)	—	—	1,214	1,393
					5,841	6,028
MHVC Acquisition Corp. (8)	Provider of Differentiated Information Solutions, Systems Engineering and Analytics	LIBOR Plus 5.25% (Floor 1.00%), Current Coupon 7.56%, Secured Debt (Maturity - April 29, 2024)	3 month LIBOR	10,421	10,375	10,551
Minute Key, Inc. (10) (13)	Operator of Automated Key Duplication Kiosk	Warrants (359,352 equivalent units, Expiration - May 20, 2025)	—	—	70	293
NBG Acquisition, Inc. (8)	Wholesaler of Home Decor Products	LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 7.95%, Secured Debt (Maturity - April 26, 2024)	1 month LIBOR	4,375	4,311	4,391
New Media Holdings II LLC (8) (9)	Local Newspaper Operator	LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 8.13%, Secured Debt (Maturity - July 14, 2022)	1 month LIBOR	14,197	14,007	14,290
NNE Partners, LLC (8) (11)	Oil & Gas Exploration & Production	LIBOR Plus 8.00%, Current Coupon 10.02%, Secured Debt (Maturity - March 2, 2022)	3 month LIBOR	15,458	15,332	15,326
North American Lifting Holdings, Inc. (8)	Crane Service Provider	LIBOR Plus 4.50% (Floor 1.00%), Current Coupon 6.80%, Secured Debt (Maturity - November 27, 2020)	3 month LIBOR	6,294	5,698	5,954
Novetta Solutions, LLC (8)	Provider of Advanced Analytics Solutions for Defense Agencies	LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.88%, Secured Debt (Maturity - October 17, 2022)	1 month LIBOR	12,094	11,794	11,771
NTM Acquisition Corp. (8)	Provider of B2B Travel Information Content	LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 8.55%, Secured Debt (Maturity - June 7, 2022)	3 month LIBOR	10,763	10,659	10,710
Paris Presents, Inc. (8)	Branded Cosmetic and Bath Accessories	LIBOR Plus 8.75% (Floor 1.00%), Current Coupon 10.63%, Secured Debt (Maturity - December 31, 2021) (14)	1 month LIBOR	10,000	9,904	10,125
Pasha Group (8)	Diversified Logistics and Transportation Provided	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 9.37%, Secured Debt (Maturity - January 26, 2023)	2 month LIBOR	12,109	11,742	12,230
Permian Holdco 2, Inc.	Storage Tank Manufacturer	14.00% PIK Unsecured Debt (Maturity - October 15, 2021) (17)	None	$891	$891	$891
		Series A Preferred Shares (Permian Holdco 1, Inc.) (386,255 units) (16)	—	—	1,997	2,524
		Common Shares (Permian Holdco 1, Inc.) (386,255 units)	—	—	—	25
					2,888	3,440
Pernix Therapeutics Holdings, Inc. (11)	Pharmaceutical Royalty	12.00% Secured Debt (Maturity - August 1, 2020)	None	2,652	2,634	1,714
Pier 1 Imports, Inc. (8) (9) (12)	Decorative Home Furnishings Retailer	LIBOR Plus 3.50% (Floor 1.00%), Current Coupon 5.95%, Secured Debt (Maturity - April 30, 2021)	3 month LIBOR	7,513	7,137	7,156
PPC/Shift, LLC (8) (11)	Provider of Digital Solutions to Automotive Industry	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.84%, Secured Debt (Maturity - December 22, 2021)	1 month LIBOR	6,781	6,668	6,781
Prowler Acquisition Corporation (8)	Specialty Distributor to the Energy Sector	LIBOR Plus 4.50% (Floor 1.00%), Current Coupon 6.34%, Secured Debt (Maturity - January 28, 2020)	3 month LIBOR	12,380	11,297	12,101
Radiology Partners, Inc. (8) (11)	Radiology Practice Providing Scan Interpretations	LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 7.59%, Secured Debt (Maturity - December 4, 2023)	1 month LIBOR	9,731	9,585	9,749
Renaissance Learning, Inc. (8)	Technology-based K-12 Learning Solutions	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 9.30%, Secured Debt (Maturity - April 11, 2022) (14)	3 month LIBOR	12,695	12,374	12,773
Resolute Industrial, LLC (8) (11)	HVAC Equipment Rental and Remanufacturing	LIBOR Plus 7.62% (Floor 1.00%), Current Coupon 9.31%, Secured Debt (Maturity - July 26, 2022) (24)	3 month LIBOR	17,088	16,701	16,785
		Common Stock (601 units)	—	—	750	750
					17,451	17,535
RGL Reservoir Operations, Inc. (9) (11)	Oil & Gas Equipment & Services	1.00% Current / 9.00% PIK Secured Debt (Maturity - December 21, 2024)	None	738	433	410
RM Bidder, LLC (11)	Scripted and Unscripted TV and Digital Programming Provider	Common Stock (1,854 units)	—	—	31	11
		Series A Warrants (124,915 equivalent units, Expiration - October 20, 2025)	—	—	284	—
		Series B Warrants (93,686 equivalent units, Expiration - October 20, 2025)	—	—	—	—
					315	11
Salient Partners, LP (8)	Provider of Asset Management Services	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 10.32%, Secured Debt (Maturity - June 9, 2021)	1 month LIBOR	12,943	12,633	12,780
Smart Modular Technologies, Inc. (8) (9) (11)	Provider of Specialty Memory Solutions	LIBOR Plus 6.25%, (Floor 1.00%), Current Coupon 8.05%, Secured Debt (Maturity - August 9, 2022)	3 month LIBOR	14,250	13,993	14,179
Sorenson Communications, Inc. (8)	Manufacturer of Communication Products for Hearing Impaired	LIBOR Plus 5.75% (Floor 2.25%), Current Coupon 8.06%, Secured Debt (Maturity - April 30, 2020)	3 month LIBOR	2,939	2,926	2,952
Strike, LLC (8)	Pipeline Construction and Maintenance Services	LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 10.45%, Secured Debt (Maturity - November 30, 2022)	3 month LIBOR	9,375	9,138	9,516
		LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 10.02%, Secured Debt (Maturity - May 30, 2019)	3 month LIBOR	409	394	411
					9,532	9,927
Synagro Infrastructure Company, Inc. (8) (12)	Waste Management Services	LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 7.80%, Secured Debt (Maturity - August 22, 2020)	3 month LIBOR	8,291	7,987	7,834
TE Holdings, LLC	Oil & Gas Exploration & Production	Common Units (72,785 units)	—	—	728	91
Teleguam Holdings, LLC (8)	Cable and Telecom Services Provider	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 10.38%, Secured Debt (Maturity - April 12, 2024) (14)	1 month LIBOR	7,750	7,606	7,808
TMC Merger Sub Corp (8)	Refractory & Maintenance Services Provider	LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 8.19%, Secured Debt (Maturity - October 31, 2022) (25)	1 month LIBOR	19,022	18,882	19,166
TOMS Shoes, LLC (8)	Global Designer, Distributor, and Retailer of Casual Footwear	LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 7.48%, Secured Debt (Maturity - October 30, 2020)	3 month LIBOR	$4,850	$4,612	$2,862
Turning Point Brands, Inc. (8) (9) (11)	Marketer/Distributor of Tobacco Products	LIBOR Plus 7.00%, Current Coupon 8.70%, Secured Debt (Maturity - March 7, 2024) (14)	3 month LIBOR	8,500	8,415	8,670
TVG-I-E CMN Acquisition, LLC (8) (11)	Organic Lead Generation for Online Postsecondary Schools	LIBOR Plus 6.00%, (Floor 1.00%), Current Coupon 7.88%, Secured Debt (Maturity - November 3, 2021)	1 month LIBOR	11,098	10,910	11,098
U.S. Telepacific Corp. (8) (12)	Provider of Communications and Managed Services	LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 7.30%, Secured Debt (Maturity - May 2, 2023)	3 month LIBOR	18,375	17,937	17,888
US Joiner Holding Company, LLC (8)	Marine Interior Design and Installation	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.88%, Secured Debt (Maturity - April 16, 2020)	1 month LIBOR	8,222	8,205	8,181
Valley Healthcare Group, LLC (10) (13)	Provider of Durable Medical Equipment	LIBOR Plus 12.50% (Floor 0.50%), Current Coupon 14.16%, Secured Debt (Maturity - December 29, 2020) (8)	1 month LIBOR	2,912	2,874	2,874
		Preferred Member Units (Valley Healthcare Holding, LLC) (400 units)	—	—	400	435
					3,274	3,309
VIP Cinema Holdings, Inc. (8)	Supplier of Luxury Seating to the Cinema Industry	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 8.31%, Secured Debt (Maturity - March 1, 2023)	3 month LIBOR	9,500	9,459	9,610
Vistar Media, Inc. (8) (11)	Operator of Digital Out-of-Home Advertising Platform	LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 12.31%, Secured Debt (Maturity - February 16, 2022)	3 month LIBOR	3,319	3,059	3,102
		Warrants (70,207 equivalent units, Expiration - February 17, 2027)	—	—	331	600
					3,390	3,702
Volusion, LLC (10) (13)	Provider of Online Software-as-a-Service eCommerce Solutions	11.50% Secured Debt (Maturity - January 24, 2020)	None	7,172	6,523	6,523
		Preferred Member Units (2,090,001 units)	—	—	6,000	6,000
		Warrants (784,866.80 equivalent units, Expiration - January 26, 2025)	—	—	1,104	630
					13,627	13,153
Wellnext, LLC (8) (11)	Manufacturer of Supplements and Vitamins	LIBOR Plus 10.10% (Floor 1.00%), Current Coupon 11.98%, Secured Debt (Maturity - July 21, 2022) (23)	1 month LIBOR	9,930	9,861	10,228
Wireless Vision Holdings, LLC (8) (11)	Provider of Wireless Telecommunications Carrier Services	LIBOR Plus 8.91% (Floor 1.00%), Current Coupon 10.80%, Secured Debt (Maturity - September 29, 2022) (23)	1 month LIBOR	12,867	12,556	12,603
Subtotal Non-Control/Non-Affiliate Investments (5) (85% of total portfolio investments at fair value)					$925,303	$909,632

Total Portfolio Investments					$1,071,909	$1,067,641

Short Term Investments (20)
Fidelity Institutional Money Market Funds (21)	—	Prime Money Market Portfolio, Class III Shares	—	—	$—	$—
US Bank Money Market Account (21)	—	—	—	—	10,998	10,998

Total Short Term Investments					$10,998	$10,998

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
(3) See Note 3 - Fair Value Hierarchy for Investments for summary geographic location of portfolio companies.
(4) Affiliate investments are generally defined by the Investment Company Act of 1940, as amended (the “1940 Act”), as investments in which between 5% and 25% of the voting securities are owned, or an investment in an investment company’s investment adviser, and the investments are not classified as Control investments. Fair value as of December 31, 2017 and March 31, 2018 along with transactions during the three months ended March 31, 2018 in these affiliated investments were as follows (in thousands):

		Three Months Ended March 31, 2018				Three Months Ended March 31, 2018
Affiliate Investments	Fair Value at December 31, 2017	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at March 31, 2018	Net Realized Gain (Loss)	Interest Income	Fee Income	Dividend Income

AFG Capital Group, LLC
Member units	$897	$1	$—	$42	$940	$—	$—	$—	$2
Warrants	215	—	—	10	225	—	—	—	—
Brewer Crane Holdings, LLC
Term loan	—	2,482	(49)	—	2,433	—	68	—	—
Preferred member units	—	1,070	—	—	1,070	—	—	—	8
Chamberlin HoldCo, LLC
Term loan	—	5,402	(135)	—	5,267	—	64	2	—
Member units	—	2,860	—	—	2,860	—	—	—	—
Charlotte Russe, Inc.
Term loan	—	6,285	—	(63)	6,222	—	107	—	—
Common stock	—	2,470	—	—	2,470	—	—	—	—
Charps, LLC
Term loan	4,500	14	(400)	(1)	4,113	—	146	—	—
Preferred member units	163	—	—	134	297	—	—	—	—
Clad-Rex Steel, LLC
Term loan	3,320	3	—	(3)	3,320	—	95	—	—
Member units	2,375	—	—	69	2,444	—	—	—	—
Term loan (Clad-Rex Steel RE Investor, LLC)	293	—	(1)	—	292	—	8	—	—
Member units (Clad-Rex Steel RE Investor, LLC)	70	—	—	—	70	—	—	—	51
Direct Marketing Solutions, Inc.
Term loan		4,712	(147)	—	4,565	—	88	3	—
Preferred stock	—	2,100	—	—	2,100	—	—	—	—
Freeport Financial Funds
LP interests	8,506	—	—	—	8,506	—	—	—	203
Gamber-Johnson Holdings, LLC
Term loan	5,850	6	(122)	(7)	5,727	—	188	—	—
Common stock	5,843	—	—	790	6,633	—	—	12	49
Guerdon Modular Holdings, Inc.
Term loan	2,660	103	—	(3)	2,760	—	90	—	—
Term loan	—	70	—	—	70	—	1	—	—
Common stock	—	—	—	—	—	—	—	—	—
Class B preferred units	—	—	—	—	—	—	—	—	—
Gulf Publishing Holdings, LLC
Term loan	3,151	3	(25)	—	3,129	—	103	—	—
Term loan	20	—	(20)	—	—	—	—	—	—
Member units	1,210	—	—	—	1,210	—	—	—	—
Harris Preston Fund Investments
LP interests (HPEP 3, LP)	943	90	—	—	1,033	—	—	—	—
LP interests (2717 HM, LP)	536	—	—	—	536	—	—	—	—
Hawk Ridge Systems, LLC
Term loan	3,574	4	—	(3)	3,575	—	98	—	—
Preferred member units	950	—	—	605	1,555	—	—	—	28
Preferred member units (HRS Services, ULC)	50	—	—	33	83	—	—	—	—
HWT, LLC
Term loan	2,454	—	—	4	2,458	—	83	—	—
Member units	985	—	—	—	985	—	—	9	—
Market Force Information, Inc.
Term loan	5,732	8	(120)	—	5,620	—	194	—	—
Member units	3,675	—	—	—	3,675	—	—	—	—
M.H. Corbin Holding, LLC
Term loan	3,130	1	(74)	—	3,057	—	142	—	—
Member units	1,500	—	—	—	1,500	—	—	9	—
Mystic Logistics Holdings, LLC
Term loan	1,916	3	(51)	—	1,868	—	62	—	—
Common stock	1,705	—	—	(193)	1,512	—	—	—	—
NexRev, LLC
Term loan	—	4,371	(97)	—	4,274	—	45	—	—
Preferred member units	—	1,720	—	—	1,720	—	—	3	—
NuStep, LLC
Term loan	$5,048	$6	$—	$—	$5,054	$—	$161	$—	$—
Preferred member units	2,550	—	(1)	—	2,549	—	—	—	—
SoftTouch Medical Holdings, LLC
Term loan	1,260	10	(1,260)	(10)	—	—	21	—	—
Member units	1,781	—	(869)	(912)	—	912	—	11	134
	$76,862	$33,794	$(3,371)	$492	$107,777	$912	$1,764	$49	$475
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
(6) Control investments are generally defined by the 1940 Act as investments in which more than 25% of the voting securities are owned or where the ability to nominate greater than 50% of the board representation is maintained. Fair value as of December 31, 2017 and March 31, 2018 along with transactions during the three months ended March 31, 2018 in these controlled investments were as follows (in thousands):

		Three Months Ended March 31, 2018				Three Months Ended March 31, 2018
Controlled Investments	Fair Value at December 31, 2017	Gross Additions (Cost)**	Gross Reductions (Cost)***	Net Unrealized Gain (Loss)	Fair Value at March 31, 2018	Net Realized Gain (Loss)	Interest Income	Fee Income	Dividend Income
Copper Trail Energy Fund I, LP
LP interests	$2,500	$—	$—	$—	$2,500	$—	$—	$—	$34
GRT Rubber Technologies, LLC
Term loan	5,715	7	(103)	(7)	5,612	—	156	—	—
Member units	10,821	—	—	714	11,535	—	—	17	136
HMS-ORIX SLF LLC*
Membership interests	30,643	—	—	(58)	30,585	—	—	—	525
	$49,679	$7	$(103)	$649	$50,232	$—	$156	$17	$695
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
(9) The investment is not a qualifying asset in an eligible portfolio company under Section 55(a) of the 1940 Act. A business development company (“BDC”) may not acquire any asset other than qualifying assets in eligible portfolio companies unless, at the time the acquisition is made, qualifying assets represent at least 70% of the BDC’s total assets. As of March 31, 2018, approximately 16.0% of the Company’s total assets were considered non-qualifying.
(10) Investment is classified as a Lower Middle Market investment.
(11) Investment is classified as a Private Loan portfolio investment.
(12) Investment or portion of investment is under contract to purchase and met trade date accounting criteria as of March 31, 2018. Settlement occurred or is scheduled to occur after March 31, 2018.
(13) Investment serviced by Main Street Capital Corporation pursuant to servicing arrangements with the Company.
(14) Second lien secured debt investment.
(15) Investment is classified as an Other Portfolio investment.
(16) Income producing through dividends or distributions.
(17) Unsecured debt investment.
(18) Investment is on non-accrual status as of March 31, 2018.
(19) Maturity date is under on-going negotiations with the portfolio company and other lenders, if applicable.
(20) Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less.
(21) Effective yield as of March 31, 2018 was approximately 0.25% at US Bank Money Market Account and 1.29% at Fidelity Institutional Money Market Funds.
(22) The 1, 2, 3, and 6-month London Interbank Offered Rate (“LIBOR”) rates were 1.88%, 2.00%, 2.31% and 2.45%, respectively, as of March 31, 2018. The actual LIBOR rate for each loan listed may not be the applicable LIBOR rate as of March 31, 2018, as the loan may have been priced or repriced based on a LIBOR rate prior to or subsequent to March 31, 2018. The prime rate was 4.75% as of March 31, 2018.
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

HMS Income Fund, Inc. Consolidated Schedule of Investments
As of December 31, 2017
(dollars in thousands)
Portfolio Company (1) (3)	Business Description	Type of Investment (2) (3)	Index Rate (22)	Principal (7)	Cost (7)	Fair Value (26)

Control Investments (6)
Copper Trail Energy Fund I, LP (9)(15)(16)	Investment Partnership	LP Interests (Copper Trail Energy Fund I, LP) (Fully diluted 30.1%)	—	$—	$2,500	$2,500
GRT Rubber Technologies, LLC (8) (10) (13)	Engineered Rubber Product Manufacturer	LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.36%, Secured Debt (Maturity - December 19, 2019)	1 month LIBOR	5,715	5,657	5,715
		Member Units (2,896 shares) (16)	—	—	6,435	10,821
					12,092	16,536
HMS-ORIX SLF LLC (9) (15)	Investment Partnership	Membership Interests (Fully diluted 60.00%) (16)	—	—	30,000	30,643

Subtotal Control Investments (6) (5% of total investments at fair value)					$44,592	$49,679
Affiliate Investments (4)
AFG Capital Group, LLC (10) (13)	Provider of Rent-to-Own Financing Solutions and Services	Member Units (46 shares) (16)	—	$—	$300	$897
		Warrants (10 equivalent shares, Expiration - November 7, 2024)	—	—	65	215
					365	1,112
Charps, LLC (10) (13)	Pipeline Maintenance and Construction	12.00% Secured Debt (Maturity - January 31, 2022)	None	4,600	4,497	4,500
		Preferred Member Units (400 units)	—	—	100	163
					4,597	4,663
Clad-Rex Steel, LLC (10) (13)	Specialty Manufacturer of Vinyl-Clad Metal	LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 10.86%, Secured Debt (Maturity - December 20, 2021) (8)	1 month LIBOR	3,320	3,264	3,320
		Member Units (179 units) (16)	—	—	1,820	2,375
		10.00% Secured Debt (Clad-Rex Steel RE Investor, LLC) (Maturity - December 19, 2036)	None	296	293	293
		Member Units (Clad-Rex Steel RE Investor, LLC) (200 units)	—	—	53	70
					5,430	6,058
Freeport First Lien Loan Fund III, LP (9) (15)	Investment Partnership	LP Interests (Freeport First Lien Loan Fund III, LP) (Fully diluted 5.60%) (16)	—	—	8,558	8,506
Gamber-Johnson Holdings, LLC (8) (10) (13)	Manufacturer of Ruggedized Computer Mounting Systems	LIBOR Plus 11.00% (Floor 1.00%), Current Coupon 12.36%, Secured Debt (Maturity - June 24, 2021)	1 month LIBOR	5,850	5,750	5,850
		Member Units (2,155 units) (16)	—	—	3,711	5,843
					9,461	11,693
Guerdon Modular Holdings, Inc. (10) (13)	Multi-Family and Commercial Modular Construction Company	13.00% Secured Debt (Maturity - August 13, 2019)	None	2,677	2,644	2,660
		Common Stock (53,008 shares)	—	—	746	—
		Class B Preferred Stock (101,250 shares)	—	—	285	—
					3,675	2,660
Gulf Publishing Investor, LLC (10) (13)	Energy Focused Media and Publishing	12.50% Secured Debt (Maturity - April 29, 2021)	None	3,200	3,151	3,151
		LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 10.86%, Secured Debt (Maturity - September 30, 2020) (8)	1 month LIBOR	20	20	20
		Member Units (781 shares)	—	—	920	1,210
					4,091	4,381
Harris Preston Fund Investments (15) (16)	Investment Partnership	LP Interests (HPEP 3, LP) (Fully diluted 9.60%) (9)	—	—	943	943
		LP Interests (2717 MH, LP) (Fully diluted 7.00%)	—	—	536	536
					1,479	1,479

Hawk Ridge Systems, LLC (9) (10) (13)	Value-Added Reseller of Engineering Design and Manufacturing Solutions	11.00% Secured Debt (Maturity - December 2, 2021)	None	$3,575	$3,513	$3,574
		Preferred Member Units (56 units) (16)	—	—	713	950
		Preferred Member Units (HRS Services, ULC) (56 units) (16)	—	—	38	50
					4,264	4,574
HW Temps LLC (8) (10) (13)	Temporary Staffing Solutions	LIBOR Plus 11.00% (Floor 1.00%), Current Coupon 12.36%, Secured Debt (Maturity - July 2, 2020)	1 month LIBOR	2,494	2,454	2,454
		Preferred Member Units (800 shares) (16)	—	—	986	985
					3,440	3,439
Market Force Information, Inc. (8)(10)(13)	Provider of Customer Experience Management Services	LIBOR Plus 11.00% (Floor 1.00%), Current Coupon 12.48%, Secured Debt (Maturity - July 28, 2022)	3 month LIBOR	5,840	5,732	5,732
		Member Units (170,000 units)	—	—	3,675	3,675
					9,407	9,407
M.H. Corbin, Inc. (10) (13)	Manufacturer and Distributor of Traffic Safety Products	13.00% Secured Debt (Maturity - August 31, 2020)	None	3,150	3,130	3,130
		Preferred Member Units (1,000 units)	—	—	1,500	1,500
					4,630	4,630
Mystic Logistics, Inc. (10) (13)	Logistics and Distribution Services Provider for Large Volume Mailers	12.00% Secured Debt (Maturity - August 15, 2019)	None	1,942	1,914	1,916
		Common Stock (1,468 shares) (16)	—	—	680	1,705
					2,594	3,621
NuStep, LLC (10) (13)	Designer, Manufacturer and Distributor of Fitness Equipment	12.00% Secured Debt (Maturity - January 31, 2022)	None	5,150	5,047	5,048
		Preferred Member Units (102 units)	—	—	2,550	2,550
					7,597	7,598
SoftTouch Medical Holdings LLC (8) (10) (13)	Home Provider of Pediatric Durable Medical Equipment	LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.36%, Secured Debt (Maturity - October 31, 2019)	1 month LIBOR	1,260	1,250	1,260
		Member Units (785 units) (16)	—	—	870	1,781
					2,120	3,041

Subtotal Affiliate Investments (4) (7% of total investments at fair value)					$71,708	$76,862

Non-Control/Non-Affiliate Investments (5)
AAC Holding Corp. (8)	Substance Abuse Treatment Service Provider	LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 8.13%, Secured Debt (Maturity - June 30, 2023)	3 month LIBOR	$11,751	$11,475	$11,810
Adams Publishing Group, LLC (8) (11)	Local Newspaper Operator	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.69%, Secured Debt (Maturity - November 3, 2020)	3 month LIBOR	10,341	10,123	10,147
ADS Tactical, Inc. (8) (11)	Value-Added Logistics and Supply Chain Solutions Provider	LIBOR Plus 7.50% (Floor 0.75%), Current Coupon 9.19%, Secured Debt (Maturity - December 31, 2022)	3 month LIBOR	12,981	12,671	12,801
Aethon United BR, LP (8)(11)	Oil & Gas Exploration & Production	LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 8.16%, Secured Debt (Maturity - September 8, 2023) (14)	1 month LIBOR	3,438	3,388	3,388
Ahead, LLC (8) (11)	IT Infrastructure Value Added Reseller	LIBOR Plus 6.50%, Current Coupon 8.20%, Secured Debt (Maturity - November 2, 2020)	3 month LIBOR	7,374	7,233	7,420
Allflex Holdings III Inc. (8)	Manufacturer of Livestock Identification Products	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.36%, Secured Debt (Maturity - July 19, 2021) (14)	3 month LIBOR	13,964	14,054	14,075
American Scaffold Holdings, Inc. (8) (11)	Marine Scaffolding Service Provider	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.19%, Secured Debt (Maturity - March 31, 2022)	3 month LIBOR	7,031	6,948	6,996

American Teleconferencing Services, Ltd. (8)	Provider of Audio Conferencing and Video Collaboration Solutions	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.90%, Secured Debt (Maturity - December 8, 2021)	2 month LIBOR	$9,532	$8,684	$9,407
		LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 10.85%, Secured Debt (Maturity - June 6, 2022) (14)	3 month LIBOR	5,571	5,335	5,260
					14,019	14,667
Apex Linen Service, Inc. (10) (13)	Industrial Launderers	16.00% Secured Debt (Maturity - October 30, 2022)	None	3,604	3,552	3,552
		LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.36%, Secured Debt (Maturity - October 30, 2022) (8)	1 month LIBOR	600	600	600
					4,152	4,152
Arcus Hunting, LLC (8) (11)	Manufacturer of Bowhunting and Archery Products and Accessories	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.34%, Secured Debt (Maturity - November 13, 2019)	1 month LIBOR	7,696	7,618	7,690
ATI Investment Sub, Inc. (8)	Manufacturer of Solar Tracking Systems	LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.82%, Secured Debt (Maturity - June 22, 2021)	1 month LIBOR	7,364	7,221	7,346
ATX Networks Corp. (8) (9)	Provider of Radio Frequency Management Equipment	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.33%, Current Coupon plus PIK 8.33%, Secured Debt (Maturity - June 11, 2021)	3 month LIBOR	14,474	14,253	14,384
BarFly Ventures, LLC (11)	Casual Restaurant Group	12.00% Secured Debt (Maturity - August 31, 2020)	None	2,905	2,863	2,905
		Warrants (.410 equivalent units, Expiration - August 31, 2025)	—	—	158	175
		Options (.731 equivalent units)	—	—	133	309
					3,154	3,389
BBB Tank Services, LLC (10) (13)	Maintenance, Repair and Construction Services to the Above-Ground Storage Tank Market	15.00% Secured Debt (Maturity - April 8, 2021)	None	1,000	987	969
		LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 10.74%, Secured Debt (Maturity - April 9, 2018) (8)	1 month LIBOR	200	200	200
		Member Units (200,000 units)	—	—	200	125
					1,387	1,294
Berry Aviation, Inc. (11)	Airline Charter Service Operator	Current Coupon 13.75%, Secured Debt (Maturity - January 30, 2020) (14)	None	1,407	1,395	1,407
		Common Stock (138 shares)	—	—	100	252
					1,495	1,659
BigName Commerce, LLC (8) (11)	Provider of Envelopes and Complimentary Stationery Products	LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.59%, Secured Debt (Maturity - May 11, 2022)	1 month LIBOR	2,488	2,460	2,460
Binswanger Enterprises, LLC (8) (11)	Glass Repair and Installation Service Provider	LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.49%, Secured Debt (Maturity - March 9, 2022)	3 month LIBOR	15,267	15,002	15,135
		Member Units (1,050,000 Class A units)	—	—	1,050	1,000
					16,052	16,135
Bluestem Brands, Inc. (8)	Multi-Channel Retailer of General Merchandise	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 9.07%, Secured Debt (Maturity - November 6, 2020)	3 month LIBOR	13,005	12,836	9,158
Boccella Precast Products, LLC (8) (10) (13)	Manufacturer of Precast Hollow Core Concrete	LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 11.34%, Secured Debt (Maturity - June 30, 2022)	1 month LIBOR	4,100	4,005	4,100
		Member Units (540,000 units)	—	—	540	860
					4,545	4,960
Brightwood Capital Fund Investments (9) (15)	Investment Partnership	LP Interests (Brightwood Capital Fund III, LP) (Fully diluted 0.52%) (16)	—	—	4,075	3,443
		LP Interests (Brightwood Capital Fund IV, LP) (Fully diluted 1.58%) (16)	—	—	2,037	2,037
					6,112	5,480
Brundage-Bone Concrete Pumping, Inc.	Construction Services Provider	10.38% Secured Debt (Maturity - September 1, 2023) (14)	None	12,000	12,074	12,720
Buca C, LLC (8) (10) (13)	Casual Restaurant Group	LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.63%, Secured Debt (Maturity - June 30, 2020)	1 month LIBOR	$13,536	$13,386	$13,386
		Preferred Member Units (4 units, 6.00% cumulative) (16)	—	—	2,702	2,781
					16,088	16,167
Cadence Aerospace, LLC (8) (11)	Aerospace and Defense	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.91%, Secured Debt (Maturity - November 14, 2023)	3 month LIBOR	15,000	14,853	14,853
CAI Software, LLC (10) (13)	Provider of Specialized Enterprise Resource Planning Software	12.00% Secured Debt (Maturity - October 10, 2019)	None	1,021	1,005	1,021
		Member Units (16,339 units) (16)	—	—	163	807
					1,168	1,828
CapFusion Holding, LLC (9) (10) (13)	Business Lender	13.00% Secured Debt (Maturity - March 25, 2021) (18)	None	1,669	1,394	468
CDHA Management, LLC (8) (11)	Dental Services	LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.78%, Secured Debt (Maturity - December 5, 2021)	3 month LIBOR	5,365	5,270	5,365
Central Security Group, Inc. (8)	Security Alarm Monitoring Service Provider	LIBOR Plus 5.63% (Floor 1.00%), Current Coupon 7.19%, Secured Debt (Maturity - October 6, 2021)	1 month LIBOR	7,481	7,462	7,518
Cenveo Corporation	Provider of Commercial Printing, Envelopes, Labels, Printed Office Products	6.00% Secured Debt (Maturity - August 1, 2019)	None	15,000	13,706	10,650
Charlotte Russe, Inc. (8)	Fast-Fashion Retailer to Young Women	LIBOR Plus 5.50% (Floor 1.25%), Current Coupon 6.89%, Secured Debt (Maturity - May 22, 2019)	3 month LIBOR	14,972	14,863	6,045
Clarius BIGS, LLC (11) (18)	Prints & Advertising Film Financing	15.00% PIK Secured Debt (Maturity - January 5, 2015) (18)	None	2,140	1,882	62
		20.00% PIK Secured Debt (Maturity - January 5, 2015) (18)	None	773	680	22
					2,562	84
Clickbooth.com, LLC (8) (11)	Provider of Digital Advertising Performance Marketing Solutions	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 10.01%, Secured Debt (Maturity - December 5, 2022)	1 month LIBOR	3,000	2,941	2,941
Construction Supply Investments, LLC (11)	Distribution Platform of Specialty Construction Materials to Professional Concrete and Masonry Contractors	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.57%, Secured Debt (Maturity - June 30, 2023) (8)	1 month LIBOR	7,125	7,090	7,090
		Member units (20,000 units)	—	—	3,723	3,723
					10,813	10,813
ContextMedia Health, LLC (8)	Provider of Healthcare Media Content	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.13%, Secured Debt (Maturity - December 23, 2021)	1 month LIBOR	9,500	8,685	6,413
CTVSH, PLLC (8) (11) (13)	Emergency Care and Specialty Service Animal Hospital	LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.48%, Secured Debt (Maturity - August 3, 2022)	1 month LIBOR	2,963	2,907	2,907
Datacom, LLC (10) (13)	Technology and Telecommunications Provider	5.25% Current / 5.25% PIK, Current Coupon 10.50% Secured Debt (Maturity - May 30, 2019)	None	1,366	1,357	1,229
		8.00% Secured Debt (Maturity - May 30, 2018)	None	175	175	175
		Class A Preferred Member Units (1,530 units, 15.00% cumulative) (16)	—	—	131	81
		Class B Preferred Member Units (717 units)	—	—	670	—
					2,333	1,485
Digital River, Inc. (8)	Provider of Outsourced e-Commerce Solutions and Services	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.08%, Secured Debt (Maturity - February 12, 2021)	3 month LIBOR	8,946	8,898	8,969
Evergreen Skills Lux S.á r.l. (d/b/a Skillsoft) (8) (9)	Technology-Based Performance Support Solutions	LIBOR Plus 8.25% (Floor 1.00%), Current Coupon 9.82%, Secured Debt (Maturity - April 28, 2022) (14)	1 month LIBOR	10,901	10,510	9,725
Extreme Reach, Inc. (8)	Integrated TV and Video Advertising Platform	LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.59%, Secured Debt (Maturity - February 7, 2020)	3 month LIBOR	10,411	10,397	10,398
Felix Investments Holdings II, LLC (8) (11)	Oil and Gas Exploration and Production	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.90%, Secured Debt (Maturity - August 9, 2022)	3 month LIBOR	$3,333	$3,267	$3,267
Flavors Holdings, Inc. (8)	Global Provider of Flavoring and Sweetening Products and Solutions	LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 7.44%, Secured Debt (Maturity - April 3, 2020)	3 month LIBOR	12,407	11,853	11,507
GoWireless Holdings, Inc. (8) (12)	Provider of Wireless Telecommunications Carrier Services	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.16%, Secured Debt (Maturity - December 22, 2024)	3 month LIBOR	15,000	14,850	14,888
GST Autoleather, Inc. (8)	Automotive Leather Manufacturer	Prime Plus 6.50% (Floor 2.00%), Current Coupon 11.00%, Secured Debt (Maturity - July 10, 2020)	PRIME	17,384	16,898	13,994
		Prime Plus 6.50% (Floor 2.25%), Current Coupon 11.00%, Secured Debt (Maturity - April 5, 2018)	PRIME	3,377	3,299	3,326
					20,197	17,320
Guitar Center, Inc.	Musical Instruments Retailer	6.50% Secured Debt (Maturity - April 15, 2019)	None	15,015	14,490	13,889
Hojeij Branded Foods, LLC (8) (11)	Multi-Airport, Multi-Concept Restaurant Operator	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.57%, Secured Debt (Maturity - July 20, 2022)	1 month LIBOR	12,107	12,000	12,107
Hoover Group, Inc. (8) (9) (11)	Provider of Storage Tanks and Related Products to the Energy and Petrochemical Markets	LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.70%, Secured Debt (Maturity - January 28, 2021)	3 month LIBOR	14,848	14,030	13,656
Hunter Defense Technologies, Inc. (8)	Provider of Military and Commercial Shelters and Systems	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.35%, Secured Debt (Maturity - August 5, 2019)	3 month LIBOR	14,552	14,161	14,389
Hydrofarm Holdings, LLC (8) (11)	Wholesaler of Horticultural Products	LIBOR Plus 7.00%, Current Coupon 8.49%, Secured Debt (Maturity - May 12, 2022)	1 month LIBOR	6,666	6,546	6,657
iEnergizer Limited (8) (9)	Provider of Business Outsourcing Solutions	LIBOR Plus 6.00% (Floor 1.25%), Current Coupon 7.57%, Secured Debt (Maturity - May 1, 2019)	1 month LIBOR	10,644	10,408	10,618
Implus Footcare, LLC (8) (11)	Provider of Footwear and Other Accessories	LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 8.44%, Secured Debt (Maturity - April 30, 2021)	3 month LIBOR	14,491	14,299	14,394
Industrial Services Acquisitions, LLC (11)	Industrial Cleaning Services	11.25% Current / 0.75% PIK, Current Coupon 12.00%, Unsecured Debt (Maturity - December 17, 2022) (17)	None	10,603	10,429	10,603
		Member Units (Industrial Services Investments, LLC) (2,100,000 units)	—	—	2,100	1,890
					12,529	12,493
Inn of the Mountain Gods Resort and Casino	Hotel & Casino Owner & Operator	9.25% Secured Debt (Maturity - November 30, 2020)	None	10,749	10,620	9,782
iPayment, Inc. (8)	Provider of Merchant Acquisition	LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.62%, Secured Debt (Maturity - April 11, 2023)	3 month LIBOR	11,970	11,970	12,090
iQor US Inc. (8)	Business Process Outsourcing Services Provider	LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.34%, Secured Debt (Maturity - April 1, 2021)	3 month LIBOR	7,678	7,338	7,649
IronGate Energy Services, LLC (18)	Oil and Gas Services	11.00% Secured Debt (Maturity - July 1, 2018) (18)	None	5,825	5,827	2,039
Joerns Healthcare, LLC (8)	Manufacturer and Distributor of Health Care Equipment & Supplies	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.48%, Secured Debt (Maturity - May 9, 2020)	3 month LIBOR	11,119	10,948	10,359
Kellermeyer Bergensons Services, LLC (8)	Outsourced Janitorial Services to Retail/Grocery Customers	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.88%, Secured Debt (Maturity - April 29, 2022) (14)	3 month LIBOR	14,700	14,618	14,241
Keypoint Government Solutions, Inc. (8) (11)	Provider of Pre-Employment Screening Services	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.35%, Secured Debt (Maturity - April 18, 2024)	3 month LIBOR	12,031	11,921	12,031
LaMi Products, LLC (8) (11)	General Merchandise Distribution	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.05%, Secured Debt (Maturity -September 16, 2020)	3 month LIBOR	11,110	10,988	11,085
Larchmont Resources, LLC (8)	Oil & Gas Exploration & Production	LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.53%, Secured Debt (Maturity - August 7, 2020)	3 month LIBOR	4,118	4,118	4,076
		Member units (Larchmont Intermediate Holdco, LLC) (4,806 units)	—	—	601	1,658
					4,719	5,734
LJ Host Merger Sub, Inc. (8)	Managed Services and Hosting Provider	LIBOR Plus 6.75% (Floor 1.25%), Current Coupon 8.44%, Secured Debt (Maturity - December 13, 2019)	3 month LIBOR	$16,137	$15,744	$15,714
		LIBOR Plus 6.75% (Floor 1.25%), Current Coupon 8.44%, Secured Debt (Maturity - December 13, 2018)	3 month LIBOR	2,433	2,358	2,293
					18,102	18,007
Logix Acquisition Company, LLC (8) (11)	Competitive Local Exchange Carrier	LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 7.28%, Secured Debt (Maturity - August 9, 2024) (23)	1 month LIBOR	9,730	9,632	9,839
LSF9 Atlantis Holdings, LLC (8)	Provider of Wireless Telecommunications Carrier Services	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.36%, Secured Debt (Maturity - May 1, 2023)	1 month LIBOR	13,825	13,722	13,897
Lulu’s Fashion Lounge, LLC (8)(11)	Fast Fashion E-Commerce Retailer	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.57%, Secured Debt (Maturity - August 28, 2022)	1 month LIBOR	6,690	6,496	6,766
Meisler Operating, LLC (10) (13)	Provider of Short Term Trailer and Container Rental	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.84%, Secured Debt (Maturity - June 7, 2022) (8)	3 month LIBOR	4,200	4,095	4,104
		Member Units (Milton Meisler Holdings, LLC) (8,000 units)	—	—	800	848
					4,895	4,952
MHVC Acquisition Corp. (8)	Provider of Differentiated Information Solutions, Systems Engineering and Analytics	LIBOR Plus 5.25% (Floor 1.00%), Current Coupon 6.95%, Secured Debt (Maturity - April 29, 2024)	1 month LIBOR	10,448	10,399	10,578
Minute Key, Inc. (10) (13)	Operator of Automated Key Duplication Kiosk	Warrants (359,352 equivalent units, Expiration - May 20, 2025)	—	—	70	293
NBG Acquisition, Inc. (8)	Wholesaler of Home Decor Products	LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 7.19%, Secured Debt (Maturity - April 26, 2024)	1 month LIBOR	4,402	4,336	4,452
New Media Holdings II LLC (8) (9)	Local Newspaper Operator	LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.82%, Secured Debt (Maturity - July 14, 2022)	1 month LIBOR	17,033	16,762	17,176
NNE Issuer, LLC (8) (11)	Oil & Gas Exploration & Production	LIBOR Plus 8.00%, Current Coupon 9.49%, Secured Debt (Maturity - March 2, 2022)	3 month LIBOR	11,958	11,851	11,854
North American Lifting Holdings, Inc. (8)	Crane Service Provider	LIBOR Plus 4.50% (Floor 1.00%), Current Coupon 6.19%, Secured Debt (Maturity - November 27, 2020)	3 month LIBOR	6,310	5,666	5,912
Novetta Solutions, LLC (8)	Provider of Advanced Analytics Solutions for Defense Agencies	LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.70%, Secured Debt (Maturity - October 17, 2022)	3 month LIBOR	9,625	9,382	9,364
NTM Acquisition Corp. (8)	Provider of B2B Travel Information Content	LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.94%, Secured Debt (Maturity - June 7, 2022)	3 month LIBOR	10,908	10,797	10,853
Paris Presents, Inc. (8)	Branded Cosmetic and Bath Accessories	LIBOR Plus 8.75% (Floor 1.00%), Current Coupon 10.32%, Secured Debt (Maturity - December 31, 2021) (14)	1 month LIBOR	10,000	9,899	9,950
Parq Holdings, LP (8) (9)	Hotel and Casino Operator	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 9.19%, Secured Debt (Maturity - December 17, 2020)	3 month LIBOR	12,469	12,317	12,547
Permian Holdco 2, Inc.	Storage Tank Manufacturer	14.00% PIK Unsecured Debt (Maturity - October 15, 2021) (17)	None	765	765	765
		Series A Preferred Shares (Permian Holdco 1, Inc.) (386,255 units) (12.00% Cumulative) (16)	—	—	1,997	2,449
		Common Shares (Permian Holdco 1, Inc.) (386,255 units)	—	—	—	350
					2,762	3,564
Permian Holdings, Inc.	Storage Tank Manufacturer	10.50% Secured Debt (Maturity - January 15, 2018)	None	1,000	968	290
Pernix Therapeutics Holdings, Inc. (11)	Pharmaceutical Royalty - Anti-Migraine	12.00% Secured Debt (Maturity - August 1, 2020)	None	2,737	2,717	1,725
PPC/Shift, LLC (8) (11)	Provider of Digital Solutions to Automotive Industry	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.69%, Secured Debt (Maturity - December 22, 2021)	3 month LIBOR	6,825	6,704	6,825
Prowler Acquisition Corporation (8)	Specialty Distributor to the Energy Sector	LIBOR Plus 4.50% (Floor 1.00%), Current Coupon 6.34%, Secured Debt (Maturity - January 28, 2020)	3 month LIBOR	12,412	11,199	11,854
Renaissance Learning, Inc. (8)	Technology-based K-12 Learning Solutions	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.69%, Secured Debt (Maturity - April 11, 2022) (14)	3 month LIBOR	$12,695	$12,359	$12,767
Resolute Industrial, LLC (8) (11)	HVAC Equipment Rental and Remanufacturing	LIBOR Plus 7.62% (Floor 1.00%), Current Coupon 8.95%, Secured Debt (Maturity - July 26, 2022) (24)	3 month LIBOR	17,086	16,679	16,774
		Common Stock (601 units)	—	—	750	750
					17,429	17,524
RGL Reservoir Operations, Inc. (9) (11)	Oil & Gas Equipment & Services	1.00% Current / 9.00% PIK Secured Debt (Maturity - December 23, 2024)	None	721	407	407
RM Bidder, LLC (11)	Full-scale Film and Television Production and Distribution	Common Stock (1,854 units)	—	—	31	13
		Series A Warrants (124,915 equivalent units, Expiration - October 20, 2025)	—	—	284	—
		Series B Warrants (93,686 equivalent units, Expiration - October 20, 2025)	—	—	—	—
					315	13
Salient Partners, LP (8)	Provider of Asset Management Services	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.85%, Secured Debt (Maturity - June 9, 2021)	3 month LIBOR	11,042	10,748	10,711
Smart Modular Technologies, Inc. (8) (9) (11)	Provider of Specialty Memory Solutions	LIBOR Plus 6.25%, (Floor 1.00%), Current Coupon 7.66%, Secured Debt (Maturity - August 9, 2022)	3 month LIBOR	14,625	14,351	14,552
Sorenson Communications, Inc.	Manufacturer of Communication Products for Hearing Impaired	9.00% Secured Debt (Maturity - October 31, 2020) (14)	None	6,616	6,457	6,599
		LIBOR Plus 5.75% (Floor 2.25%), Current Coupon 8.00%, Secured Debt (Maturity - April 30, 2020) (8)	3 month LIBOR	2,947	2,932	2,971
					9,389	9,570
Strike, LLC (8)	Pipeline Construction and Maintenance Services	LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity - November 30, 2022)	3 month LIBOR	9,500	9,251	9,643
		LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.45%, Secured Debt (Maturity - May 30, 2019)	3 month LIBOR	2,500	2,480	2,513
					11,731	12,156
Synagro Infrastructure Company, Inc. (8)	Waste Management Services	LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 7.19%, Secured Debt (Maturity - August 22, 2020)	3 month LIBOR	6,411	6,235	6,023
TE Holdings, LLC	Oil & Gas Exploration & Production	Common Units (72,785 units)	—	—	728	118
Teleguam Holdings, LLC (8)	Cable and Telecom Services Provider	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 10.07%, Secured Debt (Maturity - April 12, 2024) (14)	1 month LIBOR	7,750	7,602	7,808
TMC Merger Sub Corp (8)	Refractory & Maintenance Services Provider	LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.88%, Secured Debt (Maturity - October 31, 2022) (25)	1 month LIBOR	19,140	18,993	19,237
TOMS Shoes, LLC (8)	Global Designer, Distributor, and Retailer of Casual Footwear	LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.98%, Secured Debt (Maturity - October 30, 2020)	3 month LIBOR	4,863	4,604	2,893
Turning Point Brands, Inc. (8) (9) (11)	Marketer/Distributor of Tobacco Products	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.61%, Secured Debt (Maturity - May 17, 2022) (24)	3 month LIBOR	8,436	8,364	8,605
TVG-I-E CMN Acquisition, LLC (8) (11)	Organic Lead Generation for Online Postsecondary Schools	LIBOR Plus 6.00%, (Floor 1.00%), Current Coupon 7.56%, Secured Debt (Maturity - November 3, 2021)	1 month LIBOR	8,170	8,031	8,170
U.S. Telepacific Corp. (8)	Provider of Communications and Managed Services	LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.69%, Secured Debt (Maturity - May 2, 2023)	3 month LIBOR	16,421	16,027	15,754
USJ-IMECO Holding Company, LLC (8)	Marine Interior Design and Installation	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.70%, Secured Debt (Maturity - April 16, 2020)	3 month LIBOR	8,243	8,224	8,202

Valley Healthcare Group, LLC (8) (10) (13)	Provider of Durable Medical Equipment	LIBOR Plus 12.50% (Floor 0.50%), Current Coupon 13.86%, Secured Debt (Maturity - December 29, 2020)	1 month LIBOR	$2,942	$2,901	$2,901
		Preferred Member Units (Valley Healthcare Holding, LLC) (400 units)	—	—	400	400
					3,301	3,301
VIP Cinema Holdings, Inc. (8)	Supplier of Luxury Seating to the Cinema Industry	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.70%, Secured Debt (Maturity - March 1, 2023)	3 month LIBOR	9,625	9,582	9,721
Vistar Media, Inc. (8) (11)	Operator of Digital Out-of-Home Advertising Platform	LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 11.69%, Secured Debt (Maturity - February 16, 2022)	3 month LIBOR	3,319	3,046	3,102
		Warrants (70,207 equivalent units, Expiration - February 17, 2027)	—	—	331	500
					3,377	3,602
Volusion, LLC (10) (13)	Provider of Online Software-as-a-Service eCommerce Solutions	11.50% Secured Debt (Maturity - January 24, 2020)	None	7,172	6,453	6,453
		Preferred Member Units (2,090,001 units)	—	—	6,000	6,000
		Warrants (784,866.80 equivalent units, Expiration - January 26, 2025)	—	—	1,104	891
					13,557	13,344
Wellnext, LLC (8) (11)	Manufacturer of Supplements and Vitamins	LIBOR Plus 10.10% (Floor 1.00%), Current Coupon 11.67%, Secured Debt (Maturity - July 21, 2022) (23)	1 month LIBOR	9,930	9,856	9,930
Wireless Vision Holdings, LLC (8) (11)	Provider of Wireless Telecommunications Carrier Services	LIBOR Plus 8.91% (Floor 1.00%), Current Coupon 10.27%, Secured Debt (Maturity - September 29, 2022) (23)	1 month LIBOR	12,899	12,574	12,574
Wirepath, LLC (8)	E-Commerce Provider Into Connected Home Market	LIBOR Plus 5.25% (Floor 1.00%), Current Coupon 6.87%, Secured Debt (Maturity - August 5, 2024)	2 month LIBOR	11,471	11,416	11,629

Subtotal Non-Control/Non-Affiliate Investments (5) (88% of total portfolio investments at fair value)					$948,029	$922,898

Total Portfolio Investments					$1,064,329	$1,049,439

Short Term Investments (20)
Fidelity Institutional Money Market Funds (21)	—	Prime Money Market Portfolio, Class III Shares	—	—	$11,335	$11,335
US Bank Money Market Account (21)	—	—	—	—	18,613	18,613

Total Short Term Investments					$29,948	$29,948
(1) All investments are Middle Market portfolio investments, unless otherwise noted. All of the assets of the Company are encumbered as security for the Company’s credit agreements. See Note 6 - Borrowings.
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
* Together with Orix, the Company co-invests through HMS-ORIX, which is organized as a Delaware limited liability company. Pursuant to the terms of the limited liability company agreement and through representation on the HMS-ORIX Board of Managers, the Company and Orix each have 50% voting control of HMS-ORIX and together will agree on all portfolio and investment decisions as well as all other significant actions for HMS-ORIX. Therefore, although the Company owns more than 25% of the voting securities of HMS-ORIX, the Company does not have control over HMS-ORIX for purposes of the 1940 Act or otherwise.
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

The Company’s primary investment objective is to generate current income through debt and equity investments. A secondary objective of the Company is to generate long-term capital appreciation through equity and equity-related investments including warrants, convertible securities and other rights to acquire equity securities. The Company’s portfolio strategy is to invest primarily in illiquid debt and equity securities issued by lower middle market (“LMM”) companies, which generally have annual revenues between $10 million and $150 million, and middle market (“Middle Market”) companies that are generally larger in size than the LMM companies, with annual revenues typically between $10 million and $3 billion. The Company’s LMM and Middle Market portfolio investments generally range in size from $1 million to $15 million. The Company categorizes some of its investments in LMM companies and Middle Market companies as private loan (“Private Loan”) portfolio investments. Private Loan investments, often referred to in the debt markets as “club deals,” are investments, generally in debt instruments, that the Company originates on a collaborative basis with other investment funds. Private Loan investments are typically similar in size, structure, terms and conditions to investments the Company holds in its LMM portfolio and Middle Market portfolio. The Company’s portfolio also includes other portfolio (“Other Portfolio”) investments primarily consisting of the Company’s investment in HMS-ORIX (see Note 4 - Investment in HMS-ORIX SLF LLC) and investments managed by third parties, which differ from the typical profiles for the Company’s other types of investments.

The Company previously registered for sale up to 150,000,000 shares of common stock pursuant to a registration statement on Form N-2 (File No. 333-178548) which was initially declared effective by the Securities and Exchange Commission (the “SEC”) on June 4, 2012 (the “Initial Offering”). The Initial Offering terminated on December 1, 2015. The Company raised approximately $601.2 million under the Initial Offering, including proceeds from the dividend reinvestment plan of approximately $22.0 million. The Company also registered for sale up to $1,500,000,000 worth of shares of common stock (the “Offering”) pursuant to a new registration statement on Form N-2 (File No. 333-204659), as amended. With the approval of the Company’s board of directors, the Company closed the Offering to new investors effective September 30, 2017. Through March 31, 2018, the Company raised approximately $191.0 million in the Offering, including proceeds from the distribution reinvestment plan of approximately $59.3 million.

The Company has three wholly owned subsidiaries. HMS Funding I LLC (“HMS Funding”) and HMS Equity Holding, LLC (“HMS Equity Holding”) were both organized as Delaware limited liability companies and HMS Equity Holding II, Inc. (“HMS Equity Holding II”) was organized as a Delaware corporation. HMS Funding was created pursuant to the Deutsche Bank Credit Facility (as defined below in Note 5 - Borrowings) in order to function as a “Structured Subsidiary,” which is permitted to incur debt outside of the EverBank Credit Facility since it is not a guarantor under the EverBank Credit Facility. HMS Equity Holding and HMS Equity Holding II, which have elected to be taxable entities, primarily hold equity investments in certain portfolio companies which are “pass through” entities for tax purposes.

The business of the Company is managed by HMS Adviser LP (the “Adviser”), a Texas limited partnership and affiliate of Hines Interests Limited Partnership (“Hines”), under an Investment Advisory and Administrative Services Agreement dated May 31, 2012 (as amended, the “Investment Advisory Agreement”). The Company and the Adviser have retained MSC Adviser I, LLC (the “Sub-Adviser”), a wholly owned subsidiary of Main Street Capital Corporation (“Main Street”), a New York Stock Exchange listed BDC, as the Company’s investment sub-adviser, pursuant to an Investment Sub-Advisory Agreement (the “Sub-Advisory Agreement”), to identify, evaluate, negotiate and structure prospective investments, make investment and portfolio management recommendations for approval by the Adviser, monitor the Company’s investment portfolio and provide certain ongoing administrative services to the Adviser. The Adviser and the Sub-Adviser are collectively referred to as the “Advisers,” and each is registered as an investment adviser under the Investment Advisers Act of 1940, as amended. Upon the execution of the Sub-Advisory Agreement, Main Street became an affiliate of the Company. The Company’s board of directors most recently reapproved the Investment Advisory Agreement and Sub-Advisory Agreement on May 10, 2018. The Company engaged Hines Securities, Inc. (the “Dealer Manager”), an affiliate of the Adviser, to serve as the Dealer Manager for our offerings, if any.

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company’s wholly owned consolidated subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Under the 1940 Act rules, regulations pursuant to Articles 6, 10 and 12 of Regulation S-X and Topic 946, Financial Services - Investment Companies, of the Accounting Standards Codification, as amended (the “ASC”), of the Financial Accounting Standards Board (the “FASB”), the Company is precluded from consolidating portfolio company investments, including those in which the Company has a controlling interest, unless the portfolio company is a wholly-owned investment company. An exception to this general principle occurs if the Company owns a controlled operating company whose purpose is to provide services to the Company such as an investment adviser or transfer agent. None of the Company’s investments qualifies for this exception. Therefore, the Company’s portfolio company investments, including those in which the Company has a controlling interest, are carried on the Condensed Consolidated Balance Sheet at fair value, as discussed below, with changes to fair value recognized as “Net Change in Unrealized Appreciation (Depreciation) on Investments” on the Condensed Consolidated Statements of Operations until the investment is realized, usually upon exit, resulting in any gain or loss on exit being recognized as a realized gain or loss. However, in the event that any controlled subsidiary exceeds the tests of significance set forth in Rules 3-09 or 4-08(g) of Regulation S-X, the Company will include required financial information for such subsidiary in the notes or as an attachment to its condensed consolidated financial statements.

The unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the Company’s results for the interim periods presented. The results of operations for interim periods are not indicative of results to be expected for the full year.

Amounts as of December 31, 2017 included in the unaudited condensed consolidated financial statements have been derived from the Company’s audited consolidated financial statements as of that date. All intercompany accounts and transactions have been eliminated in consolidation. Certain financial information that is normally included in annual financial statements, including certain financial statement footnotes, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year. Therefore, these financial statements should be read in conjunction with the Company’s financial statements and notes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the SEC on March 21, 2018.

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

As of March 31, 2018, the Company had five debt investments in four portfolio companies that were on non-accrual status, all of which were more than 90 days past due. Each of these portfolio companies experienced a significant decline in credit quality raising doubt regarding the Company’s ability to collect the principal and interest contractually due. Given the credit deterioration of these portfolio companies, the Company ceased accruing interest income on the non-accrual debt investments and wrote off any previously accrued interest deemed uncollectible. As of March 31, 2018, the Company is not aware of any other material changes to the creditworthiness of the borrowers underlying its debt investments.

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

As of March 31, 2018 and December 31, 2017, the Company held 18 and 19 investments, respectively, which contained a PIK provision. As of March 31, 2018, two of the 18 investments with PIK provisions were on non-accrual status. No PIK interest was recorded on these two non-accrual investments during the three months ended March 31, 2018. As of December 31, 2017, three of the 19 investments with PIK provisions were on non-accrual status. No PIK interest was recorded on these investments during the year ended December 31, 2017. For the three months ended March 31, 2018 and 2017, the Company capitalized $212,000 and $320,000, respectively, of PIK interest income. The Company stops accruing PIK interest and writes off any accrued and uncollected interest in arrears when it determines that such PIK interest in arrears is no longer collectible.

The Company may periodically provide services, including structuring and advisory services, to its portfolio companies or other third parties. The income from such services is non-recurring. For services that are separately identifiable and evidence exists to substantiate fair value, income is recognized as earned, which is generally when the investment or other applicable transaction closes. For the three months ended March 31, 2018 and 2017, the Company recognized $334,000 and $785,000, respectively, of non-recurring fee income received from its portfolio companies or other third parties, which accounted for approximately 1.3% and 3.1%, respectively, of the Company’s total investment income during such period. Fees received in connection with debt financing transactions for services that do not meet these criteria are treated as debt origination fees and are deferred and accreted into interest income over the life of the financing.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014‑09, Revenue from Contracts with Customers (Topic 606). ASU 2014‑09 supersedes the revenue recognition requirements under ASC 605, Revenue Recognition, and most industry‑specific guidance throughout the Industry Topics of the ASC. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Under the new guidance, an entity is required to perform the following five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The new guidance will significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. Additionally, the guidance requires improved disclosures as to the nature, amount, timing and uncertainty of revenue that is recognized. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarified the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarified the implementation guidance regarding performance obligations and licensing arrangements. In May 2016, the FASB issued ASU No. 2016‑12, Revenue from Contracts with Customers (Topic 606)-Narrow‑Scope Improvements and Practical Expedients, which clarified guidance on assessing collectability, presenting sales tax, measuring non-cash consideration, and certain transition matters. The new guidance is effective for the annual reporting period beginning after December 15, 2017. Substantially all of the Company’s income is not within the scope of ASU 2014-09. For those income items that are within the scope of ASU 2014-09 (primarily fee income), the Company has similar performance obligations as compared with deliverables and separate units of account previously identified. As a result, the Company’s timing of its revenue recognition remains the same and the adoption of the standard was not material.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities which amends the guidance related to the classification and measurement of investments in equity securities. The guidance requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. The

ASU will also amend the guidance related to the presentation of certain fair value changes for financial liabilities measured at fair value and certain disclosure requirements associated with the fair value of financial instruments. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The impact of the adoption of this new accounting standard did not have a material impact on the Company’s condensed consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which addresses eight specific cash flow issues including, among other things, the classification of debt prepayment or debt extinguishment costs. ASU No. 2016-15 is effective for annual reporting periods, and the interim periods within those periods, beginning after December 15, 2017. The impact of the adoption of this new accounting standard did not have a material impact on the Company’s condensed consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230),” which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new guidance is effective for interim and annual periods beginning after December 15, 2017. The amendment should be adopted retrospectively. The impact of the adoption of this new accounting standard did not have a material impact on the Company’s condensed consolidated financial statements.

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

As of March 31, 2018 and December 31, 2017, the Company’s investment portfolio was comprised of debt securities, equity investments and Other Portfolio investments. The fair value determination for these investments primarily consisted of unobservable (Level 3) inputs.

As of March 31, 2018 and December 31, 2017, all of the Company’s LMM portfolio investments consisted of illiquid securities issued by private companies. The fair value determination for the LMM portfolio investments primarily consisted of unobservable inputs. As a result, all of the Company’s LMM portfolio investments were categorized as Level 3 as of March 31, 2018 and December 31, 2017.

As of March 31, 2018 and December 31, 2017, the Company’s Middle Market portfolio investments consisted primarily of investments in secured and unsecured debt investments and independently rated debt investments. The fair value determination for these investments consisted of a combination of (1) observable inputs in non-active markets for which sufficient observable inputs were available to determine the fair value of these investments, (2) observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and (3) unobservable inputs. As a result, all of the Company’s Middle Market portfolio investments were categorized as Level 3 as of March 31, 2018 and December 31, 2017.

As of March 31, 2018 and December 31, 2017, the Company’s Private Loan portfolio investments consisted primarily of debt investments. The fair value determination for Private Loan investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of the Company’s Private Loan portfolio investments were categorized as Level 3 as of March 31, 2018 and December 31, 2017.

As of March 31, 2018 and December 31, 2017, the Company’s Other Portfolio investments consisted of illiquid securities issued by private companies. The Company relies primarily on information provided by managers of private investment funds in valuing these investments and considers whether it is appropriate, in light of all relevant circumstances, to value the Other Portfolio investments at the net asset value (“NAV”) reported by the private investment fund at the time of valuation or to adjust the value to reflect a premium or discount. The fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of the Company’s Other Portfolio equity investments were categorized as Level 3 as of March 31, 2018 and December 31, 2017.

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

The following table presents fair value measurements of the Company’s investments, by major class, as of March 31, 2018 according to the fair value hierarchy (dollars in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First lien secured debt investments	$—	$—	$841,351	$841,351
Second lien secured debt investments	—	—	94,278	94,278
Unsecured debt investments	—	—	11,012	11,012
Equity investments (1)	—	—	121,000	121,000
Total	$—	$—	$1,067,641	$1,067,641
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
(1) Includes the Company’s investment in HMS-ORIX. (See Note 4 - Investment in HMS-ORIX SLF LLC)

The following table presents fair value measurements of the Company’s investments, by investment classification, segregated by the level within the fair value hierarchy as of March 31, 2018 (dollars in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
LMM portfolio investments	$—	$—	$159,354	$159,354
Private Loan investments	—	—	354,263	354,263
Middle Market investments	—	—	505,250	505,250
Other Portfolio investments (1)	—	—	48,774	48,774
Total	$—	$—	$1,067,641	$1,067,641
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
(1) Includes the Company’s investment in HMS-ORIX. (See Note 4 - Investment in HMS-ORIX SLF LLC)

The significant unobservable inputs used in the fair value measurement of the Company’s LMM, Middle Market and Private Loan debt investments are (i) risk adjusted discount rates used in the yield-to-maturity valuation technique (described in Note 2 - Basis of Presentation and Summary of Significant Accounting Policies - Valuation of Portfolio Investments in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the SEC on March 21, 2018) and (ii) the percentage of expected principal recovery. Increases (decreases) in any of these discount rates in isolation could result in a significantly lower (higher) fair value measurement. Increases (decreases) in any of these expected principal recovery percentages in isolation could result in a significantly higher (lower) fair value measurement. The significant unobservable inputs used in the fair value measurement of the Company’s LMM equity securities and Private Loan equity securities, which are generally valued through an average of the discounted cash flow technique and the market comparable/enterprise value technique (unless one of these approaches is not applicable), are (i) EBITDA multiples and (ii) the weighted average cost of capital (“WACC”). Increases

(decreases) in EBITDA multiple inputs in isolation could result in a significantly higher (lower) fair value measurement. Conversely, increases (decreases) in WACC inputs in isolation could result in a significantly lower (higher) fair value measurement. However, due to the nature of certain investments, fair value measurements may be based on other criteria, such as third-party appraisals of collateral and fair values as determined by independent third parties, which are not presented in the table below.

The following table, which is not intended to be all inclusive, presents the significant unobservable inputs of the Company’s Level 3 investments as of March 31, 2018 (dollars in thousands):

	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range	Weighted Average (2)
LMM equity investments	$56,721	Discounted Cash Flow	WACC	12.8% - 17.4%	14.1%
		Market Approach/Enterprise Value	EBITDA Multiples (1)	4.0x - 10.0x	7.1x
LMM debt investments	102,633	Discounted Cash Flow	Expected Principal Recovery	23.0% - 100.0%	98.8%
			Risk Adjusted Discount Factor	10.0% - 20.5%	12.8%
Private Loan debt investments	236,314	Discounted Cash Flow	Expected Principal Recovery	2.8% - 100.0%	99.8%
			Risk Adjusted Discount Factor	4.9% - 28.7%	13.5%
	109,116	Market Approach	Third Party Quotes	89.4% - 103.0%	98.6%
Private Loan equity investments	8,833	Market Approach/Enterprise Value	EBITDA Multiples (1)	5.0x - 9.5x	7.7x
		Discounted Cash Flow	WACC	11.8% - 13.8%	12.6%
Middle Market debt investments	498,578	Market Approach	Third Party Quotes	32.5% - 106.5%	97.0%
Middle Market equity investments	6,672	Market Approach	Third Party Quotes	$1.3 - $325.0	$307.2
		Discounted Cash Flow	WACC	15.7% - 15.7%	15.7%
		Market Approach/ Enterprise Value	EBITDA Multiples (1)	5.5x - 5.5x	5.5x
Other Portfolio investments(3)	48,774	Market Approach	NAV (1)	87.2% - 106.3%	100.6%
	$1,067,641
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
(3) Includes the Company’s investment in HMS-ORIX. (See Note 4 - Investment in HMS-ORIX SLF LLC)

The following table provides a summary of changes in fair value of the Company’s Level 3 portfolio investments for the three months ended March 31, 2018 (dollars in thousands):

Type of Investment	January 1, 2018 Fair Value	PIK Interest Accrual	New Investments(1)	Sales/ Repayments	Net Change in Unrealized Appreciation (Depreciation)(2)	Net Realized Gain (Loss)	March 31, 2018 Fair Value
LMM Equity	$47,876	$—	$8,161	$(1,782)	$1,554	$912	$56,721
LMM Debt	87,781	18	17,809	(2,885)	(90)	—	102,633
Private Loan Equity	8,612	—	1,202	—	(981)	—	8,833
Private Loan Debt	306,770	21	61,925	(23,191)	(164)	69	345,430
Middle Market Debt	545,217	173	85,089	(131,623)	10,600	(10,878)	498,578
Middle Market Equity	4,575	—	2,470	—	(373)	—	6,672
Other Portfolio(3)	48,608	—	90	—	76	—	48,774
Total	$1,049,439	$212	$176,746	$(159,481)	$10,622	$(9,897)	$1,067,641
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
(3) Includes the Company’s investment in HMS-ORIX. (See Note 4 - Investment in HMS-ORIX SLF LLC)

The following table provides a summary of changes in fair value of the Company’s Level 3 portfolio investments for the three months ended March 31, 2017 (dollars in thousands):

Type of Investment	January 1, 2017 Fair Value	PIK Interest Accrual	New Investments(1)	Sales/ Repayments	Net Change in Unrealized Appreciation (Depreciation) (2)	Net Realized Gain (Loss)	March 31, 2017 Fair Value
LMM Equity	$37,616	$—	$3,118	$(273)	$240	$(40)	$40,661
LMM Debt	78,444	46	9,890	(4,112)	(1,989)	—	82,279
Private Loan Equity	6,323	—	1,381	(2,917)	(1,579)	2,548	5,756
Private Loan Debt	205,034	77	38,377	(9,613)	(1,948)	—	231,927
Middle Market Debt	638,374	146	55,791	(122,771)	1,725	132	573,397
Middle Market Equity	5,090	51	—	—	(956)	—	4,185
Other Portfolio	18,366	—	2,796	—	(258)	—	20,904
Total	$989,247	$320	$111,353	$(139,686)	$(4,765)	$2,640	$959,109
(1) Column includes changes to investments due to the net accretion of discounts/premiums and amortization of fees.
(2) Column does not include unrealized appreciation (depreciation) on unfunded commitments.

The total net change in unrealized appreciation (depreciation) for the three months ended March 31, 2018 and 2017 included in the Condensed Consolidated Statement of Operations that related to Level 3 assets still held as of March 31, 2018 and 2017 was approximately $(2.4) million and $(0.9) million, respectively. For the three months ended March 31, 2018 and 2017, there were no transfers between Level 2 and Level 3 portfolio investments.

Portfolio Investment Composition

The composition of the Company’s investments as of March 31, 2018, at cost and fair value, was as follows (dollars in thousands):

	Investments at Cost	Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First lien secured debt investments	$857,680	80.0%	$841,351	78.8%
Second lien secured debt investments	92,964	8.7	94,278	8.8
Unsecured debt investments	11,347	1.0	11,012	1.0
Equity investments(1)	107,906	10.1	119,077	11.2
Equity warrants	2,012	0.2	1,923	0.2
Total	$1,071,909	100.0%	$1,067,641	100.0%
(1) Includes the Company’s investment in HMS-ORIX. (See Note 4 - Investment in HMS-ORIX SLF LLC)

The composition of the Company’s investments as of December 31, 2017, at cost and fair value, was as follows (dollars in thousands):

	Investments at Cost	Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First lien secured debt investments	$856,582	80.5%	$830,460	79.1%
Second lien secured debt investments	97,691	9.2	97,940	9.3
Unsecured debt investments	11,194	1.0	11,368	1.1
Equity investments (1)	96,850	9.1	107,597	10.3
Equity warrants	2,012	0.2	2,074	0.2
Total	$1,064,329	100.0%	$1,049,439	100.0%
(1) Includes the Company’s investment in HMS-ORIX. (See Note 4 - Investment in HMS-ORIX SLF LLC)

The composition of the Company’s investments by geographic region as of March 31, 2018, at cost and fair value, was as follows (dollars in thousands) (since the Other Portfolio investments do not represent a single geographic region, this information excludes Other Portfolio investments):

	Investments at Cost	Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Northeast	$171,795	16.8%	$165,380	16.2%
Southeast	174,008	17.0	181,646	17.8
West	197,526	19.3	195,578	19.2
Southwest	222,412	21.8	218,844	21.5
Midwest	225,377	22.0	225,788	22.2
Non-United States	32,052	3.1	31,631	3.1
Total	$1,023,170	100.0%	$1,018,867	100.0%

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

The composition of the Company’s total investments by industry as of March 31, 2018 and December 31, 2017, at cost and fair value was as follows (since the Other Portfolio investments do not represent a single industry, this information excludes Other Portfolio investments):

	Cost		Fair Value
	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Commercial Services and Supplies	8.8%	7.9%	8.1%	7.7%
Construction and Engineering	6.5	5.4	6.6	5.5
Aerospace and Defense	5.8	4.8	5.8	4.9
Diversified Consumer Services	5.0	3.6	4.9	3.7
Hotels, Restaurants and Leisure	4.9	6.2	4.9	6.3
Diversified Telecommunication Services	4.7	5.3	4.6	5.3
Communications Equipment	4.5	4.3	4.7	4.5
Media	4.3	4.0	4.2	3.9
IT Services	4.0	4.6	4.0	4.6
Energy Equipment and Services	4.0	3.5	3.8	3.2
Internet Software and Services	3.6	3.3	3.6	3.3
Professional Services	3.4	3.5	3.5	3.6
Machinery	3.4	3.5	4.0	4.0
Distributors	3.1	3.1	3.1	3.2
Leisure Equipment and Products	2.9	3.0	3.0	3.1
Oil, Gas and Consumable Fuels	2.8	2.4	2.8	2.5
Health Care Providers and Services	2.8	1.5	2.8	1.6
Food Products	2.5	2.6	2.5	2.6
Computers and Peripherals	2.3	2.3	2.6	2.6
Internet and Catalog Retail	1.9	1.9	1.5	1.6
Health Care Equipment and Supplies	1.8	2.0	1.7	2.1
Specialty Retail	1.6	2.9	1.6	2.0
Construction Materials	1.5	1.5	1.5	1.6
Diversified Financial Services	1.3	1.3	1.2	1.2
Trading Companies and Distributors	1.2	1.2	1.3	1.3
Capital Markets	1.2	1.1	1.3	1.1
Transportation Infrastructure	1.2	—	1.2	—
Food & Staples Retailing	1.0	1.0	1.0	1.0
Personal Products	1.0	1.0	1.0	1.0
Auto Components	0.7	2.7	0.7	2.4
Household Durables	0.4	1.6	0.4	1.6
Other (1)	5.9	7.0	6.1	7.0
Total	100.0%	100.0%	100.0%	100.0%
(1) Includes various industries with each industry individually less than 1.0% of the total combined LMM, Middle Market and Private Loan portfolio investments.

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

As of March 31, 2018 and December 31, 2017, HMS-ORIX had total assets of $146.3 million and $142.9 million, respectively, and HMS-ORIX’s portfolio consisted of 78 and 74 broadly-syndicated loans, respectively, all of which were secured by first-priority liens, generally in industries similar to those in which the Company may directly invest. As of both March 31, 2018 and December 31, 2017, there were no loans in HMS-ORIX’s portfolio that were on non-accrual status.

On April 5, 2017, HMS-ORIX closed on a $100.0 million credit facility with Bank of America, N.A. The facility has a maturity date of April 5, 2020 and borrowings under the facility bear interest at a rate equal to LIBOR plus 1.65% per annum. As of March 31, 2018 and December 31, 2017, $91.3 million and $86.5 million, respectively, was outstanding under this facility. Borrowings under the facility are secured by substantially all of the assets of HMS-ORIX.

The following table presents a summary of HMS-ORIX’s portfolio as of March 31, 2018 and December 31, 2017 (dollars in thousands):

	As of March 31, 2018	As of December 31, 2017

Total debt investments (1)	$140,212	$138,908
Weighted average effective yield on loans(2)	5.26%	4.95%
Largest loan to a single borrower(1)	$3,487	$3,496
Total of 10 largest loans to borrowers(1)	$30,812	$30,790
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

The following table presents a listing of HMS-ORIX’s individual loans as of March 31, 2018:

HMS-ORIX
Loan Portfolio
As of March 31, 2018
(dollars in thousands)
Portfolio Company	Industry	Type of Investment	Principal	Cost	Fair Value

Acosta, Inc.	Commercial Services & Supplies	LIBOR (1 month) + 3.25%, Current Coupon 5.13%, Secured Debt (Maturity - September 26, 2021)	$1,995	$1,884	$1,679
Acrisure, LLC	Insurance	LIBOR (2 months) + 4.25%, Current Coupon 5.99%, Secured Debt (Maturity - November 22, 2023)	2,109	2,116	2,139
Advantage Sales & Marketing Inc.	Commercial Services & Supplies	LIBOR (1 month) + 3.25%, Current Coupon 5.02%, Secured Debt (Maturity - July 23, 2021)	1,985	1,937	1,950
Air Medical Group Holdings, Inc.	Health Care Providers & Services	LIBOR (1 month) + 3.25%, Current Coupon 4.94%, Secured Debt (Maturity - April 28, 2022)	1,985	1,975	1,996
Alphabet Holding Company, Inc.	Food Products	LIBOR (1 month) + 3.50%, Current Coupon 5.38%, Secured Debt (Maturity - September 26, 2024)	1,990	1,981	1,860
American Seafoods Group LLC	Food Products	LIBOR (1 month) + 2.75%, Current Coupon 4.61%, Secured Debt (Maturity - August 21, 2023)	1,456	1,450	1,459
Ancestry.com Operations Inc.	Internet Software & Services	LIBOR (1 month) + 3.25%, Current Coupon 5.13%, Secured Debt (Maturity - October 19, 2023)	1,985	2,002	1,998
Arch Coal, Inc.	Metals & Mining	LIBOR (1 month) + 3.25%, Current Coupon 5.13%, Secured Debt (Maturity - March 7, 2024)	1,980	1,986	1,994
AshCo, Inc.	Specialty Retail	LIBOR (3 months) + 5.00%, Current Coupon 6.88%, Secured Debt (Maturity - September 25, 2024)	1,990	1,948	1,974
Asurion, LLC	Insurance	LIBOR (1 month) + 2.75%, Current Coupon 4.63%, Secured Debt (Maturity - November 3, 2023)	1,271	1,271	1,281
Atkore International, Inc.	Electric Equipment, Instruments & Components	LIBOR (3 months) + 2.75%, Current Coupon 5.06%, Secured Debt (Maturity - December 22, 2023)	2,970	2,988	2,993
BCP Renaissance Parent L.L.C.	Oil, Gas & Consumable Fuels	LIBOR (3 months) + 4.00%, Current Coupon 5.77%, Secured Debt (Maturity - October 31, 2024)	600	602	604

HMS-ORIX
Loan Portfolio
As of March 31, 2018
(dollars in thousands)
Portfolio Company	Industry	Type of Investment	Principal	Cost	Fair Value

BMC Software Finance, Inc.	Software	LIBOR (1 month) + 3.25%, Current Coupon 5.13%, Secured Debt (Maturity - September 12, 2022)	$3,148	$3,172	$3,167
Builders FirstSource, Inc.	Building Products	LIBOR (1 month) + 3.00%, Current Coupon 5.30%, Secured Debt (Maturity - February 29, 2024)	2,970	2,966	2,986
Calpine Corporation	Independent Power and Renewable Electricity Producers	LIBOR (3 months) + 2.50%, Current Coupon 4.81%, Secured Debt (Maturity - January 15, 2023)	1,985	1,991	1,996
CHS/Community Health Systems, Inc.	Healthcare Providers & Services	LIBOR (3 months) + 3.00%, Current Coupon 4.98%, Secured Debt (Maturity - January 27, 2021)	1,613	1,608	1,554
ClubCorp Holdings, Inc.	Real Estate Management & Development	LIBOR (3 months) + 3.25%, Current Coupon 5.55%, Secured Debt (Maturity - September 18, 2024)	1,959	1,949	1,973
Colorado Buyer Inc	Technology Hardware, Storage & Peripherals	LIBOR (3 months) + 3.00%, Current Coupon 4.78%, Secured Debt (Maturity - May 1, 2024)	2,978	2,987	2,983
Confie Seguros Holding II Co.	Insurance	LIBOR (1 month) + 5.25%, Current Coupon 7.23%, Secured Debt (Maturity - April 19, 2022)	1,980	1,986	1,982
CPI International, Inc.	Aerospace & Defense	LIBOR (1 month) + 3.50%, Current Coupon 5.38%, Secured Debt (Maturity - July 26, 2024)	1,990	1,990	2,001
Deerfield Holdings Corporation	Diversified Financial Services	LIBOR (1 month) + 3.25%, Current Coupon 5.55%, Secured Debt (Maturity - February 13, 2025)	3,000	2,996	3,014
Diamond Resorts International, Inc.	Hotels, Restaurants & Leisure	LIBOR (1 month) + 4.50%, Current Coupon 6.38%, Secured Debt (Maturity - September 1, 2023)	2,146	2,173	2,187
EFS Cogen Holdings I LLC	Electric Utilities	LIBOR (3 months) + 3.25%, Current Coupon 5.56%, Secured Debt (Maturity - June 28, 2023)	1,890	1,902	1,906
Duff & Phelps Corporation	Diversified Financial Services	LIBOR (3 months) + 3.25%, Current Coupon 4.63%, Secured Debt (Maturity - November 7, 2024)	1,000	1,001	1,009
Endo Luxembourg Finance Company I S.a.r.l.	Pharmaceuticals	LIBOR (1 month) + 4.25%, Current Coupon 6.19%, Secured Debt (Maturity - April 29, 2024)	1,985	2,003	1,985
Envision Healthcare Corporation	Health Care Providers & Services	LIBOR (1 month) + 3.00%, Current Coupon 4.88%, Secured Debt (Maturity - December 1, 2023)	1,415	1,415	1,423
Everi Payments Inc.	Leisure Products	LIBOR (3 months) + 3.50%, Current Coupon 5.49%, Secured Debt (Maturity - May 9, 2024)	1,985	1,979	2,003
Exgen Renewables IV, LLC	Electrical Production	LIBOR (3 months) + 3.00%, Current Coupon 4.99%, Secured Debt (Maturity - November 29, 2024)	299	299	303
First American Payment Systems, L.P.	Diversified Financial Services	LIBOR (1 month) + 4.75%, Current Coupon 6.44%, Secured Debt (Maturity - January 5, 2024)	930	941	937
Fitness International, LLC	Hotels, Restaurants & Leisure	LIBOR (1 month) + 3.50%, Current Coupon 5.38%, Secured Debt (Maturity - July 1, 2020)	1,735	1,755	1,753
Flex Acquisition Company Inc	Containers & Packaging	LIBOR (3 months) + 3.00%, Current Coupon 4.69%, Secured Debt (Maturity - December 29, 2023)	1,990	1,999	2,002
Flexera Software LLC	Software	LIBOR (1 month) + 3.25%, Current Coupon 5.13%, Secured Debt (Maturity - February 26, 2025)	1,529	1,526	1,541
Gardner Denver, Inc.	Machinery	LIBOR (1 month) + 2.75%, Current Coupon 5.05%, Secured Debt (Maturity - July 30, 2024)	1,990	2,000	2,002

HMS-ORIX
Loan Portfolio
As of March 31, 2018
(dollars in thousands)
Portfolio Company	Industry	Type of Investment	Principal	Cost	Fair Value

Golden Nugget, Inc.	Hotels, Restaurants & Leisure	LIBOR (1 month) + 3.25%, Current Coupon 4.90%, Secured Debt (Maturity - October 4, 2023)	$1,985	$1,985	$2,005
Greatbatch Ltd.	Health Care Equipment & Supplies	LIBOR (1 month) + 3.25%, Current Coupon 4.99%, Secured Debt (Maturity - October 27, 2022)	2,627	2,642	2,652
GYP Holdings III Corp.	Trading Companies & Distributors	LIBOR (1 month) + 3.00%, Current Coupon 4.77%, Secured Debt (Maturity - April 3, 2023)	3,474	3,496	3,493
Harbor Freight Tools USA, Inc.	Specialty Retail	LIBOR (1 month) + 2.50%, Current Coupon 4.38%, Secured Debt (Maturity - August 18, 2023)	1,975	1,982	1,980
HD Supply Waterworks, Ltd.	Trading Companies & Distributors	LIBOR (3 months) + 3.00%, Current Coupon 5.01%, Secured Debt (Maturity - August 1, 2024)	140	139	141
Horizon Pharma, Inc.	Pharmaceuticals	LIBOR (1 month) + 3.25%, Current Coupon 5.13%, Secured Debt (Maturity - March 29, 2024)	1,985	2,004	1,999
IG Investments Holdings, LLC	Professional Services	LIBOR (1 month) + 3.50%, Current Coupon 5.80%, Secured Debt (Maturity - October 29, 2021)	1,985	1,996	2,012
IRB Holding Corp.	Hotels, Restaurants & Leisure	LIBOR (1 month) + 3.25%, Current Coupon 4.94%, Secured Debt (Maturity - February 5, 2025)	400	400	405
Jackson Hewitt Tax Service Inc.	Diversified Financial Services	LIBOR (1 month) + 7.00%, Current Coupon 8.77%, Secured Debt (Maturity - July 30, 2020)	1,939	1,875	1,934
KBR	Construction	LIBOR (3 months) + 3.75%, Current Coupon 5.76%, Secured Debt (Maturity - March 28, 2025)	1,250	1,244	1,244
KMG Chemicals, Inc.	Chemicals	LIBOR (1 month) + 2.75%, Current Coupon 4.63%, Secured Debt (Maturity - June 17, 2024)	807	804	813
KUEHG Corp.	Educational Services	LIBOR (1 month) + 3.75%, Current Coupon 6.05%, Secured Debt (Maturity - August 12, 2022)	2,476	2,482	2,494
LANDesk Group, Inc.	Software	LIBOR (1 month) + 4.25%, Current Coupon 6.13%, Secured Debt (Maturity - January 22, 2024)	991	996	976
Learfield Communications LLC	Media	LIBOR (1 month) + 3.25%, Current Coupon 5.13%, Secured Debt (Maturity - December 1, 2023)	1,985	2,003	2,007
MA FinanceCo., LLC	Electric Equipment, Instruments & Components	LIBOR (1 month) + 2.75%, Current Coupon 4.63%, Secured Debt (Maturity - June 21, 2024)	387	387	383
Mallinckrodt International Finance S.A.	Pharmaceuticals	LIBOR (3 months) + 3.00%, Current Coupon 4.82%, Secured Debt (Maturity - February 24, 2025)	1,000	998	999
Mohegan Tribal Gaming Authority	Hotels, Restaurants & Leisure	LIBOR (1 month) + 4.00%, Current Coupon 5.88%, Secured Debt (Maturity - October 13, 2023)	1,929	1,946	1,929
MPH Acquisition Holdings LLC	Health Care Technology	LIBOR (3 months) + 2.75%, Current Coupon 5.05%, Secured Debt (Maturity - June 7, 2023)	2,777	2,813	2,793
NAB Holdings, LLC	IT Services	LIBOR (3 months) + 3.00%, Current Coupon 5.30%, Secured Debt (Maturity - July 1, 2024)	1,990	1,980	2,005
Ortho-Clinical Diagnostics, Inc	Life Sciences Tools & Services	LIBOR (1 month) + 3.75%, Current Coupon 5.63%, Secured Debt (Maturity - June 30, 2021)	1,975	1,971	1,994
PODS, LLC	Transportation & Logistics	LIBOR (1 month) + 3.00%, Current Coupon 4.71%, Secured Debt (Maturity - December 6, 2024)	1,990	1,989	2,006

HMS-ORIX
Loan Portfolio
As of March 31, 2018
(dollars in thousands)
Portfolio Company	Industry	Type of Investment	Principal	Cost	Fair Value

Radiate Holdco, LLC	Media	LIBOR (3 months) + 3.00%, Current Coupon 4.38%, Secured Debt (Maturity - November 3, 2023)	$3,275	$3,300	$3,267
		LIBOR (1 month) + 3.00%, Current Coupon 4.88%, Secured Debt (Maturity - February 1, 2024)	2,564	2,538	2,538
				5,838	5,805
Red Ventures, LLC	Direct Marketing Services	LIBOR (1 month) + 4.00%, Current Coupon 5.88%, Secured Debt (Maturity - November 8, 2024)	1,990	1,976	2,010
Scientific Games International, Inc.	Leisure Products	LIBOR (1 month) + 2.75%, Current Coupon 4.63%, Secured Debt (Maturity - August 14, 2024)	899	900	903
Seattle SpinCo, Inc.	Electric Equipment, Instruments & Components	LIBOR (3 months) + 2.75%, Current Coupon 4.63%, Secured Debt (Maturity - June 21, 2024)	2,613	2,616	2,590
SeaWorld Parks & Entertainment, Inc.	Hotels, Restaurants & Leisure	LIBOR (3 months) + 3.00%, Current Coupon 5.30%, Secured Debt (Maturity - April 1, 2024)	1,980	1,982	1,975
Signode Industrial Group US Inc.	Machinery	LIBOR (1 month) + 2.75%, Current Coupon 4.40%, Secured Debt (Maturity - April 30, 2021)	2,733	2,750	2,735
SS&C Technologies	Software	LIBOR (1 month) + 2.50%, Current Coupon 4.40%, Secured Debt (Maturity - February 28, 2025)	632	630	635
		LIBOR (1 month) + 2.50%, Current Coupon 4.40%, Secured Debt (Maturity - February 28, 2025)	225	225	227
				855	862
Staples, Inc.	Distributors	LIBOR (3 months) + 4.00%, Current Coupon 5.79%, Secured Debt (Maturity - September 12, 2024)	1,995	1,990	1,980
Telenet Financing USD LLC	Diversified Telecommunication Services	LIBOR (1 month) + 2.50%, Current Coupon 4.28%, Secured Debt (Maturity - March 2, 2026)	1,655	1,655	1,665
Transdigm, Inc.	Aerospace & Defense	LIBOR (1 month) + 2.75%, Current Coupon 4.63%, Secured Debt (Maturity - June 9, 2023)	1,980	1,987	1,988
		LIBOR (1 month) + 2.50%, Current Coupon 4.38%, Secured Debt (Maturity - August 22, 2024)	998	995	1,002
				2,982	2,990
Travelport Finance (Luxembourg) S.A.R.L.	Internet Software & Services	LIBOR (3 months) + 2.50%, Current Coupon 4.40%, Secured Debt (Maturity - March 17, 2025)	1,250	1,244	1,254
Traverse Midstream Partners LLC	Oil, Gas & Consumable Fuels	LIBOR (3 months) + 4.00%, Current Coupon 5.85%, Secured Debt (Maturity - September 27, 2024)	781	784	787
UFC Holdings, LLC	Media	LIBOR (3 months) + 3.25%, Current Coupon 5.13%, Secured Debt (Maturity - August 18, 2023)	1,985	1,996	1,998
Ultra Resources, Inc.	Oil, Gas & Consumable Fuels	LIBOR (1 month) + 3.00%, Current Coupon 4.76%, Secured Debt (Maturity - April 12, 2024)	2,000	2,002	1,986
Utz Quality Foods, LLC	Commercial Services & Supplies	LIBOR (1 month) + 3.50%, Current Coupon 5.35%, Secured Debt (Maturity - November 21, 2024)	1,600	1,599	1,619
Valeant Pharmaceuticals International, Inc.	Pharmaceuticals	LIBOR (1 month) + 3.50%, Current Coupon 5.24%, Secured Debt (Maturity - April 1, 2022)	1,456	1,462	1,473
Vertiv Group Corporation	Electrical Equipment	LIBOR (3 months) + 4.00%, Current Coupon 5.67%, Secured Debt (Maturity - November 30, 2023)	1,555	1,568	1,564

HMS-ORIX
Loan Portfolio
As of March 31, 2018
(dollars in thousands)
Portfolio Company	Industry	Type of Investment	Principal	Cost	Fair Value

Vistra Operations Company LLC	Electric Utilities	LIBOR (1 month) + 2.25%, Current Coupon 4.06%, Secured Debt (Maturity - December 14, 2023)	$1,980	$1,991	$1,994
West Corporation	Diversified Telecommunication Services	LIBOR (1 month) + 3.50%, Current Coupon 5.40%, Secured Debt (Maturity - October 10, 2024)	650	649	652
		LIBOR (1 month) + 4.00%, Current Coupon 5.88%, Secured Debt (Maturity - October 10, 2024)	1,029	1,020	1,040
				1,669	1,692
WideOpenWest Finance, LLC	Diversified Telecommunication Services	LIBOR (1 month) + 3.25%, Current Coupon 5.10%, Secured Debt (Maturity - August 18, 2023)	3,487	3,496	3,420
Total Loan Portfolio				$140,265	$140,200

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

HMS-ORIX
Loan Portfolio
As of December 31, 2017
(dollars in thousands)
Portfolio Company	Industry	Type of Investment	Principal	Cost	Fair Value

BCP Renaissance Parent L.L.C.	Oil, Gas & Consumable Fuels	LIBOR (3 months) + 4.00%, Current Coupon 5.38%, Secured Debt (Maturity - October 31, 2024)	$600	$602	$608
BMC Software Finance, Inc.	Software	LIBOR (1 month) + 3.25%, Current Coupon 4.82%, Secured Debt (Maturity - September 12, 2022)	3,156	3,181	3,163
Builders FirstSource, Inc.	Building Products	LIBOR (1 month) + 3.00%, Current Coupon 4.69%, Secured Debt (Maturity - February 29, 2024)	2,977	2,974	2,993
Calpine Corporation	Independent Power and Renewable Electricity Producers	LIBOR (3 months) + 2.50%, Current Coupon 4.20%, Secured Debt (Maturity - January 15, 2023)	1,990	1,997	1,991
CHS/Community Health Systems, Inc.	Health Care Providers & Services	LIBOR (3 months) + 3.00%, Current Coupon 4.48%, Secured Debt (Maturity - January 27, 2021)	1,613	1,608	1,543
ClubCorp Holdings, Inc.	Real Estate Management & Development	LIBOR (3 months) + 3.25%, Current Coupon 4.94%, Secured Debt (Maturity - September 18, 2024)	1,959	1,949	1,969
Colorado Buyer Inc	Technology Hardware, Storage & Peripherals	LIBOR (3 months) + 3.00%, Current Coupon 4.38%, Secured Debt (Maturity - May 1, 2024)	2,985	2,995	3,008
Confie Seguros Holding II Co.	Insurance	LIBOR (1 month) + 5.25%, Current Coupon 6.73%, Secured Debt (Maturity - April 19, 2022)	1,985	1,992	1,987
CPI International, Inc.	Aerospace & Defense	LIBOR (1 month) + 3.50%, Current Coupon 5.07%, Secured Debt (Maturity - July 26, 2024)	1,995	1,995	2,011
Diamond Resorts International, Inc.	Hotels, Restaurants & Leisure	LIBOR (1 month) + 4.50%, Current Coupon 6.07%, Secured Debt (Maturity - September 1, 2023)	2,152	2,179	2,173
Duff & Phelps Corporation	Diversified Financial Services	LIBOR (3 months) + 3.25%, Current Coupon 4.94%, Secured Debt (Maturity - October 15, 2024)	491	494	493
		LIBOR (3 months) + 3.25%, Current Coupon 4.63%, Secured Debt (Maturity - December 4, 2024)	2,728	2,724	2,737
			3,219	3,218	3,230
EFS Cogen Holdings I LLC	Electric Utilities	LIBOR (3 months) + 3.25%, Current Coupon 4.95%, Secured Debt (Maturity - June 28, 2023)	1,904	1,917	1,925
Encapsys LLC	Chemicals	LIBOR (1 month) + 3.25%, Current Coupon 4.82%, Secured Debt (Maturity - November 7, 2024)	1,000	1,001	1,006
Endo Luxembourg Finance Company I S.a.r.l.	Pharmaceuticals	LIBOR (1 month) + 4.25%, Current Coupon 5.88%, Secured Debt (Maturity - April 29, 2024)	1,990	2,009	2,005
Envision Healthcare Corporation	Health Care Providers & Services	LIBOR (1 month) + 3.00%, Current Coupon 4.57%, Secured Debt (Maturity - December 1, 2023)	2,481	2,481	2,491
Everi Payments Inc.	Leisure Products	LIBOR (3 months) + 3.50%, Current Coupon 4.98%, Secured Debt (Maturity - May 9, 2024)	1,990	1,983	2,013
Exgen Renewables IV, LLC	Electrical Production	LIBOR (3 months) + 3.00%, Current Coupon 4.47%, Secured Debt (Maturity - November 29, 2024)	300	299	304
First American Payment Systems, L.P.	Diversified Financial Services	LIBOR (1 month) + 5.75%, Current Coupon 7.14%, Secured Debt (Maturity - January 5, 2024)	952	963	958
Fitness International, LLC	Hotels, Restaurants & Leisure	LIBOR (1 month) + 3.50%, Current Coupon 5.19%, Secured Debt (Maturity - July 1, 2020)	1,735	1,757	1,760

HMS-ORIX
Loan Portfolio
As of December 31, 2017
(dollars in thousands)
Portfolio Company	Industry	Type of Investment	Principal	Cost	Fair Value

Flex Acquisition Company Inc	Containers & Packaging	LIBOR (3 months) + 3.00%, Current Coupon 4.34%, Secured Debt (Maturity - December 29, 2023)	$1,995	$2,004	$2,008
Flexera Software LLC	Software	LIBOR (1 month) + 3.50%, Current Coupon 4.83%, Secured Debt (Maturity - April 2, 2020)	1,995	2,013	2,008
Gardner Denver, Inc.	Machinery	LIBOR (1 month) + 2.75%, Current Coupon 4.44%, Secured Debt (Maturity - July 30, 2024)	1,995	2,005	2,004
Golden Nugget, Inc.	Hotels, Restaurants & Leisure	LIBOR (1 month) + 3.25%, Current Coupon 4.66%, Secured Debt (Maturity - October 4, 2023)	1,990	1,990	2,008
Greatbatch Ltd.	Health Care Equipment & Supplies	LIBOR (1 month) + 3.25%, Current Coupon 4.66%, Secured Debt (Maturity - October 27, 2022)	2,763	2,780	2,788
GYP Holdings III Corp.	Trading Companies & Distributors	LIBOR (1 month) + 3.00%, Current Coupon 4.38%, Secured Debt (Maturity - March 31, 2023)	3,483	3,506	3,502
Harbor Freight Tools USA, Inc.	Specialty Retail	LIBOR (1 month) + 3.25%, Current Coupon 4.82%, Secured Debt (Maturity - August 18, 2023)	1,980	1,987	1,996
HD Supply Waterworks, Ltd.	Trading Companies & Distributors	LIBOR (6 months) + 3.00%, Current Coupon 4.46%, Secured Debt (Maturity - August 1, 2024)	140	140	141
Horizon Pharma, Inc.	Pharmaceuticals	LIBOR (1 month) + 3.25%, Current Coupon 4.75%, Secured Debt (Maturity - March 29, 2024)	1,990	2,009	2,001
IG Investments Holdings, LLC	Professional Services	LIBOR (1 month) + 3.50%, Current Coupon 5.19%, Secured Debt (Maturity - October 29, 2021)	1,990	2,002	1,992
Jackson Hewitt Tax Service Inc.	Diversified Financial Services	LIBOR (1 month) + 7.00%, Current Coupon 8.38%, Secured Debt (Maturity - July 30, 2020)	1,939	1,868	1,922
KMG Chemicals, Inc.	Chemicals	LIBOR (1 month) + 2.75%, Current Coupon 4.32%, Secured Debt (Maturity - June 17, 2024)	863	859	868
KUEHG Corp.	Educational Services	LIBOR (1 month) + 3.75%, Current Coupon 5.44%, Secured Debt (Maturity - August 12, 2022)	2,482	2,489	2,493
LANDesk Group, Inc.	Software	LIBOR (1 month) + 4.25%, Current Coupon 5.82%, Secured Debt (Maturity - January 22, 2024)	993	999	947
Learfield Communications LLC	Media	LIBOR (1 month) + 3.25%, Current Coupon 4.82%, Secured Debt (Maturity - December 1, 2023)	1,990	2,009	2,007
MA FinanceCo., LLC	Electric Equipment, Instruments & Components	LIBOR (1 month) + 2.75%, Current Coupon 4.32%, Secured Debt (Maturity - June 21, 2024)	387	387	388
Mohegan Tribal Gaming Authority	Hotels, Restaurants & Leisure	LIBOR (1 month) + 4.00%, Current Coupon 5.57%, Secured Debt (Maturity - October 13, 2023)	1,985	2,003	2,006
MPH Acquisition Holdings LLC	Health Care Technology	LIBOR (3 months) + 3.00%, Current Coupon 4.69%, Secured Debt (Maturity - June 7, 2023)	2,896	2,935	2,905
NAB Holdings, LLC	IT Services	LIBOR (3 months) + 3.25%, Current Coupon 4.82%, Secured Debt (Maturity - July 1, 2024)	1,990	1,981	2,000
Ortho-Clinical Diagnostics, Inc	Life Sciences Tools & Services	LIBOR (1 month) + 3.75%, Current Coupon 5.44%, Secured Debt (Maturity - June 30, 2021)	1,985	1,980	1,992
PODS, LLC	Transportation & Logistics	LIBOR (1 month) + 3.00%, Current Coupon 4.40%, Secured Debt (Maturity - December 6, 2024)	1,995	1,994	2,010

HMS-ORIX
Loan Portfolio
As of December 31, 2017
(dollars in thousands)
Portfolio Company	Industry	Type of Investment	Principal	Cost	Fair Value

Rackspace Hosting, Inc.	Electric Equipment, Instruments & Components	LIBOR (3 months) + 3.00%, Current Coupon 4.38%, Secured Debt (Maturity - November 3, 2023)	$3,284	$3,309	$3,286
Radiate Holdco, LLC	Media	LIBOR (3 months) + 3.00%, Current Coupon 4.38%, Secured Debt (Maturity - February 1, 2024)	2,570	2,544	2,547
Red Ventures, LLC	Direct Marketing Services	LIBOR (1 month) + 4.00%, Current Coupon 5.57%, Secured Debt (Maturity - November 8, 2024)	1,995	1,981	1,996
Scientific Games International, Inc.	Leisure Products	LIBOR (1 month) + 3.25%, Current Coupon 4.67%, Secured Debt (Maturity - August 14, 2024)	399	401	403
Seattle Spin Co.	Electric Equipment, Instruments & Components	LIBOR (3 months) + 2.75%, Current Coupon 4.32%, Secured Debt (Maturity - June 21, 2024)	2,613	2,616	2,618
SeaWorld Parks & Entertainment, Inc.	Hotels, Restaurants & Leisure	LIBOR (3 months) + 3.00%, Current Coupon 4.69%, Secured Debt (Maturity - April 1, 2024)	1,985	1,987	1,966
Signode Industrial Group US Inc.	Machinery	LIBOR (1 month) + 2.75%, Current Coupon 4.32%, Secured Debt (Maturity - April 30, 2021)	2,773	2,792	2,785
Staples, Inc.	Distributors	LIBOR (3 months) + 4.00%, Current Coupon 5.49%, Secured Debt (Maturity - September 12, 2024)	2,000	1,995	1,965
Telenet Financing USD LLC	Diversified Telecommunications Services	LIBOR (1 month) + 2.50%, Current Coupon 3.92%, Secured Debt (Maturity - March 2, 2026)	1,655	1,655	1,663
Transdigm, Inc.	Aerospace & Defense	LIBOR (1 month) + 2.75%, Current Coupon 4.32%, Secured Debt (Maturity - June 9, 2023)	1,985	1,992	1,990
		LIBOR (1 month) + 3.00%, Current Coupon 4.57%, Secured Debt (Maturity - August 22, 2024)	1,000	998	1,006
			2,985	2,990	2,996
Travelport Finance (Luxembourg) S.A.R.L.	Internet Software & Services	LIBOR (3 months) + 2.75%, Current Coupon 4.17%, Secured Debt (Maturity - September 2, 2021)	1,901	1,901	1,903
Traverse Midstream Partners LLC	Oil, Gas & Consumable Fuels	LIBOR (3 months) + 4.00%, Current Coupon 5.85%, Secured Debt (Maturity - September 27, 2024)	781	784	793
UFC Holdings, LLC	Media	LIBOR (3 months) + 3.25%, Current Coupon 4.81%, Secured Debt (Maturity - August 18, 2023)	1,990	2,002	2,003
Ultra Resources, Inc.	Oil, Gas & Consumable Fuels	LIBOR (1 month) + 3.00%, Current Coupon 4.41%, Secured Debt (Maturity - April 12, 2024)	2,000	2,002	2,002
Utz Quality Foods, LLC	Commercial Services and Supplies	LIBOR (1 month) + 3.50%, Current Coupon 5.01%, Secured Debt (Maturity - November 21, 2024)	1,600	1,599	1,616
Valeant Pharmaceuticals International, Inc.	Pharmaceuticals	LIBOR (1 month) + 3.50%, Current Coupon 4.94%, Secured Debt (Maturity - April 1, 2022)	1,546	1,553	1,570
Vertiv Group Corporation	Electrical Equipment	LIBOR (3 months) + 4.00%, Current Coupon 5.35%, Secured Debt (Maturity - November 30, 2023)	1,555	1,569	1,556
Vistra Operations Company LLC	Electric Utilities	LIBOR (2 months) + 2.75%, Current Coupon 4.08%, Secured Debt (Maturity - December 14, 2023)	1,985	1,996	2,001
West Corporation	Diversified Telecommunications Services	LIBOR (1 month) + 4.00%, Current Coupon 5.35%, Secured Debt (Maturity - October 10, 2024)	1,032	1,022	1,036

HMS-ORIX
Loan Portfolio
As of December 31, 2017
(dollars in thousands)
Portfolio Company	Industry	Type of Investment	Principal	Cost	Fair Value

WideOpenWest Finance, LLC	Diversified Telecommunications Services	LIBOR (1 month) + 3.25%, Current Coupon 4.75%, Secured Debt (Maturity - August 18, 2023)	$3,496	$3,506	$3,470
Total Loan Portfolio				$139,017	$139,012

For the three months ended March 31, 2018, the Company accrued approximately $525,000 of dividend income in respect of its investment in HMS-ORIX.

The following tables show the summarized financial information for HMS-ORIX (dollars in thousands):

HMS-ORIX SLF LLC
Balance Sheet (Unaudited)
(dollars in thousands)

	As of March 31, 2018	As of December 31, 2017
Assets
Portfolio investments at fair value (amortized cost: $140,265 and $139,017 as of March 31, 2018 and December 31, 2017, respectively)	$140,200	$139,012
Cash and cash equivalents	4,943	2,681
Interest receivable	314	306
Deferred financing costs, net	793	890
Other assets	—	15
Total assets	$146,250	$142,904
Liabilities
Credit facilities payable	$91,300	$86,500
Payable for securities purchased	3,020	5,268
Distributions payable	875	—
Accounts payable and accrued expenses	80	64
Total liabilities	95,275	91,832
Net assets
Members’ equity	50,975	51,072
Total net assets	50,975	51,072
Total liabilities and net assets	$146,250	$142,904

HMS-ORIX SLF LLC
Statement of Operations (Unaudited)
(dollars in thousands)
Three Months Ended March 31, 2018
Investment income
Interest income	$1,734
Dividend income	—
Fee income	—
Other income	—
Total investment income	1,734
Expenses
Interest expense	850
Other expenses	—
General and administrative expenses	21
Total expenses	871
Net investment income	863
Net realized (loss) from investments	(26)
Net realized income	837
Net change in unrealized (depreciation) on investments	(59)
Net increase in net assets resulting from operations	$778

Note 5 — Borrowings

A BDC has historically been able to issue “senior securities,” including borrowing money from banks or other financial institutions, only in amounts such that its asset coverage, as defined in the 1940 Act, equals at least 200% after such incurrence or issuance. In March 2018, the Small Business Credit Availability Act (the “SBCAA”) was enacted into law. The SBCAA, among other things, amended the 1940 Act to reduce the asset coverage requirement applicable to BDCs from 200% to 150% so long as the BDC meets certain disclosure requirements, obtains certain approvals and, in the case of unlisted BDCs, makes an offer to repurchase shares held by its stockholders as of the date of the requisite approval. Effectiveness of the reduced asset coverage requirements to a BDC requires approval by either (1) a “required majority” (as defined in Section 57(o) of the 1940 Act) of such BDC’s board of directors with effectiveness one year after the date of such approval or (2) a majority of the votes cast at a special or annual meeting of such BDC’s stockholders at which a quorum is present, which is effective the day after such stockholder approval. The Company has not requested or obtained such approval.

On March 6, 2017, the Company entered into an amended and restated senior secured revolving credit agreement (the “EverBank Credit Facility”) with EverBank Commercial Finance, Inc. (“EverBank”), as administrative agent, and with Everbank and other financial institutions as lender. The EverBank Credit Facility, as amended, features aggregate revolver commitments of $120.0 million. Borrowings under the EverBank Credit Facility bear interest, subject to the Company’s election, on a per annum basis equal to (i) the adjusted London Interbank Offered Rate (“LIBOR”) rate plus 2.75% or (ii) the base rate plus 1.75%. The base rate is defined as the higher of (a) the prime rate, (b) the Federal Funds Rate (as defined in the credit agreement) plus 0.5% or (c) the adjusted LIBOR rate plus 1.0%. The adjusted LIBOR rate is defined in the credit agreement for the EverBank Credit Facility as the one-month LIBOR rate plus such amount as adjusted for statutory reserve requirements for Eurocurrency liabilities. As of March 31, 2018, the one-month LIBOR rate was 1.88%. Additionally, the Company pays an annual unused commitment fee of 0.300% on the unused revolver commitments if more than 50% of the revolver commitments are being used and an annual unused commitment fee of 0.625% on the unused revolver commitments if less than 50% of the revolver commitments are being used. As of March 31, 2018, the Company was not aware of any instances of noncompliance with covenants related to the EverBank Credit Facility.

On May 18, 2015, HMS Funding entered into an amended and restated credit agreement (the “Deutsche Bank Credit Facility”) among HMS Funding, the Company, as equityholder and as servicer, Deutsche Bank AG, New York Branch (“Deutsche Bank”), as administrative agent, the financial institutions party thereto as lenders (together with Deutsche Bank, the “HMS Funding Lenders”), and U.S. Bank National Association, as collateral agent and collateral custodian. The Deutsche Bank Credit Facility, as amended, provides a borrowing capacity of $550.0 million. Under the Deutsche Bank Credit Facility, interest is calculated as the sum of the index plus the applicable margin of 2.35%. The index will be equal to one-month LIBOR, or, in the event that

LIBOR is not reasonably available, the higher of Deutsche Bank’s base commercial lending rate and the interest rate equal to 0.5% above the federal funds rate. As of March 31, 2018, the one-month LIBOR rate was 1.88%. The Deutsche Bank Credit Facility provides for a revolving period until November 20, 2020, unless otherwise extended with the consent of the HMS Funding Lenders. The amortization period begins the day after the last day of the revolving period and ends on November 20, 2022, the maturity date. During the amortization period, the applicable margin will increase by 0.25%. During the revolving period, HMS Funding will pay a utilization fee equal to 2.50% of the undrawn amount of the required utilization, which is 75% of the loan commitment amount. HMS Funding will incur an undrawn fee equal to 0.40% per annum of the difference between the aggregate commitments and the outstanding advances under the facility, provided that the undrawn fee relating to any utilization shortfall will not be payable to the extent that the utilization fee relating to such utilization shortfall is incurred. Additionally, per the terms of a fee letter executed on November 20, 2017, HMS Funding pays Deutsche Bank an administrative agent fee of 0.25% of the aggregate revolver commitments.As of March 31, 2018, the Company was not aware of any instances of noncompliance with covenants related to the Deutsche Bank Credit Facility.

As of March 31, 2018, the Company had borrowings of $120.0 million outstanding on the EverBank Credit Facility and had borrowings of $338.0 million outstanding on the Deutsche Bank Credit Facility, both of which the Company estimated approximated fair value.

A summary of the Company’s significant contractual payment obligations for the repayment of outstanding borrowings at March 31, 2018 is as follows:

	Payments Due By Period (dollars in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
EverBank Credit Facility(1)	$120,000	$—	$120,000	$—	$—
Deutsche Bank Credit Facility(2)	338,000	—	—	338,000	—
Total Credit Facilities	$458,000	$—	$120,000	$338,000	$—

(1)	At March 31, 2018, $0.0 million was available under the EverBank Credit Facility.

(2)
At March 31, 2018, $112.0 million remained available under the Deutsche Bank Credit Facility; however, the Company’s borrowing ability is limited to the asset coverage ratio restrictions imposed by the 1940 Act, as discussed above.

Note 6 – Financial Highlights

The following is a schedule of financial highlights of the Company for the three months ended March 31, 2018 and 2017.

Per Share Data:	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
NAV at beginning of period	$8.15	$8.15
Results from Operations
Net investment income (1) (2)	0.19	0.20
Net realized appreciation (depreciation) (1) (2)	(0.13)	0.04
Net change in unrealized appreciation (depreciation) on investments (1) (2)	0.13	(0.06)
Net increase in net assets resulting from operations	0.19	0.18
Stockholder distributions (1) (3)
Distributions from net investment income (1) (2)	(0.17)	(0.14)
Distributions from realized appreciation (1) (2)	—	(0.03)
Net decrease in net assets resulting from stockholder distributions	(0.17)	(0.17)
NAV at end of the period	$8.17	$8.16

Shares outstanding at end of period	79,201,065	75,668,707
Weighted average shares outstanding	79,846,665	74,853,781

(1)	Based on weighted average number of shares of common stock outstanding for the period.

(2)	Changes in net investment income and realized and unrealized appreciation (depreciation) on investments can change significantly from period to period.

(3)	The stockholder distributions represent the stockholder distributions declared for the period.

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
	(dollars in thousands)
NAV at end of period	$647,066	$617,309
Average net assets	$647,428	$607,571
Average Credit Facilities borrowings	$444,000	$399,500

Ratios to average net assets:
Ratio of total expenses to average net assets (1)	1.82%	1.68%
Ratio of net investment income to average net assets (1)	2.29%	2.49%
Portfolio turnover ratio	15.07%	14.34%
Total return (2)	2.33%	2.21%

(1)
For the three months ended March 31, 2018 and 2017, the Advisers did not waive base management fees but waived subordinated incentive fees of approximately $15,000 and $1.5 million, respectively, and internal administrative services expenses of approximately $804,000 and $661,000, respectively. The ratio is calculated by reducing the expenses to reflect the waiver of expenses and reimbursement of internal administrative services in both periods presented. Excluding interest expense, the ratio of total expenses to average net assets for the three months ended March 31, 2018 and March 31, 2017 was 1.03% and 1.02%, respectively. See Note 10 - Related Party Transactions and Arrangements for further discussion of fee waivers provided by the Advisers.

(2)
Total return is calculated on the change in NAV per share and stockholder distributions declared per share over the reporting period. The total return does not reflect the sales load from the sale of the Company’s common stock.

Note 7 – Stockholder Distributions

The following table reflects the cash distributions per share that the Company declared on its common stock during the three months ended March 31, 2018 and 2017 (dollars in thousands except per share amounts).

	Distributions
	Per Share	Amount
2018
Three months ended March 31, 2018	$0.17	$13,803
2017
Three months ended March 31, 2017	$0.17	$12,922

On March 22, 2018, with the authorization of the Company’s board of directors, the Company declared distributions to its stockholders for the period of April 2018 through June 2018. These distributions have been, or will be, calculated based on stockholders of record each day from April 1, 2018 through June 30, 2018 in an amount equal to $0.00191781 per share, per day. Distributions are paid on the first business day following the completion of each month to which they relate.

The Company has adopted an “opt in” distribution reinvestment plan for its stockholders. As a result, if the Company makes a distribution, its stockholders will receive distributions in cash unless they specifically “opt in” to the distribution reinvestment plan so as to have their cash distributions reinvested in additional shares of the Company’s common stock.

The following table reflects the sources of the cash distributions that the Company declared and, in some instances, paid on its common stock during the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
	(dollars in thousands)
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Net realized income from operations (before waiver of incentive fees)	$4,938	35.8%	$12,922	100.0%
Waiver of incentive fees	15	0.1	—	—
Distributions in excess of net realized income from operations (1)	8,850	64.1	—	—
Total	$13,803	100.0%	$12,922	100.0%

(1)	Includes adjustments made to GAAP basis net investment income to arrive at taxable income available for distributions. See Note 8 for the sources of the Company’s cash distributions on a tax basis.

The Company may fund its cash distributions from all sources of funds legally available, including stock offering proceeds, if any, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to it on account of preferred and common equity investments in portfolio companies, and fee and expense waivers from its Advisers. The Company has not established limits on the amount of funds that the Company may use from legally available sources to make distributions. The Company expects that for the foreseeable future, a portion of the distributions may be paid from sources other than net realized income from operations, which may include stock offering proceeds, if any, borrowings, and fee and expense waivers from the Advisers. See Note 10 - Related Party Transactions and Arrangements - Advisory Agreements and Conditional Fee Waiver and Expense Reimbursement Waivers.

The Company’s distributions may exceed its earnings and, as a result, a portion of the distributions it makes may represent a return of capital for U.S. federal income tax purposes. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.

Note 8 – Taxable Income

The Company has elected to be treated for U.S. federal income tax purposes as a RIC. As a RIC, the Company generally will not incur corporate-level U.S. federal income taxes on net ordinary income or capital gains that the Company timely distributes each taxable year as dividends to its stockholders. To qualify as a RIC in any taxable year, the Company must, among other things, satisfy certain source-of-income and asset diversification requirements. In addition, the Company must distribute an amount in each taxable year generally at least equal to 90% of its investment company taxable income, determined without regard to any deduction for dividends paid, in order to maintain its ability to be subject to taxation as a RIC. As a part of maintaining its RIC status, undistributed taxable income (subject to a 4% nondeductible, U.S. federal excise tax) pertaining to a given taxable year may be distributed up to 12 months subsequent to the end of that taxable year, provided such distributions are declared prior to the earlier of eight-and-one-half months after the close of that taxable year or the filing of the U.S. federal income tax return for such prior taxable year. In order to avoid the imposition of the 4% nondeductible, U.S. federal excise tax, the Company needs to distribute, in respect of each calendar year, dividends of an amount at least equal to the sum of: (1) 98.0% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of its capital gain in excess of capital loss, or capital gain net income, (adjusted for certain ordinary losses) for the one-year period generally ending on October 31 of that calendar year (or, if the Company so elects for that calendar year) and (3) any net ordinary income and capital gain net income for preceding years that was not distributed with respect to such years and on which the Company incurred no U.S. federal income tax. For the taxable year ended December 31, 2016, the Company distributed $7.1 million, or $0.096753 per share, of its taxable income in 2017, prior to the filing of its U.S. federal income tax return for the 2016 taxable year. As a result, the Company was subject to a 4% nondeductible, U.S federal excise tax liability for the 2016 taxable year of approximately $239,000. For the taxable year ended December 31, 2017, the Company distributed $14.9 million, or $0.187394 per share, of its taxable income in 2018, prior to the filing of its U.S. federal income tax return for the 2017 taxable year. As a result, the Company was subject to a 4% nondeductible, U.S. federal excise tax liability of approximately $392,000.

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes, which provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the Company’s financial statements is the largest benefit or expense that has a greater than 50% likelihood of being realized upon its ultimate settlement with the relevant tax authority. Positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits, if any, in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. Management has analyzed the Company’s tax positions, and has concluded that there were no material uncertain income tax positions through March 31, 2018. The Company identifies its major tax jurisdiction as the United States, and the Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next 12 months. Tax returns for the 2014 through 2017 taxable years remain subject to examination by U.S. federal and most state tax authorities.

The Company’s wholly owned subsidiaries, HMS Equity Holding and HMS Equity Holding II, have elected to be taxable entities for U.S. tax purposes. HMS Equity Holding and HMS Equity Holding II primarily hold equity investments in portfolio companies which are treated as “pass through” entities for U.S. tax purposes. HMS Equity Holding and HMS Equity Holding II are consolidated for financial reporting purposes, and the portfolio investments held by each entity are included in the condensed consolidated financial statements as portfolio investments recorded at fair value. HMS Equity Holding and HMS Equity Holding II are not consolidated with the Company for U.S. federal income tax purposes and may generate income tax expense, or benefit, and the related tax assets and liabilities, as a result of its ownership of certain portfolio investments. This income tax expense, or benefit, if any, and the related tax assets and liabilities, are reflected in the Company’s condensed consolidated financial statements.

Listed below is a reconciliation of “Net increase (decrease) in net assets resulting from operations” to taxable income and to total distributions declared to common stockholders for the three months ended March 31, 2018 and 2017 (dollars in thousands).

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017

Net increase (decrease) in net assets resulting from operations	$15,557	$13,266
Net change in unrealized (appreciation) depreciation	(10,604)	4,516
Income tax (benefit) provision	102	48
Pre-tax book (income) loss not consolidated for tax purposes	8,236	184
Book income and tax income differences, including debt origination, structuring fees, dividends, realized gains and changes in estimates	39	392
Estimated taxable income (1)	13,330	18,406

Taxable income earned in prior year and carried forward for distribution in current year	15,005	7,238

Taxable income earned prior to period end and carried forward for distribution next period	(19,289)	(17,222)
Dividend accrued as of period end and paid-in the following period	4,757	4,500
Taxable income earned to be carried forward	(14,532)	(12,722)

Total distributions accrued or paid to common stockholders	$13,803	$12,922

(1)
The Company’s taxable income for each period is an estimate and will not be finally determined until the Company files its tax return for each year. Therefore, the final taxable income, and the taxable income earned in each period and carried forward for distribution in the following period, may be different than this estimate.

The income tax expense, or benefit, and the related tax assets and liabilities generated by HMS Equity Holding and HMS Equity Holding II, if any, are reflected in the Company’s Condensed Consolidated Statement of Operations. For the three months ended March 31, 2018 and 2017, the Company recognized a net income tax (benefit) provision of $102,000 and $48,000, respectively, related to deferred taxes of $4.3 million and $261,000, respectively, and other taxes of $102,000 and $48,000, respectively, offset by a valuation allowance of $(4.3) million and $(261,000), respectively. For the three months ended March 31, 2018 and 2017, the other taxes included $102,000 and $48,000, respectively, related to accruals for state and other taxes.

As of March 31, 2018, the cost basis of investments for tax purposes was $1.1 billion, with such investments having an estimated net unrealized depreciation of $4.4 million, composed of gross unrealized appreciation of $27.4 million and gross unrealized depreciation of $31.8 million. As of December 31, 2017, the cost basis of investments for tax purposes was $1.0 billion, with such investments having an estimated net unrealized depreciation of $14.9 million, composed of gross unrealized appreciation of $25.2 million and gross unrealized depreciation of $40.1 million.

The net deferred tax asset at both March 31, 2018 and December 31, 2017 was $0, primarily related to loss carryforwards, timing differences in net unrealized depreciation of portfolio investments, and basis differences of portfolio investments held by HMS Equity Holding and HMS Equity Holding II, which are “pass through” entities for tax purposes, offset by a valuation allowance. Based on HMS Equity Holding’s and HMS Equity Holding II’s short operating history, management believes it is more likely than not that there will be inadequate profits in HMS Equity Holding and HMS Equity Holding II against which the deferred tax assets can be offset. Accordingly, the Company recorded a full valuation allowance against such deferred tax assets.

The following table sets forth the significant components of net deferred tax assets and liabilities as of March 31, 2018 and December 31, 2017 (amounts in thousands):

	March 31, 2018	December 31, 2017
Deferred tax assets:
Net operating loss carryforwards	$1,576	$1,901
Foreign tax credit carryforwards	10	10
Capital loss carryforwards	5,959	5,390
Net basis differences in portfolio investments	1,188	—
Net unrealized depreciation of portfolio investments	1,708	—
Total deferred tax assets	10,441	7,301
Deferred tax liabilities:
Net basis differences in portfolio investments	—	(703)
Net unrealized appreciation of portfolio investments	(11)	(426)
Other	—	—
Total deferred tax liabilities	(11)	(1,129)
Valuation allowance	(10,430)	(6,172)
Total net deferred tax assets (liabilities)	$—	$—

On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJA”) was signed into law. The TCJA significantly changed the U.S. federal income tax laws applicable to businesses and their owners. Technical corrections or other amendments to the TCJA or administrative guidance interpreting the TCJA may be forthcoming at any time. Under the TCJA, the corporate income tax rate is reduced to 21%, and the corporate alternative minimum tax was repealed. The reduced corporate income tax rate, which is effective for taxable years beginning after December 31, 2017, apples to income earned by HMS Equity Holding and HMS Equity Holding II.

For federal income tax purposes, the net operating loss carryforwards generated prior to December 31, 2017 expire in various taxable years from 2034 through 2037. Under the TCJA, any net operating losses generated in 2018 and future periods will have an indefinite carryforward. The net capital loss carryforwards expire in taxable years 2020 and 2023. The timing and manner in which HMS Equity Holding and HMS Equity Holding II will utilize any net loss carryforwards in such taxable years, or in total, may be limited in the future under the provisions of the Code.

For the years ending December 31, 2017, 2016 and 2015, respectively, the tax characteristics of distributions paid to shareholders were as follows (amounts in thousands):

	Year Ended December 31,
Tax Characteristics of Distributions	2017		2016		2015

Ordinary income	$52,473	96.43%	$44,848	93.90%	$34,085	99.68%
Capital gain distributions	1,941	3.57	2,913	6.10	110	0.32
Total distributions	$54,414	100.00%	$47,761	100.00%	$34,195	100.00%

The determination of the tax attributes of the Company’s distributions is made annually at the end of the Company’s taxable year based upon the Company’s taxable income for the full taxable year and distributions paid for the full taxable year. Therefore, a determination made on an interim basis may not be representative of the actual tax attributes of distributions for a full year. If the Company had determined the tax attributes of its distributions taxable year-to-date as of March 31, 2018, 100% would be from its current and accumulated earnings and profits. However, there can be no certainty to stockholders that this determination is representative of what the actual tax attributes of the Company’s anticipated fiscal and taxable years ending December 31, 2018 distributions to stockholders will be. The actual tax characteristics of distributions to stockholders will be reported to the Internal Revenue Service and stockholders subject to information reporting shortly after the close of each calendar year on Form 1099-DIV.

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

Note 9 – Supplemental Cash Flow Disclosures

Listed below are the supplemental cash flow disclosures for the three months ended March 31, 2018 and 2017 (dollars in thousands):

Supplemental Disclosure of Cash Flow Information	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Cash paid for interest	$4,779	$3,670
Cash paid for income taxes	463	268

Supplemental Disclosure of Non-Cash Flow Information
Stockholder distributions declared and unpaid	4,757	4,500
Stockholder distributions reinvested	6,929	6,618
Change in unpaid deferred offering costs	—	(12)
Unpaid deferred financing costs	—	387
Unpaid sales commissions and dealer manager fee	—	150

Note 10 — Related Party Transactions and Arrangements

Advisory Agreements and Conditional Fee and Expense Reimbursement Waivers

The Company and the Adviser may enter into an agreement pursuant to which the Adviser could pay the Company up to 100% of its operating expenses an “Expense Support Payment”) in order to achieve a reasonable level of expenses relative to its investment income.

The Company and the Advisers entered into a conditional fee waiver agreement (as amended from time to time, the “Conditional Fee Waiver Agreement”), pursuant to which the Advisers could waive certain fees through December 31, 2015 upon the occurrence of any event that, in the Advisers’ sole discretion, causes such waivers to be deemed necessary.

The Company and the Advisers entered into conditional income incentive fee waiver agreements (the “2016-2018 Conditional Income Incentive Fee Waiver Agreements”), most recently on May 4, 2018, pursuant to which, for a period from January 1, 2016 through March 31, 2018, the Advisers could waive the “subordinated incentive fee on income,” as such term is defined in the Investment Advisory Agreement, upon the occurrence of any event that, in the Advisers’ sole discretion, causes such waiver to be deemed necessary. The 2016-2018 Conditional Income Incentive Fee Waiver Agreements may require the Company to repay the Advisers for previously waived reimbursement of Expense Support Payments or waived base management fees or incentive fees under certain circumstances and to the extent eligible for repayment.

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

For the three months ended March 31, 2018 and 2017, the Company incurred base management fees of approximately $5.7 million and $5.2 million, respectively, and the Advisers waived no base management fees in either period. For the three months ended March 31, 2018 and 2017, the Company incurred no capital gains incentive fees in either period, and incurred subordinated incentive fees on income of approximately $15,000 and $1.5 million, respectively, which were fully waived by the Advisers.

For the three months ended March 31, 2018 and 2017, the Company did not record an accrual for any previously waived fees. Any future reimbursement of previously waived fees to the Advisers will not be accrued until the reimbursement of the waived fees becomes probable and estimable, which will be upon approval of the Company’s board of directors. To date, none of the previously waived fees has been approved by the board of directors for reimbursement.

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

	Management Fee (1)		Subordinated Incentive Fee (1)		Capital Gain Incentive Fee (1)		Expense Support (1)
Quarter Ended	Waivers	Repaid to Adviser (2)	Waivers	Repaid to Adviser (2)	Waivers	Repaid to Adviser (2)	Payments	Repaid to Adviser (2)	Operating Expense Ratio (3)	Annualized Distribution Rate (4)	Eligible to be Repaid Through (5)
6/30/2015	$—	$—	$930	$—	$—	$—	$—	$—	1.69%	$0.70	6/30/2018
9/30/2015	$—	$—	$155	$—	$—	$—	$—	$—	2.11%	$0.70	9/30/2018
12/31/2015	$—	$—	$1,159	$—	$—	$—	$—	$—	2.27%	$0.70	12/31/2018
3/31/2016	$—	$—	$493	$—	$—	$—	$—	$—	1.83%	$0.70	3/31/2019
6/30/2016	$—	$—	$—	$—	$—	$—	$—	$—	1.76%	$0.70	6/30/2019
9/30/2016	$—	$—	$—	$—	$—	$—	$—	$—	1.73%	$0.70	9/30/2019
12/31/2016	$—	$—	$1,196	$—	$—	$—	$—	$—	1.68%	$0.70	12/31/2019
3/31/2017	$—	$—	$1,495	$—	$—	$—	$—	$—	1.68%	$0.70	3/31/2020
6/30/2017	$—	$—	$823	$—	$—	$—	$—	$—	1.67%	$0.70	6/30/2020
9/30/2017	$—	$—	$—	$—	$—	$—	$—	$—	1.91%	$0.70	9/30/2020
12/31/2017	$—	$—	$711	$—	$—	$—	$—	$—	1.82%	$0.70	12/31/2020
3/31/2018	$—	$—	$15	$—	$—	$—	$—	$—	1.80%	$0.70	3/31/2021

(1)	Fees waived pursuant to the Conditional Fee Waiver Agreement and the 2016-2018 Conditional Income Incentive Fee Waiver Agreements.

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

(5)
Prior to June 30, 2015, the Advisers waived total management fees of $2.8 million, total subordinated incentive fees of $932,000 and total capital gain incentive fees of $8,000. Due to the passage of time, such waived fees are not eligible for repayment under the applicable fee waiver agreements.

Pursuant to the Investment Advisory Agreement and Sub-Advisory Agreement, the Company is required to pay or reimburse the Advisers for administrative services expenses, which include all costs and expenses related to the Company’s day-to-day administration and management not related to advisory services, whether such administrative services were performed by a third party service provider or affiliates of the Advisers (“Internal Administrative Services”). The Advisers do not earn any profit under their provision of administrative services to the Company. For the three months ended March 31, 2018 and 2017, the Company incurred, and the Advisers waived the reimbursement of, Internal Administrative Services expenses of approximately $804,000 and $661,000, respectively. The Company and the Advisers entered into an expense support and conditional reimbursement agreement, as amended from time to time, which extends the period for waiver of reimbursement of Internal Administrative Services expenses accrued pursuant to the Investment Advisory Agreement and the Sub-Advisory Agreement through June 30, 2018. Since inception, the Advisers waived the reimbursement of total Internal Administrative Services expenses of $11.1 million. Waived Internal Administrative Services expenses are not subject to future reimbursement.

The table below outlines fees incurred and expense reimbursements payable to Hines, Main Street and their affiliates for the three months ended March 31, 2018 and 2017 and amounts unpaid as of March 31, 2018 and December 31, 2017 (dollars in thousands).

	Incurred		Unpaid as of
	Three Months Ended March 31,		March 31, 2018	December 31, 2017
Type and Recipient	2018	2017
Incentive Fees on Income (1) - the Adviser, Sub-Adviser	$15	$—	$—	$—
Offering Costs - the Adviser, Sub-Adviser	103	387	—	—
Other (2) - the Adviser	176	202	51	59
Selling Commissions - Dealer Manager	—	1,060	—	—
Dealer Manager Fee - Dealer Manager	—	558	—	—
Due to Affiliates			$51	$59

Base Management Fees (1) - the Adviser, Sub-Adviser	$5,694	$5,150	$5,694	$5,682

(1)	Net of amounts waived by the Advisers.

(2)	Includes amounts the Adviser paid on behalf of the Company such as general and administrative services expenses.

Offering Costs

In accordance with the Investment Advisory Agreement and the Sub-Advisory Agreement, the Company reimburses the Advisers for any offering costs that are paid on the Company’s behalf, which consist of, among other costs, actual legal, accounting, bona fide out-of-pocket itemized and detailed due diligence costs, printing, filing fees, transfer agent costs, postage, escrow fees, advertising and sales literature and other costs incurred in connection with an offering of the Company including the Company’s distribution reinvestment plan. Pursuant to the terms of the Investment Advisory Agreement and the Sub-Advisory Agreement, the Company expects to reimburse the Advisers for such costs incurred on the Company’s behalf on a monthly basis, up to a maximum aggregate amount of 1.5% of the gross stock offering proceeds. The Advisers are responsible for the payment of offering costs to the extent they exceed 1.5% of the aggregate gross stock offering proceeds.

As of March 31, 2018, the Company has reimbursed the Advisers approximately $11.9 million since inception for offering costs. As of March 31, 2018, the Advisers carried a balance of approximately $1.3 million for offering costs incurred on the Company’s behalf, net of reimbursement payments from the Company.

Note 11 – Share Repurchase Plan

Since inception of the share repurchase program, the Company funded the repurchase of $46.4 million in shares. For the three months ended March 31, 2018 and 2017, the Company funded $9.4 million and $5.1 million, respectively, for shares tendered for repurchase under the plan approved by the board of directors. Since inception of the share repurchase program, the Company has funded all redemption requests validly tendered and not withdrawn.

For the Quarter Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered that were Repurchased	Repurchase Price per Share	Aggregate Consideration for Repurchased Shares
March 31, 2018	March 22, 2018	1,147,067.15	100%	$8.20	$9,405,951

Note 12 – Commitments and Contingencies

At March 31, 2018, the Company had a total of approximately $50.5 million in outstanding commitments comprising (i) 33 commitments to fund revolving loans that had not been fully drawn or term loans that had not been funded and (ii) four capital commitments that had not been fully called. The Company recognized unrealized depreciation of approximately $18,000 on the outstanding unfunded loan commitments and no unrealized appreciation or depreciation on the outstanding unfunded capital commitments during the three months ended March 31, 2018. At December 31, 2017, the Company had a total of approximately $45.4 million in outstanding commitments comprising (i) 28 commitments to fund revolving loans that had not been fully drawn or term loans that had not been funded and (ii) four capital commitments that had not been fully called. The Company recognized unrealized appreciation of $14,000 on the outstanding unfunded loan commitments and no unrealized appreciation or depreciation on the outstanding unfunded capital commitments during the year ended December 31, 2017.

	Commitments and Contingencies
	(dollars in thousands)
	March 31, 2018	December 31, 2017
Unfunded Loan Commitments
Apex Linen Services, Inc.	$403	$403
Arcus Hunting, LLC	1,566	976
BarFly Ventures, LLC	613	613
BBB Tank Services	20	—
BigName Holdings, LLC	101	101
Boccella Precast Products, LLC	285	500
CDHA Management, LLC	2,061	2,343
Chamberlin HoldCo, LLC	400	—
Charps, LLC	1,000	1,000
Clad-Rex Steel, LLC	100	100
CTVSH, PLLC	200	200
Datacom, LLC	5	25
Direct Marketing Solutions, Inc.	400	—
Felix Investments Holdings II LLC	1,667	1,667
Gamber-Johnson Holdings, LLC	300	300
GST Autoleather Inc.	—	1,281
Guerdon Modular Holdings, Inc.	300	400
Hawk Ridge Systems, LLC	400	400
Hojeij Branded Foods, Inc.	1,923	1,923
Hostway Corporation	7	7
Hunter Defense Technologies, Inc.	2,832	—
HW Temps LLC	200	200
LaMi Products, LLC	294	294
Market Force Information, Inc.	400	400
Meisler Operating, LLC	400	400
Mystic Logistics Holdings, LLC	200	200
NexRev, LLC	1,000	—
NNE Partners, LLC	2,056	5,542
NuStep, LLC	300	300
Permian Holdco 2, Inc.	—	97
PPC/Shift, LLC	500	500
Radiology Partners, Inc.	5,254	—
Resolute Industrial LLC	5,750	5,750
Wireless Vision Holdings, LLC	2,084	2,084
Unfunded Capital Commitments
Brightwood Capital Fund III, LP	1,000	1,000
Brightwood Capital Fund IV, LP	9,000	9,000
Copper Trail Energy Fund I LP	2,500	2,500
Freeport Financial Funds	4,941	4,941
Total	$50,462	$45,447

Note 13 – Subsequent Events

On May 4, 2018, the Company, the Adviser and the Sub-Adviser entered into a conditional income incentive fee agreement (the “First Quarter 2018 Fee Waiver Agreement”), pursuant to which, for a period from January 1, 2018 through March 31, 2018, the Advisers could waive the “subordinated incentive fee on income,” as such term is defined in the Investment Advisory Agreement, upon the occurrence of any event that, in the Advisers’ sole discretion, causes such waiver to be deemed necessary. The First Quarter 2018 Fee Waiver Agreement may require the Company to repay the Advisers for previously waived Expense Support Payments or waived base management fees or incentive fees under certain circumstances. The previously waived fees are potentially subject to repayment by the Company, if at all, within a period not to exceed three years from the date of each respective fee waiver.

On April 13, 2018, the Company filed a tender offer statement on Schedule TO with the SEC to commence an offer by the Company to purchase, as approved by its board of directors, 1,973,729.33 shares of the Company’s issued and outstanding common stock, par value $0.001 per share. The offer is for cash at a purchase price equal to the NAV per share to be determined within 48 hours of the repurchase date.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is based on the condensed consolidated financial statements as of March 31, 2018 (unaudited) and December 31, 2017 and for the three months ended March 31, 2018 and 2017. Amounts as of December 31, 2017 included in the unaudited condensed consolidated financial statements have been derived from the Company’s audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, as well as the audited consolidated financial statements, notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2017. Capitalized terms used in this Item 2 have the same meaning as in the accompanying condensed consolidated financial statements in Item 1 unless otherwise defined in this Report.

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

Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Part II-Item 1A. Risk Factors” and elsewhere in this Report and set forth in our annual report on Form 10-K for the year ended December 31, 2017. Other factors that could cause actual results to differ materially include:

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

We previously registered for sale up to 150,000,000 shares of common stock pursuant to a registration statement on Form N-2 (File No. 333-178548) which was initially declared effective by the SEC on June 4, 2012 (the “Initial Offering”). The Initial Offering terminated on December 1, 2015. We raised approximately $601.2 million in the Initial Offering, including proceeds from the dividend reinvestment plan of approximately $22.0 million. We also registered for sale up to $1,500,000,000 worth of shares of common stock (the “Offering”) pursuant to a new registration statement on Form N-2 (File No. 333-204659), as amended. With the approval of our board of directors, we closed the Offering to new investors effective September 30, 2017. Through March 31, 2018, we raised approximately $191.0 million in the Offering, including proceeds from the distribution reinvestment plan of approximately $59.3 million.

Our business is managed by the Adviser, an affiliate of Hines, under an Investment Advisory and Administrative Services Agreement dated May 31, 2012, as amended (the “Investment Advisory Agreement”). We and the Adviser have retained MSC Adviser I, LLC (the “Sub-Adviser”), a wholly owned subsidiary of Main Street, as our investment sub-adviser pursuant to an Investment Sub-Advisory Agreement (the “Sub-Advisory Agreement”) to identify, evaluate, negotiate and structure prospective investments, make investment and portfolio management recommendations for approval by the Adviser, monitor our investment portfolio and provide certain ongoing administrative services to the Adviser. The Adviser and the Sub-Adviser are collectively referred to as the “Advisers,” and each is registered under the Investment Advisers Act of 1940, as amended. Upon the execution of the Sub-Advisory Agreement, Main Street became our affiliate. Our board of directors most recently reapproved the Investment Advisory Agreement and Sub-Advisory Agreement on May 10, 2018. We have engaged Hines Securities, Inc. (the “Dealer Manager”), an affiliate of the Adviser, to serve as the Dealer Manager for our offerings, if any.

As a BDC, we are subject to certain regulatory restrictions in making our investments, including limitations on our ability to co-invest with certain affiliates, including Main Street. However, we received exemptive relief from the SEC, that permits us, subject to certain conditions, to co-invest with Main Street and/or its affiliates in certain transactions originated by Main Street and/or our Advisers. The exemptive relief permits us, and certain of our directly or indirectly wholly owned subsidiaries on one hand, and Main Street and or/certain of its affiliates on the other hand, to co-invest in the same investment opportunities where such investment may otherwise be prohibited under Section 57(a)(4) of the 1940 Act. In addition, we may continue to co-invest with Main Street and/or its affiliates in syndicated deals and secondary loan market purchases in accordance with applicable regulatory guidance or interpretations where price is the only negotiated point.

As of March 31, 2018, we had investments in 51 Middle Market debt investments, 40 Private Loan debt investments, 31 LMM debt investments, 32 LMM equity investments, five Middle Market equity investments, 13 Private Loan equity investments and seven Other Portfolio investments with an aggregate fair value of approximately $1,067.6 million, a cost basis of approximately $1,071.9 million and a weighted average effective annual yield of approximately 8.9%. The weighted average annual yield was calculated using the effective interest rates for all investments at March 31, 2018, including accretion of original issue discount and amortization of premium to par value, the amortization of fees received in connection with transactions, and assumes zero yield for investments on non-accrual status. Approximately 82.6% and 9.2% of our total portfolio investments (at fair value, excluding our Other Portfolio investments) were secured by first priority liens and second priority liens on portfolio company assets, respectively, with the remainder in unsecured debt investments and equity investments.

The level of new portfolio investment activity will fluctuate from period to period based upon our view of the current economic fundamentals, our ability to identify new investment opportunities that meet our investment criteria and our ability to close on the identified transactions. The level of new investment activity and associated interest and fee income will directly impact future investment income. While we intend to grow our investment income over the long-term, our operating results may be more limited during depressed economic periods. However, we intend to appropriately manage our cost structure and liquidity position based on applicable economic conditions and our investment outlook. The level of realized gains or losses and unrealized appreciation or depreciation will also fluctuate depending upon portfolio activity and the performance of our individual portfolio companies. The changes in realized gains and losses and unrealized appreciation or depreciation could have a material impact on our operating results.

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

Base Management Fee, Incentive Fee Waiver Agreements and Administrative Services Expense Reimbursement Waiver Agreements

From time to time, our Advisers may waive certain fees and expense reimbursements accrued under the Investment Advisory Agreement and the Sub-Advisory Agreement, as applicable. We may reimburse such waived fees within three years from the date of each respective fee reimbursement waiver. See Note 10 - Related Party Transactions and Arrangements - Advisory Agreements and Conditional Fee and Expense Reimbursement Waivers to our condensed consolidated financial statements included elsewhere in this Report for additional information on our fee and expense reimbursement waivers.

CRITICAL ACCOUNTING POLICIES

Each of our critical accounting policies involves the use of estimates that require management to make assumptions that are subjective in nature. Management relies on its experience, collects historical and current market data, and analyzes these assumptions in order to arrive at what it believes to be reasonable estimates. In addition, application of these accounting policies involves the exercise of judgments regarding assumptions as to future uncertainties. Actual results could materially differ from these estimates. A disclosure of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2017 in Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no changes to our critical accounting policies during 2018, except to the extent described below.

Basis of Presentation and Consolidation

Our condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and accounting principles generally accepted in the United States of America and include the accounts of our wholly owned consolidated subsidiaries: HMS Funding, HMS Equity Holding and HMS Equity Holding II. All intercompany accounts and transactions have been eliminated in consolidation. Under the 1940 Act rules, regulations pursuant to Articles 6, 10 and 12 of Regulation S-X and Topic 946, Financial Services - Investment Companies of the Accounting Standards Codification, as amended (the “ASC”), of the Financial Accounting Standards Board (“FASB”), we are precluded from consolidating portfolio company investments, including those in which we have a controlling interest, unless the portfolio company is a wholly owned investment company. An exception to this general principle occurs if we own a controlled operating company whose purpose is to provide services to us such as an investment adviser or transfer agent. None of our investments qualify for this exception. Therefore, our portfolio company investments, including those in which we have a controlling interest, are carried on the Consolidated Balance Sheet at fair value with changes to fair value recognized as “Net Change in Unrealized Appreciation (Depreciation)” on the Consolidated Statements of Operations until the investment is realized, usually upon exit, resulting in any gain or loss on exit being recognized as a realized gain or loss. However, in the event that any controlled subsidiary exceeds the tests of significance set forth in Rules 3-09 or 4-08(g) of Regulation S-X, we will include required financial information for such subsidiary in the notes or as an attachment to our condensed consolidated financial statements.

PORTFOLIO INVESTMENT COMPOSITION

Our Middle Market portfolio investments primarily consist of direct or secondary purchases of interest-bearing debt securities in companies that are generally larger in size than the LMM companies included in our LMM portfolio. While our Middle Market debt investments are generally secured by a first priority lien, 16.3% of the fair value of our Middle Market portfolio is secured by second priority liens.

Our current LMM portfolio consists of debt investments secured by a first priority lien (64.4% of the total fair value of the LMM portfolio) on the assets of the portfolio companies and equity investments (35.6% of the total fair value of the LMM portfolio) in privately held LMM companies as of March 31, 2018. The LMM debt investments generally mature between five and seven years from the original investment date. The LMM equity investments represent an equity position or the right to acquire an equity position through warrants.

Our Private Loan portfolio primarily consists of debt investments secured by first and second priority liens (91.2% and 3.4% of the total fair value of the Private Loan portfolio, respectively) on the assets of the portfolio companies, unsecured debt investments (2.9% of the total fair value of the Private Loan portfolio) and equity investments (2.5% of the total fair value of the Private Loan portfolio) in Private Loan companies as of March 31, 2018. The Private Loan debt investments typically have stated terms between three and seven years from the original investment date. The Private Loan equity investments represent an equity position or the right to acquire an equity position through warrants.

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

During the three months ended March 31, 2018, we funded investment purchases of approximately $181.8 million and had six investments under contract to purchase as of March 31, 2018 for approximately $19.4 million, which settled or we scheduled to settle after March 31, 2018. We also received proceeds from sales and repayments of existing portfolio investments of approximately $133.0 million, including $91.6 million in sales. Additionally, we had four investments under contract to sell as of March 31, 2018, for approximately $28.6 million, which represented the contract sales price. The combined result of these transactions increased our portfolio, on a cost basis, by approximately $7.6 million, or 0.7%, and the number of portfolio investments by three or 1.7%, compared to the portfolio as of December 31, 2017. As of March 31, 2018, the largest investment in an individual portfolio company represented approximately 2.9% of our portfolio’s fair value with the remaining investments in an individual portfolio company ranging from 0.0% to 2.1%. The average investment in our portfolio is approximately $6.0 million or 0.6% of the total portfolio. Our portfolio is broadened across individual portfolio investments, geographic regions, and industries. Further, our total portfolio’s investment composition (excluding our Other Portfolio investments) at fair value is comprised of 82.6% first lien debt securities and 9.2% second lien debt securities, with the remainder in unsecured debt investments and equity investments. First lien debt securities have priority over subordinated debt owed by the issuer with respect to the collateral pledged as security for the loan. Due to the relative priority of payment of first lien investments, these generally have lower yields than lower priority, less secured investments.

During the three months ended March 31, 2017, we made investment purchases of approximately $110.9 million and had one investment under contract to purchase as of March 31, 2017 for approximately $7.4 million, which settled after March 31, 2017. We also received proceeds from sales and repayments of existing portfolio investments of approximately $137.8 million including $9.7 million in sales and had two investments under contract to sell as of March 31, 2017 for approximately $8.2 million, which represented the contract sales price.

The result of these transactions further diversified our geographic and industry concentrations and based upon our investment rating system, which is described further below, the weighted average rating of our LMM was approximately 2.6 and 2.7 as of March 31, 2018 and December 31, 2017, respectively. Lastly, the overall weighted average effective yield on our investment portfolio remained at 8.9% as of December 31, 2017 and March 31, 2018.

Summaries of the composition of our total investment portfolio at cost and fair value are shown in the following tables (this information excludes Other Portfolio investments):

	March 31, 2018				December 31, 2017
Cost:	LMM	Private Loan	Middle Market	Total	LMM	Private Loan	Middle Market	Total
First Lien Secured Debt	69.4%	91.0%	83.0%	83.8%	69.8%	92.5%	83.1%	84.3%
Second Lien Secured Debt	—	3.3	15.7	9.1	—	1.5	16.2	9.6
Unsecured Debt	—	2.9	0.2	1.1	—	3.3	0.1	1.1
Equity (1)	29.8	2.6	1.1	5.8	29.2	2.5	0.6	4.8
Equity warrants	0.8	0.2	—	0.2	1.0	0.2	—	0.2
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
(1) Includes our investment in HMS-ORIX.

	March 31, 2018				December 31, 2017
Fair Value:	LMM	Private Loan	Middle Market	Total	LMM	Private Loan	Middle Market	Total
First Lien Secured Debt	64.4%	91.2%	82.2%	82.6%	64.7%	92.4%	82.1%	83.0%
Second Lien Secured Debt	—	3.4	16.3	9.2	—	1.5	17.0	9.8
Unsecured Debt	—	2.9	0.2	1.1	—	3.4	0.1	1.1
Equity (1)	34.9	2.3	1.3	6.9	34.3	2.5	0.8	5.9
Equity warrants	0.7	0.2	—	0.2	1.0	0.2	—	0.2
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
(1) Includes our investment in HMS-ORIX.

For the tables showing our total investment portfolio composition by geographic region and by industry, see Note 3 - Fair Value Hierarchy for Investments - Portfolio Investment Composition to our condensed consolidated financial statements included elsewhere in this Report.

Investment in HMS-ORIX

We co-invest in broadly-syndicated loans with ORIX Funds Corp. (“Orix”) through our investment in HMS-ORIX, which is organized as a Delaware limited liability company. Pursuant to the terms of the limited liability company agreement and through representation on the HMS-ORIX Board of Managers, we and Orix each have 50% voting control of HMS-ORIX and together will agree on all portfolio and investment decisions as well as all other significant actions for HMS-ORIX. We do not operationally control HMS-ORIX, and, accordingly, we do not consolidate the operations of HMS-ORIX within the consolidated financial statements. As of March 31, 2018, we and Orix have committed to provide, and have funded, an aggregate of $50.0 million of equity to HMS-ORIX, with us providing $30.0 million (60% of the equity) and Orix providing $20.0 million (40% of the equity).

As of March 31, 2018 and December 31, 2017, HMS-ORIX had total assets of $146.3 million and $142.9 million, respectively, and HMS-ORIX’s portfolio consisted of 78 and 74 broadly-syndicated loans, respectively, all of which were secured by first-priority liens, generally in industries similar to those in which we may directly invest.

On April 5, 2017, HMS-ORIX closed on a $100.0 million credit facility with Bank of America, N.A. The facility has a maturity date of April 5, 2020 and borrowings under the facility bear interest at a rate equal to LIBOR plus 1.65% per annum. As of March 31, 2018 and December 31, 2017, $91.3 million and $86.5 million, respectively, was outstanding under this facility. Borrowings under the facility are secured by substantially all of the assets of HMS-ORIX. If we were to include our pro-rata share of the borrowings under the HMS-ORIX credit facility as leverage on our balance sheet as of March 31, 2018, our asset coverage ratio as of such date would have been 215%, assuming unfunded commitments are treated as senior securities.

The following table presents a summary of HMS-ORIX’s portfolio as of March 31, 2018 and December 31, 2017 (dollars in thousands):

	As of March 31, 2018	As of December 31, 2017

Total debt investments (1)	$140,212	$138,908
Weighted average effective yield on loans(2)	5.26%	4.95%
Largest loan to a single borrower(1)	$3,487	$3,496
Total of 10 largest loans to borrowers(1)	$30,812	$30,790
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

The following table presents a listing of HMS-ORIX’s individual loans as of March 31, 2018:

HMS-ORIX
Loan Portfolio
As of March 31, 2018
(dollars in thousands)
Portfolio Company	Industry	Type of Investment	Principal	Cost	Fair Value

Acosta, Inc.	Commercial Services & Supplies	LIBOR (1 month) + 3.25%, Current Coupon 5.13%, Secured Debt (Maturity - September 26, 2021)	$1,995	$1,884	$1,679
Acrisure, LLC	Insurance	LIBOR (2 months) + 4.25%, Current Coupon 5.99%, Secured Debt (Maturity - November 22, 2023)	2,109	2,116	2,139
Advantage Sales & Marketing Inc.	Commercial Services & Supplies	LIBOR (1 month) + 3.25%, Current Coupon 5.02%, Secured Debt (Maturity - July 23, 2021)	1,985	1,937	1,950
Air Medical Group Holdings, Inc.	Health Care Providers & Services	LIBOR (1 month) + 3.25%, Current Coupon 4.94%, Secured Debt (Maturity - April 28, 2022)	1,985	1,975	1,996
Alphabet Holding Company, Inc.	Food Products	LIBOR (1 month) + 3.50%, Current Coupon 5.38%, Secured Debt (Maturity - September 26, 2024)	1,990	1,981	1,860
American Seafoods Group LLC	Food Products	LIBOR (1 month) + 2.75%, Current Coupon 4.61%, Secured Debt (Maturity - August 21, 2023)	1,456	1,450	1,459
Ancestry.com Operations Inc.	Internet Software & Services	LIBOR (1 month) + 3.25%, Current Coupon 5.13%, Secured Debt (Maturity - October 19, 2023)	1,985	2,002	1,998
Arch Coal, Inc.	Metals & Mining	LIBOR (1 month) + 3.25%, Current Coupon 5.13%, Secured Debt (Maturity - March 7, 2024)	1,980	1,986	1,994
AshCo, Inc.	Specialty Retail	LIBOR (3 months) + 5.00%, Current Coupon 6.88%, Secured Debt (Maturity - September 25, 2024)	1,990	1,948	1,974
Asurion, LLC	Insurance	LIBOR (1 month) + 2.75%, Current Coupon 4.63%, Secured Debt (Maturity - November 3, 2023)	1,271	1,271	1,281
Atkore International, Inc.	Electric Equipment, Instruments & Components	LIBOR (3 months) + 2.75%, Current Coupon 5.06%, Secured Debt (Maturity - December 22, 2023)	2,970	2,988	2,993
BCP Renaissance Parent L.L.C.	Oil, Gas & Consumable Fuels	LIBOR (3 months) + 4.00%, Current Coupon 5.77%, Secured Debt (Maturity - October 31, 2024)	600	602	604
BMC Software Finance, Inc.	Software	LIBOR (1 month) + 3.25%, Current Coupon 5.13%, Secured Debt (Maturity - September 12, 2022)	3,148	3,172	3,167
Builders FirstSource, Inc.	Building Products	LIBOR (1 month) + 3.00%, Current Coupon 5.30%, Secured Debt (Maturity - February 29, 2024)	2,970	2,966	2,986
Calpine Corporation	Independent Power and Renewable Electricity Producers	LIBOR (3 months) + 2.50%, Current Coupon 4.81%, Secured Debt (Maturity - January 15, 2023)	1,985	1,991	1,996
CHS/Community Health Systems, Inc.	Healthcare Providers & Services	LIBOR (3 months) + 3.00%, Current Coupon 4.98%, Secured Debt (Maturity - January 27, 2021)	1,613	1,608	1,554
ClubCorp Holdings, Inc.	Real Estate Management & Development	LIBOR (3 months) + 3.25%, Current Coupon 5.55%, Secured Debt (Maturity - September 18, 2024)	1,959	1,949	1,973
Colorado Buyer Inc	Technology Hardware, Storage & Peripherals	LIBOR (3 months) + 3.00%, Current Coupon 4.78%, Secured Debt (Maturity - May 1, 2024)	2,978	2,987	2,983
Confie Seguros Holding II Co.	Insurance	LIBOR (1 month) + 5.25%, Current Coupon 7.23%, Secured Debt (Maturity - April 19, 2022)	1,980	1,986	1,982
CPI International, Inc.	Aerospace & Defense	LIBOR (1 month) + 3.50%, Current Coupon 5.38%, Secured Debt (Maturity - July 26, 2024)	1,990	1,990	2,001

HMS-ORIX
Loan Portfolio
As of March 31, 2018
(dollars in thousands)
Portfolio Company	Industry	Type of Investment	Principal	Cost	Fair Value

Deerfield Holdings Corporation	Diversified Financial Services	LIBOR (1 month) + 3.25%, Current Coupon 5.55%, Secured Debt (Maturity - February 13, 2025)	$3,000	$2,996	$3,014
Diamond Resorts International, Inc.	Hotels, Restaurants & Leisure	LIBOR (1 month) + 4.50%, Current Coupon 6.38%, Secured Debt (Maturity - September 1, 2023)	2,146	2,173	2,187
EFS Cogen Holdings I LLC	Electric Utilities	LIBOR (3 months) + 3.25%, Current Coupon 5.56%, Secured Debt (Maturity - June 28, 2023)	1,890	1,902	1,906
Duff & Phelps Corporation	Diversified Financial Services	LIBOR (3 months) + 3.25%, Current Coupon 4.63%, Secured Debt (Maturity - November 7, 2024)	1,000	1,001	1,009
Endo Luxembourg Finance Company I S.a.r.l.	Pharmaceuticals	LIBOR (1 month) + 4.25%, Current Coupon 6.19%, Secured Debt (Maturity - April 29, 2024)	1,985	2,003	1,985
Envision Healthcare Corporation	Health Care Providers & Services	LIBOR (1 month) + 3.00%, Current Coupon 4.88%, Secured Debt (Maturity - December 1, 2023)	1,415	1,415	1,423
Everi Payments Inc.	Leisure Products	LIBOR (3 months) + 3.50%, Current Coupon 5.49%, Secured Debt (Maturity - May 9, 2024)	1,985	1,979	2,003
Exgen Renewables IV, LLC	Electrical Production	LIBOR (3 months) + 3.00%, Current Coupon 4.99%, Secured Debt (Maturity - November 29, 2024)	299	299	303
First American Payment Systems, L.P.	Diversified Financial Services	LIBOR (1 month) + 4.75%, Current Coupon 6.44%, Secured Debt (Maturity - January 5, 2024)	930	941	937
Fitness International, LLC	Hotels, Restaurants & Leisure	LIBOR (1 month) + 3.50%, Current Coupon 5.38%, Secured Debt (Maturity - July 1, 2020)	1,735	1,755	1,753
Flex Acquisition Company Inc	Containers & Packaging	LIBOR (3 months) + 3.00%, Current Coupon 4.69%, Secured Debt (Maturity - December 29, 2023)	1,990	1,999	2,002
Flexera Software LLC	Software	LIBOR (1 month) + 3.25%, Current Coupon 5.13%, Secured Debt (Maturity - February 26, 2025)	1,529	1,526	1,541
Gardner Denver, Inc.	Machinery	LIBOR (1 month) + 2.75%, Current Coupon 5.05%, Secured Debt (Maturity - July 30, 2024)	1,990	2,000	2,002
Golden Nugget, Inc.	Hotels, Restaurants & Leisure	LIBOR (1 month) + 3.25%, Current Coupon 4.90%, Secured Debt (Maturity - October 4, 2023)	1,985	1,985	2,005
Greatbatch Ltd.	Health Care Equipment & Supplies	LIBOR (1 month) + 3.25%, Current Coupon 4.99%, Secured Debt (Maturity - October 27, 2022)	2,627	2,642	2,652
GYP Holdings III Corp.	Trading Companies & Distributors	LIBOR (1 month) + 3.00%, Current Coupon 4.77%, Secured Debt (Maturity - April 3, 2023)	3,474	3,496	3,493
Harbor Freight Tools USA, Inc.	Specialty Retail	LIBOR (1 month) + 2.50%, Current Coupon 4.38%, Secured Debt (Maturity - August 18, 2023)	1,975	1,982	1,980
HD Supply Waterworks, Ltd.	Trading Companies & Distributors	LIBOR (3 months) + 3.00%, Current Coupon 5.01%, Secured Debt (Maturity - August 1, 2024)	140	139	141
Horizon Pharma, Inc.	Pharmaceuticals	LIBOR (1 month) + 3.25%, Current Coupon 5.13%, Secured Debt (Maturity - March 29, 2024)	1,985	2,004	1,999
IG Investments Holdings, LLC	Professional Services	LIBOR (1 month) + 3.50%, Current Coupon 5.80%, Secured Debt (Maturity - October 29, 2021)	1,985	1,996	2,012
IRB Holding Corp.	Hotels, Restaurants & Leisure	LIBOR (1 month) + 3.25%, Current Coupon 4.94%, Secured Debt (Maturity - February 5, 2025)	400	400	405

HMS-ORIX
Loan Portfolio
As of March 31, 2018
(dollars in thousands)
Portfolio Company	Industry	Type of Investment	Principal	Cost	Fair Value

Jackson Hewitt Tax Service Inc.	Diversified Financial Services	LIBOR (1 month) + 7.00%, Current Coupon 8.77%, Secured Debt (Maturity - July 30, 2020)	$1,939	$1,875	$1,934
KBR	Construction	LIBOR (3 months) + 3.75%, Current Coupon 5.76%, Secured Debt (Maturity - March 28, 2025)	1,250	1,244	1,244
KMG Chemicals, Inc.	Chemicals	LIBOR (1 month) + 2.75%, Current Coupon 4.63%, Secured Debt (Maturity - June 17, 2024)	807	804	813
KUEHG Corp.	Educational Services	LIBOR (1 month) + 3.75%, Current Coupon 6.05%, Secured Debt (Maturity - August 12, 2022)	2,476	2,482	2,494
LANDesk Group, Inc.	Software	LIBOR (1 month) + 4.25%, Current Coupon 6.13%, Secured Debt (Maturity - January 22, 2024)	991	996	976
Learfield Communications LLC	Media	LIBOR (1 month) + 3.25%, Current Coupon 5.13%, Secured Debt (Maturity - December 1, 2023)	1,985	2,003	2,007
MA FinanceCo., LLC	Electric Equipment, Instruments & Components	LIBOR (1 month) + 2.75%, Current Coupon 4.63%, Secured Debt (Maturity - June 21, 2024)	387	387	383
Mallinckrodt International Finance S.A.	Pharmaceuticals	LIBOR (3 months) + 3.00%, Current Coupon 4.82%, Secured Debt (Maturity - February 24, 2025)	1,000	998	999
Mohegan Tribal Gaming Authority	Hotels, Restaurants & Leisure	LIBOR (1 month) + 4.00%, Current Coupon 5.88%, Secured Debt (Maturity - October 13, 2023)	1,929	1,946	1,929
MPH Acquisition Holdings LLC	Health Care Technology	LIBOR (3 months) + 2.75%, Current Coupon 5.05%, Secured Debt (Maturity - June 7, 2023)	2,777	2,813	2,793
NAB Holdings, LLC	IT Services	LIBOR (3 months) + 3.00%, Current Coupon 5.30%, Secured Debt (Maturity - July 1, 2024)	1,990	1,980	2,005
Ortho-Clinical Diagnostics, Inc	Life Sciences Tools & Services	LIBOR (1 month) + 3.75%, Current Coupon 5.63%, Secured Debt (Maturity - June 30, 2021)	1,975	1,971	1,994
PODS, LLC	Transportation & Logistics	LIBOR (1 month) + 3.00%, Current Coupon 4.71%, Secured Debt (Maturity - December 6, 2024)	1,990	1,989	2,006
Radiate Holdco, LLC	Media	LIBOR (3 months) + 3.00%, Current Coupon 4.38%, Secured Debt (Maturity - November 3, 2023)	3,275	3,300	3,267
		LIBOR (1 month) + 3.00%, Current Coupon 4.88%, Secured Debt (Maturity - February 1, 2024)	2,564	2,538	2,538
				5,838	5,805
Red Ventures, LLC	Direct Marketing Services	LIBOR (1 month) + 4.00%, Current Coupon 5.88%, Secured Debt (Maturity - November 8, 2024)	1,990	1,976	2,010
Scientific Games International, Inc.	Leisure Products	LIBOR (1 month) + 2.75%, Current Coupon 4.63%, Secured Debt (Maturity - August 14, 2024)	899	900	903
Seattle SpinCo, Inc.	Electric Equipment, Instruments & Components	LIBOR (3 months) + 2.75%, Current Coupon 4.63%, Secured Debt (Maturity - June 21, 2024)	2,613	2,616	2,590
SeaWorld Parks & Entertainment, Inc.	Hotels, Restaurants & Leisure	LIBOR (3 months) + 3.00%, Current Coupon 5.30%, Secured Debt (Maturity - April 1, 2024)	1,980	1,982	1,975
Signode Industrial Group US Inc.	Machinery	LIBOR (1 month) + 2.75%, Current Coupon 4.40%, Secured Debt (Maturity - April 30, 2021)	2,733	2,750	2,735

HMS-ORIX
Loan Portfolio
As of March 31, 2018
(dollars in thousands)
Portfolio Company	Industry	Type of Investment	Principal	Cost	Fair Value

SS&C Technologies	Software	LIBOR (1 month) + 2.50%, Current Coupon 4.40%, Secured Debt (Maturity - February 28, 2025)	$632	$630	$635
		LIBOR (1 month) + 2.50%, Current Coupon 4.40%, Secured Debt (Maturity - February 28, 2025)	225	225	227
				855	862
Staples, Inc.	Distributors	LIBOR (3 months) + 4.00%, Current Coupon 5.79%, Secured Debt (Maturity - September 12, 2024)	1,995	1,990	1,980
Telenet Financing USD LLC	Diversified Telecommunication Services	LIBOR (1 month) + 2.50%, Current Coupon 4.28%, Secured Debt (Maturity - March 2, 2026)	1,655	1,655	1,665
Transdigm, Inc.	Aerospace & Defense	LIBOR (1 month) + 2.75%, Current Coupon 4.63%, Secured Debt (Maturity - June 9, 2023)	1,980	1,987	1,988
		LIBOR (1 month) + 2.50%, Current Coupon 4.38%, Secured Debt (Maturity - August 22, 2024)	998	995	1,002
				2,982	2,990
Travelport Finance (Luxembourg) S.A.R.L.	Internet Software & Services	LIBOR (3 months) + 2.50%, Current Coupon 4.40%, Secured Debt (Maturity - March 17, 2025)	1,250	1,244	1,254
Traverse Midstream Partners LLC	Oil, Gas & Consumable Fuels	LIBOR (3 months) + 4.00%, Current Coupon 5.85%, Secured Debt (Maturity - September 27, 2024)	781	784	787
UFC Holdings, LLC	Media	LIBOR (3 months) + 3.25%, Current Coupon 5.13%, Secured Debt (Maturity - August 18, 2023)	1,985	1,996	1,998
Ultra Resources, Inc.	Oil, Gas & Consumable Fuels	LIBOR (1 month) + 3.00%, Current Coupon 4.76%, Secured Debt (Maturity - April 12, 2024)	2,000	2,002	1,986
Utz Quality Foods, LLC	Commercial Services & Supplies	LIBOR (1 month) + 3.50%, Current Coupon 5.35%, Secured Debt (Maturity - November 21, 2024)	1,600	1,599	1,619
Valeant Pharmaceuticals International, Inc.	Pharmaceuticals	LIBOR (1 month) + 3.50%, Current Coupon 5.24%, Secured Debt (Maturity - April 1, 2022)	1,456	1,462	1,473
Vertiv Group Corporation	Electrical Equipment	LIBOR (3 months) + 4.00%, Current Coupon 5.67%, Secured Debt (Maturity - November 30, 2023)	1,555	1,568	1,564
Vistra Operations Company LLC	Electric Utilities	LIBOR (1 month) + 2.25%, Current Coupon 4.06%, Secured Debt (Maturity - December 14, 2023)	1,980	1,991	1,994
West Corporation	Diversified Telecommunication Services	LIBOR (1 month) + 3.50%, Current Coupon 5.40%, Secured Debt (Maturity - October 10, 2024)	650	649	652
		LIBOR (1 month) + 4.00%, Current Coupon 5.88%, Secured Debt (Maturity - October 10, 2024)	1,029	1,020	1,040
				1,669	1,692
WideOpenWest Finance, LLC	Diversified Telecommunication Services	LIBOR (1 month) + 3.25%, Current Coupon 5.10%, Secured Debt (Maturity - August 18, 2023)	3,487	3,496	3,420
Total Loan Portfolio				$140,265	$140,200

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

HMS-ORIX
Loan Portfolio
As of December 31, 2017
(dollars in thousands)
Portfolio Company	Industry	Type of Investment	Principal	Cost	Fair Value

CPI International, Inc.	Aerospace & Defense	LIBOR (1 month) + 3.50%, Current Coupon 5.07%, Secured Debt (Maturity - July 26, 2024)	$1,995	$1,995	$2,011
Diamond Resorts International, Inc.	Hotels, Restaurants & Leisure	LIBOR (1 month) + 4.50%, Current Coupon 6.07%, Secured Debt (Maturity - September 1, 2023)	2,152	2,179	2,173
Duff & Phelps Corporation	Diversified Financial Services	LIBOR (3 months) + 3.25%, Current Coupon 4.94%, Secured Debt (Maturity - October 15, 2024)	491	494	493
		LIBOR (3 months) + 3.25%, Current Coupon 4.63%, Secured Debt (Maturity - December 4, 2024)	2,728	2,724	2,737
			3,219	3,218	3,230
EFS Cogen Holdings I LLC	Electric Utilities	LIBOR (3 months) + 3.25%, Current Coupon 4.95%, Secured Debt (Maturity - June 28, 2023)	1,904	1,917	1,925
Encapsys LLC	Chemicals	LIBOR (1 month) + 3.25%, Current Coupon 4.82%, Secured Debt (Maturity - November 7, 2024)	1,000	1,001	1,006
Endo Luxembourg Finance Company I S.a.r.l.	Pharmaceuticals	LIBOR (1 month) + 4.25%, Current Coupon 5.88%, Secured Debt (Maturity - April 29, 2024)	1,990	2,009	2,005
Envision Healthcare Corporation	Health Care Providers & Services	LIBOR (1 month) + 3.00%, Current Coupon 4.57%, Secured Debt (Maturity - December 1, 2023)	2,481	2,481	2,491
Everi Payments Inc.	Leisure Products	LIBOR (3 months) + 3.50%, Current Coupon 4.98%, Secured Debt (Maturity - May 9, 2024)	1,990	1,983	2,013
Exgen Renewables IV, LLC	Electrical Production	LIBOR (3 months) + 3.00%, Current Coupon 4.47%, Secured Debt (Maturity - November 29, 2024)	300	299	304
First American Payment Systems, L.P.	Diversified Financial Services	LIBOR (1 month) + 5.75%, Current Coupon 7.14%, Secured Debt (Maturity - January 5, 2024)	952	963	958
Fitness International, LLC	Hotels, Restaurants & Leisure	LIBOR (1 month) + 3.50%, Current Coupon 5.19%, Secured Debt (Maturity - July 1, 2020)	1,735	1,757	1,760
Flex Acquisition Company Inc	Containers & Packaging	LIBOR (3 months) + 3.00%, Current Coupon 4.34%, Secured Debt (Maturity - December 29, 2023)	1,995	2,004	2,008
Flexera Software LLC	Software	LIBOR (1 month) + 3.50%, Current Coupon 4.83%, Secured Debt (Maturity - April 2, 2020)	1,995	2,013	2,008
Gardner Denver, Inc.	Machinery	LIBOR (1 month) + 2.75%, Current Coupon 4.44%, Secured Debt (Maturity - July 30, 2024)	1,995	2,005	2,004
Golden Nugget, Inc.	Hotels, Restaurants & Leisure	LIBOR (1 month) + 3.25%, Current Coupon 4.66%, Secured Debt (Maturity - October 4, 2023)	1,990	1,990	2,008
Greatbatch Ltd.	Health Care Equipment & Supplies	LIBOR (1 month) + 3.25%, Current Coupon 4.66%, Secured Debt (Maturity - October 27, 2022)	2,763	2,780	2,788
GYP Holdings III Corp.	Trading Companies & Distributors	LIBOR (1 month) + 3.00%, Current Coupon 4.38%, Secured Debt (Maturity - March 31, 2023)	3,483	3,506	3,502
Harbor Freight Tools USA, Inc.	Specialty Retail	LIBOR (1 month) + 3.25%, Current Coupon 4.82%, Secured Debt (Maturity - August 18, 2023)	1,980	1,987	1,996
HD Supply Waterworks, Ltd.	Trading Companies & Distributors	LIBOR (6 months) + 3.00%, Current Coupon 4.46%, Secured Debt (Maturity - August 1, 2024)	140	140	141

HMS-ORIX
Loan Portfolio
As of December 31, 2017
(dollars in thousands)
Portfolio Company	Industry	Type of Investment	Principal	Cost	Fair Value

Horizon Pharma, Inc.	Pharmaceuticals	LIBOR (1 month) + 3.25%, Current Coupon 4.75%, Secured Debt (Maturity - March 29, 2024)	$1,990	$2,009	$2,001
IG Investments Holdings, LLC	Professional Services	LIBOR (1 month) + 3.50%, Current Coupon 5.19%, Secured Debt (Maturity - October 29, 2021)	1,990	2,002	1,992
Jackson Hewitt Tax Service Inc.	Diversified Financial Services	LIBOR (1 month) + 7.00%, Current Coupon 8.38%, Secured Debt (Maturity - July 30, 2020)	1,939	1,868	1,922
KMG Chemicals, Inc.	Chemicals	LIBOR (1 month) + 2.75%, Current Coupon 4.32%, Secured Debt (Maturity - June 17, 2024)	863	859	868
KUEHG Corp.	Educational Services	LIBOR (1 month) + 3.75%, Current Coupon 5.44%, Secured Debt (Maturity - August 12, 2022)	2,482	2,489	2,493
LANDesk Group, Inc.	Software	LIBOR (1 month) + 4.25%, Current Coupon 5.82%, Secured Debt (Maturity - January 22, 2024)	993	999	947
Learfield Communications LLC	Media	LIBOR (1 month) + 3.25%, Current Coupon 4.82%, Secured Debt (Maturity - December 1, 2023)	1,990	2,009	2,007
MA FinanceCo., LLC	Electric Equipment, Instruments & Components	LIBOR (1 month) + 2.75%, Current Coupon 4.32%, Secured Debt (Maturity - June 21, 2024)	387	387	388
Mohegan Tribal Gaming Authority	Hotels, Restaurants & Leisure	LIBOR (1 month) + 4.00%, Current Coupon 5.57%, Secured Debt (Maturity - October 13, 2023)	1,985	2,003	2,006
MPH Acquisition Holdings LLC	Health Care Technology	LIBOR (3 months) + 3.00%, Current Coupon 4.69%, Secured Debt (Maturity - June 7, 2023)	2,896	2,935	2,905
NAB Holdings, LLC	IT Services	LIBOR (3 months) + 3.25%, Current Coupon 4.82%, Secured Debt (Maturity - July 1, 2024)	1,990	1,981	2,000
Ortho-Clinical Diagnostics, Inc	Life Sciences Tools & Services	LIBOR (1 month) + 3.75%, Current Coupon 5.44%, Secured Debt (Maturity - June 30, 2021)	1,985	1,980	1,992
PODS, LLC	Transportation & Logistics	LIBOR (1 month) + 3.00%, Current Coupon 4.40%, Secured Debt (Maturity - December 6, 2024)	1,995	1,994	2,010
Rackspace Hosting, Inc.	Electric Equipment, Instruments & Components	LIBOR (3 months) + 3.00%, Current Coupon 4.38%, Secured Debt (Maturity - November 3, 2023)	3,284	3,309	3,286
Radiate Holdco, LLC	Media	LIBOR (3 months) + 3.00%, Current Coupon 4.38%, Secured Debt (Maturity - February 1, 2024)	2,570	2,544	2,547
Red Ventures, LLC	Direct Marketing Services	LIBOR (1 month) + 4.00%, Current Coupon 5.57%, Secured Debt (Maturity - November 8, 2024)	1,995	1,981	1,996
Scientific Games International, Inc.	Leisure Products	LIBOR (1 month) + 3.25%, Current Coupon 4.67%, Secured Debt (Maturity - August 14, 2024)	399	401	403
Seattle Spin Co.	Electric Equipment, Instruments & Components	LIBOR (3 months) + 2.75%, Current Coupon 4.32%, Secured Debt (Maturity - June 21, 2024)	2,613	2,616	2,618
SeaWorld Parks & Entertainment, Inc.	Hotels, Restaurants & Leisure	LIBOR (3 months) + 3.00%, Current Coupon 4.69%, Secured Debt (Maturity - April 1, 2024)	1,985	1,987	1,966
Signode Industrial Group US Inc.	Machinery	LIBOR (1 month) + 2.75%, Current Coupon 4.32%, Secured Debt (Maturity - April 30, 2021)	2,773	2,792	2,785
Staples, Inc.	Distributors	LIBOR (3 months) + 4.00%, Current Coupon 5.49%, Secured Debt (Maturity - September 12, 2024)	2,000	1,995	1,965

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

For the three months ended March 31, 2018, we accrued approximately $525,000 of dividend income in respect of our investment in HMS-ORIX.

The following tables show the summarized financial information for HMS-ORIX (dollars in thousands):

HMS-ORIX SLF LLC
Balance Sheet (Unaudited)
(dollars in thousands)

	As of March 31, 2018	As of December 31, 2017
Assets
Portfolio investments at fair value (amortized cost: $140,265 and $139,017 as of March 31, 2018 and December 31, 2017, respectively)	$140,200	$139,012
Cash and cash equivalents	4,943	2,681
Interest receivable	314	306
Deferred financing costs, net	793	890
Other assets	—	15
Total assets	$146,250	$142,904
Liabilities
Credit facilities payable	$91,300	$86,500
Payable for securities purchased	3,020	5,268
Distributions payable	875	—
Accounts payable and accrued expenses	80	64
Total liabilities	95,275	91,832
Net assets
Members’ equity	50,975	51,072
Total net assets	50,975	51,072
Total liabilities and net assets	$146,250	$142,904

HMS-ORIX SLF LLC
Statement of Operations (Unaudited)
(dollars in thousands)
Three Months Ended March 31, 2018
Investment income
Interest income	$1,734
Dividend income	—
Fee income	—
Other income	—
Total investment income	1,734
Expenses
Interest expense	850
Other expenses	—
General and administrative expenses	21
Total expenses	871
Net investment income	863
Net realized (loss) from investments	(26)
Net realized income	837
Net change in unrealized (depreciation) on investments	(59)
Net increase in net assets resulting from operations	$778

PORTFOLIO ASSET QUALITY

As of March 31, 2018, we owned a broad portfolio of 179 investments in 124 companies representing a wide range of industries. We believe that this broad portfolio adds to the structural protection of the portfolio, revenue sources, income, cash flows and dividends. The portfolio included the following:

▪
51 debt investments in 47 Middle Market portfolio companies with an aggregate fair value of approximately $498.6 million and a cost basis of approximately $512.1 million. The Middle Market debt investments had a weighted average annual effective yield of approximately 8.9%, which is calculated assuming the investments on non-accrual status are non-yielding, and 83.3% of the Middle Market debt investments were secured by first priority liens. Further, 92.5% of the Middle Market debt investments contain variable rates, though a majority of the investments with variable rates are subject to contractual minimum base interest rates between 100 and 150 basis points.

▪
40 debt investments in 39 Private Loan portfolio companies with an aggregate fair value of approximately $345.4 million and a cost basis of approximately $346.6 million. The Private Loan debt investments had a weighted average annual effective yield of approximately 9.6%, which is calculated assuming the investments on non-accrual status are non-yielding, and 93.6% of the Private Loan debt investments were secured by first priority liens. Further, 95.7% of the Private Loan debt investments contain variable rates, though a majority of the investments with variable rates are subject to contractual minimum base interest rates between 100 and 150 basis points.

▪
31 debt investments in 27 LMM portfolio companies with an aggregate fair value of approximately $102.6 million and a cost basis of approximately $103.4 million. The LMM debt investments had a weighted average annual effective yield of approximately 12.6% and 100.0% of the debt investments were secured by first priority liens. Also, 40.8% of the LMM debt investments are fixed rate investments with fixed interest rates between 8.0% and 16.0%. Also, 26 LMM debt investments, representing approximately 59.2% of the LMM debt investments have variable rates subject to a contractual minimum base interest rate of 100 basis points.

▪
50 equity investments and seven equity warrant investments in 27 LMM portfolio companies, nine Private Loan portfolio companies, four Middle Market portfolio companies and five Other Portfolio companies with an aggregate fair value of approximately $121.0 million and a cost basis of approximately $109.9 million.

Overall, as of March 31, 2018, our investment portfolio had a weighted average effective yield on our investments of approximately 8.9%, and 78.8% of our total portfolio’s investment composition (including our Other Portfolio investments) was secured by first priority liens.

As of March 31, 2018, we had five investments in four portfolio companies that were on non-accrual status, which comprised approximately 0.9% of our total investment portfolio at fair value and 2.2% of the total investment portfolio at cost. As of December 31, 2017, we had four investments in three portfolio companies that were on non-accrual status, which comprised approximately 0.2% of the total investment portfolio at fair value and 0.9% of the total investment portfolio at cost. For those investments in which S&P credit ratings are available, which represents approximately 33.1% of the portfolio as of March 31, 2018, the portfolio had a weighted average effective credit rating of B.

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

The following table shows the distribution of our LMM portfolio investments on the 1 to 5 investment rating scale at fair value as of March 31, 2018 and December 31, 2017 (dollars in thousands):

	March 31, 2018		December 31, 2017
Investment Rating	Investments at Fair Value	Percentage of Total LMM Portfolio	Investments at Fair Value	Percentage of Total LMM Portfolio
1	$15,353	9.7%	$2,940	2.2%
2	34,130	21.4	47,155	34.8
3	104,053	65.3	79,655	58.7
4	5,460	3.4	5,439	4.0
5	358	0.2	468	0.3
Total	$159,354	100.0%	$135,657	100.0%

Based upon the investment rating system, the weighted average rating of our LMM portfolio at fair value was approximately 2.6 and 2.7 as of March 31, 2018 and December 31, 2017, respectively.

DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS COMPARISONS FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND MARCH 31, 2017

Total Investment Income, Operating Expenses, Net Assets

For the three months ended March 31, 2018 and 2017, our total investment income was approximately $26.6 million and $25.4 million, respectively, consisting predominately of interest income. As of March 31, 2018, the portfolio had a weighted average annual effective yield on investments of approximately 8.9%, which was unchanged compared to March 31, 2017, and our average investment portfolio for the three months ended March 31, 2018 was $1,058.5 million compared to $974.2 million for the three months ended March 31, 2017. Additionally, during the three months ended March 31, 2018 and 2017, we accreted approximately $4.8 million and $4.1 million, respectively, of unearned income into interest income. The increase in interest income was primarily due to (i) the growth in our total portfolio resulting from the investment of additional equity capital raised and borrowings under our amended and restated senior secured revolving credit facility (the “EverBank Credit Facility”) entered into by us, HMS Equity Holding, LLC and HMS Equity Holding II, Inc., our wholly owned subsidiaries, with EverBank Commercial Finance, Inc. as administrative agent and certain financial institutions as lenders, and the amended and restated credit agreement entered into by HMS Funding I, LLC, our wholly owned subsidiary, with Deutsche Bank AG, New York Branch as administrative agent (the “Deutsche Bank Credit Facility,” and, together with our EverBank Credit Facility, the “Credit Facilities”) and (ii) acceleration of the accretion of original issuance discounts primarily resulting from principal repayments on and sales of certain portfolio investments. We believe further increases in investment income in future periods may arise due to (i) a growing base of portfolio company investments and (ii) investments being held for the entire period relative to incremental net investment activity during each quarter. For information on the Credit Facilities, see Note 5 - Borrowings to our condensed consolidated financial statements included elsewhere in this report.

For the three months ended March 31, 2018 and 2017, we recognized $334,000 and $785,000, respectively, of non-recurring fee income received from our portfolio companies or other third parties, which accounted for approximately 1.3% and 3.1%, respectively, of our total investment income during such period.  Such fee income is transaction based and typically consists of prepayment fees, structuring fees, amendment and consent fees and other non-recurring fees. As such, future fee income is generally dependent on new direct origination investments and the occurrence of prepayments and other events at existing portfolio companies resulting in such fees.

For the three months ended March 31, 2018 and 2017, expenses, net of incentive fee and administrative services expense waivers, were approximately $11.8 million and $10.2 million, respectively. The increase in expenses is primarily due to (i) an increase in interest expense of $1.1 million and (ii) an increase in base management fees and incentive fees (net of fee waivers) of $544,000. Interest expense increased primarily due to an increase in our average borrowings of approximately $44.5 million during the period, an increase in our cost of borrowing on the Credit Facilities and an increase in the annualized interest rate on our borrowings. Average borrowings were $444.0 million for the three months ended March 31, 2018 compared to $399.5 million for the three months ended March 31, 2017. As of March 31, 2018 and 2017, the annualized interest rate on our borrowings was 4.4% and 3.7%, respectively. Base management fees and incentive fees (net of fee waivers) increased primarily due to an increase in our average gross assets.

For the three months ended March 31, 2018, the net increase in net assets resulting from operations (gross of stockholder distributions declared) was approximately $15.6 million. The increase was attributable to (i) net investment income of approximately $14.9 million and (ii) net change in unrealized appreciation on investments of approximately $10.6 million, offset by realized losses on investments of approximately $9.9 million.

For the three months ended March 31, 2017, the net increase in net assets resulting from operations (gross of stockholder distributions declared) was approximately $13.3 million. The increase was primarily attributable to (i) net investment income of approximately $15.1 million and (ii) net realized gains of approximately $2.6 million, offset by net change in unrealized depreciation on investments of approximately $4.5 million.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Overview

As of March 31, 2018, we had approximately $24.5 million in cash and cash equivalents, which we held in various custodial accounts. In addition, as of March 31, 2018, we had $112.0 million in capacity available under the Credit Facilities. To seek to enhance our returns, we intend to continue to employ leverage as market conditions permit and at the discretion of our Adviser, but in no event will leverage employed exceed 50% of the value of our assets, the maximum we are allowed to borrow under the 1940 Act. See “Financial Condition, Liquidity and Capital Resources - Financing Arrangements.”

As of March 31, 2018, we had 33 senior secured loan investments and four equity investments with aggregate unfunded commitments of $50.5 million. We believe that we maintain sufficient cash and cash equivalents on hand and available borrowings to fund such unfunded commitments should the need arise.

We currently generate cash primarily from interest and fees earned on our investments, principal repayments and proceeds from the sales of our investments and the net proceeds of the issuance of shares under our distribution reinvestment plan.

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

Liquidity and Capital Resources

Cash Flows

For the three months ended March 31, 2018, we experienced a net decrease in cash and cash equivalents of approximately $21.3 million. During that period, approximately $32.9 million of cash was used in our operating activities, which principally consisted of the purchase of new portfolio investments of $181.8 million, offset by principal repayments from and sales of investments in portfolio companies of $133.0 million and a net increase in net assets resulting from operations of approximately $15.6 million. During the three months ended March 31, 2018, approximately $11.6 million was generated from financing activities, which principally consisted of a net $28.0 million increase in borrowings under the Credit Facilities, offset by $6.9 million in cash distributions paid to stockholders and $9.4 million in cash used for the redemption of our common stock.

For the three months ended March 31, 2017, we experienced a net increase in cash and cash equivalents of approximately $17.7 million. During that period, approximately $39.2 million of cash was generated from our operating activities, which principally consisted of a net increase in net assets resulting from operations of approximately $13.3 million and principal repayments from and sales of investments in portfolio companies of $137.8 million, offset by the purchase of new portfolio investments of $110.9 million. During the three months ended March 31, 2017, approximately $21.5 million was used in financing activities, which principally consisted of a net $27.0 million decrease in borrowings under the Credit Facilities, $6.2 million in cash distributions paid to stockholders and $5.1 million in cash distributions used for the redemption of our common stock, offset by $17.3 million in net stock offering proceeds received.

Continuous Public Offering

With the approval of our board of directors, we closed the Offering to new investors effective September 30, 2017. During the three months ended March 31, 2018, we raised proceeds of $6.9 million from the distribution reinvestment plan.

During the three months ended March 31, 2017, we raised proceeds of $25.8 million from the Offering, including proceeds from the distribution reinvestment plan, and incurred $1.6 million for selling commissions and Dealer Manager fees. We also incurred an obligation for $387,000 of costs related to the Offering.

Distributions

The following table reflects the cash distributions per share that we have declared on our common stock during the three months ended March 31, 2018 and 2017 (dollars in thousands except per share amounts).

	Distributions
	Per Share	Amount
2018
Three months ended March 31, 2018	$0.17	$13,803
2017
Three months ended March 31, 2017	$0.17	$12,922

On March 22, 2018, with the authorization of our board of directors, we declared distributions to our stockholders for the period of April 2018 through June 2018. These distributions have been, or will be, calculated based on stockholders of record each day from April 1, 2018 through June 30, 2018 in an amount equal to $0.00191781 per share, per day. Distributions are paid on the first business day following the completion of each month to which they relate.

For the years ending December 31, 2017, 2016 and 2015, respectively, the tax characteristics of distributions paid to shareholders were as follow (amounts in thousands):

	Year Ended December 31,
Tax Characteristics of Distributions	2017		2016		2015

Ordinary income	$52,473	96.43%	$44,848	93.90%	$34,085	99.68%
Capital gain distributions	1,941	3.57	2,913	6.10	110	0.32
Total	$54,414	100.00%	$47,761	100.00%	$34,195	100.00%
The determination of the tax attributes of our distributions is made annually at the end of our taxable year, based upon our taxable income for the full taxable year and distributions paid for the full taxable year. Therefore, a determination made on an interim basis may not be representative of the actual tax attributes of distributions for a full year. If we had determined the tax attributes of our distributions taxable year-to-date as of March 31, 2018, 100% would be from our current and accumulated earnings and profits. However, there can be no certainty to stockholders that this determination is representative of what the actual tax attributes of our anticipated fiscal and taxable years ending December 31, 2018 distributions to stockholders will be. The actual tax characteristics of distributions to stockholders will be reported to the Internal Revenue Service and stockholders subject to information reporting after the close of each calendar year on Form 1099-DIV.

We have adopted an “opt in” distribution reinvestment plan for our stockholders. As a result, if we make a distribution, our stockholders will receive distributions in cash unless they specifically “opt in” to the distribution reinvestment plan so as to have their cash distributions reinvested in additional shares of our common stock.

We may fund our cash distributions from any sources of funds legally available, including stock offering proceeds, if any, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and fee waivers from our Advisers. We have not established any limit on the extent to which we may use borrowings or stock offering proceeds to fund distributions. Our distributions may exceed our earnings, especially during the period before we have substantially invested the stock offering proceeds. As a result, a portion of the distributions we make may represent a return of capital for U.S. federal income tax purposes.

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

Financing Arrangements

We anticipate that we will continue to fund our investment activities through existing cash, capital raised from our stock offerings, if any, and borrowings on the Credit Facilities. However, with the approval of our board of directors, we closed the Offering to new investors effective September 30, 2017. Our primary uses of funds in both the short-term and long-term are expected to be investments in portfolio companies, operating expenses and cash distributions to holders of our common stock.

As of March 31, 2018, we had $120.0 million outstanding and $0.0 million available under our EverBank Credit Facility, and $338.0 million outstanding and $112.0 million available under the Deutsche Bank Credit Facility, both of which we estimated approximated fair value. Availability under the Credit Facilities is subject to certain limitations and the asset coverage restrictions under the 1940 Act. For further information on our Credit Facilities, including key terms and financial covenants, refer to Note 5 - Borrowings to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017 as well as Note 5 - Borrowings to the condensed consolidated financial statements included elsewhere in this Report.

As a BDC, we have historically been able to issue “senior securities,” including borrowing money from banks or other financial institutions, only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such incurrence or issuance. In March 2018, the Small Business Credit Availability Act (the “SBCAA”) was enacted into law. The SBCAA, among other things, amended the 1940 Act to reduce the asset coverage requirement applicable to BDCs from 200% to 150% so long as the BDC meets certain disclosure requirements, obtains certain approval and, in the case of unlisted BDCs, makes an offer to repurchase shares held by its stockholders as of the date of the requisite approval. Effectiveness of the reduced asset coverage requirements to a BDC requires approval by either (1) a “required majority” (as defined in Section 57(o) of the 1940 Act) of such BDC’s board of directors with effectiveness one year after the date of such approval or (2) a majority of the votes cast at a special or annual meeting of such BDC’s stockholders at which a quorum is present, which is effective the day after such stockholder approval. The Company has not requested or obtained either such approval. As of March 31, 2018, our asset coverage ratio under BDC regulations was 227% when assuming unfunded commitments are treated as senior securities. As of December 31, 2017, our asset coverage ratio under BDC regulations was 236% when assuming unfunded commitments are treated as senior securities. As of March 31, 2018, considering these limitations, we had the ability to draw upon the entire $112.0 million of remaining capacity in the Credit Facilities.

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

 Contractual Obligations

As of March 31, 2018, we had $458.0 million in borrowings outstanding under the Credit Facilities. Our EverBank Credit Facility will mature March 6, 2020, with two one-year extension options, subject to lender approval, and the Deutsche Bank Credit Facility will mature on November 20, 2022. See Note 5 - Borrowings to the financial statements included elsewhere in this Report for a description of the Credit Facilities.

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings at March 31, 2018 is as follows:

	Payments Due By Period (dollars in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
EverBank Credit Facility(1)	$120,000	$—	$120,000	$—	$—
Deutsche Bank Credit Facility(2)	338,000	—	—	338,000	—
Total Credit Facilities	$458,000	$—	$120,000	$338,000	$—

(1)	At March 31, 2018, $0.0 million was available under our EverBank Credit Facility.

(2)
At March 31, 2018, $112.0 million remained available under the Deutsche Bank Credit Facility; however, our borrowing ability is limited to the asset coverage ratio restrictions imposed by the 1940 Act, as discussed above.

Off-Balance Sheet Arrangements

At March 31, 2018, we had a total of approximately $50.5 million in outstanding commitments comprised of (i) 33 commitments to fund revolving loans that had not been fully drawn or term loans that had not been funded and (ii) four capital commitments that had not been fully called. We recognized unrealized depreciation of approximately $18,000 on our outstanding unfunded loan commitments and no unrealized appreciation or depreciation on our outstanding unfunded capital commitments during the three months ended March 31, 2018. We reasonably believe that we have sufficient assets to adequately cover and allow us to satisfy our outstanding unfunded commitments. At December 31, 2017, we had a total of approximately $45.4 million in outstanding commitments comprised of (i) 28 commitments to fund revolving loans that had not been fully drawn or term loans that had not been funded and (ii) four capital commitments that had not been fully called. We recognized unrealized appreciation of approximately $14,000 on our outstanding unfunded loan commitments and no unrealized appreciation or depreciation on our outstanding unfunded capital commitments during the year ended December 31, 2017. We had equity commitments of up to $30.0 million to HMS-ORIX, which were fully funded as of March 31, 2018 and December 31, 2017.

	Commitments and Contingencies
	(dollars in thousands)
	March 31, 2018	December 31, 2017
Unfunded Loan Commitments
Apex Linen Services, Inc.	$403	$403
Arcus Hunting, LLC	1,566	976
BarFly Ventures, LLC	613	613
BBB Tank Services	20	—
BigName Holdings, LLC	101	101
Boccella Precast Products, LLC	285	500
CDHA Management, LLC	2,061	2,343
Chamberlin HoldCo, LLC	400	—
Charps, LLC	1,000	1,000
Clad-Rex Steel, LLC	100	100
CTVSH, PLLC	200	200
Datacom, LLC	5	25
Direct Marketing Solutions, Inc.	400	—
Felix Investments Holdings II LLC	1,667	1,667
Gamber-Johnson Holdings, LLC	300	300
GST Autoleather Inc.	—	1,281
Guerdon Modular Holdings, Inc.	300	400
Hawk Ridge Systems, LLC	400	400
Hojeij Branded Foods, Inc.	1,923	1,923
Hostway Corporation	7	7
Hunter Defense Technologies, Inc.	2,832	—
HW Temps LLC	200	200
LaMi Products, LLC	294	294
Market Force Information, Inc.	400	400
Meisler Operating, LLC	400	400
Mystic Logistics Holdings, LLC	200	200

	Commitments and Contingencies
	(dollars in thousands)
	March 31, 2018	December 31, 2017
NexRev, LLC	$1,000	$—
NNE Partners, LLC	2,056	5,542
NuStep, LLC	300	300
Permian Holdco 2, Inc.	—	97
PPC/Shift, LLC	500	500
Radiology Partners, Inc.	5,254	—
Resolute Industrial LLC	5,750	5,750
Wireless Vision Holdings, LLC	2,084	2,084
Unfunded Capital Commitments
Brightwood Capital Fund III, LP	1,000	1,000
Brightwood Capital Fund IV, LP	9,000	9,000
Copper Trail Energy Fund I LP	2,500	2,500
Freeport Financial Funds	4,941	4,941
Total	$50,462	$45,447

Recent Developments and Subsequent Events

On May 4, 2018, we, our Adviser and our Sub-Adviser entered into a conditional income incentive fee agreement (the “First Quarter 2018 Fee Waiver Agreement”), pursuant to which, for a period from January 1, 2018 through March 31, 2018, our Advisers could waive the “subordinated incentive fee on income,” as such term is defined in the Investment Advisory Agreement, upon the occurrence of any event that, in our Advisers’ sole discretion, causes such waiver to be deemed necessary. The First Quarter 2018 Fee Waiver Agreement may require us to repay our Advisers for previously waived payments of up to 100% of our operating expenses or waived base management fees or incentive fees under certain circumstances. The previously waived fees are potentially subject to repayment by us, if at all, within a period not to exceed three years from the date of each respective fee waiver.

On April 13, 2018, we filed a tender offer statement on Schedule TO with the SEC to commence an offer by us to purchase, as approved by our board of directors, 1,973,729.33 shares of our issued and outstanding common stock, par value $0.001 per share. The offer is for cash at a purchase price equal to the NAV per share to be determined within 48 hours of the repurchase date.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, in particular changes in interest rates. Changes in interest rates may affect our interest income from portfolio investments, the fair value of our fixed income investments, and our cost of funding.

Our interest income will be affected by changes in various interest rates, including LIBOR and prime rates, to the extent any of our debt investments include floating interest rates. We generally invest in floating rate debt instruments, meaning that the interest rate payable on such instrument resets periodically based upon changes in a specified interest rate index, typically the one-month or three-month LIBOR. As of March 31, 2018, approximately 88.6% of our LMM, Private Loan, and Middle Market portfolio debt investments (based on cost) contained floating interest rates. At March 31, 2018, the one-month LIBOR was approximately 1.88% and the three-month LIBOR was approximately 2.31%. However, many of our investments provide that the specified interest rate index on such instruments will never fall below a level, or floor, generally between 100 and 150 basis points regardless of the level of the specified index rate, which minimizes the negative impact to our interest income that would result from a decline in index rates.

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

The following table shows the approximate annualized increase or decrease (dollars in thousands) in the components of net investment income due to hypothetical interest rate index changes, assuming no changes in our investments and borrowings as of March 31, 2018.

Change in interest rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 100 basis points	$(8,174)	$(4,580)	$(3,594)
Down 50 basis points	(4,315)	(2,290)	(2,025)
Up 50 basis points	4,328	2,290	2,038
Up 100 basis points	8,656	4,580	4,076
Up 200 basis points	17,312	9,160	8,152
Up 300 basis points	25,967	13,740	12,227

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

If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. As of March 31, 2018, we had not entered into any interest rate hedging arrangements.

Item 4.    Controls and Procedures.

In accordance with the Exchange Act, Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2018, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act), during the three months ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors.

In addition to the below risk factor and other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our annual report on Form 10-K for the year ended December 31, 2017 which could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

Recently passed legislation may allow us to incur additional leverage.

A BDC has historically been able to issue “senior securities,” including borrowing money from banks or other financial institutions, only in amounts such that its asset coverage, as defined in the 1940 Act, equals at least 200% after such incurrence or issuance. In March 2018, the SBCAA was enacted into law. The SBCAA, among other things, amended the 1940 Act to reduce the asset coverage requirements applicable to BDCs from 200% to 150% so long as the BDC meets certain disclosure requirements and obtains certain approvals. Effectiveness of the reduced asset coverage requirements to a BDC requires approval by either (1) a “required majority” (as defined in Section 57(o) of the 1940 Act) of such BDC’s board of directors with effectiveness one year after the date of such approval or (2) a majority of the votes cast at a special or annual meeting of such BDC’s stockholders at which a quorum is present, which is effective the day after such stockholder approval. In addition, as a BDC that does not have its common stock listed on a national securities exchange, we would be required to offer each stockholder of record as of the approval date of the reduced asset coverage requirement the opportunity for us to repurchase such stockholder’s shares held on such date. As a result, if we receive the relevant approval and we comply with the applicable disclosure requirements, we would be able to incur additional indebtedness, which may increase the risk of investing in us. In addition, since our base management fee is payable based upon our gross assets, which includes any borrowings for investment purposes, the base management fee expenses will increase if we incur additional leverage.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Repurchases of our common stock pursuant to our tender offer are as follows:

Period	Total Number of Shares Purchased	Average Price per Share	Cumulative Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)

January 1, 2018 through January 31, 2018	—	$—	—	—
February 1, 2018 through February 28, 2018	—	—	—	—
March 1, 2018 through March 31, 2018	1,147,067.146	8.20	1,147,067.146	—

Item 3.    Defaults upon Senior Securities.

None.

Item 4.    Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

Not applicable.

Item 6.    Exhibits.

Exhibit No.	Description
10.1
Fourth Quarter 2017 Conditional Income Incentive Fee Waiver Agreement, dated as of January 31, 2018, by and among the Registrant, HMS Adviser LP and MSC Adviser I, LLC (Filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on January 31, 2018 (File No. 814-00939) and incorporated herein by reference).

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

HMS INCOME FUND, INC.

Date:	May 15, 2018	By:	/s/ SHERRI W. SCHUGART
Sherri W. Schugart
Chairman, Chief Executive Officer and President

Date:	May 15, 2018	By:	/s/ RYAN T. SIMS
Ryan T. Sims
Chief Financial Officer and Secretary