Form 10-Q
period 2018-06-30
HMS INCOME FUND, INC.
filed 2018-08-14
CIK 1535778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________
 FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

The issuer had 79,328,553 shares of common stock outstanding as of August 13, 2018.

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

PART I — FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

HMS Income Fund, Inc.
Condensed Consolidated Balance Sheets
(dollars in thousands, except share and per share amounts)

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Portfolio investments at fair value:
Non-Control/Non-Affiliate investments (amortized cost: $952,064 and $948,029 as of June 30, 2018 and December 31, 2017, respectively)	$934,545	$922,898
Affiliate investments (amortized cost: $111,354 and $71,708 as of June 30, 2018 and December 31, 2017, respectively)	117,408	76,862
Control investments (amortized cost: $45,821 and $44,592 as of June 30, 2018 and December 31, 2017, respectively)	51,810	49,679
Total portfolio investments (amortized cost: $1,109,239 and $1,064,329 as of June 30, 2018 and December 31, 2017, respectively)	1,103,763	1,049,439

Cash and cash equivalents	37,633	45,791
Interest receivable	8,005	8,638
Receivable for securities sold	15,014	4,959
Prepaid and other assets	4,870	4,072
Deferred financing costs (net of accumulated amortization of $975 and $309 as of June 30, 2018 and December 31, 2017, respectively)	5,496	6,163
Total assets	$1,174,781	$1,119,062

LIABILITIES
Accounts payable and other liabilities	$1,919	$1,459
Stockholder distributions payable	4,536	4,772
Base management fees payable	5,737	5,682
Due to affiliates	46	59
Directors’ fees payable	43	17
Payable for securities purchased	16,331	29,284
Credit facilities payable	504,000	430,000
Total liabilities	532,612	471,273

Commitments and Contingencies (Note 12)

NET ASSETS
Common stock, $.001 par value; 150,000,000 shares authorized, 78,788,407 and 79,511,731 issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	79	80
Additional paid-in capital	679,856	685,593
Accumulated distributions in excess of net investment income	(31,638)	(22,660)
Net unrealized depreciation on investments	(6,128)	(15,224)
Total net assets	642,169	647,789

Total liabilities and net assets	$1,174,781	$1,119,062

Net asset value per share	$8.15	$8.15

See notes to the condensed consolidated financial statements.

HMS Income Fund, Inc.
Condensed Consolidated Statements of Operations
(dollars in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
INVESTMENT INCOME:
From non-control/non-affiliate investments:
Interest income	$22,973	$22,557	$45,882	$45,100
Fee income	653	827	921	1,537
Dividend income	226	182	529	384
From affiliate investments:
Interest income	2,189	1,138	3,953	2,101
Fee income	53	49	102	103
Dividend income	552	555	1,027	981
From control investments:
Interest income	156	170	312	338
Fee income	18	20	35	41
Dividend income	653	50	1,348	327
Total interest, fee and dividend income	27,473	25,548	54,109	50,912
EXPENSES:
Interest expense	6,107	4,343	11,235	8,338
Base management and incentive fees	5,876	6,126	11,585	12,771
Internal administrative services expenses	617	873	1,421	1,534
Offering costs	104	408	207	798
Professional fees	147	60	415	324
Insurance	48	48	96	96
Other general and administrative	493	292	936	619
Expenses before fee and expense waivers	13,392	12,150	25,895	24,480
Waiver of incentive fees	(139)	(823)	(154)	(2,318)
Waiver of internal administrative services expenses	(617)	(873)	(1,421)	(1,534)
Total expenses, net of fee and expense waivers	12,636	10,454	24,320	20,628
Net investment income before taxes	14,837	15,094	29,789	30,284
Income tax expense (benefit), including excise tax	95	30	197	78
NET INVESTMENT INCOME	14,742	15,064	29,592	30,206
NET REALIZED GAIN (LOSS) ON INVESTMENTS
Non-Control/Non-Affiliate investments	(1,014)	(5)	(11,823)	2,635
Affiliate investments	—	—	912	—
Control investments	—	—	—	—
Total realized gain (loss) on investments	(1,014)	(5)	(10,911)	2,635
NET REALIZED INCOME	13,728	15,059	18,681	32,841
NET CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION) ON INVESTMENTS
Non-Control/Non-Affiliate investments	(2,147)	1,439	7,316	(4,130)
Affiliate investments	388	812	880	1,872
Control investments	253	150	902	143
Total net change in unrealized appreciation (depreciation) on investments	(1,506)	2,401	9,098	(2,115)
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$12,222	$17,460	$27,779	$30,726
PER SHARE INFORMATION - BASIC AND DILUTED
NET INVESTMENT INCOME PER SHARE	$0.18	$0.20	$0.37	$0.40
NET REALIZED INCOME PER SHARE	$0.17	$0.19	$0.23	$0.43
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE (EARNINGS PER SHARE)	$0.16	$0.22	$0.35	$0.40
DISTRIBUTIONS DECLARED PER SHARE	$0.18	$0.18	$0.35	$0.35
WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	79,330,060	76,992,837	79,586,935	75,929,218
See notes to the condensed consolidated financial statements.

HMS Income Fund, Inc.
Condensed Consolidated Statements of Changes in Net Assets
(dollars in thousands, except number of shares)
(Unaudited)

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Change in Net Assets from Operations:
Net investment income	$29,592	$30,206
Net realized gain (loss) on investments	(10,911)	2,635
Net change in unrealized appreciation (depreciation) on investments	9,098	(2,115)
Net increase in net assets resulting from operations	27,779	30,726

Change in Net Assets from Stockholders’ Distributions:
Distributions from net investment income	(27,658)	(23,725)
Distributions from net realized gain on investments	—	(2,635)
Net decrease in net assets resulting from stockholders’ distributions	(27,658)	(26,360)

Change in Net Assets from Capital Share Transactions:
Issuance of common stock, net of issuance costs	—	32,151
Reinvestment of stockholder distributions	13,819	13,545
Repurchase of common stock	(19,560)	(7,894)
Net increase (decrease) in net assets resulting from capital share transactions	(5,741)	37,802

Total Increase (Decrease) in Net Assets	(5,620)	42,168
Net Assets at beginning of the period	647,789	597,833
Net Assets at end of the period	$642,169	$640,001

NAV per share at end of the period	$8.15	$8.22

Common shares outstanding, beginning of the period	79,511,731	73,382,971
Issuance of common shares	—	3,844,275
Issuance of common shares pursuant to distribution reinvestment plan	1,666,634	1,624,413
Repurchase of common shares	(2,389,958)	(960,486)
Common shares outstanding, end of the period	78,788,407	77,891,173

See notes to the condensed consolidated financial statements.

HMS Income Fund, Inc.
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)
(Unaudited)

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$27,779	$30,726
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Principal repayments received and proceeds from sales of investments in portfolio companies	243,113	280,006
Investments in portfolio companies	(314,312)	(307,041)
Net change in unrealized (appreciation) depreciation on portfolio investments	(9,098)	2,115
Net realized (gain) loss on sale of portfolio investments	10,911	(2,635)
Amortization of deferred financing costs	667	699
Amortization of deferred offering costs	207	798
Accretion of unearned income	(7,416)	(7,896)
Net payment-in-kind interest accrual	(483)	(839)
Changes in other assets and liabilities:
Interest receivable	633	(771)
Prepaid and other assets	(528)	354
Base management fees payable	55	250
Due to affiliates	(13)	(109)
Directors’ fees payable	26	15
Accounts payable and other liabilities	143	(108)
Payable for unsettled trades	—	(649)
Net cash used in operating activities	(48,316)	(5,085)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	—	35,018
Redemption of common stock	(19,560)	(7,894)
Payment of selling commissions and dealer manager fees	—	(2,849)
Payment of offering costs	(207)	(709)
Payment of stockholder distributions	(14,075)	(12,694)
Repayments on credit facilities payable	(169,000)	(291,000)
Proceeds from credit facilities payable	243,000	295,000
Payment of deferred financing costs	—	(601)
Net cash generated from financing activities	40,158	14,271

Net increase (decrease) in cash and cash equivalents	(8,158)	9,186

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	45,791	23,719

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$37,633	$32,905

See notes to the condensed consolidated financial statements.

HMS Income Fund, Inc. Consolidated Schedule of Investments
As of June 30, 2018
(dollars in thousands)
Portfolio Company (1) (3)	Business Description	Type of Investment (2) (3)	Index Rate (22)	Principal (7)	Cost (7)	Fair Value (26)

Control Investments (6)
Copper Trail Energy Fund I, LP (9)(15)(16)	Investment Partnership	LP Interests (Copper Trail Energy Fund I, LP) (Fully diluted 30.1%)	—	$—	$3,246	$3,246
CTMH, LP (9) (15)	Investment Partnership	LP Interests (CTMH, LP) (Fully diluted 38.8%)	—	—	872	872
GRT Rubber Technologies, LLC (8) (10) (13)	Manufacturer of Engineered Rubber Products	LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.98%, Secured Debt (Maturity - December 19, 2019)	1 month LIBOR	5,311	5,268	5,310
		Member Units (2,896 units)	—	—	6,435	12,535
					11,703	17,845
HMS-ORIX SLF LLC (9) (15)	Investment Partnership	Membership Interests (Fully diluted 60.00%) (16)	—	—	30,000	29,847

Subtotal Control Investments (6) (5% of total investments at fair value)					$45,821	$51,810
Affiliate Investments (4)
AFG Capital Group, LLC (10) (13)	Provider of Rent-to-Own Financing Solutions and Services	Member Units (46 units) (16)	—	$—	$300	$940
		Warrants (10 equivalent units, Expiration - November 7, 2024)	—	—	65	225
					365	1,165
Brewer Crane Holdings, LLC (8) (10) (13)	Provider of Crane Rental and Operating Services	LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 11.98%, Secured Debt (Maturity - January 9, 2023)	1 month LIBOR	2,449	2,404	2,404
		Preferred Member Units (737 units)	—	—	1,070	1,070
					3,474	3,474
Chamberlin HoldCo, LLC (8) (10) (13)	Roofing and waterproofing specialty subcontractor	LIBOR plus 10.00% (Floor 1.00%), Current Coupon 12.38%, (Maturity - February 23, 2023)	1 month LIBOR	5,400	5,272	5,272
		Member Units (1,087 units)	—	—	2,860	2,860
					8,132	8,132
Charlotte Russe, Inc.	Fast-Fashion Retailer to Young Women	8.50% Secured Debt (Maturity - February 2, 2023)	None	6,269	6,269	5,571
		Common Stock (14,973 shares)	—	—	2,470	2,470
					8,739	8,041
Charps, LLC (10) (13)	Pipeline Maintenance and Construction	12.00% Secured Debt (Maturity - January 31, 2022)	None	3,975	3,894	3,896
		Preferred Member Units (400 units)	—	—	100	298
					3,994	4,194
Clad-Rex Steel, LLC (10) (13)	Specialty Manufacturer of Vinyl-Clad Metal	LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 11.48%, Secured Debt (Maturity - December 20, 2021) (8)	1 month LIBOR	3,220	3,171	3,220
		Member Units (179 units) (16)	—	—	1,820	2,445
		10.00% Secured Debt (Clad-Rex Steel RE Investor, LLC) (Maturity - December 19, 2036)	None	293	290	290
		Member Units (Clad-Rex Steel RE Investor, LLC) (200 units)	—	—	53	70
					5,334	6,025
Digital Products Holdings LLC (10) (13)	Designer and Distributor of Consumer Electronics	LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 12.00%, Secured Debt (Maturity - March 31, 2023) (8)	1 month LIBOR	6,599	6,473	6,473
		Preferred Member Units (863 shares)	—	—	2,200	2,200
					8,673	8,673
Direct Marketing Solutions, Inc. (10) (13)	Provider of Omni-Channel Direct Marketing Services	LIBOR Plus 11.00% (Floor 1.00%), Current Coupon 13.00%, (Maturity - February 13, 2023) (8)	1 month LIBOR	4,622	4,502	4,511
		Preferred Stock (2,100 shares)	—	—	2,100	2,100
					6,602	6,611
Freeport Financial Funds (9) (15)	Investment Partnership	LP Interests (Freeport First Lien Loan Fund III, LP) (Fully diluted 5.6%) (16)	—	—	8,558	8,506
Gamber-Johnson Holdings, LLC (10) (13)	Manufacturer of Ruggedized Computer Mounting Systems	LIBOR Plus 9.00% (Floor 2.00%), Current Coupon 11.00%, Secured Debt (Maturity - June 24, 2021) (8)	1 month LIBOR	$5,727	$5,640	$5,727
		Member Units (2,155 units) (16)	—	—	3,711	8,345
					9,351	14,072
Guerdon Modular Holdings, Inc. (10) (13)	Multi-Family and Commercial Modular Construction Company	13.00% Secured Debt (Maturity - March 1, 2019)	None	3,147	3,112	2,992
		Common Stock (53,008 shares)	—	—	746	—
		Class B Preferred Stock (101,250 shares)	—	—	285	—
					4,143	2,992
Gulf Publishing Holdings, LLC (10) (13)	Energy Industry Focused Media and Publishing	12.50% Secured Debt (Maturity - April 29, 2021)	None	3,166	3,124	3,124
		LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 11.48%, Secured Debt (Maturity - September 30, 2020)	1 month LIBOR	40	40	40
		Member Units (781 shares)	—	—	920	1,142
					4,084	4,306
Harris Preston Fund Investments (15) (16)	Investment Partnership	LP Interests (HPEP 3, LP) (Fully diluted 8.2%) (9)	—	—	1,460	1,460
		LP Interests (2717 MH, LP) (Fully diluted 7.0%)	—	—	786	879
					2,246	2,339
Hawk Ridge Systems, LLC (9) (10) (13)	Value-Added Reseller of Engineering Design and Manufacturing Solutions	10.50% Secured Debt (Maturity - December 2, 2021)	None	3,575	3,519	3,575
		Preferred Member Units (56 units) (16)	—	—	713	1,555
		Preferred Member Units (HRS Services, ULC) (56 units) (16)	—	—	38	83
					4,270	5,213
HW Temps LLC (8) (10) (13)	Temporary Staffing Solutions	LIBOR Plus 11.00% (Floor 1.00%), Current Coupon 12.98%, Secured Debt (Maturity - July 2, 2020)	1 month LIBOR	2,493	2,461	2,461
		Preferred Member Units (800 units) (16)	—	—	986	986
					3,447	3,447
Market Force Information, Inc. (10) (13)	Provider of Customer Experience Management Services	LIBOR Plus 11.00% (Floor 1.00%), Current Coupon 13.30%, Secured Debt (Maturity - July 28, 2022) (8)	1 month LIBOR	5,700	5,606	5,606
		Member Units (170,000 units)	—	—	3,675	3,590
					9,281	9,196
M.H. Corbin Holding LLC (10) (13)	Manufacturer and Distributor of Traffic Safety Products	10.00% Secured Debt (Maturity - August 31, 2020)	None	3,063	3,020	3,020
		Preferred Member Units (1,000 units)	—	—	1,500	1,500
					4,520	4,520
Mystic Logistics Holdings, LLC (10) (13)	Logistics and Distribution Services Provider for Large Volume Mailers	12.00% Secured Debt (Maturity - August 15, 2019)	None	1,884	1,864	1,865
		Common Stock (1,468 shares) (16)	—	—	680	1,030
					2,544	2,895
NexRev, LLC (10) (13)	Provider of Energy Efficiency Products & Services	11.00% Secured Debt (Maturity - February 28, 2023)	None	4,360	4,268	4,277
		Preferred Member Units (21,600,000 units)	—	—	1,720	1,720
					5,988	5,997
NuStep, LLC (10) (13)	Designer, Manufacturer and Distributor of Fitness Equipment	12.00% Secured Debt (Maturity - January 31, 2022)	None	5,150	5,059	5,060
		Preferred Member Units (102 units)	—	—	2,550	2,550
					7,609	7,610

Subtotal Affiliate Investments (4) (11% of total investments at fair value)					$111,354	$117,408

Non-Control/Non-Affiliate Investments (5)
AAC Holdings Inc. (8)	Substance Abuse Treatment Service Provider	LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 9.11%, Secured Debt (Maturity - June 30, 2023)	1 month LIBOR	$14,688	$14,407	$14,907
Adams Publishing Group, LLC (8) (11)	Local Newspaper Operator	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 9.33%, Secured Debt (Maturity - December 30, 2022)	3 month LIBOR	9,282	9,112	9,282
ADS Tactical, Inc. (8) (11)	Value-Added Logistics and Supply Chain Solutions Provider to the Defense Industry	LIBOR Plus 7.50% (Floor 0.75%), Current Coupon 9.67%, Secured Debt (Maturity - December 31, 2022)	1 month LIBOR	12,916	12,631	12,754
Aethon United BR, LP (8) (11)	Oil & Gas Exploration & Production	LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 8.78%, Secured Debt (Maturity - September 8, 2023) (14)	1 month LIBOR	3,438	3,391	3,391
Allflex Holdings III Inc. (8)	Manufacturer of Livestock Identification Products	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 9.36%, Secured Debt (Maturity - July 19, 2021) (14)	3 month LIBOR	13,570	13,659	13,637
American Nuts, LLC (8) (11)	Roaster, Mixer and Packager of Bulk Nuts and Seeds	LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 10.33%, Secured Debt (Maturity - April 10, 2023)	3 month LIBOR	11,250	11,029	11,029
		LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 10.33%, Secured Debt (Maturity - October 10, 2018)	3 month LIBOR	422	414	414
					11,443	11,443
American Scaffold Holdings, Inc. (8) (11)	Marine Scaffolding Service Provider	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.83%, Secured Debt (Maturity - March 31, 2022)	3 month LIBOR	6,844	6,771	6,810
American Teleconferencing Services, Ltd. (8)	Provider of Audio Conferencing and Video Collaboration Solutions	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.86%, Secured Debt (Maturity - December 8, 2021)	2 month LIBOR	15,011	14,223	14,589
Apex Linen Service, Inc. (10) (13)	Industrial Launderers	16.00% Secured Debt (Maturity - October 30, 2022)	None	3,604	3,556	3,556
		LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.98%, Secured Debt (Maturity - October 30, 2022) (8)	1 month LIBOR	600	600	600
					4,156	4,156
Arcus Hunting, LLC (8) (11)	Manufacturer of Bowhunting and Archery Products and Accessories	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 9.31%, Secured Debt (Maturity - November 13, 2019)	1 month LIBOR	8,033	7,977	8,030
Arise Holdings, Inc. (11)	Tech-enabled business process outsourcing	Preferred Stock (1,000,000 shares)	—	—	1,000	1,000
ATI Investment Sub, Inc. (8)	Manufacturer of Solar Tracking Systems	LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 9.34%, Secured Debt (Maturity - June 22, 2021)	1 month LIBOR	6,864	6,739	6,856
ATX Networks Corp. (8) (9)	Provider of Radio Frequency Management Equipment	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 8.33%, Current Coupon plus PIK 9.33%, Secured Debt (Maturity - June 11, 2021)	3 month LIBOR	14,174	13,985	13,430
BarFly Ventures, LLC (11)	Casual Restaurant Group	12.00% Secured Debt (Maturity - August 31, 2020)	None	3,150	3,113	3,147
		Warrants (.410 equivalent units, Expiration - August 31, 2025)	—	—	158	152
		Options (.731 equivalent units)	—	—	133	268
					3,404	3,567
BBB Tank Services, LLC (10) (13)	Maintenance, Repair and Construction Services to the Above-Ground Storage Tank Market	17.00% Secured Debt (Maturity - April 8, 2021)	None	1,000	988	973
		LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 11.98%, Secured Debt (Maturity - April 9, 2018) (8)	1 month LIBOR	163	163	163
		Member Units (200,000 units)	—	—	200	118
					1,351	1,254
BigName Commerce, LLC (8) (11)	Provider of Envelopes and Complimentary Stationery Products	LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 9.56%, Secured Debt (Maturity - May 11, 2022)	1 month LIBOR	2,525	2,500	2,500
Binswanger Enterprises, LLC (8) (11)	Glass Repair and Installation Service Provider	LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 10.34%, Secured Debt (Maturity - March 9, 2022)	3 month LIBOR	$14,465	$14,237	$14,371
		Member Units (1,050,000 units)	—	—	1,050	1,100
					15,287	15,471
Bluestem Brands, Inc. (8)	Multi-Channel Retailer of General Merchandise	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 9.69%, Secured Debt (Maturity - November 6, 2020)	3 month LIBOR	12,600	12,461	8,317
Boccella Precast Products, LLC (10) (13)	Manufacturer of Precast Hollow Core Concrete	LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 10.31%, Secured Debt (Maturity - June 30, 2022) (8)	1 month LIBOR	4,186	4,102	4,174
		Member Units (540,000 units)	—	—	540	1,305
					4,642	5,479
Brightwood Capital Fund Investments (9) (15)	Investment Partnership	LP Interests (Brightwood Capital Fund III, LP) (Fully diluted 0.52%) (16)	—	—	4,074	3,453
		LP Interests (Brightwood Capital Fund IV, LP) (Fully diluted 1.58%) (16)	—	—	2,037	2,126
					6,111	5,579
Brundage-Bone Concrete Pumping, Inc.	Construction Services Provider	10.38% Secured Debt (Maturity - September 1, 2023) (14)	None	12,000	12,069	12,750
Buca C, LLC (10) (13)	Casual Restaurant Group	LIBOR Plus 9.25% (Floor 1.00%), Current Coupon 11.25%, Secured Debt (Maturity - June 30, 2020) (8)	1 month LIBOR	13,136	13,017	13,017
		Preferred Member Units (4 units, 6.00% cumulative) (16)	—	—	2,866	2,866
					15,883	15,883
BW NHHC Holdco, Inc. (8)	Full-Continuum Provider of Home Health Services	LIBOR Plus 5.00%, Current Coupon 7.07%, Secured Debt (Maturity - May 15, 2025)	3 month LIBOR	7,500	7,389	7,425
Cadence Aerospace, LLC (8)	Aerospace Manufacturing	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.86%, Secured Debt (Maturity - November 14, 2023)	3 month LIBOR	14,925	14,788	14,925
CAI Software, LLC (10) (13)	Provider of Specialized Enterprise Resource Planning Software	12.00% Secured Debt (Maturity - October 10, 2019)	None	961	950	961
		Member Units (16,339 units) (16)	—	—	163	712
					1,113	1,673
CDHA Management, LLC (8) (11)	Dental Services	LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 9.64%, Secured Debt (Maturity - December 5, 2021)	3 month LIBOR	5,412	5,334	5,412
Central Security Group, Inc. (8)	Security Alarm Monitoring Service Provider	LIBOR Plus 5.63% (Floor 1.00%), Current Coupon 7.72%, Secured Debt (Maturity - October 6, 2021)	1 month LIBOR	7,941	7,922	7,980
Cenveo Corporation (18)	Provider of Commercial Printing, Envelopes, Labels, Printed Office Products	6.00% Secured Debt (Maturity - August 1, 2019) (18)	None	15,000	13,706	5,400
		LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 10.04%, Secured Debt (Maturity - November 5, 2018) (8)	1 month LIBOR	4,774	4,753	4,727
					18,459	10,127
Clarius BIGS, LLC (11) (18)	Prints & Advertising Film Financing	15.00% PIK Secured Debt (Maturity - January 5, 2015) (18)	None	2,140	1,882	60
		20.00% PIK Secured Debt (Maturity - January 5, 2015) (18)	None	773	680	22
					2,562	82
Clickbooth.com, LLC (8) (11)	Provider of Digital Advertising Performance Marketing Solutions	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 10.81%, Secured Debt (Maturity - December 5, 2022)	1 month LIBOR	2,963	2,908	2,908
Construction Supply Investments, LLC (11)	Distribution Platform of Specialty Construction Materials to Professional Concrete and Masonry Contractors	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.99%, Secured Debt (Maturity - June 30, 2023) (8)	3 month LIBOR	10,885	10,832	10,858
		Member units (42,207 units)	—	—	4,220	4,221
					15,052	15,079
CTVSH, PLLC (8) (11) (13)	Emergency Care and Specialty Service Animal Hospital	LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 10.30%, Secured Debt (Maturity - August 3, 2022)	1 month LIBOR	$2,888	$2,838	$2,863
Datacom, LLC (10) (13) (18)	Technology and Telecommunications Provider	5.25% Current / 5.25% PIK, Current Coupon 10.50% Secured Debt (Maturity - May 30, 2019) (18)	None	1,384	1,377	1,168
		8.00% Secured Debt (Maturity - May 30, 2018) (18)	None	200	200	200
		Class A Preferred Member Units (1,530 units) (16)	—	—	131	—
		Class B Preferred Member Units (717 units)	—	—	670	—
					2,378	1,368
Digital River, Inc. (8)	Provider of Outsourced e-Commerce Solutions and Services	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 8.34%, Secured Debt (Maturity - February 12, 2021)	3 month LIBOR	9,779	9,694	9,765
DTE Enterprises, LLC (11)	Industrial Powertrain Repair and Services	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 9.85%, Secured Debt (Maturity - April 13, 2023) (8)	3 month LIBOR	13,795	13,514	13,528
		Class AA Preferred Member Units (non-voting)	—	—	724	724
		Class A Preferred Member Units (776,316 units)	—	—	776	776
					15,014	15,028
Epic Y-Grade Services, LP (8)	NGL Transportation & Storage	LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 7.59%, Secured Debt (Maturity - June 13, 2024)	1 month LIBOR	17,500	17,150	17,238
Evergreen Skills Lux S.á r.l. (d/b/a Skillsoft) (8) (9)	Technology-Based Performance Support Solutions	LIBOR Plus 8.25% (Floor 1.00%), Current Coupon 10.34%, Secured Debt (Maturity - April 28, 2022) (14)	1 month LIBOR	10,901	10,545	9,161
Extreme Reach, Inc. (8) (12)	Integrated TV and Video Advertising Platform	LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 8.35%, Secured Debt (Maturity - February 7, 2020)	1 month LIBOR	13,307	13,297	13,324
Felix Investments Holdings II, LLC (8) (11)	Oil and Gas Exploration and Production	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.87%, Secured Debt (Maturity - August 9, 2022)	3 month LIBOR	3,333	3,273	3,273
Flavors Holdings, Inc. (8)	Global Provider of Flavoring and Sweetening Products and Solutions	LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 8.08%, Secured Debt (Maturity - April 3, 2020)	3 month LIBOR	11,714	11,298	10,894
GoWireless Holdings, Inc. (8)	Provider of Wireless Telecommunications Carrier Services	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.59%, Secured Debt (Maturity - December 22, 2024)	3 month LIBOR	16,153	16,014	16,033
Hojeij Branded Foods, LLC (8) (11)	Multi-Airport, Multi-Concept Restaurant Operator	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 8.36%, Secured Debt (Maturity - July 20, 2022)	1 month LIBOR	12,382	12,277	12,382
Hoover Group, Inc. (8) (9) (11)	Provider of Storage Tanks and Related Products to the Energy and Petrochemical Markets	LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 9.58%, Secured Debt (Maturity - January 28, 2021)	3 month LIBOR	14,772	14,035	14,403
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 8.17%, Secured Debt (Maturity - January 28, 2020)	2 month LIBOR	5,188	4,510	4,896
					18,545	19,299
Houghton Mifflin Harcourt Publishers, Inc. (8)	Provider of Educational Print and Digital Services	LIBOR Plus 3.00% (Floor 1.00%), Current Coupon 5.09%, Secured Debt (Maturity - May 28, 2021)	1 month LIBOR	7,955	7,521	7,455
Hunter Defense Technologies, Inc. (8) (11)	Provider of Military and Commercial Shelters and Systems	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 9.33%, Secured Debt (Maturity - March 29, 2023)	3 month LIBOR	22,228	21,744	21,744
Hydrofarm Holdings, LLC (8) (11)	Wholesaler of Horticultural Products	LIBOR Plus 7.00%, Current Coupon 8.89%, Secured Debt (Maturity - May 12, 2022)	1 month LIBOR	6,623	6,516	5,927
iEnergizer Limited (8) (9)	Provider of Business Outsourcing Solutions	LIBOR Plus 6.00% (Floor 1.25%), Current Coupon 8.10%, Secured Debt (Maturity - May 1, 2019)	1 month LIBOR	9,245	9,114	9,245
Implus Footcare, LLC (8) (11)	Provider of Footwear and Related Accessories	LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 8.84%, Secured Debt (Maturity - April 30, 2021)	1 month LIBOR	16,586	16,417	16,501
Industrial Services Acquisitions, LLC (11)	Industrial Cleaning Services	6.00% Current / 7.00% PIK, Current Coupon 13.00%, Unsecured Debt (Maturity - December 17, 2022) (17)	None	$10,810	$10,649	$10,314
		Member Units (Industrial Services Investments, LLC) (336 units; 10.00% cumulative)	—	—	202	202
		Member Units (Industrial Services Investments, LLC) (2,100,000 units)	—	—	2,100	490
					12,951	11,006
Inn of the Mountain Gods Resort and Casino	Hotel & Casino Owner & Operator	9.25% Secured Debt (Maturity - November 30, 2020)	None	11,748	11,589	11,132
IronGate Energy Services, LLC (18)	Oil and Gas Services	11.00% Secured Debt (Maturity - July 1, 2018) (18)	None	5,825	5,827	2,097
Isagenix International, LLC (8) (12)	Direct Marketer of Health and Wellness Products	LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 8.08%, Secured Debt (Maturity - June 14, 2025)	3 month LIBOR	6,429	6,364	6,445
Jackmont Hospitality, Inc. (8) (11)	Franchisee of Casual Dining Restaurants	LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 8.73%, Secured Debt (Maturity - May 26, 2021)	1 month LIBOR	8,435	8,416	8,435
Jacuzzi Brands LLC (8)	Manufacturer of Bath and Spa Products	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 9.09%, Secured Debt (Maturity - June 28, 2023)	3 month LIBOR	5,850	5,746	5,909
Joerns Healthcare, LLC (8)	Manufacturer and Distributor of Health Care Equipment & Supplies	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 8.31%, Secured Debt (Maturity - May 9, 2020)	3 month LIBOR	11,119	10,981	10,266
Kellermeyer Bergensons Services, LLC (8)	Outsourced Janitorial Services to Retail/Grocery Customers	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 10.86%, Secured Debt (Maturity - April 29, 2022) (14)	3 month LIBOR	14,700	14,626	14,902
LaMi Products, LLC (8) (11)	General Merchandise Distribution	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.82%, Secured Debt (Maturity -September 16, 2020)	3 month LIBOR	10,852	10,756	10,828
Larchmont Resources, LLC	Oil & Gas Exploration & Production	LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 11.33%, PIK Secured Debt (Maturity - August 7, 2020) (8)	3 month LIBOR	4,237	4,237	4,194
		Member units (Larchmont Intermediate Holdco, LLC) (4,806 units)	—	—	601	1,322
					4,838	5,516
LJ Host Merger Sub, Inc. (8)	Managed Services and Hosting Provider	LIBOR Plus 5.75% (Floor 1.25%), Current Coupon 7.84%, Secured Debt (Maturity - December 13, 2019)	1 month LIBOR	17,222	16,879	16,836
Logix Acquisition Company, LLC (8) (11)	Competitive Local Exchange Carrier	LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 7.84%, Secured Debt (Maturity - December 22, 2024) (23)	1 month LIBOR	9,679	9,587	9,727
LSF9 Atlantis Holdings, LLC (8)	Provider of Wireless Telecommunications Carrier Services	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity - May 1, 2023)	1 month LIBOR	13,650	13,556	13,538
Lulu’s Fashion Lounge, LLC (8)(11)	Fast Fashion E-Commerce Retailer	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 9.09%, Secured Debt (Maturity - August 28, 2022)	1 month LIBOR	6,435	6,263	6,628
Meisler Operating, LLC (10) (13)	Provider of Short Term Trailer and Container Rental	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 10.82%, Secured Debt (Maturity - June 7, 2022) (8)	1 month LIBOR	5,200	5,083	5,083
		Member Units (Milton Meisler Holdings, LLC) (12,139 units)	—	—	1,214	1,393
					6,297	6,476
MHVC Acquisition Corp. (8)	Provider of Differentiated Information Solutions, Systems Engineering and Analytics	LIBOR Plus 5.25% (Floor 1.00%), Current Coupon 7.59%, Secured Debt (Maturity - April 29, 2024)	3 month LIBOR	8,400	8,363	8,450
Minute Key, Inc. (10) (13)	Operator of Automated Key Duplication Kiosk	Warrants (359,352 equivalent units, Expiration - May 20, 2025)	—	—	70	350
NBG Acquisition, Inc. (8)	Wholesaler of Home Decor Products	LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 7.95%, Secured Debt (Maturity - April 26, 2024)	1 month LIBOR	4,347	4,285	4,347
New Era Technology, Inc. (8) (12)	Managed Services and Hosting Provider	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.58%, Secured Debt (Maturity - June 22, 2023)	1 month LIBOR	6,231	6,107	6,097
New Media Holdings II LLC (8) (9)	Local Newspaper Operator	LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 8.34%, Secured Debt (Maturity - July 14, 2022)	1 month LIBOR	14,161	13,983	14,272
NNE Partners, LLC (8) (11)	Oil & Gas Exploration & Production	LIBOR Plus 8.00%, Current Coupon 10.32%, Secured Debt (Maturity - March 2, 2022)	3 month LIBOR	$18,375	$18,228	$18,220
North American Lifting Holdings, Inc. (8)	Crane Service Provider	LIBOR Plus 4.50% (Floor 1.00%), Current Coupon 6.83%, Secured Debt (Maturity - November 27, 2020)	3 month LIBOR	6,277	5,731	6,030
Novetta Solutions, LLC (8)	Provider of Advanced Analytics Solutions for Defense Agencies	LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 7.10%, Secured Debt (Maturity - October 17, 2022)	1 month LIBOR	15,054	14,686	14,640
NTM Acquisition Corp. (8)	Provider of B2B Travel Information Content	LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 8.58%, Secured Debt (Maturity - June 7, 2022)	3 month LIBOR	4,206	4,166	4,212
Paris Presents, Inc. (8)	Branded Cosmetic and Bath Accessories	LIBOR Plus 8.75% (Floor 1.00%), Current Coupon 10.84%, Secured Debt (Maturity - December 31, 2021) (14)	1 month LIBOR	10,000	9,909	10,038
Pasha Group (8)	Diversified Logistics and Transportation Provided	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 9.64%, Secured Debt (Maturity - January 26, 2023)	1 month LIBOR	11,718	11,372	11,895
Permian Holdco 2, Inc.	Storage Tank Manufacturer	14.00% PIK Unsecured Debt (Maturity - October 15, 2021) (8) (17)	None	923	923	923
		Series A Preferred Shares (Permian Holdco 1, Inc.) (386,255 units) (16)	—	—	1,997	2,299
		Common Shares (Permian Holdco 1, Inc.) (386,255 units)	—	—	—	—
					2,920	3,222
Pernix Therapeutics Holdings, Inc. (11)	Pharmaceutical Royalty	12.00% Secured Debt (Maturity - August 1, 2020)	None	2,652	2,635	1,714
Pier 1 Imports, Inc. (8) (9)	Decorative Home Furnishings Retailer	LIBOR Plus 3.50% (Floor 1.00%), Current Coupon 5.95%, Secured Debt (Maturity - April 30, 2021)	3 month LIBOR	7,494	7,145	6,875
PPC/Shift, LLC (8) (11)	Provider of Digital Solutions to Automotive Industry	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 8.31%, Secured Debt (Maturity - December 22, 2021)	1 month LIBOR	6,426	6,325	6,426
PricewaterhouseCoopers Public Sector LLP (8) (14)	Provider of Consulting Services to Governments	LIBOR Plus 7.25%, Current Coupon 9.48%, Secured Debt (Maturity - May 1, 2026)	1 month LIBOR	12,000	11,940	12,075
Prowler Acquisition Corporation (8)	Specialty Distributor to the Energy Sector	LIBOR Plus 4.50% (Floor 1.00%), Current Coupon 6.83%, Secured Debt (Maturity - January 28, 2020)	3 month LIBOR	12,346	11,400	12,223
Radiology Partners, Inc. (8) (11)	Radiology Practice Providing Scan Interpretations	LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 7.59%, Secured Debt (Maturity - December 4, 2023)	3 month LIBOR	9,709	9,568	9,740
Resolute Industrial, LLC (8) (11)	HVAC Equipment Rental and Remanufacturing	LIBOR Plus 7.62% (Floor 1.00%), Current Coupon 9.92%, Secured Debt (Maturity - July 26, 2022) (24)	3 month LIBOR	17,088	16,731	16,798
		Common Stock (601 units)	—	—	750	830
					17,481	17,628
RGL Reservoir Operations, Inc. (9) (11)	Oil & Gas Equipment & Services	1.00% Current / 9.00% PIK Secured Debt (Maturity - December 21, 2024)	None	755	450	415
Rise Broadband (8) (11)	Fixed Wireless Broadband Provider	LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 10.00%, Secured Debt (Maturity - May 2, 2023)	1 month LIBOR	14,963	14,815	14,815
RM Bidder, LLC (11)	Scripted and Unscripted TV and Digital Programming Provider	Common Stock (1,854 units)	—	—	31	11
		Series A Warrants (124,915 equivalent units, Expiration - October 20, 2025)	—	—	284	—
		Series B Warrants (93,686 equivalent units, Expiration - October 20, 2025)	—	—	—	—
					315	11
Salient Partners, LP (8)	Provider of Asset Management Services	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 10.59%, Secured Debt (Maturity - June 9, 2021)	1 month LIBOR	12,658	12,374	12,469
Smart Modular Technologies, Inc. (8) (9) (11)	Provider of Specialty Memory Solutions	LIBOR Plus 6.25%, (Floor 1.00%), Current Coupon 8.62%, Secured Debt (Maturity - August 9, 2022)	3 month LIBOR	13,875	13,635	13,805
Sorenson Communications, Inc. (8)	Manufacturer of Communication Products for Hearing Impaired	LIBOR Plus 5.75% (Floor 2.25%), Current Coupon 8.09%, Secured Debt (Maturity - April 30, 2020)	3 month LIBOR	2,931	2,920	2,944
Strike, LLC (8)	Pipeline Construction and Maintenance Services	LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 10.45%, Secured Debt (Maturity - November 30, 2022)	3 month LIBOR	$9,250	$9,026	$9,400
		LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 10.32%, Secured Debt (Maturity - May 30, 2019)	3 month LIBOR	409	397	411
					9,423	9,811
Synagro Infrastructure Company, Inc. (8)	Waste Management Services	LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 7.83%, Secured Debt (Maturity - August 22, 2020)	3 month LIBOR	8,290	8,011	7,586
TE Holdings, LLC	Oil & Gas Exploration & Production	Common Units (72,785 units)	—	—	728	80
Teleguam Holdings, LLC (8)	Cable and Telecom Services Provider	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 10.59%, Secured Debt (Maturity - April 12, 2024) (14)	1 month LIBOR	7,750	7,611	7,808
TMC Merger Sub Corp (8)	Refractory & Maintenance Services Provider	LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 8.38%, Secured Debt (Maturity - October 31, 2022) (25)	1 month LIBOR	18,901	18,768	19,041
TOMS Shoes, LLC (8)	Global Designer, Distributor, and Retailer of Casual Footwear	LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 7.59%, Secured Debt (Maturity - October 30, 2020)	1 month LIBOR	4,838	4,621	3,679
Turning Point Brands, Inc. (8) (9) (11)	Marketer/Distributor of Tobacco Products	LIBOR Plus 7.00%, Current Coupon 9.05%, Secured Debt (Maturity - March 7, 2024) (14)	1 month LIBOR	8,499	8,418	8,670
TVG-I-E CMN Acquisition, LLC (8) (11)	Organic Lead Generation for Online Postsecondary Schools	LIBOR Plus 6.00%, (Floor 1.00%), Current Coupon 8.34%, Secured Debt (Maturity - November 3, 2021)	1 month LIBOR	16,197	15,917	16,197
U.S. Telepacific Corp. (8)	Provider of Communications and Managed Services	LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 7.33%, Secured Debt (Maturity - May 2, 2023)	3 month LIBOR	17,691	17,287	17,454
Valley Healthcare Group, LLC (10) (13)	Provider of Durable Medical Equipment	LIBOR Plus 10.50% (Floor 0.50%), Current Coupon 12.48%, Secured Debt (Maturity - December 29, 2020) (8)	1 month LIBOR	2,912	2,877	2,912
		Preferred Member Units (Valley Healthcare Holding, LLC) (400 units)	—	—	400	575
					3,277	3,487
VIP Cinema Holdings, Inc. (8)	Supplier of Luxury Seating to the Cinema Industry	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 8.34%, Secured Debt (Maturity - March 1, 2023)	3 month LIBOR	9,375	9,336	9,466
Vistar Media, Inc. (8) (11)	Operator of Digital Out-of-Home Advertising Platform	LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 12.32%, Secured Debt (Maturity - February 16, 2022)	3 month LIBOR	3,263	3,019	3,049
		Warrants (70,207 equivalent units, Expiration - February 17, 2027)	—	—	331	600
					3,350	3,649
Volusion, LLC (10) (13)	Provider of Online Software-as-a-Service eCommerce Solutions	11.50% Secured Debt (Maturity - January 27, 2020)	None	7,172	6,597	6,671
		11.50% Secured Debt (Maturity - January 27, 2020)	None	1,088	1,088	1,012
		8.00% Unsecured Convertible Debt (Maturity - November 16, 2023)	None	127	127	127
		Preferred Member Units (2,090,001 units)	—	—	6,000	6,000
		Warrants (784,866.80 equivalent units, Expiration - January 26, 2025)	—	—	1,104	373
					14,916	14,183
Wireless Vision Holdings, LLC (8) (11)	Provider of Wireless Telecommunications Carrier Services	LIBOR Plus 8.91% (Floor 1.00%), Current Coupon 10.89%, Secured Debt (Maturity - September 29, 2022) (23)	1 month LIBOR	12,834	12,538	12,584
Subtotal Non-Control/Non-Affiliate Investments (5) (84% of total portfolio investments at fair value)					$952,064	$934,545

Total Portfolio Investments					$1,109,239	$1,103,763

Short Term Investments (20)
Fidelity Institutional Money Market Funds (21)	—	Prime Money Market Portfolio, Class III Shares	—	—	$12,225	$12,225
US Bank Money Market Account (21)	—	—	—	—	15,122	15,122

Total Short Term Investments					$27,347	$27,347

(1) All investments are Middle Market (as defined in the notes to the financial statements) portfolio investments, unless otherwise noted. All of the assets of HMS Income Fund, Inc. (together with its consolidated subsidiaries, the “Company”) are encumbered as security for the Company’s credit agreements. See Note 5 - Borrowings.
(2) Debt investments are income producing, unless otherwise noted. Equity investments and warrants are non-income producing, unless otherwise noted.
(3) See Note 3 - Fair Value Hierarchy for Investments for summary geographic location of portfolio companies.
(4) Affiliate investments are generally defined by the Investment Company Act of 1940, as amended (the “1940 Act”), as investments in which between 5% and 25% of the voting securities are owned, or an investment in an investment company’s investment adviser, and the investments are not classified as Control investments. Fair value as of December 31, 2017 and June 30, 2018 along with transactions during the six months ended June 30, 2018 in these affiliated investments were as follows (in thousands):

		Six Months Ended June 30, 2018				Six Months Ended June 30, 2018
Portfolio Company	Fair Value at December 31, 2017	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at June 30, 2018	Net Realized Gain (Loss)	Interest Income	Fee Income	Dividend Income

Affiliate Investments
AFG Capital Group, LLC
Member units	$897	$1	$—	$42	$940	$—	$—	$—	$5
Warrants	215	—	—	10	225	—	—	—	—
Brewer Crane Holdings, LLC
Term loan	—	2,484	(80)	—	2,404	—	144	—	—
Preferred member units	—	1,070	—	—	1,070	—	—	7	8
Chamberlin HoldCo, LLC
Term loan	—	5,407	(135)	—	5,272	—	239	2	—
Member units	—	2,860	—	—	2,860	—	—	20	192
Charlotte Russe, Inc.
Term loan	—	6,285	(16)	(698)	5,571	—	224	—	—
Common stock	—	2,470	—	—	2,470	—	—	—	—
Charps, LLC
Term loan	4,500	23	(625)	(2)	3,896	—	280	—	—
Preferred member units	163	1	—	134	298	—	—	—	—
Clad-Rex Steel, LLC
Term loan	3,320	7	(100)	(7)	3,220	—	194	—	—
Member units	2,375	1	—	69	2,445	—	—	—	—
Term loan (Clad-Rex Steel RE Investor, LLC)	293	—	(3)	—	290	—	15	—	—
Member units (Clad-Rex Steel RE Investor, LLC)	70	—	—	—	70	—	—	—	88
Digital Products Holdings LLC
Term loan	—	6,605	(132)	—	6,473	—	203	—	—
Preferred member units	—	2,200	—	—	2,200	—	—	12	—
Direct Marketing Solutions, Inc.
Term loan	—	4,717	(206)	—	4,511	—	247	3	—
Preferred stock	—	2,100	—	—	2,100	—	—	—	—
Freeport Financial Funds
LP interests	8,506	—	—	—	8,506	—	—	—	421
Gamber-Johnson Holdings, LLC
Term loan	5,850	11	(122)	(12)	5,727	—	353	—	—
Common stock	5,843	—	—	2,502	8,345	—	—	12	131
Guerdon Modular Holdings, Inc.
Term loan	2,660	507	(37)	(138)	2,992	—	195	—	—
Term loan	—	70	(70)	—	—	—	1	—	—
Common stock	—	—	—	—	—	—	—	—	—
Class B preferred units	—	—	—	—	—	—	—	—	—

Gulf Publishing Holdings, LLC
Term loan	$3,151	$6	$(33)	$—	$3,124	$—	$206	$—	$—
Term loan	20	40	(20)	—	40	—	1	—	—
Member units	1,210	—	—	(68)	1,142	—	—	—	—
Harris Preston Fund Investments
LP interests (HPEP 3, LP)	943	517	—	—	1,460	—	—	—	—
LP interests (2717 HM, LP)	536	250	—	93	879	—	—	—	—
Hawk Ridge Systems, LLC
Term loan	3,574	7	—	(6)	3,575	—	196	—	—
Preferred member units	950	—	—	605	1,555	—	—	—	43
Preferred member units (HRS Services, ULC)	50	—	—	33	83	—	—	—	—
HWT, LLC
Term loan	2,454	3	—	4	2,461	—	167	—	—
Member units	985	—	—	1	986	—	—	14	—
Market Force Information, Inc.
Term loan	5,732	14	(140)	—	5,606	—	393	—	—
Member units	3,675	—	—	(85)	3,590	—	—	—	—
M.H. Corbin Holding, LLC
Term loan	3,130	8	(118)	—	3,020	—	255	—	—
Member units	1,500	—	—	—	1,500	—	—	18	—
Mystic Logistics Holdings, LLC
Term loan	1,916	6	(57)	—	1,865	—	123	—	—
Common stock	1,705	—	—	(675)	1,030	—	—	—	—
NexRev, LLC
Term loan	—	4,375	(98)	—	4,277	—	172	—	—
Preferred member units	—	1,720	—	—	1,720	—	—	3	5
NuStep, LLC
Term loan	5,048	12	—	—	5,060	—	324	—	—
Preferred member units	2,550	1	(1)	—	2,550	—	—	—	—
SoftTouch Medical Holdings, LLC
Term loan	1,260	10	(1,260)	(10)	—	—	21	—	—
Member units	1,781	—	(869)	(912)	—	912	—	11	134
	$76,862	$43,788	$(4,122)	$880	$117,408	$912	$3,953	$102	$1,027
* Gross additions include increases in the cost basis of investments resulting from new portfolio investments, payment-in-kind (“PIK”) interest, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
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
(6) Control investments are generally defined by the 1940 Act as investments in which more than 25% of the voting securities are owned or where the ability to nominate greater than 50% of the board representation is maintained. Fair value as of December 31, 2017 and June 30, 2018 along with transactions during the six months ended June 30, 2018 in these Control investments were as follows (in thousands):

		Six Months Ended June 30, 2018				Six Months Ended June 30, 2018
Portfolio Company	Fair Value at December 31, 2017	Gross Additions (Cost)**	Gross Reductions (Cost)***	Net Unrealized Gain (Loss)	Fair Value at June 30, 2018	Net Realized Gain (Loss)	Interest Income	Fee Income	Dividend Income

Control Investments
Copper Trail Energy Fund I, LP
LP interests	$2,500	$746	$—	$—	$3,246	$—	$—	$—	$34
CTMH, LP
LP interests	—	872	—	—	872	—	—	—	—
GRT Rubber Technologies, LLC
Term loan	5,715	15	(404)	(16)	5,310	—	312	—	—
Member units	10,821	—	—	1,714	12,535	—	—	35	259
HMS-ORIX SLF LLC*
Membership interests	30,643	—	—	(796)	29,847	—	—	—	1,055
	$49,679	$1,633	$(404)	$902	$51,810	$—	$312	$35	$1,348
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
(9) The investment is not a qualifying asset in an eligible portfolio company under Section 55(a) of the 1940 Act. A business development company (“BDC”) may not acquire any asset other than qualifying assets in eligible portfolio companies unless, at the time the acquisition is made, qualifying assets represent at least 70% of the BDC’s total assets. As of June 30, 2018, approximately 14.2% of the Company’s total assets were considered non-qualifying.
(10) Investment is classified as a LMM (as defined in the notes to the financial statements) portfolio investment.
(11) Investment is classified as a Private Loan (as defined in the notes to the financial statements) portfolio investment.
(12) Investment or portion of investment is under contract to purchase and met trade date accounting criteria as of June 30, 2018. Settlement occurred or is scheduled to occur after June 30, 2018.
(13) Investment serviced by Main Street Capital Corporation (“Main Street”) pursuant to servicing arrangements with the Company.
(14) Second lien secured debt investment.
(15) Investment is classified as an Other Portfolio (as defined in the notes to the financial statements) investment.
(16) Income producing through dividends or distributions.
(17) Unsecured debt investment.
(18) Investment is on non-accrual status as of June 30, 2018.
(19) [Reserved]
(20) Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less.
(21) Effective yield as of June 30, 2018 was approximately 0.25% at US Bank Money Market Account and 1.55% at Fidelity Institutional Money Market Funds.
(22) The 1, 2, 3, and 6-month London Interbank Offered Rate (“LIBOR”) rates were 2.09%, 2.17%, 2.34% and 2.50%, respectively, as of June 30, 2018. The actual LIBOR rate for each loan listed may not be the applicable LIBOR rate as of June 30, 2018, as the loan may have been priced or repriced based on a LIBOR rate prior to or subsequent to June 30, 2018. The prime rate was 5.00% as of June 30, 2018.
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

		Twelve Months Ended December 31, 2017				Twelve Months Ended December 31, 2017
Portfolio Company	Fair Value at December 31, 2016	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at December 31, 2017	Net Realized Gain (Loss)	Interest Income	Fee Income	Dividend Income

Affiliate Investments
AFG Capital Group, LLC
Member units	$687	$—	$—	$210	$897	$—	$—	$—	$18
Warrants	167	—	—	48	215	—	—	—	—
Charps, LLC
Term loan	—	4,817	(320)	3	4,500	—	533	1	—
Preferred member units	—	101	—	62	163	—	—	—	—

Clad-Rex Steel, LLC
Term loan	$3,449	$16	$(201)	$56	$3,320	$—	$392	$—	$—
Term loan	99	—	(99)	—	—	—	—	—	—
Member units	1,820	—	—	555	2,375	—	—	—	103
Term loan (Clad-Rex Steel RE Investor, LLC)	298	—	(5)	—	293	—	30	—	—
Member units (Clad-Rex Steel RE Investor, LLC)	53	—	—	17	70	—	—	—	—
EIG Traverse Co-Investment, LP
LP interests	9,905	951	(10,756)	(100)	—	951	—	—	871
Freeport First Lien Loan Fund III, LP
LP interests	4,763	3,795	—	(52)	8,506	—	—	—	617
Gamber-Johnson Holdings, LLC
Term loan	5,964	19	(170)	37	5,850	—	755	—	—
Common stock	4,730	—	—	1,113	5,843	—	—	54	105
Guerdon Modular Holdings, Inc.
Term loan	2,642	22	(1)	(3)	2,660	—	366	—	—
Common stock	20	—	—	(20)	—	—	—	—	—
Class B preferred units	285	—	—	(285)	—	—	—	—	—
Gulf Publishing Holdings, LLC
Term loan	2,455	710	(14)	—	3,151	—	387	1	—
Term loan	—	20	—	—	20	—	—	—	—
Member units	781	142	—	287	1,210	—	—	10	—
Harris Preston Fund Investments
LP interests (HPEP 3, LP)	—	943	—	—	943	—	—	—	—
LP interests (2717 HM, LP)	—	536	—	—	536	—	—	—	—
Hawk Ridge Systems, LLC
Term loan	2,451	1,212	(149)	60	3,574	—	301	—	—
Preferred member units	713	—	—	237	950	—	—	—	65
Preferred member units (HRS Services, ULC)	38	—	—	12	50	—	—	—	1
HWT, LLC
Term loan	2,591	13	(150)	—	2,454	—	370	—	—
Member units	985	—	—	—	985	—	—	35	—
Market Force Information, Inc.
Term loan	—	6,018	(286)	—	5,732	—	324	—	—
Member units	—	3,675	—	—	3,675	—	—	—	—
M.H. Corbin, LLC
Term loan	3,299	8	(177)	—	3,130	—	382	—	—
Member units	1,500	—	—	—	1,500	—	—	35	—
Mystic Logistics, Inc.
Term loan	2,294	21	(352)	(47)	1,916	—	272	2	—
Common stock	1,445	—	—	260	1,705	—	—	—	—
NuStep, LLC
Term loan	—	5,179	(131)	—	5,048	—	603	—	—
Preferred member units	—	2,550	—	—	2,550	—	—	—	—
SoftTouch Medical Holdings, LLC
Term loan	1,260	5	—	(5)	1,260	—	135	—	124
Member units	1,618	—	—	163	1,781	—	—	42	—
	$56,312	$30,753	$(12,811)	$2,608	$76,862	$951	$4,850	$180	$1,904
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
(6) Control investments are defined by the 1940 Act as investments in which more than 25% of the voting securities are owned or where the ability to nominate greater than 50% of the board representation is maintained. Fair value as of December 31, 2016 and December 31, 2017 along with transactions during the year ended December 31, 2017 in these Control investments were as follows (in thousands):

		Twelve Months Ended December 31, 2017				Twelve Months Ended December 31, 2017
Portfolio Company	Fair Value at December 31, 2016	Gross Additions (Cost)**	Gross Reductions (Cost)***	Net Unrealized Gain (Loss)	Fair Value at December 31, 2017	Net Realized Gain (Loss)	Interest Income	Fee Income	Dividend Income

Control Investments
Copper Trail Energy Fund I, LP
LP interests	$—	$2,500	$—	$—	$2,500	$—	$—	$—	$—
GRT Rubber Technologies, LLC
Term loan	6,538	32	(824)	(31)	5,715	—	663	—	—
Member units	10,004	—	—	817	10,821	—	—	73	577
HMS-ORIX SLF LLC*
Membership interests	—	30,000	—	643	30,643	—	—	—	450
	$16,542	$32,532	$(824)	$1,429	$49,679	$—	$663	$73	$1,027
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
(10) Investment is classified as a LMM portfolio investment.
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
(19) [Reserved]
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

The Company previously registered for sale up to 150,000,000 shares of common stock pursuant to a registration statement on Form N-2 (File No. 333-178548) which was initially declared effective by the Securities and Exchange Commission (the “SEC”) on June 4, 2012 (the “Initial Offering”). The Initial Offering terminated on December 1, 2015. The Company raised approximately $601.2 million under the Initial Offering, including proceeds from the dividend reinvestment plan of approximately $22.0 million. The Company also registered for sale up to $1,500,000,000 worth of shares of common stock (the “Offering”) pursuant to a new registration statement on Form N-2 (File No. 333-204659), as amended. With the approval of the Company’s board of directors, the Company closed the Offering to new investors effective September 30, 2017. Through June 30, 2018, the Company raised approximately $197.9 million in the Offering, including proceeds from the distribution reinvestment plan of approximately $66.2 million.

The Company has three wholly owned subsidiaries. HMS Funding I LLC (“HMS Funding”) and HMS Equity Holding, LLC (“HMS Equity Holding”) were both organized as Delaware limited liability companies and HMS Equity Holding II, Inc. (“HMS Equity Holding II”) was organized as a Delaware corporation. HMS Funding was created for the Deutsche Bank Credit Facility (as defined below in Note 5 - Borrowings) in order to function as a “Structured Subsidiary,” which is permitted to incur debt outside of the TIAA Credit Facility (as defined below in Note 5 - Borrowings) since it is not a guarantor under the TIAA Credit Facility. HMS Equity Holding and HMS Equity Holding II, which have elected to be taxable entities, primarily hold equity investments in certain portfolio companies which are “pass through” entities for tax purposes.

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

As of June 30, 2018, the Company had six debt investments in four portfolio companies that were on non-accrual status, all of which were more than 90 days past due. Each of these portfolio companies experienced a significant decline in credit quality raising doubt regarding the Company’s ability to collect the principal and interest contractually due. Given the credit deterioration of these portfolio companies, the Company ceased accruing interest income on the non-accrual debt investments and wrote off any previously accrued interest deemed uncollectible. As of June 30, 2018, the Company is not aware of any other material changes to the creditworthiness of the borrowers underlying its debt investments.

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

As of June 30, 2018 and December 31, 2017, the Company held 16 and 19 investments, respectively, which contained a PIK provision. As of June 30, 2018, two of the 16 investments with PIK provisions were on non-accrual status. No PIK interest was recorded on these two non-accrual investments during the three and six months ended June 30, 2018. As of December 31, 2017, three of the 19 investments with PIK provisions were on non-accrual status. No PIK interest was recorded on these investments during the year ended December 31, 2017. For the three months ended June 30, 2018 and 2017, the Company capitalized $271,000 and $519,000, respectively, of PIK interest income. For the six months ended June 30, 2018 and 2017, the Company capitalized $483,000 and $839,000, respectively, of PIK interest income. The Company stops accruing PIK interest and writes off any accrued and uncollected interest in arrears when it determines that such PIK interest in arrears is no longer collectible.

The Company may periodically provide services, including structuring and advisory services, to its portfolio companies or other third parties. The income from such services is non-recurring. For services that are separately identifiable and evidence exists to substantiate fair value, income is recognized as earned, which is generally when the investment or other applicable transaction closes. For the three months ended June 30, 2018 and 2017, the Company recognized $724,000 and $896,000, respectively, of non-recurring fee income received from its portfolio companies or other third parties, which accounted for approximately 2.6% and 3.5%, respectively, of the Company’s total investment income during such period. For the six months ended June 30, 2018 and 2017, the Company recognized $1.1 million and $1.7 million, respectively, of non-recurring fee income received from its portfolio companies or other third parties, which accounted for approximately 2.0% and 3.3%, respectively, of the Company’s total investment income during such period. Fees received in connection with debt financing transactions for services that do not meet these criteria are treated as debt origination fees and are deferred and accreted into interest income over the life of the financing.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014‑09, Revenue from Contracts with Customers (Topic 606). ASU 2014‑09 supersedes the revenue recognition requirements under ASC 605, Revenue Recognition, and most industry‑specific guidance throughout the Industry Topics of the ASC. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Under the new guidance, an entity is required to perform the following five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The new guidance will significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. Additionally, the guidance requires improved disclosures as to the nature, amount, timing and uncertainty of revenue that is recognized. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarified the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarified the implementation guidance regarding performance obligations and licensing arrangements. In May 2016, the FASB issued ASU No. 2016‑12, Revenue from Contracts with Customers (Topic 606)-Narrow‑Scope Improvements and Practical Expedients, which clarified guidance on assessing collectability, presenting sales tax, measuring non-cash consideration, and certain transition matters. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Substantially all of the Company’s income is not within the scope of ASU 2014-09. For those income items that are within the scope of ASU 2014-09 (primarily fee income), the Company has similar performance obligations as compared with deliverables and separate units of account previously identified. As a result, the Company’s timing of its revenue recognition remains the same and the adoption of the standard did not have a material impact on the Company’s condensed consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, which amends the guidance related to the classification and measurement of investments in equity securities. The guidance requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. The ASU will also amend the guidance related to the presentation of certain fair value changes for financial liabilities measured at fair value and certain disclosure requirements associated with the fair value of financial instruments. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The impact of the adoption of this new accounting standard did not have a material impact on the Company’s condensed consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which addresses eight specific cash flow issues including, among other things, the classification of debt prepayment or debt extinguishment costs. ASU 2016-15 is effective for fiscal years, and the interim periods within those periods, beginning after December 15, 2017. The impact of the adoption of this new accounting standard did not have a material impact on the Company’s condensed consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230),” which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new guidance is effective for fiscal years beginning after December 15, 2017 and the interim periods within those years. The amendment should be adopted retrospectively. The impact of the adoption of this new accounting standard did not have a material impact on the Company’s condensed consolidated financial statements.

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

As of June 30, 2018 and December 31, 2017, the Company’s investment portfolio was comprised of debt securities, equity investments and Other Portfolio investments. The fair value determination for these investments primarily utilized unobservable (Level 3) inputs.

As of June 30, 2018 and December 31, 2017, all of the Company’s LMM portfolio investments consisted of illiquid securities issued by private companies. The fair value determination for the LMM portfolio investments primarily consisted of unobservable inputs. As a result, all of the Company’s LMM portfolio investments were categorized as Level 3 as of June 30, 2018 and December 31, 2017.

As of June 30, 2018 and December 31, 2017, the Company’s Middle Market portfolio investments consisted primarily of investments in secured and unsecured debt investments and independently rated debt investments. The fair value determination for these investments consisted of a combination of (1) observable inputs in non-active markets for which sufficient observable inputs were available to determine the fair value of these investments, (2) observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and (3) unobservable inputs. As a result, all of the Company’s Middle Market portfolio investments were categorized as Level 3 as of June 30, 2018 and December 31, 2017.

As of June 30, 2018 and December 31, 2017, the Company’s Private Loan portfolio investments consisted primarily of debt investments. The fair value determination for Private Loan investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of the Company’s Private Loan portfolio investments were categorized as Level 3 as of June 30, 2018 and December 31, 2017.

As of June 30, 2018 and December 31, 2017, the Company’s Other Portfolio investments consisted of illiquid securities issued by private companies. The Company relies primarily on information provided by managers of private investment funds in valuing these investments and considers whether it is appropriate, in light of all relevant circumstances, to value the Other Portfolio investments at the net asset value (“NAV”) reported by the private investment fund at the time of valuation or to adjust the value to reflect a premium or discount. The fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of the Company’s Other Portfolio equity investments were categorized as Level 3 as of June 30, 2018 and December 31, 2017.

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

The following table presents fair value measurements of the Company’s investments, by type of investment, as of June 30, 2018 according to the fair value hierarchy (dollars in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First lien secured debt investments	$—	$—	$872,224	$872,224
Second lien secured debt investments	—	—	92,432	92,432
Unsecured debt investments	—	—	11,237	11,237
Equity investments (1)	—	—	127,870	127,870
Total	$—	$—	$1,103,763	$1,103,763
(1) Includes the Company’s investment in HMS-ORIX. (See Note 4 - Investment in HMS-ORIX SLF LLC)

The following table presents fair value measurements of the Company’s investments, by type of investment, as of December 31, 2017 according to the fair value hierarchy (dollars in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First lien secured debt investments	$—	$—	$830,460	$830,460
Second lien secured debt investments	—	—	97,940	97,940
Unsecured debt investments	—	—	11,368	11,368
Equity investments (1)	—	—	109,671	109,671
Total	$—	$—	$1,049,439	$1,049,439
(1) Includes the Company’s investment in HMS-ORIX. (See Note 4 - Investment in HMS-ORIX SLF LLC)

The following table presents fair value measurements of the Company’s investments, by investment classification, segregated by the level within the fair value hierarchy as of June 30, 2018 (dollars in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
LMM portfolio investments	$—	$—	$170,676	$170,676
Private Loan investments	—	—	385,851	385,851
Middle Market investments	—	—	496,847	496,847
Other Portfolio investments (1)	—	—	50,389	50,389
Total	$—	$—	$1,103,763	$1,103,763
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

The following table, which is not intended to be all inclusive, presents the significant unobservable inputs of the Company’s Level 3 investments as of June 30, 2018 (dollars in thousands):

	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range	Weighted Average (2)
LMM equity investments	$60,936	Discounted Cash Flows	WACC	12.7% - 17.6%	13.9%
		Market Approach/Enterprise Value	EBITDA Multiples (1)	4.0x - 12.9x	7.2x
LMM debt investments	109,740	Discounted Cash Flows	Expected Principal Recovery	100.0% - 100.0%	100.0%
			Risk Adjusted Discount Factor	10.0% - 20.5%	12.8%
Private Loan debt investments	280,658	Discounted Cash Flows	Expected Principal Recovery	2.9% - 100.0%	99.8%
			Risk Adjusted Discount Factor	4.9% - 28.9%	8.3%
	94,819	Market Approach	Third Party Quotes	94.4% - 103.0%	99.7%
Private Loan equity investments	10,374	Market Approach/Enterprise Value	EBITDA Multiples (1)	6.4x - 9.6x	7.8x
		Discounted Cash Flows	WACC	11.7% - 13.8%	12.4%
Middle Market debt investments	490,676	Market Approach	Third Party Quotes	36.0% - 106.3%	96.9%
Middle Market equity investments	6,171	Market Approach	Third Party Quotes	$1.1 - $275.0	$259.4
		Discounted Cash Flows	WACC	15.4% - 16.1%	15.7%
		Market Approach/ Enterprise Value	EBITDA Multiples (1)	3.9x - 5.5x	4.7x
Other Portfolio investments(3)	50,389	Market Approach	NAV (1)	86.3% - 111.8%	99.1%
	$1,103,763
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
(3) Includes the Company’s investment in HMS-ORIX. (See Note 4 - Investment in HMS-ORIX SLF LLC)

The following table, which is not intended to be all inclusive, presents the significant unobservable inputs of the Company’s Level 3 investments as of December 31, 2017 (dollars in thousands):

	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range	Weighted Average (2)
LMM equity investments	$47,876	Discounted Cash Flows	WACC	12.6% - 17.4%	13.9%
		Market Approach/Enterprise Value	EBITDA Multiples (1)	4.0x - 10.0x	7.1x
LMM debt investments	87,781	Discounted Cash Flows	Expected Principal Recovery	28.0% - 100.0%	98.9%
			Risk Adjusted Discount Factor	10.6% - 20.5%	12.3%
Private Loan debt investments	228,789	Discounted Cash Flows	Expected Principal Recovery	2.9% - 100.0%	99.7%
			Risk Adjusted Discount Factor	4.5% - 28.3%	7.9%
	77,981	Market Approach	Third Party Quotes	92.0% - 102.0%	98.8%
Private Loan equity investments	8,612	Market Approach/Enterprise Value	EBITDA Multiples (1)	5.0x - 9.5x	8.0x
		Discounted Cash Flows	WACC	9.9% - 14.0%	11.8%
Middle Market debt investments	545,217	Market Approach	Third Party Quotes	29.0% - 106.0%	96.1%
Middle Market equity investments	4,575	Market Approach	Third Party Quotes	$1.6 - $345.0	$322.2
		Discounted Cash Flows	WACC	15.3% - 15.3%	15.3%
		Market Approach/ Enterprise Value	EBITDA Multiples (1)	5.5x - 5.5x	5.5x
Other Portfolio investments (3)	48,608	Market Approach	NAV (1)	86.1% - 102.1%	100.3%
	$1,049,439
(1) May include pro forma adjustments and/or other add-backs based on specific circumstances related to each investment.
(2) Weighted average excludes investments for which the significant unobservable input was not utilized in the fair value determination.
(3) Includes the Company’s investment in HMS-ORIX. (See Note 4 - Investment in HMS-ORIX SLF LLC)

The following table provides a summary of changes in fair value of the Company’s Level 3 portfolio investments for the six months ended June 30, 2018 (dollars in thousands):

Type of Investment	January 1, 2018 Fair Value	PIK Interest Accrual	New Investments(1)	Sales/ Repayments	Net Change in Unrealized Appreciation (Depreciation)(2)	Net Realized Gain (Loss)	June 30, 2018 Fair Value
LMM Equity	$47,876	$—	$10,528	$(1,780)	$3,400	$912	$60,936
LMM Debt	87,781	18	27,080	(4,754)	675	(1,060)	109,740
Private Loan Equity	8,612	—	3,200	(449)	(1,339)	350	10,374
Private Loan Debt	306,770	208	129,226	(60,933)	137	69	375,477
Middle Market Debt	545,217	257	133,884	(185,521)	8,021	(11,182)	490,676
Middle Market Equity	4,575	—	2,472	—	(876)	—	6,171
Other Portfolio(3)	48,608	—	2,385	—	(604)	—	50,389
Total	$1,049,439	$483	$308,775	$(253,437)	$9,414	$(10,911)	$1,103,763
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
(3) Includes the Company’s investment in HMS-ORIX. (See Note 4 - Investment in HMS-ORIX SLF LLC)

The following table provides a summary of changes in fair value of the Company’s Level 3 portfolio investments for the six months ended June 30, 2017 (dollars in thousands):

Type of Investment	January 1, 2017 Fair Value	PIK Interest Accrual	New Investments(1)	Sales/ Repayments	Net Change in Unrealized Appreciation (Depreciation) (2)	Net Realized Gain (Loss)	June 30, 2017 Fair Value
LMM Equity	$37,616	$154	$4,598	$(273)	$576	$(40)	$42,631
LMM Debt	78,444	84	18,867	(5,367)	(1,798)	—	90,230
Private Loan Equity	6,323	—	3,105	(2,917)	(1,530)	2,548	7,529
Private Loan Debt	205,034	161	87,291	(55,122)	(1,027)	—	236,337
Middle Market Debt	638,374	357	190,328	(219,833)	2,407	127	611,760
Middle Market Equity	5,090	83	—	—	(1,093)	—	4,080
Other Portfolio (3)	18,366	—	33,830	—	175	—	52,371
Total	$989,247	$839	$338,019	$(283,512)	$(2,290)	$2,635	$1,044,938
(1) Column includes changes to investments due to the net accretion of discounts/premiums and amortization of fees.
(2) Column does not include unrealized appreciation (depreciation) on unfunded commitments.
(3) Includes the Company’s investment in HMS-ORIX. (See Note 4 - Investment in HMS-ORIX SLF LLC)

The total net change in unrealized appreciation (depreciation) for the six months ended June 30, 2018 and 2017 included in the Condensed Consolidated Statement of Operations that related to Level 3 assets still held as of June 30, 2018 and 2017 was approximately $(3.5) million and $2.6 million, respectively. For the six months ended June 30, 2018 and 2017, there were no transfers between Level 2 and Level 3 portfolio investments.

Portfolio Investment Composition

The composition of the Company’s investments as of June 30, 2018, at cost and fair value, was as follows (dollars in thousands):

	Investments at Cost	Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First lien secured debt investments	$889,026	80.2%	$872,224	79.0%
Second lien secured debt investments	92,168	8.3	92,432	8.4
Unsecured debt investments	11,572	1.0	11,237	1.0
Equity investments(1)	114,461	10.3	126,170	11.4
Equity warrants	2,012	0.2	1,700	0.2
Total	$1,109,239	100.0%	$1,103,763	100.0%
(1) Includes the Company’s investment in HMS-ORIX. (See Note 4 - Investment in HMS-ORIX SLF LLC)

The composition of the Company’s investments as of December 31, 2017, at cost and fair value, was as follows (dollars in thousands):

	Investments at Cost	Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First lien secured debt investments	$856,582	80.5%	$830,460	79.1%
Second lien secured debt investments	97,691	9.2	97,940	9.3
Unsecured debt investments	11,194	1.0	11,368	1.1
Equity investments (1)	96,850	9.1	107,597	10.3
Equity warrants	2,012	0.2	2,074	0.2
Total	$1,064,329	100.0%	$1,049,439	100.0%
(1) Includes the Company’s investment in HMS-ORIX. (See Note 4 - Investment in HMS-ORIX SLF LLC)

The composition of the Company’s investments by geographic region as of June 30, 2018, at cost and fair value, was as follows (dollars in thousands) (since the Other Portfolio investments do not represent a single geographic region, this information excludes Other Portfolio investments):

	Investments at Cost	Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Northeast	$164,697	15.6%	$155,890	14.8%
Southeast	160,693	15.2	168,391	16.0
West	195,485	18.5	193,177	18.3
Southwest	260,572	24.6	257,408	24.5
Midwest	245,599	23.2	247,610	23.5
Non-United States	31,160	2.9	30,898	2.9
Total	$1,058,206	100.0%	$1,053,374	100.0%

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

The composition of the Company’s total investments by industry as of June 30, 2018 and December 31, 2017, at cost and fair value was as follows (since the Other Portfolio investments do not represent a single industry, this information excludes Other Portfolio investments):

	Cost		Fair Value
	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Commercial Services and Supplies	8.6%	7.9%	7.7%	7.7%
Construction and Engineering	6.2	5.4	6.3	5.5
Aerospace and Defense	5.6	4.8	5.7	4.9
IT Services	5.4	4.6	5.5	4.6
Hotels, Restaurants, and Leisure	4.9	6.2	4.9	6.3
Machinery	4.7	3.5	5.4	4.0
Diversified Telecommunication Services	4.5	5.3	4.4	5.3
Oil, Gas, and Consumable Fuels	4.5	2.4	4.6	2.5
Communications Equipment	4.3	4.3	4.4	4.5
Internet Software and Services	4.1	3.3	4.1	3.3
Media	4.1	4.0	4.0	3.9
Energy Equipment and Services	3.7	3.5	3.5	3.2
Health Care Providers and Services	3.4	1.5	3.5	1.6
Distributors	3.2	3.1	3.1	3.2
Diversified Consumer Services	3.0	3.6	2.9	3.7
Food Products	3.0	2.6	2.9	2.6
Leisure Equipment and Products	2.9	3.0	2.9	3.1
Computers and Peripherals	2.2	2.3	2.7	2.6
Construction Materials	1.9	1.5	2.0	1.6
Internet and Catalog Retail	1.8	1.9	1.4	1.6
Health Care Equipment and Supplies	1.7	2.0	1.7	2.1
Professional Services	1.6	3.5	1.6	3.6
Specialty Retail	1.5	2.9	1.4	2.0
Wireless Telecommunication Services	1.4	—	1.4	—
Capital Markets	1.2	1.1	1.2	1.1
Household Durables	1.2	1.6	1.2	1.6
Trading Companies and Distributors	1.2	1.2	1.2	1.3
Food & Staples Retailing	1.1	1.0	1.1	1.0
Transportation Infrastructure	1.1	—	1.1	—
Auto Components	0.6	2.7	0.6	2.4
Diversified Financial Services	—	1.3	—	1.2
Other (1)	5.4	8.0	5.6	8.0
Total	100.0%	100.0%	100.0%	100.0%
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

As of June 30, 2018 and December 31, 2017, HMS-ORIX had total assets of $148.6 million and $142.9 million, respectively, and HMS-ORIX’s portfolio consisted of 83 and 74 broadly-syndicated loans, respectively, all of which were secured by first-priority liens, generally in industries similar to those in which the Company may directly invest. As of both June 30, 2018 and December 31, 2017, there were no loans in HMS-ORIX’s portfolio that were on non-accrual status.

On April 5, 2017, HMS-ORIX closed on a $100.0 million credit facility with Bank of America, N.A. The facility has a maturity date of April 5, 2020. Borrowings under the facility bear interest at a rate equal to LIBOR plus 1.65% per annum. As of June 30, 2018 and December 31, 2017, $91.3 million and $86.5 million, respectively, was outstanding under this facility. Borrowings under the facility are secured by substantially all of the assets of HMS-ORIX.

The following table presents a summary of HMS-ORIX’s portfolio as of June 30, 2018 and December 31, 2017 (dollars in thousands):

	As of June 30, 2018	As of December 31, 2017

Total debt investments (1)	$144,293	$138,908
Weighted average effective yield on loans(2)	5.38%	4.95%
Largest loan to a single borrower(1)	$3,479	$3,496
Total of 10 largest loans to borrowers(1)	$31,032	$30,790
(1) At principal amount.
(2) Weighted average effective yield is calculated based on the investments at the end of each period and includes accretion of original issue discounts and amortization of premiums, and the amortization of fees received in connection with transactions. Investments, if any, on non-accrual status are assumed to have a zero yield in the calculation of weighted average effective yield.

The following table presents a listing of HMS-ORIX’s individual loan investments as of June 30, 2018:

HMS-ORIX
Loan Portfolio
As of June 30, 2018
(dollars in thousands)
Portfolio Company	Industry	Type of Investment	Principal	Cost	Fair Value

Acrisure, LLC	Insurance	LIBOR (2 months) + 4.25%, Current Coupon 6.61%, Secured Debt (Maturity - November 22, 2023)	$2,104	$2,109	$2,103
Advantage Sales & Marketing Inc.	Commercial Services & Supplies	LIBOR (1 month) + 3.25%, Current Coupon 5.34%, Secured Debt (Maturity - July 23, 2021)	1,980	1,936	1,877
Air Medical Group Holdings, Inc.	Health Care Providers & Services	LIBOR (1 month) + 3.25%, Current Coupon 5.28%, Secured Debt (Maturity - April 28, 2022)	1,980	1,971	1,928
AlixPartners, LLP	Asset Management	LIBOR (3 months) + 2.75%, Current Coupon 4.84%, Secured Debt (Maturity - April 4, 2024)	997	997	998
American Seafoods Group LLC	Food Products	LIBOR (1 month) + 2.75%, Current Coupon 4.85%, Secured Debt (Maturity - August 21, 2023)	1,456	1,450	1,453
Ancestry.com Operations Inc.	Internet Software & Services	LIBOR (1 month) + 3.25%, Current Coupon 5.35%, Secured Debt (Maturity - October 19, 2023)	1,300	1,311	1,301
Arch Coal, Inc.	Metals & Mining	LIBOR (1 month) + 2.75%, Current Coupon 4.84%, Secured Debt (Maturity - March 7, 2024)	1,975	1,981	1,968
AshCo, Inc.	Specialty Retail	LIBOR (3 months) + 5.00%, Current Coupon 7.09%, Secured Debt (Maturity - September 25, 2024)	1,985	1,945	1,991
Asurion, LLC	Insurance	LIBOR (1 month) + 2.75%, Current Coupon 4.84%, Secured Debt (Maturity - November 3, 2023)	1,268	1,268	1,268
		LIBOR (1 month) + 3.00%, Current Coupon 4.97%, Secured Debt (Maturity - November 4, 2024)	325	323	324
				1,591	1,592
Atkore International, Inc.	Electric Equipment, Instruments & Components	LIBOR (3 months) + 2.75%, Current Coupon 5.09%, Secured Debt (Maturity - December 22, 2023)	2,963	2,980	2,962

HMS-ORIX
Loan Portfolio
As of June 30, 2018
(dollars in thousands)
Portfolio Company	Industry	Type of Investment	Principal	Cost	Fair Value

BCP Renaissance Parent L.L.C.	Oil, Gas & Consumable Fuels	LIBOR (3 months) + 4.00%, Current Coupon 6.36%, Secured Debt (Maturity - October 31, 2024)	$600	$602	$600
BMC Software Finance, Inc.	Software	LIBOR (3 months) + 4.25%, Current Coupon 6.55%, Secured Debt (Maturity - September 1, 2025)	2,800	2,772	2,786
		LIBOR (1 month) + 3.25%, Current Coupon 5.34%, Secured Debt (Maturity - September 12, 2022)	3,140	3,163	3,132
				5,935	5,918
Builders FirstSource, Inc.	Building Products	LIBOR (1 month) + 3.00%, Current Coupon 5.33%, Secured Debt (Maturity - February 29, 2024)	2,962	2,959	2,966
Calpine Corporation	Independent Power and Renewable Electricity Producers	LIBOR (3 months) + 2.50%, Current Coupon 4.84%, Secured Debt (Maturity - January 15, 2023)	1,980	1,986	1,977
CDS U.S. Intermediate Holdings	Recreation Facilities & Services	LIBOR (1 month) + 3.75%, Current Coupon 5.84%, Secured Debt (Maturity - July 8, 2022)	978	979	972
CHS/Community Health Systems, Inc.	Healthcare Providers & Services	LIBOR (3 months) + 3.25%, Current Coupon 5.56%, Secured Debt (Maturity - January 27, 2021)	1,575	1,570	1,541
ClubCorp Holdings, Inc.	Real Estate Management & Development	LIBOR (3 months) + 2.75%, Current Coupon 5.08%, Secured Debt (Maturity - September 18, 2024)	1,959	1,950	1,939
Confie Seguros Holding II Co.	Insurance	LIBOR (1 month) + 5.25%, Current Coupon 7.56%, Secured Debt (Maturity - April 19, 2022)	1,250	1,254	1,242
CPI International, Inc.	Aerospace & Defense	LIBOR (1 month) + 3.50%, Current Coupon 5.59%, Secured Debt (Maturity - July 26, 2024)	1,985	1,985	1,995
Cyxtera DC Holdings, Inc.	Communications	LIBOR (3 months) + 3.00%, Current Coupon 5.36%, Secured Debt (Maturity - May 1, 2024)	2,970	2,979	2,972
Deerfield Holdings Corporation	Diversified Financial Services	LIBOR (1 month) + 3.25%, Current Coupon 5.55%, Secured Debt (Maturity - February 13, 2025)	2,993	2,989	2,984
Duff & Phelps Corporation	Diversified Financial Services	LIBOR (3 months) + 3.25%, Current Coupon 4.63%, Secured Debt (Maturity - September 1, 2023)	2,141	2,170	2,141
EFS Cogen Holdings I LLC	Utilities	LIBOR (3 months) + 3.25%, Current Coupon 5.59%, Secured Debt (Maturity - June 28, 2023)	1,867	1,878	1,868
Encapsys LLC	Chemicals	LIBOR (1 month) + 3.25%, Current Coupon 5.34%, Secured Debt (Maturity - November 7, 2024)	998	998	1,000
Endo Luxembourg Finance Company I S.a.r.l.	Pharmaceuticals	LIBOR (1 month) + 4.25%, Current Coupon 6.38%, Secured Debt (Maturity - April 29, 2024)	1,980	1,997	1,980
Envision Healthcare Corporation	Health Care Providers & Services	LIBOR (1 month) + 3.00%, Current Coupon 5.10%, Secured Debt (Maturity - December 1, 2023)	1,415	1,415	1,416
Everi Payments Inc.	Leisure Products	LIBOR (3 months) + 3.00%, Current Coupon 5.09%, Secured Debt (Maturity - May 9, 2024)	1,980	1,974	1,982
Exgen Renewables IV, LLC	Electrical Production	LIBOR (3 months) + 3.00%, Current Coupon 5.31%, Secured Debt (Maturity - November 29, 2024)	294	294	296
First American Payment Systems, L.P.	Diversified Financial Services	LIBOR (1 month) + 4.75%, Current Coupon 6.76%, Secured Debt (Maturity - January 5, 2024)	922	931	931

HMS-ORIX
Loan Portfolio
As of June 30, 2018
(dollars in thousands)
Portfolio Company	Industry	Type of Investment	Principal	Cost	Fair Value

Fitness International, LLC	Hotels, Restaurants & Leisure	LIBOR (1 month) + 3.25%, Current Coupon 5.34%, Secured Debt (Maturity - April 18, 2025)	$1,588	$1,611	$1,592
Flex Acquisition Company Inc	Containers & Packaging	LIBOR (3 months) + 3.00%, Current Coupon 5.31%, Secured Debt (Maturity - December 29, 2023)	1,985	1,993	1,979
Flexera Software LLC	Software	LIBOR (1 month) + 3.25%, Current Coupon 5.35%, Secured Debt (Maturity - February 26, 2025)	1,526	1,522	1,525
Gardner Denver, Inc.	Machinery	LIBOR (1 month) + 2.75%, Current Coupon 4.84%, Secured Debt (Maturity - July 30, 2024)	1,829	1,838	1,833
Golden Nugget, Inc.	Hotels, Restaurants & Leisure	LIBOR (1 month) + 2.75%, Current Coupon 4.80%, Secured Debt (Maturity - October 4, 2023)	1,980	1,980	1,981
GrafTech Finance Inc.	Diversified Financial Services	LIBOR (1 month) + 3.50%, Current Coupon 5.50%, Secured Debt (Maturity - February 12, 2025)	2,000	1,980	1,993
Greatbatch Ltd.	Health Care Equipment & Supplies	LIBOR (1 month) + 3.25%, Current Coupon 5.30%, Secured Debt (Maturity - October 27, 2022)	2,570	2,584	2,579
GYP Holdings III Corp.	Trading Companies & Distributors	LIBOR (2 months) + 2.75%, Current Coupon 4.85%, Secured Debt (Maturity - June 2, 2025)	3,465	3,491	3,448
Harbor Freight Tools USA, Inc.	Specialty Retail	LIBOR (1 month) + 2.50%, Current Coupon 4.59%, Secured Debt (Maturity - August 18, 2023)	1,970	1,977	1,963
HD Supply Waterworks, Ltd.	Trading Companies & Distributors	LIBOR (6 months) + 3.00%, Current Coupon 5.21%, Secured Debt (Maturity - August 1, 2024)	139	139	139
Horizon Pharma, Inc.	Pharmaceuticals	LIBOR (1 month) + 3.25%, Current Coupon 5.38%, Secured Debt (Maturity - March 29, 2024)	1,925	1,942	1,924
IG Investments Holdings, LLC	Construction	LIBOR (1 month) + 3.50%, Current Coupon 5.59%, Secured Debt (Maturity - May 23, 2025)	1,985	1,997	1,984
IRB Holding Corp.	Hotels, Restaurants & Leisure	LIBOR (1 month) + 3.25%, Current Coupon 5.25%, Secured Debt (Maturity - February 5, 2025)	399	399	400
KBR, Inc.	Construction	LIBOR (1 month) + 3.75%, Current Coupon 5.84%, Secured Debt (Maturity - April 25, 2025)	1,250	1,244	1,254
KMG Chemicals, Inc.	Chemicals	LIBOR (1 month) + 2.75%, Current Coupon 4.84%, Secured Debt (Maturity - June 17, 2024)	783	780	785
KUEHG Corp.	Educational Services	LIBOR (1 month) + 3.75%, Current Coupon 6.08%, Secured Debt (Maturity - August 12, 2022)	2,470	2,476	2,470
LANDesk Group, Inc.	Software	LIBOR (1 month) + 4.25%, Current Coupon 6.35%, Secured Debt (Maturity - January 22, 2024)	988	993	981
Learfield Communications LLC	Media	LIBOR (1 month) + 3.25%, Current Coupon 5.35%, Secured Debt (Maturity - December 1, 2023)	1,980	1,997	1,987
MA FinanceCo., LLC	Electric Equipment, Instruments & Components	LIBOR (1 month) + 2.75%, Current Coupon 4.84%, Secured Debt (Maturity - June 21, 2024)	386	386	385
Mallinckrodt International Finance S.A.	Pharmaceuticals	LIBOR (6 months) + 3.00%, Current Coupon 5.52%, Secured Debt (Maturity - February 24, 2025)	998	995	984
McDermott International, Inc.	Oil, Gas & Consumable Fuels	LIBOR (1 month) + 5.00%, Current Coupon 7.09%, Secured Debt (Maturity - May 12, 2025)	998	978	1,004

HMS-ORIX
Loan Portfolio
As of June 30, 2018
(dollars in thousands)
Portfolio Company	Industry	Type of Investment	Principal	Cost	Fair Value

Mohegan Tribal	Hotels, Restaurants & Leisure	LIBOR (1 month) + 4.00%, Current Coupon 5.98%, Secured Debt (Maturity - October 13, 2023)	$1,924	$1,940	$1,822
MPH Acquisition Holdings LLC	Health Care Technology	LIBOR (3 months) + 2.75%, Current Coupon 5.08%, Secured Debt (Maturity - June 7, 2023)	2,768	2,802	2,756
NAB Holdings, LLC	IT Services	LIBOR (3 months) + 3.00%, Current Coupon 5.33%, Secured Debt (Maturity - July 1, 2024)	1,985	1,976	1,978
Ortho-Clinical Diagnostics, Inc	Life Sciences Tools & Services	LIBOR (1 month) + 3.25%, Current Coupon 5.34%, Secured Debt (Maturity - June 30, 2025)	1,975	1,970	1,969
PI UK Holdco II Limited	Specialty Finance	LIBOR (1 month) + 3.50%, Current Coupon 5.59%, Secured Debt (Maturity - January 3, 2025)	2,993	2,970	2,957
PODS, LLC	Transportation & Logistics	LIBOR (1 month) + 2.75%, Current Coupon 4.78%, Secured Debt (Maturity - December 6, 2024)	2,154	2,152	2,149
Rackspace Hosting, Inc.	Internet Software & Services	LIBOR (3 months) + 3.00%, Current Coupon 5.36%, Secured Debt (Maturity - November 3, 2023)	3,267	3,290	3,231
Radiate Holdco, LLC	Media	LIBOR (1 month) + 3.00%, Current Coupon 5.09%, Secured Debt (Maturity - February 1, 2024)	2,557	2,533	2,523
Red Ventures, LLC	Direct Marketing Services	LIBOR (1 month) + 4.00%, Current Coupon 6.09%, Secured Debt (Maturity - November 8, 2024)	1,985	1,972	1,998
Scientific Games International, Inc.	Leisure Products	LIBOR (1 month) + 2.75%, Current Coupon 4.84%, Secured Debt (Maturity - August 14, 2024)	897	898	892
Seattle SpinCo, Inc.	Electric Equipment, Instruments & Components	LIBOR (3 months) + 2.75%, Current Coupon 4.84%, Secured Debt (Maturity - June 21, 2024)	2,607	2,609	2,601
SeaWorld Parks & Entertainment, Inc.	Hotels, Restaurants & Leisure	LIBOR (3 months) + 3.00%, Current Coupon 5.09%, Secured Debt (Maturity - April 1, 2024)	1,975	1,977	1,964
SRS Distribution Inc.	Trading Companies & Distributors	LIBOR (3 months) + 3.25%, Current Coupon 5.58%, Secured Debt (Maturity - May 23, 2025)	1,200	1,197	1,184
SS&C Technologies, Inc.	Software	LIBOR (1 month) + 2.50%, Current Coupon 4.48%, Secured Debt (Maturity - April 16, 2025)	585	584	586
		LIBOR (1 month) + 2.50%, Current Coupon 4.48%, Secured Debt (Maturity - April 16, 2025)	221	221	222
				805	808
Staples, Inc.	Distributors	LIBOR (3 months) + 4.00%, Current Coupon 6.36%, Secured Debt (Maturity - September 12, 2024)	1,990	1,986	1,966
Telenet Financing USD LLC	Diversified Telecommunications Services	LIBOR (1 month) + 2.25%, Current Coupon 4.32%, Secured Debt (Maturity - August 17, 2026)	1,655	1,653	1,642
Transdigm, Inc.	Aerospace & Defense	LIBOR (1 month) + 2.50%, Current Coupon 4.59%, Secured Debt (Maturity - June 9, 2023)	1,975	1,982	1,966
		LIBOR (1 month) + 2.50%, Current Coupon 4.59%, Secured Debt (Maturity - August 22, 2024)	995	993	989
				2,975	2,955
Travelport Finance (Luxembourg) S.A.R.L.	Internet Software & Services	LIBOR (3 months) + 2.50%, Current Coupon 4.83%, Secured Debt (Maturity - March 17, 2025)	1,250	1,244	1,247

HMS-ORIX
Loan Portfolio
As of June 30, 2018
(dollars in thousands)
Portfolio Company	Industry	Type of Investment	Principal	Cost	Fair Value

Traverse Midstream Partners LLC	Oil, Gas & Consumable Fuels	LIBOR (3 months) + 4.00%, Current Coupon 6.34%, Secured Debt (Maturity - September 27, 2024)	$781	$784	$782
UFC Holdings, LLC	Media	LIBOR (3 months) + 3.25%, Current Coupon 5.35%, Secured Debt (Maturity - August 18, 2023)	1,980	1,991	1,984
Ultra Resources, Inc.	Oil, Gas & Consumable Fuels	LIBOR (1 month) + 3.00%, Current Coupon 5.09%, Secured Debt (Maturity - April 12, 2024)	2,000	2,002	1,848
Utz Quality Foods, LLC	Commercial Services & Supplies	LIBOR (1 month) + 3.50%, Current Coupon 5.59%, Secured Debt (Maturity - November 21, 2024)	1,596	1,595	1,604
Valeant Pharmaceuticals International, Inc.	Pharmaceuticals	LIBOR (1 month) + 3.00%, Current Coupon 4.98%, Secured Debt (Maturity - June 2, 2025)	1,456	1,463	1,453
Vertafore	Software	LIBOR (3 months) + 3.25%, Current Coupon 5.57%, Secured Debt (Maturity - June 4, 2025)	2,500	2,488	2,487
Vertiv Group Corporation	Electrical Equipment	LIBOR (3 months) + 4.00%, Current Coupon 6.00%, Secured Debt (Maturity - November 30, 2023)	1,555	1,568	1,547
Vistra Operations Company LLC	Electric Utilities	LIBOR (1 month) + 2.25%, Current Coupon 4.34%, Secured Debt (Maturity - December 14, 2023)	1,975	1,985	1,968
West Corporation	Diversified Telecommunications Services	LIBOR (1 month) + 3.50%, Current Coupon 5.59%, Secured Debt (Maturity - October 10, 2024)	650	649	646
		LIBOR (1 month) + 4.00%, Current Coupon 5.98%, Secured Debt (Maturity - October 10, 2024)	1,027	1,017	1,024
				1,666	1,670
WideOpenWest Finance, LLC	Diversified Telecommunications Services	LIBOR (1 month) + 3.25%, Current Coupon 5.34%, Secured Debt (Maturity - August 18, 2023)	3,479	3,487	3,325
Total Loan Portfolio				$144,396	$143,393

The following table presents a listing of HMS-ORIX’s individual loan investments as of December 31, 2017:

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

HMS-ORIX
Loan Portfolio
As of December 31, 2017
(dollars in thousands)
Portfolio Company	Industry	Type of Investment	Principal	Cost	Fair Value

Alphabet Holding Company, Inc.	Food Products	LIBOR (1 month) + 3.50%, Current Coupon 5.07%, Secured Debt (Maturity - September 26, 2024)	$1,995	$1,985	$1,935
American Seafoods Group LLC	Food Products	Prime + 2.25%, Current Coupon 6.75%, Secured Debt (Maturity - August 21, 2023)	1,500	1,493	1,513
Ancestry.com Operations Inc.	Internet Software & Services	LIBOR (1 month) + 3.25%, Current Coupon 4.66%, Secured Debt (Maturity - October 19, 2023)	1,995	2,013	2,007
Arch Coal, Inc.	Metals & Mining	LIBOR (1 month) + 3.25%, Current Coupon 4.82%, Secured Debt (Maturity - March 7, 2024)	1,985	1,992	2,004
AshCo, Inc.	Specialty Retail	LIBOR (3 months) + 5.00%, Current Coupon 6.57%, Secured Debt (Maturity - September 25, 2024)	1,995	1,951	1,993
Asurion, LLC	Insurance	LIBOR (1 month) + 3.00%, Current Coupon 4.57%, Secured Debt (Maturity - November 3, 2023)	1,312	1,312	1,320
Atkore International, Inc.	Electric Equipment, Instruments & Components	LIBOR (3 months) + 3.00%, Current Coupon 4.70%, Secured Debt (Maturity - December 22, 2023)	2,977	3,005	2,999
BCP Renaissance Parent L.L.C.	Oil, Gas & Consumable Fuels	LIBOR (3 months) + 4.00%, Current Coupon 5.38%, Secured Debt (Maturity - October 31, 2024)	600	602	608
BMC Software Finance, Inc.	Software	LIBOR (1 month) + 3.25%, Current Coupon 4.82%, Secured Debt (Maturity - September 12, 2022)	3,156	3,181	3,163
Builders FirstSource, Inc.	Building Products	LIBOR (1 month) + 3.00%, Current Coupon 4.69%, Secured Debt (Maturity - February 29, 2024)	2,977	2,974	2,993
Calpine Corporation	Independent Power and Renewable Electricity Producers	LIBOR (3 months) + 2.50%, Current Coupon 4.20%, Secured Debt (Maturity - January 15, 2023)	1,990	1,997	1,991
CHS/Community Health Systems, Inc.	Health Care Providers & Services	LIBOR (3 months) + 3.00%, Current Coupon 4.48%, Secured Debt (Maturity - January 27, 2021)	1,613	1,608	1,543
ClubCorp Holdings, Inc.	Real Estate Management & Development	LIBOR (3 months) + 3.25%, Current Coupon 4.94%, Secured Debt (Maturity - September 18, 2024)	1,959	1,949	1,969
Colorado Buyer Inc	Technology Hardware, Storage & Peripherals	LIBOR (3 months) + 3.00%, Current Coupon 4.38%, Secured Debt (Maturity - May 1, 2024)	2,985	2,995	3,008
Confie Seguros Holding II Co.	Insurance	LIBOR (1 month) + 5.25%, Current Coupon 6.73%, Secured Debt (Maturity - April 19, 2022)	1,985	1,992	1,987
CPI International, Inc.	Aerospace & Defense	LIBOR (1 month) + 3.50%, Current Coupon 5.07%, Secured Debt (Maturity - July 26, 2024)	1,995	1,995	2,011
Diamond Resorts International, Inc.	Hotels, Restaurants & Leisure	LIBOR (1 month) + 4.50%, Current Coupon 6.07%, Secured Debt (Maturity - September 1, 2023)	2,152	2,179	2,173
Duff & Phelps Corporation	Diversified Financial Services	LIBOR (3 months) + 3.25%, Current Coupon 4.94%, Secured Debt (Maturity - October 15, 2024)	491	494	493
		LIBOR (3 months) + 3.25%, Current Coupon 4.63%, Secured Debt (Maturity - December 4, 2024)	2,728	2,724	2,737
			3,219	3,218	3,230
EFS Cogen Holdings I LLC	Electric Utilities	LIBOR (3 months) + 3.25%, Current Coupon 4.95%, Secured Debt (Maturity - June 28, 2023)	1,904	1,917	1,925

HMS-ORIX
Loan Portfolio
As of December 31, 2017
(dollars in thousands)
Portfolio Company	Industry	Type of Investment	Principal	Cost	Fair Value

Encapsys LLC	Chemicals	LIBOR (1 month) + 3.25%, Current Coupon 4.82%, Secured Debt (Maturity - November 7, 2024)	$1,000	$1,001	$1,006
Endo Luxembourg Finance Company I S.a.r.l.	Pharmaceuticals	LIBOR (1 month) + 4.25%, Current Coupon 5.88%, Secured Debt (Maturity - April 29, 2024)	1,990	2,009	2,005
Envision Healthcare Corporation	Health Care Providers & Services	LIBOR (1 month) + 3.00%, Current Coupon 4.57%, Secured Debt (Maturity - December 1, 2023)	2,481	2,481	2,491
Everi Payments Inc.	Leisure Products	LIBOR (3 months) + 3.50%, Current Coupon 4.98%, Secured Debt (Maturity - May 9, 2024)	1,990	1,983	2,013
Exgen Renewables IV, LLC	Electrical Production	LIBOR (3 months) + 3.00%, Current Coupon 4.47%, Secured Debt (Maturity - November 29, 2024)	300	299	304
First American Payment Systems, L.P.	Diversified Financial Services	LIBOR (1 month) + 5.75%, Current Coupon 7.14%, Secured Debt (Maturity - January 5, 2024)	952	963	958
Fitness International, LLC	Hotels, Restaurants & Leisure	LIBOR (1 month) + 3.50%, Current Coupon 5.19%, Secured Debt (Maturity - July 1, 2020)	1,735	1,757	1,760
Flex Acquisition Company Inc	Containers & Packaging	LIBOR (3 months) + 3.00%, Current Coupon 4.34%, Secured Debt (Maturity - December 29, 2023)	1,995	2,004	2,008
Flexera Software LLC	Software	LIBOR (1 month) + 3.50%, Current Coupon 4.83%, Secured Debt (Maturity - April 2, 2020)	1,995	2,013	2,008
Gardner Denver, Inc.	Machinery	LIBOR (1 month) + 2.75%, Current Coupon 4.44%, Secured Debt (Maturity - July 30, 2024)	1,995	2,005	2,004
Golden Nugget, Inc.	Hotels, Restaurants & Leisure	LIBOR (1 month) + 3.25%, Current Coupon 4.66%, Secured Debt (Maturity - October 4, 2023)	1,990	1,990	2,008
Greatbatch Ltd.	Health Care Equipment & Supplies	LIBOR (1 month) + 3.25%, Current Coupon 4.66%, Secured Debt (Maturity - October 27, 2022)	2,763	2,780	2,788
GYP Holdings III Corp.	Trading Companies & Distributors	LIBOR (1 month) + 3.00%, Current Coupon 4.38%, Secured Debt (Maturity - March 31, 2023)	3,483	3,506	3,502
Harbor Freight Tools USA, Inc.	Specialty Retail	LIBOR (1 month) + 3.25%, Current Coupon 4.82%, Secured Debt (Maturity - August 18, 2023)	1,980	1,987	1,996
HD Supply Waterworks, Ltd.	Trading Companies & Distributors	LIBOR (6 months) + 3.00%, Current Coupon 4.46%, Secured Debt (Maturity - August 1, 2024)	140	140	141
Horizon Pharma, Inc.	Pharmaceuticals	LIBOR (1 month) + 3.25%, Current Coupon 4.75%, Secured Debt (Maturity - March 29, 2024)	1,990	2,009	2,001
IG Investments Holdings, LLC	Professional Services	LIBOR (1 month) + 3.50%, Current Coupon 5.19%, Secured Debt (Maturity - October 29, 2021)	1,990	2,002	1,992
Jackson Hewitt Tax Service Inc.	Diversified Financial Services	LIBOR (1 month) + 7.00%, Current Coupon 8.38%, Secured Debt (Maturity - July 30, 2020)	1,939	1,868	1,922
KMG Chemicals, Inc.	Chemicals	LIBOR (1 month) + 2.75%, Current Coupon 4.32%, Secured Debt (Maturity - June 17, 2024)	863	859	868
KUEHG Corp.	Educational Services	LIBOR (1 month) + 3.75%, Current Coupon 5.44%, Secured Debt (Maturity - August 12, 2022)	2,482	2,489	2,493
LANDesk Group, Inc.	Software	LIBOR (1 month) + 4.25%, Current Coupon 5.82%, Secured Debt (Maturity - January 22, 2024)	993	999	947

HMS-ORIX
Loan Portfolio
As of December 31, 2017
(dollars in thousands)
Portfolio Company	Industry	Type of Investment	Principal	Cost	Fair Value

Learfield Communications LLC	Media	LIBOR (1 month) + 3.25%, Current Coupon 4.82%, Secured Debt (Maturity - December 1, 2023)	$1,990	$2,009	$2,007
MA FinanceCo., LLC	Electric Equipment, Instruments & Components	LIBOR (1 month) + 2.75%, Current Coupon 4.32%, Secured Debt (Maturity - June 21, 2024)	387	387	388
Mohegan Tribal Gaming Authority	Hotels, Restaurants & Leisure	LIBOR (1 month) + 4.00%, Current Coupon 5.57%, Secured Debt (Maturity - October 13, 2023)	1,985	2,003	2,006
MPH Acquisition Holdings LLC	Health Care Technology	LIBOR (3 months) + 3.00%, Current Coupon 4.69%, Secured Debt (Maturity - June 7, 2023)	2,896	2,935	2,905
NAB Holdings, LLC	IT Services	LIBOR (3 months) + 3.25%, Current Coupon 4.82%, Secured Debt (Maturity - July 1, 2024)	1,990	1,981	2,000
Ortho-Clinical Diagnostics, Inc	Life Sciences Tools & Services	LIBOR (1 month) + 3.75%, Current Coupon 5.44%, Secured Debt (Maturity - June 30, 2021)	1,985	1,980	1,992
PODS, LLC	Transportation & Logistics	LIBOR (1 month) + 3.00%, Current Coupon 4.40%, Secured Debt (Maturity - December 6, 2024)	1,995	1,994	2,010
Rackspace Hosting, Inc.	Electric Equipment, Instruments & Components	LIBOR (3 months) + 3.00%, Current Coupon 4.38%, Secured Debt (Maturity - November 3, 2023)	3,284	3,309	3,286
Radiate Holdco, LLC	Media	LIBOR (3 months) + 3.00%, Current Coupon 4.38%, Secured Debt (Maturity - February 1, 2024)	2,570	2,544	2,547
Red Ventures, LLC	Direct Marketing Services	LIBOR (1 month) + 4.00%, Current Coupon 5.57%, Secured Debt (Maturity - November 8, 2024)	1,995	1,981	1,996
Scientific Games International, Inc.	Leisure Products	LIBOR (1 month) + 3.25%, Current Coupon 4.67%, Secured Debt (Maturity - August 14, 2024)	399	401	403
Seattle Spin Co.	Electric Equipment, Instruments & Components	LIBOR (3 months) + 2.75%, Current Coupon 4.32%, Secured Debt (Maturity - June 21, 2024)	2,613	2,616	2,618
SeaWorld Parks & Entertainment, Inc.	Hotels, Restaurants & Leisure	LIBOR (3 months) + 3.00%, Current Coupon 4.69%, Secured Debt (Maturity - April 1, 2024)	1,985	1,987	1,966
Signode Industrial Group US Inc.	Machinery	LIBOR (1 month) + 2.75%, Current Coupon 4.32%, Secured Debt (Maturity - April 30, 2021)	2,773	2,792	2,785
Staples, Inc.	Distributors	LIBOR (3 months) + 4.00%, Current Coupon 5.49%, Secured Debt (Maturity - September 12, 2024)	2,000	1,995	1,965
Telenet Financing USD LLC	Diversified Telecommunications Services	LIBOR (1 month) + 2.50%, Current Coupon 3.92%, Secured Debt (Maturity - March 2, 2026)	1,655	1,655	1,663
Transdigm, Inc.	Aerospace & Defense	LIBOR (1 month) + 2.75%, Current Coupon 4.32%, Secured Debt (Maturity - June 9, 2023)	1,985	1,992	1,990
		LIBOR (1 month) + 3.00%, Current Coupon 4.57%, Secured Debt (Maturity - August 22, 2024)	1,000	998	1,006
			2,985	2,990	2,996
Travelport Finance (Luxembourg) S.A.R.L.	Internet Software & Services	LIBOR (3 months) + 2.75%, Current Coupon 4.17%, Secured Debt (Maturity - September 2, 2021)	1,901	1,901	1,903
Traverse Midstream Partners LLC	Oil, Gas & Consumable Fuels	LIBOR (3 months) + 4.00%, Current Coupon 5.85%, Secured Debt (Maturity - September 27, 2024)	781	784	793

HMS-ORIX
Loan Portfolio
As of December 31, 2017
(dollars in thousands)
Portfolio Company	Industry	Type of Investment	Principal	Cost	Fair Value

UFC Holdings, LLC	Media	LIBOR (3 months) + 3.25%, Current Coupon 4.81%, Secured Debt (Maturity - August 18, 2023)	$1,990	$2,002	$2,003
Ultra Resources, Inc.	Oil, Gas & Consumable Fuels	LIBOR (1 month) + 3.00%, Current Coupon 4.41%, Secured Debt (Maturity - April 12, 2024)	2,000	2,002	2,002
Utz Quality Foods, LLC	Commercial Services and Supplies	LIBOR (1 month) + 3.50%, Current Coupon 5.01%, Secured Debt (Maturity - November 21, 2024)	1,600	1,599	1,616
Valeant Pharmaceuticals International, Inc.	Pharmaceuticals	LIBOR (1 month) + 3.50%, Current Coupon 4.94%, Secured Debt (Maturity - April 1, 2022)	1,546	1,553	1,570
Vertiv Group Corporation	Electrical Equipment	LIBOR (3 months) + 4.00%, Current Coupon 5.35%, Secured Debt (Maturity - November 30, 2023)	1,555	1,569	1,556
Vistra Operations Company LLC	Electric Utilities	LIBOR (2 months) + 2.75%, Current Coupon 4.08%, Secured Debt (Maturity - December 14, 2023)	1,985	1,996	2,001
West Corporation	Diversified Telecommunications Services	LIBOR (1 month) + 4.00%, Current Coupon 5.35%, Secured Debt (Maturity - October 10, 2024)	1,032	1,022	1,036
WideOpenWest Finance, LLC	Diversified Telecommunications Services	LIBOR (1 month) + 3.25%, Current Coupon 4.75%, Secured Debt (Maturity - August 18, 2023)	3,496	3,506	3,470
Total Loan Portfolio				$139,017	$139,012

For the three months ended June 30, 2018 and for the period from inception (April 4, 2017) to June 30, 2017, the Company recognized approximately $530,000 and $0, respectively, of dividend income in respect of its investment in HMS-ORIX. For the six months ended June 30, 2018 and for the period from inception (April 4, 2017) to June 30, 2017, the Company recognized approximately $1.1 million and $0, respectively, of dividend income in respect of its investment in HMS-ORIX.

The following tables show the summarized financial information for HMS-ORIX (dollars in thousands):

HMS-ORIX SLF LLC
Balance Sheet (Unaudited)
(dollars in thousands)

	As of June 30, 2018	As of December 31, 2017
Assets
Portfolio investments at fair value (amortized cost: $144,396 and $139,017 as of June 30, 2018 and December 31, 2017, respectively)	$143,393	$139,012
Cash and cash equivalents	3,401	2,681
Receivable for securities sold	716	—
Interest receivable	308	306
Deferred financing costs, net	695	890
Other assets	44	15
Total assets	$148,557	$142,904
Liabilities
Credit facilities payable	$91,300	$86,500
Payable for securities purchased	6,562	5,268
Distributions payable	884	—
Accounts payable and accrued expenses	68	64
Total liabilities	98,814	91,832
Net assets
Members’ equity	49,743	51,072
Total net assets	49,743	51,072
Total liabilities and net assets	$148,557	$142,904

HMS-ORIX SLF LLC
Statement of Operations (Unaudited)
(dollars in thousands)
	Three Months Ended June 30, 2018	Period from Inception (April 4, 2017) to June 30, 2017	Six Months Ended June 30, 2018	Period from Inception (April 4, 2017) to June 30, 2017

Investment income
Interest income	$1,888	$494	$3,622	$494
Dividend income	—	—	—	—
Fee income	—	—	—	—
Other income	—	—	—	—
Total investment income	1,888	494	3,622	494
Expenses
Interest expense	921	251	1,771	251
Other expenses	2	32	2	32
General and administrative expenses	26	21	47	21
Total expenses	949	304	1,820	304
Net investment income	939	190	1,802	190
Net realized loss from investments	(348)	(1)	(374)	(1)
Net realized income	591	189	1,428	189
Net change in unrealized depreciation on investments	(939)	(226)	(998)	(226)
Net increase (decrease) in net assets resulting from operations	$(348)	$(37)	$430	$(37)

Note 5 — Borrowings

A BDC has historically been able to issue “senior securities,” including borrowing money from banks or other financial institutions, only in amounts such that its asset coverage, as defined in the 1940 Act, equals at least 200% after such incurrence or issuance. In March 2018, the Small Business Credit Availability Act (the “SBCAA”) was enacted into law. The SBCAA amended the 1940 Act to reduce the asset coverage requirement applicable to BDCs from 200% to 150% so long as the BDC meets certain disclosure requirements, obtains certain approvals and, in the case of unlisted BDCs, makes an offer to repurchase shares held by its stockholders as of the date of the requisite approval. Effectiveness of the reduced asset coverage requirements to a BDC requires approval by either (1) a “required majority” (as defined in Section 57(o) of the 1940 Act) of such BDC’s board of directors with effectiveness one year after the date of such approval or (2) a majority of the votes cast at a special or annual meeting of such BDC’s stockholders at which a quorum is present, which is effective the day after such stockholder approval. The Company has not requested or obtained any such approval.

On March 6, 2017, the Company entered into an amended and restated senior secured revolving credit agreement (the “TIAA Credit Facility”) with TIAA, FSB (formerly EverBank Commercial Finance, Inc. prior to June 18, 2018) (“TIAA Bank”), as administrative agent, and with TIAA Bank and other financial institutions as lender. The TIAA Credit Facility, as amended, features aggregate revolver commitments of $120.0 million. Borrowings under the TIAA Credit Facility bear interest, subject to the Company’s election, on a per annum basis equal to (i) the adjusted LIBOR rate plus 2.75% or (ii) the base rate plus 1.75%. The base rate is defined as the higher of (a) the prime rate, (b) the Federal Funds Rate (as defined in the credit agreement) plus 0.5% or (c) the adjusted LIBOR rate plus 1.0%. The adjusted LIBOR rate is defined in the credit agreement for the TIAA Credit Facility as the one-month LIBOR rate plus an adjustment for statutory reserve requirements for Eurocurrency liabilities as described in the credit agreement. As of June 30, 2018, the one-month LIBOR rate was 2.09%. Additionally, the Company pays an annual unused commitment fee of 0.300% on the unused revolver commitments if more than 50% of the revolver commitments are being used and an annual unused commitment fee of 0.625% on the unused revolver commitments if less than 50% of the revolver commitments are being used. As of June 30, 2018, the Company was not aware of any instances of noncompliance with covenants related to the TIAA Credit Facility.

On May 18, 2015, HMS Funding entered into an amended and restated credit agreement (the “Deutsche Bank Credit Facility”) among HMS Funding, the Company, as equityholder and as servicer, Deutsche Bank AG, New York Branch (“Deutsche Bank”), as administrative agent, the financial institutions party thereto as lenders (together with Deutsche Bank, the “HMS Funding Lenders”), and U.S. Bank National Association, as collateral agent and collateral custodian. The Deutsche Bank Credit Facility, as amended, provides a borrowing capacity of $550.0 million. Under the Deutsche Bank Credit Facility, interest is calculated as the sum of the index plus the applicable margin of 2.35%. The index will be equal to one-month LIBOR, or, in the event that

LIBOR is not reasonably available, the higher of Deutsche Bank’s base commercial lending rate and the interest rate equal to 0.5% above the federal funds rate. As of June 30, 2018, the one-month LIBOR rate was 2.09%. The Deutsche Bank Credit Facility provides for a revolving period until November 20, 2020, unless otherwise extended with the consent of the HMS Funding Lenders. The amortization period begins the day after the last day of the revolving period and ends on November 20, 2022, the maturity date. During the amortization period, the applicable margin will increase by 0.25%. During the revolving period, HMS Funding will pay a utilization fee equal to 2.50% of the undrawn amount of the required utilization, which is 75% of the loan commitment amount. HMS Funding will incur an undrawn fee equal to 0.40% per annum of the difference between the aggregate commitments and the outstanding advances under the facility, provided that the undrawn fee relating to any utilization shortfall will not be payable to the extent that the utilization fee relating to such utilization shortfall is incurred. Additionally, under the terms of a fee letter executed on November 20, 2017, HMS Funding pays Deutsche Bank an administrative agent fee of 0.25% of the aggregate revolver commitments.As of June 30, 2018, the Company was not aware of any instances of noncompliance with covenants related to the Deutsche Bank Credit Facility.

As of June 30, 2018, the Company had borrowings of $120.0 million outstanding on the TIAA Credit Facility and had borrowings of $384.0 million outstanding on the Deutsche Bank Credit Facility, both of which the Company estimated approximated fair value.

A summary of the Company’s significant contractual payment obligations for the repayment of outstanding borrowings at June 30, 2018 is as follows:

	Payments Due By Period (dollars in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
TIAA Credit Facility(1)	$120,000	$—	$120,000	$—	$—
Deutsche Bank Credit Facility(2)	384,000	—	—	384,000	—
Total Credit Facilities	$504,000	$—	$120,000	$384,000	$—

(1)	At June 30, 2018, $0.0 million was available under the TIAA Credit Facility.

(2)
At June 30, 2018, $66.0 million remained available under the Deutsche Bank Credit Facility; however, the Company’s borrowing ability is limited to the asset coverage ratio restrictions imposed by the 1940 Act, as discussed above.

Note 6 – Financial Highlights

The following is a schedule of financial highlights of the Company for the six months ended June 30, 2018 and 2017.

Per Share Data:	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
NAV at beginning of period	$8.15	$8.15
Results from Operations
Net investment income (1) (2)	0.37	0.40
Net realized appreciation (depreciation) (1) (2)	(0.14)	0.03
Net change in unrealized appreciation (depreciation) on investments (1) (2)	0.12	(0.03)
Net increase in net assets resulting from operations	0.35	0.40
Stockholder distributions (1) (3)
Distributions from net investment income (1) (2)	(0.35)	(0.32)
Distributions from realized appreciation (1) (2)	—	(0.03)
Net decrease in net assets resulting from stockholder distributions	(0.35)	(0.35)
Capital share transactions
Issuance of common stock above NAV, net of offering costs (1)	—	0.02
Net increase in net assets resulting from capital share transactions	—	0.02
NAV at end of the period	$8.15	$8.22
Shares of common stock outstanding at end of period	78,788,407	77,891,173
Weighted average shares of common stock outstanding	79,586,935	75,929,218

(1)	Based on weighted average number of shares of common stock outstanding for the period.

(2)	Changes in net investment income and realized and unrealized appreciation (depreciation) on investments can change significantly from period to period.

(3)	The stockholder distributions represent the stockholder distributions declared for the period.

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
	(dollars in thousands)
Net assets at end of period	$642,169	$640,001
Average net assets	$645,675	$618,381
Average Credit Facilities borrowings	$464,000	$405,333

Ratios to average net assets:
Ratio of total expenses to average net assets (1)	3.80%	3.35%
Ratio of net investment income to average net assets (1)	4.58%	4.88%
Portfolio turnover ratio	23.61%	28.42%
Total return (2)	4.29%	5.15%

(1)
For the six months ended June 30, 2018 and 2017, the Advisers did not waive base management fees but waived subordinated incentive fees of approximately $154,000 and $2.3 million, respectively, and internal administrative services expenses of approximately $1.4 million and $1.5 million, respectively. The ratio is calculated by reducing the expenses to reflect the waiver of expenses and reimbursement of internal administrative services in both periods presented. Excluding interest expense, the ratio of total expenses to average net assets for the six months ended June 30, 2018 and June 30, 2017 was 2.06% and 2.00%, respectively. See Note 10 - Related Party Transactions and Arrangements for further discussion of fee waivers provided by the Advisers.

(2)
Total return is calculated on the change in NAV per share and stockholder distributions declared per share over the reporting period. The total return does not reflect the sales load from the sale of the Company’s common stock.

Note 7 – Stockholder Distributions

The following table reflects the cash distributions per share that the Company declared on its common stock during the six months ended June 30, 2018 and 2017 (dollars in thousands except per share amounts).

	Distributions
	Per Share	Amount
2018
Three months ended June 30, 2018	$0.18	$13,855
Three months ended March 31, 2018	$0.17	$13,803
2017
Three months ended June 30, 2017	$0.18	$13,438
Three months ended March 31, 2017	$0.17	$12,922

On June 21, 2018, with the authorization of the Company’s board of directors, the Company declared distributions to its stockholders for the period of July 2018 through September 2018. These distributions have been, or will be, calculated based on stockholders of record each day from July 1, 2018 through September 30, 2018 in an amount equal to $0.00191781 per share, per day. Distributions are paid on the first business day following the completion of each month to which they relate.

The Company has adopted an “opt in” distribution reinvestment plan for its stockholders. As a result, if the Company makes a distribution, its stockholders will receive distributions in cash unless they specifically “opt in” to the distribution reinvestment plan so as to have their cash distributions reinvested in additional shares of the Company’s common stock.

The following table reflects the sources of the cash distributions that the Company declared and, in some instances, paid on its common stock during the six months ended June 30, 2018 and 2017.

	Six Months Ended June 30, 2018		Six Months Ended June 30, 2017
	(dollars in thousands)
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Net realized income from operations (before waiver of incentive fees)	$18,527	67.0%	$26,360	100.0%
Waiver of incentive fees	154	0.6	—	—
Distributions in excess of net realized income from operations (1)	8,977	32.4	—	—
Total	$27,658	100.0%	$26,360	100.0%

(1)	Includes adjustments made to GAAP-basis net investment income to arrive at taxable income available for distributions. See Note 8 for the sources of the Company’s cash distributions on a tax basis.

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

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes, which provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the Company’s financial statements is the largest benefit or expense that has a greater than 50% likelihood of being realized upon its ultimate settlement with the relevant tax authority. Positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits, if any, in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. Management has analyzed the Company’s tax positions, and has concluded that there were no material uncertain income tax positions through June 30, 2018. The Company identifies its major tax jurisdiction as the United States, and the Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next 12 months. Tax returns for the 2014 through 2017 taxable years remain subject to examination by U.S. federal and most state tax authorities.

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

Listed below is a reconciliation of “Net increase (decrease) in net assets resulting from operations” to taxable income and to total distributions declared to common stockholders for the six months ended June 30, 2018 and 2017 (dollars in thousands).

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017

Net increase in net assets resulting from operations	$27,779	$30,726
Net change in unrealized (appreciation) depreciation	(9,098)	2,115
Income tax provision	197	78
Pre-tax book loss not consolidated for tax purposes	8,238	283
Book income and tax income differences, including debt origination, structuring fees, dividends, realized gains and changes in estimates	(92)	795
Estimated taxable income (1)	27,024	33,997

Taxable income earned in prior year and carried forward for distribution in current year	15,005	7,238

Taxable income earned prior to period end and carried forward for distribution next period	(18,907)	(19,350)
Dividend accrued as of period end and paid-in the following period	4,536	4,475
Taxable income earned to be carried forward	(14,371)	(14,875)

Total distributions accrued or paid to common stockholders	$27,658	$26,360

(1)
The Company’s taxable income for each period is an estimate and will not be finally determined until the Company files its tax return for each year. Therefore, the final taxable income, and the taxable income earned in each period and carried forward for distribution in the following period, may be different than this estimate.

The income tax expense, or benefit, and the related tax assets and liabilities generated by HMS Equity Holding and HMS Equity Holding II, if any, are reflected in the Company’s Condensed Consolidated Statement of Operations. For the six months ended June 30, 2018 and 2017, the Company recognized a net income tax (benefit) provision of $197,000 and $78,000, respectively, related to deferred taxes of $3.9 million and $1.9 million, respectively, and other taxes of $197,000 and $78,000, respectively, offset by a valuation allowance of $(3.9) million and $(1.9) million, respectively. For the six months ended June 30, 2018 and 2017, the other taxes included $197,000 and $78,000, respectively, related to accruals for state and other taxes.

As of June 30, 2018, the cost basis of investments for tax purposes was $1.1 billion, with such investments having an estimated net unrealized depreciation of $5.5 million, composed of gross unrealized appreciation of $27.8 million and gross unrealized depreciation of $33.3 million. As of December 31, 2017, the cost basis of investments for tax purposes was $1.0 billion, with such investments having an estimated net unrealized depreciation of $14.9 million, composed of gross unrealized appreciation of $25.2 million and gross unrealized depreciation of $40.1 million.

The net deferred tax asset at both June 30, 2018 and December 31, 2017 was $0, primarily related to loss carryforwards, timing differences in net unrealized depreciation of portfolio investments, and basis differences of portfolio investments held by HMS Equity Holding and HMS Equity Holding II, which are “pass through” entities for tax purposes, offset by a valuation allowance. Based on HMS Equity Holding’s and HMS Equity Holding II’s short operating history, management believes it is more likely than not that there will be inadequate profits in HMS Equity Holding and HMS Equity Holding II against which the deferred tax assets can be offset. Accordingly, the Company recorded a full valuation allowance against such deferred tax assets.

The following table sets forth the significant components of net deferred tax assets and liabilities as of June 30, 2018 and December 31, 2017 (amounts in thousands):

	June 30, 2018	December 31, 2017
Deferred tax assets:
Net operating loss carryforwards	$1,264	$1,901
Foreign tax credit carryforwards	10	10
Capital loss carryforwards	6,215	5,390
Net basis differences in portfolio investments	1,198	—
Net unrealized depreciation of portfolio investments	1,356	—
Total deferred tax assets	10,043	7,301
Deferred tax liabilities:
Net basis differences in portfolio investments	—	(703)
Net unrealized appreciation of portfolio investments	(11)	(426)
Other	—	—
Total deferred tax liabilities	(11)	(1,129)
Valuation allowance	(10,032)	(6,172)
Total net deferred tax assets (liabilities)	$—	$—

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

The determination of the tax attributes of the Company’s distributions is made annually at the end of the Company’s taxable year based upon the Company’s taxable income for the full taxable year and distributions paid for the full taxable year. Therefore, a determination made on an interim basis may not be representative of the actual tax attributes of distributions for a full year. If the Company had determined the tax attributes of its distributions taxable year-to-date as of June 30, 2018, 100% would be from its current and accumulated earnings and profits. However, there can be no certainty to stockholders that this determination is representative of what the actual tax attributes of the Company’s anticipated fiscal and taxable years ending December 31, 2018 distributions to stockholders will be. The actual tax characteristics of distributions to stockholders will be reported to the Internal Revenue Service and stockholders subject to information reporting shortly after the close of each calendar year on Form 1099-DIV.

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

Note 9 – Supplemental Cash Flow Disclosures

Listed below are the supplemental cash flow disclosures for the six months ended June 30, 2018 and 2017 (dollars in thousands):

Supplemental Disclosure of Cash Flow Information	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Cash paid for interest	$10,502	$7,680
Cash paid for income taxes	601	342

Supplemental Disclosure of Non-Cash Flow Information
Stockholder distributions declared and unpaid	4,536	4,475
Stockholder distributions reinvested	13,819	13,545
Change in unpaid deferred offering costs	—	(20)
Unpaid deferred financing costs	—	42
Unpaid sales commissions and dealer manager fee	—	104

Note 10 — Related Party Transactions and Arrangements

Advisory Agreements and Conditional Fee and Expense Reimbursement Waivers

The Company and the Adviser may enter into an agreement pursuant to which the Adviser could pay the Company up to 100% of its operating expenses an “Expense Support Payment”) in order to achieve a reasonable level of expenses relative to its investment income.

The Company and the Advisers entered into a conditional fee waiver agreement (as amended from time to time, the “Conditional Fee Waiver Agreement”), pursuant to which the Advisers could waive certain fees through December 31, 2015 upon the occurrence of any event that, in the Advisers’ sole discretion, caused such waivers to be deemed necessary.

The Company and the Advisers entered into conditional income incentive fee waiver agreements (the “2016-2018 Conditional Income Incentive Fee Waiver Agreements”), most recently on August 8, 2018, pursuant to which, for a period from January 1, 2016 through June 30, 2018, the Advisers could waive the “subordinated incentive fee on income,” as such term is defined in the Investment Advisory Agreement, upon the occurrence of any event that, in the Advisers’ sole discretion, causes such waiver to be deemed necessary. The 2016-2018 Conditional Income Incentive Fee Waiver Agreements may require the Company to repay the Advisers for previously waived reimbursement of Expense Support Payments or waived base management fees or incentive fees under certain circumstances and to the extent eligible for repayment.

Previously waived fees and Expense Support Payments are potentially subject to repayment by the Company, if at all, within a period not to exceed three years from the date of each respective fee waiver or Expense Support Payment. Thus, in any quarter where a surplus exists and the conditions described below are satisfied, the surplus will be available, subject to approval of the Company’s board of directors, to reimburse waived fees and Expense Support Payments as follows:

1.	First, to reimburse Expense Support Payments, beginning with the earliest expenses eligible for reimbursement; and

2.	Second, to reimburse all waived fees, beginning with the earliest fees eligible for reimbursement.

Reimbursement of previously waived fees will only be permitted with the approval of the Company’s board of directors and if the operating expense ratio is equal to or less than the operating expense ratio at the time the corresponding fees were waived or Expense Support Payments were made and if the annualized rate of regular cash distributions to stockholders is equal to or greater than the annualized rate of the regular cash distributions at the time the corresponding fees were waived.

For the three months ended June 30, 2018 and 2017, the Company incurred base management fees of approximately $5.7 million and $5.3 million, respectively, and the Advisers did not waive any base management fees in either period. For each of the three months ended June 30, 2018 and 2017, the Company did not incur any capital gains incentive fees in either period, and incurred subordinated incentive fees on income of approximately $139,000 and $823,000, respectively, all of which were waived by the Advisers.

For the six months ended June 30, 2018 and 2017, the Company incurred base management fees of approximately $11.4 million and $10.5 million, respectively, and the Advisers did not waive any base management fees in either period. For the six months ended June 30, 2018 and 2017, the Company did not incur any capital gains incentive fees in either period, and incurred subordinated incentive fees on income of approximately $154,000 and $2.3 million, respectively, all of which were waived by the Advisers.

For the six months ended June 30, 2018 and 2017, the Company did not record an accrual for any previously waived fees. Any future reimbursement of previously waived fees to the Advisers will not be accrued until the reimbursement of the waived fees becomes probable and estimable, which will be upon approval of the Company’s board of directors. To date, none of the previously waived fees has been approved by the Company’s board of directors for reimbursement.

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

	Management Fee (1)		Subordinated Incentive Fee (1)		Capital Gain Incentive Fee (1)		Expense Support (1)
Quarter Ended	Waivers	Repaid to Adviser (2)	Waivers	Repaid to Adviser (2)	Waivers	Repaid to Adviser (2)	Payments	Repaid to Adviser (2)	Operating Expense Ratio (3)	Annualized Distribution Rate (4)	Eligible to be Repaid Through (5)
9/30/2015	$—	$—	$155	$—	$—	$—	$—	$—	2.11%	$0.70	9/30/2018
12/31/2015	$—	$—	$1,159	$—	$—	$—	$—	$—	2.27%	$0.70	12/31/2018
3/31/2016	$—	$—	$493	$—	$—	$—	$—	$—	1.83%	$0.70	3/31/2019
6/30/2016	$—	$—	$—	$—	$—	$—	$—	$—	1.76%	$0.70	6/30/2019
9/30/2016	$—	$—	$—	$—	$—	$—	$—	$—	1.73%	$0.70	9/30/2019
12/31/2016	$—	$—	$1,196	$—	$—	$—	$—	$—	1.68%	$0.70	12/31/2019
3/31/2017	$—	$—	$1,495	$—	$—	$—	$—	$—	1.68%	$0.70	3/31/2020
6/30/2017	$—	$—	$823	$—	$—	$—	$—	$—	1.67%	$0.70	6/30/2020
9/30/2017	$—	$—	$—	$—	$—	$—	$—	$—	1.91%	$0.70	9/30/2020
12/31/2017	$—	$—	$711	$—	$—	$—	$—	$—	1.82%	$0.70	12/31/2020
3/31/2018	$—	$—	$15	$—	$—	$—	$—	$—	1.80%	$0.70	3/31/2021
6/30/2018	$—	$—	$139	$—	$—	$—	$—	$—	1.96%	$0.70	6/30/2021

(1)	Fees waived pursuant to the Conditional Fee Waiver Agreement and the 2016-2018 Conditional Income Incentive Fee Waiver Agreements.

(2)
Subject to the approval of the Company’s board of directors, in future periods previously waived fees may be paid to the Advisers, if the Company’s cumulative net increase in net assets resulting from operations exceeds the amount of cumulative distributions paid to stockholders. The previously waived fees are potentially subject to repayment by the Company, if at all, within a period not to exceed three years from the date of each respective fee waiver. To date, none of the previously waived fees and Expense Support Payments have been approved for reimbursement by the Company’s board of directors.

(3)
The “Operating Expense Ratio” is calculated on a quarterly basis as a percentage of average net assets and includes all expenses borne by the Company, except for base management and incentive fees and administrative expenses waived by the Advisers and organizational and offering expenses.

(4)	“Annualized Distribution Rate” equals $0.00191781 per share, per day based on the distributions declared by the Company’s board of directors.

(5)
Prior to September 30, 2015, the Advisers waived total management fees of $2.8 million, total subordinated incentive fees of $1.9 million and total capital gain incentive fees of $8,000. Due to the passage of time, such waived fees are not eligible for repayment under the applicable fee waiver agreements.

Pursuant to the Investment Advisory Agreement and Sub-Advisory Agreement, the Company is required to pay or reimburse the Advisers for administrative services expenses, which include all costs and expenses related to the Company’s day-to-day administration and management not related to advisory services, whether such administrative services were performed by a third party service provider or affiliates of the Advisers (“Internal Administrative Services”). The Advisers do not earn any profit under their provision of administrative services to the Company. For the three months ended June 30, 2018 and 2017, the Company incurred, and the Advisers waived the reimbursement of, Internal Administrative Services expenses of approximately $617,000 and $873,000, respectively. For the six months ended June 30, 2018 and 2017, the Company incurred, and the Advisers waived the reimbursements of, administrative services expenses of approximately $1.4 million and $1.5 million, respectively. The Company and the Advisers entered into an expense support and conditional reimbursement agreement, as amended from time to time, which extends the period for waiver of reimbursement of Internal Administrative Services expenses accrued pursuant to the Investment Advisory Agreement and the Sub-Advisory Agreement through June 30, 2018. Since inception, the Advisers waived the reimbursement of total Internal Administrative Services expenses of $11.7 million. Waived Internal Administrative Services expenses are not subject to future reimbursement.

The table below outlines fees incurred and expense reimbursements payable to the Adviser, the Sub-Adviser and their respective affiliates for the three and six months ended June 30, 2018 and 2017 and amounts unpaid as of June 30, 2018 and December 31, 2017 (dollars in thousands).

	Incurred		Incurred		Unpaid as of
	Three Months Ended June 30,		Six Months Ended June 30,		June 30, 2018	December 31, 2017
Type and Recipient	2018	2017	2018	2017
Incentive Fees on Income (1) - the Adviser, Sub-Adviser	$—	$—	$—	$—	$—	$—
Offering Costs - the Adviser, Sub-Adviser	104	341	207	728	—	—
Other (2) - the Adviser	157	104	333	292	46	59
Selling Commissions - Dealer Manager	—	807	—	1,867	—	—
Dealer Manager Fee - Dealer Manager	—	442	—	1,000	—	—
Due to Affiliates					$46	$59

Base Management Fees (1) - the Adviser, Sub-Adviser	$5,737	$5,303	$11,431	$10,453	$5,737	$5,682

(1)	Net of amounts waived by the Advisers.

(2)	Includes amounts the Adviser paid on behalf of the Company such as general and administrative services expenses.

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

As of June 30, 2018, the Company has reimbursed the Advisers approximately $12.0 million since inception for offering costs. As of June 30, 2018, the Advisers carried a balance of approximately $1.2 million for offering costs incurred on the Company’s behalf, net of reimbursement payments from the Company.

Note 11 – Share Repurchase Plan

Since inception of the share repurchase program, the Company funded the repurchase of $56.5 million in shares of common stock. For the six months ended June 30, 2018 and 2017, the Company funded $19.6 million and $7.9 million, respectively, for shares of common stock tendered for repurchase under the plan approved by the board of directors. Since inception of the share repurchase program, the Company has funded all redemption requests validly tendered and not withdrawn.

For the Quarter Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered that were Repurchased	Repurchase Price per Share	Aggregate Consideration for Repurchased Shares
March 31, 2018	March 22, 2018	1,147,067.15	100%	$8.20	$9,405,951
June 30, 2018	May 31, 2018	1,242,890.47	100%	$8.17	$10,154,415

Note 12 – Commitments and Contingencies

As of June 30, 2018, the Company had a total of approximately $51.0 million in outstanding commitments comprising (i) 35 commitments to fund revolving loans that had not been fully drawn or term loans that had not been funded and (ii) four capital commitments that had not been fully called. The Company recognized unrealized depreciation of approximately $316,000 on the outstanding unfunded loan commitments and no unrealized appreciation or depreciation on the outstanding unfunded capital commitments during the six months ended June 30, 2018. As of December 31, 2017, the Company had a total of approximately $45.4 million in outstanding commitments comprising (i) 28 commitments to fund revolving loans that had not been fully drawn or term loans that had not been funded and (ii) four capital commitments that had not been fully called. The Company recognized unrealized appreciation of $14,000 on the outstanding unfunded loan commitments and no unrealized appreciation or depreciation on the outstanding unfunded capital commitments during the year ended December 31, 2017.

	Commitments and Contingencies
	(dollars in thousands)
	June 30, 2018	December 31, 2017
Unfunded Loan Commitments
Adams Publishing Group, LLC	$166	$—
American Nuts, LLC	1,266	—
Apex Linen Services, Inc.	403	403
Arcus Hunting, LLC	602	976
BarFly Ventures, LLC	368	613
BBB Tank Services	37	—
BigName Holdings, LLC	29	101
Boccella Precast Products, LLC	245	500
CDHA Management, LLC	1,973	2,343
Chamberlin HoldCo, LLC	400	—
Charps, LLC	1,000	1,000
Clad-Rex Steel, LLC	100	100
CTVSH, PLLC	200	200
Datacom, LLC	—	25
Direct Marketing Solutions, Inc.	400	—
DTE Enterprises, LLC	750	—
Felix Investments Holdings II LLC	1,667	1,667
Gamber-Johnson Holdings, LLC	300	300
GST Autoleather Inc.	—	1,281
Guerdon Modular Holdings, Inc.	400	400
Hawk Ridge Systems, LLC	400	400
Hojeij Branded Foods, Inc.	1,588	1,923
Hoover Group, Inc.	2,313	—
Hostway Corporation	—	7
Hunter Defense Technologies, Inc.	2,832	—
HW Temps LLC	200	200
LaMi Products, LLC	294	294
Market Force Information, Inc.	400	400
Meisler Operating, LLC	320	400
Mystic Logistics Holdings, LLC	200	200
New Era Technology, Inc.	479	—
NexRev, LLC	1,000	—
NNE Partners, LLC	2,042	5,542
NuStep, LLC	300	300
Permian Holdco 2, Inc.	—	97
PPC/Shift, LLC	500	500
Radiology Partners, Inc.	5,254	—
Resolute Industrial LLC	5,750	5,750
Wireless Vision Holdings, LLC	2,115	2,084
Unfunded Capital Commitments
Brightwood Capital Fund III, LP	1,000	1,000
Brightwood Capital Fund IV, LP	8,000	9,000
Copper Trail Energy Fund I LP	1,754	2,500
Freeport Financial Funds	3,942	4,941
Total	$50,989	$45,447

Note 13 – Subsequent Events

On July 13, 2018, the Company filed a tender offer statement on Schedule TO with the SEC to commence an offer by the Company to purchase, as approved by its board of directors, 1,013,133.18 shares of the Company’s issued and outstanding common stock, par value $0.001 per share. The offer is for cash at a purchase price equal to the NAV per share to be determined within 48 hours of the repurchase date.

On August 8, 2018, the Company, the Adviser and the Sub-Adviser entered into a conditional income incentive fee agreement (the “Second Quarter 2018 Fee Waiver Agreement”), pursuant to which, for a period from April 1, 2018 through June 30, 2018, the Advisers could waive the “subordinated incentive fee on income,” as such term is defined in the Investment Advisory Agreement, upon the occurrence of any event that, in the Advisers’ sole discretion, causes such waiver to be deemed necessary. The Second Quarter 2018 Fee Waiver Agreement may require the Company to repay the Advisers for previously waived Expense Support Payments or waived base management fees or incentive fees under certain circumstances. The previously waived fees are potentially subject to repayment by the Company, if at all, within a period not to exceed three years from the date of each respective fee waiver.

On August 10, 2018, the Company’s board of directors determined that it was desirable and in the best interest of the Company to modify the manner in which the amount of shares to be repurchased pursuant to the Company’s share repurchase program during each calendar quarter is calculated. Beginning with the Company’s tender offer in its fourth fiscal quarter of 2018, the amount of shares of the Company’s common stock to be repurchased during any calendar quarter will be equal to the lesser of (i) the number of shares of common stock the Company can repurchase with the proceeds it received from the issuance of common stock under the Company’s distribution reinvestment plan during the prior calendar quarter or (ii) 2.5% of the weighted average number of shares of common stock outstanding in the prior four calendar quarters. All other provisions of the Company’s share repurchase program remained unchanged.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is based on the condensed consolidated financial statements as of June 30, 2018 (unaudited) and December 31, 2017 and for the three and six months ended June 30, 2018 and 2017. Amounts as of December 31, 2017 included in the unaudited condensed consolidated financial statements have been derived from the Company’s audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, as well as the audited consolidated financial statements, notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2017. Capitalized terms used in this Item 2 have the same meaning as in the accompanying condensed consolidated financial statements in Item 1 unless otherwise defined in this Report.

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

We previously registered for sale up to 150,000,000 shares of common stock pursuant to a registration statement on Form N-2 (File No. 333-178548) which was initially declared effective by the SEC on June 4, 2012 (the “Initial Offering”). The Initial Offering terminated on December 1, 2015. We raised approximately $601.2 million in the Initial Offering, including proceeds from the dividend reinvestment plan of approximately $22.0 million. We also registered for sale up to $1,500,000,000 worth of shares of common stock (the “Offering”) pursuant to a new registration statement on Form N-2 (File No. 333-204659), as amended. With the approval of our board of directors, we closed the Offering to new investors effective September 30, 2017. Through June 30, 2018, we raised approximately $197.9 million in the Offering, including proceeds from the distribution reinvestment plan of approximately $66.2 million.

Our business is managed by the Adviser, an affiliate of Hines, under an Investment Advisory and Administrative Services Agreement dated May 31, 2012 (as amended the “Investment Advisory Agreement”). We and the Adviser have retained MSC Adviser I, LLC (the “Sub-Adviser”), a wholly owned subsidiary of Main Street, as our investment sub-adviser pursuant to an Investment Sub-Advisory Agreement (the “Sub-Advisory Agreement”) to identify, evaluate, negotiate and structure prospective investments, make investment and portfolio management recommendations for approval by the Adviser, monitor our investment portfolio and provide certain ongoing administrative services to the Adviser. The Adviser and the Sub-Adviser are collectively referred to as the “Advisers,” and each is registered under the Investment Advisers Act of 1940, as amended. Upon the execution of the Sub-Advisory Agreement, Main Street became our affiliate. Our board of directors most recently reapproved the Investment Advisory Agreement and the Sub-Advisory Agreement on May 10, 2018. We have engaged Hines Securities, Inc. (the “Dealer Manager”), an affiliate of the Adviser, to serve as the Dealer Manager for our offerings, if any.

As part of our Other Portfolio investments, we co-invest in broadly-syndicated loans with ORIX Funds Corp. (“Orix”) through our investment in HMS-ORIX, which is organized as a Delaware limited liability company. Pursuant to the terms of the limited liability company agreement and through representation on the HMS-ORIX Board of Managers, we and Orix each have 50% voting control of HMS-ORIX and together will agree on all portfolio and investment decisions as well as all other significant actions for HMS-ORIX. We do not operationally control HMS-ORIX, and, accordingly, we do not consolidate the operations of HMS-ORIX within our consolidated financial statements.

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

As of June 30, 2018, we had investments in 52 Middle Market debt investments, 42 Private Loan debt investments, 33 LMM debt investments, 33 LMM equity investments, five Middle Market equity investments, 14 Private Loan equity investments and eight Other Portfolio investments with an aggregate fair value of approximately $1,103.8 million, a cost basis of approximately $1,109.2 million and a weighted average effective annual yield of approximately 9.2%. The weighted average annual yield was calculated using the effective interest rates for all investments at June 30, 2018, including accretion of original issue discount and amortization of premium to par value, the amortization of fees received in connection with transactions, and assumes zero yield for investments on non-accrual status. Approximately 82.8% and 8.8% of our total portfolio investments (at fair value, excluding our Other Portfolio investments) were secured by first priority liens and second priority liens, respectively, on portfolio company assets with the remainder in unsecured debt investments and equity investments.

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

PORTFOLIO INVESTMENT COMPOSITION

Our Middle Market portfolio investments primarily consist of direct or secondary purchases of interest-bearing debt securities in companies that are generally larger in size than the LMM companies included in our LMM portfolio. While our Middle Market debt investments are generally secured by a first priority lien, 16.2% of the fair value of our Middle Market portfolio is secured by second priority liens.

Our current LMM portfolio consists of debt investments secured by a first priority lien (64.3% of the total fair value of the LMM portfolio) on the assets of the portfolio companies and equity investments (35.7% of the total fair value of the LMM portfolio) in privately held LMM companies as of June 30, 2018. The LMM debt investments generally mature between five and seven years from the original investment date. The LMM equity investments represent an equity position or the right to acquire an equity position through warrants.

Our Private Loan portfolio primarily consists of debt investments secured by first and second priority liens (91.5% and 3.1% of the total fair value of the Private Loan portfolio, respectively) on the assets of the portfolio companies, unsecured debt investments (2.7% of the total fair value of the Private Loan portfolio) and equity investments (2.7% of the total fair value of the Private Loan portfolio) in Private Loan companies as of June 30, 2018. The Private Loan debt investments typically have stated terms between three and seven years from the original investment date. The Private Loan equity investments represent an equity position or the right to acquire an equity position through warrants.

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

During the six months ended June 30, 2018, we funded investment purchases of approximately $314.3 million and had four investments under contract to purchase as of June 30, 2018 for an aggregate purchase price of approximately $16.3 million, which settled or we scheduled to settle after June 30, 2018. We also received proceeds from sales and repayments of existing portfolio investments of approximately $243.1 million, including $100.6 million in sales. Additionally, we had three investments under contract to sell as of June 30, 2018, for approximately $15.0 million, which represented the contract sales price. The combined result of these transactions increased our portfolio, on a cost basis, by approximately $44.9 million, or 4.2%, and the number of portfolio investments by 11 or 6.3%, compared to the portfolio as of December 31, 2017. As of June 30, 2018, the largest investment in an individual portfolio company represented approximately 2.7% of our portfolio’s fair value, with remaining investments in any individual portfolio company ranging from 0.0% to 2.0%. The average investment in our portfolio is approximately $5.9 million or 0.5% of our total portfolio as of June 30, 2018. Our portfolio extends across individual portfolio investments, geographic regions, and industries. Further, our total portfolio’s investment composition (excluding our Other Portfolio investments) at fair value comprises 82.8% first lien debt securities and 8.8% second lien debt securities, with the remainder in unsecured debt investments and equity investments. First lien debt securities have priority over subordinated debt owed by the issuer with respect to the collateral pledged as security for the loan. Due to the relative priority of payment of first lien investments, these generally have lower yields than lower priority, less secured investments.

During the six months ended June 30, 2017, we made investment purchases of approximately $307.0 million and had eight investments under contract to purchase as of June 30, 2017 for an aggregate purchase price of approximately $34.1 million, which settled after June 30, 2017. We also received proceeds from sales and repayments of existing portfolio investments of approximately $280.0 million including $14.5 million in sales and had two investments under contract to sell as of June 30, 2017 for approximately $5.7 million, which represented the contract sales price.

The result of these transactions further diversified our geographic and industry concentrations and based upon our investment rating system, which is described further below, the weighted average rating of our LMM was approximately 2.6 and 2.7 as of June 30, 2018 and December 31, 2017, respectively. Lastly, the overall weighted average effective yield on our investment portfolio increased from 8.9% as of December 31, 2017 to 9.2% as of June 30, 2018.

Summaries of the composition of our total investment portfolio at cost and fair value are shown in the following tables (this information excludes Other Portfolio investments):

	June 30, 2018				December 31, 2017
Cost:	LMM	Private Loan	Middle Market	Total	LMM	Private Loan	Middle Market	Total
First Lien Secured Debt	69.6%	91.2%	83.0%	84.0%	69.8%	92.5%	83.1%	84.3%
Second Lien Secured Debt	—	3.1	15.7	8.7	—	1.5	16.2	9.6
Unsecured Debt	—	2.7	0.2	1.1	—	3.3	0.1	1.1
Equity (1)	29.6	2.8	1.1	6.0	29.2	2.5	0.6	4.8
Equity warrants	0.8	0.2	—	0.2	1.0	0.2	—	0.2
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
(1) Includes our investment in HMS-ORIX.

	June 30, 2018				December 31, 2017
Fair Value:	LMM	Private Loan	Middle Market	Total	LMM	Private Loan	Middle Market	Total
First Lien Secured Debt	64.3%	91.5%	82.4%	82.8%	64.7%	92.4%	82.1%	83.0%
Second Lien Secured Debt	—	3.1	16.2	8.8	—	1.5	17.0	9.8
Unsecured Debt	—	2.7	0.2	1.1	—	3.4	0.1	1.1
Equity (1)	35.1	2.5	1.2	7.2	34.3	2.5	0.8	5.9
Equity warrants	0.6	0.2	—	0.1	1.0	0.2	—	0.2
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
(1) Includes our investment in HMS-ORIX.

For the tables showing our total investment portfolio composition by geographic region and by industry, see Note 3 - Fair Value Hierarchy for Investments - Portfolio Investment Composition to our condensed consolidated financial statements included elsewhere in this Report.

Investment in HMS-ORIX

We co-invest in broadly-syndicated loans with Orix through our investment in HMS-ORIX, which is organized as a Delaware limited liability company. Pursuant to the terms of the limited liability company agreement and through representation on the HMS-ORIX Board of Managers, we and Orix each have 50% voting control of HMS-ORIX and together will agree on all portfolio and investment decisions as well as all other significant actions for HMS-ORIX. We do not operationally control HMS-ORIX, and, accordingly, we do not consolidate the operations of HMS-ORIX within our consolidated financial statements. As of June 30, 2018, we and Orix have committed to provide, and have funded, an aggregate of $50.0 million of equity to HMS-ORIX, $30.0 million (60% of the equity) from us and $20.0 million (40% of the equity) from Orix.

As of June 30, 2018 and December 31, 2017, HMS-ORIX had total assets of $148.6 million and $142.9 million, respectively, and HMS-ORIX’s portfolio consisted of 83 and 74 broadly-syndicated loans, respectively, all of which were secured by first-priority liens, generally in industries similar to those in which we may directly invest.

On April 5, 2017, HMS-ORIX closed on a $100.0 million credit facility with Bank of America, N.A. The facility has a maturity date of April 5, 2020. Borrowings under the facility bear interest at a rate equal to LIBOR plus 1.65% per annum. As of June 30, 2018 and December 31, 2017, $91.3 million and $86.5 million, respectively, was outstanding under this facility. Borrowings under the facility are secured by substantially all of the assets of HMS-ORIX. If we were to include our pro-rata share of the borrowings under the HMS-ORIX credit facility as leverage on our balance sheet as of June 30, 2018, our asset coverage ratio as of such date would have been 205%, assuming our unfunded commitments are treated as senior securities.

The following table presents a summary of HMS-ORIX’s portfolio as of June 30, 2018 and December 31, 2017 (dollars in thousands):

	As of June 30, 2018	As of December 31, 2017

Total debt investments (1)	$144,293	$138,908
Weighted average effective yield on loans(2)	5.38%	4.95%
Largest loan to a single borrower(1)	$3,479	$3,496
Total of 10 largest loans to borrowers(1)	$31,032	$30,790
(1) At principal amount.
(2) Weighted average effective yield is calculated based on the investments at the end of each period and includes accretion of original issue discounts and amortization of premiums, and the amortization of fees received in connection with transactions. Investments, if any, on non-accrual status are assumed to have a zero yield in the calculation of weighted average effective yield.

The following table presents a listing of HMS-ORIX’s individual loan investments as of June 30, 2018:

HMS-ORIX
Loan Portfolio
As of June 30, 2018
(dollars in thousands)
Portfolio Company	Industry	Type of Investment	Principal	Cost	Fair Value

Acrisure, LLC	Insurance	LIBOR (2 months) + 4.25%, Current Coupon 6.61%, Secured Debt (Maturity - November 22, 2023)	$2,104	$2,109	$2,103
Advantage Sales & Marketing Inc.	Commercial Services & Supplies	LIBOR (1 month) + 3.25%, Current Coupon 5.34%, Secured Debt (Maturity - July 23, 2021)	1,980	1,936	1,877
Air Medical Group Holdings, Inc.	Health Care Providers & Services	LIBOR (1 month) + 3.25%, Current Coupon 5.28%, Secured Debt (Maturity - April 28, 2022)	1,980	1,971	1,928
AlixPartners, LLP	Asset Management	LIBOR (3 months) + 2.75%, Current Coupon 4.84%, Secured Debt (Maturity - April 4, 2024)	997	997	998
American Seafoods Group LLC	Food Products	LIBOR (1 month) + 2.75%, Current Coupon 4.85%, Secured Debt (Maturity - August 21, 2023)	1,456	1,450	1,453
Ancestry.com Operations Inc.	Internet Software & Services	LIBOR (1 month) + 3.25%, Current Coupon 5.35%, Secured Debt (Maturity - October 19, 2023)	1,300	1,311	1,301
Arch Coal, Inc.	Metals & Mining	LIBOR (1 month) + 2.75%, Current Coupon 4.84%, Secured Debt (Maturity - March 7, 2024)	1,975	1,981	1,968
AshCo, Inc.	Specialty Retail	LIBOR (3 months) + 5.00%, Current Coupon 7.09%, Secured Debt (Maturity - September 25, 2024)	1,985	1,945	1,991
Asurion, LLC	Insurance	LIBOR (1 month) + 2.75%, Current Coupon 4.84%, Secured Debt (Maturity - November 3, 2023)	1,268	1,268	1,268
		LIBOR (1 month) + 3.00%, Current Coupon 4.97%, Secured Debt (Maturity - November 4, 2024)	325	323	324
				1,591	1,592
Atkore International, Inc.	Electric Equipment, Instruments & Components	LIBOR (3 months) + 2.75%, Current Coupon 5.09%, Secured Debt (Maturity - December 22, 2023)	2,963	2,980	2,962
BCP Renaissance Parent L.L.C.	Oil, Gas & Consumable Fuels	LIBOR (3 months) + 4.00%, Current Coupon 6.36%, Secured Debt (Maturity - October 31, 2024)	600	602	600
BMC Software Finance, Inc.	Software	LIBOR (3 months) + 4.25%, Current Coupon 6.55%, Secured Debt (Maturity - September 1, 2025)	2,800	2,772	2,786
		LIBOR (1 month) + 3.25%, Current Coupon 5.34%, Secured Debt (Maturity - September 12, 2022)	3,140	3,163	3,132
				5,935	5,918
Builders FirstSource, Inc.	Building Products	LIBOR (1 month) + 3.00%, Current Coupon 5.33%, Secured Debt (Maturity - February 29, 2024)	2,962	2,959	2,966
Calpine Corporation	Independent Power and Renewable Electricity Producers	LIBOR (3 months) + 2.50%, Current Coupon 4.84%, Secured Debt (Maturity - January 15, 2023)	1,980	1,986	1,977
CDS U.S. Intermediate Holdings	Recreation Facilities & Services	LIBOR (1 month) + 3.75%, Current Coupon 5.84%, Secured Debt (Maturity - July 8, 2022)	978	979	972
CHS/Community Health Systems, Inc.	Healthcare Providers & Services	LIBOR (3 months) + 3.25%, Current Coupon 5.56%, Secured Debt (Maturity - January 27, 2021)	1,575	1,570	1,541
ClubCorp Holdings, Inc.	Real Estate Management & Development	LIBOR (3 months) + 2.75%, Current Coupon 5.08%, Secured Debt (Maturity - September 18, 2024)	1,959	1,950	1,939

HMS-ORIX
Loan Portfolio
As of June 30, 2018
(dollars in thousands)
Portfolio Company	Industry	Type of Investment	Principal	Cost	Fair Value

Confie Seguros Holding II Co.	Insurance	LIBOR (1 month) + 5.25%, Current Coupon 7.56%, Secured Debt (Maturity - April 19, 2022)	$1,250	$1,254	$1,242
CPI International, Inc.	Aerospace & Defense	LIBOR (1 month) + 3.50%, Current Coupon 5.59%, Secured Debt (Maturity - July 26, 2024)	1,985	1,985	1,995
Cyxtera DC Holdings, Inc.	Communications	LIBOR (3 months) + 3.00%, Current Coupon 5.36%, Secured Debt (Maturity - May 1, 2024)	2,970	2,979	2,972
Deerfield Holdings Corporation	Diversified Financial Services	LIBOR (1 month) + 3.25%, Current Coupon 5.55%, Secured Debt (Maturity - February 13, 2025)	2,993	2,989	2,984
Duff & Phelps Corporation	Diversified Financial Services	LIBOR (3 months) + 3.25%, Current Coupon 4.63%, Secured Debt (Maturity - September 1, 2023)	2,141	2,170	2,141
EFS Cogen Holdings I LLC	Utilities	LIBOR (3 months) + 3.25%, Current Coupon 5.59%, Secured Debt (Maturity - June 28, 2023)	1,867	1,878	1,868
Encapsys LLC	Chemicals	LIBOR (1 month) + 3.25%, Current Coupon 5.34%, Secured Debt (Maturity - November 7, 2024)	998	998	1,000
Endo Luxembourg Finance Company I S.a.r.l.	Pharmaceuticals	LIBOR (1 month) + 4.25%, Current Coupon 6.38%, Secured Debt (Maturity - April 29, 2024)	1,980	1,997	1,980
Envision Healthcare Corporation	Health Care Providers & Services	LIBOR (1 month) + 3.00%, Current Coupon 5.10%, Secured Debt (Maturity - December 1, 2023)	1,415	1,415	1,416
Everi Payments Inc.	Leisure Products	LIBOR (3 months) + 3.00%, Current Coupon 5.09%, Secured Debt (Maturity - May 9, 2024)	1,980	1,974	1,982
Exgen Renewables IV, LLC	Electrical Production	LIBOR (3 months) + 3.00%, Current Coupon 5.31%, Secured Debt (Maturity - November 29, 2024)	294	294	296
First American Payment Systems, L.P.	Diversified Financial Services	LIBOR (1 month) + 4.75%, Current Coupon 6.76%, Secured Debt (Maturity - January 5, 2024)	922	931	931
Fitness International, LLC	Hotels, Restaurants & Leisure	LIBOR (1 month) + 3.25%, Current Coupon 5.34%, Secured Debt (Maturity - April 18, 2025)	1,588	1,611	1,592
Flex Acquisition Company Inc	Containers & Packaging	LIBOR (3 months) + 3.00%, Current Coupon 5.31%, Secured Debt (Maturity - December 29, 2023)	1,985	1,993	1,979
Flexera Software LLC	Software	LIBOR (1 month) + 3.25%, Current Coupon 5.35%, Secured Debt (Maturity - February 26, 2025)	1,526	1,522	1,525
Gardner Denver, Inc.	Machinery	LIBOR (1 month) + 2.75%, Current Coupon 4.84%, Secured Debt (Maturity - July 30, 2024)	1,829	1,838	1,833
Golden Nugget, Inc.	Hotels, Restaurants & Leisure	LIBOR (1 month) + 2.75%, Current Coupon 4.80%, Secured Debt (Maturity - October 4, 2023)	1,980	1,980	1,981
GrafTech Finance Inc.	Diversified Financial Services	LIBOR (1 month) + 3.50%, Current Coupon 5.50%, Secured Debt (Maturity - February 12, 2025)	2,000	1,980	1,993
Greatbatch Ltd.	Health Care Equipment & Supplies	LIBOR (1 month) + 3.25%, Current Coupon 5.30%, Secured Debt (Maturity - October 27, 2022)	2,570	2,584	2,579
GYP Holdings III Corp.	Trading Companies & Distributors	LIBOR (2 months) + 2.75%, Current Coupon 4.85%, Secured Debt (Maturity - June 2, 2025)	3,465	3,491	3,448
Harbor Freight Tools USA, Inc.	Specialty Retail	LIBOR (1 month) + 2.50%, Current Coupon 4.59%, Secured Debt (Maturity - August 18, 2023)	1,970	1,977	1,963

HMS-ORIX
Loan Portfolio
As of June 30, 2018
(dollars in thousands)
Portfolio Company	Industry	Type of Investment	Principal	Cost	Fair Value

HD Supply Waterworks, Ltd.	Trading Companies & Distributors	LIBOR (6 months) + 3.00%, Current Coupon 5.21%, Secured Debt (Maturity - August 1, 2024)	$139	$139	$139
Horizon Pharma, Inc.	Pharmaceuticals	LIBOR (1 month) + 3.25%, Current Coupon 5.38%, Secured Debt (Maturity - March 29, 2024)	1,925	1,942	1,924
IG Investments Holdings, LLC	Construction	LIBOR (1 month) + 3.50%, Current Coupon 5.59%, Secured Debt (Maturity - May 23, 2025)	1,985	1,997	1,984
IRB Holding Corp.	Hotels, Restaurants & Leisure	LIBOR (1 month) + 3.25%, Current Coupon 5.25%, Secured Debt (Maturity - February 5, 2025)	399	399	400
KBR, Inc.	Construction	LIBOR (1 month) + 3.75%, Current Coupon 5.84%, Secured Debt (Maturity - April 25, 2025)	1,250	1,244	1,254
KMG Chemicals, Inc.	Chemicals	LIBOR (1 month) + 2.75%, Current Coupon 4.84%, Secured Debt (Maturity - June 17, 2024)	783	780	785
KUEHG Corp.	Educational Services	LIBOR (1 month) + 3.75%, Current Coupon 6.08%, Secured Debt (Maturity - August 12, 2022)	2,470	2,476	2,470
LANDesk Group, Inc.	Software	LIBOR (1 month) + 4.25%, Current Coupon 6.35%, Secured Debt (Maturity - January 22, 2024)	988	993	981
Learfield Communications LLC	Media	LIBOR (1 month) + 3.25%, Current Coupon 5.35%, Secured Debt (Maturity - December 1, 2023)	1,980	1,997	1,987
MA FinanceCo., LLC	Electric Equipment, Instruments & Components	LIBOR (1 month) + 2.75%, Current Coupon 4.84%, Secured Debt (Maturity - June 21, 2024)	386	386	385
Mallinckrodt International Finance S.A.	Pharmaceuticals	LIBOR (6 months) + 3.00%, Current Coupon 5.52%, Secured Debt (Maturity - February 24, 2025)	998	995	984
McDermott International, Inc.	Oil, Gas & Consumable Fuels	LIBOR (1 month) + 5.00%, Current Coupon 7.09%, Secured Debt (Maturity - May 12, 2025)	998	978	1,004
Mohegan Tribal	Hotels, Restaurants & Leisure	LIBOR (1 month) + 4.00%, Current Coupon 5.98%, Secured Debt (Maturity - October 13, 2023)	1,924	1,940	1,822
MPH Acquisition Holdings LLC	Health Care Technology	LIBOR (3 months) + 2.75%, Current Coupon 5.08%, Secured Debt (Maturity - June 7, 2023)	2,768	2,802	2,756
NAB Holdings, LLC	IT Services	LIBOR (3 months) + 3.00%, Current Coupon 5.33%, Secured Debt (Maturity - July 1, 2024)	1,985	1,976	1,978
Ortho-Clinical Diagnostics, Inc	Life Sciences Tools & Services	LIBOR (1 month) + 3.25%, Current Coupon 5.34%, Secured Debt (Maturity - June 30, 2025)	1,975	1,970	1,969
PI UK Holdco II Limited	Specialty Finance	LIBOR (1 month) + 3.50%, Current Coupon 5.59%, Secured Debt (Maturity - January 3, 2025)	2,993	2,970	2,957
PODS, LLC	Transportation & Logistics	LIBOR (1 month) + 2.75%, Current Coupon 4.78%, Secured Debt (Maturity - December 6, 2024)	2,154	2,152	2,149
Rackspace Hosting, Inc.	Internet Software & Services	LIBOR (3 months) + 3.00%, Current Coupon 5.36%, Secured Debt (Maturity - November 3, 2023)	3,267	3,290	3,231
Radiate Holdco, LLC	Media	LIBOR (1 month) + 3.00%, Current Coupon 5.09%, Secured Debt (Maturity - February 1, 2024)	2,557	2,533	2,523
Red Ventures, LLC	Direct Marketing Services	LIBOR (1 month) + 4.00%, Current Coupon 6.09%, Secured Debt (Maturity - November 8, 2024)	1,985	1,972	1,998

HMS-ORIX
Loan Portfolio
As of June 30, 2018
(dollars in thousands)
Portfolio Company	Industry	Type of Investment	Principal	Cost	Fair Value

Scientific Games International, Inc.	Leisure Products	LIBOR (1 month) + 2.75%, Current Coupon 4.84%, Secured Debt (Maturity - August 14, 2024)	$897	$898	$892
Seattle SpinCo, Inc.	Electric Equipment, Instruments & Components	LIBOR (3 months) + 2.75%, Current Coupon 4.84%, Secured Debt (Maturity - June 21, 2024)	2,607	2,609	2,601
SeaWorld Parks & Entertainment, Inc.	Hotels, Restaurants & Leisure	LIBOR (3 months) + 3.00%, Current Coupon 5.09%, Secured Debt (Maturity - April 1, 2024)	1,975	1,977	1,964
SRS Distribution Inc.	Trading Companies & Distributors	LIBOR (3 months) + 3.25%, Current Coupon 5.58%, Secured Debt (Maturity - May 23, 2025)	1,200	1,197	1,184
SS&C Technologies, Inc.	Software	LIBOR (1 month) + 2.50%, Current Coupon 4.48%, Secured Debt (Maturity - April 16, 2025)	585	584	586
		LIBOR (1 month) + 2.50%, Current Coupon 4.48%, Secured Debt (Maturity - April 16, 2025)	221	221	222
				805	808
Staples, Inc.	Distributors	LIBOR (3 months) + 4.00%, Current Coupon 6.36%, Secured Debt (Maturity - September 12, 2024)	1,990	1,986	1,966
Telenet Financing USD LLC	Diversified Telecommunications Services	LIBOR (1 month) + 2.25%, Current Coupon 4.32%, Secured Debt (Maturity - August 17, 2026)	1,655	1,653	1,642
Transdigm, Inc.	Aerospace & Defense	LIBOR (1 month) + 2.50%, Current Coupon 4.59%, Secured Debt (Maturity - June 9, 2023)	1,975	1,982	1,966
		LIBOR (1 month) + 2.50%, Current Coupon 4.59%, Secured Debt (Maturity - August 22, 2024)	995	993	989
				2,975	2,955
Travelport Finance (Luxembourg) S.A.R.L.	Internet Software & Services	LIBOR (3 months) + 2.50%, Current Coupon 4.83%, Secured Debt (Maturity - March 17, 2025)	1,250	1,244	1,247
Traverse Midstream Partners LLC	Oil, Gas & Consumable Fuels	LIBOR (3 months) + 4.00%, Current Coupon 6.34%, Secured Debt (Maturity - September 27, 2024)	781	784	782
UFC Holdings, LLC	Media	LIBOR (3 months) + 3.25%, Current Coupon 5.35%, Secured Debt (Maturity - August 18, 2023)	1,980	1,991	1,984
Ultra Resources, Inc.	Oil, Gas & Consumable Fuels	LIBOR (1 month) + 3.00%, Current Coupon 5.09%, Secured Debt (Maturity - April 12, 2024)	2,000	2,002	1,848
Utz Quality Foods, LLC	Commercial Services & Supplies	LIBOR (1 month) + 3.50%, Current Coupon 5.59%, Secured Debt (Maturity - November 21, 2024)	1,596	1,595	1,604
Valeant Pharmaceuticals International, Inc.	Pharmaceuticals	LIBOR (1 month) + 3.00%, Current Coupon 4.98%, Secured Debt (Maturity - June 2, 2025)	1,456	1,463	1,453
Vertafore	Software	LIBOR (3 months) + 3.25%, Current Coupon 5.57%, Secured Debt (Maturity - June 4, 2025)	2,500	2,488	2,487
Vertiv Group Corporation	Electrical Equipment	LIBOR (3 months) + 4.00%, Current Coupon 6.00%, Secured Debt (Maturity - November 30, 2023)	1,555	1,568	1,547
Vistra Operations Company LLC	Electric Utilities	LIBOR (1 month) + 2.25%, Current Coupon 4.34%, Secured Debt (Maturity - December 14, 2023)	1,975	1,985	1,968

HMS-ORIX
Loan Portfolio
As of June 30, 2018
(dollars in thousands)
Portfolio Company	Industry	Type of Investment	Principal	Cost	Fair Value

West Corporation	Diversified Telecommunications Services	LIBOR (1 month) + 3.50%, Current Coupon 5.59%, Secured Debt (Maturity - October 10, 2024)	$650	$649	$646
		LIBOR (1 month) + 4.00%, Current Coupon 5.98%, Secured Debt (Maturity - October 10, 2024)	1,027	1,017	1,024
				1,666	1,670
WideOpenWest Finance, LLC	Diversified Telecommunications Services	LIBOR (1 month) + 3.25%, Current Coupon 5.34%, Secured Debt (Maturity - August 18, 2023)	3,479	3,487	3,325
Total Loan Portfolio				$144,396	$143,393

The following table presents a listing of HMS-ORIX’s individual loan investments as of December 31, 2017:

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

HMS-ORIX
Loan Portfolio
As of December 31, 2017
(dollars in thousands)
Portfolio Company	Industry	Type of Investment	Principal	Cost	Fair Value

BMC Software Finance, Inc.	Software	LIBOR (1 month) + 3.25%, Current Coupon 4.82%, Secured Debt (Maturity - September 12, 2022)	$3,156	$3,181	$3,163
Builders FirstSource, Inc.	Building Products	LIBOR (1 month) + 3.00%, Current Coupon 4.69%, Secured Debt (Maturity - February 29, 2024)	2,977	2,974	2,993
Calpine Corporation	Independent Power and Renewable Electricity Producers	LIBOR (3 months) + 2.50%, Current Coupon 4.20%, Secured Debt (Maturity - January 15, 2023)	1,990	1,997	1,991
CHS/Community Health Systems, Inc.	Health Care Providers & Services	LIBOR (3 months) + 3.00%, Current Coupon 4.48%, Secured Debt (Maturity - January 27, 2021)	1,613	1,608	1,543
ClubCorp Holdings, Inc.	Real Estate Management & Development	LIBOR (3 months) + 3.25%, Current Coupon 4.94%, Secured Debt (Maturity - September 18, 2024)	1,959	1,949	1,969
Colorado Buyer Inc	Technology Hardware, Storage & Peripherals	LIBOR (3 months) + 3.00%, Current Coupon 4.38%, Secured Debt (Maturity - May 1, 2024)	2,985	2,995	3,008
Confie Seguros Holding II Co.	Insurance	LIBOR (1 month) + 5.25%, Current Coupon 6.73%, Secured Debt (Maturity - April 19, 2022)	1,985	1,992	1,987
CPI International, Inc.	Aerospace & Defense	LIBOR (1 month) + 3.50%, Current Coupon 5.07%, Secured Debt (Maturity - July 26, 2024)	1,995	1,995	2,011
Diamond Resorts International, Inc.	Hotels, Restaurants & Leisure	LIBOR (1 month) + 4.50%, Current Coupon 6.07%, Secured Debt (Maturity - September 1, 2023)	2,152	2,179	2,173
Duff & Phelps Corporation	Diversified Financial Services	LIBOR (3 months) + 3.25%, Current Coupon 4.94%, Secured Debt (Maturity - October 15, 2024)	491	494	493
		LIBOR (3 months) + 3.25%, Current Coupon 4.63%, Secured Debt (Maturity - December 4, 2024)	2,728	2,724	2,737
			3,219	3,218	3,230
EFS Cogen Holdings I LLC	Electric Utilities	LIBOR (3 months) + 3.25%, Current Coupon 4.95%, Secured Debt (Maturity - June 28, 2023)	1,904	1,917	1,925
Encapsys LLC	Chemicals	LIBOR (1 month) + 3.25%, Current Coupon 4.82%, Secured Debt (Maturity - November 7, 2024)	1,000	1,001	1,006
Endo Luxembourg Finance Company I S.a.r.l.	Pharmaceuticals	LIBOR (1 month) + 4.25%, Current Coupon 5.88%, Secured Debt (Maturity - April 29, 2024)	1,990	2,009	2,005
Envision Healthcare Corporation	Health Care Providers & Services	LIBOR (1 month) + 3.00%, Current Coupon 4.57%, Secured Debt (Maturity - December 1, 2023)	2,481	2,481	2,491
Everi Payments Inc.	Leisure Products	LIBOR (3 months) + 3.50%, Current Coupon 4.98%, Secured Debt (Maturity - May 9, 2024)	1,990	1,983	2,013
Exgen Renewables IV, LLC	Electrical Production	LIBOR (3 months) + 3.00%, Current Coupon 4.47%, Secured Debt (Maturity - November 29, 2024)	300	299	304
First American Payment Systems, L.P.	Diversified Financial Services	LIBOR (1 month) + 5.75%, Current Coupon 7.14%, Secured Debt (Maturity - January 5, 2024)	952	963	958
Fitness International, LLC	Hotels, Restaurants & Leisure	LIBOR (1 month) + 3.50%, Current Coupon 5.19%, Secured Debt (Maturity - July 1, 2020)	1,735	1,757	1,760
Flex Acquisition Company Inc	Containers & Packaging	LIBOR (3 months) + 3.00%, Current Coupon 4.34%, Secured Debt (Maturity - December 29, 2023)	1,995	2,004	2,008

HMS-ORIX
Loan Portfolio
As of December 31, 2017
(dollars in thousands)
Portfolio Company	Industry	Type of Investment	Principal	Cost	Fair Value

Flexera Software LLC	Software	LIBOR (1 month) + 3.50%, Current Coupon 4.83%, Secured Debt (Maturity - April 2, 2020)	$1,995	$2,013	$2,008
Gardner Denver, Inc.	Machinery	LIBOR (1 month) + 2.75%, Current Coupon 4.44%, Secured Debt (Maturity - July 30, 2024)	1,995	2,005	2,004
Golden Nugget, Inc.	Hotels, Restaurants & Leisure	LIBOR (1 month) + 3.25%, Current Coupon 4.66%, Secured Debt (Maturity - October 4, 2023)	1,990	1,990	2,008
Greatbatch Ltd.	Health Care Equipment & Supplies	LIBOR (1 month) + 3.25%, Current Coupon 4.66%, Secured Debt (Maturity - October 27, 2022)	2,763	2,780	2,788
GYP Holdings III Corp.	Trading Companies & Distributors	LIBOR (1 month) + 3.00%, Current Coupon 4.38%, Secured Debt (Maturity - March 31, 2023)	3,483	3,506	3,502
Harbor Freight Tools USA, Inc.	Specialty Retail	LIBOR (1 month) + 3.25%, Current Coupon 4.82%, Secured Debt (Maturity - August 18, 2023)	1,980	1,987	1,996
HD Supply Waterworks, Ltd.	Trading Companies & Distributors	LIBOR (6 months) + 3.00%, Current Coupon 4.46%, Secured Debt (Maturity - August 1, 2024)	140	140	141
Horizon Pharma, Inc.	Pharmaceuticals	LIBOR (1 month) + 3.25%, Current Coupon 4.75%, Secured Debt (Maturity - March 29, 2024)	1,990	2,009	2,001
IG Investments Holdings, LLC	Professional Services	LIBOR (1 month) + 3.50%, Current Coupon 5.19%, Secured Debt (Maturity - October 29, 2021)	1,990	2,002	1,992
Jackson Hewitt Tax Service Inc.	Diversified Financial Services	LIBOR (1 month) + 7.00%, Current Coupon 8.38%, Secured Debt (Maturity - July 30, 2020)	1,939	1,868	1,922
KMG Chemicals, Inc.	Chemicals	LIBOR (1 month) + 2.75%, Current Coupon 4.32%, Secured Debt (Maturity - June 17, 2024)	863	859	868
KUEHG Corp.	Educational Services	LIBOR (1 month) + 3.75%, Current Coupon 5.44%, Secured Debt (Maturity - August 12, 2022)	2,482	2,489	2,493
LANDesk Group, Inc.	Software	LIBOR (1 month) + 4.25%, Current Coupon 5.82%, Secured Debt (Maturity - January 22, 2024)	993	999	947
Learfield Communications LLC	Media	LIBOR (1 month) + 3.25%, Current Coupon 4.82%, Secured Debt (Maturity - December 1, 2023)	1,990	2,009	2,007
MA FinanceCo., LLC	Electric Equipment, Instruments & Components	LIBOR (1 month) + 2.75%, Current Coupon 4.32%, Secured Debt (Maturity - June 21, 2024)	387	387	388
Mohegan Tribal Gaming Authority	Hotels, Restaurants & Leisure	LIBOR (1 month) + 4.00%, Current Coupon 5.57%, Secured Debt (Maturity - October 13, 2023)	1,985	2,003	2,006
MPH Acquisition Holdings LLC	Health Care Technology	LIBOR (3 months) + 3.00%, Current Coupon 4.69%, Secured Debt (Maturity - June 7, 2023)	2,896	2,935	2,905
NAB Holdings, LLC	IT Services	LIBOR (3 months) + 3.25%, Current Coupon 4.82%, Secured Debt (Maturity - July 1, 2024)	1,990	1,981	2,000
Ortho-Clinical Diagnostics, Inc	Life Sciences Tools & Services	LIBOR (1 month) + 3.75%, Current Coupon 5.44%, Secured Debt (Maturity - June 30, 2021)	1,985	1,980	1,992
PODS, LLC	Transportation & Logistics	LIBOR (1 month) + 3.00%, Current Coupon 4.40%, Secured Debt (Maturity - December 6, 2024)	1,995	1,994	2,010
Rackspace Hosting, Inc.	Electric Equipment, Instruments & Components	LIBOR (3 months) + 3.00%, Current Coupon 4.38%, Secured Debt (Maturity - November 3, 2023)	3,284	3,309	3,286

HMS-ORIX
Loan Portfolio
As of December 31, 2017
(dollars in thousands)
Portfolio Company	Industry	Type of Investment	Principal	Cost	Fair Value

Radiate Holdco, LLC	Media	LIBOR (3 months) + 3.00%, Current Coupon 4.38%, Secured Debt (Maturity - February 1, 2024)	$2,570	$2,544	$2,547
Red Ventures, LLC	Direct Marketing Services	LIBOR (1 month) + 4.00%, Current Coupon 5.57%, Secured Debt (Maturity - November 8, 2024)	1,995	1,981	1,996
Scientific Games International, Inc.	Leisure Products	LIBOR (1 month) + 3.25%, Current Coupon 4.67%, Secured Debt (Maturity - August 14, 2024)	399	401	403
Seattle Spin Co.	Electric Equipment, Instruments & Components	LIBOR (3 months) + 2.75%, Current Coupon 4.32%, Secured Debt (Maturity - June 21, 2024)	2,613	2,616	2,618
SeaWorld Parks & Entertainment, Inc.	Hotels, Restaurants & Leisure	LIBOR (3 months) + 3.00%, Current Coupon 4.69%, Secured Debt (Maturity - April 1, 2024)	1,985	1,987	1,966
Signode Industrial Group US Inc.	Machinery	LIBOR (1 month) + 2.75%, Current Coupon 4.32%, Secured Debt (Maturity - April 30, 2021)	2,773	2,792	2,785
Staples, Inc.	Distributors	LIBOR (3 months) + 4.00%, Current Coupon 5.49%, Secured Debt (Maturity - September 12, 2024)	2,000	1,995	1,965
Telenet Financing USD LLC	Diversified Telecommunications Services	LIBOR (1 month) + 2.50%, Current Coupon 3.92%, Secured Debt (Maturity - March 2, 2026)	1,655	1,655	1,663
Transdigm, Inc.	Aerospace & Defense	LIBOR (1 month) + 2.75%, Current Coupon 4.32%, Secured Debt (Maturity - June 9, 2023)	1,985	1,992	1,990
		LIBOR (1 month) + 3.00%, Current Coupon 4.57%, Secured Debt (Maturity - August 22, 2024)	1,000	998	1,006
			2,985	2,990	2,996
Travelport Finance (Luxembourg) S.A.R.L.	Internet Software & Services	LIBOR (3 months) + 2.75%, Current Coupon 4.17%, Secured Debt (Maturity - September 2, 2021)	1,901	1,901	1,903
Traverse Midstream Partners LLC	Oil, Gas & Consumable Fuels	LIBOR (3 months) + 4.00%, Current Coupon 5.85%, Secured Debt (Maturity - September 27, 2024)	781	784	793
UFC Holdings, LLC	Media	LIBOR (3 months) + 3.25%, Current Coupon 4.81%, Secured Debt (Maturity - August 18, 2023)	1,990	2,002	2,003
Ultra Resources, Inc.	Oil, Gas & Consumable Fuels	LIBOR (1 month) + 3.00%, Current Coupon 4.41%, Secured Debt (Maturity - April 12, 2024)	2,000	2,002	2,002
Utz Quality Foods, LLC	Commercial Services and Supplies	LIBOR (1 month) + 3.50%, Current Coupon 5.01%, Secured Debt (Maturity - November 21, 2024)	1,600	1,599	1,616
Valeant Pharmaceuticals International, Inc.	Pharmaceuticals	LIBOR (1 month) + 3.50%, Current Coupon 4.94%, Secured Debt (Maturity - April 1, 2022)	1,546	1,553	1,570
Vertiv Group Corporation	Electrical Equipment	LIBOR (3 months) + 4.00%, Current Coupon 5.35%, Secured Debt (Maturity - November 30, 2023)	1,555	1,569	1,556
Vistra Operations Company LLC	Electric Utilities	LIBOR (2 months) + 2.75%, Current Coupon 4.08%, Secured Debt (Maturity - December 14, 2023)	1,985	1,996	2,001
West Corporation	Diversified Telecommunications Services	LIBOR (1 month) + 4.00%, Current Coupon 5.35%, Secured Debt (Maturity - October 10, 2024)	1,032	1,022	1,036
WideOpenWest Finance, LLC	Diversified Telecommunications Services	LIBOR (1 month) + 3.25%, Current Coupon 4.75%, Secured Debt (Maturity - August 18, 2023)	3,496	3,506	3,470
Total Loan Portfolio				$139,017	$139,012

For the three months ended June 30, 2018 and for the period from inception (April 4, 2017) to June 30, 2017, we recognized approximately $530,000 and $0, respectively, of dividend income in respect of our investment in HMS-ORIX. For the six months ended June 30, 2018 and for the period from inception (April 4, 2017) to June 30, 2017, we recognized approximately $1.1 million and $0, respectively, of dividend income in respect of our investment in HMS-ORIX.

The following tables show the summarized financial information for HMS-ORIX (dollars in thousands):

HMS-ORIX SLF LLC
Balance Sheet (Unaudited)
(dollars in thousands)

	As of June 30, 2018	As of December 31, 2017
Assets
Portfolio investments at fair value (amortized cost: $144,396 and $139,017 as of June 30, 2018 and December 31, 2017, respectively)	$143,393	$139,012
Cash and cash equivalents	3,401	2,681
Receivable for securities sold	716	—
Interest receivable	308	306
Deferred financing costs, net	695	890
Other assets	44	15
Total assets	$148,557	$142,904
Liabilities
Credit facilities payable	$91,300	$86,500
Payable for securities purchased	6,562	5,268
Distributions payable	884	—
Accounts payable and accrued expenses	68	64
Total liabilities	98,814	91,832
Net assets
Members’ equity	49,743	51,072
Total net assets	49,743	51,072
Total liabilities and net assets	$148,557	$142,904

HMS-ORIX SLF LLC
Statement of Operations (Unaudited)
(dollars in thousands)
	Three Months Ended June 30, 2018	Period from Inception (April 4, 2017) to June 30, 2017	Six Months Ended June 30, 2018	Period from Inception (April 4, 2017) to June 30, 2017

Investment income
Interest income	$1,888	$494	$3,622	$494
Dividend income	—	—	—	—
Fee income	—	—	—	—
Other income	—	—	—	—
Total investment income	1,888	494	3,622	494
Expenses
Interest expense	921	251	1,771	251
Other expenses	2	32	2	32
General and administrative expenses	26	21	47	21
Total expenses	949	304	1,820	304
Net investment income	939	190	1,802	190
Net realized loss from investments	(348)	(1)	(374)	(1)
Net realized income	591	189	1,428	189
Net change in unrealized depreciation on investments	(939)	(226)	(998)	(226)
Net increase (decrease) in net assets resulting from operations	$(348)	$(37)	$430	$(37)

PORTFOLIO ASSET QUALITY

As of June 30, 2018, we owned a broad portfolio of 187 investments in 126 companies representing a wide range of industries. We believe that this broad portfolio adds to the structural protection of the portfolio, revenue sources, income, cash flows and dividends. The portfolio included the following:

▪
52 debt investments in 50 Middle Market portfolio companies with an aggregate fair value of approximately $490.7 million and a cost basis of approximately $506.7 million. The Middle Market debt investments had a weighted average annual effective yield of approximately 9.1%, which is calculated assuming the investments on non-accrual status have a zero yield, and 83.4% of the Middle Market debt investments were secured by first priority liens. Further, 92.5% of the Middle Market debt investments contain variable rates, though a majority of the investments with variable rates are subject to contractual minimum base interest rates between 100 and 150 basis points.

▪
42 debt investments in 39 Private Loan portfolio companies with an aggregate fair value of approximately $375.5 million and a cost basis of approximately $376.3 million. The Private Loan debt investments had a weighted average annual effective yield of approximately 10.0%, which is calculated assuming the investments on non-accrual status have a zero yield, and 94.0% of the Private Loan debt investments were secured by first priority liens. Further, 95.9% of the Private Loan debt investments contain variable rates, though a majority of the investments with variable rates are subject to contractual minimum base interest rates between 100 and 150 basis points.

▪
33 debt investments in 26 LMM portfolio companies with an aggregate fair value of approximately $109.7 million and a cost basis of approximately $109.7 million. The LMM debt investments had a weighted average annual effective yield of approximately 12.6%, and 100.0% of the debt investments were secured by first priority liens. Also, 39.0% of the LMM debt investments are fixed rate investments with fixed interest rates between 4.2% and 17.0%. Also, 27 LMM debt investments, representing approximately 61.0% of the LMM debt investments have variable rates subject to a contractual minimum base interest rate of 100 basis points.

▪
53 equity investments and seven equity warrant investments in 27 LMM portfolio companies, nine Private Loan portfolio companies, four Middle Market portfolio companies and six Other Portfolio companies with an aggregate fair value of approximately $127.9 million and a cost basis of approximately $116.5 million.

Overall, as of June 30, 2018, our investment portfolio had a weighted average effective yield on our investments of approximately 9.2%, and 79.0% of our total portfolio’s investments (including our Other Portfolio investments) were secured by first priority liens.

As of June 30, 2018, we had six investments in four portfolio companies that were on non-accrual status, which comprised approximately 0.8% of our total investment portfolio at fair value and 2.1% of the total investment portfolio at cost. As of December 31, 2017, we had four investments in three portfolio companies that were on non-accrual status, which comprised approximately 0.2% of the total investment portfolio at fair value and 0.9% of the total investment portfolio at cost. For those investments in which S&P credit ratings are available, which represents approximately 33.1% of the portfolio as of June 30, 2018, the portfolio had a weighted average effective credit rating of B.

We utilize a rating system developed by our Sub-Adviser to rate the performance of each of our LMM portfolio companies. The investment rating system takes into consideration various factors, including each investment’s expected level of returns, collectability, comparisons to competitors and other industry participants, and the portfolio company’s future outlook.

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

The following table shows the distribution of our LMM portfolio investments on the 1 to 5 investment rating system of our Sub-Adviser at fair value as of June 30, 2018 and December 31, 2017 (dollars in thousands):

	June 30, 2018		December 31, 2017
Investment Rating	Investments at Fair Value	Percentage of Total LMM Portfolio	Investments at Fair Value	Percentage of Total LMM Portfolio
1	$22,473	13.2%	$2,940	2.2%
2	32,836	19.2	47,155	34.8
3	109,753	64.3	79,655	58.7
4	5,614	3.3	5,439	4.0
5	—	—	468	0.3
Total	$170,676	100.0%	$135,657	100.0%

Based upon this investment rating system, the weighted average rating of our LMM portfolio at fair value was approximately 2.6 and 2.7 as of June 30, 2018 and December 31, 2017, respectively.

DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS COMPARISONS FOR THE THREE MONTHS ENDED JUNE 30, 2018 AND JUNE 30, 2017

Total Investment Income, Operating Expenses, Net Assets

For the three months ended June 30, 2018 and 2017, our total investment income was approximately $27.5 million and $25.5 million, respectively, consisting predominately of interest income. The increase in interest income was primarily due to (i) the growth in our total portfolio resulting from borrowings under our amended and restated senior secured revolving credit facility (the “TIAA Credit Facility”) entered into by us, HMS Equity Holding and HMS Equity Holding II, our wholly owned subsidiaries, with TIAA, FSB (formerly EverBank Commercial Finance, Inc. prior to June 18, 2018) (“TIAA Bank”) as administrative agent and certain financial institutions as lenders, and the amended and restated credit agreement entered into by HMS Funding I, our wholly owned subsidiary, with Deutsche Bank AG, New York Branch as administrative agent (the “Deutsche Bank Credit Facility,” and, together with our TIAA Credit Facility, the “Credit Facilities”) and (ii) an increase in the weighted average annual effective yield on investments. As of June 30, 2018, our portfolio had a weighted average annual effective yield on investments of approximately 9.2% compared to 8.5% as of June 30, 2017, and our average investment portfolio for the three months ended June 30, 2018 was $1,085.7 million compared to $1,002.0 million for the three months ended June 30, 2017. Additionally, during the three months ended June 30, 2018 and 2017, we accreted approximately $2.6 million and $3.8 million, respectively, of unearned income into interest income. For information on the Credit Facilities, see Note 5 - Borrowings to our condensed consolidated financial statements included elsewhere in this report.

For the three months ended June 30, 2018 and 2017, we recognized $724,000 and $896,000, respectively, of non-recurring fee income received from our portfolio companies or other third parties, which accounted for approximately 2.6% and 3.5%, respectively, of our total investment income during such periods.  Such fee income is transaction based and typically consists of prepayment fees, structuring fees, amendment and consent fees and other non-recurring fees. As such, future fee income is generally dependent on new direct origination investments and the occurrence of prepayments and other events at existing portfolio companies resulting in such fees.

For the three months ended June 30, 2018 and 2017, expenses, net of incentive fee and administrative services expense waivers, were approximately $12.7 million and $10.5 million, respectively. The increase in expenses is primarily due to (i) an increase in interest expense of $1.8 million and (ii) an increase in base management fees and incentive fees (net of fee waivers) of $434,000. Interest expense increased primarily due to an increase in our average borrowings of approximately $79.5 million during the period and an increase in our cost of borrowing on the Credit Facilities. Average borrowings under the Credit Facilities were $481.0 million for the three months ended June 30, 2018 compared to $401.5 million for the three months ended June 30, 2017. As of June 30, 2018 and 2017, the annualized interest rate on our borrowings was 4.7% and 3.9%, respectively. Base management fees and incentive fees (net of fee waivers) increased primarily due to an increase in our average gross assets.

For the three months ended June 30, 2018, the net increase in net assets resulting from operations (gross of stockholder distributions declared) was approximately $12.2 million. The increase was attributable to net investment income of approximately $14.7 million, offset by (i) net change in unrealized depreciation on investments of approximately $1.5 million and (ii) realized losses on investments of approximately $1.0 million.

For the three months ended June 30, 2017, the net increase in net assets resulting from operations (gross of stockholder distributions declared) was approximately $17.5 million. The increase was primarily attributable to (i) net investment income of approximately $15.1 million and (ii) net change in unrealized appreciation on investments of approximately $2.4 million.

RESULTS COMPARISONS FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND JUNE 30, 2017

Total Investment Income, Operating Expenses, Net Assets

For the six months ended June 30, 2018 and 2017, our total investment income was approximately $54.1 million and $50.9 million, respectively, consisting predominately of interest income. The increase in interest income was primarily due to (i) the growth in our total portfolio resulting from borrowings under the Credit Facilities and (ii) an increase in the weighted average annual effective yield on investments. As of June 30, 2018, the portfolio had a weighted average annual effective yield on investments of approximately 9.2% compared to 8.5% as of June 30, 2017, and our average investment portfolio for the six months ended June 30, 2018 was $1,073.6 million compared to $997.8 million for the six months ended June 30, 2017. Additionally, during the six months ended June 30, 2018 and 2017, we accreted approximately $7.4 million and $7.9 million, respectively, of unearned income into interest income.

For the six months ended June 30, 2018 and 2017, we recognized $1.1 million and $1.7 million, respectively, of non-recurring fee income received from our portfolio companies or other third parties, which accounted for approximately 2.0% and 3.3%, respectively, of our total investment income during such period.  Such fee income is transaction based and typically consists of prepayment fees, structuring fees, amendment and consent fees and other non-recurring fees. As such, future fee income is generally dependent on new direct origination investments and the occurrence of prepayments and other events at existing portfolio companies resulting in such fees.

For the six months ended June 30, 2018 and 2017, expenses, net of incentive fee and administrative services expense waivers, were approximately $24.5 million and $20.7 million, respectively. The increase in expenses is primarily due to (i) an increase in interest expense of $2.9 million and (ii) an increase in base management fees and incentive fees (net of fee waivers) of $1.0 million. Base management fees and incentive fees (net of fee waivers) increased primarily due to an increase in our average gross assets. Interest expense increased primarily due to an increase in our average borrowings of approximately $58.7 million during the period and an increase in our cost of borrowing on the Credit Facilities. Average borrowings under the Credit Facilities were $464.0 million for the six months ended June 30, 2018 compared to $405.3 million for the six months ended June 30, 2017. As of June 30, 2018 and 2017, the annualized interest rate on borrowings was 4.7% and 3.9%, respectively.

For the six months ended June 30, 2018, the net increase in net assets resulting from operations (gross of stockholder distributions declared) was approximately $27.8 million. The increase was attributable to (i) net investment income of approximately $29.6 million and (ii) net unrealized appreciation on investments of approximately $9.1 million, offset by realized losses on investments of approximately $10.9 million.

For the six months ended June 30, 2017, the net increase in net assets resulting from operations (gross of stockholder distributions declared) was approximately $30.7 million. The increase was attributable to (i) net investment income of approximately $30.2 million and (ii) net realized gains of approximately $2.6 million, offset by unrealized depreciation on investments of approximately $2.1 million. The realized gains were primarily the result of the exit of one Private Loan equity investment.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Overview

As of June 30, 2018, we had approximately $37.6 million in cash and cash equivalents, which we held in various custodial accounts. In addition, as of June 30, 2018, we had $66.0 million in capacity available under the Credit Facilities, in the aggregate. To seek to enhance our returns, we intend to continue to employ leverage as market conditions permit and at the discretion of our Adviser, but in no event will leverage employed exceed 50% of the value of our total assets, which is the maximum we are allowed to borrow under the 1940 Act. See “Financial Condition, Liquidity and Capital Resources - Financing Arrangements.”

As of June 30, 2018, we had 35 senior secured loan investments and four equity investments with aggregate unfunded commitments of $51.0 million. We believe that we maintain sufficient cash and cash equivalents on hand and available borrowings to fund such unfunded commitments should the need arise.

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

Liquidity and Capital Resources

Cash Flows

For the six months ended June 30, 2018, we experienced a net decrease in cash and cash equivalents of approximately $8.2 million. During that period, approximately $48.3 million of cash was used in our operating activities, which principally consisted of the purchase of new portfolio investments of $314.3 million and accretion of unearned income of $7.4 million, offset by principal repayments from and sales of investments in portfolio companies of $243.1 million and a net increase in net assets resulting from operations of approximately $27.8 million. During the six months ended June 30, 2018, approximately $40.2 million was generated from financing activities, which principally consisted of a net $74.0 million increase in borrowings under the Credit Facilities, offset by $19.6 million in cash used for the redemption of our common stock and $14.1 million in cash distributions paid to stockholders.

For the six months ended June 30, 2017, we experienced a net increase in cash and cash equivalents of approximately $9.2 million. During that period, approximately $5.1 million of cash was used in our operating activities, which principally consisted of the purchase of new portfolio investments of $307.0 million and accretion of unearned income of $7.9 million, offset by principal repayments from and sales of investments in portfolio companies of $280.0 million and a net increase in net assets resulting from operations of approximately $30.7 million. During the six months ended June 30, 2017, approximately $14.3 million was generated from financing activities, which principally consisted of $31.5 million in net stock offering proceeds received and a net $4.0 million increase in borrowings under the Credit Facilities, offset by $12.7 million in cash distributions paid to stockholders and $7.9 million in cash used for the redemption of our common stock.

Continuous Public Offering

With the approval of our board of directors, we closed the Offering to new investors effective September 30, 2017. During the six months ended June 30, 2018, we raised proceeds of $13.8 million from our distribution reinvestment plan.

During the six months ended June 30, 2017, we raised proceeds of $48.6 million from the Offering, including proceeds from our distribution reinvestment plan, and incurred $2.9 million for selling commissions and Dealer Manager fees. We also incurred an obligation for $728,000 of costs related to the Offering during the period.

Distributions

The following table reflects the cash distributions per share that we have declared on our common stock during the six months ended June 30, 2018 and 2017 (dollars in thousands except per share amounts).

	Distributions
	Per Share	Amount
2018
Three months ended June 30, 2018	$0.18	$13,855
Three months ended March 31, 2018	$0.17	$13,803
2017
Three months ended June 30, 2017	$0.18	$13,438
Three months ended March 31, 2017	$0.17	$12,922

On June 21, 2018, with the authorization of our board of directors, we declared distributions to our stockholders for the period of July 2018 through September 2018. These distributions have been, or will be, calculated based on stockholders of record each day from July 1, 2018 through September 30, 2018 in an amount equal to $0.00191781 per share, per day. Distributions are paid on the first business day following the completion of each month to which they relate.

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
The determination of the tax attributes of our distributions is made annually at the end of our taxable year, based upon our taxable income for the full taxable year and distributions paid for the full taxable year. Therefore, a determination made on an interim basis may not be representative of the actual tax attributes of distributions for a full year. If we had determined the tax attributes of our distributions taxable year-to-date as of June 30, 2018, 100% would be from our current and accumulated earnings and profits. However, there can be no certainty to stockholders that this determination is representative of what the actual tax attributes of our fiscal and taxable years ending December 31, 2018 distributions to stockholders will be. The actual tax characteristics of distributions to stockholders will be reported to the Internal Revenue Service and stockholders subject to information reporting after the close of each calendar year on Form 1099-DIV.

We have adopted an “opt in” distribution reinvestment plan for our stockholders. As a result, if we make a distribution, our stockholders will receive distributions in cash unless they specifically “opt in” to the distribution reinvestment plan so as to have their cash distributions reinvested in additional shares of our common stock.

We may fund our cash distributions from any sources of funds legally available, including stock offering proceeds, if any, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and fee waivers from our Advisers. We have not established any limit on the extent to which we may use borrowings or stock offering proceeds to fund distributions. Our distributions may exceed our earnings. As a result, a portion of the distributions we make may represent a return of capital for U.S. federal income tax purposes.

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

Financing Arrangements

We anticipate that we will continue to fund our investment activities through existing cash, capital raised from our stock offerings, if any, proceeds from our dividend reinvestment plan and borrowings on the Credit Facilities. However, with the approval of our board of directors, we closed the Offering to new investors effective September 30, 2017. Our primary uses of funds in both the short-term and long-term are expected to be investments in portfolio companies, operating expenses and cash distributions to holders of our common stock.

As of June 30, 2018, we had $120.0 million outstanding and $0.0 million available under our TIAA Credit Facility, and $384.0 million outstanding and $66.0 million available under the Deutsche Bank Credit Facility, both of which we estimated approximated fair value. Availability under each of the Credit Facilities is subject to certain limitations and the asset coverage restrictions under the 1940 Act. For further information on our Credit Facilities, including key terms and financial covenants, refer to Note 5 - Borrowings to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017 as well as Note 5 - Borrowings to the condensed consolidated financial statements included elsewhere in this Report.

As a BDC, we have historically been able to issue “senior securities,” including borrowing money from banks or other financial institutions, only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such incurrence or issuance. In March 2018, the Small Business Credit Availability Act (the “SBCAA”) was enacted into law. The SBCAA, among other things, amended the 1940 Act to reduce the asset coverage requirement applicable to BDCs from 200% to 150% so long as the BDC meets certain disclosure requirements, obtains certain approval and, in the case of unlisted BDCs, makes an offer to repurchase shares held by its stockholders as of the date of the requisite approval. Effectiveness of the reduced asset coverage requirements to a BDC requires approval by either (1) a “required majority” (as defined in Section 57(o) of the 1940 Act) of such BDC’s board of directors with effectiveness one year after the date of such approval or (2) a majority of the votes cast at a special or annual meeting of such BDC’s stockholders at which a quorum is present, which is effective the day after such stockholder approval. The Company has not requested or obtained either such approval. As of June 30, 2018, our asset coverage ratio under BDC regulations was 216% when assuming our unfunded commitments are treated as senior securities. As of December 31, 2017, our asset coverage ratio under BDC regulations was 236% when assuming our unfunded commitments are treated as senior securities. As of June 30, 2018, considering these limitations, we had the ability to draw upon the entire $66.0 million of remaining capacity in the Credit Facilities.

Although in the past we have been able to secure access to potential additional liquidity, through proceeds from the Offering and also by entering into the Credit Facilities, there is no assurance that equity or debt capital will be available to us in the future on favorable terms, or at all.

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

 Contractual Obligations

As of June 30, 2018, we had $504.0 million in borrowings outstanding under the Credit Facilities. Our TIAA Credit Facility will mature March 6, 2020, with two one-year extension options, subject to lender approval, and the Deutsche Bank Credit Facility will mature on November 20, 2022. See Note 5 - Borrowings to the financial statements included elsewhere in this Report for a description of the Credit Facilities.

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings at June 30, 2018 is as follows:

	Payments Due By Period (dollars in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
TIAA Credit Facility(1)	$120,000	$—	$120,000	$—	$—
Deutsche Bank Credit Facility(2)	384,000	—	—	384,000	—
Total Credit Facilities	$504,000	$—	$120,000	$384,000	$—

(1)	At June 30, 2018, $0.0 million was available under our TIAA Credit Facility.

(2)
At June 30, 2018, $66.0 million remained available under the Deutsche Bank Credit Facility; however, our borrowing ability is limited to the asset coverage ratio restrictions imposed by the 1940 Act, as discussed above.

Off-Balance Sheet Arrangements

As of June 30, 2018, we had a total of approximately $51.0 million in outstanding commitments comprised of (i) 35 commitments to fund revolving loans that had not been fully drawn or term loans that had not been funded and (ii) four capital commitments that had not been fully called. We recognized unrealized depreciation of approximately $316,000 on our outstanding unfunded loan commitments and no unrealized appreciation or depreciation on our outstanding unfunded capital commitments during the six months ended June 30, 2018. We reasonably believe that we maintain sufficient assets and available borrowings to adequately cover and allow us to satisfy our outstanding unfunded commitments should the need arise. At December 31, 2017, we had a total of approximately $45.4 million in outstanding commitments comprised of (i) 28 commitments to fund revolving loans that had not been fully drawn or term loans that had not been funded and (ii) four capital commitments that had not been fully called. We recognized unrealized appreciation of approximately $14,000 on our outstanding unfunded loan commitments and no unrealized appreciation or depreciation on our outstanding unfunded capital commitments during the year ended December 31, 2017. We had equity commitments of up to $30.0 million to HMS-ORIX, which were fully funded as of each of June 30, 2018 and December 31, 2017.

	Commitments and Contingencies
	(dollars in thousands)
	June 30, 2018	December 31, 2017
Unfunded Loan Commitments
Adams Publishing Group, LLC	$166	$—
American Nuts, LLC	1,266	—
Apex Linen Services, Inc.	403	403
Arcus Hunting, LLC	602	976
BarFly Ventures, LLC	368	613
BBB Tank Services	37	—
BigName Holdings, LLC	29	101
Boccella Precast Products, LLC	245	500
CDHA Management, LLC	1,973	2,343
Chamberlin HoldCo, LLC	400	—
Charps, LLC	1,000	1,000
Clad-Rex Steel, LLC	100	100
CTVSH, PLLC	200	200
Datacom, LLC	—	25
Direct Marketing Solutions, Inc.	400	—
DTE Enterprises, LLC	750	—
Felix Investments Holdings II LLC	1,667	1,667
Gamber-Johnson Holdings, LLC	300	300
GST Autoleather Inc.	—	1,281
Guerdon Modular Holdings, Inc.	400	400
Hawk Ridge Systems, LLC	400	400
Hojeij Branded Foods, Inc.	1,588	1,923
Hoover Group, Inc.	2,313	—
Hostway Corporation	—	7
Hunter Defense Technologies, Inc.	2,832	—
HW Temps LLC	200	200
LaMi Products, LLC	294	294
Market Force Information, Inc.	400	400
Meisler Operating, LLC	320	400
Mystic Logistics Holdings, LLC	200	200
New Era Technology, Inc.	479	—
NexRev, LLC	1,000	—
NNE Partners, LLC	2,042	5,542
NuStep, LLC	300	300
Permian Holdco 2, Inc.	—	97
PPC/Shift, LLC	500	500
Radiology Partners, Inc.	5,254	—
Resolute Industrial LLC	5,750	5,750
Wireless Vision Holdings, LLC	2,115	2,084
Unfunded Capital Commitments
Brightwood Capital Fund III, LP	1,000	1,000
Brightwood Capital Fund IV, LP	8,000	9,000
Copper Trail Energy Fund I LP	1,754	2,500
Freeport Financial Funds	3,942	4,941
Total	$50,989	$45,447

Recent Developments and Subsequent Events

On July 13, 2018, we filed a tender offer statement on Schedule TO with the SEC to commence an offer by us to purchase, as approved by our board of directors, 1,013,133.18 shares of our issued and outstanding common stock, par value $0.001 per share. The offer is for cash at a purchase price equal to the NAV per share to be determined within 48 hours of the repurchase date.

On August 8, 2018, we, our Adviser and our Sub-Adviser entered into a conditional income incentive fee agreement (the “Second Quarter 2018 Fee Waiver Agreement”), pursuant to which, for a period from April 1, 2018 through June 30, 2018, our Advisers could waive the “subordinated incentive fee on income,” as such term is defined in the Investment Advisory Agreement, upon the occurrence of any event that, in our Advisers’ sole discretion, causes such waiver to be deemed necessary. The Second Quarter 2018 Fee Waiver Agreement may require us to repay our Advisers for previously waived payments of up to 100% of our operating expenses or waived base management fees or incentive fees under certain circumstances. The previously waived fees are potentially subject to repayment by us, if at all, within a period not to exceed three years from the date of each respective fee waiver.

On August 10, 2018, our board of directors determined that it was desirable and in the best interest of the Company to modify the manner in which the amount of shares to be repurchased pursuant to our share repurchase program during each calendar quarter is calculated. Beginning with our tender offer in the fourth fiscal quarter of 2018, the amount of shares of our common stock to be repurchased during any calendar quarter will be equal to the lesser of (i) the number of shares of common stock we can repurchase with the proceeds we received from the issuance of common stock under our distribution reinvestment plan during the prior calendar quarter or (ii) 2.5% of the weighted average number of shares of common stock outstanding in the prior four calendar quarters. All other provisions of our share repurchase program remained unchanged.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, in particular changes in interest rates. Changes in interest rates may affect our interest income from portfolio investments, the fair value of our fixed income investments, and our cost of funding.

Our interest income will be affected by changes in various interest rates, including LIBOR and prime rates, to the extent any of our debt investments include floating interest rates. We generally invest in floating rate debt instruments, meaning that the interest rate payable on such instrument resets periodically based upon changes in a specified interest rate index, typically the one-month or three-month LIBOR. As of June 30, 2018, approximately 88.8% of our LMM, Private Loan, and Middle Market portfolio debt investments (based on cost) contained floating interest rates. As of June 30, 2018, the one-month LIBOR was approximately 2.09% and the three-month LIBOR was approximately 2.34%. However, many of our investments provide that the specified interest rate index on such instruments will never fall below a level, or floor, generally between 100 and 150 basis points regardless of the level of the specified index rate, which minimizes the negative impact to our interest income that would result from a decline in index rates.

In addition, any fluctuations in prevailing interest rates may affect the fair value of our fixed rate debt instruments and result in changes in unrealized gains and losses, and may also effect a net increase or decrease in net assets resulting from operations. Such changes in unrealized appreciation and depreciation will materialize into realized gains and losses if we sell our investments before their respective debt maturity dates.

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

The following table shows the approximate annualized increase or decrease (dollars in thousands) in the components of net investment income due to hypothetical interest rate index changes, assuming no changes in our investments and borrowings as of June 30, 2018.

Change in interest rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 100 basis points	$(8,749)	$(5,040)	$(3,709)
Down 50 basis points	(4,400)	(2,520)	(1,880)
Up 50 basis points	4,435	2,520	1,915
Up 100 basis points	8,870	5,040	3,830
Up 200 basis points	17,741	10,080	7,661
Up 300 basis points	26,611	15,120	11,491

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

If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. As of June 30, 2018, we had not entered into any interest rate hedging arrangements.

Item 4.    Controls and Procedures.

In accordance with the Exchange Act, Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2018, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act), during the six months ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the “Risk Factors” discussed in each of our annual report on Form 10-K for the year ended December 31, 2017 and our quarterly report on Form 10-Q for the quarter ended March 31, 2018, which could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Repurchases of our common stock pursuant to our tender offer are as follows:

Period	Total Number of Shares Purchased	Average Price per Share	Cumulative Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)

April 1, 2018 through April 30, 2018	—	$—	—	—
May 1, 2018 through May 31, 2018	1,242,890.47	8.17	1,242,890.47	—
June 1, 2018 through June 30, 2018	—	—	—	—

Item 3.    Defaults upon Senior Securities.

None.

Item 4.    Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

Not applicable.

Item 6.    Exhibits.

Exhibit No.	Description
10.1
Second Quarter 2018 Conditional Income Incentive Fee Waiver Agreement, dated as of August 8, 2018, by and among the Registrant, HMS Adviser LP and MSC Adviser I, LLC (Filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on August 9, 2018 (File No. 814-00939) and incorporated herein by reference).

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

HMS INCOME FUND, INC.

Date:	August 14, 2018	By:	/s/ SHERRI W. SCHUGART
Sherri W. Schugart
Chairman, Chief Executive Officer and President

Date:	August 14, 2018	By:	/s/ RYAN T. SIMS
Ryan T. Sims
Chief Financial Officer and Secretary