Form 10-Q
period 2018-09-30
HMS INCOME FUND, INC.
filed 2018-11-14
CIK 1535778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________
 FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

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

The issuer had 79,147,572 shares of common stock outstanding as of November 13, 2018.

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

PART I — FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

HMS Income Fund, Inc.
Condensed Consolidated Balance Sheets
(dollars in thousands, except share and per share amounts)

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Portfolio investments at fair value:
Non-Control/Non-Affiliate investments (amortized cost: $944,195 and $948,029 as of September 30, 2018 and December 31, 2017, respectively)	$933,953	$922,898
Affiliate investments (amortized cost: $131,355 and $71,708 as of September 30, 2018 and December 31, 2017, respectively)	140,798	76,862
Control investments (amortized cost: $45,493 and $44,592 as of September 30, 2018 and December 31, 2017, respectively)	55,571	49,679
Total portfolio investments (amortized cost: $1,121,043 and $1,064,329 as of September 30, 2018 and December 31, 2017, respectively)	1,130,322	1,049,439

Cash and cash equivalents	23,728	45,791
Interest receivable	9,204	8,638
Receivable for securities sold	17,347	4,959
Prepaid and other assets	3,647	4,072
Deferred financing costs (net of accumulated amortization of $1,309 and $309 as of September 30, 2018 and December 31, 2017, respectively)	5,169	6,163
Total assets	$1,189,417	$1,119,062

LIABILITIES
Accounts payable and other liabilities	$1,329	$1,459
Stockholder distributions payable	4,527	4,772
Base management fees payable	5,904	5,682
Due to affiliates	38	59
Directors’ fees payable	27	17
Payable for securities purchased	16,857	29,284
Credit facilities payable	510,000	430,000
Total liabilities	538,682	471,273

Commitments and Contingencies (Note 12)

NET ASSETS
Common stock, $.001 par value; 150,000,000 shares authorized, 78,616,770 and 79,511,731 issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	79	80
Additional paid-in capital	678,579	685,593
Accumulated distributions in excess of net investment income	(36,653)	(22,660)
Net unrealized depreciation on investments	8,730	(15,224)
Total net assets	650,735	647,789

Total liabilities and net assets	$1,189,417	$1,119,062

Net asset value per share	$8.28	$8.15

See notes to the condensed consolidated financial statements.

HMS Income Fund, Inc.
Condensed Consolidated Statements of Operations
(dollars in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
INVESTMENT INCOME:
From non-control/non-affiliate investments:
Interest income	$25,753	$22,752	$71,635	$67,852
Fee income	748	145	1,669	1,682
Dividend income	268	188	797	572
From affiliate investments:
Interest income	2,359	1,307	6,312	3,408
Fee income	16	53	118	156
Dividend income	843	582	1,870	1,563
From control investments:
Interest income	151	164	463	502
Fee income	17	15	52	56
Dividend income	709	125	2,057	452
Total interest, fee and dividend income	30,864	25,331	84,973	76,243
EXPENSES:
Interest expense	6,626	5,004	17,861	13,342
Base management and incentive fees	9,135	5,648	20,720	18,419
Internal administrative services expenses	623	694	2,044	2,228
Offering costs	101	881	308	1,679
Professional fees	124	141	539	465
Insurance	47	47	143	143
Other general and administrative	511	509	1,447	1,128
Expenses before fee and expense waivers	17,167	12,924	43,062	37,404
Waiver of incentive fees	(3,231)	—	(3,385)	(2,318)
Waiver of internal administrative services expenses	(623)	(694)	(2,044)	(2,228)
Total expenses, net of fee and expense waivers	13,313	12,230	37,633	32,858
Net investment income before taxes	17,551	13,101	47,340	43,385
Income tax expense (benefit), including excise tax	(226)	61	(29)	139
NET INVESTMENT INCOME	17,777	13,040	47,369	43,246
NET REALIZED GAIN (LOSS) ON INVESTMENTS
Non-Control/Non-Affiliate investments	(8,845)	(227)	(20,668)	2,408
Affiliate investments	(9)	951	903	951
Control investments	—	—	—	—
Total realized gain (loss) on investments	(8,854)	724	(19,765)	3,359
NET REALIZED INCOME	8,923	13,764	27,604	46,605
NET CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION) ON INVESTMENTS
Non-Control/Non-Affiliate investments	7,391	(5,533)	14,707	(9,663)
Affiliate investments	3,378	(48)	4,258	1,824
Control investments	4,088	531	4,990	674
Total net change in unrealized appreciation (depreciation) on investments	14,857	(5,050)	23,955	(7,165)
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$23,780	$8,714	$51,559	$39,440
PER SHARE INFORMATION - BASIC AND DILUTED
NET INVESTMENT INCOME PER SHARE	$0.23	$0.16	$0.60	$0.56
NET REALIZED INCOME PER SHARE	$0.12	$0.18	$0.35	$0.61
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE (EARNINGS PER SHARE)	$0.30	$0.11	$0.65	$0.51
DISTRIBUTIONS DECLARED PER SHARE	$0.17	$0.17	$0.52	$0.52
WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	78,982,226	78,807,225	79,383,151	76,899,096
See notes to the condensed consolidated financial statements.

HMS Income Fund, Inc.
Condensed Consolidated Statements of Changes in Net Assets
(dollars in thousands, except share and per share amounts)
(Unaudited)

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Change in Net Assets from Operations:
Net investment income	$47,369	$43,246
Net realized gain (loss) on investments	(19,765)	3,359
Net change in unrealized appreciation (depreciation) on investments	23,955	(7,165)
Net increase in net assets resulting from operations	51,559	39,440

Change in Net Assets from Stockholders’ Distributions:
Distributions from net investment income	(41,596)	(36,911)
Distributions from net realized gain on investments	—	(3,359)
Net decrease in net assets resulting from stockholders’ distributions	(41,596)	(40,270)

Change in Net Assets from Capital Share Transactions:
Issuance of common stock, net of issuance costs	—	42,366
Reinvestment of stockholder distributions	20,550	20,594
Repurchase of common stock	(27,567)	(14,018)
Net increase (decrease) in net assets resulting from capital share transactions	(7,017)	48,942

Total Increase in Net Assets	2,946	48,112
Net Assets at beginning of the period	647,789	597,833
Net Assets at end of the period	$650,735	$645,945

NAV per share at end of the period	$8.28	$8.16

Common shares outstanding, beginning of the period	79,511,731	73,382,971
Issuance of common shares	—	5,063,398
Issuance of common shares pursuant to distribution reinvestment plan	2,477,245	2,466,862
Repurchase of common shares	(3,372,206)	(1,708,271)
Common shares outstanding, end of the period	78,616,770	79,204,960

See notes to the condensed consolidated financial statements.

HMS Income Fund, Inc.
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)
(Unaudited)

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$51,559	$39,440
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Principal repayments received and proceeds from sales of investments in portfolio companies	386,110	370,941
Investments in portfolio companies	(476,524)	(470,875)
Net change in unrealized (appreciation) depreciation on portfolio investments	(23,955)	7,165
Net realized (gain) loss on sale of portfolio investments	19,765	(3,359)
Amortization of deferred financing costs	1,000	1,013
Amortization of deferred offering costs	308	1,679
Accretion of unearned income	(11,429)	(10,793)
Net payment-in-kind interest accrual	(977)	(897)
Changes in other assets and liabilities:
Interest receivable	(566)	(2,448)
Prepaid and other assets	1,949	(390)
Base management fees payable	222	628
Due to affiliates	(21)	(83)
Directors’ fees payable	10	12
Accounts payable and other liabilities	(348)	285
Payable for unsettled trades	—	(780)
Net cash used in operating activities	(52,897)	(68,462)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	—	46,041
Redemption of common stock	(27,567)	(14,018)
Payment of selling commissions and dealer manager fees	—	(3,511)
Payment of offering costs	(308)	(959)
Payment of stockholder distributions	(21,291)	(19,465)
Repayments on credit facilities payable	(279,000)	(339,000)
Proceeds from credit facilities payable	359,000	416,000
Payment of deferred financing costs	—	(636)
Net cash generated from financing activities	30,834	84,452

Net increase (decrease) in cash and cash equivalents	(22,063)	15,990

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	45,791	23,719

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$23,728	$39,709

See notes to the condensed consolidated financial statements.

HMS Income Fund, Inc. Consolidated Schedule of Investments
As of September 30, 2018
(dollars in thousands)
Portfolio Company (1) (3)	Business Description	Type of Investment (2) (3)	Index Rate (22)	Principal (7)	Cost (7)	Fair Value (26)

Control Investments (6)
Copper Trail Energy Fund I, LP (9) (15)	Investment Partnership	LP Interests (Copper Trail Energy Fund I, LP) (Fully diluted 30.1%) (16)	—	$—	$3,246	$3,473
CTMH, LP (9) (15)	Investment Partnership	LP Interests (CTMH, LP) (Fully diluted 38.8%)	—	—	872	872
GRT Rubber Technologies, LLC (10) (13)	Manufacturer of Engineered Rubber Products	LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 11.10%, Secured Debt (Maturity - December 19, 2019) (8)	1 month LIBOR	4,975	4,940	4,975
		Member Units (2,896 units)	—	—	6,435	15,781
					11,375	20,756
HMS-ORIX SLF LLC (9) (15)	Investment Partnership	Membership Interests (Fully diluted 60.00%) (16)	—	—	30,000	30,470

Subtotal Control Investments (6) (5% of total investments at fair value)					$45,493	$55,571
Affiliate Investments (4)
AFG Capital Group, LLC (10) (13)	Provider of Rent-to-Own Financing Solutions and Services	Member Units (46 units) (16)	—	$—	$300	$985
		Warrants (10 equivalent units, Expiration - November 7, 2024)	—	—	65	235
					365	1,220
Brewer Crane Holdings, LLC (10) (13)	Provider of Crane Rental and Operating Services	LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 12.10%, Secured Debt (Maturity - January 9, 2023) (8)	1 month LIBOR	2,417	2,376	2,376
		Preferred Member Units (737 units)	—	—	1,070	1,070
					3,446	3,446
Chamberlin HoldCo, LLC (10) (13)	Roofing and waterproofing specialty subcontractor	LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 12.38%, Secured Debt (Maturity - February 23, 2023) (8)	1 month LIBOR	5,400	5,277	5,277
		Member Units (1,087 units)	—	—	2,860	4,448
					8,137	9,725
Charlotte Russe, Inc.	Fast-Fashion Retailer to Young Women	8.50% Secured Debt (Maturity - February 2, 2023)	None	6,253	6,253	5,555
		Common Stock (14,973 shares)	—	—	2,470	2,470
					8,723	8,025
Charps, LLC (10) (13)	Pipeline Maintenance and Construction	12.00% Secured Debt (Maturity - January 31, 2022)	None	3,975	3,901	3,901
		LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 9.10% Secured Debt (Maturity - February 3, 2022) (8)	1 month LIBOR	400	399	399
		Preferred Member Units (400 units)	—	—	100	263
					4,400	4,563
Clad-Rex Steel, LLC (10) (13)	Specialty Manufacturer of Vinyl-Clad Metal	LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 11.60%, Secured Debt (Maturity - December 20, 2021) (8)	1 month LIBOR	3,120	3,075	3,120
		Member Units (179 units) (16)	—	—	1,820	2,595
		10.00% Secured Debt (Clad-Rex Steel RE Investor, LLC) (Maturity - December 19, 2036)	None	292	289	289
		Member Units (Clad-Rex Steel RE Investor, LLC) (200 units)	—	—	53	70
					5,237	6,074
Digital Products Holdings LLC (10) (13)	Designer and Distributor of Consumer Electronics	LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 12.13%, Secured Debt (Maturity - March 31, 2023) (8)	1 month LIBOR	6,517	6,396	6,396
		Preferred Member Units (863 units)	—	—	2,116	2,116
					8,512	8,512
Direct Marketing Solutions, Inc. (10) (13)	Provider of Omni-Channel Direct Marketing Services	LIBOR Plus 11.00% (Floor 1.00%), Current Coupon 13.13%, Secured Debt (Maturity - February 13, 2023) (8)	1 month LIBOR	4,563	4,448	4,457
		Preferred Stock (2,100 shares)	—	—	2,100	2,945
					6,548	7,402
Freeport Financial Funds (9) (15)	Investment Partnership	LP Interests (Freeport First Lien Loan Fund III, LP) (Fully diluted 6.0%) (16)	—	$—	$8,558	$8,383
Gamber-Johnson Holdings, LLC (10) (13)	Manufacturer of Ruggedized Computer Mounting Systems	LIBOR Plus 8.00% (Floor 2.00%), Current Coupon 10.10%, Secured Debt (Maturity - June 24, 2021) (8)	1 month LIBOR	5,631	5,550	5,631
		Member Units (2,155 units) (16)	—	—	3,711	10,030
					9,261	15,661
Guerdon Modular Holdings, Inc. (10) (13)	Multi-Family and Commercial Modular Construction Company	13.00% Secured Debt (Maturity - March 1, 2019)	None	3,147	3,118	2,996
		Common Stock (53,008 shares)	—	—	746	—
		Class B Preferred Stock (101,250 shares)	—	—	285	—
					4,149	2,996
Gulf Publishing Holdings, LLC (10) (13)	Energy Industry Focused Media and Publishing	12.50% Secured Debt (Maturity - April 29, 2021)	None	3,166	3,127	3,127
		LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 11.60%, Secured Debt (Maturity - September 30, 2020) (8)	1 month LIBOR	40	40	40
		Member Units (781 units)	—	—	920	1,142
					4,087	4,309
Harris Preston Fund Investments (9) (15) (16)	Investment Partnership	LP Interests (HPEP 3, LP) (Fully diluted 8.2%)	—	—	1,733	1,733
		LP Interests (2717 MH, LP) (Fully diluted 49.3%)	—	—	1,040	1,133
					2,773	2,866
Hawk Ridge Systems, LLC (9) (10) (13)	Value-Added Reseller of Engineering Design and Manufacturing Solutions	10.50% Secured Debt (Maturity - December 2, 2021)	None	3,575	3,523	3,575
		Preferred Member Units (56 units) (16)	—	—	713	1,752
		Preferred Member Units (HRS Services, ULC) (56 units) (16)	—	—	38	93
					4,274	5,420
HW Temps LLC (10) (13)	Temporary Staffing Solutions	LIBOR Plus 13.00% (Floor 1.00%), Current Coupon 15.10%, Secured Debt (Maturity - July 2, 2020) (8)	1 month LIBOR	2,494	2,465	2,483
		Preferred Member Units (800 units) (16)	—	—	986	986
					3,451	3,469
Market Force Information, Inc. (10) (13)	Provider of Customer Experience Management Services	LIBOR Plus 11.00% (Floor 1.00%), Current Coupon 13.32%, Secured Debt (Maturity - July 28, 2022) (8)	1 month LIBOR	5,700	5,611	5,611
		LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 9.32%, Secured Debt (Maturity - July 28, 2022) (8)	1 month LIBOR	100	100	100
		Member Units (170,000 units)	—	—	3,675	3,563
					9,386	9,274
M.H. Corbin Holding LLC (10) (13)	Manufacturer and Distributor of Traffic Safety Products	10.00% Current / 3.00% PIK Secured Debt (Maturity - August 31, 2020)	None	3,019	2,981	2,982
		Preferred Member Units (1,000 units)	—	—	1,500	1,125
					4,481	4,107
Mystic Logistics Holdings, LLC (10) (13)	Logistics and Distribution Services Provider for Large Volume Mailers	12.00% Secured Debt (Maturity - August 15, 2019)	None	1,884	1,868	1,875
		Common Stock (1,468 shares) (16)	—	—	680	178
					2,548	2,053
NexRev, LLC (10) (13)	Provider of Energy Efficiency Products & Services	10.00% Secured Debt (Maturity - February 28, 2023)	None	4,360	4,272	4,281
		Preferred Member Units (21,600,000 units)	—	—	1,720	1,972
					5,992	6,253

NuStep, LLC (10) (13)	Designer, Manufacturer and Distributor of Fitness Equipment	12.00% Secured Debt (Maturity - January 31, 2022)	None	$5,150	$5,066	$5,067
		Preferred Member Units (102 units)	—	—	2,550	2,550
					7,616	7,617
SI East, LLC (10) (13)	Rigid Industrial Packaging Manufacturing	10.25% Secured Debt (Maturity - August 31, 2023)	None	11,750	11,564	11,576
		Preferred Member Units (52 units)	—	—	2,000	2,000
					13,564	13,576
Tedder Acquisition, LLC (10) (13)	Manufacturer of Firearm Holsters and Accessories	12.00% Secured Debt (Maturity - August 31, 2023)	None	4,100	3,978	3,978
		Preferred Member Units (110 units)	—	—	1,869	1,869
					5,847	5,847

Subtotal Affiliate Investments (4) (12% of total investments at fair value)					$131,355	$140,798

Non-Control/Non-Affiliate Investments (5)
AAC Holdings Inc. (8)	Substance Abuse Treatment Service Provider	LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 9.09%, Secured Debt (Maturity - June 30, 2023)	3 month LIBOR	$14,594	$14,325	$14,813
Adams Publishing Group, LLC (8) (11)	Local Newspaper Operator	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 9.84%, Secured Debt (Maturity - July 3, 2023)	3 month LIBOR	8,321	8,145	8,144
		PRIME Plus 4.00% (Floor 1.00%), Current Coupon 9.00%, Secured Debt (Maturity - July 3, 2023)	PRIME	2,950	2,855	2,855
					11,000	10,999
ADS Tactical, Inc. (8) (11)	Value-Added Logistics and Supply Chain Solutions Provider to the Defense Industry	LIBOR Plus 6.25% (Floor 0.75%), Current Coupon 8.49%, Secured Debt (Maturity - July 26, 2023)	1 month LIBOR	16,458	16,308	16,308
Aethon United BR, LP (8) (11)	Oil & Gas Exploration & Production	LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 8.88%, Secured Debt (Maturity - September 8, 2023) (14)	1 month LIBOR	4,062	4,009	4,009
Allen Media, LLC (8) (12)	Operator of Cable Television Networks	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.81%, Secured Debt (Maturity - August 30, 2023)	3 month LIBOR	17,143	16,647	16,693
Allflex Holdings III Inc. (8)	Manufacturer of Livestock Identification Products	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 9.35%, Secured Debt (Maturity - July 19, 2021) (14)	3 month LIBOR	13,232	13,321	13,311
American Nuts, LLC (8) (11)	Roaster, Mixer and Packager of Bulk Nuts and Seeds	LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 10.34%, Secured Debt (Maturity - April 10, 2023)	3 month LIBOR	11,221	11,011	11,012
		LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 10.34%, Secured Debt (Maturity - October 10, 2018)	3 month LIBOR	422	414	414
					11,425	11,426
American Scaffold Holdings, Inc. (8) (11)	Marine Scaffolding Service Provider	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.89%, Secured Debt (Maturity - March 31, 2022)	3 month LIBOR	6,750	6,682	6,716
American Teleconferencing Services, Ltd. (8)	Provider of Audio Conferencing and Video Collaboration Solutions	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.84%, Secured Debt (Maturity - December 8, 2021)	2 month LIBOR	14,798	14,064	14,327
Apex Linen Service, Inc. (10) (13)	Industrial Launderers	16.00% Secured Debt (Maturity - October 30, 2022)	None	3,604	3,558	3,558
		LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 11.10%, Secured Debt (Maturity - October 30, 2022) (8)	1 month LIBOR	600	600	600
					4,158	4,158
APTIM Corp	Engineering, Construction and Procurement	7.75% Secured Debt (Maturity - June 15, 2025)	None	6,952	6,141	5,979
Arcus Hunting, LLC (8) (11)	Manufacturer of Bowhunting and Archery Products and Accessories	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 9.34%, Secured Debt (Maturity - November 13, 2019)	1 month LIBOR	8,559	8,512	8,556
Arise Holdings, Inc. (11)	Tech-enabled business process outsourcing	Preferred Stock (1,000,000 shares)	—	—	1,000	1,264
ASC Ortho Management Company, LLC (11)	Provider of Orthopedic Services	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 9.81%, Secured Debt (Maturity - August 31, 2023) (8)	1 month LIBOR	$4,660	$4,553	$4,568
		13.25% PIK Secured Debt (Maturity - December 1, 2023) (14)	None	1,553	1,514	1,514
					6,067	6,082
ATI Investment Sub, Inc. (8)	Manufacturer of Solar Tracking Systems	LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 9.49%, Secured Debt (Maturity - June 22, 2021)	1 month LIBOR	5,624	5,524	5,556
ATX Networks Corp. (8) (9)	Provider of Radio Frequency Management Equipment	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 8.39%, Current Coupon plus PIK 9.39%, Secured Debt (Maturity - June 11, 2021)	3 month LIBOR	14,133	13,961	13,426
BarFly Ventures, LLC (11)	Casual Restaurant Group	12.00% Secured Debt (Maturity - August 31, 2020)	None	3,272	3,237	3,270
		Warrants (.410 equivalent units, Expiration - August 31, 2025)	—	—	158	137
		Options (.731 equivalent units)	—	—	133	245
					3,528	3,652
BBB Tank Services, LLC (10) (13)	Maintenance, Repair and Construction Services to the Above-Ground Storage Tank Market	17.00% Secured Debt (Maturity - April 8, 2021)	None	1,000	991	974
		LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 11.98%, Secured Debt (Maturity - April 9, 2018) (8)	1 month LIBOR	163	163	163
		Member Units (200,000 units)	—	—	200	118
					1,354	1,255
Berry Aviation, Inc. (11)	Airline Charter Service Operator	10.50% Current / 1.50% PIK, Secured Debt (Maturity - January 6, 2024) (14)	None	4,463	4,398	4,398
		Preferred Member Units (Berry Acquisition, LLC) (1,548,387 units, 8.00% cumulative)	—	—	1,548	1,548
					5,946	5,946
BigName Commerce, LLC (8) (11)	Provider of Envelopes and Complimentary Stationery Products	LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 9.59%, Secured Debt (Maturity - May 11, 2022)	3 month LIBOR	2,493	2,470	2,470
Binswanger Enterprises, LLC (8) (11)	Glass Repair and Installation Service Provider	LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 10.32%, Secured Debt (Maturity - March 9, 2022)	3 month LIBOR	14,368	14,155	14,368
		Member Units (1,050,000 units)	—	—	1,050	1,330
					15,205	15,698
Bluestem Brands, Inc. (8)	Multi-Channel Retailer of General Merchandise	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 9.74%, Secured Debt (Maturity - November 6, 2020)	3 month LIBOR	12,398	12,274	8,277
Boccella Precast Products, LLC (10) (13)	Manufacturer of Precast Hollow Core Concrete	LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 12.34%, Secured Debt (Maturity - June 30, 2022) (8)	1 month LIBOR	4,071	3,992	4,063
		Member Units (540,000 units)	—	—	540	1,240
					4,532	5,303
Brightwood Capital Fund Investments (9) (15)	Investment Partnership	LP Interests (Brightwood Capital Fund III, LP) (Fully diluted 1.60%) (16)	—	—	4,075	3,517
		LP Interests (Brightwood Capital Fund IV, LP) (Fully diluted 0.80%) (16)	—	—	3,037	3,126
					7,112	6,643
Brundage-Bone Concrete Pumping, Inc.	Construction Services Provider	10.38% Secured Debt (Maturity - September 1, 2023) (14)	None	12,000	12,066	12,750
Buca C, LLC (10) (13)	Casual Restaurant Group	LIBOR Plus 9.25% (Floor 1.00%), Current Coupon 11.36%, Secured Debt (Maturity - June 30, 2020) (8)	1 month LIBOR	12,936	12,832	12,832
		Preferred Member Units (4 units, 6.00% cumulative) (16)	—	—	2,866	2,909
					15,698	15,741
BW NHHC Holdco, Inc. (8)	Full-Continuum Provider of Home Health Services	LIBOR Plus 5.00%, Current Coupon 7.16%, Secured Debt (Maturity - May 15, 2025)	1 month LIBOR	$7,481	$7,373	$7,373
Cadence Aerospace, LLC (8) (11)	Aerospace Manufacturing	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.82%, Secured Debt (Maturity - November 14, 2023)	3 month LIBOR	19,517	19,343	19,480
CAI Software, LLC (10) (13)	Provider of Specialized Enterprise Resource Planning Software	12.00% Secured Debt (Maturity - October 10, 2019)	None	821	814	821
		Member Units (16,339 units) (16)	—	—	163	655
					977	1,476
Cenveo Corporation	Provider of Commercial Printing, Envelopes, Labels, Printed Office Products	LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 11.12%, Secured Debt (Maturity - June 7, 2023) (8)	1 month LIBOR	4,995	4,599	4,895
		Common Stock (138,889 shares)	—	—	4,163	4,340
					8,762	9,235
Clarius BIGS, LLC (11) (18)	Prints & Advertising Film Financing	15.00% PIK Secured Debt (Maturity - January 5, 2015) (18)	None	2,140	1,882	60
		20.00% PIK Secured Debt (Maturity - January 5, 2015) (18)	None	773	680	22
					2,562	82
Clickbooth.com, LLC (8) (11)	Provider of Digital Advertising Performance Marketing Solutions	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 10.84%, Secured Debt (Maturity - December 5, 2022)	3 month LIBOR	2,944	2,892	2,892
Construction Supply Investments, LLC (11)	Distribution Platform of Specialty Construction Materials to Professional Concrete and Masonry Contractors	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 8.25%, Secured Debt (Maturity - June 30, 2023) (8)	1 month LIBOR	10,583	10,533	10,556
		Member units (42,207 units)	—	—	4,221	4,290
					14,754	14,846
CTVSH, PLLC (8) (11) (13)	Emergency Care and Specialty Service Animal Hospital	LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 10.32%, Secured Debt (Maturity - August 3, 2022)	1 month LIBOR	2,850	2,803	2,827
Datacom, LLC (10) (13) (18)	Technology and Telecommunications Provider	5.25% Current / 5.25% PIK, Current Coupon 10.50% Secured Debt (Maturity - May 30, 2019) (18)	None	1,384	1,377	1,168
		8.00% Secured Debt (Maturity - May 30, 2018) (18)	None	200	200	188
		Class A Preferred Member Units (1,530 units) (16)	—	—	144	—
		Class B Preferred Member Units (717 units)	—	—	670	—
					2,391	1,356
Digital River, Inc. (8)	Provider of Outsourced e-Commerce Solutions and Services	LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 8.59%, Secured Debt (Maturity - February 12, 2021)	3 month LIBOR	9,779	9,701	9,779
DTE Enterprises, LLC (11)	Industrial Powertrain Repair and Services	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 9.84%, Secured Debt (Maturity - April 13, 2023) (8)	1 month LIBOR	13,242	12,987	13,001
		Class AA Preferred Member Units (non-voting)	—	—	724	724
		Class A Preferred Member Units (776,316 units)	—	—	776	776
					14,487	14,501
Dynamic Communities, LLC (8) (11)	Developer of Business Events and Online Community Groups	LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 10.39%, Secured Debt (Maturity - July 17, 2023)	3 month LIBOR	5,600	5,490	5,492
Elite SEM, Inc. (8) (11)	Provider of Digital Marketing Agency Services	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 10.82%, Secured Debt (Maturity - February 1, 2022)	3 month LIBOR	6,875	6,740	6,740
Epic Y-Grade Services, LP (8)	NGL Transportation & Storage	LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 7.74%, Secured Debt (Maturity - June 13, 2024)	1 month LIBOR	17,500	17,161	17,084
Evergreen Skills Lux S.á r.l. (d/b/a Skillsoft) (8) (9)	Technology-Based Performance Support Solutions	LIBOR Plus 8.25% (Floor 1.00%), Current Coupon 10.49%, Secured Debt (Maturity - April 28, 2022) (14)	1 month LIBOR	10,901	10,566	9,300
Extreme Reach, Inc. (8)	Integrated TV and Video Advertising Platform	LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity - February 7, 2020)	1 month LIBOR	$16,915	$16,906	$16,961
Felix Investments Holdings II, LLC (8) (11)	Oil and Gas Exploration and Production	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.84%, Secured Debt (Maturity - August 9, 2022)	3 month LIBOR	3,333	3,276	3,276
Flavors Holdings, Inc. (8)	Global Provider of Flavoring and Sweetening Products and Solutions	LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 8.14%, Secured Debt (Maturity - April 3, 2020)	3 month LIBOR	11,714	11,355	10,952
GoWireless Holdings, Inc. (8)	Provider of Wireless Telecommunications Carrier Services	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.74%, Secured Debt (Maturity - December 22, 2024)	3 month LIBOR	15,947	15,812	15,628
Hojeij Branded Foods, LLC (8) (11)	Multi-Airport, Multi-Concept Restaurant Operator	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 8.35%, Secured Debt (Maturity - July 20, 2022)	1 month LIBOR	12,352	12,253	12,352
Hoover Group, Inc. (8) (9) (11)	Provider of Storage Tanks and Related Products to the Energy and Petrochemical Markets	LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 9.56%, Secured Debt (Maturity - January 28, 2021)	3 month LIBOR	14,735	14,062	14,586
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 8.31%, Secured Debt (Maturity - January 28, 2020)	3 month LIBOR	5,388	4,818	5,289
					18,880	19,875
Hunter Defense Technologies, Inc. (8) (11)	Provider of Military and Commercial Shelters and Systems	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 9.39%, Secured Debt (Maturity - March 29, 2023)	3 month LIBOR	16,005	15,710	15,845
Hydrofarm Holdings, LLC (8) (11)	Wholesaler of Horticultural Products	LIBOR Plus 10.00%, Current Coupon 3.62% / 8.45 PIK, Current Coupon Plus PIK 12.07%, Secured Debt (Maturity - May 12, 2022)	1 month LIBOR	6,623	6,522	5,926
iEnergizer Limited (8) (9) (12)	Provider of Business Outsourcing Solutions	LIBOR Plus 6.00% (Floor 1.25%), Current Coupon 8.25%, Secured Debt (Maturity - May 1, 2019)	1 month LIBOR	12,927	12,845	12,943
Implus Footcare, LLC (8) (11)	Provider of Footwear and Related Accessories	LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 9.14%, Secured Debt (Maturity - April 30, 2021)	3 month LIBOR	17,198	17,032	17,127
Industrial Services Acquisitions, LLC (11)	Industrial Cleaning Services	6.00% Current / 7.00% PIK, Current Coupon 13.00%, Unsecured Debt (Maturity - December 17, 2022) (17)	None	11,001	10,844	10,512
		Member Units (Industrial Services Investments, LLC) (336 units; 10.00% cumulative)	—	—	202	202
		Member Units (Industrial Services Investments, LLC) (2,100,000 units)	—	—	2,100	490
					13,146	11,204
Inn of the Mountain Gods Resort and Casino	Hotel & Casino Owner & Operator	9.25% Secured Debt (Maturity - November 30, 2020) (14)	None	8,254	8,254	7,944
Intermedia Holdings, Inc. (8)	Unified Communications as a Service	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 8.36%, Secured Debt (Maturity July 19, 2025)	3 month LIBOR	11,571	11,457	11,626
IronGate Energy Services, LLC (18)	Oil and Gas Services	11.00% Secured Debt (Maturity - July 1, 2018) (18)	None	5,825	5,827	2,097
Isagenix International, LLC (8)	Direct Marketer of Health and Wellness Products	LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 8.14%, Secured Debt (Maturity - June 14, 2025)	3 month LIBOR	6,348	6,286	6,364
Jackmont Hospitality, Inc. (8) (11)	Franchisee of Casual Dining Restaurants	LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 8.99%, Secured Debt (Maturity - May 26, 2021)	1 month LIBOR	8,382	8,365	8,382
Jacuzzi Brands LLC (8)	Manufacturer of Bath and Spa Products	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 9.24%, Secured Debt (Maturity - June 28, 2023)	1 month LIBOR	5,813	5,714	5,871
Joerns Healthcare, LLC (8)	Manufacturer and Distributor of Health Care Equipment & Supplies	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 8.31%, Secured Debt (Maturity - May 9, 2020)	3 month LIBOR	11,119	10,998	10,341
Kellermeyer Bergensons Services, LLC (8)	Outsourced Janitorial Services to Retail/Grocery Customers	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 10.84%, Secured Debt (Maturity - April 29, 2022) (14)	3 month LIBOR	14,700	14,630	14,902
LaMi Products, LLC (8) (11)	General Merchandise Distribution	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 9.83%, Secured Debt (Maturity -September 16, 2020)	3 month LIBOR	10,779	10,667	10,727
Larchmont Resources, LLC	Oil & Gas Exploration & Production	LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 11.33%, Secured Debt (Maturity - August 7, 2020) (8)	3 month LIBOR	$4,362	$4,362	$4,318
		Member units (Larchmont Intermediate Holdco, LLC) (4,806 units)	—	—	601	1,322
					4,963	5,640
LJ Host Merger Sub, Inc. (8)	Managed Services and Hosting Provider	LIBOR Plus 5.25% (Floor 1.25%), Current Coupon 7.29% / 0.50% PIK, Current Coupon Plus PIK 7.59%, Secured Debt (Maturity - December 13, 2019)	3 month LIBOR	17,231	16,993	16,843
Logix Acquisition Company, LLC (8) (11)	Competitive Local Exchange Carrier	LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 7.99%, Secured Debt (Maturity - December 22, 2024) (23)	1 month LIBOR	9,654	9,565	9,726
LSF9 Atlantis Holdings, LLC (8)	Provider of Wireless Telecommunications Carrier Services	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 8.12%, Secured Debt (Maturity - May 1, 2023)	1 month LIBOR	13,563	13,473	13,139
Lulu’s Fashion Lounge, LLC (8)(11)	Fast Fashion E-Commerce Retailer	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 9.24%, Secured Debt (Maturity - August 28, 2022)	1 month LIBOR	6,307	6,146	6,433
Meisler Operating, LLC (10) (13)	Provider of Short Term Trailer and Container Rental	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 10.84%, Secured Debt (Maturity - June 7, 2022) (8)	1 month LIBOR	5,120	5,010	5,017
		Member Units (Milton Meisler Holdings, LLC) (12,139 units)	—	—	1,214	1,393
					6,224	6,410
MHVC Acquisition Corp. (8)	Provider of Differentiated Information Solutions, Systems Engineering and Analytics	LIBOR Plus 5.25% (Floor 1.00%), Current Coupon 7.64%, Secured Debt (Maturity - April 29, 2024)	3 month LIBOR	7,880	7,835	7,851
New Era Technology, Inc. (8) (11)	Managed Services and Hosting Provider	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.74%, Secured Debt (Maturity - June 22, 2023)	1 month LIBOR	6,153	6,035	6,092
New Media Holdings II LLC (8) (9)	Local Newspaper Operator	LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 8.49%, Secured Debt (Maturity - July 14, 2022)	1 month LIBOR	9,138	9,034	9,221
NNE Partners, LLC (8) (11)	Oil & Gas Exploration & Production	LIBOR Plus 8.00%, Current Coupon 10.32%, Secured Debt (Maturity - March 2, 2022)	3 month LIBOR	18,375	18,238	18,229
North American Lifting Holdings, Inc. (8)	Crane Service Provider	LIBOR Plus 4.50% (Floor 1.00%), Current Coupon 6.89%, Secured Debt (Maturity - November 27, 2020)	3 month LIBOR	6,261	5,767	6,112
Novetta Solutions, LLC (8)	Provider of Advanced Analytics Solutions for Defense Agencies	LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 7.25%, Secured Debt (Maturity - October 17, 2022)	1 month LIBOR	15,016	14,668	14,584
NTM Acquisition Corp. (8)	Provider of B2B Travel Information Content	LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 8.49%, Secured Debt (Maturity - June 7, 2022)	1 month LIBOR	4,149	4,114	4,154
Pasha Group (8)	Diversified Logistics and Transportation Provided	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 9.70%, Secured Debt (Maturity - January 26, 2023)	2 month LIBOR	11,328	11,007	11,491
Permian Holdco 2, Inc.	Storage Tank Manufacturer	14.00% PIK Unsecured Debt (Maturity - October 15, 2021) (17)	None	955	955	955
		Series A Preferred Shares (Permian Holdco 1, Inc.) (386,255 shares) (16)	—	—	1,997	2,299
		Common Shares (Permian Holdco 1, Inc.) (386,255 shares)	—	—	—	—
					2,952	3,254
Pernix Therapeutics Holdings, Inc. (11)	Pharmaceutical Royalty	12.00% Secured Debt (Maturity - August 1, 2020)	None	2,652	2,637	1,782
Pier 1 Imports, Inc. (8)	Decorative Home Furnishings Retailer	LIBOR Plus 3.50% (Floor 1.00%), Current Coupon 5.89%, Secured Debt (Maturity - April 30, 2021)	3 month LIBOR	7,494	7,154	6,129
PricewaterhouseCoopers Public Sector LLP (8) (14)	Provider of Consulting Services to Governments	LIBOR Plus 7.50%, Current Coupon 9.74%, Secured Debt (Maturity - May 1, 2026)	1 month LIBOR	12,000	11,942	12,060
Prowler Acquisition Corporation (8)	Specialty Distributor to the Energy Sector	LIBOR Plus 4.50% (Floor 1.00%), Current Coupon 6.79%, Secured Debt (Maturity - January 28, 2020)	2 month LIBOR	12,313	11,510	12,251
Resolute Industrial, LLC (11)	HVAC Equipment Rental and Remanufacturing	Class A units (601 units)	—	—	750	920
RGL Reservoir Operations, Inc. (9)	Oil & Gas Equipment & Services	1.00% Current / 9.00% PIK Secured Debt (Maturity - December 21, 2024)	None	$772	$467	$386
Rise Broadband (8) (11)	Fixed Wireless Broadband Provider	LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 10.12%, Secured Debt (Maturity - May 2, 2023)	1 month LIBOR	14,925	14,784	14,784
RM Bidder, LLC (11)	Scripted and Unscripted TV and Digital Programming Provider	Common Stock (1,854 shares)	—	—	31	12
		Series A Warrants (124,915 equivalent units, Expiration - October 20, 2025)	—	—	284	—
		Series B Warrants (93,686 equivalent units, Expiration - October 20, 2025)	—	—	—	—
					315	12
Salient Partners, LP (8) (11)	Provider of Asset Management Services	LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 7.99%, Secured Debt (Maturity - June 9, 2021)	1 month LIBOR	7,500	7,468	7,468
Slick Software Holdings LLC (10) (13)	Text Messaging Marketing Platform	14.00% Secured Debt (Maturity - September 13, 2023)	—	1,800	1,701	1,701
		Member units (17,500 units)	—	—	175	175
		Warrants (4,521 equivalent units, Expiration - September 13, 2028)	—	—	45	45
					1,921	1,921
Smart Modular Technologies, Inc. (8) (9) (11) (12)	Provider of Specialty Memory Solutions	LIBOR Plus 6.25%, (Floor 1.00%), Current Coupon 8.60%, Secured Debt (Maturity - August 9, 2022)	3 month LIBOR	19,000	18,776	19,095
Sorenson Communications, Inc. (8)	Manufacturer of Communication Products for Hearing Impaired	LIBOR Plus 5.75% (Floor 2.25%), Current Coupon 8.14%, Secured Debt (Maturity - April 30, 2020)	3 month LIBOR	2,924	2,914	2,939
Strike, LLC (8)	Pipeline Construction and Maintenance Services	LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 10.59%, Secured Debt (Maturity - November 30, 2022)	3 month LIBOR	9,125	8,915	9,262
Synagro Infrastructure Company, Inc. (8)	Waste Management Services	LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 7.74%, Secured Debt (Maturity - August 22, 2020)	1 month LIBOR	8,291	8,041	7,254
TE Holdings, LLC	Oil & Gas Exploration & Production	Common Units (72,785 units)	—	—	728	76
Teleguam Holdings, LLC (8)	Cable and Telecom Services Provider	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 10.74%, Secured Debt (Maturity - April 12, 2024) (14)	1 month LIBOR	7,750	7,615	7,808
TGP Holdings III LLC (8) (12)	Outdoor Cooking & Accessories	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 10.89%, Secured Debt (Maturity - September 25, 2025) (14)	3 month LIBOR	5,000	5,000	4,969
TMC Merger Sub Corp (8)	Refractory & Maintenance Services Provider	LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity - October 31, 2022) (25)	1 month LIBOR	18,779	18,653	18,920
TOMS Shoes, LLC (8)	Global Designer, Distributor, and Retailer of Casual Footwear	LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 7.81%, Secured Debt (Maturity - October 30, 2020)	3 month LIBOR	4,825	4,631	3,846
Turning Point Brands, Inc. (8) (9) (11)	Marketer/Distributor of Tobacco Products	LIBOR Plus 7.00%, Current Coupon 9.15%, Secured Debt (Maturity - March 7, 2024) (14)	1 month LIBOR	8,500	8,421	8,670
TVG-I-E CMN Acquisition, LLC (8) (11)	Organic Lead Generation for Online Postsecondary Schools	LIBOR Plus 6.25%, (Floor 1.00%), Current Coupon 8.49%, Secured Debt (Maturity - November 3, 2021)	1 month LIBOR	15,920	15,664	15,920
U.S. Telepacific Corp. (8)	Provider of Communications and Managed Services	LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 7.39%, Secured Debt (Maturity - May 2, 2023)	3 month LIBOR	16,453	16,093	16,227
VIP Cinema Holdings, Inc. (8)	Supplier of Luxury Seating to the Cinema Industry	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 8.25%, Secured Debt (Maturity - March 1, 2023)	1 month LIBOR	9,250	9,213	9,314
Vistar Media, Inc. (11)	Operator of Digital Out-of-Home Advertising Platform	LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 12.39%, Secured Debt (Maturity - February 16, 2022) (8)	3 month LIBOR	3,263	3,032	3,088
		Warrants (70,207 equivalent units, Expiration - February 17, 2027)	—	—	331	790
					3,363	3,878

Volusion, LLC (10) (13)	Provider of Online Software-as-a-Service eCommerce Solutions	11.50% Secured Debt (Maturity - January 24, 2020)	None	$7,172	$6,674	$6,740
		11.50% Secured Debt (Maturity - January 26, 2020)	None	1,088	1,088	1,022
		8.00% Unsecured Convertible Debt (Maturity - November 16, 2023)	None	127	127	127
		Preferred Member Units (2,090,001 units)	—	—	6,000	6,000
		Warrants (784,866.80 equivalent units, Expiration - January 26, 2025)	—	—	1,104	810
					14,993	14,699
Wireless Vision Holdings, LLC (8) (11)	Provider of Wireless Telecommunications Carrier Services	LIBOR Plus 8.91% (Floor 1.00%), Current Coupon 10.99%, Secured Debt (Maturity - September 29, 2022) (23)	1 month LIBOR	12,803	12,521	12,595
YS Garments (8)	Designer and Provider of Branded Activewear	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 8.17%, Secured Debt (Maturity - August 9, 2024)	1 month LIBOR	7,500	7,426	7,425
Subtotal Non-Control/Non-Affiliate Investments (5) (83% of total portfolio investments at fair value)					$944,195	$933,953

Total Portfolio Investments					$1,121,043	$1,130,322

Short Term Investments (20)
Fidelity Institutional Money Market Funds (21)	—	Prime Money Market Portfolio, Class III Shares	—	—	$4,450	$4,450
US Bank Money Market Account (21)	—	—	—	—	15,574	15,574

Total Short Term Investments					$20,024	$20,024

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
(3) See Note 3 - Fair Value Hierarchy for Investments for summary geographic location of portfolio companies.
(4) Affiliate investments are generally defined by the Investment Company Act of 1940, as amended (the “1940 Act”), as investments in which between 5% and 25% of the voting securities are owned, or an investment in an investment company’s investment adviser, and the investments are not classified as Control investments. Fair value as of December 31, 2017 and September 30, 2018 along with transactions during the nine months ended September 30, 2018 in these affiliated investments were as follows (in thousands):

		Nine Months Ended September 30, 2018				Nine Months Ended September 30, 2018
Portfolio Company	Fair Value at December 31, 2017	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at September 30, 2018	Net Realized Gain (Loss)	Interest Income	Fee Income	Dividend Income

Affiliate Investments
AFG Capital Group, LLC
Member units	$897	$1	$—	$87	$985	$—	$—	$—	$8
Warrants	215	—	—	20	235	—	—	—	—
Brewer Crane Holdings, LLC
Term loan	—	2,487	(111)	—	2,376	—	220	—	—
Preferred member units	—	1,070	—	—	1,070	—	—	—	22
Chamberlin HoldCo, LLC
Term loan	—	5,412	(135)	—	5,277	—	414	2	—
Member units	—	2,861	—	1,587	4,448	—	—	21	306
Charlotte Russe, Inc.
Term loan	—	6,285	(32)	(698)	5,555	—	357	—	—
Common stock	—	2,470	—	—	2,470	—	—	—	—

Charps, LLC
Term loan	4,500	28	(627)	—	3,901	—	403	—	—
Term loan	—	401	(2)	—	399	—	9	1	—
Preferred member units	163	1	—	99	263	—	—	—	—

Clad-Rex Steel, LLC
Term loan	$3,320	$12	$(200)	$(12)	$3,120	$—	$292	$—	$—
Member units	2,375	1	(1)	220	2,595	—	—	—	—
Term loan (Clad-Rex Steel RE Investor, LLC)	293	—	(4)	—	289	—	22	—	—
Member units (Clad-Rex Steel RE Investor, LLC)	70	—	—	—	70	—	—	—	128
Digital Products Holdings LLC
Term loan	—	6,611	(215)	—	6,396	—	411	—	13
Preferred member units	—	2,200	(84)	—	2,116	—	—	13	—
Direct Marketing Solutions, Inc.
Term loan	—	4,722	(264)	(1)	4,457	—	407	3	—
Preferred stock	—	2,100	—	845	2,945	—	—	—	—
Freeport Financial Funds
LP interests	8,506	—	—	(123)	8,383	—	—	—	805
Gamber-Johnson Holdings, LLC
Term loan	5,850	19	(220)	(18)	5,631	—	508	—	104
Common stock	5,843	—	—	4,187	10,030	—	—	12	231
Guerdon Modular Holdings, Inc.
Term loan	2,660	511	(37)	(138)	2,996	—	302	—	—
Term loan	—	70	(70)	—	—	—	2	—	—
Common stock	—	—	—	—	—	—	—	—	—
Class B preferred units	—	—	—	—	—	—	—	—	—
Gulf Publishing Holdings, LLC
Term loan	3,151	9	(33)	—	3,127	—	311	—	—
Term loan	20	40	(20)	—	40	—	2	—	—
Member units	1,210	—	(1)	(67)	1,142	—	—	—	—
Harris Preston Fund Investments
LP interests (HPEP 3, LP)	943	790	—	—	1,733	—	—	—	—
LP interests (2717 HM, LP)	536	504	—	93	1,133	—	—	—	—
Hawk Ridge Systems, LLC
Term loan	3,574	11	—	(10)	3,575	—	296	—	—
Preferred member units	950	—	—	802	1,752	—	—	—	109
Preferred member units (HRS Services, ULC)	50	1	—	42	93	—	—	—	—
HWT, LLC
Term loan	2,454	10	—	19	2,483	—	265	—	—
Member units	985	1	—	—	986	—	—	26	—
Market Force Information, Inc.
Term loan	5,732	19	(140)	—	5,611	—	592	—	—
Term loan	—	170	(70)	—	100	—	4	—	—
Member units	3,675	—	—	(112)	3,563	—	—	—	—
M.H. Corbin Holding, LLC
Term loan	3,130	13	(162)	1	2,982	—	348	—	—
Member units	1,500	—	—	(375)	1,125	—	—	26	—
Mystic Logistics Holdings, LLC
Term loan	1,916	10	(57)	6	1,875	—	185	—	—
Common stock	1,705	1	—	(1,528)	178	—	—	—	—
NexRev, LLC
Term loan	—	4,378	(98)	1	4,281	—	288	—	—
Preferred member units	—	1,720	—	252	1,972	—	—	3	10
NuStep, LLC
Term loan	5,048	19	—	—	5,067	—	489	—	—
Preferred member units	2,550	1	(1)	—	2,550	—	—	—	—
SI East, LLC
Term loan	—	11,765	(189)	—	11,576	—	107	—	—
Preferred member units	—	2,000	—	—	2,000	—	—	—	—
SoftTouch Medical Holdings, LLC
Term loan	1,260	10	(1,260)	(10)	—	—	26	—	—
Member units	1,781	—	(870)	(911)	—	903	—	11	134

Tedder Acquisition, LLC
Term loan	$—	$4,101	$(123)	$—	$3,978	$—	$52	$—	$—
Preferred member units	—	1,869	—	—	1,869	—	—	—	—
	$76,862	$64,704	$(5,026)	$4,258	$140,798	$903	$6,312	$118	$1,870
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
(5) Non-Control/Non-Affiliate investments are generally investments that are neither Control investments nor Affiliate investments.
(6) Control investments are generally defined by the 1940 Act as investments in which more than 25% of the voting securities are owned or where the ability to nominate greater than 50% of the board representation is maintained. Fair value as of December 31, 2017 and September 30, 2018 along with transactions during the nine months ended September 30, 2018 in these Control investments were as follows (in thousands):

		Nine Months Ended September 30, 2018				Nine Months Ended September 30, 2018
Portfolio Company	Fair Value at December 31, 2017	Gross Additions (Cost)**	Gross Reductions (Cost)***	Net Unrealized Gain (Loss)	Fair Value at September 30, 2018	Net Realized Gain (Loss)	Interest Income	Fee Income	Dividend Income

Control Investments
Copper Trail Energy Fund I, LP
LP interests	$2,500	$746	$—	$227	$3,473	$—	$—	$—	$34
CTMH, LP
LP interests	—	872	—	—	872	—	—	—	—
GRT Rubber Technologies, LLC
Term loan	5,715	23	(739)	(24)	4,975	—	463	—	—
Member units	10,821	—	—	4,960	15,781	—	—	52	432
HMS-ORIX SLF LLC*
Membership interests	30,643	—	—	(173)	30,470	—	—	—	1,591
	$49,679	$1,641	$(739)	$4,990	$55,571	$—	$463	$52	$2,057
* Together with ORIX Funds Corp. (“Orix”), the Company co-invests through HMS-ORIX SLF LLC (“HMS-ORIX”), which is organized as a Delaware limited liability company. Pursuant to the terms of the limited liability company agreement and through representation on the HMS-ORIX Board of Managers, the Company and Orix each have 50% voting control of HMS-ORIX and together will agree on all portfolio and investment decisions as well as all other significant actions for HMS-ORIX. Although the Company owns more than 25% of the voting securities of HMS-ORIX, the Company does not have sole control over significant actions of HMS-ORIX for purposes of the 1940 Act or otherwise.
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
(8) Index based floating interest rate is subject to contractual minimum interest rates, or floors.
(9) The investment is not a qualifying asset in an eligible portfolio company under Section 55(a) of the 1940 Act. A business development company (“BDC”) may not acquire any asset other than qualifying assets in eligible portfolio companies unless, at the time the acquisition is made, qualifying assets represent at least 70% of the BDC’s total assets. As of September 30, 2018, approximately 12.7% of the Company’s total assets were considered non-qualifying.
(10) Investment is classified as a LMM (as defined in the notes to the financial statements) portfolio investment.
(11) Investment is classified as a Private Loan (as defined in the notes to the financial statements) portfolio investment.
(12) Investment or portion of investment is under contract to purchase and met trade date accounting criteria as of September 30, 2018. Settlement occurred or is scheduled to occur after September 30, 2018.
(13) Investment serviced by Main Street Capital Corporation (“Main Street”) pursuant to servicing arrangements with the Company.
(14) Second lien secured debt investment.
(15) Investment is classified as an Other Portfolio (as defined in the notes to the financial statements) investment.
(16) Income producing through dividends or distributions.
(17) Unsecured debt investment.
(18) Investment is on non-accrual status as of September 30, 2018.
(19) [Reserved]
(20) Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less.
(21) Effective yield as of September 30, 2018 was approximately 0.30% at US Bank Money Market Account and 1.74% at Fidelity Institutional Money Market Funds.
(22) The 1, 2, 3, and 6-month London Interbank Offered Rate (“LIBOR”) rates were 2.26%, 2.31%, 2.40% and 2.60%, respectively, as of September 30, 2018. The actual LIBOR rate for each loan listed may not be the applicable LIBOR rate as of September 30, 2018, as the loan may have been priced or repriced based on a LIBOR rate prior to September 30, 2018. The prime rate was 5.25% as of September 30, 2018.
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
(24) [Reserved]
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

HMS Income Fund, Inc. Consolidated Schedule of Investments
As of December 31, 2017
(dollars in thousands)
Portfolio Company (1) (3)	Business Description	Type of Investment (2) (3)	Index Rate (22)	Principal (7)	Cost (7)	Fair Value (26)

Control Investments (6)
Copper Trail Energy Fund I, LP (9)(15)(16)	Investment Partnership	LP Interests (Copper Trail Energy Fund I, LP) (Fully diluted 30.1%)	—	$—	$2,500	$2,500
GRT Rubber Technologies, LLC (8) (10) (13)	Engineered Rubber Product Manufacturer	LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.36%, Secured Debt (Maturity - December 19, 2019)	1 month LIBOR	5,715	5,657	5,715
		Member Units (2,896 shares) (16)	—	—	6,435	10,821
					12,092	16,536
HMS-ORIX SLF LLC (9) (15)	Investment Partnership	Membership Interests (Fully diluted 60.00%) (16)	—	—	30,000	30,643

Subtotal Control Investments (6) (5% of total investments at fair value)					$44,592	$49,679
Affiliate Investments (4)
AFG Capital Group, LLC (10) (13)	Provider of Rent-to-Own Financing Solutions and Services	Member Units (46 shares) (16)	—	$—	$300	$897
		Warrants (10 equivalent shares, Expiration - November 7, 2024)	—	—	65	215
					365	1,112
Charps, LLC (10) (13)	Pipeline Maintenance and Construction	12.00% Secured Debt (Maturity - January 31, 2022)	None	4,600	4,497	4,500
		Preferred Member Units (400 units)	—	—	100	163
					4,597	4,663
Clad-Rex Steel, LLC (10) (13)	Specialty Manufacturer of Vinyl-Clad Metal	LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 10.86%, Secured Debt (Maturity - December 20, 2021) (8)	1 month LIBOR	3,320	3,264	3,320
		Member Units (179 units) (16)	—	—	1,820	2,375
		10.00% Secured Debt (Clad-Rex Steel RE Investor, LLC) (Maturity - December 19, 2036)	None	296	293	293
		Member Units (Clad-Rex Steel RE Investor, LLC) (200 units)	—	—	53	70
					5,430	6,058
Freeport First Lien Loan Fund III, LP (9) (15)	Investment Partnership	LP Interests (Freeport First Lien Loan Fund III, LP) (Fully diluted 5.60%) (16)	—	—	8,558	8,506
Gamber-Johnson Holdings, LLC (8) (10) (13)	Manufacturer of Ruggedized Computer Mounting Systems	LIBOR Plus 11.00% (Floor 1.00%), Current Coupon 12.36%, Secured Debt (Maturity - June 24, 2021)	1 month LIBOR	5,850	5,750	5,850
		Member Units (2,155 units) (16)	—	—	3,711	5,843
					9,461	11,693
Guerdon Modular Holdings, Inc. (10) (13)	Multi-Family and Commercial Modular Construction Company	13.00% Secured Debt (Maturity - August 13, 2019)	None	2,677	2,644	2,660
		Common Stock (53,008 shares)	—	—	746	—
		Class B Preferred Stock (101,250 shares)	—	—	285	—
					3,675	2,660
Gulf Publishing Investor, LLC (10) (13)	Energy Focused Media and Publishing	12.50% Secured Debt (Maturity - April 29, 2021)	None	3,200	3,151	3,151
		LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 10.86%, Secured Debt (Maturity - September 30, 2020) (8)	1 month LIBOR	20	20	20
		Member Units (781 units)	—	—	920	1,210
					4,091	4,381
Harris Preston Fund Investments (15) (16)	Investment Partnership	LP Interests (HPEP 3, LP) (Fully diluted 9.60%) (9)	—	—	943	943
		LP Interests (2717 MH, LP) (Fully diluted 7.00%)	—	—	536	536
					1,479	1,479

Hawk Ridge Systems, LLC (9) (10) (13)	Value-Added Reseller of Engineering Design and Manufacturing Solutions	11.00% Secured Debt (Maturity - December 2, 2021)	None	$3,575	$3,513	$3,574
		Preferred Member Units (56 units) (16)	—	—	713	950
		Preferred Member Units (HRS Services, ULC) (56 units) (16)	—	—	38	50
					4,264	4,574
HW Temps LLC (8) (10) (13)	Temporary Staffing Solutions	LIBOR Plus 11.00% (Floor 1.00%), Current Coupon 12.36%, Secured Debt (Maturity - July 2, 2020)	1 month LIBOR	2,494	2,454	2,454
		Preferred Member Units (800 units) (16)	—	—	986	985
					3,440	3,439
Market Force Information, Inc. (8)(10)(13)	Provider of Customer Experience Management Services	LIBOR Plus 11.00% (Floor 1.00%), Current Coupon 12.48%, Secured Debt (Maturity - July 28, 2022)	3 month LIBOR	5,840	5,732	5,732
		Member Units (170,000 units)	—	—	3,675	3,675
					9,407	9,407
M.H. Corbin, Inc. (10) (13)	Manufacturer and Distributor of Traffic Safety Products	13.00% Secured Debt (Maturity - August 31, 2020)	None	3,150	3,130	3,130
		Preferred Member Units (1,000 units)	—	—	1,500	1,500
					4,630	4,630
Mystic Logistics, Inc. (10) (13)	Logistics and Distribution Services Provider for Large Volume Mailers	12.00% Secured Debt (Maturity - August 15, 2019)	None	1,942	1,914	1,916
		Common Stock (1,468 shares) (16)	—	—	680	1,705
					2,594	3,621
NuStep, LLC (10) (13)	Designer, Manufacturer and Distributor of Fitness Equipment	12.00% Secured Debt (Maturity - January 31, 2022)	None	5,150	5,047	5,048
		Preferred Member Units (102 units)	—	—	2,550	2,550
					7,597	7,598
SoftTouch Medical Holdings LLC (8) (10) (13)	Home Provider of Pediatric Durable Medical Equipment	LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.36%, Secured Debt (Maturity - October 31, 2019)	1 month LIBOR	1,260	1,250	1,260
		Member Units (785 units) (16)	—	—	870	1,781
					2,120	3,041

Subtotal Affiliate Investments (4) (7% of total investments at fair value)					$71,708	$76,862

Non-Control/Non-Affiliate Investments (5)
AAC Holding Corp. (8)	Substance Abuse Treatment Service Provider	LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 8.13%, Secured Debt (Maturity - June 30, 2023)	3 month LIBOR	$11,751	$11,475	$11,810
Adams Publishing Group, LLC (8) (11)	Local Newspaper Operator	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.69%, Secured Debt (Maturity - November 3, 2020)	3 month LIBOR	10,341	10,123	10,147
ADS Tactical, Inc. (8) (11)	Value-Added Logistics and Supply Chain Solutions Provider	LIBOR Plus 7.50% (Floor 0.75%), Current Coupon 9.19%, Secured Debt (Maturity - December 31, 2022)	3 month LIBOR	12,981	12,671	12,801
Aethon United BR, LP (8)(11)	Oil & Gas Exploration & Production	LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 8.16%, Secured Debt (Maturity - September 8, 2023) (14)	1 month LIBOR	3,438	3,388	3,388
Ahead, LLC (8) (11)	IT Infrastructure Value Added Reseller	LIBOR Plus 6.50%, Current Coupon 8.20%, Secured Debt (Maturity - November 2, 2020)	3 month LIBOR	7,374	7,233	7,420
Allflex Holdings III Inc. (8)	Manufacturer of Livestock Identification Products	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.36%, Secured Debt (Maturity - July 19, 2021) (14)	3 month LIBOR	13,964	14,054	14,075
American Scaffold Holdings, Inc. (8) (11)	Marine Scaffolding Service Provider	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.19%, Secured Debt (Maturity - March 31, 2022)	3 month LIBOR	7,031	6,948	6,996

American Teleconferencing Services, Ltd. (8)	Provider of Audio Conferencing and Video Collaboration Solutions	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.90%, Secured Debt (Maturity - December 8, 2021)	2 month LIBOR	$9,532	$8,684	$9,407
		LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 10.85%, Secured Debt (Maturity - June 6, 2022) (14)	3 month LIBOR	5,571	5,335	5,260
					14,019	14,667
Apex Linen Service, Inc. (10) (13)	Industrial Launderers	16.00% Secured Debt (Maturity - October 30, 2022)	None	3,604	3,552	3,552
		LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.36%, Secured Debt (Maturity - October 30, 2022) (8)	1 month LIBOR	600	600	600
					4,152	4,152
Arcus Hunting, LLC (8) (11)	Manufacturer of Bowhunting and Archery Products and Accessories	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.34%, Secured Debt (Maturity - November 13, 2019)	1 month LIBOR	7,696	7,618	7,690
ATI Investment Sub, Inc. (8)	Manufacturer of Solar Tracking Systems	LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.82%, Secured Debt (Maturity - June 22, 2021)	1 month LIBOR	7,364	7,221	7,346
ATX Networks Corp. (8) (9)	Provider of Radio Frequency Management Equipment	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.33%, Current Coupon plus PIK 8.33%, Secured Debt (Maturity - June 11, 2021)	3 month LIBOR	14,474	14,253	14,384
BarFly Ventures, LLC (11)	Casual Restaurant Group	12.00% Secured Debt (Maturity - August 31, 2020)	None	2,905	2,863	2,905
		Warrants (.410 equivalent units, Expiration - August 31, 2025)	—	—	158	175
		Options (.731 equivalent units)	—	—	133	309
					3,154	3,389
BBB Tank Services, LLC (10) (13)	Maintenance, Repair and Construction Services to the Above-Ground Storage Tank Market	15.00% Secured Debt (Maturity - April 8, 2021)	None	1,000	987	969
		LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 10.74%, Secured Debt (Maturity - April 9, 2018) (8)	1 month LIBOR	200	200	200
		Member Units (200,000 units)	—	—	200	125
					1,387	1,294
Berry Aviation, Inc. (11)	Airline Charter Service Operator	Current Coupon 13.75%, Secured Debt (Maturity - January 30, 2020) (14)	None	1,407	1,395	1,407
		Common Stock (138 shares)	—	—	100	252
					1,495	1,659
BigName Commerce, LLC (8) (11)	Provider of Envelopes and Complimentary Stationery Products	LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.59%, Secured Debt (Maturity - May 11, 2022)	1 month LIBOR	2,488	2,460	2,460
Binswanger Enterprises, LLC (8) (11)	Glass Repair and Installation Service Provider	LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.49%, Secured Debt (Maturity - March 9, 2022)	3 month LIBOR	15,267	15,002	15,135
		Member Units (1,050,000 Class A units)	—	—	1,050	1,000
					16,052	16,135
Bluestem Brands, Inc. (8)	Multi-Channel Retailer of General Merchandise	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 9.07%, Secured Debt (Maturity - November 6, 2020)	3 month LIBOR	13,005	12,836	9,158
Boccella Precast Products, LLC (8) (10) (13)	Manufacturer of Precast Hollow Core Concrete	LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 11.34%, Secured Debt (Maturity - June 30, 2022)	1 month LIBOR	4,100	4,005	4,100
		Member Units (540,000 units)	—	—	540	860
					4,545	4,960
Brightwood Capital Fund Investments (9) (15)	Investment Partnership	LP Interests (Brightwood Capital Fund III, LP) (Fully diluted 0.52%) (16)	—	—	4,075	3,443
		LP Interests (Brightwood Capital Fund IV, LP) (Fully diluted 1.58%) (16)	—	—	2,037	2,037
					6,112	5,480
Brundage-Bone Concrete Pumping, Inc.	Construction Services Provider	10.38% Secured Debt (Maturity - September 1, 2023) (14)	None	12,000	12,074	12,720
Buca C, LLC (8) (10) (13)	Casual Restaurant Group	LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.63%, Secured Debt (Maturity - June 30, 2020)	1 month LIBOR	$13,536	$13,386	$13,386
		Preferred Member Units (4 units, 6.00% cumulative) (16)	—	—	2,702	2,781
					16,088	16,167
Cadence Aerospace, LLC (8) (11)	Aerospace and Defense	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.91%, Secured Debt (Maturity - November 14, 2023)	3 month LIBOR	15,000	14,853	14,853
CAI Software, LLC (10) (13)	Provider of Specialized Enterprise Resource Planning Software	12.00% Secured Debt (Maturity - October 10, 2019)	None	1,021	1,005	1,021
		Member Units (16,339 units) (16)	—	—	163	807
					1,168	1,828
CapFusion Holding, LLC (9) (10) (13)	Business Lender	13.00% Secured Debt (Maturity - March 25, 2021) (18)	None	1,669	1,394	468
CDHA Management, LLC (8) (11)	Dental Services	LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.78%, Secured Debt (Maturity - December 5, 2021)	3 month LIBOR	5,365	5,270	5,365
Central Security Group, Inc. (8)	Security Alarm Monitoring Service Provider	LIBOR Plus 5.63% (Floor 1.00%), Current Coupon 7.19%, Secured Debt (Maturity - October 6, 2021)	1 month LIBOR	7,481	7,462	7,518
Cenveo Corporation	Provider of Commercial Printing, Envelopes, Labels, Printed Office Products	6.00% Secured Debt (Maturity - August 1, 2019)	None	15,000	13,706	10,650
Charlotte Russe, Inc. (8)	Fast-Fashion Retailer to Young Women	LIBOR Plus 5.50% (Floor 1.25%), Current Coupon 6.89%, Secured Debt (Maturity - May 22, 2019)	3 month LIBOR	14,972	14,863	6,045
Clarius BIGS, LLC (11) (18)	Prints & Advertising Film Financing	15.00% PIK Secured Debt (Maturity - January 5, 2015) (18)	None	2,140	1,882	62
		20.00% PIK Secured Debt (Maturity - January 5, 2015) (18)	None	773	680	22
					2,562	84
Clickbooth.com, LLC (8) (11)	Provider of Digital Advertising Performance Marketing Solutions	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 10.01%, Secured Debt (Maturity - December 5, 2022)	1 month LIBOR	3,000	2,941	2,941
Construction Supply Investments, LLC (11)	Distribution Platform of Specialty Construction Materials to Professional Concrete and Masonry Contractors	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.57%, Secured Debt (Maturity - June 30, 2023) (8)	1 month LIBOR	7,125	7,090	7,090
		Member units (20,000 units)	—	—	3,723	3,723
					10,813	10,813
ContextMedia Health, LLC (8)	Provider of Healthcare Media Content	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.13%, Secured Debt (Maturity - December 23, 2021)	1 month LIBOR	9,500	8,685	6,413
CTVSH, PLLC (8) (11) (13)	Emergency Care and Specialty Service Animal Hospital	LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.48%, Secured Debt (Maturity - August 3, 2022)	1 month LIBOR	2,963	2,907	2,907
Datacom, LLC (10) (13)	Technology and Telecommunications Provider	5.25% Current / 5.25% PIK, Current Coupon 10.50% Secured Debt (Maturity - May 30, 2019)	None	1,366	1,357	1,229
		8.00% Secured Debt (Maturity - May 30, 2018)	None	175	175	175
		Class A Preferred Member Units (1,530 units, 15.00% cumulative) (16)	—	—	131	81
		Class B Preferred Member Units (717 units)	—	—	670	—
					2,333	1,485
Digital River, Inc. (8)	Provider of Outsourced e-Commerce Solutions and Services	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.08%, Secured Debt (Maturity - February 12, 2021)	3 month LIBOR	8,946	8,898	8,969
Evergreen Skills Lux S.á r.l. (d/b/a Skillsoft) (8) (9)	Technology-Based Performance Support Solutions	LIBOR Plus 8.25% (Floor 1.00%), Current Coupon 9.82%, Secured Debt (Maturity - April 28, 2022) (14)	1 month LIBOR	10,901	10,510	9,725
Extreme Reach, Inc. (8)	Integrated TV and Video Advertising Platform	LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.59%, Secured Debt (Maturity - February 7, 2020)	3 month LIBOR	10,411	10,397	10,398
Felix Investments Holdings II, LLC (8) (11)	Oil and Gas Exploration and Production	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.90%, Secured Debt (Maturity - August 9, 2022)	3 month LIBOR	$3,333	$3,267	$3,267
Flavors Holdings, Inc. (8)	Global Provider of Flavoring and Sweetening Products and Solutions	LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 7.44%, Secured Debt (Maturity - April 3, 2020)	3 month LIBOR	12,407	11,853	11,507
GoWireless Holdings, Inc. (8) (12)	Provider of Wireless Telecommunications Carrier Services	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.16%, Secured Debt (Maturity - December 22, 2024)	3 month LIBOR	15,000	14,850	14,888
GST Autoleather, Inc. (8)	Automotive Leather Manufacturer	Prime Plus 6.50% (Floor 2.00%), Current Coupon 11.00%, Secured Debt (Maturity - July 10, 2020)	PRIME	17,384	16,898	13,994
		Prime Plus 6.50% (Floor 2.25%), Current Coupon 11.00%, Secured Debt (Maturity - April 5, 2018)	PRIME	3,377	3,299	3,326
					20,197	17,320
Guitar Center, Inc.	Musical Instruments Retailer	6.50% Secured Debt (Maturity - April 15, 2019)	None	15,015	14,490	13,889
Hojeij Branded Foods, LLC (8) (11)	Multi-Airport, Multi-Concept Restaurant Operator	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.57%, Secured Debt (Maturity - July 20, 2022)	1 month LIBOR	12,107	12,000	12,107
Hoover Group, Inc. (8) (9) (11)	Provider of Storage Tanks and Related Products to the Energy and Petrochemical Markets	LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.70%, Secured Debt (Maturity - January 28, 2021)	3 month LIBOR	14,848	14,030	13,656
Hunter Defense Technologies, Inc. (8)	Provider of Military and Commercial Shelters and Systems	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.35%, Secured Debt (Maturity - August 5, 2019)	3 month LIBOR	14,552	14,161	14,389
Hydrofarm Holdings, LLC (8) (11)	Wholesaler of Horticultural Products	LIBOR Plus 7.00%, Current Coupon 8.49%, Secured Debt (Maturity - May 12, 2022)	1 month LIBOR	6,666	6,546	6,657
iEnergizer Limited (8) (9)	Provider of Business Outsourcing Solutions	LIBOR Plus 6.00% (Floor 1.25%), Current Coupon 7.57%, Secured Debt (Maturity - May 1, 2019)	1 month LIBOR	10,644	10,408	10,618
Implus Footcare, LLC (8) (11)	Provider of Footwear and Other Accessories	LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 8.44%, Secured Debt (Maturity - April 30, 2021)	3 month LIBOR	14,491	14,299	14,394
Industrial Services Acquisitions, LLC (11)	Industrial Cleaning Services	11.25% Current / 0.75% PIK, Current Coupon 12.00%, Unsecured Debt (Maturity - December 17, 2022) (17)	None	10,603	10,429	10,603
		Member Units (Industrial Services Investments, LLC) (2,100,000 units)	—	—	2,100	1,890
					12,529	12,493
Inn of the Mountain Gods Resort and Casino	Hotel & Casino Owner & Operator	9.25% Secured Debt (Maturity - November 30, 2020)	None	10,749	10,620	9,782
iPayment, Inc. (8)	Provider of Merchant Acquisition	LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.62%, Secured Debt (Maturity - April 11, 2023)	3 month LIBOR	11,970	11,970	12,090
iQor US Inc. (8)	Business Process Outsourcing Services Provider	LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.34%, Secured Debt (Maturity - April 1, 2021)	3 month LIBOR	7,678	7,338	7,649
IronGate Energy Services, LLC (18)	Oil and Gas Services	11.00% Secured Debt (Maturity - July 1, 2018) (18)	None	5,825	5,827	2,039
Joerns Healthcare, LLC (8)	Manufacturer and Distributor of Health Care Equipment & Supplies	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.48%, Secured Debt (Maturity - May 9, 2020)	3 month LIBOR	11,119	10,948	10,359
Kellermeyer Bergensons Services, LLC (8)	Outsourced Janitorial Services to Retail/Grocery Customers	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.88%, Secured Debt (Maturity - April 29, 2022) (14)	3 month LIBOR	14,700	14,618	14,241
Keypoint Government Solutions, Inc. (8) (11)	Provider of Pre-Employment Screening Services	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.35%, Secured Debt (Maturity - April 18, 2024)	3 month LIBOR	12,031	11,921	12,031
LaMi Products, LLC (8) (11)	General Merchandise Distribution	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.05%, Secured Debt (Maturity -September 16, 2020)	3 month LIBOR	11,110	10,988	11,085
Larchmont Resources, LLC (8)	Oil & Gas Exploration & Production	LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.53%, Secured Debt (Maturity - August 7, 2020)	3 month LIBOR	4,118	4,118	4,076
		Member units (Larchmont Intermediate Holdco, LLC) (4,806 units)	—	—	601	1,658
					4,719	5,734
LJ Host Merger Sub, Inc. (8)	Managed Services and Hosting Provider	LIBOR Plus 6.75% (Floor 1.25%), Current Coupon 8.44%, Secured Debt (Maturity - December 13, 2019)	3 month LIBOR	$16,137	$15,744	$15,714
		LIBOR Plus 6.75% (Floor 1.25%), Current Coupon 8.44%, Secured Debt (Maturity - December 13, 2018)	3 month LIBOR	2,433	2,358	2,293
					18,102	18,007
Logix Acquisition Company, LLC (8) (11)	Competitive Local Exchange Carrier	LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 7.28%, Secured Debt (Maturity - August 9, 2024) (23)	1 month LIBOR	9,730	9,632	9,839
LSF9 Atlantis Holdings, LLC (8)	Provider of Wireless Telecommunications Carrier Services	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.36%, Secured Debt (Maturity - May 1, 2023)	1 month LIBOR	13,825	13,722	13,897
Lulu’s Fashion Lounge, LLC (8)(11)	Fast Fashion E-Commerce Retailer	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.57%, Secured Debt (Maturity - August 28, 2022)	1 month LIBOR	6,690	6,496	6,766
Meisler Operating, LLC (10) (13)	Provider of Short Term Trailer and Container Rental	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.84%, Secured Debt (Maturity - June 7, 2022) (8)	3 month LIBOR	4,200	4,095	4,104
		Member Units (Milton Meisler Holdings, LLC) (8,000 units)	—	—	800	848
					4,895	4,952
MHVC Acquisition Corp. (8)	Provider of Differentiated Information Solutions, Systems Engineering and Analytics	LIBOR Plus 5.25% (Floor 1.00%), Current Coupon 6.95%, Secured Debt (Maturity - April 29, 2024)	1 month LIBOR	10,448	10,399	10,578
Minute Key, Inc. (10) (13)	Operator of Automated Key Duplication Kiosk	Warrants (359,352 equivalent units, Expiration - May 20, 2025)	—	—	70	293
NBG Acquisition, Inc. (8)	Wholesaler of Home Decor Products	LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 7.19%, Secured Debt (Maturity - April 26, 2024)	1 month LIBOR	4,402	4,336	4,452
New Media Holdings II LLC (8) (9)	Local Newspaper Operator	LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.82%, Secured Debt (Maturity - July 14, 2022)	1 month LIBOR	17,033	16,762	17,176
NNE Issuer, LLC (8) (11)	Oil & Gas Exploration & Production	LIBOR Plus 8.00%, Current Coupon 9.49%, Secured Debt (Maturity - March 2, 2022)	3 month LIBOR	11,958	11,851	11,854
North American Lifting Holdings, Inc. (8)	Crane Service Provider	LIBOR Plus 4.50% (Floor 1.00%), Current Coupon 6.19%, Secured Debt (Maturity - November 27, 2020)	3 month LIBOR	6,310	5,666	5,912
Novetta Solutions, LLC (8)	Provider of Advanced Analytics Solutions for Defense Agencies	LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.70%, Secured Debt (Maturity - October 17, 2022)	3 month LIBOR	9,625	9,382	9,364
NTM Acquisition Corp. (8)	Provider of B2B Travel Information Content	LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.94%, Secured Debt (Maturity - June 7, 2022)	3 month LIBOR	10,908	10,797	10,853
Paris Presents, Inc. (8)	Branded Cosmetic and Bath Accessories	LIBOR Plus 8.75% (Floor 1.00%), Current Coupon 10.32%, Secured Debt (Maturity - December 31, 2021) (14)	1 month LIBOR	10,000	9,899	9,950
Parq Holdings, LP (8) (9)	Hotel and Casino Operator	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 9.19%, Secured Debt (Maturity - December 17, 2020)	3 month LIBOR	12,469	12,317	12,547
Permian Holdco 2, Inc.	Storage Tank Manufacturer	14.00% PIK Unsecured Debt (Maturity - October 15, 2021) (17)	None	765	765	765
		Series A Preferred Shares (Permian Holdco 1, Inc.) (386,255 units) (12.00% Cumulative) (16)	—	—	1,997	2,449
		Common Shares (Permian Holdco 1, Inc.) (386,255 units)	—	—	—	350
					2,762	3,564
Permian Holdings, Inc.	Storage Tank Manufacturer	10.50% Secured Debt (Maturity - January 15, 2018)	None	1,000	968	290
Pernix Therapeutics Holdings, Inc. (11)	Pharmaceutical Royalty - Anti-Migraine	12.00% Secured Debt (Maturity - August 1, 2020)	None	2,737	2,717	1,725
PPC/Shift, LLC (8) (11)	Provider of Digital Solutions to Automotive Industry	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.69%, Secured Debt (Maturity - December 22, 2021)	3 month LIBOR	6,825	6,704	6,825
Prowler Acquisition Corporation (8)	Specialty Distributor to the Energy Sector	LIBOR Plus 4.50% (Floor 1.00%), Current Coupon 6.34%, Secured Debt (Maturity - January 28, 2020)	3 month LIBOR	12,412	11,199	11,854
Renaissance Learning, Inc. (8)	Technology-based K-12 Learning Solutions	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.69%, Secured Debt (Maturity - April 11, 2022) (14)	3 month LIBOR	$12,695	$12,359	$12,767
Resolute Industrial, LLC (8) (11)	HVAC Equipment Rental and Remanufacturing	LIBOR Plus 7.62% (Floor 1.00%), Current Coupon 8.95%, Secured Debt (Maturity - July 26, 2022) (24)	3 month LIBOR	17,086	16,679	16,774
		Common Stock (601 units)	—	—	750	750
					17,429	17,524
RGL Reservoir Operations, Inc. (9) (11)	Oil & Gas Equipment & Services	1.00% Current / 9.00% PIK Secured Debt (Maturity - December 23, 2024)	None	721	407	407
RM Bidder, LLC (11)	Full-scale Film and Television Production and Distribution	Common Stock (1,854 units)	—	—	31	13
		Series A Warrants (124,915 equivalent units, Expiration - October 20, 2025)	—	—	284	—
		Series B Warrants (93,686 equivalent units, Expiration - October 20, 2025)	—	—	—	—
					315	13
Salient Partners, LP (8)	Provider of Asset Management Services	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.85%, Secured Debt (Maturity - June 9, 2021)	3 month LIBOR	11,042	10,748	10,711
Smart Modular Technologies, Inc. (8) (9) (11)	Provider of Specialty Memory Solutions	LIBOR Plus 6.25%, (Floor 1.00%), Current Coupon 7.66%, Secured Debt (Maturity - August 9, 2022)	3 month LIBOR	14,625	14,351	14,552
Sorenson Communications, Inc.	Manufacturer of Communication Products for Hearing Impaired	9.00% Secured Debt (Maturity - October 31, 2020) (14)	None	6,616	6,457	6,599
		LIBOR Plus 5.75% (Floor 2.25%), Current Coupon 8.00%, Secured Debt (Maturity - April 30, 2020) (8)	3 month LIBOR	2,947	2,932	2,971
					9,389	9,570
Strike, LLC (8)	Pipeline Construction and Maintenance Services	LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity - November 30, 2022)	3 month LIBOR	9,500	9,251	9,643
		LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.45%, Secured Debt (Maturity - May 30, 2019)	3 month LIBOR	2,500	2,480	2,513
					11,731	12,156
Synagro Infrastructure Company, Inc. (8)	Waste Management Services	LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 7.19%, Secured Debt (Maturity - August 22, 2020)	3 month LIBOR	6,411	6,235	6,023
TE Holdings, LLC	Oil & Gas Exploration & Production	Common Units (72,785 units)	—	—	728	118
Teleguam Holdings, LLC (8)	Cable and Telecom Services Provider	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 10.07%, Secured Debt (Maturity - April 12, 2024) (14)	1 month LIBOR	7,750	7,602	7,808
TMC Merger Sub Corp (8)	Refractory & Maintenance Services Provider	LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.88%, Secured Debt (Maturity - October 31, 2022) (25)	1 month LIBOR	19,140	18,993	19,237
TOMS Shoes, LLC (8)	Global Designer, Distributor, and Retailer of Casual Footwear	LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.98%, Secured Debt (Maturity - October 30, 2020)	3 month LIBOR	4,863	4,604	2,893
Turning Point Brands, Inc. (8) (9) (11)	Marketer/Distributor of Tobacco Products	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.61%, Secured Debt (Maturity - May 17, 2022) (24)	3 month LIBOR	8,436	8,364	8,605
TVG-I-E CMN Acquisition, LLC (8) (11)	Organic Lead Generation for Online Postsecondary Schools	LIBOR Plus 6.00%, (Floor 1.00%), Current Coupon 7.56%, Secured Debt (Maturity - November 3, 2021)	1 month LIBOR	8,170	8,031	8,170
U.S. Telepacific Corp. (8)	Provider of Communications and Managed Services	LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.69%, Secured Debt (Maturity - May 2, 2023)	3 month LIBOR	16,421	16,027	15,754
USJ-IMECO Holding Company, LLC (8)	Marine Interior Design and Installation	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.70%, Secured Debt (Maturity - April 16, 2020)	3 month LIBOR	8,243	8,224	8,202

Valley Healthcare Group, LLC (8) (10) (13)	Provider of Durable Medical Equipment	LIBOR Plus 12.50% (Floor 0.50%), Current Coupon 13.86%, Secured Debt (Maturity - December 29, 2020)	1 month LIBOR	$2,942	$2,901	$2,901
		Preferred Member Units (Valley Healthcare Holding, LLC) (400 units)	—	—	400	400
					3,301	3,301
VIP Cinema Holdings, Inc. (8)	Supplier of Luxury Seating to the Cinema Industry	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.70%, Secured Debt (Maturity - March 1, 2023)	3 month LIBOR	9,625	9,582	9,721
Vistar Media, Inc. (8) (11)	Operator of Digital Out-of-Home Advertising Platform	LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 11.69%, Secured Debt (Maturity - February 16, 2022)	3 month LIBOR	3,319	3,046	3,102
		Warrants (70,207 equivalent units, Expiration - February 17, 2027)	—	—	331	500
					3,377	3,602
Volusion, LLC (10) (13)	Provider of Online Software-as-a-Service eCommerce Solutions	11.50% Secured Debt (Maturity - January 24, 2020)	None	7,172	6,453	6,453
		Preferred Member Units (2,090,001 units)	—	—	6,000	6,000
		Warrants (784,866.80 equivalent units, Expiration - January 26, 2025)	—	—	1,104	891
					13,557	13,344
Wellnext, LLC (8) (11)	Manufacturer of Supplements and Vitamins	LIBOR Plus 10.10% (Floor 1.00%), Current Coupon 11.67%, Secured Debt (Maturity - July 21, 2022) (23)	1 month LIBOR	9,930	9,856	9,930
Wireless Vision Holdings, LLC (8) (11)	Provider of Wireless Telecommunications Carrier Services	LIBOR Plus 8.91% (Floor 1.00%), Current Coupon 10.27%, Secured Debt (Maturity - September 29, 2022) (23)	1 month LIBOR	12,899	12,574	12,574
Wirepath, LLC (8)	E-Commerce Provider Into Connected Home Market	LIBOR Plus 5.25% (Floor 1.00%), Current Coupon 6.87%, Secured Debt (Maturity - August 5, 2024)	2 month LIBOR	11,471	11,416	11,629

Subtotal Non-Control/Non-Affiliate Investments (5) (88% of total portfolio investments at fair value)					$948,029	$922,898

Total Portfolio Investments					$1,064,329	$1,049,439

Short Term Investments (20)
Fidelity Institutional Money Market Funds (21)	—	Prime Money Market Portfolio, Class III Shares	—	—	$11,335	$11,335
US Bank Money Market Account (21)	—	—	—	—	18,613	18,613

Total Short Term Investments					$29,948	$29,948
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
(5) Non-Control/Non-Affiliate investments are generally investments that are neither Control investments nor Affiliate investments.
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
* Together with Orix, the Company co-invests through HMS-ORIX, which is organized as a Delaware limited liability company. Pursuant to the terms of the limited liability company agreement and through representation on the HMS-ORIX Board of Managers, the Company and Orix each have 50% voting control of HMS-ORIX and together will agree on all portfolio and investment decisions as well as all other significant actions for HMS-ORIX. Although the Company owns more than 25% of the voting securities of HMS-ORIX, the Company does not have sole control over significant actions of HMS-ORIX for purposes of the 1940 Act or otherwise.
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
(8) Index based floating interest rate is subject to contractual minimum interest rates, or floors.
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
(21) Effective yield as of December 31, 2017 was approximately 0.01%.
(22) The 1, 2, 3 and 6 month LIBOR rates were 1.57%, 1.62%, 1.69% and 1.84%, respectively, as of December 31, 2017. The actual LIBOR rate for each loan listed may not be the applicable LIBOR rate as of December 31, 2017, as the loan may have been priced or repriced based on a LIBOR rate prior to December 31, 2017. The prime rate was 4.50% as of December 31, 2017.
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

The Company previously registered for sale up to 150,000,000 shares of common stock pursuant to a registration statement on Form N-2 (File No. 333-178548) which was initially declared effective by the Securities and Exchange Commission (the “SEC”) on June 4, 2012 (the “Initial Offering”). The Initial Offering terminated on December 1, 2015. The Company raised approximately $601.2 million under the Initial Offering, including proceeds from the dividend reinvestment plan of approximately $22.0 million. The Company also registered for sale up to $1,500,000,000 worth of shares of common stock (the “Offering”) pursuant to a new registration statement on Form N-2 (File No. 333-204659), as amended. With the approval of the Company’s board of directors, the Company closed the Offering to new investors effective September 30, 2017. Through September 30, 2018, the Company raised approximately $204.7 million in the Offering, including proceeds from the distribution reinvestment plan of approximately $73.0 million.

HMS Funding I LLC (“HMS Funding”) and HMS Equity Holding, LLC (“HMS Equity Holding”) are both wholly owned subsidiaries of the Company that were organized as Delaware limited liability companies. HMS Equity Holding II, Inc. (“HMS Equity Holding II”) is a wholly owned subsidiary of the Company that was organized as a Delaware corporation. HMS Funding was created for the Deutsche Bank Credit Facility (as defined below in Note 5 - Borrowings) in order to function as a “Structured Subsidiary,” which is permitted to incur debt outside of the TIAA Credit Facility (as defined below in Note 5 - Borrowings) since it is not a guarantor under the TIAA Credit Facility. HMS Equity Holding and HMS Equity Holding II, which have elected to be taxable entities, primarily hold equity investments in certain portfolio companies which are “pass through” entities for tax purposes.

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

As of September 30, 2018, the Company had five debt investments in three portfolio companies that were on non-accrual status, all of which were more than 90 days past due. Each of these portfolio companies experienced a significant decline in credit quality raising doubt regarding the Company’s ability to collect the principal and interest contractually due. Given the credit deterioration of these portfolio companies, the Company ceased accruing interest income on the non-accrual debt investments and wrote off any previously accrued interest deemed uncollectible. As of September 30, 2018, the Company is not aware of any other material changes to the creditworthiness of the borrowers underlying its debt investments.

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

As of September 30, 2018 and December 31, 2017, the Company held 18 and 19 investments, respectively, which contained a PIK provision. As of September 30, 2018, three of the 18 investments with PIK provisions were on non-accrual status. No PIK interest was recorded on these three non-accrual investments during the three and nine months ended September 30, 2018. As of December 31, 2017, three of the 19 investments with PIK provisions were on non-accrual status. No PIK interest was recorded on these investments during the year ended December 31, 2017. For the three months ended September 30, 2018 and 2017, the Company capitalized $494,000 and $58,000, respectively, of PIK interest income. For the nine months ended September 30, 2018 and 2017, the Company capitalized $977,000 and $897,000, respectively, of PIK interest income. The Company stops accruing PIK interest and writes off any accrued and uncollected interest in arrears when it determines that such PIK interest in arrears is no longer collectible.

The Company may periodically provide services, including structuring and advisory services, to its portfolio companies or other third parties. The income from such services is non-recurring. For services that are separately identifiable and evidence exists to substantiate fair value, income is recognized as earned, which is generally when the investment or other applicable transaction closes. For the three months ended September 30, 2018 and 2017, the Company recognized $781,000 and $213,000, respectively, of non-recurring fee income received from its portfolio companies or other third parties, which accounted for approximately 2.5% and 0.8%, respectively, of the Company’s total investment income during such period. For the nine months ended September 30, 2018 and 2017, the Company recognized $1.8 million and $1.9 million, respectively, of non-recurring fee income received from its portfolio companies or other third parties, which accounted for approximately 2.2% and 2.5%, respectively, of the Company’s total investment income during such period. Fees received in connection with debt financing transactions for services that do not meet these criteria are treated as debt origination fees and are deferred and accreted into interest income over the life of the financing.

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

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820)”, which is intended to improve fair value disclosure requirements by removing disclosures that are not cost-beneficial, clarifying disclosures' specific requirements, and adding relevant disclosure requirements. The amendments take effect for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements and related disclosures.
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

As of September 30, 2018 and December 31, 2017, the Company’s investment portfolio was comprised of debt securities, equity investments and Other Portfolio investments. The fair value determination for these investments primarily utilized unobservable (Level 3) inputs.

As of September 30, 2018 and December 31, 2017, all of the Company’s LMM portfolio investments consisted of illiquid securities issued by private companies. The fair value determination for the LMM portfolio investments primarily consisted of unobservable inputs. As a result, all of the Company’s LMM portfolio investments were categorized as Level 3 as of September 30, 2018 and December 31, 2017.

As of September 30, 2018 and December 31, 2017, the Company’s Middle Market portfolio investments consisted primarily of investments in secured and unsecured debt investments and independently rated debt investments. The fair value determination for these investments consisted of a combination of (1) observable inputs in non-active markets for which sufficient observable inputs were available to determine the fair value of these investments, (2) observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and (3) unobservable inputs. As a result, all of the Company’s Middle Market portfolio investments were categorized as Level 3 as of September 30, 2018 and December 31, 2017.

As of September 30, 2018 and December 31, 2017, the Company’s Private Loan portfolio investments consisted primarily of debt investments. The fair value determination for Private Loan investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of the Company’s Private Loan portfolio investments were categorized as Level 3 as of September 30, 2018 and December 31, 2017.

As of September 30, 2018 and December 31, 2017, the Company’s Other Portfolio investments consisted of illiquid securities issued by private companies. The Company relies primarily on information provided by managers of private investment funds in valuing these investments and considers whether it is appropriate, in light of all relevant circumstances, to value the Other Portfolio investments at the net asset value (“NAV”) reported by the private investment fund at the time of valuation or to adjust the value to reflect a premium or discount. The fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of the Company’s Other Portfolio equity investments were categorized as Level 3 as of September 30, 2018 and December 31, 2017.

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

The following table presents fair value measurements of the Company’s investments, by type of investment, as of September 30, 2018 according to the fair value hierarchy (dollars in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First lien secured debt investments	$—	$—	$870,165	$870,165
Second lien secured debt investments	—	—	101,635	101,635
Unsecured debt investments	—	—	11,467	11,467
Equity investments (1)	—	—	147,055	147,055
Total	$—	$—	$1,130,322	$1,130,322
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
(1) Includes the Company’s investment in HMS-ORIX. (See Note 4 - Investment in HMS-ORIX SLF LLC)

The following table presents fair value measurements of the Company’s investments, by investment classification, segregated by the level within the fair value hierarchy as of September 30, 2018 (dollars in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
LMM portfolio investments	$—	$—	$194,599	$194,599
Private Loan investments	—	—	390,304	390,304
Middle Market investments	—	—	492,712	492,712
Other Portfolio investments (1)	—	—	52,707	52,707
Total	$—	$—	$1,130,322	$1,130,322
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

The following table, which is not intended to be all inclusive, presents the significant unobservable inputs of the Company’s Level 3 investments as of September 30, 2018 (dollars in thousands):

	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range	Weighted Average (2)
LMM equity investments	$71,113	Discounted Cash Flows	WACC	12.2% - 17.6%	13.9%
		Market Approach/Enterprise Value	EBITDA Multiples (1)	4.0x - 8.5x	6.6x
LMM debt investments	123,486	Discounted Cash Flows	Expected Principal Recovery	97.0% - 100.0%	99.9%
			Risk Adjusted Discount Factor	10.0% - 23.0%	13.5%
Private Loan debt investments	274,568	Discounted Cash Flows	Expected Principal Recovery	2.9% - 100.0%	99.8%
			Risk Adjusted Discount Factor	4.9% - 28.7%	8.4%
	103,008	Market Approach	Third Party Quotes	98.2% - 102.0%	98.5%
Private Loan equity investments	12,728	Market Approach/Enterprise Value	EBITDA Multiples (1)	6.2x - 9.5x	7.5x
		Discounted Cash Flows	WACC	11.4% - 13.8%	12.2%
Middle Market debt investments	482,205	Market Approach	Third Party Quotes	36.0% - 106.3%	97.2%
Middle Market equity investments	10,507	Market Approach	Third Party Quotes	$1.1 - $275.0	$87.0
		Discounted Cash Flows	WACC	15.3% - 16.1%	15.7%
		Market Approach/Enterprise Value	EBITDA Multiples (1)	3.9x - 5.5x	4.7x
Other Portfolio investments(3)	52,707	Market Approach	NAV (1)	87.9% - 108.9%	99.5%
	$1,130,322
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
(3) Includes the Company’s investment in HMS-ORIX. (See Note 4 - Investment in HMS-ORIX SLF LLC)

The following table, which is not intended to be all inclusive, presents the significant unobservable inputs of the Company’s Level 3 investments as of December 31, 2017 (dollars in thousands):

	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range	Weighted Average (2)
LMM equity investments	$47,876	Discounted Cash Flows	WACC	12.6% - 17.4%	13.9%
		Market Approach/Enterprise Value	EBITDA Multiples (1)	4.0x - 10.0x	7.1x
LMM debt investments	87,781	Discounted Cash Flows	Expected Principal Recovery	28.0% - 100.0%	98.9%
			Risk Adjusted Discount Factor	10.6% - 20.5%	12.3%
Private Loan debt investments	228,789	Discounted Cash Flows	Expected Principal Recovery	2.9% - 100.0%	99.7%
			Risk Adjusted Discount Factor	4.5% - 28.3%	7.9%
	77,981	Market Approach	Third Party Quotes	92.0% - 102.0%	98.8%
Private Loan equity investments	8,612	Market Approach/Enterprise Value	EBITDA Multiples (1)	5.0x - 9.5x	8.0x
		Discounted Cash Flows	WACC	9.9% - 14.0%	11.8%
Middle Market debt investments	545,217	Market Approach	Third Party Quotes	29.0% - 106.0%	96.1%
Middle Market equity investments	4,575	Market Approach	Third Party Quotes	$1.6 - $345.0	$322.2
		Discounted Cash Flows	WACC	15.3% - 15.3%	15.3%
		Market Approach/Enterprise Value	EBITDA Multiples (1)	5.5x - 5.5x	5.5x
Other Portfolio investments (3)	48,608	Market Approach	NAV (1)	86.1% - 102.1%	100.3%
	$1,049,439
(1) May include pro forma adjustments and/or other add-backs based on specific circumstances related to each investment.
(2) Weighted average excludes investments for which the significant unobservable input was not utilized in the fair value determination.
(3) Includes the Company’s investment in HMS-ORIX. (See Note 4 - Investment in HMS-ORIX SLF LLC)

The following table provides a summary of changes in fair value of the Company’s Level 3 portfolio investments for the nine months ended September 30, 2018 (dollars in thousands):

Type of Investment	January 1, 2018 Fair Value	PIK Interest Accrual	New Investments(1)	Sales/ Repayments	Net Change in Unrealized Appreciation (Depreciation) (2)	Net Realized Gain (Loss)	September 30, 2018 Fair Value
LMM Equity	$47,876	$—	$14,630	$(3,106)	$10,029	$1,684	$71,113
LMM Debt	87,781	18	45,121	(8,936)	642	(1,140)	123,486
Private Loan Equity	8,612	—	4,748	(450)	(534)	352	12,728
Private Loan Debt	306,770	411	216,372	(146,276)	17	282	377,576
Middle Market Debt	545,217	548	184,110	(241,254)	14,527	(20,943)	482,205
Middle Market Equity	4,575	—	6,633	—	(701)	—	10,507
Other Portfolio(3)	48,608	—	3,912	—	187	—	52,707
Total	$1,049,439	$977	$475,526	$(400,022)	$24,167	$(19,765)	$1,130,322
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
(3) Includes the Company’s investment in HMS-ORIX. (See Note 4 - Investment in HMS-ORIX SLF LLC)

The following table provides a summary of changes in fair value of the Company’s Level 3 portfolio investments for the nine months ended September 30, 2017 (dollars in thousands):

Type of Investment	January 1, 2017 Fair Value	PIK Interest Accrual	New Investments(1)	Sales/ Repayments	Net Change in Unrealized Appreciation (Depreciation) (2)	Net Realized Gain (Loss)	September 30, 2017 Fair Value
LMM Equity	$37,616	$154	$8,276	$(622)	$1,170	$(445)	$46,149
LMM Debt	78,444	102	25,191	(9,057)	(1,886)	—	92,794
Private Loan Equity	6,323	—	3,855	(2,917)	(1,528)	2,548	8,281
Private Loan Debt	205,034	181	169,214	(68,482)	(494)	—	305,453
Middle Market Debt	638,374	377	236,193	(284,372)	(3,180)	306	587,698
Middle Market Equity	5,090	83	33	—	(1,221)	—	3,985
Other Portfolio (3)	18,366	—	37,677	(10,756)	109	950	46,346
Total	$989,247	$897	$480,439	$(376,206)	$(7,030)	$3,359	$1,090,706
(1) Column includes changes to investments due to the net accretion of discounts/premiums and amortization of fees.
(2) Column does not include unrealized appreciation (depreciation) on unfunded commitments.
(3) Includes the Company’s investment in HMS-ORIX. (See Note 4 - Investment in HMS-ORIX SLF LLC)

The total net change in unrealized appreciation (depreciation) for the nine months ended September 30, 2018 and 2017 included in the Condensed Consolidated Statement of Operations that related to Level 3 assets still held as of September 30, 2018 and 2017 was approximately $12.6 million and $(652,000), respectively. For the nine months ended September 30, 2018 and 2017, there were no transfers between Level 2 and Level 3 portfolio investments.

Portfolio Investment Composition

The composition of the Company’s investments as of September 30, 2018, at cost and fair value, was as follows (dollars in thousands):

	Investments at Cost	Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First lien secured debt investments	$880,247	78.5%	$870,165	77.0%
Second lien secured debt investments	101,736	9.1	101,635	9.0
Unsecured debt investments	11,799	1.0	11,467	1.0
Equity investments(1)	125,274	11.2	145,038	12.8
Equity warrants	1,987	0.2	2,017	0.2
Total	$1,121,043	100.0%	$1,130,322	100.0%
(1) Includes the Company’s investment in HMS-ORIX. (See Note 4 - Investment in HMS-ORIX SLF LLC)

The composition of the Company’s investments as of December 31, 2017, at cost and fair value, was as follows (dollars in thousands):

	Investments at Cost	Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First lien secured debt investments	$856,582	80.5%	$830,460	79.1%
Second lien secured debt investments	97,691	9.2	97,940	9.3
Unsecured debt investments	11,194	1.0	11,368	1.1
Equity investments (1)	96,850	9.1	107,597	10.3
Equity warrants	2,012	0.2	2,074	0.2
Total	$1,064,329	100.0%	$1,049,439	100.0%
(1) Includes the Company’s investment in HMS-ORIX. (See Note 4 - Investment in HMS-ORIX SLF LLC)

The composition of the Company’s investments by geographic region as of September 30, 2018, at cost and fair value, was as follows (dollars in thousands) (since the Other Portfolio investments do not represent a single geographic region, this information excludes Other Portfolio investments):

	Investments at Cost	Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Northeast	$154,631	14.5%	$153,565	14.3%
Southeast	183,534	17.1	194,827	18.1
West	230,295	21.6	228,705	21.2
Southwest	246,982	23.1	245,042	22.7
Midwest	218,152	20.4	220,913	20.5
Non-United States	34,888	3.3	34,563	3.2
Total	$1,068,482	100.0%	$1,077,615	100.0%

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

The composition of the Company’s total investments by industry as of September 30, 2018 and December 31, 2017, at cost and fair value was as follows (since the Other Portfolio investments do not represent a single industry, this information excludes Other Portfolio investments):

	Cost		Fair Value
	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Commercial Services and Supplies	7.4%	7.9%	7.2%	7.7%
IT Services	7.1	4.6	7.1	4.6
Construction and Engineering	6.1	5.4	6.3	5.5
Aerospace and Defense	5.4	4.8	5.4	4.9
Media	5.4	4.0	5.2	3.9
Oil, Gas, and Consumable Fuels	4.6	2.4	4.6	2.5
Internet Software and Services	4.6	3.3	4.5	3.3
Hotels, Restaurants, and Leisure	4.5	6.2	4.5	6.3
Diversified Telecommunication Services	4.5	5.3	4.3	5.3
Communications Equipment	4.1	4.3	4.1	4.5
Energy Equipment and Services	3.7	3.5	3.5	3.2
Health Care Providers and Services	3.5	1.5	3.5	1.6
Leisure Equipment and Products	3.5	3.0	3.5	3.1
Distributors	3.2	3.1	3.1	3.2
Machinery	3.0	3.5	3.9	4.0
Food Products	2.9	2.6	2.8	2.6
Computers and Peripherals	2.6	2.3	3.2	2.6
Diversified Consumer Services	2.3	3.6	2.1	3.7
Construction Materials	1.8	1.5	1.9	1.6
Internet and Catalog Retail	1.7	1.9	1.4	1.6
Professional Services	1.6	3.5	1.6	3.6
Specialty Retail	1.5	2.9	1.3	2.0
Trading Companies and Distributors	1.5	1.2	1.5	1.3
Wireless Telecommunication Services	1.4	—	1.4	—
Containers and Packaging	1.3	—	1.3	—
Household Durables	1.3	1.6	1.2	1.6
Food & Staples Retailing	1.1	1.0	1.1	1.0
Textiles, Apparel & Luxury Goods	1.1	0.4	1.0	0.3
Health Care Equipment and Supplies	1.0	2.0	1.0	2.1
Transportation Infrastructure	1.0	—	1.1	—
Capital Markets	0.7	1.1	0.7	1.1
Personal Products	—	1.0	—	1.0
Auto Components	—	2.7	—	2.4
Diversified Financial Services	—	1.3	—	1.2
Other (1)	4.6	6.6	4.7	6.7
Total	100.0%	100.0%	100.0%	100.0%
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

As of September 30, 2018 and December 31, 2017, HMS-ORIX had total assets of $151.5 million and $142.9 million, respectively, and HMS-ORIX’s portfolio consisted of 85 and 74 broadly-syndicated loans, respectively, all of which were secured by first-

priority liens, generally in industries similar to those in which the Company may directly invest. As of both September 30, 2018 and December 31, 2017, there were no loans in HMS-ORIX’s portfolio that were on non-accrual status.

On April 5, 2017, HMS-ORIX closed on a $100.0 million credit facility with Bank of America, N.A. The facility has a maturity date of April 5, 2020. Borrowings under the facility bear interest at a rate equal to LIBOR plus 1.65% per annum. As of September 30, 2018 and December 31, 2017, $93.3 million and $86.5 million, respectively, was outstanding under this facility. Borrowings under the facility are secured by substantially all of the assets of HMS-ORIX.

The following table presents a summary of HMS-ORIX’s portfolio as of September 30, 2018 and December 31, 2017 (dollars in thousands):

	As of September 30, 2018	As of December 31, 2017

Total debt investments (1)	$143,895	$138,908
Weighted average effective yield on loans(2)	5.49%	4.95%
Largest loan to a single borrower(1)	$3,470	$3,496
Total of 10 largest loans to borrowers(1)	$30,960	$30,790
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

The following table presents a listing of HMS-ORIX’s individual loan investments as of September 30, 2018:

HMS-ORIX
Loan Portfolio
As of September 30, 2018
(dollars in thousands)
Portfolio Company	Industry	Type of Investment	Principal	Cost	Fair Value

Acrisure, LLC	Insurance	LIBOR (2 months) + 4.25%, Current Coupon 6.59%, Secured Debt (Maturity - November 22, 2023)	$2,099	$2,104	$2,110
Advantage Sales & Marketing Inc.	Commercial Services & Supplies	LIBOR (1 month) + 3.25%, Current Coupon 5.49%, Secured Debt (Maturity - July 23, 2021)	1,975	1,934	1,824
Air Medical Group Holdings, Inc.	Health Care Providers & Services	LIBOR (1 month) + 3.25%, Current Coupon 5.38%, Secured Debt (Maturity - April 28, 2022)	1,975	1,966	1,947
AlixPartners, LLP	Asset Management	LIBOR (3 months) + 2.75%, Current Coupon 4.99%, Secured Debt (Maturity - April 4, 2024)	995	995	1,001
American Seafoods Group LLC	Food Products	LIBOR (1 month) + 2.75%, Current Coupon 5.00%, Secured Debt (Maturity - August 21, 2023)	1,456	1,450	1,451
Ancestry.com Operations Inc.	Internet Software & Services	LIBOR (1 month) + 3.25%, Current Coupon 5.50%, Secured Debt (Maturity - October 19, 2023)	1,300	1,311	1,307
Arch Coal, Inc.	Metals & Mining	LIBOR (1 month) + 2.75%, Current Coupon 4.99%, Secured Debt (Maturity - March 7, 2024)	1,970	1,976	1,974
Asurion, LLC	Insurance	LIBOR (1 month) + 3.00%, Current Coupon 5.08%, Secured Debt (Maturity - November 3, 2023)	1,264	1,264	1,275
		LIBOR (1 month) + 3.00%, Current Coupon 5.08%, Secured Debt (Maturity - November 4, 2024)	324	323	327
		LIBOR (1 month) + 3.00%, Current Coupon 4.97%, Secured Debt (Maturity - December 22, 2023)	2,955	2,971	2,973
			4,543	4,558	4,575

HMS-ORIX
Loan Portfolio
As of September 30, 2018
(dollars in thousands)
Portfolio Company	Industry	Type of Investment	Principal	Cost	Fair Value

BCP Renaissance Parent L.L.C.	Oil, Gas & Consumable Fuels	LIBOR (3 months) + 3.50%, Current Coupon 5.84%, Secured Debt (Maturity - October 31, 2024)	$600	$601	$605
BMC Software Finance, Inc.	Software	LIBOR (3 months) + 4.25%, Current Coupon 6.55%, Secured Debt (Maturity - September 1, 2025)	2,800	2,772	2,831
		LIBOR (1 month) + 3.25%, Current Coupon 5.49%, Secured Debt (Maturity - September 12, 2022)	3,132	3,153	3,167
			5,932	5,925	5,998
Builders FirstSource, Inc.	Building Products	LIBOR (1 month) + 3.00%, Current Coupon 5.39%, Secured Debt (Maturity - February 29, 2024)	2,955	2,952	2,964
Calpine Corporation	Independent Power and Renewable Electricity Producers	LIBOR (3 months) + 2.50%, Current Coupon 4.89%, Secured Debt (Maturity - January 15, 2023)	1,975	1,981	1,977
CDS U.S. Intermediate Holdings, Inc.	Recreation Facilities & Services	LIBOR (1 month) + 3.75%, Current Coupon 6.14%, Secured Debt (Maturity - July 8, 2022)	975	977	961
CHS/Community Health Systems, Inc.	Healthcare Providers & Services	LIBOR (3 months) + 3.25%, Current Coupon 5.56%, Secured Debt (Maturity - January 27, 2021)	1,460	1,457	1,444
ClubCorp Holdings, Inc.	Real Estate Management & Development	LIBOR (3 months) + 2.75%, Current Coupon 5.14%, Secured Debt (Maturity - September 18, 2024)	1,959	1,950	1,953
CPI International, Inc.	Aerospace & Defense	LIBOR (1 month) + 3.50%, Current Coupon 5.74%, Secured Debt (Maturity - July 26, 2024)	1,980	1,980	1,987
Cyxtera DC Holdings, Inc.	Communications	LIBOR (3 months) + 3.00%, Current Coupon 5.11%, Secured Debt (Maturity - May 1, 2024)	2,963	2,972	2,971
Deerfield Holdings Corporation	Diversified Financial Services	LIBOR (1 month) + 3.25%, Current Coupon 5.49%, Secured Debt (Maturity - February 13, 2025)	2,985	2,981	2,991
Diamond Resorts International, Inc.	Hotels, Restaurants & Leisure	LIBOR (1 month) + 3.75%, Current Coupon 5.99%, Secured Debt (Maturity - September 1, 2023)	2,136	2,163	2,089
EFS Cogen Holdings I LLC	Utilities	LIBOR (3 months) + 3.25%, Current Coupon 5.64%, Secured Debt (Maturity - June 28, 2023)	1,835	1,845	1,831
Encapsys LLC	Chemicals	LIBOR (1 month) + 3.25%, Current Coupon 5.49%, Secured Debt (Maturity - November 7, 2024)	995	996	1,002
Endo Luxembourg Finance Company I S.a.r.l.	Pharmaceuticals	LIBOR (1 month) + 4.25%, Current Coupon 6.50%, Secured Debt (Maturity - April 29, 2024)	1,975	1,991	1,991
Envision Healthcare Corporation	Healthcare Providers & Services	LIBOR (1 month) + 3.00%, Current Coupon 5.25%, Secured Debt (Maturity - December 1, 2023)	1,415	1,415	1,410
Everi Payments Inc.	Leisure Products	LIBOR (3 months) + 3.00%, Current Coupon 5.24%, Secured Debt (Maturity - May 9, 2024)	1,975	1,969	1,989
Exgen Renewables IV, LLC	Electrical Production	LIBOR (3 months) + 3.00%, Current Coupon 5.32%, Secured Debt (Maturity - November 29, 2024)	294	294	297
Financial & Risk	Diversified Financial Services	LIBOR (1 month) + 3.75%, Current Coupon 6.07%, Secured Debt (Maturity - October 1, 2025)	1,425	1,424	1,424
First American Payment Systems, L.P.	Diversified Financial Services	LIBOR (1 month) + 4.75%, Current Coupon 6.87%, Secured Debt (Maturity - January 5, 2024)	904	913	911

HMS-ORIX
Loan Portfolio
As of September 30, 2018
(dollars in thousands)
Portfolio Company	Industry	Type of Investment	Principal	Cost	Fair Value

Fitness International, LLC	Hotels, Restaurants & Leisure	LIBOR (1 month) + 3.25%, Current Coupon 5.49%, Secured Debt (Maturity - April 18, 2025)	$1,584	$1,606	$1,590
Flex Acquisition Company Inc	Containers & Packaging	LIBOR (3 months) + 3.00%, Current Coupon 5.34%, Secured Debt (Maturity - December 29, 2023)	1,980	1,988	1,981
Flexera Software LLC	Software	LIBOR (1 month) + 3.25%, Current Coupon 5.50%, Secured Debt (Maturity - February 26, 2025)	1,522	1,518	1,528
Gardner Denver, Inc.	Machinery	LIBOR (1 month) + 2.75%, Current Coupon 4.99%, Secured Debt (Maturity - July 30, 2024)	1,596	1,603	1,606
Golden Nugget, Inc.	Hotels, Restaurants & Leisure	LIBOR (1 month) + 2.75%, Current Coupon 4.90%, Secured Debt (Maturity - October 4, 2023)	1,951	1,951	1,960
GrafTech Finance Inc.	Diversified Financial Services	LIBOR (1 month) + 3.50%, Current Coupon 5.74%, Secured Debt (Maturity - February 12, 2025)	1,975	1,956	1,991
Greatbatch Ltd.	Health Care Equipment & Supplies	LIBOR (1 month) + 3.00%, Current Coupon 5.14%, Secured Debt (Maturity - October 27, 2022)	2,083	2,093	2,099
GYP Holdings III Corp.	Trading Companies & Distributors	LIBOR (1 month) + 2.75%, Current Coupon 4.99%, Secured Debt (Maturity - June 2, 2025)	3,456	3,481	3,453
Harbor Freight Tools USA, Inc.	Specialty Retail	LIBOR (1 month) + 2.50%, Current Coupon 4.74%, Secured Debt (Maturity - August 18, 2023)	1,945	1,952	1,949
HD Supply Waterworks, Ltd.	Trading Companies & Distributors	LIBOR (6 months) + 3.00%, Current Coupon 5.31%, Secured Debt (Maturity - August 1, 2024)	139	139	140
Horizon Pharma, Inc.	Pharmaceuticals	LIBOR (1 month) + 3.25%, Current Coupon 5.50%, Secured Debt (Maturity - March 29, 2024)	1,925	1,941	1,943
Huntsman Holdings LLC	Chemicals	LIBOR (3 months) + 5.00%, Current Coupon 7.24%, Secured Debt (Maturity - September 25, 2024)	1,980	1,941	2,002
IG Investments Holdings, LLC	Construction	LIBOR (1 month) + 3.50%, Current Coupon 5.74%, Secured Debt (Maturity - May 23, 2025)	1,980	1,992	2,000
IRB Holding Corp.	Hotels, Restaurants & Leisure	LIBOR (1 month) + 3.25%, Current Coupon 5.46%, Secured Debt (Maturity - February 5, 2025)	398	398	399
KBR, Inc.	Construction	LIBOR (1 month) + 3.75%, Current Coupon 5.99%, Secured Debt (Maturity - April 25, 2025)	1,247	1,241	1,262
KMG Chemicals, Inc.	Chemicals	LIBOR (1 month) + 2.75%, Current Coupon 4.99%, Secured Debt (Maturity - June 17, 2024)	737	734	741
KUEHG Corp.	Educational Services	LIBOR (1 month) + 3.75%, Current Coupon 6.14%, Secured Debt (Maturity - February 21, 2025)	2,464	2,471	2,481
LANDesk Group, Inc.	Software	LIBOR (1 month) + 4.25%, Current Coupon 6.33%, Secured Debt (Maturity - January 22, 2024)	986	991	995
Learfield Communications LLC	Media	LIBOR (1 month) + 3.25%, Current Coupon 5.50%, Secured Debt (Maturity - December 1, 2023)	1,975	1,991	2,000
MA FinanceCo., LLC	Electric Equipment, Instruments & Components	LIBOR (1 month) + 2.50%, Current Coupon 4.74%, Secured Debt (Maturity - June 21, 2024)	385	385	384
Mallinckrodt International Finance S.A.	Pharmaceuticals	LIBOR (6 months) + 3.00%, Current Coupon 5.52%, Secured Debt (Maturity - February 24, 2025)	995	993	997

HMS-ORIX
Loan Portfolio
As of September 30, 2018
(dollars in thousands)
Portfolio Company	Industry	Type of Investment	Principal	Cost	Fair Value

McDermott International, Inc.	Oil, Gas & Consumable Fuels	LIBOR (1 month) + 5.00%, Current Coupon 7.08%, Secured Debt (Maturity - May 12, 2025)	$995	$976	$1,010
Mohegan Tribal Gaming Authority	Hotels, Restaurants & Leisure	LIBOR (1 month) + 4.00%, Current Coupon 6.24%, Secured Debt (Maturity - October 13, 2023)	1,919	1,934	1,816
MPH Acquisition Holdings LLC	Health Care Technology	LIBOR (3 months) + 2.75%, Current Coupon 5.14%, Secured Debt (Maturity - June 7, 2023)	2,664	2,695	2,672
NAB Holdings, LLC	IT Services	LIBOR (3 months) + 3.00%, Current Coupon 5.39%, Secured Debt (Maturity - July 1, 2024)	1,980	1,971	1,961
Ortho-Clinical Diagnostics, Inc	Life Sciences Tools & Services	LIBOR (1 month) + 3.25%, Current Coupon 5.49%, Secured Debt (Maturity - June 30, 2025)	1,955	1,950	1,964
PI UK Holdco II Limited	Specialty Finance	LIBOR (1 month) + 3.50%, Current Coupon 5.74%, Secured Debt (Maturity - January 3, 2025)	2,985	2,964	2,982
Rackspace Hosting, Inc.	Internet Software & Services	LIBOR (3 months) + 3.00%, Current Coupon 5.35%, Secured Debt (Maturity - November 3, 2023)	3,259	3,281	3,221
Radiate Holdco, LLC	Media	LIBOR (1 month) + 3.00%, Current Coupon 5.24%, Secured Debt (Maturity - February 1, 2024)	2,551	2,528	2,550
Red Ventures, LLC	Direct Marketing Services	LIBOR (1 month) + 4.00%, Current Coupon 6.24%, Secured Debt (Maturity - November 8, 2024)	1,635	1,624	1,656
Savage Enterprises, LLC	Transportation and Logistics	LIBOR (1 month) + 4.50%, Current Coupon 6.60%, Secured Debt (Maturity - August 1, 2025)	1,129	1,107	1,146
Scientific Games International, Inc.	Leisure Products	LIBOR (1 month) + 2.75%, Current Coupon 4.99%, Secured Debt (Maturity - August 14, 2024)	895	896	894
Seattle SpinCo, Inc.	Electric Equipment, Instruments & Components	LIBOR (3 months) + 2.50%, Current Coupon 4.74%, Secured Debt (Maturity - June 21, 2024)	2,600	2,603	2,596
SeaWorld Parks & Entertainment, Inc.	Hotels, Restaurants & Leisure	LIBOR (3 months) + 3.00%, Current Coupon 5.24%, Secured Debt (Maturity - April 1, 2024)	1,970	1,972	1,970
SRS Distribution Inc.	Trading Companies & Distributors	LIBOR (3 months) + 3.25%, Current Coupon 5.44%, Secured Debt (Maturity - May 23, 2025)	1,200	1,197	1,193
SS&C Technologies, Inc.	Software	LIBOR (1 month) + 2.25%, Current Coupon 4.49%, Secured Debt (Maturity - April 16, 2025)	560	559	561
		LIBOR (1 month) + 2.25%, Current Coupon 4.49%, Secured Debt (Maturity - April 16, 2025)	217	217	218
			777	776	779
Staples, Inc.	Distributors	LIBOR (3 months) + 4.00%, Current Coupon 6.34%, Secured Debt (Maturity - September 12, 2024)	1,985	1,981	1,990
Starfruit Finco B.V.	Chemicals	LIBOR (1 month) + 3.25%, Current Coupon 5.57%, Secured Debt (Maturity - October 1, 2025)	1,250	1,247	1,257
Telenet Financing USD LLC	Diversified Telecommunications Services	LIBOR (1 month) + 2.25%, Current Coupon 4.41%, Secured Debt (Maturity - August 17, 2026)	1,655	1,653	1,650

HMS-ORIX
Loan Portfolio
As of September 30, 2018
(dollars in thousands)
Portfolio Company	Industry	Type of Investment	Principal	Cost	Fair Value

Transdigm, Inc.	Aerospace & Defense	LIBOR (1 month) + 2.50%, Current Coupon 4.74%, Secured Debt (Maturity - June 9, 2023)	$1,970	$1,977	$1,980
		LIBOR (1 month) + 2.50%, Current Coupon 4.74%, Secured Debt (Maturity - August 22, 2024)	993	990	997
			2,963	2,967	2,977
Travelport Finance (Luxembourg) S.A.R.L.	Internet Software & Services	LIBOR (3 months) + 2.50%, Current Coupon 4.81%, Secured Debt (Maturity - March 17, 2025)	1,243	1,238	1,245
Traverse Midstream Partners LLC	Oil, Gas & Consumable Fuels	LIBOR (3 months) + 4.00%, Current Coupon 6.34%, Secured Debt (Maturity - September 27, 2024)	781	784	788
UFC Holdings, LLC	Media	LIBOR (3 months) + 3.25%, Current Coupon 5.50%, Secured Debt (Maturity - August 18, 2023)	1,975	1,985	1,989
Ultra Resources, Inc.	Oil, Gas & Consumable Fuels	LIBOR (1 month) + 3.00%, Current Coupon 5.17%, Secured Debt (Maturity - April 12, 2024)	2,000	2,002	1,808
Utz Quality Foods, LLC	Commercial Services & Supplies	LIBOR (1 month) + 3.50%, Current Coupon 5.74%, Secured Debt (Maturity - November 21, 2024)	1,588	1,587	1,595
Valeant Pharmaceuticals International, Inc.	Pharmaceuticals	LIBOR (1 month) + 3.00%, Current Coupon 5.10%, Secured Debt (Maturity - June 2, 2025)	1,420	1,426	1,429
Vertafore, Inc.	Software	LIBOR (1 month) + 3.25%, Current Coupon 5.49%, Secured Debt (Maturity - June 4, 2025)	2,500	2,488	2,514
Vertiv Group Corporation	Electrical Equipment	LIBOR (3 months) + 4.00%, Current Coupon 6.31%, Secured Debt (Maturity - November 30, 2023)	1,555	1,567	1,547
Vistra Operations Company LLC	Electric Utilities	LIBOR (1 month) + 2.25%, Current Coupon 4.49%, Secured Debt (Maturity - December 14, 2023)	1,970	1,980	1,977
Web.com Group, Inc.	Internet Software and Services	LIBOR (3 months) + 3.75%, Current Coupon 6.07%, Secured Debt (Maturity - September 17, 2025)	1,000	1,000	1,008
West Corporation	Diversified Telecommunications Services	LIBOR (1 month) + 3.50%, Current Coupon 5.74%, Secured Debt (Maturity - October 10, 2024)	648	648	644
		LIBOR (1 month) + 4.00%, Current Coupon 6.24%, Secured Debt (Maturity - October 10, 2024)	1,024	1,015	1,022
			1,672	1,663	1,666
WideOpenWest Finance, LLC	Diversified Telecommunications Services	LIBOR (1 month) + 3.25%, Current Coupon 5.41%, Secured Debt (Maturity - August 18, 2023)	3,470	3,478	3,410
Total Loan Portfolio				$143,965	$143,745

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

HMS-ORIX
Loan Portfolio
As of December 31, 2017
(dollars in thousands)
Portfolio Company	Industry	Type of Investment	Principal	Cost	Fair Value

Telenet Financing USD LLC	Diversified Telecommunications Services	LIBOR (1 month) + 2.50%, Current Coupon 3.92%, Secured Debt (Maturity - March 2, 2026)	$1,655	$1,655	$1,663
Transdigm, Inc.	Aerospace & Defense	LIBOR (1 month) + 2.75%, Current Coupon 4.32%, Secured Debt (Maturity - June 9, 2023)	1,985	1,992	1,990
		LIBOR (1 month) + 3.00%, Current Coupon 4.57%, Secured Debt (Maturity - August 22, 2024)	1,000	998	1,006
			2,985	2,990	2,996
Travelport Finance (Luxembourg) S.A.R.L.	Internet Software & Services	LIBOR (3 months) + 2.75%, Current Coupon 4.17%, Secured Debt (Maturity - September 2, 2021)	1,901	1,901	1,903
Traverse Midstream Partners LLC	Oil, Gas & Consumable Fuels	LIBOR (3 months) + 4.00%, Current Coupon 5.85%, Secured Debt (Maturity - September 27, 2024)	781	784	793
UFC Holdings, LLC	Media	LIBOR (3 months) + 3.25%, Current Coupon 4.81%, Secured Debt (Maturity - August 18, 2023)	1,990	2,002	2,003
Ultra Resources, Inc.	Oil, Gas & Consumable Fuels	LIBOR (1 month) + 3.00%, Current Coupon 4.41%, Secured Debt (Maturity - April 12, 2024)	2,000	2,002	2,002
Utz Quality Foods, LLC	Commercial Services and Supplies	LIBOR (1 month) + 3.50%, Current Coupon 5.01%, Secured Debt (Maturity - November 21, 2024)	1,600	1,599	1,616
Valeant Pharmaceuticals International, Inc.	Pharmaceuticals	LIBOR (1 month) + 3.50%, Current Coupon 4.94%, Secured Debt (Maturity - April 1, 2022)	1,546	1,553	1,570
Vertiv Group Corporation	Electrical Equipment	LIBOR (3 months) + 4.00%, Current Coupon 5.35%, Secured Debt (Maturity - November 30, 2023)	1,555	1,569	1,556
Vistra Operations Company LLC	Electric Utilities	LIBOR (2 months) + 2.75%, Current Coupon 4.08%, Secured Debt (Maturity - December 14, 2023)	1,985	1,996	2,001
West Corporation	Diversified Telecommunications Services	LIBOR (1 month) + 4.00%, Current Coupon 5.35%, Secured Debt (Maturity - October 10, 2024)	1,032	1,022	1,036
WideOpenWest Finance, LLC	Diversified Telecommunications Services	LIBOR (1 month) + 3.25%, Current Coupon 4.75%, Secured Debt (Maturity - August 18, 2023)	3,496	3,506	3,470
Total Loan Portfolio				$139,017	$139,012

For the three months ended September 30, 2018 and 2017, the Company recognized approximately $536,000 and $0, respectively, of dividend income in respect of its investment in HMS-ORIX. For the nine months ended September 30, 2018 and for the period from inception (April 4, 2017) to September 30, 2017, the Company recognized approximately $1.6 million and $0, respectively, of dividend income in respect of its investment in HMS-ORIX.

The following tables show the summarized financial information for HMS-ORIX (dollars in thousands):

HMS-ORIX SLF LLC
Balance Sheet (Unaudited)
(dollars in thousands)

	As of September 30, 2018	As of December 31, 2017
Assets
Portfolio investments at fair value (amortized cost: $143,965 and $139,017 as of September 30, 2018 and December 31, 2017, respectively)	$143,745	$139,012
Cash and cash equivalents	3,967	2,681
Receivable for securities sold	2,891	—
Interest receivable	268	306
Deferred financing costs, net	596	890
Other assets	31	15
Total assets	$151,498	$142,904
Liabilities
Credit facilities payable	$93,300	$86,500
Payable for securities purchased	6,443	5,268
Distributions payable	893	—
Accounts payable and accrued expenses	79	64
Total liabilities	100,715	91,832
Net assets
Members’ equity	50,783	51,072
Total net assets	50,783	51,072
Total liabilities and net assets	$151,498	$142,904

HMS-ORIX SLF LLC
Statement of Operations (Unaudited)
(dollars in thousands)
	Three Months Ended		Nine Months Ended September 30, 2018	For the Period from Inception (April 4, 2017) through September 30, 2017
	September 30, 2018	September 30, 2017
Investment income
Interest income	$1,944	$1,554	$5,566	$2,048
Dividend income	—	—	—	—
Fee income	—	—	—	—
Other income	—	—	—	—
Total investment income	1,944	1,554	5,566	2,048
Expenses
Interest expense	988	615	2,759	866
Other expenses	—	2	1	34
General and administrative expenses	20	24	67	45
Total expenses	1,008	641	2,827	945
Net investment income	936	913	2,739	1,103
Net realized loss from investments	(17)	(16)	(392)	(17)
Net realized income	919	897	2,347	1,086
Net change in unrealized appreciation (depreciation) on investments	1,013	—	15	(226)
Net increase in net assets resulting from operations	$1,932	$897	$2,362	$860

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

On March 6, 2017, the Company entered into an amended and restated senior secured revolving credit agreement (the “TIAA Credit Facility”) with TIAA, FSB (formerly EverBank Commercial Finance, Inc. prior to June 18, 2018) (“TIAA Bank”), as administrative agent, and with TIAA Bank and other financial institutions as lender. The TIAA Credit Facility, as amended, features aggregate revolver commitments of $120.0 million. Borrowings under the TIAA Credit Facility bear interest, subject to the Company’s election, on a per annum basis equal to (i) the adjusted LIBOR rate plus 2.75% or (ii) the base rate plus 1.75%. The base rate is defined as the higher of (a) the prime rate, (b) the Federal Funds Rate (as defined in the credit agreement) plus 0.5% or (c) the adjusted LIBOR rate plus 1.0%. The adjusted LIBOR rate is defined in the credit agreement for the TIAA Credit Facility as the one-month LIBOR rate plus an adjustment for statutory reserve requirements for Eurocurrency liabilities as described in the credit agreement. As of September 30, 2018, the one-month LIBOR rate was 2.26%. Additionally, the Company pays an annual unused commitment fee of 0.300% on the unused revolver commitments if more than 50% of the revolver commitments are being used and an annual unused commitment fee of 0.625% on the unused revolver commitments if less than 50% of the revolver commitments are being used. As of September 30, 2018, the Company was not aware of any instances of noncompliance with covenants related to the TIAA Credit Facility.

On May 18, 2015, HMS Funding entered into an amended and restated credit agreement (the “Deutsche Bank Credit Facility”) among HMS Funding, the Company, as equityholder and as servicer, Deutsche Bank AG, New York Branch (“Deutsche Bank”), as administrative agent, the financial institutions party thereto as lenders (together with Deutsche Bank, the “HMS Funding Lenders”), and U.S. Bank National Association, as collateral agent and collateral custodian. As of September 30, 2018, the Deutsche Bank Credit Facility, as amended, provided a borrowing capacity of $450.0 million, with an accordion provision allowing increases in aggregate commitments, not to exceed $550.0 million, with lender consent. Under the Deutsche Bank Credit Facility, interest is calculated as the sum of the index plus the applicable margin of 2.35%. The index will be equal to one-month LIBOR, or, in the event that LIBOR is not reasonably available, the higher of Deutsche Bank’s base commercial lending rate and the interest rate equal to 0.5% above the federal funds rate. As of September 30, 2018, the one-month LIBOR rate was 2.26%. The Deutsche Bank Credit Facility provides for a revolving period until November 20, 2020, unless otherwise extended with the consent of the HMS Funding Lenders. The amortization period begins the day after the last day of the revolving period and ends on November 20, 2022, the maturity date. During the amortization period, the applicable margin will increase by 0.25%. During the revolving period, HMS Funding will pay a utilization fee equal to 2.50% of the undrawn amount of the required utilization, which is 75% of the loan commitment amount. HMS Funding will incur an undrawn fee equal to 0.40% per annum of the difference between the aggregate commitments and the outstanding advances under the facility, provided that the undrawn fee relating to any utilization shortfall will not be payable to the extent that the utilization fee relating to such utilization shortfall is incurred. Additionally, under the terms of a fee letter executed on November 20, 2017, HMS Funding pays Deutsche Bank an administrative agent fee of 0.25% of the aggregate revolver commitments.As of September 30, 2018, the Company was not aware of any instances of noncompliance with covenants related to the Deutsche Bank Credit Facility.

As of September 30, 2018, the Company had borrowings of $120.0 million outstanding on the TIAA Credit Facility and had borrowings of $390.0 million outstanding on the Deutsche Bank Credit Facility, both of which the Company estimated approximated fair value.

A summary of the Company’s significant contractual payment obligations for the repayment of outstanding borrowings at September 30, 2018 is as follows:

	Payments Due By Period (dollars in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
TIAA Credit Facility (1)	$120,000	$—	$120,000	$—	$—
Deutsche Bank Credit Facility (2)	390,000	—	—	390,000	—
Total Credit Facilities	$510,000	$—	$120,000	$390,000	$—

(1)	At September 30, 2018, the Company had no availability under the TIAA Credit Facility.

(2)
At September 30, 2018, $60.0 million remained available under the Deutsche Bank Credit Facility; however, the Company’s borrowing ability is limited to the asset coverage ratio restrictions imposed by the 1940 Act, as discussed above.

Note 6 – Financial Highlights

The following is a schedule of financial highlights of the Company for the nine months ended September 30, 2018 and 2017.

Per Share Data:	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
NAV at beginning of period	$8.15	$8.15
Results from Operations
Net investment income (1) (2)	0.60	0.56
Net realized appreciation (depreciation) (1) (2)	(0.25)	0.04
Net change in unrealized appreciation (depreciation) on investments (1) (2)	0.30	(0.09)
Net increase in net assets resulting from operations	0.65	0.51
Stockholder distributions (1) (3)
Distributions from net investment income (1) (2)	(0.52)	(0.48)
Distributions from realized appreciation (1) (2)	—	(0.04)
Net decrease in net assets resulting from stockholder distributions	(0.52)	(0.52)
Capital share transactions
Issuance of common stock above NAV, net of offering costs (1)	—	0.02
Net increase in net assets resulting from capital share transactions	—	0.02
NAV at end of the period	$8.28	$8.16
Shares of common stock outstanding at end of period	78,616,770	79,204,960
Weighted average shares of common stock outstanding	79,383,151	76,899,096

(1)	Based on weighted average number of shares of common stock outstanding for the period.

(2)	Changes in net investment income and realized and unrealized appreciation (depreciation) on investments can change significantly from period to period.

(3)	The stockholder distributions represent the stockholder distributions declared for the period.

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
	(dollars in thousands)
Net assets at end of period	$650,735	$645,945
Average net assets	$646,940	$625,272
Average Credit Facilities borrowings	$475,500	$426,500

Ratios to average net assets:
Ratio of total expenses to average net assets (1)	5.81%	5.28%
Ratio of net investment income to average net assets (1)	7.32%	6.92%
Portfolio turnover ratio	36.77%	36.85%
Total return (2)	7.98%	6.50%

(1)
For the nine months ended September 30, 2018 and 2017, the Advisers did not waive base management fees but waived subordinated incentive fees of approximately $3.4 million and $2.3 million, respectively, and internal administrative services expenses of approximately $2.0 million and $2.2 million, respectively. The ratio is calculated by reducing the expenses to reflect the waiver of expenses and reimbursement of internal administrative services in both periods presented. Excluding interest expense, the ratio of total expenses to average net assets for the nine months ended September 30, 2018 and September 30, 2017 was 3.05% and 3.14%, respectively. See Note 10 - Related Party Transactions and Arrangements for further discussion of fee waivers provided by the Advisers.

(2)
Total return is calculated on the change in NAV per share and stockholder distributions declared per share over the reporting period. The total return does not reflect the sales load from the sale of the Company’s common stock.

Note 7 – Stockholder Distributions

The following table reflects the cash distributions per share that the Company declared on its common stock during the nine months ended September 30, 2018 and 2017 (dollars in thousands except per share amounts).

	Distributions
	Per Share	Amount
2018
Three months ended September 30, 2018	$0.17	$13,938
Three months ended June 30, 2018	$0.18	$13,855
Three months ended March 31, 2018	$0.17	$13,803
2017
Three months ended September 30, 2017	$0.17	$13,910
Three months ended June 30, 2017	$0.18	$13,438
Three months ended March 31, 2017	$0.17	$12,922

On September 14, 2018, with the authorization of the Company’s board of directors, the Company declared distributions to its stockholders for the period of October 2018 through December 2018. These distributions have been, or will be, calculated based on stockholders of record each day from October 1, 2018 through December 31, 2018 in an amount equal to $0.00191781 per share, per day. Distributions are paid on the first business day following the completion of each month to which they relate.

The Company has adopted an “opt in” distribution reinvestment plan for its stockholders. As a result, if the Company makes a distribution, its stockholders will receive distributions in cash unless they specifically “opt in” to the distribution reinvestment plan so as to have their cash distributions reinvested in additional shares of the Company’s common stock.

The following table reflects the sources of the cash distributions that the Company declared and, in some instances, paid on its common stock during the nine months ended September 30, 2018 and 2017.

	Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017
	(dollars in thousands)
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Net realized income from operations (before waiver of incentive fees)	$24,219	58.2%	$40,270	100.0%
Waiver of incentive fees	3,386	8.2	—	—
Distributions in excess of net realized income from operations (1)	13,991	33.6	—	—
Total	$41,596	100.0%	$40,270	100.0%

(1)	Includes adjustments made to GAAP-basis net investment income to arrive at taxable income available for distributions. See Note 8 for the sources of the Company’s cash distributions on a tax basis.

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

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes, which provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the Company’s financial statements is the largest benefit or expense that has a greater than 50% likelihood of being realized upon its ultimate settlement with the relevant tax authority. Positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits, if any, in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. Management has analyzed the Company’s tax positions, and has concluded that there were no material uncertain income tax positions through September 30, 2018. The Company identifies its major tax jurisdiction as the United States, and the Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next 12 months. Tax returns for the 2014 through 2017 taxable years remain subject to examination by U.S. federal and most state tax authorities.

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

Listed below is a reconciliation of “Net increase (decrease) in net assets resulting from operations” to taxable income and to total distributions declared to common stockholders for the nine months ended September 30, 2018 and 2017 (dollars in thousands).

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017

Net increase in net assets resulting from operations	$51,559	$39,440
Net change in unrealized (appreciation) depreciation	(23,955)	7,165
Income tax provision	(29)	139
Pre-tax book loss not consolidated for tax purposes	16,018	755
Book income and tax income differences, including debt origination, structuring fees, dividends, realized gains and changes in estimates	(45)	1,526
Estimated taxable income (1)	43,548	49,025

Taxable income earned in prior year and carried forward for distribution in current year	15,005	7,238

Taxable income earned prior to period end and carried forward for distribution next period	(21,484)	(20,558)
Dividend accrued as of period end and paid-in the following period	4,527	4,565

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017

Taxable income earned to be carried forward	$(16,957)	$(15,993)

Total distributions accrued or paid to common stockholders	$41,596	$40,270

(1)
The Company’s taxable income for each period is an estimate and will not be finally determined until the Company files its tax return for each year. Therefore, the final taxable income, and the taxable income earned in each period and carried forward for distribution in the following period, may be different than this estimate.

The income tax expense, or benefit, and the related tax assets and liabilities generated by HMS Equity Holding and HMS Equity Holding II, if any, are reflected in the Company’s Condensed Consolidated Statement of Operations. For the nine months ended September 30, 2018 and 2017, the Company recognized a net income tax (benefit) provision of $(29,000) and $139,000, respectively, related to deferred taxes (benefit) of $(1.6) million and $1.5 million, respectively, and other taxes (benefit) of $(29,000) and $139,000, respectively, offset by a valuation allowance of $1.6 million and $(1.5) million, respectively. For the nine months ended September 30, 2018 and 2017, the other taxes (benefit) included $(29,000) and $139,000, respectively, related to accruals for state and other taxes.

As of September 30, 2018, the cost basis of investments for tax purposes was $1.1 billion, with such investments having an estimated net unrealized appreciation of $9.3 million, composed of gross unrealized appreciation of $36.0 million and gross unrealized depreciation of $26.7 million. As of December 31, 2017, the cost basis of investments for tax purposes was $1.0 billion, with such investments having an estimated net unrealized depreciation of $14.9 million, composed of gross unrealized appreciation of $25.2 million and gross unrealized depreciation of $40.1 million.

The net deferred tax assets at both September 30, 2018 and December 31, 2017 was $0, primarily related to loss carryforwards, timing differences in net unrealized depreciation of portfolio investments, and basis differences of portfolio investments held by HMS Equity Holding and HMS Equity Holding II offset by a valuation allowance. Based on HMS Equity Holding’s and HMS Equity Holding II’s short operating history, management believes it is more likely than not that there will be inadequate profits in HMS Equity Holding and HMS Equity Holding II against which the deferred tax assets can be offset. Accordingly, the Company recorded a full valuation allowance against such deferred tax assets.

The following table sets forth the significant components of net deferred tax assets and liabilities as of September 30, 2018 and December 31, 2017 (amounts in thousands):

	September 30, 2018	December 31, 2017
Deferred tax assets:
Net operating loss carryforwards	$1,663	$1,901
Foreign tax credit carryforwards	10	10
Capital loss carryforwards	9,933	5,390
Net basis differences in portfolio investments	—	—
Net unrealized depreciation of portfolio investments	—	—
Total deferred tax assets	11,606	7,301
Deferred tax liabilities:
Net basis differences in portfolio investments	(1,343)	(703)
Net unrealized appreciation of portfolio investments	(2,466)	(426)
Other	—	—
Total deferred tax liabilities	(3,809)	(1,129)
Valuation allowance	(7,797)	(6,172)
Total net deferred tax assets (liabilities)	$—	$—

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

The determination of the tax attributes of the Company’s distributions is made annually at the end of the Company’s taxable year based upon the Company’s taxable income for the full taxable year and distributions paid for the full taxable year. Therefore, a determination made on an interim basis may not be representative of the actual tax attributes of distributions for a full year. If the Company had determined the tax attributes of its distributions taxable year-to-date as of September 30, 2018, 100% would be from its current and accumulated earnings and profits. However, there can be no certainty to stockholders that this determination is representative of what the actual tax attributes of the Company’s anticipated fiscal and taxable years ending December 31, 2018 distributions to stockholders will be. The actual tax characteristics of distributions to stockholders will be reported to the Internal Revenue Service and stockholders subject to information reporting shortly after the close of each calendar year on Form 1099-DIV.

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

Note 9 – Supplemental Cash Flow Disclosures

Listed below are the supplemental cash flow disclosures for the nine months ended September 30, 2018 and 2017 (dollars in thousands):

Supplemental Disclosure of Cash Flow Information	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Cash paid for interest	$16,764	$12,296
Cash paid for income taxes	690	358

Supplemental Disclosure of Non-Cash Flow Information
Stockholder distributions declared and unpaid	4,527	4,565
Stockholder distributions reinvested	20,550	20,594
Change in unpaid deferred offering costs	—	(40)
Unpaid deferred financing costs	6	25
Unpaid sales commissions and dealer manager fee	—	251

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

The Company and the Advisers entered into conditional income incentive fee waiver agreements (the “2016-2018 Conditional Income Incentive Fee Waiver Agreements”), most recently on October 31, 2018, pursuant to which, for a period from January 1, 2016 through September 30, 2018, the Advisers would waive payments in respect of the “subordinated incentive fee on income,” as such term is defined in the Investment Advisory Agreement, upon the occurrence of any event that, in the Advisers’ sole discretion, causes such waiver to be deemed necessary. The 2016-2018 Conditional Income Incentive Fee Waiver Agreements may require the Company to repay previously waived reimbursement of Expense Support Payments or base management fees or incentive fees previously waived by the Advisers under certain circumstances and to the extent eligible for repayment.

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

For the three months ended September 30, 2018 and 2017, the Company incurred base management fees of approximately $5.9 million and $5.6 million, respectively, and the Advisers did not waive any base management fees in either period. For each of the three months ended September 30, 2018 and 2017, the Company did not incur any capital gains incentive fees in either period, and incurred subordinated incentive fees on income of approximately $3.2 million and $0, respectively, all of which were waived by the Advisers.

For the nine months ended September 30, 2018 and 2017, the Company incurred base management fees of approximately $17.3 million and $16.1 million, respectively, and the Advisers did not waive any base management fees in either period. For the nine months ended September 30, 2018 and 2017, the Company did not incur any capital gains incentive fees in either period, and incurred subordinated incentive fees on income of approximately $3.4 million and $2.3 million, respectively, all of which were waived by the Advisers.

For the nine months ended September 30, 2018 and 2017, the Company did not record an accrual for any previously waived fees. Any future reimbursement of previously waived fees to the Advisers will not be accrued until the reimbursement of the waived fees becomes probable and estimable, which will be upon approval of the Company’s board of directors. To date, none of the previously waived fees has been approved by the Company’s board of directors for reimbursement.

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

	Management Fee (1)		Subordinated Incentive Fee (1)		Capital Gain Incentive Fee (1)		Expense Support (1)
Quarter Ended	Waivers	Repaid to Adviser (2)	Waivers	Repaid to Adviser (2)	Waivers	Repaid to Adviser (2)	Payments	Repaid to Adviser (2)	Operating Expense Ratio (3)	Annualized Distribution Rate (4)	Eligible to be Repaid Through (5)
12/31/2015	$—	$—	$1,159	$—	$—	$—	$—	$—	2.27%	$0.70	12/31/2018
3/31/2016	$—	$—	$493	$—	$—	$—	$—	$—	1.83%	$0.70	3/31/2019
6/30/2016	$—	$—	$—	$—	$—	$—	$—	$—	1.76%	$0.70	6/30/2019
9/30/2016	$—	$—	$—	$—	$—	$—	$—	$—	1.73%	$0.70	9/30/2019
12/31/2016	$—	$—	$1,196	$—	$—	$—	$—	$—	1.68%	$0.70	12/31/2019
3/31/2017	$—	$—	$1,495	$—	$—	$—	$—	$—	1.68%	$0.70	3/31/2020
6/30/2017	$—	$—	$823	$—	$—	$—	$—	$—	1.67%	$0.70	6/30/2020
9/30/2017	$—	$—	$—	$—	$—	$—	$—	$—	1.91%	$0.70	9/30/2020

	Management Fee (1)		Subordinated Incentive Fee (1)		Capital Gain Incentive Fee (1)		Expense Support (1)
Quarter Ended	Waivers	Repaid to Adviser (2)	Waivers	Repaid to Adviser (2)	Waivers	Repaid to Adviser (2)	Payments	Repaid to Adviser (2)	Operating Expense Ratio (3)	Annualized Distribution Rate (4)	Eligible to be Repaid Through (5)
12/31/2017	$—	$—	$711	$—	$—	$—	$—	$—	1.82%	$0.70	12/31/2020
3/31/2018	$—	$—	$15	$—	$—	$—	$—	$—	1.80%	$0.70	3/31/2021
6/30/2018	$—	$—	$139	$—	$—	$—	$—	$—	1.96%	$0.70	6/30/2021
9/30/2018	$—	$—	$3,231	$—	$—	$—	$—	$—	2.01%	$0.70	9/30/2021

(1)	Fees waived pursuant to the Conditional Fee Waiver Agreement and the 2016-2018 Conditional Income Incentive Fee Waiver Agreements.

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

(5)
Prior to December 31, 2015, the Advisers waived total management fees of $2.8 million, total subordinated incentive fees of $2.0 million and total capital gain incentive fees of $8,000. Due to the passage of time, such waived fees are not eligible for repayment under the applicable fee waiver agreements.

Pursuant to the Investment Advisory Agreement and Sub-Advisory Agreement, the Company is required to pay or reimburse the Advisers for administrative services expenses, which include all costs and expenses related to the Company’s day-to-day administration and management not related to advisory services, whether such administrative services were performed by a third party service provider or affiliates of the Advisers (“Internal Administrative Services”). The Advisers do not earn any profit under their provision of administrative services to the Company. For the three months ended September 30, 2018 and 2017, the Company incurred, and the Advisers waived the reimbursement of, Internal Administrative Services expenses of approximately $623,000 and $694,000, respectively. For the nine months ended September 30, 2018 and 2017, the Company incurred, and the Advisers waived the reimbursements of, Internal Administrative Services expenses of approximately $2.0 million and $2.2 million, respectively. The Company and the Advisers entered into an expense support and conditional reimbursement agreement, as amended from time to time, which extends the period for waiver of reimbursement of Internal Administrative Services expenses accrued pursuant to the Investment Advisory Agreement and the Sub-Advisory Agreement through December 31, 2018. Since inception, the Advisers waived the reimbursement of total Internal Administrative Services expenses of $12.4 million. Waived Internal Administrative Services expenses are not subject to future reimbursement.

The table below outlines fees incurred and expense reimbursements payable to the Adviser, the Sub-Adviser and their respective affiliates for the three and nine months ended September 30, 2018 and 2017 and amounts unpaid as of September 30, 2018 and December 31, 2017 (dollars in thousands).

	Incurred		Incurred		Unpaid as of
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30, 2018	December 31, 2017
Type and Recipient	2018	2017	2018	2017
Incentive Fees on Income - the Adviser, Sub-Adviser (1)	$—	$—	$—	$—	$—	$—
Offering Costs - the Adviser, Sub-Adviser	101	272	308	1,000	—	—
Other (2) - the Adviser	155	81	488	551	38	59
Selling Commissions - Dealer Manager	—	501	—	2,368	—	—
Dealer Manager Fee - Dealer Manager	—	307	—	1,307	—	—
Due to Affiliates					$38	$59

Base Management Fees - the Adviser, Sub-Adviser	$5,904	$5,648	$17,335	$16,101	$5,904	$5,682

(1)	Net of amounts waived by the Advisers.

(2)	Includes amounts the Adviser paid on behalf of the Company such as general and administrative services expenses.

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

As of September 30, 2018, the Company has reimbursed the Advisers approximately $12.1 million since inception for offering costs. As of September 30, 2018, the Advisers carried a balance of approximately $1.1 million for offering costs incurred on the Company’s behalf, net of reimbursement payments from the Company.

Note 11 – Share Repurchase Plan

Since inception of the share repurchase program, the Company funded the repurchase of $64.6 million in shares of common stock. For the nine months ended September 30, 2018 and 2017, the Company funded $27.6 million and $14.0 million, respectively, for shares of common stock tendered for repurchase under the plan approved by the board of directors. Since inception of the share repurchase program, the Company has funded all redemption requests validly tendered and not withdrawn.

For the Quarter Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered that were Repurchased	Repurchase Price per Share	Aggregate Consideration for Repurchased Shares
March 31, 2018	March 22, 2018	1,147,067.15	100%	$8.20	$9,405,951
June 30, 2018	May 31, 2018	1,242,890.47	100%	$8.17	$10,154,415
September 30, 2018	August 31, 2018 / September 12, 2018 / October 25, 2018	982,248.25	100%	$8.15	$8,005,323

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

Note 12 – Commitments and Contingencies

As of September 30, 2018, the Company had a total of approximately $39.9 million in outstanding commitments comprising (i) 33 commitments to fund revolving loans that had not been fully drawn or term loans that had not been funded and (ii) four capital commitments that had not been fully called. The Company recognized unrealized depreciation of approximately $212,000 on the outstanding unfunded loan commitments and no unrealized appreciation or depreciation on the outstanding unfunded capital commitments during the nine months ended September 30, 2018. As of December 31, 2017, the Company had a total of approximately $45.4 million in outstanding commitments comprising (i) 28 commitments to fund revolving loans that had not been fully drawn or term loans that had not been funded and (ii) four capital commitments that had not been fully called. The Company recognized unrealized appreciation of $14,000 on the outstanding unfunded loan commitments and no unrealized appreciation or depreciation on the outstanding unfunded capital commitments during the year ended December 31, 2017.

	Commitments and Contingencies
	(dollars in thousands)
	September 30, 2018	December 31, 2017
Unfunded Loan Commitments
Adams Publishing Group, LLC	$3,035	$—
American Nuts, LLC	1,266	—
Apex Linen Services, Inc.	403	403
Arcus Hunting, LLC	60	976
ASC Ortho Management Company, LLC	750	—
BarFly Ventures, LLC	245	613
BBB Tank Services	37	—
BigName Holdings, LLC	29	101
Boccella Precast Products, LLC	360	500
CDHA Management, LLC	—	2,343
Chamberlin HoldCo, LLC	400	—

	Commitments and Contingencies
	(dollars in thousands)
	September 30, 2018	December 31, 2017
Unfunded Loan Commitments
Charps, LLC	$600	$1,000
Clad-Rex Steel, LLC	100	100
CTVSH, PLLC	200	200
Datacom, LLC	—	25
Direct Marketing Solutions, Inc.	400	—
DTE Enterprises, LLC	750	—
Dynamic Communities, LLC	250	—
Felix Investments Holdings II LLC	—	1,667
Gamber-Johnson Holdings, LLC	300	300
GST Autoleather Inc.	—	1,281
Guerdon Modular Holdings, Inc.	400	400
Hawk Ridge Systems, LLC	400	400
Hojeij Branded Foods, Inc.	1,588	1,923
Hoover Group, Inc.	2,113	—
Hostway Corporation	—	7
HW Temps LLC	200	200
Implus Footcare, LLC	42	—
LaMi Products, LLC	—	294
Market Force Information, Inc.	300	400
Meisler Operating, LLC	400	400
Mystic Logistics Holdings, LLC	200	200
New Era Technology, Inc.	479	—
NexRev, LLC	1,000	—
NNE Partners, LLC	2,042	5,542
NuStep, LLC	300	300
Permian Holdco 2, Inc.	—	97
PPC/Shift, LLC	—	500
Resolute Industrial LLC	—	5,750
SI East , LLC	2,500	—
Volusion LLC	1,961	—
Wireless Vision Holdings, LLC	2,100	2,084
Unfunded Capital Commitments
Brightwood Capital Fund III, LP	1,000	1,000
Brightwood Capital Fund IV, LP	8,000	9,000
Copper Trail Energy Fund I LP	1,754	2,500
Freeport Financial Funds	3,942	4,941
Total	$39,906	$45,447
Note 13 – Subsequent Events

On October 10, 2018, the Company filed a tender offer statement on Schedule TO with the SEC to commence an offer by the Company to purchase, as approved by its board of directors, an estimated 825,530.42 shares of the Company’s issued and outstanding common stock, par value $0.001 per share, up to approximately $6.7 million. The offer is for cash at a purchase price equal to the NAV per share to be determined within 48 hours of the repurchase date.

On October 31, 2018, the Company, the Adviser and the Sub-Adviser entered into a conditional income incentive fee agreement (the “Third Quarter 2018 Fee Waiver Agreement”), pursuant to which, for a period from July 1, 2018 through September 30, 2018, the Advisers would waive payments in respect of the “subordinated incentive fee on income,” as such term is defined in the Investment Advisory Agreement, upon the occurrence of any event that, in the Advisers’ sole discretion, causes such waiver to be deemed necessary. The Third Quarter 2018 Fee Waiver Agreement may require the Company to repay previously waived Expense Support Payments or waived base management fees or incentive fees under certain circumstances. The previously waived fees are potentially subject to repayment by the Company, if at all, within a period not to exceed three years from the date of each respective waiver.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is based on the condensed consolidated financial statements as of September 30, 2018 (unaudited) and December 31, 2017 and for the three and nine months ended September 30, 2018 and 2017. Amounts as of December 31, 2017 included in the unaudited condensed consolidated financial statements have been derived from the Company’s audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, as well as the audited consolidated financial statements, notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2017. Capitalized terms used in this Item 2 have the same meaning as in the accompanying condensed consolidated financial statements in Item 1 unless otherwise defined in this Report.

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

Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Part II-Item 1A. Risk Factors” and elsewhere in this Report and set forth in our annual report on Form 10-K for the year ended December 31, 2017 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018. Other factors that could cause actual results to differ materially include:

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

We previously registered for sale up to 150,000,000 shares of common stock pursuant to a registration statement on Form N-2 (File No. 333-178548) which was initially declared effective by the SEC on June 4, 2012 (the “Initial Offering”). The Initial Offering terminated on December 1, 2015. We raised approximately $601.2 million in the Initial Offering, including proceeds from the dividend reinvestment plan of approximately $22.0 million. We also registered for sale up to $1,500,000,000 worth of shares of common stock (the “Offering”) pursuant to a new registration statement on Form N-2 (File No. 333-204659), as amended. With the approval of our board of directors, we closed the Offering to new investors effective September 30, 2017. Through September 30, 2018, we raised approximately $204.7 million in the Offering, including proceeds from the distribution reinvestment plan of approximately $73.0 million.

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

As of September 30, 2018, we had investments in 50 Middle Market debt investments, 45 Private Loan debt investments, 37 LMM debt investments, 35 LMM equity investments, six Middle Market equity investments, 15 Private Loan equity investments and eight Other Portfolio investments with an aggregate fair value of approximately $1,130.3 million, a cost basis of approximately $1,121.0 million and a weighted average effective annual yield of approximately 9.2%. The weighted average annual yield was calculated using the effective interest rates for all investments at September 30, 2018, including accretion of original issue discount and amortization of premium to par value, the amortization of fees received in connection with transactions, and assumes zero yield for investments on non-accrual status. Approximately 80.7% and 9.4% of our total portfolio investments (at fair value, excluding our Other Portfolio investments) were secured by first priority liens and second priority liens, respectively, on portfolio company assets with the remainder in unsecured debt investments and equity investments.

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

We bear all other expenses of our operations and transactions, including fees and expenses relating to:

●	corporate and organizational expenses relating to offerings of our common stock, subject to certain limitations;
●	the cost of calculating our net asset value (“NAV”), including the cost of any third-party valuation services;
●	the cost of effecting sales and repurchases of shares of our common stock and other securities;
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

Base Management Fee, Incentive Fee Waiver Agreements and Administrative Services Expense Reimbursement Waiver Agreements

From time to time, our Advisers may waive certain fees and expense reimbursements accrued under the Investment Advisory Agreement and the Sub-Advisory Agreement, as applicable. Under certain circumstances, we may reimburse such waived fees within three years from the date of each respective fee reimbursement waiver. See Note 10 - Related Party Transactions and Arrangements - Advisory Agreements and Conditional Fee and Expense Reimbursement Waivers to our condensed consolidated financial statements included elsewhere in this Report for additional information on our fee and expense reimbursement waivers.

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

Basis of Presentation and Consolidation

Our condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and accounting principles generally accepted in the United States of America and include the accounts of our wholly owned consolidated subsidiaries: HMS Funding I LLC (“HMS Funding”), HMS Equity Holding, LLC (“HMS Equity Holding”) and HMS Equity Holding II, Inc. (“HMS Equity Holding II”). All intercompany accounts and transactions have been eliminated in consolidation. Under the 1940 Act rules, regulations pursuant to Articles 6, 10 and 12 of Regulation S-X and Topic 946, Financial Services - Investment Companies of the Accounting Standards Codification, as amended (the “ASC”), of the Financial Accounting Standards Board (“FASB”), we are precluded from consolidating portfolio company investments, including those in which we have a controlling interest, unless the portfolio company is a wholly owned investment company. An exception to this general principle occurs if we own a controlled operating company whose purpose is to provide services to us such as an investment adviser or transfer agent. None of our investments qualify for this exception. Therefore, our portfolio company investments, including those in which we have a controlling interest, are carried on the Consolidated Balance Sheet at fair value with changes to fair value recognized as “Net Change in Unrealized Appreciation (Depreciation)” on the Consolidated Statements of Operations until the investment is realized, usually upon exit, resulting in any gain or loss on exit being recognized as a realized gain or loss. However, in the event that any controlled subsidiary exceeds the tests of significance set forth in Rules 3-09 or 4-08(g) of Regulation S-X, we will include required financial information for such subsidiary in the notes or as an attachment to our condensed consolidated financial statements.

PORTFOLIO INVESTMENT COMPOSITION

Our Middle Market portfolio investments primarily consist of direct or secondary purchases of interest-bearing debt securities in companies that are generally larger in size than the LMM companies included in our LMM portfolio. While our Middle Market debt investments are generally secured by a first priority lien, 16.9% of the fair value of our Middle Market portfolio, as of September 30, 2018, is secured by second priority liens.

As of September 30, 2018, LMM portfolio consists of debt investments secured by a first priority lien (63.5% of the total fair value of the LMM portfolio) on the assets of the portfolio companies and equity investments (36.5% of the total fair value of the LMM portfolio) in privately held LMM companies. The LMM debt investments generally mature between five and seven years from the original investment date. The LMM equity investments represent an equity position or the right to acquire an equity position through warrants.

As of September 30, 2018, Private Loan portfolio primarily consists of debt investments secured by first and second priority liens (89.3% and 4.8% of the total fair value of the Private Loan portfolio, respectively) on the assets of the portfolio companies, unsecured debt investments (2.7% of the total fair value of the Private Loan portfolio) and equity investments (3.2% of the total fair value of the Private Loan portfolio) in Private Loan companies. The Private Loan debt investments typically have stated terms between three and seven years from the original investment date. The Private Loan equity investments represent an equity position or the right to acquire an equity position through warrants.

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

During the nine months ended September 30, 2018, we funded investment purchases of approximately $476.5 million and had four investments under contract to purchase as of September 30, 2018 for an aggregate purchase price of approximately $16.9 million, which settled or were scheduled to settle after September 30, 2018. We also received proceeds from sales and repayments of existing portfolio investments of approximately $386.1 million, including $175.3 million in sales. Additionally, we had three investments under contract to sell as of September 30, 2018, for approximately $17.3 million, which represented the contract sales price. The combined result of these transactions increased our portfolio, on a cost basis, by approximately $56.7 million, or 5.3%, and the number of portfolio investments by 20 or 11.4%, compared to the portfolio as of December 31, 2017. As of September 30, 2018, the largest investment in an individual portfolio company represented approximately 2.7% of our portfolio’s fair value, with remaining investments in any individual portfolio company ranging from 0.0% to 1.8%. The average investment in our portfolio is approximately $5.8 million or 0.5% of our total portfolio as of September 30, 2018. Our portfolio extends across individual portfolio investments, geographic regions, and industries. Further, our total portfolio’s investment composition (excluding our Other Portfolio investments) at fair value comprises 80.7% first lien debt securities and 9.4% second lien debt securities, with the remainder in unsecured debt investments and equity investments. First lien debt securities have priority over subordinated debt owed by the issuer with respect to the collateral pledged as security for the loan. Due to the relative priority of payment of first lien investments, these generally have lower yields than lower priority, less secured investments.

During the nine months ended September 30, 2017, we made investment purchases of approximately $470.9 million and had two investments under contract to purchase as of September 30, 2017 for an aggregate purchase price of approximately $9.8 million, which settled after September 30, 2017. We also received proceeds from sales and repayments of existing portfolio investments of approximately $370.9 million including $40.8 million in sales and had two investments under contract to sell as of September 30, 2017 for approximately $12.8 million, which represented the contract sales price.

The result of these transactions further diversified our geographic and industry concentrations and based upon our investment rating system, which is described further below, the weighted average rating of our LMM was approximately 2.5 and 2.7 as of September 30, 2018 and December 31, 2017, respectively. Lastly, the overall weighted average effective yield on our investment portfolio increased from 8.9% as of December 31, 2017 to 9.2% as of September 30, 2018.

Summaries of the composition of our total investment portfolio at cost and fair value are shown in the following tables (this information excludes Other Portfolio investments):

	September 30, 2018				December 31, 2017
Cost:	LMM	Private Loan	Middle Market	Total	LMM	Private Loan	Middle Market	Total
First Lien Secured Debt	70.6%	89.1%	81.2%	82.4%	69.8%	92.5%	83.1%	84.3%
Second Lien Secured Debt	—	4.7	16.6	9.5	—	1.5	16.2	9.6
Unsecured Debt	—	2.8	0.2	1.1	—	3.3	0.1	1.1
Equity	28.7	3.2	2.0	6.8	29.2	2.5	0.6	4.8
Equity warrants	0.7	0.2	—	0.2	1.0	0.2	—	0.2
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	September 30, 2018				December 31, 2017
Fair Value:	LMM	Private Loan	Middle Market	Total	LMM	Private Loan	Middle Market	Total
First Lien Secured Debt	63.5%	89.3%	80.8%	80.7%	64.7%	92.4%	82.1%	83.0%
Second Lien Secured Debt	—	4.8	16.9	9.4	—	1.5	17.0	9.8
Unsecured Debt	—	2.7	0.2	1.1	—	3.4	0.1	1.1
Equity	36.0	3.0	2.1	8.6	34.3	2.5	0.8	5.9
Equity warrants	0.5	0.2	—	0.2	1.0	0.2	—	0.2
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

For the tables showing our total investment portfolio composition by geographic region and by industry, see Note 3 - Fair Value Hierarchy for Investments - Portfolio Investment Composition to our condensed consolidated financial statements included elsewhere in this Report.

Investment in HMS-ORIX

We co-invest in broadly-syndicated loans with Orix through our investment in HMS-ORIX, which is organized as a Delaware limited liability company. Pursuant to the terms of the limited liability company agreement and through representation on the HMS-ORIX Board of Managers, we and Orix each have 50% voting control of HMS-ORIX and together will agree on all portfolio and investment decisions as well as all other significant actions for HMS-ORIX. We do not operationally control HMS-ORIX, and, accordingly, we do not consolidate the operations of HMS-ORIX within our consolidated financial statements. As of September 30, 2018, we and Orix have committed to provide, and have funded, an aggregate of $50.0 million of equity to HMS-ORIX, $30.0 million (60% of the equity) from us and $20.0 million (40% of the equity) from Orix.

As of September 30, 2018 and December 31, 2017, HMS-ORIX had total assets of $151.5 million and $142.9 million, respectively, and HMS-ORIX’s portfolio consisted of 85 and 74 broadly-syndicated loans, respectively, all of which were secured by first-priority liens, generally in industries similar to those in which we may directly invest.

On April 5, 2017, HMS-ORIX closed on a $100.0 million credit facility with Bank of America, N.A. The facility has a maturity date of April 5, 2020. Borrowings under the facility bear interest at a rate equal to LIBOR plus 1.65% per annum. As of September 30, 2018 and December 31, 2017, $93.3 million and $86.5 million, respectively, was outstanding under this facility. Borrowings under the facility are secured by substantially all of the assets of HMS-ORIX. If we were to include our pro-rata share of the borrowings under the HMS-ORIX credit facility as leverage on our balance sheet as of September 30, 2018, our asset coverage ratio as of such date would have been 207%, assuming our unfunded commitments are treated as senior securities.

The following table presents a summary of HMS-ORIX’s portfolio as of September 30, 2018 and December 31, 2017 (dollars in thousands):

	As of September 30, 2018	As of December 31, 2017

Total debt investments (1)	$143,895	$138,908
Weighted average effective yield on loans(2)	5.49%	4.95%
Largest loan to a single borrower(1)	$3,470	$3,496
Total of 10 largest loans to borrowers(1)	$30,960	$30,790
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

The following table presents a listing of HMS-ORIX’s individual loan investments as of September 30, 2018:

HMS-ORIX
Loan Portfolio
As of September 30, 2018
(dollars in thousands)
Portfolio Company	Industry	Type of Investment	Principal	Cost	Fair Value

Acrisure, LLC	Insurance	LIBOR (2 months) + 4.25%, Current Coupon 6.59%, Secured Debt (Maturity - November 22, 2023)	$2,099	$2,104	$2,110
Advantage Sales & Marketing Inc.	Commercial Services & Supplies	LIBOR (1 month) + 3.25%, Current Coupon 5.49%, Secured Debt (Maturity - July 23, 2021)	1,975	1,934	1,824
Air Medical Group Holdings, Inc.	Health Care Providers & Services	LIBOR (1 month) + 3.25%, Current Coupon 5.38%, Secured Debt (Maturity - April 28, 2022)	1,975	1,966	1,947
AlixPartners, LLP	Asset Management	LIBOR (3 months) + 2.75%, Current Coupon 4.99%, Secured Debt (Maturity - April 4, 2024)	995	995	1,001
American Seafoods Group LLC	Food Products	LIBOR (1 month) + 2.75%, Current Coupon 5.00%, Secured Debt (Maturity - August 21, 2023)	1,456	1,450	1,451
Ancestry.com Operations Inc.	Internet Software & Services	LIBOR (1 month) + 3.25%, Current Coupon 5.50%, Secured Debt (Maturity - October 19, 2023)	1,300	1,311	1,307
Arch Coal, Inc.	Metals & Mining	LIBOR (1 month) + 2.75%, Current Coupon 4.99%, Secured Debt (Maturity - March 7, 2024)	1,970	1,976	1,974
Asurion, LLC	Insurance	LIBOR (1 month) + 3.00%, Current Coupon 5.08%, Secured Debt (Maturity - November 3, 2023)	1,264	1,264	1,275
		LIBOR (1 month) + 3.00%, Current Coupon 5.08%, Secured Debt (Maturity - November 4, 2024)	324	323	327
		LIBOR (1 month) + 3.00%, Current Coupon 4.97%, Secured Debt (Maturity - December 22, 2023)	2,955	2,971	2,973
			4,543	4,558	4,575
BCP Renaissance Parent L.L.C.	Oil, Gas & Consumable Fuels	LIBOR (3 months) + 3.50%, Current Coupon 5.84%, Secured Debt (Maturity - October 31, 2024)	600	601	605

HMS-ORIX
Loan Portfolio
As of September 30, 2018
(dollars in thousands)
Portfolio Company	Industry	Type of Investment	Principal	Cost	Fair Value

BMC Software Finance, Inc.	Software	LIBOR (3 months) + 4.25%, Current Coupon 6.55%, Secured Debt (Maturity - September 1, 2025)	$2,800	$2,772	$2,831
		LIBOR (1 month) + 3.25%, Current Coupon 5.49%, Secured Debt (Maturity - September 12, 2022)	3,132	3,153	3,167
			5,932	5,925	5,998
Builders FirstSource, Inc.	Building Products	LIBOR (1 month) + 3.00%, Current Coupon 5.39%, Secured Debt (Maturity - February 29, 2024)	2,955	2,952	2,964
Calpine Corporation	Independent Power and Renewable Electricity Producers	LIBOR (3 months) + 2.50%, Current Coupon 4.89%, Secured Debt (Maturity - January 15, 2023)	1,975	1,981	1,977
CDS U.S. Intermediate Holdings, Inc.	Recreation Facilities & Services	LIBOR (1 month) + 3.75%, Current Coupon 6.14%, Secured Debt (Maturity - July 8, 2022)	975	977	961
CHS/Community Health Systems, Inc.	Healthcare Providers & Services	LIBOR (3 months) + 3.25%, Current Coupon 5.56%, Secured Debt (Maturity - January 27, 2021)	1,460	1,457	1,444
ClubCorp Holdings, Inc.	Real Estate Management & Development	LIBOR (3 months) + 2.75%, Current Coupon 5.14%, Secured Debt (Maturity - September 18, 2024)	1,959	1,950	1,953
CPI International, Inc.	Aerospace & Defense	LIBOR (1 month) + 3.50%, Current Coupon 5.74%, Secured Debt (Maturity - July 26, 2024)	1,980	1,980	1,987
Cyxtera DC Holdings, Inc.	Communications	LIBOR (3 months) + 3.00%, Current Coupon 5.11%, Secured Debt (Maturity - May 1, 2024)	2,963	2,972	2,971
Deerfield Holdings Corporation	Diversified Financial Services	LIBOR (1 month) + 3.25%, Current Coupon 5.49%, Secured Debt (Maturity - February 13, 2025)	2,985	2,981	2,991
Diamond Resorts International, Inc.	Hotels, Restaurants & Leisure	LIBOR (1 month) + 3.75%, Current Coupon 5.99%, Secured Debt (Maturity - September 1, 2023)	2,136	2,163	2,089
EFS Cogen Holdings I LLC	Utilities	LIBOR (3 months) + 3.25%, Current Coupon 5.64%, Secured Debt (Maturity - June 28, 2023)	1,835	1,845	1,831
Encapsys LLC	Chemicals	LIBOR (1 month) + 3.25%, Current Coupon 5.49%, Secured Debt (Maturity - November 7, 2024)	995	996	1,002
Endo Luxembourg Finance Company I S.a.r.l.	Pharmaceuticals	LIBOR (1 month) + 4.25%, Current Coupon 6.50%, Secured Debt (Maturity - April 29, 2024)	1,975	1,991	1,991
Envision Healthcare Corporation	Healthcare Providers & Services	LIBOR (1 month) + 3.00%, Current Coupon 5.25%, Secured Debt (Maturity - December 1, 2023)	1,415	1,415	1,410
Everi Payments Inc.	Leisure Products	LIBOR (3 months) + 3.00%, Current Coupon 5.24%, Secured Debt (Maturity - May 9, 2024)	1,975	1,969	1,989
Exgen Renewables IV, LLC	Electrical Production	LIBOR (3 months) + 3.00%, Current Coupon 5.32%, Secured Debt (Maturity - November 29, 2024)	294	294	297
Financial & Risk	Diversified Financial Services	LIBOR (1 month) + 3.75%, Current Coupon 6.07%, Secured Debt (Maturity - October 1, 2025)	1,425	1,424	1,424
First American Payment Systems, L.P.	Diversified Financial Services	LIBOR (1 month) + 4.75%, Current Coupon 6.87%, Secured Debt (Maturity - January 5, 2024)	904	913	911
Fitness International, LLC	Hotels, Restaurants & Leisure	LIBOR (1 month) + 3.25%, Current Coupon 5.49%, Secured Debt (Maturity - April 18, 2025)	1,584	1,606	1,590

HMS-ORIX
Loan Portfolio
As of September 30, 2018
(dollars in thousands)
Portfolio Company	Industry	Type of Investment	Principal	Cost	Fair Value

Flex Acquisition Company Inc	Containers & Packaging	LIBOR (3 months) + 3.00%, Current Coupon 5.34%, Secured Debt (Maturity - December 29, 2023)	$1,980	$1,988	$1,981
Flexera Software LLC	Software	LIBOR (1 month) + 3.25%, Current Coupon 5.50%, Secured Debt (Maturity - February 26, 2025)	1,522	1,518	1,528
Gardner Denver, Inc.	Machinery	LIBOR (1 month) + 2.75%, Current Coupon 4.99%, Secured Debt (Maturity - July 30, 2024)	1,596	1,603	1,606
Golden Nugget, Inc.	Hotels, Restaurants & Leisure	LIBOR (1 month) + 2.75%, Current Coupon 4.90%, Secured Debt (Maturity - October 4, 2023)	1,951	1,951	1,960
GrafTech Finance Inc.	Diversified Financial Services	LIBOR (1 month) + 3.50%, Current Coupon 5.74%, Secured Debt (Maturity - February 12, 2025)	1,975	1,956	1,991
Greatbatch Ltd.	Health Care Equipment & Supplies	LIBOR (1 month) + 3.00%, Current Coupon 5.14%, Secured Debt (Maturity - October 27, 2022)	2,083	2,093	2,099
GYP Holdings III Corp.	Trading Companies & Distributors	LIBOR (1 month) + 2.75%, Current Coupon 4.99%, Secured Debt (Maturity - June 2, 2025)	3,456	3,481	3,453
Harbor Freight Tools USA, Inc.	Specialty Retail	LIBOR (1 month) + 2.50%, Current Coupon 4.74%, Secured Debt (Maturity - August 18, 2023)	1,945	1,952	1,949
HD Supply Waterworks, Ltd.	Trading Companies & Distributors	LIBOR (6 months) + 3.00%, Current Coupon 5.31%, Secured Debt (Maturity - August 1, 2024)	139	139	140
Horizon Pharma, Inc.	Pharmaceuticals	LIBOR (1 month) + 3.25%, Current Coupon 5.50%, Secured Debt (Maturity - March 29, 2024)	1,925	1,941	1,943
Huntsman Holdings LLC	Chemicals	LIBOR (3 months) + 5.00%, Current Coupon 7.24%, Secured Debt (Maturity - September 25, 2024)	1,980	1,941	2,002
IG Investments Holdings, LLC	Construction	LIBOR (1 month) + 3.50%, Current Coupon 5.74%, Secured Debt (Maturity - May 23, 2025)	1,980	1,992	2,000
IRB Holding Corp.	Hotels, Restaurants & Leisure	LIBOR (1 month) + 3.25%, Current Coupon 5.46%, Secured Debt (Maturity - February 5, 2025)	398	398	399
KBR, Inc.	Construction	LIBOR (1 month) + 3.75%, Current Coupon 5.99%, Secured Debt (Maturity - April 25, 2025)	1,247	1,241	1,262
KMG Chemicals, Inc.	Chemicals	LIBOR (1 month) + 2.75%, Current Coupon 4.99%, Secured Debt (Maturity - June 17, 2024)	737	734	741
KUEHG Corp.	Educational Services	LIBOR (1 month) + 3.75%, Current Coupon 6.14%, Secured Debt (Maturity - February 21, 2025)	2,464	2,471	2,481
LANDesk Group, Inc.	Software	LIBOR (1 month) + 4.25%, Current Coupon 6.33%, Secured Debt (Maturity - January 22, 2024)	986	991	995
Learfield Communications LLC	Media	LIBOR (1 month) + 3.25%, Current Coupon 5.50%, Secured Debt (Maturity - December 1, 2023)	1,975	1,991	2,000
MA FinanceCo., LLC	Electric Equipment, Instruments & Components	LIBOR (1 month) + 2.50%, Current Coupon 4.74%, Secured Debt (Maturity - June 21, 2024)	385	385	384
Mallinckrodt International Finance S.A.	Pharmaceuticals	LIBOR (6 months) + 3.00%, Current Coupon 5.52%, Secured Debt (Maturity - February 24, 2025)	995	993	997
McDermott International, Inc.	Oil, Gas & Consumable Fuels	LIBOR (1 month) + 5.00%, Current Coupon 7.08%, Secured Debt (Maturity - May 12, 2025)	995	976	1,010

HMS-ORIX
Loan Portfolio
As of September 30, 2018
(dollars in thousands)
Portfolio Company	Industry	Type of Investment	Principal	Cost	Fair Value

Mohegan Tribal Gaming Authority	Hotels, Restaurants & Leisure	LIBOR (1 month) + 4.00%, Current Coupon 6.24%, Secured Debt (Maturity - October 13, 2023)	$1,919	$1,934	$1,816
MPH Acquisition Holdings LLC	Health Care Technology	LIBOR (3 months) + 2.75%, Current Coupon 5.14%, Secured Debt (Maturity - June 7, 2023)	2,664	2,695	2,672
NAB Holdings, LLC	IT Services	LIBOR (3 months) + 3.00%, Current Coupon 5.39%, Secured Debt (Maturity - July 1, 2024)	1,980	1,971	1,961
Ortho-Clinical Diagnostics, Inc	Life Sciences Tools & Services	LIBOR (1 month) + 3.25%, Current Coupon 5.49%, Secured Debt (Maturity - June 30, 2025)	1,955	1,950	1,964
PI UK Holdco II Limited	Specialty Finance	LIBOR (1 month) + 3.50%, Current Coupon 5.74%, Secured Debt (Maturity - January 3, 2025)	2,985	2,964	2,982
Rackspace Hosting, Inc.	Internet Software & Services	LIBOR (3 months) + 3.00%, Current Coupon 5.35%, Secured Debt (Maturity - November 3, 2023)	3,259	3,281	3,221
Radiate Holdco, LLC	Media	LIBOR (1 month) + 3.00%, Current Coupon 5.24%, Secured Debt (Maturity - February 1, 2024)	2,551	2,528	2,550
Red Ventures, LLC	Direct Marketing Services	LIBOR (1 month) + 4.00%, Current Coupon 6.24%, Secured Debt (Maturity - November 8, 2024)	1,635	1,624	1,656
Savage Enterprises, LLC	Transportation and Logistics	LIBOR (1 month) + 4.50%, Current Coupon 6.60%, Secured Debt (Maturity - August 1, 2025)	1,129	1,107	1,146
Scientific Games International, Inc.	Leisure Products	LIBOR (1 month) + 2.75%, Current Coupon 4.99%, Secured Debt (Maturity - August 14, 2024)	895	896	894
Seattle SpinCo, Inc.	Electric Equipment, Instruments & Components	LIBOR (3 months) + 2.50%, Current Coupon 4.74%, Secured Debt (Maturity - June 21, 2024)	2,600	2,603	2,596
SeaWorld Parks & Entertainment, Inc.	Hotels, Restaurants & Leisure	LIBOR (3 months) + 3.00%, Current Coupon 5.24%, Secured Debt (Maturity - April 1, 2024)	1,970	1,972	1,970
SRS Distribution Inc.	Trading Companies & Distributors	LIBOR (3 months) + 3.25%, Current Coupon 5.44%, Secured Debt (Maturity - May 23, 2025)	1,200	1,197	1,193
SS&C Technologies, Inc.	Software	LIBOR (1 month) + 2.25%, Current Coupon 4.49%, Secured Debt (Maturity - April 16, 2025)	560	559	561
		LIBOR (1 month) + 2.25%, Current Coupon 4.49%, Secured Debt (Maturity - April 16, 2025)	217	217	218
			777	776	779
Staples, Inc.	Distributors	LIBOR (3 months) + 4.00%, Current Coupon 6.34%, Secured Debt (Maturity - September 12, 2024)	1,985	1,981	1,990
Starfruit Finco B.V.	Chemicals	LIBOR (1 month) + 3.25%, Current Coupon 5.57%, Secured Debt (Maturity - October 1, 2025)	1,250	1,247	1,257
Telenet Financing USD LLC	Diversified Telecommunications Services	LIBOR (1 month) + 2.25%, Current Coupon 4.41%, Secured Debt (Maturity - August 17, 2026)	1,655	1,653	1,650
Transdigm, Inc.	Aerospace & Defense	LIBOR (1 month) + 2.50%, Current Coupon 4.74%, Secured Debt (Maturity - June 9, 2023)	1,970	1,977	1,980
		LIBOR (1 month) + 2.50%, Current Coupon 4.74%, Secured Debt (Maturity - August 22, 2024)	993	990	997
			2,963	2,967	2,977

HMS-ORIX
Loan Portfolio
As of September 30, 2018
(dollars in thousands)
Portfolio Company	Industry	Type of Investment	Principal	Cost	Fair Value

Travelport Finance (Luxembourg) S.A.R.L.	Internet Software & Services	LIBOR (3 months) + 2.50%, Current Coupon 4.81%, Secured Debt (Maturity - March 17, 2025)	$1,243	$1,238	$1,245
Traverse Midstream Partners LLC	Oil, Gas & Consumable Fuels	LIBOR (3 months) + 4.00%, Current Coupon 6.34%, Secured Debt (Maturity - September 27, 2024)	781	784	788
UFC Holdings, LLC	Media	LIBOR (3 months) + 3.25%, Current Coupon 5.50%, Secured Debt (Maturity - August 18, 2023)	1,975	1,985	1,989
Ultra Resources, Inc.	Oil, Gas & Consumable Fuels	LIBOR (1 month) + 3.00%, Current Coupon 5.17%, Secured Debt (Maturity - April 12, 2024)	2,000	2,002	1,808
Utz Quality Foods, LLC	Commercial Services & Supplies	LIBOR (1 month) + 3.50%, Current Coupon 5.74%, Secured Debt (Maturity - November 21, 2024)	1,588	1,587	1,595
Valeant Pharmaceuticals International, Inc.	Pharmaceuticals	LIBOR (1 month) + 3.00%, Current Coupon 5.10%, Secured Debt (Maturity - June 2, 2025)	1,420	1,426	1,429
Vertafore, Inc.	Software	LIBOR (1 month) + 3.25%, Current Coupon 5.49%, Secured Debt (Maturity - June 4, 2025)	2,500	2,488	2,514
Vertiv Group Corporation	Electrical Equipment	LIBOR (3 months) + 4.00%, Current Coupon 6.31%, Secured Debt (Maturity - November 30, 2023)	1,555	1,567	1,547
Vistra Operations Company LLC	Electric Utilities	LIBOR (1 month) + 2.25%, Current Coupon 4.49%, Secured Debt (Maturity - December 14, 2023)	1,970	1,980	1,977
Web.com Group, Inc.	Internet Software and Services	LIBOR (3 months) + 3.75%, Current Coupon 6.07%, Secured Debt (Maturity - September 17, 2025)	1,000	1,000	1,008
West Corporation	Diversified Telecommunications Services	LIBOR (1 month) + 3.50%, Current Coupon 5.74%, Secured Debt (Maturity - October 10, 2024)	648	648	644
		LIBOR (1 month) + 4.00%, Current Coupon 6.24%, Secured Debt (Maturity - October 10, 2024)	1,024	1,015	1,022
			1,672	1,663	1,666
WideOpenWest Finance, LLC	Diversified Telecommunications Services	LIBOR (1 month) + 3.25%, Current Coupon 5.41%, Secured Debt (Maturity - August 18, 2023)	3,470	3,478	3,410
Total Loan Portfolio				$143,965	$143,745

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

HMS-ORIX
Loan Portfolio
As of December 31, 2017
(dollars in thousands)
Portfolio Company	Industry	Type of Investment	Principal	Cost	Fair Value

Air Medical Group Holdings Inc	Health Care Providers & Services	LIBOR (6 months) + 4.00%, Current Coupon 5.67%, Secured Debt (Maturity - April 28, 2022)	$1,990	$1,981	$1,993
Albany Molecular Research, Inc.	Life Sciences Tools & Services	LIBOR (1 month) + 3.25%, Current Coupon 4.82%, Secured Debt (Maturity - August 28, 2024)	100	100	99
Alphabet Holding Company, Inc.	Food Products	LIBOR (1 month) + 3.50%, Current Coupon 5.07%, Secured Debt (Maturity - September 26, 2024)	1,995	1,985	1,935
American Seafoods Group LLC	Food Products	Prime + 2.25%, Current Coupon 6.75%, Secured Debt (Maturity - August 21, 2023)	1,500	1,493	1,513
Ancestry.com Operations Inc.	Internet Software & Services	LIBOR (1 month) + 3.25%, Current Coupon 4.66%, Secured Debt (Maturity - October 19, 2023)	1,995	2,013	2,007
Arch Coal, Inc.	Metals & Mining	LIBOR (1 month) + 3.25%, Current Coupon 4.82%, Secured Debt (Maturity - March 7, 2024)	1,985	1,992	2,004
AshCo, Inc.	Specialty Retail	LIBOR (3 months) + 5.00%, Current Coupon 6.57%, Secured Debt (Maturity - September 25, 2024)	1,995	1,951	1,993
Asurion, LLC	Insurance	LIBOR (1 month) + 3.00%, Current Coupon 4.57%, Secured Debt (Maturity - November 3, 2023)	1,312	1,312	1,320
Atkore International, Inc.	Electric Equipment, Instruments & Components	LIBOR (3 months) + 3.00%, Current Coupon 4.70%, Secured Debt (Maturity - December 22, 2023)	2,977	3,005	2,999
BCP Renaissance Parent L.L.C.	Oil, Gas & Consumable Fuels	LIBOR (3 months) + 4.00%, Current Coupon 5.38%, Secured Debt (Maturity - October 31, 2024)	600	602	608
BMC Software Finance, Inc.	Software	LIBOR (1 month) + 3.25%, Current Coupon 4.82%, Secured Debt (Maturity - September 12, 2022)	3,156	3,181	3,163
Builders FirstSource, Inc.	Building Products	LIBOR (1 month) + 3.00%, Current Coupon 4.69%, Secured Debt (Maturity - February 29, 2024)	2,977	2,974	2,993
Calpine Corporation	Independent Power and Renewable Electricity Producers	LIBOR (3 months) + 2.50%, Current Coupon 4.20%, Secured Debt (Maturity - January 15, 2023)	1,990	1,997	1,991
CHS/Community Health Systems, Inc.	Health Care Providers & Services	LIBOR (3 months) + 3.00%, Current Coupon 4.48%, Secured Debt (Maturity - January 27, 2021)	1,613	1,608	1,543
ClubCorp Holdings, Inc.	Real Estate Management & Development	LIBOR (3 months) + 3.25%, Current Coupon 4.94%, Secured Debt (Maturity - September 18, 2024)	1,959	1,949	1,969
Colorado Buyer Inc	Technology Hardware, Storage & Peripherals	LIBOR (3 months) + 3.00%, Current Coupon 4.38%, Secured Debt (Maturity - May 1, 2024)	2,985	2,995	3,008
Confie Seguros Holding II Co.	Insurance	LIBOR (1 month) + 5.25%, Current Coupon 6.73%, Secured Debt (Maturity - April 19, 2022)	1,985	1,992	1,987
CPI International, Inc.	Aerospace & Defense	LIBOR (1 month) + 3.50%, Current Coupon 5.07%, Secured Debt (Maturity - July 26, 2024)	1,995	1,995	2,011
Diamond Resorts International, Inc.	Hotels, Restaurants & Leisure	LIBOR (1 month) + 4.50%, Current Coupon 6.07%, Secured Debt (Maturity - September 1, 2023)	2,152	2,179	2,173

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

HMS-ORIX
Loan Portfolio
As of December 31, 2017
(dollars in thousands)
Portfolio Company	Industry	Type of Investment	Principal	Cost	Fair Value

Jackson Hewitt Tax Service Inc.	Diversified Financial Services	LIBOR (1 month) + 7.00%, Current Coupon 8.38%, Secured Debt (Maturity - July 30, 2020)	$1,939	$1,868	$1,922
KMG Chemicals, Inc.	Chemicals	LIBOR (1 month) + 2.75%, Current Coupon 4.32%, Secured Debt (Maturity - June 17, 2024)	863	859	868
KUEHG Corp.	Educational Services	LIBOR (1 month) + 3.75%, Current Coupon 5.44%, Secured Debt (Maturity - August 12, 2022)	2,482	2,489	2,493
LANDesk Group, Inc.	Software	LIBOR (1 month) + 4.25%, Current Coupon 5.82%, Secured Debt (Maturity - January 22, 2024)	993	999	947
Learfield Communications LLC	Media	LIBOR (1 month) + 3.25%, Current Coupon 4.82%, Secured Debt (Maturity - December 1, 2023)	1,990	2,009	2,007
MA FinanceCo., LLC	Electric Equipment, Instruments & Components	LIBOR (1 month) + 2.75%, Current Coupon 4.32%, Secured Debt (Maturity - June 21, 2024)	387	387	388
Mohegan Tribal Gaming Authority	Hotels, Restaurants & Leisure	LIBOR (1 month) + 4.00%, Current Coupon 5.57%, Secured Debt (Maturity - October 13, 2023)	1,985	2,003	2,006
MPH Acquisition Holdings LLC	Health Care Technology	LIBOR (3 months) + 3.00%, Current Coupon 4.69%, Secured Debt (Maturity - June 7, 2023)	2,896	2,935	2,905
NAB Holdings, LLC	IT Services	LIBOR (3 months) + 3.25%, Current Coupon 4.82%, Secured Debt (Maturity - July 1, 2024)	1,990	1,981	2,000
Ortho-Clinical Diagnostics, Inc	Life Sciences Tools & Services	LIBOR (1 month) + 3.75%, Current Coupon 5.44%, Secured Debt (Maturity - June 30, 2021)	1,985	1,980	1,992
PODS, LLC	Transportation & Logistics	LIBOR (1 month) + 3.00%, Current Coupon 4.40%, Secured Debt (Maturity - December 6, 2024)	1,995	1,994	2,010
Rackspace Hosting, Inc.	Electric Equipment, Instruments & Components	LIBOR (3 months) + 3.00%, Current Coupon 4.38%, Secured Debt (Maturity - November 3, 2023)	3,284	3,309	3,286
Radiate Holdco, LLC	Media	LIBOR (3 months) + 3.00%, Current Coupon 4.38%, Secured Debt (Maturity - February 1, 2024)	2,570	2,544	2,547
Red Ventures, LLC	Direct Marketing Services	LIBOR (1 month) + 4.00%, Current Coupon 5.57%, Secured Debt (Maturity - November 8, 2024)	1,995	1,981	1,996
Scientific Games International, Inc.	Leisure Products	LIBOR (1 month) + 3.25%, Current Coupon 4.67%, Secured Debt (Maturity - August 14, 2024)	399	401	403
Seattle Spin Co.	Electric Equipment, Instruments & Components	LIBOR (3 months) + 2.75%, Current Coupon 4.32%, Secured Debt (Maturity - June 21, 2024)	2,613	2,616	2,618
SeaWorld Parks & Entertainment, Inc.	Hotels, Restaurants & Leisure	LIBOR (3 months) + 3.00%, Current Coupon 4.69%, Secured Debt (Maturity - April 1, 2024)	1,985	1,987	1,966
Signode Industrial Group US Inc.	Machinery	LIBOR (1 month) + 2.75%, Current Coupon 4.32%, Secured Debt (Maturity - April 30, 2021)	2,773	2,792	2,785
Staples, Inc.	Distributors	LIBOR (3 months) + 4.00%, Current Coupon 5.49%, Secured Debt (Maturity - September 12, 2024)	2,000	1,995	1,965
Telenet Financing USD LLC	Diversified Telecommunications Services	LIBOR (1 month) + 2.50%, Current Coupon 3.92%, Secured Debt (Maturity - March 2, 2026)	1,655	1,655	1,663

HMS-ORIX
Loan Portfolio
As of December 31, 2017
(dollars in thousands)
Portfolio Company	Industry	Type of Investment	Principal	Cost	Fair Value

Transdigm, Inc.	Aerospace & Defense	LIBOR (1 month) + 2.75%, Current Coupon 4.32%, Secured Debt (Maturity - June 9, 2023)	$1,985	$1,992	$1,990
		LIBOR (1 month) + 3.00%, Current Coupon 4.57%, Secured Debt (Maturity - August 22, 2024)	1,000	998	1,006
			2,985	2,990	2,996
Travelport Finance (Luxembourg) S.A.R.L.	Internet Software & Services	LIBOR (3 months) + 2.75%, Current Coupon 4.17%, Secured Debt (Maturity - September 2, 2021)	1,901	1,901	1,903
Traverse Midstream Partners LLC	Oil, Gas & Consumable Fuels	LIBOR (3 months) + 4.00%, Current Coupon 5.85%, Secured Debt (Maturity - September 27, 2024)	781	784	793
UFC Holdings, LLC	Media	LIBOR (3 months) + 3.25%, Current Coupon 4.81%, Secured Debt (Maturity - August 18, 2023)	1,990	2,002	2,003
Ultra Resources, Inc.	Oil, Gas & Consumable Fuels	LIBOR (1 month) + 3.00%, Current Coupon 4.41%, Secured Debt (Maturity - April 12, 2024)	2,000	2,002	2,002
Utz Quality Foods, LLC	Commercial Services and Supplies	LIBOR (1 month) + 3.50%, Current Coupon 5.01%, Secured Debt (Maturity - November 21, 2024)	1,600	1,599	1,616
Valeant Pharmaceuticals International, Inc.	Pharmaceuticals	LIBOR (1 month) + 3.50%, Current Coupon 4.94%, Secured Debt (Maturity - April 1, 2022)	1,546	1,553	1,570
Vertiv Group Corporation	Electrical Equipment	LIBOR (3 months) + 4.00%, Current Coupon 5.35%, Secured Debt (Maturity - November 30, 2023)	1,555	1,569	1,556
Vistra Operations Company LLC	Electric Utilities	LIBOR (2 months) + 2.75%, Current Coupon 4.08%, Secured Debt (Maturity - December 14, 2023)	1,985	1,996	2,001
West Corporation	Diversified Telecommunications Services	LIBOR (1 month) + 4.00%, Current Coupon 5.35%, Secured Debt (Maturity - October 10, 2024)	1,032	1,022	1,036
WideOpenWest Finance, LLC	Diversified Telecommunications Services	LIBOR (1 month) + 3.25%, Current Coupon 4.75%, Secured Debt (Maturity - August 18, 2023)	3,496	3,506	3,470
Total Loan Portfolio				$139,017	$139,012

For the three months ended September 30, 2018 and 2017, we recognized approximately $536,000 and $0, respectively, of dividend income in respect of our investment in HMS-ORIX. For the nine months ended September 30, 2018 and for the period from inception (April 4, 2017) to September 30, 2017, we recognized approximately $1.6 million and $0, respectively, of dividend income in respect of our investment in HMS-ORIX.

The following tables show the summarized financial information for HMS-ORIX (dollars in thousands):

HMS-ORIX SLF LLC
Balance Sheet (Unaudited)
(dollars in thousands)

	As of September 30, 2018	As of December 31, 2017
Assets
Portfolio investments at fair value (amortized cost: $143,965 and $139,017 as of September 30, 2018 and December 31, 2017, respectively)	$143,745	$139,012
Cash and cash equivalents	3,967	2,681
Receivable for securities sold	2,891	—
Interest receivable	268	306
Deferred financing costs, net	596	890
Other assets	31	15
Total assets	$151,498	$142,904
Liabilities
Credit facilities payable	$93,300	$86,500
Payable for securities purchased	6,443	5,268
Distributions payable	893	—
Accounts payable and accrued expenses	79	64
Total liabilities	100,715	91,832
Net assets
Members’ equity	50,783	51,072
Total net assets	50,783	51,072
Total liabilities and net assets	$151,498	$142,904

HMS-ORIX SLF LLC
Statement of Operations (Unaudited)
(dollars in thousands)
	Three Months Ended		Nine Months Ended September 30, 2018	For the Period from Inception (April 4, 2017) through September 30, 2017
	September 30, 2018	September 30, 2017
Investment income
Interest income	$1,944	$1,554	$5,566	$2,048
Dividend income	—	—	—	—
Fee income	—	—	—	—
Other income	—	—	—	—
Total investment income	1,944	1,554	5,566	2,048
Expenses
Interest expense	988	615	2,759	866
Other expenses	—	2	1	34
General and administrative expenses	20	24	67	45
Total expenses	1,008	641	2,827	945
Net investment income	936	913	2,739	1,103
Net realized loss from investments	(17)	(16)	(392)	(17)
Net realized income	919	897	2,347	1,086
Net change in unrealized appreciation (depreciation) on investments	1,013	—	15	(226)
Net increase in net assets resulting from operations	$1,932	$897	$2,362	$860

PORTFOLIO ASSET QUALITY

As of September 30, 2018, we owned a broad portfolio of 196 investments in 129 companies representing a wide range of industries. We believe that this broad portfolio adds to the structural protection of the portfolio, revenue sources, income, cash flows and dividends. The portfolio included the following:

▪
50 debt investments in 50 Middle Market portfolio companies with an aggregate fair value of approximately $482.2 million and a cost basis of approximately $491.8 million. The Middle Market debt investments had a weighted average annual effective yield of approximately 9.4%, which is calculated assuming the investments on non-accrual status have a zero yield, and 82.6% of the Middle Market debt investments were secured by first priority liens. Further, 92.9% of the Middle Market debt investments contain variable rates, though a majority of the investments with variable rates are subject to contractual minimum base interest rates between 100 and 150 basis points.

▪
45 debt investments in 40 Private Loan portfolio companies with an aggregate fair value of approximately $377.6 million and a cost basis of approximately $378.4 million. The Private Loan debt investments had a weighted average annual effective yield of approximately 9.9%, which is calculated assuming the investments on non-accrual status have a zero yield, and 92.3% of the Private Loan debt investments were secured by first priority liens. Further, 94.7% of the Private Loan debt investments contain variable rates, though a majority of the investments with variable rates are subject to contractual minimum base interest rates between 100 and 150 basis points.

▪
37 debt investments in 28 LMM portfolio companies with an aggregate fair value of approximately $123.5 million and a cost basis of approximately $123.5 million. The LMM debt investments had a weighted average annual effective yield of approximately 12.6%, and 100.0% of the debt investments were secured by first priority liens. Also, 44.0% of the LMM debt investments are fixed rate investments with fixed interest rates between 4.2% and 17.0%. Also, 29 LMM debt investments, representing approximately 56.0% of the LMM debt investments have variable rates subject to a contractual minimum base interest rate of 100 basis points.

▪
57 equity investments and seven equity warrant investments in 28 LMM portfolio companies, 10 Private Loan portfolio companies, five Middle Market portfolio companies and six Other Portfolio companies with an aggregate fair value of approximately $147.1 million and a cost basis of approximately $127.3 million.

Overall, as of September 30, 2018, our investment portfolio had a weighted average effective yield on our investments of approximately 9.2%, and 77.0% of our total portfolio’s investments (including our Other Portfolio investments) were secured by first priority liens.

As of September 30, 2018, we had five investments in three portfolio companies that were on non-accrual status, which comprised approximately 0.3% of our total investment portfolio at fair value and 0.9% of the total investment portfolio at cost. As of December 31, 2017, we had four investments in three portfolio companies that were on non-accrual status, which comprised approximately 0.2% of the total investment portfolio at fair value and 0.9% of the total investment portfolio at cost. For those investments in which S&P credit ratings are available, which represents approximately 34.8% of the portfolio as of September 30, 2018, the portfolio had a weighted average effective credit rating of B.

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

The following table shows the distribution of our LMM portfolio investments on the 1 to 5 investment rating system of our Sub-Adviser at fair value as of September 30, 2018 and December 31, 2017 (dollars in thousands):

	September 30, 2018		December 31, 2017
Investment Rating	Investments at Fair Value	Percentage of Total LMM Portfolio	Investments at Fair Value	Percentage of Total LMM Portfolio
1	$50,607	26.0%	$2,940	2.2%
2	5,303	2.7	47,155	34.8
3	123,453	63.5	79,655	58.7
4	15,236	7.8	5,439	4.0
5	—	—	468	0.3
Total	$194,599	100.0%	$135,657	100.0%

Based upon this investment rating system, the weighted average rating of our LMM portfolio at fair value was approximately 2.5 and 2.7 as of September 30, 2018 and December 31, 2017, respectively.

DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS COMPARISONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018 AND SEPTEMBER 30, 2017

Total Investment Income, Operating Expenses, Net Assets

For the three months ended September 30, 2018 and 2017, our total investment income was approximately $30.9 million and $25.3 million, respectively, consisting predominately of interest income. The increase in interest income was primarily due to (i) the growth in our total portfolio resulting from borrowings under our amended and restated senior secured revolving credit facility (the “TIAA Credit Facility”) entered into by us, HMS Equity Holding and HMS Equity Holding II, our wholly owned subsidiaries, with TIAA, FSB (formerly EverBank Commercial Finance, Inc. prior to June 18, 2018) (“TIAA Bank”) as administrative agent and certain financial institutions as lenders, and the amended and restated credit agreement entered into by HMS Funding I, our wholly owned subsidiary, with Deutsche Bank AG, New York Branch as administrative agent (the “Deutsche Bank Credit Facility,” and, together with our TIAA Credit Facility, the “Credit Facilities”) and (ii) an increase in the weighted average annual effective yield on investments. As of September 30, 2018, our portfolio had a weighted average annual effective yield on investments of approximately 9.2% compared to 8.5% as of September 30, 2017, and our average investment portfolio for the three months ended September 30, 2018 was $1,117.0 million compared to $1,067.8 million for the three months ended September 30, 2017. Additionally, during the three months ended September 30, 2018 and 2017, we accreted approximately $4.0 million and $2.9 million, respectively, of unearned income into interest income. For information on the Credit Facilities, see Note 5 - Borrowings to our condensed consolidated financial statements included elsewhere in this report.

For the three months ended September 30, 2018 and 2017, we recognized $781,000 and $213,000, respectively, of non-recurring fee income received from our portfolio companies or other third parties, which accounted for approximately 2.5% and 0.8%, respectively, of our total investment income during such periods.  Such fee income is transaction based and typically consists of prepayment fees, structuring fees, amendment and consent fees and other non-recurring fees. As such, future fee income is generally dependent on new direct origination investments and the occurrence of prepayments and other events at existing portfolio companies resulting in such fees.

For the three months ended September 30, 2018 and 2017, expenses, net of incentive fee and administrative services expense waivers, were approximately $13.1 million and $12.3 million, respectively. The increase in expenses is primarily due to an increase in interest expense of $1.6 million, offset by a decrease in offering costs of $0.8 million. Interest expense increased primarily due to an increase in our average borrowings of approximately $53.5 million during the period and an increase in our cost of borrowing on the Credit Facilities. Average borrowings under the Credit Facilities were $507.0 million for the three months ended September 30, 2018 compared to $453.5 million for the three months ended September 30, 2017. As of September 30, 2018 and 2017, the annualized interest rate on our borrowings was 4.8% and 4.0.%, respectively. Reimbursement of offering costs to our Adviser decreased due to the termination of our Offering effective September 30, 2017.

For the three months ended September 30, 2018, the net increase in net assets resulting from operations (gross of stockholder distributions declared) was approximately $23.8 million. The increase was attributable to (i) net investment income of approximately $17.8 million and (ii) net change in unrealized appreciation on investments of approximately $14.9 million, offset by realized losses on investments of approximately $8.9 million.

For the three months ended September 30, 2017, the net increase in net assets resulting from operations (gross of stockholder distributions declared) was approximately $8.7 million. The increase was primarily attributable to (i) net investment income of approximately $13.0 million and (ii) realized gains of approximately $0.7 million, offset by net change in unrealized depreciation on investments of approximately $5.1 million.

RESULTS COMPARISONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND SEPTEMBER 30, 2017

Total Investment Income, Operating Expenses, Net Assets

For the nine months ended September 30, 2018 and 2017, our total investment income was approximately $85.0 million and $76.2 million, respectively, consisting predominately of interest income. The increase in interest income was primarily due to (i) the growth in our total portfolio resulting from borrowings under the Credit Facilities and (ii) an increase in the weighted average annual effective yield on investments. As of September 30, 2018, the portfolio had a weighted average annual effective yield on investments of approximately 9.2% compared to 8.5% as of September 30, 2017, and our average investment portfolio for the nine months ended September 30, 2018 was $1,087.8 million compared to $1,021.0 million for the nine months ended September 30, 2017. Additionally, during the nine months ended September 30, 2018 and 2017, we accreted approximately $11.4 million and $10.8 million, respectively, of unearned income into interest income.

For the nine months ended September 30, 2018 and 2017, we recognized $1.8 million and $1.9 million, respectively, of non-recurring fee income received from our portfolio companies or other third parties, which accounted for approximately 2.2% and 2.5%, respectively, of our total investment income during such period.  Such fee income is transaction based and typically consists of prepayment fees, structuring fees, amendment and consent fees and other non-recurring fees. As such, future fee income is generally dependent on new direct origination investments and the occurrence of prepayments and other events at existing portfolio companies resulting in such fees.

For the nine months ended September 30, 2018 and 2017, expenses, net of incentive fee and administrative services expense waivers, were approximately $37.6 million and $33.0 million, respectively. The increase in expenses is primarily due to (i) an increase in interest expense of $4.5 million and (ii) an increase in base management fees and incentive fees (net of fee waivers) of $1.2 million, offset by a decrease in offering costs of approximately $1.4 million. Base management fees and incentive fees (net of fee waivers) increased primarily due to an increase in our average gross assets. Interest expense increased primarily due to an increase in our average borrowings of approximately $49.0 million during the period and an increase in our cost of borrowing on the Credit Facilities. Average borrowings under the Credit Facilities were $475.5 million for the nine months ended September 30, 2018 compared to $426.5 million for the nine months ended September 30, 2017. As of September 30, 2018 and 2017, the annualized interest rate on borrowings was 4.8% and 4.0%, respectively.

For the nine months ended September 30, 2018, the net increase in net assets resulting from operations (gross of stockholder distributions declared) was approximately $51.6 million. The increase was attributable to (i) net investment income of approximately $47.4 million and (ii) net unrealized appreciation on investments of approximately $24.0 million, offset by realized losses on investments of approximately $19.8 million.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Overview

As of September 30, 2018, we had approximately $23.7 million in cash and cash equivalents, which we held in various custodial accounts. In addition, as of September 30, 2018, we had $60.0 million in capacity available under the Credit Facilities, in the aggregate. To seek to enhance our returns, we intend to continue to employ leverage as market conditions permit and at the discretion of our Adviser, but in no event will leverage employed exceed 50% of the value of our total assets, which is the maximum we are allowed to borrow under the 1940 Act. See “Financial Condition, Liquidity and Capital Resources - Financing Arrangements.”

As of September 30, 2018, we had 33 senior secured loan investments and four equity investments with aggregate unfunded commitments of $39.9 million. We believe that we maintain sufficient cash and cash equivalents on hand and available borrowings to fund such unfunded commitments should the need arise.

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

Liquidity and Capital Resources

Cash Flows

For the nine months ended September 30, 2018, we experienced a net decrease in cash and cash equivalents of approximately $22.1 million. During that period, approximately $52.9 million of cash was used in our operating activities, which principally consisted of the purchase of new portfolio investments of $476.5 million and accretion of unearned income of $11.4 million, offset by principal repayments from and sales of investments in portfolio companies of $386.1 million and a net increase in net assets resulting from operations of approximately $51.6 million. During the nine months ended September 30, 2018, approximately $30.8 million was generated from financing activities, which principally consisted of a net $80.0 million increase in borrowings under the Credit Facilities, offset by $27.6 million in cash used for the redemption of our common stock and $21.3 million in cash distributions paid to stockholders.

For the nine months ended September 30, 2017, we experienced a net increase in cash and cash equivalents of approximately $16.0 million. During that period, approximately $68.5 million of cash was used in our operating activities, which principally consisted of the purchase of new portfolio investments of $470.9 million and accretion of unearned income of $10.8 million, offset by principal repayments from and sales of investments in portfolio companies of $370.9 million and a net increase in net assets resulting from operations of approximately $39.4 million. During the nine months ended September 30, 2017, approximately $84.5 million was generated from financing activities, which principally consisted of $41.6 million in net stock offering proceeds received and a net $77.0 million increase in borrowings under the Credit Facilities, offset by $19.5 million in cash distributions paid to stockholders and $14.0 million in cash used for the redemption of our common stock.

Continuous Public Offering

With the approval of our board of directors, we closed the Offering to new investors effective September 30, 2017. During the nine months ended September 30, 2018, we raised proceeds of $20.5 million from our distribution reinvestment plan.

During the nine months ended September 30, 2017, we raised proceeds of $66.6 million from the Offering, including proceeds from our distribution reinvestment plan, and incurred $3.7 million for selling commissions and Dealer Manager fees. We also incurred an obligation for $1.0 million of costs related to the Offering during the period.

Distributions

The following table reflects the cash distributions per share that we have declared on our common stock during the nine months ended September 30, 2018 and 2017 (dollars in thousands except per share amounts).

	Distributions
	Per Share	Amount
2018
Three months ended September 30, 2018	$0.17	$13,938
Three months ended June 30, 2018	$0.18	$13,855
Three months ended March 31, 2018	$0.17	$13,803
2017
Three months ended September 30, 2017	$0.17	$13,910
Three months ended June 30, 2017	$0.18	$13,438
Three months ended March 31, 2017	$0.17	$12,922

On September 14, 2018, with the authorization of our board of directors, we declared distributions to our stockholders for the period of October 2018 through December 2018. These distributions have been, or will be, calculated based on stockholders of record each day from October 1, 2018 through December 31, 2018 in an amount equal to $0.00191781 per share, per day. Distributions are paid on the first business day following the completion of each month to which they relate.

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
The determination of the tax attributes of our distributions is made annually at the end of our taxable year, based upon our taxable income for the full taxable year and distributions paid for the full taxable year. Therefore, a determination made on an interim basis may not be representative of the actual tax attributes of distributions for a full year. If we had determined the tax attributes of our distributions taxable year-to-date as of September 30, 2018, 100% would be from our current and accumulated earnings and profits. However, there can be no certainty to stockholders that this determination is representative of what the actual tax attributes of our fiscal and taxable years ending December 31, 2018 distributions to stockholders will be. The actual tax characteristics of distributions to stockholders will be reported to the Internal Revenue Service and stockholders subject to information reporting after the close of each calendar year on Form 1099-DIV.

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

As of September 30, 2018, we had $120.0 million outstanding and no availability under our TIAA Credit Facility, and $390.0 million outstanding and $60.0 million available under the Deutsche Bank Credit Facility, both of which we estimated approximated fair value. Availability under each of the Credit Facilities is subject to certain limitations and the asset coverage restrictions under the 1940 Act. For further information on our Credit Facilities, including key terms and financial covenants, refer to Note 5 - Borrowings to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017 as well as Note 5 - Borrowings to the condensed consolidated financial statements included elsewhere in this Report.

As a BDC, we have historically been able to issue “senior securities,” including borrowing money from banks or other financial institutions, only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such incurrence or issuance. In March 2018, the Small Business Credit Availability Act (the “SBCAA”) was enacted into law. The SBCAA, among other things, amended the 1940 Act to reduce the asset coverage requirement applicable to BDCs from 200% to 150% so long as the BDC meets certain disclosure requirements, obtains certain approval and, in the case of unlisted BDCs, makes an offer to repurchase shares held by its stockholders as of the date of the requisite approval. Effectiveness of the reduced asset coverage requirements to a BDC requires approval by either (1) a “required majority” (as defined in Section 57(o) of the 1940 Act) of such BDC’s board of directors with effectiveness one year after the date of such approval or (2) a majority of the votes cast at a special or annual meeting of such BDC’s stockholders at which a quorum is present, which is effective the day after such stockholder approval. The Company has not requested or obtained either such approval. As of September 30, 2018, our asset coverage ratio under BDC regulations was 218% when assuming our unfunded commitments are treated as senior securities. As of December 31, 2017, our asset coverage ratio under BDC regulations was 236% when assuming our unfunded commitments are treated as senior securities.

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

 Contractual Obligations

As of September 30, 2018, we had $510.0 million in borrowings outstanding under the Credit Facilities. Our TIAA Credit Facility will mature March 6, 2020, with two one-year extension options, subject to lender approval, and the Deutsche Bank Credit Facility will mature on November 20, 2022. See Note 5 - Borrowings to the financial statements included elsewhere in this Report for a description of the Credit Facilities.

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings at September 30, 2018 is as follows:

	Payments Due By Period (dollars in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
TIAA Credit Facility (1)	$120,000	$—	$120,000	$—	$—
Deutsche Bank Credit Facility (2)	390,000	—	—	390,000	—
Total Credit Facilities	$510,000	$—	$120,000	$390,000	$—

(1)	At September 30, 2018, we had no availability under our TIAA Credit Facility.

(2)
At September 30, 2018, $60.0 million remained available under the Deutsche Bank Credit Facility; however, our borrowing ability is limited to the asset coverage ratio restrictions imposed by the 1940 Act, as discussed above.

Off-Balance Sheet Arrangements

As of September 30, 2018, we had a total of approximately $39.9 million in outstanding commitments comprised of (i) 33 commitments to fund revolving loans that had not been fully drawn or term loans that had not been funded and (ii) four capital commitments that had not been fully called. We recognized unrealized depreciation of approximately $212,000 on our outstanding unfunded loan commitments and no unrealized appreciation or depreciation on our outstanding unfunded capital commitments during the nine months ended September 30, 2018. We reasonably believe that we maintain sufficient assets and available borrowings to adequately cover and allow us to satisfy our outstanding unfunded commitments should the need arise. At December 31, 2017, we had a total of approximately $45.4 million in outstanding commitments comprised of (i) 28 commitments to fund revolving loans that had not been fully drawn or term loans that had not been funded and (ii) four capital commitments that had not been fully called. We recognized unrealized appreciation of approximately $14,000 on our outstanding unfunded loan commitments and no unrealized appreciation or depreciation on our outstanding unfunded capital commitments during the year ended December 31, 2017. We had equity commitments of up to $30.0 million to HMS-ORIX, which were fully funded as of each of September 30, 2018 and December 31, 2017.

	Commitments and Contingencies
	(dollars in thousands)
	September 30, 2018	December 31, 2017
Unfunded Loan Commitments
Adams Publishing Group, LLC	$3,035	$—
American Nuts, LLC	1,266	—
Apex Linen Services, Inc.	403	403
Arcus Hunting, LLC	60	976
ASC Ortho Management Company, LLC	750	—
BarFly Ventures, LLC	245	613
BBB Tank Services	37	—
BigName Holdings, LLC	29	101
Boccella Precast Products, LLC	360	500
CDHA Management, LLC	—	2,343
Chamberlin HoldCo, LLC	400	—
Charps, LLC	600	1,000
Clad-Rex Steel, LLC	100	100
CTVSH, PLLC	200	200
Datacom, LLC	—	25
Direct Marketing Solutions, Inc.	400	—
DTE Enterprises, LLC	750	—
Dynamic Communities, LLC	250	—
Felix Investments Holdings II LLC	—	1,667
Gamber-Johnson Holdings, LLC	300	300
GST Autoleather Inc.	—	1,281
Guerdon Modular Holdings, Inc.	400	400
Hawk Ridge Systems, LLC	400	400
Hojeij Branded Foods, Inc.	1,588	1,923
Hoover Group, Inc.	2,113	—
Hostway Corporation	—	7
HW Temps LLC	200	200
Implus Footcare, LLC	42	—
LaMi Products, LLC	—	294
Market Force Information, Inc.	300	400
Meisler Operating, LLC	400	400
Mystic Logistics Holdings, LLC	200	200
New Era Technology, Inc.	479	—
NexRev, LLC	1,000	—
NNE Partners, LLC	2,042	5,542
NuStep, LLC	300	300
Permian Holdco 2, Inc.	—	97
PPC/Shift, LLC	—	500
Resolute Industrial LLC	—	5,750
SI East , LLC	2,500	—
Volusion LLC	1,961	—
Wireless Vision Holdings, LLC	2,100	2,084
Unfunded Capital Commitments
Brightwood Capital Fund III, LP	1,000	1,000
Brightwood Capital Fund IV, LP	8,000	9,000
Copper Trail Energy Fund I LP	1,754	2,500
Freeport Financial Funds	3,942	4,941
Total	$39,906	$45,447

Recent Developments and Subsequent Events

On October 10, 2018, we filed a tender offer statement on Schedule TO with the SEC to commence an offer by us to purchase, as approved by our board of directors, an estimated 825,530.42 shares of our issued and outstanding common stock, par value $0.001 per share, at up to approximately $6.7 million. The offer is for cash at a purchase price equal to the NAV per share to be determined within 48 hours of the repurchase date.

On October 31, 2018, we, the Adviser and the Sub-Adviser entered into a conditional income incentive fee agreement (the “Third Quarter 2018 Fee Waiver Agreement”), pursuant to which, for a period from July 1, 2018 through September 30, 2018, the Advisers would waive payments in respect of the “subordinated incentive fee on income,” as such term is defined in the Investment Advisory Agreement, upon the occurrence of any event that, in the Advisers’ sole discretion, causes such waiver to be deemed necessary. The Third Quarter 2018 Fee Waiver Agreement may require us to repay previously waived Expense Support Payments or waived base management fees or incentive fees under certain circumstances. The previously waived fees are potentially subject to repayment by us, if at all, within a period not to exceed three years from the date of each respective fee waiver.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, in particular changes in interest rates. Changes in interest rates may affect our interest income from portfolio investments, the fair value of our fixed income investments, and our cost of funding.

Our interest income will be affected by changes in various interest rates, including LIBOR and prime rates, to the extent any of our debt investments include floating interest rates. We generally invest in floating rate debt instruments, meaning that the interest rate payable on such instrument resets periodically based upon changes in a specified interest rate index, typically the one-month or three-month LIBOR. As of September 30, 2018, approximately 88.3% of our LMM, Private Loan, and Middle Market portfolio debt investments (based on cost) contained floating interest rates. As of September 30, 2018, the one-month LIBOR was approximately 2.26% and the three-month LIBOR was approximately 2.40%. However, many of our investments provide that the specified interest rate index on such instruments will never fall below a level, or floor, generally between 100 and 150 basis points regardless of the level of the specified index rate, which minimizes the negative impact to our interest income that would result from a decline in index rates.

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

The following table shows the approximate annualized increase or decrease (dollars in thousands) in the components of net investment income due to hypothetical interest rate index changes, assuming no changes in our investments and borrowings as of September 30, 2018.

Change in interest rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 100 basis points	$(8,769)	$(5,100)	$(3,669)
Down 50 basis points	(4,394)	(2,550)	(1,844)
Up 50 basis points	4,418	2,550	1,868
Up 100 basis points	8,836	5,100	3,736
Up 200 basis points	17,671	10,200	7,471
Up 300 basis points	26,507	15,300	11,207

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

If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. As of September 30, 2018, we had not entered into any interest rate hedging arrangements.

Item 4.    Controls and Procedures.

In accordance with the Exchange Act, Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2018 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act), during the three months ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Repurchases of our common stock pursuant to our tender offer are as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)

July 1, 2018 through July 31, 2018	—	$—	—	—
August 1, 2018 through August 31, 2018	970,635.65	8.15	970,635.65	—
September 1, 2018 through September 30, 2018	11,612.60	8.15	11,612.60	—
Total	982,248.25	8.15	982,248.25	—

Item 3.    Defaults upon Senior Securities.

None.

Item 4.    Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

Not applicable.

Item 6.    Exhibits.

Exhibit No.	Description
10.1
Third Quarter 2018 Conditional Income Incentive Fee Waiver Agreement, dated as of October 31, 2018, by and among the Registrant, HMS Adviser LP and MSC Adviser I, LLC (Filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on October 31, 2018 (File No. 814-00939) and incorporated herein by reference).

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

HMS INCOME FUND, INC.

Date:	November 14, 2018	By:	/s/ SHERRI W. SCHUGART
Sherri W. Schugart
Chairman, Chief Executive Officer and President

Date:	November 14, 2018	By:	/s/ RYAN T. SIMS
Ryan T. Sims
Chief Financial Officer and Secretary