Form 10-K
period 2018-12-31
HMS INCOME FUND, INC.
filed 2019-03-08
CIK 1535778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” ,“smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of March 7, 2019, there were 78,547,205 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement relating to the Registrant’s 2019 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A within 120 days following the end of the Registrant’s fiscal year ended December 31, 2018, are incorporated by reference into Part III of this Annual Report on Form 10-K as indicated herein.

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

Item 1.  Business

Organization

HMS Income Fund, Inc. (collectively with its consolidated subsidiaries, the “Company”) was formed as a Maryland corporation on November 28, 2011 under the General Corporation Law of the State of Maryland. The Company is an externally managed, non-diversified closed-end management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company has elected to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

We refer to HMS Income Fund, Inc. collectively with its consolidated subsidiaries as the “Company,” and the use of “we,” “our,” “us” or similar pronouns in this Form 10-K refers to HMS Income Fund, Inc. or the Company as required by the context in which such pronoun is used.

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

We co-invest in broadly-syndicated loans with ORIX Funds Corp. (“Orix”) through our investment in HMS-ORIX, which is organized as a Delaware limited liability company. HMS-ORIX was formed in April 2017. Pursuant to the terms of the limited liability company agreement and through representation on the HMS-ORIX Board of Managers, we and Orix each have 50% voting control of HMS-ORIX and together will agree on all portfolio and investment decisions as well as all other significant actions for HMS-ORIX. We do not operationally control HMS-ORIX, and, accordingly, we do not consolidate the operations of HMS-ORIX within the consolidated financial statements. As of December 31, 2018, we and Orix have committed to provide, and have funded, an aggregate of $50.0 million of equity to HMS-ORIX, with us providing $30.0 million (60% of the equity) and Orix providing $20.0 million (40% of the equity). See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Portfolio Investment Composition — Investment in HMS-ORIX.”

We previously registered for sale up to 150,000,000 shares of common stock pursuant to a registration statement on Form N-2 (File No. 333-178548) which was initially declared effective by the SEC on June 4, 2012 (the “Initial Offering”). The Initial Offering terminated on December 1, 2015. We raised approximately $601.2 million under the Initial Offering, including proceeds from the distribution reinvestment plan of approximately $22.0 million. We also registered for sale up to $1,500,000,000 worth of shares of common stock (the “Offering”) pursuant to a registration statement on Form N-2 that was initially declared effective on October 6, 2016 and most recently declared effective on May 1, 2017. With the approval of our board of directors, we closed the Offering to new investors effective September 30, 2017. We continue to operate the distribution reinvestment plan, pursuant to which stockholders may elect to have their cash distributions reinvested in additional shares of our common stock. Through December 31, 2018, we raised approximately $211.2 million in the Offering including proceeds from the distribution reinvestment plan of approximately $79.5 million.

We have five wholly owned subsidiaries. HMS Funding I LLC (“HMS Funding”), HMS Equity Holding, LLC (“HMS Equity Holding”) and HMS California Holdings GP LLC (“HMS California Holdings GP”), were each organized as Delaware limited liability companies, HMS Equity Holding II, Inc. (“HMS Equity Holding II”) was organized as a Delaware corporation and HMS California Holdings LP (“HMS California Holdings”) was organized as a Delaware limited partnership. HMS Funding was created pursuant to the Deutsche Bank Credit Facility (as defined below) in order to function as a “Structured Subsidiary,” which is permitted to incur debt outside of the TIAA Credit Facility (as defined below) since it is not a guarantor under the TIAA Credit Facility. HMS Equity Holding and HMS Equity Holding II, which have elected to be taxable entities, primarily hold equity investments in portfolio companies which are “pass through” entities for tax purposes.

The business of the Company is managed by HMS Adviser LP (the “Adviser”), a Texas limited partnership and wholly owned affiliate of Hines Interests Limited Partnership (“Hines”), under an Investment Advisory and Administrative Services Agreement dated May 31, 2012 (as amended, the “Investment Advisory Agreement”). Our Adviser oversees the management of our activities and is responsible for making investment decisions with respect to, and providing day-to-day management and administration of, our investment portfolio. The Company and the Adviser have retained MSC Adviser I, LLC (the “Sub-Adviser”), a wholly owned subsidiary of Main Street Capital Corporation (“Main Street”), a New York Stock Exchange listed BDC, as the Company’s investment sub-adviser pursuant to an Investment Sub-Advisory Agreement (the “Sub-Advisory Agreement”) to identify, evaluate, negotiate and structure prospective investments, make investment and portfolio management recommendations for approval by the Adviser, monitor the Company’s investment portfolio and provide certain ongoing administrative services to the Adviser. The Adviser and the Sub-Adviser are collectively referred to as the “Advisers,” and each is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Upon the execution of the Sub-Advisory Agreement, Main Street became an affiliate of the Company. The Company’s board of directors most recently reapproved the Investment Advisory Agreement and Sub-Advisory Agreement on May 10, 2018. The Company engaged Hines Securities, Inc. (the “Dealer Manager”), an affiliate of the Adviser, was engaged by the Company to serve as the Dealer Manager for its offerings, if any.

Employees

We do not have any direct employees, and our day-to-day investment operations are managed by our Adviser, which is also our administrator. Our executive officers consist of a president and chief executive officer, a chief financial officer and secretary, a chief accounting officer and treasurer and a chief compliance officer, all of whom are employees of Hines.

Corporate Information

Our executive offices are located at 2800 Post Oak Boulevard, Suite 5000, Houston, Texas 77056-6118, and our telephone number is 1-888-220-6121. We make available all of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports free of charge on our internet website at www.hinessecurities.com/past-offerings/hms-income-fund/ as soon as reasonably practical after such material is electronically filed with or furnished to the SEC. These reports are also available on the SEC’s internet website at www.sec.gov. Information contained on our website is not incorporated by reference into this Form 10-K and stockholders should not consider information contained on our website to be part of this Form 10-K.

Overview of our Business

As of December 31, 2018, we had 45 debt investments in 45 Middle Market portfolio companies with an aggregate fair value of approximately $428.6 million and a total cost basis of approximately $449.4 million, and six equity investments in five Middle Market portfolio companies with an aggregate fair value of approximately $5.7 million and a total cost basis of approximately $10.0 million. As of December 31, 2018, 84.0% of our Middle Market debt investments were secured by first priority liens. Our Middle Market portfolio investments have an average investment size of $8.5 million and have a weighted average annual effective yield of approximately 9.8%. The Middle Market debt investments generally have floating interest rates at a London Interbank Offered Rate (“LIBOR”) plus a premium, subject to LIBOR floors, and have an average term of three to seven years.

As of December 31, 2018, we had 37 debt investments in 29 LMM portfolio companies with an aggregate fair value of approximately $130.6 million, and a total cost basis of approximately $130.8 million, and 39 equity investments in 29 LMM portfolio companies with an aggregate fair value of approximately $79.6 million, and a total cost basis of approximately $55.0 million. Our LMM debt investments generally have terms of five to seven years, with limited required amortization prior to maturity, and provide for monthly or quarterly payment of interest. We typically structure our LMM debt investments with the maximum seniority and collateral that we can reasonably obtain while seeking to achieve our total return target. In most cases, our LMM debt investment will be collateralized by a first or second priority lien on substantially all the assets of the portfolio company. As of December 31, 2018, our LMM debt investments had a weighted average annual effective yield of approximately 12.3%, and 100.0% of such investments were secured by first priority liens on the assets of the LMM portfolio companies. The

LMM equity investments consist of equity ownership interests in the LMM portfolio companies and warrants to acquire equity interests in the LMM portfolio companies.

As of December 31, 2018, we had 50 debt investments in 45 Private Loan portfolio companies with an aggregate fair value of approximately $392.0 million and a cost basis of approximately $403.5 million, and 17 equity investments in 12 Private Loan portfolio companies with an aggregate fair value of approximately $16.9 million and a cost basis of approximately $16.4 million. The Private Loan debt investments had a weighted average annual effective yield of approximately 10.3%, and 90.8% of the Private Loan debt investments were secured by first priority liens.

As of December 31, 2018, we had eight Other Portfolio investments, including our investment in HMS-ORIX, with an aggregate fair value of approximately $53.1 million and a cost basis of approximately $56.7 million, which comprised 4.8% of our investment portfolio at fair value.

The value of our investment portfolio will fluctuate with changes in market pricing of our underlying investments. During the third quarter of 2014 through the first quarter of 2016, our portfolio experienced significant unrealized losses that were largely related to the impact of broader market valuation declines in the leveraged loan markets and the impact of the declining oil prices on our investments in the oil and gas sector. Since then, we have recognized realized losses on investments in our portfolio, largely the result of the restructuring of certain investments in the oil and gas sector. Although we had seen a recovery in the leveraged loan markets beginning early in 2016 and significant unrealized appreciation in our LMM equity investments during 2018, further price declines impacting the equity, high yield bond and leveraged loan markets during late 2018 resulted in our per share NAV declining to $7.96, its lowest level since September 30, 2016.

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

As a BDC, we are subject to certain regulatory restrictions in making our investments, including limitations on our ability to co-invest with certain affiliates. However, we received exemptive relief from the SEC that permits us, subject to certain conditions, to co-invest with Main Street and/or its affiliates in certain transactions originated by Main Street and/or our Advisers. The exemptive relief permits us, and certain of our directly or indirectly wholly owned subsidiaries on one hand, and Main Street and/or certain of its affiliates on the other hand, to co-invest in the same investment opportunities where such investment would otherwise be prohibited under Section 57(a)(4) of the 1940 Act. Under the co-investment program described in our application for exemptive relief, as amended, co-investments between us and Main Street will be the norm rather than the exception, as substantially all potential co-investments that are appropriate investments for us should also be appropriate investments for Main Street, and vice versa. Limited exceptions to co-investing will be based on available capital, diversification and other relevant factors. Accordingly, our Sub-Adviser treats every potential investment in customized LMM securities evaluated by Main Street as a potential investment opportunity for us, determines the appropriateness of each potential investment for co-investment by us, provides to our Adviser, in advance, information about each potential investment that it deems appropriate for us and proposes an allocation according to an investment allocation policy that is between us and Main Street and reviewed periodically by our board of directors. If our Adviser deems such potential co-investment transaction and proposed allocation appropriate for us, our Adviser will present the transaction and the proposed allocation to the members of our board of directors who are (1) not interested persons of us or Main Street, and (2) who do not have a financial interest in the proposed transaction or the proposed portfolio company, which directors are referred to as “Eligible Directors,” and our Sub-Adviser will present the transaction and the proposed allocation for Main Street to the Eligible Directors of the Main Street board of directors. Each board of directors, including a majority of the Eligible Directors of each board of directors, will approve each proposed co-investment transaction and the allocation associated therewith prior to the consummation of any co-investment transaction. No independent director on our board of directors or Main Street’s board of directors will have any direct or indirect financial interest in any co-investment transaction or any interest in any related portfolio company, other than through an interest (if any) in our or Main Street’s securities, as applicable. Additional information regarding the operation of the co-investment program is set forth in the order granting exemptive relief, which may be reviewed on the SEC’s website at www.sec.gov.

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

Business Strategy

Our primary investment objective is to generate current income through debt and equity investments in LMM companies based in the United States and secured debt investments of Middle Market companies generally headquartered in the United States. A secondary objective is to generate long-term capital appreciation through equity and equity-related investments including warrants, convertible securities, and other rights to acquire equity securities. We have adopted the following business strategy to achieve our investment objective:

•
Utilize the experience and expertise of the principals of our Advisers. The investment professionals employed by our Sub-Adviser are also the investment professionals responsible for investing and managing Main Street’s securities portfolio. Main Street is a BDC whose shares are listed on the New York Stock Exchange. Main Street’s primary investment focus is providing customized debt and equity financing to LMM companies and debt capital to Middle Market companies that operate in diverse industry sectors. At December 31, 2018, Main Street had debt and equity investments with an aggregate fair value of approximately $2.5 billion in 184 portfolio companies. Our Adviser’s senior management team, through affiliates of Hines, has participated in the management of three publicly offered and non-traded real estate investment trusts and has extensive experience in evaluating and underwriting the credit of tenants, many of which are LMM companies, of its commercial real estate properties. The principals of our Adviser, including Sherri W. Schugart, the Chairman of our board of directors, our President and Chief Executive Officer, and Ryan T. Sims, our Chief Financial Officer and Secretary, have access to a broad network of relationships with financial sponsors, commercial and investment banks, LMM companies and leaders within a number of industries that we believe produce significant investment opportunities.

•
Focus on Middle Market and LMM companies with stable cash flow. We believe that there are relatively few finance companies focused on transactions involving Middle Market and LMM companies, which allows us to negotiate favorable investment terms. Such favorable terms include higher debt yields and lower leverage levels, more significant covenant protection and greater equity participation than typical of transactions involving larger companies. We generally invest in established companies with positive cash flow. We believe that established companies possess better risk-adjusted return profiles than newer companies that are building management or in early stages of building a revenue base. These companies represent a significant portion of the U.S. economy and often require substantial capital investment to grow their businesses.

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

Deal Origination

Over the years, we believe the management team of Main Street, which controls our Sub-Adviser, and affiliates of Hines have developed and maintained a strong reputation as principal investors and an extensive network of relationships. Main Street sources investments of the type we expect to make on a day-to-day basis as part of operating a New York Stock Exchange-listed BDC. Main Street has business development professionals dedicated to sourcing investments through relationships with numerous loan syndication and trading desks, investment banks, private equity sponsors, business brokers, merger and acquisition advisors, finance companies, commercial banks, law firms and accountants. Moreover, through its over 61 years of experience in leasing commercial real estate on a global basis, Hines has developed relationships with a large number of Middle Market companies that are a potential source of Middle Market investment opportunities. Our Adviser also has continuous access to Main Street’s professional team due to its relationship with our Sub-Adviser.

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

First Effective Closing Date	Per Share Public Offering Price
June 4, 2012	$10.00
January 15, 2015	$9.75

First Effective Closing Date	Per Share Public Offering Price
May 7, 2015	$9.90
October 8, 2015	$9.70
November 12, 2015	$9.55
January 1, 2016	$9.00
January 21, 2016	$8.80
February 4, 2016	$8.60
February 18, 2016	$8.50
March 24, 2016	$8.60
April 21, 2016	$8.70
May 5, 2016	$8.80
July 28, 2016	$8.90
October 20, 2016	$9.00
November 25, 2016	$9.05
December 15, 2016	$9.10
January 12, 2017	$9.15
January 19, 2017	$9.30

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

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In March 2018, the Small Business Credit Availability Act (the “SBCAA”) was enacted into law. The SBCAA, among other things, amended the 1940 Act to reduce the asset coverage requirement applicable to BDCs from 200% to 150% so long as the BDC meets certain disclosure requirements, obtains certain approvals and, in the case of an unlisted BDC, makes an offer to repurchase shares held by its stockholders as of the date of the requisite approval. The reduced asset coverage requirement would permit a BDC to have a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement. Effectiveness of the reduced asset coverage requirements to a BDC requires approval by either (1) a “required majority” (as defined in Section 57(o) of the 1940 Act) of such BDC’s board of directors with effectiveness one year after the date of such approval or (2) a majority of the votes cast at a special or annual meeting of such BDC’s stockholders at which a quorum is present, which is effective the day after such stockholder approval. We have not requested or obtained either such approval. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage, provided that any such borrowings in excess of 5% of the value of our total assets would be subject to the asset coverage ratio requirements of the 1940 Act, even if for temporary or emergency purposes. For a discussion of the risks associated with leverage, see “Item 1A. Risk Factors — Risks Related to BDCs — Regulations governing our operation as a BDC and RIC will affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth.” and “ — New legislation may permit us to incur additional leverage.”

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

Taxation as a RIC

We have elected to be treated as a RIC under Subchapter M of the Code. As a RIC, we generally will not be subject to corporate-level U.S. federal income taxes on any income that we distribute to our stockholders from our tax earnings and profits. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to obtain RIC tax treatment, we must distribute dividends to our stockholders, in respect of each taxable year, of an amount generally at least equal to 90% of our “investment company taxable income,” which is generally our taxable net investment income plus the excess, if any, of realized net short-term capital gain over realized net long-term capital loss, determined without regard to any deduction for dividends paid (the “Annual Distribution Requirement”). Depending on the amount of taxable income we generate in a tax year, we may choose to spill-over taxable income in excess of current year distributions into the next tax year and incur a 4% nondeductible U.S federal excise tax on such taxable income. Any such spill-over taxable income must be distributed through a distribution declared prior to the later of eight-and-one-half months after the close of the taxable year in which such taxable income was generated or the extended due date for the timely filing of the tax return related to the tax year in which such taxable income was generated and paid to the shareholders in the 12-month period following the close of such taxable year and not later than the date of the first dividend payment of the same type of dividend made after such declaration. Even if we qualify as a RIC, we generally will be subject to corporate-level U.S. federal income tax on our undistributed taxable income and could be subject to U.S. federal, state, local and foreign income, excise, withholding or other taxes.

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

As a RIC, we are not allowed to carry forward or carry back a net operating loss for purposes of computing our investment company taxable income in other tax years. U.S. federal income tax law generally permits a RIC to carry forward (i) the excess of its net short-term capital loss over its net long-term capital gain for a given year as a short-term capital loss arising on the first day of the following tax year and (ii) the excess of its net long-term capital loss over its net short-term capital gain for a given year as a long-term capital loss arising on the first day of the following tax year. However, future transactions we engage in may cause our ability to use any capital loss carryforwards, and unrealized losses once realized, to be limited under Sections 382, 383 or 384 of the Code. Certain of our investment practices may be subject to special and complex U.S. federal income tax provisions that may, among other things, (i) disallow, suspend or otherwise limit the allowance of certain losses or deductions, (ii) convert lower taxed long-term capital gain and qualified dividend income into higher taxed short-term capital gain or ordinary income, (iii) convert an ordinary loss or a deduction into a capital loss (the deductibility of which is more limited), (iv) cause us to recognize income or gain without a corresponding receipt of cash, (v) adversely affect the time as to when a purchase or sale of stock or securities is deemed to occur, (vi) adversely alter the characterization of certain complex financial transactions, and (vii) produce income that will not be qualifying income for purposes of the 90% Income Test. We will monitor our transactions and may make certain tax elections in order to mitigate the effect of these provisions.

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

From time to time, the global capital markets may experience periods of disruption and instability, which could materially and adversely impact the broader financial and credit markets and reduce the availability to us of debt and equity capital. For example, between 2008 and 2009, instability in the global capital markets resulted in disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the repricing of credit risk in the broadly syndicated credit market and the failure of major domestic and international financial institutions. In particular, the financial services sector was negatively impacted by significant write-offs as the value of the assets held by financial firms declined, impairing their capital positions and abilities to lend and invest. We believe that such value declines were exacerbated by widespread forced liquidations as leveraged holders of financial assets, faced with declining prices, were compelled to sell to meet margin requirements and maintain compliance with applicable capital standards. Such forced liquidations also impaired or eliminated many investors and investment vehicles, leading to a decline in the supply of capital for investment and depressed pricing levels for many assets. Also, the United Kingdom held a referendum in which voters approved an exit from the European Union, and the full implications of the United Kingdom’s withdrawal from the European Union are unclear at present. In addition, U.S. government shutdowns, including the partial government shutdown that ended in January 2019, may cause disruptions or instability in capital markets, and the implications of policies that may be enacted from time to time on capital markets may not be clear at the time of proposal or enactment. Such events or other similar events may cause significantly diminished overall confidence in the debt and equity markets, declines in the values of certain assets, economic uncertainty and reduced availability of debt and equity capital for the market as a whole and financial services firms in particular. There can be no assurance that adverse market conditions will not repeat themselves in the future.

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

Retail loan funds, collateralized loan obligations (a type of leveraged investment vehicle holding corporate loans), hedge funds and other highly leveraged investment vehicles comprise a substantial portion of the market for purchasing and holding first and second lien secured loans. As the secondary market pricing of the loans underlying these portfolios deteriorated during the second half of 2015 and into the first quarter of 2016, we believe that many investors, as a result of their generally high degrees of leverage, were forced to raise cash by selling interests in performing loans in order to satisfy margin or similar requirements imposed by their lenders. This resulted in a forced deleveraging cycle of price declines, compulsory sales and further price declines, with widespread redemption requests and other constraints generating further selling pressure. This pervasive forced selling resulted in price declines in our portfolio, negatively impacting our NAV. In addition to the deterioration of the secondary market pricing, we may experience compressed spreads between the rates at which we can borrow and the rates at which we can lend.
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

On May 24, 2018, President Trump signed into law the Economic Growth, Regulatory Relief, and Consumer Protection Act, which increased from $50 billion to $250 billion the asset threshold for designation of “systemically important financial institutions” or “SIFIs” subject to enhanced prudential standards set by the Federal Reserve Board, staggering application of this change based on the size and risk of the covered bank holding company. On May 30, 2018, the Federal Reserve Board voted to consider changes to the Volcker Rule that would loosen compliance requirements for all banks. The effect of this change and any further rules or regulations are and could be complex and far-reaching, and the change and any future laws or regulations or changes thereto could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business, financial condition and results of operations.

Over the last several years, there also has been an increase in regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector will be subject to new regulation. While it cannot be known at this time whether any regulation will be implemented or what form it will take, increased regulation of non-bank credit extension could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business, financial condition and results of operations.

The impact of financial reform legislation on us is uncertain.

The Dodd-Frank Wall Street Reform and Consumer Protection Act, as amended (the “Dodd-Frank Act”), instituted a wide range of reforms that are affecting all U.S. financial institutions. Many of the requirements called for in the Dodd-Frank Act have been implemented over time and are subject to implementing regulations which have gradually taken effect over the course of several years. In addition, the U.S. presidential administration and certain members of Congress have indicated a desire to amend or repeal certain portions of the Dodd-Frank Act and in March 2018, certain parts of Dodd-Frank were repealed. The impact such requirements or amendments to or repeals of existing requirements will have on our business, results of operations or financial condition is unclear. The changes resulting from the Dodd-Frank Act require us to invest significant management attention and resources to evaluate and make substantial changes in order to comply with new statutory and regulatory requirements. Failure to comply with any such laws, regulations or principles, or changes thereto, may negatively impact our business, results of operations and financial condition. We cannot predict the ultimate effect on us changes in the laws or regulations would have as a result of the Dodd-Frank Act or whether and to the extent to which the Dodd-Frank Act may remain in its current form.

Operating under the constraints imposed on us as a BDC and RIC may hinder the achievement of our investment objectives.

The 1940 Act and the Code impose numerous constraints on the operations of BDCs and RICs that do not apply to other investment vehicles managed by our Adviser and its affiliates. BDCs are required, for example, to invest at least 70% of their total assets in certain qualifying assets, including U.S. private or thinly-traded public companies, cash, cash equivalents, U.S. government securities and other high-quality debt instruments that mature in one year or less from the date of investment. Moreover, qualification for taxation as a RIC requires satisfaction of source-of-income, asset diversification and distribution requirements. Operating under these constraints may hinder our ability to take advantage of attractive investment opportunities and to achieve our investment objective. Any failure to do so could subject us to enforcement action by the SEC, cause us to fail to satisfy the requirements associated with RIC status and subject us to entity-level corporate income taxation, cause us to fail the 70% test described above or otherwise have a material adverse effect on our business, financial condition or results of operations.

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

We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. Under the 1940 Act, a “diversified” investment company is required to invest at least 75% of the value of its total assets in cash and cash items, government securities, securities of other investment companies and other securities limited in respect of any one issuer to an amount not greater than 5% of the value of the total assets of such company and no more than 10% of the outstanding voting securities of such issuer. As a non-diversified investment company, we are not subject to this requirement. To the extent that we assume large positions in the securities of a small number of issuers, our NAV may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company or to a general downturn in the economy. Although we are classified as a non-diversified investment company within the meaning of the 1940 Act, we maintain the flexibility to operate as a diversified investment company and have done so for an extended period of time. To the extent that we operate as a non-diversified investment company in the future, we may be subject to greater risk.

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

We expect to continue to utilize leverage to fund new investments. As such, we may need to access the capital markets to refinance existing debt obligations to the extent maturing obligations are not repaid with cash flows from operations. In order to maintain RIC tax treatment we must distribute dividends to our stockholders each tax year on a timely basis generally of an amount at least equal to 90% of the sum of our net taxable ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, or investment company taxable income, determined without regard to any deduction for dividends paid, and the amounts of such distributions will therefore not be available to fund investment originations or to repay maturing debt. We may issue “senior securities,” including borrowing money from banks or other financial institutions, only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% (of 150% upon receipt of certain approvals and an offer by us to repurchase shares, subject to certain disclosure requirements) after such incurrence or issuance. Our ability to issue different types of securities is also limited. Compliance with these requirements may unfavorably limit our investment opportunities and reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend.

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

New legislation may permit us to incur additional leverage.

Business development companies are generally able to issue senior securities such that their asset coverage, as defined in the 1940 Act, equals at least 200% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. The Small Business Credit Availability Act (“SBCAA”) was enacted into law in March 2018 and, among other things, amended Section 61(a) of the 1940 Act to add a new Section 61(a)(2) that reduces the asset coverage requirement applicable to BDCs from 200% to 150% so long as the BDC meets certain disclosure requirements, obtains certain approvals and, in the case of unlisted BDCs, makes an offer to repurchase shares held by its stockholders as of the date of the requisite approval. The reduced asset coverage requirement would permit a BDC to have a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement. Effectiveness of the reduced asset coverage requirement to a BDC requires approval by either (1) a “required majority,” as defined in Section 57(o) of the 1940 Act, of such BDC’s board of directors with effectiveness one year after the date of such approval or (2) a majority of votes cast at a special or annual meeting of such BDC’s stockholders at which a quorum is present, which is effective the date after such stockholder approval. We have not requested or obtained either such approval. If we were to request and receive either the requisite stockholder or board approval, comply with the applicable disclosure requirements, and make an offer to repurchase shares held by our stockholders on the date of the requisite approval, we would be able to incur additional indebtedness, which may increase our risks related to leverage. In addition, our management fee is based on our average adjusted gross assets, which includes leverage and, as a result, if we were to incur additional leverage, management fees paid to the Advisers would increase.

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

We pursue a strategy focused on investing primarily in senior secured loans, second lien loans and mezzanine debt issued by Middle Market companies. Most loans in which we invest will not be rated, or would be rated, if they were rated by a rating agency, as “below investment grade,” or “junk,” quality. Indebtedness of below investment grade quality is regarded as having predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. We expect to hold debt and preferred equity instruments in our investment portfolio that contain PIK interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is accrued as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. If the debt principal is not repaid in full, then PIK interest will likewise be partially or wholly uncollectible.

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

In July 2017, the head of the United Kingdom Financial Conduct Authority (the “FCA”) announced that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. There is currently no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. As such, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market value for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us and could have a material adverse effect on our business, financial condition and results of operations.

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

As of December 31, 2018, 3.2% of our total portfolio (since the Other Portfolio investments do not represent a single geographic region, this information excludes the Other Portfolio investments) was comprised of investments in non-U.S. companies, all of which were denominated in U.S. dollars. Securities issued by non-U.S. companies are not “qualifying assets” under the 1940 Act, and we may invest in non-U.S. companies, including emerging market companies, to the limited extent we are able to do so under the 1940 Act. We intend to invest in such non-U.S. companies in accordance with our investment strategy and, accordingly, such investments would complement and broaden our portfolio. Investing in securities of emerging market companies involves many risks including economic, social, political, financial, tax and security conditions in the emerging market, potential inflationary economic environments, regulation by foreign governments, different accounting standards and political uncertainties. Economic, social, political, financial, tax and security conditions also could negatively affect the value of emerging market companies. These factors could include changes in the emerging market government’s economic and fiscal policies, the possible imposition of, or changes in, currency exchange laws or other laws or restrictions applicable to the emerging market companies or investments in their securities and the possibility of fluctuations in the rate of exchange between currencies.

Risks Relating to Debt Financing

We may have limited ability to fund new investments if we are unable to expand, extend or refinance our TIAA Credit Facility or the Deutsche Bank Credit Facility (combined, the “Credit Facilities”).

On March 11, 2014, we entered into a senior secured revolving credit agreement (as amended from time to time, the “TIAA Credit Facility” with TIAA, FSB (formerly known as EverBank Commercial Finance, Inc. prior to June 18, 2018) (“TIAA Bank”), as administrative agent and with TIAA Bank and other financial institutions as lenders. The lenders under the TIAA Credit Facility currently have revolver commitments of $120.0 million and the maturity date of the TIAA Credit Facility is currently March 6, 2020 with two, one-year extension options thereafter, subject to lender approval.

On June 2, 2014, HMS Funding entered into a credit agreement (the “Deutsche Bank Credit Facility”) among HMS Funding, the Company, as equityholder and servicer, Deutsche Bank AG, New York Branch (“Deutsche Bank”), the financial institutions party thereto as lenders and U.S. Bank National Association as collateral agent and collateral custodian. Borrowings under the Deutsche Bank Credit Facility are subject to certain limitations, including limitations with respect to HMS Funding’s investments, as more fully described in the Deutsche Bank Credit Facility. The Deutsche Bank Credit Facility currently permits borrowing up to $450.0 million with a maturity date of November 20, 2022.

There can be no guarantee that we will be able to expand, extend or replace either of the Credit Facilities on terms that are favorable to us, if at all. Our ability to expand either of the Credit Facilities, and to obtain replacement financing at the time of maturity, will be constrained by then-current economic conditions affecting the credit markets.

As a BDC, we are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock that we may issue in the future, of at least 200% (or 150% upon receipt of certain approvals and an offer by us to repurchase shares, subject to certain disclosure requirements). Stated differently, the amount of our total borrowings and other senior securities as a percentage of our total assets cannot exceed 50%. If this ratio declines below 200% (or 150% upon receipt of certain approvals and an offer by us to repurchase shares, subject to certain disclosure requirements), we cannot incur additional debt and could be required to sell a portion of our investments to repay some debt when it is disadvantageous to do so.

In addition to regulatory limitations on our ability to raise capital, the Credit Facilities contain various covenants, which, if not complied with, could accelerate our repayment obligations under the Credit Facilities, thereby materially and adversely affecting our liquidity, financial condition, results of operations and ability to pay distributions.

We will have a continuing need for capital to finance our operations. The TIAA Credit Facility contains affirmative and negative covenants usual and customary for leveraged financings, including:

•	maintaining an interest coverage ratio of at least 2.00 to 1.00;

•	maintaining an asset coverage ratio of at least 2.10 to 1.00; and

•	maintaining a minimum consolidated tangible net worth, excluding Structured Subsidiaries, of the greater of (a) the aggregate amount of the revolver commitments or (b) $50.0 million.

Additionally, the TIAA Credit Facility requires us to obtain written approval from the administrative agent prior to entering into any material amendment, waiver or other modification of any provision of the Investment Advisory Agreement. The TIAA Credit Facility permits us to fund additional loans and investments as long as we are within the conditions set out in the agreement.

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

The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below. The calculation assumes (i) we borrow funds equal to 40% of our total assets, (ii) the resulting average total assets are approximately $1.1 billion during the twelve-month period commencing January 1, 2019 and (iii) a weighted average cost of funds of 5.11%. In order to compute the “Corresponding return to stockholders,” the “Assumed Return on Our Portfolio (net of expenses)” is multiplied by the assumed total assets to obtain an assumed return to us. From this amount, the interest expense is calculated by multiplying the assumed weighted average cost of funds times the assumed debt outstanding, and the product is subtracted from the assumed return to us in order to determine the return available to stockholders. The return available to stockholders is then divided by our stockholders’ equity to determine the “Corresponding return to stockholders.” Actual interest payments may be different.

Assumed Return on Our Portfolio (net of expenses)	(10)%	(5)%	0%	5%	10%
Corresponding return to stockholders	(20.45)%	(11.99)%	(3.53)%	4.92%	13.38%

Under the same assumptions, our assets would need to yield an annual return (net of expenses) of approximately 2.09% in order to cover the annual interest payments on our outstanding debt.

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

Our shares of common stock are not listed on an exchange or quoted through a quotation system, and will not be listed for the foreseeable future, if ever, and we are not obligated to effectuate a liquidity event by a specified date. Therefore, you will have limited liquidity and may not receive a full return of your invested capital if you sell your shares of common stock.

Our shares of common stock are illiquid assets for which there is not a secondary market, nor is it expected that any secondary market will develop in the future. We intend to explore a potential liquidity event for our stockholders between four and six years following the closing of our Offering or any subsequent follow-on offerings. However, there can be no assurance that we will complete a liquidity event within such time or at all. We expect that our board of directors, in the exercise of its duties to us, will determine to pursue a liquidity event when it believes that then-current market conditions are favorable for a liquidity event, and that such an event is in our best interests. A liquidity event could include (1) the sale of all or substantially all of our assets either on a complete portfolio basis or individually followed by a liquidation, (2) a listing of our shares of common stock on a national securities exchange or (3) a merger or another transaction approved by our board of directors in which our stockholders will receive cash or shares of a publicly traded company.

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

We have a share repurchase program allowing us to repurchase approximately 10% of our weighted average number of outstanding shares in any 12-month period. On August 10, 2018, our board of directors determined that it was desirable and in our best interest to modify the manner in which the amount of shares to be repurchased pursuant to our share repurchase program during each calendar quarter is calculated. Beginning with the fourth fiscal quarter of 2018, we limited the number of shares to be repurchased during any calendar quarter to the lesser of (i) the number of shares we can repurchase with the proceeds we received from the issuance of shares of our common stock under our distribution reinvestment plan during the prior calendar quarter or (ii) 2.5% of the weighted average number of shares of common stock outstanding in the prior four calendar quarters. This program allows you to sell back your shares of common stock to us on a quarterly basis at a price equal to the NAV per share, as determined within 48 hours of the repurchase date. The share repurchase program includes numerous restrictions that will limit your ability to sell your shares. At the discretion of our board of directors, we may also use cash on hand, cash available from borrowings and cash from the sale of our investments as of the end of the applicable period to repurchase shares. To the extent that the number of shares put to us for repurchase exceeds the number of shares that we are able to purchase, we will repurchase shares on a pro rata basis, not on a first-come, first-served basis. Further, we will have no obligation to repurchase shares if the repurchase would violate the restrictions on distributions under federal law or Maryland law, which prohibit distributions that would cause a corporation to fail to meet statutory tests of solvency. These limits may prevent us from accommodating all repurchase requests made in any year. In addition, our board of directors may suspend or terminate the share repurchase program and therefore should not be relied upon as a method to sell shares promptly and at a desired price.

Our repurchase offers pursuant to our share repurchase program may be at prices lower than the price paid by our stockholders to purchase our common stock.

When we make quarterly repurchase offers pursuant to the share repurchase program, we offer to repurchase shares of common stock at the NAV per share, as determined within 48 hours prior to the repurchase date, which price may be lower than the price that investors paid for shares of common stock in the Company’s offering. As a result, to the extent an investor paid an offering price that included the related sales load, then the price at which such investor may sell shares of common stock pursuant to our share repurchase program may be lower than what such investor paid in connection with the purchase of shares of common stock.

We may be unable to invest a significant portion of net proceeds from any stock offerings on acceptable terms in an acceptable time frame.

Delays in investing net proceeds from any stock offerings may impair our performance. We cannot assure you that we will be able to identify any investments that meet our investment objective or that any investment that we make will produce a positive return. We may be unable to invest net proceeds from any stock offerings on acceptable terms within the time period that we anticipate or at all, which could harm our financial condition and operating results.

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

We may invest in certain debt and equity investments through our wholly owned, taxable subsidiaries, HMS Equity Holding and HMS Equity Holding II, as well as other taxable subsidiaries, if any, and the net taxable income from such taxable subsidiaries will be subject to federal and state corporate income taxes. In addition, we may invest in certain foreign debt and equity investments which could be subject to foreign taxes (such as income tax, withholding, and value added taxes).

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

Set forth below is a chart describing the classes of our securities outstanding as of March 7, 2019:

(1)	(2)	(3)	(4)
Title of Class	Amount Authorized	Amount Held by Us or for Our Account	Amount Outstanding Exclusive of Amount Under Column (3)
Common Stock, par value $0.001 per share	450,000,000	—	78,547,205

As of March 7, 2019, we had 14,355 record holders of our common stock.

Use of Proceeds from Registered Securities

The Registration Statement under which we registered the Offering was most recently declared effective by the SEC on May 1, 2017. With the approval of our board of directors, we closed the Offering to new investors effective September 30, 2017. We raised gross proceeds of approximately $211.2 million in the Offering including proceeds from the distribution reinvestment plan of approximately $79.5 million through December 31, 2018.

Issuer Purchases of Equity Securities

The following table lists shares we repurchased under our share repurchase program during the period covered by this Form 10-K.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)
January 1 through January 31, 2018	—	$—	—	—
February 1 through February 28, 2018	—	—	—	—
March 1 through March 31, 2018	1,147,067	8.20	1,147,067	—
April 1 through April 30, 2018	—	—	—	—
May 1 through May 31, 2018	1,242,890	8.17	1,242,890	—
June 1 through June 30, 2018	—	—	—	—
July 1 through July 31, 2018	—	—	—	—
August 1 through August 31, 2018	982,248	8.15	982,248	—
September 1 through September 30, 2018	—	—	—	—
October 1 through October 31, 2018	—	—	—	—
November 1 through November 30, 2018	818,490	8.22	818,490	—
December 1 through December 31, 2018	—	—	—	—
Total	4,190,695		4,190,695

(1)
In September 2013, we commenced a share repurchase program, which was modified by our board of directors on August 10, 2018 pursuant to which we intend to offer to repurchase on a quarterly basis shares equal to the lesser of (i) the number of shares of common stock we can repurchase with the proceeds we received from the issuance of common stock under our distribution reinvestment plan during the prior calendar quarter or (ii) 2.5% of the weighted average number of shares of common stock outstanding in the prior four calendar quarters.

Item 6. Selected Financial Data

The selected financial and other data below as of December 31, 2018, 2017, 2016, 2015 and 2014 and for the years then ended have been derived from financial statements that have been audited by Grant Thornton LLP, an independent registered public accounting firm. The data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes included elsewhere in this Form 10-K.

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(dollars in thousands)
Statement of operations data:
Investment income:
Non-Control/Non-Affiliate investments	$95,100	$92,971	$80,920	$62,801	$18,462
Affiliate investments	11,841	6,934	3,968	1,204	170
Control investments	4,477	1,763	928	932	30
Total investment income	111,418	101,668	85,816	64,937	18,662
Expenses:
Interest expense	24,817	18,317	15,055	11,159	3,325
Base management and incentive fees	26,522	23,427	19,177	17,691	5,793
Internal administrative services expenses	2,688	3,014	2,315	2,037	1,497
Offering costs	407	1,861	901	—	—
Professional fees	864	645	1,056	606	478
Insurance	191	191	191	192	191
Other general and administrative	2,044	1,518	1,440	1,280	598
Expenses before fee and expense waivers	57,533	48,973	40,135	32,965	11,882
Waiver of management and incentive fees	(3,333)	(1,642)	(26)	(2,150)	(2,038)
Waiver of internal administrative services expenses	(2,688)	(3,014)	(2,315)	(2,037)	(1,497)
Expense support payment from Adviser	—	—	—	—	(328)
Total expenses, net of fee and expense waivers	51,512	44,317	37,794	28,778	8,019
Net investment income before taxes	59,906	57,351	48,022	36,159	10,643
Income tax expense (benefit), including excise tax	1,019	624	336	127	(3)
Net investment income	58,887	56,727	47,686	36,032	10,646
Total realized gain (loss) on investments	(18,247)	(2,371)	(19,308)	(5,056)	571
Net realized income	40,640	54,356	28,378	30,976	11,217
Total net change in unrealized appreciation (depreciation) on investments	(362)	(1,730)	38,206	(37,956)	(14,214)
Net increase (decrease) in net assets resulting from operations	$40,278	$52,626	$66,584	$(6,980)	$(2,997)
Net investment income per share – basic and diluted	$0.74	$0.73	$0.70	$0.75	$0.66
Net realized income per share – basic and diluted	$0.51	$0.70	$0.41	$0.63	$0.70
Net increase (decrease) in net assets from operations per share – basic and diluted	$0.51	$0.68	$0.97	$(0.14)	$(0.19)
Distributions declared per share – basic and diluted	$0.70	$0.70	$0.70	$0.70	$0.70
Weighted average shares outstanding – basic and diluted	79,250,498	77,718,813	68,029,977	48,838,114	16,022,853

	As of December 31,
	2018	2017	2016	2015	2014
	(dollars in thousands)
Balance sheet data:
Assets:
Total portfolio investments at fair value	$1,106,568	$1,049,439	$989,247	$852,988	$473,862
Cash and cash equivalents	21,757	45,791	23,719	24,001	19,868
Interest receivable	9,292	8,638	7,204	7,927	4,328
Receivable for securities sold	918	4,959	7,610	1,995	3,014
Prepaid and other assets	4,038	4,072	1,268	511	338
Deferred offering costs (net of accumulated amortization)	—	—	680	1,107	2,388
Deferred financing costs (net of accumulated amortization)	4,857	6,163	3,840	4,883	2,426
Total assets	$1,147,430	$1,119,062	$1,033,568	$893,412	$506,224
Liabilities and net assets:
Accounts payable and other liabilities	$2,456	$1,459	$1,164	$610	$238
Payable for unsettled trades	—	—	932	—	6,249
Stockholders distributions payable	4,676	4,772	4,354	3,717	1,760
Base management fees payable	5,854	5,682	5,054	4,521	2,080
Due to affiliates	57	59	184	1,202	2,450
Directors’ fees payable	21	17	12	14	8
Payable for securities purchased	—	29,284	11,035	11,696	50,512
Credit facilities payable	509,000	430,000	413,000	380,000	182,864
Total liabilities	522,064	471,273	435,735	401,760	246,161
Total net assets	625,366	647,789	597,833	491,652	260,063
Total liabilities and net assets	$1,147,430	$1,119,062	$1,033,568	$893,412	$506,224

Other data:
Weighted average effective yield on LMM debt (1)	12.3%	12.2%	12.4%	11.0%	11.3%
Number of LMM debt investments	37	28	29	19	11
Weighted average effective yield on Middle Market debt (1)	9.8%	9.1%	8.8%	8.3%	8.0%
Number of Middle Market debt investments	45	59	75	83	77
Weighted average effective yield on Private Loan debt (1)	10.3%	9.1%	9.2%	8.5%	9.7%
Number of Private Loan debt investments	50	38	29	20	11
Weighted average effective yield on total portfolio (1)	9.5%	8.9%	8.9%	8.3%	8.1%
Number of LMM equity investments	39	29	28	17	9
Number of Middle Market equity investments	6	4	5	—	—
Number of Private Loan equity investments (2)	17	11	9	5	—
Number of Other Portfolio investments	8	7	3	3	1
Expense ratios (as percentage of average net assets):
Total expenses	8.17%	7.14%	7.12%	7.23%	5.62%
Operating expenses excluding interest expense	4.31%	4.23%	4.25%	4.44%	3.29%

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

As of December 31, 2018, we had investments in 45 Middle Market debt investments, 50 Private Loan debt investments, 37 LMM debt investments, 39 LMM equity investments, 17 Private Loan equity investments, six Middle Market equity investments and eight Other Portfolio investments with an aggregate fair value of approximately $1,106.6 million, a cost basis of approximately $1,121.7 million, and a weighted average effective annual yield of approximately 9.5%. The weighted average annual yield was calculated using the effective interest rates for all investments at December 31, 2018, including accretion of original issue discount and amortization of the premium to par value, the amortization of fees received in connection with transactions, and assumes zero yield for investments on non-accrual status. As of December 31, 2018, approximately 76.5% and 8.4% of our total portfolio investments (at fair value) were secured by first priority liens and second priority liens on portfolio company assets, respectively, with the remainder in unsecured debt investments and equity investments.

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

The changes in realized gains and losses and unrealized appreciation or (depreciation) could have a material impact on our operating results.

Investment Income

We have generated, and plan to continue to generate, investment income primarily in the form of interest on the debt securities that we hold, dividends and other distributions with respect to any equity interests that we hold and capital gains, if any, on our investments. In addition, we may generate revenue in the form of commitment, origination, structuring or diligence fees, monitoring fees, and possibly consulting fees and performance-based fees. All such fees will be generated in connection with our investments and recognized as earned or as additional yield over the life of the debt investment. To date our investment income has been interest income on debt investments, accretion of original issue discounts, dividend income, amortization of premiums and fees received from transactions, net realized gain (loss) on investments and net change in unrealized appreciation (depreciation) on investments.

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

We bear all other expenses of our operations and transactions, including fees and expenses relating to:

•	corporate and organizational expenses relating to offerings of our common stock, subject to certain limitations;

•	the cost of calculating our NAV, including the cost of any third-party valuation services;

•	the cost of effecting sales and repurchases of shares of our common stock and other securities;

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

Base Management Fee and Incentive Fee Waiver Agreements and Administrative Services Expense Reimbursement Waiver Agreements

From time to time, our Advisers may waive certain fees and expense reimbursements accrued under the Investment Advisory Agreement and the Sub-Advisory Agreement, as applicable. Under certain circumstances, we may reimburse such waived fees and expenses within three years from the date of each respective fee reimbursement waiver. See Note 11 — Related Party Transactions and Arrangements — Advisory Agreements and Conditional Fee Waiver and — Administration to our consolidated financial statements included elsewhere in this Form 10-K for additional information on our fee and expense reimbursement waivers.

CRITICAL ACCOUNTING POLICIES

Basis of Presentation and Consolidation

Our consolidated financial statements have been prepared in accordance with the instructions to Form 10-K and accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of our wholly owned consolidated subsidiaries: HMS Funding, HMS Equity Holding, HMS Equity Holding II, HMS California Holdings LP and HMS California Holdings GP LLC. All intercompany accounts and transactions have been eliminated in consolidation. Under Topic 946, Financial Services - Investment Companies, of the Accounting Standards Codification, as amended (the “ASC”), of the Financial Accounting Standards Board (“FASB”), we are precluded from consolidating portfolio company investments, including those in which we have a controlling interest, unless the portfolio company is a wholly owned investment company. An exception to this general principle occurs if we own a controlled operating company whose purpose is to provide services to us such as an investment adviser or transfer agent. None of our investments qualify for this exception. Therefore, our portfolio company investments, including those in which we have a controlling interest, are carried on the Consolidated Balance Sheet at fair value with changes to fair value recognized as “Net Change in Unrealized Appreciation (Depreciation) on Investments” on the Consolidated Statements of Operations until the investment is realized, usually upon exit, resulting in any gain or loss on exit being recognized as a realized gain or loss. However, in the event that any controlled subsidiary exceeds the tests of significance set forth in Rules 3-09 or 4-08(g) of Regulation S-X, we will include required financial information for such subsidiary in the notes or as an attachment to our consolidated financial statements.

Investment Classification

We classify our investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, (a) “Control” investments are defined as investments in companies in which the Company owns more than 25% of the voting securities or has rights to nominate greater than 50% of the directors or managers of the entity, (b) “Affiliate” investments are defined as investments in which between 5% and 25% of the voting securities are owned, or an investment in an investment company’s investment adviser, and the investments are not classified as Control investments and (c) “Non-Control/Non-Affiliate” investments are defined as investments that are neither Control investments nor Affiliate investments.

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

Our portfolio strategy is to invest primarily in illiquid debt and equity securities issued by private, LMM companies and debt securities issued by Middle Market companies that are generally larger in size than the LMM companies. We categorize some of our investments in LMM companies and Middle Market companies as Private Loan portfolio investments. Private Loan investments, often referred to in the debt markets as “club deals,” are investments, generally in debt instruments, that we originate on a collaborative basis with other investment funds or lenders. Private Loan investments are typically similar in size, structure, terms and conditions to the investments we hold in our LMM portfolio and Middle Market portfolio. Our portfolio also includes Other Portfolio investments, primarily consisting of our investment in HMS-ORIX and investments managed by third parties, which differ from the typical profiles for our LMM portfolio investments, Middle Market portfolio investments or Private Loan portfolio investments. Our portfolio investments may be subject to restrictions on resale. See “Item 1A. Risk Factors — Risks Related to Our Investments — The lack of liquidity in our investments may adversely affect our business.”

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

Pursuant to our internal valuation process and the requirements under the 1940 Act, we perform valuation procedures on our unquoted investments in LMM portfolio companies and certain Private Loan portfolio companies (the “Internally Valued Investments”) at least once a quarter. Among other things, we generally consult with a nationally recognized independent valuation firm on the Internally Valued Investments at least once in every calendar year, and for new Internally Valued Investments, at least once in the twelve-month period subsequent to the initial investment. In certain instances, we may determine that it is not cost-effective, and as a result is not in our stockholders’ best interest, to consult with the nationally recognized independent valuation firm on our investments in one or more of these Internally Valued Investments. Such instances include situations where the fair value of our investment is determined to be insignificant relative to the total investment portfolio. For the year ended December 31, 2018, we consulted with our independent valuation firm in arriving at our determination of fair value on our investments in 27 of the 30 LMM portfolio companies and in 23 of the 48 Private Loan portfolio companies. For the year ended December 31, 2017, we consulted with our independent valuation firm in arriving at our determination of fair value on our investments in 22 of the 25 LMM portfolio companies and in 19 of the 38 Private Loan portfolio companies.

Due to the inherent uncertainty in the valuation process, our estimate of fair value may differ materially from the values that would have been used had an active market for the securities existed. In addition, changes in the market environment, portfolio company performance and other events that may occur over the lives of the investments may cause the gains or losses ultimately realized on these investments to be materially different than the valuations currently assigned. We estimate the fair value of each individual investment and record changes in fair value as “Net Change in Unrealized Appreciation (Depreciation) on Investments” on the Consolidated Statements of Operations.

Investment Income

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

As of December 31, 2018, we had six debt investments in four portfolio companies that were more than 90 days past due, including five debt investments in three portfolio companies which were on non-accrual status. Each of the debt investments on non-accrual status were in default due to failure to pay required principal or interest payments when contractually due. Our Advisers are currently working with the borrowers to maximize recovery of the amounts borrowed. As of December 31, 2018, these five investments on non-accrual status comprised approximately 0.4% of the total investment portfolio at fair value and 0.6% of the total investment portfolio at cost. Each of these portfolio companies experienced a significant decline in credit quality after we acquired our investments, raising doubt regarding our ability to collect the principal and interest contractually due. Given the credit deterioration, we ceased accruing interest income on the non-accrual debt investments and wrote off any previously accrued interest deemed uncollectable. There was no allowance recorded for the year ended December 31, 2018. As of December 31, 2018, we were not aware of any other material changes to the creditworthiness of the borrowers underlying our debt investments. For those investments in which S&P credit ratings are available, approximately 31.7% of the portfolio, the portfolio had a weighted average effective credit rating of B as of December 31, 2018.

As of December 31, 2017, we had four debt investments in three portfolio companies that were more than 90 days past due, all of which were on non-accrual status. One of the three portfolio companies on non-accrual status was in default due to failure to pay its outstanding principal balance of $2.9 million due upon maturity of its two loans, while the other two portfolio companies on non-accrual status were in default due to failure to pay required interest payments. As of December 31, 2017, these four investments on non-accrual status comprised approximately 0.2% of the total investment portfolio at fair value and 0.9% of the total investment portfolio at cost. Each of these portfolio companies experienced a significant decline in credit quality after we acquired our investments, raising doubt regarding our ability to collect the principal and interest contractually due. Given the credit deterioration, we ceased accruing interest income on the non-accrual debt investments and wrote off any previously accrued interest deemed uncollectable. There was no allowance recorded for the year ended December 31, 2017. As of December 31, 2017, we were not aware of any other material changes to the creditworthiness of the borrowers underlying our debt investments. For those investments in which S&P credit ratings are available, approximately 32.4% of the portfolio, the portfolio had a weighted average effective credit rating of B as of December 31, 2017.

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

At December 31, 2018 and 2017, we held 24 and 19, respectively, of investments that contained a PIK provision. As discussed above, four of the 24 investments with PIK provisions as of December 31, 2018 and three of the 19 investments with PIK provisions as of December 31, 2017 were on non-accrual status, and no PIK interest was recorded on these investments during the years ended December 31, 2018 and 2017. For the years ended December 31, 2018, 2017 and 2016, we recognized approximately $1.9 million, $1.3 million and $469,000, respectively, of PIK interest. We stop accruing PIK interest and write off any accrued and uncollected interest in arrears when we determine that such PIK interest in arrears is no longer collectible.

We may periodically provide services, including structuring and advisory services, to our portfolio companies or other third parties. The income from such services is non-recurring. For services that are separately identifiable and evidence exists to substantiate fair value, income is recognized as earned, which is generally when the investment or other applicable transaction closes. For the years ended December 31, 2018, 2017 and 2016, we recognized $2.1 million, $2.4 million and $1.3 million, respectively, of non-recurring fee income received from our portfolio companies or other third parties, which accounted for approximately 1.8%, 2.3% and 1.5%, respectively, of our total investment income during such periods. Fees received in connection with debt financing transactions for services that do not meet these criteria are treated as debt origination fees and are deferred and accreted into interest income over the life of the financing.

A presentation of the investment income we received from our investment portfolio in each of the periods presented (dollars in thousands) is as follows:

	Year Ended December 31,
	2018	2017	2016

Investment Income:
Interest Income	$101,772	$95,680	$82,423
Fee Income	2,059	2,374	1,260
Dividend Income	7,587	3,614	2,133
Total Investment Income	$111,418	$101,668	$85,816

Unearned Income – Original Issue Discount / Premium to Par Value

We generally purchase our debt investments for an amount different than their respective principal values. For purchases at less than par value, a discount is recorded at acquisition, which is accreted into interest income based on the effective interest method over the life of the debt investment. For purchases at greater than par value, a premium is recorded at acquisition, which is amortized as a reduction to interest income based on the effective interest method over the life of the investment. Upon repayment, any unamortized discount or premium is also recognized into interest income. For the years ended December 31, 2018, 2017 and 2016, we accreted a net of approximately $9.8 million, $13.1 million and $8.4 million, respectively, into interest income.

Net Realized Gain(Loss) on Investments and Net Change in Unrealized Appreciation (Depreciation) on Investments

Generally, net realized gains or losses are measured by the difference between the net proceeds from the sale of an investment and the amortized cost, without regard to unrealized appreciation or depreciation previously recognized, and includes investments written-off during the period net of recoveries and realized gains or losses from in-kind redemptions. Net change in unrealized appreciation or depreciation on investments reflects the net change in the fair value of the investment portfolio and the reclassification of any prior period unrealized appreciation (depreciation) on exited investments to realized gains or losses.

Offering Costs

In accordance with the Investment Advisory Agreement and the Sub-Advisory Agreement, we reimburse our Advisers for any offering costs that are paid on our behalf, which consist of, among other things, actual legal, accounting, bona fide out-of-pocket itemized and detailed due diligence costs, printing, filing fees, transfer agent costs, postage, escrow fees, data processing fees, advertising and sales literature and other offering costs. We expect to reimburse the Advisers for such costs incurred on our behalf on a monthly basis, up to a maximum aggregate amount of 1.5% of the gross stock offering proceeds, including proceeds from the issuance of stock from our distribution reinvestment plan. The Advisers are responsible for the payment of offering costs to the extent they exceed 1.5% of the aggregate gross stock offering proceeds.

Effective January 1, 2016 through the closing of the Offering to new investors, offering costs were capitalized as incurred by us as we became obligated to reimburse our Advisers for such costs and subsequently amortized to expense over a 12-month period to more closely track applicable guidance. Deferred offering costs were fully amortized to expense upon the closing of the Offering to new investors and are currently expensed as incurred by us as we become obligated to reimburse our Advisers for such costs.

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

In December 2017, the “Tax Cuts and Jobs Act” legislation was enacted. The Tax Cuts and Jobs Act included significant changes to the U.S. corporate tax system, including a U.S. federal corporate income tax rate reduction from 35% to 21% and other changes. ASC 740, Income Taxes, requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation was enacted. As such, we accounted for the tax effects as a result of the enactment of the Tax Cuts and Jobs Act as of December 31, 2017.

Uncertainty in Income Taxes

We evaluate our tax positions in accordance with ASC Topic 740, Income Taxes, to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense (benefit) in our Consolidated Statements of Operations.

PORTFOLIO INVESTMENT COMPOSITION

Our Middle Market portfolio investments primarily consist of direct or secondary purchases of interest-bearing debt securities in companies that are generally larger in size than the LMM companies included in our LMM portfolio. While our Middle Market debt investments are generally secured by a first priority lien, 15.6% of the fair value of our Middle Market portfolio is secured by second priority liens.

As of December 31, 2018, our LMM portfolio consists of debt investments secured by a first priority lien (62.1% of the total fair value of the LMM portfolio) on the assets of the portfolio companies and equity investments (37.9% of the total fair value of the LMM portfolio) in privately held LMM companies. The LMM debt investments generally mature between five and seven years from the original investment date. The LMM equity investments represent an equity position or the right to acquire an equity position through warrants.

As of December 31, 2018, our Private Loan portfolio primarily consists of debt investments secured by first and second priority liens (87.1% and 6.3% of the total fair value of the Private Loan portfolio, respectively) on the assets of the portfolio companies, unsecured debt investments (2.5% of the total fair value of the Private Loan portfolio) and equity investments (4.1% of the total fair value of the Private Loan portfolio) in 12 Private Loan companies. The Private Loan debt investments typically have stated terms between three and seven years from the original investment date. The Private Loan equity investments represent an equity position or the right to acquire an equity position through warrants.

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

During the year ended December 31, 2018, we funded investment purchases of approximately $585.0 million. We also received proceeds from sales and repayments of existing portfolio investments of approximately $494.7 million including $239.2 million in sales. Additionally, we had one investment under contract to sell as of December 31, 2018, for approximately $918,000, which represented the contract sales price. The combined result of these transactions increased our portfolio, on a cost basis, by approximately $57.4 million, or 5.4%, and the number of portfolio investments increased by 26, or 14.8%, compared to the portfolio as of December 31, 2017. As of December 31, 2018, the largest investment in an individual portfolio company represented approximately 2.4% of our portfolio’s fair value with the remaining investments in any individual portfolio company ranging from 0.0% to 2.2%. The average single investment in our portfolio is approximately $5.5 million or 0.5% of the total portfolio. As a result of these transactions, our portfolio has become increasingly broadened across individual portfolio investments, geographic regions, and industries. Further, our total portfolio’s investment composition (excluding our Other Portfolio investments) at fair value is comprised of 80.3% first lien debt securities and 8.9% second lien debt securities, with the remainder in unsecured debt investments and equity investments. First lien debt securities have priority over subordinated debt owed by the issuer with respect to the collateral pledged as security for the loan. Due to the relative priority of payment of first lien investments, these generally have lower yields than lower priority, less secured investments.

During the year ended December 31, 2017, we funded investment purchases of approximately $551.8 million and had three investments under contract to purchase as of December 31, 2017 for approximately $29.3 million, which settled after December 31, 2017. We also received proceeds from sales and repayments of existing portfolio investments of approximately $525.0 million including $97.4 million in sales. Additionally, we had two investments under contract to sell as of December 31, 2017, for approximately $5.0 million, which represented the contract sales price. The combined result of these transactions increased our portfolio, on a cost basis, by approximately $61.9 million, or 6.2%, and the number of portfolio investments decreased by two, or 1.1%, compared to the portfolio as of December 31, 2016. As of December 31, 2017, the largest investment in an individual portfolio company represented approximately 2.9% of our portfolio’s fair value with the remaining investments in any individual portfolio company ranging from 0.0% to 1.8%. The average single investment in our portfolio as of December 31, 2017 was approximately $6.0 million or 0.6% of the total portfolio. Further, our total portfolio’s investment composition (excluding our Other Portfolio investments) at fair value as of December 31, 2017 was comprised of 83.0% first lien debt securities and 9.8% second lien debt securities, with the remainder in unsecured debt investments and equity investments.

During the year ended December 31, 2016, we funded investment purchases of approximately $464.9 million and had three investments under contract to purchase as of December 31, 2016 for approximately $11.0 million, which settled after December 31, 2016. We also received proceeds from sales and repayments of existing portfolio investments of approximately $349.6 million including $106.6 million in sales. Additionally, we had two investments under contract to sell as of December 31, 2016, for approximately $7.6 million, which represented the contract sales price. The combined result of which increased our portfolio, on a cost basis, by approximately $97.7 million, or 10.8%, and the number of portfolio investments by 31, or 21.1%, compared to the portfolio as of December 31, 2015. As of December 31, 2016, the largest investment in an individual portfolio company represented approximately 1.8% of our portfolio’s fair value with the remaining investments in an individual portfolio company ranging from 0.0% to 1.6%. The average single investment in our portfolio as of December 31, 2016 was approximately $5.6 million or 0.6% of the total portfolio. Further, our total portfolio’s investment composition (excluding our Other Portfolio investments) at fair value as of December 31, 2016 was comprised of 81.5% first lien debt securities and 11.8% second lien debt securities, with the remainder in unsecured debt investments and equity investments.

As of December 31, 2018 and 2017, the weighted average portfolio asset quality rating of our LMM investments was approximately 2.5 and 2.7, respectively. See “Portfolio Asset Quality” below for a description of the system used to rate our investments. Lastly, from December 31, 2017 to December 31, 2018, the overall weighted average effective yield on our investment portfolio has increased from 8.9% to 9.5%.

Summaries of the composition of our total investment portfolio at cost and fair value are shown in the following tables (this information excludes Other Portfolio investments):

	December 31, 2018				December 31, 2017
Cost:	LMM	Private Loan	Middle Market	Total	LMM	Private Loan	Middle Market	Total
First Lien Secured Debt	70.4%	87.3%	81.8%	82.0%	69.8%	92.5%	83.1%	84.3%
Second Lien Secured Debt	—	6.2	15.8	9.2	—	1.5	16.2	9.6
Unsecured Debt	—	2.6	0.2	1.1	—	3.3	0.1	1.1
Equity (1)	28.9	3.7	2.2	7.5	29.2	2.5	0.6	4.8
Equity Warrants	0.7	0.2	—	0.2	1.0	0.2	—	0.2
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
(1) Includes our investment in HMS-ORIX.

	December 31, 2018				December 31, 2017
Fair Value:	LMM	Private Loan	Middle Market	Total	LMM	Private Loan	Middle Market	Total
First Lien Secured Debt	62.1%	87.1%	82.9%	80.3%	64.7%	92.4%	82.1%	83.0%
Second Lien Secured Debt	—	6.3	15.6	8.9	—	1.5	17.0	9.8
Unsecured Debt	—	2.5	0.2	1.1	—	3.4	0.1	1.1
Equity (1)	37.4	3.9	1.3	9.5	34.3	2.5	0.8	5.9
Equity Warrants	0.5	0.2	—	0.2	1.0	0.2	—	0.2
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
(1) Includes our investment in HMS-ORIX.

See Note 3 — Fair Value Hierarchy for Investments — Portfolio Investment Composition to the financial statements included elsewhere in this Form 10-K for summaries of the composition of our investments by geographic region and by industry.

Investment in HMS-ORIX

We co-invest in broadly-syndicated loans with Orix through our investment in HMS-ORIX, which is organized as a Delaware limited liability company. Pursuant to the terms of the limited liability company agreement and through representation on the HMS-ORIX Board of Managers, we and Orix each have 50% voting control of HMS-ORIX and together will agree on all portfolio and investment decisions as well as all other significant actions for HMS-ORIX. We do not have sole control of significant actions of HMS-ORIX, and, accordingly, we do not consolidate the operations of HMS-ORIX within the consolidated financial statements. As of December 31, 2018, we and Orix have committed to provide, and have funded, an aggregate of $50.0 million of equity to HMS-ORIX, with us providing $30.0 million (60% of the equity) and Orix providing $20.0 million (40% of the equity).

As of December 31, 2018 and 2017, HMS-ORIX had total assets of $162.5 million and $142.9 million, respectively, and HMS-ORIX’s portfolio consisted of 107 and 74 broadly-syndicated loans, respectively, all of which were secured by first-priority liens, generally in industries similar to those in which we may directly invest. As of December 31, 2018, there were no loans in HMS-ORIX’s portfolio that were on non-accrual status.

On April 5, 2017, HMS-ORIX closed on a $100.0 million credit facility with Bank of America, N.A. (the “Initial HMS-ORIX Credit Facility”). The Initial HMS-ORIX Credit Facility had a maturity date of April 5, 2020 and borrowings under the facility accrued interest at a rate equal to LIBOR plus 1.65% per annum. As of December 31, 2017, $86.5 million of advances were outstanding under the Initial HMS-ORIX Credit Facility.

On November 20, 2018, HMS-ORIX closed on a $170.0 million credit facility with Citibank, N.A. (the “Refinanced HMS-ORIX Credit Facility”). The proceeds from the Refinanced HMS-ORIX Credit Facility were used to pay off the outstanding balance on the Initial HMS-ORIX Credit Facility, which was subsequently terminated. The reinvestment period for the Refinanced HMS-ORIX Credit Facility is scheduled to expire on September 6, 2019 and the maturity date is nine months after expiration of the reinvestment period (unless terminated earlier pursuant to the terms of the Refinanced HMS-ORIX Credit Facility). Borrowings under the Refinanced HMS-ORIX Credit Facility bear interest at a rate equal to the three-month LIBOR plus 1.15%. As of December 31, 2018, $98.8 million of advances were outstanding under the Refinanced HMS-ORIX Credit Facility. Borrowings under the Refinanced HMS-ORIX Credit Facility are secured by substantially all of the assets of HMS-ORIX. If we were to include our pro-rata share of the borrowings under the HMS-ORIX credit facility as leverage on our balance sheet as of December 31, 2018, our asset coverage ratio as of such date would have been 210.0%.

The following table presents a summary of HMS-ORIX’s portfolio as of December 31, 2018 and 2017 (dollars in thousands):

	As of December 31, 2018	As of December 31, 2017

Total debt investments (1)	$165,025	$138,908
Weighted average effective yield on loans(2)	5.82%	4.95%
Largest loan to a single borrower(1)	$3,461	$3,496
Total of 10 largest loans to borrowers(1)	$30,430	$30,790
(1) At principal amount.
(2) Weighted average effective annual yield is calculated based on the investments at the end of each period and includes accretion of original issue discounts and amortization of premiums, and the amortization of fees received in connection with transactions.

The following table presents a listing of HMS-ORIX’s individual loans as of December 31, 2018:

HMS-ORIX
Loan Portfolio
As of December 31, 2018
(dollars in thousands)
Portfolio Company	Industry	Type of Investment	Principal	Cost	Fair Value

Acrisure, LLC	Insurance	LIBOR (2 months) + 4.25%, Current Coupon 6.77%, Secured Debt (Maturity - November 22, 2023)	$2,492	$2,487	$2,422
Advantage Sales & Marketing Inc.	Commercial Services and Supplies	LIBOR (1 month) + 3.25%, Current Coupon 5.77%, Secured Debt (Maturity - July 23, 2021)	1,970	1,913	1,752
Air Medical Group Holdings, Inc.	Health Care Providers and Services	LIBOR (1 month) + 3.25%, Current Coupon 5.68%, Secured Debt (Maturity - April 28, 2022)	1,970	1,960	1,847
AlixPartners, LLP	Professional Services	LIBOR (3 months) + 2.75%, Current Coupon 5.27%, Secured Debt (Maturity - April 4, 2024)	992	992	956
American Seafoods Group LLC	Food Products	LIBOR (1 month) + 2.75%, Current Coupon 5.28%, Secured Debt (Maturity - August 21, 2023)	1,435	1,428	1,382
Ancestry.com Operations Inc.	Internet Software and Services	LIBOR (1 month) + 3.25%, Current Coupon 5.78%, Secured Debt (Maturity - October 19, 2023)	1,293	1,306	1,240
Arch Coal, Inc.	Metals and Mining	LIBOR (1 month) + 2.75%, Current Coupon 5.27%, Secured Debt (Maturity - March 7, 2024)	1,965	1,972	1,916
Asurion, LLC	Insurance	LIBOR (1 month) + 3.00%, Current Coupon 5.52%, Secured Debt (Maturity - November 3, 2023)	1,261	1,261	1,212
		LIBOR (1 month) + 3.00%, Current Coupon 5.52%, Secured Debt (Maturity - November 4, 2024)	323	322	310
			1,584	1,583	1,522
Atkore International, Inc.	Electric Equipment, Instruments and Components	LIBOR (1 month) + 3.00%, Current Coupon 4.97%, Secured Debt (Maturity - December 22, 2023)	2,948	2,967	2,864
Barracuda Networks	Internet Software and Services	LIBOR (1 month) + 3.25%, Current Coupon 5.72%, Secured Debt (Maturity - February 12, 2025)	1,000	974	956
Bass Pro Group, LLC	Specialty Retail	LIBOR (3 months) + 4.25%, Current Coupon 6.55%, Secured Debt (Maturity - September 25, 2024)	1,975	1,929	1,898
Bausch Health Companies Inc.	Health Care Equipment and Supplies	LIBOR (1 month) + 3.00%, Current Coupon 5.38%, Secured Debt (Maturity - June 2, 2025)	1,402	1,408	1,342
BCP Renaissance Parent L.L.C.	Oil, Gas and Consumable Fuels	LIBOR (3 months) + 3.50%, Current Coupon 6.03%, Secured Debt (Maturity - October 31, 2024)	597	599	583
Boxer Parent Company, Inc.	Software	LIBOR (3 months) + 4.25%, Current Coupon 7.05%, Secured Debt (Maturity - October 2, 2025)	2,800	2,772	2,708
Boyd Gaming Corporation	Hotels, Restaurants and Leisure	LIBOR (1 week) + 2.25%, Current Coupon 4.66%, Secured Debt (Maturity - September 15, 2023)	1,250	1,208	1,208
Builders FirstSource, Inc.	Building Products	LIBOR (1 month) + 3.00%, Current Coupon 5.80%, Secured Debt (Maturity - February 29, 2024)	2,947	2,943	2,774
Caesars Resort Collection, LLC	Hotels, Restaurants and Leisure	LIBOR (1 month) + 2.75%, Current Coupon 5.27%, Secured Debt (Maturity - December 23, 2024)	1,247	1,210	1,201
Calpine Corporation	Independent Power and Renewable Electricity Provider	LIBOR (3 months) + 2.50%, Current Coupon 5.31%, Secured Debt (Maturity - January 15, 2023)	1,970	1,977	1,881

HMS-ORIX
Loan Portfolio
As of December 31, 2018
(dollars in thousands)
Portfolio Company	Industry	Type of Investment	Principal	Cost	Fair Value

CareerBuilder	Internet Software and Services	LIBOR (3 months) + 6.75%, Current Coupon 9.14%, Secured Debt (Maturity - July 31, 2023)	$1,500	$1,500	$1,493
CDS U.S. Intermediate Holdings, Inc.	Hotels, Restaurants and Leisure	LIBOR (1 month) + 3.75%, Current Coupon 6.27%, Secured Debt (Maturity - July 8, 2022)	973	974	914
CenturyLink, Inc.	Diversified Telecommunication Services	LIBOR (1 month) + 2.75%, Current Coupon 5.27%, Secured Debt (Maturity - January 31, 2025)	997	943	934
Citgo Petroleum Corporation	Oil, Gas and Consumable Fuels	LIBOR (3 months) + 3.50%, Current Coupon 5.90%, Secured Debt (Maturity - July 29, 2021)	695	689	682
ClubCorp Holdings, Inc.	Real Estate Management and Development	LIBOR (3 months) + 2.75%, Current Coupon 5.55%, Secured Debt (Maturity - September 18, 2024)	1,959	1,949	1,852
CPI International, Inc.	Aerospace and Defense	LIBOR (1 month) + 3.50%, Current Coupon 6.01%, Secured Debt (Maturity - July 26, 2024)	1,975	1,975	1,919
Creative Artists Agency LLC	Entertainment	LIBOR (1 month) + 3.00%, Current Coupon 5.47%, Secured Debt (Maturity - February 15, 2024)	997	983	966
Cyxtera DC Holdings, Inc.	Technology Hardware, Storage and Peripherals	LIBOR (3 months) + 3.00%, Current Coupon 5.38%, Secured Debt (Maturity - May 1, 2024)	2,955	2,966	2,840
Deerfield Holdings Corporation	Diversified Financial Services	LIBOR (1 month) + 3.25%, Current Coupon 5.77%, Secured Debt (Maturity - February 13, 2025)	2,978	2,974	2,827
Diamond Resorts International, Inc.	Hotels, Restaurants and Leisure	LIBOR (1 month) + 3.75%, Current Coupon 6.07%, Secured Debt (Maturity - September 1, 2023)	2,130	2,159	1,992
EFS Cogen Holdings I LLC	Electric Utilities	LIBOR (1 month) + 3.25%, Current Coupon 5.77%, Secured Debt (Maturity - June 28, 2023)	1,816	1,830	1,781
Eldorado Resorts, Inc.	Hotels, Restaurants and Leisure	LIBOR (1 month) + 2.25%, Current Coupon 4.75%, Secured Debt (Maturity - April 17, 2024)	1,000	968	960
Encapsys LLC	Chemicals	LIBOR (1 month) + 3.25%, Current Coupon 5.77%, Secured Debt (Maturity - November 7, 2024)	993	994	970
Endo Luxembourg Finance Company I S.a.r.l.	Pharmaceuticals	LIBOR (1 month) + 4.25%, Current Coupon 6.81%, Secured Debt (Maturity - April 29, 2024)	1,970	1,989	1,862
Everi Payments Inc.	Leisure Products	LIBOR (3 months) + 3.00%, Current Coupon 5.52%, Secured Debt (Maturity - May 9, 2024)	1,970	1,963	1,917
Exgen Renewables IV, LLC	Independent Power and Renewable Electricity Provider	LIBOR (3 months) + 3.00%, Current Coupon 5.71%, Secured Debt (Maturity - November 29, 2024)	294	293	281
Financial & Risk US Holdings, Inc.	Software	LIBOR (1 month) + 3.75%, Current Coupon 6.27%, Secured Debt (Maturity - October 1, 2025)	1,425	1,424	1,363
First American Payment Systems, L.P.	Diversified Financial Services	LIBOR (1 month) + 4.75%, Current Coupon 7.29%, Secured Debt (Maturity - January 5, 2024)	889	900	885
Fitness International, LLC	Hotels, Restaurants and Leisure	LIBOR (1 month) + 3.25%, Current Coupon 5.77%, Secured Debt (Maturity - April 18, 2025)	2,039	2,050	1,963
Flex Acquisition Company Inc	Containers and Packaging	LIBOR (3 months) + 3.00%, Current Coupon 5.35%, Secured Debt (Maturity - December 29, 2023)	1,975	1,985	1,869
Flexera Software LLC	Software	LIBOR (1 month) + 3.25%, Current Coupon 5.78%, Secured Debt (Maturity - February 26, 2025)	1,518	1,514	1,468

HMS-ORIX
Loan Portfolio
As of December 31, 2018
(dollars in thousands)
Portfolio Company	Industry	Type of Investment	Principal	Cost	Fair Value

Gardner Denver, Inc.	Machinery	LIBOR (1 month) + 2.75%, Current Coupon 5.27%, Secured Debt (Maturity - July 30, 2024)	$2,316	$2,309	$2,242
Golden Nugget, Inc.	Hotels, Restaurants and Leisure	LIBOR (1 month) + 2.75%, Current Coupon 5.19%, Secured Debt (Maturity - October 4, 2023)	1,875	1,875	1,811
GrafTech Finance Inc.	Metals and Mining	LIBOR (1 month) + 3.50%, Current Coupon 6.02%, Secured Debt (Maturity - February 12, 2025)	1,950	1,931	1,850
Gray Television, Inc.	Broadcast Radio and Television	LIBOR (3 months) + 2.50%, Current Coupon 4.90%, Secured Debt (Maturity - January 2, 2026)	286	281	277
Greatbatch Ltd.	Pharmaceuticals	LIBOR (1 month) + 3.00%, Current Coupon 5.39%, Secured Debt (Maturity - October 27, 2022)	2,000	2,012	1,956
GYP Holdings III Corp.	Trading Companies and Distributors	LIBOR (1 month) + 2.75%, Current Coupon 5.27%, Secured Debt (Maturity - June 2, 2025)	3,448	3,473	3,261
Harbor Freight Tools USA, Inc.	Specialty Retail	LIBOR (1 month) + 2.50%, Current Coupon 5.02%, Secured Debt (Maturity - August 18, 2023)	1,944	1,951	1,841
HD Supply Waterworks, Ltd.	Trading Companies and Distributors	LIBOR (6 months) + 3.00%, Current Coupon 5.71%, Secured Debt (Maturity - August 1, 2024)	139	138	134
Horizon Pharma, Inc.	Pharmaceuticals	LIBOR (1 month) + 3.00%, Current Coupon 5.56%, Secured Debt (Maturity - March 29, 2024)	1,925	1,944	1,841
Hyland Software, Inc.	Software	LIBOR (1 month) + 3.50%, Current Coupon 6.02%, Secured Debt (Maturity - July 1, 2024)	499	485	486
IG Investments Holdings, LLC	Professional Services	LIBOR (1 month) + 3.50%, Current Coupon 6.02%, Secured Debt (Maturity - May 23, 2025)	1,975	1,987	1,929
Infiltrator Water Technologies, LLC	Specialty Retail	LIBOR (3 months) + 3.00%, Current Coupon 5.39%, Secured Debt (Maturity - May 27, 2022)	1,394	1,372	1,354
Invenergy, LLC	Renewable Energy Provider	LIBOR (1 month) + 3.50%, Current Coupon 5.84%, Secured Debt (Maturity - August 28, 2025)	1,946	1,941	1,932
IRB Holding Corp.	Food Products	LIBOR (1 month) + 3.25%, Current Coupon 5.68%, Secured Debt (Maturity - February 5, 2025)	397	397	380
Ivanti Software, Inc.	Software	LIBOR (1 month) + 4.25%, Current Coupon 6.60%, Secured Debt (Maturity - January 22, 2024)	983	989	959
KBR, Inc.	Aerospace and Defense	LIBOR (1 month) + 3.75%, Current Coupon 6.27%, Secured Debt (Maturity - April 25, 2025)	1,992	1,984	1,962
Kingpin Intermediate Holdings LLC	Diversified Consumer Services	LIBOR (1 month) + 3.50%, Current Coupon 6.02%, Secured Debt (Maturity - July 3, 2024)	998	988	971
KUEHG Corp.	Diversified Consumer Services	LIBOR (1 month) + 3.75%, Current Coupon 6.55%, Secured Debt (Maturity - February 21, 2025)	2,457	2,465	2,368
Learfield Communications LLC	Media	LIBOR (1 month) + 3.25%, Current Coupon 5.78%, Secured Debt (Maturity - December 1, 2023)	1,970	1,989	1,923
MA FinanceCo., LLC	Software	LIBOR (1 month) + 2.50%, Current Coupon 5.02%, Secured Debt (Maturity - June 21, 2024)	384	385	358
Mallinckrodt International Finance S.A.	Pharmaceuticals	LIBOR (6 months) + 3.00%, Current Coupon 5.62%, Secured Debt (Maturity - February 24, 2025)	993	991	921

HMS-ORIX
Loan Portfolio
As of December 31, 2018
(dollars in thousands)
Portfolio Company	Industry	Type of Investment	Principal	Cost	Fair Value

Match Group, Inc.	Media	LIBOR (2 months) + 2.50%, Current Coupon 5.09%, Secured Debt (Maturity - November 16, 2022)	$2,000	$1,998	$1,990
McAfee, LLC	Software	LIBOR (3 months) + 3.75%, Current Coupon 6.10%, Secured Debt (Maturity - September 30, 2024)	948	933	925
McDermott International, Inc.	Construction and Engineering	LIBOR (1 month) + 5.00%, Current Coupon 7.52%, Secured Debt (Maturity - May 12, 2025)	993	973	929
Metro-Goldwyn-Mayer Inc.	Media	LIBOR (1 month) + 2.50%, Current Coupon 5.03%, Secured Debt (Maturity - July 3, 2025)	998	970	964
Michaels Stores, Inc.	Specialty Retail	LIBOR (1 month) + 2.50%, Current Coupon 4.97%, Secured Debt (Maturity - January 30, 2023)	1,000	973	960
Micro Holding Corp. (MH Sub and Internet Brands)	Media	LIBOR (1 month) + 3.75%, Current Coupon 6.25%, Secured Debt (Maturity - September 13, 2024)	1,247	1,217	1,186
Mohegan Tribal Gaming Authority	Hotels, Restaurants and Leisure	LIBOR (1 month) + 4.00%, Current Coupon 6.52%, Secured Debt (Maturity - October 13, 2023)	1,914	1,933	1,719
MPH Acquisition Holdings LLC	Health Care Technology	LIBOR (1 month) + 3.25%, Current Coupon 5.57%, Secured Debt (Maturity - June 7, 2023)	2,664	2,702	2,532
NAB Holdings, LLC	IT Services	LIBOR (3 months) + 3.00%, Current Coupon 5.80%, Secured Debt (Maturity - July 1, 2024)	1,975	1,965	1,885
Ortho-Clinical Diagnostics, Inc	Life Sciences Tools and Services	LIBOR (1 month) + 3.25%, Current Coupon 5.76%, Secured Debt (Maturity - June 30, 2025)	1,945	1,940	1,809
Packaging Coordinators Midco Inc	Health Care Facilities and Services	LIBOR (3 months) + 4.00%, Current Coupon 6.81%, Secured Debt (Maturity - June 30, 2023)	997	992	985
Party City Holdings Inc.	Specialty Retail	LIBOR (1 month) + 2.50%, Current Coupon 5.03%, Secured Debt (Maturity - August 19, 2022)	1,245	1,224	1,205
PI UK Holdco II Limited	Diversified Financial Services	LIBOR (1 month) + 3.50%, Current Coupon 6.02%, Secured Debt (Maturity - January 3, 2025)	2,978	2,956	2,893
Prime Security Services, LLC (Protection One)	Commercial Services and Supplies	LIBOR (1 month) + 2.75%, Current Coupon 5.09%, Secured Debt (Maturity - May 2, 2022)	654	638	628
Rackspace Hosting, Inc.	Electric Equipment, Instruments and Components	LIBOR (3 months) + 3.00%, Current Coupon 5.58%, Secured Debt (Maturity - November 3, 2023)	3,251	3,276	2,884
Radiate Holdco, LLC	Diversified Telecommunication Services	LIBOR (1 month) + 3.00%, Current Coupon 5.52%, Secured Debt (Maturity - February 1, 2024)	2,544	2,519	2,408
Red Ventures, LLC	Professional Services	LIBOR (1 month) + 3.00%, Current Coupon 5.52%, Secured Debt (Maturity - November 8, 2024)	1,631	1,619	1,590
Savage Enterprises, LLC	Road and Rail	LIBOR (1 month) + 4.50%, Current Coupon 6.88%, Secured Debt (Maturity - August 1, 2025)	1,097	1,076	1,085
Scientific Games International, Inc.	Leisure Products	LIBOR (2 months) + 2.75%, Current Coupon 5.25%, Secured Debt (Maturity - August 14, 2024)	892	893	840
Seattle SpinCo, Inc.	Software	LIBOR (3 months) + 2.50%, Current Coupon 5.02%, Secured Debt (Maturity - June 21, 2024)	2,593	2,597	2,422
SeaWorld Parks & Entertainment, Inc.	Hotels, Restaurants and Leisure	LIBOR (3 months) + 3.75%, Current Coupon 6.07%, Secured Debt (Maturity - April 1, 2024)	1,965	1,967	1,881

HMS-ORIX
Loan Portfolio
As of December 31, 2018
(dollars in thousands)
Portfolio Company	Industry	Type of Investment	Principal	Cost	Fair Value

ServiceMaster Global Holdings, Inc.	Home and Office Products	LIBOR (1 month) + 2.50%, Current Coupon 4.84%, Secured Debt (Maturity - November 8, 2023)	$2,000	$1,993	$1,964
Sprint Corporation	Diversified Telecommunication Services	LIBOR (1 month) + 3.00%, Current Coupon 5.38%, Secured Debt (Maturity - February 2, 2024)	500	493	485
SRS Distribution Inc.	Trading Companies and Distributors	LIBOR (3 months) + 3.25%, Current Coupon 5.77%, Secured Debt (Maturity - May 23, 2025)	1,197	1,194	1,120
SS&C European Holdings S.a.r.l.	Software	LIBOR (1 month) + 2.25%, Current Coupon 4.77%, Secured Debt (Maturity - April 16, 2025)	206	205	195
SS&C Technologies, Inc.	Software	LIBOR (1 month) + 2.25%, Current Coupon 4.77%, Secured Debt (Maturity - April 16, 2025)	543	541	514
Staples, Inc.	Distributors	LIBOR (3 months) + 4.00%, Current Coupon 6.54%, Secured Debt (Maturity - September 12, 2024)	1,980	1,975	1,903
Starfruit US Holdco LLC	Chemicals	LIBOR (1 month) + 3.25%, Current Coupon 5.60%, Secured Debt (Maturity - October 1, 2025)	1,250	1,247	1,204
Telenet Financing USD LLC	Diversified Telecommunication Services	LIBOR (1 month) + 2.25%, Current Coupon 4.71%, Secured Debt (Maturity - August 17, 2026)	1,655	1,653	1,580
Transdigm, Inc.	Aerospace and Defense	LIBOR (1 month) + 2.50%, Current Coupon 5.02%, Secured Debt (Maturity - June 9, 2023)	1,965	1,972	1,859
		LIBOR (1 month) + 2.50%, Current Coupon 5.02%, Secured Debt (Maturity - August 22, 2024)	990	988	937
			2,955	2,960	2,796
Travelport Finance (Luxembourg) S.A.R.L.	Internet Software and Services	LIBOR (3 months) + 2.50%, Current Coupon 5.12%, Secured Debt (Maturity - March 17, 2025)	1,237	1,231	1,219
Traverse Midstream Partners LLC	Oil, Gas and Consumable Fuels	LIBOR (3 months) + 4.00%, Current Coupon 6.60%, Secured Debt (Maturity - September 27, 2024)	781	784	752
UFC Holdings, LLC	Media	LIBOR (3 months) + 3.25%, Current Coupon 5.78%, Secured Debt (Maturity - August 18, 2023)	1,965	1,977	1,920
USS Ultimate Holdings, Inc. (United Site)	Consumer Services	LIBOR (1 month) + 3.75%, Current Coupon 6.09%, Secured Debt (Maturity - August 26, 2024)	598	590	590
Utz Quality Foods, LLC	Food Products	LIBOR (1 month) + 3.50%, Current Coupon 6.02%, Secured Debt (Maturity - November 21, 2024)	1,584	1,583	1,539
VeriFone Systems, Inc.	Hardware	LIBOR (1 month) + 4.00%, Current Coupon 6.64%, Secured Debt (Maturity - August 20, 2025)	500	490	485
Vertafore, Inc.	Software	LIBOR (1 month) + 3.25%, Current Coupon 6.05%, Secured Debt (Maturity - July 2, 2025)	2,500	2,488	2,384
Vertiv Group Corporation	Electrical Equipment	LIBOR (3 months) + 4.00%, Current Coupon 6.71%, Secured Debt (Maturity - November 30, 2023)	1,555	1,570	1,420
Vistra Operations Company LLC	Electric Utilities	LIBOR (1 month) + 2.25%, Current Coupon 4.77%, Secured Debt (Maturity - December 14, 2023)	1,965	1,977	1,895
Web.Com Group, Inc.	Internet Software and Services	LIBOR (3 months) + 3.75%, Current Coupon 6.17%, Secured Debt (Maturity - October 10, 2025)	1,000	1,000	965

HMS-ORIX
Loan Portfolio
As of December 31, 2018
(dollars in thousands)
Portfolio Company	Industry	Type of Investment	Principal	Cost	Fair Value

West Corporation	Diversified Telecommunication Services	LIBOR (3 months) + 3.50%, Current Coupon 6.03%, Secured Debt (Maturity - October 10, 2024)	$647	$646	$593
		LIBOR (3 months) + 4.00%, Current Coupon 6.53%, Secured Debt (Maturity - October 10, 2024)	1,021	1,011	941
			1,668	1,657	1,534
WideOpenWest Finance, LLC	Diversified Telecommunication Services	LIBOR (1 month) + 3.25%, Current Coupon 5.72%, Secured Debt (Maturity - August 18, 2023)	3,461	3,471	3,215
William Morris Endeavor Entertainment, LLC	Recreation Facilities and Services	LIBOR (3 months) + 2.75%, Current Coupon 5.28%, Secured Debt (Maturity - May 16, 2025)	638	608	608
Zekelman Industries, Inc	Manufactured Goods	LIBOR (1 month) + 2.25%, Current Coupon 4.86%, Secured Debt (Maturity - June 14, 2021)	1,000	985	970
Total Loan Portfolio			$165,025	$164,570	$157,923

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

HMS-ORIX
Loan Portfolio
As of December 31, 2017
(dollars in thousands)
Portfolio Company	Industry	Type of Investment	Principal	Cost	Fair Value

Asurion, LLC	Insurance	LIBOR (1 month) + 3.00%, Current Coupon 4.57%, Secured Debt (Maturity - November 3, 2023)	$1,312	$1,312	$1,320
Atkore International, Inc.	Electric Equipment, Instruments & Components	LIBOR (3 months) + 3.00%, Current Coupon 4.70%, Secured Debt (Maturity - December 22, 2023)	2,977	3,005	2,999
BCP Renaissance Parent L.L.C.	Oil, Gas & Consumable Fuels	LIBOR (3 months) + 4.00%, Current Coupon 5.38%, Secured Debt (Maturity - October 31, 2024)	600	602	608
BMC Software Finance, Inc.	Software	LIBOR (1 month) + 3.25%, Current Coupon 4.82%, Secured Debt (Maturity - September 12, 2022)	3,156	3,181	3,163
Builders FirstSource, Inc.	Building Products	LIBOR (1 month) + 3.00%, Current Coupon 4.69%, Secured Debt (Maturity - February 29, 2024)	2,977	2,974	2,993
Calpine Corporation	Independent Power and Renewable Electricity Producers	LIBOR (3 months) + 2.50%, Current Coupon 4.20%, Secured Debt (Maturity - January 15, 2023)	1,990	1,997	1,991
CHS/Community Health Systems, Inc.	Health Care Providers & Services	LIBOR (3 months) + 3.00%, Current Coupon 4.48%, Secured Debt (Maturity - January 27, 2021)	1,613	1,608	1,543
ClubCorp Holdings, Inc.	Real Estate Management & Development	LIBOR (3 months) + 3.25%, Current Coupon 4.94%, Secured Debt (Maturity - September 18, 2024)	1,959	1,949	1,969
Colorado Buyer Inc	Technology Hardware, Storage & Peripherals	LIBOR (3 months) + 3.00%, Current Coupon 4.38%, Secured Debt (Maturity - May 1, 2024)	2,985	2,995	3,008
Confie Seguros Holding II Co.	Insurance	LIBOR (1 month) + 5.25%, Current Coupon 6.73%, Secured Debt (Maturity - April 19, 2022)	1,985	1,992	1,987
CPI International, Inc.	Aerospace & Defense	LIBOR (1 month) + 3.50%, Current Coupon 5.07%, Secured Debt (Maturity - July 26, 2024)	1,995	1,995	2,011
Diamond Resorts International, Inc.	Hotels, Restaurants & Leisure	LIBOR (1 month) + 4.50%, Current Coupon 6.07%, Secured Debt (Maturity - September 1, 2023)	2,152	2,179	2,173
Duff & Phelps Corporation	Diversified Financial Services	LIBOR (3 months) + 3.25%, Current Coupon 4.94%, Secured Debt (Maturity - October 15, 2024)	491	494	493
		LIBOR (3 months) + 3.25%, Current Coupon 4.63%, Secured Debt (Maturity - December 4, 2024)	2,728	2,724	2,737
			3,219	3,218	3,230
EFS Cogen Holdings I LLC	Electric Utilities	LIBOR (3 months) + 3.25%, Current Coupon 4.95%, Secured Debt (Maturity - June 28, 2023)	1,904	1,917	1,925
Encapsys LLC	Chemicals	LIBOR (1 month) + 3.25%, Current Coupon 4.82%, Secured Debt (Maturity - November 7, 2024)	1,000	1,001	1,006
Endo Luxembourg Finance Company I S.a.r.l.	Pharmaceuticals	LIBOR (1 month) + 4.25%, Current Coupon 5.88%, Secured Debt (Maturity - April 29, 2024)	1,990	2,009	2,005
Envision Healthcare Corporation	Health Care Providers & Services	LIBOR (1 month) + 3.00%, Current Coupon 4.57%, Secured Debt (Maturity - December 1, 2023)	2,481	2,481	2,491
Everi Payments Inc.	Leisure Products	LIBOR (3 months) + 3.50%, Current Coupon 4.98%, Secured Debt (Maturity - May 9, 2024)	1,990	1,983	2,013

HMS-ORIX
Loan Portfolio
As of December 31, 2017
(dollars in thousands)
Portfolio Company	Industry	Type of Investment	Principal	Cost	Fair Value

Exgen Renewables IV, LLC	Electrical Production	LIBOR (3 months) + 3.00%, Current Coupon 4.47%, Secured Debt (Maturity - November 29, 2024)	$300	$299	$304
First American Payment Systems, L.P.	Diversified Financial Services	LIBOR (1 month) + 5.75%, Current Coupon 7.14%, Secured Debt (Maturity - January 5, 2024)	952	963	958
Fitness International, LLC	Hotels, Restaurants & Leisure	LIBOR (1 month) + 3.50%, Current Coupon 5.19%, Secured Debt (Maturity - July 1, 2020)	1,735	1,757	1,760
Flex Acquisition Company Inc	Containers & Packaging	LIBOR (3 months) + 3.00%, Current Coupon 4.34%, Secured Debt (Maturity - December 29, 2023)	1,995	2,004	2,008
Flexera Software LLC	Software	LIBOR (1 month) + 3.50%, Current Coupon 4.83%, Secured Debt (Maturity - April 2, 2020)	1,995	2,013	2,008
Gardner Denver, Inc.	Machinery	LIBOR (1 month) + 2.75%, Current Coupon 4.44%, Secured Debt (Maturity - July 30, 2024)	1,995	2,005	2,004
Golden Nugget, Inc.	Hotels, Restaurants & Leisure	LIBOR (1 month) + 3.25%, Current Coupon 4.66%, Secured Debt (Maturity - October 4, 2023)	1,990	1,990	2,008
Greatbatch Ltd.	Health Care Equipment & Supplies	LIBOR (1 month) + 3.25%, Current Coupon 4.66%, Secured Debt (Maturity - October 27, 2022)	2,763	2,780	2,788
GYP Holdings III Corp.	Trading Companies & Distributors	LIBOR (1 month) + 3.00%, Current Coupon 4.38%, Secured Debt (Maturity - March 31, 2023)	3,483	3,506	3,502
Harbor Freight Tools USA, Inc.	Specialty Retail	LIBOR (1 month) + 3.25%, Current Coupon 4.82%, Secured Debt (Maturity - August 18, 2023)	1,980	1,987	1,996
HD Supply Waterworks, Ltd.	Trading Companies & Distributors	LIBOR (6 months) + 3.00%, Current Coupon 4.46%, Secured Debt (Maturity - August 1, 2024)	140	140	141
Horizon Pharma, Inc.	Pharmaceuticals	LIBOR (1 month) + 3.25%, Current Coupon 4.75%, Secured Debt (Maturity - March 29, 2024)	1,990	2,009	2,001
IG Investments Holdings, LLC	Professional Services	LIBOR (1 month) + 3.50%, Current Coupon 5.19%, Secured Debt (Maturity - October 29, 2021)	1,990	2,002	1,992
Jackson Hewitt Tax Service Inc.	Diversified Financial Services	LIBOR (1 month) + 7.00%, Current Coupon 8.38%, Secured Debt (Maturity - July 30, 2020)	1,939	1,868	1,922
KMG Chemicals, Inc.	Chemicals	LIBOR (1 month) + 2.75%, Current Coupon 4.32%, Secured Debt (Maturity - June 17, 2024)	863	859	868
KUEHG Corp.	Educational Services	LIBOR (1 month) + 3.75%, Current Coupon 5.44%, Secured Debt (Maturity - August 12, 2022)	2,482	2,489	2,493
LANDesk Group, Inc.	Software	LIBOR (1 month) + 4.25%, Current Coupon 5.82%, Secured Debt (Maturity - January 22, 2024)	993	999	947
Learfield Communications LLC	Media	LIBOR (1 month) + 3.25%, Current Coupon 4.82%, Secured Debt (Maturity - December 1, 2023)	1,990	2,009	2,007
MA FinanceCo., LLC	Electric Equipment, Instruments & Components	LIBOR (1 month) + 2.75%, Current Coupon 4.32%, Secured Debt (Maturity - June 21, 2024)	387	387	388

HMS-ORIX
Loan Portfolio
As of December 31, 2017
(dollars in thousands)
Portfolio Company	Industry	Type of Investment	Principal	Cost	Fair Value

Mohegan Tribal Gaming Authority	Hotels, Restaurants & Leisure	LIBOR (1 month) + 4.00%, Current Coupon 5.57%, Secured Debt (Maturity - October 13, 2023)	$1,985	$2,003	$2,006
MPH Acquisition Holdings LLC	Health Care Technology	LIBOR (3 months) + 3.00%, Current Coupon 4.69%, Secured Debt (Maturity - June 7, 2023)	2,896	2,935	2,905
NAB Holdings, LLC	IT Services	LIBOR (3 months) + 3.25%, Current Coupon 4.82%, Secured Debt (Maturity - July 1, 2024)	1,990	1,981	2,000
Ortho-Clinical Diagnostics, Inc	Life Sciences Tools & Services	LIBOR (1 month) + 3.75%, Current Coupon 5.44%, Secured Debt (Maturity - June 30, 2021)	1,985	1,980	1,992
PODS, LLC	Transportation & Logistics	LIBOR (1 month) + 3.00%, Current Coupon 4.40%, Secured Debt (Maturity - December 6, 2024)	1,995	1,994	2,010
Rackspace Hosting, Inc.	Electric Equipment, Instruments & Components	LIBOR (3 months) + 3.00%, Current Coupon 4.38%, Secured Debt (Maturity - November 3, 2023)	3,284	3,309	3,286
Radiate Holdco, LLC	Media	LIBOR (3 months) + 3.00%, Current Coupon 4.38%, Secured Debt (Maturity - February 1, 2024)	2,570	2,544	2,547
Red Ventures, LLC	Direct Marketing Services	LIBOR (1 month) + 4.00%, Current Coupon 5.57%, Secured Debt (Maturity - November 8, 2024)	1,995	1,981	1,996
Scientific Games International, Inc.	Leisure Products	LIBOR (1 month) + 3.25%, Current Coupon 4.67%, Secured Debt (Maturity - August 14, 2024)	399	401	403
Seattle Spin Co.	Electric Equipment, Instruments & Components	LIBOR (3 months) + 2.75%, Current Coupon 4.32%, Secured Debt (Maturity - June 21, 2024)	2,613	2,616	2,618
SeaWorld Parks & Entertainment, Inc.	Hotels, Restaurants & Leisure	LIBOR (3 months) + 3.00%, Current Coupon 4.69%, Secured Debt (Maturity - April 1, 2024)	1,985	1,987	1,966
Signode Industrial Group US Inc.	Machinery	LIBOR (1 month) + 2.75%, Current Coupon 4.32%, Secured Debt (Maturity - April 30, 2021)	2,773	2,792	2,785
Staples, Inc.	Distributors	LIBOR (3 months) + 4.00%, Current Coupon 5.49%, Secured Debt (Maturity - September 12, 2024)	2,000	1,995	1,965
Telenet Financing USD LLC	Diversified Telecommunications Services	LIBOR (1 month) + 2.50%, Current Coupon 3.92%, Secured Debt (Maturity - March 2, 2026)	1,655	1,655	1,663
Transdigm, Inc.	Aerospace & Defense	LIBOR (1 month) + 2.75%, Current Coupon 4.32%, Secured Debt (Maturity - June 9, 2023)	1,985	1,992	1,990
		LIBOR (1 month) + 3.00%, Current Coupon 4.57%, Secured Debt (Maturity - August 22, 2024)	1,000	998	1,006
			2,985	2,990	2,996
Travelport Finance (Luxembourg) S.A.R.L.	Internet Software & Services	LIBOR (3 months) + 2.75%, Current Coupon 4.17%, Secured Debt (Maturity - September 2, 2021)	1,901	1,901	1,903
Traverse Midstream Partners LLC	Oil, Gas & Consumable Fuels	LIBOR (3 months) + 4.00%, Current Coupon 5.85%, Secured Debt (Maturity - September 27, 2024)	781	784	793
UFC Holdings, LLC	Media	LIBOR (3 months) + 3.25%, Current Coupon 4.81%, Secured Debt (Maturity - August 18, 2023)	1,990	2,002	2,003

HMS-ORIX
Loan Portfolio
As of December 31, 2017
(dollars in thousands)
Portfolio Company	Industry	Type of Investment	Principal	Cost	Fair Value

Ultra Resources, Inc.	Oil, Gas & Consumable Fuels	LIBOR (1 month) + 3.00%, Current Coupon 4.41%, Secured Debt (Maturity - April 12, 2024)	$2,000	$2,002	$2,002
Utz Quality Foods, LLC	Commercial Services and Supplies	LIBOR (1 month) + 3.50%, Current Coupon 5.01%, Secured Debt (Maturity - November 21, 2024)	1,600	1,599	1,616
Valeant Pharmaceuticals International, Inc.	Pharmaceuticals	LIBOR (1 month) + 3.50%, Current Coupon 4.94%, Secured Debt (Maturity - April 1, 2022)	1,546	1,553	1,570
Vertiv Group Corporation	Electrical Equipment	LIBOR (3 months) + 4.00%, Current Coupon 5.35%, Secured Debt (Maturity - November 30, 2023)	1,555	1,569	1,556
Vistra Operations Company LLC	Electric Utilities	LIBOR (2 months) + 2.75%, Current Coupon 4.08%, Secured Debt (Maturity - December 14, 2023)	1,985	1,996	2,001
West Corporation	Diversified Telecommunications Services	LIBOR (1 month) + 4.00%, Current Coupon 5.35%, Secured Debt (Maturity - October 10, 2024)	1,032	1,022	1,036
WideOpenWest Finance, LLC	Diversified Telecommunications Services	LIBOR (1 month) + 3.25%, Current Coupon 4.75%, Secured Debt (Maturity - August 18, 2023)	3,496	3,506	3,470
Total Loan Portfolio			$138,908	$139,017	$139,012

For the year ended December 31, 2018 and for the period from inception (April 4, 2017) to December 31, 2017, we recognized approximately $2.1 million and $450,000, respectively, of dividend income from our investment in HMS-ORIX.

The following tables show the financial information for HMS-ORIX:

HMS-ORIX SLF LLC
Balance Sheets
(dollars in thousands)

	As of December 31, 2018	As of December 31, 2017
Assets
Portfolio investments at fair value (amortized cost: $164,570 and $139,017 as of December 31, 2018 and 2017, respectively)	$157,923	$139,012
Cash and cash equivalents	3,873	2,681
Interest receivable	197	306
Deferred financing costs, net	497	890
Other assets	30	15
Total assets	$162,520	$142,904
Liabilities
Credit facilities payable	$98,818	$86,500
Payable for securities purchased	18,442	5,268
Distributions payable	902	—
Accounts payable and accrued expenses	439	64
Total liabilities	118,601	91,832
Net assets
Members’ equity	43,919	51,072
Total net assets	43,919	51,072
Total liabilities and net assets	$162,520	$142,904

HMS-ORIX SLF LLC
Statements of Operations
(dollars in thousands)
	For the Year Ended December 31, 2018	For the Period from inception (April 4, 2017) to December 31, 2017

Investment income
Interest income	$7,505	$3,730
Dividend income	—	—
Fee income	—	—
Other income	—	—
Total investment income	7,505	3,730
Expenses
Interest expense	3,755	1,720
Other expenses	1	34
General and administrative expenses	89	64
Total expenses	3,845	1,818
Net investment income	3,660	1,912
Net realized loss on investments	(618)	(85)
Net realized income	3,042	1,827
Net change in unrealized depreciation on investments	(6,642)	(5)
Net increase (decrease) in net assets resulting from operations	$(3,600)	$1,822

PORTFOLIO ASSET QUALITY

As of December 31, 2018, we owned a broad portfolio of 202 investments in 130 companies representing a wide range of industries. We believe that this broad portfolio adds to the structural protection of the portfolio, revenue sources, income, cash flows and dividends. The portfolio included the following:

▪
45 debt investments in 45 Middle Market portfolio companies with an aggregate fair value of approximately $428.6 million and a cost basis of approximately $449.4 million. The Middle Market debt investments had a weighted average annual effective yield of approximately 9.8%, which is calculated assuming the investments on non-accrual status are non-yielding, and 84.0% of the Middle Market debt investments were secured by first priority liens. Further, 96.2% of the Middle Market debt investments contain variable interest rates, though a majority of the investments with variable interest rates are subject to contractual minimum base interest rates between 100 and 150 basis points.

▪
50 debt investments in 45 Private Loan portfolio companies with an aggregate fair value of approximately $392.0 million and a cost basis of approximately $403.5 million. The Private Loan debt investments had a weighted average annual effective yield of approximately 10.3%, which is calculated assuming the investments on non-accrual status are non-yielding, and 90.8% of the Private Loan debt investments were secured by first priority liens. Further, 94.7% of the Private Loan debt investments contain variable interest rates, though a majority of the investments with variable interest rates are subject to contractual minimum base interest rates between 100 and 150 basis points.

▪
37 debt investments in 29 LMM portfolio companies with an aggregate fair value of approximately $130.6 million and a cost basis of approximately $130.8 million. The LMM debt investments had a weighted average annual effective yield of approximately 12.3% and 100.0% of the debt investments were secured by first priority liens. Also, 43.8% of the LMM debt investments are fixed rate investments with fixed interest rates between 8.0% and 16.0%. Further, 33 LMM debt investments, representing approximately 56.2% of the LMM debt investments, have variable interest rates subject to a contractual minimum base interest rate of 100 basis points.

▪
63 equity investments and seven equity warrant investments in 29 LMM portfolio companies, 12 Private Loan portfolio companies, five Middle Market portfolio companies and six Other Portfolio companies with an aggregate fair value of approximately $155.3 million and a cost basis of approximately $138.0 million.

Overall, as of December 31, 2018, our investment portfolio had a weighted average effective yield of approximately 9.5%, and 76.5% of our total portfolio’s investments (including our Other Portfolio investments) were secured by first priority liens.

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

The following table shows the distribution of our LMM portfolio investments on the 1 to 5 investment rating system of our Sub-Adviser at fair value as of December 31, 2018 and December 31, 2017 (dollars in thousands):

	December 31, 2018		December 31, 2017
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
1	$56,937	27.1%	$2,940	2.2%
2	15,038	7.1	47,155	34.8
3	124,397	59.2	79,655	58.7
4	10,718	5.1	5,439	4.0
5	3,184	1.5	468	0.3
Totals	$210,274	100.0%	$135,657	100.0%

Based upon the investment rating system, the weighted average rating of our LMM portfolio at fair value was approximately 2.5 and 2.7 as of December 31, 2018 and December 31, 2017, respectively. Lastly, the overall weighted average effective yield on our investment portfolio has increased from 8.9% at December 31, 2017 to 9.5% at December 31, 2018.

DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS COMPARISONS FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Total Investment Income, Operating Expenses, Net Assets

For the years ended December 31, 2018 and 2017, our total investment income was approximately $111.4 million and $101.7 million, respectively, consisting predominately of interest income. The increase in interest income was primarily due to (i) the growth in our total portfolio resulting from reinvestment of proceeds from the sale or repayment of portfolio investments and borrowings under the Credit Facilities and (ii) an increase in the weighted average annual effective yield on investments. For the year ended December 31, 2018, our average investment portfolio at fair value was $1,091.5 million, compared to $1,026.7 million for the year ended December 31, 2017. For the year ended December 31, 2018, our average effective yield on investments at fair value was 9.5%, compared to 8.9% for the year ended December 31, 2017. In addition to the increase in interest income, during the year ended December 31, 2018, we recognized approximately $7.6 million of dividend income on our equity investments, compared to $3.6 million for the year ended December 31, 2017. The increase in dividend income was primarily the result of a full year of dividends on our investment in HMS-ORIX and an overall growth in the size of our equity investment portfolio. We believe further increases in investment income in future periods may arise as we continue to execute our strategy of investing in proprietary LMM and Private Loan investments, which are generally higher-yielding than Middle Market investments.

For the year ended December 31, 2018, expenses, net of any fee and expense waivers, were approximately $51.5 million as compared to expenses of approximately $44.3 million for the year ended December 31, 2017. The increase in expenses was primarily due to an increase in (i) interest expense of $6.5 million and (ii) base management and incentive fees (net of fee waivers) of $1.4 million due primarily to an increase in average gross assets. Interest expense increased primarily due to an increase in the average borrowings during the period and an increase in our cost of borrowing on the Credit Facilities. Average borrowings were $482.2 million for the year ended December 31, 2018 compared to $427.2 million for the year ended December 31, 2017. As of December 31, 2018 and 2017, the annualized interest rate on borrowings was approximately 5.1% and 4.1%, respectively.

For the year ended December 31, 2018, base management and incentive fees, net of fee waivers, were approximately $23.2 million compared to a net fee of $21.8 million for the year ended December 31, 2017. There were no waivers of base management fees for the years ended December 31, 2018 and 2017, respectively; however, our Advisers waived the subordinated incentive fees on income for the years ended December 31, 2018 and 2017, totaling approximately $3.3 million and $1.6 million, respectively.

For the year ended December 31, 2018, the net increase in net assets resulting from operations was approximately $40.3 million. The increase was attributable to net investment income of approximately $58.9 million, offset by net realized losses of approximately $18.2 million and net change in unrealized depreciation on investments of approximately $362,000. The net realized losses were primarily the result of the exit or restructure of Middle Market investments in four companies, including one in the oil and gas industry.

RESULTS COMPARISONS FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

Total Investment Income, Operating Expenses, Net Assets

For the years ended December 31, 2017 and 2016, our total investment income was approximately $101.7 million and $85.8 million, respectively, consisting predominately of interest income. The increase in interest income was primarily due to (i) the growth in our total portfolio resulting from the investment of additional equity capital raised and borrowings under the Credit Facilities and (ii) an increase in the amount of accretion of unearned income into interest income. For the year ended December 31, 2017, our average investment portfolio was $1,026.7 million, compared to $912.6 million for the year ended December 31, 2016. Additionally, during the years ended December 31, 2017 and 2016, we accreted approximately $13.1 million and $8.4 million, respectively, of unearned income into interest income.

For the year ended December 31, 2017, expenses, net of any fee and expense waivers, were approximately $44.3 million as compared to expenses of approximately $37.8 million for the year ended December 31, 2016. The increase in expenses was primarily due to an increase in (i) interest expense of approximately $3.3 million, (ii) base management and incentive fees (net of fee waivers) of $2.6 million due primarily to an increase in average gross assets and (iii) amortization of deferred offering costs of $1.0 million. Interest expense increased primarily due to an increase in the average borrowings during the period and an increase in our cost of borrowing on the Credit Facilities. Average borrowings were $427.2 million for the year ended December 31, 2017 compared to $396.0 million for the year ended December 31, 2016. As of December 31, 2017 and 2016, the annualized interest rate on borrowings was approximately 4.1% and 3.5%, respectively.

For the year ended December 31, 2017, base management and incentive fees, net of fee waivers, were approximately $21.8 million compared to a net fee of $19.2 million for the year ended December 31, 2016. There were no waivers of base management fees for the years ended December 31, 2017 and 2016, respectively; however, our Advisers waived all of the subordinated incentive fees on income earned for the years ended December 31, 2017 and 2016, totaling approximately $1.6 million and $26,000, respectively.

For the year ended December 31, 2017, the net increase in net assets resulting from operations was approximately $52.6 million. The increase was attributable to net investment income of approximately $56.7 million, offset by net realized losses of approximately $2.4 million and net change in unrealized depreciation on investments of approximately $1.7 million. The net realized losses were primarily the result of realized losses of $6.0 million relating to the exit or restructure of Middle Market investments in two companies in the oil and gas sector, offset by a realized gain of $3.5 million relating to the exit of one Private Loan equity investment and one Other Portfolio investment.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Overview

As of December 31, 2018, we had $21.8 million in cash and cash equivalents, which we held in various custodial accounts, and our NAV totaled approximately $625.4 million equating to approximately $7.96 per share. As of December 31, 2017, we had approximately $45.8 million in cash and cash equivalents and our NAV totaled approximately $647.8 million equating to approximately $8.15 per share. In addition, as of December 31, 2018, we had $61.0 million in capacity available under the Credit Facilities, in the aggregate. To seek to enhance our returns, we intend to continue to employ leverage as market conditions permit and at the discretion of our Adviser, but in no event will leverage employed exceed 50% of the value of our total assets, which is the maximum we are allowed to borrow under the 1940 Act. See “Financial Condition, Liquidity and Capital Resources — Financing Arrangements.”

As of December 31, 2018, we had 36 senior secured loan investments and four equity investments with aggregate unfunded commitments of $62.5 million. We believe that we maintain sufficient cash and cash equivalents on hand and available borrowings to fund such unfunded commitments should the need arise.

We currently generate cash primarily from interest, dividends and fees earned on our investments, principal repayments and proceeds from sales of our investments and the net proceeds of the issuance of shares under our distribution reinvestment plan.

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

Cash and Cash Equivalents

As of December 31, 2018, we had approximately $21.8 million in cash and cash equivalents and our NAV totaled approximately $625.4 million equating to approximately $7.96 per share.

As of December 31, 2017, we had approximately $45.8 million in cash and cash equivalents and our NAV totaled approximately $647.8 million equating to approximately $8.15 per share.

Cash Flows

For the year ended December 31, 2018, we experienced a net decrease in cash and cash equivalents of approximately $24.0 million. During that period, approximately $39.8 million of cash was used in our operating activities, which principally consisted of the purchase of new portfolio investments of $585.0 million, offset by the repayment of portfolio investments of $494.7 million and a net increase in net assets resulting from operations of approximately $40.3 million. During the year ended December 31, 2018, approximately $15.8 million was generated from financing activities, which principally consisted of a net $79.0 million increase in borrowings under the Credit Facilities, offset by $28.5 million in cash distributions paid to stockholders and $34.3 million in repurchases of common stock from existing stockholders.

For the year ended December 31, 2017, we experienced a net increase in cash and cash equivalents of approximately $22.1 million. During that period, approximately $12.2 million of cash was generated from our operating activities, which principally consisted of the repayment of portfolio investments of $525.0 million and a net increase in net assets resulting from operations of approximately $52.6 million, offset by the purchase of new portfolio investments of $551.8 million. During the year ended December 31, 2017, approximately $9.9 million was generated from financing activities, which principally consisted of $45.8 million in net offering proceeds received and a net $17.0 million increase in borrowings under the Credit Facilities, offset by $26.4 million in cash distributions paid to stockholders, $23.0 million in repurchases of common stock from existing stockholders and $3.6 million in deferred financing costs related to the credit facility amendments.

For the year ended December 31, 2016, we experienced a net decrease in cash and cash equivalents of approximately $0.3 million. During that period, approximately $71.6 million of cash was used in our operating activities, which principally consisted of the purchase of new portfolio investments of $464.9 million, offset by the repayment of portfolio investments of $349.6 million and a net increase in net assets resulting from operations of approximately $66.6 million. During the year ended December 31, 2016, approximately $71.3 million was generated from financing activities, which principally consisted of $72.0 million in net offering proceeds received and a net $33.0 million increase in borrowings under the Credit Facilities, offset by $22.4 million in cash distributions paid to stockholders and $10.9 million in repurchases of common stock from existing stockholders.

Continuous Public Offering and Distribution Reinvestment Plan

With the approval of our board of directors, we closed the Offering to new investors effective September 30, 2017. During the year ended December 31, 2018, we raised proceeds of $27.1 million from our distribution reinvestment plan.

During the year ended December 31, 2017, we raised proceeds of $78.7 million from the Offering, including proceeds from the distribution reinvestment plan, and incurred approximately $4.0 million in selling commissions and Dealer Manager fees. We also incurred an obligation for $1.2 million of offering costs.

During the year ended December 31, 2016, we raised proceeds of $105.4 million from the Initial Offering, including proceeds from the distribution reinvestment plan, and made payments of $7.0 million for selling commissions and Dealer Manager fees. We also incurred an obligation for $1.6 million of offering costs.

Distributions

The following table reflects the cash distributions per share that we declared on our common stock during the years ended December 31, 2018, 2017 and 2016 (dollars in thousands except per share amounts).

	Distributions
For the Period Ended	Per Share	Amount
2018
Three months ended December 31, 2018	$0.18	$13,916
Three months ended September 30, 2018	0.17	13,938
Three months ended June 30, 2018	0.18	13,855
Three months ended March 31, 2018	0.17	13,803
2017
Three months ended December 31, 2017	0.18	14,144
Three months ended September 30, 2017	0.17	13,910
Three months ended June 30, 2017	0.18	13,438
Three months ended March 31, 2017	0.17	12,922
2016
Three months ended December 31, 2016	0.18	12,767
Three months ended September 30, 2016	0.17	12,307
Three months ended June 30, 2016	0.18	11,650
Three months ended March 31, 2016	0.17	11,037

On December 13, 2018, with the authorization of our board of directors, we declared distributions to our stockholders for the period of January 2019 through March 2019. These distributions have been, or will be, calculated based on stockholders of record each day from January 1, 2019 through March 31, 2019 in an amount equal to $0.00191781 per share, per day. Distributions are paid on the first business day following the completion of each month to which they relate and will be paid in cash or reinvested in common stock for those stockholders participating in our distribution reinvestment plan.

Specific tax characteristics of all distributions are reported to stockholders shortly after the close of each calendar year on Form 1099-DIV. For the years ended December 31, 2018, 2017 and 2016, respectively, approximately 90.6%, 96.4% and 93.9% of the distributions paid were taxable to the investor as ordinary income and approximately 9.4%, 3.6% and 6.1% were treated as capital gain distributions for federal income tax purposes. No portion of the distributions paid during the years ended December 31, 2018, 2017 and 2016 represented a return of capital.

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

We may fund our cash distributions from any sources of funds legally available, including stock offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and fee waivers from our Advisers. We have not established any limit on the extent to which we may use borrowings or stock offering proceeds to fund distributions. Our distributions may exceed our earnings, and as a result, a portion of the distributions we make may represent a return of capital for U.S. federal income tax purposes.

The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of our board of directors.

In order to satisfy the Code’s requirements applicable to entities subject to tax as a RIC, we must distribute to our stockholders substantially all of our taxable income on an annual basis. However, we may elect to spill over certain excess undistributed taxable income from one tax year into the next tax year, which may require us to pay a 4% nondeductible U.S. federal excise tax on such excess undistributed taxable income. For the taxable year ended December 31, 2016, we distributed $7.1 million, or $0.096753 per share, of our taxable income in 2017, prior to the filing of our federal income tax return for our 2016 taxable year. As a result, we were subject to a 4% nondeductible excise tax liability of approximately $239,000. For the taxable year ended December 31, 2017, we distributed $14.9 million, or $0.187394 per share, of our taxable income in 2018, prior to the filing of our federal income tax return for our 2017 taxable year. As a result, we were subject to a 4% nondeductible excise tax liability of approximately

$542,000. For the taxable year ended December 31, 2018, we distributed $20.5 million, or $0.260865 per share, of our taxable income in 2019, prior to the filing of our federal income tax return for our 2018 taxable year. As a result, we were subject to a 4% nondeductible excise tax liability of approximately $766,000.

Financing Arrangements

On March 6, 2017, the Company entered into the TIAA Credit Facility, which was most recently amended on October 19, 2017, to increase revolver commitments to $120.0 million, with an accordion provision allowing borrowing capacity to increase up to $150.0 million, subject to satisfaction of certain conditions.

On June 2, 2014, HMS Funding entered into the Deutsche Bank Credit Facility, which was most recently amended on November 20, 2017, increasing the revolver commitments to $450.0 million, with an accordion provision allowing increases in aggregate commitments, not to exceed $550.0 million, with lender consent. The Company contributes certain assets to HMS Funding from time to time, as permitted under the TIAA Credit Facility, as collateral to secure the Deutsche Bank Credit Facility.

As of December 31, 2018, we had $120.0 million outstanding and no availability under our TIAA Credit Facility and $389.0 million outstanding and $61.0 million available under the Deutsche Bank Credit Facility, both of which we estimated approximated fair value and subject to certain limitations and the asset coverage restrictions under the 1940 Act. As of December 31, 2017, we had $82.0 million outstanding and $38.0 million available under our TIAA Credit Facility and $348.0 million outstanding and $102.0 million available under the Deutsche Bank Credit Facility, both of which we estimated approximated fair value and subject to certain limitations and the asset coverage restrictions under the 1940 Act. See Note 6 — Borrowings to the financial statements included elsewhere in this Annual Report on Form 10-K for additional information regarding the Credit Facilities.

As a BDC, we have historically been able to issue “senior securities,” including borrowing money from banks or other financial institutions, only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such incurrence or issuance. In March 2018, the SBCAA was enacted into law. The SBCAA, among other things, amended the 1940 Act to reduce the asset coverage requirement applicable to BDCs from 200% to 150% so long as the BDC meets certain disclosure requirements, obtains certain approval and, in the case of unlisted BDCs, makes an offer to repurchase shares held by its stockholders as of the date of the requisite approval. Effectiveness of the reduced asset coverage requirements to a BDC requires approval by either (1) a “required majority” (as defined in Section 57(o) of the 1940 Act) of such BDC’s board of directors with effectiveness one year after the date of such approval or (2) a majority of the votes cast at a special or annual meeting of such BDC’s stockholders at which a quorum is present, which is effective the day after such stockholder approval. We have not requested or obtained either such approval. As of December 31, 2018 and 2017, our asset coverage ratio under BDC regulations was 223% and 251%, respectively. As of December 31, 2018 and 2017, considering these limitations and assuming no change in our NAV, we had the ability to draw upon the entire remaining capacity in the Credit Facilities.

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

Contractual Obligations

As of December 31, 2018, we had $509.0 million in borrowings outstanding under the Credit Facilities. The TIAA Credit Facility will mature on March 6, 2020 and the Deutsche Bank Credit Facility will mature on November 20, 2022. See above for a description of the Credit Facilities.

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings at December 31, 2018 is as follows:

	Payments Due By Period (dollars in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
TIAA Credit Facility (1)	$120,000	$—	$120,000	$—	$—
Deutsche Bank Credit Facility (2)	389,000	—	—	389,000	—
Total	$509,000	$—	$120,000	$389,000	$—

(1)	At December 31, 2018, we had no availability under our TIAA Credit Facility.

(2)
At December 31, 2018, $61.0 million remained available under the Deutsche Bank Credit Facility; however, our borrowing ability is limited to the asset coverage restrictions imposed by the 1940 Act, as discussed above.

Recently Issued Accounting Standards

In May 2014, the FASB issued ASU 2014‑09, Revenue from Contracts with Customers (Topic 606). ASU 2014‑09 supersedes the revenue recognition requirements under ASC 605, Revenue Recognition, and most industry‑specific guidance throughout the Industry Topics of the ASC. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Under the new guidance, an entity is required to perform the following five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The new guidance will significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. Additionally, the guidance requires improved disclosures as to the nature, amount, timing and uncertainty of revenue that is recognized. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarified the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarified the implementation guidance regarding performance obligations and licensing arrangements. In May 2016, the FASB issued ASU No. 2016‑12, Revenue from Contracts with Customers (Topic 606)-Narrow‑Scope Improvements and Practical Expedients, which clarified guidance on assessing collectability, presenting sales tax, measuring non-cash consideration, and certain transition matters. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Substantially all of our income is not within the scope of ASU 2014-09. For those income items that are within the scope of ASU 2014-09 (primarily fee income), we have similar performance obligations as compared with deliverables and separate units of account previously identified. As a result, the timing of our revenue recognition remains the same and the adoption of the standard did not have a material impact on our consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities which amends the guidance related to the classification and measurement of investments in equity securities. The guidance requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. The ASU will also amend the guidance related to the presentation of certain fair value changes for financial liabilities measured at fair value and certain disclosure requirements associated with the fair value of financial instruments. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of this new accounting standard did not have a material impact on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which addresses eight specific cash flow issues including, among other things, the classification of debt prepayment or debt extinguishment costs. ASU 2016-15 is effective for fiscal years, and the interim periods within those fiscal years, beginning after December 15, 2017. The adoption of this new accounting standard did not have a material impact on our consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230),” which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new guidance is effective for fiscal years beginning after December 15, 2017, and the interim periods within those fiscal years. The adoption of this new accounting standard did not have a material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820),” which is intended to improve fair value disclosure requirements by removing disclosures that are not cost-beneficial, clarifying disclosures’ specific requirements, and adding relevant disclosure requirements. The amendments take effect for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. We are currently evaluating the impact the adoption of this standard will have on our consolidated financial statements and related disclosures.

In August 2018, the SEC adopted rules (the "SEC Release") amending certain disclosure requirements intended to eliminate redundant, duplicative, overlapping, outdated, or superseded, in light of other SEC disclosure requirements, US GAAP requirements, or changes in the information environment. In part, the SEC Release requires an investment company to present distributable earnings in total on the consolidated balance sheet and consolidated statement of changes in net assets, rather than showing the three components of distributable earnings as previously shown. We adopted this part of the SEC Release in the current annual period and the changes in presentation have been retrospectively applied to the consolidated balance sheet as of December 31, 2017 and to the consolidated statements of changes in net assets for the years ended December 31, 2017 and 2016. The impact of the adoption of these rules on our consolidated financial statements was not material. Additionally, the SEC Release requires disclosure of changes in net assets within a registrant's Form 10-Q filing on a quarter-to-date and year-to-date basis for both the current year and prior year comparative periods. We expect to adopt the new requirement to present changes in shareholders' equity in interim financial statements within Form 10-Q filings starting with the quarter ending March 31, 2019. The compliance date for the SEC Release was for all filings, as applicable, on or after November 5, 2018. The adoption of these rules will not have a material impact on the consolidated financial statements.

From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that are adopted by us as of the specified effective date. We believe that the impact of recently issued standards and any that are not yet effective will not have a material impact on our financial statements upon adoption.

Off-Balance Sheet Arrangements

At December 31, 2018, we had a total of approximately $62.5 million in outstanding commitments comprised of (i) 36 commitments to fund revolving loans that had not been fully drawn or term loans that had not been funded and (ii) four capital commitments that had not been fully called. We recognized unrealized depreciation of approximately $132,000 on the outstanding unfunded loan commitments and no unrealized appreciation or depreciation on the outstanding unfunded capital commitments during the year ended December 31, 2018. We had equity commitments of up to $30.0 million to HMS-ORIX, which were fully funded as of December 31, 2018. At December 31, 2017, we had a total of approximately $45.4 million in outstanding commitments comprised of (i) 28 commitments to fund revolving loans that had not been fully drawn or term loans that had not been funded and (ii) four capital commitments that had not been fully called. We recognized unrealized appreciation of approximately $14,000 on our outstanding unfunded loan commitments and no unrealized appreciation or depreciation on our outstanding unfunded capital commitments during the year ended December 31, 2017.

	Commitments and Contingencies
	(dollars in thousands)
	December 31, 2018	December 31, 2017

Unfunded Loan Commitments
Adams Publishing Group, LLC	$1,735	$—
American Nuts, LLC	1,266	—
Apex Linen Services, Inc.	403	403
Arcus Hunting, LLC	904	976
ASC Ortho Management Company, LLC	750	—
BarFly Ventures, LLC	123	613
BBB Tank Services, LLC	200	—
BigName Holdings, LLC	29	101
Boccella Precast Products, LLC	500	500
CDHA Management, LLC	—	2,343
Chamberlin Holding LLC	400	—
Charps, LLC	1,000	1,000
Clad-Rex Steel, LLC	100	100
CTVSH, PLLC	200	200
Datacom, LLC	—	25

	Commitments and Contingencies
	(dollars in thousands)
	December 31, 2018	December 31, 2017

Direct Marketing Solutions, Inc.	$400	$—
DTE Enterprises, LLC	750	—
Dynamic Communities, LLC	250	—
Felix Investments Holdings II LLC	—	1,667
Gamber-Johnson Holdings, LLC	300	300
GRT Rubber Technologies, Inc.	4,125	—
GST Autoleather Inc.	—	1,281
Guerdon Modular Holdings, Inc.	400	400
Hawk Ridge Systems, LLC	400	400
HDC/HW Intermediate Holdings, LLC	180	—
Hoover Group, Inc.	2,375	—
Hojeij Branded Foods, Inc.	—	1,923
Hostway Corporation	—	7
HW Temps LLC	200	200
Implus Footcare, LLC	44	—
Independent Pet Partners Intermediate Holdings, LLC	22,244	—
Jacent Strategic Merchandising, LLC	—	294
KMC Acquisition, LLC	500	—
Market Force Information, Inc.	350	400
Meisler Operating, LLC	400	400
Mystic Logistics, Inc.	200	200
New Era Technology, Inc.	479	—
NexRev, LLC	1,000	—
NNE Issuer, LLC	—	5,542
NuStep, LLC	300	300
Permian Holdco 2, Inc.	—	97
PPC/Shift, LLC	—	500
Resolute Industrial LLC	—	5,750
SI East, LLC	2,500	—
Tedder Acquisition, LLC	180	—
Volusion, LLC	1,961	—
Wireless Vision Holdings, LLC	693	2,084
Unfunded Capital Commitments
Brightwood Capital Fund III, LP	1,000	1,000
Brightwood Capital Fund IV, LP	8,000	9,000
Copper Trail Energy Fund I LP	1,754	2,500
Freeport First Lien Loan Fund III, LP	3,942	4,941
Total	$62,537	$45,447

Recent Developments

On January 11, 2019, we filed a tender offer statement on Schedule TO with the SEC, to commence an offer by us to purchase, as approved by our board of directors, the lesser of (i) the number of shares of our common stock that we can repurchase with the proceeds we received from the issuance of shares of our common stock under our distribution reinvestment plan during the prior calendar quarter and (ii) 2.5% of the weighted average number of shares of our common stock outstanding in the prior four calendar quarters. On February 28, 2019, we purchased, in accordance with the terms of the tender offer, a total of 820,174.35 shares of our common stock validly tendered and not withdrawn on a pro-rata basis at a price of $7.99 per share, which was the net asset value per share as of February 26, 2019, for an aggregate purchase price of approximately $6.6 million, an amount equal to the proceeds we received from the issuance of shares of our common stock under our distribution reinvestment plan during the prior calendar quarter. Approximately 56.1% of the number of shares tendered by each stockholder who participated in the tender offer was repurchased.

On March 4, 2019, we, the Adviser and the Sub-Adviser entered into a conditional income incentive fee agreement (the “Fourth Quarter 2018 Fee Waiver Agreement”), pursuant to which, for a period from October 1, 2018 through December 31, 2018, the

Advisers would waive payments in respect of the “subordinated incentive fee on income,” as such term is defined in the Investment Advisory Agreement, upon the occurrence of any event that, in the Advisers’ sole discretion, causes such waiver to be deemed necessary. The Fourth Quarter 2018 Fee Waiver Agreement may require us to repay previously waived Expense Support Payments or waived base management fees or incentive fees under certain circumstances. The previously waived fees are potentially subject to repayment by us, if at all, within a period not to exceed three years from the date of each respective waiver.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, in particular changes in interest rates. Changes in interest rates may affect our interest income from portfolio investments, the fair value of our fixed income investments, and our cost of funding.

Our interest income will be affected by changes in various interest rates, including LIBOR and prime rates, to the extent any of our debt investments include floating interest rates. We generally invest in floating rate debt instruments, meaning that the interest rate payable on such instrument resets periodically based upon changes in a specified interest rate index, typically the one-month or three-month LIBOR. As of December 31, 2018, approximately 89.5% of our LMM, Private Loan, and Middle Market portfolio debt investments (based on cost) contained floating interest rates. As of December 31, 2018, the one-month and three-month LIBOR was approximately 2.5% and 2.8% respectively. However, many of our investments provide that the specified interest rate on such instruments will never fall below a level, or floor, generally between 100 and 150 basis points, equal to 1.0% to 1.5%, regardless of the level of the specified index rate.

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

The following table shows the approximate annualized increase or decrease (dollars in thousands) in the components of net investment income due to hypothetical interest rate index changes, assuming no changes in our investments and borrowings as of December 31, 2018.

Change in interest rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 200 basis points	$(14,045)	$(10,180)	$(3,865)
Down 100 basis points	(8,776)	(5,090)	(3,686)
Down 50 basis points	(4,408)	(2,545)	(1,863)
Up 50 basis points	4,408	2,545	1,863
Up 100 basis points	8,815	5,090	3,725
Up 200 basis points	17,630	10,180	7,450
Up 300 basis points	26,445	15,270	11,175

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

If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. As of December 31, 2018, we had not entered into any interest rate hedging arrangements.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
HMS Income Fund, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of HMS Income Fund, Inc. (a Maryland corporation) and subsidiaries (the “Company”), including the consolidated schedule of investments, as of December 31, 2018 and 2017, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and the financial highlights (see Note 7) for each of the five years in the period ended December 31, 2018 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 and the financial highlights for each of the five years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included verification by confirmation of securities as of December 31, 2018 and 2017, by correspondence with the portfolio companies and custodians, or by other appropriate auditing procedures where replies were not received. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2012.

Houston, Texas
March 8, 2019

PART I — FINANCIAL INFORMATION

HMS Income Fund, Inc.
Consolidated Balance Sheets
(dollars in thousands, except share and per share amounts)

	December 31, 2018	December 31, 2017
ASSETS
Portfolio investments at fair value:
Non-Control/Non-Affiliate investments (amortized cost: $932,495 and $948,029 as of December 31, 2018 and December 31, 2017, respectively)	$901,518	$922,898
Affiliate investments (amortized cost: $143,372 and $71,708 as of December 31, 2018 and December 31, 2017, respectively)	149,323	76,862
Control investments (amortized cost: $45,821 and $44,592 as of December 31, 2018 and December 31, 2017, respectively)	55,727	49,679
Total portfolio investments	1,106,568	1,049,439

Cash and cash equivalents	21,757	45,791
Interest receivable	9,292	8,638
Receivable for securities sold	918	4,959
Prepaid and other assets	4,038	4,072
Deferred financing costs (net of accumulated amortization of $1,642 and $309 as of December 31, 2018 and December 31, 2017, respectively)	4,857	6,163
Total assets	$1,147,430	$1,119,062

LIABILITIES
Accounts payable and other liabilities	$2,456	$1,459
Stockholder distributions payable	4,676	4,772
Base management fees payable	5,854	5,682
Due to affiliates	57	59
Directors’ fees payable	21	17
Payable for securities purchased	—	29,284
Credit facilities payable	509,000	430,000
Total liabilities	522,064	471,273

Commitments and Contingencies (Note 13)

NET ASSETS
Common stock, $.001 par value; 150,000,000 shares authorized, 78,584,824 and 79,511,731 issued and outstanding as of December 31, 2018 and December 31, 2017, respectively	79	80
Additional paid in capital	678,627	685,593
Total accumulated earnings (loss)	(53,340)	(37,884)
Total net assets	625,366	647,789

Total liabilities and net assets	$1,147,430	$1,119,062

Net asset value per share	$7.96	$8.15

 See notes to the consolidated financial statements.

HMS Income Fund, Inc.
Consolidated Statements of Operations
(dollars in thousands, except share and per share amounts)

	For The Year Ended December 31,
	2018	2017	2016
INVESTMENT INCOME:
From non-control/non-affiliate investments:
Interest income	$92,014	$90,167	$79,454
Fee income	1,836	2,121	903
Dividend income	1,250	683	563
From affiliate investments:
Interest income	9,149	4,850	2,229
Fee income	141	180	276
Dividend income	2,551	1,904	1,463
From control investments:
Interest income	609	663	740
Fee income	82	73	81
Dividend income	3,786	1,027	107
Total investment income	111,418	101,668	85,816
EXPENSES:
Interest expense	24,817	18,317	15,055
Base management and incentive fees	26,522	23,427	19,177
Internal administrative services expenses	2,688	3,014	2,315
Offering costs	407	1,861	901
Professional fees	864	645	1,056
Insurance	191	191	191
Other general and administrative	2,044	1,518	1,440
Expenses before fee and expense waivers	57,533	48,973	40,135
Waiver of incentive fees	(3,333)	(1,642)	(26)
Waiver of internal administrative services expenses	(2,688)	(3,014)	(2,315)
Total expenses, net of fee and expense waivers	51,512	44,317	37,794
Net investment income before taxes	59,906	57,351	48,022
Income tax expense (benefit), including excise tax	1,019	624	336
NET INVESTMENT INCOME	58,887	56,727	47,686
NET REALIZED GAIN (LOSS) ON INVESTMENTS
Non-Control/Non-Affiliate investments	(19,150)	(3,322)	(19,308)
Affiliate investments	903	951	—
Control investments	—	—	—
Total net realized loss on investments	(18,247)	(2,371)	(19,308)
NET REALIZED INCOME	40,640	54,356	28,378
NET CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION) ON INVESTMENTS
Non-Control/Non-Affiliate investments	(5,935)	(5,767)	34,185
Affiliate investments	755	2,608	1,601
Control investments	4,818	1,429	2,420
Total net change in unrealized appreciation (depreciation) on investments	(362)	(1,730)	38,206
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$40,278	$52,626	$66,584
PER SHARE INFORMATION – BASIC AND DILUTED
NET INVESTMENT INCOME PER SHARE	$0.74	$0.73	$0.70
NET REALIZED INCOME PER SHARE	$0.51	$0.70	$0.41
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE (EARNINGS PER SHARE)	$0.51	$0.68	$0.97
WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	79,250,498	77,718,813	68,029,977
See notes to the consolidated financial statements.

HMS Income Fund, Inc.
Consolidated Statements of Changes in Net Assets
(dollars in thousands, except share and per share amounts)

	For The Year Ended December 31,
	2018	2017	2016
Change in Net Assets from Operations:
Net investment income	$63,060	$58,719	$51,269
Net realized loss on investments	(22,420)	(4,363)	(22,891)
Net change in unrealized appreciation (depreciation) on investments	(362)	(1,730)	38,206
Net increase in net assets resulting from operations	40,278	52,626	66,584
Change in Net Assets from Stockholders’ Distributions:
Net decrease in net assets resulting from stockholders’ distributions	(55,512)	(54,414)	(47,761)
Change in Net Assets from Capital Share Transactions:
Issuance of common stock, net of issuance costs	—	47,077	73,491
Reinvestment of stockholder distributions	27,101	27,641	24,766
Repurchase of common stock	(34,290)	(22,974)	(10,899)
Net increase (decrease) in net assets resulting from capital share transactions	(7,189)	51,744	87,358

Total Increase (Decrease) in Net Assets	(22,423)	49,956	106,181
Net Assets at beginning of period	647,789	597,833	491,652
Net Assets at end of the period	$625,366	$647,789	$597,833

NAV per share at end of the period	$7.96	$8.15	$8.15

Distributions declared per share	$0.70	$0.70	$0.70

Common shares outstanding, beginning of period	79,511,731	73,382,971	62,382,044
Issuance of common shares	—	5,625,617	9,271,585
Issuance of common shares pursuant to distribution reinvestment plan	3,263,698	3,316,991	3,115,762
Repurchase of common shares	(4,190,605)	(2,813,848)	(1,386,420)
Common shares outstanding, end of period	78,584,824	79,511,731	73,382,971

See notes to the consolidated financial statements.

HMS Income Fund, Inc.
Consolidated Statements of Cash Flows
(dollars in thousands)

	For The Year Ended December 31,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$40,278	$52,626	$66,584
Adjustments to reconcile net increase in net assets resulting from operations to net cash generated from (used in) operating activities:
Principal repayments received, proceeds from sales of investments in portfolio companies	494,730	525,018	349,564
Investments in portfolio companies	(585,010)	(551,797)	(464,882)
Net change in unrealized depreciation (appreciation) on investments	362	1,730	(38,206)
Net realized loss on sale of portfolio investments	18,247	2,371	19,308
Amortization of deferred financing costs	1,333	1,327	1,492
Amortization of deferred offering costs	407	1,861	901
Accretion of unearned income	(9,830)	(13,135)	(8,363)
Net payment-in-kind interest accrual	(1,895)	(1,255)	(469)
Changes in other assets and liabilities:
Interest receivable	(654)	(1,434)	723
Prepaid and other assets	1,191	(5,040)	103
Due to affiliates	(2)	(60)	24
Base management fees payable	172	628	533
Accounts payable and other liabilities	844	295	204
Directors’ fees payable	4	5	(2)
Payable for unsettled trades	—	(932)	932
Net cash generated from (used in) operating activities	(39,823)	12,208	(71,554)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	—	51,109	80,611
Redemption of common stock	(34,290)	(22,974)	(10,899)
Payment of selling commissions and dealer manager fees	—	(4,118)	(7,033)
Payment of offering costs	(407)	(1,160)	(1,603)
Payment of stockholder distributions	(28,507)	(26,356)	(22,359)
Repayments on credit facilities payable	(363,000)	(480,276)	(388,000)
Proceeds from credit facilities payable	442,000	497,276	421,000
Payment of deferred financing costs	(7)	(3,637)	(445)
Net cash generated from financing activities	15,789	9,864	71,272

Net increase (decrease) in cash and cash equivalents	(24,034)	22,072	(282)

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	45,791	23,719	24,001

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$21,757	$45,791	$23,719

See notes to the consolidated financial statements.

HMS Income Fund, Inc. Consolidated Schedule of Investments
As of December 31, 2018
(dollars in thousands)
Portfolio Company (1) (3)	Business Description	Type of Investment (2) (3)	Index Rate (22)	Principal (7)	Cost (7)	Fair Value (26)

Control Investments (6)
Copper Trail Energy Fund I, LP (9) (15)	Investment Partnership	LP Interests (Copper Trail Energy Fund I, LP) (Fully diluted 30.10%) (16)	—	$—	$3,745	$4,468
CTMH, LP (9) (15)	Investment Partnership	LP Interests (CTMH, LP) (Fully diluted 38.80%)	—	—	872	872
GRT Rubber Technologies, LLC (10) (13)	Manufacturer of Engineered Rubber Products	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 9.35%, Secured Debt (Maturity - December 31, 2023) (8)	1 month LIBOR	4,797	4,770	4,797
		Member Units (2,896 units) (16)	—	—	6,434	19,239
					11,204	24,036
HMS-ORIX SLF LLC (9) (15)	Investment Partnership	Membership Interests (Fully diluted 60.00%) (16)	—	—	30,000	26,351

Subtotal Control Investments (6) (5% of total investments at fair value)					$45,821	$55,727
Affiliate Investments (4)
AFG Capital Group, LLC (10) (13)	Provider of Rent-to-Own Financing Solutions and Services	Member Units (46 units) (16)	—	$—	$300	$995
		Warrants (10 equivalent units, Expiration - November 7, 2024)	—	—	65	237
					365	1,232
Brewer Crane Holdings, LLC (10) (13)	Provider of Crane Rental and Operating Services	LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 12.35%, Secured Debt (Maturity - January 9, 2023) (8)	1 month LIBOR	2,387	2,347	2,347
		Preferred Member Units (737 units) (16)	—	—	1,070	1,070
					3,417	3,417
Chamberlin Holding, LLC (10) (13)	Roofing and Waterproofing Specialty Subcontractor	LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 12.75%, Secured Debt (Maturity - February 23, 2023) (8)	1 month LIBOR	5,051	4,933	4,933
		Member Units (1,087 units) (16)	—	—	2,860	4,735
		Member Units (Langfield RE, LLC) (1 unit) (16)	—	—	183	183
					7,976	9,851
Charlotte Russe, Inc.	Fast-Fashion Retailer to Young Women	8.50% Secured Debt (Maturity - February 2, 2023)	None	6,237	6,237	3,090
		Common Stock (14,973 shares)	—	—	2,470	—
					8,707	3,090
Charps, LLC (10) (13)	Pipeline Maintenance and Construction	12.00% Secured Debt (Maturity - February 3, 2022)	None	2,975	2,922	2,975
		Preferred Member Units (400 units) (16)	—	—	100	568
					3,022	3,543
Clad-Rex Steel, LLC (10) (13)	Specialty Manufacturer of Vinyl-Clad Metal	LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 11.35%, Secured Debt (Maturity - December 20, 2021) (8)	1 month LIBOR	3,020	2,979	3,020
		Member Units (179 units) (16)	—	—	1,820	2,653
		10.00% Secured Debt (Clad-Rex Steel RE Investor, LLC) (Maturity - December 19, 2036)	None	291	288	288
		Member Units (Clad-Rex Steel RE Investor, LLC) (200 units)	—	—	53	88
					5,140	6,049
Digital Products Holdings LLC (10) (13)	Designer and Distributor of Consumer Electronics	LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 12.38%, Secured Debt (Maturity - March 31, 2023) (8)	1 month LIBOR	6,435	6,320	6,320
		Preferred Member Units (863 units) (16)	—	—	2,116	2,116
					8,436	8,436
Direct Marketing Solutions, Inc. (10) (13)	Provider of Omni-Channel Direct Marketing Services	LIBOR Plus 11.00% (Floor 1.00%), Current Coupon 13.38%, Secured Debt (Maturity - February 13, 2023) (8)	1 month LIBOR	4,503	4,396	4,404
		Preferred Stock (2,100 shares)	—	—	2,100	3,725
					6,496	8,129
Freeport Financial Funds (9) (15)	Investment Partnership	LP Interests (Freeport First Lien Loan Fund III, LP) (Fully diluted 6.00%) (16)	—	$—	$11,155	$10,980
Gamber-Johnson Holdings, LLC (10) (13)	Manufacturer of Ruggedized Computer Mounting Systems	LIBOR Plus 7.50% (Floor 2.00%), Current Coupon 9.85%, Secured Debt (Maturity - June 24, 2021) (8)	1 month LIBOR	5,371	5,299	5,371
		Member Units (2,155 units) (16)	—	—	3,711	11,365
					9,010	16,736
Guerdon Modular Holdings, Inc. (10) (13)	Multi-Family and Commercial Modular Construction Company	13.00% Secured Debt (Maturity - March 1, 2019)	None	3,147	3,124	3,001
		Common Stock (53,008 shares)	—	—	746	—
		Class B Preferred Stock (101,250 shares)	—	—	285	—
					4,155	3,001
Gulf Publishing Holdings, LLC (10) (13)	Energy Industry Focused Media and Publishing	12.50% Secured Debt (Maturity - April 29, 2021)	None	3,166	3,131	3,131
		Member Units (920 units)	—	—	920	1,030
					4,051	4,161
Harris Preston Fund Investments (9) (15)	Investment Partnership	LP Interests (HPEP 3, LP) (Fully diluted 8.20%) (16)	—	—	1,733	1,733
		LP Interests (2717 MH, LP) (Fully diluted 49.30%) (16)	—	—	1,040	1,133
					2,773	2,866
Hawk Ridge Systems, LLC (9) (10) (13)	Value-Added Reseller of Engineering Design and Manufacturing Solutions	10.50% Secured Debt (Maturity - December 2, 2021)	None	3,575	3,526	3,575
		Preferred Member Units (56 units) (16)	—	—	713	1,815
		Preferred Member Units (HRS Services, ULC) (56 units) (16)	—	—	38	95
					4,277	5,485
HW Temps LLC (10) (13)	Temporary Staffing Solutions	LIBOR Plus 13.00% (Floor 1.00%), Current Coupon 15.35%, Secured Debt (Maturity - July 2, 2020) (8)	1 month LIBOR	2,494	2,469	2,484
		Preferred Member Units (800 units) (16)	—	—	986	986
					3,455	3,470
KMC Investor, LLC (10) (13)	Precision Metal Parts Manufacturing	11.50% Secured Debt (Maturity - October 31, 2023)	None	7,000	6,795	6,795
		11.50% Secured Debt (Maturity - October 31, 2020)	None	266	259	259
		9.00% Secured Debt (Maturity - October 31, 2048)	None	1,001	991	991
		Member Units (145 units)	—	—	248	248
		Member Units (KMC RE Investor, LLC) (200 units)	—	—	3,060	3,060
					11,353	11,353
Market Force Information, Inc. (10) (13)	Provider of Customer Experience Management Services	LIBOR Plus 11.00% (Floor 1.00%), Current Coupon 13.74%, Secured Debt (Maturity - July 28, 2022) (8)	1 month LIBOR	5,700	5,617	5,617
		LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 9.74%, Secured Debt (Maturity - July 28, 2022) (8)	1 month LIBOR	50	50	50
		Member Units (170,000 units)	—	—	3,675	3,275
					9,342	8,942
M.H. Corbin Holding LLC (10) (13)	Manufacturer and Distributor of Traffic Safety Products	10.00% Current / 3.00% PIK Secured Debt (Maturity - August 31, 2020) (18)	None	3,066	3,032	2,934
		Preferred Member Units (1,000 units)	—	—	1,500	250
					4,532	3,184
Mystic Logistics Holdings, LLC (10) (13)	Logistics and Distribution Services Provider for Large Volume Mailers	12.00% Secured Debt (Maturity - August 15, 2019)	None	1,884	1,871	1,877
		Common Stock (1,468 shares) (16)	—	—	680	52
					2,551	1,929
NexRev, LLC (10) (13)	Provider of Energy Efficiency Products & Services	11.00% Secured Debt (Maturity - February 28, 2023)	None	$4,360	$4,276	$4,322
		Preferred Member Units (21,600,000 units) (16)	—	—	1,720	1,972
					5,996	6,294
NuStep, LLC (10) (13)	Designer, Manufacturer and Distributor of Fitness Equipment	12.00% Secured Debt (Maturity - January 31, 2022)	None	5,150	5,072	5,073
		Preferred Member Units (102 units)	—	—	2,550	2,550
					7,622	7,623
SI East, LLC (10) (13)	Rigid Industrial Packaging Manufacturing	10.25% Secured Debt (Maturity - August 31, 2023)	None	11,750	11,571	11,582
		Preferred Member Units (52 units)	—	—	2,000	2,000
					13,571	13,582
Tedder Acquisition, LLC (10) (13)	Manufacturer of Firearm Holsters and Accessories	12.00% Secured Debt (Maturity - August 31, 2023)	None	4,100	3,983	3,983
		12.00% Secured Debt (Maturity - August 31, 2020)	None	120	118	118
		Preferred Member Units (110 units)	—	—	1,869	1,869
					5,970	5,970

Subtotal Affiliate Investments (4) (13% of total investments at fair value)					$143,372	$149,323

Non-Control/Non-Affiliate Investments (5)
AAC Holdings Inc. (8)	Substance Abuse Treatment Service Provider	LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 9.28%, Secured Debt (Maturity - June 30, 2023)	3 month LIBOR	$14,500	$14,245	$14,463
Adams Publishing Group, LLC (8) (11)	Local Newspaper Operator	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 9.93%, Secured Debt (Maturity - July 3, 2023)	3 month LIBOR	8,108	7,942	7,942
		PRIME Plus 4.00% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity - July 3, 2023)	PRIME	4,250	4,160	4,160
					12,102	12,102
ADS Tactical, Inc. (8) (11)	Value-Added Logistics and Supply Chain Solutions Provider to the Defense Industry	LIBOR Plus 6.25% (Floor 0.75%), Current Coupon 8.77%, Secured Debt (Maturity - July 26, 2023)	1 month LIBOR	16,416	16,319	15,306
Aethon United BR, LP (8) (11)	Oil & Gas Exploration & Production	LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 9.14%, Secured Debt (Maturity - September 8, 2023) (14)	1 month LIBOR	4,063	4,011	3,817
Allen Media, LLC (8)	Operator of Cable Television Networks	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 9.21%, Secured Debt (Maturity - August 30, 2023)	3 month LIBOR	17,142	16,671	16,650
Allflex Holdings III Inc. (8)	Manufacturer of Livestock Identification Products	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 9.48%, Secured Debt (Maturity - July 19, 2021) (14)	3 month LIBOR	13,232	13,321	13,125
American Nuts, LLC (8) (11)	Roaster, Mixer and Packager of Bulk Nuts and Seeds	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 10.90%, Secured Debt (Maturity - April 10, 2023)	3 month LIBOR	11,194	10,965	10,475
		LIBOR Plus 8.50% (Floor 1.00%), PIK 9.50%, Secured Debt (Maturity - April 10, 2023)	1 month LIBOR	1,125	1,107	1,107
					12,072	11,582
American Scaffold Holdings, Inc. (8) (11)	Marine Scaffolding Service Provider	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 9.30%, Secured Debt (Maturity - March 31, 2022)	3 month LIBOR	6,656	6,593	6,623
American Teleconferencing Services, Ltd. (8)	Provider of Audio Conferencing and Video Collaboration Solutions	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 9.09%, Secured Debt (Maturity - December 8, 2021)	3 month LIBOR	14,586	13,938	12,180
Apex Linen Service, Inc. (10) (13)	Industrial Launderers	16.00% Secured Debt (Maturity - October 30, 2022)	None	3,604	3,560	3,560
		LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 11.35%, Secured Debt (Maturity - October 30, 2022) (8)	1 month LIBOR	600	600	600
					4,160	4,160
APTIM Corp	Engineering, Construction and Procurement	7.75% Secured Debt (Maturity - June 15, 2025)	None	$6,952	$6,163	$5,284
Arcus Hunting, LLC (8) (11)	Manufacturer of Bowhunting and Archery Products and Accessories	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 9.40%, Secured Debt (Maturity - November 13, 2019)	1 month LIBOR	7,493	7,459	7,492
Arise Holdings, Inc. (11)	Tech-Enabled Business Process Outsourcing	Preferred Stock (1,000,000 shares)	—	—	1,000	1,704
ASC Ortho Management Company, LLC (11)	Provider of Orthopedic Services	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 9.90%, Secured Debt (Maturity - August 31, 2023) (8)	3 month LIBOR	4,660	4,560	4,574
		13.25% PIK Secured Debt (Maturity - December 1, 2023) (14)	None	1,571	1,532	1,532
					6,092	6,106
ATI Investment Sub, Inc. (8)	Manufacturer of Solar Tracking Systems	LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 9.76%, Secured Debt (Maturity - June 22, 2021)	1 month LIBOR	4,135	4,062	3,718
ATX Networks Corp. (8) (9)	Provider of Radio Frequency Management Equipment	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 8.39%, Current Coupon plus PIK 9.39%, Secured Debt (Maturity - June 11, 2021)	3 month LIBOR	13,982	13,827	13,284
BarFly Ventures, LLC (11)	Casual Restaurant Group	12.00% Secured Debt (Maturity - August 31, 2020)	None	3,395	3,362	3,339
		Warrants (.410 equivalent units, Expiration - August 31, 2025)	—	—	158	137
		Options (.99 equivalent units)	—	—	202	313
					3,722	3,789
BBB Tank Services, LLC (10) (13)	Maintenance, Repair and Construction Services to the Above-Ground Storage Tank Market	LIBOR Plus 11.00% (Floor 1.00%), Current Coupon 13.35%, Secured Debt (Maturity - April 8, 2021) (8)	1 month LIBOR	1,000	992	962
		Preferred Stock (non-voting)	—	—	28	28
		Member Units (200,000 units)	—	—	200	58
					1,220	1,048
Berry Aviation, Inc. (11)	Charter Airline Services	10.50% Current / 1.50% PIK, Secured Debt (Maturity - January 6, 2024) (14)	None	4,480	4,417	4,438
		Preferred Member Units (Berry Acquisition, LLC) (1,548,387 units, 8.00% cumulative) (16)	—	—	1,548	1,609
					5,965	6,047
BigName Commerce, LLC (8) (11)	Provider of Envelopes and Complimentary Stationery Products	LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 9.65%, Secured Debt (Maturity - May 11, 2022)	1 month LIBOR	2,462	2,441	2,370
Binswanger Enterprises, LLC (11)	Glass Repair and Installation Service Provider	LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 10.74%, Secured Debt (Maturity - March 9, 2022) (8)	3 month LIBOR	14,270	14,073	13,651
		Member Units (1,050,000 units)	—	—	1,050	1,330
					15,123	14,981
Bluestem Brands, Inc. (8)	Multi-Channel Retailer of General Merchandise	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 10.02%, Secured Debt (Maturity - November 6, 2020)	3 month LIBOR	12,198	12,087	7,888
Boccella Precast Products, LLC (10) (13)	Manufacturer of Precast Hollow Core Concrete	LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 12.40%, Secured Debt (Maturity - June 30, 2022) (8)	1 month LIBOR	3,931	3,856	3,931
		Member Units (540,000 units) (16)	—	—	540	1,270
					4,396	5,201
Brightwood Capital Fund Investments (9) (15)	Investment Partnership	LP Interests (Brightwood Capital Fund III, LP) (Fully diluted 1.60%) (16)	—	—	4,075	3,421
		LP Interests (Brightwood Capital Fund IV, LP) (Fully diluted 0.80%) (16)	—	—	4,037	4,126
					8,112	7,547
Buca C, LLC (10) (13)	Casual Restaurant Group	LIBOR Plus 9.25% (Floor 1.00%), Current Coupon 11.63%, Secured Debt (Maturity - June 30, 2020) (8)	1 month LIBOR	$12,735	$12,648	$12,648
		Preferred Member Units (4 units, 6.00% cumulative) (16)	—	—	2,866	2,955
					15,514	15,603
Cadence Aerospace, LLC (8) (11)	Aerospace Manufacturing	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 9.06%, Secured Debt (Maturity - November 14, 2023)	3 month LIBOR	19,469	19,301	18,244
CAI Software, LLC (10) (13)	Provider of Specialized Enterprise Resource Planning Software	12.00% Secured Debt (Maturity - December 7, 2023)	None	2,720	2,715	2,720
		Member Units (16,742 units) (16)	—	—	188	679
					2,903	3,399
Cenveo Corporation	Provider of Digital Marketing Agency Services	LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 11.54%, Secured Debt (Maturity - June 7, 2023) (8)	2 month LIBOR	4,995	4,618	4,742
		Common Stock (138,889 shares)	—	—	4,163	2,153
					8,781	6,895
Clarius BIGS, LLC (11) (18)	Prints & Advertising Film Financing	15.00% PIK Secured Debt (Maturity - January 5, 2015) (18)	None	2,128	1,870	32
		20.00% PIK Secured Debt (Maturity - January 5, 2015) (18)	None	770	677	12
					2,547	44
Clickbooth.com, LLC (8) (11)	Provider of Digital Advertising Performance Marketing Solutions	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 10.90%, Secured Debt (Maturity - December 5, 2022)	3 month LIBOR	2,925	2,876	2,750
Construction Supply Investments, LLC (11)	Distribution Platform of Specialty Construction Materials to Professional Concrete and Masonry Contractors	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 8.62%, Secured Debt (Maturity - June 30, 2023) (8)	2 month LIBOR	15,422	15,351	15,384
		Member units (42,207 units)	—	—	4,221	4,290
					19,572	19,674
CTVSH, PLLC (8) (11) (13)	Emergency Care and Specialty Service Animal Hospital	LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 10.74%, Secured Debt (Maturity - August 3, 2022)	1 month LIBOR	2,813	2,768	2,735
Datacom, LLC (10) (13) (18)	Technology and Telecommunications Provider	5.25% Current / 5.25% PIK, Current Coupon 10.50% Secured Debt (Maturity - May 30, 2019) (18)	None	1,384	1,377	1,082
		8.00% Secured Debt (Maturity - May 30, 2018) (18)	None	200	200	188
		Class A Preferred Member Units (1,530 units)	—	—	144	—
		Class B Preferred Member Units (717 units)	—	—	670	—
					2,391	1,270
Digital River, Inc. (8)	Provider of Outsourced e-Commerce Solutions and Services	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 8.78%, Secured Debt (Maturity - February 12, 2021)	3 month LIBOR	9,779	9,710	9,681
DTE Enterprises, LLC (11)	Industrial Powertrain Repair and Services	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 10.12%, Secured Debt (Maturity - April 13, 2023) (8)	3 month LIBOR	12,491	12,263	11,593
		Class AA Preferred Member Units (non-voting) (16)	—	—	758	778
		Class A Preferred Member Units (776,316 units) (16)	—	—	776	1,300
					13,797	13,671
Dynamic Communities, LLC (8) (11)	Developer of Business Events and Online Community Groups	LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 10.80%, Secured Debt (Maturity - July 17, 2023)	3 month LIBOR	5,565	5,460	5,462
Elite SEM, Inc. (8) (11)	Provider of Digital Marketing Agency Services	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 11.27%, Secured Debt (Maturity - February 1, 2022)	3 month LIBOR	6,875	6,749	6,749
Epic Y-Grade Services, LP (8)	NGL Transportation & Storage	LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 8.02%, Secured Debt (Maturity - June 13, 2024)	1 month LIBOR	17,500	17,174	16,625
Evergreen Skills Lux S.á r.l. (d/b/a Skillsoft) (8) (9)	Technology-Based Performance Support Solutions	LIBOR Plus 8.25% (Floor 1.00%), Current Coupon 10.77%, Secured Debt (Maturity - April 28, 2022) (14)	1 month LIBOR	$10,900	$10,585	$6,123
Extreme Reach, Inc. (8)	Integrated TV and Video Advertising Platform	LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 8.78%, Secured Debt (Maturity - February 7, 2020)	1 month LIBOR	16,152	16,145	16,065
Felix Investments Holdings II, LLC (8) (11)	Oil and Gas Exploration and Production	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 9.10%, Secured Debt (Maturity - August 9, 2022)	3 month LIBOR	3,333	3,279	3,141
Flavors Holdings, Inc. (8)	Global Provider of Flavoring and Sweetening Products and Solutions	LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 8.55%, Secured Debt (Maturity - April 3, 2020)	3 month LIBOR	11,666	11,367	10,849
GI KBS Merger Sub LLC (8)	Outsourced Janitorial Service Provider	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 11.02%, Secured Debt (Maturity - April 29, 2022) (14)	3 month LIBOR	14,700	14,634	14,828
Good Source Solutions, Inc. (8) (11)	Specialized Food Distributor	LIBOR Plus 8.34% (Floor 1.00%), Current Coupon 11.14%, Secured Debt (Maturity - June 29, 2023)	3 month LIBOR	5,000	4,952	4,952
GoWireless Holdings, Inc. (8)	Provider of Wireless Telecommunications Carrier Services	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 9.02%, Secured Debt (Maturity - December 22, 2024)	3 month LIBOR	15,740	15,609	15,313
HDC/HW Intermediate Holdings, LLC (8) (11)	Managed Services and Hosting Provider	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 10.29%, Secured Debt (Maturity - December 21, 2023)	3 month LIBOR	1,799	1,759	1,763
Hoover Group, Inc. (8) (9) (11)	Provider of Storage Tanks and Related Products to the Energy and Petrochemical Markets	LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 9.90%, Secured Debt (Maturity - January 28, 2021)	3 month LIBOR	14,697	14,089	13,815
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 8.71%, Secured Debt (Maturity - January 28, 2020)	3 month LIBOR	5,125	4,664	4,657
					18,753	18,472
Hunter Defense Technologies, Inc. (8) (11)	Provider of Military and Commercial Shelters and Systems	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 9.80%, Secured Debt (Maturity - March 29, 2023)	3 month LIBOR	8,811	8,531	8,262
Hydrofarm Holdings, LLC (8) (11)	Wholesaler of Horticultural Products	LIBOR Plus 10.00%, Current Coupon 3.62% / 8.61% PIK, Current Coupon Plus PIK 12.30%, Secured Debt (Maturity - May 12, 2022)	1 month LIBOR	7,214	7,084	5,643
iEnergizer Limited (8) (9)	Provider of Business Outsourcing Solutions	LIBOR Plus 6.00% (Floor 1.25%), Current Coupon 8.53%, Secured Debt (Maturity - May 1, 2019)	1 month LIBOR	12,086	12,050	12,101
Implus Footcare, LLC (8) (11)	Provider of Footwear and Related Accessories	LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 9.55%, Secured Debt (Maturity - April 30, 2021)	3 month LIBOR	17,153	17,000	16,762
Independent Pet Partners Intermediate Holdings, LLC (11)	Omnichannel Retailer of Specialty Pet Products	LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 11.90%, Secured Debt (Maturity - November 19, 2023) (8)	6 month LIBOR	1,589	1,557	1,557
		Member Units (1,191,667 units)	—	—	1,192	1,192
					2,749	2,749
Industrial Services Acquisitions, LLC (11)	Industrial Cleaning Services	6.00% Current / 7.00% PIK, Current Coupon 13.00%, Unsecured Debt (Maturity - December 17, 2022) (17)	None	11,198	11,048	10,246
		Member Units (Industrial Services Investments, LLC) (336 units; 10.00% cumulative)	—	—	202	202
		Member Units (Industrial Services Investments, LLC) (2,100,000 units)	—	—	2,100	490
					13,350	10,938
Inn of the Mountain Gods Resort and Casino	Hotel & Casino Owner & Operator	9.25% Secured Debt (Maturity - November 30, 2020) (14)	None	8,254	8,254	7,882
Intermedia Holdings, Inc. (8)	Unified Communications as a Service	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 8.52%, Secured Debt (Maturity - July 19, 2025)	1 month LIBOR	11,571	11,461	11,557
Isagenix International, LLC (8)	Direct Marketer of Health and Wellness Products	LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 8.55%, Secured Debt (Maturity - June 14, 2025)	3 month LIBOR	6,268	6,208	6,095
JAB Wireless, Inc. (8) (11)	Fixed Wireless Broadband Provider	LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 10.39%, Secured Debt (Maturity - May 2, 2023)	1 month LIBOR	14,888	14,753	13,987
Jacent Strategic Merchandising, LLC (8) (11)	General Merchandise Distribution	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 10.27%, Secured Debt (Maturity -September 16, 2020)	3 month LIBOR	$10,740	$10,641	$10,688
Jackmont Hospitality, Inc. (8) (11)	Franchisee of Casual Dining Restaurants	LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 9.26%, Secured Debt (Maturity - May 26, 2021)	1 month LIBOR	8,329	8,314	8,329
Jacuzzi Brands LLC (8)	Manufacturer of Bath and Spa Products	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 9.52%, Secured Debt (Maturity - June 28, 2023)	1 month LIBOR	5,775	5,681	5,746
Joerns Healthcare, LLC (8)	Manufacturer and Distributor of Health Care Equipment & Supplies	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 8.71%, Secured Debt (Maturity - May 9, 2020)	3 month LIBOR	11,119	11,016	9,965
Knight Energy Services LLC (11)	Oil and Gas Equipment & Services	8.50% Secured Debt (Maturity - February 9, 2024)	None	760	760	760
		Class A-2 Shares (25,692 units)	—	—	1,843	1,843
					2,603	2,603
Larchmont Resources, LLC (9)	Oil & Gas Exploration & Production	LIBOR Plus 9.00% (Floor 1.00%) PIK, 11.77% PIK, Secured Debt (Maturity - August 7, 2020) (8)	3 month LIBOR	3,898	3,898	3,820
		Member units (Larchmont Intermediate Holdco, LLC) (4,806 units)	—	—	601	1,201
					4,499	5,021
Logix Acquisition Company, LLC (8) (11)	Competitive Local Exchange Carrier	LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 8.27%, Secured Debt (Maturity - December 22, 2024) (23)	1 month LIBOR	9,628	9,542	9,532
LSF9 Atlantis Holdings, LLC (8)	Provider of Wireless Telecommunications Carrier Services	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 8.38%, Secured Debt (Maturity - May 1, 2023)	1 month LIBOR	13,475	13,390	12,863
Lulu’s Fashion Lounge, LLC (8) (11)	Fast Fashion E-Commerce Retailer	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 9.52%, Secured Debt (Maturity - August 28, 2022)	1 month LIBOR	6,179	6,028	5,994
Meisler Operating, LLC (10) (13)	Provider of Short Term Trailer and Container Rental	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 10.90%, Secured Debt (Maturity - June 7, 2022) (8)	1 month LIBOR	5,120	5,015	5,022
		Member Units (Milton Meisler Holdings, LLC) (12,139 units)	—	—	1,214	1,445
					6,229	6,467
MHVC Acquisition Corp. (8)	Provider of Differentiated Information Solutions, Systems Engineering and Analytics	LIBOR Plus 5.25% (Floor 1.00%), Current Coupon 8.06%, Secured Debt (Maturity - April 29, 2024)	3 month LIBOR	7,860	7,817	7,664
Mills Fleet Farm Group LLC (8) (11)	Omnichannel Retailer of Work, Farm and Lifestyle Merchandise	LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 8.77%, Secured Debt (Maturity - October 24, 2024)	1 month LIBOR	15,000	14,707	15,000
Mobileum, Inc. (8) (11)	Provider of Big Data Analytics to Telecom Service Providers	LIBOR Plus 10.25% (Floor 0.75%), Current Coupon 13.06%, Secured Debt (Maturity - May 1, 2022) (14)	2 month LIBOR	7,500	7,429	7,429
New Era Technology, Inc. (8) (11)	Managed Services and Hosting Provider	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.99%, Secured Debt (Maturity - June 22, 2023)	1 month LIBOR	7,654	7,518	7,616
New Media Holdings II LLC (8) (9)	Local Newspaper Operator	LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 8.77%, Secured Debt (Maturity - July 14, 2022)	1 month LIBOR	9,718	9,622	9,645
NNE Partners, LLC (8) (11)	Oil & Gas Exploration & Production	LIBOR Plus 8.00%, Current Coupon 10.74%, Secured Debt (Maturity - March 2, 2022)	3 month LIBOR	20,417	20,271	19,572
North American Lifting Holdings, Inc. (8)	Crane Service Provider	LIBOR Plus 4.50% (Floor 1.00%), Current Coupon 7.30%, Secured Debt (Maturity - November 27, 2020)	3 month LIBOR	6,244	5,803	5,701
Novetta Solutions, LLC (8)	Provider of Advanced Analytics Solutions for Defense Agencies	LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 7.53%, Secured Debt (Maturity - October 17, 2022)	1 month LIBOR	14,977	14,648	14,602
NTM Acquisition Corp. (8)	Provider of B2B Travel Information Content	LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 8.96%, Secured Debt (Maturity - June 7, 2022)	3 month LIBOR	4,092	4,060	4,051
Pasha Group (8)	Diversified Logistics and Transportation Provided	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 10.06%, Secured Debt (Maturity - January 26, 2023)	2 month LIBOR	10,938	10,642	11,006

Permian Holdco 2, Inc.	Storage Tank Manufacturer	14.00% PIK Unsecured Debt (Maturity - October 15, 2021) (17)	None	$990	$990	$990
		Series A Preferred Shares (Permian Holdco 1, Inc.) (386,255 shares)	—	—	1,997	2,299
		Common Shares (Permian Holdco 1, Inc.) (386,255 shares)	—	—	—	—
					2,987	3,289
Pernix Therapeutics Holdings, Inc. (11)	Pharmaceutical Royalty	12.00% Secured Debt (Maturity - August 1, 2020)	None	2,652	2,639	1,782
Pier 1 Imports, Inc. (8)	Decorative Home Furnishings Retailer	LIBOR Plus 3.50% (Floor 1.00%), Current Coupon 6.38%, Secured Debt (Maturity - April 30, 2021)	3 month LIBOR	7,455	7,164	5,358
PricewaterhouseCoopers Public Sector LLP (8)	Provider of Consulting Services to Governments	LIBOR Plus 7.50%, Current Coupon 9.74%, Secured Debt (Maturity - May 1, 2026) (14)	1 month LIBOR	13,100	13,054	13,166
Prowler Acquisition Corporation (8)	Specialty Distributor to the Energy Sector	LIBOR Plus 4.50% (Floor 1.00%), Current Coupon 7.30%, Secured Debt (Maturity - January 28, 2020)	3 month LIBOR	12,280	11,624	12,096
Resolute Industrial, LLC (11)	HVAC Equipment Rental and Remanufacturing	Class A units (601 units)	—	—	750	920
RM Bidder, LLC (11)	Scripted and Unscripted TV and Digital Programming Provider	Common Stock (1,854 shares)	—	—	31	7
		Series A Warrants (124,915 equivalent units, Expiration - October 20, 2025)	—	—	284	—
		Series B Warrants (93,686 equivalent units, Expiration - October 20, 2025)	—	—	—	—
					315	7
Salient Partners, LP (8) (11)	Provider of Asset Management Services	LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 8.27%, Secured Debt (Maturity - June 9, 2021)	1 month LIBOR	7,313	7,300	7,300
Slick Software Holdings LLC (10) (13)	Text Messaging Marketing Platform	14.00% Secured Debt (Maturity - September 13, 2023)	None	1,800	1,703	1,703
		Member units (17,500 units)	—	—	175	175
		Warrants (4,521 equivalent units, Expiration - September 13, 2028)	—	—	45	45
					1,923	1,923
Smart Modular Technologies, Inc. (8) (9) (11)	Provider of Specialty Memory Solutions	LIBOR Plus 6.25%, (Floor 1.00%), Current Coupon 8.86%, Secured Debt (Maturity - August 9, 2022)	3 month LIBOR	19,000	18,793	19,095
Sorenson Communications, Inc. (8)	Manufacturer of Communication Products for Hearing Impaired	LIBOR Plus 5.75% (Floor 2.25%), Current Coupon 8.56%, Secured Debt (Maturity - April 30, 2020)	3 month LIBOR	2,916	2,908	2,905
STL Parent Corp. (8)	Manufacturer and Servicer of Tank and Hopper Railcars	LIBOR Plus 7.00%, Current Coupon 9.52%, Secured Debt (Maturity - December 5, 2022)	1 month LIBOR	12,000	11,585	11,639
Strike, LLC (8)	Pipeline Construction and Maintenance Services	LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 10.59%, Secured Debt (Maturity - November 30, 2022)	3 month LIBOR	9,000	8,803	9,011
TE Holdings, LLC	Oil & Gas Exploration & Production	Common Units (72,785 units)	—	—	728	49
Teleguam Holdings, LLC (8)	Cable and Telecom Services Provider	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 11.02%, Secured Debt (Maturity - April 12, 2024) (14)	1 month LIBOR	7,750	7,620	7,798
TGP Holdings III LLC (8)	Outdoor Cooking & Accessories	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 11.30%, Secured Debt (Maturity - September 25, 2025) (14)	3 month LIBOR	5,000	5,000	4,850
TMC Merger Sub Corp (8)	Refractory & Maintenance Services Provider	LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 9.31%, Secured Debt (Maturity - October 31, 2022) (25)	1 month LIBOR	18,657	18,448	18,564
TOMS Shoes, LLC (8)	Global Designer, Distributor, and Retailer of Casual Footwear	LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 8.30%, Secured Debt (Maturity - October 30, 2020)	3 month LIBOR	4,813	4,641	3,798
Turning Point Brands, Inc. (8) (9) (11)	Marketer/Distributor of Tobacco Products	LIBOR Plus 7.00%, Current Coupon 9.46%, Secured Debt (Maturity - March 7, 2024) (14)	1 month LIBOR	8,500	8,424	8,585
TVG-I-E CMN Acquisition, LLC (8) (11)	Organic Lead Generation for Online Postsecondary Schools	LIBOR Plus 6.00%, (Floor 1.00%), Current Coupon 8.52%, Secured Debt (Maturity - November 3, 2021)	1 month LIBOR	$19,504	$19,197	$19,455
U.S. Telepacific Corp. (8)	Provider of Communications and Managed Services	LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 7.80%, Secured Debt (Maturity - May 2, 2023)	3 month LIBOR	16,453	16,110	15,449
VIP Cinema Holdings, Inc. (8)	Supplier of Luxury Seating to the Cinema Industry	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 8.53%, Secured Debt (Maturity - March 1, 2023)	1 month LIBOR	9,125	9,090	8,960
Vistar Media, Inc. (11)	Operator of Digital Out-of-Home Advertising Platform	LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 12.74%, Secured Debt (Maturity - February 16, 2022) (8)	3 month LIBOR	3,263	3,046	2,987
		Warrants (70,207 equivalent units, Expiration - February 17, 2027)	—	—	331	790
					3,377	3,777
Volusion, LLC (10) (13)	Provider of Online Software-as-a-Service eCommerce Solutions	11.50% Secured Debt (Maturity - January 24, 2020)	None	8,260	7,843	7,843
		8.00% Unsecured Convertible Debt (Maturity - November 16, 2023)	None	127	127	127
		Preferred Member Units (2,090,001 units)	—	—	6,000	6,000
		Warrants (784,866.80 equivalent units, Expiration - January 26, 2025)	—	—	1,104	810
					15,074	14,780
Wireless Vision Holdings, LLC (8) (11)	Provider of Wireless Telecommunications Carrier Services	LIBOR Plus 8.91% (Floor 1.00%), Current Coupon 11.43%, Secured Debt (Maturity - September 29, 2022) (23)	1 month LIBOR	14,198	13,932	13,338
YS Garments, LLC (8)	Designer and Provider of Branded Activewear	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 8.42%, Secured Debt (Maturity - August 9, 2024)	1 month LIBOR	7,453	7,382	7,379
Subtotal Non-Control/Non-Affiliate Investments (5) (81% of total portfolio investments at fair value)					$932,495	$901,518

Total Portfolio Investments					$1,121,688	$1,106,568

Short Term Investments (20)
Fidelity Institutional Money Market Funds (21)	—	Prime Money Market Portfolio, Class III Shares	—	—	$4,450	$4,450
US Bank Money Market Account (21)	—	—	—	—	15,574	15,574

Total Short Term Investments					$20,024	$20,024
(1) All investments are Middle Market portfolio investments, unless otherwise noted. All of the assets of HMS Income Fund, Inc. (the “Company”) are encumbered as security for the Company’s credit agreements. See Note 6 — Borrowings.
(2) Debt investments are income producing, unless otherwise noted. Equity investments and warrants are non-income producing, unless otherwise noted.
(3) See Note 3 — Fair Value Hierarchy for Investments for summary geographic location of portfolio companies.
(4) Affiliate investments are defined by the Investment Company Act of 1940, as amended (the “1940 Act”), as investments in which between 5% and 25% of the voting securities are owned, or an investment in an investment company’s investment adviser, and the investments are not classified as Control investments. Fair value as of December 31, 2017 and December 31, 2018 along with transactions during the year ended December 31, 2018 in these affiliated investments were as follows (in thousands):

		Twelve Months Ended December 31, 2018				Twelve Months Ended December 31, 2018
Affiliate Investments	Fair Value at December 31, 2017	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)***	Fair Value at December 31, 2018	Net Realized Gain (Loss)	Interest Income	Fee Income	Dividend Income

AFG Capital Group, LLC
Member units	$897	$1	$—	$97	$995	$—	$—	$—	$10
Warrants	215	—	—	22	237	—	—	—	—
Brewer Crane Holdings, LLC
Term loan	—	2,489	(142)	—	2,347	—	298	—	—
Preferred member units	—	1,070	—	—	1,070	—	—	—	29
Chamberlin Holding, LLC
Term loan	—	5,417	(484)	—	4,933	—	587	2	—
Member units	—	2,861	—	1,874	4,735	—	—	35	354
Member units (Langfield RE, LLC)	—	183	—	—	183	—	—	—	183

Charlotte Russe, Inc.
Term loan	$—	$6,285	$(49)	$(3,146)	$3,090	$—	$492	$—	$—
Common stock	—	2,470	—	(2,470)	—	—	—	—	—
Charps, LLC
Term loan	4,500	50	(1,627)	52	2,975	—	537	—	—
Term loan	—	402	(402)	—	—	—	11	2	—
Preferred member units	163	1	—	404	568	—	—	—	62
Clad-Rex Steel, LLC
Term loan	3,320	16	(298)	(18)	3,020	—	387	—	—
Member units	2,375	1	(1)	278	2,653	—	—	—	—
Term loan (Clad-Rex Steel RE Investor, LLC)	293	—	(5)	—	288	—	29	—	—
Member units (Clad-Rex Steel RE Investor, LLC)	70	—	—	18	88	—	—	—	152
Digital Products Holdings, LLC
Term loan	—	6,617	(297)	—	6,320	—	620	—	—
Preferred member units	—	2,200	(84)	—	2,116	—	—	—	38
Direct Marketing Solutions, Inc.
Term loan	—	4,727	(322)	(1)	4,404	—	572	3	—
Preferred stock	—	2,100	—	1,625	3,725	—	—	—	—
Freeport Financial Funds
LP interests	8,506	2,597	—	(123)	10,980	—	—	—	1,038
Gamber-Johnson Holdings, LLC
Term loan	5,850	26	(479)	(26)	5,371	—	656	—	104
Member units	5,843	—	—	5,522	11,365	—	—	12	322
Guerdon Modular Holdings, Inc.
Term loan	2,660	516	(37)	(138)	3,001	—	412	—	—
Term loan	—	70	(70)	—	—		2
Common stock	—	—	—	—	—	—	—	—	—
Class B preferred stock	—	—	—	—	—	—	—	—	—
Gulf Publishing Holdings, LLC
Term loan	3,151	13	(33)	—	3,131	—	415	—	—
Term loan	20	40	(60)	—	—	—	3	—	—
Member units	1,210	—	(1)	(179)	1,030	—	—	—	—
Harris Preston Fund Investments
LP interests (HPEP 3, LP)	943	790	—	—	1,733	—	—	—	—
LP interests (2717 HM, LP)	536	504	—	93	1,133	—	—	—	—
Hawk Ridge Systems, LLC
Term loan	3,574	14	—	(13)	3,575	—	396	—	—
Preferred member units	950	—	—	865	1,815	—	—	—	102
Preferred member units (HRS Services, ULC)	50	1	—	44	95	—	—	—	—
HW Temps, LLC
Term loan	2,454	14	—	16	2,484	—	366	—	—
Preferred member units	985	1	—	—	986	—	—	35	8
KMC Investor, LLC
Term loan	—	7,005	(210)	—	6,795	—	144	—	—
Term loan	—	266	(7)	—	259	—	6	—	—
Term loan	—	1,002	(11)	—	991	—	16	—	—
Member units	—	248	—	—	248	—	—	—	—
Member units (KMC RE Investor, LLC)	—	3,460	(400)	—	3,060	—	—	—	—
Market Force Information, Inc.
Term loan	5,732	25	(140)	—	5,617	—	795	—	—
Term loan	—	170	(120)	—	50	—	6	—	—
Member units	3,675	—	—	(400)	3,275	—	—	—	—
M.H. Corbin Holding, LLC
Term loan	3,130	64	(162)	(98)	2,934	—	461	—	—
Preferred member units	1,500	—	—	(1,250)	250	—	—	35	—
Mystic Logistics Holdings, LLC
Term loan	1,916	14	(58)	5	1,877	—	247	—	—
Common stock	1,705	1	—	(1,654)	52	—	—	—	—
NexRev, LLC
Term loan	—	4,381	(98)	39	4,322	—	404	—	—
Preferred member units	—	1,720	—	252	1,972	—	—	3	15

NuStep, LLC
Term loan	$5,048	$25	$—	$—	$5,073	$—	$653	$—	$—
Preferred member units	2,550	1	(1)	—	2,550	—	—	—	—
SI East, LLC
Term loan	—	12,311	(727)	(2)	11,582	—	431	—	—
Preferred member units	—	2,000	—	—	2,000	—	—	3	—
SoftTouch Medical Holdings, LLC
Term loan	1,260	10	(1,260)	(10)	—	—	26	—	—
Member units	1,781	—	(870)	(911)	—	903	—	11	134
Tedder Acquisition, LLC
Term loan	—	4,106	(123)	—	3,983	—	174	—	—
Term loan	—	120	(2)	—	118	—	3	—	—
Preferred member units	—	1,869	—	—	1,869	—	—	—	—
	$76,862	$80,274	$(8,580)	$767	$149,323	$903	$9,149	$141	$2,551
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
*** Net unrealized gain (loss) does not included unrealized appreciation (depreciation) on unfunded commitments.
(5) Non-Control/Non-Affiliate investments are defined by the 1940 Act as investments that are neither Control investments nor Affiliate investments.
(6) Control investments are defined by the 1940 Act as investments in which more than 25% of the voting securities are owned or where the ability to nominate greater than 50% of the board representation is maintained. Fair value as of December 31, 2017 and December 31, 2018 along with transactions during the year ended December 31, 2018 in these controlled investments were as follows (in thousands):

		Twelve Months Ended December 31, 2018				Twelve Months Ended December 31, 2018
Controlled Investments	Fair Value at December 31, 2017	Gross Additions (Cost)**	Gross Reductions (Cost)***	Net Unrealized Gain (Loss)	Fair Value at December 31, 2018	Net Realized Gain (Loss)	Interest Income	Fee Income	Dividend Income

Copper Trail Energy Fund I, LP
LP interests	$2,500	$1,245	$—	$723	$4,468	$—	$—	$13	$307
CTMH, LP
LP interests	—	872	—	—	872	—	—	—	—
GRT Rubber Technologies, LLC
Term loan	5,715	30	(917)	(31)	4,797	—	609	—	—
Member units	10,821	—	—	8,418	19,239	—	—	69	1,347
HMS-ORIX SLF LLC*
Membership interests	30,643	—	—	(4,292)	26,351	—	—	—	2,132
	$49,679	$2,147	$(917)	$4,818	$55,727	$—	$609	$82	$3,786
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
(9) The investment is not a qualifying asset under the 1940 Act. A business development company (“BDC”) may not acquire any asset other than qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of the BDC’s total assets. As of December 31, 2018, approximately 12.7% of the Company’s investments were considered non-qualifying.
(10) Investment is classified as a Lower Middle Market investment.
(11) Investment is classified as a Private Loan portfolio investment.
(12) Investment or portion of investment is under contract to purchase and met trade date accounting criteria as of December 31, 2018. Settlement occurred or is scheduled to occur after December 31, 2018. See Note 2 — Basis of Presentation and Summary of Significant Accounting Policies for Summary of Security Transactions.
(13) Investment serviced by Main Street pursuant to servicing arrangements with the Company.
(14) Second lien secured debt investment.
(15) Investment is classified as an Other Portfolio investment.
(16) Income producing through dividends or distributions.
(17) Unsecured debt investment.
(18) Investment is on non-accrual status as of December 31, 2018.
(19) Maturity date is under on-going negotiations with the portfolio company and other lenders, if applicable.
(20) Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less.
(21) Effective yield as of December 31, 2018 was approximately 0.03% at US Bank Money Market Account and 2.10% at Fidelity Institutional Money Market Funds.
(22) The 1, 2, 3 and 6 month LIBOR rates were 2.50%, 2.61%, 2.81% and 2.88%, respectively, as of December 31, 2018. The actual LIBOR rate for each loan listed may not be the applicable LIBOR rate as of December 31, 2018, as the loan may have been priced or repriced based on a LIBOR rate prior to or subsequent to December 31, 2018. The prime rate was 5.50% as of December 31, 2018.
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
(26) The fair value of the investment was determined using significant unobservable inputs. See Note 3 — Fair Value Hierarchy for Investments.

See notes to the consolidated financial statements.

HMS Income Fund, Inc. Consolidated Schedule of Investments
As of December 31, 2017
(dollars in thousands)
Portfolio Company (1) (3)	Business Description	Type of Investment (2) (3)	Index Rate (22)	Principal (7)	Cost (7)	Fair Value (26)

Control Investments (6)
Copper Trail Energy Fund I, LP (9)(15)(16)	Investment Partnership	LP Interests (Copper Trail Energy Fund I, LP) (Fully diluted 30.1%)	—	$—	$2,500	$2,500
GRT Rubber Technologies, LLC (8) (10) (13)	Engineered Rubber Product Manufacturer	LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.36%, Secured Debt (Maturity - December 19, 2019)	1 month LIBOR	5,715	5,657	5,715
		Member Units (2,896 shares) (16)	—	—	6,435	10,821
					12,092	16,536
HMS-ORIX SLF LLC (9) (15)	Investment Partnership	Membership Interests (Fully diluted 60.00%) (16)	—	—	30,000	30,643

Subtotal Control Investments (6) (5% of total investments at fair value)					$44,592	$49,679
Affiliate Investments (4)
AFG Capital Group, LLC (10) (13)	Provider of Rent-to-Own Financing Solutions and Services	Member Units (46 shares) (16)	—	$—	$300	$897
		Warrants (10 equivalent shares, Expiration - November 7, 2024)	—	—	65	215
					365	1,112
Charps, LLC (10) (13)	Pipeline Maintenance and Construction	12.00% Secured Debt (Maturity - January 31, 2022)	None	4,600	4,497	4,500
		Preferred Member Units (400 units)	—	—	100	163
					4,597	4,663
Clad-Rex Steel, LLC (10) (13)	Specialty Manufacturer of Vinyl-Clad Metal	LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 10.86%, Secured Debt (Maturity - December 20, 2021) (8)	1 month LIBOR	3,320	3,264	3,320
		Member Units (179 units) (16)	—	—	1,820	2,375
		10.00% Secured Debt (Clad-Rex Steel RE Investor, LLC) (Maturity - December 19, 2036)	None	296	293	293
		Member Units (Clad-Rex Steel RE Investor, LLC) (200 units)	—	—	53	70
					5,430	6,058
Freeport First Lien Loan Fund III, LP (9) (15)	Investment Partnership	LP Interests (Freeport First Lien Loan Fund III, LP) (Fully diluted 5.60%) (16)	—	—	8,558	8,506
Gamber-Johnson Holdings, LLC (8) (10) (13)	Manufacturer of Ruggedized Computer Mounting Systems	LIBOR Plus 11.00% (Floor 1.00%), Current Coupon 12.36%, Secured Debt (Maturity - June 24, 2021)	1 month LIBOR	5,850	5,750	5,850
		Member Units (2,155 units) (16)	—	—	3,711	5,843
					9,461	11,693
Guerdon Modular Holdings, Inc. (10) (13)	Multi-Family and Commercial Modular Construction Company	13.00% Secured Debt (Maturity - August 13, 2019)	None	2,677	2,644	2,660
		Common Stock (53,008 shares)	—	—	746	—
		Class B Preferred Stock (101,250 shares)	—	—	285	—
					3,675	2,660
Gulf Publishing Investor, LLC (10) (13)	Energy Focused Media and Publishing	12.50% Secured Debt (Maturity - April 29, 2021)	None	3,200	3,151	3,151
		LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 10.86%, Secured Debt (Maturity - September 30, 2020) (8)	1 month LIBOR	20	20	20
		Member Units (781 shares)	—	—	920	1,210
					4,091	4,381
Harris Preston Fund Investments (15) (16)	Investment Partnership	LP Interests (HPEP 3, LP) (Fully diluted 9.60%) (9)	—	—	943	943
		LP Interests (2717 MH, LP) (Fully diluted 7.00%)	—	—	536	536
					1,479	1,479

Hawk Ridge Systems, LLC (9) (10) (13)	Value-Added Reseller of Engineering Design and Manufacturing Solutions	11.00% Secured Debt (Maturity - December 2, 2021)	None	$3,575	$3,513	$3,574
		Preferred Member Units (56 units) (16)	—	—	713	950
		Preferred Member Units (HRS Services, ULC) (56 units) (16)	—	—	38	50
					4,264	4,574
HW Temps LLC (8) (10) (13)	Temporary Staffing Solutions	LIBOR Plus 11.00% (Floor 1.00%), Current Coupon 12.36%, Secured Debt (Maturity - July 2, 2020)	1 month LIBOR	2,494	2,454	2,454
		Preferred Member Units (800 shares) (16)	—	—	986	985
					3,440	3,439
Market Force Information, Inc. (8)(10)(13)	Provider of Customer Experience Management Services	LIBOR Plus 11.00% (Floor 1.00%), Current Coupon 12.48%, Secured Debt (Maturity - July 28, 2022)	3 month LIBOR	5,840	5,732	5,732
		Member Units (170,000 units)	—	—	3,675	3,675
					9,407	9,407
M.H. Corbin, Inc. (10) (13)	Manufacturer and Distributor of Traffic Safety Products	13.00% Secured Debt (Maturity - August 31, 2020)	None	3,150	3,130	3,130
		Preferred Member Units (1,000 units)	—	—	1,500	1,500
					4,630	4,630
Mystic Logistics, Inc. (10) (13)	Logistics and Distribution Services Provider for Large Volume Mailers	12.00% Secured Debt (Maturity - August 15, 2019)	None	1,942	1,914	1,916
		Common Stock (1,468 shares) (16)	—	—	680	1,705
					2,594	3,621
NuStep, LLC (10) (13)	Designer, Manufacturer and Distributor of Fitness Equipment	12.00% Secured Debt (Maturity - January 31, 2022)	None	5,150	5,047	5,048
		Preferred Member Units (102 units)	—	—	2,550	2,550
					7,597	7,598
SoftTouch Medical Holdings LLC (8) (10) (13)	Home Provider of Pediatric Durable Medical Equipment	LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.36%, Secured Debt (Maturity - October 31, 2019)	1 month LIBOR	1,260	1,250	1,260
		Member Units (785 units) (16)	—	—	870	1,781
					2,120	3,041

Subtotal Affiliate Investments (4) (7% of total investments at fair value)					$71,708	$76,862

Non-Control/Non-Affiliate Investments (5)
AAC Holding Corp. (8)	Substance Abuse Treatment Service Provider	LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 8.13%, Secured Debt (Maturity - June 30, 2023)	3 month LIBOR	$11,751	$11,475	$11,810
Adams Publishing Group, LLC (8) (11)	Local Newspaper Operator	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.69%, Secured Debt (Maturity - November 3, 2020)	3 month LIBOR	10,341	10,123	10,147
ADS Tactical, Inc. (8) (11)	Value-Added Logistics and Supply Chain Solutions Provider	LIBOR Plus 7.50% (Floor 0.75%), Current Coupon 9.19%, Secured Debt (Maturity - December 31, 2022)	3 month LIBOR	12,981	12,671	12,801
Aethon United BR, LP (8)(11)	Oil & Gas Exploration & Production	LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 8.16%, Secured Debt (Maturity - September 8, 2023) (14)	1 month LIBOR	3,438	3,388	3,388
Ahead, LLC (8) (11)	IT Infrastructure Value Added Reseller	LIBOR Plus 6.50%, Current Coupon 8.20%, Secured Debt (Maturity - November 2, 2020)	3 month LIBOR	7,374	7,233	7,420
Allflex Holdings III Inc. (8)	Manufacturer of Livestock Identification Products	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.36%, Secured Debt (Maturity - July 19, 2021) (14)	3 month LIBOR	13,964	14,054	14,075
American Scaffold Holdings, Inc. (8) (11)	Marine Scaffolding Service Provider	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.19%, Secured Debt (Maturity - March 31, 2022)	3 month LIBOR	7,031	6,948	6,996

American Teleconferencing Services, Ltd. (8)	Provider of Audio Conferencing and Video Collaboration Solutions	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.90%, Secured Debt (Maturity - December 8, 2021)	2 month LIBOR	$9,532	$8,684	$9,407
		LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 10.85%, Secured Debt (Maturity - June 6, 2022) (14)	3 month LIBOR	5,571	5,335	5,260
					14,019	14,667
Apex Linen Service, Inc. (10) (13)	Industrial Launderers	16.00% Secured Debt (Maturity - October 30, 2022)	None	3,604	3,552	3,552
		LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.36%, Secured Debt (Maturity - October 30, 2022) (8)	1 month LIBOR	600	600	600
					4,152	4,152
Arcus Hunting, LLC (8) (11)	Manufacturer of Bowhunting and Archery Products and Accessories	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.34%, Secured Debt (Maturity - November 13, 2019)	1 month LIBOR	7,696	7,618	7,690
ATI Investment Sub, Inc. (8)	Manufacturer of Solar Tracking Systems	LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.82%, Secured Debt (Maturity - June 22, 2021)	1 month LIBOR	7,364	7,221	7,346
ATX Networks Corp. (8) (9)	Provider of Radio Frequency Management Equipment	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.33%, Current Coupon plus PIK 8.33%, Secured Debt (Maturity - June 11, 2021)	3 month LIBOR	14,474	14,253	14,384
BarFly Ventures, LLC (11)	Casual Restaurant Group	12.00% Secured Debt (Maturity - August 31, 2020)	None	2,905	2,863	2,905
		Warrants (.410 equivalent units, Expiration - August 31, 2025)	—	—	158	175
		Options (.731 equivalent units)	—	—	133	309
					3,154	3,389
BBB Tank Services, LLC (10) (13)	Maintenance, Repair and Construction Services to the Above-Ground Storage Tank Market	15.00% Secured Debt (Maturity - April 8, 2021)	None	1,000	987	969
		LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 10.74%, Secured Debt (Maturity - April 9, 2018) (8)	1 month LIBOR	200	200	200
		Member Units (200,000 units)	—	—	200	125
					1,387	1,294
Berry Aviation, Inc. (11)	Airline Charter Service Operator	Current Coupon 13.75%, Secured Debt (Maturity - January 30, 2020) (14)	None	1,407	1,395	1,407
		Common Stock (138 shares)	—	—	100	252
					1,495	1,659
BigName Commerce, LLC (8) (11)	Provider of Envelopes and Complimentary Stationery Products	LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.59%, Secured Debt (Maturity - May 11, 2022)	1 month LIBOR	2,488	2,460	2,460
Binswanger Enterprises, LLC (8) (11)	Glass Repair and Installation Service Provider	LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.49%, Secured Debt (Maturity - March 9, 2022)	3 month LIBOR	15,267	15,002	15,135
		Member Units (1,050,000 Class A units)	—	—	1,050	1,000
					16,052	16,135
Bluestem Brands, Inc. (8)	Multi-Channel Retailer of General Merchandise	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 9.07%, Secured Debt (Maturity - November 6, 2020)	3 month LIBOR	13,005	12,836	9,158
Boccella Precast Products, LLC (8) (10) (13)	Manufacturer of Precast Hollow Core Concrete	LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 11.34%, Secured Debt (Maturity - June 30, 2022)	1 month LIBOR	4,100	4,005	4,100
		Member Units (540,000 units)	—	—	540	860
					4,545	4,960
Brightwood Capital Fund Investments (9) (15)	Investment Partnership	LP Interests (Brightwood Capital Fund III, LP) (Fully diluted 0.52%) (16)	—	—	4,075	3,443
		LP Interests (Brightwood Capital Fund IV, LP) (Fully diluted 1.58%) (16)	—	—	2,037	2,037
					6,112	5,480
Brundage-Bone Concrete Pumping, Inc.	Construction Services Provider	10.38% Secured Debt (Maturity - September 1, 2023) (14)	None	12,000	12,074	12,720
Buca C, LLC (8) (10) (13)	Casual Restaurant Group	LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.63%, Secured Debt (Maturity - June 30, 2020)	1 month LIBOR	$13,536	$13,386	$13,386
		Preferred Member Units (4 units, 6.00% cumulative) (16)	—	—	2,702	2,781
					16,088	16,167
Cadence Aerospace, LLC (8) (11)	Aerospace and Defense	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.91%, Secured Debt (Maturity - November 14, 2023)	3 month LIBOR	15,000	14,853	14,853
CAI Software, LLC (10) (13)	Provider of Specialized Enterprise Resource Planning Software	12.00% Secured Debt (Maturity - October 10, 2019)	None	1,021	1,005	1,021
		Member Units (16,339 units) (16)	—	—	163	807
					1,168	1,828
CapFusion Holding, LLC (9) (10) (13)	Business Lender	13.00% Secured Debt (Maturity - March 25, 2021) (18)	None	1,669	1,394	468
CDHA Management, LLC (8) (11)	Dental Services	LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.78%, Secured Debt (Maturity - December 5, 2021)	3 month LIBOR	5,365	5,270	5,365
Central Security Group, Inc. (8)	Security Alarm Monitoring Service Provider	LIBOR Plus 5.63% (Floor 1.00%), Current Coupon 7.19%, Secured Debt (Maturity - October 6, 2021)	1 month LIBOR	7,481	7,462	7,518
Cenveo Corporation	Provider of Commercial Printing, Envelopes, Labels, Printed Office Products	6.00% Secured Debt (Maturity - August 1, 2019)	None	15,000	13,706	10,650
Charlotte Russe, Inc. (8)	Fast-Fashion Retailer to Young Women	LIBOR Plus 5.50% (Floor 1.25%), Current Coupon 6.89%, Secured Debt (Maturity - May 22, 2019)	3 month LIBOR	14,972	14,863	6,045
Clarius BIGS, LLC (11) (18)	Prints & Advertising Film Financing	15.00% PIK Secured Debt (Maturity - January 5, 2015) (18)	None	2,140	1,882	62
		20.00% PIK Secured Debt (Maturity - January 5, 2015) (18)	None	773	680	22
					2,562	84
Clickbooth.com, LLC (8) (11)	Provider of Digital Advertising Performance Marketing Solutions	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 10.01%, Secured Debt (Maturity - December 5, 2022)	1 month LIBOR	3,000	2,941	2,941
Construction Supply Investments, LLC (11)	Distribution Platform of Specialty Construction Materials to Professional Concrete and Masonry Contractors	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.57%, Secured Debt (Maturity - June 30, 2023) (8)	1 month LIBOR	7,125	7,090	7,090
		Member units (20,000 units)	—	—	3,723	3,723
					10,813	10,813
ContextMedia Health, LLC (8)	Provider of Healthcare Media Content	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.13%, Secured Debt (Maturity - December 23, 2021)	1 month LIBOR	9,500	8,685	6,413
CTVSH, PLLC (8) (11) (13)	Emergency Care and Specialty Service Animal Hospital	LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.48%, Secured Debt (Maturity - August 3, 2022)	1 month LIBOR	2,963	2,907	2,907
Datacom, LLC (10) (13)	Technology and Telecommunications Provider	5.25% Current / 5.25% PIK, Current Coupon 10.50% Secured Debt (Maturity - May 30, 2019)	None	1,366	1,357	1,229
		8.00% Secured Debt (Maturity - May 30, 2018)	None	175	175	175
		Class A Preferred Member Units (1,530 units, 15.00% cumulative) (16)	—	—	131	81
		Class B Preferred Member Units (717 units)	—	—	670	—
					2,333	1,485
Digital River, Inc. (8)	Provider of Outsourced e-Commerce Solutions and Services	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.08%, Secured Debt (Maturity - February 12, 2021)	3 month LIBOR	8,946	8,898	8,969
Evergreen Skills Lux S.á r.l. (d/b/a Skillsoft) (8) (9)	Technology-Based Performance Support Solutions	LIBOR Plus 8.25% (Floor 1.00%), Current Coupon 9.82%, Secured Debt (Maturity - April 28, 2022) (14)	1 month LIBOR	10,901	10,510	9,725
Extreme Reach, Inc. (8)	Integrated TV and Video Advertising Platform	LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.59%, Secured Debt (Maturity - February 7, 2020)	3 month LIBOR	10,411	10,397	10,398
Felix Investments Holdings II, LLC (8) (11)	Oil and Gas Exploration and Production	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.90%, Secured Debt (Maturity - August 9, 2022)	3 month LIBOR	$3,333	$3,267	$3,267
Flavors Holdings, Inc. (8)	Global Provider of Flavoring and Sweetening Products and Solutions	LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 7.44%, Secured Debt (Maturity - April 3, 2020)	3 month LIBOR	12,407	11,853	11,507
GoWireless Holdings, Inc. (8) (12)	Provider of Wireless Telecommunications Carrier Services	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.16%, Secured Debt (Maturity - December 22, 2024)	3 month LIBOR	15,000	14,850	14,888
GST Autoleather, Inc. (8)	Automotive Leather Manufacturer	Prime Plus 6.50% (Floor 2.00%), Current Coupon 11.00%, Secured Debt (Maturity - July 10, 2020)	PRIME	17,384	16,898	13,994
		Prime Plus 6.50% (Floor 2.25%), Current Coupon 11.00%, Secured Debt (Maturity - April 5, 2018)	PRIME	3,377	3,299	3,326
					20,197	17,320
Guitar Center, Inc.	Musical Instruments Retailer	6.50% Secured Debt (Maturity - April 15, 2019)	None	15,015	14,490	13,889
Hojeij Branded Foods, LLC (8) (11)	Multi-Airport, Multi-Concept Restaurant Operator	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.57%, Secured Debt (Maturity - July 20, 2022)	1 month LIBOR	12,107	12,000	12,107
Hoover Group, Inc. (8) (9) (11)	Provider of Storage Tanks and Related Products to the Energy and Petrochemical Markets	LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.70%, Secured Debt (Maturity - January 28, 2021)	3 month LIBOR	14,848	14,030	13,656
Hunter Defense Technologies, Inc. (8)	Provider of Military and Commercial Shelters and Systems	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.35%, Secured Debt (Maturity - August 5, 2019)	3 month LIBOR	14,552	14,161	14,389
Hydrofarm Holdings, LLC (8) (11)	Wholesaler of Horticultural Products	LIBOR Plus 7.00%, Current Coupon 8.49%, Secured Debt (Maturity - May 12, 2022)	1 month LIBOR	6,666	6,546	6,657
iEnergizer Limited (8) (9)	Provider of Business Outsourcing Solutions	LIBOR Plus 6.00% (Floor 1.25%), Current Coupon 7.57%, Secured Debt (Maturity - May 1, 2019)	1 month LIBOR	10,644	10,408	10,618
Implus Footcare, LLC (8) (11)	Provider of Footwear and Other Accessories	LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 8.44%, Secured Debt (Maturity - April 30, 2021)	3 month LIBOR	14,491	14,299	14,394
Industrial Services Acquisitions, LLC (11)	Industrial Cleaning Services	11.25% Current / 0.75% PIK, Current Coupon 12.00%, Unsecured Debt (Maturity - December 17, 2022) (17)	None	10,603	10,429	10,603
		Member Units (Industrial Services Investments, LLC) (2,100,000 units)	—	—	2,100	1,890
					12,529	12,493
Inn of the Mountain Gods Resort and Casino	Hotel & Casino Owner & Operator	9.25% Secured Debt (Maturity - November 30, 2020)	None	10,749	10,620	9,782
iPayment, Inc. (8)	Provider of Merchant Acquisition	LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.62%, Secured Debt (Maturity - April 11, 2023)	3 month LIBOR	11,970	11,970	12,090
iQor US Inc. (8)	Business Process Outsourcing Services Provider	LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.34%, Secured Debt (Maturity - April 1, 2021)	3 month LIBOR	7,678	7,338	7,649
IronGate Energy Services, LLC (18)	Oil and Gas Services	11.00% Secured Debt (Maturity - July 1, 2018) (18)	None	5,825	5,827	2,039
Jackmont Hospitality, Inc. (8) (11)	Franchisee of Casual Dining Restaurants	LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 8.32%, Secured Debt (Maturity - May 26, 2021)	1 month LIBOR	8,665	8,642	8,665
Jacuzzi Brands Corp. (8)	Manufacturer of Bath and Spa Products	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.69%, Secured Debt (Maturity - June 28, 2023)	3 month LIBOR	5,925	5,812	5,969
Joerns Healthcare, LLC (8)	Manufacturer and Distributor of Health Care Equipment & Supplies	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.48%, Secured Debt (Maturity - May 9, 2020)	3 month LIBOR	11,119	10,948	10,359
Kellermeyer Bergensons Services, LLC (8)	Outsourced Janitorial Services to Retail/Grocery Customers	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.88%, Secured Debt (Maturity - April 29, 2022) (14)	3 month LIBOR	14,700	14,618	14,241
Keypoint Government Solutions, Inc. (8) (11)	Provider of Pre-Employment Screening Services	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.35%, Secured Debt (Maturity - April 18, 2024)	3 month LIBOR	12,031	11,921	12,031
LaMi Products, LLC (8) (11)	General Merchandise Distribution	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.05%, Secured Debt (Maturity -September 16, 2020)	3 month LIBOR	11,110	10,988	11,085
Larchmont Resources, LLC (8)	Oil & Gas Exploration & Production	LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.53%, Secured Debt (Maturity - August 7, 2020)	3 month LIBOR	$4,118	$4,118	$4,076
		Member units (Larchmont Intermediate Holdco, LLC) (4,806 units)	—	—	601	1,658
					4,719	5,734
LJ Host Merger Sub, Inc. (8)	Managed Services and Hosting Provider	LIBOR Plus 6.75% (Floor 1.25%), Current Coupon 8.44%, Secured Debt (Maturity - December 13, 2019)	3 month LIBOR	16,137	15,744	15,714
		LIBOR Plus 6.75% (Floor 1.25%), Current Coupon 8.44%, Secured Debt (Maturity - December 13, 2018)	3 month LIBOR	2,433	2,358	2,293
					18,102	18,007
Logix Acquisition Company, LLC (8) (11)	Competitive Local Exchange Carrier	LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 7.28%, Secured Debt (Maturity - August 9, 2024) (23)	1 month LIBOR	9,730	9,632	9,839
LSF9 Atlantis Holdings, LLC (8)	Provider of Wireless Telecommunications Carrier Services	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.36%, Secured Debt (Maturity - May 1, 2023)	1 month LIBOR	13,825	13,722	13,897
Lulu’s Fashion Lounge, LLC (8)(11)	Fast Fashion E-Commerce Retailer	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.57%, Secured Debt (Maturity - August 28, 2022)	1 month LIBOR	6,690	6,496	6,766
Meisler Operating, LLC (10) (13)	Provider of Short Term Trailer and Container Rental	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.84%, Secured Debt (Maturity - June 7, 2022) (8)	3 month LIBOR	4,200	4,095	4,104
		Member Units (Milton Meisler Holdings, LLC) (8,000 units)	—	—	800	848
					4,895	4,952
MHVC Acquisition Corp. (8)	Provider of Differentiated Information Solutions, Systems Engineering and Analytics	LIBOR Plus 5.25% (Floor 1.00%), Current Coupon 6.95%, Secured Debt (Maturity - April 29, 2024)	1 month LIBOR	10,448	10,399	10,578
Minute Key, Inc. (10) (13)	Operator of Automated Key Duplication Kiosk	Warrants (359,352 equivalent units, Expiration - May 20, 2025)	—	—	70	293
NBG Acquisition, Inc. (8)	Wholesaler of Home Decor Products	LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 7.19%, Secured Debt (Maturity - April 26, 2024)	1 month LIBOR	4,402	4,336	4,452
New Media Holdings II LLC (8) (9)	Local Newspaper Operator	LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.82%, Secured Debt (Maturity - July 14, 2022)	1 month LIBOR	17,033	16,762	17,176
NNE Issuer, LLC (8) (11)	Oil & Gas Exploration & Production	LIBOR Plus 8.00%, Current Coupon 9.49%, Secured Debt (Maturity - March 2, 2022)	3 month LIBOR	11,958	11,851	11,854
North American Lifting Holdings, Inc. (8)	Crane Service Provider	LIBOR Plus 4.50% (Floor 1.00%), Current Coupon 6.19%, Secured Debt (Maturity - November 27, 2020)	3 month LIBOR	6,310	5,666	5,912
Novetta Solutions, LLC (8)	Provider of Advanced Analytics Solutions for Defense Agencies	LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.70%, Secured Debt (Maturity - October 17, 2022)	3 month LIBOR	9,625	9,382	9,364
NTM Acquisition Corp. (8)	Provider of B2B Travel Information Content	LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.94%, Secured Debt (Maturity - June 7, 2022)	3 month LIBOR	10,908	10,797	10,853
Paris Presents, Inc. (8)	Branded Cosmetic and Bath Accessories	LIBOR Plus 8.75% (Floor 1.00%), Current Coupon 10.32%, Secured Debt (Maturity - December 31, 2021) (14)	1 month LIBOR	10,000	9,899	9,950
Parq Holdings, LP (8) (9)	Hotel and Casino Operator	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 9.19%, Secured Debt (Maturity - December 17, 2020)	3 month LIBOR	12,469	12,317	12,547
Permian Holdco 2, Inc.	Storage Tank Manufacturer	14.00% PIK Unsecured Debt (Maturity - October 15, 2021) (17)	None	765	765	765
		Series A Preferred Shares (Permian Holdco 1, Inc.) (386,255 units) (12.00% Cumulative) (16)	—	—	1,997	2,449
		Common Shares (Permian Holdco 1, Inc.) (386,255 units)	—	—	—	350
					2,762	3,564
Permian Holdings, Inc.	Storage Tank Manufacturer	10.50% Secured Debt (Maturity - January 15, 2018)	None	1,000	968	290
Pernix Therapeutics Holdings, Inc. (11)	Pharmaceutical Royalty - Anti-Migraine	12.00% Secured Debt (Maturity - August 1, 2020)	None	2,737	2,717	1,725
PPC/Shift, LLC (8) (11)	Provider of Digital Solutions to Automotive Industry	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.69%, Secured Debt (Maturity - December 22, 2021)	3 month LIBOR	$6,825	$6,704	$6,825
Prowler Acquisition Corporation (8)	Specialty Distributor to the Energy Sector	LIBOR Plus 4.50% (Floor 1.00%), Current Coupon 6.34%, Secured Debt (Maturity - January 28, 2020)	3 month LIBOR	12,412	11,199	11,854
Renaissance Learning, Inc. (8)	Technology-based K-12 Learning Solutions	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.69%, Secured Debt (Maturity - April 11, 2022) (14)	3 month LIBOR	12,695	12,359	12,767
Resolute Industrial, LLC (8) (11)	HVAC Equipment Rental and Remanufacturing	LIBOR Plus 7.62% (Floor 1.00%), Current Coupon 8.95%, Secured Debt (Maturity - July 26, 2022) (24)	3 month LIBOR	17,086	16,679	16,774
		Common Stock (601 units)	—	—	750	750
					17,429	17,524
RGL Reservoir Operations, Inc. (9) (11)	Oil & Gas Equipment & Services	1.00% Current / 9.00% PIK Secured Debt (Maturity - December 23, 2024)	None	721	407	407
RM Bidder, LLC (11)	Full-scale Film and Television Production and Distribution	Common Stock (1,854 units)	—	—	31	13
		Series A Warrants (124,915 equivalent units, Expiration - October 20, 2025)	—	—	284	—
		Series B Warrants (93,686 equivalent units, Expiration - October 20, 2025)	—	—	—	—
					315	13
Salient Partners, LP (8)	Provider of Asset Management Services	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.85%, Secured Debt (Maturity - June 9, 2021)	3 month LIBOR	11,042	10,748	10,711
Smart Modular Technologies, Inc. (8) (9) (11)	Provider of Specialty Memory Solutions	LIBOR Plus 6.25%, (Floor 1.00%), Current Coupon 7.66%, Secured Debt (Maturity - August 9, 2022)	3 month LIBOR	14,625	14,351	14,552
Sorenson Communications, Inc.	Manufacturer of Communication Products for Hearing Impaired	9.00% Secured Debt (Maturity - October 31, 2020) (14)	None	6,616	6,457	6,599
		LIBOR Plus 5.75% (Floor 2.25%), Current Coupon 8.00%, Secured Debt (Maturity - April 30, 2020) (8)	3 month LIBOR	2,947	2,932	2,971
					9,389	9,570
Strike, LLC (8)	Pipeline Construction and Maintenance Services	LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity - November 30, 2022)	3 month LIBOR	9,500	9,251	9,643
		LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.45%, Secured Debt (Maturity - May 30, 2019)	3 month LIBOR	2,500	2,480	2,513
					11,731	12,156
Synagro Infrastructure Company, Inc. (8)	Waste Management Services	LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 7.19%, Secured Debt (Maturity - August 22, 2020)	3 month LIBOR	6,411	6,235	6,023
TE Holdings, LLC	Oil & Gas Exploration & Production	Common Units (72,785 units)	—	—	728	118
Teleguam Holdings, LLC (8)	Cable and Telecom Services Provider	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 10.07%, Secured Debt (Maturity - April 12, 2024) (14)	1 month LIBOR	7,750	7,602	7,808
TMC Merger Sub Corp (8)	Refractory & Maintenance Services Provider	LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.88%, Secured Debt (Maturity - October 31, 2022) (25)	1 month LIBOR	19,140	18,993	19,237
TOMS Shoes, LLC (8)	Global Designer, Distributor, and Retailer of Casual Footwear	LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.98%, Secured Debt (Maturity - October 30, 2020)	3 month LIBOR	4,863	4,604	2,893
Turning Point Brands, Inc. (8) (9) (11)	Marketer/Distributor of Tobacco Products	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.61%, Secured Debt (Maturity - May 17, 2022) (24)	3 month LIBOR	8,436	8,364	8,605
TVG-I-E CMN Acquisition, LLC (8) (11)	Organic Lead Generation for Online Postsecondary Schools	LIBOR Plus 6.00%, (Floor 1.00%), Current Coupon 7.56%, Secured Debt (Maturity - November 3, 2021)	1 month LIBOR	8,170	8,031	8,170
U.S. Telepacific Corp. (8)	Provider of Communications and Managed Services	LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.69%, Secured Debt (Maturity - May 2, 2023)	3 month LIBOR	16,421	16,027	15,754
USJ-IMECO Holding Company, LLC (8)	Marine Interior Design and Installation	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.70%, Secured Debt (Maturity - April 16, 2020)	3 month LIBOR	$8,243	$8,224	$8,202
Valley Healthcare Group, LLC (8) (10) (13)	Provider of Durable Medical Equipment	LIBOR Plus 12.50% (Floor 0.50%), Current Coupon 13.86%, Secured Debt (Maturity - December 29, 2020)	1 month LIBOR	2,942	2,901	2,901
		Preferred Member Units (Valley Healthcare Holding, LLC) (400 units)	—	—	400	400
					3,301	3,301
VIP Cinema Holdings, Inc. (8)	Supplier of Luxury Seating to the Cinema Industry	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.70%, Secured Debt (Maturity - March 1, 2023)	3 month LIBOR	9,625	9,582	9,721
Vistar Media, Inc. (8) (11)	Operator of Digital Out-of-Home Advertising Platform	LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 11.69%, Secured Debt (Maturity - February 16, 2022)	3 month LIBOR	3,319	3,046	3,102
		Warrants (70,207 equivalent units, Expiration - February 17, 2027)	—	—	331	500
					3,377	3,602
Volusion, LLC (10) (13)	Provider of Online Software-as-a-Service eCommerce Solutions	11.50% Secured Debt (Maturity - January 24, 2020)	None	7,172	6,453	6,453
		Preferred Member Units (2,090,001 units)	—	—	6,000	6,000
		Warrants (784,866.80 equivalent units, Expiration - January 26, 2025)	—	—	1,104	891
					13,557	13,344
Wellnext, LLC (8) (11)	Manufacturer of Supplements and Vitamins	LIBOR Plus 10.10% (Floor 1.00%), Current Coupon 11.67%, Secured Debt (Maturity - July 21, 2022) (23)	1 month LIBOR	9,930	9,856	9,930
Wireless Vision Holdings, LLC (8) (11)	Provider of Wireless Telecommunications Carrier Services	LIBOR Plus 8.91% (Floor 1.00%), Current Coupon 10.27%, Secured Debt (Maturity - September 29, 2022) (23)	1 month LIBOR	12,899	12,574	12,574
Wirepath, LLC (8)	E-Commerce Provider Into Connected Home Market	LIBOR Plus 5.25% (Floor 1.00%), Current Coupon 6.87%, Secured Debt (Maturity - August 5, 2024)	2 month LIBOR	11,471	11,416	11,629

Subtotal Non-Control/Non-Affiliate Investments (5) (88% of total portfolio investments at fair value)					$948,029	$922,898

Total Portfolio Investments					$1,064,329	$1,049,439

Short Term Investments (20)
Fidelity Institutional Money Market Funds (21)	—	Prime Money Market Portfolio, Class III Shares	—	—	$11,335	$11,335
US Bank Money Market Account (21)	—	—	—	—	18,613	18,613

Total Short Term Investments					$29,948	$29,948
(1) All investments are Middle Market portfolio investments, unless otherwise noted. All of the Company’s assets are encumbered as security for the Company’s credit agreements. See Note 6 — Borrowings.
(2) Debt investments are income producing, unless otherwise noted. Equity investments and warrants are non-income producing, unless otherwise noted.
(3) See Note 3 — Fair Value Hierarchy for Investments for summary geographic location of portfolio companies.
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

		Twelve Months Ended December 31, 2017				Twelve Months Ended December 31, 2017
Affiliate Investments	Fair Value at December 31, 2016	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at December 31, 2017	Net Realized Gain (Loss)	Interest Income	Fee Income	Dividend Income

AFG Capital Group, LLC
Member units	$687	$—	$—	$210	$897	$—	$—	$—	$18
Warrants	167	—	—	48	215	—	—	—	—
Charps, LLC
Term loan	—	4,817	(320)	3	4,500	—	533	1	—
Preferred member units	—	101	—	62	163	—	—	—	—

Clad-Rex Steel, LLC
Term loan	$3,449	$16	$(201)	$56	$3,320	$—	$392	$—	$—
Term loan	99	—	(99)	—	—	—	—	—	—
Member units	1,820	—	—	555	2,375	—	—	—	103
Term loan (Clad-Rex Steel RE Investor, LLC)	298	—	(5)	—	293	—	30	—	—
Member units (Clad-Rex Steel RE Investor, LLC)	53	—	—	17	70	—	—	—	—
EIG Traverse Co-Investment, LP
LP interests	9,905	951	(10,756)	(100)	—	951	—	—	871
Freeport First Lien Loan Fund III, LP
LP interests	4,763	3,795	—	(52)	8,506	—	—	—	617
Gamber-Johnson Holdings, LLC
Term loan	5,964	19	(170)	37	5,850	—	755	—	—
Member units	4,730	—	—	1,113	5,843	—	—	54	105
Guerdon Modular Holdings, Inc.
Term loan	2,642	22	(1)	(3)	2,660	—	366	—	—
Common stock	20	—	—	(20)	—	—	—	—	—
Class B preferred stock	285	—	—	(285)	—	—	—	—	—
Gulf Publishing Investor, LLC
Term loan	2,455	710	(14)	—	3,151	—	387	1	—
Term loan	—	20	—	—	20	—	—	—	—
Member units	781	142	—	287	1,210	—	—	10	—
Harris Preston Fund Investments
LP interests (HPEP 3, LP)	—	943	—	—	943	—	—	—	—
LP interests (2717 MH, LP)	—	536	—	—	536	—	—	—	—
Hawk Ridge Systems, LLC
Term loan	2,451	1,212	(149)	60	3,574	—	301	—	—
Preferred member units	713	—	—	237	950	—	—	—	65
Preferred member units (HRS Services, ULC)	38	—	—	12	50	—	—	—	1
HW Temps, LLC
Term loan	2,591	13	(150)	—	2,454	—	370	—	—
Preferred member units	985	—	—	—	985	—	—	35	—
Market Force Information, Inc.
Term loan	—	6,018	(286)	—	5,732	—	324	—	—
Member units	—	3,675	—	—	3,675	—	—	—	—
M.H. Corbin, Inc.
Term loan	3,299	8	(177)	—	3,130	—	382	—	—
Preferred member units	1,500	—	—	—	1,500	—	—	35	—
Mystic Logistics, Inc.
Term loan	2,294	21	(352)	(47)	1,916	—	272	2	—
Common stock	1,445	—	—	260	1,705	—	—	—	—
NuStep, LLC
Term loan	—	5,179	(131)	—	5,048	—	603	—	—
Preferred member units	—	2,550	—	—	2,550	—	—	—	—
SoftTouch Medical Holdings, LLC
Term loan	1,260	5	—	(5)	1,260	—	135	—	124
Member units	1,618	—	—	163	1,781	—	—	42	—
	$56,312	$30,753	$(12,811)	$2,608	$76,862	$951	$4,850	$180	$1,904
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
(5) Non-Control/Non-Affiliate investments are investments that are neither Control investments nor Affiliate investments.
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
(21) Effective yield as of December 31, 2017 was approximately 0.01%.
(22) The 1 week and 1, 2, 3 and 6 month LIBOR rates were 1.48%, 1.57%, 1.62%, 1.69% and 1.84%, respectively, as of December 31, 2017. The actual LIBOR rate for each loan listed may not be the applicable LIBOR rate as of December 31, 2017, as the loan may have been priced or repriced based on a LIBOR rate prior to or subsequent to December 31, 2017. The prime rate was 4.50% as of December 31, 2017.
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
(26) The fair value of the investment was determined using significant unobservable inputs. See Note 3 — Fair Value Hierarchy for Investments.

See notes to the consolidated financial statements.

HMS Income Fund, Inc.
Notes to the Consolidated Financial Statements

Note 1 — Principal Business and Organization

HMS Income Fund, Inc. (collectively with its consolidated subsidiaries, the “Company”) was formed as a Maryland corporation on November 28, 2011 under the General Corporation Law of the State of Maryland. The Company is an externally managed, non-diversified closed-end management investment company that has elected to be treated as a BDC under the 1940 Act. The Company has elected to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

The Company’s primary investment objective is to generate current income through debt and equity investments. A secondary objective of the Company is to generate long-term capital appreciation through equity and equity-related investments, including warrants, convertible securities and other rights to acquire equity securities. The Company’s portfolio strategy is to invest primarily in illiquid debt and equity securities issued by lower middle market (“LMM”) companies, which generally have annual revenues between $10 million and $150 million, and middle market (“Middle Market”) companies that are generally larger in size than the LMM companies. The Company categorizes some of its investments in LMM companies and Middle Market companies as private loan (“Private Loan”) portfolio investments. Private Loan investments, often referred to in the debt markets as “club deals,” are investments, generally in debt instruments, that the Company originates on a collaborative basis with other investment funds. Private Loan investments are typically similar in size, structure, terms and conditions to investments the Company holds in its LMM portfolio and Middle Market portfolio. The Company’s portfolio also includes other portfolio (“Other Portfolio”) investments primarily consisting of the Company’s investment in HMS-ORIX (see Note 4 — Investment in HMS-ORIX SLF LLC) and investments managed by third parties, which differ from the typical profiles for the Company’s other types of investments.

The Company previously registered for sale up to 150,000,000 shares of common stock pursuant to a registration statement on Form N-2 (File No. 333-178548) which was initially declared effective by the Securities and Exchange Commission (the “SEC”) on June 4, 2012 (the “Initial Offering”). The Initial Offering terminated on December 1, 2015. The Company had raised approximately $601.2 million under the Initial Offering, including proceeds from the dividend reinvestment plan of approximately $22.0 million. The Company also registered for sale up to $1,500,000,000 worth of shares of common stock (the “Offering”) pursuant to a new registration statement on Form N-2 (File No. 333-204659), as amended. With the approval of the Company’s board of directors, the Company closed the Offering to new investors effective September 30, 2017. Through December 31, 2018, the Company raised approximately $211.2 million in the Offering, including proceeds from the distribution reinvestment plan of approximately $79.5 million.

HMS Funding I LLC (“HMS Funding”) and HMS Equity Holding, LLC (“HMS Equity Holding”) are both wholly owned subsidiaries of the Company that were organized as Delaware limited liability companies. HMS Equity Holding II, Inc. (“HMS Equity Holding II”) is a wholly owned subsidiary of the Company that was organized as a Delaware corporation. HMS California Holdings LP (“HMS California Holdings”) is a wholly owned subsidiary of the Company that was organized as a Delaware limited partnership. HMS California Holdings GP LLC (“HMS California Holdings GP”) is a wholly owned subsidiary of the Company that was organized as a Delaware limited liability company. HMS Funding was created for the Deutsche Bank Credit Facility (as defined below in Note 6 — Borrowings) in order to function as a “Structured Subsidiary,” which is permitted to incur debt outside of the TIAA Credit Facility (as defined below in Note 6 — Borrowings).

The business of the Company is managed by HMS Adviser LP (the “Adviser”), a Texas limited partnership and wholly owned affiliate of Hines Interests Limited Partnership (“Hines”), under an Investment Advisory and Administrative Services Agreement dated May 31, 2012 (as amended, the “Investment Advisory Agreement”). The Company and the Adviser have retained MSC Adviser I, LLC (the “Sub-Adviser”), a wholly-owned subsidiary of Main Street Capital Corporation (“Main Street”), a New York Stock Exchange listed BDC, as the Company’s investment sub-adviser, pursuant to an Investment Sub-Advisory Agreement (the “Sub-Advisory Agreement”) to identify, evaluate, negotiate and structure prospective investments, make investment and portfolio management recommendations for approval by the Adviser, monitor the Company’s investment portfolio and provide certain ongoing administrative services to the Adviser. The Adviser and the Sub-Adviser are collectively referred to as the “Advisers”, and each is registered as an investment adviser under the Investment Advisers Act of 1940, as amended . Upon the execution of the Sub-Advisory Agreement, Main Street became an affiliate of the Company. The Company’s board of directors most recently reapproved the Investment Advisory Agreement and Sub-Advisory Agreement on May 10, 2018. The Company engaged Hines Securities, Inc. (the “Dealer Manager”), an affiliate of the Adviser, to serve as the Dealer Manager for the Company’s offerings, if any.

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The Company is an investment company, as defined in the accounting and reporting guidance under Topic 946, Financial Services-Investment Companies, of the Financial Accounting Standards Board’s (“FASB’s”) Accounting Standards Codification, as amended (the “ASC”). The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its wholly owned consolidated subsidiaries: HMS Funding, HMS Equity Holding, HMS Equity Holding II, HMS California Holdings LP and HMS California Holdings GP LLC. All intercompany accounts and transactions have been eliminated in consolidation. Under ASC Topic 946, the Company is precluded from consolidating portfolio company investments, including those in which it has a controlling interest, unless the portfolio company is a wholly owned investment company. An exception to this general principle occurs if the Company owns a controlled operating company whose purpose is to provide services to the Company such as an investment adviser or transfer agent. None of the investments made by the Company qualifies for this exception. Therefore, the Company’s portfolio company investments, including those in which the Company has a controlling interest, are carried on the Consolidated Balance Sheet at fair value, as discussed below, with changes to fair value recognized as “Net Change in Unrealized Appreciation (Depreciation) on Investments” on the Consolidated Statements of Operations until the investment is realized, usually upon exit, resulting in any gain or loss on exit being recognized as a realized gain or loss. However, in the event that any controlled subsidiary exceeds the tests of significance set forth in Rules 3-09 or 4-08(g) of Regulation S-X, the Company will include required financial information for such subsidiary in the notes or as an attachment to its consolidated financial statements.

Reclassifications

Certain reclassifications have been made to prior period amounts to conform to the current period financial statement presentation with no effect on our previously reported net income, net asset value or cash flows from operations.

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

Investment Classification

The Company classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, (a) “Control” investments are defined as investments in companies in which the Company owns more than 25% of the voting securities or has rights to nominate greater than 50% of the directors or managers of the entity, (b) “Affiliate” investments are defined as investments in which between 5% and 25% of the voting securities are owned, or an investment in an investment company’s investment adviser, and the investments are not classified as Control investments and (c) “Non-Control/Non-Affiliate” investments are defined as investments that are neither Control investments nor Affiliate investments.

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

Pursuant to its internal valuation process and the requirements under the 1940 Act, the Company performs valuation procedures on its investments in each LMM portfolio company and certain Private Loan portfolio companies (the “Internally Valued Investments”) once a quarter. Among other things, the Company generally consults with a nationally recognized independent valuation firm on the Internally Valued Investments at least once in every calendar year, and for new Internally Valued Investments, at least once in the twelve-month period subsequent to the initial investment. In certain instances, the Company may determine that it is not cost-effective, and as a result is not in its stockholders’ best interest, to consult with the nationally recognized independent valuation firm on its investments in one or more of these Internally Valued Investments. Such instances include situations where the fair value of the Company’s investment is determined to be insignificant relative to the total investment portfolio. During the year ended December 31, 2018, the Company consulted with its independent valuation firm in arriving at the Company’s determination of fair value on its investments in 27 of the 30 LMM portfolio companies and in 23 of the 48 Private Loan portfolio companies. During the year ended December 31, 2017, the Company consulted with its independent valuation firm in arriving at the Company’s determination of fair value on its investments in 22 of the 25 LMM portfolio companies and in 19 of the 38 Private Loan portfolio companies.

Due to the inherent uncertainty in the valuation process, the Company’s estimate of fair value may differ materially from the values that would have been used had an active market for the securities existed. In addition, changes in the market environment, portfolio company performance and other events that may occur over the lives of the investments may cause the gains or losses ultimately realized on these investments to be materially different than the valuations currently assigned. The Company estimates the fair value of each individual investment and record changes in fair value as “Net Change in Unrealized Appreciation (Depreciation) on Investments” in the Consolidated Statements of Operations.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid investments with an original maturity of three months or less at the date of purchase. These highly liquid, short term investments are included in the Consolidated Schedule of Investments. Cash and cash equivalents are carried at cost, which approximates fair value.

Security Transactions

Security transactions are accounted for on the trade date. As of the trade date, the investment is derecognized for security sales and recognized for security purchases. As of December 31, 2018, the Company had no investments under contract to purchase. As of December 31, 2017, the Company had three investments at a contract price of $29.3 million under contract to purchase which had not yet settled. These investments have been recognized by the Company and are included in the Consolidated Schedule of Investments. The settlement obligations are presented in the line item “Payable for securities purchased” at the contract price. As of December 31, 2018 and 2017, the Company had one and two investments, respectively, at contract prices of $918,000 and $5.0 million, respectively, under contract to sell which had not yet settled. These investments were derecognized by the Company and are not included in the Consolidated Schedule of Investments. The sale trades are presented in the line item “Receivable for securities sold” at the contract price.

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

As of December 31, 2018, the Company had six debt investments in four portfolio companies that were more than 90 days past due, including five debt investments in three portfolio companies which were on non-accrual status. Each of these portfolio companies experienced a significant decline in credit quality after we acquired our investments, raising doubt regarding the Company’s ability to collect the principal and interest contractually due. Given the credit deterioration, the Company ceased accruing interest income on the non-accrual debt investments and wrote off any previously accrued interest deemed uncollectible. As of December 31, 2018, the Company is not aware of any other material changes to the creditworthiness of the borrowers underlying its debt investments.

As of December 31, 2017, the Company had four debt investments in three portfolio companies that were more than 90 days past due, all of which were on non-accrual status. Each of these portfolio companies experienced a significant decline in credit quality after we acquired our investments, raising doubt regarding the Company’s ability to collect the principal and interest contractually due. Given the credit deterioration, the Company ceased accruing interest income on the non-accrual debt investments and wrote off any previously accrued interest deemed uncollectible. There was no allowance recorded for the year ended December 31, 2017.

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

At December 31, 2018 and 2017, the Company held 24 and 19 investments, respectively, that contained a PIK provision. As discussed above, four of the 24 investments with PIK provisions as of December 31, 2018 and three of the 19 investments with PIK provisions as of December 31, 2017 were on non-accrual status and no PIK interest was recorded on these investments during the years ended December 31, 2018 and 2017. For the years ended December 31, 2018, 2017 and 2016, the Company recognized approximately $1.9 million, $1.3 million and $469,000, respectively, of PIK interest. The Company stops accruing PIK interest and writes off any accrued and uncollected interest in arrears when it determines that such PIK interest in arrears is no longer collectible.

The Company may periodically provide services, including structuring and advisory services, to its portfolio companies or other third parties. The income from such services is non-recurring. For services that are separately identifiable and evidence exists to substantiate fair value, income is recognized as earned, which is generally when the investment or other applicable transaction closes. For the years ended December 31, 2018, 2017 and 2016, the Company recognized approximately $2.1 million, $2.4 million and $1.3 million, respectively, of non-recurring fee income received from its portfolio companies or other third parties, which accounted for approximately 1.8%, 2.3% and 1.5%, respectively, of the Company’s total investment income during such periods. Fees received in connection with debt financing transactions for services that do not meet these criteria are treated as debt origination fees and are deferred and accreted into interest income over the life of the financing.

Unearned Income – Original Issue Discount / Premium to Par Value

The Company generally purchases its debt investments for an amount different than their respective principal values. For purchases at less than par value, a discount is recorded at acquisition, which is accreted into interest income based on the effective interest method over the life of the debt investment. For purchases at greater than par value, a premium is recorded at acquisition, which is amortized as a reduction to interest income based on the effective interest method over the life of the investment. Upon repayment , any unamortized discount or premium is also recognized into interest income. For the years ended December 31, 2018, 2017 and 2016, the Company accreted approximately a net of $9.8 million, $13.1 million and $8.4 million, respectively, into interest income.

Net Realized Gain(Loss) on Investments and Net Change in Unrealized Appreciation (Depreciation) on Investments

Generally, net realized gains or losses are measured by the difference between the net proceeds from the sale of an investment and the amortized cost, without regard to unrealized appreciation or depreciation previously recognized, and includes investments written-off during the period net of recoveries and realized gains or losses from in-kind redemptions. Net change in unrealized appreciation or depreciation on investments reflects the net change in the fair value of the investment portfolio and the reclassification of any prior period unrealized appreciation (depreciation) on exited investments to realized gains or losses.

Deferred Financing Costs

Deferred financing costs represent fees and other direct costs incurred in connection with arranging the Company’s borrowings. These costs were incurred in connection with the Company’s revolving credit facilities (see Note 6 — Borrowings) and have been capitalized. The deferred financing costs are being amortized to interest expense using the straight-line method over the life of the related credit facility, which the Company believes is materially consistent with the effective interest method. For the years ended December 31, 2018, 2017 and 2016, the Company amortized approximately $1.3 million, $1.3 million, and $1.5 million, respectively, into interest expense related to deferred financing costs.

Offering Costs

In accordance with the Investment Advisory Agreement and the Sub-Advisory Agreement, the Company reimburses the Advisers for any offering costs that are paid on the Company’s behalf, which consist of, among other costs, actual legal, accounting, bona fide out-of-pocket itemized and detailed due diligence costs, printing, filing fees, transfer agent costs, postage, escrow fees, data processing fees, advertising and sales literature and other offering costs. The Company expects to reimburse the Advisers for such costs incurred on its behalf on a monthly basis, up to a maximum aggregate amount of 1.5% of the gross stock offering proceeds, including proceeds from the issuance of stock from our distribution reinvestment plan. The Advisers are responsible for the payment of offering costs to the extent they exceed 1.5% of the aggregate gross stock offering proceeds.

Effective January 1, 2016 through the closing of the Offering to new investors, offering costs were capitalized as incurred by the Company as it became obligated to reimburse its Advisers for such costs and subsequently amortized to expense over a 12-month period to more closely track applicable guidance. Deferred offering costs were fully amortized to expense upon the closing of the Offering to new investors and are currently expensed as incurred by the Company as it becomes obligated to reimburse its Advisers for such costs.

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

Income Taxes

The Company has elected to be treated for U.S. federal income tax purposes as a RIC. As a RIC, the Company generally will not incur corporate-level U.S. federal income taxes on net ordinary income or capital gains that the Company timely distributes each taxable year as dividends to its stockholders. To qualify as a RIC in any taxable year, the Company must, among other things, satisfy certain source-of-income and asset diversification requirements. In addition, the Company must distribute in respect of each taxable year dividends of an amount generally at least equal to 90% of its investment company taxable income, determined without regard to any deduction for dividends paid, in order to maintain its ability to be subject to tax as a RIC (the “Annual Distribution Requirement”). As a part of maintaining our RIC status, undistributed taxable income (subject to a 4% excise tax) pertaining to a given taxable year may be distributed up to 12 months subsequent to the end of that taxable year, provided such distributions are declared prior to the later of eight-and-one-half months after the close of the taxable year in which such taxable income was generated or the extended due date for the timely filing of the tax return related to the tax year in which such taxable income was generated and paid to the shareholders in the 12-month period following the close of such taxable year and not later than the date of the first dividend payment of the same type of dividend made after such declaration. In order to avoid the imposition of this excise tax, the Company needs to distribute in respect of each calendar year dividends of an amount at least equal to the sum of: (1) 98.0% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of its capital gain in excess of capital loss, or capital gain net income, (adjusted for certain ordinary losses) for the one-year period generally ending on October 31 of that calendar year (or, if we so elect, for that calendar year) and (3) any net ordinary income and capital gain net income for preceding years that was not distributed with respect to such years and on which the Company incurred no U.S. federal income tax (the “Excise Tax Avoidance Requirement”).

Two of the Company’s wholly owned subsidiaries, HMS Equity Holding and HMS Equity Holding II have elected to be taxable entities. HMS Equity Holding and HMS Equity Holding II primarily hold equity investments in portfolio companies which are treated as “pass through” entities for tax purposes. HMS Equity Holding and HMS Equity Holding II are consolidated for financial reporting purposes, and the portfolio investments held by each entity are included in the consolidated financial statements as portfolio investments recorded at fair value. HMS Equity Holding and HMS Equity Holding II are not consolidated with the Company for income tax purposes and may generate income tax expense, or benefit, and the related tax assets and liabilities, as a result of its ownership of certain portfolio investments. This income tax expense, or benefit, if any, and the related tax assets and liabilities, are reflected in the Company’s consolidated financial statements.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014‑09, Revenue from Contracts with Customers (Topic 606). ASU 2014‑09 supersedes the revenue recognition requirements under ASC 605, Revenue Recognition, and most industry‑specific guidance throughout the Industry Topics of the ASC. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Under the guidance, an entity is required to perform the following five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The guidance will significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. Additionally, the guidance requires improved disclosures as to the nature, amount, timing and uncertainty of revenue that is recognized. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarified the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarified the implementation guidance regarding performance obligations and licensing arrangements. In May 2016, the FASB issued ASU 2016‑12, Revenue from Contracts with Customers (Topic 606)-Narrow‑Scope Improvements and Practical Expedients, which clarified guidance on assessing collectability, presenting sales tax, measuring non-cash consideration, and certain transition matters. The guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Substantially all of the Company’s income is not within the scope of ASU 2014-09. For those income items that are within the scope of ASU 2014-09 (primarily fee income), the Company has similar performance obligations as compared with deliverables and separate units of account previously identified. As a result, the Company’s timing of its revenue recognition remains the same and the adoption of the standard did not have a material impact on the Company’s consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities which amends the guidance related to the classification and measurement of investments in equity securities. The guidance requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. The ASU will also amend the guidance related to the presentation of certain fair value changes for financial liabilities measured at fair value and certain disclosure requirements associated with the fair value of financial instruments. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of this new accounting standard did not have a material impact on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which addresses eight specific cash flow issues including, among other things, the classification of debt prepayment or debt extinguishment costs. ASU 2016-15 is effective for fiscal years, and the interim periods within those fiscal years, beginning after December 15, 2017. The adoption of this new accounting standard did not have a material impact on the Company’s consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230),” which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new guidance is effective for fiscal years beginning after December 15, 2017 and the interim periods within those fiscal years. The impact of the adoption of this new accounting standard did not have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820),” which is intended to improve fair value disclosure requirements by removing disclosures that are not cost-beneficial, clarifying disclosures’ specific requirements, and adding relevant disclosure requirements. The amendments take effect for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements and related disclosures.

In August 2018, the SEC adopted rules (the "SEC Release") amending certain disclosure requirements intended to eliminate redundant, duplicative, overlapping, outdated, or superseded, in light of other SEC disclosure requirements, US GAAP requirements, or changes in the information environment. In part, the SEC Release requires an investment company to present distributable earnings in total on the consolidated balance sheet and consolidated statement of changes in net assets, rather than showing the three components of distributable earnings as previously shown. The Company adopted this part of the SEC Release in the current annual period and the changes in presentation have been retrospectively applied to the consolidated balance sheet as of December 31, 2017 and to the consolidated statements of changes in net assets for the years ended December 31, 2017 and 2016. The impact of the adoption of these rules on the Company’s consolidated financial statements was not material. Additionally, the SEC Release requires disclosure of changes in net assets within a registrant's Form 10-Q filing on a quarter-to-date and year-to-date basis for both the current year and prior year comparative periods. The Company expects to adopt the new requirement to present changes in shareholders' equity in interim financial statements within Form 10-Q filings starting with the quarter ending March 31, 2019. The compliance date for the SEC Release was for all filings, as applicable, on or after November 5, 2018. The adoption of these rules will not have a material impact on the consolidated financial statements.

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

As of December 31, 2018 and 2017, the Company’s investment portfolio was comprised of debt securities, equity investments, and Other Portfolio investments. The fair value determination for these investments primarily consisted of unobservable (Level 3) inputs.

As of December 31, 2018 and 2017, all of the Company’s LMM portfolio investments consisted of illiquid securities issued by private companies. The fair value determination for the LMM portfolio investments primarily consisted of unobservable inputs. As a result, all of the Company’s LMM portfolio investments were categorized as Level 3 as of December 31, 2018 and 2017.

As of December 31, 2018 and 2017, the Company’s Middle Market portfolio investments consisted primarily of Middle Market investments in secured and unsecured debt investments and independently rated debt investments. The fair value determination for these investments consisted of a combination of (1) observable inputs in non-active markets for which sufficient observable inputs were available to determine the fair value of these investments, (2) observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and (3) unobservable inputs. As a result, all of the Company’s Middle Market portfolio investments were categorized as Level 3 as of December 31, 2018 and 2017.

As of December 31, 2018 and 2017, the Company’s Private Loan portfolio investments primarily consisted of debt investments. The fair value determination for Private Loan investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of the Company’s Private Loan portfolio investments were categorized as Level 3 as of December 31, 2018 and 2017.

As of December 31, 2018 and 2017, the Company’s Other Portfolio investments consisted of illiquid securities issued by private companies. The Company relies primarily on information provided by managers of private investment funds in valuing these investments and considers whether it is appropriate, in light of all relevant circumstances, to value the Other Portfolio investments, at the NAV reported by the private investment fund at the time of valuation or to adjust the value to reflect a premium or discount. The fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of the Company’s Other Portfolio equity investments were categorized as Level 3 as of December 31, 2018 and 2017.

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

The following table presents fair value measurements of the Company’s investments, by major class, as of December 31, 2018 according to the fair value hierarchy (dollars in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First lien secured debt investments	$—	$—	$846,427	$846,427
Second lien secured debt investments	—	—	93,573	93,573
Unsecured debt investments	—	—	11,236	11,236
Equity investments (1)	—	—	155,332	155,332
Total	$—	$—	$1,106,568	$1,106,568
(1) Includes the Company’s investment in HMS-ORIX. (See Note 4 — Investment in HMS-ORIX SLF LLC)

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
(1) Includes the Company’s investment in HMS-ORIX. (See Note 4 — Investment in HMS-ORIX SLF LLC)

The following table presents fair value measurements of the Company’s investments, by investment classification, segregated by the level within the fair value hierarchy as of December 31, 2018 (dollars in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
LMM portfolio investments	$—	$—	$210,274	$210,274
Private Loan investments	—	—	408,939	408,939
Middle Market investments	—	—	434,271	434,271
Other Portfolio investments (1)	—	—	53,084	53,084
Total	$—	$—	$1,106,568	$1,106,568
(1) Includes the Company’s investment in HMS-ORIX. (See Note 4 — Investment in HMS-ORIX SLF LLC)

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
(1) Includes the Company’s investment in HMS-ORIX. (See Note 4 — Investment in HMS-ORIX SLF LLC)

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

The following table, which is not intended to be all inclusive, presents the significant unobservable inputs of the Company’s Level 3 investments as of December 31, 2018 (dollars in thousands):

	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range	Weighted Average (2)
LMM equity investments	$79,641	Discounted Cash Flows	WACC	11.8% - 17.5%	13.7%
		Market Approach/Enterprise Value	EBITDA Multiples (1)	4.3x - 8.5x	6.6x
LMM debt investments	130,633	Discounted Cash Flows	Expected Principal Recovery	97.0% - 100.0%	99.9%
			Risk Adjusted Discount Factor	9.6% - 20.0%	12.5%
Private Loan debt investments	285,733	Discounted Cash Flows	Expected Principal Recovery	1.5% - 100.0%	99.8%
			Risk Adjusted Discount Factor	5.8% - 30.3%	10.2%
	106,301	Market Approach	Third Party Quotes	90.9% - 101.0%	98.6%
Private Loan equity investments	16,905	Market Approach/Enterprise Value	EBITDA Multiples (1)	4.9x - 9.5x	6.9x
		Discounted Cash Flows	WACC	11.4% - 14.2%	12.7%
Middle Market debt investments	428,569	Market Approach	Third Party Quotes	56.2% - 100.9%	95.3%
Middle Market equity investments	5,702	Market Approach	Third Party Quotes	$0.68 - $250.0	$98.1
		Discounted Cash Flows	WACC	16.1% - 18.0%	16.1%
		Market Approach/ Enterprise Value	EBITDA Multiples (1)	3.9x - 5.5x	5.5x
Other Portfolio investments (3)	53,084	Market Approach	NAV (1)	85.5% - 119.3%	95.3%
	$1,106,568
(1) May include pro forma adjustments and/or other add-backs based on specific circumstances related to each investment.
(2) Weighted average excludes investments for which the significant unobservable input was not utilized in the fair value determination.
(3) Includes the Company’s investment in HMS-ORIX. (See Note 4 — Investment in HMS-ORIX SLF LLC)

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
(3) Includes the Company’s investment in HMS-ORIX. (See Note 4 — Investment in HMS-ORIX SLF LLC)

The following table provides a summary of changes in fair value of the Company’s Level 3 portfolio investments for the year ended December 31, 2018 (dollars in thousands):

Type of Investment	January 1, 2018 Fair Value	PIK Interest Accrual	New Investments (1)	Sales/ Repayments	Net Change in Unrealized Appreciation (Depreciation)(2)	Net Realized Gain (Loss)	December 31, 2018 Fair Value
LMM Equity	$47,876	$—	$18,574	$(3,506)	$15,015	$1,682	$79,641
LMM Debt	87,781	33	56,033	(12,580)	505	(1,139)	130,633
Private Loan Equity	8,612	35	8,285	(883)	505	351	16,905
Private Loan Debt	306,770	1,234	269,286	(174,818)	(10,599)	161	392,034
Middle Market Debt	545,217	593	198,738	(300,059)	3,382	(19,302)	428,569
Middle Market Equity	4,575	—	6,633	—	(5,506)	—	5,702
Other Portfolio (3)	48,608	—	8,007	—	(3,531)	—	53,084
Total	$1,049,439	$1,895	$565,556	$(491,846)	$(229)	$(18,247)	$1,106,568
(1) Column includes changes to investments due to the net accretion of discounts/premiums and amortization of fees.
(2) Column does not include unrealized appreciation (depreciation) on unfunded commitments.
(3) Includes the Company’s investment in HMS-ORIX. (See Note 4 — Investment in HMS-ORIX SLF LLC)

The following table provides a summary of changes in fair value of the Company’s Level 3 portfolio investments for the year ended December 31, 2017 (dollars in thousands):

Type of Investment	January 1, 2017 Fair Value	PIK Interest Accrual	New Investments (1)	Sales/ Repayments	Net Change in Unrealized Appreciation (Depreciation)(2)	Net Realized Gain (Loss)	December 31, 2017 Fair Value
LMM Equity	$37,616	$154	$8,276	$(622)	$3,210	$(758)	$47,876
LMM Debt	78,444	120	26,985	(15,854)	(1,104)	(810)	87,781
Private Loan Equity	6,323	—	3,855	(2,917)	(1,197)	2,548	8,612
Private Loan Debt	205,034	201	210,474	(108,750)	(143)	(46)	306,770
Middle Market Debt	638,374	697	292,865	(380,250)	(3,536)	(2,933)	545,217
Middle Market Equity	5,090	83	914	(1,004)	813	(1,321)	4,575
Other Portfolio (3)	18,366	—	39,812	(10,756)	237	949	48,608
Total	$989,247	$1,255	$583,181	$(520,153)	$(1,720)	$(2,371)	$1,049,439
(1) Column includes changes to investments due to the net accretion of discounts/premiums and amortization of fees.
(2) Column does not include unrealized appreciation (depreciation) on unfunded commitments.
(3) Includes the Company’s investment in HMS-ORIX. (See Note 4 — Investment in HMS-ORIX SLF LLC)

The net change in unrealized appreciation (depreciation) for the years ended December 31, 2018, 2017 and 2016 included in the Consolidated Statement of Operations that related to Level 3 assets still held as of December 31, 2018, 2017 and 2016 was approximately $(15.7) million, $436,000 and $17.1 million, respectively. For the years ended December 31, 2018 and 2017, there were no transfers between Level 2 and Level 3 portfolio investments.

Portfolio Investment Composition

The composition of the Company’s investments as of December 31, 2018, at cost and fair value, was as follows (dollars in thousands):

	Investments at Cost	Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First lien secured debt investments	$873,331	77.8%	$846,427	76.5%
Second lien secured debt investments	98,281	8.8	93,573	8.4
Unsecured debt investments	12,038	1.1	11,236	1.0
Equity investments (1)	136,051	12.1	153,313	13.9
Equity warrants	1,987	0.2	2,019	0.2
Total	$1,121,688	100.0%	$1,106,568	100.0%
(1) Includes the Company’s investment in HMS-ORIX. (See Note 4 — Investment in HMS-ORIX SLF LLC)

The composition of the Company’s investments as of December 31, 2017, at cost and fair value, was as follows (dollars in thousands):

	Investments at Cost	Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First lien secured debt investments	$856,582	80.5%	$830,460	79.1%
Second lien secured debt investments	97,691	9.2	97,940	9.3
Unsecured debt investments	11,194	1.0	11,368	1.1
Equity investments (1)	96,850	9.1	107,597	10.3
Equity warrants	2,012	0.2	2,074	0.2
Total	$1,064,329	100.0%	$1,049,439	100.0%
(1) Includes the Company’s investment in HMS-ORIX. (See Note 4 - Investment in HMS-ORIX SLF LLC)

The composition of the Company’s investments by geographic region as of December 31, 2018, at cost and fair value, was as follows (dollars in thousands) (since the Other Portfolio investments do not represent a single geographic region, this information excludes Other Portfolio investments):

	Investments at Cost	Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Northeast	$153,513	14.4%	$146,819	13.9%
Southeast	171,384	16.1	181,182	17.2
West	230,843	21.7	221,012	21.0
Southwest	242,402	22.8	238,221	22.6
Midwest	233,392	21.9	233,067	22.1
Non-United States	33,497	3.1	33,183	3.2
Total	$1,065,031	100.0%	$1,053,484	100.0%

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

The composition of the Company’s total investments by industry as of December 31, 2018 and December 31, 2017, at cost and fair value was as follows (since the Other Portfolio investments do not represent a single industry, this information excludes Other Portfolio investments):

	Cost		Fair Value
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Commercial Services and Supplies	6.7%	7.9%	6.3%	7.7%
IT Services	5.8	4.6	5.9	4.6
Media	5.5	4.0	5.5	3.9
Construction and Engineering	4.9	5.4	5.1	5.5
Internet Software and Services	4.9	3.3	5.0	3.3
Aerospace and Defense	4.7	4.8	4.6	4.9
Oil, Gas, and Consumable Fuels	4.7	2.4	4.7	2.5
Diversified Telecommunication Services	4.6	5.3	4.4	5.3
Communications Equipment	4.1	4.3	3.8	4.5
Machinery	4.0	3.5	5.3	4.0
Hotels, Restaurants, and Leisure	3.4	6.2	3.4	6.3
Energy Equipment and Services	3.4	3.5	3.5	3.2
Leisure Equipment and Products	3.4	3.0	3.4	3.1
Distributors	3.2	3.1	3.1	3.2
Specialty Retail	3.1	2.9	2.5	2.0
Food Products	2.9	2.6	2.9	2.6
Health Care Providers and Services	2.8	1.5	2.8	1.6
Computers and Peripherals	2.6	2.3	3.4	2.6
Diversified Consumer Services	2.3	3.6	1.8	3.7
Construction Materials	2.3	1.5	2.4	1.6
Internet and Catalog Retail	1.7	1.9	1.3	1.6
Software	1.7	0.5	1.9	0.6
Road & Rail	1.7	0.5	1.7	0.5
Professional Services	1.6	3.5	1.6	3.6
Food & Staples Retailing	1.6	1.0	1.6	1.0
Trading Companies and Distributors	1.5	1.2	1.4	1.3
Wireless Telecommunication Services	1.4	—	1.3	—
Containers and Packaging	1.3	—	1.3	—
Household Durables	1.3	1.6	1.3	1.6
Textiles, Apparel & Luxury Goods	1.1	0.4	1.0	0.3
Health Care Equipment and Supplies	1.0	2.0	0.9	2.1
Transportation Infrastructure	1.0	—	1.0	—
Capital Markets	0.7	1.1	0.7	1.1
Personal Products	—	1.0	—	1.0
Auto Components	—	2.7	—	2.4
Diversified Financial Services	—	1.3	—	1.2
Other (1)	3.1	5.6	3.2	5.6
Total	100.0%	100.0%	100.0%	100.0%
(1) Includes various industries with each industry individually less than 1.0% of the total combined LMM, Middle Market and Private Loan portfolio investments.

Note 4 — Investment in HMS-ORIX SLF LLC

On April 4, 2017, the Company and ORIX Funds Corp. (“Orix”) entered into a limited liability company agreement to co-manage HMS-ORIX, which invests primarily in broadly-syndicated loans. Pursuant to the terms of the limited liability agreement and through representation on the HMS-ORIX Board of Managers, the Company and Orix each have 50% voting control of HMS-ORIX and together will agree on all portfolio and investment decisions as well as all other significant actions for HMS-ORIX. The Company does not have sole control of significant actions of HMS-ORIX and, accordingly, does not consolidate the operations of HMS-ORIX within the consolidated financial statements. As of December 31, 2018, the Company and Orix have committed to provide, and have funded, an aggregate of $50.0 million of equity to HMS-ORIX, with the Company providing $30.0 million (60% of the equity) and Orix providing $20.0 million (40% of the equity).

As of December 31, 2018 and 2017, HMS-ORIX had total assets of $162.5 million and $142.9 million, respectively, and HMS-ORIX’s portfolio consisted of 107 and 74 broadly-syndicated loans, respectively, all of which were secured by first-priority liens, generally in industries similar to those in which the Company may directly invest. As of December 31, 2018 and 2017, there were no loans in HMS-ORIX’s portfolio that were on non-accrual status.

On April 5, 2017, HMS-ORIX closed on a $100.0 million credit facility with Bank of America, N.A. (the “Initial HMS-ORIX Credit Facility”). The Initial HMS-ORIX Credit Facility had a maturity date of April 5, 2020 and borrowings under the facility accrued interest at a rate equal to LIBOR plus 1.65% per annum. As of December 31, 2017, $86.5 million of advances were outstanding under the Initial HMS-ORIX Credit Facility.

On November 20, 2018, HMS-ORIX closed on a $170.0 million credit facility with Citibank, N.A. (the “Refinanced HMS-ORIX Credit Facility”). The proceeds from the Refinanced HMS-ORIX Credit Facility were used to pay off the outstanding balance on the Initial HMS-ORIX Credit Facility, which was subsequently terminated. The reinvestment period for the Refinanced HMS-ORIX Credit Facility is scheduled to expire on September 6, 2019 and the maturity date is nine months after expiration of the reinvestment period (unless terminated earlier pursuant to the terms of the Refinanced HMS-ORIX Credit Facility). Borrowings under the Refinanced HMS-ORIX Credit Facility bear interest at a rate equal to the three-month LIBOR plus 1.15%. As of December 31, 2018, $98.8 million of advances were outstanding under the Refinanced HMS-ORIX Credit Facility. Borrowings under the facility are secured by substantially all of the assets of HMS-ORIX.

The following table presents a summary of HMS-ORIX’s portfolio as of December 31, 2018 and 2017 (dollars in thousands):

	As of December 31, 2018	As of December 31, 2017

Total debt investments (1)	$165,025	$138,908
Weighted average effective yield on loans(2)	5.82%	4.95%
Largest loan to a single borrower(1)	$3,461	$3,496
Total of 10 largest loans to borrowers(1)	$30,430	$30,790
(1) At principal amount.
(2) Weighted average effective annual yield is calculated based on the investments at the end of each period and includes accretion of original issue discounts and amortization of premiums, and the amortization of fees received in connection with transactions.

The following table presents a listing of HMS-ORIX’s individual loans as of December 31, 2018:

HMS-ORIX
Loan Portfolio
As of December 31, 2018
(dollars in thousands)
Portfolio Company	Industry	Type of Investment	Principal	Cost	Fair Value

Acrisure, LLC	Insurance	LIBOR (2 months) + 4.25%, Current Coupon 6.77%, Secured Debt (Maturity - November 22, 2023)	$2,492	$2,487	$2,422
Advantage Sales & Marketing Inc.	Commercial Services and Supplies	LIBOR (1 month) + 3.25%, Current Coupon 5.77%, Secured Debt (Maturity - July 23, 2021)	1,970	1,913	1,752

HMS-ORIX
Loan Portfolio
As of December 31, 2018
(dollars in thousands)
Portfolio Company	Industry	Type of Investment	Principal	Cost	Fair Value

Air Medical Group Holdings, Inc.	Health Care Providers and Services	LIBOR (1 month) + 3.25%, Current Coupon 5.68%, Secured Debt (Maturity - April 28, 2022)	$1,970	$1,960	$1,847
AlixPartners, LLP	Professional Services	LIBOR (3 months) + 2.75%, Current Coupon 5.27%, Secured Debt (Maturity - April 4, 2024)	992	992	956
American Seafoods Group LLC	Food Products	LIBOR (1 month) + 2.75%, Current Coupon 5.28%, Secured Debt (Maturity - August 21, 2023)	1,435	1,428	1,382
Ancestry.com Operations Inc.	Internet Software and Services	LIBOR (1 month) + 3.25%, Current Coupon 5.78%, Secured Debt (Maturity - October 19, 2023)	1,293	1,306	1,240
Arch Coal, Inc.	Metals and Mining	LIBOR (1 month) + 2.75%, Current Coupon 5.27%, Secured Debt (Maturity - March 7, 2024)	1,965	1,972	1,916
Asurion, LLC	Insurance	LIBOR (1 month) + 3.00%, Current Coupon 5.52%, Secured Debt (Maturity - November 3, 2023)	1,261	1,261	1,212
		LIBOR (1 month) + 3.00%, Current Coupon 5.52%, Secured Debt (Maturity - November 4, 2024)	323	322	310
			1,584	1,583	1,522
Atkore International, Inc.	Electric Equipment, Instruments and Components	LIBOR (1 month) + 3.00%, Current Coupon 4.97%, Secured Debt (Maturity - December 22, 2023)	2,948	2,967	2,864
Barracuda Networks	Internet Software and Services	LIBOR (1 month) + 3.25%, Current Coupon 5.72%, Secured Debt (Maturity - February 12, 2025)	1,000	974	956
Bass Pro Group, LLC	Specialty Retail	LIBOR (3 months) + 4.25%, Current Coupon 6.55%, Secured Debt (Maturity - September 25, 2024)	1,975	1,929	1,898
Bausch Health Companies Inc.	Health Care Equipment and Supplies	LIBOR (1 month) + 3.00%, Current Coupon 5.38%, Secured Debt (Maturity - June 2, 2025)	1,402	1,408	1,342
BCP Renaissance Parent L.L.C.	Oil, Gas and Consumable Fuels	LIBOR (3 months) + 3.50%, Current Coupon 6.03%, Secured Debt (Maturity - October 31, 2024)	597	599	583
Boxer Parent Company, Inc.	Software	LIBOR (3 months) + 4.25%, Current Coupon 7.05%, Secured Debt (Maturity - October 2, 2025)	2,800	2,772	2,708
Boyd Gaming Corporation	Hotels, Restaurants and Leisure	LIBOR (1 week) + 2.25%, Current Coupon 4.66%, Secured Debt (Maturity - September 15, 2023)	1,250	1,208	1,208
Builders FirstSource, Inc.	Building Products	LIBOR (1 month) + 3.00%, Current Coupon 5.80%, Secured Debt (Maturity - February 29, 2024)	2,947	2,943	2,774
Caesars Resort Collection, LLC	Hotels, Restaurants and Leisure	LIBOR (1 month) + 2.75%, Current Coupon 5.27%, Secured Debt (Maturity - December 23, 2024)	1,247	1,210	1,201
Calpine Corporation	Independent Power and Renewable Electricity Provider	LIBOR (3 months) + 2.50%, Current Coupon 5.31%, Secured Debt (Maturity - January 15, 2023)	1,970	1,977	1,881
CareerBuilder	Internet Software and Services	LIBOR (3 months) + 6.75%, Current Coupon 9.14%, Secured Debt (Maturity - July 31, 2023)	1,500	1,500	1,493
CDS U.S. Intermediate Holdings, Inc.	Hotels, Restaurants and Leisure	LIBOR (1 month) + 3.75%, Current Coupon 6.27%, Secured Debt (Maturity - July 8, 2022)	973	974	914
CenturyLink, Inc.	Diversified Telecommunication Services	LIBOR (1 month) + 2.75%, Current Coupon 5.27%, Secured Debt (Maturity - January 31, 2025)	997	943	934

HMS-ORIX
Loan Portfolio
As of December 31, 2018
(dollars in thousands)
Portfolio Company	Industry	Type of Investment	Principal	Cost	Fair Value

Citgo Petroleum Corporation	Oil, Gas and Consumable Fuels	LIBOR (3 months) + 3.50%, Current Coupon 5.90%, Secured Debt (Maturity - July 29, 2021)	$695	$689	$682
ClubCorp Holdings, Inc.	Real Estate Management and Development	LIBOR (3 months) + 2.75%, Current Coupon 5.55%, Secured Debt (Maturity - September 18, 2024)	1,959	1,949	1,852
CPI International, Inc.	Aerospace and Defense	LIBOR (1 month) + 3.50%, Current Coupon 6.01%, Secured Debt (Maturity - July 26, 2024)	1,975	1,975	1,919
Creative Artists Agency LLC	Entertainment	LIBOR (1 month) + 3.00%, Current Coupon 5.47%, Secured Debt (Maturity - February 15, 2024)	997	983	966
Cyxtera DC Holdings, Inc.	Technology Hardware, Storage and Peripherals	LIBOR (3 months) + 3.00%, Current Coupon 5.38%, Secured Debt (Maturity - May 1, 2024)	2,955	2,966	2,840
Deerfield Holdings Corporation	Diversified Financial Services	LIBOR (1 month) + 3.25%, Current Coupon 5.77%, Secured Debt (Maturity - February 13, 2025)	2,978	2,974	2,827
Diamond Resorts International, Inc.	Hotels, Restaurants and Leisure	LIBOR (1 month) + 3.75%, Current Coupon 6.07%, Secured Debt (Maturity - September 1, 2023)	2,130	2,159	1,992
EFS Cogen Holdings I LLC	Electric Utilities	LIBOR (1 month) + 3.25%, Current Coupon 5.77%, Secured Debt (Maturity - June 28, 2023)	1,816	1,830	1,781
Eldorado Resorts, Inc.	Hotels, Restaurants and Leisure	LIBOR (1 month) + 2.25%, Current Coupon 4.75%, Secured Debt (Maturity - April 17, 2024)	1,000	968	960
Encapsys LLC	Chemicals	LIBOR (1 month) + 3.25%, Current Coupon 5.77%, Secured Debt (Maturity - November 7, 2024)	993	994	970
Endo Luxembourg Finance Company I S.a.r.l.	Pharmaceuticals	LIBOR (1 month) + 4.25%, Current Coupon 6.81%, Secured Debt (Maturity - April 29, 2024)	1,970	1,989	1,862
Everi Payments Inc.	Leisure Products	LIBOR (3 months) + 3.00%, Current Coupon 5.52%, Secured Debt (Maturity - May 9, 2024)	1,970	1,963	1,917
Exgen Renewables IV, LLC	Independent Power and Renewable Electricity Provider	LIBOR (3 months) + 3.00%, Current Coupon 5.71%, Secured Debt (Maturity - November 29, 2024)	294	293	281
Financial & Risk US Holdings, Inc.	Software	LIBOR (1 month) + 3.75%, Current Coupon 6.27%, Secured Debt (Maturity - October 1, 2025)	1,425	1,424	1,363
First American Payment Systems, L.P.	Diversified Financial Services	LIBOR (1 month) + 4.75%, Current Coupon 7.29%, Secured Debt (Maturity - January 5, 2024)	889	900	885
Fitness International, LLC	Hotels, Restaurants and Leisure	LIBOR (1 month) + 3.25%, Current Coupon 5.77%, Secured Debt (Maturity - April 18, 2025)	2,039	2,050	1,963
Flex Acquisition Company Inc	Containers and Packaging	LIBOR (3 months) + 3.00%, Current Coupon 5.35%, Secured Debt (Maturity - December 29, 2023)	1,975	1,985	1,869
Flexera Software LLC	Software	LIBOR (1 month) + 3.25%, Current Coupon 5.78%, Secured Debt (Maturity - February 26, 2025)	1,518	1,514	1,468
Gardner Denver, Inc.	Machinery	LIBOR (1 month) + 2.75%, Current Coupon 5.27%, Secured Debt (Maturity - July 30, 2024)	2,316	2,309	2,242
Golden Nugget, Inc.	Hotels, Restaurants and Leisure	LIBOR (1 month) + 2.75%, Current Coupon 5.19%, Secured Debt (Maturity - October 4, 2023)	1,875	1,875	1,811
GrafTech Finance Inc.	Metals and Mining	LIBOR (1 month) + 3.50%, Current Coupon 6.02%, Secured Debt (Maturity - February 12, 2025)	1,950	1,931	1,850

HMS-ORIX
Loan Portfolio
As of December 31, 2018
(dollars in thousands)
Portfolio Company	Industry	Type of Investment	Principal	Cost	Fair Value

Gray Television, Inc.	Broadcast Radio and Television	LIBOR (3 months) + 2.50%, Current Coupon 4.90%, Secured Debt (Maturity - January 2, 2026)	$286	$281	$277
Greatbatch Ltd.	Pharmaceuticals	LIBOR (1 month) + 3.00%, Current Coupon 5.39%, Secured Debt (Maturity - October 27, 2022)	2,000	2,012	1,956
GYP Holdings III Corp.	Trading Companies and Distributors	LIBOR (1 month) + 2.75%, Current Coupon 5.27%, Secured Debt (Maturity - June 2, 2025)	3,448	3,473	3,261
Harbor Freight Tools USA, Inc.	Specialty Retail	LIBOR (1 month) + 2.50%, Current Coupon 5.02%, Secured Debt (Maturity - August 18, 2023)	1,944	1,951	1,841
HD Supply Waterworks, Ltd.	Trading Companies and Distributors	LIBOR (6 months) + 3.00%, Current Coupon 5.71%, Secured Debt (Maturity - August 1, 2024)	139	138	134
Horizon Pharma, Inc.	Pharmaceuticals	LIBOR (1 month) + 3.00%, Current Coupon 5.56%, Secured Debt (Maturity - March 29, 2024)	1,925	1,944	1,841
Hyland Software, Inc.	Software	LIBOR (1 month) + 3.50%, Current Coupon 6.02%, Secured Debt (Maturity - July 1, 2024)	499	485	486
IG Investments Holdings, LLC	Professional Services	LIBOR (1 month) + 3.50%, Current Coupon 6.02%, Secured Debt (Maturity - May 23, 2025)	1,975	1,987	1,929
Infiltrator Water Technologies, LLC	Specialty Retail	LIBOR (3 months) + 3.00%, Current Coupon 5.39%, Secured Debt (Maturity - May 27, 2022)	1,394	1,372	1,354
Invenergy, LLC	Renewable Energy Provider	LIBOR (1 month) + 3.50%, Current Coupon 5.84%, Secured Debt (Maturity - August 28, 2025)	1,946	1,941	1,932
IRB Holding Corp.	Food Products	LIBOR (1 month) + 3.25%, Current Coupon 5.68%, Secured Debt (Maturity - February 5, 2025)	397	397	380
Ivanti Software, Inc.	Software	LIBOR (1 month) + 4.25%, Current Coupon 6.60%, Secured Debt (Maturity - January 22, 2024)	983	989	959
KBR, Inc.	Aerospace and Defense	LIBOR (1 month) + 3.75%, Current Coupon 6.27%, Secured Debt (Maturity - April 25, 2025)	1,992	1,984	1,962
Kingpin Intermediate Holdings LLC	Diversified Consumer Services	LIBOR (1 month) + 3.50%, Current Coupon 6.02%, Secured Debt (Maturity - July 3, 2024)	998	988	971
KUEHG Corp.	Diversified Consumer Services	LIBOR (1 month) + 3.75%, Current Coupon 6.55%, Secured Debt (Maturity - February 21, 2025)	2,457	2,465	2,368
Learfield Communications LLC	Media	LIBOR (1 month) + 3.25%, Current Coupon 5.78%, Secured Debt (Maturity - December 1, 2023)	1,970	1,989	1,923
MA FinanceCo., LLC	Software	LIBOR (1 month) + 2.50%, Current Coupon 5.02%, Secured Debt (Maturity - June 21, 2024)	384	385	358
Mallinckrodt International Finance S.A.	Pharmaceuticals	LIBOR (6 months) + 3.00%, Current Coupon 5.62%, Secured Debt (Maturity - February 24, 2025)	993	991	921
Match Group, Inc.	Media	LIBOR (2 months) + 2.50%, Current Coupon 5.09%, Secured Debt (Maturity - November 16, 2022)	2,000	1,998	1,990
McAfee, LLC	Software	LIBOR (3 months) + 3.75%, Current Coupon 6.10%, Secured Debt (Maturity - September 30, 2024)	948	933	925
McDermott International, Inc.	Construction and Engineering	LIBOR (1 month) + 5.00%, Current Coupon 7.52%, Secured Debt (Maturity - May 12, 2025)	993	973	929

HMS-ORIX
Loan Portfolio
As of December 31, 2018
(dollars in thousands)
Portfolio Company	Industry	Type of Investment	Principal	Cost	Fair Value

Metro-Goldwyn-Mayer Inc.	Media	LIBOR (1 month) + 2.50%, Current Coupon 5.03%, Secured Debt (Maturity - July 3, 2025)	$998	$970	$964
Michaels Stores, Inc.	Specialty Retail	LIBOR (1 month) + 2.50%, Current Coupon 4.97%, Secured Debt (Maturity - January 30, 2023)	1,000	973	960
Micro Holding Corp. (MH Sub and Internet Brands)	Media	LIBOR (1 month) + 3.75%, Current Coupon 6.25%, Secured Debt (Maturity - September 13, 2024)	1,247	1,217	1,186
Mohegan Tribal Gaming Authority	Hotels, Restaurants and Leisure	LIBOR (1 month) + 4.00%, Current Coupon 6.52%, Secured Debt (Maturity - October 13, 2023)	1,914	1,933	1,719
MPH Acquisition Holdings LLC	Health Care Technology	LIBOR (1 month) + 3.25%, Current Coupon 5.57%, Secured Debt (Maturity - June 7, 2023)	2,664	2,702	2,532
NAB Holdings, LLC	IT Services	LIBOR (3 months) + 3.00%, Current Coupon 5.80%, Secured Debt (Maturity - July 1, 2024)	1,975	1,965	1,885
Ortho-Clinical Diagnostics, Inc	Life Sciences Tools and Services	LIBOR (1 month) + 3.25%, Current Coupon 5.76%, Secured Debt (Maturity - June 30, 2025)	1,945	1,940	1,809
Packaging Coordinators Midco Inc	Health Care Facilities and Services	LIBOR (3 months) + 4.00%, Current Coupon 6.81%, Secured Debt (Maturity - June 30, 2023)	997	992	985
Party City Holdings Inc.	Specialty Retail	LIBOR (1 month) + 2.50%, Current Coupon 5.03%, Secured Debt (Maturity - August 19, 2022)	1,245	1,224	1,205
PI UK Holdco II Limited	Diversified Financial Services	LIBOR (1 month) + 3.50%, Current Coupon 6.02%, Secured Debt (Maturity - January 3, 2025)	2,978	2,956	2,893
Prime Security Services, LLC (Protection One)	Commercial Services and Supplies	LIBOR (1 month) + 2.75%, Current Coupon 5.09%, Secured Debt (Maturity - May 2, 2022)	654	638	628
Rackspace Hosting, Inc.	Electric Equipment, Instruments and Components	LIBOR (3 months) + 3.00%, Current Coupon 5.58%, Secured Debt (Maturity - November 3, 2023)	3,251	3,276	2,884
Radiate Holdco, LLC	Diversified Telecommunication Services	LIBOR (1 month) + 3.00%, Current Coupon 5.52%, Secured Debt (Maturity - February 1, 2024)	2,544	2,519	2,408
Red Ventures, LLC	Professional Services	LIBOR (1 month) + 3.00%, Current Coupon 5.52%, Secured Debt (Maturity - November 8, 2024)	1,631	1,619	1,590
Savage Enterprises, LLC	Road and Rail	LIBOR (1 month) + 4.50%, Current Coupon 6.88%, Secured Debt (Maturity - August 1, 2025)	1,097	1,076	1,085
Scientific Games International, Inc.	Leisure Products	LIBOR (2 months) + 2.75%, Current Coupon 5.25%, Secured Debt (Maturity - August 14, 2024)	892	893	840
Seattle SpinCo, Inc.	Software	LIBOR (3 months) + 2.50%, Current Coupon 5.02%, Secured Debt (Maturity - June 21, 2024)	2,593	2,597	2,422
SeaWorld Parks & Entertainment, Inc.	Hotels, Restaurants and Leisure	LIBOR (3 months) + 3.75%, Current Coupon 6.07%, Secured Debt (Maturity - April 1, 2024)	1,965	1,967	1,881
ServiceMaster Global Holdings, Inc.	Home and Office Products	LIBOR (1 month) + 2.50%, Current Coupon 4.84%, Secured Debt (Maturity - November 8, 2023)	2,000	1,993	1,964
Sprint Corporation	Diversified Telecommunication Services	LIBOR (1 month) + 3.00%, Current Coupon 5.38%, Secured Debt (Maturity - February 2, 2024)	500	493	485
SRS Distribution Inc.	Trading Companies and Distributors	LIBOR (3 months) + 3.25%, Current Coupon 5.77%, Secured Debt (Maturity - May 23, 2025)	1,197	1,194	1,120

HMS-ORIX
Loan Portfolio
As of December 31, 2018
(dollars in thousands)
Portfolio Company	Industry	Type of Investment	Principal	Cost	Fair Value

SS&C European Holdings S.a.r.l.	Software	LIBOR (1 month) + 2.25%, Current Coupon 4.77%, Secured Debt (Maturity - April 16, 2025)	$206	$205	$195
SS&C Technologies, Inc.	Software	LIBOR (1 month) + 2.25%, Current Coupon 4.77%, Secured Debt (Maturity - April 16, 2025)	543	541	514
Staples, Inc.	Distributors	LIBOR (3 months) + 4.00%, Current Coupon 6.54%, Secured Debt (Maturity - September 12, 2024)	1,980	1,975	1,903
Starfruit US Holdco LLC	Chemicals	LIBOR (1 month) + 3.25%, Current Coupon 5.60%, Secured Debt (Maturity - October 1, 2025)	1,250	1,247	1,204
Telenet Financing USD LLC	Diversified Telecommunication Services	LIBOR (1 month) + 2.25%, Current Coupon 4.71%, Secured Debt (Maturity - August 17, 2026)	1,655	1,653	1,580
Transdigm, Inc.	Aerospace and Defense	LIBOR (1 month) + 2.50%, Current Coupon 5.02%, Secured Debt (Maturity - June 9, 2023)	1,965	1,972	1,859
		LIBOR (1 month) + 2.50%, Current Coupon 5.02%, Secured Debt (Maturity - August 22, 2024)	990	988	937
			2,955	2,960	2,796
Travelport Finance (Luxembourg) S.A.R.L.	Internet Software and Services	LIBOR (3 months) + 2.50%, Current Coupon 5.12%, Secured Debt (Maturity - March 17, 2025)	1,237	1,231	1,219
Traverse Midstream Partners LLC	Oil, Gas and Consumable Fuels	LIBOR (3 months) + 4.00%, Current Coupon 6.60%, Secured Debt (Maturity - September 27, 2024)	781	784	752
UFC Holdings, LLC	Media	LIBOR (3 months) + 3.25%, Current Coupon 5.78%, Secured Debt (Maturity - August 18, 2023)	1,965	1,977	1,920
USS Ultimate Holdings, Inc. (United Site)	Consumer Services	LIBOR (1 month) + 3.75%, Current Coupon 6.09%, Secured Debt (Maturity - August 26, 2024)	598	590	590
Utz Quality Foods, LLC	Food Products	LIBOR (1 month) + 3.50%, Current Coupon 6.02%, Secured Debt (Maturity - November 21, 2024)	1,584	1,583	1,539
VeriFone Systems, Inc.	Hardware	LIBOR (1 month) + 4.00%, Current Coupon 6.64%, Secured Debt (Maturity - August 20, 2025)	500	490	485
Vertafore, Inc.	Software	LIBOR (1 month) + 3.25%, Current Coupon 6.05%, Secured Debt (Maturity - July 2, 2025)	2,500	2,488	2,384
Vertiv Group Corporation	Electrical Equipment	LIBOR (3 months) + 4.00%, Current Coupon 6.71%, Secured Debt (Maturity - November 30, 2023)	1,555	1,570	1,420
Vistra Operations Company LLC	Electric Utilities	LIBOR (1 month) + 2.25%, Current Coupon 4.77%, Secured Debt (Maturity - December 14, 2023)	1,965	1,977	1,895
Web.Com Group, Inc.	Internet Software and Services	LIBOR (3 months) + 3.75%, Current Coupon 6.17%, Secured Debt (Maturity - October 10, 2025)	1,000	1,000	965
West Corporation	Diversified Telecommunication Services	LIBOR (3 months) + 3.50%, Current Coupon 6.03%, Secured Debt (Maturity - October 10, 2024)	647	646	593
		LIBOR (3 months) + 4.00%, Current Coupon 6.53%, Secured Debt (Maturity - October 10, 2024)	1,021	1,011	941
			1,668	1,657	1,534
WideOpenWest Finance, LLC	Diversified Telecommunication Services	LIBOR (1 month) + 3.25%, Current Coupon 5.72%, Secured Debt (Maturity - August 18, 2023)	3,461	3,471	3,215

HMS-ORIX
Loan Portfolio
As of December 31, 2018
(dollars in thousands)
Portfolio Company	Industry	Type of Investment	Principal	Cost	Fair Value

William Morris Endeavor Entertainment, LLC	Recreation Facilities and Services	LIBOR (3 months) + 2.75%, Current Coupon 5.28%, Secured Debt (Maturity - May 16, 2025)	$638	$608	$608
Zekelman Industries, Inc	Manufactured Goods	LIBOR (1 month) + 2.25%, Current Coupon 4.86%, Secured Debt (Maturity - June 14, 2021)	1,000	985	970
Total Loan Portfolio			$165,025	$164,570	$157,923

The following table presents a listing of HMS-ORIX’s individual loans as of December 31, 2017:

HMS-ORIX
Loan Portfolio
As of December 31, 2017
(dollars in thousands)
Portfolio Company	Industry	Type of Investment	Principal	Cost	Fair Value

Acosta, Inc.	Commercial Services and Supplies	LIBOR (1 month) + 3.25%, Current Coupon 4.82%, Secured Debt (Maturity - September 26, 2021)	$2,000	$1,881	$1,766
Acrisure, LLC	Insurance	LIBOR (2 months) + 4.25%, Current Coupon 5.65%, Secured Debt (Maturity - November 22, 2023)	2,115	2,122	2,139
Advantage Sales & Marketing Inc.	Commercial Services and Supplies	LIBOR (1 month) + 3.25%, Current Coupon 4.63%, Secured Debt (Maturity - July 23, 2021)	1,990	1,938	1,945
Air Medical Group Holdings Inc.	Health Care Providers & Services	LIBOR (6 months) + 4.00%, Current Coupon 5.67%, Secured Debt (Maturity - April 28, 2022)	1,990	1,981	1,993
Albany Molecular Research, Inc.	Life Sciences Tools & Services	LIBOR (1 month) + 3.25%, Current Coupon 4.82%, Secured Debt (Maturity - August 28, 2024)	100	100	99
Alphabet Holding Company, Inc.	Food Products	LIBOR (1 month) + 3.50%, Current Coupon 5.07%, Secured Debt (Maturity - September 26, 2024)	1,995	1,985	1,935
American Seafoods Group LLC	Food Products	Prime + 2.25%, Current Coupon 6.75%, Secured Debt (Maturity - August 21, 2023)	1,500	1,493	1,513
Ancestry.com Operations Inc.	Internet Software & Services	LIBOR (1 month) + 3.25%, Current Coupon 4.66%, Secured Debt (Maturity - October 19, 2023)	1,995	2,013	2,007
Arch Coal, Inc.	Metals & Mining	LIBOR (1 month) + 3.25%, Current Coupon 4.82%, Secured Debt (Maturity - March 7, 2024)	1,985	1,992	2,004
AshCo, Inc.	Specialty Retail	LIBOR (3 months) + 5.00%, Current Coupon 6.57%, Secured Debt (Maturity - September 25, 2024)	1,995	1,951	1,993
Asurion, LLC	Insurance	LIBOR (1 month) + 3.00%, Current Coupon 4.57%, Secured Debt (Maturity - November 3, 2023)	1,312	1,312	1,320
Atkore International, Inc.	Electric Equipment, Instruments & Components	LIBOR (3 months) + 3.00%, Current Coupon 4.70%, Secured Debt (Maturity - December 22, 2023)	2,977	3,005	2,999
BCP Renaissance Parent L.L.C.	Oil, Gas & Consumable Fuels	LIBOR (3 months) + 4.00%, Current Coupon 5.38%, Secured Debt (Maturity - October 31, 2024)	600	602	608
BMC Software Finance, Inc.	Software	LIBOR (1 month) + 3.25%, Current Coupon 4.82%, Secured Debt (Maturity - September 12, 2022)	3,156	3,181	3,163

HMS-ORIX
Loan Portfolio
As of December 31, 2017
(dollars in thousands)
Portfolio Company	Industry	Type of Investment	Principal	Cost	Fair Value

Builders FirstSource, Inc.	Building Products	LIBOR (1 month) + 3.00%, Current Coupon 4.69%, Secured Debt (Maturity - February 29, 2024)	$2,977	$2,974	$2,993
Calpine Corporation	Independent Power and Renewable Electricity Producers	LIBOR (3 months) + 2.50%, Current Coupon 4.20%, Secured Debt (Maturity - January 15, 2023)	1,990	1,997	1,991
CHS/Community Health Systems, Inc.	Health Care Providers & Services	LIBOR (3 months) + 3.00%, Current Coupon 4.48%, Secured Debt (Maturity - January 27, 2021)	1,613	1,608	1,543
ClubCorp Holdings, Inc.	Real Estate Management & Development	LIBOR (3 months) + 3.25%, Current Coupon 4.94%, Secured Debt (Maturity - September 18, 2024)	1,959	1,949	1,969
Colorado Buyer Inc.	Technology Hardware, Storage & Peripherals	LIBOR (3 months) + 3.00%, Current Coupon 4.38%, Secured Debt (Maturity - May 1, 2024)	2,985	2,995	3,008
Confie Seguros Holding II Co.	Insurance	LIBOR (1 month) + 5.25%, Current Coupon 6.73%, Secured Debt (Maturity - April 19, 2022)	1,985	1,992	1,987
CPI International, Inc.	Aerospace & Defense	LIBOR (1 month) + 3.50%, Current Coupon 5.07%, Secured Debt (Maturity - July 26, 2024)	1,995	1,995	2,011
Diamond Resorts International, Inc.	Hotels, Restaurants & Leisure	LIBOR (1 month) + 4.50%, Current Coupon 6.07%, Secured Debt (Maturity - September 1, 2023)	2,152	2,179	2,173
Duff & Phelps Corporation	Diversified Financial Services	LIBOR (3 months) + 3.25%, Current Coupon 4.94%, Secured Debt (Maturity - October 15, 2024)	491	494	493
		LIBOR (3 months) + 3.25%, Current Coupon 4.63%, Secured Debt (Maturity - December 4, 2024)	2,728	2,724	2,737
			3,219	3,218	3,230
EFS Cogen Holdings I LLC	Electric Utilities	LIBOR (3 months) + 3.25%, Current Coupon 4.95%, Secured Debt (Maturity - June 28, 2023)	1,904	1,917	1,925
Encapsys LLC	Chemicals	LIBOR (1 month) + 3.25%, Current Coupon 4.82%, Secured Debt (Maturity - November 7, 2024)	1,000	1,001	1,006
Endo Luxembourg Finance Company I S.a.r.l.	Pharmaceuticals	LIBOR (1 month) + 4.25%, Current Coupon 5.88%, Secured Debt (Maturity - April 29, 2024)	1,990	2,009	2,005
Envision Healthcare Corporation	Health Care Providers & Services	LIBOR (1 month) + 3.00%, Current Coupon 4.57%, Secured Debt (Maturity - December 1, 2023)	2,481	2,481	2,491
Everi Payments Inc.	Leisure Products	LIBOR (3 months) + 3.50%, Current Coupon 4.98%, Secured Debt (Maturity - May 9, 2024)	1,990	1,983	2,013
Exgen Renewables IV, LLC	Electrical Production	LIBOR (3 months) + 3.00%, Current Coupon 4.47%, Secured Debt (Maturity - November 29, 2024)	300	299	304
First American Payment Systems, L.P.	Diversified Financial Services	LIBOR (1 month) + 5.75%, Current Coupon 7.14%, Secured Debt (Maturity - January 5, 2024)	952	963	958
Fitness International, LLC	Hotels, Restaurants & Leisure	LIBOR (1 month) + 3.50%, Current Coupon 5.19%, Secured Debt (Maturity - July 1, 2020)	1,735	1,757	1,760
Flex Acquisition Company Inc	Containers & Packaging	LIBOR (3 months) + 3.00%, Current Coupon 4.34%, Secured Debt (Maturity - December 29, 2023)	1,995	2,004	2,008
Flexera Software LLC	Software	LIBOR (1 month) + 3.50%, Current Coupon 4.83%, Secured Debt (Maturity - April 2, 2020)	1,995	2,013	2,008

HMS-ORIX
Loan Portfolio
As of December 31, 2017
(dollars in thousands)
Portfolio Company	Industry	Type of Investment	Principal	Cost	Fair Value

Gardner Denver, Inc.	Machinery	LIBOR (1 month) + 2.75%, Current Coupon 4.44%, Secured Debt (Maturity - July 30, 2024)	$1,995	$2,005	$2,004
Golden Nugget, Inc.	Hotels, Restaurants & Leisure	LIBOR (1 month) + 3.25%, Current Coupon 4.66%, Secured Debt (Maturity - October 4, 2023)	1,990	1,990	2,008
Greatbatch Ltd.	Health Care Equipment & Supplies	LIBOR (1 month) + 3.25%, Current Coupon 4.66%, Secured Debt (Maturity - October 27, 2022)	2,763	2,780	2,788
GYP Holdings III Corp.	Trading Companies & Distributors	LIBOR (1 month) + 3.00%, Current Coupon 4.38%, Secured Debt (Maturity - March 31, 2023)	3,483	3,506	3,502
Harbor Freight Tools USA, Inc.	Specialty Retail	LIBOR (1 month) + 3.25%, Current Coupon 4.82%, Secured Debt (Maturity - August 18, 2023)	1,980	1,987	1,996
HD Supply Waterworks, Ltd.	Trading Companies & Distributors	LIBOR (6 months) + 3.00%, Current Coupon 4.46%, Secured Debt (Maturity - August 1, 2024)	140	140	141
Horizon Pharma, Inc.	Pharmaceuticals	LIBOR (1 month) + 3.25%, Current Coupon 4.75%, Secured Debt (Maturity - March 29, 2024)	1,990	2,009	2,001
IG Investments Holdings, LLC	Professional Services	LIBOR (1 month) + 3.50%, Current Coupon 5.19%, Secured Debt (Maturity - October 29, 2021)	1,990	2,002	1,992
Jackson Hewitt Tax Service Inc.	Diversified Financial Services	LIBOR (1 month) + 7.00%, Current Coupon 8.38%, Secured Debt (Maturity - July 30, 2020)	1,939	1,868	1,922
KMG Chemicals, Inc.	Chemicals	LIBOR (1 month) + 2.75%, Current Coupon 4.32%, Secured Debt (Maturity - June 17, 2024)	863	859	868
KUEHG Corp.	Educational Services	LIBOR (1 month) + 3.75%, Current Coupon 5.44%, Secured Debt (Maturity - August 12, 2022)	2,482	2,489	2,493
LANDesk Group, Inc.	Software	LIBOR (1 month) + 4.25%, Current Coupon 5.82%, Secured Debt (Maturity - January 22, 2024)	993	999	947
Learfield Communications LLC	Media	LIBOR (1 month) + 3.25%, Current Coupon 4.82%, Secured Debt (Maturity - December 1, 2023)	1,990	2,009	2,007
MA FinanceCo., LLC	Electric Equipment, Instruments & Components	LIBOR (1 month) + 2.75%, Current Coupon 4.32%, Secured Debt (Maturity - June 21, 2024)	387	387	388
Mohegan Tribal Gaming Authority	Hotels, Restaurants & Leisure	LIBOR (1 month) + 4.00%, Current Coupon 5.57%, Secured Debt (Maturity - October 13, 2023)	1,985	2,003	2,006
MPH Acquisition Holdings LLC	Health Care Technology	LIBOR (3 months) + 3.00%, Current Coupon 4.69%, Secured Debt (Maturity - June 7, 2023)	2,896	2,935	2,905
NAB Holdings, LLC	IT Services	LIBOR (3 months) + 3.25%, Current Coupon 4.82%, Secured Debt (Maturity - July 1, 2024)	1,990	1,981	2,000
Ortho-Clinical Diagnostics, Inc	Life Sciences Tools & Services	LIBOR (1 month) + 3.75%, Current Coupon 5.44%, Secured Debt (Maturity - June 30, 2021)	1,985	1,980	1,992
PODS, LLC	Transportation & Logistics	LIBOR (1 month) + 3.00%, Current Coupon 4.40%, Secured Debt (Maturity - December 6, 2024)	1,995	1,994	2,010
Rackspace Hosting, Inc.	Electric Equipment, Instruments & Components	LIBOR (3 months) + 3.00%, Current Coupon 4.38%, Secured Debt (Maturity - November 3, 2023)	3,284	3,309	3,286
Radiate Holdco, LLC	Media	LIBOR (3 months) + 3.00%, Current Coupon 4.38%, Secured Debt (Maturity - February 1, 2024)	2,570	2,544	2,547

HMS-ORIX
Loan Portfolio
As of December 31, 2017
(dollars in thousands)
Portfolio Company	Industry	Type of Investment	Principal	Cost	Fair Value

Red Ventures, LLC	Direct Marketing Services	LIBOR (1 month) + 4.00%, Current Coupon 5.57%, Secured Debt (Maturity - November 8, 2024)	$1,995	$1,981	$1,996
Scientific Games International, Inc.	Leisure Products	LIBOR (1 month) + 3.25%, Current Coupon 4.67%, Secured Debt (Maturity - August 14, 2024)	399	401	403
Seattle Spin Co.	Electric Equipment, Instruments & Components	LIBOR (3 months) + 2.75%, Current Coupon 4.32%, Secured Debt (Maturity - June 21, 2024)	2,613	2,616	2,618
SeaWorld Parks & Entertainment, Inc.	Hotels, Restaurants & Leisure	LIBOR (3 months) + 3.00%, Current Coupon 4.69%, Secured Debt (Maturity - April 1, 2024)	1,985	1,987	1,966
Signode Industrial Group US Inc.	Machinery	LIBOR (1 month) + 2.75%, Current Coupon 4.32%, Secured Debt (Maturity - April 30, 2021)	2,773	2,792	2,785
Staples, Inc.	Distributors	LIBOR (3 months) + 4.00%, Current Coupon 5.49%, Secured Debt (Maturity - September 12, 2024)	2,000	1,995	1,965
Telenet Financing USD LLC	Diversified Telecommunications Services	LIBOR (1 month) + 2.50%, Current Coupon 3.92%, Secured Debt (Maturity - March 2, 2026)	1,655	1,655	1,663
Transdigm, Inc.	Aerospace & Defense	LIBOR (1 month) + 2.75%, Current Coupon 4.32%, Secured Debt (Maturity - June 9, 2023)	1,985	1,992	1,990
		LIBOR (1 month) + 3.00%, Current Coupon 4.57%, Secured Debt (Maturity - August 22, 2024)	1,000	998	1,006
			2,985	2,990	2,996
Travelport Finance (Luxembourg) S.A.R.L.	Internet Software & Services	LIBOR (3 months) + 2.75%, Current Coupon 4.17%, Secured Debt (Maturity - September 2, 2021)	1,901	1,901	1,903
Traverse Midstream Partners LLC	Oil, Gas & Consumable Fuels	LIBOR (3 months) + 4.00%, Current Coupon 5.85%, Secured Debt (Maturity - September 27, 2024)	781	784	793
UFC Holdings, LLC	Media	LIBOR (3 months) + 3.25%, Current Coupon 4.81%, Secured Debt (Maturity - August 18, 2023)	1,990	2,002	2,003
Ultra Resources, Inc.	Oil, Gas & Consumable Fuels	LIBOR (1 month) + 3.00%, Current Coupon 4.41%, Secured Debt (Maturity - April 12, 2024)	2,000	2,002	2,002
Utz Quality Foods, LLC	Commercial Services and Supplies	LIBOR (1 month) + 3.50%, Current Coupon 5.01%, Secured Debt (Maturity - November 21, 2024)	1,600	1,599	1,616
Valeant Pharmaceuticals International, Inc.	Pharmaceuticals	LIBOR (1 month) + 3.50%, Current Coupon 4.94%, Secured Debt (Maturity - April 1, 2022)	1,546	1,553	1,570
Vertiv Group Corporation	Electrical Equipment	LIBOR (3 months) + 4.00%, Current Coupon 5.35%, Secured Debt (Maturity - November 30, 2023)	1,555	1,569	1,556
Vistra Operations Company LLC	Electric Utilities	LIBOR (2 months) + 2.75%, Current Coupon 4.08%, Secured Debt (Maturity - December 14, 2023)	1,985	1,996	2,001
West Corporation	Diversified Telecommunications Services	LIBOR (1 month) + 4.00%, Current Coupon 5.35%, Secured Debt (Maturity - October 10, 2024)	1,032	1,022	1,036
WideOpenWest Finance, LLC	Diversified Telecommunications Services	LIBOR (1 month) + 3.25%, Current Coupon 4.75%, Secured Debt (Maturity - August 18, 2023)	3,496	3,506	3,470
Total Loan Portfolio			$138,908	$139,017	$139,012

For the year ended December 31, 2018 and for the period from inception (April 4, 2017) to December 31, 2017, the Company recognized approximately $2.1 million and $450,000, respectively, of dividend income from its investment in HMS-ORIX.

The following tables show the financial information for HMS-ORIX:

HMS-ORIX SLF LLC
Balance Sheet
(dollars in thousands)
	As of December 31, 2018	As of December 31, 2017
Assets
Portfolio investments at fair value (amortized cost: $164,570 and $139,017 as of December 31, 2018 and 2017, respectively)	$157,923	$139,012
Cash and cash equivalents	3,873	2,681
Interest receivable	197	306
Deferred financing costs, net	497	890
Other assets	30	15
Total assets	$162,520	$142,904

Liabilities
Credit facilities payable	$98,818	$86,500
Payable for securities purchased	18,442	5,268
Distributions payable	902	—
Accounts payable and accrued expenses	439	64
Total liabilities	118,601	91,832

Net assets
Members’ equity	43,919	51,072
Total net assets	43,919	51,072
Total liabilities and net assets	$162,520	$142,904

HMS-ORIX SLF LLC
Statements of Operations
(dollars in thousands)
	For the Year Ended December 31, 2018	For the Period from inception (April 4, 2017) to December 31, 2017

Investment income
Interest income	$7,505	$3,730
Dividend income	—	—
Fee income	—	—
Other income	—	—
Total investment income	7,505	3,730
Expenses
Interest expense	3,755	1,720
Other expenses	1	34
General and administrative expenses	89	64
Total expenses	3,845	1,818
Net investment income	3,660	1,912
Net realized loss on investments	(618)	(85)
Net realized income	3,042	1,827
Net change in unrealized depreciation on investments	(6,642)	(5)
Net increase (decrease) in net assets resulting from operations	$(3,600)	$1,822

Note 5 — Unconsolidated Significant Subsidiaries

In accordance with Rules 3-09 and 4-08(g) of Regulation S-X, the Company must determine which of its unconsolidated controlled portfolio companies, if any, are considered "significant subsidiaries." After performing this analysis, the Company determined that GRT Rubber Technologies, LLC (“GRT”) is a significant subsidiary for the year ended December 31, 2018, under at least one of the significance conditions of Rule 4-08(g) of Regulation S-X.  The Company had no “significant subsidiaries” under Rule 3-09 for the years ended December 31, 2018, 2017 and 2016, and under Rule 4-08(g) of Regulation S-X for the years ended December 31, 2017 and 2016.

The following tables show the summarized financial information for GRT (dollars in thousands):

	As of December 31,
	2018	2017
Balance Sheet Data
Current assets	$8,399	$8,375
Non current assets	24,242	28,121
Current liabilities	2,870	3,577
Non current liabilities	14,445	15,876

	For the Twelve Months Ended December 31,
	2018	2017	2016
Summary of Operations
Total revenue	$37,821	$31,165	$26,140
Gross profit	9,526	6,737	6,330
Income from operations	4,934	2,329	2,181
Net income (loss)	2,470	(103)	(270)

Note 6 — Borrowings

A BDC has historically been able to issue “senior securities,” including borrowing money from banks or other financial institutions, only in amounts such that its asset coverage, as defined in the 1940 Act, equals at least 200% after such incurrence or issuance. In March 2018, the Small Business Credit Availability Act (the “SBCAA”) was enacted into law. The SBCAA, among other things, amended the 1940 Act to reduce the asset coverage requirement applicable to BDCs from 200% to 150% so long as the BDC meets certain disclosure requirements, obtains certain approvals and, in the case of an unlisted BDC, makes an offer to repurchase shares held by its stockholders as of the date of the requisite approval. Effectiveness of the reduced asset coverage requirements to a BDC requires approval by either (1) a “required majority” (as defined in Section 57(o) of the 1940 Act) of such BDC’s board of directors with effectiveness one year after the date of such approval or (2) a majority of the votes cast at a special or annual meeting of such BDC’s stockholders at which a quorum is present, which is effective the day after such stockholder approval. The Company has not requested or obtained any such approval and as a result, remains subject to the 200% asset coverage requirement.

On March 6, 2017, the Company entered into an amended and restated senior secured revolving credit agreement (the “TIAA Credit Facility”) with TIAA, FSB (formerly known as EverBank Commercial Finance, Inc. prior to June 18, 2018) (“TIAA Bank”), as administrative agent, and with TIAA Bank and other financial institutions as lender. The TIAA Credit Facility, as amended, features aggregate revolver commitments of $120.0 million. Borrowings under the TIAA Credit Facility bear interest, subject to the Company’s election, on a per annum basis equal to (i) the adjusted LIBOR plus 2.75% or (ii) the base rate plus 1.75%. The base rate is defined as the higher of (a) the prime rate, (b) the Federal Funds Rate (as defined in the credit agreement) plus 0.50% or (c) the adjusted LIBOR plus 1.00%. The adjusted LIBOR is defined in the credit agreement for the TIAA Credit Facility as the one-month LIBOR plus an adjustment for statutory reserve requirements for Eurocurrency liabilities as described in the credit agreement. As of December 31, 2018, the one-month LIBOR was 2.50%. Additionally, the Company pays an annual unused commitment fee of 0.30% on the unused revolver commitments if more than 50% of the revolver commitments are being used and an annual unused commitment fee of 0.625% on the unused revolver commitments if less than 50% of the revolver commitments are being used. As of December 31, 2018, the Company was not aware of any instances of noncompliance with covenants related to the TIAA Credit Facility.

The TIAA Credit Facility permits the creation of certain “Structured Subsidiaries,” which are not guarantors under the TIAA Credit Facility and which are permitted to incur debt outside of the TIAA Credit Facility. Borrowings under the TIAA Credit Facility are secured by all of the Company’s assets, other than the assets of Structured Subsidiaries, as well as all of the assets, and a pledge of equity ownership interests, of any future subsidiaries of the Company (other than Structured Subsidiaries). The credit agreement for the TIAA Credit Facility contains affirmative and negative covenants usual and customary for credit facilities of this nature, including: (i) maintaining a minimum interest coverage ratio of at least 2.00 to 1.00; (ii) maintaining an asset coverage ratio of at least 2.10 to 1.00; and (iii) maintaining a minimum consolidated tangible net worth, excluding Structured Subsidiaries, of at least the greater of (a) the aggregate amount of the revolver commitments or (b) $50.0 million. Further, the TIAA Credit Facility contains limitations on incurrence of other indebtedness (other than by the Structured Subsidiaries), limitations on industry concentration, and an anti-hoarding provision to protect the collateral under the TIAA Credit Facility. Additionally, the Company must provide information to TIAA on a regular basis, preserve its corporate existence, comply with applicable laws, including the 1940 Act, pay obligations when they become due, and invest the proceeds of the sales of common stock in accordance with its investment objectives and strategies (as set forth in the TIAA Credit Facility). Further, the credit agreement contains usual and customary default provisions including: (i) a default in the payment of interest and principal; (ii) insolvency or bankruptcy of the Company; (iii) a material adverse change in the Company’s business; or (iv) breach of any covenant, representation or warranty in the loan agreement or other credit documents and failure to cure such breach within defined periods. Additionally, the TIAA Credit Facility requires the Company to obtain written approval from the administrative agent prior to entering into any material amendment, waiver or other modification of any provision of the Investment Advisory Agreement. As of December 31, 2018, the Company was not aware of any instances of noncompliance with covenants related to the TIAA Credit Facility.

On May 18, 2015, HMS Funding I LLC (“HMS Funding”), entered into an amended and restated credit agreement (the “Deutsche Bank Credit Facility”) among HMS Funding as borrower, the Company, as equityholder and as servicer, Deutsche Bank AG, New York Branch (“Deutsche Bank”), as administrative agent, the financial institutions party thereto as lenders (together with Deutsche Bank, the “HMS Funding Lenders”), and U.S. Bank National Association, as collateral agent and collateral custodian. The Company contributes certain assets to HMS Funding from time to time, as permitted under the TIAA Credit Facility, as collateral to secure the Deutsche Bank Credit Facility. As of December 31, 2018, the Deutsche Bank Credit Facility, as amended, provided a borrowing capacity of $450.0 million, with an accordion provision allowing increases in aggregate commitments, not to exceed $550.0 million, with lender consent. Under the Deutsche Bank Credit Facility, interest is calculated as the sum of the index plus the applicable margin of 2.35%. The index will be equal to one-month LIBOR, or, in the event that LIBOR is not reasonably available, the higher of Deutsche Bank’s base commercial lending rate and the interest rate equal to 0.5% above the federal funds rate. As of December 31, 2018, the one-month LIBOR was 2.50%. The Deutsche Bank Credit Facility provides for a revolving period until November 20, 2020, unless otherwise extended with the consent of the HMS Funding Lenders. The amortization period begins the day after the last day of the revolving period and ends on November 20, 2022, the maturity date. During the amortization period, the applicable margin will increase by 0.25%. During the revolving period, HMS Funding will pay a utilization fee equal to 2.50% of the undrawn amount of the required utilization, between the aggregate commitments and the outstanding advances under the facility, provided that the undrawn fee relating to any utilization shortfall will not be payable to the extent that the utilization fee relating to such utilization shortfall is incurred. Additionally, per the terms of a fee letter executed on November 20, 2017, HMS Funding pays Deutsche Bank an administrative agent fee of 0.25% per annum of the aggregate revolver commitments on a monthly basis. As of December 31, 2018, the Company was not aware of any instances of noncompliance with covenants related to the Deutsche Bank Credit Facility.

HMS Funding’s obligations under the Deutsche Bank Credit Facility are secured by a first priority security interest in its assets, including all of the present and future property and assets of HMS Funding. The Deutsche Bank Credit Facility contains affirmative and negative covenants usual and customary for credit facilities of this nature, including maintaining a positive tangible net worth, limitations on industry concentration and complying with all applicable laws. The Deutsche Bank Credit Facility contains usual and customary default provisions including: (i) a default in the payment of interest and principal; (ii) insolvency or bankruptcy of the Company; (iii) the occurrence of a change of control; or (iv) any uncured breach of a covenant, representation or warranty in the Deutsche Bank Credit Facility. As of December 31, 2018, the Company was not aware of any instances of noncompliance with covenants related to the Deutsche Bank Credit Facility.

As of December 31, 2018, the Company had borrowings of $120.0 million outstanding on the EverBank Credit Facility, and had borrowings of $389.0 million outstanding on the Deutsche Bank Credit Facility, both of which the Company estimated approximated fair value.

A summary of the Company’s significant contractual payment obligations for the repayment of outstanding borrowings at December 31, 2018 is as follows:

	Payments Due By Period (dollars in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
TIAA Credit Facility (1)	$120,000	$—	$120,000	$—	$—
Deutsche Bank Credit Facility (2)	389,000	—	—	389,000	—
Total	$509,000	$—	$120,000	$389,000	$—

(1)	At December 31, 2018, the Company had no availability under the TIAA Credit Facility.

(2)
At December 31, 2018, $61.0 million remained available under the Deutsche Bank Credit Facility; however, the Company’s borrowing ability is limited to the asset coverage restrictions imposed by the 1940 Act, as discussed above.

Note 7 — Financial Highlights

The following is a schedule of financial highlights of the Company for the years ended December 31, 2018, 2017, 2016, 2015 and 2014.

	Year Ended December 31,
Per Share/Unit Data:	2018	2017	2016	2015	2014
NAV at beginning of period	$8.15	$8.15	$7.88	$8.40	$8.91
Results from Operations
Net investment income (1) (2)	0.74	0.73	0.70	0.75	0.66
Net realized gain (loss) on investments (1) (2)	(0.23)	(0.03)	(0.29)	(0.11)	0.04
Net change in unrealized appreciation (depreciation) on investments(1) (2)	—	(0.02)	0.56	(0.78)	(0.89)
Net increase (decrease) in net assets resulting from operations	0.51	0.68	0.97	(0.14)	(0.19)
Stockholder distributions (1) (3)
Distributions from net investment income (1) (2)	(0.70)	(0.70)	(0.70)	(0.70)	(0.70)
Distributions from realized appreciation (1) (2)	—	—	—	—	—
Net decrease in net assets resulting from stockholder distributions	(0.70)	(0.70)	(0.70)	(0.70)	(0.70)
Capital share transactions
Issuance of common stock above NAV, net of offering costs (1) (4)	—	0.02	—	0.21	0.09
Net increase in net assets resulting from capital share transactions	—	0.02	—	0.21	0.09
Other (5)	—	—	—	0.11	0.29
NAV at end of the period	$7.96	$8.15	$8.15	$7.88	$8.40
Shares of common stock outstanding at end of period	78,584,824	79,511,731	73,382,971	62,382,044	30,967,120
Weighted average shares of common stock outstanding	79,250,498	77,718,813	68,029,977	48,838,114	16,022,853

(1)	Based on weighted average number of shares of common stock outstanding for the period.

(2)	Change in net realized income and net unrealized appreciation (depreciation) on investments can change significantly from period to period.

(3)	The stockholder distributions represent the stockholder distributions declared for the period.

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

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(dollars in thousands)
NAV at end of period	$625,366	$647,789	$597,833	$491,652	$260,063
Average net assets	$642,625	$629,775	$535,175	$400,045	$142,603
Average Credit Facilities borrowings	$482,200	$427,200	$396,000	$304,973	$89,846

Ratios to average net assets:
Ratio of total expenses to average net assets (1)	8.17%	7.14%	7.12%	7.23%	5.62%
Ratio of net investment income to average net assets	9.16%	9.01%	8.91%	9.01%	7.47%
Portfolio turnover ratio	45.06%	50.66%	39.01%	24.23%	38.39%
Total return (2)	6.26%	8.59%	12.31%	2.14%	2.13%

(1)
For the years ended December 31, 2018 and December 31, 2017, the Adviser did not waive base management fees but waived subordinated incentive fees of approximately $3.3 million and $1.6 million, respectively, and internal administrative services expenses of approximately $2.7 million and $3.0 million, respectively. The ratio is calculated by reducing the expenses to reflect the waiver of expenses and reimbursement of internal administrative services and to reflect the reduction of expenses for expense support provided by the Adviser in both periods presented. Excluding interest expense, the ratio of total expenses to average net assets for the years ended December 31, 2018, 2017, 2016, 2015 and 2014 was 4.31%, 4.23%, 4.25%, 4.44% and 3.29%, respectively. See Note 11 — Related Party Transactions and Arrangements.

(2)
Total return is calculated on the change in NAV per share and stockholder distributions declared per share over the reporting period. The total return does not reflect the sales load from the sale of the Company’s common stock.

Note 8 — Stockholder Distributions

The following table reflects the cash distributions per share that the Company declared on its common stock during the years ended December 31, 2018, 2017 and 2016 (dollars in thousands except per share amounts).

	Distributions
For the Period Ended	Per Share	Amount
2018
Three months ended December 31, 2018	$0.18	$13,916
Three months ended September 30, 2018	0.17	13,938
Three months ended June 30, 2018	0.18	13,855
Three months ended March 31, 2018	0.17	13,803
2017
Three months ended December 31, 2017	0.18	14,144
Three months ended September 30, 2017	0.17	13,910
Three months ended June 30, 2017	0.18	13,438
Three months ended March 31, 2017	0.17	12,922
2016
Three months ended December 31, 2016	0.18	12,767
Three months ended September 30, 2016	0.17	12,307
Three months ended June 30, 2016	0.18	11,650
Three months ended March 31, 2016	0.17	11,037

On December 13, 2018, with the authorization of the Company’s board of directors, the Company declared distributions to its stockholders for the period of January 2019 through March 2019. These distributions have been, or will be, calculated based on stockholders of record each day from January 1, 2019 through March 31, 2019 in an amount equal to $0.00191781 per share, per day. Distributions are paid on the first business day following the completion of each month to which they relate.

The Company has adopted an “opt in” distribution reinvestment plan for its stockholders. As a result, if the Company makes a distribution, its stockholders will receive distributions in cash unless they specifically “opt in” to the distribution reinvestment plan so as to have their cash distributions reinvested in additional shares of the Company’s common stock.

The following table reflects the sources of the cash distributions that the Company declared and, in some instances, paid on its common stock during the years ended December 31, 2018, 2017 and 2016.

	Year Ended December 31,
	2018		2017		2016
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage	Distribution Amount	Percentage
Net realized income from operations (before waiver of incentive fees)	$37,307	67.2%	$52,714	96.9%	$28,352	59.3%
Waiver of incentive fees	3,333	6.0	1,642	3.0	26	0.1
Distributions in excess of net realized income from operations (1)	14,872	26.8	58	0.1	19,383	40.6
Total	$55,512	100.0%	$54,414	100.0%	$47,761	100.0%

(1)
Includes adjustments made to GAAP-basis net realized income to arrive at taxable income available for distributions. See Note 9 — Taxable Income for the sources of the Company’s cash distributions on a tax basis.

The Company may fund its cash distributions from all sources of funds legally available, including stock offering proceeds, if any, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies, and fee and expense waivers from its Advisers. The Company has not established limits on the amount of funds that the Company may use from legally available sources to make distributions. The Company expects that for the foreseeable future, a portion of the distributions may be paid from sources other than net realized income from operations, which may include stock offering proceeds, if any, borrowings, and fee and expense waivers from its Advisers. See Note 11 — Related Party Transactions and Arrangements — Advisory Agreements and Conditional Fee Waiver.

The Company’s distributions may exceed its earnings and, as a result, a portion of the distributions it makes may represent a return of capital for U.S. federal income tax purposes. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.

Note 9 — Taxable Income

The Company has elected to be treated for U.S. federal income tax purposes as a RIC. As a RIC, the Company generally will not incur corporate-level U.S. federal income taxes on net ordinary income or capital gains that the Company timely distributes each taxable year as dividends to its stockholders. To qualify as a RIC in any taxable year, the Company must, among other things, satisfy certain source-of-income and asset diversification requirements. In addition, the Company must satisfy the Annual Distribution Requirement. As a part of maintaining its RIC status, undistributed taxable income (subject to a 4% nondeductible, U.S. federal excise tax) pertaining to a given taxable year may be distributed up to 12 months subsequent to the end of that taxable year, provided such distributions are declared prior to the later of eight-and-one-half months after the close of the taxable year in which such taxable income was generated or the extended due date for the timely filing of the tax return related to the tax year in which such taxable income was generated and paid to the shareholders in the 12-month period following the close of such taxable year and not later than the date of the first dividend payment of the same type of dividend made after such declaration. For the taxable year ended December 31, 2016, the Company distributed $7.1 million, or $0.096753 per share, of our taxable income in 2017, prior to the filing of its U.S. federal income tax return for our 2016 taxable year. As a result, we were subject to a 4% nondeductible, U.S. federal excise tax liability of approximately $239,000. For the taxable year ended December 31, 2017, the Company distributed $14.9 million, or $0.187394 per share, of our taxable income in 2018, prior to the filing of its U.S. federal income tax return for our 2017 taxable year. As a result, we were subject to a 4% nondeductible, U.S. federal excise tax liability of approximately $542,000. For the taxable year ended December 31, 2018, the Company distributed $20.5 million, or $0.260865 per share, of our taxable income in 2019, prior to the filing of its U.S. federal income tax return for our 2018 taxable year. As a result, we were subject to a 4% nondeductible, U.S. federal excise tax liability of approximately $766,000.

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes, which provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the Company’s financial statements is the largest benefit or expense that has a greater than 50% likelihood of being realized upon its ultimate settlement with the relevant tax authority. Positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits, if any, in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. Management has analyzed the Company’s tax positions, and has concluded that there were no material uncertain income tax positions through December 31, 2018. The Company identifies its major tax jurisdiction as the United States, and the Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next 12 months. Tax returns for the 2015 through 2017 taxable years remain subject to examination by U.S. federal and most state tax authorities.

Two of the Company’s wholly owned subsidiaries, HMS Equity Holding and HMS Equity Holding II have elected to be taxable entities for U.S. tax purposes. HMS Equity Holding and HMS Equity Holding II primarily hold equity investments in portfolio companies which are treated as “pass through” entities for U.S. tax purposes. HMS Equity Holding and HMS Equity Holding II are consolidated for financial reporting purposes, and the portfolio investments held by each entity are included in the consolidated financial statements as portfolio investments recorded at fair value. HMS Equity Holding and HMS Equity Holding II are not consolidated with the Company for U.S. federal income tax purposes and may generate income tax expense, or benefit, and the related tax assets and liabilities, as a result of its ownership of certain portfolio investments. This income tax expense, or benefit, if any, and the related tax assets and liabilities, are reflected in the Company’s consolidated financial statements.

Listed below is a reconciliation of “Net increase (decrease) in net assets resulting from operations” to taxable income and to total distributions declared to common stockholders for the years ended December 31, 2018, 2017 and 2016 (dollars in thousands).

	Year Ended December 31,
	2018	2017	2016
Net increase (decrease) in net assets resulting from operations	$40,278	$52,626	$66,584
Net change in unrealized (appreciation) depreciation	362	1,730	(38,206)
Income tax (benefit) provision	1,019	624	336
Pre-tax book (income) loss not consolidated for tax purposes	19,620	3,532	21,353
Book income and tax income differences, including debt origination, structuring fees, dividends, realized gains and changes in estimates	(198)	3,669	1,093
Estimated taxable income (1)	61,081	62,181	51,160
Taxable income earned in prior year and carried forward for distribution in current year	15,005	7,238	3,839
Taxable income earned prior to period end and carried forward for distribution next period	(25,250)	(19,777)	(11,592)
Dividend accrued as of period end and paid-in the following period	4,676	4,772	4,354
Taxable income earned to be carried forward	(20,574)	(15,005)	(7,238)
Total distributions accrued or paid to common stockholders	$55,512	$54,414	$47,761

(1)
The Company’s taxable income for each period is an estimate and will not be finally determined until the Company files its tax return for each year. Therefore, the final taxable income, and the taxable income earned in each period and carried forward for distribution in the following period, may be different than this estimate.

The income tax expense, or benefit, and the related tax assets and liabilities generated by HMS Equity Holding and HMS Equity Holding II, if any, are reflected in the Company’s Consolidated Statement of Operations. For the years ended December 31, 2018, 2017 and 2016, the Company recognized a net income tax (benefit) provision of $1.0 million, $624,000 and $336,000, respectively, which was comprised of (i) deferred taxes of $(1.2) million, $3.4 million and $(5.1) million, respectively, offset by a valuation allowance of $1.2 million, $(3.4) million and $5.1 million, respectively, and (ii) other taxes of $1.0 million, $624,000 and $336,000, respectively. For the years ended December 31, 2018, 2017 and 2016, the other taxes included $920,000, $379,000 and $256,000, respectively, related to an accrual for excise tax on the Company’s estimated spillover taxable income and $99,000, $245,000 and $80,000, respectively, related to accruals for state and other taxes.

As of December 31, 2018, the cost basis of investments for tax purposes was $1.1 billion, with such investments having an estimated net unrealized depreciation of $15.1 million, composed of gross unrealized appreciation of $37.5 million and gross unrealized depreciation of $52.6 million. As of December 31, 2017, the cost basis of investments for tax purposes was $1.0 billion, with such investments having an estimated net unrealized depreciation of $14.9 million, composed of gross unrealized appreciation of $25.2 million and gross unrealized depreciation of $40.1 million.

The net deferred tax assets at both December 31, 2018 and December 31, 2017 was $0, primarily related to loss carryforwards, timing differences in net unrealized depreciation of portfolio investments, and basis differences of portfolio investments held by HMS Equity Holding and HMS Equity Holding II, offset by a valuation allowance. Based on HMS Equity Holding’s and HMS Equity Holding II’s short operating history, management believes it is more likely than not that there will be inadequate profits in

HMS Equity Holding and HMS Equity Holding II against which the deferred tax assets can be offset. Accordingly, the Company recorded a full valuation allowance against such deferred tax assets.

The following table sets forth the significant components of net deferred tax assets and liabilities as of December 31, 2018, 2017 and 2016 (amounts in thousands):

	Year Ended December 31,
	2018	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$1,861	$1,901	$2,258
Foreign tax credit carryforwards	10	10	—
Capital loss carryforwards	10,696	5,390	8,366
Net unrealized depreciation of portfolio investments	—	—	20
Total deferred tax assets	12,567	7,301	10,644
Deferred tax liabilities:
Net basis differences in portfolio investments	(1,540)	(703)	(1,119)
Net unrealized appreciation of portfolio investments	(3,693)	(426)	—
Other	—	—	—
Total deferred tax liabilities	(5,233)	(1,129)	(1,119)
Valuation allowance	(7,334)	(6,172)	(9,525)
Total net deferred tax assets (liabilities)	$—	$—	$—

On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJA”) was signed into law. The TCJA significantly changed the U.S. federal income tax laws applicable to businesses and their owners. Technical corrections or other amendments to the TCJA or administrative guidance interpreting the TCJA may be forthcoming at any time. Under the TCJA, the corporate income tax rate was reduced to 21%, and the corporate alternative minimum tax was repealed. The reduced corporate income tax rate, which was effective for taxable years beginning after December 31, 2017, applied to income earned by HMS Equity Holding and HMS Equity Holding II. The effect of the law change in 2017 caused a reduction in the deferred tax asset, deferred tax liabilities and valuation allowance by $3.8 million. The net effect of such change is zero. The table above reflects the law change rate reduction in each of the components.

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

The difference between the Company’s reported income tax expense (benefit), including excise tax and the U.S. federal statutory rate is as follows (in thousands):

	Year Ended December 31,
	2018		2017		2016
Income tax expense (benefit) at the statutory rate	$8,672	21.00%	$18,638	35.00%	$23,421	35.00%
Non-taxable RIC income	(9,721)	(23.54)	(19,065)	(35.80)	(28,410)	(42.45)
State and local taxes	(13)	(0.03)	202	0.38	(44)	(0.07)
Change in federal tax rate for tax reform	—	—	3,823	7.18	—	—
Change in valuation allowance for tax reform	—	—	(3,823)	(7.18)	—	—
Change in valuation allowance from operations	1,161	2.81	470	0.88	5,113	7.64
Other [1]	920	2.23	379	0.71	256	0.38
Effective tax rate	$1,019	2.47%	$624	1.17%	$336	0.50%
1 For the years ended December 31, 2018, 2017 and 2016, the “Other” amount represents federal excise tax.

For the years ended December 31, 2018, 2017 and 2016, respectively, the tax characteristics of distributions paid to shareholders were as follows. No portion of the distributions paid during the years ended December 31, 2018, 2017 and 2016 represented a return of capital.

	Year Ended December 31,
Tax Characteristics of Distributions	2018		2017		2016

Ordinary Income	$50,274	90.56%	$52,473	96.43%	$44,848	93.90%
Capital Gain Distributions	5,238	9.44	1,941	3.57	2,913	6.10
Total Distributions	$55,512	100.00%	$54,414	100.00%	$47,761	100.00%

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

Note 10 — Supplemental Cash Flow Disclosures

Listed below are the supplemental cash flow disclosures for the years ended December 31, 2018, 2017 and 2016 (dollars in thousands):

	Year Ended December 31,
Supplemental Disclosure of Cash Flow Information	2018	2017	2016
Interest Paid	$23,399	$16,966	$13,560
Taxes Paid	698	426	287

Supplemental Disclosure of Non-Cash Flow Information
Stockholder distributions declared and unpaid	4,676	4,772	4,354
Stockholder distributions reinvested	27,101	27,641	24,769
Change in unpaid deferred offering costs	—	(21)	1,129
Unpaid deferred financing costs	20	13	4
Unpaid sales commissions and dealer manager fees	—	—	86

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

The Company and the Advisers entered into conditional income incentive fee waiver agreements (the “2016-2018 Conditional Income Incentive Fee Waiver Agreements”), most recently on March 4, 2019, pursuant to which, for a period from January 1, 2016 to December 31, 2018, the Advisers would waive payments in respect of the “subordinated incentive fee on income,” as such term is defined in the Investment Advisory Agreement, upon the occurrence of any event that, in the Advisers’ sole discretion, causes such waiver to be deemed necessary. The 2016-2018 Conditional Income Incentive Fee Waiver Agreements may require the Company to repay previously waived reimbursement of Expense Support Payments or base management fees or incentive fees previously waived by the Advisers under certain circumstances and to the extent eligible for repayment.

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

For the years ended December 31, 2018, 2017 and 2016, the Company incurred base management fees of approximately $23.2 million, $21.8 million and $19.2 million, respectively. The Advisers did not waive base management fees in the years ended December 31, 2018, 2017 and 2016. For the years ended December 31, 2018, 2017 and 2016, the Company incurred no capital gains incentive fees, and incurred subordinated incentive fees on income of approximately $3.3 million, $1.6 million and $26,000, respectively, all of which were waived by the Advisers.

During the years ended December 31, 2018, 2017 and 2016, the Company did not record an accrual for any previously waived fees. Any reimbursement of previously waived fees to the Advisers will not be accrued until the reimbursement of the waived fees become probable and estimable, which will be upon approval of the Company’s board of directors. To date, none of the previously waived fees has been approved by the Company’s board of directors for reimbursement.

The table below presents the fees waived by the Advisers and the timing of potential reimbursement of waived fees (dollars in thousands). Previously waived fees will only be reimbursed with the approval of the Company’s board of directors and if the conditions described above as satisfied.

	Management Fee (1)		Subordinated Incentive Fee (1)		Capital Gain Incentive Fee (1)		Expense Support (1)
Quarter Ended	Waivers	Repaid to Adviser (2)	Waivers	Repaid to Adviser (2)	Waivers	Repaid to Adviser (2)	Payments	Repaid to Adviser (2)	Operating Expense Ratio (3)	Annualized Distribution Rate (4)	Eligible to be Repaid Through (5)
3/31/2016	$—	$—	$—	$—	$—	$—	$—	$—	1.83%	$0.70	3/31/2019
6/30/2016	$—	$—	$—	$—	$—	$—	$—	$—	1.77%	$0.70	6/30/2019
9/30/2016	$—	$—	$—	$—	$—	$—	$—	$—	1.73%	$0.70	9/30/2019
12/31/2016	$—	$—	$26	$—	$—	$—	$—	$—	1.67%	$0.70	12/31/2019
3/31/2017	$—	$—	$1,396	$—	$—	$—	$—	$—	1.62%	$0.70	3/31/2020
6/30/2017	$—	$—	$246	$—	$—	$—	$—	$—	1.60%	$0.70	6/30/2020
9/30/2017	$—	$—	$—	$—	$—	$—	$—	$—	1.77%	$0.70	9/30/2020
12/31/2017	$—	$—	$—	$—	$—	$—	$—	$—	1.82%	$0.70	12/31/2020
3/31/2018	$—	$—	$—	$—	$—	$—	$—	$—	1.80%	$0.70	3/31/2021
6/30/2018	$—	$—	$—	$—	$—	$—	$—	$—	1.96%	$0.70	6/30/2021
9/30/2018	$—	$—	$2,535	$—	$—	$—	$—	$—	2.01%	$0.70	9/30/2021
12/31/2018	$—	$—	$798	$—	$—	$—	$—	$—	2.32%	$0.70	12/31/2021

(1)	Fees waived pursuant to the Conditional Fee Waiver Agreement and the 2016-2018 Conditional Income Incentive Fee Waiver Agreements.

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

(5)
Prior to December 31, 2015, the Advisers waived total management fees of $2.8 million, total subordinated incentive fees of $2.5 million and total capital gain incentive fees of $8,000. Due to the passage of time, such waived fees are not eligible for repayment under the applicable fee waiver agreements.

Administration

Pursuant to the Investment Advisory Agreement and Sub-Advisory Agreement, the Company is required to pay or reimburse the Advisers for administrative services expenses, which include all costs and expenses related to the Company’s day-to-day administration and management not related to advisory services, whether such administrative services were performed by a third party service provider or affiliates of the Advisers (“Internal Administrative Services”). The Advisers do not earn any profit under their provision of administrative services to the Company. For the years ended December 31, 2018, 2017 and 2016, the Company incurred, and the Advisers waived the reimbursement of Internal Administrative Services expenses of approximately $2.7 million, $3.0 million and $2.3 million, respectively. The Company and the Advisers entered into an expense support and conditional reimbursement agreement, as amended from time to time, which extends the period for waiver of reimbursement of Internal Administrative Services expenses accrued pursuant to the Investment Advisory Agreement and the Sub-Advisory Agreement from January 1, 2016 through December 31, 2018. Since inception, the Advisers waived the reimbursement of total Internal Administrative Services expenses of $13.0 million. Waived Internal Administrative Services expenses are not subject to future reimbursement.

As of December 31, 2018 and 2017, the Advisers have incurred approximately $13.3 million and $13.1 million, respectively, of offering costs on the Company’s behalf. As of December 31, 2018 and 2017, approximately $12.2 million and $11.8 million, respectively, of offering costs have been reimbursed to the Advisers. The Company expects to reimburse the Advisers for the balance of such costs incurred on its behalf on a monthly basis up to a maximum aggregate amount of 1.5% of the gross stock offering proceeds.

The table below outlines fees incurred and expense reimbursements payable to Hines, Main Street and their affiliates for the years ended December 31, 2018, 2017 and 2016 and amounts unpaid as of December 31, 2018 and 2017 (dollars in thousands).

	Incurred			Unpaid as of
	Year Ended December 31,			December 31,
Type and Recipient	2018	2017	2016	2018	2017
Incentive Fees on Income (1) - the Adviser, Sub-Adviser	$—	$—	$—	$—	$—
Offering Costs - the Adviser, Sub-Adviser	407	1,181	1,581	—	—
Other (2) - the Adviser	661	693	458	57	59
Selling Commissions - Dealer Manager	—	2,577	4,772	—	—
Dealer Manager Fee - Dealer Manager	—	1,453	2,348	—	—
Due to Affiliates				$57	$59

Base Management Fees (1) - the Adviser, Sub-Adviser	$23,189	$21,785	$19,151	$5,854	$5,682

(1)	Net of amounts waived by the Advisers.

(2)	Includes amounts the Adviser paid on behalf of the Company such as general and administrative services expenses.

Note 12 — Share Repurchase Plan

The Company conducts quarterly tender offers pursuant to its share repurchase program. Under the terms of the plan, the Company will offer to purchase shares at the estimated NAV per share, as determined within 48 hours prior to the repurchase date. On August 10, 2018, the Company’s board of directors determined that it was desirable and in the best interest of the Company to modify the manner in which the amount of shares to be repurchased pursuant to the Company’s share repurchase program during each calendar quarter is calculated. Beginning with the Company’s tender offer in the fourth fiscal quarter of 2018, the amount of shares of the Company’s common stock to be repurchased during any calendar quarter is equal to the lesser of (i) the number of shares of common stock the Company can repurchase with the proceeds it received from the issuance of common stock under the Company’s distribution reinvestment plan during the prior calendar quarter or (ii) 2.5% of the weighted average number of shares of common stock outstanding in the prior four calendar quarters. For prior periods, the amount of shares repurchased during any calendar quarter was limited to (i) during any calendar year to the proceeds it received from the issuance of shares of its common stock under its distribution reinvestment plan during the trailing four quarters and (ii) in any calendar quarter to 2.5% of the weighted average number of shares of common stock outstanding during the trailing four quarters. At the discretion of the Company’s board of directors, the Company may also use cash on hand, cash available from borrowings and cash from the sale of investments as of the end of the applicable period to repurchase shares. The Company’s board of directors may amend, suspend or terminate the share repurchase program upon 30 days’ notice. The Company’s first repurchase date was October 1, 2013. Since inception of its share repurchase program, the Company funded the repurchase of $71.3 million in shares. For the years ended December 31, 2018 and 2017, the Company funded approximately $34.3 million and $23.0 million, respectively, for shares tendered for repurchase under the plan approved by the Company’s board of directors.

Repurchases of the Company’s common stock pursuant to its tender offer are as follows:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered that were Repurchased	Repurchase Price per Share	Aggregate Consideration for Repurchased Shares
March 31, 2016	3/30/2016 and 3/31/2016	200,508	100%	7.62	$1,527,873
June 30, 2016	6/23/2016	639,880	100%	7.81	4,997,465
September 30, 2016	9/22/2016	239,605	100%	7.92	1,897,674
December 31, 2016	12/22/2016	306,426	100%	8.08	2,475,925
March 31, 2017	3/23/2017	614,180	100%	8.23	5,054,698
June 30, 2017	6/16/2017	346,307	100%	8.20	2,839,713
September 30, 2017	9/21/2017	747,785	100%	8.19	6,124,356
December 31, 2017	12/21/2017	1,105,578	100%	8.10	8,955,178
March 31, 2018	3/22/2018	1,147,067	100%	8.20	9,405,951
June 30, 2018	5/31/2018	1,242,890	100%	8.17	10,154,415
September 30, 2018	8/31/2018, 9/12/2018 and 10/25/2018	982,248	100%	8.15	8,005,323
December 31, 2018	11/30/2018	818,490	58%	8.22	6,727,990
Total repurchases for the three years ended December 31, 2016					$68,166,561

Note 13 — Commitments and Contingencies

At December 31, 2018, the Company had a total of approximately $62.5 million in outstanding commitments comprised of (i) 36 commitments to fund revolving loans that had not been fully drawn or term loans that had not been funded and (ii) four capital commitments that had not been fully called. The Company recognized unrealized depreciation of $132,000 on the outstanding unfunded loan commitments and no unrealized appreciation or depreciation on the outstanding unfunded capital commitments during the year ended December 31, 2018. At December 31, 2017, the Company had a total of approximately $45.4 million in outstanding commitments comprised of (i) 28 commitments to fund revolving loans that had not been fully drawn or term loans that had not been funded and (ii) four capital commitment that had not been fully called. The Company recognized unrealized appreciation of approximately $14,000 on the outstanding unfunded loan commitments and no unrealized appreciation or depreciation on the outstanding unfunded capital commitments during the year ended December 31, 2017.

	Commitments and Contingencies
	(dollars in thousands)
	December 31, 2018	December 31, 2017

Unfunded Loan Commitments
Adams Publishing Group, LLC	$1,735	$—
American Nuts, LLC	1,266	—
Apex Linen Services, Inc.	403	403
Arcus Hunting, LLC	904	976
ASC Ortho Management Company, LLC	750	—
BarFly Ventures, LLC	123	613
BBB Tank Services, LLC	200	—
BigName Holdings, LLC	29	101
Boccella Precast Products, LLC	500	500
CDHA Management, LLC	—	2,343
Chamberlin Holding LLC	400	—
Charps, LLC	1,000	1,000
Clad-Rex Steel, LLC	100	100
CTVSH, PLLC	200	200
Datacom, LLC	—	25
Direct Marketing Solutions, Inc.	400	—
DTE Enterprises, LLC	750	—
Dynamic Communities, LLC	250	—
Felix Investments Holdings II LLC	—	1,667
Gamber-Johnson Holdings, LLC	300	300
GRT Rubber Technologies, LLC	4,125	—
GST Autoleather Inc.	—	1,281

	Commitments and Contingencies
	(dollars in thousands)
	December 31, 2018	December 31, 2017

Guerdon Modular Holdings, Inc.	$400	$400
Hawk Ridge Systems, LLC	400	400
HDC/HW Intermediate Holdings, LLC	180	—
Hoover Group, Inc.	2,375	—
Hojeij Branded Foods, Inc.	—	1,923
Hostway Corporation	—	7
HW Temps LLC	200	200
Implus Footcare, LLC	44	—
Independent Pet Partners Intermediate Holdings, LLC	22,244	—
Jacent Strategic Merchandising, LLC	—	294
KMC Acquisition, LLC	500	—
Market Force Information, Inc.	350	400
Meisler Operating, LLC	400	400
Mystic Logistics, Inc.	200	200
New Era Technology, Inc.	479	—
NexRev, LLC	1,000	—
NNE Issuer, LLC	—	5,542
NuStep, LLC	300	300
Permian Holdco 2, Inc.	—	97
PPC/Shift, LLC	—	500
Resolute Industrial LLC	—	5,750
SI East, LLC	2,500	—
Tedder Acquisition, LLC	180	—
Volusion, LLC	1,961	—
Wireless Vision Holdings, LLC	693	2,084
Unfunded Capital Commitments
Brightwood Capital Fund III, LP	1,000	1,000
Brightwood Capital Fund IV, LP	8,000	9,000
Copper Trail Energy Fund I LP	1,754	2,500
Freeport First Lien Loan Fund III, LP	3,942	4,941
Total	$62,537	$45,447

Note 14 — Subsequent Events

On January 11, 2019, the Company filed a tender offer statement on Schedule TO with the SEC, to commence an offer by the Company to purchase, as approved by the Company’s board of directors, the lesser of (i) the number of shares of the Company’s common stock that the Company can repurchase with the proceeds it received from the issuance of shares of its common stock under the Company’s distribution reinvestment plan during the prior calendar quarter and (ii) 2.5% of the weighted average number of shares of the Company’s common stock outstanding in the prior four calendar quarters. On February 28, 2019, the Company purchased, in accordance with the terms of the tender offer, a total of 820,174.35 shares of its common stock validly tendered and not withdrawn on a pro-rata basis at a price of $7.99 per share, which was the net asset value per share as of February 26, 2019, for an aggregate purchase price of approximately $6.6 million, an amount equal to the proceeds the Company received from the issuance of shares of its common stock under its distribution reinvestment plan during the prior calendar quarter. Approximately 56.1% of the number of shares tendered by each stockholder who participated in the tender offer was repurchased by the Company.

On March 4, 2019, the Company, the Adviser and the Sub-Adviser entered into a conditional income incentive fee agreement (the “Fourth Quarter 2018 Fee Waiver Agreement”), pursuant to which, for a period from October 1, 2018 through December 31, 2018, the Advisers would waive payments in respect of the “subordinated incentive fee on income,” as such term is defined in the Investment Advisory Agreement, upon the occurrence of any event that, in the Advisers’ sole discretion, causes such waiver to be deemed necessary. The Fourth Quarter 2018 Fee Waiver Agreement may require the Company to repay previously waived Expense Support Payments or waived base management fees or incentive fees under certain circumstances. The previously waived fees are potentially subject to repayment by the Company, if at all, within a period not to exceed three years from the date of each respective waiver.

Note 15 — Quarterly Financial Data (UNAUDITED)

The following table presents selected unaudited quarterly financial data for each quarter during the years ended December 31, 2018, 2017 and 2016 (dollars in thousands except per share amounts):

	Quarter Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Total investment income	$23,984	$26,995	$30,168	$30,271
Net investment income	12,198	14,264	17,081	15,344
Net realized loss on investments	(7,245)	(536)	(8,158)	(2,308)
Net change in unrealized appreciation (depreciation) on investments	10,604	(1,506)	14,857	(24,317)
Net increase (decrease) in net assets resulting from operations	15,557	12,222	23,780	(11,281)
Net investment income per share – basic and diluted	0.15	0.18	0.22	0.19
Net increase (decrease) in net assets resulting from operations per share – basic and diluted	0.19	0.16	0.30	(0.14)

	Quarter Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Total investment income	$25,266	$24,971	$24,814	$26,617
Net investment income	15,044	14,487	12,523	14,673
Net realized gain (loss) on investments	2,738	572	1,241	(6,922)
Net change in unrealized appreciation (depreciation) on investments	(4,516)	2,401	(5,050)	5,435
Net increase in net assets resulting from operations	13,266	17,460	8,714	13,186
Net investment income per share – basic and diluted	0.20	0.19	0.16	0.18
Net increase in net assets resulting from operations per share – basic and diluted	0.18	0.22	0.11	0.17

	Quarter Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Total investment income	$20,377	$20,182	$21,722	$23,535
Net investment income	11,358	11,029	12,006	13,293
Net realized loss on investments	236	(8,350)	(1,437)	(9,757)
Net change in unrealized appreciation (depreciation) on investments	(14,263)	15,416	11,776	25,277
Net increase (decrease) in net assets resulting from operations	(2,669)	18,095	22,345	28,813
Net investment income per share – basic and diluted	0.18	0.17	0.17	0.18
Net increase (decrease) in net assets resulting from operations per share – basic and diluted	(0.04)	0.27	0.32	0.42

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2018, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover our failures to disclose material information otherwise required to be set forth in our periodic reports.

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

Our management’s assessment of the effectiveness of our internal control system as of December 31, 2018 was based on the criteria for effective internal control over financial reporting described in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in the 2013 Internal Control - Integrated Framework issued by COSO, our management concluded that our system of internal control over financial reporting was effective as of December 31, 2018.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2018, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to our definitive Proxy Statement relating to our 2019 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 11.  Executive Compensation

The information required by this Item is incorporated by reference to our definitive Proxy Statement relating to our 2019 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to our definitive Proxy Statement relating to our 2019 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to our definitive Proxy Statement relating to our 2019 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 14.  Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to our definitive Proxy Statement relating to our 2019 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

PART IV

Item 15. Exhibits, Financial Statement Schedules

a.	Consolidated Financial Statements
The following financial statements are set forth in Item 8:

b.     Consolidated Financial Statement Schedules
Report of Independent Registered Public Accounting Firm
Consolidated Schedule of Investments in and Advances to Affiliates for the Year Ended December 31, 2018

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

10.4
Dealer Manager Agreement by and between the Registrant and Hines Securities, Inc. (filed as Exhibit (h)(1) to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2, filed on November 23, 2015 (File No. 333-204659) and incorporated herein by reference).

10.5
Form of Indemnification for Affiliated Directors and Officers (filed as Exhibit (k)(5) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2, filed on May 31, 2012 (File No. 333-178548) and incorporated herein by reference).

10.6
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

10.8
Second Amended and Restated Custody Agreement, dated May 29, 2014, by and among the Registrant, HMS Equity Holding, LLC and Amegy Bank National Association (Filed as Exhibit (j)(2) to the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 filed with the SEC on July 17, 2015 (File No. 333-204659) and incorporated herein by reference).

10.9
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

10.10
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

10.11
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

10.12
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

10.13
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

10.14
Conditional Income Incentive Fee Waiver Agreement, dated as of May 9, 2016, by and among the Registrant, HMS Adviser LP and MSC Adviser I, LLC (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on May 13, 2016 (File No. 814-00939) and incorporated herein by reference).

10.15
Third Quarter 2016 Conditional Income Incentive Fee Waiver Agreement, dated as of October 7, 2016, by and among the Registrant, HMS Adviser LP and MSC Adviser I, LLC (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on October 11, 2016 (File No. 814-00939) and incorporated herein by reference).

10.16
Fourth Quarter 2016 Conditional Income Incentive Fee Waiver Agreement, dated as of December 13, 2016, by and among the Registrant, HMS Adviser LP and MSC Adviser I, LLC (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on December 14, 2016 (File No. 814-00939) and incorporated herein by reference).

10.17
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

10.18
HMS-ORIX SLF LLC Limited Liability Company Agreement, dated as of April 4, 2017, by and between the Registrant and ORIX Funds Corp. (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on April 10, 2017 (File No. 814-00939) and incorporated herein by reference).

10.19
First Quarter 2017 Conditional Income Incentive Fee Waiver Agreement, dated as of April 24, 2017, by and among the Registrant, HMS Adviser LP and MSC Adviser I, LLC (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on April 27, 2017 (File No. 814-00939) and incorporated herein by reference).

10.20
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

10.21
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

10.23
Third Quarter 2017 Conditional Income Incentive Fee Waiver Agreement, dated as of October 19, 2017, by and among the Registrant, HMS Adviser LP and MSC Adviser I, LLC (filed as Exhibit 10.2 to the Registrant’s current report on Form 8-K, filed on October 19, 2017 (File No. 814-00939) and incorporated herein by reference).

10.24
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

10.25
Fourth Quarter 2017 Conditional Income Incentive Fee Waiver Agreement, dated January 31, 2018, by and among the Registrant, HMS Adviser LP and MSC Adviser I, LLC (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on January 31, 2018 (File No. 814-00939) and incorporated herein by reference).

10.26
First Quarter 2018 Conditional Income Incentive Fee Waiver Agreement, dated May 4, 2018, by and among the Registrant, HMS Adviser LP and MSC Adviser I, LLC (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on May 8, 2018 (File No. 814-00939) and incorporated herein by reference).

10.27
Second Quarter 2018 Conditional Income Incentive Fee Waiver Agreement, dated August 8, 2018, by and among the Registrant, HMS Adviser LP and MSC Adviser I, LLC (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on August 9, 2018 (File No. 814-00939) and incorporated herein by reference).

10.28
Third Quarter 2018 Conditional Income Incentive Fee Waiver Agreement, dated October 31, 2018, by and among the Registrant, HMS Adviser LP and MSC Adviser I, LLC (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on October 31, 2018 (File No. 814-00939) and incorporated herein by reference).

14.1	Code of Ethics of the Registrant (filed as Exhibit 14.1 to the Registrant’s annual report on Form 10-K, filed on March 21, 2018 (File 814-00939) and incorporated herein by reference).
14.2	Code of Ethics of HMS Adviser LP (filed as Exhibit 14.2 to the Registrant’s annual report on Form 10-K, filed on March 21, 2018 (File 814-00939) and incorporated herein by reference).
14.3
Amended and Restated Code of Ethics of Main Street Capital Corporation and MSC Adviser I, LLC (filed as Exhibit 14.3 to the Registrant’s annual report on Form 10-K, filed on March 21, 2018 (File 814-00939) and incorporated herein by reference).

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

HMS INCOME FUND, INC.

Date:	March 8, 2019	By:	/s/ SHERRI W. SCHUGART
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

Signature	Title	Date

/s/ Sherri W. Schugart	Chairman, Chief Executive Officer, President and Director	March 8, 2019
Sherri W. Schugart	(Principal Executive Officer)

/s/ Ryan T. Sims	Chief Financial Officer and Secretary	March 8, 2019
Ryan T. Sims	(Principal Financial Officer)

/s/ David M. Covington	Chief Accounting Officer and Treasurer	March 8, 2019
David M. Covington	(Principal Accounting Officer)

/s/ John O. Niemann, Jr.	Director	March 8, 2019
John O. Niemann, Jr.

/s/ Peter Shaper	Director	March 8, 2019
Peter Shaper

/s/ Gregory Geib	Director	March 8, 2019
Gregory Geib

/s/ Nicholas T. Meserve	Director	March 8, 2019
Nicholas T. Meserve