Form 10-K/A
period 2018-12-31
HMS INCOME FUND, INC.
filed 2019-03-08
CIK 1535778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/A
(Amendment No.1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) is being filed to amend the Annual Report on Form 10-K for the fiscal year ended December 31, 2018 of HMS Income Fund, Inc. (the “Company”), originally filed with the Securities and Exchange Commission (the “SEC”) on March 8, 2019 (the “Original Filing”). This Amendment No. 1 is filed solely for the purpose of correcting a typographical error in the Company’s Consolidated Statements of Changes in Net Assets. The typographical error that was corrected concerns the “Net investment income” and “Net realized loss on investments” disclosed under the “Change in Net Assets from Operations.” The “Net investment income” was corrected to $58,887, $56,727, and $47,686 for the years ended December 31, 2018, 2017 and 2016, respectively. The “Net realized loss on investments” was corrected to ($18,247), ($2,371), and ($19,308) for the years ended December 31, 2018, 2017 and 2016, respectively.

For the convenience of the reader, this Amendment No. 1 sets forth the information required by Form 10-K/A in its entirety. Other than the changes specified above, no other parts of the Company’s Form 10-K and financial statements have been altered in any way since the Original Filing. This Amendment No. 1 does not reflect events that may have occurred subsequent to the Original Filing Date.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment No. 1 also contains new certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, which are filed as exhibits hereto.

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

HMS Income Fund, Inc.
Consolidated Statements of Changes in Net Assets
(dollars in thousands, except share and per share amounts)

	For The Year Ended December 31,
	2018	2017	2016
Change in Net Assets from Operations:
Net investment income	$58,887	$56,727	$47,686
Net realized loss on investments	(18,247)	(2,371)	(19,308)
Net change in unrealized appreciation (depreciation) on investments	(362)	(1,730)	38,206
Net increase in net assets resulting from operations	40,278	52,626	66,584
Change in Net Assets from Stockholders’ Distributions:
Net decrease in net assets resulting from stockholders’ distributions	(55,512)	(54,414)	(47,761)
Change in Net Assets from Capital Share Transactions:
Issuance of common stock, net of issuance costs	—	47,077	73,491
Reinvestment of stockholder distributions	27,101	27,641	24,766
Repurchase of common stock	(34,290)	(22,974)	(10,899)
Net increase (decrease) in net assets resulting from capital share transactions	(7,189)	51,744	87,358

Total Increase (Decrease) in Net Assets	(22,423)	49,956	106,181
Net Assets at beginning of period	647,789	597,833	491,652
Net Assets at end of the period	$625,366	$647,789	$597,833

NAV per share at end of the period	$7.96	$8.15	$8.15

Distributions declared per share	$0.70	$0.70	$0.70

Common shares outstanding, beginning of period	79,511,731	73,382,971	62,382,044
Issuance of common shares	—	5,625,617	9,271,585
Issuance of common shares pursuant to distribution reinvestment plan	3,263,698	3,316,991	3,115,762
Repurchase of common shares	(4,190,605)	(2,813,848)	(1,386,420)
Common shares outstanding, end of period	78,584,824	79,511,731	73,382,971

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