Form 10-Q
period 2019-03-31
HMS INCOME FUND, INC.
filed 2019-05-14
CIK 1535778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________
 FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

The issuer had 79,071,514 shares of common stock outstanding as of May 13, 2019.

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

PART I — FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

HMS Income Fund, Inc.
Condensed Consolidated Balance Sheets
(dollars in thousands, except share and per share amounts)

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
Portfolio investments at fair value:
Non-Control/Non-Affiliate investments (amortized cost: $929,741 and $932,495 as of March 31, 2019 and December 31, 2018, respectively)	$902,841	$901,518
Affiliate investments (amortized cost: $140,763 and $143,372 as of March 31, 2019 and December 31, 2018, respectively)	151,053	149,323
Control investments (amortized cost: $42,946 and $45,821 as of March 31, 2019 and December 31, 2018, respectively)	56,234	55,727
Total portfolio investments (amortized cost: $1,113,450 and $1,121,688 as of March 31, 2019 and December 31, 2018, respectively)	1,110,128	1,106,568

Cash and cash equivalents	18,313	21,757
Interest receivable	8,256	9,292
Receivable for securities sold	809	918
Prepaid and other assets	4,318	4,038
Deferred financing costs (net of accumulated amortization of $1,979 and $1,642 as of March 31, 2019 and December 31, 2018, respectively)	4,527	4,857
Total assets	$1,146,351	$1,147,430

LIABILITIES
Accounts payable and other liabilities	$2,192	$2,456
Stockholder distributions payable	4,673	4,676
Base management and incentive fees payable	7,125	5,854
Due to affiliates	105	57
Directors’ fees payable	26	21
Payable for securities purchased	1,837	—
Credit facilities payable	500,000	509,000
Total liabilities	515,958	522,064

Commitments and Contingencies (Note 12)

NET ASSETS
Common stock, $.001 par value; 150,000,000 shares authorized, 78,547,196 and 78,584,824 issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	79	79
Additional paid-in capital	678,219	678,627
Total accumulated earnings (loss)	(47,905)	(53,340)
Total net assets	630,393	625,366

Total liabilities and net assets	$1,146,351	$1,147,430

Net asset value per share	$8.03	$7.96

See notes to the condensed consolidated financial statements.

HMS Income Fund, Inc.
Condensed Consolidated Statements of Operations
(dollars in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended
	March 31, 2019	March 31, 2018
INVESTMENT INCOME:
From non-control/non-affiliate investments:
Interest income	$23,499	$20,257
Fee income	307	268
Dividend income	327	303
From affiliate investments:
Interest income	2,602	1,764
Fee income	37	49
Dividend income	396	475
From control investments:
Interest income	123	156
Fee income	17	17
Dividend income	1,853	695
Total investment income	29,161	23,984
EXPENSES:
Interest expense	7,107	5,128
Base management and incentive fees	7,125	5,694
Internal administrative services expenses	758	804
Offering costs	95	103
Professional fees	316	268
Insurance	48	48
Other general and administrative	516	443
Expenses before fee and expense waivers	15,965	12,488
Waiver of incentive fees	—	—
Waiver of internal administrative services expenses	(758)	(804)
Total expenses, net of fee and expense waivers	15,207	11,684
Net investment income before taxes	13,954	12,300
Income tax expense, including excise tax	58	102
NET INVESTMENT INCOME	13,896	12,198
NET REALIZED GAIN (LOSS) ON INVESTMENTS
Non-Control/Non-Affiliate investments	(1,631)	(8,157)
Affiliate investments	(5,508)	912
Control investments	—	—
Total net realized loss on investments	(7,139)	(7,245)
NET REALIZED INCOME	6,757	4,953
NET CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION) ON INVESTMENTS
Non-Control/Non-Affiliate investments	4,331	9,463
Affiliate investments	3,626	492
Control investments	4,106	649
Total net change in unrealized appreciation on investments	12,063	10,604
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$18,820	$15,557
PER SHARE INFORMATION - BASIC AND DILUTED
NET INVESTMENT INCOME PER SHARE	$0.18	$0.15
NET REALIZED INCOME PER SHARE	$0.09	$0.06
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE (EARNINGS PER SHARE)	$0.24	$0.19
WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	78,819,746	79,846,665

See notes to the condensed consolidated financial statements.

HMS Income Fund, Inc.
Condensed Consolidated Statements of Changes in Net Assets
(dollars in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Change in Net Assets from Operations:
Net investment income	$13,896	$12,198
Net realized loss on investments	(7,139)	(7,245)
Net change in unrealized appreciation on investments	12,063	10,604
Net increase in net assets resulting from operations	18,820	15,557

Change in Net Assets from Stockholders’ Distributions:
Net decrease in net assets resulting from stockholders’ distributions	(13,606)	(13,803)

Change in Net Assets from Capital Share Transactions:
Reinvestment of stockholder distributions	6,366	6,929
Repurchase of common stock	(6,553)	(9,406)
Net decrease in net assets resulting from capital share transactions	(187)	(2,477)

Total Increase (Decrease) in Net Assets	5,027	(723)
Net Assets at beginning of the period	625,366	647,789
Net Assets at end of the period	$630,393	$647,066

NAV per share at end of the period	$8.03	$8.17
Distributions declared per share	$0.17	$0.17

Common shares outstanding, beginning of the period	78,584,824	79,511,731
Issuance of common shares pursuant to distribution reinvestment plan	782,543	836,401
Repurchase of common shares	(820,171)	(1,147,067)
Common shares outstanding, end of the period	78,547,196	79,201,065

See notes to the condensed consolidated financial statements.

HMS Income Fund, Inc.
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)
(Unaudited)

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$18,820	$15,557
Adjustments to reconcile net increase in net assets resulting from operations to net cash generated from (used in) operating activities:
Principal repayments received and proceeds from sales of investments in portfolio companies	39,036	133,039
Investments in portfolio companies	(34,152)	(181,813)
Net change in unrealized (appreciation) on portfolio investments	(12,063)	(10,604)
Net realized loss on sale of portfolio investments	7,139	7,245
Amortization of deferred financing costs	337	334
Amortization of deferred offering costs	95	103
Accretion of unearned income	(1,562)	(2,167)
Net payment-in-kind interest accrual	(1,169)	(212)
Changes in other assets and liabilities:
Interest receivable	1,036	916
Prepaid and other assets	518	4,647
Base management and incentive fees payable	1,271	12
Due to affiliates	48	(8)
Directors’ fees payable	5	(2)
Accounts payable and other liabilities	88	29
Net cash generated from (used in) operating activities	19,447	(32,924)

CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of common stock	(6,553)	(9,406)
Payment of offering costs	(95)	(103)
Payment of stockholder distributions	(7,243)	(6,889)
Repayments on credit facilities payable	(31,000)	(100,000)
Proceeds from credit facilities payable	22,000	128,000
Net cash generated from (used in) financing activities	(22,891)	11,602

Net decrease in cash and cash equivalents	(3,444)	(21,322)

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	21,757	45,791

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$18,313	$24,469

See notes to the condensed consolidated financial statements.

HMS Income Fund, Inc. Consolidated Schedule of Investments
As of March 31, 2019
(dollars in thousands)
Portfolio Company (1) (3)	Business Description	Type of Investment (2) (3)	Index Rate (22)	Principal (7)	Cost (7)	Fair Value (26)

Control Investments (6)
CTMH, LP (9) (15)	Investment Partnership	LP Interests (CTMH, LP) (Fully diluted 38.8%)	—	$—	$872	$872
GRT Rubber Technologies, LLC (10) (13)	Manufacturer of Engineered Rubber Products	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 9.49%, Secured Debt (Maturity - December 31, 2023) (8)	1 month LIBOR	5,663	5,639	5,663
		Member Units (2,896 units) (16)	—	—	6,435	20,337
					12,074	26,000
HMS-ORIX SLF LLC (9) (15)	Investment Partnership	Membership Interests (Fully diluted 60.00%) (16)	—	—	30,000	29,362

Subtotal Control Investments (6) (5% of total investments at fair value)					$42,946	$56,234
Affiliate Investments (4)
AFG Capital Group, LLC (10) (13)	Provider of Rent-to-Own Financing Solutions and Services	Member Units (46 units) (16)	—	$—	$300	$1,092
		Warrants (10 equivalent units, Expiration - November 7, 2024)	—	—	65	260
					365	1,352
Brewer Crane Holdings, LLC (10) (13)	Provider of Crane Rental and Operating Services	LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 12.10%, Secured Debt (Maturity - January 9, 2023) (8)	1 month LIBOR	2,356	2,319	2,319
		Preferred Member Units (737 units) (16)	—	—	1,070	1,070
					3,389	3,389
Centre Technologies Holdings, LLC (10) (13)	Provider of IT Hardware Services and Software Solutions	LIBOR Plus 9.00% (Floor 2.00%), Current Coupon 11.50%, Secured Debt (Maturity - January 4, 2024) (8)	1 month LIBOR	3,060	2,995	3,001
		Preferred Member Units (3,174 units)	—	—	1,460	1,460
					4,455	4,461
Chamberlin HoldCo, LLC (10) (13)	Roofing and waterproofing specialty subcontractor	LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 12.75%, Secured Debt (Maturity - February 23, 2023) (8)	1 month LIBOR	5,051	4,938	4,938
		Member Units (1,087 units) (16)	—	—	2,860	5,280
		Member Units (Chamberlin Langfield Real Estate, LLC) (1 unit)	—	—	183	183
					7,981	10,401
Charlotte Russe, Inc.	Fast-Fashion Retailer to Young Women	Common Stock (14,973 shares)	—	—	2,470	—
Charps, LLC (10) (13)	Pipeline Maintenance and Construction	11.50% Secured Debt (Maturity - February 3, 2022)	None	2,808	2,763	2,808
		Preferred Member Units (400 units) (16)	—	—	100	938
					2,863	3,746
Clad-Rex Steel, LLC (10) (13)	Specialty Manufacturer of Vinyl-Clad Metal	LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 11.49%, Secured Debt (Maturity - December 20, 2021) (8)	1 month LIBOR	3,020	2,982	3,020
		Member Units (179 units) (16)	—	—	1,820	2,653
		10.00% Secured Debt (Clad-Rex Steel RE Investor, LLC) (Maturity - December 19, 2036)	None	289	286	286
		Member Units (Clad-Rex Steel RE Investor, LLC) (200 units)	—	—	53	88
					5,141	6,047
Copper Trail Energy Fund I, LP (9) (15)	Investment Partnership	LP Interests (Copper Trail Energy Fund I, LP) (Fully diluted 12.4%)	—	—	3,306	3,930
Digital Products Holdings LLC (10) (13)	Designer and Distributor of Consumer Electronics	LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 12.50%, Secured Debt (Maturity - March 31, 2023) (8)	1 month LIBOR	6,352	6,243	6,243
		Preferred Member Units (863 units) (16)	—	—	2,116	1,991
					8,359	8,234

Direct Marketing Solutions, Inc. (10) (13)	Provider of Omni-Channel Direct Marketing Services	LIBOR Plus 11.00% (Floor 1.00%), Current Coupon 13.50%, Secured Debt (Maturity - February 13, 2023) (8)	1 month LIBOR	$4,445	$4,342	$4,350
		Preferred Stock (2,100 shares)	—	—	2,100	4,038
					6,442	8,388
Freeport Financial Funds (9) (15)	Investment Partnership	LP Interests (Freeport First Lien Loan Fund III, LP) (Fully diluted 6.0%) (16)	—	—	9,756	9,581
Gamber-Johnson Holdings, LLC (10) (13)	Manufacturer of Ruggedized Computer Mounting Systems	LIBOR Plus 7.50% (Floor 2.00%), Current Coupon 9.99%, Secured Debt (Maturity - June 24, 2021) (8)	1 month LIBOR	5,155	5,089	5,155
		Member Units (2,155 units) (16)	—	—	3,711	11,365
					8,800	16,520
Guerdon Modular Holdings, Inc. (10) (13)	Multi-Family and Commercial Modular Construction Company	13.00% Secured Debt (Maturity - March 31, 2019)	None	3,147	3,129	3,005
		Common Stock (53,008 shares)	—	—	746	—
		Class B Preferred Stock (101,250 shares)	—	—	285	—
					4,160	3,005
Gulf Publishing Holdings, LLC (10) (13)	Energy Industry Focused Media and Publishing	12.50% Secured Debt (Maturity - April 29, 2021)	None	3,134	3,102	3,102
		LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 11.99%, Secured Debt (Maturity - September 30, 2020) (8)	1 month LIBOR	20	20	20
		Member Units (920 units)	—	—	920	1,082
					4,042	4,204
Harris Preston Fund Investments (9) (15) (16)	Investment Partnership	LP Interests (HPEP 3, LP) (Fully diluted 8.2%)	—	—	1,971	1,971
		LP Interests (2717 MH, LP) (Fully diluted 49.3%)	—	—	2,235	2,328
					4,206	4,299
Hawk Ridge Systems, LLC (9) (10) (13)	Value-Added Reseller of Engineering Design and Manufacturing Solutions	10.00% Secured Debt (Maturity - December 2, 2021)	None	3,350	3,309	3,350
		Preferred Member Units (56 units) (16)	—	—	713	1,815
		Preferred Member Units (HRS Services, ULC) (56 units) (16)	—	—	38	95
					4,060	5,260
KMC Investor, LLC (10) (13)	Precision Metal Parts Manufacturing	11.50% Secured Debt (Maturity - October 31, 2023) (8)	None	7,000	6,796	6,803
		9.00% Secured Debt (Maturity October 31, 2048)	None	1,000	990	990
		Member Units (145 units)	—	—	248	248
		Member Units (KMC RE Investor, LLC) (200 units) (16)	—	—	3,060	3,060
					11,094	11,101
Market Force Information, Inc. (10) (13)	Provider of Customer Experience Management Services	LIBOR Plus 11.00% (Floor 1.00%), Current Coupon 13.63%, Secured Debt (Maturity - July 28, 2022) (8)	3 month LIBOR	5,700	5,622	5,622
		LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 9.63%, Secured Debt (Maturity - July 28, 2022) (8)	3 month LIBOR	140	140	140
		Member Units (170,000 units)	—	—	3,675	2,797
					9,437	8,559
M.H. Corbin Holding LLC (10) (13)	Manufacturer and Distributor of Traffic Safety Products	5.00% Current / 5.00% PIK Secured Debt (Maturity - March 15, 2022)	None	2,135	2,107	2,135
		Preferred Member Units (16,500 units)	—	—	1,100	1,192
		Common Units (1,000 units)	—	—	1,500	5
					4,707	3,332

Mystic Logistics Holdings, LLC (10) (13)	Logistics and Distribution Services Provider for Large Volume Mailers	12.00% Secured Debt (Maturity - August 15, 2019)	None	$1,877	$1,868	$1,872
		Common Stock (1,468 shares)	—	—	680	178
					2,548	2,050
NexRev, LLC (10) (13)	Provider of Energy Efficiency Products & Services	11.00% Secured Debt (Maturity - February 28, 2023)	None	4,359	4,280	4,288
		Preferred Member Units (21,600,000 units)	—	—	1,720	1,720
					6,000	6,008
NuStep, LLC (10) (13)	Designer, Manufacturer and Distributor of Fitness Equipment	12.00% Secured Debt (Maturity - January 31, 2022)	None	5,150	5,078	5,079
		Preferred Member Units (102 units)	—	—	2,550	2,550
					7,628	7,629
SI East, LLC (10) (13)	Rigid Industrial Packaging Manufacturing	10.25% Secured Debt (Maturity - August 31, 2023)	None	11,750	11,579	11,582
		Preferred Member Units (52 units)	—	—	2,000	2,000
					13,579	13,582
Tedder Acquisition, LLC (10) (13)	Manufacturer of Firearm Holsters and Accessories	12.00% Secured Debt (Maturity - August 31, 2023)	None	4,100	3,988	3,988
		12.00% Secured Debt (Maturity - August 31, 2020)	None	120	118	118
		Preferred Member Units (110 units)	—	—	1,869	1,869
					5,975	5,975

Subtotal Affiliate Investments (4) (13% of total investments at fair value)					$140,763	$151,053

Non-Control/Non-Affiliate Investments (5)
AAC Holdings Inc. (8)	Substance Abuse Treatment Service Provider	LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 11.49%, Secured Debt (Maturity - June 30, 2023)	3 month LIBOR	$14,405	$14,017	$13,325
		LIBOR Plus 11.00% (Floor 1.00%), Current Coupon 13.49%, Secured Debt (Maturity - March 31, 2020) (12)	3 month LIBOR	1,855	1,683	1,837
					15,700	15,162
Adams Publishing Group, LLC (8) (11)	Local Newspaper Operator	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 10.30%, Secured Debt (Maturity - July 3, 2023)	3 month LIBOR	7,718	7,567	7,577
		PRIME Plus 4.00% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity - July 3, 2023)	PRIME	5,000	4,915	4,915
					12,482	12,492
ADS Tactical, Inc. (8) (11)	Value-Added Logistics and Supply Chain Solutions Provider to the Defense Industry	LIBOR Plus 6.25% (Floor 0.75%), Current Coupon 8.75%, Secured Debt (Maturity - July 26, 2023)	1 month LIBOR	16,374	16,296	16,374
Aethon United BR, LP (8) (11)	Oil & Gas Exploration & Production	LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 9.24%, Secured Debt (Maturity - September 8, 2023) (14)	1 month LIBOR	4,063	4,013	4,063
Allen Media, LLC (8)	Operator of Cable Television Networks	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 9.14%, Secured Debt (Maturity - August 30, 2023)	3 month LIBOR	16,928	16,480	16,442
Allflex Holdings III Inc. (8)	Manufacturer of Livestock Identification Products	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 9.49%, Secured Debt (Maturity - July 19, 2021) (14)	1 month LIBOR	13,232	13,321	13,232
American Nuts, LLC (8) (11)	Roaster, Mixer and Packager of Bulk Nuts and Seeds	LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 12.30%, Secured Debt (Maturity - April 10, 2023)	3 month LIBOR	12,291	12,056	11,931
American Scaffold Holdings, Inc. (8) (11)	Marine Scaffolding Service Provider	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 9.10%, Secured Debt (Maturity - March 31, 2022)	3 month LIBOR	6,563	6,504	6,530
American Teleconferencing Services, Ltd. (8)	Provider of Audio Conferencing and Video Collaboration Solutions	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 9.24%, Secured Debt (Maturity - December 8, 2021)	2 month LIBOR	14,374	13,778	9,433

Apex Linen Service, Inc. (10) (13)	Industrial Launderers	16.00% Secured Debt (Maturity - October 30, 2022)	None	$3,604	$3,562	$3,562
		LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 11.49%, Secured Debt (Maturity - October 30, 2022) (8)	1 month LIBOR	600	600	600
					4,162	4,162
APTIM Corp	Engineering, Construction and Procurement	7.75% Secured Debt (Maturity - June 15, 2025)	None	6,952	6,185	5,370
Arcus Hunting, LLC (8) (11)	Manufacturer of Bowhunting and Archery Products and Accessories	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 9.80%, Secured Debt (Maturity - November 13, 2019)	1 month LIBOR	6,764	6,741	6,764
Arise Holdings, Inc. (11)	Tech-enabled business process outsourcing	Preferred Stock (1,000,000 shares)	—	—	1,000	1,704
ASC Ortho Management Company, LLC (11)	Provider of Orthopedic Services	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 10.30%, Secured Debt (Maturity - August 31, 2023) (8)	3 month LIBOR	4,631	4,537	4,485
		13.25% PIK Secured Debt (Maturity - December 1, 2023) (14)	None	1,625	1,586	1,589
					6,123	6,074
ATI Investment Sub, Inc. (8)	Manufacturer of Solar Tracking Systems	LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 9.75%, Secured Debt (Maturity - June 22, 2021)	1 month LIBOR	3,634	3,572	3,383
ATX Networks Corp. (8) (9)	Provider of Radio Frequency Management Equipment	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 8.60%, Secured Debt (Maturity - June 11, 2021)	3 month LIBOR	13,945	13,804	13,248
BarFly Ventures, LLC (11)	Casual Restaurant Group	12.00% Secured Debt (Maturity - August 31, 2020)	None	3,395	3,365	3,342
		Warrants (.410 equivalent units, Expiration - August 31, 2025)	—	—	158	137
		Options (.99 equivalent units)	—	—	202	313
					3,725	3,792
BBB Tank Services, LLC (10) (13)	Maintenance, Repair and Construction Services to the Above-Ground Storage Tank Market	LIBOR Plus 11.00% (Floor 1.00%), Current Coupon 13.49%, Secured Debt (Maturity - April 8, 2021)	None	1,100	1,094	1,066
		Preferred Stock (28,280 units)	—	—	28	29
		Member Units (200,000 units)	—	—	200	58
					1,322	1,153
Berry Aviation, Inc. (11)	Airline Charter Service Operator	10.50% Current / 1.50% PIK, Secured Debt (Maturity - January 6, 2024) (14)	None	4,496	4,435	4,496
		Preferred Member Units (Berry Acquisition, LLC) (1,548,387 units, 8.00% cumulative) (16)	—	—	1,548	1,640
					5,983	6,136
BigName Commerce, LLC (8) (11)	Provider of Envelopes and Complimentary Stationery Products	LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 9.84%, Secured Debt (Maturity - May 11, 2022)	1 month LIBOR	2,443	2,423	2,408
Binswanger Enterprises, LLC (8) (11)	Glass Repair and Installation Service Provider	LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 10.62%, Secured Debt (Maturity - March 9, 2022)	3 month LIBOR	14,175	13,991	14,175
		Member Units (1,050,000 units)	—	—	1,050	1,230
					15,041	15,405
Bluestem Brands, Inc. (8)	Multi-Channel Retailer of General Merchandise	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 10.24%, Secured Debt (Maturity - November 6, 2020)	3 month LIBOR	11,995	11,901	8,862
Boccella Precast Products, LLC (10) (13)	Manufacturer of Precast Hollow Core Concrete	LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 12.80%, Secured Debt (Maturity - June 30, 2022) (8)	3 month LIBOR	3,931	3,861	3,931
		Member Units (540,000 units) (16)	—	—	540	1,228
					4,401	5,159

Brightwood Capital Fund Investments (9) (15)	Investment Partnership	LP Interests (Brightwood Capital Fund III, LP) (Fully diluted 1.60%) (16)	—	$—	$4,075	$3,488
		LP Interests (Brightwood Capital Fund IV, LP) (Fully diluted 0.80%) (16)	—	—	5,037	5,126
					9,112	8,614
Buca C, LLC (10) (13)	Casual Restaurant Group	LIBOR Plus 9.25% (Floor 1.00%), Current Coupon 11.73%, Secured Debt (Maturity - June 30, 2020) (8)	1 month LIBOR	12,670	12,595	12,595
		Preferred Member Units (4 units, 6.00% cumulative) (16)	—	—	2,866	2,997
					15,461	15,592
Cadence Aerospace, LLC (8) (11)	Aerospace Manufacturing	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 9.10%, Secured Debt (Maturity - November 14, 2023)	3 month LIBOR	19,420	19,259	19,420
CAI Software, LLC (10) (13)	Provider of Specialized Enterprise Resource Planning Software	12.00% Secured Debt (Maturity - December 7, 2023)	None	2,720	2,719	2,720
		Member Units (16,742 units) (16)	—	—	188	679
					2,907	3,399
Cenveo Corporation	Provider of Commercial Printing, Envelopes, Labels, Printed Office Products	LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 11.49%, Secured Debt (Maturity - June 7, 2023) (8)	1 month LIBOR	4,995	4,636	4,645
		Common Stock (138,889 shares)	—	—	4,163	1,979
					8,799	6,624
Clarius BIGS, LLC (11) (18)	Prints & Advertising Film Financing	15.00% PIK Secured Debt (Maturity - January 5, 2015) (18)	None	2,128	1,870	32
		20.00% PIK Secured Debt (Maturity - January 5, 2015) (18)	None	770	677	12
					2,547	44
Clickbooth.com, LLC (8) (11)	Provider of Digital Advertising Performance Marketing Solutions	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 11.31%, Secured Debt (Maturity - December 5, 2022)	3 month LIBOR	2,908	2,860	2,906
Construction Supply Investments, LLC (11)	Distribution Platform of Specialty Construction Materials to Professional Concrete and Masonry Contractors	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity - June 30, 2023) (8)	1 month LIBOR	14,968	14,902	14,932
		Member units (42,207 units)	—	—	4,221	5,050
					19,123	19,982
CTVSH, PLLC (8) (11) (13)	Emergency Care and Specialty Service Animal Hospital	LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 10.63%, Secured Debt (Maturity - August 3, 2022)	1 month LIBOR	2,675	2,635	2,675
Datacom, LLC (10) (13) (18)	Technology and Telecommunications Provider	10.50% PIK Secured Debt (Maturity - May 30, 2019) (18)	None	1,384	1,377	1,082
		8.00% Secured Debt (Maturity - May 30, 2018) (18)	None	200	200	188
		Class A Preferred Member Units (1,530 units)	—	—	144	—
		Class B Preferred Member Units (717 units)	—	—	670	—
					2,391	1,270
Digital River, Inc. (8)	Provider of Outsourced e-Commerce Solutions and Services	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 8.60%, Secured Debt (Maturity - February 12, 2021)	3 month LIBOR	9,779	9,718	9,534
DTE Enterprises, LLC (11)	Industrial Powertrain Repair and Services	LIBOR Plus 7.50% (Floor 1.50%), Current Coupon 10.00%, Secured Debt (Maturity - April 13, 2023) (8)	1 month LIBOR	11,992	11,783	11,992
		Class AA Preferred Member Units (non-voting) (16)	—	—	778	797
		Class A Preferred Member Units (776,316 units) (16)	—	—	776	1,440
					13,337	14,229
Dynamic Communities, LLC (8) (11)	Developer of Business Events and Online Community Groups	LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 10.59%, Secured Debt (Maturity - July 17, 2023)	3 month LIBOR	5,530	5,430	5,383
Elite SEM, Inc. (8) (11)	Provider of Digital Marketing Agency Services	LIBOR Plus 8.44% (Floor 1.00%), Current Coupon 11.01%, Secured Debt (Maturity - February 1, 2022)	3 month LIBOR	6,875	6,757	6,857
Epic Y-Grade Services, LP (8)	NGL Transportation & Storage	LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity - June 13, 2024)	1 month LIBOR	$17,500	$17,186	$17,106
Evergreen Skills Lux S.á r.l. (d/b/a Skillsoft) (8) (9)	Technology-Based Performance Support Solutions	LIBOR Plus 8.25% (Floor 1.00%), Current Coupon 10.75%, Secured Debt (Maturity - April 28, 2022) (14)	1 month LIBOR	10,900	10,605	4,524
Felix Investments Holdings II, LLC (8) (11)	Oil and Gas Exploration and Production	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 9.20%, Secured Debt (Maturity - August 9, 2022)	3 month LIBOR	5,000	4,931	4,971
Flavors Holdings, Inc. (8)	Global Provider of Flavoring and Sweetening Products and Solutions	LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 8.35%, Secured Debt (Maturity - April 3, 2020)	3 month LIBOR	11,481	11,241	10,735
GoWireless Holdings, Inc. (8)	Provider of Wireless Telecommunications Carrier Services	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 9.00%, Secured Debt (Maturity - December 22, 2024)	3 month LIBOR	15,533	15,408	15,241
Good Source Solutions, Inc. (8) (11)	Specialized Food Distributor	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 8.60%, Secured Debt (Maturity - June 29, 2023)	3 month LIBOR	5,000	4,954	4,952
HDC/HW Intermediate Holdings, LLC (8) (11)	Managed Services and Hosting Provider	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 10.11%, Secured Debt (Maturity - December 21, 2023)	3 month LIBOR	1,794	1,757	1,758
Hoover Group, Inc. (8) (9) (11)	Provider of Storage Tanks and Related Products to the Energy and Petrochemical Markets	LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 9.90%, Secured Debt (Maturity - January 28, 2021)	3 month LIBOR	14,659	14,117	14,219
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 8.66%, Secured Debt (Maturity - January 28, 2020)	3 month LIBOR	6,050	5,695	5,679
					19,812	19,898
Hunter Defense Technologies, Inc. (8) (11)	Provider of Military and Commercial Shelters and Systems	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 9.60%, Secured Debt (Maturity - March 29, 2023)	3 month LIBOR	8,696	8,561	8,696
HW Temps LLC (10) (13)	Temporary Staffing Solutions	8.00% Secured Debt (Maturity - March 29, 2023)	None	2,740	2,673	2,408
Hydrofarm Holdings, LLC (8) (11)	Wholesaler of Horticultural Products	LIBOR Plus 10.00%, Current Coupon 3.75% / 8.74% PIK, Current Coupon Plus PIK 12.49%, Secured Debt (Maturity - May 12, 2022)	1 month LIBOR	7,145	7,028	5,666
iEnergizer Limited (8) (9)	Provider of Business Outsourcing Solutions	LIBOR Plus 6.00% (Floor 1.25%), Current Coupon 8.50%, Secured Debt (Maturity - May 1, 2019)	1 month LIBOR	11,244	11,252	11,258
Implus Footcare, LLC (8) (11)	Provider of Footwear and Related Accessories	LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 9.35%, Secured Debt (Maturity - April 30, 2021)	3 month LIBOR	17,106	16,969	17,106
Independent Pet Partners Intermediate Holdings, LLC (8) (11)	Omnichannel Retailer of Specialty Pet Products	LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 11.80%, Secured Debt (Maturity - November 19, 2023) (14)	6 month LIBOR	10,946	10,732	10,727
		Member Units (1,191,667 units)	—	—	1,192	1,192
					11,924	11,919
Industrial Services Acquisitions, LLC (11)	Industrial Cleaning Services	6.00% Current / 7.00% PIK, Current Coupon 13.00%, Unsecured Debt (Maturity - December 17, 2022) (17)	None	11,398	11,203	11,398
		Member Units (Industrial Services Investments, LLC) (336 units; 10.00% cumulative)	—	—	202	202
		Member Units (Industrial Services Investments, LLC) (2,100,000 units)	—	—	2,100	887
					13,505	12,487
Inn of the Mountain Gods Resort and Casino	Hotel & Casino Owner & Operator	9.25% Secured Debt (Maturity - November 30, 2020) (14)	None	8,179	8,179	8,098
Intermedia Holdings, Inc. (8)	Unified Communications as a Service	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity - July 19, 2025)	1 month LIBOR	11,543	11,435	11,571
Isagenix International, LLC (8)	Direct Marketer of Health and Wellness Products	LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 8.35%, Secured Debt (Maturity - June 14, 2025)	3 month LIBOR	6,187	6,130	5,553
Jacent Strategic Merchandising, LLC (8) (11)	General Merchandise Distribution	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 9.98%, Secured Debt (Maturity -September 16, 2020)	1 month LIBOR	$10,161	$10,074	$10,109
Jackmont Hospitality, Inc. (8) (11)	Franchisee of Casual Dining Restaurants	LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 9.25%, Secured Debt (Maturity - May 26, 2021)	1 month LIBOR	8,276	8,263	8,276
Joerns Healthcare, LLC (8)	Manufacturer and Distributor of Health Care Equipment & Supplies	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 8.63%, Secured Debt (Maturity - May 9, 2020)	3 month LIBOR	11,119	11,034	9,340
Kellermeyer Bergensons Services, LLC (8)	Outsourced Janitorial Services to Retail/Grocery Customers	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 11.25%, Secured Debt (Maturity - April 29, 2022) (14)	3 month LIBOR	14,700	14,638	14,829
Knight Energy Services LLC (11)	Oil and Gas Equipment and Services	8.50% Secured Debt (Maturity - February 9, 2024)	None	776	776	776
		Class A-2 Shares (25,692 units)	—	—	1,843	1,843
					2,619	2,619
Larchmont Resources, LLC	Oil & Gas Exploration & Production	LIBOR Plus 9.00% (Floor 1.00%) PIK, 11.61% PIK Secured Debt (Maturity - August 7, 2020) (8)	3 month LIBOR	3,898	3,898	3,800
		Member units (Larchmont Intermediate Holdco, LLC) (4,806 units)	—	—	601	1,201
					4,499	5,001
Laredo Energy VI, LP (8) (11)	Oil and Gas Exploration and Production	LIBOR Plus 10.50% (Floor 2.00%), Current Coupon 13.36%, Secured Debt (Maturity - November 19, 2021)	3 month LIBOR	8,532	8,289	8,289
Logix Acquisition Company, LLC (8) (11)	Competitive Local Exchange Carrier	LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 8.25%, Secured Debt (Maturity - December 22, 2024) (23)	1 month LIBOR	9,603	9,520	9,675
LSF9 Atlantis Holdings, LLC (8)	Provider of Wireless Telecommunications Carrier Services	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 8.48%, Secured Debt (Maturity - May 1, 2023)	1 month LIBOR	13,388	13,306	12,492
Lulu’s Fashion Lounge, LLC (8)(11)	Fast Fashion E-Commerce Retailer	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity - August 28, 2022)	1 month LIBOR	6,051	5,911	5,870
Meisler Operating, LLC (10) (13)	Provider of Short Term Trailer and Container Rental	LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 10.04%, Secured Debt (Maturity - June 7, 2022) (8)	3 month LIBOR	6,060	5,939	5,945
		Member Units (Milton Meisler Holdings, LLC) (12,139 units)	—	—	1,214	1,680
					7,153	7,625
MHVC Acquisition Corp. (8)	Provider of Differentiated Information Solutions, Systems Engineering and Analytics	LIBOR Plus 5.25% (Floor 1.00%), Current Coupon 7.75%, Secured Debt (Maturity - April 29, 2024)	1 month LIBOR	7,840	7,798	7,566
Mills Fleet Farm Group, LLC (8) (11)	Omnichannel Retailer of Work, Farm and Lifestyle Merchandise	LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 8.75%, Secured Debt (Maturity - October 24, 2024)	1 month LIBOR	14,963	14,679	14,963
Mobileum, Inc. (8) (11)	Provider of Big Data Analytics to Telecom Service Providers	LIBOR Plus 10.25% (Floor 0.75%), Current Coupon 12.86%, Secured Debt (Maturity - May 1, 2022) (14)	3 month LIBOR	7,500	7,434	7,434
New Era Technology, Inc. (8) (11)	Managed Services and Hosting Provider	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 9.13%, Secured Debt (Maturity - June 22, 2023)	3 month LIBOR	8,678	8,537	8,556
New Media Holdings II LLC (8) (9)	Local Newspaper Operator	LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 8.75%, Secured Debt (Maturity - July 14, 2022)	1 month LIBOR	9,694	9,606	9,657
NNE Partners, LLC (8) (11)	Oil & Gas Exploration & Production	LIBOR Plus 8.00%, (Floor 0.00%) Current Coupon 10.62%, Secured Debt (Maturity - March 2, 2022)	3 month LIBOR	20,417	20,283	20,417
North American Lifting Holdings, Inc. (8)	Crane Service Provider	LIBOR Plus 4.50% (Floor 1.00%), Current Coupon 7.10%, Secured Debt (Maturity - November 27, 2020)	3 month LIBOR	6,228	5,840	5,854
Novetta Solutions, LLC (8)	Provider of Advanced Analytics Solutions for Defense Agencies	LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity - October 17, 2022)	1 month LIBOR	14,939	14,629	14,668
NTM Acquisition Corp. (8)	Provider of B2B Travel Information Content	LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 8.75%, Secured Debt (Maturity - June 7, 2022)	1 month LIBOR	4,035	4,007	3,975
Pasha Group (8)	Diversified Logistics and Transportation Provided	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 10.07%, Secured Debt (Maturity - January 26, 2023)	2 month LIBOR	$10,449	$10,177	$10,534
Permian Holdco 2, Inc.	Storage Tank Manufacturer	14.00% PIK Unsecured Debt (Maturity - October 15, 2021) (17)	None	1,025	1,025	738
		18.00% PIK Unsecured Debt (Maturity - June 30, 2022) (17)	None	683	683	683
		Series A Preferred Shares (Permian Holdco 1, Inc.) (386,255 shares) (16)	—	—	1,997	825
		Common Shares (Permian Holdco 1, Inc.) (386,255 shares)	—	—	—	—
					3,705	2,246
Pier 1 Imports, Inc. (8)	Decorative Home Furnishings Retailer	LIBOR Plus 3.50% (Floor 1.00%), Current Coupon 6.38%, Secured Debt (Maturity - April 30, 2021)	3 month LIBOR	7,435	7,173	4,015
PricewaterhouseCoopers Public Sector LLP (8) (14)	Provider of Consulting Services to Governments	LIBOR Plus 7.50%, Current Coupon 10.00%, Secured Debt (Maturity - May 1, 2026)	1 month LIBOR	13,100	13,055	12,936
Prowler Acquisition Corporation (8)	Specialty Distributor to the Energy Sector	LIBOR Plus 4.50% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - January 28, 2020)	1 month LIBOR	12,248	11,739	12,309
Rise Broadband (8) (11)	Fixed Wireless Broadband Provider	LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 10.49%, Secured Debt (Maturity - May 2, 2023)	3 month LIBOR	14,850	14,722	14,850
RM Bidder, LLC (11)	Scripted and Unscripted TV and Digital Programming Provider	Common Stock (1,854 shares)	—	—	31	7
		Series A Warrants (124,915 equivalent units, Expiration - October 20, 2025)	—	—	284	—
		Series B Warrants (93,686 equivalent units, Expiration - October 20, 2025)	—	—	—	—
					315	7
Salient Partners, LP (8) (11)	Provider of Asset Management Services	LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 8.25%, Secured Debt (Maturity - June 9, 2021)	1 month LIBOR	7,125	7,132	7,096
Slick Software Holdings LLC (10) (13)	Text Messaging Marketing Platform	14.00% Secured Debt (Maturity - September 13, 2023)	—	1,720	1,625	1,627
		Member units (17,500 units)	—	—	175	175
		Warrants (4,521 equivalent units, Expiration - September 13, 2028)	—	—	45	45
					1,845	1,847
Smart Modular Technologies, Inc. (8) (9) (11)	Provider of Specialty Memory Solutions	LIBOR Plus 6.25%, (Floor 1.00%), Current Coupon 8.95%, Secured Debt (Maturity - August 9, 2022)	3 month LIBOR	19,000	18,807	19,095
Sorenson Communications, Inc. (8)	Manufacturer of Communication Products for Hearing Impaired	LIBOR Plus 5.75% (Floor 2.25%), Current Coupon 8.25%, Secured Debt (Maturity - April 30, 2020)	1 month LIBOR	2,908	2,901	2,879
STL Parent Corp (8)	Manufacturer and Servicer of Tank and Hopper Railcars	LIBOR Plus 7.00% (Floor 0.00%), Current Coupon 9.50%, Secured Debt (Maturity - December 5, 2022)	1 month LIBOR	11,925	11,532	11,567
Strike, LLC (8)	Pipeline Construction and Maintenance Services	LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 10.65%, Secured Debt (Maturity - November 30, 2022)	6 month LIBOR	8,875	8,691	8,842
TE Holdings, LLC	Oil & Gas Exploration & Production	Common Units (72,785 units)	—	—	728	36
Teleguam Holdings, LLC (8)	Cable and Telecom Services Provider	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 11.00%, Secured Debt (Maturity - April 12, 2024) (14)	1 month LIBOR	7,750	7,624	7,798
TGP Holdings III LLC (8)	Outdoor Cooking & Accessories	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 11.10%, Secured Debt (Maturity - September 25, 2025) (14)	3 month LIBOR	5,000	5,000	4,800
TMC Merger Sub Corp (8)	Refractory & Maintenance Services Provider	LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 9.25%, Secured Debt (Maturity - October 31, 2022) (25)	1 month LIBOR	18,413	18,218	18,321
TOMS Shoes, LLC (8)	Global Designer, Distributor, and Retailer of Casual Footwear	LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity - October 30, 2020)	1 month LIBOR	4,800	4,651	3,804
Turning Point Brands, Inc. (8) (9) (11)	Marketer/Distributor of Tobacco Products	LIBOR Plus 7.00% (Floor 0.00%), Current Coupon 9.48%, Secured Debt (Maturity - March 7, 2024) (14)	1 month LIBOR	$8,500	$8,427	$8,585
TVG-I-E CMN Acquisition, LLC (8) (11)	Organic Lead Generation for Online Postsecondary Schools	LIBOR Plus 6.00%, (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity - November 3, 2021)	1 month LIBOR	19,377	19,096	19,377
U.S. Telepacific Corp. (8)	Provider of Communications and Managed Services	LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 7.60%, Secured Debt (Maturity - May 2, 2023)	3 month LIBOR	16,453	16,127	16,011
VIP Cinema Holdings, Inc. (8)	Supplier of Luxury Seating to the Cinema Industry	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity - March 1, 2023)	1 month LIBOR	9,000	8,967	8,415
Vistar Media, Inc. (11)	Operator of Digital Out-of-Home Advertising Platform	LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 12.62%, Secured Debt (Maturity - February 16, 2022) (8)	3 month LIBOR	3,263	3,060	3,263
		Warrants (70,207 equivalent units, Expiration - February 17, 2027)	—	—	331	640
					3,391	3,903
Volusion, LLC (10) (13)	Provider of Online Software-as-a-Service eCommerce Solutions	11.50% Secured Debt (Maturity - January 24, 2020)	None	8,672	8,336	8,336
		8.00% Unsecured Convertible Debt (Maturity - November 16, 2023)	None	175	175	175
		Preferred Member Units (2,090,001 units)	—	—	6,000	6,000
		Warrants (784,866.80 equivalent units, Expiration - January 26, 2025)	—	—	1,104	810
					15,615	15,321
Wireless Vision Holdings, LLC (8) (11)	Provider of Wireless Telecommunications Carrier Services	LIBOR Plus 9.91% (Floor 1.00%), Current Coupon 11.41% / 1.00% PIK, Current Coupon Plus PIK 12.41%, Secured Debt (Maturity - September 29, 2022) (23)	1 month LIBOR	14,130	13,747	13,973
YS Garments (8)	Designer and Provider of Branded Activewear	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 8.41%, Secured Debt (Maturity - August 9, 2024)	1 month LIBOR	7,406	7,338	7,304
Subtotal Non-Control/Non-Affiliate Investments (5) (81% of total portfolio investments at fair value)					$929,741	$902,841

Total Portfolio Investments					$1,113,450	$1,110,128

Short Term Investments (20)
Fidelity Institutional Money Market Funds (21)	—	Prime Money Market Portfolio, Class III Shares	—	—	$5,606	$5,606
US Bank Money Market Account (21)	—	—	—	—	7,040	7,040

Total Short Term Investments					$12,646	$12,646

(1) All investments are Middle Market (as defined in the notes to the financial statements) portfolio investments, unless otherwise noted. All of the assets of HMS Income Fund, Inc. (together with its consolidated subsidiaries, the “Company”) are encumbered as security for the Company’s credit agreements. See Note 5 — Borrowings.
(2) Debt investments are income producing, unless otherwise noted. Equity investments and warrants are non-income producing, unless otherwise noted.
(3) See Note 3 — Fair Value Hierarchy for Investments for summary geographic location of portfolio companies.
(4) Affiliate investments are generally defined by the Investment Company Act of 1940, as amended (the “1940 Act”), as investments in which between 5% and 25% of the voting securities are owned, or an investment in an investment company’s investment adviser, and the investments are not classified as Control investments. Fair value as of December 31, 2018 and March 31, 2019 along with transactions during the three months ended March 31, 2019 in these affiliated investments were as follows (in thousands):

		Three Months Ended March 31, 2019				Three Months Ended March 31, 2019
Portfolio Company	Fair Value at December 31, 2018	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss) ***	Fair Value at March 31, 2019	Net Realized Gain (Loss)	Interest Income	Fee Income	Dividend Income

Affiliate Investments
AFG Capital Group, LLC
Member units	$995	$—	$—	$97	$1,092	$—	$—	$—	$—
Warrants	237	—	—	23	260	—	—	—	—
Brewer Crane Holdings, LLC
Term loan	2,347	3	(31)	—	2,319	—	76	—	—
Preferred member units	1,070	—	—	—	1,070	—	—	—	8
Centre Technologies Holdings, LLC
Term loan	$—	$3,062	$(67)	$6	$3,001	$—	$89	$7	$—
Preferred member units	—	1,460	—	—	1,460	—	—	—	—
Chamberlin HoldCo, LLC
Term loan	4,933	5	—	—	4,938	—	167	15	—
Member units	4,735	—	—	545	5,280	—	—	—	36
Member units	183	—	—	—	183	—	—	—	—
Charlotte Russe, Inc.
Term loan	3,090	—	(6,236)	3,146	—	(5,430)	(84)	—	—
Common stock	—	—	—	—	—	—	—	—	—
Charps, LLC
Term loan	2,975	6	(167)	(6)	2,808	—	89	—	—
Preferred member units	568	—	—	370	938	—	—	—	30
Clad-Rex Steel, LLC
Term loan	3,020	3	—	(3)	3,020	—	90	—	—
Member units	2,653	—	—	—	2,653	—	—	—	13
Term loan (Clad-Rex Steel RE Investor, LLC)	288	—	(2)	—	286	—	7	—	—
Member units (Clad-Rex Steel RE Investor, LLC)	88	—	—	—	88	—	—	—	—
Copper Trail Energy Fund I, LP
LP interests	—	4,029	—	(99)	3,930	—	—	6	(250)
Digital Products Holdings LLC
Term loan	6,320	6	(83)	—	6,243	—	206	—	—
Preferred member units	2,116	—	—	(125)	1,991	—	—	—	25
Direct Marketing Solutions, Inc.
Term loan	4,404	5	(59)	—	4,350	—	154	—	—
Preferred stock	3,725	—	—	313	4,038	—	—	—	—
Freeport Financial Funds
LP interests	10,980	—	(1,399)	—	9,581	—	—	—	255
Gamber-Johnson Holdings, LLC
Term loan	5,371	7	(216)	(7)	5,155	—	139	—	—
Common stock	11,365	—	—	—	11,365	—	—	—	214
Guerdon Modular Holdings, Inc.
Term loan	3,001	5	—	(1)	3,005	—	108	—	—
Common stock	—	—	—	—	—	—	—	—	—
Class B preferred units	—	—	—	—	—	—	—	—	—
Gulf Publishing Holdings, LLC
Term loan	3,131	4	(33)	—	3,102	—	102	—	—
Term loan	—	20	—	—	20	—	—	—	—
Member units	1,030	—	—	52	1,082	—	—	—	—
Harris Preston Fund Investments
LP interests (HPEP 3, LP)	1,733	238	—	—	1,971	—	—	—	—
LP interests (2717 HM, LP)	1,133	1,195	—	—	2,328	—	—	—	—
Hawk Ridge Systems, LLC
Term loan	3,575	6	(225)	(6)	3,350	—	99	—	—
Preferred member units	1,815	—	—	—	1,815	—	—	—	56
Preferred member units (HRS Services, ULC)	95	—	—	—	95	—	—	—	—
HWT, LLC
Term Loan	2,484	391	(2,875)	—	—	—	—	—	—
Member units	986	—	(986)	—	—	(47)	—	9	(8)
KMC Investor, LLC
Term loan	6,795	8	—	—	6,803	—	209	—	—
Term loan	259	1	(266)	6	—	—	2	—	—
Term loan	991	—	(1)	—	990	—	23	—	—
Member units	248	—	—	—	248	—	—	—	—
Member units (KMC RE Investor, LLC)	3,060	—	—	—	3,060	—	—	—	12
Market Force Information, Inc.
Term loan	5,617	5	—	—	5,622	—	201	—	—
Term loan	50	140	(50)	—	140	—	—	—	—
Member units	3,275	—	—	(478)	2,797	—	—	—	—

M.H. Corbin Holding, LLC
Term loan	$2,934	$188	$(1,114)	$127	$2,135	$10	$129	$—	$—
Member units	—	1,100	—	92	1,192	—	—	—	—
Member units	250	—	—	(245)	5	—	—	—	—
Mystic Logistics Holdings, LLC
Term loan	1,877	4	(7)	(2)	1,872	—	61	—	—
Common stock	52	1	—	125	178	—	—	—	—
NexRev, LLC
Term loan	4,322	4	—	(38)	4,288	—	131	—	—
Preferred member units	1,972	—	—	(252)	1,720	—	—	—	5
NuStep, LLC
Term loan	5,073	6	—	—	5,079	—	161	—	—
Preferred member units	2,550	—	—	—	2,550	—	—	—	—
SI East, LLC
Term loan	11,582	8	—	(8)	11,582	—	311	—	—
Preferred member units	2,000	—	—	—	2,000	—	—	—	—
Soft Touch Medical Holdings, LLC
Member units	—	—	—	—	—	(41)	—	—	—
Tedder Acquisition, LLC
Term loan	3,983	5	—	—	3,988	—	128	—	—
Term loan	118	—	—	—	118	—	4	—	—
Preferred member units	1,869	—	—	—	1,869	—	—	—	—
	$149,323	$11,915	$(13,817)	$3,632	$151,053	$(5,508)	$2,602	$37	$396
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
*** Net unrealized gain (loss) does not include unrealized appreciation (depreciation) on unfunded commitments.
(5) Non-Control/Non-Affiliate investments are generally investments that are neither Control investments nor Affiliate investments.
(6) Control investments are generally defined by the 1940 Act as investments in which more than 25% of the voting securities are owned or where the ability to nominate greater than 50% of the board representation is maintained. Fair value as of December 31, 2018 and March 31, 2019 along with transactions during the three months ended March 31, 2019 in these Control investments were as follows (in thousands):

		Three Months Ended March 31, 2019				Three Months Ended March 31, 2019
Portfolio Company	Fair Value at December 31, 2018	Gross Additions (Cost)**	Gross Reductions (Cost)***	Net Unrealized Gain (Loss)	Fair Value at March 31, 2019	Net Realized Gain (Loss)	Interest Income	Fee Income	Dividend Income

Control Investments
Copper Trail Energy Fund I, LP
LP interests	$4,468	$23	$(4,491)	$—	$—	$—	$—	$—	$—
CTMH, LP
LP interests	872	—	—	—	872	—	—	—	—
GRT Rubber Technologies, LLC
Term loan	4,797	868	—	(2)	5,663	—	123	—	—
Member units	19,239	—	—	1,098	20,337	—	—	17	1,307
HMS-ORIX SLF LLC*
Membership interests	26,351	1	—	3,010	29,362	—	—	—	546
	$55,727	$892	$(4,491)	$4,106	$56,234	$—	$123	$17	$1,853
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
(9) The investment is not a qualifying asset in an eligible portfolio company under Section 55(a) of the 1940 Act. A business development company (“BDC”) may not acquire any asset other than qualifying assets in eligible portfolio companies unless, at the time the acquisition is made, qualifying assets represent at least 70% of the BDC’s total assets. As of March 31, 2019, approximately 12.9% of the Company’s total assets were considered non-qualifying.
(10) Investment is classified as a LMM (as defined in the notes to the financial statements) portfolio investment.
(11) Investment is classified as a Private Loan (as defined in the notes to the financial statements) portfolio investment.
(12) Investment or portion of investment is under contract to purchase and met trade date accounting criteria as of March 31, 2019. Settlement occurred or is scheduled to occur after March 31, 2019.
(13) Investment serviced by Main Street Capital Corporation (“Main Street”) pursuant to servicing arrangements with the Company.
(14) Second lien secured debt investment.
(15) Investment is classified as an Other Portfolio (as defined in the notes to the financial statements) investment.
(16) Income producing through dividends or distributions.
(17) Unsecured debt investment.
(18) Investment is on non-accrual status as of March 31, 2019.
(19) [Reserved]
(20) Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less.
(21) Effective yield as of March 31, 2019 was approximately 0.30% at US Bank Money Market Account and 2.08% at Fidelity Institutional Money Market Funds.
(22) The 1, 2, 3, and 6-month London Interbank Offered Rate (“LIBOR”) were 2.49%, 2.56%, 2.60% and 2.66%, respectively, as of March 31, 2019. The actual LIBOR for each loan listed may not be the applicable LIBOR as of March 31, 2019, as the loan may have been priced or repriced based on a LIBOR prior to March 31, 2019. The prime rate was 5.50% as of March 31, 2019.
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

HMS Income Fund, Inc. Consolidated Schedule of Investments
12/31/2018
(dollars in thousands)
Portfolio Company (1) (3)	Business Description	Type of Investment (2) (3)	Index Rate (22)	Principal (7)	Cost (7)	Fair Value (26)

Control Investments (6)
Copper Trail Energy Fund I, LP (9) (15)	Investment Partnership	LP Interests (Copper Trail Energy Fund I, LP) (Fully diluted 30.10%) (16)	—	$—	$3,745	$4,468
CTMH, LP (9) (15)	Investment Partnership	LP Interests (CTMH, LP) (Fully diluted 38.80%)	—	—	872	872
GRT Rubber Technologies, LLC (10) (13)	Manufacturer of Engineered Rubber Products	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 9.35%, Secured Debt (Maturity - December 31, 2023) (8)	1 month LIBOR	4,797	4,770	4,797
		Member Units (2,896 units) (16)	—	—	6,434	19,239
					11,204	24,036
HMS-ORIX SLF LLC (9) (15)	Investment Partnership	Membership Interests (Fully diluted 60.00%) (16)	—	—	30,000	26,351

Subtotal Control Investments (6) (5% of total investments at fair value)					$45,821	$55,727
Affiliate Investments (4)
AFG Capital Group, LLC (10) (13)	Provider of Rent-to-Own Financing Solutions and Services	Member Units (46 units) (16)	—	$—	$300	$995
		Warrants (10 equivalent units, Expiration - November 7, 2024)	—	—	65	237
					365	1,232
Brewer Crane Holdings, LLC (10) (13)	Provider of Crane Rental and Operating Services	LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 12.35%, Secured Debt (Maturity - January 9, 2023) (8)	1 month LIBOR	2,387	2,347	2,347
		Preferred Member Units (737 units) (16)	—	—	1,070	1,070
					3,417	3,417
Chamberlin Holding, LLC (10) (13)	Roofing and Waterproofing Specialty Subcontractor	LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 12.75%, Secured Debt (Maturity - February 23, 2023) (8)	1 month LIBOR	5,051	4,933	4,933
		Member Units (1,087 units) (16)	—	—	2,860	4,735
		Member Units (Langfield RE, LLC) (1 unit) (16)	—	—	183	183
					7,976	9,851
Charlotte Russe, Inc.	Fast-Fashion Retailer to Young Women	8.50% Secured Debt (Maturity - February 2, 2023)	None	6,237	6,237	3,090
		Common Stock (14,973 shares)	—	—	2,470	—
					8,707	3,090
Charps, LLC (10) (13)	Pipeline Maintenance and Construction	12.00% Secured Debt (Maturity - February 3, 2022)	None	2,975	2,922	2,975
		Preferred Member Units (400 units) (16)	—	—	100	568
					3,022	3,543
Clad-Rex Steel, LLC (10) (13)	Specialty Manufacturer of Vinyl-Clad Metal	LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 11.35%, Secured Debt (Maturity - December 20, 2021) (8)	1 month LIBOR	3,020	2,979	3,020
		Member Units (179 units) (16)	—	—	1,820	2,653
		10.00% Secured Debt (Clad-Rex Steel RE Investor, LLC) (Maturity - December 19, 2036)	None	291	288	288
		Member Units (Clad-Rex Steel RE Investor, LLC) (200 units)	—	—	53	88
					5,140	6,049
Digital Products Holdings LLC (10) (13)	Designer and Distributor of Consumer Electronics	LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 12.38%, Secured Debt (Maturity - March 31, 2023) (8)	1 month LIBOR	6,435	6,320	6,320
		Preferred Member Units (863 units) (16)	—	—	2,116	2,116
					8,436	8,436
Direct Marketing Solutions, Inc. (10) (13)	Provider of Omni-Channel Direct Marketing Services	LIBOR Plus 11.00% (Floor 1.00%), Current Coupon 13.38%, Secured Debt (Maturity - February 13, 2023) (8)	1 month LIBOR	4,503	4,396	4,404
		Preferred Stock (2,100 shares)	—	—	2,100	3,725
					6,496	8,129
Freeport Financial Funds (9) (15)	Investment Partnership	LP Interests (Freeport First Lien Loan Fund III, LP) (Fully diluted 6.00%) (16)	—	$—	$11,155	$10,980
Gamber-Johnson Holdings, LLC (10) (13)	Manufacturer of Ruggedized Computer Mounting Systems	LIBOR Plus 7.50% (Floor 2.00%), Current Coupon 9.85%, Secured Debt (Maturity - June 24, 2021) (8)	1 month LIBOR	5,371	5,299	5,371
		Member Units (2,155 units) (16)	—	—	3,711	11,365
					9,010	16,736
Guerdon Modular Holdings, Inc. (10) (13)	Multi-Family and Commercial Modular Construction Company	13.00% Secured Debt (Maturity - March 1, 2019)	None	3,147	3,124	3,001
		Common Stock (53,008 shares)	—	—	746	—
		Class B Preferred Stock (101,250 shares)	—	—	285	—
					4,155	3,001
Gulf Publishing Holdings, LLC (10) (13)	Energy Industry Focused Media and Publishing	12.50% Secured Debt (Maturity - April 29, 2021)	None	3,166	3,131	3,131
		Member Units (920 units)	—	—	920	1,030
					4,051	4,161
Harris Preston Fund Investments (9) (15)	Investment Partnership	LP Interests (HPEP 3, LP) (Fully diluted 8.20%) (16)	—	—	1,733	1,733
		LP Interests (2717 MH, LP) (Fully diluted 49.30%) (16)	—	—	1,040	1,133
					2,773	2,866
Hawk Ridge Systems, LLC (9) (10) (13)	Value-Added Reseller of Engineering Design and Manufacturing Solutions	10.50% Secured Debt (Maturity - December 2, 2021)	None	3,575	3,526	3,575
		Preferred Member Units (56 units) (16)	—	—	713	1,815
		Preferred Member Units (HRS Services, ULC) (56 units) (16)	—	—	38	95
					4,277	5,485
HW Temps LLC (10) (13)	Temporary Staffing Solutions	LIBOR Plus 13.00% (Floor 1.00%), Current Coupon 15.35%, Secured Debt (Maturity - July 2, 2020) (8)	1 month LIBOR	2,494	2,469	2,484
		Preferred Member Units (800 units) (16)	—	—	986	986
					3,455	3,470
KMC Investor, LLC (10) (13)	Precision Metal Parts Manufacturing	11.50% Secured Debt (Maturity - October 31, 2023)	None	7,000	6,795	6,795
		11.50% Secured Debt (Maturity - October 31, 2020)	None	266	259	259
		9.00% Secured Debt (Maturity - October 31, 2048)	None	1,001	991	991
		Member Units (145 units)	—	—	248	248
		Member Units (KMC RE Investor, LLC) (200 units)	—	—	3,060	3,060
					11,353	11,353
Market Force Information, Inc. (10) (13)	Provider of Customer Experience Management Services	LIBOR Plus 11.00% (Floor 1.00%), Current Coupon 13.74%, Secured Debt (Maturity - July 28, 2022) (8)	1 month LIBOR	5,700	5,617	5,617
		LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 9.74%, Secured Debt (Maturity - July 28, 2022) (8)	1 month LIBOR	50	50	50
		Member Units (170,000 units)	—	—	3,675	3,275
					9,342	8,942
M.H. Corbin Holding LLC (10) (13)	Manufacturer and Distributor of Traffic Safety Products	10.00% Current / 3.00% PIK Secured Debt (Maturity - August 31, 2020) (18)	None	3,066	3,032	2,934
		Preferred Member Units (1,000 units)	—	—	1,500	250
					4,532	3,184
Mystic Logistics Holdings, LLC (10) (13)	Logistics and Distribution Services Provider for Large Volume Mailers	12.00% Secured Debt (Maturity - August 15, 2019)	None	1,884	1,871	1,877
		Common Stock (1,468 shares) (16)	—	—	680	52
					2,551	1,929
NexRev, LLC (10) (13)	Provider of Energy Efficiency Products & Services	11.00% Secured Debt (Maturity - February 28, 2023)	None	$4,360	$4,276	$4,322
		Preferred Member Units (21,600,000 units) (16)	—	—	1,720	1,972
					5,996	6,294
NuStep, LLC (10) (13)	Designer, Manufacturer and Distributor of Fitness Equipment	12.00% Secured Debt (Maturity - January 31, 2022)	None	5,150	5,072	5,073
		Preferred Member Units (102 units)	—	—	2,550	2,550
					7,622	7,623
SI East, LLC (10) (13)	Rigid Industrial Packaging Manufacturing	10.25% Secured Debt (Maturity - August 31, 2023)	None	11,750	11,571	11,582
		Preferred Member Units (52 units)	—	—	2,000	2,000
					13,571	13,582
Tedder Acquisition, LLC (10) (13)	Manufacturer of Firearm Holsters and Accessories	12.00% Secured Debt (Maturity - August 31, 2023)	None	4,100	3,983	3,983
		12.00% Secured Debt (Maturity - August 31, 2020)	None	120	118	118
		Preferred Member Units (110 units)	—	—	1,869	1,869
					5,970	5,970

Subtotal Affiliate Investments (4) (13% of total investments at fair value)					$143,372	$149,323

Non-Control/Non-Affiliate Investments (5)
AAC Holdings Inc. (8)	Substance Abuse Treatment Service Provider	LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 9.28%, Secured Debt (Maturity - June 30, 2023)	3 month LIBOR	$14,500	$14,245	$14,463
Adams Publishing Group, LLC (8) (11)	Local Newspaper Operator	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 9.93%, Secured Debt (Maturity - July 3, 2023)	3 month LIBOR	8,108	7,942	7,942
		PRIME Plus 4.00% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity - July 3, 2023)	PRIME	4,250	4,160	4,160
					12,102	12,102
ADS Tactical, Inc. (8) (11)	Value-Added Logistics and Supply Chain Solutions Provider to the Defense Industry	LIBOR Plus 6.25% (Floor 0.75%), Current Coupon 8.77%, Secured Debt (Maturity - July 26, 2023)	1 month LIBOR	16,416	16,319	15,306
Aethon United BR, LP (8) (11)	Oil & Gas Exploration & Production	LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 9.14%, Secured Debt (Maturity - September 8, 2023) (14)	1 month LIBOR	4,063	4,011	3,817
Allen Media, LLC (8)	Operator of Cable Television Networks	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 9.21%, Secured Debt (Maturity - August 30, 2023)	3 month LIBOR	17,142	16,671	16,650
Allflex Holdings III Inc. (8)	Manufacturer of Livestock Identification Products	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 9.48%, Secured Debt (Maturity - July 19, 2021) (14)	3 month LIBOR	13,232	13,321	13,125
American Nuts, LLC (8) (11)	Roaster, Mixer and Packager of Bulk Nuts and Seeds	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 10.90%, Secured Debt (Maturity - April 10, 2023)	3 month LIBOR	11,194	10,965	10,475
		LIBOR Plus 8.50% (Floor 1.00%), PIK 9.50%, Secured Debt (Maturity - April 10, 2023)	1 month LIBOR	1,125	1,107	1,107
					12,072	11,582
American Scaffold Holdings, Inc. (8) (11)	Marine Scaffolding Service Provider	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 9.30%, Secured Debt (Maturity - March 31, 2022)	3 month LIBOR	6,656	6,593	6,623
American Teleconferencing Services, Ltd. (8)	Provider of Audio Conferencing and Video Collaboration Solutions	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 9.09%, Secured Debt (Maturity - December 8, 2021)	3 month LIBOR	14,586	13,938	12,180
Apex Linen Service, Inc. (10) (13)	Industrial Launderers	16.00% Secured Debt (Maturity - October 30, 2022)	None	3,604	3,560	3,560
		LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 11.35%, Secured Debt (Maturity - October 30, 2022) (8)	1 month LIBOR	600	600	600
					4,160	4,160
APTIM Corp	Engineering, Construction and Procurement	7.75% Secured Debt (Maturity - June 15, 2025)	None	$6,952	$6,163	$5,284
Arcus Hunting, LLC (8) (11)	Manufacturer of Bowhunting and Archery Products and Accessories	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 9.40%, Secured Debt (Maturity - November 13, 2019)	1 month LIBOR	7,493	7,459	7,492
Arise Holdings, Inc. (11)	Tech-Enabled Business Process Outsourcing	Preferred Stock (1,000,000 shares)	—	—	1,000	1,704
ASC Ortho Management Company, LLC (11)	Provider of Orthopedic Services	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 9.90%, Secured Debt (Maturity - August 31, 2023) (8)	3 month LIBOR	4,660	4,560	4,574
		13.25% PIK Secured Debt (Maturity - December 1, 2023) (14)	None	1,571	1,532	1,532
					6,092	6,106
ATI Investment Sub, Inc. (8)	Manufacturer of Solar Tracking Systems	LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 9.76%, Secured Debt (Maturity - June 22, 2021)	1 month LIBOR	4,135	4,062	3,718
ATX Networks Corp. (8) (9)	Provider of Radio Frequency Management Equipment	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 8.39%, Current Coupon plus PIK 9.39%, Secured Debt (Maturity - June 11, 2021)	3 month LIBOR	13,982	13,827	13,284
BarFly Ventures, LLC (11)	Casual Restaurant Group	12.00% Secured Debt (Maturity - August 31, 2020)	None	3,395	3,362	3,339
		Warrants (.410 equivalent units, Expiration - August 31, 2025)	—	—	158	137
		Options (.99 equivalent units)	—	—	202	313
					3,722	3,789
BBB Tank Services, LLC (10) (13)	Maintenance, Repair and Construction Services to the Above-Ground Storage Tank Market	LIBOR Plus 11.00% (Floor 1.00%), Current Coupon 13.35%, Secured Debt (Maturity - April 8, 2021) (8)	1 month LIBOR	1,000	992	962
		Preferred Stock (non-voting)	—	—	28	28
		Member Units (200,000 units)	—	—	200	58
					1,220	1,048
Berry Aviation, Inc. (11)	Charter Airline Services	10.50% Current / 1.50% PIK, Secured Debt (Maturity - January 6, 2024) (14)	None	4,480	4,417	4,438
		Preferred Member Units (Berry Acquisition, LLC) (1,548,387 units, 8.00% cumulative) (16)	—	—	1,548	1,609
					5,965	6,047
BigName Commerce, LLC (8) (11)	Provider of Envelopes and Complimentary Stationery Products	LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 9.65%, Secured Debt (Maturity - May 11, 2022)	1 month LIBOR	2,462	2,441	2,370
Binswanger Enterprises, LLC (11)	Glass Repair and Installation Service Provider	LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 10.74%, Secured Debt (Maturity - March 9, 2022) (8)	3 month LIBOR	14,270	14,073	13,651
		Member Units (1,050,000 units)	—	—	1,050	1,330
					15,123	14,981
Bluestem Brands, Inc. (8)	Multi-Channel Retailer of General Merchandise	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 10.02%, Secured Debt (Maturity - November 6, 2020)	3 month LIBOR	12,198	12,087	7,888
Boccella Precast Products, LLC (10) (13)	Manufacturer of Precast Hollow Core Concrete	LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 12.40%, Secured Debt (Maturity - June 30, 2022) (8)	1 month LIBOR	3,931	3,856	3,931
		Member Units (540,000 units) (16)	—	—	540	1,270
					4,396	5,201
Brightwood Capital Fund Investments (9) (15)	Investment Partnership	LP Interests (Brightwood Capital Fund III, LP) (Fully diluted 1.60%) (16)	—	—	4,075	3,421
		LP Interests (Brightwood Capital Fund IV, LP) (Fully diluted 0.80%) (16)	—	—	4,037	4,126
					8,112	7,547

Buca C, LLC (10) (13)	Casual Restaurant Group	LIBOR Plus 9.25% (Floor 1.00%), Current Coupon 11.63%, Secured Debt (Maturity - June 30, 2020) (8)	1 month LIBOR	$12,735	$12,648	$12,648
		Preferred Member Units (4 units, 6.00% cumulative) (16)	—	—	2,866	2,955
					15,514	15,603
Cadence Aerospace, LLC (8) (11)	Aerospace Manufacturing	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 9.06%, Secured Debt (Maturity - November 14, 2023)	3 month LIBOR	19,469	19,301	18,244
CAI Software, LLC (10) (13)	Provider of Specialized Enterprise Resource Planning Software	12.00% Secured Debt (Maturity - December 7, 2023)	None	2,720	2,715	2,720
		Member Units (16,742 units) (16)	—	—	188	679
					2,903	3,399
Cenveo Corporation	Provider of Digital Marketing Agency Services	LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 11.54%, Secured Debt (Maturity - June 7, 2023) (8)	2 month LIBOR	4,995	4,618	4,742
		Common Stock (138,889 shares)	—	—	4,163	2,153
					8,781	6,895
Clarius BIGS, LLC (11) (18)	Prints & Advertising Film Financing	15.00% PIK Secured Debt (Maturity - January 5, 2015) (18)	None	2,128	1,870	32
		20.00% PIK Secured Debt (Maturity - January 5, 2015) (18)	None	770	677	12
					2,547	44
Clickbooth.com, LLC (8) (11)	Provider of Digital Advertising Performance Marketing Solutions	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 10.90%, Secured Debt (Maturity - December 5, 2022)	3 month LIBOR	2,925	2,876	2,750
Construction Supply Investments, LLC (11)	Distribution Platform of Specialty Construction Materials to Professional Concrete and Masonry Contractors	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 8.62%, Secured Debt (Maturity - June 30, 2023) (8)	2 month LIBOR	15,422	15,351	15,384
		Member units (42,207 units)	—	—	4,221	4,290
					19,572	19,674
CTVSH, PLLC (8) (11) (13)	Emergency Care and Specialty Service Animal Hospital	LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 10.74%, Secured Debt (Maturity - August 3, 2022)	1 month LIBOR	2,813	2,768	2,735
Datacom, LLC (10) (13) (18)	Technology and Telecommunications Provider	5.25% Current / 5.25% PIK, Current Coupon 10.50% Secured Debt (Maturity - May 30, 2019) (18)	None	1,384	1,377	1,082
		8.00% Secured Debt (Maturity - May 30, 2018) (18)	None	200	200	188
		Class A Preferred Member Units (1,530 units)	—	—	144	—
		Class B Preferred Member Units (717 units)	—	—	670	—
					2,391	1,270
Digital River, Inc. (8)	Provider of Outsourced e-Commerce Solutions and Services	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 8.78%, Secured Debt (Maturity - February 12, 2021)	3 month LIBOR	9,779	9,710	9,681
DTE Enterprises, LLC (11)	Industrial Powertrain Repair and Services	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 10.12%, Secured Debt (Maturity - April 13, 2023) (8)	3 month LIBOR	12,491	12,263	11,593
		Class AA Preferred Member Units (non-voting) (16)	—	—	758	778
		Class A Preferred Member Units (776,316 units) (16)	—	—	776	1,300
					13,797	13,671
Dynamic Communities, LLC (8) (11)	Developer of Business Events and Online Community Groups	LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 10.80%, Secured Debt (Maturity - July 17, 2023)	3 month LIBOR	5,565	5,460	5,462
Elite SEM, Inc. (8) (11)	Provider of Digital Marketing Agency Services	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 11.27%, Secured Debt (Maturity - February 1, 2022)	3 month LIBOR	6,875	6,749	6,749
Epic Y-Grade Services, LP (8)	NGL Transportation & Storage	LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 8.02%, Secured Debt (Maturity - June 13, 2024)	1 month LIBOR	17,500	17,174	16,625
Evergreen Skills Lux S.á r.l. (d/b/a Skillsoft) (8) (9)	Technology-Based Performance Support Solutions	LIBOR Plus 8.25% (Floor 1.00%), Current Coupon 10.77%, Secured Debt (Maturity - April 28, 2022) (14)	1 month LIBOR	$10,900	$10,585	$6,123
Extreme Reach, Inc. (8)	Integrated TV and Video Advertising Platform	LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 8.78%, Secured Debt (Maturity - February 7, 2020)	1 month LIBOR	16,152	16,145	16,065
Felix Investments Holdings II, LLC (8) (11)	Oil and Gas Exploration and Production	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 9.10%, Secured Debt (Maturity - August 9, 2022)	3 month LIBOR	3,333	3,279	3,141
Flavors Holdings, Inc. (8)	Global Provider of Flavoring and Sweetening Products and Solutions	LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 8.55%, Secured Debt (Maturity - April 3, 2020)	3 month LIBOR	11,666	11,367	10,849
GI KBS Merger Sub LLC (8)	Outsourced Janitorial Service Provider	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 11.02%, Secured Debt (Maturity - April 29, 2022) (14)	3 month LIBOR	14,700	14,634	14,828
Good Source Solutions, Inc. (8) (11)	Specialized Food Distributor	LIBOR Plus 8.34% (Floor 1.00%), Current Coupon 11.14%, Secured Debt (Maturity - June 29, 2023)	3 month LIBOR	5,000	4,952	4,952
GoWireless Holdings, Inc. (8)	Provider of Wireless Telecommunications Carrier Services	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 9.02%, Secured Debt (Maturity - December 22, 2024)	3 month LIBOR	15,740	15,609	15,313
HDC/HW Intermediate Holdings, LLC (8) (11)	Managed Services and Hosting Provider	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 10.29%, Secured Debt (Maturity - December 21, 2023)	3 month LIBOR	1,799	1,759	1,763
Hoover Group, Inc. (8) (9) (11)	Provider of Storage Tanks and Related Products to the Energy and Petrochemical Markets	LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 9.90%, Secured Debt (Maturity - January 28, 2021)	3 month LIBOR	14,697	14,089	13,815
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 8.71%, Secured Debt (Maturity - January 28, 2020)	3 month LIBOR	5,125	4,664	4,657
					18,753	18,472
Hunter Defense Technologies, Inc. (8) (11)	Provider of Military and Commercial Shelters and Systems	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 9.80%, Secured Debt (Maturity - March 29, 2023)	3 month LIBOR	8,811	8,531	8,262
Hydrofarm Holdings, LLC (8) (11)	Wholesaler of Horticultural Products	LIBOR Plus 10.00%, Current Coupon 3.62% / 8.61% PIK, Current Coupon Plus PIK 12.30%, Secured Debt (Maturity - May 12, 2022)	1 month LIBOR	7,214	7,084	5,643
iEnergizer Limited (8) (9)	Provider of Business Outsourcing Solutions	LIBOR Plus 6.00% (Floor 1.25%), Current Coupon 8.53%, Secured Debt (Maturity - May 1, 2019)	1 month LIBOR	12,086	12,050	12,101
Implus Footcare, LLC (8) (11)	Provider of Footwear and Related Accessories	LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 9.55%, Secured Debt (Maturity - April 30, 2021)	3 month LIBOR	17,153	17,000	16,762
Independent Pet Partners Intermediate Holdings, LLC (11)	Omnichannel Retailer of Specialty Pet Products	LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 11.90%, Secured Debt (Maturity - November 19, 2023) (8)	6 month LIBOR	1,589	1,557	1,557
		Member Units (1,191,667 units)	—	—	1,192	1,192
					2,749	2,749
Industrial Services Acquisitions, LLC (11)	Industrial Cleaning Services	6.00% Current / 7.00% PIK, Current Coupon 13.00%, Unsecured Debt (Maturity - December 17, 2022) (17)	None	11,198	11,048	10,246
		Member Units (Industrial Services Investments, LLC) (336 units; 10.00% cumulative)	—	—	202	202
		Member Units (Industrial Services Investments, LLC) (2,100,000 units)	—	—	2,100	490
					13,350	10,938
Inn of the Mountain Gods Resort and Casino	Hotel & Casino Owner & Operator	9.25% Secured Debt (Maturity - November 30, 2020) (14)	None	8,254	8,254	7,882
Intermedia Holdings, Inc. (8)	Unified Communications as a Service	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 8.52%, Secured Debt (Maturity - July 19, 2025)	1 month LIBOR	11,571	11,461	11,557
Isagenix International, LLC (8)	Direct Marketer of Health and Wellness Products	LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 8.55%, Secured Debt (Maturity - June 14, 2025)	3 month LIBOR	6,268	6,208	6,095
JAB Wireless, Inc. (8) (11)	Fixed Wireless Broadband Provider	LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 10.39%, Secured Debt (Maturity - May 2, 2023)	1 month LIBOR	14,888	14,753	13,987
Jacent Strategic Merchandising, LLC (8) (11)	General Merchandise Distribution	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 10.27%, Secured Debt (Maturity -September 16, 2020)	3 month LIBOR	$10,740	$10,641	$10,688
Jackmont Hospitality, Inc. (8) (11)	Franchisee of Casual Dining Restaurants	LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 9.26%, Secured Debt (Maturity - May 26, 2021)	1 month LIBOR	8,329	8,314	8,329
Jacuzzi Brands LLC (8)	Manufacturer of Bath and Spa Products	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 9.52%, Secured Debt (Maturity - June 28, 2023)	1 month LIBOR	5,775	5,681	5,746
Joerns Healthcare, LLC (8)	Manufacturer and Distributor of Health Care Equipment & Supplies	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 8.71%, Secured Debt (Maturity - May 9, 2020)	3 month LIBOR	11,119	11,016	9,965
Knight Energy Services LLC (11)	Oil and Gas Equipment & Services	8.50% Secured Debt (Maturity - February 9, 2024)	None	760	760	760
		Class A-2 Shares (25,692 units)	—	—	1,843	1,843
					2,603	2,603
Larchmont Resources, LLC (9)	Oil & Gas Exploration & Production	LIBOR Plus 9.00% (Floor 1.00%) PIK, 11.77% PIK, Secured Debt (Maturity - August 7, 2020) (8)	3 month LIBOR	3,898	3,898	3,820
		Member units (Larchmont Intermediate Holdco, LLC) (4,806 units)	—	—	601	1,201
					4,499	5,021
Logix Acquisition Company, LLC (8) (11)	Competitive Local Exchange Carrier	LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 8.27%, Secured Debt (Maturity - December 22, 2024) (23)	1 month LIBOR	9,628	9,542	9,532
LSF9 Atlantis Holdings, LLC (8)	Provider of Wireless Telecommunications Carrier Services	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 8.38%, Secured Debt (Maturity - May 1, 2023)	1 month LIBOR	13,475	13,390	12,863
Lulu’s Fashion Lounge, LLC (8) (11)	Fast Fashion E-Commerce Retailer	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 9.52%, Secured Debt (Maturity - August 28, 2022)	1 month LIBOR	6,179	6,028	5,994
Meisler Operating, LLC (10) (13)	Provider of Short Term Trailer and Container Rental	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 10.90%, Secured Debt (Maturity - June 7, 2022) (8)	1 month LIBOR	5,120	5,015	5,022
		Member Units (Milton Meisler Holdings, LLC) (12,139 units)	—	—	1,214	1,445
					6,229	6,467
MHVC Acquisition Corp. (8)	Provider of Differentiated Information Solutions, Systems Engineering and Analytics	LIBOR Plus 5.25% (Floor 1.00%), Current Coupon 8.06%, Secured Debt (Maturity - April 29, 2024)	3 month LIBOR	7,860	7,817	7,664
Mills Fleet Farm Group LLC (8) (11)	Omnichannel Retailer of Work, Farm and Lifestyle Merchandise	LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 8.77%, Secured Debt (Maturity - October 24, 2024)	1 month LIBOR	15,000	14,707	15,000
Mobileum, Inc. (8) (11)	Provider of Big Data Analytics to Telecom Service Providers	LIBOR Plus 10.25% (Floor 0.75%), Current Coupon 13.06%, Secured Debt (Maturity - May 1, 2022) (14)	2 month LIBOR	7,500	7,429	7,429
New Era Technology, Inc. (8) (11)	Managed Services and Hosting Provider	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.99%, Secured Debt (Maturity - June 22, 2023)	1 month LIBOR	7,654	7,518	7,616
New Media Holdings II LLC (8) (9)	Local Newspaper Operator	LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 8.77%, Secured Debt (Maturity - July 14, 2022)	1 month LIBOR	9,718	9,622	9,645
NNE Partners, LLC (8) (11)	Oil & Gas Exploration & Production	LIBOR Plus 8.00%, Current Coupon 10.74%, Secured Debt (Maturity - March 2, 2022)	3 month LIBOR	20,417	20,271	19,572
North American Lifting Holdings, Inc. (8)	Crane Service Provider	LIBOR Plus 4.50% (Floor 1.00%), Current Coupon 7.30%, Secured Debt (Maturity - November 27, 2020)	3 month LIBOR	6,244	5,803	5,701
Novetta Solutions, LLC (8)	Provider of Advanced Analytics Solutions for Defense Agencies	LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 7.53%, Secured Debt (Maturity - October 17, 2022)	1 month LIBOR	14,977	14,648	14,602
NTM Acquisition Corp. (8)	Provider of B2B Travel Information Content	LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 8.96%, Secured Debt (Maturity - June 7, 2022)	3 month LIBOR	4,092	4,060	4,051
Pasha Group (8)	Diversified Logistics and Transportation Provided	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 10.06%, Secured Debt (Maturity - January 26, 2023)	2 month LIBOR	10,938	10,642	11,006

Permian Holdco 2, Inc.	Storage Tank Manufacturer	14.00% PIK Unsecured Debt (Maturity - October 15, 2021) (17)	None	$990	$990	$990
		Series A Preferred Shares (Permian Holdco 1, Inc.) (386,255 shares)	—	—	1,997	2,299
		Common Shares (Permian Holdco 1, Inc.) (386,255 shares)	—	—	—	—
					2,987	3,289
Pernix Therapeutics Holdings, Inc. (11)	Pharmaceutical Royalty	12.00% Secured Debt (Maturity - August 1, 2020)	None	2,652	2,639	1,782
Pier 1 Imports, Inc. (8)	Decorative Home Furnishings Retailer	LIBOR Plus 3.50% (Floor 1.00%), Current Coupon 6.38%, Secured Debt (Maturity - April 30, 2021)	3 month LIBOR	7,455	7,164	5,358
PricewaterhouseCoopers Public Sector LLP (8)	Provider of Consulting Services to Governments	LIBOR Plus 7.50%, Current Coupon 9.74%, Secured Debt (Maturity - May 1, 2026) (14)	1 month LIBOR	13,100	13,054	13,166
Prowler Acquisition Corporation (8)	Specialty Distributor to the Energy Sector	LIBOR Plus 4.50% (Floor 1.00%), Current Coupon 7.30%, Secured Debt (Maturity - January 28, 2020)	3 month LIBOR	12,280	11,624	12,096
Resolute Industrial, LLC (11)	HVAC Equipment Rental and Remanufacturing	Class A units (601 units)	—	—	750	920
RM Bidder, LLC (11)	Scripted and Unscripted TV and Digital Programming Provider	Common Stock (1,854 shares)	—	—	31	7
		Series A Warrants (124,915 equivalent units, Expiration - October 20, 2025)	—	—	284	—
		Series B Warrants (93,686 equivalent units, Expiration - October 20, 2025)	—	—	—	—
					315	7
Salient Partners, LP (8) (11)	Provider of Asset Management Services	LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 8.27%, Secured Debt (Maturity - June 9, 2021)	1 month LIBOR	7,313	7,300	7,300
Slick Software Holdings LLC (10) (13)	Text Messaging Marketing Platform	14.00% Secured Debt (Maturity - September 13, 2023)	None	1,800	1,703	1,703
		Member units (17,500 units)	—	—	175	175
		Warrants (4,521 equivalent units, Expiration - September 13, 2028)	—	—	45	45
					1,923	1,923
Smart Modular Technologies, Inc. (8) (9) (11)	Provider of Specialty Memory Solutions	LIBOR Plus 6.25%, (Floor 1.00%), Current Coupon 8.86%, Secured Debt (Maturity - August 9, 2022)	3 month LIBOR	19,000	18,793	19,095
Sorenson Communications, Inc. (8)	Manufacturer of Communication Products for Hearing Impaired	LIBOR Plus 5.75% (Floor 2.25%), Current Coupon 8.56%, Secured Debt (Maturity - April 30, 2020)	3 month LIBOR	2,916	2,908	2,905
STL Parent Corp. (8)	Manufacturer and Servicer of Tank and Hopper Railcars	LIBOR Plus 7.00%, Current Coupon 9.52%, Secured Debt (Maturity - December 5, 2022)	1 month LIBOR	12,000	11,585	11,639
Strike, LLC (8)	Pipeline Construction and Maintenance Services	LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 10.59%, Secured Debt (Maturity - November 30, 2022)	3 month LIBOR	9,000	8,803	9,011
TE Holdings, LLC	Oil & Gas Exploration & Production	Common Units (72,785 units)	—	—	728	49
Teleguam Holdings, LLC (8)	Cable and Telecom Services Provider	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 11.02%, Secured Debt (Maturity - April 12, 2024) (14)	1 month LIBOR	7,750	7,620	7,798
TGP Holdings III LLC (8)	Outdoor Cooking & Accessories	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 11.30%, Secured Debt (Maturity - September 25, 2025) (14)	3 month LIBOR	5,000	5,000	4,850
TMC Merger Sub Corp (8)	Refractory & Maintenance Services Provider	LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 9.31%, Secured Debt (Maturity - October 31, 2022) (25)	1 month LIBOR	18,657	18,448	18,564
TOMS Shoes, LLC (8)	Global Designer, Distributor, and Retailer of Casual Footwear	LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 8.30%, Secured Debt (Maturity - October 30, 2020)	3 month LIBOR	4,813	4,641	3,798
Turning Point Brands, Inc. (8) (9) (11)	Marketer/Distributor of Tobacco Products	LIBOR Plus 7.00%, Current Coupon 9.46%, Secured Debt (Maturity - March 7, 2024) (14)	1 month LIBOR	8,500	8,424	8,585
TVG-I-E CMN Acquisition, LLC (8) (11)	Organic Lead Generation for Online Postsecondary Schools	LIBOR Plus 6.00%, (Floor 1.00%), Current Coupon 8.52%, Secured Debt (Maturity - November 3, 2021)	1 month LIBOR	19,504	19,197	19,455
U.S. Telepacific Corp. (8)	Provider of Communications and Managed Services	LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 7.80%, Secured Debt (Maturity - May 2, 2023)	3 month LIBOR	$16,453	$16,110	$15,449
VIP Cinema Holdings, Inc. (8)	Supplier of Luxury Seating to the Cinema Industry	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 8.53%, Secured Debt (Maturity - March 1, 2023)	1 month LIBOR	9,125	9,090	8,960
Vistar Media, Inc. (11)	Operator of Digital Out-of-Home Advertising Platform	LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 12.74%, Secured Debt (Maturity - February 16, 2022) (8)	3 month LIBOR	3,263	3,046	2,987
		Warrants (70,207 equivalent units, Expiration - February 17, 2027)	—	—	331	790
					3,377	3,777
Volusion, LLC (10) (13)	Provider of Online Software-as-a-Service eCommerce Solutions	11.50% Secured Debt (Maturity - January 24, 2020)	None	8,260	7,843	7,843
		8.00% Unsecured Convertible Debt (Maturity - November 16, 2023)	None	127	127	127
		Preferred Member Units (2,090,001 units)	—	—	6,000	6,000
		Warrants (784,866.80 equivalent units, Expiration - January 26, 2025)	—	—	1,104	810
					15,074	14,780
Wireless Vision Holdings, LLC (8) (11)	Provider of Wireless Telecommunications Carrier Services	LIBOR Plus 8.91% (Floor 1.00%), Current Coupon 11.43%, Secured Debt (Maturity - September 29, 2022) (23)	1 month LIBOR	14,198	13,932	13,338
YS Garments, LLC (8)	Designer and Provider of Branded Activewear	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 8.42%, Secured Debt (Maturity - August 9, 2024)	1 month LIBOR	7,453	7,382	7,379
Subtotal Non-Control/Non-Affiliate Investments (5) (81% of total portfolio investments at fair value)					$932,495	$901,518

Total Portfolio Investments					$1,121,688	$1,106,568

Short Term Investments (20)
Fidelity Institutional Money Market Funds (21)	—	Prime Money Market Portfolio, Class III Shares	—	—	$4,450	$4,450
US Bank Money Market Account (21)	—	—	—	—	15,574	15,574

Total Short Term Investments					$20,024	$20,024
(1) All investments are Middle Market portfolio investments, unless otherwise noted. All of the assets of the Company are encumbered as security for the Company’s credit agreements. See Note 5 — Borrowings.
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

		Twelve Months Ended December 31, 2018				Twelve Months Ended December 31, 2018
Affiliate Investments	Fair Value at December 31, 2017	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)***	Fair Value at December 31, 2018	Net Realized Gain (Loss)	Interest Income	Fee Income	Dividend Income

AFG Capital Group, LLC
Member units	$897	$1	$—	$97	$995	$—	$—	$—	$10
Warrants	215	—	—	22	237	—	—	—	—
Brewer Crane Holdings, LLC
Term loan	—	2,489	(142)	—	2,347	—	298	—	—
Preferred member units	—	1,070	—	—	1,070	—	—	—	29
Chamberlin Holding, LLC
Term loan	—	5,417	(484)	—	4,933	—	587	2	—
Member units	—	2,861	—	1,874	4,735	—	—	35	354
Member units (Langfield RE, LLC)	—	183	—	—	183	—	—	—	183
Charlotte Russe, Inc.
Term loan	—	6,285	(49)	(3,146)	3,090	—	492	—	—
Common stock	—	2,470	—	(2,470)	—	—	—	—	—
Charps, LLC
Term loan	$4,500	$50	$(1,627)	$52	$2,975	$—	$537	$—	$—
Term loan	—	402	(402)	—	—	—	11	2	—
Preferred member units	163	1	—	404	568	—	—	—	62
Clad-Rex Steel, LLC
Term loan	3,320	16	(298)	(18)	3,020	—	387	—	—
Member units	2,375	1	(1)	278	2,653	—	—	—	—
Term loan (Clad-Rex Steel RE Investor, LLC)	293	—	(5)	—	288	—	29	—	—
Member units (Clad-Rex Steel RE Investor, LLC)	70	—	—	18	88	—	—	—	152
Digital Products Holdings, LLC
Term loan	—	6,617	(297)	—	6,320	—	620	—	—
Preferred member units	—	2,200	(84)	—	2,116	—	—	—	38
Direct Marketing Solutions, Inc.
Term loan	—	4,727	(322)	(1)	4,404	—	572	3	—
Preferred stock	—	2,100	—	1,625	3,725	—	—	—	—
Freeport Financial Funds
LP interests	8,506	2,597	—	(123)	10,980	—	—	—	1,038
Gamber-Johnson Holdings, LLC
Term loan	5,850	26	(479)	(26)	5,371	—	656	—	104
Member units	5,843	—	—	5,522	11,365	—	—	12	322
Guerdon Modular Holdings, Inc.
Term loan	2,660	516	(37)	(138)	3,001	—	412	—	—
Term loan	—	70	(70)	—	—		2
Common stock	—	—	—	—	—	—	—	—	—
Class B preferred stock	—	—	—	—	—	—	—	—	—
Gulf Publishing Holdings, LLC
Term loan	3,151	13	(33)	—	3,131	—	415	—	—
Term loan	20	40	(60)	—	—	—	3	—	—
Member units	1,210	—	(1)	(179)	1,030	—	—	—	—
Harris Preston Fund Investments
LP interests (HPEP 3, LP)	943	790	—	—	1,733	—	—	—	—
LP interests (2717 HM, LP)	536	504	—	93	1,133	—	—	—	—
Hawk Ridge Systems, LLC
Term loan	3,574	14	—	(13)	3,575	—	396	—	—
Preferred member units	950	—	—	865	1,815	—	—	—	102
Preferred member units (HRS Services, ULC)	50	1	—	44	95	—	—	—	—
HW Temps, LLC
Term loan	2,454	14	—	16	2,484	—	366	—	—
Preferred member units	985	1	—	—	986	—	—	35	8
KMC Investor, LLC
Term loan	—	7,005	(210)	—	6,795	—	144	—	—
Term loan	—	266	(7)	—	259	—	6	—	—
Term loan	—	1,002	(11)	—	991	—	16	—	—
Member units	—	248	—	—	248	—	—	—	—
Member units (KMC RE Investor, LLC)	—	3,460	(400)	—	3,060	—	—	—	—
Market Force Information, Inc.
Term loan	5,732	25	(140)	—	5,617	—	795	—	—
Term loan	—	170	(120)	—	50	—	6	—	—
Member units	3,675	—	—	(400)	3,275	—	—	—	—
M.H. Corbin Holding, LLC
Term loan	3,130	64	(162)	(98)	2,934	—	461	—	—
Preferred member units	1,500	—	—	(1,250)	250	—	—	35	—
Mystic Logistics Holdings, LLC
Term loan	1,916	14	(58)	5	1,877	—	247	—	—
Common stock	1,705	1	—	(1,654)	52	—	—	—	—
NexRev, LLC
Term loan	—	4,381	(98)	39	4,322	—	404	—	—
Preferred member units	—	1,720	—	252	1,972	—	—	3	15
NuStep, LLC
Term loan	5,048	25	—	—	5,073	—	653	—	—
Preferred member units	2,550	1	(1)	—	2,550	—	—	—	—

SI East, LLC
Term loan	$—	$12,311	$(727)	$(2)	$11,582	$—	$431	$—	$—
Preferred member units	—	2,000	—	—	2,000	—	—	3	—
SoftTouch Medical Holdings, LLC
Term loan	1,260	10	(1,260)	(10)	—	—	26	—	—
Member units	1,781	—	(870)	(911)	—	903	—	11	134
Tedder Acquisition, LLC
Term loan	—	4,106	(123)	—	3,983	—	174	—	—
Term loan	—	120	(2)	—	118	—	3	—	—
Preferred member units	—	1,869	—	—	1,869	—	—	—	—
	$76,862	$80,274	$(8,580)	$767	$149,323	$903	$9,149	$141	$2,551
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
(6) Control investments are defined by the 1940 Act as investments in which more than 25% of the voting securities are owned or where the ability to nominate greater than 50% of the board representation is maintained. Fair value as of December 31, 2017 and December 31, 2018 along with transactions during the year ended December 31, 2018 in these Control investments were as follows (in thousands):

		Twelve Months Ended December 31, 2018				Twelve Months Ended December 31, 2018
Control Investments	Fair Value at December 31, 2017	Gross Additions (Cost)**	Gross Reductions (Cost)***	Net Unrealized Gain (Loss)	Fair Value at December 31, 2018	Net Realized Gain (Loss)	Interest Income	Fee Income	Dividend Income

Copper Trail Energy Fund I, LP
LP interests	$2,500	$1,245	$—	$723	$4,468	$—	$—	$13	$307
CTMH, LP
LP interests	—	872	—	—	872	—	—	—	—
GRT Rubber Technologies, LLC
Term loan	5,715	30	(917)	(31)	4,797	—	609	—	—
Member units	10,821	—	—	8,418	19,239	—	—	69	1,347
HMS-ORIX SLF LLC*
Membership interests	30,643	—	—	(4,292)	26,351	—	—	—	2,132
	$49,679	$2,147	$(917)	$4,818	$55,727	$—	$609	$82	$3,786
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

The Company’s primary investment objective is to generate current income through debt and equity investments. A secondary objective of the Company is to generate long-term capital appreciation through equity and equity-related investments including warrants, convertible securities and other rights to acquire equity securities. The Company’s portfolio strategy is to invest primarily in illiquid debt and equity securities issued by lower middle market (“LMM”) companies, which generally have annual revenues between $10 million and $150 million, and debt securities issued by middle market (“Middle Market”) companies that are generally larger in size than the LMM companies, with annual revenues typically between $10 million and $3 billion. The Company’s LMM and Middle Market portfolio investments generally range in size from $1 million to $15 million. The Company categorizes some of its investments in LMM companies and Middle Market companies as private loan (“Private Loan”) portfolio investments. Private Loan investments, often referred to in the debt markets as “club deals,” are investments, generally in debt instruments, that the Company originates on a collaborative basis with other investment funds. Private Loan investments are typically similar in size, structure, terms and conditions to investments the Company holds in its LMM portfolio and Middle Market portfolio. The Company’s portfolio also includes other portfolio (“Other Portfolio”) investments primarily consisting of the Company’s investment in HMS-ORIX (see Note 4 — Investment in HMS-ORIX SLF LLC) and investments managed by third parties, which differ from the typical profiles for the Company’s other types of investments.

The Company previously registered for sale up to 150,000,000 shares of common stock pursuant to a registration statement on Form N-2 (File No. 333-178548) which was initially declared effective by the Securities and Exchange Commission (the “SEC”) on June 4, 2012 (the “Initial Offering”). The Initial Offering terminated on December 1, 2015. The Company raised approximately $601.2 million under the Initial Offering, including proceeds from the distribution reinvestment plan of approximately $22.0 million. The Company also registered for sale up to $1,500,000,000 worth of shares of common stock (the “Offering”) pursuant to a new registration statement on Form N-2 (File No. 333-204659), as amended and declared effective by the SEC on May 1, 2017. With the approval of the Company’s board of directors, the Company closed the Offering to new investors effective September 30, 2017. Through March 31, 2019, the Company raised approximately $217.6 million in the Offering, including proceeds from the distribution reinvestment plan of approximately $85.9 million.

HMS Funding I LLC (“HMS Funding”) and HMS Equity Holding, LLC (“HMS Equity Holding”) are both wholly owned subsidiaries of the Company that were organized as Delaware limited liability companies. HMS Equity Holding II, Inc. (“HMS Equity Holding II”) is a wholly owned subsidiary of the Company that was organized as a Delaware corporation. HMS California Holdings LP (“HMS California Holdings”) is a wholly owned subsidiary of the Company that was organized as a Delaware limited partnership. HMS California Holdings GP LLC (“HMS California Holdings GP”) is a wholly owned subsidiary of the Company that was organized as a Delaware limited liability company. HMS Funding was created for the Deutsche Bank Credit Facility (as defined below in Note 5 — Borrowings) in order to function as a “Structured Subsidiary,” which is permitted to incur debt outside of the TIAA Credit Facility (as defined below in Note 5 — Borrowings) since it is not a guarantor under the TIAA Credit Facility. Two of the Company’s wholly owned subsidiaries, HMS Equity Holding and HMS Equity Holding II, have elected to be taxable entities and primarily hold equity investments in certain portfolio companies which are “pass through” entities for tax purposes.

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
Amounts as of December 31, 2018 included in the unaudited condensed consolidated financial statements have been derived from the Company’s audited consolidated financial statements as of that date. All intercompany accounts and transactions have been eliminated in consolidation. Certain financial information that is normally included in annual financial statements, including certain financial statement footnotes, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year. Therefore, these financial statements should be read in conjunction with the Company’s financial statements and notes related thereto included in the Company’s Annual Report on Form 10-K (as amended) for the year ended December 31, 2018, which was filed with the SEC on March 8, 2019.

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

As of March 31, 2019, the Company had five debt investments in three portfolio companies that were more than 90 days past due, including four debt investments in two portfolio companies that were on non-accrual status. The debt investments on non-accrual status comprised approximately 0.1% of the Company’s total investment portfolio at fair value and 0.4% of the total investment portfolio at cost. Each of these portfolio companies experienced a significant decline in credit quality raising doubt regarding the Company’s ability to collect the principal and interest contractually due. Given the credit deterioration of these portfolio companies, the Company ceased accruing interest income on the non-accrual debt investments and wrote off any previously accrued interest deemed uncollectible. As of March 31, 2019, the Company is not aware of any other material changes to the creditworthiness of the borrowers underlying its debt investments.

As of December 31, 2018, the Company had six debt investments in four portfolio companies that were more than 90 days past due, including five debt investments in three portfolio companies which were on non-accrual status. The debt investments on non-accrual status comprised approximately 0.4% of the Company’s total investment portfolio at fair value and 0.6% of the total investment portfolio at cost. Each of these portfolio companies experienced a significant decline in credit quality after the Company acquired its investments, raising doubt regarding the Company’s ability to collect the principal and interest contractually due. Given the credit deterioration, the Company ceased accruing interest income on the non-accrual debt investments and wrote off any previously accrued interest deemed uncollectible.

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

As of March 31, 2019 and December 31, 2018, the Company held 28 and 24 investments, respectively, which contained a PIK provision. As of March 31, 2019, four of the 28 investments with PIK provisions were on non-accrual status. No PIK interest was recorded on these four non-accrual investments during the three months ended March 31, 2019. As of December 31, 2018, four of the 24 investments with PIK provisions were on non-accrual status. No PIK interest was recorded on these investments during the year ended December 31, 2018. For the three months ended March 31, 2019 and 2018, the Company capitalized $1.2 million and $212,000, respectively, of PIK interest income. The Company stops accruing PIK interest and writes off any accrued and uncollected interest in arrears when it determines that such PIK interest in arrears is no longer collectible.

The Company may periodically provide services, including structuring and advisory services, to its portfolio companies or other third parties. The income from such services is non-recurring. For services that are separately identifiable and evidence exists to substantiate fair value, income is recognized as earned, which is generally when the investment or other applicable transaction closes. For the three months ended March 31, 2019 and 2018, the Company recognized $361,000 and $334,000, respectively, of non-recurring fee income received from its portfolio companies or other third parties, which accounted for approximately 1.2% and 1.4%, respectively, of the Company’s total investment income during such period. Fees received in connection with debt financing transactions for services that do not meet these criteria are treated as debt origination fees and are deferred and accreted into interest income over the life of the financing.

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

In August 2018, the SEC adopted rules (the "SEC Release") that require disclosure of changes in net assets within a registrant's Form 10-Q filing on a quarter-to-date and year-to-date basis for both the current year and prior year comparative periods. The Company adopted the new requirement to present changes in shareholders' equity in interim financial statements within Form 10-Q filings. The compliance date for the SEC Release was for all filings, as applicable, on or after November 5, 2018. The adoption of this rule did not have a material impact on the Company’s condensed consolidated financial statements.

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

As of March 31, 2019 and December 31, 2018, the Company’s investment portfolio was comprised of debt securities, equity investments and Other Portfolio investments. The fair value determination for these investments primarily consisted of unobservable (Level 3) inputs.

As of March 31, 2019 and December 31, 2018, all of the Company’s LMM portfolio investments consisted of illiquid securities issued by private companies. The fair value determination for the LMM portfolio investments primarily consisted of unobservable inputs. As a result, all of the Company’s LMM portfolio investments were categorized as Level 3 as of March 31, 2019 and December 31, 2018.

As of March 31, 2019 and December 31, 2018, the Company’s Middle Market portfolio investments consisted primarily of Middle Market investments in secured and unsecured debt investments and independently rated debt investments. The fair value determination for these investments consisted of a combination of (1) observable inputs in non-active markets for which sufficient observable inputs were available to determine the fair value of these investments, (2) observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and (3) unobservable inputs. As a result, all of the Company’s Middle Market portfolio investments were categorized as Level 3 as of March 31, 2019 and December 31, 2018.

As of March 31, 2019 and December 31, 2018, the Company’s Private Loan portfolio investments consisted primarily of debt investments. The fair value determination for Private Loan investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of the Company’s Private Loan portfolio investments were categorized as Level 3 as of March 31, 2019 and December 31, 2018.

As of March 31, 2019 and December 31, 2018, the Company’s Other Portfolio investments consisted of illiquid securities issued by private companies. The Company relies primarily on information provided by managers of private investment funds in valuing these investments and considers whether it is appropriate, in light of all relevant circumstances, to value the Other Portfolio investments at the net asset value (“NAV”) reported by the private investment fund at the time of valuation or to adjust the value to reflect a premium or discount. The fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of the Company’s Other Portfolio equity investments were categorized as Level 3 as of March 31, 2019 and December 31, 2018.

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

The following table presents fair value measurements of the Company’s investments, by type of investment, as of March 31, 2019 according to the fair value hierarchy (dollars in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First lien secured debt investments	$—	$—	$844,077	$844,077
Second lien secured debt investments	—	—	92,384	92,384
Unsecured debt investments	—	—	12,819	12,819
Equity investments (1)	—	—	160,848	160,848
Total	$—	$—	$1,110,128	$1,110,128
(1) Includes the Company’s investment in HMS-ORIX. (See Note 4 — Investment in HMS-ORIX SLF LLC)

The following table presents fair value measurements of the Company’s investments, by type of investment, as of December 31, 2018 according to the fair value hierarchy (dollars in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First lien secured debt investments	$—	$—	$846,427	$846,427
Second lien secured debt investments	—	—	93,573	93,573
Unsecured debt investments	—	—	11,236	11,236
Equity investments (1)	—	—	155,332	155,332
Total	$—	$—	$1,106,568	$1,106,568
(1) Includes the Company’s investment in HMS-ORIX. (See Note 4 — Investment in HMS-ORIX SLF LLC)

The following table presents fair value measurements of the Company’s investments, by investment classification, segregated by the level within the fair value hierarchy as of March 31, 2019 (dollars in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
LMM portfolio investments	$—	$—	$217,179	$217,179
Private Loan investments	—	—	435,716	435,716
Middle Market investments	—	—	400,575	400,575
Other Portfolio investments (1)	—	—	56,658	56,658
Total	$—	$—	$1,110,128	$1,110,128
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
(1) Includes the Company’s investment in HMS-ORIX. (See Note 4 — Investment in HMS-ORIX SLF LLC)

The significant unobservable inputs used in the fair value measurement of the Company’s LMM, Middle Market and Private Loan debt investments are (i) risk adjusted discount rates used in the yield-to-maturity valuation technique (described in Note 2 — Basis of Presentation and Summary of Significant Accounting Policies — Valuation of Portfolio Investments in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2018, which was filed with the SEC on March 8, 2019) and (ii) the percentage of expected principal recovery. Increases (decreases) in any of these discount rates in isolation could result in a significantly lower (higher) fair value measurement. Increases (decreases) in any of these expected principal recovery percentages in isolation could result in a significantly higher (lower) fair value measurement. The significant unobservable inputs used in the fair value measurement of the Company’s LMM equity securities and Private Loan equity securities, which are generally valued through an average of the discounted cash flow technique and the market comparable/enterprise value technique (unless one of these approaches is not applicable), are (i) EBITDA multiples and (ii) the weighted average cost of capital (“WACC”). Increases (decreases) in EBITDA multiple inputs in isolation could result in a significantly higher (lower) fair value measurement. Conversely, increases (decreases) in WACC inputs in isolation could result in a significantly lower (higher) fair value measurement. However, due to the nature of certain investments, fair value measurements may be based on other criteria, such as third-party appraisals of collateral and fair values as determined by independent third parties, which are not presented in the table below.

The following table, which is not intended to be all inclusive, presents the significant unobservable inputs of the Company’s Level 3 investments as of March 31, 2019 (dollars in thousands):

	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range	Weighted Average (2)
LMM equity investments	$83,067	Discounted Cash Flows	WACC	11.8% - 17.5%	13.8%
		Market Approach/Enterprise Value	EBITDA Multiples (1)	4.5x - 8.5x	6.7x
LMM debt investments	134,112	Discounted Cash Flows	Expected Principal Recovery	97.0% - 100.0%	99.9%
			Risk Adjusted Discount Factor	8.3% - 20.5%	11.7%
Private Loan debt investments	310,932	Discounted Cash Flows	Expected Principal Recovery	1.5% - 100.0%	100.0%
			Risk Adjusted Discount Factor	4.3% - 20.2%	8.1%
	107,702	Market Approach	Third Party Quotes	93.9% - 101.0%	99.2%
Private Loan equity investments	17,082	Market Approach/Enterprise Value	EBITDA Multiples (1)	4.9x - 9.5x	7.0x
		Discounted Cash Flows	WACC	11.6% - 14.3%	12.7%
Middle Market debt investments	6,641	Discounted Cash Flows	Expected Principal Recovery	100.0% - 100.0%	100.0%
			Risk Adjusted Discount Factor	11.9% - 30.8%	32.2%
	389,893	Market Approach	Third Party Quotes	41.5% - 100.9%	94.4%
Middle Market equity investments	4,041	Market Approach	Third Party Quotes	$0.5 - $250.0	$102.7
		Discounted Cash Flows	WACC	17.3% - 18.0%	17.3%
		Market Approach/Enterprise Value	EBITDA Multiples (1)	3.9x - 5.5x	5.5x
Other Portfolio investments(3)	56,658	Market Approach	NAV (1)	87.2% - 118.9%	99.5%
	$1,110,128
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
(3) Includes the Company’s investment in HMS-ORIX. (See Note 4 — Investment in HMS-ORIX SLF LLC)

The following table, which is not intended to be all inclusive, presents the significant unobservable inputs of the Company’s Level 3 investments as of December 31, 2018 (dollars in thousands):

	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range	Weighted Average (2)
LMM equity investments	$79,641	Discounted Cash Flows	WACC	11.8% - 17.5%	13.7%
		Market Approach/Enterprise Value	EBITDA Multiples (1)	4.3x - 8.5x	6.6x
LMM debt investments	130,633	Discounted Cash Flows	Expected Principal Recovery	97.0% - 100.0%	99.9%
			Risk Adjusted Discount Factor	9.6% - 20.0%	12.5%
Private Loan debt investments	285,733	Discounted Cash Flows	Expected Principal Recovery	1.5% - 100.0%	99.8%
			Risk Adjusted Discount Factor	5.8% - 30.3%	10.2%
	106,301	Market Approach	Third Party Quotes	90.9% - 101.0%	98.6%
Private Loan equity investments	16,905	Market Approach/Enterprise Value	EBITDA Multiples (1)	4.9x - 9.5x	6.9x
		Discounted Cash Flows	WACC	11.4% - 14.2%	12.7%
Middle Market debt investments	428,569	Market Approach	Third Party Quotes	56.2% - 100.9%	95.3%
Middle Market equity investments	5,702	Market Approach	Third Party Quotes	$0.68 - $250.0	$98.1
		Discounted Cash Flows	WACC	16.1% - 18.0%	16.1%
		Market Approach/Enterprise Value	EBITDA Multiples (1)	3.9x - 5.5x	5.5x
Other Portfolio investments (3)	53,084	Market Approach	NAV (1)	85.5% - 119.3%	95.3%
	$1,106,568
(1) May include pro forma adjustments and/or other add-backs based on specific circumstances related to each investment.
(2) Weighted average excludes investments for which the significant unobservable input was not utilized in the fair value determination.
(3) Includes the Company’s investment in HMS-ORIX. (See Note 4 — Investment in HMS-ORIX SLF LLC)

The following table provides a summary of changes in fair value of the Company’s Level 3 portfolio investments for the three months ended March 31, 2019 (dollars in thousands):

Type of Investment	January 1, 2019 Fair Value	PIK Interest Accrual	New Investments(1)	Sales/ Repayments	Net Change in Unrealized Appreciation (Depreciation) (2)	Net Realized Gain (Loss)	March 31, 2019 Fair Value
LMM Equity	$79,641	$—	$2,560	$(938)	$1,851	$(47)	$83,067
LMM Debt	130,633	169	6,158	(2,637)	(221)	10	134,112
Private Loan Equity	16,905	—	19	(1,340)	907	591	17,082
Private Loan Debt	392,034	928	23,299	(6,080)	10,716	(2,263)	418,634
Middle Market Debt	428,569	72	3,059	(26,870)	(2,866)	(5,430)	396,534
Middle Market Equity	5,702	—	—	—	(1,661)	—	4,041
Other Portfolio(3)	53,084	—	2,456	(1,860)	2,978	—	56,658
Total	$1,106,568	$1,169	$37,551	$(39,725)	$11,704	$(7,139)	$1,110,128
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
(3) Includes the Company’s investment in HMS-ORIX. (See Note 4 — Investment in HMS-ORIX SLF LLC)

The following table provides a summary of changes in fair value of the Company’s Level 3 portfolio investments for the three months ended March 31, 2018 (dollars in thousands):

Type of Investment	January 1, 2018 Fair Value	PIK Interest Accrual	New Investments(1)	Sales/ Repayments	Net Change in Unrealized Appreciation (Depreciation) (2)	Net Realized Gain (Loss)	March 31, 2018 Fair Value
LMM Equity	$47,876	$—	$8,161	$(1,782)	$1,554	$912	$56,721
LMM Debt	87,781	18	17,809	(2,885)	(90)	—	102,633
Private Loan Equity	8,612	—	1,202	—	(981)	—	8,833
Private Loan Debt	306,770	21	61,925	(23,191)	(164)	69	345,430
Middle Market Debt	545,217	173	82,437	(131,623)	10,600	(8,226)	498,578
Middle Market Equity	4,575	—	2,470	—	(373)	—	6,672
Other Portfolio (3)	48,608	—	90	—	76	—	48,774
Total	$1,049,439	$212	$174,094	$(159,481)	$10,622	$(7,245)	$1,067,641
(1) Column includes changes to investments due to the net accretion of discounts/premiums and amortization of fees.
(2) Column does not include unrealized appreciation (depreciation) on unfunded commitments.
(3) Includes the Company’s investment in HMS-ORIX. (See Note 4 — Investment in HMS-ORIX SLF LLC)

The total net change in unrealized appreciation (depreciation) for the three months ended March 31, 2019 and 2018 included in the Condensed Consolidated Statements of Operations that related to Level 3 assets still held as of March 31, 2019 and 2018 was approximately $11.4 million and $(2.4) million, respectively. For the three months ended March 31, 2019 and 2018, there were no transfers between Level 2 and Level 3 portfolio investments.

Portfolio Investment Composition

The composition of the Company’s investments as of March 31, 2019, at cost and fair value, was as follows (dollars in thousands):

	Investments at Cost	Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First lien secured debt investments	$862,744	77.5%	$844,077	76.0%
Second lien secured debt investments	98,317	8.8	92,384	8.3
Unsecured debt investments	12,911	1.2	12,819	1.2
Equity investments(1)	137,491	12.3	158,956	14.3
Equity warrants	1,987	0.2	1,892	0.2
Total	$1,113,450	100.0%	$1,110,128	100.0%
(1) Includes the Company’s investment in HMS-ORIX. (See Note 4 — Investment in HMS-ORIX SLF LLC)

The composition of the Company’s investments as of December 31, 2018, at cost and fair value, was as follows (dollars in thousands):

	Investments at Cost	Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First lien secured debt investments	$873,331	77.8%	$846,427	76.5%
Second lien secured debt investments	98,281	8.8	93,573	8.4
Unsecured debt investments	12,038	1.1	11,236	1.0
Equity investments (1)	136,051	12.1	153,313	13.9
Equity warrants	1,987	0.2	2,019	0.2
Total	$1,121,688	100.0%	$1,106,568	100.0%
(1) Includes the Company’s investment in HMS-ORIX. (See Note 4 — Investment in HMS-ORIX SLF LLC)

The composition of the Company’s investments by geographic region as of March 31, 2019, at cost and fair value, was as follows (dollars in thousands) (since the Other Portfolio investments do not represent a single geographic region, this information excludes Other Portfolio investments):

	Investments at Cost	Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Northeast	$143,343	13.6%	$135,374	12.9%
Southeast	181,414	17.2	191,491	18.2
West	223,024	21.1	217,203	20.6
Southwest	238,095	22.5	235,385	22.3
Midwest	237,642	22.5	241,713	22.9
Non-United States	32,680	3.1	32,304	3.1
Total	$1,056,198	100.0%	$1,053,470	100.0%

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

The composition of the Company’s total investments by industry as of March 31, 2019 and December 31, 2018, at cost and fair value, was as follows (since the Other Portfolio investments do not represent a single industry, this information excludes Other Portfolio investments):

	Cost		Fair Value
	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Commercial Services and Supplies	6.8%	6.7%	6.4%	6.3%
Media	6.2	5.5	6.2	5.5
Oil, Gas, and Consumable Fuels	5.7	4.7	5.8	4.7
Internet Software and Services	5.0	4.9	5.0	5.0
Construction and Engineering	4.9	4.9	5.1	5.1
IT Services	4.8	5.8	4.8	5.9
Aerospace and Defense	4.8	4.7	4.8	4.6
Diversified Telecommunication Services	4.6	4.6	4.4	4.4
Communications Equipment	4.2	4.1	3.7	3.8
Machinery	4.0	4.0	5.4	5.3
Energy Equipment and Services	3.6	3.4	3.5	3.5
Hotels, Restaurants, and Leisure	3.4	3.4	3.4	3.4
Specialty Retail	3.4	3.1	2.9	2.5
Distributors	3.2	3.2	3.1	3.1
Food Products	2.9	2.9	2.8	2.9
Leisure Equipment and Products	2.8	3.4	2.7	3.4
Computers and Peripherals	2.6	2.6	3.4	3.4
Diversified Consumer Services	2.3	2.3	1.6	1.8
Health Care Providers and Services	2.2	2.8	2.1	2.8
Construction Materials	2.2	2.3	2.4	2.4
Road & Rail	1.8	1.7	1.8	1.7
Internet and Catalog Retail	1.7	1.7	1.4	1.3
Software	1.6	1.7	1.9	1.9
Food & Staples Retailing	1.6	1.6	1.6	1.6
Professional Services	1.5	1.6	1.4	1.6
Trading Companies and Distributors	1.5	1.5	1.6	1.4
Wireless Telecommunication Services	1.4	1.4	1.4	1.3
Containers and Packaging	1.3	1.3	1.3	1.3
Household Durables	1.2	1.3	1.2	1.3
Textiles, Apparel & Luxury Goods	1.1	1.1	1.1	1.0
Transportation Infrastructure	1.0	1.0	1.0	1.0
Other (1)	4.7	4.8	4.8	4.8
Total	100.0%	100.0%	100.0%	100.0%
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

As of March 31, 2019 and December 31, 2018, HMS-ORIX had total assets of $176.0 million and $162.5 million, respectively, and HMS-ORIX’s portfolio consisted of 114 and 107 broadly-syndicated loans, respectively, all of which were secured by first-priority liens, generally in industries similar to those in which the Company may directly invest. As of both March 31, 2019 and December 31, 2018, there were no loans in HMS-ORIX’s portfolio that were on non-accrual status.

On April 5, 2017, HMS-ORIX closed on a $100.0 million credit facility with Bank of America, N.A. (the “Initial HMS-ORIX Credit Facility”). The Initial HMS-ORIX Credit Facility had a maturity date of April 5, 2020, and borrowings under the facility accrued interest at a rate equal to LIBOR plus 1.65% per annum.

On November 20, 2018, HMS-ORIX closed on a $170.0 million credit facility with Citibank, N.A. (the “Refinanced HMS-ORIX Credit Facility”). The proceeds from the Refinanced HMS-ORIX Credit Facility were used to pay off the outstanding balance on the Initial HMS-ORIX Credit Facility, which was subsequently terminated. The reinvestment period for the Refinanced HMS-ORIX Credit Facility is scheduled to expire on September 6, 2019, and the maturity date is nine months after expiration of the reinvestment period (unless terminated earlier pursuant to the terms of the Refinanced HMS-ORIX Credit Facility). Borrowings under the Refinanced HMS-ORIX Credit Facility bear interest at a rate equal to the three-month LIBOR plus 1.15%. As of March 31, 2019 and December 31, 2018, $123.1 million and $98.8 million, respectively, of advances were outstanding under the Refinanced HMS-ORIX Credit Facility. Borrowings under the facility are secured by substantially all of the assets of HMS-ORIX.

The following table presents a summary of HMS-ORIX’s portfolio as of March 31, 2019 and December 31, 2018 (dollars in thousands):

	As of March 31, 2019	As of December 31, 2018

Total debt investments (1)	$170,325	$165,025
Weighted average effective yield on loans(2)	5.91%	5.82%
Largest loan to a single borrower(1)	$3,452	$3,461
Total of 10 largest loans to borrowers(1)	$30,228	$30,430
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

The following table presents a listing of HMS-ORIX’s individual loan investments as of March 31, 2019:

HMS-ORIX
Loan Portfolio
As of March 31, 2019
(dollars in thousands)
Portfolio Company	Industry	Type of Investment	Principal	Cost	Fair Value

Acrisure, LLC	Insurance	LIBOR (2 months) + 4.25%, Current Coupon 6.88%, Secured Debt (Maturity - November 22, 2023)	$2,486	$2,482	$2,478
Advantage Sales & Marketing Inc.	Commercial Services and Supplies	LIBOR (1 month) + 3.25%, Current Coupon 5.75%, Secured Debt (Maturity - July 23, 2021)	1,965	1,914	1,701
Air Medical Group Holdings, Inc.	Healthcare Providers and Services	LIBOR (1 month) + 3.25%, Current Coupon 5.74%, Secured Debt (Maturity - April 28, 2022)	1,965	1,956	1,875
AlixPartners, LLP	Professional Services	LIBOR (3 months) + 2.75%, Current Coupon 5.25%, Secured Debt (Maturity - April 4, 2024)	990	990	988
American Seafoods Group LLC	Food Products	Prime + 1.75%, Current Coupon 7.25%, Secured Debt (Maturity - August 21, 2023)	1,435	1,428	1,422
Ancestry.com Operations Inc.	Internet Software and Services	LIBOR (1 month) + 3.25%, Current Coupon 5.75%, Secured Debt (Maturity - October 19, 2023)	1,293	1,306	1,291
Arch Coal, Inc.	Metals and Mining	LIBOR (1 month) + 2.75%, Current Coupon 5.25%, Secured Debt (Maturity - March 7, 2024)	1,960	1,967	1,962

HMS-ORIX
Loan Portfolio
As of March 31, 2019
(dollars in thousands)
Portfolio Company	Industry	Type of Investment	Principal	Cost	Fair Value

Asurion, LLC	Insurance	LIBOR (1 month) + 3.00%, Current Coupon 5.50%, Secured Debt (Maturity - November 3, 2023)	$1,258	$1,258	$1,256
		LIBOR (1 month) + 3.00%, Current Coupon 5.50%, Secured Debt (Maturity - November 4, 2024)	323	321	322
			1,581	1,579	1,578
Atkore International, Inc.	Electric Equipment, Instruments and Components	LIBOR (3 months) + 2.75%, Current Coupon 5.36%, Secured Debt (Maturity - December 22, 2023)	2,887	2,905	2,866
Barracuda Networks	Internet Software and Services	LIBOR (3 months) + 3.25%, Current Coupon 5.74%, Secured Debt (Maturity - February 12, 2025)	997	972	992
Bass Pro Group, LLC	Specialty Retail	LIBOR (3 months) + 5.00%, Current Coupon 7.50%, Secured Debt (Maturity - September 25, 2024)	1,970	1,926	1,945
Bausch Health Companies Inc.	Healthcare Providers and Services	LIBOR (1 month) + 3.00%, Current Coupon 5.48%, Secured Debt (Maturity - June 2, 2025)	1,347	1,353	1,344
BCP Renaissance Parent L.L.C.	Oil, Gas and Consumable Fuels	LIBOR (3 months) + 3.50%, Current Coupon 6.24%, Secured Debt (Maturity - October 31, 2024)	596	597	595
Boxer Parent Company, Inc.	Software	LIBOR (3 months) + 4.25%, Current Coupon 6.85%, Secured Debt (Maturity - October 2, 2025)	2,793	2,767	2,751
Boyd Gaming Corporation	Hotel, Restaurant and Leisure	LIBOR (1 week) + 2.25%, Current Coupon 4.66%, Secured Debt (Maturity - September 15, 2023)	1,247	1,206	1,239
Builders FirstSource, Inc.	Building Products	LIBOR (1 month) + 3.00%, Current Coupon 5.60%, Secured Debt (Maturity - February 29, 2024)	2,940	2,936	2,867
Caesars Resort Collection, LLC	Hotel, Restaurant and Leisure	LIBOR (1 month) + 2.75%, Current Coupon 5.25%, Secured Debt (Maturity - December 23, 2024)	1,244	1,208	1,234
Calpine Corporation	Independent Power and Renewable Electricity Provider	LIBOR (3 months) + 2.50%, Current Coupon 5.11%, Secured Debt (Maturity - January 15, 2023)	1,964	1,971	1,963
CareerBuilder	Internet Software and Services	LIBOR (3 months) + 6.75%, Current Coupon 9.35%, Secured Debt (Maturity - July 31, 2023)	1,449	1,449	1,451
CDS U.S. Intermediate Holdings, Inc.	Hotel, Restaurant and Leisure	LIBOR (1 month) + 3.75%, Current Coupon 6.25%, Secured Debt (Maturity - July 8, 2022)	970	972	904
CenturyLink Inc.	Diversified Telecommunication Services	LIBOR (1 month) + 2.75%, Current Coupon 5.25%, Secured Debt (Maturity - January 31, 2025)	995	942	979
Citgo Petroleum Corporation	Oil, Gas and Consumable Fuels	LIBOR (3 months) + 3.50%, Current Coupon 6.30%, Secured Debt (Maturity - July 29, 2021)	695	690	694
ClubCorp Holdings, Inc.	Real Estate Management and Development	LIBOR (3 months) + 2.75%, Current Coupon 5.35%, Secured Debt (Maturity - September 18, 2024)	1,959	1,949	1,867
Compass Power Generation, L.L.C.	Independent Power and Renewable Electricity Provider	LIBOR (1 month) + 3.50%, Current Coupon 6.00%, Secured Debt (Maturity - December 20, 2024)	1,262	1,262	1,263
Creative Artists Agency, LLC	Entertainment	LIBOR (1 month) + 3.50%, Current Coupon 6.00%, Secured Debt (Maturity - July 26, 2024)	1,970	1,970	1,945
		LIBOR (1 month) + 3.00%, Current Coupon 5.49%, Secured Debt (Maturity - February 15, 2024)	995	981	993
			2,965	2,951	2,938

HMS-ORIX
Loan Portfolio
As of March 31, 2019
(dollars in thousands)
Portfolio Company	Industry	Type of Investment	Principal	Cost	Fair Value

Cyxtera DC Holdings, Inc.	Technology Hardware, Storage and Peripherals	LIBOR (3 months) + 3.00%, Current Coupon 5.60%, Secured Debt (Maturity - May 1, 2024)	$2,948	$2,958	$2,900
Deerfield Holdings Corporation	Diversified Financial Services	LIBOR (1 month) + 3.25%, Current Coupon 5.75%, Secured Debt (Maturity - February 13, 2025)	2,970	2,966	2,919
Diamond Resorts International, Inc.	Hotel, Restaurant and Leisure	LIBOR (1 month) + 3.75%, Current Coupon 6.25%, Secured Debt (Maturity - September 1, 2023)	2,125	2,152	2,053
EFS Cogen Holdings I LLC	Electric Utilities	LIBOR (3 months) + 3.25%, Current Coupon 5.86%, Secured Debt (Maturity - June 28, 2023)	1,816	1,829	1,808
Eldorado Resorts, Inc.	Hotel, Restaurant and Leisure	LIBOR (1 month) + 2.25%, Current Coupon 4.88%, Secured Debt (Maturity - April 17, 2024)	1,000	969	993
Encapsys LLC	Chemicals	LIBOR (1 month) + 3.25%, Current Coupon 5.75%, Secured Debt (Maturity - November 7, 2024)	990	991	978
Endo Luxembourg Finance Company I S.a.r.l.	Pharmaceuticals	LIBOR (1 month) + 4.25%, Current Coupon 6.75%, Secured Debt (Maturity - April 29, 2024)	1,965	1,983	1,940
Everi Payments Inc.	Leisure Products	LIBOR (3 months) + 3.00%, Current Coupon 5.50%, Secured Debt (Maturity - May 9, 2024)	1,965	1,958	1,963
Exgen Renewables IV, LLC	Independent Power and Renewable Electricity Provider	LIBOR (3 months) + 3.00%, Current Coupon 5.63%, Secured Debt (Maturity - November 29, 2024)	294	294	276
Financial & Risk US Holdings, Inc.	Software	LIBOR (1 month) + 3.75%, Current Coupon 6.25%, Secured Debt (Maturity - October 1, 2025)	1,421	1,420	1,384
First American Payment Systems, L.P.	Diversified Financial Services	LIBOR (1 month) + 4.75%, Current Coupon 7.39%, Secured Debt (Maturity - January 5, 2024)	883	893	883
Fitness International, LLC	Hotel, Restaurant and Leisure	LIBOR (1 month) + 3.25%, Current Coupon 5.75%, Secured Debt (Maturity - April 18, 2025)	2,034	2,045	2,021
Flex Acquisition Company Inc	Containers and Packaging	LIBOR (1 month) + 3.00%, Current Coupon 5.49%, Secured Debt (Maturity - December 29, 2023)	1,970	1,979	1,931
Flexera Software LLC	Software	LIBOR (1 month) + 3.25%, Current Coupon 5.75%, Secured Debt (Maturity - February 26, 2025)	1,514	1,511	1,510
Gardner Denver, Inc.	Machinery	LIBOR (1 month) + 2.75%, Current Coupon 5.25%, Secured Debt (Maturity - July 30, 2024)	2,255	2,249	2,256
Golden Nugget, Inc.	Hotel, Restaurant and Leisure	LIBOR (1 month) + 2.75%, Current Coupon 5.23%, Secured Debt (Maturity - October 4, 2023)	1,870	1,870	1,856
Gray Television, Inc.	Broadcast Radio and Television	LIBOR (1 month) + 3.50%, Current Coupon 6.00%, Secured Debt (Maturity - February 12, 2025)	1,839	1,822	1,835
		LIBOR (1 month) + 2.50%, Current Coupon 4.98%, Secured Debt (Maturity - January 2, 2026)	285	280	284
			2,124	2,102	2,119
Greatbatch Ltd.	Pharmaceuticals	LIBOR (1 month) + 3.00%, Current Coupon 5.49%, Secured Debt (Maturity - October 27, 2022)	1,934	1,945	1,933
GYP Holdings III Corp.	Trading Companies and Distributors	LIBOR (1 month) + 2.75%, Current Coupon 5.25%, Secured Debt (Maturity - June 2, 2025)	3,439	3,464	3,355

HMS-ORIX
Loan Portfolio
As of March 31, 2019
(dollars in thousands)
Portfolio Company	Industry	Type of Investment	Principal	Cost	Fair Value

Harbor Freight Tools USA, Inc.	Specialty Retail	LIBOR (1 month) + 2.50%, Current Coupon 5.00%, Secured Debt (Maturity - August 18, 2023)	$1,944	$1,950	$1,910
Horizon Pharma, Inc.	Pharmaceuticals	LIBOR (1 month) + 3.00%, Current Coupon 5.50%, Secured Debt (Maturity - March 29, 2024)	1,219	1,230	1,221
Hornblower Sub, LLC	Hotel, Restaurant and Leisure	LIBOR (3 months) + 4.50%, Current Coupon 7.10%, Secured Debt (Maturity - April 28, 2025)	1,995	1,989	1,999
Hyland Software, Inc.	Software	LIBOR (1 month) + 3.50%, Current Coupon 6.00%, Secured Debt (Maturity - July 1, 2024)	498	485	498
Infiltrator Water Technologies, LLC	Specialty Retail	LIBOR (3 months) + 3.50%, Current Coupon 6.10%, Secured Debt (Maturity - May 23, 2025)	1,970	1,982	1,967
Invenergy Thermal Operating I LLC	Renewable Energy Provider	LIBOR (1 month) + 3.00%, Current Coupon 5.60%, Secured Debt (Maturity - May 27, 2022)	1,392	1,371	1,382
		LIBOR (3 months) + 3.50%, Current Coupon 6.10%, Secured Debt (Maturity - August 28, 2025)	1,920	1,916	1,932
			3,312	3,287	3,314
IRB Holding Corp.	Food Products	LIBOR (1 month) + 3.25%, Current Coupon 5.74%, Secured Debt (Maturity - February 5, 2025)	396	396	389
Ivanti Software, Inc.	Software	LIBOR (1 month) + 4.25%, Current Coupon 6.75%, Secured Debt (Maturity - January 22, 2024)	981	987	975
KBR, Inc.	Aerospace and Defense	LIBOR (1 month) + 3.75%, Current Coupon 6.25%, Secured Debt (Maturity - April 25, 2025)	1,987	1,979	1,993
Kingpin Intermediate Holdings LLC	Diversified Consumer Services	LIBOR (1 month) + 3.50%, Current Coupon 6.00%, Secured Debt (Maturity - July 3, 2024)	995	986	991
KUEHG Corp.	Diversified Consumer Services	LIBOR (1 month) + 3.75%, Current Coupon 6.35%, Secured Debt (Maturity - February 21, 2025)	2,451	2,458	2,434
Learfield Communications LLC	Media	LIBOR (1 month) + 3.25%, Current Coupon 5.75%, Secured Debt (Maturity - December 1, 2023)	1,965	1,983	1,962
MA FinanceCo., LLC	Software	LIBOR (1 month) + 2.50%, Current Coupon 5.00%, Secured Debt (Maturity - June 21, 2024)	383	384	377
Match Group, Inc.	Media	LIBOR (6 months) + 3.00%, Current Coupon 5.69%, Secured Debt (Maturity - February 24, 2025)	676	674	647
		LIBOR (3 months) + 2.50%, Current Coupon 5.08%, Secured Debt (Maturity - November 16, 2022)	2,000	1,998	1,998
			2,676	2,672	2,645
McAfee, LLC	Software	LIBOR (3 months) + 3.75%, Current Coupon 6.25%, Secured Debt (Maturity - September 30, 2024)	945	932	945
McDermott International, Inc.	Construction and Engineering	LIBOR (1 month) + 5.00%, Current Coupon 7.50%, Secured Debt (Maturity - May 12, 2025)	990	971	954
Metro-Goldwyn-Mayer Inc.	Media	LIBOR (1 month) + 2.50%, Current Coupon 5.00%, Secured Debt (Maturity - July 3, 2025)	995	969	990

HMS-ORIX
Loan Portfolio
As of March 31, 2019
(dollars in thousands)
Portfolio Company	Industry	Type of Investment	Principal	Cost	Fair Value

Micro Holding Corp.	Media	LIBOR (1 month) + 2.50%, Current Coupon 4.99%, Secured Debt (Maturity - January 30, 2023)	$997	$971	$982
		LIBOR (3 months) + 3.75%, Current Coupon 6.24%, Secured Debt (Maturity - September 13, 2024)	1,244	1,215	1,232
			2,241	2,186	2,214
Mohegan Tribal Gaming Authority	Hotel, Restaurant and Leisure	LIBOR (1 month) + 4.00%, Current Coupon 6.50%, Secured Debt (Maturity - October 13, 2023)	1,909	1,927	1,818
MPH Acquisition Holdings LLC	Health Care Technology	LIBOR (3 months) + 2.75%, Current Coupon 5.35%, Secured Debt (Maturity - June 7, 2023)	2,569	2,604	2,499
NAB Holdings, LLC	IT Services	LIBOR (3 months) + 3.00%, Current Coupon 5.60%, Secured Debt (Maturity - July 1, 2024)	1,970	1,961	1,920
National Mentor Holdings, Inc.	Healthcare Facilities and Services	LIBOR (1 month) + 4.25%, Current Coupon 6.75%, Secured Debt (Maturity - March 9, 2026)	1,883	1,870	1,891
		LIBOR (1 month) + 4.25%, Current Coupon 6.75%, Secured Debt (Maturity - March 9, 2026)	117	116	117
			2,000	1,986	2,008
Ortho-Clinical Diagnostics, Inc	Life Sciences Tools and Services	LIBOR (1 month) + 3.25%, Current Coupon 5.75%, Secured Debt (Maturity - June 30, 2025)	1,935	1,931	1,868
Packaging Coordinators Midco Inc	Healthcare Facilities and Services	LIBOR (3 months) + 4.00%, Current Coupon 6.61%, Secured Debt (Maturity - June 30, 2023)	995	990	994
Party City Holdings Inc.	Specialty Retail	LIBOR (1 month) + 2.50%, Current Coupon 5.00%, Secured Debt (Maturity - August 19, 2022)	1,240	1,220	1,237
Phoenix Guarantor Inc.	Healthcare Facilities and Services	LIBOR (1 month) + 4.50%, Current Coupon 6.98%, Secured Debt (Maturity - March 5, 2026)	917	903	905
PI UK Holdco II Limited	Diversified Financial Services	LIBOR (1 month) + 3.50%, Current Coupon 6.00%, Secured Debt (Maturity - January 3, 2025)	2,970	2,949	2,932
Prime Security Services Borrower, LLC	Commercial Services and Supplies	LIBOR (1 month) + 2.75%, Current Coupon 5.25%, Secured Debt (Maturity - May 2, 2022)	653	637	649
Rackspace Hosting, Inc.	Electric Equipment, Instruments and Components	LIBOR (3 months) + 3.00%, Current Coupon 5.74%, Secured Debt (Maturity - November 3, 2023)	3,242	3,266	3,061
Radiate Holdco, LLC	Diversified Telecommunication Services	LIBOR (1 month) + 3.00%, Current Coupon 5.50%, Secured Debt (Maturity - February 1, 2024)	2,538	2,514	2,509
Radiology Partners, Inc.	Healthcare Facilities and Services	LIBOR (3 months) + 4.75%, Current Coupon 7.55%, Secured Debt (Maturity - July 9, 2025)	1,496	1,489	1,502
Red Ventures, LLC	Professional Services	LIBOR (1 month) + 3.00%, Current Coupon 5.50%, Secured Debt (Maturity - November 8, 2024)	1,627	1,616	1,625
Savage Enterprises, LLC	Road and Rail	LIBOR (1 month) + 4.50%, Current Coupon 6.99%, Secured Debt (Maturity - August 1, 2025)	1,024	1,004	1,027
Scientific Games International, Inc.	Leisure Products	LIBOR (2 months) + 2.75%, Current Coupon 5.33%, Secured Debt (Maturity - August 14, 2024)	890	891	869
Seattle SpinCo, Inc.	Software	LIBOR (3 months) + 2.50%, Current Coupon 5.00%, Secured Debt (Maturity - June 21, 2024)	2,587	2,590	2,548

HMS-ORIX
Loan Portfolio
As of March 31, 2019
(dollars in thousands)
Portfolio Company	Industry	Type of Investment	Principal	Cost	Fair Value

SeaWorld Parks & Entertainment, Inc.	Hotel, Restaurant and Leisure	LIBOR (3 months) + 3.00%, Current Coupon 5.50%, Secured Debt (Maturity - April 1, 2024)	$1,960	$1,962	$1,947
ServiceMaster Company, LLC	Home and Office Products	LIBOR (1 month) + 2.50%, Current Coupon 5.00%, Secured Debt (Maturity - November 8, 2023)	651	648	650
Sprint Communications, Inc.	Diversified Telecommunication Services	LIBOR (1 month) + 3.00%, Current Coupon 5.50%, Secured Debt (Maturity - February 2, 2024)	499	492	491
SRS Distribution Inc.	Trading Companies and Distributors	LIBOR (3 months) + 3.25%, Current Coupon 5.75%, Secured Debt (Maturity - May 23, 2025)	1,194	1,191	1,147
SS&C Technologies, Inc.	Software	LIBOR (1 month) + 2.25%, Current Coupon 4.75%, Secured Debt (Maturity - April 16, 2025)	200	199	198
		LIBOR (1 month) + 2.25%, Current Coupon 4.75%, Secured Debt (Maturity - April 16, 2025)	278	277	276
			478	476	474
Staples, Inc.	Distributors	LIBOR (3 months) + 4.00%, Current Coupon 6.49%, Secured Debt (Maturity - September 12, 2024)	1,975	1,970	1,961
Starfruit US Holdco LLC	Chemicals	LIBOR (1 month) + 3.25%, Current Coupon 5.74%, Secured Debt (Maturity - October 1, 2025)	1,250	1,247	1,240
Telenet Financing USD LLC	Diversified Telecommunication Services	LIBOR (1 month) + 2.25%, Current Coupon 4.73%, Secured Debt (Maturity - August 17, 2026)	1,655	1,653	1,635
Transdigm, Inc.	Aerospace and Defense	LIBOR (1 month) + 2.50%, Current Coupon 5.00%, Secured Debt (Maturity - June 9, 2023)	1,960	1,967	1,925
		LIBOR (1 month) + 2.50%, Current Coupon 5.00%, Secured Debt (Maturity - August 22, 2024)	988	985	968
			2,948	2,952	2,893
Travelport Finance (Luxembourg) S.A.R.L.	Internet Software and Services	LIBOR (3 months) + 2.50%, Current Coupon 5.18%, Secured Debt (Maturity - March 17, 2025)	1,232	1,226	1,232
UFC Holdings, LLC	Media	LIBOR (3 months) + 3.25%, Current Coupon 5.75%, Secured Debt (Maturity - August 18, 2023)	1,960	1,971	1,960
USS Ultimate Holdings Inc	Consumer Services	LIBOR (1 month) + 3.75%, Current Coupon 6.25%, Secured Debt (Maturity - August 26, 2024)	597	588	596
Utz Quality Foods, LLC	Food Products	LIBOR (1 month) + 3.50%, Current Coupon 6.00%, Secured Debt (Maturity - November 21, 2024)	1,580	1,579	1,580
VeriFone Systems, Inc.	Hardware	LIBOR (1 month) + 4.00%, Current Coupon 6.68%, Secured Debt (Maturity - August 20, 2025)	499	489	493
Vertafore, Inc.	Software	LIBOR (1 month) + 3.25%, Current Coupon 5.75%, Secured Debt (Maturity - July 2, 2025)	2,494	2,482	2,463
Vertiv Group Corporation	Electrical Equipment	LIBOR (3 months) + 4.00%, Current Coupon 6.63%, Secured Debt (Maturity - November 30, 2023)	1,555	1,569	1,467
VFH Parent LLC	Diversified Financial Services	LIBOR (3 months) + 3.50%, Current Coupon 6.13%, Secured Debt (Maturity - March 2, 2026)	1,000	995	1,004
Vistra Operations Company LLC	Electric Utilities	LIBOR (1 month) + 2.25%, Current Coupon 4.75%, Secured Debt (Maturity - December 14, 2023)	1,960	1,971	1,955

HMS-ORIX
Loan Portfolio
As of March 31, 2019
(dollars in thousands)
Portfolio Company	Industry	Type of Investment	Principal	Cost	Fair Value

Wand NewCo 3, Inc.	Automobiles	LIBOR (1 month) + 3.50%, Current Coupon 5.98%, Secured Debt (Maturity - February 5, 2026)	$1,200	$1,189	$1,203
Web.Com Group, Inc.	Internet Software and Services	LIBOR (3 months) + 3.75%, Current Coupon 6.24%, Secured Debt (Maturity - October 10, 2025)	909	908	900
West Corporation	Diversified Telecommunication Services	LIBOR (3 months) + 3.50%, Current Coupon 6.13%, Secured Debt (Maturity - October 10, 2024)	645	644	602
		LIBOR (3 months) + 4.00%, Current Coupon 6.63%, Secured Debt (Maturity - October 10, 2024)	1,019	1,009	963
			1,664	1,653	1,565
WideOpenWest Finance, LLC	Media	LIBOR (1 month) + 3.25%, Current Coupon 5.74%, Secured Debt (Maturity - August 18, 2023)	3,452	3,462	3,355
William Morris Endeavor Entertainment, LLC	Recreation Facilities and Services	LIBOR (1 month) + 2.75%, Current Coupon 5.36%, Secured Debt (Maturity - May 16, 2025)	636	607	601
Zekelman Industries, Inc	Manufacturing	LIBOR (1 month) + 2.25%, Current Coupon 4.74%, Secured Debt (Maturity - June 14, 2021)	1,000	987	993
Total Loan Portfolio			$170,325	$169,827	$167,819

The following table presents a listing of HMS-ORIX’s individual loan investments as of December 31, 2018:

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

HMS-ORIX
Loan Portfolio
As of December 31, 2018
(dollars in thousands)
Portfolio Company	Industry	Type of Investment	Principal	Cost	Fair Value

Asurion, LLC	Insurance	LIBOR (1 month) + 3.00%, Current Coupon 5.52%, Secured Debt (Maturity - November 3, 2023)	$1,261	$1,261	$1,212
		LIBOR (1 month) + 3.00%, Current Coupon 5.52%, Secured Debt (Maturity - November 4, 2024)	323	322	310
			1,584	1,583	1,522
Atkore International, Inc.	Electric Equipment, Instruments and Components	LIBOR (1 month) + 3.00%, Current Coupon 4.97%, Secured Debt (Maturity - December 22, 2023)	2,948	2,967	2,864
Barracuda Networks	Internet Software and Services	LIBOR (1 month) + 3.25%, Current Coupon 5.72%, Secured Debt (Maturity - February 12, 2025)	1,000	974	956
Bass Pro Group, LLC	Specialty Retail	LIBOR (3 months) + 4.25%, Current Coupon 6.55%, Secured Debt (Maturity - September 25, 2024)	1,975	1,929	1,898
Bausch Health Companies Inc.	Health Care Equipment and Supplies	LIBOR (1 month) + 3.00%, Current Coupon 5.38%, Secured Debt (Maturity - June 2, 2025)	1,402	1,408	1,342
BCP Renaissance Parent L.L.C.	Oil, Gas and Consumable Fuels	LIBOR (3 months) + 3.50%, Current Coupon 6.03%, Secured Debt (Maturity - October 31, 2024)	597	599	583
Boxer Parent Company, Inc.	Software	LIBOR (3 months) + 4.25%, Current Coupon 7.05%, Secured Debt (Maturity - October 2, 2025)	2,800	2,772	2,708
Boyd Gaming Corporation	Hotels, Restaurants and Leisure	LIBOR (1 week) + 2.25%, Current Coupon 4.66%, Secured Debt (Maturity - September 15, 2023)	1,250	1,208	1,208
Builders FirstSource, Inc.	Building Products	LIBOR (1 month) + 3.00%, Current Coupon 5.80%, Secured Debt (Maturity - February 29, 2024)	2,947	2,943	2,774
Caesars Resort Collection, LLC	Hotels, Restaurants and Leisure	LIBOR (1 month) + 2.75%, Current Coupon 5.27%, Secured Debt (Maturity - December 23, 2024)	1,247	1,210	1,201
Calpine Corporation	Independent Power and Renewable Electricity Provider	LIBOR (3 months) + 2.50%, Current Coupon 5.31%, Secured Debt (Maturity - January 15, 2023)	1,970	1,977	1,881
CareerBuilder	Internet Software and Services	LIBOR (3 months) + 6.75%, Current Coupon 9.14%, Secured Debt (Maturity - July 31, 2023)	1,500	1,500	1,493
CDS U.S. Intermediate Holdings, Inc.	Hotels, Restaurants and Leisure	LIBOR (1 month) + 3.75%, Current Coupon 6.27%, Secured Debt (Maturity - July 8, 2022)	973	974	914
CenturyLink, Inc.	Diversified Telecommunication Services	LIBOR (1 month) + 2.75%, Current Coupon 5.27%, Secured Debt (Maturity - January 31, 2025)	997	943	934
Citgo Petroleum Corporation	Oil, Gas and Consumable Fuels	LIBOR (3 months) + 3.50%, Current Coupon 5.90%, Secured Debt (Maturity - July 29, 2021)	695	689	682
ClubCorp Holdings, Inc.	Real Estate Management and Development	LIBOR (3 months) + 2.75%, Current Coupon 5.55%, Secured Debt (Maturity - September 18, 2024)	1,959	1,949	1,852
CPI International, Inc.	Aerospace and Defense	LIBOR (1 month) + 3.50%, Current Coupon 6.01%, Secured Debt (Maturity - July 26, 2024)	1,975	1,975	1,919
Creative Artists Agency LLC	Entertainment	LIBOR (1 month) + 3.00%, Current Coupon 5.47%, Secured Debt (Maturity - February 15, 2024)	997	983	966
Cyxtera DC Holdings, Inc.	Technology Hardware, Storage and Peripherals	LIBOR (3 months) + 3.00%, Current Coupon 5.38%, Secured Debt (Maturity - May 1, 2024)	2,955	2,966	2,840

HMS-ORIX
Loan Portfolio
As of December 31, 2018
(dollars in thousands)
Portfolio Company	Industry	Type of Investment	Principal	Cost	Fair Value

Deerfield Holdings Corporation	Diversified Financial Services	LIBOR (1 month) + 3.25%, Current Coupon 5.77%, Secured Debt (Maturity - February 13, 2025)	$2,978	$2,974	$2,827
Diamond Resorts International, Inc.	Hotels, Restaurants and Leisure	LIBOR (1 month) + 3.75%, Current Coupon 6.07%, Secured Debt (Maturity - September 1, 2023)	2,130	2,159	1,992
EFS Cogen Holdings I LLC	Electric Utilities	LIBOR (1 month) + 3.25%, Current Coupon 5.77%, Secured Debt (Maturity - June 28, 2023)	1,816	1,830	1,781
Eldorado Resorts, Inc.	Hotels, Restaurants and Leisure	LIBOR (1 month) + 2.25%, Current Coupon 4.75%, Secured Debt (Maturity - April 17, 2024)	1,000	968	960
Encapsys LLC	Chemicals	LIBOR (1 month) + 3.25%, Current Coupon 5.77%, Secured Debt (Maturity - November 7, 2024)	993	994	970
Endo Luxembourg Finance Company I S.a.r.l.	Pharmaceuticals	LIBOR (1 month) + 4.25%, Current Coupon 6.81%, Secured Debt (Maturity - April 29, 2024)	1,970	1,989	1,862
Everi Payments Inc.	Leisure Products	LIBOR (3 months) + 3.00%, Current Coupon 5.52%, Secured Debt (Maturity - May 9, 2024)	1,970	1,963	1,917
Exgen Renewables IV, LLC	Independent Power and Renewable Electricity Provider	LIBOR (3 months) + 3.00%, Current Coupon 5.71%, Secured Debt (Maturity - November 29, 2024)	294	293	281
Financial & Risk US Holdings, Inc.	Software	LIBOR (1 month) + 3.75%, Current Coupon 6.27%, Secured Debt (Maturity - October 1, 2025)	1,425	1,424	1,363
First American Payment Systems, L.P.	Diversified Financial Services	LIBOR (1 month) + 4.75%, Current Coupon 7.29%, Secured Debt (Maturity - January 5, 2024)	889	900	885
Fitness International, LLC	Hotels, Restaurants and Leisure	LIBOR (1 month) + 3.25%, Current Coupon 5.77%, Secured Debt (Maturity - April 18, 2025)	2,039	2,050	1,963
Flex Acquisition Company Inc	Containers and Packaging	LIBOR (3 months) + 3.00%, Current Coupon 5.35%, Secured Debt (Maturity - December 29, 2023)	1,975	1,985	1,869
Flexera Software LLC	Software	LIBOR (1 month) + 3.25%, Current Coupon 5.78%, Secured Debt (Maturity - February 26, 2025)	1,518	1,514	1,468
Gardner Denver, Inc.	Machinery	LIBOR (1 month) + 2.75%, Current Coupon 5.27%, Secured Debt (Maturity - July 30, 2024)	2,316	2,309	2,242
Golden Nugget, Inc.	Hotels, Restaurants and Leisure	LIBOR (1 month) + 2.75%, Current Coupon 5.19%, Secured Debt (Maturity - October 4, 2023)	1,875	1,875	1,811
GrafTech Finance Inc.	Metals and Mining	LIBOR (1 month) + 3.50%, Current Coupon 6.02%, Secured Debt (Maturity - February 12, 2025)	1,950	1,931	1,850
Gray Television, Inc.	Broadcast Radio and Television	LIBOR (3 months) + 2.50%, Current Coupon 4.90%, Secured Debt (Maturity - January 2, 2026)	286	281	277
Greatbatch Ltd.	Pharmaceuticals	LIBOR (1 month) + 3.00%, Current Coupon 5.39%, Secured Debt (Maturity - October 27, 2022)	2,000	2,012	1,956
GYP Holdings III Corp.	Trading Companies and Distributors	LIBOR (1 month) + 2.75%, Current Coupon 5.27%, Secured Debt (Maturity - June 2, 2025)	3,448	3,473	3,261
Harbor Freight Tools USA, Inc.	Specialty Retail	LIBOR (1 month) + 2.50%, Current Coupon 5.02%, Secured Debt (Maturity - August 18, 2023)	1,944	1,951	1,841
HD Supply Waterworks, Ltd.	Trading Companies and Distributors	LIBOR (6 months) + 3.00%, Current Coupon 5.71%, Secured Debt (Maturity - August 1, 2024)	139	138	134

HMS-ORIX
Loan Portfolio
As of December 31, 2018
(dollars in thousands)
Portfolio Company	Industry	Type of Investment	Principal	Cost	Fair Value

Horizon Pharma, Inc.	Pharmaceuticals	LIBOR (1 month) + 3.00%, Current Coupon 5.56%, Secured Debt (Maturity - March 29, 2024)	$1,925	$1,944	$1,841
Hyland Software, Inc.	Software	LIBOR (1 month) + 3.50%, Current Coupon 6.02%, Secured Debt (Maturity - July 1, 2024)	499	485	486
IG Investments Holdings, LLC	Professional Services	LIBOR (1 month) + 3.50%, Current Coupon 6.02%, Secured Debt (Maturity - May 23, 2025)	1,975	1,987	1,929
Infiltrator Water Technologies, LLC	Specialty Retail	LIBOR (3 months) + 3.00%, Current Coupon 5.39%, Secured Debt (Maturity - May 27, 2022)	1,394	1,372	1,354
Invenergy, LLC	Renewable Energy Provider	LIBOR (1 month) + 3.50%, Current Coupon 5.84%, Secured Debt (Maturity - August 28, 2025)	1,946	1,941	1,932
IRB Holding Corp.	Food Products	LIBOR (1 month) + 3.25%, Current Coupon 5.68%, Secured Debt (Maturity - February 5, 2025)	397	397	380
Ivanti Software, Inc.	Software	LIBOR (1 month) + 4.25%, Current Coupon 6.60%, Secured Debt (Maturity - January 22, 2024)	983	989	959
KBR, Inc.	Aerospace and Defense	LIBOR (1 month) + 3.75%, Current Coupon 6.27%, Secured Debt (Maturity - April 25, 2025)	1,992	1,984	1,962
Kingpin Intermediate Holdings LLC	Diversified Consumer Services	LIBOR (1 month) + 3.50%, Current Coupon 6.02%, Secured Debt (Maturity - July 3, 2024)	998	988	971
KUEHG Corp.	Diversified Consumer Services	LIBOR (1 month) + 3.75%, Current Coupon 6.55%, Secured Debt (Maturity - February 21, 2025)	2,457	2,465	2,368
Learfield Communications LLC	Media	LIBOR (1 month) + 3.25%, Current Coupon 5.78%, Secured Debt (Maturity - December 1, 2023)	1,970	1,989	1,923
MA FinanceCo., LLC	Software	LIBOR (1 month) + 2.50%, Current Coupon 5.02%, Secured Debt (Maturity - June 21, 2024)	384	385	358
Mallinckrodt International Finance S.A.	Pharmaceuticals	LIBOR (6 months) + 3.00%, Current Coupon 5.62%, Secured Debt (Maturity - February 24, 2025)	993	991	921
Match Group, Inc.	Media	LIBOR (2 months) + 2.50%, Current Coupon 5.09%, Secured Debt (Maturity - November 16, 2022)	2,000	1,998	1,990
McAfee, LLC	Software	LIBOR (3 months) + 3.75%, Current Coupon 6.10%, Secured Debt (Maturity - September 30, 2024)	948	933	925
McDermott International, Inc.	Construction and Engineering	LIBOR (1 month) + 5.00%, Current Coupon 7.52%, Secured Debt (Maturity - May 12, 2025)	993	973	929
Metro-Goldwyn-Mayer Inc.	Media	LIBOR (1 month) + 2.50%, Current Coupon 5.03%, Secured Debt (Maturity - July 3, 2025)	998	970	964
Michaels Stores, Inc.	Specialty Retail	LIBOR (1 month) + 2.50%, Current Coupon 4.97%, Secured Debt (Maturity - January 30, 2023)	1,000	973	960
Micro Holding Corp. (MH Sub and Internet Brands)	Media	LIBOR (1 month) + 3.75%, Current Coupon 6.25%, Secured Debt (Maturity - September 13, 2024)	1,247	1,217	1,186
Mohegan Tribal Gaming Authority	Hotels, Restaurants and Leisure	LIBOR (1 month) + 4.00%, Current Coupon 6.52%, Secured Debt (Maturity - October 13, 2023)	1,914	1,933	1,719
MPH Acquisition Holdings LLC	Health Care Technology	LIBOR (1 month) + 3.25%, Current Coupon 5.57%, Secured Debt (Maturity - June 7, 2023)	2,664	2,702	2,532

HMS-ORIX
Loan Portfolio
As of December 31, 2018
(dollars in thousands)
Portfolio Company	Industry	Type of Investment	Principal	Cost	Fair Value

NAB Holdings, LLC	IT Services	LIBOR (3 months) + 3.00%, Current Coupon 5.80%, Secured Debt (Maturity - July 1, 2024)	$1,975	$1,965	$1,885
Ortho-Clinical Diagnostics, Inc	Life Sciences Tools and Services	LIBOR (1 month) + 3.25%, Current Coupon 5.76%, Secured Debt (Maturity - June 30, 2025)	1,945	1,940	1,809
Packaging Coordinators Midco Inc	Health Care Facilities and Services	LIBOR (3 months) + 4.00%, Current Coupon 6.81%, Secured Debt (Maturity - June 30, 2023)	997	992	985
Party City Holdings Inc.	Specialty Retail	LIBOR (1 month) + 2.50%, Current Coupon 5.03%, Secured Debt (Maturity - August 19, 2022)	1,245	1,224	1,205
PI UK Holdco II Limited	Diversified Financial Services	LIBOR (1 month) + 3.50%, Current Coupon 6.02%, Secured Debt (Maturity - January 3, 2025)	2,978	2,956	2,893
Prime Security Services, LLC (Protection One)	Commercial Services and Supplies	LIBOR (1 month) + 2.75%, Current Coupon 5.09%, Secured Debt (Maturity - May 2, 2022)	654	638	628
Rackspace Hosting, Inc.	Electric Equipment, Instruments and Components	LIBOR (3 months) + 3.00%, Current Coupon 5.58%, Secured Debt (Maturity - November 3, 2023)	3,251	3,276	2,884
Radiate Holdco, LLC	Diversified Telecommunication Services	LIBOR (1 month) + 3.00%, Current Coupon 5.52%, Secured Debt (Maturity - February 1, 2024)	2,544	2,519	2,408
Red Ventures, LLC	Professional Services	LIBOR (1 month) + 3.00%, Current Coupon 5.52%, Secured Debt (Maturity - November 8, 2024)	1,631	1,619	1,590
Savage Enterprises, LLC	Road and Rail	LIBOR (1 month) + 4.50%, Current Coupon 6.88%, Secured Debt (Maturity - August 1, 2025)	1,097	1,076	1,085
Scientific Games International, Inc.	Leisure Products	LIBOR (2 months) + 2.75%, Current Coupon 5.25%, Secured Debt (Maturity - August 14, 2024)	892	893	840
Seattle SpinCo, Inc.	Software	LIBOR (3 months) + 2.50%, Current Coupon 5.02%, Secured Debt (Maturity - June 21, 2024)	2,593	2,597	2,422
SeaWorld Parks & Entertainment, Inc.	Hotels, Restaurants and Leisure	LIBOR (3 months) + 3.75%, Current Coupon 6.07%, Secured Debt (Maturity - April 1, 2024)	1,965	1,967	1,881
ServiceMaster Global Holdings, Inc.	Home and Office Products	LIBOR (1 month) + 2.50%, Current Coupon 4.84%, Secured Debt (Maturity - November 8, 2023)	2,000	1,993	1,964
Sprint Corporation	Diversified Telecommunication Services	LIBOR (1 month) + 3.00%, Current Coupon 5.38%, Secured Debt (Maturity - February 2, 2024)	500	493	485
SRS Distribution Inc.	Trading Companies and Distributors	LIBOR (3 months) + 3.25%, Current Coupon 5.77%, Secured Debt (Maturity - May 23, 2025)	1,197	1,194	1,120
SS&C European Holdings S.a.r.l.	Software	LIBOR (1 month) + 2.25%, Current Coupon 4.77%, Secured Debt (Maturity - April 16, 2025)	206	205	195
SS&C Technologies, Inc.	Software	LIBOR (1 month) + 2.25%, Current Coupon 4.77%, Secured Debt (Maturity - April 16, 2025)	543	541	514
Staples, Inc.	Distributors	LIBOR (3 months) + 4.00%, Current Coupon 6.54%, Secured Debt (Maturity - September 12, 2024)	1,980	1,975	1,903
Starfruit US Holdco LLC	Chemicals	LIBOR (1 month) + 3.25%, Current Coupon 5.60%, Secured Debt (Maturity - October 1, 2025)	1,250	1,247	1,204
Telenet Financing USD LLC	Diversified Telecommunication Services	LIBOR (1 month) + 2.25%, Current Coupon 4.71%, Secured Debt (Maturity - August 17, 2026)	1,655	1,653	1,580

HMS-ORIX
Loan Portfolio
As of December 31, 2018
(dollars in thousands)
Portfolio Company	Industry	Type of Investment	Principal	Cost	Fair Value

Transdigm, Inc.	Aerospace and Defense	LIBOR (1 month) + 2.50%, Current Coupon 5.02%, Secured Debt (Maturity - June 9, 2023)	$1,965	$1,972	$1,859
		LIBOR (1 month) + 2.50%, Current Coupon 5.02%, Secured Debt (Maturity - August 22, 2024)	990	988	937
			2,955	2,960	2,796
Travelport Finance (Luxembourg) S.A.R.L.	Internet Software and Services	LIBOR (3 months) + 2.50%, Current Coupon 5.12%, Secured Debt (Maturity - March 17, 2025)	1,237	1,231	1,219
Traverse Midstream Partners LLC	Oil, Gas and Consumable Fuels	LIBOR (3 months) + 4.00%, Current Coupon 6.60%, Secured Debt (Maturity - September 27, 2024)	781	784	752
UFC Holdings, LLC	Media	LIBOR (3 months) + 3.25%, Current Coupon 5.78%, Secured Debt (Maturity - August 18, 2023)	1,965	1,977	1,920
USS Ultimate Holdings, Inc. (United Site)	Consumer Services	LIBOR (1 month) + 3.75%, Current Coupon 6.09%, Secured Debt (Maturity - August 26, 2024)	598	590	590
Utz Quality Foods, LLC	Food Products	LIBOR (1 month) + 3.50%, Current Coupon 6.02%, Secured Debt (Maturity - November 21, 2024)	1,584	1,583	1,539
VeriFone Systems, Inc.	Hardware	LIBOR (1 month) + 4.00%, Current Coupon 6.64%, Secured Debt (Maturity - August 20, 2025)	500	490	485
Vertafore, Inc.	Software	LIBOR (1 month) + 3.25%, Current Coupon 6.05%, Secured Debt (Maturity - July 2, 2025)	2,500	2,488	2,384
Vertiv Group Corporation	Electrical Equipment	LIBOR (3 months) + 4.00%, Current Coupon 6.71%, Secured Debt (Maturity - November 30, 2023)	1,555	1,570	1,420
Vistra Operations Company LLC	Electric Utilities	LIBOR (1 month) + 2.25%, Current Coupon 4.77%, Secured Debt (Maturity - December 14, 2023)	1,965	1,977	1,895
Web.Com Group, Inc.	Internet Software and Services	LIBOR (3 months) + 3.75%, Current Coupon 6.17%, Secured Debt (Maturity - October 10, 2025)	1,000	1,000	965
West Corporation	Diversified Telecommunication Services	LIBOR (3 months) + 3.50%, Current Coupon 6.03%, Secured Debt (Maturity - October 10, 2024)	647	646	593
		LIBOR (3 months) + 4.00%, Current Coupon 6.53%, Secured Debt (Maturity - October 10, 2024)	1,021	1,011	941
			1,668	1,657	1,534
WideOpenWest Finance, LLC	Diversified Telecommunication Services	LIBOR (1 month) + 3.25%, Current Coupon 5.72%, Secured Debt (Maturity - August 18, 2023)	3,461	3,471	3,215
William Morris Endeavor Entertainment, LLC	Recreation Facilities and Services	LIBOR (3 months) + 2.75%, Current Coupon 5.28%, Secured Debt (Maturity - May 16, 2025)	638	608	608
Zekelman Industries, Inc	Manufactured Goods	LIBOR (1 month) + 2.25%, Current Coupon 4.86%, Secured Debt (Maturity - June 14, 2021)	1,000	985	970
Total Loan Portfolio			$165,025	$164,570	$157,923

For the three months ended March 31, 2019 and 2018, the Company recognized approximately $546,000 and $525,000, respectively, of dividend income in respect of its investment in HMS-ORIX.

The following tables show the summarized financial information for HMS-ORIX (dollars in thousands):

HMS-ORIX SLF LLC
Balance Sheet
(dollars in thousands)

	As of March 31, 2019	As of December 31, 2018
Assets
Portfolio investments at fair value (amortized cost: $169,827 and $164,570 as of March 31, 2019 and December 31, 2018, respectively)	$167,819	$157,923
Cash and cash equivalents	7,440	3,873
Receivable for securities sold	—	—
Interest receivable	297	197
Deferred financing costs, net	400	497
Other assets	4	30
Total assets	$175,960	$162,520
Liabilities
Credit facilities payable	$123,130	$98,818
Payable for securities purchased	1,987	18,442
Distributions payable	911	902
Accounts payable and accrued expenses	996	439
Total liabilities	127,024	118,601
Net assets
Members’ equity	48,936	43,919
Total net assets	48,936	43,919
Total liabilities and net assets	$175,960	$162,520

HMS-ORIX SLF LLC
Statement of Operations
(dollars in thousands)
	Three Months Ended
	March 31, 2019	March 31, 2018
Investment income
Interest income	$2,548	$1,734
Dividend income	—	—
Fee income	—	—
Other income	—	—
Total investment income	2,548	1,734
Expenses
Interest expense	1,247	850
Other expenses	—	—
General and administrative expenses	11	21
Total expenses	1,258	871
Net investment income	1,290	863
Net realized loss from investments	(1)	(26)
Net realized income	1,289	837
Net change in unrealized appreciation (depreciation) on investments	4,639	(59)
Net increase in net assets resulting from operations	$5,928	$778

Note 5 — Borrowings

A BDC has historically been able to issue “senior securities,” including borrowing money from banks or other financial institutions, only in amounts such that its asset coverage, as defined in the 1940 Act, equals at least 200% after such incurrence or issuance. In March 2018, the Small Business Credit Availability Act (the “SBCAA”) was enacted into law. The SBCAA, among other things, amended the 1940 Act to reduce the asset coverage requirement applicable to BDCs from 200% to 150% so long as the BDC meets certain disclosure requirements, obtains certain approvals and, in the case of unlisted BDCs, makes an offer to repurchase shares held by its stockholders as of the date of the requisite approval. Effectiveness of the reduced asset coverage requirements to a BDC requires approval by either (1) a “required majority” (as defined in Section 57(o) of the 1940 Act) of such BDC’s board of directors with effectiveness one year after the date of such approval or (2) a majority of the votes cast at a special or annual meeting of such BDC’s stockholders at which a quorum is present, which is effective the day after such stockholder approval. The Company has not requested or obtained any such approval and, as a result, remains subject to the 200% asset coverage requirement.

On March 6, 2017, the Company entered into an amended and restated senior secured revolving credit agreement (the “TIAA Credit Facility”) with TIAA, FSB (formerly known as EverBank Commercial Finance, Inc. prior to June 18, 2018) (“TIAA Bank”), as administrative agent, and with TIAA Bank and other financial institutions as lender. The TIAA Credit Facility, as amended, features aggregate revolver commitments of $120.0 million and will mature March 6, 2020, with two one-year extension options, subject to lender approval. Borrowings under the TIAA Credit Facility bear interest, subject to the Company’s election, on a per annum basis equal to (i) the adjusted LIBOR rate plus 2.75% or (ii) the base rate plus 1.75%. The base rate is defined as the higher of (a) the prime rate, (b) the Federal Funds Rate (as defined in the credit agreement) plus 0.5% or (c) the adjusted LIBOR rate plus 1.0%. The adjusted LIBOR rate is defined in the credit agreement for the TIAA Credit Facility as the one-month LIBOR rate plus an adjustment for statutory reserve requirements for Eurocurrency liabilities as described in the credit agreement. As of March 31, 2019, the one-month LIBOR rate was 2.49%. Additionally, the Company pays an annual unused commitment fee of 0.30% on the unused revolver commitments if more than 50% of the revolver commitments are being used and an annual unused commitment fee of 0.625% on the unused revolver commitments if less than 50% of the revolver commitments are being used. As of March 31, 2019, the Company was not aware of any instances of noncompliance with covenants related to the TIAA Credit Facility.

On May 18, 2015, HMS Funding entered into an amended and restated credit agreement (the “Deutsche Bank Credit Facility”) among HMS Funding, as borrower, the Company, as equityholder and as servicer, Deutsche Bank AG, New York Branch (“Deutsche Bank”), as administrative agent, the financial institutions party thereto as lenders (together with Deutsche Bank, the “HMS Funding Lenders”), and U.S. Bank National Association, as collateral agent and collateral custodian. As of March 31, 2019, the Deutsche Bank Credit Facility, as amended, provided a borrowing capacity of $450.0 million, with an accordion provision allowing increases in aggregate commitments, not to exceed $550.0 million, with lender consent. Under the Deutsche Bank Credit Facility, interest is calculated as the sum of the index plus the applicable margin of 2.35%. The index will be equal to one-month LIBOR, or, in the event that LIBOR is not reasonably available, the higher of Deutsche Bank’s base commercial lending rate and the interest rate equal to 0.5% above the federal funds rate. As of March 31, 2019, the one-month LIBOR was 2.49%. The Deutsche Bank Credit Facility provides for a revolving period until November 20, 2020, unless otherwise extended with the consent of the HMS Funding Lenders. The amortization period begins the day after the last day of the revolving period and ends on November 20, 2022, the maturity date. During the amortization period, the applicable margin will increase by 0.25%. During the revolving period, HMS Funding will pay a utilization fee equal to 2.50% of the undrawn amount of the required utilization, which is 75% of the loan commitment amount. HMS Funding will incur an undrawn fee equal to 0.40% per annum of the difference between the aggregate commitments and the outstanding advances under the facility, provided that the undrawn fee relating to any utilization shortfall will not be payable to the extent that the utilization fee relating to such utilization shortfall is incurred. Additionally, under the terms of a fee letter executed on November 20, 2017, HMS Funding pays Deutsche Bank an administrative agent fee of 0.25% per annum of the aggregate revolver commitments. As of March 31, 2019, the Company was not aware of any instances of noncompliance with covenants related to the Deutsche Bank Credit Facility.

As of March 31, 2019, the Company had borrowings of $120.0 million outstanding on the TIAA Credit Facility and had borrowings of $380.0 million outstanding on the Deutsche Bank Credit Facility, both of which the Company estimated approximated fair value.

A summary of the Company’s significant contractual payment obligations for the repayment of outstanding borrowings at March 31, 2019 is as follows:

	Payments Due By Period (dollars in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
TIAA Credit Facility (1)	$120,000	$120,000	$—	$—	$—
Deutsche Bank Credit Facility (2)	380,000	—	—	380,000	—
Total Credit Facilities	$500,000	$120,000	$—	$380,000	$—

(1)	At March 31, 2019, the Company had no availability under the TIAA Credit Facility.

(2)
At March 31, 2019, $70.0 million remained available under the Deutsche Bank Credit Facility; however, the Company’s borrowing ability is limited to the asset coverage restrictions imposed by the 1940 Act, as discussed above.

Note 6 – Financial Highlights

The following is a schedule of financial highlights of the Company for the three months ended March 31, 2019 and 2018.

Per Share Data:	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
NAV at beginning of period	$7.96	$8.15
Results from Operations
Net investment income (1) (2)	0.18	0.15
Net realized loss on investments (1) (2)	(0.09)	(0.09)
Net change in unrealized appreciation on investments (1) (2)	0.15	0.13
Net increase in net assets resulting from operations	0.24	0.19
Stockholder distributions (1) (3)
Distributions from net investment income (1) (2)	(0.17)	(0.17)
Distributions from realized appreciation (1) (2)	—	—
Net decrease in net assets resulting from stockholder distributions	(0.17)	(0.17)
Capital share transactions
Issuance of common stock above NAV, net of offering costs (1)	—	—
Net increase in net assets resulting from capital share transactions	—	—
NAV at end of the period	$8.03	$8.17
Shares of common stock outstanding at end of period	78,547,196	79,201,065
Weighted average shares of common stock outstanding	78,819,746	79,846,665

(1)	Based on weighted average number of shares of common stock outstanding for the period.

(2)	Changes in net investment income and realized and unrealized appreciation (depreciation) on investments can change significantly from period to period.

(3)	The stockholder distributions represent the stockholder distributions declared for the period.

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
	(dollars in thousands)
Net assets at end of period	$630,393	$647,066
Average net assets	$627,880	$647,428
Average Credit Facilities borrowings	$504,500	$444,000

Ratios to average net assets:
Ratio of total expenses to average net assets (1)	2.43%	1.82%
Ratio of net investment income to average net assets (1)	2.21%	1.88%
Portfolio turnover ratio	3.58%	15.07%
Total return (2)	3.02%	2.33%

(1)
For the three months ended March 31, 2019 and 2018, the Advisers did not waive base management fees or subordinated incentive fees but waived reimbursement of internal administrative services expenses of approximately $758,000 and $804,000, respectively. The ratio is calculated by reducing the expenses to reflect the waiver of reimbursement of internal administrative services expenses in both periods presented. Excluding interest expense, the ratio of total expenses to average net assets for the three months ended March 31, 2019 and 2018 was 1.30% and 1.03%, respectively. See Note 10 — Related Party Transactions and Arrangements for further discussion of fee waivers provided by the Advisers.

(2)
Total return is calculated as the change in NAV per share and stockholder distributions declared per share over the reporting period, divided by the NAV per share at the beginning of the period. The total return does not reflect the sales load from the sale of the Company’s common stock.

Note 7 – Stockholder Distributions

The following table reflects the cash distributions per share that the Company declared on its common stock during the three months ended March 31, 2019 and 2018 (dollars in thousands except per share amounts).

	Distributions
	Per Share	Amount
2019
Three months ended March 31, 2019	$0.17	$13,606
2018
Three months ended March 31, 2018	$0.17	$13,803

On March 26, 2019, with the authorization of the Company’s board of directors, the Company declared distributions to its stockholders for the period of April 2019 through June 2019. These distributions have been, or will be, calculated based on stockholders of record each day from April 1, 2019 through June 30, 2019 in an amount equal to $0.00191781 per share, per day. Distributions are paid on the first business day following the completion of each month to which they relate.

The Company has adopted an “opt in” distribution reinvestment plan for its stockholders. As a result, if the Company makes a distribution, its stockholders will receive distributions in cash unless they specifically “opt in” to the distribution reinvestment plan so as to have their cash distributions reinvested in additional shares of the Company’s common stock.

The following table reflects the sources of the cash distributions that the Company declared and, in some instances, paid on its common stock during the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
	(dollars in thousands)
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Net realized income from operations (before waiver of incentive fees)	$6,757	49.7%	$4,953	35.9%
Distributions in excess of net realized income from operations (1)	6,849	50.3	8,850	64.1
Total	$13,606	100.0%	$13,803	100.0%

(1)
Includes adjustments made to GAAP-basis net investment income to arrive at taxable income available for distributions. See Note 8 — Taxable Income for the sources of the Company’s cash distributions on a tax basis.

The Company may fund its cash distributions from all sources of funds legally available, including stock offering proceeds, if any, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to it on account of preferred and common equity investments in portfolio companies, and fee waivers from its Advisers. The Company has not established limits on the amount of funds that the Company may use from legally available sources to make distributions. The Company expects that for the foreseeable future, a portion of the distributions may be paid from sources other than net realized income from operations, which may include stock offering proceeds, if any, borrowings, and fee waivers from the Advisers. See Note 10 — Related Party Transactions and Arrangements — Advisory Agreements and Conditional Fee Waiver and Expense Reimbursement Waivers.

The Company’s distributions may exceed its earnings and, as a result, a portion of the distributions it makes may represent a return of capital for U.S. federal income tax purposes. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.

Note 8 – Taxable Income

The Company has elected to be treated for U.S. federal income tax purposes as a RIC. As a RIC, the Company generally will not incur corporate-level U.S. federal income taxes on net ordinary income or capital gains that the Company timely distributes each taxable year as dividends to its stockholders. To qualify as a RIC in any taxable year, the Company must, among other things, satisfy certain source-of-income and asset diversification requirements. In addition, the Company must distribute an amount in each taxable year generally at least equal to 90% of its investment company taxable income, determined without regard to any deduction for dividends paid, in order to maintain its ability to be subject to taxation as a RIC. As a part of maintaining its RIC status, undistributed taxable income (subject to a 4% nondeductible, U.S. federal excise tax) pertaining to a given taxable year may be distributed up to 12 months subsequent to the end of that taxable year, provided such distributions are declared prior to the later of eight-and-one-half months after the close of the taxable year in which such taxable income was generated or the extended due date for the timely filing of the tax return related to the tax year in which such taxable income was generated and paid to the shareholders in the 12-month period following the close of such taxable year and not later than the date of the first dividend payment of the same type of dividend made after such declaration. For the taxable year ended December 31, 2017, the Company distributed $14.9 million, or $0.187394 per share, of its taxable income in 2018, prior to the filing of its U.S. federal income tax return for its 2017 taxable year. As a result, the Company was subject to a 4% nondeductible, U.S. federal excise tax liability of approximately $542,000. For the taxable year ended December 31, 2018, the Company distributed $20.5 million, or $0.260865 per share, of its taxable income in 2019, prior to filing of its U.S. federal income tax return for its 2018 taxable year. As a result, the Company was subject to a 4% nondeductible, U.S. federal excise tax liability of approximately $766,000.

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes, which provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the Company’s financial statements is the largest benefit or expense that has a greater than 50% likelihood of being realized upon its ultimate settlement with the relevant tax authority. Positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits, if any, in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. Management has analyzed the Company’s tax positions, and has concluded that there were no material uncertain income tax positions through March 31, 2019. The Company identifies its major tax jurisdiction as the United States, and the Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next 12 months. Tax returns for the 2015 through 2017 taxable years remain subject to examination by U.S. federal and most state tax authorities.

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

Listed below is a reconciliation of “Net increase (decrease) in net assets resulting from operations” to taxable income and to total distributions declared to common stockholders for the three months ended March 31, 2019 and 2018 (dollars in thousands).

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018

Net increase in net assets resulting from operations	$18,820	$15,557
Net change in unrealized (appreciation) depreciation	(12,063)	(10,604)
Income tax provision	58	102
Pre-tax book loss not consolidated for tax purposes	5,255	8,236
Book income and tax income differences, including debt origination, structuring fees, dividends, realized gains and changes in estimates	224	39
Estimated taxable income (1)	12,294	13,330

Taxable income earned in prior year and carried forward for distribution in current year	20,574	15,005

Taxable income earned prior to period end and carried forward for distribution next period	(23,935)	(19,289)
Dividend accrued as of period end and paid-in the following period	4,673	4,757
Taxable income earned to be carried forward	$(19,262)	$(14,532)

Total distributions accrued or paid to common stockholders	$13,606	$13,803

(1)
The Company’s taxable income for each period is an estimate and will not be finally determined until the Company files its tax return for each year. Therefore, the final taxable income, and the taxable income earned in each period and carried forward for distribution in the following period, may be different than this estimate.

The income tax expense, or benefit, and the related tax assets and liabilities generated by HMS Equity Holding and HMS Equity Holding II, if any, are reflected in the Company’s Condensed Consolidated Financial Statements. For the three months ended March 31, 2019 and 2018, the Company recognized a net income tax (benefit) provision of $58,000 and $102,000, respectively, related to deferred taxes (benefit) of $1.1 million and $4.3 million, respectively, and other taxes (benefit) of $58,000 and $102,000, respectively, offset by a valuation allowance of $(1.1) million and $(4.3) million, respectively. For the three months ended March 31, 2019 and 2018, the other taxes (benefit) included $58,000 and $102,000, respectively, related to accruals for state and other taxes.

As of March 31, 2019, the cost basis of the Company’s portfolio investments for tax purposes was $1.1 billion, with such investments having an estimated net unrealized depreciation of $3.3 million, composed of gross unrealized appreciation of $42.1 million and gross unrealized depreciation of $45.4 million. As of December 31, 2018, the cost basis of investments for tax purposes was $1.1 billion, with such investments having an estimated net unrealized depreciation of $151 million, composed of gross unrealized appreciation of $37.5 million and gross unrealized depreciation of $52.6 million.

The net deferred tax assets at both March 31, 2019 and December 31, 2018 was $0, primarily related to loss carryforwards, timing differences in net unrealized depreciation of portfolio investments, and basis differences of portfolio investments held by HMS

Equity Holding and HMS Equity Holding II offset by a valuation allowance. Based on HMS Equity Holding’s and HMS Equity Holding II’s short operating history, management believes it is more likely than not that there will be inadequate profits in HMS Equity Holding and HMS Equity Holding II against which the deferred tax assets can be offset. Accordingly, the Company recorded a full valuation allowance against such deferred tax assets.

The following table sets forth the significant components of net deferred tax assets and liabilities as of March 31, 2019 and December 31, 2018 (amounts in thousands):

	March 31, 2019	December 31, 2018
Deferred tax assets:
Net operating loss carryforwards	$1,632	$1,861
Foreign tax credit carryforwards	10	10
Capital loss carryforwards	12,502	10,696
Net basis differences in portfolio investments	—	—
Net unrealized depreciation of portfolio investments	—	—
Total deferred tax assets	14,144	12,567
Deferred tax liabilities:
Net basis differences in portfolio investments	(1,813)	(1,540)
Net unrealized appreciation of portfolio investments	(3,936)	(3,693)
Other	—	—
Total deferred tax liabilities	(5,749)	(5,233)
Valuation allowance	(8,395)	(7,334)
Total net deferred tax assets (liabilities)	$—	$—

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

For federal income tax purposes, the net operating loss carryforwards generated prior to December 31, 2017 expire in various taxable years from 2034 through 2037. Under the TCJA, any net operating losses generated in 2018 and future periods will have an indefinite carryforward. The net capital loss carryforwards of the Company expire in taxable years 2020 and 2023. The timing and manner in which HMS Equity Holding and HMS Equity Holding II will utilize any net loss carryforwards in such taxable years, or in total, may be limited in the future under the provisions of the Code.

For the years ending December 31, 2018, 2017 and 2016, respectively, the tax characteristics of distributions paid to shareholders were as follows (amounts in thousands):

	Year Ended December 31,
Tax Characteristics of Distributions	2018		2017		2016

Ordinary income	$50,274	90.56%	$52,473	96.43%	$44,848	93.90%
Capital gain distributions	5,238	9.44	1,941	3.57	2,913	6.10
Total distributions	$55,512	100.00%	$54,414	100.00%	$47,761	100.00%

The determination of the tax attributes of the Company’s distributions is made annually at the end of the Company’s taxable year based upon the Company’s taxable income for the full taxable year and distributions paid for the full taxable year. Therefore, a determination made on an interim basis may not be representative of the actual tax attributes of distributions for a full year. If the Company had determined the tax attributes of its distributions taxable year-to-date as of March 31, 2019, 100% would be from its current and accumulated earnings and profits. However, there can be no certainty to stockholders that this determination is representative of what the actual tax attributes of the Company’s anticipated fiscal and taxable years ending December 31, 2019 distributions to stockholders will be. The actual tax characteristics of distributions to stockholders will be reported to the Internal Revenue Service and stockholders subject to information reporting shortly after the close of each calendar year on Form 1099-DIV.

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

Note 9 – Supplemental Cash Flow Disclosures

Listed below are the supplemental cash flow disclosures for the three months ended March 31, 2019 and 2018 (dollars in thousands):

Supplemental Disclosure of Cash Flow Information	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Cash paid for interest	$6,675	$4,779
Cash paid for income taxes	924	463

Supplemental Disclosure of Non-Cash Flow Information
Stockholder distributions declared and unpaid	4,673	4,757
Stockholder distributions reinvested	6,366	6,929
Unpaid deferred financing costs	7	—

Note 10 — Related Party Transactions and Arrangements

Advisory Agreements and Conditional Fee and Expense Reimbursement Waivers

The Company and the Advisers entered into conditional income incentive fee waiver agreements (the “2016-2018 Conditional Income Incentive Fee Waiver Agreements”), most recently on March 4, 2019, pursuant to which, for a period from January 1, 2016 through December 31, 2018, the Advisers would waive payments in respect of the “subordinated incentive fee on income,” as such term is defined in the Investment Advisory Agreement, upon the occurrence of any event that, in the Advisers’ sole discretion, causes such waiver to be deemed necessary. The 2016-2018 Conditional Income Incentive Fee Waiver Agreements may require the Company to repay base management fees or incentive fees previously waived by the Advisers under certain circumstances and to the extent eligible for repayment.

Previously waived fees are potentially subject to repayment by the Company, if at all, within a period not to exceed three years from the date of each respective fee waiver. Thus, in any quarter where a surplus exists and the conditions described below are satisfied, the surplus will be available, subject to approval of the Company’s board of directors, to reimburse waived fees. Reimbursement of previously waived fees will only be permitted if the operating expense ratio is equal to or less than the operating expense ratio at the time the corresponding fees were waived and if the annualized rate of regular cash distributions to stockholders is equal to or greater than the annualized rate of the regular cash distributions at the time the corresponding fees were waived.

For each of the three months ended March 31, 2019 and 2018, the Company incurred base management fees of approximately $5.7 million and subordinated incentive fees on income of $1.4 million and $0, respectively. For each of the three months ended March 31, 2019 and 2018, the Company did not incur any capital gains incentive fees.

For the three months ended March 31, 2019 and 2018, the Company did not record an accrual for any previously waived fees. Any future reimbursement of previously waived fees to the Advisers will not be accrued until the reimbursement of the waived fees becomes probable and estimable, which will be upon approval of the Company’s board of directors. To date, none of the previously waived fees has been approved by the Company’s board of directors for reimbursement.

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

	Management Fee (1)		Subordinated Incentive Fee (1)
Quarter Ended	Waivers	Repaid to Adviser (2)	Waivers	Repaid to Adviser (2)	Operating Expense Ratio (3)	Annualized Distribution Rate (4)	Eligible to be Repaid Through (5)
6/30/2016	$—	$—	$—	$—	1.76%	$0.70	6/30/2019
9/30/2016	$—	$—	$—	$—	1.73%	$0.70	9/30/2019
12/31/2016	$—	$—	$26	$—	1.68%	$0.70	12/31/2019
3/31/2017	$—	$—	$1,396	$—	1.68%	$0.70	3/31/2020
6/30/2017	$—	$—	$246	$—	1.67%	$0.70	6/30/2020
9/30/2017	$—	$—	$—	$—	1.91%	$0.70	9/30/2020
12/31/2017	$—	$—	$—	$—	1.82%	$0.70	12/31/2020
3/31/2018	$—	$—	$—	$—	1.80%	$0.70	3/31/2021
6/30/2018	$—	$—	$—	$—	1.96%	$0.70	6/30/2021
9/30/2018	$—	$—	$2,535	$—	2.01%	$0.70	9/30/2021
12/31/2018	$—	$—	$798	$—	2.32%	$0.70	12/31/2021

(1)	Fees waived pursuant to the 2016-2018 Conditional Income Incentive Fee Waiver Agreements.

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

(5)
Prior to March 31, 2016, the Advisers waived total management fees of $2.8 million, total subordinated incentive fees of $2.5 million and total capital gain incentive fees of $8,000. Due to the passage of time, such waived fees are not eligible for repayment under the applicable fee waiver agreements.

Pursuant to the Investment Advisory Agreement and Sub-Advisory Agreement, the Company is required to pay or reimburse the Advisers for administrative services expenses, which include all costs and expenses related to the Company’s day-to-day administration and management not related to advisory services, whether such administrative services were performed by a third party service provider or affiliates of the Advisers (“Internal Administrative Services”). The Advisers do not earn any profit under their provision of administrative services to the Company. For the three months ended March 31, 2019 and 2018, the Company incurred, and the Advisers waived the reimbursements of, Internal Administrative Services expenses of approximately $758,000 and $804,000, respectively. The Company and the Advisers entered into an expense support and conditional reimbursement agreement, as amended from time to time, which extends the period for waiver of reimbursement of Internal Administrative Services expenses accrued pursuant to the Investment Advisory Agreement and the Sub-Advisory Agreement through June 30, 2019. Since inception, the Advisers waived the reimbursement of total Internal Administrative Services expenses of $13.8 million. Waived Internal Administrative Services expenses are not subject to future reimbursement.

The table below outlines fees incurred and expense reimbursements payable to the Adviser, the Sub-Adviser and their respective affiliates for the three months ended March 31, 2019 and 2018 and amounts unpaid as of March 31, 2019 and December 31, 2018 (dollars in thousands).

	Incurred		Unpaid as of
	Three Months Ended March 31,		March 31, 2019	December 31, 2018
Type and Recipient	2019	2018
Offering Costs - the Adviser, Sub-Adviser	$95	$103	$—	$—
Other (2) - the Adviser	204	176	105	57
Selling Commissions - Dealer Manager	—	—	—	—
Dealer Manager Fee - Dealer Manager	—	—	—	—
Due to Affiliates			$105	$57

Base Management Fees - the Adviser, Sub-Adviser	5,726	5,694	$5,726	$5,854
Incentive Fees on Income - the Adviser, Sub-Adviser (1)	1,399	—	1,399	—
Base Management and Incentive Fees Payable			$7,125	$5,854

(1)	Net of amounts waived by the Advisers.

(2)	Includes amounts the Adviser paid on behalf of the Company such as general and administrative services expenses.

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

As of March 31, 2019, the Company has reimbursed the Advisers approximately $12.3 million since inception for offering costs. As of March 31, 2019, the Advisers carried a balance of approximately $993,000 for offering costs incurred on the Company’s behalf, net of reimbursement payments from the Company.

Note 11 – Share Repurchase Plan

Since inception of the share repurchase program in 2015, the Company has funded the repurchase of $77.8 million in shares of common stock. For the three months ended March 31, 2019 and 2018, the Company funded $6.6 million and $9.4 million, respectively, for shares of common stock tendered for repurchase under the plan approved by the board of directors.

For the Quarter Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered that were Repurchased	Repurchase Price per Share	Aggregate Consideration for Repurchased Shares
March 31, 2019	February 28, 2019	820,174.35	56.1%	$7.99	$6,553,193

Note 12 – Commitments and Contingencies

As of March 31, 2019, the Company had a total of approximately $45.1 million in outstanding commitments comprising (i) 33 commitments to fund revolving loans that had not been fully drawn or term loans that had not been funded and (ii) four capital commitments that had not been fully called. The Company recognized unrealized appreciation of approximately $265,000 on the outstanding unfunded loan commitments and no unrealized appreciation or depreciation on the outstanding unfunded capital commitments during the three months ended March 31, 2019. As of December 31, 2018, the Company had a total of approximately $62.5 million in outstanding commitments comprising (i) 36 commitments to fund revolving loans that had not been fully drawn or term loans that had not been funded and (ii) four capital commitments that had not been fully called. The Company recognized unrealized depreciation of $132,000 on the outstanding unfunded loan commitments and no unrealized appreciation or depreciation on the outstanding unfunded capital commitments during the year ended December 31, 2018.

	Commitments and Contingencies
	(dollars in thousands)
	March 31, 2019	December 31, 2018
Unfunded Loan Commitments
Adams Publishing Group, LLC	$985	$1,735
American Nuts, LLC	281	1,266
Apex Linen Services, Inc.	403	403
Arcus Hunting, LLC	1,374	904
ASC Ortho Management Company, LLC	750	750
BarFly Ventures, LLC	—	123
BBB Tank Services	100	200
BigName Holdings, LLC	29	29
Boccella Precast Products, LLC	500	500
Centre Technologies Holdings, LLC	600	—
Chamberlin HoldCo, LLC	400	400
Charps, LLC	1,000	1,000
Clad-Rex Steel, LLC	—	100
CTVSH, PLLC	200	200
Direct Marketing Solutions, Inc.	400	400
DTE Enterprises, LLC	750	750
Dynamic Communities, LLC	250	250
Gamber-Johnson Holdings, LLC	300	300

	Commitments and Contingencies
	(dollars in thousands)
	March 31, 2019	December 31, 2018
Unfunded Loan Commitments
GRT Rubber Technologies, LLC	$3,259	$4,125
Guerdon Modular Holdings, Inc.	400	400
Hawk Ridge Systems, LLC	—	400
HDC/HW Intermediate Holdings, Inc.	180	180
Hoover Group, Inc.	1,450	2,375
HW Temps LLC	200	200
Implus Footcare, LLC	—	44
Independent Pet Partners Intermediate Holdings, LLC	12,888	22,244
Jacent Strategic Merchandising, LLC	441	—
KMC Acquisition, LLC	500	500
Laredo Energy VI, LP	1,750	—
Market Force Information, Inc.	260	350
Meisler Operating, LLC	400	400
Mystic Logistics Holdings, LLC	200	200
New Era Technology, Inc.	479	479
NexRev, LLC	1,000	1,000
NuStep, LLC	300	300
SI East , LLC	2,500	2,500
Tedder Acquisition, LLC	180	180
Volusion LLC	—	1,961
Wireless Vision Holdings, LLC	—	693
Unfunded Capital Commitments
Brightwood Capital Fund III, LP	1,000	1,000
Brightwood Capital Fund IV, LP	5,000	8,000
Copper Trail Energy Fund I LP	1,694	1,754
Freeport Financial Funds	2,744	3,942
Total	$45,147	$62,537

Note 13 – Subsequent Events

On April 12, 2019, the Company filed a tender offer statement on Schedule TO with the SEC to commence an offer by the Company to purchase, as approved by its board of directors, an estimated 796,617.07 shares of the Company’s issued and outstanding common stock up to approximately $6.4 million. The offer is for cash at a purchase price equal to the NAV per share to be determined within 48 hours of the repurchase date.

On May 8, 2019, HMS-ORIX Holdings I LLC, a wholly owned subsidiary of HMS-ORIX, which holds all of the investments in broadly-syndicated loans held by HMS-ORIX, was merged (the “HMS-ORIX Holdings Merger”) into Mariner CLO 7, Ltd., an exempted company incorporated under the laws of the Cayman Islands (“Mariner CLO”). In connection with the HMS-ORIX Holdings Merger, HMS-ORIX made certain distributions to its members. The Company used the cash proceeds it received from the HMS-ORIX Holdings Merger to purchase an aggregate principal amount of approximately $25.9 million of the “Subordinated Notes” due in 2032 issued by Mariner CLO in connection with an offering of $405.9 million aggregate principal amount of notes (the “CLO Offering”). The CLO Offering’s Subordinated Notes are unsecured obligations of Mariner CLO, junior to the secured notes, and distributions to the holders of the Subordinated Notes will be made solely from distributions on the collateral held by Mariner CLO after all other payments required to be made to the holders of the secured notes have been made. The collateral for the notes issued by the Mariner CLO consists primarily of senior secured floating rate leveraged loans made to corporate and other business entities.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is based on the condensed consolidated financial statements as of March 31, 2019 (unaudited) and December 31, 2018 and for the three months ended March 31, 2019 and 2018. Amounts as of December 31, 2018 included in the unaudited condensed consolidated financial statements have been derived from the Company’s audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, as well as the audited consolidated financial statements, notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K (as amended) for the year ended December 31, 2018. Capitalized terms used in this Item 2 have the same meaning as in the accompanying condensed consolidated financial statements in Item 1 unless otherwise defined in this Report.

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

Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Part II-Item 1A. Risk Factors” and elsewhere in this Report and set forth in our annual report on Form 10-K (as amended) for the year ended December 31, 2018. Other factors that could cause actual results to differ materially include:

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

We previously registered for sale up to 150,000,000 shares of common stock pursuant to a registration statement on Form N-2 (File No. 333-178548) which was initially declared effective by the SEC on June 4, 2012 (the “Initial Offering”). The Initial Offering terminated on December 1, 2015. We raised approximately $601.2 million in the Initial Offering, including proceeds from the dividend reinvestment plan of approximately $22.0 million. We also registered for sale up to $1,500,000,000 worth of shares of common stock (the “Offering”) pursuant to a new registration statement on Form N-2 (File No. 333-204659), as amended. With the approval of our board of directors, we closed the Offering to new investors effective September 30, 2017. Through March 31, 2019, we raised approximately $217.6 million in the Offering, including proceeds from the distribution reinvestment plan of approximately $85.9 million.

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

As part of our Other Portfolio investments, we co-invest in broadly-syndicated loans with ORIX Funds Corp. (“Orix”) through our investment in HMS-ORIX, which is organized as a Delaware limited liability company. Pursuant to the terms of the limited liability company agreement and through representation on the HMS-ORIX Board of Managers, we and Orix each have 50% voting control of HMS-ORIX and together will agree on all portfolio and investment decisions as well as all other significant actions for HMS-ORIX. We do not operationally control HMS-ORIX, and, accordingly, we do not consolidate the operations of HMS-ORIX within our consolidated financial statements. Please see “Financial Condition, Liquidity and Capital Resources — Recent Developments and Subsequent Events” for information regarding transaction involving HMS-ORIX.

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

As of March 31, 2019, we had investments in 44 Middle Market debt investments, 49 Private Loan debt investments, 38 LMM debt investments, 40 LMM equity investments, six Middle Market equity investments, 16 Private Loan equity investments and eight Other Portfolio investments with an aggregate fair value of approximately $1,110.1 million, a cost basis of approximately $1,113.5 million and a weighted average effective annual yield of approximately 9.6%. The weighted average annual yield was calculated using the effective interest rates for all investments at March 31, 2019, including accretion of original issue discount and amortization of premium to par value, the amortization of fees received in connection with transactions, and assumes zero yield for investments on non-accrual status. Approximately 80.1% and 8.8% of our total portfolio investments (at fair value, excluding our Other Portfolio investments) were secured by first priority liens and second priority liens, respectively, on portfolio company assets with the remainder in unsecured debt investments and equity investments.

The level of new portfolio investment activity will fluctuate from period to period based upon our view of the current economic fundamentals, our ability to identify new investment opportunities that meet our investment criteria and our ability to close on the identified transactions. The level of new investment activity and associated interest and fee income will directly impact future investment income. While we intend to grow our investment income over the long-term, our operating results may be more limited during depressed economic periods. However, we intend to appropriately manage our cost structure and liquidity position based on applicable economic conditions and our investment outlook. The level of realized gains or (losses) and unrealized appreciation or (depreciation) will also fluctuate depending upon portfolio activity and the performance of our individual portfolio companies. The changes in realized gains and (losses) and unrealized appreciation or (depreciation) could have a material impact on our operating results.

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

Base Management Fee, Incentive Fee Waiver Agreements and Administrative Services Expense Reimbursement Waiver Agreements

From time to time, our Advisers may waive certain fees and expense reimbursements accrued under the Investment Advisory Agreement and the Sub-Advisory Agreement, as applicable. Under certain circumstances, we may reimburse such waived fees within three years from the date of each respective fee reimbursement waiver. See Note 10 — Related Party Transactions and Arrangements — Advisory Agreements and Conditional Fee and Expense Reimbursement Waivers to our condensed consolidated financial statements included elsewhere in this Report for additional information on our fee and expense reimbursement waivers.

CRITICAL ACCOUNTING POLICIES

Each of our critical accounting policies involves the use of estimates that require management to make assumptions that are subjective in nature. Management relies on its experience, collects historical and current market data, and analyzes these assumptions in order to arrive at what it believes to be reasonable estimates. In addition, application of these accounting policies involves the exercise of judgments regarding assumptions as to future uncertainties. Actual results could materially differ from these estimates. A disclosure of our critical accounting policies is included in our Annual Report on Form 10-K (as amended) for the year ended December 31, 2018 in Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no changes to our critical accounting policies during 2019, except to the extent described below.

Basis of Presentation and Consolidation

Our condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and accounting principles generally accepted in the United States of America and include the accounts of our wholly owned consolidated subsidiaries: HMS Funding I LLC (“HMS Funding”), HMS Equity Holding, LLC (“HMS Equity Holding”), HMS Equity Holding II, Inc. (“HMS Equity Holding II”), HMS California Holdings LP (“HMS California Holdings”) and HMS California Holdings GP LLC (“HMS California Holdings GP”). All intercompany accounts and transactions have been eliminated in consolidation. Under Topic 946, Financial Services - Investment Companies of the Accounting Standards Codification, as amended (the “ASC”), of the Financial Accounting Standards Board (“FASB”), we are precluded from consolidating portfolio company investments, including those in which we have a controlling interest, unless the portfolio company is a wholly owned investment company. An exception to this general principle occurs if we own a controlled operating company whose purpose is to provide services to us such as an investment adviser or transfer agent. None of our investments qualify for this exception. Therefore, our portfolio company investments, including those in which we have a controlling interest, are carried on the Consolidated Balance Sheet at fair value with changes to fair value recognized as “Net Change in Unrealized Appreciation (Depreciation) on Investments” on the Consolidated Statements of Operations until the investment is realized, usually upon exit, resulting in any gain or loss on exit being recognized as a realized gain or loss. However, in the event that any controlled subsidiary exceeds the tests of significance set forth in Rules 3-09 or 4-08(g) of Regulation S-X, we will include required financial information for such subsidiary in the notes or as an attachment to our condensed consolidated financial statements.

PORTFOLIO INVESTMENT COMPOSITION

Our Middle Market portfolio investments primarily consist of direct or secondary purchases of interest-bearing debt securities in companies that are generally larger in size than the LMM companies included in our LMM portfolio. While our Middle Market debt investments are generally secured by a first priority lien, 16.5% of the fair value of our Middle Market portfolio, as of March 31, 2019, is secured by second priority liens.

As of March 31, 2019, LMM portfolio consists of debt investments secured by a first priority lien (61.8% of the total fair value of the LMM portfolio) on the assets of the portfolio companies and equity investments (38.2% of the total fair value of the LMM portfolio) in privately held LMM companies. The LMM debt investments generally mature between five and seven years from the original investment date. The LMM equity investments represent an equity position or the right to acquire an equity position through warrants.

As of March 31, 2019, Private Loan portfolio primarily consists of debt investments secured by first and second priority liens (87.5% and 6.0% of the total fair value of the Private Loan portfolio, respectively) on the assets of the portfolio companies, unsecured debt investments (2.6% of the total fair value of the Private Loan portfolio) and equity investments (3.9% of the total fair value of the Private Loan portfolio) in Private Loan companies. The Private Loan debt investments typically have stated terms between three and seven years from the original investment date. The Private Loan equity investments represent an equity position or the right to acquire an equity position through warrants.

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

During the three months ended March 31, 2019, we funded investment purchases of approximately $34.2 million and had one investment under contract to purchase as of March 31, 2019 for an aggregate purchase price of approximately $1.8 million, which settled or was scheduled to settle after March 31, 2019. We also received proceeds from sales and repayments of existing portfolio investments of approximately $39.0 million, including $24.9 million in sales. Additionally, we had one investment under contract to sell as of March 31, 2019, for approximately $809,000, which represented the contract sales price. The combined result of these transactions decreased our portfolio, on a cost basis, by approximately $8.2 million, or 0.7%, and the number of portfolio investments by 1 or 0.5%, compared to the portfolio as of December 31, 2018. As of March 31, 2019, the largest investment in an individual portfolio company represented approximately 2.6% of our portfolio’s fair value, with remaining investments in any individual portfolio company ranging from 0.0% to 2.3%. The average investment in our portfolio is approximately $5.5 million or 0.5% of our total portfolio as of March 31, 2019. Our portfolio extends across individual portfolio investments, geographic regions, and industries. Further, our total portfolio’s investment composition (excluding our Other Portfolio investments) at fair value comprises 80.1% first lien debt securities and 8.8% second lien debt securities, with the remainder in unsecured debt investments and equity investments. First lien debt securities have priority over subordinated debt owed by the issuer with respect to the collateral pledged as security for the loan. Due to the relative priority of payment of first lien investments, these generally have lower yields than lower priority, less secured investments.

During the three months ended March 31, 2018, we made investment purchases of approximately $181.8 million and had six investments under contract to purchase as of March 31, 2018 for an aggregate purchase price of approximately $19.4 million, which settled after March 31, 2018. We also received proceeds from sales and repayments of existing portfolio investments of approximately $133.0 million including $91.6 million in sales and had four investments under contract to sell as of March 31, 2018 for approximately $28.6 million, which represented the contract sales price.

The result of these transactions further diversified our geographic and industry concentrations and based upon our investment rating system, which is described further below, the weighted average rating of our LMM was approximately 2.5 as of both March 31, 2019 and December 31, 2018. See “Portfolio Asset Quality” below for a description of the system used to rate our investments. Lastly, the overall weighted average effective yield on our investment portfolio increased from 9.5% as of December 31, 2018 to 9.6% as of March 31, 2019.

Summaries of the composition of our total investment portfolio at cost and fair value are shown in the following tables (this information excludes Other Portfolio investments):

	March 31, 2019				December 31, 2018
Cost:	LMM	Private Loan	Middle Market	Total	LMM	Private Loan	Middle Market	Total
First Lien Secured Debt	70.4%	87.9%	80.5%	81.7%	70.4%	87.3%	81.8%	82.0%
Second Lien Secured Debt	—	5.9	16.8	9.3	—	6.2	15.8	9.2
Unsecured Debt	—	2.6	0.4	1.2	—	2.6	0.2	1.1
Equity	29.0	3.4	2.3	7.7	28.9	3.7	2.2	7.5
Equity warrants	0.6	0.2	—	0.1	0.7	0.2	—	0.2
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	March 31, 2019				December 31, 2018
Fair Value:	LMM	Private Loan	Middle Market	Total	LMM	Private Loan	Middle Market	Total
First Lien Secured Debt	61.8%	87.5%	82.1%	80.1%	62.1%	87.1%	82.9%	80.3%
Second Lien Secured Debt	—	6.0	16.5	8.8	—	6.3	15.6	8.9
Unsecured Debt	—	2.6	0.4	1.2	—	2.5	0.2	1.1
Equity	37.7	3.7	1.0	9.7	37.4	3.9	1.3	9.5
Equity warrants	0.5	0.2	—	0.2	0.5	0.2	—	0.2
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

For the tables showing our total investment portfolio composition by geographic region and by industry, see Note 3 — Fair Value Hierarchy for Investments — Portfolio Investment Composition to our condensed consolidated financial statements included elsewhere in this Report.

Investment in HMS-ORIX

We co-invest in broadly-syndicated loans with Orix through our investment in HMS-ORIX, which is organized as a Delaware limited liability company. Pursuant to the terms of the limited liability company agreement and through representation on the HMS-ORIX Board of Managers, we and Orix each have 50% voting control of HMS-ORIX and together will agree on all portfolio and investment decisions as well as all other significant actions for HMS-ORIX. We do not have sole control of significant actions of HMS-ORIX, and, accordingly, we do not consolidate the operations of HMS-ORIX within our consolidated financial statements. As of March 31, 2019, we and Orix have committed to provide, and have funded, an aggregate of $50.0 million of equity to HMS-ORIX, $30.0 million (60% of the equity) from us and $20.0 million (40% of the equity) from Orix.

As of March 31, 2019 and December 31, 2018, HMS-ORIX had total assets of $176.0 million and $162.5 million, respectively, and HMS-ORIX’s portfolio consisted of 114 and 107 broadly-syndicated loans, respectively, all of which were secured by first-priority liens, generally in industries similar to those in which we may directly invest. As of March 31, 2019, there were no loans in HMS-ORIX’s portfolio that were on non-accrual status.

On April 5, 2017, HMS-ORIX closed on a $100.0 million credit facility with Bank of America, N.A.(the “Initial HMS-ORIX Credit Facility”). The Initial HMS-ORIX Credit Facility had a maturity date of April 5, 2020, and borrowings under the facility accrued interest at a rate equal to LIBOR plus 1.65% per annum.

On November 20, 2018, HMS-ORIX closed on a $170.0 million credit facility with Citibank, N.A. (the “Refinanced HMS-ORIX Credit Facility”). The proceeds from the Refinanced HMS-ORIX Credit Facility were used to pay off the outstanding balance on the Initial HMS-ORIX Credit Facility, which was subsequently terminated. The reinvestment period for the Refinanced HMS-ORIX Credit Facility is scheduled to expire on September 6, 2019, and the maturity date is nine months after expiration of the reinvestment period (unless terminated earlier pursuant to the terms of the Refinanced HMS-ORIX Credit Facility). Borrowings under the Refinanced HMS-ORIX Credit Facility bear interest at a rate equal to the three-month LIBOR plus 1.15%. As of March 31, 2019 and December 31, 2018, $123.1 million and $98.8 million, respectively, were outstanding under this facility. Borrowings under the facility are secured by substantially all of the assets of HMS-ORIX. If we were to include our pro-rata share of the borrowings under the HMS-ORIX credit facility as leverage on our balance sheet as of March 31, 2019, our asset coverage ratio as of such date would have been 210%.

The following table presents a summary of HMS-ORIX’s portfolio as of March 31, 2019 and December 31, 2018 (dollars in thousands):

	As of March 31, 2019	As of December 31, 2018

Total debt investments (1)	$170,325	$165,025
Weighted average effective yield on loans(2)	5.91%	5.82%
Largest loan to a single borrower(1)	$3,452	$3,461
Total of 10 largest loans to borrowers(1)	$30,228	$30,430
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

The following table presents a listing of HMS-ORIX’s individual loan investments as of March 31, 2019:

HMS-ORIX
Loan Portfolio
As of March 31, 2019
(dollars in thousands)
Portfolio Company	Industry	Type of Investment	Principal	Cost	Fair Value

Acrisure, LLC	Insurance	LIBOR (2 months) + 4.25%, Current Coupon 6.88%, Secured Debt (Maturity - November 22, 2023)	$2,486	$2,482	$2,478
Advantage Sales & Marketing Inc.	Commercial Services and Supplies	LIBOR (1 month) + 3.25%, Current Coupon 5.75%, Secured Debt (Maturity - July 23, 2021)	1,965	1,914	1,701
Air Medical Group Holdings, Inc.	Healthcare Providers and Services	LIBOR (1 month) + 3.25%, Current Coupon 5.74%, Secured Debt (Maturity - April 28, 2022)	1,965	1,956	1,875
AlixPartners, LLP	Professional Services	LIBOR (3 months) + 2.75%, Current Coupon 5.25%, Secured Debt (Maturity - April 4, 2024)	990	990	988
American Seafoods Group LLC	Food Products	Prime + 1.75%, Current Coupon 7.25%, Secured Debt (Maturity - August 21, 2023)	1,435	1,428	1,422
Ancestry.com Operations Inc.	Internet Software and Services	LIBOR (1 month) + 3.25%, Current Coupon 5.75%, Secured Debt (Maturity - October 19, 2023)	1,293	1,306	1,291
Arch Coal, Inc.	Metals and Mining	LIBOR (1 month) + 2.75%, Current Coupon 5.25%, Secured Debt (Maturity - March 7, 2024)	1,960	1,967	1,962
Asurion, LLC	Insurance	LIBOR (1 month) + 3.00%, Current Coupon 5.50%, Secured Debt (Maturity - November 3, 2023)	1,258	1,258	1,256
		LIBOR (1 month) + 3.00%, Current Coupon 5.50%, Secured Debt (Maturity - November 4, 2024)	323	321	322
			1,581	1,579	1,578
Atkore International, Inc.	Electric Equipment, Instruments and Components	LIBOR (3 months) + 2.75%, Current Coupon 5.36%, Secured Debt (Maturity - December 22, 2023)	2,887	2,905	2,866
Barracuda Networks	Internet Software and Services	LIBOR (3 months) + 3.25%, Current Coupon 5.74%, Secured Debt (Maturity - February 12, 2025)	997	972	992
Bass Pro Group, LLC	Specialty Retail	LIBOR (3 months) + 5.00%, Current Coupon 7.50%, Secured Debt (Maturity - September 25, 2024)	1,970	1,926	1,945
Bausch Health Companies Inc.	Healthcare Providers and Services	LIBOR (1 month) + 3.00%, Current Coupon 5.48%, Secured Debt (Maturity - June 2, 2025)	1,347	1,353	1,344
BCP Renaissance Parent L.L.C.	Oil, Gas and Consumable Fuels	LIBOR (3 months) + 3.50%, Current Coupon 6.24%, Secured Debt (Maturity - October 31, 2024)	596	597	595

HMS-ORIX
Loan Portfolio
As of March 31, 2019
(dollars in thousands)
Portfolio Company	Industry	Type of Investment	Principal	Cost	Fair Value

Boxer Parent Company, Inc.	Software	LIBOR (3 months) + 4.25%, Current Coupon 6.85%, Secured Debt (Maturity - October 2, 2025)	$2,793	$2,767	$2,751
Boyd Gaming Corporation	Hotel, Restaurant and Leisure	LIBOR (1 week) + 2.25%, Current Coupon 4.66%, Secured Debt (Maturity - September 15, 2023)	1,247	1,206	1,239
Builders FirstSource, Inc.	Building Products	LIBOR (1 month) + 3.00%, Current Coupon 5.60%, Secured Debt (Maturity - February 29, 2024)	2,940	2,936	2,867
Caesars Resort Collection, LLC	Hotel, Restaurant and Leisure	LIBOR (1 month) + 2.75%, Current Coupon 5.25%, Secured Debt (Maturity - December 23, 2024)	1,244	1,208	1,234
Calpine Corporation	Independent Power and Renewable Electricity Provider	LIBOR (3 months) + 2.50%, Current Coupon 5.11%, Secured Debt (Maturity - January 15, 2023)	1,964	1,971	1,963
CareerBuilder	Internet Software and Services	LIBOR (3 months) + 6.75%, Current Coupon 9.35%, Secured Debt (Maturity - July 31, 2023)	1,449	1,449	1,451
CDS U.S. Intermediate Holdings, Inc.	Hotel, Restaurant and Leisure	LIBOR (1 month) + 3.75%, Current Coupon 6.25%, Secured Debt (Maturity - July 8, 2022)	970	972	904
CenturyLink Inc.	Diversified Telecommunication Services	LIBOR (1 month) + 2.75%, Current Coupon 5.25%, Secured Debt (Maturity - January 31, 2025)	995	942	979
Citgo Petroleum Corporation	Oil, Gas and Consumable Fuels	LIBOR (3 months) + 3.50%, Current Coupon 6.30%, Secured Debt (Maturity - July 29, 2021)	695	690	694
ClubCorp Holdings, Inc.	Real Estate Management and Development	LIBOR (3 months) + 2.75%, Current Coupon 5.35%, Secured Debt (Maturity - September 18, 2024)	1,959	1,949	1,867
Compass Power Generation, L.L.C.	Independent Power and Renewable Electricity Provider	LIBOR (1 month) + 3.50%, Current Coupon 6.00%, Secured Debt (Maturity - December 20, 2024)	1,262	1,262	1,263
Creative Artists Agency, LLC	Entertainment	LIBOR (1 month) + 3.50%, Current Coupon 6.00%, Secured Debt (Maturity - July 26, 2024)	1,970	1,970	1,945
		LIBOR (1 month) + 3.00%, Current Coupon 5.49%, Secured Debt (Maturity - February 15, 2024)	995	981	993
			2,965	2,951	2,938
Cyxtera DC Holdings, Inc.	Technology Hardware, Storage and Peripherals	LIBOR (3 months) + 3.00%, Current Coupon 5.60%, Secured Debt (Maturity - May 1, 2024)	2,948	2,958	2,900
Deerfield Holdings Corporation	Diversified Financial Services	LIBOR (1 month) + 3.25%, Current Coupon 5.75%, Secured Debt (Maturity - February 13, 2025)	2,970	2,966	2,919
Diamond Resorts International, Inc.	Hotel, Restaurant and Leisure	LIBOR (1 month) + 3.75%, Current Coupon 6.25%, Secured Debt (Maturity - September 1, 2023)	2,125	2,152	2,053
EFS Cogen Holdings I LLC	Electric Utilities	LIBOR (3 months) + 3.25%, Current Coupon 5.86%, Secured Debt (Maturity - June 28, 2023)	1,816	1,829	1,808
Eldorado Resorts, Inc.	Hotel, Restaurant and Leisure	LIBOR (1 month) + 2.25%, Current Coupon 4.88%, Secured Debt (Maturity - April 17, 2024)	1,000	969	993
Encapsys LLC	Chemicals	LIBOR (1 month) + 3.25%, Current Coupon 5.75%, Secured Debt (Maturity - November 7, 2024)	990	991	978
Endo Luxembourg Finance Company I S.a.r.l.	Pharmaceuticals	LIBOR (1 month) + 4.25%, Current Coupon 6.75%, Secured Debt (Maturity - April 29, 2024)	1,965	1,983	1,940

HMS-ORIX
Loan Portfolio
As of March 31, 2019
(dollars in thousands)
Portfolio Company	Industry	Type of Investment	Principal	Cost	Fair Value

Everi Payments Inc.	Leisure Products	LIBOR (3 months) + 3.00%, Current Coupon 5.50%, Secured Debt (Maturity - May 9, 2024)	$1,965	$1,958	$1,963
Exgen Renewables IV, LLC	Independent Power and Renewable Electricity Provider	LIBOR (3 months) + 3.00%, Current Coupon 5.63%, Secured Debt (Maturity - November 29, 2024)	294	294	276
Financial & Risk US Holdings, Inc.	Software	LIBOR (1 month) + 3.75%, Current Coupon 6.25%, Secured Debt (Maturity - October 1, 2025)	1,421	1,420	1,384
First American Payment Systems, L.P.	Diversified Financial Services	LIBOR (1 month) + 4.75%, Current Coupon 7.39%, Secured Debt (Maturity - January 5, 2024)	883	893	883
Fitness International, LLC	Hotel, Restaurant and Leisure	LIBOR (1 month) + 3.25%, Current Coupon 5.75%, Secured Debt (Maturity - April 18, 2025)	2,034	2,045	2,021
Flex Acquisition Company Inc	Containers and Packaging	LIBOR (1 month) + 3.00%, Current Coupon 5.49%, Secured Debt (Maturity - December 29, 2023)	1,970	1,979	1,931
Flexera Software LLC	Software	LIBOR (1 month) + 3.25%, Current Coupon 5.75%, Secured Debt (Maturity - February 26, 2025)	1,514	1,511	1,510
Gardner Denver, Inc.	Machinery	LIBOR (1 month) + 2.75%, Current Coupon 5.25%, Secured Debt (Maturity - July 30, 2024)	2,255	2,249	2,256
Golden Nugget, Inc.	Hotel, Restaurant and Leisure	LIBOR (1 month) + 2.75%, Current Coupon 5.23%, Secured Debt (Maturity - October 4, 2023)	1,870	1,870	1,856
Gray Television, Inc.	Broadcast Radio and Television	LIBOR (1 month) + 3.50%, Current Coupon 6.00%, Secured Debt (Maturity - February 12, 2025)	1,839	1,822	1,835
		LIBOR (1 month) + 2.50%, Current Coupon 4.98%, Secured Debt (Maturity - January 2, 2026)	285	280	284
			2,124	2,102	2,119
Greatbatch Ltd.	Pharmaceuticals	LIBOR (1 month) + 3.00%, Current Coupon 5.49%, Secured Debt (Maturity - October 27, 2022)	1,934	1,945	1,933
GYP Holdings III Corp.	Trading Companies and Distributors	LIBOR (1 month) + 2.75%, Current Coupon 5.25%, Secured Debt (Maturity - June 2, 2025)	3,439	3,464	3,355
Harbor Freight Tools USA, Inc.	Specialty Retail	LIBOR (1 month) + 2.50%, Current Coupon 5.00%, Secured Debt (Maturity - August 18, 2023)	1,944	1,950	1,910
Horizon Pharma, Inc.	Pharmaceuticals	LIBOR (1 month) + 3.00%, Current Coupon 5.50%, Secured Debt (Maturity - March 29, 2024)	1,219	1,230	1,221
Hornblower Sub, LLC	Hotel, Restaurant and Leisure	LIBOR (3 months) + 4.50%, Current Coupon 7.10%, Secured Debt (Maturity - April 28, 2025)	1,995	1,989	1,999
Hyland Software, Inc.	Software	LIBOR (1 month) + 3.50%, Current Coupon 6.00%, Secured Debt (Maturity - July 1, 2024)	498	485	498
Infiltrator Water Technologies, LLC	Specialty Retail	LIBOR (3 months) + 3.50%, Current Coupon 6.10%, Secured Debt (Maturity - May 23, 2025)	1,970	1,982	1,967
Invenergy Thermal Operating I LLC	Renewable Energy Provider	LIBOR (1 month) + 3.00%, Current Coupon 5.60%, Secured Debt (Maturity - May 27, 2022)	1,392	1,371	1,382
		LIBOR (3 months) + 3.50%, Current Coupon 6.10%, Secured Debt (Maturity - August 28, 2025)	1,920	1,916	1,932
			3,312	3,287	3,314

HMS-ORIX
Loan Portfolio
As of March 31, 2019
(dollars in thousands)
Portfolio Company	Industry	Type of Investment	Principal	Cost	Fair Value

IRB Holding Corp.	Food Products	LIBOR (1 month) + 3.25%, Current Coupon 5.74%, Secured Debt (Maturity - February 5, 2025)	$396	$396	$389
Ivanti Software, Inc.	Software	LIBOR (1 month) + 4.25%, Current Coupon 6.75%, Secured Debt (Maturity - January 22, 2024)	981	987	975
KBR, Inc.	Aerospace and Defense	LIBOR (1 month) + 3.75%, Current Coupon 6.25%, Secured Debt (Maturity - April 25, 2025)	1,987	1,979	1,993
Kingpin Intermediate Holdings LLC	Diversified Consumer Services	LIBOR (1 month) + 3.50%, Current Coupon 6.00%, Secured Debt (Maturity - July 3, 2024)	995	986	991
KUEHG Corp.	Diversified Consumer Services	LIBOR (1 month) + 3.75%, Current Coupon 6.35%, Secured Debt (Maturity - February 21, 2025)	2,451	2,458	2,434
Learfield Communications LLC	Media	LIBOR (1 month) + 3.25%, Current Coupon 5.75%, Secured Debt (Maturity - December 1, 2023)	1,965	1,983	1,962
MA FinanceCo., LLC	Software	LIBOR (1 month) + 2.50%, Current Coupon 5.00%, Secured Debt (Maturity - June 21, 2024)	383	384	377
Match Group, Inc.	Media	LIBOR (6 months) + 3.00%, Current Coupon 5.69%, Secured Debt (Maturity - February 24, 2025)	676	674	647
		LIBOR (3 months) + 2.50%, Current Coupon 5.08%, Secured Debt (Maturity - November 16, 2022)	2,000	1,998	1,998
			2,676	2,672	2,645
McAfee, LLC	Software	LIBOR (3 months) + 3.75%, Current Coupon 6.25%, Secured Debt (Maturity - September 30, 2024)	945	932	945
McDermott International, Inc.	Construction and Engineering	LIBOR (1 month) + 5.00%, Current Coupon 7.50%, Secured Debt (Maturity - May 12, 2025)	990	971	954
Metro-Goldwyn-Mayer Inc.	Media	LIBOR (1 month) + 2.50%, Current Coupon 5.00%, Secured Debt (Maturity - July 3, 2025)	995	969	990
Micro Holding Corp.	Media	LIBOR (1 month) + 2.50%, Current Coupon 4.99%, Secured Debt (Maturity - January 30, 2023)	997	971	982
		LIBOR (3 months) + 3.75%, Current Coupon 6.24%, Secured Debt (Maturity - September 13, 2024)	1,244	1,215	1,232
			2,241	2,186	2,214
Mohegan Tribal Gaming Authority	Hotel, Restaurant and Leisure	LIBOR (1 month) + 4.00%, Current Coupon 6.50%, Secured Debt (Maturity - October 13, 2023)	1,909	1,927	1,818
MPH Acquisition Holdings LLC	Health Care Technology	LIBOR (3 months) + 2.75%, Current Coupon 5.35%, Secured Debt (Maturity - June 7, 2023)	2,569	2,604	2,499
NAB Holdings, LLC	IT Services	LIBOR (3 months) + 3.00%, Current Coupon 5.60%, Secured Debt (Maturity - July 1, 2024)	1,970	1,961	1,920
National Mentor Holdings, Inc.	Healthcare Facilities and Services	LIBOR (1 month) + 4.25%, Current Coupon 6.75%, Secured Debt (Maturity - March 9, 2026)	1,883	1,870	1,891
		LIBOR (1 month) + 4.25%, Current Coupon 6.75%, Secured Debt (Maturity - March 9, 2026)	117	116	117
			2,000	1,986	2,008
Ortho-Clinical Diagnostics, Inc	Life Sciences Tools and Services	LIBOR (1 month) + 3.25%, Current Coupon 5.75%, Secured Debt (Maturity - June 30, 2025)	1,935	1,931	1,868

HMS-ORIX
Loan Portfolio
As of March 31, 2019
(dollars in thousands)
Portfolio Company	Industry	Type of Investment	Principal	Cost	Fair Value

Packaging Coordinators Midco Inc	Healthcare Facilities and Services	LIBOR (3 months) + 4.00%, Current Coupon 6.61%, Secured Debt (Maturity - June 30, 2023)	$995	$990	$994
Party City Holdings Inc.	Specialty Retail	LIBOR (1 month) + 2.50%, Current Coupon 5.00%, Secured Debt (Maturity - August 19, 2022)	1,240	1,220	1,237
Phoenix Guarantor Inc.	Healthcare Facilities and Services	LIBOR (1 month) + 4.50%, Current Coupon 6.98%, Secured Debt (Maturity - March 5, 2026)	917	903	905
PI UK Holdco II Limited	Diversified Financial Services	LIBOR (1 month) + 3.50%, Current Coupon 6.00%, Secured Debt (Maturity - January 3, 2025)	2,970	2,949	2,932
Prime Security Services Borrower, LLC	Commercial Services and Supplies	LIBOR (1 month) + 2.75%, Current Coupon 5.25%, Secured Debt (Maturity - May 2, 2022)	653	637	649
Rackspace Hosting, Inc.	Electric Equipment, Instruments and Components	LIBOR (3 months) + 3.00%, Current Coupon 5.74%, Secured Debt (Maturity - November 3, 2023)	3,242	3,266	3,061
Radiate Holdco, LLC	Diversified Telecommunication Services	LIBOR (1 month) + 3.00%, Current Coupon 5.50%, Secured Debt (Maturity - February 1, 2024)	2,538	2,514	2,509
Radiology Partners, Inc.	Healthcare Facilities and Services	LIBOR (3 months) + 4.75%, Current Coupon 7.55%, Secured Debt (Maturity - July 9, 2025)	1,496	1,489	1,502
Red Ventures, LLC	Professional Services	LIBOR (1 month) + 3.00%, Current Coupon 5.50%, Secured Debt (Maturity - November 8, 2024)	1,627	1,616	1,625
Savage Enterprises, LLC	Road and Rail	LIBOR (1 month) + 4.50%, Current Coupon 6.99%, Secured Debt (Maturity - August 1, 2025)	1,024	1,004	1,027
Scientific Games International, Inc.	Leisure Products	LIBOR (2 months) + 2.75%, Current Coupon 5.33%, Secured Debt (Maturity - August 14, 2024)	890	891	869
Seattle SpinCo, Inc.	Software	LIBOR (3 months) + 2.50%, Current Coupon 5.00%, Secured Debt (Maturity - June 21, 2024)	2,587	2,590	2,548
SeaWorld Parks & Entertainment, Inc.	Hotel, Restaurant and Leisure	LIBOR (3 months) + 3.00%, Current Coupon 5.50%, Secured Debt (Maturity - April 1, 2024)	1,960	1,962	1,947
ServiceMaster Company, LLC	Home and Office Products	LIBOR (1 month) + 2.50%, Current Coupon 5.00%, Secured Debt (Maturity - November 8, 2023)	651	648	650
Sprint Communications, Inc.	Diversified Telecommunication Services	LIBOR (1 month) + 3.00%, Current Coupon 5.50%, Secured Debt (Maturity - February 2, 2024)	499	492	491
SRS Distribution Inc.	Trading Companies and Distributors	LIBOR (3 months) + 3.25%, Current Coupon 5.75%, Secured Debt (Maturity - May 23, 2025)	1,194	1,191	1,147
SS&C Technologies, Inc.	Software	LIBOR (1 month) + 2.25%, Current Coupon 4.75%, Secured Debt (Maturity - April 16, 2025)	200	199	198
		LIBOR (1 month) + 2.25%, Current Coupon 4.75%, Secured Debt (Maturity - April 16, 2025)	278	277	276
			478	476	474
Staples, Inc.	Distributors	LIBOR (3 months) + 4.00%, Current Coupon 6.49%, Secured Debt (Maturity - September 12, 2024)	1,975	1,970	1,961
Starfruit US Holdco LLC	Chemicals	LIBOR (1 month) + 3.25%, Current Coupon 5.74%, Secured Debt (Maturity - October 1, 2025)	1,250	1,247	1,240

HMS-ORIX
Loan Portfolio
As of March 31, 2019
(dollars in thousands)
Portfolio Company	Industry	Type of Investment	Principal	Cost	Fair Value

Telenet Financing USD LLC	Diversified Telecommunication Services	LIBOR (1 month) + 2.25%, Current Coupon 4.73%, Secured Debt (Maturity - August 17, 2026)	$1,655	$1,653	$1,635
Transdigm, Inc.	Aerospace and Defense	LIBOR (1 month) + 2.50%, Current Coupon 5.00%, Secured Debt (Maturity - June 9, 2023)	1,960	1,967	1,925
		LIBOR (1 month) + 2.50%, Current Coupon 5.00%, Secured Debt (Maturity - August 22, 2024)	988	985	968
			2,948	2,952	2,893
Travelport Finance (Luxembourg) S.A.R.L.	Internet Software and Services	LIBOR (3 months) + 2.50%, Current Coupon 5.18%, Secured Debt (Maturity - March 17, 2025)	1,232	1,226	1,232
UFC Holdings, LLC	Media	LIBOR (3 months) + 3.25%, Current Coupon 5.75%, Secured Debt (Maturity - August 18, 2023)	1,960	1,971	1,960
USS Ultimate Holdings Inc	Consumer Services	LIBOR (1 month) + 3.75%, Current Coupon 6.25%, Secured Debt (Maturity - August 26, 2024)	597	588	596
Utz Quality Foods, LLC	Food Products	LIBOR (1 month) + 3.50%, Current Coupon 6.00%, Secured Debt (Maturity - November 21, 2024)	1,580	1,579	1,580
VeriFone Systems, Inc.	Hardware	LIBOR (1 month) + 4.00%, Current Coupon 6.68%, Secured Debt (Maturity - August 20, 2025)	499	489	493
Vertafore, Inc.	Software	LIBOR (1 month) + 3.25%, Current Coupon 5.75%, Secured Debt (Maturity - July 2, 2025)	2,494	2,482	2,463
Vertiv Group Corporation	Electrical Equipment	LIBOR (3 months) + 4.00%, Current Coupon 6.63%, Secured Debt (Maturity - November 30, 2023)	1,555	1,569	1,467
VFH Parent LLC	Diversified Financial Services	LIBOR (3 months) + 3.50%, Current Coupon 6.13%, Secured Debt (Maturity - March 2, 2026)	1,000	995	1,004
Vistra Operations Company LLC	Electric Utilities	LIBOR (1 month) + 2.25%, Current Coupon 4.75%, Secured Debt (Maturity - December 14, 2023)	1,960	1,971	1,955
Wand NewCo 3, Inc.	Automobiles	LIBOR (1 month) + 3.50%, Current Coupon 5.98%, Secured Debt (Maturity - February 5, 2026)	1,200	1,189	1,203
Web.Com Group, Inc.	Internet Software and Services	LIBOR (3 months) + 3.75%, Current Coupon 6.24%, Secured Debt (Maturity - October 10, 2025)	909	908	900
West Corporation	Diversified Telecommunication Services	LIBOR (3 months) + 3.50%, Current Coupon 6.13%, Secured Debt (Maturity - October 10, 2024)	645	644	602
		LIBOR (3 months) + 4.00%, Current Coupon 6.63%, Secured Debt (Maturity - October 10, 2024)	1,019	1,009	963
			1,664	1,653	1,565
WideOpenWest Finance, LLC	Media	LIBOR (1 month) + 3.25%, Current Coupon 5.74%, Secured Debt (Maturity - August 18, 2023)	3,452	3,462	3,355
William Morris Endeavor Entertainment, LLC	Recreation Facilities and Services	LIBOR (1 month) + 2.75%, Current Coupon 5.36%, Secured Debt (Maturity - May 16, 2025)	636	607	601
Zekelman Industries, Inc	Manufacturing	LIBOR (1 month) + 2.25%, Current Coupon 4.74%, Secured Debt (Maturity - June 14, 2021)	1,000	987	993
Total Loan Portfolio			$170,325	$169,827	$167,819

The following table presents a listing of HMS-ORIX’s individual loan investments as of December 31, 2018:

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

HMS-ORIX
Loan Portfolio
As of December 31, 2018
(dollars in thousands)
Portfolio Company	Industry	Type of Investment	Principal	Cost	Fair Value

CDS U.S. Intermediate Holdings, Inc.	Hotels, Restaurants and Leisure	LIBOR (1 month) + 3.75%, Current Coupon 6.27%, Secured Debt (Maturity - July 8, 2022)	$973	$974	$914
CenturyLink, Inc.	Diversified Telecommunication Services	LIBOR (1 month) + 2.75%, Current Coupon 5.27%, Secured Debt (Maturity - January 31, 2025)	997	943	934
Citgo Petroleum Corporation	Oil, Gas and Consumable Fuels	LIBOR (3 months) + 3.50%, Current Coupon 5.90%, Secured Debt (Maturity - July 29, 2021)	695	689	682
ClubCorp Holdings, Inc.	Real Estate Management and Development	LIBOR (3 months) + 2.75%, Current Coupon 5.55%, Secured Debt (Maturity - September 18, 2024)	1,959	1,949	1,852
CPI International, Inc.	Aerospace and Defense	LIBOR (1 month) + 3.50%, Current Coupon 6.01%, Secured Debt (Maturity - July 26, 2024)	1,975	1,975	1,919
Creative Artists Agency LLC	Entertainment	LIBOR (1 month) + 3.00%, Current Coupon 5.47%, Secured Debt (Maturity - February 15, 2024)	997	983	966
Cyxtera DC Holdings, Inc.	Technology Hardware, Storage and Peripherals	LIBOR (3 months) + 3.00%, Current Coupon 5.38%, Secured Debt (Maturity - May 1, 2024)	2,955	2,966	2,840
Deerfield Holdings Corporation	Diversified Financial Services	LIBOR (1 month) + 3.25%, Current Coupon 5.77%, Secured Debt (Maturity - February 13, 2025)	2,978	2,974	2,827
Diamond Resorts International, Inc.	Hotels, Restaurants and Leisure	LIBOR (1 month) + 3.75%, Current Coupon 6.07%, Secured Debt (Maturity - September 1, 2023)	2,130	2,159	1,992
EFS Cogen Holdings I LLC	Electric Utilities	LIBOR (1 month) + 3.25%, Current Coupon 5.77%, Secured Debt (Maturity - June 28, 2023)	1,816	1,830	1,781
Eldorado Resorts, Inc.	Hotels, Restaurants and Leisure	LIBOR (1 month) + 2.25%, Current Coupon 4.75%, Secured Debt (Maturity - April 17, 2024)	1,000	968	960
Encapsys LLC	Chemicals	LIBOR (1 month) + 3.25%, Current Coupon 5.77%, Secured Debt (Maturity - November 7, 2024)	993	994	970
Endo Luxembourg Finance Company I S.a.r.l.	Pharmaceuticals	LIBOR (1 month) + 4.25%, Current Coupon 6.81%, Secured Debt (Maturity - April 29, 2024)	1,970	1,989	1,862
Everi Payments Inc.	Leisure Products	LIBOR (3 months) + 3.00%, Current Coupon 5.52%, Secured Debt (Maturity - May 9, 2024)	1,970	1,963	1,917
Exgen Renewables IV, LLC	Independent Power and Renewable Electricity Provider	LIBOR (3 months) + 3.00%, Current Coupon 5.71%, Secured Debt (Maturity - November 29, 2024)	294	293	281
Financial & Risk US Holdings, Inc.	Software	LIBOR (1 month) + 3.75%, Current Coupon 6.27%, Secured Debt (Maturity - October 1, 2025)	1,425	1,424	1,363
First American Payment Systems, L.P.	Diversified Financial Services	LIBOR (1 month) + 4.75%, Current Coupon 7.29%, Secured Debt (Maturity - January 5, 2024)	889	900	885
Fitness International, LLC	Hotels, Restaurants and Leisure	LIBOR (1 month) + 3.25%, Current Coupon 5.77%, Secured Debt (Maturity - April 18, 2025)	2,039	2,050	1,963
Flex Acquisition Company Inc	Containers and Packaging	LIBOR (3 months) + 3.00%, Current Coupon 5.35%, Secured Debt (Maturity - December 29, 2023)	1,975	1,985	1,869
Flexera Software LLC	Software	LIBOR (1 month) + 3.25%, Current Coupon 5.78%, Secured Debt (Maturity - February 26, 2025)	1,518	1,514	1,468
Gardner Denver, Inc.	Machinery	LIBOR (1 month) + 2.75%, Current Coupon 5.27%, Secured Debt (Maturity - July 30, 2024)	2,316	2,309	2,242

HMS-ORIX
Loan Portfolio
As of December 31, 2018
(dollars in thousands)
Portfolio Company	Industry	Type of Investment	Principal	Cost	Fair Value

Golden Nugget, Inc.	Hotels, Restaurants and Leisure	LIBOR (1 month) + 2.75%, Current Coupon 5.19%, Secured Debt (Maturity - October 4, 2023)	$1,875	$1,875	$1,811
GrafTech Finance Inc.	Metals and Mining	LIBOR (1 month) + 3.50%, Current Coupon 6.02%, Secured Debt (Maturity - February 12, 2025)	1,950	1,931	1,850
Gray Television, Inc.	Broadcast Radio and Television	LIBOR (3 months) + 2.50%, Current Coupon 4.90%, Secured Debt (Maturity - January 2, 2026)	286	281	277
Greatbatch Ltd.	Pharmaceuticals	LIBOR (1 month) + 3.00%, Current Coupon 5.39%, Secured Debt (Maturity - October 27, 2022)	2,000	2,012	1,956
GYP Holdings III Corp.	Trading Companies and Distributors	LIBOR (1 month) + 2.75%, Current Coupon 5.27%, Secured Debt (Maturity - June 2, 2025)	3,448	3,473	3,261
Harbor Freight Tools USA, Inc.	Specialty Retail	LIBOR (1 month) + 2.50%, Current Coupon 5.02%, Secured Debt (Maturity - August 18, 2023)	1,944	1,951	1,841
HD Supply Waterworks, Ltd.	Trading Companies and Distributors	LIBOR (6 months) + 3.00%, Current Coupon 5.71%, Secured Debt (Maturity - August 1, 2024)	139	138	134
Horizon Pharma, Inc.	Pharmaceuticals	LIBOR (1 month) + 3.00%, Current Coupon 5.56%, Secured Debt (Maturity - March 29, 2024)	1,925	1,944	1,841
Hyland Software, Inc.	Software	LIBOR (1 month) + 3.50%, Current Coupon 6.02%, Secured Debt (Maturity - July 1, 2024)	499	485	486
IG Investments Holdings, LLC	Professional Services	LIBOR (1 month) + 3.50%, Current Coupon 6.02%, Secured Debt (Maturity - May 23, 2025)	1,975	1,987	1,929
Infiltrator Water Technologies, LLC	Specialty Retail	LIBOR (3 months) + 3.00%, Current Coupon 5.39%, Secured Debt (Maturity - May 27, 2022)	1,394	1,372	1,354
Invenergy, LLC	Renewable Energy Provider	LIBOR (1 month) + 3.50%, Current Coupon 5.84%, Secured Debt (Maturity - August 28, 2025)	1,946	1,941	1,932
IRB Holding Corp.	Food Products	LIBOR (1 month) + 3.25%, Current Coupon 5.68%, Secured Debt (Maturity - February 5, 2025)	397	397	380
Ivanti Software, Inc.	Software	LIBOR (1 month) + 4.25%, Current Coupon 6.60%, Secured Debt (Maturity - January 22, 2024)	983	989	959
KBR, Inc.	Aerospace and Defense	LIBOR (1 month) + 3.75%, Current Coupon 6.27%, Secured Debt (Maturity - April 25, 2025)	1,992	1,984	1,962
Kingpin Intermediate Holdings LLC	Diversified Consumer Services	LIBOR (1 month) + 3.50%, Current Coupon 6.02%, Secured Debt (Maturity - July 3, 2024)	998	988	971
KUEHG Corp.	Diversified Consumer Services	LIBOR (1 month) + 3.75%, Current Coupon 6.55%, Secured Debt (Maturity - February 21, 2025)	2,457	2,465	2,368
Learfield Communications LLC	Media	LIBOR (1 month) + 3.25%, Current Coupon 5.78%, Secured Debt (Maturity - December 1, 2023)	1,970	1,989	1,923
MA FinanceCo., LLC	Software	LIBOR (1 month) + 2.50%, Current Coupon 5.02%, Secured Debt (Maturity - June 21, 2024)	384	385	358
Mallinckrodt International Finance S.A.	Pharmaceuticals	LIBOR (6 months) + 3.00%, Current Coupon 5.62%, Secured Debt (Maturity - February 24, 2025)	993	991	921
Match Group, Inc.	Media	LIBOR (2 months) + 2.50%, Current Coupon 5.09%, Secured Debt (Maturity - November 16, 2022)	2,000	1,998	1,990

HMS-ORIX
Loan Portfolio
As of December 31, 2018
(dollars in thousands)
Portfolio Company	Industry	Type of Investment	Principal	Cost	Fair Value

McAfee, LLC	Software	LIBOR (3 months) + 3.75%, Current Coupon 6.10%, Secured Debt (Maturity - September 30, 2024)	$948	$933	$925
McDermott International, Inc.	Construction and Engineering	LIBOR (1 month) + 5.00%, Current Coupon 7.52%, Secured Debt (Maturity - May 12, 2025)	993	973	929
Metro-Goldwyn-Mayer Inc.	Media	LIBOR (1 month) + 2.50%, Current Coupon 5.03%, Secured Debt (Maturity - July 3, 2025)	998	970	964
Michaels Stores, Inc.	Specialty Retail	LIBOR (1 month) + 2.50%, Current Coupon 4.97%, Secured Debt (Maturity - January 30, 2023)	1,000	973	960
Micro Holding Corp. (MH Sub and Internet Brands)	Media	LIBOR (1 month) + 3.75%, Current Coupon 6.25%, Secured Debt (Maturity - September 13, 2024)	1,247	1,217	1,186
Mohegan Tribal Gaming Authority	Hotels, Restaurants and Leisure	LIBOR (1 month) + 4.00%, Current Coupon 6.52%, Secured Debt (Maturity - October 13, 2023)	1,914	1,933	1,719
MPH Acquisition Holdings LLC	Health Care Technology	LIBOR (1 month) + 3.25%, Current Coupon 5.57%, Secured Debt (Maturity - June 7, 2023)	2,664	2,702	2,532
NAB Holdings, LLC	IT Services	LIBOR (3 months) + 3.00%, Current Coupon 5.80%, Secured Debt (Maturity - July 1, 2024)	1,975	1,965	1,885
Ortho-Clinical Diagnostics, Inc	Life Sciences Tools and Services	LIBOR (1 month) + 3.25%, Current Coupon 5.76%, Secured Debt (Maturity - June 30, 2025)	1,945	1,940	1,809
Packaging Coordinators Midco Inc	Health Care Facilities and Services	LIBOR (3 months) + 4.00%, Current Coupon 6.81%, Secured Debt (Maturity - June 30, 2023)	997	992	985
Party City Holdings Inc.	Specialty Retail	LIBOR (1 month) + 2.50%, Current Coupon 5.03%, Secured Debt (Maturity - August 19, 2022)	1,245	1,224	1,205
PI UK Holdco II Limited	Diversified Financial Services	LIBOR (1 month) + 3.50%, Current Coupon 6.02%, Secured Debt (Maturity - January 3, 2025)	2,978	2,956	2,893
Prime Security Services, LLC (Protection One)	Commercial Services and Supplies	LIBOR (1 month) + 2.75%, Current Coupon 5.09%, Secured Debt (Maturity - May 2, 2022)	654	638	628
Rackspace Hosting, Inc.	Electric Equipment, Instruments and Components	LIBOR (3 months) + 3.00%, Current Coupon 5.58%, Secured Debt (Maturity - November 3, 2023)	3,251	3,276	2,884
Radiate Holdco, LLC	Diversified Telecommunication Services	LIBOR (1 month) + 3.00%, Current Coupon 5.52%, Secured Debt (Maturity - February 1, 2024)	2,544	2,519	2,408
Red Ventures, LLC	Professional Services	LIBOR (1 month) + 3.00%, Current Coupon 5.52%, Secured Debt (Maturity - November 8, 2024)	1,631	1,619	1,590
Savage Enterprises, LLC	Road and Rail	LIBOR (1 month) + 4.50%, Current Coupon 6.88%, Secured Debt (Maturity - August 1, 2025)	1,097	1,076	1,085
Scientific Games International, Inc.	Leisure Products	LIBOR (2 months) + 2.75%, Current Coupon 5.25%, Secured Debt (Maturity - August 14, 2024)	892	893	840
Seattle SpinCo, Inc.	Software	LIBOR (3 months) + 2.50%, Current Coupon 5.02%, Secured Debt (Maturity - June 21, 2024)	2,593	2,597	2,422
SeaWorld Parks & Entertainment, Inc.	Hotels, Restaurants and Leisure	LIBOR (3 months) + 3.75%, Current Coupon 6.07%, Secured Debt (Maturity - April 1, 2024)	1,965	1,967	1,881
ServiceMaster Global Holdings, Inc.	Home and Office Products	LIBOR (1 month) + 2.50%, Current Coupon 4.84%, Secured Debt (Maturity - November 8, 2023)	2,000	1,993	1,964

HMS-ORIX
Loan Portfolio
As of December 31, 2018
(dollars in thousands)
Portfolio Company	Industry	Type of Investment	Principal	Cost	Fair Value

Sprint Corporation	Diversified Telecommunication Services	LIBOR (1 month) + 3.00%, Current Coupon 5.38%, Secured Debt (Maturity - February 2, 2024)	$500	$493	$485
SRS Distribution Inc.	Trading Companies and Distributors	LIBOR (3 months) + 3.25%, Current Coupon 5.77%, Secured Debt (Maturity - May 23, 2025)	1,197	1,194	1,120
SS&C European Holdings S.a.r.l.	Software	LIBOR (1 month) + 2.25%, Current Coupon 4.77%, Secured Debt (Maturity - April 16, 2025)	206	205	195
SS&C Technologies, Inc.	Software	LIBOR (1 month) + 2.25%, Current Coupon 4.77%, Secured Debt (Maturity - April 16, 2025)	543	541	514
Staples, Inc.	Distributors	LIBOR (3 months) + 4.00%, Current Coupon 6.54%, Secured Debt (Maturity - September 12, 2024)	1,980	1,975	1,903
Starfruit US Holdco LLC	Chemicals	LIBOR (1 month) + 3.25%, Current Coupon 5.60%, Secured Debt (Maturity - October 1, 2025)	1,250	1,247	1,204
Telenet Financing USD LLC	Diversified Telecommunication Services	LIBOR (1 month) + 2.25%, Current Coupon 4.71%, Secured Debt (Maturity - August 17, 2026)	1,655	1,653	1,580
Transdigm, Inc.	Aerospace and Defense	LIBOR (1 month) + 2.50%, Current Coupon 5.02%, Secured Debt (Maturity - June 9, 2023)	1,965	1,972	1,859
		LIBOR (1 month) + 2.50%, Current Coupon 5.02%, Secured Debt (Maturity - August 22, 2024)	990	988	937
			2,955	2,960	2,796
Travelport Finance (Luxembourg) S.A.R.L.	Internet Software and Services	LIBOR (3 months) + 2.50%, Current Coupon 5.12%, Secured Debt (Maturity - March 17, 2025)	1,237	1,231	1,219
Traverse Midstream Partners LLC	Oil, Gas and Consumable Fuels	LIBOR (3 months) + 4.00%, Current Coupon 6.60%, Secured Debt (Maturity - September 27, 2024)	781	784	752
UFC Holdings, LLC	Media	LIBOR (3 months) + 3.25%, Current Coupon 5.78%, Secured Debt (Maturity - August 18, 2023)	1,965	1,977	1,920
USS Ultimate Holdings, Inc. (United Site)	Consumer Services	LIBOR (1 month) + 3.75%, Current Coupon 6.09%, Secured Debt (Maturity - August 26, 2024)	598	590	590
Utz Quality Foods, LLC	Food Products	LIBOR (1 month) + 3.50%, Current Coupon 6.02%, Secured Debt (Maturity - November 21, 2024)	1,584	1,583	1,539
VeriFone Systems, Inc.	Hardware	LIBOR (1 month) + 4.00%, Current Coupon 6.64%, Secured Debt (Maturity - August 20, 2025)	500	490	485
Vertafore, Inc.	Software	LIBOR (1 month) + 3.25%, Current Coupon 6.05%, Secured Debt (Maturity - July 2, 2025)	2,500	2,488	2,384
Vertiv Group Corporation	Electrical Equipment	LIBOR (3 months) + 4.00%, Current Coupon 6.71%, Secured Debt (Maturity - November 30, 2023)	1,555	1,570	1,420
Vistra Operations Company LLC	Electric Utilities	LIBOR (1 month) + 2.25%, Current Coupon 4.77%, Secured Debt (Maturity - December 14, 2023)	1,965	1,977	1,895
Web.Com Group, Inc.	Internet Software and Services	LIBOR (3 months) + 3.75%, Current Coupon 6.17%, Secured Debt (Maturity - October 10, 2025)	1,000	1,000	965

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

For the three months ended March 31, 2019 and 2018, we recognized approximately $546,000 and $525,000, respectively, of dividend income in respect of our investment in HMS-ORIX.

The following tables show the summarized financial information for HMS-ORIX (dollars in thousands):

HMS-ORIX SLF LLC
Balance Sheet
(dollars in thousands)

	As of March 31, 2019	As of December 31, 2018
Assets
Portfolio investments at fair value (amortized cost: $169,827 and $164,570 as of March 31, 2019 and December 31, 2018, respectively)	$167,819	$157,923
Cash and cash equivalents	7,440	3,873
Receivable for securities sold	—	—
Interest receivable	297	197
Deferred financing costs, net	400	497
Other assets	4	30
Total assets	$175,960	$162,520
Liabilities
Credit facilities payable	$123,130	$98,818
Payable for securities purchased	1,987	18,442
Distributions payable	911	902
Accounts payable and accrued expenses	996	439
Total liabilities	127,024	118,601
Net assets
Members’ equity	48,936	43,919
Total net assets	48,936	43,919
Total liabilities and net assets	$175,960	$162,520

HMS-ORIX SLF LLC
Statement of Operations
(dollars in thousands)
	Three Months Ended
	March 31, 2019	March 31, 2018
Investment income
Interest income	$2,548	$1,734
Dividend income	—	—
Fee income	—	—
Other income	—	—
Total investment income	2,548	1,734
Expenses
Interest expense	1,247	850
Other expenses	—	—
General and administrative expenses	11	21
Total expenses	1,258	871
Net investment income	1,290	863
Net realized loss from investments	(1)	(26)
Net realized income	1,289	837
Net change in unrealized appreciation (depreciation) on investments	4,639	(59)
Net increase in net assets resulting from operations	$5,928	$778

PORTFOLIO ASSET QUALITY

As of March 31, 2019, we owned a broad portfolio of 201 investments in 128 companies representing a wide range of industries. We believe that this broad portfolio adds to the structural protection of the portfolio, revenue sources, income, cash flows and dividends. The portfolio included the following:

▪
44 debt investments in 42 Middle Market portfolio companies with an aggregate fair value of approximately $396.5 million and a cost basis of approximately $420.2 million. The Middle Market debt investments had a weighted average annual effective yield of approximately 9.9%, which is calculated assuming the investments on non-accrual status have a zero yield, and 82.9% of the Middle Market debt investments were secured by first priority liens. Further, 96.3% of the Middle Market debt investments contain variable interest rates, though a majority of the investments with variable rates are subject to contractual minimum base interest rates between 100 and 150 basis points.

▪
49 debt investments in 45 Private Loan portfolio companies with an aggregate fair value of approximately $418.6 million and a cost basis of approximately $419.3 million. The Private Loan debt investments had a weighted average annual effective yield of approximately 10.4%, which is calculated assuming the investments on non-accrual status have a zero yield, and 91.0% of the Private Loan debt investments were secured by first priority liens. Further, 94.8% of the Private Loan debt investments contain variable interest rates, though a majority of the investments with variable interest rates are subject to contractual minimum base interest rates between 100 and 150 basis points.

▪
38 debt investments in 30 LMM portfolio companies with an aggregate fair value of approximately $134.1 million and a cost basis of approximately $134.5 million. The LMM debt investments had a weighted average annual effective yield of approximately 12.5%, and 100.0% of the debt investments were secured by first priority liens. Also, 51.8% of the LMM debt investments are fixed rate investments with fixed interest rates between 8.0% and 16.0%. Also, 26 LMM debt investments, representing approximately 48.2% of the LMM debt investments have variable interest rates subject to a contractual minimum base interest rate of 100 basis points.

▪
63 equity investments and seven equity warrant investments in 29 LMM portfolio companies, 11 Private Loan portfolio companies, five Middle Market portfolio companies and six Other Portfolio companies with an aggregate fair value of approximately $160.8 million and a cost basis of approximately $139.5 million.

Overall, as of March 31, 2019, our investment portfolio had a weighted average effective yield on our investments of approximately 9.6%, and 76.0% of our total portfolio’s investments (including our Other Portfolio investments) were secured by first priority liens.

As of March 31, 2019, we had four investments in two portfolio companies that were on non-accrual status, which comprised approximately 0.1% of our total investment portfolio at fair value and 0.4% of the total investment portfolio at cost. As of

December 31, 2018, we had five investments in three portfolio companies that were on non-accrual status, which comprised approximately 0.4% of the total investment portfolio at fair value and 0.6% of the total investment portfolio at cost. For those investments in which S&P credit ratings are available, which represents approximately 29.0% of the portfolio as of March 31, 2019, the portfolio had a weighted average effective credit rating of B.

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

The following table shows the distribution of our LMM portfolio investments on the 1 to 5 investment rating system of our Sub-Adviser at fair value as of March 31, 2019 and December 31, 2018 (dollars in thousands):

	March 31, 2019		December 31, 2018
Investment Rating	Investments at Fair Value	Percentage of Total LMM Portfolio	Investments at Fair Value	Percentage of Total LMM Portfolio
1	$58,578	27.0%	$56,937	27.1%
2	8,905	4.1	15,038	7.1
3	136,478	62.8	124,397	59.2
4	9,886	4.6	10,718	5.1
5	3,332	1.5	3,184	1.5
Total	$217,179	100.0%	$210,274	100.0%

Based upon this investment rating system, the weighted average rating of our LMM portfolio at fair value was approximately 2.5 as of both March 31, 2019 and December 31, 2018.

DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS COMPARISONS FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND MARCH 31, 2018

Total Investment Income, Operating Expenses, Net Assets

For the three months ended March 31, 2019 and 2018, our total investment income was approximately $29.2 million and $24.0 million, respectively, consisting predominately of interest income and dividend income. The increase in total investment income was primarily driven by an increase in interest income of approximately $4.0 million and an increase in dividend income of approximately $1.1 million. The increase in interest income was primarily due to an increase in the weighted average annual effective yield on investments. As of March 31, 2019, the portfolio had a weighted average annual effective yield on investments of approximately 9.6% compared to 8.9% as of March 31, 2018. The increase in the weighted average annual effective yield is largely due to higher yielding Private Loan and Middle Market investments during the three months ended March 31, 2019 compared to the three months ended March 31, 2018. Dividend income increased primarily due to improving performance of certain of our Lower Middle Market equity investments.

For the three months ended March 31, 2019 and 2018, we recognized $361,000 and $334,000, respectively, of non-recurring fee income received from our portfolio companies or other third parties, which accounted for approximately 1.2% and 1.4%, respectively, of our total investment income during such period.  Such fee income is transaction based and typically consists of prepayment fees, structuring fees, amendment and consent fees and other non-recurring fees. As such, future fee income is generally dependent on new direct origination investments and the occurrence of prepayments and other events at existing portfolio companies resulting in such fees.

For the three months ended March 31, 2019 and 2018, expenses, net of incentive fee and administrative services expense waivers, were approximately $15.3 million and $11.8 million, respectively. The increase in expenses is primarily due to (i) an increase in interest expense of $2.0 million and (ii) an increase in incentive fees of $1.4 million. Interest expense increased primarily due to an increase in our average borrowings of approximately $60.5 million during the period and an increase in our cost of borrowing on the Credit Facilities. Average borrowings under the Credit Facilities were $504.5 million for the three months ended March 31, 2019 compared to $444.0 million for the three months ended March 31, 2018. As of March 31, 2019 and 2018, the annualized interest rate on borrowings was 5.1% and 4.4%, respectively. For the three months ended March 31, 2019, the Advisers earned a $1.4 million subordinated incentive fee on income, while no such fee was earned for the three months ended March 31, 2018.

For the three months ended March 31, 2019, the net increase in net assets resulting from operations (gross of stockholder distributions declared) was approximately $18.8 million. The increase was attributable to (i) net investment income of approximately $13.9 million and (ii) net unrealized appreciation on investments of approximately $12.1 million, offset by realized losses on investments of approximately $7.1 million.

For the three months ended March 31, 2018, the net increase in net assets resulting from operations (gross of stockholder distributions declared) was approximately $15.6 million. The increase was attributable to (i) net investment income of approximately $12.2 million and (ii) unrealized appreciation on investments of approximately $10.6 million, offset by net realized losses of approximately $7.2 million.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Overview

As of March 31, 2019, we had approximately $18.3 million in cash and cash equivalents, which we held in various custodial accounts. In addition, as of March 31, 2019, we had $70.0 million in capacity available under the Credit Facilities, in the aggregate. To seek to enhance our returns, we intend to continue to employ leverage as market conditions permit and at the discretion of our Adviser, subject to asset coverage restrictions under the 1940 Act. See “Financial Condition, Liquidity and Capital Resources — Financing Arrangements.”

As of March 31, 2019, we had 33 senior secured loan investments and four equity investments with aggregate unfunded commitments of $45.1 million. We believe that we maintain sufficient cash and cash equivalents on hand and available borrowings to fund such unfunded commitments should the need arise.

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

Liquidity and Capital Resources

Cash Flows

For the three months ended March 31, 2019, we experienced a net decrease in cash and cash equivalents of approximately $3.4 million. During that period, approximately $19.4 million of cash was generated from our operating activities, which principally consisted of principal repayments from and sales of investments in portfolio companies of $39.0 million and a net increase in net assets resulting from operations of approximately $18.8 million, offset by the purchase of new portfolio investments of $34.2 million. During the three months ended March 31, 2019, approximately $22.9 million was used in financing activities, which principally consisted of a net $9.0 million decrease in borrowings under the Credit Facilities, $6.6 million used for the redemption of our common stock and $7.2 million in cash distributions paid to stockholders.

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

Continuous Public Offering

With the approval of our board of directors, we closed the Offering to new investors effective September 30, 2017. During the three months ended March 31, 2019, we raised proceeds of $6.4 million from our distribution reinvestment plan.

During the three months ended March 31, 2018, we raised proceeds of $6.9 million from our distribution reinvestment plan.

Distributions

The following table reflects the cash distributions per share that we have declared on our common stock during the three months ended March 31, 2019 and 2018 (dollars in thousands except per share amounts).

	Distributions
	Per Share	Amount
2019
Three months ended March 31, 2019	$0.17	$13,606
2018
Three months ended March 31, 2018	$0.17	$13,803

On March 26, 2019, with the authorization of our board of directors, we declared distributions to our stockholders for the period of April 2019 through June 2019. These distributions have been, or will be, calculated based on stockholders of record each day from April 1, 2019 through June 30, 2019 in an amount equal to $0.00191781 per share, per day. Distributions are paid on the first business day following the completion of each month to which they relate.

For the years ending December 31, 2018, 2017 and 2016, respectively, the tax characteristics of distributions paid to shareholders were as follow (amounts in thousands):

	Year Ended December 31,
Tax Characteristics of Distributions	2018		2017		2016

Ordinary income	$50,274	90.56%	$52,473	96.43%	$44,848	93.90%
Capital gain distributions	5,238	9.44	1,941	3.57	2,913	6.10
Total	$55,512	100.00%	$54,414	100.00%	$47,761	100.00%
The determination of the tax attributes of our distributions is made annually at the end of our taxable year, based upon our taxable income for the full taxable year and distributions paid for the full taxable year. Therefore, a determination made on an interim basis may not be representative of the actual tax attributes of distributions for a full year. If we had determined the tax attributes of our distributions taxable year-to-date as of March 31, 2019, 100% would be from our current and accumulated earnings and profits. However, there can be no certainty to stockholders that this determination is representative of what the actual tax attributes of our fiscal and taxable years ending December 31, 2019 distributions to stockholders will be. The actual tax characteristics of distributions to stockholders will be reported to the Internal Revenue Service and stockholders subject to information reporting after the close of each calendar year on Form 1099-DIV.

We have adopted an “opt in” distribution reinvestment plan for our stockholders. As a result, if we make a distribution, our stockholders will receive distributions in cash unless they specifically “opt in” to the distribution reinvestment plan so as to have their cash distributions reinvested in additional shares of our common stock.

We may fund our cash distributions from any sources of funds legally available, including stock offering proceeds, if any, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and fee waivers from our Advisers. We have not established limits on the amount of funds that we may use from legally available sources to make distributions. Our distributions may exceed our earnings. As a result, a portion of the distributions we make may represent a return of capital for U.S. federal income tax purposes.

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

As of March 31, 2019, we had $120.0 million outstanding and no availability under our TIAA Credit Facility, and $380.0 million outstanding and $70.0 million available under the Deutsche Bank Credit Facility, both of which we estimated approximated fair value. Availability under each of the Credit Facilities is subject to certain limitations and the asset coverage restrictions under the 1940 Act. For further information on our Credit Facilities, including key terms and financial covenants, refer to Note 6 — Borrowings to the consolidated financial statements included in our Annual Report on Form 10-K (as amended) for the year ended December 31, 2018 as well as Note 5 — Borrowings to the condensed consolidated financial statements included elsewhere in this Report.

As a BDC, we are able to issue “senior securities,” including borrowing money from banks or other financial institutions, only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such incurrence or issuance. The Small Business Credit Availability Act, enacted into law in March 2018, among other things, amended the 1940 Act to reduce the asset coverage requirement applicable to BDCs from 200% to 150% so long as the BDC meets certain disclosure requirements, obtains certain approval and, in the case of unlisted BDCs, makes an offer to repurchase shares held by its stockholders as of the date of the requisite approval. Effectiveness of the reduced asset coverage requirements to a BDC requires approval by either (1) a “required majority” (as defined in Section 57(o) of the 1940 Act) of such BDC’s board of directors with effectiveness one year after the date of such approval or (2) a majority of the votes cast at a special or annual meeting of such BDC’s stockholders at which a quorum is present, which is effective the day after such stockholder approval. The Company has not requested or obtained either such approval. As of March 31, 2019 and December 31, 2018, our asset coverage ratio under BDC regulations was 226% and 223%, respectively.

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

 Contractual Obligations

As of March 31, 2019, we had $500.0 million in borrowings outstanding under the Credit Facilities. Our TIAA Credit Facility will mature March 6, 2020, with two one-year extension options, subject to lender approval, and the Deutsche Bank Credit Facility will mature on November 20, 2022. See Note 5 — Borrowings to the financial statements included elsewhere in this Report for a description of the Credit Facilities.

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings at March 31, 2019 is as follows:

	Payments Due By Period (dollars in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
TIAA Credit Facility (1)	$120,000	$120,000	$—	$—	$—
Deutsche Bank Credit Facility (2)	380,000	—	—	380,000	—
Total Credit Facilities	$500,000	$120,000	$—	$380,000	$—

(1)	At March 31, 2019, we had no availability under our TIAA Credit Facility.

(2)
At March 31, 2019, $70.0 million remained available under the Deutsche Bank Credit Facility; however, our borrowing ability is limited to the asset coverage restrictions imposed by the 1940 Act, as discussed above.

Off-Balance Sheet Arrangements

As of March 31, 2019, we had a total of approximately $45.1 million in outstanding commitments comprised of (i) 33 commitments to fund revolving loans that had not been fully drawn or term loans that had not been funded and (ii) four capital commitments that had not been fully called. We recognized unrealized appreciation of approximately $265,000 on our outstanding unfunded loan commitments and no unrealized appreciation or depreciation on our outstanding unfunded capital commitments during the three months ended March 31, 2019. We reasonably believe that we maintain sufficient assets and available borrowings to adequately cover and allow us to satisfy our outstanding unfunded commitments should the need arise. At December 31, 2018, we had a total of approximately $62.5 million in outstanding commitments comprised of (i) 36 commitments to fund revolving loans that had not been fully drawn or term loans that had not been funded and (ii) four capital commitments that had not been fully called. We recognized unrealized depreciation of approximately $132,000 on our outstanding unfunded loan commitments and no unrealized appreciation or depreciation on our outstanding unfunded capital commitments during the year ended December 31, 2018. We had equity commitments of up to $30.0 million to HMS-ORIX, which were fully funded as of March 31, 2019 and December 31, 2018.

	Commitments and Contingencies
	(dollars in thousands)
	March 31, 2019	December 31, 2018
Unfunded Loan Commitments
Adams Publishing Group, LLC	$985	$1,735
American Nuts, LLC	281	1,266
Apex Linen Services, Inc.	403	403
Arcus Hunting, LLC	1,374	904
ASC Ortho Management Company, LLC	750	750
BarFly Ventures, LLC	—	123
BBB Tank Services	100	200
BigName Holdings, LLC	29	29
Boccella Precast Products, LLC	500	500
Centre Technologies Holdings, LLC	600	—
Chamberlin HoldCo, LLC	400	400
Charps, LLC	1,000	1,000
Clad-Rex Steel, LLC	—	100
CTVSH, PLLC	200	200
Direct Marketing Solutions, Inc.	400	400
DTE Enterprises, LLC	750	750
Dynamic Communities, LLC	250	250
Gamber-Johnson Holdings, LLC	300	300
GRT Rubber Technologies, LLC	3,259	4,125
Guerdon Modular Holdings, Inc.	400	400
Hawk Ridge Systems, LLC	—	400
HDC/HW Intermediate Holdings, Inc.	180	180
Hoover Group, Inc.	1,450	2,375
HW Temps LLC	200	200
Implus Footcare, LLC	—	44

	Commitments and Contingencies
	(dollars in thousands)
	March 31, 2019	December 31, 2018
Independent Pet Partners Intermediate Holdings, LLC	$12,888	$22,244
Jacent Strategic Merchandising, LLC	441	—
KMC Acquisition, LLC	500	500
Laredo Energy VI, LP	1,750	—
Market Force Information, Inc.	260	350
Meisler Operating, LLC	400	400
Mystic Logistics Holdings, LLC	200	200
New Era Technology, Inc.	479	479
NexRev, LLC	1,000	1,000
NuStep, LLC	300	300
SI East , LLC	2,500	2,500
Tedder Acquisition, LLC	180	180
Volusion LLC	—	1,961
Wireless Vision Holdings, LLC	—	693
Unfunded Capital Commitments
Brightwood Capital Fund III, LP	1,000	1,000
Brightwood Capital Fund IV, LP	5,000	8,000
Copper Trail Energy Fund I LP	1,694	1,754
Freeport Financial Funds	2,744	3,942
Total	$45,147	$62,537

Recent Developments and Subsequent Events

On April 12, 2019, we filed a tender offer statement on Schedule TO with the SEC to commence an offer by us to purchase, as approved by our board of directors, an estimated 796,617.07 shares of our issued and outstanding common stock, par value $0.001 per share, at up to approximately $6.4 million. The offer is for cash at a purchase price equal to the NAV per share to be determined within 48 hours of the repurchase date.

On May 8, 2019, HMS-ORIX Holdings I LLC, a wholly owned subsidiary of HMS-ORIX, which holds all of the investments in broadly-syndicated loans held by HMS-ORIX, was merged (the “HMS-ORIX Holdings Merger”) into Mariner CLO 7, Ltd., an exempted company incorporated under the laws of the Cayman Islands (“Mariner CLO”). In connection with the HMS-ORIX Holdings Merger, HMS-ORIX made certain distributions to its members. We used the cash proceeds it received from the HMS-ORIX Holdings Merger to purchase an aggregate principal amount of approximately $25.9 million of the “Subordinated Notes” due in 2032 issued by Mariner CLO in connection with an offering of $405.9 million aggregate principal amount of notes (the “CLO Offering”). The CLO Offering’s Subordinated Notes are unsecured obligations of Mariner CLO, junior to the secured notes, and distributions to the holders of the Subordinated Notes will be made solely from distributions on the collateral held by Mariner CLO after all other payments required to be made to the holders of the secured notes have been made. The collateral for the notes issued by the Mariner CLO consists primarily of senior secured floating rate leveraged loans made to corporate and other business entities.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, in particular changes in interest rates. Changes in interest rates may affect our interest income from portfolio investments, the fair value of our fixed income investments, and our cost of funding.

Our interest income will be affected by changes in various interest rates, including LIBOR and prime rates, to the extent any of our debt investments include floating interest rates. We generally invest in floating rate debt instruments, meaning that the interest rate payable on such instrument resets periodically based upon changes in a specified interest rate index, typically the one-month or three-month LIBOR. As of March 31, 2019, approximately 88.7% of our LMM, Private Loan, and Middle Market portfolio debt investments (based on cost) contained floating interest rates. As of March 31, 2019, the one-month LIBOR was approximately 2.49% and the three-month LIBOR was approximately 2.60%. Many of our investments provide that the specified interest rate index on such instruments will never fall below a level, or floor, generally between 100 and 150 basis points regardless of the level of the specified index rate, which minimizes the negative impact to our interest income that would result from a decline in index rates.

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

The following table shows the approximate annualized increase or decrease (dollars in thousands) in the components of net investment income due to hypothetical interest rate index changes, assuming no changes in our investments and borrowings as of March 31, 2019.

Change in interest rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 200 basis points	$(12,838)	$(10,000)	(2,838)
Down 100 basis points	(8,653)	(5,000)	(3,653)
Down 50 basis points	(4,380)	(2,500)	(1,880)
Up 50 basis points	4,388	2,500	1,888
Up 100 basis points	8,777	5,000	3,777
Up 200 basis points	17,553	10,000	7,553

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

If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. As of March 31, 2019, we had not entered into any interest rate hedging arrangements.

Item 4.    Controls and Procedures.

In accordance with the Exchange Act, Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2019 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act), during the three months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our annual report on Form 10-K (as amended) for the year ended December 31, 2018, which could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Repurchases of our common stock pursuant to our tender offer are as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)

January 1, 2019 through January 31, 2019	—	$—	—	—
February 1, 2019 through February 28, 2019	820,174.35	7.99	820,174.35	—
March 1, 2019 through March 31, 2019	—	—	—	—
Total	820,174.35	7.99	820,174.35	—

Item 3.    Defaults upon Senior Securities.

None.

Item 4.    Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

Not applicable.

Item 6.    Exhibits.

Exhibit No.	Description
10.1
Fourth Quarter 2018 Conditional Income Incentive Fee Waiver Agreement, dated as of March 4, 2019, by and among the Registrant, HMS Adviser LP and MSC Adviser I, LLC (Filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on March 4, 2019 (File No. 814-00939) and incorporated herein by reference).

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

HMS INCOME FUND, INC.

Date:	May 14, 2019	By:	/s/ SHERRI W. SCHUGART
Sherri W. Schugart
Chairman, Chief Executive Officer and President

Date:	May 14, 2019	By:	/s/ RYAN T. SIMS
Ryan T. Sims
Chief Financial Officer and Secretary