Form 10-Q
period 2019-06-30
HMS INCOME FUND, INC.
filed 2019-08-13
CIK 1535778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________
 FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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

Not applicable
(Former name, former address and formal fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

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

The issuer had 79,044,802 shares of common stock outstanding as of August 12, 2019.

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

PART I — FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

HMS Income Fund, Inc.
Condensed Consolidated Balance Sheets
(dollars in thousands, except share and per share amounts)

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Portfolio investments at fair value:
Non-Control/Non-Affiliate investments (amortized cost: $918,757 and $932,495 as of June 30, 2019 and December 31, 2018, respectively)	$885,651	$901,518
Affiliate investments (amortized cost: $139,445 and $143,372 as of June 30, 2019 and December 31, 2018, respectively)	150,459	149,323
Control investments (amortized cost: $15,734 and $45,821 as of June 30, 2019 and December 31, 2018, respectively)	32,138	55,727
Total portfolio investments (amortized cost: $1,073,936 and $1,121,688 as of June 30, 2019 and December 31, 2018, respectively)	1,068,248	1,106,568

Cash and cash equivalents	20,667	21,757
Interest receivable	8,364	9,292
Receivable for securities sold	—	918
Prepaid and other assets	4,258	4,038
Deferred financing costs (net of accumulated amortization of $2,316 and $1,642 as of June 30, 2019 and December 31, 2018, respectively)	4,189	4,857
Total assets	$1,105,726	$1,147,430

LIABILITIES
Accounts payable and other liabilities	$2,277	$2,456
Stockholder distributions payable	4,521	4,676
Base management and incentive fees payable	6,964	5,854
Due to affiliates	54	57
Directors’ fees payable	70	21
Payable for securities purchased	5,466	—
Credit facilities payable	458,000	509,000
Total liabilities	477,352	522,064

Commitments and Contingencies (Note 13)

NET ASSETS
Common stock, $.001 par value; 150,000,000 shares authorized, 78,530,056 and 78,584,824 issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	79	79
Additional paid-in capital	678,175	678,627
Total accumulated earnings (loss)	(49,880)	(53,340)
Total net assets	628,374	625,366

Total liabilities and net assets	$1,105,726	$1,147,430

Net asset value per share	$8.00	$7.96

See notes to the condensed consolidated financial statements.

HMS Income Fund, Inc.
Condensed Consolidated Statements of Operations
(dollars in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
INVESTMENT INCOME:
From non-control/non-affiliate investments:
Interest income	$23,298	$22,495	$46,797	$42,752
Fee income	118	653	425	921
Dividend income	859	226	1,186	529
From affiliate investments:
Interest income	2,202	2,189	4,804	3,953
Fee income	25	53	62	102
Dividend income	638	552	1,034	1,027
From control investments:
Interest income	144	156	267	312
Fee income	18	18	35	35
Dividend income	1,346	653	3,199	1,348
Total investment income	28,648	26,995	57,809	50,979
EXPENSES:
Interest expense	6,621	6,107	13,728	11,235
Base management and incentive fees	6,964	5,737	14,089	11,431
Internal administrative services expenses	740	617	1,498	1,421
Offering costs	96	104	191	207
Professional fees	384	147	700	415
Insurance	48	48	96	96
Other general and administrative	540	493	1,056	936
Expenses before fee and expense waivers	15,393	13,253	31,358	25,741
Waiver of internal administrative services expenses	(740)	(617)	(1,498)	(1,421)
Total expenses, net of fee and expense waivers	14,653	12,636	29,860	24,320
Net investment income before taxes	13,995	14,359	27,949	26,659
Income tax expense, including excise tax	101	95	159	197
NET INVESTMENT INCOME	13,894	14,264	27,790	26,462
NET REALIZED GAIN (LOSS) ON INVESTMENTS
Non-Control/Non-Affiliate investments	559	(536)	(1,072)	(8,693)
Affiliate investments	242	—	(5,266)	912
Control investments	(598)	—	(598)	—
Total net realized gain (loss) on investments	203	(536)	(6,936)	(7,781)
NET REALIZED INCOME	14,097	13,728	20,854	18,681
NET CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION) ON INVESTMENTS
Non-Control/Non-Affiliate investments	(6,155)	(2,147)	(1,824)	7,316
Affiliate investments	811	388	4,437	880
Control investments	3,023	253	7,129	902
Total net change in unrealized appreciation (depreciation) on investments	(2,321)	(1,506)	9,742	9,098
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$11,776	$12,222	$30,596	$27,779
PER SHARE INFORMATION - BASIC AND DILUTED
NET INVESTMENT INCOME PER SHARE	$0.17	$0.18	$0.35	$0.33
NET REALIZED INCOME PER SHARE	$0.17	$0.17	$0.26	$0.23
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE (EARNINGS PER SHARE)	$0.15	$0.16	$0.39	$0.35
WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	78,793,480	79,330,060	78,806,540	79,586,935

See notes to the condensed consolidated financial statements.

HMS Income Fund, Inc.
Condensed Consolidated Statements of Changes in Net Assets
(dollars in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Change in Net Assets from Operations:
Net investment income	$13,894	$14,264	$27,790	$26,462
Net realized gain (loss) on investments	203	(536)	(6,936)	(7,781)
Net change in unrealized appreciation (depreciation) on investments	(2,321)	(1,506)	9,742	9,098
Net increase in net assets resulting from operations	11,776	12,222	30,596	27,779

Change in Net Assets from Stockholders’ Distributions:
Net decrease in net assets resulting from stockholders’ distributions	(13,754)	(13,855)	(27,360)	(27,658)

Change in Net Assets from Capital Share Transactions:
Reinvestment of stockholder distributions	6,369	6,890	12,735	13,819
Repurchase of common stock	(6,410)	(10,154)	(12,963)	(19,560)
Net decrease in net assets resulting from capital share transactions	(41)	(3,264)	(228)	(5,741)

Total Increase (Decrease) in Net Assets	(2,019)	(4,897)	3,008	(5,620)
Net Assets at beginning of the period	630,393	647,066	625,366	647,789
Net Assets at end of the period	$628,374	$642,169	$628,374	$642,169

NAV per share at end of the period	$8.00	$8.15	$8.00	$8.15
Distributions declared per share	$0.18	$0.18	$0.35	$0.35

Common shares outstanding, beginning of the period	78,547,196	79,201,065	78,584,824	79,511,731
Issuance of common shares pursuant to distribution reinvestment plan	786,100	830,233	1,568,643	1,666,634
Repurchase of common shares	(803,240)	(1,242,891)	(1,623,411)	(2,389,958)
Common shares outstanding, end of the period	78,530,056	78,788,407	78,530,056	78,788,407

See notes to the condensed consolidated financial statements.

HMS Income Fund, Inc.
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)
(Unaudited)

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$30,596	$27,779
Adjustments to reconcile net increase in net assets resulting from operations to net cash generated from (used in) operating activities:
Principal repayments received and proceeds from sales of investments in portfolio companies	191,462	243,113
Investments in portfolio companies	(138,818)	(314,312)
Net change in unrealized (appreciation) on portfolio investments	(9,742)	(9,098)
Net realized loss on sale of portfolio investments	6,936	7,781
Amortization of deferred financing costs	674	667
Amortization of deferred offering costs	191	207
Accretion of unearned income	(4,054)	(4,286)
Net payment-in-kind interest accrual	(2,365)	(483)
Changes in other assets and liabilities:
Interest receivable	928	633
Prepaid and other assets	638	(528)
Base management and incentive fees payable	1,110	55
Due to affiliates	(3)	(13)
Directors’ fees payable	49	26
Accounts payable and other liabilities	242	143
Net cash generated from (used in) operating activities	77,844	(48,316)

CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of common stock	(12,963)	(19,560)
Payment of offering costs	(191)	(207)
Payment of stockholder distributions	(14,780)	(14,075)
Repayments on credit facilities payable	(108,000)	(169,000)
Proceeds from credit facilities payable	57,000	243,000
Net cash generated from (used in) financing activities	(78,934)	40,158

Net decrease in cash and cash equivalents	(1,090)	(8,158)

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	21,757	45,791

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$20,667	$37,633

See notes to the condensed consolidated financial statements.

-

HMS Income Fund, Inc. Consolidated Schedule of Investments
As of June 30, 2019
(dollars in thousands)
Portfolio Company (1) (3)	Business Description	Type of Investment (2) (3)	Index Rate (22)	Principal (7)	Cost (7)	Fair Value (26)

Control Investments (6)
CTMH, LP (9) (15)	Investment Partnership	LP Interests (CTMH, LP) (Fully diluted 38.8%)	—	$—	$872	$872
GRT Rubber Technologies, LLC (10) (13)	Manufacturer of Engineered Rubber Products	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 9.44%, Secured Debt (Maturity - December 31, 2023) (8)	1 month LIBOR	6,530	6,506	6,530
		Member Units (2,896 units) (16)	—	—	6,435	22,721
					12,941	29,251
Harris Preston Fund Investments (9) (15)	Investment Partnership	LP Interests (2717 MH, LP) (Fully diluted 49.3%)	—	—	1,735	1,829
HMS-ORIX SLF, LLC (9) (15)	Investment Partnership	Membership Interests (Fully diluted 60.0%) (16)	—	—	186	186

Subtotal Control Investments (6) (3% of total investments at fair value)					$15,734	$32,138
Affiliate Investments (4)
AFG Capital Group, LLC (10) (13)	Provider of Rent-to-Own Financing Solutions and Services	10.00% Secured Debt (Maturity - May 25, 2022) (14)	None	$253	$253	$253
		Member Units (46 units) (16)	—	—	300	1,138
					553	1,391
Brewer Crane Holdings, LLC (10) (13)	Provider of Crane Rental and Operating Services	LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 12.44%, Secured Debt (Maturity - January 9, 2023) (8)	1 month LIBOR	2,325	2,290	2,290
		Preferred Member Units (737 units) (16)	—	—	1,070	1,070
					3,360	3,360
Centre Technologies Holdings, LLC (10) (13)	Provider of IT Hardware Services and Software Solutions	LIBOR Plus 9.00% (Floor 2.00%), Current Coupon 11.50%, Secured Debt (Maturity - January 4, 2024) (8)	1 month LIBOR	3,060	2,998	3,003
		Preferred Member Units (3,174 units)	—	—	1,460	1,460
					4,458	4,463
Chamberlin Holding, LLC (10) (13)	Roofing and Waterproofing Specialty Subcontractor	LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 12.63%, Secured Debt (Maturity - February 23, 2023) (8)	1 month LIBOR	4,719	4,612	4,612
		Member Units (1,087 units) (16)	—	—	2,860	5,749
		Member Units (Chamberlin Langfield Real Estate, LLC) (1 unit) (16)	—	—	183	183
					7,655	10,544
Charlotte Russe, Inc.	Fast-Fashion Retailer to Young Women	Common Stock (14,973 shares)	—	—	2,470	—
Charps, LLC (10) (13)	Pipeline Maintenance and Construction	15.00% Secured Debt (Maturity - June 5, 2022) (14)	None	500	500	500
		Preferred Member Units (400 units) (16)	—	—	100	1,158
					600	1,658
Clad-Rex Steel, LLC (10) (13)	Specialty Manufacturer of Vinyl-Clad Metal	LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 11.44%, Secured Debt (Maturity - December 20, 2021) (8)	1 month LIBOR	2,920	2,886	2,920
		Member Units (179 units) (16)	—	—	1,820	2,568
		10.00% Secured Debt (Clad-Rex Steel RE Investor, LLC) (Maturity - December 19, 2036)	None	288	285	285
		Member Units (Clad-Rex Steel RE Investor, LLC) (200 units)	—	—	53	88
					5,044	5,861
Copper Trail Energy Fund I, LP (9) (15)	Investment Partnership	LP Interests (Copper Trail Energy Fund I, LP) (Fully diluted 12.4%) (16)	—	—	2,311	3,072
Digital Products Holdings LLC (10) (13)	Designer and Distributor of Consumer Electronics	LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 12.50%, Secured Debt (Maturity - March 31, 2023) (8)	1 month LIBOR	6,269	6,167	6,219
		Preferred Member Units (863 units) (16)	—	—	2,116	1,992
					8,283	8,211
Direct Marketing Solutions, Inc. (10) (13)	Provider of Omni-Channel Direct Marketing Services	LIBOR Plus 11.00% (Floor 1.00%), Current Coupon 13.50%, Secured Debt (Maturity - February 13, 2023) (8)	1 month LIBOR	$4,387	$4,290	$4,297
		Preferred Stock (2,100 shares)	—	—	2,100	4,038
					6,390	8,335
Freeport Financial Funds (9) (15)	Investment Partnership	LP Interests (Freeport First Lien Loan Fund III, LP) (Fully diluted 6.0%) (16)	—	—	10,555	10,290
Gamber-Johnson Holdings, LLC (10) (13)	Manufacturer of Ruggedized Computer Mounting Systems	LIBOR Plus 7.00% (Floor 2.00%), Current Coupon 9.44%, Secured Debt (Maturity - June 24, 2021) (8)	1 month LIBOR	4,955	4,895	4,955
		Member Units (2,155 units) (16)	—	—	3,711	11,367
					8,606	16,322
Guerdon Modular Holdings, Inc. (10) (13)	Multi-Family and Commercial Modular Construction Company	16.00% Secured Debt (Maturity - October 1, 2019) (18)	None	3,147	3,135	2,621
		LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 11.09%, Secured Debt (Maturity - October 1, 2019) (8) (18)	3 month LIBOR	116	116	116
		Common Stock (53,008 shares)	—	—	746	—
		Class B Preferred Stock (101,250 shares)	—	—	285	—
					4,282	2,737
Gulf Publishing Holdings, LLC (10) (13)	Energy Industry Focused Media and Publishing	12.50% Secured Debt (Maturity - April 29, 2021)	None	3,134	3,105	3,105
		LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 11.94%, Secured Debt (Maturity - September 30, 2020) (8)	1 month LIBOR	80	80	80
		Member Units (920 units)	—	—	920	1,082
					4,105	4,267
Harris Preston Fund Investments (9) (15)	Investment Partnership	LP Interests (HPEP 3, LP) (Fully diluted 8.2%)	—	—	2,233	2,233
Hawk Ridge Systems, LLC (9) (10) (13)	Value-Added Reseller of Engineering Design and Manufacturing Solutions	10.00% Secured Debt (Maturity - December 2, 2021)	None	3,350	3,310	3,350
		Preferred Member Units (56 units) (16)	—	—	713	1,815
		Preferred Member Units (HRS Services, ULC) (56 units) (16)	—	—	38	95
					4,061	5,260
KMC Investor, LLC (10) (13)	Precision Metal Parts Manufacturing	11.50% Secured Debt (Maturity - October 31, 2023) (8)	None	6,799	6,611	6,617
		9.00% Secured Debt (Maturity October 31, 2048)	None	998	980	980
		Member Units (145 units)	—	—	248	248
		Member Units (KMC RE Investor, LLC) (200 units) (16)	—	—	3,060	3,060
					10,899	10,905
Market Force Information, Inc. (10) (13)	Provider of Customer Experience Management Services	LIBOR Plus 11.00% (Floor 1.00%), Current Coupon 13.52%, Secured Debt (Maturity - July 28, 2022) (8)	3 month LIBOR	5,700	5,628	5,628
		LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 9.52%, Secured Debt (Maturity - July 28, 2022) (8)	3 month LIBOR	377	377	377
		Member Units (170,000 units)	—	—	3,675	2,756
					9,680	8,761
M.H. Corbin Holding LLC (10) (13)	Manufacturer and Distributor of Traffic Safety Products	5.00% Current / 5.00% PIK Secured Debt (Maturity - March 15, 2022)	None	2,158	2,132	2,158
		Preferred Member Units (16,500 units)	—	—	1,100	1,192
		Common Units (1,000 units)	—	—	1,500	5
					4,732	3,355

Mystic Logistics Holdings, LLC (10) (13)	Logistics and Distribution Services Provider for Large Volume Mailers	12.00% Secured Debt (Maturity - August 15, 2019)	None	$1,770	$1,766	$1,766
		Common Stock (1,468 shares)	—	—	680	522
					2,446	2,288
NexRev, LLC (10) (13)	Provider of Energy Efficiency Products & Services	11.00% Secured Debt (Maturity - February 28, 2023)	None	4,305	4,231	4,238
		Preferred Member Units (21,600,000 units) (16)	—	—	1,720	1,719
					5,951	5,957
NuStep, LLC (10) (13)	Designer, Manufacturer and Distributor of Fitness Equipment	12.00% Secured Debt (Maturity - January 31, 2022)	None	5,150	5,086	5,086
		Preferred Member Units (102 units)	—	—	2,550	2,550
					7,636	7,636
SI East, LLC (10) (13)	Rigid Industrial Packaging Manufacturing	10.25% Secured Debt (Maturity - August 31, 2023)	None	11,563	11,401	11,563
		Preferred Member Units (52 units) (16)	—	—	2,000	2,244
					13,401	13,807
Tedder Acquisition, LLC (10) (13)	Manufacturer of Firearm Holsters and Accessories	12.00% Secured Debt (Maturity - August 31, 2023)	None	4,100	3,992	3,992
		12.00% Secured Debt (Maturity - August 31, 2020)	None	200	198	198
		Preferred Member Units (110 units)	—	—	1,869	1,869
					6,059	6,059
Trantech Radiator Topco, LLC (10) (13)	Transformer Cooling Products and Services	12.00% Secured Debt (Maturity - May 31, 2024)	None	2,600	2,511	2,523
		Common Stock (154 shares) (16)	—	—	1,164	1,164
					3,675	3,687

Subtotal Affiliate Investments (4) (14% of total investments at fair value)					$139,445	$150,459

Non-Control/Non-Affiliate Investments (5)
AAC Holdings Inc. (8)	Substance Abuse Treatment Service Provider	LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 9.33% / 4.00% PIK, Current Coupon Plus PIK 13.33%, Secured Debt (Maturity - June 30, 2023)	3 month LIBOR	$14,396	$14,025	$12,957
		LIBOR Plus 8.75% (Floor 1.00%), Current Coupon 13.49%, Secured Debt (Maturity - April 15, 2020)	3 month LIBOR	1,855	1,687	1,883
					15,712	14,840
Adams Publishing Group, LLC (8) (11)	Local Newspaper Operator	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 10.08%, Secured Debt (Maturity - July 3, 2023)	3 month LIBOR	7,070	6,950	6,943
		LIBOR Plus 7.00% (Floor 1.50%), Current Coupon 9.85%, Secured Debt (Maturity - July 3, 2023)	3 month LIBOR	223	208	219
		PRIME Plus 4.00% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity - July 3, 2023)	PRIME	5,000	4,920	4,920
					12,078	12,082
ADS Tactical, Inc. (8) (11)	Value-Added Logistics and Supply Chain Solutions Provider to the Defense Industry	LIBOR Plus 6.25% (Floor 0.75%), Current Coupon 8.65%, Secured Debt (Maturity - July 26, 2023)	1 month LIBOR	15,910	15,860	15,910
Aethon United BR, LP (8) (11)	Oil & Gas Exploration & Production	LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 9.16%, Secured Debt (Maturity - September 8, 2023) (14)	1 month LIBOR	4,063	4,016	4,063
Allen Media, LLC (8)	Operator of Cable Television Networks	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.90%, Secured Debt (Maturity - August 30, 2023)	3 month LIBOR	16,708	16,285	16,667
American Nuts, LLC (8) (11)	Roaster, Mixer and Packager of Bulk Nuts and Seeds	LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 12.09%, Secured Debt (Maturity - April 10, 2023)	3 month LIBOR	12,298	12,074	11,916
American Scaffold Holdings, Inc. (8) (11)	Marine Scaffolding Service Provider	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.83%, Secured Debt (Maturity - March 31, 2022)	3 month LIBOR	$5,970	$5,923	$5,941
American Teleconferencing Services, Ltd. (8)	Provider of Audio Conferencing and Video Collaboration Solutions	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 9.06%, Secured Debt (Maturity - December 8, 2021)	2 month LIBOR	14,163	13,619	8,321
APTIM Corp	Engineering, Construction and Procurement	7.75% Secured Debt (Maturity - June 15, 2025)	None	6,952	6,208	5,318
Arcus Hunting, LLC (8) (11)	Manufacturer of Bowhunting and Archery Products and Accessories	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 9.59%, Secured Debt (Maturity - November 13, 2020)	1 month LIBOR	7,832	7,819	7,832
Arise Holdings, Inc. (11)	Tech-Enabled Business Process Outsourcing	Preferred Stock (1,000,000 shares)	—	—	1,000	1,896
ASC Ortho Management Company, LLC (11)	Provider of Orthopedic Services	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 10.09%, Secured Debt (Maturity - August 31, 2023) (8)	3 month LIBOR	4,602	4,512	4,459
		13.25% PIK Secured Debt (Maturity - December 1, 2023) (14)	None	1,678	1,639	1,641
					6,151	6,100
ATI Investment Sub, Inc. (8)	Manufacturer of Solar Tracking Systems	LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 9.66%, Secured Debt (Maturity - June 22, 2021)	1 month LIBOR	3,385	3,329	3,152
ATX Networks Corp. (8) (9)	Provider of Radio Frequency Management Equipment	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 8.35% / 1.00% PIK, Current Coupon Plus PIK 9.35%, Secured Debt (Maturity - June 11, 2021)	3 month LIBOR	13,830	13,671	13,104
BarFly Ventures, LLC (11)	Casual Restaurant Group	12.00% Secured Debt (Maturity - August 31, 2020)	None	3,395	3,369	3,293
		Warrants (.410 equivalent units, Expiration - August 31, 2025)	—	—	158	137
		Options (.99 equivalent units)	—	—	202	313
					3,729	3,743
BBB Tank Services, LLC (10) (13)	Maintenance, Repair and Construction Services to the Above-Ground Storage Tank Market	LIBOR Plus 11.00% (Floor 1.00%), Current Coupon 13.44%, Secured Debt (Maturity - April 8, 2021)	1 month LIBOR	1,160	1,155	1,129
		Preferred Stock (28,280 units)	—	—	28	31
		Member Units (200,000 units)	—	—	200	30
					1,383	1,190
Berry Aviation, Inc. (11)	Airline Charter Service Operator	10.50% Current / 1.50% PIK, Secured Debt (Maturity - January 6, 2024) (14)	None	4,514	4,455	4,514
		Preferred Member Units (Berry Acquisition, LLC) (1,548,387 units, 8.00% cumulative) (16)	—	—	1,548	1,661
					6,003	6,175
BigName Commerce, LLC (8) (11)	Provider of Envelopes and Complimentary Stationery Products	LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 9.84%, Secured Debt (Maturity - May 11, 2022)	1 month LIBOR	2,412	2,394	2,377
Binswanger Enterprises, LLC (8) (11)	Glass Repair and Installation Service Provider	LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 10.32%, Secured Debt (Maturity - March 9, 2022)	3 month LIBOR	13,828	13,628	13,828
		Member Units (1,050,000 units)	—	—	1,050	1,230
					14,678	15,058
Bluestem Brands, Inc. (8)	Multi-Channel Retailer of General Merchandise	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 10.00%, Secured Debt (Maturity - November 6, 2020)	3 month LIBOR	11,794	11,713	8,993
Boccella Precast Products, LLC (10) (13)	Manufacturer of Precast Hollow Core Concrete	LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 14.59%, Secured Debt (Maturity - June 30, 2022) (8)	3 month LIBOR	3,551	3,491	3,551
		Member Units (540,000 units) (16)	—	—	564	1,340
					4,055	4,891

Brightwood Capital Fund Investments (9) (15)	Investment Partnership	LP Interests (Brightwood Capital Fund III, LP) (Fully diluted 1.60%) (16)	—	$—	$3,995	$3,406
		LP Interests (Brightwood Capital Fund IV, LP) (Fully diluted 0.80%) (16)	—	—	7,037	7,126
					11,032	10,532
Buca C, LLC (10) (13)	Casual Restaurant Group	LIBOR Plus 9.25% (Floor 1.00%), Current Coupon 11.68%, Secured Debt (Maturity - June 30, 2020) (8)	1 month LIBOR	12,670	12,609	12,517
		Preferred Member Units (4 units, 6.00% cumulative) (16)	—	—	3,040	3,040
					15,649	15,557
Cadence Aerospace, LLC (8) (11)	Aerospace Manufacturing	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.83%, Secured Debt (Maturity - November 14, 2023)	3 month LIBOR	19,218	19,218	19,371
CAI Software, LLC (10) (13)	Provider of Specialized Enterprise Resource Planning Software	12.00% Secured Debt (Maturity - December 7, 2023)	None	2,550	2,554	2,550
		Member Units (16,742 units) (16)	—	—	188	1,235
					2,742	3,785
Cenveo Corporation	Provider of Digital Marketing Agency Services	LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 11.42%, Secured Debt (Maturity - June 7, 2023) (8)	1 month LIBOR	4,449	4,146	4,260
		Common Stock (138,889 shares)	—	—	4,163	2,014
					8,309	6,274
Chisholm Energy Holdings, LLC (8) (11)	Oil & Gas Exploration & Production	LIBOR Plus 6.25% (Floor 1.50%), Current Coupon 8.77%, Secured Debt (Maturity - May 15, 2026) (14)	3 month LIBOR	3,571	3,473	3,473
Clarius BIGS, LLC (11) (18)	Prints & Advertising Film Financing	15.00% PIK Secured Debt (Maturity - January 5, 2015) (18)	None	2,128	1,870	28
		20.00% PIK Secured Debt (Maturity - January 5, 2015) (18)	None	770	677	10
					2,547	38
Clickbooth.com, LLC (8) (11)	Provider of Digital Advertising Performance Marketing Solutions	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 11.10%, Secured Debt (Maturity - December 5, 2022)	3 month LIBOR	2,700	2,657	2,700
Construction Supply Investments, LLC (11)	Distribution Platform of Specialty Construction Materials to Professional Concrete and Masonry Contractors	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 8.41%, Secured Debt (Maturity - June 30, 2023) (8)	1 month LIBOR	16,455	16,347	16,413
		Member units (42,207 units)	—	—	4,409	6,512
					20,756	22,925
CTVSH, PLLC (8) (11) (13)	Emergency Care and Specialty Service Animal Hospital	LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 10.52%, Secured Debt (Maturity - August 3, 2022)	1 month LIBOR	2,600	2,563	2,600
Datacom, LLC (10) (13)	Technology and Telecommunications Provider	10.50% PIK Secured Debt (Maturity - May 30, 2019) (18) (19)	None	1,384	1,369	1,082
		8.00% Secured Debt (Maturity - May 30, 2019) (18) (19)	None	200	200	173
		Class A Preferred Member Units (1,530 units)	—	—	144	—
		Class B Preferred Member Units (717 units)	—	—	670	—
					2,383	1,255
Digital River, Inc. (8)	Provider of Outsourced e-Commerce Solutions and Services	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 8.43%, Secured Debt (Maturity - February 12, 2021)	3 month LIBOR	9,759	9,707	9,808
DTE Enterprises, LLC (11)	Industrial Powertrain Repair and Services	LIBOR Plus 7.50% (Floor 1.50%), Current Coupon 10.11%, Secured Debt (Maturity - April 13, 2023) (8)	3 month LIBOR	11,742	11,548	11,742
		Class AA Preferred Member Units (non-voting) (16)	—	—	797	797
		Class A Preferred Member Units (776,316 units) (16)	—	—	776	1,490
					13,121	14,029
Dynamic Communities, LLC (8) (11)	Developer of Business Events and Online Community Groups	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 9.85%, Secured Debt (Maturity - July 17, 2023)	3 month LIBOR	5,495	5,400	5,347
Elite SEM, Inc. (8) (11)	Provider of Digital Marketing Agency Services	LIBOR Plus 8.44% (Floor 1.00%), Current Coupon 10.86%, Secured Debt (Maturity - February 1, 2022)	3 month LIBOR	$6,875	$6,766	$6,854
Epic Y-Grade Services, LP (8)	NGL Transportation & Storage	LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 7.90%, Secured Debt (Maturity - June 13, 2024)	1 month LIBOR	15,275	15,012	14,855
Evergreen Skills Lux S.á r.l. (d/b/a Skillsoft) (8) (9)	Technology-Based Performance Support Solutions	LIBOR Plus 8.25% (Floor 1.00%), Current Coupon 10.65%, Secured Debt (Maturity - April 28, 2022) (14)	1 month LIBOR	10,901	10,626	4,297
Felix Investments Holdings II, LLC (8) (11)	Oil and Gas Exploration and Production	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 9.06%, Secured Debt (Maturity - August 9, 2022)	3 month LIBOR	5,000	4,935	4,975
Flavors Holdings, Inc. (8)	Global Provider of Flavoring and Sweetening Products and Solutions	LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 8.08%, Secured Debt (Maturity - April 3, 2020)	3 month LIBOR	10,719	10,552	10,049
GI KBS Merger Sub LLC (8)	Outsourced Janitorial Services to Retail/Grocery Customers	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 11.08%, Secured Debt (Maturity - April 29, 2022) (14)	3 month LIBOR	14,700	14,643	14,829
Good Source Solutions, Inc. (8) (11)	Specialized Food Distributor	LIBOR Plus 8.32% (Floor 1.00%), Current Coupon 10.65%, Secured Debt (Maturity - June 29, 2023)	3 month LIBOR	5,000	4,956	4,895
GoWireless Holdings, Inc. (8)	Provider of Wireless Telecommunications Carrier Services	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.90%, Secured Debt (Maturity - December 22, 2024)	3 month LIBOR	15,326	15,207	14,936
HDC/HW Intermediate Holdings, LLC (8) (11)	Managed Services and Hosting Provider	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 9.83%, Secured Debt (Maturity - December 21, 2023)	3 month LIBOR	1,852	1,816	1,849
Hoover Group, Inc. (8) (9) (11)	Provider of Storage Tanks and Related Products to the Energy and Petrochemical Markets	LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 9.68%, Secured Debt (Maturity - January 28, 2021)	3 month LIBOR	14,621	14,147	14,255
		LIBOR Plus 6.00% (Floor 0.00%), Current Coupon 9.18%, Secured Debt (Maturity - January 28, 2020)	3 month LIBOR	6,950	6,702	6,559
					20,849	20,814
Hunter Defense Technologies, Inc. (8) (11)	Provider of Military and Commercial Shelters and Systems	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 9.33%, Secured Debt (Maturity - March 29, 2023)	3 month LIBOR	8,696	8,577	8,696
HW Temps LLC (10) (13)	Temporary Staffing Solutions	8.00% Secured Debt (Maturity - March 29, 2023)	None	2,680	2,621	2,355
Hydrofarm Holdings, LLC (8) (11)	Wholesaler of Horticultural Products	LIBOR Plus 10.00%, Current Coupon 3.72% / 8.68% PIK, Current Coupon Plus PIK 12.40%, Secured Debt (Maturity - May 12, 2022)	1 month LIBOR	7,309	7,217	5,840
iEnergizer Limited (8) (9) (11)	Provider of Business Outsourcing Solutions	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 8.40%, Secured Debt (Maturity - April 17, 2024)	1 month LIBOR	14,488	14,347	14,346
Implus Footcare, LLC (8) (11)	Provider of Footwear and Related Accessories	LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 8.58%, Secured Debt (Maturity - April 30, 2024)	3 month LIBOR	17,063	16,682	17,063
Independent Pet Partners Intermediate Holdings, LLC (8) (11)	Omnichannel Retailer of Specialty Pet Products	LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 11.66%, Secured Debt (Maturity - November 19, 2023) (14)	3 month LIBOR	13,237	12,986	13,197
		Member Units (1,191,667 units)	—	—	1,192	1,192
					14,178	14,389
Industrial Services Acquisitions, LLC (11)	Industrial Cleaning Services	6.00% Current / 7.00% PIK, Current Coupon 13.00%, Unsecured Debt (Maturity - December 17, 2022) (17)	None	11,598	11,574	11,598
		Member Units (Industrial Services Investments, LLC) (336 units; 10.00% cumulative)	—	—	202	202
		Preferred Member Units (Industrial Services Investments, LLC) (187 units, 20.00% cumulative)	—	—	124	124
		Member Units (Industrial Services Investments, LLC) (2,100 units)	—	—	2,100	1,214
					14,000	13,138
Intermedia Holdings, Inc. (8)	Unified Communications as a Service	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 8.40%, Secured Debt (Maturity - July 19, 2025)	1 month LIBOR	3,534	3,502	3,542
Isagenix International, LLC (8)	Direct Marketer of Health and Wellness Products	LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 8.08%, Secured Debt (Maturity - June 14, 2025)	3 month LIBOR	$6,107	$6,052	$4,855
Jackmont Hospitality, Inc. (8) (11)	Franchisee of Casual Dining Restaurants	LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 9.15%, Secured Debt (Maturity - May 26, 2021)	1 month LIBOR	8,224	8,212	8,224
Joerns Healthcare, LLC (8)	Manufacturer and Distributor of Health Care Equipment & Supplies	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 8.52%, Secured Debt (Maturity - May 9, 2020) (18)	3 month LIBOR	11,119	11,034	5,315
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 8.40%, Secured Debt (Maturity - October 24, 2019)	1 month LIBOR	944	944	944
					11,978	6,259
Kemp Technologies Inc. (8) (11)	Provider of Application Delivery Controllers	LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 8.58%, Secured Debt (Maturity - March 29, 2024)	3 month LIBOR	7,500	7,350	7,350
Knight Energy Services LLC (11)	Oil and Gas Equipment and Services	8.50% Secured Debt (Maturity - February 9, 2024)	None	792	792	792
		Class A-2 Shares (25,692 units)	—	—	1,843	1,843
					2,635	2,635
Kore Wireless Group, Inc. (12)	Mission Critical Software Platform	LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 7.83%, Secured Debt (Maturity - December 20, 2024) (8)	3 month LIBOR	5,486	5,466	5,452
Larchmont Resources, LLC	Oil & Gas Exploration & Production	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 9.46%, Secured Debt (Maturity - August 7, 2020) (8)	3 month LIBOR	3,614	3,614	3,407
		Member units (Larchmont Intermediate Holdco, LLC) (4,806 units)	—	—	601	1,201
					4,215	4,608
Laredo Energy VI, LP (8) (11)	Oil and Gas Exploration and Production	LIBOR Plus 10.50% (Floor 2.00%) PIK, Current Coupon 13.05%, Secured Debt (Maturity - November 19, 2021)	6 month LIBOR	9,317	9,112	9,112
Lightbox Holdings, L.P. (8)	Provider of Commercial Real Estate Software	LIBOR Plus 5.00% (Floor 0.00%), Current Coupon 7.45%, Secured Debt (Maturity - May 9, 2026)	3 month LIBOR	5,000	4,926	4,950
LL Management, Inc. (8) (11)	Medical Transportation Service Provider	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.23%, Secured Debt (Maturity - September 25, 2023)	3 month LIBOR	13,783	13,639	13,639
Logix Acquisition Company, LLC (8) (11)	Competitive Local Exchange Carrier	LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 8.15%, Secured Debt (Maturity - December 22, 2024) (23)	1 month LIBOR	12,824	12,744	12,824
LSF9 Atlantis Holdings, LLC (8)	Provider of Wireless Telecommunications Carrier Services	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 8.42%, Secured Debt (Maturity - May 1, 2023)	1 month LIBOR	13,300	13,224	12,505
Lulu’s Fashion Lounge, LLC (8) (11)	Fast Fashion E-Commerce Retailer	LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 11.40%, Secured Debt (Maturity - August 28, 2022)	1 month LIBOR	5,923	5,763	5,805
Mac Lean-Fogg Company (11)	Manufacturer and Supplier for Auto and Power Markets	LIBOR Plus 4.75%, Current Coupon 7.08%, Secured Debt (Maturity - December 22, 2025) (8)	3 month LIBOR	7,171	7,116	7,116
		Preferred Stock (650 shares, 4.50% cash / 9.25% PIK, cumulative) (16)	—	—	757	757
					7,873	7,873
Mariner CLO 7, Ltd. (9) (15)	Structured Finance	Subordinated Structured Notes (estimated yield of 12.0% due April 30, 2032)	—	25,935	23,277	23,277
Meisler Operating, LLC (10) (13)	Provider of Short Term Trailer and Container Rental	LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 9.85%, Secured Debt (Maturity - June 7, 2022) (8)	3 month LIBOR	6,300	6,187	6,294
		Member Units (Milton Meisler Holdings, LLC) (12,139 units)	—	—	1,214	1,758
					7,401	8,052
MHVC Acquisition Corp. (8)	Provider of Differentiated Information Solutions, Systems Engineering and Analytics	LIBOR Plus 5.25% (Floor 1.00%), Current Coupon 7.66%, Secured Debt (Maturity - April 29, 2024)	1 month LIBOR	7,820	7,780	7,771
Mills Fleet Farm Group, LLC (8) (11)	Omnichannel Retailer of Work, Farm and Lifestyle Merchandise	LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 8.65%, Secured Debt (Maturity - October 24, 2024)	1 month LIBOR	14,925	14,652	14,652
Mobileum, Inc. (8) (11)	Provider of Big Data Analytics to Telecom Service Providers	LIBOR Plus 10.25% (Floor 0.75%), Current Coupon 12.58%, Secured Debt (Maturity - May 1, 2022) (14)	3 month LIBOR	$7,500	$7,439	$7,440
New Era Technology, Inc. (8) (11)	Managed Services and Hosting Provider	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.94%, Secured Debt (Maturity - June 22, 2023)	1 month LIBOR	9,039	8,907	8,966
New Media Holdings II LLC (8) (9)	Local Newspaper Operator	LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 8.58%, Secured Debt (Maturity - July 14, 2022)	3 month LIBOR	9,669	9,590	9,641
NNE Partners, LLC (8) (11)	Oil & Gas Exploration & Production	LIBOR Plus 8.00%, (Floor 0.00%) Current Coupon 10.52%, Secured Debt (Maturity - March 2, 2022)	3 month LIBOR	20,417	20,295	20,417
North American Lifting Holdings, Inc. (8)	Crane Service Provider	LIBOR Plus 4.50% (Floor 1.00%), Current Coupon 6.83%, Secured Debt (Maturity - November 27, 2020)	3 month LIBOR	6,211	5,878	5,899
Novetta Solutions, LLC (8)	Provider of Advanced Analytics Solutions for Defense Agencies	LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 7.41%, Secured Debt (Maturity - October 17, 2022)	1 month LIBOR	14,900	14,610	14,683
NTM Acquisition Corp. (8)	Provider of B2B Travel Information Content	LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 8.65%, Secured Debt (Maturity - June 7, 2022)	1 month LIBOR	3,979	3,954	3,919
Pasha Group (8)	Diversified Logistics and Transportation Provided	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 9.94%, Secured Debt (Maturity - January 26, 2023)	2 month LIBOR	9,961	9,713	10,067
Permian Holdco 2, Inc.	Storage Tank Manufacturer	14.00% PIK Unsecured Debt (Maturity - October 15, 2021) (17)	None	1,061	1,061	775
		18.00% PIK Unsecured Debt (Maturity - June 30, 2022) (17)	None	725	725	725
		Series A Preferred Shares (Permian Holdco 1, Inc.) (386,255 shares) (16)	—	—	1,997	825
		Common Shares (Permian Holdco 1, Inc.) (386,255 shares)	—	—	—	—
					3,783	2,325
Pier 1 Imports, Inc. (8)	Decorative Home Furnishings Retailer	LIBOR Plus 3.50% (Floor 1.00%), Current Coupon 5.70%, Secured Debt (Maturity - April 30, 2021)	3 month LIBOR	7,415	7,184	1,854
PricewaterhouseCoopers Public Sector LLP (8)	Provider of Consulting Services to Governments	LIBOR Plus 7.50%, Current Coupon 9.90%, Secured Debt (Maturity - May 1, 2026) (14)	1 month LIBOR	14,100	14,055	14,030
Rise Broadband (8) (11)	Fixed Wireless Broadband Provider	LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 10.41%, Secured Debt (Maturity - May 2, 2023)	3 month LIBOR	14,813	14,691	14,813
RM Bidder, LLC (11)	Scripted and Unscripted TV and Digital Programming Provider	Common Stock (1,854 shares)	—	—	31	8
		Series A Warrants (124,915 equivalent units, Expiration - October 20, 2025)	—	—	284	—
		Series B Warrants (93,686 equivalent units, Expiration - October 20, 2025)	—	—	—	—
					315	8
Salient Partners, LP (8) (11)	Provider of Asset Management Services	LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 8.18%, Secured Debt (Maturity - June 9, 2021)	1 month LIBOR	6,900	6,923	6,872
Slick Software Holdings LLC (10) (13)	Text Messaging Marketing Platform	14.00% Secured Debt (Maturity - September 13, 2023)	—	1,600	1,510	1,510
		Member units (17,500 units)	—	—	175	222
		Warrants (4,521 equivalent units, Expiration - September 13, 2028)	—	—	45	60
					1,730	1,792
Smart Modular Technologies, Inc. (8) (9) (11)	Provider of Specialty Memory Solutions	LIBOR Plus 6.25%, (Floor 1.00%), Current Coupon 8.75%, Secured Debt (Maturity - August 9, 2022)	3 month LIBOR	19,000	18,823	19,190
STL Parent Corp (8)	Manufacturer and Servicer of Tank and Hopper Railcars	LIBOR Plus 7.00% (Floor 0.00%), Current Coupon 9.40%, Secured Debt (Maturity - December 5, 2022)	1 month LIBOR	11,850	11,481	11,969
TE Holdings, LLC	Oil & Gas Exploration & Production	Common Units (72,785 units)	—	—	728	—
Teleguam Holdings, LLC (8)	Cable and Telecom Services Provider	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 10.90%, Secured Debt (Maturity - April 12, 2024) (14)	1 month LIBOR	$7,750	$7,629	$7,798
TGP Holdings III LLC (8)	Outdoor Cooking & Accessories	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 10.83%, Secured Debt (Maturity - September 25, 2025) (14)	3 month LIBOR	5,000	5,000	4,700
TMC Merger Sub Corp (8)	Refractory & Maintenance Services Provider	LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 9.19%, Secured Debt (Maturity - October 31, 2022) (25)	1 month LIBOR	17,300	17,127	17,128
TOMS Shoes, LLC (8)	Global Designer, Distributor, and Retailer of Casual Footwear	LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 8.08%, Secured Debt (Maturity - October 30, 2020)	3 month LIBOR	4,788	4,662	3,686
Turning Point Brands, Inc. (8) (9) (11)	Marketer/Distributor of Tobacco Products	LIBOR Plus 7.00% (Floor 0.00%), Current Coupon 9.40%, Secured Debt (Maturity - March 7, 2024) (14)	1 month LIBOR	6,592	6,530	6,658
U.S. Telepacific Corp. (8)	Provider of Communications and Managed Services	LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 7.33%, Secured Debt (Maturity - May 2, 2023)	3 month LIBOR	16,453	16,145	15,716
VIP Cinema Holdings, Inc. (8)	Supplier of Luxury Seating to the Cinema Industry	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 8.41%, Secured Debt (Maturity - March 1, 2023)	1 month LIBOR	8,875	8,844	8,165
Vistar Media, Inc. (11)	Operator of Digital Out-of-Home Advertising Platform	LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 12.33%, Secured Debt (Maturity - February 16, 2022) (8)	3 month LIBOR	5,764	5,534	5,713
		Warrants (69,675 equivalent units, Expiration - April 3, 2029)	—	—	—	820
		Preferred Stock (70,207 shares)	—	—	767	830
					6,301	7,363
Volusion, LLC (10) (13)	Provider of Online Software-as-a-Service eCommerce Solutions	11.50% Secured Debt (Maturity - January 24, 2020)	None	8,672	8,423	8,464
		8.00% Unsecured Convertible Debt (Maturity - November 16, 2023)	None	175	175	124
		Preferred Member Units (2,090,001 units)	—	—	6,000	6,000
		Warrants (784,866.80 equivalent units, Expiration - January 26, 2025)	—	—	1,104	244
					15,702	14,832
Wireless Vision Holdings, LLC (8) (11)	Provider of Wireless Telecommunications Carrier Services	LIBOR Plus 8.91% (Floor 1.00%), Current Coupon 12.49% / 1.00% PIK, Current Coupon Plus PIK 13.49%, Secured Debt (Maturity - September 29, 2022) (23)	1 month LIBOR	13,738	13,382	13,588
YS Garments (8)	Designer and Provider of Branded Activewear	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 8.37%, Secured Debt (Maturity - August 9, 2024)	1 month LIBOR	7,359	7,294	7,304
Subtotal Non-Control/Non-Affiliate Investments (5) (83% of total portfolio investments at fair value)					$918,757	$885,651
Total Portfolio Investments					$1,073,936	$1,068,248
Short Term Investments (20)
Fidelity Institutional Money Market Funds (21)	—	Prime Money Market Portfolio, Class III Shares	—	—	$8,619	$8,619
US Bank Money Market Account (21)	—	—	—	—	6,361	6,361
Total Short Term Investments					$14,980	$14,980

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
(3) See Note 3 — Fair Value Hierarchy for Investments for summary geographic location of portfolio companies.
(4) Affiliate investments are generally defined by the Investment Company Act of 1940, as amended (the “1940 Act”), as investments in which between 5% and 25% of the voting securities are owned, or an investment in an investment company’s investment adviser, and the investments are not classified as Control investments. Fair value as of December 31, 2018 and June 30, 2019 along with transactions during the six months ended June 30, 2019 in these affiliated investments were as follows (in thousands):

		Six Months Ended June 30, 2019				Six Months Ended June 30, 2019
Portfolio Company	Fair Value at December 31, 2018	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss) ***	Fair Value at June 30, 2019	Net Realized Gain (Loss)	Interest Income	Fee Income	Dividend Income

Affiliate Investments
AFG Capital Group, LLC
Term loan	$—	$260	$(7)	$—	$253	$—	$5	$—	$—
Member units	995	1	—	142	1,138	—	—	—	(10)
Warrants	237	195	(260)	(172)	—	195	—	—	—
Brewer Crane Holdings, LLC
Term loan	2,347	5	(62)	—	2,290	—	152	—	—
Preferred member units	1,070	—	—	—	1,070	—	—	—	15
Centre Technologies Holdings, LLC
Term loan	—	3,064	(67)	6	3,003	—	182	15	—
Preferred member units	—	1,460	—	—	1,460	—	—	—	—
Chamberlin HoldCo, LLC
Term loan	4,933	11	(332)	—	4,612	—	328	30	—
Member units	4,735	—	—	1,014	5,749	—	—	—	117
Member units	183	—	—	—	183	—	—	—	3
Charlotte Russe, Inc.
Term loan	3,090	—	(6,236)	3,146	—	(5,430)	(84)	—	—
Common stock	—	—	—	—	—	—	—	—	—
Charps, LLC
Term loan	2,975	452	(3,374)	(53)	—	—	192	—	—
Term loan	—	500	—	—	500	—	9	2	—
Preferred member units	568	—	—	590	1,158	—	—	—	54
Clad-Rex Steel, LLC
Term loan	3,020	7	(100)	(7)	2,920	—	181	—	—
Member units	2,653	—	—	(85)	2,568	—	—	—	31
Term loan (Clad-Rex Steel RE Investor, LLC)	288	—	(2)	(1)	285	—	14	—	—
Member units (Clad-Rex Steel RE Investor, LLC)	88	—	—	—	88	—	—	—	—
Copper Trail Energy Fund I, LP
LP interests	—	4,029	(993)	36	3,072	—	—	11	(250)
Digital Products Holdings LLC
Term loan	6,320	12	(166)	53	6,219	—	411	—	—
Preferred member units	2,116	—	—	(124)	1,992	—	—	—	25
Direct Marketing Solutions, Inc.
Term loan	4,404	11	(118)	—	4,297	—	311	—	—
Preferred stock	3,725	—	—	313	4,038	—	—	—	—
Freeport Financial Funds
LP interests	10,980	798	(1,399)	(89)	10,290	—	—	—	510
Gamber-Johnson Holdings, LLC
Term loan	5,371	12	(416)	(12)	4,955	—	272	—	—
Common stock	11,365	—	—	2	11,367	—	—	—	379
Guerdon Modular Holdings, Inc.
Term loan	3,001	9	—	(389)	2,621	—	(231)	—	—
Term loan	—	116	—	—	116	—	—	2	—
Common stock	—	—	—	—	—	—	—	—	—
Gulf Publishing Holdings, LLC
Term loan	3,131	7	(33)	—	3,105	—	205	—	—
Term loan	—	80	—	—	80	—	1	—	—
Member units	1,030	—	—	52	1,082	—	—	—	—
Harris Preston Fund Investments
LP interests (HPEP 3, LP)	1,733	500	—	—	2,233	—	—	—	—
LP interests (2717 HM, LP)	1,133	1,195	(2,328)	—	—	—	—	—	—
Hawk Ridge Systems, LLC
Term loan	3,575	9	(224)	(10)	3,350	—	187	—	—
Preferred member units	1,815	—	—	—	1,815	—	—	—	62
Preferred member units (HRS Services, ULC)	95	—	—	—	95	—	—	—	—
HWT, LLC
Term Loan	2,484	391	(2,875)	—	—	—	—	—	—
Member units	986	—	(986)	—	—	—	—	—	—

KMC Investor, LLC
Term loan	$6,795	$22	$(200)	$—	$6,617	$—	$424	$—	$—
Term loan	259	1	(266)	6	—	—	3	—	—
Term loan	991	—	(11)	—	980	—	37	—	—
Member units	248	—	—	—	248	—	—	—	—
Member units (KMC RE Investor, LLC)	3,060	—	—	—	3,060	—	—	—	18
Market Force Information, Inc.
Term loan	5,617	11	—	—	5,628	—	402	—	—
Term loan	50	377	(50)	—	377	—	6	—	—
Member units	3,275	—	—	(519)	2,756	—	—	—	—
M.H. Corbin Holding, LLC
Term loan	2,934	213	(1,114)	125	2,158	10	176	—	—
Member units	—	1,100	—	92	1,192	—	—	—	—
Member units	250	—	—	(245)	5	—	—	—	—
Mystic Logistics Holdings, LLC
Term loan	1,877	8	(113)	(6)	1,766	—	120	—	—
Common stock	52	1	—	469	522	—	—	—	—
NexRev, LLC
Term loan	4,322	8	(54)	(38)	4,238	—	256	—	—
Preferred member units	1,972	—	—	(253)	1,719	—	—	—	39
NuStep, LLC
Term loan	5,073	13	—	—	5,086	—	324	—	—
Preferred member units	2,550	—	—	—	2,550	—	—	—	—
SI East, LLC
Term loan	11,582	18	(187)	150	11,563	—	628	—	—
Preferred member units	2,000	—	—	244	2,244	—	—	—	39
Soft Touch Medical Holdings, LLC
Member units	—	—	—	—	—	(41)	—	—	—
Tedder Acquisition, LLC
Term loan	3,983	9	—	—	3,992	—	257	—	—
Term loan	118	80	—	—	198	—	9	2	—
Preferred member units	1,869	—	—	—	1,869	—	—	—	—
Trantech Radiator Topco, LLC
Term loan	—	2,601	(78)	—	2,523	—	27	—	—
Preferred member units	—	1,164	—	—	1,164	—	—	—	2
Total Affiliate Investments	$149,323	$18,750	$(22,051)	$4,437	$150,459	$(5,266)	$4,804	$62	$1,034
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
(6) Control investments are generally defined by the 1940 Act as investments in which more than 25% of the voting securities are owned or where the ability to nominate greater than 50% of the board representation is maintained. Fair value as of December 31, 2018 and June 30, 2019 along with transactions during the six months ended June 30, 2019 in these Control investments were as follows (in thousands):

		Six Months Ended June 30, 2019				Six Months Ended June 30, 2019
Portfolio Company	Fair Value at December 31, 2018	Gross Additions (Cost)**	Gross Reductions (Cost)***	Net Unrealized Gain (Loss)	Fair Value at June 30, 2019	Net Realized Gain (Loss)	Interest Income	Fee Income	Dividend Income
Control Investments
Copper Trail Energy Fund I, LP
LP interests	$4,468	$23	$(4,491)	$—	$—	$—	$—	$—	$—
CTMH, LP
LP interests	872	—	—	—	872	—	—	—	—
GRT Rubber Technologies, LLC
Term loan	4,797	1,736	—	(3)	6,530	—	267	—	—
Member units	19,239	—	—	3,482	22,721	—	—	35	2,653
Harris Preston Fund Investments
LP interests (2717 HM, LP)	—	2,328	(499)	—	1,829
HMS-ORIX SLF LLC*
Membership interests	26,351	—	(29,815)	3,650	186	(598)	—	—	546
Total Control Investments	$55,727	$4,087	$(34,805)	$7,129	$32,138	$(598)	$267	$35	$3,199
* Together with ORIX Funds Corp. (“Orix”), the Company co-invested through HMS-ORIX SLF LLC (“HMS-ORIX”), which is organized as a Delaware limited liability company. Pursuant to the terms of the limited liability company agreement and through representation on the HMS-ORIX Board of Managers, the Company and Orix each have 50% voting control of HMS-ORIX and together will agree on all portfolio and investment decisions as well as all other significant actions for HMS-ORIX. Although the Company owns more than 25% of the voting securities of HMS-ORIX, the Company does not have sole control over significant actions of HMS-ORIX for purposes of the 1940 Act or otherwise.
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
(9) The investment is not a qualifying asset in an eligible portfolio company under Section 55(a) of the 1940 Act. A business development company (“BDC”) may not acquire any asset other than qualifying assets in eligible portfolio companies unless, at the time the acquisition is made, qualifying assets represent at least 70% of the BDC’s total assets. As of June 30, 2019, approximately 13.2% of the Company’s total assets were considered non-qualifying.
(10) Investment is classified as a LMM (as defined in the notes to the financial statements) portfolio investment.
(11) Investment is classified as a Private Loan (as defined in the notes to the financial statements) portfolio investment.
(12) Investment or portion of investment is under contract to purchase and met trade date accounting criteria as of June 30, 2019. Settlement occurred or is scheduled to occur after June 30, 2019.
(13) Investment serviced by Main Street Capital Corporation (“Main Street”) pursuant to servicing arrangements with the Company.
(14) Second lien secured debt investment.
(15) Investment is classified as an Other Portfolio (as defined in the notes to the financial statements) investment.
(16) Income producing through dividends or distributions.
(17) Unsecured debt investment.
(18) Investment is on non-accrual status as of June 30, 2019.
(19) Maturity date is under on-going renegotiations with the portfolio company and other lenders, if applicable.
(20) Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less.
(21) Effective yield as of June 30, 2019 was approximately 0.30% at US Bank Money Market Account and 2.02% at Fidelity Institutional Money Market Funds.
(22) The 1, 2, 3, and 6-month London Interbank Offered Rate (“LIBOR”) were 2.40%, 2.33%, 2.32% and 2.20%, respectively, as of June 30, 2019. The actual LIBOR for each loan listed may not be the applicable LIBOR as of June 30, 2019, as the loan may have been priced or repriced based on a LIBOR prior to June 30, 2019. The prime rate was 5.50% as of June 30, 2019.
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

		Twelve Months Ended December 31, 2018				Twelve Months Ended December 31, 2018
Affiliate Investments	Fair Value at December 31, 2017	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)***	Fair Value at December 31, 2018	Net Realized Gain (Loss)	Interest Income	Fee Income	Dividend Income

AFG Capital Group, LLC
Member units	$897	$1	$—	$97	$995	$—	$—	$—	$10
Warrants	215	—	—	22	237	—	—	—	—
Brewer Crane Holdings, LLC
Term loan	—	2,489	(142)	—	2,347	—	298	—	—
Preferred member units	—	1,070	—	—	1,070	—	—	—	29
Chamberlin Holding, LLC
Term loan	—	5,417	(484)	—	4,933	—	587	2	—
Member units	—	2,861	—	1,874	4,735	—	—	35	354
Member units (Langfield RE, LLC)	—	183	—	—	183	—	—	—	183
Charlotte Russe, Inc.
Term loan	—	6,285	(49)	(3,146)	3,090	—	492	—	—
Common stock	—	2,470	—	(2,470)	—	—	—	—	—
Charps, LLC
Term loan	$4,500	$50	$(1,627)	$52	$2,975	$—	$537	$—	$—
Term loan	—	402	(402)	—	—	—	11	2	—
Preferred member units	163	1	—	404	568	—	—	—	62
Clad-Rex Steel, LLC
Term loan	3,320	16	(298)	(18)	3,020	—	387	—	—
Member units	2,375	1	(1)	278	2,653	—	—	—	—
Term loan (Clad-Rex Steel RE Investor, LLC)	293	—	(5)	—	288	—	29	—	—
Member units (Clad-Rex Steel RE Investor, LLC)	70	—	—	18	88	—	—	—	152
Digital Products Holdings, LLC
Term loan	—	6,617	(297)	—	6,320	—	620	—	—
Preferred member units	—	2,200	(84)	—	2,116	—	—	—	38
Direct Marketing Solutions, Inc.
Term loan	—	4,727	(322)	(1)	4,404	—	572	3	—
Preferred stock	—	2,100	—	1,625	3,725	—	—	—	—
Freeport Financial Funds
LP interests	8,506	2,597	—	(123)	10,980	—	—	—	1,038
Gamber-Johnson Holdings, LLC
Term loan	5,850	26	(479)	(26)	5,371	—	656	—	104
Member units	5,843	—	—	5,522	11,365	—	—	12	322
Guerdon Modular Holdings, Inc.
Term loan	2,660	516	(37)	(138)	3,001	—	412	—	—
Term loan	—	70	(70)	—	—		2
Common stock	—	—	—	—	—	—	—	—	—
Class B preferred stock	—	—	—	—	—	—	—	—	—
Gulf Publishing Holdings, LLC
Term loan	3,151	13	(33)	—	3,131	—	415	—	—
Term loan	20	40	(60)	—	—	—	3	—	—
Member units	1,210	—	(1)	(179)	1,030	—	—	—	—
Harris Preston Fund Investments
LP interests (HPEP 3, LP)	943	790	—	—	1,733	—	—	—	—
LP interests (2717 HM, LP)	536	504	—	93	1,133	—	—	—	—
Hawk Ridge Systems, LLC
Term loan	3,574	14	—	(13)	3,575	—	396	—	—
Preferred member units	950	—	—	865	1,815	—	—	—	102
Preferred member units (HRS Services, ULC)	50	1	—	44	95	—	—	—	—
HW Temps, LLC
Term loan	2,454	14	—	16	2,484	—	366	—	—
Preferred member units	985	1	—	—	986	—	—	35	8
KMC Investor, LLC
Term loan	—	7,005	(210)	—	6,795	—	144	—	—
Term loan	—	266	(7)	—	259	—	6	—	—
Term loan	—	1,002	(11)	—	991	—	16	—	—
Member units	—	248	—	—	248	—	—	—	—
Member units (KMC RE Investor, LLC)	—	3,460	(400)	—	3,060	—	—	—	—
Market Force Information, Inc.
Term loan	5,732	25	(140)	—	5,617	—	795	—	—
Term loan	—	170	(120)	—	50	—	6	—	—
Member units	3,675	—	—	(400)	3,275	—	—	—	—
M.H. Corbin Holding, LLC
Term loan	3,130	64	(162)	(98)	2,934	—	461	—	—
Preferred member units	1,500	—	—	(1,250)	250	—	—	35	—
Mystic Logistics Holdings, LLC
Term loan	1,916	14	(58)	5	1,877	—	247	—	—
Common stock	1,705	1	—	(1,654)	52	—	—	—	—
NexRev, LLC
Term loan	—	4,381	(98)	39	4,322	—	404	—	—
Preferred member units	—	1,720	—	252	1,972	—	—	3	15
NuStep, LLC
Term loan	5,048	25	—	—	5,073	—	653	—	—
Preferred member units	2,550	1	(1)	—	2,550	—	—	—	—

SI East, LLC
Term loan	$—	$12,311	$(727)	$(2)	$11,582	$—	$431	$—	$—
Preferred member units	—	2,000	—	—	2,000	—	—	3	—
SoftTouch Medical Holdings, LLC
Term loan	1,260	10	(1,260)	(10)	—	—	26	—	—
Member units	1,781	—	(870)	(911)	—	903	—	11	134
Tedder Acquisition, LLC
Term loan	—	4,106	(123)	—	3,983	—	174	—	—
Term loan	—	120	(2)	—	118	—	3	—	—
Preferred member units	—	1,869	—	—	1,869	—	—	—	—
Total Affiliate Investments	$76,862	$80,274	$(8,580)	$767	$149,323	$903	$9,149	$141	$2,551
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
(6) Control investments are defined by the 1940 Act as investments in which more than 25% of the voting securities are owned or where the ability to nominate greater than 50% of the board representation is maintained. Fair value as of December 31, 2017 and December 31, 2018 along with transactions during the year ended December 31, 2018 in these Control investments were as follows (in thousands):

		Twelve Months Ended December 31, 2018				Twelve Months Ended December 31, 2018
Control Investments	Fair Value at December 31, 2017	Gross Additions (Cost)**	Gross Reductions (Cost)***	Net Unrealized Gain (Loss)	Fair Value at December 31, 2018	Net Realized Gain (Loss)	Interest Income	Fee Income	Dividend Income

Copper Trail Energy Fund I, LP
LP interests	$2,500	$1,245	$—	$723	$4,468	$—	$—	$13	$307
CTMH, LP
LP interests	—	872	—	—	872	—	—	—	—
GRT Rubber Technologies, LLC
Term loan	5,715	30	(917)	(31)	4,797	—	609	—	—
Member units	10,821	—	—	8,418	19,239	—	—	69	1,347
HMS-ORIX SLF LLC*
Membership interests	30,643	—	—	(4,292)	26,351	—	—	—	2,132
Total Control Investments	$49,679	$2,147	$(917)	$4,818	$55,727	$—	$609	$82	$3,786
* Together with Orix, the Company co-invested through HMS-ORIX, which is organized as a Delaware limited liability company. Pursuant to the terms of the limited liability company agreement and through representation on the HMS-ORIX Board of Managers, the Company and Orix each have 50% voting control of HMS-ORIX and together will agree on all portfolio and investment decisions as well as all other significant actions for HMS-ORIX. Although the Company owns more than 25% of the voting securities of HMS-ORIX, the Company does not have sole control over significant actions of HMS-ORIX for purposes of the 1940 Act or otherwise.
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

The Company previously registered for sale up to 150,000,000 shares of common stock pursuant to a registration statement on Form N-2 (File No. 333-178548) which was initially declared effective by the Securities and Exchange Commission (the “SEC”) on June 4, 2012 (the “Initial Offering”). The Initial Offering terminated on December 1, 2015. The Company raised approximately $601.2 million under the Initial Offering, including proceeds from the distribution reinvestment plan of approximately $22.0 million. The Company also registered for sale up to $1,500,000,000 worth of shares of common stock (the “Offering”) pursuant to a new registration statement on Form N-2 (File No. 333-204659), as amended and declared effective by the SEC on May 1, 2017. With the approval of the Company’s board of directors, the Company closed the Offering to new investors effective September 30, 2017. Through June 30, 2019, the Company raised approximately $224.0 million in the Offering, including proceeds from the distribution reinvestment plan of approximately $92.2 million.

HMS Funding I LLC (“HMS Funding”) and HMS Equity Holding, LLC (“HMS Equity Holding”) are both wholly owned subsidiaries of the Company that were organized as Delaware limited liability companies. HMS Equity Holding II, Inc. (“HMS Equity Holding II”) is a wholly owned subsidiary of the Company that was organized as a Delaware corporation. HMS California Holdings LP (“HMS California Holdings”) is a wholly owned subsidiary of the Company that was organized as a Delaware limited partnership. HMS California Holdings GP LLC (“HMS California Holdings GP”) is a wholly owned subsidiary of the Company that was organized as a Delaware limited liability company. HMS Funding was created for the Deutsche Bank Credit Facility (as defined below in Note 6 — Borrowings) in order to function as a “Structured Subsidiary,” which is permitted to incur debt outside of the TIAA Credit Facility (as defined below in Note 6 — Borrowings) since it is not a guarantor under the TIAA Credit Facility. Two of the Company’s wholly owned subsidiaries, HMS Equity Holding and HMS Equity Holding II, have elected to be taxable entities and primarily hold equity investments in certain portfolio companies which are “pass through” entities for tax purposes.
The business of the Company is managed by HMS Adviser LP (the “Adviser”), a Texas limited partnership and affiliate of Hines Interests Limited Partnership (“Hines”), under an Investment Advisory and Administrative Services Agreement dated May 31, 2012 (as amended, the “Investment Advisory Agreement”). The Company and the Adviser have retained MSC Adviser I, LLC (the “Sub-Adviser”), a wholly owned subsidiary of Main Street Capital Corporation (“Main Street”), a New York Stock Exchange listed BDC, as the Company’s investment sub-adviser, pursuant to an Investment Sub-Advisory Agreement (the “Sub-Advisory Agreement”), to identify, evaluate, negotiate and structure prospective investments, make investment and portfolio management recommendations for approval by the Adviser, monitor the Company’s investment portfolio and provide certain ongoing administrative services to the Adviser. The Adviser and the Sub-Adviser are collectively referred to as the “Advisers,” and each is registered as an investment adviser under the Investment Advisers Act of 1940, as amended. Upon the execution of the Sub-Advisory Agreement, Main Street became an affiliate of the Company. The Company’s board of directors most recently reapproved the Investment Advisory Agreement and Sub-Advisory Agreement on May 23, 2019. The Company engaged Hines Securities, Inc. (the “Dealer Manager”), an affiliate of the Adviser, to serve as the Dealer Manager for the Company’s offerings, if any.

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

Interest income from investments in the “equity” class of security of collateralized loan obligation (“CLO”) funds (typically subordinated notes) is recorded based upon an estimation of an effective yield to expected maturity utilizing assumed cash flows in accordance with ASC 325-40, Beneficial Interests in Securitized Financial Assets. The Company monitors the expected cash inflows from its investment in a CLO, including the expected residual payments, and the effective yield is determined and updated periodically.

As of June 30, 2019, the Company had seven debt investments in four portfolio companies that were on non-accrual status and more than 90 days past due. The debt investments on non-accrual status comprised approximately 0.9% of the Company’s total investment portfolio at fair value and 1.7% of the total investment portfolio at cost. Each of these portfolio companies experienced a significant decline in credit quality raising doubt regarding the Company’s ability to collect the principal and interest contractually due. Given the credit deterioration of these portfolio companies, the Company ceased accruing interest income on the non-accrual debt investments and wrote off any previously accrued interest deemed uncollectible. As of June 30, 2019, the Company is not aware of any other material changes to the creditworthiness of the borrowers underlying its debt investments.

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

As of June 30, 2019 and December 31, 2018, the Company held 31 and 24 investments, respectively, which contained a PIK provision. As of June 30, 2019, five of the 31 investments with PIK provisions were on non-accrual status. No PIK interest was recorded on these five non-accrual investments during the three and six months ended June 30, 2019. As of December 31, 2018, four of the 24 investments with PIK provisions were on non-accrual status. No PIK interest was recorded on these investments during the year ended December 31, 2018. For the three months ended June 30, 2019 and 2018, the Company capitalized approximately $1.2 million and $271,000, respectively, of PIK interest income. For the six months ended June 30, 2019 and 2018, the Company capitalized approximately $2.4 million and $483,000, respectively, of PIK interest income. The Company stops accruing PIK interest and writes off any accrued and uncollected interest in arrears when it determines that such PIK interest in arrears is no longer collectible.

The Company may periodically provide services, including structuring and advisory services, to its portfolio companies or other third parties. The income from such services is non-recurring. For services that are separately identifiable and evidence exists to substantiate fair value, income is recognized as earned, which is generally when the investment or other applicable transaction closes. For the three months ended June 30, 2019 and 2018, the Company recognized approximately $161,000 and $724,000, respectively, of non-recurring fee income received from its portfolio companies or other third parties, which accounted for approximately 0.6% and 2.7%, respectively, of the Company’s total investment income during such period. For the six months ended June 30, 2019 and 2018, the Company recognized approximately $522,000 and $1.1 million, respectively, of non-recurring fee income received from its portfolio companies or other third parties, which accounted for approximately 0.9% and 2.1%, respectively, of the Company’s total investment income during such period. Fees received in connection with debt financing transactions for services that do not meet these criteria are treated as debt origination fees and are deferred and accreted into interest income over the life of the financing.

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

In August 2018, the SEC adopted rules (the "SEC Release") that require disclosure of changes in net assets within a registrant's Form 10-Q filing on a quarter-to-date and year-to-date basis for both the current year and prior year comparative periods. The

Company adopted the new requirement to present changes in net assets in interim financial statements within Form 10-Q filings beginning January 1, 2019. The compliance date for the SEC Release was for all filings, as applicable, on or after November 5, 2018. The adoption of this rule did not have a material impact on the Company’s condensed consolidated financial statements.

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

As of June 30, 2019 and December 31, 2018, the Company’s investment portfolio was comprised of debt securities, equity investments and Other Portfolio investments. The fair value determination for these investments primarily consisted of unobservable (Level 3) inputs.

As of June 30, 2019 and December 31, 2018, all of the Company’s LMM portfolio investments consisted of illiquid securities issued by private companies. The fair value determination for the LMM portfolio investments primarily consisted of unobservable inputs. As a result, all of the Company’s LMM portfolio investments were categorized as Level 3 as of June 30, 2019 and December 31, 2018.

As of June 30, 2019 and December 31, 2018, the Company’s Middle Market portfolio investments consisted primarily of Middle Market investments in secured and unsecured debt investments and independently rated debt investments. The fair value determination for these investments consisted of a combination of (1) observable inputs in non-active markets for which sufficient observable inputs were available to determine the fair value of these investments, (2) observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and (3) unobservable inputs. As a result, all of the Company’s Middle Market portfolio investments were categorized as Level 3 as of June 30, 2019 and December 31, 2018.

As of June 30, 2019 and December 31, 2018, the Company’s Private Loan portfolio investments consisted primarily of debt investments. The fair value determination for Private Loan investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of the Company’s Private Loan portfolio investments were categorized as Level 3 as of June 30, 2019 and December 31, 2018.

As of June 30, 2019 and December 31, 2018, the Company’s Other Portfolio investments consisted of illiquid securities issued by private companies. The Company relies primarily on information provided by managers of private investment funds in valuing these investments and considers whether it is appropriate, in light of all relevant circumstances, to value the Other Portfolio investments at the net asset value (“NAV”) reported by the private investment fund at the time of valuation or to adjust the value to reflect a premium or discount. The fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of the Company’s Other Portfolio equity investments were categorized as Level 3 as of June 30, 2019 and December 31, 2018.

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

The following table presents fair value measurements of the Company’s investments, by type of investment, as of June 30, 2019 according to the fair value hierarchy (dollars in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First lien secured debt investments	$—	$—	$815,660	$815,660
Second lien secured debt investments	—	—	74,196	74,196
Unsecured debt investments	—	—	13,222	13,222
Equity investments (1)	—	—	165,170	165,170
Total	$—	$—	$1,068,248	$1,068,248
(1) Includes the Company’s investments in both HMS-ORIX and CLO subordinated notes. (See Note 4 — Investment in HMS-ORIX SLF LLC)

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
(1) Includes the Company’s investment in HMS-ORIX. (See Note 4 — Investment in HMS-ORIX SLF LLC)

The following table presents fair value measurements of the Company’s investments, by investment classification, segregated by the level within the fair value hierarchy as of June 30, 2019 (dollars in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
LMM portfolio investments	$—	$—	$217,824	$217,824
Private Loan investments	—	—	463,864	463,864
Middle Market investments	—	—	334,269	334,269
Other Portfolio investments (1)	—	—	52,291	52,291
Total	$—	$—	$1,068,248	$1,068,248
(1) Includes the Company’s investments in both HMS-ORIX and CLO subordinated notes. (See Note 4 — Investment in HMS-ORIX SLF LLC)

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

The following table, which is not intended to be all inclusive, presents the significant unobservable inputs of the Company’s Level 3 investments as of June 30, 2019 (dollars in thousands):

	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range	Weighted Average (2)
LMM equity investments	$87,813	Discounted Cash Flows	WACC	11.6% - 18.1%	13.7%
		Market Approach/Enterprise Value	EBITDA Multiples (1)	4.5x - 12.0x	6.8x
LMM debt investments	130,011	Discounted Cash Flows	Expected Principal Recovery	87.5% - 100.0%	99.6%
			Risk Adjusted Discount Factor	8.0% - 21.5%	12.5%
Private Loan debt investments	355,193	Discounted Cash Flows	Expected Principal Recovery	1.4% - 100.0%	100.0%
			Risk Adjusted Discount Factor	5.6% - 20.4%	8.7%
	87,645	Market Approach	Third Party Quotes	94.4% - 101.0%	99.3%
Private Loan equity investments	21,026	Market Approach/Enterprise Value	EBITDA Multiples (1)	4.9x - 9.5x	7.5x
		Discounted Cash Flows	WACC	11.0% - 15.0%	12.4%
Middle Market debt investments	5,596	Discounted Cash Flows	Expected Principal Recovery	100.0% - 100.0%	100.0%
			Risk Adjusted Discount Factor	11.9% - 35.0%	18.8%
	324,633	Market Approach	Third Party Quotes	25.0% - 101.5%	93.2%
Middle Market equity investments	4,040	Market Approach	Third Party Quotes	$0.0 - $250.0	$103.1
		Discounted Cash Flows	WACC	17.4% - 18.0%	17.4%
		Market Approach/Enterprise Value	EBITDA Multiples (1)	3.9x - 5.5x	5.5x
Other Portfolio investments (3)	52,291	Market Approach	NAV (1)	86.9% - 132.9%	101.9%
	$1,068,248
(1) May include pro forma adjustments and/or other add-backs based on specific circumstances related to each investment.
(2) Weighted average excludes investments for which the significant unobservable input was not utilized in the fair value determination.
(3) Includes the Company’s investments in both HMS-ORIX and CLO subordinated notes. (See Note 4 — Investment in HMS-ORIX SLF LLC)

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
(3) Includes the Company’s investment in HMS-ORIX. (See Note 4 — Investment in HMS-ORIX SLF LLC)

The following table provides a summary of changes in fair value of the Company’s Level 3 portfolio investments for the six months ended June 30, 2019 (dollars in thousands):

Type of Investment	December 31, 2018 Fair Value	PIK Interest Accrual	New Investments(1)	Sales/ Repayments	Net Change in Unrealized Appreciation (Depreciation) (2)	Net Realized Gain (Loss)	June 30, 2019 Fair Value
LMM Equity	$79,641	$174	$3,748	$(1,198)	$5,300	$148	$87,813
LMM Debt	130,633	192	11,798	(12,141)	(481)	10	130,011
Private Loan Equity	16,905	19	1,849	(2,101)	3,328	1,026	21,026
Private Loan Debt	392,034	1,728	85,495	(44,227)	10,067	(2,259)	442,838
Middle Market Debt	428,569	252	16,657	(99,085)	(10,901)	(5,263)	330,229
Middle Market Equity	5,702	—	—	—	(1,662)	—	4,040
Other Portfolio (3)	53,084	—	28,791	(32,650)	3,664	(598)	52,291
Total	$1,106,568	$2,365	$148,338	$(191,402)	$9,315	$(6,936)	$1,068,248
(1) Column includes changes to investments due to the net accretion of discounts/premiums and amortization of fees.
(2) Column does not include unrealized appreciation (depreciation) on unfunded commitments.
(3) Includes the Company’s investments in both HMS-ORIX and CLO subordinated notes. (See Note 4 — Investment in HMS-ORIX SLF LLC)

The following table provides a summary of changes in fair value of the Company’s Level 3 portfolio investments for the six months ended June 30, 2018 (dollars in thousands):

Type of Investment	December 31, 2017 Fair Value	PIK Interest Accrual	New Investments(1)	Sales/ Repayments	Net Change in Unrealized Appreciation (Depreciation) (2)	Net Realized Gain (Loss)	June 30, 2018 Fair Value
LMM Equity	$47,876	$—	$10,528	$(1,780)	$3,400	$912	$60,936
LMM Debt	87,781	18	27,080	(4,754)	675	(1,060)	109,740
Private Loan Equity	8,612	—	3,200	(449)	(1,339)	350	10,374
Private Loan Debt	306,770	208	129,226	(60,933)	137	69	375,477
Middle Market Debt	545,217	257	130,754	(185,521)	8,021	(8,052)	490,676
Middle Market Equity	4,575	—	2,472	—	(876)	—	6,171
Other Portfolio (3)	48,608	—	2,385	—	(604)	—	50,389
Total	$1,049,439	$483	$305,645	$(253,437)	$9,414	$(7,781)	$1,103,763
(1) Column includes changes to investments due to the net accretion of discounts/premiums and amortization of fees.
(2) Column does not include unrealized appreciation (depreciation) on unfunded commitments.
(3) Includes the Company’s investment in HMS-ORIX. (See Note 4 — Investment in HMS-ORIX SLF LLC)

The total net change in unrealized appreciation (depreciation) for the six months ended June 30, 2019 and 2018 included in the Condensed Consolidated Statements of Operations that related to Level 3 assets still held as of June 30, 2019 and 2018 was approximately $10.4 million and $(3.5) million, respectively. For the six months ended June 30, 2019 and 2018, there were no transfers between Level 2 and Level 3 portfolio investments.

Portfolio Investment Composition

The composition of the Company’s investments as of June 30, 2019, at cost and fair value, was as follows (dollars in thousands):

	Investments at Cost	Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First lien secured debt investments	$842,895	78.5%	$815,660	76.4%
Second lien secured debt investments	80,258	7.5	74,196	7.0
Unsecured debt investments	13,535	1.3	13,222	1.2
Equity investments (1)	135,657	12.6	163,909	15.3
Equity warrants	1,591	0.1	1,261	0.1
Total	$1,073,936	100.0%	$1,068,248	100.0%
(1) Includes the Company’s investments in both HMS-ORIX and CLO subordinated notes. (See Note 4 — Investment in HMS-ORIX SLF LLC)

The composition of the Company’s investments as of December 31, 2018, at cost and fair value, was as follows (dollars in thousands):

	Investments at Cost	Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First lien secured debt investments	$873,331	77.8%	$846,427	76.5%
Second lien secured debt investments	98,281	8.8	93,573	8.4
Unsecured debt investments	12,038	1.1	11,236	1.0
Equity investments (1)	136,051	12.1	153,313	13.9
Equity warrants	1,987	0.2	2,019	0.2
Total	$1,121,688	100.0%	$1,106,568	100.0%
(1) Includes the Company’s investment in HMS-ORIX. (See Note 4 — Investment in HMS-ORIX SLF LLC)

The composition of the Company’s investments by geographic region as of June 30, 2019, at cost and fair value, was as follows (dollars in thousands) (since the Other Portfolio investments do not represent a single geographic region, this information excludes Other Portfolio investments):

	Investments at Cost	Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Northeast	$163,682	16.0%	$157,763	15.5%
Southeast	192,691	18.9	204,308	20.1
West	205,937	20.2	199,460	19.6
Southwest	186,422	18.2	181,043	17.9
Midwest	237,356	23.2	238,135	23.4
Non-United States	35,647	3.5	35,248	3.5
Total	$1,021,735	100.0%	$1,015,957	100.0%

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

The composition of the Company’s total investments by industry as of June 30, 2019 and December 31, 2018, at cost and fair value, was as follows (since the Other Portfolio investments do not represent a single industry, this information excludes Other Portfolio investments):

	Cost		Fair Value
	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Media	6.6%	5.5%	6.8%	5.5%
Commercial Services and Supplies	6.5	6.7	6.1	6.3
Oil, Gas, and Consumable Fuels	6.1	4.7	6.2	4.7
IT Services	5.3	5.8	5.4	5.9
Communications Equipment	5.2	4.1	4.5	3.8
Machinery	5.0	4.0	6.7	5.3
Aerospace and Defense	4.9	4.7	5.0	4.6
Diversified Telecommunication Services	4.4	4.6	4.2	4.4
Construction and Engineering	3.8	4.9	4.1	5.1
Specialty Retail	3.8	3.1	3.0	2.5
Internet Software and Services	3.7	4.9	3.7	5.0
Health Care Providers and Services	3.6	2.8	3.5	2.8
Leisure Equipment and Products	3.0	3.4	2.9	3.4
Computers and Peripherals	2.7	2.6	3.5	3.4
Hotels, Restaurants, and Leisure	2.7	3.4	2.7	3.4
Energy Equipment and Services	2.6	3.4	2.5	3.5
Construction Materials	2.4	2.3	2.7	2.4
Distributors	2.3	3.2	2.3	3.1
Diversified Consumer Services	2.3	2.3	1.7	1.8
Road & Rail	1.8	1.7	2.0	1.7
Food & Staples Retailing	1.7	1.6	1.6	1.6
Internet and Catalog Retail	1.7	1.7	1.5	1.3
Software	1.7	1.7	2.0	1.9
Food Products	1.6	2.9	1.5	2.9
Professional Services	1.6	1.6	1.5	1.6
Trading Companies and Distributors	1.6	1.5	1.6	1.4
Wireless Telecommunication Services	1.4	1.4	1.4	1.3
Containers and Packaging	1.3	1.3	1.3	1.3
Household Durables	1.3	1.3	1.3	1.3
Textiles, Apparel & Luxury Goods	1.2	1.1	1.1	1.0
Transportation Infrastructure	1.0	1.0	1.0	1.0
Other (1)	5.2	4.8	4.7	4.8
Total	100.0%	100.0%	100.0%	100.0%
(1) Includes various industries with each industry individually less than 1.0% of the total combined LMM, Middle Market and Private Loan portfolio investments.

Note 4 — Investment in HMS-ORIX SLF LLC

On April 4, 2017, the Company and ORIX Funds Corp. (“Orix”) entered into a limited liability company agreement to co-manage HMS-ORIX SLF LLC (“HMS-ORIX”), which invested primarily in broadly-syndicated loans. Pursuant to the terms of the limited liability agreement and through representation on the HMS-ORIX Board of Managers, the Company and Orix each have 50% voting control of HMS-ORIX and together are required to agree on all portfolio and investment decisions as well as all other significant actions for HMS-ORIX. The Company does not have sole control of significant actions of HMS-ORIX and, accordingly, does not consolidate the operations of HMS-ORIX within the consolidated financial statements. The Company and Orix funded an aggregate of $50.0 million of equity to HMS-ORIX, with the Company providing $30.0 million (60% of the equity) and Orix providing $20.0 million (40% of the equity).

On May 8, 2019, HMS-ORIX Holdings I LLC, a wholly owned subsidiary of HMS-ORIX, which held all of the investments in broadly-syndicated loans held by HMS-ORIX, was merged (the “HMS-ORIX Holdings Merger”) into Mariner CLO 7, Ltd., an exempted company incorporated under the laws of the Cayman Islands (“Mariner CLO”). In connection with the HMS-ORIX Holdings Merger, HMS-ORIX made certain distributions to its members. The Company used the cash proceeds it received from the HMS-ORIX Holdings Merger to purchase an aggregate principal amount of approximately $25.9 million of the “Subordinated Notes” due in 2032 issued by Mariner CLO in connection with an offering of $405.9 million aggregate principal amount of notes

(the “CLO Offering”). As of June 30, 2019, HMS-ORIX had total assets of $0.3 million, consisting entirely of residual cash, which will be distributed to the Company and Orix upon final liquidation of HMS-ORIX. As of December 31, 2018, HMS-ORIX had total assets of $162.5 million and HMS-ORIX’s portfolio consisted of 107 broadly-syndicated loans, all of which were secured by first-priority liens, generally in industries similar to those in which the Company may directly invest. As of December 31, 2018, there were no loans in HMS-ORIX’s portfolio that were on non-accrual status.

On November 20, 2018, HMS-ORIX closed on a $170.0 million credit facility with Citibank, N.A. (the “Refinanced HMS-ORIX Credit Facility”). The proceeds from the Refinanced HMS-ORIX Credit Facility were used to pay off the outstanding balance on the $100.0 million credit facility with Bank of America, N.A., which was subsequently terminated. The reinvestment period for the Refinanced HMS-ORIX Credit Facility was scheduled to expire on September 6, 2019, and the maturity date was nine months after expiration of the reinvestment period (unless terminated earlier pursuant to the terms of the Refinanced HMS-ORIX Credit Facility). Borrowings under the Refinanced HMS-ORIX Credit Facility bore interest at a rate equal to the three-month LIBOR plus 1.15%. As of December 31, 2018, $98.8 million of advances were outstanding under the Refinanced HMS-ORIX Credit Facility. Borrowings under the facility were secured by substantially all of the assets of HMS-ORIX. Proceeds from the HMS-ORIX Holdings Merger were used to pay off the Refinanced HMS-ORIX Credit Facility.

The following table presents a summary of HMS-ORIX’s portfolio as of December 31, 2018 (dollars in thousands):

As of December 31, 2018

Total debt investments (1)	$165,025
Weighted average effective yield on loans(2)	5.82%
Largest loan to a single borrower(1)	$3,461
Total of 10 largest loans to borrowers(1)	$30,430
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

For the three months ended June 30, 2019 and 2018, the Company recognized approximately $0 and 530,000, respectively, of dividend income in respect of its investment in HMS-ORIX. For the six months ended June 30, 2019 and 2018, the Company recognized approximately $546,000 and $1.1 million, respectively, of dividend income in respect of its investment in HMS-ORIX.

The following tables show the summarized financial information for HMS-ORIX (dollars in thousands):

HMS-ORIX SLF LLC
Balance Sheet
(dollars in thousands)

	As of June 30, 2019	As of December 31, 2018
Assets
Portfolio investments at fair value (amortized cost: $164,570 as of December 31, 2018)	$—	$157,923
Cash and cash equivalents	320	3,873
Interest receivable	—	197
Deferred financing costs, net	—	497
Other assets	—	30
Total assets	$320	$162,520
Liabilities
Credit facilities payable	$—	$98,818
Payable for securities purchased	—	18,442
Distributions payable	—	902
Accounts payable and accrued expenses	10	439
Total liabilities	10	118,601
Net assets
Members’ equity	310	43,919
Total net assets	310	43,919
Total liabilities and net assets	$320	$162,520

HMS-ORIX SLF LLC
Statement of Operations
(dollars in thousands)
	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Investment income
Interest income	$480	$1,888	$3,028	$3,622
Dividend income	—	—	—	—
Fee income	—	—	—	—
Other income	—	—	—	—
Total investment income	480	1,888	3,028	3,622
Expenses
Interest expense	883	921	2,130	1,771
Other expenses	—	2	—	2
General and administrative expenses	25	26	36	47
Total expenses	908	949	2,166	1,820
Net investment income (loss)	(428)	939	862	1,802
Net realized loss from investments	(1,513)	(348)	(1,514)	(374)
Net realized income (loss)	(1,941)	591	(652)	1,428
Net change in unrealized appreciation (depreciation) on investments	2,008	(939)	6,647	(998)
Net increase (decrease) in net assets resulting from operations	$67	$(348)	$5,995	$430

Note 5 — Unconsolidated Significant Subsidiaries

In accordance with Rules 3-09 and 4-08(g) of Regulation S-X, the Company must determine which of its unconsolidated controlled portfolio companies, if any, are considered "significant subsidiaries." After performing this analysis, the Company determined that GRT Rubber Technologies, LLC (“GRT”) was a significant subsidiary for the three months ended June 30, 2019 and for the year ended December 31, 2018, under at least one of the significance conditions of Rule 4-08(g) of Regulation S-X.  The Company had no “significant subsidiaries” under Rule 3-09 for the three months ended June 30, 2019 and 2018 or for the year ended December 31, 2018, and under Rule 4-08(g) of Regulation S-X for the three months ended June 30, 2018.

The following tables show the summarized financial information for GRT (dollars in thousands):

	As of
	June 30, 2019	December 31, 2018
Balance Sheet Data
Current assets	$11,206	$8,399
Noncurrent assets	22,447	24,242
Current liabilities	4,228	2,870
Non Current liabilities	19,787	14,445

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Summary of Operations
Total revenue	$10,422	$10,340	$20,640	$19,598
Gross profit	3,062	2,633	6,224	4,990
Income from operations	1,934	1,496	3,896	2,628
Net income	1,156	960	2,398	1,380

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

On March 6, 2017, the Company entered into an amended and restated senior secured revolving credit agreement (the “TIAA Credit Facility”) with TIAA, FSB (formerly known as EverBank Commercial Finance, Inc. prior to June 18, 2018) (“TIAA Bank”), as administrative agent, and with TIAA Bank and other financial institutions as lender. The TIAA Credit Facility, as amended, features aggregate revolver commitments of $120.0 million and will mature March 6, 2020, with two one-year extension options, subject to lender approval. Borrowings under the TIAA Credit Facility bear interest, subject to the Company’s election, on a per annum basis equal to (i) the adjusted LIBOR rate plus 2.75% or (ii) the base rate plus 1.75%. The base rate is defined as the higher of (a) the prime rate, (b) the Federal Funds Rate (as defined in the credit agreement) plus 0.5% or (c) the adjusted LIBOR rate plus 1.0%. The adjusted LIBOR rate is defined in the credit agreement for the TIAA Credit Facility as the one-month LIBOR rate plus an adjustment for statutory reserve requirements for Eurocurrency liabilities as described in the credit agreement. As of June 30, 2019, the one-month LIBOR rate was 2.40%. Additionally, the Company pays an annual unused commitment fee of 0.30% on the unused revolver commitments if more than 50% of the revolver commitments are being used and an annual unused commitment fee of 0.625% on the unused revolver commitments if less than 50% of the revolver commitments are being used. As of June 30, 2019, the Company was not aware of any instances of noncompliance with covenants related to the TIAA Credit Facility.

On May 18, 2015, HMS Funding entered into an amended and restated credit agreement (the “Deutsche Bank Credit Facility”) among HMS Funding, as borrower, the Company, as equityholder and as servicer, Deutsche Bank AG, New York Branch (“Deutsche Bank”), as administrative agent, the financial institutions party thereto as lenders (together with Deutsche Bank, the “HMS Funding Lenders”), and U.S. Bank National Association, as collateral agent and collateral custodian. As of June 30, 2019, the Deutsche Bank Credit Facility, as amended, provided a borrowing capacity of $450.0 million, with an accordion provision allowing increases in aggregate commitments, not to exceed $550.0 million, with lender consent. Under the Deutsche Bank Credit Facility, interest is calculated as the sum of the index plus the applicable margin of 2.35%. The index will be equal to one-month LIBOR, or, in the event that LIBOR is not reasonably available, the higher of Deutsche Bank’s base commercial lending rate and the interest rate equal to 0.5% above the federal funds rate. As of June 30, 2019, the one-month LIBOR was 2.40%. The Deutsche Bank Credit Facility provides for a revolving period until November 20, 2020, unless otherwise extended with the consent of the HMS Funding Lenders. The amortization period begins the day after the last day of the revolving period and ends on November 20, 2022, the maturity date. During the amortization period, the applicable margin will increase by 0.25%. During the revolving period, HMS Funding will pay a utilization fee equal to 2.50% of the undrawn amount of the required utilization, which is 75% of the loan commitment amount. HMS Funding will incur an undrawn fee equal to 0.40% per annum of the difference between the aggregate commitments and the outstanding advances under the facility, provided that the undrawn fee relating to any utilization shortfall will not be payable to the extent that the utilization fee relating to such utilization shortfall is incurred. Additionally, under the terms of a fee letter executed on November 20, 2017, HMS Funding pays Deutsche Bank an administrative agent fee of 0.25% per annum of the aggregate revolver commitments. As of June 30, 2019, the Company was not aware of any instances of noncompliance with covenants related to the Deutsche Bank Credit Facility.

As of June 30, 2019, the Company had borrowings of $120.0 million outstanding on the TIAA Credit Facility and had borrowings of $338.0 million outstanding on the Deutsche Bank Credit Facility, both of which the Company estimated approximated fair value.

A summary of the Company’s significant contractual payment obligations for the repayment of outstanding borrowings at June 30, 2019 is as follows:

	Payments Due By Period (dollars in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
TIAA Credit Facility (1)	$120,000	$120,000	$—	$—	$—
Deutsche Bank Credit Facility (2)	338,000	—	—	338,000	—
Total Credit Facilities	$458,000	$120,000	$—	$338,000	$—

(1)	At June 30, 2019, the Company had no availability under the TIAA Credit Facility.

(2)
At June 30, 2019, $112.0 million remained available under the Deutsche Bank Credit Facility; however, the Company’s borrowing ability is limited to the asset coverage restrictions imposed by the 1940 Act, as discussed above.

Note 7 – Financial Highlights

The following is a schedule of financial highlights of the Company for the six months ended June 30, 2019 and 2018.

Per Share Data:	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
NAV at beginning of period	$7.96	$8.15
Results from Operations
Net investment income (1) (2)	0.35	0.33
Net realized loss on investments (1) (2)	(0.09)	(0.10)
Net change in unrealized appreciation on investments (1) (2)	0.13	0.12
Net increase in net assets resulting from operations	0.39	0.35
Stockholder distributions (1) (3)
Distributions from net investment income (1) (2)	(0.35)	(0.35)
Distributions from realized appreciation (1) (2)	—	—
Net decrease in net assets resulting from stockholder distributions	(0.35)	(0.35)
Capital share transactions
Issuance of common stock above NAV, net of offering costs (1)	—	—
Net increase in net assets resulting from capital share transactions	—	—
NAV at end of the period	$8.00	$8.15
Shares of common stock outstanding at end of period	78,530,056	78,788,407
Weighted average shares of common stock outstanding	78,806,540	79,586,935

(1)	Based on weighted average number of shares of common stock outstanding for the period.

(2)	Changes in net investment income and realized and unrealized appreciation (depreciation) on investments can change significantly from period to period.

(3)	The stockholder distributions represent the stockholder distributions declared for the period.

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
	(dollars in thousands)
Net assets at end of period	$628,374	$642,169
Average net assets	$628,044	$645,675
Average Credit Facilities borrowings	$489,000	$464,000

Ratios to average net assets:
Ratio of total expenses to average net assets (1)	4.78%	3.80%
Ratio of net investment income to average net assets (1)	4.42%	4.10%
Portfolio turnover ratio	17.48%	23.61%
Total return (2)	4.90%	4.29%

(1)
For the six months ended June 30, 2019 and 2018, the Advisers did not waive base management fees or subordinated incentive fees but waived reimbursement of internal administrative services expenses of approximately $1.5 million and $1.4 million, respectively. The ratio is calculated by reducing the expenses to reflect the waiver of reimbursement of internal administrative services expenses in both periods presented. Excluding interest expense, the ratio of total expenses to average net assets for the six months ended June 30, 2019 and 2018 was 2.59% and 2.06%, respectively. See Note 11 — Related Party Transactions and Arrangements for further discussion of fee waivers provided by the Advisers.

(2)
Total return is calculated as the change in NAV per share and stockholder distributions declared per share over the reporting period, divided by the NAV per share at the beginning of the period. The total return does not reflect the sales load from the sale of the Company’s common stock.

Note 8 – Stockholder Distributions

The following table reflects the cash distributions per share that the Company declared on its common stock during the six months ended June 30, 2019 and 2018 (dollars in thousands except per share amounts).

	Distributions
	Per Share	Amount
2019
Three months ended June 30, 2019	$0.18	$13,754
Three months ended March 31, 2019	$0.17	$13,606
2018
Three months ended June 30, 2018	$0.18	$13,855
Three months ended March 31, 2018	$0.17	$13,803

On June 26, 2019, with the authorization of the Company’s board of directors, the Company declared distributions to its stockholders for the period of July 2019 through September 2019. These distributions have been, or will be, calculated based on stockholders of record each day from July 1, 2019 through September 30, 2019 in an amount equal to $0.00191781 per share, per day. Distributions are paid on the first business day following the completion of each month to which they relate.

The Company has adopted an “opt in” distribution reinvestment plan for its stockholders. As a result, if the Company makes a distribution, its stockholders will receive distributions in cash unless they specifically “opt in” to the distribution reinvestment plan so as to have their cash distributions reinvested in additional shares of the Company’s common stock.

The following table reflects the sources of the cash distributions that the Company declared and, in some instances, paid on its common stock during the six months ended June 30, 2019 and 2018.

	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
	(dollars in thousands)
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Net realized income from operations (before waiver of incentive fees)	$20,854	76.2%	$18,681	67.5%
Distributions in excess of net realized income from operations (1)	6,506	23.8	8,977	32.5
Total	$27,360	100.0%	$27,658	100.0%

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

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes, which provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the Company’s financial statements is the largest benefit or expense that has a greater than 50% likelihood of being realized upon its ultimate settlement with the relevant tax authority. Positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits, if any, in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. Management has analyzed the Company’s tax positions, and has concluded that there were no material uncertain income tax positions through June 30, 2019. The Company identifies its major tax jurisdiction as the United States, and the Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next 12 months. Tax returns for the 2015 through 2017 taxable years remain subject to examination by U.S. federal and most state tax authorities.

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

Listed below is a reconciliation of “Net increase (decrease) in net assets resulting from operations” to taxable income and to total distributions declared to common stockholders for the six months ended June 30, 2019 and 2018 (dollars in thousands).

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018

Net increase (decrease) in net assets resulting from operations	$30,596	$27,779
Net change in unrealized (appreciation) depreciation	(9,742)	(9,098)
Income tax provision	159	197
Pre-tax book loss not consolidated for tax purposes	2,818	8,238
Book income and tax income differences, including debt origination, structuring fees, dividends, realized gains and changes in estimates	(739)	(92)
Estimated taxable income (1)	23,092	27,024

Taxable income earned in prior year and carried forward for distribution in current year	20,574	15,005

Taxable income earned prior to period end and carried forward for distribution next period	(20,827)	(18,907)
Dividend accrued as of period end and paid-in the following period	4,521	4,536
Taxable income earned to be carried forward	$(16,306)	$(14,371)

Total distributions accrued or paid to common stockholders	$27,360	$27,658

(1)
The Company’s taxable income for each period is an estimate and will not be finally determined until the Company files its tax return for each year. Therefore, the final taxable income, and the taxable income earned in each period and carried forward for distribution in the following period, may be different than this estimate.

The income tax expense, or benefit, and the related tax assets and liabilities generated by HMS Equity Holding and HMS Equity Holding II, if any, are reflected in the Company’s Condensed Consolidated Financial Statements. For the six months ended June 30, 2019 and 2018, the Company recognized a net income tax (benefit) provision of $159,000 and $197,000, respectively, related to deferred taxes (benefit) of $0.5 million and $3.9 million, respectively, and other taxes (benefit) of $159,000 and $197,000, respectively, offset by a valuation allowance of $(0.5) million and $(3.9) million, respectively. For the six months ended June 30, 2019 and 2018, the other taxes (benefit) included $159,000 and $197,000, respectively, related to accruals for state and other taxes.

As of June 30, 2019, the cost basis of the Company’s portfolio investments for tax purposes was $1.0 billion, with such investments having an estimated net unrealized depreciation of $5.7 million, composed of gross unrealized appreciation of $48.2 million and gross unrealized depreciation of $53.9 million. As of December 31, 2018, the cost basis of investments for tax purposes was $1.1 billion, with such investments having an estimated net unrealized depreciation of $15.1 million, composed of gross unrealized appreciation of $37.5 million and gross unrealized depreciation of $52.6 million.

The net deferred tax assets at both June 30, 2019 and December 31, 2018 was $0, primarily related to loss carryforwards, timing differences in net unrealized depreciation of portfolio investments, and basis differences of portfolio investments held by HMS Equity Holding and HMS Equity Holding II offset by a valuation allowance. Based on HMS Equity Holding’s and HMS Equity Holding II’s short operating history, management believes it is more likely than not that there will be inadequate profits in HMS Equity Holding and HMS Equity Holding II against which the deferred tax assets can be offset. Accordingly, the Company recorded a full valuation allowance against such deferred tax assets.

The following table sets forth the significant components of net deferred tax assets and liabilities as of June 30, 2019 and December 31, 2018 (amounts in thousands):

	June 30, 2019	December 31, 2018
Deferred tax assets:
Net operating loss carryforwards	$1,380	$1,861
Foreign tax credit carryforwards	10	10
Capital loss carryforwards	12,482	10,696
Net basis differences in portfolio investments	—	—
Net unrealized depreciation of portfolio investments	—	—
Total deferred tax assets	13,872	12,567
Deferred tax liabilities:
Net basis differences in portfolio investments	(2,140)	(1,540)
Net unrealized appreciation of portfolio investments	(3,846)	(3,693)
Other	—	—
Total deferred tax liabilities	(5,986)	(5,233)
Valuation allowance	(7,886)	(7,334)
Total net deferred tax assets (liabilities)	$—	$—

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

The determination of the tax attributes of the Company’s distributions is made annually at the end of the Company’s taxable year based upon the Company’s taxable income for the full taxable year and distributions paid for the full taxable year. Therefore, a determination made on an interim basis may not be representative of the actual tax attributes of distributions for a full year. If the Company had determined the tax attributes of its distributions taxable year-to-date as of June 30, 2019, 100% would be from its current and accumulated earnings and profits. However, there can be no certainty to stockholders that this determination is representative of what the actual tax attributes of the Company’s anticipated fiscal and taxable years ending December 31, 2019 distributions to stockholders will be. The actual tax characteristics of distributions to stockholders will be reported to the Internal Revenue Service and stockholders subject to information reporting shortly after the close of each calendar year on Form 1099-DIV.

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

Note 10 – Supplemental Cash Flow Disclosures

Listed below are the supplemental cash flow disclosures for the six months ended June 30, 2019 and 2018 (dollars in thousands):

Supplemental Disclosure of Cash Flow Information	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Cash paid for interest	$13,073	$10,502
Cash paid for income taxes	1,199	601

Supplemental Disclosure of Non-Cash Flow Information
Stockholder distributions declared and unpaid	4,521	4,536
Stockholder distributions reinvested	12,735	13,819
Unpaid deferred financing costs	6	—

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

For the three months ended June 30, 2019 and 2018, the Company incurred base management fees of approximately $5.6 million and $5.7 million, respectively, and subordinated incentive fees on income of $1.3 million and $0, respectively. For each of the three months ended June 30, 2019 and 2018, the Company did not incur any capital gains incentive fees. For each of the six months ended June 30, 2019 and 2018, the Company incurred base management fees of approximately $11.4 million and subordinated incentive fees on income of $2.7 million and $0.0 million, respectively. For each of the six months ended June 30, 2019 and 2018, the Company did not incur any capital gains incentive fees.

For the six months ended June 30, 2019 and 2018, the Company did not record an accrual for any previously waived fees. Any future reimbursement of previously waived fees to the Advisers will not be accrued until the reimbursement of the waived fees becomes probable and estimable, which will be upon approval of the Company’s board of directors. To date, none of the previously waived fees has been approved by the Company’s board of directors for reimbursement.

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

(5)
Prior to June 30, 2016, the Advisers waived total management fees of $2.8 million, total subordinated incentive fees of $2.5 million and total capital gain incentive fees of $8,000. Due to the passage of time, such waived fees are not eligible for repayment under the applicable fee waiver agreements.

Pursuant to the Investment Advisory Agreement and Sub-Advisory Agreement, the Company is required to pay or reimburse the Advisers for administrative services expenses, which include all costs and expenses related to the Company’s day-to-day administration and management not related to advisory services, whether such administrative services were performed by a third party service provider or affiliates of the Advisers (“Internal Administrative Services”). The Advisers do not earn any profit under their provision of administrative services to the Company. For the three months ended June 30, 2019 and 2018, the Company incurred, and the Advisers waived the reimbursements of, Internal Administrative Services expenses of approximately $740,000 and $617,000, respectively. For the six months ended June 30, 2019 and 2018, the Company incurred, and the Advisers waived the reimbursements of, Internal Administrative Services expenses of approximately $1.5 million and $1.4 million, respectively. The Company and the Advisers entered into an expense support and conditional reimbursement agreement, as amended from time to time, which extends the period for waiver of reimbursement of Internal Administrative Services expenses accrued pursuant to the Investment Advisory Agreement and the Sub-Advisory Agreement through June 30, 2019. Since inception, the Advisers waived the reimbursement of total Internal Administrative Services expenses of $14.5 million. Waived Internal Administrative Services expenses are not subject to future reimbursement.

The table below outlines fees incurred and expense reimbursements payable to the Adviser, the Sub-Adviser and their respective affiliates for the three and six months ended June 30, 2019 and 2018 and amounts unpaid as of June 30, 2019 and December 31, 2018 (dollars in thousands).

	Incurred		Incurred		Unpaid as of
	Three Months Ended June 30,		Six Months Ended June 30,		June 30, 2019	December 31, 2018
Type and Recipient	2019	2018	2019	2018
Offering Costs - the Adviser, Sub-Adviser	$96	$104	$191	$207	$—	$—
Other (2) - the Adviser	177	157	381	333	54	57
Selling Commissions - Dealer Manager	—	—	—	—	—	—
Dealer Manager Fee - Dealer Manager	—	—	—	—	—	—
Due to Affiliates					$54	$57

Base Management Fees - the Adviser, Sub-Adviser	5,633	5,737	11,359	11,431	$5,633	$5,854
Incentive Fees on Income - the Adviser, Sub-Adviser (1)	1,331	—	2,730	—	1,331	—
Base Management and Incentive Fees Payable					$6,964	$5,854

(1)	Net of amounts waived by the Advisers.

(2)	Includes amounts the Adviser paid on behalf of the Company such as general and administrative services expenses.

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

As of June 30, 2019, the Company has reimbursed the Advisers approximately $12.4 million since inception for offering costs. As of June 30, 2019, the Advisers carried a balance of approximately $908,000 for offering costs incurred on the Company’s behalf, net of reimbursement payments from the Company.

Note 12 – Share Repurchase Plan

Since inception of the share repurchase program in 2015, the Company has funded the repurchase of $84.2 million in shares of common stock. For the six months ended June 30, 2019 and 2018, the Company funded $13.0 million and $19.6 million, respectively, for shares of common stock tendered for repurchase under the plan approved by the board of directors.

For the Quarter Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered that were Repurchased	Repurchase Price per Share	Aggregate Consideration for Repurchased Shares
March 31, 2019	February 28, 2019	820,174.35	56.1%	$7.99	$6,553,193
June 30, 2019	May 31, 2019	803,239.68	46.1%	$7.98	$6,409,850

Note 13 – Commitments and Contingencies

As of June 30, 2019, the Company had a total of approximately $38.4 million in outstanding commitments comprising (i) 42 commitments to fund revolving loans that had not been fully drawn or term loans that had not been funded and (ii) four capital commitments that had not been fully called. The Company recognized unrealized appreciation of approximately $306,000 on the outstanding unfunded loan commitments and no unrealized appreciation or depreciation on the outstanding unfunded capital commitments during the six months ended June 30, 2019. As of December 31, 2018, the Company had a total of approximately $62.5 million in outstanding commitments comprising (i) 36 commitments to fund revolving loans that had not been fully drawn or term loans that had not been funded and (ii) four capital commitments that had not been fully called. The Company recognized unrealized depreciation of $132,000 on the outstanding unfunded loan commitments and no unrealized appreciation or depreciation on the outstanding unfunded capital commitments during the year ended December 31, 2018.

	Commitments and Contingencies
	(dollars in thousands)
	June 30, 2019	December 31, 2018
Unfunded Loan Commitments
Adams Publishing Group, LLC	$762	$1,735
Aethon United BR LP	938	—
American Nuts, LLC	281	1,266
Apex Linen Services, Inc.	—	403
Arcus Hunting, LLC	530	904
ASC Ortho Management Company, LLC	750	750
BarFly Ventures, LLC	—	123
BBB Tank Services	40	200
BigName Holdings, LLC	29	29
Boccella Precast Products, LLC	500	500
Centre Technologies Holdings, LLC	600	—
Chamberlin HoldCo, LLC	400	400
Charps, LLC	—	1,000
Chisholm Energy Holdings, LLC	1,429	—
Clad-Rex Steel, LLC	—	100
CTVSH, PLLC	200	200
Direct Marketing Solutions, Inc.	400	400
DTE Enterprises, LLC	750	750
Dynamic Communities, LLC	250	250
Gamber-Johnson Holdings, LLC	300	300
GRT Rubber Technologies, LLC	2,393	4,125
Guerdon Modular Holdings, Inc.	284	400
Hawk Ridge Systems, LLC	—	400
HDC/HW Intermediate Holdings, Inc.	118	180
Hoover Group, Inc.	550	2,375
HW Temps LLC	200	200
Implus Footcare, LLC	—	44
Independent Pet Partners Intermediate Holdings, LLC	10,593	22,244
Joerns Healthcare, LLC	944	—
KMC Acquisition, LLC	500	500
Laredo Energy VI, LP	1,250	—
Market Force Information, Inc.	23	350
Meisler Operating, LLC	160	400
Mystic Logistics Holdings, LLC	200	200
New Era Technology, Inc.	—	479
NexRev, LLC	1,000	1,000
NuStep, LLC	300	300
SI East , LLC	2,500	2,500
Tedder Acquisition, LLC	100	180
Trantech Radiator Topco, LLC	400	—
Volusion LLC	—	1,961
Wireless Vision Holdings, LLC	—	693

	Commitments and Contingencies
	(dollars in thousands)
	June 30, 2019	December 31, 2018
Unfunded Capital Commitments
Brightwood Capital Fund III, LP	$1,080	$1,000
Brightwood Capital Fund IV, LP	3,000	8,000
Copper Trail Energy Fund I LP	2,689	1,754
Freeport Financial Funds	1,945	3,942
Total	$38,388	$62,537

Note 14 – Subsequent Events

On July 8, 2019, the Company filed a tender offer statement on Schedule TO with the SEC to commence an offer by the Company to purchase, as approved by its board of directors, an estimated 797,922.06 shares of the Company’s issued and outstanding common stock up to approximately $6.4 million. The offer is for cash at a purchase price equal to the NAV per share to be determined within 48 hours of the repurchase date.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is based on the condensed consolidated financial statements as of June 30, 2019 (unaudited) and December 31, 2018 and for the three and six months ended June 30, 2019 and 2018. Amounts as of December 31, 2018 included in the unaudited condensed consolidated financial statements have been derived from the Company’s audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, as well as the audited consolidated financial statements, notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K (as amended) for the year ended December 31, 2018. Capitalized terms used in this Item 2 have the same meaning as in the accompanying condensed consolidated financial statements in Item 1 unless otherwise defined in this Report.

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

We previously registered for sale up to 150,000,000 shares of common stock pursuant to a registration statement on Form N-2 (File No. 333-178548) which was initially declared effective by the SEC on June 4, 2012 (the “Initial Offering”). The Initial Offering terminated on December 1, 2015. We raised approximately $601.2 million in the Initial Offering, including proceeds from the dividend reinvestment plan of approximately $22.0 million. We also registered for sale up to $1,500,000,000 worth of shares of common stock (the “Offering”) pursuant to a new registration statement on Form N-2 (File No. 333-204659), as amended. With the approval of our board of directors, we closed the Offering to new investors effective September 30, 2017. Through June 30, 2019, we raised approximately $224.0 million in the Offering, including proceeds from the distribution reinvestment plan of approximately $92.2 million.

Our business is managed by the Adviser, an affiliate of Hines, under an Investment Advisory and Administrative Services Agreement dated May 31, 2012 (as amended the “Investment Advisory Agreement”). We and the Adviser have retained MSC Adviser I, LLC (the “Sub-Adviser”), a wholly owned subsidiary of Main Street, as our investment sub-adviser pursuant to an Investment Sub-Advisory Agreement (the “Sub-Advisory Agreement”) to identify, evaluate, negotiate and structure prospective investments, make investment and portfolio management recommendations for approval by the Adviser, monitor our investment portfolio and provide certain ongoing administrative services to the Adviser. The Adviser and the Sub-Adviser are collectively referred to as the “Advisers,” and each is registered under the Investment Advisers Act of 1940, as amended. Upon the execution of the Sub-Advisory Agreement, Main Street became our affiliate. Our board of directors most recently reapproved the Investment Advisory Agreement and the Sub-Advisory Agreement on May 23, 2019. We have engaged Hines Securities, Inc. (the “Dealer Manager”), an affiliate of the Adviser, to serve as the Dealer Manager for our offerings, if any.

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

As of June 30, 2019, we had investments in 41 Middle Market debt investments, 53 Private Loan debt investments, 39 LMM debt investments, 40 LMM equity investments, six Middle Market equity investments, 19 Private Loan equity investments and nine Other Portfolio investments with an aggregate fair value of approximately $1,068.2 million, a cost basis of approximately $1,073.9 million and a weighted average effective annual yield of approximately 9.4%. The weighted average annual yield was calculated using the effective interest rates for all investments at June 30, 2019, including accretion of original issue discount and amortization of premium to par value, the amortization of fees received in connection with transactions, and assumes zero yield for investments on non-accrual status. Approximately 80.3% and 7.3% of our total portfolio investments (at fair value, excluding our Other Portfolio investments) were secured by first priority liens and second priority liens, respectively, on portfolio company assets with the remainder in unsecured debt investments and equity investments.

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

PORTFOLIO INVESTMENT COMPOSITION

Our Middle Market portfolio investments primarily consist of direct or secondary purchases of interest-bearing debt securities in companies that are generally larger in size than the LMM companies included in our LMM portfolio. While our Middle Market debt investments are generally secured by a first priority lien, 13.7% of the fair value of our Middle Market portfolio, as of June 30, 2019, is secured by second priority liens.

As of June 30, 2019, LMM portfolio consists of debt investments secured by a first priority lien (59.3% of the total fair value of the LMM portfolio) on the assets of the portfolio companies and equity investments (40.3% of the total fair value of the LMM portfolio) in privately held LMM companies. The LMM debt investments generally mature between five and seven years from the original investment date. The LMM equity investments represent an equity position or the right to acquire an equity position through warrants.

As of June 30, 2019, Private Loan portfolio primarily consists of debt investments secured by first and second priority liens (87.0% and 6.0% of the total fair value of the Private Loan portfolio, respectively) on the assets of the portfolio companies, unsecured debt investments (2.5% of the total fair value of the Private Loan portfolio) and equity investments (4.5% of the total fair value of the Private Loan portfolio) in Private Loan companies. The Private Loan debt investments typically have stated terms between three and seven years from the original investment date. The Private Loan equity investments represent an equity position or the right to acquire an equity position through warrants.

Our Other Portfolio investments primarily consist of investments managed by third parties, which differ from the typical profiles for LMM, Middle Market and Private Loan portfolio investments. In the Other Portfolio investments, we may incur indirect fees and expenses in connection with investments managed by third parties, such as investments in other investment companies, private funds or collateral loan obligations (“CLOs”).

During the six months ended June 30, 2019, we funded investment purchases of approximately $138.8 million and had one investment under contract to purchase as of June 30, 2019 for an aggregate purchase price of approximately $5.5 million, which settled or was scheduled to settle after June 30, 2019. We also received proceeds from sales and repayments of existing portfolio investments of approximately $191.5 million, including $130.5 million in sales. We had no investments under contract to sell as of June 30, 2019. The combined result of these transactions decreased our portfolio, on a cost basis, by approximately $47.8 million, or 4.3%, and increased the number of portfolio investments by 5, or 2.5%, compared to the portfolio as of December 31, 2018. As of June 30, 2019, the largest investment in an individual portfolio company represented approximately 2.7% of our portfolio’s fair value, with remaining investments in any individual portfolio company ranging from 0.0% to 2.2%. The average investment in our portfolio is approximately $5.2 million or 0.5% of our total portfolio as of June 30, 2019. Our portfolio extends across individual portfolio investments, geographic regions, and industries. Further, our total portfolio’s investment composition (excluding our Other Portfolio investments) at fair value comprises 80.3% first lien debt securities and 7.3% second lien debt securities, with the remainder in unsecured debt investments and equity investments. First lien debt securities have priority over subordinated debt owed by the issuer with respect to the collateral pledged as security for the loan. Due to the relative priority of payment of first lien investments, these generally have lower yields than lower priority, less secured investments.

During the six months ended June 30, 2018, we made investment purchases of approximately $314.3 million and had four investments under contract to purchase as of June 30, 2018 for an aggregate purchase price of approximately $16.3 million, which settled after June 30, 2018. We also received proceeds from sales and repayments of existing portfolio investments of approximately $243.1 million including $100.6 million in sales and had three investments under contract to sell as of June 30, 2018 for approximately $15.0 million, which represented the contract sales price.

The result of these transactions further diversified our geographic and industry concentrations and based upon our investment rating system, which is described further below, the weighted average rating of our LMM was approximately 2.5 as of both June 30, 2019 and December 31, 2018. See “Portfolio Asset Quality” below for a description of the system used to rate our investments. Lastly, the overall weighted average effective yield on our investment portfolio was 9.4% and 9.5% as of June 30, 2019 and December 31, 2018, respectively.

Summaries of the composition of our total investment portfolio at cost and fair value are shown in the following tables (this information excludes Other Portfolio investments):

	June 30, 2019				December 31, 2018
Cost:	LMM	Private Loan	Middle Market	Total	LMM	Private Loan	Middle Market	Total
First Lien Secured Debt	68.8%	87.8%	82.9%	82.5%	70.4%	87.3%	81.8%	82.0%
Second Lien Secured Debt	0.4	6.0	14.0	7.9	—	6.2	15.8	9.2
Unsecured Debt	0.1	2.5	0.4	1.3	—	2.6	0.2	1.1
Equity	30.1	3.6	2.7	8.1	28.9	3.7	2.2	7.5
Equity warrants	0.6	0.1	—	0.2	0.7	0.2	—	0.2
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	June 30, 2019				December 31, 2018
Fair Value:	LMM	Private Loan	Middle Market	Total	LMM	Private Loan	Middle Market	Total
First Lien Secured Debt	59.3%	87.0%	84.7%	80.3%	62.1%	87.1%	82.9%	80.3%
Second Lien Secured Debt	0.3	6.0	13.7	7.3	—	6.3	15.6	8.9
Unsecured Debt	0.1	2.5	0.4	1.3	—	2.5	0.2	1.1
Equity	40.2	4.3	1.2	11.0	37.4	3.9	1.3	9.5
Equity warrants	0.1	0.2	—	0.1	0.5	0.2	—	0.2
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

For the tables showing our total investment portfolio composition by geographic region and by industry, see Note 3 — Fair Value Hierarchy for Investments — Portfolio Investment Composition to our condensed consolidated financial statements included elsewhere in this Report.

Investment in HMS-ORIX

We previously co-invested in broadly-syndicated loans with Orix through our investment in HMS-ORIX, which is organized as a Delaware limited liability company. On May 8, 2019, HMS-ORIX Holdings I LLC, a wholly owned subsidiary of HMS-ORIX, which held all of the investments in broadly-syndicated loans held by HMS-ORIX, was merged (the “HMS-ORIX Holdings Merger”) into Mariner CLO 7, Ltd., an exempted company incorporated under the laws of the Cayman Islands (“Mariner CLO”).

As of June 30, 2019, HMS-ORIX had total assets of $0.3 million, consisting entirely of residual cash, which will be distributed to us and Orix upon final liquidation of HMS-ORIX. As of December 31, 2018, HMS-ORIX had total assets of $162.5 million and HMS-ORIX’s portfolio consisted of 107 broadly-syndicated loans, all of which were secured by first-priority liens, generally in industries similar to those in which we may directly invest. As of December 31, 2018, there were no loans in HMS-ORIX’s portfolio that were on non-accrual status.

On November 20, 2018, HMS-ORIX closed on a $170.0 million credit facility with Citibank, N.A. (the “Refinanced HMS-ORIX Credit Facility”). The proceeds from the Refinanced HMS-ORIX Credit Facility were used to pay off the outstanding balance on the Initial HMS-ORIX Credit Facility, which was subsequently terminated. The reinvestment period for the Refinanced HMS-ORIX Credit Facility was scheduled to expire on September 6, 2019, and the maturity date was nine months after expiration of the reinvestment period (unless terminated earlier pursuant to the terms of the Refinanced HMS-ORIX Credit Facility). Borrowings under the Refinanced HMS-ORIX Credit Facility bore interest at a rate equal to the three-month LIBOR plus 1.15%. As of December 31, 2018, $98.8 million was outstanding under this facility. Borrowings under the facility were secured by substantially all of the assets of HMS-ORIX. Proceeds from the HMS-ORIX Holdings Merger were used to pay off the Refinanced HMS-ORIX Credit Facility.

The following table presents a summary of HMS-ORIX’s portfolio as of December 31, 2018 (dollars in thousands):

As of December 31, 2018

Total debt investments (1)	$165,025
Weighted average effective yield on loans(2)	5.82%
Largest loan to a single borrower(1)	$3,461
Total of 10 largest loans to borrowers(1)	$30,430
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

For the three months ended June 30, 2019 and 2018, we recognized approximately $0 and $530,000, respectively, of dividend income in respect of our investment in HMS-ORIX. For the six months ended June 30, 2019 and 2018, the Company recognized approximately $546,000 and $1.1 million, respectively, of dividend income in respect of its investment in HMS-ORIX.

The following tables show the summarized financial information for HMS-ORIX (dollars in thousands):

HMS-ORIX SLF LLC
Balance Sheet
(dollars in thousands)

	As of June 30, 2019	As of December 31, 2018
Assets
Portfolio investments at fair value (amortized cost: $164,570 as of December 31, 2018)	$—	$157,923
Cash and cash equivalents	320	3,873
Receivable for securities sold	—	—
Interest receivable	—	197
Deferred financing costs, net	—	497
Other assets	—	30
Total assets	$320	$162,520
Liabilities
Credit facilities payable	$—	$98,818
Payable for securities purchased	—	18,442
Distributions payable	—	902
Accounts payable and accrued expenses	10	439
Total liabilities	10	118,601
Net assets
Members’ equity	310	43,919
Total net assets	310	43,919
Total liabilities and net assets	$320	$162,520

HMS-ORIX SLF LLC
Statement of Operations
(dollars in thousands)
	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Investment income
Interest income	$480	$1,888	$3,028	$3,622
Dividend income	—	—	—	—
Fee income	—	—	—	—
Other income	—	—	—	—
Total investment income	480	1,888	3,028	3,622
Expenses
Interest expense	883	921	2,130	1,771
Other expenses	—	2	—	2
General and administrative expenses	25	26	36	47
Total expenses	908	949	2,166	1,820
Net investment income (loss)	(428)	939	862	1,802
Net realized loss from investments	(1,513)	(348)	(1,514)	(374)
Net realized income (loss)	(1,941)	591	(652)	1,428
Net change in unrealized appreciation (depreciation) on investments	2,008	(939)	6,647	(998)
Net increase (decrease) in net assets resulting from operations	$67	$(348)	$5,995	$430

PORTFOLIO ASSET QUALITY

As of June 30, 2019, we owned a broad portfolio of 207 investments in 128 companies representing a wide range of industries. We believe that this broad portfolio adds to the structural protection of the portfolio, revenue sources, income, cash flows and dividends. The portfolio included the following:

▪
41 debt investments in 38 Middle Market portfolio companies with an aggregate fair value of approximately $330.2 million and a cost basis of approximately $361.9 million. The Middle Market debt investments had a weighted average annual effective yield of approximately 9.6%, which is calculated assuming the investments on non-accrual status have a zero yield, and 85.7% of the Middle Market debt investments were secured by first priority liens. Further, 97.9% of the Middle Market debt investments contain variable interest rates, though a majority of the investments with variable rates are subject to contractual minimum base interest rates between 100 and 150 basis points.

▪
53 debt investments in 48 Private Loan portfolio companies with an aggregate fair value of approximately $442.8 million and a cost basis of approximately $444.1 million. The Private Loan debt investments had a weighted average annual effective yield of approximately 10.2%, which is calculated assuming the investments on non-accrual status have a zero yield, and 91.1% of the Private Loan debt investments were secured by first priority liens. Further, 95.1% of the Private Loan debt investments contain variable interest rates, though a majority of the investments with variable interest rates are subject to contractual minimum base interest rates between 100 and 150 basis points.

▪
39 debt investments in 31 LMM portfolio companies with an aggregate fair value of approximately $130.0 million and a cost basis of approximately $130.6 million. The LMM debt investments had a weighted average annual effective yield of approximately 12.2%, and 99.3% of the debt investments were secured by first priority liens. Also, 50.4% of the LMM debt investments are fixed rate investments with fixed interest rates between 5.0% and 14.0%. Also, 26 LMM debt investments, representing approximately 49.6% of the LMM debt investments have variable interest rates subject to a contractual minimum base interest rate of 100 basis points.

▪
68 equity investments and six equity warrant investments in 30 LMM portfolio companies, 12 Private Loan portfolio companies, five Middle Market portfolio companies and seven Other Portfolio companies with an aggregate fair value of approximately $165.2 million and a cost basis of approximately $137.2 million.

Overall, as of June 30, 2019, our investment portfolio had a weighted average effective yield on our investments of approximately 9.4%, and 76.4% of our total portfolio’s investments (including our Other Portfolio investments) were secured by first priority liens.

As of June 30, 2019, we had seven investments in four portfolio companies that were on non-accrual status, which comprised approximately 0.9% of our total investment portfolio at fair value and 1.7% of the total investment portfolio at cost. As of December 31, 2018, we had five investments in three portfolio companies that were on non-accrual status, which comprised approximately 0.4% of the total investment portfolio at fair value and 0.6% of the total investment portfolio at cost. For those investments in which S&P credit ratings are available, which represents approximately 29.5% of the portfolio as of June 30, 2019, the portfolio had a weighted average effective credit rating of B.

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

The following table shows the distribution of our LMM portfolio investments on the 1 to 5 investment rating system of our Sub-Adviser at fair value as of June 30, 2019 and December 31, 2018 (dollars in thousands):

	June 30, 2019		December 31, 2018
Investment Rating	Investments at Fair Value	Percentage of Total LMM Portfolio	Investments at Fair Value	Percentage of Total LMM Portfolio
1	$68,419	31.4%	$56,937	27.1%
2	21,859	10.0	15,038	7.1
3	78,054	35.8	124,397	59.2
4	49,492	22.7	10,718	5.1
5	—	—	3,184	1.5
Total	$217,824	99.9%	$210,274	100.0%

Based upon this investment rating system, the weighted average rating of our LMM portfolio at fair value was approximately 2.5 as of both June 30, 2019 and December 31, 2018.

DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS COMPARISONS FOR THE THREE MONTHS ENDED JUNE 30, 2019 AND JUNE 30, 2018

Total Investment Income, Expenses, Net Assets

For the three months ended June 30, 2019 and 2018, our total investment income was approximately $28.6 million and $27.0 million, respectively, consisting predominately of interest income and dividend income. The increase in total investment income was primarily driven by an increase in interest income of approximately $800,000 and an increase in dividend income of approximately $1.4 million. The increase in interest income was primarily due to an increase in the weighted average annual effective yield on investments. As of June 30, 2019, our portfolio had a weighted average annual effective yield on investments of approximately 9.4% compared to 9.2% as of June 30, 2018. Such increase was largely the result of a greater concentration of higher yielding Private Loan and LMM debt investments in our portfolio during the three months ended June 30, 2019 compared to the three months ended June 30, 2018. The dividend income increase is primarily due to improving performance of certain of our LMM equity investments.

For the three months ended June 30, 2019 and 2018, we recognized $161,000 and $724,000, respectively, of non-recurring fee income received from our portfolio companies or other third parties, which accounted for approximately 0.6% and 2.7%, respectively, of our total investment income during such periods.  Such fee income is transaction based and typically consists of prepayment fees, structuring fees, amendment and consent fees and other non-recurring fees. As such, future fee income is generally dependent on new direct origination investments and the occurrence of prepayments and other events at existing portfolio companies resulting in such fees.

For the three months ended June 30, 2019 and 2018, expenses, net of internal administrative services expense waivers, were approximately $14.7 million and $12.6 million, respectively. The increase in expenses is primarily due to increases in incentive fees of $1.3 million and interest expense of $514,000. For the three months ended June 30, 2019, the Advisers earned a subordinated incentive fee on income of $1.3 million, while no such fee was earned for the three months ended June 30, 2018. Interest expense was higher for the three months ended June 30, 2019 due to an increase in the annualized interest rate on our borrowings, from approximately 4.7% as of June 30, 2018 to approximately 5.0% as of June 30, 2019.

For the three months ended June 30, 2019, the net increase in net assets resulting from operations (gross of stockholder distributions declared) was approximately $11.8 million. The increase was attributable to net investment income of approximately $14.0 million, offset by unrealized depreciation on investments of approximately $2.3 million.

For the three months ended June 30, 2018, the net increase in net assets resulting from operations (gross of stockholder distributions declared) was approximately $12.2 million. The increase was primarily attributable to net investment income of approximately $14.4 million, offset by unrealized depreciation on investments of approximately $1.5 million and net realized loss on investments of approximately $536,000.

RESULTS COMPARISONS FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND JUNE 30, 2018

Total Investment Income, Operating Expenses, Net Assets

For the six months ended June 30, 2019 and 2018, our total investment income was approximately $57.8 million and $51.0 million, respectively, consisting predominately of interest income and dividend income. The increase in total investment income was primarily driven by an increase in interest income of approximately $4.9 million and an increase in dividend income of approximately $2.5 million. The increase in interest income was primarily due to an increase in the weighted average annual effective yield on investments. As of June 30, 2019, our portfolio had a weighted average annual effective yield on investments of approximately 9.4% compared to 9.2% as of June 30, 2018. Such increase was largely the result of a greater concentration of higher yielding Private Loan and LMM investments in our investment portfolio during the six months ended June 30, 2019 compared to the six months ended June 30, 2018. Dividend income increased primarily due to improving performance of certain of our Lower Middle Market equity investments.

For the six months ended June 30, 2019 and 2018, we recognized $522,000 and $1.1 million, respectively, of non-recurring fee income received from our portfolio companies or other third parties, which accounted for approximately 0.9% and 2.1%, respectively, of our total investment income during such period.  Such fee income is transaction based and typically consists of prepayment fees, structuring fees, amendment and consent fees and other non-recurring fees. As such, future fee income is generally dependent on new direct origination investments and the occurrence of prepayments and other events at existing portfolio companies resulting in such fees.

For the six months ended June 30, 2019 and 2018, expenses, net of internal administrative services expense waivers, were approximately $30.0 million and $24.5 million, respectively. The increase in expenses is primarily due to an increase in incentive fees of $2.7 million and an increase in interest expense of $2.5 million. For the six months ended June 30, 2019, the Advisers earned a $2.7 million subordinated incentive fee on income, while no such fee was earned for the six months ended June 30, 2018. Interest expense increased primarily due to an increase in our average borrowings of approximately $25.0 million during the period and an increase in our cost of borrowing on the Credit Facilities. Average borrowings under the Credit Facilities were $489.0 million for the six months ended June 30, 2019 compared to $464.0 million for the six months ended June 30, 2018. As of June 30, 2019 and 2018, the annualized interest rate on borrowings was 5.0% and 4.7%, respectively.

For the six months ended June 30, 2019, the net increase in net assets resulting from operations (gross of stockholder distributions declared) was approximately $30.6 million. The increase was attributable to (i) net investment income of approximately $27.8 million and (ii) net unrealized appreciation on investments of approximately $9.7 million, offset by realized losses on investments of approximately $6.9 million.

For the six months ended June 30, 2018, the net increase in net assets resulting from operations (gross of stockholder distributions declared) was approximately $27.8 million. The increase was attributable to (i) net investment income of approximately $26.5 million and (ii) unrealized appreciation on investments of approximately $9.1 million, offset by net realized losses of approximately $7.8 million.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Overview

As of June 30, 2019, we had approximately $20.7 million in cash and cash equivalents, which we held in various custodial accounts. In addition, as of June 30, 2019, we had $112.0 million in capacity available under the Credit Facilities, in the aggregate. To seek to enhance our returns, we intend to continue to employ leverage as market conditions permit and at the discretion of our Adviser, subject to asset coverage restrictions under the 1940 Act. See “Financial Condition, Liquidity and Capital Resources — Financing Arrangements.”

As of June 30, 2019, we had 42 senior secured loan investments and four equity investments with aggregate unfunded commitments of $38.4 million. We believe that we maintain sufficient cash and cash equivalents on hand and available borrowings to fund such unfunded commitments should the need arise.

We currently generate cash primarily from interest, dividends and fees earned on our investments, principal repayments and proceeds from the sales of our investments and the net proceeds of the issuance of shares under our distribution reinvestment plan.

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

Liquidity and Capital Resources

Cash Flows

For the six months ended June 30, 2019, we experienced a net decrease in cash and cash equivalents of approximately $1.1 million. During that period, approximately $77.8 million of cash was generated from our operating activities, which principally consisted of principal repayments from and sales of investments in portfolio companies of $191.5 million and a net increase in net assets resulting from operations of approximately $30.6 million, offset by the purchase of new portfolio investments of $138.8 million. During the six months ended June 30, 2019, approximately $78.9 million was used in financing activities, which principally consisted of a net $51.0 million decrease in borrowings under the Credit Facilities, $13.0 million used for the redemption of our common stock and $14.8 million in cash distributions paid to stockholders.

For the six months ended June 30, 2018, we experienced a net decrease in cash and cash equivalents of approximately $8.2 million. During that period, approximately $48.3 million of cash was used in our operating activities, which principally consisted of the purchase of new portfolio investments of $314.3 million and accretion of unearned income of $4.3 million, offset by principal repayments from and sales of investments in portfolio companies of $243.1 million and a net increase in net assets resulting from operations of approximately $27.8 million. During the six months ended June 30, 2018, approximately $40.2 million was generated from financing activities, which principally consisted of a net $74.0 million increase in borrowings under the Credit Facilities, offset by $19.6 million in cash used for the redemption of our common stock and $14.1 million in cash distributions paid to stockholders.

Continuous Public Offering

With the approval of our board of directors, we closed the Offering to new investors effective September 30, 2017. During the six months ended June 30, 2019, we raised proceeds of $12.7 million from our distribution reinvestment plan.

During the six months ended June 30, 2018, we raised proceeds of $13.8 million from our distribution reinvestment plan.

Distributions

The following table reflects the cash distributions per share that we have declared on our common stock during the six months ended June 30, 2019 and 2018 (dollars in thousands except per share amounts).

	Distributions
	Per Share	Amount
2019
Three months ended June 30, 2019	$0.18	$13,754
Three months ended March 31, 2019	$0.17	$13,606
2018
Three months ended June 30, 2018	$0.18	$13,855
Three months ended March 31, 2018	$0.17	$13,803

On June 26, 2019, with the authorization of our board of directors, we declared distributions to our stockholders for the period of July 2019 through September 2019. These distributions have been, or will be, calculated based on stockholders of record each day from July 1, 2019 through September 30, 2019 in an amount equal to $0.00191781 per share, per day. Distributions are paid on the first business day following the completion of each month to which they relate.

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
The determination of the tax attributes of our distributions is made annually at the end of our taxable year, based upon our taxable income for the full taxable year and distributions paid for the full taxable year. Therefore, a determination made on an interim basis may not be representative of the actual tax attributes of distributions for a full year. If we had determined the tax attributes of our distributions taxable year-to-date as of June 30, 2019, 100% would be from our current and accumulated earnings and profits. However, there can be no certainty to stockholders that this determination is representative of what the actual tax attributes of our fiscal and taxable years ending December 31, 2019 distributions to stockholders will be. The actual tax characteristics of distributions to stockholders will be reported to the Internal Revenue Service and stockholders subject to information reporting after the close of each calendar year on Form 1099-DIV.

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

As of June 30, 2019, we had $120.0 million outstanding and no availability under our TIAA Credit Facility, and $338.0 million outstanding and $112.0 million available under the Deutsche Bank Credit Facility, both of which we estimated approximated fair value. Availability under each of the Credit Facilities is subject to certain limitations and the asset coverage restrictions under the 1940 Act. For further information on our Credit Facilities, including key terms and financial covenants, refer to Note 6 — Borrowings to the consolidated financial statements included in our Annual Report on Form 10-K (as amended) for the year ended December 31, 2018 as well as Note 6 — Borrowings to the condensed consolidated financial statements included elsewhere in this Report.

As a BDC, we are able to issue “senior securities,” including borrowing money from banks or other financial institutions, only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such incurrence or issuance. The Small Business Credit Availability Act, enacted into law in March 2018, among other things, amended the 1940 Act to reduce the asset coverage requirement applicable to BDCs from 200% to 150% so long as the BDC meets certain disclosure requirements, obtains certain approval and, in the case of unlisted BDCs, makes an offer to repurchase shares held by its stockholders as of the date of the requisite approval. Effectiveness of the reduced asset coverage requirements to a BDC requires approval by either (1) a “required majority” (as defined in Section 57(o) of the 1940 Act) of such BDC’s board of directors with effectiveness one year after the date of such approval or (2) a majority of the votes cast at a special or annual meeting of such BDC’s stockholders at which a quorum is present, which is effective the day after such stockholder approval. The Company has not requested or obtained either such approval. As of June 30, 2019 and December 31, 2018, our asset coverage ratio under BDC regulations was 237% and 223%, respectively.

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

 Contractual Obligations

As of June 30, 2019, we had $458.0 million in borrowings outstanding under the Credit Facilities. Our TIAA Credit Facility will mature March 6, 2020, with two one-year extension options, subject to lender approval, and the Deutsche Bank Credit Facility will mature on November 20, 2022. See Note 6 — Borrowings to the financial statements included elsewhere in this Report for a description of the Credit Facilities.

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings at June 30, 2019 is as follows:

	Payments Due By Period (dollars in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
TIAA Credit Facility (1)	$120,000	$120,000	$—	$—	$—
Deutsche Bank Credit Facility (2)	338,000	—	—	338,000	—
Total Credit Facilities	$458,000	$120,000	$—	$338,000	$—

(1)	At June 30, 2019, we had no availability under our TIAA Credit Facility.

(2)
At June 30, 2019, $112.0 million remained available under the Deutsche Bank Credit Facility; however, our borrowing ability is limited to the asset coverage restrictions imposed by the 1940 Act, as discussed above.

Off-Balance Sheet Arrangements

As of June 30, 2019, we had a total of approximately $38.4 million in outstanding commitments comprised of (i) 42 commitments to fund revolving loans that had not been fully drawn or term loans that had not been funded and (ii) four capital commitments that had not been fully called. We recognized unrealized appreciation of approximately $306,000 on our outstanding unfunded loan commitments and no unrealized appreciation or depreciation on our outstanding unfunded capital commitments during the six months ended June 30, 2019. We reasonably believe that we maintain sufficient assets and available borrowings to adequately cover and allow us to satisfy our outstanding unfunded commitments should the need arise. At December 31, 2018, we had a total of approximately $62.5 million in outstanding commitments comprised of (i) 36 commitments to fund revolving loans that had not been fully drawn or term loans that had not been funded and (ii) four capital commitments that had not been fully called. We recognized unrealized depreciation of approximately $132,000 on our outstanding unfunded loan commitments and no unrealized appreciation or depreciation on our outstanding unfunded capital commitments during the year ended December 31, 2018. We had equity commitments of up to $30.0 million to HMS-ORIX, which were fully funded as of June 30, 2019 and December 31, 2018.

	Commitments and Contingencies
	(dollars in thousands)
	June 30, 2019	December 31, 2018
Unfunded Loan Commitments
Adams Publishing Group, LLC	$762	$1,735
Aethon United BR LP	938	—
American Nuts, LLC	281	1,266
Apex Linen Services, Inc.	—	403
Arcus Hunting, LLC	530	904
ASC Ortho Management Company, LLC	750	750
BarFly Ventures, LLC	—	123
BBB Tank Services	40	200
BigName Holdings, LLC	29	29
Boccella Precast Products, LLC	500	500
Centre Technologies Holdings, LLC	600	—
Chamberlin HoldCo, LLC	400	400
Charps, LLC	—	1,000
Chisholm Energy Holdings, LLC	1,429	—
Clad-Rex Steel, LLC	—	100
CTVSH, PLLC	200	200
Direct Marketing Solutions, Inc.	400	400
DTE Enterprises, LLC	750	750
Dynamic Communities, LLC	250	250
Gamber-Johnson Holdings, LLC	300	300
GRT Rubber Technologies, LLC	2,393	4,125
Guerdon Modular Holdings, Inc.	284	400
Hawk Ridge Systems, LLC	—	400
HDC/HW Intermediate Holdings, Inc.	118	180
Hoover Group, Inc.	550	2,375
HW Temps LLC	200	200
Implus Footcare, LLC	—	44
Independent Pet Partners Intermediate Holdings, LLC	10,593	22,244
Joerns Healthcare, LLC	944	—
KMC Acquisition, LLC	500	500
Laredo Energy VI, LP	1,250	—
Market Force Information, Inc.	23	350
Meisler Operating, LLC	160	400
Mystic Logistics Holdings, LLC	200	200
New Era Technology, Inc.	—	479
NexRev, LLC	1,000	1,000

	Commitments and Contingencies
	(dollars in thousands)
	June 30, 2019	December 31, 2018
NuStep, LLC	$300	$300
SI East , LLC	2,500	2,500
Tedder Acquisition, LLC	100	180
Trantech Radiator Topco, LLC	400	—
Volusion LLC	—	1,961
Wireless Vision Holdings, LLC	—	693
Unfunded Capital Commitments
Brightwood Capital Fund III, LP	1,080	1,000
Brightwood Capital Fund IV, LP	3,000	8,000
Copper Trail Energy Fund I LP	2,689	1,754
Freeport Financial Funds	1,945	3,942
Total	$38,388	$62,537

Recent Developments and Subsequent Events

On July 8, 2019, we filed a tender offer statement on Schedule TO with the SEC to commence an offer by us to purchase, as approved by our board of directors, an estimated 797,922.06 shares of our issued and outstanding common stock, par value $0.001 per share, at up to approximately $6.4 million. The offer is for cash at a purchase price equal to the NAV per share to be determined within 48 hours of the repurchase date.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, in particular changes in interest rates. Changes in interest rates may affect our interest income from portfolio investments, the fair value of our fixed income investments, and our cost of funding.

Our interest income will be affected by changes in various interest rates, including LIBOR and prime rates, to the extent any of our debt investments include floating interest rates. We generally invest in floating rate debt instruments, meaning that the interest rate payable on such instrument resets periodically based upon changes in a specified interest rate index, typically the one-month or three-month LIBOR. As of June 30, 2019, approximately 89.5% of our LMM, Private Loan, and Middle Market portfolio debt investments (based on cost) contained floating interest rates. As of June 30, 2019, the one-month LIBOR was approximately 2.40% and the three-month LIBOR was approximately 2.32%. Many of our investments provide that the specified interest rate index on such instruments will never fall below a level, or floor, generally between 100 and 150 basis points regardless of the level of the specified index rate, which minimizes the negative impact to our interest income that would result from a decline in index rates.

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

The following table shows the approximate annualized increase or decrease (dollars in thousands) in the components of net investment income due to hypothetical interest rate index changes, assuming no changes in our investments and borrowings as of June 30, 2019.

Change in interest rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 200 basis points	$(10,915)	$(9,160)	(1,755)
Down 100 basis points	(8,355)	(4,580)	(3,775)
Down 50 basis points	(4,217)	(2,290)	(1,927)
Up 50 basis points	4,253	2,290	1,963
Up 100 basis points	8,506	4,580	3,926
Up 200 basis points	17,012	9,160	7,852

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

If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. As of June 30, 2019, we had not entered into any interest rate hedging arrangements.

Item 4.    Controls and Procedures.

In accordance with the Exchange Act, Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2019 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act), during the three months ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Repurchases of our common stock pursuant to our tender offer are as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)

April 1, 2019 through April 30, 2019	—	$—	—	—
May 1, 2019 through May 31, 2019	803,239.68	7.98	803,239.68	—
June 1, 2019 through June 30, 2019	—	—	—	—
Total	803,239.68		803,239.68	—

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

HMS INCOME FUND, INC.

Date:	August 13, 2019	By:	/s/ SHERRI W. SCHUGART
Sherri W. Schugart
Chairman and Chief Executive Officer

Date:	August 13, 2019	By:	/s/ DAVID M. COVINGTON
David M. Covington
Chief Financial Officer