Form 10-Q
period 2019-09-30
HMS INCOME FUND, INC.
filed 2019-11-13
CIK 1535778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________
 FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

The issuer had 79,009,406 shares of common stock outstanding as of November 12, 2019.

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

PART I — FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

HMS Income Fund, Inc.
Condensed Consolidated Balance Sheets
(dollars in thousands, except share and per share amounts)

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Portfolio investments at fair value:
Non-Control/Non-Affiliate investments (amortized cost: $900,620 and $932,495 as of September 30, 2019 and December 31, 2018, respectively)	$870,059	$901,518
Affiliate investments (amortized cost: $139,238 and $143,372 as of September 30, 2019 and December 31, 2018, respectively)	150,491	149,323
Control investments (amortized cost: $16,416 and $45,821 as of September 30, 2019 and December 31, 2018, respectively)	32,932	55,727
Total portfolio investments (amortized cost: $1,056,274 and $1,121,688 as of September 30, 2019 and December 31, 2018, respectively)	1,053,482	1,106,568

Cash and cash equivalents	21,070	21,757
Interest receivable	9,590	9,292
Receivable for securities sold	—	918
Prepaid and other assets	4,414	4,038
Deferred financing costs (net of accumulated amortization of $2,653 and $1,642 as of September 30, 2019 and December 31, 2018, respectively)	3,854	4,857
Total assets	$1,092,410	$1,147,430

LIABILITIES
Accounts payable and other liabilities	$2,292	$2,456
Stockholder distributions payable	4,521	4,676
Base management and incentive fees payable	6,706	5,854
Due to affiliates	166	57
Directors’ fees payable	27	21
Payable for securities purchased	596	—
Credit facilities payable	458,000	509,000
Total liabilities	472,308	522,064

Commitments and Contingencies (Note 13)

NET ASSETS
Common stock, $.001 par value; 150,000,000 shares authorized, 78,498,726 and 78,584,824 issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	78	79
Additional paid-in capital	678,044	678,627
Total accumulated earnings (loss)	(58,020)	(53,340)
Total net assets	620,102	625,366

Total liabilities and net assets	$1,092,410	$1,147,430

Net asset value per share	$7.90	$7.96

See notes to the condensed consolidated financial statements.

HMS Income Fund, Inc.
Condensed Consolidated Statements of Operations
(dollars in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
INVESTMENT INCOME:
From non-control/non-affiliate investments:
Interest income	$22,243	$25,057	$69,040	$67,809
Fee income	325	748	750	1,669
Dividend income	(72)	268	1,114	797
From affiliate investments:
Interest income	2,514	2,359	7,318	6,312
Fee income	28	16	90	118
Dividend income	1,001	843	2,035	1,870
From control investments:
Interest income	161	151	428	463
Fee income	18	17	53	52
Dividend income	1,598	709	4,797	2,057
Total investment income	27,816	30,168	85,625	81,147
EXPENSES:
Interest expense	6,214	6,626	19,942	17,861
Base management and incentive fees	6,707	8,439	20,796	19,870
Internal administrative services expenses	735	623	2,233	2,044
Offering costs	94	101	285	308
Professional fees	114	124	814	539
Insurance	114	47	210	143
Other general and administrative	595	511	1,651	1,447
Expenses before fee and expense waivers	14,573	16,471	45,931	42,212
Waiver of incentive fees	—	(2,535)	—	(2,535)
Waiver of internal administrative services expenses	(735)	(623)	(2,233)	(2,044)
Total expenses, net of fee and expense waivers	13,838	13,313	43,698	37,633
Net investment income before taxes	13,978	16,855	41,927	43,514
Income tax expense, including excise tax	82	(226)	241	(29)
NET INVESTMENT INCOME	13,896	17,081	41,686	43,543
NET REALIZED GAIN (LOSS) ON INVESTMENTS
Non-Control/Non-Affiliate investments	(11,026)	(8,149)	(12,098)	(16,842)
Affiliate investments	—	(9)	(5,266)	903
Control investments	(35)	—	(633)	—
Total net realized gain (loss) on investments	(11,061)	(8,158)	(17,997)	(15,939)
NET REALIZED INCOME	2,835	8,923	23,689	27,604
NET CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION) ON INVESTMENTS
Non-Control/Non-Affiliate investments	2,579	7,391	755	14,707
Affiliate investments	237	3,378	4,674	4,258
Control investments	112	4,088	7,241	4,990
Total net change in unrealized appreciation (depreciation) on investments	2,928	14,857	12,670	23,955
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$5,763	$23,780	$36,359	$51,559
PER SHARE INFORMATION - BASIC AND DILUTED
NET INVESTMENT INCOME PER SHARE	$0.18	$0.22	$0.53	$0.55
NET REALIZED INCOME PER SHARE	$0.04	$0.12	$0.30	$0.35
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE (EARNINGS PER SHARE)	$0.07	$0.30	$0.46	$0.65
WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	78,794,751	78,982,226	78,807,179	79,383,151

See notes to the condensed consolidated financial statements.

HMS Income Fund, Inc.
Condensed Consolidated Statements of Changes in Net Assets
(dollars in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Change in Net Assets from Operations:
Net investment income	$13,896	$17,081	$41,686	$43,543
Net realized gain (loss) on investments	(11,061)	(8,158)	(17,997)	(15,939)
Net change in unrealized appreciation (depreciation) on investments	2,928	14,857	12,670	23,955
Net increase in net assets resulting from operations	5,763	23,780	36,359	51,559

Change in Net Assets from Stockholders’ Distributions:
Net decrease in net assets resulting from stockholders’ distributions	(13,900)	(13,938)	(41,260)	(41,596)

Change in Net Assets from Capital Share Transactions:
Reinvestment of stockholder distributions	6,247	6,731	18,982	20,550
Repurchase of common stock	(6,382)	(8,007)	(19,345)	(27,567)
Net decrease in net assets resulting from capital share transactions	(135)	(1,276)	(363)	(7,017)

Total Increase (Decrease) in Net Assets	(8,272)	8,566	(5,264)	2,946
Net Assets at beginning of the period	628,374	642,169	625,366	647,789
Net Assets at end of the period	$620,102	$650,735	$620,102	$650,735

NAV per share at end of the period	$7.90	$8.28	$7.90	$8.28
Distributions declared per share	$0.17	$0.17	$0.52	$0.52

Common shares outstanding, beginning of the period	78,530,056	78,788,407	78,584,824	79,511,731
Issuance of common shares pursuant to distribution reinvestment plan	773,449	810,611	2,342,092	2,477,245
Repurchase of common shares	(804,779)	(982,248)	(2,428,190)	(3,372,206)
Common shares outstanding, end of the period	78,498,726	78,616,770	78,498,726	78,616,770

See notes to the condensed consolidated financial statements.

HMS Income Fund, Inc.
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)
(Unaudited)

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$36,359	$51,559
Adjustments to reconcile net increase in net assets resulting from operations to net cash generated from (used in) operating activities:
Principal repayments received and proceeds from sales of investments in portfolio companies	280,055	386,110
Investments in portfolio companies	(222,627)	(476,524)
Net change in unrealized (appreciation) on portfolio investments	(12,670)	(23,955)
Net realized loss on sale of portfolio investments	17,997	15,939
Amortization of deferred financing costs	1,011	1,000
Amortization of deferred offering costs	285	308
Accretion of unearned income	(6,152)	(7,603)
Net payment-in-kind interest accrual	(3,351)	(977)
Changes in other assets and liabilities:
Interest receivable	(298)	(566)
Prepaid and other assets	501	1,949
Base management and incentive fees payable	852	222
Due to affiliates	109	(21)
Directors’ fees payable	6	10
Accounts payable and other liabilities	299	(348)
Net cash generated from (used in) operating activities	92,376	(52,897)

CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of common stock	(19,345)	(27,567)
Payment of offering costs	(285)	(308)
Payment of stockholder distributions	(22,433)	(21,291)
Repayments on credit facilities payable	(196,500)	(279,000)
Proceeds from credit facilities payable	145,500	359,000
Net cash generated from (used in) financing activities	(93,063)	30,834

Net decrease in cash and cash equivalents	(687)	(22,063)

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	21,757	45,791

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$21,070	$23,728

See notes to the condensed consolidated financial statements.

HMS Income Fund, Inc. Consolidated Schedule of Investments
As of September 30, 2019
(dollars in thousands)
Portfolio Company (1) (3)	Business Description	Type of Investment (2) (3)	Index Rate (22)	Principal (7)	Cost (7)	Fair Value (26)

Control Investments (6)
CTMH, LP (9) (15)	Investment Partnership	LP Interests (CTMH, LP) (Fully diluted 38.8%)	—	$—	$872	$872
GRT Rubber Technologies, LLC (10) (13)	Manufacturer of Engineered Rubber Products	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 9.10%, Secured Debt (Maturity - December 31, 2023) (8)	1 month LIBOR	7,396	7,374	7,396
		Member Units (2,896 units) (16)	—	—	6,435	22,644
					13,809	30,040
Harris Preston Fund Investments (9) (15)	Investment Partnership	LP Interests (2717 MH, LP) (Fully diluted 49.3%)	—	—	1,735	2,020

Subtotal Control Investments (6) (3% of total investments at fair value)					$16,416	$32,932
Affiliate Investments (4)
AFG Capital Group, LLC (10) (13)	Provider of Rent-to-Own Financing Solutions and Services	10.00% Secured Debt (Maturity - May 25, 2022) (14)	None	$231	$231	$231
		Member Units (46 units) (16)	—	—	300	1,260
					531	1,491
Analytical Systems Keco, LLC (10) (13)	Liquid and Gas Analyzers	LIBOR Plus 10.00% (Floor 2.00%), Current Coupon 12.50%, Secured Debt (Maturity - August 16, 2024) (8)	1 month LIBOR	1,400	1,266	1,273
		Preferred Member Units (800 units)	—	—	800	800
		Warrants (105 Equivalent Shares; Expiration - August 16, 2029; Strike Price - $0.01 per Share)	—	—	79	79
					2,145	2,152
Brewer Crane Holdings, LLC (10) (13)	Provider of Crane Rental and Operating Services	LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 12.10%, Secured Debt (Maturity - January 9, 2023) (8)	1 month LIBOR	2,294	2,262	2,262
		Preferred Member Units (737 units) (16)	—	—	1,070	1,070
					3,332	3,332
Centre Technologies Holdings, LLC (10) (13)	Provider of IT Hardware Services and Software Solutions	LIBOR Plus 9.00% (Floor 2.00%), Current Coupon 11.13%, Secured Debt (Maturity - January 4, 2024) (8)	1 month LIBOR	3,060	3,001	3,006
		Preferred Member Units (3,174 units)	—	—	1,460	1,460
					4,461	4,466
Chamberlin Holding, LLC (10) (13)	Roofing and Waterproofing Specialty Subcontractor	LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 12.25%, Secured Debt (Maturity - February 23, 2023) (8)	1 month LIBOR	4,719	4,618	4,719
		Member Units (1,087 units) (16)	—	—	2,860	5,897
		Member Units (Chamberlin Langfield Real Estate, LLC) (261,786 units) (16)	—	—	262	262
					7,740	10,878
Charlotte Russe, Inc.	Fast-Fashion Retailer to Young Women	Common Stock (14,973 shares)	—	—	2,470	—
Charps, LLC (10) (13)	Pipeline Maintenance and Construction	15.00% Secured Debt (Maturity - June 5, 2022) (14)	None	500	500	500
		Preferred Member Units (400 units) (16)	—	—	100	1,368
					600	1,868
Clad-Rex Steel, LLC (10) (13)	Specialty Manufacturer of Vinyl-Clad Metal	LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 11.10%, Secured Debt (Maturity - December 20, 2021) (8)	1 month LIBOR	2,820	2,790	2,820
		Member Units (179 units) (16)	—	—	1,820	2,504
		10.00% Secured Debt (Clad-Rex Steel RE Investor, LLC) (Maturity - December 19, 2036)	None	286	283	283
		Member Units (Clad-Rex Steel RE Investor, LLC) (200 units)	—	—	53	88
					4,946	5,695
Copper Trail Energy Fund I, LP (9) (15)	Investment Partnership	LP Interests (Copper Trail Energy Fund I, LP) (Fully diluted 12.4%) (16)	—	—	1,584	2,273
Digital Products Holdings LLC (10) (13)	Designer and Distributor of Consumer Electronics	LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 12.13%, Secured Debt (Maturity - March 31, 2023) (8)	1 month LIBOR	$4,987	$4,909	$4,842
		Preferred Member Units (863 units) (16)	—	—	2,375	1,917
					7,284	6,759
Direct Marketing Solutions, Inc. (10) (13)	Provider of Omni-Channel Direct Marketing Services	LIBOR Plus 11.00% (Floor 1.00%), Current Coupon 13.13%, Secured Debt (Maturity - February 13, 2023) (8)	1 month LIBOR	4,208	4,118	4,208
		Preferred Stock (2,100 shares)	—	—	2,100	4,471
					6,218	8,679
Freeport Financial Funds (9) (15)	Investment Partnership	LP Interests (Freeport First Lien Loan Fund III, LP) (Fully diluted 6.0%) (16)	—	—	10,555	10,291
Gamber-Johnson Holdings, LLC (10) (13)	Manufacturer of Ruggedized Computer Mounting Systems	LIBOR Plus 7.00% (Floor 2.00%), Current Coupon 9.10%, Secured Debt (Maturity - June 24, 2021) (8)	1 month LIBOR	4,755	4,700	4,755
		Member Units (2,155 units) (16)	—	—	3,711	11,627
					8,411	16,382
Guerdon Modular Holdings, Inc. (10) (13)	Multi-Family and Commercial Modular Construction Company	16.00% Secured Debt (Maturity - October 1, 2019) (18)	None	3,147	3,137	2,077
		LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 10.82%, Secured Debt (Maturity - October 1, 2019) (8) (18)	3 month LIBOR	116	116	116
		Common Stock (53,008 shares)	—	—	746	—
		Class B Preferred Stock (101,250 shares)	—	—	285	—
					4,284	2,193
Gulf Publishing Holdings, LLC (10) (13)	Energy Industry Focused Media and Publishing	12.50% Secured Debt (Maturity - April 29, 2021)	None	3,133	3,109	3,109
		LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 11.60%, Secured Debt (Maturity - September 30, 2020) (8)	1 month LIBOR	80	80	80
		Member Units (920 units)	—	—	920	963
					4,109	4,152
Harris Preston Fund Investments (9) (15)	Investment Partnership	LP Interests (HPEP 3, LP) (Fully diluted 8.2%)	—	—	2,474	2,474
Hawk Ridge Systems, LLC (9) (10) (13)	Value-Added Reseller of Engineering Design and Manufacturing Solutions	10.00% Secured Debt (Maturity - December 2, 2021)	None	3,350	3,314	3,350
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 8.10%, Secured Debt (Maturity - December 2, 2021) (8)	1 month LIBOR	150	147	147
		Preferred Member Units (56 units) (16)	—	—	713	1,975
		Preferred Member Units (HRS Services, ULC) (56 units)	—	—	38	105
					4,212	5,577
KMC Investor, LLC (10) (13)	Precision Metal Parts Manufacturing	11.50% Secured Debt (Maturity - October 31, 2023)	None	6,800	6,620	6,625
		9.00% Secured Debt (Maturity October 31, 2048)	None	996	979	979
		Member Units (145 units)	—	—	248	248
		Member Units (KMC RE Investor, LLC) (200 units) (16)	—	—	3,060	3,060
					10,907	10,912
Market Force Information, Inc. (10) (13)	Provider of Customer Experience Management Services	LIBOR Plus 11.00% (Floor 1.00%), Current Coupon 13.52%, Secured Debt (Maturity - July 28, 2022) (8)	3 month LIBOR	5,700	5,633	5,665
		LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 9.52%, Secured Debt (Maturity - July 28, 2022) (8)	3 month LIBOR	691	691	691
		Member Units (170,000 units)	—	—	3,675	1,764
					9,999	8,120

M.H. Corbin Holding LLC (10) (13)	Manufacturer and Distributor of Traffic Safety Products	5.00% Current / 5.00% PIK Secured Debt (Maturity - March 15, 2022)	None	$2,185	$2,161	$2,185
		Preferred Member Units (16,500 units)	—	—	1,100	1,192
		Common Units (1,000 units)	—	—	1,500	5
					4,761	3,382
Mystic Logistics Holdings, LLC (10) (13)	Logistics and Distribution Services Provider for Large Volume Mailers	12.00% Secured Debt (Maturity - August 15, 2019) (19)	None	1,600	1,598	1,598
		Common Stock (1,468 shares) (16)	—	—	680	1,202
					2,278	2,800
NexRev, LLC (10) (13)	Provider of Energy Efficiency Products & Services	11.00% Secured Debt (Maturity - February 28, 2023)	None	4,251	4,180	4,187
		Preferred Member Units (21,600,000 units) (16)	—	—	1,720	1,719
					5,900	5,906
NuStep, LLC (10) (13)	Designer, Manufacturer and Distributor of Fitness Equipment	12.00% Secured Debt (Maturity - January 31, 2022)	None	5,150	5,092	5,092
		Preferred Member Units (102 units)	—	—	2,550	2,550
					7,642	7,642
SI East, LLC (10) (13)	Rigid Industrial Packaging Manufacturing	10.25% Secured Debt (Maturity - August 31, 2023)	None	10,988	10,842	10,988
		Preferred Member Units (52 units) (16)	—	—	2,000	2,446
					12,842	13,434
Tedder Acquisition, LLC (10) (13)	Manufacturer of Firearm Holsters and Accessories	12.00% Secured Debt (Maturity - August 31, 2023)	None	4,100	3,997	4,066
		12.00% Secured Debt (Maturity - August 31, 2020)	None	40	38	38
		Preferred Member Units (110 units)	—	—	2,034	2,034
					6,069	6,138
Trantech Radiator Topco, LLC (10) (13)	Transformer Cooling Products and Services	12.00% Secured Debt (Maturity - May 31, 2024)	None	2,400	2,320	2,331
		Common Stock (154 shares) (16)	—	—	1,164	1,164
					3,484	3,495

Subtotal Affiliate Investments (4) (14% of total investments at fair value)					$139,238	$150,491

Non-Control/Non-Affiliate Investments (5)
AAC Holdings Inc. (8)	Substance Abuse Treatment Service Provider	LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 9.33% / 4.00% PIK, Current Coupon Plus PIK 13.33%, Secured Debt (Maturity - June 30, 2023) (18)	3 month LIBOR	$14,396	$14,025	$10,797
		LIBOR Plus 11.00% (Floor 1.00%), Current Coupon 13.29%, Secured Debt (Maturity - April 15, 2020)	3 month LIBOR	1,855	1,692	1,855
					15,717	12,652
Adams Publishing Group, LLC (8) (11)	Local Newspaper Operator	LIBOR Plus 7.50% (Floor 1.50%), Current Coupon 9.78%, Secured Debt (Maturity - July 3, 2023)	3 month LIBOR	6,478	6,375	6,478
		LIBOR Plus 7.50% (Floor 1.50%), Current Coupon 9.61%, Secured Debt (Maturity - July 3, 2023)	3 month LIBOR	205	191	205
		PRIME Plus 5.00% (Floor 1.50%), Current Coupon 9.00%, Secured Debt (Maturity - July 3, 2023)	PRIME	5,000	4,925	5,000
					11,491	11,683
ADS Tactical, Inc. (8) (11)	Value-Added Logistics and Supply Chain Solutions Provider to the Defense Industry	LIBOR Plus 6.25% (Floor 0.75%), Current Coupon 8.29%, Secured Debt (Maturity - July 26, 2023)	1 month LIBOR	15,868	15,839	15,868
Aethon United BR, LP (8) (11)	Oil & Gas Exploration & Production	LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 8.79%, Secured Debt (Maturity - September 8, 2023) (14)	1 month LIBOR	7,000	6,913	7,000
Allen Media, LLC (8)	Operator of Cable Television Networks	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.60%, Secured Debt (Maturity - August 30, 2023)	3 month LIBOR	$16,490	$16,090	$15,954
American Nuts, LLC (8) (11)	Roaster, Mixer and Packager of Bulk Nuts and Seeds	LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 11.82%, Secured Debt (Maturity - April 10, 2023)	3 month LIBOR	12,269	12,058	12,269
American Teleconferencing Services, Ltd. (8)	Provider of Audio Conferencing and Video Collaboration Solutions	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.71%, Secured Debt (Maturity - December 8, 2021)	2 month LIBOR	14,163	13,673	8,937
APTIM Corp	Engineering, Construction and Procurement	7.75% Secured Debt (Maturity - June 15, 2025)	None	6,952	6,231	4,936
Arcus Hunting, LLC (8) (11)	Manufacturer of Bowhunting and Archery Products and Accessories	LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 12.32%, Secured Debt (Maturity - January 13, 2020)	1 month LIBOR	8,223	8,220	8,225
Arise Holdings, Inc. (11)	Tech-Enabled Business Process Outsourcing	Preferred Stock (1,000,000 shares)	—	—	1,000	2,498
ASC Ortho Management Company, LLC (11)	Provider of Orthopedic Services	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 9.82%, Secured Debt (Maturity - August 31, 2023) (8)	3 month LIBOR	4,572	4,489	4,552
		13.25% PIK Secured Debt (Maturity - December 1, 2023) (14)	None	1,734	1,695	1,734
					6,184	6,286
ATI Investment Sub, Inc. (8)	Manufacturer of Solar Tracking Systems	LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 9.31%, Secured Debt (Maturity - June 22, 2021)	1 month LIBOR	3,135	3,086	3,000
ATX Networks Corp. (8) (9)	Provider of Radio Frequency Management Equipment	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 8.35% / 1.00% PIK, Current Coupon Plus PIK 9.35%, Secured Debt (Maturity - June 11, 2021)	3 month LIBOR	13,735	13,596	12,979
BarFly Ventures, LLC (11)	Casual Restaurant Group	12.00% Secured Debt (Maturity - August 31, 2020)	None	3,395	3,374	3,128
		Warrants (.410 equivalent units, Expiration - August 31, 2025)	—	—	158	97
		Options (.99 equivalent units)	—	—	202	167
					3,734	3,392
BBB Tank Services, LLC (10) (13)	Maintenance, Repair and Construction Services to the Above-Ground Storage Tank Market	LIBOR Plus 11.00% (Floor 1.00%), Current Coupon 13.10%, Secured Debt (Maturity - April 8, 2021) (8)	1 month LIBOR	1,200	1,196	1,173
		Preferred Stock (28,280 units)	—	—	28	32
		Member Units (200,000 units)	—	—	200	30
					1,424	1,235
Berry Aviation, Inc. (11)	Airline Charter Service Operator	10.50% Current / 1.50% PIK, Secured Debt (Maturity - January 6, 2024) (14)	None	4,531	4,475	4,531
		Preferred Member Units (Berry Acquisition, LLC) (1,548,387 units, 8.00% cumulative) (16)	—	—	1,548	1,318
					6,023	5,849
BigName Commerce, LLC (8) (11)	Provider of Envelopes and Complimentary Stationery Products	LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 9.57%, Secured Debt (Maturity - May 11, 2022)	1 month LIBOR	2,409	2,392	2,376
Binswanger Enterprises, LLC (11)	Glass Repair and Installation Service Provider	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 10.10%, Secured Debt (Maturity - March 9, 2022) (8)	3 month LIBOR	13,731	13,549	13,731
		Member Units (1,050,000 units)	—	—	1,050	950
					14,599	14,681
Bluestem Brands, Inc. (8)	Multi-Channel Retailer of General Merchandise	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 9.54%, Secured Debt (Maturity - November 6, 2020)	3 month LIBOR	11,592	11,526	8,791
Boccella Precast Products, LLC (10) (13)	Manufacturer of Precast Hollow Core Concrete	LIBOR Plus 12.00% (Floor 1.00%), Current Coupon 14.32%, Secured Debt (Maturity - June 30, 2022) (8)	3 month LIBOR	3,311	3,259	3,311
		Member Units (540,000 units) (16)	—	—	564	1,475
					3,823	4,786
Brightwood Capital Fund Investments (9) (15)	Investment Partnership	LP Interests (Brightwood Capital Fund III, LP) (Fully diluted 1.60%) (16)	—	$—	$3,815	$3,104
		LP Interests (Brightwood Capital Fund IV, LP) (Fully diluted 0.80%) (16)	—	—	9,037	9,126
					12,852	12,230
Buca C, LLC (10) (13)	Casual Restaurant Group	LIBOR Plus 9.25% (Floor 1.00%), Current Coupon 11.33%, Secured Debt (Maturity - June 30, 2020) (8)	1 month LIBOR	12,670	12,624	12,517
		Preferred Member Units (4 units, 6.00% cumulative) (16)	—	—	3,040	3,086
					15,664	15,603
Cadence Aerospace, LLC (8) (11)	Aerospace Manufacturing	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.54%, Secured Debt (Maturity - November 14, 2023)	3 month LIBOR	19,322	19,177	19,322
CAI Software, LLC (10) (13)	Provider of Specialized Enterprise Resource Planning Software	12.00% Secured Debt (Maturity - December 7, 2023)	None	2,290	2,297	2,290
		Member Units (16,742 units) (16)	—	—	188	1,235
					2,485	3,525
Cenveo Corporation	Provider of Digital Marketing Agency Services	LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 11.56%, Secured Debt (Maturity - June 7, 2023) (8)	1 month LIBOR	4,449	4,161	4,449
		Common Stock (138,889 shares)	—	—	4,163	2,153
					8,324	6,602
Chisholm Energy Holdings, LLC (8) (11)	Oil & Gas Exploration & Production	LIBOR Plus 6.25% (Floor 1.50%), Current Coupon 8.41%, Secured Debt (Maturity - May 15, 2026) (14)	3 month LIBOR	3,571	3,475	3,475
Clarius BIGS, LLC (11) (18)	Prints & Advertising Film Financing	15.00% PIK Secured Debt (Maturity - January 5, 2015) (18)	None	2,105	1,847	27
		20.00% PIK Secured Debt (Maturity - January 5, 2015) (18)	None	764	671	10
					2,518	37
Clickbooth.com, LLC (8) (11)	Provider of Digital Advertising Performance Marketing Solutions	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 10.82%, Secured Debt (Maturity - December 5, 2022)	3 month LIBOR	2,682	2,641	2,682
Construction Supply Investments, LLC (11)	Distribution Platform of Specialty Construction Materials to Professional Concrete and Masonry Contractors	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 8.12%, Secured Debt (Maturity - June 30, 2023) (8)	1 month LIBOR	15,941	15,837	15,941
		Member units (42,207 units)	—	—	4,409	7,209
					20,246	23,150
CTVSH, PLLC (8) (11) (13)	Emergency Care and Specialty Service Animal Hospital	LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 10.13%, Secured Debt (Maturity - August 3, 2022)	1 month LIBOR	2,562	2,529	2,562
Datacom, LLC (10) (13)	Technology and Telecommunications Provider	10.50% PIK Secured Debt (Maturity - May 31, 2021) (18)	None	1,384	1,346	1,113
		8.00% Secured Debt (Maturity - May 31, 2021) (18)	None	200	200	173
		Class A Preferred Member Units (1,530 units)	—	—	144	—
		Class B Preferred Member Units (717 units)	—	—	670	—
					2,360	1,286
Digital River, Inc. (8)	Provider of Outsourced e-Commerce Solutions and Services	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 8.12%, Secured Debt (Maturity - February 12, 2021)	3 month LIBOR	9,759	9,716	9,734
DTE Enterprises, LLC (11)	Industrial Powertrain Repair and Services	LIBOR Plus 7.50% (Floor 1.50%), Current Coupon 9.69%, Secured Debt (Maturity - April 13, 2023) (8)	3 month LIBOR	11,492	11,313	11,492
		Class AA Preferred Member Units (non-voting) (16)	—	—	817	837
		Class A Preferred Member Units (776,316 units) (16)	—	—	776	1,490
					12,906	13,819
Dynamic Communities, LLC (8) (11)	Developer of Business Events and Online Community Groups	LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 10.10%, Secured Debt (Maturity - July 17, 2023)	3 month LIBOR	5,460	5,371	5,450
Epic Y-Grade Services, LP (8)	NGL Transportation & Storage	LIBOR Plus 5.50%, Current Coupon 7.54%, Secured Debt (Maturity - June 13, 2024)	3 month LIBOR	$15,275	$15,024	$14,836
Evergreen Skills Lux S.á r.l. (d/b/a Skillsoft) (8) (9)	Technology-Based Performance Support Solutions	LIBOR Plus 8.25% (Floor 1.00%), Current Coupon 10.45%, Secured Debt (Maturity - April 28, 2022) (14)	3 month LIBOR	10,901	10,647	3,331
Felix Investments Holdings II, LLC (8) (11)	Oil and Gas Exploration and Production	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.68%, Secured Debt (Maturity - August 9, 2022)	3 month LIBOR	5,000	4,937	5,000
Flavors Holdings, Inc. (8)	Global Provider of Flavoring and Sweetening Products and Solutions	LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 7.85%, Secured Debt (Maturity - April 3, 2020)	3 month LIBOR	10,719	10,609	9,995
GI KBS Merger Sub LLC (8)	Outsourced Janitorial Services to Retail/Grocery Customers	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 10.77%, Secured Debt (Maturity - April 29, 2022) (14)	3 month LIBOR	14,700	14,647	14,296
Good Source Solutions, Inc. (8) (11)	Specialized Food Distributor	LIBOR Plus 8.32% (Floor 1.00%), Current Coupon 10.36%, Secured Debt (Maturity - June 29, 2023)	3 month LIBOR	5,000	4,959	5,000
GoWireless Holdings, Inc. (8)	Provider of Wireless Telecommunications Carrier Services	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.54%, Secured Debt (Maturity - December 22, 2024)	3 month LIBOR	15,117	15,005	14,703
HDC/HW Intermediate Holdings, LLC (8) (11)	Managed Services and Hosting Provider	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 9.61%, Secured Debt (Maturity - December 21, 2023)	3 month LIBOR	1,895	1,861	1,892
Hoover Group, Inc. (8) (9) (11)	Provider of Storage Tanks and Related Products to the Energy and Petrochemical Markets	LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 9.36%, Secured Debt (Maturity - January 28, 2021)	3 month LIBOR	22,083	21,429	20,758
Hunter Defense Technologies, Inc. (8) (11)	Provider of Military and Commercial Shelters and Systems	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 9.10%, Secured Debt (Maturity - March 29, 2023)	3 month LIBOR	16,157	15,878	16,157
HW Temps LLC (10) (13)	Temporary Staffing Solutions	8.00% Secured Debt (Maturity - March 29, 2023)	None	2,650	2,596	2,327
Hydrofarm Holdings, LLC (8) (11)	Wholesaler of Horticultural Products	LIBOR Plus 10.00%, Current Coupon 3.55% / 8.50% PIK, Current Coupon Plus PIK 12.05%, Secured Debt (Maturity - May 12, 2022)	1 month LIBOR	7,474	7,385	6,237
Hyperion Materials & Technologies, Inc. (8) (9)	Manufacturer of Cutting and Machine Tools & Specialty Polishing Compounds	LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 7.54%, Secured Debt (Maturity - August 28, 2026)	3 month LIBOR	7,500	7,351	7,388
iEnergizer Limited (8) (9) (11)	Provider of Business Outsourcing Solutions	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 8.06%, Secured Debt (Maturity - April 17, 2024)	1 month LIBOR	13,725	13,598	13,598
Implus Footcare, LLC (8) (11)	Provider of Footwear and Related Accessories	LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 8.35%, Secured Debt (Maturity - April 30, 2024)	3 month LIBOR	17,021	16,670	16,797
Independent Pet Partners Intermediate Holdings, LLC (8) (11)	Omnichannel Retailer of Specialty Pet Products	LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 11.48%, Secured Debt (Maturity - November 19, 2023)	3 month LIBOR	14,412	14,146	14,412
		Member Units (1,191,667 units)	—	—	1,192	964
					15,338	15,376
Industrial Services Acquisitions, LLC (11)	Industrial Cleaning Services	6.00% Current / 7.00% PIK, Current Coupon 13.00%, Unsecured Debt (Maturity - December 17, 2022) (17)	None	11,803	11,779	11,803
		Member Units (Industrial Services Investments, LLC) (336 units; 10.00% cumulative)	—	—	202	218
		Preferred Member Units (Industrial Services Investments, LLC) (187 units, 20.00% cumulative)	—	—	124	124
		Member Units (Industrial Services Investments, LLC) (2,100 units)	—	—	2,100	1,352
					14,205	13,497
Interface Security Systems, L.L.C. (8) (11)	Commercial Security and Alarm Services	LIBOR Plus 7.00% (Floor 1.75%), Current Coupon 9.04%, Secured Debt (Maturity - August 7, 2023)	1 month LIBOR	7,500	7,355	7,355
Intermedia Holdings, Inc. (8)	Unified Communications as a Service	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 8.04%, Secured Debt (Maturity - July 19, 2025)	1 month LIBOR	3,525	3,495	3,530
Invincible Boat Company, LLC (8) (11)	Manufacturer of Sport Fishing Boats	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.61%, Secured Debt (Maturity - August 28, 2025)	3 month LIBOR	$9,500	$9,395	$9,406
Isagenix International, LLC (8)	Direct Marketer of Health and Wellness Products	LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 7.85%, Secured Debt (Maturity - June 14, 2025)	3 month LIBOR	6,025	5,973	4,654
Jackmont Hospitality, Inc. (8) (11)	Franchisee of Casual Dining Restaurants	LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 8.79%, Secured Debt (Maturity - May 26, 2021)	1 month LIBOR	8,171	8,162	8,171
Joerns Healthcare, LLC	Manufacturer and Distributor of Health Care Equipment & Supplies	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 8.79%, Secured Debt (Maturity - August 21, 2024) (8)	3 month LIBOR	3,335	3,270	3,270
		Common Stock (472,579 shares)	—	—	3,678	3,678
					6,948	6,948
Kemp Technologies Inc. (8) (11)	Provider of Application Delivery Controllers	LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 8.58%, Secured Debt (Maturity - March 29, 2024)	3 month LIBOR	7,481	7,338	7,338
Knight Energy Services LLC (11)	Oil and Gas Equipment and Services	8.50% Secured Debt (Maturity - February 9, 2024)	None	810	810	810
		Class A-2 Shares (25,692 units)	—	—	1,843	1,843
					2,653	2,653
Kore Wireless Group, Inc. (12)	Mission Critical Software Platform	LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 7.60%, Secured Debt (Maturity - December 20, 2024) (8)	3 month LIBOR	6,075	6,049	6,037
Larchmont Resources, LLC	Oil & Gas Exploration & Production	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 9.14%, Secured Debt (Maturity - August 7, 2020) (8)	3 month LIBOR	3,614	3,614	3,361
		Member units (Larchmont Intermediate Holdco, LLC) (4,806 units)	—	—	601	1,201
					4,215	4,562
Laredo Energy VI, LP (8) (11)	Oil and Gas Exploration and Production	LIBOR Plus 10.50% (Floor 2.00%) PIK, Current Coupon 12.76%, Secured Debt (Maturity - November 19, 2021)	3 month LIBOR	10,627	10,460	10,627
Lightbox Holdings, L.P. (8)	Provider of Commercial Real Estate Software	LIBOR Plus 5.00% (Floor 0.00%), Current Coupon 7.05%, Secured Debt (Maturity - May 9, 2026)	1 month LIBOR	4,987	4,915	4,938
LL Management, Inc. (8) (11)	Medical Transportation Service Provider	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.84%, Secured Debt (Maturity - September 25, 2023)	3 month LIBOR	13,769	13,632	13,625
Logix Acquisition Company, LLC (8) (11)	Competitive Local Exchange Carrier	LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 7.79%, Secured Debt (Maturity - December 22, 2024) (23)	1 month LIBOR	12,790	12,713	12,790
LSF9 Atlantis Holdings, LLC (8)	Provider of Wireless Telecommunications Carrier Services	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 8.04%, Secured Debt (Maturity - May 1, 2023)	1 month LIBOR	13,213	13,141	12,340
Lulu’s Fashion Lounge, LLC (8) (11)	Fast Fashion E-Commerce Retailer	LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 11.04%, Secured Debt (Maturity - August 28, 2022)	1 month LIBOR	5,795	5,648	5,680
Lynx FBO Operating LLC (11)	Fixed Based Operator in the General Aviation Industry	LIBOR Plus 5.75%, Current Coupon 7.86%, Secured Debt (Maturity - September 30, 2024) (8)	3 month LIBOR	13,750	13,438	13,475
		Member Units (3,704 units)	—	—	500	500
					13,938	13,975
Mac Lean-Fogg Company (11)	Manufacturer and Supplier for Auto and Power Markets	LIBOR Plus 5.00%, Current Coupon 7.04%, Secured Debt (Maturity - December 22, 2025) (8)	1 month LIBOR	7,153	7,100	7,100
		Preferred Stock (650 shares, 4.50% cash / 9.25% PIK, cumulative) (16)	—	—	764	764
					7,864	7,864
Mariner CLO 7, Ltd. (9) (15)	Structured Finance	Subordinated Structured Notes (estimated yield of 8.3% due April 30, 2032)	—	25,935	23,074	19,051
Meisler Operating, LLC (10) (13)	Provider of Short Term Trailer and Container Rental	LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 9.58%, Secured Debt (Maturity - June 7, 2022) (8)	3 month LIBOR	6,810	6,687	6,810
		Member Units (Milton Meisler Holdings, LLC) (12,139 units)	—	—	1,214	2,095
					7,901	8,905
Mills Fleet Farm Group, LLC (8) (11)	Omnichannel Retailer of Work, Farm and Lifestyle Merchandise	LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 8.29%, Secured Debt (Maturity - October 24, 2024)	3 month LIBOR	$14,888	$14,550	$14,643
New Media Holdings II LLC (8) (9)	Local Newspaper Operator	LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 8.29%, Secured Debt (Maturity - July 14, 2022)	1 month LIBOR	9,645	9,575	9,673
NNE Partners, LLC (8) (11)	Oil & Gas Exploration & Production	LIBOR Plus 8.00%, (Floor 0.00%) Current Coupon 10.14%, Secured Debt (Maturity - March 2, 2022)	3 month LIBOR	20,417	20,308	20,417
North American Lifting Holdings, Inc. (8)	Crane Service Provider	LIBOR Plus 4.50% (Floor 1.00%), Current Coupon 6.60%, Secured Debt (Maturity - November 27, 2020)	3 month LIBOR	6,195	5,918	5,679
Novetta Solutions, LLC (8)	Provider of Advanced Analytics Solutions for Defense Agencies	LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 7.05%, Secured Debt (Maturity - October 17, 2022)	1 month LIBOR	14,861	14,591	14,587
NTM Acquisition Corp. (8)	Provider of B2B Travel Information Content	LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 8.29%, Secured Debt (Maturity - June 7, 2022)	1 month LIBOR	3,922	3,900	3,863
Pasha Group (8)	Diversified Logistics and Transportation Provided	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 9.59%, Secured Debt (Maturity - January 26, 2023)	3 month LIBOR	9,473	9,247	9,544
PaySimple, Inc. (8) (11)	Leading Technology Services Commerce Platform	LIBOR Plus 3.50% (Floor 1.00%), Current Coupon 5.70%, Secured Debt (Maturity - April 30, 2021)	1 month LIBOR	3,150	3,088	3,103
Permian Holdco 2, Inc.	Storage Tank Manufacturer	14.00% PIK Unsecured Debt (Maturity - October 15, 2021) (17)	None	1,099	1,099	812
		18.00% PIK Unsecured Debt (Maturity - June 30, 2022) (17)	None	759	759	759
		Series A Preferred Shares (Permian Holdco 1, Inc.) (386,255 shares)	—	—	1,997	825
		Common Shares (Permian Holdco 1, Inc.) (386,255 shares)	—	—	—	—
					3,855	2,396
PricewaterhouseCoopers Public Sector LLP (8)	Provider of Consulting Services to Governments	LIBOR Plus 7.50%, Current Coupon 9.54%, Secured Debt (Maturity - May 1, 2026) (14)	1 month LIBOR	14,100	14,056	13,924
Rise Broadband (8) (11)	Fixed Wireless Broadband Provider	LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 10.03%, Secured Debt (Maturity - May 2, 2023)	3 month LIBOR	14,775	14,660	14,775
RM Bidder, LLC (11)	Scripted and Unscripted TV and Digital Programming Provider	Common Stock (1,854 shares)	—	—	31	7
		Series A Warrants (124,915 equivalent units, Expiration - October 20, 2025)	—	—	284	—
		Series B Warrants (93,686 equivalent units, Expiration - October 20, 2025)	—	—	—	—
					315	7
Salient Partners, LP (8) (11)	Provider of Asset Management Services	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 8.04%, Secured Debt (Maturity - June 9, 2021)	1 month LIBOR	6,675	6,717	6,675
Slick Software Holdings LLC (10) (13)	Text Messaging Marketing Platform	14.00% Secured Debt (Maturity - September 13, 2023)	—	1,480	1,395	1,395
		Member units (17,500 units)	—	—	175	270
		Warrants (4,521 equivalent units, Expiration - September 13, 2028)	—	—	45	73
					1,615	1,738
Smart Modular Technologies, Inc. (8) (9) (11)	Provider of Specialty Memory Solutions	LIBOR Plus 6.25%, (Floor 1.00%), Current Coupon 8.43%, Secured Debt (Maturity - August 9, 2022)	3 month LIBOR	19,000	18,839	19,237
TE Holdings, LLC	Oil & Gas Exploration & Production	Common Units (72,785 units)	—	—	728	—
Teleguam Holdings, LLC (8)	Cable and Telecom Services Provider	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 10.54%, Secured Debt (Maturity - April 12, 2024) (14)	1 month LIBOR	7,750	7,634	7,798
TGP Holdings III LLC (8)	Outdoor Cooking & Accessories	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 10.54%, Secured Debt (Maturity - September 25, 2025) (14)	1 month LIBOR	5,000	5,000	4,700
TMC Merger Sub Corp (8)	Refractory & Maintenance Services Provider	LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 8.81%, Secured Debt (Maturity - October 31, 2022) (25)	1 month LIBOR	$17,069	$16,909	$16,920
TOMS Shoes, LLC (8)	Global Designer, Distributor, and Retailer of Casual Footwear	LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 7.76%, Secured Debt (Maturity - October 30, 2020)	3 month LIBOR	4,775	4,673	3,056
U.S. Telepacific Corp. (8)	Provider of Communications and Managed Services	LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 7.10%, Secured Debt (Maturity - May 2, 2023)	3 month LIBOR	12,500	12,281	12,196
VIP Cinema Holdings, Inc. (8)	Supplier of Luxury Seating to the Cinema Industry	LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 8.04%, Secured Debt (Maturity - March 1, 2023)	1 month LIBOR	8,750	8,721	6,891
Vistar Media, Inc. (11)	Operator of Digital Out-of-Home Advertising Platform	LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 10.09%, Secured Debt (Maturity - April 3, 2023) (8)	3 month LIBOR	5,690	5,478	5,690
		Warrants (69,675 equivalent units, Expiration - April 3, 2029)	—	—	—	1,220
		Preferred Stock (70,207 shares)	—	—	767	1,210
					6,245	8,120
Volusion, LLC (10) (13)	Provider of Online Software-as-a-Service eCommerce Solutions	11.50% Secured Debt (Maturity - January 24, 2020)	None	8,672	8,515	8,369
		8.00% Unsecured Debt (Maturity - November 16, 2023)	None	175	175	124
		Preferred Member Units (2,090,001 units)	—	—	6,000	6,000
		Warrants (784,866.80 equivalent units, Expiration - January 26, 2025)	—	—	1,104	244
					15,794	14,737
Wireless Vision Holdings, LLC (8) (11)	Provider of Wireless Telecommunications Carrier Services	LIBOR Plus 9.91% (Floor 1.00%), Current Coupon 11.69% / 1.00% PIK, Current Coupon Plus PIK 12.69%, Secured Debt (Maturity - September 29, 2022) (23)	1 month LIBOR	7,272	7,139	7,272
		LIBOR Plus 8.91% (Floor 1.00%), Current Coupon 10.96% / 1.00% PIK, Current Coupon Plus PIK 11.96%, Secured Debt (Maturity - September 29, 2022) (23)	1 month LIBOR	6,321	6,121	6,321
					13,260	13,593
YS Garments (8)	Designer and Provider of Branded Activewear	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.95%, Secured Debt (Maturity - August 9, 2024)	1 month LIBOR	7,313	7,250	7,276
Subtotal Non-Control/Non-Affiliate Investments (5) (83% of total portfolio investments at fair value)					$900,620	$870,059
Total Portfolio Investments					$1,056,274	$1,053,482
Short Term Investments (20)
Fidelity Institutional Money Market Funds (21)	—	Prime Money Market Portfolio, Class III Shares	—	—	$9,631	$9,631
US Bank Money Market Account (21)	—	—	—	—	4,856	4,856
Total Short Term Investments					$14,487	$14,487

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
(3) See Note 3 — Fair Value Hierarchy for Investments for summary geographic location of portfolio companies.
(4) Affiliate investments are generally defined by the Investment Company Act of 1940, as amended (the “1940 Act”), as investments in which between 5% and 25% of the voting securities are owned, or an investment in an investment company’s investment adviser, and the investments are not classified as Control investments. Fair value as of December 31, 2018 and September 30, 2019 along with transactions during the nine months ended September 30, 2019 in these affiliated investments were as follows (in thousands):

		Nine Months Ended September 30, 2019				Nine Months Ended September 30, 2019
Portfolio Company	Fair Value at December 31, 2018	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss) ***	Fair Value at September 30, 2019	Net Realized Gain (Loss)	Interest Income	Fee Income	Dividend Income

Affiliate Investments
AFG Capital Group, LLC
Term loan	$—	$260	$(29)	$—	$231	$—	$11	$—	$—
Member units	995	1	—	264	1,260	—	—	—	(10)
Warrants	237	195	(260)	(172)	—	195	—	—	—
Analytical Systems Keco, LLC
Term loan	—	1,401	(134)	6	1,273	—	24	—	—
Preferred member units	—	800	—	—	800	—	—	—	—
Warrants	—	79	—	—	79	—	—	—	—
Brewer Crane Holdings, LLC
Term loan	2,347	8	(93)	—	2,262	—	226	—	—
Preferred member units	1,070	—	—	—	1,070	—	—	—	23
Centre Technologies Holdings, LLC
Term loan	—	3,067	(67)	6	3,006	—	273	22	—
Preferred member units	—	1,460	—	—	1,460	—	—	—	—
Chamberlin HoldCo, LLC
Term loan	4,933	17	(332)	101	4,719	—	482	45	—
Member units	4,735	—	—	1,162	5,897	—	—	—	238
Member units	183	79	—	—	262	—	—	—	86
Charlotte Russe, Inc.
Term loan	3,090	—	(6,236)	3,146	—	(5,430)	(84)	—	—
Common stock	—	—	—	—	—	—	—	—	—
Charps, LLC
Term loan	2,975	452	(3,374)	(53)	—	—	196	—	—
Term loan	—	500	—	—	500	—	24	2	—
Preferred member units	568	—	—	800	1,368	—	—	—	105
Clad-Rex Steel, LLC
Term loan	3,020	10	(200)	(10)	2,820	—	267	—	—
Member units	2,653	—	—	(149)	2,504	—	—	—	54
Term loan (Clad-Rex Steel RE Investor, LLC)	288	—	(4)	(1)	283	—	22	—	—
Member units (Clad-Rex Steel RE Investor, LLC)	88	—	—	—	88	—	—	—	—
Copper Trail Energy Fund I, LP
LP interests	—	4,029	(1,721)	(35)	2,273	—	—	17	(250)
Digital Products Holdings LLC
Term loan	6,320	36	(1,448)	(66)	4,842	—	601	—	—
Preferred member units	2,116	259	—	(458)	1,917	—	—	—	37
Direct Marketing Solutions, Inc.
Term loan	4,404	19	(296)	81	4,208	—	466	—	—
Preferred stock	3,725	—	—	746	4,471	—	—	—	—
Freeport Financial Funds
LP interests	10,980	798	(1,399)	(88)	10,291	—	—	—	809
Gamber-Johnson Holdings, LLC
Term loan	5,371	18	(616)	(18)	4,755	—	395	—	—
Common stock	11,365	—	—	262	11,627	—	—	—	666
Guerdon Modular Holdings, Inc.
Term loan	3,001	11	—	(935)	2,077	—	(229)	—	—
Term loan	—	116	—	—	116	—	—	2	—
Common stock	—	—	—	—	—	—	—	—	—
Gulf Publishing Holdings, LLC
Term loan	3,131	11	(33)	—	3,109	—	308	—	—
Term loan	—	80	—	—	80	—	4	—	—
Member units	1,030	1	—	(68)	963	—	—	—	—
Harris Preston Fund Investments
LP interests (HPEP 3, LP)	1,733	741	—	—	2,474	—	—	—	—
LP interests (2717 HM, LP)	1,133	1,195	(2,328)	—	—	—	—	—	—

Hawk Ridge Systems, LLC
Term loan	$3,575	$13	$(225)	$(13)	$3,350	$—	$275	$—	$—
Term loan	—	150	(3)	—	147		2
Preferred member units	1,815	—	—	160	1,975	—	—	—	66
Preferred member units (HRS Services, ULC)	95	—	—	10	105	—	—	—	—
HWT, LLC
Term Loan	2,484	391	(2,875)	—	—	—	—	—	—
Member units	986	—	(986)	—	—	—	—	—	—
KMC Investor, LLC
Term loan	6,795	30	(200)	—	6,625	—	632	—	—
Term loan	259	2	(266)	5	—	—	4	—	—
Term loan	991	—	(12)	—	979	—	68	—	—
Member units	248	—	—	—	248	—	—	—	—
Member units (KMC RE Investor, LLC)	3,060	—	—	—	3,060	—	—	—	23
Market Force Information, Inc.
Term loan	5,617	17	(1)	32	5,665	—	601	—	—
Term loan	50	691	(50)	—	691	—	18	—	—
Member units	3,275	—	—	(1,511)	1,764	—	—	—	—
M.H. Corbin Holding, LLC
Term loan	2,934	242	(1,115)	124	2,185	10	233	—	—
Member units	—	1,100	—	92	1,192	—	—	—	—
Member units	250	—	—	(245)	5	—	—	—	—
Mystic Logistics Holdings, LLC
Term loan	1,877	10	(283)	(6)	1,598	—	173	—	—
Common stock	52	1	—	1,149	1,202	—	—	—	43
NexRev, LLC
Term loan	4,322	13	(108)	(40)	4,187	—	380	—	—
Preferred member units	1,972	—	—	(253)	1,719	—	—	—	44
NuStep, LLC
Term loan	5,073	19	—	—	5,092	—	489	—	—
Preferred member units	2,550	—	—	—	2,550	—	—	—	—
SI East, LLC
Term loan	11,582	33	(762)	135	10,988	—	942	—	—
Preferred member units	2,000	—	—	446	2,446	—	—	—	91
Soft Touch Medical Holdings, LLC
Member units	—	—	—	—	—	(41)	—	—	—
Tedder Acquisition, LLC
Term loan	3,983	15	(1)	69	4,066	—	388	—	—
Term loan	118	180	(260)	—	38	—	11	2	—
Preferred member units	1,869	165	—	—	2,034	—	—	—	—
Trantech Radiator Topco, LLC
Term loan	—	2,610	(278)	(1)	2,331	—	116	—	—
Preferred member units	—	1,164	—	—	1,164	—	—	—	10
Total Affiliate Investments	$149,323	$22,489	$(25,995)	$4,674	$150,491	$(5,266)	$7,318	$90	$2,035
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
(6) Control investments are generally defined by the 1940 Act as investments in which more than 25% of the voting securities are owned or where the ability to nominate greater than 50% of the board representation is maintained. Fair value as of December 31, 2018 and September 30, 2019 along with transactions during the nine months ended September 30, 2019 in these Control investments were as follows (in thousands):

		Nine Months Ended September 30, 2019				Nine Months Ended September 30, 2019
Portfolio Company	Fair Value at December 31, 2018	Gross Additions (Cost)**	Gross Reductions (Cost)***	Net Unrealized Gain (Loss)	Fair Value at September 30, 2019	Net Realized Gain (Loss)	Interest Income	Fee Income	Dividend Income
Control Investments
Copper Trail Energy Fund I, LP
LP interests	$4,468	$23	$(4,491)	$—	$—	$—	$—	$—	$—
CTMH, LP
LP interests	872	—	—	—	872	—	—	—	—
GRT Rubber Technologies, LLC
Term loan	4,797	2,602	—	(3)	7,396	—	428	—	—
Member units	19,239	—	—	3,405	22,644	—	—	53	4,251
Harris Preston Fund Investments
LP interests (2717 HM, LP)	—	2,328	(497)	189	2,020
HMS-ORIX SLF LLC*
Membership interests	26,351	—	(30,001)	3,650	—	(633)	—	—	546
Total Control Investments	$55,727	$4,953	$(34,989)	$7,241	$32,932	$(633)	$428	$53	$4,797
* Together with ORIX Funds Corp. (“Orix”), the Company co-invested through HMS-ORIX SLF LLC (“HMS-ORIX”), which is organized as a Delaware limited liability company. Pursuant to the terms of the limited liability company agreement and through representation on the HMS-ORIX Board of Managers, the Company and Orix each had 50% voting control of HMS-ORIX and together agreed on all portfolio and investment decisions as well as all other significant actions for HMS-ORIX. Although the Company owned more than 25% of the voting securities of HMS-ORIX, the Company did not have sole control over significant actions of HMS-ORIX for purposes of the 1940 Act or otherwise.
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
(9) The investment is not a qualifying asset in an eligible portfolio company under Section 55(a) of the 1940 Act. A business development company (“BDC”) may not acquire any asset other than qualifying assets in eligible portfolio companies unless, at the time the acquisition is made, qualifying assets represent at least 70% of the BDC’s total assets. As of September 30, 2019, approximately 13.0% of the Company’s total assets were considered non-qualifying.
(10) Investment is classified as a LMM (as defined in the notes to the financial statements) portfolio investment.
(11) Investment is classified as a Private Loan (as defined in the notes to the financial statements) portfolio investment.
(12) Investment or portion of investment is under contract to purchase and met trade date accounting criteria as of September 30, 2019. Settlement occurred or is scheduled to occur after September 30, 2019.
(13) Investment serviced by Main Street Capital Corporation (“Main Street”) pursuant to servicing arrangements with the Company.
(14) Second lien secured debt investment.
(15) Investment is classified as an Other Portfolio (as defined in the notes to the financial statements) investment.
(16) Income producing through dividends or distributions.
(17) Unsecured debt investment.
(18) Investment is on non-accrual status as of September 30, 2019.
(19) Maturity date is under on-going renegotiations with the portfolio company and other lenders, if applicable.
(20) Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less.
(21) Effective yield as of September 30, 2019 was approximately 0.15% at US Bank Money Market Account and 1.67% at Fidelity Institutional Money Market Funds.
(22) The 1, 2, 3, and 6-month London Interbank Offered Rate (“LIBOR”) were 2.02%, 2.07%, 2.09% and 2.06%, respectively, as of September 30, 2019. The actual LIBOR for each loan listed may not be the applicable LIBOR as of September 30, 2019, as the loan may have been priced or repriced based on a LIBOR prior to September 30, 2019. The prime rate was 5.00% as of September 30, 2019.
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

The Company previously registered for sale up to 150,000,000 shares of common stock pursuant to a registration statement on Form N-2 (File No. 333-178548) which was initially declared effective by the Securities and Exchange Commission (the “SEC”) on June 4, 2012 (the “Initial Offering”). The Initial Offering terminated on December 1, 2015. The Company raised approximately $601.2 million under the Initial Offering, including proceeds from the distribution reinvestment plan of approximately $22.0 million. The Company also registered for sale up to $1,500,000,000 worth of shares of common stock (the “Offering”) pursuant to a new registration statement on Form N-2 (File No. 333-204659), as amended and declared effective by the SEC on May 1, 2017. With the approval of the Company’s board of directors, the Company closed the Offering to new investors effective September 30, 2017. Through September 30, 2019, the Company raised approximately $230.2 million in the Offering, including proceeds from the distribution reinvestment plan of approximately $98.5 million.

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

As of September 30, 2019, the Company had seven debt investments in four portfolio companies that were on non-accrual status and more than 90 days past due. The debt investments on non-accrual status comprised approximately 1.4% of the Company’s total investment portfolio at fair value and 2.0% of the total investment portfolio at cost. Each of these portfolio companies experienced a significant decline in credit quality raising doubt regarding the Company’s ability to collect the principal and interest contractually due. Given the credit deterioration of these portfolio companies, the Company ceased accruing interest income on the non-accrual debt investments and wrote off any previously accrued interest deemed uncollectible. As of September 30, 2019, the Company is not aware of any other material changes to the creditworthiness of the borrowers underlying its debt investments.

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

As of September 30, 2019 and December 31, 2018, the Company held 30 and 24 investments, respectively, which contained a PIK provision. As of September 30, 2019, six of the 30 investments with PIK provisions were on non-accrual status. No PIK interest was recorded on these six non-accrual investments during the three and nine months ended September 30, 2019. As of December 31, 2018, four of the 24 investments with PIK provisions were on non-accrual status. No PIK interest was recorded on these investments during the year ended December 31, 2018. For the three months ended September 30, 2019 and 2018, the Company capitalized approximately $1.0 million and $494,000, respectively, of PIK interest income. For the nine months ended September 30, 2019 and 2018, the Company capitalized approximately $3.4 million and $977,000, respectively, of PIK interest income. The Company stops accruing PIK interest and writes off any accrued and uncollected interest in arrears when it determines that such PIK interest in arrears is no longer collectible.

The Company may periodically provide services, including structuring and advisory services, to its portfolio companies or other third parties. The income from such services is non-recurring. For services that are separately identifiable and evidence exists to substantiate fair value, income is recognized as earned, which is generally when the investment or other applicable transaction closes. For the three months ended September 30, 2019 and 2018, the Company recognized approximately $371,000 and $781,000, respectively, of non-recurring fee income received from its portfolio companies or other third parties, which accounted for approximately 1.3% and 2.6%, respectively, of the Company’s total investment income during such period. For the nine months ended September 30, 2019 and 2018, the Company recognized approximately $893,000 and $1.8 million, respectively, of non-recurring fee income received from its portfolio companies or other third parties, which accounted for approximately 1.0% and 2.3%, respectively, of the Company’s total investment income during such period. Fees received in connection with debt financing transactions for services that do not meet these criteria are treated as debt origination fees and are deferred and accreted into interest income over the life of the financing.

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

As of September 30, 2019 and December 31, 2018, the Company’s investment portfolio was comprised of debt securities, equity investments and Other Portfolio investments. The fair value determination for these investments primarily consisted of unobservable (Level 3) inputs.

As of September 30, 2019 and December 31, 2018, all of the Company’s LMM portfolio investments consisted of illiquid securities issued by private companies. The fair value determination for the LMM portfolio investments primarily consisted of unobservable inputs. As a result, all of the Company’s LMM portfolio investments were categorized as Level 3 as of September 30, 2019 and December 31, 2018.

As of September 30, 2019 and December 31, 2018, the Company’s Middle Market portfolio investments consisted primarily of Middle Market investments in secured and unsecured debt investments and independently rated debt investments. The fair value determination for these investments consisted of a combination of (1) observable inputs in non-active markets for which sufficient observable inputs were available to determine the fair value of these investments, (2) observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and (3) unobservable inputs. As a result, all of the Company’s Middle Market portfolio investments were categorized as Level 3 as of September 30, 2019 and December 31, 2018.

As of September 30, 2019 and December 31, 2018, the Company’s Private Loan portfolio investments consisted primarily of debt investments. The fair value determination for Private Loan investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of the Company’s Private Loan portfolio investments were categorized as Level 3 as of September 30, 2019 and December 31, 2018.

As of September 30, 2019 and December 31, 2018, the Company’s Other Portfolio investments consisted primarily of illiquid securities issued by private companies. The Company relies primarily on information provided by managers of private investment funds in valuing these investments and considers whether it is appropriate, in light of all relevant circumstances, to value the Other Portfolio investments at the net asset value (“NAV”) reported by the private investment fund at the time of valuation or to adjust the value to reflect a premium or discount. Additionally, as of September 30, 2019, the Company’s Other Portfolio investments included an investment in subordinated notes of a CLO, which are carried at a fair value determined by taking into account information received from a third-party, independent valuation firm. The fair value determination for the Company’s Other Portfolio investments primarily consisted of unobservable inputs. As a result, all of the Company’s Other Portfolio investments were categorized as Level 3 as of September 30, 2019 and December 31, 2018.

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

The following table presents fair value measurements of the Company’s investments, by type of investment, as of September 30, 2019 according to the fair value hierarchy (dollars in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First lien secured debt investments	$—	$—	$808,214	$808,214
Second lien secured debt investments	—	—	61,520	61,520
Unsecured debt investments	—	—	13,498	13,498
Equity investments (1)	—	—	170,250	170,250
Total	$—	$—	$1,053,482	$1,053,482
(1) Includes the Company’s investments in CLO subordinated notes. (See Note 4 — Investment in HMS-ORIX SLF LLC)

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
(1) Includes the Company’s investment in HMS-ORIX. (See Note 4 — Investment in HMS-ORIX SLF LLC)

The following table presents fair value measurements of the Company’s investments, by investment classification, segregated by the level within the fair value hierarchy as of September 30, 2019 (dollars in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
LMM portfolio investments	$—	$—	$219,635	$219,635
Private Loan investments	—	—	474,990	474,990
Middle Market investments	—	—	309,646	309,646
Other Portfolio investments (1)	—	—	49,211	49,211
Total	$—	$—	$1,053,482	$1,053,482
(1) Includes the Company’s investments in CLO subordinated notes. (See Note 4 — Investment in HMS-ORIX SLF LLC)

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

The following table, which is not intended to be all inclusive, presents the significant unobservable inputs of the Company’s Level 3 investments as of September 30, 2019 (dollars in thousands):

	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range	Weighted Average (2)
LMM equity investments	$90,414	Discounted Cash Flows	WACC	11.5% - 18.1%	13.8%
		Market Approach/Enterprise Value	EBITDA Multiples (1)	4.5x - 12.0x	6.9x
LMM debt investments	129,221	Discounted Cash Flows	Expected Principal Recovery	78.0% - 100.0%	99.5%
			Risk Adjusted Discount Factor	8.0% - 26.5%	12.7%
Private Loan debt investments	374,713	Discounted Cash Flows	Expected Principal Recovery	1.4% - 100.0%	100.0%
			Risk Adjusted Discount Factor	4.5% - 19.3%	7.8%
	77,509	Market Approach	Third Party Quotes	94.0% - 101.3%	98.5%
Private Loan equity investments	22,768	Market Approach/Enterprise Value	EBITDA Multiples (1)	4.9x - 9.5x	7.6x
		Discounted Cash Flows	WACC	10.6% - 15.0%	12.2%
Middle Market debt investments	17,223	Discounted Cash Flows	Expected Principal Recovery	79.7% - 100.0%	87.3%
			Risk Adjusted Discount Factor	10.9% - 36.5%	23.9%
	284,566	Market Approach	Third Party Quotes	30.6% - 100.7%	93.9%
Middle Market equity investments	7,857	Market Approach	Third Party Quotes	$0.0 - $200.0	$104.8
		Discounted Cash Flows	WACC	17.4% - 18.0%	17.4%
		Market Approach/Enterprise Value	EBITDA Multiples (1)	3.9x - 5.5x	5.5x
Other Portfolio investments (3)	30,160	Market Approach	NAV (1)	83.0% - 143.5%	102.3%
	19,051	Discounted Cash Flows	Constant Default Rate	1.0%	1.0%
			Constant Prepayment Rate	20.0%	20.0%
			Reinvestment Spread	3.5%	3.5%
			Reinvestment Price	99.5%	99.5%
			Recovery Rate	70.0%	70.0%
			Yield to Maturity	12.5%	12.5%
	$1,053,482
(1) May include pro forma adjustments and/or other add-backs based on specific circumstances related to each investment.
(2) Weighted average excludes investments for which the significant unobservable input was not utilized in the fair value determination.
(3) Includes the Company’s investment in CLO subordinated notes. (See Note 4 — Investment in HMS-ORIX SLF LLC)

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
(3) Includes the Company’s investment in HMS-ORIX. (See Note 4 — Investment in HMS-ORIX SLF LLC)

The following table provides a summary of changes in fair value of the Company’s Level 3 portfolio investments for the nine months ended September 30, 2019 (dollars in thousands):

Type of Investment	December 31, 2018 Fair Value	PIK Interest Accrual	New Investments(1)	Sales/ Repayments	Net Change in Unrealized Appreciation (Depreciation) (2)	Net Realized Gain (Loss)	September 30, 2019 Fair Value
LMM Equity	$79,641	$174	$5,130	$(1,198)	$6,519	$148	$90,414
LMM Debt	130,633	220	15,709	(16,319)	(1,032)	10	129,221
Private Loan Equity	16,905	56	2,366	(2,128)	4,543	1,026	22,768
Private Loan Debt	392,034	2,543	141,698	(92,457)	10,628	(2,224)	452,222
Middle Market Debt	428,569	358	29,959	(134,202)	(6,572)	(16,323)	301,789
Middle Market Equity	5,702	—	3,679	—	(1,524)	—	7,857
Other Portfolio (3)	53,084	—	30,834	(33,710)	(363)	(634)	49,211
Total	$1,106,568	$3,351	$229,375	$(280,014)	$12,199	$(17,997)	$1,053,482
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
(3) Includes the Company’s investments in both HMS-ORIX and CLO subordinated notes. (See Note 4 — Investment in HMS-ORIX SLF LLC)

The following table provides a summary of changes in fair value of the Company’s Level 3 portfolio investments for the nine months ended September 30, 2018 (dollars in thousands):

Type of Investment	December 31, 2017 Fair Value	PIK Interest Accrual	New Investments(1)	Sales/ Repayments	Net Change in Unrealized Appreciation (Depreciation) (2)	Net Realized Gain (Loss)	September 30, 2018 Fair Value
LMM Equity	$47,876	$—	$14,630	$(3,106)	$10,029	$1,684	$71,113
LMM Debt	87,781	18	45,121	(8,936)	642	(1,140)	123,486
Private Loan Equity	8,612	—	4,748	(450)	(534)	352	12,728
Private Loan Debt	306,770	411	216,372	(146,276)	17	282	377,576
Middle Market Debt	545,217	548	180,284	(241,254)	14,527	(17,117)	482,205
Middle Market Equity	4,575	—	6,633	—	(701)	—	10,507
Other Portfolio (3)	48,608	—	3,912	—	187	—	52,707
Total	$1,049,439	$977	$471,700	$(400,022)	$24,167	$(15,939)	$1,130,322
(1) Column includes changes to investments due to the net accretion of discounts/premiums and amortization of fees.
(2) Column does not include unrealized appreciation (depreciation) on unfunded commitments.
(3) Includes the Company’s investment in HMS-ORIX. (See Note 4 — Investment in HMS-ORIX SLF LLC)

The total net change in unrealized appreciation (depreciation) for the nine months ended September 30, 2019 and 2018 included in the Condensed Consolidated Statements of Operations that related to Level 3 assets still held as of September 30, 2019 and 2018 was approximately $3.1 million and $12.6 million, respectively. For the nine months ended September 30, 2019 and 2018, there were no transfers between Level 2 and Level 3 portfolio investments.

Portfolio Investment Composition

The composition of the Company’s investments as of September 30, 2019, at cost and fair value, was as follows (dollars in thousands):

	Investments at Cost	Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First lien secured debt investments	$829,409	78.5%	$808,214	76.7%
Second lien secured debt investments	69,273	6.6	61,520	5.8
Unsecured debt investments	13,812	1.3	13,498	1.3
Equity investments (1)	142,189	13.5	168,616	16.0
Equity warrants	1,591	0.1	1,634	0.2
Total	$1,056,274	100.0%	$1,053,482	100.0%
(1) Includes the Company’s investment in CLO subordinated notes. (See Note 4 — Investment in HMS-ORIX SLF LLC)

The composition of the Company’s investments as of December 31, 2018, at cost and fair value, was as follows (dollars in thousands):

	Investments at Cost	Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First lien secured debt investments	$873,331	77.8%	$846,427	76.5%
Second lien secured debt investments	98,281	8.8	93,573	8.4
Unsecured debt investments	12,038	1.1	11,236	1.0
Equity investments (1)	136,051	12.1	153,313	13.9
Equity warrants	1,987	0.2	2,019	0.2
Total	$1,121,688	100.0%	$1,106,568	100.0%
(1) Includes the Company’s investment in HMS-ORIX. (See Note 4 — Investment in HMS-ORIX SLF LLC)

The composition of the Company’s investments by geographic region as of September 30, 2019, at cost and fair value, was as follows (dollars in thousands) (since the Other Portfolio investments do not represent a single geographic region, this information excludes Other Portfolio investments):

	Investments at Cost	Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Northeast	$140,543	14.0%	$135,210	13.4%
Southeast	210,331	21.0	219,618	21.9
West	187,903	18.7	179,981	17.9
Southwest	195,739	19.5	195,369	19.5
Midwest	233,784	23.3	239,718	23.9
Non-United States	34,828	3.5	34,375	3.4
Total	$1,003,128	100.0%	$1,004,271	100.0%

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

The composition of the Company’s total investments by industry as of September 30, 2019 and December 31, 2018, at cost and fair value, was as follows (since the Other Portfolio investments do not represent a single industry, this information excludes Other Portfolio investments):

	Cost		Fair Value
	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Commercial Services and Supplies	7.3%	6.7%	6.9%	6.3%
Oil, Gas, and Consumable Fuels	6.7	4.7	6.7	4.7
Media	6.0	5.5	6.2	5.5
Machinery	5.9	4.0	7.5	5.3
Aerospace and Defense	5.0	4.7	5.0	4.6
Communications Equipment	4.9	4.1	4.3	3.8
IT Services	4.8	5.8	4.8	5.9
Diversified Telecommunication Services	4.4	4.6	4.2	4.4
Leisure Equipment and Products	4.0	3.4	3.8	3.4
Internet Software and Services	3.8	4.9	3.7	5.0
Health Care Providers and Services	3.6	2.8	3.3	2.8
Construction and Engineering	3.3	4.9	3.5	5.1
Specialty Retail	3.2	3.1	3.0	2.5
Hotels, Restaurants, and Leisure	2.8	3.4	2.7	3.4
Energy Equipment and Services	2.8	3.4	2.6	3.5
Computers and Peripherals	2.7	2.6	3.6	3.4
Construction Materials	2.4	2.3	2.8	2.4
Distributors	2.4	3.2	2.3	3.1
Diversified Consumer Services	2.4	2.3	1.6	1.8
Transportation Infrastructure	2.3	1.0	2.3	1.0
Food & Staples Retailing	1.7	1.6	1.7	1.6
Internet and Catalog Retail	1.7	1.7	1.4	1.3
Food Products	1.6	2.9	1.5	2.9
Professional Services	1.6	1.6	1.5	1.6
Trading Companies and Distributors	1.6	1.5	1.6	1.4
Wireless Telecommunication Services	1.4	1.4	1.5	1.3
Containers and Packaging	1.3	1.3	1.3	1.3
Household Durables	1.2	1.3	1.1	1.3
Textiles, Apparel & Luxury Goods	1.2	1.1	1.0	1.0
Other (1)	6.0	8.2	6.6	8.4
Total	100.0%	100.0%	100.0%	100.0%
(1) Includes various industries with each industry individually less than 1.0% of the total combined LMM, Middle Market and Private Loan portfolio investments.

Note 4 — Investment in HMS-ORIX SLF LLC

On April 4, 2017, the Company and ORIX Funds Corp. (“Orix”) entered into a limited liability company agreement to co-manage HMS-ORIX SLF LLC (“HMS-ORIX”), which invested primarily in broadly-syndicated loans. Pursuant to the terms of the limited liability agreement and through representation on the HMS-ORIX Board of Managers, the Company and Orix each had 50% voting control of HMS-ORIX and together were required to agree on all portfolio and investment decisions as well as all other significant actions for HMS-ORIX. The Company did not have sole control of significant actions of HMS-ORIX and, accordingly, did not consolidate the operations of HMS-ORIX within the consolidated financial statements. The Company and Orix funded an aggregate of $50.0 million of equity to HMS-ORIX, with the Company providing $30.0 million (60% of the equity) and Orix providing $20.0 million (40% of the equity).

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

On May 8, 2019, HMS-ORIX Holdings I LLC, a wholly owned subsidiary of HMS-ORIX, which held all of the investments in broadly-syndicated loans held by HMS-ORIX, was merged (the “HMS-ORIX Holdings Merger”) into Mariner CLO 7, Ltd., an exempted company incorporated under the laws of the Cayman Islands (“Mariner CLO”). In connection with the HMS-ORIX Holdings Merger, HMS-ORIX made certain distributions to its members. The Company used the cash proceeds it received from the HMS-ORIX Holdings Merger to purchase an aggregate principal amount of approximately $25.9 million of the “Subordinated Notes” due in 2032 issued by Mariner CLO in connection with an offering of $405.9 million aggregate principal amount of notes (the “CLO Offering”). After distribution to its members of residual cash remaining after the HMS-ORIX Holdings Merger, HMS-ORIX was fully liquidated on September 26, 2019. As of December 31, 2018, HMS-ORIX had total assets of $162.5 million and HMS-ORIX’s portfolio consisted of 107 broadly-syndicated loans, all of which were secured by first-priority liens, generally in industries similar to those in which the Company may directly invest. As of December 31, 2018, there were no loans in HMS-ORIX’s portfolio that were on non-accrual status.

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

For the three months ended September 30, 2019 and 2018, the Company recognized approximately $0 and $536,000, respectively, of dividend income in respect of its investment in HMS-ORIX. For the nine months ended September 30, 2019 and 2018, the Company recognized approximately $546,000 and $1.6 million, respectively, of dividend income in respect of its investment in HMS-ORIX.

The following tables show the summarized financial information for HMS-ORIX (dollars in thousands):

HMS-ORIX SLF LLC
Balance Sheet
(dollars in thousands)

	As of September 30, 2019	As of December 31, 2018
Assets
Portfolio investments at fair value (amortized cost: $164,570 as of December 31, 2018)	$—	$157,923
Cash and cash equivalents	—	3,873
Interest receivable	—	197
Deferred financing costs, net	—	497
Other assets	—	30
Total assets	$—	$162,520
Liabilities
Credit facilities payable	$—	$98,818
Payable for securities purchased	—	18,442
Distributions payable	—	902
Accounts payable and accrued expenses	—	439
Total liabilities	—	118,601
Net assets
Members’ equity	—	43,919
Total net assets	—	43,919
Total liabilities and net assets	$—	$162,520

HMS-ORIX SLF LLC
Statement of Operations
(dollars in thousands)
	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Investment income
Interest income	$2	$1,944	$3,030	$5,566
Dividend income	—	—	—	—
Fee income	—	—	—	—
Other income	—	—	—	—
Total investment income	2	1,944	3,030	5,566
Expenses
Interest expense	—	988	2,130	2,759
Other expenses	—	(1)	—	1
General and administrative expenses	60	20	96	67
Total expenses	60	1,007	2,226	2,827
Net investment income (loss)	(58)	937	804	2,739
Net realized loss from investments	—	(18)	(1,514)	(392)
Net realized income (loss)	(58)	919	(710)	2,347
Net change in unrealized appreciation (depreciation) on investments	—	1,013	6,647	15
Net increase (decrease) in net assets resulting from operations	$(58)	$1,932	$5,937	$2,362

Note 5 — Unconsolidated Significant Subsidiaries

In accordance with Rules 3-09 and 4-08(g) of Regulation S-X, the Company must determine which of its unconsolidated controlled portfolio companies, if any, are considered "significant subsidiaries." After performing this analysis, the Company determined that GRT Rubber Technologies, LLC (“GRT”) was a significant subsidiary for the three months ended September 30, 2019 and for the year ended December 31, 2018, under at least one of the significance conditions of Rule 4-08(g) of Regulation S-X.  The

Company had no “significant subsidiaries” under Rule 3-09 for the three months ended September 30, 2019 and 2018 or for the year ended December 31, 2018, and under Rule 4-08(g) of Regulation S-X for the three months ended September 30, 2018.

The following tables show the summarized financial information for GRT (dollars in thousands):

	As of
	September 30, 2019	December 31, 2018
Balance Sheet Data
Current assets	$10,958	$8,399
Non current assets	21,644	24,242
Current liabilities	3,920	2,870
Non current liabilities	22,412	14,445

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Summary of Operations
Total revenue	$10,892	$10,021	$31,532	$29,619
Gross profit	2,637	2,595	8,862	7,585
Income from operations	1,513	1,476	5,409	4,104
Net income	657	964	3,055	2,345

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

On March 6, 2017, the Company entered into an amended and restated senior secured revolving credit agreement (the “TIAA Credit Facility”) with TIAA, FSB (formerly known as EverBank Commercial Finance, Inc. prior to June 18, 2018) (“TIAA Bank”), as administrative agent, and with TIAA Bank and other financial institutions as lender. The TIAA Credit Facility, as amended, features aggregate revolver commitments of $120.0 million and will mature March 6, 2020, with two one-year extension options, subject to lender approval. Borrowings under the TIAA Credit Facility bear interest, subject to the Company’s election, on a per annum basis equal to (i) the adjusted LIBOR plus 2.75% or (ii) the base rate plus 1.75%. The base rate is defined as the higher of (a) the prime rate, (b) the Federal Funds Rate (as defined in the credit agreement) plus 0.5% or (c) the adjusted LIBOR plus 1.0%. The adjusted LIBOR is defined in the credit agreement for the TIAA Credit Facility as the one-month LIBOR plus an adjustment for statutory reserve requirements for Eurocurrency liabilities as described in the credit agreement. As of September 30, 2019, the one-month LIBOR was 2.02%. Additionally, the Company pays an annual unused commitment fee of 0.30% on the unused revolver commitments if more than 50% of the revolver commitments are being used and an annual unused commitment fee of 0.625% on the unused revolver commitments if less than 50% of the revolver commitments are being used. As of September 30, 2019, the Company was not aware of any instances of noncompliance with covenants related to the TIAA Credit Facility.

On May 18, 2015, HMS Funding entered into an amended and restated credit agreement (as amended, the “Deutsche Bank Credit Facility”) among HMS Funding, as borrower, the Company, as equityholder and as servicer, Deutsche Bank AG, New York Branch (“Deutsche Bank”), as administrative agent, the financial institutions party thereto as lenders (together with Deutsche Bank, the “HMS Funding Lenders”), and U.S. Bank National Association, as collateral agent and collateral custodian. As of September 30, 2019, the Deutsche Bank Credit Facility, as amended, provided a borrowing capacity of $450.0 million, with an accordion provision allowing increases in aggregate commitments, not to exceed $550.0 million, with lender consent. Under the Deutsche Bank Credit Facility, interest is calculated as the sum of the index plus the applicable margin of 2.35%. The index will be equal to one-month LIBOR, or, in the event that LIBOR is not reasonably available, the higher of Deutsche Bank’s base commercial lending rate and the interest rate equal to 0.5% above the federal funds rate. As of September 30, 2019, the one-month LIBOR was 2.02%. The Deutsche Bank Credit Facility provides for a revolving period until November 20, 2020, unless otherwise extended with the consent of the HMS Funding Lenders. The amortization period begins the day after the last day of the revolving period and ends on November 20, 2022, the maturity date. During the amortization period, the applicable margin will increase by 0.25%. During the revolving period, HMS Funding will pay a utilization fee equal to 2.50% of the undrawn amount of the required utilization, which is 75% of the loan commitment amount. HMS Funding will incur an undrawn fee equal to 0.40% per annum of the difference between the aggregate commitments and the outstanding advances under the facility, provided that the undrawn fee relating to any utilization shortfall will not be payable to the extent that the utilization fee relating to such utilization shortfall is incurred. Additionally, under the terms of a fee letter executed on November 20, 2017, HMS Funding pays Deutsche Bank an administrative agent fee of 0.25% per annum of the aggregate revolver commitments. As of September 30, 2019, the Company was not aware of any instances of noncompliance with covenants related to the Deutsche Bank Credit Facility.

As of September 30, 2019, the Company had borrowings of $120.0 million outstanding on the TIAA Credit Facility and had borrowings of $338.0 million outstanding on the Deutsche Bank Credit Facility, both of which the Company estimated approximated fair value.

A summary of the Company’s significant contractual payment obligations for the repayment of outstanding borrowings at September 30, 2019 is as follows:

	Payments Due By Period (dollars in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
TIAA Credit Facility (1)	$120,000	$120,000	$—	$—	$—
Deutsche Bank Credit Facility (2)	338,000	—	—	338,000	—
Total Credit Facilities	$458,000	$120,000	$—	$338,000	$—

(1)	At September 30, 2019, the Company had no availability under the TIAA Credit Facility.

(2)
At September 30, 2019, $112.0 million remained available under the Deutsche Bank Credit Facility; however, the Company’s borrowing ability is limited to the asset coverage restrictions imposed by the 1940 Act, as discussed above.

Note 7 – Financial Highlights

The following is a schedule of financial highlights of the Company for the nine months ended September 30, 2019 and 2018.

Per Share Data:	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
NAV at beginning of period	$7.96	$8.15
Results from Operations
Net investment income (1) (2)	0.53	0.55
Net realized loss on investments (1) (2)	(0.23)	(0.20)
Net change in unrealized appreciation on investments (1) (2)	0.16	0.30
Net increase in net assets resulting from operations	0.46	0.65
Stockholder distributions (1) (3)
Distributions from net investment income (1) (2)	(0.52)	(0.52)
Distributions from realized appreciation (1) (2)	—	—
Net decrease in net assets resulting from stockholder distributions	(0.52)	(0.52)
Capital share transactions
Issuance of common stock above NAV, net of offering costs (1)	—	—
Net increase in net assets resulting from capital share transactions	—	—
NAV at end of the period	$7.90	$8.28
Shares of common stock outstanding at end of period	78,498,726	78,616,770
Weighted average shares of common stock outstanding	78,807,179	79,383,151

(1)	Based on weighted average number of shares of common stock outstanding for the period.

(2)	Changes in net investment income and realized and unrealized appreciation (depreciation) on investments can change significantly from period to period.

(3)	The stockholder distributions represent the stockholder distributions declared for the period.

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
	(dollars in thousands)
Net assets at end of period	$620,102	$650,735
Average net assets	$626,059	$646,940
Average Credit Facilities borrowings	$481,250	$475,500

Ratios to average net assets:
Ratio of total expenses to average net assets (1)	7.02%	5.81%
Ratio of net investment income to average net assets (1)	6.66%	6.73%
Portfolio turnover ratio	25.82%	36.77%
Total return (2)	5.78%	7.98%

(1)
Ratio of total expenses to average net assets is calculated net of any waiver of advisory fees or reimbursement of internal administrative services expenses. For the nine months ended September 30, 2019, the Advisers earned, but did not waive, a subordinated incentive fee on income of $3.9 million, while the Advisers earned, but waived in full, a subordinated incentive fee on income of $2.5 million for the nine months ended September 30, 2018. For the nine months ended September 30, 2019 and 2018, the Advisers also waived reimbursement of internal administrative services expenses of approximately $2.2 million and $2.0 million, respectively. Excluding interest expense, the ratio of total expenses to average net assets for the nine months ended September 30, 2019 and 2018 was 3.83% and 3.05%, respectively. See Note 11 — Related Party Transactions and Arrangements for further discussion of fee waivers provided by the Advisers.

(2)
Total return is calculated as the change in NAV per share and stockholder distributions declared per share over the reporting period, divided by the NAV per share at the beginning of the period. The total return does not reflect the sales load from the sale of the Company’s common stock.

Note 8 – Stockholder Distributions

The following table reflects the cash distributions per share that the Company declared on its common stock during the nine months ended September 30, 2019 and 2018 (dollars in thousands except per share amounts).

	Distributions
	Per Share	Amount
2019
Three months ended September 30, 2019	$0.17	$13,900
Three months ended June 30, 2019	$0.18	$13,754
Three months ended March 31, 2019	$0.17	$13,606
2018
Three months ended September 30, 2018	$0.17	$13,938
Three months ended June 30, 2018	$0.18	$13,855
Three months ended March 31, 2018	$0.17	$13,803

On September 9, 2019, with the authorization of the Company’s board of directors, the Company declared distributions to its stockholders for the period of October 2019 through December 2019. These distributions have been, or will be, calculated based on stockholders of record each day from October 1, 2019 through December 31, 2019 in an amount equal to $0.00191781 per share, per day. Distributions are paid on the first business day following the completion of each month to which they relate.

The Company has adopted an “opt in” distribution reinvestment plan for its stockholders. As a result, if the Company makes a distribution, its stockholders will receive distributions in cash unless they specifically “opt in” to the distribution reinvestment plan so as to have their cash distributions reinvested in additional shares of the Company’s common stock.

The following table reflects the sources of the cash distributions that the Company declared and, in some instances, paid on its common stock during the nine months ended September 30, 2019 and 2018.

	Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
	(dollars in thousands)
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Net realized income from operations (before waiver of incentive fees)	$23,689	57.4%	$25,069	60.3%
Waiver of incentive fees	—	—	2,535	6.1
Distributions in excess of net realized income from operations (1)	17,571	42.6	13,992	33.6
Total	$41,260	100.0%	$41,596	100.0%

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

Note 9 – Taxable Income

The Company has elected to be treated for U.S. federal income tax purposes as a RIC. As a RIC, the Company generally will not incur corporate-level U.S. federal income taxes on net ordinary income or capital gains that the Company timely distributes each taxable year as dividends to its stockholders. To qualify as a RIC in any taxable year, the Company must, among other things, satisfy certain source-of-income and asset diversification requirements. In addition, the Company must distribute an amount in each taxable year generally at least equal to 90% of its investment company taxable income, determined without regard to any deduction for dividends paid, in order to maintain its ability to be subject to taxation as a RIC. As a part of maintaining its RIC status, undistributed taxable income (subject to a 4% nondeductible, U.S. federal excise tax) pertaining to a given taxable year may be distributed up to 12 months subsequent to the end of that taxable year, provided such distributions are declared prior to the later of eight-and-one-half months after the close of the taxable year in which such taxable income was generated or the extended due date for the timely filing of the tax return related to the tax year in which such taxable income was generated and paid to the shareholders in the 12-month period following the close of such taxable year and not later than the date of the first dividend payment of the same type of dividend made after such declaration. For the taxable year ended December 31, 2017, the Company distributed $14.9 million, or $0.187394 per share, of its taxable income in 2018, prior to the filing of its U.S. federal income tax return for its 2017 taxable year. As a result, the Company was subject to a 4% nondeductible, U.S. federal excise tax liability of approximately $542,000. For the taxable year ended December 31, 2018, the Company distributed $20.5 million, or $0.260865 per share, of its taxable income in 2019, prior to filing of its U.S. federal income tax return for its 2018 taxable year. As a result, the Company was subject to a 4% nondeductible, U.S. federal excise tax liability of approximately $765,000.

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes, which provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the Company’s financial statements is the largest benefit or expense that has a greater than 50% likelihood of being realized upon its ultimate settlement with the relevant tax authority. Positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits, if any, in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. Management has analyzed the Company’s tax positions, and has concluded that there were no material uncertain income tax positions through September 30, 2019. The Company identifies its major tax jurisdiction as the United States, and the Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next 12 months. Tax returns for the 2015 through 2018 taxable years remain subject to examination by U.S. federal and most state tax authorities.

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

Listed below is a reconciliation of “Net increase (decrease) in net assets resulting from operations” to taxable income and to total distributions declared to common stockholders for the nine months ended September 30, 2019 and 2018 (dollars in thousands).

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018

Net increase (decrease) in net assets resulting from operations	$36,359	$51,559
Net change in unrealized (appreciation) depreciation	(12,670)	(23,955)
Income tax provision	241	(29)
Pre-tax book loss not consolidated for tax purposes	10,799	16,018
Book income and tax income differences, including debt origination, structuring fees, dividends, realized gains and changes in estimates	273	(45)
Estimated taxable income (1)	35,002	43,548

Taxable income earned in prior year and carried forward for distribution in current year	20,574	15,005

Taxable income earned prior to period end and carried forward for distribution next period	(18,837)	(21,484)
Dividend accrued as of period end and paid-in the following period	4,521	4,527
Taxable income earned to be carried forward	$(14,316)	$(16,957)

Total distributions accrued or paid to common stockholders	$41,260	$41,596

(1)
The Company’s taxable income for each period is an estimate and will not be finally determined until the Company files its tax return for each year. Therefore, the final taxable income, and the taxable income earned in each period and carried forward for distribution in the following period, may be different than this estimate.

The income tax expense, or benefit, and the related tax assets and liabilities generated by HMS Equity Holding and HMS Equity Holding II, if any, are reflected in the Company’s Condensed Consolidated Financial Statements. For the nine months ended September 30, 2019 and 2018, the Company recognized a net income tax (benefit) provision of $241,000 and $(29,000), respectively, related to deferred taxes (benefit) of $0.5 million and $1.6 million, respectively, and other taxes (benefit) of $241,000 and $(29,000), respectively, offset by a valuation allowance of $(0.5) million and $(1.6) million, respectively. For the nine months ended September 30, 2019 and 2018, the other taxes (benefit) included $241,000 and $(29,000), respectively, related to accruals for state and other taxes.

As of September 30, 2019, the cost basis of the Company’s portfolio investments for tax purposes was $1.0 billion, with such investments having an estimated net unrealized depreciation of $2.8 million, composed of gross unrealized appreciation of $52.2 million and gross unrealized depreciation of $55.0 million. As of December 31, 2018, the cost basis of investments for tax purposes was $1.1 billion, with such investments having an estimated net unrealized depreciation of $15.1 million, composed of gross unrealized appreciation of $37.5 million and gross unrealized depreciation of $52.6 million.

The net deferred tax assets at both September 30, 2019 and December 31, 2018 was $0, primarily related to loss carryforwards, timing differences in net unrealized depreciation of portfolio investments, and basis differences of portfolio investments held by HMS Equity Holding and HMS Equity Holding II offset by a valuation allowance. Based on HMS Equity Holding’s and HMS Equity Holding II’s short operating history, management believes it is more likely than not that there will be inadequate profits in HMS Equity Holding and HMS Equity Holding II against which the deferred tax assets can be offset. Accordingly, the Company recorded a full valuation allowance against such deferred tax assets.

The following table sets forth the significant components of net deferred tax assets and liabilities as of September 30, 2019 and December 31, 2018 (amounts in thousands):

	September 30, 2019	December 31, 2018
Deferred tax assets:
Net operating loss carryforwards	$1,044	$1,861
Foreign tax credit carryforwards	10	10
Capital loss carryforwards	15,179	10,696
Net basis differences in portfolio investments	—	—
Net unrealized depreciation of portfolio investments	—	—
Total deferred tax assets	16,233	12,567
Deferred tax liabilities:
Net basis differences in portfolio investments	(2,535)	(1,540)
Net unrealized appreciation of portfolio investments	(5,826)	(3,693)
Other	—	—
Total deferred tax liabilities	(8,361)	(5,233)
Valuation allowance	(7,872)	(7,334)
Total net deferred tax assets (liabilities)	$—	$—

For federal income tax purposes, the net operating loss carryforwards generated prior to December 31, 2017 expire in various taxable years from 2034 through 2037. Any net operating losses generated in 2018 and future periods will have an indefinite carryforward. The net capital loss carryforwards of the Company expire in taxable years 2020 through 2024. The timing and manner in which HMS Equity Holding and HMS Equity Holding II will utilize any net loss carryforwards in such taxable years, or in total, may be limited in the future under the provisions of the Code.

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

The determination of the tax attributes of the Company’s distributions is made annually at the end of the Company’s taxable year based upon the Company’s taxable income for the full taxable year and distributions paid for the full taxable year. Therefore, a determination made on an interim basis may not be representative of the actual tax attributes of distributions for a full year. If the Company had determined the tax attributes of its distributions taxable year-to-date as of September 30, 2019, 100% would be from its current and accumulated earnings and profits. However, there can be no certainty to stockholders that this determination is representative of what the actual tax attributes of the Company’s anticipated fiscal and taxable years ending December 31, 2019 distributions to stockholders will be. The actual tax characteristics of distributions to stockholders will be reported to the Internal Revenue Service and stockholders subject to information reporting shortly after the close of each calendar year on Form 1099-DIV.

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

Note 10 – Supplemental Cash Flow Disclosures

Listed below are the supplemental cash flow disclosures for the nine months ended September 30, 2019 and 2018 (dollars in thousands):

Supplemental Disclosure of Cash Flow Information	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Cash paid for interest	$18,999	$16,764
Cash paid for income taxes	1,221	690

Supplemental Disclosure of Non-Cash Flow Information
Stockholder distributions declared and unpaid	4,521	4,527
Stockholder distributions reinvested	18,982	20,550
Unpaid deferred financing costs	8	6

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

For the three months ended September 30, 2019 and 2018, the Company incurred base management fees of approximately $5.5 million and $5.9 million, respectively, and subordinated incentive fees on income of $1.2 million and $2.5 million, respectively. For each of the three months ended September 30, 2019 and 2018, the Company did not incur any capital gains incentive fees. For each of the nine months ended September 30, 2019 and 2018, the Company incurred base management fees of approximately $16.9 million and $17.3 million, respectively, and subordinated incentive fees on income of $3.9 million and $2.5 million, respectively. For each of the nine months ended September 30, 2019 and 2018, the Company did not incur any capital gains incentive fees.

For the nine months ended September 30, 2019 and 2018, the Company did not record an accrual for any previously waived fees. Any future reimbursement of previously waived fees to the Advisers will not be accrued until the reimbursement of the waived fees becomes probable and estimable, which will be upon approval of the Company’s board of directors. To date, none of the previously waived fees has been approved by the Company’s board of directors for reimbursement.

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

(5)
Prior to September 30, 2016, the Advisers waived total management fees of $2.8 million, total subordinated incentive fees of $2.5 million and total capital gain incentive fees of $8,000. Due to the passage of time, such waived fees are not eligible for repayment under the applicable fee waiver agreements.

Pursuant to the Investment Advisory Agreement and Sub-Advisory Agreement, the Company is required to pay or reimburse the Advisers for administrative services expenses, which include all costs and expenses related to the Company’s day-to-day administration and management not related to advisory services, whether such administrative services were performed by a third party service provider or affiliates of the Advisers (“Internal Administrative Services”). The Advisers do not earn any profit under their provision of administrative services to the Company. For the three months ended September 30, 2019 and 2018, the Company incurred, and the Advisers waived the reimbursements of, Internal Administrative Services expenses of approximately $735,000 and $623,000, respectively. For the nine months ended September 30, 2019 and 2018, the Company incurred, and the Advisers waived the reimbursements of, Internal Administrative Services expenses of approximately $2.2 million and $2.0 million, respectively. The Company and the Advisers entered into an expense support and conditional reimbursement agreement, as amended from time to time, which extends the period for waiver of reimbursement of Internal Administrative Services expenses accrued pursuant to the Investment Advisory Agreement and the Sub-Advisory Agreement through December 31, 2019. Since inception, the Advisers waived the reimbursement of total Internal Administrative Services expenses of $15.2 million. Waived Internal Administrative Services expenses are not subject to future reimbursement.

The table below outlines fees incurred and expense reimbursements payable to the Adviser, the Sub-Adviser and their respective affiliates for the three and nine months ended September 30, 2019 and 2018 and amounts unpaid as of September 30, 2019 and December 31, 2018 (dollars in thousands).

	Incurred		Incurred		Unpaid as of
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30, 2019	December 31, 2018
Type and Recipient	2019	2018	2019	2018
Offering Costs - the Adviser, Sub-Adviser	$94	$101	$285	$308	$—	$—
Other (2) - the Adviser	263	155	644	488	166	57
Selling Commissions - Dealer Manager	—	—	—	—	—	—
Dealer Manager Fee - Dealer Manager	—	—	—	—	—	—
Due to Affiliates					$166	$57

Base Management Fees - the Adviser, Sub-Adviser	5,498	5,904	16,857	17,335	$5,496	$5,854
Incentive Fees on Income - the Adviser, Sub-Adviser (1)	1,209	—	3,939	—	1,210	—
Base Management and Incentive Fees Payable					$6,706	$5,854

(1)	Net of amounts waived by the Advisers.

(2)	Includes amounts the Adviser paid on behalf of the Company such as general and administrative services expenses.

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
As of September 30, 2019, the Company has reimbursed the Advisers approximately $12.4 million since inception for offering costs. As of September 30, 2019, the Advisers carried a balance of approximately $908,000 for offering costs incurred on the Company’s behalf, net of reimbursement payments from the Company.

Note 12 – Share Repurchase Plan

Since inception of the share repurchase program in 2015, the Company has funded the repurchase of $90.6 million in shares of common stock. For the nine months ended September 30, 2019 and 2018, the Company funded $19.3 million and $27.6 million, respectively, for shares of common stock tendered for repurchase under the plan approved by the board of directors.

For the Quarter Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered that were Repurchased	Repurchase Price per Share	Aggregate Consideration for Repurchased Shares
March 31, 2019	February 28, 2019	820,174.35	56.1%	$7.99	$6,553,193
June 30, 2019	May 31, 2019	803,239.68	46.1%	$7.98	$6,409,850
September 30, 2019	September 3, 2019	804,778.33	40.4%	$7.93	$6,381,892

On September 30, 2019, the Company filed a tender offer statement on Schedule TO with the SEC to commence an offer by the Company to purchase, as approved by its board of directors, an estimated 788,400.00 shares of the Company’s issued and outstanding common stock up to approximately $6.3 million. The offer is for cash at a purchase price equal to the NAV per share to be determined within 48 hours of the repurchase date.

Note 13 – Commitments and Contingencies

As of September 30, 2019, the Company had a total of approximately $39.7 million in outstanding commitments comprising (i) 36 commitments to fund revolving loans that had not been fully drawn or term loans that had not been funded and (ii) four capital commitments that had not been fully called. The Company recognized unrealized appreciation of approximately $362,000 on the outstanding unfunded loan commitments and no unrealized appreciation or depreciation on the outstanding unfunded capital commitments during the nine months ended September 30, 2019. As of December 31, 2018, the Company had a total of approximately $62.5 million in outstanding commitments comprising (i) 36 commitments to fund revolving loans that had not been fully drawn or term loans that had not been funded and (ii) four capital commitments that had not been fully called. The Company recognized unrealized depreciation of $132,000 on the outstanding unfunded loan commitments and no unrealized appreciation or depreciation on the outstanding unfunded capital commitments during the year ended December 31, 2018.

	Commitments and Contingencies
	(dollars in thousands)
	September 30, 2019	December 31, 2018

Unfunded Loan Commitments
Adams Publishing Group, LLC	$762	$1,735
American Nuts, LLC	247	1,266
Analytical Systems Keco, LLC	200	—
Apex Linen Services, Inc.	—	403
Arcus Hunting, LLC	120	904
ASC Ortho Management Company, LLC	750	750
BarFly Ventures, LLC	—	123
BBB Tank Services	—	200
BigName Holdings, LLC	—	29
Boccella Precast Products, LLC	500	500
Centre Technologies Holdings, LLC	600	—
Chamberlin HoldCo, LLC	400	400
Charps, LLC	—	1,000
Chisholm Energy Holdings, LLC	1,429	—
Clad-Rex Steel, LLC	—	100
CTVSH, PLLC	200	200
Direct Marketing Solutions, Inc.	400	400
DTE Enterprises, LLC	750	750
Dynamic Communities, LLC	250	250
Gamber-Johnson Holdings, LLC	300	300
GRT Rubber Technologies, LLC	1,526	4,125
Guerdon Modular Holdings, Inc.	284	400
Hawk Ridge Systems, LLC	350	400
HDC/HW Intermediate Holdings, Inc.	70	180
Hoover Group, Inc.	—	2,375
Hunter Defense Technologies, Inc.	2,105	—
HW Temps LLC	200	200
Implus Footcare, LLC	—	44
Independent Pet Partners Intermediate Holdings, LLC	9,357	22,244
Invincible Boat Company, LLC	1,080	—
Joerns Healthcare, LLC	—	—
KMC Acquisition, LLC	500	500
Laredo Energy VI, LP	250	—
LL Management, Inc.	1,182	—
Lynx FBO Operating LLC	1,875	—
Mac Lean-Fogg Company	313	—
Market Force Information, Inc.	9	350
Meisler Operating, LLC	400	400
Mystic Logistics Holdings, LLC	200	200
New Era Technology, Inc.	—	479
NexRev, LLC	1,000	1,000
NuStep, LLC	300	300
PaySimple, Inc.	1,017	—
SI East , LLC	2,500	2,500
Tedder Acquisition, LLC	260	180
Trantech Radiator Topco, LLC	400	—
Volusion LLC	—	1,961

	Commitments and Contingencies
	(dollars in thousands)
	September 30, 2019	December 31, 2018

Wireless Vision Holdings, LLC	$—	$693

Unfunded Capital Commitments
Brightwood Capital Fund III, LP	1,260	1,000
Brightwood Capital Fund IV, LP	1,000	8,000
Copper Trail Energy Fund I LP	3,416	1,754
Freeport Financial Funds	1,945	3,942
Total	$39,707	$62,537

Note 14 – Subsequent Events

No subsequent events to report.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is based on the condensed consolidated financial statements as of September 30, 2019 (unaudited) and December 31, 2018 and for the three and nine months ended September 30, 2019 and 2018. Amounts as of December 31, 2018 included in the unaudited condensed consolidated financial statements have been derived from the Company’s audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, as well as the audited consolidated financial statements, notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K (as amended) for the year ended December 31, 2018. Capitalized terms used in this Item 2 have the same meaning as in the accompanying condensed consolidated financial statements in Item 1 unless otherwise defined in this Report.

We refer to HMS Income Fund, Inc., collectively with its consolidated subsidiaries, as the “Company,” and the use of “we,” “our,” “us” or similar pronouns in this Report refers to HMS Income Fund, Inc.

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

We previously registered for sale up to 150,000,000 shares of common stock pursuant to a registration statement on Form N-2 (File No. 333-178548) which was initially declared effective by the SEC on June 4, 2012 (the “Initial Offering”). The Initial Offering terminated on December 1, 2015. We raised approximately $601.2 million in the Initial Offering, including proceeds from the dividend reinvestment plan of approximately $22.0 million. We also registered for sale up to $1,500,000,000 worth of shares of common stock (the “Offering”) pursuant to a new registration statement on Form N-2 (File No. 333-204659), as amended. With the approval of our board of directors, we closed the Offering to new investors effective September 30, 2017. Through September 30, 2019, we raised approximately $230.2 million in the Offering, including proceeds from the distribution reinvestment plan of approximately $98.5 million.

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

As of September 30, 2019, we had investments in 38 Middle Market debt investments, 52 Private Loan debt investments, 41 LMM debt investments, 42 LMM equity investments, seven Middle Market equity investments, 20 Private Loan equity investments and eight Other Portfolio investments with an aggregate fair value of approximately $1,053.5 million, a cost basis of approximately $1,056.3 million and a weighted average effective annual yield of approximately 9.0%. The weighted average annual yield was calculated using the effective interest rates for all investments at September 30, 2019, including accretion of original issue discount and amortization of premium to par value, the amortization of fees received in connection with transactions, and assumes zero yield for investments on non-accrual status. Approximately 80.5% and 6.1% of our total portfolio investments (at fair value, excluding our Other Portfolio investments) were secured by first priority liens and second priority liens, respectively, on portfolio company assets with the remainder in unsecured debt investments and equity investments.

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

PORTFOLIO INVESTMENT COMPOSITION

Our Middle Market portfolio investments primarily consist of direct or secondary purchases of interest-bearing debt securities in companies that are generally larger in size than the LMM companies included in our LMM portfolio. While our Middle Market debt investments are generally secured by a first priority lien, 14.2% of the fair value of our Middle Market portfolio, as of September 30, 2019, is secured by second priority liens.

As of September 30, 2019, LMM portfolio consists of debt investments secured by a first priority lien (58.5% of the total fair value of the LMM portfolio) on the assets of the portfolio companies and equity investments (41.1% of the total fair value of the LMM portfolio) in privately held LMM companies. The LMM debt investments generally mature between five and seven years from the original investment date. The LMM equity investments represent an equity position or the right to acquire an equity position through warrants.

As of September 30, 2019, our Private Loan portfolio primarily consists of debt investments secured by first and second priority liens (89.2% and 3.5% of the total fair value of the Private Loan portfolio, respectively) on the assets of the portfolio companies, unsecured debt investments (2.5% of the total fair value of the Private Loan portfolio) and equity investments (4.8% of the total fair value of the Private Loan portfolio) in Private Loan companies. The Private Loan debt investments typically have stated terms between three and seven years from the original investment date. The Private Loan equity investments represent an equity position or the right to acquire an equity position through warrants.

Our Other Portfolio investments primarily consist of investments managed by third parties, which differ from the typical profiles for LMM, Middle Market and Private Loan portfolio investments. In the Other Portfolio investments, we may incur indirect fees and expenses in connection with investments managed by third parties, such as investments in other investment companies, private funds or collateralized loan obligations (“CLOs”).

During the nine months ended September 30, 2019, we funded investment purchases of approximately $222.6 million and had one investment under contract to purchase as of September 30, 2019 for an aggregate purchase price of approximately $596,000, which settled or was scheduled to settle after September 30, 2019. We also received proceeds from sales and repayments of existing portfolio investments of approximately $280.1 million, including $168.4 million in sales. We had no investments under contract to sell as of September 30, 2019. The combined result of these transactions decreased our portfolio, on a cost basis, by approximately $65.4 million, or 5.9%, and increased the number of portfolio investments by six, or 3.0%, compared to the portfolio as of December 31, 2018. As of September 30, 2019, the largest investment in an individual portfolio company represented approximately 2.9% of our portfolio’s fair value, with remaining investments in any individual portfolio company ranging from 0.0% to 2.2%. The average investment in our portfolio is approximately $5.1 million or 0.5% of our total portfolio as of September 30, 2019. Our portfolio extends across individual portfolio investments, geographic regions, and industries. Further, our total portfolio’s investment composition (excluding our Other Portfolio investments) at fair value comprises 80.5% first lien debt securities and 6.1% second lien debt securities, with the remainder in unsecured debt investments and equity investments. First lien debt securities have priority over subordinated debt owed by the issuer with respect to the collateral pledged as security for the loan. Due to the relative priority of payment of first lien investments, these generally have lower yields than lower priority, less secured investments.

During the nine months ended September 30, 2018, we made investment purchases of approximately $476.5 million and had four investments under contract to purchase as of September 30, 2018 for an aggregate purchase price of approximately $16.9 million, which settled after September 30, 2018. We also received proceeds from sales and repayments of existing portfolio investments of approximately $386.1 million including $175.3 million in sales and had three investments under contract to sell as of September 30, 2018 for approximately $17.3 million, which represented the contract sales price.

Based upon our investment rating system, which is described further below, the weighted average rating of our LMM investment portfolio was approximately 2.5 as of both September 30, 2019 and December 31, 2018. See “Portfolio Asset Quality” below for a description of the system used to rate our investments. Lastly, the overall weighted average effective yield on our investment portfolio was 9.0% and 9.5% as of September 30, 2019 and December 31, 2018, respectively.

Summaries of the composition of our total investment portfolio at cost and fair value are shown in the following tables (this information excludes Other Portfolio investments):

	September 30, 2019				December 31, 2018
Cost:	LMM	Private Loan	Middle Market	Total	LMM	Private Loan	Middle Market	Total
First Lien Secured Debt	68.3%	90.2%	80.3%	82.7%	70.4%	87.3%	81.8%	82.0%
Second Lien Secured Debt	0.4	3.5	15.2	6.9	—	6.2	15.8	9.2
Unsecured Debt	0.1	2.5	0.5	1.4	—	2.6	0.2	1.1
Equity	30.6	3.7	4.0	8.9	28.9	3.7	2.2	7.5
Equity warrants	0.6	0.1	—	0.1	0.7	0.2	—	0.2
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	September 30, 2019				December 31, 2018
Fair Value:	LMM	Private Loan	Middle Market	Total	LMM	Private Loan	Middle Market	Total
First Lien Secured Debt	58.5%	89.2%	82.7%	80.5%	62.1%	87.1%	82.9%	80.3%
Second Lien Secured Debt	0.3	3.5	14.2	6.1	—	6.3	15.6	8.9
Unsecured Debt	0.1	2.5	0.5	1.3	—	2.5	0.2	1.1
Equity	41.0	4.5	2.6	11.9	37.4	3.9	1.3	9.5
Equity warrants	0.1	0.3	—	0.2	0.5	0.2	—	0.2
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

For the tables showing our total investment portfolio composition by geographic region and by industry, see Note 3 — Fair Value Hierarchy for Investments — Portfolio Investment Composition to our condensed consolidated financial statements included elsewhere in this Report.

Investment in HMS-ORIX

We previously co-invested in broadly-syndicated loans with Orix through our investment in HMS-ORIX, which was organized as a Delaware limited liability company. On November 20, 2018, HMS-ORIX closed on a $170.0 million credit facility with Citibank, N.A. (the “Refinanced HMS-ORIX Credit Facility”). The proceeds from the Refinanced HMS-ORIX Credit Facility were used to pay off the outstanding balance on the Initial HMS-ORIX Credit Facility, which was subsequently terminated. The reinvestment period for the Refinanced HMS-ORIX Credit Facility was scheduled to expire on September 6, 2019, and the maturity date was nine months after expiration of the reinvestment period (unless terminated earlier pursuant to the terms of the Refinanced HMS-ORIX Credit Facility). Borrowings under the Refinanced HMS-ORIX Credit Facility bore interest at a rate equal to the three-month LIBOR plus 1.15%. As of December 31, 2018, $98.8 million was outstanding under this facility. Borrowings under the facility were secured by substantially all of the assets of HMS-ORIX. Proceeds from the HMS-ORIX Holdings Merger were used to pay off the Refinanced HMS-ORIX Credit Facility.

On May 8, 2019, HMS-ORIX Holdings I LLC, a wholly owned subsidiary of HMS-ORIX, which held all of the investments in broadly-syndicated loans held by HMS-ORIX, was merged (the “HMS-ORIX Holdings Merger”) into Mariner CLO 7, Ltd., an exempted company incorporated under the laws of the Cayman Islands (“Mariner CLO”). HMS-ORIX was fully liquidated on September 26, 2019.

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

For the three months ended September 30, 2019 and 2018, we recognized approximately $0 and $536,000, respectively, of dividend income in respect of our investment in HMS-ORIX. For the nine months ended September 30, 2019 and 2018, the Company recognized approximately $546,000 and $1.6 million, respectively, of dividend income in respect of its investment in HMS-ORIX.

The following tables show the summarized financial information for HMS-ORIX (dollars in thousands):

HMS-ORIX SLF LLC
Balance Sheet
(dollars in thousands)

	As of September 30, 2019	As of December 31, 2018
Assets
Portfolio investments at fair value (amortized cost: $164,570 as of December 31, 2018)	$—	$157,923
Cash and cash equivalents	—	3,873
Receivable for securities sold	—	—
Interest receivable	—	197
Deferred financing costs, net	—	497
Other assets	—	30
Total assets	$—	$162,520
Liabilities
Credit facilities payable	$—	$98,818
Payable for securities purchased	—	18,442
Distributions payable	—	902
Accounts payable and accrued expenses	—	439
Total liabilities	—	118,601
Net assets
Members’ equity	—	43,919
Total net assets	—	43,919
Total liabilities and net assets	$—	$162,520

HMS-ORIX SLF LLC
Statement of Operations
(dollars in thousands)
	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Investment income
Interest income	$2	$1,944	$3,030	$5,566
Dividend income	—	—	—	—
Fee income	—	—	—	—
Other income	—	—	—	—
Total investment income	2	1,944	3,030	5,566
Expenses
Interest expense	—	988	2,130	2,759
Other expenses	—	(1)	—	1
General and administrative expenses	60	20	96	67
Total expenses	60	1,007	2,226	2,827
Net investment income (loss)	(58)	937	804	2,739
Net realized loss from investments	—	(18)	(1,514)	(392)
Net realized income (loss)	(58)	919	(710)	2,347
Net change in unrealized appreciation (depreciation) on investments	—	1,013	6,647	15
Net increase (decrease) in net assets resulting from operations	$(58)	$1,932	$5,937	$2,362

PORTFOLIO ASSET QUALITY

As of September 30, 2019, we owned a broad portfolio of 208 investments in 125 companies representing a wide range of industries. We believe that this broad portfolio adds to the structural protection of the portfolio, revenue sources, income, cash flows and dividends. The portfolio included the following:

▪
38 debt investments in 36 Middle Market portfolio companies with an aggregate fair value of approximately $301.8 million and a cost basis of approximately $329.1 million. The Middle Market debt investments had a weighted average annual effective yield of approximately 9.1%, which is calculated assuming the investments on non-accrual status have a zero yield, and 84.9% of the Middle Market debt investments were secured by first priority liens. Further, 97.8% of the Middle Market debt investments contain variable interest rates, though a majority of the investments with variable rates are subject to contractual minimum base interest rates between 100 and 150 basis points.

▪
52 debt investments in 47 Private Loan portfolio companies with an aggregate fair value of approximately $452.2 million and a cost basis of approximately $452.9 million. The Private Loan debt investments had a weighted average annual effective yield of approximately 10.1%, which is calculated assuming the investments on non-accrual status have a zero yield, and 93.7% of the Private Loan debt investments were secured by first priority liens. Further, 95.1% of the Private Loan debt investments contain variable interest rates, though a majority of the investments with variable interest rates are subject to contractual minimum base interest rates between 100 and 150 basis points.

▪
41 debt investments in 32 LMM portfolio companies with an aggregate fair value of approximately $129.2 million and a cost basis of approximately $130.4 million. The LMM debt investments had a weighted average annual effective yield of approximately 11.7%, and 99.3% of the debt investments were secured by first priority liens. Also, 49.2% of the LMM debt investments are fixed rate investments with fixed interest rates between 8.0% and 15.0%. Also, 29 LMM debt investments, representing approximately 50.8% of the LMM debt investments have variable interest rates subject to a contractual minimum base interest rate of 100 basis points.

▪
71 equity investments and six equity warrant investments in 31 LMM portfolio companies, 13 Private Loan portfolio companies, six Middle Market portfolio companies and six Other Portfolio companies with an aggregate fair value of approximately $170.3 million and a cost basis of approximately $143.8 million.

Overall, as of September 30, 2019, our investment portfolio had a weighted average effective yield on our investments of approximately 9.0%, and 76.7% of our total portfolio’s investments (including our Other Portfolio investments) were secured by first priority liens.

As of September 30, 2019, we had seven investments in four portfolio companies that were on non-accrual status, which comprised approximately 1.4% of our total investment portfolio at fair value and 2.0% of the total investment portfolio at cost. As of December 31, 2018, we had five investments in three portfolio companies that were on non-accrual status, which comprised approximately 0.4% of the total investment portfolio at fair value and 0.6% of the total investment portfolio at cost. For those investments in which S&P credit ratings are available, which represents approximately 27.4% of the portfolio as of September 30, 2019, the portfolio had a weighted average effective credit rating of B.

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

The following table shows the distribution of our LMM portfolio investments on the 1 to 5 investment rating system of our Sub-Adviser at fair value as of September 30, 2019 and December 31, 2018 (dollars in thousands):

	September 30, 2019		December 31, 2018
Investment Rating	Investments at Fair Value	Percentage of Total LMM Portfolio	Investments at Fair Value	Percentage of Total LMM Portfolio
1	$63,669	29.0%	$56,937	27.1%
2	47,591	21.7	15,038	7.1
3	46,595	21.2	124,397	59.2
4	61,780	28.1	10,718	5.1
5	—	—	3,184	1.5
Total	$219,635	100.0%	$210,274	100.0%

Based upon this investment rating system, the weighted average rating of our LMM portfolio at fair value was approximately 2.5 as of both September 30, 2019 and December 31, 2018.

DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS COMPARISONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019 AND SEPTEMBER 30, 2018

Total Investment Income, Expenses, Net Assets

For the three months ended September 30, 2019 and 2018, our total investment income was approximately $27.8 million and $30.2 million, respectively, consisting predominately of interest income and dividend income. The decrease in total investment income was primarily driven by a decrease in interest income of approximately $2.6 million, offset by an increase in dividend income of approximately $0.7 million. The decrease in interest income was primarily due to the timing of repayments and the recognition of unamortized discounts into interest income. Additionally, the weighted average annual effective yield on investments in our portfolio decreased slightly from 9.2% as of September 30, 2018 to 9.0% as of September 30, 2019. The dividend income increase is primarily due to improving performance of certain of our LMM equity investments.

For the three months ended September 30, 2019 and 2018, we recognized $371,000 and $781,000, respectively, of non-recurring fee income received from our portfolio companies or other third parties, which accounted for approximately 1.3% and 2.6%, respectively, of our total investment income during such periods.  Such fee income is transaction based and typically consists of prepayment fees, structuring fees, amendment and consent fees and other non-recurring fees. As such, future fee income is generally dependent on new direct origination investments and the occurrence of prepayments and other events at existing portfolio companies resulting in such fees.

For the three months ended September 30, 2019 and 2018, expenses, net of internal administrative services expense waivers, were approximately $13.9 million and $13.1 million, respectively. The increase in expenses is primarily due to an increase in incentive fees (net of waivers) of $1.2 million, offset by a decrease in interest expense of approximately $412,000. For the three months ended September 30, 2019, the Advisers earned, but did not waive, a subordinated incentive fee on income of $1.2 million, while the Advisers earned, but waived in full, a subordinated incentive fee on income of $2.5 million for the three months ended September 30, 2018. Interest expense was lower for the three months ended September 30, 2019 due to a decrease in the annualized interest rate on our borrowings, from approximately 4.8% as of September 30, 2018 to approximately 4.6% as of September 30, 2019.

For the three months ended September 30, 2019, the net increase in net assets resulting from operations (gross of stockholder distributions declared) was approximately $5.8 million. The increase was attributable to (i) net investment income of approximately $13.9 million and (ii) net change in unrealized appreciation on investments of approximately $2.9 million, offset by net realized loss on investments of approximately $11.1 million.

For the three months ended September 30, 2018, the net increase in net assets resulting from operations (gross of stockholder distributions declared) was approximately $23.8 million. The increase was primarily attributable to (i) net investment income of approximately $17.1 million and (ii) net change in unrealized appreciation on investments of approximately $14.9 million, offset by net realized loss on investments of approximately $8.2 million.

RESULTS COMPARISONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND SEPTEMBER 30, 2018

Total Investment Income, Operating Expenses, Net Assets

For the nine months ended September 30, 2019 and 2018, our total investment income was approximately $85.6 million and $81.1 million, respectively, consisting predominately of interest income and dividend income. The increase in total investment income was primarily driven by an increase in dividend income of approximately $3.2 million and an increase in interest income of approximately $2.2 million. Dividend income increased primarily due to improving performance of certain of our Lower Middle Market equity investments. As of September 30, 2019 and 2018, our portfolio had a weighted average annual effective yield on investments of approximately 9.0% and 9.2%, respectively.

For the nine months ended September 30, 2019 and 2018, we recognized $893,000 and $1.8 million, respectively, of non-recurring fee income received from our portfolio companies or other third parties, which accounted for approximately 1.0% and 2.3%, respectively, of our total investment income during such period.  Such fee income is transaction based and typically consists of prepayment fees, structuring fees, amendment and consent fees and other non-recurring fees. As such, future fee income is generally dependent on new direct origination investments and the occurrence of prepayments and other events at existing portfolio companies resulting in such fees.

For the nine months ended September 30, 2019 and 2018, expenses, net of internal administrative services expense waivers, were approximately $43.9 million and $37.6 million, respectively. The increase in expenses is primarily due to an increase in incentive fees of $3.9 million and an increase in interest expense of $2.1 million. For the nine months ended September 30, 2019, the Advisers earned, but did not waive, a subordinated incentive fee on income of $3.9 million, while the Advisers earned, but waived in full, a subordinated incentive fee on income of $2.5 million for the nine months ended September 30, 2018. Interest expense increased primarily due to an increase in our average borrowings of approximately $5.8 million during the period and an increase in our cost of borrowing on the Credit Facilities. Average borrowings under the Credit Facilities were $481.3 million for the nine months ended September 30, 2019 compared to $475.5 million for the nine months ended September 30, 2018. As of September 30, 2019 and 2018, the annualized interest rate on borrowings was 4.6% and 4.8%, respectively.

For the nine months ended September 30, 2019, the net increase in net assets resulting from operations (gross of stockholder distributions declared) was approximately $36.4 million. The increase was attributable to (i) net investment income of approximately $41.7 million and (ii) net unrealized appreciation on investments of approximately $12.7 million, offset by realized losses on investments of approximately $18.0 million.

For the nine months ended September 30, 2018, the net increase in net assets resulting from operations (gross of stockholder distributions declared) was approximately $51.6 million. The increase was attributable to (i) net investment income of approximately $43.5 million and (ii) unrealized appreciation on investments of approximately $24.0 million, offset by net realized losses of approximately $15.9 million.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Overview

As of September 30, 2019, we had approximately $21.1 million in cash and cash equivalents, which we held in various custodial accounts. In addition, as of September 30, 2019, we had $112.0 million in capacity available under the Credit Facilities, in the aggregate. To seek to enhance our returns, we intend to continue to employ leverage as market conditions permit and at the discretion of our Adviser, subject to asset coverage restrictions under the 1940 Act. See “Financial Condition, Liquidity and Capital Resources — Financing Arrangements.”

As of September 30, 2019, we had 36 senior secured loan investments and four equity investments with aggregate unfunded commitments of $39.7 million. We believe that we maintain sufficient cash and cash equivalents on hand and available borrowings to fund such unfunded commitments should the need arise.

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

Liquidity and Capital Resources

Cash Flows

For the nine months ended September 30, 2019, we experienced a net decrease in cash and cash equivalents of approximately $687,000. During that period, approximately $92.4 million of cash was generated from our operating activities, which principally consisted of principal repayments from and sales of investments in portfolio companies of $280.1 million and a net increase in net assets resulting from operations of approximately $36.4 million, offset by the purchase of new portfolio investments of $222.6 million. During the nine months ended September 30, 2019, approximately $93.1 million was used in financing activities, which principally consisted of a net $51.0 million decrease in borrowings under the Credit Facilities, $19.3 million used for the redemption of our common stock and $22.4 million in cash distributions paid to stockholders.

For the nine months ended September 30, 2018, we experienced a net increase in cash and cash equivalents of approximately $22.1 million. During that period, approximately $52.9 million of cash was used in our operating activities, which principally consisted of the purchase of new portfolio investments of $476.5 million and accretion of unearned income of $7.6 million, offset by principal repayments from and sales of investments in portfolio companies of $386.1 million and a net increase in net assets resulting from operations of approximately $51.6 million. During the nine months ended September 30, 2018, approximately $30.8 million was generated from financing activities, which principally consisted of a net $80.0 million increase in borrowings under the Credit Facilities, offset by $27.6 million in cash used for the redemption of our common stock and $21.3 million in cash distributions paid to stockholders.

Continuous Public Offering

With the approval of our board of directors, we closed the Offering to new investors effective September 30, 2017. During the nine months ended September 30, 2019, we raised proceeds of $19.0 million from our distribution reinvestment plan.

During the nine months ended September 30, 2018, we raised proceeds of $20.5 million from our distribution reinvestment plan.

Distributions

The following table reflects the cash distributions per share that we have declared on our common stock during the nine months ended September 30, 2019 and 2018 (dollars in thousands except per share amounts).

	Distributions
	Per Share	Amount
2019
Three months ended September 30, 2018	$0.17	$13,900
Three months ended June 30, 2019	$0.18	$13,754
Three months ended March 31, 2019	$0.17	$13,606
2018
Three months ended September 30, 2018	$0.17	$13,938
Three months ended June 30, 2018	$0.18	$13,855
Three months ended March 31, 2018	$0.17	$13,803

On September 9, 2019, with the authorization of our board of directors, we declared distributions to our stockholders for the period of October 2019 through December 2019. These distributions have been, or will be, calculated based on stockholders of record each day from October 1, 2019 through December 31, 2019 in an amount equal to $0.00191781 per share, per day. Distributions are paid on the first business day following the completion of each month to which they relate.

For the years ending December 31, 2018, 2017 and 2016, respectively, the tax characteristics of distributions paid to stockholders were as follow (amounts in thousands):

	Year Ended December 31,
Tax Characteristics of Distributions	2018		2017		2016

Ordinary income	$50,274	90.56%	$52,473	96.43%	$44,848	93.90%
Capital gain distributions	5,238	9.44	1,941	3.57	2,913	6.10
Total	$55,512	100.00%	$54,414	100.00%	$47,761	100.00%
The determination of the tax attributes of our distributions is made annually at the end of our taxable year, based upon our taxable income for the full taxable year and distributions paid for the full taxable year. Therefore, a determination made on an interim basis may not be representative of the actual tax attributes of distributions for a full year. If we had determined the tax attributes of our distributions taxable year-to-date as of September 30, 2019, 100% would be from our current and accumulated earnings and profits. However, there can be no certainty to stockholders that this determination is representative of what the actual tax attributes of our fiscal and taxable years ending December 31, 2019 distributions to stockholders will be. The actual tax characteristics of distributions to stockholders will be reported to the Internal Revenue Service and stockholders subject to information reporting after the close of each calendar year on Form 1099-DIV.

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

As of September 30, 2019, we had $120.0 million outstanding and no availability under our TIAA Credit Facility, and $338.0 million outstanding and $112.0 million available under the Deutsche Bank Credit Facility, both of which we estimated approximated fair value. Availability under each of the Credit Facilities is subject to certain limitations and the asset coverage restrictions under the 1940 Act. For further information on our Credit Facilities, including key terms and financial covenants, refer to Note 6 — Borrowings to the consolidated financial statements included in our Annual Report on Form 10-K (as amended) for the year ended December 31, 2018 as well as Note 6 — Borrowings to the condensed consolidated financial statements included elsewhere in this Report.

As a BDC, we are able to issue “senior securities,” including borrowing money from banks or other financial institutions, only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such incurrence or issuance. The Small Business Credit Availability Act, enacted into law in March 2018, among other things, amended the 1940 Act to reduce the asset coverage requirement applicable to BDCs from 200% to 150% so long as the BDC meets certain disclosure requirements, obtains certain approval and, in the case of unlisted BDCs, makes an offer to repurchase shares held by its stockholders as of the date of the requisite approval. Effectiveness of the reduced asset coverage requirements to a BDC requires approval by either (1) a “required majority” (as defined in Section 57(o) of the 1940 Act) of such BDC’s board of directors with effectiveness one year after the date of such approval or (2) a majority of the votes cast at a special or annual meeting of such BDC’s stockholders at which a quorum is present, which is effective the day after such stockholder approval. The Company has not requested or obtained either such approval. As of September 30, 2019 and December 31, 2018, our asset coverage ratio under BDC regulations was 235% and 223%, respectively.

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

 Contractual Obligations

As of September 30, 2019, we had $458.0 million in borrowings outstanding under the Credit Facilities. Our TIAA Credit Facility will mature March 6, 2020, with two one-year extension options, subject to lender approval, and the Deutsche Bank Credit Facility will mature on November 20, 2022. See Note 6 — Borrowings to the financial statements included elsewhere in this Report for a description of the Credit Facilities.

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings at September 30, 2019 is as follows:

	Payments Due By Period (dollars in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
TIAA Credit Facility (1)	$120,000	$120,000	$—	$—	$—
Deutsche Bank Credit Facility (2)	338,000	—	—	338,000	—
Total Credit Facilities	$458,000	$120,000	$—	$338,000	$—

(1)	At September 30, 2019, we had no availability under our TIAA Credit Facility.

(2)
At September 30, 2019, $112.0 million remained available under the Deutsche Bank Credit Facility; however, our borrowing ability is limited to the asset coverage restrictions imposed by the 1940 Act, as discussed above.

Off-Balance Sheet Arrangements

As of September 30, 2019, we had a total of approximately $39.7 million in outstanding commitments comprised of (i) 36 commitments to fund revolving loans that had not been fully drawn or term loans that had not been funded and (ii) four capital commitments that had not been fully called. We recognized unrealized appreciation of approximately $362,000 on our outstanding unfunded loan commitments and no unrealized appreciation or depreciation on our outstanding unfunded capital commitments during the nine months ended September 30, 2019. We reasonably believe that we maintain sufficient assets and available borrowings to adequately cover and allow us to satisfy our outstanding unfunded commitments should the need arise. As of December 31, 2018, we had a total of approximately $62.5 million in outstanding commitments comprised of (i) 36 commitments to fund revolving loans that had not been fully drawn or term loans that had not been funded and (ii) four capital commitments that had not been fully called. We recognized unrealized depreciation of approximately $132,000 on our outstanding unfunded loan commitments and no unrealized appreciation or depreciation on our outstanding unfunded capital commitments during the year ended December 31, 2018. As of December 31, 2018, we had equity commitments of up to $30.0 million to HMS-ORIX, which were fully funded as of such date. We did not have any equity commitments to HMS-ORIX as of September 30, 2019.

	Commitments and Contingencies
	(dollars in thousands)
	September 30, 2019	December 31, 2018

Unfunded Loan Commitments
Adams Publishing Group, LLC	$762	$1,735
American Nuts, LLC	247	1,266
Analytical Systems Keco, LLC	200	—
Apex Linen Services, Inc.	—	403
Arcus Hunting, LLC	120	904
ASC Ortho Management Company, LLC	750	750
BarFly Ventures, LLC	—	123
BBB Tank Services	—	200
BigName Holdings, LLC	—	29
Boccella Precast Products, LLC	500	500
Centre Technologies Holdings, LLC	600	—
Chamberlin HoldCo, LLC	400	400
Charps, LLC	—	1,000
Chisholm Energy Holdings, LLC	1,429	—
Clad-Rex Steel, LLC	—	100
CTVSH, PLLC	200	200
Direct Marketing Solutions, Inc.	400	400
DTE Enterprises, LLC	750	750
Dynamic Communities, LLC	250	250
Gamber-Johnson Holdings, LLC	300	300
GRT Rubber Technologies, LLC	1,526	4,125
Guerdon Modular Holdings, Inc.	284	400
Hawk Ridge Systems, LLC	350	400
HDC/HW Intermediate Holdings, Inc.	70	180
Hoover Group, Inc.	—	2,375

	Commitments and Contingencies
	(dollars in thousands)
	September 30, 2019	December 31, 2018

Hunter Defense Technologies, Inc.	$2,105	$—
HW Temps LLC	200	200
Implus Footcare, LLC	—	44
Independent Pet Partners Intermediate Holdings, LLC	9,357	22,244
Invincible Boat Company, LLC	1,080	—
Joerns Healthcare, LLC	—	—
KMC Acquisition, LLC	500	500
Laredo Energy VI, LP	250	—
LL Management, Inc.	1,182	—
Mac Lean-Fogg Company	313	—
Market Force Information, Inc.	9	350
Meisler Operating, LLC	400	400
Mystic Logistics Holdings, LLC	200	200
New Era Technology, Inc.	—	479
NexRev, LLC	1,000	1,000
NuStep, LLC	300	300
PaySimple, Inc.	1,017	—
SI East , LLC	2,500	2,500
Tedder Acquisition, LLC	260	180
Trantech Radiator Topco, LLC	400	—
Volusion LLC	—	1,961
Wireless Vision Holdings, LLC	—	693
Unfunded Capital Commitments
Brightwood Capital Fund III, LP	1,260	1,000
Brightwood Capital Fund IV, LP	1,000	8,000
Copper Trail Energy Fund I LP	3,416	1,754
Freeport Financial Funds	1,945	3,942
Total	$37,832	$62,537

Recent Developments and Subsequent Events

No recent developments or subsequent events to report.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, in particular changes in interest rates. Changes in interest rates may affect our interest income from portfolio investments, the fair value of our fixed income investments, and our cost of funding.

Our interest income will be affected by changes in various interest rates, including LIBOR and prime rates, to the extent any of our debt investments include floating interest rates. We generally invest in floating rate debt instruments, meaning that the interest rate payable on such instrument resets periodically based upon changes in a specified interest rate index, typically the one-month or three-month LIBOR. As of September 30, 2019, approximately 89.3% of our LMM, Private Loan, and Middle Market portfolio debt investments (based on cost) contained floating interest rates. As of September 30, 2019, the one-month LIBOR was approximately 2.02% and the three-month LIBOR was approximately 2.09%. Many of our investments provide that the specified interest rate index on such instruments will never fall below a level, or floor, generally between 100 and 150 basis points regardless of the level of the specified index rate, which minimizes the negative impact to our interest income that would result from a decline in index rates.

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

The following table shows the approximate annualized increase or decrease (dollars in thousands) in the components of net investment income due to hypothetical interest rate index changes, assuming no changes in our investments and borrowings as of September 30, 2019.

Change in interest rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 200 basis points	$(8,378)	$(9,160)	782
Down 100 basis points	(7,932)	(4,580)	(3,352)
Down 50 basis points	(4,026)	(2,290)	(1,736)
Up 50 basis points	4,133	2,290	1,843
Up 100 basis points	8,266	4,580	3,686
Up 200 basis points	16,531	9,160	7,371

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

If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. As of September 30, 2019, we had not entered into any interest rate hedging arrangements.

Item 4.    Controls and Procedures.

In accordance with the Exchange Act, Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2019 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act), during the three months ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Repurchases of our common stock pursuant to our tender offer are as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)

July 1, 2019 through July 31, 2019	—	$—	—	—
August 1, 2019 through August 31, 2019	—	—	—	—
September 1, 2019 through September 30, 2019	804,778.33	7.93	804,778.33	—
Total	804,778.33		804,778.33	—

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

HMS INCOME FUND, INC.

Date:	November 13, 2019	By:	/s/ SHERRI W. SCHUGART
Sherri W. Schugart
Chairman and Chief Executive Officer

Date:	November 13, 2019	By:	/s/ DAVID M. COVINGTON
David M. Covington
Chief Financial Officer