Form 10-K
period 2019-12-31
HMS INCOME FUND, INC.
filed 2020-03-19
CIK 1535778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

As of March 18, 2020, there were 78,424,696 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Item 1A. Risk Factors” and elsewhere in this Form 10-K. Other factors that could cause actual results to differ materially include:

•	changes in economic and political conditions;

•	risks associated with possible disruption in our operations or the economy generally; and

•	future changes in laws or regulations and conditions in our operating areas.

You are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

Item 1.  Business

Organization

HMS Income Fund, Inc., collectively with its consolidated subsidiaries, the “Company,” was formed as a Maryland corporation on November 28, 2011 under the General Corporation Law of the State of Maryland. The Company is an externally managed, non-diversified closed-end management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company has elected to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

We previously registered for sale up to 150,000,000 shares of common stock pursuant to a registration statement on Form N-2 (File No. 333-178548) which was initially declared effective by the SEC on June 4, 2012 (the “Initial Offering”). The Initial Offering terminated on December 1, 2015. We raised approximately $601.2 million under the Initial Offering, including proceeds from the distribution reinvestment plan of approximately $22.0 million. We also registered for sale up to $1,500,000,000 worth of shares of common stock (the “Offering”) pursuant to a registration statement on Form N-2 that was initially declared effective on October 6, 2016 and most recently declared effective on May 1, 2017. With the approval of our board of directors, we closed the Offering to new investors effective September 30, 2017. We continue to operate the distribution reinvestment plan, pursuant to which stockholders may elect to have their cash distributions reinvested in additional shares of our common stock. Through December 31, 2019, we raised approximately $236.3 million in the Offering including proceeds from the distribution reinvestment plan of approximately $104.6 million.

We have five wholly owned subsidiaries. HMS Funding I LLC (“HMS Funding”), HMS Equity Holding, LLC (“HMS Equity Holding”) and HMS California Holdings GP LLC (“HMS California Holdings GP”) were each organized as Delaware limited liability companies, HMS Equity Holding II, Inc. (“HMS Equity Holding II”) was organized as a Delaware corporation and HMS California Holdings LP (“HMS California Holdings”) was organized as a Delaware limited partnership. HMS Funding was created pursuant to the Deutsche Bank Credit Facility (as defined below) in order to function as a “Structured Subsidiary,” which is permitted to incur debt outside of the TIAA Credit Facility (as defined below) since it is not a guarantor under the TIAA Credit Facility. HMS Equity Holding and HMS Equity Holding II, which have elected to be taxable entities, primarily hold equity investments in portfolio companies which are “pass through” entities for tax purposes.

The business of the Company is managed by HMS Adviser LP (the “Adviser”), a Texas limited partnership and wholly owned affiliate of Hines Interests Limited Partnership (“Hines”), under an Investment Advisory and Administrative Services Agreement dated May 31, 2012 (as amended, the “Investment Advisory Agreement”). Our Adviser oversees the management of our activities and is responsible for making investment decisions with respect to, and providing day-to-day management and administration of, our investment portfolio. The Company and the Adviser have retained MSC Adviser I, LLC (the “Sub-Adviser”), a wholly owned subsidiary of Main Street, as the Company’s investment sub-adviser pursuant to an Investment Sub-Advisory Agreement (the “Sub-Advisory Agreement”) to identify, evaluate, negotiate and structure prospective investments, make investment and portfolio management recommendations for approval by the Adviser, monitor the Company’s investment portfolio and provide certain ongoing administrative services to the Adviser. The Adviser and the Sub-Adviser are collectively referred to as the “Advisers,” and each is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Upon the execution of the Sub-Advisory Agreement, Main Street became an affiliate of the Company. The Company’s board of directors most recently reapproved the Investment Advisory Agreement and Sub-Advisory Agreement on May 23, 2019. The Company engaged Hines Securities, Inc. (the “Dealer Manager”), an affiliate of the Adviser, to serve as the Dealer Manager for its offerings, if any.

Employees

We do not have any direct employees, and our day-to-day investment operations are managed by our Adviser, which is also our administrator. Our executive officers consist of a chief executive officer, a president, a chief financial officer, a chief investment officer, a chief accounting officer and treasurer, and a chief compliance officer and secretary, all of whom are employees of Hines.

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

Overview of our Business

As of December 31, 2019, we had 37 debt investments in 34 Middle Market portfolio companies with an aggregate fair value of approximately $264.8 million and a total cost basis of approximately $296.8 million, and eight equity investments in seven Middle Market portfolio companies with an aggregate fair value of approximately $7.6 million and a total cost basis of approximately $13.9 million. As of December 31, 2019, 90.6% of our Middle Market debt investments were secured by first priority liens. Our Middle Market portfolio investments have an average investment size of $6.1 million and have a weighted average annual effective yield of approximately 8.5%. The Middle Market debt investments generally have floating interest rates at a London Interbank Offered Rate (“LIBOR”) plus a premium, subject to LIBOR floors, and have an average term of three to seven years.

As of December 31, 2019, we had 42 debt investments in 33 LMM portfolio companies with an aggregate fair value of approximately $129.6 million and a total cost basis of approximately $133.6 million, and 43 equity investments in 32 LMM portfolio companies with an aggregate fair value of approximately $95.6 million and a total cost basis of approximately $61.5 million. Our LMM debt investments generally have terms of five to seven years, with limited required amortization prior to maturity, and provide for monthly or quarterly payment of interest. We typically structure our LMM debt investments with the maximum seniority and collateral that we can reasonably obtain while seeking to achieve our total return target. In most cases, our LMM debt investment will be collateralized by a first or second priority lien on substantially all the assets of the portfolio company. As of December 31, 2019, our LMM debt investments had a weighted average annual effective yield of approximately 11.8%, and 99.4% of such investments were secured by first priority liens on the assets of the LMM portfolio companies. The LMM equity investments consist of equity ownership interests in the LMM portfolio companies and warrants to acquire equity interests in the LMM portfolio companies.

As of December 31, 2019, we had 52 debt investments in 47 Private Loan portfolio companies with an aggregate fair value of approximately $460.4 million and a cost basis of approximately $463.8 million, and 20 equity investments in 12 Private Loan portfolio companies with an aggregate fair value of approximately $20.7 million and a cost basis of approximately $17.4 million. The Private Loan debt investments had a weighted average annual effective yield of approximately 9.7%, and 93.8% of the Private Loan debt investments were secured by first priority liens.

As of December 31, 2019, we had eight Other Portfolio investments with an aggregate fair value of approximately $48.9 million and a cost basis of approximately $53.1 million, which comprised 4.8% of our investment portfolio at fair value.

The value of our investment portfolio will fluctuate with changes in market pricing of our underlying investments, and over the past two years, our portfolio has experienced net realized losses and net unrealized depreciation due to the underperformance of specific investments. In the case of realized losses, several investments requiring restructuring were tied to the oil and gas and retail sectors, which have been negatively impacted due to changes in market conditions. Although we have offset these items with net unrealized appreciation in our LMM equity investments during the same period, the net impact of the changes to our portfolio values, a declining interest rate environment and increasing operating expenses over this time frame have resulted in a decline in our NAV from $8.15 per share as of December 31, 2017 to $7.77 per share as of December 31, 2019.

We invest in customized direct secured and unsecured loans to and equity securities of LMM companies. In most cases, companies that issue customized LMM securities to us will be privately held at the time we invest in them. Typically, our investments in LMM companies require us to co-invest with Main Street and/or its affiliates. These types of co-investments required us to obtain an exemptive order from the SEC as discussed below. While the structure of our investments in customized LMM securities is likely to vary, we may invest in senior secured debt, senior unsecured debt, subordinated secured debt, subordinated unsecured debt, mezzanine debt, convertible debt, convertible preferred equity, preferred equity, common equity, warrants and other instruments, many of which generate current yields. We will make other investments as allowed by the 1940 Act and consistent with our continued qualification as a RIC. For a discussion of the risks inherent in our portfolio investments, see “Item 1A. Risk Factors — Risks Relating to our Business and Structure.”

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

Business Strategy

Our primary investment objective is to generate current income through debt and equity investments in LMM companies based in the United States and secured debt investments of Middle Market companies generally headquartered in the United States. A secondary objective is to generate long-term capital appreciation through equity and equity-related investments including warrants, convertible securities, and other rights to acquire equity securities. We have adopted the following business strategy to achieve our investment objective:

•
Utilize the experience and expertise of the principals of our Advisers. The investment professionals employed by our Sub-Adviser are also the investment professionals responsible for investing and managing Main Street’s securities portfolio. Main Street is a BDC whose shares are listed on the New York Stock Exchange. Main Street’s primary investment focus is providing customized debt and equity financing to LMM companies and debt capital to Middle Market companies that operate in diverse industry sectors. At December 31, 2019, Main Street had debt and equity investments with an aggregate fair value of approximately $2.6 billion in 185 portfolio companies. Our Adviser’s senior management team, through affiliates of Hines, has participated in the management of three publicly offered and non-traded real estate investment trusts and has extensive experience in evaluating and underwriting the credit of tenants, many of which are LMM companies, of its commercial real estate properties. The principals of our Adviser, including Sherri W. Schugart, the Chairman of our board of directors and our Chief Executive Officer, Janice E. Walker, our President, and David M. Covington, our Chief Financial Officer, have access to a broad network of relationships with financial sponsors, commercial and investment banks, LMM companies and leaders within a number of industries that we believe produce significant investment opportunities.

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

Deal Origination

Over the years, we believe the management team of Main Street, which controls our Sub-Adviser, and affiliates of Hines have developed and maintained a strong reputation as principal investors and an extensive network of relationships. Main Street sources investments of the type we expect to make on a day-to-day basis as part of operating a New York Stock Exchange-listed BDC. Main Street has business development professionals dedicated to sourcing investments through relationships with numerous loan syndication and trading desks, investment banks, private equity sponsors, business brokers, merger and acquisition advisors, finance companies, commercial banks, law firms and accountants. Moreover, through its over 62 years of experience in leasing commercial real estate on a global basis, Hines has developed relationships with a large number of Middle Market companies that are a potential source of Middle Market investment opportunities. Our Adviser also has continuous access to Main Street’s professional team due to its relationship with our Sub-Adviser.

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

Competition

Our primary competition in providing financing to Middle Market and LMM companies includes other BDCs, specialty finance companies, investment companies, opportunity funds, institutional investors, public and private buyout and other private equity funds, commercial and investment banks, commercial financing companies, and, to the extent they provide an alternative form of financing, hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical, and marketing resources than we do. For example, some competitors may have a lower cost of funds as well as access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or the source-of-income, asset diversification and distribution requirements we must satisfy to maintain our qualification as a RIC. We use the industry information of our investment professionals to assess investment risks and determine appropriate pricing for our investments in portfolio companies. In addition, we believe that our relationships enable us to discover, and compete effectively for, financing opportunities with attractive Middle Market and LMM companies in the industries in which we seek to invest. See “Item IA. Risk Factors — Risks Relating to Our Business and Structure — We may continue to face increasing competition for investment opportunities, which could delay deployment of our capital, reduce returns and result in losses.”

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

With the approval of our board of directors, we closed the Offering to new investors effective September 30, 2017. In the event we issue shares of our common stock to new investors, we will sell our shares of common stock at a price necessary to ensure that shares of common stock are not sold at a price per share, after deduction of selling commissions and any dealer manager fees, that is below our NAV per share as determined within 48 hours prior to the date of each closing. In the event of a material decline in our NAV per share which we deem to be non-temporary, and that results in a 2.5% or higher decrease of our NAV per share below our then-current net offering price, and subject to certain conditions, we will reduce our offering price accordingly.

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

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as that term is defined in the 1940 Act, immediately after each such issuance is at least equal to the percentage set forth in Section 61 of the 1940 Act that is applicable to us at such time. Prior to the enactment of the Small Business Credit Availability Act, or SBCAA, in March 2018, the asset coverage requirement applicable to BDCs was 200%. The SBCAA permits a BDC to be subject to an asset coverage requirement of 150% so long as it meets certain disclosure requirements and obtains certain approvals and, in the case of an unlisted BDC, makes an offer to repurchase the shares of its stockholders as of the date of the requisite approval. The reduced asset coverage requirement permits a BDC to have a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement. Effectiveness of the reduced asset coverage requirements to a BDC requires approval by either (1) a “required majority” (as defined in Section 57(o) of the 1940 Act) of such BDC’s board of directors with effectiveness one year after the date of such approval or (2) a majority of the votes cast at a special or annual meeting of such BDC’s stockholders at which a quorum is present, which is effective the day after such stockholder approval. We have not requested or obtained either such approval. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage, provided that any such borrowings in excess of 5% of the value of our total assets would be subject to the asset coverage ratio requirements of the 1940 Act, even if for temporary or emergency purposes. For a discussion of the risks associated with leverage, see “Item 1A. Risk Factors — Risks Related to BDCs — Regulations governing our operation as a BDC and RIC will affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth.” and “ — New legislation may permit us to incur additional leverage.”

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

Proxy Voting Records

You may obtain information, without charge, regarding how we voted proxies with respect to our portfolio securities by making a written request for proxy voting information to: HMS Income Fund, Inc., Attention: Jason P. Maxwell, Corporate Secretary, 2800 Post Oak Boulevard, Suite 5000, Houston, Texas 77056-6118, or by collect calling the Company at (888) 220-6121. Also, the SEC maintains a website at www.sec.gov that contains such information.

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

Taxation as a RIC

We have elected to be treated as a RIC under Subchapter M of the Code. As a RIC, we generally will not incur corporate-level U.S. federal income taxes on net ordinary income or capital gains that we timely distribute to our stockholders from our tax earnings and profits. To qualify as a RIC in any taxable year, we must, among other things, satisfy certain source-of-income and asset diversification requirements (as described below). In addition, in order to obtain RIC tax treatment, we must distribute dividends to our stockholders, in respect of each taxable year, of an amount generally at least equal to 90% of our “investment company taxable income,” which is generally our taxable net investment income plus the excess, if any, of realized net short-term capital gain over realized net long-term capital loss, determined without regard to any deduction for dividends paid (the “Annual Distribution Requirement”). Depending on the amount of taxable income we generate in a tax year, we may choose to spill-over taxable income in excess of current year distributions into the next tax year and incur a 4% nondeductible U.S federal excise tax on such taxable income. Any such spill-over taxable income must be distributed through a distribution declared prior to the later of eight-and-one-half months after the close of the taxable year in which such taxable income was generated or the extended due date for the timely filing of the tax return related to the tax year in which such taxable income was generated and paid to the shareholders in the 12-month period following the close of such taxable year and not later than the date of the first dividend payment of the same type of dividend made after such declaration. Even if we qualify as a RIC, we generally will be subject to corporate-level U.S. federal income tax on our undistributed taxable income and could be subject to U.S. federal, state, local and foreign income, excise, withholding or other taxes.

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

We will be subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income unless we distribute in a timely manner in respect of a calendar year dividends of an amount at least equal to the sum of (1) 98.0% of our ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gain net income (adjusted for certain ordinary losses) for the one-year period ending October 31 in that calendar year (or, if we so elect, for the calendar year) and (3) any net ordinary income and capital gain net income for preceding years that was not distributed with respect to such years and on which the Company incurred no U.S. federal income tax (the “Excise Tax Avoidance Requirement”). Distributions declared and paid by us in a taxable year will generally differ from taxable income for that taxable year as such distributions may include the distribution of current taxable year’s taxable income, exclude amounts carried over into the following taxable year, and include the distribution of prior taxable year taxable income carried over into and distributed in the current taxable year.

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

From time to time, the global capital markets may experience periods of disruption and instability, which could materially and adversely impact the broader financial and credit markets and reduce the availability to us of debt and equity capital. For example, between 2008 and 2009, instability in the global capital markets resulted in disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the repricing of credit risk in the broadly syndicated credit market and the failure of major domestic and international financial institutions. In particular, the financial services sector was negatively impacted by significant write-offs as the value of the assets held by financial firms declined, impairing their capital positions and abilities to lend and invest. We believe that such value declines were exacerbated by widespread forced liquidations as leveraged holders of financial assets, faced with declining prices, were compelled to sell to meet margin requirements and maintain compliance with applicable capital standards. Such forced liquidations also impaired or eliminated many investors and investment vehicles, leading to a decline in the supply of capital for investment and depressed pricing levels for many assets. Also, the United Kingdom held a referendum in which voters approved an exit from the European Union, and the full implications of the United Kingdom’s withdrawal from the European Union are unclear at present. In addition, U.S. government shutdowns, including the partial government shutdown that ended in January 2019, may cause disruptions or instability in capital markets, and the implications of policies that may be enacted from time to time on capital markets may not be clear at the time of proposal or enactment. Furthermore, uncertainty between the United States and other countries with respect to trade policies, treaties and tariffs, among other factors, have caused disruptions in the global markets, including markets in which we participate, and we cannot assure you that these market conditions will continue or worsen in the future. Terrorist acts, acts of war, natural disasters, or disease outbreaks, pandemics or other public health crises may cause periods of market instability and volatility and may disrupt the operations of us and our portfolio companies for extended periods of time. Such events or other similar events may cause significantly diminished overall confidence in the debt and equity markets, declines in the values of certain assets, economic uncertainty and reduced availability of debt and equity capital for the market as a whole and financial services firms in particular. There can be no assurance that adverse market conditions will not repeat themselves in the future.

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

Events outside of our control, including public health crises, may negatively affect our portfolio companies and the results of our operations.

Periods of market volatility may continue to occur in response to pandemics or other events outside of our control. These types of events could adversely affect our and our portfolio companies' operating results. For example, in December 2019, a novel strain of coronavirus surfaced in China and has since spread to other countries, including the United States, which has resulted in restrictions on travel and the temporary closure of many corporate offices, retail stores, and manufacturing facilities and factories across China and the wider global community. As the potential impact of the coronavirus is difficult to predict, the extent to which the coronavirus and/or other health pandemics may negatively affect our and our portfolio companies' operating results, or the duration of any potential business or supply-chain disruption, is uncertain. Any potential impact to our results will depend to a large extent on future developments and new information that may emerge regarding the duration and severity of the coronavirus and the actions taken by authorities and other entities to contain the coronavirus or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our and our portfolio companies' operating results.

The amount of our distributions to our stockholders is uncertain. Portions of the distributions that we pay may represent a return of capital to our stockholders for U.S. federal income tax purposes which will lower the tax basis in their shares and reduce the amount of funds we have for investment in targeted assets. We may not be able to pay distributions to our stockholders, and our distributions may not grow over time.

Any distributions we make to our stockholders will be paid out of assets legally available for distribution. We may fund our cash distributions from any sources of funds legally available. We cannot assure our stockholders that we will achieve investment results that will allow us to make a targeted level of distributions or year-to-year increases in distributions. Our ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described in this Form 10-K. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC can limit our ability to pay distributions. All distributions will be paid at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our ability to be subject to tax as a RIC, compliance with applicable BDC regulations and such other factors as our board of directors may deem relevant from time to time. We cannot assure our stockholders that we will pay distributions to our stockholders in the future.

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

Retail loan funds, collateralized loan obligations (a type of leveraged investment vehicle holding corporate loans), hedge funds and other highly leveraged investment vehicles comprise a substantial portion of the market for purchasing and holding first and second lien secured loans. During periods when the secondary market pricing of the loans underlying these portfolios deteriorates, we believe that many investors, as a result of their generally high degrees of leverage, have in the past been, and may in the future be, forced to raise cash by selling interests in performing loans in order to satisfy margin or similar requirements imposed by their lenders. We believe this has and may result in a forced deleveraging cycle of price declines, compulsory sales and further price declines, with widespread redemption requests and other constraints generating further selling pressure. This pervasive forced selling could result in price declines in our portfolio and negatively impact our NAV. In addition to the deterioration of the secondary market pricing, we may experience compressed spreads between the rates at which we can borrow and the rates at which we can lend.
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

Our board of directors has the authority to modify or waive our current operating policies, investment criteria and investment strategies without prior notice and without stockholder approval if it determines that doing so will be in the best interests of stockholders. We cannot predict the effect any changes to our current operating policies, investment criteria and investment strategies would have on our business, NAV, operating results and value of our stock. However, the effects might be adverse, which could negatively impact our ability to pay distributions and cause our stockholders to lose all or part of their investment. Moreover, we have significant flexibility in investing any net stock offering proceeds and may use any net stock offering proceeds in ways with which investors may not agree or for purposes other than those contemplated at the time of such offering.

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

Additionally, any changes to the laws and regulations governing our operations relating to permitted investments may cause us to alter our investment strategy to avail ourselves of new or different opportunities, or increase our leverage. Such changes could result in material differences to the strategies and plans set forth in this Form 10-K and may result in our investment focus shifting from the areas of expertise of our Advisers to other types of investments in which our Advisers may have less expertise or little or no experience. Thus, any such changes, if they occur, and uncertainty regarding the status of current laws and regulations could have a material adverse effect on our business, financial condition and results of operations and the value of investments in us.

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

Our primary focus in making investments may differ from that of many of the investment funds, accounts or other investment vehicles that are or have been managed by our Advisers. We cannot assure stockholders that we will replicate the historical results achieved by other investment funds managed by our Advisers, and our investment returns could be substantially lower than the returns achieved in prior periods. Additionally, all or a portion of the prior results may have been achieved in particular market conditions which may never be repeated. Moreover, current or future market volatility and regulatory uncertainty may have an adverse impact on our future performance.

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

Our Advisers and their respective affiliates, including our officers and certain of our directors, may have conflicts of interest as a result of compensation arrangements, time constraints and competition for investments, which they will attempt to resolve in a fair and equitable manner, but which may result in actions that are not in the best interests of our stockholders. Our Advisers and their affiliates receive substantial fees from us in return for their services, and these fees could influence the advice provided to us. Among other matters, the compensation arrangements could affect their judgment with respect to public offerings of equity by us, which allow our Advisers to earn increased management fees.

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

We expect to continue to utilize leverage to fund new investments. As such, we may need to access the capital markets to refinance existing debt obligations to the extent maturing obligations are not repaid with cash flows from operations. In order to maintain RIC tax treatment we must distribute dividends to our stockholders each tax year on a timely basis generally of an amount at least equal to 90% of the sum of our net taxable ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, or investment company taxable income, determined without regard to any deduction for dividends paid, and the amounts of such distributions will therefore not be available to fund investment originations or to repay maturing debt. We may issue “senior securities,” including borrowing money from banks or other financial institutions, only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% (or 150% upon receipt of certain approvals and an offer by us to repurchase shares, subject to certain disclosure requirements) after such incurrence or issuance. Our ability to issue different types of securities is also limited. Compliance with these requirements may unfavorably limit our investment opportunities and reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend.

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

We may be permitted to incur additional leverage.

Business development companies are generally able to issue senior securities such that their asset coverage, as defined in the 1940 Act, equals at least 200% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. The Small Business Credit Availability Act (“SBCAA”) was enacted into law in March 2018 and, among other things, amended Section 61(a) of the 1940 Act to add a new Section 61(a)(2) that reduces the asset coverage requirement applicable to BDCs from 200% to 150% so long as the BDC meets certain disclosure requirements, obtains certain approvals and, in the case of unlisted BDCs, makes an offer to repurchase shares held by its stockholders as of the date of the requisite approval. The reduced asset coverage requirement permits a BDC to have a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement. Effectiveness of the reduced asset coverage requirement to a BDC requires approval by either (1) a “required majority,” as defined in Section 57(o) of the 1940 Act, of such BDC’s board of directors with effectiveness one year after the date of such approval or (2) a majority of votes cast at a special or annual meeting of such BDC’s stockholders at which a quorum is present, which is effective the date after such stockholder approval. We have not requested or obtained either such approval. If we were to request and receive either the requisite stockholder or board approval, comply with the applicable disclosure requirements, and make an offer to repurchase shares held by our stockholders on the date of the requisite approval, we would be able to incur additional indebtedness, which may increase our risks related to leverage. In addition, our management fee is based on our average adjusted gross assets, which includes leverage and, as a result, if we were to incur additional leverage, management fees paid to the Advisers would increase.

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

The net proceeds from any sale of shares of common stock will be used for our investment opportunities, operating expenses, working capital requirements, including distributions payable, and for payment of various fees and expenses such as management fees, incentive fees and other fees. Any working capital reserves we maintain may not be sufficient for investment purposes, and we may require debt or equity financing to operate. Accordingly, in the event that we develop a need for additional capital in the future for investments or for any other reason, these sources of funding may not be available to us. Consequently, if we cannot obtain debt or equity financing on acceptable terms, our ability to acquire investments and to expand our operations will be adversely affected. As a result, we would be less able to achieve portfolio diversification and our investment objective, which may negatively impact our results of operations and reduce our ability to pay distributions to our stockholders.

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

We are subject to risks associated with the discontinuation of LIBOR.

In July 2017, the head of the United Kingdom Financial Conduct Authority announced the phase out of the use of LIBOR by the end of 2021. To identify a successor rate for U.S. dollar LIBOR, the Alternative Reference Rates Committee, or ARRC, a U.S. based group convened by the Federal Reserve Board and the Federal Reserve Bank of New York, was formed. Similarly, financial regulators in the UK, the European Union, Japan, and Switzerland formed working groups with the aim of recommending alternatives to LIBOR denominated in their local currencies. The ARRC is comprised of a diverse set of private-sector entities and a wide array of official-sector entities, banking regulators, and other financial sector regulators. The ARRC has identified the Secured Overnight Financing Rate, or SOFR, as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, it is unclear if other benchmarks may emerge or if other rates will be adopted outside of the U.S.

The expected discontinuation of LIBOR could have a significant impact on our business. The dollar amount of our outstanding debt investments and borrowings that are linked to LIBOR with maturity dates after the anticipated discontinuation date of 2021 is material. We anticipate significant operational challenges for the transition away from LIBOR including, but not limited to, amending existing loan agreements with borrowers on investments that may have not been modified with fallback language and adding effective fallback language to new agreements in the event that LIBOR is discontinued before maturity. Beyond these challenges, we anticipate there may be additional risks to our current processes and information systems that will need to be identified and evaluated by us. Due to the uncertainty of the replacement for LIBOR, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market value for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us and could have a material adverse effect on our business, financial condition and results of operations.

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

We may make investments in portfolio companies that are concentrated in certain geographic regions of the country. As a result, our investments in those portfolio companies will be subject to the risks of those geographic regions. These risks may include the risks associated with the economics and growth prospects of those geographic regions. An economic downturn or a negative change in growth prospects for those geographic regions could result in an inability of those portfolio companies to meet their obligations to us pursuant to our debt investments in them, or a decrease in the intrinsic value of our equity investments in them. In either instance, as a result of our exposure to the risks associated with those geographic regions, our expected earnings from these portfolio companies may be less than expected and as a result, an investment in us may be adversely affected.

Because certain of our portfolio companies are not located in the United States, we and our investments are subject to risks associated with non-U.S. investing.

As of December 31, 2019, 2.6% of our total portfolio (since the Other Portfolio investments do not represent a single geographic region, this information excludes the Other Portfolio investments) was comprised of investments in non-U.S. companies, all of which were denominated in U.S. dollars. Securities issued by non-U.S. companies are not “qualifying assets” under the 1940 Act, and we may invest in non-U.S. companies, including emerging market companies, to the limited extent we are able to do so under the 1940 Act. We intend to invest in such non-U.S. companies in accordance with our investment strategy and, accordingly, such investments would complement and broaden our portfolio. Investing in securities of emerging market companies involves many risks including economic, social, political, financial, tax and security conditions in the emerging market, potential inflationary economic environments, regulation by foreign governments, different accounting standards and political uncertainties. Economic, social, political, financial, tax and security conditions also could negatively affect the value of emerging market companies. These factors could include changes in the emerging market government’s economic and fiscal policies, the possible imposition of, or changes in, currency exchange laws or other laws or restrictions applicable to the emerging market companies or investments in their securities and the possibility of fluctuations in the rate of exchange between currencies.

Risks Relating to Debt Financing

 We may have limited ability to fund new investments if we are unable to expand, extend or refinance our TIAA Credit Facility or the Deutsche Bank Credit Facility (combined, the “Credit Facilities”).

On March 6, 2017, we entered into an amended and restated senior secured revolving credit agreement, (the “TIAA Credit Facility”) with TIAA, FSB (formerly known as EverBank Commercial Finance, Inc. prior to June 18, 2018) (“TIAA Bank”), as administrative agent and with TIAA Bank and other financial institutions as lenders. As of December 31, 2019, the TIAA Credit Facility featured aggregate revolver commitments of $120.0 million, with an accordion provision allowing increases in aggregate commitments, not to exceed $150.0 million, with lender consent. The revolver commitments were to terminate on March 6, 2020, and all outstanding advances were payable on March 6, 2021, with two one-year extension options available for both such dates, subject to lender consent. On March 5, 2020, the TIAA Credit Facility was amended to, among other things, (i) extend the termination date of the revolver commitments to March 6, 2022 and the final maturity date of the facility to March 6, 2023, both such dates subject to two one-year extension options, with administrative agent and lender approval and (ii) increase the revolver commitments to $130.0 million.

On May 18, 2015, HMS Funding entered into an amended and restated credit agreement (the “Deutsche Bank Credit Facility”) among HMS Funding, as borrower, the Company, as equityholder and servicer, Deutsche Bank AG, New York Branch (“Deutsche Bank”), as administrative agent, the financial institutions party thereto as lenders (together with Deutsche Bank, the “HMS Funding Lenders”) and U.S. Bank National Association, as collateral agent and collateral custodian. Borrowings under the Deutsche Bank Credit Facility are subject to certain limitations, including limitations with respect to HMS Funding’s investments, as more fully described in the Deutsche Bank Credit Facility. As of December 31, 2019, the Deutsche Bank Credit Facility features aggregate revolver commitments of $450.0 million, with an accordion provision allowing increases in aggregate commitments, not to exceed $550.0 million, with lender consent. The revolver commitments terminate on November 20, 2020, and all outstanding advances are payable on November 20, 2022, with a one-year extension option available for both such dates, subject to lender consent.

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

•
maintaining a minimum consolidated tangible net worth, excluding Structured Subsidiaries (as defined in the documents governing the TIAA Credit Facility), of the greater of (a) the aggregate amount of the revolver commitments or (b) $50.0 million.

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

Borrowings, also known as leverage, magnify the potential for gain or loss on invested equity capital. As we use leverage to partially finance our investments, our stockholders experience increased risks associated with investing in our securities. We may borrow from banks and other lenders, including under the Credit Facilities, and may issue debt securities or enter into other types of borrowing arrangements in the future. If the value of our assets decreases, leveraging would cause NAV per share to decline more sharply than it otherwise would have had we not leveraged and such a decline could affect our ability to make distributions. Similarly, any decrease in our income would cause our net investment income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make distributions to our stockholders. Leverage is generally considered a speculative investment technique.

The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below. The calculation assumes (i) we borrow funds equal to 40% of our total assets, (ii) the resulting average total assets are approximately $1.1 billion during the twelve-month period commencing January 1, 2020 and (iii) a weighted average cost of funds of 4.48%. In order to compute the “Corresponding return to stockholders,” the “Assumed Return on Our Portfolio (net of expenses)” is multiplied by the assumed total assets to obtain an assumed return to us. From this amount, the interest expense is calculated by multiplying the assumed weighted average cost of funds times the assumed debt outstanding, and the product is subtracted from the assumed return to us in order to determine the return available to stockholders. The return available to stockholders is then divided by our stockholders’ equity to determine the “Corresponding return to stockholders.” Actual interest payments may be different.

Assumed Return on Our Portfolio (net of expenses)	(10)%	(5)%	0%	5%	10%
Corresponding return to stockholders	(19.79)%	(11.41)%	(3.03)%	5.35%	13.73%

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

Risks Relating to Our Common Stock

Our shares of common stock are not listed on an exchange or quoted through a quotation system, and may not be listed in the foreseeable future, if ever, and we are not obligated to effectuate a liquidity event by a specified date. Therefore, our stockholders will have limited liquidity and may not receive a full return of their invested capital if they sell their shares of common stock.

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

In making a decision to apply for listing of our shares of common stock, our directors will try to determine whether listing our shares of common stock or liquidating our assets will result in greater value for our stockholders. In making a determination of what type of liquidity event is in our best interests, our board of directors, including our independent directors, will likely consider a variety of criteria, including market conditions, portfolio diversification, portfolio performance, our financial condition, potential access to capital as a listed company, market conditions for the sale of our assets or listing of our common stock, internal management requirements to become a perpetual life company and the potential for stockholder liquidity. If our shares of common stock are listed, stockholders cannot be assured a public trading market will develop. Since a portion of the offering price from any sale of common stock will be used to pay expenses and fees, the full offering price paid by stockholders will not be invested in portfolio companies. As a result, even if we do complete a liquidity event, stockholders may not receive a return of all of their invested capital.

Stockholders should also be aware that shares of publicly traded closed-end investment companies, including BDCs, frequently trade at a discount to their NAV. If our shares of common stock are eventually listed on a national exchange, we would not be able to predict whether our common stock would trade above, at or below NAV per share. This risk is separate and distinct from the risk that our NAV per share may decline.

Our share repurchase program allows us to repurchase our stockholders’ shares on a quarterly basis, subject to certain restrictions and limitations. As a result, our stockholders will have limited opportunities to sell their shares and, to the extent they are able to sell their shares under the program, our stockholders may not be able to recover the amount of their investment in our shares.

We have a share repurchase program that currently allows us to repurchase during any calendar quarter shares of common stock in an amount equal to the lesser of (i) the number of shares we can repurchase with the proceeds we received from the issuance of shares of our common stock under our distribution reinvestment plan during the prior calendar quarter or (ii) 2.5% of the weighted average number of shares of common stock outstanding in the prior four calendar quarters. This program allows stockholders to sell back their shares of common stock to us on a quarterly basis at a price equal to the NAV per share, as determined within 48 hours of the repurchase date. The share repurchase program includes numerous restrictions that limit the ability to sell shares. At the discretion of our board of directors, we may also use cash on hand, cash available from borrowings and cash from the sale of our investments as of the end of the applicable period to repurchase shares. To the extent that the number of shares put to us for repurchase exceeds the number of shares that we are able to purchase, we will repurchase shares on a pro rata basis, subject to limited exceptions, not on a first-come, first-served basis. Further, we will have no obligation to repurchase shares if the repurchase would violate the restrictions on distributions under federal law or Maryland law, which prohibit distributions that would cause a corporation to fail to meet statutory tests of solvency. These limits may prevent us from accommodating all repurchase requests made in any year. In addition, our board of directors may suspend or terminate the share repurchase program and therefore should not be relied upon as a method to sell shares promptly and at a desired price.

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

Delays in investing net proceeds from any stock offerings may impair our performance. We cannot assure stockholders that we will be able to identify any investments that meet our investment objective or that any investment that we make will produce a positive return. We may be unable to invest net proceeds from any stock offerings on acceptable terms within the time period that we anticipate or at all, which could harm our financial condition and operating results.

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

Our common stockholders’ interest in us will be diluted if we issue additional shares, which could reduce the overall value of their investment.

Our investors do not have preemptive rights to any shares we issue in the future. Our Charter authorizes us to issue 450,000,000 shares of common stock. Pursuant to our Charter, a majority of our entire board of directors may amend our Charter from time to time to increase or decrease the aggregate number of authorized shares of stock or the number of authorized shares of stock of any class or series without stockholder approval. Our board of directors may elect to sell additional shares in this or future public offerings or issue equity interests in private offerings. To the extent we issue additional equity interests, our stockholders’ percentage ownership interest in us will be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our investments, stockholders may also experience dilution in the book value and fair value of their shares of common stock.

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

Stockholders may have current tax liability on distributions they elect to reinvest in our common stock but would not receive cash from such distributions to pay such tax liability.

If stockholders participate in our distribution reinvestment plan, they will be deemed to have received, and for federal income tax purposes will be taxed on, the amount reinvested in our common stock to the extent the amount reinvested was not a tax-free return of capital. As a result, unless a stockholder is a tax-exempt entity, it may have to use funds from other sources to pay its tax liability on the value of our common stock received from the distribution.

If we do not qualify as a “publicly offered regulated investment company,” as defined in the Code, stockholders will be taxed as though they received a distribution of some of our expenses.

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

Legislative or regulatory tax changes could adversely affect our stockholders.

At any time, the federal income tax laws governing RICs or the administrative interpretations of those laws or regulations may be amended. Any of those new laws, regulations or interpretations may take effect retroactively and could adversely affect the taxation of us or our stockholders. Therefore, changes in tax laws, regulations or administrative interpretations or any amendments thereto could diminish the value of an investment in our shares or the value or the resale potential of our investments. If we do not comply with applicable laws and regulations, we could lose any licenses that we then hold for the conduct of our business and may be subject to civil fines and criminal penalties.

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

Set forth below is a chart describing the classes of our securities outstanding as of March 18, 2020:

(1)	(2)	(3)	(4)
Title of Class	Amount Authorized	Amount Held by Us or for Our Account	Amount Outstanding Exclusive of Amount Under Column (3)
Common Stock, par value $0.001 per share	450,000,000	—	78,424,696

As of March 18, 2020, we had 14,427 record holders of our common stock.

Use of Proceeds from Registered Securities

The Registration Statement under which we registered the Offering was most recently declared effective by the SEC on May 1, 2017. With the approval of our board of directors, we closed the Offering to new investors effective September 30, 2017. We raised gross proceeds of approximately $236.3 million in the Offering including proceeds from the distribution reinvestment plan of approximately $104.6 million through December 31, 2019.

Issuer Purchases of Equity Securities

The following table lists shares we repurchased under our share repurchase program during the period covered by this Form 10-K.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)
January 1 through January 31, 2019	—	$—	—	—
February 1 through February 28, 2019	—	—	—	—
March 1 through March 31, 2019	820,174	7.99	820,174	—
April 1 through April 30, 2019	—	—	—	—
May 1 through May 31, 2019	803,240	7.98	803,240	—
June 1 through June 30, 2019	—	—	—	—
July 1 through July 31, 2019	—	—	—	—
August 1 through August 31, 2019	—	—	—	—
September 1 through September 30, 2019	804,778	7.93	804,778	—
October 1 through October 31, 2019	—	—	—	—
November 1 through November 30, 2019	797,226	7.86	797,226	—
December 1 through December 31, 2019	—	—	—	—
Total	3,225,418		3,225,418

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

Item 6. Selected Financial Data

The selected financial and other data below as of December 31, 2019, 2018, 2017, 2016 and 2015 and for the years then ended have been derived from financial statements that have been audited by Grant Thornton LLP, an independent registered public accounting firm. The data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes included elsewhere in this Form 10-K.

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(dollars in thousands)
Statement of operations data:
Investment income:
Non-Control/Non-Affiliate investments	$92,469	$95,100	$92,971	$80,920	$62,801
Affiliate investments	12,683	11,841	6,934	3,968	1,204
Control investments	6,652	4,477	1,763	928	932
Total investment income	111,804	111,418	101,668	85,816	64,937
Expenses:
Interest expense	25,684	24,817	18,317	15,055	11,159
Base management and incentive fees	26,189	26,522	23,427	19,177	17,691
Internal administrative services expenses	3,088	2,688	3,014	2,315	2,037
Offering costs	376	407	1,861	901	—
Professional fees	1,112	864	645	1,056	606
Insurance	312	191	191	191	192
Other general and administrative	2,245	2,044	1,518	1,440	1,280
Expenses before fee and expense waivers	59,006	57,533	48,973	40,135	32,965
Waiver of incentive fees	—	(3,333)	(1,642)	(26)	(2,150)
Waiver of internal administrative services expenses	(3,088)	(2,688)	(3,014)	(2,315)	(2,037)
Total expenses, net of fee and expense waivers	55,918	51,512	44,317	37,794	28,778
Net investment income before taxes	55,886	59,906	57,351	48,022	36,159
Income tax expense (benefit), including excise tax	820	1,019	624	336	127
Net investment income	55,066	58,887	56,727	47,686	36,032
Total realized gain (loss) on investments	(18,402)	(18,247)	(2,371)	(19,308)	(5,056)
Net realized income	36,664	40,640	54,356	28,378	30,976
Total net change in unrealized appreciation (depreciation) on investments	2,963	(362)	(1,730)	38,206	(37,956)
Net increase (decrease) in net assets resulting from operations	$39,627	$40,278	$52,626	$66,584	$(6,980)
Net investment income per share – basic and diluted	$0.70	$0.74	$0.73	$0.70	$0.75
Net realized income per share – basic and diluted	$0.47	$0.51	$0.70	$0.41	$0.63
Net increase (decrease) in net assets from operations per share – basic and diluted	$0.51	$0.51	$0.68	$0.97	$(0.14)
Weighted average shares outstanding – basic and diluted	78,757,732	79,250,498	77,718,813	68,029,977	48,838,114

	As of December 31,
	2019	2018	2017	2016	2015
	(dollars in thousands)
Balance sheet data:
Assets:
Total portfolio investments at fair value	$1,027,597	$1,106,568	$1,049,439	$989,247	$852,988
Cash and cash equivalents	21,846	21,757	45,791	23,719	24,001
Interest receivable	8,749	9,292	8,638	7,204	7,927
Receivable for securities sold	—	918	4,959	7,610	1,995
Prepaid and other assets	4,403	4,038	4,072	1,268	511
Deferred offering costs (net of accumulated amortization)	—	—	—	680	1,107
Deferred financing costs (net of accumulated amortization)	3,516	4,857	6,163	3,840	4,883
Total assets	$1,066,111	$1,147,430	$1,119,062	$1,033,568	$893,412
Liabilities and net assets:
Accounts payable and other liabilities	$1,684	$2,456	$1,459	$1,164	$610
Payable for unsettled trades	—	—	—	932	—
Stockholders distributions payable	4,669	4,676	4,772	4,354	3,717
Base management fees payable	5,388	5,854	5,682	5,054	4,521
Due to affiliates	44	57	59	184	1,202
Directors’ fees payable	21	21	17	12	14
Payable for securities purchased	—	—	29,284	11,035	11,696
Credit facilities payable	445,000	509,000	430,000	413,000	380,000
Total liabilities	456,806	522,064	471,273	435,735	401,760
Total net assets	609,305	625,366	647,789	597,833	491,652
Total liabilities and net assets	$1,066,111	$1,147,430	$1,119,062	$1,033,568	$893,412

Other data:
Weighted average effective yield on LMM debt (1)	11.8%	12.3%	12.2%	12.4%	11.0%
Number of LMM debt investments	42	37	28	29	19
Weighted average effective yield on Middle Market debt (1)	8.5%	9.8%	9.1%	8.8%	8.3%
Number of Middle Market debt investments	37	45	59	75	83
Weighted average effective yield on Private Loan debt (1)	9.7%	10.3%	9.1%	9.2%	8.5%
Number of Private Loan debt investments	52	50	38	29	20
Weighted average effective yield on total portfolio (1)	8.7%	9.5%	8.9%	8.9%	8.3%
Number of LMM equity investments	43	39	29	28	17
Number of Middle Market equity investments	8	6	4	5	—
Number of Private Loan equity investments (2)	20	17	11	9	5
Number of Other Portfolio investments	8	8	7	3	3
Expense ratios (as percentage of average net assets):
Total expenses	9.11%	8.17%	7.14%	7.12%	7.23%
Operating expenses excluding interest expense	4.99%	4.31%	4.23%	4.25%	4.44%

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

Our primary investment objective is to generate current income through debt and equity investments. A secondary objective is to generate long-term capital appreciation through equity and equity-related investments, including warrants, convertible securities and other rights to acquire equity securities. Our portfolio strategy is to invest primarily in illiquid debt and equity securities issued by LMM companies and Middle Market companies in private placements and negotiated transactions, which are traded in private over-the-counter markets for institutional investors. We will also invest in, and a significant portion of our assets are invested in, customized direct secured and unsecured loans to and equity securities of LMM companies, referred to as LMM securities. Typically, our investments in LMM companies require us to co-invest with Main Street and/or its affiliates. We categorize some of our investments in LMM companies and Middle Market companies as Private Loan portfolio investments. Private Loan investments, often referred to in the debt markets as “club deals,” are investments, generally in debt instruments, that we originate on a collaborative basis with other investment funds. Private Loan investments are typically similar in size, structure, terms and conditions to investments we hold in our LMM portfolio and Middle Market portfolio. Our portfolio also includes Other Portfolio investments, primarily consisting of investments managed by third parties, which differ from the typical profiles for our other types of investments.

As a BDC, we are subject to certain regulatory restrictions in making our investments, including limitations on our ability to co-invest with certain affiliates, including Main Street. However, we received exemptive relief from the SEC that permits us, subject to certain conditions, to co-invest with Main Street and/or its affiliates in certain transactions originated by Main Street and/or our Advisers. The exemptive relief permits us, and certain of our directly or indirectly wholly owned subsidiaries on one hand, and Main Street, and/or certain of its affiliates on the other hand, to co-invest in the same investment opportunities where such investment may otherwise be prohibited under Section 57(a)(4) of the 1940 Act. In addition, we may continue to co-invest with Main Street and/or its affiliates in syndicated deals and secondary loan market purchases in accordance with applicable regulatory guidance or interpretations where price is the only negotiated point.

As of December 31, 2019, we had investments in 37 Middle Market debt investments, 52 Private Loan debt investments, 42 LMM debt investments, 43 LMM equity investments, 20 Private Loan equity investments, eight Middle Market equity investments and eight Other Portfolio investments with an aggregate fair value of approximately $1,027.6 million, a cost basis of approximately $1,040.1 million, and a weighted average effective annual yield of approximately 8.7%. The weighted average annual yield was calculated using the effective interest rates for all investments at December 31, 2019, including accretion of original issue discount and amortization of premium to par value, the amortization of fees received in connection with transactions, and assumes zero yield for investments on non-accrual status. As of December 31, 2019, approximately 81.8% and 4.1% of our total portfolio investments (at fair value, excluding our Other Portfolio investments) were secured by first priority liens and second priority liens , respectively, on portfolio company assets with the remainder in unsecured debt investments and equity investments.

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

•
fees and expenses associated with independent audits and outside legal costs, including compliance with the Sarbanes-Oxley Act, the 1940 Act, and other applicable federal and state securities laws and regulations;

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

CRITICAL ACCOUNTING POLICIES

Basis of Presentation and Consolidation

Our consolidated financial statements have been prepared in accordance with the instructions to Form 10-K and accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of our wholly owned consolidated subsidiaries: HMS Funding, HMS Equity Holding, HMS Equity Holding II, HMS California Holdings and HMS California Holdings GP . All intercompany accounts and transactions have been eliminated in consolidation. Under Topic 946, Financial Services - Investment Companies of the Accounting Standards Codification, as amended (the “ASC”), of the Financial Accounting Standards Board (“FASB”), we are precluded from consolidating portfolio company investments, including those in which we have a controlling interest, unless the portfolio company is a wholly owned investment company. An exception to this general principle occurs if we own a controlled operating company whose purpose is to provide services to us such as an investment adviser or transfer agent. None of our investments qualify for this exception. Therefore, our portfolio company investments, including those in which we have a controlling interest, are carried on the Consolidated Balance Sheet at fair value with changes to fair value recognized as “Net Change in Unrealized Appreciation (Depreciation) on Investments” on the Consolidated Statements of Operations until the investment is realized, usually upon exit, resulting in any gain or loss on exit being recognized as a realized gain or loss. However, in the event that any controlled subsidiary exceeds the tests of significance set forth in Rules 3-09 or 4-08(g) of Regulation S-X, we will include required financial information for such subsidiary in the notes or as an attachment to our consolidated financial statements.

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

Our portfolio strategy is to invest primarily in illiquid debt and equity securities issued by private, LMM companies and debt securities issued by Middle Market companies that are generally larger in size than the LMM companies. We categorize some of our investments in LMM companies and Middle Market companies as Private Loan portfolio investments. Private Loan investments, often referred to in the debt markets as “club deals,” are investments, generally in debt instruments, that we originate on a collaborative basis with other investment funds or lenders. Private Loan investments are typically similar in size, structure, terms and conditions to the investments we hold in our LMM portfolio and Middle Market portfolio. Our portfolio also includes Other Portfolio investments, primarily consisting of investments managed by third parties, which differ from the typical profiles for our LMM portfolio investments, Middle Market portfolio investments or Private Loan portfolio investments. Our portfolio investments may be subject to restrictions on resale. See “Item 1A. Risk Factors — Risks Related to Our Investments — The lack of liquidity in our investments may adversely affect our business.”

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

For LMM portfolio investments, we generally review external events, including private mergers, sales and acquisitions involving comparable companies, and include these events in the valuation process by using an enterprise value waterfall (“Waterfall”) for our LMM equity investments and an income approach using a yield-to-maturity model (“Yield-to-Maturity”) for our LMM debt investments. For Middle Market portfolio investments, we use observable inputs such as quoted prices in the valuation process. We determine the appropriateness of the use of third-party broker quotes, if any, in determining fair value based on our understanding of the level of actual transactions used by the broker to develop the quote and whether the quote was an indicative price or binding offer, the depth and consistency of broker quotes and the correlation of changes in broker quotes with underlying performance of the portfolio company and other market indices. We often cannot observe the inputs considered by the third party in determining our quotes. For Middle Market and Private Loan portfolio investments in debt securities for which we have determined that third-party quotes or other independent pricing are not available or appropriate, we generally estimate the fair value based on the assumptions that we believe hypothetical market participants would use to value the investment in a current hypothetical sale using the Yield-to-Maturity valuation method. For our Other Portfolio equity investments, we generally calculate the fair value of the investment primarily (i) by taking into account information received from a third-party, independent valuation firm, or (ii) based on the NAV of the fund. All of the valuation approaches for our portfolio investments estimate the value of the investment as if we were to sell, or exit, the investment as of the measurement date.

Under the Waterfall valuation method, we estimate the enterprise value of a portfolio company using a combination of market and income approaches or other appropriate valuation methods, such as considering recent transactions in the equity securities of the portfolio company or third-party valuations of the portfolio company, and then perform a Waterfall calculation by using the enterprise value over the portfolio company’s securities in order of their preference relative to one another. The enterprise value is the fair value at which an enterprise could be sold in a transaction between two willing parties, rather than through a forced or liquidation sale. Typically, private companies are bought and sold based on multiples of earnings before interest, taxes, depreciation and amortization, cash flows, net income, revenues, or in limited cases, book value. There is no single methodology for estimating enterprise value. For any one portfolio company, enterprise value is generally described as a range of values from which a single estimate of enterprise value is derived. In estimating the enterprise value of a portfolio company, we analyze various factors including the portfolio company’s historical and projected financial results. The operating results of a portfolio company may include unaudited, projected, budgeted or pro forma financial information and may require adjustments for non-recurring items or to normalize the operating results that may require significant judgment in our determination. In addition, projecting future financial results requires significant judgment regarding future growth assumptions. In evaluating the operating results, we also analyze the impact of exposure to litigation, loss of customers or other contingencies. After determining the appropriate enterprise value, we allocate the enterprise value to investments in order of the legal priority of the various components of the portfolio company’s capital structure. In applying the Waterfall valuation method, we assume the loans are paid off at the principal amount in a change in control transaction and are not assumed by the buyer, which we believe is consistent with our past transaction history and standard industry practices.

Under the Yield-to-Maturity valuation method, we also use the income approach to determine the fair value of debt securities based on projections of the discounted future free cash flows that the debt security will likely generate, including analyzing the discounted cash flows of interest and principal amounts for the debt security, as set forth in the associated loan agreements, as well as the financial position and credit risk of the portfolio investments. We estimate the expected repayment date of our debt securities is generally the legal maturity date of the instrument, as we generally intend to hold our loans and debt securities to maturity. The Yield-to-Maturity analysis also considers changes in leverage levels, credit quality, portfolio company performance and other factors. We will generally use the value determined by the Yield-to-Maturity analysis as the fair value for that security. However, it is our position that assuming a borrower is outperforming underwriting expectations and because these respective investments do not generally contain pre-payment penalties, the borrower would most likely prepay or refinance the borrowing if the market interest rate, given the borrower’s credit quality, is lower than the stated loan interest rate. Therefore, we do not believe that a market participant would pay a premium for the investment, and because of our general intent to hold our loans to maturity, we generally do not believe that the fair value of the investment should be adjusted in excess of the face amount. A change in the assumptions that we use to estimate the fair value of our debt securities using the Yield-to-Maturity valuation method could have a material impact on the determination of fair value. If there is deterioration in credit quality or if a debt security is in workout status, we may consider other factors in determining the fair value of the debt security, including the value attributable to the debt security from the enterprise value of the portfolio company or the proceeds that would most likely be received in a liquidation analysis.

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

Pursuant to our internal valuation process and the requirements under the 1940 Act, we perform valuation procedures on our unquoted investments in LMM portfolio companies and certain Private Loan portfolio companies (the “Internally Valued Investments”) at least once a quarter. Among other things, we generally consult with a nationally recognized independent valuation firm on the Internally Valued Investments at least once in every calendar year, and for new Internally Valued Investments, at least once in the twelve-month period subsequent to the initial investment. In certain instances, we may determine that it is not cost-effective, and as a result is not in our stockholders’ best interest, to consult with the nationally recognized independent valuation firm on our investments in one or more of these Internally Valued Investments. Such instances include situations where the fair value of our investment is determined to be insignificant relative to the total investment portfolio. For the year ended December 31, 2019, we consulted with our independent valuation firm in arriving at our determination of fair value on our investments in 30 of the 33 LMM portfolio companies and in 36 of the 49 Private Loan portfolio companies. For the year ended December 31, 2018, we consulted with our independent valuation firm in arriving at our determination of fair value on our investments in 27 of the 30 LMM portfolio companies and in 23 of the 48 Private Loan portfolio companies.

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

Investment Income

Interest and dividend income are recorded on the accrual basis to the extent amounts are expected to be collected. Prepayment penalties received by us are recorded as income upon receipt. Dividend income is recorded when dividends are declared by the portfolio company or at the point an obligation exists for the portfolio company to make a distribution. Accrued interest and dividend income are evaluated quarterly for collectability. When a debt security becomes 90 days or more past due and we do not expect the debtor to be able to service all of its debt or other obligations, it will generally be placed on non-accrual status, and we will cease recognizing interest income on that debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. If there is reasonable doubt that we will receive any previously accrued interest, then the interest income will be written off. Additionally, if a debt security has deferred interest payment terms and we become aware of a deterioration in credit quality, we will evaluate the collectability of the deferred interest payment. If it is determined that the deferred interest is unlikely to be collected, we will place the security on non-accrual status and cease recognizing interest income on that debt security until the borrower has demonstrated the ability and intent to pay the contractual amounts due. Payments received on non-accrual investments may be recognized as income or applied to principal depending upon the collectability of the remaining principal and interest. If a debt security’s status significantly improves with respect to the debtor’s ability to service the debt or other obligations, or if a debt security is fully impaired, sold or written off, it will be removed from non-accrual status.

Interest income from investments in the “equity” class of security of collateralized loan obligation (“CLO”) funds (typically subordinated notes) is recorded based upon an estimation of an effective yield to expected maturity utilizing assumed cash flows in accordance with ASC 325-40, Beneficial Interests in Securitized Financial Assets. We monitor the expected cash inflows from our investment in a CLO, including the expected residual payments, and the effective yield is determined and updated periodically.

As of December 31, 2019, we had eight debt investments in five portfolio companies that were on non-accrual status, including seven debt investments in four portfolio companies which were more than 90 days past due. Each of the debt investments on non-accrual status were in default due to failure to pay required principal or interest payments when contractually due. Our Advisers are currently working with the borrowers to maximize recovery of the amounts borrowed. As of December 31, 2019, these eight investments on non-accrual status comprised approximately 1.5% of the total investment portfolio at fair value and 2.9% of the total investment portfolio at cost. Each of these portfolio companies experienced a significant decline in credit quality after we acquired our investments, raising doubt regarding our ability to collect the principal and interest contractually due. Given the credit deterioration, we ceased accruing interest income on the non-accrual debt investments and wrote off any previously accrued interest deemed uncollectable. There was no allowance recorded for the year ended December 31, 2019. As of December 31, 2019, we were not aware of any other material changes to the creditworthiness of the borrowers underlying our debt investments. For those investments in which S&P credit ratings are available, approximately 22.7% of the portfolio, the portfolio had a weighted average effective credit rating of B as of December 31, 2019.

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

From time to time, we may hold debt instruments in our investment portfolio that contain a PIK interest provision. If these borrowers elect to pay or are obligated to pay interest under the optional PIK provision, and, if deemed collectible in management’s judgment, then the interest would be computed at the contractual rate specified in the investment’s credit agreement, recorded as interest income and periodically added to the principal balance of the investment. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. We stop accruing PIK interest and write off any accrued and uncollected interest in arrears when we determine that such PIK interest in arrears is no longer collectible.

At December 31, 2019 and 2018, we held 26 and 24, respectively, investments that contained a PIK provision. As discussed above, five of the 26 investments with PIK provisions as of December 31, 2019 and four of the 24 investments with PIK provisions as of December 31, 2018 were on non-accrual status, and no PIK interest was recorded on these investments during the years ended December 31, 2019 and 2018. For the years ended December 31, 2019, 2018 and 2017, we recognized approximately $4.5 million,

$1.9 million and $1.3 million, respectively, of PIK interest. We stop accruing PIK interest and write off any accrued and uncollected interest in arrears when we determine that such PIK interest in arrears is no longer collectible.

We may periodically provide services, including structuring and advisory services, to our portfolio companies or other third parties. The income from such services is non-recurring. For services that are separately identifiable and evidence exists to substantiate fair value, income is recognized as earned, which is generally when the investment or other applicable transaction closes. For the years ended December 31, 2019, 2018 and 2017, we recognized $1.1 million, $2.1 million and $2.4 million, respectively, of non-recurring fee income received from our portfolio companies or other third parties, which accounted for approximately 1.0%, 1.8% and 2.3%, respectively, of our total investment income during such periods. Fees received in connection with debt financing transactions for services that do not meet these criteria are treated as debt origination fees and are deferred and accreted into interest income over the life of the financing.

A presentation of the investment income we received from our investment portfolio in each of the periods presented (dollars in thousands) is as follows:

	Year Ended December 31,
	2019	2018	2017

Investment Income:
Interest Income	$100,543	$101,772	$95,680
Fee Income	1,148	2,059	2,374
Dividend Income	10,113	7,587	3,614
Total Investment Income	$111,804	$111,418	$101,668

Unearned Income – Original Issue Discount / Premium to Par Value

We generally purchase our debt investments for an amount different than their respective principal values. For purchases at less than par value, a discount is recorded at acquisition, which is accreted into interest income based on the effective interest method over the life of the debt investment. For purchases at greater than par value, a premium is recorded at acquisition, which is amortized as a reduction to interest income based on the effective interest method over the life of the investment. Upon repayment, any unamortized discount or premium is also recognized into interest income. For the years ended December 31, 2019, 2018 and 2017, we accreted a net of approximately $7.8 million, $9.8 million and $13.1 million, respectively, into interest income.

Net Realized Gains or (Losses) on Investments and Net Change in Unrealized Appreciation or (Depreciation) on Investments

Generally, net realized gains or (losses) are measured by the difference between the net proceeds from the sale of an investment and the amortized cost, without regard to unrealized appreciation or (depreciation) previously recognized, and includes investments written-off during the period net of recoveries and realized gains or (losses) from in-kind redemptions. Net change in unrealized appreciation or (depreciation) on investments reflects the net change in the fair value of the investment portfolio and the reclassification of any prior period unrealized appreciation (depreciation) on exited investments to realized gains or (losses).

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

PORTFOLIO INVESTMENT COMPOSITION

Our Middle Market portfolio investments primarily consist of direct or secondary purchases of interest-bearing debt securities in companies that are generally larger in size than the LMM companies included in our LMM portfolio. While our Middle Market debt investments are generally secured by a first priority lien, 8.5% of the fair value of our Middle Market portfolio is secured by second priority liens.

As of December 31, 2019, our LMM portfolio consists of debt investments secured by a first priority lien (57.2% of the total fair value of the LMM portfolio) on the assets of the portfolio companies and equity investments (42.4% of the total fair value of the LMM portfolio) in privately held LMM companies. The LMM debt investments generally mature between five and seven years from the original investment date. The LMM equity investments represent an equity position or the right to acquire an equity position through warrants.

As of December 31, 2019, our Private Loan portfolio primarily consists of debt investments secured by first and second priority liens (89.7% and 3.5% of the total fair value of the Private Loan portfolio, respectively) on the assets of the portfolio companies, unsecured debt investments (2.5% of the total fair value of the Private Loan portfolio) and equity investments (4.3% of the total fair value of the Private Loan portfolio) in 12 Private Loan companies. The Private Loan debt investments typically have stated terms between three and seven years from the original investment date. The Private Loan equity investments represent an equity position or the right to acquire an equity position through warrants.

Our Other Portfolio investments primarily consist of investments managed by third parties, which differ from the typical profiles for LMM, Middle Market and Private Loan portfolio investments. In the Other Portfolio investments, we may incur indirect fees and expenses in connection with investments managed by third parties, such as investments in other investment companies, private funds or CLOs.

During the year ended December 31, 2019, we funded investment purchases of approximately $282.0 million. We also received proceeds from sales and repayments of existing portfolio investments of approximately $357.3 million including $186.7 million in sales. We had no investments under contract to sell as of December 31, 2019. The combined result of these transactions decreased our portfolio, on a cost basis, by approximately $81.6 million, or 7.3%, and the number of portfolio investments increased by 8, or 4.0%, compared to the portfolio as of December 31, 2018. As of December 31, 2019, the largest investment in an individual portfolio company represented approximately 3.0% of our portfolio’s fair value with the remaining investments in any individual portfolio company ranging from 0.0% to 2.0%. The average single investment in our portfolio is approximately $4.9 million or 0.5% of the total portfolio. As a result of these transactions, our portfolio has become increasingly broadened across individual portfolio investments, geographic regions, and industries. Further, our total portfolio’s investment composition (excluding our Other Portfolio investments) at fair value is comprised of 81.8% first lien debt securities and 4.1% second lien debt securities, with the remainder in unsecured debt investments and equity investments. First lien debt securities have priority over subordinated debt owed by the issuer with respect to the collateral pledged as security for the loan. Due to the relative priority of payment of first lien investments, these generally have lower yields than lower priority, less secured investments.

During the year ended December 31, 2018, we funded investment purchases of approximately $585.0 million. We also received proceeds from sales and repayments of existing portfolio investments of approximately $494.7 million including $239.2 million in sales. Additionally, we had one investment under contract to sell as of December 31, 2018, for approximately $918,000, which represented the contract sales price. The combined result of these transactions increased our portfolio, on a cost basis, by approximately $57.4 million, or 5.4%, and the number of portfolio investments increased by 26, or 14.8%, compared to the portfolio as of December 31, 2017. As of December 31, 2018, the largest investment in an individual portfolio company represented approximately 2.4% of our portfolio’s fair value with the remaining investments in any individual portfolio company ranging from 0.0% to 2.2%. The average single investment in our portfolio as of December 31, 2018 was approximately $5.5 million or 0.5% of the total portfolio. Further, our total portfolio’s investment composition (excluding our Other Portfolio investments) at fair value as of December 31, 2018 was comprised of 80.3% first lien debt securities and 8.9% second lien debt securities, with the remainder in unsecured debt investments and equity investments.

The discussion of portfolio investments for the fiscal year ended December 31, 2017 can be found in our annual report on Form 10-K/A for the fiscal year ended December 31, 2018, located within Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As of December 31, 2019 and 2018, the weighted average portfolio asset quality rating of our LMM investments was approximately 2.4 and 2.5, respectively. See “Portfolio Asset Quality” below for a description of the system used to rate our investments. Lastly, from December 31, 2018 to December 31, 2019, the overall weighted average effective yield on our investment portfolio has decreased from 9.5% to 8.7%.

Summaries of the composition of our total investment portfolio at cost and fair value are shown in the following tables (this information excludes Other Portfolio investments):

	December 31, 2019				December 31, 2018
Cost:	LMM	Private Loan	Middle Market	Total	LMM	Private Loan	Middle Market	Total
First Lien Secured Debt	68.0%	90.4%	84.8%	84.3%	70.4%	87.3%	81.8%	82.0%
Second Lien Secured Debt	0.4	3.5	10.1	4.9	—	6.2	15.8	9.2
Unsecured Debt	0.1	2.5	0.6	1.4	—	2.6	0.2	1.1
Equity	30.9	3.5	4.5	9.2	28.9	3.7	2.2	7.5
Equity Warrants	0.6	0.1	—	0.2	0.7	0.2	—	0.2
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	December 31, 2019				December 31, 2018
Fair Value:	LMM	Private Loan	Middle Market	Total	LMM	Private Loan	Middle Market	Total
First Lien Secured Debt	57.2%	89.7%	88.1%	81.8%	62.1%	87.1%	82.9%	80.3%
Second Lien Secured Debt	0.3	3.5	8.5	4.1	—	6.3	15.6	8.9
Unsecured Debt	0.1	2.5	0.6	1.4	—	2.5	0.2	1.1
Equity	42.3	4.0	2.8	12.5	37.4	3.9	1.3	9.5
Equity Warrants	0.1	0.3	—	0.2	0.5	0.2	—	0.2
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

See Note 3 — Fair Value Hierarchy for Investments — Portfolio Investment Composition to the financial statements included elsewhere in this Form 10-K for summaries of the composition of our investments by geographic region and by industry.

Investment in HMS-ORIX SLF LLC (“HMS-ORIX”)

We previously co-invested in broadly-syndicated loans with ORIX Funds Corp. through our investment in HMS-ORIX, which was organized as a Delaware limited liability company. On November 20, 2018, HMS-ORIX closed on a $170.0 million credit facility with Citibank, N.A. (the “Refinanced HMS-ORIX Credit Facility”). The proceeds from the Refinanced HMS-ORIX Credit Facility were used to pay off the outstanding balance on its existing $100.0 million credit facility with Bank of America, N.A., which was subsequently terminated. The reinvestment period for the Refinanced HMS-ORIX Credit Facility was scheduled to expire on September 6, 2019 and the maturity date was nine months after expiration of the reinvestment period (unless terminated earlier pursuant to the terms of the Refinanced HMS-ORIX Credit Facility). Borrowings under the Refinanced HMS-ORIX Credit Facility bore interest at a rate equal to the three-month LIBOR plus 1.15%. As of December 31, 2018, $98.8 million was outstanding under this facility. Borrowings under the facility were secured by substantially all of the assets of HMS-ORIX.

On May 8, 2019, HMS-ORIX Holdings I, LLC, a wholly owned subsidiary of HMS-ORIX, which held all of the investments in broadly-syndicated loans held by HMS-ORIX, was merged (the “HMS-ORIX Holdings Merger”) into Mariner CLO 7, Ltd., an exempted company incorporated under the laws of Cayman Islands (“Mariner CLO”). Proceeds from the HMS-ORIX Holdings Merger were used to pay off the Refinanced HMS-ORIX Credit Facility. HMS-ORIX was fully liquidated on September 26, 2019.

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

HMS-ORIX
Loan Portfolio
As of December 31, 2018
(dollars in thousands)
Portfolio Company	Industry	Type of Investment	Principal	Cost	Fair Value

Ancestry.com Operations Inc.	Internet Software and Services	LIBOR (1 month) + 3.25%, Current Coupon 5.78%, Secured Debt (Maturity - October 19, 2023)	$1,293	$1,306	$1,240
Arch Coal, Inc.	Metals and Mining	LIBOR (1 month) + 2.75%, Current Coupon 5.27%, Secured Debt (Maturity - March 7, 2024)	1,965	1,972	1,916
Asurion, LLC	Insurance	LIBOR (1 month) + 3.00%, Current Coupon 5.52%, Secured Debt (Maturity - November 3, 2023)	1,261	1,261	1,212
		LIBOR (1 month) + 3.00%, Current Coupon 5.52%, Secured Debt (Maturity - November 4, 2024)	323	322	310
			1,584	1,583	1,522
Atkore International, Inc.	Electric Equipment, Instruments and Components	LIBOR (1 month) + 3.00%, Current Coupon 4.97%, Secured Debt (Maturity - December 22, 2023)	2,948	2,967	2,864
Barracuda Networks	Internet Software and Services	LIBOR (1 month) + 3.25%, Current Coupon 5.72%, Secured Debt (Maturity - February 12, 2025)	1,000	974	956
Bass Pro Group, LLC	Specialty Retail	LIBOR (3 months) + 4.25%, Current Coupon 6.55%, Secured Debt (Maturity - September 25, 2024)	1,975	1,929	1,898
Bausch Health Companies Inc.	Health Care Equipment and Supplies	LIBOR (1 month) + 3.00%, Current Coupon 5.38%, Secured Debt (Maturity - June 2, 2025)	1,402	1,408	1,342
BCP Renaissance Parent L.L.C.	Oil, Gas and Consumable Fuels	LIBOR (3 months) + 3.50%, Current Coupon 6.03%, Secured Debt (Maturity - October 31, 2024)	597	599	583
Boxer Parent Company, Inc.	Software	LIBOR (3 months) + 4.25%, Current Coupon 7.05%, Secured Debt (Maturity - October 2, 2025)	2,800	2,772	2,708
Boyd Gaming Corporation	Hotels, Restaurants and Leisure	LIBOR (1 week) + 2.25%, Current Coupon 4.66%, Secured Debt (Maturity - September 15, 2023)	1,250	1,208	1,208
Builders FirstSource, Inc.	Building Products	LIBOR (1 month) + 3.00%, Current Coupon 5.80%, Secured Debt (Maturity - February 29, 2024)	2,947	2,943	2,774
Caesars Resort Collection, LLC	Hotels, Restaurants and Leisure	LIBOR (1 month) + 2.75%, Current Coupon 5.27%, Secured Debt (Maturity - December 23, 2024)	1,247	1,210	1,201
Calpine Corporation	Independent Power and Renewable Electricity Provider	LIBOR (3 months) + 2.50%, Current Coupon 5.31%, Secured Debt (Maturity - January 15, 2023)	1,970	1,977	1,881
CareerBuilder	Internet Software and Services	LIBOR (3 months) + 6.75%, Current Coupon 9.14%, Secured Debt (Maturity - July 31, 2023)	1,500	1,500	1,493
CDS U.S. Intermediate Holdings, Inc.	Hotels, Restaurants and Leisure	LIBOR (1 month) + 3.75%, Current Coupon 6.27%, Secured Debt (Maturity - July 8, 2022)	973	974	914
CenturyLink, Inc.	Diversified Telecommunication Services	LIBOR (1 month) + 2.75%, Current Coupon 5.27%, Secured Debt (Maturity - January 31, 2025)	997	943	934
Citgo Petroleum Corporation	Oil, Gas and Consumable Fuels	LIBOR (3 months) + 3.50%, Current Coupon 5.90%, Secured Debt (Maturity - July 29, 2021)	695	689	682
ClubCorp Holdings, Inc.	Real Estate Management and Development	LIBOR (3 months) + 2.75%, Current Coupon 5.55%, Secured Debt (Maturity - September 18, 2024)	1,959	1,949	1,852
CPI International, Inc.	Aerospace and Defense	LIBOR (1 month) + 3.50%, Current Coupon 6.01%, Secured Debt (Maturity - July 26, 2024)	1,975	1,975	1,919

HMS-ORIX
Loan Portfolio
As of December 31, 2018
(dollars in thousands)
Portfolio Company	Industry	Type of Investment	Principal	Cost	Fair Value

Creative Artists Agency LLC	Entertainment	LIBOR (1 month) + 3.00%, Current Coupon 5.47%, Secured Debt (Maturity - February 15, 2024)	$997	$983	$966
Cyxtera DC Holdings, Inc.	Technology Hardware, Storage and Peripherals	LIBOR (3 months) + 3.00%, Current Coupon 5.38%, Secured Debt (Maturity - May 1, 2024)	2,955	2,966	2,840
Deerfield Holdings Corporation	Diversified Financial Services	LIBOR (1 month) + 3.25%, Current Coupon 5.77%, Secured Debt (Maturity - February 13, 2025)	2,978	2,974	2,827
Diamond Resorts International, Inc.	Hotels, Restaurants and Leisure	LIBOR (1 month) + 3.75%, Current Coupon 6.07%, Secured Debt (Maturity - September 1, 2023)	2,130	2,159	1,992
EFS Cogen Holdings I LLC	Electric Utilities	LIBOR (1 month) + 3.25%, Current Coupon 5.77%, Secured Debt (Maturity - June 28, 2023)	1,816	1,830	1,781
Eldorado Resorts, Inc.	Hotels, Restaurants and Leisure	LIBOR (1 month) + 2.25%, Current Coupon 4.75%, Secured Debt (Maturity - April 17, 2024)	1,000	968	960
Encapsys LLC	Chemicals	LIBOR (1 month) + 3.25%, Current Coupon 5.77%, Secured Debt (Maturity - November 7, 2024)	993	994	970
Endo Luxembourg Finance Company I S.a.r.l.	Pharmaceuticals	LIBOR (1 month) + 4.25%, Current Coupon 6.81%, Secured Debt (Maturity - April 29, 2024)	1,970	1,989	1,862
Everi Payments Inc.	Leisure Products	LIBOR (3 months) + 3.00%, Current Coupon 5.52%, Secured Debt (Maturity - May 9, 2024)	1,970	1,963	1,917
Exgen Renewables IV, LLC	Independent Power and Renewable Electricity Provider	LIBOR (3 months) + 3.00%, Current Coupon 5.71%, Secured Debt (Maturity - November 29, 2024)	294	293	281
Financial & Risk US Holdings, Inc.	Software	LIBOR (1 month) + 3.75%, Current Coupon 6.27%, Secured Debt (Maturity - October 1, 2025)	1,425	1,424	1,363
First American Payment Systems, L.P.	Diversified Financial Services	LIBOR (1 month) + 4.75%, Current Coupon 7.29%, Secured Debt (Maturity - January 5, 2024)	889	900	885
Fitness International, LLC	Hotels, Restaurants and Leisure	LIBOR (1 month) + 3.25%, Current Coupon 5.77%, Secured Debt (Maturity - April 18, 2025)	2,039	2,050	1,963
Flex Acquisition Company Inc	Containers and Packaging	LIBOR (3 months) + 3.00%, Current Coupon 5.35%, Secured Debt (Maturity - December 29, 2023)	1,975	1,985	1,869
Flexera Software LLC	Software	LIBOR (1 month) + 3.25%, Current Coupon 5.78%, Secured Debt (Maturity - February 26, 2025)	1,518	1,514	1,468
Gardner Denver, Inc.	Machinery	LIBOR (1 month) + 2.75%, Current Coupon 5.27%, Secured Debt (Maturity - July 30, 2024)	2,316	2,309	2,242
Golden Nugget, Inc.	Hotels, Restaurants and Leisure	LIBOR (1 month) + 2.75%, Current Coupon 5.19%, Secured Debt (Maturity - October 4, 2023)	1,875	1,875	1,811
GrafTech Finance Inc.	Metals and Mining	LIBOR (1 month) + 3.50%, Current Coupon 6.02%, Secured Debt (Maturity - February 12, 2025)	1,950	1,931	1,850
Gray Television, Inc.	Broadcast Radio and Television	LIBOR (3 months) + 2.50%, Current Coupon 4.90%, Secured Debt (Maturity - January 2, 2026)	286	281	277
Greatbatch Ltd.	Pharmaceuticals	LIBOR (1 month) + 3.00%, Current Coupon 5.39%, Secured Debt (Maturity - October 27, 2022)	2,000	2,012	1,956
GYP Holdings III Corp.	Trading Companies and Distributors	LIBOR (1 month) + 2.75%, Current Coupon 5.27%, Secured Debt (Maturity - June 2, 2025)	3,448	3,473	3,261

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

HMS-ORIX
Loan Portfolio
As of December 31, 2018
(dollars in thousands)
Portfolio Company	Industry	Type of Investment	Principal	Cost	Fair Value

Mohegan Tribal Gaming Authority	Hotels, Restaurants and Leisure	LIBOR (1 month) + 4.00%, Current Coupon 6.52%, Secured Debt (Maturity - October 13, 2023)	$1,914	$1,933	$1,719
MPH Acquisition Holdings LLC	Health Care Technology	LIBOR (1 month) + 3.25%, Current Coupon 5.57%, Secured Debt (Maturity - June 7, 2023)	2,664	2,702	2,532
NAB Holdings, LLC	IT Services	LIBOR (3 months) + 3.00%, Current Coupon 5.80%, Secured Debt (Maturity - July 1, 2024)	1,975	1,965	1,885
Ortho-Clinical Diagnostics, Inc	Life Sciences Tools and Services	LIBOR (1 month) + 3.25%, Current Coupon 5.76%, Secured Debt (Maturity - June 30, 2025)	1,945	1,940	1,809
Packaging Coordinators Midco Inc	Health Care Facilities and Services	LIBOR (3 months) + 4.00%, Current Coupon 6.81%, Secured Debt (Maturity - June 30, 2023)	997	992	985
Party City Holdings Inc.	Specialty Retail	LIBOR (1 month) + 2.50%, Current Coupon 5.03%, Secured Debt (Maturity - August 19, 2022)	1,245	1,224	1,205
PI UK Holdco II Limited	Diversified Financial Services	LIBOR (1 month) + 3.50%, Current Coupon 6.02%, Secured Debt (Maturity - January 3, 2025)	2,978	2,956	2,893
Prime Security Services, LLC (Protection One)	Commercial Services and Supplies	LIBOR (1 month) + 2.75%, Current Coupon 5.09%, Secured Debt (Maturity - May 2, 2022)	654	638	628
Rackspace Hosting, Inc.	Electric Equipment, Instruments and Components	LIBOR (3 months) + 3.00%, Current Coupon 5.58%, Secured Debt (Maturity - November 3, 2023)	3,251	3,276	2,884
Radiate Holdco, LLC	Diversified Telecommunication Services	LIBOR (1 month) + 3.00%, Current Coupon 5.52%, Secured Debt (Maturity - February 1, 2024)	2,544	2,519	2,408
Red Ventures, LLC	Professional Services	LIBOR (1 month) + 3.00%, Current Coupon 5.52%, Secured Debt (Maturity - November 8, 2024)	1,631	1,619	1,590
Savage Enterprises, LLC	Road and Rail	LIBOR (1 month) + 4.50%, Current Coupon 6.88%, Secured Debt (Maturity - August 1, 2025)	1,097	1,076	1,085
Scientific Games International, Inc.	Leisure Products	LIBOR (2 months) + 2.75%, Current Coupon 5.25%, Secured Debt (Maturity - August 14, 2024)	892	893	840
Seattle SpinCo, Inc.	Software	LIBOR (3 months) + 2.50%, Current Coupon 5.02%, Secured Debt (Maturity - June 21, 2024)	2,593	2,597	2,422
SeaWorld Parks & Entertainment, Inc.	Hotels, Restaurants and Leisure	LIBOR (3 months) + 3.75%, Current Coupon 6.07%, Secured Debt (Maturity - April 1, 2024)	1,965	1,967	1,881
ServiceMaster Global Holdings, Inc.	Home and Office Products	LIBOR (1 month) + 2.50%, Current Coupon 4.84%, Secured Debt (Maturity - November 8, 2023)	2,000	1,993	1,964
Sprint Corporation	Diversified Telecommunication Services	LIBOR (1 month) + 3.00%, Current Coupon 5.38%, Secured Debt (Maturity - February 2, 2024)	500	493	485
SRS Distribution Inc.	Trading Companies and Distributors	LIBOR (3 months) + 3.25%, Current Coupon 5.77%, Secured Debt (Maturity - May 23, 2025)	1,197	1,194	1,120
SS&C European Holdings S.a.r.l.	Software	LIBOR (1 month) + 2.25%, Current Coupon 4.77%, Secured Debt (Maturity - April 16, 2025)	206	205	195
SS&C Technologies, Inc.	Software	LIBOR (1 month) + 2.25%, Current Coupon 4.77%, Secured Debt (Maturity - April 16, 2025)	543	541	514
Staples, Inc.	Distributors	LIBOR (3 months) + 4.00%, Current Coupon 6.54%, Secured Debt (Maturity - September 12, 2024)	1,980	1,975	1,903

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

For the years ended December 31, 2019 and 2018 and for the period from inception (April 4, 2017) to December 31, 2017, we recognized approximately $546,000, $2.1 million and $450,000, respectively, of dividend income from our investment in HMS-ORIX.

The following tables show the financial information for HMS-ORIX:

HMS-ORIX SLF LLC
Balance Sheets
(dollars in thousands)

	As of December 31, 2019	As of December 31, 2018
Assets
Portfolio investments at fair value (amortized cost: $0 and $164,570 as of December 31, 2019 and 2018, respectively)	$—	$157,923
Cash and cash equivalents	—	3,873
Interest receivable	—	197
Deferred financing costs, net	—	497
Other assets	—	30
Total assets	$—	$162,520
Liabilities
Credit facilities payable	$—	$98,818
Payable for securities purchased	—	18,442
Distributions payable	—	902
Accounts payable and accrued expenses	—	439
Total liabilities	—	118,601
Net assets
Members’ equity	—	43,919
Total net assets	—	43,919
Total liabilities and net assets	$—	$162,520

HMS-ORIX SLF LLC
Statements of Operations
(dollars in thousands)
	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018	For the Period from Inception (April 4, 2017) to December 31, 2017

Investment income
Interest income	$3,030	$7,505	$3,730
Dividend income	—	—	—
Fee income	—	—	—
Other income	—	—	—
Total investment income	3,030	7,505	3,730
Expenses
Interest expense	2,130	3,755	1,720
Other expenses	—	1	34
General and administrative expenses	96	89	64
Total expenses	2,226	3,845	1,818
Net investment income	804	3,660	1,912
Net realized loss on investments	(1,514)	(618)	(85)
Net realized income (loss)	(710)	3,042	1,827
Net change in unrealized appreciation (depreciation) on investments	6,647	(6,642)	(5)
Net increase (decrease) in net assets resulting from operations	$5,937	$(3,600)	$1,822

PORTFOLIO ASSET QUALITY

As of December 31, 2019, we owned a broad portfolio of 210 investments in 124 companies representing a wide range of industries. We believe that this broad portfolio adds to the structural protection of the portfolio, revenue sources, income, cash flows and dividends. The portfolio included the following:

▪
37 debt investments in 34 Middle Market portfolio companies with an aggregate fair value of approximately $264.8 million and a cost basis of approximately $296.8 million. The Middle Market debt investments had a weighted average annual effective yield of approximately 8.5%, which is calculated assuming the investments on non-accrual status are non-yielding, and 90.6% of the Middle Market debt investments were secured by first priority liens. Further, 97.8% of the Middle Market debt investments contain variable interest rates, though a majority of the investments with variable interest rates are subject to contractual minimum base interest rates between 100 and 150 basis points.

▪
52 debt investments in 47 Private Loan portfolio companies with an aggregate fair value of approximately $460.4 million and a cost basis of approximately $463.8 million. The Private Loan debt investments had a weighted average annual effective yield of approximately 9.7%, which is calculated assuming the investments on non-accrual status are non-yielding, and 93.8% of the Private Loan debt investments were secured by first priority liens. Further, 95.3% of the Private Loan debt investments contain variable interest rates, though a majority of the investments with variable interest rates are subject to contractual minimum base interest rates between 100 and 150 basis points.

▪
42 debt investments in 33 LMM portfolio companies with an aggregate fair value of approximately $129.6 million and a cost basis of approximately $133.6 million. The LMM debt investments had a weighted average annual effective yield of approximately 11.8% and 99.4% of the debt investments were secured by first priority liens. Also, 55.1% of the LMM debt investments are fixed rate investments with fixed interest rates between 8.0% and 15.0%. Further, 26 LMM debt investments, representing approximately 44.9% of the LMM debt investments, have variable interest rates subject to a contractual minimum base interest rate of 100 basis points.

▪
72 equity investments and seven equity warrant investments in 32 LMM portfolio companies, 12 Private Loan portfolio companies, seven Middle Market portfolio companies and six Other Portfolio companies with an aggregate fair value of approximately $172.8 million and a cost basis of approximately $145.8 million.

Overall, as of December 31, 2019, our investment portfolio had a weighted average effective yield of approximately 8.7%, and 77.9% of our total portfolio’s investments (including our Other Portfolio investments) were secured by first priority liens.

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

The following table shows the distribution of our LMM portfolio investments on the 1 to 5 investment rating system of our Sub-Adviser at fair value as of December 31, 2019 and December 31, 2018 (dollars in thousands):

	December 31, 2019		December 31, 2018
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
1	$86,453	38.4%	$56,937	27.1%
2	28,130	12.5	15,038	7.1
3	48,597	21.6	124,397	59.2
4	61,941	27.5	10,718	5.1
5	—	—	3,184	1.5
Totals	$225,121	100.0%	$210,274	100.0%

Based upon the investment rating system, the weighted average rating of our LMM portfolio at fair value was approximately 2.4 and 2.5 as of December 31, 2019 and December 31, 2018, respectively. Lastly, the overall weighted average effective yield on our investment portfolio has decreased from 9.5% at December 31, 2018 to 8.7% at December 31, 2019.

DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS COMPARISONS FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

Total Investment Income, Operating Expenses, Net Assets

For the years ended December 31, 2019 and 2018, our total investment income was approximately $111.8 million and $111.4 million, respectively. The increase in total investment income was predominantly the result of an increase in dividend income of $2.5 million, offset by a decrease in interest income of $1.2 million and a decrease in fee income of $900,000. The increase in dividend income was primarily due to improving performance of certain of our Lower Middle Market equity investments. The decrease in interest income was primarily a result of (i) the reduction in our total portfolio debt investments and (ii) a decrease in the weighted average annual effective yield on investments. For the year ended December 31, 2019, our average investment portfolio at fair value was $1,073.2 million, compared to $1,091.5 million for the year ended December 31, 2018. For the year ended December 31, 2019, our average effective yield on investments at fair value was 8.7%, compared to 9.5% for the year ended December 31, 2018.

For the years ended December 31, 2019 and 2018, we recognized approximately $1.1 million and $2.1 million, respectively, of non-recurring fee income received from our portfolio companies or other third parties, which accounted for approximately 1.0% and 1.8%, respectively, of our total investment income during such period. Such fee income is transaction based and typically consists of prepayment fees, structuring fees, amendment and consent fees and other non-recurring fees. As such, future fee income is generally dependent on new direct origination investments and the occurrence of prepayments and other events at existing portfolio companies resulting in such fees.

For the years ended December 31, 2019 and 2018, expenses, net of any fee and expense waivers, were approximately $55.9 million and $51.5 million, respectively. The increase in expenses was primarily due to an increase in incentive fees of $3.9 million. For the year ended December 31, 2019, the Advisers earned, but did not waive, a subordinated incentive fee on income of $3.9 million, while the Advisers earned, but waived in full, a subordinated incentive fee on income of $3.3 million for the year ended December 31, 2018.

For the year ended December 31, 2019, the net increase in net assets resulting from operations was approximately $39.6 million. The increase was attributable to net investment income of approximately $55.1 million and net change in unrealized appreciation on investments of approximately $3.0 million, offset by net realized losses of approximately $18.4 million. The net realized losses were primarily the result of approximately $21.8 million of realized losses from the exit or restructure of Middle Market debt investments in five portfolio companies, offset by a realized gain on the exit of one Private Loan equity investment.

RESULTS COMPARISONS FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

The comparison of the fiscal years ended December 31, 2018 and 2017 can be found in our annual report on Form 10-K/A for the fiscal year ended December 31, 2018, located within Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Overview

As of December 31, 2019, we had $21.8 million in cash and cash equivalents, which we held in various custodial accounts, and our NAV totaled approximately $609.3 million equating to approximately $7.77 per share. As of December 31, 2018, we had approximately $21.8 million in cash and cash equivalents and our NAV totaled approximately $625.4 million equating to approximately $7.96 per share. In addition, as of December 31, 2019, we had $125.0 million in capacity available under the Credit Facilities, in the aggregate, subject to borrowing base limitations. To seek to enhance our returns, we intend to continue to employ leverage as market conditions permit and at the discretion of our Adviser, but in no event will leverage employed exceed 50% of the value of our total assets, which is the maximum we are allowed to borrow under the 1940 Act. See “Financial Condition, Liquidity and Capital Resources — Financing Arrangements.”

As of December 31, 2019, we had 36 senior secured loan investments and five equity investments with aggregate unfunded commitments of $46.3 million. We believe that we maintain sufficient cash and cash equivalents on hand and available borrowings to fund such unfunded commitments should the need arise.

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

Cash and Cash Equivalents

As of December 31, 2019, we had approximately $21.8 million in cash and cash equivalents and our NAV totaled approximately $609.3 million equating to approximately $7.77 per share.

As of December 31, 2018, we had approximately $21.8 million in cash and cash equivalents and our NAV totaled approximately $625.4 million equating to approximately $7.96 per share.

Cash Flows

For the year ended December 31, 2019, we experienced a net increase in cash and cash equivalents of approximately $89,000. During that period, approximately $120.2 million of cash was generated from our operating activities, which principally consisted of the repayment of portfolio investments of $357.3 million and a net increase in net assets resulting from operations of approximately $39.6 million, offset by the purchase of new portfolio investments of $282.0 million. During the year ended December 31, 2019, approximately $120.1 million was used in financing activities, which principally consisted of a net $64.0 million decrease in borrowings under the Credit Facilities, $30.1 million in cash distributions paid to stockholders and $25.6 million in repurchases of common stock from existing stockholders.

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

Continuous Public Offering and Distribution Reinvestment Plan

With the approval of our board of directors, we closed the Offering to new investors effective September 30, 2017. During the year ended December 31, 2019, we raised proceeds of $25.1 million from our distribution reinvestment plan.

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

Distributions

The following table reflects the cash distributions per share that we declared on our common stock during the years ended December 31, 2019, 2018 and 2017 (dollars in thousands except per share amounts).

	Distributions
For the Period Ended	Per Share	Amount
2019
Three months ended December 31, 2019	$0.18	$13,885
Three months ended September 30, 2019	0.17	13,900
Three months ended June 30, 2019	0.18	13,754
Three months ended March 31, 2019	0.17	13,606
2018
Three months ended December 31, 2018	0.18	13,916
Three months ended September 30, 2018	0.17	13,938
Three months ended June 30, 2018	0.18	13,855
Three months ended March 31, 2018	0.17	13,803
2017
Three months ended December 31, 2017	0.18	14,144
Three months ended September 30, 2017	0.17	13,910
Three months ended June 30, 2017	0.18	13,438
Three months ended March 31, 2017	0.17	12,922

On December 12, 2019, with the authorization of our board of directors, we declared distributions to our stockholders for the period of January 2020 through March 2020. These distributions have been, or will be, calculated based on stockholders of record each day from January 1, 2020 through March 31, 2020 in an amount equal to $0.00191781 per share, per day. Distributions are paid on the first business day following the completion of each month to which they relate and will be paid in cash or reinvested in common stock for those stockholders participating in our distribution reinvestment plan.

Specific tax characteristics of all distributions are reported to stockholders shortly after the close of each calendar year on Form 1099-DIV. For the years ended December 31, 2019, 2018 and 2017, respectively, approximately 96.7%, 90.6% and 96.4% of the distributions paid were taxable to the investor as ordinary income and approximately 3.3%, 9.4% and 3.6% were treated as capital gain distributions for federal income tax purposes. No portion of the distributions paid during the years ended December 31, 2019, 2018 and 2017 represented a return of capital.

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

In order to satisfy the Code’s requirements applicable to entities subject to tax as a RIC, we must distribute to our stockholders substantially all of our taxable income on an annual basis. However, we may elect to spill over certain excess undistributed taxable income from one tax year into the next tax year, which may require us to pay a 4% nondeductible U.S. federal excise tax on such excess undistributed taxable income. For the taxable year ended December 31, 2017, we distributed $14.9 million, or $0.187394 per share, of our taxable income in 2018, prior to the filing of our federal income tax return for our 2017 taxable year. As a result, we were subject to a 4% nondeductible excise tax liability of approximately $542,000. For the taxable year ended December 31, 2018, we distributed $20.5 million, or $0.260865 per share, of our taxable income in 2019, prior to the filing of our federal income tax return for our 2018 taxable year. As a result, we were subject to a 4% nondeductible excise tax liability of approximately

$765,000. For the taxable year ended December 31, 2019, we distributed $17.1 million, or $0.217936 per share, of our taxable income in 2020, prior to the filing of our federal income tax return for our 2019 taxable year. As a result, we were subject to a 4% nondeductible excise tax liability of approximately $635,000.

Financing Arrangements

On March 6, 2017, we entered into the TIAA Credit Facility, which was most recently amended on March 5, 2020, to increase revolver commitments to $130.0 million, with an accordion provision allowing borrowing capacity to increase up to $150.0 million, subject to satisfaction of certain conditions.

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

As of December 31, 2019, we had $105.0 million outstanding and $15.0 million available under our TIAA Credit Facility and $340.0 million outstanding and $110.0 million available under the Deutsche Bank Credit Facility, both of which we estimated approximated fair value and subject to certain limitations and the asset coverage restrictions under the 1940 Act. As of December 31, 2018, we had $120.0 million outstanding and no availability under our TIAA Credit Facility and $389.0 million outstanding and $61.0 million available under the Deutsche Bank Credit Facility, both of which we estimated approximated fair value and subject to certain limitations and the asset coverage restrictions under the 1940 Act. See Note 6 — Borrowings to the financial statements included elsewhere in this Annual Report on Form 10-K for additional information regarding the Credit Facilities.

As a BDC, we are permitted, under specified conditions, to issue “senior securities,” including borrowing money from banks or other financial institutions, only in amounts such that our asset coverage, as that term is defined in the 1940 Act, immediately after each such issuance is at least equal to the percentage set forth in Section 61 of the 1940 Act that is applicable to us at such time. Prior to the enactment of the SBCAA in March 2018, the asset coverage requirement applicable to BDCs was 200%. The SBCAA permits a BDC to be subject to an asset coverage requirement of 150% so long as it meets certain disclosure requirements and obtains certain approvals and, in the case of an unlisted BDC, makes an offer to repurchase the shares of its stockholders as of the date of the requisite approval. The reduced asset coverage requirement permits a BDC to have a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement. Effectiveness of the reduced asset coverage requirements to a BDC requires approval by either (1) a “required majority” (as defined in Section 57(o) of the 1940 Act) of such BDC’s board of directors with effectiveness one year after the date of such approval or (2) a majority of the votes cast at a special or annual meeting of such BDC’s stockholders at which a quorum is present, which is effective the day after such stockholder approval. We have not requested or obtained either such approval. As of December 31, 2019 and 2018, our asset coverage ratio under BDC regulations was 237% and 223%, respectively. As of December 31, 2019 and 2018, considering these limitations and assuming no change in our NAV, we had the ability to draw upon the entire remaining capacity in the Credit Facilities.

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

Contractual Obligations

As of December 31, 2019, we had $445.0 million in borrowings outstanding under the Credit Facilities. The TIAA Credit Facility will mature on March 6, 2022 and the Deutsche Bank Credit Facility will mature on November 20, 2022. See above for a description of the Credit Facilities.

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings at December 31, 2019 is as follows:

	Payments Due By Period (dollars in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
TIAA Credit Facility (1)	$105,000	$—	$105,000	$—	$—
Deutsche Bank Credit Facility (2)	340,000	—	340,000	—	—
Total	$445,000	$—	$445,000	$—	$—

(1)
At December 31, 2019, $15.0 million remained available under the TIAA Credit Facility; however, our borrowing ability is limited to the asset coverage restrictions imposed by the 1940 Act, as discussed above.

(2)
At December 31, 2019, $110.0 million remained available under the Deutsche Bank Credit Facility; however, our borrowing ability is limited to the asset coverage restrictions imposed by the 1940 Act, as discussed above.

Recently Issued Accounting Standards

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820),” which is intended to improve fair value disclosure requirements by removing disclosures that are not cost-beneficial, clarifying disclosures’ specific requirements, and adding relevant disclosure requirements. The amendments take effect for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The adoption of this standard is not anticipated to have a material impact on our consolidated financial statements and related disclosures.

In August 2018, the SEC adopted rules (the "SEC Release") amending certain disclosure requirements intended to eliminate redundant, duplicative, overlapping, outdated, or superseded, in light of other SEC disclosure requirements, US GAAP requirements, or changes in the information environment. In part, the SEC Release requires an investment company to present distributable earnings in total on the consolidated balance sheet and consolidated statement of changes in net assets, rather than showing the three components of distributable earnings as previously shown. The impact of the adoption of these rules on our consolidated financial statements was not material. Additionally, the SEC Release requires disclosure of changes in net assets within a registrant's Form 10-Q filing on a quarter-to-date and year-to-date basis for both the current year and prior year comparative periods. We adopted the new requirement to present changes in net assets in interim financial statements within Form 10-Q filings starting with the quarter ending March 31, 2019. The impact of the adoption of these rules on our consolidated financial statements was not material.

From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that are adopted by us as of the specified effective date. We believe that the impact of recently issued standards and any that are not yet effective will not have a material impact on our financial statements upon adoption.

Off-Balance Sheet Arrangements

At December 31, 2019, we had a total of approximately $46.3 million in outstanding commitments comprised of (i) 36 commitments to fund revolving loans that had not been fully drawn or term loans that had not been funded and (ii) five capital commitments that had not been fully called. We recognized unrealized appreciation of approximately $323,000 on the outstanding unfunded loan commitments and no unrealized appreciation or depreciation on the outstanding unfunded capital commitments during the year ended December 31, 2019. At December 31, 2018, we had a total of approximately $62.5 million in outstanding commitments comprised of (i) 36 commitments to fund revolving loans that had not been fully drawn or term loans that had not been funded and (ii) four capital commitments that had not been fully called. We recognized unrealized depreciation of approximately $132,000 on our outstanding unfunded loan commitments and no unrealized appreciation or depreciation on our outstanding unfunded capital commitments during the year ended December 31, 2018.

	Commitments and Contingencies
	(dollars in thousands)
	December 31, 2019	December 31, 2018

Unfunded Loan Commitments
Adams Publishing Group, LLC	$762	$1,735
American Nuts, LLC	247	1,266
American Trailer Rental Group, LLC	400	400
Analytical Systems Keco, LLC	200	—
Apex Linen Services, Inc.	—	403

	Commitments and Contingencies
	(dollars in thousands)
	December 31, 2019	December 31, 2018

Arcus Hunting, LLC	$1,398	$904
ASC Ortho Management Company, LLC	750	750
BarFly Ventures, LLC	—	123
BBB Tank Services, LLC	—	200
BigName Holdings, LLC	—	29
Boccella Precast Products, LLC	500	500
Centre Technologies Holdings, LLC	600	—
Chamberlin Holding LLC	400	400
Charps, LLC	—	1,000
Chisholm Energy Holdings, LLC	1,429	—
Clad-Rex Steel, LLC	—	100
CTVSH, PLLC	200	200
Direct Marketing Solutions, Inc.	400	400
DTE Enterprises, LLC	750	750
Dynamic Communities, LLC	250	250
Gamber-Johnson Holdings, LLC	300	300
GRT Rubber Technologies, Inc.	1,526	4,125
Guerdon Modular Holdings, Inc.	148	400
Hawk Ridge Systems, LLC	350	400
HDC/HW Intermediate Holdings, LLC	—	180
Hoover Group, Inc.	—	2,375
Hunter Defense Technologies, Inc.	3,540	—
HW Temps LLC	200	200
Implus Footcare, LLC	—	44
Independent Pet Partners Intermediate Holdings, LLC	9,357	22,244
Invincible Boat Company, LLC	648	—
J & J Services, Inc.	3,000	—
KMC Acquisition, LLC	500	500
LL Management, Inc.	1,182	—
Lynx FBO Operating LLC	1,875	—
Mac Lean-Fogg Company	313	—
Market Force Information, Inc.	3	350
Mystic Logistics, Inc.	200	200
New Era Technology, Inc.	—	479
NexRev, LLC	800	1,000
NinjaTrader, LLC	200	—
NuStep, LLC	300	300
SI East, LLC	2,500	2,500
TEAM Public Choices, LLC	351	—
Tedder Acquisition, LLC	140	180
Trantech Radiator Topco, LLC	400	—
Volusion, LLC	—	1,961
Wireless Vision Holdings, LLC	—	693
Unfunded Capital Commitments
Brightwood Capital Fund III, LP	1,260	1,000
Brightwood Capital Fund IV, LP	1,000	8,000
Copper Trail Energy Fund I LP	3,416	1,754
Freeport First Lien Loan Fund III, LP	1,945	3,942
Harris Preston Fund Investments	2,526	—
Total	$46,266	$62,537

Recent Developments

On February 21, 2020, we purchased, in accordance with the terms of the tender offer, a total of 789,922.02 shares of its common stock validly tendered and not withdrawn on a pro-rata basis at a price of $7.70 per share, which was the net asset value per share as of February 19, 2020, for an aggregate purchase price of approximately $6.1 million, an amount equal to the proceeds we received from the issuance of shares of our common stock under our distribution reinvestment plan during the prior calendar quarter. Approximately 26.5% of the number of shares tendered by each stockholder who participated in the tender offer was repurchased by us.

On March 4, 2020, with the authorization of our board of directors, we declared distributions to our stockholders for the period of April 2020 through June 2020. These distributions have been, or will be, calculated based on stockholders of record each day from April 1, 2020 through June 30, 2020 in an amount equal to $0.00191781 per share, per day. Distributions are paid on the first business day following the completion of each month to which they relate.

On March 5, 2020, we, together with HMS Equity Holding, HMS Equity Holding II, HMS California Holdings, HMS California Holdings GP, TIAA Bank and certain financial institutions as lenders, amended the TIAA Credit Facility to, among other things, (i) extend the termination date of the revolver commitments to March 6, 2022 and the final maturity date of the facility to March 6, 2023, both such dates subject to two one-year extension options, with administrative agent and lender approval, (ii) increase the revolver commitments to $130.0 million and (iii) reduce the interest rate margin to LIBOR plus 2.60% or the base rate plus 1.60%.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, in particular changes in interest rates. Changes in interest rates may affect our interest income from portfolio investments, the fair value of our fixed income investments, and our cost of funding.

Our interest income will be affected by changes in various interest rates, including LIBOR and prime rates, to the extent any of our debt investments include floating interest rates. We generally invest in floating rate debt instruments, meaning that the interest rate payable on such instrument resets periodically based upon changes in a specified interest rate index, typically the one-month or three-month LIBOR. As of December 31, 2019, approximately 87.9% of our LMM, Private Loan, and Middle Market portfolio debt investments (based on cost) contained floating interest rates. As of December 31, 2019, the one-month and three-month LIBOR was approximately 1.76% and 1.91% respectively. Many of our investments provide that the specified interest rate on such instruments will never fall below a level, or floor, generally between 100 and 150 basis points, equal to 1.0% to 1.5%, regardless of the level of the specified index rate.

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

The following table shows the approximate annualized increase or decrease (dollars in thousands) in the components of net investment income due to hypothetical interest rate index changes, assuming no changes in our investments and borrowings as of December 31, 2019.

Change in interest rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 100 basis points	(6,529)	(4,450)	(2,079)
Down 50 basis points	(3,788)	(2,225)	(1,563)
Up 50 basis points	3,953	2,225	1,728
Up 100 basis points	7,938	4,450	3,488
Up 200 basis points	15,908	8,900	7,008
Up 300 basis points	23,878	13,350	10,528

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

If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. As of December 31, 2019, we had not entered into any interest rate hedging arrangements.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
HMS Income Fund, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of HMS Income Fund, Inc. (a Maryland corporation) and subsidiaries (the “Company”), including the consolidated schedule of investments, as of December 31, 2019 and 2018, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and the financial highlights (see Note 7) for each of the five years in the period ended December 31, 2019 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 and the financial highlights for each of the five years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included verification by confirmation of securities as of December 31, 2019 and 2018, by correspondence with the portfolio companies and custodians, or by other appropriate auditing procedures where replies were not received. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2012.

Houston, Texas
March 19, 2020

PART I — FINANCIAL INFORMATION

HMS Income Fund, Inc.
Consolidated Balance Sheets
(dollars in thousands, except share and per share amounts)

	December 31, 2019	December 31, 2018
ASSETS
Portfolio investments at fair value:
Non-Control/Non-Affiliate investments (amortized cost: $878,632 and $932,495 as of December 31, 2019 and December 31, 2018, respectively)	$838,643	$901,518
Affiliate investments (amortized cost: $144,006 and $143,372 as of December 31, 2019 and December 31, 2018, respectively)	154,158	149,323
Control investments (amortized cost: $17,417 and $45,821 as of December 31, 2019 and December 31, 2018, respectively)	34,796	55,727
Total portfolio investments	1,027,597	1,106,568

Cash and cash equivalents	21,846	21,757
Interest receivable	8,749	9,292
Receivable for securities sold	—	918
Prepaid and other assets	4,403	4,038
Deferred financing costs (net of accumulated amortization of $2,990 and $1,642 as of December 31, 2019 and December 31, 2018, respectively)	3,516	4,857
Total assets	$1,066,111	$1,147,430

LIABILITIES
Accounts payable and other liabilities	$1,684	$2,456
Stockholder distributions payable	4,669	4,676
Base management fees payable	5,388	5,854
Due to affiliates	44	57
Directors’ fees payable	21	21
Credit facilities payable	445,000	509,000
Total liabilities	456,806	522,064

Commitments and Contingencies (Note 13)

NET ASSETS
Common stock, $.001 par value; 150,000,000 shares authorized, 78,463,377 and 78,584,824 issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	78	79
Additional paid in capital	675,554	678,627
Total accumulated earnings (loss)	(66,327)	(53,340)
Total net assets	609,305	625,366

Total liabilities and net assets	$1,066,111	$1,147,430

Net asset value per share	$7.77	$7.96

 See notes to the consolidated financial statements.

HMS Income Fund, Inc.
Consolidated Statements of Operations
(dollars in thousands, except share and per share amounts)

	For The Year Ended December 31,
	2019	2018	2017
INVESTMENT INCOME:
From non-control/non-affiliate investments:
Interest income	$90,136	$92,014	$90,167
Fee income	949	1,836	2,121
Dividend income	1,384	1,250	683
From affiliate investments:
Interest income	9,811	9,149	4,850
Fee income	128	141	180
Dividend income	2,744	2,551	1,904
From control investments:
Interest income	596	609	663
Fee income	71	82	73
Dividend income	5,985	3,786	1,027
Total investment income	111,804	111,418	101,668
EXPENSES:
Interest expense	25,684	24,817	18,317
Base management and incentive fees	26,189	26,522	23,427
Internal administrative services expenses	3,088	2,688	3,014
Offering costs	376	407	1,861
Professional fees	1,112	864	645
Insurance	312	191	191
Other general and administrative	2,245	2,044	1,518
Expenses before fee and expense waivers	59,006	57,533	48,973
Waiver of incentive fees	—	(3,333)	(1,642)
Waiver of internal administrative services expenses	(3,088)	(2,688)	(3,014)
Total expenses, net of fee and expense waivers	55,918	51,512	44,317
Net investment income before taxes	55,886	59,906	57,351
Income tax expense (benefit), including excise tax	820	1,019	624
NET INVESTMENT INCOME	55,066	58,887	56,727
NET REALIZED GAIN (LOSS) ON INVESTMENTS
Non-Control/Non-Affiliate investments	(12,503)	(19,150)	(3,322)
Affiliate investments	(5,266)	903	951
Control investments	(633)	—	—
Total net realized loss on investments	(18,402)	(18,247)	(2,371)
NET REALIZED INCOME	36,664	40,640	54,356
NET CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION) ON INVESTMENTS
Non-Control/Non-Affiliate investments	(8,726)	(5,935)	(5,767)
Affiliate investments	3,585	755	2,608
Control investments	8,104	4,818	1,429
Total net change in unrealized appreciation (depreciation) on investments	2,963	(362)	(1,730)
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$39,627	$40,278	$52,626
PER SHARE INFORMATION – BASIC AND DILUTED
NET INVESTMENT INCOME PER SHARE	$0.70	$0.74	$0.73
NET REALIZED INCOME PER SHARE	$0.47	$0.51	$0.70
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE (EARNINGS PER SHARE)	$0.51	$0.51	$0.68
WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	78,757,732	79,250,498	77,718,813
See notes to the consolidated financial statements.

HMS Income Fund, Inc.
Consolidated Statements of Changes in Net Assets
(dollars in thousands, except share and per share amounts)

	For The Year Ended December 31,
	2019	2018	2017
Change in Net Assets from Operations:
Net investment income	$55,066	$58,887	$56,727
Net realized loss on investments	(18,402)	(18,247)	(2,371)
Net change in unrealized appreciation (depreciation) on investments	2,963	(362)	(1,730)
Net increase in net assets resulting from operations	39,627	40,278	52,626
Change in Net Assets from Stockholders’ Distributions:
Net decrease in net assets resulting from stockholders’ distributions	(55,145)	(55,512)	(54,414)
Change in Net Assets from Capital Share Transactions:
Issuance of common stock, net of issuance costs	—	—	47,077
Reinvestment of stockholder distributions	25,068	27,101	27,641
Repurchase of common stock	(25,611)	(34,290)	(22,974)
Net increase (decrease) in net assets resulting from capital share transactions	(543)	(7,189)	51,744

Total Increase (Decrease) in Net Assets	(16,061)	(22,423)	49,956
Net Assets at beginning of period	625,366	647,789	597,833
Net Assets at end of the period	$609,305	$625,366	$647,789

NAV per share at end of the period	$7.77	$7.96	$8.15

Distributions declared per share	$0.70	$0.70	$0.70

Common shares outstanding, beginning of period	78,584,824	79,511,731	73,382,971
Issuance of common shares	—	—	5,625,617
Issuance of common shares pursuant to distribution reinvestment plan	3,103,971	3,263,698	3,316,991
Repurchase of common shares	(3,225,418)	(4,190,605)	(2,813,848)
Common shares outstanding, end of period	78,463,377	78,584,824	79,511,731

See notes to the consolidated financial statements.

HMS Income Fund, Inc.
Consolidated Statements of Cash Flows
(dollars in thousands)

	For The Year Ended December 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$39,627	$40,278	$52,626
Adjustments to reconcile net increase in net assets resulting from operations to net cash generated from (used in) operating activities:
Principal repayments received, proceeds from sales of investments in portfolio companies	357,308	494,730	525,018
Investments in portfolio companies	(281,973)	(585,010)	(551,797)
Net change in unrealized depreciation (appreciation) on investments	(2,963)	362	1,730
Net realized loss on sale of portfolio investments	18,402	18,247	2,371
Amortization of deferred financing costs	1,348	1,333	1,327
Amortization of deferred offering costs	376	407	1,861
Accretion of unearned income	(7,787)	(9,830)	(13,135)
Net payment-in-kind interest accrual	(4,535)	(1,895)	(1,255)
Changes in other assets and liabilities:
Interest receivable	543	(654)	(1,434)
Prepaid and other assets	640	1,191	(5,040)
Due to affiliates	(13)	(2)	(60)
Base management fees payable	(466)	172	628
Accounts payable and other liabilities	(347)	844	295
Directors’ fees payable	—	4	5
Payable for unsettled trades	—	—	(932)
Net cash generated from (used in) operating activities	120,160	(39,823)	12,208

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	—	—	51,109
Redemption of common stock	(25,611)	(34,290)	(22,974)
Payment of selling commissions and dealer manager fees	—	—	(4,118)
Payment of offering costs	(376)	(407)	(1,160)
Payment of stockholder distributions	(30,084)	(28,507)	(26,356)
Repayments on credit facilities payable	(264,500)	(363,000)	(480,276)
Proceeds from credit facilities payable	200,500	442,000	497,276
Payment of deferred financing costs	—	(7)	(3,637)
Net cash generated from (used in) financing activities	(120,071)	15,789	9,864

Net increase (decrease) in cash and cash equivalents	89	(24,034)	22,072

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	21,757	45,791	23,719

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$21,846	$21,757	$45,791

See notes to the consolidated financial statements.

HMS Income Fund, Inc. Consolidated Schedule of Investments
As of December 31, 2019
(dollars in thousands)
Portfolio Company (1) (3)	Business Description	Type of Investment (2) (3)	Index Rate (22)	Principal (7)	Cost (7)	Fair Value (26)

Control Investments (6)
CTMH, LP (9) (15)	Investment Partnership	LP Interests (CTMH, LP) (Fully diluted 38.80%)	—	$—	$872	$872
GRT Rubber Technologies, LLC (10) (13)	Manufacturer of Engineered Rubber Products	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.71%, Secured Debt (Maturity - December 31, 2023) (8)	1 month LIBOR	7,396	7,375	7,396
		Member Units (2,896 units) (16)	—	—	6,435	23,372
					13,810	30,768
Harris Preston Fund Investments (9) (15)	Investment Partnership	LP Interests (2717 MH, LP) (Fully diluted 49.3%)	—	—	2,735	3,156

Subtotal Control Investments (6) (3% of total investments at fair value)					$17,417	$34,796
Affiliate Investments (4)
AFG Capital Group, LLC (10) (13)	Provider of Rent-to-Own Financing Solutions and Services	10.00% Secured Debt (Maturity - May 25, 2022) (14)	None	$209	$209	$209
		Member Units (46 units) (16)	—	—	300	1,295
					509	1,504
Analytical Systems Keco, LLC (10) (13)	Manufacturer of Liquid and Gas Analyzers	LIBOR Plus 10.00% (Floor 2.00%), Current Coupon 12.13%, Secured Debt (Maturity - August 16, 2024) (8)	1 month LIBOR	1,391	1,260	1,266
		Preferred Member Units (800 units)	—	—	800	800
		Warrants (105 equivalent shares; Expiration - August 16, 2029)	—	—	79	79
					2,139	2,145
Brewer Crane Holdings, LLC (10) (13)	Provider of Crane Rental and Operating Services	LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 11.71%, Secured Debt (Maturity - January 9, 2023) (8)	1 month LIBOR	2,263	2,233	2,233
		Preferred Member Units (737 units) (16)	—	—	1,070	1,070
					3,303	3,303
Centre Technologies Holdings, LLC (10) (13)	Provider of IT Hardware Services and Software Solutions	LIBOR Plus 9.00% (Floor 2.00%), Current Coupon 10.75%, Secured Debt (Maturity - January 4, 2024) (8)	1 month LIBOR	3,060	3,003	3,008
		Preferred Member Units (3,174 units)	—	—	1,460	1,460
					4,463	4,468
Chamberlin Holding, LLC (10) (13)	Roofing and Waterproofing Specialty Subcontractor	LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 12.00%, Secured Debt (Maturity - February 23, 2023) (8)	1 month LIBOR	4,443	4,353	4,443
		Member Units (1,087 units) (16)	—	—	2,860	6,009
		Member Units (Langfield RE, LLC) (1 unit)	—	—	262	363
					7,475	10,815
Charlotte Russe, Inc.	Fast-Fashion Retailer to Young Women	Common Stock (14,973 shares)	—	—	2,470	—
Charps, LLC (10) (13)	Pipeline Maintenance and Construction	15.00% Secured Debt (Maturity - June 5, 2022) (14)	None	500	500	500
		Preferred Member Units (400 units) (16)	—	—	100	1,730
					600	2,230
Clad-Rex Steel, LLC (10) (13)	Specialty Manufacturer of Vinyl-Clad Metal	LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.71%, Secured Debt (Maturity - December 20, 2021) (8)	1 month LIBOR	2,720	2,694	2,696
		Member Units (179 units) (16)	—	—	1,820	2,408
		10.00% Secured Debt (Clad-Rex Steel RE Investor, LLC) (Maturity - December 19, 2036)	None	284	282	282
		Member Units (Clad-Rex Steel RE Investor, LLC) (200 units)	—	—	53	115
					4,849	5,501
Copper Trail Fund Investments (9) (15)	Investment Partnership	LP Interests (Copper Trail Energy Fund I, LP) (Fully Diluted 12.4%) (16)	—	—	1,389	1,643
Digital Products Holdings LLC (10) (13)	Designer and Distributor of Consumer Electronics	LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 11.75%, Secured Debt (Maturity - March 31, 2023) (8)	1 month LIBOR	$4,905	$4,832	$4,611
		Preferred Member Units (863 units) (16)	—	—	2,375	1,294
					7,207	5,905
Direct Marketing Solutions, Inc. (10) (13)	Provider of Omni-Channel Direct Marketing Services	LIBOR Plus 11.00% (Floor 1.00%), Current Coupon 12.75%, Secured Debt (Maturity - February 13, 2023) (8)	1 month LIBOR	3,929	3,851	3,929
		Preferred Stock (2,100 shares)	—	—	2,100	5,051
					5,951	8,980
Freeport Financial Funds (9) (15)	Investment Partnership	LP Interests (Freeport First Lien Loan Fund III, LP) (Fully diluted 6.00%) (16)	—	—	9,956	9,696
Gamber-Johnson Holdings, LLC (10) (13)	Manufacturer of Ruggedized Computer Mounting Systems	LIBOR Plus 7.50% (Floor 2.00%), Current Coupon 8.50%, Secured Debt (Maturity - June 24, 2021) (8)	1 month LIBOR	4,755	4,704	4,755
		Member Units (2,155 units) (16)	—	—	3,711	13,352
					8,415	18,107
Guerdon Modular Holdings, Inc. (10) (13)	Multi-Family and Commercial Modular Construction Company	16.00% Secured Debt (Maturity - October 1, 2019) (18)	None	3,147	3,116	—
		LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 10.60%, Secured Debt (Maturity - October 1, 2019) (8) (18)	3 month LIBOR	253	252	—
		Common Stock (53,008 shares)	—	—	746	—
		Class B Preferred Stock (101,250 shares)	—	—	285	—
					4,399	—
Gulf Publishing Holdings, LLC (10) (13)	Energy Industry Focused Media and Publishing	12.50% Secured Debt (Maturity - April 29, 2021)	None	3,134	3,112	3,124
		LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 11.21%, Secured Debt (Maturity - September 30, 2020) (8)	1 month LIBOR	70	70	70
		Member Units (920 units)	—	—	920	605
					4,102	3,799
Harris Preston Fund Investments (9) (15)	Investment Partnership	LP Interests (HPEP 3, LP) (Fully diluted 8.20%)	—	—	2,474	2,474
Hawk Ridge Systems, LLC (9) (10) (13)	Value-Added Reseller of Engineering Design and Manufacturing Solutions	11.00% Secured Debt (Maturity - December 2, 2021)	None	3,350	3,318	3,350
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.71%. Secured Debt (Maturity - December 2, 2021) (8)	1 month LIBOR	150	148	148
		Preferred Member Units (56 units) (16)	—	—	713	1,975
		Preferred Member Units (HRS Services, ULC) (56 units)	—	—	38	105
					4,217	5,578
J & J Services, Inc. (10) (13)	Provider of Dumpster Rental and Related Services	11.50% Secured Debt (Maturity - October 31, 2024)	None	4,400	4,315	4,315
		Preferred Member Units (704 units)	—	—	1,790	1,790
					6,105	6,105
Kickhaefer Manufacturing Company, LLC (10) (13)	Precision Metal Parts Manufacturing	11.50% Secured Debt (Maturity - October 31, 2023)	None	6,300	6,141	6,146
		9.00% Secured Debt (Maturity - October 31, 2048)	None	995	977	977
		Preferred Member Units (145 units)	—	—	3,060	3,060
		Member Units (KMC RE Investor, LLC) (200 units) (16)	—	—	248	290
					10,426	10,473

Market Force Information, Inc. (10) (13)	Provider of Customer Experience Management Services	6.00% Current / 6.00% PIK Secured Debt (Maturity - July 28, 2022)	3 month LIBOR	$5,792	$5,732	$5,625
		8.00% Secured Debt (Maturity - July 28, 2022)	None	697	697	674
		Member Units (170,000 units)	—	—	4,160	1,319
					10,589	7,618
M.H. Corbin Holding LLC (10) (13)	Manufacturer and Distributor of Traffic Safety Products	5.00% Current / 5.00% PIK Secured Debt (Maturity - March 31, 2022)	None	2,213	2,191	2,213
		Preferred Member Units (16,500 units)	—	—	1,100	1,192
		Common Units (1,000 units)	—	—	1,500	5
					4,791	3,410
Mystic Logistics Holdings, LLC (10) (13)	Logistics and Distribution Services Provider for Large Volume Mailers	12.00% Secured Debt (Maturity - August 15, 2019) (19)	None	1,563	1,561	1,561
		Common Stock (1,468 shares) (16)	—	—	680	2,103
					2,241	3,664
NexRev, LLC (10) (13)	Provider of Energy Efficiency Products & Services	11.00% Secured Debt (Maturity - February 28, 2023)	None	4,397	4,331	4,331
		Preferred Member Units (21,600,000 units) (16)	—	—	1,720	1,577
					6,051	5,908
NuStep, LLC (10) (13)	Designer, Manufacturer and Distributor of Fitness Equipment	12.00% Secured Debt (Maturity - January 31, 2022)	None	4,949	4,901	4,901
		Preferred Member Units (102 units)	—	—	2,550	2,550
					7,451	7,451
SI East, LLC (10) (13)	Rigid Industrial Packaging Manufacturing	9.50% Secured Debt (Maturity - August 31, 2023)	None	10,988	10,849	10,988
		Preferred Member Units (52 units) (16)	—	—	2,000	2,734
					12,849	13,722
Tedder Acquisition, LLC (10) (13)	Manufacturer of Firearm Holsters and Accessories	12.00% Secured Debt (Maturity - August 31, 2023)	None	4,100	4,003	4,066
		12.00% Secured Debt (Maturity - August 31, 2020)	None	160	158	158
		Preferred Member Units (110 units)	—	—	2,034	2,034
					6,195	6,258
Trantech Radiator Topco, LLC (10) (13)	Transformer Cooling Products and Services	12.00% Secured Debt (Maturity - May 31, 2024)	None	2,300	2,226	2,237
		Common Stock (154 shares) (16)	—	—	1,164	1,164
					3,390	3,401

Subtotal Affiliate Investments (4) (15% of total investments at fair value)					$144,006	$154,158
Non-Control/Non-Affiliate Investments (5)
AAC Holdings, Inc. (8)	Substance Abuse Treatment Service Provider	LIBOR Plus 11.75% (Floor 1.00%), Current Coupon 16.75%, Secured Debt (Maturity - June 30, 2023) (18)	3 month LIBOR	$14,449	$14,078	$9,392
		LIBOR Plus 11.00% (Floor 1.00%), Current Coupon 13.03%, Secured Debt (Maturity - April 15, 2020)	3 month LIBOR	2,227	2,069	2,172
					16,147	11,564
Adams Publishing Group, LLC (8) (11)	Local Newspaper Operator	LIBOR Plus 7.50% (Floor 1.50%), Current Coupon 9.44%, Secured Debt (Maturity - July 3, 2023)	3 month LIBOR	6,158	6,064	6,158
		LIBOR Plus 7.50% (Floor 1.50%), Current Coupon 9.45%, Secured Debt (Maturity - July 3, 2023)	3 month LIBOR	197	184	197
		PRIME Plus 4.00% (Floor 1.50%), Current Coupon 8.75%, Secured Debt (Maturity - July 3, 2023)	PRIME	5,000	4,930	5,000
					11,178	11,355
ADS Tactical, Inc. (8) (11)	Value-Added Logistics and Supply Chain Solutions Provider to the Defense Industry	LIBOR Plus 6.25% (Floor 0.75%), Current Coupon 8.10%, Secured Debt (Maturity - July 26, 2023)	2 month LIBOR	15,827	15,817	15,827
Aethon United BR, LP (8) (11)	Oil & Gas Exploration & Production	LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 8.46%, Secured Debt (Maturity - September 8, 2023) (14)	1 month LIBOR	$7,000	$6,918	$6,846
Allen Media, LLC (8)	Operator of Cable Television Networks	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.44%, Secured Debt (Maturity - August 30, 2023)	3 month LIBOR	16,270	15,895	15,863
American Nuts, LLC (8) (11)	Roaster, Mixer and Packager of Bulk Nuts and Seeds	LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 11.60%, Secured Debt (Maturity - April 10, 2023)	3 month LIBOR	12,241	11,950	12,241
American Teleconferencing Services, Ltd. (8)	Provider of Audio Conferencing and Video Collaboration Solutions	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.32%, Secured Debt (Maturity - June 8, 2023)	3 month LIBOR	14,150	13,715	8,511
American Trailer Rental Group LLC (10) (13)	Provider of Short Term Trailer and Container Rental	LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 9.34%, Secured Debt (Maturity - June 7, 2022) (8)	1 month LIBOR	6,772	6,659	6,772
		Member Units (Milton Meisler Holdings, LLC) (12,139 units)	—	—	1,214	2,135
					7,873	8,907
APTIM Corp	Engineering, Construction and Procurement	7.75% Secured Debt (Maturity - June 15, 2025)	None	6,952	6,255	4,171
Arcus Hunting, LLC (8) (11)	Manufacturer of Bowhunting and Archery Products and Accessories	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 9.10%, Secured Debt (Maturity - January 13, 2020)	1 month LIBOR	6,928	6,932	6,928
ASC Ortho Management Company, LLC (11)	Provider of Orthopedic Services	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 9.60%, Secured Debt (Maturity - August 31, 2023) (8)	3 month LIBOR	4,543	4,466	4,502
		13.25% PIK Secured Debt (Maturity - December 1, 2023) (14)	None	1,793	1,754	1,793
					6,220	6,295
ATI Investment Sub, Inc. (8)	Manufacturer of Solar Tracking Systems	LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 9.06%, Secured Debt (Maturity - June 22, 2021)	1 month LIBOR	2,885	2,842	2,853
ATX Networks Corp. (8) (9)	Provider of Radio Frequency Management Equipment	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.94%, Current Coupon plus PIK 8.94%, Secured Debt (Maturity - June 11, 2021)	3 month LIBOR	13,638	13,520	12,786
BarFly Ventures, LLC (11)	Casual Restaurant Group	12.00% Secured Debt (Maturity - August 31, 2020)	None	3,395	3,378	2,580
		Warrants (.410 equivalent units, Expiration - August 31, 2025)	—	—	158	—
		Options (.99 equivalent units)	—	—	202	—
					3,738	2,580
BBB Tank Services, LLC (10) (13)	Maintenance, Repair and Construction Services to the Above-Ground Storage Tank Market	LIBOR Plus 11.00% (Floor 1.00%), Current Coupon 12.71%, Secured Debt (Maturity - April 8, 2021) (8)	1 month LIBOR	1,200	1,197	1,177
		Preferred Stock (non-voting) (28,280 units) (16)	—	—	33	33
		Member Units (200,000 units)	—	—	200	73
					1,430	1,283
Berry Aviation, Inc. (11)	Charter Airline Services	10.50% Current / 1.50% PIK, Secured Debt (Maturity - January 6, 2024) (14)	None	4,548	4,494	4,548
		Preferred Member Units (Berry Acquisition, LLC) (1,548,387 units, 8.00% cumulative) (16)	—	—	1,548	776
		Preferred Member Units (Berry Acquisition, LLC) (122,416 units, 16.00% cumulative) (16)	—	—	122	125
					6,164	5,449
BigName Commerce, LLC (8) (11)	Provider of Envelopes and Complimentary Stationery Products	LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 9.35%, Secured Debt (Maturity - May 11, 2022)	3 month LIBOR	2,232	2,218	2,232
Binswanger Enterprises, LLC (11)	Glass Repair and Installation Service Provider	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 10.41%, Secured Debt (Maturity - March 9, 2022) (8)	3 month LIBOR	13,635	13,345	13,635
		Member Units (1,050,000 units)	—	—	1,050	950
					14,395	14,585
Bluestem Brands, Inc. (8)	Multi-Channel Retailer of General Merchandise	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 9.30%, Secured Debt (Maturity - November 6, 2020)	3 month LIBOR	$11,391	$11,339	$8,550
Boccella Precast Products, LLC (10) (13)	Manufacturer of Precast Hollow Core Concrete	LIBOR Plus 12.00% (Floor 1.00%), Current Coupon 14.10%, Secured Debt (Maturity - June 30, 2022) (8)	3 month LIBOR	3,311	3,262	3,311
		Member Units (540,000 units) (16)	—	—	564	1,567
					3,826	4,878
Brightwood Capital Fund Investments (9) (15)	Investment Partnership	LP Interests (Brightwood Capital Fund III, LP) (Fully diluted 1.60%) (16)	—	—	3,815	3,018
		LP Interests (Brightwood Capital Fund IV, LP) (Fully diluted 0.80%) (16)	—	—	9,037	9,009
					12,852	12,027
Buca C, LLC (10) (13)	Casual Restaurant Group	LIBOR Plus 9.25% (Floor 1.00%), Current Coupon 10.94%, Secured Debt (Maturity - June 30, 2020) (8)	1 month LIBOR	12,669	12,639	12,530
		Preferred Member Units (4 units, 6.00% cumulative) (16)	—	—	3,040	3,135
					15,679	15,665
Cadence Aerospace, LLC (8) (11)	Aerospace Manufacturing	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.43%, Secured Debt (Maturity - November 14, 2023)	3 month LIBOR	19,272	19,135	19,273
CAI Software, LLC (10) (13)	Provider of Specialized Enterprise Resource Planning Software	11.00% Secured Debt (Maturity - December 7, 2023)	None	2,290	2,299	2,290
		Member Units (16,742 units) (16)	—	—	188	1,303
					2,487	3,593
Cenveo Corporation	Provider of Digital Marketing Agency Services	LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 11.21%, Secured Debt (Maturity - June 7, 2023) (8)	3 month LIBOR	4,449	4,177	4,449
		Common Stock (138,889 shares)	—	—	4,163	2,292
					8,340	6,741
Chisholm Energy Holdings, LLC (8) (11)	Oil and Gas Exploration and Production	LIBOR Plus 6.25% (Floor 1.50%), Current Coupon 8.16%, Secured Debt (Maturity - May 15, 2026) (14)	3 month LIBOR	3,571	3,477	3,489
Clarius BIGS, LLC (11)	Prints & Advertising Film Financing	15.00% PIK Secured Debt (Maturity - January 5, 2015) (18)	None	2,100	1,842	29
		20.00% PIK Secured Debt (Maturity - January 5, 2015) (18)	None	763	670	11
					2,512	40
Clickbooth.com, LLC (8) (11)	Provider of Digital Advertising Performance Marketing Solutions	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 10.59%, Secured Debt (Maturity - December 5, 2022)	3 month LIBOR	2,663	2,625	2,663
Construction Supply Investments, LLC (11)	Distribution Platform of Specialty Construction Materials to Professional Concrete and Masonry Contractors	Member units (42,207 units)	—	—	4,866	7,669
CTVSH, PLLC (8) (11) (13)	Emergency Care and Specialty Service Animal Hospital	LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.91%, Secured Debt (Maturity - August 3, 2022)	1 month LIBOR	2,525	2,494	2,525
Datacom, LLC (10) (13)	Technology and Telecommunications Provider	5.25% Current / 5.25% PIK, Current Coupon 10.50% Secured Debt (Maturity - May 31, 2021) (18)	None	1,376	1,315	1,116
		8.00% Secured Debt (Maturity - May 31, 2021) (18)	None	200	200	179
		Class A Preferred Member Units (1,530 units)	—	—	144	—
		Class B Preferred Member Units (717 units)	—	—	670	—
					2,329	1,295
Digital River, Inc. (8)	Provider of Outsourced e-Commerce Solutions and Services	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.90%, Secured Debt (Maturity - February 12, 2021)	3 month LIBOR	9,759	9,725	9,734

DTE Enterprises, LLC (11)	Industrial Powertrain Repair and Services	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 9.24%, Secured Debt (Maturity - April 13, 2023) (8)	1 month LIBOR	$10,992	$10,831	$10,992
		Class AA Preferred Member Units (non-voting) (16)	—	—	838	859
		Class A Preferred Member Units (776,316 units) (16)	—	—	776	1,490
					12,445	13,341
Dynamic Communities, LLC (8) (11)	Developer of Business Events and Online Community Groups	LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.71%, Secured Debt (Maturity - July 17, 2023)	3 month LIBOR	5,425	5,341	5,425
Epic Y-Grade Services, LP (8)	NGL Transportation & Storage	LIBOR Plus 6.00% (Floor 0.00%), Current Coupon 8.04%, Secured Debt (Maturity - June 13, 2024)	3 month LIBOR	10,275	10,115	10,050
Evergreen Skills Lux S.á r.l. (d/b/a Skillsoft) (8) (9)	Technology-Based Performance Support Solutions	LIBOR Plus 8.25% (Floor 1.00%), Current Coupon 10.45%, Secured Debt (Maturity - April 28, 2022) (14)	6 month LIBOR	10,901	10,669	3,060
Felix Investments Holdings II, LLC (8) (11)	Oil and Gas Exploration and Production	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.40%, Secured Debt (Maturity - August 9, 2022)	1 month LIBOR	5,000	4,937	5,000
Flavors Holdings, Inc. (8)	Global Provider of Flavoring and Sweetening Products and Solutions	LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 7.69%, Secured Debt (Maturity - April 3, 2020)	3 month LIBOR	10,719	10,667	10,076
GoWireless Holdings, Inc. (8)	Provider of Wireless Telecommunications Carrier Services	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.30%, Secured Debt (Maturity - December 22, 2024)	3 month LIBOR	14,910	14,803	14,377
HDC/HW Intermediate Holdings, LLC (8) (11)	Managed Services and Hosting Provider	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 9.45%, Secured Debt (Maturity - December 21, 2023)	3 month LIBOR	1,961	1,928	1,958
Hoover Group, Inc. (8) (9) (11)	Provider of Storage Tanks and Related Products to the Energy and Petrochemical Markets	LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 9.16%, Secured Debt (Maturity - January 28, 2021)	3 month LIBOR	22,045	21,529	20,391
Hunter Defense Technologies, Inc. (8) (11)	Provider of Military and Commercial Shelters and Systems	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.94%, Secured Debt (Maturity - March 29, 2023)	3 month LIBOR	15,944	15,676	15,944
HW Temps, LLC (10) (13)	Temporary Staffing Solutions	8.00% Secured Debt (Maturity - March 29, 2023)	None	2,545	2,498	2,230
Hydrofarm Holdings, LLC (8) (11)	Wholesaler of Horticultural Products	LIBOR Plus 10.00%, Current Coupon 3.54% / 8.26% PIK, Current Coupon Plus PIK 11.80%, Secured Debt (Maturity - May 12, 2022)	1 month LIBOR	7,658	7,573	6,410
Hyperion Materials & Technologies, Inc. (8)	Manufacturer of Cutting and Machine Tools and Specialty Polishing Compounds	LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 7.30%, Secured Debt (Maturity - August 28, 2026)	1 month LIBOR	7,500	7,355	7,425
iEnergizer Limited (8) (9) (11)	Provider of Business Outsourcing Solutions	LIBOR Plus 6.00% (Floor 1.25%), Current Coupon 7.79%, Secured Debt (Maturity - April 17, 2024)	1 month LIBOR	12,963	12,848	12,963
Implus Footcare, LLC (8) (11)	Provider of Footwear and Related Accessories	LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 8.19%, Secured Debt (Maturity - April 30, 2024)	3 month LIBOR	16,977	16,644	16,655
Independent Pet Partners Intermediate Holdings, LLC (11)	Omnichannel Retailer of Specialty Pet Products	LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.89%, Secured Debt (Maturity - November 19, 2023) (8)	3 month LIBOR	14,376	14,120	14,376
		Member Units (1,191,667 units)	—	—	1,192	964
					15,312	15,340
Industrial Services Acquisitions, LLC (11)	Industrial Cleaning Services	6.00% Current / 7.00% PIK, Current Coupon 13.00%, Unsecured Debt (Maturity - December 17, 2022) (17)	None	12,014	11,990	12,014
		Member Units (Industrial Services Investments, LLC) (336 units; 10.00% cumulative)	—	—	202	202
		Preferred Member Units (Industrial Services Investments, LLC) (187 units; 20.00% cumulative)	—	—	124	124
		Member Units (Industrial Services Investments, LLC) (2,100 units)	—	—	2,100	1,191
					14,416	13,531
Interface Security Systems, L.L.C. (8) (11)	Commercial Security and Alarm Services	LIBOR Plus 7.00% (Floor 1.75%), Current Coupon 8.80%, Secured Debt (Maturity - August 7, 2023)	1 month LIBOR	$7,500	$7,363	$7,363
Intermedia Holdings, Inc. (8)	Unified Communications as a Service	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.80%, Secured Debt (Maturity - July 19, 2025)	1 month LIBOR	3,516	3,487	3,525
Invincible Boat Company, LLC (8) (11)	Manufacturer of Sport Fishing Boats	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.45%, Secured Debt (Maturity - August 28, 2025)	3 month LIBOR	9,873	9,773	9,773
Isagenix International, LLC (8)	Direct Marketer of Health and Wellness Products	LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 7.70%, Secured Debt (Maturity - June 14, 2025)	3 month LIBOR	5,943	5,893	4,273
JAB Wireless, Inc. (8) (11)	Fixed Wireless Broadband Provider	LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.74%, Secured Debt (Maturity - May 2, 2023)	3 month LIBOR	14,775	14,668	14,775
Jackmont Hospitality, Inc. (8) (11)	Franchisee of Casual Dining Restaurants	LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 8.45%, Secured Debt (Maturity - May 26, 2021)	1 month LIBOR	8,119	8,111	8,119
Joerns Healthcare, LLC (8)	Manufacturer and Distributor of Health Care Equipment & Supplies	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.91%, Secured Debt (Maturity - August 21, 2024)	3 month LIBOR	3,335	3,276	3,276
		Common Stock (472,579 shares)	—	—	3,678	3,678
					6,954	6,954
Kemp Technologies, Inc. (8) (11)	Provider of Application Delivery Controllers	LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 8.17%, Secured Debt (Maturity - March 29, 2024)	1 month LIBOR	7,463	7,326	7,463
Knight Energy Services LLC (11)	Oil and Gas Equipment & Services	8.50% PIK Secured Debt (Maturity - February 9, 2024)	None	828	828	828
		Class A-2 Shares (25,692 units)	—	—	1,843	1,843
					2,671	2,671
Kore Wireless Group, Inc. (8)	Mission Critical Software Platform	LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 7.44%, Secured Debt (Maturity - December 20, 2024)	3 month LIBOR	6,061	6,036	6,023
Larchmont Resources, LLC (9)	Oil & Gas Exploration & Production	LIBOR Plus 7.00% (Floor 1.00%) PIK, 8.89% PIK, Secured Debt (Maturity - August 7, 2020) (8)	3 month LIBOR	3,614	3,638	3,352
		Member units (Larchmont Intermediate Holdco, LLC) (4,806 units)	—	—	601	1,201
					4,239	4,553
Laredo Energy VI, LP (8) (11)	Oil and Gas Exploration and Production	LIBOR Plus 9.63 (Floor 2.00%), Current Coupon 5.38% / 6.26% PIK, Current Coupon PIK 11.64%, Secured Debt (Maturity - November 19, 2021)	3 month LIBOR	11,228	11,093	10,554
Lightbox Holdings, L.P. (8)	Provider of Commercial Real Estate Software	LIBOR Plus 5.00% (Floor 0.00%), Current Coupon 6.74%, Secured Debt (Maturity - May 9, 2026)	1 month LIBOR	4,975	4,904	4,913
LL Management, Inc. (8) (11)	Medical Transportation Service Provider	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.56%, Secured Debt (Maturity - September 25, 2023)	3 month LIBOR	13,719	13,590	13,719
Logix Acquisition Company, LLC (8) (11)	Competitive Local Exchange Carrier	LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 7.55%, Secured Debt (Maturity - December 22, 2024) (23)	1 month LIBOR	12,756	12,682	12,628
LSF9 Atlantis Holdings, LLC (8)	Provider of Wireless Telecommunications Carrier Services	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.74%, Secured Debt (Maturity - May 1, 2023)	1 month LIBOR	13,124	13,059	12,157
Lulu’s Fashion Lounge, LLC (8) (11)	Fast Fashion E-Commerce Retailer	LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.80%, Secured Debt (Maturity - August 28, 2022)	1 month LIBOR	5,668	5,533	5,554
Lynx FBO Operating LLC (11)	Fixed Based Operator in the General Aviation Industry	LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 7.86%, Secured Debt (Maturity - September 30, 2024) (8)	3 month LIBOR	13,750	13,451	13,487
		Member Units (3,704 units)	—	—	500	500
					13,951	13,987

Mac Lean-Fogg Company (11)	Manufacturer and Supplier for Auto and Power Markets	LIBOR Plus 5.00% (Floor 0.00%), Current Coupon 6.80%, Secured Debt (Maturity - December 22, 2025) (8)	1 month LIBOR	$7,135	$7,083	$7,135
		Preferred Stock (650 shares; 4.50% Cash / 9.25% PIK, cumulative) (16)	—	—	771	771
					7,854	7,906
Mariner CLO 7, Ltd. (9) (15)	Structured Finance	Subordinated Structured Notes (estimated yield of 8.30% due April 30, 2032)	—	25,935	22,810	19,028
Mills Fleet Farm Group LLC (8) (11)	Omnichannel Retailer of Work, Farm and Lifestyle Merchandise	LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 8.29% / 0.75% PIK, Current Coupon Plus PIK 9.04%, Secured Debt (Maturity - October 24, 2024)	3 month LIBOR	14,883	14,556	14,184
NinjaTrader, LLC (8) (11)	Operator of Futures Trading Platform	LIBOR Plus 6.00% (Floor 1.50%), Current Coupon 9.04%, Secured Debt (Maturity - December 18, 2024)	1 month LIBOR	9,675	9,490	9,490
NNE Partners, LLC (8) (11)	Oil and Gas Exploration and Production	LIBOR Plus 8.00% (Floor 0.00%), Current Coupon 9.91%, Secured Debt (Maturity - March 2, 2022)	3 month LIBOR	20,417	20,320	20,172
North American Lifting Holdings, Inc. (8)	Crane Service Provider	LIBOR Plus 4.50% (Floor 1.00%), Current Coupon 6.44%, Secured Debt (Maturity - November 27, 2020)	3 month LIBOR	6,179	5,959	5,228
Novetta Solutions, LLC (8)	Provider of Advanced Analytics Solutions for Defense Agencies	LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.80%, Secured Debt (Maturity - October 17, 2022)	1 month LIBOR	14,823	14,573	14,604
NTM Acquisition Corp. (8)	Provider of B2B Travel Information Content	LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 8.05%, Secured Debt (Maturity - June 7, 2022)	1 month LIBOR	4,518	4,490	4,518
Pasha Group (8)	Diversified Logistics and Transportation Provided	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 9.35%, Secured Debt (Maturity - January 26, 2023)	2 month LIBOR	8,984	8,781	9,074
Permian Holdco 2, Inc.	Storage Tank Manufacturer	14.00% PIK Unsecured Debt (Maturity - October 15, 2021) (17)	None	1,138	1,138	851
		18.00% PIK Unsecured Debt (Maturity - June 30, 2022) (17)	None	794	794	794
		Series A Preferred Shares (Permian Holdco 1, Inc.) (386,255 shares)	—	—	1,997	250
		Common Shares (Permian Holdco 1, Inc.) (386,255 shares)	—	—	—	—
					3,929	1,895
PricewaterhouseCoopers Public Sector LLP (8)	Provider of Consulting Services to Governments	LIBOR Plus 8.00% (Floor 0.00%), Current Coupon 9.80%, Secured Debt (Maturity - May 1, 2026) (14)	1 month LIBOR	14,100	14,057	13,889
RM Bidder, LLC (11)	Scripted and Unscripted TV and Digital Programming Provider	Common Stock (1,854 shares)	—	—	31	12
		Series A Warrants (124,915 equivalent units, Expiration - October 20, 2025)	—	—	284	—
		Series B Warrants (93,686 equivalent units, Expiration - October 20, 2025)	—	—	—	—
					315	12
Salient Partners, LP (8) (11)	Provider of Asset Management Services	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.80%, Secured Debt (Maturity - June 9, 2021)	1 month LIBOR	6,450	6,511	6,450
Slick Software Holdings LLC (10) (13)	Text Message Marketing Platform	14.00% Secured Debt (Maturity - September 13, 2023)	None	1,590	1,336	1,336
		Member units (17,500 units) (16)	—	—	175	270
		Warrants (4,521 equivalent units, Expiration - September 13, 2028)	—	—	45	73
					1,556	1,679
Smart Modular Technologies, Inc. (8) (9) (11)	Provider of Specialty Memory Solutions	LIBOR Plus 6.25%, (Floor 1.00%), Current Coupon 8.16%, Secured Debt (Maturity - August 9, 2022)	3 month LIBOR	18,484	18,340	18,669
TEAM Public Choices, LLC (8) (11)	Home-Based Care Employment Service Provider	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.80%, Secured Debt (Maturity - September 20, 2024)	1 month LIBOR	9,626	9,530	9,529
TE Holdings, LLC	Oil and Gas Exploration and Production	Common Units (72,785 units)	—	—	728	—
TGP Holdings III LLC (8)	Outdoor Cooking & Accessories	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 10.30%, Secured Debt (Maturity - September 25, 2025) (14)	1 month LIBOR	$5,000	$5,000	$4,675
TMC Merger Sub Corp (8)	Refractory & Maintenance Services Provider	LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 8.56%, Secured Debt (Maturity - October 31, 2022) (25)	1 month LIBOR	16,835	16,691	16,689
TOMS Shoes, LLC	Global Designer, Distributor, and Retailer of Casual Footwear	LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 7.46%, Secured Debt (Maturity - September 30, 2025) (8)	3 month LIBOR	571	571	571
		LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.96%, Secured Debt (Maturity - December 31, 2025) (8) (14)	3 month LIBOR	1,637	1,637	1,637
		Member Units (13,866 units)	—	—	220	220
					2,428	2,428
USA DeBusk LLC (8) (11)	Provider of Industrial Cleaning Services	LIBOR Plus 5.75%, (Floor 1.00%), Current Coupon 7.54%, Secured Debt (Maturity - October 22, 2024)	1 month LIBOR	20,000	19,615	19,615
U.S. Telepacific Corp. (8)	Provider of Communications and Managed Services	LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.94%, Secured Debt (Maturity - May 2, 2023)	3 month LIBOR	12,500	12,297	12,032
Vida Capital, Inc. (8)	Alternative Asset Manager	LIBOR Plus 6.00% (Floor 0.00%), Current Coupon 7.93%, Secured Debt (Maturity - October 1, 2026)	3 month LIBOR	7,500	7,391	7,425
VIP Cinema Holdings, Inc. (8)	Supplier of Luxury Seating to the Cinema Industry	LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.91%, Secured Debt (Maturity - March 1, 2023) (18)	3 month LIBOR	8,750	8,724	4,611
Vistar Media, Inc. (11)	Operator of Digital Out-of-Home Advertising Platform	LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 10.00%, Secured Debt (Maturity - April 3, 2023) (8)	3 month LIBOR	4,963	4,790	4,963
		Warrants (69,675 equivalent units, Expiration - April 3, 2029)	—	—	—	1,630
		Preferred Stock (70,207 shares)	—	—	767	1,610
					5,557	8,203
Volusion, LLC (10) (13)	Provider of Online Software-as-a-Service eCommerce Solutions	11.50% Secured Debt (Maturity - January 24, 2020)	None	8,672	8,611	8,290
		8.00% Unsecured Convertible Debt (Maturity - November 16, 2023)	None	175	175	124
		Preferred Member Units (2,090,001 units)	—	—	6,000	6,000
		Warrants (784,866.80 equivalent units, Expiration - January 26, 2025)	—	—	1,104	64
					15,890	14,478
Wireless Vision Holdings, LLC (8) (11)	Provider of Wireless Telecommunications Carrier Services	LIBOR Plus 9.65% (Floor 1.00%), Current Coupon 11.66% / 1.00% PIK, Current Coupon Plus PIK 12.66%, Secured Debt (Maturity - September 29, 2022) (23)	1 month LIBOR	7,148	7,023	7,148
		LIBOR Plus 9.91% (Floor 1.00%), Current Coupon 11.61% / 1.00% PIK, Current Coupon Plus PIK 12.61%, Secured Debt (Maturity - September 29, 2022) (23)	1 month LIBOR	6,213	6,029	6,213
					13,052	13,361
YS Garments, LLC (8)	Designer and Provider of Branded Activewear	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.62%, Secured Debt (Maturity - August 9, 2024)	1 month LIBOR	7,266	7,206	7,201
Subtotal Non-Control/Non-Affiliate Investments (5) (82% of total portfolio investments at fair value)					$878,632	$838,643

Total Portfolio Investments					$1,040,055	$1,027,597
Short Term Investments (20)
Fidelity Institutional Money Market Funds (21)	—	Prime Money Market Portfolio, Class III Shares	—	—	$3,482	$3,482
US Bank Money Market Account (21)	—	—	—	—	15,973	15,973

Total Short Term Investments					$19,455	$19,455
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
(3) See Note 3 — Fair Value Hierarchy for Investments for summary geographic location of portfolio companies.
(4) Affiliate investments are defined by the Investment Company Act of 1940, as amended (the “1940 Act”), as investments in which between 5% and 25% of the voting securities are owned, or an investment in an investment company’s investment adviser, and the investments are not classified as Control investments. Fair value as of December 31, 2018 and December 31, 2019 along with transactions during the year ended December 31, 2019 in these affiliated investments were as follows (in thousands):

		Twelve Months Ended December 31, 2019				Twelve Months Ended December 31, 2019
Affiliate Investments	Fair Value at December 31, 2018	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)***	Fair Value at December 31, 2019	Net Realized Gain (Loss)	Interest Income	Fee Income	Dividend Income

AFG Capital Group, LLC
Term loan	$—	$260	$(51)	$—	$209	$—	$16	$—	$—
Member units	995	1	—	299	1,295	—	—	—	(10)
Warrants	237	195	(260)	(172)	—	195	—	—	—
Analytical Systems Keco, LLC
Term loan	—	1,403	(143)	6	1,266	—	69	—	—
Preferred member units	—	800	—	—	800	—	—	—	—
Warrants	—	79	—	—	79	—	—	—	—
Brewer Crane Holdings, LLC
Term loan	2,347	10	(124)	—	2,233	—	297	—	—
Preferred member units	1,070	—	—	—	1,070	—	—	—	30
Centre Technologies Holdings, LLC
Term loan	—	3,069	(67)	6	3,008	—	362	30	—
Preferred member units	—	1,460	—	—	1,460	—	—	—	—
Chamberlin Holding, LLC
Term loan	4,933	28	(608)	90	4,443	—	633	75	—
Member units	4,735	—	—	1,274	6,009	—	—	—	276
Member units (Langfield RE, LLC)	183	79	—	101	363	—	—	—	90
Charlotte Russe, Inc.
Term loan	3,090	—	(6,236)	3,146	—	(5,430)	(84)	—	—
Charps, LLC
Term loan	2,975	452	(3,374)	(53)	—	—	236	—	—
Term loan	—	500	—	—	500	—	4	2	—
Preferred member units	568	—	—	1,162	1,730	—	—	—	134
Clad-Rex Steel, LLC
Term loan	3,020	14	(300)	(38)	2,696	—	348	—	—
Member units	2,653	—	—	(245)	2,408	—	1	—	67
Term loan (Clad-Rex Steel RE Investor, LLC)	288	—	(5)	(1)	282	—	29	—	—
Member units (Clad-Rex Steel RE Investor, LLC)	88	—	—	27	115	—	—	—	—
Copper Trail Energy Fund I, LP
LP interests	—	4,029	(1,916)	(470)	1,643	—	—	17	(250)
Digital Products Holdings, LLC
Term loan	6,320	42	(1,530)	(221)	4,611	—	756	—	—
Preferred member units	2,116	259	—	(1,081)	1,294	—	—	—	37
Direct Marketing Solutions, Inc.
Term loan	4,404	29	(574)	70	3,929	—	612	—	—
Preferred stock	3,725	—	—	1,326	5,051	—	—	—	—
Freeport Financial Funds
LP interests	10,980	798	(1,998)	(84)	9,696	—	—	—	1,033
Gamber-Johnson Holdings, LLC
Term loan	5,371	23	(616)	(23)	4,755	—	503	—	—
Member units	11,365	—	—	1,987	13,352	—	—	—	930
Guerdon Modular Holdings, Inc.
Term loan	3,001	11	(19)	(2,993)	—	—	(252)	—	—
Term loan	—	252	—	(252)	—	—	2	3	—
Common stock	—	—	—	—	—	—	—	—	—
Class B preferred stock	—	—	—	—	—	—	—	—	—
Gulf Publishing Holdings, LLC
Term loan	3,131	14	(33)	12	3,124	—	412	—	—
Term loan	—	80	(10)	—	70	—	6	—	—
Member units	1,030	1	—	(426)	605	—	—	—	—
Harris Preston Fund Investments
LP interests (HPEP 3, LP)	1,733	741	—	—	2,474	—	—	—	—
LP interests (2717 HM, LP)	1,133	1,195	(2,328)	—	—	—	—	—	—

Hawk Ridge Systems, LLC
Term loan	$3,575	$17	$(225)	$(17)	$3,350	$—	$379	$—	$—
Term loan	—	151	(3)	—	148	—	1	—	—
Preferred member units	1,815	—	—	160	1,975	—	—	—	94
Preferred member units (HRS Services, ULC)	95	—	—	10	105	—	—	—	—
HW Temps, LLC
Term loan	2,484	391	(2,875)	—	—	—	—	—	—
Preferred member units	986	—	(986)	—	—	—	—	—	—
J&J Services, Inc.
Term loan	—	4,403	(88)	—	4,315	—	90	—	—
Preferred stock	—	1,790	—	—	1,790	—	—	—	—
Kickhaefer Manufacturing Company, LLC
Term loan	6,795	51	(700)	—	6,146	—	846	—	—
Term loan	259	3	(266)	4	—	—	5	—	—
Term loan	991	—	(14)	—	977	—	90	—	—
Member units	248	—	—	42	290	—	—	—	—
Member units (KMC RE Investor, LLC)	3,060	—	—	—	3,060	—	—	—	27
Market Force Information, Inc.
Term loan	5,617	115	(1)	(106)	5,625	—	787	—	—
Term loan	50	696	(50)	(22)	674	—	33	—	—
Member units	3,275	485	—	(2,441)	1,319	—	—	—	—
M.H. Corbin Holding, LLC
Term loan	2,934	272	(1,115)	122	2,213	10	291	—	—
Preferred member units	250	—	—	(245)	5	—	—	—	—
Common units	—	1,100	—	92	1,192	—	—	—	—
Mystic Logistics Holdings, LLC
Term loan	1,877	10	(320)	(6)	1,561	—	222	—	—
Common stock	52	1	—	2,050	2,103	—	—	—	67
NexRev, LLC
Term loan	4,322	218	(161)	(48)	4,331	—	506	—	—
Preferred member units	1,972	—	—	(395)	1,577	—	—	—	49
NuStep, LLC
Term loan	5,073	28	(200)	—	4,901	—	655	—	—
Preferred member units	2,550	—	—	—	2,550	—	—	—	—
SI East, LLC
Term loan	11,582	41	(762)	127	10,988	—	1,227	—	—
Preferred member units	2,000	—	—	734	2,734	—	—	—	153
SoftTouch Medical Holdings, LLC
Term loan	—	—	—	—	—	(41)	—	—	—
Tedder Acquisition, LLC
Term loan	3,983	20	(1)	64	4,066	—	518	—	—
Term loan	118	300	(260)	—	158	—	16	1	—
Preferred member units	1,869	165	—	—	2,034	—	—	—	—
Trantech Radiator Topco, LLC
Term loan	—	2,616	(378)	(1)	2,237	—	195	—	—
Common stock	—	1,164	—	—	1,164	—	—	—	17

Total Affiliate Investments	$149,323	$29,861	$(28,597)	$3,571	$154,158	$(5,266)	$9,811	$128	$2,744
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
(6) Control investments are defined by the 1940 Act as investments in which more than 25% of the voting securities are owned or where the ability to nominate greater than 50% of the board representation is maintained. Fair value as of December 31, 2018 and December 31, 2019 along with transactions during the year ended December 31, 2019 in these controlled investments were as follows (in thousands):

		Twelve Months Ended December 31, 2019				Twelve Months Ended December 31, 2019
Control Investments	Fair Value at December 31, 2018	Gross Additions (Cost)**	Gross Reductions (Cost)***	Net Unrealized Gain (Loss)	Fair Value at December 31, 2019	Net Realized Gain (Loss)	Interest Income	Fee Income	Dividend Income

Copper Trail Energy Fund I, LP
LP interests	$4,468	$23	$(4,491)	$—	$—	$—	$—	$—	$—
CTMH, LP
LP interests	872	—	—	—	872	—	—	—	—
GRT Rubber Technologies, LLC
Term loan	4,797	2,603	—	(4)	7,396	—	596	—	—
Member units	19,239	—	—	4,133	23,372	—	—	71	5,439
Harris Preston Fund Investments
LP interests (2717 HM, LP)	—	3,328	(497)	325	3,156	—	—	—	—
HMS-ORIX SLF LLC*
Membership interests	26,351	—	(30,001)	3,650	—	(633)	—	—	546

Total Control Investments	$55,727	$5,954	$(34,989)	$8,104	$34,796	$(633)	$596	$71	$5,985
* Together with ORIX Funds Corp. (“Orix”), the Company previously co-invested through HMS-ORIX SLF LLC (“HMS-ORIX”), which was organized as a Delaware limited liability company. Pursuant to the terms of the limited liability company agreement and through representation on the HMS-ORIX Board of Managers, the Company and Orix each had 50% voting control of HMS-ORIX and together agreed on all portfolio and investment decisions as well as all other significant actions for HMS-ORIX. Although the Company owned more than 25% of the voting securities of HMS-ORIX, the Company did not have sole control over significant actions of HMS-ORIX for purposes of the 1940 Act or otherwise. HMS-ORIX was fully liquidated on September 26, 2019.
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
(9) The investment is not a qualifying asset under the 1940 Act. A business development company (“BDC”) may not acquire any asset other than qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of the BDC’s total assets. As of December 31, 2019, approximately 12.2% of the Company’s investments were considered non-qualifying.
(10) Investment is classified as a Lower Middle Market investment.
(11) Investment is classified as a Private Loan portfolio investment.
(12) Investment or portion of investment is under contract to purchase and met trade date accounting criteria as of December 31, 2019. Settlement occurred or is scheduled to occur after December 31, 2019. See Note 2 — Basis of Presentation and Summary of Significant Accounting Policies for Summary of Security Transactions.
(13) Investment serviced by Main Street pursuant to servicing arrangements with the Company.
(14) Second lien secured debt investment.
(15) Investment is classified as an Other Portfolio investment.
(16) Income producing through dividends or distributions.
(17) Unsecured debt investment.
(18) Investment is on non-accrual status as of December 31, 2019.
(19) Maturity date is under on-going negotiations with the portfolio company and other lenders, if applicable.
(20) Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less.
(21) Effective yield as of December 31, 2019 was approximately 0.15% at US Bank Money Market Account and 1.24% at Fidelity Institutional Money Market Funds.
(22) The 1, 2, 3 and 6 month LIBOR rates were 1.76%, 1.83%, 1.91% and 1.91%, respectively, as of December 31, 2019. The actual LIBOR rate for each loan listed may not be the applicable LIBOR rate as of December 31, 2019, as the loan may have been priced or repriced based on a LIBOR rate prior to or subsequent to December 31, 2019. The prime rate was 4.75% as of December 31, 2019.
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

HMS Income Fund, Inc. Consolidated Schedule of Investments
As of December 31, 2018
(dollars in thousands)
Portfolio Company (1) (3)	Business Description	Type of Investment (2) (3)	Index Rate (22)	Principal (7)	Cost (7)	Fair Value (26)

Control Investments (6)
Copper Trail Energy Fund I, LP (9) (15)	Investment Partnership	LP Interests (Copper Trail Energy Fund I, LP) (Fully diluted 30.1%) (16)	—	$—	$3,745	$4,468
CTMH, LP (9) (15)	Investment Partnership	LP Interests (CTMH, LP) (Fully diluted 38.80%) (16)	—	—	872	872
GRT Rubber Technologies, LLC (10) (13)	Engineered Rubber Product Manufacturer	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 9.35%, Secured Debt (Maturity - December 31, 2023) (8)	1 month LIBOR	4,797	4,770	4,797
		Member Units (2,896 units) (16)	—	—	6,434	19,239
					11,204	24,036
HMS-ORIX SLF LLC (9) (15)	Investment Partnership	Membership Interests (Fully diluted 60.00%) (16)	—	—	30,000	26,351

Subtotal Control Investments (6) (5% of total investments at fair value)					$45,821	$55,727
Affiliate Investments (4)
AFG Capital Group, LLC (10) (13)	Provider of Rent-to-Own Financing Solutions and Services	Member Units (46 shares) (16)	—	$—	$300	$995
		Warrants (10 equivalent shares, Expiration - November 7, 2024)	—	—	65	237
					365	1,232
Brewer Crane Holdings, LLC (10) (13)	Provider of Crane Rental and Operating Services	LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 12.35%, Secured Debt (Maturity - January 9, 2023) (8)	1 month LIBOR	2,387	2,347	2,347
		Preferred Member Units (737 units) (16)	—	—	1,070	1,070
					3,417	3,417
Chamberlin Holding, LLC (10) (13)	Roofing and Waterproofing Specialty Subcontractor	LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 12.75%, Secured Debt (Maturity - February 23, 2023) (8)	1 month LIBOR	5,051	4,933	4,933
		Member Units (1,087 units) (16)	—	—	2,860	4,735
		Member Units (Langfield RE, LLC) (1 unit) (16)	—	—	183	183
					7,976	9,851
Charlotte Russe, Inc.	Fast-Fashion Retailer to Young Women	8.50% Secured Debt (Maturity - February 2, 2023)	None	6,237	6,237	3,090
		Common Stock (14,973 shares)	—	—	2,470	—
					8,707	3,090
Charps, LLC (10) (13)	Pipeline Maintenance and Construction	12.00% Secured Debt (Maturity - February 3, 2022)	None	2,975	2,922	2,975
		Preferred Member Units (400 units) (16)	—	—	100	568
					3,022	3,543
Clad-Rex Steel, LLC (10) (13)	Specialty Manufacturer of Vinyl-Clad Metal	LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 11.35%, Secured Debt (Maturity - December 20, 2021) (8)	1 month LIBOR	3,020	2,979	3,020
		Member Units (179 units) (16)	—	—	1,820	2,653
		10.00% Secured Debt (Clad-Rex Steel RE Investor, LLC) (Maturity - December 19, 2036)	None	291	288	288
		Member Units (Clad-Rex Steel RE Investor, LLC) (200 units)	—	—	53	88
					5,140	6,049
Digital Products Holdings LLC (10) (13)	Designer and Distributor of Consumer Electronics	LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 12.38%, Secured Debt (Maturity - March 31, 2023) (8)	1 month LIBOR	6,435	6,320	6,320
		Preferred Member Units (863 units) (16)	—	—	2,116	2,116
					8,436	8,436
Direct Marketing Solutions, Inc. (10) (13)	Provider of Omni-Channel Direct Marketing Services	LIBOR Plus 11.00% (Floor 1.00%), Current Coupon 13.38%, Secured Debt (Maturity - February 13, 2023) (8)	1 month LIBOR	4,503	4,396	4,404
		Preferred Stock (2,100 shares)	—	—	2,100	3,725
					6,496	8,129
Freeport Financial Funds (9) (15)	Investment Partnership	LP Interests (Freeport First Lien Loan Fund III, LP) (Fully diluted 6.00%) (16)	—	$—	$11,155	$10,980
Gamber-Johnson Holdings, LLC (10) (13)	Manufacturer of Ruggedized Computer Mounting Systems	LIBOR Pllus 7.50% (Floor 2.00%), Current Coupon 9.85%, Secured Debt (Maturity - June 24, 2021) (8)	1 month LIBOR	5,371	5,299	5,371
		Member Units (2,155 units) (16)	—	—	3,711	11,365
					9,010	16,736
Guerdon Modular Holdings, Inc. (10) (13)	Multi-Family and Commercial Modular Construction Company	13.00% Secured Debt (Maturity - March 1, 2019)	None	3,147	3,124	3,001
		Common Stock (53,008 shares)	—	—	746	—
		Class B Preferred Stock (101,250 shares)	—	—	285	—
					4,155	3,001
Gulf Publishing Holdings, LLC (10) (13)	Energy Industry Focused Media and Publishing	12.50% Secured Debt (Maturity - April 29, 2021)	None	3,166	3,131	3,131
		Member Units (920 units)	—	—	920	1,030
					4,051	4,161
Harris Preston Fund Investments (9) (15)	Investment Partnership	LP Interests (HPEP 3, LP) (Fully diluted 8.20%) (16)	—	—	1,733	1,733
		LP Interests (2717 MH, LP) (Fully diluted 49.30%) (16)	—	—	1,040	1,133
					2,773	2,866
Hawk Ridge Systems, LLC (9) (10) (13)	Value-Added Reseller of Engineering Design and Manufacturing Solutions	10.50% Secured Debt (Maturity - December 2, 2021)	None	3,575	3,526	3,575
		Preferred Member Units (56 units) (16)	—	—	713	1,815
		Preferred Member Units (HRS Services, ULC) (56 units) (16)	—	—	38	95
					4,277	5,485
HW Temps LLC (10) (13)	Temporary Staffing Solutions	LIBOR Plus 13.00% (Floor 1.00%), Current Coupon 15.35%, Secured Debt (Maturity - July 2, 2020) (8)	1 month LIBOR	2,494	2,469	2,484
		Preferred Member Units (800 shares) (16)	—	—	986	986
					3,455	3,470
KMC Investor, LLC (10) (13)	Precision Metal Parts Manufacturing	11.50% Secured Debt (Maturity - October 31, 2023)	None	7,000	6,795	6,795
		11.50% Secured Debt (Maturity - October 31, 2020)	None	266	259	259
		9.00% Secured Debt (Maturity - October 31, 2048)	None	1,001	991	991
		Member Units (145 units)	—	—	248	248
		Member Units (KMC RE Investor, LLC) (200 units)	—	—	3,060	3,060
					11,353	11,353
Market Force Information, Inc. (10) (13)	Provider of Customer Experience Management Services	LIBOR Plus 11.00% (Floor 1.00%), Current Coupon 13.74%, Secured Debt (Maturity - July 28, 2022) (8)	1 month LIBOR	5,700	5,617	5,617
		LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 9.74%, Secured Debt (Maturity - July 28, 2022) (8)	1 month LIBOR	50	50	50
		Member Units (170,000 units)	—	—	3,675	3,275
					9,342	8,942
M.H. Corbin Holding LLC (10) (13)	Manufacturer and Distributor of Traffic Safety Products	10.00% Current / 3.00% PIK Secured Debt (Maturity - August 31, 2020) (18)	None	3,066	3,032	2,934
		Preferred Member Units (1,000 units)	—	—	1,500	250
					4,532	3,184
Mystic Logistics Holdings LLC (10) (13)	Logistics and Distribution Services Provider for Large Volume Mailers	12.00% Secured Debt (Maturity - August 15, 2019)	None	1,884	1,871	1,877
		Common Stock (1,468 shares) (16)	—	—	680	52
					2,551	1,929
NexRev, LLC (10) (13)	Provider of Energy Efficiency Products & Services	11.00% Secured Debt (Maturity - February 28, 2023)	None	$4,360	$4,276	$4,322
		Preferred Member Units (21,600,000 units) (16)	—	—	1,720	1,972
					5,996	6,294
NuStep, LLC (10) (13)	Designer, Manufacturer and Distributor of Fitness Equipment	12.00% Secured Debt (Maturity - January 31, 2022)	None	5,150	5,072	5,073
		Preferred Member Units (102 units)	—	—	2,550	2,550
					7,622	7,623
SI East, LLC (10) (13)	Rigid Industrial Packaging Manufacturing	10.25% Secured Debt (Maturity - August 31, 2023)	None	11,750	11,571	11,582
		Preferred Member Units (52 units)	—	—	2,000	2,000
					13,571	13,582
Tedder Acquisition, LLC (10) (13)	Manufacturer of Firearm Holsters and Accessories	12.00% Secured Debt (Maturity - August 31, 2023)	None	4,100	3,983	3,983
		12.00% Secured Debt (Maturity - August 31, 2020)	None	120	118	118
		Preferred Member Units (110 units)	—	—	1,869	1,869
					5,970	5,970

Subtotal Affiliate Investments (4) (13% of total investments at fair value)					$143,372	$149,323

Non-Control/Non-Affiliate Investments (5)
AAC Holdings Inc. (8)	Substance Abuse Treatment Service Provider	LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 9.28%, Secured Debt (Maturity - June 30, 2023)	3 month LIBOR	$14,500	$14,245	$14,463
Adams Publishing Group, LLC (8) (11)	Local Newspaper Operator	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 9.93%, Secured Debt (Maturity - July 3, 2023)	3 month LIBOR	8,108	7,942	7,942
		PRIME Plus 4.00% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity - July 3, 2023)	PRIME	4,250	4,160	4,160
					12,102	12,102
ADS Tactical, Inc. (8) (11)	Value-Added Logistics and Supply Chain Solutions Provider to the Defense Industry	LIBOR Plus 6.25% (Floor 0.75%), Current Coupon 8.77%, Secured Debt (Maturity - July 26, 2023)	1 month LIBOR	16,416	16,319	15,306
Aethon United BR, LP (8) (11)	Oil & Gas Exploration & Production	LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 9.14%, Secured Debt (Maturity - September 8, 2023) (14)	1 month LIBOR	4,063	4,011	3,817
Allen Media, LLC (8)	Operator of Cable Television Networks	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 9.21%, Secured Debt (Maturity - August 30, 2023)	3 month LIBOR	17,142	16,671	16,650
Allflex Holdings III Inc. (8)	Manufacturer of Livestock Identification Products	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 9.48%, Secured Debt (Maturity - July 19, 2021) (14)	3 month LIBOR	13,232	13,321	13,125
American Nuts, LLC (8) (11)	Roaster, Mixer and Packager of Bulk Nuts and Seeds	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 10.90%, Secured Debt (Maturity - April 10, 2023)	3 month LIBOR	11,194	10,965	10,475
		LIBOR Plus 8.50% (Floor 1.00%), PIK 9.50%, Secured Debt (Maturity - April 10, 2023)	1 month LIBOR	1,125	1,107	1,107
					12,072	11,582
American Scaffold Holdings, Inc. (8) (11)	Marine Scaffolding Service Provider	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 9.30%, Secured Debt (Maturity - March 31, 2022)	3 month LIBOR	6,656	6,593	6,623
American Teleconferencing Services, Ltd. (8)	Provider of Audio Conferencing and Video Collaboration Solutions	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 9.09%, Secured Debt (Maturity - December 8, 2021)	3 month LIBOR	14,586	13,938	12,180
Apex Linen Service, Inc. (10) (13)	Industrial Launderers	16.00% Secured Debt (Maturity - October 30, 2022)	None	3,604	3,560	3,560
		LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 11.35%, Secured Debt (Maturity - October 30, 2022) (8)	1 month LIBOR	600	600	600
					4,160	4,160
APTIM Corp	Engineering, Construction and Procurement	7.75% Secured Debt (Maturity - June 15, 2025)	None	$6,952	$6,163	$5,284
Arcus Hunting, LLC (8) (11)	Manufacturer of Bowhunting and Archery Products and Accessories	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 9.40%, Secured Debt (Maturity - November 13, 2019)	1 month LIBOR	7,493	7,459	7,492
Arise Holdings, Inc. (11)	Tech-Enabled Business Process Outsourcing	Preferred Stock (1,000,000 shares)	—	—	1,000	1,704
ASC Ortho Management Company, LLC (11)	Provider of Orthopedic Services	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 9.90%, Secured Debt (Maturity - August 31, 2023) (8)	3 month LIBOR	4,660	4,560	4,574
		13.25% PIK Secured Debt (Maturity - December 1, 2023) (14)	None	1,571	1,532	1,532
					6,092	6,106
ATI Investment Sub, Inc. (8)	Manufacturer of Solar Tracking Systems	LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 9.76%, Secured Debt (Maturity - June 22, 2021)	1 month LIBOR	4,135	4,062	3,718
ATX Networks Corp. (8) (9)	Provider of Radio Frequency Management Equipment	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 8.39%, Current Coupon plus PIK 9.39%, Secured Debt (Maturity - June 11, 2021)	3 month LIBOR	13,982	13,827	13,284
BarFly Ventures, LLC (11)	Casual Restaurant Group	12.00% Secured Debt (Maturity - August 31, 2020)	None	3,395	3,362	3,339
		Warrants (.410 equivalent units, Expiration - August 31, 2025)	—	—	158	137
		Options (.99 equivalent units)	—	—	202	313
					3,722	3,789
BBB Tank Services, LLC (10) (13)	Maintenance, Repair and Construction Services to the Above-Ground Storage Tank Market	LIBOR Plus 11.00% (Floor 1.00%), Current Coupon 13.35%, Secured Debt (Maturity - April 8, 2021) (8)	1 month LIBOR	1,000	992	962
		Preferred Stock (non-voting)	—	—	28	28
		Member Units (200,000 units)	—	—	200	58
					1,220	1,048
Berry Aviation, Inc. (11)	Airline Charter Service Operator	10.50% Current / 1.50% PIK, Secured Debt (Maturity - January 6, 2024) (14)	None	4,480	4,417	4,438
		Preferred Member Units (Berry Acquisition, LLC) (1,548,387 units, 8.00% cumulative) (16)	—	—	1,548	1,609
					5,965	6,047
BigName Commerce, LLC (8) (11)	Provider of Envelopes and Complimentary Stationery Products	LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 9.65%, Secured Debt (Maturity - May 11, 2022)	1 month LIBOR	2,462	2,441	2,370
Binswanger Enterprises, LLC (11)	Glass Repair and Installation Service Provider	LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 10.74%, Secured Debt (Maturity - March 9, 2022) (8)	3 month LIBOR	14,270	14,073	13,651
		Member Units (1,050,000 units)	—	—	1,050	1,330
					15,123	14,981
Bluestem Brands, Inc. (8)	Multi-Channel Retailer of General Merchandise	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 10.02%, Secured Debt (Maturity - November 6, 2020)	3 month LIBOR	12,198	12,087	7,888
Boccella Precast Products, LLC (10) (13)	Manufacturer of Precast Hollow Core Concrete	LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 12.40%, Secured Debt (Maturity - June 30, 2022) (8)	1 month LIBOR	3,931	3,856	3,931
		Member Units (540,000 units) (16)	—	—	540	1,270
					4,396	5,201
Brightwood Capital Fund Investments (9) (15)	Investment Partnership	LP Interests (Brightwood Capital Fund III, LP) (Fully diluted 1.60%) (16)	—	—	4,075	3,421
		LP Interests (Brightwood Capital Fund IV, LP) (Fully diluted 0.80%) (16)	—	—	4,037	4,126
					8,112	7,547

Buca C, LLC (10) (13)	Casual Restaurant Group	LIBOR Plus 9.25% (Floor 1.00%), Current Coupon 11.63%, Secured Debt (Maturity - June 30, 2020) (8)	1 month LIBOR	$12,735	$12,648	$12,648
		Preferred Member Units (4 units, 6.00% cumulative) (16)	—	—	2,866	2,955
					15,514	15,603
Cadence Aerospace, LLC (8) (11)	Aerospace Manufacturing	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 9.06%, Secured Debt (Maturity - November 14, 2023)	3 month LIBOR	19,469	19,301	18,244
CAI Software, LLC (10) (13)	Provider of Specialized Enterprise Resource Planning Software	12.00% Secured Debt (Maturity - December 7, 2023)	None	2,720	2,715	2,720
		Member Units (16,742 units) (16)	—	—	188	679
					2,903	3,399
Cenveo Corporation	Provider of Digital Marketing Agency Services	LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 11.54%, Secured Debt (Maturity - June 7, 2023) (8)	2 month LIBOR	4,995	4,618	4,742
		Common Stock (138,889 shares)	—	—	4,163	2,153
					8,781	6,895
Clarius BIGS, LLC (11) (18)	Prints & Advertising Film Financing	15.00% PIK Secured Debt (Maturity - January 5, 2015) (18)	None	2,128	1,870	32
		20.00% PIK Secured Debt (Maturity - January 5, 2015) (18)	None	770	677	12
					2,547	44
Clickbooth.com, LLC (8) (11)	Provider of Digital Advertising Performance Marketing Solutions	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 10.90%, Secured Debt (Maturity - December 5, 2022)	3 month LIBOR	2,925	2,876	2,750
Construction Supply Investments, LLC (11)	Distribution Platform of Specialty Construction Materials to Professional Concrete and Masonry Contractors	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 8.62%, Secured Debt (Maturity - June 30, 2023) (8)	1 month LIBOR	15,422	15,351	15,384
		Member units (42,207 units)	—	—	4,221	4,290
					19,572	19,674
CTVSH, PLLC (8) (11) (13)	Emergency Care and Specialty Service Animal Hospital	LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 10.74%, Secured Debt (Maturity - August 3, 2022)	1 month LIBOR	2,813	2,768	2,735
Datacom, LLC (10) (13)	Technology and Telecommunications Provider	5.25% Current / 5.25% PIK, Current Coupon 10.50% Secured Debt (Maturity - May 30, 2019) (18)	None	1,384	1,377	1,082
		8.00% Secured Debt (Maturity - May 30, 2018) (18)	None	200	200	188
		Class A Preferred Member Units (1,530 units)	—	—	144	—
		Class B Preferred Member Units (717 units)	—	—	670	—
					2,391	1,270
Digital River, Inc. (8)	Provider of Outsourced e-Commerce Solutions and Services	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 8.78%, Secured Debt (Maturity - February 12, 2021)	3 month LIBOR	9,779	9,710	9,681
DTE Enterprises, LLC (11)	Industrial Powertrain Repair and Services	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 10.12%, Secured Debt (Maturity - April 13, 2023) (8)	3 month LIBOR	12,491	12,263	11,593
		Class AA Preferred Member Units (non-voting) (16)	—	—	758	778
		Class A Preferred Member Units (776,316 units) (16)	—	—	776	1,300
					13,797	13,671
Dynamic Communities, LLC (8) (11)	Developer of Business Events and Online Community Groups	LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 10.80%, Secured Debt (Maturity - July 17, 2023)	3 month LIBOR	5,565	5,460	5,462
Elite SEM, Inc. (8) (11)	Provider of Digital Marketing Agency Services	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 11.27%, Secured Debt (Maturity - February 1, 2022)	3 month LIBOR	6,875	6,749	6,749
Epic Y-Grade Services, LP (8)	NGL Transportation & Storage	LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 8.02%, Secured Debt (Maturity - June 13, 2024)	1 month LIBOR	17,500	17,174	16,625
Evergreen Skills Lux S.á r.l. (d/b/a Skillsoft) (8) (9)	Technology-Based Performance Support Solutions	LIBOR Plus 8.25% (Floor 1.00%), Current Coupon 10.77%, Secured Debt (Maturity - April 28, 2022) (14)	1 month LIBOR	$10,900	$10,585	$6,123
Extreme Reach, Inc. (8)	Integrated TV and Video Advertising Platform	LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 8.78%, Secured Debt (Maturity - February 7, 2020)	1 month LIBOR	16,152	16,145	16,065
Felix Investments Holdings II, LLC (8) (11)	Oil and Gas Exploration and Production	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 9.10%, Secured Debt (Maturity - August 9, 2022)	3 month LIBOR	3,333	3,279	3,141
Flavors Holdings, Inc. (8)	Global Provider of Flavoring and Sweetening Products and Solutions	LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 8.55%, Secured Debt (Maturity - April 3, 2020)	3 month LIBOR	11,666	11,367	10,849
GI KBS Merger Sub LLC (8)	Outsourced Janitorial Service Provider	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 11.02%, Secured Debt (Maturity - April 29, 2022) (14)	3 month LIBOR	14,700	14,634	14,828
Good Source Solutions, Inc. (8) (11)	Specialized Food Distributor	LIBOR Plus 8.34% (Floor 1.00%), Current Coupon 11.14%, Secured Debt (Maturity - June 29, 2023)	3 month LIBOR	5,000	4,952	4,952
GoWireless Holdings, Inc. (8)	Provider of Wireless Telecommunications Carrier Services	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 9.02%, Secured Debt (Maturity - December 22, 2024)	3 month LIBOR	15,740	15,609	15,313
HDC/HW Intermediate Holdings, LLC (8) (11)	Managed Services and Hosting Provider	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 10.29%, Secured Debt (Maturity - December 21, 2023)	3 month LIBOR	1,799	1,759	1,763
Hoover Group, Inc. (8) (9) (11)	Provider of Storage Tanks and Related Products to the Energy and Petrochemical Markets	LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 9.90%, Secured Debt (Maturity - January 28, 2021)	3 month LIBOR	14,697	14,089	13,815
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 8.71%, Secured Debt (Maturity - January 28, 2020)	3 month LIBOR	5,125	4,664	4,657
					18,753	18,472
Hunter Defense Technologies, Inc. (8) (11)	Provider of Military and Commercial Shelters and Systems	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 9.80%, Secured Debt (Maturity - March 29, 2023)	3 month LIBOR	8,811	8,531	8,262
Hydrofarm Holdings, LLC (8) (11)	Wholesaler of Horticultural Products	LIBOR Plus 10.00%, Current Coupon 3.62% / 8.61% PIK, Current Coupon Plus PIK 12.30%, Secured Debt (Maturity - May 12, 2022)	1 month LIBOR	7,214	7,084	5,643
iEnergizer Limited (8) (9)	Provider of Business Outsourcing Solutions	LIBOR Plus 6.00% (Floor 1.25%), Current Coupon 8.53%, Secured Debt (Maturity - May 1, 2019)	1 month LIBOR	12,086	12,050	12,101
Implus Footcare, LLC (8) (11)	Provider of Footwear and Related Accessories	LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 9.55%, Secured Debt (Maturity - April 30, 2021)	3 month LIBOR	17,153	17,000	16,762
Independent Pet Partners Intermediate Holdings, LLC (11)	Omnichannel Retailer of Specialty Pet Products	LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 11.90%, Secured Debt (Maturity - November 19, 2023) (8)	6 month LIBOR	1,589	1,557	1,557
		Member Units (1,191,667 units)	—	—	1,192	1,192
					2,749	2,749
Industrial Services Acquisitions, LLC (11)	Industrial Cleaning Services	6.00% Current / 7.00% PIK, Current Coupon 13.00%, Unsecured Debt (Maturity - December 17, 2022) (17)	None	11,198	11,048	10,246
		Member Units (Industrial Services Investments, LLC) (336 units; 10.00% cumulative)	—	—	202	202
		Member Units (Industrial Services Investments, LLC) (2,100,000 units)	—	—	2,100	490
					13,350	10,938
Inn of the Mountain Gods Resort and Casino	Hotel & Casino Owner & Operator	9.25% Secured Debt (Maturity - November 30, 2020)	None	8,254	8,254	7,882
Intermedia Holdings, Inc. (8)	Unified Communications as a Service	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 8.52%, Secured Debt (Maturity - July 19, 2025)	1 month LIBOR	11,571	11,461	11,557
Isagenix International, LLC (8)	Direct Marketer of Health and Wellness Products	LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 8.55%, Secured Debt (Maturity - June 14, 2025)	3 month LIBOR	6,268	6,208	6,095
JAB Wireless, Inc. (8) (11)	Fixed Wireless Broadband Provider	LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 10.39%, Secured Debt (Maturity - May 2, 2023)	1 month LIBOR	14,888	14,753	13,987
Jacent Strategic Merchandising, LLC (8) (11)	General Merchandise Distribution	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 10.27%, Secured Debt (Maturity -September 16, 2020)	3 month LIBOR	$10,740	$10,641	$10,688
Jackmont Hospitality, Inc. (8) (11)	Franchisee of Casual Dining Restaurants	LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 9.26%, Secured Debt (Maturity - May 26, 2021)	1 month LIBOR	8,329	8,314	8,329
Jacuzzi Brands Corp. (8)	Manufacturer of Bath and Spa Products	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 9.52%, Secured Debt (Maturity - June 28, 2023)	1 month LIBOR	5,775	5,681	5,746
Joerns Healthcare, LLC (8)	Manufacturer and Distributor of Health Care Equipment & Supplies	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 8.71%, Secured Debt (Maturity - May 9, 2020)	3 month LIBOR	11,119	11,016	9,965
Knight Energy Services LLC (11)	Oil and Gas Equipment & Services	8.50% Secured Debt (Maturity - February 9, 2024)	None	760	760	760
		Class A-2 Shares (25,692 units)	—	—	1,843	1,843
					2,603	2,603
Larchmont Resources, LLC (9)	Oil & Gas Exploration & Production	LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 11.77% PIK, Secured Debt (Maturity - August 7, 2020) (8)	3 month LIBOR	3,898	3,898	3,820
		Member units (Larchmont Intermediate Holdco, LLC) (4,806 units)	—	—	601	1,201
					4,499	5,021
Logix Acquisition Company, LLC (8) (11)	Competitive Local Exchange Carrier	LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 8.27%, Secured Debt (Maturity - December 22, 2024) (23)	1 month LIBOR	9,628	9,542	9,532
LSF9 Atlantis Holdings, LLC (8)	Provider of Wireless Telecommunications Carrier Services	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 8.38%, Secured Debt (Maturity - May 1, 2023)	1 month LIBOR	13,475	13,390	12,863
Lulu’s Fashion Lounge, LLC (8) (11)	Fast Fashion E-Commerce Retailer	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 9.52%, Secured Debt (Maturity - August 28, 2022)	1 month LIBOR	6,179	6,028	5,994
Meisler Operating, LLC (10) (13)	Provider of Short Term Trailer and Container Rental	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 10.90%, Secured Debt (Maturity - June 7, 2022) (8)	1 month LIBOR	5,120	5,015	5,022
		Member Units (Milton Meisler Holdings, LLC) (12,139 units)	—	—	1,214	1,445
					6,229	6,467
MHVC Acquisition Corp. (8)	Provider of Differentiated Information Solutions, Systems Engineering and Analytics	LIBOR Plus 5.25% (Floor 1.00%), Current Coupon 8.06%, Secured Debt (Maturity - April 29, 2024)	3 month LIBOR	7,860	7,817	7,664
Mills Fleet Farm Group LLC (8) (11)	Omnichannel Retailer of Work, Farm and Lifestyle Merchandise	LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 8.77%, Secured Debt (Maturity - October 24, 2024)	1 month LIBOR	15,000	14,707	15,000
Mobileum, Inc. (8) (11)	Provider of Big Data Analytics to Telecom Service Providers	LIBOR Plus 10.25% (Floor 0.75%), Current Coupon 13.06%, Secured Debt (Maturity - May 1, 2022) (14)	2 month LIBOR	7,500	7,429	7,429
New Era Technology, Inc. (8) (11)	Managed Services and Hosting Provider	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.99%, Secured Debt (Maturity - June 22, 2023)	1 month LIBOR	7,654	7,518	7,616
New Media Holdings II LLC (8) (9)	Local Newspaper Operator	LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 8.77%, Secured Debt (Maturity - July 14, 2022)	1 month LIBOR	9,718	9,622	9,645
NNE Partners, LLC (8) (11)	Oil & Gas Exploration & Production	LIBOR Plus 8.00%, Current Coupon 10.74%, Secured Debt (Maturity - March 2, 2022)	3 month LIBOR	20,417	20,271	19,572
North American Lifting Holdings, Inc. (8)	Crane Service Provider	LIBOR Plus 4.50% (Floor 1.00%), Current Coupon 7.30%, Secured Debt (Maturity - November 27, 2020)	3 month LIBOR	6,244	5,803	5,701
Novetta Solutions, LLC (8)	Provider of Advanced Analytics Solutions for Defense Agencies	LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 7.53%, Secured Debt (Maturity - October 17, 2022)	1 month LIBOR	14,977	14,648	14,602
NTM Acquisition Corp. (8)	Provider of B2B Travel Information Content	LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 8.96%, Secured Debt (Maturity - June 7, 2022)	3 month LIBOR	4,092	4,060	4,051
Pasha Group (8)	Diversified Logistics and Transportation Provided	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 10.06%, Secured Debt (Maturity - January 26, 2023)	2 month LIBOR	10,938	10,642	11,006

Permian Holdco 2, Inc.	Storage Tank Manufacturer	14.00% PIK Unsecured Debt (Maturity - October 15, 2021) (17)	None	$990	$990	$990
		Series A Preferred Shares (Permian Holdco 1, Inc.) (386,255 shares)	—	—	1,997	2,299
		Common Shares (Permian Holdco 1, Inc.) (386,255 shares)	—	—	—	—
					2,987	3,289
Pernix Therapeutics Holdings, Inc. (11)	Pharmaceutical Royalty	12.00% Secured Debt (Maturity - August 1, 2020)	None	2,652	2,639	1,782
Pier 1 Imports, Inc. (8)	Decorative Home Furnishings Retailer	LIBOR Plus 3.50% (Floor 1.00%), Current Coupon 6.38%, Secured Debt (Maturity - April 30, 2021)	3 month LIBOR	7,455	7,164	5,358
PricewaterhouseCoopers Public Sector LLP (8)	Provider of Consulting Services to Governments	LIBOR Plus 7.50%, Current Coupon 9.74%, Secured Debt (Maturity - May 1, 2026) (14)	1 month LIBOR	13,100	13,054	13,166
Prowler Acquisition Corporation (8)	Specialty Distributor to the Energy Sector	LIBOR Plus 4.50% (Floor 1.00%), Current Coupon 7.30%, Secured Debt (Maturity - January 28, 2020)	3 month LIBOR	12,280	11,624	12,096
Resolute Industrial, LLC (8) (11)	HVAC Equipment Rental and Remanufacturing	Common Stock (601 units)	—	—	750	920
RM Bidder, LLC (11)	Full-scale Film and Television Production and Distribution	Common Stock (1,854 units)	—	—	31	7
		Series A Warrants (124,915 equivalent units, Expiration - October 20, 2025)	—	—	284	—
		Series B Warrants (93,686 equivalent units, Expiration - October 20, 2025)	—	—	—	—
					315	7
Salient Partners, LP (8)	Provider of Asset Management Services	LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 8.27%, Secured Debt (Maturity - June 9, 2021)	1 month LIBOR	7,313	7,300	7,300
Slick Software Holdings LLC (10) (13)	Text Messaging Marketing Platform	14.00% Secured Debt (Maturity - September 13, 2023)	None	1,800	1,703	1,703
		Member units (17,500 units)	—	—	175	175
		Warrants (4,521 equivalent units, Expiration - September 13, 2028)	—	—	45	45
					1,923	1,923
Smart Modular Technologies, Inc. (8) (9) (11)	Provider of Specialty Memory Solutions	LIBOR Plus 6.25%, (Floor 1.00%), Current Coupon 8.86%, Secured Debt (Maturity - August 9, 2022)	3 month LIBOR	19,000	18,793	19,095
Sorenson Communications, Inc. (8)	Manufacturer of Communication Products for Hearing Impaired	LIBOR Plus 5.75% (Floor 2.25%), Current Coupon 8.56%, Secured Debt (Maturity - April 30, 2020) (8)	3 month LIBOR	2,916	2,908	2,905
STL Parent Corp. (8)	Manufacturer and Servicer of Tank and Hopper Railcars	LIBOR Plus 7.00%, Current Coupon 9.52%, Secured Debt (Maturity - December 5, 2022)	1 month LIBOR	12,000	11,585	11,639
Strike, LLC (8)	Pipeline Construction and Maintenance Services	LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 10.59%, Secured Debt (Maturity - November 30, 2022)	3 month LIBOR	9,000	8,803	9,011
TE Holdings, LLC	Oil & Gas Exploration & Production	Common Units (72,785 units)	—	—	728	49
Teleguam Holdings, LLC (8)	Cable and Telecom Services Provider	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 11.02%, Secured Debt (Maturity - April 12, 2024) (14)	1 month LIBOR	7,750	7,620	7,798
TGP Holdings III LLC (8)	Outdoor Cooking & Accessories	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 11.30%, Secured Debt (Maturity - September 25, 2025) (14)	3 month LIBOR	5,000	5,000	4,850
TMC Merger Sub Corp (8)	Refractory & Maintenance Services Provider	LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 9.31%, Secured Debt (Maturity - October 31, 2022) (25)	1 month LIBOR	18,657	18,448	18,564
TOMS Shoes, LLC (8)	Global Designer, Distributor, and Retailer of Casual Footwear	LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 8.30%, Secured Debt (Maturity - October 30, 2020)	3 month LIBOR	4,813	4,641	3,798
Turning Point Brands, Inc. (8) (9) (11)	Marketer/Distributor of Tobacco Products	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 9.46%, Secured Debt (Maturity - March 7, 2024) (14)	1 month LIBOR	8,500	8,424	8,585
TVG-I-E CMN Acquisition, LLC (8) (11)	Organic Lead Generation for Online Postsecondary Schools	LIBOR Plus 6.00%, (Floor 1.00%), Current Coupon 8.52%, Secured Debt (Maturity - November 3, 2021)	1 month LIBOR	19,504	19,197	19,455
U.S. Telepacific Corp. (8)	Provider of Communications and Managed Services	LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 7.80%, Secured Debt (Maturity - May 2, 2023)	3 month LIBOR	$16,453	$16,110	$15,449
VIP Cinema Holdings, Inc. (8)	Supplier of Luxury Seating to the Cinema Industry	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 8.53%, Secured Debt (Maturity - March 1, 2023)	1 month LIBOR	9,125	9,090	8,960
Vistar Media, Inc. (11)	Operator of Digital Out-of-Home Advertising Platform	LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 12.74%, Secured Debt (Maturity - February 16, 2022) (8)	3 month LIBOR	3,263	3,046	2,987
		Warrants (70,207 equivalent units, Expiration - February 17, 2027)	—	—	331	790
					3,377	3,777
Volusion, LLC (10) (13)	Provider of Online Software-as-a-Service eCommerce Solutions	11.50% Secured Debt (Maturity - January 24, 2020)	None	8,260	7,843	7,843
		8.00% Unsecured Convertible Debt (Maturity - November 16, 2023)	—	127	127	127
		Preferred Member Units (2,090,001 units)	—	—	6,000	6,000
		Warrants (784,866.80 equivalent units, Expiration - January 26, 2025)	—	—	1,104	810
					15,074	14,780
Wireless Vision Holdings, LLC (8) (11)	Provider of Wireless Telecommunications Carrier Services	LIBOR Plus 8.91% (Floor 1.00%), Current Coupon 11.43%, Secured Debt (Maturity - September 29, 2022) (23)	1 month LIBOR	14,198	13,932	13,338
YS Garments, LLC (8)	Designer and Provider of Branded Activewear	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 8.42%, Secured Debt (Maturity - August 9, 2024)	1 month LIBOR	7,453	7,382	7,379

Subtotal Non-Control/Non-Affiliate Investments (5) (81% of total portfolio investments at fair value)					$932,495	$901,518

Total Portfolio Investments					$1,121,688	$1,106,568

Short Term Investments (20)
Fidelity Institutional Money Market Funds (21)	—	Prime Money Market Portfolio, Class III Shares	—	—	$4,450	$4,450
US Bank Money Market Account (21)	—	—	—	—	15,574	15,574

Total Short Term Investments					$20,024	$20,024
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

		Twelve Months Ended December 31, 2018				Twelve Months Ended December 31, 2018
Affiliate Investments	Fair Value at December 31, 2017	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at December 31, 2018	Net Realized Gain (Loss)	Interest Income	Fee Income	Dividend Income

AFG Capital Group, LLC
Member units	$897	$1	$—	$97	$995	$—	$—	$—	$10
Warrants	215	—	—	22	237	—	—	—	—
Brewer Crane Holdings, LLC
Term loan	—	2,489	(142)	—	2,347	—	298	—	—
Preferred member units	—	1,070	—	—	1,070	—	—	—	29
Chamberlin Holding, LLC
Term loan	—	5,417	(484)	—	4,933	—	587	2	—
Member units	—	2,861	—	1,874	4,735	—	—	35	354
Member units (Langfield RE, LLC)	—	183	—	—	183	—	—	—	183

Charlotte Russe, Inc.
Term loan	$—	$6,285	$(49)	$(3,146)	$3,090	$—	$492	$—	$—
Common stock	—	2,470	—	(2,470)	—	—	—	—	—
Charps, LLC
Term loan	4,500	50	(1,627)	52	2,975	—	537	—	—
Term loan	—	402	(402)	—	—	—	11	2	—
Preferred member units	163	1	—	404	568	—	—	—	62
Clad-Rex Steel, LLC
Term loan	3,320	16	(298)	(18)	3,020	—	387	—	—
Member units	2,375	1	(1)	278	2,653	—	—	—	—
Term loan (Clad-Rex Steel RE Investor, LLC)	293	—	(5)	—	288	—	29	—	—
Member units (Clad-Rex Steel RE Investor, LLC)	70	—	—	18	88	—	—	—	152
Digital Products Holdings, LLC
Term loan	—	6,617	(297)	—	6,320	—	620	—	—
Preferred member units	—	2,200	(84)	—	2,116	—	—	—	38
Direct Marketing Solutions, Inc.
Term loan	—	4,727	(322)	(1)	4,404	—	572	3	—
Preferred stock	—	2,100	—	1,625	3,725	—	—	—	—
Freeport First Lien Loan Fund III, LP
LP interests	8,506	2,597	—	(123)	10,980	—	—	—	1,038
Gamber-Johnson Holdings, LLC
Term loan	5,850	26	(479)	(26)	5,371	—	656	—	104
Member units	5,843	—	—	5,522	11,365	—	—	12	322
Guerdon Modular Holdings, Inc.
Term loan	2,660	516	(37)	(138)	3,001	—	412	—	—
Term loan	—	70	(70)	—	—	—	2	—	—
Common stock	—	—	—	—	—	—	—	—	—
Class B preferred stock	—	—	—	—	—	—	—	—	—
Gulf Publishing Investor, LLC
Term loan	3,151	13	(33)	—	3,131	—	415	—	—
Term loan	20	40	(60)	—	—	—	3	—	—
Member units	1,210	—	(1)	(179)	1,030	—	—	—	—
Harris Preston Fund Investments
LP interests (HPEP 3, LP)	943	790	—	—	1,733	—	—	—	—
LP interests (2717 MH, LP)	536	504	—	93	1,133	—	—	—	—
Hawk Ridge Systems, LLC
Term loan	3,574	14	—	(13)	3,575	—	396	—	—
Preferred member units	950	—	—	865	1,815	—	—	—	102
Preferred member units (HRS Services, ULC)	50	1	—	44	95	—	—	—	—
HW Temps, LLC
Term loan	2,454	14	—	16	2,484	—	366	—	—
Preferred member units	985	1	—	—	986	—	—	35	8
KMC Investor, LLC
Term loan	—	7,005	(210)	—	6,795	—	144	—	—
Term loan	—	266	(7)	—	259	—	6	—	—
Term loan	—	1,002	(11)	—	991	—	16	—	—
Member units	—	248	—	—	248	—	—	—	—
Member units (KMC RE Investor, LLC)	—	3,460	(400)	—	3,060	—	—	—	—
Market Force Information, Inc.
Term loan	5,732	25	(140)	—	5,617	—	795	—	—
Term loan	—	170	(120)	—	50	—	6	—	—
Member units	3,675	—	—	(400)	3,275	—	—	—	—
M.H. Corbin Holding, LLC
Term loan	3,130	64	(162)	(98)	2,934	—	461	—	—
Preferred member units	1,500	—	—	(1,250)	250	—	—	35	—
Mystic Logistics Holdings, LLC
Term loan	1,916	14	(58)	5	1,877	—	247	—	—
Common stock	1,705	1	—	(1,654)	52	—	—	—	—
NexRev, LLC
Term loan	—	4,381	(98)	39	4,322	—	404	—	—
Preferred member units	—	1,720	—	252	1,972	—	—	3	15
NuStep, LLC
Term loan	$5,048	$25	$—	$—	$5,073	$—	$653	$—	$—
Preferred member units	2,550	1	(1)	—	2,550	—	—	—	—
SI East, LLC
Term loan	—	12,311	(727)	(2)	11,582	—	431	—	—
Preferred member units	—	2,000	—	—	2,000	—	—	3	—
SoftTouch Medical Holdings, LLC
Term loan	1,260	10	(1,260)	(10)	—	—	26	—	—
Member units	1,781	—	(870)	(911)	—	903	—	11	134
Tedder Acquisition, LLC
Term loan	—	4,106	(123)	—	3,983	—	174	—	—
Term loan	—	120	(2)	—	118	—	3	—	—
Preferred member units	—	1,869	—	—	1,869	—	—	—	—
Total Affiliate Investments	$76,862	$80,274	$(8,580)	$767	$149,323	$903	$9,149	$141	$2,551

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
* Together with Orix, the Company co-invested through HMS-ORIX, which was organized as a Delaware limited liability company. Pursuant to the terms of the limited liability company agreement and through representation on the HMS-ORIX Board of Managers, the Company and Orix each had 50% voting control of HMS-ORIX and together will agree on all portfolio and investment decisions as well as all other significant actions for HMS-ORIX. Therefore, although the Company owned more than 25% of the voting securities of HMS-ORIX, the Company did not have sole control over significant actions of HMS-ORIX for purposes of the 1940 Act or otherwise.
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

The Company previously registered for sale up to 150,000,000 shares of common stock pursuant to a registration statement on Form N-2 (File No. 333-178548) which was initially declared effective by the Securities and Exchange Commission (the “SEC”) on June 4, 2012 (the “Initial Offering”). The Initial Offering terminated on December 1, 2015. The Company raised approximately $601.2 million under the Initial Offering, including proceeds from the distribution reinvestment plan of approximately $22.0 million. The Company also registered for sale up to $1,500,000,000 worth of shares of common stock (the “Offering”) pursuant to a new registration statement on Form N-2 (File No. 333-204659), as amended and declared effective by the SEC on May 1, 2017. With the approval of the Company’s board of directors, the Company closed the Offering to new investors effective September 30, 2017. Through December 31, 2019, the Company raised approximately $236.3 million in the Offering, including proceeds from the distribution reinvestment plan of approximately $104.6 million.

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

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The Company is an investment company, as defined in the accounting and reporting guidance under Topic 946, Financial Services-Investment Companies, of the Financial Accounting Standards Board’s (“FASB’s”) Accounting Standards Codification, as amended (the “ASC 946”). The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its wholly owned consolidated subsidiaries: HMS Funding, HMS Equity Holding, HMS Equity Holding II, HMS California Holdings and HMS California Holdings GP. All intercompany accounts and transactions have been eliminated in consolidation. Under ASC 946, the Company is precluded from consolidating portfolio company investments, including those in which it has a controlling interest, unless the portfolio company is a wholly owned investment company. An exception to this general principle occurs if the Company owns a controlled operating company whose purpose is to provide services to the Company such as an investment adviser or transfer agent. None of the investments made by the Company qualifies for this exception. Therefore, the Company’s portfolio company investments, including those in which the Company has a controlling interest, are carried on the Consolidated Balance Sheet at fair value, as discussed below, with changes to fair value recognized as “Net Change in Unrealized Appreciation (Depreciation) on Investments” on the Consolidated Statements of Operations until the investment is realized, usually upon exit, resulting in any gain or loss on exit being recognized as a realized gain or loss. However, in the event that any controlled subsidiary exceeds the tests of significance set forth in Rules 3-09 or 4-08(g) of Regulation S-X, the Company will include required financial information for such subsidiary in the notes or as an attachment to its consolidated financial statements.

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

For LMM portfolio investments, the Company generally reviews external events, including private mergers, sales and acquisitions involving comparable companies, and includes these events in the valuation process by using an enterprise value waterfall

(“Waterfall”) for its LMM equity investments and an income approach using a yield-to-maturity model (“Yield-to-Maturity”) for its LMM debt investments. For Middle Market portfolio investments, the Company uses observable inputs such as quoted prices in the valuation process. The Company determines the appropriateness of the use of third-party broker quotes, if any, in determining fair value based on its understanding of the level of actual transactions used by the broker to develop the quote and whether the quote was an indicative price or binding offer, the depth and consistency of broker quotes and the correlation of changes in broker quotes with underlying performance of the portfolio company and other market indices. The Company often cannot observe the inputs considered by the third party in determining their quotes. For Middle Market and Private Loan portfolio investments in debt securities for which it has determined that third-party quotes or other independent pricing are not available or appropriate, the Company generally estimates the fair value based on the assumptions that it believes hypothetical market participants would use to value the investment in a current hypothetical sale using the Yield-to-Maturity valuation method. For its Other Portfolio equity investments, the Company generally calculates the fair value of the investment primarily (i) by taking into account information received from a third-party, independent valuation firm or (ii) based on the net asset value (“NAV”) of the fund. All of the valuation approaches for the Company’s portfolio investments estimate the value of the investment as if the Company was to sell, or exit, the investment as of the measurement date.

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

Under the Yield-to-Maturity valuation method, the Company also uses the income approach to determine the fair value of debt securities based on projections of the discounted future free cash flows that the debt security will likely generate, including analyzing the discounted cash flows of interest and principal amounts for the debt security, as set forth in the associated loan agreements, as well as the financial position and credit risk of the portfolio investments. The Company estimates the expected repayment date of its debt securities is generally the legal maturity date of the instrument, as the Company generally intends to hold its loans and debt securities to maturity. The Yield-to-Maturity analysis also considers changes in leverage levels, credit quality, portfolio company performance and other factors. The Company will generally use the value determined by the Yield-to-Maturity analysis as the fair value for that security. However, it is the Company’s position that assuming a borrower is outperforming underwriting expectations and because these respective investments do not generally contain pre-payment penalties, the borrower would most likely prepay or refinance the borrowing if the market interest rate, given the borrower’s credit quality, is lower than the stated loan interest rate. Therefore, the Company does not believe that a market participant would pay a premium for the investment, and because of the Company’s general intent to hold its loans to maturity, the Company generally does not believe that the fair value of the investment should be adjusted in excess of the face amount. A change in the assumptions that the Company uses to estimate the fair value of its debt securities using the Yield-to-Maturity valuation method could have a material impact on the determination of fair value. If there is deterioration in credit quality or if a debt security is in workout status, the Company may consider other factors in determining the fair value of the debt security, including the value attributable to the debt security from the enterprise value of the portfolio company or the proceeds that would most likely be received in a liquidation analysis.

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

•
At this point, the Company’s board of directors then approves the fair value of the Company’s investment portfolio in good faith based on several factors, including the input and recommendation of the Advisers, the Adviser’s valuation committee, the audit committee, and any third-party valuation firm, if applicable, and further determines that the valuation of investments held by the Company and presented in its financial statements was approved in accordance with the Company’s valuation policy.

Pursuant to its internal valuation process and the requirements under the 1940 Act, the Company performs valuation procedures on its unquoted investments in each LMM portfolio company and certain Private Loan portfolio companies (the “Internally Valued Investments”) once a quarter. Among other things, the Company generally consults with a nationally recognized independent valuation firm on the Internally Valued Investments at least once in every calendar year, and for new Internally Valued Investments, at least once in the twelve-month period subsequent to the initial investment. In certain instances, the Company may determine that it is not cost-effective, and as a result is not in its stockholders’ best interest, to consult with the nationally recognized independent valuation firm on its investments in one or more of these Internally Valued Investments. Such instances include situations where the fair value of the Company’s investment is determined to be insignificant relative to the total investment portfolio. For the year ended December 31, 2019, the Company consulted with its independent valuation firm in arriving at the Company’s determination of fair value on its investments in 30 of the 33 LMM portfolio companies and in 36 of the 49 Private Loan portfolio companies. For the year ended December 31, 2018, the Company consulted with its independent valuation firm in arriving at the Company’s determination of fair value on its investments in 27 of the 30 LMM portfolio companies and in 23 of the 48 Private Loan portfolio companies.

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

Security Transactions

Security transactions are accounted for on the trade date. As of the trade date, the investment is derecognized for security sales and recognized for security purchases. As of December 31, 2019 and 2018, the Company had no investments under contract to purchase. As of December 31, 2019, the Company had no investments under contract to sell. As of December 31, 2018, the Company had one investment at a contract price of approximately $918,000 under contract to sell which had not yet settled. This investment was derecognized by the Company and is not included in the Consolidated Schedule of Investments. The sale trade is presented in the line item “Receivable for securities sold” at the contract price.

Interest, Fee and Dividend Income

Interest and dividend income are recorded on the accrual basis to the extent amounts are expected to be collected. Prepayment penalties received by the Company are recorded as income upon receipt. Dividend income is recorded when dividends are declared by the portfolio company or at the point an obligation exists for the portfolio company to make a distribution. Accrued interest and dividend income are evaluated quarterly for collectability. When a debt security becomes 90 days or more past due and the Company does not expect the debtor to be able to service all of its debt or other obligations, it will generally be placed on non-accrual status, and the Company will cease recognizing interest income on that debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. If there is reasonable doubt that the Company will receive any previously accrued interest, then the interest income will be written off. Additionally, if a debt security has deferred interest payment terms and the Company becomes aware of a deterioration in credit quality, the Company will evaluate the collectability of the deferred interest payment. If it is determined that the deferred interest is unlikely to be collected, the Company will place the security on non-accrual status and cease recognizing interest income on that debt security until the borrower has demonstrated the ability and intent to pay the contractual amounts due. Payments received on non-accrual investments may be recognized as income or applied to principal depending upon the collectability of the remaining principal and interest. If a debt security’s status significantly improves with respect to the debtor’s ability to service the debt or other obligations, or if a debt security is fully impaired, sold or written off, it will be removed from non-accrual status.

Interest income from investments in the “equity” class of security of collateralized loan obligations (“CLO”) funds (typically subordinated notes) is recorded based upon an estimation of an effective yield to expected maturity utilizing assumed cash flows in accordance with ASC 325-40, Beneficial Interests in Securitized Financial Assets. The Company monitors the expected cash inflows from its investment in a CLO, including the expected residual payments, and the effective yield is determined and updated periodically.

As of December 31, 2019, the Company had eight debt investments in five portfolio companies that were on non-accrual status, including seven debt investments in four portfolio companies which were more than 90 days past due. The debt investments on non-accrual status comprised approximately 1.5% of the Company’s total investment portfolio at fair value and 2.9% of the total investment portfolio at cost. Each of these portfolio companies experienced a significant decline in credit quality after we acquired our investments, raising doubt regarding the Company’s ability to collect the principal and interest contractually due. Given the credit deterioration, the Company ceased accruing interest income on the non-accrual debt investments and wrote off any previously accrued interest deemed uncollectible. As of December 31, 2019, the Company is not aware of any other material changes to the creditworthiness of the borrowers underlying its debt investments.

As of December 31, 2018, the Company had six debt investments in four portfolio companies that were more than 90 days past due, including five debt investments in three portfolio companies which were on non-accrual status. The debt investments on non-accrual status comprised approximately 0.4% of the Company’s total investment portfolio at fair value and 0.6% of the total investment portfolio at cost. Each of these portfolio companies experienced a significant decline in credit quality after the Company acquired its investments, raising doubt regarding the Company’s ability to collect the principal and interest contractually due. Given the credit deterioration, the Company ceased accruing interest income on the non-accrual debt investments and wrote off any previously accrued interest deemed uncollectible. There was no allowance recorded for the year ended December 31, 2018.

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

At December 31, 2019 and 2018, the Company held 26 and 24 investments, respectively, that contained a PIK provision. As discussed above, five of the 26 investments with PIK provisions as of December 31, 2019 and four of the 24 investments with PIK provisions as of December 31, 2018 were on non-accrual status and no PIK interest was recorded on these investments during the years ended December 31, 2019 and 2018. For the years ended December 31, 2019, 2018 and 2017, the Company recognized approximately $4.5 million, $1.9 million and $1.3 million, respectively, of PIK interest. The Company stops accruing PIK interest and writes off any accrued and uncollected interest in arrears when it determines that such PIK interest in arrears is no longer collectible.

The Company may periodically provide services, including structuring and advisory services, to its portfolio companies or other third parties. The income from such services is non-recurring. For services that are separately identifiable and evidence exists to substantiate fair value, income is recognized as earned, which is generally when the investment or other applicable transaction closes. For the years ended December 31, 2019, 2018 and 2017, the Company recognized approximately $1.1 million, $2.1 million and $2.4 million, respectively, of non-recurring fee income received from its portfolio companies or other third parties, which accounted for approximately 1.0%, 1.8% and 2.3%, respectively, of the Company’s total investment income during such periods. Fees received in connection with debt financing transactions for services that do not meet these criteria are treated as debt origination fees and are deferred and accreted into interest income over the life of the financing.

Unearned Income – Original Issue Discount / Premium to Par Value

The Company generally purchases its debt investments for an amount different than their respective principal values. For purchases at less than par value, a discount is recorded at acquisition, which is accreted into interest income based on the effective interest method over the life of the debt investment. For purchases at greater than par value, a premium is recorded at acquisition, which is amortized as a reduction to interest income based on the effective interest method over the life of the investment. Upon repayment , any unamortized discount or premium is also recognized into interest income. For the years ended December 31, 2019, 2018 and 2017, the Company accreted approximately a net of $7.8 million, $9.8 million and $13.1 million, respectively, into interest income.

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

Deferred Financing Costs

Deferred financing costs represent fees and other direct costs incurred in connection with arranging the Company’s borrowings. These costs were incurred in connection with the Company’s revolving credit facilities (see Note 6 — Borrowings) and have been capitalized. The deferred financing costs are being amortized to interest expense using the straight-line method over the life of the related credit facility, which the Company believes is materially consistent with the effective interest method. For each of the years ended December 31, 2019, 2018 and 2017, the Company amortized approximately $1.3 million into interest expense related to deferred financing costs.

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

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820),” which is intended to improve fair value disclosure requirements by removing disclosures that are not cost-beneficial, clarifying disclosures’ specific requirements, and adding relevant disclosure requirements. The amendments take effect for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The adoption of this standard is not anticipated to have a material impact on the consolidated financial statements and related disclosures.

In August 2018, the SEC adopted rules (the "SEC Release") amending certain disclosure requirements intended to eliminate redundant, duplicative, overlapping, outdated, or superseded, in light of other SEC disclosure requirements, US GAAP requirements, or changes in the information environment. In part, the SEC Release requires an investment company to present distributable earnings in total on the consolidated balance sheet and consolidated statement of changes in net assets, rather than showing the three components of distributable earnings as previously shown. The Company adopted this part of the SEC Release in the current annual period and the changes in presentation have been retrospectively applied to the consolidated balance sheet as of December 31, 2017 and to the consolidated statements of changes in net assets for the years ended December 31, 2017 and 2016. The impact of the adoption of these rules on the Company’s consolidated financial statements was not material. Additionally, the SEC Release requires disclosure of changes in net assets within a registrant's Form 10-Q filing on a quarter-to-date and year-to-date basis for both the current year and prior year comparative periods. The Company adopted the new requirement to present changes in net assets in interim financial statements within Form 10-Q filings starting with the quarter ending March 31, 2019. The compliance date for the SEC Release was for all filings, as applicable, on or after November 5, 2018. The adoption of these rules did not have a material impact on the consolidated financial statements.

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

As of December 31, 2019 and 2018, the Company’s investment portfolio was comprised of debt securities, equity investments, and Other Portfolio investments. The fair value determination for these investments primarily consisted of unobservable (Level 3) inputs.

As of December 31, 2019 and 2018, all of the Company’s LMM portfolio investments consisted of illiquid securities issued by private companies. The fair value determination for the LMM portfolio investments primarily consisted of unobservable inputs. As a result, all of the Company’s LMM portfolio investments were categorized as Level 3 as of December 31, 2019 and 2018.

As of December 31, 2019 and 2018, the Company’s Middle Market portfolio investments consisted primarily of Middle Market investments in secured and unsecured debt investments and independently rated debt investments. The fair value determination for these investments consisted of a combination of (1) observable inputs in non-active markets for which sufficient observable inputs were available to determine the fair value of these investments, (2) observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and (3) unobservable inputs. As a result, all of the Company’s Middle Market portfolio investments were categorized as Level 3 as of December 31, 2019 and 2018.

As of December 31, 2019 and 2018, the Company’s Private Loan portfolio investments primarily consisted of debt investments. The fair value determination for Private Loan investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of the Company’s Private Loan portfolio investments were categorized as Level 3 as of December 31, 2019 and 2018.

As of December 31, 2019 and 2018, the Company’s Other Portfolio investments consisted primarily of illiquid securities issued by private companies. The Company relies primarily on information provided by managers of private investment funds in valuing these investments and considers whether it is appropriate, in light of all relevant circumstances, to value the Other Portfolio investments at the NAV reported by the private investment fund at the time of valuation or to adjust the value to reflect a premium or discount. Additionally, as of December 31, 2019, the Company’s Other Portfolio investments included an investment in subordinated notes of a CLO, which are carried at a fair value determined by taking into account information received from a third-party, independent valuation firm. The fair value determination for the Company’s Other Portfolio investments primarily consisted of unobservable inputs. As a result, all of the Company’s Other Portfolio investments were categorized as Level 3 as of December 31, 2019 and 2018.

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

The following table presents fair value measurements of the Company’s investments, by major class, as of December 31, 2019 according to the fair value hierarchy (dollars in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First lien secured debt investments	$—	$—	$800,361	$800,361
Second lien secured debt investments	—	—	40,646	40,646
Unsecured debt investments	—	—	13,783	13,783
Equity investments (1)	—	—	172,807	172,807
Total	$—	$—	$1,027,597	$1,027,597
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
(1) Includes the Company’s investment in HMS-ORIX. (See Note 4 — Investment in HMS-ORIX SLF LLC)

The following table presents fair value measurements of the Company’s investments, by investment classification, segregated by the level within the fair value hierarchy as of December 31, 2019 (dollars in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
LMM portfolio investments	$—	$—	$225,121	$225,121
Private Loan investments	—	—	481,152	481,152
Middle Market investments	—	—	272,428	272,428
Other Portfolio investments (1)	—	—	48,896	48,896
Total	$—	$—	$1,027,597	$1,027,597
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

The following table, which is not intended to be all inclusive, presents the significant unobservable inputs of the Company’s Level 3 investments as of December 31, 2019 (dollars in thousands):

	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range	Weighted Average (2)
LMM equity investments	$95,554	Discounted Cash Flows	WACC	11.0% - 18.3%	13.6%
		Market Approach/Enterprise Value	EBITDA Multiples (1)	4.5x - 12.0x	6.9x
LMM debt investments	129,567	Discounted Cash Flows	Expected Principal Recovery	100.0% - 100.0%	100.0%
			Risk Adjusted Discount Factor	8.0% - 19.0%	12.1%
Private Loan debt investments	403,194	Discounted Cash Flows	Expected Principal Recovery	1.4% - 100.0%	99.9%
			Risk Adjusted Discount Factor	4.6% - 21.7%	7.9%
	57,242	Market Approach	Third Party Quotes	92.5% - 101.0%	97.2%
Private Loan equity investments	20,716	Market Approach/Enterprise Value	EBITDA Multiples (1)	4.9x - 9.5x	7.8x
		Discounted Cash Flows	WACC	10.7% - 14.6%	12.1%
Middle Market debt investments	250,194	Market Approach	Third Party Quotes	28.1% - 101.0%	92.0%
	14,593	Discounted Cash Flows	Expected Principal Recovery	52.7% - 100.0%	76.1%
			Risk Adjusted Discount Factor	8.6% - 38.0%	19.9%
Middle Market equity investments	7,641	Market Approach	Third Party Quotes	$0.00 - $200.0	$104.9
		Discounted Cash Flows	WACC	17.5% - 18.0%	17.5%
		Market Approach/ Enterprise Value	EBITDA Multiples (1)	3.9x - 5.5x	5.5x
Other Portfolio investments (3)	29,868	Market Approach	NAV (1)	80.7% - 118.3%	99.9%
	19,028	Discounted Cash Flows	Constant Default Rate	1.0%	1.0%
			Constant Prepayment Rate	20.0%	20.0%
			Reinvestment Spread	3.4%	3.4%
			Reinvestment Price	99.5%	99.5%
			Recovery Rate	70.0%	70.0%
			Yield to Maturity	12.0%	12.0%
	$1,027,597
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
(3) Includes the Company’s investment in HMS-ORIX. (See Note 4 — Investment in HMS-ORIX SLF LLC)

The following table provides a summary of changes in fair value of the Company’s Level 3 portfolio investments for the year ended December 31, 2019 (dollars in thousands):

Type of Investment	December 31, 2018 Fair Value	PIK Interest Accrual	New Investments (1)	Sales/ Repayments	Net Change in Unrealized Appreciation (Depreciation)(2)	Net Realized Gain (Loss)	December 31, 2019 Fair Value
LMM Equity	$79,641	$181	$7,404	$(1,198)	$9,378	$148	$95,554
LMM Debt	130,633	345	20,669	(18,212)	(3,878)	10	129,567
Private Loan Equity	16,905	74	2,965	(5,524)	2,885	3,411	20,716
Private Loan Debt	392,034	3,415	181,645	(122,594)	8,100	(2,164)	460,436
Middle Market Debt	428,569	520	41,347	(175,363)	(11,113)	(19,173)	264,787
Middle Market Equity	5,702	—	3,899	—	(1,960)	—	7,641
Other Portfolio (3)	53,084	—	31,831	(34,504)	(881)	(634)	48,896
Total	$1,106,568	$4,535	$289,760	$(357,395)	$2,531	$(18,402)	$1,027,597
(1) Column includes changes to investments due to the net accretion of discounts/premiums and amortization of fees.
(2) Column does not include unrealized appreciation (depreciation) on unfunded commitments.
(3) Includes the Company’s investment in HMS-ORIX and CLO subordinated notes. (See Note 4 — Investment in HMS-ORIX SLF LLC)

The following table provides a summary of changes in fair value of the Company’s Level 3 portfolio investments for the year ended December 31, 2018 (dollars in thousands):

Type of Investment	December 31, 2017 Fair Value	PIK Interest Accrual	New Investments (1)	Sales/ Repayments	Net Change in Unrealized Appreciation (Depreciation)(2)	Net Realized Gain (Loss)	December 31, 2018 Fair Value
LMM Equity	$47,876	$—	$18,574	$(3,506)	$15,015	$1,682	$79,641
LMM Debt	87,781	33	56,033	(12,580)	505	(1,139)	130,633
Private Loan Equity	8,612	35	8,285	(883)	505	351	16,905
Private Loan Debt	306,770	1,234	269,286	(174,818)	(10,599)	161	392,034
Middle Market Debt	545,217	593	198,738	(300,059)	3,382	(19,302)	428,569
Middle Market Equity	4,575	—	6,633	—	(5,506)	—	5,702
Other Portfolio (3)	48,608	—	8,007	—	(3,531)	—	53,084
Total	$1,049,439	$1,895	$565,556	$(491,846)	$(229)	$(18,247)	$1,106,568
(1) Column includes changes to investments due to the net accretion of discounts/premiums and amortization of fees.
(2) Column does not include unrealized appreciation (depreciation) on unfunded commitments.
(3) Includes the Company’s investment in HMS-ORIX. (See Note 4 — Investment in HMS-ORIX SLF LLC)

The net change in unrealized appreciation (depreciation) for the years ended December 31, 2019, 2018 and 2017 included in the Consolidated Statements of Operations that related to Level 3 assets still held as of December 31, 2019, 2018 and 2017 was approximately $(6.7) million, $(15.7) million and $436,000, respectively. For the years ended December 31, 2019 and 2018, there were no transfers between Level 2 and Level 3 portfolio investments.

Portfolio Investment Composition

The composition of the Company’s investments as of December 31, 2019, at cost and fair value, was as follows (dollars in thousands):

	Investments at Cost	Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First lien secured debt investments	$831,414	79.9%	$800,361	77.9%
Second lien secured debt investments	48,715	4.7	40,646	4.0
Unsecured debt investments	14,097	1.4	13,783	1.3
Equity investments (1)	144,159	13.8	170,961	16.6
Equity warrants	1,670	0.2	1,846	0.2
Total	$1,040,055	100.0%	$1,027,597	100.0%
(1) Includes the Company’s investment in CLO subordinated notes. (See Note 4 — Investment in HMS-ORIX SLF LLC)

The composition of the Company’s investments as of December 31, 2018, at cost and fair value, was as follows (dollars in thousands):

	Investments at Cost	Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First lien secured debt investments	$873,331	77.8%	$846,427	76.5%
Second lien secured debt investments	98,281	8.8	93,573	8.4
Unsecured debt investments	12,038	1.1	11,236	1.0
Equity investments (1)	136,051	12.1	153,313	13.9
Equity warrants	1,987	0.2	2,019	0.2
Total	$1,121,688	100.0%	$1,106,568	100.0%
(1) Includes the Company’s investment in HMS-ORIX. (See Note 4 - Investment in HMS-ORIX SLF LLC)

The composition of the Company’s investments by geographic region as of December 31, 2019, at cost and fair value, was as follows (dollars in thousands) (since the Other Portfolio investments do not represent a single geographic region, this information excludes Other Portfolio investments):

	Investments at Cost	Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Northeast	$130,531	13.2%	$127,098	13.0%
Southeast	215,254	21.8	218,819	22.4
West	183,955	18.6	174,871	17.9
Southwest	207,284	21.0	202,918	20.7
Midwest	223,575	22.7	229,246	23.4
Non-United States	26,368	2.7	25,749	2.6
Total	$986,967	100.0%	$978,701	100.0%

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

The composition of the Company’s total investments by industry as of December 31, 2019 and December 31, 2018, at cost and fair value was as follows (since the Other Portfolio investments do not represent a single industry, this information excludes Other Portfolio investments):

	Cost		Fair Value
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Commercial Services and Supplies	8.5%	6.7%	8.2%	6.3%
Oil, Gas, and Consumable Fuels	6.3	4.7	6.3	4.7
Machinery	5.9	4.0	7.7	5.3
Aerospace and Defense	5.0	4.7	5.1	4.6
Communications Equipment	5.0	4.1	4.4	3.8
Health Care Providers and Services	4.7	2.8	4.2	2.8
IT Services	4.5	5.8	4.5	5.9
Diversified Telecommunication Services	4.4	4.6	4.3	4.4
Media	4.2	5.5	4.5	5.5
Leisure Equipment and Products	4.0	3.4	3.6	3.4
Internet Software and Services	3.9	4.9	3.8	5.0
Construction and Engineering	3.3	4.9	3.4	5.1
Specialty Retail	3.3	3.1	3.0	2.5
Energy Equipment and Services	2.8	3.4	2.6	3.5
Hotels, Restaurants, and Leisure	2.8	3.4	2.7	3.4
Computers and Peripherals	2.7	2.6	3.8	3.4
Distributors	2.5	3.2	2.4	3.1
Diversified Consumer Services	2.4	2.3	1.6	1.8
Transportation Infrastructure	2.3	1.0	2.3	1.0
Professional Services	1.8	1.6	1.5	1.6
Diversified Financial Services	1.7	—	1.7	—
Food Products	1.7	2.9	1.5	2.9
Internet and Catalog Retail	1.7	1.7	1.4	1.3
Trading Companies and Distributors	1.6	1.5	1.6	1.4
Wireless Telecommunication Services	1.5	1.4	1.5	1.3
Containers and Packaging	1.3	1.3	1.4	1.3
Food & Staples Retailing	1.2	1.6	1.2	1.6
Household Durables	1.2	1.3	1.1	1.3
Textiles, Apparel & Luxury Goods	1.0	1.1	1.0	1.0
Construction Materials	0.9	2.3	1.3	2.4
Software	0.8	1.7	1.1	1.9
Other	5.1	6.5	5.3	6.5
Total	100.0%	100.0%	100.0%	100.0%
(1) Includes various industries with each industry individually less than 1.0% of the total combined LMM, Middle Market and Private Loan portfolio investments.

Note 4 — Investment in HMS-ORIX SLF LLC

On April 4, 2017, the Company and ORIX Funds Corp. (“Orix”) entered into a limited liability company agreement to co-manage HMS-ORIX, which invested primarily in broadly-syndicated loans. Pursuant to the terms of the limited liability agreement and through representation on the HMS-ORIX Board of Managers, the Company and Orix each had 50% voting control of HMS-ORIX and together were required to agree on all portfolio and investment decisions as well as all other significant actions for HMS-ORIX. The Company did not have sole control of significant actions of HMS-ORIX and, accordingly, did not consolidate the operations of HMS-ORIX within the consolidated financial statements. As of December 31, 2018, the Company and Orix funded an aggregate of $50.0 million of equity to HMS-ORIX, with the Company providing $30.0 million (60% of the equity) and Orix providing $20.0 million (40% of the equity).

On November 20, 2018, HMS-ORIX closed on a $170.0 million credit facility with Citibank, N.A. (the “Refinanced HMS-ORIX Credit Facility”). The proceeds from the Refinanced HMS-ORIX Credit Facility were used to pay off the outstanding balance on its existing $100.0 million credit facility with Bank of America, N.A., which was subsequently terminated. The reinvestment period for the Refinanced HMS-ORIX Credit Facility was scheduled to expire on September 6, 2019, and the maturity date was nine months after expiration of the reinvestment period (unless terminated earlier pursuant to the terms of the Refinanced HMS-ORIX Credit Facility). Borrowings under the Refinanced HMS-ORIX Credit Facility bore interest at a rate equal to the three-month LIBOR plus 1.15%. As of December 31, 2018, $98.8 million of advances were outstanding under the Refinanced HMS-ORIX Credit Facility. Borrowings under the facility were secured by substantially all of the assets of HMS-ORIX.

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

HMS-ORIX
Loan Portfolio
As of December 31, 2018
(dollars in thousands)
Portfolio Company	Industry	Type of Investment	Principal	Cost	Fair Value

		LIBOR (3 months) + 4.00%, Current Coupon 6.53%, Secured Debt (Maturity - October 10, 2024)	$1,021	$1,011	$941
			1,668	1,657	1,534
WideOpenWest Finance, LLC	Diversified Telecommunication Services	LIBOR (1 month) + 3.25%, Current Coupon 5.72%, Secured Debt (Maturity - August 18, 2023)	3,461	3,471	3,215
William Morris Endeavor Entertainment, LLC	Recreation Facilities and Services	LIBOR (3 months) + 2.75%, Current Coupon 5.28%, Secured Debt (Maturity - May 16, 2025)	638	608	608
Zekelman Industries, Inc	Manufactured Goods	LIBOR (1 month) + 2.25%, Current Coupon 4.86%, Secured Debt (Maturity - June 14, 2021)	1,000	985	970
Total Loan Portfolio			$165,025	$164,570	$157,923

For the years ended December 31, 2019 and 2018 and for the period from inception (April 4, 2017) to December 31, 2017, the Company recognized approximately $546,000 and $2.1 million and $450,000, respectively, of dividend income from its investment in HMS-ORIX.

The following tables show the financial information for HMS-ORIX:

HMS-ORIX SLF LLC
Balance Sheet
(dollars in thousands)
	As of December 31, 2019	As of December 31, 2018
Assets
Portfolio investments at fair value (amortized cost: $164,570 as of December 31, 2018)	$—	$157,923
Cash and cash equivalents	—	3,873
Interest receivable	—	197
Deferred financing costs, net	—	497
Other assets	—	30
Total assets	$—	$162,520

Liabilities
Credit facilities payable	$—	$98,818
Payable for securities purchased	—	18,442
Distributions payable	—	902
Accounts payable and accrued expenses	—	439
Total liabilities	—	118,601

Net assets
Members’ equity	—	43,919
Total net assets	—	43,919
Total liabilities and net assets	$—	$162,520

HMS-ORIX SLF LLC
Statements of Operations
(dollars in thousands)
	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018	For the Period from Inception (April 4, 2017) to December 31, 2017

Investment income
Interest income	$3,030	$7,505	$3,730
Dividend income	—	—	—
Fee income	—	—	—
Other income	—	—	—
Total investment income	3,030	7,505	3,730
Expenses
Interest expense	2,130	3,755	1,720
Other expenses	—	1	34
General and administrative expenses	96	89	64
Total expenses	2,226	3,845	1,818
Net investment income	804	3,660	1,912
Net realized loss on investments	(1,514)	(618)	(85)
Net realized income	(710)	3,042	1,827
Net change in unrealized depreciation on investments	6,647	(6,642)	(5)
Net increase (decrease) in net assets resulting from operations	$5,937	$(3,600)	$1,822

Note 5 — Unconsolidated Significant Subsidiaries

In accordance with Rules 3-09 and 4-08(g) of Regulation S-X, the Company must determine which of its unconsolidated controlled portfolio companies, if any, are considered "significant subsidiaries." After performing this analysis, the Company determined that GRT Rubber Technologies, LLC (“GRT”) is a significant subsidiary for the years ended December 31, 2019 and 2018, under at least one of the significance conditions of Rule 4-08(g) of Regulation S-X.  The Company had no “significant subsidiaries” under Rule 3-09 for the years ended December 31, 2019, 2018 and 2017, and under Rule 4-08(g) of Regulation S-X for the years ended December 31, 2017.

The following tables show the summarized financial information for GRT (dollars in thousands):

	As of December 31,
	2019	2018
Balance Sheet Data
Current assets	$10,256	$8,399
Non current assets	20,921	24,242
Current liabilities	6,713	2,870
Non current liabilities	22,412	14,445

	For the Twelve Months Ended December 31,
	2019	2018	2017
Summary of Operations
Total revenue	$39,819	$37,821	$31,165
Gross profit	11,064	9,526	6,737
Income from operations	6,467	4,934	2,329
Net income (loss)	3,128	2,470	(103)

Note 6 — Borrowings

A BDC is permitted, under specified conditions, to issue “senior securities,” including borrowing money from banks or other financial institutions, only in amounts such that its asset coverage, as that term is defined in the 1940 Act, immediately after each such issuance is at least equal to the percentage set forth in Section 61 of the 1940 Act that is applicable to the BDC at such time. Prior to the enactment of the Small Business Credit Availability Act (the “SBCAA”) in March 2018, the asset coverage requirement applicable to BDCs was 200%. The SBCAA permits a BDC to be subject to an asset coverage requirement of 150% so long as it meets certain disclosure requirements and obtains certain approvals and, in the case of an unlisted BDC, makes an offer to repurchase the shares of its stockholders as of the date of the requisite approval. The reduced asset coverage requirement permits a BDC to have a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement. Effectiveness of the reduced asset coverage requirements to a BDC requires approval by either (1) a “required majority” (as defined in Section 57(o) of the 1940 Act) of such BDC’s board of directors with effectiveness one year after the date of such approval or (2) a majority of the votes cast at a special or annual meeting of such BDC’s stockholders at which a quorum is present, which is effective the day after such stockholder approval. The Company has not requested or obtained any such approval and as a result, remains subject to the 200% asset coverage requirement.

On March 6, 2017, the Company entered into an amended and restated senior secured revolving credit agreement (the “TIAA Credit Facility”) with TIAA, FSB (formerly known as EverBank Commercial Finance, Inc. prior to June 18, 2018) (“TIAA Bank”), as administrative agent, and with TIAA Bank and other financial institutions as lenders. As of December 31, 2019, the TIAA Credit Facility, as amended, featured aggregate revolver commitments of $120.0 million, with an accordion provision allowing increases in aggregate commitments, not to exceed $150.0 million, with lender consent. As of December 31, 2019, the revolver commitments were to terminate on March 6, 2020, and all outstanding advances were payable on March 6, 2021, with two one-year extension options available for both such dates, subject to lender consent. As of December 31, 2019, borrowings under the TIAA Credit Facility bore interest, subject to the Company’s election, on a per annum basis equal to (i) the adjusted LIBOR plus 2.75% or (ii) the base rate plus 1.75%. The base rate is defined as the higher of (a) the prime rate, (b) the Federal Funds Rate (as defined in the credit agreement) plus 0.50% or (c) the adjusted LIBOR plus 1.00%. The adjusted LIBOR is defined in the credit agreement for the TIAA Credit Facility as the one-month LIBOR plus an adjustment for statutory reserve requirements for Eurocurrency liabilities as described in the credit agreement. As of December 31, 2019, the one-month LIBOR was 1.76%. Additionally, the Company pays an annual unused commitment fee of 0.30% on the unused revolver commitments if more than 50% of the revolver commitments are being used and an annual unused commitment fee of 0.625% on the unused revolver commitments if less than 50% of the revolver commitments are being used. On March 5, 2020, the TIAA Credit Facility was amended to, among other things, (i) extend the termination date of the revolver commitments to March 6, 2022 and the final maturity date of the facility to March 6, 2023, both such dates subject to two one-year extension options, with administrative agent and lender approval, (ii) increase the revolver commitments to $130.0 million and (iii) reduce the interest rate margin by 0.15% to LIBOR plus 2.60% or the base rate plus 1.60%. See Note 14 — Subsequent Events for discussion of the amendment to the TIAA Credit Facility.

The TIAA Credit Facility permits the creation of certain “Structured Subsidiaries,” which are not guarantors under the TIAA Credit Facility and which are permitted to incur debt outside of the TIAA Credit Facility. Borrowings under the TIAA Credit Facility are secured by all of the Company’s assets, other than the assets of Structured Subsidiaries, as well as all of the assets, and a pledge of equity ownership interests, of any future subsidiaries of the Company (other than Structured Subsidiaries). The credit agreement for the TIAA Credit Facility contains affirmative and negative covenants usual and customary for credit facilities of this nature, including: (i) maintaining a minimum interest coverage ratio of at least 2.00 to 1.00; (ii) maintaining an asset coverage ratio of at least 2.10 to 1.00; and (iii) maintaining a minimum consolidated tangible net worth, excluding Structured Subsidiaries, of at least the greater of (a) the aggregate amount of the revolver commitments or (b) $50.0 million. Further, the TIAA Credit Facility contains limitations on incurrence of other indebtedness (other than by the Structured Subsidiaries), limitations on industry concentration, and an anti-hoarding provision to protect the collateral under the TIAA Credit Facility. Additionally, the Company must provide information to TIAA on a regular basis, preserve its corporate existence, comply with applicable laws, including the 1940 Act, pay obligations when they become due, and invest the proceeds of the sales of common stock in accordance with its investment objectives and strategies (as set forth in the TIAA Credit Facility). Further, the credit agreement contains usual and customary default provisions including: (i) a default in the payment of interest and principal; (ii) insolvency or bankruptcy of the Company; (iii) a material adverse change in the Company’s business; or (iv) breach of any covenant, representation or warranty in the loan agreement or other credit documents and failure to cure such breach within defined periods. Additionally, the TIAA Credit Facility requires the Company to obtain written approval from the administrative agent prior to entering into any material amendment, waiver or other modification of any provision of the Investment Advisory Agreement. As of December 31, 2019, the Company was not aware of any instances of noncompliance with covenants related to the TIAA Credit Facility.

On May 18, 2015, HMS Funding I LLC (“HMS Funding”), entered into an amended and restated credit agreement (as amended, the “Deutsche Bank Credit Facility”) among HMS Funding as borrower, the Company, as equityholder and as servicer, Deutsche Bank AG, New York Branch (“Deutsche Bank”), as administrative agent, the financial institutions party thereto as lenders (together with Deutsche Bank, the “HMS Funding Lenders”), and U.S. Bank National Association, as collateral agent and collateral custodian. The Company contributes certain assets to HMS Funding from time to time, as permitted under the TIAA Credit Facility, as collateral to secure the Deutsche Bank Credit Facility. As of December 31, 2019, the Deutsche Bank Credit Facility, as amended, provided a borrowing capacity of $450.0 million, with an accordion provision allowing increases in aggregate commitments, not to exceed $550.0 million, with lender consent. Under the Deutsche Bank Credit Facility, interest is calculated as the sum of the index plus the applicable margin of 2.35%. The index will be equal to one-month LIBOR, or, in the event that LIBOR is not reasonably available, the higher of Deutsche Bank’s base commercial lending rate and the interest rate equal to 0.5% above the federal funds rate. As of December 31, 2019, the one-month LIBOR was 1.76%. The Deutsche Bank Credit Facility provides for a revolving period until November 20, 2020, unless otherwise extended with the consent of the HMS Funding Lenders. The amortization period begins the day after the last day of the revolving period and ends on November 20, 2022, the maturity date. During the amortization period, the applicable margin will increase by 0.25%. During the revolving period, HMS Funding will pay a utilization fee equal to 2.50% of the undrawn amount of the required utilization, between the aggregate commitments and the outstanding advances under the facility, provided that the undrawn fee relating to any utilization shortfall will not be payable to the extent that the utilization fee relating to such utilization shortfall is incurred. Additionally, per the terms of a fee letter executed on November 20, 2017, HMS Funding pays Deutsche Bank an administrative agent fee of 0.25% per annum of the aggregate revolver commitments.

HMS Funding’s obligations under the Deutsche Bank Credit Facility are secured by a first priority security interest in its assets, including all of the present and future property and assets of HMS Funding. The Deutsche Bank Credit Facility contains affirmative and negative covenants usual and customary for credit facilities of this nature, including maintaining a positive tangible net worth, limitations on industry concentration and complying with all applicable laws. The Deutsche Bank Credit Facility contains usual and customary default provisions including: (i) a default in the payment of interest and principal; (ii) insolvency or bankruptcy of the Company; (iii) the occurrence of a change of control; or (iv) any uncured breach of a covenant, representation or warranty in the Deutsche Bank Credit Facility. As of December 31, 2019, the Company was not aware of any instances of noncompliance with covenants related to the Deutsche Bank Credit Facility.

As of December 31, 2019, the Company had borrowings of $105.0 million outstanding on the TIAA Credit Facility, and had borrowings of $340.0 million outstanding on the Deutsche Bank Credit Facility, both of which the Company estimated approximated fair value.

A summary of the Company’s significant contractual payment obligations for the repayment of outstanding borrowings at December 31, 2019 is as follows:

	Payments Due By Period (dollars in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
TIAA Credit Facility (1)	$105,000	$—	$105,000	$—	$—
Deutsche Bank Credit Facility (2)	340,000	—	340,000	—	—
Total	$445,000	$—	$445,000	$—	$—

(1)
At December 31, 2019, $15.0 million remained available under the TIAA Credit Facility; however, the Company’s borrowing ability is limited to the asset coverage restrictions imposed by the 1940 Act, as discussed above.

(2)
At December 31, 2019, $110.0 million remained available under the Deutsche Bank Credit Facility; however, the Company’s borrowing ability is limited to the asset coverage restrictions imposed by the 1940 Act, as discussed above.

Note 7 — Financial Highlights

The following is a schedule of financial highlights of the Company for the years ended December 31, 2019, 2018, 2017, 2016 and 2015.

	Year Ended December 31,
Per Share/Unit Data:	2019	2018	2017	2016	2015
NAV at beginning of period	$7.96	$8.15	$8.15	$7.88	$8.40
Results from Operations
Net investment income (1) (2)	0.70	0.74	0.73	0.70	0.75
Net realized loss on investments (1) (2)	(0.23)	(0.23)	(0.03)	(0.29)	(0.11)
Net change in unrealized appreciation (depreciation) on investments(1) (2)	0.04	—	(0.02)	0.56	(0.78)
Net increase (decrease) in net assets resulting from operations	0.51	0.51	0.68	0.97	(0.14)
Stockholder distributions (1) (3)
Distributions from net investment income (1) (2)	(0.70)	(0.70)	(0.70)	(0.70)	(0.70)
Distributions from realized appreciation (1) (2)	—	—	—	—	—
Net decrease in net assets resulting from stockholder distributions	(0.70)	(0.70)	(0.70)	(0.70)	(0.70)
Capital share transactions
Issuance of common stock above NAV, net of offering costs (1) (4)	—	—	0.02	—	0.21
Net increase in net assets resulting from capital share transactions	—	—	0.02	—	0.21
Other (5)	—	—	—	—	0.11
NAV at end of the period	$7.77	$7.96	$8.15	$8.15	$7.88
Shares of common stock outstanding at end of period	78,463,377	78,584,824	79,511,731	73,382,971	62,382,044
Weighted average shares of common stock outstanding	78,757,732	79,250,498	77,718,813	68,029,977	48,838,114

(1)	Based on weighted average number of shares of common stock outstanding for the period.

(2)	Change in net investment income and net realized and unrealized appreciation (depreciation) on investments can change significantly from period to period.

(3)	The stockholder distributions represent the stockholder distributions declared for the period.

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

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(dollars in thousands)
NAV at end of period	$609,305	$625,366	$647,789	$597,833	$491,652
Average net assets	$622,708	$642,625	$629,775	$535,175	$400,045
Average Credit Facilities borrowings	$474,000	$482,200	$427,200	$396,000	$304,973

Ratios to average net assets:
Ratio of total expenses to average net assets (1)	9.11%	8.17%	7.14%	7.12%	7.23%
Ratio of net investment income to average net assets	8.84%	9.16%	9.01%	8.91%	9.01%
Portfolio turnover ratio	33.30%	45.06%	50.66%	39.01%	24.23%
Total return (2)	6.41%	6.26%	8.59%	12.31%	2.14%

(1)
Ratio of total expenses to average net assets is calculated net of any waiver of advisory fees or reimbursement of internal administrative services expenses. For the year ended December 31, 2019, the Advisers earned, but did not waive, a subordinated incentive fee on income of approximately $3.9 million, while the Advisers earned, but waived in full, a subordinated incentive fee on income of approximately $3.3 million and $1.6 million for the years ended December 31, 2018 and 2017, respectively. For the years ended December 31, 2019, 2018 and 2017, the Advisers also waived reimbursement of internal administrative services expenses of approximately $3.1 million, $2.7 million and $3.0 million, respectively. Excluding interest expense, the ratio of total expenses to average net assets for the years ended December 31, 2019, 2018, 2017, 2016 and 2015 was 4.99%, 4.31%, 4.23%, 4.25% and 4.44%, respectively. See Note 11 — Related Party Transactions and Arrangements.

(2)
Total return is calculated on the change in NAV per share and stockholder distributions declared per share over the reporting period. The total return does not reflect the sales load from the sale of the Company’s common stock.

Note 8 — Stockholder Distributions

The following table reflects the cash distributions per share that the Company declared on its common stock during the years ended December 31, 2019, 2018 and 2017 (dollars in thousands except per share amounts).

	Distributions
For the Period Ended	Per Share	Amount
2019
Three months ended December 31, 2019	$0.18	$13,885
Three months ended September 30, 2019	0.17	13,900
Three months ended June 30, 2019	0.18	13,754
Three months ended March 31, 2019	0.17	13,606
2018
Three months ended December 31, 2018	0.18	13,916
Three months ended September 30, 2018	0.17	13,938
Three months ended June 30, 2018	0.18	13,855
Three months ended March 31, 2018	0.17	13,803
2017
Three months ended December 31, 2017	0.18	14,144
Three months ended September 30, 2017	0.17	13,910
Three months ended June 30, 2017	0.18	13,438
Three months ended March 31, 2017	0.17	12,922

On December 12, 2019, with the authorization of the Company’s board of directors, the Company declared distributions to its stockholders for the period of January 2020 through March 2020. These distributions have been, or will be, calculated based on stockholders of record each day from January 1, 2020 through March 31, 2020 in an amount equal to $0.00191781 per share, per day. Distributions are paid on the first business day following the completion of each month to which they relate.

The Company has adopted an “opt in” distribution reinvestment plan for its stockholders. As a result, if the Company makes a distribution, its stockholders will receive distributions in cash unless they specifically “opt in” to the distribution reinvestment plan so as to have their cash distributions reinvested in additional shares of the Company’s common stock.

The following table reflects the sources of the cash distributions that the Company declared and, in some instances, paid on its common stock during the years ended December 31, 2019, 2018 and 2017.

	Year Ended December 31,
	2019		2018		2017
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage	Distribution Amount	Percentage
Net realized income from operations (before waiver of incentive fees)	$36,664	66.5%	$37,307	67.2%	$52,714	96.9%
Waiver of incentive fees	—	—	3,333	6.0	1,642	3.0
Distributions in excess of net realized income from operations (1)	18,481	33.5	14,872	26.8	58	0.1
Total	$55,145	100.0%	$55,512	100.0%	$54,414	100.0%

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

Note 9 — Taxable Income

The Company has elected to be treated for U.S. federal income tax purposes as a RIC. As a RIC, the Company generally will not incur corporate-level U.S. federal income taxes on net ordinary income or capital gains that the Company timely distributes each taxable year as dividends to its stockholders. To qualify as a RIC in any taxable year, the Company must, among other things, satisfy certain source-of-income and asset diversification requirements. In addition, the Company must satisfy the Annual Distribution Requirement. As a part of maintaining its RIC status, undistributed taxable income (subject to a 4% nondeductible, U.S. federal excise tax) pertaining to a given taxable year may be distributed up to 12 months subsequent to the end of that taxable year, provided such distributions are declared prior to the later of eight-and-one-half months after the close of the taxable year in which such taxable income was generated or the extended due date for the timely filing of the tax return related to the tax year in which such taxable income was generated and paid to the shareholders in the 12-month period following the close of such taxable year and not later than the date of the first dividend payment of the same type of dividend made after such declaration. For the taxable year ended December 31, 2017, the Company distributed $14.9 million, or $0.187394 per share, of our taxable income in 2018, prior to filing of its U.S. federal income tax return for its 2017 taxable year. As a result, the Company was subject to a 4% nondeductible, U.S. federal excise tax liability of approximately $542,000. For the taxable year ended December 31, 2018, the Company distributed $20.5 million, or $0.260865 per share, of its taxable income in 2019, prior to filing of its U.S. federal income tax return for its 2018 taxable year. As a result, the Company was subject to a 4% nondeductible, U.S. federal excise tax liability of approximately $765,000. For the taxable year ended December 31, 2019, the Company distributed $17.1 million, or $0.217936 per share, of its taxable income in 2020, prior to filing of its U.S. federal income tax return for its 2019 taxable year. As a result, the Company was subject to a 4% nondeductible, U.S. federal excise tax liability of approximately $635,000.

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes, which provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the Company’s financial statements is the largest benefit or expense that has a greater than 50% likelihood of being realized upon its ultimate settlement with the relevant tax authority. Positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits, if any, in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. Management has analyzed the Company’s tax positions, and has concluded that there were no material uncertain income tax positions through December 31, 2019. The Company identifies its major tax jurisdiction as the United States, and the Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next 12 months. Tax returns for the 2016 through 2018 taxable years remain subject to examination by U.S. federal and most state tax authorities.

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

Listed below is a reconciliation of “Net increase (decrease) in net assets resulting from operations” to taxable income and to total distributions declared to common stockholders for the years ended December 31, 2019, 2018 and 2017 (dollars in thousands).

	Year Ended December 31,
	2019	2018	2017
Net increase (decrease) in net assets resulting from operations	$39,627	$40,278	$52,626
Net change in unrealized (appreciation) depreciation	(2,963)	362	1,730
Income tax (benefit) provision	820	1,019	624
Pre-tax book (income) loss not consolidated for tax purposes	13,603	19,620	3,532
Book income and tax income differences, including debt origination, structuring fees, dividends, realized gains and changes in estimates	682	(198)	3,669
Estimated taxable income (1)	51,769	61,081	62,181
Taxable income earned in prior year and carried forward for distribution in current year	20,574	15,005	7,238
Taxable income earned prior to period end and carried forward for distribution next period	(21,867)	(25,250)	(19,777)
Dividend accrued as of period end and paid-in the following period	4,669	4,676	4,772
Taxable income earned to be carried forward	(17,198)	(20,574)	(15,005)
Total distributions accrued or paid to common stockholders	$55,145	$55,512	$54,414

(1)
The Company’s taxable income for each period is an estimate and will not be finally determined until the Company files its tax return for each year. Therefore, the final taxable income, and the taxable income earned in each period and carried forward for distribution in the following period, may be different than this estimate.

The income tax expense, or benefit, and the related tax assets and liabilities generated by HMS Equity Holding and HMS Equity Holding II, if any, are reflected in the Company’s consolidated financial statements. For the years ended December 31, 2019, 2018 and 2017, the Company recognized a net income tax (benefit) provision of $820,000, $1.0 million and $624,000, respectively, which was comprised of (i) deferred taxes of $(5.1) million, $(1.2) million and $3.4 million, respectively, offset by a valuation allowance of $5.1 million, $1.2 million and $(3.4) million, respectively, and (ii) other taxes of $820,000, $1.0 million and $624,000, respectively. For the years ended December 31, 2019, 2018 and 2017, the other taxes included $635,000, $920,000 and $379,000, respectively, related to an accrual for excise tax on the Company’s estimated spillover taxable income and $185,000, $99,000 and $245,000, respectively, related to accruals for state and other taxes.

As of December 31, 2019, the cost basis of the Company’s portfolio investments for tax purposes was $1.0 billion, with such investments having an estimated net unrealized depreciation of $12.5 million, composed of gross unrealized appreciation of $55.3 million and gross unrealized depreciation of $68.5 million. As of December 31, 2018, the cost basis of investments for tax purposes was $1.1 billion, with such investments having an estimated net unrealized depreciation of $15.1 million, composed of gross unrealized appreciation of $37.5 million and gross unrealized depreciation of $52.6 million.

The net deferred tax assets at both December 31, 2019 and December 31, 2018 was $0, primarily related to loss carryforwards, timing differences in net unrealized depreciation of portfolio investments, and basis differences of portfolio investments held by HMS Equity Holding and HMS Equity Holding II, offset by a valuation allowance. Based on HMS Equity Holding’s and HMS Equity Holding II’s short operating history, management believes it is more likely than not that there will be inadequate profits in HMS Equity Holding and HMS Equity Holding II against which the deferred tax assets can be offset. Accordingly, the Company recorded a full valuation allowance against such deferred tax assets.

The following table sets forth the significant components of net deferred tax assets and liabilities as of December 31, 2019, 2018 and 2017 (amounts in thousands):

	Year Ended December 31,
	2019	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$2,420	$1,861	$1,901
Foreign tax credit carryforwards	10	10	10
Capital loss carryforwards	14,750	10,696	5,390
Net unrealized depreciation of portfolio investments	67	—	—
Total deferred tax assets	17,247	12,567	7,301
Deferred tax liabilities:
Net basis differences in portfolio investments	(3,217)	(1,540)	(703)
Net unrealized appreciation of portfolio investments	(1,576)	(3,693)	(426)
Other	—	—	—
Total deferred tax liabilities	(4,793)	(5,233)	(1,129)
Valuation allowance	(12,454)	(7,334)	(6,172)
Total net deferred tax assets (liabilities)	$—	$—	$—

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

The difference between the Company’s reported income tax expense (benefit), including excise tax and the U.S. federal statutory rate is as follows (in thousands):

	Year Ended December 31,
	2019		2018		2017
Income tax expense (benefit) at the statutory rate	$8,494	21.00%	$8,672	21.00%	$18,638	35.00%
Non-taxable RIC income	(12,922)	(31.95)	(9,721)	(23.54)	(19,065)	(35.80)
State and local taxes	(506)	(1.25)	(13)	(0.03)	202	0.38
Change in federal tax rate for tax reform	—	—	—	—	3,823	7.18
Change in valuation allowance for tax reform	—	—	—	—	(3,823)	(7.18)
Change in valuation allowance from operations	5,119	12.66	1,161	2.81	470	0.88
Other [1]	635	1.57	920	2.23	379	0.71
Effective tax rate	$820	2.03%	$1,019	2.47%	$624	1.17%
1 For the years ended December 31, 2019, 2018 and 2017, the “Other” amount represents federal excise tax.

For the years ended December 31, 2019, 2018 and 2017, respectively, the tax characteristics of distributions paid to shareholders were as follows. No portion of the distributions paid during the years ended December 31, 2019, 2018 and 2017 represented a return of capital.

	Year Ended December 31,
Tax Characteristics of Distributions	2019		2018		2017

Ordinary Income	$53,297	96.65%	$50,274	90.56%	$52,473	96.43%
Capital Gain Distributions	1,848	3.35	5,238	9.44	1,941	3.57
Total Distributions	$55,145	100.00%	$55,512	100.00%	$54,414	100.00%

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

Note 10 — Supplemental Cash Flow Disclosures

Listed below are the supplemental cash flow disclosures for the years ended December 31, 2019, 2018 and 2017 (dollars in thousands):

	Year Ended December 31,
Supplemental Disclosure of Cash Flow Information	2019	2018	2017
Interest Paid	$24,433	$23,399	$16,966
Taxes Paid	1,269	698	426

Supplemental Disclosure of Non-Cash Flow Information
Stockholder distributions declared and unpaid	4,669	4,676	4,772
Stockholder distributions reinvested	25,068	27,101	27,641
Change in unpaid deferred offering costs	—	—	(21)
Unpaid deferred financing costs	7	20	13

Note 11 — Related Party Transactions and Arrangements

Advisory Agreements and Conditional Fee Waiver

The business of the Company is managed by the Adviser (an affiliate of Hines), pursuant to the Investment Advisory Agreement. This agreement states that the Adviser will oversee the management of the Company’s activities and is responsible for making investment decisions with respect to, and providing day-to-day management and administration of, the Company’s investment portfolio. Additionally, the Company and the Adviser have engaged the Sub-Adviser pursuant to the Sub-Advisory Agreement to identify, evaluate, negotiate and structure the Company’s prospective investments, make investment and portfolio management recommendations for approval by the Adviser, monitor the Company’s investment portfolio and provide certain ongoing administrative services to the Adviser in exchange for which the Adviser will pay the Sub-Adviser fifty percent (50.0%) of the base management fee and incentive fees described below as compensation for its services.

Pursuant to the Investment Advisory Agreement, the Company pays the Adviser a base management fee and incentive fees as compensation for the services described above. The base management fee is calculated at an annual rate of 2.0% of the Company’s average gross assets. The term “gross assets” means total assets of the Company as disclosed on the Company’s balance sheet. “Average gross assets” are calculated based on the Company’s gross assets at the end of the two most recently completed calendar quarters. The base management fee is payable quarterly in arrears. The base management fee is expensed as incurred.

The incentive fees consist of two parts. The first part, referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears based on pre-incentive fee net investment income for the immediately preceding quarter. The subordinated incentive fee on income is equal to 20.0% of the Company’s pre-incentive fee net investment income for the immediately preceding quarter, expressed as a quarterly rate of return on adjusted capital at the beginning of the most recently completed calendar quarter, exceeding 1.875% (or 7.5% annualized), subject to a “catch up” feature (as described below).

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

The second part of the incentive fee, referred to as the incentive fee on capital gains, is an incentive fee on realized capital gains earned from the portfolio of the Company and is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement). This fee equals 20.0% of the Company’s incentive fee capital gains, which equals the Company’s realized capital gains on a cumulative basis from inception, calculated as of the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. At the end of each reporting period, the Company estimates the incentive fee on capital gains and accrues the fee based on a hypothetical liquidation of its portfolio. Therefore, the accrual includes both net realized gains and net unrealized gains (the net unrealized difference between the fair value and the par value of its portfolio), if any. The incentive fee accrued pertaining to the unrealized gain is neither earned nor payable to the Advisers until such time it is realized.

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

For the years ended December 31, 2019, 2018 and 2017, the Company incurred base management fees of approximately $22.2 million, $23.2 million and $21.8 million, respectively. The Advisers did not waive any portion of the base management fees incurred in the years ended December 31, 2019, 2018 and 2017. For the years ended December 31, 2019, 2018 and 2017, the Company incurred subordinated incentive fees on income of approximately $3.9 million, $3.3 million and $1.6 million, respectively. The Advisers waived all subordinated incentive fees on income incurred for the years ended December 31, 2018 and 2017. The Company incurred no capital gains incentive fees during the years ended December 31, 2019, 2018 and 2017.

During the years ended December 31, 2019, 2018 and 2017, the Company did not record an accrual for any previously waived fees. Any reimbursement of previously waived fees to the Advisers will not be accrued until the reimbursement of the waived fees become probable and estimable, which will be upon approval of the Company’s board of directors. To date, none of the previously waived fees has been approved by the Company’s board of directors for reimbursement.

The table below presents the fees waived by the Advisers and the timing of potential reimbursement of waived fees (dollars in thousands). Previously waived fees will only be reimbursed with the approval of the Company’s board of directors and if the conditions described above are satisfied.

	Management Fee (1)		Subordinated Incentive Fee (1)
Quarter Ended	Waivers	Repaid to Adviser (2)	Waivers	Repaid to Adviser (2)	Operating Expense Ratio (3)	Annualized Distribution Rate (4)	Eligible to be Repaid Through (5)
3/31/2017	$—	$—	$1,396	$—	1.62%	$0.70	3/31/2020
6/30/2017	$—	$—	$246	$—	1.60%	$0.70	6/30/2020
9/30/2017	$—	$—	$—	$—	1.77%	$0.70	9/30/2020
12/31/2017	$—	$—	$—	$—	1.82%	$0.70	12/31/2020
3/31/2018	$—	$—	$—	$—	1.80%	$0.70	3/31/2021
6/30/2018	$—	$—	$—	$—	1.96%	$0.70	6/30/2021
9/30/2018	$—	$—	$2,535	$—	2.01%	$0.70	9/30/2021
12/31/2018	$—	$—	$798	$—	2.32%	$0.70	12/31/2021

(1)	Fees waived pursuant to the 2016-2018 Conditional Income Incentive Fee Waiver Agreements.

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

(5)
Prior to December 31, 2016, the Advisers waived total management fees of $2.8 million, total subordinated incentive fees of $2.5 million and total capital gain incentive fees of $8,000. Due to the passage of time, such waived fees are not eligible for repayment under the applicable fee waiver agreements.

Administration

Pursuant to the Investment Advisory Agreement and Sub-Advisory Agreement, the Company is required to pay or reimburse the Advisers for administrative services expenses, which include all costs and expenses related to the Company’s day-to-day administration and management not related to advisory services, whether such administrative services were performed by a third party service provider or affiliates of the Advisers (“Internal Administrative Services”). The Advisers do not earn any profit under their provision of administrative services to the Company. For the years ended December 31, 2019, 2018 and 2017, the Company incurred, and the Advisers waived the reimbursement of Internal Administrative Services expenses of approximately $3.1 million, $2.7 million and $3.0 million, respectively. The Company and the Advisers entered into an expense support and conditional reimbursement agreement, as amended from time to time, which extends the period for waiver of reimbursement of Internal Administrative Services expenses accrued pursuant to the Investment Advisory Agreement and the Sub-Advisory Agreement from January 1, 2016 through December 31, 2019. Since inception, the Advisers waived the reimbursement of total Internal Administrative Services expenses of $16.1 million. Waived Internal Administrative Services expenses are not subject to future reimbursement.

As of each of December 31, 2019 and 2018, the Advisers have incurred approximately $13.3 million of offering costs on the Company’s behalf. As of December 31, 2019 and 2018, approximately $12.6 million and $12.2 million, respectively, of offering costs have been reimbursed to the Advisers. The Company expects to reimburse the Advisers for the balance of such costs incurred on its behalf on a monthly basis up to a maximum aggregate amount of 1.5% of the gross stock offering proceeds.

The table below outlines fees incurred and expense reimbursements payable to the Adviser, the Sub-Adviser and their respective affiliates for the years ended December 31, 2019, 2018 and 2017 and amounts unpaid as of December 31, 2019 and 2018 (dollars in thousands).

	Incurred			Unpaid as of
	Year Ended December 31,			December 31,
Type and Recipient	2019	2018	2017	2019	2018
Offering Costs - the Adviser, Sub-Adviser	$376	$407	$1,181	$—	$—
Other (2) - the Adviser	778	661	693	44	57
Selling Commissions - Dealer Manager	—	—	2,577	—	—
Dealer Manager Fee - Dealer Manager	—	—	1,453	—	—
Due to Affiliates				$44	$57

Base Management Fees - the Adviser, Sub-Adviser	$22,246	$23,189	$21,785	$5,388	$5,854
Incentive Fees on Income (1) - the Adviser, Sub-Adviser	3,943	—	—	—	—
Base Management and Incentive Fees Payable				$5,388	$5,854

(1)	Net of amounts waived by the Advisers.

(2)	Includes amounts the Adviser paid on behalf of the Company such as general and administrative services expenses.

Note 12 — Share Repurchase Plan

The Company conducts quarterly tender offers pursuant to its share repurchase program. Under the terms of the plan, the Company will offer to purchase shares at the estimated NAV per share, as determined within 48 hours prior to the repurchase date. On August 10, 2018, the Company’s board of directors determined that it was desirable and in the best interest of the Company to modify the manner in which the amount of shares to be repurchased pursuant to the Company’s share repurchase program during each calendar quarter is calculated. Beginning with the Company’s tender offer in the fourth fiscal quarter of 2018, the amount of shares of the Company’s common stock to be repurchased during any calendar quarter is equal to the lesser of (i) the number of shares of common stock the Company can repurchase with the proceeds it received from the issuance of common stock under the Company’s distribution reinvestment plan during the prior calendar quarter or (ii) 2.5% of the weighted average number of shares of common stock outstanding in the prior four calendar quarters. For prior periods, the amount of shares repurchased during any calendar quarter was limited to (i) during any calendar year to the proceeds it received from the issuance of shares of its common stock under its distribution reinvestment plan during the trailing four quarters and (ii) in any calendar quarter to 2.5% of the weighted average number of shares of common stock outstanding during the trailing four quarters. At the discretion of the Company’s board of directors, the Company may also use cash on hand, cash available from borrowings and cash from the sale of investments as of the end of the applicable period to repurchase shares. The Company’s board of directors may amend, suspend or terminate the share repurchase program upon 30 days’ notice. The Company’s first repurchase date was October 1, 2013. Since inception of its share repurchase program, the Company funded the repurchase of $96.9 million in shares. For the years ended December 31, 2019 and 2018, the Company funded approximately $25.6 million and $34.3 million, respectively, for shares tendered for repurchase under the plan approved by the Company’s board of directors.

Repurchases of the Company’s common stock pursuant to its tender offer are as follows:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered that were Repurchased	Repurchase Price per Share	Aggregate Consideration for Repurchased Shares
March 31, 2017	3/23/2017	614,180	100%	$8.23	$5,054,698
June 30, 2017	6/16/2017	346,307	100%	8.20	2,839,713
September 30, 2017	9/21/2017	747,785	100%	8.19	6,124,356
December 31, 2017	12/21/2017	1,105,578	100%	8.10	8,955,178
March 31, 2018	3/22/2018	1,147,067	100%	8.20	9,405,951
June 30, 2018	5/31/2018	1,242,890	100%	8.17	10,154,415
September 30, 2018	8/31/2018, 9/12/2018 and 10/25/2018	982,248	100%	8.15	8,005,323
December 31, 2018	11/30/2018	818,490	58%	8.22	6,727,990
March 31, 2019	2/28/2019	820,174	56%	7.99	6,553,193
June 30, 2019	5/31/2019	803,240	46%	7.98	6,409,850
September 30, 2019	9/3/2019	804,778	40%	7.93	6,381,892
December 31, 2019	11/22/2019	797,226	35%	7.86	6,266,191
Total Repurchases for the Three Years Ended December 31, 2019					$82,878,750

On December 30, 2019, the Company filed a tender offer statement on Schedule TO with the SEC to commence an offer by the Company to purchase, as approved by its board of directors, an estimated 773,847.59 shares of the Company’s issued and outstanding common stock up to approximately $6.1 million. The offer is for cash at a purchase price equal to the NAV per share to be determined within 48 hours of the repurchase date.

Note 13 — Commitments and Contingencies

At December 31, 2019, the Company had a total of approximately $46.3 million in outstanding commitments comprised of (i) 36 commitments to fund revolving loans that had not been fully drawn or term loans that had not been funded and (ii) five capital commitments that had not been fully called. The Company recognized unrealized appreciation of $323,000 on the outstanding unfunded loan commitments and no unrealized appreciation or depreciation on the outstanding unfunded capital commitments during the year ended December 31, 2019. At December 31, 2018, the Company had a total of approximately $62.5 million in outstanding commitments comprised of (i) 36 commitments to fund revolving loans that had not been fully drawn or term loans that had not been funded and (ii) four capital commitment that had not been fully called. The Company recognized unrealized depreciation of approximately $132,000 on the outstanding unfunded loan commitments and no unrealized appreciation or depreciation on the outstanding unfunded capital commitments during the year ended December 31, 2018.

	Commitments and Contingencies
	(dollars in thousands)
	December 31, 2019	December 31, 2018

Unfunded Loan Commitments
Adams Publishing Group, LLC	$762	$1,735
American Nuts, LLC	247	1,266
American Trailer Rental Group, LLC	400	400
Analytical Systems Keco, LLC	200	—
Apex Linen Services, Inc.	—	403
Arcus Hunting, LLC	1,398	904
ASC Ortho Management Company, LLC	750	750
BarFly Ventures, LLC	—	123
BBB Tank Services, LLC	—	200
BigName Holdings, LLC	—	29
Boccella Precast Products, LLC	500	500
Centre Technologies Holdings, LLC	600	—
Chamberlin Holding LLC	400	400

	Commitments and Contingencies
	(dollars in thousands)
	December 31, 2019	December 31, 2018

Charps, LLC	$—	$1,000
Chisholm Energy Holdings, LLC	1,429	—
Clad-Rex Steel, LLC	—	100
CTVSH, PLLC	200	200
Direct Marketing Solutions, Inc.	400	400
DTE Enterprises, LLC	750	750
Dynamic Communities, LLC	250	250
Gamber-Johnson Holdings, LLC	300	300
GRT Rubber Technologies, Inc.	1,526	4,125
Guerdon Modular Holdings, Inc.	148	400
Hawk Ridge Systems, LLC	350	400
HDC/HW Intermediate Holdings, LLC	—	180
Hoover Group, Inc.	—	2,375
Hunter Defense Technologies, Inc.	3,540	—
HW Temps LLC	200	200
Implus Footcare, LLC	—	44
Independent Pet Partners Intermediate Holdings, LLC	9,357	22,244
Invincible Boat Company, LLC	648	—
J & J Services, Inc.	3,000	—
KMC Acquisition, LLC	500	500
LL Management, Inc.	1,182	—
Lynx FBO Operating LLC	1,875	—
Mac Lean-Fogg Company	313	—
Market Force Information, Inc.	3	350
Mystic Logistics, Inc.	200	200
New Era Technology, Inc.	—	479
NexRev, LLC	800	1,000
NinjaTrader, LLC	200	—
NuStep, LLC	300	300
SI East, LLC	2,500	2,500
TEAM Public Choices, LLC	351	—
Tedder Acquisition, LLC	140	180
Trantech Radiator Topco, LLC	400	—
Volusion, LLC	—	1,961
Wireless Vision Holdings, LLC	—	693
Unfunded Capital Commitments
Brightwood Capital Fund III, LP	1,260	1,000
Brightwood Capital Fund IV, LP	1,000	8,000
Copper Trail Energy Fund I LP	3,416	1,754
Freeport First Lien Loan Fund III, LP	1,945	3,942
Harris Preston Fund Investments	2,526	—
Total	$46,266	$62,537

Note 14 — Subsequent Events

On February 21, 2020, the Company purchased, in accordance with the terms of the tender offer, a total of 789,922.02 shares of its common stock validly tendered and not withdrawn on a pro-rata basis at a price of $7.70 per share, which was the net asset value per share as of February 19, 2020, for an aggregate purchase price of approximately $6.1 million, an amount equal to the proceeds the Company received from the issuance of shares of its common stock under its distribution reinvestment plan during the prior calendar quarter. Approximately 26.5% of the number of shares tendered by each stockholder who participated in the tender offer was repurchased by the Company.

On March 4, 2020, with the authorization of the Company’s board of directors, the Company declared distributions to its stockholders for the period of April 2020 through June 2020. These distributions have been, or will be, calculated based on stockholders of record each day from April 1, 2020 through June 30, 2020 in an amount equal to $0.00191781 per share, per day. Distributions are paid on the first business day following the completion of each month to which they relate.

On March 5, 2020, the Company, together with HMS Equity Holding, HMS Equity Holding II, HMS California Holdings, HMS California Holdings GP, TIAA Bank and certain financial institutions as lenders, amended the TIAA Credit Facility to, among other things, (i) extend the termination date of the revolver commitments to March 6, 2022 and the final maturity date of the facility to March 6, 2023, both such dates subject to two one-year extension options, with administrative agent and lender approval, (ii) increase the revolver commitments to $130.0 million and (iii) reduce the interest rate margin by 0.15% to LIBOR plus 2.60% or the base rate plus 1.60%.

Note 15 — Quarterly Financial Data (UNAUDITED)

The following table presents selected unaudited quarterly financial data for each quarter during the years ended December 31, 2019, 2018 and 2017 (dollars in thousands except per share amounts):

	Quarter Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Total investment income	$29,161	$28,648	$27,816	$26,179
Net investment income	13,896	13,894	13,896	13,380
Net realized gain (loss) on investments	(7,139)	203	(11,061)	(405)
Net change in unrealized appreciation (depreciation) on investments	12,063	(2,321)	2,928	(9,707)
Net increase in net assets resulting from operations	18,820	11,776	5,763	3,268
Net investment income per share – basic and diluted	0.18	0.17	0.18	0.17
Net increase in net assets resulting from operations per share – basic and diluted	0.24	0.15	0.07	0.05

	Quarter Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Total investment income	$23,984	$26,995	$30,168	$30,271
Net investment income	12,198	14,264	17,081	15,344
Net realized loss on investments	(7,245)	(536)	(8,158)	(2,308)
Net change in unrealized appreciation (depreciation) on investments	10,604	(1,506)	14,857	(24,317)
Net increase (decrease) in net assets resulting from operations	15,557	12,222	23,780	(11,281)
Net investment income per share – basic and diluted	0.15	0.18	0.22	0.19
Net increase (decrease) in net assets resulting from operations per share – basic and diluted	0.19	0.16	0.30	(0.14)

	Quarter Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Total investment income	$25,266	$24,971	$24,814	$26,617
Net investment income	15,044	14,487	12,523	14,673
Net realized gain (loss) on investments	2,738	572	1,241	(6,922)
Net change in unrealized appreciation (depreciation) on investments	(4,516)	2,401	(5,050)	5,435
Net increase in net assets resulting from operations	13,266	17,460	8,714	13,186
Net investment income per share – basic and diluted	0.20	0.19	0.16	0.18
Net increase in net assets resulting from operations per share – basic and diluted	0.18	0.22	0.11	0.17

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2019, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover our failures to disclose material information otherwise required to be set forth in our periodic reports.

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

Our management’s assessment of the effectiveness of our internal control system as of December 31, 2019 was based on the criteria for effective internal control over financial reporting described in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in the 2013 Internal Control - Integrated Framework issued by COSO, our management concluded that our system of internal control over financial reporting was effective as of December 31, 2019.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2019, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.  Directors, Executive Officers and Corporate Governance

Directors

The following table sets forth certain information regarding our directors:

Name, Address, Age and Position(s) with Company(1)	Term of Office and Length of Time Served(2)	Business Experience and Principal Occupation; Directorships in Public Corporations and Investment Companies	Public Directorships Held by Director During the Past Five Years
INTERESTED DIRECTORS
Nicholas T. Meserve (3) Age: 40 Director	Since 2016
Mr. Meserve has served as a Managing Director on the middle market investment team of Main Street since 2012. Previously, from 2004 until 2012, Mr. Meserve served as a director and portfolio manager of Highland Capital Management, LP (“Highland”), a large alternative credit manager, and certain of its affiliates, where he managed a portfolio of senior loans and high yield bonds across a diverse set of industries. Prior to Highland, he was a credit analyst at JP Morgan Chase & Co. Mr. Meserve graduated from Wake Forest University with a Bachelor of Science in Business Administration and Finance.

We concluded Mr. Meserve is qualified to serve on our board of directors because of his experience as a managing director for an investment company and general experience in the financial services industry.

Sherri W. Schugart (4) Age: 54 Director, Chairman and Chief Executive Officer	Since 2014
Ms. Schugart joined Hines in 1995. Ms. Schugart serves as our Chairman and Chief Executive Officer, the Chief Executive Officer of the general partner of our Adviser and also served as our President until June 2019. Ms. Schugart also serves as a Director and as the President, Chief Executive Officer of Hines Global REIT, Inc. (“Hines Global REIT”) and the general partner of its advisor. Ms. Schugart holds similar positions with several related Hines entities. Ms. Schugart served as the President and Chief Executive Officer of Hines Global Income Trust, Inc. from August 2013 to December 2019. Ms. Schugart also served as the President and Chief Executive Officer of Hines Real Estate Investment Trust, Inc. (“Hines REIT”) and the general partner of its advisor, as well as Hines US Core Office Fund LP (the “Core Fund”), a private fund, from March 2013 to the dissolution of such entities in March 2017 and December 2018, respectively. Ms. Schugart served as the Chief Operating Officer for Hines Global REIT, Hines REIT and the Core Fund and the general partner of our Adviser as well as the advisers of Hines Global REIT and Hines REIT from November 2011 through March 2013. Prior to that time, Ms. Schugart served as the Chief Financial Officer for Hines Global REIT and the general partner of its advisor from inception of Hines Global REIT in December 2008 through October 2011. Ms. Schugart also served as the Chief Financial Officer of Hines REIT and the general partner of its advisor from August 2003 through October 2011 and as the Chief Financial Officer of the Core Fund from July 2004 through October 2011. She has also been a Senior Managing Director, or similar position, of the general partner of Hines since October 2007 and has served as a director of the Dealer Manager since May 2004. Prior to holding these positions, she was a Vice President in Hines Capital Markets Group raising equity and debt financing for various Hines investment vehicles in the U.S. and internationally. Ms. Schugart spent eight years with Arthur Andersen, where she managed both public and private clients in the real estate, construction, finance and banking industries. She graduated from Southwest Texas State University with a B.B.A. in Accounting.

We concluded Ms. Schugart is qualified to serve on our board of directors because of her business experience as our Chief Executive Officer (and previously as our President) and as President and Chief Executive Officer of Hines Global REIT (and as a Director), Hines Global Income Trust, and Hines REIT, along with her substantial experience in private equity, real estate acquisitions and dispositions and finance.
Director, Hines Global REIT and Hines Global Income Trust

Name, Address, Age and Position(s) with Company(1)	Term of Office and Length of Time Served(2)	Business Experience and Principal Occupation; Directorships in Public Corporations and Investment Companies	Public Directorships Held by Director During the Past Five Years
INDEPENDENT DIRECTORS
Gregory R. Geib Age: 54 Director	Since 2013
Mr. Geib has served as an independent director since July 2013. Mr. Geib is currently an owner and Board Member of Quality Sausage Co. Mr. Geib served as President and Chief Executive Officer of Ajinomoto Windsor Inc. from July 2005 to July 2015 where he led the growth and development of the business from a $40 million regional manufacturer and marketer to a $900 million consumer products business with leading brands. Mr. Geib has a strong operating background, which includes new product and brand launches, plant startups and closures, and the development of strategic partner relationships. In addition, Mr. Geib has extensive financial and transactional experience. He has led multiple acquisitions and divestitures of different business units while at Windsor Foods. Prior to joining Windsor Foods, from September 1993 to June 1998, Mr. Geib served as the Executive Vice President of PGI International, a manufacturer of specialty valves and safety equipment. From 1989 to 1991, Mr. Geib was employed by the General Electric Company. He is also currently on the Board of Square Robot, Inc., Eat Real Food LLC, and Family Legacy Missions International. Mr. Geib received his Masters of Business Administration from the J.L. Kellogg Graduate School of Management, Northwestern University, and graduated cum laude from the Wharton School, University of Pennsylvania with a Bachelors of Science in Economics.

We concluded that Mr. Geib is qualified to serve on our board of directors because of his strong operating background, including his development of strategic partner relationships, in addition to his extensive financial and transactional experience.

John O. Niemann, Jr. Age: 63 Director	Since 2012
Mr. Niemann has been an independent director and Chairman of the Audit Committee since 2012. Mr. Niemann has also served as a director and Chairman of the Audit Committee of Hines Global Income Trust since August 2014. Since June 2013, he has served as a Managing Director of Andersen Tax LLC. He is also the President and Chief Operating Officer of Arthur Andersen LLP and has been since 2003. He previously served on the administrative board of Arthur Andersen LLP and on the board of partners of Andersen Worldwide. He began his career at Arthur Andersen LLP in 1978 and has served in increasing responsibilities in senior management positions, since 1992. Mr. Niemann has served on the board of directors of many Houston area non-profit organizations, including Strake Jesuit College Preparatory School (past chair of the board), The Regis School of the Sacred Heart (past chair of the board), The Houston Symphony, The University of St. Thomas, The Alley Theatre and Taping for the Blind, Inc. He graduated with a Bachelor of Arts in Managerial Studies (magna cum laude) and a master’s degree in accounting from Rice University, received a juris doctor (summa cum laude) from the South Texas College of Law and a Masters of Law (LL.M.) in taxation (summa cum laude) from the University of San Francisco School of Law.

We concluded that Mr. Niemann’s significant experience in the public accounting industry including over 40 years in various capacities at Arthur Andersen LLP makes him well qualified to serve as one of our directors. Drawing on this experience, Mr. Niemann is able to provide valuable insights regarding our investment strategies, internal controls, and financial reporting. In addition, through his experience serving on the board of directors of another public company, Mr. Niemann has previous experience in the requirements of serving on a public company board.
Director and Chairman of Audit Committee, Hines Global Income Trust Director and Chair of the Audit Committee, Adams Resources & Energy, Inc.

Name, Address, Age and Position(s) with Company(1)	Term of Office and Length of Time Served(2)	Business Experience and Principal Occupation; Directorships in Public Corporations and Investment Companies	Public Directorships Held by Director During the Past Five Years
Peter Shaper Age: 54 Director	Since 2012
Mr. Shaper has been an independent director since 2012. Prior to founding Greenwell Energy Solutions in 2012, Mr. Shaper served as the Chief Executive Officer of CapRock Communications where he led its acquisition from McLeod in 2002 through to its sale to Harris Corporation in 2011. CapRock is a global satellite communications provider serving the energy, government and maritime industries. During his tenure, CapRock grew from a primarily domestic player with $30 million in revenue to the leading global player in its market with over $600 million in revenue. Mr. Shaper is also a founding partner of Houston-based private equity group Genesis Park. Genesis Park focuses on buyouts, partnering strategies with public corporations and growth financing bringing each company capital, commercial execution capabilities and a depth of experience in mergers and acquisitions. Previously, Mr. Shaper was the President of Donnelley Marketing, a division of First Data Corporation. He was directly responsible for the turnaround of the $100 million revenue database marketing company which led to a successful sale to a strategic buyer. In 1996, Mr. Shaper helped found the Information Management Group (“IMG”), as its Executive Vice President of Operations and CFO. IMG grew to more than $600 million in revenue during his tenure. Prior to joining IMG, Mr. Shaper was with a Dallas-based private equity firm where he was responsible for investments in numerous technology-oriented companies, as well as assisting those companies with developing long-term strategies and financial structures. Mr. Shaper also has several years of experience with the international consulting firm McKinsey & Company. Mr. Shaper holds a Master of Business Administration degree from Harvard University and a Bachelor of Science in Engineering from Stanford University. Mr. Shaper currently serves on the board of directors of Greenwell Energy Solutions, Genesis Park, Twenty20 Solutions LLC, Virgil Holdings, Speedcast International Limited and Hines Global REIT as well as the non-profit boards of Lemonade Day Houston and Knowledge is Power Prep Schools (Houston).

We concluded that Mr. Shaper’s significant experience as a senior executive officer of sophisticated companies, such as Greenwell Energy Solutions, CapRock Communications, Inc., Genesis Park LP and Donnelley Marketing/First Data Corporation, as well as his experience founding and leading IMG, make him well qualified to serve on our board of directors.
Director, Hines Global REIT

(1)
Except for Mr. Meserve, the address of each director nominees is c/o HMS Income Fund, Inc., 2800 Post Oak Boulevard, Suite 5000, Houston, Texas 77056-6118. The address for Mr. Meserve is 1300 Post Oak Boulevard, Suite 800, Houston, Texas 77056. The age given for each of our directors is as of March 18, 2020.

(2)	Directors serve for a term until the next annual meeting of stockholders and until their successors are duly elected and qualified or until their earlier removal or resignation.

(3)
Pursuant to the terms of the Sub-Advisory Agreement, our Sub-Adviser provides our Adviser with sub-advisory services, and for so long as the Sub-Adviser acts as our Sub-Adviser, whether pursuant to the Sub-Advisory Agreement or otherwise, the Sub-Adviser may select a nominee who shall be nominated to serve as a member of our board of directors. Our Sub-Adviser proposed Mr. Meserve to our Nominating and Corporate Governance Committee, and he is considered an “interested person” because of his affiliation with Main Street.

(4)	Ms. Schugart is an “interested person” of the Company as defined in Section 2(a)(19) of the 1940 Act because of her affiliation with our Adviser, Hines, its affiliated entities and the Dealer Manager.

Executive Officers

The following table sets forth information regarding our executive officers who are not directors of the Company:

Name, Address, Age and Position(s) with Company(1)	Term of Office and Length of Time Served(2)	Principal Occupations During Past Five Years

Janice E. Walker Age: 47 President	Since 2019
Ms. Walker joined Hines in February 2005. Ms. Walker serves as our President. Ms. Walker is also a Senior Managing Director-Investment Management at Hines, a position she has held since June 2018. Prior to that she served as a Managing Director at Hines since July 2012. Ms. Walker has also served as the President of the general partner of the Adviser since June 2019. In these positions, Ms. Walker is responsible for the execution of the Company’s business plan and operations.  Since June 2019, Ms. Walker has also served as the Chief Operating Officer of Hines Global Income Trust and its advisor, Hines Global REIT II GP LLC “HGR II Advisor GP”).   Since July 2017, Ms. Walker has also served as the Chief Executive Officer and President of Hines Realty Income Fund LLC (“HRIF”), a commingled discretionary closed-end fund with a real estate debt investment strategy that is sponsored by Hines.  In this role, Ms. Walker is responsible for establishing and executing portfolio strategy, including the oversight of the fund’s real estate debt investments.  Ms. Walker has been responsible for portfolio management for Hines Global Income Trust since July 2013 and for Hines Global REIT since December 2008. Ms. Walker was previously responsible for portfolio management for Hines REIT and Core Fund from 2005 through the liquidation and dissolution of Hines REIT and the Core Fund in August 2018 and December 2018, respectively.  She has also been responsible for the procurement of debt for real estate investment acquisitions, as well as corporate financing, and has originated over $5 billion for the benefit of the previously mentioned funds.  Prior to joining Hines, Ms. Walker had extensive acquisitions and asset management experience at a global hospitality firm.  She began her career at Arthur Andersen LLP where she was a manager in the audit practice for both public and private company clients.  Ms. Walker received a B.B.A and M.S.A in Accounting from Texas Tech University.

Name, Address, Age and Position(s) with Company(1)	Term of Office and Length of Time Served(2)	Principal Occupations During Past Five Years

David M. Covington Age: 46 Chief Financial Officer	Since 2019
Mr. Covington joined Hines in May 2006 and is a Senior Vice President-Controller, Investment Management of Hines. Mr. Covington serves as the Chief Financial Officer of us since June 2019, and the general partner of our Adviser. In this role, Mr. Covington is responsible for the oversight of financial operations, equity and debt financing activities, investor relations, accounting, financial reporting, tax, legal, compliance and administrative functions. Prior to that, Mr. Covington served as Chief Accounting Officer and Treasurer for us from 2015 until June 2019. Additionally, Mr. Covington serves as Chief Financial Officer and Treasurer of HRIF. In this role, Mr. Covington is responsible for the oversight of financial operations, equity and debt financing activities, investor relations, accounting, financial reporting, tax, legal compliance and administrative functions. Mr. Covington also served as the Chief Accounting Officer and Treasurer of the Core Fund from November 2011 to such entity’s dissolution in December 2018. He previously served as Senior Controller for the Core Fund from July 2010 through October 2011 and as Controller for the Core Fund from May 2006 through June 2010. Prior to joining Hines, Mr. Covington spent four years at Ernst & Young LLP in the audit practice and most recently, was Corporate Controller of an information technology services firm. He graduated from the University of Texas at Austin with a Bachelor of Business Administration and Master of Professional Accounting and is a certified public accountant.

Alejandro O. Palomo Age: 40 Chief Investment Officer	Since 2019
Mr. Palomo joined Hines in August 2012 as a Director-Investment Management and was promoted to Managing Director-Investment Management at Hines in August 2016. Since June 2019, Mr. Palomo has served as our Chief Investment Officer. Mr. Palomo has served as the lead member of the investment committee and as senior portfolio manager for the Adviser since his arrival at Hines in 2012. Additionally, he serves as a member of the valuation committee for the Adviser. In these roles, Mr. Palomo is involved with the evaluation and approval of the Company’s investment opportunities as well as the monitoring of investment performance and valuation of the portfolio. Prior to joining Hines, from March 2008 to August 2012, Mr. Palomo was a Director at Main Street involved with the origination, underwriting and valuation of investments within Main Street's lower middle-market portfolio. Before joining Main Street, from January 2005 to March 2008, Mr. Palomo worked at PricewaterhouseCoopers LLP in the transaction services group and the audit practice. He holds a B.B.A and a Masters in Accountancy from the University of Texas at El Paso and is a Certified Public Accountant.

Jeffrey S. Folkerts Age: 41 Chief Accounting Officer and Treasurer	Since 2019
Mr. Folkerts joined Hines in August 2004. Since June 2019, Mr. Folkerts has served as our Chief Accounting Officer and Treasurer and as a member of the Adviser’s valuation committee. Since February 2020, Mr. Folkerts also has served as Vice President - Controller of Hines. Mr. Folkerts has served as a Senior Controller for Hines from July 2015 to January 2020 and as a Controller for Hines from July 2007 to June 2015. Since May 2012, Mr. Folkerts has served as a Controller for various Hines investment funds, including the Company, since January 2015, the Core Fund, and HRIF. In these roles, he was responsible for the management of the accounting, financial reporting and the Securities and Exchange Commission reporting functions, as applicable. From August 2004 until April 2012, Mr. Folkerts was responsible for management of the accounting and financial reporting functions for various real estate assets in Hines’ Southeast Region. Prior to joining Hines, Mr. Folkerts spent three years in the audit practices of Deloitte & Touche LLP and Arthur Andersen LLP, serving public and private clients primarily in the real estate industry. He holds a B.B.A. and Masters in Accounting from Auburn University and is a Certified Public Accountant.

Jason P. Maxwell Age: 46 Chief Compliance Officer General Counsel and Corporate Secretary	Since 2015 Since 2019
Mr. Maxwell joined Hines in June 2006. Mr. Maxwell serves as our and the Adviser’s Chief Compliance Officer. Since June 2019, Mr. Maxwell has also served as our General Counsel and Secretary and of the general partner of the Adviser, Hines Global Income Trust and Hines Global REIT (as well as Hines Global REIT II Advisors LP and Hines Global REIT Advisors LP). Mr. Maxwell was also appointed Senior Vice President-Legal and Co-Head of Legal at Hines in May 2019. Prior to that, he was Vice President-Legal for Hines since September 2016 and is also the General Counsel of Hines Advisors Limited Partnership (“HALP”), a position he has held since January 2014 (prior to that, he held the title of Corporate Counsel of HALP from May 2006 through December 2013). Additionally, he serves as a non-voting member and chair of the Valuation Committee for the Adviser. In his roles at Hines, Mr. Maxwell created and leads the internal legal function for HALP and provides legal services to the Company, Hines Global Income Trust and Hines Global REIT, each of which are managed affiliates of Hines. Prior to their dissolution in August 2018 and December 2018, respectively, he led the provision of legal services to Hines REIT and the Core Fund. Among his other responsibilities, he provides corporate governance and general compliance guidance for the previously-mentioned funds’ boards of directors. Prior to joining Hines, Mr. Maxwell was a partner in the law firm of Locke Liddell & Sapp LLP (n/k/a Locke Lord) where he practiced corporate and securities law. He graduated from the University of Miami with a Bachelor of Business Administration degree in Finance, and holds a Juris Doctorate degree from the Georgetown University Law Center. He is also a member of the State Bar of Texas.

(1)
The address for each executive officer is c/o HMS Income Fund, Inc., 2800 Post Oak Boulevard, Suite 5000, Houston, Texas 77056-6118. The age given for each of our executive officers is as of March 18, 2020.

(2)	Each officer holds office until his successor is chosen and qualified or until his earlier death, removal or resignation.
Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers and any person owning more than ten percent of our common stock to file initial reports of ownership, reports of changes in ownership and annual reports of ownership with the SEC. Based on our review of any Forms 3, 4 or 5 filed by such persons and information provided by our directors and officers, we believe that during the fiscal year ended December 31, 2019, all Section 16(a) filing requirements applicable to such persons were timely filed, except that the Form 3 filings for Alejandro O. Palomo and Jeffrey S. Folkerts were filed late due to technical issues.

Code of Ethics

We, our Advisers and our Dealer Manager have each adopted a code of ethics that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to each code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. We have included these codes of ethics as exhibits hereto. In addition, the code of ethics is available on the EDGAR Database on the SEC’s Internet site at http://www.sec.gov.

Audit Committee

The Audit Committee assists the board of directors in overseeing:

•	the integrity of our financial statements and other information to be provided to our stockholders;

•	our compliance with legal and regulatory requirements;

•	the independent auditors’ qualifications and independence;

•	the performance of our risk management function and independent auditors; and

•	our systems of disclosure controls and procedures and internal controls over financial reporting.

Messrs. Geib, Niemann and Shaper serve as the members of our Audit Committee, and Mr. Niemann serves as the Chairman of the Audit Committee. Our board of directors has determined that each of the members of the Audit Committee meets the independence standards established by the SEC for audit committees and is not an “interested person” for purposes of the 1940 Act. In addition, our board of directors has determined that Mr. Niemann is an “audit committee financial expert” as defined by Item 407(d)(5)(ii) of Regulation S-K promulgated under the Exchange Act. Unless otherwise determined by the board of directors, no member of the committee may serve as a member of the Audit Committee of more than three other public companies.

You may obtain copies of the Audit Committee charter from our website at www.hinessecurities.com/past-offerings/hms-income-fund/corporate-governance/.

Item 11.  Executive Compensation

Compensation Discussion and Analysis
We currently have no employees. Our Adviser, with the assistance of our Sub-Adviser, performs our day-to-day management functions. Our executive officers are all employees of the Adviser. We do not pay any of these individuals for serving in their respective positions. See “Certain Relationships and Related Transactions” below for a discussion of fees and expenses payable to our Advisers and their respective affiliates.

The board of directors has not established a standing compensation committee because the executive officers of the Company do not receive any direct compensation from the Company.

Director Compensation

Our independent directors are entitled to an annual retainer of $90,000 in addition to meeting fees of (i) $2,500 for each meeting of the board of directors attended in person or via teleconference and (ii) $1,000 for each committee meeting attended in person or via teleconference. We do not pay compensation to our interested directors.

Additionally, the Chairmen of certain committees of the board of directors are entitled to the following annual retainer amounts:

•	$15,000 to the Chairman of the Audit Committee of the board of directors;

•	$10,000 to the Chairman of the Conflicts Committee of the board of directors; and

•	$10,000 to the Chairman of the Nominating and Corporate Governance Committee of the board of directors.
We reimburse all of our directors for reasonable out-of-pocket expenses incurred in connection with their service on the board of directors.

The following table sets forth information regarding compensation of our directors during the fiscal year ended December 31, 2019.

2019 Director Compensation

Name of Director	Fees Earned or Paid in Cash	All Other Compensation (1)	Total Compensation (2)
Interested Directors:
Nicholas T. Meserve	$—	$—	$—
Sherri W. Schugart	—	—	—
Independent Directors:
Gregory R. Geib	137,736	—	137,736
John O. Niemann, Jr.	142,736	—	142,736
Peter Shaper	137,736	—	137,736

(1)
We did not award any portion of the fees earned by our directors in stock or options during the year ended December 31, 2019, we do not have a profit-sharing, compensation or retirement plan, and directors do not receive any pension or retirement benefits.

(2)	The amounts listed are for the fiscal year ending December 31, 2019.

The following table sets forth the dollar range of equity securities of the Company that were beneficially owned by each director as of March 18, 2020:

Name and Address(1)	Dollar Range of Equity Securities Beneficially Owned(2)(3)(4)
Interested Directors:
Nicholas T. Meserve	None
Sherri W. Schugart	Over $100,000
Independent Directors:
Gregory R. Geib	None
John O. Niemann, Jr.	Over $100,000
Peter Shaper	None

(1)
Except for Mr. Meserve, the address of each director is c/o HMS Income Fund, Inc., 2800 Post Oak Boulevard, Suite 5000, Houston, Texas 77056-6118. The address for Mr. Meserve is 1300 Post Oak Boulevard, Suite 800, Houston, Texas 77056.

(2)	Beneficial ownership has been determined in accordance with Rule 16a-1(a)(2) under the Exchange Act.

(3)	The dollar range of equity securities beneficially owned by our directors is based on our estimated net asset value per share of 7.77 as of December 31, 2019.

(4)	The dollar range of equity securities beneficially owned is: None, $1 – $10,000, $10,001 – $50,000, $50,001 – $100,000, or over $100,000.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Ownership
No person is deemed to control us, as such term is defined in the 1940 Act. The following table sets forth, as of March 18, 2020, information with respect to the beneficial ownership of our Common Stock by:

•	each person known to us to beneficially own more than 5% of the outstanding shares of our Common Stock;

•	each of our directors and each officer; and

•	all of our directors and officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. There is no Common Stock subject to options that are currently exercisable or exercisable within 60 days of March 18, 2020.

Unless otherwise indicated, all shares of Common Stock are owned directly and the named person has sole voting and investment power. None of the shares of Common Stock beneficially owned by our officers or directors has been pledged as security for an obligation.

	Shares beneficially owned as of March 9, 2020
Name and Address(1)	Number(2)	Percentage of Current Ownership(2)
Other Interested Persons:
HMS Investor LLC(3)	861,323.81	1.1%
Interested Directors:
Nicholas T. Meserve	—	—
Sherri W. Schugart	23,882.50	*
Independent Directors:
Gregory R. Geib	—	—
Peter Shaper	—	—
John O. Niemann, Jr.	35,365.57	*
Officers (that are not directors):
Janice E. Walker	9,407.25	*
David M. Covington	3,695.76	*
Alejandro O. Palomo	8,871.62	*
Jeffrey S. Folkerts	—	—
Jason P. Maxwell	—	—
All officers and directors as a group (10 persons)	81,222.70	*

*	Amount represents less than 1.0%.

(1)
Except for Mr. Meserve, the address of each beneficial owner is c/o HMS Income Fund, Inc., 2800 Post Oak Boulevard, Suite 5000, Houston, Texas 77056-6118. The address for Mr. Meserve is 1300 Post Oak Boulevard, Suite 800, Houston, Texas 77056.

(2)	Based on a total of 78,424,696 shares of our Common Stock issued and outstanding as of March 18, 2020.

(3)
HMS Investor LLC is a Delaware limited liability company. Hines Investment Holdings Limited Partnership is the 92% member of HMS Investor LLC and, as such, has voting and dispositive power over the 861,323.81 shares owned by HMS Investor LLC. JCH Investments, Inc. is the general partner of Hines Investment Holdings Limited Partnership and, as such, shares voting and dispositive power over the 861,323.81 shares held by HMS Investor LLC. As a result of his position at JCH Investments, Inc., Jeffrey C. Hines also shares voting and dispositive power over the 861,323.81 shares held by HMS Investor LLC.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Our Advisers

Our Adviser is registered as an investment adviser under the Advisers Act. Our Adviser is wholly-owned by Hines. Hines is indirectly owned and controlled by Gerald D. Hines and Jeffrey C. Hines. Our Chief Executive Officer and Chief Financial Officer and the other investment professionals may also serve as principals of other investment managers affiliated with our Adviser or Hines that may in the future manage investment funds with an investment objective similar to ours.

Main Street and an investor in our initial formation transaction that is an affiliate of Hines (the “Hines Investor”) have entered into a letter agreement pursuant to which the Hines Investor has the right to sell to Main Street up to one-third of its equity interest in the Company at a price per share equal to the then-current price to the public in the offering (less the selling commissions and Dealer Manager fee of 10%) at the time of exercise of the right. The Hines Investor may exercise the right from time to time, in whole or in part, subject only to the condition that immediately following Main Street’s purchase, Main Street’s ownership would not exceed the limits on investment company ownership of other investment companies as set forth in the 1940 Act.

Any transaction with our affiliates must be fair and reasonable to us and on terms no less favorable than could be obtained from an unaffiliated third party and must be approved by a majority of the directors that have no financial interest in the transaction and a majority of such directors that are not interested persons of the Company.

We have entered into our Investment Advisory Agreement with our Adviser pursuant to which we pay our Adviser a fee for its services consisting of two components - a management fee and an incentive fee. The management fee is calculated at an annual rate of 2.0% of our average gross assets. The term “gross assets” means total assets of the Company, including cash, cash equivalents and the Company’s borrowings that are used for investment purposes. The incentive fee consists of two parts. The first part, which is referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears and equals 20.0% of our pre-incentive fee net investment income for the immediately preceding quarter, expressed as a quarterly rate of return on adjusted capital at the beginning of the most recently completed calendar quarter, exceeding 1.875% (or 7.5% annualized), subject to a

“catch up” feature. For purposes of this fee, adjusted capital means cumulative gross proceeds generated from sales of our common stock (including proceeds from our distribution reinvestment plan) reduced for non-liquidating distributions, other than distributions of profits, paid to our stockholders and amounts paid for share repurchases pursuant to our share repurchase program. The second part of the incentive fee, referred to as the incentive fee on capital gains, is an incentive fee on realized capital gains earned from our portfolio and is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement). This fee equals 20.0% of our incentive fee capital gains, which is equal to our realized capital gains on a cumulative basis from inception, calculated as of the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. Officers of the general partner of our Adviser and of our Adviser receive a benefit from the fees paid to our Adviser pursuant to the Investment Advisory Agreement.

The Sub-Advisory Agreement among our Adviser, Main Street, our Sub-Adviser and us provides that our Sub-Adviser will receive 50% of all fees payable to our Adviser under the Investment Advisory Agreement.

Additionally, pursuant to our Investment Advisory Agreement, to the extent necessary, our Adviser, with the assistance of our Sub-Adviser, provides certain administrative services in connection with the proper conduct and operation of our business, including legal, accounting, tax, insurance and investor relation services, to us. Except to the extent waived, we are required to reimburse our Advisers for the actual cost of the administrative services they provide. We are also required to reimburse our Advisers for the actual expenses they or their affiliates, or any third-party administrator incur in connection with the provision of administrative services to us, including the personnel and related employment direct costs and overhead of our Advisers or their affiliates, or any third-party administrator for provision of administrative services (as opposed to investment advisory services). We are not required to reimburse our Advisers for personnel costs in connection with services for which our Advisers or their affiliates, or any third-party administrator, receives a separate fee.

The Investment Advisory Agreement provides that our Advisers and their respective officers, directors, controlling persons and any other person or entity affiliated with them acting as our agent are entitled to indemnification (including reasonable attorneys’ fees and amounts reasonably paid in settlement) for any liability or loss suffered by such indemnitee, and such indemnitee will be held harmless for any loss or liability suffered by us, if (i) the indemnitee has determined, in good faith, that the course of conduct which caused the loss or liability was in the Company’s best interests, (ii) the indemnitee was acting on behalf of or performing services for the Company, (iii) the liability or loss suffered was not the result of negligence, willful malfeasance, bad faith or misconduct by the indemnitee or an affiliate thereof acting as the Company’s agent and (iv) the indemnification or agreement to hold the indemnitee harmless is only recoverable out of the Company’s net assets and not from the Company’s stockholders.

Our stockholders and our board of directors, which consists of a majority of non-interested directors, has approved the Investment Advisory Agreement and the Sub-Advisory Agreement, including the fees paid pursuant to each such agreement.

Management and Incentive Fee Waiver

We and our Advisers entered into conditional income incentive fee waiver agreements (the “2016-2018 Conditional Income Incentive Fee Waiver Agreements”), most recently on March 4, 2019, pursuant to which, for a period from January 1, 2016 through December 31, 2018, our Advisers would waive payments in respect of the “subordinated incentive fee on income,” as such term is defined in the Investment Advisory Agreement, upon the occurrence of any event that, in our Advisers’ sole discretion, causes such waiver to be deemed necessary. The 2016-2018 Conditional Income Incentive Fee Waiver Agreements may require us to repay base management fees or incentive fees previously waived by the Advisers under certain circumstances and to the extent eligible for repayment.

Previously waived fees are potentially subject to repayment by us, if at all, within a period not to exceed three years from the date of each respective fee waiver. Thus, in any quarter where a surplus exists and the conditions described below are satisfied, the surplus will be available, subject to approval of our board of directors, to reimburse waived fees. Reimbursement of previously waived fees will only be permitted if our operating expense ratio is equal to or less than our operating expense ratio at the time the corresponding fees were waived and if the annualized rate of regular cash distributions to stockholders is equal to or greater than the annualized rate of the regular cash distributions at the time the corresponding fees were waived.

The table below presents the fees waived by the Advisers and the timing of potential reimbursement of waived fees (dollars in thousands). Previously waived fees will only be reimbursed with the approval of our board of directors and if the “Operating Expense Ratio” (as described in footnote 3 to the table below) is equal to or less than our operating expense ratio at the time the corresponding fees were waived and if the annualized rate of our regular cash distributions to stockholders is equal to or greater than the annualized rate of our regular cash distributions at the time the corresponding fees were waived.

	Management Fee (1)		Subordinated Incentive Fee (1)
Quarter Ended	Waivers	Repaid to Adviser (2)	Waivers	Repaid to Adviser (2)	Operating Expense Ratio (3)	Annualized Distribution Rate (4)	Eligible to be Repaid Through (5)
3/31/2017	$—	$—	$1,396	$—	1.62%	$0.70	3/31/2020
6/30/2017	$—	$—	$246	$—	1.60%	$0.70	6/30/2020
9/30/2017	$—	$—	$—	$—	1.77%	$0.70	9/30/2020
12/31/2017	$—	$—	$—	$—	1.82%	$0.70	12/31/2020
3/31/2018	$—	$—	$—	$—	1.80%	$0.70	3/31/2021
6/30/2018	$—	$—	$—	$—	1.96%	$0.70	6/30/2021
9/30/2018	$—	$—	$2,535	$—	2.01%	$0.70	9/30/2021
12/31/2018	$—	$—	$798	$—	2.32%	$0.70	12/31/2021

(1)	Fees waived pursuant to the 2016-2018 Conditional Income Incentive Fee Waiver Agreements.

(2)
Subject to the approval of our board of directors, in future periods, previously waived fees may be paid to the Advisers if our cumulative net increase in net assets resulting from operations exceeds the amount of cumulative distributions paid to stockholders. The previously waived fees are potentially subject to repayment by us, if at all, within a period not to exceed three years from the date of each respective fee waiver. To date, none of the previously waived fees has been approved for reimbursement by our board of directors.

(3)
The “Operating Expense Ratio” is calculated on a quarterly basis as a percentage of average net assets and includes all expenses borne by us, except for base management and incentive fees and administrative expenses waived by the Advisers and organizational and offering expenses.

(4)	“Annualized Distribution Rate” equals $0.00191781 per share, per day based on the distributions declared by the Company’s board of directors.

(5)
Prior to December 31, 2016, the Advisers waived total management fees of $2.8 million, total subordinated incentive fees of $2.5 million and total capital gain incentive fees of $8,000. Due to the passage of time, such waived fees are not eligible for repayment under the applicable fee waiver agreements.

Pursuant to the Investment Advisory Agreement and Sub-Advisory Agreement, we are required to pay or reimburse our Advisers for administrative services expenses, which include all costs and expenses related to our day-to-day administration and management not related to advisory services, whether such administrative services were performed by a third party service provider or affiliates of our Advisers (“Internal Administrative Services”). Our Advisers do not earn any profit under their provision of administrative services to us. For the years ended December 31, 2019, 2018 and 2017, we incurred, and our Advisers waived the reimbursement of Internal Administrative Services expenses of approximately $3.1 million, $2.7 million and $3.0 million, respectively. We and our Advisers entered into an expense support and conditional reimbursement agreement, as amended from time to time, which extends the period for waiver of reimbursement of Internal Administrative Services expenses accrued pursuant to the Investment Advisory Agreement and the Sub-Advisory Agreement from January 1, 2016 through December 31, 2019. Since inception, our Advisers waived the reimbursement of total Internal Administrative Services expenses of $16.1 million. Waived Internal Administrative Services expenses are not subject to future reimbursement.

Allocation of the Adviser’s Time

We rely, in part, on the Adviser to manage our day-to-day activities and to implement our investment strategy. Our Adviser and certain of its affiliates are presently, and plan in the future to continue to be, involved with activities which are unrelated to us. Additionally, except for certain restrictions on our Adviser set forth in the Sub-Advisory Agreement, our Adviser and its affiliates are not restricted from forming additional investment funds, from entering into other investment advisory relationships or from engaging in other business activities, even though such activities may be in competition with us and/or may involve substantial time and resources of our Adviser. As a result of these activities, our Adviser, its employees and certain of its affiliates will have conflicts of interest in allocating their time between us and other activities in which they are or may become involved. Therefore, our Adviser, its personnel, and certain affiliates may experience conflicts of interest in allocating management time, services, and functions among us and any other business ventures in which they or any of their key personnel, as applicable, are or may become involved. This could result in actions that are more favorable to other affiliated entities than to us. However, our Adviser believes that it and its affiliates have sufficient personnel to discharge fully their responsibilities to all activities in which they are involved.

Allocation of the Sub-Adviser’s Time

We rely on the Sub-Adviser to identify investment opportunities, perform, or cause to be performed, due diligence procedures and provide due diligence information to our Adviser, monitor our investment portfolio and make investment recommendations to our Adviser, as well as provide ongoing portfolio management services to the Adviser with respect to our investment portfolio. The

Sub-Adviser, its affiliates and their respective members, partners, officers and employees will devote as much of their time to our activities as they deem necessary and appropriate. Except for certain restrictions on the Sub-Adviser set forth in the Sub-Advisory Agreement, the Sub-Adviser and its affiliates are not restricted from forming additional investment funds, from entering into other investment advisory relationships or from engaging in other business activities, even though such activities may be in competition with us and/or may involve substantial time and resources of the Sub-Adviser. These activities could be viewed as creating a conflict of interest in that the time and effort of the members of the Sub-Adviser, its affiliates and their officers and employees are not devoted exclusively to our business but will be allocated between us and the management of Main Street’s assets.

Affiliated Dealer Manager

We have engaged Hines Securities, Inc., an affiliate of Hines, as our Dealer Manager and have paid fees to such entity pursuant to the Dealer Manager agreement. Under the terms of the Dealer Manager agreement, our Dealer Manager acted as our exclusive Dealer Manager until we closed our continuous public offering of our common stock to new investors effective September 30, 2017.

Co-Investment

As a BDC, we are subject to certain regulatory restrictions in making our investments, including limitations on our ability to co‑invest with certain affiliates. However, we received exemptive relief from the SEC that permits us, subject to certain conditions, to co-invest with Main Street in certain transactions originated by Main Street and/or our Advisers. The exemptive relief permits us, and certain of our directly or indirectly wholly owned subsidiaries on one hand, and Main Street, and/or certain of its affiliates, on the other hand, to co-invest in the same investment opportunities where such investment would otherwise be prohibited under Section 57(a)(4) of the 1940 Act.

We expect that co-investments between us and Main Street will be the norm rather than the exception, as substantially all potential co-investments that are appropriate investments for us should also be appropriate investments for Main Street, and vice versa. Limited exceptions to co-investing will be based on available capital, diversification and other relevant factors. Accordingly, our Sub-Adviser treats every potential investment in lower middle market securities evaluated by Main Street as a potential investment opportunity for us, determines the appropriateness of each potential investment for co-investment by us, provides to our Adviser, in advance, information about each potential investment that it deems appropriate for us and proposes an allocation between us and Main Street. If our Adviser deems such potential co-investment transaction and proposed allocation appropriate for us, our Adviser will present the transaction and the proposed allocation to the members of our board of directors who are (1) not interested persons of us or Main Street, and (2) who do not have a financial interest in the proposed transaction or the proposed portfolio company, which directors are referred to as “Eligible Directors.” Our Sub-Adviser will present the transaction and the proposed allocation for Main Street to the Eligible Directors of the Main Street board of directors. Each board of directors, including a majority of the Eligible Directors of each board of directors, will approve each proposed co-investment transaction and the related allocation prior to the consummation of any co-investment transaction. No independent director on our board of directors or Main Street’s board of directors will have any direct or indirect financial interest in any co-investment transaction or any interest in any related portfolio company, other than through an interest (if any) in our or Main Street’s securities, as applicable. Additional information regarding the operation of the co-investment program is set forth in the order granting exemptive relief, which may be reviewed on the SEC’s website at www.sec.gov.

In addition to the co-investment program described above and in the exemptive relief, we may continue to co-invest in syndicated deals and secondary loan market purchases in accordance with applicable regulatory guidance or interpretations, which may include instances where price is the only negotiated point.

Appraisal and Compensation

Our Charter provides that, in connection with any transaction involving a merger, conversion or consolidation, either directly or indirectly, involving us and the issuance of securities of a surviving entity after the successful completion of such transaction, or “roll-up,” an appraisal of all our assets will be obtained from a competent independent expert which will be filed as an exhibit to the registration statement registering the roll-up transaction. Such appraisal will be based on all relevant information and will indicate the value of our assets as of a date immediately prior to the announcement of the proposed roll-up. The engagement of such independent expert will be for the exclusive benefit of the Company and our stockholders. A summary of such appraisal will be included in a report to our stockholders in connection with a proposed roll-up. All stockholders will be afforded the opportunity to vote to approve such proposed roll-up, and will be permitted to (a) accept the securities of a roll-up entity offered in the proposed roll-up; or (b) one of the following: (i) remain as holders of common stock preserving their interests therein on the same terms and conditions as existed previously; or (ii) receive cash in an amount of such stockholder’s pro rata share of the appraised value of our net assets.

Stockholders who vote against either proposal will not have appraisal or other similar rights with respect to such proposal.

Sales and Leases to Company

Our Charter provides that, except as otherwise permitted under the 1940 Act, the Company may not purchase or lease assets in which our Adviser or any of its affiliates has an interest unless all of the following conditions are met: (a) the transaction occurs at the formation of the Company and is fully disclosed to the stockholders in a prospectus or in a periodic report; and (b) the assets are sold or leased upon terms that are reasonable to the Company and at a price not to exceed the lesser of cost or FMV as determined by an independent expert. However, our Adviser may purchase assets in its own name (and assume loans in connection therewith) and temporarily hold title, for the purposes of facilitating the acquisition of the assets, the borrowing of money, obtaining financing for the Company, or the completion of construction of the assets, so long as all of the following conditions are met: (i) the assets are purchased by the Company at a price no greater than the cost of the assets to our Adviser; (ii) all income generated by, and the expenses associated with, the assets so acquired will be treated as belonging to the Company; and (iii) there are no other benefits arising out of such transaction to our Adviser apart from compensation otherwise permitted by the NASAA Omnibus Guidelines.

Sales and Leases to the Adviser, Directors or Affiliates

As also prohibited by the 1940 Act, our Charter provides that the Company may not sell assets to our Adviser or any affiliate thereof unless such sale is duly approved by the holders of shares of stock entitled to cast a majority of all the votes entitled to be cast on the matter. The Company may not lease assets to our Adviser or any affiliate thereof unless all of the following conditions are met: (a) the transaction is fully disclosed to the stockholders in a periodic report filed with the SEC or otherwise; and (b) the terms of the transaction are fair and reasonable to the Company.

Loans

Our Charter provides that, except for the advancement of indemnification funds, no loans, credit facilities, credit agreements or otherwise may be made by the Company to our Adviser or any of its affiliates.

Commissions on Financing, Refinancing or Reinvestment

Our Charter provides that the Company generally may not pay, directly or indirectly, a commission or fee to our Adviser or any affiliate thereof in connection with the reinvestment of profits and available reserves or of the proceeds of the refinancing of assets.

Lending Practices

Our Charter provides that any adviser may not provide financing with a term in excess of 12 months for the Company, and with respect to financing made available to the Company by any adviser, such adviser may not receive interest in excess of the lesser of such adviser’s cost of funds or the amounts that would be charged by unrelated lending institutions on comparable loans for the same purpose. An adviser may not impose a prepayment charge or penalty in connection with such financing and such adviser may not receive points or other financing charges.

Director Independence

While we are not listed on Nasdaq, we comply with Nasdaq’s corporate governance rules requiring listed companies to have a board of directors with at least a majority of independent directors. Under Nasdaq’s corporate governance rules, in order for a director to be deemed independent, our board of directors must determine that the individual does not have a relationship that would interfere with the director’s exercise of independent judgment in carrying out his or her responsibilities. On an annual basis, each member of our board of directors is required to complete an independence questionnaire designed to provide information to assist the board of directors in determining whether the director is independent under Nasdaq’s corporate governance rules, the 1940 Act and our corporate governance guidelines. Our board of directors has determined that each of our directors, other than Mr. Meserve and Ms. Schugart, is independent under the listing standards of the Nasdaq Stock Market LLC, the Exchange Act and the 1940 Act.
Item 14.  Principal Accounting Fees and Services

Our Audit Committee has appointed Grant Thornton LLP (“Grant Thornton”) as our independent registered public accounting firm for the fiscal year ending December 31, 2020, subject to ratification by our stockholders.

Grant Thornton’s aggregate fees billed to us for the fiscal years ended December 31, 2019 and December 31, 2018 are as follows:

Period	Audit Fees (1)	Audit-Related Fees (2)	Tax Fees (3)	All Other Fees (4)	Total Fees
Fiscal year ended December 31, 2019	$450,791	$—	$—	$—	$450,791
Fiscal year ended December 31, 2018	432,311	—	—	—	432,311

(1)
“Audit Fees” are those fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided in connection with statutory and regulatory filings.

(2)
“Audit-Related Fees” are those fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attestation services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

(3)
“Tax Fees” are those fees billed for professional services for tax compliance. Grant Thornton provided no professional services for tax compliance during the fiscal years ended December 31, 2019 and 2018.

(4)
“All Other Fees” are those fees billed for services, other than the services reported above, related to our registration statements and related prospectuses. Such fees are incurred by our Adviser and reimbursed by us on a monthly basis, up to a maximum aggregate amount of 1.5% of the gross stock offering proceeds.

Pre-approval Policies and Procedures

Our Audit Committee has adopted a pre-approval policy requiring the Audit Committee to pre-approve all audit and permissible non-audit services to be performed by Grant Thornton. In determining whether or not to pre-approve services, the Audit Committee will consider whether the service is a permissible service under the rules and regulations promulgated by the SEC, and, if permissible, the potential effect of such services on the independence of Grant Thornton. All services performed for us for the fiscal years ended December 31, 2019 and December 31, 2018 were pre-approved or ratified by our Audit Committee.

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

4.4	Description of Securities (filed herewith).
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

10.15
First Quarter 2017 Conditional Income Incentive Fee Waiver Agreement, dated as of April 24, 2017, by and among the Registrant, HMS Adviser LP and MSC Adviser I, LLC (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on April 27, 2017 (File No. 814-00939) and incorporated herein by reference).

10.16
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

10.17
Second Quarter 2017 Conditional Income Incentive Fee Waiver Agreement, dated as of July 26, 2017, by and among the Registrant, HMS Adviser LP and MSC Adviser I, LLC (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on July 31, 2017 (File No. 814-00939) and incorporated herein by reference).

10.18
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

10.19
Third Quarter 2017 Conditional Income Incentive Fee Waiver Agreement, dated as of October 19, 2017, by and among the Registrant, HMS Adviser LP and MSC Adviser I, LLC (filed as Exhibit 10.2 to the Registrant’s current report on Form 8-K, filed on October 19, 2017 (File No. 814-00939) and incorporated herein by reference).

10.20
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

10.21
Fourth Quarter 2017 Conditional Income Incentive Fee Waiver Agreement, dated January 31, 2018, by and among the Registrant, HMS Adviser LP and MSC Adviser I, LLC (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on January 31, 2018 (File No. 814-00939) and incorporated herein by reference).

10.22
First Quarter 2018 Conditional Income Incentive Fee Waiver Agreement, dated May 4, 2018, by and among the Registrant, HMS Adviser LP and MSC Adviser I, LLC (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on May 8, 2018 (File No. 814-00939) and incorporated herein by reference).

10.23
Second Quarter 2018 Conditional Income Incentive Fee Waiver Agreement, dated August 8, 2018, by and among the Registrant, HMS Adviser LP and MSC Adviser I, LLC (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on August 9, 2018 (File No. 814-00939) and incorporated herein by reference).

10.24
Third Quarter 2018 Conditional Income Incentive Fee Waiver Agreement, dated October 31, 2018, by and among the Registrant, HMS Adviser LP and MSC Adviser I, LLC (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on October 31, 2018 (File No. 814-00939) and incorporated herein by reference).

10.25
Fourth Quarter 2018 Conditional Income Incentive Fee Waiver Agreement, dated March 4, 2019, by and among the Registrant, HMS Adviser LP and MSC Adviser I, LLC (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on March 4, 2019 (File No. 814-00939) and incorporated herein by reference).

10.26
Second Amendment to Amended and Restated Senior Secured Revolving Credit Agreement, dated as of March 5, 2020, by and among the Registrant, HMS Equity Holding, LLC, HMS Equity Holding II, Inc., HMS California Holdings GP LLC, HMS California Holdings, LP, the lenders party thereto and TIAA, FSB. (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on March 5, 2020 (File No. 814-00939) and incorporated herein by reference).

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

HMS INCOME FUND, INC.

Date:	March 19, 2020	By:	/s/ SHERRI W. SCHUGART
Sherri W. Schugart
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/ Sherri W. Schugart	Chairman, Chief Executive Officer and Director	March 19, 2020
Sherri W. Schugart	(Principal Executive Officer)

/s/ David M. Covington	Chief Financial Officer	March 19, 2020
David M. Covington	(Principal Financial Officer)

/s/ Jeffrey S. Folkerts	Chief Accounting Officer and Treasurer	March 19, 2020
Jeffrey S. Folkerts	(Principal Accounting Officer)

/s/ John O. Niemann, Jr.	Director	March 19, 2020
John O. Niemann, Jr.

/s/ Peter Shaper	Director	March 19, 2020
Peter Shaper

/s/ Gregory Geib	Director	March 19, 2020
Gregory Geib

/s/ Nicholas T. Meserve	Director	March 19, 2020
Nicholas T. Meserve