Form 10-Q
period 2020-03-31
HMS INCOME FUND, INC.
filed 2020-05-15
CIK 1535778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________
 FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

The issuer had 79,011,896 shares of common stock outstanding as of May 13, 2020.

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

PART I — FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

HMS Income Fund, Inc.
Condensed Consolidated Balance Sheets
(dollars in thousands, except share and per share amounts)

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
Portfolio investments at fair value:
Non-Control/Non-Affiliate investments (amortized cost: $835,553 and $878,632 as of March 31, 2020 and December 31, 2019, respectively)	$705,726	$838,643
Affiliate investments (amortized cost: $147,574 and $144,006 as of March 31, 2020 and December 31, 2019, respectively)	154,472	154,158
Control investments (amortized cost: $18,285 and $17,417 as of March 31, 2020 and December 31, 2019, respectively)	34,665	34,796
Total portfolio investments (amortized cost: $1,001,412 and $1,040,055 as of March 31, 2020 and December 31, 2019, respectively)	894,863	1,027,597

Cash and cash equivalents	16,252	21,846
Interest receivable	8,650	8,749
Prepaid and other assets	3,948	4,403
Deferred financing costs (net of accumulated amortization of $3,339 and $2,990 as of March 31, 2020 and December 31, 2019, respectively)	3,627	3,516
Total assets	$927,340	$1,066,111

LIABILITIES
Accounts payable and other liabilities	$3,139	$1,684
Stockholder distributions payable	4,669	4,669
Base management and incentive fees payable	4,994	5,388
Due to affiliates	48	44
Directors’ fees payable	26	21
Payable for securities purchased	1,900	—
Credit facilities payable	403,000	445,000
Total liabilities	417,776	456,806

Commitments and Contingencies (Note 12)

NET ASSETS
Common stock, $.001 par value; 150,000,000 shares authorized, 78,423,129 and 78,463,377 issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	78	78
Additional paid-in capital	675,358	675,554
Accumulated loss	(165,872)	(66,327)
Total net assets	509,564	609,305

Total liabilities and net assets	$927,340	$1,066,111

Net asset value per share	$6.50	$7.77

See notes to the condensed consolidated financial statements.

HMS Income Fund, Inc.
Condensed Consolidated Statements of Operations
(dollars in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended
	March 31, 2020	March 31, 2019
INVESTMENT INCOME:
From non-control/non-affiliate investments:
Interest income	$19,048	$23,499
Fee income	540	307
Dividend income	281	327
From affiliate investments:
Interest income	2,557	2,602
Fee income	15	37
Dividend income	968	396
From control investments:
Interest income	180	123
Fee income	20	17
Dividend income	391	1,853
Total investment income	24,000	29,161
EXPENSES:
Interest expense	5,229	7,107
Base management and incentive fees	4,994	7,125
Internal administrative services expenses	784	758
Offering costs	88	95
Professional fees	547	316
Insurance	103	48
Other general and administrative	505	516
Expenses before fee and expense waivers	12,250	15,965
Waiver of incentive fees	—	—
Waiver of internal administrative services expenses	(784)	(758)
Total expenses, net of fee and expense waivers	11,466	15,207
Net investment income before taxes	12,534	13,954
Income tax expense, including excise tax	76	58
NET INVESTMENT INCOME	12,458	13,896
NET REALIZED LOSS ON INVESTMENTS
Non-Control/Non-Affiliate investments	(321)	(1,631)
Affiliate investments	(3,044)	(5,508)
Control investments	—	—
Total net realized loss on investments	(3,365)	(7,139)
NET REALIZED INCOME	9,093	6,757
NET CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION) ON INVESTMENTS
Non-Control/Non-Affiliate investments	(90,657)	4,331
Affiliate investments	(3,254)	3,626
Control investments	(998)	4,106
Total net change in unrealized appreciation (depreciation) on investments	(94,909)	12,063
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(85,816)	$18,820
PER SHARE INFORMATION - BASIC AND DILUTED
NET INVESTMENT INCOME PER SHARE	$0.16	$0.18
NET REALIZED INCOME PER SHARE	$0.12	$0.09
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE (EARNINGS PER SHARE)	$(1.09)	$0.24
WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	78,607,063	78,819,746

See notes to the condensed consolidated financial statements.

HMS Income Fund, Inc.
Condensed Consolidated Statements of Changes in Net Assets
(dollars in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended
	March 31, 2020	March 31, 2019
Change in Net Assets from Operations:
Net investment income	$12,458	$13,896
Net realized gain (loss) on investments	(3,365)	(7,139)
Net change in unrealized appreciation (depreciation) on investments	(94,909)	12,063
Net increase (decrease) in net assets resulting from operations	(85,816)	18,820

Change in Net Assets from Stockholders’ Distributions:
Net decrease in net assets resulting from stockholders’ distributions	(13,730)	(13,606)

Change in Net Assets from Capital Share Transactions:
Reinvestment of stockholder distributions	5,899	6,366
Repurchase of common stock	(6,094)	(6,553)
Net decrease in net assets resulting from capital share transactions	(195)	(187)

Total Increase (Decrease) in Net Assets	(99,741)	5,027
Net Assets at beginning of the period	609,305	625,366
Net Assets at end of the period	$509,564	$630,393

NAV per share at end of the period	$6.50	$8.03
Distributions declared per share	$0.17	$0.17

Common shares outstanding, beginning of the period	78,463,377	78,584,824
Issuance of common shares pursuant to distribution reinvestment plan	751,240	782,543
Repurchase of common shares	(791,488)	(820,171)
Common shares outstanding, end of the period	78,423,129	78,547,196

See notes to the condensed consolidated financial statements.

HMS Income Fund, Inc.
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)
(Unaudited)

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$(85,816)	$18,820
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash generated from operating activities:
Principal repayments received and proceeds from sales of investments in portfolio companies	86,496	39,036
Investments in portfolio companies	(46,895)	(34,152)
Net change in unrealized (appreciation) depreciation on portfolio investments	94,909	(12,063)
Net realized loss on sale of portfolio investments	3,365	7,139
Amortization of deferred financing costs	351	337
Amortization of deferred offering costs	88	95
Accretion of unearned income	(2,021)	(1,562)
Net payment-in-kind interest accrual	(828)	(1,169)
Changes in other assets and liabilities:
Interest receivable	99	1,036
Prepaid and other assets	875	518
Base management and incentive fees payable	(394)	1,271
Due to affiliates	4	48
Directors’ fees payable	5	5
Accounts payable and other liabilities	643	88
Net cash generated from operating activities	50,881	19,447

CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of common stock	(6,094)	(6,553)
Payment of offering costs	(88)	(95)
Payment of stockholder distributions	(7,831)	(7,243)
Repayments on credit facilities payable	(117,000)	(31,000)
Proceeds from credit facilities payable	75,000	22,000
Payment of deferred financing costs	(462)	—
Net cash used in financing activities	(56,475)	(22,891)

Net decrease in cash and cash equivalents	(5,594)	(3,444)

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	21,846	21,757

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$16,252	$18,313

See notes to the condensed consolidated financial statements.

HMS Income Fund, Inc. Condensed Consolidated Schedule of Investments
As of March 31, 2020
(dollars in thousands)
Portfolio Company (1) (3)	Business Description	Type of Investment (2) (3)	Index Rate (22)	Principal (7)	Cost (7)	Fair Value (26)

Control Investments (6)
CTMH, LP (9) (15)	Investment Partnership	LP Interests (CTMH, LP) (Fully diluted 38.8%)	—	$—	$872	$872
GRT Rubber Technologies, LLC (10) (13)	Manufacturer of Engineered Rubber Products	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.58%, Secured Debt (Maturity - December 31, 2023) (8)	1 month LIBOR	8,262	8,243	8,262
		Member Units (2,896 units) (16)	—	—	6,435	22,375
					14,678	30,637
Harris Preston Fund Investments (9) (15)	Investment Partnership	LP Interests (2717 MH, LP) (Fully diluted 49.3%)	—	—	2,735	3,156

Subtotal Control Investments (6) (4% of total investments at fair value)					$18,285	$34,665
Affiliate Investments (4)
AFG Capital Group, LLC (10) (13)	Provider of Rent-to-Own Financing Solutions and Services	10.00% Secured Debt (Maturity - May 25, 2022) (14)	None	$188	$188	$188
		Member Units (46 units)	—	—	300	1,265
					488	1,453
Analytical Systems Keco, LLC (10) (13)	Manufacturer of Liquid and Gas Analyzers	LIBOR Plus 10.00% (Floor 2.00%), Current Coupon 12.00%, Secured Debt (Maturity - August 16, 2024) (8)	1 month LIBOR	1,374	1,245	1,251
		Preferred Member Units (800 units)	—	—	800	1,015
		Warrants (105 Equivalent Shares; Expiration - August 16, 2029; Strike Price - $0.01 per Share)	—	—	79	135
					2,124	2,401
Brewer Crane Holdings, LLC (10) (13)	Provider of Crane Rental and Operating Services	LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 11.58%, Secured Debt (Maturity - January 9, 2023) (8)	1 month LIBOR	2,232	2,204	2,204
		Preferred Member Units (737 units) (16)	—	—	1,070	1,070
					3,274	3,274
Centre Technologies Holdings, LLC (10) (13)	Provider of IT Hardware Services and Software Solutions	LIBOR Plus 10.00% (Floor 2.00%), Current Coupon 12.00%, Secured Debt (Maturity - January 4, 2024) (8)	1 month LIBOR	3,022	2,967	2,972
		Preferred Member Units (3,174 units)	—	—	1,460	1,460
					4,427	4,432
Chamberlin Holding, LLC (10) (13)	Roofing and Waterproofing Specialty Subcontractor	LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 11.63%, Secured Debt (Maturity - February 23, 2023) (8)	1 month LIBOR	4,443	4,358	4,443
		Member Units (1,087 units) (16)	—	—	2,860	6,037
		Member Units (Chamberlin Langfield Real Estate, LLC) (1 unit) (16)	—	—	262	230
					7,480	10,710
Charlotte Russe, Inc.	Fast-Fashion Retailer to Young Women	Common Stock (14,973 shares)	—	—	2,470	—
Charps, LLC (10) (13)	Pipeline Maintenance and Construction	15.00% Secured Debt (Maturity - June 5, 2022) (14)	None	500	500	500
		Preferred Member Units (400 units) (16)	—	—	100	1,890
					600	2,390
Clad-Rex Steel, LLC (10) (13)	Specialty Manufacturer of Vinyl-Clad Metal	LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 11.08%, Secured Debt (Maturity - December 20, 2021) (8)	1 month LIBOR	2,720	2,697	2,720
		Member Units (179 units) (16)	—	—	1,820	2,153
		10.00% Secured Debt (Clad-Rex Steel RE Investor, LLC) (Maturity - December 19, 2036)	None	283	280	280
		Member Units (Clad-Rex Steel RE Investor, LLC) (200 units)	—	—	53	115
					4,850	5,268

Cody Pools Holdings, LLC (10) (13)	Designer of Residential and Commercial Pools	LIBOR Plus 10.50% (Floor 1.75%), Current Coupon 12.50%, Secured Debt (Maturity - March 6, 2025) (8)	1 Month LIBOR	$4,000	$3,917	$3,921
		Preferred Member Units (147 units)	—	—	2,079	2,079
					5,996	6,000
Copper Trail Energy Fund I, LP (9) (15)	Investment Partnership	LP Interests (Copper Trail Energy Fund I, LP) (Fully diluted 12.4%)	—	—	1,233	1,459
Digital Products Holdings LLC (10) (13)	Designer and Distributor of Consumer Electronics	LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 11.63%, Secured Debt (Maturity - March 31, 2023) (8)	1 month LIBOR	4,822	4,755	4,451
		Preferred Member Units (863 units) (16)	—	—	2,375	594
					7,130	5,045
Direct Marketing Solutions, Inc. (10) (13)	Provider of Omni-Channel Direct Marketing Services	LIBOR Plus 11.00% (Floor 1.00%), Current Coupon 12.63%, Secured Debt (Maturity - February 13, 2023) (8)	1 month LIBOR	3,870	3,797	3,870
		Preferred Stock (2,100 shares)	—	—	2,100	5,015
					5,897	8,885
Freeport Financial Funds (9) (15)	Investment Partnership	LP Interests (Freeport First Lien Loan Fund III, LP) (Fully diluted 6.00%) (16)	—	—	10,945	9,631
Gamber-Johnson Holdings, LLC (10) (13)	Manufacturer of Ruggedized Computer Mounting Systems	LIBOR Plus 6.50% (Floor 2.00%), Current Coupon 8.50%, Secured Debt (Maturity - June 24, 2021) (8)	1 month LIBOR	4,560	4,515	4,560
		Member Units (2,155 units) (16)	—	—	3,711	13,311
					8,226	17,871
Guerdon Modular Holdings, Inc. (10) (13)	Multi-Family and Commercial Modular Construction Company	Common Stock (53,008 shares)	—	—	746	—
		Class B Preferred Stock (101,250 shares)	—	—	285	—
					1,031	—
Gulf Publishing Holdings, LLC (10) (13)	Energy Industry Focused Media and Publishing	12.50% Secured Debt (Maturity - April 29, 2021)	None	3,133	3,116	3,090
		LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 11.08%, Secured Debt (Maturity - September 30, 2020) (8)	1 month LIBOR	60	60	60
		Member Units (920 units)	—	—	920	—
					4,096	3,150
Harris Preston Fund Investments (9) (15)	Investment Partnership	LP Interests (HPEP 3, LP) (Fully diluted 8.20%)	—	—	2,819	2,819
Hawk Ridge Systems, LLC (9) (10) (13)	Value-Added Reseller of Engineering Design and Manufacturing Solutions	11.00% Secured Debt (Maturity - December 2, 2021)	None	3,350	3,322	3,350
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.58%, Secured Debt (Maturity - December 2, 2021) (8)	1 month LIBOR	150	149	149
		Preferred Member Units (56 units)	—	—	713	1,830
		Preferred Member Units (HRS Services, ULC) (56 units)	—	—	38	98
					4,222	5,427
J&J Services, Inc. (10) (13)	Provider of Dumpster and Portable Toilet Rental Services	11.50% Secured Debt (Maturity - October 31, 2024)	None	4,400	4,319	4,319
		Preferred Stock (704 shares)	—	—	1,790	1,790
					6,109	6,109
Kickhaefer Manufacturing Company, LLC (10) (13)	Precision Metal Parts Manufacturing	11.50% Secured Debt (Maturity - October 31, 2023)	None	6,340	6,192	6,192
		9.00% Secured Debt (Maturity October 31, 2048)	None	993	983	983
		Member Units (145 units)	—	—	3,060	2,861
		Member Units (KMC RE Investor, LLC) (200 units) (16)	—	—	248	290
					10,483	10,326

Market Force Information, Inc. (10) (13)	Provider of Customer Experience Management Services	12.00% PIK Secured Debt (Maturity - July 28, 2022)	—	$5,881	$5,825	$4,424
		8.00% PIK Secured Debt (Maturity - July 28, 2022)	—	697	697	580
		Member Units (170,000 units)	—	—	4,160	—
					10,682	5,004
M.H. Corbin Holding LLC (10) (13)	Manufacturer and Distributor of Traffic Safety Products	13.00% Secured Debt (Maturity - March 31, 2022)	None	2,202	2,183	2,185
		Preferred Member Units (16,500 units)	—	—	1,100	1,092
		Common Units (1,000 units)	—	—	1,500	—
					4,783	3,277
Mystic Logistics Holdings, LLC (10) (13)	Logistics and Distribution Services Provider for Large Volume Mailers	12.00% Secured Debt (Maturity - January 17, 2022)	None	1,744	1,738	1,736
		Common Stock (1,468 shares)	—	—	680	2,547
					2,418	4,283
NexRev, LLC (10) (13)	Provider of Energy Efficiency Products & Services	11.00% PIK Secured Debt (Maturity - February 28, 2023)	None	4,342	4,280	3,889
		Preferred Member Units (21,600,000 units) (16)	—	—	1,720	—
					6,000	3,889
NuStep, LLC (10) (13)	Designer, Manufacturer and Distributor of Fitness Equipment	12.00% Secured Debt (Maturity - January 31, 2022)	None	4,910	4,868	4,868
		Preferred Member Units (102 units)	—	—	2,550	2,550
					7,418	7,418
SI East, LLC (10) (13)	Rigid Industrial Packaging Manufacturing	9.50% Secured Debt (Maturity - August 31, 2023)	None	10,988	10,858	10,988
		Preferred Member Units (52 units) (16)	—	—	2,000	2,884
					12,858	13,872
Tedder Acquisition, LLC (10) (13)	Manufacturer of Firearm Holsters and Accessories	12.00% Secured Debt (Maturity - August 31, 2023)	None	4,099	4,008	4,071
		12.00% Secured Debt (Maturity - August 31, 2020)	None	160	158	158
		Preferred Member Units (110 units)	—	—	2,034	2,034
					6,200	6,263
Trantech Radiator Topco, LLC (10) (13)	Transformer Cooling Products and Services	12.00% Secured Debt (Maturity - May 31, 2024)	None	2,220	2,151	2,161
		Common Stock (154 shares) (16)	—	—	1,164	1,655
					3,315	3,816

Subtotal Affiliate Investments (4) (17% of total investments at fair value)					$147,574	$154,472

Non-Control/Non-Affiliate Investments (5)
AAC Holdings Inc. (8)	Substance Abuse Treatment Service Provider	LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 16.75%, Secured Debt (Maturity - June 30, 2023) (18)	3 month LIBOR	$14,448	$14,078	$6,321
		PRIME Plus 10.00% (Floor 1.00%), Current Coupon 13.25%, Secured Debt (Maturity - April 17, 2020)	PRIME	3,121	2,967	2,887
					17,045	9,208
Adams Publishing Group, LLC (8) (11)	Local Newspaper Operator	LIBOR Plus 7.50% (Floor 1.75%), Current Coupon 9.29%, Secured Debt (Maturity - July 3, 2023)	3 month LIBOR	6,105	6,020	5,751
		LIBOR Plus 7.50% (Floor 1.75%), Current Coupon 9.25%, Secured Debt (Maturity - July 3, 2023)	3 month LIBOR	196	183	184
		PRIME Plus 4.00% (Floor 1.75%), Current Coupon 7.25%, Secured Debt (Maturity - July 3, 2023)	PRIME	5,000	4,935	4,500
					11,138	10,435
ADS Tactical, Inc. (8) (11)	Value-Added Logistics and Supply Chain Solutions Provider to the Defense Industry	LIBOR Plus 6.25% (Floor 0.75%), Current Coupon 7.24%, Secured Debt (Maturity - July 26, 2023)	1 month LIBOR	$15,784	$15,796	$15,106
Aethon United BR, LP (8) (11)	Oil & Gas Exploration & Production	LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 7.76%, Secured Debt (Maturity - September 8, 2023) (14)	3 month LIBOR	7,000	6,922	6,244
American Nuts, LLC (8) (11)	Roaster, Mixer and Packager of Bulk Nuts and Seeds	LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 11.41%, Secured Debt (Maturity - April 10, 2023)	3 month LIBOR	12,213	11,939	11,615
American Teleconferencing Services, Ltd. (8)	Provider of Audio Conferencing and Video Collaboration Solutions	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.24%, Secured Debt (Maturity - June 8, 2023)	3 month LIBOR	14,144	13,730	7,991
American Trailer Rental Group LLC (10)	Provider of Short Term Trailer and Container Rental	Member Units (Milton Meisler Holdings, LLC) (12,139 units)	—	—	2,149	3,236
APTIM Corp	Engineering, Construction and Procurement	7.75% Secured Debt (Maturity - June 15, 2025)	None	6,952	6,279	2,364
Arcus Hunting, LLC (8) (11)	Manufacturer of Bowhunting and Archery Products and Accessories	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.91%, Secured Debt (Maturity - March 31, 2021)	1 month LIBOR	6,839	6,798	6,839
ASC Ortho Management Company, LLC (11)	Provider of Orthopedic Services	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 9.41%, Secured Debt (Maturity - August 31, 2023) (8)	3 month LIBOR	5,264	5,193	4,770
		13.25% PIK Secured Debt (Maturity - December 1, 2023) (14)	None	1,854	1,815	1,737
					7,008	6,507
ATX Networks Corp. (8) (9)	Provider of Radio Frequency Management Equipment	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.45% / 1.00% PIK, Current Coupon Plus PIK 8.45%, Secured Debt (Maturity - June 11, 2021)	3 month LIBOR	13,673	13,573	11,349
BarFly Ventures, LLC (11)	Casual Restaurant Group	12.00% Secured Debt (Maturity - August 31, 2020) (18)	None	3,395	3,378	343
		9.00% PIK Secured Debt (Maturity - March 23, 2021) (18)	None	37	37	37
		Warrants (.410 equivalent units, Expiration - August 31, 2025)	—	—	158	—
		Options (.99 equivalent units)	—	—	202	—
					3,775	380
BBB Tank Services, LLC (10) (13)	Maintenance, Repair and Construction Services to the Above-Ground Storage Tank Market	LIBOR Plus 11.00% (Floor 1.00%), Current Coupon 12.58%, Secured Debt (Maturity - April 8, 2021) (8)	1 month LIBOR	1,200	1,198	1,168
		Preferred Stock (28,280 units)	—	—	33	34
		Member Units (200,000 units)	—	—	200	53
					1,431	1,255
Berry Aviation, Inc. (11)	Airline Charter Service Operator	10.50% Current / 1.50% PIK, Secured Debt (Maturity - January 6, 2024) (14)	None	4,565	4,514	4,497
		Preferred Member Units (Berry Acquisition, LLC) (1,548,387 units, 8.00% cumulative)	—	—	1,548	622
		Preferred Member Units (Berry Acquisition, LLC) (122,416 units, 16.00% cumulative)	—	—	122	130
					6,184	5,249
BigName Commerce, LLC (8) (11)	Provider of Envelopes and Complimentary Stationery Products	LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 9.16%, Secured Debt (Maturity - May 11, 2022)	1 month LIBOR	2,201	2,188	2,096
Binswanger Enterprises, LLC (11)	Glass Repair and Installation Service Provider	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.95%, Secured Debt (Maturity - March 9, 2022) (8)	3 month LIBOR	13,538	13,279	13,105
		Member Units (1,050,000 units)	—	—	1,050	730
					14,329	13,835
Bluestem Brands, Inc. (8)	Multi-Channel Retailer of General Merchandise	PRIME Plus 6.50%, Current Coupon 11.29%, Secured Debt (Maturity - November 6, 2020) (18)	PRIME	11,391	11,339	6,777

Boccella Precast Products, LLC (10) (13)	Manufacturer of Precast Hollow Core Concrete	LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 11.91%, Secured Debt (Maturity - June 30, 2022) (8)	3 month LIBOR	$3,220	$3,177	$3,220
		Member Units (540,000 units)	—	—	564	1,415
					3,741	4,635
Brightwood Capital Fund Investments (9) (15)	Investment Partnership	LP Interests (Brightwood Capital Fund III, LP) (Fully diluted 1.60%)	—	—	3,735	2,602
		LP Interests (Brightwood Capital Fund IV, LP) (Fully diluted 0.80%)	—	—	9,037	8,082
					12,772	10,684
Buca C, LLC (10) (13)	Casual Restaurant Group	LIBOR Plus 9.25% (Floor 1.00%), Current Coupon 10.61%, Secured Debt (Maturity - June 30, 2020) (8)	1 month LIBOR	12,670	12,654	11,327
		Preferred Member Units (4 units, 6.00% cumulative)	—	—	3,040	511
					15,694	11,838
Cadence Aerospace, LLC (8) (11)	Aerospace Manufacturing	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.28%, Secured Debt (Maturity - November 14, 2023)	3 month LIBOR	19,224	19,094	17,916
CAI Software, LLC (10) (13)	Provider of Specialized Enterprise Resource Planning Software	11.00% Secured Debt (Maturity - December 7, 2023)	None	2,286	2,298	2,286
		Member Units (16,742 units)	—	—	188	1,318
					2,486	3,604
Cenveo Corporation	Provider of Digital Marketing Agency Services	PRIME Plus 9.50%, Current Coupon 10.51%, Secured Debt (Maturity - June 7, 2023) (8)	PRIME	4,449	4,194	4,338
		Common Stock (138,889 shares)	—	—	4,163	2,083
					8,357	6,421
Chisholm Energy Holdings, LLC (8) (11)	Oil & Gas Exploration & Production	LIBOR Plus 6.25% (Floor 1.50%), Current Coupon 7.94%, Secured Debt (Maturity - May 15, 2026) (14)	3 month LIBOR	3,571	3,480	3,093
Clarius BIGS, LLC (11)	Prints & Advertising Film Financing	15.00% PIK Secured Debt (Maturity - January 5, 2015) (18)	None	2,099	1,841	34
		20.00% PIK Secured Debt (Maturity - January 5, 2015) (18)	None	763	670	12
					2,511	46
Classic H&G Holdings, LLC (10) (13)	Provider of Engineered Packaging Solutions	12.00% Secured Debt (Maturity - March 12, 2025)	None	6,500	6,302	6,307
		Preferred Member Units (38.52 units)	—	—	1,440	1,440
					7,742	7,747
Clickbooth.com, LLC (8) (11)	Provider of Digital Advertising Performance Marketing Solutions	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 10.41%, Secured Debt (Maturity - January 31, 2025)	3 month LIBOR	8,000	7,861	7,784
		LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity - January 31, 2025)	3 month LIBOR	457	457	445
					8,318	8,229
Construction Supply Investments, LLC (11)	Distribution Platform of Specialty Construction Materials to Professional Concrete and Masonry Contractors	Member units (42,207 units)	—	—	5,637	6,872
Corel Corporation (8) (9) (12)	Publisher of Desktop and Cloud-Based Software	LIBOR plus 5.00%, (Floor 0.00%), Current Coupon 6.61%, Secured Debt (Maturity - July 2, 2026)	3 month LIBOR	2,000	1,895	1,775
CTVSH, PLLC (8) (11) (13)	Emergency Care and Specialty Service Animal Hospital	LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.58%, Secured Debt (Maturity - August 3, 2022)	1 month LIBOR	2,387	2,361	2,311
Datacom, LLC (10) (13)	Technology and Telecommunications Provider	10.50% PIK Secured Debt (Maturity - May 31, 2021) (18)	None	1,376	1,369	1,116
		8.00% Secured Debt (Maturity - May 31, 2021) (18)	None	200	200	179
		Class A Preferred Member Units (1,530 units)	—	—	144	—
		Class B Preferred Member Units (717 units)	—	—	670	—
					2,383	1,295
Digital River, Inc. (8)	Provider of Outsourced e-Commerce Solutions and Services	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity - February 12, 2023)	3 month LIBOR	$8,377	$8,227	$8,084
DTE Enterprises, LLC (11)	Industrial Powertrain Repair and Services	LIBOR Plus 7.50% (Floor 1.50%), Current Coupon 9.00%, Secured Debt (Maturity - April 13, 2023) (8)	3 month LIBOR	10,992	10,843	10,684
		Class AA Preferred Member Units (non-voting)	—	—	859	881
		Class A Preferred Member Units (776,316 units)	—	—	776	1,210
					12,478	12,775
Dynamic Communities, LLC (8) (11)	Developer of Business Events and Online Community Groups	LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.00%, Secured Debt (Maturity - July 17, 2023)	3 month LIBOR	5,390	5,312	5,045
Epic Y-Grade Services, LP (8)	NGL Transportation & Storage	LIBOR Plus 6.00% (Floor 0.00%), Current Coupon 7.62%, Secured Debt (Maturity - June 13, 2024)	3 month LIBOR	6,875	6,776	5,129
Evergreen Skills Lux S.á r.l. (d/b/a Skillsoft) (8) (9)	Technology-Based Performance Support Solutions	LIBOR Plus 8.25% (Floor 1.00%), Current Coupon 10.03%, Secured Debt (Maturity - April 28, 2022) (14) (18)	3 month LIBOR	10,901	10,669	1,970
Flavors Holdings, Inc. (8)	Global Provider of Flavoring and Sweetening Products and Solutions	LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 7.20%, Secured Debt (Maturity - June 30, 2020)	3 month LIBOR	10,719	10,687	10,138
GoWireless Holdings, Inc. (8)	Provider of Wireless Telecommunications Carrier Services	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity - December 22, 2024)	3 month LIBOR	14,704	14,601	11,935
GS Operating, LLC (8) (11)	Distributor of Industrial and Specialty Parts	LIBOR Plus 6.50% (Floor 1.50%), Current Coupon 8.00%, Secured Debt (Maturity - February 24, 2025)	1 month LIBOR	12,600	12,253	11,126
HDC/HW Intermediate Holdings, LLC (8) (11)	Managed Services and Hosting Provider	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.96%, Secured Debt (Maturity - December 21, 2023)	3 month LIBOR	1,958	1,927	1,829
Hoover Group, Inc. (8) (9) (11)	Provider of Storage Tanks and Related Products to the Energy and Petrochemical Markets	LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.70%, Secured Debt (Maturity - January 28, 2021)	3 month LIBOR	22,007	21,578	20,356
Hunter Defense Technologies, Inc. (8) (11)	Provider of Military and Commercial Shelters and Systems	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.45%, Secured Debt (Maturity - March 29, 2023)	3 month LIBOR	15,731	15,499	15,038
HW Temps LLC (10) (13)	Temporary Staffing Solutions	12.00% Secured Debt (Maturity - March 29, 2023)	None	2,515	2,473	2,201
Hydrofarm Holdings, LLC (8) (11)	Wholesaler of Horticultural Products	LIBOR Plus 8.50%, Current Coupon 9.49%, Secured Debt (Maturity - May 12, 2022)	1 month LIBOR	6,908	6,829	5,603
Hyperion Materials & Technologies, Inc. (8) (9)	Manufacturer of Cutting and Machine Tools & Specialty Polishing Compounds	LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity - August 28, 2026)	1 month LIBOR	7,481	7,341	6,209
iEnergizer Limited (8) (9) (11)	Provider of Business Outsourcing Solutions	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - April 17, 2024)	1 month LIBOR	12,200	12,097	11,431
Implus Footcare, LLC (8) (11)	Provider of Footwear and Related Accessories	LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.70%, Secured Debt (Maturity - April 30, 2024)	3 month LIBOR	16,939	16,622	14,924
Independent Pet Partners Intermediate Holdings, LLC (11)	Omnichannel Retailer of Specialty Pet Products	LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.90%, Secured Debt (Maturity - November 19, 2023) (8)	3 month LIBOR	14,922	14,545	13,848
		Member Units (1,191,667 units)	—	—	1,192	543
					15,737	14,391
Industrial Services Acquisitions, LLC (11)	Industrial Cleaning Services	6.00% Current / 7.00% PIK, Current Coupon 13.00%, Unsecured Debt (Maturity - December 17, 2022) (17)	None	12,229	12,205	12,229
		Member Units (Industrial Services Investments, LLC) (336 units; 10.00% cumulative)	—	—	202	202
		Preferred Member Units (Industrial Services Investments, LLC) (187 units, 20.00% cumulative)	—	—	124	124
		Member Units (Industrial Services Investments, LLC) (2,100 units)	—	—	2,100	1,004
					14,631	13,559
Interface Security Systems, L.L.C. (8) (11)	Commercial Security and Alarm Services	LIBOR Plus 7.00% (Floor 1.75%), Current Coupon 8.75%, Secured Debt (Maturity - August 7, 2023)	3 month LIBOR	$7,500	$7,371	$6,780
Intermedia Holdings, Inc. (8)	Unified Communications as a Service	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 6.99%, Secured Debt (Maturity - July 19, 2025)	1 month LIBOR	3,507	3,479	3,209
Invincible Boat Company, LLC (8) (11)	Manufacturer of Sport Fishing Boats	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity - August 28, 2025)	3 month LIBOR	9,813	9,717	8,793
Isagenix International, LLC (8)	Direct Marketer of Health and Wellness Products	LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 7.02%, Secured Debt (Maturity - June 14, 2025)	3 month LIBOR	5,860	5,813	2,183
Jackmont Hospitality, Inc. (8) (11)	Franchisee of Casual Dining Restaurants	LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 8.35%, Secured Debt (Maturity - May 26, 2021)	1 month LIBOR	8,119	8,112	6,544
Joerns Healthcare, LLC	Manufacturer and Distributor of Health Care Equipment & Supplies	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 8.79%, Secured Debt (Maturity - August 21, 2024) (8)	3 month LIBOR	3,335	3,281	3,012
		Common Stock (472,579 shares)	—	—	3,678	2,931
					6,959	5,943
Kemp Technologies Inc. (8) (11)	Provider of Application Delivery Controllers	LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 8.17%, Secured Debt (Maturity - March 29, 2024)	3 month LIBOR	7,444	7,314	6,885
Knight Energy Services LLC (11)	Oil and Gas Equipment and Services	8.50% PIK Secured Debt (Maturity - February 9, 2024)	None	845	845	845
		Class A-2 Shares (25,692 units)	—	—	1,843	160
					2,688	1,005
Kore Wireless Group, Inc.	Mission Critical Software Platform	LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.57%, Secured Debt (Maturity - December 20, 2024) (8)	3 month LIBOR	6,046	6,022	5,592
Larchmont Resources, LLC	Oil & Gas Exploration & Production	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity - August 7, 2020) (8)	3 month LIBOR	3,614	3,671	3,289
		Member units (Larchmont Intermediate Holdco, LLC) (4,806 units)	—	—	601	841
					4,272	4,130
Laredo Energy VI, LP (8) (11)	Oil & Gas Exploration & Production	LIBOR Plus 9.63% (Floor 2.00%), Current Coupon 10.75% / 12.50% PIK, Current Coupon Plus PIK 23.25% Secured Debt (Maturity - November 19, 2021)	3 month LIBOR	11,402	11,330	8,779
Lightbox Holdings, L.P. (8)	Provider of Commercial Real Estate Software	LIBOR Plus 5.00% (Floor 0.00%), Current Coupon 5.80%, Secured Debt (Maturity - May 9, 2026)	1 month LIBOR	4,962	4,894	4,888
LL Management, Inc. (8) (11)	Medical Transportation Service Provider	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.56%, Secured Debt (Maturity - September 25, 2023)	3 month LIBOR	13,685	13,564	12,590
Logix Acquisition Company, LLC (8) (11)	Competitive Local Exchange Carrier	LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 6.74%, Secured Debt (Maturity - December 22, 2024) (23)	1 month LIBOR	12,722	12,651	10,495
LSF9 Atlantis Holdings, LLC (8)	Provider of Wireless Telecommunications Carrier Services	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - May 1, 2023)	1 month LIBOR	13,038	12,976	10,764
Lulu’s Fashion Lounge, LLC (8) (11)	Fast Fashion E-Commerce Retailer	LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.07%, Secured Debt (Maturity - August 28, 2022)	3 month LIBOR	5,668	5,545	4,846
Lynx FBO Operating LLC (11)	Fixed Based Operator in the General Aviation Industry	LIBOR Plus 5.75%, (Floor 1.00%), Current Coupon 7.66%, Secured Debt (Maturity - September 30, 2024) (8)	3 month LIBOR	14,681	14,395	13,022
		Member Units (3,704 units)	—	—	500	445
					14,895	13,467
Mac Lean-Fogg Company (11)	Manufacturer and Supplier for Auto and Power Markets	LIBOR Plus 5.00% (Floor 0.00%), Current Coupon 5.99%, Secured Debt (Maturity - December 22, 2025) (8)	1 month LIBOR	7,117	7,067	6,262
		Preferred Stock (650 shares, 4.50% cash / 9.25% PIK, cumulative)	—	—	778	751
					7,845	7,013
Mariner CLO 7, Ltd. (9) (15)	Structured Finance	Subordinated Structured Notes (estimated yield of 8.3% due April 30, 2032)	—	$25,935	$22,477	$12,449
Mills Fleet Farm Group, LLC (8) (11)	Omnichannel Retailer of Work, Farm and Lifestyle Merchandise	LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.84% / 0.75% PIK, Current Coupon Plus PIK 8.59%, Secured Debt (Maturity - October 24, 2024)	3 month LIBOR	14,874	14,557	12,658
NinjaTrader, LLC (8) (11)	Operator of Futures Trading Platform	LIBOR Plus 6.00% (Floor 1.50%), Current Coupon 7.90%, Secured Debt (Maturity - December 18, 2024)	1 month LIBOR	9,675	9,497	8,688
NNE Partners, LLC (8) (11)	Oil & Gas Exploration & Production	LIBOR Plus 8.00%, (Floor 0.00%) Current Coupon 9.58%, Secured Debt (Maturity - March 2, 2022)	3 month LIBOR	20,417	20,332	17,599
North American Lifting Holdings, Inc. (8)	Crane Service Provider	LIBOR Plus 4.50% (Floor 1.00%), Current Coupon 5.95%, Secured Debt (Maturity - November 27, 2020)	3 month LIBOR	6,162	6,002	4,622
Novetta Solutions, LLC (8)	Provider of Advanced Analytics Solutions for Defense Agencies	LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity - October 17, 2022)	1 month LIBOR	14,784	14,555	13,255
NTM Acquisition Corp. (8)	Provider of B2B Travel Information Content	LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.70%, Secured Debt (Maturity - June 7, 2022)	3 month LIBOR	4,505	4,481	4,482
Pasha Group (8)	Diversified Logistics and Transportation Provided	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.76%, Secured Debt (Maturity - January 26, 2023)	2 month LIBOR	8,496	8,314	7,222
Permian Holdco 2, Inc.	Storage Tank Manufacturer	14.00% PIK Unsecured Debt (Maturity - October 15, 2021) (17)	None	1,179	1,179	892
		18.00% PIK Unsecured Debt (Maturity - June 30, 2022) (17)	None	830	830	830
		Series A Preferred Shares (Permian Holdco 1, Inc.) (386,255 shares)	—	—	1,997	—
		Common Shares (Permian Holdco 1, Inc.) (386,255 shares)	—	—	—	—
					4,006	1,722
PricewaterhouseCoopers Public Sector LLP (8)	Provider of Consulting Services to Governments	LIBOR Plus 8.00% (Floor 0.00%), Current Coupon 8.99%, Secured Debt (Maturity - May 1, 2026) (14)	1 month LIBOR	14,100	14,059	12,197
Rise Broadband (8) (11)	Fixed Wireless Broadband Provider	LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.64%, Secured Debt (Maturity - May 2, 2023)	3 month LIBOR	14,738	14,637	13,839
RM Bidder, LLC (11)	Scripted and Unscripted TV and Digital Programming Provider	Common Stock (1,854 shares)	—	—	31	10
		Series A Warrants (124,915 equivalent units, Expiration - October 20, 2025)	—	—	284	—
		Series B Warrants (93,686 equivalent units, Expiration - October 20, 2025)	—	—	—	—
					315	10
Salient Partners, LP (8) (11)	Provider of Asset Management Services	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - June 9, 2021)	1 month LIBOR	6,450	6,526	5,702
Slick Software Holdings LLC (10) (13)	Text Messaging Marketing Platform	14.00% Secured Debt (Maturity - September 13, 2023)	—	1,590	1,346	1,346
		Member units (17,500 units)	—	—	175	270
		Warrants (4,521 equivalent units, Expiration - September 13, 2028)	—	—	45	73
					1,566	1,689
TEAM Public Choices, LLC (8) (11)	Home-Based Care Employment Service Provider	LIBOR Plus 6.00%, (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - September 20, 2024)	1 month LIBOR	9,601	9,510	8,631
TE Holdings, LLC	Oil & Gas Exploration & Production	Common Units (72,785 units)	—	—	728	—
TGP Holdings III LLC (8)	Outdoor Cooking & Accessories	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 10.28%, Secured Debt (Maturity - September 25, 2025) (14)	3 month LIBOR	5,000	5,000	3,675

TOMS Shoes, LLC (8)	Global Designer, Distributor, and Retailer of Casual Footwear	LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.77%, Secured Debt (Maturity - September 30, 2025)	3 month LIBOR	$571	$571	$571
		LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.27%, Secured Debt (Maturity - December 31, 2025) (14)	3 month LIBOR	1,662	1,662	1,428
		Member Units (16,321 units)	—	—	220	220
					2,453	2,219
USA DeBusk LLC (8) (11)	Provider of Industrial Cleaning Services	LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 6.75%, Secured Debt (Maturity - October 22, 2024)	1 month LIBOR	16,758	16,450	14,730
U.S. Telepacific Corp. (8)	Provider of Communications and Managed Services	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.07%, Secured Debt (Maturity - May 2, 2023)	3 month LIBOR	12,500	12,314	9,750
Vida Capital, Inc. (8)	Alternative Asset Manager	LIBOR Plus 6.00% (Floor 0.00%), Current Coupon 7.78%, Secured Debt (Maturity - October 1, 2026)	3 month LIBOR	7,434	7,330	6,877
VIP Cinema Holdings, Inc. (8)	Supplier of Luxury Seating to the Cinema Industry	PRIME Plus 8.00% (Floor 1.00%), Current Coupon 9.91%, Secured Debt (Maturity - March 1, 2023) (18)	PRIME	8,750	8,724	—
		LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.00%, Secured Debt (Maturity - May 1, 2020)	1 month LIBOR	1,439	1,210	1,210
					9,934	1,210
Vistar Media, Inc. (11)	Operator of Digital Out-of-Home Advertising Platform	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity - April 3, 2023) (8)	3 month LIBOR	4,670	4,519	4,520
		Warrants (69,675 equivalent units, Expiration - April 3, 2029)	—	—	—	1,850
		Preferred Stock (70,207 shares)	—	—	767	1,830
					5,286	8,200
Volusion, LLC (10) (13)	Provider of Online Software-as-a-Service eCommerce Solutions	11.50% Secured Debt (Maturity - January 24, 2020) (19)	None	8,672	8,636	8,247
		8.00% Unsecured Debt (Maturity - November 16, 2023) (17)	None	175	175	124
		Preferred Member Units (2,090,001 units)	—	—	6,000	5,550
		Warrants (784,866.80 equivalent units, Expiration - January 26, 2025)	—	—	1,104	—
					15,915	13,921
Wireless Vision Holdings, LLC (8) (11)	Provider of Wireless Telecommunications Carrier Services	LIBOR Plus 9.86% (Floor 1.00%), Current Coupon 11.46% / 1.00% PIK, Current Coupon Plus PIK 12.46%, Secured Debt (Maturity - September 29, 2022) (23)	1 month LIBOR	7,036	6,920	6,016
		LIBOR Plus 9.91% (Floor 1.00%), Current Coupon 11.52% / 1.00% PIK, Current Coupon Plus PIK 12.52%, Secured Debt (Maturity - September 29, 2022) (23)	1 month LIBOR	6,116	5,949	5,229
					12,869	11,245
YS Garments, LLC (8)	Designer and Provider of Branded Activewear	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - August 9, 2024)	1 month LIBOR	7,219	7,162	6,533
Subtotal Non-Control/Non-Affiliate Investments (5) (79% of total portfolio investments at fair value)					$835,553	$705,726
Total Portfolio Investments					$1,001,412	$894,863
Short Term Investments (20)
Fidelity Institutional Money Market Funds (21)	—	Prime Money Market Portfolio, Class III Shares	—	—	$7,999	$7,999
US Bank Money Market Account (21)	—	—	—	—	5,229	5,229
Total Short Term Investments					$13,228	$13,228

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
(3) See Note 3 — Fair Value Hierarchy for Investments for summary geographic location of portfolio companies.
(4) Affiliate investments are generally defined by the Investment Company Act of 1940, as amended (the “1940 Act”), as investments in which between 5% and 25% of the voting securities are owned, or an investment in an investment company’s investment adviser, and the investments are not classified as Control investments. Fair value as of December 31, 2019 and March 31, 2020 along with transactions during the three months ended March 31, 2020 in these affiliated investments were as follows (in thousands):

		Three Months Ended March 31, 2020				Three Months Ended March 31, 2020
Portfolio Company	Fair Value at December 31, 2019	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss) ***	Fair Value at March 31, 2020	Net Realized Gain (Loss)	Interest Income	Fee Income	Dividend Income

Affiliate Investments
AFG Capital Group, LLC
Term loan	$209	$—	$(21)	$—	$188	$—	$5	$—	$—
Member units	1,295	—	—	(30)	1,265	—	—	—	—
Analytical Systems Keco, LLC
Term loan	1,266	2	(17)	—	1,251	—	44	—	—
Preferred member units	800	—	—	215	1,015	—	—	—	—
Warrants	79	—	—	56	135	—	—	—	—
Brewer Crane Holdings, LLC
Term loan	2,233	2	(31)	—	2,204	—	68	—	—
Preferred member units	1,070	—	—	—	1,070	—	—	—	5
Centre Technologies Holdings, LLC
Term loan	3,008	3	(39)	—	2,972	—	94	—	—
Preferred member units	1,460	—	—	—	1,460	—	—	7	—
Chamberlin HoldCo, LLC
Term loan	4,443	5	—	(5)	4,443	—	139	—	—
Member units	6,009	—	—	28	6,037	—	—	—	46
Member units	363	—	—	(133)	230	—	—	—	4
Charlotte Russe, Inc.
Common stock	—	—	—	—	—	—	—	—	—
Charps, LLC
Term loan	500	—	—	—	500	—	19	—	—
Preferred member units	1,730	—	—	160	1,890	—	—	—	6
Clad-Rex Steel, LLC
Term loan	2,696	3	—	21	2,720	—	77	—	—
Member units	2,408	—	—	(255)	2,153	—	—	—	18
Term loan (Clad-Rex Steel RE Investor, LLC)	282	—	(2)	—	280	—	7	—	—
Member units (Clad-Rex Steel RE Investor, LLC)	115	—	—	—	115	—	—	—	—
Cody Pools Holdings, LLC
Term loan	—	4,001	(84)	4	3,921	—	37	—	—
Preferred member units	—	2,079	—	—	2,079	—	—	—	—
Copper Trail Energy Fund I, LP
LP interests	1,643	—	(155)	(29)	1,459	—	—	8	—
Digital Products Holdings LLC
Term loan	4,611	5	(83)	(82)	4,451	—	149	—	—
Preferred member units	1,294	—	—	(700)	594	—	—	—	13
Direct Marketing Solutions, Inc.
Term loan	3,929	6	(59)	(6)	3,870	—	132	—	—
Preferred stock	5,051	—	—	(36)	5,015	—	—	—	—
Freeport Financial Funds
LP interests	9,696	989	—	(1,054)	9,631	—	—	—	255
Gamber-Johnson Holdings, LLC
Term loan	4,755	6	(195)	(6)	4,560	—	105	—	—
Member units	13,352	—	—	(41)	13,311	—	—	—	514
Guerdon Modular Holdings, Inc.
Term loan	—	30	(3,147)	3,117	—	(2,792)	30	—	—
Term loan	—	1	(253)	252	—	(252)	—	—	—
Gulf Publishing Holdings, LLC
Term loan	3,124	4	—	(38)	3,090	—	103	—	—
Revolving line of credit	70	—	(10)	—	60	—	2	—	—
Member units	605	—	—	(605)	—	—	—	—	—
Harris Preston Fund Investments
LP interests (HPEP 3, LP)	2,474	345	—	—	2,819	—	—	—	—
Hawk Ridge Systems, LLC
Term loan	3,350	4	—	(4)	3,350	—	100	—	—
Revolving line of credit	148	1	—	—	149	—	—	—	—
Preferred member units	1,975	—	—	(145)	1,830	—	—	—	—
Preferred member units (HRS Services, ULC)	105	—	—	(7)	98	—	—	—	—
J&J Services, Inc.
Term Loan	$4,315	$4	$—	$—	$4,319	$—	$132	$—	$—
Preferred stock	1,790	—	—	—	1,790	—	—	—	—
Kickhaefer Manufacturer Company, LLC
Term loan	6,146	151	(100)	(5)	6,192	—	191	—	—
Term loan	977	8	(2)	—	983	—	32	—	—
Member units	290	—	—	—	290	—	—	—	—
Member units (KMC RE Investor, LLC)	3,060	—	—	(199)	2,861	—	—	—	5
Market Force Information, Inc.
Term loan	5,625	94	—	(1,295)	4,424	—	182	—	—
Revolving line of credit	674	—	—	(94)	580	—	15	—	—
Member units	1,319	—	—	(1,319)	—	—	—	—	—
M.H. Corbin Holding LLC
Term loan	2,213	12	(20)	(20)	2,185	—	75	—	—
Preferred member units	1,192	—	—	(100)	1,092	—	—	—	—
Common units	5	—	—	(5)	—	—	—	—	—
Mystic Logistics Holdings, LLC
Term loan	1,561	251	(75)	(1)	1,736	—	55	—	—
Common stock	2,103	—	—	444	2,547	—	—	—	—
NexRev, LLC
Term loan	4,331	5	(55)	(392)	3,889	—	125	—	—
Preferred member units	1,577	—	—	(1,577)	—	—	—	—	(24)
NuStep, LLC
Term loan	4,901	7	(40)	—	4,868	—	156	—	—
Preferred member units	2,550	—	—	—	2,550	—	—	—	—
SI East, LLC
Term loan	10,988	8	—	(8)	10,988	—	274	—	—
Preferred member units	2,734	—	—	150	2,884	—	—	—	119
Tedder Acquisition, LLC
Term loan	4,066	5	—	—	4,071	—	130	—	—
Revolving line of credit	158	—	—	—	158	—	5	—	—
Preferred member units	2,034	—	—	—	2,034	—	—	—	—
Trantech Radiator Topco, LLC
Term loan	2,237	5	(80)	(1)	2,161	—	74	—	—
Common stock	1,164	—	—	491	1,655	—	—	—	7
Total Affiliate Investments	$154,158	$8,036	$(4,468)	$(3,254)	$154,472	$(3,044)	$2,557	$15	$968
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
(6) Control investments are generally defined by the 1940 Act as investments in which more than 25% of the voting securities are owned or where the ability to nominate greater than 50% of the board representation is maintained. Fair value as of December 31, 2019 and March 31, 2020 along with transactions during the three months ended March 31, 2020 in these Control investments were as follows (in thousands):

		Three Months Ended March 31, 2020				Three Months Ended March 31, 2020
Portfolio Company	Fair Value at December 31, 2019	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at March 31, 2020	Net Realized Gain (Loss)	Interest Income	Fee Income	Dividend Income
Control Investments
CTMH, LP
LP interests	$872	$—	$—	$—	$872	$—	$—	$—	$80
GRT Rubber Technologies, LLC
Term loan	7,396	868	—	(2)	8,262	—	180	—	—
Member units	23,372	—	(1)	(996)	22,375	—	—	20	311
Harris Preston Fund Investments
LP interests (2717 HM, LP)	3,156	—	—	—	3,156
Total Control Investments	$34,796	$868	$(1)	$(998)	$34,665	$—	$180	$20	$391
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
(9) The investment is not a qualifying asset in an eligible portfolio company under Section 55(a) of the 1940 Act. A business development company (“BDC”) may not acquire any asset other than qualifying assets in eligible portfolio companies unless, at the time the acquisition is made, qualifying assets represent at least 70% of the BDC’s total assets. As of March 31, 2020, approximately 10.7% of the Company’s total assets were considered non-qualifying.
(10) Investment is classified as a LMM (as defined in the notes to the financial statements) portfolio investment.
(11) Investment is classified as a Private Loan (as defined in the notes to the financial statements) portfolio investment.
(12) Investment or portion of investment is under contract to purchase and met trade date accounting criteria as of March 31, 2020. Settlement occurred or is scheduled to occur after March 31, 2020.
(13) Investment serviced by Main Street Capital Corporation (“Main Street”) pursuant to servicing arrangements with the Company.
(14) Second lien secured debt investment.
(15) Investment is classified as an Other Portfolio (as defined in the notes to the financial statements) investment.
(16) Income producing through dividends or distributions.
(17) Unsecured debt investment.
(18) Investment is on non-accrual status as of March 31, 2020.
(19) Maturity date is under on-going renegotiations with the portfolio company and other lenders, if applicable.
(20) Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less.
(21) Effective yield as of March 31, 2020 was approximately 0.01% at US Bank Money Market Account and 2.11% at Fidelity Institutional Money Market Funds.
(22) The 1, 2, 3, and 6-month London Interbank Offered Rate (“LIBOR”) were 0.99%, 1.26%, 1.45% and 1.18%, respectively, as of March 31, 2020. The actual LIBOR for each loan listed may not be the applicable LIBOR as of March 31, 2020, as the loan may have been priced or repriced based on a LIBOR prior to March 31, 2020. The prime rate was 3.25% as of March 31, 2020.
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

HMS Income Fund, Inc. Condensed Consolidated Schedule of Investments
As of December 31, 2019
(dollars in thousands)
Portfolio Company (1) (3)	Business Description	Type of Investment (2) (3)	Index Rate (22)	Principal (7)	Cost (7)	Fair Value (26)

Control Investments (6)
CTMH, LP (9) (15)	Investment Partnership	LP Interests (CTMH, LP) (Fully diluted 38.80%)	—	$—	$872	$872
GRT Rubber Technologies, LLC (10) (13)	Manufacturer of Engineered Rubber Products	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.71%, Secured Debt (Maturity - December 31, 2023) (8)	1 month LIBOR	7,396	7,375	7,396
		Member Units (2,896 units) (16)	—	—	6,435	23,372
					13,810	30,768
Harris Preston Fund Investments (9) (15)	Investment Partnership	LP Interests (2717 MH, LP) (Fully diluted 49.30%)	—	—	2,735	3,156

Subtotal Control Investments (6) (3% of total investments at fair value)					$17,417	$34,796
Affiliate Investments (4)
AFG Capital Group, LLC (10) (13)	Provider of Rent-to-Own Financing Solutions and Services	10.00% Secured Debt (Maturity - May 25, 2022) (14)	None	$209	$209	$209
		Member Units (46 units) (16)	—	—	300	1,295
					509	1,504
Analytical Systems Keco, LLC (10) (13)	Manufacturer of Liquid and Gas Analyzers	LIBOR Plus 10.00% (Floor 2.00%), Current Coupon 12.13%, Secured Debt (Maturity - August 16, 2024) (8)	1 month LIBOR	1,391	1,260	1,266
		Preferred Member Units (800 units)	—	—	800	800
		Warrants (105 equivalent shares; Expiration - August 16, 2029)	—	—	79	79
					2,139	2,145
Brewer Crane Holdings, LLC (10) (13)	Provider of Crane Rental and Operating Services	LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 11.71%, Secured Debt (Maturity - January 9, 2023) (8)	1 month LIBOR	2,263	2,233	2,233
		Preferred Member Units (737 units) (16)	—	—	1,070	1,070
					3,303	3,303
Centre Technologies Holdings, LLC (10) (13)	Provider of IT Hardware Services and Software Solutions	LIBOR Plus 9.00% (Floor 2.00%), Current Coupon 10.75%, Secured Debt (Maturity - January 4, 2024) (8)	1 month LIBOR	3,060	3,003	3,008
		Preferred Member Units (3,174 units)	—	—	1,460	1,460
					4,463	4,468
Chamberlin Holding, LLC (10) (13)	Roofing and Waterproofing Specialty Subcontractor	LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 12.00%, Secured Debt (Maturity - February 23, 2023) (8)	1 month LIBOR	4,443	4,353	4,443
		Member Units (1,087 units) (16)	—	—	2,860	6,009
		Member Units (Langfield RE, LLC) (1 unit)	—	—	262	363
					7,475	10,815
Charlotte Russe, Inc.	Fast-Fashion Retailer to Young Women	Common Stock (14,973 shares)	None	—	2,470	—
Charps, LLC (10) (13)	Pipeline Maintenance and Construction	15.00% Secured Debt (Maturity - June 5, 2022) (14)	None	500	500	500
		Preferred Member Units (400 units) (16)	—	—	100	1,730
					600	2,230
Clad-Rex Steel, LLC (10) (13)	Specialty Manufacturer of Vinyl-Clad Metal	LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.71%, Secured Debt (Maturity - December 20, 2021) (8)	1 month LIBOR	2,720	2,694	2,696
		Member Units (179 units) (16)	—	—	1,820	2,408
		10.00% Secured Debt (Clad-Rex Steel RE Investor, LLC) (Maturity - December 19, 2036)	None	284	282	282
		Member Units (Clad-Rex Steel RE Investor, LLC) (200 units)	—	—	53	115
					4,849	5,501
Copper Trail Fund Investments (9) (15)	Investment Partnership	LP Interests (Copper Trail Energy Fund I, LP) (Fully Diluted 12.40%) (16)	—	—	1,389	1,643
Digital Products Holdings LLC (10) (13)	Designer and Distributor of Consumer Electronics	LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 11.75%, Secured Debt (Maturity - March 31, 2023) (8)	1 month LIBOR	$4,905	$4,832	$4,611
		Preferred Member Units (863 units) (16)	—	—	2,375	1,294
					7,207	5,905
Direct Marketing Solutions, Inc. (10) (13)	Provider of Omni-Channel Direct Marketing Services	LIBOR Plus 11.00% (Floor 1.00%), Current Coupon 12.75%, Secured Debt (Maturity - February 13, 2023) (8)	1 month LIBOR	3,929	3,851	3,929
		Preferred Stock (2,100 shares)	—	—	2,100	5,051
					5,951	8,980
Freeport Financial Funds (9) (15)	Investment Partnership	LP Interests (Freeport First Lien Loan Fund III, LP) (Fully diluted 6.00%) (16)	—	—	9,956	9,696
Gamber-Johnson Holdings, LLC (10) (13)	Manufacturer of Ruggedized Computer Mounting Systems	LIBOR Plus 7.50% (Floor 2.00%), Current Coupon 8.50%, Secured Debt (Maturity - June 24, 2021) (8)	1 month LIBOR	4,755	4,704	4,755
		Member Units (2,155 units) (16)	—	—	3,711	13,352
					8,415	18,107
Guerdon Modular Holdings, Inc. (10) (13)	Multi-Family and Commercial Modular Construction Company	16.00% Secured Debt (Maturity - October 1, 2019) (18)	None	3,147	3,116	—
		LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 10.60%, Secured Debt (Maturity - October 1, 2019) (8) (18)	3 month LIBOR	253	252	—
		Common Stock (53,008 shares)	—	—	746	—
		Class B Preferred Stock (101,250 shares)	—	—	285	—
					4,399	—
Gulf Publishing Holdings, LLC (10) (13)	Energy Industry Focused Media and Publishing	12.50% Secured Debt (Maturity - April 29, 2021)	None	3,134	3,112	3,124
		LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 11.21%, Secured Debt (Maturity - September 30, 2020) (8)	1 month LIBOR	70	70	70
		Member Units (920 units)	—	—	920	605
					4,102	3,799
Harris Preston Fund Investments (9) (15)	Investment Partnership	LP Interests (HPEP 3, LP) (Fully diluted 8.20%)	—	—	2,474	2,474
Hawk Ridge Systems, LLC (9) (10) (13)	Value-Added Reseller of Engineering Design and Manufacturing Solutions	11.00% Secured Debt (Maturity - December 2, 2021)	None	3,350	3,318	3,350
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.71%, Secured Debt (Maturity - December 2, 2021) (8)	1 month LIBOR	150	148	148
		Preferred Member Units (56 units) (16)	—	—	713	1,975
		Preferred Member Units (HRS Services, ULC) (56 units)	—	—	38	105
					4,217	5,578
J & J Services, Inc. (10) (13)	Provider of Dumpster Rental and Related Services	11.50% Secured Debt (Maturity - October 31, 2024)	None	4,400	4,315	4,315
		Preferred Member Units (704 units)	—	—	1,790	1,790
					6,105	6,105
Kickhaefer Manufacturing Company, LLC (10) (13)	Precision Metal Parts Manufacturing	11.50% Secured Debt (Maturity - October 31, 2023)	None	6,300	6,141	6,146
		9.00% Secured Debt (Maturity - October 31, 2048)	None	995	977	977
		Preferred Member Units (145 units)	—	—	3,060	3,060
		Member Units (KMC RE Investor, LLC) (200 units) (16)	—	—	248	290
					10,426	10,473

Market Force Information, Inc. (10) (13)	Provider of Customer Experience Management Services	6.00% Current / 6.00% PIK Secured Debt (Maturity - July 28, 2022)	3 month LIBOR	$5,792	$5,732	$5,625
		8.00% Secured Debt (Maturity - July 28, 2022)	None	697	697	674
		Member Units (170,000 units)	—	—	4,160	1,319
					10,589	7,618
M.H. Corbin Holding LLC (10) (13)	Manufacturer and Distributor of Traffic Safety Products	5.00% Current / 5.00% PIK Secured Debt (Maturity - March 31, 2022)	None	2,213	2,191	2,213
		Preferred Member Units (16,500 units)	—	—	1,100	1,192
		Common Units (1,000 units)	—	—	1,500	5
					4,791	3,410
Mystic Logistics Holdings, LLC (10) (13)	Logistics and Distribution Services Provider for Large Volume Mailers	12.00% Secured Debt (Maturity - August 15, 2019) (19)	None	1,563	1,561	1,561
		Common Stock (1,468 shares) (16)	—	—	680	2,103
					2,241	3,664
NexRev, LLC (10) (13)	Provider of Energy Efficiency Products & Services	11.00% Secured Debt (Maturity - February 28, 2023)	None	4,397	4,331	4,331
		Preferred Member Units (21,600,000 units) (16)	—	—	1,720	1,577
					6,051	5,908
NuStep, LLC (10) (13)	Designer, Manufacturer and Distributor of Fitness Equipment	12.00% Secured Debt (Maturity - January 31, 2022)	None	4,949	4,901	4,901
		Preferred Member Units (102 units)	—	—	2,550	2,550
					7,451	7,451
SI East, LLC (10) (13)	Rigid Industrial Packaging Manufacturing	9.50% Secured Debt (Maturity - August 31, 2023)	None	10,988	10,849	10,988
		Preferred Member Units (52 units) (16)	—	—	2,000	2,734
					12,849	13,722
Tedder Acquisition, LLC (10) (13)	Manufacturer of Firearm Holsters and Accessories	12.00% Secured Debt (Maturity - August 31, 2023)	None	4,100	4,003	4,066
		12.00% Secured Debt (Maturity - August 31, 2020)	None	160	158	158
		Preferred Member Units (110 units)	—	—	2,034	2,034
					6,195	6,258
Trantech Radiator Topco, LLC (10) (13)	Transformer Cooling Products and Services	12.00% Secured Debt (Maturity - May 31, 2024)	None	2,300	2,226	2,237
		Common Stock (154 shares) (16)	—	—	1,164	1,164
					3,390	3,401

Subtotal Affiliate Investments (4) (15% of total investments at fair value)					$144,006	$154,158

Non-Control/Non-Affiliate Investments (5)
AAC Holdings Inc. (8)	Substance Abuse Treatment Service Provider	LIBOR Plus 11.75% (Floor 1.00%), Current Coupon 16.75%, Secured Debt (Maturity - June 30, 2023) (18)	3 month LIBOR	$14,449	$14,078	$9,392
		LIBOR Plus 11.00% (Floor 1.00%), Current Coupon 13.03%, Secured Debt (Maturity - April 15, 2020)	3 month LIBOR	2,227	2,069	2,172
					16,147	11,564
Adams Publishing Group, LLC (8) (11)	Local Newspaper Operator	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 9.44%, Secured Debt (Maturity - July 3, 2023)	3 month LIBOR	6,158	6,064	6,158
		LIBOR Plus 7.50% (Floor 1.50%), Current Coupon 9.45%, Secured Debt (Maturity - July 3, 2023)	3 month LIBOR	197	184	197
		PRIME Plus 4.00% (Floor 1.50%), Current Coupon 8.75%, Secured Debt (Maturity - July 3, 2023)	PRIME	5,000	4,930	5,000
					11,178	11,355
ADS Tactical, Inc. (8) (11)	Value-Added Logistics and Supply Chain Solutions Provider to the Defense Industry	LIBOR Plus 6.25% (Floor 0.75%), Current Coupon 8.10%, Secured Debt (Maturity - July 26, 2023)	2 month LIBOR	$15,827	$15,817	$15,827
Aethon United BR, LP (8) (11)	Oil & Gas Exploration & Production	LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 8.46%, Secured Debt (Maturity - September 8, 2023) (14)	1 month LIBOR	7,000	6,918	6,846
Allen Media, LLC (8)	Operator of Cable Television Networks	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.44%, Secured Debt (Maturity - August 30, 2023)	3 month LIBOR	16,270	15,895	15,863
American Nuts, LLC (8) (11)	Roaster, Mixer and Packager of Bulk Nuts and Seeds	LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 11.60%, Secured Debt (Maturity - April 10, 2023)	3 month LIBOR	12,241	11,950	12,241
American Teleconferencing Services, Ltd. (8)	Provider of Audio Conferencing and Video Collaboration Solutions	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.32%, Secured Debt (Maturity - June 8, 2023)	3 month LIBOR	14,150	13,715	8,511
American Trailer Rental Group LLC (10) (13)	Provider of Short Term Trailer and Container Rental	LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 9.34%, Secured Debt (Maturity - June 7, 2022) (8)	1 month LIBOR	6,772	6,659	6,772
		Member Units (Milton Meisler Holdings, LLC) (12,139 units)	—	—	1,214	2,135
					7,873	8,907
APTIM Corp	Engineering, Construction and Procurement	7.75% Secured Debt (Maturity - June 15, 2025)	None	6,952	6,255	4,171
Arcus Hunting, LLC (8) (11)	Manufacturer of Bowhunting and Archery Products and Accessories	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 9.10%, Secured Debt (Maturity - January 13, 2020)	1 month LIBOR	6,928	6,932	6,928
ASC Ortho Management Company, LLC (11)	Provider of Orthopedic Services	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 9.60%, Secured Debt (Maturity - August 31, 2023) (8)	3 month LIBOR	4,543	4,466	4,502
		13.25% PIK Secured Debt (Maturity - December 1, 2023) (14)	None	1,793	1,754	1,793
					6,220	6,295
ATI Investment Sub, Inc. (8)	Manufacturer of Solar Tracking Systems	LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 9.06%, Secured Debt (Maturity - June 22, 2021)	1 month LIBOR	2,885	2,842	2,853
ATX Networks Corp. (8) (9)	Provider of Radio Frequency Management Equipment	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.94%, Current Coupon plus PIK 8.94%, Secured Debt (Maturity - June 11, 2021)	3 month LIBOR	13,638	13,520	12,786
BarFly Ventures, LLC (11)	Casual Restaurant Group	12.00% Secured Debt (Maturity - August 31, 2020)	None	3,395	3,378	2,580
		Warrants (.410 equivalent units, Expiration - August 31, 2025)	—	—	158	—
		Options (.99 equivalent units)	—	—	202	—
					3,738	2,580
BBB Tank Services, LLC (10) (13)	Maintenance, Repair and Construction Services to the Above-Ground Storage Tank Market	LIBOR Plus 11.00% (Floor 1.00%), Current Coupon 12.71%, Secured Debt (Maturity - April 8, 2021) (8)	1 month LIBOR	1,200	1,197	1,177
		Preferred Stock (non-voting) (28,280 units) (16)	—	—	33	33
		Member Units (200,000 units)	—	—	200	73
					1,430	1,283
Berry Aviation, Inc. (11)	Charter Airline Services	10.50% Current / 1.50% PIK, Secured Debt (Maturity - January 6, 2024) (14)	None	4,548	4,494	4,548
		Preferred Member Units (Berry Acquisition, LLC) (1,548,387 units, 8.00% cumulative) (16)	—	—	1,548	776
		Preferred Member Units (Berry Acquisition, LLC) (122,416 units, 16.00% cumulative) (16)	—	—	122	125
					6,164	5,449
BigName Commerce, LLC (8) (11)	Provider of Envelopes and Complimentary Stationery Products	LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 9.35%, Secured Debt (Maturity - May 11, 2022)	3 month LIBOR	2,232	2,218	2,232
Binswanger Enterprises, LLC (11)	Glass Repair and Installation Service Provider	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 10.41%, Secured Debt (Maturity - March 9, 2022) (8)	3 month LIBOR	$13,635	$13,345	$13,635
		Member Units (1,050,000 units)	—	—	1,050	950
					14,395	14,585
Bluestem Brands, Inc. (8)	Multi-Channel Retailer of General Merchandise	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 9.30%, Secured Debt (Maturity - November 6, 2020)	3 month LIBOR	11,391	11,339	8,550
Boccella Precast Products, LLC (10) (13)	Manufacturer of Precast Hollow Core Concrete	LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 14.10%, Secured Debt (Maturity - June 30, 2022) (8)	3 month LIBOR	3,311	3,262	3,311
		Member Units (540,000 units) (16)	—	—	564	1,567
					3,826	4,878
Brightwood Capital Fund Investments (9) (15)	Investment Partnership	LP Interests (Brightwood Capital Fund III, LP) (Fully diluted 1.60%) (16)	—	—	3,815	3,018
		LP Interests (Brightwood Capital Fund IV, LP) (Fully diluted 0.80%) (16)	—	—	9,037	9,009
					12,852	12,027
Buca C, LLC (10) (13)	Casual Restaurant Group	LIBOR Plus 9.25% (Floor 1.00%), Current Coupon 10.94%, Secured Debt (Maturity - June 30, 2020) (8)	1 month LIBOR	12,669	12,639	12,530
		Preferred Member Units (4 units, 6.00% cumulative) (16)	—	—	3,040	3,135
					15,679	15,665
Cadence Aerospace, LLC (8) (11)	Aerospace Manufacturing	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.43%, Secured Debt (Maturity - November 14, 2023)	3 month LIBOR	19,272	19,135	19,273
CAI Software, LLC (10) (13)	Provider of Specialized Enterprise Resource Planning Software	11.00% Secured Debt (Maturity - December 7, 2023)	None	2,290	2,299	2,290
		Member Units (16,742 units) (16)	—	—	188	1,303
					2,487	3,593
Cenveo Corporation	Provider of Digital Marketing Agency Services	LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 11.21%, Secured Debt (Maturity - June 7, 2023) (8)	3 month LIBOR	4,449	4,177	4,449
		Common Stock (138,889 shares)	—	—	4,163	2,292
					8,340	6,741
Chisholm Energy Holdings, LLC (8) (11)	Oil and Gas Exploration and Production	LIBOR Plus 6.25% (Floor 1.50%), Current Coupon 8.16%, Secured Debt (Maturity - May 15, 2026) (14)	3 month LIBOR	3,571	3,477	3,489
Clarius BIGS, LLC (11)	Prints & Advertising Film Financing	15.00% PIK Secured Debt (Maturity - January 5, 2015) (18)	None	2,100	1,842	29
		20.00% PIK Secured Debt (Maturity - January 5, 2015) (18)	None	763	670	11
					2,512	40
Clickbooth.com, LLC (8) (11)	Provider of Digital Advertising Performance Marketing Solutions	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 10.59%, Secured Debt (Maturity - December 5, 2022)	3 month LIBOR	2,663	2,625	2,663
Construction Supply Investments, LLC (11)	Distribution Platform of Specialty Construction Materials to Professional Concrete and Masonry Contractors	Member units (42,207 units)	—	—	4,866	7,669
CTVSH, PLLC (8) (11) (13)	Emergency Care and Specialty Service Animal Hospital	LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.91%, Secured Debt (Maturity - August 3, 2022)	1 month LIBOR	2,525	2,494	2,525
Datacom, LLC (10) (13)	Technology and Telecommunications Provider	5.25% Current / 5.25% PIK, Current Coupon 10.50% Secured Debt (Maturity - May 31, 2021) (18)	None	1,376	1,315	1,116
		8.00% Secured Debt (Maturity - May 31, 2021) (18)	None	200	200	179
		Class A Preferred Member Units (1,530 units)	—	—	144	—
		Class B Preferred Member Units (717 units)	—	—	670	—
					2,329	1,295
Digital River, Inc. (8)	Provider of Outsourced e-Commerce Solutions and Services	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.90%, Secured Debt (Maturity - February 12, 2021)	3 month LIBOR	$9,759	$9,725	$9,734
DTE Enterprises, LLC (11)	Industrial Powertrain Repair and Services	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 9.24%, Secured Debt (Maturity - April 13, 2023) (8)	1 month LIBOR	10,992	10,831	10,992
		Class AA Preferred Member Units (non-voting) (16)	—	—	838	859
		Class A Preferred Member Units (776,316 units) (16)	—	—	776	1,490
					12,445	13,341
Dynamic Communities, LLC (8) (11)	Developer of Business Events and Online Community Groups	LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.71%, Secured Debt (Maturity - July 17, 2023)	3 month LIBOR	5,425	5,341	5,425
Epic Y-Grade Services, LP (8)	NGL Transportation & Storage	LIBOR Plus 6.00% (Floor 0.00%), Current Coupon 8.04%, Secured Debt (Maturity - June 13, 2024)	3 month LIBOR	10,275	10,115	10,050
Evergreen Skills Lux S.á r.l. (d/b/a Skillsoft) (8) (9)	Technology-Based Performance Support Solutions	LIBOR Plus 8.25% (Floor 1.00%), Current Coupon 10.45%, Secured Debt (Maturity - April 28, 2022) (14)	6 month LIBOR	10,901	10,669	3,060
Felix Investments Holdings II, LLC (8) (11)	Oil and Gas Exploration and Production	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.40%, Secured Debt (Maturity - August 9, 2022)	1 month LIBOR	5,000	4,937	5,000
Flavors Holdings, Inc. (8)	Global Provider of Flavoring and Sweetening Products and Solutions	LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 7.69%, Secured Debt (Maturity - April 3, 2020)	3 month LIBOR	10,719	10,667	10,076
GoWireless Holdings, Inc. (8)	Provider of Wireless Telecommunications Carrier Services	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.30%, Secured Debt (Maturity - December 22, 2024)	3 month LIBOR	14,910	14,803	14,377
HDC/HW Intermediate Holdings, LLC (8) (11)	Managed Services and Hosting Provider	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 9.45%, Secured Debt (Maturity - December 21, 2023)	3 month LIBOR	1,961	1,928	1,958
Hoover Group, Inc. (8) (9) (11)	Provider of Storage Tanks and Related Products to the Energy and Petrochemical Markets	LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 9.16%, Secured Debt (Maturity - January 28, 2021)	3 month LIBOR	22,045	21,529	20,391
Hunter Defense Technologies, Inc. (8) (11)	Provider of Military and Commercial Shelters and Systems	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.94%, Secured Debt (Maturity - March 29, 2023)	3 month LIBOR	15,944	15,676	15,944
HW Temps, LLC (10) (13)	Temporary Staffing Solutions	8.00% Secured Debt (Maturity - March 29, 2023)	None	2,545	2,498	2,230
Hydrofarm Holdings, LLC (8) (11)	Wholesaler of Horticultural Products	LIBOR Plus 10.00%, Current Coupon 3.54% / 8.26% PIK, Current Coupon Plus PIK 11.80%, Secured Debt (Maturity - May 12, 2022)	1 month LIBOR	7,658	7,573	6,410
Hyperion Materials & Technologies, Inc. (8)	Manufacturer of Cutting and Machine Tools and Specialty Polishing Compounds	LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 7.30%, Secured Debt (Maturity - August 28, 2026)	1 month LIBOR	7,500	7,355	7,425
iEnergizer Limited (8) (9) (11)	Provider of Business Outsourcing Solutions	LIBOR Plus 6.00% (Floor 1.25%), Current Coupon 7.79%, Secured Debt (Maturity - April 17, 2024)	1 month LIBOR	12,963	12,848	12,963
Implus Footcare, LLC (8) (11)	Provider of Footwear and Related Accessories	LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 8.19%, Secured Debt (Maturity - April 30, 2024)	3 month LIBOR	16,977	16,644	16,655
Independent Pet Partners Intermediate Holdings, LLC (11)	Omnichannel Retailer of Specialty Pet Products	LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.89%, Secured Debt (Maturity - November 19, 2023) (8)	3 month LIBOR	14,376	14,120	14,376
		Member Units (1,191,667 units)	—	—	1,192	964
					15,312	15,340

Industrial Services Acquisitions, LLC (11)	Industrial Cleaning Services	6.00% Current / 7.00% PIK, Current Coupon 13.00%, Unsecured Debt (Maturity - December 17, 2022) (17)	None	$12,014	$11,990	$12,014
		Member Units (Industrial Services Investments, LLC) (336 units; 10.00% cumulative)	—	—	202	202
		Preferred Member Units (Industrial Services Investments, LLC) (187 units; 20.00% cumulative)	—	—	124	124
		Member Units (Industrial Services Investments, LLC) (2,100 units)	—	—	2,100	1,191
					14,416	13,531
Interface Security Systems, L.L.C. (8) (11)	Commercial Security and Alarm Services	LIBOR Plus 7.00% (Floor 1.75%), Current Coupon 8.80%, Secured Debt (Maturity - August 7, 2023)	1 month LIBOR	7,500	7,363	7,363
Intermedia Holdings, Inc. (8)	Unified Communications as a Service	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.80%, Secured Debt (Maturity - July 19, 2025)	1 month LIBOR	3,516	3,487	3,525
Invincible Boat Company, LLC (8) (11)	Manufacturer of Sport Fishing Boats	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.45%, Secured Debt (Maturity - August 28, 2025)	3 month LIBOR	9,873	9,773	9,773
Isagenix International, LLC (8)	Direct Marketer of Health and Wellness Products	LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 7.70%, Secured Debt (Maturity - June 14, 2025)	3 month LIBOR	5,943	5,893	4,273
JAB Wireless, Inc. (8) (11)	Fixed Wireless Broadband Provider	LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.74%, Secured Debt (Maturity - May 2, 2023)	3 month LIBOR	14,775	14,668	14,775
Jackmont Hospitality, Inc. (8) (11)	Franchisee of Casual Dining Restaurants	LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 8.45%, Secured Debt (Maturity - May 26, 2021)	1 month LIBOR	8,119	8,111	8,119
Joerns Healthcare, LLC (8)	Manufacturer and Distributor of Health Care Equipment & Supplies	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.91%, Secured Debt (Maturity - August 21, 2024)	3 month LIBOR	3,335	3,276	3,276
		Common Stock (472,579 shares)	—	—	3,678	3,678
					6,954	6,954
Kemp Technologies, Inc. (8) (11)	Provider of Application Delivery Controllers	LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 8.17%, Secured Debt (Maturity - March 29, 2024)	1 month LIBOR	7,463	7,326	7,463
Knight Energy Services LLC (11)	Oil and Gas Equipment & Services	8.50% PIK Secured Debt (Maturity - February 9, 2024)	None	828	828	828
		Class A-2 Shares (25,692 units)	—	—	1,843	1,843
					2,671	2,671
Kore Wireless Group, Inc. (8)	Mission Critical Software Platform	LIBOR Plus 5.50% (Floor 1.00%) PIK, 7.44%, Secured Debt (Maturity - December 20, 2024)	3 month LIBOR	6,061	6,036	6,023
Larchmont Resources, LLC (9)	Oil & Gas Exploration & Production	LIBOR Plus 7.00% (Floor 1.00%) PIK, 8.89% PIK, Secured Debt (Maturity - August 7, 2020) (8)	3 month LIBOR	3,614	3,638	3,352
		Member units (Larchmont Intermediate Holdco, LLC) (4,806 units)	—	—	601	1,201
					4,239	4,553
Laredo Energy VI, LP (8) (11)	Oil & Gas Exploration & Production	LIBOR Plus 9.63% (Floor 2.00%), Current Coupon 5.38% / 6.26% PIK, Current Coupon PIK 11.64%, Secured Debt (Maturity - November 19, 2021)	3 month LIBOR	11,228	11,093	10,554
Lightbox Holdings, L.P. (8)	Provider of Commercial Real Estate Software	LIBOR Plus 5.00% (Floor 0.00%), Current Coupon 6.74%, Secured Debt (Maturity - May 9, 2026)	1 month LIBOR	4,975	4,904	4,913
LL Management, Inc. (8) (11)	Medical Transportation Service Provider	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.56%, Secured Debt (Maturity - September 25, 2023)	3 month LIBOR	13,719	13,590	13,719
Logix Acquisition Company, LLC (8) (11)	Competitive Local Exchange Carrier	LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 7.55%, Secured Debt (Maturity - December 22, 2024) (23)	1 month LIBOR	12,756	12,682	12,628
LSF9 Atlantis Holdings, LLC (8)	Provider of Wireless Telecommunications Carrier Services	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.74%, Secured Debt (Maturity - May 1, 2023)	1 month LIBOR	13,124	13,059	12,157
Lulu’s Fashion Lounge, LLC (8) (11)	Fast Fashion E-Commerce Retailer	LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.80%, Secured Debt (Maturity - August 28, 2022)	1 month LIBOR	$5,668	$5,533	$5,554
Lynx FBO Operating LLC (11)	Fixed Based Operator in the General Aviation Industry	LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 7.86%, Secured Debt (Maturity - September 30, 2024) (8)	3 month LIBOR	13,750	13,451	13,487
		Member Units (3,704 units)	—	—	500	500
					13,951	13,987
Mac Lean-Fogg Company (11)	Manufacturer and Supplier for Auto and Power Markets	LIBOR Plus 5.00% (Floor 0.00%), Current Coupon 6.80%, Secured Debt (Maturity - December 22, 2028) (8)	1 month LIBOR	7,135	7,083	7,135
		Preferred Stock (650 shares; 4.50% Cash / 9.25% PIK, cumulative) (16)	—	—	771	771
					7,854	7,906
Mariner CLO 7, Ltd. (9) (15)	Structured Finance	Subordinated Structured Notes (estimated yield of 8.30% due April 30, 2032)	—	25,935	22,810	19,028
Mills Fleet Farm Group LLC (8) (11)	Omnichannel Retailer of Work, Farm and Lifestyle Merchandise	LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 8.29% / 0.75% PIK, Current Coupon Plus PIK 9.04%, Secured Debt (Maturity - October 24, 2024)	3 month LIBOR	14,883	14,556	14,184
NinjaTrader, LLC (8) (11)	Operator of Futures Trading Platform	LIBOR Plus 6.00% (Floor 1.50%), Current Coupon 9.04%, Secured Debt (Maturity - December 18, 2024)	1 month LIBOR	9,675	9,490	9,490
NNE Partners, LLC (8) (11)	Oil & Gas Exploration & Production	LIBOR Plus 8.00%, (Floor 0.00%), Current Coupon 9.91%, Secured Debt (Maturity - March 2, 2022)	3 month LIBOR	20,417	20,320	20,172
North American Lifting Holdings, Inc. (8)	Crane Service Provider	LIBOR Plus 4.50% (Floor 1.00%), Current Coupon 6.44%, Secured Debt (Maturity - November 27, 2020)	3 month LIBOR	6,179	5,959	5,228
Novetta Solutions, LLC (8)	Provider of Advanced Analytics Solutions for Defense Agencies	LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.80%, Secured Debt (Maturity - October 17, 2022)	1 month LIBOR	14,823	14,573	14,604
NTM Acquisition Corp. (8)	Provider of B2B Travel Information Content	LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 8.05%, Secured Debt (Maturity - June 7, 2022)	1 month LIBOR	4,518	4,490	4,518
Pasha Group (8)	Diversified Logistics and Transportation Provided	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 9.35%, Secured Debt (Maturity - January 26, 2023)	2 month LIBOR	8,984	8,781	9,074
Permian Holdco 2, Inc.	Storage Tank Manufacturer	14.00% PIK Unsecured Debt (Maturity - October 15, 2021) (17)	None	1,138	1,138	851
		18.00% PIK Unsecured Debt (Maturity - June 30, 2022) (17)	None	794	794	794
		Series A Preferred Shares (Permian Holdco 1, Inc.) (386,255 shares)	—	—	1,997	250
		Common Shares (Permian Holdco 1, Inc.) (386,255 shares)	—	—	—	—
					3,929	1,895
PricewaterhouseCoopers Public Sector LLP (8)	Provider of Consulting Services to Governments	LIBOR Plus 8.00% (Floor 0.00%), Current Coupon 9.80%, Secured Debt (Maturity - May 1, 2026) (14)	1 month LIBOR	14,100	14,057	13,889
RM Bidder, LLC (11)	Scripted and Unscripted TV and Digital Programming Provider	Common Stock (1,854 shares)	—	—	31	12
		Series A Warrants (124,915 equivalent units, Expiration - October 20, 2025)	—	—	284	—
		Series B Warrants (93,686 equivalent units, Expiration - October 20, 2025)	—	—	—	—
					315	12
Salient Partners, LP (8) (11)	Provider of Asset Management Services	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.80%, Secured Debt (Maturity - June 9, 2021)	1 month LIBOR	6,450	6,511	6,450

Slick Software Holdings LLC (10) (13)	Text Messaging Marketing Platform	14.00% Secured Debt (Maturity - September 13, 2023)	None	$1,590	$1,336	$1,336
		Member units (17,500 units) (16)	—	—	175	270
		Warrants (4,521 equivalent units, Expiration - September 13, 2028)	—	—	45	73
					1,556	1,679
Smart Modular Technologies, Inc. (8) (9) (11)	Provider of Specialty Memory Solutions	LIBOR Plus 6.25%, (Floor 1.00%), Current Coupon 8.16%, Secured Debt (Maturity - August 9, 2022)	3 month LIBOR	18,484	18,340	18,669
TEAM Public Choices, LLC (8) (11)	Home-Based Care Employment Service Provider	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.80%, Secured Debt (Maturity - September 20, 2024)	1 month LIBOR	9,626	9,530	9,529
TE Holdings, LLC	Oil & Gas Exploration & Production	Common Units (72,785 units)	—	—	728	—
TGP Holdings III LLC (8)	Outdoor Cooking & Accessories	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 10.30%, Secured Debt (Maturity - September 25, 2025) (14)	1 month LIBOR	5,000	5,000	4,675
TMC Merger Sub Corp (8)	Refractory & Maintenance Services Provider	LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 8.56%, Secured Debt (Maturity - October 31, 2022) (25)	1 month LIBOR	16,835	16,691	16,689
TOMS Shoes, LLC	Global Designer, Distributor, and Retailer of Casual Footwear	LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 7.46%, Secured Debt (Maturity - October 30, 2020)	3 month LIBOR	571	571	571
		LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.96%, Secured Debt (Maturity - December 31, 2025) (8) (14)	3 month LIBOR	1,637	1,637	1,637
		Member Units (13,866 units)	—	—	220	220
					2,428	2,428
USA DeBusk LLC (8) (11)	Provider of Industrial Cleaning Services	LIBOR Plus 5.75%, (Floor 1.00%), Current Coupon 7.54%, Secured Debt (Maturity - October 22, 2024)	1 month LIBOR	20,000	19,615	19,615
U.S. Telepacific Corp. (8)	Provider of Communications and Managed Services	LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.94%, Secured Debt (Maturity - May 2, 2023)	3 month LIBOR	12,500	12,297	12,032
Vida Capital, Inc. (8)	Alternative Asset Manager	LIBOR Plus 6.00% (Floor 0.00%), Current Coupon 7.93%, Secured Debt (Maturity - October 1, 2026)	3 month LIBOR	7,500	7,391	7,425
VIP Cinema Holdings, Inc. (8)	Supplier of Luxury Seating to the Cinema Industry	LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.91%, Secured Debt (Maturity - March 1, 2023) (18)	3 month LIBOR	8,750	8,724	4,611
Vistar Media, Inc. (11)	Operator of Digital Out-of-Home Advertising Platform	LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 10.00%, Secured Debt (Maturity - April 3, 2023) (8)	3 month LIBOR	4,963	4,790	4,963
		Warrants (69,675 equivalent units, Expiration - April 3, 2029)	—	—	—	1,630
		Preferred Stock (70,207 shares)	—	—	767	1,610
					5,557	8,203
Volusion, LLC (10) (13)	Provider of Online Software-as-a-Service eCommerce Solutions	11.50% Secured Debt (Maturity - January 24, 2020)	None	8,672	8,611	8,290
		8.00% Unsecured Convertible Debt (Maturity - November 16, 2023)	None	175	175	124
		Preferred Member Units (2,090,001 units)	—	—	6,000	6,000
		Warrants (784,866.80 equivalent units, Expiration - January 26, 2025)	—	—	1,104	64
					15,890	14,478
Wireless Vision Holdings, LLC (8) (11)	Provider of Wireless Telecommunications Carrier Services	LIBOR Plus 9.65% (Floor 1.00%), Current Coupon 11.66% / 1.00% PIK, Current Coupon Plus PIK 12.66%, Secured Debt (Maturity - September 29, 2022) (23)	1 month LIBOR	7,148	7,023	7,148
		LIBOR Plus 9.91% (Floor 1.00%), Current Coupon 11.61% / 1.00% PIK, Current Coupon Plus PIK 12.61%, Secured Debt (Maturity - September 29, 2022) (23)	1 month LIBOR	6,213	6,029	6,213
					13,052	13,361
YS Garments, LLC (8)	Designer and Provider of Branded Activewear	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.62%, Secured Debt (Maturity - August 9, 2024)	1 month LIBOR	$7,266	$7,206	$7,201
Subtotal Non-Control/Non-Affiliate Investments (5) (82% of total portfolio investments at fair value)					$878,632	$838,643

Total Portfolio Investments					$1,040,055	$1,027,597

Short Term Investments (20)
Fidelity Institutional Money Market Funds (21)	—	Prime Money Market Portfolio, Class III Shares	—	—	$3,482	$3,482
US Bank Money Market Account (21)	—	—	—	—	15,973	15,973

Total Short Term Investments					$19,455	$19,455
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

		Twelve Months Ended December 31, 2019				Twelve Months Ended December 31, 2019
Affiliate Investments	Fair Value at December 31, 2018	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)***	Fair Value at December 31, 2019	Net Realized Gain (Loss)	Interest Income	Fee Income	Dividend Income

AFG Capital Group, LLC
Term loan	$—	$260	$(51)	$—	$209	$—	$16	$—	$—
Member units	995	1	—	299	1,295	—	—	—	(10)
Warrants	237	195	(260)	(172)	—	195	—	—	—
Analytical Systems Keco, LLC
Term loan	—	1,403	(143)	6	1,266	—	69	—	—
Preferred member units	—	800	—	—	800	—	—	—	—
Warrants	—	79	—	—	79	—	—	—	—
Brewer Crane Holdings, LLC
Term loan	2,347	10	(124)	—	2,233	—	297	—	—
Preferred member units	1,070	—	—	—	1,070	—	—	—	30
Centre Technologies Holdings, LLC
Term loan	—	3,069	(67)	6	3,008	—	362	30	—
Preferred member units	—	1,460	—	—	1,460	—	—	—	—
Chamberlin Holding, LLC
Term loan	4,933	28	(608)	90	4,443	—	633	75	—
Member units	4,735	—	—	1,274	6,009	—	—	—	276
Member units (Langfield RE, LLC)	183	79	—	101	363	—	—	—	90
Charlotte Russe, Inc.
Common stock	3,090	—	(6,236)	3,146	—	(5,430)	(84)	—	—
Charps, LLC
Term loan	2,975	452	(3,374)	(53)	—	—	236	—	—
Term loan	—	500	—	—	500	—	4	2	—
Preferred member units	568	—	—	1,162	1,730	—	—	—	134
Clad-Rex Steel, LLC
Term loan	3,020	14	(300)	(38)	2,696	—	348	—	—
Member units	2,653	—	—	(245)	2,408	—	1	—	67
Term loan (Clad-Rex Steel RE Investor, LLC)	288	—	(5)	(1)	282	—	29	—	—
Member units (Clad-Rex Steel RE Investor, LLC)	88	—	—	27	115	—	—	—	—
Copper Trail Energy Fund I, LP
LP Interests	—	4,029	(1,916)	(470)	1,643	—	—	17	(250)

Digital Products Holdings, LLC
Term loan	$6,320	$42	$(1,530)	$(221)	$4,611	$—	$756	$—	$—
Preferred member units	2,116	259	—	(1,081)	1,294	—	—	—	37
Direct Marketing Solutions, Inc.
Term loan	4,404	29	(574)	70	3,929	—	612	—	—
Preferred stock	3,725	—	—	1,326	5,051	—	—	—	—
Freeport Financial Funds
LP interests	10,980	798	(1,998)	(84)	9,696	—	—	—	1,033
Gamber-Johnson Holdings, LLC
Term loan	5,371	23	(616)	(23)	4,755	—	503	—	—
Member units	11,365	—	—	1,987	13,352	—	—	—	930
Guerdon Modular Holdings, Inc.
Term loan	3,001	11	(19)	(2,993)	—	—	(252)	—	—
Term loan	—	252	—	(252)	—	—	2	3	—
Common stock	—	—	—	—	—	—	—	—	—
Class B preferred stock	—	—	—	—	—	—	—	—	—
Gulf Publishing Holdings, LLC
Term loan	3,131	14	(33)	12	3,124	—	412	—	—
Revolving line of credit	—	80	(10)	—	70	—	6	—	—
Member units	1,030	1	—	(426)	605	—	—	—	—
Harris Preston Fund Investments
LP interests (HPEP 3, LP)	1,733	741	—	—	2,474	—	—	—	—
LP interests (2717 HM, LP)	1,133	1,195	(2,328)	—	—	—	—	—	—
Hawk Ridge Systems, LLC
Term loan	3,575	17	(225)	(17)	3,350	—	379	—	—
Revolving line of credit	—	151	(3)	—	148	—	1	—	—
Preferred member units	1,815	—	—	160	1,975	—	—	—	94
Preferred member units (HRS Services, ULC)	95	—	—	10	105	—	—	—	—
HW Temps, LLC
Term loan	2,484	391	(2,875)	—	—	—	—	—	—
Preferred member units	986	—	(986)	—	—	—	—	—	—
J & J Services, Inc.
Term loan	—	4,403	(88)	—	4,315	—	90	—	—
Preferred member units	—	1,790	—	—	1,790	—	—	—	—
Kickhaefer Manufacturer Company, LLC
Term loan	6,795	51	(700)	—	6,146	—	846	—	—
Term loan	259	3	(266)	4	—	—	5	—	—
Term loan	991	—	(14)	—	977	—	90	—	—
Preferred member units	3,060	—	—	—	3,060	—	—	—	27
Member units (KMC RE Investor, LLC)	248	—	—	42	290	—	—	—	—
Market Force Information, Inc.
Term loan	5,617	115	(1)	(106)	5,625	—	787	—	—
Revolving line of credit	50	696	(50)	(22)	674	—	33	—	—
Member units	3,275	485	—	(2,441)	1,319	—	—	—	—
M.H. Corbin Holding, LLC
Term loan	2,934	272	(1,115)	122	2,213	10	291	—	—
Preferred member units	250	—	—	(245)	5	—	—	—	—
Common units	—	1,100	—	92	1,192	—	—	—	—
Mystic Logistics Holdings, LLC
Term loan	1,877	10	(320)	(6)	1,561	—	222	—	—
Common stock	52	1	—	2,050	2,103	—	—	—	67
NexRev, LLC
Term loan	4,322	218	(161)	(48)	4,331	—	506	—	—
Preferred member units	1,972	—	—	(395)	1,577	—	—	—	49
NuStep, LLC
Term loan	5,073	28	(200)	—	4,901	—	655	—	—
Preferred member units	2,550	—	—	—	2,550	—	—	—	—
SI East, LLC
Term loan	11,582	41	(762)	127	10,988	—	1,227	—	—
Preferred member units	2,000	—	—	734	2,734	—	—	—	153
SoftTouch Medical Holdings, LLC
Term loan	—	—	—	—	—	(41)	—	—	—

Tedder Acquisition, LLC
Term loan	$3,983	$20	$(1)	$64	$4,066	$—	$518	$—	$—
Revolving line of credit	118	300	(260)	—	158	—	16	1	—
Preferred member units	1,869	165	—	—	2,034	—	—	—	—
Trantech Radiator Topco, LLC
Term loan	—	2,616	(378)	(1)	2,237	—	195	—	—
Common stock	—	1,164	—	—	1,164	—	—	—	17
Total Affiliate Investments	$149,323	$29,861	$(28,597)	$3,571	$154,158	$(5,266)	$9,811	$128	$2,744
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
(6) Control investments are defined by the 1940 Act as investments in which more than 25% of the voting securities are owned or where the ability to nominate greater than 50% of the board representation is maintained. Fair value as of December 31, 2018 and December 31, 2019 along with transactions during the year ended December 31, 2019 in these Control investments were as follows (in thousands):

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
* Together with Orix, the Company previously co-invested through HMS-ORIX SLF LLC (“HMS-ORIX”), which was organized as a Delaware limited liability company. Pursuant to the terms of the limited liability company agreement and through representation on the HMS-ORIX Board of Managers, the Company and Orix each had 50% voting control of HMS-ORIX and together agreed on all portfolio and investment decisions as well as all other significant actions for HMS-ORIX. Although the Company owned more than 25% of the voting securities of HMS-ORIX, the Company did not have sole control over significant actions of HMS-ORIX for purposes of the 1940 Act or otherwise. HMS-ORIX was fully liquidated on September 26, 2019.
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

The Company previously registered for sale up to 150,000,000 shares of common stock pursuant to a registration statement on Form N-2 (File No. 333-178548) which was initially declared effective by the Securities and Exchange Commission (the “SEC”) on June 4, 2012 (the “Initial Offering”). The Initial Offering terminated on December 1, 2015. The Company raised approximately $601.2 million under the Initial Offering, including proceeds from the distribution reinvestment plan of approximately $22.0 million. The Company also registered for sale up to $1,500,000,000 worth of shares of common stock (the “Offering”) pursuant to a new registration statement on Form N-2 (File No. 333-204659), as amended and declared effective by the SEC on May 1, 2017. With the approval of the Company’s board of directors, the Company closed the Offering to new investors effective September 30, 2017. Through March 31, 2020, the Company raised approximately $242.2 million in the Offering, including proceeds from the distribution reinvestment plan of approximately $110.5 million.

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

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company’s wholly owned consolidated subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Under Topic 946, Financial Services - Investment Companies, of the Accounting Standards Codification, as amended (the “ASC 946”), of the Financial Accounting Standards Board (the “FASB”), the Company is precluded from consolidating portfolio company investments, including those in which the Company has a controlling interest, unless the portfolio company is a wholly-owned investment company. An exception to this general principle occurs if the Company owns a controlled operating company whose purpose is to provide services to the Company such as an investment adviser or transfer agent. None of the Company’s investments qualifies for this exception. Therefore, the Company’s portfolio company investments, including those in which the Company has a controlling interest, are carried on the Condensed Consolidated Balance Sheet at fair value, as discussed below, with changes to fair value recognized as “Net Change in Unrealized Appreciation (Depreciation) on Investments” on the Condensed Consolidated Statements of Operations until the investment is realized, usually upon exit, resulting in any gain or loss on exit being recognized as a realized gain or loss. However, in the event that any controlled subsidiary exceeds the tests of significance set forth in Rules 3-09 or 4-08(g) of Regulation S-X, the Company will include required financial information for such subsidiary in the notes or as an attachment to its condensed consolidated financial statements.

The unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the Company’s results for the interim periods presented. The results of operations for interim periods are not indicative of results to be expected for the full year.

Amounts as of December 31, 2019 included in the unaudited condensed consolidated financial statements have been derived from the Company’s audited consolidated financial statements as of that date. All intercompany accounts and transactions have been eliminated in consolidation. Certain financial information that is normally included in annual financial statements, including certain financial statement footnotes, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year. Therefore, these financial statements should be read in conjunction with the Company’s financial statements and notes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on March 19, 2020.

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

As of March 31, 2020, the Company had 10 debt investments in seven portfolio companies that were on non-accrual status, including eight debt investments in six portfolio companies that were more than 90 days past due. The debt investments on non-

accrual status comprised approximately 1.9% of the Company’s total investment portfolio at fair value and 5.2% of the total investment portfolio at cost. Each of these portfolio companies experienced a significant decline in credit quality raising doubt regarding the Company’s ability to collect the principal and interest contractually due. Given the credit deterioration of these portfolio companies, the Company ceased accruing interest income on the non-accrual debt investments and wrote off any previously accrued interest deemed uncollectible.

As of December 31, 2019, the Company had eight debt investments in five portfolio companies which were on non-accrual status, including seven debt investments in four portfolio companies that were more than 90 days past due. The debt investments on non-accrual status comprised approximately 1.5% of the Company’s total investment portfolio at fair value and 2.9% of the total investment portfolio at cost. Each of these portfolio companies experienced a significant decline in credit quality after the Company acquired its investments, raising doubt regarding the Company’s ability to collect the principal and interest contractually due. Given the credit deterioration, the Company ceased accruing interest income on the non-accrual debt investments and wrote off any previously accrued interest deemed uncollectible.

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

As of March 31, 2020 and December 31, 2019, the Company held 32 and 26 investments, respectively, which contained a PIK provision. As of March 31, 2020, five of the 32 investments with PIK provisions were on non-accrual status. No PIK interest was recorded on these non-accrual investments during the three months ended March 31, 2020. As of December 31, 2019, five of the 26 investments with PIK provisions were on non-accrual status. No PIK interest was recorded on these investments during the year ended December 31, 2019. For the three months ended March 31, 2020 and 2019, the Company capitalized approximately $828,000 and $1.2 million, respectively, of PIK interest income.

The Company may periodically provide services, including structuring and advisory services, to its portfolio companies or other third parties. The income from such services is non-recurring. For services that are separately identifiable and evidence exists to substantiate fair value, income is recognized as earned, which is generally when the investment or other applicable transaction closes. For the three months ended March 31, 2020 and 2019, the Company recognized approximately $575,000 and $361,000, respectively, of non-recurring fee income received from its portfolio companies or other third parties, which accounted for approximately 2.4% and 1.2%, respectively, of the Company’s total investment income during such period. Fees received in connection with debt financing transactions for services that do not meet these criteria are treated as debt origination fees and are deferred and accreted into interest income over the life of the financing.

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820),” which is intended to improve fair value disclosure requirements by removing disclosures that are not cost-beneficial, clarifying disclosures’ specific requirements, and adding relevant disclosure requirements. The amendments take effect for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

In March 2020, the FASB issued ASU 2020-04, “Reference rate reform (Topic 848) - Facilitation of the effects of reference rate reform on financial reporting.” The amendments in this update provide optional expedients and exceptions for applying U.S. GAAP to certain contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform and became effective upon issuance for all entities. The Company has agreements that have LIBOR as a reference rate with certain portfolio companies and also with certain lenders. Many of these agreements include language for choosing an alternative successor rate if LIBOR reference is no longer considered to be appropriate. Such contract modifications are required to be evaluated in determining whether the modifications result in the establishment of new contracts or the continuation of existing contracts. The Company adopted this amendment in March 2020 and plans to apply the amendments in this update to account for contract modifications due to changes in reference rates, if applicable. The Company does not believe that it will have a material impact on its condensed consolidated financial statements and disclosures.

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

As of March 31, 2020 and December 31, 2019, the Company’s investment portfolio was comprised of debt securities, equity investments and Other Portfolio investments. The fair value determination for these investments primarily consisted of unobservable (Level 3) inputs.

As of March 31, 2020 and December 31, 2019, all of the Company’s LMM portfolio investments consisted of illiquid securities issued by private companies. The fair value determination for the LMM portfolio investments primarily consisted of unobservable inputs. As a result, all of the Company’s LMM portfolio investments were categorized as Level 3 as of March 31, 2020 and December 31, 2019.

As of March 31, 2020 and December 31, 2019, the Company’s Middle Market portfolio investments consisted primarily of Middle Market investments in secured and unsecured debt investments and independently rated debt investments. The fair value determination for these investments consisted of a combination of (1) observable inputs in non-active markets for which sufficient observable inputs were available to determine the fair value of these investments, (2) observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and (3) unobservable inputs. As a result, all of the Company’s Middle Market portfolio investments were categorized as Level 3 as of March 31, 2020 and December 31, 2019.

As of March 31, 2020 and December 31, 2019, the Company’s Private Loan portfolio investments consisted primarily of debt investments. The fair value determination for Private Loan investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of the Company’s Private Loan portfolio investments were categorized as Level 3 as of March 31, 2020 and December 31, 2019.

As of March 31, 2020 and December 31, 2019, the Company’s Other Portfolio investments consisted primarily of illiquid securities issued by private companies. The Company relies primarily on information provided by managers of private investment funds in valuing these investments and considers whether it is appropriate, in light of all relevant circumstances, to value the Other Portfolio investments at the net asset value (“NAV”) reported by the private investment fund at the time of valuation or to adjust the value to reflect a premium or discount. Additionally, as of March 31, 2020, the Company’s Other Portfolio investments included an investment in subordinated notes of a CLO, which are carried at a fair value determined by taking into account information received from a third-party, independent valuation firm. The fair value determination for the Company’s Other Portfolio investments primarily consisted of unobservable inputs. As a result, all of the Company’s Other Portfolio investments were categorized as Level 3 as of March 31, 2020 and December 31, 2019.

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

•
Internal occurrences that may have an impact (both positive and negative) on the operating performance of the portfolio company, including but not limited to impacts from COVID-19 pandemic and oil price volatility;

•	Qualitative assessment of key management;

•	Contractual rights, obligations or restrictions associated with the investment;

•	Third party pricing for securities with limited observability of inputs determining the pricing; and

•	Other factors deemed relevant.

The following table presents fair value measurements of the Company’s investments, by type of investment, as of March 31, 2020 according to the fair value hierarchy (dollars in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First lien secured debt investments	$—	$—	$688,475	$688,475
Second lien secured debt investments	—	—	35,529	35,529
Unsecured debt investments	—	—	14,075	14,075
Equity investments (1)	—	—	156,784	156,784
Total	$—	$—	$894,863	$894,863
(1) Includes the Company’s investments in CLO subordinated notes. (See Note 4 — Investment in HMS-ORIX SLF LLC)

The following table presents fair value measurements of the Company’s investments, by type of investment, as of December 31, 2019 according to the fair value hierarchy (dollars in thousands):

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
(1) Includes the Company’s investment in CLO subordinated notes. (See Note 4 — Investment in HMS-ORIX SLF LLC)

The following table presents fair value measurements of the Company’s investments, by investment classification, segregated by the level within the fair value hierarchy as of March 31, 2020 (dollars in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
LMM portfolio investments	$—	$—	$222,621	$222,621
Private Loan investments	—	—	431,349	431,349
Middle Market investments	—	—	199,823	199,823
Other Portfolio investments (1)	—	—	41,070	41,070
Total	$—	$—	$894,863	$894,863
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
(1) Includes the Company’s investment in CLO subordinated notes. (See Note 4 — Investment in HMS-ORIX SLF LLC)

The significant unobservable inputs used in the fair value measurement of the Company’s LMM, Middle Market and Private Loan debt investments are (i) risk adjusted discount rates used in the yield-to-maturity valuation technique (described in Note 2 — Basis of Presentation and Summary of Significant Accounting Policies — Valuation of Portfolio Investments in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on March 19, 2020) and (ii) the percentage of expected principal recovery.  Increases (decreases) in any of these discount rates in isolation could result in a significantly lower (higher) fair value measurement. Increases (decreases) in any of these expected principal recovery percentages in isolation could result in a significantly higher (lower) fair value measurement. The significant unobservable inputs used in the fair value measurement of the Company’s LMM equity securities and Private Loan equity securities, which are generally valued through an average of the discounted cash flow technique and the market comparable/enterprise value technique (unless one of these approaches is not applicable), are (i) EBITDA multiples and (ii) the weighted average cost of capital (“WACC”).  Increases (decreases) in EBITDA multiple inputs in isolation could result in a significantly higher (lower) fair value measurement.  Conversely, increases (decreases) in WACC inputs in isolation could result in a significantly lower (higher) fair value measurement.  However, due to the nature of certain investments, fair value measurements may be based on other criteria, such as third-party appraisals of collateral and fair values as determined by independent third parties, which are not presented in the table below.

The following table, which is not intended to be all inclusive, presents the significant unobservable inputs of the Company’s Level 3 investments as of March 31, 2020 (dollars in thousands):

	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range	Weighted Average (2)
LMM equity investments	$92,275	Discounted Cash Flows	WACC	11.7% - 19.2%	14.2%
		Market Approach/Enterprise Value	EBITDA Multiples (1)	4.0x - 12.0x	7.0x
LMM debt investments	130,346	Discounted Cash Flows	Expected Principal Recovery	87.0% - 100.0%	99.3%
			Risk Adjusted Discount Factor	8.0% - 22.5%	13.9%
Private Loan debt investments	378,288	Discounted Cash Flows	Expected Principal Recovery	1.6% - 100.0%	99.7%
			Risk Adjusted Discount Factor	8.1% - 29.3%	11.8%
	35,697	Market Approach	Third Party Quotes	82.5% - 92.5%	88.6%
Private Loan equity investments	17,364	Market Approach/Enterprise Value	EBITDA Multiples (1)	4.9x - 11.9x	8.0x
		Discounted Cash Flows	WACC	11.2% - 15.0%	12.6%
Middle Market debt investments	7,943	Discounted Cash Flows	Expected Principal Recovery	0.0% - 100.0%	100.0%
			Risk Adjusted Discount Factor	9.0% - 40.5%	17.6%
	185,805	Market Approach	Third Party Quotes	18.1% - 99.5%	81.3%
Middle Market equity investments	6,075	Market Approach	Third Party Quotes	$0.0 - $140.0	$75.5
		Discounted Cash Flows	WACC	12.5% - 18.0%	12.5%
		Market Approach/Enterprise Value	EBITDA Multiples (1)	3.9x - 7.7x	7.7x
Other Portfolio investments (3)	28,621	Market Approach	NAV (1)	71.1% - 118.3%	92.9%
	12,449	Discounted Cash Flows	Constant Default Rate	1.0%	1.0%
			Constant Prepayment Rate	20.0%	20.0%
			Reinvestment Spread	3.3%	3.3%
			Reinvestment Price	99.5%	99.5%
			Recovery Rate	70.0%	70.0%
			Yield to Maturity	22.0%	22.0%
	$894,863
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
(3) Includes the Company’s investment in CLO subordinated notes. (See Note 4 — Investment in HMS-ORIX SLF LLC)

The following table provides a summary of changes in fair value of the Company’s Level 3 portfolio investments for the three months ended March 31, 2020 (dollars in thousands):

Type of Investment	December 31, 2019 Fair Value	PIK Interest Accrual	New Investments(1)	Sales/ Repayments	Net Change in Unrealized Appreciation (Depreciation) (2)	Net Realized Gain (Loss)	March 31, 2020 Fair Value
LMM Equity	$95,554	$—	$4,454	$—	$(7,733)	$—	$92,275
LMM Debt	129,567	98	11,835	(7,915)	(35)	(3,204)	130,346
Private Loan Equity	20,716	38	770	(10)	(4,150)	—	17,364
Private Loan Debt	460,436	555	27,617	(36,609)	(37,924)	(90)	413,985
Middle Market Debt	264,787	137	5,140	(42,147)	(34,098)	(71)	193,748
Middle Market Equity	7,641	—	—	—	(1,566)	—	6,075
Other Portfolio (3)	48,896	—	1,001	(236)	(8,591)	—	41,070
Total	$1,027,597	$828	$50,817	$(86,917)	$(94,097)	$(3,365)	$894,863
(1) Column includes changes to investments due to the net accretion of discounts/premiums and amortization of fees.
(2) Column does not include unrealized appreciation (depreciation) on unfunded commitments of approximately $(812,000).
(3) Includes the Company’s investments in CLO subordinated notes. (See Note 4 — Investment in HMS-ORIX SLF LLC)

The following table provides a summary of changes in fair value of the Company’s Level 3 portfolio investments for the three months ended March 31, 2019 (dollars in thousands):

Type of Investment	December 31, 2018 Fair Value	PIK Interest Accrual	New Investments(1)	Sales/ Repayments	Net Change in Unrealized Appreciation (Depreciation) (2)	Net Realized Gain (Loss)	March 31, 2019 Fair Value
LMM Equity	$79,641	$—	$2,560	$(938)	$1,851	$(47)	$83,067
LMM Debt	130,633	169	6,158	(2,637)	(221)	10	134,112
Private Loan Equity	16,905	—	19	(1,340)	907	591	17,082
Private Loan Debt	392,034	928	23,299	(6,080)	10,716	(2,263)	418,634
Middle Market Debt	428,569	72	3,059	(26,870)	(2,866)	(5,430)	396,534
Middle Market Equity	5,702	—	—	—	(1,661)	—	4,041
Other Portfolio (3)	53,084	—	2,456	(1,860)	2,978	—	56,658
Total	$1,106,568	$1,169	$37,551	$(39,725)	$11,704	$(7,139)	$1,110,128
(1) Column includes changes to investments due to the net accretion of discounts/premiums and amortization of fees.
(2) Column does not include unrealized appreciation (depreciation) on unfunded commitments of approximately $359,000.
(3) Includes the Company’s investment in HMS-ORIX. (See Note 4 — Investment in HMS-ORIX SLF LLC)

The total net change in unrealized appreciation (depreciation) for the three months ended March 31, 2020 and 2019 included in the Condensed Consolidated Statements of Operations that related to Level 3 assets still held as of March 31, 2020 and 2019 was approximately $(97.8) million and $11.4 million, respectively. For the three months ended March 31, 2020 and 2019, there were no transfers between Level 2 and Level 3 portfolio investments.

Portfolio Investment Composition

The composition of the Company’s investments as of March 31, 2020, at cost and fair value, was as follows (dollars in thousands):

	Investments at Cost	Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First lien secured debt investments	$786,367	78.5%	$688,475	76.9%
Second lien secured debt investments	48,809	4.9	35,529	4.0
Unsecured debt investments	14,389	1.4	14,075	1.6
Equity investments (1)	150,177	15.0	154,726	17.3
Equity warrants	1,670	0.2	2,058	0.2
Total	$1,001,412	100.0%	$894,863	100.0%
(1) Includes the Company’s investment in CLO subordinated notes. (See Note 4 — Investment in HMS-ORIX SLF LLC)

The composition of the Company’s investments as of December 31, 2019, at cost and fair value, was as follows (dollars in thousands):

	Investments at Cost	Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First lien secured debt investments	$831,414	79.9%	$800,361	77.9%
Second lien secured debt investments	48,715	4.7	40,646	4.0
Unsecured debt investments	14,097	1.4	13,783	1.3
Equity investments (1)	144,159	13.8	170,961	16.6
Equity warrants	1,670	0.2	1,846	0.2
Total	$1,040,055	100.0%	$1,027,597	100.0%
(1) Includes the Company’s investment in HMS-ORIX. (See Note 4 — Investment in HMS-ORIX SLF LLC)

The composition of the Company’s investments by geographic region as of March 31, 2020, at cost and fair value, was as follows (dollars in thousands) (since the Other Portfolio investments do not represent a single geographic region, this information excludes Other Portfolio investments):

	Investments at Cost	Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Northeast	$141,120	14.9%	$129,954	15.2%
Southeast	223,840	23.6	202,739	23.7
West	128,245	13.5	109,160	12.8
Southwest	215,633	22.8	190,182	22.3
Midwest	213,051	22.5	198,978	23.3
Non-United States	25,670	2.7	22,780	2.7
Total	$947,559	100.0%	$853,793	100.0%

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

The composition of the Company’s total investments by industry as of March 31, 2020 and December 31, 2019, at cost and fair value, was as follows (since the Other Portfolio investments do not represent a single industry, this information excludes Other Portfolio investments):

	Cost		Fair Value
	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Commercial Services and Supplies	6.8%	8.5%	6.5%	8.2%
Machinery	6.2	5.9	8.4	7.7
Oil, Gas, and Consumable Fuels	5.8	6.3	5.4	6.3
Aerospace and Defense	5.2	5.0	5.4	5.1
Communications Equipment	5.2	5.0	4.3	4.4
Health Care Providers and Services	4.9	4.7	4.3	4.2
Diversified Telecommunication Services	4.6	4.4	4.2	4.3
IT Services	4.6	4.5	4.7	4.5
Internet Software and Services	4.5	3.9	4.7	3.8
Leisure Equipment and Products	4.2	4.0	3.6	3.6
Specialty Retail	3.5	3.3	3.2	3.0
Distributors	3.3	2.5	3.3	2.4
Construction and Engineering	3.1	3.3	3.6	3.4
Diversified Consumer Services	3.1	2.4	2.2	1.6
Energy Equipment and Services	3.0	2.8	2.7	2.6
Trading Companies and Distributors	3.0	1.6	3.1	1.6
Hotels, Restaurants, and Leisure	2.9	2.8	2.2	2.7
Media	2.6	4.2	3.2	4.5
Transportation Infrastructure	2.5	2.3	2.4	2.3
Professional Services	1.9	1.8	1.4	1.5
Diversified Financial Services	1.8	1.7	1.8	1.7
Internet and Catalog Retail	1.8	1.7	1.4	1.4
Food Products	1.7	1.7	1.4	1.5
Wireless Telecommunication Services	1.5	1.5	1.6	1.5
Containers and Packaging	1.3	1.3	1.6	1.4
Household Durables	1.3	1.2	1.0	1.1
Food & Staples Retailing	1.2	1.2	1.4	1.2
Software	1.1	0.8	1.4	1.1
Construction Materials	1.0	0.9	1.4	1.3
Textiles, Apparel & Luxury Goods	1.0	1.0	1.0	1.0
Computers and Peripherals	0.9	2.7	2.1	3.8
Other (1)	4.5	5.1	5.1	5.3
Total	100.0%	100.0%	100.0%	100.0%
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

For the three months ended March 31, 2019, the Company recognized approximately $546,000 of dividend income in respect of its investment in HMS-ORIX.

The following table shows the summarized financial information for HMS-ORIX for the three months ended March 31, 2019 (dollars in thousands):

HMS-ORIX SLF LLC
Statement of Operations
(dollars in thousands)
Three Months Ended March 31, 2019
Investment income
Interest income	$2,548
Dividend income	—
Fee income	—
Other income	—
Total investment income	2,548
Expenses
Interest expense	1,247
Other expenses	—
General and administrative expenses	11
Total expenses	1,258
Net investment income	1,290
Net realized loss from investments	(1)
Net realized income	1,289
Net change in unrealized appreciation on investments	4,639
Net increase in net assets resulting from operations	$5,928

Note 5 — Borrowings

A BDC is permitted, under specified conditions, to issue “senior securities,” including borrowing money from banks or other financial institutions, only in amounts such that its asset coverage, as that term is defined in the 1940 Act, immediately after each such issuance is at least equal to the percentage set forth in Section 61 of the 1940 Act that is applicable to the BDC at such time. Prior to the enactment of the Small Business Credit Availability Act (the “SBCAA”) in March 2018, the asset coverage requirement applicable to BDCs was 200%. The SBCAA permits a BDC to be subject to an asset coverage requirement of 150% so long as it meets certain disclosure requirements and obtains certain approvals and, in the case of an unlisted BDC, makes an offer to repurchase the shares of its stockholders as of the date of the requisite approval. The reduced asset coverage requirement permits a BDC to have a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirements. Effectiveness of the reduced asset coverage requirements to a BDC requires approval by either (1) a “required majority” (as defined in Section 57(o) of the 1940 Act) of such BDC’s board of directors with effectiveness one year after the date of such approval or (2) a majority of the votes cast at a special or annual meeting of such BDC’s stockholders at which a quorum is present, which is effective the day after such stockholder approval. The Company has not requested or obtained any such approval and, as a result, remains subject to the 200% asset coverage requirement.

On March 6, 2017, the Company entered into an amended and restated senior secured revolving credit agreement (as amended, the “TIAA Credit Facility”) with TIAA, FSB (formerly known as EverBank Commercial Finance, Inc. prior to June 18, 2018) (“TIAA Bank”), as administrative agent, and with TIAA Bank and other financial institutions as lenders. The TIAA Credit Facility, as amended most recently on March 5, 2020, features aggregate revolver commitments of $130.0 million, with an accordion provision allowing increases in aggregate commitments, not to exceed $150.0 million, with lender consent. The revolver commitments terminate on March 6, 2022, and all outstanding advances are payable on March 6, 2023, with two one-year extension options available for both such dates, subject to lender consent. Borrowings under the TIAA Credit Facility bear interest, subject to the Company’s election, on a per annum basis at a rate equal to (i) LIBOR plus 2.60% or (ii) the base rate plus 1.60%. The base rate is defined as the higher of (a) the prime rate, (b) the Federal Funds Rate (as defined in the credit agreement) plus 0.5% or (c) LIBOR plus 1.0%. As of March 31, 2020, the one-month LIBOR was 0.99%. Additionally, the Company pays an annual unused commitment fee of 0.30% on the unused revolver commitments if more than 50% of the revolver commitments are being used and an annual unused commitment fee of 0.625% on the unused revolver commitments if less than 50% of the revolver commitments are being used. As of March 31, 2020, the Company was not aware of any instances of noncompliance with covenants related to the TIAA Credit Facility.

On May 18, 2015, HMS Funding entered into an amended and restated credit agreement (as amended, the “Deutsche Bank Credit Facility”) among HMS Funding, as borrower, the Company, as equityholder and as servicer, Deutsche Bank AG, New York Branch (“Deutsche Bank”), as administrative agent, the financial institutions party thereto as lenders (together with Deutsche Bank, the “HMS Funding Lenders”), and U.S. Bank National Association, as collateral agent and collateral custodian. As of March 31, 2020, the Deutsche Bank Credit Facility provided for a revolving period until November 20, 2020, unless otherwise extended with the consent of the HMS Funding Lenders, with aggregate revolver commitments of $450.0 million and an accordion provision allowing increases in aggregate commitments, not to exceed $550.0 million, with lender consent. Under the Deutsche Bank Credit Facility, during the revolving period, (i) outstanding advances bore interest on a per annum basis at a rate equal to the sum of one-month LIBOR plus the applicable margin of 2.35%, (ii) HMS Funding incurred a utilization fee equal to 2.35% of the undrawn amount of the required utilization, which is 75% of the aggregate revolver commitments, (iii) HMS Funding incurred an undrawn fee equal to 0.40% per annum of the difference between the aggregate revolver commitments and the outstanding advances under the facility, provided that the undrawn fee relating to any utilization shortfall will not be payable to the extent that the utilization fee relating to such utilization shortfall is incurred, and (iv) HMS Funding incurred an administrative agent fee of 0.25% per annum of the aggregate revolver commitments. As of March 31, 2020, the one-month LIBOR was 0.99%. The amortization period begins the day after the last day of the revolving period and ends on November 20, 2022, the maturity date. On April 24, 2020, the Deutsche Bank Credit Facility was amended to, among other things, terminate the revolver commitments effective on April 24, 2020 and begin the amortization period. During the amortization period, (i) no further advances or reinvestment of principal collections are permitted, and all monthly interest and principal proceeds from the Company’s investments securing the Deutsche Bank Credit Facility (net of certain fees and expenses) will be applied against the outstanding advances on the facility, (ii) outstanding advances bear interest on a per annum basis at a rate equal to the sum of one-month LIBOR plus the applicable margin of (a) 2.85% if the effective advance rate (as defined in the Deutsche Bank Credit Facility) is greater than 50.0% or (b) 2.60% if the effective advance rate is less than 50.0% and (iii) HMS Funding incurs an administrative agent fee of (a) 0.97% per annum if the effective advance rate is greater than 50.0% or (b) 0.83% per annum if the effective advance rate is less than 50.0%. HMS Funding incurs no undrawn fees or utilization fees during the amortization period. As of March 31, 2020, the Company was not aware of any instances of noncompliance with covenants related to the Deutsche Bank Credit Facility.

As of March 31, 2020, the Company had borrowings of $90.0 million outstanding on the TIAA Credit Facility and had borrowings of $313.0 million outstanding on the Deutsche Bank Credit Facility, both of which the Company estimated approximated fair value.

A summary of the Company’s significant contractual payment obligations for the repayment of outstanding borrowings at March 31, 2020 is as follows:

	Payments Due By Period (dollars in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
TIAA Credit Facility (1)	$90,000	$—	$90,000	$—	$—
Deutsche Bank Credit Facility (2)	313,000	—	313,000	—	—
Total Credit Facilities	$403,000	$—	$403,000	$—	$—

(1)
At March 31, 2020, the Company had $40.0 million of undrawn revolver commitments under the TIAA Credit Facility; however, the Company’s borrowing ability is limited by borrowing base restrictions and asset coverage restrictions imposed by the 1940 Act, as discussed above.

(2)
At March 31, 2020, HMS Funding had $137.0 million of undrawn revolver commitments under the Deutsche Bank Credit Facility; however, HMS Funding’s borrowing ability was limited by borrowing base restrictions and asset coverage restrictions imposed by the 1940 Act, as discussed above.

Note 6 – Financial Highlights

The following is a schedule of financial highlights of the Company for the three months ended March 31, 2020 and 2019.

Per Share Data:	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
NAV at beginning of period	$7.77	$7.96
Results from Operations
Net investment income (1) (2)	0.16	0.18
Net realized loss on investments (1) (2)	(0.04)	(0.09)
Net change in unrealized appreciation (depreciation) on investments (1) (2)	(1.21)	0.15
Net increase (decrease) in net assets resulting from operations	(1.09)	0.24
Stockholder distributions (1) (3)
Distributions from net investment income (1) (2)	(0.16)	(0.17)
Distributions in excess of net investment income (1) (2)	(0.01)	—
Net decrease in net assets resulting from stockholder distributions	(0.17)	(0.17)
Other (4)	(0.01)	—
NAV at end of the period	$6.50	$8.03
Shares of common stock outstanding at end of period	78,423,129	78,547,196
Weighted average shares of common stock outstanding	78,607,063	78,819,746

(1)	Based on weighted average number of shares of common stock outstanding for the period.

(2)	Changes in net investment income and net realized and unrealized appreciation (depreciation) on investments can change significantly from period to period.

(3)	The stockholder distributions represent the stockholder distributions declared for the period.

(4)	Includes the impact of the different share amounts as a result of calculating certain per share data based on the weighted average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
	(dollars in thousands)
Net assets at end of period	$509,564	$630,393
Average net assets	$559,435	$627,880
Average Credit Facilities borrowings	$424,000	$504,500

Ratios to average net assets:
Ratio of total expenses to average net assets (1)	2.06%	2.43%
Ratio of net investment income to average net assets (1)	2.23%	2.21%
Portfolio turnover ratio	9.04%	3.58%
Total return (2)	(14.16)%	3.02%

(1)
Ratio of total expenses to average net assets is calculated net of waiver of reimbursement of internal administrative services expenses. For the three months ended March 31, 2020 and 2019, the Advisers waived reimbursement of internal administrative services expenses of approximately $784,000 and $758,000, respectively. Excluding interest expense, the ratio of total expenses to average net assets for the three months ended March 31, 2020 and 2019 was 1.13% and 1.30%, respectively. See Note 10 — Related Party Transactions and Arrangements for further discussion of fee waivers provided by the Advisers.

(2)
Total return is calculated as the change in NAV per share and stockholder distributions declared per share over the reporting period, divided by the NAV per share at the beginning of the period. The total return does not reflect the sales load from the sale of the Company’s common stock.

Note 7 – Stockholder Distributions

The following table reflects the cash distributions per share that the Company declared on its common stock during the three months ended March 31, 2020 and 2019 (dollars in thousands except per share amounts).

	Distributions
	Per Share	Amount
2020
Three months ended March 31, 2020	$0.17	$13,730
2019
Three months ended March 31, 2019	$0.17	$13,606

On March 5, 2020, with the authorization of the Company’s board of directors, the Company declared distributions to its stockholders for the period of April 2020 through June 2020. These distributions have been, or will be, calculated based on stockholders of record each day from April 1, 2020 through June 30, 2020 in an amount equal to $0.00191781 per share, per day. Distributions are paid on the first business day following the completion of each month to which they relate.

The Company has adopted an “opt in” distribution reinvestment plan for its stockholders. As a result, if the Company makes a distribution, its stockholders will receive distributions in cash unless they specifically “opt in” to the distribution reinvestment plan so as to have their cash distributions reinvested in additional shares of the Company’s common stock.

The following table reflects the sources of the cash distributions that the Company declared and, in some instances, paid on its common stock during the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
	(dollars in thousands)
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Net realized income from operations (before waiver of incentive fees)	$9,093	66.2%	$6,757	49.7%
Distributions in excess of net realized income from operations (1)	4,637	33.8	6,849	50.3
Total	$13,730	100.0%	$13,606	100.0%

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

Under certain applicable provisions of the Code and the Treasury regulations, distributions payable in cash or in shares of stock at the election of the stockholders are treated as taxable dividends. The Internal Revenue Service has published guidance indicating that this rule will apply even where the total amount of cash that may be distributed is limited to no more than 10% of the total distribution, for distributions declared on or before December 31, 2020, and after that, to no more than 20% of the total distribution. Under this guidance if too many stockholders elect to receive their distributions in cash, the cash available for distribution must be allocated among the stockholders electing to receive cash (with the balance of the distribution paid in stock). If the Company decides to make any distributions consistent with this guidance that are payable in part in its stock, taxable stockholders receiving such dividends will be required to include the full amount of the dividend (whether received in cash, shares of the Company’s stock, or a combination thereof) as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of the Company’s current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock it receives in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the value of the Company’s stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, the Company may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock.

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

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes, which provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the Company’s financial statements is the largest benefit or expense that has a greater than

50% likelihood of being realized upon its ultimate settlement with the relevant tax authority. Positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits, if any, in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. Management has analyzed the Company’s tax positions and has concluded that there were no material uncertain income tax positions through March 31, 2020. The Company identifies its major tax jurisdiction as the United States, and the Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next 12 months. Tax returns for the 2016 through 2018 taxable years remain subject to examination by U.S. federal and most state tax authorities.

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

Listed below is a reconciliation of “Net increase (decrease) in net assets resulting from operations” to taxable income and to total distributions declared to common stockholders for the three months ended March 31, 2020 and 2019 (dollars in thousands).

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019

Net increase (decrease) in net assets resulting from operations	$(85,816)	$18,820
Net change in unrealized (appreciation) depreciation	94,909	(12,063)
Income tax provision	76	58
Pre-tax book loss not consolidated for tax purposes	2,176	5,255
Book income and tax income differences, including debt origination, structuring fees, dividends, realized gains and changes in estimates	509	224
Estimated taxable income (1)	11,854	12,294

Taxable income earned in prior year and carried forward for distribution in current year	17,198	20,574

Taxable income earned prior to period end and carried forward for distribution next period	(19,991)	(23,935)
Dividend accrued as of period end and paid-in the following period	4,669	4,673
Taxable income earned to be carried forward	$(15,322)	$(19,262)

Total distributions accrued or paid to common stockholders	$13,730	$13,606

(1)
The Company’s taxable income for each period is an estimate and will not be finally determined until the Company files its tax return for each year. Therefore, the final taxable income, and the taxable income earned in each period and carried forward for distribution in the following period, may be different than this estimate.

The income tax expense, or benefit, and the related tax assets and liabilities generated by HMS Equity Holding and HMS Equity Holding II, if any, are reflected in the Company’s Condensed Consolidated Financial Statements. For the three months ended March 31, 2020 and 2019, the Company recognized a net income tax (benefit) provision of $76,000 and $58,000, respectively, related to deferred taxes (benefit) of $7.7 million and $1.1 million, respectively, and other taxes (benefit) of $76,000 and $58,000, respectively, offset by a valuation allowance of $(7.7) million and $(1.1) million, respectively. For the three months ended March 31, 2020 and 2019, the other taxes (benefit) included $76,000 and $58,000, respectively, related to accruals for state and other taxes.

As of March 31, 2020, the cost basis of the Company’s portfolio investments for tax purposes was $1.0 billion, with such investments having an estimated net unrealized depreciation of $106.5 million, composed of gross unrealized appreciation of $49.1 million and gross unrealized depreciation of $155.6 million. As of December 31, 2019, the cost basis of investments for tax purposes was $1.0 billion, with such investments having an estimated net unrealized depreciation of $12.5 million, composed of gross unrealized appreciation of $55.3 million and gross unrealized depreciation of $68.5 million.

The net deferred tax assets at both March 31, 2020 and December 31, 2019 was $0, primarily related to loss carryforwards, timing differences in net unrealized depreciation of portfolio investments, and basis differences of portfolio investments held by HMS Equity Holding and HMS Equity Holding II offset by a valuation allowance. Based on HMS Equity Holding’s and HMS Equity Holding II’s short operating history, management believes it is more likely than not that there will be inadequate profits in HMS Equity Holding and HMS Equity Holding II against which the deferred tax assets can be offset. Accordingly, the Company recorded a full valuation allowance against such deferred tax assets.

The following table sets forth the significant components of net deferred tax assets and liabilities as of March 31, 2020 and December 31, 2019 (amounts in thousands):

	March 31, 2020	December 31, 2019
Deferred tax assets:
Net operating loss carryforwards	$2,406	$2,420
Foreign tax credit carryforwards	10	10
Capital loss carryforwards	15,482	14,750
Net basis differences in portfolio investments	67
Net unrealized depreciation of portfolio investments	5,668	67
Total deferred tax assets	23,633	17,247
Deferred tax liabilities:
Net basis differences in portfolio investments	(3,414)	(3,217)
Net unrealized appreciation of portfolio investments	(14)	(1,576)
Other	—	—
Total deferred tax liabilities	(3,428)	(4,793)
Valuation allowance	(20,205)	(12,454)
Total net deferred tax assets (liabilities)	$—	$—

For federal income tax purposes, the net operating loss carryforwards generated prior to December 31, 2017 expire in various taxable years from 2034 through 2037. Any net operating losses generated in 2018 and future periods will have an indefinite carryforward. The net capital loss carryforwards of the Company expire in taxable years 2020 through 2025. The timing and manner in which HMS Equity Holding and HMS Equity Holding II will utilize any net loss carryforwards in such taxable years, or in total, may be limited in the future under the provisions of the Code.

Federal legislation intended to ameliorate the economic impact of the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act, has been enacted that makes technical corrections to, or modifies on a temporary basis, certain of the provisions of the Tax Cut and Jobs Act of 2017. The Company is currently assessing the impact, if any, to the condensed consolidated financial statements and disclosures of the Company as a result of the CARES Act.
For the years ending December 31, 2019, 2018 and 2017, respectively, the tax characteristics of distributions paid to shareholders were as follows (amounts in thousands):

	Year Ended December 31,
Tax Characteristics of Distributions	2019		2018		2017

Ordinary income	$53,297	96.65%	$50,274	90.56%	$52,473	96.43%
Capital gain distributions	1,848	3.35	5,238	9.44	1,941	3.57
Total distributions	$55,145	100.00%	$55,512	100.00%	$54,414	100.00%
The determination of the tax attributes of the Company’s distributions is made annually at the end of the Company’s taxable year based upon the Company’s taxable income for the full taxable year and distributions paid for the full taxable year. Therefore, a determination made on an interim basis may not be representative of the actual tax attributes of distributions for a full year. If the Company had determined the tax attributes of its distributions taxable year-to-date as of March 31, 2020, 100% would be from its current and accumulated earnings and profits. However, there can be no certainty to stockholders that this determination is representative of what the actual tax attributes of the Company’s anticipated fiscal and taxable years ending December 31, 2020 distributions to stockholders will be. The actual tax characteristics of distributions to stockholders will be reported to the Internal Revenue Service and stockholders subject to information reporting shortly after the close of each calendar year on Form 1099-DIV.

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

Note 9 – Supplemental Cash Flow Disclosures

Listed below are the supplemental cash flow disclosures for the three months ended March 31, 2020 and 2019 (dollars in thousands):

Supplemental Disclosure of Cash Flow Information	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Cash paid for interest	$4,493	$6,675
Cash paid for income taxes	685	924

Supplemental Disclosure of Non-Cash Flow Information
Stockholder distributions declared and unpaid	4,669	4,673
Stockholder distributions reinvested	5,899	6,366
Unpaid deferred financing costs	—	7

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

For the three months ended March 31, 2020 and 2019, the Company incurred base management fees of approximately $5.0 million and $5.7 million, respectively, and subordinated incentive fees on income of $0.0 million and $1.4 million, respectively. For each of the three months ended March 31, 2020 and 2019, the Company did not incur any capital gains incentive fees.

For the three months ended March 31, 2020 and 2019, the Company did not record an accrual for any previously waived fees. Any future reimbursement of previously waived fees to the Advisers will not be accrued until the reimbursement of the waived fees becomes probable and estimable, which will be upon approval of the Company’s board of directors. To date, none of the previously waived fees has been approved by the Company’s board of directors for reimbursement.

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

(5)
Prior to March 31, 2017, the Advisers waived total management fees of $2.8 million, total subordinated incentive fees of $3.9 million and total capital gain incentive fees of $8,000. Due to the passage of time, such waived fees are not eligible for repayment under the applicable fee waiver agreements.

Pursuant to the Investment Advisory Agreement and Sub-Advisory Agreement, the Company is required to pay or reimburse the Advisers for administrative services expenses, which include all costs and expenses related to the Company’s day-to-day administration and management not related to advisory services, whether such administrative services were performed by a third party service provider or affiliates of the Advisers (“Internal Administrative Services”). The Advisers do not earn any profit under their provision of administrative services to the Company. For the three months ended March 31, 2020 and 2019, the Company incurred, and the Advisers waived the reimbursements of, Internal Administrative Services expenses of approximately $784,000 and $758,000, respectively. The Company and the Advisers entered into an expense support and conditional reimbursement agreement, as amended from time to time, which extends the period for waiver of reimbursement of Internal Administrative Services expenses accrued pursuant to the Investment Advisory Agreement and the Sub-Advisory Agreement through June 30, 2020. Since inception, the Advisers waived the reimbursement of total Internal Administrative Services expenses of $16.9 million. Waived Internal Administrative Services expenses are not subject to future reimbursement.

The table below outlines fees incurred and expense reimbursements payable to the Adviser, the Sub-Adviser and their respective affiliates for the three months ended March 31, 2020 and 2019 and amounts unpaid as of March 31, 2020 and December 31, 2019 (dollars in thousands).

	Incurred		Unpaid as of
	Three Months Ended March 31,		March 31, 2020	December 31, 2019
Type and Recipient	2020	2019
Offering Costs - the Adviser, Sub-Adviser	$88	$95	$—	$—
Other (2) - the Adviser	157	204	48	44
Selling Commissions - Dealer Manager	—	—	—	—
Dealer Manager Fee - Dealer Manager	—	—	—	—
Due to Affiliates			$48	$44

Base Management Fees - the Adviser, Sub-Adviser	4,994	5,726	$4,994	$5,388
Incentive Fees on Income - the Adviser, Sub-Adviser (1)	—	1,399	—	—
Base Management and Incentive Fees Payable			$4,994	$5,388

(1)	Net of amounts waived by the Advisers.

(2)	Includes amounts the Adviser paid on behalf of the Company such as general and administrative services expenses.

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

As of March 31, 2020, the Company has reimbursed the Advisers approximately $12.6 million since inception for offering costs. As of March 31, 2020, the Advisers carried a balance of approximately $668,000 for offering costs incurred on the Company’s behalf, net of reimbursement payments from the Company.

Note 11 – Share Repurchase Plan

Since inception of the share repurchase program in 2015, the Company has funded the repurchase of $103.0 million in shares of common stock. For the three months ended March 31, 2020 and 2019, the Company funded $6.1 million and $6.6 million, respectively, for shares of common stock tendered for repurchase under the plan approved by the board of directors.

For the Quarter Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered that were Repurchased	Repurchase Price per Share	Aggregate Consideration for Repurchased Shares
March 31, 2020	February 21, 2020	791,488.12	26.5%	$7.70	$6,094,455

On March 31, 2020, the Company’s board of directors unanimously approved a temporary suspension of the Company’s share repurchase program commencing with the second quarter of 2020. The board of directors determined that it was in the best interest of the Company to suspend the share repurchase program in order to preserve financial flexibility and liquidity given the potential prolonged impact of the coronavirus (“COVID-19”). Share repurchases for future quarters will be reevaluated by the board of directors based on circumstances and expectations at the time of consideration.

Note 12 – Commitments and Contingencies

As of March 31, 2020, the Company had a total of approximately $39.0 million in outstanding commitments comprising (i) 32 commitments to fund revolving loans that had not been fully drawn or term loans that had not been funded and (ii) five capital commitments that had not been fully called. The Company recognized unrealized depreciation of approximately $818,000 on the outstanding unfunded loan commitments and no unrealized appreciation or depreciation on the outstanding unfunded capital commitments during the three months ended March 31, 2020. As of December 31, 2019, the Company had a total of approximately $46.3 million in outstanding commitments comprising (i) 36 commitments to fund revolving loans that had not been fully drawn or term loans that had not been funded and (ii) five capital commitments that had not been fully called. The Company recognized unrealized appreciation of $323,000 on the outstanding unfunded loan commitments and no unrealized appreciation or depreciation on the outstanding unfunded capital commitments during the year ended December 31, 2019.

	Commitments and Contingencies
	(dollars in thousands)
	March 31, 2020	December 31, 2019

Unfunded Loan Commitments
Adams Publishing Group, LLC	$—	$762
American Nuts, LLC	247	247
American Trailer Rental Group, LLC	—	400
Analytical Systems Keco, LLC	200	200
Arcus Hunting, LLC	1,470	1,398
ASC Ortho Management Company, LLC	—	750
Boccella Precast Products, LLC	500	500
Centre Technologies Holdings, LLC	600	600
Chamberlin Holding, LLC	400	400
Chisholm Energy Holdings, LLC	1,429	1,429
CTVSH, PLLC	200	200

	Commitments and Contingencies
	(dollars in thousands)
	March 31, 2020	December 31, 2019

Direct Marketing Solutions, Inc.	$400	$400
DTE Enterprises, LLC	750	750
Dynamic Communities, LLC	250	250
Gamber-Johnson Holdings, LLC	300	300
GRT Rubber Technologies, Inc.	660	1,526
Guerdon Modular Holdings, Inc.	—	148
Hawk Ridge Systems, LLC	350	350
Hunter Defense Technologies, Inc.	3,540	3,540
HW Temps LLC	200	200
Independent Pet Partners Intermediate Holdings, LLC	6,126	9,357
Invincible Boat Company, LLC	648	648
J & J Services, Inc.	3,000	3,000
Kickhaefer Manufacturing Company, LLC	360	500
LL Management, Inc.	1,182	1,182
Lynx FBO Operating LLC	875	1,875
Mac Lean-Fogg Company	313	313
Market Force Information, Inc.	3	3
Mystic Logistics Holdings, LLC	200	200
NexRev, LLC	800	800
NinjaTrader, LLC	200	200
NuStep, LLC	300	300
SI East , LLC	2,500	2,500
TEAM Public Choices, LLC	351	351
Tedder Acquisition, LLC	140	140
Trantech Radiator Topco, LLC	400	400
Unfunded Capital Commitments
Brightwood Capital Fund III, LP	1,260	1,260
Brightwood Capital Fund IV, LP	1,000	1,000
Copper Trail Energy Fund I LP	3,416	3,416
Freeport Financial Funds	1,945	1,945
Harris Preston Fund Investments	2,526	2,526
Total	$39,041	$46,266

Note 13 – Subsequent Events

On April 24, 2020, HMS Funding entered into an amendment to the Deutsche Bank Credit Facility. As of April 24, 2020, the revolving period of the Deutsche Bank Credit Facility terminated, and the amortization period began. During such amortization period, no further advances or reinvestment of principal collections are permitted, and all monthly interest and principal proceeds from the Company's investments securing the Deutsche Bank Credit Facility (net of certain fees and expenses) will be applied against the outstanding advances on the facility. See Note 5 — Borrowings for further discussion regarding the amended Deutsche Bank Credit Facility.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is based on the condensed consolidated financial statements as of March 31, 2020 (unaudited) and December 31, 2019 and for the three months ended March 31, 2020 and 2019. Amounts as of December 31, 2019 included in the unaudited condensed consolidated financial statements have been derived from the Company’s audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, as well as the audited consolidated financial statements, notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2019. Capitalized terms used in this Item 2 have the same meaning as in the accompanying condensed consolidated financial statements in Item 1 unless otherwise defined in this Report.

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

Forward-Looking Statements

Some of the statements in this Report constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this Report may include statements as to:

•	our future operating results;

•	our business prospects and the prospects of our current and prospective portfolio companies;

•	the impact of the investments that we expect to make;

•	the ability of our portfolio companies to achieve their objectives, including as a result of the COVID-19 pandemic and recent drop in oil and gas prices;

•	our expected financings and investments;

•	the adequacy of our cash resources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•
changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets that could result in changes to the value of our assets, including changes from the impact of the current COVID-19 pandemic;

•	the impact of increased competition;

•	our ability to continue to effectively manage our business due to the disruptions caused by the current COVID-19 pandemic;

•	our contractual arrangements and relationships with third parties;

•	the dependence of our future success on the general economy, including general economic trends, and its impact on the industries in which we invest;

•	the relative and absolute performance of our investment adviser, HMS Adviser LP (the “Adviser”), a Texas limited partnership, including in identifying suitable investments for us;

•	our ability to make distributions to our stockholders;

•	the effects of applicable legislation and regulations and changes thereto; and

•	the impact of future acquisitions and divestitures.

In addition, words such as “anticipate,” “believe,” “expect” and “intend” indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this Report involve risks and uncertainties.

Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Part II — Item 1A. Risk Factors” and elsewhere in this Report and set forth in our annual report on Form 10-K for the year ended December 31, 2019. Other factors that could cause actual results to differ materially include:

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
COVID-19 Developments

The rapid spread of COVID-19, and the related effect on the U.S. and world economy, has had adverse consequences on the business operations of some of our portfolio companies and has adversely affected, and threatens to continue to adversely affect, our operations and the operations of our Advisers (including those relating to us). Our Advisers have been monitoring the COVID-19 pandemic and its impact on our business and the business of our portfolio companies and have been focused on proactively engaging with our portfolio companies in order to collaborate with the management teams to assess and evaluate the steps each portfolio company can take in response to the impacts of COVID-19.

We cannot predict the full impact of the COVID-19 pandemic, including its duration in the United States and worldwide and the magnitude of the economic impact of the outbreak, including with respect to the travel restrictions, business closures and other quarantine measures imposed on service providers and other individuals by various local, state, and federal governmental authorities, as well as non-U.S. governmental authorities. As such, the extent to which COVID-19 and/or other health pandemics may continue to negatively affect our portfolio companies’ operating results and financial condition, or the duration of any potential business or supply-chain disruption for us, our Advisers and/or our portfolio companies, is uncertain. Depending on the duration and extent of the disruption to the operations of our portfolio companies, we expect that certain portfolio companies, particularly those in at-risk industries such as retail, travel, hospitality and leisure, and oil, gas, and consumable fuels, among others, will experience financial distress and possibly default on their financial obligations to us and their other capital providers. We also expect that some of our portfolio companies may significantly curtail business operations, furlough or lay off employees and terminate service providers, and defer capital expenditures if subjected to prolonged and severe financial distress, which would likely impair their business on a permanent basis. These developments would likely result in a decrease in the value of our investment in any such portfolio company.

The COVID-19 pandemic and the related disruption and financial distress experienced by our portfolio companies have already had adverse material effects on our results of operations, which are described in further detail below, and we expect that such adverse effects will continue for the duration of the pandemic and potentially for some time thereafter. The effects of the COVID-19 pandemic have already caused a steep decline in leveraged loan market values, which affects the value of many of the loans we hold. In connection with the adverse effects of the COVID-19 pandemic, we may need to restructure our investments in some of our portfolio companies, which could result in reduced interest payments, an increase the amount of PIK interest we receive, or result in permanent impairments on our investments. The effects of the COVID-19 pandemic discussed above increase the risk that more of our portfolio investments may be placed on non-accrual status in the future. Any decreases in our net investment income would increase the portion of our cash flows dedicated to servicing our existing borrowings under the Credit Facilities and distribution payments to stockholders. If these amounts become unsustainable, we may be required to reduce the amount of our distributions to stockholders and/or convert a portion from cash to stock distributions.

As of March 31, 2020, we are permitted under the 1940 Act, as a BDC, to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowing. While we are in compliance with our asset coverage requirements under the 1940 Act as of March 31, 2020, the TIAA Credit Facility contains affirmative and negative covenants usual and customary for leveraged financings, including maintaining a minimum interest coverage ratio, maintaining a minimum asset coverage ratio, and maintaining a minimum consolidated tangible net worth. Similarly, the Deutsche Bank Credit Facility contains affirmative and negative covenants usual and customary for leveraged financings, including maintaining a positive tangible net worth and limitations on industry concentration. The Credit Facilities contain usual and customary default provisions, including default in payment of interest and principal or a breach of any covenant in the loan agreement or other credit documents and failure to cure such breach within defined periods. If we or HMS Funding fail to satisfy the respective covenants in each of the TIAA Credit Facility and the Deutsche Bank Credit Facility or are unable to cure any event of default or obtain a waiver from the applicable lender, it could result in foreclosure by the lenders under the applicable Credit Facility, which would accelerate our or HMS Funding’s respective repayment obligations under the facilities and thereby have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders. See “Item 1A — “Risk Factors — Risks Relating to Debt Financing — In addition to regulatory limitations on our ability to raise capital, the Credit Facilities contain various covenants, which, if not complied with, could accelerate our repayment obligations under the Credit Facilities, thereby materially and adversely affecting our liquidity, financial condition, results of operations and ability to pay distributions” included in our most recent Annual Report on Form 10-K and the other risk factors contained therein and in our subsequent filings with the SEC, including this Quarterly Report on Form 10-Q. Neither we nor HMS Funding were in default under either of the Credit Facilities as of March 31, 2020.

We are also subject to financial risks, including changes in market interest rates. As of March 31, 2020, approximately $737.5 million (amortized cost) of our debt portfolio investments bore interest at variable rates, which generally are LIBOR-based (or based on an equivalent applicable currency rate), and many of which are subject to certain floors. In addition, each of the Credit Facilities have floating rate interest provisions. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in LIBOR are not offset by a corresponding increase in the spread over LIBOR that we earn on any portfolio investments, a decrease in our operating expenses, including with respect to our subordinated incentive fee on income, or a decrease in the interest rate of our floating interest rate liabilities tied to LIBOR. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for an analysis of the impact of hypothetical base rate changes in interest rates.

In response to COVID-19, our Sub-Adviser has focused its portfolio investment team’s efforts on proactively engaging with our portfolio companies. More specifically, its efforts are focused on collaborating with the management teams of the Company’s LMM portfolio companies to assess and evaluate the steps each portfolio company can take in response to the impacts of COVID-19, including offering insights and assistance to these companies as they navigate this environment and analyze the numerous government programs which are now available. We will continue to monitor the rapidly evolving situation relating to the COVID-19 pandemic and guidance from U.S. and international authorities, including federal, state and local public health authorities and may take additional actions based on their recommendations. In these circumstances, there may be developments outside our control requiring us to adjust our plan of operation. As such, given the dynamic nature of this situation, we cannot reasonably estimate the impacts of COVID-19 on our financial condition, results of operations or cash flows in the future. However, we do expect that it will have a material adverse impact on our future net investment income, the fair value of our portfolio investments, and the results of operations and financial condition of our portfolio companies.

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

We previously registered for sale up to 150,000,000 shares of common stock pursuant to a registration statement on Form N-2 (File No. 333-178548) which was initially declared effective by the SEC on June 4, 2012 (the “Initial Offering”). The Initial Offering terminated on December 1, 2015. We raised approximately $601.2 million in the Initial Offering, including proceeds from the dividend reinvestment plan of approximately $22.0 million. We also registered for sale up to $1,500,000,000 worth of shares of common stock (the “Offering”) pursuant to a new registration statement on Form N-2 (File No. 333-204659), as amended. With the approval of our board of directors, we closed the Offering to new investors effective September 30, 2017. Through March 31, 2020, we raised approximately $242.2 million in the Offering, including proceeds from the distribution reinvestment plan of approximately $110.5 million.

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

As of March 31, 2020, we had investments in 36 Middle Market debt investments, 53 Private Loan debt investments, 41 LMM debt investments, 45 LMM equity investments, eight Middle Market equity investments, 20 Private Loan equity investments and eight Other Portfolio investments with an aggregate fair value of approximately $894.9 million, a cost basis of approximately $1,001.4 million and a weighted average effective annual yield of approximately 8.3%. The weighted average annual yield was calculated using the effective interest rates for all investments at March 31, 2020, including accretion of original issue discount and amortization of premium to par value, the amortization of fees received in connection with transactions, and assumes zero yield for investments on non-accrual status. Approximately 80.6% and 4.2% of our total portfolio investments (at fair value, excluding our Other Portfolio investments) were secured by first priority liens and second priority liens, respectively, on portfolio company assets with the remainder in unsecured debt investments and equity investments.

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

CRITICAL ACCOUNTING POLICIES

Each of our critical accounting policies involves the use of estimates that require management to make assumptions that are subjective in nature. Management relies on its experience, collects historical and current market data, and analyzes these assumptions in order to arrive at what it believes to be reasonable estimates. In addition, application of these accounting policies involves the exercise of judgments regarding assumptions as to future uncertainties. Actual results could materially differ from these estimates. A disclosure of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2019 in Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no changes to our critical accounting policies during 2020, except to the extent described below.

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

PORTFOLIO INVESTMENT COMPOSITION

Our Middle Market portfolio investments primarily consist of direct or secondary purchases of interest-bearing debt securities in companies that are generally larger in size than the LMM companies included in our LMM portfolio. While our Middle Market debt investments are generally secured by a first priority lien, 9.6% of the fair value of our Middle Market portfolio, as of March 31, 2020, is secured by second priority liens.

As of March 31, 2020, our LMM portfolio primarily consists of debt investments secured by a first priority lien (58.2% of the total fair value of the LMM portfolio) on the assets of the portfolio companies and equity investments (41.4% of the total fair value of the LMM portfolio) in privately held LMM companies. The LMM debt investments generally mature between five and seven years from the original investment date. The LMM equity investments represent an equity position or the right to acquire an equity position through warrants.

As of March 31, 2020, our Private Loan portfolio primarily consists of debt investments secured by first and second priority liens (89.5% and 3.6% of the total fair value of the Private Loan portfolio, respectively) on the assets of the portfolio companies, unsecured debt investments (2.9% of the total fair value of the Private Loan portfolio) and equity investments (4.0% of the total fair value of the Private Loan portfolio) in Private Loan companies. The Private Loan debt investments typically have stated terms between three and seven years from the original investment date. The Private Loan equity investments represent an equity position or the right to acquire an equity position through warrants.

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

During the three months ended March 31, 2020, we funded investment purchases of approximately $46.9 million and had one investment under contract to purchase as of March 31, 2020 for an aggregate purchase price of approximately $1.9 million, which settled or was scheduled to settle after March 31, 2020. We also received proceeds from sales and repayments of existing portfolio investments of approximately $86.5 million, including $32.2 million in sales. We had no investments under contract to sell as of March 31, 2020. The combined result of these transactions decreased our portfolio, on a cost basis, by approximately $38.6 million, or 3.7%, and increased the number of portfolio investments by one, or 0.5%, compared to the portfolio as of December 31, 2019. As of March 31, 2020, the largest investment in an individual portfolio company represented approximately 3.4% of our portfolio’s fair value, with remaining investments in any individual portfolio company ranging from 0.0% to 2.3%. The average investment in our portfolio is approximately $4.2 million or 0.5% of our total portfolio as of March 31, 2020. Our portfolio extends across individual portfolio investments, geographic regions, and industries. Further, our total portfolio’s investment composition (excluding our Other Portfolio investments) at fair value comprises 80.6% first lien debt securities and 4.2% second lien debt securities, with the remainder in unsecured debt investments and equity investments. First lien debt securities have priority over subordinated debt owed by the issuer with respect to the collateral pledged as security for the loan. Due to the relative priority of payment of first lien investments, these generally have lower yields than lower priority, less secured investments.

During the three months ended March 31, 2019, we made investment purchases of approximately $34.2 million and had one investment under contract to purchase as of March 31, 2019 for an aggregate purchase price of approximately $1.8 million, which settled after March 31, 2019. We also received proceeds from sales and repayments of existing portfolio investments of approximately $39.0 million including $24.9 million in sales and had one investment under contract to sell as of March 31, 2019 for approximately $809,000, which represented the contract sales price.

Based upon our investment rating system, which is described further below, the weighted average rating of our LMM investment portfolio was approximately 2.3 and 2.4 as of March 31, 2020 and December 31, 2019, respectively. See “Portfolio Asset Quality” below for a description of the system used to rate our investments. Lastly, the overall weighted average effective yield on our investment portfolio was 8.3% and 8.7% as of March 31, 2020 and December 31, 2019, respectively.

Summaries of the composition of our total investment portfolio at cost and fair value are shown in the following tables (this information excludes Other Portfolio investments):

	March 31, 2020				December 31, 2019
Cost:	LMM	Private Loan	Middle Market	Total	LMM	Private Loan	Middle Market	Total
First Lien Secured Debt	66.7%	90.1%	82.7%	83.0%	68.0%	90.4%	84.8%	84.3%
Second Lien Secured Debt	0.3	3.5	11.5	5.2	0.4	3.5	10.1	4.9
Unsecured Debt	0.1	2.6	0.7	1.5	0.1	2.5	0.6	1.4
Equity	32.3	3.7	5.1	10.1	30.9	3.5	4.5	9.2
Equity warrants	0.6	0.1	—	0.2	0.6	0.1	—	0.2
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	March 31, 2020				December 31, 2019
Fair Value:	LMM	Private Loan	Middle Market	Total	LMM	Private Loan	Middle Market	Total
First Lien Secured Debt	58.2%	89.5%	86.5%	80.6%	57.2%	89.7%	88.1%	81.8%
Second Lien Secured Debt	0.3	3.6	9.6	4.2	0.3	3.5	8.5	4.1
Unsecured Debt	0.1	2.9	0.9	1.7	0.1	2.5	0.6	1.4
Equity	41.3	3.6	3.0	13.3	42.3	4	2.8	12.5
Equity warrants	0.1	0.4	—	0.2	0.1	0.3	—	0.2
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

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

For the three months ended March 31, 2019, we recognized approximately $546,000 of dividend income in respect of our investment in HMS-ORIX.

The following table shows the summarized financial information for HMS-ORIX for the three months ended March 31, 2019 (dollars in thousands):

HMS-ORIX SLF LLC
Statement of Operations
(dollars in thousands)
Three Months Ended March 31, 2019
Investment income
Interest income	$2,548
Dividend income	—
Fee income	—
Other income	—
Total investment income	2,548
Expenses
Interest expense	1,247
Other expenses	—
General and administrative expenses	11
Total expenses	1,258
Net investment income	1,290
Net realized loss from investments	(1)
Net realized income	1,289
Net change in unrealized appreciation on investments	4,639
Net increase in net assets resulting from operations	$5,928

PORTFOLIO ASSET QUALITY

As of March 31, 2020, we owned a broad portfolio of 211 investments in 123 companies representing a wide range of industries. We believe that this broad portfolio adds to the structural protection of the portfolio, revenue sources, income, cash flows and dividends. The portfolio included the following:

▪
36 debt investments in 32 Middle Market portfolio companies with an aggregate fair value of approximately $193.7 million and a cost basis of approximately $259.9 million. The Middle Market debt investments had a weighted average annual effective yield of approximately 7.7%, which is calculated assuming the investments on non-accrual status have a zero yield, and 89.2% of the Middle Market debt investments were secured by first priority liens. Further, 97.9% of the Middle Market debt investments contain variable interest rates, though a majority of the investments with variable rates are subject to contractual minimum base interest rates between 100 and 150 basis points.

▪
53 debt investments in 46 Private Loan portfolio companies with an aggregate fair value of approximately $414.0 million and a cost basis of approximately $455.3 million. The Private Loan debt investments had a weighted average annual effective yield of approximately 9.5%, which is calculated assuming the investments on non-accrual status have a zero yield, and 93.3% of the Private Loan debt investments were secured by first priority liens. Further, 95.2% of the Private Loan debt investments contain variable interest rates, though a majority of the investments with variable interest rates are subject to contractual minimum base interest rates between 100 and 150 basis points.

▪
41 debt investments in 33 LMM portfolio companies with an aggregate fair value of approximately $130.3 million and a cost basis of approximately $134.4 million. The LMM debt investments had a weighted average annual effective yield of approximately 11.6%, and 99.4% of the debt investments were secured by first priority liens. Also, 58.1% of the LMM debt investments are fixed rate investments with fixed interest rates between 8.0% and 15.0%. Also, 27 LMM debt investments, representing approximately 41.9% of the LMM debt investments have variable interest rates subject to a contractual minimum base interest rate of 100 basis points.

▪
74 equity investments and seven equity warrant investments in 34 LMM portfolio companies, 12 Private Loan portfolio companies, seven Middle Market portfolio companies and six Other Portfolio companies with an aggregate fair value of approximately $156.8 million and a cost basis of approximately $151.8 million.

Overall, as of March 31, 2020, our investment portfolio had a weighted average effective yield on our investments of approximately 8.3%, and 76.9% of our total portfolio’s investments (including our Other Portfolio investments) were secured by first priority liens.

As of March 31, 2020, we had 10 investments in seven portfolio companies that were on non-accrual status, which comprised approximately 1.9% of our total investment portfolio at fair value and 5.2% of the total investment portfolio at cost. As of December 31, 2019, we had eight investments in five portfolio companies that were on non-accrual status, which comprised approximately 1.5% of the total investment portfolio at fair value and 2.9% of the total investment portfolio at cost. For those investments in which S&P credit ratings are available, which represents approximately 19.8% of the portfolio as of March 31, 2020, the portfolio had a weighted average effective credit rating of B.

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

The following table shows the distribution of our LMM portfolio investments on the 1 to 5 investment rating system of our Sub-Adviser at fair value as of March 31, 2020 and December 31, 2019 (dollars in thousands):

	March 31, 2020		December 31, 2019
Investment Rating	Investments at Fair Value	Percentage of Total LMM Portfolio	Investments at Fair Value	Percentage of Total LMM Portfolio
1	$99,484	44.7%	$86,453	38.4%
2	8,504	3.8	28,130	12.5
3	57,495	25.8	48,597	21.6
4	57,138	25.7	61,941	27.5
5	—	—	—	—
Total	$222,621	100.0%	$225,121	100.0%

Based upon this investment rating system, the weighted average rating of our LMM portfolio at fair value was approximately 2.3 and 2.4 as of March 31, 2020 and December 31, 2019, respectively.

DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS COMPARISONS FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND MARCH 31, 2019

Total Investment Income, Expenses, Net Assets

For the three months ended March 31, 2020 and 2019, our total investment income was approximately $24.0 million and $29.2 million, respectively, consisting predominately of interest income and dividend income. The decrease in total investment income was primarily driven by a decrease in interest income of approximately $4.4 million and a decrease in dividend income of approximately $0.9 million. The decrease in interest income was primarily due to (i) a decrease in the weighted average annual effective yield on investments in our portfolio from 9.6% as of March 31, 2019 to 8.3% as of March 31, 2020, (ii) interest income write-offs due to an increase in non-accrual investments in our portfolio, and (iii) a decrease in the aggregate par value of the debt investments in our portfolio.

For the three months ended March 31, 2020 and 2019, we recognized $575,000 and $361,000, respectively, of non-recurring fee income received from our portfolio companies or other third parties, which accounted for approximately 2.4% and 1.2%, respectively, of our total investment income during such periods.  Such fee income is transaction based and typically consists of prepayment fees, structuring fees, amendment and consent fees and other non-recurring fees. As such, future fee income is generally dependent on new direct origination investments and the occurrence of prepayments and other events at existing portfolio companies resulting in such fees.

For the three months ended March 31, 2020 and 2019, expenses, net of internal administrative services expense waivers, were approximately $11.5 million and $15.3 million, respectively. The decrease in expenses is primarily due to a decrease in the subordinated incentive fee on income of $1.4 million and a decrease in interest expense of approximately $1.9 million. Due to a decline in net investment income, which is the metric on which the subordinated incentive fee on income is calculated, the Advisers did not earn a subordinated incentive fee on income for the three months ended March 31, 2020, while the Advisers earned a subordinated incentive fee on income of $1.4 million for the three months ended March 31, 2019. Interest expense was lower for the three months ended March 31, 2020 due to (i) a decrease in the annualized interest rate on our borrowings, from approximately 5.1% as of March 31, 2019 to approximately 3.5% as of March 31, 2020 and (ii) lower average Credit Facilities borrowings during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019.

For the three months ended March 31, 2020, the net decrease in net assets resulting from operations (gross of stockholder distributions declared) was approximately $85.8 million. The decrease was attributable to (i) a net change in unrealized depreciation on investments of approximately $94.9 million and (ii) net realized loss on investments of approximately $3.4 million, offset by net investment income of approximately $12.5 million.

For the three months ended March 31, 2019, the net increase in net assets resulting from operations (gross of stockholder distributions declared) was approximately $18.8 million. The increase was attributable to (i) net investment income of approximately $13.9 million and (ii) a net change in unrealized appreciation on investments of approximately $12.1 million, offset by net realized loss on investments of approximately $7.1 million.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Overview

As of March 31, 2020, we had approximately $16.3 million in cash and cash equivalents, which we held in various custodial accounts. In addition, as of March 31, 2020, we had $177.0 million in undrawn commitments under the Credit Facilities, in the aggregate, subject to borrowing base restrictions and asset coverage limitations under the 1940 Act. To seek to enhance our returns, we intend to continue to employ leverage as market conditions permit and at the discretion of our Adviser, subject to asset coverage restrictions under the 1940 Act. See “Financial Condition, Liquidity and Capital Resources — Financing Arrangements.”

As of March 31, 2020, we had 32 senior secured loan investments and five equity investments with aggregate unfunded commitments of $39.0 million. We believe that we maintain sufficient cash and cash equivalents on hand and available borrowings to fund such unfunded commitments should the need arise.

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

Liquidity and Capital Resources

Cash Flows

For the three months ended March 31, 2020, we experienced a net decrease in cash and cash equivalents of approximately $5.6 million. During that period, approximately $50.9 million of cash was generated from our operating activities, which principally consisted of principal repayments from and sales of investments in portfolio companies of $86.5 million and net realized income (net decrease in net assets resulting from operations less the net change in unrealized depreciation) of $9.1 million, offset by the purchase of new portfolio investments of $46.9 million. During the three months ended March 31, 2020, approximately $56.5 million was used in financing activities, which principally consisted of a net $42.0 million decrease in borrowings under the Credit Facilities, $6.1 million used for the redemption of our common stock and $7.8 million in cash distributions paid to stockholders.

For the three months ended March 31, 2019, we experienced a net decrease in cash and cash equivalents of approximately $3.4 million. During that period, approximately $19.4 million of cash was generated from our operating activities, which principally consisted of the principal repayments from and sales of investments in portfolio companies of $39.0 million and a net increase in net assets resulting from operations of approximately $18.8 million, offset by purchase of new portfolio investments of $34.2 million. During the three months ended March 31, 2019, approximately $22.9 million was used in financing activities, which principally consisted of a net $9.0 million decrease in borrowings under the Credit Facilities, $6.6 million in cash used for the redemption of our common stock and $7.2 million in cash distributions paid to stockholders.
Continuous Public Offering

With the approval of our board of directors, we closed the Offering to new investors effective September 30, 2017. During the three months ended March 31, 2020, we raised proceeds of $5.9 million from our distribution reinvestment plan.

During the three months ended March 31, 2019, we raised proceeds of $6.4 million from our distribution reinvestment plan.

Distributions

The following table reflects the cash distributions per share that we have declared on our common stock during the three months ended March 31, 2020 and 2019 (dollars in thousands except per share amounts).

	Distributions
	Per Share	Amount
2020
Three months ended March 31, 2020	$0.17	$13,730
2019
Three months ended March 31, 2019	$0.17	$13,606

On March 5, 2020, with the authorization of our board of directors, we declared distributions to our stockholders for the period of April 2020 through June 2020. These distributions have been, or will be, calculated based on stockholders of record each day from April 1, 2020 through June 30, 2020 in an amount equal to $0.00191781 per share, per day. Distributions are paid on the first business day following the completion of each month to which they relate.

For the years ending December 31, 2019, 2018 and 2017, respectively, the tax characteristics of distributions paid to stockholders were as follow (amounts in thousands):

	Year Ended December 31,
Tax Characteristics of Distributions	2019		2018		2017

Ordinary income	$53,297	96.65%	$50,274	90.56%	$52,473	96.43%
Capital gain distributions	1,848	3.35	5,238	9.44	1,941	3.57
Total	$55,145	100.00%	$55,512	100.00%	$54,414	100.00%
The determination of the tax attributes of our distributions is made annually at the end of our taxable year, based upon our taxable income for the full taxable year and distributions paid for the full taxable year. Therefore, a determination made on an interim basis may not be representative of the actual tax attributes of distributions for a full year. If we had determined the tax attributes of our distributions taxable year-to-date as of March 31, 2020, 100% would be from our current and accumulated earnings and profits. However, there can be no certainty to stockholders that this determination is representative of what the actual tax attributes of our fiscal and taxable years ending December 31, 2020 distributions to stockholders will be. The actual tax characteristics of distributions to stockholders will be reported to the Internal Revenue Service and stockholders subject to information reporting after the close of each calendar year on Form 1099-DIV.

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

The timing, amount and nature (cash or stock distributions) of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of our board of directors.

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

Financing Arrangements

We anticipate that we will continue to fund our investment activities through existing cash, capital raised from our stock offerings, if any, proceeds from our dividend reinvestment plan and borrowings on the Credit Facilities. However, with the approval of our board of directors, we closed the Offering to new investors effective September 30, 2017. Due to the impacts of the COVID-19 pandemic, our primary uses of funds in the short-term are expected to be to fund draws on unfunded commitments on existing investments in portfolio companies, operating expenses and cash distributions to holders of our common stock.

As of March 31, 2020, we had $90.0 million outstanding and $40.0 million of undrawn commitments under our TIAA Credit Facility, and $313.0 million outstanding and $137.0 million of undrawn commitments under the Deutsche Bank Credit Facility, both of which we estimated approximated fair value. Effective April 24, 2020, HMS Funding amended the Deutsche Bank Credit Facility to, among other things, terminate the facility’s revolver commitments and begin the amortization period of the facility. During such amortization period, no further advances or reinvestment of principal proceeds are permitted and all interest and principal proceeds received from the investments securing the facility (net of certain fees and expenses) will be applied against the outstanding advances on the facility. Availability under each of the Credit Facilities is subject to certain borrowing base limitations and the asset coverage restrictions under the 1940 Act. For further information on our Credit Facilities, including key terms and financial covenants, refer to Note 6 — Borrowings to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019 as well as Note 5 — Borrowings to the condensed consolidated financial statements included elsewhere in this Report.

As a BDC, we are permitted, under specified conditions, to issue “senior securities,” including borrowing money from banks or other financial institutions, only in amounts such that our asset coverage, as that term is defined in the 1940 Act, immediately after each such issuance is at least equal to the percentage set forth in Section 61 of the 1940 Act that is applicable to us at such time. Prior to the enactment of the SBCAA in March 2018, the asset coverage requirement applicable to BDCs was 200%. The SBCAA permits a BDC to be subject to an asset coverage requirement of 150% so long as it meets certain disclosure requirements and obtains certain approvals and, in the case of an unlisted BDC, makes an offer to repurchase the shares of its stockholders as of the date of the requisite approval. The reduced asset coverage requirement permits a BDC to have a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement. Effectiveness of the reduced asset coverage requirements to a BDC requires approval by either (1) a “required majority” (as defined in Section 57(o) of the 1940 Act) of such BDC’s board of directors with effectiveness one year after the date of such approval or (2) a majority of the votes cast at a special or annual meeting of such BDC’s stockholders at which a quorum is present, which is effective the day after such stockholder approval. We have not requested or obtained either such approval. As of March 31, 2020 and December 31, 2019, our asset coverage ratio under BDC regulations was 226% and 237%, respectively.

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

 Contractual Obligations

As of March 31, 2020, we had $403.0 million in borrowings outstanding under the Credit Facilities. Our TIAA Credit Facility will mature March 6, 2023, with two one-year extension options, subject to lender approval, and the Deutsche Bank Credit Facility will mature on November 20, 2022. See Note 5 — Borrowings to the financial statements included elsewhere in this Report for a description of the Credit Facilities.

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings at March 31, 2020 is as follows:

	Payments Due By Period (dollars in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
TIAA Credit Facility (1)	$90,000	$—	$90,000	$—	$—
Deutsche Bank Credit Facility (2)	313,000	—	313,000	—	—
Total Credit Facilities	$403,000	$—	$403,000	$—	$—

(1)
At March 31, 2020, we had $40.0 million of undrawn revolver commitments under our TIAA Credit Facility; however, our borrowing ability is limited by borrowing base restrictions and asset coverage restrictions imposed by the 1940 Act, as discussed above.

(2)
At March 31, 2020, HMS Funding had $137.0 million of undrawn revolver commitments under the Deutsche Bank Credit Facility; however, our borrowing ability was limited by borrowing base restrictions and asset coverage restrictions imposed by the 1940 Act, as discussed above.

Off-Balance Sheet Arrangements

As of March 31, 2020, we had a total of approximately $39.0 million in outstanding commitments comprised of (i) 32 commitments to fund revolving loans that had not been fully drawn or term loans that had not been funded and (ii) five capital commitments that had not been fully called. We recognized unrealized depreciation of approximately $818,000 on our outstanding unfunded loan commitments and no unrealized appreciation or depreciation on our outstanding unfunded capital commitments during the three months ended March 31, 2020. We reasonably believe that we maintain sufficient assets and available borrowings to adequately cover and allow us to satisfy our outstanding unfunded commitments should the need arise. As of December 31, 2019, we had a total of approximately $46.3 million in outstanding commitments comprised of (i) 36 commitments to fund revolving loans that had not been fully drawn or term loans that had not been funded and (ii) five capital commitments that had not been fully called. We recognized unrealized appreciation of approximately $323,000 on our outstanding unfunded loan commitments and no unrealized appreciation or depreciation on our outstanding unfunded capital commitments during the year ended December 31, 2019.

	Commitments and Contingencies
	(dollars in thousands)
	March 31, 2020	December 31, 2019

Unfunded Loan Commitments
Adams Publishing Group, LLC	$—	$762
American Nuts, LLC	247	247
American Trailer Rental Group, LLC	—	400
Analytical Systems Keco, LLC	200	200
Arcus Hunting, LLC	1,470	1,398
ASC Ortho Management Company, LLC	—	750
Boccella Precast Products, LLC	500	500
Centre Technologies Holdings, LLC	600	600
Chamberlin Holding, LLC	400	400
Chisholm Energy Holdings, LLC	1,429	1,429
CTVSH, PLLC	200	200
Direct Marketing Solutions, Inc.	400	400
DTE Enterprises, LLC	750	750
Dynamic Communities, LLC	250	250
Gamber-Johnson Holdings, LLC	300	300
GRT Rubber Technologies, Inc.	660	1,526
Guerdon Modular Holdings, Inc.	—	148
Hawk Ridge Systems, LLC	350	350
Hunter Defense Technologies, Inc.	3,540	3,540

	Commitments and Contingencies
	(dollars in thousands)
	March 31, 2020	December 31, 2019

HW Temps LLC	$200	$200
Independent Pet Partners Intermediate Holdings, LLC	6,126	9,357
Invincible Boat Company, LLC	648	648
J & J Services, Inc.	3,000	3,000
Kickhaefer Manufacturing Company, LLC	360	500
LL Management, Inc.	1,182	1,182
Lynx FBO Operating LLC	875	1,875
Mac Lean-Fogg Company	313	313
Market Force Information, Inc.	3	3
Mystic Logistics Holdings, LLC	200	200
NexRev, LLC	800	800
NinjaTrader, LLC	200	200
NuStep, LLC	300	300
SI East , LLC	2,500	2,500
TEAM Public Choices, LLC	351	351
Tedder Acquisition, LLC	140	140
Trantech Radiator Topco, LLC	400	400
Unfunded Capital Commitments
Brightwood Capital Fund III, LP	1,260	1,260
Brightwood Capital Fund IV, LP	1,000	1,000
Copper Trail Energy Fund I LP	3,416	3,416
Freeport Financial Funds	1,945	1,945
Harris Preston Fund Investments	2,526	2,526
Total	$39,041	$46,266

Recent Developments and Subsequent Events

On April 24, 2020, HMS Funding entered into an amendment to the Deutsche Bank Credit Facility. As of April 24, 2020, the revolving period of the Deutsche Bank Credit Facility terminated, and the amortization period began. During such amortization period, no further advances or reinvestment of principal collections are permitted, and all monthly interest and principal proceeds from our investments securing the Deutsche Bank Credit Facility (net of certain fees and expenses) will be applied against the outstanding advances on the facility.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, in particular changes in interest rates and market risk.

Interest Rate Risk

Changes in interest rates may affect our interest income from portfolio investments, the fair value of our fixed income investments, and our cost of funding.

Our interest income will be affected by changes in various interest rates, including LIBOR and prime rates, to the extent any of our debt investments include floating interest rates. We generally invest in floating rate debt instruments, meaning that the interest rate payable on such instrument resets periodically based upon changes in a specified interest rate index, typically the one-month or three-month LIBOR. As of March 31, 2020, approximately 86.8% of our LMM, Private Loan, and Middle Market portfolio debt investments (based on cost) contained floating interest rates. As of March 31, 2020, the one-month LIBOR was approximately 0.99% and the three-month LIBOR was approximately 1.45%. Many of our investments provide that the specified interest rate index on such instruments will never fall below a level, or floor, generally between 100 and 150 basis points regardless of the level of the specified index rate, which minimizes the negative impact to our interest income that would result from a decline in index rates.

The COVID-19 pandemic has resulted in a decrease in LIBOR and a general reduction of certain interest rates by the U.S. Federal Reserve and other central banks. A continued decline in interest rates, including LIBOR, could result in a reduction of our gross investment income. In addition, our net investment income could also decline if such decreases in LIBOR are not offset by, among other things, a corresponding increase in the spread over LIBOR in our portfolio investments, a decrease in our operating expenses, or a decrease in the interest rates of our liabilities that are tied to LIBOR. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — COVID-19 Developments.”

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

The following table shows the approximate annualized increase or decrease (dollars in thousands) in the components of net investment income due to hypothetical interest rate index changes, assuming no changes in our investments and borrowings as of March 31, 2020.

Change in interest rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 100 basis points	$(2,703)	$(4,030)	$1,327
Down 50 basis points	(2,227)	(2,015)	(212)
Up 50 basis points	3,445	2,015	1,430
Up 100 basis points	7,121	4,030	3,091
Up 200 basis points	14,598	8,060	6,538

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

If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. As of March 31, 2020, we had not entered into any interest rate hedging arrangements.

Market Risk

The market value of a security may move up or down, sometimes rapidly and unpredictably. These fluctuations may cause a security to be worth less than the price originally paid for it, or less than it was worth at an earlier time. Market risk may affect a single issuer, industry, sector of the economy or the market as a whole. Global economies and financial markets are increasingly interconnected, which increases the probabilities that conditions in one country or region might adversely impact issuers in a different country or region. Conditions affecting the general economy, including political, social, or economic instability at the local, regional, or global level may also affect the market value of a security. Health crises, such as pandemic and epidemic diseases, as well as other incidents that interrupt the expected course of events, such as natural disasters, war or civil disturbance, acts of terrorism, power outages and other unforeseeable and external events, and the public response to or fear of such diseases or events, have and may in the future have an adverse effect on a company’s investments and net asset value and can lead to increased market volatility. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — COVID-19 Developments.”

Item 4.    Controls and Procedures.

In accordance with the Exchange Act, Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2020 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We have not experienced any material impact to our internal control over financial reporting to date as a result of the majority of the employees of our Advisers working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the effects of the COVID-19 pandemic on our internal control over financial reporting to seek to minimize any impact to their operating effectiveness.

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act), during the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors.

In addition to the risk factors set forth below and the other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our annual report on Form 10-K for the year ended December 31, 2019, which could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

We are operating in a period of capital markets disruption and economic uncertainty. These conditions have affected and any future disruptions or instability in capital markets could have a material adverse effect on our business, financial condition and results of operations.

From time to time, the global capital markets may experience periods of disruption and instability, which could materially and adversely impact the broader financial and credit markets and reduce the availability to us of debt and equity capital. The outbreak of COVID-19 (also referred to as the “coronavirus”) beginning in late 2019 and subsequently spreading across the world, including to the United States, has had and could continue to lead to extreme volatility and disruptions in local, regional, national and global markets and economies affected thereby. The COVID-19 pandemic has affected and will continue to affect the portfolio companies in which we invest. The COVID-19 outbreak has resulted in, and until fully resolved is likely to continue to result in, the following among other things: (i) imposition by various local, state, and federal governmental authorities of various forms of travel restrictions, business closures and other quarantine measures, resulting in significant disruption to the businesses of many LMM and Middle Market portfolio companies including supply chains, demand and practical aspects of their operations, as well as in lay-offs or furloughs of employees and deferral of capital expenditures, and, while these effects are hoped to be temporary, some effects could be persistent or even permanent; (ii) increased draws by borrowers on revolving lines of credit; (iii) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (iv) volatility and disruption of markets including greater volatility in pricing and spreads, difficulty in valuing loans during periods of increased volatility, and liquidity issues; (v) reduction in certain interest rates by the U.S. Federal Reserve and other central banks and decreased LIBOR; (vi) unfavorable economic conditions that would be expected to increase borrowers’ funding costs, limit borrowers’ access to the capital markets or result in a decision by lenders not to extend credit to borrowers; and (vii) rapidly evolving proposals and/or actions by local, state and federal governments to address problems being experienced by the markets and by businesses and the economy in general which will not necessarily adequately address the problems facing the loan market and LMM and Middle Market businesses.

The COVID-19 pandemic and the related disruption and financial distress experienced by our portfolio companies have had a material adverse effect on our investment income, particularly our interest income, received from our investments, and we expect that such adverse effects will continue for the duration of the pandemic and potentially for some time thereafter. The effects of the COVID-19 pandemic have caused a steep decline in leveraged loan market values, which affects the value of many of the loans we hold. In connection with the adverse effects of the COVID-19 pandemic, we may need to restructure our investments in some of our portfolio companies, which could result in reduced interest payments, an increase the amount of PIK interest we receive, or permanent impairments on our investments. In addition, the effects of the COVID-19 pandemic increase the risk that more of our portfolio investments may be placed on non-accrual status in the future. Any decreases in our net investment income would increase the portion of our cash flows dedicated to servicing our existing borrowings under the Deutsche Bank Credit Facility and the TIAA Credit Facility (combined, the “Credit Facilities”) and distribution payments to stockholders. If these amounts become unsustainable, we may be required to reduce the amount of our distributions to stockholders.

Such capital markets disruptions and instability have also occurred in the past and may occur in the future. For example, between 2008 and 2009, instability in the global capital markets resulted in disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the repricing of credit risk in the broadly syndicated credit market and the failure of major domestic and international financial institutions. In particular, the financial services sector was negatively impacted by significant write-offs as the value of the assets held by financial firms declined, impairing their capital positions and abilities to lend and invest. The full implications of the decision by the United Kingdom to withdraw from the European Union are unclear at present. In addition, U.S. government shutdowns, including the partial government shutdown that ended in January 2019, may cause disruptions or instability in capital markets, and the implications of policies that may be enacted from time to time on capital markets may not be clear at the time of proposal or enactment. Furthermore, uncertainty between the United States and other countries with respect to trade policies, treaties and tariffs, among other factors, have caused disruptions in the global markets, including markets in which we participate, and we cannot assure you that these market conditions will continue or worsen in the future.

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

Volatility and dislocation in the capital markets could create a challenging environment in which to raise or access capital, including, for example, by making it difficult to extend the maturity of or refinance our existing indebtedness or obtain new indebtedness with similar terms. Significant changes or volatility in the capital markets may also have a negative effect on the valuations of our investments. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity) and impairments of the market values or FMV of our investments, even if unrealized, must be reflected in our financial statements for the applicable period, which could result in significant reductions to our NAV for such period. As a BDC, we are generally not able to issue additional shares of our common stock at a price less than our NAV without first obtaining approval for such issuance from our stockholders and our independent directors. Significant changes in the capital markets may also affect the pace of our investment activity and the potential for liquidity events involving our investments. Thus, the illiquidity of our investments may make it difficult for us to sell investments to access capital if required, and as a result, we could realize significantly less than the value at which we have recorded then.

Events outside of our control, including public health crises, such as the COVID-19 pandemic, may negatively affect our portfolio companies and the results of our operations.

Periods of market volatility have occurred and may continue to occur in response to pandemics or other events outside of our control. These types of events have adversely affected and could continue to adversely affect our and our portfolio companies' operating results. For example, the outbreak of COVID-19 that began in late 2019 has resulted in restrictions on travel and the temporary closure of many corporate offices, retail stores, and manufacturing facilities and factories in affected jurisdictions, including the United States. In addition to these developments having adverse consequences for us and our portfolio companies, the operations of our Advisers (including those relating to us) could be adversely impacted, including through quarantine measures and travel restrictions imposed on their personnel or service providers based or temporarily located in affected countries, or any related health issues of such personnel or service providers. As the potential impact of COVID-19 is difficult to predict, the extent to which COVID-19 and/or other health pandemics may continue to negatively affect our and our portfolio companies' operating results and financial condition, or the duration of any potential business or supply-chain disruption for us, our Advisers and/or our portfolio companies, is uncertain. Any potential impact to our results will depend to a large extent on future developments and new information that may emerge regarding the duration and severity of the coronavirus and the actions taken by authorities and other entities to contain COVID-19 or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our and our portfolio companies' operating results.

Our share repurchase program allows us to repurchase our stockholders’ shares on a quarterly basis, subject to certain restrictions and limitations. As a result, our stockholders will have limited opportunities to sell their shares and, to the extent they are able to sell their shares under the program, our stockholders may not be able to recover the amount of their investment in our shares.

We have adopted a share repurchase program that allows us to repurchase during any calendar quarter shares of common stock in an amount equal to the lesser of (i) the number of shares we can repurchase with the proceeds we received from the issuance of shares of our common stock under our distribution reinvestment plan during the prior calendar quarter or (ii) 2.5% of the weighted average number of shares of common stock outstanding in the prior four calendar quarters. Our board of directors may amend, suspend or terminate the share repurchase program at any time, and, in light of the current uncertainty surrounding the ultimate impact of the COVID-19 pandemic on the global financial markets and our portfolio specifically, on March 31, 2020, our board of directors unanimously approved a temporary suspension of the share repurchase program commencing with the second quarter of 2020.

Our share repurchase program allows stockholders to sell back their shares of common stock to us on a quarterly basis at a price equal to the NAV per share, as determined within 48 hours of the repurchase date. The share repurchase program includes numerous restrictions that limit the ability to sell shares. At the discretion of our board of directors, we may also use cash on hand, cash available from borrowings and cash from the sale of our investments as of the end of the applicable period to repurchase shares. If the board of directors determines to re-implement our share repurchase program, to the extent that the number of shares put to us for repurchase exceeds the number of shares that we are able to purchase, we will repurchase shares on a pro rata basis, subject to limited exceptions, not on a first-come, first-served basis. Further, we will have no obligation to repurchase shares if the repurchase would violate the restrictions on distributions under federal law or Maryland law, which prohibit distributions that would cause a corporation to fail to meet statutory tests of solvency. These limits may prevent us from accommodating all repurchase requests made in any year. In addition, our board of directors may suspend or terminate the share repurchase program and therefore should not be relied upon as a method to sell shares promptly and at a desired price.

We may have limited ability to fund new investments if we are unable to expand, extend or refinance our TIAA Credit Facility or the Deutsche Bank Credit Facility (combined, the “Credit Facilities”).

On March 6, 2017, we entered into an amended and restated senior secured revolving credit agreement, (as amended, the “TIAA Credit Facility”) with TIAA, FSB (formerly known as EverBank Commercial Finance, Inc. prior to June 18, 2018) (“TIAA Bank”), as administrative agent and with TIAA Bank and other financial institutions as lenders. As of March 31, 2020, the TIAA Credit Facility features aggregate revolver commitments of $130.0 million, with an accordion provision allowing increases in aggregate commitments, not to exceed $150.0 million, with lender consent. The revolver commitments terminate on March 6, 2022, and all outstanding advances are payable on March 6, 2023, with two one-year extension options available for both such dates, subject to administrative agent and lender approval.

On May 18, 2015, HMS Funding entered into an amended and restated credit agreement (as amended, the “Deutsche Bank Credit Facility”) among HMS Funding, as borrower, the Company, as equityholder and servicer, Deutsche Bank AG, New York Branch (“Deutsche Bank”), as administrative agent, the financial institutions party thereto as lenders (together with Deutsche Bank, the “HMS Funding Lenders”) and U.S. Bank National Association, as collateral agent and collateral custodian. Borrowings under the Deutsche Bank Credit Facility are subject to certain limitations, including limitations with respect to HMS Funding’s investments, as more fully described in the Deutsche Bank Credit Facility. As of March 31, 2020, the Deutsche Bank Credit Facility featured aggregate revolver commitments of $450.0 million. On April 24, 2020, the Deutsche Bank Credit Facility was amended to, among other things, terminate the revolver commitments on April 24, 2020 and begin the amortization period. During the amortization period, no further advances or reinvestment of principal collections are permitted, and all monthly interest and principal proceeds from the Company's investments securing the Deutsche Bank Credit Facility (net of certain fees and expenses) will be applied against the outstanding advances on the facility.

There can be no guarantee that we will be able to expand or extend the TIAA Credit Facility or replace either of the Credit Facilities, in each case, on terms that are favorable to us, if at all. Our ability to expand the TIAA Credit Facility, and to obtain replacement financing of either of the Credit Facilities at the time of maturity, will be constrained by then-current economic conditions affecting the credit markets.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Repurchases of our common stock pursuant to our tender offer are as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)

January 1, 2020 through January 31, 2020	—	$—	—	—
February 1, 2020 through February 29, 2020	791,488.18	7.70	791,488.18	—
March 1, 2020 through March 31, 2020	—	—	—	—
Total	791,488.18		791,488.18	—

Item 3.    Defaults upon Senior Securities.

None.

Item 4.    Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

Not applicable.

Item 6.    Exhibits.

Exhibit No.	Description
10.1
Sixth Amendment to the Amended and Restated Loan Financing and Servicing Agreement, dated as of April 24, 2020, by and among HMS Funding I LLC, as borrower, HMS Income Fund, Inc., as equityholder and servicer, the financial institutions party thereto, as lenders, Deutsche Bank AG, New York Branch, as administrative agent and lender, and U.S. Bank National Association, as collateral agent and collateral custodian (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on April 29, 2020 (File No. 814-00939) and incorporated herein by reference).

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

HMS INCOME FUND, INC.

Date:	May 14, 2020	By:	/s/ SHERRI W. SCHUGART
Sherri W. Schugart
Chairman and Chief Executive Officer

Date:	May 14, 2020	By:	/s/ DAVID M. COVINGTON
David M. Covington
Chief Financial Officer