Form 10-Q
period 2020-06-30
HMS INCOME FUND, INC.
filed 2020-08-13
CIK 1535778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________
 FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

The issuer had 79,608,304 shares of common stock outstanding as of August 12, 2020.

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

PART I — FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

HMS Income Fund, Inc.
Condensed Consolidated Balance Sheets
(dollars in thousands, except share and per share amounts)

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Portfolio investments at fair value:
Non-Control/Non-Affiliate investments (amortized cost: $794,494 and $878,632 as of June 30, 2020 and December 31, 2019, respectively)	$687,521	$838,643
Affiliate investments (amortized cost: $146,959 and $144,006 as of June 30, 2020 and December 31, 2019, respectively)	155,573	154,158
Control investments (amortized cost: $18,286 and $17,417 as of June 30, 2020 and December 31, 2019, respectively)	34,484	34,796
Total portfolio investments (amortized cost: $959,739 and $1,040,055 as of June 30, 2020 and December 31, 2019, respectively)	877,578	1,027,597

Cash and cash equivalents	12,672	21,846
Restricted cash	15,252	—
Interest receivable	8,831	8,749
Receivable for securities sold	6,044	—
Prepaid and other assets	4,102	4,403
Deferred financing costs (net of accumulated amortization of $3,177 and $2,990 as of June 30, 2020 and December 31, 2019, respectively)	3,412	3,516
Total assets	$927,891	$1,066,111

LIABILITIES
Accounts payable and other liabilities	$3,529	$1,684
Stockholder distributions payable	4,571	4,669
Base management and incentive fees payable	9,624	5,388
Due to affiliates	56	44
Directors’ fees payable	45	21
Payable for securities purchased	1,883	—
Credit facilities payable	384,908	445,000
Total liabilities	404,616	456,806

Commitments and Contingencies (Note 12)

NET ASSETS
Common stock, $.001 par value; 150,000,000 shares authorized, 79,317,628 and 78,463,377 issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	79	78
Additional paid-in capital	681,230	675,554
Accumulated loss	(158,034)	(66,327)
Total net assets	523,275	609,305

Total liabilities and net assets	$927,891	$1,066,111

Net asset value per share	$6.60	$7.77

See notes to the condensed consolidated financial statements.

HMS Income Fund, Inc.
Condensed Consolidated Statements of Operations
(dollars in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
INVESTMENT INCOME:
From non-control/non-affiliate investments:
Interest income	$17,348	$23,298	$36,396	$46,797
Fee income	373	118	913	425
Dividend income	108	859	389	1,186
From affiliate investments:
Interest income	2,196	2,202	4,753	4,804
Fee income	49	25	64	62
Dividend income	1,668	638	2,636	1,034
From control investments:
Interest income	158	144	338	267
Fee income	19	18	39	35
Dividend income	328	1,346	719	3,199
Total investment income	22,247	28,648	46,247	57,809
EXPENSES:
Interest expense	4,274	6,621	9,503	13,728
Base management and incentive fees	4,630	6,964	9,624	14,089
Internal administrative services expenses	752	740	1,536	1,498
Offering costs	89	96	177	191
Professional fees	546	384	1,093	700
Insurance	104	48	207	96
Other general and administrative	600	540	1,105	1,056
Expenses before fee and expense waivers	10,995	15,393	23,245	31,358
Waiver of incentive fees	—	—	—	—
Waiver of internal administrative services expenses	(752)	(740)	(1,536)	(1,498)
Total expenses, net of fee and expense waivers	10,243	14,653	21,709	29,860
Net investment income before taxes	12,004	13,995	24,538	27,949
Income tax expense, including excise tax	19	101	95	159
NET INVESTMENT INCOME	11,985	13,894	24,443	27,790
NET REALIZED GAIN (LOSS) ON INVESTMENTS
Non-Control/Non-Affiliate investments	(13,318)	559	(13,639)	(1,072)
Affiliate investments	(1,010)	242	(4,054)	(5,266)
Control investments	—	(598)	—	(598)
Total net realized gain (loss) on investments	(14,328)	203	(17,693)	(6,936)
NET REALIZED INCOME (LOSS)	(2,343)	14,097	6,750	20,854
NET CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION) ON INVESTMENTS
Non-Control/Non-Affiliate investments	22,437	(6,155)	(68,220)	(1,824)
Affiliate investments	1,714	811	(1,540)	4,437
Control investments	(183)	3,023	(1,181)	7,129
Total net change in unrealized appreciation (depreciation) on investments	23,968	(2,321)	(70,941)	9,742
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$21,625	$11,776	$(64,191)	$30,596
PER SHARE INFORMATION - BASIC AND DILUTED
NET INVESTMENT INCOME PER SHARE	$0.15	$0.17	$0.31	$0.35
NET REALIZED INCOME (LOSS) PER SHARE	$(0.03)	$0.17	$0.09	$0.26
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE (EARNINGS PER SHARE)	$0.28	$0.15	$(0.81)	$0.39
WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	79,016,406	78,793,480	78,811,735	78,806,540

See notes to the condensed consolidated financial statements.

HMS Income Fund, Inc.
Condensed Consolidated Statements of Changes in Net Assets
(dollars in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Change in Net Assets from Operations:
Net investment income	$11,985	$13,894	$24,443	$27,790
Net realized gain (loss) on investments	(14,328)	203	(17,693)	(6,936)
Net change in unrealized appreciation (depreciation) on investments	23,968	(2,321)	(70,941)	9,742
Net increase (decrease) in net assets resulting from operations	21,625	11,776	(64,191)	30,596

Change in Net Assets from Stockholders’ Distributions:
Net decrease in net assets resulting from stockholders’ distributions	(13,790)	(13,754)	(27,520)	(27,360)

Change in Net Assets from Capital Share Transactions:
Reinvestment of stockholder distributions	5,876	6,369	11,775	12,735
Repurchase of common stock	—	(6,410)	(6,094)	(12,963)
Net increase (decrease) in net assets resulting from capital share transactions	5,876	(41)	5,681	(228)

Total Increase (Decrease) in Net Assets	13,711	(2,019)	(86,030)	3,008
Net Assets at beginning of the period	509,564	630,393	609,305	625,366
Net Assets at end of the period	$523,275	$628,374	$523,275	$628,374

NAV per share at end of the period	$6.60	$8.00	$6.60	$8.00
Distributions declared per share	$0.18	$0.18	$0.35	$0.35

Common shares outstanding, beginning of the period	78,423,129	78,547,196	78,463,377	78,584,824
Issuance of common shares pursuant to distribution reinvestment plan	894,499	786,100	1,645,739	1,568,643
Repurchase of common shares	—	(803,240)	(791,488)	(1,623,411)
Common shares outstanding, end of the period	79,317,628	78,530,056	79,317,628	78,530,056

See notes to the condensed consolidated financial statements.

HMS Income Fund, Inc.
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)
(Unaudited)

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$(64,191)	$30,596
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash generated from operating activities:
Principal repayments received and proceeds from sales of investments in portfolio companies	127,890	191,462
Investments in portfolio companies	(64,027)	(138,818)
Net change in unrealized (appreciation) depreciation on portfolio investments	70,941	(9,742)
Net realized loss on sale of portfolio investments	17,693	6,936
Amortization of deferred financing costs	715	674
Amortization of deferred offering costs	177	191
Accretion of unearned income	(3,322)	(4,054)
Net payment-in-kind interest accrual	(1,977)	(2,365)
Changes in other assets and liabilities:
Interest receivable	(82)	928
Prepaid and other assets	192	638
Base management and incentive fees payable	4,236	1,110
Due to affiliates	12	(3)
Directors’ fees payable	24	49
Accounts payable and other liabilities	607	242
Net cash generated from operating activities	88,888	77,844

CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of common stock	(6,094)	(12,963)
Payment of offering costs	(177)	(191)
Payment of stockholder distributions	(15,843)	(14,780)
Repayments on credit facilities payable	(139,418)	(108,000)
Proceeds from credit facilities payable	79,326	57,000
Payment of deferred financing costs	(604)	—
Net cash used in financing activities	(82,810)	(78,934)

Net increase (decrease) in cash, cash equivalents and restricted cash	6,078	(1,090)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT THE BEGINNING OF THE PERIOD	21,846	21,757

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT THE END OF THE PERIOD	$27,924	$20,667

See notes to the condensed consolidated financial statements.

HMS Income Fund, Inc.
Condensed Consolidated Schedule of Investments
As of June 30, 2020
(dollars in thousands)
Portfolio Company (1) (3)	Business Description	Type of Investment (2) (3)	Index Rate (22)	Principal (7)	Cost (7)	Fair Value (26)

Control Investments (6)
CTMH, LP (9) (15)	Investment Partnership	LP Interests (CTMH, LP) (Fully diluted 38.8%)	—	$—	$872	$872
GRT Rubber Technologies, LLC (10) (13)	Manufacturer of Engineered Rubber Products	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 7.17%, Secured Debt (Maturity - December 31, 2023) (8)	1 month LIBOR	8,262	8,244	8,262
		Member Units (2,896 units) (16)	—	—	6,435	22,374
					14,679	30,636
Harris Preston Fund Investments (9) (15)	Investment Partnership	LP Interests (2717 MH, LP) (Fully diluted 49.3%)	—	—	2,735	2,976

Subtotal Control Investments (6) (4% of total investments at fair value)					$18,286	$34,484
Affiliate Investments (4)
AFG Capital Group, LLC (10) (13)	Provider of Rent-to-Own Financing Solutions and Services	10.00% Secured Debt (Maturity - May 25, 2022) (14)	None	$166	$166	$166
		Member Units (46 units)	—	—	300	1,292
					466	1,458
Analytical Systems Keco, LLC (10) (13)	Manufacturer of Liquid and Gas Analyzers	LIBOR Plus 10.00% (Floor 2.00%), Current Coupon 12.00%, Secured Debt (Maturity - August 16, 2024) (8)	1 month LIBOR	1,324	1,198	1,204
		Preferred Member Units (800 units)	—	—	800	973
		Warrants (105 Equivalent Shares; Expiration - August 16, 2029; Strike Price - $0.01 per Share)	—	—	79	127
					2,077	2,304
Brewer Crane Holdings, LLC (10) (13)	Provider of Crane Rental and Operating Services	LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 11.00%, Secured Debt (Maturity - January 9, 2023) (8)	1 month LIBOR	2,201	2,176	2,176
		Preferred Member Units (737 units) (16)	—	—	1,070	1,070
					3,246	3,246
Centre Technologies Holdings, LLC (10) (13)	Provider of IT Hardware Services and Software Solutions	LIBOR Plus 10.00% (Floor 2.00%), Current Coupon 12.00%, Secured Debt (Maturity - January 4, 2024) (8)	1 month LIBOR	2,984	2,933	2,937
		Preferred Member Units (3,174 units)	—	—	1,460	1,460
					4,393	4,397
Chamberlin Holding, LLC (10) (13)	Roofing and Waterproofing Specialty Subcontractor	LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 11.00%, Secured Debt (Maturity - February 24, 2023) (8)	1 month LIBOR	4,443	4,364	4,443
		Member Units (1,087 units) (16)	—	—	2,860	6,037
		Member Units (Chamberlin Langfield Real Estate, LLC) (1 unit) (16)	—	—	262	230
					7,486	10,710
Charlotte Russe, Inc.	Fast-Fashion Retailer to Young Women	Common Stock (14,973 shares)	—	—	2,470	—
Charps, LLC (10) (13)	Pipeline Maintenance and Construction	15.00% Secured Debt (Maturity - June 5, 2022) (14)	None	500	500	500
		Preferred Member Units (400 units) (16)	—	—	100	2,033
					600	2,533
Clad-Rex Steel, LLC (10) (13)	Specialty Manufacturer of Vinyl-Clad Metal	LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 11.08%, Secured Debt (Maturity - December 20, 2021) (8)	1 month LIBOR	2,720	2,700	2,700
		Member Units (179 units) (16)	—	—	1,820	2,153
		10.00% Secured Debt (Clad-Rex Steel RE Investor, LLC) (Maturity - December 19, 2036)	None	281	279	279
		Member Units (Clad-Rex Steel RE Investor, LLC) (200 units)	—	—	53	115
					4,852	5,247
Cody Pools Holdings, LLC (10) (13)	Designer of Residential and Commercial Pools	LIBOR Plus 10.50% (Floor 1.75%), Current Coupon 12.25%, Secured Debt (Maturity - March 6, 2025) (8)	1 Month LIBOR	3,950	3,871	3,875
		Preferred Member Units (147 units)	—	—	2,079	2,079
					5,950	5,954
Copper Trail Energy Fund I, LP (9) (15) (16)	Investment Partnership	LP Interests (Copper Trail Energy Fund I, LP) (Fully diluted 12.4%)	—	$—	$2,248	$1,821
Digital Products Holdings LLC (10) (13)	Designer and Distributor of Consumer Electronics	LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 11.00%, Secured Debt (Maturity - March 31, 2023) (8)	1 month LIBOR	4,739	4,678	4,541
		Preferred Member Units (964 units) (16)	—	—	2,375	1,150
					7,053	5,691
Direct Marketing Solutions, Inc. (10) (13)	Provider of Omni-Channel Direct Marketing Services	LIBOR Plus 11.00% (Floor 1.00%), Current Coupon 12.00%, Secured Debt (Maturity - February 13, 2023) (8)	1 month LIBOR	3,812	3,745	3,812
		Preferred Stock (2,100 shares)	—	—	2,100	5,015
					5,845	8,827
Freeport Financial Funds (9) (15)	Investment Partnership	LP Interests (Freeport First Lien Loan Fund III, LP) (Fully diluted 6.00%) (16)	—	—	10,785	10,569
Gamber-Johnson Holdings, LLC (10) (13)	Manufacturer of Ruggedized Computer Mounting Systems	LIBOR Plus 6.50% (Floor 2.00%), Current Coupon 8.50%, Secured Debt (Maturity - June 24, 2021) (8)	1 month LIBOR	4,960	4,913	4,960
		Member Units (2,155 units) (16)	—	—	3,711	13,311
					8,624	18,271
Gulf Publishing Holdings, LLC (10) (13)	Energy Industry Focused Media and Publishing	6.25% Current / 6.25% PIK, Secured Debt (Maturity - April 29, 2021)	None	3,167	3,152	2,888
		LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 5.25% / 5.25% PIK, Current Coupon Plus PIK 10.50%, Secured Debt (Maturity - September 30, 2020) (8)	1 month LIBOR	61	61	61
		Member Units (920 units)	—	—	920	—
					4,133	2,949
Harris Preston Fund Investments (9) (15)	Investment Partnership	LP Interests (HPEP 3, LP) (Fully diluted 8.20%)	—	—	2,819	2,819
Hawk Ridge Systems, LLC (9) (10) (13)	Value-Added Reseller of Engineering Design and Manufacturing Solutions	11.00% Secured Debt (Maturity - December 2, 2021)	None	3,350	3,326	3,350
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - December 2, 2021) (8)	1 month LIBOR	150	150	150
		Preferred Member Units (56 units) (16)	—	—	713	1,830
		Preferred Member Units (HRS Services, ULC) (56 units)	—	—	38	98
					4,227	5,428
J&J Services, Inc. (10) (13)	Provider of Dumpster and Portable Toilet Rental Services	11.50% Secured Debt (Maturity - October 31, 2024)	None	3,800	3,734	3,800
		Preferred Stock (696.15 shares)	—	—	1,771	2,475
					5,505	6,275
Kickhaefer Manufacturing Company, LLC (10) (13)	Precision Metal Parts Manufacturing	9.50% Current / 2.00% PIK Secured Debt (Maturity - April 1, 2025)	None	6,360	6,222	6,225
		9.00% Secured Debt (Maturity October 31, 2048)	None	991	981	981
		Member Units (145 units)	—	—	3,060	2,861
		Member Units (KMC RE Investor, LLC) (200 units) (16)	—	—	248	290
					10,511	10,357
Market Force Information, Inc. (10) (13)	Provider of Customer Experience Management Services	12.00% PIK Secured Debt (Maturity - July 28, 2023) (18)	—	6,519	6,463	3,566
		Member Units (185,980 units)	—	—	4,160	—
					10,623	3,566
M.H. Corbin Holding LLC (10) (13)	Manufacturer and Distributor of Traffic Safety Products	13.00% Secured Debt (Maturity - March 15, 2022)	None	2,183	2,166	2,167
		Preferred Member Units (16,500 units)	—	—	1,100	858
		Common Units (1,000 units)	—	—	1,500	—
					4,766	3,025
Mystic Logistics Holdings, LLC (10) (13)	Logistics and Distribution Services Provider for Large Volume Mailers	10.00% Secured Debt (Maturity - January 17, 2022)	None	$1,744	$1,740	$1,740
		Common Stock (1,468 shares)	—	—	680	2,598
					2,420	4,338
NexRev, LLC (10) (13)	Provider of Energy Efficiency Products & Services	11.00% PIK Secured Debt (Maturity - February 28, 2023)	None	4,383	4,326	3,927
		Preferred Member Units (21,600,000 units) (16)	—	—	1,720	—
					6,046	3,927
NuStep, LLC (10) (13)	Designer, Manufacturer and Distributor of Fitness Equipment	12.00% Secured Debt (Maturity - January 31, 2022)	None	4,910	4,874	4,874
		Preferred Member Units (102 units)	—	—	2,550	2,550
					7,424	7,424
SI East, LLC (10) (13)	Rigid Industrial Packaging Manufacturing	9.50% Secured Debt (Maturity - August 31, 2023)	None	10,988	10,866	10,988
		Preferred Member Units (52 units) (16)	—	—	2,000	3,104
					12,866	14,092
Tedder Acquisition, LLC (10) (13)	Manufacturer of Firearm Holsters and Accessories	12.00% Secured Debt (Maturity - August 31, 2023)	None	4,100	4,013	4,013
		12.00% Secured Debt (Maturity - August 31, 2020)	None	160	158	158
		Preferred Member Units (110 units)	—	—	2,034	2,034
					6,205	6,205
Trantech Radiator Topco, LLC (10) (13)	Transformer Cooling Products and Services	12.00% Secured Debt (Maturity - May 31, 2024)	None	2,220	2,155	2,220
		Common Stock (154 shares) (16)	—	—	1,164	1,920
					3,319	4,140

Subtotal Affiliate Investments (4) (18% of total investments at fair value)					$146,959	$155,573

Non-Control/Non-Affiliate Investments (5)
AAC Holdings Inc. (8)	Substance Abuse Treatment Service Provider	LIBOR Plus 9.75% (Floor 1.00%), Current Coupon 13.00%, Secured Debt (Maturity - June 30, 2023) (18)	3 month LIBOR	$14,449	$14,102	$6,466
		PRIME Plus 10.00% (Floor 1.00%), Current Coupon 13.25%, Secured Debt (Maturity - March 31, 2021)	PRIME	3,121	2,967	2,887
					17,069	9,353
Adams Publishing Group, LLC (8) (11)	Local Newspaper Operator	LIBOR Plus 7.50% (Floor 1.75%), Current Coupon 9.25%, Secured Debt (Maturity - July 3, 2023)	1 month LIBOR	6,301	6,150	6,053
ADS Tactical, Inc. (8) (11)	Value-Added Logistics and Supply Chain Solutions Provider to the Defense Industry	LIBOR Plus 6.25% (Floor 0.75%), Current Coupon 7.00%, Secured Debt (Maturity - July 26, 2023)	1 month LIBOR	15,743	15,775	15,507
Aethon United BR, LP (8) (11)	Oil & Gas Exploration & Production	LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 7.75%, Secured Debt (Maturity - September 8, 2023) (14)	1 month LIBOR	7,000	6,927	6,461
American Nuts, LLC (8) (11)	Roaster, Mixer and Packager of Bulk Nuts and Seeds	LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.43%, Secured Debt (Maturity - April 10, 2023)	3 month LIBOR	12,185	11,927	11,600
American Teleconferencing Services, Ltd. (8)	Provider of Audio Conferencing and Video Collaboration Solutions	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity - June 8, 2023)	3 month LIBOR	14,137	13,760	9,175
American Trailer Rental Group LLC (10) (13)	Provider of Short Term Trailer and Container Rental	Member Units (Milton Meisler Holdings, LLC) (12,139 units)	—	—	2,149	3,264
APTIM Corp	Engineering, Construction and Procurement	7.75% Secured Debt (Maturity - June 15, 2025)	None	6,952	6,304	2,746
Arcus Hunting, LLC (8) (11)	Manufacturer of Bowhunting and Archery Products and Accessories	LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.45%, Secured Debt (Maturity - March 31, 2021)	1 month LIBOR	6,712	6,672	6,712

ASC Ortho Management Company, LLC (11)	Provider of Orthopedic Services	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.93%, Secured Debt (Maturity - August 31, 2023) (8)	3 month LIBOR	$5,264	$5,199	$4,922
		13.25% PIK Secured Debt (Maturity - December 1, 2023) (14)	None	1,916	1,877	1,856
					7,076	6,778
ATX Networks Corp. (8) (9)	Provider of Radio Frequency Management Equipment	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00% / 1.00% PIK, Current Coupon Plus PIK 8.00%, Secured Debt (Maturity - June 11, 2021)	3 month LIBOR	13,576	13,462	12,422
BarFly Ventures, LLC (11)	Casual Restaurant Group	12.00% Secured Debt (Maturity - August 31, 2020) (18)	None	3,395	3,382	370
		9.00% PIK Secured Debt (Maturity - March 23, 2021) (18)	None	37	37	37
		Warrants (.410 equivalent units, Expiration - August 31, 2025)	—	—	158	—
		Options (.99 equivalent units)	—	—	202	—
					3,779	407
BBB Tank Services, LLC (10) (13)	Maintenance, Repair and Construction Services to the Above-Ground Storage Tank Market	LIBOR Plus 11.00% (Floor 1.00%), Current Coupon 12.00%, Secured Debt (Maturity - April 8, 2021) (8)	1 month LIBOR	1,200	1,199	1,172
		Preferred Stock (32,758 units)	—	—	33	35
		Member Units (200,000 units)	—	—	200	53
					1,432	1,260
Berry Aviation, Inc. (11)	Airline Charter Service Operator	10.50% Current / 1.50% PIK, Secured Debt (Maturity - January 6, 2024) (14)	None	4,583	4,534	4,518
		Preferred Member Units (Berry Acquisition, LLC) (1,548,387 units, 8.00% cumulative)	—	—	1,548	804
		Preferred Member Units (Berry Acquisition, LLC) (122,416 units, 16.00% cumulative)	—	—	122	135
					6,204	5,457
BigName Commerce, LLC (8) (11)	Provider of Envelopes and Complimentary Stationery Products	LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 4.35% / 4.35% PIK, Current Coupon Plus PIK 8.70%, Secured Debt (Maturity - May 11, 2022)	1 month LIBOR	2,217	2,206	2,121
Binswanger Enterprises, LLC (11)	Glass Repair and Installation Service Provider	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity - March 9, 2022) (8)	3 month LIBOR	13,345	13,118	13,118
		Member Units (1,050,000 units)	—	—	1,050	730
					14,168	13,848
Bluestem Brands, Inc. (8)	Multi-Channel Retailer of General Merchandise	PRIME Plus 6.50%, Current Coupon 11.29%, Secured Debt (Maturity - November 6, 2020) (18)	PRIME	11,391	11,354	4,272
Boccella Precast Products, LLC (10) (13)	Manufacturer of Precast Hollow Core Concrete	Member Units (540,000 units)	—	—	564	1,495
Brightwood Capital Fund Investments (9) (15)	Investment Partnership	LP Interests (Brightwood Capital Fund III, LP) (Fully diluted 1.60%)	—	—	3,735	2,705
		LP Interests (Brightwood Capital Fund IV, LP) (Fully diluted 0.60%)	—	—	9,537	8,769
					13,272	11,474
Buca C, LLC (10) (13)	Casual Restaurant Group	LIBOR Plus 9.25% (Floor 1.00%), Current Coupon 10.25%, Secured Debt (Maturity - June 30, 2020) (8)	1 month LIBOR	12,670	12,670	11,403
		Preferred Member Units (4 units, 6.00% cumulative)	—	—	3,040	511
					15,710	11,914
Cadence Aerospace, LLC (8) (11)	Aerospace Manufacturing	LIBOR Plus 2.25% (Floor 1.00%), Current Coupon 3.25% / 5.25% PIK, Current Coupon Plus PIK 9.50%, Secured Debt (Maturity - November 14, 2023)	2 month LIBOR	19,175	19,053	17,526
CAI Software, LLC (10) (13)	Provider of Specialized Enterprise Resource Planning Software	12.50% Secured Debt (Maturity - December 7, 2023)	None	2,286	2,301	2,286
		Member Units (16,742 units)	—	—	188	1,390
					2,489	3,676
Cenveo Corporation	Provider of Digital Marketing Agency Services	LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 10.50%, Secured Debt (Maturity - June 7, 2023) (8)	3 month LIBOR	$4,449	$4,211	$4,004
		Common Stock (138,889 shares)	—	—	4,163	2,083
					8,374	6,087
Chisholm Energy Holdings, LLC (8) (11)	Oil & Gas Exploration & Production	LIBOR Plus 6.25% (Floor 1.50%), Current Coupon 7.75%, Secured Debt (Maturity - May 15, 2026) (14)	3 month LIBOR	3,571	3,482	3,279
Clarius BIGS, LLC (11)	Prints & Advertising Film Financing	15.00% PIK Secured Debt (Maturity - January 5, 2015) (18)	None	2,096	1,838	34
		20.00% PIK Secured Debt (Maturity - January 5, 2015) (18)	None	762	669	12
					2,507	46
Classic H&G Holdings, LLC (10) (13)	Provider of Engineered Packaging Solutions	12.00% Secured Debt (Maturity - March 12, 2025)	None	6,500	6,309	6,314
		Preferred Member Units (38.52 units)	—	—	1,440	1,440
					7,749	7,754
Clickbooth.com, LLC (8) (11)	Provider of Digital Advertising Performance Marketing Solutions	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.95%, Secured Debt (Maturity - January 31, 2025)	3 month LIBOR	8,407	8,274	8,188
Construction Supply Investments, LLC (11)	Distribution Platform of Specialty Construction Materials to Professional Concrete and Masonry Contractors	Member Units (87,914 units)	—	—	5,637	7,700
Corel Corporation (8) (9) (12)	Publisher of Desktop and Cloud-Based Software	LIBOR plus 5.00%, (Floor 0.00%), Current Coupon 5.36%, Secured Debt (Maturity - July 2, 2026)	3 month LIBOR	1,987	1,883	1,883
CTVSH, PLLC (8) (11) (13)	Emergency Care and Specialty Service Animal Hospital	LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.00%, Secured Debt (Maturity - August 3, 2022)	1 month LIBOR	2,350	2,326	2,317
Datacom, LLC (10) (13)	Technology and Telecommunications Provider	10.50% PIK Secured Debt (Maturity - May 31, 2021) (18)	None	1,376	1,369	1,116
		8.00% Secured Debt (Maturity - May 31, 2021) (18)	None	200	200	179
		Class A Preferred Member Units (1,676 units)	—	—	144	—
		Class B Preferred Member Units (717 units)	—	—	670	—
					2,383	1,295
Digital River, Inc. (8)	Provider of Outsourced e-Commerce Solutions and Services	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity - February 12, 2023)	3 month LIBOR	8,377	8,239	8,293
DTE Enterprises, LLC (11)	Industrial Powertrain Repair and Services	LIBOR Plus 7.50% (Floor 1.50%), Current Coupon 9.00%, Secured Debt (Maturity - April 13, 2023) (8)	3 month LIBOR	10,992	10,854	10,695
		Class AA Preferred Member Units (non-voting)	—	—	880	904
		Class A Preferred Member Units (776,316 units)	—	—	776	1,260
					12,510	12,859
Dynamic Communities, LLC (8) (11)	Developer of Business Events and Online Community Groups	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity - July 17, 2023)	3 month LIBOR	5,355	5,282	5,012
Epic Y-Grade Services, LP (8)	NGL Transportation & Storage	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - June 13, 2024)	3 month LIBOR	6,875	6,781	5,145
GoWireless Holdings, Inc. (8)	Provider of Wireless Telecommunications Carrier Services	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity - December 22, 2024)	3 month LIBOR	14,497	14,400	12,219
GS Operating, LLC (8) (11)	Distributor of Industrial and Specialty Parts	LIBOR Plus 6.50% (Floor 1.50%), Current Coupon 8.00%, Secured Debt (Maturity - February 24, 2025)	1 month LIBOR	12,569	12,234	11,638
HDC/HW Intermediate Holdings, LLC (8) (11)	Managed Services and Hosting Provider	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity - December 21, 2023)	3 month LIBOR	1,956	1,926	1,774

Hoover Group, Inc. (8) (9) (11)	Provider of Storage Tanks and Related Products to the Energy and Petrochemical Markets	LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.25%, Secured Debt (Maturity - January 28, 2021)	3 month LIBOR	$14,469	$14,251	$10,997
		LIBOR Plus 7.25% (Floor 0.00%), Current Coupon 7.61%, Secured Debt (Maturity - January 28, 2021)	3 month LIBOR	7,500	7,405	5,700
					21,656	16,697
Hunter Defense Technologies, Inc. (8) (11)	Provider of Military and Commercial Shelters and Systems	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity - March 29, 2023)	3 month LIBOR	17,056	16,851	16,731
HW Temps LLC (10) (13)	Temporary Staffing Solutions	12.00% Secured Debt (Maturity - March 29, 2023)	None	2,500	2,462	2,228
Hydrofarm Holdings, LLC (8) (11)	Wholesaler of Horticultural Products	LIBOR Plus 8.50%, Current Coupon 8.68%, Secured Debt (Maturity - May 12, 2022)	1 month LIBOR	6,908	6,835	5,610
Hyperion Materials & Technologies, Inc. (8) (9)	Manufacturer of Cutting and Machine Tools & Specialty Polishing Compounds	LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity - August 28, 2026)	3 month LIBOR	7,463	7,327	6,628
iEnergizer Limited (8) (9) (11)	Provider of Business Outsourcing Solutions	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - April 17, 2024)	1 month LIBOR	11,438	11,346	11,140
Implus Footcare, LLC (8) (11)	Provider of Footwear and Related Accessories	LIBOR Plus 2.50% (Floor 1.00%), Current Coupon 3.50% / PIK 5.25%, Current Coupon Plus PIK 8.75%, Secured Debt (Maturity - April 30, 2024)	3 month LIBOR	17,119	16,820	15,699
Independent Pet Partners Intermediate Holdings, LLC (11)	Omnichannel Retailer of Specialty Pet Products	LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 11.31%, Secured Debt (Maturity - November 19, 2023) (8)	6 month LIBOR	14,922	14,561	12,624
		Member Units (1,191,667 units)	—	—	1,192	—
					15,753	12,624
Industrial Services Acquisitions, LLC (11)	Industrial Cleaning Services	6.00% Current / 7.00% PIK, Current Coupon 13.00%, Unsecured Debt (Maturity - December 17, 2022) (17)	None	12,445	12,421	12,445
		Member Units (Industrial Services Investments, LLC) (336 units; 10.00% cumulative)	—	—	202	202
		Preferred Member Units (Industrial Services Investments, LLC) (187 units, 20.00% cumulative)	—	—	124	124
		Member Units (Industrial Services Investments, LLC) (2,100 units)	—	—	2,100	1,237
					14,847	14,008
Interface Security Systems, L.L.C. (8) (11)	Commercial Security and Alarm Services	LIBOR Plus 7.00% (Floor 1.75%), Current Coupon 8.75% / 3.00% PIK, Current Coupon Plus PIK 11.75%, Secured Debt (Maturity - August 7, 2023)	3 month LIBOR	7,558	7,437	7,558
Intermedia Holdings, Inc. (8)	Unified Communications as a Service	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - July 19, 2025)	1 month LIBOR	3,498	3,471	3,434
Invincible Boat Company, LLC (8) (11)	Manufacturer of Sport Fishing Boats	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity - August 28, 2025)	3 month LIBOR	9,538	9,445	8,995
Isagenix International, LLC (8)	Direct Marketer of Health and Wellness Products	LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 6.75%, Secured Debt (Maturity - June 14, 2025)	3 month LIBOR	5,777	5,733	2,302
Jackmont Hospitality, Inc. (8) (11)	Franchisee of Casual Dining Restaurants	LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 7.75%, Secured Debt (Maturity - May 26, 2021)	1 month LIBOR	8,013	8,009	6,563
Joerns Healthcare, LLC	Manufacturer and Distributor of Health Care Equipment & Supplies	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - August 21, 2024) (8)	3 month LIBOR	3,335	3,286	3,142
		Common Stock (392,514 shares)	—	—	3,678	2,060
					6,964	5,202
Kemp Technologies Inc. (8) (11)	Provider of Application Delivery Controllers	LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.25%, Secured Debt (Maturity - March 29, 2024)	3 month LIBOR	7,425	7,302	7,135
Knight Energy Services LLC (11)	Oil and Gas Equipment and Services	8.50% PIK Secured Debt (Maturity - February 9, 2024)	None	864	864	744
		Class A-2 Shares (25,692 units)	—	—	1,843	160
					2,707	904
Kore Wireless Group, Inc.	Mission Critical Software Platform	LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 5.81%, Secured Debt (Maturity - December 20, 2024) (8)	3 month LIBOR	$6,030	$6,008	$5,653
Larchmont Resources, LLC	Oil & Gas Exploration & Production	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity - August 7, 2020) (8)	3 month LIBOR	3,614	3,704	1,988
		Member units (Larchmont Intermediate Holdco, LLC) (4,806 units)	—	—	601	601
					4,305	2,589
Laredo Energy VI, LP (11)	Oil & Gas Exploration & Production	Member Units (1,155,952 units)	—	—	11,560	11,560
Lightbox Holdings, L.P. (8)	Provider of Commercial Real Estate Software	LIBOR Plus 5.00% (Floor 0.00%), Current Coupon 5.18%, Secured Debt (Maturity - May 9, 2026)	1 month LIBOR	4,950	4,884	4,579
LL Management, Inc. (8) (11)	Medical Transportation Service Provider	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.56%, Secured Debt (Maturity - September 25, 2023)	3 month LIBOR	13,650	13,537	12,981
Logix Acquisition Company, LLC (8) (11)	Competitive Local Exchange Carrier	LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 6.75%, Secured Debt (Maturity - December 22, 2024) (23)	1 month LIBOR	12,688	12,621	10,721
LSF9 Atlantis Holdings, LLC (8)	Provider of Wireless Telecommunications Carrier Services	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - May 1, 2023)	1 month LIBOR	12,872	12,816	10,983
Lulu’s Fashion Lounge, LLC (8) (11)	Fast Fashion E-Commerce Retailer	LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.07% / 2.50% PIK, Current Coupon Plus PIK 12.57%, Secured Debt (Maturity - August 28, 2022)	3 month LIBOR	5,677	5,568	4,854
Lynx FBO Operating LLC (11)	Fixed Based Operator in the General Aviation Industry	LIBOR Plus 5.75%, (Floor 1.00%), Current Coupon 7.25%, Secured Debt (Maturity - September 30, 2024) (8)	3 month LIBOR	13,681	13,409	12,683
		Member Units (3,704 units)	—	—	500	445
					13,909	13,128
Mac Lean-Fogg Company (11)	Manufacturer and Supplier for Auto and Power Markets	LIBOR Plus 5.00% (Floor 0.00%), Current Coupon 5.00%, Secured Debt (Maturity - December 22, 2025) (8)	1 month LIBOR	7,099	7,051	6,488
		Preferred Stock (650 shares, 4.50% cash / 9.25% PIK, cumulative)	—	—	785	784
					7,836	7,272
Mariner CLO 7, Ltd. (9) (15)	Structured Finance	Subordinated Structured Notes (estimated yield of 8.3% due April 30, 2032)	—	25,935	22,207	14,466
Mills Fleet Farm Group, LLC (8) (11)	Omnichannel Retailer of Work, Farm and Lifestyle Merchandise	LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.84% / 0.75% PIK, Current Coupon Plus PIK 8.59%, Secured Debt (Maturity - October 24, 2024)	3 month LIBOR	13,964	13,658	12,428
NinjaTrader, LLC (8) (11)	Operator of Futures Trading Platform	LIBOR Plus 6.00% (Floor 1.50%), Current Coupon 7.50%, Secured Debt (Maturity - December 18, 2024)	3 month LIBOR	9,125	8,956	8,879
NNE Partners, LLC (8) (11)	Oil & Gas Exploration & Production	LIBOR Plus 8.00%, (Floor 0.00%) Current Coupon 8.34%, Secured Debt (Maturity - March 2, 2022)	3 month LIBOR	20,417	20,346	18,048
Novetta Solutions, LLC (8)	Provider of Advanced Analytics Solutions for Defense Agencies	LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity - October 17, 2022)	3 month LIBOR	14,746	14,537	14,462
NTM Acquisition Corp. (8)	Provider of B2B Travel Information Content	LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.25%, Secured Debt (Maturity - June 7, 2022)	3 month LIBOR	4,438	4,418	3,995
Pasha Group (8)	Diversified Logistics and Transportation Provided	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity - January 26, 2023)	2 month LIBOR	8,008	7,846	7,407
Permian Holdco 2, Inc.	Storage Tank Manufacturer	14.00% PIK Unsecured Debt (Maturity - October 15, 2021) (17)	None	1,220	1,220	232
		18.00% PIK Unsecured Debt (Maturity - June 30, 2022) (17)	None	868	868	868
		Series A Preferred Shares (Permian Holdco 1, Inc.) (386,255 shares)	—	—	1,997	—
		Common Shares (Permian Holdco 1, Inc.) (386,255 shares)	—	—	—	—
					4,085	1,100
PricewaterhouseCoopers Public Sector LLP (8)	Provider of Consulting Services to Governments	LIBOR Plus 8.00% (Floor 0.00%), Current Coupon 8.18%, Secured Debt (Maturity - May 1, 2026) (14)	1 month LIBOR	$14,100	$14,060	$12,902
Rise Broadband (8) (11)	Fixed Wireless Broadband Provider	LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 8.17%, Secured Debt (Maturity - May 2, 2023)	3 month LIBOR	14,700	14,607	14,186
RM Bidder, LLC (11)	Scripted and Unscripted TV and Digital Programming Provider	Common Stock (1,854 shares)	—	—	31	9
		Series A Warrants (124,915 equivalent units, Expiration - October 20, 2025)	—	—	284	—
		Series B Warrants (93,686 equivalent units, Expiration - October 20, 2025)	—	—	—	—
					315	9
Salient Partners, LP (8) (11)	Provider of Asset Management Services	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - June 9, 2021)	1 month LIBOR	6,450	6,542	5,876
Slick Software Holdings LLC (10) (13)	Text Messaging Marketing Platform	14.00% Secured Debt (Maturity - September 13, 2023)	—	1,570	1,338	1,338
		Member units (17,500 units)	—	—	175	282
		Warrants (4,521 equivalent units, Expiration - September 13, 2028)	—	—	45	75
					1,558	1,695
TEAM Public Choices, LLC (8) (11)	Home-Based Care Employment Service Provider	LIBOR Plus 6.00%, (Floor 1.50%), Current Coupon 7.50%, Secured Debt (Maturity - September 20, 2024)	1 month LIBOR	9,927	9,840	9,490
TE Holdings, LLC	Oil & Gas Exploration & Production	Common Units (72,785 units)	—	—	728	—
TGP Holdings III LLC (8)	Outdoor Cooking & Accessories	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity - September 25, 2025) (14)	3 month LIBOR	5,000	5,000	4,475
USA DeBusk LLC (8) (11)	Provider of Industrial Cleaning Services	LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 6.75%, Secured Debt (Maturity - October 22, 2024)	1 month LIBOR	16,716	16,426	15,379
U.S. Telepacific Corp. (8)	Provider of Communications and Managed Services	LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.07%, Secured Debt (Maturity - May 2, 2023)	3 month LIBOR	12,500	12,328	10,036
Vida Capital, Inc. (8)	Alternative Asset Manager	LIBOR Plus 6.00% (Floor 0.00%), Current Coupon 6.76%, Secured Debt (Maturity - October 1, 2026)	3 month LIBOR	7,369	7,268	7,350
VIP Cinema Holdings, Inc. (8)	Supplier of Luxury Seating to the Cinema Industry	PRIME Plus 7.00% (Floor 2.00%), Current Coupon 10.25%, Secured Debt (Maturity - March 1, 2023) (18)	PRIME	8,750	8,724	—
		LIBOR Plus 7.00% (Floor 2.00%), Current Coupon 10.25%, Secured Debt (Maturity - May 18, 2020)	3 month LIBOR	864	797	707
					9,521	707
Vistar Media, Inc. (11)	Operator of Digital Out-of-Home Advertising Platform	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity - April 3, 2023) (8)	3 month LIBOR	4,596	4,458	4,462
		Warrants (69,675 equivalent units, Expiration - April 3, 2029)	—	—	—	1,620
		Preferred Stock (70,207 shares)	—	—	767	1,600
					5,225	7,682
Volusion, LLC (10) (13)	Provider of Online Software-as-a-Service eCommerce Solutions	11.50% Secured Debt (Maturity - January 24, 2020) (19)	None	8,672	8,636	8,247
		8.00% Unsecured Debt (Maturity - November 16, 2023) (17)	None	175	175	124
		Preferred Member Units (2,090,001 units)	—	—	6,000	2,436
		Warrants (784,866.80 equivalent units, Expiration - January 26, 2025)	—	—	1,104	—
					15,915	10,807

Wireless Vision Holdings, LLC (8) (11)	Provider of Wireless Telecommunications Carrier Services	LIBOR Plus 9.86% (Floor 1.00%), Current Coupon 11.86% / 1.00% PIK, Current Coupon Plus PIK 12.86%, Secured Debt (Maturity - September 29, 2022) (23)	1 month LIBOR	$6,883	$6,756	$6,883
		LIBOR Plus 9.91% (Floor 1.00%), Current Coupon 11.91% / 1.00% PIK, Current Coupon Plus PIK 12.91%, Secured Debt (Maturity - September 29, 2022) (23)	1 month LIBOR	5,982	5,815	5,982
					12,571	12,865
YS Garments, LLC (8)	Designer and Provider of Branded Activewear	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.31%, Secured Debt (Maturity - August 9, 2024)	1 month LIBOR	7,092	7,039	6,489
Subtotal Non-Control/Non-Affiliate Investments (5) (79% of total portfolio investments at fair value)					$794,494	$687,521
Total Portfolio Investments					$959,739	$877,578
Short Term Investments (20)
Fidelity Institutional Money Market Funds (21)	—	Prime Money Market Portfolio, Class III Shares	—	—	$8,833	$8,833
US Bank Money Market Account (21)	—	—	—	—	15,252	15,252
Total Short Term Investments					$24,085	$24,085

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
(3) See Note 3 — Fair Value Hierarchy for Investments for summary geographic location of portfolio companies.
(4) Affiliate investments are generally defined by the Investment Company Act of 1940, as amended (the “1940 Act”), as investments in which between 5% and 25% of the voting securities are owned, or an investment in an investment company’s investment adviser, and the investments are not classified as Control investments. Fair value as of December 31, 2019 and June 30, 2020 along with transactions during the six months ended June 30, 2020 in these affiliated investments were as follows (in thousands):

		Six Months Ended June 30, 2020				Six Months Ended June 30, 2020
Portfolio Company	Fair Value at December 31, 2019	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss) ***	Fair Value at June 30, 2020	Net Realized Gain (Loss)	Interest Income	Fee Income	Dividend Income

Affiliate Investments
AFG Capital Group, LLC
Term loan	$209	$—	$(43)	$—	$166	$—	$9	$—	$—
Member units	1,295	—	—	(3)	1,292	—	—	—	—
Analytical Systems Keco, LLC
Term loan	1,266	6	(67)	(1)	1,204	—	88	—	—
Preferred member units	800	—	—	173	973	—	—	—	—
Warrants	79	—	(1)	49	127	—	—	—	—
Brewer Crane Holdings, LLC
Term loan	2,233	4	(61)	—	2,176	—	132	—	—
Preferred member units	1,070	—	—	—	1,070	—	—	—	13
Centre Technologies Holdings, LLC
Term loan	3,008	7	(78)	—	2,937	—	189	—	—
Preferred member units	1,460	—	—	—	1,460	—	—	15	—
Chamberlin Holding, LLC
Term loan	4,443	10	—	(10)	4,443	—	270	—	—
Member units	6,009	—	—	28	6,037	—	—	30	341
Member units	363	—	—	(133)	230	—	—	—	8
Charlotte Russe, Inc.
Common stock	—	—	—	—	—	—	—	—	—
Charps, LLC
Term loan	500	—	—	—	500	—	38	—	—
Preferred member units	1,730	—	—	303	2,033	—	—	—	77
Clad-Rex Steel, LLC
Term loan	2,696	6	—	(2)	2,700	—	153	—	—
Member units	2,408	—	—	(255)	2,153	—	—	—	61
Term loan (Clad-Rex Steel RE Investor, LLC)	282	—	(3)	—	279	—	14	—	—
Member units (Clad-Rex Steel RE Investor, LLC)	115	—	—	—	115	—	—	—	—
Cody Pools Holdings, LLC
Term loan	$—	$4,005	$(134)	$4	$3,875	$—	$164	$—	$—
Preferred member units	—	2,079	—	—	2,079	—	—	7	—
Copper Trail Energy Fund I, LP
LP interests	1,643	1,212	(352)	(682)	1,821	21	—	12	1,170
Digital Products Holdings LLC
Term loan	4,611	10	(165)	85	4,541	—	286	—	—
Preferred member units	1,294	—	—	(144)	1,150	—	—	—	38
Direct Marketing Solutions, Inc.
Term loan	3,929	12	(117)	(12)	3,812	—	254	—	—
Preferred stock	5,051	—	—	(36)	5,015	—	—	—	—
Freeport Financial Funds
LP interests	9,696	990	(160)	43	10,569	—	—	—	80
Gamber-Johnson Holdings, LLC
Term loan	4,755	412	(203)	(4)	4,960	—	215	—	—
Member units	13,352	—	—	(41)	13,311	—	—	—	652
Guerdon Modular Holdings, Inc.
Term loan	—	30	(3,147)	3,117	—	(2,792)	30	—	—
Term loan	—	1	(253)	252	—	(252)	—	—	—
Common stock	—	—	(746)	746	—	(746)	—	—	—
Preferred stock	—	—	(285)	285	—	(285)	—	—	—
Gulf Publishing Holdings, LLC
Term loan	3,124	41	—	(277)	2,888	—	206	—	—
Revolving line of credit	70	1	(10)	—	61	—	4	—	—
Member units	605	—	—	(605)	—	—	—	—	—
Harris Preston Fund Investments
LP interests (HPEP 3, LP)	2,474	345	—	—	2,819	—	—	—	—
Hawk Ridge Systems, LLC
Term loan	3,350	8	—	(8)	3,350	—	137	—	—
Revolving line of credit	148	2	—	—	150	—	—	—	—
Preferred member units	1,975	—	—	(145)	1,830	—	—	—	11
Preferred member units (HRS Services, ULC)	105	—	—	(7)	98	—	—	—	—
J&J Services, Inc.
Term Loan	4,315	19	(600)	66	3,800	—	273	—	—
Preferred stock	1,790	—	(18)	703	2,475	—	—	—	—
Kickhaefer Manufacturer Company, LLC
Term loan	6,146	320	(240)	(1)	6,225	—	386	—	—
Term loan	977	8	(4)	—	981	—	53	—	—
Member units	290	—	—	—	290	—	—	—	—
Member units (KMC RE Investor, LLC)	3,060	—	—	(199)	2,861	—	—	—	11
Market Force Information, Inc.
Term loan	5,625	790	(59)	(2,790)	3,566	—	63	—	—
Revolving line of credit	674	—	(696)	22	—	—	10	—	—
Member units	1,319	—	—	(1,319)	—	—	—	—	—
M.H. Corbin Holding LLC
Term loan	2,213	15	(41)	(20)	2,167	—	149	—	—
Preferred member units	1,192	—	—	(334)	858	—	—	—	—
Common units	5	—	—	(5)	—	—	—	—	—
Mystic Logistics Holdings, LLC
Term loan	1,561	253	(74)	—	1,740	—	104	—	—
Common stock	2,103	—	—	495	2,598	—	—	—	—
NexRev, LLC
Term loan	4,331	51	(55)	(400)	3,927	—	251	—	—
Preferred member units	1,577	—	—	(1,577)	—	—	—	—	(19)
NuStep, LLC
Term loan	4,901	13	(40)	—	4,874	—	312	—	—
Preferred member units	2,550	—	—	—	2,550	—	—	—	—
SI East, LLC
Term loan	10,988	16	—	(16)	10,988	—	549	—	—
Preferred member units	2,734	—	—	370	3,104	—	—	—	178

Tedder Acquisition, LLC
Term loan	$4,066	$13	$(1)	$(65)	$4,013	$—	$259	$—	$—
Revolving line of credit	158	—	—	—	158	—	10	—	—
Preferred member units	2,034	—	—	—	2,034	—	—	—	—
Trantech Radiator Topco, LLC
Term loan	2,237	9	(80)	54	2,220	—	145	—	—
Common stock	1,164	—	—	756	1,920	—	—	—	15
Total Affiliate Investments	$154,158	$10,688	$(7,733)	$(1,540)	$155,573	$(4,054)	$4,753	$64	$2,636
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
(6) Control investments are generally defined by the 1940 Act as investments in which more than 25% of the voting securities are owned or where the ability to nominate greater than 50% of the board representation is maintained. Fair value as of December 31, 2019 and June 30, 2020 along with transactions during the six months ended June 30, 2020 in these Control investments were as follows (in thousands):

		Six Months Ended June 30, 2020				Six Months Ended June 30, 2020
Portfolio Company	Fair Value at December 31, 2019	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at June 30, 2020	Net Realized Gain (Loss)	Interest Income	Fee Income	Dividend Income
Control Investments
CTMH, LP
LP interests	$872	$—	$—	$—	$872	$—	$—	$—	$110
GRT Rubber Technologies, LLC
Term loan	7,396	869	—	(3)	8,262	—	338	—	—
Member units	23,372	—	(1)	(997)	22,374	—	—	39	609
Harris Preston Fund Investments
LP interests (2717 HM, LP)	3,156	1	—	(181)	2,976	—	—	—	—
Total Control Investments	$34,796	$870	$(1)	$(1,181)	$34,484	$—	$338	$39	$719
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
(9) The investment is not a qualifying asset in an eligible portfolio company under Section 55(a) of the 1940 Act. A business development company (“BDC”) may not acquire any asset other than qualifying assets in eligible portfolio companies unless, at the time the acquisition is made, qualifying assets represent at least 70% of the BDC’s total assets. As of June 30, 2020, approximately 10.7% of the Company’s total assets were considered non-qualifying.
(10) Investment is classified as a LMM (as defined in the notes to the financial statements) portfolio investment.
(11) Investment is classified as a Private Loan (as defined in the notes to the financial statements) portfolio investment.
(12) Investment or portion of investment is under contract to purchase and met trade date accounting criteria as of June 30, 2020. Settlement occurred or is scheduled to occur after June 30, 2020.
(13) Investment serviced by Main Street Capital Corporation (“Main Street”) pursuant to servicing arrangements with the Company.
(14) Second lien secured debt investment.
(15) Investment is classified as an Other Portfolio (as defined in the notes to the financial statements) investment.
(16) Income producing through dividends or distributions.
(17) Unsecured debt investment.
(18) Investment is on non-accrual status as of June 30, 2020.
(19) Maturity date is under on-going renegotiations with the portfolio company and other lenders, if applicable.
(20) Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less.
(21) Effective yield as of June 30, 2020 was approximately 0.006% at US Bank Money Market Account and 0.01% at Fidelity Institutional Money Market Funds.
(22) The 1, 2, 3, and 6-month London Interbank Offered Rate (“LIBOR”) were 0.16%, 0.23%, 0.30% and 0.37%, respectively, as of June 30, 2020. The actual LIBOR for each loan listed may not be the applicable LIBOR as of June 30, 2020, as the loan may have been priced or repriced based on a LIBOR prior to June 30, 2020. The prime rate was 3.25% as of June 30, 2020.
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

HMS Income Fund, Inc.
Condensed Consolidated Schedule of Investments
As of December 31, 2019
(dollars in thousands)
Portfolio Company (1) (3)	Business Description	Type of Investment (2) (3)	Index Rate (22)	Principal (7)	Cost (7)	Fair Value (26)

Control Investments (6)
CTMH, LP (9) (15)	Investment Partnership	LP Interests (CTMH, LP) (Fully diluted 38.80%)	—	$—	$872	$872
GRT Rubber Technologies, LLC (10) (13)	Manufacturer of Engineered Rubber Products	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.71%, Secured Debt (Maturity - December 31, 2023) (8)	1 month LIBOR	7,396	7,375	7,396
		Member Units (2,896 units) (16)	—	—	6,435	23,372
					13,810	30,768
Harris Preston Fund Investments (9) (15)	Investment Partnership	LP Interests (2717 MH, LP) (Fully diluted 49.30%)	—	—	2,735	3,156

Subtotal Control Investments (6) (3% of total investments at fair value)					$17,417	$34,796
Affiliate Investments (4)
AFG Capital Group, LLC (10) (13)	Provider of Rent-to-Own Financing Solutions and Services	10.00% Secured Debt (Maturity - May 25, 2022) (14)	None	$209	$209	$209
		Member Units (46 units) (16)	—	—	300	1,295
					509	1,504
Analytical Systems Keco, LLC (10) (13)	Manufacturer of Liquid and Gas Analyzers	LIBOR Plus 10.00% (Floor 2.00%), Current Coupon 12.13%, Secured Debt (Maturity - August 16, 2024) (8)	1 month LIBOR	1,391	1,260	1,266
		Preferred Member Units (800 units)	—	—	800	800
		Warrants (105 equivalent shares; Expiration - August 16, 2029)	—	—	79	79
					2,139	2,145
Brewer Crane Holdings, LLC (10) (13)	Provider of Crane Rental and Operating Services	LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 11.71%, Secured Debt (Maturity - January 9, 2023) (8)	1 month LIBOR	2,263	2,233	2,233
		Preferred Member Units (737 units) (16)	—	—	1,070	1,070
					3,303	3,303
Centre Technologies Holdings, LLC (10) (13)	Provider of IT Hardware Services and Software Solutions	LIBOR Plus 9.00% (Floor 2.00%), Current Coupon 10.75%, Secured Debt (Maturity - January 4, 2024) (8)	1 month LIBOR	3,060	3,003	3,008
		Preferred Member Units (3,174 units)	—	—	1,460	1,460
					4,463	4,468
Chamberlin Holding, LLC (10) (13)	Roofing and Waterproofing Specialty Subcontractor	LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 12.00%, Secured Debt (Maturity - February 23, 2023) (8)	1 month LIBOR	4,443	4,353	4,443
		Member Units (1,087 units) (16)	—	—	2,860	6,009
		Member Units (Langfield RE, LLC) (1 unit)	—	—	262	363
					7,475	10,815
Charlotte Russe, Inc.	Fast-Fashion Retailer to Young Women	Common Stock (14,973 shares)	None	—	2,470	—
Charps, LLC (10) (13)	Pipeline Maintenance and Construction	15.00% Secured Debt (Maturity - June 5, 2022) (14)	None	500	500	500
		Preferred Member Units (400 units) (16)	—	—	100	1,730
					600	2,230
Clad-Rex Steel, LLC (10) (13)	Specialty Manufacturer of Vinyl-Clad Metal	LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.71%, Secured Debt (Maturity - December 20, 2021) (8)	1 month LIBOR	2,720	2,694	2,696
		Member Units (179 units) (16)	—	—	1,820	2,408
		10.00% Secured Debt (Clad-Rex Steel RE Investor, LLC) (Maturity - December 19, 2036)	None	284	282	282
		Member Units (Clad-Rex Steel RE Investor, LLC) (200 units)	—	—	53	115
					4,849	5,501
Copper Trail Fund Investments (9) (15)	Investment Partnership	LP Interests (Copper Trail Energy Fund I, LP) (Fully Diluted 12.40%) (16)	—	—	1,389	1,643

Digital Products Holdings LLC (10) (13)	Designer and Distributor of Consumer Electronics	LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 11.75%, Secured Debt (Maturity - March 31, 2023) (8)	1 month LIBOR	$4,905	$4,832	$4,611
		Preferred Member Units (863 units) (16)	—	—	2,375	1,294
					7,207	5,905
Direct Marketing Solutions, Inc. (10) (13)	Provider of Omni-Channel Direct Marketing Services	LIBOR Plus 11.00% (Floor 1.00%), Current Coupon 12.75%, Secured Debt (Maturity - February 13, 2023) (8)	1 month LIBOR	3,929	3,851	3,929
		Preferred Stock (2,100 shares)	—	—	2,100	5,051
					5,951	8,980
Freeport Financial Funds (9) (15)	Investment Partnership	LP Interests (Freeport First Lien Loan Fund III, LP) (Fully diluted 6.00%) (16)	—	—	9,956	9,696
Gamber-Johnson Holdings, LLC (10) (13)	Manufacturer of Ruggedized Computer Mounting Systems	LIBOR Plus 7.50% (Floor 2.00%), Current Coupon 8.50%, Secured Debt (Maturity - June 24, 2021) (8)	1 month LIBOR	4,755	4,704	4,755
		Member Units (2,155 units) (16)	—	—	3,711	13,352
					8,415	18,107
Guerdon Modular Holdings, Inc. (10) (13)	Multi-Family and Commercial Modular Construction Company	16.00% Secured Debt (Maturity - October 1, 2019) (18)	None	3,147	3,116	—
		LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 10.60%, Secured Debt (Maturity - October 1, 2019) (8) (18)	3 month LIBOR	253	252	—
		Common Stock (53,008 shares)	—	—	746	—
		Class B Preferred Stock (101,250 shares)	—	—	285	—
					4,399	—
Gulf Publishing Holdings, LLC (10) (13)	Energy Industry Focused Media and Publishing	12.50% Secured Debt (Maturity - April 29, 2021)	None	3,134	3,112	3,124
		LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 11.21%, Secured Debt (Maturity - September 30, 2020) (8)	1 month LIBOR	70	70	70
		Member Units (920 units)	—	—	920	605
					4,102	3,799
Harris Preston Fund Investments (9) (15)	Investment Partnership	LP Interests (HPEP 3, LP) (Fully diluted 8.20%)	—	—	2,474	2,474
Hawk Ridge Systems, LLC (9) (10) (13)	Value-Added Reseller of Engineering Design and Manufacturing Solutions	11.00% Secured Debt (Maturity - December 2, 2021)	None	3,350	3,318	3,350
		LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.71%, Secured Debt (Maturity - December 2, 2021) (8)	1 month LIBOR	150	148	148
		Preferred Member Units (56 units) (16)	—	—	713	1,975
		Preferred Member Units (HRS Services, ULC) (56 units)	—	—	38	105
					4,217	5,578
J & J Services, Inc. (10) (13)	Provider of Dumpster Rental and Related Services	11.50% Secured Debt (Maturity - October 31, 2024)	None	4,400	4,315	4,315
		Preferred Member Units (704 units)	—	—	1,790	1,790
					6,105	6,105
Kickhaefer Manufacturing Company, LLC (10) (13)	Precision Metal Parts Manufacturing	11.50% Secured Debt (Maturity - October 31, 2023)	None	6,300	6,141	6,146
		9.00% Secured Debt (Maturity - October 31, 2048)	None	995	977	977
		Preferred Member Units (145 units)	—	—	3,060	3,060
		Member Units (KMC RE Investor, LLC) (200 units) (16)	—	—	248	290
					10,426	10,473
Market Force Information, Inc. (10) (13)	Provider of Customer Experience Management Services	6.00% Current / 6.00% PIK Secured Debt (Maturity - July 28, 2022)	3 month LIBOR	5,792	5,732	5,625
		8.00% Secured Debt (Maturity - July 28, 2022)	None	697	697	674
		Member Units (170,000 units)	—	—	4,160	1,319
					10,589	7,618
M.H. Corbin Holding LLC (10) (13)	Manufacturer and Distributor of Traffic Safety Products	5.00% Current / 5.00% PIK Secured Debt (Maturity - March 31, 2022)	None	$2,213	$2,191	$2,213
		Preferred Member Units (16,500 units)	—	—	1,100	1,192
		Common Units (1,000 units)	—	—	1,500	5
					4,791	3,410
Mystic Logistics Holdings, LLC (10) (13)	Logistics and Distribution Services Provider for Large Volume Mailers	12.00% Secured Debt (Maturity - August 15, 2019) (19)	None	1,563	1,561	1,561
		Common Stock (1,468 shares) (16)	—	—	680	2,103
					2,241	3,664
NexRev, LLC (10) (13)	Provider of Energy Efficiency Products & Services	11.00% Secured Debt (Maturity - February 28, 2023)	None	4,397	4,331	4,331
		Preferred Member Units (21,600,000 units) (16)	—	—	1,720	1,577
					6,051	5,908
NuStep, LLC (10) (13)	Designer, Manufacturer and Distributor of Fitness Equipment	12.00% Secured Debt (Maturity - January 31, 2022)	None	4,949	4,901	4,901
		Preferred Member Units (102 units)	—	—	2,550	2,550
					7,451	7,451
SI East, LLC (10) (13)	Rigid Industrial Packaging Manufacturing	9.50% Secured Debt (Maturity - August 31, 2023)	None	10,988	10,849	10,988
		Preferred Member Units (52 units) (16)	—	—	2,000	2,734
					12,849	13,722
Tedder Acquisition, LLC (10) (13)	Manufacturer of Firearm Holsters and Accessories	12.00% Secured Debt (Maturity - August 31, 2023)	None	4,100	4,003	4,066
		12.00% Secured Debt (Maturity - August 31, 2020)	None	160	158	158
		Preferred Member Units (110 units)	—	—	2,034	2,034
					6,195	6,258
Trantech Radiator Topco, LLC (10) (13)	Transformer Cooling Products and Services	12.00% Secured Debt (Maturity - May 31, 2024)	None	2,300	2,226	2,237
		Common Stock (154 shares) (16)	—	—	1,164	1,164
					3,390	3,401

Subtotal Affiliate Investments (4) (15% of total investments at fair value)					$144,006	$154,158

Non-Control/Non-Affiliate Investments (5)
AAC Holdings Inc. (8)	Substance Abuse Treatment Service Provider	LIBOR Plus 11.75% (Floor 1.00%), Current Coupon 16.75%, Secured Debt (Maturity - June 30, 2023) (18)	3 month LIBOR	$14,449	$14,078	$9,392
		LIBOR Plus 11.00% (Floor 1.00%), Current Coupon 13.03%, Secured Debt (Maturity - April 15, 2020)	3 month LIBOR	2,227	2,069	2,172
					16,147	11,564
Adams Publishing Group, LLC (8) (11)	Local Newspaper Operator	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 9.44%, Secured Debt (Maturity - July 3, 2023)	3 month LIBOR	6,158	6,064	6,158
		LIBOR Plus 7.50% (Floor 1.50%), Current Coupon 9.45%, Secured Debt (Maturity - July 3, 2023)	3 month LIBOR	197	184	197
		PRIME Plus 4.00% (Floor 1.50%), Current Coupon 8.75%, Secured Debt (Maturity - July 3, 2023)	PRIME	5,000	4,930	5,000
					11,178	11,355
ADS Tactical, Inc. (8) (11)	Value-Added Logistics and Supply Chain Solutions Provider to the Defense Industry	LIBOR Plus 6.25% (Floor 0.75%), Current Coupon 8.10%, Secured Debt (Maturity - July 26, 2023)	2 month LIBOR	15,827	15,817	15,827
Aethon United BR, LP (8) (11)	Oil & Gas Exploration & Production	LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 8.46%, Secured Debt (Maturity - September 8, 2023) (14)	1 month LIBOR	7,000	6,918	6,846
Allen Media, LLC (8)	Operator of Cable Television Networks	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.44%, Secured Debt (Maturity - August 30, 2023)	3 month LIBOR	16,270	15,895	15,863
American Nuts, LLC (8) (11)	Roaster, Mixer and Packager of Bulk Nuts and Seeds	LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 11.60%, Secured Debt (Maturity - April 10, 2023)	3 month LIBOR	$12,241	$11,950	$12,241
American Teleconferencing Services, Ltd. (8)	Provider of Audio Conferencing and Video Collaboration Solutions	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.32%, Secured Debt (Maturity - June 8, 2023)	3 month LIBOR	14,150	13,715	8,511
American Trailer Rental Group LLC (10) (13)	Provider of Short Term Trailer and Container Rental	LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 9.34%, Secured Debt (Maturity - June 7, 2022) (8)	1 month LIBOR	6,772	6,659	6,772
		Member Units (Milton Meisler Holdings, LLC) (12,139 units)	—	—	1,214	2,135
					7,873	8,907
APTIM Corp	Engineering, Construction and Procurement	7.75% Secured Debt (Maturity - June 15, 2025)	None	6,952	6,255	4,171
Arcus Hunting, LLC (8) (11)	Manufacturer of Bowhunting and Archery Products and Accessories	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 9.10%, Secured Debt (Maturity - January 13, 2020)	1 month LIBOR	6,928	6,932	6,928
ASC Ortho Management Company, LLC (11)	Provider of Orthopedic Services	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 9.60%, Secured Debt (Maturity - August 31, 2023) (8)	3 month LIBOR	4,543	4,466	4,502
		13.25% PIK Secured Debt (Maturity - December 1, 2023) (14)	None	1,793	1,754	1,793
					6,220	6,295
ATI Investment Sub, Inc. (8)	Manufacturer of Solar Tracking Systems	LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 9.06%, Secured Debt (Maturity - June 22, 2021)	1 month LIBOR	2,885	2,842	2,853
ATX Networks Corp. (8) (9)	Provider of Radio Frequency Management Equipment	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.94%, Current Coupon plus PIK 8.94%, Secured Debt (Maturity - June 11, 2021)	3 month LIBOR	13,638	13,520	12,786
BarFly Ventures, LLC (11)	Casual Restaurant Group	12.00% Secured Debt (Maturity - August 31, 2020)	None	3,395	3,378	2,580
		Warrants (.410 equivalent units, Expiration - August 31, 2025)	—	—	158	—
		Options (.99 equivalent units)	—	—	202	—
					3,738	2,580
BBB Tank Services, LLC (10) (13)	Maintenance, Repair and Construction Services to the Above-Ground Storage Tank Market	LIBOR Plus 11.00% (Floor 1.00%), Current Coupon 12.71%, Secured Debt (Maturity - April 8, 2021) (8)	1 month LIBOR	1,200	1,197	1,177
		Preferred Stock (non-voting) (28,280 units) (16)	—	—	33	33
		Member Units (200,000 units)	—	—	200	73
					1,430	1,283
Berry Aviation, Inc. (11)	Charter Airline Services	10.50% Current / 1.50% PIK, Secured Debt (Maturity - January 6, 2024) (14)	None	4,548	4,494	4,548
		Preferred Member Units (Berry Acquisition, LLC) (1,548,387 units, 8.00% cumulative) (16)	—	—	1,548	776
		Preferred Member Units (Berry Acquisition, LLC) (122,416 units, 16.00% cumulative) (16)	—	—	122	125
					6,164	5,449
BigName Commerce, LLC (8) (11)	Provider of Envelopes and Complimentary Stationery Products	LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 9.35%, Secured Debt (Maturity - May 11, 2022)	3 month LIBOR	2,232	2,218	2,232
Binswanger Enterprises, LLC (11)	Glass Repair and Installation Service Provider	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 10.41%, Secured Debt (Maturity - March 9, 2022) (8)	3 month LIBOR	13,635	13,345	13,635
		Member Units (1,050,000 units)	—	—	1,050	950
					14,395	14,585
Bluestem Brands, Inc. (8)	Multi-Channel Retailer of General Merchandise	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 9.30%, Secured Debt (Maturity - November 6, 2020)	3 month LIBOR	11,391	11,339	8,550

Boccella Precast Products, LLC (10) (13)	Manufacturer of Precast Hollow Core Concrete	LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 14.10%, Secured Debt (Maturity - June 30, 2022) (8)	3 month LIBOR	$3,311	$3,262	$3,311
		Member Units (540,000 units) (16)	—	—	564	1,567
					3,826	4,878
Brightwood Capital Fund Investments (9) (15)	Investment Partnership	LP Interests (Brightwood Capital Fund III, LP) (Fully diluted 1.60%) (16)	—	—	3,815	3,018
		LP Interests (Brightwood Capital Fund IV, LP) (Fully diluted 0.80%) (16)	—	—	9,037	9,009
					12,852	12,027
Buca C, LLC (10) (13)	Casual Restaurant Group	LIBOR Plus 9.25% (Floor 1.00%), Current Coupon 10.94%, Secured Debt (Maturity - June 30, 2020) (8)	1 month LIBOR	12,669	12,639	12,530
		Preferred Member Units (4 units, 6.00% cumulative) (16)	—	—	3,040	3,135
					15,679	15,665
Cadence Aerospace, LLC (8) (11)	Aerospace Manufacturing	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.43%, Secured Debt (Maturity - November 14, 2023)	3 month LIBOR	19,272	19,135	19,273
CAI Software, LLC (10) (13)	Provider of Specialized Enterprise Resource Planning Software	11.00% Secured Debt (Maturity - December 7, 2023)	None	2,290	2,299	2,290
		Member Units (16,742 units) (16)	—	—	188	1,303
					2,487	3,593
Cenveo Corporation	Provider of Digital Marketing Agency Services	LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 11.21%, Secured Debt (Maturity - June 7, 2023) (8)	3 month LIBOR	4,449	4,177	4,449
		Common Stock (138,889 shares)	—	—	4,163	2,292
					8,340	6,741
Chisholm Energy Holdings, LLC (8) (11)	Oil and Gas Exploration and Production	LIBOR Plus 6.25% (Floor 1.50%), Current Coupon 8.16%, Secured Debt (Maturity - May 15, 2026) (14)	3 month LIBOR	3,571	3,477	3,489
Clarius BIGS, LLC (11)	Prints & Advertising Film Financing	15.00% PIK Secured Debt (Maturity - January 5, 2015) (18)	None	2,100	1,842	29
		20.00% PIK Secured Debt (Maturity - January 5, 2015) (18)	None	763	670	11
					2,512	40
Clickbooth.com, LLC (8) (11)	Provider of Digital Advertising Performance Marketing Solutions	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 10.59%, Secured Debt (Maturity - December 5, 2022)	3 month LIBOR	2,663	2,625	2,663
Construction Supply Investments, LLC (11)	Distribution Platform of Specialty Construction Materials to Professional Concrete and Masonry Contractors	Member units (42,207 units)	—	—	4,866	7,669
CTVSH, PLLC (8) (11) (13)	Emergency Care and Specialty Service Animal Hospital	LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.91%, Secured Debt (Maturity - August 3, 2022)	1 month LIBOR	2,525	2,494	2,525
Datacom, LLC (10) (13)	Technology and Telecommunications Provider	5.25% Current / 5.25% PIK, Current Coupon 10.50% Secured Debt (Maturity - May 31, 2021) (18)	None	1,376	1,315	1,116
		8.00% Secured Debt (Maturity - May 31, 2021) (18)	None	200	200	179
		Class A Preferred Member Units (1,530 units)	—	—	144	—
		Class B Preferred Member Units (717 units)	—	—	670	—
					2,329	1,295
Digital River, Inc. (8)	Provider of Outsourced e-Commerce Solutions and Services	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.90%, Secured Debt (Maturity - February 12, 2021)	3 month LIBOR	9,759	9,725	9,734
DTE Enterprises, LLC (11)	Industrial Powertrain Repair and Services	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 9.24%, Secured Debt (Maturity - April 13, 2023) (8)	1 month LIBOR	10,992	10,831	10,992
		Class AA Preferred Member Units (non-voting) (16)	—	—	838	859
		Class A Preferred Member Units (776,316 units) (16)	—	—	776	1,490
					12,445	13,341
Dynamic Communities, LLC (8) (11)	Developer of Business Events and Online Community Groups	LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.71%, Secured Debt (Maturity - July 17, 2023)	3 month LIBOR	$5,425	$5,341	$5,425
Epic Y-Grade Services, LP (8)	NGL Transportation & Storage	LIBOR Plus 6.00% (Floor 0.00%), Current Coupon 8.04%, Secured Debt (Maturity - June 13, 2024)	3 month LIBOR	10,275	10,115	10,050
Evergreen Skills Lux S.á r.l. (d/b/a Skillsoft) (8) (9)	Technology-Based Performance Support Solutions	LIBOR Plus 8.25% (Floor 1.00%), Current Coupon 10.45%, Secured Debt (Maturity - April 28, 2022) (14)	6 month LIBOR	10,901	10,669	3,060
Felix Investments Holdings II, LLC (8) (11)	Oil and Gas Exploration and Production	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.40%, Secured Debt (Maturity - August 9, 2022)	1 month LIBOR	5,000	4,937	5,000
Flavors Holdings, Inc. (8)	Global Provider of Flavoring and Sweetening Products and Solutions	LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 7.69%, Secured Debt (Maturity - April 3, 2020)	3 month LIBOR	10,719	10,667	10,076
GoWireless Holdings, Inc. (8)	Provider of Wireless Telecommunications Carrier Services	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.30%, Secured Debt (Maturity - December 22, 2024)	3 month LIBOR	14,910	14,803	14,377
HDC/HW Intermediate Holdings, LLC (8) (11)	Managed Services and Hosting Provider	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 9.45%, Secured Debt (Maturity - December 21, 2023)	3 month LIBOR	1,961	1,928	1,958
Hoover Group, Inc. (8) (9) (11)	Provider of Storage Tanks and Related Products to the Energy and Petrochemical Markets	LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 9.16%, Secured Debt (Maturity - January 28, 2021)	3 month LIBOR	22,045	21,529	20,391
Hunter Defense Technologies, Inc. (8) (11)	Provider of Military and Commercial Shelters and Systems	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.94%, Secured Debt (Maturity - March 29, 2023)	3 month LIBOR	15,944	15,676	15,944
HW Temps, LLC (10) (13)	Temporary Staffing Solutions	8.00% Secured Debt (Maturity - March 29, 2023)	None	2,545	2,498	2,230
Hydrofarm Holdings, LLC (8) (11)	Wholesaler of Horticultural Products	LIBOR Plus 10.00%, Current Coupon 3.54% / 8.26% PIK, Current Coupon Plus PIK 11.80%, Secured Debt (Maturity - May 12, 2022)	1 month LIBOR	7,658	7,573	6,410
Hyperion Materials & Technologies, Inc. (8)	Manufacturer of Cutting and Machine Tools and Specialty Polishing Compounds	LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 7.30%, Secured Debt (Maturity - August 28, 2026)	1 month LIBOR	7,500	7,355	7,425
iEnergizer Limited (8) (9) (11)	Provider of Business Outsourcing Solutions	LIBOR Plus 6.00% (Floor 1.25%), Current Coupon 7.79%, Secured Debt (Maturity - April 17, 2024)	1 month LIBOR	12,963	12,848	12,963
Implus Footcare, LLC (8) (11)	Provider of Footwear and Related Accessories	LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 8.19%, Secured Debt (Maturity - April 30, 2024)	3 month LIBOR	16,977	16,644	16,655
Independent Pet Partners Intermediate Holdings, LLC (11)	Omnichannel Retailer of Specialty Pet Products	LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.89%, Secured Debt (Maturity - November 19, 2023) (8)	3 month LIBOR	14,376	14,120	14,376
		Member Units (1,191,667 units)	—	—	1,192	964
					15,312	15,340
Industrial Services Acquisitions, LLC (11)	Industrial Cleaning Services	6.00% Current / 7.00% PIK, Current Coupon 13.00%, Unsecured Debt (Maturity - December 17, 2022) (17)	None	12,014	11,990	12,014
		Member Units (Industrial Services Investments, LLC) (336 units; 10.00% cumulative)	—	—	202	202
		Preferred Member Units (Industrial Services Investments, LLC) (187 units; 20.00% cumulative)	—	—	124	124
		Member Units (Industrial Services Investments, LLC) (2,100 units)	—	—	2,100	1,191
					14,416	13,531
Interface Security Systems, L.L.C. (8) (11)	Commercial Security and Alarm Services	LIBOR Plus 7.00% (Floor 1.75%), Current Coupon 8.80%, Secured Debt (Maturity - August 7, 2023)	1 month LIBOR	7,500	7,363	7,363
Intermedia Holdings, Inc. (8)	Unified Communications as a Service	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.80%, Secured Debt (Maturity - July 19, 2025)	1 month LIBOR	3,516	3,487	3,525
Invincible Boat Company, LLC (8) (11)	Manufacturer of Sport Fishing Boats	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.45%, Secured Debt (Maturity - August 28, 2025)	3 month LIBOR	9,873	9,773	9,773
Isagenix International, LLC (8)	Direct Marketer of Health and Wellness Products	LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 7.70%, Secured Debt (Maturity - June 14, 2025)	3 month LIBOR	5,943	5,893	4,273
JAB Wireless, Inc. (8) (11)	Fixed Wireless Broadband Provider	LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.74%, Secured Debt (Maturity - May 2, 2023)	3 month LIBOR	$14,775	$14,668	$14,775
Jackmont Hospitality, Inc. (8) (11)	Franchisee of Casual Dining Restaurants	LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 8.45%, Secured Debt (Maturity - May 26, 2021)	1 month LIBOR	8,119	8,111	8,119
Joerns Healthcare, LLC (8)	Manufacturer and Distributor of Health Care Equipment & Supplies	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.91%, Secured Debt (Maturity - August 21, 2024)	3 month LIBOR	3,335	3,276	3,276
		Common Stock (472,579 shares)	—	—	3,678	3,678
					6,954	6,954
Kemp Technologies, Inc. (8) (11)	Provider of Application Delivery Controllers	LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 8.17%, Secured Debt (Maturity - March 29, 2024)	1 month LIBOR	7,463	7,326	7,463
Knight Energy Services LLC (11)	Oil and Gas Equipment & Services	8.50% PIK Secured Debt (Maturity - February 9, 2024)	None	828	828	828
		Class A-2 Shares (25,692 units)	—	—	1,843	1,843
					2,671	2,671
Kore Wireless Group, Inc. (8)	Mission Critical Software Platform	LIBOR Plus 5.50% (Floor 1.00%) PIK, 7.44%, Secured Debt (Maturity - December 20, 2024)	3 month LIBOR	6,061	6,036	6,023
Larchmont Resources, LLC (9)	Oil & Gas Exploration & Production	LIBOR Plus 7.00% (Floor 1.00%) PIK, 8.89% PIK, Secured Debt (Maturity - August 7, 2020) (8)	3 month LIBOR	3,614	3,638	3,352
		Member units (Larchmont Intermediate Holdco, LLC) (4,806 units)	—	—	601	1,201
					4,239	4,553
Laredo Energy VI, LP (8) (11)	Oil & Gas Exploration & Production	LIBOR Plus 9.63% (Floor 2.00%), Current Coupon 5.38% / 6.26% PIK, Current Coupon PIK 11.64%, Secured Debt (Maturity - November 19, 2021)	3 month LIBOR	11,228	11,093	10,554
Lightbox Holdings, L.P. (8)	Provider of Commercial Real Estate Software	LIBOR Plus 5.00% (Floor 0.00%), Current Coupon 6.74%, Secured Debt (Maturity - May 9, 2026)	1 month LIBOR	4,975	4,904	4,913
LL Management, Inc. (8) (11)	Medical Transportation Service Provider	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.56%, Secured Debt (Maturity - September 25, 2023)	3 month LIBOR	13,719	13,590	13,719
Logix Acquisition Company, LLC (8) (11)	Competitive Local Exchange Carrier	LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 7.55%, Secured Debt (Maturity - December 22, 2024) (23)	1 month LIBOR	12,756	12,682	12,628
LSF9 Atlantis Holdings, LLC (8)	Provider of Wireless Telecommunications Carrier Services	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.74%, Secured Debt (Maturity - May 1, 2023)	1 month LIBOR	13,124	13,059	12,157
Lulu’s Fashion Lounge, LLC (8) (11)	Fast Fashion E-Commerce Retailer	LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.80%, Secured Debt (Maturity - August 28, 2022)	1 month LIBOR	5,668	5,533	5,554
Lynx FBO Operating LLC (11)	Fixed Based Operator in the General Aviation Industry	LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 7.86%, Secured Debt (Maturity - September 30, 2024) (8)	3 month LIBOR	13,750	13,451	13,487
		Member Units (3,704 units)	—	—	500	500
					13,951	13,987
Mac Lean-Fogg Company (11)	Manufacturer and Supplier for Auto and Power Markets	LIBOR Plus 5.00% (Floor 0.00%), Current Coupon 6.80%, Secured Debt (Maturity - December 22, 2028) (8)	1 month LIBOR	7,135	7,083	7,135
		Preferred Stock (650 shares; 4.50% Cash / 9.25% PIK, cumulative) (16)	—	—	771	771
					7,854	7,906
Mariner CLO 7, Ltd. (9) (15)	Structured Finance	Subordinated Structured Notes (estimated yield of 8.30% due April 30, 2032)	—	25,935	22,810	19,028
Mills Fleet Farm Group LLC (8) (11)	Omnichannel Retailer of Work, Farm and Lifestyle Merchandise	LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 8.29% / 0.75% PIK, Current Coupon Plus PIK 9.04%, Secured Debt (Maturity - October 24, 2024)	3 month LIBOR	14,883	14,556	14,184
NinjaTrader, LLC (8) (11)	Operator of Futures Trading Platform	LIBOR Plus 6.00% (Floor 1.50%), Current Coupon 9.04%, Secured Debt (Maturity - December 18, 2024)	1 month LIBOR	9,675	9,490	9,490
NNE Partners, LLC (8) (11)	Oil & Gas Exploration & Production	LIBOR Plus 8.00%, (Floor 0.00%), Current Coupon 9.91%, Secured Debt (Maturity - March 2, 2022)	3 month LIBOR	20,417	20,320	20,172
North American Lifting Holdings, Inc. (8)	Crane Service Provider	LIBOR Plus 4.50% (Floor 1.00%), Current Coupon 6.44%, Secured Debt (Maturity - November 27, 2020)	3 month LIBOR	$6,179	$5,959	$5,228
Novetta Solutions, LLC (8)	Provider of Advanced Analytics Solutions for Defense Agencies	LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.80%, Secured Debt (Maturity - October 17, 2022)	1 month LIBOR	14,823	14,573	14,604
NTM Acquisition Corp. (8)	Provider of B2B Travel Information Content	LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 8.05%, Secured Debt (Maturity - June 7, 2022)	1 month LIBOR	4,518	4,490	4,518
Pasha Group (8)	Diversified Logistics and Transportation Provided	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 9.35%, Secured Debt (Maturity - January 26, 2023)	2 month LIBOR	8,984	8,781	9,074
Permian Holdco 2, Inc.	Storage Tank Manufacturer	14.00% PIK Unsecured Debt (Maturity - October 15, 2021) (17)	None	1,138	1,138	851
		18.00% PIK Unsecured Debt (Maturity - June 30, 2022) (17)	None	794	794	794
		Series A Preferred Shares (Permian Holdco 1, Inc.) (386,255 shares)	—	—	1,997	250
		Common Shares (Permian Holdco 1, Inc.) (386,255 shares)	—	—	—	—
					3,929	1,895
PricewaterhouseCoopers Public Sector LLP (8)	Provider of Consulting Services to Governments	LIBOR Plus 8.00% (Floor 0.00%), Current Coupon 9.80%, Secured Debt (Maturity - May 1, 2026) (14)	1 month LIBOR	14,100	14,057	13,889
RM Bidder, LLC (11)	Scripted and Unscripted TV and Digital Programming Provider	Common Stock (1,854 shares)	—	—	31	12
		Series A Warrants (124,915 equivalent units, Expiration - October 20, 2025)	—	—	284	—
		Series B Warrants (93,686 equivalent units, Expiration - October 20, 2025)	—	—	—	—
					315	12
Salient Partners, LP (8) (11)	Provider of Asset Management Services	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.80%, Secured Debt (Maturity - June 9, 2021)	1 month LIBOR	6,450	6,511	6,450
Slick Software Holdings LLC (10) (13)	Text Messaging Marketing Platform	14.00% Secured Debt (Maturity - September 13, 2023)	None	1,590	1,336	1,336
		Member units (17,500 units) (16)	—	—	175	270
		Warrants (4,521 equivalent units, Expiration - September 13, 2028)	—	—	45	73
					1,556	1,679
Smart Modular Technologies, Inc. (8) (9) (11)	Provider of Specialty Memory Solutions	LIBOR Plus 6.25%, (Floor 1.00%), Current Coupon 8.16%, Secured Debt (Maturity - August 9, 2022)	3 month LIBOR	18,484	18,340	18,669
TEAM Public Choices, LLC (8) (11)	Home-Based Care Employment Service Provider	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.80%, Secured Debt (Maturity - September 20, 2024)	1 month LIBOR	9,626	9,530	9,529
TE Holdings, LLC	Oil & Gas Exploration & Production	Common Units (72,785 units)	—	—	728	—
TGP Holdings III LLC (8)	Outdoor Cooking & Accessories	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 10.30%, Secured Debt (Maturity - September 25, 2025) (14)	1 month LIBOR	5,000	5,000	4,675
TMC Merger Sub Corp (8)	Refractory & Maintenance Services Provider	LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 8.56%, Secured Debt (Maturity - October 31, 2022) (25)	1 month LIBOR	16,835	16,691	16,689
TOMS Shoes, LLC	Global Designer, Distributor, and Retailer of Casual Footwear	LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 7.46%, Secured Debt (Maturity - October 30, 2020)	3 month LIBOR	571	571	571
		LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.96%, Secured Debt (Maturity - December 31, 2025) (8) (14)	3 month LIBOR	1,637	1,637	1,637
		Member Units (13,866 units)	—	—	220	220
					2,428	2,428
USA DeBusk LLC (8) (11)	Provider of Industrial Cleaning Services	LIBOR Plus 5.75%, (Floor 1.00%), Current Coupon 7.54%, Secured Debt (Maturity - October 22, 2024)	1 month LIBOR	20,000	19,615	19,615
U.S. Telepacific Corp. (8)	Provider of Communications and Managed Services	LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.94%, Secured Debt (Maturity - May 2, 2023)	3 month LIBOR	12,500	12,297	12,032
Vida Capital, Inc. (8)	Alternative Asset Manager	LIBOR Plus 6.00% (Floor 0.00%), Current Coupon 7.93%, Secured Debt (Maturity - October 1, 2026)	3 month LIBOR	$7,500	$7,391	$7,425
VIP Cinema Holdings, Inc. (8)	Supplier of Luxury Seating to the Cinema Industry	LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.91%, Secured Debt (Maturity - March 1, 2023) (18)	3 month LIBOR	8,750	8,724	4,611
Vistar Media, Inc. (11)	Operator of Digital Out-of-Home Advertising Platform	LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 10.00%, Secured Debt (Maturity - April 3, 2023) (8)	3 month LIBOR	4,963	4,790	4,963
		Warrants (69,675 equivalent units, Expiration - April 3, 2029)	—	—	—	1,630
		Preferred Stock (70,207 shares)	—	—	767	1,610
					5,557	8,203
Volusion, LLC (10) (13)	Provider of Online Software-as-a-Service eCommerce Solutions	11.50% Secured Debt (Maturity - January 24, 2020)	None	8,672	8,611	8,290
		8.00% Unsecured Convertible Debt (Maturity - November 16, 2023)	None	175	175	124
		Preferred Member Units (2,090,001 units)	—	—	6,000	6,000
		Warrants (784,866.80 equivalent units, Expiration - January 26, 2025)	—	—	1,104	64
					15,890	14,478
Wireless Vision Holdings, LLC (8) (11)	Provider of Wireless Telecommunications Carrier Services	LIBOR Plus 9.65% (Floor 1.00%), Current Coupon 11.66% / 1.00% PIK, Current Coupon Plus PIK 12.66%, Secured Debt (Maturity - September 29, 2022) (23)	1 month LIBOR	7,148	7,023	7,148
		LIBOR Plus 9.91% (Floor 1.00%), Current Coupon 11.61% / 1.00% PIK, Current Coupon Plus PIK 12.61%, Secured Debt (Maturity - September 29, 2022) (23)	1 month LIBOR	6,213	6,029	6,213
					13,052	13,361
YS Garments, LLC (8)	Designer and Provider of Branded Activewear	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.62%, Secured Debt (Maturity - August 9, 2024)	1 month LIBOR	7,266	7,206	7,201
Subtotal Non-Control/Non-Affiliate Investments (5) (82% of total portfolio investments at fair value)					$878,632	$838,643

Total Portfolio Investments					$1,040,055	$1,027,597

Short Term Investments (20)
Fidelity Institutional Money Market Funds (21)	—	Prime Money Market Portfolio, Class III Shares	—	—	$3,482	$3,482
US Bank Money Market Account (21)	—	—	—	—	15,973	15,973

Total Short Term Investments					$19,455	$19,455
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

		Twelve Months Ended December 31, 2019				Twelve Months Ended December 31, 2019
Affiliate Investments	Fair Value at December 31, 2018	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)***	Fair Value at December 31, 2019	Net Realized Gain (Loss)	Interest Income	Fee Income	Dividend Income

AFG Capital Group, LLC
Term loan	$—	$260	$(51)	$—	$209	$—	$16	$—	$—
Member units	995	1	—	299	1,295	—	—	—	(10)
Warrants	237	195	(260)	(172)	—	195	—	—	—
Analytical Systems Keco, LLC
Term loan	—	1,403	(143)	6	1,266	—	69	—	—
Preferred member units	—	800	—	—	800	—	—	—	—
Warrants	—	79	—	—	79	—	—	—	—

Brewer Crane Holdings, LLC
Term loan	$2,347	$10	$(124)	$—	$2,233	$—	$297	$—	$—
Preferred member units	1,070	—	—	—	1,070	—	—	—	30
Centre Technologies Holdings, LLC
Term loan	—	3,069	(67)	6	3,008	—	362	30	—
Preferred member units	—	1,460	—	—	1,460	—	—	—	—
Chamberlin Holding, LLC
Term loan	4,933	28	(608)	90	4,443	—	633	75	—
Member units	4,735	—	—	1,274	6,009	—	—	—	276
Member units (Langfield RE, LLC)	183	79	—	101	363	—	—	—	90
Charlotte Russe, Inc.
Common stock	3,090	—	(6,236)	3,146	—	(5,430)	(84)	—	—
Charps, LLC
Term loan	2,975	452	(3,374)	(53)	—	—	236	—	—
Term loan	—	500	—	—	500	—	4	2	—
Preferred member units	568	—	—	1,162	1,730	—	—	—	134
Clad-Rex Steel, LLC
Term loan	3,020	14	(300)	(38)	2,696	—	348	—	—
Member units	2,653	—	—	(245)	2,408	—	1	—	67
Term loan (Clad-Rex Steel RE Investor, LLC)	288	—	(5)	(1)	282	—	29	—	—
Member units (Clad-Rex Steel RE Investor, LLC)	88	—	—	27	115	—	—	—	—
Copper Trail Energy Fund I, LP
LP Interests	—	4,029	(1,916)	(470)	1,643	—	—	17	(250)
Digital Products Holdings, LLC
Term loan	6,320	42	(1,530)	(221)	4,611	—	756	—	—
Preferred member units	2,116	259	—	(1,081)	1,294	—	—	—	37
Direct Marketing Solutions, Inc.
Term loan	4,404	29	(574)	70	3,929	—	612	—	—
Preferred stock	3,725	—	—	1,326	5,051	—	—	—	—
Freeport Financial Funds
LP interests	10,980	798	(1,998)	(84)	9,696	—	—	—	1,033
Gamber-Johnson Holdings, LLC
Term loan	5,371	23	(616)	(23)	4,755	—	503	—	—
Member units	11,365	—	—	1,987	13,352	—	—	—	930
Guerdon Modular Holdings, Inc.
Term loan	3,001	11	(19)	(2,993)	—	—	(252)	—	—
Term loan	—	252	—	(252)	—	—	2	3	—
Common stock	—	—	—	—	—	—	—	—	—
Class B preferred stock	—	—	—	—	—	—	—	—	—
Gulf Publishing Holdings, LLC
Term loan	3,131	14	(33)	12	3,124	—	412	—	—
Revolving line of credit	—	80	(10)	—	70	—	6	—	—
Member units	1,030	1	—	(426)	605	—	—	—	—
Harris Preston Fund Investments
LP interests (HPEP 3, LP)	1,733	741	—	—	2,474	—	—	—	—
LP interests (2717 HM, LP)	1,133	1,195	(2,328)	—	—	—	—	—	—
Hawk Ridge Systems, LLC
Term loan	3,575	17	(225)	(17)	3,350	—	379	—	—
Revolving line of credit	—	151	(3)	—	148	—	1	—	—
Preferred member units	1,815	—	—	160	1,975	—	—	—	94
Preferred member units (HRS Services, ULC)	95	—	—	10	105	—	—	—	—
HW Temps, LLC
Term loan	2,484	391	(2,875)	—	—	—	—	—	—
Preferred member units	986	—	(986)	—	—	—	—	—	—
J & J Services, Inc.
Term loan	—	4,403	(88)	—	4,315	—	90	—	—
Preferred member units	—	1,790	—	—	1,790	—	—	—	—

Kickhaefer Manufacturer Company, LLC
Term loan	$6,795	$51	$(700)	$—	$6,146	$—	$846	$—	$—
Term loan	259	3	(266)	4	—	—	5	—	—
Term loan	991	—	(14)	—	977	—	90	—	—
Preferred member units	3,060	—	—	—	3,060	—	—	—	27
Member units (KMC RE Investor, LLC)	248	—	—	42	290	—	—	—	—
Market Force Information, Inc.
Term loan	5,617	115	(1)	(106)	5,625	—	787	—	—
Revolving line of credit	50	696	(50)	(22)	674	—	33	—	—
Member units	3,275	485	—	(2,441)	1,319	—	—	—	—
M.H. Corbin Holding, LLC
Term loan	2,934	272	(1,115)	122	2,213	10	291	—	—
Preferred member units	250	—	—	(245)	5	—	—	—	—
Common units	—	1,100	—	92	1,192	—	—	—	—
Mystic Logistics Holdings, LLC
Term loan	1,877	10	(320)	(6)	1,561	—	222	—	—
Common stock	52	1	—	2,050	2,103	—	—	—	67
NexRev, LLC
Term loan	4,322	218	(161)	(48)	4,331	—	506	—	—
Preferred member units	1,972	—	—	(395)	1,577	—	—	—	49
NuStep, LLC
Term loan	5,073	28	(200)	—	4,901	—	655	—	—
Preferred member units	2,550	—	—	—	2,550	—	—	—	—
SI East, LLC
Term loan	11,582	41	(762)	127	10,988	—	1,227	—	—
Preferred member units	2,000	—	—	734	2,734	—	—	—	153
SoftTouch Medical Holdings, LLC
Term loan	—	—	—	—	—	(41)	—	—	—
Tedder Acquisition, LLC
Term loan	3,983	20	(1)	64	4,066	—	518	—	—
Revolving line of credit	118	300	(260)	—	158	—	16	1	—
Preferred member units	1,869	165	—	—	2,034	—	—	—	—
Trantech Radiator Topco, LLC
Term loan	—	2,616	(378)	(1)	2,237	—	195	—	—
Common stock	—	1,164	—	—	1,164	—	—	—	17
Total Affiliate Investments	$149,323	$29,861	$(28,597)	$3,571	$154,158	$(5,266)	$9,811	$128	$2,744
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

The Company previously registered for sale up to 150,000,000 shares of common stock pursuant to a registration statement on Form N-2 (File No. 333-178548) which was initially declared effective by the Securities and Exchange Commission (the “SEC”) on June 4, 2012 (the “Initial Offering”). The Initial Offering terminated on December 1, 2015. The Company raised approximately $601.2 million under the Initial Offering, including proceeds from the distribution reinvestment plan of approximately $22.0 million. The Company also registered for sale up to $1,500,000,000 worth of shares of common stock (the “Offering”) pursuant to a new registration statement on Form N-2 (File No. 333-204659), as amended and declared effective by the SEC on May 1, 2017. With the approval of the Company’s board of directors, the Company closed the Offering to new investors effective September 30, 2017. Through June 30, 2020, the Company raised approximately $248.1 million in the Offering, including proceeds from the distribution reinvestment plan of approximately $116.4 million.

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

The Adviser entered into an asset purchase agreement, dated June 26, 2020 (the “Purchase Agreement”), with the Sub-Adviser, Main Street (solely for the purposes set forth in the Purchase Agreement) and Hines (solely for the purposes set forth in the Purchase Agreement). The closing of the transactions contemplated by the Purchase Agreement (collectively, the “Transaction”) would result in an assignment for purposes of the 1940 Act, of the Investment Advisory Agreement and, as a result, its immediate termination. Because the Sub-Advisory Agreement contains a provision stating that it will terminate upon the termination of the Current Investment Advisory Agreement, the Sub-Advisory Agreement would terminate at such time as well. On June 29, 2020, the Company’s board of directors, including all of its independent directors, unanimously approved and recommended to the stockholders of the Company for approval a new investment advisory agreement, which, if approved by the stockholders, would result in the Sub-Adviser becoming the sole investment adviser to the Company. The Company engaged Hines Securities, Inc. (the “Dealer Manager”), an affiliate of the Adviser, to serve as the Dealer Manager for the Company’s offerings, if any.

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

Restricted Cash

Amounts included in restricted cash represent balances in the cash accounts held at HMS Funding, which have been set aside pursuant to an amendment to the Deutsche Bank Credit Facility effective April 24, 2020 (see Note 5 — Borrowings) (i) as a reserve for draws on unfunded commitments related to investments held by HMS Funding or (ii) to be applied against outstanding advances on the facility.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows.

	Six Months Ended
	June 30, 2020	June 30, 2019

Cash and cash equivalents	$12,672	$20,667
Restricted cash	15,252	—
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$27,924	$20,667

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

As of June 30, 2020, the Company had 10 debt investments in seven portfolio companies that were on non-accrual status,each of which was more than 90 days past due, and one additional investment that was more than 90 days past due but not on non-accrual status. The debt investments on non-accrual status comprised approximately 1.8% of the Company’s total investment portfolio at fair value and 5.0% of the total investment portfolio at cost. Each of these portfolio companies experienced a significant decline in credit quality raising doubt regarding the Company’s ability to collect the principal and interest contractually due. Given the credit deterioration of these portfolio companies, the Company ceased accruing interest income on the non-accrual debt investments and wrote off any previously accrued interest deemed uncollectible.

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

As of June 30, 2020 and December 31, 2019, the Company held 39 and 26 investments, respectively, which contained a PIK provision. As of June 30, 2020, six of the 39 investments with PIK provisions were on non-accrual status. No PIK interest was recorded on these non-accrual investments during the three and six months ended June 30, 2020. As of December 31, 2019, five of the 26 investments with PIK provisions were on non-accrual status. No PIK interest was recorded on these investments during the year ended December 31, 2019. For the three months ended June 30, 2020 and 2019, the Company capitalized approximately $1.1 million and $1.2 million, respectively, of PIK interest income. For the six months ended June 30, 2020 and 2019, the Company capitalized approximately $2.0 million and $2.4 million, respectively, of PIK interest income.

The Company may periodically provide services, including structuring and advisory services, to its portfolio companies or other third parties. The income from such services is non-recurring. For services that are separately identifiable and evidence exists to substantiate fair value, income is recognized as earned, which is generally when the investment or other applicable transaction closes. For the three months ended June 30, 2020 and 2019, the Company recognized approximately $441,000 and $161,000, respectively, of non-recurring fee income received from its portfolio companies or other third parties, which accounted for approximately 2.0% and 0.6%, respectively, of the Company’s total investment income during such period. For the six months ended June 30, 2020 and 2019, the Company recognized approximately $1.0 million and $522,000, respectively, of non-recurring fee income received from its portfolio companies or other third parties, which accounted for approximately 2.2% and 0.9%, respectively, of the Company’s total investment income during such period. Fees received in connection with debt financing transactions for services that do not meet these criteria are treated as debt origination fees and are deferred and accreted into interest income over the life of the financing.

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

In May 2020, the SEC adopted rules Release No. 33-10786 (the "SEC Release"), Amendments to Financial Disclosures about Acquired and Disposed Businesses, amending Rule 1-02(w)(2) used in the determination of a significant subsidiary. In part, the SEC Release eliminated the use of the asset test, and amended the income and investment tests for determining whether an unconsolidated subsidiary requires additional disclosure in the footnotes of the financial statements. The SEC Release is effective January 1, 2021, and early adoption is permitted. The adoption of the SEC Release on the Company’s condensed consolidated financial statements is not expected to be material.

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

As of June 30, 2020 and December 31, 2019, the Company’s investment portfolio was comprised of debt securities, equity investments and Other Portfolio investments. The fair value determination for these investments primarily consisted of unobservable (Level 3) inputs.

As of June 30, 2020 and December 31, 2019, all of the Company’s LMM portfolio investments consisted of illiquid securities issued by private companies. The fair value determination for the LMM portfolio investments primarily consisted of unobservable inputs. As a result, all of the Company’s LMM portfolio investments were categorized as Level 3 as of June 30, 2020 and December 31, 2019.

As of June 30, 2020 and December 31, 2019, the Company’s Middle Market portfolio investments consisted primarily of Middle Market investments in secured and unsecured debt investments and independently rated debt investments. The fair value determination for these investments consisted of a combination of (1) observable inputs in non-active markets for which sufficient observable inputs were available to determine the fair value of these investments, (2) observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and (3) unobservable inputs. As a result, all of the Company’s Middle Market portfolio investments were categorized as Level 3 as of June 30, 2020 and December 31, 2019.

As of June 30, 2020 and December 31, 2019, the Company’s Private Loan portfolio investments consisted primarily of debt investments. The fair value determination for Private Loan investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of the Company’s Private Loan portfolio investments were categorized as Level 3 as of June 30, 2020 and December 31, 2019.

As of June 30, 2020 and December 31, 2019, the Company’s Other Portfolio investments consisted primarily of illiquid securities issued by private companies. The Company relies primarily on information provided by managers of private investment funds in valuing these investments and considers whether it is appropriate, in light of all relevant circumstances, to value the Other Portfolio investments at the net asset value (“NAV”) reported by the private investment fund at the time of valuation or to adjust the value to reflect a premium or discount. Additionally, as of June 30, 2020, the Company’s Other Portfolio investments included an investment in subordinated notes of a CLO, which are carried at a fair value determined by taking into account information received from a third-party, independent valuation firm. The fair value determination for the Company’s Other Portfolio investments primarily consisted of unobservable inputs. As a result, all of the Company’s Other Portfolio investments were categorized as Level 3 as of June 30, 2020 and December 31, 2019.

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

•
External occurrences that may have an impact (both positive and negative) on the operating performance of the portfolio company, including but not limited to impacts from the coronavirus (“COVID-19”) pandemic and oil price volatility;

•	Qualitative assessment of key management;

•	Contractual rights, obligations or restrictions associated with the investment;

•	Third party pricing for securities with limited observability of inputs determining the pricing; and

•	Other factors deemed relevant.

The following table presents fair value measurements of the Company’s investments, by type of investment, as of June 30, 2020 according to the fair value hierarchy (dollars in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First lien secured debt investments	$—	$—	$659,719	$659,719
Second lien secured debt investments	—	—	34,157	34,157
Unsecured debt investments	—	—	13,669	13,669
Equity investments (1)	—	—	170,033	170,033
Total	$—	$—	$877,578	$877,578
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
(1) Includes the Company’s investment in CLO subordinated notes. (See Note 4 — Investment in HMS-ORIX SLF LLC)

The following table presents fair value measurements of the Company’s investments, by investment classification, segregated by the level within the fair value hierarchy as of June 30, 2020 (dollars in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
LMM portfolio investments	$—	$—	$216,388	$216,388
Private Loan investments	—	—	434,305	434,305
Middle Market investments	—	—	181,888	181,888
Other Portfolio investments (1)	—	—	44,997	44,997
Total	$—	$—	$877,578	$877,578
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

The following table, which is not intended to be all inclusive, presents the significant unobservable inputs of the Company’s Level 3 investments as of June 30, 2020 (dollars in thousands):

	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range	Weighted Average (2)
LMM equity investments	$91,018	Discounted Cash Flows	WACC	11.8% - 19.8%	14.0%
		Market Approach/Enterprise Value	EBITDA Multiples (1)	4.0x - 10.5x	6.9x
LMM debt investments	125,370	Discounted Cash Flows	Expected Principal Recovery	84.0% - 100.0%	99.3%
			Risk Adjusted Discount Factor	8.0% - 24.0%	14.2%
Private Loan debt investments	372,759	Discounted Cash Flows	Expected Principal Recovery	1.6% - 100.0%	99.6%
			Risk Adjusted Discount Factor	7.3% - 28.4%	11.1%
	32,272	Market Approach	Third Party Quotes	76.0% - 85.5%	80.3%
Private Loan equity investments	29,274	Market Approach/Enterprise Value	EBITDA Multiples (1)	4.9x - 11.9x	8.0x
		Discounted Cash Flows	WACC	11.2% - 14.9%	12.5%
Middle Market debt investments	4,949	Discounted Cash Flows	Expected Principal Recovery	25.0% - 100.0%	90.8%
			Risk Adjusted Discount Factor	8.8% - 42.5%	16.8%
	172,195	Market Approach	Third Party Quotes	37.5% - 99.7%	84.4%
Middle Market equity investments	4,744	Market Approach	Third Party Quotes	$0.0 - $100.0	$61.2
		Discounted Cash Flows	WACC	12.4% - 18.9%	12.4%
		Market Approach/Enterprise Value	EBITDA Multiples (1)	3.9x - 7.7x	7.7x
Other Portfolio investments (3)	30,531	Market Approach	NAV (1)	73.9% - 108.8%	94.3%
	14,466	Discounted Cash Flows	Constant Default Rate	1.0%	1.0%
			Constant Prepayment Rate	20.0%	20.0%
			Reinvestment Spread	3.4%	3.4%
			Reinvestment Price	99.5%	99.5%
			Recovery Rate	70.0%	70.0%
			Yield to Maturity	20.0%	20.0%
	$877,578
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
(3) Includes the Company’s investment in CLO subordinated notes. (See Note 4 — Investment in HMS-ORIX SLF LLC)

The following table provides a summary of changes in fair value of the Company’s Level 3 portfolio investments for the six months ended June 30, 2020 (dollars in thousands):

Type of Investment	December 31, 2019 Fair Value	PIK Interest Accrual	New Investments(1)	Sales/ Repayments	Net Change in Unrealized Appreciation (Depreciation) (2)	Net Realized Gain (Loss)	June 30, 2020 Fair Value
LMM Equity	$95,554	$—	$4,451	$(19)	$(7,937)	$(1,031)	$91,018
LMM Debt	129,567	136	13,255	(13,122)	(1,422)	(3,044)	125,370
Private Loan Equity	20,716	78	12,330	(20)	(3,830)	—	29,274
Private Loan Debt	460,436	1,487	31,805	(60,072)	(28,295)	(330)	405,031
Middle Market Debt	264,787	276	5,887	(61,190)	(19,527)	(13,089)	177,144
Middle Market Equity	7,641	—	—	—	(2,677)	(220)	4,744
Other Portfolio (3)	48,896	—	1,504	598	(6,022)	21	44,997
Total	$1,027,597	$1,977	$69,232	$(133,825)	$(69,710)	$(17,693)	$877,578
(1) Column includes changes to investments due to the net accretion of discounts/premiums and amortization of fees.
(2) Column does not include unrealized appreciation (depreciation) on unfunded commitments of approximately $(1.2) million.
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
(2) Column does not include unrealized appreciation (depreciation) on unfunded commitments of approximately $427,000.
(3) Includes the Company’s investments in both HMS-ORIX and CLO subordinated notes. (See Note 4 — Investment in HMS-ORIX SLF LLC)

The total net change in unrealized appreciation (depreciation) for the six months ended June 30, 2020 and 2019 included in the Condensed Consolidated Statements of Operations that related to Level 3 assets still held as of June 30, 2020 and 2019 was approximately $(88.5) million and $10.4 million, respectively. For the six months ended June 30, 2020 and 2019, there were no transfers between Level 2 and Level 3 portfolio investments.

Portfolio Investment Composition

The composition of the Company’s investments as of June 30, 2020, at cost and fair value, was as follows (dollars in thousands):

	Investments at Cost	Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First lien secured debt investments	$745,259	77.7%	$659,719	75.2%
Second lien secured debt investments	36,546	3.8	34,157	3.9
Unsecured debt investments	14,684	1.5	13,669	1.5
Equity investments (1)	161,580	16.8	168,211	19.2
Equity warrants	1,670	0.2	1,822	0.2
Total	$959,739	100.0%	$877,578	100.0%
(1) Includes the Company’s investment in CLO subordinated notes. (See Note 4 — Investment in HMS-ORIX SLF LLC)

The composition of the Company’s investments as of December 31, 2019, at cost and fair value, was as follows (dollars in thousands):

	Investments at Cost	Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First lien secured debt investments	$831,414	79.9%	$800,361	77.9%
Second lien secured debt investments	48,715	4.7	40,646	4.0
Unsecured debt investments	14,097	1.4	13,783	1.3
Equity investments (1)	144,159	13.8	170,961	16.6
Equity warrants	1,670	0.2	1,846	0.2
Total	$1,040,055	100.0%	$1,027,597	100.0%
(1) Includes the Company’s investment in CLO subordinated notes. (See Note 4 — Investment in HMS-ORIX SLF LLC)

The composition of the Company’s investments by geographic region as of June 30, 2020, at cost and fair value, was as follows (dollars in thousands) (since the Other Portfolio investments do not represent a single geographic region, this information excludes Other Portfolio investments):

	Investments at Cost	Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Northeast	$116,497	12.9%	$114,415	13.7%
Southeast	222,620	24.6	208,147	25.0
West	123,648	13.7	107,345	12.9
Southwest	208,790	23.1	180,437	21.7
Midwest	208,438	23.0	198,675	23.9
Non-United States	24,808	2.7	23,562	2.8
Total	$904,801	100.0%	$832,581	100.0%

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

The composition of the Company’s total investments by industry as of June 30, 2020 and December 31, 2019, at cost and fair value, was as follows (since the Other Portfolio investments do not represent a single industry, this information excludes Other Portfolio investments):

	Cost		Fair Value
	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Commercial Services and Supplies	7.1%	8.5%	6.9%	8.2%
Oil, Gas, and Consumable Fuels	6.1	6.3	5.8	6.3
Machinery	5.8	5.9	8.1	7.7
Aerospace and Defense	5.6	5.0	5.9	5.1
Communications Equipment	5.5	5.0	4.6	4.4
Health Care Providers and Services	5.2	4.7	4.6	4.2
Diversified Telecommunication Services	4.7	4.4	4.7	4.3
IT Services	4.7	4.5	4.9	4.5
Internet Software and Services	4.7	3.9	4.4	3.8
Leisure Equipment and Products	4.3	4.0	3.6	3.6
Specialty Retail	3.5	3.3	3.0	3.0
Distributors	3.5	2.5	3.5	2.4
Construction and Engineering	3.1	3.3	3.7	3.4
Energy Equipment and Services	3.1	2.8	2.2	2.6
Trading Companies and Distributors	3.1	1.6	3.3	1.6
Hotels, Restaurants, and Leisure	3.0	2.8	2.3	2.7
Transportation Infrastructure	2.4	2.3	2.5	2.3
Media	2.2	4.2	2.7	4.5
Diversified Consumer Services	2.1	2.4	2.0	1.6
Professional Services	1.9	1.8	1.2	1.5
Internet and Catalog Retail	1.9	1.7	1.1	1.4
Diversified Financial Services	1.8	1.7	1.9	1.7
Wireless Telecommunication Services	1.6	1.5	1.7	1.5
Containers and Packaging	1.4	1.3	1.7	1.4
Household Durables	1.3	1.2	1.2	1.1
Food & Staples Retailing	1.3	1.2	1.4	1.2
Software	1.1	0.8	1.5	1.1
Computers and Peripherals	1.0	2.7	2.2	3.8
Textiles, Apparel & Luxury Goods	0.8	1.0	0.8	1.0
Construction Materials	0.7	0.9	1.1	1.3
Food Products	0.6	1.7	0.3	1.5
Other (1)	4.9	5.1	5.2	5.3
Total	100.0%	100.0%	100.0%	100.0%
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

For the six months ended June 30, 2019, the Company recognized approximately $546,000 of dividend income in respect of its investment in HMS-ORIX.

The following table shows the summarized financial information for HMS-ORIX for the three and six months ended June 30, 2019 (dollars in thousands):

HMS-ORIX SLF LLC
Statement of Operations
(dollars in thousands)
	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Investment income
Interest income	$480	$3,028
Dividend income	—	—
Fee income	—	—
Other income	—	—
Total investment income	480	3,028
Expenses
Interest expense	883	2,130
Other expenses	—	—
General and administrative expenses	25	36
Total expenses	908	2,166
Net investment income (loss)	(428)	862
Net realized loss from investments	(1,513)	(1,514)
Net realized loss	(1,941)	(652)
Net change in unrealized appreciation on investments	2,008	6,647
Net increase in net assets resulting from operations	$67	$5,995

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

On March 6, 2017, the Company entered into an amended and restated senior secured revolving credit agreement (as amended, the “TIAA Credit Facility”) with TIAA, FSB (formerly known as EverBank Commercial Finance, Inc. prior to June 18, 2018) (“TIAA Bank”), as administrative agent, and with TIAA Bank and other financial institutions as lenders. The TIAA Credit Facility, as amended most recently on March 5, 2020, features aggregate revolver commitments of $130.0 million, with an accordion provision allowing increases in aggregate commitments, not to exceed $150.0 million, with lender consent. The revolver commitments terminate on March 6, 2022, and all outstanding advances are payable on March 6, 2023, with two one-year extension options available for both such dates, subject to lender consent. Borrowings under the TIAA Credit Facility bear interest, subject to the Company’s election, on a per annum basis at a rate equal to (i) LIBOR plus 2.60% or (ii) the base rate plus 1.60%. The base rate is defined as the higher of (a) the prime rate, (b) the Federal Funds Rate (as defined in the credit agreement) plus 0.5% or (c) LIBOR plus 1.0%. As of June 30, 2020, the one-month LIBOR was 0.16%. Additionally, the Company pays an annual unused commitment fee of 0.30% on the unused revolver commitments if more than 50% of the revolver commitments are being used and an annual unused commitment fee of 0.625% on the unused revolver commitments if less than 50% of the revolver commitments are being used. As of June 30, 2020, the Company was not aware of any instances of noncompliance with covenants related to the TIAA Credit Facility.

On May 18, 2015, HMS Funding entered into an amended and restated credit agreement (as amended, the “Deutsche Bank Credit Facility”) among HMS Funding, as borrower, the Company, as equityholder and as servicer, Deutsche Bank AG, New York Branch (“Deutsche Bank”), as administrative agent, the financial institutions party thereto as lenders (together with Deutsche Bank, the “HMS Funding Lenders”), and U.S. Bank National Association, as collateral agent and collateral custodian. On April 24, 2020, the Deutsche Bank Credit Facility was amended to, among other things, terminate the revolver commitments effective on April 24, 2020 and begin the amortization period, which will end on November 20, 2022, the maturity date. During the amortization period, (i) no further advances or reinvestment of principal collections are permitted, and all monthly interest and principal proceeds from the Company’s investments securing the Deutsche Bank Credit Facility (net of certain fees and expenses) will be applied against the outstanding advances on the facility, (ii) outstanding advances bear interest on a per annum basis at a rate equal to the sum of one-month LIBOR plus the applicable margin of (a) 2.85% if the effective advance rate (as defined in the Deutsche Bank Credit Facility) is greater than 50.0% or (b) 2.60% if the effective advance rate is less than 50.0% and (iii) HMS Funding incurs an administrative agent fee of (a) 0.97% per annum if the effective advance rate is greater than 50.0% or (b) 0.83% per annum if the effective advance rate is less than 50.0%. As of June 30, 2020, the one-month LIBOR was 0.16%. HMS Funding incurs no undrawn fees or utilization fees during the amortization period. As of June 30, 2020, the Company was not aware of any instances of noncompliance with covenants related to the Deutsche Bank Credit Facility.

As of June 30, 2020, the Company had borrowings of $90.0 million outstanding on the TIAA Credit Facility and had borrowings of $294.9 million outstanding on the Deutsche Bank Credit Facility, both of which the Company estimated approximated fair value.

A summary of the Company’s significant contractual payment obligations for the repayment of outstanding borrowings at June 30, 2020 is as follows:

	Payments Due By Period (dollars in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
TIAA Credit Facility (1)	$90,000	$—	$90,000	$—	$—
Deutsche Bank Credit Facility	294,908	—	294,908	—	—
Total Credit Facilities	$384,908	$—	$384,908	$—	$—

(1)
At June 30, 2020, the Company had $40.0 million of undrawn revolver commitments under the TIAA Credit Facility; however, the Company’s borrowing ability is limited by borrowing base restrictions and asset coverage restrictions imposed by the 1940 Act, as discussed above.

Note 6 – Financial Highlights

The following is a schedule of financial highlights of the Company for the six months ended June 30, 2020 and 2019.

Per Share Data:	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
NAV at beginning of period	$7.77	$7.96
Results from Operations
Net investment income (1) (2)	0.31	0.35
Net realized loss on investments (1) (2)	(0.22)	(0.09)
Net change in unrealized appreciation (depreciation) on investments (1) (2)	(0.90)	0.13
Net increase (decrease) in net assets resulting from operations	(0.81)	0.39
Stockholder distributions (1) (3)
Distributions from net investment income (1) (2)	(0.31)	(0.35)
Distributions in excess of net investment income (1) (2)	(0.04)	—
Net decrease in net assets resulting from stockholder distributions	(0.35)	(0.35)
Other (4)	(0.01)	—
NAV at end of the period	$6.60	$8.00
Shares of common stock outstanding at end of period	79,317,628	78,795,397
Weighted average shares of common stock outstanding	78,811,735	78,819,746

(1)	Based on weighted average number of shares of common stock outstanding for the period.

(2)	Changes in net investment income and net realized and unrealized appreciation (depreciation) on investments can change significantly from period to period.

(3)	The stockholder distributions represent the stockholder distributions declared for the period.

(4)	Includes the impact of the different share amounts as a result of calculating certain per share data based on the weighted average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
	(dollars in thousands)
Net assets at end of period	$523,275	$628,374
Average net assets	$547,381	$628,044
Average Credit Facilities borrowings	$410,969	$489,000

Ratios to average net assets:
Ratio of total expenses to average net assets (1)	3.98%	4.78%
Ratio of net investment income to average net assets (1)	4.47%	4.42%
Portfolio turnover ratio	14.34%	17.48%
Total return (2)	(10.55)%	4.90%

(1)
Ratio of total expenses to average net assets is calculated net of waiver of reimbursement of internal administrative services expenses. For each of the six months ended June 30, 2020 and 2019, the Advisers waived reimbursement of internal administrative services expenses of approximately $1.5 million. Excluding interest expense, the ratio of total expenses to average net assets for the six months ended June 30, 2020 and 2019 was 2.25% and 2.59%, respectively. See Note 10 — Related Party Transactions and Arrangements for further discussion of fee waivers provided by the Advisers.

(2)
Total return is calculated as the change in NAV per share and stockholder distributions declared per share over the reporting period, divided by the NAV per share at the beginning of the period. The total return does not reflect the sales load from the sale of the Company’s common stock.

Note 7 – Stockholder Distributions

The following table reflects the cash distributions per share that the Company declared on its common stock during the six months ended June 30, 2020 and 2019 (dollars in thousands except per share amounts).

	Distributions
	Per Share	Amount
2020
Three months ended June 30, 2020	$0.18	$13,790
Three months ended March 31, 2020	$0.17	$13,730
2019
Three months ended June 30, 2019	$0.18	$13,754
Three months ended March 31, 2019	$0.17	$13,606

The Company has adopted an “opt in” distribution reinvestment plan for its stockholders. As a result, if the Company makes a distribution, its stockholders will receive distributions in cash unless they specifically “opt in” to the distribution reinvestment plan so as to have their cash distributions reinvested in additional shares of the Company’s common stock.

The following table reflects the sources of the cash distributions that the Company declared and, in some instances, paid on its common stock during the six months ended June 30, 2020 and 2019.

	Six Months Ended June 30, 2020		Six Months Ended June 30, 2019
	(dollars in thousands)
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Net realized income from operations (before waiver of incentive fees)	$6,750	24.5%	$20,854	76.2%
Distributions in excess of net realized income from operations (1)	20,770	75.5	6,506	23.8
Total	$27,520	100.0%	$27,360	100.0%

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

Recent market events caused by the global outbreak of COVID-19 have impacted the financial markets and significantly disrupted
U.S. and global economies. In light of the current uncertainty surrounding the duration and ultimate impact of the COVID-19 pandemic on the global financial markets and the Company’s portfolio specifically, on June 29, 2020, the Company’s board of directors unanimously approved the suspension of all distributions to its stockholders, effective after payment of previously-declared distributions for the period through June 30, 2020 in order to preserve financial flexibility and liquidity given the potential prolonged impact of COVID-19. Distributions for future periods will be reevaluated by the Company’s board of directors based on circumstances and expectations at the time of consideration.

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

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes, which provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the Company’s financial statements is the largest benefit or expense that has a greater than 50% likelihood of being realized upon its ultimate settlement with the relevant tax authority. Positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits, if any, in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. Management has analyzed the Company’s tax positions and has concluded that there were no material uncertain income tax positions through June 30, 2020. The Company identifies its major tax jurisdiction as the United States, and the Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next 12 months. Tax returns for the 2016 through 2018 taxable years remain subject to examination by U.S. federal and most state tax authorities.

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

Listed below is a reconciliation of “Net increase (decrease) in net assets resulting from operations” to taxable income and to total distributions declared to common stockholders for the six months ended June 30, 2020 and 2019 (dollars in thousands).

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Net increase (decrease) in net assets resulting from operations	$(64,191)	$30,596
Net change in unrealized (appreciation) depreciation	70,941	(9,742)
Income tax provision	95	159
Pre-tax book loss not consolidated for tax purposes	14,482	2,818
Book income and tax income differences, including debt origination, structuring fees, dividends, realized gains and changes in estimates	690	(739)
Estimated taxable income (1)	22,017	23,092

Taxable income earned in prior year and carried forward for distribution in current year	17,198	20,574

Taxable income earned prior to period end and carried forward for distribution next period	(16,266)	(20,827)
Dividend accrued as of period end and paid-in the following period	4,571	4,521
Taxable income earned to be carried forward	$(11,695)	$(16,306)

Total distributions accrued or paid to common stockholders	$27,520	$27,360

(1)
The Company’s taxable income for each period is an estimate and will not be finally determined until the Company files its tax return for each year. Therefore, the final taxable income, and the taxable income earned in each period and carried forward for distribution in the following period, may be different than this estimate.

The income tax expense, or benefit, and the related tax assets and liabilities generated by HMS Equity Holding and HMS Equity Holding II, if any, are reflected in the Company’s Condensed Consolidated Financial Statements. For the six months ended June 30, 2020 and 2019, the Company recognized a net income tax (benefit) provision of $95,000 and $159,000, respectively, related to deferred taxes (benefit) of $8.5 million and $0.5 million, respectively, and other taxes (benefit) of $95,000 and $159,000, respectively, offset by a valuation allowance of $(8.5) million and $(0.5) million, respectively. For the six months ended June 30, 2020 and 2019, the other taxes (benefit) included $95,000 and $159,000, respectively, related to accruals for state and other taxes.

As of June 30, 2020, the cost basis of the Company’s portfolio investments for tax purposes was $959.7 million, with such investments having an estimated net unrealized depreciation of $82.2 million, composed of gross unrealized appreciation of $50.8 million and gross unrealized depreciation of $133.0 million. As of December 31, 2019, the cost basis of investments for tax purposes was $1.0 billion, with such investments having an estimated net unrealized depreciation of $12.5 million, composed of gross unrealized appreciation of $55.3 million and gross unrealized depreciation of $68.5 million.

The net deferred tax assets at both June 30, 2020 and December 31, 2019 was $0, primarily related to loss carryforwards, timing differences in net unrealized depreciation of portfolio investments, and basis differences of portfolio investments held by HMS Equity Holding and HMS Equity Holding II offset by a valuation allowance. Based on HMS Equity Holding’s and HMS Equity Holding II’s short operating history, management believes it is more likely than not that there will be inadequate profits in HMS Equity Holding and HMS Equity Holding II against which the deferred tax assets can be offset. Accordingly, the Company recorded a full valuation allowance against such deferred tax assets.

The following table sets forth the significant components of net deferred tax assets and liabilities as of June 30, 2020 and December 31, 2019 (amounts in thousands):

	June 30, 2020	December 31, 2019
Deferred tax assets:
Net operating loss carryforwards	$2,557	$2,420
Foreign tax credit carryforwards	10	10
Capital loss carryforwards	18,606	14,750
Net basis differences in portfolio investments	67
Net unrealized depreciation of portfolio investments	3,709	67
Total deferred tax assets	24,949	17,247
Deferred tax liabilities:
Net basis differences in portfolio investments	(3,944)	(3,217)
Net unrealized appreciation of portfolio investments	(14)	(1,576)
Other	—	—
Total deferred tax liabilities	(3,958)	(4,793)
Valuation allowance	(20,991)	(12,454)
Total net deferred tax assets (liabilities)	$—	$—

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

The determination of the tax attributes of the Company’s distributions is made annually at the end of the Company’s taxable year based upon the Company’s taxable income for the full taxable year and distributions paid for the full taxable year. Therefore, a determination made on an interim basis may not be representative of the actual tax attributes of distributions for a full year. If the Company had determined the tax attributes of its distributions taxable year-to-date as of June 30, 2020, 100% would be from its current and accumulated earnings and profits. However, there can be no certainty to stockholders that this determination is representative of what the actual tax attributes of the Company’s anticipated fiscal and taxable years ending December 31, 2020 distributions to stockholders will be. The actual tax characteristics of distributions to stockholders will be reported to the Internal Revenue Service and stockholders subject to information reporting shortly after the close of each calendar year on Form 1099-DIV.

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

Note 9 – Supplemental Cash Flow Disclosures

Listed below are the supplemental cash flow disclosures for the six months ended June 30, 2020 and 2019 (dollars in thousands):

Supplemental Disclosure of Cash Flow Information	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Cash paid for interest	$8,646	$6,675
Cash paid for income taxes	794	924

Supplemental Disclosure of Non-Cash Flow Information
Stockholder distributions declared and unpaid	4,571	4,673
Stockholder distributions reinvested	11,775	6,366
Unpaid deferred financing costs	7	7

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

For the three months ended June 30, 2020 and 2019, the Company incurred base management fees of approximately $4.6 million and $5.6 million, respectively, and subordinated incentive fees on income of $0.0 and $1.3 million, respectively. For each of the three months ended June 30, 2020 and 2019, the Company did not incur any capital gains incentive fees. For the six months ended June 30, 2020 and 2019, the Company incurred base management fees of approximately $9.6 million and $11.4 million, respectively, and subordinated incentive fees on income of $0.0 and $2.7 million, respectively. For each of the six months ended June 30, 2020 and 2019, the Company did not incur any capital gains incentive fees.

For the six months ended June 30, 2020 and 2019, the Company did not record an accrual for any previously waived fees. Any future reimbursement of previously waived fees to the Advisers will not be accrued until the reimbursement of the waived fees becomes probable and estimable, which will be upon approval of the Company’s board of directors. To date, none of the previously waived fees has been approved by the Company’s board of directors for reimbursement.

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

(5)
Prior to June 30, 2017, the Advisers waived total management fees of $2.8 million, total subordinated incentive fees of $4.2 million and total capital gain incentive fees of $8,000. Due to the passage of time, such waived fees are not eligible for repayment under the applicable fee waiver agreements.

Pursuant to the Investment Advisory Agreement and Sub-Advisory Agreement, the Company is required to pay or reimburse the Advisers for administrative services expenses, which include all costs and expenses related to the Company’s day-to-day administration and management not related to advisory services, whether such administrative services were performed by a third party service provider or affiliates of the Advisers (“Internal Administrative Services”). The Advisers do not earn any profit under their provision of administrative services to the Company. For the three months ended June 30, 2020 and 2019, the Company incurred, and the Advisers waived the reimbursements of, Internal Administrative Services expenses of approximately $752,000 and $740,000, respectively. For each of the six months ended June 30, 2020 and 2019, the Company incurred, and the Advisers waived the reimbursements of, Internal Administrative Services expenses of approximately $1.5 million. The Company and the Advisers entered into an expense support and conditional reimbursement agreement, as amended from time to time, which extends the period for waiver of reimbursement of Internal Administrative Services expenses accrued pursuant to the Investment Advisory Agreement and the Sub-Advisory Agreement through June 30, 2020. Since inception, the Advisers waived the reimbursement of total Internal Administrative Services expenses of $17.6 million. Waived Internal Administrative Services expenses are not subject to future reimbursement.

The table below outlines fees incurred and expense reimbursements payable to the Adviser, the Sub-Adviser and their respective affiliates for the three and six months ended June 30, 2020 and 2019 and amounts unpaid as of June 30, 2020 and December 31, 2019 (dollars in thousands).

	Incurred		Incurred		Unpaid as of
	Three Months Ended June 30,		Six Months Ended June 30,		June 30, 2020	December 31, 2019
Type and Recipient	2020	2019	2020	2019
Offering Costs - the Adviser, Sub-Adviser	$89	$96	$177	$191	$—	$—
Other (2) - the Adviser	124	177	281	381	56	44
Selling Commissions - Dealer Manager	—	—	—	—	—	—
Dealer Manager Fee - Dealer Manager	—	—	—	—	—	—
Due to Affiliates					$56	$44

Base Management Fees - the Adviser, Sub-Adviser	4,630	5,633	9,624	11,359	$9,624	$5,388
Incentive Fees on Income - the Adviser, Sub-Adviser (1)	—	1,331	—	2,730	—	—
Base Management and Incentive Fees Payable					$9,624	$5,388

(1)	Net of amounts waived by the Advisers.

(2)	Includes amounts the Adviser paid on behalf of the Company such as general and administrative services expenses.

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

As of June 30, 2020, the Company has reimbursed the Advisers approximately $12.7 million since inception for offering costs. As of June 30, 2020, the Advisers carried a balance of approximately $610,000 for offering costs incurred on the Company’s behalf, net of reimbursement payments from the Company.

Note 11 – Share Repurchase Plan

Since inception of the share repurchase program in 2015, the Company has funded the repurchase of $103.0 million in shares of common stock. For the six months ended June 30, 2020 and 2019, the Company funded $6.1 million and $13.0 million, respectively, for shares of common stock tendered for repurchase under the plan approved by the board of directors.

For the Quarter Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered that were Repurchased	Repurchase Price per Share	Aggregate Consideration for Repurchased Shares
March 31, 2020	February 21, 2020	791,488.12	26.5%	$7.70	$6,094,455

On March 31, 2020, the Company’s board of directors unanimously approved a temporary suspension of the Company’s share repurchase program commencing with the second quarter of 2020. The board of directors determined that it was in the best interest of the Company to suspend the share repurchase program in order to preserve financial flexibility and liquidity given the potential prolonged impact of COVID-19. Share repurchases for future quarters will be reevaluated by the board of directors based on circumstances and expectations at the time of consideration.

Note 12 – Commitments and Contingencies

As of June 30, 2020, the Company had a total of approximately $40.7 million in outstanding commitments comprising (i) 30 commitments to fund revolving loans that had not been fully drawn or term loans that had not been funded and (ii) five capital commitments that had not been fully called. The Company recognized unrealized depreciation of approximately $1.2 million on the outstanding unfunded loan commitments and no unrealized appreciation or depreciation on the outstanding unfunded capital commitments during the six months ended June 30, 2020. As of December 31, 2019, the Company had a total of approximately $46.3 million in outstanding commitments comprising (i) 36 commitments to fund revolving loans that had not been fully drawn or term loans that had not been funded and (ii) five capital commitments that had not been fully called. The Company recognized unrealized appreciation of $323,000 on the outstanding unfunded loan commitments and no unrealized appreciation or depreciation on the outstanding unfunded capital commitments during the year ended December 31, 2019.

	Commitments and Contingencies
	(dollars in thousands)
	June 30, 2020	December 31, 2019

Unfunded Loan Commitments
Adams Publishing Group, LLC	$5,000	$762
American Nuts, LLC	247	247
American Trailer Rental Group, LLC	—	400
Analytical Systems Keco, LLC	200	200
Arcus Hunting, LLC	434	1,398
ASC Ortho Management Company, LLC	—	750
Boccella Precast Products, LLC	—	500
Centre Technologies Holdings, LLC	600	600
Chamberlin Holding, LLC	400	400
Chisholm Energy Holdings, LLC	1,429	1,429
Classic H&G Holdings, LLC	1,000	—

	Commitments and Contingencies
	(dollars in thousands)
	June 30, 2020	December 31, 2019

CTVSH, PLLC	$200	$200
Direct Marketing Solutions, Inc.	400	400
DTE Enterprises, LLC	750	750
Dynamic Communities, LLC	250	250
Gamber-Johnson Holdings, LLC	300	300
GRT Rubber Technologies, Inc.	660	1,526
Guerdon Modular Holdings, Inc.	—	148
Hawk Ridge Systems, LLC	350	350
Hunter Defense Technologies, Inc.	1,990	3,540
HW Temps LLC	200	200
Independent Pet Partners Intermediate Holdings, LLC	6,126	9,357
Invincible Boat Company, LLC	864	648
J & J Services, Inc.	3,000	3,000
Kickhaefer Manufacturing Company, LLC	500	500
LL Management, Inc.	—	1,182
Lynx FBO Operating LLC	1,875	1,875
Mac Lean-Fogg Company	313	313
Market Force Information, Inc.	—	3
Mystic Logistics Holdings, LLC	200	200
NexRev, LLC	798	800
NinjaTrader, LLC	750	200
NuStep, LLC	300	300
SI East , LLC	2,500	2,500
TEAM Public Choices, LLC	—	351
Tedder Acquisition, LLC	140	140
Trantech Radiator Topco, LLC	400	400
Unfunded Capital Commitments
Brightwood Capital Fund III, LP	1,340	1,260
Brightwood Capital Fund IV, LP	500	1,000
Copper Trail Energy Fund I LP	2,752	3,416
Freeport Financial Funds	1,715	1,945
Harris Preston Fund Investments	2,181	2,526
Total	$40,664	$46,266

Note 13 – Subsequent Events

No subsequent events to report.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is based on the condensed consolidated financial statements as of June 30, 2020 (unaudited) and December 31, 2019 and for the three and six months ended June 30, 2020 and 2019. Amounts as of December 31, 2019 included in the unaudited condensed consolidated financial statements have been derived from the Company’s audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, as well as the audited consolidated financial statements, notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2019. Capitalized terms used in this Item 2 have the same meaning as in the accompanying condensed consolidated financial statements in Item 1 unless otherwise defined in this Report.

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

Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Part II — Item 1A. Risk Factors” and elsewhere in this Report and set forth in our annual report on Form 10-K for the year ended December 31, 2019. Other factors that could cause actual results to differ materially include:

•	changes in the economy;

•	risks associated with possible disruption in our operations or the economy generally;

•	future changes in laws or regulations and conditions in our operating areas; and

•
the timing of any assignment of the Investment Advisory and Administrative Services Agreement, dated May 31, 2012, by and between us and the Adviser (as amended, the “Investment Advisory Agreement”), and whether and when the new investment advisory agreement between us and MSC Adviser I, LLC, our current sub-adviser (the “New Investment Advisory Agreement”), will become effective.

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

We cannot predict the full impact of the COVID-19 pandemic, including its duration in the United States and worldwide and the magnitude of the economic impact of the outbreak, including with respect to the travel restrictions, business closures and other quarantine measures imposed on service providers and other individuals by various local, state, and federal governmental authorities, as well as non-U.S. governmental authorities. As such, the extent to which COVID-19 and/or other health pandemics may continue to negatively affect our portfolio companies’ operating results and financial condition, or the duration of any potential business or supply-chain disruption for us, our Advisers and/or our portfolio companies, is uncertain. Depending on the duration and extent of the disruption to the operations of our portfolio companies, we expect that certain portfolio companies, particularly those in at-risk industries such as retail, travel, hospitality and leisure, and oil, gas, and consumable fuels, among others, will continue to experience financial distress and possibly default on their financial obligations to us and their other capital providers. We also expect that some of our portfolio companies may continue to significantly curtail business operations, furlough or lay off employees and terminate service providers, and defer capital expenditures if subjected to prolonged and severe financial distress, which would likely impair their business on a permanent basis. These developments would likely result in additional decreases in the value of our investment in any such portfolio company.

The COVID-19 pandemic and the related disruption and financial distress experienced by our portfolio companies have already had adverse material effects on our results of operations, which are described in further detail below, and we expect that such adverse effects will continue for the duration of the pandemic and potentially for some time thereafter. The effects of the COVID-19 pandemic have already caused a steep decline in leveraged loan market values, which affects the value of many of the loans we hold. In connection with the adverse effects of the COVID-19 pandemic, we have restructured certain of our investments and may need to restructure other of our investments in portfolio companies, which could result in reduced or deferred interest or amortization payments or additional investments placed on non-accrual status, an increase the amount of PIK interest we receive, or result in permanent impairments on our investments. The effects of the COVID-19 pandemic discussed above increase the risk that more of our portfolio investments may be placed on non-accrual status in the future. Any decreases in our net investment income would increase the portion of our cash flows dedicated to servicing our existing borrowings under the Credit Facilities and distribution payments to stockholders. In light of the effects of the COVID-19 pandemic discussed above, on June 29, 2020, our board of directors unanimously approved the suspension of all distributions to our stockholders, effective immediately. The board of directors determined that it was in the best interest of the Company to suspend distributions in order to preserve financial flexibility and liquidity given the potential prolonged impact of COVID-19. Distributions for the future will be reevaluated by our board of directors based on circumstances and expectations at the time of consideration; however, we intend to make distributions in an amount sufficient to maintain its RIC status and to avoid any federal income taxes on income.

As of June 30, 2020, we are permitted under the 1940 Act, as a BDC, to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowing. While we are in compliance with our asset coverage requirements under the 1940 Act as of June 30, 2020, the TIAA Credit Facility contains affirmative and negative covenants usual and customary for leveraged financings, including maintaining a minimum interest coverage ratio, maintaining a minimum asset coverage ratio, and maintaining a minimum consolidated tangible net worth. Similarly, the Deutsche Bank Credit Facility contains affirmative and negative covenants usual and customary for leveraged financings, including maintaining a positive tangible net worth and limitations on industry concentration. The Credit Facilities contain usual and customary default provisions, including default in payment of interest and principal or a breach of any covenant in the loan agreement or other credit documents and failure to cure such breach within defined periods. If we or HMS Funding fail to satisfy the respective covenants in each of the TIAA Credit Facility and the Deutsche Bank Credit Facility or are unable to cure any event of default or obtain a waiver from the applicable lender, it could result in foreclosure by the lenders under the applicable Credit Facility, which would accelerate our or HMS Funding’s respective repayment obligations under the facilities and thereby have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders. See “Item 1A — “Risk Factors — Risks Relating to Debt Financing — In addition to regulatory limitations on our ability to raise capital, the Credit Facilities contain various covenants, which, if not complied with, could accelerate our repayment obligations under the Credit Facilities, thereby materially and adversely affecting our liquidity, financial condition, results of operations and ability to pay distributions” included in our most recent Annual Report on Form 10-K and the other risk factors contained therein and in our subsequent filings with the SEC, including this Quarterly Report on Form 10-Q. Neither we nor HMS Funding were in default under either of the Credit Facilities as of June 30, 2020.

We are also subject to financial risks, including changes in market interest rates. As of June 30, 2020, approximately $684.6 million (amortized cost) of our debt portfolio investments bore interest at variable rates, which generally are LIBOR-based (or based on an equivalent applicable currency rate), and many of which are subject to certain floors. In addition, each of the Credit Facilities have floating rate interest provisions. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in LIBOR are not offset by a corresponding increase in the spread over LIBOR that we earn on any portfolio investments, a decrease in our operating expenses, including with respect to our subordinated incentive fee on income, or a decrease in the interest rate of our floating interest rate liabilities tied to LIBOR. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for an analysis of the impact of hypothetical base rate changes in interest rates.

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

We previously registered for sale up to 150,000,000 shares of common stock pursuant to a registration statement on Form N-2 (File No. 333-178548) which was initially declared effective by the SEC on June 4, 2012 (the “Initial Offering”). The Initial

Offering terminated on December 1, 2015. We raised approximately $601.2 million in the Initial Offering, including proceeds from the dividend reinvestment plan of approximately $22.0 million. We also registered for sale up to $1,500,000,000 worth of shares of common stock (the “Offering”) pursuant to a new registration statement on Form N-2 (File No. 333-204659), as amended. With the approval of our board of directors, we closed the Offering to new investors effective September 30, 2017. Through June 30, 2020, we raised approximately $248.1 million in the Offering, including proceeds from the distribution reinvestment plan of approximately $116.4 million.

Our business is managed by the Adviser, an affiliate of Hines, under the Investment Advisory Agreement. We and the Adviser have retained MSC Adviser I, LLC (the “Sub-Adviser”), a wholly owned subsidiary of Main Street, as our investment sub-adviser pursuant to an Investment Sub-Advisory Agreement (the “Sub-Advisory Agreement”) to identify, evaluate, negotiate and structure prospective investments, make investment and portfolio management recommendations for approval by the Adviser, monitor our investment portfolio and provide certain ongoing administrative services to the Adviser. The Adviser and the Sub-Adviser are collectively referred to as the “Advisers,” and each is registered under the Investment Advisers Act of 1940, as amended. Upon the execution of the Sub-Advisory Agreement, Main Street became our affiliate. Our board of directors most recently reapproved the Investment Advisory Agreement and the Sub-Advisory Agreement on May 23, 2019. We have engaged Hines Securities, Inc. (the “Dealer Manager”), an affiliate of the Adviser, to serve as the Dealer Manager for our offerings, if any.

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

On June 26, 2020, the Adviser entered into an asset purchase agreement (the “Purchase Agreement”) with the Sub-Adviser, Main Street (solely for the purposes set forth in the Purchase Agreement) and Hines (solely for the purposes set forth in the Purchase Agreement). The closing of the transactions contemplated by the Purchase Agreement (collectively, the “Transaction”) would result in an assignment for purposes of the 1940 Act, of the Investment Advisory Agreement and, as a result, its immediate termination. Because the Sub-Advisory Agreement contains a provision stating that it will terminate upon the termination of the Investment Advisory Agreement, the Sub-Advisory Agreement would terminate at such time as well. At our annual meeting of stockholders, our stockholders will be asked to consider approval of the New Investment Advisory Agreement to take effect upon the closing of the Transaction, pursuant to which the Sub-Adviser would become our sole investment adviser. If approved, the base management fee rate under the New Investment Advisory Agreement will be reduced from 2.00% under the Investment Advisory Agreement to 1.75%, with no changes to the calculation of the incentive fee on income. In addition, two of the Company’s disinterested directors, Peter Shaper and Gregory R. Geib, and one of our interested directors, Janice E. Walker, have agreed to resign from our board of directors upon stockholder approval of the New Investment Advisory Agreement and the completion of the Transaction. The Transaction is expected to be completed as soon as possible following the annual meeting of stockholders currently scheduled to be held on October 9, 2020.

As of June 30, 2020, we had investments in 31 Middle Market debt investments, 50 Private Loan debt investments, 39 LMM debt investments, 43 LMM equity investments, seven Middle Market equity investments, 21 Private Loan equity investments and eight Other Portfolio investments with an aggregate fair value of approximately $877.6 million, a cost basis of approximately $959.7 million and a weighted average effective annual yield of approximately 7.6%. The weighted average annual yield was calculated using the effective interest rates for all investments at June 30, 2020, including accretion of original issue discount and amortization of premium to par value, the amortization of fees received in connection with transactions, and assumes zero yield for investments on non-accrual status. Approximately 79.3% and 4.1% of our total portfolio investments (at fair value, excluding our Other Portfolio investments) were secured by first priority liens and second priority liens, respectively, on portfolio company assets with the remainder in unsecured debt investments and equity investments.

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

CRITICAL ACCOUNTING POLICIES

Each of our critical accounting policies involves the use of estimates that require management to make assumptions that are subjective in nature. Management relies on its experience, collects historical and current market data, and analyzes these assumptions in order to arrive at what it believes to be reasonable estimates. The COVID-19 pandemic, and the related effect on the U.S. and global economies, has impacted, and threatens to continue to impact, the businesses and operating results of certain of our portfolio companies, as well as market interest spreads. As a result of these and other current effects of the COVID-19 pandemic, as well as the uncertainty regarding the extent and duration of its impact, the valuation of our investment portfolio is volatile. In addition, application of these accounting policies involves the exercise of judgments regarding assumptions as to future uncertainties. Actual results could materially differ from these estimates. A disclosure of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2019 in Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no changes to our critical accounting policies during 2020, except to the extent described below.

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

Restricted Cash

Amounts included in restricted cash represent balances in the cash accounts held at HMS Funding, which have been set aside pursuant to an amendment to the Deutsche Bank Credit Facility effective June 24, 2020 (see Note 5 — Borrowings) (i) as a reserve for draws on unfunded commitments related to investments held by HMS Funding or (ii) to be applied against outstanding advances on the facility.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows.

	Six Months Ended
	June 30, 2020	June 30, 2019

Cash and cash equivalents	$12,672	$20,667
Restricted cash	15,252	—

Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$27,924	$20,667

PORTFOLIO INVESTMENT COMPOSITION

Our Middle Market portfolio investments primarily consist of direct or secondary purchases of interest-bearing debt securities in companies that are generally larger in size than the LMM companies included in our LMM portfolio. While our Middle Market debt investments are generally secured by a first priority lien, 9.6% of the fair value of our Middle Market portfolio, as of June 30, 2020, is secured by second priority liens.

As of June 30, 2020, our LMM portfolio primarily consists of debt investments secured by a first priority lien (57.5% of the total fair value of the LMM portfolio) on the assets of the portfolio companies and equity investments (42.1% of the total fair value of the LMM portfolio) in privately held LMM companies. The LMM debt investments generally mature between five and seven years from the original investment date. The LMM equity investments represent an equity position or the right to acquire an equity position through warrants.

As of June 30, 2020, our Private Loan portfolio primarily consists of debt investments secured by first and second priority liens (86.7% and 3.7% of the total fair value of the Private Loan portfolio, respectively) on the assets of the portfolio companies, unsecured debt investments (2.9% of the total fair value of the Private Loan portfolio) and equity investments (6.7% of the total fair value of the Private Loan portfolio) in Private Loan companies. The Private Loan debt investments typically have stated terms between three and seven years from the original investment date. The Private Loan equity investments represent an equity position or the right to acquire an equity position through warrants.

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

During the six months ended June 30, 2020, we funded investment purchases of approximately $64.0 million and had one investment under contract to purchase as of June 30, 2020 for an aggregate purchase price of approximately $1.9 million, which settled or was scheduled to settle after June 30, 2020. We also received proceeds from sales and repayments of existing portfolio investments of approximately $127.9 million, including $32.2 million in sales. Additionally, we had five investments under contract to sell as of June 30, 2020 for approximately $6.0 million, which represented the contract sales price. The combined result of these transactions decreased our portfolio, on a cost basis, by approximately $80.3 million, or 7.7%, and decreased the number of portfolio investments by 11, or 5.2%, compared to the portfolio as of December 31, 2019. As of June 30, 2020, the largest investment in an individual portfolio company represented approximately 3.5% of our portfolio’s fair value, with remaining investments in any individual portfolio company ranging from 0.0% to 2.1%. The average investment in our portfolio is approximately $4.4 million or 0.5% of our total portfolio as of June 30, 2020. Our portfolio extends across individual portfolio investments, geographic regions, and industries. Further, our total portfolio’s investment composition (excluding our Other Portfolio investments) at fair value comprises 79.3% first lien debt securities and 4.1% second lien debt securities, with the remainder in unsecured debt investments and equity investments. First lien debt securities have priority over subordinated debt owed by the issuer with respect to the collateral pledged as security for the loan. Due to the relative priority of payment of first lien investments, these generally have lower yields than lower priority, less secured investments.

During the six months ended June 30, 2019, we made investment purchases of approximately $138.8 million and had one investment under contract to purchase as of June 30, 2019 for an aggregate purchase price of approximately $5.5 million, which settled after June 30, 2019. We also received proceeds from sales and repayments of existing portfolio investments of approximately $191.5 million including $130.5 million in sales and had no investments under contract to sell as of June 30, 2019.

Based upon our investment rating system, which is described further below, the weighted average rating of our LMM investment portfolio was approximately 2.3 and 2.4 as of June 30, 2020 and December 31, 2019, respectively. See “Portfolio Asset Quality” below for a description of the system used to rate our investments. Lastly, the overall weighted average effective yield on our investment portfolio was 7.6% and 8.7% as of June 30, 2020 and December 31, 2019, respectively.

Summaries of the composition of our total investment portfolio at cost and fair value are shown in the following tables (this information excludes Other Portfolio investments):

	June 30, 2020				December 31, 2019
Cost:	LMM	Private Loan	Middle Market	Total	LMM	Private Loan	Middle Market	Total
First Lien Secured Debt	66.4%	87.4%	85.6%	82.4%	68.0%	90.4%	84.8%	84.3%
Second Lien Secured Debt	0.3	3.6	7.9	4.0	0.4	3.5	10.1	4.9
Unsecured Debt	0.1	2.6	0.9	1.6	0.1	2.5	0.6	1.4
Equity	32.6	6.3	5.6	11.8	30.9	3.5	4.5	9.2
Equity warrants	0.6	0.1	—	0.2	0.6	0.1	—	0.2
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	June 30, 2020				December 31, 2019
Fair Value:	LMM	Private Loan	Middle Market	Total	LMM	Private Loan	Middle Market	Total
First Lien Secured Debt	57.5%	86.7%	87.2%	79.3%	57.2%	89.7%	88.1%	81.8%
Second Lien Secured Debt	0.3	3.7	9.6	4.1	0.3	3.5	8.5	4.1
Unsecured Debt	0.1	2.9	0.6	1.6	0.1	2.5	0.6	1.4
Equity	42.0	6.4	2.6	14.8	42.3	4	2.8	12.5
Equity warrants	0.1	0.3	—	0.2	0.1	0.3	—	0.2
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

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

For the six months ended June 30, 2019, we recognized approximately $546,000 of dividend income in respect of our investment in HMS-ORIX.

The following table shows the summarized financial information for HMS-ORIX for the three months ended June 30, 2019 (dollars in thousands):

HMS-ORIX SLF LLC
Statement of Operations
(dollars in thousands)
	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Investment income
Interest income	$480	$3,028
Dividend income	—	—
Fee income	—	—
Other income	—	—
Total investment income	480	3,028
Expenses
Interest expense	883	2,130
Other expenses	—	—
General and administrative expenses	25	36
Total expenses	908	2,166
Net investment income (loss)	(428)	862
Net realized loss from investments	(1,513)	(1,514)
Net realized loss	(1,941)	(652)
Net change in unrealized appreciation on investments	2,008	6,647
Net increase in net assets resulting from operations	$67	$5,995

PORTFOLIO ASSET QUALITY

As of June 30, 2020, we owned a broad portfolio of 199 investments in 118 companies representing a wide range of industries. We believe that this broad portfolio adds to the structural protection of the portfolio, revenue sources, income, cash flows and dividends. The portfolio included the following:

▪
31 debt investments in 28 Middle Market portfolio companies with an aggregate fair value of approximately $177.1 million and a cost basis of approximately $228.8 million. The Middle Market debt investments had a weighted average annual effective yield of approximately 6.9%, which is calculated assuming the investments on non-accrual status have a zero yield, and 89.6% of the Middle Market debt investments were secured by first priority liens. Further, 97.8% of the Middle Market debt investments contain variable interest rates, though a majority of the investments with variable rates are subject to contractual minimum base interest rates between 100 and 150 basis points.

▪
50 debt investments in 45 Private Loan portfolio companies with an aggregate fair value of approximately $405.0 million and a cost basis of approximately $436.9 million. The Private Loan debt investments had a weighted average annual effective yield of approximately 9.1%, which is calculated assuming the investments on non-accrual status have a zero yield, and 93.0% of the Private Loan debt investments were secured by first priority liens. Further, 95.1% of the Private Loan debt investments contain variable interest rates, though a majority of the investments with variable interest rates are subject to contractual minimum base interest rates between 100 and 150 basis points.

▪
39 debt investments in 32 LMM portfolio companies with an aggregate fair value of approximately $125.4 million and a cost basis of approximately $130.8 million. The LMM debt investments had a weighted average annual effective yield of approximately 10.7%, and 99.4% of the debt investments were secured by first priority liens. Also, 58.8% of the LMM debt investments are fixed rate investments with fixed interest rates between 8.0% and 15.0%. Also, 26 LMM debt investments, representing approximately 41.2% of the LMM debt investments have variable interest rates subject to a contractual minimum base interest rate of 100 basis points.

▪
72 equity investments and seven equity warrant investments in 33 LMM portfolio companies, 13 Private Loan portfolio companies, six Middle Market portfolio companies and six Other Portfolio companies with an aggregate fair value of approximately $170.0 million and a cost basis of approximately $163.3 million.

Overall, as of June 30, 2020, our investment portfolio had a weighted average effective yield on our investments of approximately 7.6%, and 75.2% of our total portfolio’s investments (including our Other Portfolio investments) were secured by first priority liens.

As of June 30, 2020, we had 10 investments in seven portfolio companies that were on non-accrual status, which comprised approximately 1.8% of our total investment portfolio at fair value and 5.0% of the total investment portfolio at cost. As of

December 31, 2019, we had eight investments in five portfolio companies that were on non-accrual status, which comprised approximately 1.5% of the total investment portfolio at fair value and 2.9% of the total investment portfolio at cost. For those investments in which S&P credit ratings are available, which represents approximately 18.8% of the portfolio as of June 30, 2020, the portfolio had a weighted average effective credit rating of B-.

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

The following table shows the distribution of our LMM portfolio investments on the 1 to 5 investment rating system of our Sub-Adviser at fair value as of June 30, 2020 and December 31, 2019 (dollars in thousands):

	June 30, 2020		December 31, 2019
Investment Rating	Investments at Fair Value	Percentage of Total LMM Portfolio	Investments at Fair Value	Percentage of Total LMM Portfolio
1	$94,962	43.9%	$86,453	38.4%
2	15,843	7.3	28,130	12.5
3	58,921	27.2	48,597	21.6
4	43,096	19.9	61,941	27.5
5	3,566	1.7	—	—
Total	$216,388	100.0%	$225,121	100.0%

Based upon this investment rating system, the weighted average rating of our LMM portfolio at fair value was approximately 2.3 and 2.4 as of June 30, 2020 and December 31, 2019, respectively.

DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS COMPARISONS FOR THE THREE MONTHS ENDED JUNE 30, 2020 AND JUNE 30, 2019

Total Investment Income, Expenses, Net Assets

For the three months ended June 30, 2020 and 2019, our total investment income was approximately $22.2 million and $28.6 million, respectively, consisting predominately of interest income and dividend income. The decrease in total investment income was primarily driven by a decrease in interest income of approximately $5.9 million and a decrease in dividend income of approximately $0.7 million. The decrease in interest income was primarily due to (i) a decrease in the weighted average annual effective yield on investments in our portfolio from 9.4% as of June 30, 2019 to 7.6% as of June 30, 2020, (ii) interest income write-offs due to an increase in non-accrual investments in our portfolio, and (iii) a decrease in the aggregate par value of the debt investments in our portfolio.

For the three months ended June 30, 2020 and 2019, we recognized $441,000 and $161,000, respectively, of non-recurring fee income received from our portfolio companies or other third parties, which accounted for approximately 2.0% and 0.6%, respectively, of our total investment income during such periods.  Such fee income is transaction based and typically consists of prepayment fees, structuring fees, amendment and consent fees and other non-recurring fees. As such, future fee income is generally dependent on new direct origination investments and the occurrence of prepayments and other events at existing portfolio companies resulting in such fees.

For the three months ended June 30, 2020 and 2019, expenses, net of internal administrative services expense waivers, were approximately $10.3 million and $14.8 million, respectively. The decrease in expenses is primarily due to (i) a decrease in interest expense of approximately $2.3 million, (ii) a decrease in the subordinated incentive fee on income of $1.3 million, and (iii) a decrease in base management fees of $1.0 million. Interest expense decreased primarily due to a decrease in our average borrowings of approximately $85.0 million during the period and a decrease in our cost of borrowing on the Credit Facilities. Average borrowings under the Credit Facilities were $394.0 million for the three months ended June 30, 2020 compared to $479.0 million for the three months ended June 30, 2019. As of June 30, 2020 and 2019, the annualized interest rate on our borrowings was 3.7% and 5.0%, respectively. Due to a decline in net investment income, which is the metric on which the subordinated incentive fee on income is calculated, the Advisers did not earn a subordinated incentive fee on income for the three months ended June 30, 2020, while the Advisers earned a subordinated incentive fee on income of $1.3 million for the three months ended June 30, 2019. The decrease in base management fees of $1.0 million is due to a decline in the average gross assets, from $1,126.0 million for the three months ended June 30, 2019 to $927.6 million for the three months ended June 30, 2020.

For the three months ended June 30, 2020, the net increase in net assets resulting from operations (gross of stockholder distributions declared) was approximately $21.6 million. The increase was attributable to (i) a net change in unrealized appreciation on investments of approximately $24.0 million and (ii) net investment income of approximately $12.0 million, offset by net realized loss on investments of approximately $14.3 million.

For the three months ended June 30, 2019, the net increase in net assets resulting from operations (gross of stockholder distributions declared) was approximately $11.8 million. The increase was attributable to (i) net investment income of approximately $13.9 million and (ii) net realized loss on investments of approximately $203,000, offset by a net change in unrealized depreciation on investments of approximately $2.3 million.

RESULTS COMPARISONS FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND JUNE 30, 2019

Total Investment Income, Operating Expenses, Net Assets

For the six months ended June 30, 2020 and 2019, our total investment income was approximately $46.2 million and $57.8 million, respectively, consisting predominately of interest income and dividend income. The decrease in total investment income was primarily driven by a decrease in interest income of approximately $10.0 million and a decrease in dividend income of approximately $1.7 million. The decrease in interest income was primarily due to (i) a decrease in the weighted average annual effective yield on investments in our portfolio from 9.4% as of June 30, 2019 to 7.6% as of June 30, 2020, (ii) interest income write-offs due to an increase in non-accrual investments in our portfolio, and (iii) a decrease in the aggregate par value of the debt investments in our portfolio.

For the six months ended June 30, 2020 and 2019, we recognized $1.0 million and $522,000, respectively, of non-recurring fee income received from our portfolio companies or other third parties, which accounted for approximately 2.2% and 0.9%, respectively, of our total investment income during such period.  Such fee income is transaction based and typically consists of prepayment fees, structuring fees, amendment and consent fees and other non-recurring fees. As such, future fee income is generally dependent on new direct origination investments and the occurrence of prepayments and other events at existing portfolio companies resulting in such fees.

For the six months ended June 30, 2020 and 2019, expenses, net of internal administrative services expense waivers, were approximately $21.8 million and $30.0 million, respectively. The decrease in expenses is primarily due to (i) a decrease in interest expense of $4.2 million, (ii) a decrease in incentive fees of $2.7 million and (iii) a decrease in base management fees of $1.7 million. Interest expense decreased primarily due to a decrease in our average borrowings of approximately $78.0 million during the period and a decrease in our cost of borrowing on the Credit Facilities. Average borrowings under the Credit Facilities were $411.0 million for the six months ended June 30, 2020 compared to $489.0 million for the six months ended June 30, 2019. As of June 30, 2020 and 2019, the annualized interest rate on borrowings was 3.7% and 5.0%, respectively. Due to a decline in net investment income, which is the metric on which the subordinated incentive fee on income is calculated, the Advisers did not earn a subordinated incentive fee on income for the six months ended June 30, 2020, while the Advisers earned a subordinated incentive fee on income of $2.7 million for the six months ended June 30, 2019. The decrease in base management fees of $1.7 million is due to a decline in the average gross assets, from $1,133.2 million for the three months ended June 30, 2019 to $973.8 million for the three months ended June 30, 2020.

For the six months ended June 30, 2020, the net decrease in net assets resulting from operations (gross of stockholder distributions declared) was approximately $64.2 million. The decrease was attributable to (i) net unrealized depreciation on investments of approximately $70.9 million and (ii) realized losses on investments of approximately $17.7 million, offset by net investment income of approximately $24.4 million.

For the six months ended June 30, 2019, the net increase in net assets resulting from operations (gross of stockholder distributions declared) was approximately $30.6 million. The increase was attributable to (i) net investment income of approximately $27.8 million and (ii) unrealized appreciation on investments of approximately $9.7 million, offset by net realized losses of approximately $6.9 million.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Overview

As of June 30, 2020, we had approximately $27.9 million in cash, cash equivalents and restricted cash, which we held in various custodial accounts. In addition, as of June 30, 2020, we had $40.0 million in undrawn commitments under the TIAA Credit Facility, subject to borrowing base restrictions and asset coverage limitations under the 1940 Act. To seek to enhance our returns, we intend to continue to employ leverage as market conditions permit and at the discretion of our Adviser, subject to asset coverage restrictions under the 1940 Act. See “Financial Condition, Liquidity and Capital Resources — Financing Arrangements.”

As of June 30, 2020, we had 30 senior secured loan investments and five equity investments with aggregate unfunded commitments of $40.7 million. We believe that we maintain sufficient cash, cash equivalents and restricted cash on hand and available borrowings to fund such unfunded commitments should the need arise.

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

Liquidity and Capital Resources

Cash Flows

For the six months ended June 30, 2020, we experienced a net increase in cash, cash equivalents and restricted cash of approximately $6.1 million. During that period, approximately $88.9 million of cash was generated from our operating activities, which principally consisted of principal repayments from and sales of investments in portfolio companies of $127.9 million and net realized income (net decrease in net assets resulting from operations less the net change in unrealized depreciation) of $6.8 million, offset by the purchase of new portfolio investments of $64.0 million. During the six months ended June 30, 2020, approximately $82.8 million was used in financing activities, which principally consisted of a net $60.1 million decrease in borrowings under the Credit Facilities, $6.1 million used for the redemption of our common stock and $15.8 million in cash distributions paid to stockholders.

For the six months ended June 30, 2019, we experienced a net decrease in cash and cash equivalents of approximately $1.1 million. During that period, approximately $77.8 million of cash was generated from our operating activities, which principally consisted of the principal repayments from and sales of investments in portfolio companies of $191.5 million and a net increase in net assets resulting from operations of approximately $30.6 million, offset by the purchase of new portfolio investments of $138.8 million. During the six months ended June 30, 2019, approximately $78.9 million was used in financing activities, which principally consisted of a net $51.0 million decrease in borrowings under the Credit Facilities, $13.0 million used for the redemption of our common stock and $14.8 million in cash distributions paid to stockholders.

Continuous Public Offering

With the approval of our board of directors, we closed the Offering to new investors effective September 30, 2017. During the six months ended June 30, 2020, we raised proceeds of $11.8 million from our distribution reinvestment plan. During the six months ended June 30, 2019, we raised proceeds of $12.7 million from our distribution reinvestment plan.

Distributions

The following table reflects the cash distributions per share that we have declared on our common stock during the six months ended June 30, 2020 and 2019 (dollars in thousands except per share amounts).

	Distributions
	Per Share	Amount
2020
Three months ended June 30, 2020	$0.18	$13,790
Three months ended March 31, 2020	$0.17	$13,730
2019
Three months ended June 30, 2019	$0.18	$13,754
Three months ended March 31, 2019	$0.17	$13,606

Recent market events caused by the global outbreak of COVID-19 have impacted the financial markets and significantly disrupted
U.S. and global economies. In light of the current uncertainty surrounding the duration and ultimate impact of the COVID-19 pandemic on the global financial markets and our portfolio specifically, on June 29, 2020, our board of directors unanimously approved the suspension of all distributions to our stockholders, effective after payment of previously-declared distributions for the period ended June 30, 2020. The board of directors determined that it was in the best interest of the Company to suspend distributions in order to preserve financial flexibility and liquidity given the potential prolonged impact of COVID-19. Distributions for the future will be reevaluated by the Board based on circumstances and expectations at the time of consideration.

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
The determination of the tax attributes of our distributions is made annually at the end of our taxable year, based upon our taxable income for the full taxable year and distributions paid for the full taxable year. Therefore, a determination made on an interim basis may not be representative of the actual tax attributes of distributions for a full year. If we had determined the tax attributes of our distributions taxable year-to-date as of June 30, 2020, 100% would be from our current and accumulated earnings and profits. However, there can be no certainty to stockholders that this determination is representative of what the actual tax attributes of our fiscal and taxable years ending December 31, 2020 distributions to stockholders will be. The actual tax characteristics of distributions to stockholders will be reported to the Internal Revenue Service and stockholders subject to information reporting after the close of each calendar year on Form 1099-DIV.

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

Financing Arrangements

We anticipate that we will continue to fund our investment activities through existing cash, capital raised from our stock offerings, if any, proceeds from our dividend reinvestment plan, if any, and borrowings on the Credit Facilities. However, with the approval of our board of directors, we closed the Offering to new investors effective September 30, 2017. Due to the impacts of the COVID-19 pandemic, our primary uses of funds in the short-term are expected to be to fund draws on unfunded commitments on existing investments in portfolio companies, operating expenses and cash distributions, if any, to holders of our common stock.

As of June 30, 2020, we had $90.0 million outstanding and $40.0 million of undrawn commitments under our TIAA Credit Facility, and $294.9 million outstanding under the Deutsche Bank Credit Facility, both of which we estimated approximated fair value. Effective April 24, 2020, HMS Funding amended the Deutsche Bank Credit Facility to, among other things, terminate the facility’s revolver commitments and begin the amortization period of the facility. During such amortization period, no further advances or reinvestment of principal proceeds are permitted and all interest and principal proceeds received from the investments securing the facility (net of certain fees and expenses) will be applied against the outstanding advances on the facility. Availability under the TIAA Credit Facility is subject to certain borrowing base limitations and the asset coverage restrictions under the 1940 Act. For further information on our Credit Facilities, including key terms and financial covenants, refer to Note 6 — Borrowings to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019 as well as Note 5 — Borrowings to the condensed consolidated financial statements included elsewhere in this Report.

As a BDC, we are permitted, under specified conditions, to issue “senior securities,” including borrowing money from banks or other financial institutions, only in amounts such that our asset coverage, as that term is defined in the 1940 Act, immediately after each such issuance is at least equal to the percentage set forth in Section 61 of the 1940 Act that is applicable to us at such time. Prior to the enactment of the SBCAA in March 2018, the asset coverage requirement applicable to BDCs was 200%. Subject to the receipt of certain approvals, a BDC may be subject to a reduced asset coverage of 150%. We have not requested or obtained any of the types of approval necessary to reduce the asset coverage requirement applicable to us. As of June 30, 2020 and December 31, 2019, our asset coverage ratio under BDC regulations was 236% and 237%, respectively.

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

 Contractual Obligations

As of June 30, 2020, we had $384.9 million in borrowings outstanding under the Credit Facilities. Our TIAA Credit Facility will mature March 6, 2023, with two one-year extension options, subject to lender approval, and the Deutsche Bank Credit Facility will mature on November 20, 2022. See Note 5 — Borrowings to the financial statements included elsewhere in this Report for a description of the Credit Facilities.

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings at June 30, 2020 is as follows:

	Payments Due By Period (dollars in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
TIAA Credit Facility (1)	$90,000	$—	$90,000	$—	$—
Deutsche Bank Credit Facility	294,908	—	294,908	—	—
Total Credit Facilities	$384,908	$—	$384,908	$—	$—

(1)
At June 30, 2020, we had $40.0 million of undrawn revolver commitments under our TIAA Credit Facility; however, our borrowing ability is limited by borrowing base restrictions and asset coverage restrictions imposed by the 1940 Act, as discussed above.

Off-Balance Sheet Arrangements

As of June 30, 2020, we had a total of approximately $40.7 million in outstanding commitments comprised of (i) 30 commitments to fund revolving loans that had not been fully drawn or term loans that had not been funded and (ii) five capital commitments that had not been fully called. We recognized unrealized depreciation of approximately $1.2 million on our outstanding unfunded loan commitments and no unrealized appreciation or depreciation on our outstanding unfunded capital commitments during the six months ended June 30, 2020. We reasonably believe that we maintain sufficient assets and available borrowings to adequately cover and allow us to satisfy our outstanding unfunded commitments should the need arise. As of December 31, 2019, we had a total of approximately $46.3 million in outstanding commitments comprised of (i) 36 commitments to fund revolving loans that had not been fully drawn or term loans that had not been funded and (ii) five capital commitments that had not been fully called. We recognized unrealized appreciation of approximately $323,000 on our outstanding unfunded loan commitments and no unrealized appreciation or depreciation on our outstanding unfunded capital commitments during the year ended December 31, 2019.

	Commitments and Contingencies
	(dollars in thousands)
	June 30, 2020	December 31, 2019

Unfunded Loan Commitments
Adams Publishing Group, LLC	$5,000	$762
American Nuts, LLC	247	247
American Trailer Rental Group, LLC	—	400
Analytical Systems Keco, LLC	200	200
Arcus Hunting, LLC	434	1,398
ASC Ortho Management Company, LLC	—	750
Boccella Precast Products, LLC	—	500
Centre Technologies Holdings, LLC	600	600
Chamberlin Holding, LLC	400	400
Chisholm Energy Holdings, LLC	1,429	1,429
Classic H&G Holdings, LLC	1,000	—
CTVSH, PLLC	200	200
Direct Marketing Solutions, Inc.	400	400
DTE Enterprises, LLC	750	750
Dynamic Communities, LLC	250	250
Gamber-Johnson Holdings, LLC	300	300
GRT Rubber Technologies, Inc.	660	1,526
Guerdon Modular Holdings, Inc.	—	148
Hawk Ridge Systems, LLC	350	350
Hunter Defense Technologies, Inc.	1,990	3,540
HW Temps LLC	200	200
Independent Pet Partners Intermediate Holdings, LLC	6,126	9,357
Invincible Boat Company, LLC	864	648
J & J Services, Inc.	3,000	3,000
Kickhaefer Manufacturing Company, LLC	500	500
LL Management, Inc.	—	1,182
Lynx FBO Operating LLC	1,875	1,875

	Commitments and Contingencies
	(dollars in thousands)
	June 30, 2020	December 31, 2019

Mac Lean-Fogg Company	$313	$313
Market Force Information, Inc.	—	3
Mystic Logistics Holdings, LLC	200	200
NexRev, LLC	798	800
NinjaTrader, LLC	750	200
NuStep, LLC	300	300
SI East , LLC	2,500	2,500
TEAM Public Choices, LLC	—	351
Tedder Acquisition, LLC	140	140
Trantech Radiator Topco, LLC	400	400
Unfunded Capital Commitments
Brightwood Capital Fund III, LP	1,340	1,260
Brightwood Capital Fund IV, LP	500	1,000
Copper Trail Energy Fund I LP	2,752	3,416
Freeport Financial Funds	1,715	1,945
Harris Preston Fund Investments	2,181	2,526
Total	$40,664	$46,266

Recent Developments and Subsequent Events

No subsequent events to report.

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

Our interest income will be affected by changes in various interest rates, including LIBOR and prime rates, to the extent any of our debt investments include floating interest rates. We generally invest in floating rate debt instruments, meaning that the interest rate payable on such instrument resets periodically based upon changes in a specified interest rate index, typically the one-month or three-month LIBOR. As of June 30, 2020, approximately 86.0% of our LMM, Private Loan, and Middle Market portfolio debt investments (based on cost) contained floating interest rates. As of June 30, 2020, the one-month LIBOR was approximately 0.16% and the three-month LIBOR was approximately 0.30%. Many of our investments provide that the specified interest rate index on such instruments will never fall below a level, or floor, generally between 100 and 150 basis points regardless of the level of the specified index rate, which minimizes the negative impact to our interest income that would result from a decline in index rates.

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

The following table shows the approximate annualized increase or decrease (dollars in thousands) in the components of net investment income due to hypothetical interest rate index changes, assuming no changes in our investments and borrowings as of June 30, 2020.

Change in interest rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 100 basis points	$(399)	$(616)	$217
Down 50 basis points	(283)	(616)	333
Up 50 basis points	468	1,925	(1,457)
Up 100 basis points	2,321	3,849	(1,528)
Up 200 basis points	8,954	7,698	1,256
Up 300 basis points	15,888	11,547	4,341

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

If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. As of June 30, 2020, we had not entered into any interest rate hedging arrangements.

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

Item 4.    Controls and Procedures.

In accordance with the Exchange Act, Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2020 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We have not experienced any material impact to our internal control over financial reporting to date as a result of the majority of the employees of our Advisers working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the effects of the COVID-19 pandemic on our internal control over financial reporting to seek to minimize any impact to their operating effectiveness.

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act), during the three months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors.

In addition to the risk factors set forth below and the other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our annual report on Form 10-K for the year ended December 31, 2019 and our quarterly report on Form 10-Q for the quarter ended March 31, 2020, which could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

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

The COVID-19 pandemic and the related disruption and financial distress experienced by our portfolio companies have had a material adverse effect on our investment income, particularly our interest income, received from our investments, and we expect that such adverse effects will continue for the duration of the pandemic and potentially for some time thereafter. The effects of the COVID-19 pandemic have caused a steep decline in leveraged loan market values, which affects the value of many of the loans we hold. In connection with the adverse effects of the COVID-19 pandemic, we have restructured certain of our investments and may need to restructure other of our investments in portfolio companies, which could result in reduced interest payments, an increase the amount of PIK interest we receive, or permanent impairments on our investments. In addition, the effects of the COVID-19 pandemic increase the risk that more of our portfolio investments may be placed on non-accrual status in the future. Any decreases in our net investment income would increase the portion of our cash flows dedicated to servicing our existing borrowings under the Deutsche Bank Credit Facility and the TIAA Credit Facility (combined, the “Credit Facilities”) and distribution payments to stockholders. In light of the effects of the COVID-19 pandemic discussed above, on June 29, 2020, our board of directors unanimously approved the suspension of all distributions to our stockholders, effective immediately. The board of directors determined that it was in the best interest of the Company to suspend distributions in order to preserve financial flexibility and liquidity given the potential prolonged impact of COVID-19. Distributions for the future will be reevaluated by our board of directors based on circumstances and expectations at the time of consideration.

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

The announcement and pendency of the transactions contemplated by the Purchase Agreement could adversely affect our business, financial condition and results of operations.
The announcement and pendency of the transactions contemplated by the Purchase Agreement could cause disruptions in and create uncertainty surrounding our business, which could have a negative impact on our future revenues and results of operations, regardless of whether the transactions contemplated by the Purchase Agreement are completed. In particular, our Advisers have diverted, and will continue to divert, significant management resources towards the completion of the transactions contemplated by the Purchase Agreement potentially to the detriment of ongoing management of the Company, which could have a significant negative impact on our future revenues and results of operations. As provided in the Purchase Agreement, our Adviser is also subject to restrictions on the conduct of our business prior to the closing of the transaction contemplated by the Purchase Agreement (the “Closing”), generally requiring us to conduct our business only in the ordinary course, to preserve intact our business and not engage in certain types of actions during the period between the execution of the Purchase Agreement and the Closing unless required by law or our Sub-Adviser consents thereto. These restrictions could prevent us from pursuing otherwise attractive business opportunities and may otherwise have a significant negative impact on our future revenues and results of operations.
We cannot assure you the transactions contemplated by the Purchase Agreement will close.
The Closing is conditioned on: (i) the requisite approval of the new investment advisory agreement by our stockholders; (ii) the resignations of Gregory Geib, Peter Shaper and Janice Walker from the board of directors and the appointment to the board of directors of two new disinterested directors so that at least seventy-five percent (75%) of the members of the board of directors are not interested directors; (iii) the resignation of the Company’s existing officers and the election or appointment of Dwayne L. Hyzak as Chief Executive Officer, Brent D. Smith as Chief Financial Officer and Jason B. Beauvais as Senior Vice President, General Counsel and Chief Compliance Officer; (iv) the receipt of consents from our lenders under our two credit facilities and release of any liens on the Adviser’s assets; (v) the Company’s entry into a non-exclusive, royalty-free license agreement with Main Street to use the name “Main Street,” “MSC” or similar derivations thereof in the Company’s name; and (vi) other customary closing conditions, including that there has been no material adverse effect. We cannot assure you of the timing of the Closing and whether and when the new investment advisory agreement will be effective. Any failure of the Closing to occur could have a material adverse effect on our business, financial condition and results of operations.
If the Closing does not occur, we may consider other strategic alternatives which are subject to risks and uncertainties.
If the Closing does not occur, our board of directors may review and consider various alternatives available to us, including, among others, continuing our relationship with the Advisers with no further material changes to our business, or seeking an alternate transaction. These strategic or other alternatives available to us may involve various additional risks to our business, including, among others, distraction of our management team and associated expenses as described above in connection with the transactions contemplated by the Purchase Agreement, and risks and uncertainties related to our ability to complete any such alternatives and other variables which may adversely affect our operation.

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

HMS INCOME FUND, INC.

Date:	August 13, 2020	By:	/s/ JANICE E. WALKER
Janice E. Walker
Chairman, Chief Executive Officer and President

Date:	August 13, 2020	By:	/s/ DAVID M. COVINGTON
David M. Covington
Chief Financial Officer