Form 10-Q
period 2020-09-30
MSC INCOME FUND, INC.
filed 2020-11-13
CIK 1535778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________
 FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 814-00939
________________
MSC Income Fund, Inc.
(Exact Name of Registrant as Specified in its Charter)

Maryland (State or Other Jurisdiction of Incorporation or Organization)	45-3999996 (I.R.S. Employer Identification No.)
1300 Post Oak Boulevard, 8th Floor Houston, Texas (Address of Principal Executive Offices)	77056 (Zip Code)
 (713) 350-6000
(Registrant’s telephone number, including area code)

HMS Income Fund, Inc.
2800 Post Oak Boulevard, Suite 5000
Houston, Texas 77056
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

The issuer had 79,608,304 shares of common stock outstanding as of November 11, 2020.

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

PART I — FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

HMS Income Fund, Inc.
Condensed Consolidated Balance Sheets
(dollars in thousands, except share and per share amounts)

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Portfolio investments at fair value:
Non-Control/Non-Affiliate investments (amortized cost: $772,439 and $878,632 as of September 30, 2020 and December 31, 2019, respectively)	$709,368	$838,643
Affiliate investments (amortized cost: $145,735 and $144,006 as of September 30, 2020 and December 31, 2019, respectively)	158,505	154,158
Control investments (amortized cost: $18,287 and $17,417 as of September 30, 2020 and December 31, 2019, respectively)	34,785	34,796
Total portfolio investments (amortized cost: $936,461 and $1,040,055 as of September 30, 2020 and December 31, 2019, respectively)	902,658	1,027,597

Cash and cash equivalents	14,682	21,846
Restricted cash	16,611	—
Interest receivable	8,578	8,749
Prepaid and other assets	3,174	4,403
Deferred financing costs (net of accumulated amortization of $3,541 and $2,990 as of September 30, 2020 and December 31, 2019, respectively)	3,067	3,516
Total assets	$948,770	$1,066,111

LIABILITIES
Accounts payable and other liabilities	$3,721	$1,684
Stockholder distributions payable	—	4,669
Base management and incentive fees payable	4,698	5,388
Due to affiliates	5	44
Directors’ fees payable	76	21
Credit facilities payable	375,129	445,000
Total liabilities	383,629	456,806

Commitments and Contingencies (Note 11)

NET ASSETS
Common stock, $.001 par value; 150,000,000 shares authorized, 79,608,304 and 78,463,377 issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	80	78
Additional paid-in capital	683,154	675,554
Accumulated loss	(118,093)	(66,327)
Total net assets	565,141	609,305

Total liabilities and net assets	$948,770	$1,066,111

Net asset value per share	$7.10	$7.77

See notes to the condensed consolidated financial statements.

HMS Income Fund, Inc.
Condensed Consolidated Statements of Operations
(dollars in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
INVESTMENT INCOME:
From non-control/non-affiliate investments:
Interest income	$14,912	$22,243	$51,308	$69,040
Fee income	30	325	943	750
Dividend income	121	(72)	510	1,114
From affiliate investments:
Interest income	2,282	2,514	7,035	7,318
Fee income	33	28	97	90
Dividend income	1,361	1,001	3,997	2,035
From control investments:
Interest income	153	161	491	428
Fee income	20	18	59	53
Dividend income	607	1,598	1,326	4,797
Total investment income	19,519	27,816	65,766	85,625
EXPENSES:
Interest expense	4,000	6,214	13,503	19,942
Base management and incentive fees	4,701	6,707	14,325	20,796
Internal administrative services expenses	959	735	2,495	2,233
Offering costs	28	94	205	285
Professional fees	(106)	114	987	814
Insurance	103	114	310	210
Other general and administrative	806	595	1,911	1,651
Expenses before fee and expense waivers	10,491	14,573	33,736	45,931
Waiver of incentive fees	—	—	—	—
Waiver of internal administrative services expenses	(959)	(735)	(2,495)	(2,233)
Total expenses, net of fee and expense waivers	9,532	13,838	31,241	43,698
Net investment income before taxes	9,987	13,978	34,525	41,927
Income tax expense, including excise tax	97	82	192	241
NET INVESTMENT INCOME	9,890	13,896	34,333	41,686
NET REALIZED LOSS ON INVESTMENTS
Non-Control/Non-Affiliate investments	(17,868)	(11,026)	(31,507)	(12,098)
Affiliate investments	—	—	(4,054)	(5,266)
Control investments	—	(35)	—	(633)
Total net realized loss on investments	(17,868)	(11,061)	(35,561)	(17,997)
NET REALIZED INCOME (LOSS)	(7,978)	2,835	(1,228)	23,689
NET CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION) ON INVESTMENTS
Non-Control/Non-Affiliate investments	43,467	2,579	(24,753)	755
Affiliate investments	4,157	237	2,617	4,674
Control investments	300	112	(881)	7,241
Total net change in unrealized appreciation (depreciation) on investments	47,924	2,928	(23,017)	12,670
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$39,946	$5,763	$(24,245)	$36,359
PER SHARE INFORMATION - BASIC AND DILUTED
NET INVESTMENT INCOME PER SHARE	$0.12	$0.18	$0.43	$0.53
NET REALIZED INCOME (LOSS) PER SHARE	$(0.11)	$0.04	$(0.02)	$0.30
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE (EARNINGS PER SHARE)	$0.50	$0.07	$(0.31)	$0.46
WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	79,608,304	78,794,751	79,079,204	78,807,179
See notes to the condensed consolidated financial statements.

HMS Income Fund, Inc.
Condensed Consolidated Statements of Changes in Net Assets
(dollars in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Change in Net Assets from Operations:
Net investment income	$9,890	$13,896	$34,333	$41,686
Net realized loss on investments	(17,868)	(11,061)	(35,561)	(17,997)
Net change in unrealized appreciation (depreciation) on investments	47,924	2,928	(23,017)	12,670
Net increase (decrease) in net assets resulting from operations	39,946	5,763	(24,245)	36,359

Change in Net Assets from Stockholders’ Distributions:
Net decrease in net assets resulting from stockholders’ distributions	—	(13,900)	(27,520)	(41,260)

Change in Net Assets from Capital Share Transactions:
Reinvestment of stockholder distributions	1,920	6,247	13,695	18,982
Repurchase of common stock	—	(6,382)	(6,094)	(19,345)
Net increase (decrease) in net assets resulting from capital share transactions	1,920	(135)	7,601	(363)

Total Increase (Decrease) in Net Assets	41,866	(8,272)	(44,164)	(5,264)
Net Assets at beginning of the period	523,275	628,374	609,305	625,366
Net Assets at end of the period	$565,141	$620,102	$565,141	$620,102

NAV per share at end of the period	$7.10	$7.90	$7.10	$7.90
Distributions declared per share	$—	$0.17	$0.35	$0.52

Common shares outstanding, beginning of the period	79,317,628	78,530,056	78,463,377	78,584,824
Issuance of common shares pursuant to distribution reinvestment plan	290,676	773,449	1,936,415	2,342,092
Repurchase of common shares	—	(804,779)	(791,488)	(2,428,190)
Common shares outstanding, end of the period	79,608,304	78,498,726	79,608,304	78,498,726

See notes to the condensed consolidated financial statements.

HMS Income Fund, Inc.
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)
(Unaudited)

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$(24,245)	$36,359
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash generated from operating activities:
Principal repayments received and proceeds from sales of investments in portfolio companies	147,792	280,055
Investments in portfolio companies	(72,635)	(222,627)
Net change in unrealized (appreciation) depreciation on portfolio investments	23,017	(12,670)
Net realized loss on sale of portfolio investments	35,561	17,997
Amortization of deferred financing costs	1,078	1,011
Amortization of deferred offering costs	205	285
Accretion of unearned income	(4,230)	(6,152)
Payment-in-kind interest accrual	(3,230)	(3,351)
Changes in other assets and liabilities:
Interest receivable	171	(298)
Prepaid and other assets	1,560	501
Base management and incentive fees payable	(690)	852
Due to affiliates	(39)	109
Directors’ fees payable	55	6
Accounts payable and other liabilities	364	299
Net cash generated from operating activities	104,734	92,376

CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of common stock	(6,094)	(19,345)
Payment of offering costs	(205)	(285)
Payment of stockholder distributions	(18,494)	(22,433)
Repayments on credit facilities payable	(149,198)	(196,500)
Proceeds from credit facilities payable	79,327	145,500
Payment of deferred financing costs	(623)	—
Net cash used in financing activities	(95,287)	(93,063)
Net increase (decrease) in cash, cash equivalents and restricted cash	9,447	(687)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT THE BEGINNING OF THE PERIOD	21,846	21,757
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT THE END OF THE PERIOD	$31,293	$21,070

Supplemental cash flow disclosures:
Cash paid for interest	$12,294	$18,999
Cash paid for income taxes	795	1,221
Non-cash financing activities:
Stockholder distributions declared and unpaid	—	4,521
Stockholder distributions reinvested	13,695	18,982
Unpaid deferred financing costs	6	8

See notes to the condensed consolidated financial statements.

HMS Income Fund, Inc.
Condensed Consolidated Schedule of Investments
As of September 30, 2020
(dollars in thousands)
Portfolio Company (1) (3)	Investment Date (27)	Business Description	Type of Investment (2) (3)	Index Rate (22)	Principal (7)	Cost (7)	Fair Value (26)

Control Investments (6)
CTMH, LP (9) (15)	July 17, 2017	Investment Partnership	LP Interests (CTMH, LP) (Fully diluted 38.8%)	—	$—	$872	$872
GRT Rubber Technologies, LLC (10) (13)	December 19, 2014	Manufacturer of Engineered Rubber Products	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 7.16%, Secured Debt (Maturity - December 31, 2023) (8)	1 month LIBOR	8,262	8,245	8,262
			Member Units (2,896 units) (16)	—	—	6,435	22,374
						14,680	30,636
Harris Preston Fund Investments (9) (15)	August 9, 2017	Investment Partnership	LP Interests (2717 MH, LP) (Fully diluted 49.3%)	—	—	2,735	3,277

Subtotal Control Investments (6) (4% of total investments at fair value)						$18,287	$34,785
Affiliate Investments (4)
AFG Capital Group, LLC (10) (13)	November 7, 2014	Provider of Rent-to-Own Financing Solutions and Services	10.00% Secured Debt (Maturity - May 25, 2022) (14)	None	$144	$144	$144
			Member Units (46 units)	—	—	300	1,340
						444	1,484
Analytical Systems Keco, LLC (10) (13)	February 26, 2018	Manufacturer of Liquid and Gas Analyzers	LIBOR Plus 10.00% (Floor 2.00%), Current Coupon 12.00%, Secured Debt (Maturity - August 16, 2024) (8)	1 month LIBOR	1,306	1,184	1,189
			Preferred Member Units (800 units)	—	—	800	800
			Warrants (105 Equivalent Shares; Expiration - August 16, 2029; Strike Price - $0.01 per Share)	—	—	79	88
						2,063	2,077
Brewer Crane Holdings, LLC (10) (13)	January 9, 2018	Provider of Crane Rental and Operating Services	LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 11.00%, Secured Debt (Maturity - January 9, 2023) (8)	1 month LIBOR	2,170	2,147	2,147
			Preferred Member Units (737 units) (16)	—	—	1,070	1,403
						3,217	3,550
Centre Technologies Holdings, LLC (10) (13)	January 4, 2019	Provider of IT Hardware Services and Software Solutions	LIBOR Plus 10.00% (Floor 2.00%), Current Coupon 12.00%, Secured Debt (Maturity - January 4, 2024) (8)	1 month LIBOR	2,945	2,898	2,902
			Preferred Member Units (3,174 units)	—	—	1,460	1,515
						4,358	4,417
Chamberlin Holding, LLC (10) (13)	February 26, 2018	Roofing and Waterproofing Specialty Subcontractor	LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 11.00%, Secured Debt (Maturity - February 24, 2023) (8)	1 month LIBOR	3,993	3,925	3,993
			Member Units (1,087 units) (16)	—	—	2,860	7,001
			Member Units (Chamberlin Langfield Real Estate, LLC) (1 unit) (16)	—	—	262	230
						7,047	11,224
Charlotte Russe, Inc.	July 14, 2014	Fast-Fashion Retailer to Young Women	Common Stock (14,973 shares)	—	—	2,470	—
Charps, LLC (10) (13)	February 3, 2017	Pipeline Maintenance and Construction	15.00% Secured Debt (Maturity - June 5, 2022) (14)	None	462	462	462
			Preferred Member Units (400 units) (16)	—	—	100	2,350
						562	2,812
Clad-Rex Steel, LLC (10) (13)	December 20, 2016	Specialty Manufacturer of Vinyl-Clad Metal	LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 10.50%, Secured Debt (Maturity - December 20, 2021) (8)	1 month LIBOR	2,720	2,703	2,703
			Member Units (179 units) (16)	—	—	1,820	2,153
			10.00% Secured Debt (Clad-Rex Steel RE Investor, LLC) (Maturity - December 19, 2036)	None	280	277	277
			Member Units (Clad-Rex Steel RE Investor, LLC) (200 units)	—	—	53	115
						4,853	5,248
Cody Pools Holdings, LLC (10) (13)	March 6, 2020	Designer of Residential and Commercial Pools	LIBOR Plus 10.50% (Floor 1.75%), Current Coupon 12.25%, Secured Debt (Maturity - March 6, 2025) (8)	1 Month LIBOR	3,900	3,824	3,900
			Preferred Member Units (147 units)	—	—	2,079	2,961
						5,903	6,861
Copper Trail Energy Fund I, LP (9) (15) (16)	July 17, 2017	Investment Partnership	LP Interests (Copper Trail Energy Fund I, LP) (Fully diluted 12.4%)	—	—	2,161	1,854
Digital Products Holdings LLC (10) (13)	April 2, 2018	Designer and Distributor of Consumer Electronics	LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 11.00%, Secured Debt (Maturity - March 31, 2023) (8)	1 month LIBOR	$4,625	$4,569	$4,505
			Preferred Member Units (964 units) (16)	—	—	2,375	1,727
						6,944	6,232
Direct Marketing Solutions, Inc. (10) (13)	February 13, 2018	Provider of Omni-Channel Direct Marketing Services	LIBOR Plus 11.00% (Floor 1.00%), Current Coupon 12.00%, Secured Debt (Maturity - February 13, 2023) (8)	1 month LIBOR	3,772	3,709	3,772
			Preferred Stock (2,100 shares)	—	—	2,100	5,015
						5,809	8,787
Freeport Financial Funds (9) (15)	July 31, 2015	Investment Partnership	LP Interests (Freeport First Lien Loan Fund III, LP) (Fully diluted 6.00%) (16)	—	—	10,785	10,321
Gamber-Johnson Holdings, LLC (10) (13)	June 24, 2016	Manufacturer of Ruggedized Computer Mounting Systems	LIBOR Plus 6.50% (Floor 2.00%), Current Coupon 8.50%, Secured Debt (Maturity - June 24, 2021) (8)	1 month LIBOR	4,960	4,920	4,960
			Member Units (2,155 units) (16)	—	—	3,711	13,311
						8,631	18,271
Gulf Publishing Holdings, LLC (10) (13)	April 29, 2016	Energy Industry Focused Media and Publishing	6.25% Current / 6.25% PIK, Secured Debt (Maturity - April 29, 2021)	None	3,218	3,207	2,941
			LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 5.25% / 5.25% PIK, Current Coupon Plus PIK 10.50%, Secured Debt (Maturity - September 30, 2020) (8)	1 month LIBOR	61	61	61
			Member Units (920 units)	—	—	920	—
						4,188	3,002
Harris Preston Fund Investments (9) (15)	September 19, 2017	Investment Partnership	LP Interests (HPEP 3, LP) (Fully diluted 8.20%)	—	—	3,071	3,071
Hawk Ridge Systems, LLC (9) (10) (13)	December 2, 2016	Value-Added Reseller of Engineering Design and Manufacturing Solutions	11.00% Secured Debt (Maturity - December 2, 2021)	None	3,350	3,330	3,350
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - December 2, 2021) (8)	1 month LIBOR	246	248	248
			Preferred Member Units (56 units) (16)	—	—	713	2,008
			Preferred Member Units (HRS Services, ULC) (56 units)	—	—	38	105
						4,329	5,711
J&J Services, Inc. (10) (13)	October 31, 2019	Provider of Dumpster and Portable Toilet Rental Services	11.50% Secured Debt (Maturity - October 31, 2024)	None	3,600	3,541	3,600
			Preferred Stock (696.15 shares)	—	—	1,771	2,979
						5,312	6,579
Kickhaefer Manufacturing Company, LLC (10) (13)	October 31, 2018	Precision Metal Parts Manufacturing	9.50% Current / 2.00% PIK Secured Debt (Maturity - October 31, 2023)	None	5,893	5,773	5,776
			9.00% Secured Debt (Maturity October 31, 2048)	None	990	980	980
			Member Units (145 units)	—	—	3,060	3,039
			Member Units (KMC RE Investor, LLC) (200 units) (16)	—	—	248	290
						10,061	10,085
Market Force Information, Inc. (10) (13)	July 28, 2017	Provider of Customer Experience Management Services	12.00% PIK Secured Debt (Maturity - July 28, 2023) (18)	—	6,519	6,463	3,429
			Member Units (185,980 units)	—	—	4,160	—
						10,623	3,429
M.H. Corbin Holding LLC (10) (13)	August 31, 2015	Manufacturer and Distributor of Traffic Safety Products	13.00% Secured Debt (Maturity - March 15, 2022)	None	2,163	2,146	2,150
			Preferred Member Units (16,500 units)	—	—	1,100	740
			Common Units (1,000 units)	—	—	1,500	—
						4,746	2,890
Mystic Logistics Holdings, LLC (10) (13)	August 18, 2014	Logistics and Distribution Services Provider for Large Volume Mailers	12.00% Secured Debt (Maturity - January 17, 2022)	None	1,683	1,682	1,681
			Common Stock (1,468 shares)	—	—	680	2,543
						2,362	4,224
NexRev, LLC (10) (13)	February 28, 2018	Provider of Energy Efficiency Products & Services	11.00% PIK Secured Debt (Maturity - February 28, 2023)	None	$4,328	$4,277	$4,150
			Preferred Member Units (21,600,000 units) (16)	—	—	1,720	237
						5,997	4,387
NuStep, LLC (10) (13)	January 31, 2017	Designer, Manufacturer and Distributor of Fitness Equipment	12.00% Secured Debt (Maturity - January 31, 2022)	None	4,910	4,880	4,880
			Preferred Member Units (102 units)	—	—	2,550	2,550
						7,430	7,430
SI East, LLC (10) (13)	August 31, 2018	Rigid Industrial Packaging Manufacturing	9.50% Secured Debt (Maturity - August 31, 2023)	None	10,988	10,875	10,988
			Preferred Member Units (52 units) (16)	—	—	2,000	3,239
						12,875	14,227
Tedder Acquisition, LLC (10) (13)	August 31, 2018	Manufacturer of Firearm Holsters and Accessories	12.00% Secured Debt (Maturity - August 31, 2023)	None	4,260	4,177	4,177
			Preferred Member Units (120 units)	—	—	2,034	2,034
						6,211	6,211
Trantech Radiator Topco, LLC (10) (13)	August 31, 2018	Transformer Cooling Products and Services	12.00% Secured Debt (Maturity - May 31, 2024)	None	2,180	2,119	2,180
			Common Stock (154 shares) (16)	—	—	1,164	1,941
						3,283	4,121

Subtotal Affiliate Investments (4) (18% of total investments at fair value)						$145,735	$158,505

Non-Control/Non-Affiliate Investments (5)
AAC Holdings Inc. (8)	July 10, 2017	Substance Abuse Treatment Service Provider	LIBOR Plus 9.75% (Floor 1.00%), Current Coupon 13.00%, Secured Debt (Maturity - June 30, 2023) (18)	3 month LIBOR	$14,450	$14,129	$6,454
			PRIME Plus 10.00% (Floor 1.00%), Current Coupon 13.25%, Secured Debt (Maturity - March 31, 2021)	PRIME	3,121	2,967	2,887
						17,096	9,341
Adams Publishing Group, LLC (8) (11)	November 19, 2015	Local Newspaper Operator	LIBOR Plus 7.00% (Floor 1.75%), Current Coupon 8.75%, Secured Debt (Maturity - July 3, 2023)	1 month LIBOR	6,082	5,944	5,938
ADS Tactical, Inc. (8) (11)	December 30, 2016	Value-Added Logistics and Supply Chain Solutions Provider to the Defense Industry	LIBOR Plus 6.25% (Floor 0.75%), Current Coupon 7.00%, Secured Debt (Maturity - July 26, 2023)	3 month LIBOR	15,701	15,754	15,701
Aethon United BR, LP (8) (11)	September 8, 2017	Oil & Gas Exploration & Production	LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 7.75%, Secured Debt (Maturity - September 8, 2023) (14)	1 month LIBOR	7,000	6,934	6,678
American Nuts, LLC (8) (11)	April 10, 2018	Roaster, Mixer and Packager of Bulk Nuts and Seeds	LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.00%, Secured Debt (Maturity - April 10, 2023)	3 month LIBOR	12,157	11,920	11,889
American Teleconferencing Services, Ltd. (8)	May 19, 2016	Provider of Audio Conferencing and Video Collaboration Solutions	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity - June 8, 2023)	3 month LIBOR	14,130	13,776	9,432
American Trailer Rental Group LLC (10) (13)	June 7, 2017	Provider of Short Term Trailer and Container Rental	Member Units (Milton Meisler Holdings, LLC) (18,373 units)	—	—	2,149	3,387
APTIM Corp	August 17, 2018	Engineering, Construction and Procurement	7.75% Secured Debt (Maturity - June 15, 2025)	None	6,952	6,330	3,615
Arcus Hunting, LLC (8) (11)	January 6, 2015	Manufacturer of Bowhunting and Archery Products and Accessories	LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 11.00%, Secured Debt (Maturity - March 31, 2021)	1 month LIBOR	6,829	6,797	6,829
ASC Ortho Management Company, LLC (11)	August 31, 2018	Provider of Orthopedic Services	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity - August 31, 2023) (8)	3 month LIBOR	5,235	5,175	5,052
			13.25% PIK Secured Debt (Maturity - December 1, 2023) (14)	None	1,980	1,941	1,978
						7,116	7,030
ATX Networks Corp. (8) (9)	July 15, 2015	Provider of Radio Frequency Management Equipment	LIBOR Plus 5.25% (Floor 1.00%), Current Coupon 6.25% / 1.00% PIK, Current Coupon Plus PIK 7.25%, Secured Debt (Maturity - December 31, 2023)	3 month LIBOR	13,514	13,408	12,365

BarFly Ventures, LLC (11)	August 31, 2015	Casual Restaurant Group	12.00% Secured Debt (Maturity - August 31, 2020) (18)	None	$3,395	$3,386	$370
			9.00% PIK Secured Debt (Maturity - March 23, 2021) (18)	None	37	37	37
			Warrants (.410 equivalent units, Expiration - August 31, 2025)	—	—	158	—
			Options (.99 equivalent units)	—	—	202	—
						3,783	407
BBB Tank Services, LLC (10) (13)	April 8, 2016	Maintenance, Repair and Construction Services to the Above-Ground Storage Tank Market	LIBOR Plus 11.00% (Floor 1.00%), Current Coupon 12.00%, Secured Debt (Maturity - April 8, 2021) (8)	1 month LIBOR	1,200	1,200	1,177
			Preferred Stock (32,758 units)	—	—	33	36
			Member Units (200,000 units) (16)	—	—	200	53
						1,433	1,266
Berry Aviation, Inc. (11)	July 6, 2018	Airline Charter Service Operator	10.50% Current / 1.50% PIK, Secured Debt (Maturity - January 6, 2024) (14)	None	4,600	4,554	4,600
			Preferred Member Units (Berry Acquisition, LLC) (1,548,387 units, 8.00% cumulative)	—	—	1,548	804
			Preferred Member Units (Berry Acquisition, LLC) (122,416 units, 16.00% cumulative)	—	—	122	140
						6,224	5,544
BigName Commerce, LLC (8) (11)	May 11, 2017	Provider of Envelopes and Complimentary Stationery Products	LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.25%, Secured Debt (Maturity - May 11, 2022)	1 month LIBOR	2,084	2,075	1,988
Binswanger Enterprises, LLC (11)	March 10, 2017	Glass Repair and Installation Service Provider	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity - March 9, 2022) (8)	3 month LIBOR	13,152	12,957	13,152
			Member Units (1,050,000 units)	—	—	1,050	670
						14,007	13,822
BLST Operating Company, LLC	December 19, 2013	Multi-Channel Retailer of General Merchandise	LIBOR Plus 8.50% (Floor 1.50%), Current Coupon 10.00%, Secured Debt (Maturity - August 28, 2025) (8)	3 month LIBOR	6,304	6,304	6,304
			Member Units (700,447 units)	—	—	—	—
						6,304	6,304
Boccella Precast Products, LLC (10) (13)	June 30, 2017	Manufacturer of Precast Hollow Core Concrete	Member Units (564,000 units) (16)	—	—	564	1,400
Brightwood Capital Fund Investments (9) (15)	December 31, 2014	Investment Partnership	LP Interests (Brightwood Capital Fund III, LP) (Fully diluted 0.60%) (16)	—	—	3,735	2,760
			LP Interests (Brightwood Capital Fund IV, LP) (Fully diluted 1.20%) (16)	—	—	9,537	8,769
						13,272	11,529
Buca C, LLC (10) (13)	June 30, 2015	Casual Restaurant Group	LIBOR Plus 9.25% (Floor 1.00%), Current Coupon 10.25%, Secured Debt (Maturity - June 30, 2020) (8)	1 month LIBOR	12,670	12,670	11,656
			Preferred Member Units (4 units, 6.00% cumulative) (16)	—	—	3,040	511
						15,710	12,167
Cadence Aerospace, LLC (8) (11)	November 14, 2017	Aerospace Manufacturing	LIBOR Plus 3.25% (Floor 1.00%), Current Coupon 4.25% / 5.25% PIK, Current Coupon Plus PIK 9.50%, Secured Debt (Maturity - November 14, 2023)	3 month LIBOR	19,432	19,267	18,422
CAI Software, LLC (10) (13)	October 10, 2014	Provider of Specialized Enterprise Resource Planning Software	12.50% Secured Debt (Maturity - December 7, 2023)	None	2,123	2,141	2,123
			Member Units (16,742 units) (16)	—	—	188	1,400
						2,329	3,523
Cenveo Corporation	September 4, 2015	Provider of Digital Marketing Agency Services	LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 10.50%, Secured Debt (Maturity - June 7, 2023) (8)	3 month LIBOR	4,269	4,057	4,045
			Common Stock (138,889 shares)	—	—	4,163	2,066
						8,220	6,111
Chisholm Energy Holdings, LLC (8) (11)	November 14, 2017	Oil & Gas Exploration & Production	LIBOR Plus 6.25% (Floor 1.50%), Current Coupon 7.75%, Secured Debt (Maturity - May 15, 2026) (14)	3 month LIBOR	3,571	3,485	3,404

Clarius BIGS, LLC (11)	September 23, 2014	Prints & Advertising Film Financing	15.00% PIK Secured Debt (Maturity - January 5, 2015) (18)	None	$2,089	$1,831	$23
			20.00% PIK Secured Debt (Maturity - January 5, 2015) (18)	None	760	667	8
						2,498	31
Classic H&G Holdings, LLC (10) (13)	March 12, 2020	Provider of Engineered Packaging Solutions	12.00% Secured Debt (Maturity - March 12, 2025)	None	6,200	6,025	6,200
			Preferred Member Units (38.52 units) (16)	—	—	1,440	2,137
						7,465	8,337
Clickbooth.com, LLC (8) (11)	December 5, 2017	Provider of Digital Advertising Performance Marketing Solutions	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity - January 31, 2025)	3 month LIBOR	8,357	8,231	8,357
Construction Supply Investments, LLC (11)	December 30, 2016	Distribution Platform of Specialty Construction Materials to Professional Concrete and Masonry Contractors	Member Units (87,914 units)	—	—	5,637	8,129
Corel Corporation (8) (9)	July 13, 2020	Publisher of Desktop and Cloud-Based Software	LIBOR plus 5.00%, (Floor 0.00%), Current Coupon 5.26%, Secured Debt (Maturity - July 2, 2026)	3 month LIBOR	1,975	1,874	1,928
CTVSH, PLLC (8) (11) (13)	August 3, 2017	Emergency Care and Specialty Service Animal Hospital	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity - August 3, 2022)	1 month LIBOR	2,312	2,291	2,312
Datacom, LLC (10) (13)	May 30, 2014	Technology and Telecommunications Provider	10.50% PIK Secured Debt (Maturity - May 31, 2021) (18)	None	1,376	1,369	1,116
			8.00% Secured Debt (Maturity - May 31, 2021) (18)	None	200	200	179
			Class A Preferred Member Units (1,676 units)	—	—	144	—
			Class B Preferred Member Units (717 units)	—	—	670	—
						2,383	1,295
Digital River, Inc. (8)	February 24, 2015	Provider of Outsourced e-Commerce Solutions and Services	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity - February 12, 2023)	3 month LIBOR	8,377	8,251	8,336
DTE Enterprises, LLC (11)	April 13, 2018	Industrial Powertrain Repair and Services	LIBOR Plus 7.50% (Floor 1.50%), Current Coupon 9.00%, Secured Debt (Maturity - April 13, 2023) (8)	3 month LIBOR	10,992	10,865	10,992
			Class AA Preferred Member Units (non-voting)	—	—	903	927
			Class A Preferred Member Units (776,316 units)	—	—	776	1,260
						12,544	13,179
Dynamic Communities, LLC (8) (11)	July 17, 2018	Developer of Business Events and Online Community Groups	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity - July 17, 2023)	3 month LIBOR	5,320	5,254	5,107
Epic Y-Grade Services, LP (8)	June 25, 2018	NGL Transportation & Storage	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - June 13, 2024)	3 month LIBOR	6,944	6,851	5,694
GoWireless Holdings, Inc. (8)	January 10, 2018	Provider of Wireless Telecommunications Carrier Services	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity - December 22, 2024)	3 month LIBOR	14,290	14,198	13,673
GS Operating, LLC (8) (11)	February 24, 2020	Distributor of Industrial and Specialty Parts	LIBOR Plus 6.50% (Floor 1.50%), Current Coupon 8.00%, Secured Debt (Maturity - February 24, 2025)	3 month LIBOR	12,537	12,216	12,010
HDC/HW Intermediate Holdings, LLC (8) (11)	December 21, 2018	Managed Services and Hosting Provider	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity - December 21, 2023)	3 month LIBOR	1,954	1,927	1,833
Hoover Group, Inc. (8) (9) (11)	October 21, 2016	Provider of Storage Tanks and Related Products to the Energy and Petrochemical Markets	LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 8.25%, Secured Debt (Maturity - January 28, 2021)	3 month LIBOR	14,431	14,291	14,431
			LIBOR Plus 7.25% (Floor 0.00%), Current Coupon 7.51%, Secured Debt (Maturity - January 28, 2021)	3 month LIBOR	7,500	7,447	7,500
						21,738	21,931
Hunter Defense Technologies, Inc. (8) (11)	March 29, 2018	Provider of Military and Commercial Shelters and Systems	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity - March 29, 2023)	3 month LIBOR	16,823	16,641	16,823
HW Temps LLC (10) (13)	July 2, 2015	Temporary Staffing Solutions	12.00% Secured Debt (Maturity - March 29, 2023)	None	2,480	2,447	2,230
Hydrofarm Holdings, LLC (8) (11)	May 18, 2017	Wholesaler of Horticultural Products	LIBOR Plus 8.50%, Current Coupon 8.65%, Secured Debt (Maturity - May 12, 2022)	1 month LIBOR	$6,866	$6,799	$5,816
Hyperion Materials & Technologies, Inc. (8) (9)	September 12, 2019	Manufacturer of Cutting and Machine Tools & Specialty Polishing Compounds	LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity - August 28, 2026)	3 month LIBOR	7,444	7,312	6,923
iEnergizer Limited (8) (9) (11)	May 8, 2013	Provider of Business Outsourcing Solutions	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - April 17, 2024)	1 month LIBOR	10,675	10,595	10,675
Implus Footcare, LLC (8) (11)	June 1, 2017	Provider of Footwear and Related Accessories	LIBOR Plus 2.50% (Floor 1.00%), Current Coupon 3.50% / PIK 5.25%, Current Coupon Plus PIK 8.75%, Secured Debt (Maturity - April 30, 2024)	3 month LIBOR	17,307	17,025	15,852
Independent Pet Partners Intermediate Holdings, LLC (11)	November 20, 2018	Omnichannel Retailer of Specialty Pet Products	LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 11.31%, Secured Debt (Maturity - November 19, 2023) (8) (18)	6 month LIBOR	14,922	14,561	11,072
			Member Units (1,191,667 units)	—	—	1,192	—
						15,753	11,072
Industrial Services Acquisitions, LLC (11)	June 17, 2016	Industrial Cleaning Services	6.00% Current / 7.00% PIK, Current Coupon 13.00%, Unsecured Debt (Maturity - December 17, 2022) (17)	None	12,665	12,642	12,665
			Member Units (Industrial Services Investments, LLC) (336 units; 10.00% cumulative)	—	—	202	202
			Preferred Member Units (Industrial Services Investments, LLC) (187 units, 20.00% cumulative)	—	—	124	124
			Member Units (Industrial Services Investments, LLC) (2,100 units)	—	—	2,100	1,237
						15,068	14,228
Interface Security Systems, L.L.C. (8) (11)	May 18, 2017	Commercial Security and Alarm Services	LIBOR Plus 7.00% (Floor 1.75%), Current Coupon 8.75% / 3.00% PIK, Current Coupon Plus PIK 11.75%, Secured Debt (Maturity - August 7, 2023)	3 month LIBOR	7,615	7,502	7,615
Intermedia Holdings, Inc. (8)	August 13, 2018	Unified Communications as a Service	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - July 19, 2025)	1 month LIBOR	3,489	3,464	3,478
Invincible Boat Company, LLC (8) (11)	May 18, 2017	Manufacturer of Sport Fishing Boats	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.00%, Secured Debt (Maturity - August 28, 2025)	3 month LIBOR	9,263	9,174	9,049
Isagenix International, LLC (8)	July 5, 2018	Direct Marketer of Health and Wellness Products	LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 6.75%, Secured Debt (Maturity - June 14, 2025)	3 month LIBOR	5,676	5,634	3,015
Jackmont Hospitality, Inc. (8) (11)	May 26, 2015	Franchisee of Casual Dining Restaurants	LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 7.75%, Secured Debt (Maturity - May 26, 2021)	1 month LIBOR	7,960	7,958	6,647
Joerns Healthcare, LLC	April 3, 2013	Manufacturer and Distributor of Health Care Equipment & Supplies	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - August 21, 2024) (8)	3 month LIBOR	3,335	3,293	3,252
			Common Stock (392,514 shares)	—	—	3,678	2,060
						6,971	5,312
Kemp Technologies Inc. (8) (11)	May 26, 2015	Provider of Application Delivery Controllers	LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.25%, Secured Debt (Maturity - March 29, 2024)	3 month LIBOR	7,406	7,291	7,354
Knight Energy Services LLC (11)	November 14, 2018	Oil and Gas Equipment and Services	8.50% PIK Secured Debt (Maturity - February 9, 2024)	None	882	882	768
			Class A-2 Shares (25,692 units)	—	—	1,843	—
						2,725	768
Kore Wireless Group, Inc.	May 17, 2017	Mission Critical Software Platform	LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 5.72%, Secured Debt (Maturity - December 20, 2024) (8)	3 month LIBOR	6,015	5,994	5,714
Larchmont Resources, LLC	October 15, 2013	Oil & Gas Exploration & Production	10.00% PIK, Secured Debt (Maturity - August 9, 2021)	None	3,614	3,719	1,626
			Member units (Larchmont Intermediate Holdco, LLC) (4,806 units)	—	—	601	192
						4,320	1,818
Laredo Energy VI, LP (11)	January 15, 2019	Oil & Gas Exploration & Production	Member Units (1,155,952 units)	—	—	11,560	11,560
Lightbox Holdings, L.P. (8)	May 17, 2017	Provider of Commercial Real Estate Software	LIBOR Plus 5.00% (Floor 0.00%), Current Coupon 5.15%, Secured Debt (Maturity - May 9, 2026)	1 month LIBOR	4,938	4,874	4,715
LL Management, Inc. (8) (11)	May 17, 2017	Medical Transportation Service Provider	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 7.50%, Secured Debt (Maturity - September 25, 2023)	3 month LIBOR	$13,615	$13,511	$13,343
Logix Acquisition Company, LLC (8) (11)	June 24, 2016	Competitive Local Exchange Carrier	LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 6.75%, Secured Debt (Maturity - December 22, 2024) (23)	1 month LIBOR	12,654	12,590	11,705
LSF9 Atlantis Holdings, LLC (8)	May 17, 2017	Provider of Wireless Telecommunications Carrier Services	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - May 1, 2023)	1 month LIBOR	12,775	12,724	12,445
Lulu’s Fashion Lounge, LLC (8) (11)	September 8, 2017	Fast Fashion E-Commerce Retailer	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.00% / 2.50% PIK, Current Coupon Plus PIK 10.50%, Secured Debt (Maturity - August 28, 2022)	3 month LIBOR	5,714	5,616	4,885
Lynx FBO Operating LLC (11)	March 10, 2017	Fixed Based Operator in the General Aviation Industry	LIBOR Plus 5.75%, (Floor 1.00%), Current Coupon 7.25%, Secured Debt (Maturity - September 30, 2024) (8)	3 month LIBOR	13,647	13,389	13,101
			Member Units (3,704 units)	—	—	500	335
						13,889	13,436
Mac Lean-Fogg Company (11)	July 6, 2018	Manufacturer and Supplier for Auto and Power Markets	LIBOR Plus 5.00% (Floor 0.00%), Current Coupon 5.15%, Secured Debt (Maturity - December 22, 2025) (8)	1 month LIBOR	7,081	7,035	6,713
			Preferred Stock (650 shares, 4.50% cash / 9.25% PIK, cumulative) (16)	—	—	793	756
						7,828	7,469
Mills Fleet Farm Group, LLC (8) (11)	October 24, 2018	Omnichannel Retailer of Work, Farm and Lifestyle Merchandise	LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.25%, Secured Debt (Maturity - October 24, 2024)	3 month LIBOR	13,875	13,582	13,278
NinjaTrader, LLC (8) (11)	June 10, 2014	Operator of Futures Trading Platform	LIBOR Plus 6.00% (Floor 1.50%), Current Coupon 7.50%, Secured Debt (Maturity - December 18, 2024)	3 month LIBOR	9,125	8,964	9,125
NNE Partners, LLC (8) (11)	March 2, 2017	Oil & Gas Exploration & Production	LIBOR Plus 8.00%, (Floor 0.00%) Current Coupon 8.24%, Secured Debt (Maturity - March 2, 2022)	3 month LIBOR	20,417	20,345	18,661
Novetta Solutions, LLC (8)	July 26, 2017	Provider of Advanced Analytics Solutions for Defense Agencies	LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.00%, Secured Debt (Maturity - October 17, 2022)	3 month LIBOR	14,707	14,520	14,450
NTM Acquisition Corp. (8)	July 12, 2016	Provider of B2B Travel Information Content	LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 7.25%, Secured Debt (Maturity - June 7, 2022)	3 month LIBOR	4,372	4,355	3,935
Pasha Group (8)	February 2, 2018	Diversified Logistics and Transportation Provided	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 8.50%, Secured Debt (Maturity - January 26, 2023)	2 month LIBOR	7,520	7,338	6,956
PricewaterhouseCoopers Public Sector LLP (8)	June 4, 2018	Provider of Consulting Services to Governments	LIBOR Plus 8.00% (Floor 0.00%), Current Coupon 8.15%, Secured Debt (Maturity - May 1, 2026) (14)	1 month LIBOR	14,100	14,061	13,608
Rise Broadband (8) (11)	May 2, 2018	Fixed Wireless Broadband Provider	LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 8.17%, Secured Debt (Maturity - May 2, 2023)	3 month LIBOR	14,606	14,521	14,490
RM Bidder, LLC (11)	November 12, 2015	Scripted and Unscripted TV and Digital Programming Provider	Common Stock (1,854 shares)	—	—	31	14
			Series A Warrants (124,915 equivalent units, Expiration - October 20, 2025)	—	—	284	—
			Series B Warrants (93,686 equivalent units, Expiration - October 20, 2025)	—	—	—	—
						315	14
Salient Partners, LP (8) (11)	June 25, 2015	Provider of Asset Management Services	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - August 31, 2021)	3 month LIBOR	6,450	6,558	5,876
Signal Peak CLO 7, Ltd. (9) (15) (24)	May 8, 2019	Structured Finance	Subordinated Structured Notes (estimated yield of 8.3% due April 30, 2032)	—	25,935	21,946	18,411
Slick Software Holdings LLC (10) (13)	September 13, 2018	Text Messaging Marketing Platform	14.00% Secured Debt (Maturity - September 13, 2023)	—	1,520	1,304	1,520
			Member units (17,500 units)	—	—	175	313
			Warrants (4,521 equivalent units, Expiration - September 13, 2028)	—	—	45	82
						1,524	1,915
TEAM Public Choices, LLC (8) (11)	August 18, 2017	Home-Based Care Employment Service Provider	LIBOR Plus 5.50%, (Floor 1.50%), Current Coupon 7.00%, Secured Debt (Maturity - September 20, 2024)	1 month LIBOR	9,902	9,820	9,614
TE Holdings, LLC	July 14, 2014	Oil & Gas Exploration & Production	Common Units (72,786 units)	—	—	728	—
TGP Holdings III LLC (8)	October 25, 2018	Outdoor Cooking & Accessories	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 9.50%, Secured Debt (Maturity - September 25, 2025) (14)	3 month LIBOR	$5,000	$5,000	$4,631
USA DeBusk LLC (8) (11)	August 18, 2017	Provider of Industrial Cleaning Services	LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 6.75%, Secured Debt (Maturity - October 22, 2024)	3 month LIBOR	16,674	16,400	15,874
U.S. Telepacific Corp. (8)	September 14, 2016	Provider of Communications and Managed Services	LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 6.50%, Secured Debt (Maturity - May 2, 2023)	3 month LIBOR	12,500	12,311	10,851
Vida Capital, Inc. (8)	March 9, 2017	Alternative Asset Manager	LIBOR Plus 6.00% (Floor 0.00%), Current Coupon 6.16%, Secured Debt (Maturity - October 1, 2026)	1 month LIBOR	7,303	7,207	7,303
Vistar Media, Inc. (11)	February 17, 2017	Operator of Digital Out-of-Home Advertising Platform	LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 12.00%, Secured Debt (Maturity - April 3, 2023) (8)	3 month LIBOR	4,616	4,492	4,616
			Warrants (69,675 equivalent units, Expiration - April 3, 2029)	—	—	—	1,070
			Preferred Stock (70,207 shares)	—	—	767	1,070
						5,259	6,756
Volusion, LLC (10) (13)	January 26, 2015	Provider of Online Software-as-a-Service eCommerce Solutions	11.50% Secured Debt (Maturity - January 24, 2020) (19)	None	8,672	8,636	8,247
			8.00% Unsecured Debt (Maturity - November 16, 2023) (17)	None	175	175	124
			Preferred Member Units (2,090,001 units)	—	—	6,000	2,124
			Warrants (784,866.80 equivalent units, Expiration - January 26, 2025)	—	—	1,104	—
						15,915	10,495
Wireless Vision Holdings, LLC (8) (11)	September 29, 2017	Provider of Wireless Telecommunications Carrier Services	LIBOR Plus 8.86% (Floor 1.00%), Current Coupon 9.86% / 1.00% PIK, Current Coupon Plus PIK 10.86%, Secured Debt (Maturity - September 29, 2022) (23)	1 month LIBOR	6,703	6,586	6,703
			LIBOR Plus 8.91% (Floor 1.00%), Current Coupon 9.91% / 1.00% PIK, Current Coupon Plus PIK 10.91%, Secured Debt (Maturity - September 29, 2022) (23)	1 month LIBOR	5,826	5,669	5,826
						12,255	12,529
YS Garments, LLC (8)	August 20, 2018	Designer and Provider of Branded Activewear	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.00%, Secured Debt (Maturity - August 9, 2024)	1 month LIBOR	7,045	6,995	6,405
Subtotal Non-Control/Non-Affiliate Investments (5) (78% of total portfolio investments at fair value)						$772,439	$709,368
Total Portfolio Investments						$936,461	$902,658
Short Term Investments (20)
Fidelity Institutional Money Market Funds (21)		—	Prime Money Market Portfolio, Class III Shares	—	—	$10,389	$10,389
US Bank Money Market Account (21)		—	—	—	—	16,611	16,611
Total Short Term Investments						$27,000	$27,000

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
(3) See Note 3 — Fair Value Hierarchy for Investments for summary geographic location of portfolio companies.
(4) Affiliate investments are generally defined by the Investment Company Act of 1940, as amended (the “1940 Act”), as investments in which between 5% and 25% of the voting securities are owned, or an investment in an investment company’s investment adviser, and the investments are not classified as Control investments. Fair value as of December 31, 2019 and September 30, 2020 along with transactions during the nine months ended September 30, 2020 in these affiliated investments were as follows (in thousands):

		Nine Months Ended September 30, 2020				Nine Months Ended September 30, 2020
Portfolio Company	Fair Value at December 31, 2019	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss) ***	Fair Value at September 30, 2020	Net Realized Gain (Loss)	Interest Income	Fee Income	Dividend Income

Affiliate Investments
AFG Capital Group, LLC
Term loan	$209	$—	$(65)	$—	$144	$—	$13	$—	$—
Member units	1,295	—	—	45	1,340	—	—	—	—

Analytical Systems Keco, LLC
Term loan	$1,266	$9	$(85)	$(1)	$1,189	$—	$131	$—	$—
Preferred member units	800	—	—	—	800	—	—	—	—
Warrants	79	—	(1)	10	88	—	—	—	—
Brewer Crane Holdings, LLC
Term loan	2,233	6	(92)	—	2,147	—	195	—	—
Preferred member units	1,070	—	—	333	1,403	—	—	—	23
Centre Technologies Holdings, LLC
Term loan	3,008	11	(117)	—	2,902	—	284	—	—
Preferred member units	1,460	—	—	55	1,515	—	—	23	—
Chamberlin Holding, LLC
Term loan	4,443	22	(450)	(22)	3,993	—	400	—	—
Member units	6,009	—	—	992	7,001	—	—	45	683
Member units	363	—	—	(133)	230	—	—	—	13
Charlotte Russe, Inc.
Common stock	—	—	—	—	—	—	—	—	—
Charps, LLC
Term loan	500	—	(38)	—	462	—	56	—	—
Preferred member units	1,730	—	—	620	2,350	—	—	—	113
Clad-Rex Steel, LLC
Term loan	2,696	9	—	(2)	2,703	—	229	—	—
Member units	2,408	—	—	(255)	2,153	—	—	—	79
Term loan (Clad-Rex Steel RE Investor, LLC)	282	—	(5)	—	277	—	21	—	—
Member units (Clad-Rex Steel RE Investor, LLC)	115	—	—	—	115	—	—	—	—
Cody Pools Holdings, LLC
Term loan	—	4,008	(184)	76	3,900	—	290	—	—
Preferred member units	—	2,079	—	882	2,961	—	—	15	—
Copper Trail Energy Fund I, LP
LP interests	1,643	1,212	(439)	(562)	1,854	21	—	14	1,170
Digital Products Holdings LLC
Term loan	4,611	15	(278)	157	4,505	—	422	—	—
Preferred member units	1,294	—	—	433	1,727	—	—	—	50
Direct Marketing Solutions, Inc.
Term loan	3,929	16	(157)	(16)	3,772	—	376	—	—
Preferred stock	5,051	—	—	(36)	5,015	—	—	—	—
Freeport Financial Funds
LP interests	9,696	990	(160)	(205)	10,321	—	—	—	630
Gamber-Johnson Holdings, LLC
Term loan	4,755	419	(203)	(11)	4,960	—	329	—	—
Member units	13,352	—	—	(41)	13,311	—	—	—	763
Guerdon Modular Holdings, Inc.
Term loan	—	30	(3,147)	3,117	—	(2,792)	30	—	—
Term loan	—	1	(253)	252	—	(252)	—	—	—
Common stock	—	—	(746)	746	—	(746)	—	—	—
Preferred stock	—	—	(285)	285	—	(285)	—	—	—
Gulf Publishing Holdings, LLC
Term loan	3,124	96	—	(279)	2,941	—	312	—	—
Revolving line of credit	70	1	(10)	—	61	—	5	—	—
Member units	605	—	—	(605)	—	—	—	—	—
Harris Preston Fund Investments
LP interests (HPEP 3, LP)	2,474	597	—	—	3,071	—	—	—	—
Hawk Ridge Systems, LLC
Term loan	3,350	12	—	(12)	3,350	—	139	—	—
Revolving line of credit	148	100	—	—	248	—	—	—	—
Preferred member units	1,975	—	—	33	2,008	—	—	—	17
Preferred member units (HRS Services, ULC)	105	—	—	—	105	—	—	—	—
J&J Services, Inc.
Term Loan	4,315	26	(800)	59	3,600	—	391	—	—
Preferred stock	1,790	—	(18)	1,207	2,979	—	—	—	—

Kickhaefer Manufacturer Company, LLC
Term loan	$6,146	$371	$(740)	$(1)	$5,776	$—	$587	$—	$—
Term loan	977	8	(5)	—	980	—	76	—	—
Member units	3,060	—	—	(21)	3,039	—	—	—	17
Member units (KMC RE Investor, LLC)	290	—	—	—	290	—	—	—	—
Market Force Information, Inc.
Term loan	5,625	790	(59)	(2,927)	3,429	—	63	—	—
Revolving line of credit	674	—	(696)	22	—	—	10	—	—
Member units	1,319	—	—	(1,319)	—	—	—	—	—
M.H. Corbin Holding LLC
Term loan	2,213	17	(60)	(20)	2,150	—	223	—	—
Preferred member units	1,192	—	—	(452)	740	—	—	—	—
Common units	5	—	—	(5)	—	—	—	—	—
Mystic Logistics Holdings, LLC
Term loan	1,561	254	(134)	—	1,681	—	156	—	—
Common stock	2,103	—	—	440	2,543	—	—	—	—
NexRev, LLC
Term loan	4,331	56	(111)	(126)	4,150	—	378	—	—
Preferred member units	1,577	—	—	(1,340)	237	—	—	—	(14)
NuStep, LLC
Term loan	4,901	19	(40)	—	4,880	—	469	—	—
Preferred member units	2,550	—	—	—	2,550	—	—	—	—
SI East, LLC
Term loan	10,988	25	—	(25)	10,988	—	827	—	—
Preferred member units	2,734	—	(1)	506	3,239	—	—	—	431
Tedder Acquisition, LLC
Term loan	4,066	176	—	(65)	4,177	—	391	—	—
Revolving line of credit	158	—	(158)	—	—	—	15	—	—
Preferred member units	2,034	—	—	—	2,034	—	—	—	—
Trantech Radiator Topco, LLC
Term loan	2,237	13	(120)	50	2,180	—	217	—	—
Common stock	1,164	—	(1)	778	1,941	—	—	—	22
Total Affiliate Investments	$154,158	$11,388	$(9,658)	$2,617	$158,505	$(4,054)	$7,035	$97	$3,997
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
(6) Control investments are generally defined by the 1940 Act as investments in which more than 25% of the voting securities are owned or where the ability to nominate greater than 50% of the board representation is maintained. Fair value as of December 31, 2019 and September 30, 2020 along with transactions during the nine months ended September 30, 2020 in these Control investments were as follows (in thousands):

		Nine Months Ended September 30, 2020				Nine Months Ended September 30, 2020
Portfolio Company	Fair Value at December 31, 2019	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at September 30, 2020	Net Realized Gain (Loss)	Interest Income	Fee Income	Dividend Income
Control Investments
CTMH, LP
LP interests	$872	$—	$—	$—	$872	$—	$—	$—	$125
GRT Rubber Technologies, LLC
Term loan	7,396	870	—	(4)	8,262	—	491	—	—
Member units	23,372	—	(1)	(997)	22,374	—	—	59	1,201
Harris Preston Fund Investments
LP interests (2717 HM, LP)	3,156	1	—	120	3,277	—	—	—	—
Total Control Investments	$34,796	$871	$(1)	$(881)	$34,785	$—	$491	$59	$1,326
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
(9) The investment is not a qualifying asset in an eligible portfolio company under Section 55(a) of the 1940 Act. A business development company (“BDC”) may not acquire any asset other than qualifying assets in eligible portfolio companies unless, at the time the acquisition is made, qualifying assets represent at least 70% of the BDC’s total assets. As of September 30, 2020, approximately 11.5% of the Company’s total assets were considered non-qualifying.
(10) Investment is classified as a LMM (as defined in the notes to the financial statements) portfolio investment.
(11) Investment is classified as a Private Loan (as defined in the notes to the financial statements) portfolio investment.
(12) Investment or portion of investment is under contract to purchase and met trade date accounting criteria as of September 30, 2020. Settlement occurred or is scheduled to occur after September 30, 2020.
(13) Investment serviced by Main Street Capital Corporation (“Main Street”) pursuant to servicing arrangements with the Company.
(14) Second lien secured debt investment.
(15) Investment is classified as an Other Portfolio (as defined in the notes to the financial statements) investment.
(16) Income producing through dividends or distributions.
(17) Unsecured debt investment.
(18) Investment is on non-accrual status as of September 30, 2020.
(19) Maturity date is under on-going renegotiations with the portfolio company and other lenders, if applicable.
(20) Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less.
(21) Effective yield as of September 30, 2020 was approximately 0.005% at US Bank Money Market Account and 0.01% at Fidelity Institutional Money Market Funds.
(22) The 1, 2, 3, and 6-month London Interbank Offered Rate (“LIBOR”) were 0.15%, 0.19%, 0.23% and 0.26%, respectively, as of September 30, 2020. The actual LIBOR for each loan listed may not be the applicable LIBOR as of September 30, 2020, as the loan may have been priced or repriced based on a LIBOR prior to September 30, 2020. The prime rate was 3.25% as of September 30, 2020.
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
(24) Investment formerly known as Mariner CLO 7, Ltd. See Note 4 — Investment in HMS-ORIX SLF LLC.
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
(27) Investment date represents the date of initial investment in the portfolio company.

See notes to the condensed consolidated financial statements.

HMS Income Fund, Inc.
Condensed Consolidated Schedule of Investments
As of December 31, 2019
(dollars in thousands)
Portfolio Company (1) (3)	Investment Date (27)	Business Description	Type of Investment (2) (3)	Index Rate (22)	Principal (7)	Cost (7)	Fair Value (26)

Control Investments (6)
CTMH, LP (9) (15)	July 17, 2017	Investment Partnership	LP Interests (CTMH, LP) (Fully diluted 38.80%)	—	$—	$872	$872
GRT Rubber Technologies, LLC (10) (13)	December 19, 2014	Manufacturer of Engineered Rubber Products	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.71%, Secured Debt (Maturity - December 31, 2023) (8)	1 month LIBOR	7,396	7,375	7,396
			Member Units (2,896 units) (16)	—	—	6,435	23,372
						13,810	30,768
Harris Preston Fund Investments (9) (15)	August 9, 2017	Investment Partnership	LP Interests (2717 MH, LP) (Fully diluted 49.30%)	—	—	2,735	3,156

Subtotal Control Investments (6) (3% of total investments at fair value)						$17,417	$34,796
Affiliate Investments (4)
AFG Capital Group, LLC (10) (13)	November 7, 2014	Provider of Rent-to-Own Financing Solutions and Services	10.00% Secured Debt (Maturity - May 25, 2022) (14)	None	$209	$209	$209
			Member Units (46 units) (16)	—	—	300	1,295
						509	1,504
Analytical Systems Keco, LLC (10) (13)	February 26, 2018	Manufacturer of Liquid and Gas Analyzers	LIBOR Plus 10.00% (Floor 2.00%), Current Coupon 12.13%, Secured Debt (Maturity - August 16, 2024) (8)	1 month LIBOR	1,391	1,260	1,266
			Preferred Member Units (800 units)	—	—	800	800
			Warrants (105 equivalent shares; Expiration - August 16, 2029)	—	—	79	79
						2,139	2,145
Brewer Crane Holdings, LLC (10) (13)	January 9, 2018	Provider of Crane Rental and Operating Services	LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 11.71%, Secured Debt (Maturity - January 9, 2023) (8)	1 month LIBOR	2,263	2,233	2,233
			Preferred Member Units (737 units) (16)	—	—	1,070	1,070
						3,303	3,303
Centre Technologies Holdings, LLC (10) (13)	January 4, 2019	Provider of IT Hardware Services and Software Solutions	LIBOR Plus 9.00% (Floor 2.00%), Current Coupon 10.75%, Secured Debt (Maturity - January 4, 2024) (8)	1 month LIBOR	3,060	3,003	3,008
			Preferred Member Units (3,174 units)	—	—	1,460	1,460
						4,463	4,468
Chamberlin Holding, LLC (10) (13)	February 26, 2018	Roofing and Waterproofing Specialty Subcontractor	LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 12.00%, Secured Debt (Maturity - February 23, 2023) (8)	1 month LIBOR	4,443	4,353	4,443
			Member Units (1,087 units) (16)	—	—	2,860	6,009
			Member Units (Langfield RE, LLC) (1 unit)	—	—	262	363
						7,475	10,815
Charlotte Russe, Inc.	July 14, 2014	Fast-Fashion Retailer to Young Women	Common Stock (14,973 shares)	None	—	2,470	—
Charps, LLC (10) (13)	February 3, 2017	Pipeline Maintenance and Construction	15.00% Secured Debt (Maturity - June 5, 2022) (14)	None	500	500	500
			Preferred Member Units (400 units) (16)	—	—	100	1,730
						600	2,230
Clad-Rex Steel, LLC (10) (13)	December 20, 2016	Specialty Manufacturer of Vinyl-Clad Metal	LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.71%, Secured Debt (Maturity - December 20, 2021) (8)	1 month LIBOR	2,720	2,694	2,696
			Member Units (179 units) (16)	—	—	1,820	2,408
			10.00% Secured Debt (Clad-Rex Steel RE Investor, LLC) (Maturity - December 19, 2036)	None	284	282	282
			Member Units (Clad-Rex Steel RE Investor, LLC) (200 units)	—	—	53	115
						4,849	5,501
Copper Trail Fund Investments (9) (15)	July 17, 2017	Investment Partnership	LP Interests (Copper Trail Energy Fund I, LP) (Fully Diluted 12.40%) (16)	—	—	1,389	1,643

Digital Products Holdings LLC (10) (13)	April 2, 2018	Designer and Distributor of Consumer Electronics	LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 11.75%, Secured Debt (Maturity - March 31, 2023) (8)	1 month LIBOR	$4,905	$4,832	$4,611
			Preferred Member Units (863 units) (16)	—	—	2,375	1,294
						7,207	5,905
Direct Marketing Solutions, Inc. (10) (13)	February 13, 2018	Provider of Omni-Channel Direct Marketing Services	LIBOR Plus 11.00% (Floor 1.00%), Current Coupon 12.75%, Secured Debt (Maturity - February 13, 2023) (8)	1 month LIBOR	3,929	3,851	3,929
			Preferred Stock (2,100 shares)	—	—	2,100	5,051
						5,951	8,980
Freeport Financial Funds (9) (15)	July 31, 2015	Investment Partnership	LP Interests (Freeport First Lien Loan Fund III, LP) (Fully diluted 6.00%) (16)	—	—	9,956	9,696
Gamber-Johnson Holdings, LLC (10) (13)	June 24, 2016	Manufacturer of Ruggedized Computer Mounting Systems	LIBOR Plus 7.50% (Floor 2.00%), Current Coupon 8.50%, Secured Debt (Maturity - June 24, 2021) (8)	1 month LIBOR	4,755	4,704	4,755
			Member Units (2,155 units) (16)	—	—	3,711	13,352
						8,415	18,107
Guerdon Modular Holdings, Inc. (10) (13)	August 13, 2014	Multi-Family and Commercial Modular Construction Company	16.00% Secured Debt (Maturity - October 1, 2019) (18)	None	3,147	3,116	—
			LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 10.60%, Secured Debt (Maturity - October 1, 2019) (8) (18)	3 month LIBOR	253	252	—
			Common Stock (53,008 shares)	—	—	746	—
			Class B Preferred Stock (101,250 shares)	—	—	285	—
						4,399	—
Gulf Publishing Holdings, LLC (10) (13)	April 29, 2016	Energy Industry Focused Media and Publishing	12.50% Secured Debt (Maturity - April 29, 2021)	None	3,134	3,112	3,124
			LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 11.21%, Secured Debt (Maturity - September 30, 2020) (8)	1 month LIBOR	70	70	70
			Member Units (920 units)	—	—	920	605
						4,102	3,799
Harris Preston Fund Investments (9) (15)	September 19, 2017	Investment Partnership	LP Interests (HPEP 3, LP) (Fully diluted 8.20%)	—	—	2,474	2,474
Hawk Ridge Systems, LLC (9) (10) (13)	December 2, 2016	Value-Added Reseller of Engineering Design and Manufacturing Solutions	11.00% Secured Debt (Maturity - December 2, 2021)	None	3,350	3,318	3,350
			LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.71%, Secured Debt (Maturity - December 2, 2021) (8)	1 month LIBOR	150	148	148
			Preferred Member Units (56 units) (16)	—	—	713	1,975
			Preferred Member Units (HRS Services, ULC) (56 units)	—	—	38	105
						4,217	5,578
J & J Services, Inc. (10) (13)	October 31, 2019	Provider of Dumpster Rental and Related Services	11.50% Secured Debt (Maturity - October 31, 2024)	None	4,400	4,315	4,315
			Preferred Member Units (704 units)	—	—	1,790	1,790
						6,105	6,105
Kickhaefer Manufacturing Company, LLC (10) (13)	October 31, 2018	Precision Metal Parts Manufacturing	11.50% Secured Debt (Maturity - October 31, 2023)	None	6,300	6,141	6,146
			9.00% Secured Debt (Maturity - October 31, 2048)	None	995	977	977
			Preferred Member Units (145 units)	—	—	3,060	3,060
			Member Units (KMC RE Investor, LLC) (200 units) (16)	—	—	248	290
						10,426	10,473
Market Force Information, Inc. (10) (13)	July 28, 2017	Provider of Customer Experience Management Services	6.00% Current / 6.00% PIK Secured Debt (Maturity - July 28, 2022)	3 month LIBOR	5,792	5,732	5,625
			8.00% Secured Debt (Maturity - July 28, 2022)	None	697	697	674
			Member Units (170,000 units)	—	—	4,160	1,319
						10,589	7,618
M.H. Corbin Holding LLC (10) (13)	August 31, 2015	Manufacturer and Distributor of Traffic Safety Products	5.00% Current / 5.00% PIK Secured Debt (Maturity - March 31, 2022)	None	$2,213	$2,191	$2,213
			Preferred Member Units (16,500 units)	—	—	1,100	1,192
			Common Units (1,000 units)	—	—	1,500	5
						4,791	3,410
Mystic Logistics Holdings, LLC (10) (13)	August 18, 2014	Logistics and Distribution Services Provider for Large Volume Mailers	12.00% Secured Debt (Maturity - August 15, 2019) (19)	None	1,563	1,561	1,561
			Common Stock (1,468 shares) (16)	—	—	680	2,103
						2,241	3,664
NexRev, LLC (10) (13)	February 28, 2018	Provider of Energy Efficiency Products & Services	11.00% Secured Debt (Maturity - February 28, 2023)	None	4,397	4,331	4,331
			Preferred Member Units (21,600,000 units) (16)	—	—	1,720	1,577
						6,051	5,908
NuStep, LLC (10) (13)	January 31, 2017	Designer, Manufacturer and Distributor of Fitness Equipment	12.00% Secured Debt (Maturity - January 31, 2022)	None	4,949	4,901	4,901
			Preferred Member Units (102 units)	—	—	2,550	2,550
						7,451	7,451
SI East, LLC (10) (13)	August 31, 2018	Rigid Industrial Packaging Manufacturing	9.50% Secured Debt (Maturity - August 31, 2023)	None	10,988	10,849	10,988
			Preferred Member Units (52 units) (16)	—	—	2,000	2,734
						12,849	13,722
Tedder Acquisition, LLC (10) (13)	August 31, 2018	Manufacturer of Firearm Holsters and Accessories	12.00% Secured Debt (Maturity - August 31, 2023)	None	4,100	4,003	4,066
			12.00% Secured Debt (Maturity - August 31, 2020)	None	160	158	158
			Preferred Member Units (110 units)	—	—	2,034	2,034
						6,195	6,258
Trantech Radiator Topco, LLC (10) (13)	August 31, 2018	Transformer Cooling Products and Services	12.00% Secured Debt (Maturity - May 31, 2024)	None	2,300	2,226	2,237
			Common Stock (154 shares) (16)	—	—	1,164	1,164
						3,390	3,401

Subtotal Affiliate Investments (4) (15% of total investments at fair value)						$144,006	$154,158

Non-Control/Non-Affiliate Investments (5)
AAC Holdings Inc. (8)	July 10, 2017	Substance Abuse Treatment Service Provider	LIBOR Plus 11.75% (Floor 1.00%), Current Coupon 16.75%, Secured Debt (Maturity - June 30, 2023) (18)	3 month LIBOR	$14,449	$14,078	$9,392
			LIBOR Plus 11.00% (Floor 1.00%), Current Coupon 13.03%, Secured Debt (Maturity - April 15, 2020)	3 month LIBOR	2,227	2,069	2,172
						16,147	11,564
Adams Publishing Group, LLC (8) (11)	November 19, 2015	Local Newspaper Operator	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 9.44%, Secured Debt (Maturity - July 3, 2023)	3 month LIBOR	6,158	6,064	6,158
			LIBOR Plus 7.50% (Floor 1.50%), Current Coupon 9.45%, Secured Debt (Maturity - July 3, 2023)	3 month LIBOR	197	184	197
			PRIME Plus 4.00% (Floor 1.50%), Current Coupon 8.75%, Secured Debt (Maturity - July 3, 2023)	PRIME	5,000	4,930	5,000
						11,178	11,355
ADS Tactical, Inc. (8) (11)	December 30, 2016	Value-Added Logistics and Supply Chain Solutions Provider to the Defense Industry	LIBOR Plus 6.25% (Floor 0.75%), Current Coupon 8.10%, Secured Debt (Maturity - July 26, 2023)	2 month LIBOR	15,827	15,817	15,827
Aethon United BR, LP (8) (11)	September 8, 2017	Oil & Gas Exploration & Production	LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 8.46%, Secured Debt (Maturity - September 8, 2023) (14)	1 month LIBOR	7,000	6,918	6,846
Allen Media, LLC (8)	September 18, 2018	Operator of Cable Television Networks	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.44%, Secured Debt (Maturity - August 30, 2023)	3 month LIBOR	16,270	15,895	15,863
American Nuts, LLC (8) (11)	April 10, 2018	Roaster, Mixer and Packager of Bulk Nuts and Seeds	LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 11.60%, Secured Debt (Maturity - April 10, 2023)	3 month LIBOR	$12,241	$11,950	$12,241
American Teleconferencing Services, Ltd. (8)	May 19, 2016	Provider of Audio Conferencing and Video Collaboration Solutions	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.32%, Secured Debt (Maturity - June 8, 2023)	3 month LIBOR	14,150	13,715	8,511
American Trailer Rental Group LLC (10) (13)	June 7, 2017	Provider of Short Term Trailer and Container Rental	LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 9.34%, Secured Debt (Maturity - June 7, 2022) (8)	1 month LIBOR	6,772	6,659	6,772
			Member Units (Milton Meisler Holdings, LLC) (12,139 units)	—	—	1,214	2,135
						7,873	8,907
APTIM Corp	August 17, 2018	Engineering, Construction and Procurement	7.75% Secured Debt (Maturity - June 15, 2025)	None	6,952	6,255	4,171
Arcus Hunting, LLC (8) (11)	January 6, 2015	Manufacturer of Bowhunting and Archery Products and Accessories	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 9.10%, Secured Debt (Maturity - January 13, 2020)	1 month LIBOR	6,928	6,932	6,928
ASC Ortho Management Company, LLC (11)	August 31, 2018	Provider of Orthopedic Services	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 9.60%, Secured Debt (Maturity - August 31, 2023) (8)	3 month LIBOR	4,543	4,466	4,502
			13.25% PIK Secured Debt (Maturity - December 1, 2023) (14)	None	1,793	1,754	1,793
						6,220	6,295
ATI Investment Sub, Inc. (8)	July 11, 2016	Manufacturer of Solar Tracking Systems	LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 9.06%, Secured Debt (Maturity - June 22, 2021)	1 month LIBOR	2,885	2,842	2,853
ATX Networks Corp. (8) (9)	July 15, 2015	Provider of Radio Frequency Management Equipment	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.94%, Current Coupon plus PIK 8.94%, Secured Debt (Maturity - June 11, 2021)	3 month LIBOR	13,638	13,520	12,786
BarFly Ventures, LLC (11)	August 31, 2015	Casual Restaurant Group	12.00% Secured Debt (Maturity - August 31, 2020)	None	3,395	3,378	2,580
			Warrants (.410 equivalent units, Expiration - August 31, 2025)	—	—	158	—
			Options (.99 equivalent units)	—	—	202	—
						3,738	2,580
BBB Tank Services, LLC (10) (13)	April 8, 2016	Maintenance, Repair and Construction Services to the Above-Ground Storage Tank Market	LIBOR Plus 11.00% (Floor 1.00%), Current Coupon 12.71%, Secured Debt (Maturity - April 8, 2021) (8)	1 month LIBOR	1,200	1,197	1,177
			Preferred Stock (non-voting) (28,280 units) (16)	—	—	33	33
			Member Units (200,000 units)	—	—	200	73
						1,430	1,283
Berry Aviation, Inc. (11)	July 6, 2018	Charter Airline Services	10.50% Current / 1.50% PIK, Secured Debt (Maturity - January 6, 2024) (14)	None	4,548	4,494	4,548
			Preferred Member Units (Berry Acquisition, LLC) (1,548,387 units, 8.00% cumulative) (16)	—	—	1,548	776
			Preferred Member Units (Berry Acquisition, LLC) (122,416 units, 16.00% cumulative) (16)	—	—	122	125
						6,164	5,449
BigName Commerce, LLC (8) (11)	May 11, 2017	Provider of Envelopes and Complimentary Stationery Products	LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 9.35%, Secured Debt (Maturity - May 11, 2022)	3 month LIBOR	2,232	2,218	2,232
Binswanger Enterprises, LLC (11)	March 10, 2017	Glass Repair and Installation Service Provider	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 10.41%, Secured Debt (Maturity - March 9, 2022) (8)	3 month LIBOR	13,635	13,345	13,635
			Member Units (1,050,000 units)	—	—	1,050	950
						14,395	14,585
Bluestem Brands, Inc. (8)	December 19, 2013	Multi-Channel Retailer of General Merchandise	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 9.30%, Secured Debt (Maturity - November 6, 2020)	3 month LIBOR	11,391	11,339	8,550

Boccella Precast Products, LLC (10) (13)	June 30, 2017	Manufacturer of Precast Hollow Core Concrete	LIBOR Plus 10.00% (Floor 1.00%), Current Coupon 14.10%, Secured Debt (Maturity - June 30, 2022) (8)	3 month LIBOR	$3,311	$3,262	$3,311
			Member Units (540,000 units) (16)	—	—	564	1,567
						3,826	4,878
Brightwood Capital Fund Investments (9) (15)	December 31, 2014	Investment Partnership	LP Interests (Brightwood Capital Fund III, LP) (Fully diluted 1.60%) (16)	—	—	3,815	3,018
			LP Interests (Brightwood Capital Fund IV, LP) (Fully diluted 0.80%) (16)	—	—	9,037	9,009
						12,852	12,027
Buca C, LLC (10) (13)	June 30, 2015	Casual Restaurant Group	LIBOR Plus 9.25% (Floor 1.00%), Current Coupon 10.94%, Secured Debt (Maturity - June 30, 2020) (8)	1 month LIBOR	12,669	12,639	12,530
			Preferred Member Units (4 units, 6.00% cumulative) (16)	—	—	3,040	3,135
						15,679	15,665
Cadence Aerospace, LLC (8) (11)	November 14, 2017	Aerospace Manufacturing	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.43%, Secured Debt (Maturity - November 14, 2023)	3 month LIBOR	19,272	19,135	19,273
CAI Software, LLC (10) (13)	October 10, 2014	Provider of Specialized Enterprise Resource Planning Software	11.00% Secured Debt (Maturity - December 7, 2023)	None	2,290	2,299	2,290
			Member Units (16,742 units) (16)	—	—	188	1,303
						2,487	3,593
Cenveo Corporation	September 4, 2015	Provider of Digital Marketing Agency Services	LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 11.21%, Secured Debt (Maturity - June 7, 2023) (8)	3 month LIBOR	4,449	4,177	4,449
			Common Stock (138,889 shares)	—	—	4,163	2,292
						8,340	6,741
Chisholm Energy Holdings, LLC (8) (11)	November 14, 2017	Oil and Gas Exploration and Production	LIBOR Plus 6.25% (Floor 1.50%), Current Coupon 8.16%, Secured Debt (Maturity - May 15, 2026) (14)	3 month LIBOR	3,571	3,477	3,489
Clarius BIGS, LLC (11)	September 23, 2014	Prints & Advertising Film Financing	15.00% PIK Secured Debt (Maturity - January 5, 2015) (18)	None	2,100	1,842	29
			20.00% PIK Secured Debt (Maturity - January 5, 2015) (18)	None	763	670	11
						2,512	40
Clickbooth.com, LLC (8) (11)	December 5, 2017	Provider of Digital Advertising Performance Marketing Solutions	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 10.59%, Secured Debt (Maturity - December 5, 2022)	3 month LIBOR	2,663	2,625	2,663
Construction Supply Investments, LLC (11)	December 30, 2016	Distribution Platform of Specialty Construction Materials to Professional Concrete and Masonry Contractors	Member units (42,207 units)	—	—	4,866	7,669
CTVSH, PLLC (8) (11) (13)	August 3, 2017	Emergency Care and Specialty Service Animal Hospital	LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.91%, Secured Debt (Maturity - August 3, 2022)	1 month LIBOR	2,525	2,494	2,525
Datacom, LLC (10) (13)	May 30, 2014	Technology and Telecommunications Provider	5.25% Current / 5.25% PIK, Current Coupon 10.50% Secured Debt (Maturity - May 31, 2021) (18)	None	1,376	1,315	1,116
			8.00% Secured Debt (Maturity - May 31, 2021) (18)	None	200	200	179
			Class A Preferred Member Units (1,530 units)	—	—	144	—
			Class B Preferred Member Units (717 units)	—	—	670	—
						2,329	1,295
Digital River, Inc. (8)	February 24, 2015	Provider of Outsourced e-Commerce Solutions and Services	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.90%, Secured Debt (Maturity - February 12, 2021)	3 month LIBOR	9,759	9,725	9,734

DTE Enterprises, LLC (11)	April 13, 2018	Industrial Powertrain Repair and Services	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 9.24%, Secured Debt (Maturity - April 13, 2023) (8)	1 month LIBOR	$10,992	$10,831	$10,992
			Class AA Preferred Member Units (non-voting) (16)	—	—	838	859
			Class A Preferred Member Units (776,316 units) (16)	—	—	776	1,490
						12,445	13,341
Dynamic Communities, LLC (8) (11)	July 17, 2018	Developer of Business Events and Online Community Groups	LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.71%, Secured Debt (Maturity - July 17, 2023)	3 month LIBOR	5,425	5,341	5,425
Epic Y-Grade Services, LP (8)	June 25, 2018	NGL Transportation & Storage	LIBOR Plus 6.00% (Floor 0.00%), Current Coupon 8.04%, Secured Debt (Maturity - June 13, 2024)	3 month LIBOR	10,275	10,115	10,050
Evergreen Skills Lux S.á r.l. (d/b/a Skillsoft) (8) (9)	April 10, 2015	Technology-Based Performance Support Solutions	LIBOR Plus 8.25% (Floor 1.00%), Current Coupon 10.45%, Secured Debt (Maturity - April 28, 2022) (14)	6 month LIBOR	10,901	10,669	3,060
Felix Investments Holdings II, LLC (8) (11)	August 9, 2017	Oil and Gas Exploration and Production	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.40%, Secured Debt (Maturity - August 9, 2022)	1 month LIBOR	5,000	4,937	5,000
Flavors Holdings, Inc. (8)	October 14,2014	Global Provider of Flavoring and Sweetening Products and Solutions	LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 7.69%, Secured Debt (Maturity - April 3, 2020)	3 month LIBOR	10,719	10,667	10,076
GoWireless Holdings, Inc. (8)	January 10, 2018	Provider of Wireless Telecommunications Carrier Services	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.30%, Secured Debt (Maturity - December 22, 2024)	3 month LIBOR	14,910	14,803	14,377
HDC/HW Intermediate Holdings, LLC (8) (11)	December 21, 2018	Managed Services and Hosting Provider	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 9.45%, Secured Debt (Maturity - December 21, 2023)	3 month LIBOR	1,961	1,928	1,958
Hoover Group, Inc. (8) (9) (11)	October 21, 2016	Provider of Storage Tanks and Related Products to the Energy and Petrochemical Markets	LIBOR Plus 7.25% (Floor 1.00%), Current Coupon 9.16%, Secured Debt (Maturity - January 28, 2021)	3 month LIBOR	22,045	21,529	20,391
Hunter Defense Technologies, Inc. (8) (11)	March 29, 2018	Provider of Military and Commercial Shelters and Systems	LIBOR Plus 7.00% (Floor 1.00%), Current Coupon 8.94%, Secured Debt (Maturity - March 29, 2023)	3 month LIBOR	15,944	15,676	15,944
HW Temps, LLC (10) (13)	July 2, 2015	Temporary Staffing Solutions	8.00% Secured Debt (Maturity - March 29, 2023)	None	2,545	2,498	2,230
Hydrofarm Holdings, LLC (8) (11)	May 18, 2017	Wholesaler of Horticultural Products	LIBOR Plus 10.00%, Current Coupon 3.54% / 8.26% PIK, Current Coupon Plus PIK 11.80%, Secured Debt (Maturity - May 12, 2022)	1 month LIBOR	7,658	7,573	6,410
Hyperion Materials & Technologies, Inc. (8)	September 12, 2019	Manufacturer of Cutting and Machine Tools and Specialty Polishing Compounds	LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 7.30%, Secured Debt (Maturity - August 28, 2026)	1 month LIBOR	7,500	7,355	7,425
iEnergizer Limited (8) (9) (11)	May 8, 2013	Provider of Business Outsourcing Solutions	LIBOR Plus 6.00% (Floor 1.25%), Current Coupon 7.79%, Secured Debt (Maturity - April 17, 2024)	1 month LIBOR	12,963	12,848	12,963
Implus Footcare, LLC (8) (11)	June 1, 2017	Provider of Footwear and Related Accessories	LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 8.19%, Secured Debt (Maturity - April 30, 2024)	3 month LIBOR	16,977	16,644	16,655
Independent Pet Partners Intermediate Holdings, LLC (11)	November 20, 2018	Omnichannel Retailer of Specialty Pet Products	LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.89%, Secured Debt (Maturity - November 19, 2023) (8)	3 month LIBOR	14,376	14,120	14,376
			Member Units (1,191,667 units)	—	—	1,192	964
						15,312	15,340
Industrial Services Acquisitions, LLC (11)	June 17, 2016	Industrial Cleaning Services	6.00% Current / 7.00% PIK, Current Coupon 13.00%, Unsecured Debt (Maturity - December 17, 2022) (17)	None	12,014	11,990	12,014
			Member Units (Industrial Services Investments, LLC) (336 units; 10.00% cumulative)	—	—	202	202
			Preferred Member Units (Industrial Services Investments, LLC) (187 units; 20.00% cumulative)	—	—	124	124
			Member Units (Industrial Services Investments, LLC) (2,100 units)	—	—	2,100	1,191
						14,416	13,531
Interface Security Systems, L.L.C. (8) (11)	May 18, 2017	Commercial Security and Alarm Services	LIBOR Plus 7.00% (Floor 1.75%), Current Coupon 8.80%, Secured Debt (Maturity - August 7, 2023)	1 month LIBOR	7,500	7,363	7,363
Intermedia Holdings, Inc. (8)	August 13, 2018	Unified Communications as a Service	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.80%, Secured Debt (Maturity - July 19, 2025)	1 month LIBOR	$3,516	$3,487	$3,525
Invincible Boat Company, LLC (8) (11)	May 18, 2017	Manufacturer of Sport Fishing Boats	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.45%, Secured Debt (Maturity - August 28, 2025)	3 month LIBOR	9,873	9,773	9,773
Isagenix International, LLC (8)	July 5, 2018	Direct Marketer of Health and Wellness Products	LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 7.70%, Secured Debt (Maturity - June 14, 2025)	3 month LIBOR	5,943	5,893	4,273
JAB Wireless, Inc. (8) (11)	May 2, 2018	Fixed Wireless Broadband Provider	LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.74%, Secured Debt (Maturity - May 2, 2023)	3 month LIBOR	14,775	14,668	14,775
Jackmont Hospitality, Inc. (8) (11)	May 26, 2015	Franchisee of Casual Dining Restaurants	LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 8.45%, Secured Debt (Maturity - May 26, 2021)	1 month LIBOR	8,119	8,111	8,119
Joerns Healthcare, LLC (8)	April 3, 2013	Manufacturer and Distributor of Health Care Equipment & Supplies	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.91%, Secured Debt (Maturity - August 21, 2024)	3 month LIBOR	3,335	3,276	3,276
			Common Stock (472,579 shares)	—	—	3,678	3,678
						6,954	6,954
Kemp Technologies, Inc. (8) (11)	May 26, 2015	Provider of Application Delivery Controllers	LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 8.17%, Secured Debt (Maturity - March 29, 2024)	1 month LIBOR	7,463	7,326	7,463
Knight Energy Services LLC (11)	November 14, 2018	Oil and Gas Equipment & Services	8.50% PIK Secured Debt (Maturity - February 9, 2024)	None	828	828	828
			Class A-2 Shares (25,692 units)	—	—	1,843	1,843
						2,671	2,671
Kore Wireless Group, Inc. (8)	May 17, 2017	Mission Critical Software Platform	LIBOR Plus 5.50% (Floor 1.00%) PIK, 7.44%, Secured Debt (Maturity - December 20, 2024)	3 month LIBOR	6,061	6,036	6,023
Larchmont Resources, LLC (9)	October 15, 2013	Oil & Gas Exploration & Production	LIBOR Plus 7.00% (Floor 1.00%) PIK, 8.89% PIK, Secured Debt (Maturity - August 7, 2020) (8)	3 month LIBOR	3,614	3,638	3,352
			Member units (Larchmont Intermediate Holdco, LLC) (4,806 units)	—	—	601	1,201
						4,239	4,553
Laredo Energy VI, LP (8) (11)	January 15, 2019	Oil & Gas Exploration & Production	LIBOR Plus 9.63% (Floor 2.00%), Current Coupon 5.38% / 6.26% PIK, Current Coupon PIK 11.64%, Secured Debt (Maturity - November 19, 2021)	3 month LIBOR	11,228	11,093	10,554
Lightbox Holdings, L.P. (8)	May 17, 2017	Provider of Commercial Real Estate Software	LIBOR Plus 5.00% (Floor 0.00%), Current Coupon 6.74%, Secured Debt (Maturity - May 9, 2026)	1 month LIBOR	4,975	4,904	4,913
LL Management, Inc. (8) (11)	May 17, 2017	Medical Transportation Service Provider	LIBOR Plus 6.50% (Floor 1.00%), Current Coupon 8.56%, Secured Debt (Maturity - September 25, 2023)	3 month LIBOR	13,719	13,590	13,719
Logix Acquisition Company, LLC (8) (11)	June 24, 2016	Competitive Local Exchange Carrier	LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 7.55%, Secured Debt (Maturity - December 22, 2024) (23)	1 month LIBOR	12,756	12,682	12,628
LSF9 Atlantis Holdings, LLC (8)	May 17, 2017	Provider of Wireless Telecommunications Carrier Services	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.74%, Secured Debt (Maturity - May 1, 2023)	1 month LIBOR	13,124	13,059	12,157
Lulu’s Fashion Lounge, LLC (8) (11)	September 8, 2017	Fast Fashion E-Commerce Retailer	LIBOR Plus 9.00% (Floor 1.00%), Current Coupon 10.80%, Secured Debt (Maturity - August 28, 2022)	1 month LIBOR	5,668	5,533	5,554
Lynx FBO Operating LLC (11)	March 10, 2017	Fixed Based Operator in the General Aviation Industry	LIBOR Plus 5.75% (Floor 1.00%), Current Coupon 7.86%, Secured Debt (Maturity - September 30, 2024) (8)	3 month LIBOR	13,750	13,451	13,487
			Member Units (3,704 units)	—	—	500	500
						13,951	13,987
Mac Lean-Fogg Company (11)	July 6, 2018	Manufacturer and Supplier for Auto and Power Markets	LIBOR Plus 5.00% (Floor 0.00%), Current Coupon 6.80%, Secured Debt (Maturity - December 22, 2028) (8)	1 month LIBOR	7,135	7,083	7,135
			Preferred Stock (650 shares; 4.50% Cash / 9.25% PIK, cumulative) (16)	—	—	771	771
						7,854	7,906
Mariner CLO 7, Ltd. (9) (15)	May 8, 2019	Structured Finance	Subordinated Structured Notes (estimated yield of 8.30% due April 30, 2032)	—	25,935	22,810	19,028
Mills Fleet Farm Group LLC (8) (11)	October 24, 2018	Omnichannel Retailer of Work, Farm and Lifestyle Merchandise	LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 8.29% / 0.75% PIK, Current Coupon Plus PIK 9.04%, Secured Debt (Maturity - October 24, 2024)	3 month LIBOR	$14,883	$14,556	$14,184
NinjaTrader, LLC (8) (11)	June 10, 2014	Operator of Futures Trading Platform	LIBOR Plus 6.00% (Floor 1.50%), Current Coupon 9.04%, Secured Debt (Maturity - December 18, 2024)	1 month LIBOR	9,675	9,490	9,490
NNE Partners, LLC (8) (11)	March 2, 2017	Oil & Gas Exploration & Production	LIBOR Plus 8.00%, (Floor 0.00%), Current Coupon 9.91%, Secured Debt (Maturity - March 2, 2022)	3 month LIBOR	20,417	20,320	20,172
North American Lifting Holdings, Inc. (8)	February 26, 2015	Crane Service Provider	LIBOR Plus 4.50% (Floor 1.00%), Current Coupon 6.44%, Secured Debt (Maturity - November 27, 2020)	3 month LIBOR	6,179	5,959	5,228
Novetta Solutions, LLC (8)	July 26, 2017	Provider of Advanced Analytics Solutions for Defense Agencies	LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.80%, Secured Debt (Maturity - October 17, 2022)	1 month LIBOR	14,823	14,573	14,604
NTM Acquisition Corp. (8)	July 12, 2016	Provider of B2B Travel Information Content	LIBOR Plus 6.25% (Floor 1.00%), Current Coupon 8.05%, Secured Debt (Maturity - June 7, 2022)	1 month LIBOR	4,518	4,490	4,518
Pasha Group (8)	February 2, 2018	Diversified Logistics and Transportation Provided	LIBOR Plus 7.50% (Floor 1.00%), Current Coupon 9.35%, Secured Debt (Maturity - January 26, 2023)	2 month LIBOR	8,984	8,781	9,074
Permian Holdco 2, Inc.	October 31, 2016	Storage Tank Manufacturer	14.00% PIK Unsecured Debt (Maturity - October 15, 2021) (17)	None	1,138	1,138	851
			18.00% PIK Unsecured Debt (Maturity - June 30, 2022) (17)	None	794	794	794
			Series A Preferred Shares (Permian Holdco 1, Inc.) (386,255 shares)	—	—	1,997	250
			Common Shares (Permian Holdco 1, Inc.) (386,255 shares)	—	—	—	—
						3,929	1,895
PricewaterhouseCoopers Public Sector LLP (8)	June 4, 2018	Provider of Consulting Services to Governments	LIBOR Plus 8.00% (Floor 0.00%), Current Coupon 9.80%, Secured Debt (Maturity - May 1, 2026) (14)	1 month LIBOR	14,100	14,057	13,889
RM Bidder, LLC (11)	November 12, 2015	Scripted and Unscripted TV and Digital Programming Provider	Common Stock (1,854 shares)	—	—	31	12
			Series A Warrants (124,915 equivalent units, Expiration - October 20, 2025)	—	—	284	—
			Series B Warrants (93,686 equivalent units, Expiration - October 20, 2025)	—	—	—	—
						315	12
Salient Partners, LP (8) (11)	June 25, 2015	Provider of Asset Management Services	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.80%, Secured Debt (Maturity - June 9, 2021)	1 month LIBOR	6,450	6,511	6,450
Slick Software Holdings LLC (10) (13)	September 13, 2018	Text Messaging Marketing Platform	14.00% Secured Debt (Maturity - September 13, 2023)	None	1,590	1,336	1,336
			Member units (17,500 units) (16)	—	—	175	270
			Warrants (4,521 equivalent units, Expiration - September 13, 2028)	—	—	45	73
						1,556	1,679
Smart Modular Technologies, Inc. (8) (9) (11)	August 18, 2017	Provider of Specialty Memory Solutions	LIBOR Plus 6.25%, (Floor 1.00%), Current Coupon 8.16%, Secured Debt (Maturity - August 9, 2022)	3 month LIBOR	18,484	18,340	18,669
TEAM Public Choices, LLC (8) (11)	August 18, 2017	Home-Based Care Employment Service Provider	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.80%, Secured Debt (Maturity - September 20, 2024)	1 month LIBOR	9,626	9,530	9,529
TE Holdings, LLC	July 14, 2014	Oil & Gas Exploration & Production	Common Units (72,785 units)	—	—	728	—
TGP Holdings III LLC (8)	October 25, 2018	Outdoor Cooking & Accessories	LIBOR Plus 8.50% (Floor 1.00%), Current Coupon 10.30%, Secured Debt (Maturity - September 25, 2025) (14)	1 month LIBOR	5,000	5,000	4,675
TMC Merger Sub Corp (8)	December 22, 2016	Refractory & Maintenance Services Provider	LIBOR Plus 6.75% (Floor 1.00%), Current Coupon 8.56%, Secured Debt (Maturity - October 31, 2022) (25)	1 month LIBOR	16,835	16,691	16,689

TOMS Shoes, LLC	November 13, 2014	Global Designer, Distributor, and Retailer of Casual Footwear	LIBOR Plus 5.50% (Floor 1.00%), Current Coupon 7.46%, Secured Debt (Maturity - October 30, 2020)	3 month LIBOR	$571	$571	$571
			LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.96%, Secured Debt (Maturity - December 31, 2025) (8) (14)	3 month LIBOR	1,637	1,637	1,637
			Member Units (13,866 units)	—	—	220	220
						2,428	2,428
USA DeBusk LLC (8) (11)	August 18, 2017	Provider of Industrial Cleaning Services	LIBOR Plus 5.75%, (Floor 1.00%), Current Coupon 7.54%, Secured Debt (Maturity - October 22, 2024)	1 month LIBOR	20,000	19,615	19,615
U.S. Telepacific Corp. (8)	September 14, 2016	Provider of Communications and Managed Services	LIBOR Plus 5.00% (Floor 1.00%), Current Coupon 6.94%, Secured Debt (Maturity - May 2, 2023)	3 month LIBOR	12,500	12,297	12,032
Vida Capital, Inc. (8)	March 9, 2017	Alternative Asset Manager	LIBOR Plus 6.00% (Floor 0.00%), Current Coupon 7.93%, Secured Debt (Maturity - October 1, 2026)	3 month LIBOR	7,500	7,391	7,425
VIP Cinema Holdings, Inc. (8)	March 9, 2017	Supplier of Luxury Seating to the Cinema Industry	LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 9.91%, Secured Debt (Maturity - March 1, 2023) (18)	3 month LIBOR	8,750	8,724	4,611
Vistar Media, Inc. (11)	February 17, 2017	Operator of Digital Out-of-Home Advertising Platform	LIBOR Plus 8.00% (Floor 1.00%), Current Coupon 10.00%, Secured Debt (Maturity - April 3, 2023) (8)	3 month LIBOR	4,963	4,790	4,963
			Warrants (69,675 equivalent units, Expiration - April 3, 2029)	—	—	—	1,630
			Preferred Stock (70,207 shares)	—	—	767	1,610
						5,557	8,203
Volusion, LLC (10) (13)	January 26, 2015	Provider of Online Software-as-a-Service eCommerce Solutions	11.50% Secured Debt (Maturity - January 24, 2020)	None	8,672	8,611	8,290
			8.00% Unsecured Convertible Debt (Maturity - November 16, 2023)	None	175	175	124
			Preferred Member Units (2,090,001 units)	—	—	6,000	6,000
			Warrants (784,866.80 equivalent units, Expiration - January 26, 2025)	—	—	1,104	64
						15,890	14,478
Wireless Vision Holdings, LLC (8) (11)	September 29, 2017	Provider of Wireless Telecommunications Carrier Services	LIBOR Plus 9.65% (Floor 1.00%), Current Coupon 11.66% / 1.00% PIK, Current Coupon Plus PIK 12.66%, Secured Debt (Maturity - September 29, 2022) (23)	1 month LIBOR	7,148	7,023	7,148
			LIBOR Plus 9.91% (Floor 1.00%), Current Coupon 11.61% / 1.00% PIK, Current Coupon Plus PIK 12.61%, Secured Debt (Maturity - September 29, 2022) (23)	1 month LIBOR	6,213	6,029	6,213
						13,052	13,361
YS Garments, LLC (8)	August 20, 2018	Designer and Provider of Branded Activewear	LIBOR Plus 6.00% (Floor 1.00%), Current Coupon 7.62%, Secured Debt (Maturity - August 9, 2024)	1 month LIBOR	7,266	7,206	7,201
Subtotal Non-Control/Non-Affiliate Investments (5) (82% of total portfolio investments at fair value)						$878,632	$838,643

Total Portfolio Investments						$1,040,055	$1,027,597

Short Term Investments (20)
Fidelity Institutional Money Market Funds (21)		—	Prime Money Market Portfolio, Class III Shares	—	—	$3,482	$3,482
US Bank Money Market Account (21)		—	—	—	—	15,973	15,973

Total Short Term Investments						$19,455	$19,455
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
(27) Investment date represents the date of initial investment in the portfolio company.

See notes to the condensed consolidated financial statements.

HMS Income Fund, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 1 — Principal Business and Organization

MSC Income Fund, Inc. (formerly known as HMS Income Fund, Inc. through October 30, 2020), (collectively with its consolidated subsidiaries, the “Company”) was formed as a Maryland corporation on November 28, 2011 under the General Corporation Law of the State of Maryland. The Company is an externally managed, non-diversified closed-end management investment company that has elected to be treated as a business development company, or BDC, under the 1940 Act. The Company has elected to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

The Company’s primary investment objective is to generate current income through debt and equity investments. A secondary objective of the Company is to generate current dividend income and long-term capital appreciation through direct equity investments and equity-related investments, including warrants, convertible securities and other rights to acquire equity securities. The Company’s portfolio strategy is to invest primarily in illiquid debt and equity securities issued by lower middle market (“LMM”) companies, which generally have annual revenues between $10 million and $150 million, and debt securities issued by middle market (“Middle Market”) companies that are generally larger in size than the LMM companies, with annual revenues typically between $10 million and $3 billion. The Company’s LMM and Middle Market portfolio investments generally range in size from $1 million to $15 million. The Company categorizes some of its investments in LMM companies and Middle Market companies as private loan (“Private Loan”) portfolio investments. Private Loan investments, often referred to in the debt markets as “club deals,” are investments, generally in debt instruments, that the Company originates on a collaborative basis with other investment funds. Private Loan investments are typically similar in size, structure, terms and conditions to investments the Company holds in its LMM portfolio and Middle Market portfolio. The Company’s portfolio also includes other portfolio (“Other Portfolio”) investments primarily consisting of investments managed by third parties, which differ from the typical profiles for the Company’s other types of investments.

The Company previously registered for sale up to 150,000,000 shares of common stock pursuant to a registration statement on Form N-2 (File No. 333-178548) which was initially declared effective by the Securities and Exchange Commission (the “SEC”) on June 4, 2012 (the “Initial Offering”). The Initial Offering terminated on December 1, 2015. The Company raised approximately $601.2 million under the Initial Offering, including proceeds from the distribution reinvestment plan of approximately $22.0 million. The Company also registered for sale up to $1,500,000,000 worth of shares of common stock (the “Offering”) pursuant to a new registration statement on Form N-2 (File No. 333-204659), as amended and declared effective by the SEC on May 1, 2017. With the approval of the Company’s board of directors, the Company closed the Offering to new investors effective September 30, 2017. Through September 30, 2020, the Company raised approximately $250.0 million in the Offering, including proceeds from the distribution reinvestment plan of approximately $118.3 million.

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

As of October 30, 2020, the Company is managed by MSC Adviser I, LLC (the “Sub-Adviser” or “MSC Adviser”), a wholly owned subsidiary of Main Street Capital Corporation (“Main Street”), a New York Stock Exchange listed BDC, under an Investment Advisory and Administrative Services Agreement dated October 30, 2020 (the “New Investment Advisory Agreement”). See Note 13 for additional information regarding the New Investment Advisory Agreement.

Prior to October 30, 2020, the business of the Company was managed by HMS Adviser LP (the “Adviser”), a Texas limited partnership and affiliate of Hines Interests Limited Partnership (“Hines”), under an Investment Advisory and Administrative Services Agreement dated May 31, 2012 (as amended, the “Investment Advisory Agreement”). Prior to October 30, 2020, the Company and the Adviser retained the Sub-Adviser as the Company’s investment sub-adviser, pursuant to an Investment Sub-

Advisory Agreement (the “Sub-Advisory Agreement”), to identify, evaluate, negotiate and structure prospective investments, make investment and portfolio management recommendations for approval by the Adviser, monitor the Company’s investment portfolio and provide certain ongoing administrative services to the Adviser. The Adviser and the Sub-Adviser are collectively referred to as the “Advisers,” and each is registered as an investment adviser under the Investment Advisers Act of 1940, as amended. Upon the execution of the Sub-Advisory Agreement, Main Street became an affiliate of the Company. The Company’s board of directors most recently reapproved the Investment Advisory Agreement and Sub-Advisory Agreement on May 28, 2020. The Company engaged Hines Securities, Inc. (the “Dealer Manager”), an affiliate of the Adviser, to serve as the Dealer Manager for the Initial Offering and the Offering.

The Adviser entered into an asset purchase agreement, dated June 26, 2020 (the “Purchase Agreement”), with the Sub-Adviser, Main Street (solely for the purposes set forth in the Purchase Agreement) and Hines (solely for the purposes set forth in the Purchase Agreement). The Purchase Agreement contemplated that, subject to approval by the Company’s board of directors and the Company’s stockholders, the Company would enter into the New Investment Advisory Agreement and that the Investment Advisory Agreement and the Sub-Advisory Agreement would terminate concurrently therewith.

On June 29, 2020, the Company’s board of directors, including all of its independent directors, unanimously approved and recommended to the stockholders of the Company for approval the New Investment Advisory Agreement. On October 28, 2020, the Company’s stockholders approved the New Investment Advisory Agreement to take effect upon the closing of the transactions contemplated by the Purchase Agreement (collectively, the “Transaction”). Upon the closing of the Transaction on October 30, 2020, the Company entered into the New Investment Advisory Agreement with MSC Adviser and MSC Adviser became the sole investment adviser to the Company.

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

	Nine Months Ended
	September 30, 2020	September 30, 2019

Cash and cash equivalents	$14,682	$21,070
Restricted cash	16,611	—
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$31,293	$21,070

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

Interest income from investments in the “equity” class of security of collateralized loan obligation (“CLO”) funds (typically subordinated notes) is recorded based upon an estimation of an effective yield to expected maturity utilizing projected cash flows in accordance with ASC 325-40, Beneficial Interests in Securitized Financial Assets. The Company monitors the expected cash inflows from its investment in a CLO, including the expected residual payments, and the effective yield is determined and updated periodically.

As of September 30, 2020, the Company had nine debt investments in six portfolio companies that were on non-accrual status, all but one of which was more than 90 days past due, and one additional investment that was more than 90 days past due but not on non-accrual status. The debt investments on non-accrual status comprised approximately 2.5% of the Company’s total investment portfolio at fair value and 4.6% of the total investment portfolio at cost.

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

As of September 30, 2020 and December 31, 2019, the Company held 37 and 26 investments, respectively, which contained a PIK provision. As of September 30, 2020, six of the 37 investments with PIK provisions were on non-accrual status. As of December 31, 2019, five of the 26 investments with PIK provisions were on non-accrual status. No PIK interest was recorded on these investments during the year ended December 31, 2019. For the three months ended September 30, 2020 and 2019, the Company capitalized approximately $2.1 million and $1.0 million, respectively, of PIK interest income. For the nine months ended September 30, 2020 and 2019, the Company capitalized approximately $3.2 million and $3.4 million, respectively, of PIK interest income.

The Company may periodically provide services, including structuring and advisory services, to its portfolio companies or other third parties. The income from such services is non-recurring. For services that are separately identifiable and evidence exists to substantiate fair value, income is recognized as earned, which is generally when the investment or other applicable transaction closes. For the three months ended September 30, 2020 and 2019, the Company recognized approximately $0.1 million and $0.4 million, respectively, of non-recurring fee income received from its portfolio companies or other third parties, which accounted for approximately 0.4% and 1.3%, respectively, of the Company’s total investment income during such period. For the nine months ended September 30, 2020 and 2019, the Company recognized approximately $1.1 million and $0.9 million, respectively, of non-recurring fee income received from its portfolio companies or other third parties, which accounted for approximately 1.7% and 1.0%, respectively, of the Company’s total investment income during such period. Fees received in connection with debt financing transactions for services that do not meet these criteria are treated as debt origination fees and are deferred and accreted into interest income over the life of the financing.

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820),” which is intended to improve fair value disclosure requirements by removing disclosures that are not cost-beneficial, clarifying disclosures’ specific requirements, and adding relevant disclosure requirements. The amendments took effect for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

In March 2020, the FASB issued ASU 2020-04, “Reference rate reform (Topic 848) - Facilitation of the effects of reference rate reform on financial reporting.” The amendments in this update provide optional expedients and exceptions for applying U.S. GAAP to certain contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform and became effective upon issuance for all entities. The Company has agreements that have LIBOR as a reference rate with certain portfolio companies and also with certain lenders. Many of these agreements include language for choosing an alternative successor rate if LIBOR reference is no longer considered to be appropriate. Such contract modifications are required to be evaluated in determining whether the modifications result in the establishment of new contracts or the continuation of existing contracts. The Company adopted this amendment in March 2020 and plans to apply the amendments in this update to account for contract modifications due to changes in reference rates, if applicable. The Company continues to evaluate the impact that the amendments in this update will have on its condensed consolidated financial statements and disclosures when applied.

In May 2020, the SEC adopted rules Release No. 33-10786 (the “SEC Release”), Amendments to Financial Disclosures about Acquired and Disposed Businesses, amending Rule 1-02(w)(2) used in the determination of a significant subsidiary. In part, the SEC Release eliminated the use of the asset test, and amended the income and investment tests for determining whether an unconsolidated subsidiary requires additional disclosure in the footnotes of the financial statements. The SEC Release is effective January 1, 2021, and early adoption is permitted. The adoption of the SEC Release on the Company’s condensed consolidated financial statements is not expected to be material.

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

Based on the observability of the inputs used in the valuation techniques, the Company is required to provide disclosures on fair value measurements according to the fair value hierarchy. The fair value hierarchy ranks the observability of the inputs used to determine fair values. Investments carried at fair value are classified and disclosed in one of the following three categories:

•Level 1—Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.
•Level 2—Valuations based on inputs other than quoted prices in active markets, which are either directly or indirectly observable for essentially the full term of the investment. Level 2 inputs include quoted prices for similar assets in active markets, quoted prices for identical or similar assets in non-active markets (for example, thinly traded public companies), pricing models whose inputs are observable for substantially the full term of the investment, and pricing models whose inputs are derived principally from or corroborated by, observable market data through correlation or other means for substantially the full term of the investment.
•Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement. Such information may be the result of consensus pricing information or broker quotes for which sufficient observable inputs were not available.

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

As of September 30, 2020 and December 31, 2019, the Company’s investment portfolio was comprised of debt securities, equity investments and Other Portfolio investments. The fair value determination for these investments primarily consisted of unobservable (Level 3) inputs.

As of September 30, 2020 and December 31, 2019, all of the Company’s LMM portfolio investments consisted of illiquid securities issued by private companies. The fair value determination for the LMM portfolio investments primarily consisted of unobservable inputs. As a result, all of the Company’s LMM portfolio investments were categorized as Level 3 as of September 30, 2020 and December 31, 2019.

As of September 30, 2020 and December 31, 2019, the Company’s Middle Market portfolio investments consisted primarily of Middle Market investments in secured and unsecured debt investments and independently rated debt investments. The fair value determination for these investments consisted of a combination of (1) observable inputs in non-active markets for which sufficient observable inputs were available to determine the fair value of these investments, (2) observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and (3) unobservable inputs. As a result, all of the Company’s Middle Market portfolio investments were categorized as Level 3 as of September 30, 2020 and December 31, 2019.

As of September 30, 2020 and December 31, 2019, the Company’s Private Loan portfolio investments consisted primarily of debt investments. The fair value determination for Private Loan investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of the Company’s Private Loan portfolio investments were categorized as Level 3 as of September 30, 2020 and December 31, 2019.

As of September 30, 2020 and December 31, 2019, the Company’s Other Portfolio investments consisted primarily of illiquid securities issued by private companies. The Company relies primarily on information provided by managers of private investment funds in valuing these investments and considers whether it is appropriate, in light of all relevant circumstances, to value the Other Portfolio investments at the net asset value (“NAV”) reported by the private investment fund at the time of valuation or to adjust the value to reflect a premium or discount. Additionally, as of September 30, 2020, the Company’s Other Portfolio investments included an investment in subordinated notes of a CLO, which are carried at a fair value determined by taking into account information received from a third-party, independent valuation firm. The fair value determination for the Company’s Other Portfolio investments primarily consisted of unobservable inputs. As a result, all of the Company’s Other Portfolio investments were categorized as Level 3 as of September 30, 2020 and December 31, 2019.

The fair value determination of the Level 3 securities required one or more of the following unobservable inputs:

•Financial information obtained from each portfolio company, including unaudited statements of operations and balance sheets for the most recent period available as compared to budgeted numbers;
•Current and projected financial condition of the portfolio company;
•Current and projected ability of the portfolio company to service its debt obligations;
•Type and amount of collateral, if any, underlying the investment;
•Current financial ratios (e.g., fixed charge coverage ratio, interest coverage ratio, and net debt/earnings before interest, tax, depreciation and amortization (“EBITDA”) ratio) applicable to the investment;
•Current liquidity of the investment and related financial ratios (e.g., current ratio and quick ratio);
•Pending debt or capital restructuring of the portfolio company;
•Projected operating results of the portfolio company;
•Current information regarding any offers to purchase the investment;
•Current ability of the portfolio company to raise any additional financing as needed;
•Changes in the economic environment which may have a material impact on the operating results of the portfolio company;
•External occurrences that may have an impact (both positive and negative) on the operating performance of the portfolio company, including but not limited to impacts from the coronavirus (“COVID-19”) pandemic and oil price volatility;
•Qualitative assessment of key management;
•Contractual rights, obligations or restrictions associated with the investment;
•Third party pricing for securities with limited observability of inputs determining the pricing; and
•Other factors deemed relevant.

The following table presents fair value measurements of the Company’s investments, by type of investment, as of September 30, 2020 according to the fair value hierarchy (dollars in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First lien secured debt investments	$—	$—	$676,882	$676,882
Second lien secured debt investments	—	—	35,505	35,505
Unsecured debt investments	—	—	12,789	12,789
Equity investments (1)	—	—	177,482	177,482
Total	$—	$—	$902,658	$902,658
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
(1) Includes the Company’s investment in CLO subordinated notes. (See Note 4 — Investment in HMS-ORIX SLF LLC)

The following table presents fair value measurements of the Company’s investments, by investment classification, segregated by the level within the fair value hierarchy as of September 30, 2020 (dollars in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
LMM portfolio investments	$—	$—	$219,910	$219,910
Private Loan investments	—	—	445,055	445,055
Middle Market investments	—	—	188,358	188,358
Other Portfolio investments (1)	—	—	49,335	49,335
Total	$—	$—	$902,658	$902,658
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

The following table, which is not intended to be all inclusive, presents the significant unobservable inputs of the Company’s Level 3 investments as of September 30, 2020 (dollars in thousands):

	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range	Weighted Average (2)
LMM equity investments	$95,531	Discounted Cash Flows	WACC	11.7% - 19.9%	14.0%
		Market Approach/Enterprise Value	EBITDA Multiples (1)	4.0x - 10.5x	6.8x
LMM debt investments	124,379	Discounted Cash Flows	Expected Principal Recovery	78.0% - 100.0%	99.2%
			Risk Adjusted Discount Factor	8.0% - 21.1%	13.6%
Private Loan debt investments	378,236	Discounted Cash Flows	Expected Principal Recovery	1.1% - 100.0%	99.6%
			Risk Adjusted Discount Factor	5.9% - 26.6%	10.2%
	38,521	Market Approach	Third Party Quotes	85.5% - 100.0%	95.9%
Private Loan equity investments	28,298	Market Approach/Enterprise Value	EBITDA Multiples (1)	4.9x - 11.9x	7.8x
		Discounted Cash Flows	WACC	11.2% - 16.4%	12.9%
Middle Market debt investments	9,556	Discounted Cash Flows	Expected Principal Recovery	100.0% - 100.0%	100.0%
			Risk Adjusted Discount Factor	7.9% - 7.9%	7.9%
	174,484	Market Approach	Third Party Quotes	44.7% - 100.0%	89.0%
Middle Market equity investments	4,318	Market Approach	Third Party Quotes	$0.0 - $49.6	$48.1
		Discounted Cash Flows	WACC	11.8% - 18.0%	11.8%
		Market Approach/Enterprise Value	EBITDA Multiples (1)	3.9x - 7.7x	7.7x
Other Portfolio investments (3)	30,924	Market Approach	NAV (1)	73.9% - 108.8%	94.5%
	18,411	Discounted Cash Flows	Constant Default Rate	1.0%	1.0%
			Constant Prepayment Rate	20.0%	20.0%
			Reinvestment Spread	3.3%	3.3%
			Reinvestment Price	99.5%	99.5%
			Recovery Rate	70.0%	70.0%
			Yield to Maturity	13.2%	13.2%
	$902,658
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
(3) Includes the Company’s investment in CLO subordinated notes. (See Note 4 — Investment in HMS-ORIX SLF LLC)

The following table provides a summary of changes in fair value of the Company’s Level 3 portfolio investments for the nine months ended September 30, 2020 (dollars in thousands):

Type of Investment	December 31, 2019 Fair Value	PIK Interest Accrual	New Investments(1)	Sales/ Repayments	Net Change in Unrealized Appreciation (Depreciation) (2)	Net Realized Gain (Loss)	September 30, 2020 Fair Value
LMM Equity	$95,554	$—	$4,451	$(19)	$(3,422)	$(1,033)	$95,531
LMM Debt	129,567	220	13,503	(15,333)	(533)	(3,045)	124,379
Private Loan Equity	20,716	100	12,350	(32)	(4,836)	—	28,298
Private Loan Debt	460,436	2,378	32,758	(63,473)	(15,254)	(88)	416,757
Middle Market Debt	264,787	532	12,578	(69,776)	5,119	(29,200)	184,040
Middle Market Equity	7,641	—	—	—	(1,106)	(2,217)	4,318
Other Portfolio (3)	48,896	—	1,225	510	(1,318)	22	49,335
Total	$1,027,597	$3,230	$76,865	$(148,123)	$(21,350)	$(35,561)	$902,658
(1) Column includes changes to investments due to the net accretion of discounts/premiums and amortization of fees.
(2) Column does not include unrealized appreciation (depreciation) on unfunded commitments of approximately $(1.7) million.
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
(2) Column does not include unrealized appreciation (depreciation) on unfunded commitments of approximately $0.5 million.
(3) Includes the Company’s investments in both HMS-ORIX and CLO subordinated notes. (See Note 4 — Investment in HMS-ORIX SLF LLC)

The total net change in unrealized appreciation (depreciation) for the nine months ended September 30, 2020 and 2019 included in the Condensed Consolidated Statements of Operations that related to Level 3 assets still held as of September 30, 2020 and 2019 was approximately $(59.3) million and $3.1 million, respectively. For the nine months ended September 30, 2020 and 2019, there were no transfers between Level 2 and Level 3 portfolio investments.

Portfolio Investment Composition

The composition of the Company’s investments as of September 30, 2020, at cost and fair value, was as follows (dollars in thousands):

	Investments at Cost	Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First lien secured debt investments	$725,875	77.5%	$676,882	75.0%
Second lien secured debt investments	36,581	3.9	35,505	3.9
Unsecured debt investments	12,817	1.4	12,789	1.4
Equity investments (1)	159,518	17.0	176,242	19.5
Equity warrants	1,670	0.2	1,240	0.2
Total	$936,461	100.0%	$902,658	100.0%
(1) Includes the Company’s investment in CLO subordinated notes. (See Note 4 — Investment in HMS-ORIX SLF LLC)

The composition of the Company’s investments as of December 31, 2019, at cost and fair value, was as follows (dollars in thousands):

	Investments at Cost	Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First lien secured debt investments	$831,414	79.9%	$800,361	77.9%
Second lien secured debt investments	48,715	4.7	40,646	4.0
Unsecured debt investments	14,097	1.4	13,783	1.3
Equity investments (1)	144,159	13.8	170,961	16.6
Equity warrants	1,670	0.2	1,846	0.2
Total	$1,040,055	100.0%	$1,027,597	100.0%
(1) Includes the Company’s investment in CLO subordinated notes. (See Note 4 — Investment in HMS-ORIX SLF LLC)

The composition of the Company’s investments by geographic region as of September 30, 2020, at cost and fair value, was as follows (dollars in thousands) (since the Other Portfolio investments do not represent a single geographic region, this information excludes Other Portfolio investments):

	Investments at Cost	Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Southeast	$211,802	24.0%	$209,114	24.5%
Midwest	202,234	23.0	205,889	24.1
Southwest	205,083	23.3	190,936	22.4
Northeast	115,600	13.1	113,919	13.4
West	122,897	13.9	110,425	12.9
Non-United States	24,003	2.7	23,040	2.7
Total	$881,619	100.0%	$853,323	100.0%

The composition of the Company’s investments by geographic region as of December 31, 2019, at cost and fair value, was as follows (dollars in thousands) (since the Other Portfolio investments do not represent a single geographic region, this information excludes Other Portfolio investments):

	Investments at Cost	Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Midwest	$223,575	22.7%	$229,246	23.4%
Southeast	215,254	21.8	218,819	22.4
Southwest	207,284	21.0	202,918	20.7
West	183,955	18.6	174,871	17.9
Northeast	130,531	13.2	127,098	13.0
Non-United States	26,368	2.7	25,749	2.6
Total	$986,967	100.0%	$978,701	100.0%

The composition of the Company’s total investments by industry as of September 30, 2020 and December 31, 2019, at cost and fair value, was as follows (since the Other Portfolio investments do not represent a single industry, this information excludes Other Portfolio investments):

	Cost		Fair Value
	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Machinery	6.0%	5.9%	8.0%	7.7%
Commercial Services and Supplies	7.3	8.5	7.0	8.2
Aerospace and Defense	5.7	5.0	5.8	5.1
Oil, Gas, and Consumable Fuels	6.2	6.3	5.7	6.3
IT Services	4.7	4.5	4.8	4.5
Communications Equipment	5.6	5.0	4.7	4.4
Diversified Telecommunication Services	4.8	4.4	4.7	4.3
Health Care Providers and Services	5.3	4.7	4.5	4.2
Internet Software and Services	4.8	3.9	4.3	3.8
Construction and Engineering	3.1	3.3	3.8	3.4
Distributors	3.6	2.5	3.7	2.4
Leisure Equipment and Products	3.3	4.0	3.5	3.6
Trading Companies and Distributors	3.2	1.6	3.2	1.6
Specialty Retail	3.6	3.3	2.9	3.0
Energy Equipment and Services	2.8	2.8	2.7	2.6
Media	2.2	4.2	2.5	4.5
Transportation Infrastructure	2.4	2.3	2.4	2.3
Diversified Consumer Services	2.1	2.4	2.3	1.6
Hotels, Restaurants, and Leisure	3.1	2.8	2.2	2.7
Computers and Peripherals	1.0	2.7	2.1	3.8
Diversified Financial Services	1.8	1.7	1.9	1.7
Wireless Telecommunication Services	1.7	1.5	1.7	1.5
Containers and Packaging	1.5	1.3	1.7	1.4
Software	1.1	0.8	1.5	1.1
Food & Staples Retailing	1.4	1.2	1.4	1.2
Household Durables	1.4	1.2	1.3	1.1
Internet and Catalog Retail	1.4	1.7	1.3	1.4
Professional Services	2.0	1.8	1.1	1.5
Construction Materials	0.7	0.9	1.1	1.3
Other (1)	6.2	7.8	6.2	7.8
Total	100.0%	100.0%	100.0%	100.0%
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

On May 8, 2019, HMS-ORIX Holdings I LLC, a wholly owned subsidiary of HMS-ORIX, which held all of the investments in broadly-syndicated loans held by HMS-ORIX, was merged (the “HMS-ORIX Holdings Merger”) into Mariner CLO 7, Ltd., an exempted company incorporated under the laws of the Cayman Islands (“Mariner CLO”). In connection with the HMS-ORIX Holdings Merger, HMS-ORIX made certain distributions to its members. The Company used the cash proceeds it received from the HMS-ORIX Holdings Merger to purchase an aggregate principal amount of approximately $25.9 million of the “Subordinated Notes” (the equity tranche of the CLO’s securities) due in 2032 issued by Mariner CLO in connection with an offering of $405.9 million aggregate principal amount of notes (the “CLO Offering”). After distribution to its members of residual cash remaining after the HMS-ORIX Holdings Merger, HMS-ORIX was fully liquidated on September 26, 2019. On October 8, 2020, Mariner CLO changed its name to Signal Peak CLO 7, Ltd. (“Signal Peak CLO”).

For the nine months ended September 30, 2019, the Company recognized approximately $0.5 million of dividend income in respect of its investment in HMS-ORIX.

The following table shows the summarized financial information for HMS-ORIX for the three and nine months ended September 30, 2019 (dollars in thousands):

HMS-ORIX SLF LLC
Statement of Operations
(dollars in thousands)
	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Investment income
Interest income	$2	$3,030
Dividend income	—	—
Fee income	—	—
Other income	—	—
Total investment income	2	3,030
Expenses
Interest expense	—	2,130
Other expenses	—	—
General and administrative expenses	60	96
Total expenses	60	2,226
Net investment income (loss)	(58)	804
Net realized loss from investments	—	(1,514)
Net realized loss	(58)	(710)
Net change in unrealized appreciation on investments	—	6,647
Net increase (decrease) in net assets resulting from operations	$(58)	$5,937

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

On March 6, 2017, the Company entered into an amended and restated senior secured revolving credit agreement (as amended, the “TIAA Credit Facility”) with TIAA, FSB (formerly known as EverBank Commercial Finance, Inc. prior to June 18, 2018) (“TIAA Bank”), as administrative agent, and with TIAA Bank and other financial institutions as lenders. The TIAA Credit Facility, as amended most recently on March 5, 2020, features aggregate revolver commitments of $130.0 million, with an accordion provision allowing increases in aggregate commitments, not to exceed $150.0 million, with lender consent. The revolver commitments terminate on March 6, 2022, and all outstanding advances are payable on March 6, 2023, with two one-year extension options available for both such dates, subject to lender consent. Borrowings under the TIAA Credit Facility bear interest, subject to the Company’s election, on a per annum basis at a rate equal to (i) LIBOR plus 2.60% or (ii) the base rate plus 1.60%. The base rate is defined as the higher of (a) the prime rate, (b) the Federal Funds Rate (as defined in the credit agreement) plus 0.5% or (c) LIBOR plus 1.0%. As of September 30, 2020, the one-month LIBOR was 0.15%. Additionally, the Company pays an annual unused commitment fee of 0.30% on the unused revolver commitments if more than 50% of the revolver commitments are being used and an annual unused commitment fee of 0.625% on the unused revolver commitments if less than 50% of the revolver commitments are being used. For the nine months ended September 30, 2020, the average cost of borrowings on the TIAA Credit Facility, excluding amortization of deferred financing costs, was approximately 3.66% per annum. As of September 30, 2020, the Company was not aware of any instances of noncompliance with covenants related to the TIAA Credit Facility.

On May 18, 2015, HMS Funding entered into an amended and restated credit agreement (as amended, the “Deutsche Bank Credit Facility”) among HMS Funding, as borrower, the Company, as equityholder and as servicer, Deutsche Bank AG, New York Branch (“Deutsche Bank”), as administrative agent, the financial institutions party thereto as lenders (together with Deutsche Bank, the “HMS Funding Lenders”), and U.S. Bank National Association, as collateral agent and collateral custodian. On April 24, 2020, the Deutsche Bank Credit Facility was amended to, among other things, terminate the revolver commitments effective on April 24, 2020 and begin the amortization period, which will end on November 20, 2022, the maturity date. During the amortization period, (i) no further advances or reinvestment of principal collections are permitted, and all monthly interest and principal proceeds from the Company’s investments securing the Deutsche Bank Credit Facility (net of certain fees and expenses) will be applied against the outstanding advances on the facility, (ii) outstanding advances bear interest on a per annum basis at a rate equal to the sum of one-month LIBOR plus the applicable margin of (a) 2.85% if the effective advance rate (as defined in the Deutsche Bank Credit Facility) is greater than 50.0% or (b) 2.60% if the effective advance rate is less than 50.0% and (iii) HMS Funding incurs an administrative agent fee of (a) 0.97% per annum if the effective advance rate is greater than 50.0% or (b) 0.83% per annum if the effective advance rate is less than 50.0%. As of September 30, 2020, the one-month LIBOR was 0.15%. HMS Funding incurs no undrawn fees or utilization fees during the amortization period. For the nine months ended September 30, 2020, the average cost of borrowings on the Deutsche Bank Credit Facility, excluding amortization of deferred financing costs, was approximately 4.29% per annum. As of September 30, 2020, the Company was not aware of any instances of noncompliance with covenants related to the Deutsche Bank Credit Facility.

As of September 30, 2020, the Company had borrowings of $90.0 million outstanding on the TIAA Credit Facility and had borrowings of $285.1 million outstanding on the Deutsche Bank Credit Facility, both of which the Company estimated approximated fair value.

A summary of the Company’s significant contractual payment obligations for the repayment of outstanding borrowings at September 30, 2020 is as follows:

	Payments Due By Period (dollars in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
TIAA Credit Facility (1)	$90,000	$—	$90,000	$—	$—
Deutsche Bank Credit Facility	285,129	—	285,129	—	—
Total Credit Facilities	$375,129	$—	$375,129	$—	$—
(1)At September 30, 2020, the Company had $40.0 million of undrawn revolver commitments under the TIAA Credit Facility; however, the Company’s borrowing ability is limited by borrowing base restrictions and asset coverage restrictions imposed by the 1940 Act, as discussed above.

Note 6 – Financial Highlights

The following is a schedule of financial highlights of the Company for the nine months ended September 30, 2020 and 2019.

Per Share Data:	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
NAV at beginning of period	$7.77	$7.96
Results from Operations
Net investment income (1) (2)	0.43	0.53
Net realized loss on investments (1) (2)	(0.45)	(0.23)
Net change in unrealized appreciation (depreciation) on investments (1) (2)	(0.29)	0.16
Net increase (decrease) in net assets resulting from operations	(0.31)	0.46
Stockholder distributions (1) (3)
Distributions from net investment income (1) (2)	(0.35)	(0.52)
Distributions in excess of net investment income (1) (2)	—	—
Net decrease in net assets resulting from stockholder distributions	(0.35)	(0.52)
Other (4)	(0.01)	—
NAV at end of the period	$7.10	$7.90
Shares of common stock outstanding at end of period	79,608,304	78,498,726
Weighted average shares of common stock outstanding	79,079,204	78,807,179
(1)Based on weighted average number of shares of common stock outstanding for the period.
(2)Changes in net investment income and net realized loss and unrealized appreciation (depreciation) on investments can change significantly from period to period.
(3)The stockholder distributions represent the stockholder distributions declared for the period.
(4)Includes the impact of the different share amounts as a result of calculating certain per share data based on the weighted average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
	(dollars in thousands)
Net assets at end of period	$565,141	$620,102
Average net assets	$551,821	$626,059
Average Credit Facilities borrowings	$402,009	$481,250

Ratios to average net assets:
Ratio of total expenses to average net assets (1)	5.70%	7.02%
Ratio of net investment income to average net assets (1)	6.22%	6.66%
Portfolio turnover ratio	16.00%	25.82%
Total return (2)	(4.12)%	5.78%
(1)Ratio of total expenses to average net assets is calculated net of waiver of reimbursement of internal administrative services expenses. For the nine months ended September 30, 2020 and 2019, the Advisers waived reimbursement of internal administrative services expenses of approximately $2.5 million and $2.2 million, respectively. Excluding interest expense, the ratio of total expenses to average net assets for the nine months ended September 30, 2020 and 2019 was 3.25% and 3.83%, respectively. See Note 9 — Related Party Transactions and Arrangements for further discussion of fee waivers provided by the Advisers.
(2)Total return is calculated as the change in NAV per share and stockholder distributions declared per share over the reporting period, divided by the NAV per share at the beginning of the period. The total return does not reflect the sales load from the sale of the Company’s common stock.

Note 7 – Stockholder Distributions

The following table reflects the cash distributions per share that the Company declared on its common stock during the nine months ended September 30, 2020 and 2019 (dollars in thousands except per share amounts).

	Distributions
	Per Share	Amount
2020
Three months ended September 30, 2020	$—	$—
Three months ended June 30, 2020	$0.18	$13,790
Three months ended March 31, 2020	$0.17	$13,730
2019
Three months ended September 30, 2019	$0.17	$13,900
Three months ended June 30, 2019	$0.18	$13,754
Three months ended March 31, 2019	$0.17	$13,606

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

Under certain applicable provisions of the Code and the Treasury regulations, distributions payable in cash or in shares of stock at the election of the stockholders are treated as taxable dividends. The Internal Revenue Service has published guidance indicating that this rule will apply even where the total amount of cash that may be distributed is limited to no less than 10% of the total distribution, for distributions declared on or before December 31, 2020, and after that, to no less than 20% of the total distribution. Under this guidance if too many stockholders elect to receive their distributions in cash, the cash available for distribution must be allocated among the stockholders electing to receive cash (with the balance of the distribution paid in stock). If the Company decides to make any distributions consistent with this guidance that are payable in part in its stock, taxable stockholders receiving such dividends will be required to include the full amount of the dividend (whether received in cash, shares of the Company’s stock, or a combination thereof) as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of the Company’s current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock it receives in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the value of the Company’s stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, the Company may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock.

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

Note 8 – Taxable Income

The Company has elected to be treated for U.S. federal income tax purposes as a RIC. As a RIC, the Company generally will not incur corporate-level U.S. federal income taxes on net ordinary income or capital gains that the Company timely distributes each taxable year as dividends to its stockholders. To qualify as a RIC in any taxable year, the Company must, among other things, satisfy certain source-of-income and asset diversification requirements. In addition, the Company must distribute an amount in each taxable year generally at least equal to 90% of its investment company taxable income, determined without regard to any deduction for dividends paid, in order to maintain its ability to be subject to taxation as a RIC. As a part of maintaining its RIC status, undistributed taxable income (subject to a 4% nondeductible, U.S. federal excise tax) pertaining to a given taxable year may be distributed up to 12 months subsequent to the end of that taxable year, provided such distributions are declared prior to the later of eight-and-one-half months after the close of the taxable year in which such taxable income was generated or the extended due date for the timely filing of the tax return related to the tax year in which such taxable income was generated and paid to the shareholders in the 12-month period following the close of such taxable year and not later than the date of the first dividend payment of the same type of dividend made after such declaration. For the taxable year ended December 31, 2018, the Company distributed $20.5 million, or $0.260865 per share, of its taxable income in 2019, prior to filing of its U.S. federal income tax return for its 2018 taxable year. As a result, the Company was subject to a 4% nondeductible, U.S. federal excise tax liability of approximately $0.8 million. For the taxable year ended December 31, 2019, the Company distributed $17.1 million, or $0.217936 per share, of its taxable income in 2020, prior to filing of its U.S. federal income tax return for its 2019 taxable year. As a result, the Company was subject to a 4% nondeductible, U.S. federal excise tax liability of approximately $0.6 million.

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes, which provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the Company’s financial statements is the largest benefit or expense that has a greater than 50% likelihood of being realized upon its ultimate settlement with the relevant tax authority. Positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits, if any, in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. Management has analyzed the Company’s tax positions and has concluded that there were no material uncertain income tax positions through September 30, 2020. The Company identifies its major tax jurisdiction as the United States, and the Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next 12 months. Tax returns for the 2016 through 2018 taxable years remain subject to examination by U.S. federal and most state tax authorities.

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

Listed below is a reconciliation of “Net increase (decrease) in net assets resulting from operations” to taxable income and to total distributions declared to common stockholders for the nine months ended September 30, 2020 and 2019 (dollars in thousands).

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019

Net increase (decrease) in net assets resulting from operations	$(24,245)	$36,359
Net change in unrealized (appreciation) depreciation	23,017	(12,670)
Income tax provision	192	241
Pre-tax book loss not consolidated for tax purposes	31,317	10,799
Book income and tax income differences, including debt origination, structuring fees, dividends, realized gains and changes in estimates	893	273
Estimated taxable income (1)	31,174	35,002

Taxable income earned in prior year and carried forward for distribution in current year	16,796	20,574

Taxable income earned prior to period end and carried forward for distribution next period	(20,450)	(18,837)
Dividend accrued as of period end and paid-in the following period	—	4,521
Taxable income earned to be carried forward	$(20,450)	$(14,316)

Total distributions accrued or paid to common stockholders	$27,520	$41,260
(1)The Company’s taxable income for each period is an estimate and will not be finally determined until the Company files its tax return for each year. Therefore, the final taxable income, and the taxable income earned in each period and carried forward for distribution in the following period, may be different than this estimate.

The income tax expense, or benefit, and the related tax assets and liabilities generated by HMS Equity Holding and HMS Equity Holding II, if any, are reflected in the Company’s Condensed Consolidated Financial Statements. For the nine months ended September 30, 2020 and 2019, the Company recognized a net income tax (benefit) provision of $0.2 million and $0.2 million, respectively, related to deferred taxes (benefit) of $8.0 million and $0.5 million, respectively, and other taxes (benefit) of $0.2 million and $0.2 million, respectively, offset by a valuation allowance of $(8.0) million and $(0.5) million, respectively. For the nine months ended September 30, 2020 and 2019, the other taxes (benefit) included $0.2 million and $0.2 million, respectively, related to accruals for state and other taxes.

As of September 30, 2020, the cost basis of the Company’s portfolio investments for tax purposes was $936.5 million, with such investments having an estimated net unrealized depreciation of $33.8 million, composed of gross unrealized appreciation of $56.2 million and gross unrealized depreciation of $90.0 million. As of December 31, 2019, the cost basis of investments for tax purposes was $1.0 billion, with such investments having an estimated net unrealized depreciation of $12.5 million, composed of gross unrealized appreciation of $55.3 million and gross unrealized depreciation of $68.5 million.

The net deferred tax assets at both September 30, 2020 and December 31, 2019 was $0, primarily related to loss carryforwards, timing differences in net unrealized depreciation of portfolio investments, and basis differences of portfolio investments held by HMS Equity Holding and HMS Equity Holding II offset by a valuation allowance. Based on HMS Equity Holding’s and HMS Equity Holding II’s short operating history, management believes it is more likely than not that there will be inadequate profits in HMS Equity Holding and HMS Equity Holding II against which the deferred tax assets can be offset. Accordingly, the Company recorded a full valuation allowance against such deferred tax assets.

The following table sets forth the significant components of net deferred tax assets and liabilities as of September 30, 2020 and December 31, 2019 (amounts in thousands):

	September 30, 2020	December 31, 2019
Deferred tax assets:
Net operating loss carryforwards	$2,509	$2,420
Foreign tax credit carryforwards	10	10
Capital loss carryforwards	23,150	14,750
Net basis differences in portfolio investments	67	—
Net unrealized depreciation of portfolio investments	(1,012)	67
Total deferred tax assets	24,724	17,247
Deferred tax liabilities:
Net basis differences in portfolio investments	(4,183)	(3,217)
Net unrealized appreciation of portfolio investments	(16)	(1,576)
Other	—	—
Total deferred tax liabilities	(4,199)	(4,793)
Valuation allowance	(20,525)	(12,454)
Total net deferred tax assets (liabilities)	$—	$—

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
The determination of the tax attributes of the Company’s distributions is made annually at the end of the Company’s taxable year based upon the Company’s taxable income for the full taxable year and distributions paid for the full taxable year. Therefore, a determination made on an interim basis may not be representative of the actual tax attributes of distributions for a full year. If the Company had determined the tax attributes of its distributions taxable year-to-date as of September 30, 2020, 100% would be from its current and accumulated earnings and profits. However, there can be no certainty to stockholders that this determination is representative of what the actual tax attributes of the Company’s anticipated fiscal and taxable years ending December 31, 2020 distributions to stockholders will be. The actual tax characteristics of distributions to stockholders will be reported to the Internal Revenue Service and stockholders subject to information reporting shortly after the close of each calendar year on Form 1099-DIV.

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

Previously waived fees are potentially subject to repayment by the Company, if at all, within a period not to exceed three years from the date of each respective fee waiver. Thus, in any quarter where a surplus exists and the conditions described below are satisfied, the surplus will be available, subject to approval of the Company’s board of directors, to reimburse waived fees. The Company shall only reimburse fees if the Company’s operating expense ratio at the time of reimbursement is equal to or less than the operating expense ratio at the time the corresponding fees were waived and if the annualized rate of regular cash distributions to stockholders is equal to or greater than the annualized rate of the regular cash distributions at the time the corresponding fees were waived.

For the three months ended September 30, 2020 and 2019, the Company incurred base management fees of approximately $4.7 million and $5.5 million, respectively, and subordinated incentive fees on income of $0.0 and $1.2 million, respectively. For each of the three months ended September 30, 2020 and 2019, the Company did not incur any capital gains incentive fees. For the nine months ended September 30, 2020 and 2019, the Company incurred base management fees of approximately $14.3 million and $16.9 million, respectively, and subordinated incentive fees on income of $0.0 and $3.9 million, respectively. For each of the nine months ended September 30, 2020 and 2019, the Company did not incur any capital gains incentive fees.

For the nine months ended September 30, 2020 and 2019, the Company did not record an accrual for any previously waived fees. Any future reimbursement of previously waived fees to the Advisers will not be accrued until the reimbursement of the waived fees becomes probable and estimable, which will be upon approval of the Company’s board of directors. To date, none of the previously waived fees has been approved by the Company’s board of directors for reimbursement.

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
(1)Fees waived pursuant to the 2016-2018 Conditional Income Incentive Fee Waiver Agreements.
(2)Subject to the approval of the Company’s board of directors, in future periods previously waived fees may be paid to the Advisers, if the Company’s cumulative net increase in net assets resulting from operations exceeds the amount of cumulative distributions paid to stockholders. The previously waived fees are potentially subject to repayment by the Company, if at all, within a period not to exceed three years from the date of each respective fee waiver. To date, none of the previously waived fees have been approved for reimbursement by the Company’s board of directors.
(3)The “Operating Expense Ratio” is calculated on a quarterly basis as a percentage of average net assets and includes all expenses borne by the Company, except for base management and incentive fees and administrative expenses waived by the Advisers and organizational and offering expenses.
(4)“Annualized Distribution Rate” equals $0.00191781 per share, per day based on the distributions declared by the Company’s board of directors.
(5)Prior to September 30, 2017, the Advisers waived total management fees of $2.8 million and total subordinated incentive fees of $4.2 million. Due to the passage of time, such waived fees are not eligible for repayment under the applicable fee waiver agreements.

Pursuant to the Investment Advisory Agreement and Sub-Advisory Agreement, the Company is required to pay or reimburse the Advisers for administrative services expenses, which include all costs and expenses related to the Company’s day-to-day administration and management not related to advisory services, whether such administrative services were performed by a third party service provider or affiliates of the Advisers (“Internal Administrative Services”). The Advisers do not earn any profit under their provision of administrative services to the Company. For the three months ended September 30, 2020 and 2019, the Company incurred, and the Advisers waived the reimbursements of, Internal Administrative Services expenses of approximately $1.0 million and $0.7 million, respectively. For the nine months ended September 30, 2020 and 2019, the Company incurred, and the Advisers waived the reimbursements of, Internal Administrative Services expenses of approximately $2.5 million and $2.2 million, respectively. The Company and the Advisers entered into an expense support and conditional reimbursement agreement, as amended from time to time, which extends the period for waiver of reimbursement of Internal Administrative Services expenses accrued pursuant to the Investment Advisory Agreement and the Sub-Advisory Agreement through October 29, 2020. Since inception, the Advisers waived the reimbursement of total Internal Administrative Services expenses of $18.6 million. Waived Internal Administrative Services expenses are not subject to future reimbursement.

The table below outlines fees incurred and expense reimbursements payable to the Adviser, the Sub-Adviser and their respective affiliates for the three and nine months ended September 30, 2020 and 2019 and amounts unpaid as of September 30, 2020 and December 31, 2019 (dollars in thousands).

	Incurred		Incurred		Unpaid as of
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30, 2020	December 31, 2019
Type and Recipient	2020	2019	2020	2019
Offering Costs - the Adviser, Sub-Adviser	$28	$94	$205	$285	$—	$—
Other (2) - the Adviser	191	263	472	644	5	44
Due to Affiliates					$5	$44

Base Management Fees - the Adviser, Sub-Adviser	4,701	5,498	14,325	16,857	$4,698	$5,388
Incentive Fees on Income - the Adviser, Sub-Adviser (1)	—	1,209	—	3,939	—	—
Base Management and Incentive Fees Payable					$4,698	$5,388
(1)Net of amounts waived by the Advisers.
(2)Includes amounts the Adviser paid on behalf of the Company such as general and administrative services expenses.

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

As of September 30, 2020, the Company has reimbursed the Advisers approximately $12.8 million since inception for offering costs. As of September 30, 2020, the Advisers carried a balance of approximately $0.6 million for offering costs incurred on the Company’s behalf, net of reimbursement payments from the Company.

Note 10 – Share Repurchase Plan

Since inception of the share repurchase program in 2015, the Company has funded the repurchase of $103.0 million in shares of common stock. For the nine months ended September 30, 2020 and 2019, the Company funded $6.1 million and $19.3 million, respectively, for shares of common stock tendered for repurchase under the plan approved by the board of directors.

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

Note 11 – Commitments and Contingencies

As of September 30, 2020, the Company had a total of approximately $39.1 million in outstanding commitments comprising (i) 31 commitments to fund revolving loans that had not been fully drawn or term loans that had not been funded and (ii) five capital commitments that had not been fully called. The Company recognized unrealized depreciation of approximately $1.7 million on the outstanding unfunded loan commitments and no unrealized appreciation or depreciation on the outstanding unfunded capital commitments during the nine months ended September 30, 2020. As of December 31, 2019, the Company had a total of approximately $46.3 million in outstanding commitments comprising (i) 36 commitments to fund revolving loans that had not been fully drawn or term loans that had not been funded and (ii) five capital commitments that had not been fully called. The Company recognized unrealized appreciation of $0.3 million on the outstanding unfunded loan commitments and no unrealized appreciation or depreciation on the outstanding unfunded capital commitments during the year ended December 31, 2019.

	Commitments and Contingencies
	(dollars in thousands)
	September 30, 2020	December 31, 2019

Unfunded Loan Commitments
Adams Publishing Group, LLC	$5,000	$762
American Nuts, LLC	247	247
American Trailer Rental Group, LLC	—	400
Analytical Systems Keco, LLC	200	200
Arcus Hunting, LLC	120	1,398
ASC Ortho Management Company, LLC	—	750
Boccella Precast Products, LLC	—	500
Centre Technologies Holdings, LLC	600	600
Chamberlin Holding, LLC	400	400
Chisholm Energy Holdings, LLC	—	1,429
Classic H&G Holdings, LLC	1,000	—
Cody Pools Holdings, LLC	400	—
CTVSH, PLLC	200	200
Direct Marketing Solutions, Inc.	400	400
DTE Enterprises, LLC	750	750
Dynamic Communities, LLC	250	250
Gamber-Johnson Holdings, LLC	300	300
GRT Rubber Technologies, Inc.	660	1,526
Gulf Publishing Holdings, LLC	40	—
Guerdon Modular Holdings, Inc.	—	148
Hawk Ridge Systems, LLC	254	350
Hunter Defense Technologies, Inc.	1,770	3,540
HW Temps LLC	200	200
Independent Pet Partners Intermediate Holdings, LLC	6,126	9,357
Invincible Boat Company, LLC	1,080	648
J & J Services, Inc.	3,000	3,000
Kickhaefer Manufacturing Company, LLC	500	500
LL Management, Inc.	—	1,182
Lynx FBO Operating LLC	1,875	1,875
Mac Lean-Fogg Company	313	313
Market Force Information, Inc.	—	3
Mystic Logistics Holdings, LLC	200	200
NexRev, LLC	798	800
NinjaTrader, LLC	750	200
NuStep, LLC	300	300
SI East , LLC	2,500	2,500
TEAM Public Choices, LLC	—	351
Tedder Acquisition, LLC	140	140
Trantech Radiator Topco, LLC	400	400
Unfunded Capital Commitments
Brightwood Capital Fund III, LP	1,340	1,260
Brightwood Capital Fund IV, LP	500	1,000
Copper Trail Energy Fund I LP	2,839	3,416
Freeport Financial Funds	1,715	1,945
Harris Preston Fund Investments	1,929	2,526
Total	$39,096	$46,266

Note 12 – Subsequent Events

The Transaction and the New Investment Advisory Agreement with MSC Adviser

On June 26, 2020 the Adviser entered into the Purchase Agreement with MSC Adviser, Main Street (solely for the purposes set forth in the Purchase Agreement) and Hines (solely for the purposes set forth in the Purchase Agreement). The Purchase Agreement contemplated that the Company would enter into the New Investment Advisory Agreement and that the Investment Advisory Agreement and the Sub-Advisory Agreement would terminate concurrently therewith. On October 28, 2020, stockholders of the Company approved the New Investment Advisory Agreement to take effect upon the closing of the Transaction and the Transaction closed on October 30, 2020. Upon the closing of the Transaction on October 30, 2020, the Company entered into the New Investment Advisory Agreement with MSC Adviser and MSC Adviser became the sole investment adviser to the Company.

Concurrently with the closing of the Transaction, the previously disclosed resignations of Peter Shaper, Gregory R. Geib and Janice E. Walker from the Company’s board of directors were accepted and each of Robert L. Kay and Jeffrey B. Walker were appointed and qualified as directors. Additionally, each of the Company’s existing officers resigned from their positions and the following persons were appointed to serve as the Company’s officers in the following capacities: Dwayne L. Hyzak as Chief Executive Officer and Senior Managing Director, David L. Magdol as President, Chief Investment Officer and Senior Managing Director, Jesse E. Morris as Executive Vice President and Chief Operating Officer, Jason B. Beauvais as Senior Vice President, General Counsel, Chief Compliance Officer and Secretary, Brent D. Smith as Chief Financial Officer and Treasurer and Cory E. Gilbert as Chief Accounting Officer and Assistant Treasurer.

Name Change

In connection with the Transaction described above, the Company changed its name from “HMS Income Fund, Inc.” to “MSC Income Fund, Inc.” The Company amended its articles of incorporation and its bylaws, both effective as of October 30, 2020, for the sole purpose of effectuating the name change.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is based on the condensed consolidated financial statements as of September 30, 2020 (unaudited) and December 31, 2019 and for the three and nine months ended September 30, 2020 and 2019. Amounts as of December 31, 2019 included in the unaudited condensed consolidated financial statements have been derived from the Company’s audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, as well as the audited consolidated financial statements, notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2019. Capitalized terms used in this Item 2 have the same meaning as in the accompanying condensed consolidated financial statements in Item 1 unless otherwise defined in this Report.

We refer to MSC Income Fund, Inc. (formerly known as HMS Income Fund, Inc.), collectively with its consolidated subsidiaries, as the “Company,” and the use of “we,” “our,” “us” or similar pronouns in this Report refers to MSC Income Fund, Inc.

Forward-Looking Statements

Some of the statements in this Report constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this Report may include statements as to:

•our future operating results;
•our business prospects and the prospects of our current and prospective portfolio companies;
•the impact of the investments that we expect to make;
•the ability of our portfolio companies to achieve their objectives, including as a result of the COVID-19 pandemic and recent drop in oil and gas prices;
•our expected financings and investments;
•the adequacy of our cash resources and working capital;
•the timing of cash flows, if any, from the operations of our portfolio companies;
•changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets that could result in changes to the value of our assets, including changes from the impact of the current COVID-19 pandemic;
•the impact of increased competition;
•our ability to continue to effectively manage our business due to the disruptions caused by the current COVID-19 pandemic;
•our contractual arrangements and relationships with third parties;
•the dependence of our future success on the general economy, including general economic trends, and its impact on the industries in which we invest;
•the relative and absolute performance of our investment adviser in identifying suitable investments for us;
•our ability to make distributions to our stockholders;
•the effects of applicable legislation and regulations and changes thereto; and
•the impact of future acquisitions and divestitures.

In addition, words such as “anticipate,” “believe,” “expect” and “intend” indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this Report involve risks and uncertainties.

Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Part II — Item 1A. Risk Factors” and elsewhere in this Report and set forth in our annual report on Form 10-K for the year ended December 31, 2019 and our quarterly reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020. Other factors that could cause actual results to differ materially include:

•changes in the economy;
•risks associated with possible disruption in our operations or the economy generally; and
•future changes in laws or regulations and conditions in our operating areas.

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

As of September 30, 2020, we are permitted under the 1940 Act, as a business development company (“BDC”), to borrow amounts such that our asset coverage, as defined in the Investment Company Act of 1940, as amended, (the “1940 Act”), equals at least 200% after such borrowing. While we are in compliance with our asset coverage requirements under the 1940 Act as of September 30, 2020, the TIAA Credit Facility contains affirmative and negative covenants usual and customary for leveraged financings, including maintaining a minimum interest coverage ratio, maintaining a minimum asset coverage ratio, and maintaining a minimum consolidated tangible net worth. Similarly, the Deutsche Bank Credit Facility contains affirmative and negative covenants usual and customary for leveraged financings, including maintaining a positive tangible net worth and limitations on industry concentration. The Credit Facilities contain usual and customary default provisions, including default in payment of interest and principal or a breach of any covenant in the loan agreement or other credit documents and failure to cure such breach within defined periods. If we or HMS Funding fail to satisfy the respective covenants in each of the TIAA Credit Facility and the Deutsche Bank Credit Facility or are unable to cure any event of default or obtain a waiver from the applicable lender, it could result in foreclosure by the lenders under the applicable Credit Facility, which would accelerate our or HMS Funding’s respective repayment obligations under the facilities and thereby have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders. See “Item 1A

— “Risk Factors — Risks Relating to Debt Financing — In addition to regulatory limitations on our ability to raise capital, the Credit Facilities contain various covenants, which, if not complied with, could accelerate our repayment obligations under the Credit Facilities, thereby materially and adversely affecting our liquidity, financial condition, results of operations and ability to pay distributions” included in our most recent Annual Report on Form 10-K and the other risk factors contained therein and in our subsequent filings with the SEC, including this Quarterly Report on Form 10-Q. Neither we nor HMS Funding were in default under either of the Credit Facilities as of September 30, 2020.

We are also subject to financial risks, including changes in market interest rates. As of September 30, 2020, approximately $662.7 million (amortized cost) of our debt portfolio investments bore interest at variable rates, which generally are LIBOR-based (or based on an equivalent applicable currency rate), and many of which are subject to certain floors. In addition, each of the Credit Facilities have floating rate interest provisions. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates, and LIBOR has also decreased. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in LIBOR are not offset by a corresponding increase in the spread over LIBOR that we earn on any portfolio investments, a decrease in our operating expenses or a decrease in the interest rate of our floating interest rate liabilities tied to LIBOR. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for an analysis of the impact of hypothetical base rate changes in interest rates.

In response to COVID-19, our Sub-Adviser (as defined below) has focused its portfolio investment team’s efforts on proactively engaging with our portfolio companies. More specifically, its efforts are focused on collaborating with the management teams of the Company’s LMM portfolio companies to assess and evaluate the steps each portfolio company can take in response to the impacts of COVID-19, including offering insights and assistance to these companies as they navigate this environment and analyze the numerous government programs which are now available. We will continue to monitor the rapidly evolving situation relating to the COVID-19 pandemic and guidance from U.S. and international authorities, including federal, state and local public health authorities and may take additional actions based on their recommendations. In these circumstances, there may be developments outside our control requiring us to adjust our plan of operation. As such, given the dynamic nature of this situation, we cannot reasonably estimate the impacts of COVID-19 on our financial condition, results of operations or cash flows in the future. However, we do expect that it will have a material adverse impact on our future net investment income, the fair value of our portfolio investments, and the results of operations and financial condition of our portfolio companies.

OVERVIEW

We are a specialty finance company that makes debt and equity investments in middle market (“Middle Market”) companies, which we define as companies with annual revenues generally between $10 million and $3 billion, and in lower middle market (“LMM”) companies, which we define as companies with annual revenues generally between $10 million and $150 million. We are an externally managed, non-diversified closed-end management investment company that has elected to be treated as a BDC under the 1940 Act. We are, therefore, required to comply with certain regulatory requirements. We have elected to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”), under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).
Our primary investment objective is to generate current income through debt and equity investments. A secondary objective is to generate dividend income and long-term capital appreciation through direct equity investments and equity-related investments, including warrants, convertible securities and other rights to acquire equity securities. Our portfolio strategy is to invest primarily in illiquid debt and equity securities issued by LMM companies and Middle Market companies in private placements and negotiated transactions, which are traded in private over-the-counter markets for institutional investors. The investment in LMM companies are invested in, customized direct secured and unsecured loans to and equity securities of LMM companies, referred to as LMM securities. Typically, our investments in LMM companies are completed through co-investments with Main Street Capital Corporation, a New York Stock Exchange listed BDC (“Main Street”), and/or its affiliates as a result of our sub-advisory relationship described below. We categorize some of our investments in LMM companies and Middle Market companies as private loan (“Private Loan”) portfolio investments. Private Loan investments, often referred to in the debt markets as “club deals,” are investments, generally in debt instruments, that we originate on a collaborative basis with other investment funds. Private Loan investments are typically similar in size, structure, terms and conditions to investments we hold in our LMM portfolio and Middle Market portfolio. Our portfolio also includes other portfolio (“Other Portfolio”) investments primarily consisting of investments managed by third parties, which differ from the typical profiles for our other types of investments.

We previously registered for sale up to 150,000,000 shares of common stock pursuant to a registration statement on Form N-2 (File No. 333-178548) which was initially declared effective by the SEC on June 4, 2012 (the “Initial Offering”). The Initial Offering terminated on December 1, 2015. We raised approximately $601.2 million in the Initial Offering, including proceeds from the dividend reinvestment plan of approximately $22.0 million. We also registered for sale up to $1,500,000,000 worth of shares of common stock (the “Offering”) pursuant to a new registration statement on Form N-2 (File No. 333-204659), as amended. With the approval of our board of directors, we closed the Offering to new investors effective September 30, 2017. Through September 30, 2020, we raised approximately $250.0 million in the Offering, including proceeds from the distribution reinvestment plan of approximately $118.3 million.

As of October 30, 2020, we are managed by MSC Adviser I, LLC (“MSC Adviser” or the “Sub-Adviser”), a wholly owned subsidiary of Main Street, under an Investment Advisory and Administrative Services Agreement between us and MSC Adviser, dated October 30, 2020 (the “New Investment Advisory Agreement”).

Prior to October 30, 2020, we were managed by HMS Adviser LP (the “Adviser”), an affiliate of Hines Interests Limited Partnership (“Hines”), under an Investment Advisory and Administrative Services Agreement dated May 31, 2012 (as amended, the “Investment Advisory Agreement”). Prior to October 30, 2020, we and the Adviser retained the Sub-Adviser as our investment sub-adviser, pursuant to an Investment Sub-Advisory Agreement (the “Sub-Advisory Agreement”), to identify, evaluate, negotiate and structure prospective investments, make investment and portfolio management recommendations for approval by the Adviser, monitor our investment portfolio and provide certain ongoing administrative services to the Adviser. The Adviser and the Sub-Adviser are collectively referred to as the “Advisers,” and each is registered under the Investment Advisers Act of 1940, as amended. Upon the execution of the Sub-Advisory Agreement, Main Street became our affiliate. Our board of directors most recently reapproved the Investment Advisory Agreement and the Sub-Advisory Agreement on May 28, 2020. We engaged Hines Securities, Inc. (the “Dealer Manager”), an affiliate of the Adviser, to serve as the Dealer Manager for the Initial Offering and the Offering.

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

The Adviser entered into an asset purchase agreement, dated June 26, 2020 (the “Purchase Agreement”), with the Sub-Adviser, Main Street (solely for the purposes set forth in the Purchase Agreement) and Hines (solely for the purposes set forth in the Purchase Agreement). The Purchase Agreement contemplated that we would enter into the New Investment Advisory Agreement and that the Investment Advisory Agreement and the Sub-Advisory Agreement would terminate concurrently therewith.

On June 29, 2020, our board of directors, including all of our independent directors, unanimously approved and recommended to our stockholders for approval the New Investment Advisory Agreement. On October 28, 2020, our stockholders approved the New Investment Advisory Agreement to take effect upon the closing of the transactions contemplated by the Purchase Agreement (collectively, the “Transaction”). Upon the closing of the Transaction on October 30, 2020, we entered into the New Investment Advisory Agreement with MSC Adviser and MSC Adviser became our sole investment adviser.

As of September 30, 2020, we had investments in 27 Middle Market debt investments, 50 Private Loan debt investments, 38 LMM debt investments, 43 LMM equity investments, six Middle Market equity investments, 21 Private Loan equity investments and eight Other Portfolio investments with an aggregate fair value of approximately $902.7 million, a cost basis of approximately $936.5 million and a weighted average effective annual yield of approximately 7.5%. The weighted average annual yield was calculated using the effective interest rates for all investments at September 30, 2020, including accretion of original issue discount and amortization of premium to par value, the amortization of fees received in connection with transactions, and assumes zero yield for investments on non-accrual status. Approximately 79.3% and 4.2% of our total portfolio investments (at fair value, excluding our Other Portfolio investments) were secured by first priority liens and second priority liens, respectively, on portfolio company assets with the remainder in unsecured debt investments and equity investments.

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

Expenses

On both a short-term and long-term basis, our primary use of funds will be investments in portfolio companies and cash distributions to our stockholders. Our primary operating expenses will be debt service payments, general and administrative expenses, and payment of advisory fees.

We bear all other expenses of our operations and transactions, including fees and expenses relating to:

●	corporate and organizational expenses relating to offerings of our common stock, subject to certain limitations;
●	the cost of calculating our net asset value (“NAV”), including the cost of any third-party valuation services;
●	the cost of effecting sales and repurchases of shares of our common stock and other securities;
●	fees payable to third parties relating to, or associated with, monitoring our financial and legal affairs, making investments, and valuing investments, including fees and expenses associated with performing due diligence reviews of prospective investments;
●	interest payable on debt, if any, including any hedging costs;
●	investment advisory fees;
●	transfer agent and custodial fees;
●	fees and expenses associated with marketing efforts;
●	federal and state registration fees;
●	federal, state and local taxes;
●	independent directors’ fees and expenses, including travel expenses;
●	costs of director and stockholder meetings, proxy statements, stockholders’ reports and notices;
●	cost of fidelity bond, directors and officers/errors and omissions liability insurance and other insurance premiums;
●	direct costs such as printing of stockholder reports and advertising or sales materials, mailing, long distance telephone, and staff;
●	fees and expenses associated with independent audits and outside legal costs, including compliance with the Sarbanes-Oxley Act of 2002, the 1940 Act, and other applicable federal and state securities laws and regulations;
●	costs associated with our reporting and compliance obligations under the 1940 Act and other applicable federal and state securities laws and regulations;
●	brokerage commissions for our investments;
●	all other expenses incurred by our Advisers in performing their obligations, subject to the limitations included in the applicable advisory agreement; and
●	all other expenses incurred by us or any administrator in connection with administering our business, including payments under any administration agreement that will be based upon our allocable portion of overhead and other expenses incurred by any administrator in performing its obligations under any proposed administration agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Compliance Officer and Chief Financial Officer and their respective staffs.

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

	Nine Months Ended
	September 30, 2020	September 30, 2019

Cash and cash equivalents	$14,682	$21,070
Restricted cash	16,611	—

Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$31,293	$21,070

PORTFOLIO INVESTMENT COMPOSITION

Our Middle Market portfolio investments primarily consist of direct or secondary purchases of interest-bearing debt securities in companies that are generally larger in size than the LMM companies included in our LMM portfolio. While our Middle Market debt investments are generally secured by a first priority lien, 9.7% of the fair value of our Middle Market portfolio, as of September 30, 2020, is secured by second priority liens.

As of September 30, 2020, our LMM portfolio primarily consists of debt investments secured by a first priority lien (56.2% of the total fair value of the LMM portfolio) on the assets of the portfolio companies and equity investments (43.4% of the total fair value of the LMM portfolio) in privately held LMM companies. The LMM debt investments generally mature between five and seven years from the original investment date. The LMM equity investments represent an equity position or the right to acquire an equity position through warrants.

As of September 30, 2020, our Private Loan portfolio primarily consists of debt investments secured by first and second priority liens (87.1% and 3.7% of the total fair value of the Private Loan portfolio, respectively) on the assets of the portfolio companies, unsecured debt investments (2.9% of the total fair value of the Private Loan portfolio) and equity investments (6.3% of the total fair value of the Private Loan portfolio) in Private Loan companies. The Private Loan debt investments typically have stated terms between three and seven years from the original investment date. The Private Loan equity investments represent an equity position or the right to acquire an equity position through warrants.

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

During the nine months ended September 30, 2020, we funded investment purchases of approximately $72.6 million and had no investments under contract to purchase as of September 30, 2020. We also received proceeds from sales and repayments of existing portfolio investments of approximately $147.8 million, including $58.5 million in sales and had no investments under contract to sell as of September 30, 2020. The combined result of these transactions, and the net realized losses on investments exited during the period decreased our portfolio, on a cost basis, by approximately $103.6 million, or 10.0%, and decreased the number of portfolio investments by 17, or 8.1%, compared to the portfolio as of December 31, 2019. As of September 30, 2020, the largest investment in an individual portfolio company represented approximately 3.4% of our portfolio’s fair value, with remaining investments in any individual portfolio company ranging from 0.0% to 2.4%. The average investment in our portfolio is approximately $4.7 million or 0.5% of our total portfolio as of September 30, 2020. Our portfolio extends across individual portfolio investments, geographic regions, and industries. Further, our total portfolio’s investment composition (excluding our Other Portfolio investments) at fair value comprises 79.3% first lien debt securities and 4.2% second lien debt securities, with the remainder in unsecured debt investments and equity investments. First lien debt securities have priority over subordinated debt owed by the issuer with respect to the collateral pledged as security for the loan. Due to the relative priority of payment of first lien investments, these generally have lower yields than lower priority, less secured investments.

During the nine months ended September 30, 2019, we made investment purchases of approximately $222.6 million and had one investment under contract to purchase as of September 30, 2019 for an aggregate purchase price of approximately $0.6 million, which settled after September 30, 2019. We also received proceeds from sales and repayments of existing portfolio investments of approximately $280.1 million including $168.4 million in sales and had no investments under contract to sell as of September 30, 2019.

Based upon our investment rating system, which is described further below, the weighted average rating of our LMM investment portfolio was approximately 2.3 and 2.4 as of September 30, 2020 and December 31, 2019, respectively. See “Portfolio Asset Quality” below for a description of the system used to rate our investments. Lastly, the overall weighted average effective yield on our investment portfolio was 7.5% and 8.7% as of September 30, 2020 and December 31, 2019, respectively.

Summaries of the composition of our total investment portfolio at cost and fair value are shown in the following tables (this information excludes Other Portfolio investments):

	September 30, 2020				December 31, 2019
Cost:	LMM	Private Loan	Middle Market	Total	LMM	Private Loan	Middle Market	Total
First Lien Secured Debt	66.1%	87.3%	86.2%	82.3%	68.0%	90.4%	84.8%	84.3%
Second Lien Secured Debt	0.3	3.6	8.6	4.2	0.4	3.5	10.1	4.9
Unsecured Debt	0.1	2.7	—	1.4	0.1	2.5	0.6	1.4
Equity	32.9	6.3	5.2	11.9	30.9	3.5	4.5	9.2
Equity warrants	0.6	0.1	—	0.2	0.6	0.1	—	0.2
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	September 30, 2020				December 31, 2019
Fair Value:	LMM	Private Loan	Middle Market	Total	LMM	Private Loan	Middle Market	Total
First Lien Secured Debt	56.2%	87.1%	88.0%	79.3%	57.2%	89.7%	88.1%	81.8%
Second Lien Secured Debt	0.3	3.7	9.7	4.2	0.3	3.5	8.5	4.1
Unsecured Debt	0.1	2.9	—	1.5	0.1	2.5	0.6	1.4
Equity	43.3	6.1	2.3	14.9	42.3	4	2.8	12.5
Equity warrants	0.1	0.2	—	0.1	0.1	0.3	—	0.2
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

For the tables showing our total investment portfolio composition by geographic region and by industry, see Note 3 — Fair Value Hierarchy for Investments — Portfolio Investment Composition to our condensed consolidated financial statements included elsewhere in this Report.

Investment in HMS-ORIX

We previously co-invested in broadly-syndicated loans with Orix through our investment in HMS-ORIX, which was organized as a Delaware limited liability company. On November 20, 2018, HMS-ORIX closed on a $170.0 million credit facility with Citibank, N.A. (the “Refinanced HMS-ORIX Credit Facility”). The proceeds from the Refinanced HMS-ORIX Credit Facility were used to pay off the outstanding balance on the Initial HMS-ORIX Credit Facility, which was subsequently terminated. On May 8, 2019, HMS-ORIX Holdings I LLC, a wholly owned subsidiary of HMS-ORIX, which held all of the investments in broadly-syndicated loans held by HMS-ORIX, was merged (the “HMS-ORIX Holdings Merger”) into Mariner CLO 7, Ltd., an exempted company incorporated under the laws of the Cayman Islands (“Mariner CLO”). Proceeds from the HMS-ORIX Holdings Merger were used to pay off the Refinanced HMS-ORIX Credit Facility. HMS-ORIX was fully liquidated on September 26, 2019. On October 8, 2020, Mariner CLO changed its name to Signal Peak CLO 7, Ltd. (“Signal Peak CLO”).
For the nine months ended September 30, 2019, we recognized approximately $0.5 million of dividend income in respect of our investment in HMS-ORIX.

The following table shows the summarized financial information for HMS-ORIX for the three months ended September 30, 2019 (dollars in thousands):

HMS-ORIX SLF LLC
Statement of Operations
(dollars in thousands)
	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Investment income
Interest income	$2	$3,030
Dividend income	—	—
Fee income	—	—
Other income	—	—
Total investment income	2	3,030
Expenses
Interest expense	—	2,130
Other expenses	—	—
General and administrative expenses	60	96
Total expenses	60	2,226
Net investment income (loss)	(58)	804
Net realized loss from investments	—	(1,514)
Net realized loss	(58)	(710)
Net change in unrealized appreciation on investments	—	6,647
Net increase (decrease) in net assets resulting from operations	$(58)	$5,937

PORTFOLIO ASSET QUALITY

As of September 30, 2020, we owned a broad portfolio of 193 investments in 116 companies representing a wide range of industries. We believe that this broad portfolio adds to the structural protection of the portfolio, revenue sources, income, cash flows and dividends. The portfolio included the following:

▪27 debt investments in 26 Middle Market portfolio companies with an aggregate fair value of approximately $184.0 million and a cost basis of approximately $210.9 million. The Middle Market debt investments had a weighted average annual effective yield of approximately 7.5%, which is calculated assuming the investments on non-accrual status have a zero yield, and 90.1% of the Middle Market debt investments were secured by first priority liens. Further, 97.2% of the Middle Market debt investments contain variable interest rates, though a majority of the investments with variable rates are subject to contractual minimum base interest rates between 100 and 150 basis points.

▪50 debt investments in 45 Private Loan portfolio companies with an aggregate fair value of approximately $416.8 million and a cost basis of approximately $435.4 million. The Private Loan debt investments had a weighted average annual effective yield of approximately 8.6%, which is calculated assuming the investments on non-accrual status have a zero yield, and 93.0% of the Private Loan debt investments were secured by first priority liens. Further, 95.1% of the Private Loan debt investments contain variable interest rates, though a majority of the investments with variable interest rates are subject to contractual minimum base interest rates between 100 and 150 basis points.

▪38 debt investments in 32 LMM portfolio companies with an aggregate fair value of approximately $124.4 million and a cost basis of approximately $128.9 million. The LMM debt investments had a weighted average annual effective yield of approximately 10.7%, and 99.4% of the debt investments were secured by first priority liens. Also, 58.6% of the LMM debt investments are fixed rate investments with fixed interest rates between 8.0% and 15.0%. Also, 26 LMM debt investments, representing approximately 41.4% of the LMM debt investments have variable interest rates subject to a contractual minimum base interest rate of 100 basis points.

▪71 equity investments and seven equity warrant investments in 33 LMM portfolio companies, 13 Private Loan portfolio companies, six Middle Market portfolio companies and six Other Portfolio companies with an aggregate fair value of approximately $177.5 million and a cost basis of approximately $161.2 million.

Overall, as of September 30, 2020, our investment portfolio had a weighted average effective yield on our investments of approximately 7.5%, and 75.0% of our total portfolio’s investments (including our Other Portfolio investments) were secured by first priority liens.

As of September 30, 2020, we had nine investments in six portfolio companies that were on non-accrual status, which comprised approximately 2.5% of our total investment portfolio at fair value and 4.6% of the total investment portfolio at cost.

As of December 31, 2019, we had eight investments in five portfolio companies that were on non-accrual status, which comprised approximately 1.5% of the total investment portfolio at fair value and 2.9% of the total investment portfolio at cost. For those investments in which S&P credit ratings are available, which represents approximately 19.1% of the portfolio as of September 30, 2020, the portfolio had a weighted average effective credit rating of B-.

We utilize a rating system developed by our Sub-Adviser to rate the performance of each of our LMM portfolio companies. The investment rating system takes into consideration various factors, including each investment’s expected level of returns, collectability, comparisons to competitors and other industry participants, and the portfolio company’s future outlook.

•Investment Rating 1 represents a LMM portfolio company that is performing in a manner which significantly exceeds expectations.
•Investment Rating 2 represents a LMM portfolio company that, in general, is performing above expectations.
•Investment Rating 3 represents a LMM portfolio company that is generally performing in accordance with expectations. All new LMM portfolio investments receive an initial Investment Rating 3.
•Investment Rating 4 represents a LMM portfolio company that is underperforming expectations, requiring increased monitoring and scrutiny by us.
•Investment Rating 5 represents a LMM portfolio company that is significantly underperforming, requiring heightened levels of monitoring and scrutiny by us and involves the recognition of significant unrealized depreciation on such investment.

The following table shows the distribution of our LMM portfolio investments on the 1 to 5 investment rating system of our Sub-Adviser at fair value as of September 30, 2020 and December 31, 2019 (dollars in thousands):

	September 30, 2020		December 31, 2019
Investment Rating	Investments at Fair Value	Percentage of Total LMM Portfolio	Investments at Fair Value	Percentage of Total LMM Portfolio
1	$86,964	39.5%	$86,453	38.4%
2	42,311	19.2	28,130	12.5
3	43,242	19.7	48,597	21.6
4	43,964	20.0	61,941	27.5
5	3,429	1.6	—	—
Total	$219,910	100.0%	$225,121	100.0%

Based upon this investment rating system, the weighted average rating of our LMM portfolio at fair value was approximately 2.3 and 2.4 as of September 30, 2020 and December 31, 2019, respectively.

DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS COMPARISONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 AND SEPTEMBER 30, 2019

Total Investment Income, Expenses, Net Assets

For the three months ended September 30, 2020 and 2019, our total investment income was approximately $19.5 million and $27.8 million, respectively, consisting predominately of interest income and dividend income. The decrease in total investment income was primarily driven by a decrease in interest income of approximately $7.6 million and a decrease in dividend income of approximately $0.4 million. The decrease in interest income was primarily due to a decrease in the weighted average annual effective yield on investments in our portfolio from 9.0% as of September 30, 2019 to 7.5% as of September 30, 2020.

For the three months ended September 30, 2020 and 2019, we recognized $0.1 million and $0.4 million, respectively, of non-recurring fee income received from our portfolio companies or other third parties, which accounted for approximately 0.4% and 1.3%, respectively, of our total investment income during such periods.  Such fee income is transaction based and typically consists of prepayment fees, structuring fees, amendment and consent fees and other non-recurring fees. As such, future fee income is generally dependent on new direct origination investments and the occurrence of prepayments and other events at existing portfolio companies resulting in such fees.
For the three months ended September 30, 2020 and 2019, expenses, net of internal administrative services expense waivers, were approximately $9.6 million and $13.9 million, respectively. The decrease in expenses is primarily due to (i) a decrease in interest expense of approximately $2.2 million, (ii) a decrease in the subordinated incentive fee on income of $1.2 million, and (iii) a decrease in base management fees of $0.8 million. Interest expense decreased primarily due to a decrease in our average borrowings of approximately $78.0 million during the period and a decrease in our cost of borrowing on the Credit Facilities.

Average borrowings under the Credit Facilities were $380.0 million for the three months ended September 30, 2020 compared to $458.0 million for the three months ended September 30, 2019. As of September 30, 2020 and 2019, the annualized interest rate on our borrowings was 3.7% and 4.6%, respectively. Due to a decline in net investment income, which is the metric on which the subordinated incentive fee on income is calculated, the Advisers did not earn a subordinated incentive fee on income for the three months ended September 30, 2020, while the Advisers earned a subordinated incentive fee on income of $1.2 million for the three months ended September 30, 2019. The decrease in base management fees of $0.8 million is due to a decline in the average gross assets, from $1,099.1 million for the three months ended September 30, 2019 to $938.3 million for the three months ended September 30, 2020.

For the three months ended September 30, 2020, the net increase in net assets resulting from operations was approximately $39.9 million. The increase was attributable to (i) a net change in unrealized appreciation on investments of approximately $47.9 million and (ii) net investment income of approximately $9.9 million, offset by net realized loss on investments of approximately $17.9 million.

For the three months ended September 30, 2019, the net increase in net assets resulting from operations (gross of stockholder distributions declared) was approximately $5.8 million. The increase was attributable to (i) net investment income of approximately $13.9 million and (ii) net change in unrealized appreciation on investments of approximately $2.9 million offset by net realized loss on investments of approximately $11.1 million.

RESULTS COMPARISONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND SEPTEMBER 30, 2019

Total Investment Income, Operating Expenses, Net Assets

For the nine months ended September 30, 2020 and 2019, our total investment income was approximately $65.8 million and $85.6 million, respectively, consisting predominately of interest income and dividend income. The decrease in total investment income was primarily driven by a decrease in interest income of approximately $18.0 million and a decrease in dividend income of approximately $2.1 million. The decrease in interest income was primarily due to a decrease in the weighted average annual effective yield on investments in our portfolio from 9.0% as of September 30, 2019 to 7.5% as of September 30, 2020.

For the nine months ended September 30, 2020 and 2019, we recognized $1.1 million and $0.9 million, respectively, of non-recurring fee income received from our portfolio companies or other third parties, which accounted for approximately 1.7% and 1.0%, respectively, of our total investment income during such period.  Such fee income is transaction based and typically consists of prepayment fees, structuring fees, amendment and consent fees and other non-recurring fees. As such, future fee income is generally dependent on new direct origination investments and the occurrence of prepayments and other events at existing portfolio companies resulting in such fees.
For the nine months ended September 30, 2020 and 2019, expenses, net of internal administrative services expense waivers, were approximately $31.4 million and $43.9 million, respectively. The decrease in expenses is primarily due to (i) a decrease in interest expense of $6.4 million, (ii) a decrease in incentive fees of $3.9 million and (iii) a decrease in base management fees of $2.5 million. Interest expense decreased primarily due to a decrease in our average borrowings of approximately $79.2 million during the period and a decrease in our cost of borrowing on the Credit Facilities. Average borrowings under the Credit Facilities were $402.0 million for the nine months ended September 30, 2020 compared to $481.3 million for the nine months ended September 30, 2019. As of September 30, 2020 and 2019, the annualized interest rate on borrowings was 3.7% and 4.6%, respectively. Due to a decline in net investment income, which is the metric on which the subordinated incentive fee on income is calculated, the Advisers did not earn a subordinated incentive fee on income for the nine months ended September 30, 2020, while the Advisers earned a subordinated incentive fee on income of $3.9 million for the nine months ended September 30, 2019. The decrease in base management fees of $2.5 million is due to a decline in the average gross assets, from $1,114.8 million for the nine months ended September 30, 2019 to $934.7 million for the nine months ended September 30, 2020.

For the nine months ended September 30, 2020, the net decrease in net assets resulting from operations (gross of stockholder distributions declared) was approximately $24.2 million. The decrease was attributable to (i) net unrealized depreciation on investments of approximately $23.0 million and (ii) realized losses on investments of approximately $35.6 million, offset by net investment income of approximately $34.3 million.

For the nine months ended September 30, 2019, the net increase in net assets resulting from operations (gross of stockholder distributions declared) was approximately $36.4 million. The increase was attributable to (i) net investment income of approximately $41.7 million and (ii) net unrealized appreciation on investments of approximately $12.7 million, offset by realized losses of approximately $18.0 million.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Overview

As of September 30, 2020, we had approximately $31.3 million in cash, cash equivalents and restricted cash, which we held in various custodial accounts. In addition, as of September 30, 2020, we had $40.0 million in undrawn commitments under the TIAA Credit Facility, subject to borrowing base restrictions and asset coverage limitations under the 1940 Act. To seek to enhance our returns, we intend to continue to employ leverage as market conditions permit and at the discretion of MSC Adviser, subject to asset coverage restrictions under the 1940 Act. See “Financial Condition, Liquidity and Capital Resources — Financing Arrangements.”

As of September 30, 2020, we had 31 senior secured loan investments and five equity investments with aggregate unfunded commitments of $39.1 million. We believe that we maintain sufficient cash, cash equivalents and restricted cash on hand and available borrowings to fund such unfunded commitments should the need arise.

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

Liquidity and Capital Resources

Cash Flows

For the nine months ended September 30, 2020, we experienced a net increase in cash, cash equivalents and restricted cash of approximately $9.4 million. During that period, approximately $104.7 million of cash was generated from our operating activities, which principally consisted of principal repayments from and sales of investments in portfolio companies of $147.8 million, offset by the purchase of new portfolio investments of $72.6 million. During the nine months ended September 30, 2020, approximately $95.3 million was used in financing activities, which principally consisted of a net $69.9 million decrease in borrowings under the Credit Facilities, $6.1 million used for the redemption of our common stock and $18.5 million in cash distributions paid to stockholders.

For the nine months ended September 30, 2019, we experienced a net decrease in cash and cash equivalents of approximately $0.7 million. During that period, approximately $92.4 million of cash was generated from our operating activities, which principally consisted of the principal repayments from and sales of investments in portfolio companies of $280.1 million and a net increase in net assets resulting from operations of approximately $36.4 million, offset by the purchase of new portfolio investments of $222.6 million. During the nine months ended September 30, 2019, approximately $93.1 million was used in financing activities, which principally consisted of a net $51.0 million decrease in borrowings under the Credit Facilities, $19.3 million used for the redemption of our common stock and $22.4 million in cash distributions paid to stockholders.

Continuous Public Offering

With the approval of our board of directors, we closed the Offering to new investors effective September 30, 2017. During the nine months ended September 30, 2020, we raised proceeds of $13.7 million from our distribution reinvestment plan. During the nine months ended September 30, 2019, we raised proceeds of $19.0 million from our distribution reinvestment plan.

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

As of September 30, 2020, we had $90.0 million outstanding and $40.0 million of undrawn commitments under our TIAA Credit Facility, and $285.1 million outstanding under the Deutsche Bank Credit Facility, both of which we estimated approximated fair value. Effective April 24, 2020, HMS Funding amended the Deutsche Bank Credit Facility to, among other things, terminate the facility’s revolver commitments and begin the amortization period of the facility. During such amortization period, no further advances or reinvestment of principal proceeds are permitted and all interest and principal proceeds received from the investments securing the facility (net of certain fees and expenses) will be applied against the outstanding advances on the facility. Availability under the TIAA Credit Facility is subject to certain borrowing base limitations and the asset coverage restrictions under the 1940 Act. For further information on our Credit Facilities, including key terms and financial covenants, refer to Note 6 — Borrowings to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019 as well as Note 5 — Borrowings to the condensed consolidated financial statements included elsewhere in this Report.

As a BDC, we are permitted, under specified conditions, to issue “senior securities,” including borrowing money from banks or other financial institutions, only in amounts such that our asset coverage, as that term is defined in the 1940 Act, immediately after each such issuance is at least equal to the percentage set forth in Section 61 of the 1940 Act that is applicable to us at such time. Prior to the enactment of the SBCAA in March 2018, the asset coverage requirement applicable to BDCs was 200%. Subject to the receipt of certain approvals, a BDC may be subject to a reduced asset coverage of 150%. We have not requested or obtained any of the types of approval necessary to reduce the asset coverage requirement applicable to us. As of September 30, 2020 and December 31, 2019, our asset coverage ratio under BDC regulations was 251% and 237%, respectively.

Although in the past we have been able to secure access to potential additional liquidity, through proceeds from the Offering and also by entering into the Credit Facilities, there is no assurance that equity or debt capital will be available to us in the future on favorable terms, or at all.

Off-Balance Sheet Arrangements

As of September 30, 2020, we had a total of approximately $39.1 million in outstanding commitments comprised of (i) 31 commitments to fund revolving loans that had not been fully drawn or term loans that had not been funded and (ii) five capital commitments that had not been fully called. We recognized unrealized depreciation of approximately $1.7 million on our outstanding unfunded loan commitments and no unrealized appreciation or depreciation on our outstanding unfunded capital commitments during the nine months ended September 30, 2020. We reasonably believe that we maintain sufficient assets and available borrowings to adequately cover and allow us to satisfy our outstanding unfunded commitments should the need arise. As of December 31, 2019, we had a total of approximately $46.3 million in outstanding commitments comprised of (i) 36 commitments to fund revolving loans that had not been fully drawn or term loans that had not been funded and (ii) five capital commitments that had not been fully called. We recognized unrealized appreciation of approximately $323,000 on our outstanding unfunded loan commitments and no unrealized appreciation or depreciation on our outstanding unfunded capital commitments during the year ended December 31, 2019.

Recent Developments and Subsequent Events

On June 26, 2020 the Adviser entered into the Purchase Agreement with MSC Adviser, Main Street (solely for the purposes set forth in the Purchase Agreement) and Hines (solely for the purposes set forth in the Purchase Agreement). The Purchase Agreement contemplated that we would enter into the New Investment Advisory Agreement and that the Investment Advisory Agreement and the Sub-Advisory Agreement would terminate concurrently therewith. On October 28, 2020, our stockholders approved the New Investment Advisory Agreement to take effect upon the closing of the Transaction and the Transaction closed on October 30, 2020.

Upon the closing of the Transaction, the previously disclosed resignations of Peter Shaper, Gregory R. Geib and Janice E. Walker from our board of directors were accepted and each of Robert L. Kay and Jeffrey B. Walker were appointed and qualified as directors. Additionally, each of our existing officers resigned from their positions and the following persons were appointed to serve as our officers in the following capacities: Dwayne L. Hyzak as Chief Executive Officer and Senior Managing Director, David L. Magdol as President, Chief Investment Officer and Senior Managing Director, Jesse E. Morris as Executive Vice President and Chief Operating Officer, Jason B. Beauvais as Senior Vice President, General Counsel, Chief Compliance Officer and Secretary, Brent D. Smith as Chief Financial Officer and Treasurer and Cory E. Gilbert as Chief Accounting Officer and Assistant Treasurer.

See Note 13 – Subsequent Events for additional information regarding the New Investment Advisory Agreement, which has been in effect since October 30, 2020.

On October 30, 2020, MSC Adviser entered into a sub-administration agreement (the “Sub-Administration Agreement”) with State Street Bank and Trust Company (“State Street”), pursuant to which State Street will provide certain administrative and professional services. We will bear all of the costs and expenses of the Sub-Administration Agreement.

On October 30, 2020, we entered into a Custodian Agreement (the “Custody Agreement”) with State Street, pursuant to which State Street was appointed as our custodian to hold certain securities, loans, cash, and other assets on our behalf. Either party may terminate the Custody Agreement at any time upon 60 days’ prior written notice.

In connection with the Transaction described above, we changed our name from “HMS Income Fund, Inc.” to “MSC Income Fund, Inc.” We amended our articles of incorporation and bylaws, both effective as of October 30, 2020, for the sole purpose of effectuating the name change.

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

Our interest income will be affected by changes in various interest rates, including LIBOR and prime rates, to the extent any of our debt investments include floating interest rates. We generally invest in floating rate debt instruments, meaning that the interest rate payable on such instrument resets periodically based upon changes in a specified interest rate index, typically the one-month or three-month LIBOR. As of September 30, 2020, approximately 85.5% of our LMM, Private Loan, and Middle Market portfolio debt investments (based on cost) contained floating interest rates. As of September 30, 2020, the one-month LIBOR was approximately 0.15% and the three-month LIBOR was approximately 0.23%. Many of our investments provide that the specified interest rate index on such instruments will never fall below a level, or floor, generally between 100 and 150 basis points regardless of the level of the specified index rate, which minimizes the negative impact to our interest income that would result from a decline in index rates.

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

Due to our limited use of derivatives, we have claimed an exclusion from the definition of the term "commodity pool operator" under the Commodity Exchange Act and, therefore, are not subject to registration or regulation as a pool operator under such Act.

The following table shows the approximate annualized increase or decrease (dollars in thousands) in the components of net investment income due to hypothetical interest rate index changes, assuming no changes in our investments and borrowings as of September 30, 2020.

Change in interest rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 100 basis points	$(161)	$(600)	$439
Down 50 basis points	(145)	(600)	455
Up 50 basis points	367	1,876	(1,509)
Up 100 basis points	1,878	3,751	(1,873)
Up 200 basis points	8,260	7,503	757
Up 300 basis points	14,969	11,254	3,715

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

If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. As of September 30, 2020, we had not entered into any interest rate hedging arrangements.

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

Item 4.    Controls and Procedures.

In accordance with the Exchange Act, Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2020 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We have not experienced any material impact to our internal control over financial reporting to date as a result of the majority of the employees of our Advisers working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the effects of the COVID-19 pandemic on our internal control over financial reporting to seek to minimize any impact to their operating effectiveness.

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act), during the three months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors.

In addition to the risk factors set forth below, if any, and the other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our annual report on Form 10-K for the year ended December 31, 2019 and our quarterly reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020, which could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

None.

Item 3.    Defaults upon Senior Securities.

None.

Item 4.    Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

Not applicable.

Item 6.    Exhibits.

Exhibit No.	Description
3.1	Articles of Amendment to the Registrant’s Articles of Amendment and Restatement (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on November 3, 2020 (File No. 814-00939) and incorporated herein by reference).
3.2	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed on November 3, 2020 (File No. 814-00939) and incorporated herein by reference).
10.1	Investment Advisory and Administrative Services Agreement by and between the Registrant and MSC Adviser I, LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on November 3, 2020 (File No. 814-00939) and incorporated herein by reference).
10.2	Custodian Agreement by and between the Registrant and State Street Bank and Trust Company (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on November 3, 2020 (File No. 814-00939) and incorporated herein by reference).
31.1	Certification of Chief Executive Officer of the Registrant, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
31.2	Certification of Chief Financial Officer of the Registrant, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MSC INCOME FUND, INC.

Date:	November 12, 2020	By:	/s/ DWAYNE L. HYZAK
Dwayne L. Hyzak
Chairman, Chief Executive Officer and President

Date:	November 12, 2020	By:	/s/ BRENT D. SMITH
Brent D. Smith
Chief Financial Officer

Date:	November 12, 2020	By:	/s/ CORY E. GILBERT
Cory E. Gilbert
Chief Accounting Officer