Form 10-K
period 2020-12-31
MSC INCOME FUND, INC.
filed 2021-03-30
CIK 1535778

Use these links to rapidly review the document

Item 8. Consolidated Financial Statements and Supplementary Data
PART IV

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 814-00939

MSC Income Fund, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Maryland (State or Other Jurisdiction of Incorporation or Organization)	45-3999996 (I.R.S. Employer Identification No.)
1300 Post Oak Boulevard, 8th Floor, Houston, Texas (Address of Principal Executive Offices)	77056 (Zip Code)

(713) 350-6000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐    No ☑

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes ☐    No ☑

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑    No ☐

        Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☐    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," a smaller reporting company, and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐ Emerging growth company ☐

        If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

        Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☑

        The registrant closed the public offering of its shares of common stock in September 2017. The last offering price at which the registrant issued shares in its public offering was $9.30 per share. Since the registrant closed its public offering, it has continued to issue shares pursuant to its dividend reinvestment plan. The most recent price at which the registrant has issued shares pursuant to the dividend reinvestment plan was $6.60 per share.

        As of March 30, 2021, there were 79,608,304 shares of the Registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        None.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

       This Annual Report on Form 10-K contains forward-looking statements regarding the plans and objectives of management for future operations and which relate to future events or our future performance or financial condition. Any such forward-looking statements may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend" or "project" or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and we cannot assure you that the projections included in these forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors, including, without limitation, the factors discussed in Item 1A entitled "Risk Factors" in Part I of this Annual Report on Form 10-K and elsewhere in this Annual Report on Form 10-K and in other filings we may make with the Securities and Exchange Commission ("SEC") from time to time. Other factors that could cause actual results to differ materially include changes in the economy and future changes in laws or regulations and conditions in our operating areas.

       We have based the forward-looking statements included in this Annual Report on Form 10-K on information available to us on the date of this Annual Report on Form 10-K, and we assume no obligation to update any such forward-looking statements, unless we are required to do so by applicable law. However, you are advised to refer to any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including subsequent annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

 PART I

Item 1.    Business

ORGANIZATION

       MSC Income Fund, Inc. ("MSC Income Fund") (formerly known as HMS Income Fund, Inc. through October 30, 2020) was formed as a Maryland corporation on November 28, 2011 under the General Corporation Law of the State of Maryland.

       MSC Income Fund is an externally managed, non-diversified closed-end management investment company that has elected to be treated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). MSC Income Fund has elected to be treated for U.S. federal income tax purposes as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code").

       We refer to MSC Income Fund, collectively with its consolidated subsidiaries, as the "Company," and the use of "we," "our," "us" or similar pronouns in this Form 10-K refers to MSC Income Fund or the Company as required by the context in which such pronoun is used. On October 28, 2020, our stockholders approved the appointment of MSC Adviser I, LLC ("MSC Adviser" or our "Adviser"), which is wholly owned by Main Street Capital Corporation ("Main Street"), a New York Stock Exchange listed BDC and the previous sub-adviser to the Company, as the Company's new investment adviser, replacing HMS Adviser LP ("HMS Adviser"), which was the Company's investment adviser from inception through October 29, 2020. Following the approval of our stockholders, the Company engaged MSC Adviser as our investment adviser, under an Investment Advisory and Administrative Services Agreement dated October 30, 2020 (the "Investment Advisory Agreement"). Our Adviser has the responsibility to manage the business of the Company, including the responsibility to identify, evaluate, negotiate and structure prospective investments, make investment and portfolio management decisions, monitor the Company's investment portfolio and provide ongoing administrative services. In connection with this change in the investment adviser, we changed our name from HMS Income Fund, Inc. to MSC Income Fund, Inc.

       We previously offered and sold shares of our common stock on a continuous basis (the "Offering") pursuant to registration statements on Form N-2 that were filed with and declared effective by the SEC. Hines Securities, Inc., an affiliate of HMS Adviser, served as the Dealer Manager for the Offering and continues to provide certain shareholder support services pursuant to a Transition Services Agreement between us, MSC Adviser and Hines Securities, Inc. With the approval of our Board of Directors, we closed the Offering to new investors effective September 30, 2017. We continue to operate the dividend reinvestment plan, pursuant to which stockholders may elect to have their cash distributions reinvested in additional shares of our common stock. Through December 31, 2020, we have raised approximately $851.2 million in the Offering including proceeds from the dividend reinvestment plan of approximately $118.3 million.

       We have six wholly owned subsidiaries. HMS Funding I LLC ("HMS Funding"), MSIF Funding LLC ("MSIF Funding"), MSC Equity Holding, LLC ("MSC Equity Holding") (formerly known as HMS Equity Holding, LLC) and MSC California Holdings GP LLC ("MSC California Holdings GP") (formerly known as HMS California Holdings, GP LLC) are each organized as Delaware limited liability companies, MSC Equity Holding II, Inc. ("MSC Equity Holding II") (formerly known as HMS Equity Holding II, Inc.) is organized as a Delaware corporation and MSC California Holdings LP ("MSC California Holdings") (formerly known as HMS California Holdings LP) is organized as a Delaware limited partnership. HMS Funding was created pursuant to the Deutsche Bank Credit Facility (as defined below) to function as a "Structured Subsidiary," which is permitted to incur debt outside of the TIAA Credit Facility (as defined below) since it is not a guarantor under the TIAA Credit Facility. MSC Equity Holding and MSC Equity Holding II, (the "Taxable Subsidiaries"), which have elected to be taxable entities, primarily hold equity investments in portfolio companies which are "pass through" entities for tax purposes. MSIF Funding was created on December 1, 2020 pursuant to the JPM SPV Facility (defined below) to function as a "Structured Subsidiary," which is permitted to incur debt outside of the TIAA Credit Facility since it is not a guarantor under the TIAA Credit

Facility. We refer to the Deutsche Bank Credit Facility, the TIAA Credit Facility and the JPM SPV Facility collectively as our "Credit Facilities."

       Prior to October 30, 2020, the business of the Company was managed by HMS Adviser, a Texas limited partnership and wholly owned affiliate of Hines Interests Limited Partnership ("Hines"), under an Investment Advisory and Administrative Services Agreement dated May 31, 2012 (as amended, the "Original Investment Advisory Agreement"). Prior to October 30, 2020, we and HMS Adviser retained MSC Adviser as our investment sub-adviser, pursuant to an Investment Sub-Advisory Agreement (the "Sub-Advisory Agreement"). HMS Adviser and MSC Adviser are each registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the "Advisers Act"). Upon the execution of the Sub-Advisory Agreement, Main Street became an affiliate of the Company.

CORPORATE INFORMATION

       Our principal executive offices are located at 1300 Post Oak Boulevard, 8th Floor, Houston, Texas 77056. We maintain a Web site on the Internet at www.mscincomefund.com. We make available free of charge on our Web site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Information contained on our Web site is not incorporated by reference into this Annual Report on Form 10-K and you should not consider that information to be part of this Annual Report on Form 10-K. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports and other reports and other public filings are also available free of charge on the EDGAR Database on the SEC's Website at www.sec.gov.

OVERVIEW OF OUR BUSINESS

       Our primary investment objective is to generate current income through debt and equity investments. A secondary objective is to generate long-term capital appreciation through such equity and equity-related investments, including warrants, convertible securities and other rights to acquire equity securities. Our portfolio strategy is to invest primarily in illiquid debt and equity securities issued by lower middle market ("LMM") companies, which generally have annual revenues between $10 million and $150 million, and middle market ("Middle Market") companies that are generally larger in size than the LMM companies and have annual revenues typically between $5 million and $1.5 billion. Our LMM and Middle Market portfolio investments generally range in size from $1 million to $15 million. We categorize some of our investments in LMM companies and Middle Market companies as private loan ("Private Loan") portfolio investments. Private Loan investments, often referred to in the debt markets as "club deals," are investments, generally in debt instruments, that we originate on a collaborative basis with other investment funds. Private Loan investments are typically similar in size, structure, terms and conditions to investments we hold in our LMM portfolio and Middle Market portfolio. Our investment portfolio also includes other portfolio ("Other Portfolio") investments primarily consisting of investments managed by third parties, which may differ from the typical profiles for our other types of investments. In our Other Portfolio, we may incur indirect fees and expenses in connection with investments managed by third parties, such as investments in other investment companies or private funds.

       The level of new portfolio investment activity fluctuates from period to period based upon our view of the current economic fundamentals, our ability to identify new investment opportunities that meet our investment criteria, and our ability to consummate the identified opportunities. The level of new investment activity, and associated interest and fee income, will directly impact future investment income. In addition, the level of dividends paid by portfolio companies and the portion of our portfolio debt investments on non-accrual status will directly impact future investment income. While we intend to grow our portfolio and our investment income over the long term, our growth and our operating results may be more limited during depressed economic periods. However, we intend to appropriately manage our cost structure and liquidity position based on applicable economic conditions and our investment outlook. The level of realized gains or losses and unrealized appreciation or depreciation on our investments will also fluctuate depending upon portfolio activity, economic conditions and the performance of our individual portfolio companies. The changes in realized gains and losses and unrealized appreciation or depreciation could have a material impact on our operating results.

       We invest in customized direct secured and unsecured loans to and equity securities of LMM companies. In most cases, companies that issue customized LMM securities to us will be privately held at the time we invest in them. Typically, our investments in LMM companies are co-investments with Main Street and/or its affiliates and, as a result, we obtained an exemptive order from the SEC, as discussed below, to permit us to do so. While the structure of our investments in customized LMM securities is likely to vary, we may invest in senior secured debt, senior unsecured debt, subordinated secured debt, subordinated unsecured debt, mezzanine debt, convertible debt, convertible preferred equity, preferred equity, common equity, warrants and other instruments, many of which generate current yields. We will make other investments as allowed by the 1940 Act and consistent with our continued qualification as a RIC. For a discussion of the risks inherent in our portfolio investments, see "Item 1A. Risk Factors — Risks Relating to our Business and Structure."

       Our investments may include other equity investments, such as warrants, options to buy a minority interest in a portfolio company, or contractual payment rights or rights to receive a proportional interest in the operating cash flow or net income of such company. When determined by our Adviser to be in our best interest, we, in conjunction with other investment funds managed by or affiliated with our Adviser, may acquire a controlling interest in a portfolio company. Any warrants we receive with our debt securities may require only a nominal cost to exercise, and thus, as a portfolio company appreciates in value, we may achieve additional investment return from this equity interest. We intend to structure such warrants to include provisions protecting our rights as a minority-interest or, if applicable, controlling-interest holder, as well as puts, or rights to sell such securities back to the company upon the occurrence of specified events. In addition, we may obtain demand or "piggyback" registration rights in connection with these equity interests.

       We plan to hold many of our investments to maturity or repayment but may sell our investments earlier if a liquidity event takes place, such as the sale or recapitalization of a portfolio company, or if we determine the sale to be in our best interest.

       As a BDC, we are subject to certain regulatory restrictions in making our investments, including limitations on our ability to co-invest with certain affiliates. In April 2014, we received an exemptive order from the SEC permitting co-investments by us and Main Street in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act. During December 2020, we received an amended exemptive order from the SEC permitting co-investments by us, Main Street and other funds advised by our Adviser in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act. We have made coinvestments with Main Street and in the future intend to make co-investments with Main Street and other funds advised by our Adviser, in accordance with the conditions of the order. The order requires, among other things, that we and our Adviser consider whether each such investment opportunity is appropriate for us and Main Street and other funds advised by our Adviser, as applicable, and if it is appropriate, to propose an allocation of the investment opportunity between such parties. Because our Adviser is not managing our investment activities as its sole activity, this may provide the Adviser an incentive to allocate opportunities to other funds instead of us. However, our Adviser has policies and procedures in place to manage this conflict, including oversight by the independent members of our Board of Directors and the independent members of the Board of Directors of Main Street. Additional information regarding the operation of the co-investment program is set forth in the order granting exemptive relief, which may be reviewed on the SEC's Website at www.sec.gov.

       In addition to the co-investment program described in this Form 10-K and in the exemptive relief, we may continue to co-invest in syndicated deals and secondary loan market transactions where price is the only negotiated point.

BUSINESS STRATEGIES

       Our primary investment objective is to generate current income through debt and equity investments. A secondary objective is to generate long-term capital appreciation through equity and equity-related investments including warrants, convertible securities, and other rights to acquire equity securities. We have adopted the following business strategy to achieve our investment objective:

    •
    Utilize the experience and expertise of the principals of our Adviser. The investment professionals employed by our Adviser are also the investment professionals responsible for investing and managing Main Street's investment portfolio. Main Street is a BDC whose shares are listed on the New York Stock Exchange. Main Street's primary investment focus is providing customized debt and equity financing to LMM companies and debt capital to Middle Market companies that operate in diverse industry sectors. As of December 31, 2020, Main Street maintained an investment portfolio of debt and equity investments with an aggregate fair value of approximately $2.7 billion in 188 different portfolio companies.

    •
    Focus on Private Loan and LMM companies with stable cash flow. We believe that there are relatively few finance companies focused on transactions involving Private Loan and LMM companies, in comparison to the number of finance companies focused on transactions involving larger Middle Market companies, which allows us the opportunity to negotiate favorable investment terms. Such favorable terms may include higher debt yields, lower leverage levels, more significant covenant protection and greater equity participation than what may be typical of transactions involving larger companies. We generally invest in established companies with established market positions, experienced management teams and proven revenue streams, which have a history of producing positive cash flows. We believe that those companies generally possess better risk-adjusted return profiles than newer companies that are building their management teams or are in the early stages of building a revenue base. We also believe that established companies in our targeted size range also generally provide opportunities for capital appreciation. Lastly, we believe that these companies represent a significant portion of the U.S. economy and often require substantial capital investment to provide liquidity for individual shareholder needs and to grow their businesses.

    •
    Capitalize on our Adviser's Strong Transaction Sourcing Network. Our Adviser seeks to leverage its extensive network of referral sources for portfolio company investments. Our Adviser has developed a reputation in our marketplace as a responsive, efficient and reliable source of financing, which has created a growing stream of proprietary deal flow for us.

    •
    Emphasize discipline in our underwriting policies and rigor in our portfolio management. Our Adviser employs an underwriting process that includes a review of the prospects, competitive position, financial performance and industry dynamics of each potential portfolio company. In addition, we perform due diligence on potential investments and seek to invest with management teams and/or private equity sponsors who have proven capabilities in building value. Through our Adviser, we offer managerial assistance to our portfolio companies, giving them access to our investment experience, direct industry expertise and contacts and allowing us to continually monitor their progress. As part of the monitoring process, our Adviser analyzes monthly and quarterly financial statements versus the previous periods and year and budgeted performance, reviews future financial projections, meets with management, attends board meetings and reviews all compliance certificates and covenants.

    •
    Focus on long-term credit performance and principal protection. We structure our customized loan investments on a conservative basis with high cash yields, first and/or second lien security interests where possible, cash origination fees and lower relative leverage levels. We seek strong debt investment protections for our customized debt investments, including default penalties, information rights, board observation rights, and affirmative, negative and financial covenants, such as lien protection and prohibitions against change of control. We believe these protections will reduce our risk of capital loss.

    •
    Invest Across Multiple Companies, Industries, Regions and End Markets. We seek to maintain a portfolio of investments that is appropriately balanced among various companies, industries, geographic regions and end markets. This portfolio balance is intended to mitigate the potential effects of negative economic events for particular companies, regions, industries and end markets. We cannot guarantee that we will be successful in this effort.

INVESTMENT PORTFOLIO

       The "Investment Portfolio", as used herein, refers to all of our investments in LMM portfolio companies, investments in Middle Market portfolio companies, Private Loan portfolio investments and Other Portfolio investments. Our LMM portfolio investments primarily consist of secured debt, equity warrants and direct equity investments in privately held, LMM companies based in the United States. Our Middle Market portfolio investments primarily consist of direct investments in or secondary purchases of interest-bearing debt securities in privately held companies based in the United States that are generally larger in size than the companies included in our LMM portfolio. Our Private Loan portfolio investments primarily consist of investments in interest-bearing debt securities in companies that are consistent with the size of companies in our LMM portfolio or our Middle Market portfolio, but are investments that we originate on a collaborative basis with other investment funds, and are often referred to in the debt markets as "club deals." Our Other Portfolio investments primarily consist of investments that are not consistent with the typical profiles for our LMM, Middle Market and Private Loan portfolio investments, including investments which may be managed by third parties. In our Other Portfolio, we may incur indirect fees and expenses in connection with investments managed by third parties, such as investments in other investment companies or private funds.

  Debt Investments

       Historically, we have made LMM debt investments principally in the form of single tranche debt. Single tranche debt financing involves issuing one debt security that blends the risk and return profiles of both first lien secured and subordinated debt. We believe that single tranche debt is more appropriate for many LMM companies given their size in order to reduce structural complexity and potential conflicts among creditors.

       Our LMM debt investments generally have a term of five to seven years from the original investment date, with limited required amortization prior to maturity, and provide for monthly or quarterly payment of interest at interest rates generally between 10% and 14% per annum, payable currently in cash. Interest rate terms can include either fixed or floating rate terms. In addition, certain LMM debt investments may have a form of interest that is not paid currently but is accrued and added to the loan balance and paid at maturity. We refer to this form of interest as payment-in-kind, or PIK, interest. We typically structure our LMM debt investments with the maximum seniority and collateral that we can reasonably obtain while seeking to achieve our total return target. In most cases, our LMM debt investment will be collateralized by a first priority lien on substantially all the assets of the portfolio company. In addition to seeking a senior lien position in the capital structure of our LMM portfolio companies, we seek to limit the downside potential of our LMM debt investments by negotiating covenants that are designed to protect our LMM debt investments while affording our portfolio companies as much flexibility in managing their businesses as is reasonable. Such restrictions may include affirmative and negative covenants, default penalties, lien protection, change of control or change of management provisions, key-man life insurance, guarantees, equity pledges, personal guaranties, where appropriate, and put rights. In addition, we, through our Adviser, typically seek board representation or observation rights in all of our LMM portfolio companies. Interest rate terms can include either fixed or floating rate terms.

       While we will continue to focus our LMM debt investments primarily on single tranche debt investments, we also anticipate structuring some of our debt investments as mezzanine loans. We expect that these mezzanine loans will be primarily junior secured or unsecured, subordinated loans that provide for relatively high interest rates, payable currently in cash, and will provide us with significant interest income. We also anticipate that these mezzanine loans will afford us the additional opportunity for income and gains through PIK interest and equity warrants and other similar equity instruments issued in conjunction with these mezzanine loans. These loans typically will have interest-only payments in the early years, with amortization of principal deferred to the later years of the mezzanine loan term. Typically, our mezzanine loans will have maturities of three to five years. We will generally target interest rates of 12% to 14%, payable currently in cash, for our mezzanine loan investments with higher targeted total returns from equity warrants or PIK interest.

       We also pursue debt investments in Middle Market companies. Our Middle Market portfolio investments primarily consist of direct investments or secondary purchases of interest-bearing debt securities in privately held companies based in the United States that are generally larger in size than the companies included in our LMM portfolio. Our Middle Market portfolio debt investments are generally secured by either a first or second priority lien on the assets of the portfolio company and typically have a term of between three and seven years from the original investment date. The debt investments in our Middle Market portfolio have rights and protections that are similar to those in our LMM debt investments, which may include affirmative and negative covenants, default penalties, lien protection, change of control provisions, guarantees and equity pledges. The Middle Market debt investments generally have floating interest rates at the London Interbank Offered Rate ("LIBOR") plus a margin and are typically subject to LIBOR floors.

       Our Private Loan portfolio investments primarily consist of investments in interest-bearing debt securities in companies that are consistent with the size of companies in our LMM portfolio or our Middle Market portfolio, but are investments which have been originated through strategic relationships with other investment funds on a collaborative basis. Our Private Loan portfolio debt investments are generally secured by either a first or second priority lien and typically have a term of between three and seven years from the original investment date.

  Warrants

       In connection with our debt investments, we may occasionally receive equity warrants to establish or increase our equity interest in the portfolio company. Warrants we receive in connection with a debt investment typically require only a nominal cost to exercise, and thus, as a portfolio company appreciates in value, we may achieve additional investment return from this equity interest. We typically structure the warrants to provide provisions protecting our rights as a minority-interest holder, as well as secured or unsecured put rights, or rights to sell such securities back to the portfolio company, upon the occurrence of specified events. In certain cases, we also may obtain registration rights in connection with these equity interests, which may include demand and "piggyback" registration rights.

  Direct Equity Investments

       We also will seek to make direct equity investments in situations where it is appropriate to align our interests with key management and stockholders of our LMM portfolio companies, and to allow for participation in the appreciation in the equity values of our LMM portfolio companies. We usually make our direct equity investments in connection with debt investments in our LMM portfolio companies. In addition, we may have both equity warrants and direct equity positions in some of our LMM portfolio companies. We, on a combined basis together with affiliates of and other investment funds managed by our Adviser, seek to maintain fully diluted equity positions in our LMM portfolio companies of 5% to 50%, and may have controlling equity interests in some instances. We have a value orientation toward our direct equity investments and have traditionally been able to purchase our equity investments at reasonable valuations.

INVESTMENT PROCESS

       The Main Street investment committee the ("Investment Committee") has oversight over all aspects of our investment processes. The current members of the Investment Committee are Dwayne L. Hyzak, our Chief Executive Officer, David Magdol, our President and Chief Investment Officer, and Vincent D. Foster, Main Street's Executive Chairman.

       Our Adviser's investment processes for LMM and Middle Market portfolio investments are outlined below. The investment processes for Private Loan portfolio investments, from origination to close and to eventual exit, follow the processes for our LMM portfolio investments or our Middle Market portfolio investments as outlined below, or a combination thereof. Our Adviser's investment strategy involves a "team" approach, whereby potential transactions are screened by several members of one of our Adviser's investment teams before being presented to the Investment Committee. The Investment Committee meets on an as-needed basis depending on transaction volume. Our Adviser generally categorizes our investment process into seven distinct stages:

  Deal Generation/Origination

       Deal generation and origination is maximized through our Adviser's long-standing and extensive relationships with industry contacts, brokers, commercial and investment bankers, entrepreneurs, service providers such as lawyers, financial advisers and accountants, and current and former portfolio companies and investors. Our Adviser's investment team has focused its deal generation and origination efforts on LMM and Middle Market companies, and our Adviser has developed a reputation as a knowledgeable, reliable and active source of capital and assistance in these markets.

  Screening

       During the screening process, if a transaction initially meets our investment criteria, our Adviser will perform preliminary due diligence, taking into consideration some or all of the following information:

  •
  a comprehensive financial model based on quantitative analysis of historical financial performance, projections and pro forma adjustments to determine the estimated internal rate of return;

  •
  a brief industry and market analysis;

  •
  direct industry expertise imported from other portfolio companies or investors;

  •
  preliminary qualitative analysis of the management team's competencies and backgrounds;

  •
  potential investment structures and pricing terms; and

  •
  regulatory compliance.

       Upon successful screening of a proposed LMM transaction, the investment team makes a recommendation to the Investment Committee. If the Investment Committee concurs with moving forward on the proposed LMM transaction, a non-binding term sheet is typically issued to the company. For Middle Market portfolio investments, the initial term sheet is typically issued by the borrower, through the syndicating bank, and is screened by the investment team which makes a recommendation to our Investment Committee.

  Term Sheet

       For proposed LMM transactions, the non-binding term sheet will include the key economic terms based upon our analysis performed during the screening process, as well as a proposed timeline and our qualitative expectation for the transaction. While the term sheet for LMM investments is non-binding, an expense deposit is typically received in order to move the transaction to the due diligence phase. Upon execution of a term sheet, our Adviser begins our formal due diligence process.

       For proposed Middle Market transactions, the initial term sheet will include key economic terms and other conditions proposed by the borrower and its representatives and the proposed timeline for the investment, which are reviewed by the investment team to determine if such terms and conditions are in agreement with our investment objectives.

  Due Diligence

       Due diligence on a proposed LMM investment is performed by a minimum of three of our Adviser's investment professionals, whom we refer to collectively as the investment team, and certain external resources, who together conduct due diligence to understand the relationships among the prospective portfolio company's business plan, operations and financial performance. Our Adviser's LMM due diligence review includes some or all of the following:

    •
    site visits with management and key personnel;

    •
    detailed review of historical and projected financial statements;

    •
    operational reviews and analysis;

    •
    interviews with customers and suppliers;

    •
    detailed evaluation of company management, including background checks;

    •
    review of material contracts;

    •
    in-depth industry, market and strategy analysis;

    •
    evaluation of the company's environmental, social and governance ("ESG") practices for alignment with our expectations;

    •
    regulatory compliance analysis; and

    •
    review by legal, environmental or other consultants, if applicable.

       Due diligence on a proposed Middle Market investment is generally performed on materials and information obtained from certain external resources and assessed internally by a minimum of two of our Adviser's investment professionals, who work to understand the relationships among the prospective portfolio company's business plan, operations and financial performance using the accumulated due diligence information. Our Adviser's Middle Market due diligence review includes some or all of the following:

    •
    detailed review of historical and projected financial statements;

    •
    in-depth industry, market, operational and strategy analysis;

    •
    evaluation of the company's environmental, social and governance ("ESG") practices for alignment with our expectations;

    •
    regulatory compliance analysis; and

    •
    detailed review of the company's management team and their capabilities.

       During the due diligence process, significant attention is given to sensitivity analyses and how the company might be expected to perform given downside, base-case and upside scenarios. In certain cases, we may decide not to make an investment based on the results of the diligence process.

  Document and Close

       Upon completion of a satisfactory due diligence review of a proposed LMM portfolio investment, the investment team presents the findings and a recommendation to the Investment Committee. The presentation contains information which can include, but is not limited to, the following:

    •
    company history and overview;

    •
    transaction overview, history and rationale, including an analysis of transaction strengths and risks;

    •
    analysis of key customers and suppliers and key contracts;

    •
    a working capital analysis;

    •
    an analysis of the company's business strategy;

    •
    a management and key equity investor background check and assessment;

    •
    third-party accounting, legal, environmental or other due diligence findings;

    •
    investment structure and expected returns;

    •
    anticipated sources of repayment and potential exit strategies;

    •
    pro forma capitalization and ownership;

    •
    an analysis of historical financial results and key financial ratios;

    •
    sensitivities to management's financial projections;

    •
    regulatory compliance analysis findings; and

    •
    detailed reconciliations of historical to pro forma results.

       Upon completion of a satisfactory due diligence review of a proposed Middle Market portfolio investment, the investment team presents the findings and a recommendation to the Investment Committee. The presentation contains information which can include, but is not limited to, the following:

    •
    company history and overview;

    •
    transaction overview, history and rationale, including an analysis of transaction strengths and risks;

    •
    analysis of key customers and suppliers;

    •
    an analysis of the company's business strategy;

    •
    investment structure and expected returns;

    •
    anticipated sources of repayment and potential exit strategies;

    •
    pro forma capitalization and ownership;

    •
    regulatory compliance analysis findings; and

    •
    an analysis of historical financial results and key financial ratios.

       If any adjustments to the transaction terms or structures are proposed by the Investment Committee, such changes are made and applicable analyses are updated prior to approval of the transaction. Approval for the transaction must be made by the affirmative vote from a majority of the members of the Investment Committee, with the committee member managing the transaction, if any, abstaining from the vote. Upon receipt of transaction approval, the investment team will re-confirm regulatory compliance, process and finalize all required legal documents, and fund the investment.

  Post-Investment

       Our Adviser continuously monitors the status and progress of our portfolio companies. Our Adviser generally offers managerial assistance to our portfolio companies, giving them access to our investment experience, direct industry expertise and contacts. The same investment team that was involved in the investment process will continue its involvement in the portfolio company post-investment. This provides for continuity of knowledge and allows the investment team to maintain a strong business relationship with key management of our portfolio companies for post-investment assistance and monitoring purposes.

       As part of the monitoring process of LMM portfolio investments, the investment team will analyze monthly and quarterly financial statements versus the previous periods and year, review financial projections, meet and discuss issues or opportunities with management, attend board meetings and review all compliance certificates and covenants. While the investment team maintains limited involvement in the ordinary course operations of our LMM portfolio companies, the investment team maintains a higher level of involvement in non-ordinary course financing or strategic activities and any non-performing scenarios. The investment team also monitors the performance of our Middle Market portfolio investments; however, due to the larger size and higher sophistication level of these Middle Market companies in comparison to our LMM portfolio companies, it is not necessary or practical to have as much direct management interface.

       Our Adviser utilizes an internally developed investment rating system to rate the performance of each LMM portfolio company and to monitor our expected level of returns on each of our LMM investments in relation to our expectations for the portfolio company. The investment rating system takes into consideration various factors, including, but not limited to, each investment's expected level of returns, the collectability of our debt investments and the ability to receive a return of the invested capital in our equity investments, comparisons to competitors and other industry participants, the portfolio company's future outlook and other factors that are deemed to be significant to the portfolio company.

  Exit Strategies/Refinancing

       While we generally exit most investments through the refinancing or repayment of our debt and redemption or sale of our equity positions, our Adviser typically assists our LMM portfolio companies in developing and planning exit opportunities, including any sale or merger of our portfolio companies. Our Adviser may also assist in the structure, timing, execution and transition of the Adviser's exit strategy. The refinancing or repayment of Middle Market debt investments typically does not require our assistance due to the additional resources available to these larger, Middle Market companies.

DETERMINATION OF NET ASSET VALUE AND INVESTMENT PORTFOLIO VALUATION PROCESS

       We determine the net asset value per share of our common stock on a quarterly basis. The net asset value per share is equal to our total assets minus total liabilities divided by the total number of shares of common stock outstanding.

       We are required to report our investments at fair value. As a result, the most significant determination inherent in the preparation of our consolidated financial statements is the valuation of our Investment Portfolio and the related amounts of unrealized appreciation and depreciation. We follow the provisions of the Financial Accounting Standards Board Accounting Standards Codification ("ASC") 820, Fair Value Measurements and Disclosures ("ASC 820"). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. ASC 820 requires us to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal market that are independent, knowledgeable and willing and able to transact.

       We determine in good faith the fair value of our Investment Portfolio pursuant to a valuation policy in accordance with ASC 820 and a valuation process approved by our Board of Directors and in accordance with the 1940 Act. Our valuation policies and processes are intended to provide a consistent basis for determining the fair value of our Investment Portfolio. See "Note 2 — Basis of Presentation and Summary of Significant Accounting Policies" in the notes to consolidated financial statements for a detailed discussion of our investment portfolio valuation process and procedures.

       Due to the inherent uncertainty in the valuation process, our determination of fair value for our Investment Portfolio may differ materially from the values that would have been determined had a ready market for the securities existed. In addition, changes in the market environment, portfolio company performance and other events that may occur over the lives of the investments may cause the gains or losses ultimately realized on these investments to be materially different than the valuations currently assigned. We determine the fair value of each individual investment and record changes in fair value as unrealized appreciation or depreciation.

       As described below, we undertake a multi-step valuation process each quarter in connection with determining the fair value of our investments, with our Board of Directors having final responsibility for overseeing, reviewing and approving, in good faith, our determination of the fair value for our Investment Portfolio and our valuation procedures, consistent with 1940 Act requirements. In addition, the Audit Committee of our Board of Directors periodically evaluates the performance and methodologies of the financial advisory services firm that we consult in connection with valuing our LMM and Private Loan portfolio company investments.

    •
    Our quarterly valuation process begins with each LMM and Private Loan portfolio company investment being initially valued by the investment team of our Adviser responsible for monitoring the portfolio investment;

    •
    The fair value determination for our Middle Market and Other Portfolio debt and equity investments consists of unobservable and observable inputs which are initially reviewed by the investment professionals of our Adviser responsible for monitoring the portfolio investment;

    •
    Preliminary valuation conclusions are then reviewed by and discussed with our Adviser and our senior management, and the applicable investment team considers and assesses, as appropriate, any changes that may be required to the preliminary valuations to address any comments provided by senior management;

    •
    A nationally recognized independent financial advisory services firm analyzes and provides observations, recommendations and an assurance certification regarding the determinations of the fair value for our LMM and Private Loan portfolio companies;

    •
    The Audit Committee of our Board of Directors reviews valuations, and the applicable investment team and our senior management consider and assess, as appropriate, any changes that may be required to valuations to address any comments provided by the Audit Committee; and

    •
    The Board of Directors assesses the valuations and ultimately approves the fair value of each investment in our portfolio in good faith.

       Determination of fair value involves subjective judgments and estimates. The notes to our consolidated financial statements refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our financial results and financial condition.

COMPETITION

       We compete for investments with a number of investment funds (including private equity funds, mezzanine funds, BDCs, and SBICs), as well as traditional financial services companies such as commercial banks and other sources of financing. Many of the entities that compete with us are larger and have more resources available to them. We believe we are able to be competitive with these entities primarily on the basis of the experience and contacts of our Adviser and our ability to co-invest with Main Street and its affiliates, our general focus on smaller companies in both the lower middle market and middle market, which we believe to be undeserved by other capital providers, our Adviser's responsive and efficient investment analysis and decision-making processes, our comprehensive suite of customized financing solutions and the investment terms we offer.

       We believe that some of our competitors make senior secured loans, junior secured loans and subordinated debt investments with interest rates and returns that are comparable to or lower than the rates and returns that we target. Therefore, we do not seek to compete primarily on the interest rates and returns that we offer to potential portfolio companies. For additional information concerning the competitive risks we face, see "Risk Factors — Risks Relating to Our Business and Structure — We face increasing competition for investment opportunities."

STAFFING

       We do not currently have any employees and do not expect to have any employees in the future. Services necessary for our business are provided by individuals who are employees or affiliates of the Adviser, which is wholly owned by Main Street, pursuant to the terms of our Investment Advisory Agreement. Each of our executive officers is an employee or affiliate of the Adviser. Our day-to-day investment activities are managed by the Adviser. The services necessary for the origination and monitoring of our investment portfolio are provided by investment professionals employed by Main Street. As of December 31, 2020, Main Street had 76 employees, 48 of whom it categorizes as investment and portfolio management professionals, and the others include operations professionals and administrative staff. Because we have no employees, we do not have a formal employee relations policy.

REGULATION

  Regulation as a Business Development Company

       We have elected to be regulated as a BDC under the 1940 Act. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates, principal underwriters and affiliates of those affiliates or underwriters. The 1940 Act requires that a majority of the members of the board of directors of a BDC be persons other than "interested persons," as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by a majority of our outstanding voting securities.

       The 1940 Act defines "a majority of the outstanding voting securities" as the lesser of (i) 67% or more of the voting securities present at a meeting if the holders of more than 50% of our outstanding voting securities are present or represented by proxy or (ii) more than 50% of our outstanding voting securities.

  Qualifying Assets

       Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company's total assets. The principal categories of qualifying assets relevant to our business are any of the following:

  (1)
  Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company (as defined below), or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC.

  (2)
  Securities of any eligible portfolio company that we control.

  (3)
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

  (4)
  Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.

  (5)
  Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.

  (6)
  Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.

       In addition, a BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above.

       An eligible portfolio company is defined in the 1940 Act as any issuer which:

  (a)
  is organized under the laws of, and has its principal place of business in, the United States;

  (b)
  is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

  (c)
  satisfies any of the following:

  (i)
  does not have any class of securities that is traded on a national securities exchange or has a class of securities listed on a national securities exchange but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million;

  (ii)
  is controlled by a BDC or a group of companies including a BDC and the BDC has an affiliated person who is a director of the eligible portfolio company; or

  (iii)
  is a small and solvent company having total assets of not more than $4 million and capital and surplus of not less than $2 million.

  Managerial Assistance to Portfolio Companies

       As noted above, a BDC must be operated for the purpose of making investments in the type of securities described in (1), (2) or (3) above under the heading entitled "— Qualifying Assets." In addition, BDCs must generally offer to make available to such issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where we purchase such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

  Temporary Investments

       Pending investment in "qualifying assets," as described above, our investments may consist of cash, cash equivalents, U.S. government securities and high-quality debt securities maturing in one year or less from time of investment therein, so that 70% of our assets are qualifying assets.

  Senior Securities

       Under the provisions of the 1940 Act, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as that term is defined in the 1940 Act, immediately after each such issuance is at least equal to the percentage set forth in Section 61 of the 1940 Act that is applicable to us at such time. Prior to the enactment of the Small Business Credit Availability Act, or SBCAA, in March 2018, the asset coverage requirement applicable to BDCs was 200%. The SBCAA permits a BDC to be subject to an asset coverage requirement of 150% so long as it meets certain disclosure requirements and obtains certain approvals and, in the case of an unlisted BDC, makes an offer to repurchase the shares of its stockholders as of the date of the requisite approval. Effectiveness of the reduced asset coverage requirements to a BDC requires approval by either (1) a "required majority" (as defined in Section 57(o) of the 1940 Act) of such BDC's board of directors with effectiveness one year after the date of such approval or (2) a majority of the votes cast at a special or annual meeting of such BDC's stockholders at which a quorum is present, which is effective the day after such stockholder approval. We have not requested or obtained either such approval. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage, provided that any such borrowings in excess of 5% of the value of our total assets would be subject to the asset coverage ratio requirements of the 1940 Act, even if for temporary or emergency purposes. For a discussion of the risks associated with leverage, see "Item 1A. Risk Factors — Risks Related to BDCs — Regulations governing our operation as a BDC will affect our ability to and the way in which we raise additional capital."

  Common Stock

       We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, warrants, options or rights to acquire our common stock, at a price below the current net asset value of the common stock if our Board of Directors determines that such sale is in our best interests and that of our stockholders, and our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our Board of Directors, closely approximates the market value of such securities (less any distributing commission or discount). We have not sought or received stockholder authorization to sell shares of our common stock below the then current net asset value per share of our common stock.

  Code of Ethics

       We have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code's requirements. The code of ethics is available on the EDGAR Database on the SEC's Website at http://www.sec.gov.

  Compliance Policies and Procedures

       We and our Adviser have adopted and implemented written policies and procedures reasonably designed to prevent violation of the federal securities laws, and our Board of Directors is required to review these compliance policies and procedures annually to assess their adequacy and the effectiveness of their implementation. Our Board of Directors has designated Jason Beauvais as our Chief Compliance Officer.

  Proxy Voting Policies and Procedures

       We vote proxies relating to our portfolio securities in a manner in which we believe is consistent with the best interest of our stockholders. We review on a case-by-case basis each proposal submitted to a stockholder vote to determine its impact on the portfolio securities held by us. Although we generally vote against proposals that we expect would have a negative impact on our portfolio securities, we may vote for such a proposal if there exists compelling long-term reasons to do so.

       Our proxy voting decisions are made by the investment team which is responsible for monitoring each of our investments. To ensure that our vote is not the product of a conflict of interest, we require that anyone involved in the decision-making process discloses to our chief compliance officer any potential conflict regarding a proxy vote of which he or she is aware.

       Stockholders may obtain information, without charge, regarding how we voted proxies with respect to our portfolio securities by making a written request for proxy voting information to: Chief Compliance Officer, 1300 Post Oak Boulevard, 8th Floor, Houston, Texas 77056.

  Other 1940 Act Regulations

       We are also prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our Board of Directors who are not interested persons and, in some cases, prior approval by the SEC.

       We are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to us or our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person's office.

       We may be periodically examined by the SEC for compliance with the 1940 Act.

  Securities Exchange Act of 1934 and Sarbanes-Oxley Act Compliance

       We are subject to the reporting and disclosure requirements of the Securities Exchange Act of 1934 (the "Exchange Act"), including the filing of quarterly, annual and current reports, proxy statements and other required items. In addition, we are subject to the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"), which imposes a wide variety of regulatory requirements on publicly held companies and their insiders. Many of these requirements will affect us. For example:

    •
    pursuant to Rule 13a-14 of the Exchange Act, our Chief Executive Officer and Chief Financial Officer are required to certify the accuracy of the consolidated financial statements contained in our periodic reports;

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

  Investment Adviser Regulations

       Our Adviser is subject to regulation under the Advisers Act. The Advisers Act establishes, among other things, record keeping and reporting requirements, disclosure requirements, limitations on transactions between the adviser's account and an advisory client's account, limitations on transactions between the accounts of advisory clients, and general anti-fraud prohibitions. We and our Adviser may also be examined by the SEC from time to time for compliance with the Advisers Act.

  Taxation as a Regulated Investment Company

       We have elected to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Code. As a RIC, we generally will not pay corporate-level U.S. federal income taxes on any income that we distribute to our stockholders as dividends. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to obtain RIC tax treatment, we must distribute to our stockholders, for each taxable year, at least 90% of our "investment company taxable income," which is generally our net ordinary taxable income plus the excess of realized net short-term capital gains over realized net long-term capital losses, and 90% of our tax-exempt income (the "Annual Distribution Requirement"). As part of maintaining RIC status, undistributed taxable income (subject to a 4% non-deductible U.S. federal excise tax) pertaining to a given fiscal year may be distributed up to 12 months subsequent to the end of that fiscal year, provided such dividends are declared on or prior to the later of (i) filing of the U.S. federal income tax return for the applicable fiscal year or (ii) the fifteenth day of the ninth month following the close of the year in which such taxable income was generated.

       For any taxable year in which we qualify as a RIC and satisfy the Annual Distribution Requirement, we will not be subject to U.S. federal income tax on the portion of our income or capital gains we distribute (or are deemed to distribute) to stockholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gains not distributed (or deemed distributed) to our stockholders.

       We are subject to a 4% non-deductible U.S. federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our net ordinary taxable income for each calendar year, (2) 98.2% of our capital gain net income for the one-year period ending December 31 in that calendar year and (3) any taxable income recognized, but not distributed, in preceding years on which we paid no U.S. federal income tax (the "Excise Tax Avoidance Requirement"). Dividends declared and paid by us in a year will generally differ from taxable income for that year as such dividends may include the distribution of current year taxable income, exclude amounts carried over into the following year, and include the distribution of prior year taxable income carried over into and distributed in the current year. For amounts we carry over into the following year, we will be required to pay the 4% U.S. federal excise tax on the excess of 98% of our annual investment company taxable income and 98.2% of our capital gain net income over our distributions for the year.

       In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:

    •
    continue to qualify as a BDC under the 1940 Act at all times during each taxable year;

    •
    derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities, loans, gains from the sale of stock or other securities, net income from certain "qualified publicly traded partnerships," or other income derived with respect to our business of investing in such stock or securities (the "90% Income Test"); and

    •
    diversify our holdings so that at the end of each quarter of the taxable year with:

    •
    at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and

    •
    no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, (i) of one issuer, (ii) of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or (iii) of certain "qualified publicly traded partnerships" (collectively, the "Diversification Tests").

       In order to comply with the 90% Income Test, we formed the Taxable Subsidiaries as wholly owned taxable subsidiaries for the primary purpose of permitting us to own equity interests in portfolio companies which are "pass-through" entities for tax purposes. Absent the taxable status of the Taxable Subsidiaries, a portion of the gross income from such portfolio companies would flow directly to us for purposes of the 90% Income Test. To the extent such income did not consist of income derived from securities, such as dividends and interest, it could jeopardize our ability to qualify as a RIC and, therefore, cause us to incur significant U.S. federal income taxes. The Taxable Subsidiaries are consolidated with MSC Income Fund for generally accepted accounting principles in the United States of America ("U.S. GAAP") purposes and are included in our consolidated financial statements, and the portfolio investments held by the Taxable Subsidiaries are included in our consolidated financial statements. The Taxable Subsidiaries are not consolidated with MSC Income Fund for income tax purposes and may generate income tax expense, or benefit, as a result of their ownership of the portfolio investments. The income tax expense, or benefit, if any, and any related tax assets and liabilities, are reflected in our consolidated financial statements.

       We may be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments issued with warrants and debt securities invested in at a discount to par), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash such as PIK interest, cumulative dividends or amounts that are received in non-cash compensation such as warrants or stock. Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount.

       Although we do not presently expect to do so, we are authorized to borrow funds and to sell assets in order to satisfy distribution requirements. However, under the 1940 Act, we are not permitted to make distributions to our stockholders in certain circumstances while our debt obligations and other senior securities are outstanding unless certain "asset coverage" tests are met. See "Regulation — Regulation as a Business Development Company — Senior Securities." Moreover, our ability to dispose of assets to meet our distribution requirements may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous.

       We may distribute taxable dividends that are payable in part in our stock. Under certain applicable provisions of the Code and the U.S. Department of the Treasury ("Treasury") regulations, distributions payable by us in cash or in shares of stock (at the stockholder's election) would satisfy the Annual Distribution Requirement. The Internal Revenue Service has issued guidance indicating that this rule will apply even where the total amount of cash that may be distributed is limited to no more than 20% of the total distribution. According to this guidance, if too many stockholders elect to receive their distributions in cash, each such stockholder would receive a pro rata share of the total cash to be distributed and would receive the remainder of their distribution in shares of stock. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend (whether received in cash, our stock, or a combination thereof) as (i) ordinary income (including any qualified dividend income that, in the case of a noncorporate stockholder, may be eligible for the same reduced maximum tax rate applicable to long-term capital gains to the extent such distribution is properly reported by us as qualified dividend income and such stockholder satisfies certain minimum holding period requirements with respect to our stock) or (ii) long-term capital gain (to the extent such distribution is properly reported as a capital gain dividend), to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock it receives in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock.

  Failure to Qualify as a RIC

       If we fail to satisfy the 90% Income Test or the Diversification Tests for any taxable year, we may nevertheless continue to qualify as a RIC for such year if certain relief provisions are applicable (which may, among other things, require us to pay certain corporate-level U.S. federal taxes or to dispose of certain assets).

       If we were unable to qualify for treatment as a RIC and the foregoing relief provisions are not applicable, we would be subject to tax on all of our taxable income at regular corporate rates. We would not be able to deduct distributions to stockholders, nor would they be required to be made. If we were subject to tax on all of our taxable income at regular corporate rates, then distributions we make after being subject to such tax would be taxable to our stockholders and, provided certain holding period and other requirements were met, could qualify for treatment as "qualified dividend income" eligible for the maximum 20% rate (plus a 3.8% Medicare surtax, if applicable) applicable to qualified dividends to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate taxpayers would be eligible for a dividends-received deduction on distributions they receive. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder's tax basis, and any remaining distributions would be treated as a capital gain. To requalify as a RIC in a subsequent taxable year, we would be required to satisfy the RIC qualification requirements for that year and dispose of any earnings and profits from any year in which we failed to qualify as a RIC. Subject to a limited exception applicable to RICs that qualified as such under Subchapter M of the Code for at least one year prior to disqualification and that requalify as a RIC no later than the second year following the nonqualifying year, we could be subject to tax on any unrealized net built-in gains in the assets held by us during the period in which we failed to qualify as a RIC that are recognized within the subsequent five years, unless we made a special election to pay corporate-level U.S. federal income tax on such built-in gain at the time of our requalification as a RIC.

Item 1A.    Risk Factors

       Investing in shares of our common stock involves a number of significant risks. You should carefully consider these risk factors, together with all of the other information included in this Annual Report on Form 10-K and the other reports and documents filed by us with the SEC before investing in shares of our common stock. The risks set out below are not the only risks we face, and additional risks and uncertainties not presently known to us or not presently deemed material by us may also impair our operations and performance. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such case, our net asset value ("NAV") could decline, and you may lose all or part of your investment.

SUMMARY OF RISK FACTORS

       The following is a summary of the principal risk factors associated with an investment in our securities. Further details regarding each risk included in the below summary list can be found further below.

Risks Relating to Economic Conditions

    •
    Events outside of our control, including public health crises, could negatively affect our portfolio companies and our results of operations.

Risks Relating to Our Business and Structure

    •
    Our Investment Portfolio is and will continue to be recorded at fair value, with our Board of Directors having final responsibility for overseeing, reviewing and approving, in good faith, our determination of fair value and, as a result, there is and will continue to be uncertainty as to the value of our portfolio investments.

    •
    Our financial condition and results of operations depends on our Adviser's ability to effectively manage and deploy capital.

    •
    We face increasing competition for investment opportunities.

    •
    We are dependent upon our Adviser's key investment personnel for our future success.

    •
    Our business model depends to a significant extent upon strong referral relationships and our Adviser's inability to maintain or develop these relationships as well as the failure of these relationships to generate investment opportunities could adversely affect our business.

    •
    We may not replicate the historical results achieved by other entities managed by our Adviser, including its parent Main Street.

    •
    We are uncertain about the availability of sources to fund our future capital needs; if we cannot obtain debt or equity financing on acceptable terms, our ability to acquire investments and to expand our operations will be adversely affected.

Risks Related to our Adviser and Affiliates

    •
    Our Adviser has interests, including the potential to earn base management fees or incentive fees under the Investment Advisory Agreement, that may create an incentive for the Adviser to enter into investments that are riskier or more speculative than would otherwise be the case and our Adviser may have an incentive to increase portfolio leverage in order to earn higher management fees.

    •
    We may be obligated to pay our Adviser incentive compensation even if we incur a net loss due to a decline in the value of our portfolio.

    •
    Our Adviser may face conflicts of interest in allocating investment opportunities between us, Main Street and its affiliates.

    •
    Our Adviser's liability is limited under the Investment Advisory Agreement and we have agreed to indemnify our Adviser against certain liabilities, which may lead our Adviser to act in a riskier manner on our behalf than they would when acting for their own account.

    •
    Our Adviser can resign on 120 days' notice and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.

Risks Related to BDCs

    •
    Operating under the constraints imposed on us as a BDC and RIC may hinder the achievement of our investment objectives.

    •
    Regulations governing our operation as a BDC will affect our ability to and the way in which we raise additional capital.

Risks Related to Our Investments

    •
    Our investments in portfolio companies involve higher levels of risk and we could lose all or part of our investment.

    •
    The lack of liquidity in our investments may adversely affect our business.

    •
    Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.

    •
    There may be circumstances where our debt investments could be subordinated to claims of other creditors or we could be subject to lender liability claims.

    •
    Second priority liens on collateral securing loans that we make to our portfolio companies may be subject to control by senior creditors with first priority liens. If there is a default, the value of the collateral may not be sufficient to repay in full both the first priority creditors and us.

    •
    Changes relating to the LIBOR calculation process, the phase-out of LIBOR and the use of replacement rates for LIBOR may adversely affect the value of our portfolio securities.

    •
    Changes in interest rates may affect our cost of capital, net investment income and value of our investments.

Risks Relating to Debt Financing

    •
    Our failure to comply with covenants under our credit facilities could accelerate our repayment obligations, thereby materially and adversely affecting our liquidity, financial condition, results of operations and ability to pay distributions.

    •
    Because we borrow money, the potential for gain or loss on amounts invested in us is magnified and may increase the risk of investing in us.

    •
    All of our assets are subject to security interests under our secured credit facilities and if we default on our obligations under either of our credit facilities, we may suffer adverse consequences, including foreclosure on our assets.

Risks Relating to Our Common Stock

    •
    Investing in shares of our common stock may involve a high degree of risk.

    •
    Our shares of common stock are not listed on an exchange or quoted through a quotation system and may not be listed in the foreseeable future, if ever, and we are not obligated to effectuate a liquidity event by a specified date. Therefore, our stockholders will have limited liquidity and may not receive a full return of their invested capital if they sell their shares of common stock.

    •
    Our share repurchase program allows us to repurchase our stockholders' shares on a quarterly basis, subject to certain restrictions and limitations. As a result, our stockholders will have limited opportunities to sell their shares and, to the extent they are able to sell their shares under the program, our stockholders may not be able to recover the amount of their investment in our shares.

    •
    Our repurchase offers pursuant to our share repurchase program may be at prices lower than the price paid by our stockholders to purchase our common stock.

    •
    Our common stockholders' interest in us will be diluted if we issue additional shares, which could reduce the overall value of their investment.

    •
    Provisions of the Maryland General Corporation Law and our articles of incorporation and bylaws could deter takeover attempts and have an adverse impact on the price of our common stock.

    •
    Our stockholders could experience dilution in their ownership percentage if they do not participate in our dividend reinvestment plan.

    •
    We may in the future determine to issue preferred stock, which could adversely affect the market value of our common stock.

Federal Income Tax Risks

    •
    We will be subject to corporate-level U.S. federal income tax if we are unable to qualify as a RIC under Subchapter M of the Code.

    •
    We may have difficulty paying the dividends required to maintain RIC tax treatment under the Code if we recognize income before or without receiving cash representing such income.

    •
    Stockholders may have current tax liability on dividends they elect to reinvest in our common stock but would not receive cash from such dividends to pay such tax liability.

    •
    Because we intend to distribute substantially all of our taxable income to our stockholders to maintain our status as a RIC, we will continue to need additional capital to finance our growth and regulations governing our operation as a BDC will affect our ability to and the way in which we raise additional capital and make distributions.

Risks Relating to Economic Conditions

  Events outside of our control, including public health crises, could negatively affect our portfolio companies and our results of operations.

       Periods of market volatility have occurred and could continue to occur in response to pandemics or other events outside of our control. These types of events have adversely affected, and could continue to adversely affect, operating results for us and for our portfolio companies. For example, the COVID-19 pandemic has led to, and for an unknown period of time will continue to lead to, disruptions in local, regional, national and global markets and economies affected thereby, including the United States. With respect to U.S. and global credit markets and the economy in general, this outbreak has resulted in, and until fully resolved is likely to continue to result in, the following (among other things): (i) restrictions on travel and the temporary closure of many corporate offices, retail stores and manufacturing facilities and factories, resulting in significant disruption to the business of many companies, including supply chains and demand, as well as layoffs of employees; (ii) increased draws by borrowers on revolving lines of credit; (iii) increased requests by borrowers for amendments or waivers of their credit agreements to avoid default, increased defaults by borrowers and/or increased difficulty in obtaining refinancing; (iv) volatility in credit markets, including greater volatility in pricing and spreads; and (v) evolving proposals and actions by state and federal governments to address the problems being experienced by markets, businesses and the economy in general, which may not adequately address the problems being faced. The pandemic is having, and any future continuation of the pandemic could have, an adverse impact on the markets and the economy in general.

       Although it is impossible to predict the precise nature and consequences of these events, or of any political or policy decisions and regulatory changes occasioned by emerging events or uncertainty on applicable laws or regulations that impact us and our portfolio companies and investments, it is clear that these types of events are impacting and will, for at least some time, continue to impact us and our portfolio companies; in many instances the impact will be adverse and material. Any potential impact to our results of operations will depend to a large extent on future developments and new information that could emerge regarding the duration and severity of the COVID-19 pandemic and the actions taken by authorities and other entities to contain the spread or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our and our portfolio companies' operating results and financial condition.

       The COVID-19 pandemic and the related disruption and financial distress experienced by our portfolio companies may have material adverse effects on our financial results, including investment income received from our investments and the underlying value of those investments. We may need to restructure our investments in certain portfolio companies as a result of the adverse effects of the COVID-19 pandemic, which could reduce the amount or extend the time for payment of principal or the life of our investment or reduce the amount or extend the time of payment of interest or dividends, among other things. In addition, if an investment included in the borrowing base of our Credit Facilities is deemed to have a material impairment or loss, or if we modify the terms of an investment included in the borrowing base for our Credit Facilities, it may reduce the value of the borrowing base, which may have a material adverse effect on our available liquidity, results of operations and financial condition. In addition, decreases in our net investment income have impacted the portion of our cash flows dedicated to servicing existing borrowings under the Credit Facilities, any unsecured notes or other debt we have outstanding and funding dividends to stockholders. Effects of and uncertainty surrounding the duration and ultimate impact of the COVID-19 pandemic on the global financial markets and the Company's portfolio specifically resulted in the DB Facility being in an amortization period since April 2020 and thereby not providing liquidity and us and our suspension of all dividends to stockholders in June 2020. In April 2021, we are resuming the payment of dividends to our stockholders at amounts less than our historical dividends, but depending on the duration of the COVID-19 pandemic and the extent of its effects on our portfolio companies' operations and our operating results, any future dividends to our stockholders may be for amounts less than our historical dividends, may be paid less frequently than historical practices and may also include return of capital.

       The 1940 Act generally prohibits us, as a BDC, from incurring indebtedness unless immediately after such borrowing we have an asset coverage, as defined in the 1940 Act, of at least 200% (or 150% if certain requirements are met). In addition, our Credit Facilities each contain similar limitations or covenants requiring our compliance with the 1940 Act asset coverage requirements and our Credit Facilities also contain other affirmative and negative covenants. A continued significant decrease in the value of our Investment Portfolio, resulting in significant further reductions of our net asset value as a result of the effects of the COVID-19 pandemic or otherwise increases the risk of us not meeting the required asset coverage requirement under the 1940 Act or breaching covenants under our Credit Facilities. Any such result could have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay dividends to our stockholders and attributes thereof.

  We are currently operating in a period of capital markets disruption and economic uncertainty. These conditions have historically affected and could again materially and adversely affect debt and equity capital markets in the United States, which could have a materially negative impact on our business, financial condition and results of operations.

       The U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of COVID-19 that began in December 2019. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a world-wide economic downturn.

Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. Additionally, the impact of downgrades by rating agencies to the U.S. government's sovereign credit rating or its perceived creditworthiness as well as potential government shutdowns could adversely affect the U.S. and global financial markets and economic conditions. Since 2010, several European Union, or EU, countries have faced budget issues, some of which may have negative long-term effects for the economies of those countries and other EU countries. There is concern about national-level support for the Euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries. In addition, the fiscal policy of foreign nations, such as Russia and China, may have a severe impact on the worldwide and U.S. financial markets. The decision made in the United Kingdom referendum to leave the EU (the so-called "Brexit") has led to volatility in global financial markets and may lead to weakening in consumer, corporate and financial confidence in the United Kingdom and Europe. While the United Kingdom commenced its withdrawal from the EU, the transition and its surrounding negotiations are ongoing, which creates uncertainty that may lead to continued volatility. Additionally, trade wars and volatility in the U.S. repo market, the U.S. high yield bond markets, the Chinese stock markets and global markets for commodities may affect other financial markets worldwide. In addition, while recent government stimulus measures worldwide have reduced volatility in the financial markets, volatility may return as such measures are phased out and the long-term impacts of such stimulus on fiscal policy and inflation remain unknown.

       These and future market disruptions and/or illiquidity would be expected to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and have a material negative impact on our operating results and the fair values of our debt and equity investments. We monitor developments in economic, political and market conditions and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.

Risks Relating to Our Business and Structure

  Our Investment Portfolio is and will continue to be recorded at fair value, with our Board of Directors having final responsibility for overseeing, reviewing and approving, in good faith, our determination of fair value and, as a result, there is and will continue to be uncertainty as to the value of our portfolio investments.

       Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined by us with our Board of Directors having final responsibility for overseeing, reviewing and approving, in good faith, our determination of fair value and our valuation procedures. Typically, there is not a public market for the securities of the privately held LMM or Private Loan companies in which we have invested and will generally continue to invest. As a result, we value these securities quarterly at fair value based on inputs from management, a nationally recognized independent financial advisory services firm (on a rotational basis) and the Audit Committee of our Board of Directors with the oversight, review and approval of our Board of Directors. In addition, the market for investments in Middle Market companies is generally not a liquid market, and therefore, we primarily use a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs, which are reviewed by the Audit Committee with the oversight, review and approval of our Board of Directors. See "Note 3 — Fair Value Hierarchy for Investments" in the notes to consolidated financial statements for a more detailed description of our investment portfolio valuation process and procedures.

       The determination of fair value and consequently, the amount of unrealized gains and losses in our portfolio, are to a certain degree, subjective and dependent on a valuation process approved by our Board of Directors. Certain factors that may be considered in determining the fair value of our investments include external events, such as private mergers, sales and acquisitions involving comparable companies. Because such valuations, and particularly valuations of securities in privately held companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Due to this uncertainty, our fair value determinations may cause our net asset value on a given date to materially understate or overstate the value that we may ultimately realize on one or more of our investments. As a result, investors purchasing our securities based on an overstated net asset value would pay a higher price than the value of our investments might warrant. Conversely, investors selling our securities during a period in which the net asset value understates the value of our investments may receive a lower price for their securities than the value of our investments might warrant.

  Our financial condition and results of operations depends on our Adviser's ability to effectively manage and deploy capital.

       Our ability to achieve our investment objective of maximizing our portfolio's total return by generating current income from our debt investments and capital appreciation from our equity and equity-related investments, including warrants, convertible securities and other rights to acquire equity securities in a portfolio company, depends on our Adviser's ability to effectively manage and deploy capital, which depends, in turn, on our Adviser's investment team's ability to identify, evaluate and monitor and their ability to finance and invest in companies that meet our investment criteria.

       Accomplishing our investment objective on a cost-effective basis is largely a function of our Adviser's investment team's handling of the investment process, its ability to provide competent, attentive and efficient services and our Adviser's access to investments offering acceptable terms. In addition to monitoring the performance of our existing investments, members of our Adviser's investment team are also called upon, from time to time, to provide managerial assistance to some of our portfolio companies. These demands on their time may distract them or slow the rate of investment.

       Even if we are able to grow and build upon our investment portfolio, any failure to manage our growth effectively could have a material adverse effect on our business, financial condition, results of operations and prospects. The results of our operations will depend on many factors, including the availability of opportunities for investment, readily accessible short and long-term funding alternatives in the financial markets and economic conditions. Furthermore, if our Adviser cannot successfully operate our business or implement our investment policies and strategies as described herein, it could negatively impact our ability to pay dividends.

  We face increasing competition for investment opportunities.

       We compete for investments with other investment funds (including private equity funds, debt funds, mezzanine funds, collateralized loan obligation funds, or CLOs, BDCs and SBICs), as well as traditional financial services companies such as commercial banks and other sources of funding. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do. We may lose investment opportunities if we do not match our competitors' pricing, terms and structure. If we are forced to match our competitors' pricing, terms and structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant part of our competitive advantage stems from the fact that the market for investments in LMM companies is underserved by traditional commercial banks and other financing sources. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC.

  We are dependent upon our Adviser's key investment personnel for our future success.

       We depend on the members of our Adviser's investment team, particularly Dwayne L. Hyzak, David L. Magdol, Vincent D. Foster, Jesse E. Morris, K. Colton Braud, III, Damian T. Burke, Nicholas T. Meserve and Samuel A. Cashiola, for the identification, review, final selection, structuring, closing and monitoring of our investments. These employees have significant investment expertise and relationships that we rely on to implement our business plan. Although Main Street has entered into non-compete arrangements with all of our executive officers and other key personnel, we cannot guarantee that any personnel will remain employed with Main Street or its affiliates. If we lose the services of the individuals mentioned above, we may not be able to operate our business as we expect and our ability to compete could be harmed, which could cause our operating results to suffer.

  Our business model depends to a significant extent upon strong referral relationships and our Adviser's inability to maintain or develop these relationships as well as the failure of these relationships to generate investment opportunities could adversely affect our business.

       We expect that members of our Adviser's management team will maintain their relationships with intermediaries, financial institutions, investment bankers, commercial bankers, financial advisers, attorneys, accountants, consultants and other individuals within our network and we will rely to a significant extent upon these relationships to provide us with potential investment opportunities. If our Adviser's management team fails to maintain its existing relationships or develop new relationships with sources of investment opportunities, we will not be able to grow our Investment Portfolio. In addition, individuals with whom members of our Adviser's management team have relationships are not obligated to provide us with investment opportunities and, therefore, there is no assurance that such relationships will generate investment opportunities for us.

  We may not replicate the historical results achieved Main Street and by other entities managed by our Adviser.

       Although our primary focus in making investments is similar to that of Main Street, the parent company of our Adviser, we cannot assure stockholders that we will be able to replicate the historical results achieved by Main Street or other investment funds managed by our Adviser. Because of the differences in our business structure and portfolio composition, our investment returns could be substantially lower than the returns achieved by Main Street or other investment funds managed by our Adviser in prior periods. Additionally, all or a portion of the prior results may have been achieved in particular market conditions which may never be repeated. Moreover, current or future market volatility and regulatory uncertainty may have an adverse impact on our future performance.

  Our Board of Directors may change our operating policies and strategies without prior notice or stockholder approval, the effects of which may be adverse.

       Our Board of Directors has the authority to modify or waive our current operating policies, investment criteria and strategies without prior notice and without stockholder approval. We cannot predict the effect any changes to our current operating policies, investment criteria and strategies would have on our business, net asset value, operating results and value of our stock. However, the effects might be adverse, which could negatively impact our ability to pay interest and principal payments to holders of our debt instruments and dividends to our stockholders and cause our investors to lose all or part of their investment in us.

  We may not be able to pay dividends to our stockholders, our dividends may not grow over time and a portion of distributions paid to our stockholders may be a return of capital, which is a distribution of the stockholders' invested capital.

       We intend to pay distributions to our stockholders out of assets legally available for distribution. However, in light of liquidity constraints imposed on us, including the effects of the COVID-19 pandemic, on

June 29, 2020 our Board of Directors unanimously approved the suspension of all distributions to our stockholders, effective immediately, in order to preserve financial flexibility and liquidity. On March 2, 2021, our Board of Directors declared a cash dividend of $0.10 per share of the Company's common stock payable on April 1, 2021 to holders of the Company's common stock as of a record date of March 31, 2021. While we have made considerable efforts to stabilize our liquidity position, and on March 2, 2021 our Board of Directors approved the resumption of dividends to our stockholders with the first dividend payable on April 1, 2021, we cannot assure you that we will achieve investment results that will allow us to continue paying cash dividends or pay cash dividends at the historical rates paid to our stockholders. Our ability to pay dividends and to grow our dividends over time may be adversely affected by, among other things, the impact of one or more of the risk factors described herein. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC could limit our ability to pay distributions. All dividends will be paid at the discretion of our Board of Directors and will depend on our earnings, our financial condition, maintenance of our RIC status, compliance with applicable BDC regulations, compliance with our debt covenants and such other factors as our Board of Directors may deem relevant from time to time. We cannot assure you that we will pay dividends to our stockholders in the future.

       When we make distributions, we will be required to determine the extent to which such distributions are paid out of current or accumulated taxable earnings, recognized capital gains or capital. To the extent there is a return of capital, investors will be required to reduce their basis in our stock for U.S. federal income tax purposes, which may result in higher tax liability when the shares are sold, even if they have not increased in value or have lost value. In addition, any return of capital will be net of any sales load and offering expenses associated with sales of shares of our common stock. In the future, our distributions may include a return of capital.

  We are uncertain about the availability of our sources to funding our future capital needs; if we cannot obtain debt or equity financing on acceptable terms, our ability to acquire investments and to expand our operations will be adversely affected.

       We closed our public offering to new investors effective September 30, 2017. We will rely on the income generated by our portfolio and borrowings under our Credit Facilities and other borrowings to fund investment opportunities, operating expenses, working capital requirements, including distributions to our stockholders, and for payment of various fees and expenses such as management fees, incentive fees and other fees. Any working capital reserves we maintain may not be sufficient for investment purposes and we may require debt or equity financing to operate. Accordingly, in the event that we develop a need for additional capital in the future for investments or for any other reason, these sources of funding may not be available to us.

       There can be no guarantee that we will be able to expand, extend or replace our Credit Facilities on terms that are favorable to us, if at all. Our ability to expand our Credit Facilities and to obtain replacement financing at the time of maturity, may be constrained by then-current economic conditions affecting the credit markets. If we cannot obtain debt or equity financing on acceptable terms, our ability to acquire investments and to expand our operations will be adversely affected. As a result, we would be less able to achieve portfolio diversification and our investment objective, which may negatively impact our results of operations and reduce our ability to pay distributions to our stockholders.

  We are subject to risks related to corporate social responsibility.

       Our business faces increasing public scrutiny related to ESG activities. We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, such as diversity and inclusion, environmental stewardship, support for local communities, corporate governance and transparency and considering ESG factors in our investment processes. Adverse incidents with respect to ESG activities could impact the value of our brand, the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations. Additionally, new regulatory initiatives related to ESG could adversely affect our business.

Risks Related to our Adviser and its Affiliates

  Our Adviser has conflicts of interest, including the potential to earn base management fees and incentive fees under the Investment Advisory Agreement, that may create an incentive for the Adviser to enter into investments that are riskier or more speculative than would otherwise be the case and our Adviser may have an incentive to increase portfolio leverage in order to earn higher management fees.

       Our Adviser and its affiliates, including our officers and certain of our directors, may have conflicts of interest as a result of compensation arrangements, time constraints and competition for investments, which they will attempt to resolve in a fair and equitable manner, but which may result in actions that are not in the best interests of our stockholders. Our Adviser receives substantial fees from us in return for its services and these fees could influence the investment and other decisions they make on our behalf. Among other matters, the compensation arrangements could affect its judgment with respect to public offerings of equity by us, which allow our Adviser to earn increased management fees.

       The incentive fee payable by us to our Adviser may create an incentive for it to make investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive fee payable to our Adviser is determined may encourage it to use leverage to increase the return on our investments. In addition, the fact that our management fee is payable based upon our gross assets, which includes any borrowings for investment purposes, may encourage our Adviser to use leverage to make additional investments. Under certain circumstances, the use of leverage (or an investment in companies that are highly leveraged) may increase the likelihood of default, which would result in higher investment losses.

  We may be obligated to pay our Adviser incentive compensation even if we incur a net loss due to a decline in the value of our portfolio.

       Our Investment Advisory Agreement entitles our Adviser to receive incentive compensation on income regardless of any capital losses. In such case, we may be required to pay our Adviser incentive compensation for a fiscal quarter even if there is a decline in the value of our portfolio or if we incur a net loss for that quarter.

       Any incentive fee payable by us that relates to our net investment income may be computed and paid on income that may include interest that has been accrued but not yet received. If a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest previously included in the calculation of the incentive fee will become uncollectible. Pursuant to the Investment Advisory Agreement, our Adviser will not be under any obligation to reimburse us for any part of the incentive fee it received that was based on accrued income that we never received in cash as a result of a default by an entity on the obligation that resulted in the accrual of such income and such circumstances would result in our paying an incentive fee on income we never received.

  Our Adviser may face conflicts of interest in allocating investment opportunities between us, Main Street and its other funds managed by it.

       The investment professionals utilized by our Adviser are also the investment professionals responsible for investing and managing Main Street's investment portfolio as well as the investment portfolios of other funds managed by our Advisers. These professionals are responsible for allocating investment opportunities between us, Main Street and other funds managed by it. Our exemptive relief imposes on our Adviser the obligation to evaluate whether each investment opportunity its investment professionals review for Main Street or its other advisory clients is also appropriate for us and to propose an allocation of such opportunity to us if it deems such opportunity to be appropriate. If our Adviser determines that certain investment opportunities are appropriate for Main Street or its other advisory clients but not appropriate for us, or if our Adviser proposes an allocation of an investment opportunity to us that is disproportionately small relative to the proposed allocation to Main Street or its other advisory clients and our ability to fund the investment, our operating results could be adversely affected.

  Our Adviser's liability is limited under the Investment Advisory Agreement and we have agreed to indemnify our Adviser against certain liabilities, which may lead our Adviser to act in a riskier manner on our behalf than it would when acting for its own account.

       Under the Investment Advisory Agreement, our Adviser and officers, directors, employees, agents and certain other affiliates are not liable to us for acts or omissions performed by our Adviser in accordance with and pursuant to the Investment Advisory Agreement, except those resulting from acts constituting negligence, willful misfeasance, bad faith or misconduct. In addition, we have agreed to indemnify our Adviser and officers, directors, employees, agents and certain other affiliates from and against any claims or liabilities, including reasonable legal fees, arising out of or in connection with any action taken or omitted on our behalf pursuant to authority granted by the Investment Advisory Agreement, except where attributable to gross negligence, willful misfeasance, bad faith or misconduct. These protections may lead our Adviser to act in a riskier manner when acting on our behalf than they would when acting for their own account.

  Our Adviser can resign on 120 days' notice and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.

       Our Adviser has the right, under the Investment Advisory Agreement, to resign at any time upon not less than 120 days' written notice, whether we have found a replacement or not. If our Adviser resigns, we may not be able to find a replacement or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 120 days or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected and the value of our shares may decline. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our business, financial condition, results of operations and cash flows.

Risks Related to BDCs

  Failure to comply with applicable laws or regulations and changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.

       We, our Adviser and our portfolio companies are subject to applicable local, state and federal laws and regulations. Failure to comply with any applicable local, state or federal law or regulation could negatively impact our reputation and our business results. New legislation may also be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we are permitted to make, any of which could harm us and our stockholders, potentially with retroactive effect. Additionally, any changes to the laws and regulations governing our operations relating to permitted investments may cause us to alter our investment strategy in order to avail ourselves of new or different opportunities. Such changes could result in material differences to the strategies and plans set forth herein and may result in our investment focus shifting from the areas of expertise of our investment team to other types of investments in which our investment team may have less expertise or little or no experience. Thus, any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment.

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

       The 1940 Act and the Code impose numerous constraints on the operations of BDCs and RICs that do not apply to other investment vehicles managed by our Adviser and its affiliates. BDCs are required, for example, to invest at least 70% of their total assets in certain qualifying assets, including U.S. private or thinly traded public companies, cash, cash equivalents, U.S. government securities and other high-quality debt instruments that mature in one year or less from the date of investment. Moreover, qualification for taxation as a RIC requires satisfaction of source-of-income, asset diversification and distribution requirements. Operating under these constraints may hinder our ability to take advantage of attractive investment opportunities and to achieve our investment objective. Any failure to do so could subject us to enforcement action by the SEC, cause us to fail to satisfy the requirements associated with RIC status and subject us to entity-level corporate income taxation, cause us to fail the 70% test described above or otherwise have a material adverse effect on our business, financial condition or results of operations.

  Regulations governing our operation as a BDC will affect our ability to and the way in which we raise additional capital.

       Our business will require capital to operate and grow. We may acquire such additional capital from the following sources:

         Senior Securities.    We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as senior securities. As a result of issuing senior securities, we will be exposed to additional risks, including the following:

      •
      Under the provisions of the 1940 Act, we are permitted, as a BDC, to issue senior securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% (or 150% if certain requirements are met) immediately after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we will be prohibited from issuing debt securities or preferred stock and/or borrowing money from banks or other financial institutions and may not be permitted to declare a dividend or repurchase shares until such time as we satisfy this test.

      •
      Any amounts that we use to service our debt or make payments on preferred stock will not be available for dividends to our common stockholders.

      •
      It is likely that any senior securities or other indebtedness we issue will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, some of these securities or other indebtedness may be rated by rating agencies and in obtaining a rating for such securities and other indebtedness, we may be required to abide by operating and investment guidelines that further restrict operating and financial flexibility.

      •
      We and, indirectly, our stockholders will bear the cost of issuing and servicing such securities and other indebtedness.

      •
      Preferred stock or any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock, including separate voting rights and could delay or prevent a transaction or a change in control to the detriment of the holders of our common stock.

      •
      Any unsecured debt issued by us would generally rank (i) pari passu with our current and future unsecured indebtedness and effectively subordinated to all of our existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness and (ii) structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries.

         Additional Common Stock.     The 1940 Act prohibits us from selling shares of our common stock at a price below the current net asset value per share of such stock, with certain exceptions. One such exception is prior stockholder approval of issuances below current net asset value per share provided that our Board of Directors makes certain determinations. We do not have stockholder approval to sell shares of our common stock below the then current net asset value per share of our common stock.

  Previously enacted legislation may allow us to incur additional leverage.

       Business development companies are generally able to issue senior securities such that their asset coverage, as defined in the 1940 Act, equals at least 200% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. The Small Business Credit Availability Act ("SBCAA") was enacted into law in March 2018 and, among other things, amended Section 61(a) of the 1940 Act to add a new Section 61(a)(2) that reduces the asset coverage requirement applicable to BDCs from 200% to 150% so long as the BDC meets certain disclosure requirements, obtains certain approvals and, in the case of unlisted BDCs like us, makes an offer to repurchase shares held by its stockholders as of the date of the requisite approval. Effectiveness of the reduced asset coverage requirement to a BDC requires approval by either (1) a "required majority," as defined in Section 57(o) of the 1940 Act, of such BDC's board of directors with effectiveness one year after the date of such approval or (2) a majority of votes cast at a special or annual meeting of such BDC's stockholders at which a quorum is present, which is effective the date after such stockholder approval. We have not requested or obtained either such approval. If we were to request and receive either the requisite stockholder or board approval, comply with the applicable disclosure requirements and make an offer to repurchase shares held by our stockholders on the date of the requisite approval, we would be able to incur additional indebtedness, which may increase our risks related to leverage. In addition, our management fee is based on our gross assets, which includes leverage and, as a result, if we were to incur additional leverage, management fees paid to the Adviser would increase.

Risks Related to Our Investments

  Our investments in portfolio companies involve higher levels of risk and we could lose all or part of our investment.

       Investing in our portfolio companies exposes us indirectly to a number of significant risks. Among other things, these companies:

    •
    may have limited financial resources and may be unable to meet their obligations under their debt instruments that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any guarantees from subsidiaries or affiliates of our portfolio companies that we may have obtained in connection with our investment, as well as a corresponding decrease in the value of the equity components of our investments;

    •
    may have shorter operating histories, narrower product lines, smaller market shares and/or significant customer concentrations than larger businesses, which tend to render them more vulnerable to competitors' actions and market conditions, as well as general economic downturns;

    •
    are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation, termination or significant under-performance of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us;

    •
    generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position; and

    •
    generally have less publicly available information about their businesses, operations and financial condition. We are required to rely on the ability of our Adviser's management team and investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision and may lose all or part of our investment.

       In addition, in the course of our Adviser providing significant managerial assistance to certain of our portfolio companies, certain of our officers and directors or officers and directors of our Adviser may serve as directors on the boards of such companies. To the extent that litigation arises out of our investments in these companies, our officers and directors or officers and directors of our Adviser may be named as defendants in such litigation, which could result in an expenditure of funds (through our indemnification of such officers and directors) and the diversion of management time and resources.

  We may be exposed to higher risks with respect to our investments that include original issue discount or PIK interest.

       Our investments may include original issue discount and contractual PIK interest, which represents contractual interest added to a loan balance and due at the end of such loan's term. To the extent original issue discount or PIK interest constitute a portion of our income, we are exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash, including the following:

    •
    original issue discount and PIK instruments may have higher yields, which reflect the payment deferral and credit risk associated with these instruments;

    •
    for accounting purposes, cash distributions to investors representing original issue discount income are not derived from paid in capital, although they may be effectively paid from any offering proceeds during any given period; thus, although the source for the cash used to pay a distribution of original issue discount income may come from the cash invested by investors, the 1940 Act does not require that investors be given notice of this fact;

    •
    original issue discount and PIK instruments may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of the collateral; and

    •
    original issue discount and PIK instruments may represent a higher credit risk than coupon loans; even if the conditions for income accrual under generally accepted accounting principles in the United States of America are satisfied, a borrower could still default when actual payment is due upon the maturity of such loan.

  The lack of liquidity in our investments may adversely affect our business.

       We generally invest in companies whose securities are not publicly traded and whose securities will be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly traded securities. The illiquidity of these investments may make it difficult for us to sell these investments when desired. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. As a result, we do not expect to achieve liquidity in our investments in the near-term. Our investments are usually subject to contractual or legal restrictions on resale or are otherwise illiquid because there is usually no established trading market for such investments. The illiquidity of most of our investments may make it difficult for us to dispose of them at a favorable price and, as a result, we may suffer losses.

  We may not have the funds or ability to make additional investments in our portfolio companies.

       We may not have the funds or ability to make additional investments in our portfolio companies. After our initial investment in a portfolio company, we may be called upon from time to time to provide additional funds to such company or have the opportunity to increase our investment through the extension of additional loans, the exercise of a warrant to purchase equity securities, or the funding of additional equity investments. There is no assurance that we will make, or will have sufficient funds to make, follow-on investments. Any decisions not to make a follow-on investment or any inability on our part to make such an investment may have a negative impact on a portfolio company in need of such an investment, may result in a missed opportunity for us to increase our participation in a successful operation, may reduce our ability to protect an existing investment or may reduce the expected yield on the investment.

  Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.

       We invest primarily in the secured term debt of LMM, Private Loan and Middle Market companies and equity issued by LMM companies. Our portfolio companies may have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt in which we invest. By their terms, such debt instruments may entitle the holders to receive payment of interest or principal on or before the dates on which we are entitled to receive payments with respect to the debt instruments in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution. After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt instruments in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

  There may be circumstances where our debt investments could be subordinated to claims of other creditors or we could be subject to lender liability claims.

       Even though we may have structured certain of our investments as secured loans, if one of our portfolio companies were to go bankrupt, depending on the facts and circumstances and based upon principles of equitable subordination as defined by existing case law, a bankruptcy court could subordinate all or a portion of our claim to that of other creditors and transfer any lien securing such subordinated claim to the bankruptcy estate. The principles of equitable subordination defined by case law have generally indicated that a claim may be subordinated only if its holder is guilty of misconduct or where the senior loan is re-characterized as an equity investment and the senior lender has actually provided significant managerial assistance to the bankrupt debtor. We may also be subject to lender liability claims for actions taken by us with respect to a borrower's business or instances where we exercise control over the borrower. It is possible that we could become subject to a lender liability claim, including as a result of actions taken in rendering significant managerial assistance or actions to compel and collect payments from the borrower outside the ordinary course of business.

  Second priority liens on collateral securing loans that we make to our portfolio companies may be subject to control by senior creditors with first priority liens. If there is a default, the value of the collateral may not be sufficient to repay in full both the first priority creditors and us.

       Certain loans that we make are secured by a second priority security interest in the same collateral pledged by a portfolio company to secure senior debt owed by the portfolio company to commercial banks or other traditional lenders. Often the senior lender has procured covenants from the portfolio company prohibiting the incurrence of additional secured debt without the senior lender's consent. Prior to and as a condition of permitting the portfolio company to borrow money from us secured by the same collateral pledged to the senior lender, the senior lender will require assurances that it will control the disposition of any collateral in the event of bankruptcy or other default. In many such cases, the senior lender will require us to enter into an "intercreditor agreement" prior to permitting the portfolio company to borrow from us. Typically the intercreditor agreements we are requested to execute expressly subordinate our debt instruments to those held by the senior lender and further provide that the senior lender shall control: (1) the commencement of foreclosure or other proceedings to liquidate and collect on the collateral; (2) the nature, timing and conduct of foreclosure or other collection proceedings; (3) the amendment of any collateral document; (4) the release of the security interests in respect of any collateral; and (5) the waiver of defaults under any security agreement. Because of the control we may cede to senior lenders under intercreditor agreements we may enter, we may be unable to realize the proceeds of any collateral securing some of our loans.

       Finally, the value of the collateral securing our debt investment will ultimately depend on market and economic conditions, the availability of buyers and other factors. Therefore, there can be no assurance that the proceeds, if any, from the sale or sales of all of the collateral would be sufficient to satisfy the loan obligations secured by our first or second priority liens. There is also a risk that such collateral securing our investments will decrease in value over time, will be difficult to sell in a timely manner, will be difficult to appraise and will fluctuate in value based upon the success of the portfolio company and market conditions. If such proceeds are not sufficient to repay amounts outstanding under the loan obligations secured by our second priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the company's remaining assets, if any.

  We are a non-diversified investment company within the meaning of the 1940 Act and, therefore, we are not limited with respect to the proportion of our assets that may be invested in securities of a single issuer.

       We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. Under the 1940 Act, a "diversified" investment company is required to invest at least 75% of the value of its total assets in cash and cash items, government securities, securities of other investment companies and other securities limited in respect of any one issuer to an amount not greater than 5% of the value of the total assets of such company and no more than 10% of the outstanding voting securities of such issuer. As a non-diversified investment company, we are not subject to this requirement. To the extent that we assume large positions in the securities of a small number of issuers, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market's assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond our RIC asset diversification requirements, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few portfolio companies. See "Risk Factors — Federal Income Tax Risks — We will be subject to corporate-level U.S. federal income tax if we are unable to qualify as a RIC under Subchapter M of the Code."

  We generally will not control our portfolio companies.

       We do not, and do not expect to, control the decision making in many of our portfolio companies, even though we may have board representation or board observation rights and our debt agreements may contain certain restrictive covenants. As a result, we are subject to the risk that a portfolio company in which we invest will make business decisions with which we disagree, and the management of such company will take risks or otherwise act in ways that do not serve our interests as debt investors or minority equity holders. Due to the lack of liquidity for our investments in non-traded companies, we may not be able to dispose of our interests in our portfolio companies as readily as we would like or at an appropriate valuation. As a result, a portfolio company may make decisions that would decrease the value of our portfolio holdings.

  Defaults by our portfolio companies will harm our operating results.

       A portfolio company's failure to satisfy financial or operating covenants imposed by us or other lenders could lead to non-payment of interest and other defaults and, potentially, termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize a portfolio company's ability to meet its obligations under the debt or equity securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company.

  Any unrealized depreciation we experience in our portfolio may be an indication of future realized losses, which could reduce our income and gains available for distribution.

       As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at the fair value as determined in good faith by our Board of Directors. Decreases in the market values or fair values of our investments will be recorded as unrealized depreciation. Any unrealized depreciation in our portfolio could be an indication of a portfolio company's inability to meet its repayment obligations to us with respect to affected loans or a potential impairment of the value of affected equity investments. This could result in realized losses in the future and ultimately in reductions of our income and gains available for distribution in future periods.

  Prepayments of our debt investments by our portfolio companies could adversely impact our results of operations and reduce our return on equity.

       We are subject to the risk that the investments we make in our portfolio companies may be repaid prior to maturity. When this occurs, we will generally reinvest these proceeds in temporary investments, pending their future investment in new portfolio companies. These temporary investments will typically have substantially lower yields than the debt being prepaid, and we could experience significant delays in reinvesting these amounts. Any future investment in a new portfolio company may also be at lower yields than the debt that was repaid. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elect to prepay amounts owed to us. Additionally, prepayments could negatively impact our return on equity, which could result in a decline in the market price of our securities.

  Changes relating to the LIBOR calculation process, the phase-out of LIBOR and the use of replacement rates for LIBOR may adversely affect the value of our portfolio securities.

       LIBOR is the basic rate of interest used in lending transactions between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. We typically use LIBOR as a reference rate in floating rate loans we extend to portfolio companies such that the interest due to us pursuant to a term loan extended to a portfolio company is calculated using LIBOR and we use LIBOR as a reference rate in connection with certain of our Credit Facilities. The terms of our debt investments generally include minimum interest rate floors which are calculated based on LIBOR.

       In July 2017, the United Kingdom's Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. Although, on November 30, 2020, Intercontinental Exchange, Inc. ("ICE") announced that it will consider extending the LIBOR transition deadline to June 30, 2023, U.S. regulators continue to urge financial institutions to stop entering into new LIBOR transactions by the end of 2021. As such, the potential effect of a LIBOR phase out on our net investment income cannot yet be determined. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has identified the Secured Overnight Financing Rate ("SOFR") as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities and is based on directly observable U.S. Treasury-based repurchase transactions. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, at this time, it is not possible to predict whether SOFR will attain market traction as a LIBOR replacement tool or the effect of any such changes as the establishment of alternative reference rates or other reforms to LIBOR may be enacted in the United States, United Kingdom or elsewhere. If LIBOR ceases to exist, we may need to renegotiate the credit agreements with our portfolio companies that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established, which may have an adverse effect on our overall financial condition or results of operations. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market value for or value of any LIBOR-linked securities, loans and other financial obligations or extensions of credit held by or due to us and could have a material adverse effect on our business, financial condition, tax position and results of operations.

  Changes in interest rates may affect our cost of capital, net investment income and value of our investments.

       Some of our debt investments will bear interest at variable rates and may be negatively affected by changes in market interest rates. An increase in market interest rates would increase the interest costs and reduce the cash flows of our portfolio companies that have variable rate debt instruments, a situation which could reduce the value of the investment. The value of our securities could also be reduced from an increase in market interest rates as rates available to investors could make an investment in our securities less attractive than alternative investments. In addition, an increase in interest rates would make it more expensive for us to use debt to finance our investments. As a result, a significant increase in market interest rates could increase our cost of capital, which would reduce our net investment income. Conversely, decreases in market interest rates could negatively impact the interest income from our variable rate debt investments. A decrease in market interest rates may also have an adverse impact on our returns by requiring us to accept lower yields on our debt investments and by increasing the risk that our portfolio companies will prepay our debt investments, resulting in the need to redeploy capital at potentially lower rates. See further discussion and analysis at "Item 7A. Quantitative and Qualitative Disclosures about Market Risk".

  We may not realize gains from our equity investments.

       Certain investments that we have made in the past and may make in the future include warrants or other equity securities. Investments in equity securities involve a number of significant risks, including the risk of further dilution as a result of additional issuances, inability to access additional capital and failure to pay current distributions. Investments in preferred securities involve special risks, such as the risk of deferred distributions, credit risk, illiquidity and limited voting rights. In addition, our equity investments have in the past, and are expected in the future to continue to include, non-control, equity investments in portfolio companies in which our ability to influence or control the activities of the portfolio company may be limited by our non-control ownership position. Our goal is ultimately to realize gains upon our disposition of such equity interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. We also may be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business, recapitalization or public offering, which would allow us to sell the underlying equity interests. We often seek puts or similar rights to give us the right to sell our equity securities back to the portfolio company issuer; however, we may be unable to exercise these put rights for the consideration provided in our investment documents if the issuer is in financial distress.

  Our investments in foreign securities may involve significant risks in addition to the risks inherent in U.S. investments.

       Our investment strategy contemplates potential investments in debt securities of foreign companies. Investing in foreign companies may expose us to additional risks not typically associated with investing in securities of U.S. companies. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the U.S., higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility.

       Although most of our investments will be U.S. dollar denominated, any investments denominated in a foreign currency will be subject to the risk that the value of a particular currency will change in relation to one or more other currencies. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments.

Risks Relating to Debt Financing

  Our failure to comply with covenants under our Credit Facilities could accelerate our repayment obligations, thereby materially and adversely affecting our liquidity, financial condition, results of operations and ability to pay distributions.

       We will have a continuing need for capital to finance our operations. Our Credit Facilities contain affirmative and negative covenants usual and customary for leveraged financings, including maintaining minimum interest coverage and asset coverage ratios and minimum tangible net worth requirements. Our continued compliance with the covenants contained in our Credit Facilities depends on many factors, some of which are beyond our control. There are no assurances that we will continue to comply with these covenants. Any failure to satisfy these covenants could result in foreclosure by our lenders, which would accelerate our repayment obligations under our Credit Facilities and thereby have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders.

  Because we borrow money, the potential for gain or loss on amounts invested in us is magnified and may increase the risk of investing in us.

       Borrowings, also known as leverage, magnify the potential for gain or loss on invested equity capital. As we use leverage to partially finance our investments, our stockholders experience increased risks associated with investing in our securities. We may borrow from banks and other lenders, including under our Credit Facilities, and may issue debt securities or enter into other types of borrowing arrangements in the future. If the value of our assets decreases, leveraging would cause NAV per share to decline more sharply than it otherwise would have had we not leveraged our business, and such a decline could affect our ability to make distributions. Similarly, any decrease in our income would cause our net investment income to decline more sharply than it would have had we not leveraged our business. Such a decline could negatively affect our ability to make distributions to our stockholders. Use of leverage is generally considered a speculative investment technique.

         Illustration.     The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

Assumed Return on Our Portfolio
(net of expenses)(1)

	(10)%	(5)%	0%	5%	10%
Corresponding return to stockholders(2)	(17.0)%	(9.3)%	(1.6)%	6.0%	13.7%

(1)
Assumes, as of December 31, 2020, $888.0 million in total assets, $301.8 million in debt outstanding, $579.6 million in net assets, and a weighted-average interest rate on our outstanding debt of 3.1%. Actual interest payments on debt we incur may be different.

(2)
In order for us to cover our annual interest payments on indebtedness, we must achieve annual returns on our December 31, 2020 total assets of at least 1.1%.

  All of our assets are subject to security interests under our Credit Facilities and if we default on our obligations under our Credit Facilities, we may suffer adverse consequences, including foreclosure on our assets.

       Substantially all of our assets are currently pledged as collateral under our Credit Facilities. If we default on our obligations under our Credit Facilities, the lenders may have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests. In such event, we may be forced to sell our investments to raise funds to repay our outstanding borrowings in order to avoid foreclosure and these forced sales may be at times and at prices we would not consider advantageous. Moreover, such deleveraging of our company could significantly impair our ability to effectively operate our business in the manner in which we have historically operated. As a result, we could be forced to curtail or cease new investment activities and lower or eliminate the dividends paid to our stockholders. In addition, if the lenders exercise their right to sell the assets pledged under our Credit Facilities, such sales may be completed at distressed sale prices, thereby diminishing or potentially eliminating the amount of cash available to us after repayment of the amounts outstanding under our Credit Facilities.

Risks Relating to Our Common Stock

  Investing in shares of our common stock may involve a high degree of risk.

       The investments we make in accordance with our investment objective may result in a higher amount of risk than alternative investment options and a higher risk of volatility or loss of principal. Our investments in portfolio companies involve higher levels of risk and, therefore, an investment in our shares may not be suitable for someone with lower risk tolerance.

  Our shares of common stock are not listed on an exchange or quoted through a quotation system and may not be listed in the foreseeable future, if ever, and we are not obligated to effectuate a liquidity event by a specified date. Therefore, our stockholders will have limited liquidity and may not receive a full return of their invested capital if they sell their shares of common stock.

       Our shares of common stock are illiquid assets for which there is not a secondary market, nor is it expected that any secondary market will develop in the future. We intend to explore potential liquidity event for our stockholders from time to time. However, there can be no assurance that we will complete a liquidity event within such time or at all. We expect that our board of directors, in the exercise of its duties to us, will determine to pursue a liquidity event when it believes that then-current market conditions are favorable for a liquidity event and that such an event is in our best interests. A liquidity event could include (1) the sale of all or substantially all of our assets either on a complete portfolio basis or individually followed by a liquidation, (2) a listing of our shares of common stock on a national securities exchange or (3) a merger or another transaction approved by our board of directors in which our stockholders will receive cash or shares of a publicly traded company.

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

       Stockholders should also be aware that shares of publicly traded closed-end investment companies, including BDCs, frequently trade at a discount to their NAV. If our shares of common stock are eventually listed on a national securities exchange, we would not be able to predict whether our common stock would trade above, at or below NAV per share. This risk is separate and distinct from the risk that our NAV per share may decline.

  Our share repurchase program allows us to repurchase our stockholders' shares on a quarterly basis, subject to certain restrictions and limitations. As a result, our stockholders will have limited opportunities to sell their shares and, to the extent they are able to sell their shares under the program, our stockholders may not be able to recover the amount of their investment in our shares.

       We have a share repurchase program that currently allows us to repurchase during any calendar quarter shares of common stock in an amount equal to the lesser of (i) the number of shares we can repurchase with the proceeds we receive from the issuance of shares of our common stock under our dividend reinvestment plan or (ii) 2.5% of the weighted average number of shares of common stock outstanding in the prior four calendar quarters. Our Board of Directors may amend, suspend or terminate the share repurchase program at any time. In this regard, in light of the uncertainty surrounding the ultimate impact of the COVID-19 pandemic on the global financial markets and our portfolio specifically, on March 31, 2020, our Board of Directors unanimously approved a temporary suspension of the share repurchase program commencing with the second quarter of 2020. This suspension of the share repurchase program continued until March 2, 2021, when we announced that our Board of Directors has unanimously approved the reinstatement of the share repurchase program commencing with the second quarter of 2021. For the purposes of the repurchase beginning in April 2021, the Company has determined that the aggregate repurchase will equal 90% of the amount of distribution reinvestment plan proceeds resulting from the April 1, 2021 dividend payment.

       Our share repurchase program allows stockholders to sell back their shares of common stock to us on a quarterly basis at a price equal to the NAV per share, as determined within 48 hours of the repurchase date. The share repurchase program includes numerous restrictions that limit stockholders' the ability to sell shares back to us. At the discretion of our Board of Directors, we may make changes to the share repurchase program without prior stockholder approval. To the extent that the number of shares put to us for repurchase exceeds the number of shares that we offered to purchase, we will repurchase shares on a pro rata basis, subject to limited exceptions, not on a first-come, first-served basis. Further, we will have no obligation to repurchase shares if the repurchase would violate the restrictions on distributions under federal law or Maryland law, which prohibit distributions that would cause a corporation to fail to meet statutory tests of solvency. These limits may prevent us from accommodating all repurchase requests made in any year. In addition, our Board of Directors may suspend or terminate the share repurchase program and therefore should not be relied upon as a method to sell shares promptly and at a desired price.

  Our repurchase offers pursuant to our share repurchase program may be at prices lower than the price paid by our stockholders to purchase our common stock.

       When we make quarterly repurchase offers pursuant to the share repurchase program, we offer to repurchase shares of common stock at the NAV per share, as determined within 48 hours prior to the repurchase date, which price may be lower than the price that investors paid for shares of common stock in the Company's offering. As a result, to the extent an investor paid an offering price that included the related sales load, then the price at which such investor may sell shares of common stock pursuant to our share repurchase program may be lower than what such investor paid in connection with the purchase of shares of common stock.

  Our common stockholders' interest in us will be diluted if we issue additional shares, which could reduce the overall value of their investment.

       Our investors do not have preemptive rights to any shares we issue in the future. Our Articles of Incorporation authorize us to issue 450,000,000 shares of common stock. Pursuant to our Articles of Incorporation, a majority of our entire Board of Directors may amend our Articles of Incorporation from time to time to increase or decrease the aggregate number of authorized shares of stock or the number of authorized shares of stock of any class or series without stockholder approval. Our Board of Directors may elect to sell additional shares in future public offerings or issue equity interests in private offerings. To the extent we issue additional equity interests, our stockholders' percentage ownership interest in us will be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our investments, stockholders may also experience dilution in the book value and fair value of their shares of common stock.

  Provisions of the Maryland General Corporation Law and our articles of incorporation and bylaws could deter takeover attempts and have an adverse impact on the price of our common stock.

       The Maryland General Corporation Law and our articles of incorporation and bylaws contain provisions that may have the effect of discouraging, delaying or making difficult a change in control of our company or the removal of our incumbent directors. The existence of these provisions, among others, may have a negative impact on the price of our common stock and may discourage third-party bids for ownership of our company. These provisions may prevent any premiums being offered to you for our common stock.

  Our stockholders could experience dilution in their ownership percentage if they do not participate in our dividend reinvestment plan.

       All dividend declared to stockholders that have "opted in" to our dividend reinvestment plan are automatically reinvested in shares of our common stock. As a result, our stockholders that do not participate in our dividend reinvestment plan could experience dilution in their ownership percentage of our common stock over time if we issue additional shares of our common stock.

  We may in the future determine to issue preferred stock, which could adversely affect the value of our common stock.

       The issuance of shares of preferred stock with dividend or conversion rights, liquidation preferences or other economic terms favorable to the holders of preferred stock could adversely affect the market price for our common stock by making an investment in the common stock less attractive. In addition, the dividends on any preferred stock we issue must be cumulative. Payment of dividends and repayment of the liquidation preference of preferred stock must take preference over any dividends or other payments to our common stockholders and holders of preferred stock are not subject to any of our expenses or losses and are not entitled to participate in any income or appreciation in excess of their stated preference (other than convertible preferred stock that converts into common stock). In addition, under the 1940 Act, preferred stock constitutes a "senior security" for purposes of the asset coverage test.

Federal Income Tax Risks

  We will be subject to corporate level- U.S. federal income tax if we are unable to qualify as a RIC under Subchapter M of the Code.

       To maintain RIC tax treatment under the Code, we must meet the following annual distribution, income source and asset diversification requirements:

    •
    The Annual Distribution Requirement for a RIC will be satisfied if we distribute to our stockholders on an annual basis at least 90% of our net ordinary taxable income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% U.S. federal excise tax on such income. Any such carryover taxable income must be distributed through a dividend declared prior to filing the final tax return related to the year which generated such taxable income. For more information regarding tax treatment, see "Business — Regulation — Taxation as a Regulated Investment Company." Because we use debt financing, we are subject to certain asset coverage ratio requirements under the 1940 Act and are (and may in the future become) subject to certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirement. In addition, because we receive non-cash sources of income such as PIK interest which involves us recognizing taxable income without receiving the cash representing such income, we may have difficulty meeting the distribution requirement. If we are unable to obtain cash from other sources, we could fail to qualify for RIC tax treatment and thus become subject to corporate- level- U.S. federal income tax.

    •
    The source of income requirement will be satisfied if we obtain at least 90% of our gross income for each year from distributions, interest, gains from the sale of stock or securities or similar sources.

    •
    The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. To satisfy this requirement, at least 50% of the value of our assets must consist of cash, cash equivalents, U.S. government securities, securities of other RICs and other acceptable securities; and no more than 25% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other RICs, (i) of one issuer, (ii) of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or (iii) of certain "qualified publicly traded partnerships."

       Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments are in privately held companies, and therefore illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses. Moreover, if we fail to maintain RIC tax treatment for any reason and are subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.

  We may have difficulty paying the distributions required to maintain RIC tax treatment under the Code if we recognize income before or without receiving cash representing such income.

       We will include in income certain amounts that we have not yet received in cash, such as: (i) accretion of original issue discount, which may arise if we receive warrants in connection with the origination of a loan such that ascribing a value to the warrants creates original issue discount in the debt instrument, if we invest in a debt investment at a discount to the par value of the debt security or possibly in other circumstances; (ii) contractual payment-in-kind, or PIK, interest, which represents contractual interest added to the loan balance and due at the end of the loan term; (iii) contractual preferred dividends, which represents contractual dividends added to the preferred stock and due at the end of the preferred stock term, subject to adequate profitability at the portfolio company; or (iv) accretion of market discount, which is associated with loans purchased in the secondary market at a discount to par value. Such accretion of original issue discounts, increases in loan balances as a result of contractual PIK arrangements, cumulative preferred dividends, or amortization of market discount will be included in income before we receive the corresponding cash payments. We also may be required to include in income certain other amounts before we receive such amounts in cash. Investments structured with these features may represent a higher level of credit risk compared to investments generating income which must be paid in cash on a current basis. For the year ended December 31, 2020 approximately 5.3%, of our total investment income was attributable to PIK interest income and cumulative dividend income not paid currently in cash.

       Since, in certain cases, we may recognize taxable income before or without receiving cash representing such income, we may have difficulty meeting the Annual Distribution Requirement necessary to maintain RIC tax treatment under the Code. Accordingly, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level U.S. federal income tax. For additional discussion regarding the tax implications of a RIC, please see "Business — Regulation — Taxation as a Regulated Investment Company."

  We may in the future choose to pay dividends in our own stock, in which case you may be required to pay tax in excess of the cash you receive.

       We may distribute taxable dividends that are payable in part in our stock. Under certain applicable provisions of the Code and the Treasury regulations, distributions payable by us in cash or in shares of stock (at the stockholder's election) would satisfy the Annual Distribution Requirement. The Internal Revenue Service has issued guidance providing that a dividend payable in stock or in cash at the election of the stockholders will be treated as a taxable dividend eligible for the dividends paid deduction provided that at least 20% of the total dividend is payable in cash and certain other requirements are satisfied. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income (or as long-term capital gain to the extent such dividend is properly reported as a capital gain dividend) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our stock.

  Stockholders may have current tax liability on dividends they elect to reinvest in our common stock but would not receive cash from such dividends to pay such tax liability.

       If stockholders participate in our dividends reinvestment plan, they will be deemed to have received, and for federal income tax purposes will be taxed on, the amount reinvested in our common stock to the extent the amount reinvested was not a tax-free return of capital. As a result, unless a stockholder is a tax-exempt entity, it may have to use funds from other sources to pay its tax liability on the value of the dividend that they have elected to have reinvested in our common stock.

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

  Because we intend to distribute substantially all of our taxable income to our stockholders to maintain our status as a RIC, we will continue to need additional capital to finance our growth and regulations governing our operation as a BDC will affect our ability to and the way in which we raise additional capital and make distributions.

       In order to satisfy the requirements applicable to a RIC and to minimize corporate-level U.S. federal taxes, we intend to distribute to our stockholders substantially all of our net ordinary taxable income and net capital gain income. We may carry forward excess undistributed taxable income into the next year. Any such carryover taxable income must be distributed through a dividend declared prior to filing the final tax return related to the year which generated such taxable income. As a BDC, we generally are required to meet an asset coverage ratio, as defined in the 1940 Act, of at least 200% (or 150% if certain requirements are met) immediately after each issuance of senior securities. This requirement limits the amount that we may borrow and may prohibit us from making distributions. Because we will continue to need capital to grow our

Investment Portfolio, this limitation may prevent us from incurring debt and require us to raise additional equity at a time when it may be disadvantageous to do so.

       While we expect to be able to borrow and to issue additional debt and equity securities, we cannot assure you that debt and equity financing will be available to us on favorable terms, or at all. In addition, as a BDC, we generally are not permitted to issue equity securities priced below net asset value without stockholder approval. If additional funds are not available to us, we could be forced to curtail or cease new investment activities and our net asset value could decline.

General Risk Factors

  Deterioration in the economy and financial markets could impair our portfolio companies' financial positions and operating results and affect the industries in which we invest, which could, in turn, harm our operating results.

       The broader fundamentals of the United States economy remain mixed. In the event that the United States economy contracts, it is likely that the financial results of small to mid-sized companies, like those in which we invest, could experience deterioration or limited growth from current levels, which could ultimately lead to difficulty in meeting their debt service requirements and an increase in defaults. In addition, a decline in oil and natural gas prices would adversely affect the credit quality of our debt investments and the underlying operating performance of our equity investments in energy-related businesses. Consequently, we can provide no assurance that the performance of certain portfolio companies will not be negatively impacted by economic cycles, industry cycles or other conditions, which could also have a negative impact on our future results.

       Although we have been able to secure access to additional liquidity, including through our Credit Facilities and private debt issuance, the potential for volatility in the debt and equity capital markets provides no assurance that debt or equity capital will be available to us in the future on favorable terms, or at all.

  We may experience fluctuations in our operating results.

       We could experience fluctuations in our operating results due to a number of factors, including our ability or inability to make investments in companies that meet our investment criteria, the interest rate payable on the debt securities we acquire, the level of portfolio dividend and fee income, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, operating results for any period should not be relied upon as being indicative of performance in future periods.

  Terrorist attacks, acts of war, public health crises or natural disasters may affect any market for our securities, impact the businesses in which we invest and harm our business, operating results and financial condition.

       Terrorist acts, acts of war, public health crises (including the recent coronavirus outbreak) or natural disasters may disrupt our operations, as well as the operations of the businesses in which we invest. Such acts have created and continue to create economic and political uncertainties and have contributed to global economic instability. Future terrorist activities, military or security operations, public health crises, or natural disasters could further weaken the domestic/global economies and create additional uncertainties, which may negatively impact the businesses in which we invest directly or indirectly and, in turn, could have a material adverse impact on our business, operating results and financial condition. Losses from terrorist attacks, public health crises and natural disasters are generally uninsurable.

  We are highly dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our common stock and our ability to pay dividends.

       Our business is highly dependent on our and third parties' communications and information systems. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and adversely affect our business. There could be:

    •
    sudden electrical or telecommunications outages;

    •
    natural disasters such as earthquakes, tornadoes and hurricanes;

    •
    disease pandemics;

    •
    events arising from local or larger scale political or social matters, including terrorist acts; and

    •
    cyber-attacks; including software viruses, ransomware, malware and phishing and vishing schemes.

  The failure in cyber security systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning could impair our ability to conduct business effectively.

       The occurrence of a disaster such as a cyber-attack, a natural catastrophe, an industrial accident, a terrorist attack or war, events unanticipated in our disaster recovery systems, or a support failure from external providers, could have an adverse effect on our ability to conduct business and on our results of operations and financial condition, particularly if those events affect our computer-based data processing, transmission, storage and retrieval systems or destroy data. If a significant number of our managers were unavailable in the event of a disaster, our ability to effectively conduct our business could be severely compromised.

       We depend heavily upon computer systems to perform necessary business functions. Despite our implementation of a variety of security measures, our and our Adviser's computer systems could be subject to cyber-attacks and unauthorized access, such as physical and electronic break-ins or unauthorized tampering. Like other companies, we may experience threats to our data and systems, including malware and computer virus attacks, unauthorized access, system failures and disruptions. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary and other information processed and stored in and transmitted through our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations, which could result in damage to our reputation, financial losses, litigation, increased costs, regulatory penalties and/or customer dissatisfaction or loss.

       Third parties with which we do business (including, but not limited to, service providers, such as accountants, custodians, transfer agents and administrators and the issuers of securities in which we invest) may also be sources or targets of cyber security or other technological risks. While we engage in actions to reduce our exposure resulting from outsourcing, we cannot control the cyber security plans and systems put in place by these third parties and ongoing threats may result in unauthorized access, loss, exposure or destruction of data, or other cybersecurity incidents, with increased costs and other consequences, including those described above. Privacy and information security laws and regulation changes, and compliance with those changes, may also result in cost increases due to system changes and the development of new administrative processes.

Item 1B.    Unresolved Staff Comments

       None.

Item 2.    Properties

       We do not own any real estate or other physical properties materially important to our operation. Currently, the Main Street leases office space in Houston, Texas for its and its affiliates' corporate headquarters. We believe that the office facilities of Main Street are suitable and adequate for our business as it is contemplated to be conducted.

Item 3.    Legal Proceedings

       We may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise. Furthermore, third parties may seek to impose liability on us in connection with the activities of our portfolio companies. While the outcome of any current legal proceedings cannot at this time be predicted with certainty, we do not expect any current matters will materially affect our financial condition or results of operations; however, there can be no assurance whether any pending legal proceedings will have a material adverse effect on our financial condition or results of operations in any future reporting period.

Item 4.    Mine Safety Disclosures

       Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

       Set forth below is a chart describing the classes of our securities outstanding as of March 30, 2021:

(1)	(2)	(3)	(4)
Title of Class	Amount Authorized	Amount Held by Us or for Our Account	Amount Outstanding Exclusive of Amount Under Column(3)
Common Stock, par value $0.001 per share	450,000,000	—	79,608,304

       As of March 30, 2021, we had 14,478 record holders of our common stock.

Use of Proceeds from Registered Securities

       With the approval of our Board of Directors, we closed the Offering to new investors effective September 30, 2017. We raised gross proceeds totaling approximately $851.2 million in the Offering including proceeds from the dividend reinvestment plan of approximately $118.3 million through December 31, 2020.

Issuer Purchases of Equity Securities

       The following table lists shares we repurchased under our share repurchase program during the period covered by this Form 10-K.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs(1)
January 1 through January 31, 2019	—	$—	—	—
February 1 through February 28, 2019	—	—	—	—
March 1 through March 31, 2019	820,174	7.99	820,174	—
April 1 through April 30, 2019	—	—	—	—
May 1 through May 31, 2019	803,240	7.98	803,240	—
June 1 through June 30, 2019	—	—	—	—
July 1 through July 31, 2019	—	—	—	—
August 1 through August 31, 2019	—	—	—	—
September 1 through September 30, 2019	804,778	7.93	804,778	—
October 1 through October 31, 2019	—	—	—	—
November 1 through November 30, 2019	797,226	7.86	797,226	—
December 1 through December 31, 2019	—	—	—	—
January 1 through January 31, 2020	—	—	—	—
February 1 through February 29, 2020	791,488	7.70	791,488	—
March, 1, 2020 through March 31, 2020

Total	4,016,906		4,016,906

(1)
In September 2013, we commenced a share repurchase program, which was modified by our Board of Directors on August 10, 2018 pursuant to which we intend to offer to repurchase on a quarterly basis shares equal to the lesser of (i) the number of shares of common stock we can repurchase with the proceeds we received from the issuance of common stock under our dividend reinvestment plan ("DRIP") or (ii) 2.5% of the weighted average number of shares of common stock outstanding in the prior four calendar quarters.

       On March 31, 2020, the Company's Board of Directors unanimously approved a temporary suspension of the Company's share repurchase program commencing with the second quarter of 2020. The Board of Directors determined that it was the best interest of the Company to suspend the share repurchase program in order to preserve the financial flexibility and liquidity given the prolonged impact of COVID-19. On March 2, 2021, the Company's Board of Directors approved the reinstatement of the Company's share repurchase program commencing in April 2021. For the purposes of the first repurchase beginning in April 2021, the Company has determined that the aggregate repurchase will equal 90% of the amount of the DRIP proceeds resulting from the April 1, 2021 dividend payment.

Item 6.    Selected Financial Data

       The selected financial and other data below as of December 31, 2020, 2019, 2018, 2017, and 2016 and for the years then ended have been derived from audited financial statements. The data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of

Operations" and the financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(dollars in thousands)
Statement of operations data:
Investment income:
Non-Control/Non-Affiliate investments	$69,487	$92,469	$95,100	$92,971	$80,920
Affiliate investments	14,762	12,683	11,841	6,934	3,968
Control investments	2,476	6,652	4,477	1,763	928

Total investment income	86,725	111,804	111,418	101,668	85,816

Expenses:
Interest expense	17,211	25,684	24,817	18,317	15,055
Base management and incentive fees	18,524	26,189	26,522	23,427	19,177
Internal administrative services expenses	3,625	3,088	2,688	3,014	2,315
Offering costs	205	376	407	1,861	901
Professional fees	2,403	1,112	864	645	1,056
Insurance	422	312	191	191	191
Other general and administrative	1,141	2,245	2,044	1,518	1,440

Expenses before fee and expense waivers	43,531	59,006	57,533	48,973	40,135
Waiver of incentive fees	—	—	(3,333)	(1,642)	(26)
Waiver of internal administrative services expenses	(3,625)	(3,088)	(2,688)	(3,014)	(2,315)

Total expenses, net of fee and expense waivers	39,906	55,918	51,512	44,317	37,794

Net investment income before taxes	46,819	55,886	59,906	57,351	48,022
Income tax expense (benefit), including excise tax	1,243	820	1,019	624	336

Net investment income	45,576	55,066	58,887	56,727	47,686
Total realized gain (loss) on investments	(52,663)	(18,402)	(18,247)	(2,371)	(19,308)

Net realized income	(7,087)	36,664	40,640	54,356	28,378
Total net change in unrealized appreciation (depreciation) on investments	(2,676)	2,963	(362)	(1,730)	38,206

Net increase (decrease) in net assets resulting from operations	$(9,763)	$39,627	$40,278	$52,626	$66,584

Net investment income per share — basic and diluted	$0.59	$0.70	$0.74	$0.73	$0.70
Net realized income per share — basic and diluted	$(0.09)	$0.47	$0.51	$0.70	$0.41
Net increase (decrease) in net assets from operations per share — basic and diluted	$(0.12)	$0.51	$0.51	$0.68	$0.97
Weighted average shares outstanding — basic and diluted	79,212,196	78,757,732	79,250,498	77,718,813	68,029,977

	As of December 31,
	2020	2019	2018	2017	2016
	(dollars in thousands)
Balance sheet data:
Assets:
Total portfolio investments at fair value	$825,522	$1,027,597	$1,106,568	$1,049,439	$989,247
Cash and cash equivalents	49,066	21,846	21,757	45,791	23,719
Interest receivable	8,303	8,749	9,292	8,638	7,204
Receivable for securities sold	—	—	918	4,959	7,610
Prepaid and other assets	2,439	4,403	4,038	4,072	1,268
Deferred offering costs (net of accumulated amortization)	—	—	—	—	680
Deferred financing costs (net of accumulated amortization)	2,691	3,516	4,857	6,163	3,840

Total assets	$888,021	$1,066,111	$1,147,430	$1,119,062	$1,033,568

Liabilities and net assets:
Accounts payable and other liabilities	$2,379	$1,684	$2,456	$1,459	$1,164
Payable for unsettled trades	—	—	—	—	932
Stockholders distributions payable	—	4,669	4,676	4,772	4,354
Base management fees payable	4,202	5,388	5,854	5,682	5,054
Due to affiliates	—	44	57	59	184
Directors' fees payable	—	21	21	17	12
Payable for securities purchased	—	—	—	29,284	11,035
Credit facilities payable	301,816	445,000	509,000	430,000	413,000

Total liabilities	308,397	456,806	522,064	471,273	435,735
Total net assets	579,624	609,305	625,366	647,789	597,833

Total liabilities and net assets	$888,021	$1,066,111	$1,147,430	$1,119,062	$1,033,568

Other data:
Weighted-average effective yield on LMM debt investments(1)	11.1%	11.8%	12.3%	12.2%	12.4%
Number of LMM portfolio companies	34	33	30	25	23
Weighted-average effective yield on Middle Market debt investments(1)	8.2%	8.5%	9.8%	9.1%	8.8%
Number of Middle Market portfolio companies	28	36	46	55	72
Weighted-average effective yield on Private Loan debt investments(1)	9.2%	9.7%	10.3%	9.1%	9.2%
Number of Private Loan portfolio companies	40	49	48	38	29
Expense ratios (as percentage of average net assets):
Total expenses to average net assets	7.2%	9.1%	8.2%	7.1%	7.1%
Net investment income to average net assets	8.4%	8.8%	9.2%	9.0%	8.9%
Total return based on change in NAV	(1.8)%	6.4%	6.3%	8.6%	12.3%

(1)
Weighted-average effective yield is calculated based on our investments at the end of each period and includes accretion of original issue discounts and amortization of premiums, and the amortization of fees received in connection with transactions. Investments on non-accrual status are assumed to have a zero yield in the calculation of weighted-average effective yield.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

       The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

       Statements we make in the following discussion which express a belief, expectation or intention, as well as those that are not historical fact, are forward-looking statements that are subject to risks, uncertainties and assumptions. Our actual results, performance or achievements, or industry results, could differ materially from those we express in the following discussion as a result of a variety of factors, including the risks and uncertainties we have referred to under the headings "Cautionary Statement Concerning Forward-Looking Statements" and "Risk Factors" in Part I of this report.

COVID-19 UPDATE

       The COVID-19 pandemic, and the related effect on the U.S. and global economies, has had, and threatens to continue to have, adverse consequences for our business and operating results, and the businesses and operating results of our portfolio companies. During the quarter ended December 31, 2020, our Adviser continued to work collectively with its personnel and our portfolio companies to navigate the significant challenges created by the COVID-19 pandemic. Our Adviser has remained focused on ensuring the safety of its personnel and the employees of our portfolio companies, while also managing our ongoing business activities. In this regard, our Adviser remains heavily engaged with our portfolio companies. As discussed below under "Discussion and Analysis of Results of Operations," our investment income, principally our interest and dividend income, was negatively impacted by the economic effects of COVID-19 in 2020. However, we maintain access to multiple sources of liquidity, including cash and unused capacity under our Credit Facilities. And, as discussed in more detail in "— Recent Developments", subsequent to year-end we entered into a $300 million senior secured revolving credit facility with JPM to replace the Deutsche Bank Credit Facility to improve our liquidity. As of December 31, 2020, we were in compliance with all debt covenants and do not anticipate any issues with our ability to comply with all covenants in the future. Refer to "— Financial Condition, Liquidity and Capital Resources" below for further discussion as of December 31, 2020.

       Neither our Adviser nor our Board of Directors is able to predict the full impact of the COVID-19 pandemic, including its duration and the magnitude of its economic and societal impact. As such, while we will continue to monitor the rapidly evolving situation and guidance from U.S. and international authorities, including federal, state and local public health authorities, we are unable to predict with any certainty the extent to which the outbreak will negatively affect our portfolio companies' operating results and financial condition or the impact that such disruptions may have on our results of operations and financial condition in the future.

INVESTMENT PORTFOLIO ACTIVITY

       The following tables provide a summary of our investments in the LMM, Middle Market and Private Loan portfolios as of December 31, 2020 and 2019 (this information excludes the Other Portfolio investments which are discussed further below):

	As of December 31, 2020
	LMM(a)	Middle Market	Private Loan
	(dollars in millions)
Number of portfolio companies	34	28	40
Fair value	$217.0	$191.3	$366.6
Cost	$191.2	$216.4	$378.2
Debt investments as a % of portfolio (at cost)	66.0%	93.5%	91.4%
Equity investments as a % of portfolio (at cost)	34.0%	6.5%	8.6%
% of debt investments at cost secured by first priority lien	99.7%	90.6%	91.3%
Weighted-average annual effective yield(b)	11.1%	8.2%	9.2%
Average EBITDA(c)	$6.2	$78.5	$54.1

(a)
At December 31, 2020, we had equity ownership in approximately 97% of our LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was approximately 10%.

(b)
The weighted-average annual effective yields were computed using the effective interest rates for all debt investments at cost as of December 31, 2020, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status. Weighted-average annual effective yield is higher than what an investor in shares of our common stock will realize on its investment because it does not reflect our expenses or any sales load paid by an investor.

(c)
The average EBITDA is calculated using a simple average for the LMM portfolio and a weighted-average for the Middle Market and Private Loan portfolios. These calculations exclude certain portfolio companies, including three LMM portfolio companies, one Middle Market portfolio company and four Private Loan portfolio companies, as EBITDA is not a meaningful valuation metric for our investments in these portfolio companies, and those portfolio companies whose primary purpose is to own real estate.

	As of December 31, 2019
	LMM(a)	Middle Market	Private Loan
	(dollars in millions)
Number of portfolio companies	33	36	49
Fair value	$225.1	$272.4	$481.2
Cost	$195.1	$310.7	$481.2
Debt investments as a % of portfolio (at cost)	68.5%	95.5%	96.4%
Equity investments as a % of portfolio (at cost)	31.5%	4.5%	3.6%
% of debt investments at cost secured by first priority lien	99.4%	90.6%	93.8%
Weighted-average annual effective yield(b)	11.8%	8.5%	9.7%
Average EBITDA(c)	$6.2	$83.4	$56.4

(a)
At December 31, 2019, we had equity ownership in approximately 97% of our LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was approximately 10%.

(b)
The weighted-average annual effective yields were computed using the effective interest rates for all debt investments at cost as of December 31, 2019, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status. Weighted-average annual effective yield is higher than what an investor in shares of our common stock will realize on its investment because it does not reflect our expenses or any sales load paid by an investor.

(c)
The average EBITDA is calculated using a simple average for the LMM portfolio and a weighted-average for the Middle Market and Private Loan portfolios. These calculations exclude certain portfolio companies, including three LMM portfolio companies, two Middle Market portfolio companies and three Private Loan portfolio companies, as EBITDA is not a meaningful valuation metric for our investments in these portfolio companies, and those portfolio companies whose primary purpose is to own real estate.

       As of December 31, 2020, we had Other Portfolio investments in five companies, collectively totaling approximately $50.5 million in fair value and approximately $54.9 million in cost basis and which comprised approximately 6.1% of our Investment Portfolio at fair value. As of December 31, 2019, we had Other Portfolio investments in five companies, collectively totaling approximately $48.9 million in fair value and approximately $53.1 million in cost basis and which comprised approximately 4.8% of our Investment Portfolio at fair value.

CRITICAL ACCOUNTING POLICIES

       The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the periods reported. Actual results could materially differ from those estimates. Critical accounting policies are those that require management to make subjective or complex judgments about the effect of matters that are inherently uncertain and may change in subsequent periods. Changes that may be required in the underlying assumptions or estimates in these areas could have a material impact on our current and future financial condition and results of operations.

       Management has discussed the development and selection of each critical accounting policy and estimate with the Audit Committee of the Board of Directors. Our critical accounting policies and estimates include the Investment Portfolio Valuation and Revenue Recognition policies described below. Our significant accounting policies are described in greater detail in Note 2 to the consolidated financial statements included in "Item 8. — Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

  Investment Portfolio Valuation

       The most significant determination inherent in the preparation of our consolidated financial statements is the valuation of our Investment Portfolio and the related amounts of unrealized appreciation and depreciation. We consider this determination to be a critical accounting estimate, given the significant judgments and subjective measurements required. As of December 31, 2020 and 2019, our Investment Portfolio valued at fair value represented approximately 93% and 96% of our total assets, respectively. We are required to report our investments at fair value. We follow the provisions of FASB ASC 820, Fair Value Measurements and Disclosures ("ASC 820"). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. ASC 820 requires us to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal market that are independent, knowledgeable and willing and able to transact. See "Valuation of the Investment Portfolio" within "Note 2 — Basis of Presentation and Summary of Significant Accounting Policies" in the notes to consolidated financial statements for a detailed discussion of our investment portfolio valuation process and procedures.

       Due to the inherent uncertainty in the valuation process, our determination of fair value for our Investment Portfolio may differ materially from the values that would have been determined had a ready market for the securities existed. In addition, changes in the market environment, portfolio company performance and other events that may occur over the lives of the investments may cause the gains or losses ultimately realized on these investments to be materially different than the valuations currently assigned. We determine the fair value of each individual investment and record changes in fair value as unrealized appreciation or depreciation.

       Our Board of Directors has the final responsibility for overseeing, reviewing and approving, in good faith, our determination of the fair value for our Investment Portfolio and our valuation procedures, consistent with 1940 Act requirements. We believe our Investment Portfolio as of December 31, 2020 and 2019 approximates fair value as of those dates based on the markets in which we operate and other conditions in existence on those reporting dates.

       The SEC recently adopted new Rule 2a-5 under the 1940 Act, which establishes requirements for determining fair value in good faith for purposes of the 1940 Act. We will comply with the new rule's valuation requirements on or before the SEC's compliance date in 2022.

  Revenue Recognition

  Interest and Dividend Income

       We record interest and dividend income on the accrual basis to the extent amounts are expected to be collected. Dividend income is recorded as dividends are declared by the portfolio company or at the point an obligation exists for the portfolio company to make a distribution. In accordance with our valuation policies, we evaluate accrued interest and dividend income periodically for collectability. When a loan or debt security becomes 90 days or more past due, and if we otherwise do not expect the debtor to be able to service all of its debt or other obligations, we will generally place the loan or debt security on non-accrual status and cease recognizing interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. If a loan or debt security's status significantly improves regarding the debtor's ability to service the debt or other obligations, or if a loan or debt security is sold or written off, we remove it from non-accrual status.

  PIK Interest and Cumulative Dividends

       We hold certain debt and preferred equity instruments in our Investment Portfolio that contain PIK interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed or sold. To maintain RIC tax treatment (as discussed in "Income Taxes" within "Note 2 — Basis of Presentation and Summary of Significant Accounting Policies" in the notes to consolidated financial statements), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though we may not have collected the PIK interest and cumulative dividends in cash. We stop accruing PIK interest and cumulative dividends and write off any accrued and uncollected interest and dividends in arrears when we determine that such PIK interest and dividends in arrears are no longer collectible. For the years ended December 31, 2020, 2019, and 2018, (i) approximately 5.3%, 4.1% and 1.7%, respectively, of our total investment income was attributable to PIK interest income and cumulative dividend income not paid currently in cash.

INVESTMENT PORTFOLIO COMPOSITION

       The following tables summarize the composition of our total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at cost and fair value by type of investment as a percentage of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments as of December 31, 2020 and 2019 (this information excludes the Other Portfolio).

Cost:	December 31, 2020	December 31, 2019
First lien debt	79.5%	79.9%
Equity	13.9%	13.8%
Second lien debt	4.6%	4.7%
Equity warrants	0.2%	0.2%
Other	1.8%	1.4%

	100.0%	100.0%

Fair Value:	December 31, 2020	December 31, 2019
First lien debt	76.0%	77.9%
Equity	17.3%	16.6%
Second lien debt	4.6%	4.0%
Equity warrants	0.3%	0.2%
Other	1.8%	1.3%

	100.0%	100.0%

       Our LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments carry a number of risks including: (1) investing in companies which may have limited operating histories and financial resources; (2) holding investments that generally are not publicly traded and which may be subject to legal and other restrictions on resale; and (3) other risks common to investing in below investment grade debt and equity investments in our Investment Portfolio. Please see "Risk Factors — Risks Related to Our Investments" for a more complete discussion of the risks involved with investing in our Investment Portfolio.

PORTFOLIO ASSET QUALITY

       We utilize an internally developed investment rating system to rate the performance of each LMM portfolio company and to monitor our expected level of returns on each of our LMM investments in relation to our expectations for the portfolio company. The investment rating system takes into consideration various factors, including each investment's expected level of returns, the collectability of our debt investments and the ability to receive a return of the invested capital in our equity investments, comparisons to competitors and other industry participants, the portfolio company's future outlook and other factors that are deemed to be significant to the portfolio company.

       As of December 31, 2020, our total Investment Portfolio had three investments on non-accrual status, which comprised approximately 0.6% of its fair value and 1.3% of its cost. As of December 31, 2019, our total Investment Portfolio had five investments on non-accrual status, which comprised approximately 1.5% of its fair value and 2.9% of its cost.

       The operating results of our portfolio companies are impacted by changes in the broader fundamentals of the United States economy. In periods during which the United States economy contracts, as it has due to the impact of COVID-19, it is likely that the financial results of small to mid-sized companies, like those in which we invest, could experience deterioration or limited growth from current levels, which could ultimately lead to difficulty in meeting their debt service requirements, to an increase in defaults on our debt investments or in realized losses on our investments and to difficulty in maintaining historical dividend payment rates and unrealized appreciation on our equity investments. Consequently, we can provide no assurance that the performance of certain portfolio companies will not be negatively impacted by future economic cycles or other conditions, which could also have a negative impact on our future results.

DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

       Set forth below is a comparison of the results of operations and changes in financial condition for the years ended December 31, 2020 and 2019. The comparison of, and changes between, the fiscal years ended December 31, 2019 and 2018 can be found within "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which is incorporated herein by reference.

  Comparison of the years ended December 31, 2020 and 2019

	Twelve months ended December 31,		Net Change
	2020	2019	Amount	%
	(dollars in thousands)
Total investment income	$86,725	$111,804	$(25,079)	(22)%
Total expenses (net of fee and expense waivers)	(39,906)	(55,918)	16,012	29%

Net investment income	46,819	55,886	(9,067)	(16)%
Net realized loss from investments	(52,663)	(18,402)	(34,261)	NM
Net unrealized appreciation (depreciation) from investments	(2,676)	2,963	(5,639)	NM
Income tax benefit (provision)	(1,243)	(820)	(423)	NM

Net increase (decrease) in net assets resulting from operations	$(9,763)	$39,627	$(49,390)	NM

NM
Not Meaningful

  Total Investment Income

       For the years ended December 31, 2020 and 2019, our total investment income was approximately $86.7 million and $111.8 million, respectively. The decrease in total investment income was predominantly the result of a decrease in interest income of $23.5 million and dividend income of $2.3 million. The following table provides a summary of the changes in the comparable period activity.

	Twelve months ended December 31,		Net Change
	2020	2019	Amount	%
	(dollars in thousands)
Interest Income	$76,982	$100,543	$(23,561)	(23	)%(a)
Dividend Income	7,789	10,113	(2,324)	(23	)%(b)
Fee Income	1,954	1,148	806	70%

Total investment income	$86,725	$111,804	$(25,079)	(22)%

(a)
The decrease in interest income was primarily due to lower floating rates on investment portfolio debt investments based upon the decline in the London Interbank Offered Rate ("LIBOR"), an increase in the level of non-accrual investments and the reduction in our total portfolio debt investments. For the year ended December 31, 2020, our average investment portfolio at fair value was $905.6 million, compared to $1,073.2 million for the year ended December 31, 2019. For the year ended December 31, 2020, our average effective yield on investment portfolio debt investments at fair value was 9.2%, compared to 9.5% for the year ended December 31, 2019.

(b)
The decrease in dividend income is primarily attributable to the negative impact of COVID-19 on many of our portfolio Companies' operating results, financial condition and liquidity, as well as the uncertainty relative to the duration of the pandemic's effects.

  Total Expenses

       For the years ended December 31, 2020 and 2019, expenses, net of any fee and expense waivers, were approximately $39.9 million and $55.9 million, respectively. The decrease in expenses was primarily due to a decrease in interest expense fees of $8.5 million, lower base management fees of $7.7 million and no subordinated incentive fees incurred during 2020. The following table provides a summary of the changes in the comparable period activity.

	Twelve months ended December 31,		Net Change
	2020	2019	Amount	%
	(dollars in thousands)
Interest expense	$17,211	$25,684	$(8,473)	(33	)%(a)
Base management and incentive fees	18,524	26,189	(7,665)	(29	)%(b)
Administrative services fees	3,625	3,088	537	17%
Offering costs	205	376	(171)	(45)%
Professional fees	2,403	2,259	144	6%
Insurance	422	312	110	35%
Board of Director fees	466	418	48	11%
Other general and administrative	675	680	(5)	(1)%

Total expenses before fee and expense waivers	43,531	59,006	(15,475)	(26)%
Waiver of internal administrative services expenses	(3,625)	(3,088)	(537)	17%

Total Expenses	$39,906	$55,918	$(38,489)	(69)%

(a)
Decrease in interest expense is primarily due to lower average amount outstanding on our Credit Facilities.

(b)
Decrease in base management fees of $3.7 million primarily due to a decrease in the gross assets subject to base management fee calculation and a 0.25% reduction of the base management effective beginning October 30, 2020 under the Investment Advisory Agreement. For the year ended December 31, 2020, the Advisers did not earn any subordinated incentive fee whereas for the year ended December 31, 2019, the Advisers earned a subordinated incentive fee on income of $3.9 million.

  Net Investment Income

       Net investment income for the year ended December 31, 2020 decreased 16% to $46.8 million compared to net investment income of $55.9 million for the prior year. The decrease in net investment income was principally attributable to the decrease in total investment income, partially offset by lower operating expenses, both as discussed above.

  Net Realized Gain (Loss) from Investments

       The following table provides a summary of the primary components of the total net realized loss on investments of $52.7 million for the year ended December 31, 2020:

	Year Ended December 31, 2020
	Full Exits		Partial Exits		Restructures		Total
	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	# of Investments
	(dollars in thousands)
LMM Portfolio	$(4,075)	1	$—	—	$—	—	$(4,075)	1
Middle Market Portfolio	(26,703)	6	—	—	(16,033)	2	(42,736)	8
Private Loan Portfolio	—	—	—	—	(6,384)	2	(6,384)	2

Total Net Realized Gain/(Loss)	$(30,778)	7	—	—	$(22,417)	4	$(53,195)	11

       The following table provides a summary of the primary components of the total net realized loss on investments of $18.4 million for the year ended December 31, 2019:

	Year Ended December 31, 2019
	Full Exits		Partial Exits		Restructures		Total
	Net Gain/Loss	# of Investments	Net Gain/Loss	# of Investments	Net Gain/Loss	# of Investments	Net Gain/Loss	# of Investments
	(dollars in thousands)
LMM Portfolio	$—	—	$195	1	$—	—	$195	1
Middle Market Portfolio	(5,386)	1	(5,430)	1	(8,550)	2	(19,365)	4
Private Loan Portfolio	618	3	435	1	—	—	1,053	4

Total Net Realized Gain/(Loss)	$(4,768)	4	$(4,800)	3	$(8,550)	2	$(18,117)	9

  Net Unrealized Appreciation (Depreciation)

       The following table provides a summary of the total net unrealized depreciation of $2.7 million for the year ended December 31, 2020:

	LMM(a)	Middle Market(b)	Private Loan(c)	Other	Total
	(dollars in millions)
Accounting reversals of net unrealized (appreciation) depreciation recognized in prior periods due to net realized (gains / income) losses recognized during the current period	$4.3	$37.7	$9.2	$—	$51.2
Net unrealized depreciation relating to portfolio investments	(8.4)	(24.1)	(21.2)	(0.2)	(53.9)

Total net unrealized depreciation relating to portfolio investments	$(4.1)	$13.6	$(12.0)	$(0.2)	$(2.7)

(a)
Includes unrealized appreciation on 38 LMM portfolio investments and unrealized depreciation on 49 LMM portfolio investments.

(b)
Includes unrealized appreciation on 13 Middle Market portfolio investments and unrealized depreciation on 31 Middle Market portfolio investments.

(c)
Includes unrealized appreciation on 25 Private Loan portfolio investments and unrealized depreciation on 59 Private Loan portfolio investments.

       The following table provides a summary of the total net unrealized appreciation of $3.0 million for the year ended December 31, 2019:

	Year Ended December 31, 2019
	LMM(a)	Middle Market(b)	Private Loan(c)	Other	Total
	(dollars in millions)
Accounting reversals of net unrealized (appreciation) depreciation recognized in prior periods due to net realized (gains / income) losses recognized during the current period	$(0.2)	$15.3	$(1.1)	$0.6	$14.7
Net unrealized appreciation (depreciation) relating to portfolio investments	5.5	(28.6)	12.4	(1.2)	(11.8)

Total net unrealized appreciation (depreciation) relating to portfolio investments	$5.5	$(13.2)	$11.3	$(0.6)	$3.0

(a)
Includes unrealized appreciation on 36 LMM portfolio investments and unrealized depreciation on 37 LMM portfolio investments.

(b)
Includes unrealized appreciation on 18 Middle Market portfolio investments and unrealized depreciation on 33 Middle Market portfolio investments.

(c)
Includes unrealized appreciation on 49 Private Loan portfolio investments and unrealized depreciation on 31 Private Loan portfolio investments.

Net Increase (Decrease) in Net Assets Resulting from Operations

       The net decrease in net assets resulting from operations for the year ended December 31, 2020 was $9.8 million, or $0.12 per share, compared with an increase in net assets of $39.6 million, or $0.51 per share, during the year ended December 31, 2019. The tables above provides a summary of the reasons for the change in Net Decrease in Net Assets Resulting from Operations for the year ended December 31, 2020 as compared to the year ended December 31, 2019.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Overview

       The "Financial Condition, Liquidity and Capital Resources" section should be read in conjunction with the "COVID-19 Update" section above.

       We currently generate cash primarily from interest, dividends and fees earned on our investments, principal repayments and proceeds from sales of our investments and the net proceeds of the issuance of shares under our dividend reinvestment plan.

       Prior to investing in securities of portfolio companies, we invest the net proceeds from the issuance of shares of common stock under our dividend reinvestment plan and from sales and pay-downs of existing investments primarily in cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt instruments maturing in one year or less from the time of investment, consistent with our BDC election and our election to be taxed as a RIC.

       To seek to enhance our returns, we intend to continue to employ leverage as market conditions permit and at the discretion of our Adviser, but we do not intend for leverage employed to cause our asset coverage ratio to be less than 200%, which is the minimum asset coverage ratio we are currently allowed to maintain under the 1940 Act.

       We anticipate that we will continue to fund our investment activities through existing cash, if any, proceeds from our dividend reinvestment plan, if any, and borrowings on our Credit Facilities. However, with the approval of our board of directors, we closed the Offering to new investors effective September 30, 2017. Due to the impacts of the COVID-19 pandemic, our primary uses of funds in the short-term are expected to be to fund draws on unfunded commitments on existing investments in portfolio companies, operating expenses and cash distributions, if any, to holders of our common stock.

Cash and Cash Equivalents

       As of December 31, 2020, we had $8.6 million in cash and cash equivalents, which we held in various custodial accounts, $40.5 million in restricted cash and our NAV totaled approximately $579.6 million, equating to approximately $7.28 per share. As of December 31, 2019, we had approximately $21.8 million in cash and cash equivalents and our NAV totaled approximately $609.3 million equating to approximately $7.77 per share.

Cash Flows

       For the year ended December 31, 2020, we experienced a net decrease in cash and cash equivalents of approximately $13.2 million and increase in restricted cash of $40.5 million. During that period, approximately $195.8 million of cash was generated from our operating activities, which principally consisted of the (i) repayment of portfolio investments of $238.1 million, partially offset by the purchase of new portfolio investments of $80.9 million (ii) cash we generated from the operating profit earned totaling $36.8 million, which is our net investment income, excluding the non-cash effects of the accretion of unearned income, payment-in-kind interest income, cumulative dividends and the amortization of expenses for deferred financing costs and (iii) cash proceeds of $1.9 million related to the change in other assets and liabilities. During the year ended December 31, 2020, approximately $168.6 million was used in financing activities, which principally consisted of a net $143.2 million decrease in borrowings outstanding under our Credit Facilities, $18.5 million in cash dividends paid to stockholders net of $13.7 million of proceeds from our DRIP and $6.1 million in repurchases of common stock from existing stockholders.

       For the year ended December 31, 2019, we experienced a net increase in cash and cash equivalents of approximately $0.1 million. During that period, approximately $120.2 million of cash was generated from our operating activities, which principally consisted of the (i) repayment of portfolio investments of $357.3 million, (ii) cash we generated from operating profits earned totaling $44.5 million, which is our net investment income excluding the non-cash effects of the accretion of unearned income, payment-in-kind interest income, cumulative dividends and the amortization expense for deferred financing costs and (iii) $0.4 million of cash proceeds related to changes in other assets and liabilities, partially offset by the purchase of new portfolio investments of $282.0 million. During the year ended December 31, 2019, approximately $120.1 million was used in financing activities, which principally consisted of a net $64.0 million decrease in borrowings under our Credit Facilities, $30.1 million in cash distributions paid to stockholders net of $25.1 million of proceeds from our DRIP and $25.6 million in repurchases of common stock from existing stockholders.

Share Repurchase Program

       On March 31, 2020, the Company's Board of Directors unanimously approved a temporary suspension of the Company's share repurchase program commencing with the second quarter of 2020. The Board of Directors determined that it was the best interest of the Company to suspend the share repurchase program in order to preserve the financial flexibility and liquidity given the prolonged impact of COVID-19.

       On March 2, 2021, the Company's Board of Directors approved the reinstatement of the Company's share repurchase program commencing in April 2021. For the purposes of the first repurchase beginning in April 2021, the Company has determined that the aggregate repurchase will equal 90% of the amount of the DRIP proceeds resulting from the April 1, 2021 dividend payment.

Capital Resources

       As of December 31, 2020, we had $8.6 million in cash and cash equivalents, $40.8 million of restricted cash and $86.0 million of unused capacity under our Credit Facilities, which we maintain to support our investment and operating activities. As of December 31, 2020, our net asset value totaled $579.6 million, or $7.28 per share.

       On March 6, 2017, we entered into an amended and restated senior secured revolving credit agreement (as amended, the "TIAA Credit Facility") with TIAA, FSB (formerly known as EverBank Commercial Finance, Inc. prior to June 18, 2018) ("TIAA Bank"), as administrative agent, and with TIAA Bank and other financial institutions as lenders. As of December 31, 2020, the TIAA Credit Facility, as amended permitted aggregate revolver commitments of $130.0 million, with an accordion provision allowing increases in aggregate commitments, not to exceed $150.0 million, with lender consent. The revolver commitments terminate on March 6, 2022, and all outstanding advances are payable on March 6, 2023, with two one-year extension options available for both such dates, subject to lender consent. Borrowings under the TIAA Credit Facility bear interest, subject to our election, on a per annum basis at a rate equal to (i) LIBOR plus 2.60% or (ii) the base rate plus 1.60%. The base rate is defined as the higher of (a) the prime rate, (b) the Federal Funds Rate (as defined in the credit agreement) plus 0.5% or (c) LIBOR plus 1.0%. As of December 31, 2020, the one-month LIBOR was 0.14%. Additionally, we pay an annual unused commitment fee of 0.30% on the unused revolver commitments if more than 50% of the revolver commitments are being used and an annual unused commitment fee of 0.625% on the unused revolver commitments if less than 50% of the revolver commitments are being used. For the year ended December 31, 2020, the average cost of borrowings on the TIAA Credit Facility, excluding amortization of deferred financing costs, was approximately 3.37% per annum. As of December 31, 2020, the Company was not aware of any instances of noncompliance with covenants related to the TIAA Credit Facility.

       On May 18, 2015, HMS Funding entered into an amended and restated credit agreement (as amended, the "Deutsche Bank Credit Facility") among HMS Funding, as borrower, the Company, as equityholder and as servicer, Deutsche Bank AG, New York Branch ("Deutsche Bank"), as administrative agent, the financial institutions party thereto as lenders (together with Deutsche Bank, the "HMS Funding Lenders"), and U.S. Bank National Association, as collateral agent and collateral custodian. On April 24, 2020, the Deutsche Bank Credit Facility was amended to, among other things, terminate the revolver commitments effective on April 24, 2020 and begin the amortization period through November 20, 2022, the maturity date. During the amortization period, (i) no further advances or reinvestment of principal collections are permitted, and all monthly interest and principal proceeds from the Company's investments securing the Deutsche Bank Credit Facility (net of certain fees and expenses) will be applied against the outstanding advances on the facility, (ii) outstanding advances bear interest on a per annum basis at a rate equal to the sum of one-month LIBOR plus the applicable margin of (a) 2.85% if the effective advance rate (as defined in the Deutsche Bank Credit Facility) is greater than 50.0% or (b) 2.60% if the effective advance rate is less than 50.0% and (iii) HMS Funding incurs an administrative agent fee of (a) 0.97% per annum if the effective advance rate is greater than 50.0% or (b) 0.83% per annum if the effective advance rate is less than 50.0%. As of December 31, 2020, the one-month LIBOR was 0.14%. HMS Funding incurs no undrawn fees or utilization fees during the amortization period. For the year ended December 31, 2020, the average cost of borrowings on the Deutsche Bank Credit Facility, excluding amortization of deferred financing costs, was approximately 3.38% per annum. As of December 31, 2020, the Company was not aware of any instances of noncompliance with covenants related to the Deutsche Bank Credit Facility.

       As of December 31, 2020, we had $44.0 million outstanding and $86.0 million of undrawn commitments under our TIAA Credit Facility, and $257.8 million outstanding under the Deutsche Bank Credit Facility, both of which we estimated approximated fair value. Effective April 24, 2020, HMS Funding amended the Deutsche Bank Credit Facility to, among other things, terminate the facility's revolver commitments and begin the amortization period of the facility. During such amortization period, no further advances or reinvestment of principal proceeds are permitted, and all interest and principal proceeds received from the investments securing the facility (net of certain fees and expenses) will be applied against the outstanding advances on the facility. Availability under the TIAA Credit Facility is subject to certain borrowing base limitations and the asset coverage restrictions under the 1940 Act. For further information on our Credit Facilities, including key terms and financial covenants, refer to Note 5 — Debt to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

       As a BDC, we are permitted, under specified conditions, to issue "senior securities," including borrowing money from banks or other financial institutions, only in amounts such that our asset coverage, as that term is defined in the 1940 Act, immediately after each such issuance is at least equal to the percentage set forth in Section 61 of the 1940 Act that is applicable to us at such time. Prior to the enactment of the SBCAA in March 2018, the asset coverage requirement applicable to BDCs was 200%. Subject to the receipt of certain approvals, a BDC may be subject to a reduced asset coverage of 150%. We have not requested or obtained any of the types of approval necessary to reduce the asset coverage requirement applicable to us. As of December 31, 2020, and 2019, our asset coverage ratio under BDC regulations was 292% and 237%, respectively.

       Although in the past we have been able to secure access to potential additional liquidity, through proceeds from the Offering and also by entering into our Credit Facilities, there is no assurance that equity or debt capital will be available to us in the future on favorable terms, or at all.

Related Party Transactions and Agreements

       We have entered into agreements with HMS Adviser, MSC Adviser and our Dealer Manager, whereby we pay certain fees and reimbursements to these entities. These included payments to our Dealer Manager for selling commissions and the Dealer Manager fee and include payments to HMS Adviser and MSC Adviser for reimbursement of offering costs. In addition, we make payments for certain services that include the identification, execution, and management of our investments and also the management of our day-to-day operations provided to us by HMS Adviser and MSC Adviser, pursuant to various agreements that we have entered into. See Note 8 — Related Party Transactions and Arrangements to the financial statements included elsewhere in this Annual Report on Form 10-K for additional information regarding related party transactions.

Contractual Obligations

       As of December 31, 2020, we had $301.8 million in borrowings outstanding under our Credit Facilities. The TIAA Credit Facility will mature on March 6, 2022. The Deutsche Bank Credit Facility, which was scheduled to mature on November 20, 2022, was fully repaid on February 3, 2021. See above for a further description of the Credit Facilities and footnote (2) below for additional information regarding the Deutsche Bank Credit Facility.

       A summary of our significant contractual payment obligations for the repayment of outstanding borrowings at December 31, 2020 is as follows:

	Payments Due By Period (dollars in thousands)
	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
TIAA Credit Facility(1)	$44,000	$—	$44,000	$—	$—
Deutsche Bank Credit Facility(2)	257,816	—	257,816	—	—

Total	$301,816	$—	$301,816	$—	$—

(1)
At December 31, 2020, $86.0 million remained available under the TIAA Credit Facility; however, our borrowing ability is limited to the asset coverage restrictions imposed by the TIAA Credit Facility and the 1940 Act, as discussed above.

(2)
On February 3, 2021, the total amount outstanding on the Deutsche Bank Credit Facility was fully repaid, see Note 11 — Subsequent Events to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.

Recently Issued Accounting Standards

       From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that are adopted by us as of the specified effective date. We believe that the impact of recently issued standards and any that are not yet effective will not have a material impact on our consolidated financial statements upon adoption. For a description of recently issued or adopted accounting standards, see Note 2 to the consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

Inflation

       Inflation has not had a significant effect on our results of operations in any of the reporting periods presented herein. However, our portfolio companies have experienced, and may in the future experience, the impacts of inflation on their operating results, including periodic escalations in their costs for labor, raw materials and third-party services and required energy consumption.

Off-Balance Sheet Arrangements

       We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments include commitments to extend credit and fund equity capital and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. At December 31, 2020, we had a total of $27.4 million in outstanding commitments comprised of (i) twenty-one investments with commitments to fund revolving loans that had not been fully drawn or term loans with additional commitments not yet funded and (ii) three investments with equity capital commitments that had not been fully called.

Recent Developments

JPM SPV Facility

       On February 3, 2021, MSIF Funding LLC ("MSIF Funding"), our wholly-owned subsidiary that primarily holds originated loan investments, entered into a senior secured revolving credit facility (as amended from time to time, the "JPM SPV Facility") with JPMorgan Chase Bank, National Association ("JPM"). JPM serves as administrative agent, U.S. Bank, N.A., serves as collateral agent and collateral administrator and the Company serves as portfolio manager under the JPM SPV Facility. The period during which MSIF Funding may make borrowings under the JPM SPV Facility expires on February 3, 2024 and the JPM SPV Facility is scheduled to mature on February 3, 2025 ("Maturity Date").

       Advances under the JPM SPV Facility bear interest at a per annum rate equal to the three-month LIBOR in effect, plus the applicable margin of 2.90% per annum. MSIF Funding will also pay a commitment fee of 0.75% per annum on the average daily unused amount of the financing commitments until the third anniversary of the JPM SPV Facility.

       The initial commitment amount of the JPM SPV Facility is $300 million. The JPM SPV Facility has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments and borrowing availability under the JPM SPV Facility to up to $450 million.

       Initial proceeds from borrowings under the JPM SPV Facility were used to purchase certain investments and participating interest from HMS Funding. HMS Funding, in turn, used the proceeds from these transactions and restricted cash to fully repay its existing indebtedness under Deutsche Bank Credit Facility. Concurrently, the Company and HMS Funding extinguished the Deutsche Bank Credit Facility and transferred certain portfolio investments previously held by HMS Funding to MSIF Funding. The Deutsche Bank Credit

Facility had been in an amortization period, requiring that all principal and interest payments received on investments held by HMS Funding be paid to lenders to retire the outstanding balance under the Deutsche Bank Credit Facility, since April 2020.

$40 Million Term Loan Agreement with Main Street Capital Corporation

       On January 27, 2021, we entered into a term loan agreement (the "Main Street Term Loan") with Main Street, the parent company of the Adviser. The Main Street Term Loan provided a loan of $40 million to the Company, bearing interest at a fixed rate of 5.00% per annum and maturing on January 27, 2026. The Main Street Term Loan also required a 1.0% upfront fee payable to Main Street and the loan was fully funded on the closing date. Borrowings under the Main Street Term Loan are expressly subordinated and junior in right of payment to all of our secured indebtedness and may be prepaid any time after January 27, 2023, in accordance with conditions described in the Main Street Term Loan.

Dividend Declared and Reinstatement of Share Repurchase Program

       On March 2, 2021, our Board of Directors declared a cash dividend of $0.10 per share. This dividend will be payable to holders of our common stock as of the record date of March 31, 2021 on April 1, 2021. Additionally, the Board approved the reinstatement of our Share Repurchase Program, which commits us to repurchase, on a quarterly basis, the lesser of (i) the number of shares we can repurchase with the proceeds we receive from the issuance of shares under our dividend reinvestment plan and (ii) 2.5% of the weighted average number of shares outstanding in the prior four calendar quarters, at the discretion of the Board. For the purposes of the first repurchase beginning in April 2021, we have determined that the aggregate repurchase will equal 90% of the amount of DRIP proceeds resulting from the April 1, 2021 dividend payment..

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.

       We are subject to financial market risks, including changes in interest rates, and changes in interest rates may affect both our interest expense on the debt outstanding under our Credit Facilities and our interest income from portfolio investments. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. Our investment income will be affected by changes in various interest rates, including LIBOR and prime rates, to the extent that any debt investments include floating interest rates. See "Risk Factors — Risks Relating to Our Investments — Changes relating to the LIBOR calculation process, the phase-out of LIBOR and the use of replacement rates for LIBOR may adversely affect the value of our portfolio securities." and "Risk Factors — Risks Relating to Our Investments — Changes in interest rates may affect our cost of capital, net investment income and value of our investments." for more information regarding risks associated with our debt investments and borrowings that utilize LIBOR as a reference rate.

       The majority of our debt investments are made with either fixed interest rates or floating rates that are subject to contractual minimum interest rates for the term of the investment. As of December 31, 2020, approximately 83% of our debt investment portfolio (at cost) bore interest at floating rates, 89% of which were subject to contractual minimum interest rates. Our interest expense will be affected by changes in the published LIBOR rate in connection with our Credit Facilities. As of December 31, 2020, we had not entered into any interest rate hedging arrangements. Due to our limited use of derivatives, we have claimed an exclusion from the definition of the term "commodity pool operator" under the Commodity Exchange Act and, therefore, are not subject to registration or regulation as a pool operator under such Act.

       The following table shows the approximate annualized increase or decrease (dollars in thousands) in the components of net investment income due to hypothetical interest rate index changes, assuming no changes in our investments and borrowings as of December 31, 2020.

Basis Point Change	Increase (Decrease) in Interest Income	(Increase) Decrease in Interest Expense	Increase (Decrease) in Net Investment Income	Increase (Decrease) in Net Investment Income per Share
	(dollars in thousands, except per share amounts)
(150)	$(125)	$467	$342	$—
(125)	(125)	467	342	—
(100)	(125)	467	342	—
(75)	(125)	467	342	—
(50)	(125)	467	342	—
(25)	(125)	467	342	—
25	158	(755)	(597)	(0.01)
50	317	(1,509)	(1,192)	(0.01)
75	516	(2,264)	(1,748)	(0.02)
100	1,490	(3,018)	(1,528)	(0.02)
125	2,658	(3,773)	(1,115)	(0.01)
150	3,990	(4,527)	(537)	(0.01)

       The hypothetical results assume that all LIBOR and prime rate changes would be effective on the first day of the period. However, the contractual LIBOR and prime rate reset dates would vary throughout the period, on either a monthly or quarterly basis, for both our investments and our Credit Facilities. The hypothetical results would also be impacted by the changes in the amount of debt outstanding under our Credit Facilities (with an increase (decrease) in the debt outstanding under the Credit Facilities resulting in an (increase) decrease in the hypothetical interest expense).

Item 8.    Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
MSC Income Fund, Inc.

Opinion on the financial statements

       We have audited the accompanying consolidated balance sheets of MSC Income Fund, Inc. (a Maryland corporation) and subsidiaries (the "Company"), including the consolidated schedule of investments, as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements") and the financial highlights for each of the five years in the period ended December 31, 2020. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations, changes in net assets and its cash flows for each of the three years in the period ended December 31, 2020, and the financial highlights for each of the five years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

       These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

       We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

       Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included verification by confirmation of securities as of December 31, 2020 and 2019, by correspondence with the portfolio companies and custodians, or by other appropriate auditing procedures where replies were not received. We believe that our audits provide a reasonable basis for our opinion.

Critical audit matters

       The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Fair Value Investments

       As described further in Note 3 to the financial statements, the Company's investments at fair value were $825,522 thousand at December 31, 2020 and were measured using significant unobservable inputs and assumptions, categorized as Level 3 investments within the fair value hierarchy. Investment values are generally based on prices or valuation techniques, such as the income and market approach, that require inputs that are significant to the overall fair value measurement, and are observable in non-active markets or unobservable. The significant unobservable inputs disclosed by management include, among others, weighted-average cost of capital ("WACC") inputs and market multiples for equity investments, and risk adjusted discount rates, percentage of expected principal recovery and third-party quotes for debt investments. Changes in these assumptions could have a significant impact on the determination of fair value. As such, we identified fair value of investments as a critical audit matter.

       The principal considerations for our determination that fair value of Level 3 investments are a critical audit matter are the significant management judgements used in developing complex valuation techniques and inherent estimation uncertainty. Auditing these investments requires a high degree of auditor judgement and subjectivity, in addition to the use of valuation professionals with specialized skills and knowledge, to evaluate the reasonableness of unobservable inputs and assumptions.

       The primary procedures we performed to address this critical audit matter included:

  •
  Testing the design and operating effectiveness of controls over management's process to determine investment fair value. Specifically, we identified and tested key attributes of management's fair value determination review. These attributes addressed the relevance, adequacy and appropriateness of the data, assumptions, valuation methods, and mathematical accuracy used to determine investment fair value as of the reporting date.

  •
  With the assistance of internal valuation specialists to evaluate and test management's process to develop the valuation estimates or develop an independent expectation, we performed substantive audit procedures to determine mathematical accuracy and to determine that the data, valuation methods, and significant unobservable inputs and assumptions used to determine investment fair value as of the Company's reporting date were reasonable. Certain key inputs/assumptions tested by us for a sample of investments, included the following:

  •
  enterprise values,

  •
  weighted average cost of capital ("WACC"),

  •
  discount rates,

  •
  forecasted cash flows and long-term growth rates,

  •
  discount for lack of marketability,

  •
  market multiples,

  •
  weighting between valuation techniques,

  •
  risk adjusted discount factor,

  •
  percentage of expected principal recovery,

  •
  third party quotes, in conjunction with other inputs, and

  •
  third-party appraisals.

  •
  In testing the above, we considered available third-party market information and published studies, current economic conditions and subsequent events, and other information that could be corroborated to source information.

/s/ GRANT THORNTON LLP

We have served as the Company's auditor since 2012.

Houston, Texas
March 30, 2021

MSC Income Fund, Inc.

Consolidated Balance Sheets

(dollars in thousands, except share and per share amounts)

	December 31, 2020	December 31, 2019
ASSETS
Investments at fair value:
Non-Control/Non-Affiliate investments (cost: $678,764 and $878,632 as of December 31, 2020 and December 31, 2019, respectively)	$634,001	$838,643
Affiliate investments (cost: $143,740 and $144,006 as of December 31, 2020 and December 31, 2019, respectively)	157,690	154,158
Control investments (cost: $18,152 and $17,417 as of December 31, 2020 and December 31, 2019, respectively)	33,831	34,796

Total investments (cost: $840,656 and $1,040,055 as of December 31, 2020 and December 31, 2019, respectively)	825,522	1,027,597
Cash and cash equivalents	8,586	21,846
Restricted cash	40,480	—
Dividends and interest receivable	8,303	8,749
Deferred financing costs (net of accumulated amortization of $4,443 and $2,990 as of December 31, 2020 and December 31, 2019, respectively)	2,691	3,516
Prepaid and other assets	2,439	4,403

Total assets	$888,021	$1,066,111

LIABILITIES
Credit facilities payable	$301,816	$445,000
Accounts payable and other liabilities	2,093	1,434
Dividend payable	—	4,669
Base management and incentive fees payable	4,202	5,388
Due to affiliates	—	44
Directors' fees payable	—	21
Interest payable	286	250

Total liabilities	308,397	456,806

Commitments and contingencies (Note 10)
NET ASSETS
Common stock, $.001 par value (150,000,000 shares authorized, 79,608,304 and 78,463,377 issued and outstanding at December 31, 2020 and December 31, 2019, respectively)	80	78
Additional paid-in-capital	682,028	675,554
Total overdistributed earnings	(102,484)	(66,327)

Total net assets	579,624	609,305

Total liabilities and net assets	$888,021	$1,066,111

NET ASSET VALUE PER SHARE	$7.28	$7.77

The accompanying notes are an integral part of these consolidated financial statements

MSC Income Fund, Inc.

Consolidated Statements of Operations

(dollars in thousands, except share and per share amounts)

	Twelve Months Ended December 31,
	2020	2019	2018
INVESTMENT INCOME:
Interest, fee and dividend income:
Non-Control/Non-Affiliate investments	$69,487	$92,469	$95,100
Affiliate investments	14,762	12,683	11,841
Control investments	2,476	6,652	4,477

Total investment income	86,725	111,804	111,418
EXPENSES:
Interest expense	17,211	25,684	24,817
Base management fees	18,524	22,246	23,189
Incentive fees	—	3,943	3,333
Internal administrative service expenses	3,625	3,088	2,688
Offering costs	205	376	407
Professional fees	2,403	2,259	2,205
Insurance	422	312	191
Board of Director fees	466	418	336
Other general and administrative	675	680	367

Total expenses before fee and expense waivers	43,531	59,006	57,533
Waiver of incentive fees	—	—	(3,333)
Waiver of internal administrative services expenses	(3,625)	(3,088)	(2,688)

Total expenses, net of fee and expense waivers	39,906	55,918	51,512

NET INVESTMENT INCOME	46,819	55,886	59,906
NET REALIZED GAIN (LOSS):
Non-Control/Non-Affiliate investments	(49,315)	(12,503)	(19,150)
Affiliate investments	(4,041)	(5,266)	903
Control investments	693	(633)	—

Total net realized loss	(52,663)	(18,402)	(18,247)

NET CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION):
Non-Control/Non-Affiliate investments	(4,774)	(8,726)	(5,935)
Affiliate investments	3,798	3,585	755
Control investments	(1,700)	8,104	4,818

Total net change in unrealized appreciation (depreciation)	(2,676)	2,963	(362)

INCOME TAXES:
Federal and state income, excise and other taxes	1,243	820	1,019

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(9,763)	$39,627	$40,278

NET INVESTMENT INCOME PER SHARE	$0.59	$0.70	$0.74

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE (EARNINGS PER SHARE)	$(0.12)	$0.51	$0.51

WEIGHTED AVERAGE SHARES OUTSTANDING — BASIC AND DILUTED	79,212,196	78,757,732	79,250,498

The accompanying notes are an integral part of these consolidated financial statements

MSC Income Fund, Inc.

Consolidated Statements of Changes in Net Assets

(dollars in thousands, except shares)

	Common Stock
	Number of Shares	Par Amount	Additional Paid in Capital	Total Overdistributed Earnings	Total Net Assets
Balances at December 31, 2017	79,511,731	$80	$685,593	$(37,884)	$647,789
Dividend reinvestment	3,263,698	3	27,098	—	27,101
Common stock repurchased	(4,190,605)	(4)	(34,286)	—	(34,290)
Net increase resulting from operations	—	—	—	40,278	40,278
Dividends to stockholders	—	—	222	(55,734)	(55,512)

Balances at December 31, 2018	78,584,824	$79	$678,627	$(53,340)	$625,366

Dividend reinvestment	3,103,971	2	25,066	—	25,068
Common stock repurchased	(3,225,418)	(3)	(25,608)	—	(25,611)
Net increase resulting from operations	—	—	—	39,627	39,627
Dividends to stockholders	—	—	(2,531)	(52,614)	(55,145)

Balances at December 31, 2019	78,463,377	$78	$675,554	$(66,327)	$609,305

Dividend reinvestment	1,936,415	3	13,693	—	13,696
Common stock repurchased	(791,488)	(1)	(6,093)	—	(6,094)
Net decrease resulting from operations	—	—	—	(9,763)	(9,763)
Dividends to stockholders	—	—	—	(27,520)	(27,520)
Reclassification for certain permanent book-to-tax differences	—	—	(1,126)	1,126	—

Balances at December 31, 2020	79,608,304	$80	$682,028	$(102,484)	$579,624

The accompanying notes are an integral part of these consolidated financial statements

MSC Income Fund, Inc.

Consolidated Statements of Cash Flows

(dollars in thousands)

	Twelve Months Ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase (decrease) in net assets resulting from operations	$(9,763)	$39,627	$40,278
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash generated from operating activities:
Proceeds from sales and repayments of debt investments in portfolio companies	238,080	357,308	494,730
Investments in portfolio companies	(80,928)	(281,973)	(585,010)
Net change in unrealized (appreciation) depreciation	2,676	(2,963)	362
Net realized loss	52,663	18,402	18,247
Amortization of deferred financing costs	1,453	1,348	1,333
Amortization of deferred offering costs	205	376	407
Accretion of unearned income	(5,794)	(7,787)	(9,830)
Payment-in-kind interest	(4,622)	(4,535)	(1,895)
Changes in other assets and liabilities:
Interest receivable	446	543	(654)
Prepaid and other assets	1,964	640	1,191
Base management and incentive fees payable	(1,186)	(466)	172
Due to affiliates	(44)	(13)	(2)
Directors' fees payable	(21)	—	4
Interest payable	36	(98)	85
Accounts payable and other liabilities	659	(249)	759

Net cash provided by (used in) operating activities	195,824	120,160	(39,823)
CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of common stock	(6,094)	(25,611)	(34,290)
Payment of offering costs	(205)	(376)	(407)
Dividends paid	(18,493)	(30,084)	(28,507)
Repayments on Credit Facilities payable	(196,510)	(264,500)	(363,000)
Proceeds from Credit Facilities payable	53,326	200,500	442,000
Payment of deferred financing costs	(628)	—	(7)

Net cash provided by (used in) financing activities	(168,604)	(120,071)	15,789
Net increase (decrease) in cash, cash equivalents and restricted cash	27,220	89	(24,034)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT THE BEGINNING OF THE PERIOD	21,846	21,757	45,791

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT THE END OF THE PERIOD	$49,066	$21,846	$21,757

Supplemental cash flow disclosures:
Cash paid for interest	$15,721	$24,433	$23,399
Cash paid for taxes	$1,102	$1,269	$698
Non-cash financing activities:
Dividends declared and unpaid	$—	$4,669	$4,676
Shares issued pursuant to the DRIP	$13,696	$25,068	$27,101

The accompanying notes are an integral part of these consolidated financial statements

MSC Income Fund

Consolidated Schedule of Investments

December 31, 2020
(dollars in thousands)

Portfolio Company(1)(20)		Investment Date(24)	Business Description	Type of Investment(2)(3)(15)	Shares/Units	Rate	Maturity Date	Principal(4)	Cost(4)	Fair Value(18)

Control Investments(5)
Copper Trail Fund Investments	(12)(13)	July 17, 2017	Investment Partnership
				LP Interests (CTMH, LP)	38.8%				$872	$747	(31)
GRT Rubber Technologies LLC ("GRT")		December 19, 2014	Manufacturer of Engineered Rubber Products
				Secured Debt		7.15% (L+7.00%)	12/31/2023	8,262	8,246	8,262
				Member Units	2,896				6,435	22,120	(8)

									14,681	30,382
Harris Preston Fund Investments	(12)(13)	October 1, 2017	Investment Partnership
				LP Interests (2717 MH, L.P.)	49.3%				2,599	2,702	(31)

Subtotal Control Investments (5.8% of net assets at fair value)									$18,152	$33,831

Affiliate Investments(6)
AFG Capital Group, LLC		November 7, 2014	Provider of Rent-to-Own Financing Solutions and Services
				Secured Debt		10.00%	5/25/2022	123	123	123
				Preferred Member Units	46				300	1,450

									423	1,573
Analytical Systems Keco, LLC		August 16, 2019	Manufacturer of Liquid and Gas Analyzers
				Secured Debt		12.00% (L+10.00%, Floor 2.00%)	8/16/2024	1,289	1,180	1,180	(9)
				Preferred Member Units	800				800	800
				Warrants	105		8/16/2029		79	—	(27)

									2,059	1,980
Brewer Crane Holdings, LLC		January 9, 2018	Provider of Crane Rental and Operating Services
				Secured Debt		11.00% (L+10.00%, Floor 1.00%)	1/9/2023	2,139	2,119	2,119	(9)
				Preferred Member Units	737				1,070	1,460	(8)

									3,189	3,579
Centre Technologies Holdings, LLC		January 4, 2019	Provider of IT Hardware Services and Software Solutions
				Secured Debt		12.00% (L+10.00%, Floor 2.00%)	1/4/2024	2,907	2,868	2,868	(9)
				Preferred Member Units	3,174				1,460	1,540

									4,328	4,408
Chamberlin Holding LLC		February 26, 2018	Roofing and Waterproofing Specialty Contractor
				Secured Debt		9.00% (L+8.00%, Floor 1.00%)	2/26/2023	3,803	3,745	3,803	(9)
				Member Units	1,087				2,860	7,020	(8)
				Member Units	1				330	318	(8)(30)

									6,935	11,141
Charlotte Russe, Inc	(11)	May 28, 2013	Fast-Fashion Retailer to Young Women
				Common Stock	14,973				2,470	—
Charps, LLC		February 3, 2017	Pipeline Maintenance and Construction
				Secured Debt		15.00%	6/5/2022	167	167	167
				Preferred Member Units	400				100	2,630	(8)

									267	2,797

MSC Income Fund

Consolidated Schedule of Investments — (Continued)

December 31, 2020
(dollars in thousands)

Portfolio Company(1)(20)		Investment Date(24)	Business Description	Type of Investment(2)(3)(15)	Shares/Units	Rate	Maturity Date	Principal(4)	Cost(4)	Fair Value(18)

Clad-Rex Steel, LLC		December 20, 2016	Specialty Manufacturer of Vinyl-Clad Metal
				Secured Debt		10.50% (L+9.50%, Floor 1.00%)	12/20/2021	2,720	2,706	2,706	(9)
				Member Units	179				1,820	2,153	(8)
				Secured Debt		10.00%	12/20/2036	278	275	275	(30)
				Member Units	200				53	132	(30)

									4,854	5,266
Cody Pools, Inc.		March 6, 2020	Designer of Residential and Commercial Pools
				Secured Debt		12.25% (L+10.50%, Floor 1.75%)	3/6/2025	3,554	3,488	3,554	(9)
				Preferred Member Units	147				2,079	3,740

									5,567	7,294
Copper Trail Fund Investments	(12)(13)	July 17, 2017	Investment Partnership
				LP Interests (Copper Trail Energy Fund I, LP)	12.4%				2,161	1,782	(8)(31)
Digital Products Holdings LLC		April 1, 2018	Designer and Distributor of Consumer Electronics
				Secured Debt		11.00% (L+10.00%, Floor 1.00%)	4/1/2023	4,543	4,493	4,493	(9)
				Preferred Member Units	964				2,375	2,459	(8)

									6,868	6,952
Direct Marketing Solutions, Inc.		February 13, 2018	Provider of Omni-Channel Direct Marketing Services
				Secured Debt		12.00% (L+11.00%, Floor 1.00%)	2/13/2023	3,772	3,717	3,717	(9)
				Preferred Stock	2,100				2,100	4,840

									5,817	8,557
Freeport Financial Funds	(12)(13)	July 31, 2015	Investment Partnership
				LP Interests (Freeport First Lien Loan Fund III LP)	6.0%				10,785	10,321	(8)(31)
Gamber-Johnson Holdings, LLC ("GJH")		June 24, 2016	Manufacturer of Ruggedized Computer Mounting Systems
				Secured Debt		9.00% (L+7.00%, Floor 2.00%)	6/24/2021	4,960	4,935	4,960	(9)
				Member Units	6.0%				3,711	13,120	(8)

									8,646	18,080
Gulf Publishing Holdings, LLC		April 29, 2016	Energy Industry Focused Media and Publishing
				Secured Debt		10.50% (5.25% Cash, 5.25% PIK) (L+9.50%, Floor 1.00%)	9/30/2020	63	63	63	(9)(17)(19)
				Secured Debt		12.50% (6.25% Cash, 6.25% PIK)	4/29/2021	3,269	3,264	2,988	(19)
				Member Units	920				920	—

									4,247	3,051
Harris Preston Fund Investments	(12)(13)	August 9, 2017	Investment Partnership
				LP Interests (HPEP 3, L.P.)	8.2%				3,071	3,258	(31)
Hawk Ridge Systems, LLC	(13)	December 2, 2016	Value-Added Reseller of Engineering Design and Manufacturing Solutions
				Secured Debt		11.00%	12/2/2023	3,350	3,335	3,350
				Preferred Member Units	56				713	2,008	(8)
				Preferred Member Units	56				38	105	(30)

									4,086	5,463
J&J Services, Inc.		October 31, 2019	Provider of Dumpster and Portable Toilet Rental Services
				Secured Debt		11.50%	10/31/2024	3,200	3,150	3,200
				Preferred Stock	695				1,771	3,170

									4,921	6,370

MSC Income Fund

Consolidated Schedule of Investments — (Continued)

December 31, 2020
(dollars in thousands)

Portfolio Company(1)(20)		Investment Date(24)	Business Description	Type of Investment(2)(3)(15)	Shares/Units	Rate	Maturity Date	Principal(4)	Cost(4)	Fair Value(18)

Kickhaefer Manufacturing Company, LLC		October 31, 2018	Precision Metal Parts Manufacturing
				Secured Debt		11.50%	10/31/2023	5,604	5,500	5,500
				Member Units	145				3,060	3,060
				Secured Debt		9.00%	10/31/2048	988	978	978
				Member Units	200				248	290	(8)(30)

									9,786	9,828
Market Force Information, LLC		July 28, 2017	Provider of Customer Experience Management Services
				Secured Debt		12.00% PIK	7/28/2023	6,520	6,463	3,391	(14)(19)
				Member Units	185,980				4,160	—

									10,623	3,391
MH Corbin Holding LLC		August 31, 2015	Manufacturer and Distributor of Traffic Safety Products
				Secured Debt		13.00% (10.00% Cash, 3.00% PIK)	3/31/2022	2,143	2,131	2,070	(19)
				Preferred Member Units	16,500				1,100	590
				Preferred Member Units	1,000				1,500	—

									4,731	2,660
Mystic Logistics Holdings, LLC		August 18, 2014	Logistics and Distribution Services Provider for Large Volume Mailers
				Secured Debt		12.00%	1/17/2022	1,683	1,682	1,682
				Common Stock	1,468				680	2,248	(8)

									2,362	3,930
NexRev LLC		February 28, 2018	Provider of Energy Efficiency Products & Services
				Secured Debt		11.00%	2/28/2023	4,274	4,231	4,177
				Preferred Member Units	21,600,000				1,720	370	(8)

									5,951	4,547
NuStep, LLC		January 31, 2017	Designer, Manufacturer and Distributor of Fitness Equipment
				Secured Debt		12.00%	1/31/2022	4,310	4,288	4,288
				Preferred Member Units	102				2,550	2,700

									6,838	6,988
Project BarFly, LLC	(10)	August 31, 2015	Casual Restaurant Group
				Member Units	12				528	528
SI East, LLC		August 31, 2018	Rigid Industrial Packaging Manufacturing
				Secured Debt		9.50%	8/31/2023	10,988	10,884	10,986
				Preferred Member Units	52				2,000	3,260	(8)

									12,884	14,246
Tedder Industries, LLC		August 31, 2018	Manufacturer of Firearm Holsters and Accessories	Secured Debt		12.00%	8/31/2023	4,100	4,023	4,025
				Preferred Member Units	120				2,034	2,034

									6,057	6,059
Trantech Radiator Topco, LLC		May 31, 2019	Transformer Cooling Products and Services
				Secured Debt		12.00%	5/31/2024	2,180	2,122	2,131
				Common Stock	154				1,164	1,510	(8)

									3,286	3,641

Subtotal Affiliate Investments (27.2% of net assets at fair value)									143,740	157,690

MSC Income Fund

Consolidated Schedule of Investments — (Continued)

December 31, 2020
(dollars in thousands)

Portfolio Company(1)(20)		Investment Date(24)	Business Description	Type of Investment(2)(3)(15)	Shares/Units	Rate	Maturity Date	Principal(4)	Cost(4)	Fair Value(18)

Non-Control/Non-Affiliate Investments(7)
AAC Holdings, Inc.	(11)	June 30, 2017	Substance Abuse Treatment Service Provider
				Secured Debt		18.00% (10.00% Cash, 8.00% PIK)	6/25/2025	3,354	2,998	2,998	(19)
				Common Stock	593,927				3,148	3,148
				Warrants	197,717		12/11/2025		—	1,048	(27)

									6,146	7,194
Adams Publishing Group, LLC	(10)	November 19, 2015	Local Newspaper Operator
				Secured Debt		8.75% (L+7.00%, Floor 1.75%)	7/3/2023	5,863	5,742	5,813	(9)
ADS Tactical, Inc.	(10)	March 7, 2017	Value-Added Logistics and Supply Chain Provider to the Defense Industry
				Secured Debt		7.00% (L+6.25%, Floor 0.75%)	7/26/2023	15,659	15,700	15,659	(9)
Aethon United BR LP	(10)	September 8, 2017	Oil & Gas Exploration & Production
				Secured Debt		7.75% (L+6.75%, Floor 1.00%)	9/8/2023	7,000	6,938	6,852	(9)
American Nuts, LLC	(10)	April 10, 2018	Roaster, Mixer and Packager of Bulk Nuts and Seeds
				Secured Debt		9.00% (L+8.00%, Floor 1.00%)	4/10/2023	12,128	11,916	12,109	(9)
American Teleconferencing Services, Ltd.	(11)	May 19, 2016	Provider of Audio Conferencing and Video Collaboration Solutions
				Secured Debt		7.50% (L+6.50%, Floor 1.00%)	6/8/2023	14,125	13,803	6,568	(9)
American Trailer Rental Group LLC		June 7, 2017	Provider of Short-term Trailer and Container Rental
				Member Units	18,373				2,149	4,000	(30)
APTIM Corp.	(11)	August 17, 2018	Engineering, Construction & Procurement
				Secured Debt		7.75%	6/15/2025	6,952	6,356	5,434
Arcus Hunting LLC	(10)	January 6, 2015	Manufacturer of Bowhunting and Archery Products and Accessories
				Secured Debt		11.00% (L+10.00%, Floor 1.00%)	3/31/2021	5,504	5,455	5,504	(9)
ASC Ortho Management Company, LLC	(10)	August 31, 2018	Provider of Orthopedic Services
				Secured Debt		8.50% (L+7.50%, Floor 1.00%)	8/31/2023	5,206	5,151	5,149	(9)
				Secured Debt		13.25% PIK	12/1/2023	2,047	2,011	2,047	(19)

									7,162	7,196
ATX Networks Corp.	(11)(13)(21)	June 30, 2015	Provider of Radio Frequency Management Equipment
				Secured Debt		8.75% (7.25% Cash, 1.50% PIK) (1.50% PIK + L+6.25%, Floor 1.00%)	12/31/2023	13,435	13,338	12,293	(9)(19)
BBB Tank Services, LLC		April 8, 2016	Maintenance, Repair and Construction Services to the Above-Ground Storage Tank Market
				Unsecured Debt		12.00% (L+11.00%, Floor 1.00%)	4/8/2021	1,200	1,200	1,177	(9)
				Preferred Stock (non-voting)		15.00% PIK			38	38	(8)(19)
				Member Units	200,000				200	70

									1,438	1,285
Berry Aviation, Inc.	(10)	July 6, 2018	Charter Airline Services
				Secured Debt		12.00% (10.50% Cash, 1.5% PIK)	1/6/2024	4,618	4,575	4,618	(19)
				Preferred Member Units	122,416	16.00% PIK			143	143	(8)(19)(30)
				Preferred Member Units	1,548,387	8.00% PIK			1,548	904	(19)(30)

									6,266	5,665

MSC Income Fund

Consolidated Schedule of Investments — (Continued)

December 31, 2020
(dollars in thousands)

Portfolio Company(1)(20)		Investment Date(24)	Business Description	Type of Investment(2)(3)(15)	Shares/Units	Rate	Maturity Date	Principal(4)	Cost(4)	Fair Value(18)

BigName Commerce, LLC	(10)	May 11, 2017	Provider of Envelopes and Complimentary Stationery Products
				Secured Debt		8.25% (L+7.25%, Floor 1.00%)	5/11/2022	2,037	2,030	2,004	(9)
Binswanger Enterprises, LLC	(10)	March 10, 2017	Glass Repair and Installation Service Provider
				Secured Debt		9.50% (L+8.50%, Floor 1.00%)	3/9/2022	12,958	12,801	12,958	(9)
				Member Units	1,050,000				1,050	670

									13,851	13,628
BLST Operating Company, LLC.	(11)	December 19, 2013	Multi-Channel Retailer of General Merchandise
				Secured Debt		10.00% (L+8.50%, Floor 1.50%)	8/28/2025	6,304	6,304	6,304	(9)
				Common Stock	700				—	—

									6,304	6,304
Boccella Precast Products LLC		June 30, 2017	Manufacturer of Precast Hollow Core Concrete
				Member Units	564,000				564	1,510	(8)
Brightwood Capital Fund Investments	(12)(13)	July 21, 2014	Investment Partnership
				LP Interests (Brightwood Capital Fund III, LP)	1.2%				3,695	2,867	(8)(31)
				LP Interests (Brightwood Capital Fund IV, LP)	0.5%				10,037	9,490	(8)(31)

									13,732	12,357
Buca C, LLC		June 30, 2015	Casual Restaurant Group
				Secured Debt		10.25% (L+9.25%, Floor 1.00%)	6/30/2020	12,670	12,670	9,504	(9)(17)
				Preferred Member Units	4	6.00% PIK			3,040	—	(8)(19)

									15,710	9,504
Cadence Aerospace LLC	(10)	November 14, 2017	Aerostructure Manufacturing
				Secured Debt		9.50% (4.25% Cash, 5.25% PIK) (5.25% PIK + L+3.25%, Floor 1.00%)	11/14/2023	19,687	19,538	18,732	(9)(19)
CAI Software LLC		October 10, 2014	Provider of Specialized Enterprise Resource Planning Software
				Secured Debt		12.50%	12/7/2023	2,086	2,101	2,086
				Member Units	16,742				188	1,510	(8)

									2,289	3,596
Cenveo Corporation	(11)	September 4, 2015	Provider of Digital Marketing Agency Services
				Secured Debt		10.50% (L+9.50%, Floor 1.00%)	6/7/2023	4,117	3,929	3,849	(9)
				Common Stock	138,889				4,163	2,049

									8,092	5,898
Chisholm Energy Holdings, LLC	(10)	May 15, 2019	Oil & Gas Exploration & Production
				Secured Debt		7.75% (L+6.25%, Floor 1.50%)	5/15/2026	3,571	3,512	3,274	(9)
Clarius BIGS, LLC	(10)	September 23, 2014	Prints & Advertising Film Financing
				Secured Debt		15.00% PIK	1/5/2015	2,849	2,498	31	(14)(17)(19)
Classic H&G Holdings, LLC		March 12, 2020	Provider of Engineered Packaging Solutions
				Secured Debt		12.00%	3/12/2025	6,200	6,033	6,200
				Preferred Member Units	39				1,440	2,380	(8)

									7,473	8,580

MSC Income Fund

Consolidated Schedule of Investments — (Continued)

December 31, 2020
(dollars in thousands)

Portfolio Company(1)(20)		Investment Date(24)	Business Description	Type of Investment(2)(3)(15)	Shares/Units	Rate	Maturity Date	Principal(4)	Cost(4)	Fair Value(18)

Clickbooth.com, LLC	(10)	December 5, 2017	Provider of Digital Advertising Performance Marketing Solutions
				Secured Debt		9.50% (L+8.50%, Floor 1.00%)	1/31/2025	7,850	7,731	7,850	(9)
Construction Supply Investments, LLC	(10)	December 29, 2016	Distribution Platform of Specialty Construction Materials to Professional Concrete and Masonry Contractors
				Member Units					5,637	8,617
Copper Trail Fund Investments	(12)(13)	July 17, 2017	Investment Partnership	LP Interests (CTEF I, LP)	375				—	67
Corel Corporation	(11)(13)(21)	July 13, 2020	Publisher of Desktop and Cloud-based Software
				Secured Debt		5.23% (L+5.00%)	7/2/2026	1,962	1,866	1,934
Datacom, LLC		May 30, 2014	Technology and Telecommunications Provider
				Secured Debt		8.00%	5/31/2021	200	200	179	(14)
				Secured Debt		10.50% PIK	5/31/2021	1,376	1,369	1,159	(14)(19)
				Class A Preferred Member Units	—				144	—
				Class B Preferred Member Units	717				670	—

									2,383	1,338
Digital River, Inc.	(11)	February 24, 2015	Provider of Outsourced e-Commerce Solutions and Services
				Secured Debt		8.00% (L+7.00%, Floor 1.00%)	2/12/2023	8,377	8,344	8,335	(9)
DTE Enterprises, LLC	(10)	April 13, 2018	Industrial Powertrain Repair and Services
				Secured Debt		10.00% (L+8.50%, Floor 1.50%)	4/13/2023	9,324	9,225	9,011	(9)
				Class AA Preferred Member Units (non-voting)		10.00% PIK			951	951	(8)(19)
				Class A Preferred Member Units	776,316				776	880

									10,952	10,842
Dynamic Communities, LLC	(10)	July 17, 2018	Developer of Business Events and Online Community Groups
				Secured Debt		12.50% (6.25% Cash, 6.25% PIK) (L+11.50%, Floor 1.00%)	7/17/2023	5,425	5,364	5,020	(9)(19)
EPIC Y-Grade Services, LP	(11)	June 22, 2018	NGL Transportation & Storage
				Secured Debt		7.00% (L+6.00%, Floor 1.00%)	6/30/2027	6,944	6,855	5,798(9)
GoWireless Holdings, Inc.	(11)	December 31, 2017	Provider of Wireless Telecommunications Carrier Services
				Secured Debt		7.50% (L+6.50%, Floor 1.00%)	12/22/2024	14,083	13,998	13,970	(9)
Gexpro Services	(10)	February 24, 2020	Distributor of Industrial and Specialty Parts
				Secured Debt		8.00% (L+6.50%, Floor 1.50%)	2/24/2025	12,506	12,202	12,408	(9)
HDC/HW Intermediate Holdings	(10)	December 21, 2018	Managed Services and Hosting Provider
				Secured Debt		8.50% (L+7.50%, Floor 1.00%)	12/21/2023	1,951	1,926	1,883	(9)
Hunter Defense Technologies, Inc.	(10)	March 29, 2018	Provider of Military and Commercial Shelters and Systems
				Secured Debt		8.00% (L+7.00%, Floor 1.00%)	3/29/2023	16,583	16,416	16,583	(9)
HW Temps LLC		July 2, 2015	Temporary Staffing Solutions
				Secured Debt		12.00%	3/29/2023	2,450	2,420	2,248

MSC Income Fund

Consolidated Schedule of Investments — (Continued)

December 31, 2020
(dollars in thousands)

Portfolio Company(1)(20)		Investment Date(24)	Business Description	Type of Investment(2)(3)(15)	Shares/Units	Rate	Maturity Date	Principal(4)	Cost(4)	Fair Value(18)

Hyperion Materials & Technologies, Inc.	(11)(13)	September 12, 2019	Manufacturer of Cutting and Machine Tools & Specialty Polishing Compounds
				Secured Debt		6.50% (L+5.50%, Floor 1.00%)	8/28/2026	7,425	7,299	6,938	(9)
Implus Footcare, LLC	(10)	June 1, 2017	Provider of Footwear and Related Accessories
				Secured Debt		8.75% (L+7.75%, Floor 1.00%)	4/30/2024	17,264	17,113	15,694	(9)
Independent Pet Partners Intermediate Holdings, LLC	(10)	November 20, 2018	Omnichannel Retailer of Specialty Pet Products
				Secured Debt		6.00% PIK	11/20/2023	9,944	8,992	8,992	(19)
				Preferred Stock (non-voting)					2,470	2,470
				Preferred Stock (non-voting)					—	—
				Member Units	1,191,667				1,192	—

									12,654	11,462
Industrial Services Acquisition, LLC	(10)	June 17, 2016	Industrial Cleaning Services
				Unsecured Debt		13.00% (6.00% Cash, 7.00% PIK)	12/17/2022	12,892	12,871	12,892	(19)
				Preferred Member Units	336	10.00% PIK			202	202	(8)(19)(30)
				Preferred Member Units	187	20.00% PIK			124	124	(8)(19)(30)
				Member Units	2,100				2,100	1,237	(30)

									15,297	14,455
Interface Security Systems, L.L.C	(10)	August 7, 2019	Commercial Security & Alarm Services
				Secured Debt		11.75% (8.75% Cash, 3.00% PIK) (3.00% PIK + L+7.00%, Floor 1.75%)	8/7/2023	7,266	7,168	7,266	(9)(19)
Intermedia Holdings, Inc.	(11)	August 3, 2018	Unified Communications as a Service
				Secured Debt		7.00% (L+6.00%, Floor 1.00%)	7/19/2025	3,480	3,456	3,478	(9)
Invincible Boat Company, LLC.	(10)	August 28, 2019	Manufacturer of Sport Fishing Boats
				Secured Debt		8.00% (L+6.50%, Floor 1.50%)	8/28/2025	8,876	8,797	8,876	(9)
Isagenix International, LLC	(11)	June 21, 2018	Direct Marketer of Health & Wellness Products
				Secured Debt		6.75% (L+5.75%, Floor 1.00%)	6/14/2025	5,572	5,533	3,130	(9)
Jackmont Hospitality, Inc.	(10)	May 26, 2015	Franchisee of Casual Dining Restaurants
				Secured Debt		7.75% (L+6.75%, Floor 1.00%)	5/26/2021	7,908	7,906	6,315	(9)
Joerns Healthcare, LLC	(11)	April 3, 2013	Manufacturer and Distributor of Health Care Equipment & Supplies
				Secured Debt		7.00% (L+6.00%, Floor 1.00%)	8/21/2024	3,336	3,294	3,336	(9)
				Common Stock	392,514				3,678	2,322

									6,972	5,658
Kemp Technologies Inc.	(10)	June 27, 2019	Provider of Application Delivery Controllers
				Secured Debt		7.50% (L+6.50%, Floor 1.00%)	3/29/2024	7,388	7,280	7,388	(9)
Knight Energy Services LLC	(11)	November 14, 2018	Oil and Gas Equipment & Services
				Secured Debt		8.50% PIK	2/9/2024	828	882	745	(17)(19)
				Common Stock	25,692				1,843	—

									2,725	745
Kore Wireless Group Inc.	(11)	December 31, 2018	Mission Critical Software Platform
				Secured Debt		5.75% (L+5.50%)	12/20/2024	6,000	5,979	5,917

MSC Income Fund

Consolidated Schedule of Investments — (Continued)

December 31, 2020
(dollars in thousands)

Portfolio Company(1)(20)		Investment Date(24)	Business Description	Type of Investment(2)(3)(15)	Shares/Units	Rate	Maturity Date	Principal(4)	Cost(4)	Fair Value(18)

Larchmont Resources, LLC	(11)	August 13, 2013	Oil & Gas Exploration & Production
				Secured Debt		11.00% PIK (L+10.00% PIK, Floor 1.00%)	8/9/2021	3,715	3,780	1,672	(9)(19)
				Member Units	4,806				601	192	(30)

									4,381	1,864
Laredo Energy VI, LP	(10)	January 15, 2019	Oil & Gas Exploration & Production
				Member Units	1,155,952				11,560	10,238
Lightbox Holdings, L.P.	(11)	May 23, 2019	Provider of Commercial Real Estate Software
				Secured Debt		5.15% (L+5.00%)	5/9/2026	4,925	4,864	4,777
LL Management, Inc.	(10)	May 2, 2019	Medical Transportation Service Provider
				Secured Debt		8.25% (L+7.25%, Floor 1.00%)	9/25/2023	13,581	13,485	13,581	(9)
Logix Acquisition Company, LLC	(10)	June 24, 2016	Competitive Local Exchange Carrier
				Secured Debt		6.75% (L+5.75%, Floor 1.00%)	12/22/2024	12,620	12,560	11,673	(9)
LSF9 Atlantis Holdings, LLC	(11)	May 17, 2017	Provider of Wireless Telecommunications Carrier Services
				Secured Debt		7.00% (L+6.00%, Floor 1.00%)	5/1/2023	12,600	12,555	12,561	(9)
Lulu's Fashion Lounge, LLC	(10)	August 31, 2017	Fast Fashion E-Commerce Retailer
				Secured Debt		10.50% (8.00% Cash, 2.50% PIK) (2.50% PIK + L+7.00%, Floor 1.00%)	8/28/2022	5,622	5,539	4,807	(9)(19)
Lynx FBO Operating LLC	(10)	September 30, 2019	Fixed Based Operator in the General Aviation Industry
				Secured Debt		7.25% (L+5.75%, Floor 1.50%)	9/30/2024	13,613	13,370	13,521	(9)
				Member Units	3,704				500	594

									13,870	14,115
Mac Lean-Fogg Company	(10)	April 22, 2019	Manufacturer and Supplier for Auto and Power Markets
				Secured Debt		5.63% (L+5.00%, Floor 0.625%)	12/22/2025	7,375	7,332	7,375	(9)
				Preferred Stock		13.75% (4.50% Cash, 9.25% PIK)		1	793	780	(8)(19)

									8,125	8,155
Mills Fleet Farm Group, LLC	(10)	October 24, 2018	Omnichannel Retailer of Work, Farm and Lifestyle Merchandise
				Secured Debt		7.00% (L+6.00%, Floor 1.00%)	10/24/2024	13,875	13,599	13,623	(9)
NinjaTrader, LLC	(10)	December 18, 2019	Operator of Futures Trading Platform
				Secured Debt		8.25% (L+6.75%, Floor 1.50%)	12/18/2024	16,875	16,520	16,828	(9)
NNE Partners, LLC	(10)	March 2, 2017	Oil & Gas Exploration & Production
				Secured Debt		9.48% (4.75% Cash, 4.50% PIK) (4.50% PIK + L+4.75%)	12/31/2023	20,649	20,590	18,331	(19)
Novetta Solutions, LLC	(11)	June 21, 2017	Provider of Advanced Analytics Solutions for Defense Agencies
				Secured Debt		6.00% (L+5.00%, Floor 1.00%)	10/17/2022	14,668	14,504	14,638	(9)
NTM Acquisition Corp.	(11)	July 12, 2016	Provider of B2B Travel Information Content
				Secured Debt		8.25% (7.25% Cash, 1.00% PIK) (1.00% PIK + L+6.25%, Floor 1.00%)	6/7/2024	4,347	4,332	3,912	(9)(19)

MSC Income Fund

Consolidated Schedule of Investments — (Continued)

December 31, 2020
(dollars in thousands)

Portfolio Company(1)(20)		Investment Date(24)	Business Description	Type of Investment(2)(3)(15)	Shares/Units	Rate	Maturity Date	Principal(4)	Cost(4)	Fair Value(18)

PricewaterhouseCoopers Public Sector LLP	(11)	May 24, 2018	Provider of Consulting Services to Governments
				Secured Debt		8.15% (L+8.00%)	5/1/2026	14,100	14,063	14,100
RM Bidder, LLC	(10)	November 12, 2015	Scripted and Unscripted TV and Digital Programming Provider
				Warrants	218,601		10/20/2025		284	—	(26)
				Member Units	1,854				31	17

									315	17
Salient Partners L.P.	(11)	June 25, 2015	Provider of Asset Management Services
				Secured Debt		7.00% (L+6.00%, Floor 1.00%)	8/31/2021	6,450	6,505	4,542	(9)
Signal Peak CLO 7, Ltd. (Mariner)	(12)(13)	May 8, 2019	Structured Finance
				Subordinated Structured Notes		12.9%	4/30/2032	25,935	21,705	19,300
Slick Innovations, LLC		September 13, 2018	Text Message Marketing Platform
				Secured Debt		13.00%	9/13/2023	1,430	1,241	1,430
				Common Stock	17,500				175	330
				Warrants	4,521		9/13/2028		45	90	(27)

									1,461	1,850
TGP Holdings III LLC	(11)	September 30, 2017	Outdoor Cooking & Accessories
				Secured Debt		9.50% (L+8.50%, Floor 1.00%)	9/25/2025	5,000	5,000	4,825	(9)
The Pasha Group	(11)	February 2, 2018	Diversified Logistics and Transportation Provided
				Secured Debt		9.00% (L+8.00%, Floor 1.00%)	1/26/2023	7,031	6,916	6,451	(9)
USA DeBusk LLC	(10)	October 22, 2019	Provider of Industrial Cleaning Services
				Secured Debt		6.75% (L+5.75%, Floor 1.00%)	10/22/2024	16,632	16,373	16,394	(9)
U.S. TelePacific Corp.	(11)	September 14, 2016	Provider of Communications and Managed Services
				Secured Debt		6.50% (L+5.50%, Floor 1.00%)	5/2/2023	12,500	12,329	11,328	(9)
Vida Capital, Inc	(11)	October 10, 2019	Alternative Asset Manager
				Secured Debt		6.15% (L+6.00%)	10/1/2026	7,238	7,145	7,002
Vistar Media, Inc.	(10)	February 17, 2017	Operator of Digital Out-of-Home Advertising Platform
				Secured Debt		12.00% (8.50% Cash, 3.50% PIK) (3.50% PIK + L+7.50%, Floor 1.00%)	4/3/2023	4,656	4,550	4,656	(9)(19)
				Preferred Stock	70,207				767	910
				Warrants	69,675		4/3/2029		—	920	(25)

									5,317	6,486
Volusion, LLC		January 26, 2015	Provider of Online Software-as-a-Service eCommerce Solutions
				Secured Debt		11.50%	1/26/2020	8,672	8,646	8,247	(17)
				Unsecured Convertible Debt		8.00%	11/16/2023	175	175	124
				Preferred Member Units	2,090,001				6,000	2,570
				Warrants	784,867		1/26/2025		1,104	—	(27)

									15,925	10,941
YS Garments, LLC	(11)	August 22, 2018	Designer and Provider of Branded Activewear
				Secured Debt		7.00% (L+6.00%, Floor 1.00%)	8/9/2024	6,998	6,951	6,457	(9)

MSC Income Fund

Consolidated Schedule of Investments — (Continued)

December 31, 2020
(dollars in thousands)

Portfolio Company(1)(20)	Investment Date(24)	Business Description	Type of Investment(2)(3)(15)	Shares/Units	Rate	Maturity Date	Principal(4)	Cost(4)	Fair Value(18)

Subtotal Non-Control/Non-Affiliate Investments (109.4% of net assets at fair value)								$678,764	$634,001

Total Portfolio Investments, December 31, 2020 (142.4% of net assets at fair value)								$840,656	$825,522

Short Term Investments(33)
Fidelity Institutional Money Market Funds(34)		Prime Money Market Portfolio						$3,989	$3,989
US Bank Money Market Account(34)								$40,217	$40,217

Total Short Term Investments								$44,206	$44,206

		Twelve Months Ended December 31, 2020				Twelve Months Ended December 31, 2020
Portfolio Company	Fair Value at December 31, 2019	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at December 31, 2020	Net Realized Gain (Loss)	Interest Income	Fee Income	Dividend Income

Control Investments
CTMH, LP
LP interests	$872	$—	$—	$(125)	$747	$—	$—	$—	$125
GRT Rubber Technologies LLC
Term loan	7,396	872	(1)	(5)	8,262	—	643	59	1,201
Member units	23,372	—	—	(1,252)	22,120	—	—	—	448
Harris Preston Fund Investments
LP interests (2717 HM, LP)	3,156	(136)	—	(318)	2,702	693	—	—	—

Total Controlled Investments	$34,796	$736	$(1)	$(1,700)	$33,831	$693	$643	$59	$1,774

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

MSC Income Fund

Consolidated Schedule of Investments — (Continued)

December 31, 2020
(dollars in thousands)

		Twelve Months Ended December 31, 2020				Twelve Months Ended December 31, 2020
Portfolio Company	Fair Value at December 31, 2019	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)***	Fair Value at December 31, 2020	Net Realized Gain (Loss)	Interest Income	Fee Income	Dividend Income

Affiliated Investments
AFG Capital Group, LLC
Term loan	$209	$1	$(87)	$—	$123	$—	$16	$—	$—
Member units	1,295	—	—	155	1,450	—	—	—	—
Analytical Systems Keco, LLC
Term loan	1,266	23	(103)	(6)	1,180	—	177	—	—
Preferred member units	800	—	—	—	800	—	—	—	—
Warrants	79	1	(1)	(79)	—	—	—	—	—
Barfly Ventures, LLC
Member units	—	528	—	—	528	—	—	—	—
Brewer Crane Holdings, LLC
Term loan	2,233	9	(123)	—	2,119	—	258	—	—
Preferred member units	1,070	—	—	390	1,460	—	—	—	31
Centre Technologies Holdings, LLC
Term loan	3,008	16	(151)	(5)	2,868	4	376	—	—
Preferred member units	1,460	—	—	80	1,540	—	—	23	—
Chamberlin Holding, LLC
Term loan	4,443	32	(640)	(32)	3,803	—	505	—	—
Member units	6,009	—	—	1,011	7,020	—	—	45	973
Member units (Langfield RE, LLC)	363	68	—	(114)	317	—	—	—	17
Charlotte Russe, Inc
Common stock	—	—	—	—	—	—	—	—	—
Charps, LLC
Term loan	500	(1)	(332)	—	167	—	65	—	—
Preferred member units	1,730	—	—	900	2,630	—	—	—	374
Clad-Rex Steel, LLC
Term loan	2,696	12	—	(2)	2,706	—	305	—	—
Term loan (Clad-Rex Steel RE Investor, LLC)	282	—	(7)	—	275	—	28	—	—
Member units	2,408	—	—	(255)	2,153	—	—	—	147
Member units (Clad-Rex Steel RE Investor, LLC)	115	—	—	17	132	—	—	—	—
Cody Pools Holdings, LLC
Term loan	—	4,018	(530)	66	3,554	—	414	—	—
Preferred member units	—	2,079	—	1,661	3,740	—	—	15	—
Copper Trail Energy Fund I, LP
LP interests	1,643	1,211	(439)	(633)	1,782	21	—	14	1,268
Digital Products Holdings LLC
Term loan	4,611	22	(361)	221	4,493	—	556	—	—
Preferred member units	1,294	—	—	1,165	2,459	—	—	—	63
Direct Marketing Solutions, Inc.
Term loan	3,929	23	(157)	(78)	3,717	—	498	—	—
Preferred stock	5,051	—	—	(211)	4,840	—	—	—	—
Freeport Financial Funds
LP interests	9,696	989	(160)	(204)	10,321	—	—	—	904
Gamber-Johnson Holdings, LLC
Term loan	4,755	434	(203)	(26)	4,960	—	456	—	—
Member units	13,352	—	—	(232)	13,120	—	—	—	882
Guerdon Modular Holdings, Inc.
Term loan	—	31	(3,147)	3,116	—	(2,792)	30	—	—
Term loan	—	1	(253)	252	—	(252)	—	—	—
Common stock	—	—	(746)	746	—	(746)	—	—	—
Preferred stock	—	—	(285)	285	—	(285)	—	—	—
Gulf Publishing Holdings, LLC
Term loan	3,124	152	—	(288)	2,988	—	437	—	—
Revolving line of credit	70	3	(10)	—	63	—	8	—	—
Member units	605	—	—	(605)	—	—	—	—	—
Harris Preston Fund Investments
LP interests (HPEP 3, LP)	2,474	597	—	187	3,258	—	—	—	—
Hawk Ridge Systems, LLC
Term loan	3,350	16	—	(16)	3,350	—	237	—	—
Revolving line of credit	148	349	(496)	(1)	—	—	6	1	—
Preferred member units	1,975	(1)	—	34	2,008	—	—	—	94
Preferred member units (HRS Services, ULC)	105	—	—	—	105	—	—	—	—
J&J Services, Inc.
Term loan	4,315	35	(1,200)	50	3,200	—	500	—	—

MSC Income Fund

Consolidated Schedule of Investments — (Continued)

December 31, 2020
(dollars in thousands)

		Twelve Months Ended December 31, 2020				Twelve Months Ended December 31, 2020
Portfolio Company	Fair Value at December 31, 2019	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)***	Fair Value at December 31, 2020	Net Realized Gain (Loss)	Interest Income	Fee Income	Dividend Income

Preferred member units	1,790	(1)	(18)	1,399	3,170	—	—	—	—
Kickhaefer Manufacturing Company, LLC
Term loan	6,146	393	(1,034)	(5)	5,500	6	782	—	—
Term loan	977	8	(7)	—	978	—	97	—	—
Member units (KMC RE Investor, LLC)	290	—	—	—	290	—	—	—	—
Preferred member units	3,060	—	—	—	3,060	—	—	—	21
Market Force Information, LLC
Term loan	5,625	790	(59)	(2,965)	3,391	—	63	—	—
Revolving line of credit	674	(1)	(696)	23	—	—	10	—	—
Member units	1,319	—	—	(1,319)	—	—	—	—	—
M.H. Corbin Holding LLC
Term loan	2,213	20	(80)	(83)	2,070	—	297	—	—
Preferred member units	1,192	—	—	(602)	590	—	—	—	—
Common units	5	—	—	(5)	—	—	—	—	—
Mystic Logistics Holdings, LLC
Term loan	1,561	255	(134)	—	1,682	—	208	—	—
Common stock	2,103	—	—	145	2,248	—	—	—	51
NexRev, LLC
Term loan	4,331	63	(163)	(54)	4,177	3	503	—	—
Preferred member units	1,577	—	—	(1,207)	370	—	—	—	(9)
NuStep, LLC
Term loan	4,901	27	(640)	—	4,288	—	625	—	—
Preferred member units	2,550	—	—	150	2,700	—	—	—	—
SI East, LLC
Term loan	10,988	35	—	(36)	10,987	—	1,105	—	—
Preferred member units	2,734	1	(1)	526	3,260	—	—	—	431
Tedder Acquisition, LLC
Term loan	4,066	180	(160)	(61)	4,025	—	523	—	—
Revolving line of credit	158	—	(158)	—	—	—	15	—	—
Preferred member units	2,034	—	—	—	2,034	—	—	—	—
Trantech Radiator Topco, LLC
Term loan	2,237	17	(120)	(3)	2,131	—	288	—	—
Common stock	1,164	1	(1)	346	1,510	—	—	—	29

Total Affiliated Investments	$154,158	$12,436	$(12,702)	$3,798	$157,690	$(4,041)	$9,388	$98	$5,276

*
Gross additions include increases in the cost basis of investments resulting from new portfolio investments, payment-in-kind ("PIK") interest, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.

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

(1)
All investments are Lower Middle Market portfolio investments, unless otherwise noted. See Note 3 for a description of Lower Middle Market portfolio investments. All of the Company's investments, unless otherwise noted, are encumbered either as security for the Company's Credit Facilities. See Note 5 — Debt.

(2)
Debt investments are income producing, unless otherwise noted. Equity and warrants are non-income producing, unless otherwise noted.

(3)
See Note 3 for a summary of geographic location of portfolio companies.

(4)
Principal is net of repayments. Cost is net of repayments and accumulated unearned income.

(5)
Control investments are defined by the Investment Company Act of 1940, as amended ("1940 Act"), as investments in which more than 25% of the voting securities are owned or where the ability to nominate greater than 50% of the board representation is maintained.

(6)
Affiliate investments are defined by the 1940 Act as investments in which between 5% and 25% (inclusive) of the voting securities are owned and the investments are not classified as Control investments.

(7)
Non-Control/Non-Affiliate investments are defined by the 1940 Act as investments that are neither Control investments nor Affiliate investments.

(8)
Income producing through dividends or distributions.

(9)
Index based floating interest rate is subject to contractual minimum interest rate or floors. A majority of the variable rate loans in the Company's investment portfolio bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each such loan, the Company has provided the weighted average annual stated interest rate in effect at December 31, 2020. As noted in this schedule, 88.8% of the loans (based on the cost amount) contain LIBOR floors which range between 0.63% and 2.00%, with a weighted-average LIBOR floor of approximately 1.10%.

MSC Income Fund

Consolidated Schedule of Investments — (Continued)

December 31, 2020
(dollars in thousands)

(10)
Private Loan portfolio investment. See Note 3 for a description of Private Loan portfolio investments.

(11)
Middle Market portfolio investment. See Note 3 for a description of Middle Market portfolio investments.

(12)
Other Portfolio investment. See Note 3 for a description of Other Portfolio investments.

(13)
Investment is not a qualifying asset as defined under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets.

(14)
Non-accrual and non-income producing investment.

(15)
All of the Company's portfolio investments are generally subject to restrictions on resale as "restricted securities."

(16)
Not used

(17)
Maturity date is under on-going negotiations with the portfolio company and other lenders, if applicable.

(18)
Investment fair value was determined using significant unobservable inputs, unless otherwise noted. See Note 3 for further discussion.

(19)
PIK interest income and cumulative dividend income represent income not paid currently in cash.

(20)
All portfolio company headquarters are based in the United States, unless otherwise noted.

(21)
Portfolio company headquarters are located outside of the United States.

(22)
Not used

(23)
Not used

(24)
Investment date represents the date of initial investment in the portfolio company.

(25)
Warrants are presented in equivalent shares with a strike price of $10.92 per share.

(26)
Warrants are presented in equivalent units with a strike price of $14.28 per unit.

(27)
Warrants are presented in equivalent shares/units with a strike price of $0.01 per share/unit.

(28)
Not used

(29)
Not used

(30)
Shares/Units represent ownership in an underlying Real Estate or HoldCo entity.

(31)
Investment is not unitized. Presentation is made in percent of fully diluted ownership unless otherwise indicated.

(32)
Not used

(33)
Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less.

(34)
Effective yield as of December 31, 2020 was approximately 0.05% at US Bank Money Market Account and 0.01% at Fidelity Institutional Money Market Funds.

MSC Income Fund

Consolidated Schedule of Investments

December 31, 2019
(dollars in thousands)

Portfolio Company(1)(20)		Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Shares/Units	Rate	Maturity Date	Principal(4)	Cost(4)	Fair Value(18)
Control Investments(5)
Copper Trail Fund Investments	(12)(13)	July 17, 2017	Investment Partnership
				LP Interests	38.8%				$872	$872	(35)(36)
GRT Rubber Technologies LLC ("GRT")		December 19, 2014	Manufacturer of Engineered Rubber Products
				Secured Debt		8.71% (L+7.00%)	12/31/2023	7,396	7,375	7,396	(9)
				Member Units	2,896				6,435	23,372

									13,810	30,768
Harris Preston Fund Investments	(12)(13)	October 1, 2017	Investment Partnership
				LP Interests	49.3%				2,735	3,156	(35)(36)

Subtotal Control Investments (3% of net assets at fair value)									$17,417	$34,796

Affiliate Investments(6)
AFG Capital Group, LLC		November 7, 2014	Provider of Rent-to-Own Financing Solutions and Services
				Secured Debt		10.00%	5/25/2022	$209	$209	$209
				Preferred Member Units	46				300	1,295

									509	1,504
Analytical Systems Keco, LLC		August 16, 2019	Manufacturer of Liquid and Gas Analyzers
				Secured Debt		12.13% (L+10.00%, Floor 2.00%)	8/16/2024	1,391	1,260	1,266	(9)
				Preferred Member Units	800				800	800
				Warrants	105		8/16/2029		79	79	(29)

									2,139	2,145
Brewer Crane Holdings, LLC		January 9, 2018	Provider of Crane Rental and Operating Services
				Secured Debt		11.71% (L+10.00%, Floor 1.00%)	1/9/2023	2,263	2,233	2,233	(9)
				Preferred Member Units	737				1,070	1,070	(8)

									3,303	3,303
Centre Technologies Holdings, LLC		January 4, 2019	Provider of IT Hardware Services and Software Solutions
				Secured Debt		10.75% (L+9.00%, Floor 2.00%)	1/4/2024	3,060	3,003	3,008	(9)
				Preferred Member Units	3,174				1,460	1,460

									4,463	4,468
Chamberlin Holding LLC		February 26, 2018	Roofing and Waterproofing Specialty Contractor
				Secured Debt		12.00% (L+10.00%, Floor 1.00%)	2/23/2023	4,443	4,353	4,443	(9)
				Member Units	1,087				2,860	6,009	(8)
				Member Units	1				262	363	(8)(34)

									7,475	10,815
Charlotte Russe, Inc	(11)	May 28, 2013	Fast-Fashion Retailer to Young Women
				Common Stock	14,973				2,470	—
Charps, LLC		February 3, 2017	Pipeline Maintenance and Construction
				Secured Debt		15.00%	6/5/2022	500	500	500
				Preferred Member Units	400				100	1,730	(8)

									600	2,230
Clad-Rex Steel, LLC		December 20, 2016	Specialty Manufacturer of Vinyl-Clad Metal
				Secured Debt		10.71% (L+9.00%, Floor 1.00%)	12/20/2021	2,720	2,694	2,696	(9)
				Member Units	179				1,820	2,408	(8)
				Secured Debt		10.00%	12/20/2036	284	282	282	(34)
				Member Units	200				53	115	(34)

									4,849	5,501
Copper Trail Fund Investments	(12)(13)	July 17, 2017	Investment Partnership
				LP Interests	12.4%				1,389	1,643	(8)(35)(36)
Digital Products Holdings LLC		April 1, 2018	Designer and Distributor of Consumer Electronics
				Secured Debt		11.75% (L+10.00%, Floor 1.00%)	4/1/2023	4,905	4,832	4,611	(9)
				Preferred Member Units	863				2,375	1,294	(8)

									7,207	5,905

MSC Income Fund

Consolidated Schedule of Investments — (Continued)

December 31, 2019
(dollars in thousands)

Portfolio Company(1)(20)		Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Shares/Units	Rate	Maturity Date	Principal(4)	Cost(4)	Fair Value(18)
Direct Marketing Solutions, Inc.		February 13, 2018	Provider of Omni-Channel Direct Marketing Services
				Secured Debt		12.75% (L+11.00%, Floor 1.00%)	2/13/2023	3,929	3,851	3,929	(9)
				Preferred Stock	2,100				2,100	5,051

									5,951	8,980
Freeport Financial Funds	(12)(13)	July 31, 2015	Investment Partnership
				LP Interests	6.0%				9,956	9,696	(8)(35)(36)
Gamber-Johnson Holdings, LLC ("GJH")		June 24, 2016	Manufacturer of Ruggedized Computer Mounting Systems
				Secured Debt		8.50% (L+6.50%, Floor 2.00%)	6/24/2021	4,755	4,704	4,755	(9)
				Member Units	2,155				3,711	13,352	(8)

									8,415	18,107
Guerdon Modular Holdings, Inc.		August 13, 2014	Multi-Family and Commercial Modular Construction Company
				Secured Debt		10.60% (L+8.50%, Floor 1.00%)	10/1/2019	253	252	—	(9)(14)(17)
				Secured Debt		16.00%	10/1/2019	2,147	3,116	—	(14)(17)
				Preferred Stock	101,250				746	—
				Common Stock	53,008				285	—

									4,399	—
Gulf Publishing Holdings, LLC		April 29, 2016	Energy Industry Focused Media and Publishing
				Secured Debt		11.21% (L+9.50%, Floor 1.00%)	9/30/2020	70	70	70	(9)
				Secured Debt		12.50%	4/29/2021	3,134	3,112	3,124
				Member Units	920				920	605

									4,102	3,799
Harris Preston Fund Investments	(12)(13)	August 9, 2017	Investment Partnership
				LP Interests	8.2%				2,474	2,474	(35)(36)
Hawk Ridge Systems, LLC(13)		December 2, 2016	Value-Added Reseller of Engineering Design and Manufacturing Solutions
				Secured Debt		7.71% (L+6.00%, Floor 1.00%)	12/2/2021	150	148	148	(9)
				Secured Debt		11.00%	12/2/2021	3,350	3,318	3,350
				Preferred Member Units	56				713	1,975	(8)
				Preferred Member Units	56				38	105	(34)

									4,217	5,578
J&J Services, Inc.		October 31, 2019	Provider of Dumpster and Portable Toilet Rental Services
				Secured Debt		11.50%	10/31/2024	4,400	4,315	4,315
				Preferred Stock	704				1,790	1,790

									6,105	6,105
Kickhaefer Manufacturing Company, LLC		October 31, 2018	Precision Metal Parts Manufacturing
				Secured Debt		11.50%	10/31/2023	6,300	6,141	6,146
				Member Units	145				3,060	3,060
				Secured Debt		9.00%	10/31/2048	995	977	977
				Member Units	200				248	290	(8)(34)

									10,426	10,473
Market Force Information, LLC		July 28, 2017	Provider of Customer Experience Management Services
				Secured Debt		8.00%	7/28/2022	697	697	674
				Secured Debt		12.00% (6.00% Current, 6.00% PIK)	7/28/2022	5,792	5,732	5,625	(19)
				Member Units	170,000				4,160	1,319

									10,589	7,618
MH Corbin Holding LLC		August 31, 2015	Manufacturer and Distributor of Traffic Safety Products
				Secured Debt		10.00% (5.00% Current, 5.00% PIK)	3/31/2022	2,213	2,191	2,213	(19)
				Preferred Member Units	16,500				1,100	1,192
				Preferred Member Units	1,000				1,500	5

									4,791	3,410
Mystic Logistics Holdings, LLC		August 18, 2014	Logistics and Distribution Services Provider for Large Volume Mailers
				Secured Debt		12.00%	8/15/2019	1,563	1,561	1,561	(17)
				Common Stock	1,468				680	2,103	(8)

									2,241	3,664

MSC Income Fund

Consolidated Schedule of Investments — (Continued)

December 31, 2019
(dollars in thousands)

Portfolio Company(1)(20)		Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Shares/Units	Rate	Maturity Date	Principal(4)	Cost(4)	Fair Value(18)
NexRev LLC		February 28, 2018	Provider of Energy Efficiency Products & Services
				Secured Debt		11.00%	2/28/2023	4,397	4,331	4,331
				Preferred Member Units	21,600,000				1,720	1,577	(8)

									6,051	5,908
NuStep, LLC		January 31, 2017	Designer, Manufacturer and Distributor of Fitness Equipment
				Secured Debt		12.00%	1/31/2022	4,949	4,901	4,901
				Preferred Member Units	102				2,550	2,550

									7,451	7,451
SI East, LLC		August 31, 2018	Rigid Industrial Packaging Manufacturing
				Secured Debt		9.50%	8/31/2023	10,988	10,849	10,988
				Preferred Member Units	52				2,000	2,734	(8)

									12,849	13,722
Tedder Industries, LLC		August 31, 2018	Manufacturer of Firearm Holsters and Accessories
				Secured Debt		12.00%	8/31/2020	160	158	158
				Secured Debt		12.00%	8/31/2023	4,100	4,003	4,066
				Preferred Member Units	110				2,034	2,034

									6,195	6,258
Trantech Radiator Topco, LLC		May 31, 2019	Transformer Cooling Products and Services
				Secured Debt		12.00%	5/31/2024	2,300	2,226	2,237
				Common Stock	154				1,164	1,164	(8)

									3,390	3,401

Subtotal Affiliate Investments (15% of net assets at fair value)									$144,006	$154,158

Non-Control/Non-Affiliate Investments(7)
AAC Holdings, Inc.	(11)	June 30, 2017	Substance Abuse Treatment Service Provider
				Secured Debt		13.03% (L+11.00%, Floor 1.00%)	4/15/2020	2,227	2,069	2,172	(9)(14)
				Secured Debt		16.50% (L+12.75%, Floor 1.00%)	6/30/2023	14,449	14,078	9,392	(9)(14)

									16,147	11,564
Adams Publishing Group, LLC	(10)	November 19, 2015	Local Newspaper Operator
				Secured Debt		8.75% (Prime+5.00%, Floor 1.50%)	7/3/2023	5,000	4,930	5,000	(9)
				Secured Debt		9.44% (L+7.50%, Floor 1.50%)	7/3/2023	6,158	6,064	6,158	(9)
				Secured Debt		9.50% (L+7.50%, Floor 1.50%)	7/3/2023	197	184	197	(9)

									11,178	11,355
ADS Tactical, Inc.	(10)	March 7, 2017	Value-Added Logistics and Supply Chain Provider to the Defense Industry
				Secured Debt		8.03% (L+6.25%, Floor 0.75%)	7/26/2023	15,827	15,817	15,827	(9)
Aethon United BR LP	(10)	September 8, 2017	Oil & Gas Exploration & Production
				Secured Debt		8.46% (L+6.75%, Floor 1.00%)	9/8/2023	7,000	6,918	6,846	(9)
Allen Media, LLC.	(11)	September 18, 2018	Operator of Cable Television Networks
				Secured Debt		8.48% (L+6.50%, Floor 1.00%)	8/30/2023	16,270	15,895	15,863	(9)
American Nuts, LLC	(10)	April 10, 2018	Roaster, Mixer and Packager of Bulk Nuts and Seeds
				Secured Debt		11.60% (L+9.50%, Floor 1.00%)	4/10/2023	12,241	11,950	12,241	(9)
American Teleconferencing Services, Ltd.	(11)	May 19, 2016	Provider of Audio Conferencing and Video Collaboration Solutions
				Secured Debt		8.36% (L+6.50%, Floor 1.00%)	6/8/2023	14,150	13,715	8,511	(9)
American Trailer Rental Group LLC		June 7, 2017	Provider of Short-term Trailer and Container Rental
				Secured Debt		9.34% (L+7.25%, Floor 1.00%)	6/7/2022	6,772	6,659	6,772	(9)
				Member Units	12,139				1,214	2,135	(34)

									7,873	8,907

MSC Income Fund

Consolidated Schedule of Investments — (Continued)

December 31, 2019
(dollars in thousands)

Portfolio Company(1)(20)		Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Shares/Units	Rate	Maturity Date	Principal(4)	Cost(4)	Fair Value(18)
APTIM Corp.	(11)	August 17, 2018	Engineering, Construction & Procurement
				Secured Debt		7.75%	6/15/2025	6,952	6,255	4,171
Arcus Hunting LLC	(10)	January 6, 2015	Manufacturer of Bowhunting and Archery Products and Accessories
				Secured Debt		12.10% (L+10.00%, Floor 1.00%)	1/13/2020	6,928	6,932	6,928	(9)
ASC Ortho Management Company, LLC	(10)	August 31, 2018	Provider of Orthopedic Services
				Secured Debt		9.60% (L+7.50%, Floor 1.00%)	8/31/2023	4,543	4,466	4,502	(9)
				Secured Debt		13.25% PIK	12/1/2023	1,793	1,754	1,793	(19)

									6,220	6,295
ATI Investment Sub, Inc.	(11)	July 11, 2016	Manufacturer of Solar Tracking Systems
				Secured Debt		9.01% (L+7.25%, Floor 1.00%)	6/22/2021	2,885	2,842	2,853	(9)
ATX Networks Corp.	(11)(13)(21)	June 30, 2015	Provider of Radio Frequency Management Equipment
				Secured Debt		8.94% (7.94% Current, 1.00% PIK) (L+6.00%, Floor 1.00%)	6/11/2021	13,638	13,520	12,786	(9)(19)
Barfly Ventures, LLC	(10)	August 31, 2015	Casual Restaurant Group
				Secured Debt		12.00%	8/31/2020	3,395	3,378	2,580
				Options	1				202	—
				Warrants	1		8/31/2025		158	—	(37)

									3,738	2,580
BBB Tank Services, LLC		April 8, 2016	Maintenance, Repair and Construction Services to the Above-Ground Storage Tank Market
				Secured Debt		12.71% (L+11.00%, Floor 1.00%)	4/8/2021	1,200	1,197	1,177	(9)
				Preferred Stock (non-voting)					33	33	(8)
				Member Units	200,000				200	73

									1,430	1,283
Berry Aviation, Inc.	(10)	July 6, 2018	Charter Airline Services
				Secured Debt		12.00% (10.50% Current, 1.50% PIK)	1/6/2024	4,548	4,494	4,548	(19)
				Preferred Member Units	122,416	16.00% PIK			122	125	(8)(19)(34)
				Preferred Member Units	1,548,387	8.00% PIK			1,548	776	(8)(19)(34)

									6,164	5,449
BigName Commerce, LLC	(10)	May 11, 2017	Provider of Envelopes and Complimentary Stationery Products
				Secured Debt		9.35% (L+7.25%, Floor 1.00%)	5/11/2022	2,232	2,218	2,232	(9)
Binswanger Enterprises, LLC	(10)	March 10, 2017	Glass Repair and Installation Service Provider
				Secured Debt		10.41% (L+8.50%, Floor 1.00%)	3/9/2022	13,635	13,345	13,635	(9)
				Member Units	1,050,000				1,050	950

									14,395	14,585
Bluestem Brands, Inc.	(11)	December 19, 2013	Multi-Channel Retailer of General Merchandise
				Secured Debt		9.31% (L+7.50%, Floor 1.00%)	11/6/2020	11,391	11,339	8,550	(9)
Boccella Precast Products LLC		June 30, 2017	Manufacturer of Precast Hollow Core Concrete
				Secured Debt		14.10% (L+12.00%, Floor 1.00%)	6/30/2022	3,311	3,262	3,311	(9)
				Member Units	540,000				564	1,567	(8)

									3,826	4,878
Brightwood Capital Fund Investments	(12)(13)	July 21, 2014	Investment Partnership
				LP Interests	1.6%				3,815	3,018	(8)(35)(36)
				LP Interests	0.8%				9,037	9,009	(8)(35)(36)

									12,852	12,027
Buca C, LLC		June 30, 2015	Casual Restaurant Group
				Secured Debt		10.94% (L+9.25%, Floor 1.00%)	6/30/2020	12,669	12,639	12,530	(9)
				Preferred Member Units	4	6.00% PIK			3,040	3,135	(8)(19)

									15,679	15,665
Cadence Aerospace LLC	(10)	November 14, 2017	Aerostructure Manufacturing
				Secured Debt		8.40% (L+6.50%, Floor 1.00%)	11/14/2023	19,272	19,135	19,273	(9)

MSC Income Fund

Consolidated Schedule of Investments — (Continued)

December 31, 2019
(dollars in thousands)

Portfolio Company(1)(20)		Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Shares/Units	Rate	Maturity Date	Principal(4)	Cost(4)	Fair Value(18)
CAI Software LLC		October 10, 2014	Provider of Specialized Enterprise Resource Planning Software
				Secured Debt		11.00%	12/7/2023	2,290	2,299	2,290
				Member Units	16,742				188	1,303	(8)

									2,487	3,593
Cenveo Corporation	(11)	September 4, 2015	Provider of Digital Marketing Agency Services
				Secured Debt		11.45% (L+9.50%, Floor 1.00%)	6/7/2023	4,449	4,177	4,449	(9)
				Common Stock	138,889				4,163	2,292

									8,340	6,741
Chisholm Energy Holdings, LLC	(10)	May 15, 2019	Oil & Gas Exploration & Production
				Secured Debt		8.16% (L+6.25%, Floor 1.50%)	5/15/2026	3,571	3,477	3,489	(9)
Clarius BIGS, LLC	(10)	September 23, 2014	Prints & Advertising Film Financing
				Secured Debt		15.00% PIK	1/5/2015	2,100	1,842	29	(14)(17)
				Secured Debt		20.00% PIK	1/5/2015	763	670	11	(14)(17)

									2,512	40
Clickbooth.com, LLC	(10)	December 5, 2017	Provider of Digital Advertising Performance Marketing Solutions
				Secured Debt		10.59% (L+8.50%, Floor 1.00%)	12/5/2022	2,663	2,625	2,663	(9)
Construction Supply Investments, LLC	(10)	December 29, 2016	Distribution Platform of Specialty Construction Materials to Professional Concrete and Masonry Contractors
				Member Units	42,207				4,866	7,669
CTVSH, PLLC	(10)	August 3, 2017	Emergency Care and Specialty Service Animal Hospital
				Secured Debt		9.91% (L+8.00%, Floor 1.00%)	8/3/2022	2,525	2,494	2,525	(9)
Datacom, LLC		May 30, 2014	Technology and Telecommunications Provider
				Secured Debt		8.00%	5/31/2021	200	200	179	(14)
				Secured Debt		10.50% PIK	5/31/2021	1,376	1,315	1,116	(14)(19)
				Class A Preferred Member Units					144	—
				Class B Preferred Member Units	717				670	—

									2,329	1,295
Digital River, Inc.	(11)	February 24, 2015	Provider of Outsourced e-Commerce Solutions and Services
				Secured Debt		7.90% (L+6.00%, Floor 1.00%)	2/12/2021	9,759	9,725	9,734	(9)
DTE Enterprises, LLC	(10)	April 13, 2018	Industrial Powertrain Repair and Services
				Secured Debt		9.24% (L+7.50%, Floor 1.50%)	4/13/2023	10,992	10,831	10,992	(9)
				Class AA Preferred Member Units (non-voting)		10.00% PIK			838	859	(8)(19)
				Class A Preferred Member Units	776,316				776	1,490

									12,445	13,341
Dynamic Communities, LLC	(10)	July 17, 2018	Developer of Business Events and Online Community Groups
				Secured Debt		9.75% (L+8.00%, Floor 1.00%)	7/17/2023	5,425	5,341	5,425	(9)
EPIC Y-Grade Services, LP	(11)	June 22, 2018	NGL Transportation & Storage
				Secured Debt		8.04% (L+6.00%)	6/13/2024	10,275	10,115	10,050
Evergreen Skills Lux S.á r.l. (d/b/a Skillsoft)	(11)(13)	May 5, 2014	Technology-based Performance Support Solutions
				Secured Debt		10.45% (L+8.25%, Floor 1.00%)	4/28/2022	10,901	10,669	3,060	(9)
Felix Investments Holdings II	(10)	August 9, 2017	Oil & Gas Exploration & Production
				Secured Debt		8.40% (L+6.50%, Floor 1.00%)	8/9/2022	5,000	4,937	5,000	(9)

MSC Income Fund

Consolidated Schedule of Investments — (Continued)

December 31, 2019
(dollars in thousands)

Portfolio Company(1)(20)		Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Shares/Units	Rate	Maturity Date	Principal(4)	Cost(4)	Fair Value(18)
Flavors Holdings Inc.	(11)	October 15, 2014	Global Provider of Flavoring and Sweetening Products
				Secured Debt		7.77% (L+5.75%, Floor 1.00%)	4/3/2020	10,719	10,667	10,076	(9)
GoWireless Holdings, Inc.	(11)	December 31, 2017	Provider of Wireless Telecommunications Carrier Services
				Secured Debt		8.25% (L+6.50%, Floor 1.00%)	12/22/2024	14,910	14,803	14,377	(9)
HDC/HW Intermediate Holdings	(10)	December 21, 2018	Managed Services and Hosting Provider
				Secured Debt		9.53% (L+7.50%, Floor 1.00%)	12/21/2023	1,961	1,928	1,958	(9)
Hoover Group, Inc.	(10)(13)	October 21, 2016	Provider of Storage Tanks and Related Products to the Energy and Petrochemical Markets
				Secured Debt		9.26% (L+7.25%, Floor 1.00%)	1/28/2021	22,045	21,529	20,391	(9)
Hunter Defense Technologies, Inc.	(10)	March 29, 2018	Provider of Military and Commercial Shelters and Systems
				Secured Debt		9.02% (L+7.00%, Floor 1.00%)	3/29/2023	15,944	15,676	15,944	(9)
HW Temps LLC		July 2, 2015	Temporary Staffing Solutions
				Secured Debt		8.00%	3/29/2023	2,545	2,498	2,230
Hydrofarm Holdings LLC	(10)	May 18, 2017	Wholesaler of Horticultural Products
				Secured Debt		11.80% (3.54% Current, 8.26% PIK) (L+10.00%)	5/12/2022	7,658	7,573	6,410	(19)
Hyperion Materials & Technologies, Inc.	(11)(13)	September 12, 2019	Manufacturer of Cutting and Machine Tools & Speciality Polishing Compounds
				Secured Debt		7.25% (L+5.50%, Floor 1.00%)	8/28/2026	7,500	7,355	7,425	(9)
iEnergizer Limited	(10)(13)(21)	April 17, 2019	Provider of Business Outsourcing Solutions
				Secured Debt		7.79% (L+6.00%, Floor 1.00%)	4/17/2024	12,963	12,848	12,963	(9)
Implus Footcare, LLC	(10)	June 1, 2017	Provider of Footwear and Related Accessories
				Secured Debt		8.27% (L+6.25%, Floor 1.00%)	4/30/2024	16,977	16,644	16,655	(9)
Independent Pet Partners Intermediate Holdings, LLC	(10)	November 20, 2018	Omnichannel Retailer of Specialty Pet Products
				Secured Debt		11.28% (L+9.00%, Floor 1.00%)	11/19/2023	14,376	14,120	14,376	(9)
				Member Units	1,191,667				1,192	964

									15,312	15,340
Industrial Services Acquisition, LLC	(10)	June 17, 2016	Industrial Cleaning Services
				Unsecured Debt		13.00% (6.00% Current, 7.00% PIK)	12/17/2022	12,014	11,990	12,014	(19)
				Preferred Member Units	336	10.00% PIK			202	202	(8)(19)(34)
				Preferred Member Units	187	20.00% PIK			124	124	(8)(19)(34)
				Member Units	2,100				2,100	1,191	(34)

									14,416	13,531
Interface Security Systems, L.L.C	(10)	August 7, 2019	Commercial Security & Alarm Services
				Secured Debt		8.77% (L+7.00%, Floor 1.75%)	8/7/2023	7,500	7,363	7,363	(9)
Intermedia Holdings, Inc.	(11)	August 3, 2018	Unified Communications as a Service
				Secured Debt		7.75% (L+6.00%, Floor 1.00%)	7/19/2025	3,516	3,487	3,525	(9)
Invincible Boat Company, LLC.	(10)	August 28, 2019	Manufacturer of Sport Fishing Boats
				Secured Debt		8.53% (L+6.50%, Floor 1.00%)	8/28/2025	9,873	9,773	9,773	(9)
Isagenix International, LLC	(11)	June 21, 2018	Direct Marketer of Health & Wellness Products
				Secured Debt		7.77% (L+5.75%, Floor 1.00%)	6/14/2025	5,943	5,893	4,273	(9)

MSC Income Fund

Consolidated Schedule of Investments — (Continued)

December 31, 2019
(dollars in thousands)

Portfolio Company(1)(20)		Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Shares/Units	Rate	Maturity Date	Principal(4)	Cost(4)	Fair Value(18)
JAB Wireless, Inc.	(10)	May 2, 2018	Fixed Wireless Broadband Provider
				Secured Debt		9.74% (L+8.00%, Floor 1.00%)	5/2/2023	14,775	14,668	14,775	(9)
Jackmont Hospitality, Inc.	(10)	May 26, 2015	Franchisee of Casual Dining Restaurants
				Secured Debt		8.45% (L+6.75%, Floor 1.00%)	5/26/2021	8,119	8,111	8,119	(9)
Joerns Healthcare, LLC	(11)	April 3, 2013	Manufacturer and Distributor of Health Care Equipment & Supplies
				Secured Debt		7.91% (L+6.00%, Floor 1.00%)	8/21/2024	3,335	3,276	3,276	(9)
				Common Stock	472,579				3,678	3,678

									6,954	6,954
Kemp Technologies Inc.	(10)	June 27, 2019	Provider of Application Delivery Controllers
				Secured Debt		8.00% (L+6.25%, Floor 1.00%)	3/29/2024	7,463	7,326	7,463	(9)
Knight Energy Services LLC	(11)	November 14, 2018	Oil and Gas Equipment & Services
				Secured Debt		8.50% PIK	2/9/2024	828	828	828	(17)
				Common Stock	25,692				1,843	1,843

									2,671	2,671
Kore Wireless Group Inc.	(11)	December 31, 2018	Mission Critical Software Platform
				Secured Debt		7.52% (L+5.50%)	12/20/2024	6,061	6,036	6,023
Larchmont Resources, LLC	(11)	August 13, 2013	Oil & Gas Exploration & Production
				Secured Debt		8.89% (L+7.00%, (Floor 1.00%)	8/7/2020	3,614	3,638	3,352	(9)
				Member Units	4,806				601	1,201	(34)

									4,239	4,553
Laredo Energy VI, LP	(10)	January 15, 2019	Oil & Gas Exploration & Production
				Secured Debt		11.64% (5.38% Current, 6.26% PIK) (L+9.63%, Floor 2.00%)	11/19/2021	11,228	11,093	10,554	(9)(19)
Lightbox Holdings, L.P.	(11)	May 23, 2019	Provider of Commercial Real Estate Software
				Secured Debt		6.74% (L+5.00%)	5/9/2026	4,975	4,904	4,913
LL Management, Inc.	(10)	May 2, 2019	Medical Transportation Service Provider
				Secured Debt		8.56% (L+6.50%, Floor 1.00%)	9/25/2023	13,719	13,590	13,719	(9)
Logix Acquisition Company, LLC	(10)	June 24, 2016	Competitive Local Exchange Carrier
				Secured Debt		7.50% (L+5.75%, Floor 1.00%)	12/22/2024	12,756	12,682	12,628	(9)
LSF9 Atlantis Holdings, LLC	(11)	May 17, 2017	Provider of Wireless Telecommunications Carrier Services
				Secured Debt		7.74% (L+6.00%, Floor 1.00%)	5/1/2023	13,124	13,059	12,157	(9)
Lulu's Fashion Lounge, LLC	(10)	August 31, 2017	Fast Fashion E-Commerce Retailer
				Secured Debt		10.75% (L+9.00%, Floor 1.00%)	8/28/2022	5,668	5,533	5,554	(9)
Lynx FBO Operating LLC	(10)	September 30, 2019	Fixed Based Operator in the General Aviation Industry
				Secured Debt		7.86% (L+5.75%, Floor 1.00%)	9/30/2024	13,750	13,451	13,487	(9)
				Member Units	3,704				500	500

									13,951	13,987
Mac Lean-Fogg Company	(10)	April 22, 2019	Manufacturer and Supplier for Auto and Power Markets
				Secured Debt		6.75% (L+5.00%)	12/22/2025	7,135	7,083	7,135
				Preferred Stock	650	13.75% (4.50% Cash, 9.25% PIK)		1,775	771	771	(8)(19)

									7,854	7,906
Mariner CLO 7, Ltd	(12)(13)	May 8, 2019	Structured Finance
				Subordinated Structured Notes		8.30%	4/30/2032	25,935	22,810	19,028
Mills Fleet Farm Group, LLC	(10)	October 24, 2018	Omnichannel Retailer of Work, Farm and Lifestyle Merchandise

MSC Income Fund

Consolidated Schedule of Investments — (Continued)

December 31, 2019
(dollars in thousands)

Portfolio Company(1)(20)		Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Shares/Units	Rate	Maturity Date	Principal(4)	Cost(4)	Fair Value(18)
				Secured Debt		9.04% (8.29% Current, 0.75% PIK) (L+6.25%, Floor 1.00%)	10/24/2024	14,883	14,556	14,184	(9)(19)
NinjaTrader, LLC	(10)	December 18, 2019	Operator of Futures Trading Platform
				Secured Debt		7.90% (L+6.00%, Floor 1.50%)	12/18/2024	9,675	9,490	9,490	(9)
NNE Partners, LLC	(10)	March 2, 2017	Oil & Gas Exploration & Production
				Secured Debt		9.91% (L+8.00%)	3/2/2022	20,417	20,320	20,172
North American Lifting Holdings, Inc.	(11)	February 26, 2015	Crane Service Provider
				Secured Debt		6.52% (L+4.50%, Floor 1.00%)	11/27/2020	6,179	5,959	5,228	(9)
Novetta Solutions, LLC	(11)	June 21, 2017	Provider of Advanced Analytics Solutions for Defense Agencies
				Secured Debt		6.76% (L+5.00%, Floor 1.00%)	10/17/2022	14,823	14,573	14,604	(9)
NTM Acquisition Corp.	(11)	July 12, 2016	Provider of B2B Travel Information Content
				Secured Debt		8.00% (L+6.25% ,Floor 1.00%)	6/7/2022	4,518	4,490	4,518	(9)
The Pasha Group	(11)	February 2, 2018	Diversified Logistics and Transportation Provided
				Secured Debt		9.31% (L+7.50%, Floor 1.00%)	1/26/2023	8,984	8,781	9,074	(9)
Permian Holdco 2, Inc.	(11)	February 12, 2013	Storage Tank Manufacturer
				Unsecured Debt		14.00% PIK	10/15/2021	1,138	1,138	851	(19)
				Unsecured Debt		18.00% PIK	6/30/2022	794	794	794	(19)
				Preferred Stock	386,255				1,997	250	(34)
				Common Stock	386,255				—	—

									3,929	1,895
PricewaterhouseCoopers Public Sector LLP	(11)	May 24, 2018	Provider of Consulting Services to Governments
				Secured Debt		9.75% (L+8.00%)	5/1/2026	14,100	14,057	13,889
RM Bidder, LLC	(10)	November 12, 2015	Scripted and Unscripted TV and Digital Programming Provider
				Warrants	218,601		10/20/2025		284	—	(32)
				Member Units	1,854				31	12

									315	12
Salient Partners L.P.	(11)	June 25, 2015	Provider of Asset Management Services
				Secured Debt		7.69% (L+6.00%, Floor 1.00%)	6/9/2021	6,450	6,511	6,450	(9)
Slick Innovations, Inc.		September 13, 2018	Text Message Marketing Platform
				Secured Debt		14.00%	9/13/2023	1,590	1,336	1,336
				Common Stock	17,500				175	270	(8)
				Warrants	4,521		9/13/2028		45	73	(29)

									1,556	1,679
SMART Modular Technologies, Inc.	(10)(13)	August 18, 2017	Provider of Specialty Memory Solutions
				Secured Debt		8.16% (L+6.25%, Floor 1.00%)	8/9/2022	18,484	18,340	18,669	(9)
TEAM Public Choices, LLC	(10)	October 28, 2019	Home-Based Care Employment Service Provider
				Secured Debt		7.75% (L+6.00%, Floor 1.00%)	9/20/2024	9,626	9,530	9,529	(9)
TE Holdings, LLC	(11)	December 5, 2013	Oil & Gas Exploration & Production
				Member Units	72,785				728	—
TGP Holdings III LLC	(11)	September 30, 2017	Outdoor Cooking & Accessories
				Secured Debt		10.25% (L+8.50%, Floor 1.00%)	9/25/2025	5,000	5,000	4,675	(9)
TMC Merger Sub Corp.	(11)	December 22, 2016	Refractory & Maintenance Services Provider
				Secured Debt		8.53% (L+6.75%, Floor 1.00%)	10/31/2022	16,835	16,691	16,689	(9)(24)
TOMS Shoes, LLC	(11)	November 13, 2014	Global Designer, Distributor, and Retailer of Casual Footwear
				Secured Debt		7.46% (L+5.50%, Floor 1.00%)	9/30/2025	571	571	571	(9)
				Secured Debt		6.96% (L+5.00%, Floor 1.00%)	12/31/2025	1,637	1,637	1,637	(9)
				Member Units	13,866				220	220

									2,428	2,428

MSC Income Fund

Consolidated Schedule of Investments — (Continued)

December 31, 2019
(dollars in thousands)

Portfolio Company(1)(20)		Investment Date(26)	Business Description	Type of Investment(2)(3)(25)	Shares/Units	Rate	Maturity Date	Principal(4)	Cost(4)	Fair Value(18)
USA DeBusk LLC	(10)	October 22, 2019	Provider of Industrial Cleaning Services
				Secured Debt		7.54% (L+5.75%, Floor 1.00%)	10/22/2024	20,000	19,615	19,615	(9)
U.S. TelePacific Corp.	(11)	September 14, 2016	Provider of Communications and Managed Services
				Secured Debt		7.02% (L+5.00%, Floor 1.00%)	5/2/2023	12,500	12,297	12,032	(9)
Vida Capital, Inc	(11)	October 10, 2019	Alternative Asset Manager
				Secured Debt		7.93% (L+6.00%)	10/1/2026	7,500	7,391	7,425
VIP Cinema Holdings, Inc.	(11)	March 9, 2017	Supplier of Luxury Seating to the Cinema Industry
				Secured Debt		9.91% (L+8.00%, Floor 1.00%)	3/1/2023	8,750	8,724	4,611	(9)(14)
Vistar Media, Inc.	(10)	February 17, 2017	Operator of Digital Out-of-Home Advertising Platform
				Secured Debt		10.00% (L+8.00%, Floor 1.00%)	4/3/2023	4,963	4,790	4,963	(9)
				Preferred Stock	70,207				767	1,610
				Warrants	69,675		4/3/2029		—	1,630	(33)

									5,557	8,203
Volusion, LLC		January 26, 2015	Provider of Online Software-as-a-Service eCommerce Solutions
				Secured Debt		11.50%	1/26/2020	8,672	8,611	8,290
				Unsecured Convertible Debt		8.00%	11/16/2023	175	175	124
				Preferred Member Units	2,090,001				6,000	6,000
				Warrants	784,867		1/26/2025		1,104	64	(29)

									15,890	14,478
Wireless Vision Holdings, LLC	(10)	September 29, 2017	Provider of Wireless Telecommunications Carrier Services
				Secured Debt		12.57% (11.57% Current, 1.00% PIK) (L+9.65%, Floor 1.00%)	9/29/2022	7,148	7,023	7,148	(9)(19)(23)
				Secured Debt		11.67% (10.67% Current, 1.00% PIK) (L+8.91%, Floor 1.00%)	9/29/2022	6,213	6,029	6,213	(9)(19)(23)

									13,052	13,361
YS Garments, LLC	(11)	August 22, 2018	Designer and Provider of Branded Activewear
				Secured Debt		7.60% (L+6.00%, Floor 1.00%)	8/9/2024	7,266	7,206	7,201	(9)

Subtotal Non-Control/Non-Affiliate Investments (82% of net assets at fair value)									$878,632	$838,643

Total Portfolio Investments									$1,040,055	$1,027,597

Short Term Investments(39)
Fidelity Institutional Money Market Funds(40)				Prime Money Market Portfolio					$3,482	$3,482
US Bank Money Market Account(40)									15,973	15,973

Total Short Term Investments									$19,455	$19,455

MSC Income Fund

Consolidated Schedule of Investments — (Continued)

December 31, 2019
(dollars in thousands)

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

*
Together with Orix, the Company previously co-invested through HMS-ORIX SLF LLC ("HMS-ORIX"), which was organized as a Delaware limited liability company. Pursuant to the terms of the limited liability company agreement and through representation on the HMS-ORIX Board of Managers, the Company and Orix each had 50% voting control of HMS-ORIX and together agreed on all portfolio and investment decisions as well as all other significant actions for HMS-ORIX. Although the Company owned more than 25% of the voting securities of HMS-ORIX, the Company did not have sole control over significant actions of HMS-ORIX for purposes of the 1940 Act or otherwise. HMS-ORIX was fully liquidated on September 26, 2019.

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

MSC Income Fund

Consolidated Schedule of Investments — (Continued)

December 31, 2019
(dollars in thousands)

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

MSC Income Fund

Consolidated Schedule of Investments — (Continued)

December 31, 2019
(dollars in thousands)

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

(1)
All investments are Lower Middle Market portfolio investments, unless otherwise noted. See Note 3 for a description of Lower Middle Market portfolio investments. All of the Company's investments, unless otherwise noted, are encumbered either as security for the Company's Credit Facilities. See Note 5 — Debt.

(2)
Debt investments are income producing, unless otherwise noted. Equity and warrants are non-income producing, unless otherwise noted.

(3)
See Note 3 for a summary of geographic location of portfolio companies.

(4)
Principal is net of repayments. Cost is net of repayments and accumulated unearned income.

(5)
Control investments are defined by the 1940 Act, as investments in which more than 25% of the voting securities are owned or where the ability to nominate greater than 50% of the board representation is maintained.

(6)
Affiliate investments are defined by the 1940 Act as investments in which between 5% and 25% (inclusive) of the voting securities are owned and the investments are not classified as Control investments.

MSC Income Fund

Consolidated Schedule of Investments — (Continued)

December 31, 2019
(dollars in thousands)

(7)
Non-Control/Non-Affiliate investments are defined by the 1940 Act as investments that are neither Control investments nor Affiliate investments.

(8)
Income producing through dividends or distributions.

(9)
Index based floating interest rate is subject to contractual minimum interest rate or floors.

(10)
Private Loan portfolio investment. See Note 3 for a description of Private Loan portfolio investments.

(11)
Middle Market portfolio investment. See Note 3 for a description of Middle Market portfolio investments.

(12)
Other Portfolio investment. See Note 3 for a description of Other Portfolio investments.

(13)
Investment is not a qualifying asset as defined under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets.

(14)
Non-accrual and non-income producing investment.

(15)
Not used

(16)
Not used

(17)
Maturity date is under on-going negotiations with the portfolio company and other lenders, if applicable.

(18)
Investment fair value was determined using significant unobservable inputs, unless otherwise noted. See Note 3 for further discussion.

(19)
PIK interest income and cumulative dividend income represent income not paid currently in cash.

(20)
All portfolio company headquarters are based in the United States, unless otherwise noted.

(21)
Portfolio company headquarters are located outside of the United States.

(22)
Not used
(23)
The Company has entered into an intercreditor agreement that entitles the Company to the "last out" tranche of the first lien secured loans, whereby the "first out" tranche will receive priority as to the "last out" tranche with respect to payments of principal, interest, and any other amounts due thereunder. Therefore, the Company receives a higher interest rate than the contractual stated interest rate of LIBOR plus 8.50% (Floor 1.00%) per the credit agreement and the Consolidated Schedule of Investments above reflects such higher rate.

(24)
The Company has entered into an intercreditor agreement that entitles the Company to the "first out" tranche of the first lien secured loans, whereby the "first out" tranche will receive priority as to the "last out" tranche with respect to payments of principal, interest, and any other amounts due thereunder. Therefore, the Company receives a lower interest rate than the contractual stated interest rate of LIBOR plus 7.14% (Floor 1.00%) per the credit agreement and the Consolidated Schedule of Investments above reflects such lower rate.

(25)
All of the Company's portfolio investments are generally subject to restrictions on resale as "restricted securities."

(26)
Investment date represents the date of initial investment in the portfolio company.

(27)
Not used

(28)
Not used

(29)
Warrants are presented in equivalent shares/units with a strike price of $0.01 per share/unit.

(30)
Not used

(31)
Not used

(32)
Warrants are presented in equivalent units with a strike price of $14.28 per unit.

(33)
Warrants are presented in equivalent shares with a strike price of $10.92 per share.

(34)
Shares/Units represent ownership in an underlying Real Estate or HoldCo entity.

(35)
Investment is not unitized. Presentation is made in percent of fully diluted ownership unless otherwise indicated.

(36)
Investment is in an underlying Limited Partnership that is managed by the respective Portfolio Company.

(37)
Warrants are presented in equivalent units with a strike price of $1.00 per unit.

(38)
Not used

(39)
Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less.

(40)
Effective yield as of December 31, 2019 was approximately 0.15% at US Bank Money Market Account and 1.24% at Fidelity Institutional Money Market Funds.

MSC Income Fund, Inc.

Notes to the Consolidated Financial Statements

Note 1 — Principal Business and Organization

       MSC Income Fund, Inc. (formerly known as HMS Income Fund, Inc. through October 30, 2020) ("MSC Income Fund"), (collectively with its consolidated subsidiaries, the "Company") was formed as a Maryland corporation on November 28, 2011 under the General Corporation Law of the State of Maryland. The Company is an externally managed, non-diversified closed-end management investment company that has elected to be treated as a business development company, or BDC, under the Investment Company Act of 1940, as amended (the "1940 Act"). The Company has elected to be treated for U.S. federal income tax purposes as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). As a result, MSC Income Funds generally will not pay corporate-level U.S. federal income taxes on any net ordinary taxable income or gains that it distributes to its stockholders.

       The Company's primary investment objective is to generate current income through debt and equity investments. A secondary objective of the Company is to generate current dividend income and long-term capital appreciation through direct equity investments and equity-related investments, including warrants, convertible securities and other rights to acquire equity securities. The Company's portfolio strategy is to invest primarily in illiquid debt and equity securities issued by lower middle market ("LMM") companies, which generally have annual revenues between $10 million and $150 million, and debt securities issued by middle market ("Middle Market") companies that are generally larger in size than the LMM companies. The Company's LMM and Middle Market portfolio investments generally range in size from $1 million to $15 million. The Company categorizes some of its investments in LMM companies and Middle Market companies as private loan ("Private Loan") portfolio investments. Private Loan investments, often referred to in the debt markets as "club deals," are investments, generally in debt instruments, that the Company originates on a collaborative basis with other investment funds. Private Loan investments are typically similar in size, structure, terms and conditions to investments the Company holds in its LMM portfolio and Middle Market portfolio. The Company's portfolio also includes other portfolio ("Other Portfolio") investments primarily consisting of investments managed by third parties, which differ from the typical profiles for the Company's other types of investments.

       HMS Funding I LLC ("HMS Funding") and MSC Equity Holding, LLC (formerly known as HMS Equity Holding, LLC) ("MSC Equity Holding") are both wholly owned subsidiaries of the Company that are organized as Delaware limited liability companies. MSC Equity Holding II, Inc. (formerly known as HMS Equity Holding II, Inc.) ("MSC Equity Holding II") is a wholly owned subsidiary of the Company that is organized as a Delaware corporation. MSC California Holdings LP (formerly known as HMS California Holdings LP) ("MSC California Holdings") is a wholly owned subsidiary of the Company that is organized as a Delaware limited partnership. MSC California Holdings GP LLC (formerly known as HMS California Holdings GP LLC) ("MSC California Holdings GP") is a wholly owned subsidiary of the Company that is organized as a Delaware limited liability company. HMS Funding was created in connnection with the Deutsche Bank Credit Facility (as defined below in Note 5 — Debt) in order to function as a "Structured Subsidiary," which is permitted to incur debt outside of the TIAA Credit Facility (as defined below in Note 5 — Debt) since it is not a guarantor under the TIAA Credit Facility. Two of the Company's wholly owned subsidiaries, MSC Equity Holding and MSC Equity Holding II, have elected to be taxable entities and primarily hold equity investments in certain portfolio companies which are "pass through" entities for tax purposes the ("Taxable Subsidiaries").

       Unless otherwise noted or the context otherwise indicates, the terms "we," "us," "our," and the "Company" refer to MSC Income Fund and its consolidated subsidiaries.

       Prior to October 30, 2020, the business of the Company was managed by HMS Adviser LP ("HMS Adviser"), a Texas limited partnership and affiliate of Hines Interests Limited Partnership ("Hines"), under an Investment Advisory and Administrative Services Agreement dated May 31, 2012 (as amended, the

MSC Income Fund, Inc.

Notes to the Consolidated Financial Statements — (Continued)

"Original Investment Advisory Agreement"). Prior to October 30, 2020, the Company and HMS Adviser retained MSC Adviser I, LLC ("MSC Adviser"), a wholly owned subsidiary of Main Street Capital Corporation ("Main Street"), a New York Stock Exchange listed BDC, as the Company's investment sub-adviser, pursuant to an Investment Sub-Advisory Agreement (the "Sub-Advisory Agreement"), to identify, evaluate, negotiate and structure prospective investments, make investment and portfolio management recommendations for approval by HMS Adviser, monitor the Company's investment portfolio and provide certain ongoing administrative services to HMS Adviser. HMS Adviser and MSC Adviser are collectively referred to as the "Advisers," and each is registered as an investment adviser under the Investment Advisers Act of 1940, as amended. Upon the execution of the Sub-Advisory Agreement, Main Street became an affiliate of the Company. The Company engaged Hines Securities, Inc. (the "Dealer Manager"), an affiliate of the Adviser, to serve as the Dealer Manager for the Initial Offering and the Offering.

       HMS Adviser entered into an asset purchase agreement, dated June 26, 2020 (the "Purchase Agreement"), with MSC Adviser, Main Street (solely for the purposes set forth in the Purchase Agreement) and Hines (solely for the purposes set forth in the Purchase Agreement). The Purchase Agreement contemplated that, subject to approval by the Company's Board of Directors and the Company's stockholders, the Company would enter into the Investment Advisory and Administrative Services Agreement with MSC Income Fund as sole investment adviser (the "Investment Advisory Agreement") and that the Original Investment Advisory Agreement and the Sub-Advisory Agreement would terminate concurrently therewith.

       On June 29, 2020, the Company's Board of Directors, including all of its independent directors, unanimously approved and recommended to the stockholders of the Company for approval the Investment Advisory Agreement. On October 28, 2020, the Company's stockholders approved the Investment Advisory Agreement to take effect upon the closing of the transactions contemplated by the Purchase Agreement (collectively, the "Transaction"). Upon the closing of the Transaction on October 30, 2020, the Company entered into the Investment Advisory Agreement with MSC Adviser and MSC Adviser became the sole investment adviser to the Company. See Note 8 — Related Party Transactions and Arrangements for additional information regarding the Investment Advisory Agreement.

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

       The Company's consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). The Company is an investment company following accounting and reporting guidance in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 946, Financial Services—Investment Companies ("ASC 946"). For each of the periods presented herein, the Company's consolidated financial statements include the accounts of MSC Income Fund and its consolidated subsidiaries. The Investment Portfolio, as used herein, refers to all of the Company's investments in LMM portfolio companies, investments in Middle Market portfolio companies, Private Loan (as defined in Note 3) portfolio investments and Other Portfolio (as defined in Note 3) investments (see "Note 3—Fair Value Hierarchy for Investments—Investment Portfolio Composition" for additional discussion of the Company's Investment Portfolio). The Company's results of operations for the years ended December 31, 2020, 2019 and 2018, cash flows for the years ended December 31, 2020, 2019 and 2018 and financial position as of December 31, 2020 and 2019, are presented on a consolidated basis. The effects of all intercompany transactions between MSC Income Fund and its consolidated subsidiaries have been eliminated in consolidation.

       Certain prior period information has been reclassified to conform to the current period presentation. The reclassification has no effect on the Company's consolidated financial position or the consolidated results of operations as previously reported.

MSC Income Fund, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Principles of Consolidation

       Under Topic 946, the Company is precluded from consolidating portfolio company investments, including those in which the Company has a controlling interest, unless the portfolio company is a wholly-owned investment company. An exception to this general principle occurs if the Company owns a controlling interest in an operating company whose primary purpose is to provide services to the Company or the Company's portfolio companies. None of the Company's investments qualifies for this exception. Therefore, the Company's portfolio company investments, including those in which the Company has a controlling interest, are carried on the Consolidated Balance Sheet at fair value, as discussed below, with changes to fair value recognized as "Net Change in Unrealized Appreciation (Depreciation)" on the Consolidated Statements of Operations until the investment is realized, usually upon exit, resulting in any gain or loss on exit being recognized as a "Net Realized Gain (Loss)".

Portfolio Investment Classification

       The Company classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, (a) "Control" investments are generally defined as investments in companies in which the Company owns more than 25% of the voting securities or has rights to nominate greater than 50% of the board of directors or managers of the entity, (b) "Affiliate" investments are generally defined as investments in which between 5% and 25% of the voting securities are owned and the investments are not classified as Control investments and (c) "Non-Control/Non-Affiliate" investments are defined as investments that are neither Control investments nor Affiliate investments.

Valuation of the Investment Portfolio

       The Company accounts for its Investment Portfolio at fair value under the provisions of ASC Topic 820, Fair Value Measurements and Disclosures ("ASC 820"). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. ASC 820 requires the Company to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal market that are independent, knowledgeable, and willing and able to transact.

       LMM investments and Other Portfolio investments generally have no established trading market, while Middle Market securities generally have established markets that are not active. Private Loan investments may include investments which have no established trading market or have established markets that are not active. The Company determines in good faith the fair value of its investment portfolio pursuant to a valuation policy in accordance with ASC 820 and a valuation process approved by its board of directors and in accordance with the 1940 Act. The Company's valuation policies and processes are intended to provide a consistent basis for determining the fair value of the investment portfolio.

       For LMM portfolio investments, the Company generally reviews external events, including private mergers, sales and acquisitions involving comparable companies, and includes these events in the valuation process by using an enterprise value waterfall methodology ("Waterfall") for its LMM equity investments and an income approach using a yield-to-maturity model ("Yield-to-Maturity") for its LMM debt investments. For Middle Market portfolio investments, the Company uses observable inputs such as quoted prices in the valuation process. The Company determines the appropriateness of the use of third-party broker quotes, if any, in determining fair value based on its understanding of the level of actual transactions used by the broker to develop the quote and whether the quote was an indicative price or binding offer, the depth and consistency of broker quotes and the correlation of changes in broker quotes with underlying performance of the portfolio company and other market indices. The Company often cannot observe the inputs considered by

MSC Income Fund, Inc.

Notes to the Consolidated Financial Statements — (Continued)

the third party in determining their quotes. For Middle Market and Private Loan portfolio investments in debt securities for which it has determined that third-party quotes or other independent pricing are not available or appropriate, the Company generally estimates the fair value based on the assumptions that it believes hypothetical market participants would use to value the investment in a current hypothetical sale using the Yield-to-Maturity valuation method. For its Other Portfolio equity investments, the Company generally calculates the fair value of the investment primarily based on the net asset value ("NAV") of the fund and adjusts the fair value for other factors deemed relevant that would affect the fair value of the investment. All of the valuation approaches for the Company's portfolio investments estimate the value of the investment as if the Company was to sell, or exit, the investment as of the measurement date.

       These valuation approaches consider the value associated with the Company's ability to control the capital structure of the portfolio company, as well as the timing of a potential exit. For valuation purposes, "control" portfolio investments are composed of debt and equity securities in companies for which the Company has a controlling interest in the equity ownership of the portfolio company or the ability to nominate a majority of the portfolio company's board of directors. For valuation purposes, "non-control" portfolio investments are generally composed of debt and equity securities in companies for which the Company does not have a controlling interest in the equity ownership of the portfolio company or the ability to nominate a majority of the portfolio company's Board of Directors.

       Under the Waterfall valuation method, the Company estimates the enterprise value of a portfolio company using a combination of market and income approaches or other appropriate valuation methods, such as considering recent transactions in the equity securities of the portfolio company or third-party valuations of the portfolio company, and then performs a Waterfall calculation by allocating the enterprise value over the portfolio company's securities in order of their preference relative to one another. The enterprise value is the fair value at which an enterprise could be sold in a transaction between two willing parties, rather than through a forced or liquidation sale. Typically, privately held companies are bought and sold based on multiples of earnings before interest, taxes, depreciation and amortization ("EBITDA"), cash flows, net income, revenues, or in limited cases, book value. There is no single methodology for estimating enterprise value. For any one portfolio company, enterprise value is generally described as a range of values from which a single estimate of enterprise value is derived. In estimating the enterprise value of a portfolio company, the Company analyzes various factors including the portfolio company's historical and projected financial results. Due to SEC deadlines for the Company's quarterly and annual financial reporting, the operating results of a portfolio company used in the current period valuation are generally the results from the period ended three months prior to such valuation date and may include unaudited, projected, budgeted or pro forma financial information and may require adjustments for non-recurring items or to normalize the operating results that may require significant judgment in its determination. In addition, projecting future financial results requires significant judgment regarding future growth assumptions. In evaluating the operating results, the Company also analyzes the impact of exposure to litigation, loss of customers or other contingencies. After determining the appropriate enterprise value, the Company allocates the enterprise value to investments in order of the legal priority of the various components of the portfolio company's capital structure. In applying the Waterfall valuation method, the Company assumes the loans are paid off at the principal amount in a change in control transaction and are not assumed by the buyer, which the Company believes is consistent with its past transaction history and standard industry practices.

       Under the Yield-to-Maturity valuation method, the Company also uses the income approach to determine the fair value of debt securities based on projections of the discounted future free cash flows that the debt security will likely generate, including analyzing the discounted cash flows of interest and principal amounts for the debt security, as set forth in the associated loan agreements, as well as the financial position and credit risk of the portfolio companies. The Company's estimate of the expected repayment date of its debt securities is generally the maturity date of the instrument, as the Company generally intends to hold its loans

MSC Income Fund, Inc.

Notes to the Consolidated Financial Statements — (Continued)

and debt securities to maturity. The Yield-to-Maturity analysis also considers changes in leverage levels, credit quality, portfolio company performance and other factors. The Company will generally use the value determined by the Yield-to-Maturity analysis as the fair value for that security; however, because of the Company's general intent to hold its loans to maturity, the fair value will not exceed the principal amount of the debt security valued using the Yield-to-Maturity valuation method. A change in the assumptions that the Company uses to estimate the fair value of its debt securities using the Yield-to-Maturity valuation method could have a material impact on the determination of fair value. If there is deterioration in credit quality or if a debt security is in workout status, the Company may consider other factors in determining the fair value of the debt security, including the value attributable to the debt security from the enterprise value of the portfolio company or the proceeds that would most likely be received in a liquidation analysis.

       Under the NAV valuation method, for an investment in an investment fund that does not have a readily determinable fair value, the Company measures the fair value of the investment predominately based on the NAV of the investment fund as of the measurement date and adjusts the investment's fair value for factors known to the Company that would affect that fund's NAV, including, but not limited to, fair values for individual investments held by the fund if the Company holds the same investment or for a publicly traded investment. In addition, in determining the fair value of the investment , the Company considers whether adjustments to the NAV are necessary in certain circumstances, based on the analysis of any restrictions on redemption of the Company's investment as of the measurement date, recent actual sales or redemptions of interests in the investment fund, and expected future cash flows available to equity holders, including the rate of return on those cash flows compared to an implied market return on equity required by market participants, or other uncertainties surrounding the Company's ability to realize the full NAV of its interests in the investment fund.

       Pursuant to its internal valuation process and the requirements under the 1940 Act, the Company performs valuation procedures on each of its portfolio investments quarterly. In addition to its internal valuation process, in arriving at estimates of fair value for its investments in its LMM portfolio companies, the Company, among other things, consults with a nationally recognized independent financial advisory services firm. The nationally recognized independent financial advisory services firm analyzes and provides observations, recommendations and an assurance certification regarding the Company's determinations of the fair value of its LMM portfolio company investments. The nationally recognized independent financial advisory services firm is generally consulted relative to The Company's investments in each LMM portfolio company at least once every calendar year, and for the Company's investments in new LMM portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, the Company may determine that it is not cost-effective, and as a result is not in its stockholders' best interest, to consult with the nationally recognized independent financial advisory services firm on its investments in one or more LMM portfolio companies. Such instances include, but are not limited to, situations where the fair value of the Company's investment in a LMM portfolio company is determined to be insignificant relative to the total Investment Portfolio. The Company consulted with and received an assurance certification from its independent financial advisory services firm in arriving at the Company's determination of fair value on its investments in a total of 34 LMM portfolio companies for the year ended December 31, 2020, representing approximately 99% of the total LMM portfolio at fair value as of December 31, 2020, and on a total of 30 LMM portfolio companies for the year ended December 31, 2019, representing approximately 95% of the total LMM portfolio at fair value as of December 31, 2019. Excluding its investments in LMM portfolio companies that, as of December 31, 2020 and 2019, as applicable, had not been in the investment portfolio for at least twelve months subsequent to the initial investment or whose primary purpose is to own real estate for which a third-party appraisal is obtained on at least an annual basis, the percentage of the LMM portfolio reviewed and certified by its independent financial advisory services firm for the years ended

MSC Income Fund, Inc.

Notes to the Consolidated Financial Statements — (Continued)

December 31, 2020 and 2019 was 100% of the total LMM portfolio at fair value as of both December 31, 2020 and 2019.

       For valuation purposes, all of the Company's Middle Market portfolio investments are non-control investments. To the extent sufficient observable inputs are available to determine fair value, the Company uses observable inputs to determine the fair value of these investments through obtaining third-party quotes or other independent pricing. For Middle Market portfolio investments for which it has determined that third-party quotes or other independent pricing are not available or appropriate, the Company generally estimates the fair value based on the assumptions that it believes hypothetical market participants would use to value such Middle Market debt investments in a current hypothetical sale using the Yield-to-Maturity valuation method and such Middle Market equity investments in a current hypothetical sale using the Waterfall valuation method. Because the vast majority of the Middle Market portfolio investments are typically valued using third-party quotes or other independent pricing services (including 88% and 93% of the Middle Market portfolio investments as of December 31, 2020 and 2019, respectively), the Company generally does not consult with any financial advisory services firms in connection with determining the fair value of its Middle Market investments.

       For valuation purposes, all of the Company's Private Loan portfolio investments are non-control investments. For Private Loan portfolio investments for which it has determined that third-party quotes or other independent pricing are not available or appropriate the Company generally estimates the fair value based on the assumptions that it believes hypothetical market participants would use to value such Private Loan debt investments in a current hypothetical sale using the Yield-to-Maturity valuation method and such Private Loan equity investments in a current hypothetical sale using the Waterfall valuation method.

       In addition to its internal valuation process, in arriving at estimates of fair value for its investments in its Private Loan portfolio companies, the Company, among other things, consults with a nationally recognized independent financial advisory services firm. The nationally recognized independent financial advisory services firm analyzes and provides observations and recommendations and an assurance certification regarding the Company's determinations of the fair value of its Private Loan portfolio company investments. The nationally recognized independent financial advisory services firm is generally consulted relative to the Company's investments in each Private Loan portfolio company at least once every calendar year, and for the Company's investments in new Private Loan portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, the Company may determine that it is not cost-effective, and as a result is not in its stockholders' best interest, to consult with the nationally recognized independent financial advisory services firm on its investments in one or more Private Loan portfolio companies. Such instances include, but are not limited to, situations where the fair value of the Company's investment in a Private Loan portfolio company is determined to be insignificant relative to the total Investment Portfolio. The Company consulted with and received an assurance certification from its independent financial advisory services firm in arriving at its determination of fair value on its investments in a total of 28 Private Loan portfolio companies for the year ended December 31, 2020, representing approximately 85% of the total Private Loan portfolio at fair value as of December, 2020, and on a total of 30 Private Loan portfolio companies for the year ended December 31, 2019, representing approximately 68% of the total Private Loan portfolio at fair value as of December 31, 2019. Excluding its investments in Private Loan portfolio companies that, as of December 31, 2020 and 2019, as applicable, had not been in the Investment Portfolio for at least twelve months subsequent to the initial investment and its investments in Private Loan portfolio companies that were not reviewed because the investment is valued based upon third-party quotes or other independent pricing, the percentage of the Private Loan portfolio reviewed and certified by its independent financial advisory services firm for the years ended December 31, 2020 and 2019 was 89% and 92% of the total Private Loan portfolio at fair value as of December 31, 2020 and 2019, respectively.

MSC Income Fund, Inc.

Notes to the Consolidated Financial Statements — (Continued)

       For valuation purposes, all of the Company's Other Portfolio investments are non-control investments. The Company's Other Portfolio investments comprised 6.1% and 4.8% of the Company's Investment Portfolio at fair value as of December 31, 2020 and 2019, respectively. Similar to the LMM investment portfolio, market quotations for Other Portfolio equity investments are generally not readily available. For its Other Portfolio equity investments, The Company generally determines the fair value of these investments using the NAV valuation method.

       Due to the inherent uncertainty in the valuation process, the Company's determination of fair value for its investment portfolio may differ materially from the values that would have been determined had a ready market for the securities existed. In addition, changes in the market environment, portfolio company performance and other events that may occur over the lives of the investments may cause the gains or losses ultimately realized on these investments to be materially different than the valuations currently assigned. The Company determines the fair value of each individual investment and records changes in fair value as unrealized appreciation or depreciation.

       The Company uses an internal investment rating system in connection with its investment oversight, portfolio management and analysis and investment valuation procedures for its LMM portfolio companies. This system takes into account both quantitative and qualitative factors of the LMM portfolio company and the investments held therein.

       The Board of Directors of the Company has the final responsibility for overseeing, reviewing and approving, in good faith, the Company's determination of the fair value for its investment portfolio, as well as its valuation procedures, consistent with 1940 Act requirements. The Company believes its investment portfolio as of December 31, 2020 and 2019 approximates fair value as of those dates based on the markets in which the Company operates and other conditions in existence on those reporting dates.

Use of Estimates

       The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results may differ from these estimates under different conditions or assumptions. Additionally, as explained elsewhere in Note 2, the consolidated financial statements include investments in the Investment Portfolio whose values have been estimated by the Company with the oversight, review and approval by the Company's Board of Directors in the absence of readily ascertainable market values. Because of the inherent uncertainty of the Investment Portfolio valuations, those estimated values may differ materially from the values that would have been determined had a ready market for the securities existed.

       The COVID-19 pandemic, and the related effect on the U.S. and global economies, has impacted, and threatens to continue to impact, the businesses and operating results of certain of the Company's portfolio companies, as well as market interest spreads. As a result of these and other current effects of the COVID-19 pandemic, as well as the uncertainty regarding the extent and duration of its impact, the valuation of the Company's Investment Portfolio is volatile.

Cash, Cash Equivalents and Restricted Cash

       Cash and cash equivalents consist of cash and highly liquid investments with an original maturity of three months or less at the date of purchase. These highly liquid, short term investments are included in the Consolidated Schedule of Investments. Cash and cash equivalents are carried at cost, which approximates fair value.

MSC Income Fund, Inc.

Notes to the Consolidated Financial Statements — (Continued)

       At December 31, 2020, cash balances totaling $8.6 million exceeded Federal Deposit Insurance Corporation insurance protection levels, subjecting the Company to risk related to the uninsured balance. All of the Company's cash deposits are held at large established high credit quality financial institutions and management believes that the risk of loss associated with any uninsured balances is remote.

       Amounts included in restricted cash represent balances in the cash accounts held at HMS Funding, which had been set aside at December 31, 2020 pursuant to an amendment to the Deutsche Bank Credit Facility effective April 24, 2020 (see Note 5 — Debt) (i) as a reserve for draws on unfunded commitments related to investments held by HMS Funding or (ii) to be applied against outstanding advances on the facility.

Interest, Fee and Dividend Income

       Interest and dividend income are recorded on the accrual basis to the extent amounts are expected to be collected. Prepayment penalties received by the Company are recorded as income upon receipt. Dividend income is recorded when dividends are declared by the portfolio company or at the point an obligation exists for the portfolio company to make a distribution. Accrued interest and dividend income are evaluated quarterly for collectability. When a debt security becomes 90 days or more past due and the Company does not expect the debtor to be able to service all of its debt or other obligations, it will generally be placed on non-accrual status, and the Company will cease recognizing interest income on that debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. If there is reasonable doubt that the Company will receive any previously accrued interest, then the interest income will be written off. Additionally, if a debt security has deferred interest payment terms and the Company becomes aware of a deterioration in credit quality, the Company will evaluate the collectability of the deferred interest payment. If it is determined that the deferred interest is unlikely to be collected, the Company will place the security on non-accrual status and cease recognizing interest income on that debt security until the borrower has demonstrated the ability and intent to pay the contractual amounts due. Payments received on non-accrual investments may be recognized as income or applied to principal depending upon the collectability of the remaining principal and interest. If a debt security's status significantly improves with respect to the debtor's ability to service the debt or other obligations, or if a debt security is fully impaired, sold or written off, it will be removed from non-accrual status.

       Interest income from investments in the "equity" class of security of collateralized loan obligation ("CLO") funds (typically subordinated notes) is recorded based upon an estimation of an effective yield to expected maturity utilizing estimated projected cash flows in accordance with ASC 325-40, Beneficial Interests in Securitized Financial Assets. The Company monitors the expected cash inflows from its investment in a CLO, including the expected residual payments, and the effective yield is determined and updated periodically.

       The Company holds certain debt and preferred equity instruments in its investment portfolio that contain a payment-in-kind ("PIK") interest provisions. If these borrowers elect to pay or are obligated to pay interest under the optional PIK provision or cumulative dividends, if deemed collectible in management's judgment, then the interest would be computed at the contractual rate specified in the investment's credit agreement, recorded as interest income and periodically added to the principal balance of the investment. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. The Company stops accruing PIK interest and writes off any accrued and uncollected interest in arrears when it determines that such PIK interest in arrears is no longer collectible. Cumulative dividends are recorded as dividend income and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed or sold.

       As of December 31, 2020 and 2019, the Company held 31 and 26 investments, respectively, which contained a PIK provision. As of December 31, 2020, three of the 31 investments with PIK provisions were

MSC Income Fund, Inc.

Notes to the Consolidated Financial Statements — (Continued)

on non-accrual status. No PIK interest was recorded on these non-accrual investments during the year ended December 31, 2020. As of December 31, 2019, five of the 26 investments with PIK provisions were on non-accrual status. No PIK interest was recorded on these investments during the year ended December 31, 2019. For the years December 31, 2020, 2019 and 2018, the Company capitalized approximately $4.6 million, $4.5 million and $1.9 million, respectively, of PIK interest. The Company stops accruing PIK interest and writes off any accrued and uncollected interest in arrears when it determines that such PIK interest in arrears is no longer collectible.

       The Company may periodically provide services, including structuring and advisory services, to its portfolio companies or other third parties. For services that are separately identifiable and evidence exists to substantiate fair value, income is recognized as earned, which is generally when the investment or other applicable transaction closes. For the years December 31, 2020, 2019 and 2018, the Company recognized approximately $2.0 million, $1.1 million and $2.1 million, respectively, of fee income received from its portfolio companies or other third parties, which accounted for approximately 2.3%, 1.0% and 1.8%, respectively, of the Company's total investment income during such respective period. Fees received in connection with debt financing transactions for services that do not meet these criteria are treated as debt origination fees and are deferred and accreted into interest income over the life of the financing.

       A presentation of total investment income the Company received from its investment portfolio in each of the periods presented is as follows:

	Twelve Months Ended December 31,
	2020	2019	2018
Interest, fee and dividend income:
Interest income	$76,982	$100,543	$101,772
Dividend income	7,789	10,113	7,587
Fee income	1,954	1,148	2,059

Total interest, fee and dividend income	$86,725	$111,804	$111,418

Deferred Financing Costs

       Deferred financing costs represent fees and other direct costs incurred in connection with arranging the Company's borrowings. These costs were incurred in connection with the Company's Credit Facilities (see Note 5 — Debt) and have been capitalized. The deferred financing costs are being amortized to interest expense using the straight-line method over the life of the related credit facility, which the Company believes is materially consistent with the effective interest method. For the year ended December 31, 2020, the Company amortized approximately $1.5 million into interest expense related to deferred financing costs. For the years ended 2019 and 2018, the Company amortized approximately $1.3 million each into interest expense related to deferred financing costs.

Equity Offering Costs

       In accordance with the Original Investment Advisory Agreement and the Sub-Advisory Agreement, the Company has historically reimbursed HMS Adviser and MSC Adviser for any offering costs that were paid on the Company's behalf, which consist of, among other costs, actual legal, accounting, bona fide out-of-pocket itemized and detailed due diligence costs, printing, filing fees, transfer agent costs, postage, escrow fees, data processing fees, advertising and sales literature and other offering costs. The Company expects to reimburse HMS Adviser for such costs incurred on its behalf including proceeds from the issuance of stock from our dividend reinvestment plan.

MSC Income Fund, Inc.

Notes to the Consolidated Financial Statements — (Continued)

       Deferred offering costs were fully amortized to expense upon the closing of the Offering to new investors and are currently expensed as incurred by the Company as it becomes obligated to reimburse HMS Adviser for such costs.

Unearned Income — Debt Origination Fees and Original Issue Discount / Premium to Par Value

       The Company capitalizes debt origination fess received in connection with financings and reflects such fees as unearned income netted against the applicable debt investments. The unearned income from the fees is accreted into income based on the effective interest method over the life of the financing.

       The Company generally purchases its debt investments for an amount different than their respective principal values. For purchases at less than par value, a discount is recorded at acquisition, which is accreted into interest income based on the effective interest method over the life of the debt investment. For purchases at greater than par value, a premium is recorded at acquisition, which is amortized as a reduction to interest income based on the effective interest method over the life of the investment. Upon repayment of the debt balance outstanding, any associated unamortized discount or premium is also recognized into interest income. For the years ended December 31, 2020, 2019 and 2018, the Company accreted approximately a net of $5.8 million, $7.8 million and $9.8 million, respectively, into interest income.

       To maintain RIC tax treatment (as discussed below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though the Company may not have collected the interest income. For the years ended December 31, 2020, 2019 and 2018, approximately 6.7%, 7.0%, and 8.8%, respectively, of the Company's total investment income was attributable to interest income from the accretion of discounts associated with debt investments, net of any premium reduction.

Income Taxes

       The Company has elected to be treated for U.S. federal income tax purposes as a RIC. The Company's taxable income includes the taxable income generated by the Company and certain of its subsidiaries which are treated as disregarded entities for tax purposes. As a RIC, the Company generally will not pay corporate-level U.S. federal income taxes on any net ordinary taxable income or capital gains that the Company distributes to its stockholders. The Company must generally distribute at least 90% of its "investment company taxable income" (which is generally its net ordinary taxable income and realized net short-term capital gains in excess of realized net long-term capital losses) and 90% of its tax-exempt income to maintain its RIC status (pass-through tax treatment for amounts distributed). As part of maintaining RIC status, undistributed taxable income (subject to a 4% non-deductible U.S. federal excise tax) pertaining to a given fiscal year may be distributed up to 12 months subsequent to the end of that fiscal year, provided such dividends are declared on or prior to the later of (i) the filing of the U.S. federal income tax return for the applicable fiscal year or (ii) the fifteenth day of the ninth month following the close of the year in which such taxable income was generated.

       MSC Equity Holding and MSC Equity Holding II (the "Taxable Subsidiaries") primarily hold certain portfolio investments for the Company. The Taxable Subsidiaries permit the Company to hold equity investments in portfolio companies which are "pass-through" entities for tax purposes and to continue to comply with the "source-of-income" requirements contained in the RIC tax provisions of the Code. The Taxable Subsidiaries are consolidated with the Company for U.S. GAAP financial reporting purposes, and the portfolio investments held by the Taxable Subsidiaries are included in the Company's consolidated financial statements as portfolio investments and recorded at fair value. The Taxable Subsidiaries are not consolidated with the Company for income tax purposes and may generate income tax expense, or benefit, and tax assets and liabilities, as a result of their ownership of certain portfolio investments. The taxable income, or loss, of the Taxable Subsidiaries may differ from their book income, or loss, due to temporary book and tax timing

MSC Income Fund, Inc.

Notes to the Consolidated Financial Statements — (Continued)

differences and permanent differences. The Taxable Subsidiaries are each taxed at their normal corporate tax rates based on their taxable income. The income tax expense, or benefit, if any, and the related tax assets and liabilities, of the Taxable Subsidiaries are reflected in the Company's consolidated financial statements.

       The Taxable Subsidiaries use the liability method in accounting for income taxes. Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements, using statutory tax rates in effect for the year in which the temporary differences are expected to reverse. A valuation allowance is provided, if necessary, against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. Our stockholder's equity includes an adjustment to classification as a result of permanent book-to-tax differences, which include differences in the book and tax treatment of income and expenses.

       Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses. Taxable income generally excludes net unrealized appreciation or depreciation, as investment gains or losses are not included in taxable income until they are realized.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

       Net realized gains or losses are measured by the difference between the net proceeds from the sale of an investment and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, and includes investments written-off during the period net of recoveries and realized gains or losses from in-kind redemptions. Net change in unrealized appreciation or depreciation on investments reflects the net change in the fair value of the investment portfolio and the reclassification of any prior period unrealized appreciation (depreciation) on exited investments to realized gains or losses.

Fair Value of Financial Instruments

       Fair value estimates are made at discrete points in time based on relevant information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. The Company believes that the carrying amounts of its financial instruments, consisting of cash, and cash equivalents, receivables, payables, accounts receivable from affiliates, interest payable to affiliates, other accrued expenses and liabilities, and Credit Facilities payable approximate the fair values of such items due to the short-term nature of these instruments.

Earnings Per Share

       Net increase (decrease) in net assets resulting from operations per share and net investment income per share, are calculated based upon the weighted average number of shares of common stock outstanding during the reporting period.

Recent Accounting Pronouncements

       In March 2020, the FASB issued ASU 2020-04, "Reference rate reform (Topic 848) — Facilitation of the effects of reference rate reform on financial reporting." The amendments in this update provide optional expedients and exceptions for applying U.S. GAAP to certain contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform and became effective upon issuance for all entities. The Company has agreements that have LIBOR as a reference rate with certain portfolio companies and also with certain lenders. Many of these agreements include language for choosing an alternative successor rate if LIBOR reference is no longer considered to be appropriate. Such contract modifications are required to be evaluated in determining whether the modifications result in the establishment of new contracts or the continuation of existing contracts. The

MSC Income Fund, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Company adopted this amendment in March 2020 and plans to apply the amendments in this update to account for contract modifications due to changes in reference rates, if applicable. The Company continues to evaluate the impact that the amendments in this update will have on its consolidated financial statements and disclosures when applied.

       In May 2020, the SEC published Release No. 33-10786 (the "May 2020 Release"), Amendments to Financial Disclosures about Acquired and Disposed Businesses, announcing its adoption of rules amending Rule 1-02(w)(2) used in the determination of a significant subsidiary specific to investment companies, including BDCs. In part, the rules adopted pursuant to the May 2020 Release eliminated the use of the asset test, and amended the income and investment tests for determining whether an unconsolidated subsidiary requires additional disclosure in the footnotes of the financial statements. MSC Income Fund adopted the rules pursuant to the May 2020 Release during the quarter ended December 31, 2020. The impact of the adoption of these rules on the Company's consolidated financial statements was not material.

       In December 2020, the SEC published Release No. IC-34084 (the "December 2020 Release") Use of Derivatives by Registered Investment Companies and Business Development Companies, announcing its adoption of rules amending Rule 18f-4 and Rule 6c-11 to provide an updated, comprehensive approach to the regulation of registered investment companies', including BDCs', use of derivatives and address investor protection concerns. In part, the rules adopted pursuant to the December 2020 Release require that funds using derivatives generally will have to adopt a derivatives risk management program that a derivatives risk manager administers and that the fund's board of directors oversees, and comply with an outer limit on fund leverage. Funds that use derivatives only in a limited manner will not be subject to these requirements, but they will have to adopt and implement policies and procedures reasonably designed to manage the fund's derivatives risks. Funds also will be subject to reporting and recordkeeping requirements regarding their derivatives use. The Company will adopt the rules pursuant to the December 2020 Release during the quarter ended March 31, 2021. As the Company is a limited user of derivatives, the impact of the adoption of these rules on the consolidated financial statements is not expected to be material.

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

Note 3 — Fair Value Hierarchy for Investments

Fair Value Hierarchy

       In accordance with ASC 820, the Company has categorized its investments based on the priority of the inputs to the valuation technique into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical investments (Level 1) and the lowest priority to unobservable inputs (Level 3).

       Investments recorded on the Company's balance sheet are categorized based on the inputs to the valuation techniques as follows:

         Level 1 — Investments whose values are based on unadjusted quoted prices for identical assets in an active market that the Company has the ability to access (examples include investments in active exchange-traded equity securities and investments in most U.S. government and agency securities).

MSC Income Fund, Inc.

Notes to the Consolidated Financial Statements — (Continued)

         Level 2 — Investments whose values are based on quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the investment. Level 2 inputs include the following:

    •
    Quoted prices for similar assets in active markets (for example, investments in restricted stock);

    •
    Quoted prices for identical or similar assets in non-active markets (for example, investments in thinly traded public companies);

    •
    Pricing models whose inputs are observable for substantially the full term of the investment (for example, market interest rate indices); and

    •
    Pricing models whose inputs are derived principally from, or corroborated by, observable market data through correlation or other means for substantially the full term of the investment.

         Level 3 — Investments whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement (for example, investments in illiquid securities issued by privately held companies). These inputs reflect management's own assumptions about the assumptions a market participant would use in pricing the investment.

       As required by ASC 820, when the inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement in its entirety. For example, a Level 3 fair value measurement may include inputs that are observable (Levels 1 and 2) and unobservable (Level 3). Therefore, unrealized appreciation and depreciation related to such investments categorized within the Level 3 tables below may include changes in fair value that are attributable to both observable inputs (Levels 1 and 2) and unobservable inputs (Level 3).

       As of December 31, 2020 and 2019, all of the Company's LMM portfolio investments consisted of illiquid securities issued by privately held companies and the fair value determination for these portfolio investments primarily consisted of unobservable inputs. As a result, all of the Company's LMM portfolio investments were categorized as Level 3 as of December 31, 2020 and 2019.

       As of December 31, 2020 and 2019, the Company's Middle Market portfolio investments consisted primarily of investments in secured and unsecured debt investments and independently rated debt investments. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of the Company's Middle Market portfolio investments were categorized as Level 3 as of December 31, 2020 and 2019.

       As of December 31, 2020 and 2019, the Company's Private Loan portfolio investments consisted primarily of investments in interest bearing secured debt investments. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of the Company's Private Loan portfolio investments were categorized as Level 3 as of December 31, 2020 and 2019.

       As of December 31, 2020 and 2019, the Company's Other Portfolio investments consisted primarily of illiquid securities issued by privately held companies. The Company relies primarily on information provided by managers of private investment funds in valuing these investments and considers whether it is appropriate, in light of all relevant circumstances, to value the Other Portfolio investments at the net asset value ("NAV") reported by the private investment fund at the time of valuation, as adjusted for known circumstances that would impact such NAV. Additionally, the Company's Other Portfolio investments included an investment in

MSC Income Fund, Inc.

Notes to the Consolidated Financial Statements — (Continued)

subordinated notes of a CLO, which are carried at a fair value determined by taking into account information received from a third-party, independent valuation firm. The fair value determination for the Company's Other Portfolio investments primarily consisted of unobservable inputs. As a result, all of the Company's Other Portfolio investments were categorized as Level 3 as of December 31, 2020 and 2019.

       The fair value determination of each portfolio investment as Level 3 required one or more of the following unobservable inputs:

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

  •
  Third party pricing for securities with limited observability of inputs determining the pricing; and

  •
  Other factors deemed relevant.

       The use of significant unobservable inputs creates uncertainty in the measurement of fair value as of the reporting date. The significant unobservable inputs used in the fair value measurement of the Company's LMM equity securities, which are generally valued through an average of the discounted cash flow technique and the market comparable/enterprise value technique (unless one of these approaches is determined to not be appropriate), are (i) EBITDA multiples and (ii) the weighted-average cost of capital ("WACC"). Significant increases (decreases) in EBITDA multiple inputs in isolation would result in a significantly higher (lower) fair value measurement. On the contrary, significant increases (decreases) in WACC inputs in isolation would result in a significantly lower (higher) fair value measurement. The significant unobservable inputs used in the fair value measurement of the Company's LMM, Middle Market and Private Loan securities are (i) risk adjusted discount rates used in the Yield-to-Maturity valuation technique and (ii) the percentage of expected principal recovery. Significant increases (decreases) in any of these discount rates in isolation would result in a significantly lower (higher) fair value measurement. Significant increases (decreases) in any of these expected principal recovery percentages in isolation would result in a significantly higher (lower) fair value

MSC Income Fund, Inc.

Notes to the Consolidated Financial Statements — (Continued)

measurement. However, due to the nature of certain investments, fair value measurements may be based on other criteria, such as third-party appraisals of collateral and fair values as determined by independent third parties, which are not presented in the tables below.

       The following tables provide a summary of the significant unobservable inputs used to fair value the Company's Level 3 portfolio investments as of December 31, 2020 and 2019:

	Fair Value as of December 31, 2020 (in thousands)	Valuation Technique	Significant Unobservable Inputs	Range	Weighted Average(1)	Median(1)
Equity investments	$187,099	Discounted cash flow	WACC	11.3% - 19.9%	14.1%	15.3%
		Market/comparable/Enterprise Value	EBITDA multiple(2)	5.2x - 8.5x(3)	6.9x	6.4x
Debt investments	$456,576	Discounted cash flow	Risk adjusted discount factor	7.4% - 14.2%(3)	10.3%	10.2%
			Expected principal recovery percentage	1.1% - 100.0%	99.3%	100.0%
Debt investments	$181,847	Market approach	Third-party quote	45.0 - 100.0	92.0	93.4

Total Level 3 investments	$825,522

(1)
Does not include investments for which the valuation technique does not include the use of the applicable fair value input.

(2)
EBITDA may include proforma adjustments and/or other addbacks based on specific circumstances related to each investment.

(3)
Range excludes outliers that are greater than one standard deviation from the mean. Including these outliers, the range for EBITDA multiple is 4.0x - 11.9x and the range for risk adjusted factor is 5.4% - 25.0%.

	Fair Value as of December 31, 2019 (in thousands)	Valuation Technique	Significant Unobservable Inputs	Range	Weighted Average(1)	Median(1)
Equity investments	$172,807	Discounted cash flow	WACC	10.7% - 18.0%	13.1%	14.6%
		Market/comparable/Enterprise Value	EBITDA multiple(2)	5.2x - 8.5x(3)	7.1x	6.5x
Debt investments	$547,354	Discounted cash flow	Risk adjusted discount factor	4.8% - 16.5%(3)	9.1%	8.9%
			Expected principal recovery percentage	1.4% - 100.0%	99.4%	100.0%
Debt investments	$307,436	Market approach	Third-party quote	28.1 - 101.0	93.0	97.9

Total Level 3 investments	$1,027,597

(1)
Does not include investments for which the valuation technique does not include the use of the applicable fair value input.

(2)
EBITDA may include proforma adjustments and/or other addbacks based on specific circumstances related to each investment.

(3)
Range excludes outliers that are greater than one standard deviation from the mean. Including these outliers, the range for EBITDA multiple is 3.9x - 12.0x and the range for risk adjusted factor is 4.6% - 38.0%.

MSC Income Fund, Inc.

Notes to the Consolidated Financial Statements — (Continued)

       The following tables provide a summary of changes in fair value of the Company's Level 3 portfolio investments for the years ended December 31, 2020 and 2019 (amounts in thousands):

Type of Investment	Fair Value as of December 31, 2019	Transfers Into Level 3 Hierarchy	Redemptions/ Repayments	New Investments	Net Changes from Unrealized to Realized	Net Unrealized Appreciation (Depreciation)	Other(1)	Fair Value as of December 31, 2020
Debt	$848,265	$—	$(287,211)	$67,517	$22,267	$(12,796)	$(17,705)	$626,863
Equity(2)	177,993	—	(4,114)	18,767	930	(7,647)	17,705	196,601
Equity Warrant	1,339	—	(158)	—	158	212	—	2,058

	$1,027,597	$—	$(291,483)	$86,284	$23,355	$(20,231)	$—	$825,522

(1)
Includes the impact of non-cash conversions. These transactions represent non-cash investing activities. See additional cash flow information at the consolidated statements of cash flows.

(2)
Includes the Company's investment in CLO subordinated notes. (See Note 4 — Investment in Signal Peak CLO 7, Ltd.)

Type of Investment	Fair Value as of December 31, 2018	Transfers Into Level 3 Hierarchy	Redemptions/ Repayments	New Investments	Net Changes from Unrealized to Realized	Net Unrealized Appreciation (Depreciation)	Other(1)	Fair Value as of December 31, 2019
Debt	$951,236	$—	$(337,470)	$240,104	$7,964	$(7,043)	$(6,526)	$848,265
Equity(2)	153,313	—	(37,886)	45,994	—	9,539	7,033	177,993
Equity Warrant	2,019	—	(395)	79	—	143	(507)	1,339

	$1,106,568	$—	$(375,751)	$286,177	$7,964	$2,639	$—	$1,027,597

(1)
Includes the impact of non-cash conversions. These transactions represent non-cash investing activities. See additional cash flow information at the consolidated statements of cash flows.

(2)
Includes the Company's investment in CLO subordinated notes. (See Note 4 — Investment in Signal Peak CLO 7, Ltd.)

       The total net change in unrealized appreciation (depreciation) for the years ended December 31, 2020, 2019 and 2018 included in the Consolidated Statements of Operations that related to Level 3 assets still held as of December 31, 2020, 2019 and 2018 was approximately $(56.5) million, $(6.7) million and $(15.7) million, respectively. For the years ended December 31, 2020 and 2019, there were no transfers between Level 2 and Level 3 portfolio investments.

MSC Income Fund, Inc.

Notes to the Consolidated Financial Statements — (Continued)

       At December 31, 2020 and 2019, the Company's investments were categorized as follows in the fair value hierarchy for ASC 820 purposes:

		Fair Value Measurements
		(in thousands)
At December 31, 2020	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
LMM portfolio investments	$217,036	$—	$—	$217,036
Middle Market portfolio investments	191,304	—	—	191,304
Private Loan portfolio investments	366,649	—	—	366,649
Other Portfolio investments(1)	50,533	—	—	50,533

Total	$825,522	$—	$—	$825,522

(1)
Includes the Company's investment in CLO subordinated notes. (See Note 4 — Investment in Signal Peak CLO 7, Ltd.)

		Fair Value Measurements
		(in thousands)
At December 31, 2019	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
LMM portfolio investments	$225,121	$—	$—	$225,121
Middle Market portfolio investments	272,428	—	—	272,428
Private Loan portfolio investments	481,152	—	—	481,152
Other Portfolio investments(1)	48,896	—	—	48,896

Total	$1,027,597	$—	$—	$1,027,597

(1)
Includes the Company's investment in CLO subordinated notes. (See Note 4 — Investment in Signal Peak CLO 7, Ltd.)

Investment Portfolio Composition

       The Company's LMM portfolio investments primarily consist of secured debt, equity warrants and direct equity investments in privately held, LMM companies based in the United States. The Company's LMM portfolio companies generally have annual revenues between $10 million and $150 million, and its LMM investments generally range in size from $1 million to $15 million. The LMM debt investments are typically secured by either a first or second priority lien on the assets of the portfolio company, can include either fixed or floating rate terms and generally have a term of between five and seven years from the original investment date. In most LMM portfolio investments, the Company makes direct equity investments or may periodically receive nominally priced equity warrants in connection with a debt investment.

       The Company's Middle Market portfolio investments primarily consist of direct investments in or secondary purchases of interest-bearing debt securities in privately held companies based in the United States that are generally larger in size than the companies included in the Company's LMM portfolio. The Company's Middle Market portfolio companies generally have annual revenues between $150 million and $1.5 billion, and its Middle Market investments generally range in size from $1 million to $15 million. The Company's Middle Market portfolio debt investments are generally secured by either a first or second priority

MSC Income Fund, Inc.

Notes to the Consolidated Financial Statements — (Continued)

lien on the assets of the portfolio company and typically have a term of between three and seven years from the original investment date.

       The Company's Private Loan portfolio investments are primarily debt securities in privately held companies that have been originated through strategic relationships with other investment funds on a collaborative basis, and are often referred to in the debt markets as "club deals." Private Loan investments are typically similar in size, structure, terms and conditions to investments the Company holds in its LMM portfolio and Middle Market portfolio. The Company's Private Loan portfolio debt investments are generally secured by either a first or second priority lien on the assets of the portfolio company and typically have a term of between three and seven years from the original investment date.

       The Company's Other Portfolio investments primarily consist of investments that are not consistent with the typical profiles for its LMM, Middle Market or Private Loan portfolio investments, including investments which may be managed by third parties. In the Other Portfolio, the Company may incur indirect fees and expenses in connection with investments managed by third parties, such as investments in other investment companies or private funds. For Other Portfolio investments, the Company generally receives distributions related to the assets held by the portfolio company. Those assets are typically expected to be liquidated over a five to ten-year period.

       Investment income, consisting of interest, dividends and fees, can fluctuate dramatically due to various factors, including the level of new investment activity, repayments of debt investments or sales of equity interests. Investment income in any given year could also be highly concentrated among several portfolio companies. For the years ended December 31, 2020 and 2019, the Company did not record investment income from any single portfolio company in excess of 10% of total investment income.

       The following tables provide a summary of the Company's investments in the LMM, Middle Market and Private Loan portfolios as of December 31, 2020 and 2019 (this information excludes the Other Portfolio investments which are discussed further below):

	As of December 31, 2020
	LMM(1)	Middle Market	Private Loan
	(dollars in millions)
Number of portfolio companies	34	28	40
Fair value	$217.0	$191.3	$366.6
Cost	$191.2	$216.4	$378.2
Debt investments as a % of portfolio (at cost)	66.0%	93.5%	91.4%
Equity investments as a % of portfolio (at cost)	34.0%	6.5%	8.6%
# of debt investments at cost secured by first priority lien	99.7%	90.6%	91.3%
Weighted-average annual effective yield(2)	11.1%	8.2%	9.2%
Average EBITDA(3)	$6.2	$78.5	$54.1

(1)
At December 31, 2020, the Company had equity ownership in approximately 97% of its LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was approximately 10%.

(2)
The weighted-average annual effective yields were computed using the effective interest rates for all debt investments at cost as of December 31, 2020, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status. The weighted-average annual effective yield is higher than what an investor in shares of the Company's common stock will realize on its investment because it does not reflect the Company's expenses or any sales load paid by an investor.

MSC Income Fund, Inc.

Notes to the Consolidated Financial Statements — (Continued)

(3)
The average EBITDA is calculated using a simple average for the LMM portfolio and a weighted-average for the Middle Market and Private Loan portfolios. These calculations exclude certain portfolio companies, including three LMM portfolio companies, one Middle Market portfolio company and four Private Loan portfolio companies, as EBITDA is not a meaningful valuation metric for the Company's investments in these portfolio companies, and those portfolio companies whose primary purpose is to own real estate.

	As of December 31, 2019
	LMM(1)	Middle Market	Private Loan
	(dollars in millions)
Number of portfolio companies	33	36	49
Fair value	$225.1	$272.4	$481.2
Cost	$195.1	$310.7	$481.2
Debt investments as a % of portfolio (at cost)	68.5%	95.5%	96.4%
Equity investments as a % of portfolio (at cost)	31.5%	4.5%	3.6%
# of debt investments at cost secured by first priority lien	99.4%	90.6%	93.8%
Weighted-average annual effective yield(2)	11.8%	8.5%	9.7%
Average EBITDA(3)	$6.2	$83.4	$56.4

(1)
At December 31, 2019, the Company had equity ownership in approximately 97% of its LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was approximately 10%.

(2)
The weighted-average annual effective yields were computed using the effective interest rates for all debt investments at cost as of December 31, 2019, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status. The weighted-average annual effective yield is higher than what an investor in shares of the Company's common stock will realize on its investment because it does not reflect the Company's expenses or any sales load paid by an investor.

(3)
The average EBITDA is calculated using a simple average for the LMM portfolio and a weighted-average for the Middle Market and Private Loan portfolios. These calculations exclude certain portfolio companies, including three LMM portfolio companies, one Middle Market portfolio company and four Private Loan portfolio companies, as EBITDA is not a meaningful valuation metric for the Company's investments in these portfolio companies, and those portfolio companies whose primary purpose is to own real estate.

       As of December 31, 2020, the Company had Other Portfolio investments in 5 companies, collectively totaling approximately $50.5 million in fair value and approximately $54.9 million in cost basis and which comprised approximately 6.1% of the Company's Investment Portfolio at fair value. As of December 31, 2019, the Company had Other Portfolio investments in 5 companies, collectively totaling approximately $48.9 million in fair value and approximately $53.1 million in cost basis and which comprised approximately 4.8% of the Company's Investment Portfolio at fair value.

       The following tables summarize the composition of the Company's total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at cost and fair value by type of investment as a percentage of the total combined LMM portfolio investments, Middle

MSC Income Fund, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Market portfolio investments and Private Loan portfolio investments, as of December 31, 2020 and 2019 (this information excludes the Other Portfolio investments).

Cost:	December 31, 2020	December 31, 2019
First lien debt	79.5%	79.9%
Equity	13.9%	13.8%
Second lien debt	4.6%	4.7%
Equity warrants	0.2%	0.2%
Other	1.8%	1.4%

	100.0%	100.0%

Fair Value:	December 31, 2020	December 31, 2019
First lien debt	76.0%	77.9%
Equity	17.3%	16.6%
Second lien debt	4.6%	4.0%
Equity warrants	0.3%	0.2%
Other	1.8%	1.3%

	100.0%	100.0%

       The following tables summarize the composition of the Company's total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments by geographic region of the United States and other countries at cost and fair value as a percentage of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments, as

MSC Income Fund, Inc.

Notes to the Consolidated Financial Statements — (Continued)

of December 31, 2020 and 2019 (this information excludes the Other Portfolio investments). The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

Cost:	December 31, 2020	December 31, 2019
Southwest	24.9%	21.0%
Northeast	18.9%	13.2%
Southeast	18.8%	21.8%
Midwest	18.2%	22.7%
West	17.5%	18.6%
Canada	1.7%	1.4%
Other Non-United States	0.0%	1.3%

	100.0%	100.0%

Fair Value:	December 31, 2020	December 31, 2019
Southwest	25.7%	20.7%
Midwest	20.1%	23.4%
Northeast	19.2%	13.0%
Southeast	17.1%	22.4%
West	16.3%	17.9%
Canada	1.6%	1.3%
Other Non-United States	0.0%	1.3%

	100.0%	100.0%

       The Company's LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments are in companies conducting business in a variety of industries. The following tables summarize the composition of the Company's total combined LMM portfolio investments, Middle Market

MSC Income Fund, Inc.

Notes to the Consolidated Financial Statements — (Continued)

portfolio investments and Private Loan portfolio investments by industry at cost and fair value as of December 31, 2020 and December 31, 2019 (this information excludes the Other Portfolio investments).

Cost:	December 31, 2020	December 31, 2019
Aerospace & Defense	8.4%	5.0%
Commercial Services & Supplies	8.1%	8.5%
Oil, Gas & Consumable Fuels	7.0%	6.4%
Machinery	6.5%	5.9%
Communications Equipment	5.7%	5.0%
Internet Software & Services	5.4%	3.9%
Diversified Telecommunication Services	5.4%	5.9%
Specialty Retail	4.5%	3.3%
IT Services	4.0%	4.5%
Leisure Equipment & Products	3.5%	4.0%
Construction & Engineering	3.4%	3.3%
Health Care Providers & Services	3.4%	4.9%
Hotels, Restaurants & Leisure	3.1%	2.8%
Distributors	3.1%	2.5%
Diversified Financial Services	3.1%	1.7%
Transportation Infrastructure	2.6%	2.3%
Media	2.5%	4.2%
Professional Services	2.2%	1.8%
Containers & Packaging	1.6%	1.3%
Trading Companies & Distributors	1.6%	1.6%
Electronic Equipment, Instruments & Components	1.5%	0.2%
Food & Staples Retailing	1.5%	1.2%
Internet & Catalog Retail	1.5%	1.7%
Software	1.2%	0.8%
Computers & Peripherals	1.1%	2.7%
Air Freight & Logistics	1.1%	0.9%
Energy Equipment & Services	0.9%	3.3%
Food Products	0.7%	1.7%
Diversified Consumer Services	0.7%	2.4%
Household Durables	0.0%	1.2%
Other(1)	4.7%	5.2%

	100.0%	100.0%

(1)
Includes various industries with each industry individually less than 1.0% of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at each date.

MSC Income Fund, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Fair Value:	December 31, 2020	December 31, 2019
Machinery	8.5%	7.7%
Aerospace & Defense	8.5%	5.1%
Commercial Services & Supplies	7.9%	8.1%
Oil, Gas & Consumable Fuels	6.1%	6.3%
Diversified Telecommunication Services	5.2%	5.8%
Internet Software & Services	4.8%	3.8%
Communications Equipment	4.6%	4.4%
Construction & Engineering	4.1%	3.4%
Specialty Retail	4.1%	3.0%
IT Services	4.0%	4.5%
Health Care Providers & Services	3.6%	4.5%
Leisure Equipment & Products	3.5%	3.6%
Diversified Financial Services	3.3%	1.7%
Distributors	3.1%	2.4%
Media	2.7%	4.5%
Transportation Infrastructure	2.7%	2.4%
Computers & Peripherals	2.3%	3.8%
Hotels, Restaurants & Leisure	2.1%	2.7%
Containers & Packaging	1.8%	1.4%
Software	1.7%	1.1%
Trading Companies & Distributors	1.6%	1.6%
Food & Staples Retailing	1.6%	1.3%
Internet & Catalog Retail	1.4%	1.4%
Construction Materials	1.3%	1.3%
Professional Services	1.2%	1.5%
Electronic Equipment, Instruments & Components	1.2%	0.2%
Air Freight & Logistics	1.2%	0.9%
Diversified Consumer Services	0.9%	1.6%
Energy Equipment & Services	0.5%	2.9%
Food Products	0.4%	1.5%
Household Durables	0.0%	1.1%
Other(1)	4.1%	4.6%

	100.0%	100.0%

(1)
Includes various industries with each industry individually less than 1.0% of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at each date.

       At December 31, 2020 and 2019, the Company had no portfolio investment that was greater than 10% of the Investment Portfolio at fair value.

Unconsolidated Significant Subsidiaries

       In accordance with Rules 3-09 and 4-08(g) of Regulation S-X, the Company must determine which of its unconsolidated controlled portfolio companies, if any, are considered "significant subsidiaries." On May 20, 2020, the SEC published in Release No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, amendments to Rule 1-02(w)(2) of Regulation S-X used in the determination of a

MSC Income Fund, Inc.

Notes to the Consolidated Financial Statements — (Continued)

significant subsidiary specific to investment companies, including BDCs. The amendments become effective on January 1, 2021, but the SEC allowed for early application. MSC Income Fund elected to apply these revisions effective December 31, 2020. In evaluating its unconsolidated controlled portfolio companies in accordance with the revised rules, there are two tests that the Company must utilize to determine if any of the Company's Control Investments (as defined in Note 2, including those unconsolidated portfolio companies defined as Control Investments in which the Company does not own greater than 50% of the voting securities or maintain greater than 50% of the board representation) are considered significant subsidiaries: the investment test and the income test. The investment test is generally measured by dividing the Company's investment in the Control Investment by the value of the Company's total investments. The income test is generally measured by dividing the absolute value of the combined sum of total investment income, net realized gain (loss) and net unrealized appreciation (depreciation) from the relevant Control Investment for the period being tested by the absolute value of the Company's change in net assets resulting from operations for the same period. Rules 3-09 and 4-08(g) of Regulation S-X, as interpreted by the SEC, require the Company to include (1) separate audited financial statements of an unconsolidated majority-owned subsidiary (Control Investments in which the Company owns greater than 50% of the voting securities) in an annual report and (2) summarized financial information of a Control Investment in a quarterly report, respectively, if certain thresholds of the investment or income tests are exceeded and the unconsolidated portfolio company qualifies as a significant subsidiary.

Note 4 — Investment in Signal Peak CLO 7, Ltd.

       On April 4, 2017, the Company and ORIX Funds Corp. ("Orix") entered into a limited liability company agreement to co-manage HMS-ORIX SLF LLC ("HMS-ORIX"), which invested primarily in broadly-syndicated loans. Pursuant to the terms of the limited liability agreement and through representation on the HMS-ORIX Board of Managers, the Company and Orix each had 50% voting control of HMS-ORIX and together were required to agree on all portfolio and investment decisions as well as all other significant actions for HMS-ORIX. The Company did not have sole control of significant actions of HMS-ORIX and, accordingly, did not consolidate the operations of HMS-ORIX within the consolidated financial statements. The Company and Orix funded an aggregate of $50.0 million of equity to HMS-ORIX, with the Company providing $30.0 million (60% of the equity) and Orix providing $20.0 million (40% of the equity).

       On May 8, 2019, HMS-ORIX Holdings I LLC, a wholly owned subsidiary of HMS-ORIX, which held all of the investments in broadly-syndicated loans held by HMS-ORIX, was merged (the "HMS-ORIX Holdings Merger") into Mariner CLO 7, Ltd., an exempted company incorporated under the laws of the Cayman Islands ("Mariner CLO"). In connection with the HMS-ORIX Holdings Merger, HMS-ORIX made certain distributions to its members. The Company used the cash proceeds it received from the HMS-ORIX Holdings Merger to purchase an aggregate principal amount of approximately $25.9 million of the "Subordinated Notes" (the equity tranche of the CLO's securities) due in 2032 issued by Mariner CLO in connection with an offering of $405.9 million aggregate principal amount of notes (the "CLO Offering"). After distribution to its members of residual cash remaining after the HMS-ORIX Holdings Merger, HMS-ORIX was fully liquidated on September 26, 2019. On October 8, 2020, Mariner CLO changed its name to Signal Peak CLO 7, Ltd. ("Signal Peak CLO").

       For the years December 31, 2020 and 2019, the Company recognized approximately $3.0 million and $1.3 million, respectively, of interest income in respect of its investment in Signal Peak CLO.

MSC Income Fund, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Note 5 — Debt

       Summary of debt as of December 31, 2020 is as follows:

	Outstanding Balance	Unamortized Debt Issuance Costs	Recorded Value	Estimated Fair Value(1)
	(dollars in thousands)
TIAA Credit Facility	$44,000	$(491)	$43,509	$43,509
Deutsche Bank Credit Facility	257,816	(2,200)	255,616	255,616

Total	$301,816	$(2,691)	$299,125	$299,125

(1)
Estimated fair value for outstanding debt if MSC Income Fund had adopted the fair value option under ASC 825.

       Summary of debt as of December 31, 2019 is as follows:

	Outstanding Balance	Unamortized Debt Issuance Costs	Recorded Value	Estimated Fair Value(1)
	(dollars in thousands)
TIAA Credit Facility	$105,000	$(246)	$104,754	$104,754
Deutsche Bank Credit Facility	340,000	(3,270)	336,730	336,760

Total	$445,000	$(3,516)	$441,484	$441,514

(1)
Estimated fair value for outstanding debt if MSC Income Fund had adopted the fair value option under ASC 825.

       Summarized interest expense on the Company's debt for the twelve months ended December 31, 2020, 2019 and 2018 is as follows:

	Twelve months ended December 31,
	2020	2019	2018
	(dollars in thousands)
TIAA Credit Facility	$3,383	$6,215	$5,735
Deutsche Bank Credit Facility	13,828	19,469	19,082

Total Interest Expense	$17,211	$25,684	$24,817

TIAA Credit Facility

       On March 6, 2017, the Company entered into an amended and restated senior secured revolving credit agreement (as amended, the "TIAA Credit Facility") with TIAA, FSB (formerly known as EverBank Commercial Finance, Inc. prior to June 18, 2018) ("TIAA Bank"), as administrative agent, and with TIAA Bank and other financial institutions as lenders. The TIAA Credit Facility features aggregate revolver commitments of $130.0 million, with an accordion provision allowing increases in aggregate commitments, not to exceed $150.0 million, with lender consent. The revolver commitments terminate on March 6, 2022, and all outstanding advances are payable on March 6, 2023, with two one-year extension options available for

MSC Income Fund, Inc.

Notes to the Consolidated Financial Statements — (Continued)

both such dates, subject to lender consent. Borrowings under the TIAA Credit Facility bear interest, subject to the Company's election, on a per annum basis at a rate equal to (i) LIBOR plus 2.60% or (ii) the base rate plus 1.60%. The base rate is defined as the higher of (a) the prime rate, (b) the Federal Funds Rate (as defined in the credit agreement) plus 0.5% or (c) LIBOR plus 1.0%. As of December 31, 2020, the one-month LIBOR was 0.14%. Additionally, the Company pays an annual unused commitment fee of 0.30% on the unused revolver commitments if more than 50% of the revolver commitments are being used and an annual unused commitment fee of 0.625% on the unused revolver commitments if less than 50% of the revolver commitments are being used. As of December 31, 2020, the Company was not aware of any instances of noncompliance with covenants related to the TIAA Credit Facility. For the year ended December 31, 2020, the average cost of borrowings on the TIAA Credit Facility, excluding amortization of deferred financing costs, was approximately 3.37% per annum.

       The TIAA Credit Facility permits the creation of certain "Structured Subsidiaries," which are not guarantors under the TIAA Credit Facility and which are permitted to incur debt outside of the TIAA Credit Facility. Borrowings under the TIAA Credit Facility are secured by all of the Company's assets, other than the assets of Structured Subsidiaries, as well as all of the assets, and a pledge of equity ownership interests, of any future subsidiaries of the Company (other than Structured Subsidiaries). The TIAA Credit Facility contains affirmative and negative covenants usual and customary for credit facilities of this nature, including: (i) maintaining a minimum interest coverage ratio of at least 2.00 to 1.00; (ii) maintaining an asset coverage ratio of at least 2.10 to 1.00; and (iii) maintaining a minimum consolidated tangible net worth, excluding Structured Subsidiaries, of at least the greater of (a) the aggregate amount of the revolver commitments or (b) $50.0 million. Further, the TIAA Credit Facility contains limitations on incurrence of other indebtedness (other than by the Structured Subsidiaries), limitations on industry concentration, and an anti-hoarding provision to protect the collateral under the TIAA Credit Facility. Additionally, the Company must provide information to TIAA on a regular basis, preserve its corporate existence, comply with applicable laws, including the 1940 Act, pay obligations when they become due, and invest the proceeds of the sales of common stock in accordance with its investment objectives and strategies (as set forth in the TIAA Credit Facility). Further, the credit agreement contains usual and customary default provisions including: (i) a default in the payment of interest and principal; (ii) insolvency or bankruptcy of the Company; (iii) a material adverse change in the Company's business; or (iv) breach of any covenant, representation or warranty in the loan agreement or other credit documents and failure to cure such breach within defined periods. Additionally, the TIAA Credit Facility requires the Company to obtain written approval from the administrative agent prior to entering into any material amendment, waiver or other modification of any provision of the Investment Advisory Agreement.

Deutsche Bank Credit Facility

       On May 18, 2015, HMS Funding entered into an amended and restated credit agreement (as amended, the "Deutsche Bank Credit Facility") among HMS Funding, as borrower, the Company, as equity holder and as servicer, Deutsche Bank AG, New York Branch ("Deutsche Bank"), as administrative agent, the financial institutions party thereto as lenders (together with Deutsche Bank, the "HMS Funding Lenders"), and U.S. Bank National Association, as collateral agent and collateral custodian. On April 24, 2020, the Deutsche Bank Credit Facility was amended to, among other things, terminate the revolver commitments effective on April 24, 2020 and begin the amortization period, through November 20, 2022, the maturity date. During the amortization period, (i) no further advances or reinvestment of principal collections were permitted, and all monthly interest and principal proceeds from the Company's investments securing the Deutsche Bank Credit Facility (net of certain fees and expenses) were to be applied against the outstanding advances on the facility, (ii) outstanding advances bore interest on a per annum basis at a rate equal to the sum of one-month LIBOR plus the applicable margin of (a) 2.85% if the effective advance rate (as defined in the Deutsche Bank Credit

MSC Income Fund, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Facility) was greater than 50.0% or (b) 2.60% if the effective advance rate was less than 50.0% and (iii) HMS Funding incurs an administrative agent fee of (a) 0.97% per annum if the effective advance rate is greater than 50.0% or (b) 0.83% per annum if the effective advance rate was less than 50.0%. As of December 31, 2020, the one-month LIBOR was 0.14%. HMS Funding incurred no undrawn fees or utilization fees during the amortization period. For the year ended December 31, 2020, the average cost of borrowings on the Deutsche Bank Credit Facility, excluding amortization of deferred financing costs, was approximately 3.38% per annum. As of December 31, 2020, the Company was not aware of any instances of noncompliance with covenants related to the Deutsche Bank Credit Facility. On February 3, 2021, the total amount outstanding on the facility was fully repaid. See Note 11 — Subsequent Events.

       As of December 31, 2020, the Company had borrowings of $44.0 million outstanding on the TIAA Credit Facility and had borrowings of $257.8 million outstanding on the Deutsche Bank Credit Facility, both of which the Company estimated approximated fair value.

       A summary of the Company's significant contractual payment obligations for the repayment of outstanding borrowings at December 31, 2020 is as follows:

	Payments Due By Period (dollars in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
TIAA Credit Facility(1)	$44,000	$—	$44,000	$—	$—
Deutsche Bank Credit Facility(2)	257,816	—	257,816	—	—

Total Credit Facilities	$301,816	$—	$301,816	$—	$—

(1)
At December 31, 2020, the Company had $86.0 million of undrawn revolver commitments under the TIAA Credit Facility; however, the Company's borrowing ability is limited by borrowing base restrictions and asset coverage restrictions imposed by the TIAA Credit Facility and the 1940 Act, as discussed above.

(2)
On February 3, 2021, the total amount outstanding on the Deutsche Bank Credit Facility was fully repaid, see Note 11 — Subsequent Events.

MSC Income Fund, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Note 6 — Financial Highlights

       The following is a schedule of financial highlights of the Company for the years ended December 31, 2020, 2019, 2018, 2017 and 2016.

	Year Ended December 31,
	2020	2019	2018	2017	2016
Per Share Data:
NAV at beginning of period	$7.77	$7.96	$8.15	$8.15	$7.88
Results from Operations
Net investment income(1)(2)	0.59	0.70	0.74	0.73	0.70
Net realized gain (loss) on investments(1)(2)	(0.66)	(0.23)	(0.23)	(0.03)	(0.29)
Net change in unrealized appreciation (depreciation) on investments(1)(2)	(0.03)	0.04	—	(0.02)	0.56

Net increase (decrease) in net assets resulting from operations	(0.10)	0.51	0.51	0.68	0.97

Stockholder distributions(1)(3)
Distributions from net investment income(1)(2)	(0.35)	(0.70)	(0.70)	(0.70)	(0.70)

Net increase (decrease) in net assets resulting from stockholder distributions	(0.35)	(0.70)	(0.70)	(0.70)	(0.70)

Capital share transactions
Issuance of common stock above NAV, net of offering costs(1)(4)	—	—	—	0.02	—

Net increase in net assets resulting from capital share transactions	—	—	—	0.02	—

Other(5)	(0.04)	—	—	—	—

NAV at end of period	$7.28	$7.77	$7.96	$8.15	$8.15

Shares of common stock outstanding at end of period	79,608,304	78,463,377	78,584,824	79,511,731	73,382,971
Weighted average shares of common stock outstanding	79,212,196	78,757,732	79,250,498	77,718,813	68,029,977

(1)
Based on weighted average number of shares of common stock outstanding for the period.

(2)
Changes in net investment income, net realized gains (losses) and net unrealized appreciation (depreciation) on investments can change significantly from period to period.

(3)
The stockholder distributions represent the stockholder distributions declared for the period.

(4)
The continuous issuance of shares of common stock resulted in an incremental increase in NAV per share due to the sale of shares at the then prevailing public offering price in excess of NAV per share on each subscription closing date. The per share data was derived by computing (i) the sum of (A) the number of shares issued in connection with subscriptions and/or dividend reinvestment on each share transaction date times (B) the differences between the net proceeds per share and the NAV per share on each share transaction date, divided by (ii) the weighted average shares of common stock outstanding for the period.

MSC Income Fund, Inc.

Notes to the Consolidated Financial Statements — (Continued)

(5)
Includes the impact of the different share amounts as a result of calculating certain per share data based on the weighted average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(dollars in thousands)
NAV at end of period	$579,624	$609,305	$625,366	$647,789	$587,833
Average NAV	$557,382	$622,708	$642,625	$629,775	$535,175
Average Credit Facilities borrowings	$386,084	$474,000	$482,200	$427,200	$396,000
Ratios to average net assets:
Ratio of total expenses to average net assets(1)	7.16%	9.11%	8.17%	7.14%	7.12%
Ratio of net investment income to average net assets(1)	8.40%	8.84%	9.16%	9.01%	8.91%
Portfolio turnover ratio	8.93%	33.30%	45.06%	50.66%	39.01%
Total return(2)	(1.80)%	6.41%	6.26%	8.59%	12.31%

(1)
Ratio of total expenses to average net assets is calculated net of any waiver of advisory fees or reimbursement of internal administrative services expenses. The Advisers did not earn any incentive fees in 2020. The Advisers earned subordinated incentive fees on income of approximately $3.9 million, $3.3 million, $1.6 million and $26,000 for the years ended December 31, 2019, 2018, 2017 and 2016, respectively, of which all were waived in full except for fees earned in 2019. For the years ended December 31, 2020, 2019, 2018, 2017 and 2016, the Advisers also waived reimbursement of internal administrative services expenses of approximately $3.6 million, $3.1 million, $2.7 million, $3.0 million and $2.3 million, respectively. Excluding interest expense, the ratio of total expenses to average net assets for the years ended December 31, 2020, 2019, 2018, 2017, and 2016 was 4.07%, 4.99%, 4.31%, 4.23% and 4.25%, respectively. See Note 8—Related Party Transactions and Arrangements.

(2)
Total return is calculated based on the change in NAV per share and stockholder distributions declared per share during the reporting period, divided by the NAV per share at the beginning of the period. The total return does not reflect the sales load from the sale of the Company's common stock.

Note 7 — Dividends, Distributions and Taxable Income

       The Company's dividends paid to its stockholders, if any, will be determined by its Board of Directors on a quarterly basis. During 2020, the Company paid dividends of $0.35 per share, compared to $0.70 per share in 2019. For tax purposes, the 2020 dividends, were comprised entirely of ordinary income. As of December 31, 2020, the Company estimates that it has generated undistributed taxable income of approximately $29.2 million, or $0.37 per share, that will be carried forward toward distributions to be paid in 2021.

       The Company has elected to be treated for U.S. federal income tax purposes as a RIC. The Company's taxable income includes the taxable income generated by the Company and certain of its subsidiaries which are treated as disregarded entities for tax purposes. As a RIC, the Company generally will not pay corporate-level U.S. federal income taxes on any net ordinary taxable income or capital gains that the Company distributes to its stockholders. The Company must generally distribute at least 90% of its "investment company taxable income" (which is generally its net ordinary taxable income and realized net short-term capital gains in excess of realized net long-term capital losses) and 90% of its tax-exempt income to maintain its RIC status (pass-through tax treatment for amounts distributed). As part of maintaining RIC status, undistributed taxable income (subject to a 4% non-deductible U.S. federal excise tax) pertaining to a given fiscal year may be distributed up to 12 months subsequent to the end of that fiscal year, provided such

MSC Income Fund, Inc.

Notes to the Consolidated Financial Statements — (Continued)

dividends are declared on or prior to the later of (i) filing of the U.S. federal income tax return for the applicable fiscal year or (ii) the fifteenth day of the ninth month following the close of the year in which such taxable income was generated.

       The determination of the tax attributes for the Company's distributions is made annually, based upon its taxable income for the full year and distributions paid for the full year. Therefore, a determination made on an interim basis may not be representative of the actual tax attributes of distributions for a full year. Ordinary dividend distributions from a RIC do not qualify for the 20% maximum tax rate (plus a 3.8% Medicare surtax, if applicable) on dividend income from domestic corporations and qualified foreign corporations, except to the extent that the RIC received the income in the form of qualifying dividends from domestic corporations and qualified foreign corporations. The tax attributes for distributions will generally include both ordinary income and qualified dividends, but may also include either one or both of capital gains and return of capital.

       The tax character of distributions paid for the years ended December 31, 2020, 2019 and 2018 was as follows:

	Twelve months ended December 31,
	2020	2019	2018
	(dollars in thousands)
Ordinary Income	$27,520	$53,297	$50,274
Distributions of long-term capital gains	—	1,848	5,238

Distributions on tax basis	$27,520	$55,145	$55,512

       Listed below is a reconciliation of "Net increase (decrease) in net assets resulting from operations" to taxable income and to total distributions declared to common stockholders for the years ended 2020, 2019 and 2018 (dollars in thousands).

	Year Ended December 31,
	2020	2019	2018
Net increase (decrease) in net assets resulting from operations	$(9,763)	$39,627	$40,278
Net change in unrealized (appreciation) depreciation	2,676	(2,963)	362
Income tax provision	1,243	820	1,019
Pre-tax book (income) loss not consolidated for tax purposes	41,278	13,603	19,620
Book income (loss) and tax income differences, including debt origination, structuring fees, dividends, realized gains and changes in estimates	4,061	682	(198)

Estimated taxable income(1)	39,495	51,769	61,081
Taxable income earned in prior year and carried forward for distribution in current year	17,198	20,574	15,005
Taxable income earned prior to period end and carried forward for distribution next period	(29,173)	(21,867)	(25,250)
Dividend accrued as of period end and paid-in the following period	—	4,669	4,676

Taxable income earned to be carried forward	(29,173)	(17,198)	(20,574)

Total distributions accrued or paid to common stockholders	$27,520	$55,145	$55,512

(1)
The Company's taxable income for each period is an estimate and will not be finally determined until the Company files its tax return for each year. Therefore, the final taxable income, and the taxable

MSC Income Fund, Inc.

Notes to the Consolidated Financial Statements — (Continued)

  income earned in each period and carried forward for distribution in the following period, may be different than this estimate.

       The Company's Taxable Subsidiaries primarily hold certain portfolio investments for the Company. The Taxable Subsidiaries permit the Company to hold equity investments in portfolio companies which are "pass-through" entities for tax purposes and to continue to comply with the "source-of-income" requirements contained in the RIC tax provisions of the Code. The Taxable Subsidiaries are consolidated with the Company for U.S. GAAP financial reporting purposes, and the portfolio investments held by the Taxable Subsidiaries are included in the Company's consolidated financial statements as portfolio investments and recorded at fair value. The Taxable Subsidiaries are not consolidated with the Company for income tax purposes and may generate income tax expense, or benefit, and tax assets and liabilities, as a result of their ownership of certain portfolio investments. The taxable income, or loss, of the Taxable Subsidiaries may differ from their book income, or loss, due to temporary book and tax timing differences and permanent differences. The Taxable Subsidiaries are each taxed at their normal corporate tax rates based on their taxable income. The income tax expense, or benefit, if any, and the related tax assets and liabilities, of the Taxable Subsidiaries are reflected in the Company's consolidated financial statements.

       For the years ended December 31, 2020, 2019 and 2018, the Company recognized a net income tax (benefit) provision of $1.2 million, $0.8 million and $1.0 million. The summary table below identifies the taxes by federal and state jurisdiction. The excise tax amount consists entirely of the 4% excise tax on undistributed income carried forward for distribution in the following year. Our Taxable Subsidiaries generated net operating loss and net capital loss in 2020 resulting in the creation of additional net deferred tax asset, however an equal amount was recorded as valuation allowance as a result of management's assessment that the loss carryovers more likely than not will remain unutilized.

	Twelve Months Ended December 31,
	2020	2019	2018
Current tax expense (benefit):
Federal	$(7)	$—	$—
State	125	185	99
Excise	1,125	635	920

Total current tax expense (benefit)	1,243	820	1,019
Deferred tax expense (benefit):
Federal	—	—	—
State	—	—	—

Total deferred tax expense (benefit)	—	—	—

Total income tax provision (benefit)	$1,243	$820	$1,019

       The Company operates in a manner to maintain its RIC status and to eliminate corporate-level U.S. federal income tax (other than the 4% excise tax) by distributing sufficient investment company taxable income and long-term capital gains. As a result, MSC Income Fund will have an effective tax rate equal to 0% before the excise tax and income taxes incurred by the Taxable Subsidiaries. As such, a reconciliation of the differences between the Company's reported income tax expense and its tax expense at the federal statutory rate of 21% is not meaningful.

       As of December 31, 2020, the cost basis of the Company's portfolio investments for tax purposes was $840.7 million, with such investments having an estimated net unrealized depreciation of $15.1 million, composed of gross unrealized appreciation of $58.4 million and gross unrealized depreciation of

MSC Income Fund, Inc.

Notes to the Consolidated Financial Statements — (Continued)

$73.6 million. As of December 31, 2019, the cost basis of investments for tax purposes was $1.0 billion, with such investments having an estimated net unrealized depreciation of $12.5 million, composed of gross unrealized appreciation of $55.3 million and gross unrealized depreciation of $68.5 million.

       The following table sets forth the significant components of net deferred tax assets and liabilities as of December 31, 2020 and 2019 (amounts in thousands):

	Year Ended December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$3,148	$2,420
Foreign tax credit carryforwards	10	10
Capital loss carryforwards	23,265	14,750
Net unrealized depreciation of portfolio investments	67	67

Total deferred tax assets	26,490	17,247

Deferred tax liabilities:
Net basis differences in portfolio investments	(4,491)	(3,217)
Net unrealized appreciation of portfolio investments	(3,529)	(1,576)

Total deferred tax liabilities	(8,020)	(4,793)
Valuation allowance	(18,470)	(12,454)

Total deferred tax asset (liabilities), net	$—	$—

       The net deferred tax assets at both December 31, 2020 and December 31, 2019 was $0 as any net deferred tax assets related to net operating loss and capital loss carryforwards, timing differences in net unrealized depreciation of portfolio investments, and basis differences of portfolio investments held by the Taxable Subsidiaries was completely offset by a valuation allowance. Based on the Taxable Subsidiaries operating history, management believes it is more likely than not that there will be inadequate profits against which the deferred tax assets can be offset. Accordingly, the Company recorded a valuation allowance to reduce the excess of deferred tax assets over deferred tax liabilities to $0.

       At December 31, 2020, for federal income tax purposes, the Taxable Subsidiaries had a net operating loss carryforward from prior years, which if unused, will expire in in various taxable years from 2034 through 2037. Any net operating losses generated in 2018 and future periods are not subject to expiration and will carryforward indefinitely until utilized. The timing and manner in which the Company will utilize any loss carryforwards generated before December 31, 2018 may be limited in the future under the provisions of the Code. At December 31, 2020, for federal income tax purposes, the Taxable Subsidiaries had a net capital loss carryforward totaling approximately $88.4 million, which if unused, will expire in five years. Additionally, the Taxable Subsidiaries have interest expense limitation carryforwards which have an indefinite carryforward. In addition, for the year ended December 31, 2020, for U.S. federal income tax purposes at the RIC level, MSC Income Fund had net capital loss carryforwards totaling approximately $6.3 million available to offset future capital gains, to the extent available and permitted by U.S. federal income tax law. However, as long as MSC Income Fund maintains its RIC status, any capital loss carryforwards at the RIC are not subject to a federal income tax-effect and are not subject to an expiration date.

MSC Income Fund, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Note 8 — Related Party Transactions and Arrangements

Advisory Agreements and Conditional Fee and Expense Reimbursement Waivers

       Prior to October 30, 2020, the business of the Company was managed by HMS Adviser (an affiliate of Hines), pursuant to Original Investment Advisory Agreement. On October 30, 2020, the Company entered into the Investment Advisory Agreement with MSC Adviser, which includes similar terms to those contained in Original Investment Advisory Agreement with HMS Adviser. The agreements state that the respective Adviser will oversee the management of the Company's activities and is responsible for making investment decisions with respect to, and providing day-to-day management and administration of, the Company's investment portfolio. Prior to October 30, 2020, the Company and HMS Adviser had engaged MSC Adviser pursuant to a sub-advisory agreement to identify, evaluate, negotiate and structure the Company's prospective investments, make investment and portfolio management recommendations for approval by the Adviser, monitor the Company's investment portfolio and provide certain ongoing administrative services to HMS Adviser in exchange for which the Adviser agreed to pay MSC Adviser fifty percent (50.0%) of the base management fee and incentive fees described below as compensation for its services.

       Pursuant to the Original Investment Advisory Agreement, the Company paid HMS Adviser a base management fee and incentive fees as compensation for the services described above. The base management fee was calculated at an annual rate of 2.0% of the Company's average gross assets. The term "gross assets" means total assets of the Company as disclosed on the Company's balance sheet. "Average gross assets" are calculated based on the Company's gross assets at the end of the two most recently completed calendar quarters. The base management fee was payable quarterly in arrears. Under the Investment Advisory Agreement, the Company pays a 1.75% base management fee to MSC Adviser on substantially the same terms as the Original Investment Advisory Agreement. The base management fee is expensed as incurred.

       The incentive fee under the Original Investment Advisory Agreement and under the Investment Advisory Agreement is the same. The incentive fees consist of two parts. The first part, referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears based on pre-incentive fee net investment income for the immediately preceding quarter. The subordinated incentive fee on income is equal to 20.0% of the Company's pre-incentive fee net investment income for the immediately preceding quarter, expressed as a quarterly rate of return on adjusted capital at the beginning of the most recently completed calendar quarter, exceeding 1.875% (or 7.5% annualized), subject to a "catch up" feature (as described below).

       For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses for the quarter (including the management fee, expenses payable under any proposed administration agreement and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount debt instruments and PIK interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. For purposes of this fee, adjusted capital means cumulative gross proceeds generated from sales of the Company's common stock (including proceeds from the Company's dividend reinvestment plan) reduced for non-liquidating distributions, other than distributions of profits, paid to the Company's stockholders and amounts paid for share repurchases pursuant to the Company's share repurchase program. The subordinated incentive fee on income is expensed in the quarter in which it is incurred.

MSC Income Fund, Inc.

Notes to the Consolidated Financial Statements — (Continued)

       The calculation of the subordinated incentive fee on income for each quarter is as follows:

  •
  No subordinated incentive fee on income shall be payable to the Adviser in any calendar quarter in which the Company's pre-incentive fee net investment income does not exceed the hurdle rate of 1.875% (or 7.5% annualized) on adjusted capital;

  •
  100% of the Company's pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than or equal to 2.34375% in any calendar quarter (9.375% annualized) shall be payable to the Adviser. This portion of the subordinated incentive fee on income is referred to as the "catch up" and is intended to provide the Adviser with an incentive fee of 20.0% on all of the Company's pre-incentive fee net investment income as if the hurdle rate did not apply when the pre-incentive fee net investment income exceeds 2.34375% (9.375% annualized) in any calendar quarter; and

  •
  For any quarter in which the Company's pre-incentive fee net investment income exceeds 2.34375% (9.375% annualized), the subordinated incentive fee on income shall equal 20.0% of the amount of the Company's pre-incentive fee net investment income, as the hurdle rate and catch-up will have been achieved.

       The second part of the incentive fee, referred to as the incentive fee on capital gains, is an incentive fee on realized capital gains earned from the portfolio of the Company and is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement). This fee equals 20.0% of the Company's incentive fee capital gains, which equals the Company's realized capital gains on a cumulative basis from inception, calculated as of the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. At the end of each reporting period, the Company estimates the incentive fee on capital gains and accrues the fee based on a hypothetical liquidation of its portfolio. Therefore, the accrual includes both net realized gains and net unrealized gains (the net unrealized difference between the fair value and the par value of its portfolio), if any. The incentive fee accrued pertaining to the unrealized gain is neither earned nor payable to the Adviser until such time it is realized.

       The Company and the Advisers entered into conditional income incentive fee waiver agreements (the "2016-2018 Conditional Income Incentive Fee Waiver Agreements"), most recently on March 4, 2019, pursuant to which, for a period from January 1, 2016 through December 31, 2018, the Advisers waived payments in respect of the "subordinated incentive fee on income," as such term is defined in the Original Investment Advisory Agreement, upon the occurrence of any event that, in the Advisers' sole discretion, causes such waiver to be deemed necessary. The 2016-2018 Conditional Income Incentive Fee Waiver Agreements have required the Company to repay base management fees or incentive fees previously waived by the Advisers under certain circumstances and to the extent eligible for repayment.

       Pursuant to the Transaction, the Advisers agreed to permanently waive reimbursement of any previously waived base management and incentive fees under the Original Investment Advisory Agreement.

       For the years ended December 31, 2020, 2019 and 2018, the Company incurred base management fees of approximately $18.5 million, $22.2 million and $23.2 million, respectively. the Advisers did not waive any portion of the base management fees incurred in the years ended December 31, 2020, 2019 and 2018. For the year ended December 31, 2020, the Company did not incur subordinated incentive fees on income. For the years ended December 31, 2019 and 2018, the Company incurred subordinated incentive fees on income per the Original Investment Advisory Agreement of approximately $3.9 million and $3.3 million, respectively. The Advisers waived all subordinated incentive fees on income incurred for the year ended December 31, 2018 and $3.9 million subordinated incentive fees on income incurred for the year ended December 31, 2019 was paid to the Advisers. The Company incurred no capital gains incentive fees during the years ended December 31, 2020, 2019 and 2018.

MSC Income Fund, Inc.

Notes to the Consolidated Financial Statements — (Continued)

       For the years ended December 31, 2020, 2019 and 2018, the Company did not record an accrual for any previously waived fees and any previously waived fees existing on October 30, 2020 were permanently waived pursuant to the Transaction.

       Pursuant to the Original Investment Advisory Agreement and Sub-Advisory Agreement, the Company is required to pay or reimburse the Advisers for administrative services expenses, which include all costs and expenses related to the Company's day-to-day administration and management not related to advisory services, whether such administrative services to the extent performed by the Advisers or their affiliates, were performed by a third party service provider or affiliates of the Advisers ("Internal Administrative Services"). The Advisers do not earn any profit under their provision of administrative services to the Company. For the years ended December 31, 2020, 2019 and 2018, the Company incurred, and the Advisers waived the reimbursements of, Internal Administrative Services expenses of approximately $3.6 million, $3.1 million and $2.7 million, respectively. The Company and the Advisers entered into an expense support and conditional reimbursement agreement, as amended from time to time, which extended the period for waiver of reimbursement of Internal Administrative Services expenses accrued pursuant to the Original Investment Advisory Agreement and the Sub-Advisory Agreement through October 29, 2020. MSC Adviser also agreed to waive reimbursement of Internal Administrative Expenses from October 30, 2020 through December 31, 2020. Since inception, the Advisers waived the reimbursement of total Internal Administrative Services expenses of $19.7 million. Waived Internal Administrative Services expenses are permanently waived and are not subject to future reimbursement.

       The table below outlines fees incurred and expense reimbursements payable to HMS Adviser, MSC Adviser and their respective affiliates for the three and years ended December 31, 2020, 2019 and 2018 and amounts unpaid as of December 31, 2020 and 2019 (dollars in thousands).

	Incurred			Unpaid as of
	Year Ended December 31,			December 31,
Type and Recipient	2020	2019	2018	2020	2019
Offering Costs — HMS Adviser	$205	$376	$407	$—	$—
Other(2) — HMS Adviser	628	778	661	156	44
Selling Commissions — Dealer Manager	—	—	—	—	—
Dealer Manager Fee — Dealer Manager	—	—	—	—	—

Due to Affiliates				$156	$44

Base Management Fees — HMS Adviser, MSC Adviser	18,524	22,246	23,189	$4,202	$5,388
Incentive Fees on Income — HMS Adviser, MSC Adviser(1)	—	3,943	—	—	—

Base Management and Incentive Fees Payable				$4,202	$5,388

(1)
Net of amounts waived by the Advisers.

(2)
Includes amounts the HMS Adviser paid on behalf of the Company such as general and administrative services expenses.

Offering Costs

       In accordance with the Original Investment Advisory Agreement and the Sub-Advisory Agreement, the Company reimbursed the Advisers for any offering costs that are paid on the Company's behalf, which consisted of, among other costs, actual legal, accounting, bona fide out-of-pocket itemized and detailed due diligence costs, printing, filing fees, transfer agent costs, postage, escrow fees, advertising and sales literature

MSC Income Fund, Inc.

Notes to the Consolidated Financial Statements — (Continued)

and other costs incurred in connection with an offering of the Company including the Company's dividend reinvestment plan. The Advisers were responsible for the payment of offering costs to the extent they exceed 1.5% of the aggregate gross stock offering proceeds. As the Company is no longer publicly offering shares for sale, the Investment Advisory Agreement with the sole Adviser does not include a 1.5% of gross proceeds cap on reimbursement of organizational and offering costs.

       As of December 31, 2020, the Company has reimbursed the Advisers approximately $12.8 million since inception for offering costs. As of December 31, 2020, HMS Adviser carried a balance of approximately $0.6 million for offering costs incurred on the Company's behalf, net of reimbursement payments from the Company.

Note 9 — Share Repurchase Plan

       Prior to March 31, 2020, the Company historically conducted quarterly tender offers pursuant to its share repurchase program. On March 31, 2020, the Company's Board of Directors unanimously approved a temporary suspension of the Company's share repurchase program commencing with the second quarter of 2020. The Board of Directors determined that it was in the best interest of the Company to suspend the share repurchase program in order to preserve financial flexibility and liquidity given the potential prolonged impact of COVID-19. From April 2020 through March 2021, the Share Repurchase Plan remained suspended due to the impacts of the COVID-19 pandemic.

       Under the terms of the plan, the Company will offer to purchase shares at the estimated NAV per share, as determined within 48 hours prior to the repurchase date. On August 10, 2018, the Company's board of directors determined that it was desirable and in the best interest of the Company to modify the manner in which the amount of shares to be repurchased pursuant to the Company's share repurchase program during each calendar quarter is calculated. Beginning with the Company's tender offer in the fourth quarter of 2018 through March 2020, the amount of shares of the Company's common stock to be repurchased during any calendar quarter was equal to the lesser of (i) the number of shares of common stock the Company could repurchase with the proceeds it received from the issuance of common stock under the Company's dividend reinvestment plan or (ii) 2.5% of the weighted average number of shares of common stock outstanding in the prior four calendar quarters. For periods prior to the fourth quarter 2018, the amount of shares repurchased during any calendar quarter was limited to (i) during any calendar year to the proceeds it received from the issuance of shares of its common stock under its dividend reinvestment plan during the trailing four quarters and (ii) in any calendar quarter to 2.5% of the weighted average number of shares of common stock outstanding during the trailing four quarters.

       On March 2, 2021, the Company's Board of Directors determined that it was desirable and in the best interest of the Company to reinstate the plan and modify the manner in which the amount of shares to be repurchased pursuant to the Company's share repurchase program during each calendar quarter is calculated. Beginning with the Company's tender offer in April 2021, the amount of shares of the Company's common stock to be repurchased during any calendar quarter will be equal to the lesser of (i) the number of shares of common stock the Company could repurchase with the proceeds it received from the issuance of common stock under the Company's dividend reinvestment plan or (ii) 2.5% of the weighted average number of shares of common stock outstanding in the prior four calendar quarters. See Note 11—Subsequent Events for further discussion of the Company's share repurchase program.

       At the discretion of the Company's Board of Directors, the Company may also use cash on hand, cash available from borrowings and cash from the sale of investments as of the end of the applicable period to repurchase shares. The Company's Board of Directors may amend, suspend or terminate the share repurchase program upon 30 days' notice. Since inception of its share repurchase program, the Company funded the repurchase of $96.9 million in shares. For the years ended December 31, 2020, 2019 and 2018, the Company

MSC Income Fund, Inc.

Notes to the Consolidated Financial Statements — (Continued)

funded approximately $6.1 million, $25.6 million and $34.3 million, respectively, for shares tendered for repurchase under the plan approved by the Company's Board of Directors.

       Repurchases of the Company's common stock pursuant to its tender offer for the three years ended December 31, 2020 are as follows:

For the Quarter Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered that were Repurchased	Repurchase Price per Share	Aggregate Consideration for Repurchased Shares
March 31, 2018	March 22, 2018	1,147,067	100.0%	$8.20	$9,405,951
June 30, 2018	May 31, 2018	1,242,890	100.0%	8.17	10,154,415
September 30, 2018	August 31, 2018, September 12, 2018 and October 25, 2018	982,248	100.0%	8.15	8,005,323
December 31, 2018	November 30, 2018	818,490	58.0%	8.22	6,727,990
March 31, 2019	February 28, 2019	820,174	56.0%	7.99	6,553,193
June 30, 2019	May 31, 2019	803,240	46.0%	7.98	6,409,850
September 30, 2019	September 3, 2019	804,778	40.0%	7.93	6,381,892
December 31, 2019	November 22, 2019	797,226	35.0%	7.86	6,266,191
March 31, 2020	February 21, 2020	791,488	26.5%	7.70	6,094,455

Total Repurchases for the Three Years Ended December 31, 2020					$65,999,260

       The Board of Directors determined that it was in the best interest of the Company to suspend the share repurchase program in order to preserve financial flexibility and liquidity given the potential prolonged impact of COVID-19. Share repurchases for future quarters will be reevaluated by the board of directors based on circumstances and expectations at the time of consideration. See Note 11 — Subsequent Events for further discussion of the Company's share repurchase program.

Note 10 — Commitments and Contingencies

       As of December 31, 2020, the Company had a total of approximately $27.4 million in outstanding commitments comprising (i) twenty-one commitments to fund revolving loans that had not been fully drawn or term loans that had not been funded and (ii) three capital commitments that had not been fully called. The Company recognized unrealized depreciation of approximately $0.3 million on the outstanding unfunded loan

MSC Income Fund, Inc.

Notes to the Consolidated Financial Statements — (Continued)

commitments and no unrealized appreciation or depreciation on the outstanding unfunded capital commitments during the year ended December 31, 2020.

Investments with equity capital commitments that have not yet funded:	Amount
Brightwood Capital Fund III, LP	$1,000
Freeport First Lien Loan Fund III LP	1,715
HPEP 3, L.P.	1,929

Total equity commitments	$4,644

Investments with commitments to fund revolving loans that have not been fully drawn or term loans with additional commitments not yet funded:
Adams Publishing Group, LLC	$5,000
NinjaTrader, LLC	3,078
SI East, LLC	2,500
Lynx FBO Operating LLC	1,875
Hunter Defense Technologies, Inc.	1,770
Arcus Hunting, LLC	1,446
Classic H+G Acquireco, LLC	1,000
Invincible Boat Company, LLC	864
DTE Enterprises, LLC	750
GRT Rubber Technologies, Inc.	660
Hawk Ridge Systems, LLC	500
Clickbooth Com, LLC	457
Chamberlin Holding, LLC	400
Cody Pools Holdings, LLC	400
Direct Marketing Solutions, Inc.	400
Trantech Radiator Topco, LLC	400
Gamber-Johnson Holdings, LLC	300
Tedder Acquisition, LLC	300
Dynamic Communities, LLC	250
American Nuts, LLC	247
Mystic Logistics Holdings, LLC	200

Total loan commitments	$22,797

Total commitments	$27,441

Note 11 — Subsequent Events

JPM SPV Facility

       On February 3, 2021, MSIF Funding LLC ("MSIF Funding"), the Company's wholly-owned subsidiary that primarily holds originated loan investments, entered into a senior secured revolving credit facility (as amended from time to time, the "JPM SPV Facility") with JPMorgan Chase Bank, National Association ("JPM"). JPM serves as administrative agent, U.S. Bank, N.A., serves as collateral agent and collateral administrator and the Company serves as portfolio manager under the JPM SPV Facility. The period during which MSIF Funding may make borrowings under the JPM SPV Facility expires on February 3, 2024 and the JPM SPV Facility is scheduled to mature on February 3, 2025 (the "Maturity Date").

       Advances under the JPM SPV Facility bear interest at a per annum rate equal to the three-month LIBOR in effect, plus the applicable margin of 2.90% per annum. MSIF Funding will also pay a commitment fee of

MSC Income Fund, Inc.

Notes to the Consolidated Financial Statements — (Continued)

0.75% per annum on the average daily unused amount of the financing commitments until the third anniversary of the JPM SPV Facility.

       The initial commitment amount of the JPM SPV Facility is $300 million. The JPM SPV Facility has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments and borrowing availability under the JPM SPV Facility to up to $450 million.

       Initial proceeds from borrowings under the JPM SPV Facility were used to purchase certain investments and participating interest from HMS Funding. HMS Funding, in turn, used the proceeds from these transactions and restricted cash to fully repay its existing indebtedness under the Deutsche Bank Credit Facility. Concurrently, the Company and HMS Funding extinguished the Deutsche Bank Credit Facility and transferred certain portfolio investments previously held by HMS Funding to MSIF Funding. The Deutsche Bank Credit Facility had been in an amortization period, requiring that all principal and interest payments received on investments held by HMS Funding be paid to lenders to retire the outstanding balance under the Deutsche Bank Credit Facility, since April 2020. See Note 5 — Debt for additional discussions of the Deutsche Bank Credit Facility.

$40 Million Term Loan Agreement with Main Street Capital Corporation

       On January 27, 2021, the Company entered into a term loan agreement (the "Main Street Term Loan") with Main Street, the parent company of the Adviser. The Main Street Term Loan provided a loan of $40 million to the Company, bearing interest at a fixed rate of 5.00% per annum and maturing on January 27, 2026. The Main Street Term Loan also required a 1.0% upfront fee payable to Main Street and the loan was fully funded on the closing date. Borrowings under the Main Street Term Loan are expressly subordinated and junior in right of payment to all secured indebtedness of the Company and may be prepaid any time after January 27, 2023, in accordance with conditions described in the Main Street Term Loan.

Dividend Declared and Reinstatement of Share Repurchase Program

       On March 2, 2021, MSC Income Fund's Board of Directors declared a cash dividend of $0.10 per share. This dividend will be payable to holders of the Company's common stock as of the record date of March 31, 2021 on April 1, 2021. Additionally, the Board approved the reinstatement of the Company's Share Repurchase Program, which commits the Company to repurchase, on a quarterly basis, the lesser of (i) the number of shares the Company can repurchase with the proceeds it receives from the issuance of shares under the Company's dividend reinvestment plan and (ii) 2.5% of the weighted average number of shares outstanding in the prior four calendar quarters, at the discretion of the Board. For the purposes of the first repurchase beginning in April 2021, the Company has determined that the aggregate repurchase will equal 90% of the amount of DRIP proceeds resulting from the April 1, 2021 dividend payment.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

       None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

       In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2020, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover our failures to disclose material information otherwise required to be set forth in our periodic reports.

Management's Annual Report on Internal Control Over Financial Reporting

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

       Our management's assessment of the effectiveness of our internal control system as of December 31, 2020 was based on the criteria for effective internal control over financial reporting described in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in the 2013 Internal Control — Integrated Framework issued by COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

       This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of the Company's internal control over financial reporting as of December 31, 2020 pursuant to the rules of the SEC that permit us to provide only management's report in this annual report on Form 10-K.

Changes in Internal Control Over Financial Reporting

       During the quarter ended December 31, 2020 we outsourced certain of our accounting and internal control testing functions to third-party service providers. In conjunction with this transition, we modified the design, operation and documentation of certain of our internal controls over financial reporting.

       With the exception of the transition described above, there have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

       None.

PART III

       Certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.    Directors, Executive Officers and Corporate Governance

Directors

       The following table sets forth certain information regarding our directors:

Name, Address, Age and Position(s) with Company(1)	Term of Office and Length of Time Served(2)	Business Experience and Principal Occupation; Directorships in Public Corporations and Investment Companies	Public Directorships Held by Director During the Past Five Years
INTERESTED DIRECTOR
Dwayne L. Hyzak(3) Age: 48 Director, Chairman and Chief Executive Officer	Since June 2020	Mr. Hyzak was appointed to our board of directors in June 2020 and as our Chief Executive Officer in October 2020. Mr. Hyzak has served as Main Street's Chief Executive Officer since November 2018 and as a member of Main Street's board of directors since January 2018. Mr. Hyzak also serves as a member of Main Street's management team's investment and executive committees. Previously, he served as Main Street's President (2015 until November 2018), Chief Operating Officer (2014 until November 2018), Chief Financial Officer (2011 until 2014) and Senior Managing Director since 2011. Mr. Hyzak has served in other senior executive positions at Main Street since prior to its IPO in 2007. From 2002, Mr. Hyzak has also served as a Senior Managing Director and in other executive positions of several Main Street predecessor funds and entities, which are now subsidiaries of Main Street. From 2000 to 2002, Mr. Hyzak was a Director of Integration with Quanta Services, Inc. (NYSE: PWR), which provides specialty contracting services to the power, natural gas and telecommunications industries, where he was principally focused on the company's mergers and acquisitions and corporate finance activities. Mr. Hyzak currently serves on the board of directors of Child Advocates, a non-profit organization that trains and supports advocates to serve the interests of abused or neglected children in the greater Houston area.	Director, Main Street Capital Corporation
We concluded Mr. Hyzak is qualified to serve on our Board of Directors because of his experience and long tenure in leadership roles, currently as Chief Executive Officer of Main Street, a publicly listed BDC, and previously as President and Chief Operating Officer of Main Street, along with his extensive experience in investing and managing investments in lower middle market companies, mergers and acquisitions, corporate finance, tax and accounting.

Name, Address, Age and Position(s) with Company(1)	Term of Office and Length of Time Served(2)	Business Experience and Principal Occupation; Directorships in Public Corporations and Investment Companies	Public Directorships Held by Director During the Past Five Years
INDEPENDENT DIRECTOR
Robert L. Kay Age: 68 Director	Since October 2020	Mr. Kay has been an independent director since October 2020. Mr. Kay has more than 40 years of broad-based banking, investments, private equity intermediary, and private business management experience, including commercial loan and venture capital investment portfolio oversight. After spending the first 10 years of his career as a corporate lender with a major Texas bank holding company in Dallas, he returned to his hometown in Austin where he spent the next eight years in the venture investing arena. Beginning in 1990, Mr. Kay served as Chief Executive Officer and/or Chief Operating Officer of multiple start-up, growth phase, and turnaround operating company situations, including serving as Chief Financial Officer of DrillingInfo from 2006 until its sale in 2012. Mr. Kay currently serves as the managing member and chief executive officer of Excelleration Partners, an early-stage investment firm. Mr. Kay earned a B.B.A. in general business (accounting concentration) from the University of Texas.	None.
We concluded that Mr. Kay is qualified to serve on our board of directors because of his strong operating background, including his development of strategic partner relationships, in addition to his extensive financial and transactional experience.
John O. Niemann, Jr. Age: 64 Director	Since 2012	Mr. Niemann has been an independent director since 2012 and Chairman of the Nominating and Corporate Governance Committee since October 2020. He is a Managing Director of Andersen Tax LLC having served in this position since June 2013. He is also the President and Chief Operating Officer of Arthur Andersen LLP and has been since 2003. He previously served on the administrative board of Arthur Andersen LLP and on the board of partners of Andersen Worldwide. He began his career at Arthur Andersen LLP in 1978 and has served in increasing responsibilities in senior management positions, since 1992. Mr. Niemann has served as a director and Chairman of the Audit Committee of Hines Global Income Trust since July 2014 and as the lead independent director since May 2019 and as a director and Chairman of the Audit Committee of Adams Resources & Energy, Inc. since May 2019. Mr. Niemann has served on the board of directors of many Houston area non-profit organizations, including Strake Jesuit College Preparatory School (past chair of the board), The Regis School of the Sacred Heart (past chair of the board), The Houston Symphony, The University of St. Thomas, The Alley Theatre and Taping for the Blind, Inc. He graduated with a B.A. in Managerial Studies (magna cum laude) and a master's degree in accounting from Rice University, received a J.D. (summa cum laude) from the South Texas College of Law and an L.L.M. in taxation (summa cum laude) from the University of San Francisco School of Law.	Director and Chairman of Audit Committee, Hines Global Income Trust Director and Chairman of the Audit Committee, Adams Resources & Energy, Inc.

Name, Address, Age and Position(s) with Company(1)	Term of Office and Length of Time Served(2)	Business Experience and Principal Occupation; Directorships in Public Corporations and Investment Companies	Public Directorships Held by Director During the Past Five Years
We concluded that Mr. Niemann's significant experience in the public accounting industry including over 40 years in various capacities at Arthur Andersen makes him well qualified to serve as one of our directors.
Jeffrey B. Walker Age: 60 Director	Since October 2020	Mr. Walker has been an independent director and Chairman of the Audit Committee since October 2020. Mr. Walker retired in May 2020 after a successful 38-year career in public accounting with Arthur Andersen and, more recently, Deloitte Tax, LLP where he held several leadership roles including, most recently, vice chairman of the board from 2014 until May 2020. Mr. Walker served as a member of Deloitte's board from 2011 until 2015 and also served as the Chief Development Officer from 2013 until 2015. Mr. Walker is a certified public accountant and a member of the AICPA and Texas State Board of CPAs and earned a B.B.A. in Accounting and Economics from the University of Mississippi.	None.
We believe Mr. Walker is qualified to serve on our board of directors because of his extensive experience and leadership as a long-time and distinguished operating executive and partner at Deloitte and Arthur Andersen.

(1)
The address of each director is c/o MSC Income Fund, Inc., 1300 Post Oak Boulevard, 8th Floor, Houston, Texas 77056. The age given for each of our directors is as of March 30, 2021.

(2)
Directors serve for a term until the next annual meeting of stockholders and until their successors are duly elected and qualified or until their earlier removal or resignation.

(3)
Mr. Hyzak is an "interested person" of the Company as defined in Section 2(a)(19) of the 1940 Act because of his affiliation with MSC Adviser and its parent Main Street Capital Corporation.

Executive Officers

       The following table sets forth information regarding our executive officers:

Name	Age	Position(s) Held
Dwayne L. Hyzak*	48	Chairman of the Board, Chief Executive Officer and Senior Managing Director
David L. Magdol*	50	President, Chief Investment Officer and Senior Managing Director
Jesse E. Morris	53	Executive Vice President and Chief Operating Officer
Jason B. Beauvais	45	Senior Vice President, General Counsel, Chief Compliance Officer and Secretary
Brent D. Smith	46	Chief Financial Officer and Treasurer
Nicholas T. Meserve	41	Managing Director
Cory E. Gilbert	48	Chief Accounting Officer and Assistant Treasurer

*
Member of Main Street's investment committee. The investment committee is responsible for all aspects of our investment processes, including approval of investments. Vincent D. Foster, Main Street's Executive Chairman, is also a member of Main Street's investment committee.

       The address for each executive officer is 1300 Post Oak Boulevard, 8th Floor, Houston, Texas 77056. The age given for each of our directors is as of March 5, 2021. Each officer holds office until his successor is chosen and qualified or until his earlier death, removal or resignation.

       For more information on Mr. Hyzak, Chairman of the Board, Chief Executive Officer and Senior Managing Director, see his biographical information above.

       David L. Magdol has served as our President and Chief Investment Officer since October 2020 and as the President of Main Street since November 2018 and Chief Investment Officer since 2011. Mr. Magdol is also the chairman of Main Street's management team's investment committee and a member of our management team's executive committee. Previously, he served as Vice Chairman from 2015 until November 2018. Mr. Magdol has served in other senior executive positions at Main Street since prior to its IPO in 2007. Mr. Magdol has also served as a Senior Managing Director and in other executive positions of several Main Street predecessor funds and entities, which are now subsidiaries of ours, since 2002. Mr. Magdol joined Main Street from the investment banking group at Lazard Freres & Co. Prior to Lazard, he managed a portfolio of private equity investments for the McMullen Group, a private investment firm/family office capitalized by Dr. John J. McMullen, the former owner of the New Jersey Devils and the Houston Astros. Mr. Magdol began his career in the structured finance services group of JP Morgan Chase.

       Jesse E. Morris has served as our Executive Vice President and Chief Operating Officer since October 2020 and as Executive Vice President and Chief Operating Officer of Main Street since July 2019. Mr. Morris previously served in various roles of increasing responsibility with Quanta Services, Inc. (NYSE: PWR), which provides specialty contracting services to the power, natural gas and telecommunications industries, including most recently as Executive Vice President — Finance and President — Infrastructure Solutions from 2018 until July 2019. In this position, he oversaw the accounting, treasury, tax and financial planning and analysis activities and led Quanta's public-private partnership (P3) concession and private infrastructure investment activities. He previously served as Quanta's Executive Vice President — Corporate Development from 2014 to 2018. Prior to joining Quanta, Mr. Morris served in various financial and accounting positions of increasing responsibility with Sysco Corporation (NYSE: SYY), a global distributor of food and related products primarily to the foodservice or food-away-from-home industry, from 2002 through 2013, including as Vice President and Chief Financial Officer — Foodservice Operations and Vice President of Finance and Chief Financial Officer — Broadline Operations. His responsibilities in those positions at Sysco included the oversight of financial and accounting matters for field operations and corporate financial planning and analysis matters. Mr. Morris began his career as a certified public accountant with Arthur Andersen where he advanced to experienced audit manager.

       Brent D. Smith has served as our Chief Financial Officer and Treasurer since October 2020 and as the Chief Financial Officer and Treasurers of Main Street since November 2014 and previously as Senior Vice President-Finance of Main Street since August 2014. Mr. Smith previously served as Executive Vice President, Chief Financial Officer and Treasurer of Cal Dive International, Inc. from 2010 through June 2014 and in various finance and accounting roles at Cal Dive from 2005 through 2010. On March 3, 2015, Cal Dive and certain of its subsidiaries, excluding its foreign subsidiaries, filed for voluntary protection under Chapter 11 of the Bankruptcy Code. Prior to joining Cal Dive, Mr. Smith was a manager with FTI Consulting (NYSE: FCN). Prior to that, Mr. Smith, a certified public accountant, was employed as a senior auditor at Arthur Andersen LLP.

       Jason B. Beauvais has served as our Senior Vice President, General Counsel, Chief Compliance Officer and Secretary since October 2020 and as Main Street's Senior Vice President, General Counsel, Chief Compliance Officer and Secretary of Main Street since 2012. He also currently serves as chair of the BDC Council Legal Committee of the Small Business Investor Alliance (SBIA), the BDC and small business investment company trade association. Previously, Mr. Beauvais served as Vice President, General Counsel and Secretary of Main Street since 2008. From 2006 through 2008, Mr. Beauvais was an attorney with Occidental Petroleum Corporation (NYSE: OXY), an international oil and gas exploration and production company. Prior to joining Occidental Petroleum Corporation, Mr. Beauvais practiced corporate and securities law at Baker Botts L.L.P., where he primarily counseled companies in public issuances and private placements of debt and equity and handled a wide range of general corporate and securities matters as well as mergers and acquisitions.

       Nicholas T. Meserve has served as our Managing Director since October 2020 and as Main Street's Managing Director on its middle market investment team since 2012. Mr. Meserve previously served on our Board of Directors from April 2016 until June 2020. Previously, from 2004 until 2012, Mr. Meserve worked at Highland Capital Management, LP, a large alternative credit manager, and certain of its affiliates, where he managed a portfolio of senior loans and high yield bonds across a diverse set of industries. Prior to Highland, he was a Credit Analyst at JP Morgan Chase & Co.

       Cory E. Gilbert joined Main Street in October 2020 and was appointed as our Chief Accounting Officer and Assistant Treasurer on October 30, 2020. From June 2015 to December 2019, Mr. Gilbert served as the Chief Financial Officer and Treasurer for OHA Investment Corporation, a publicly traded business development company externally managed by Oak Hill Advisors LLP. From September 2013 to May 2015, Mr. Gilbert worked at RED Capital Group, the commercial mortgage banking arm of ORIX USA, where he most recently served as their Chief Financial Officer. Prior to that, from September 2008 to August 2013, Mr. Gilbert served as s line of business controller of ORIX USA. Prior thereto, Mr. Gilbert served as a manager in KPMG LLP financial services practice in the Dallas-Fort Worth area. Mr. Gilbert is a certified public accountant.

Code of Ethics

       We and MSC Adviser have each adopted a code of ethics that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to each code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code's requirements. In addition, the code of ethics is available on the EDGAR Database on the SEC's Internet site at http://www.sec.gov.

       We have adopted a code of business conduct and ethics that applies to directors and officers of the Company. This code of ethics is published under the "Corporate Governance" tab on our website at www.mscincomefund.com/investors. We intend to disclose any substantive amendments to, or waivers from, this code of conduct within four business days of the waiver or amendment through a website posting.

Committees

       Our Board of Directors currently has, and appoints the members of, standing Audit, Compensation and Nominating and Corporate Governance Committees. Each of those committees is comprised entirely of independent directors and has a written charter approved by our Board of Directors. The current members of the committees are identified in the following table.

Board Committees
Director	Audit	Nominating and Corporate Governance
Robert L. Kay	☒	☒
John O. Niemann, Jr.	☒	Chair
Jeffrey B. Walker	Chair	☒

Audit Committee

       The Audit Committee is responsible for selecting, engaging and discharging our independent accountants, reviewing the plans, scope and results of the audit engagement with our independent accountants, approving professional services provided by our independent accountants (as well as the compensation for those services), reviewing the independence of our independent accountants and reviewing the adequacy of our internal control over financial reporting. In addition, the Audit Committee is responsible for assisting our Board of Directors with its review and approval of the determination of the fair value of our investments and monitoring and overseeing the Company's policy standards and guidelines for risk assessment and risk management. Our Board of Directors has determined that each of Messrs. Kay, Niemann and Walker is an "Audit Committee financial expert" as defined by the SEC. For more information on the backgrounds of these directors, see their biographical information above.

       You may obtain copies of the Audit Committee charter from our website at www.mscincomefund.com "Corporate Governance — Governance Docs" in the "Investors" section of our website.

Nominating and Corporate Governance Committee

       The Nominating and Corporate Governance Committee is responsible for determining criteria for service on our Board of Directors, identifying, researching and recommending to the Board of Directors director nominees for election by our stockholders, selecting nominees to fill vacancies on our Board of Directors or a committee of the Board, developing and recommending to our Board of Directors any amendments to our corporate governance principles and overseeing the self-evaluation of our Board of Directors and its committees.

       You may obtain copies of the Nominating and Corporate Governance Committee charter from our website at www.mscincomefund.com "Corporate Governance — Governance Docs" in the "Investors" section of our website.

Item 11.    Executive Compensation

Compensation Discussion and Analysis

       None of our executive officers receives direct compensation from us. The compensation of the principals and other investment professionals of MSC Adviser is paid by MSC Adviser or its affiliates. The compensation of our executive officers for administrative services provided to the Company is paid by MSC Adviser, but we reimburse MSC Adviser for, among other things, our allocable portion of the actual cost (without markup) of the persons performing the functions of chief financial officer and chief compliance officer and other personnel engaged to provide such administrative services (including, without limitation, direct compensation costs including the allocable portion of salaries, bonuses, benefits and other direct costs associated therewith) and related overhead costs, including rent. To the extent that MSC Adviser outsources any of its functions as administrator, we will pay the fees associated with such functions on a direct basis without profit to MSC Adviser. See "Certain Relationships and Related Transactions" below for a discussion of fees and expenses payable to MSC Adviser.

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

       We reimburse all of our directors for reasonable out-of-pocket expenses incurred in connection with their service on the Board of Directors.

       The following table sets forth information regarding compensation of our directors during the fiscal year ended December 31, 2020.

 2020 Director Compensation

Name of Director	Fees Earned or Paid in Cash	All Other Compensation(1)	Total Compensation(2)
Interested Directors:
Dwayne L. Hyzak	$—	$—	$—
Nicholas T. Meserve(3)	—	—	—
Sherri W. Schugart(3)	—	—	—
Janice E. Walker(4)	—	—	—
Independent Directors:
Gregory R. Geib(4)	102,000	—	102,000
Robert L. Kay(5)	34,500	—	34,500
John O. Niemann, Jr.	140,250	—	140,250
Peter Shaper(4)	102,000	—	102,000
Jeffrey B. Walker(5)	35,750	—	35,750

(1)
We did not award any portion of the fees earned by our directors in stock or options during the year ended December 31, 2020, we do not have a profit-sharing, compensation or retirement plan, and directors do not receive any pension or retirement benefits.

(2)
The amounts listed are for the fiscal year ending December 31, 2020.

(3)
Resigned from the Board of Directors in June 2020.

(4)
Resigned from the Board of Directors in October 2020.

(5)
Appointed to the Board of Directors in October 2020.

       The following table sets forth the dollar range of equity securities of the Company that were beneficially owned by each director as of March 30, 2021:

Name and Address(1)	Dollar Range of Equity Securities Beneficially Owned(2)(3)(4)
Interested Directors:
Dwayne L. Hyzak	None
Independent Directors:
Robert L. Kay	None
John O. Niemann, Jr.	Over $100,000
Jeffrey B. Walker	None

(1)
The address of each director is c/o MSC Income Fund, Inc., 1300 Post Oak Boulevard, Suite 800 8th Floor, Houston, Texas 77056.

(2)
Beneficial ownership has been determined in accordance with Rule 16a-1(a)(2) under the Exchange Act.

(3)
The dollar range of equity securities beneficially owned by our directors is based on our net asset value per share of $7.28 as of December 31, 2020.

(4)
The dollar range of equity securities beneficially owned is: None, $1 - $10,000, $10,001 - $50,000, $50,001 - $100,000, or over $100,000.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Ownership

       No person is deemed to control us, as such term is defined in the 1940 Act, through beneficial ownership of our common stock. The following table sets forth, as of March 18, 2020, information with respect to the beneficial ownership of our common stock by:

  •
  each person known to us to beneficially own more than 5% or more of the outstanding shares of our Common Stock;

  •
  each of our directors and each officer; and

  •
  all of our directors and officers as a group.

       Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. There is no common stock subject to options that are currently exercisable or exercisable within 60 days of March 30, 2021. Percentage of beneficial ownership is based on 79,608,304 shares of common stock outstanding as of March 30, 2021.

       Unless otherwise indicated, all shares of common stock are owned directly and the named person has sole voting and investment power. None of the shares of common stock beneficially owned by our officers or directors has been pledged as security for an obligation.

Shares beneficially owned as of March 30, 2021
Name and Address	Number	Percentage of Current Ownership
Interested Directors:
Dwayne L. Hyzak	—	—
Independent Directors:
Robert L. Kay	—	—
John O. Niemann, Jr.	36,641.02	*
Jeffrey B. Walker	—	—
Officers (that are not directors):
David L. Magdol	—	—
Jesse E. Morris	—	—
Jason B. Beauvais	—	—
Brent D. Smith	—	—
Nicholas T. Meserve	—	—
Cory E. Gilbert	—	—
All officers and directors as a group (10 persons)	36,641.02	*

*
Amount represents less than 1.0%.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

       We have procedures in place for the review, approval and monitoring of transactions involving us and certain persons related to us. As a BDC, the 1940 Act restricts us from participating in transactions with any persons affiliated with us, including our officers, directors and employees and any person controlling or under common control with us, subject to certain exceptions.

       In addition, our code of business conduct and ethics, which is applicable to all of our officers and directors, requires that all officers and directors avoid any conflict, or the appearance of a conflict, between an individual's personal interests and our interests. Our code of business conduct and ethics is available under the "Corporate Governance" tab on our website at www.mscincomefund.com/investors.

Our Adviser

       We are managed by MSC Adviser, a registered investment adviser under the Investment Advisers Act of 1940, as amended (the "Advisers Act"), formed in November 2013 as a wholly owned subsidiary of Main Street to provide investment management and other services to parties other than Main Street and its subsidiaries or their portfolio companies. MSC Adviser or its affiliate has provided investment sub-advisory services to the Company since our inception through October 30, 2020.

       On October 30, 2020, we have entered into the Investment Advisory Agreement with MSC Adviser, pursuant to which we pay MSC Adviser a fee for its services consisting of two components — a management fee and an incentive fee. The management fee is calculated at an annual rate of 1.75% of our average gross assets. The term "gross assets" means total assets of the Company, including cash, cash equivalents and the Company's borrowings that are used for investment purposes. The incentive fee consists of two parts. The first part, which is referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears and equals 20.0% of our pre-incentive fee net investment income for the immediately preceding quarter, expressed as a quarterly rate of return on adjusted capital at the beginning of the most recently completed calendar quarter, exceeding 1.875% (or 7.5% annualized), subject to a "catch up" feature. For purposes of this fee, adjusted capital means cumulative gross proceeds generated from sales of our common stock (including proceeds from our dividend reinvestment plan) reduced for non-liquidating distributions, other than distributions of profits, paid to our stockholders and amounts paid for share repurchases pursuant to our share repurchase program. The second part of the incentive fee, referred to as the incentive fee on capital gains, is an incentive fee on realized capital gains earned from our portfolio and is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement). This fee equals 20.0% of our incentive fee capital gains, which is equal to our realized capital gains on a cumulative basis from inception, calculated as of the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees.

       Additionally, pursuant to our Investment Advisory Agreement, to the extent necessary, MSC Adviser provides certain administrative services in connection with the proper conduct and operation of our business, including legal, accounting, tax, insurance and investor relation services, to us. Except to the extent waived, we are required to reimburse MSC Adviser for the actual cost of the administrative services it provides. We are also required to reimburse MSC Adviser for the actual expenses it or its affiliates, or any third-party administrator incur in connection with the provision of administrative services to us, including the personnel and related employment direct costs and overhead of the Adviser or its affiliates, or any third-party administrator for provision of administrative services (as opposed to investment advisory services). We are not required to reimburse MSC Adviser for personnel costs in connection with services for which MSC Adviser or its affiliates, or any third-party administrator, receives a separate fee.

       The Investment Advisory Agreement provides that MSC Adviser and its officers, directors, controlling persons and any other person or entity affiliated with it acting as our agent are entitled to indemnification (including reasonable attorneys' fees and amounts reasonably paid in settlement) for any liability or loss suffered by such indemnitee, and such indemnitee will be held harmless for any loss or liability suffered by us, if (i) the indemnitee has determined, in good faith, that the course of conduct which caused the loss or liability was in the Company's best interests, (ii) the indemnitee was acting on behalf of or performing services for the Company, (iii) the liability or loss suffered was not the result of negligence, willful malfeasance, bad faith or misconduct by the indemnitee or an affiliate thereof acting as the Company's agent and (iv) the indemnification or agreement to hold the indemnitee harmless is only recoverable out of the Company's net assets and not from the Company's stockholders.

       Our stockholders and our board of directors, which consists of a majority of non-interested directors, has approved the Investment Advisory Agreement, including the fees paid pursuant to each such agreement. The Investment Advisory Agreement has an initial term of two years and is subject to annual renewal thereafter with the approval of our board of directors.

Management and Incentive Fee Waiver

       Prior to the Transaction, we entered into conditional income incentive fee waiver agreements (the "Conditional Income Incentive Fee Waiver Agreements"), with MSC Adviser and HMS Adviser (together, our "Advisers") pursuant to which, for certain periods our Advisers would waive payments in respect of the "subordinated incentive fee on income," as such term is defined in the Original Investment Advisory Agreement, upon the occurrence of any event that, in our Advisers' sole discretion, causes such waiver to be deemed necessary. The Conditional Income Incentive Fee Waiver Agreements provided that we would be required to repay base management fees or incentive fees previously waived by the Advisers under certain circumstances and to the extent eligible for repayment. Pursuant to the asset purchase agreement whereby MSC Adviser under the Original Investment Advisory Agreement became our sole investment adviser, base management fees and incentive fees previously waived were permanently and irrevocably waived.

       Similarly, pursuant to our Investment Advisory Agreement and the previous investment advisory and sub-advisory agreements, we are required, and have been required, to pay or reimburse MSC Adviser or HMS Adviser, as applicable, for administrative services expenses, which include all costs and expenses related to our day-to-day administration and management not related to advisory services, whether such administrative services were performed by a third party service provider or affiliates of our Advisers (to the extent performed by our Advisers or their affiliates "Internal Administrative Services"). Our Advisers do not earn any profit under their provision of administrative services to us. For the years ended December 31, 2020, 2019 and 2018, we incurred, and our Advisers waived the reimbursement of Internal Administrative Services expenses of approximately $3.6 million, $3.1 million and $2.7 million, respectively. We and MSC Adviser have entered into an expense waiver agreement, pursuant to which MSC Adviser has waived reimbursement for Internal Administrative Services through December 31, 2020. Since inception, our Advisers waived the reimbursement of total Internal Administrative Services expenses of $19.7 million. Waived Internal Administrative Services expenses have been permanently waived and are not subject to future reimbursement.

Allocation of MSC Adviser's Time

       We rely on MSC Adviser to manage our day-to-day activities and to implement our investment strategy. MSC Adviser and certain of its affiliates are presently, and plan in the future to continue to be, involved with activities which are unrelated to us. Additionally, except for certain restrictions on MSC Adviser set forth in the Investment Advisory Agreement, MSC Adviser and its affiliates are not restricted from forming additional investment funds, from entering into other investment advisory relationships or from engaging in other business activities, even though such activities may be in competition with us and/or may involve substantial time and resources of MSC Adviser. As a result of these activities, MSC Adviser and certain of its affiliates and their personnel will have conflicts of interest in allocating their time between us and other activities in which they are or may become involved. Therefore, MSC Adviser, and certain of its affiliates and their personnel may experience conflicts of interest in allocating management time, services, and functions among us and any other business ventures in which they or any of their key personnel, as applicable, are or may become involved. This could result in actions that are more favorable to other affiliated entities than to us. However, MSC Adviser believes that it and its affiliates have sufficient personnel to discharge fully their responsibilities to all activities in which they are involved.

Co-Investment

       As a BDC, we are subject to certain regulatory restrictions in making our investments, including limitations on our ability to co-invest with certain affiliates. However, we received exemptive relief from the SEC that permits us, subject to certain conditions, to co-invest with Main Street and other investment funds managed by MSC Adviser in certain transactions originated by Main Street and/or MSC Adviser. The exemptive relief permits us, and certain of our directly or indirectly wholly owned subsidiaries on one hand, and Main Street, and/or certain of its affiliates, on the other hand, to co-invest in the same investment opportunities where such investment would otherwise be prohibited under Section 57(a)(4) of the 1940 Act.

       We expect that co-investments between us and Main Street will continue to be the norm rather than the exception, as substantially all potential co-investments that are appropriate investments for us should also be appropriate investments for Main Street, and vice versa. Limited exceptions to co-investing will be based on available capital, diversification and other relevant factors. Accordingly, MSC Adviser treats every potential investment evaluated by Main Street as a potential investment opportunity for us, determines the appropriateness of each potential investment for co-investment by us, provides to MSC Adviser, in advance, information about each potential investment that it deems appropriate for us and proposes an allocation between us, Main Street and any other investing funds managed by MSC Adviser and presents the proposed allocation to the members of our Board of Directors who are (1) not interested persons of us or MSC Adviser, and (2) who do not have a financial interest in the proposed transaction or the proposed portfolio company, which directors are referred to as "Eligible Directors." Main Street will also present the transaction and the proposed allocation to the Eligible Directors of its board of directors. The approval of each board of directors, including a majority of the Eligible Directors of each board of directors, of the proposed co-investment transaction and the related allocation is required prior to the consummation of any co-investment transaction. No independent director on either board of directors may have any direct or indirect financial interest in any co-investment transaction or any interest in any related portfolio company, other than through an interest (if any) in our or Main Street's securities, as applicable. Additional information regarding the operation of the co-investment program is set forth in the order granting exemptive relief, which may be reviewed on the SEC's website at www.sec.gov.

       In addition to the co-investment program described above and in the exemptive relief, we may continue to co-invest with Main Street and any of its affiliates in syndicated deals and secondary loan market purchases in accordance with applicable regulatory guidance or interpretations, which may include instances where price is the only negotiated point.

Director Independence

       While we are not listed on any public securities exchange, we comply with corporate governance rules of the New York Stock Exchange ("NYSE") requiring listed companies to have a board of directors with at least a majority of independent directors. Under the NYSE's corporate governance rules, in order for a director to be deemed independent, our Board of Directors must determine that the individual does not have a relationship that would interfere with the director's exercise of independent judgment in carrying out his or her responsibilities. On an annual basis, each member of our Board of Directors is required to complete an independence questionnaire designed to provide information to assist the Board of Directors in determining whether the director is independent under the NYSE's corporate governance rules, the Exchange Act and the 1940 Act. Our board of directors has determined that each of our directors, other than Mr. Hyzak, is independent under the listing standards of the NYSE, the Exchange Act and the 1940 Act.

Item 14.    Principal Accounting Fees and Services

       The Audit Committee of our Board of Directors has appointed Grant Thornton LLP ("Grant Thornton") as our independent registered public accounting firm for the fiscal year ending December 31, 2021, subject to ratification by our stockholders.

       Grant Thornton's aggregate fees billed to us for the fiscal years ended December 31, 2020 and December 31, 2019 are as follows:

Period	Audit Fees(1)	Audit-Related Fees(2)	Tax Fees(3)	All Other Fees(4)	Total Fees
Fiscal year ended December 31, 2020	$492,720	$—	$—	$—	$492,720
Fiscal year ended December 31, 2019	450,791	—	—	—	450,791

(1)
"Audit Fees" are those fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided in connection with statutory and regulatory filings.

(2)
"Audit-Related Fees" are those fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under "Audit Fees." These services include attestation services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

(3)
"Tax Fees" are those fees billed for professional services for tax compliance. Grant Thornton provided no professional services for tax compliance during the fiscal years ended December 31, 2020 and 2019.

(4)
"All Other Fees" are those fees billed for services, other than the services reported above, related to our registration statements and related prospectuses. Such fees are incurred by our Adviser and reimbursed by us on a monthly basis, up to a maximum aggregate amount of 1.5% of the gross stock offering proceeds.

Pre-approval Policies and Procedures

       The Audit Committee has adopted a pre-approval policy requiring the Audit Committee to pre-approve all audit and permissible non-audit services to be performed by Grant Thornton. In determining whether or not to pre-approve services, the Audit Committee will consider whether the service is a permissible service under the rules and regulations promulgated by the SEC, and, if permissible, the potential effect of such services on the independence of Grant Thornton. All services performed for us for the fiscal years ended December 31, 2020 and December 31, 2019 were pre-approved or ratified by our Audit Committee.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

a.    Consolidated Financial Statements

       The following financial statements are set forth in Item 8:

b.    Exhibits

       The following exhibits are filed as part of this Form 10-K or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement of the Registrant (filed as Exhibit 3.1 to the Registrant's current report on Form 8-K, filed on December 21, 2016 (File No. 814-00939) and incorporated herein by reference).
3.2	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.2 to the Registrant's current report on Form 8-K, filed on November 3, 2020 (File No. 814-00939) and incorporated herein by reference).
3.3	Articles of Amendment to the Registrant's Articles of Amendment and Restatement (filed as Exhibit 3.1 to the Registrant's current report on Form 8-K, filed on November 3, 2020 (File No. 814-00939) and incorporated herein by reference).
4.1	Amended and Restated Distribution Reinvestment Plan, effective as of November 1, 2017 (filed as Exhibit 4.1 to the Registrant's current report on Form 8-K, filed on October 19, 2017 (File No. 814-00939) and incorporated herein by reference).
4.2	Description of Securities (filed as Exhibit 4.4 to the Registrant's annual report on Form 10-K, filed on March 19, 2020 (File No. 814-00939) and incorporated herein by reference).
4.4	Description of Securities (filed herewith).
10.1	Investment Advisory and Administrative Services Agreement by and between the Registrant and HMS Adviser LP (filed as Exhibit (g)(1) to Pre-Effective Amendment No. 3 to the Registrant's Registration Statement on Form N-2, filed on May 31, 2012 (File No. 333-178548) and incorporated herein by reference).
10.2	Investment Sub-Advisory Agreement by and among the Registrant, HMS Adviser LP, Main Street Capital Partners, LLC and Main Street Capital Corporation (filed as Exhibit (g)(2) to Pre-Effective Amendment No. 3 to the Registrant's Registration Statement on Form N-2, filed on May 31, 2012 (File No. 333-178548) and incorporated herein by reference).
10.3	Assignment and Assumption of Investment Sub-Advisory Agreement by and among Main Street Capital Partners, LLC, Main Street Capital Corporation and MSC Adviser I, LLC (filed as Exhibit (g)(3) to the Registrant's Post-Effective Amendment No. 6 to the Registration Statement on Form N-2 filed with the SEC on March 17, 2014 (File No. 333-178548) and incorporated herein by reference).

10.4	Investment Advisory and Administrative Services Agreement by and between the Registrant and MSC Adviser I, LLC (filed as Exhibit 10.1 to the Registrant's current report on Form 8-K, filed on November 3, 2020 (File No. 814-00939) and incorporated herein by reference).
10.5	Form of Indemnification for Affiliated Directors and Officers (filed as Exhibit (k)(5) to Pre-Effective Amendment No. 3 to the Registrant's Registration Statement on Form N-2, filed on May 31, 2012 (File No. 333-178548) and incorporated herein by reference).
10.6	Form of Indemnification for Independent Directors (filed as Exhibit (k)(6) to Pre-Effective Amendment No. 3 to the Registrant's Registration Statement on Form N-2, filed on May 31, 2012 (File No. 333-178548) and incorporated herein by reference).
10.7	Custodian Agreement by and between the Registrant and State Street Bank and Trust Company (filed as Exhibit 10.2 to the Registrant's current report on Form 8-K, filed on November 3, 2020 (File No. 814-00939) and incorporated herein by reference).
10.8	Amended and Restated Loan Financing and Servicing Agreement, dated as of May 18, 2015, by and between HMS Funding I LLC, as Borrower, the Registrant as Equityholder and Servicer, the financial institutions party thereto as lenders, Deutsche Bank AG, New York branch, as Administrative Agent and as a lender, and U.S. Bank National Association, as Collateral Agent and Collateral Custodian (filed as Exhibit 10.1 to the Registrant's current report on Form 8-K, filed on May 22, 2015 (File No. 814-00939) and incorporated herein by reference).
10.9	First Amendment to the Amended and Restated Loan Financing and Servicing Agreement, dated as of June 17, 2015, by and among HMS Funding I, LLC, as Borrower, the Registrant as Equityholder and Servicer, the financial institutions party thereto as Lenders, U.S. Bank National Association, as Collateral Agent and Deutsche Bank AG, New York Branch, as Administrative Agent (filed as Exhibit 10.1 to the Registrant's current report on Form 8-K, filed on June 23, 2015 (File No. 814-00939) and incorporated herein by reference).
10.10	Second Amendment to the Amended and Restated Loan Financing and Servicing Agreement, dated as of September 23, 2015, by and among HMS Funding I LLC, as Borrower, the Registrant as Equityholder and Servicer, the financial institutions party thereto as Lenders, U.S. Bank National Association, as Collateral Agent and Deutsche Bank AG, New York Branch, as Administrative Agent (filed as Exhibit 10.1 to the Registrant's current report on Form 8-K, filed on September 24, 2015 (File No. 814-00939) and incorporated herein by reference).
10.11	Third Amendment to the Amended and Restated Loan Financing and Servicing Agreement, dated as of February 9, 2016, by and among HMS Funding I LLC, as borrower, the Registrant as Equityholder and Servicer, the financial institutions party thereto as lenders, Deutsche Bank AG, New York Branch, as administrative agent, and U.S. Bank National Association, as collateral agent (filed as Exhibit 10.1 to the Registrant's current report on Form 8-K, filed on February 11, 2016 (File No. 814-00939) and incorporated herein by reference).
10.12	Fourth Amendment to the Amended and Restated Loan Financing and Servicing Agreement, dated as of June 30, 2017, by and among HMS Funding I LLC, as borrower, the Registrant as equityholder and servicer, the financial institutions party thereto as lenders, Deutsche Bank AG, New York Branch, as administrative agent, and U.S. Bank National Association, as collateral agent (filed as Exhibit 10.1 to the Registrant's current report on Form 8-K, filed on July 5, 2017 (File No. 814-00939) and incorporated herein by reference).
10.13	Fifth Amendment to the Amended and Restated Loan Financing and Servicing Agreement, dated as of November 20, 2017, by and among HMS Funding I LLC, as borrower, the Registrant as equityholder and servicer, the financial institutions party thereto, as lenders, Deutsche Bank AG, New York Branch, as administrative agent and lender, and U.S. Bank National Association, as collateral agent and collateral custodian (filed as Exhibit 10.1 to the Registrant's current report on Form 8-K, filed on November 27, 2017 (File No. 814-00939) and incorporated herein by reference).

10.14	Sixth Amendment to the Amended and Restated Loan Financing and Servicing Agreement, dated as of April 24, 2020, by and among HMS Funding I LLC, as borrower, the Registrant as equityholder and servicer, the financial institutions party thereto, as lenders, Deutsche Bank AG, New York Branch, as administrative agent and lender, and U.S. Bank National Association, as collateral agent and collateral custodian (filed as Exhibit 10.1 to the Registrant's current report on Form 8-K, filed on April 29, 2020 (File No. 814-00939) and incorporated herein by reference).
10.15	Amended and Restated Senior Secured Revolving Credit Agreement, dated as of March 6, 2017, by and among the Registrant, HMS Equity Holding, LLC, HMS Equity Holding II, Inc., the financial institutions party thereto and EverBank Commercial Finance, Inc. (filed as Exhibit 10.40 to the Registrant's annual report on Form 10-K, filed on March 7, 2017 (File No. 814-00939) and incorporated herein by reference).
10.16	First Amendment to the Amended and Restated Senior Secured Revolving Credit Agreement, dated as of October 19, 2017, by and among the Registrant, HMS Equity Holding, LLC, HMS Equity Holding II, Inc., the financial institutions party thereto and EverBank Commercial Finance, Inc. (filed as Exhibit 10.1 to the Registrant's current report on Form 8-K, filed on October 19, 2017 (File No. 814-00939) and incorporated herein by reference).
10.17	Second Amendment to Amended and Restated Senior Secured Revolving Credit Agreement, dated as of March 5, 2020, by and among the Registrant, HMS Equity Holding, LLC, HMS Equity Holding II, Inc., HMS California Holdings GP LLC, HMS California Holdings, LP, the lenders party thereto and TIAA, FSB. (filed as Exhibit 10.1 to the Registrant's current report on Form 8-K, filed on March 5, 2020 (File No. 814-00939) and incorporated herein by reference).
10.18	Fourth Amendment to Amended and Restated Senior Secured Revolving Credit Agreement, dated as of January 27, 2021, by and among the Registrant, MSC Equity Holding, LLC, MSC Equity Holding II, Inc., MSC California Holdings GP LLC, MSC California Holdings LP, the lenders party thereto and TIAA, FSB (filed as Exhibit 10.1 to the Registrant's current report on Form 8-K, filed on January 28, 2021 (File No. 814-00939) and incorporated herein by reference).
10.19	Term Loan Agreement, dated as of January 27, 2021 by and between the Registrant and Main Street Capital Corporation (filed as Exhibit 10.2 to the Registrant's current report on Form 8-K, filed on January 28, 2021 (File No. 814-00939) and incorporated herein by reference).
10.20	Loan and Security Agreement, dated as of February 3, 2021, among MSIF Funding, LLC, as borrower; MSC Income Fund, Inc., as portfolio manager; U.S. Bank, National Association, as collateral agent, securities intermediary, and collateral administrator; and JPMorgan Chase Bank, National Association, as administrative agent and lender (filed as Exhibit 10.1 to the Registrant's current report on Form 8-K, filed on February 4, 2021 (File No. 814-00939) and incorporated herein by reference).
21.1	List of Subsidiaries (filed herewith).
31.1	Certification of Chief Executive Officer of the Registrant, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer of the Registrant, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

* * * * * *

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MSC INCOME FUND, INC.
Date: March 30, 2021	By:	/s/ DWAYNE L. HYZAK Dwayne L. Hyzak Chairman and Chief Executive Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/ DWAYNE L. HYZAK Dwayne L. Hyzak	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2021
/s/ BRENT D. SMITH Brent D. Smith	Chief Financial Officer and Treasurer (Principal Financial Officer)	March 30, 2021
/s/ CORY E. GILBERT Cory E. Gilbert	Chief Accounting Officer (Principal Accounting Officer)	March 30, 2021
/s/ ROBERT L. KAY Robert L. Kay	Director	March 30, 2021
/s/ JOHN O. NIEMANN, JR. John O. Niemann, Jr.	Director	March 30, 2021
/s/ JEFFREY B. WALKER Jeffrey B. Walker	Director	March 30, 2021