Form 10-Q
period 2021-03-31
MSC INCOME FUND, INC.
filed 2021-05-14
CIK 1535778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
⌧ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR
◻ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from: to

Commission File Number: 814-00939

MSC Income Fund, Inc.

(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	45-3999996 (I.R.S. Employer Identification No.)
1300 Post Oak Boulevard, 8th Floor Houston, TX (Address of principal executive offices)	77056 (Zip Code)

(713) 350-6000

(Registrant’s telephone number including area code)

n/a

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
None	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ◻ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ◻	Non-accelerated filer ⌧	Smaller reporting company ◻ Emerging growth company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ◻ No ⌧

The number of shares outstanding of the issuer’s common stock as of May 14, 2021 was 80,099,874.

MSC Income Fund, Inc.

Consolidated Balance Sheets

(dollars in thousands, except shares and per share amounts)

	March 31,	December 31,
	2021	2020
	(unaudited)
ASSETS
Investments at fair value:
Control investments (cost: $18,163 and $18,152 as of March 31, 2021 and December 31, 2020, respectively)	$33,776	$33,831
Affiliate investments (cost: $156,007 and $143,740 as of March 31, 2021 and December 31, 2020, respectively)	170,959	157,690
Non‑Control/Non‑Affiliate investments (cost: $685,503 and $678,764 as of March 31, 2021 and December 31, 2020, respectively)	644,997	634,001
Total investments (cost: $859,673 and $840,656 as of March 31, 2021 and December 31, 2020, respectively)	849,732	825,522
Cash and cash equivalents	28,604	8,586
Restricted cash	—	40,480
Dividends and interest receivable	10,659	8,303
Deferred financing costs (net of accumulated amortization of $4,740 and $4,443 as of March 31, 2021 and December 31, 2020, respectively)	3,975	2,691
Prepaids and other assets	1,520	2,439
Receivable for investments sold	1,789	—
Total assets	$896,279	$888,021
LIABILITIES
Credit facilities payable	$284,688	$301,816
Accounts payable and other liabilities	2,854	2,093
Interest payable	1,771	286
Dividend payable	7,961	—
Base management and incentive fees payable	3,903	4,202
Payable for investment purchases	10,782	—
Total liabilities	311,959	308,397
Commitments and contingencies (Note I)
NET ASSETS
Common stock, $0.001 par value per share (150,000,000 shares authorized; 79,608,304 and 79,608,304 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively)	80	80
Additional paid‑in capital	682,028	682,028
Total undistributed (overdistributed) earnings	(97,788)	(102,484)
Total net assets	584,320	579,624
Total liabilities and net assets	$896,279	$888,021
NET ASSET VALUE PER SHARE	$7.34	$7.28

The accompanying notes are an integral part of these consolidated financial statements

MSC Income Fund, Inc.

Consolidated Statements of Operations

(dollars in thousands, except shares and per share amounts)

(unaudited)

	Three Months Ended
	March 31,
	2021	2020
INVESTMENT INCOME:
Interest, fee and dividend income:
Control investments	$600	$591
Affiliate investments	3,650	3,540
Non‑Control/Non‑Affiliate investments	16,022	19,869
Total investment income	20,272	24,000
EXPENSES:
Interest	3,164	5,229
Base management fees	3,903	4,994
Internal administrative service expenses	1,055	784
Offering costs	—	88
Professional fees	558	710
Insurance	114	103
Board of director fees	108	102
Other general and administrative	483	240
Total expenses before fee and expense waivers	9,385	12,250
Waiver of internal administrative services expenses	(1,055)	(784)
Total expenses, net of fee and expense waivers	8,330	11,466
NET INVESTMENT INCOME	11,942	12,534
NET REALIZED GAIN (LOSS):
Affiliate investments	—	(3,044)
Non‑Control/Non‑Affiliate investments	(1,991)	(321)
Realized loss on extinguishment of debt	(2,091)	—
Total net realized loss	(4,082)	(3,365)
NET UNREALIZED APPRECIATION (DEPRECIATION):
Control investments	(66)	(998)
Affiliate investments	1,003	(3,254)
Non‑Control/Non‑Affiliate investments	4,256	(90,657)
Total net change in unrealized appreciation (depreciation)	5,193	(94,909)
INCOME TAXES:
Federal and state income, excise and other taxes	396	76
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$12,657	$(85,816)
NET INVESTMENT INCOME PER SHARE—BASIC AND DILUTED	$0.15	$0.16
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE—BASIC AND DILUTED	$0.16	$(1.09)
WEIGHTED AVERAGE SHARES OUTSTANDING—BASIC AND DILUTED	79,608,304	78,607,063

The accompanying notes are an integral part of these consolidated financial statements

MSC Income Fund, Inc.

Consolidated Statements of Changes in Net Assets

(dollars in thousands, except shares)

(unaudited)

				Total
	Common Stock		Additional	Undistributed
	Number of	Par	Paid‑In	(Overdistributed)	Total Net
	Shares	Value	Capital	Earnings	Asset Value
Balances at December 31, 2019	78,463,377	$78	$675,554	$(66,327)	$609,305
Dividend reinvestment	751,240	1	5,898	—	5,899
Common stock repurchased	(791,488)	(1)	(6,094)	—	(6,095)
Net decrease resulting from operations	—	—	—	(85,816)	(85,816)
Dividends to stockholders	—	—	—	(13,729)	(13,729)
Balances at March 31, 2020	78,423,129	$78	$675,358	$(165,872)	$509,564

Balances at December 31, 2020	79,608,304	$80	$682,028	$(102,484)	$579,624
Net increase resulting from operations	—	—	—	12,657	12,657
Dividends to stockholders	—	—	—	(7,961)	(7,961)
Balances at March 31, 2021	79,608,304	$80	$682,028	$(97,788)	$584,320

The accompanying notes are an integral part of these consolidated financial statements

MSC Income Fund, Inc.

Consolidated Statements of Cash Flows

(dollars in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$12,657	$(85,816)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash generated from operating activities:
Investments in portfolio companies	(79,381)	(46,895)
Proceeds from sales and repayments of debt investments in portfolio companies	60,744	86,496
Net change in unrealized (appreciation) depreciation	(5,193)	94,909
Net realized loss on the sale of portfolio investments	1,991	3,365
Realized loss on extinguishment of debt	2,091	—
Amortization of deferred financing costs	311	351
Amortization of deferred offering costs	—	88
Accretion of unearned income	(959)	(2,021)
Payment-in-kind interest	(1,412)	(828)
Changes in other assets and liabilities:
Dividends and interest receivable	(2,356)	99
Receivable for investments sold	(1,789)	—
Prepaid and other assets	919	875
Payable for investments purchased	10,782	—
Base management and incentive fees payable	(299)	(394)
Interest payable	1,485	—
Accounts payable and other liabilities	620	652
Net cash provided by (used in) operating activities	211	50,881
CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of common stock	—	(6,094)
Payment of offering costs	—	(88)
Dividends paid	—	(7,831)
Repayments on Credit Facilities payable	(311,816)	(117,000)
Proceeds from Credit Facilities payable	294,688	75,000
Payment of deferred financing costs	(3,545)	(462)
Net cash provided by (used in) financing activities	(20,673)	(56,475)
Net increase (decrease) in cash, cash equivalents and restricted cash	(20,462)	(5,594)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT THE BEGINNING OF THE PERIOD	49,066	21,846
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT THE END OF THE PERIOD	$28,604	$16,252

Supplemental cash flow disclosures:
Cash paid for interest	$1,369	$4,493
Cash paid for taxes	$396	$685
Non-cash financing activities:
Dividends declared and unpaid	$7,961	$4,669
Shares issued pursuant to the dividend reinvestment plan	$—	$751

The accompanying notes are an integral part of these consolidated financial statements

MSC Income Fund, Inc.

Consolidated Schedule of Investments

March 31, 2021

(dollars in thousands)

(unaudited)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Control Investments (5)

Copper Trail Fund Investments	(12) (13)	July 17, 2017	Investment Partnership
				LP Interests (CTMH, LP)	38.8%				$835	$710	(31)

GRT Rubber Technologies LLC ("GRT")		December 19, 2014	Manufacturer of Engineered Rubber Products
				Secured Debt		7.12% (L+7.00%)	12/31/2023	$8,262	8,247	8,262
				Member Units	5,879				6,435	22,120	(8)
									14,682	30,382

Harris Preston Fund Investments	(12) (13)	October 1, 2017	Investment Partnership
				LP Interests (2717 MH, L.P.)	49.3%				2,646	2,684	(31)

Subtotal Control Investments (5.8% of net assets at fair value)									$18,163	$33,776

Affiliate Investments (6)

AFG Capital Group, LLC		November 7, 2014	Provider of Rent-to-Own Financing Solutions and Services
				Secured Debt		10.00%	5/25/2022	101	101	101
				Preferred Member Units	186				300	1,580
									401	1,681

Analytical Systems Keco, LLC		August 16, 2019	Manufacturer of Liquid and Gas Analyzers
				Secured Debt		12.00% (L+10.00%, Floor 2.00%)	8/16/2024	1,289	1,219	1,219	(9)
				Preferred Member Units	3,200				800	680
				Warrants	420		8/16/2029		79	-	(27)
									2,098	1,899

Brewer Crane Holdings, LLC		January 9, 2018	Provider of Crane Rental and Operating Services
				Secured Debt		11.00% (L+10.00%, Floor 1.00%)	1/9/2023	2,108	2,090	2,090	(9)
				Preferred Member Units	2,950				1,070	1,370	(8)
									3,160	3,460

Centre Technologies Holdings, LLC		January 4, 2019	Provider of IT Hardware Services and Software Solutions
				Secured Debt		12.00% (L+10.00%, Floor 2.00%)	1/4/2024	2,869	2,833	2,833	(9)
				Preferred Member Units	12,696				1,460	1,540
									4,293	4,373

MSC Income Fund, Inc.

Consolidated Schedule of Investments (Continued)

March 31, 2021

(dollars in thousands)

(unaudited)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Chamberlin Holding LLC		February 26, 2018	Roofing and Waterproofing Specialty Contractor
				Secured Debt		9.00% (L+8.00%, Floor 1.00%)	2/26/2023	3,803	3,751	3,803	(9)
				Member Units	4,347				2,860	7,070	(8)
				Member Units	1,047,146				330	332	(8) (30)
									6,941	11,205

Charlotte Russe, Inc	(11)	May 28, 2013	Fast-Fashion Retailer to Young Women
				Common Stock	19,041				2,470	-

Charps, LLC		February 3, 2017	Pipeline Maintenance and Construction
				Preferred Member Units	1,600				100	2,830	(8)

Clad-Rex Steel, LLC		December 20, 2016	Specialty Manufacturer of Vinyl-Clad Metal
				Secured Debt		10.50% (L+9.50%, Floor 1.00%)	1/15/2024	2,720	2,710	2,710	(9)
				Member Units	717				1,820	2,152	(8)
				Secured Debt		10.00%	12/20/2036	276	273	273	(30)
				Member Units	800				53	132	(30)
									4,856	5,267

Cody Pools, Inc.		March 6, 2020	Designer of Residential and Commercial Pools
				Secured Debt		12.25% (L+10.50%, Floor 1.75%)	3/6/2025	3,504	3,442	3,504	(9)
				Preferred Member Units	587				2,079	4,720
									5,521	8,224

Colonial Electric Company LLC		March 31, 2021	Provider of Electrical Contracting Services
				Secured Debt		12.00%	3/31/2026	6,300	6,143	6,143
				Preferred Member Units	17,280				1,920	1,920
									8,063	8,063

Copper Trail Fund Investments	(12) (13)	July 17, 2017	Investment Partnership
				LP Interests (Copper Trail Energy Fund I, LP)	12.4%				2,161	1,843	(8) (31)
									-	-
Datacom, LLC		May 30, 2014	Technology and Telecommunications Provider
				Secured Debt		5.00%	12/31/2025	997	901	901
				Preferred Member Units	9,000				290	290
									1,191	1,191

MSC Income Fund, Inc.

Consolidated Schedule of Investments (Continued)

March 31, 2021

(dollars in thousands)

(unaudited)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Digital Products Holdings LLC		April 1, 2018	Designer and Distributor of Consumer Electronics
				Secured Debt		11.00% (L+10.00%, Floor 1.00%)	4/1/2023	4,461	4,416	4,416	(9)
				Preferred Member Units	3,857				2,375	2,459	(8)
									6,791	6,875

Direct Marketing Solutions, Inc.		February 13, 2018	Provider of Omni-Channel Direct Marketing Services
				Secured Debt		12.00% (L+11.00%, Floor 1.00%)	2/13/2023	3,772	3,723	3,723	(9)
				Preferred Stock	8,400				2,100	4,460
									5,823	8,183

Freeport Financial Funds	(12) (13)	July 31, 2015	Investment Partnership
				LP Interests (Freeport First Lien Loan Fund III LP)	6.0%				9,387	8,923	(8) (31)

Gamber-Johnson Holdings, LLC ("GJH")		June 24, 2016	Manufacturer of Ruggedized Computer Mounting Systems
				Secured Debt		9.00% (L+7.00%, Floor 2.00%)	6/24/2021	5,160	5,148	5,160	(9)
				Member Units	9,042				4,423	13,810	(8)
									9,571	18,970

GFG Group, LLC.		March 31, 2021	Grower and Distributor of a Variety of Plants and Products to Other Wholesalers, Retailers and Garden Centers
				Secured Debt		12.00%	3/31/2026	3,936	3,818	3,818
				Preferred Member Units	226				1,225	1,225
									5,043	5,043

Gulf Publishing Holdings, LLC		April 29, 2016	Energy Industry Focused Media and Publishing
				Secured Debt		10.50% (5.25% Cash, 5.25% PIK) (L+9.50%, Floor 1.00%)	9/30/2020	64	64	64	(9) (17) (19)
				Secured Debt		12.50% (6.25% Cash, 6.25% PIK)	4/29/2021	3,320	3,319	3,048	(19)
				Member Units	3,681				920	-
									4,303	3,112

Harris Preston Fund Investments	(12) (13)	August 9, 2017	Investment Partnership
				LP Interests (HPEP 3, L.P.)	8.2%				3,445	3,632	(31)

MSC Income Fund, Inc.

Consolidated Schedule of Investments (Continued)

March 31, 2021

(dollars in thousands)

(unaudited)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Hawk Ridge Systems, LLC	(13)	December 2, 2016	Value-Added Reseller of Engineering Design and Manufacturing Solutions
				Secured Debt		10.00%	12/2/2023	3,350	3,339	3,350
				Preferred Member Units	226				713	2,330	(8)
				Preferred Member Units	226				38	120	(30)
									4,090	5,800

J&J Services, Inc.		October 31, 2019	Provider of Dumpster and Portable Toilet Rental Services
				Secured Debt		11.50%	10/31/2024	3,200	3,152	3,200
				Preferred Stock	2,814				1,771	3,170
									4,923	6,370

Kickhaefer Manufacturing Company, LLC		October 31, 2018	Precision Metal Parts Manufacturing
				Secured Debt		11.50%	10/31/2023	5,604	5,508	5,508
				Member Units	581				3,060	3,060
				Secured Debt		9.00%	10/31/2048	986	976	976
				Member Units	800				248	290	(8) (30)
									9,792	9,834

Market Force Information, LLC		July 28, 2017	Provider of Customer Experience Management Services
				Secured Debt		12.00% PIK	7/28/2023	6,520	6,463	3,317	(14) (19)
				Member Units	743,921				4,160	-
									10,623	3,317

MH Corbin Holding LLC		August 31, 2015	Manufacturer and Distributor of Traffic Safety Products
				Secured Debt		13.00% (10.00% Cash, 3.00% PIK)	3/31/2022	2,123	2,113	2,052	(19)
				Preferred Member Units	66,000				1,100	300
				Preferred Member Units	4,000				1,500	-
									4,713	2,352

Mystic Logistics Holdings, LLC		August 18, 2014	Logistics and Distribution Services Provider for Large Volume Mailers
				Secured Debt		12.00%	1/17/2022	1,683	1,682	1,682
				Common Stock	587278.0%				680	1,820	(8)
									2,362	3,502

NexRev LLC		February 28, 2018	Provider of Energy Efficiency Products & Services
				Secured Debt		11.00%	2/28/2023	4,220	4,181	4,173
				Preferred Member Units	86,400,000				1,720	820	(8)
									5,901	4,993

MSC Income Fund, Inc.

Consolidated Schedule of Investments (Continued)

March 31, 2021

(dollars in thousands)

(unaudited)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
NuStep, LLC		January 31, 2017	Designer, Manufacturer and Distributor of Fitness Equipment
				Secured Debt		12.00%	1/31/2022	4,310	4,293	4,293
				Preferred Member Units	406				2,550	2,850
									6,843	7,143

Project BarFly, LLC	(10)	August 31, 2015	Casual Restaurant Group
				Member Units	12				528	528

SI East, LLC		August 31, 2018	Rigid Industrial Packaging Manufacturing
				Secured Debt		9.50%	8/31/2023	9,738	9,654	9,738
				Preferred Member Units	157				2,000	3,390	(8)
									11,654	13,128

Tedder Industries, LLC		August 31, 2018	Manufacturer of Firearm Holsters and Accessories
				Secured Debt		12.00%	8/31/2023	3,700	3,636	3,638
				Preferred Member Units	479				2,034	2,034
									5,670	5,672

Trantech Radiator Topco, LLC		May 31, 2019	Transformer Cooling Products and Services
				Secured Debt		12.00%	5/31/2024	2,180	2,126	2,126
				Common Stock	615				1,164	1,420	(8)
									3,290	3,546

Subtotal Affiliate Investments (29.3% of net assets at fair value)									$156,007	$170,959

Non-Control/Non-Affiliate Investments (7)

AAC Holdings, Inc.	(11)	June 30, 2017	Substance Abuse Treatment Service Provider
				Secured Debt		18.00% (10.00% Cash, 8.00% PIK)	6/25/2025	3,422	3,085	3,404	(19)
				Common Stock	593,928				3,148	1,930
				Warrants	554,353		12/11/2025		-	643	(27)
									6,233	5,977

Adams Publishing Group, LLC	(10)	November 19, 2015	Local Newspaper Operator
				Secured Debt		8.75% (L+7.00%, Floor 1.75%)	7/3/2023	5,644	5,537	5,599	(9)

ADS Tactical, Inc.	(11)	March 7, 2017	Value-Added Logistics and Supply Chain Provider to the Defense Industry
				Secured Debt		6.75% (L+5.75%, Floor 1.00%)	3/19/2026	19,231	18,847	19,135	(9)

American Nuts, LLC	(10)	April 10, 2018	Roaster, Mixer and Packager of Bulk Nuts and Seeds
				Secured Debt		9.00% (L+8.00%, Floor 1.00%)	4/10/2023	12,100	11,910	12,100	(9)

MSC Income Fund, Inc.

Consolidated Schedule of Investments (Continued)

March 31, 2021

(dollars in thousands)

(unaudited)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
American Teleconferencing Services, Ltd.	(11)	May 19, 2016	Provider of Audio Conferencing and Video Collaboration Solutions
				Secured Debt		7.50% (L+6.50%, Floor 1.00%)	6/8/2023	14,118	13,826	7,500	(9)

American Trailer Rental Group LLC		June 7, 2017	Provider of Short-term Trailer and Container Rental
				Member Units	73,493				2,149	4,470	(30)

Arcus Hunting LLC	(10)	January 6, 2015	Manufacturer of Bowhunting and Archery Products and Accessories
				Secured Debt		11.00% (L+10.00%, Floor 1.00%)	3/31/2022	5,504	5,464	5,504	(9)

ASC Ortho Management Company, LLC	(10)	August 31, 2018	Provider of Orthopedic Services
				Secured Debt		8.50% (L+7.50%, Floor 1.00%)	8/31/2023	5,177	5,127	5,125	(9)
				Secured Debt		13.25% PIK	12/1/2023	2,118	2,085	2,118	(19)
									7,212	7,243

ATX Networks Corp.	(11) (13) (21)	June 30, 2015	Provider of Radio Frequency Management Equipment
				Secured Debt		8.75% (7.25% Cash, 1.50% PIK) (1.50% PIK + L+6.25%, Floor 1.00%)	12/31/2023	13,346	13,258	12,212	(9) (19)

BBB Tank Services, LLC		April 8, 2016	Maintenance, Repair and Construction Services to the Above-Ground Storage Tank Market
				Unsecured Debt		12.00% (L+11.00%, Floor 1.00%)	4/8/2021	1,200	1,200	1,186	(9)
				Preferred Stock (non-voting)		15.00% PIK			39	39	(8) (19)
				Member Units	800,000				200	70
									1,439	1,295

Berry Aviation, Inc.	(10)	July 6, 2018	Charter Airline Services
				Secured Debt		12.00% (10.50% Cash, 1.5% PIK)	1/6/2024	4,635	4,595	4,635	(19)
				Preferred Member Units	122,416	16.00% PIK			151	151	(8) (19) (30)
				Preferred Member Units	1,548,387	8.00% PIK			1,548	1,438	(19) (30)
									6,294	6,224

BLST Operating Company, LLC.	(11)	December 19, 2013	Multi-Channel Retailer of General Merchandise
				Secured Debt		10.00% (L+8.50%, Floor 1.50%)	8/28/2025	6,304	6,304	5,800	(9)
				Common Stock	653,184				-	315
									6,304	6,115

MSC Income Fund, Inc.

Consolidated Schedule of Investments (Continued)

March 31, 2021

(dollars in thousands)

(unaudited)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
BigName Commerce, LLC	(10)	May 11, 2017	Provider of Envelopes and Complimentary Stationery Products
				Secured Debt		8.25% (L+7.25%, Floor 1.00%)	5/11/2022	1,985	1,979	1,985	(9)

Binswanger Enterprises, LLC	(10)	March 10, 2017	Glass Repair and Installation Service Provider
				Secured Debt		9.50% (L+8.50%, Floor 1.00%)	3/9/2022	12,765	12,641	12,765	(9)
				Member Units	1,050,000				1,050	730
									13,691	13,495

Boccella Precast Products LLC		June 30, 2017	Manufacturer of Precast Hollow Core Concrete
				Member Units	2,160,000				564	1,438	(8)

Brightwood Capital Fund Investments	(12) (13)	July 21, 2014	Investment Partnership
				LP Interests (Brightwood Capital Fund III, LP)	1.6%				3,095	2,067	(8) (31)
				LP Interests (Brightwood Capital Fund IV, LP)	0.6%				9,037	9,000	(8) (31)
									12,132	11,067

Buca C, LLC		June 30, 2015	Casual Restaurant Group
				Secured Debt		10.25% (2.56% Cash, 7.69% PIK) (L+9.25%, Floor 1.00%)	6/30/2020	12,670	12,670	9,255	(9) (17) (19)
				Preferred Member Units	6	6.00% PIK			3,040	-	(19)
									15,710	9,255

Cadence Aerospace LLC	(10)	November 14, 2017	Aerostructure Manufacturing
				Secured Debt		9.50% (4.25% Cash, 5.25% PIK) (5.25% PIK + L+3.25%, Floor 1.00%)	11/14/2023	19,952	19,814	18,317	(9) (19)

CAI Software LLC		October 10, 2014	Provider of Specialized Enterprise Resource Planning Software
				Secured Debt		12.50%	12/7/2023	1,939	1,952	1,939
				Member Units	77,960				188	1,600
									2,140	3,539

Cenveo Corporation	(11)	September 4, 2015	Provider of Digital Marketing Agency Services
				Secured Debt		10.50% (L+9.50%, Floor 1.00%)	6/7/2023	4,117	3,946	4,077	(9)
				Common Stock	177,130				4,163	1,852
									8,109	5,929

MSC Income Fund, Inc.

Consolidated Schedule of Investments (Continued)

March 31, 2021

(dollars in thousands)

(unaudited)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Chisholm Energy Holdings, LLC	(10)	May 15, 2019	Oil & Gas Exploration & Production
				Secured Debt		7.75% (L+6.25%, Floor 1.50%)	5/15/2026	2,857	2,811	2,573	(9)

Clarius BIGS, LLC	(10)	September 23, 2014	Prints & Advertising Film Financing
				Secured Debt		15.00% PIK	1/5/2015	2,849	2,498	31	(14) (17) (19)

Classic H&G Holdings, LLC		March 12, 2020	Provider of Engineered Packaging Solutions
				Secured Debt		12.00%	3/12/2025	6,200	6,040	6,200
				Preferred Member Units	154				1,440	2,800	(8)
									7,480	9,000

Clickbooth.com, LLC	(10)	December 5, 2017	Provider of Digital Advertising Performance Marketing Solutions
				Secured Debt		9.50% (L+8.50%, Floor 1.00%)	1/31/2025	7,800	7,688	7,800	(9)

Copper Trail Fund Investments	(12) (13)	July 17, 2017	Investment Partnership
				LP Interests (CTEF I, LP)	375				-	67

Corel Corporation	(11) (13) (21)	July 13, 2020	Publisher of Desktop and Cloud-based Software
				Secured Debt		5.19% (L+5.00%)	7/2/2026	1,950	1,857	1,944

Digital River, Inc.	(11)	February 24, 2015	Provider of Outsourced e-Commerce Solutions and Services
				Secured Debt		8.00% (L+7.00%, Floor 1.00%)	2/12/2023	8,377	8,291	8,335	(9)

DTE Enterprises, LLC	(10)	April 13, 2018	Industrial Powertrain Repair and Services
				Secured Debt		10.00% (L+8.50%, Floor 1.50%)	4/13/2023	9,333	9,244	8,937	(9)
				Class AA Preferred Member Units (non-voting)		10.00% PIK			974	974	(8) (19)
				Class A Preferred Member Units	776,316				776	800
									10,994	10,711

Dynamic Communities, LLC	(10)	July 17, 2018	Developer of Business Events and Online Community Groups
				Secured Debt		12.50% (6.25% Cash, 6.25% PIK) (L+11.50%, Floor 1.00%)	7/17/2023	5,530	5,475	5,222	(9) (19)

EPIC Y-Grade Services, LP	(11)	June 22, 2018	NGL Transportation & Storage
				Secured Debt		7.00% (L+6.00%, Floor 1.00%)	6/30/2027	6,944	6,857	6,041	(9)

MSC Income Fund, Inc.

Consolidated Schedule of Investments (Continued)

March 31, 2021

(dollars in thousands)

(unaudited)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Flip Electronics LLC	(10)	January 4, 2021	Distributor of Hard-to-Find and Obsolete Electronic Components
				Secured Debt		9.17% (L+8.09%, Floor 1.00%)	1/5/2026	6,000	5,875	5,875	(33)

GoWireless Holdings, Inc.	(11)	December 31, 2017	Provider of Wireless Telecommunications Carrier Services
				Secured Debt		7.50% (L+6.50%, Floor 1.00%)	12/22/2024	13,876	13,797	13,859	(9)

Gexpro Services	(10)	February 24, 2020	Distributor of Industrial and Specialty Parts
				Secured Debt		8.00% (L+6.50%, Floor 1.50%)	2/24/2025	12,474	12,187	12,390	(9)

HDC/HW Intermediate Holdings	(10)	December 21, 2018	Managed Services and Hosting Provider
				Secured Debt		8.50% (L+7.50%, Floor 1.00%)	12/21/2023	1,947	1,923	1,885	(9)

Hunter Defense Technologies, Inc.	(10)	March 29, 2018	Provider of Military and Commercial Shelters and Systems
				Secured Debt		7.00% (L+6.00%, Floor 1.00%)	3/29/2023	16,563	16,414	16,563	(9)

HW Temps LLC		July 2, 2015	Temporary Staffing Solutions
				Secured Debt		8.00%	3/29/2023	2,420	2,393	2,221

Hyperion Materials & Technologies, Inc.	(11) (13)	September 12, 2019	Manufacturer of Cutting and Machine Tools & Specialty Polishing Compounds
				Secured Debt		6.50% (L+5.50%, Floor 1.00%)	8/28/2026	7,406	7,285	7,388	(9)

Implus Footcare, LLC	(10)	June 1, 2017	Provider of Footwear and Related Accessories
				Secured Debt		8.75% (L+7.75%, Floor 1.00%)	4/30/2024	17,221	17,172	15,796	(9)

Independent Pet Partners Intermediate Holdings, LLC	(10)	November 20, 2018	Omnichannel Retailer of Specialty Pet Products
				Secured Debt		6.00% PIK	11/20/2023	9,960	9,092	9,092	(19)
				Preferred Stock (non-voting)					2,470	2,470
				Preferred Stock (non-voting)					-	-
				Member Units	1,558,333				1,192	-
									12,754	11,562

Industrial Services Acquisition, LLC	(10)	June 17, 2016	Industrial Cleaning Services
				Unsecured Debt		13.00% (6.00% Cash, 7.00% PIK)	12/17/2022	13,123	13,104	13,123	(19)
				Preferred Member Units	144	10.00% PIK			265	343	(8) (19) (30)
				Preferred Member Units	80	20.00% PIK			171	199	(8) (19) (30)
				Member Units	900				2,100	1,610	(30)
									15,640	15,275

MSC Income Fund, Inc.

Consolidated Schedule of Investments (Continued)

March 31, 2021

(dollars in thousands)

(unaudited)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Interface Security Systems, L.L.C	(10)	August 7, 2019	Commercial Security & Alarm Services
				Secured Debt		9.75% (8.75% Cash, 1.00% PIK) (1.00% PIK + L+7.00%, Floor 1.75%)	8/7/2023	7,278	7,188	7,278	(9) (19)

Intermedia Holdings, Inc.	(11)	August 3, 2018	Unified Communications as a Service
				Secured Debt		7.00% (L+6.00%, Floor 1.00%)	7/19/2025	7,374	7,351	7,391	(9)

Invincible Boat Company, LLC.	(10)	August 28, 2019	Manufacturer of Sport Fishing Boats
				Secured Debt		8.00% (L+6.50%, Floor 1.50%)	8/28/2025	8,661	8,585	8,661	(9)

Isagenix International, LLC	(11)	June 21, 2018	Direct Marketer of Health & Wellness Products
				Secured Debt		6.75% (L+5.75%, Floor 1.00%)	6/14/2025	5,469	5,432	4,127	(9)

Jackmont Hospitality, Inc.	(10)	May 26, 2015	Franchisee of Casual Dining Restaurants
				Secured Debt		7.75% (L+6.75%, Floor 1.00%)	5/26/2021	7,855	7,854	6,274	(9)

Joerns Healthcare, LLC	(11)	April 3, 2013	Manufacturer and Distributor of Health Care Equipment & Supplies
				Secured Debt		7.00% (L+6.00%, Floor 1.00%)	8/21/2024	3,336	3,296	3,226	(9)
				Common Stock	472,579				3,678	1,861
									6,974	5,087

Kemp Technologies Inc.	(10)	June 27, 2019	Provider of Application Delivery Controllers
				Secured Debt		7.50% (L+6.50%, Floor 1.00%)	3/29/2024	7,369	7,269	7,369	(9)

Knight Energy Services LLC	(11)	November 14, 2018	Oil and Gas Equipment & Services
				Secured Debt		8.50% PIK	2/9/2024	902	902	683	(17) (19)
				Common Stock	25,692				1,843	-
									2,745	683

Kore Wireless Group Inc.	(11)	December 31, 2018	Mission Critical Software Platform
				Secured Debt		5.70% (L+5.50%)	12/20/2024	5,984	5,965	5,977

Larchmont Resources, LLC	(11)	August 13, 2013	Oil & Gas Exploration & Production
				Secured Debt		9.00% (L+8.00%, Floor 1.00%)	8/9/2021	3,715	3,754	1,690	(9)
				Member Units	2,828				601	192	(30)
									4,355	1,882

Laredo Energy VI, LP	(10)	January 15, 2019	Oil & Gas Exploration & Production
				Member Units	1,155,952				11,560	10,118

MSC Income Fund, Inc.

Consolidated Schedule of Investments (Continued)

March 31, 2021

(dollars in thousands)

(unaudited)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Lightbox Holdings, L.P.	(11)	May 23, 2019	Provider of Commercial Real Estate Software
				Secured Debt		5.20% (L+5.00%)	5/9/2026	4,913	4,854	4,863

LL Management, Inc.	(10)	May 2, 2019	Medical Transportation Service Provider
				Secured Debt		8.25% (L+7.25%, Floor 1.00%)	9/25/2023	14,441	14,335	14,441	(9)

Logix Acquisition Company, LLC	(10)	June 24, 2016	Competitive Local Exchange Carrier
				Secured Debt		6.75% (L+5.75%, Floor 1.00%)	12/22/2024	12,586	12,530	12,146	(9)

Lulu's Fashion Lounge, LLC	(10)	August 31, 2017	Fast Fashion E-Commerce Retailer
				Secured Debt		10.50% (8.00% Cash, 2.50% PIK) (2.50% PIK + L+7.00%, Floor 1.00%)	8/28/2022	5,530	5,459	4,728	(9) (19)

Lynx FBO Operating LLC	(10)	September 30, 2019	Fixed Based Operator in the General Aviation Industry
				Secured Debt		7.25% (L+5.75%, Floor 1.50%)	9/30/2024	13,589	13,361	13,589	(9)
				Member Units	4,872				500	594
									13,861	14,183

Mac Lean-Fogg Company	(10)	April 22, 2019	Manufacturer and Supplier for Auto and Power Markets
				Secured Debt		5.63% (L+5.00%, Floor 0.625%)	12/22/2025	7,357	7,316	7,357	(9)
				Preferred Stock		13.75% (4.50% Cash, 9.25% PIK)		782	782	782	(8) (19)
									8,098	8,139

Mako Steel, LP	(10)	March 15, 2021	Self-Storage Design & Construction
				Secured Debt		8.00% (L+7.25%, Floor 0.75%)	3/15/2026	18,863	18,437	18,437

MB2 Dental Solutions, LLC	(11)	January 28, 2021	Dental Partnership Organization
				Secured Debt		7.00% (L+6.00%, Floor 1.00%)	1/29/2027	8,322	8,144	8,144

Mills Fleet Farm Group, LLC	(10)	October 24, 2018	Omnichannel Retailer of Work, Farm and Lifestyle Merchandise
				Secured Debt		7.00% (L+6.00%, Floor 1.00%)	10/24/2024	15,094	14,831	14,854	(9)

NinjaTrader, LLC	(10)	December 18, 2019	Operator of Futures Trading Platform
				Secured Debt		8.25% (L+6.75%, Floor 1.50%)	12/18/2024	16,875	16,541	16,829	(9)

NNE Partners, LLC	(10)	March 2, 2017	Oil & Gas Exploration & Production
				Secured Debt		9.44% (4.94% Cash, 4.50% PIK) (4.50% PIK + L+4.75%)	12/31/2023	20,881	20,834	18,981	(19)

MSC Income Fund, Inc.

Consolidated Schedule of Investments (Continued)

March 31, 2021

(dollars in thousands)

(unaudited)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Novetta Solutions, LLC	(11)	June 21, 2017	Provider of Advanced Analytics Solutions for Defense Agencies
				Secured Debt		6.00% (L+5.00%, Floor 1.00%)	10/17/2022	14,630	14,488	14,602	(9)
				Secured Debt		9.50% (L+8.50%, Floor 1.00%)	10/16/2023	1,069	1,069	1,070
									15,557	15,672

NTM Acquisition Corp.	(11)	July 12, 2016	Provider of B2B Travel Information Content
				Secured Debt		8.25% (7.25% Cash, 1.00% PIK) (1.00%PIK + L+6.25%, Floor 1.00%)	6/7/2024	4,321	4,309	4,213	(9) (19)

Research Now Group, Inc. and Survey Sampling International, LLC	(11)	December 31, 2017	Provider of Outsourced Online Surveying
				Secured Debt		6.50% (L+5.50%, Floor 1.00%)	12/20/2024	10,000	10,000	9,947	(9)

RM Bidder, LLC	(10)	November 12, 2015	Scripted and Unscripted TV and Digital Programming Provider
				Warrants	187,161		10/20/2025		284	-	(26)
				Member Units	2,779				31	23
									315	23

Salient Partners L.P.	(11)	June 25, 2015	Provider of Asset Management Services
				Secured Debt		7.00% (L+6.00%, Floor 1.00%)	8/31/2021	6,251	6,269	3,374	(9)

Signal Peak CLO 7, Ltd. (Mariner)	(12) (13)	May 8, 2019	Structured Finance
				Subordinated Structured Notes		12.00%	4/30/2032	25,935	21,481	17,735	(16)
									-	-
Slick Innovations, LLC		September 13, 2018	Text Message Marketing Platform
				Secured Debt		12.00%	9/13/2023	1,390	1,220	1,390
				Common Stock	70,000				175	380
				Warrants	18,084		9/13/2028		45	100	(27)
									1,440	1,870

TGP Holdings III LLC	(11)	September 30, 2017	Outdoor Cooking & Accessories
				Secured Debt		9.50% (L+8.50%, Floor 1.00%)	9/25/2025	5,000	5,000	4,966	(9)

Time Manufacturing Acquisition LLC	(11)	February 24, 2021	Manufacturer and Distributor of Utility Equipment
				Secured Debt		6.00% (L+5.00%, Floor 1.00%)	2/3/2023	1,498	1,494	1,504

The Pasha Group	(11)	February 2, 2018	Diversified Logistics and Transportation Provided
				Secured Debt		9.00% (L+8.00%, Floor 1.00%)	1/26/2023	7,361	7,140	7,306	(9)

MSC Income Fund, Inc.

Consolidated Schedule of Investments (Continued)

March 31, 2021

(dollars in thousands)

(unaudited)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
U.S. TelePacific Corp.	(11)	September 14, 2016	Provider of Communications and Managed Services
				Secured Debt		6.50% (L+5.50%, Floor 1.00%)	5/2/2023	12,500	12,346	11,608	(9)

USA DeBusk LLC	(10)	October 22, 2019	Provider of Industrial Cleaning Services
				Secured Debt		6.75% (L+5.75%, Floor 1.00%)	10/22/2024	16,590	16,346	16,417	(9)

Vida Capital, Inc	(11)	October 10, 2019	Alternative Asset Manager
				Secured Debt		6.11% (L+6.00%)	10/1/2026	7,134	7,048	6,885

Vistar Media, Inc.	(10)	February 17, 2017	Operator of Digital Out-of-Home Advertising Platform
				Secured Debt		13.00% (9.50% Cash, 3.50% PIK) (3.50% PIK + L+7.50%, Floor 2.00%)	4/3/2023	4,697	4,610	4,697	(9) (19)
				Preferred Stock	70,207				767	910
				Warrants	69,675		4/3/2029		-	920	(25)
									5,377	6,527

Volusion, LLC		January 26, 2015	Provider of Online Software-as-a-Service eCommerce Solutions
				Secured Debt		11.50%	1/26/2020	8,672	8,654	8,246	(17)
				Unsecured Convertible Debt		8.00%	11/16/2023	175	175	125
				Preferred Member Units	4,876,670				6,000	2,570
				Warrants	1,831,355		1/26/2025		1,104	-	(27)
									15,933	10,941

White Cap Parent, LLC	(10)	December 29, 2016	Distribution Platform of Specialty Construction Materials to Professional Concrete and Masonry Contractors								(8)
				Member Units					3,335	6,050

YS Garments, LLC	(11)	August 22, 2018	Designer and Provider of Branded Activewear
				Secured Debt		7.00% (L+6.00%, Floor 1.00%)	8/9/2024	6,952	6,908	6,430	(9)

Subtotal Non-Control/Non-Affiliate Investments (110.4% of net assets at fair value)									$685,503	$644,997

Total Portfolio Investments, March 31, 2021 (145.4% of net assets at fair value)									$859,673	$849,732

Short Term Investments (34)

Fidelity Institutional Money Market Funds (35)				Prime Money Market Portfolio					$19,892	$19,892

USBank Money Market Account (35)									6,001	6,001

MSC Income Fund, Inc.

Consolidated Schedule of Investments (Continued)

March 31, 2021

(dollars in thousands)

(unaudited)

Portfolio Company (1) (20)	Investment Date (24)	Business Description	Type of Investment (2) (3) (15)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Total Short Term Investments								$25,893	$25,893

(1)

All investments are Lower Middle Market portfolio investments, unless otherwise noted. See C.2 for a description of Lower Middle Market portfolio investments. All of the Company’s investments, unless otherwise noted, are encumbered as security for the Company’s Credit Facilities.

(2)	Debt investments are income producing, unless otherwise noted. Equity and warrants are non-income producing, unless otherwise noted.
(3)	See Note C.2 and Schedule 12-14 for a summary of geographic location of portfolio companies.
(4)	Principal is net of repayments. Cost is net of repayments and accumulated unearned income.
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
(9)

Index based floating interest rate is subject to contractual minimum interest rate. A majority of the variable rate loans in the Company’s investment portfolio bear interest at a rate that may be determined by reference tto either the London Interbank Offered Rate (“LIBOR”) or or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically resets semi-annually, quarterly, or monthly at the borrower’s option. The borrower may also elect to have multiple interest reset periods for each loan. For each such loan, the Company has provided the weighted average annual stated interest rate in effect at March 31, 2021. As noted in this schedule, 76% of the loans (based on the par amount) contain LIBOR floors which range between 0.63% and 2.00%, with a weighted-average LIBOR floor of approximately 1.10%.

(10)	Private Loan portfolio investment. See Note C.2 for a description of Private Loan portfolio investments.
(11)	Middle Market portfolio investment. See Note C.2 for a description of Middle Market portfolio investments.
(12)	Other Portfolio investment. See Note C.2 for a description of Other Portfolio investments.
(13)

Investment is not a qualifying asset as defined under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets.

(14)	Non-accrual and non-income producing investment.
(15)	All of the Company’s portfolio investments are generally subject to restrictions on resale as “restricted securities.”
(16)

Our CLO equity position is entitled to recurring distributions which are generally equal to the remaining cash flow of payments made by underlying assets less contractual payments to debt holders and CLO expenses. The effective yield is estimated based upon the current projection of the amount and timing of these recurring distributions in addition to the estimated amount of terminal principal payment. We monitor the anticipated cash flows from our CLO equity position and adjust our effective yield periodically as needed on a prospective basis. The estimated yield and investment cost may ultimately not be realized.

(17)	Maturity date is under on-going negotiations with the portfolio company and other lenders, if applicable.
(18)	Investment fair value was determined using significant unobservable inputs, unless otherwise noted. See Note C.1 for further discussion.
(19)	PIK interest income and cumulative dividend income represent income not paid currently in cash.
(20)	All portfolio company headquarters are based in the United States, unless otherwise noted.
(21)	Portfolio company headquarters are located outside of the United States.

MSC Income Fund, Inc.

Consolidated Schedule of Investments (Continued)

March 31, 2021

(dollars in thousands)

(unaudited)

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
(33)

The Company has entered into an intercreditor agreement that entitles the Company to the "last out" tranche of the first lien secured loans, whereby the "first out" tranche will receive priority as to the "last out" tranche with respect to payments of principal, interest, and any other amounts due thereunder. Therefore, the Company receives a higher interest rate than the contractual stated interest rate of LIBOR plus 7.50% (Floor 1.00%) per the credit agreement and the Consolidated Schedule of Investments above reflects such higher rate.

(34)

Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less. These short term investments are included as Cash and cash equivalents.

(35)	Effective yield as of March 31, 2021 was approximately 0.05% at USBank Money Market Account and 0.01% at Fidelity Institutional Money Market Funds.

MSC Income Fund

Consolidated Schedule of Investments

December 31, 2020

(dollars in thousands)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Control Investments (5)

Copper Trail Fund Investments	(12) (13)	July 17, 2017	Investment Partnership
				LP Interests (CTMH, LP)	38.8%				$872	$747	(31)

GRT Rubber Technologies LLC ("GRT")		December 19, 2014	Manufacturer of Engineered Rubber Products
				Secured Debt		7.15% (L+7.00%)	12/31/2023	$8,262	8,246	8,262
				Member Units	2,896				6,435	22,120	(8)
									14,681	30,382

Harris Preston Fund Investments	(12) (13)	October 1, 2017	Investment Partnership
				LP Interests (2717 MH, L.P.)	49.3%				2,599	2,702	(31)

Subtotal Control Investments (5.8% of net assets at fair value)									$18,152	$33,831

Affiliate Investments (6)
AFG Capital Group, LLC		November 7, 2014	Provider of Rent-to-Own Financing Solutions and Services
				Secured Debt		10.00%	5/25/2022	123	123	123
				Preferred Member Units	46				300	1,450
									423	1,573

Analytical Systems Keco, LLC		August 16, 2019	Manufacturer of Liquid and Gas Analyzers
				Secured Debt		12.00% (L+10.00%, Floor 2.00%)	8/16/2024	1,289	1,180	1,180	(9)
				Preferred Member Units	800				800	800
				Warrants	105		8/16/2029		79	-	(27)
									2,059	1,980

Brewer Crane Holdings, LLC		January 9, 2018	Provider of Crane Rental and Operating Services
				Secured Debt		11.00% (L+10.00%, Floor 1.00%)	1/9/2023	2,139	2,119	2,119	(9)
				Preferred Member Units	737				1,070	1,460	(8)
									3,189	3,579

Centre Technologies Holdings, LLC		January 4, 2019	Provider of IT Hardware Services and Software Solutions
				Secured Debt		12.00% (L+10.00%, Floor 2.00%)	1/4/2024	2,907	2,868	2,868	(9)
				Preferred Member Units	3,174				1,460	1,540
									4,328	4,408

Chamberlin Holding LLC		February 26, 2018	Roofing and Waterproofing Specialty Contractor
				Secured Debt		9.00% (L+8.00%, Floor 1.00%)	2/26/2023	3,803	3,745	3,803	(9)
				Member Units	1,087				2,860	7,020	(8)
				Member Units	1				330	318	(8) (30)
									6,935	11,141

MSC Income Fund

Consolidated Schedule of Investments (Continued)

December 31, 2020

(dollars in thousands)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Charlotte Russe, Inc	(11)	May 28, 2013	Fast-Fashion Retailer to Young Women
				Common Stock	14,973				2,470	-

Charps, LLC		February 3, 2017	Pipeline Maintenance and Construction
				Secured Debt		15.00%	6/5/2022	167	167	167
				Preferred Member Units	400				100	2,630	(8)
									267	2,797

Clad-Rex Steel, LLC		December 20, 2016	Specialty Manufacturer of Vinyl-Clad Metal
				Secured Debt		10.50% (L+9.50%, Floor 1.00%)	12/20/2021	2,720	2,706	2,706	(9)
				Member Units	179				1,820	2,153	(8)
				Secured Debt		10.00%	12/20/2036	278	275	275	(30)
				Member Units	200				53	132	(30)
									4,854	5,266

Cody Pools, Inc.		March 6, 2020	Designer of Residential and Commercial Pools
				Secured Debt		12.25% (L+10.50%, Floor 1.75%)	3/6/2025	3,554	3,488	3,554	(9)
				Preferred Member Units	147				2,079	3,740
									5,567	7,294

Copper Trail Fund Investments	(12) (13)	July 17, 2017	Investment Partnership
				LP Interests (Copper Trail Energy Fund I, LP)	12.4%				2,161	1,782	(8) (31)

Digital Products Holdings LLC		April 1, 2018	Designer and Distributor of Consumer Electronics
				Secured Debt		11.00% (L+10.00%, Floor 1.00%)	4/1/2023	4,543	4,493	4,493	(9)
				Preferred Member Units	964				2,375	2,459	(8)
									6,868	6,952

Direct Marketing Solutions, Inc.		February 13, 2018	Provider of Omni-Channel Direct Marketing Services
				Secured Debt		12.00% (L+11.00%, Floor 1.00%)	2/13/2023	3,772	3,717	3,717	(9)
				Preferred Stock	2,100				2,100	4,840
									5,817	8,557	-

Freeport Financial Funds	(12) (13)	July 31, 2015	Investment Partnership
				LP Interests (Freeport First Lien Loan Fund III LP)	6.0%				10,785	10,321	(8) (31)

Gamber-Johnson Holdings, LLC ("GJH")		June 24, 2016	Manufacturer of Ruggedized Computer Mounting Systems
				Secured Debt		9.00% (L+7.00%, Floor 2.00%)	6/24/2021	4,960	4,935	4,960	(9)
				Member Units	9,042				3,711	13,120	(8)

MSC Income Fund

Consolidated Schedule of Investments (Continued)

December 31, 2020

(dollars in thousands)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
									8,646	18,080

Gulf Publishing Holdings, LLC		April 29, 2016	Energy Industry Focused Media and Publishing
				Secured Debt		10.50% (5.25% Cash, 5.25% PIK) (L+9.50%, Floor 1.00%)	9/30/2020	63	63	63	(9) (17) (19)
				Secured Debt		12.50% (6.25% Cash, 6.25% PIK)	4/29/2021	3,269	3,264	2,988	(19)
				Member Units	920				920	-
									4,247	3,051

Harris Preston Fund Investments	(12) (13)	August 9, 2017	Investment Partnership
				LP Interests (HPEP 3, L.P.)	8.2%				3,071	3,258	(31)

Hawk Ridge Systems, LLC	(13)	December 2, 2016	Value-Added Reseller of Engineering Design and Manufacturing Solutions
				Secured Debt		11.00%	12/2/2023	3,350	3,335	3,350
				Preferred Member Units	56				713	2,008	(8)
				Preferred Member Units	56				38	105	(30)
									4,086	5,463

J&J Services, Inc.		October 31, 2019	Provider of Dumpster and Portable Toilet Rental Services
				Secured Debt		11.50%	10/31/2024	3,200	3,150	3,200
				Preferred Stock	695				1,771	3,170
									4,921	6,370

Kickhaefer Manufacturing Company, LLC		October 31, 2018	Precision Metal Parts Manufacturing
				Secured Debt		11.50%	10/31/2023	5,604	5,500	5,500
				Member Units	145				3,060	3,060
				Secured Debt		9.00%	10/31/2048	988	978	978
				Member Units	200				248	290	(8) (30)
									9,786	9,828

Market Force Information, LLC		July 28, 2017	Provider of Customer Experience Management Services
				Secured Debt		12.00% PIK	7/28/2023	6,520	6,463	3,391	(14) (19)
				Member Units	185,980				4,160	-
									10,623	3,391

MH Corbin Holding LLC		August 31, 2015	Manufacturer and Distributor of Traffic Safety Products
				Secured Debt		13.00% (10.00% Cash, 3.00% PIK)	3/31/2022	2,143	2,131	2,070	(19)
				Preferred Member Units	16,500				1,100	590
				Preferred Member Units	1,000				1,500	-
									4,731	2,660

Mystic Logistics Holdings, LLC		August 18, 2014	Logistics and Distribution Services Provider for Large Volume Mailers
				Secured Debt		12.00%	1/17/2022	1,683	1,682	1,682
				Common Stock	1,468				680	2,248	(8)

MSC Income Fund

Consolidated Schedule of Investments (Continued)

December 31, 2020

(dollars in thousands)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
									2,362	3,930

NexRev LLC		February 28, 2018	Provider of Energy Efficiency Products & Services
				Secured Debt		11.00%	2/28/2023	4,274	4,231	4,177
				Preferred Member Units	21,600,000				1,720	370	(8)
									5,951	4,547

NuStep, LLC		January 31, 2017	Designer, Manufacturer and Distributor of Fitness Equipment
				Secured Debt		12.00%	1/31/2022	4,310	4,288	4,288
				Preferred Member Units	102				2,550	2,700
									6,838	6,988

Project BarFly, LLC	(10)	August 31, 2015	Casual Restaurant Group
				Member Units	12				528	528

SI East, LLC		August 31, 2018	Rigid Industrial Packaging Manufacturing
				Secured Debt		9.50%	8/31/2023	10,988	10,884	10,986
				Preferred Member Units	52				2,000	3,260	(8)
									12,884	14,246

Tedder Industries, LLC		August 31, 2018	Manufacturer of Firearm Holsters and Accessories	Secured Debt		12.00%	8/31/2023	4,100	4,023	4,025
				Preferred Member Units	120				2,034	2,034
									6,057	6,059

Trantech Radiator Topco, LLC		May 31, 2019	Transformer Cooling Products and Services
				Secured Debt		12.00%	5/31/2024	2,180	2,122	2,131
				Common Stock	154				1,164	1,510	(8)
									3,286	3,641

Subtotal Affiliate Investments (27.2% of net assets at fair value)									$143,740	$157,690

Non-Control/Non-Affiliate Investments (7)

AAC Holdings, Inc.	(11)	June 30, 2017	Substance Abuse Treatment Service Provider
				Secured Debt		18.00% (10.00% Cash, 8.00% PIK)	6/25/2025	3,354	2,998	2,998	(19)
				Common Stock	593,927				3,148	3,148
				Warrants	197,717		12/11/2025		-	1,048	(27)
									6,146	7,194

Adams Publishing Group, LLC	(10)	November 19, 2015	Local Newspaper Operator
				Secured Debt		8.75% (L+7.00%, Floor 1.75%)	7/3/2023	5,863	5,742	5,813	(9)

ADS Tactical, Inc.	(10)	March 7, 2017	Value-Added Logistics and Supply Chain Provider to the Defense Industry
				Secured Debt		7.00% (L+6.25%, Floor 0.75%)	7/26/2023	15,659	15,700	15,659	(9)

MSC Income Fund

Consolidated Schedule of Investments (Continued)

December 31, 2020

(dollars in thousands)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Aethon United BR LP	(10)	September 8, 2017	Oil & Gas Exploration & Production
				Secured Debt		7.75% (L+6.75%, Floor 1.00%)	9/8/2023	7,000	6,938	6,852	(9)

American Nuts, LLC	(10)	April 10, 2018	Roaster, Mixer and Packager of Bulk Nuts and Seeds
				Secured Debt		9.00% (L+8.00%, Floor 1.00%)	4/10/2023	12,128	11,916	12,109	(9)
American Teleconferencing Services, Ltd.	(11)	May 19, 2016	Provider of Audio Conferencing and Video Collaboration Solutions
				Secured Debt		7.50% (L+6.50%, Floor 1.00%)	6/8/2023	14,125	13,803	6,568	(9)

American Trailer Rental Group LLC		June 7, 2017	Provider of Short-term Trailer and Container Rental
				Member Units	18,373				2,149	4,000	(30)

APTIM Corp.	(11)	August 17, 2018	Engineering, Construction & Procurement
				Secured Debt		7.75%	6/15/2025	6,952	6,356	5,434

Arcus Hunting LLC	(10)	January 6, 2015	Manufacturer of Bowhunting and Archery Products and Accessories
				Secured Debt		11.00% (L+10.00%, Floor 1.00%)	3/31/2021	5,504	5,455	5,504	(9)

ASC Ortho Management Company, LLC	(10)	August 31, 2018	Provider of Orthopedic Services
				Secured Debt		8.50% (L+7.50%, Floor 1.00%)	8/31/2023	5,206	5,151	5,149	(9)
				Secured Debt		13.25% PIK	12/1/2023	2,047	2,011	2,047	(19)
									7,162	7,196

ATX Networks Corp.	(11) (13) (21)	June 30, 2015	Provider of Radio Frequency Management Equipment
				Secured Debt		8.75% (7.25% Cash, 1.50% PIK) (1.50% PIK + L+6.25%, Floor 1.00%)	12/31/2023	13,435	13,338	12,293	(9) (19)

BBB Tank Services, LLC		April 8, 2016	Maintenance, Repair and Construction Services to the Above-Ground Storage Tank Market
				Unsecured Debt		12.00% (L+11.00%, Floor 1.00%)	4/8/2021	1,200	1,200	1,177	(9)
				Preferred Stock (non-voting)		15.00% PIK			38	38	(8) (19)
				Member Units	200,000				200	70
									1,438	1,285

Berry Aviation, Inc.	(10)	July 6, 2018	Charter Airline Services
				Secured Debt		12.00% (10.50% Cash, 1.5% PIK)	1/6/2024	4,618	4,575	4,618	(19)
				Preferred Member Units	122,416	16.00% PIK			143	143	(8) (19) (30)
				Preferred Member Units	1,548,387	8.00% PIK			1,548	904	(19) (30)
									6,266	5,665

MSC Income Fund

Consolidated Schedule of Investments (Continued)

December 31, 2020

(dollars in thousands)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
BigName Commerce, LLC	(10)	May 11, 2017	Provider of Envelopes and Complimentary Stationery Products
				Secured Debt		8.25% (L+7.25%, Floor 1.00%)	5/11/2022	2,037	2,030	2,004	(9)

Binswanger Enterprises, LLC	(10)	March 10, 2017	Glass Repair and Installation Service Provider
				Secured Debt		9.50% (L+8.50%, Floor 1.00%)	3/9/2022	12,958	12,801	12,958	(9)
				Member Units	1,050,000				1,050	670
									13,851	13,628

BLST Operating Company, LLC.	(11)	December 19, 2013	Multi-Channel Retailer of General Merchandise
				Secured Debt		10.00% (L+8.50%, Floor 1.50%)	8/28/2025	6,304	6,304	6,304	(9)
				Common Stock	700				-	-
									6,304	6,304

Boccella Precast Products LLC		June 30, 2017	Manufacturer of Precast Hollow Core Concrete
				Member Units	564,000				564	1,510	(8)

Brightwood Capital Fund Investments	(12) (13)	July 21, 2014	Investment Partnership
				LP Interests (Brightwood Capital Fund III, LP)	1.2%				3,695	2,867	(8) (31)
				LP Interests (Brightwood Capital Fund IV, LP)	0.5%				10,037	9,490	(8) (31)
									13,732	12,357

Buca C, LLC		June 30, 2015	Casual Restaurant Group
				Secured Debt		10.25% (L+9.25%, Floor 1.00%)	6/30/2020	12,670	12,670	9,504	(9) (17)
				Preferred Member Units	4	6.00% PIK			3,040	-	(8) (19)
									15,710	9,504

Cadence Aerospace LLC	(10)	November 14, 2017	Aerostructure Manufacturing
				Secured Debt		9.50% (4.25% Cash, 5.25% PIK) (5.25% PIK + L+3.25%, Floor 1.00%)	11/14/2023	19,687	19,538	18,732	(9) (19)

CAI Software LLC		October 10, 2014	Provider of Specialized Enterprise Resource Planning Software
				Secured Debt		12.50%	12/7/2023	2,086	2,101	2,086
				Member Units	16,742				188	1,510	(8)
									2,289	3,596

Cenveo Corporation	(11)	September 4, 2015	Provider of Digital Marketing Agency Services
				Secured Debt		10.50% (L+9.50%, Floor 1.00%)	6/7/2023	4,117	3,929	3,849	(9)
				Common Stock	138,889				4,163	2,049
									8,092	5,898

MSC Income Fund

Consolidated Schedule of Investments (Continued)

December 31, 2020

(dollars in thousands)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Chisholm Energy Holdings, LLC	(10)	May 15, 2019	Oil & Gas Exploration & Production
				Secured Debt		7.75% (L+6.25%, Floor 1.50%)	5/15/2026	3,571	3,512	3,274	(9)

Clarius BIGS, LLC
	(10)	September 23, 2014	Prints & Advertising Film Financing
				Secured Debt		15.00% PIK	1/5/2015	2,849	2,498	31	(14) (17) (19)

Classic H&G Holdings, LLC		March 12, 2020	Provider of Engineered Packaging Solutions
				Secured Debt		12.00%	3/12/2025	6,200	6,033	6,200
				Preferred Member Units	39				1,440	2,380	(8)
									7,473	8,580

Clickbooth.com, LLC	(10)	December 5, 2017	Provider of Digital Advertising Performance Marketing Solutions
				Secured Debt		9.50% (L+8.50%, Floor 1.00%)	1/31/2025	7,850	7,731	7,850	(9)

Copper Trail Fund Investments	(12) (13)	July 17, 2017
			Investment Partnership	LP Interests (CTEF I, LP)	375				-	67

Corel Corporation	(11) (13) (21)	July 13, 2020	Publisher of Desktop and Cloud-based Software
				Secured Debt		5.23% (L+5.00%)	7/2/2026	1,962	1,866	1,934

Datacom, LLC		May 30, 2014	Technology and Telecommunications Provider
				Secured Debt		8.00%	5/31/2021	200	200	179	(14)
				Secured Debt		10.50% PIK	5/31/2021	1,376	1,369	1,159	(14) (19)
				Class A Preferred Member Units	-				144	-
				Class B Preferred Member Units	717				670	-
									2,383	1,338

Digital River, Inc.	(11)	February 24, 2015	Provider of Outsourced e-Commerce Solutions and Services
				Secured Debt		8.00% (L+7.00%, Floor 1.00%)	2/12/2023	8,377	8,344	8,335	(9)

DTE Enterprises, LLC	(10)	April 13, 2018	Industrial Powertrain Repair and Services
				Secured Debt		10.00% (L+8.50%, Floor 1.50%)	4/13/2023	9,324	9,225	9,011	(9)
				Class AA Preferred Member Units (non-voting)		10.00% PIK			951	951	(8) (19)
				Class A Preferred Member Units	776,316				776	880
									10,952	10,842

Dynamic Communities, LLC	(10)	July 17, 2018	Developer of Business Events and Online Community Groups
				Secured Debt		12.50% (6.25% Cash, 6.25% PIK) (L+11.50%, Floor 1.00%)	7/17/2023	5,425	5,364	5,020	(9) (19)

MSC Income Fund

Consolidated Schedule of Investments (Continued)

December 31, 2020

(dollars in thousands)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

EPIC Y-Grade Services, LP	(11)	June 22, 2018	NGL Transportation & Storage
				Secured Debt		7.00% (L+6.00%, Floor 1.00%)	6/30/2027	6,944	6,855	5,798	(9)

GoWireless Holdings, Inc.	(11)	December 31, 2017	Provider of Wireless Telecommunications Carrier Services
				Secured Debt		7.50% (L+6.50%, Floor 1.00%)	12/22/2024	14,083	13,998	13,970	(9)

Gexpro Services	(10)	February 24, 2020	Distributor of Industrial and Specialty Parts
				Secured Debt		8.00% (L+6.50%, Floor 1.50%)	2/24/2025	12,506	12,202	12,408	(9)

HDC/HW Intermediate Holdings	(10)	December 21, 2018	Managed Services and Hosting Provider
				Secured Debt		8.50% (L+7.50%, Floor 1.00%)	12/21/2023	1,951	1,926	1,883	(9)

Hunter Defense Technologies, Inc.	(10)	March 29, 2018	Provider of Military and Commercial Shelters and Systems
				Secured Debt		8.00% (L+7.00%, Floor 1.00%)	3/29/2023	16,583	16,416	16,583	(9)

HW Temps LLC		July 2, 2015	Temporary Staffing Solutions
				Secured Debt		12.00%	3/29/2023	2,450	2,420	2,248

Hyperion Materials & Technologies, Inc.	(11) (13)	September 12, 2019	Manufacturer of Cutting and Machine Tools & Specialty Polishing Compounds
				Secured Debt		6.50% (L+5.50%, Floor 1.00%)	8/28/2026	7,425	7,299	6,938	(9)

Implus Footcare, LLC	(10)	June 1, 2017	Provider of Footwear and Related Accessories
				Secured Debt		8.75% (L+7.75%, Floor 1.00%)	4/30/2024	17,264	17,113	15,694	(9)

Independent Pet Partners Intermediate Holdings, LLC	(10)	November 20, 2018	Omnichannel Retailer of Specialty Pet Products
				Secured Debt		6.00% PIK	11/20/2023	9,944	8,992	8,992	(19)
				Preferred Stock (non-voting)					2,470	2,470
				Preferred Stock (non-voting)					-	-
				Member Units	1,191,667				1,192	-
									12,654	11,462

Industrial Services Acquisition, LLC	(10)	June 17, 2016	Industrial Cleaning Services
				Unsecured Debt		13.00% (6.00% Cash, 7.00% PIK)	12/17/2022	12,892	12,871	12,892	(19)
				Preferred Member Units	336	10.00% PIK			202	202	(8) (19) (30)
				Preferred Member Units	187	20.00% PIK			124	124	(8) (19) (30)
				Member Units	2,100				2,100	1,237	(30)
									15,297	14,455

Interface Security Systems, L.L.C	(10)	August 7, 2019	Commercial Security & Alarm Services
				Secured Debt		11.75% (8.75% Cash, 3.00% PIK) (3.00% PIK + L+7.00%, Floor 1.75%)	8/7/2023	7,266	7,168	7,266	(9) (19)

MSC Income Fund

Consolidated Schedule of Investments (Continued)

December 31, 2020

(dollars in thousands)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Intermedia Holdings, Inc.	(11)	August 3, 2018	Unified Communications as a Service
				Secured Debt		7.00% (L+6.00%, Floor 1.00%)	7/19/2025	3,480	3,456	3,478	(9)

Invincible Boat Company, LLC.	(10)	August 28, 2019	Manufacturer of Sport Fishing Boats
				Secured Debt		8.00% (L+6.50%, Floor 1.50%)	8/28/2025	8,876	8,797	8,876	(9)

Isagenix International, LLC	(11)	June 21, 2018	Direct Marketer of Health & Wellness Products
				Secured Debt		6.75% (L+5.75%, Floor 1.00%)	6/14/2025	5,572	5,533	3,130	(9)

Jackmont Hospitality, Inc.	(10)	May 26, 2015	Franchisee of Casual Dining Restaurants
				Secured Debt		7.75% (L+6.75%, Floor 1.00%)	5/26/2021	7,908	7,906	6,315	(9)

Joerns Healthcare, LLC	(11)	April 3, 2013	Manufacturer and Distributor of Health Care Equipment & Supplies
				Secured Debt		7.00% (L+6.00%, Floor 1.00%)	8/21/2024	3,336	3,294	3,336	(9)
				Common Stock	392,514				3,678	2,322
									6,972	5,658

Kemp Technologies Inc.	(10)	June 27, 2019	Provider of Application Delivery Controllers
				Secured Debt		7.50% (L+6.50%, Floor 1.00%)	3/29/2024	7,388	7,280	7,388	(9)

Knight Energy Services LLC	(11)	November 14, 2018	Oil and Gas Equipment & Services
				Secured Debt		8.50% PIK	2/9/2024	828	882	745	(17) (19)
				Common Stock	25,692				1,843	-	-
									2,725	745	-

Kore Wireless Group Inc.	(11)	December 31, 2018	Mission Critical Software Platform
				Secured Debt		5.75% (L+5.50%)	12/20/2024	6,000	5,979	5,917

Larchmont Resources, LLC	(11)	August 13, 2013	Oil & Gas Exploration & Production
				Secured Debt		11.00% PIK (L+10.00% PIK, Floor 1.00%)	8/9/2021	3,715	3,780	1,672	(9) (19)
				Member Units	4,806				601	192	(30)
									4,381	1,864

Laredo Energy VI, LP	(10)	January 15, 2019	Oil & Gas Exploration & Production
				Member Units	1,155,952				11,560	10,238

Lightbox Holdings, L.P.	(11)	May 23, 2019	Provider of Commercial Real Estate Software
				Secured Debt		5.15% (L+5.00%)	5/9/2026	4,925	4,864	4,777

LL Management, Inc.	(10)	May 2, 2019	Medical Transportation Service Provider
				Secured Debt		8.25% (L+7.25%, Floor 1.00%)	9/25/2023	13,581	13,485	13,581	(9)

Logix Acquisition Company, LLC	(10)	June 24, 2016	Competitive Local Exchange Carrier
				Secured Debt		6.75% (L+5.75%, Floor 1.00%)	12/22/2024	12,620	12,560	11,673	(9)

MSC Income Fund

Consolidated Schedule of Investments (Continued)

December 31, 2020

(dollars in thousands)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
LSF9 Atlantis Holdings, LLC	(11)	May 17, 2017	Provider of Wireless Telecommunications Carrier Services
				Secured Debt		7.00% (L+6.00%, Floor 1.00%)	5/1/2023	12,600	12,555	12,561	(9)

Lulu's Fashion Lounge, LLC	(10)	August 31, 2017	Fast Fashion E-Commerce Retailer
				Secured Debt		10.50% (8.00% Cash, 2.50% PIK) (2.50% PIK + L+7.00%, Floor 1.00%)	8/28/2022	5,622	5,539	4,807	(9) (19)

Lynx FBO Operating LLC	(10)	September 30, 2019	Fixed Based Operator in the General Aviation Industry
				Secured Debt		7.25% (L+5.75%, Floor 1.50%)	9/30/2024	13,613	13,370	13,521	(9)
				Member Units	3,704				500	594
									13,870	14,115

Mac Lean-Fogg Company	(10)	April 22, 2019	Manufacturer and Supplier for Auto and Power Markets
				Secured Debt		5.63% (L+5.00%, Floor 0.625%)	12/22/2025	7,375	7,332	7,375	(9)
				Preferred Stock		13.75% (4.50% Cash, 9.25% PIK)		1	793	780	(8) (19)
									8,125	8,155

Mills Fleet Farm Group, LLC	(10)	October 24, 2018	Omnichannel Retailer of Work, Farm and Lifestyle Merchandise
				Secured Debt		7.00% (L+6.00%, Floor 1.00%)	10/24/2024	13,875	13,599	13,623	(9)

NinjaTrader, LLC	(10)	December 18, 2019	Operator of Futures Trading Platform
				Secured Debt		8.25% (L+6.75%, Floor 1.50%)	12/18/2024	16,875	16,520	16,828	(9)

NNE Partners, LLC	(10)	March 2, 2017	Oil & Gas Exploration & Production
				Secured Debt		9.48% (4.75% Cash, 4.50% PIK) (4.50% PIK + L+4.75%)	12/31/2023	20,649	20,590	18,331	(19)

Novetta Solutions, LLC	(11)	June 21, 2017	Provider of Advanced Analytics Solutions for Defense Agencies
				Secured Debt		6.00% (L+5.00%, Floor 1.00%)	10/17/2022	14,668	14,504	14,638	(9)

NTM Acquisition Corp.	(11)	July 12, 2016	Provider of B2B Travel Information Content
				Secured Debt		8.25% (7.25% Cash, 1.00% PIK) (1.00% PIK + L+6.25%, Floor 1.00%)	6/7/2024	4,347	4,332	3,912	(9) (19)

PricewaterhouseCoopers Public Sector LLP	(11)	May 24, 2018	Provider of Consulting Services to Governments
				Secured Debt		8.15% (L+8.00%)	5/1/2026	14,100	14,063	14,100

RM Bidder, LLC	(10)	November 12, 2015	Scripted and Unscripted TV and Digital Programming Provider
				Warrants	218,601		10/20/2025		284	-	(26)
				Member Units	1,854				31	17
									315	17

MSC Income Fund

Consolidated Schedule of Investments (Continued)

December 31, 2020

(dollars in thousands)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Salient Partners L.P.	(11)	June 25, 2015	Provider of Asset Management Services
				Secured Debt		7.00% (L+6.00%, Floor 1.00%)	8/31/2021	6,450	6,505	4,542	(9)

Signal Peak CLO 7, Ltd. (Mariner)	(12) (13)	May 8, 2019	Structured Finance
				Subordinated Structured Notes		8.30%	4/30/2032	25,935	21,705	19,300	-

Slick Innovations, LLC		September 13, 2018	Text Message Marketing Platform
				Secured Debt		13.00%	9/13/2023	1,430	1,241	1,430
				Common Stock	17,500				175	330
				Warrants	4,521		9/13/2028		45	90	(27)
									1,461	1,850
											-
TGP Holdings III LLC	(11)	September 30, 2017	Outdoor Cooking & Accessories
				Secured Debt		9.50% (L+8.50%, Floor 1.00%)	9/25/2025	5,000	5,000	4,825	(9)

The Pasha Group	(11)	February 2, 2018	Diversified Logistics and Transportation Provided
				Secured Debt		9.00% (L+8.00%, Floor 1.00%)	1/26/2023	7,031	6,916	6,451	(9)

USA DeBusk LLC	(10)	October 22, 2019	Provider of Industrial Cleaning Services
				Secured Debt		6.75% (L+5.75%, Floor 1.00%)	10/22/2024	16,632	16,373	16,394	(9)

U.S. TelePacific Corp.	(11)	September 14, 2016	Provider of Communications and Managed Services
				Secured Debt		6.50% (L+5.50%, Floor 1.00%)	5/2/2023	12,500	12,329	11,328	(9)

Vida Capital, Inc	(11)	October 10, 2019	Alternative Asset Manager
				Secured Debt		6.15% (L+6.00%)	10/1/2026	7,238	7,145	7,002

Vistar Media, Inc.	(10)	February 17, 2017	Operator of Digital Out-of-Home Advertising Platform
				Secured Debt		12.00% (8.50% Cash, 3.50% PIK) (3.50% PIK + L+7.50%, Floor 1.00%)	4/3/2023	4,656	4,550	4,656	(9) (19)
				Preferred Stock	70,207				767	910
				Warrants	69,675		4/3/2029		-	920	(25)
									5,317	6,486

Volusion, LLC		January 26, 2015	Provider of Online Software-as-a-Service eCommerce Solutions
				Secured Debt		11.50%	1/26/2020	8,672	8,646	8,247	(17)
				Unsecured Convertible Debt		8.00%	11/16/2023	175	175	124
				Preferred Member Units	2,090,001				6,000	2,570
				Warrants	784,867		1/26/2025		1,104	-	(27)
									15,925	10,941

White Cap Parent, LLC	(10)	December 29, 2016	Distribution Platform of Specialty Construction Materials to Professional Concrete and Masonry Contractors
				Member Units					5,637	8,617

MSC Income Fund

Consolidated Schedule of Investments (Continued)

December 31, 2020

(dollars in thousands)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
YS Garments, LLC	(11)	August 22, 2018	Designer and Provider of Branded Activewear
				Secured Debt		7.00% (L+6.00%, Floor 1.00%)	8/9/2024	6,998	6,951	6,457	(9)

Subtotal Non-Control/Non-Affiliate Investments (109.4% of net assets at fair value)									$678,764	$634,001

Total Portfolio Investments, December 31, 2020 (142.4% of net assets at fair value)									$840,656	$825,522

Short Term Investments (33)

Fidelity Institutional Money Market Funds (34)				Prime Money Market Portfolio					$3,989	$3,989

US Bank Money Market Account (34)									40,217	40,217

Total Short Term Investments									$44,206	$44,206

(1)

All investments are Lower Middle Market portfolio investments, unless otherwise noted. See C.2 for a description of Lower Middle Market portfolio investments. All of the Company’s investments, unless otherwise noted, are encumbered either as security for the Company’s Credit Facility.

(2)	Debt investments are income producing, unless otherwise noted. Equity and warrants are non-income producing, unless otherwise noted.
(3)	See C.2 and Schedule 12-14 for a summary of geographic location of portfolio companies.
(4)	Principal is net of repayments. Cost is net of repayments and accumulated unearned income.
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

(7)	Non-Control/Non-Affiliate investments are defined by the 1940 Act as investments that are neither Control investments nor Affiliate investments.
(8)	Income producing through dividends or distributions.
(9)	Index based floating interest rate is subject to contractual minimum interest rate, or floors.
(10)	Private Loan portfolio investment. See C.2 for a description of Private Loan portfolio investments.
(11)	Middle Market portfolio investment. See C.2 for a description of Middle Market portfolio investments.
(12)	Other Portfolio investment. See C.2 for a description of Other Portfolio investments.
(13)

Investment is not a qualifying asset as defined under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets.

(14)	Non-accrual and non-income producing investment.
(15)	All of the Company’s portfolio investments are generally subject to restrictions on resale as “restricted securities.”
(16)	Not used
(17)	Maturity date is under on-going negotiations with the portfolio company and other lenders, if applicable.
(18)	Investment fair value was determined using significant unobservable inputs, unless otherwise noted. See C.1 for further discussion.
(19)	PIK interest income and cumulative dividend income represent income not paid currently in cash.
(20)	All portfolio company headquarters are based in the United States, unless otherwise noted.

MSC Income Fund

Consolidated Schedule of Investments (Continued)

December 31, 2020

(dollars in thousands)

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
(33)

Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less. These short term investments are included as Cash and cash equivalents.

(34)	Effective yield as of December 31, 2020 was approximately .05% at US Bank Money Market Account and .01% at Fidelity Institutional Money Market Funds.

MSC Income Fund, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE A—ORGANIZATION AND BASIS OF PRESENTATION

1.           Organization

MSC Income Fund, Inc. (formerly known as HMS Income Fund, Inc. through October 30, 2020) (“MSC Income Fund”) and, (collectively with its consolidated subsidiaries, the “Company”) was formed as a Maryland corporation on November 28, 2011 under the General Corporation Law of the State of Maryland. The Company is an externally managed, non-diversified closed-end management investment company that has elected to be treated as a business development company, or BDC, under the Investment Company Act of 1940, as amended (the “1940 Act”). MSC Income Fund has elected to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As a result, MSC Income Fund generally will not pay corporate-level U.S. federal income taxes on any net ordinary taxable income or capital gains that it distributes to its stockholders.

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

MSC Income Fund has six wholly owned subsidiaries. HMS Funding I LLC (“HMS Funding”), MSIF Funding LLC (“MSIF Funding”), MSC Equity Holding, LLC (“MSC Equity Holding”) (formerly known as HMS Equity Holding, LLC) and MSC California Holdings GP LLC (“MSC California Holdings GP”) (formerly known as HMS California Holdings, GP LLC) are each organized as Delaware limited liability companies, MSC Equity Holding II, Inc. (“MSC Equity Holding II”) (formerly known as HMS Equity Holding II, Inc.) is organized as a Delaware corporation and MSC California Holdings LP (“MSC California Holdings”) (formerly known as HMS California Holdings LP) is organized as a Delaware limited partnership. MSC Equity Holding and MSC Equity Holding II, (the “Taxable Subsidiaries”), which have elected to be taxable entities, primarily hold equity investments in portfolio companies which are “pass through” entities for tax purposes. HMS Funding was created in connection with the Deutsche Bank Credit Facility to function as a “Structured Subsidiary,” which is permitted to incur debt outside of the TIAA Credit Facility since it is not a guarantor under the TIAA Credit Facility. MSIF Funding was created on December 1, 2020 in connection with the JPM SPV Facility to function as a “Structured Subsidiary,” which is permitted to incur debt outside of the TIAA Credit Facility since it is not a guarantor under the TIAA Credit Facility. The Deutsche Bank Credit Facility, the TIAA Credit Facility, the JPM SPV Facility and the Main Street Capital Term Loan (each defined below in “Note E- Debt”) are collectively referred to herein as our “Credit Facilities”.

Unless otherwise noted or the context otherwise indicates, the terms “we,” “us,” “our,” and the “Company” refer to MSC Income Fund and its consolidated subsidiaries.

Prior to October 30, 2020, the business of the Company was managed by HMS Adviser LP (“HMS Adviser”), a Texas limited partnership and affiliate of Hines Interests Limited Partnership (“Hines”), under an Investment Advisory and Administrative Services Agreement dated May 31, 2012 (as amended, the “Original Investment Advisory Agreement”). Prior to October 30, 2020, the Company and HMS Adviser retained MSC Adviser I, LLC (“MSC Adviser”), a wholly owned subsidiary of Main Street Capital Corporation (“Main Street”), a New York Stock Exchange listed BDC, as the Company’s investment sub-adviser, pursuant to an Investment Sub-Advisory Agreement (the “Sub-Advisory Agreement”), to identify, evaluate, negotiate and structure prospective investments, make investment and portfolio management recommendations for approval by HMS Adviser, monitor the Company’s investment portfolio and provide certain ongoing administrative services to HMS Adviser. HMS Adviser and MSC Adviser are collectively referred to as the “Advisers,” and each is registered as an investment adviser under the Investment Advisers Act of 1940, as amended. Upon the execution of the Sub-Advisory Agreement, Main Street became an affiliate of the Company. The Company engaged Hines Securities, Inc. (the “Dealer Manager”), an affiliate of HMS Adviser, to serve as the Dealer Manager for previously offered and sold shares of its common stock on a continuous basis pursuant to registration statements on Form N-2 that were filed with and declared effective by the SEC.

HMS Adviser entered into an asset purchase agreement, dated June 26, 2020 (the “Purchase Agreement”), with MSC Adviser, Main Street (solely for the purposes set forth in the Purchase Agreement) and Hines (solely for the purposes set forth in the Purchase Agreement). The Purchase Agreement contemplated that, subject to approval by the Company’s Board of Directors and the Company’s stockholders, the Company would enter into the Investment Advisory and Administrative Services Agreement with MSC Income Fund as sole investment adviser (the “Investment Advisory Agreement”) and that the Original Investment Advisory Agreement and the Sub-Advisory Agreement would terminate concurrently therewith.

On June 29, 2020, the Company’s Board of Directors, including all of its independent directors, unanimously approved and recommended to the stockholders of the Company for approval the Investment Advisory Agreement. On October 28, 2020, the Company’s stockholders approved the Investment Advisory Agreement to take effect upon the closing of the transactions contemplated by the Purchase Agreement (collectively, the “Transaction”). Upon the closing of the Transaction on October 30, 2020, the Company entered into the Investment Advisory Agreement with MSC Adviser and MSC Adviser became the sole investment adviser to the Company. See “Note J — Related Party Transactions” for additional information regarding the Investment Advisory Agreement.

2.           Basis of Presentation

The Company’s consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The Company is an investment company following accounting and reporting guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services—Investment Companies (“ASC 946”). For each of the periods presented herein, the Company’s consolidated financial statements include the accounts of MSC Income Fund and its consolidated subsidiaries. The Investment Portfolio, as used herein, refers to all of the Company’s investments in Private Loan portfolio companies, LMM portfolio companies, Middle Market portfolio companies and Other Portfolio investments (see “Note C.2” for additional discussion of the Company’s Investment Portfolio). The Company’s results of operations and cash flows for the three months ended March 31, 2021 and 2020, and financial position as of March 31, 2021 and December 31, 2020, are presented on a consolidated basis. The effects of all intercompany transactions between MSC Income Fund and its consolidated subsidiaries have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements of the Company are presented in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods included herein. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the operating results to be expected for the full year. Also, the unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2020. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

Certain prior period information has been reclassified to conform to the current period presentation. The reclassification has no effect on the Company’s consolidated financial position or the consolidated results of operations as previously reported.

Principles of Consolidation

Under ASC 946, the Company is precluded from consolidating other entities in which it has equity investments, including those in which it has a controlling interest, unless the other entity is another investment company. An exception to this general principle in ASC 946 occurs if the Company holds a controlling interest in an operating company that provides all or substantially all of its services directly to the Company or to its portfolio companies. The Company has determined that none of its portfolio investments qualify for this exception as of March 31, 2021. Accordingly, as noted above, the Company’s consolidated financial statements include the financial position and operating results for its wholly-owned subsidiaries, including the Taxable Subsidiaries. Therefore, the Company’s Investment Portfolio is carried on the consolidated balance sheet at fair value, as discussed further in Note B.1., with any adjustments to fair value recognized as “Net Unrealized Appreciation (Depreciation)” on the consolidated statements of operations until the investment is realized, usually upon exit, resulting in any gain or loss being recognized as a “Net Realized Gain (Loss).”

Portfolio Investment Classification

The Company classifies its Investment Portfolio in accordance with the requirements of the 1940 Act. Under the 1940 Act, (a) “Control Investments” are defined as investments in which the Company owns more than 25% of the voting securities or has rights to maintain greater than 50% of the board representation, (b) “Affiliate Investments” are defined as investments in which the Company owns between 5% and 25% (inclusive) of the voting securities and does not have rights to maintain greater than 50% of the board representation, and (c) “Non-Control/Non-Affiliate Investments” are defined as investments that are neither Control Investments nor Affiliate Investments. For purposes of determining the classification of its Investment Portfolio, the Company has excluded consideration of any voting securities or board appointment rights held by Main Street and other funds advised by Main Street.

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.           Valuation of the Investment Portfolio

The Company accounts for its Investment Portfolio at fair value. As a result, the Company follows the provisions of ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. ASC 820 requires the Company to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal market that are independent, knowledgeable and willing and able to transact. Pursuant to its internal valuation process and the requirements under the 1940 Act, the Company performs valuation procedures on each of its portfolio investments quarterly.

The Company’s portfolio strategy calls for it to invest primarily in illiquid debt and equity securities issued by privately held, LMM companies and more liquid debt securities issued by Middle Market companies that are generally larger in size than the LMM companies. The Company categorizes some of its investments in LMM companies and Middle Market companies as Private Loan portfolio investments, which are primarily debt securities in privately held companies that have been originated through strategic relationships with other investment funds on a collaborative basis, and are often referred to in the debt markets as “club deals.” Private Loan investments are typically similar in size, structure, terms and conditions to investments the Company holds in its LMM portfolio and Middle Market portfolio. The Company’s portfolio also includes Other Portfolio investments which primarily consist of investments that are not consistent with the typical profiles for its LMM portfolio investments, Middle Market portfolio investments or Private

Loan portfolio investments, including investments which may be managed by third parties. The Company’s portfolio investments may be subject to restrictions on resale.

Private Loan investments may include investments which have no established trading market or have established markets that are not active. LMM investments and Other Portfolio investments (excluding the Company’s investment in Signal Peak CLO 7, Ltd. (the “Signal CLO”)) generally have no established trading market while Middle Market investments and the Signal CLO generally have established markets that are not active. The Company determines in good faith the fair value of its Investment Portfolio pursuant to a valuation policy in accordance with ASC 820 and a valuation process approved by its Board of Directors and in accordance with the 1940 Act. The Company’s valuation policies and processes are intended to provide a consistent basis for determining the fair value of the Company’s Investment Portfolio.

For LMM portfolio investments, the Company generally reviews external events, including private mergers, sales and acquisitions involving comparable companies, and includes these events in the valuation process by using an enterprise value waterfall methodology (“Waterfall”) for its LMM equity investments and an income approach using a yield-to-maturity model (“Yield-to-Maturity”) for its LMM debt investments. For Middle Market portfolio investments, the Company primarily uses quoted prices in the valuation process. The Company determines the appropriateness of the use of third-party broker quotes, if any, in determining fair value based on its understanding of the level of actual transactions used by the broker to develop the quote and whether the quote was an indicative price or binding offer, the depth and consistency of broker quotes and the correlation of changes in broker quotes with underlying performance of the portfolio company and other market indices. For Middle Market and Private Loan portfolio investments in debt securities for which it has determined that third-party quotes or other independent pricing are not available or appropriate, the Company generally estimates the fair value based on the assumptions that it believes hypothetical market participants would use to value the investment in a current hypothetical sale using the Yield-to-Maturity valuation method. For its Other Portfolio equity investments, the Company generally calculates the fair value of the investment primarily based on the net asset value (“NAV”) of the fund and adjusts the fair value for other factors deemed relevant that would affect the fair value of the investment. All of the valuation approaches for the Company’s portfolio investments estimate the value of the investment as if the Company were to sell, or exit, the investment as of the measurement date.

These valuation approaches consider the value associated with the Company’s ability to control the capital structure of the portfolio company, as well as the timing of a potential exit. For valuation purposes, “control” portfolio investments are composed of debt and equity securities in companies for which the Company has a controlling interest in the equity ownership of the portfolio company or the ability to nominate a majority of the portfolio company’s board of directors. For valuation purposes, “non-control” portfolio investments are generally composed of debt and equity securities in companies for which the Company does not have a controlling interest in the equity ownership of the portfolio company or the ability to nominate a majority of the portfolio company’s board of directors.

Under the Waterfall valuation method, the Company estimates the enterprise value of a portfolio company using a combination of market and income approaches or other appropriate valuation methods, such as considering recent transactions in the equity securities of the portfolio company or third-party valuations of the portfolio company, and then performs a waterfall calculation by allocating the enterprise value over the portfolio company’s securities in order of their preference relative to one another. The enterprise value is the fair value at which an enterprise could be sold in a transaction between two willing parties, other than through a forced or liquidation sale. Typically, privately held companies are bought and sold based on multiples of earnings before interest, taxes, depreciation and amortization (“EBITDA”), cash flows, net income, revenues, or in limited cases, book value. There is no single methodology for estimating enterprise value. For any one portfolio company, enterprise value is generally described as a range of values from which a single estimate of enterprise value is derived. In estimating the enterprise value of a portfolio company, the Company analyzes various factors including the portfolio company’s historical and projected financial results. Due to SEC deadlines for the Company’s quarterly and annual financial reporting, the operating results of a portfolio company used in the current period valuation are generally the results from the period ended three months prior to such valuation date and may include unaudited, projected, budgeted or pro forma financial information and may require adjustments for non-recurring items or to normalize the operating results that may require significant judgment from the Company’s management. In addition, projecting future financial results requires significant judgment regarding future growth assumptions. In evaluating the operating results, the Company also analyzes the impact of exposure to litigation, loss of customers or other contingencies. After determining the appropriate enterprise value, the Company allocates the enterprise value to investments in order of the legal priority of the various components of the portfolio company’s capital structure. In applying the Waterfall valuation method, the Company assumes the loans are paid off at the principal amount in a change in control transaction and are not assumed by the buyer, which the Company believes is consistent with its past transaction history and standard industry practices.

Under the Yield-to-Maturity valuation method, the Company also uses the income approach to determine the fair value of debt securities based on projections of the discounted future free cash flows that the debt security will likely generate, including analyzing the discounted cash flows of interest and principal amounts for the debt security, as set forth in the associated loan agreements, as well as the financial position and credit risk of the portfolio company. The Company’s estimate of the expected repayment date of its debt securities is generally the maturity date of the instrument, as the Company generally intends to hold its loans and debt securities to maturity. The Yield-to-Maturity analysis also considers changes in leverage levels, credit quality, portfolio company performance and other factors. The Company will generally use the value determined by the Yield-to-Maturity analysis as the fair value for that security; however, because of the Company’s general intent to hold its loans to maturity, the fair value will not exceed the principal amount of the debt security valued using the Yield-to-Maturity valuation method. A change in the assumptions that the Company uses to estimate the fair value of its debt securities using the Yield-to-Maturity valuation method could have a material impact on the determination of fair value. If there is deterioration in credit quality or if a debt security is in workout status, the Company may consider other factors in determining the fair value of the debt security, including the value attributable to the debt security from the enterprise value of the portfolio company or the proceeds that would most likely be received in a liquidation analysis.

Under the NAV valuation method, for an investment in an investment fund that does not have a readily determinable fair value, the Company measures the fair value of the investment predominately based on the NAV of the investment fund as of the measurement date and adjusts the investment’s fair value for factors known to the Company that would affect that fund’s NAV, including, but not limited to, fair values for individual investments held by the fund if the Company holds the same investment or for a publicly traded investment. In addition, in determining the fair value of the investment, the Company considers whether adjustments to the NAV are necessary in certain circumstances, based on the analysis of any restrictions on redemption of the Company’s investment as of the measurement date, recent actual sales or redemptions of interests in the investment fund, and expected future cash flows available to equity holders, including the rate of return on those cash flows compared to an implied market return on equity required by market participants, or other uncertainties surrounding the Company’s ability to realize the full NAV of its interests in the investment fund.

For valuation purposes, all of the Company’s Private Loan portfolio investments are non-control investments. For Private Loan portfolio investments for which it has determined that third-party quotes or other independent pricing are not available or appropriate, the Company generally estimates the fair value based on the assumptions that it believes hypothetical market participants would use to value such Private Loan debt investments in a current hypothetical sale using the Yield-to-Maturity valuation method and such Private Loan equity investments in a current hypothetical sale using the Waterfall valuation method.

In addition to its internal valuation process, in arriving at estimates of fair value for its investments in its Private Loan portfolio companies, the Company, among other things, consults with a nationally recognized independent financial advisory services firm. The nationally recognized independent financial advisory services firm analyzes and provides observations and recommendations and an assurance certification regarding the Company’s determinations of the fair value of its Private Loan portfolio company investments. The nationally recognized independent financial advisory services firm is generally consulted relative to the Company’s investments in each Private Loan portfolio company at least once every calendar year, and for the Company’s investments in new Private Loan portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, the Company may determine that it is not cost-effective, and as a result is not in its stockholders’ best interest, to consult with the nationally recognized independent financial advisory services firm on its investments in one or more Private Loan portfolio companies. Such instances include, but are not limited to, situations where the fair value of the Company’s investment in a Private Loan portfolio company is determined to be insignificant relative to the total Investment Portfolio. The Company consulted with and received an assurance certification from its independent financial advisory services firm in arriving at its determination of fair value on its investments in a total of seven Private Loan portfolio companies for the three months ended March 31, 2021, representing approximately 21% of the total Private Loan portfolio at fair value as of March 31, 2021, and on a total of nine Private Loan portfolio companies for the three months ended March 31, 2020, representing approximately 20% of the total Private Loan portfolio at fair value as of March 31, 2020. Excluding its investments in Private Loan portfolio companies that, as of March 31, 2021 and 2020, as applicable, had not been in the Investment Portfolio for at least twelve months subsequent to the initial investment and its investments in Private Loan portfolio companies that were not reviewed because the investment is valued based upon third-party quotes or other independent pricing, the percentage of the Private Loan portfolio reviewed and certified by its independent financial advisory services firm for the three months ended March 31, 2021 and 2020 was 23% and 25% of the total Private Loan portfolio at fair value as of March 31, 2021 and 2020, respectively.

In addition to its internal valuation process, in arriving at estimates of fair value for its investments in its LMM portfolio companies, the Company, among other things, consults with a nationally recognized independent financial advisory services firm. The nationally recognized independent financial advisory services firm analyzes and provides observations, recommendations and an assurance certification regarding the Company’s determinations of the fair value of its LMM portfolio company investments. The nationally recognized independent financial advisory services firm is generally consulted relative to the Company’s investments in each LMM portfolio company at least once every calendar year, and for the Company’s investments in new LMM portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, the Company may determine that it is not cost-effective, and as a result is not in its stockholders’ best interest, to consult with the nationally recognized independent financial advisory services firm on its investments in one or more LMM portfolio companies. Such instances include, but are not limited to, situations where the fair value of the Company’s investment in a LMM portfolio company is determined to be insignificant relative to the total Investment Portfolio. The Company consulted with and received an assurance certification from its independent financial advisory services firm in arriving at the Company’s determination of fair value on its investments in a total of nine LMM portfolio companies for the three months ended March 31, 2021, representing approximately 28% of the total LMM portfolio at fair value as of March 31, 2021, and on a total of nine LMM portfolio companies for the three months ended March 31, 2020, representing approximately 31% of the total LMM portfolio at fair value as of March 31, 2020. Excluding its investments in LMM portfolio companies that, as of March 31, 2021 and 2020, as applicable, had not been in the Investment Portfolio for at least twelve months subsequent to the initial investment or whose primary purpose is to own real estate for which a third-party appraisal is obtained on at least an annual basis, the percentage of the LMM portfolio reviewed and certified by its independent financial advisory services firm for the three months ended March 31, 2021 and 2020  was 30% and 35% of the total LMM portfolio at fair value as of March 31, 2021 and 2020, respectively.

For valuation purposes, all of the Company’s Middle Market portfolio investments are non-control investments. To the extent sufficient observable inputs are available to determine fair value, the Company uses observable inputs to determine the fair value of these investments through obtaining third-party quotes or other independent pricing. For Middle Market portfolio investments for which it has determined that third-party quotes or other independent pricing are not available or appropriate, the Company generally estimates the fair value based on the assumptions that it believes hypothetical market participants would use to value such Middle Market debt investments in a current hypothetical sale using the Yield-to-Maturity valuation method and such Middle Market equity investments in a current hypothetical sale using the Waterfall valuation method. Because the vast majority of the Middle Market portfolio investments are typically valued using third-party quotes or other independent pricing services (including 92% and 88% of the Middle Market portfolio investments as of March 31, 2021 and December 31, 2020, respectively), the Company generally does not consult with any financial advisory services firms in connection with determining the fair value of its Middle Market investments.

For valuation purposes, all of the Company’s Other Portfolio investments are non-control investments. The Company’s Other Portfolio investments comprised 5.5% and 6.1% of the Company’s Investment Portfolio at fair value as of March 31, 2021 and December 31, 2020, respectively. Similar to the LMM investment portfolio, market quotations for Other Portfolio equity investments, except for the Signal CLO, are generally not readily available. For its Other Portfolio equity investments, except for the Signal CLO, the Company generally determines the fair value of these investments using the NAV valuation method. For the Signal CLO, the Company determines the appropriateness of the use of the third-party broker quote in determining fair value based on its understanding of the level of actual transactions used by the broker to develop the quote and whether the quote was an indicative price or binding offer, the depth and consistency of broker quotes and the correlation of changes in broker quotes with underlying performance of the portfolio company and other market indices. The Company often cannot observe the inputs considered by the third party in determining their quotes.

Due to the inherent uncertainty in the valuation process, the Company’s determination of fair value for its Investment Portfolio may differ materially from the values that would have been determined had a ready market for the securities existed. In addition, changes in the market environment, portfolio company performance and other events that may occur over the lives of the investments may cause the gains or losses ultimately realized on these investments to be materially different than the valuations currently assigned. The Company determines the fair value of each individual investment and records changes in fair value as unrealized appreciation or depreciation.

MSC Adviser, the Company’s investment adviser, uses an internally developed portfolio investment rating system in connection with its investment oversight, portfolio management and analysis and investment valuation procedures for the Company’s LMM portfolio companies. This system takes into account both quantitative and qualitative factors of the LMM portfolio company and the investments held therein.

The Board of Directors of the Company has the final responsibility for overseeing, reviewing and approving, in good faith, the Company’s determination of the fair value for its Investment Portfolio, as well as its valuation procedures, consistent with 1940 Act requirements. The Company believes its Investment Portfolio as of March 31, 2021 and December 31, 2020 approximates fair value as of those dates based on the markets in which the Company operates and other conditions in existence on those reporting dates.

2.           Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results may differ from these estimates under different conditions or assumptions. Additionally, as explained in Note B.1., the consolidated financial statements include investments in the Investment Portfolio whose values have been estimated by the Company with the oversight, review and approval by the Company’s Board of Directors in the absence of readily ascertainable market values. Because of the inherent uncertainty of the Investment Portfolio valuations, those estimated values may differ materially from the values that would have been determined had a ready market for the securities existed.

The COVID-19 pandemic, and the related effect on the U.S. and global economies, has impacted, and threatens to continue to impact, the businesses and operating results of certain of the Company’s portfolio companies, as well as market interest rate spreads. As a result of these and other current effects of the COVID-19 pandemic, as well as the uncertainty regarding the extent and duration of its impact, the valuation of the Company’s Investment Portfolio has been experiencing increased volatility since the beginning of the COVID-19 pandemic.

3.           Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents consist of cash and highly liquid investments with an original maturity of three months or less at the date of purchase. Cash and cash equivalents are carried at cost, which approximates fair value.

At March 31, 2021, cash balances totaling $2.7 million exceeded Federal Deposit Insurance Corporation insurance protection levels, subjecting the Company to risk related to the uninsured balance. All of the Company’s cash deposits are held at large established high credit quality financial institutions and management believes that the risk of loss associated with any uninsured balances is remote. At March 31, 2021, the Company had investments in short-term money market accounts totaling $25.9 million classified as cash equivalents.

Amounts included in restricted cash at December 31, 2020 represented balances in the cash accounts held at HMS Funding, which had been set aside pursuant to an amendment to the Deutsche Bank Credit Facility effective April 24, 2020 (see Note E — Debt) (i) as a reserve for draws on unfunded commitments related to investments held by HMS Funding or (ii) to be applied against outstanding advances on the facility. On February 3, 2021, the Deutsche Bank Credit Facility was fully repaid through the use of restricted cash and proceeds from borrowings under the JPM SPV Facility and accordingly, the Company has no other restrictions on cash (or restricted cash requirement) upon the extinguishment of the Deutsche Bank Credit Facility.

4.            Interest, Dividend and Fee Income

The Company records interest and dividend income on the accrual basis to the extent amounts are expected to be collected. Dividend income is recorded as dividends are declared by the portfolio company or at the point an obligation exists for the portfolio company to make a distribution. In accordance with the Company’s valuation policies, the Company evaluates accrued interest and dividend income periodically for collectability. When a loan or debt security becomes 90 days or more past due, and if the Company otherwise does not expect the debtor to be able to service all of its debt or other obligations, the Company will generally place the loan or debt security on non-accrual status and cease recognizing interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. If a loan or debt security’s status significantly improves regarding the debtor’s ability to service the debt or other obligations, or if a loan or debt security is sold or written off, the Company removes it from non-accrual status.

As of March 31, 2021, the Company’s total Investment Portfolio had two investments on non-accrual status, which comprised approximately 0.4% of its fair value and 1.0% of its cost. As of December 31, 2020, the Company’s total Investment Portfolio had three investments on non-accrual status, which comprised approximately 0.6% of its fair value and 1.3% of its cost.

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

The Company holds certain debt and preferred equity instruments in its Investment Portfolio that contain payment-in-kind (“PIK”) interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed or sold. To maintain RIC tax treatment (as discussed in Note B.8. below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though the Company may not have collected the PIK interest and cumulative dividends in cash. For the three months ended March 31, 2021 and 2020, approximately 6.7% and 3.5%, respectively, of the Company’s total investment income was attributable to PIK interest income and cumulative dividend income not paid currently in cash. The Company stops accruing PIK interest and cumulative dividends and writes off any accrued and uncollected interest and dividends in arrears when it determines that such PIK interest is no longer collectible.

The Company may periodically provide services, including structuring and advisory services, to its portfolio companies or other third parties. For services that are separately identifiable and evidence exists to substantiate fair value, fee income is recognized as earned, which is generally when the investment or other applicable transaction closes. Fees received in connection with debt financing transactions for services that do not meet these criteria are treated as debt origination fees and are deferred and accreted into income over the life of the financing.

A presentation of total investment income the Company received from its Investment Portfolio in each of the periods presented is as follows:

	Three Months Ended
	March 31,
	2021	2020

	(dollars in thousands)
Interest, fee and dividend income:
Interest income	$16,080	$21,785
Dividend income	3,952	1,640
Fee income	240	575
Total interest, fee and dividend income	$20,272	$24,000

5.           Deferred Financing Costs

Deferred financing costs represent fees and other direct costs incurred in connection with arranging the Company’s borrowings. These costs were incurred in connection with the Company’s Credit Facilities (see Note E — Debt) and have been capitalized. The deferred financing costs are being amortized to interest expense using the straight-line method over the life of the related credit facility, which the Company believes is materially consistent with the effective interest method.

6.           Equity Offering Costs

In accordance with the Original Investment Advisory Agreement and the Sub-Advisory Agreement, the Company had historically reimbursed HMS Adviser for any offering costs that were paid on the Company’s behalf, which consist of, among other costs, actual legal, accounting, bona fide out-of-pocket itemized and detailed due diligence costs, printing, filing fees, transfer agent costs, postage, escrow fees, data processing fees, advertising and sales literature and other offering costs. In connection with the Transaction, HMS Adviser has agreed to permanently waive its right to receive reimbursement for any and all accrued and unpaid or unreimbursed expenses under the Original Investment Advisory Agreement, except for certain organizational and offering expenses described further in “Note J - Related Party Transactions.

Deferred offering costs were fully amortized to expense upon the closing of the our prior public continuous offering of common stock to new investors. Any future offering costs will be currently expensed as incurred by the Company or as it becomes obligated to reimburse MSC Adviser for such costs.

7.           Unearned Income—Debt Origination Fees and Original Issue Discount and Discounts / Premiums to Par Value

The Company capitalizes debt origination fees received in connection with financings and reflects such fees as unearned income netted against the applicable debt investments. The unearned income from the fees is accreted into income based on the effective interest method over the life of the financing.

In connection with its portfolio debt investments, the Company sometimes receives nominal cost warrants or warrants with an exercise price below the fair value of the underlying equity (together, “nominal cost equity”) that are valued as part of the negotiation process with the particular portfolio company. When the Company receives nominal cost equity, it allocates its cost basis in its investment between its debt security and its nominal cost equity at the time of origination based on amounts negotiated with the particular portfolio company. The allocated amounts are based upon the fair value of the nominal cost equity, which is then used to determine the allocation of cost to the debt security. Any discount recorded on a debt investment resulting from this allocation is reflected as unearned income, which is netted against the applicable debt investment, and accreted into interest income based on the effective interest method over the life of the debt investment. The actual collection of this interest is deferred until the time of debt principal repayment.

The Company may purchase debt securities at a discount or at a premium to the par value of the debt security. In the case of a purchase at a discount, the Company records the investment at the par value of the debt security net of the discount, and the discount is accreted into interest income based on the effective interest method over the life of the debt investment. In the case of a purchase at a premium, the Company records the investment at the par value of the debt security plus the premium, and the premium is amortized as a reduction to interest income based on the effective interest method over the life of the debt investment.

To maintain RIC tax treatment (as discussed in Note B.8. below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though the Company may not have collected the interest income. For the three months ended March 31, 2021 and 2020, approximately 4.8% and 8.4%, respectively, of the Company’s total investment income was attributable to interest income from the accretion of discounts associated with debt investments, net of any premium reduction.

8.            Income Taxes

The Company has elected to be treated for U.S. federal income tax purposes as a RIC. The Company’s taxable income includes the taxable income generated by the Company and certain of its subsidiaries, which are treated as disregarded entities for tax purposes. As a RIC, the Company generally will not pay corporate-level U.S. federal income taxes on any net ordinary taxable income or capital gains that the Company distributes to its stockholders. The Company must generally distribute at least 90% of its “investment company taxable income” (which is generally its net ordinary taxable income and realized net short-term capital gains in excess of realized net long-term capital losses) and 90% of its tax-exempt income to maintain its RIC status (pass-through tax treatment for amounts distributed). As part of maintaining RIC status, undistributed taxable income (subject to a 4% non-deductible U.S. federal excise tax) pertaining to a given fiscal year may be distributed up to 12 months subsequent to the end of that fiscal year, provided such dividends are declared on or prior to the later of (i) the filing of the U.S. federal income tax return for the applicable fiscal year or (ii) the fifteenth day of the ninth month following the close of the year in which such taxable income was generated.

The Taxable Subsidiaries primarily hold certain portfolio investments for the Company. The Taxable Subsidiaries permit the Company to hold equity investments in portfolio companies which are “pass-through” entities for tax purposes and to continue to comply with the “source-of-income” requirements contained in the RIC tax provisions of the Code. The Taxable Subsidiaries are consolidated with the Company for U.S. GAAP financial reporting purposes, and the portfolio investments held by the Taxable Subsidiaries are included in the Company’s consolidated financial statements as portfolio investments and are recorded at fair value. The Taxable Subsidiaries are not consolidated with the Company for income tax purposes and may generate income tax expense, or benefit, and tax assets and liabilities, as a result of their ownership of certain portfolio investments. The taxable income, or loss, of the Taxable Subsidiaries may differ from their book income, or loss, due to temporary book and tax timing differences and permanent differences. The Taxable Subsidiaries are each taxed at their normal corporate tax rates based on their taxable income. The income tax expense, or benefit, if any, and the related tax assets and liabilities, of the Taxable Subsidiaries are reflected in the Company’s consolidated financial statements.

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

Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses. Taxable income generally excludes net unrealized appreciation or depreciation, as investment gains or losses are not included in taxable income until they are realized. Our stockholder’s equity includes an adjustment to classification as a result of permanent book-to-tax differences, which include differences in the book and tax treatment of income and expenses.

9.         Net Realized Gains or Losses and Net Unrealized Appreciation or Depreciation

Realized gains or losses are measured by the difference between the net proceeds from the sale or redemption of an investment or a financial instrument and the cost basis of the investment or financial instrument, without regard to unrealized appreciation or depreciation previously recognized, and includes investments written-off during the period net of recoveries and realized gains or losses from in-kind redemptions. Net unrealized appreciation or depreciation reflects the net change in the fair value of the Investment Portfolio and financial instruments and the reclassification of any prior period unrealized appreciation or depreciation on exited investments and financial instruments to realized gains or losses.

10.         Fair Value of Financial Instruments

Fair value estimates are made at discrete points in time based on relevant information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. The Company believes that the carrying amounts of its financial instruments, consisting of cash and cash equivalents, receivables, payables and other liabilities approximate the fair values of such items due to the short-term nature of these instruments.

11.         Earnings per Share

Net increase (decrease) in net assets resulting from operations per share and net investment income per share, are calculated based upon the weighted average number of shares of common stock outstanding during the reporting period.

12.         Recently Issued or Adopted Accounting Standards

In March 2020, the FASB issued ASU 2020-04, “Reference rate reform (Topic 848)—Facilitation of the effects of reference rate reform on financial reporting.” The amendments in this update provide optional expedients and exceptions for applying U.S. GAAP to certain contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform and became effective upon issuance for all entities. The Company has agreements that have LIBOR as a reference rate with certain portfolio companies and also with certain lenders. Many of these agreements include language for choosing an alternative successor rate if LIBOR reference is no longer considered to be appropriate. Contract modifications are required to be evaluated in determining whether the modifications result in the establishment of new contracts or the continuation of existing contracts. The Company adopted this amendment in March 2020 and plans to apply the amendments in this update to account for contract modifications due to changes in reference rates. The Company continues to evaluate the impact that the amendments in this update will have on its consolidated financial statements and disclosures when applied.

In May 2020, the SEC published Release No. 33-10786 (the “May 2020 Release”), Amendments to Financial Disclosures about Acquired and Disposed Businesses, announcing its adoption of rules amending Rule 1-02(w)(2) under Regulation S-X used in the determination of a significant subsidiary specific to investment companies, including BDCs. In part, the rules adopted pursuant to the May 2020 Release eliminated the use of the asset test, and amended the income and investment tests for determining whether an unconsolidated subsidiary requires additional disclosure in the footnotes of the financial statements. The Company adopted the rules pursuant to the May 2020 Release during the quarter ended December 31, 2020. The impact of the adoption of these rules on the Company’s consolidated financial statements was not material.

In December 2020, the SEC published Release No. IC-34084 (the “December 2020 Release”) Use of Derivatives by Registered Investment Companies and Business Development Companies, announcing its adoption of Rule 18f-4 and amendment of Rule 6c-11 under the 1940 Act to provide an updated, comprehensive approach to the regulation of registered investment companies’, including BDCs’, use of derivatives and address investor protection concerns. In part, the rules adopted pursuant to the December 2020 Release require that funds using derivatives generally will have to adopt a derivatives risk management program that a derivatives risk manager administers and that the fund’s board of directors oversees, and comply with an outer limit on fund leverage. Funds that use derivatives only in a limited manner will not be subject to these requirements, but they will have to adopt and implement policies and procedures reasonably designed to manage the fund’s derivatives risks. Funds also will be subject to reporting and recordkeeping requirements regarding their derivatives use. The Company adopted the rules pursuant to the December 2020 Release during the quarter ended March 31, 2021. As the Company is a limited user of derivatives, the impact of the adoption of these rules on the consolidated financial statements was not material.

From time to time, new accounting pronouncements are issued by the FASB or other standard-setting bodies that are adopted by the Company as of the specified effective date. The Company believes that the impact of recently issued standards and any that are not yet effective will not have a material impact on its consolidated financial statements upon adoption.

NOTE C—FAIR VALUE HIERARCHY FOR INVESTMENTS AND DEBENTURES—PORTFOLIO COMPOSITION

ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements. The Company accounts for its investments at fair value.

1.         Fair Value Hierarchy

In accordance with ASC 820, the Company has categorized its investments based on the priority of the inputs to the valuation technique into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical investments (Level 1) and the lowest priority to unobservable inputs (Level 3).

Investments recorded on the Company’s balance sheet are categorized based on the inputs to the valuation techniques as follows:

Level 1—Investments whose values are based on unadjusted quoted prices for identical assets in an active market that the Company has the ability to access (examples include investments in active exchange-traded equity securities and investments in most U.S. government and agency securities).

Level 2—Investments whose values are based on quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the investment. Level 2 inputs include the following:

●	Quoted prices for similar assets in active markets (for example, investments in restricted stock);
●	Quoted prices for identical or similar assets in non-active markets (for example, investments in thinly traded public companies);
●	Pricing models whose inputs are observable for substantially the full term of the investment (for example, market interest rate indices); and
●	Pricing models whose inputs are derived principally from, or corroborated by, observable market data through correlation or other means for substantially the full term of the investment.

Level 3—Investments whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement (for example, investments in illiquid securities issued by privately held companies). These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the investment.

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

As of March 31, 2021 and December 31, 2020, the Company’s Private Loan portfolio investments primarily consisted of investments in interest-bearing secured debt investments. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of the Company’s Private Loan portfolio investments were categorized as Level 3 as of March 31, 2021 and December 31, 2020.

As of March 31, 2021 and December 31, 2020, all of the Company’s LMM portfolio investments consisted of illiquid securities issued by privately held companies and the fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of the Company’s LMM portfolio investments were categorized as Level 3 as of March 31, 2021 and December 31, 2020.

As of March 31, 2021 and December 31, 2020, the Company’s Middle Market portfolio investments consisted primarily of investments in secured and unsecured debt investments and independently rated debt investments. The fair value determination for these investments and the Signal CLO consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of the Company’s in Middle Market portfolio investments were categorized as Level 3 as of March 31, 2021 and December 31, 2020.

As of March 31, 2021 and December 31, 2020, the Company’s Other Portfolio investments (other than the Signal CLO) consisted of illiquid securities issued by privately held companies and the fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of the Company’s Other Portfolio investments were categorized as Level 3 as of March 31, 2021 and December 31, 2020.

The fair value determination of each portfolio investment categorized as Level 3 required one or more of the following unobservable inputs:

●	Financial information obtained from each portfolio company, including unaudited statements of operations and balance sheets for the most recent period available as compared to budgeted numbers;
●	Current and projected financial condition of the portfolio company;
●	Current and projected ability of the portfolio company to service its debt obligations;
●	Type and amount of collateral, if any, underlying the investment;
●	Current financial ratios (e.g., fixed charge coverage ratio, interest coverage ratio and net debt/EBITDA ratio) applicable to the investment;
●	Current liquidity of the investment and related financial ratios (e.g., current ratio and quick ratio);
●	Pending debt or capital restructuring of the portfolio company;
●	Projected operating results of the portfolio company;
●	Current information regarding any offers to purchase the investment;
●	Current ability of the portfolio company to raise any additional financing as needed;
●	Changes in the economic environment which may have a material impact on the operating results of the portfolio company;
●	Internal occurrences that may have an impact (both positive and negative) on the operating performance of the portfolio company;
●	Qualitative assessment of key management;
●	Contractual rights, obligations or restrictions associated with the investment; and
●	Other factors deemed relevant.

The use of significant unobservable inputs creates uncertainty in the measurement of fair value as of the reporting date. The significant unobservable inputs used in the fair value measurement of the Company’s LMM equity securities, which are generally valued through an average of the discounted cash flow technique and the market comparable/enterprise value technique (unless one of these approaches is determined to not be appropriate), are (i) EBITDA multiples and (ii) the weighted-average cost of capital (“WACC”). Significant increases (decreases) in EBITDA multiple inputs in isolation would result in a significantly higher (lower) fair value measurement. On the contrary, significant increases (decreases) in WACC inputs in isolation would result in a significantly lower (higher) fair value measurement. The significant unobservable inputs used in the fair value measurement of the Company’s LMM, Middle Market and Private Loan securities are (i) risk adjusted discount rates used in the Yield-to-Maturity valuation technique (see “Note B.1.—Valuation of the Investment Portfolio”) and (ii) the percentage of expected principal recovery. Significant increases (decreases) in any of these discount rates in isolation would result in a significantly lower (higher) fair value measurement. Significant increases (decreases) in any of these expected principal recovery percentages in isolation would result in a significantly higher (lower) fair value measurement. However, due to the nature of certain investments, fair value measurements may be based on other criteria, such as third-party appraisals of collateral and fair values as determined by independent third parties, which are not presented in the tables below.

The following tables provide a summary of the significant unobservable inputs used to fair value the Company’s Level 3 portfolio investments as of March 31, 2021 and December 31, 2020:

	Fair Value as of
	March 31,
Type of	2021		Significant		Weighted
Investment	(in thousands)	Valuation Technique	Unobservable Inputs	Range	Average(3)	Median(3)
Equity investments	$185,855	Discounted cash flow	WACC	11.4% - 19.9%	14.1%	15.2%
		Market comparable / Enterprise Value	EBITDA multiple(1)	4.9x - 8.5x(2)	6.9x	6.4x
Debt investments	$464,730	Discounted cash flow	Risk adjusted discount factor	6.6% - 15.0%(2)	10.4%	10.0%
			Expected principal recovery percentage	1.1% - 100.0%	99.6%	100.0%
Debt investments	$199,147	Market approach	Third‑party quote	45.5 - 100.4	94.5	99.1
Total Level 3 investments	$849,732

(1)	EBITDA may include pro forma adjustments and/or other addbacks based on specific circumstances related to each investment.
(2)	Range excludes outliers that are greater than one standard deviation from the mean. Including these outliers, the range for EBITDA multiple is 4.0x - 11.9x and the range for risk adjusted discount factor is 5.1% - 31.7%.
(3)	Does not include investments for which the valuation technique does not include the use of the applicable fair value input.

	Fair Value as of
	December 31,
Type of	2020		Significant		Weighted
Investment	(in thousands)	Valuation Technique	Unobservable Inputs	Range(3)	Average(3)	Median(3)
Equity investments	$187,099	Discounted cash flow	WACC	11.3%-19.9%	14.1%	15.3%
		Market comparable / Enterprise Value	EBITDA multiple(1)	5.2x-8.5x(2)	6.9x	6.4x
Debt investments	$456,576	Discounted cash flow	Risk adjusted discount factor	7.4%-14.2%(2)	10.3%	10.2%
			Expected principal recovery percentage	1.1%-100.0%	99.3%	100.0%
Debt investments	$181,847	Market approach	Third‑party quote	45.0 - 100.0	92.0%	93.4
Total Level 3 investments	$825,522

(1)	EBITDA may include pro forma adjustments and/or other addbacks based on specific circumstances related to each investment.
(2)	Range excludes outliers that are greater than one standard deviation from the mean. Including these outliers, the range for EBITDA multiple is 4.0x - 11.9x and the range for risk adjusted discount factor is 5.4% - 25.0%.

(3)	Does not include investments for which the valuation technique does not include the use of the applicable fair value input.

The following tables provide a summary of changes in fair value of the Company’s Level 3 portfolio investments for the three-month periods ended March 31, 2021 and 2020 (amounts in thousands):

					Net
	Fair Value	Transfers			Changes	Net		Fair Value
	as of	Into			from	Unrealized		as of
Type of	December 31,	Level 3	Redemptions/	New	Unrealized	Appreciation		March 31,
Investment	2020	Hierarchy	Repayments	Investments	to Realized	(Depreciation)	Other(1)	2021
Debt	$638,423	$—	$ ($ 63,307)	$ $ 83,329	$ $ 2,125	$ $ 3,597	$(290)	$663,877
Equity(2)	185,041	—	($ 6,385)	$ 4,421	$ 814	$ 12	290	184,192
Equity Warrant	2,058	—	—	—	—	($ 395)	—	1,663
	$825,522	$—	$(69,692)	$87,750	$2,939	$3,214	$—	$849,732

(1)	Includes the impact of non-cash conversions. These transactions represent non-cash investing activities. See additional cash flow information at the consolidated statements of cash flows.
(2)	Includes the Company’s investment in CLO subordinated notes. (See Note D — Investment in Signal Peak CLO 7, Ltd.)

					Net
	Fair Value	Transfers			Changes	Net		Fair Value
	as of	Into			from	Unrealized		as of
Type of	December 31,	Level 3	Redemptions/	New	Unrealized	Appreciation		March 31,
Investment	2019	Hierarchy	Repayments	Investments	to Realized	(Depreciation)	Other(1)	2020
Debt	$848,265	$—	$(90,042)	$43,357	$2,021	$(72,050)	$—	$731,551
Equity(2)	177,993	—	(246)	6,265	—	(22,250)	—	161,762
Equity Warrant	1,339	—	—	—	—	212	—	1,551
	$1,027,597	$—	$(90,288)	$49,622	$2,021	$(94,088)	$—	$894,864

(1)	Includes the impact of non-cash conversions. These transactions represent non-cash investing activities. See additional cash flow information at the consolidated statements of cash flows.
(2)	Includes the Company’s investment in CLO subordinated notes. (See Note D — Investment in Signal Peak CLO 7, Ltd.)

At March 31, 2021 and December 31, 2020, the Company's investments were categorized as follows in the fair value hierarchy for ASC 820 purposes:

		Fair Value Measurements
		(in thousands)
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
At March 31, 2021	Fair Value	(Level 1)	(Level 2)	(Level 3)
LMM portfolio investments	$230,445	$—	$—	$230,445
Middle Market portfolio investments	203,810	—	—	203,810
Private Loan portfolio investments	368,816	—	—	368,816
Other Portfolio investments(1)	46,661	—	—	46,661
Total investments	$849,732	$—	$—	$849,732

(1) Includes the Company's investment in CLO subordinated notes. (See Note D — Investment in Signal Peak CLO 7, Ltd.)

		Fair Value Measurements
		(in thousands)
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
At December 31, 2020	Fair Value	(Level 1)	(Level 2)	(Level 3)
LMM portfolio investments	$217,036	$—	$—	$217,036
Middle Market portfolio investments	191,304	—	—	191,304
Private Loan portfolio investments	366,649	—	—	366,649
Other Portfolio investments(1)	50,533	—	—	50,533
Total investments	$825,522	$—	$—	$825,522

(1) Includes the Company's investment in CLO subordinated notes. (See Note D — Investment in Signal Peak CLO 7, Ltd.)

2.         Investment Portfolio Composition

The Company’s Private Loan portfolio investments are primarily debt securities in privately held companies that have been originated through strategic relationships with other investment funds on a collaborative basis, and are often referred to in the debt markets as “club deals.” Private Loan investments are typically similar in size, structure, terms and conditions to investments the Company holds in its LMM portfolio and Middle Market portfolio. The Company’s Private Loan portfolio debt investments are generally secured by either a first or second priority lien on the assets of the portfolio company and typically have a term of between three and seven years from the original investment date.

The Company’s LMM portfolio investments primarily consist of secured debt, equity warrants and direct equity investments in privately held, LMM companies based in the United States. The Company’s LMM portfolio companies generally have annual revenues between $10 million and $150 million, and its LMM investments generally range in size from $5 million to $50 million. The LMM debt investments are typically secured by either a first or second priority lien on the assets of the portfolio company, can include either fixed or floating rate terms and generally have a term of between five and seven years from the original investment date. In most LMM portfolio investments, the Company receives nominally priced equity warrants and/or makes direct equity investments in connection with a debt investment.

The Company’s Middle Market portfolio investments primarily consist of direct investments in or secondary purchases of interest-bearing debt securities in privately held companies based in the United States that are generally larger in size than the companies included in the Company’s LMM portfolio. The Company’s Middle Market portfolio companies generally have annual revenues between $150 million and $1.5 billion, and its Middle Market investments generally range in size from $3 million to $20 million. The Company’s Middle Market portfolio debt investments are generally secured by either a first or second priority lien on the assets of the portfolio company and typically have a term of between three and seven years from the original investment date.

The Company’s Other Portfolio investments primarily consist of investments that are not consistent with the typical profiles for its LMM, Middle Market or Private Loan portfolio investments, including investments which may be managed by third parties. In the Other Portfolio, the Company may incur indirect fees and expenses in connection with investments managed by third parties, such as investments in other investment companies or private funds. For Other Portfolio investments, the Company generally receives distributions related to the assets held by the portfolio company. Those assets are typically expected to be liquidated over a five to ten-year period.

Investment income, consisting of interest, dividends and fees, can fluctuate dramatically due to various factors, including the level of new investment activity, repayments of debt investments or sales of equity interests. Investment income in any given year could also be highly concentrated among several portfolio companies. For the three months ended March 31, 2021 and 2020, the Company did not record investment income from any single portfolio company in excess of 10% of total investment income.

The following tables provide a summary of the Company’s investments in the LMM, Middle Market and Private Loan portfolios as of March 31, 2021 and December 31, 2020 (this information excludes the Other Portfolio investments which are discussed further below):

	As of March 31, 2021
	LMM (a)	Middle Market	Private Loan

	(dollars in millions)
Number of portfolio companies	36	29	40
Fair value	$230.4	$203.8	$368.8
Cost	$201.9	$226.3	$379.4
Debt investments as a % of portfolio (at cost)	66.2%	93.8%	92.0%
Equity investments as a % of portfolio (at cost)	33.8%	6.2%	8.0%
% of debt investments at cost secured by first priority lien	99.8%	97.1%	93.5%
Weighted-average annual effective yield(b)	11.1%	7.9%	9.3%
Average EBITDA(c)	$6.7	$79.1	$38.0

(a)	At March 31, 2021, the Company had equity ownership in approximately 97% of its LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was approximately 9%.
(b)	The weighted-average annual effective yields were computed using the effective interest rates for all debt investments at cost as of March 31, 2021, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status. The weighted-average annual effective yield is higher than what an investor in shares of the Company’s common stock will realize on its investment because it does not reflect the Company’s expenses or any sales load paid by an investor.
(c)	The average EBITDA is calculated using a simple average for the LMM portfolio and a weighted-average for the Middle Market and Private Loan portfolios. These calculations exclude certain portfolio companies, including one Middle Market portfolio company and three Private Loan portfolio companies, as EBITDA is not a meaningful valuation metric for The Company’s investments in these portfolio companies, and those portfolio companies whose primary purpose is to own real estate.

	As of December 31, 2020
	LMM (a)	Middle Market	Private Loan

	(dollars in millions)
Number of portfolio companies	34	28	40
Fair value	$217.0	$191.3	$366.6
Cost	$191.2	$216.4	$378.2
Debt investments as a % of portfolio (at cost)	66.0%	93.5%	91.4%
Equity investments as a % of portfolio (at cost)	34.0%	6.5%	8.6%
% of debt investments at cost secured by first priority lien	99.7%	90.6%	91.3%
Weighted-average annual effective yield (b)	11.1%	8.2%	9.2%
Average EBITDA (c)	$6.2	$78.5	$54.1

(a)	At December 31, 2020, the Company had equity ownership in approximately 97% of its LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was approximately 10%.
(b)	The weighted-average annual effective yields were computed using the effective interest rates for all debt investments at cost as of December 31, 2020, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status. The weighted-average annual effective yield is higher than what an investor in shares of the Company’s common stock will realize on its investment because it does not reflect the Company’s expenses or any sales load paid by an investor.
(c)	The average EBITDA is calculated using a simple average for the LMM portfolio and a weighted-average for the Middle Market and Private Loan portfolios. These calculations exclude certain portfolio companies, including three LMM portfolio companies, one Middle Market portfolio companies and four Private Loan portfolio companies, as EBITDA is not a meaningful valuation metric for the Company’s investments in these portfolio companies, and those portfolio companies whose primary purpose is to own real estate.

As of March 31, 2021, the Company had Other Portfolio investments in five companies, collectively totaling approximately $46.7 million in fair value and approximately $52.1 million in cost basis and which comprised approximately 5.5% of the Company’s Investment Portfolio at fair value. As of December 31, 2020, the Company had Other Portfolio investments in five companies, collectively totaling approximately $50.5 million in fair value and approximately $54.9 million in cost basis and which comprised approximately 6.1% of the Company’s Investment Portfolio at fair value.

The following tables summarize the composition of the Company’s total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at cost and fair value by type of investment as a percentage of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments, as of March 31, 2021 and December 31, 2020 (this information excludes the Other Portfolio investments).

Cost:	March 31, 2021	December 31, 2020
First lien debt	82.5%	79.5%
Equity	13.7%	13.9%
Second lien debt	1.9%	4.6%
Equity warrants	0.2%	0.2%
Other	1.7%	1.8%
	100.0%	100.0%

Fair Value:	March 31, 2021	December 31, 2020
First lien debt	79.1%	76.0%
Equity	17.1%	17.3%
Second lien debt	1.9%	4.6%
Equity warrants	0.2%	0.3%
Other	1.7%	1.8%
	100.0%	100.0%

The following tables summarize the composition of the Company’s total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments by geographic region of the United States and other countries at cost and fair value as a percentage of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments, as of March 31, 2021 and December 31, 2020 (this information excludes the Other Portfolio investments). The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

Cost:	March 31, 2021	December 31, 2020
Southwest	23.2%	24.9%
Northeast	17.6%	18.9%
West	19.7%	17.5%
Midwest	20.6%	18.2%
Southeast	17.0%	18.8%
Canada	1.9%	1.7%
Other Non-United States	—%	—%
	100.0%	100.0%

Fair Value:	March 31, 2021	December 31, 2020
Aerospace & Defense	8.7%	8.5%
Machinery	8.5%	8.5%
Commercial Services & Supplies	7.1%	7.9%
Internet Software & Services	5.9%	4.8%
Construction & Engineering	5.1%	4.1%
Oil, Gas & Consumable Fuels	5.1%	6.1%
Communications Equipment	4.6%	4.6%
Health Care Providers & Services	4.5%	3.6%
Specialty Retail	3.9%	4.1%
Leisure Equipment & Products	3.4%	3.5%
Diversified Telecommunication Services	3.4%	5.2%
Diversified Financial Services	3.2%	3.3%
Distributors	3.1%	3.1%
Building Products	3.0%	0.7%
Transportation Infrastructure	2.7%	2.7%
IT Services	2.6%	4.0%
Media	2.5%	2.7%
Computers & Peripherals	2.4%	2.3%
Hotels, Restaurants & Leisure	2.0%	2.1%
Software	1.6%	1.7%
Containers & Packaging	1.6%	1.8%
Trading Companies & Distributors	1.5%	1.6%
Food & Staples Retailing	1.5%	1.6%
Internet & Catalog Retail	1.4%	1.4%
Professional Services	1.2%	1.2%
Electrical Equipment	1.2%	0.5%
Air Freight & Logistics	1.2%	1.2%
Electronic Equipment, Instruments & Components	1.1%	1.2%
Diversified Consumer Services	1.0%	0.9%
Construction Materials	0.9%	1.3%
Other (1)	4.1%	3.8%
	100.0%	100.0%

Fair Value:	March 31, 2021	December 31, 2020
Southwest	24.5%	25.7%
West	17.8%	19.2%
Northeast	18.5%	16.3%
Midwest	18.7%	20.1%
Southeast	18.7%	17.1%
Canada	1.8%	1.6%
Other Non-United States	—%	—%
	100.0%	100.0%

The Company’s LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments are in companies conducting business in a variety of industries. The following tables summarize the composition of the Company’s total combined LMM portfolio investments, Middle Market portfolio investments and

Private Loan portfolio investments by industry at cost and fair value as of March 31, 2021 and December 31, 2020 (this information excludes the Other Portfolio investments).

Cost:	March 31, 2021	December 31, 2020
Aerospace & Defense	8.7%	8.4%
Commercial Services & Supplies	7.1%	8.1%
Machinery	6.5%	6.5%
Internet Software & Services	6.5%	5.4%
Oil, Gas & Consumable Fuels	5.9%	7.0%
Communications Equipment	5.5%	5.7%
Health Care Providers & Services	4.4%	3.4%
Specialty Retail	4.3%	4.5%
Construction & Engineering	4.3%	3.4%
Diversified Telecommunication Services	3.5%	5.4%
Leisure Equipment & Products	3.3%	3.5%
Distributors	3.1%	3.1%
Hotels, Restaurants & Leisure	3.0%	3.1%
Diversified Financial Services	3.0%	3.1%
Building Products	2.9%	0.6%
IT Services	2.6%	4.0%
Transportation Infrastructure	2.6%	2.6%
Media	2.4%	2.5%
Professional Services	2.1%	2.2%
Trading Companies & Distributors	1.5%	1.6%
Electronic Equipment, Instruments & Components	1.5%	1.5%
Food & Staples Retailing	1.5%	1.5%
Internet & Catalog Retail	1.5%	1.5%
Containers & Packaging	1.4%	1.6%
Software	1.2%	1.2%
Computers & Peripherals	1.2%	1.1%
Air Freight & Logistics	1.1%	1.1%
Electrical Equipment	1.1%	0.4%
Other (1)	6.3%	6.0%
	100.0%	100.0%

(1)	Includes various industries with each industry individually less than 1.0% of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at each date.

Fair Value:	March 31, 2021	December 31, 2020
Aerospace & Defense	8.7%	8.5%
Machinery	8.5%	8.5%
Commercial Services & Supplies	7.1%	7.9%
Internet Software & Services	5.9%	4.8%
Construction & Engineering	5.1%	4.1%
Oil, Gas & Consumable Fuels	5.1%	6.1%
Communications Equipment	4.6%	4.6%
Health Care Providers & Services	4.5%	3.6%
Specialty Retail	3.9%	4.1%
Leisure Equipment & Products	3.4%	3.5%
Diversified Telecommunication Services	3.4%	5.2%
Diversified Financial Services	3.2%	3.3%
Distributors	3.1%	3.1%
Building Products	3.0%	0.7%
Transportation Infrastructure	2.7%	2.7%
IT Services	2.6%	4.0%
Media	2.5%	2.7%
Computers & Peripherals	2.4%	2.3%
Hotels, Restaurants & Leisure	2.0%	2.1%
Software	1.6%	1.7%
Containers & Packaging	1.6%	1.8%
Trading Companies & Distributors	1.5%	1.6%
Food & Staples Retailing	1.5%	1.6%
Internet & Catalog Retail	1.4%	1.4%
Professional Services	1.2%	1.2%
Electrical Equipment	1.2%	0.5%
Air Freight & Logistics	1.2%	1.2%
Electronic Equipment, Instruments & Components	1.1%	1.2%
Diversified Consumer Services	1.0%	0.9%
Construction Materials	0.9%	1.3%
Other (1)	4.1%	3.8%
	100.0%	100.0%

(1)	Includes various industries with each industry individually less than 1.0% of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at each date.

At March 31, 2021 and December 31, 2020, the Company had no portfolio investment that was greater than 10% of the Investment Portfolio at fair value.

3.         Unconsolidated Significant Subsidiaries

In evaluating its unconsolidated controlled portfolio companies in accordance with the Regulation S-X, there are two tests that the Company must utilize to determine if any of the Company’s Control Investments (as defined in Note A, including those unconsolidated portfolio companies defined as Control Investments in which the Company does not own greater than 50% of the voting securities or maintain greater than 50% of the board representation) are considered significant subsidiaries: the investment test and the income test. The investment test is generally measured by dividing the Company’s investment in the Control Investment by the value of the Company’s total investments. The income test is generally measured by dividing the absolute value of the combined sum of total investment income, net realized gain (loss) and net unrealized appreciation (depreciation) from the relevant Control Investment for the period being tested by the absolute value of the Company’s change in net assets resulting from operations for the same period. Regulation S-X requires the Company to include (1) separate audited financial statements of an unconsolidated majority-owned subsidiary (Control Investments in which the Company owns greater than 50% of the voting securities) in an annual report and (2) summarized financial information of a Control Investment in a quarterly report, respectively, if certain thresholds of the investment or income tests are exceeded and the unconsolidated portfolio company qualifies as a significant subsidiary.

As of March 31, 2021 and December 31, 2020, the Company had no single investment that qualified as a significant subsidiary under either the investment or income tests.

Note D – Investment in Signal Peak CLO 7, LTD.

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

On May 8, 2019, HMS-ORIX Holdings I LLC, a wholly owned subsidiary of HMS-ORIX, which held all of the investments in broadly-syndicated loans held by HMS-ORIX, was merged (the “HMS-ORIX Holdings Merger”) into Mariner CLO 7, Ltd., an exempted company incorporated under the laws of the Cayman Islands (“Mariner CLO”). In connection with the HMS-ORIX Holdings Merger, HMS-ORIX made certain distributions to its members. The Company used the cash proceeds it received from the HMS-ORIX Holdings Merger to purchase an aggregate principal amount of approximately $25.9 million of the “Subordinated Notes” (the equity tranche of the CLO’s securities) due in 2032 issued by Mariner CLO in connection with an offering of $405.9 million aggregate principal amount of notes. After distribution to its members of residual cash remaining after the HMS-ORIX Holdings Merger, HMS-ORIX was fully liquidated on September 26, 2019. On October 8, 2020, Mariner CLO changed its name to Signal Peak CLO 7, Ltd. (“Signal Peak CLO”).

During the three months ended March 31, 2021 and 2020, respectively, the Company recognized approximately $0.6 million and $0.5 million of interest income in respect of its investment in Signal Peak CLO.

NOTE E—DEBT

Summary of debt as of March 31, 2021 is as follows:

	Outstanding Balance	Unamortized Debt Issuance Costs	Recorded Value	Estimated Fair Value (1)

	(dollars in thousands)
TIAA Credit Facility	$34,000	$(432)	$33,568	$33,568
JPM SPV Facility	210,688	(3,157)	207,531	207,531
Main Street Term Loan	40,000	(386)	39,614	39,614
Total Debt	$284,688	$(3,975)	$280,713	$280,713

(1)	Estimated fair value for outstanding debt if the Company had adopted the fair value option under ASC 825.

Summary of debt as of December 31, 2020 is as follows:

	Outstanding Balance	Unamortized Debt Issuance Costs	Recorded Value	Estimated Fair Value (1)

	(dollars in thousands)
TIAA Credit Facility	$44,000	$(491)	$43,509	$43,509

Deutsche Bank Credit Facility	257,816	(2,200)	255,616	255,616
Total Debt	$301,816	$(2,691)	$299,125	$299,125

(1)	Estimated fair value for outstanding debt if the Company had adopted the fair value option under ASC 825.

Summarized interest expense on the Company’s debt for the three months ended March 31, 2021 and 2020 is as follows:

	Three Months Ended March 31,
	2021	2020

	(dollars in thousands)
TIAA Credit Facility	$388	$1,141
Deutsche Bank Credit Facility	1,046	4,088
JPM SPV Facility	1,367	-
Main Street Term Loan	364	-
Total Interest Expense	$3,165	$5,229

1.         TIAA Credit Facility

On March 6, 2017, the Company entered into an amended and restated senior secured revolving credit agreement (as amended, the “TIAA Credit Facility”) with TIAA, FSB (“TIAA Bank”), as administrative agent, and with TIAA Bank and other financial institutions as lenders. The TIAA Credit Facility features aggregate revolver commitments of $130.0 million, with an accordion provision allowing increases in aggregate commitments, not to exceed $150.0 million, with lender consent. The revolving period under the TIAA Credit Facility expires on March 6, 2022, and all outstanding advances are payable on March 6, 2023, with two one-year extension options available for both such dates, subject to lender consent. Borrowings under the TIAA Credit Facility bear interest, subject to the Company’s election, on a per annum basis at a rate equal to (i) LIBOR plus 2.60% or (ii) the base rate plus 1.60%. The base rate is defined as the higher of (a) the prime rate, (b) the Federal Funds Rate (as defined in the credit agreement) plus 0.5% or (c) LIBOR plus 1.0%. Additionally, the Company pays an annual unused commitment fee of 0.30% on the unused revolver commitments if more than 50% of the revolver commitments are being used and an annual unused commitment fee of 0.625% on the unused revolver commitments if less than 50% of the revolver commitments are being used.

The TIAA Credit Facility permits the creation of certain “Structured Subsidiaries,” which are not guarantors under the TIAA Credit Facility and which are permitted to incur debt outside of the TIAA Credit Facility. Borrowings under the TIAA Credit Facility are secured by all of the Company’s assets, other than the assets of Structured Subsidiaries, as well as all of the assets, and a pledge of equity ownership interests, of any future subsidiaries of the Company (other than Structured Subsidiaries). The TIAA Credit Facility contains affirmative and negative covenants usual and customary for credit facilities of this nature, including: (i) maintaining a minimum interest coverage ratio of at least 2.00 to 1.00; (ii) maintaining an asset coverage ratio of at least 2.10 to 1.00; and (iii) maintaining a minimum consolidated tangible net worth, excluding Structured Subsidiaries, of at least the greater of (a) the aggregate amount of the revolver commitments or (b) $50.0 million. Further, the TIAA Credit Facility contains limitations on incurrence of other indebtedness (other than by the Structured Subsidiaries), limitations on industry concentration, and an anti-hoarding provision to protect the collateral under the TIAA Credit Facility. Additionally, the Company must provide information to TIAA Bank on a regular basis, preserve its corporate existence, comply with applicable laws, including the 1940 Act, pay obligations when they become due, and invest the proceeds of the sales of common stock in accordance with its investment objectives and strategies (as set forth in the TIAA Credit Facility). Further, the credit agreement contains usual and customary default provisions including: (i) a default in the payment of interest and principal; (ii) insolvency or bankruptcy of the Company; (iii) a material adverse change in the Company’s business; or (iv) breach of any covenant, representation or warranty in the loan agreement or other credit documents and failure to cure such breach within defined periods. Additionally, the TIAA Credit Facility requires the Company to obtain written approval from the administrative agent prior to entering into any material amendment, waiver or other modification of any provision of the Investment Advisory Agreement.

As of March 31, 2021, the interest rate on the TIAA Credit Facility was 2.72%. The average cost of borrowings on the TIAA Credit Facility, excluding amortization of deferred financing costs, was approximately 2.74% and 4.43% per annum for the three months ended March 31, 2021 and 2020 respectively. As of March 31, 2021, the Company was not aware of any instances of noncompliance with covenants related to the TIAA Credit Facility.

2.         JPM SPV Facility

On February 3, 2021, MSIF Funding, the Company’s wholly-owned subsidiary that primarily holds originated loan investments, entered into a senior secured revolving credit facility (as amended from time to time, the “JPM SPV Facility”) by and among JPMorgan Chase Bank, National Association (“JPM”), as administrative agent, and U.S. Bank, N.A., as collateral agent and collateral administrator and the Company as portfolio manager. The revolving period under the JPM SPV Facility expires on February 3, 2024 and the JPM SPV Facility is scheduled to mature on February 3, 2025. Advances under the JPM SPV Facility bear interest at a per annum rate equal to the three-month LIBOR in effect, plus the applicable margin of 2.90% per annum. MSIF Funding will also pay a commitment fee of 0.75% per annum on the average daily unused amount of the financing commitments until the third anniversary of the JPM SPV Facility. The initial commitment amount of the JPM SPV Facility is $300 million. The JPM SPV Facility has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments and borrowing availability under the JPM SPV Facility to up to $450 million.

Initial proceeds from borrowings under the JPM SPV Facility were used to purchase certain investments and participating interest from HMS Funding. HMS Funding, in turn, used the proceeds from these transactions and restricted cash to fully repay its existing indebtedness under the Deutsche Bank Credit Facility (as defined below). Concurrently, the Company and HMS Funding extinguished the Deutsche Bank Credit Facility and transferred certain portfolio investments previously held by HMS Funding to MSIF Funding. The Deutsche Bank Credit Facility had been in an amortization period, requiring that all principal and interest payments received on investments held by HMS Funding be paid to lenders to retire the outstanding balance under the Deutsche Bank Credit Facility, since April 2020.

As of March 31, 2021, the interest rate on the JPM SPV Facility, excluding amortization of deferred financing costs, was 3.10%. As of March 31, 2021, the Company was not aware of any instances of noncompliance with covenants related to the JPM SPV Facility.

3.         Deutsche Bank Credit Facility

On May 18, 2015, HMS Funding entered into an amended and restated credit agreement (as amended, the “Deutsche Bank Credit Facility”) among HMS Funding, as borrower, the Company, as equity holder and as servicer, Deutsche Bank AG, New York Branch (“Deutsche Bank”), as administrative agent, the financial institutions party thereto as lenders (together with Deutsche Bank, the “HMS Funding Lenders”), and U.S. Bank National Association, as collateral agent and collateral custodian. On April 24, 2020, the Deutsche Bank Credit Facility was amended to, among other things, terminate the revolver commitments effective on April 24, 2020 and begin the amortization period, through November 20, 2022, the maturity date. For the three months ended March 31, 2021 and 2020, the average cost of borrowings on the Deutsche Bank Credit Facility, excluding amortization of deferred financing costs, was approximately 2.93% and 3.99% per annum, respectively.

On February 3, 2021, the total amount outstanding on the facility under the Deutsche Bank Credit Facility was fully repaid. As a result, the Company recorded a loss on the extinguishment of debt in the amount of $2.1 million, which represented the write-off of the unamortized deferred financing fees related to the Deutsche Bank Credit Facility.

4.         Main Street Term Loan

On January 27, 2021, the Company entered into a term loan agreement (the “Main Street Term Loan”) with Main Street. As of March 31, 2021, the Main Street Term Loan was fully drawn at $40.0 million, bearing interest at a fixed rate of 5.00% per annum and maturing on January 27, 2026. The Company paid a 1.0% upfront fee to Main Street on the closing date. Borrowings under the Main Street Term Loan are expressly subordinated and junior in right of payment to all secured indebtedness of the Company and may be prepaid any time after January 27, 2023. As of March 31, 2021, the Company was not aware of any instances of noncompliance with covenants related to the Main Street Term Loan.

NOTE F—FINANCIAL HIGHLIGHTS

	Three Months Ended March 31,
Per Share Data:	2021	2020
NAV at the beginning of the period	$7.28	$7.77
Net investment income(1)	0.15	0.16
Net realized loss(1)(2)	(0.05)	(0.04)
Net unrealized appreciation (depreciation)	0.07	(1.21)
Net increase (decrease) in net assets resulting from operations(1)	0.17	(1.09)
Dividends paid (1)(3)	(0.10)	(0.17)
Other(4)	(0.01)	(0.01)
NAV at the end of the period	$7.34	$6.50
Shares of common stock outstanding at end of period	79,608,304	78,423,129
Weighted average shares of common stock outstanding	79,608,304	78,607,063

(1)	Based on weighted-average number of common shares outstanding for the period.
(2)	Net realized gains or losses, net unrealized appreciation or depreciation, and income taxes can fluctuate significantly from period to period.
(3)	Dividends paid represent the stockholder distributions declared during the period.
(4)	Includes the impact of the different share amounts as a result of calculating per share data based on the weighted-average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.

	Three Months Ended March 31,
	2021	2020

	(dollars in thousands)

NAV at end of period	$584,320	$509,564
Average NAV	$581,972	$559,435
Average outstanding debt	$249,947	$424,000
Ratios to average net assets:
Ratio of operating expenses to average NAV(1)(2)	1.44%	2.06%
Ratio of operating expenses excluding interest expense to NAV(1)(2)	0.89%	1.13%
Ratio of net investment income to average NAV(2)	2.05%	2.23%
Portfolio turnover ratio(2)	7.25%	9.04%
Total return based on change in NAV(2)(3)	2.20%	(14.16)%

(1)	Total expenses are the sum of operating expenses and net income tax provision/benefit. Net income tax provision/benefit includes the accrual of net deferred tax provision/benefit relating to the net unrealized appreciation/depreciation on portfolio investments held in Taxable Subsidiaries and due to the change in the loss carryforwards, which are non-cash in nature and may vary significantly from period to period. The Company is required to include net deferred tax provision/benefit in calculating its total expenses even though these net deferred taxes are not currently payable/receivable.
(2)	Not annualized.
(3)	Total return is based on change in net asset value was calculated using the sum of ending net asset value plus dividends to stockholders and other non-operating changes during the period, as divided by the beginning net asset value. Non-operating changes include any items that affect net asset value other than the net increase in net assets resulting from operations, such as the effects of stock offerings, shares issued under the dividend reinvestment plan and other miscellaneous items.

NOTE G—DIVIDENDS, DISTRIBUTIONS AND TAXABLE INCOME

The Company’s dividends, if any, will be determined by its Board of Directors on a quarterly basis. During 2021, the Company declared dividends of $8.0 million, or $0.10 per share, during the three months ended March 31, 2021, compared to dividends declared during the three months ended March 31, 2020, totaling approximately $13.7 million, or $0.17 per share.

The Company has elected to be treated for U.S. federal income tax purposes as a RIC. The Company’s taxable income includes the taxable income generated by the Company and certain of its subsidiaries which are treated as disregarded entities for tax purposes. As a RIC, the Company generally will not pay corporate-level U.S. federal income taxes on any net ordinary taxable income or capital gains that the Company distributes to its stockholders. The Company must generally distribute at least 90% of its “investment company taxable income” (which is generally its net ordinary taxable income and realized net short-term capital gains in excess of realized net long-term capital losses) and 90% of its tax-exempt income to maintain its RIC status (pass-through tax treatment for amounts distributed). As part of maintaining RIC status, undistributed taxable income (subject to a 4% non-deductible U.S. federal excise tax) pertaining to a given fiscal year may be distributed up to 12 months subsequent to the end of that fiscal year, provided such dividends are declared on or prior to the later of (i) filing of the U.S. federal income tax return for the applicable fiscal year or (ii) the fifteenth day of the ninth month following the close of the year in which such taxable income was generated.

The determination of the tax attributes for The Company’s distributions is made annually, based upon its taxable income for the full year and distributions paid for the full year. Therefore, a determination made on an interim basis may not be representative of the actual tax attributes of distributions for a full year. Ordinary dividend distributions from a RIC do not qualify for the 20% maximum tax rate (plus a 3.8% Medicare surtax, if applicable) on dividend income from domestic corporations and qualified foreign corporations, except to the extent that the RIC received the income in the form of qualifying dividends from domestic corporations and qualified foreign corporations. The tax attributes for distributions will generally include both ordinary income and qualified dividends, but may also include either one or both of capital gains and return of capital.

Listed below is a reconciliation of “Net increase (decrease) in net assets resulting from operations” to taxable income and to total distributions declared to common stockholders for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
	2021	2020

	(estimated, dollars in thousands)

Net increase (decrease) in net assets resulting from operations	$12,657	$(85,816)
Net change in unrealized (appreciation) depreciation	(5,193)	94,909
Income tax provision	396	76
Pre-tax book (income) loss not consolidated for tax purposes	(2,485)	2,176
Book income (loss) and tax income differences, including debt origination, structuring fees, dividends, realized gains and changes in estimates	936	509
Estimated taxable income	6,311	11,854
Taxable income earned in prior year and carried forward for distribution in current year	29,173	17,198
Taxable income earned prior to period end and carried forward for distribution next period	(35,484)	(19,991)
Dividend accrued as of period end and paid-in the following period	7,961	4,669
Taxable income earned to be carried forward	(27,523)	(15,322)
Total distributions accrued or paid to common stockholders	$7,961	$13,730

(1)	The Company’s taxable income for each period is an estimate and will not be finally determined until the Company files its tax return for each year. Therefore, the final taxable income, and the taxable income earned in each period and carried forward for distribution in the following period, may be different than this estimate.

The Taxable Subsidiaries primarily hold certain portfolio investments for MSC Income Fund. The Taxable Subsidiaries permit MSC Income Fund to hold equity investments in portfolio companies which are “pass-through” entities for tax purposes and to continue to comply with the “source-of-income” requirements contained in the RIC tax provisions of the Code. The Taxable Subsidiaries are consolidated with MSC Income Fund for U.S. GAAP financial reporting purposes, and the portfolio investments held by the Taxable Subsidiaries are included in the Company’s consolidated financial statements as portfolio investments and recorded at fair value. The Taxable Subsidiaries are not consolidated with the Company for income tax purposes and may generate income tax expense, or benefit, and tax assets and liabilities, as a result of their ownership of certain portfolio investments. The taxable income, or loss, of the Taxable Subsidiaries may differ from their book income, or loss, due to temporary book and tax timing differences and permanent differences. The Taxable Subsidiaries are each taxed at their normal corporate tax rates based on their taxable income. The income tax expense, or benefit, if any, and the related tax assets and liabilities, of the Taxable Subsidiaries are reflected in The Company’s consolidated financial statements.

The income tax expense (benefit) for the Company is generally composed of (i) deferred tax expense (benefit), which is primarily the result of the net activity relating to the portfolio investments held in the Taxable Subsidiaries, including changes in loss carryforwards, changes in net unrealized appreciation or depreciation and other temporary book tax differences, and (ii) current tax expense, which is primarily the result of current U.S. federal income and state taxes and excise taxes on the Company’s estimated undistributed taxable income. The income tax expense, or benefit, and the related tax asset and liabilities generated by the Taxable Subsidiaries, if any, are reflected in The Company’s consolidated statement of operations. The Company’s provision for income taxes was comprised of the following for the three months ended March 31, 2021 and 2020 (amounts in thousands):

	Three Months Ended March 31,
	2021	2020
Current tax expense (benefit):
Federal	$—	$—
State	87	76
Excise	309	—
Total current tax expense (benefit)	396	76
Deferred tax expense (benefit):
Federal	—	—
State	—	—
Total deferred tax expense (benefit)	—	—

Total income tax provision (benefit)	$396	$76

The net deferred tax liability at March 31, 2021 and December 31, 2020 was $0. Deferred tax asset and liability balances primarily related to net unrealized appreciation or depreciation, loss carryforwards, and other temporary book-tax differences relating to portfolio investments held by the Taxable Subsidiaries. The Company recorded valuation allowance to reduce the carrying value of deferred tax assets to the amount that more likely than not can be realized. At March 31, 2021, for U.S. federal income tax purposes, the Taxable Subsidiaries had net operating loss carryforwards from prior years which, if unused, will expire in various taxable years from 2034 through 2037. Any net operating losses generated in 2018 and future periods are not subject to expiration and will carryforward indefinitely until utilized. The net capital loss carryforwards of the Company will expire in taxable years 2021 through 2025. The timing and manner in which the Company will utilize any loss carryforwards in such taxable years, or in total, may be limited in the future under the provisions of the Code. Additionally, the Taxable Subsidiaries have interest expense limitation carryforwards which have an indefinite carryforward period.

NOTE H—SHARE REPURCHASE PROGRAM

Prior to March 31, 2020, the Company historically conducted quarterly tender offers pursuant to its share repurchase program. On March 31, 2020, the Company’s Board of Directors unanimously approved a temporary suspension of the Company’s share repurchase program commencing with the second quarter of 2020. The Board of Directors determined that it was in the best interest of the Company to suspend the share repurchase program in order to preserve financial flexibility and liquidity given the potential prolonged impact of COVID-19. From April 2020 through March 2021, the Share Repurchase Plan remained suspended due to the impacts of the COVID-19 pandemic. On March 8, 2021, the Company announced that its Board of Directors approved the reinstatement of the share repurchase program following the payment of the dividend declared by the Board of Directors for payment on April 1, 2021.

Under the terms of the reinstated plan, the Company will offer to purchase shares at the estimated NAV per share, as determined within 48 hours prior to the repurchase date. The amount of shares of the Company’s common stock to be repurchased during any calendar quarter may be equal to the lesser of (i) the number of shares of common stock the Company could repurchase with the proceeds it received from the issuance of common stock under the Company’s dividend reinvestment plan or (ii) 2.5% of the weighted average number of shares of common stock outstanding in the prior four calendar quarters. Upon resuming making offers to repurchase shares pursuant to the share repurchase program, the Company is initially limiting repurchase offers to the number of shares of common stock it can repurchase with 90% of the cash retained as a result of issuances of common stock under the Company’s dividend reinvestment plan.

At the discretion of the Company’s Board of Directors, the Company may also use cash on hand, cash available from borrowings and cash from the sale of investments as of the end of the applicable period to repurchase shares. The Company’s Board of Directors may amend, suspend or terminate the share repurchase program upon 30 days’ notice. Since inception of its share repurchase program, the Company funded the repurchase of $103.0 million in shares. For the three months ended March 31, 2021 the Company did not repurchase any shares of its common stock. For the three months ended March 31, 2020 the Company funded $6.1 million for shares of its common stock tendered for repurchase under the plan approved by the Board of Directors.

NOTE I—COMMITMENTS AND CONTINGENCIES

At March 31, 2021, the Company had the following outstanding commitments (in thousands):

Investments with equity capital commitments that have not yet funded:	Amount

Brightwood Capital Fund III, LP	$1,000
Freeport First Lien Loan Fund III LP	3,113
HPEP 3, L.P.	1,555

Total equity commitments	$5,668

Investments with commitments to fund revolving loans that have not been fully drawn or term loans with additional commitments not yet funded:

Adams Publishing Group, LLC	$5,000
NinjaTrader, LLC	3,078
Mako Steel LP	2,637
MB2 Dental Solutions, LLC	2,569
SI East, LLC	2,500
Lynx FBO Operating LLC	1,875
Hunter Defense Technologies, Inc.	1,770
Arcus Hunting, LLC	1,446
Invincible Boat Company, LLC	1,080
Classic H&G AcquireCo, LLC	1,000
DTE Enterprises, LLC	750
GRT Rubber Technologies LLC	660
Eastern Wholesale Fence LLC	565
Hawk Ridge Systems, LLC	500
Clickbooth.Com, LLC	457
Chamberlin Holdco, LLC	400
Cody Pools Holdings, LLC	400
Direct Marketing Solutions, Inc.	400
Trantech Radiator Topco LLC	400
Gamber-Johnson, LLC	300
Tedder Acquisition, LLC	300
Dynamic Communities, LLC	250
American Nuts, LLC	247
Mystic Logistics Holdings, LLC	200
Klein Hersh, LLC	179

Total loan commitments	$28,963

Total commitments	$34,631

The Company will fund its unfunded commitments from the same sources it uses to fund its investment commitments that are funded at the time they are made (which are typically through existing cash and cash equivalents and borrowings under the Credit Facilities). The Company follows a process to manage its liquidity and ensure that it has available capital to fund its unfunded commitments as necessary. The Company had no unrealized depreciation on the outstanding unfunded commitments as of March 31, 2021.

NOTE J - RELATED PARTY TRANSACTIONS

1.          Advisory Agreements and Conditional Fee and Expense Reimbursement Waivers

Prior to October 30, 2020, the business of the Company was managed by HMS Adviser (an affiliate of Hines), pursuant to Original Investment Advisory Agreement. On October 30, 2020, the Company entered into the Investment Advisory Agreement with MSC Adviser, which includes similar terms to those contained in Original Investment

Advisory Agreement with HMS Adviser. The agreements state that the respective adviser will oversee the management of the Company’s activities and is responsible for making investment decisions with respect to, and providing day-to-day management and administration of, the Company’s investment portfolio. Prior to October 30, 2020, the Company and HMS Adviser had engaged MSC Adviser pursuant to a sub-advisory agreement to identify, evaluate, negotiate and structure the Company’s prospective investments, make investment and portfolio management recommendations for approval by HMS Adviser, monitor the Company’s investment portfolio and provide certain ongoing administrative services to HMS Adviser in exchange for which HMS Adviser agreed to pay MSC Adviser 50.0% of the base management fee and incentive fees described below as compensation for its services.

Pursuant to the Original Investment Advisory Agreement, the Company paid HMS Adviser a base management fee and incentive fees as compensation for the services described above. The base management fee was calculated at an annual rate of 2.0% of the Company’s average gross assets. The term “gross assets” means total assets of the Company as disclosed on the Company’s balance sheet. “Average gross assets” are calculated based on the Company’s gross assets at the end of the two most recently completed calendar quarters. The base management fee was payable quarterly in arrears. Under the Investment Advisory Agreement, the Company pays a 1.75% base management fee to MSC Adviser on substantially the same terms as the Original Investment Advisory Agreement. The base management fee is expensed as incurred.

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

For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses for the quarter (including the management fee, expenses payable under any proposed administration agreement and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount debt instruments and PIK interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. For purposes of this fee, adjusted capital means cumulative gross proceeds generated from sales of the Company’s common stock (including proceeds from the Company’s dividend reinvestment plan) reduced for non-liquidating distributions, other than distributions of profits, paid to the Company’s stockholders and amounts paid for share repurchases pursuant to the Company’s share repurchase program. The subordinated incentive fee on income is expensed in the quarter in which it is incurred.

The calculation of the subordinated incentive fee on income for each quarter is as follows:

•

No subordinated incentive fee on income shall be payable to MSC Adviser in any calendar quarter in which the Company’s pre-incentive fee net investment income does not exceed the hurdle rate of 1.875% (or 7.5% annualized) on adjusted capital;

•

100% of the Company’s pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than or equal to 2.34375% in any calendar quarter (9.375% annualized) shall be payable to MSC Adviser. This portion of the subordinated incentive fee on income is referred to as the “catch up” and is intended to provide MSC Adviser with an incentive fee of 20.0% on all of the Company’s pre-incentive fee net investment income as if the hurdle rate did not apply when the pre-incentive fee net investment income exceeds 2.34375% (9.375% annualized) in any calendar quarter; and

•	For any quarter in which the Company’s pre-incentive fee net investment income exceeds 2.34375% (9.375% annualized), the subordinated incentive fee on income shall equal 20.0% of the amount of the

Company’s pre-incentive fee net investment income, as the hurdle rate and catch-up will have been achieved.

The second part of the incentive fee, referred to as the incentive fee on capital gains, is an incentive fee on realized capital gains earned from the portfolio of the Company and is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement). This fee equals 20.0% of the Company’s incentive fee capital gains, which equals the Company’s realized capital gains on a cumulative basis from inception, calculated as of the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. At the end of each reporting period, the Company estimates the incentive fee on capital gains and accrues the fee based on a hypothetical liquidation of its portfolio. Therefore, the accrual includes both net realized gains and net unrealized gains (the net unrealized difference between the fair value and the par value of its portfolio), if any. The incentive fee accrued pertaining to the unrealized gain is neither earned nor payable to MSC Adviser until such time it is realized.

For the three months ended March 31, 2021 and 2020, the Company incurred base management fees of approximately $3.9 million and $5.0 million, respectively. For the three months ended March 31, 2021 and 2020, the Company did not incur subordinated incentive fees on income or any capital gains incentive fees.

Pursuant to the Original Investment Advisory Agreement and Sub-Advisory Agreement, the Company is required to pay or reimburse the Advisers for administrative services expenses, which include all costs and expenses related to the Company’s day-to-day administration and management not related to advisory services, whether such administrative services to the extent performed by the Advisers or their affiliates, were performed by a third party service provider or affiliates of the Advisers (“Internal Administrative Services”). The Advisers do not earn any profit under their provision of administrative services to the Company. For the three months ended March 31, 2021, and 2020, the Company incurred, and the Advisers waived the reimbursements of, Internal Administrative Services expenses of approximately $1.1 million, and $0.8 million, respectively. The Company and the Advisers entered into an expense support and conditional reimbursement agreement, as amended from time to time, which extended the period for waiver of reimbursement of Internal Administrative Services expenses accrued pursuant to the Original Investment Advisory Agreement and the Sub-Advisory Agreement through October 29, 2020. MSC Adviser also agreed to waive reimbursement of Internal Administrative Expenses from October 30, 2020 through March 31, 2021. Since inception, the Advisers waived the reimbursement of total Internal Administrative Services expenses of $20.8 million. Waived Internal Administrative Services expenses are permanently waived and are not subject to future reimbursement.

2.          Offering Costs

In accordance with the Original Investment Advisory Agreement and the Sub-Advisory Agreement, the Company reimbursed the Advisers for any offering costs that are paid on the Company’s behalf, which consisted of, among other costs, actual legal, accounting, bona fide out-of-pocket itemized and detailed due diligence costs, printing, filing fees, transfer agent costs, postage, escrow fees, advertising and sales literature and other costs incurred in connection with an offering of the Company including the Company’s dividend reinvestment plan. The Advisers were responsible for the payment of offering costs to the extent they exceeded 1.5% of the aggregate gross stock offering proceeds. Pursuant to the Transaction, HMS Adviser agreed to permanently waive reimbursement of organizational and offering expenses except for $676,603 which remained payable to HMS Adviser. No outstanding amount was payable to MSC Adviser. As of March 31, 2021, $676,603 of the Company’s reimbursement obligation for organizational and offering expenses remained outstanding.

As of March 31, 2021, the Company has reimbursed HMS Advisers approximately $12.8 million since inception for offering costs.

3.          Main Street Term Loan

On January 27, 2021, the Company entered into the Main Street Term Loan with Main Street. As of March 31, 2021, the Main Street Term Loan was fully drawn at $40.0 million, bearing interest at a fixed rate of 5.00% per annum and maturing on January 27, 2026. The Company paid a 1.0% upfront fee to Main Street on the closing date. Borrowings under the Main Street Term Loan are expressly subordinated and junior in right of payment to all secured indebtedness of the Company and may be prepaid any time after January 27, 2023. See Note E – Debt for further discussion.

NOTE K—SUBSEQUENT EVENTS

On April 10, 2021, the Company filed a tender offer statement on Schedule TO (the “Offer”) with the SEC, to commence an offer by the Company to purchase a number of shares of the Company’s common stock equal 90% of the amount of the DRIP proceeds resulting from shares issued in lieu of cash distributions from the April 1, 2021 dividend payment, approximately $2,846,049. The Offer will expire on May 17, 2021 and shares validly tendered and not withdrawn will be purchased at a price equal to the Company’s net asset value per share as of May 31, 2021.

On May 11, 2021, the Company’s Board of Directors declared a quarterly cash dividend of $0.125 per share payable August 2, 2021 to stockholders as of June 30, 2021.

Schedule 12-14

MSC Income Fund, Inc.

Consolidated Schedule of Investments In and Advances to Affiliates

March 31, 2021

(dollars in thousands)

(unaudited)

					Amount of
					Interest,
					Fees or
			Amount of	Amount of	Dividends	December 31,			March 31,
			Realized	Unrealized	Credited to	2020	Gross	Gross	2021
Company	Investment(1)(10)(11)	Geography	Gain/(Loss)	Gain/(Loss)	Income(2)	Fair Value	Additions(3)	Reductions(4)	Fair Value

GRT Rubber Technologies LLC	(L+7.00%) Secured Debt	(8)	-	(1)	152	8,262	3,465	-	8,262
	Member Units	(8)	-	-	448	22,120	-	3,465	22,120
Harris Preston Fund Investments	LP Interests (2717 MH, L.P.)	(8)	-	(65)	-	2,702	47	65	2,684
Copper Trail Energy Fund I, LP - CTMH	LP Interests (CTMH, LP)	(9)	-	-	-	727	-	37	710
Other Amounts related to investments transferred to or from other 1940 Act classification during the period			-	-	-	-	-	-	-
Total Control Investments			$-	$(66)	$600	$33,811	$3,512	$3,567	$33,776
Affiliate Investments
AFG Capital Group, LLC	Preferred Member Units	(8)	$-	$130	$-	$1,450	$130	$-	$1,580
	10.00% Secured Debt	(8)	-	-	3	123	-	22	101
ASK (Analytical Systems Keco Holdings, LLC)	Preferred Member Units	(8)	-	(120)	-	800	-	120	680
	(L+10.00%, Floor 2.00%) Secured Debt	(8)	-	-	79	1,180	39	-	1,219
	Warrants	(8)	-	-	-	-	-	-	-
	Member Units	(5)	-	-	-	528	-	-	528
Brewer Crane Holdings, LLC	Preferred Member Units	(9)	-	(90)	8	1,460	-	90	1,370
	(L+10.00%, Floor 1.00%) Secured Debt	(9)	-	-	63	2,119	2	31	2,090
Centre Technologies Holdings, LLC	(L+10.00%, Floor 2.00%) Secured Debt	(8)	-	-	92	2,868	3	38	2,833
	Preferred Member Units	(8)	-	-	-	1,540	-	-	1,540
Chamberlin Holding LLC	(L+8.00%, Floor 1.00%) Secured Debt	(8)	-	(6)	102	3,803	6	6	3,803
	Member Units	(8)	-	50	290	7,020	50	-	7,070
	Member Units	(8)	-	15	4	317	15	-	332
Charps, LLC	Preferred Member Units	(5)	-	200	261	2,630	200	-	2,830
	0.15 Secured Debt	(5)	-	-	9	167	-	167	-
Clad-Rex Steel, LLC	(L+9.50%, Floor 1.00%) Secured Debt	(5)	-	-	76	2,706	4	-	2,710
	Member Units	(5)	-	(1)	68	2,153	-	1	2,152
	Member Units	(5)	-	-	-	132	-	-	132
	10.00% Secured Debt	(5)	-	-	7	275	-	2	273
Cody Pools, Inc.	(L+10.50%, Floor 1.75%) Secured Debt	(8)	-	(4)	119	3,554	4	54	3,504
	Preferred Member Units	(8)	-	980	-	3,740	980	-	4,720
Colonial Electric Company LLC	12.00% Secured Debt	(6)	-	-	-	-	6,143	-	6,143
	Preferred Member Units	(6)	-	-	-	-	1,920	-	1,920
Copper Trail Energy Fund I, LP	LP Interests (Copper Trail Energy Fund I, LP)	(9)	-	61	98	1,782	61	-	1,843
Datacom, LLC	8.00% Secured Debt	(8)	-	-	-	-	-	-	-
	Preferred Member Units	(8)	-	-	-	-	290	-	290
	10.50% PIK Secured Debt	(8)	-	-	-	-	-	-	-
	Preferred Member Units	(8)	-	-	-	-	-	-	-
	Preferred Member Units	(8)	-	-	-	-	-	-	-
	5.00% Secured Debt	(8)	-	-	4	-	904	3	901
Digital Products Holdings LLC	(L+10.00%, Floor 1.00%) Secured Debt	(5)	-	-	133	4,493	6	83	4,416
	Preferred Member Units	(5)	-	-	13	2,459	-	-	2,459
Direct Marketing Solutions, Inc.	Preferred Stock	(9)	-	(380)	-	4,840	-	380	4,460
	(L+11.00%, Floor 1.00%) Secured Debt	(9)	-	-	122	3,717	10	4	3,723
Freeport Financial Funds	LP Interests (Freeport First Lien Loan Fund III LP)	(5)	-	-	274	10,321	1,398	-	8,923
Gamber-Johnson Holdings, LLC	(L+7.00%, Floor 2.00%) Secured Debt	(5)	-	(12)	127	4,960	798	598	5,160
	Member Units	(5)	-	(22)	119	13,120	712	22	13,810
GFG Group, LLC.	Preferred Member Units	(5)	-	-	-	-	1,225	-	1,225
	12.00% Secured Debt	(5)	-	-	-	-	3,818	-	3,818
Gulf Publishing Holdings, LLC	(5.25% Cash, 5.25% PIK) (L+9.50%, Floor 1.00%) Secured Debt	(8)	-	-	2	63	1	-	64
	(6.25% Cash, 6.25% PIK) Secured Debt	(8)	-	5	125	2,988	60	-	3,048
Hawk Ridge Systems, LLC	10.00% Secured Debt	(9)	-	-	7	-	-	-	-
	10.00% Secured Debt	(9)	-	(4)	98	3,350	4	4	3,350
	Preferred Member Units	(9)	-	321	77	2,008	322	-	2,330
	Preferred Member Units	(9)	-	15	-	105	15	-	120
HPEP 3, L.P.	LP Interests (HPEP 3, L.P.)	(8)	-	-	-	3,258	374	-	3,632
J&J Services, Inc.	11.50% Secured Debt	(7)	-	(2)	102	3,200	2	2	3,200
	Preferred Stock	(7)	-	-	-	3,170	-	-	3,170

Kickhaefer Manufacturing Company, LLC	Member Units	(5)	-	-	4	3,060	-	-	3,060
	11.50% Secured Debt	(5)	-	-	178	5,500	5,375	5,367	5,508
	9.00% Secured Debt	(5)	-	-	21	978	-	2	976
	Member Units	(5)	-	-	-	290	-	-	290
	PIK Secured Debt	(9)	-	(74)	-	3,391	-	74	3,317
MH Corbin Holding LLC	(10.00% Cash, 3.00% PIK) Secured Debt	(5)	-	-	74	2,070	2	20	2,052
	Preferred Member Units	(5)	-	(290)	-	590	-	290	300
Mystic Logistics Holdings, LLC	12.00% Secured Debt	(6)	-	-	52	1,682	248	248	1,682
	Common Stock	(6)	-	(428)	51	2,248	-	428	1,820
NexRev LLC	Preferred Member Units	(8)	-	450	5	370	450	-	820
	11.00% Secured Debt	(8)	-	46	125	4,177	248	252	4,173
NuStep, LLC	Preferred Member Units	(5)	-	150	-	2,700	150	-	2,850
	12.00% Secured Debt	(5)	-	-	153	4,288	5	-	4,293
SI East, LLC (Stavig)	9.50% Secured Debt	(7)	-	(19)	288	10,987	20	1,269	9,738
Tedder Industries, LLC	12.00% Secured Debt	(9)	-	-	138	4,025	13	400	3,638
	Preferred Member Units	(9)	-	-	-	2,034	-	-	2,034
	12.00% Secured Debt	(9)	-	-	1	-	-	-	-
Trantech Radiator Topco, LLC	Common Stock	(7)	-	(90)	7	1,510	-	90	1,420
	12.00% Secured Debt	(7)	-	(8)	71	2,131	3	8	2,126
	Preferred Member Units	(7)	-	130	-	3,260	130	-	3,390
Other Amounts related to investments transferred to or from other 1940 Act classification during the period			-	-	-	-	-	-	-
Total Affiliate investments			$-	$1,003	$3,650	$157,690	$26,140	$10,075	$170,959

(1)	The principal amount, the ownership detail for equity investments and if the investment is income producing is included in the consolidated schedule of investments.
(2)	Represents the total amount of interest, fees and dividends credited to income for the portion of the period for which an investment was included in Control or Affiliate categories, respectively. For investments transferred between Control and Affiliate categories during the period, any income or investment balances related to the time period it was in the category other than the one shown at period end is included in “Amounts related to investments transferred to or from other 1940 Act classifications during the period.”
(3)	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, follow-on investments and accrued PIK interest, and the exchange of one or more existing securities for one or more new securities. Gross additions also include net increases in unrealized appreciation or net decreases in net unrealized depreciation as well as the movement of an existing portfolio company into this category and out of a different category.
(4)	Gross reductions include decreases in the cost basis of investments resulting from principal repayments or sales and the exchange of one or more existing securities for one or more new securities. Gross reductions also include net increases in net unrealized depreciation or net decreases in unrealized appreciation as well as the movement of an existing portfolio company out of this category and into a different category.
(5)	Portfolio company located in the Midwest region as determined by location of the corporate headquarters. The fair value as of March 31, 2021 for affiliate investments located in this region was $67,766. This represented 11.6% of net assets as of March 31, 2021.
(6)	Portfolio company located in the Northeast region as determined by location of the corporate headquarters. The fair value as of March 31, 2021 for affiliate investments located in this region was $11,565. This represented 2.0% of net assets as of March 31, 2021.
(7)	Portfolio company located in the Southeast region as determined by location of the corporate headquarters. The fair value as of March 31, 2021 for affiliate investments located in this region was $23,043. This represented 3.9% of net assets as of March 31, 2021.
(8)	Portfolio company located in the Southwest region as determined by location of the corporate headquarters. The fair value as of March 31, 2021 for control investments located in this region was $33,066. This represented 5.7% of net assets as of March 31, 2021. The fair value as of March 31, 2021 for affiliate investments located in this region was $40,310. This represented 6.9% of net assets as of March 31, 2021.

(9)	Portfolio company located in the West region as determined by location of the corporate headquarters. The fair value as of March 31, 2021 for control investments located in this region was $710. This represented 0.1% of net assets as of March 31, 2021. The fair value as of March 31, 2021 for affiliate investments located in this region was $28,274. This represented 4.8% of net assets as of March 31, 2021.
(10)	All of the Company’s portfolio investments are generally subject to restrictions on resale as “restricted securities,” unless otherwise noted.
(11)	This schedule should be read in conjunction with the consolidated schedule of investments and notes to the consolidated financial statements. Supplemental information can be located within the schedule of investments including end of period interest rate, preferred dividend rate, maturity date, investments not paid currently in cash and investments whose value was determined using significant unobservable inputs.

Schedule 12-14

MSC Income Fund, Inc.

Consolidated Schedule of Investments in and Advances to Affiliates

March 31, 2020

(dollars in thousands)

(unaudited)

					Amount of
					Interest,
					Fees or
			Amount of	Amount of	Dividends	December 31,						March 31,
			Realized	Unrealized	Credited to	2019		Gross		Gross		2020
Company	Investment(1)(10)(11)	Geography	Gain/(Loss)	Gain/(Loss)	Income(2)	Fair Value		Additions(3)		Reductions(4)		Fair Value

GRT Rubber Technologies LLC	LIBOR Plus 7.00%	(8)	$-	$(2)	$180		$7,396		$868		$2		$8,262
	Member Units	(8)	-	(996)	331	-	23,372	-	-	-	997	-	22,375
Copper Trail Fund Investments	LP Interests (CTMH, LP)	(9)	-	-	80	-	872	-	-	-	-	-	872
Harris Preston Fund Investments	LP Interests (2717 MH, L.P.)	(8)	-	-	-	-	3,156	-	-	-	-	-	3,156
Other				-
Amounts related to investments transferred to or from other 1940 Act classification during the period			-	-	-		-		-		-		-
Total Control investments			$-	$(998)	$591		$34,796		$868		$999		$34,665
Affiliate Investments
AFG Capital Group, LLC	10.00% Secured Debt	(8)	$-	$-	$5		$209		$-		$21		$188
	Preferred Member Units	(8)	-	(30)	-	-	1,295	-	-	-	30	-	1,265
Analytical Systems Keco, LLC	LIBOR Plus 10.00% (Floor 2.00%)	(8)	-	-	44	-	1,266	-	2	-	17	-	1,251
	Preferred Member Units	(8)	-	215	-	-	800	-	215	-	-	-	1,015
	Warrants	(8)	-	56	-	-	79	-	56	-	-	-	135
Brewer Crane Holdings, LLC	LIBOR Plus 10.00% (Floor 1.00%)	(9)	-	-	68	-	2,233	-	2	-	31	-	2,204
	Preferred Member Units	(9)	-	-	5	-	1,070	-	-	-	-	-	1,070
Centre Technologies Holdings, LLC	LIBOR Plus 10.00% (Floor 2.00%)	(8)	-	-	94	-	3,008	-	3	-	39	-	2,972
	Preferred Member Units	(8)	-	-	7	-	1,460	-	-	-	-	-	1,460
Chamberlin Holding LLC	LIBOR Plus 10.00% (Floor 1.00%)	(8)	-	(5)	139	-	4,443	-	5	-	5	-	4,443
	Member Units	(8)	-	28	46	-	6,009	-	28	-	-	-	6,037
	Member Units	(8)	-	(133)	4	-	363	-	-	-	133	-	230
Charps, LLC	15.00% Secured Debt	(5)	-	-	19	-	500	-	-	-	-	-	500
	Preferred Member Units	(5)	-	160	6	-	1,730	-	160	-	-	-	1,890
Clad-Rex Steel, LLC	LIBOR Plus 9.50% (Floor 1.00%)	(5)	-	21	77	-	2,696	-	24	-	-	-	2,720
	Member Units	(5)	-	(255)	18	-	2,408	-	-	-	255	-	2,153
	10% Secured Debt	(5)	-	-	7	-	282	-	-	-	2	-	280
	Member Units	(5)	-	-	-	-	115	-	-	-	-	-	115
Cody Pools, Inc.	LIBOR Plus 10.50% (Floor 1.75%)	(8)	-	4	37	-	-	-	4,005	-	84	-	3,921
	Preferred Member Units	(8)	-	-	-	-	-	-	2,079	-	-	-	2,079
Copper Trail Fund Investments	LP Interests (Copper Trail Energy Fund I, LP)	(9)	-	(29)	8	-	1,643	-	-	-	184	-	1,459
Direct Marketing Solutions, Inc.	LIBOR Plus 11.00% (Floor 1.00%)	(9)	-	(6)	132	-	3,929	-	6	-	65	-	3,870
	Preferred Stock	(9)	-	(36)	-	-	5,051	-	-	-	36	-	5,015
Digital Products Holdings LLC	LIBOR Plus 10.00% (Floor 1.00%)	(5)	-	(82)	149	-	4,611	-	5	-	165	-	4,451
	Preferred Member Units	(5)	-	(700)	13	-	1,294	-	-	-	700	-	594
	LP Interests (Freeport First Lien Loan Fund III LP)	(5)	-	(1,054)	255	-	9,696	-	989	-	1,054	-	9,631
Gamber-Johnson Holdings, LLC	LIBOR Plus 6.50% (Floor 2.00%)	(5)	-	(6)	105	-	4,755	-	6	-	201	-	4,560
	Member Units	(5)	-	(41)	514	-	13,352	-	-	-	41	-	13,311
Guerdon Modular Holdings, Inc.	16.00% Secured Debt	(9)	(2,792)	3,117	30	-	-	-	3,147	-	3,147	-	-
	LIBOR Plus 8.50% (Floor 1.00%)	(9)	(252)	252	-	-	-	-	253	-	253	-	-
	Preferred Stock	(9)	-	-	-	-	-	-	-	-	-	-	-
	Common Stock	(9)	-	-	-	-	-	-	-	-	-	-	-
Gulf Publishing Holdings, LLC	LIBOR Plus 9.50% (Floor 1.00%)	(8)	-	-	2	-	70	-	-	-	10	-	60
	12.50% Secured Debt	(8)	-	(38)	103	-	3,124	-	4	-	38	-	3,090
	Member Units	(8)	-	(605)	-	-	605	-	-	-	605	-	-
Harris Preston Fund Investments	LP Interests (HPEP 3, L.P.)	(8)	-	-	-	-	2,474	-	345	-	-	-	2,819
Hawk Ridge Systems, LLC	LIBOR Plus 6.00% (Floor 1.00%)	(9)	-	-	-	-	148	-	1	-	-	-	149
	11.00% Secured Debt	(9)	-	(4)	100	-	3,350	-	4	-	4	-	3,350
	Preferred Member Units	(9)	-	(145)	-	-	1,975	-	-	-	145	-	1,830
	Preferred Member Units	(9)	-	(7)	-	-	105	-	-	-	7	-	98
J&J Services, Inc.	11.50% Secured Debt	(7)	-	-	132	-	4,315	-	4	-	-	-	4,319

	Preferred Stock	(7)	-	-	-	-	1,790	-	-	-	-	-	1,790
Kickhaefer Manufacturing Company, LLC	11.50% Secured Debt	(5)	-	(5)	191	-	6,146	-	151	-	105	-	6,192
	Member Units	(5)	-	-	32	-	290	-	-	-	-	-	290
	9.00% Secured Debt	(5)	-	-	-	-	977	-	8	-	2	-	983
	Member Units	(5)	-	(199)	5	-	3,060	-	-	-	199	-	2,861
Market Force Information, LLC	8% PIK Secured Debt	(9)	-	(94)	15	-	674	-	-	-	94	-	580
	12.00% PIK Secured Debt	(9)	-	(1,295)	182	-	5,625	-	94	-	1,295	-	4,424
	Member Units	(9)	-	(1,319)	-	-	1,319	-	-	-	1,319	-	-
MH Corbin Holding LLC	13.00% Secured Debt	(5)	-	(20)	75	-	2,213	-	12	-	40	-	2,185
	Preferred Member Units	(5)	-	(100)	-	-	1,192	-	-	-	100	-	1,092
	Preferred Member Units	(5)	-	(5)	-	-	5	-	-	-	5	-	-
Mystic Logistics Holdings, LLC	12.00% Secured Debt	(6)	-	(2)	55	-	1,561	-	251	-	76	-	1,736
	Common Stock	(6)	-	444	-	-	2,103	-	444	-	-	-	2,547
NexRev LLC	11.00% PIK Secured Debt	(8)	-	(392)	125	-	4,331	-	5	-	447	-	3,889
	Preferred Member Units	(8)	-	(1,577)	(24)	-	1,577	-	-	-	1,577	-	-
NuStep, LLC	12.00% Secured Debt	(5)	-	-	156	-	4,901	-	7	-	40	-	4,868
	Preferred Member Units	(5)	-	-	-	-	2,550	-	-	-	-	-	2,550
SI East, LLC	9.50% Current, Secured Debt	(7)	-	(8)	274	-	10,988	-	8	-	8	-	10,988
	Preferred Member Units	(7)	-	150	119	-	2,734	-	150	-	-	-	2,884
Tedder Industries, LLC	12.00% Secured Debt	(9)	-	-	130	-	4,066	-	5	-	-	-	4,071
	12.00% Secured Debt	(9)	-	-	5	-	158	-	-	-	-	-	158
	Preferred Member Units	(9)	-	-	-	-	2,034	-	-	-	-	-	2,034
Trantech Radiator Topco, LLC	12% Secured Debt	(7)	-	(1)	74	-	2,237	-	5	-	81	-	2,161
	Common Stock	(7)	-	491	7	-	1,164	-	491	-	-	-	1,655
Other				-
Amounts related to investments transferred to or from other 1940 Act classification during the period			-	-	-		-		-		-		-
Total Affiliate investments			$(3,044)	$(3,254)	$3,540		$154,158		$12,974		$12,660		$154,472

(1)	The principal amount, the ownership detail for equity investments and if the investment is income producing is included in the consolidated schedule of investments.
(2)	Represents the total amount of interest, fees and dividends credited to income for the portion of the period for which an investment was included in Control or Affiliate categories, respectively. For investments transferred between Control and Affiliate categories during the period, any income or investment balances related to the time period it was in the category other than the one shown at period end is included in “Amounts related to investments transferred to or from other 1940 Act classifications during the period.”
(3)	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, follow-on investments and accrued PIK interest, and the exchange of one or more existing securities for one or more new securities. Gross additions also include net increases in unrealized appreciation or net decreases in net unrealized depreciation as well as the movement of an existing portfolio company into this category and out of a different category.
(4)	Gross reductions include decreases in the cost basis of investments resulting from principal repayments or sales and the exchange of one or more existing securities for one or more new securities. Gross reductions also include net increases in net unrealized depreciation or net decreases in unrealized appreciation as well as the movement of an existing portfolio company out of this category and into a different category.
(5)	Portfolio company located in the Midwest region as determined by location of the corporate headquarters. The fair value as of March 31, 2020 for affiliate investments located in this region was $61,226. This represented 12.0% of net assets as of March 31, 2020.
(6)	Portfolio company located in the Northeast region as determined by location of the corporate headquarters. The fair value as of March 31, 2020 for affiliate investments located in this region was $4,283. This represented 0.8% of net assets as of March 31, 2020.
(7)	Portfolio company located in the Southeast region as determined by location of the corporate headquarters. The fair value as of March 31, 2020 for affiliate investments located in this region was $23,797. This represented 4.7% of net assets as of March 31, 2020.

(8)	Portfolio company located in the Southwest region as determined by location of the corporate headquarters. The fair value as of March 31, 2020 for control investments located in this region was $33,793. This represented 6.6% of net assets as of March 31, 2020. The fair value as of March 31, 2020 for affiliate investments located in this region was $34,854. This represented 6.8% of net assets as of March 31, 2020.
(9)	Portfolio company located in the West region as determined by location of the corporate headquarters. The fair value as of March 31, 2020 for control investments located in this region was $872. This represented 0.2% of net assets as of March 31, 2020. The fair value as of March 31, 2020 for affiliate investments located in this region was $30,312. This represented 5.9% of net assets as of March 31, 2020.
(10)	All of the Company’s portfolio investments are generally subject to restrictions on resale as “restricted securities,” unless otherwise noted.
(11)	This schedule should be read in conjunction with the consolidated schedule of investments and notes to the consolidated financial statements. Supplemental information can be located within the schedule of investments including end of period interest rate, preferred dividend rate, maturity date, investments not paid currently in cash and investments whose value was determined using significant unobservable inputs.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements regarding the plans and objectives of management for future operations and which relate to future events or our future performance or financial condition. Any such forward-looking statements may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and we cannot assure you that the projections included in these forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors, including, without limitation: changes in laws and regulations and adverse changes in the economy generally or in the industries in which our portfolio companies operate, including with respect to changes from the impact of the COVID-19 pandemic, and the resulting impacts on our and our portfolio companies’ business and operations, liquidity and access to capital; and such other factors referenced in Item 1A entitled “Risk Factors” below in Part 2 of this Quarterly Report on Form 10-Q, if any, and discussed in Item 1A entitled “Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission (“SEC”) on March 30, 2021 and elsewhere in this Quarterly Report on Form 10-Q and our other SEC filings.

We have based the forward-looking statements included in this Quarterly Report on Form 10-Q on information available to us on the date of this Quarterly Report on Form 10-Q, and we assume no obligation to update any such forward-looking statements, unless we are required to do so by applicable law. However, you are advised to refer to any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including subsequent periodic and current reports.

COVID-19 UPDATE

The COVID-19 pandemic, and the related effect on the U.S. and global economies, has had, and threatens to continue to have, adverse consequences for our business and operating results, and the businesses and operating results of our portfolio companies. During the quarter ended March 31, 2021, MSC Adviser continued to work collectively with its personnel and portfolio companies to navigate the significant challenges created by the COVID-19 pandemic. MSC Adviser remains focused on ensuring the safety of its personnel and the employees of our portfolio companies, while also managing our ongoing business activities. In this regard, MSC Adviser remains heavily engaged with our portfolio companies. As discussed in our public SEC filings, our investment income, principally our interest and dividend income, was negatively impacted by the economic effects of the COVID-19 pandemic in 2020. However, we maintain access to multiple sources of liquidity, including cash and unused capacity under our Credit Facilities. In February 2021 we entered into a $300 million senior secured revolving credit facility with JPM to replace the Deutsche Bank Credit Facility to improve our liquidity. As of March 31, 2021, we were in compliance with all debt covenants applicable to us and do not anticipate any issues with our ability to comply with all covenants in the future. Refer to “— Financial Condition, Liquidity and Capital Resources” below for further discussion as of March 31, 2021.

Neither our management, MSC Adviser nor our Board of Directors is able to predict the full impact of the COVID-19 pandemic, including its duration and the magnitude of its economic and societal impact. As such, while we will continue to monitor the evolving situation and guidance from U.S. authorities, including federal, state and local public health authorities, we are unable to predict with any certainty the extent to which the outbreak will negatively affect our portfolio companies’ operating results and financial condition or the impact that such disruptions may have on our results of operations and financial condition in the future.

OVERVIEW

Our primary investment objective is to generate current income through debt and equity investments. A secondary objective is to generate long-term capital appreciation through such equity and equity-related investments, including warrants, convertible securities and other rights to acquire equity securities. Our strategy is to invest primarily in illiquid debt and equity securities issued by lower middle market (“LMM”) companies, which generally have annual revenues between $10 million and $150 million, and middle market (“Middle Market”) companies that are generally larger in size than the LMM companies and have annual revenues typically between $150 million and $1.5 billion. Our LMM and Middle Market portfolio investments generally range in size from $1 million to $15 million. We categorize some of our investments in LMM companies and Middle Market companies as private loan (“Private Loan”) portfolio investments. Private Loan investments, often referred to in the debt markets as “club deals,” are investments, generally in debt instruments, that we originate on a collaborative basis with other investment funds. Private Loan investments are typically similar in size, structure, terms and conditions to investments we hold in our LMM portfolio and Middle Market portfolio. Our investment portfolio also includes other portfolio (“Other Portfolio”) investments primarily consisting of investments managed by third parties, which may differ from the typical profiles for our other types of investments. In our Other Portfolio, we may incur indirect fees and expenses in connection with investments managed by third parties, such as investments in other investment companies or private funds.

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

Our LMM investments include customized direct secured and unsecured loans to and equity securities of LMM companies. Companies that issue customized LMM securities to us are privately held at the time we invest in them. Our investments in LMM companies are co-investments with Main Street and/or its affiliates and, as a result, we obtained an exemptive order from the SEC, as discussed below, to permit us to do so. While the structure of our investments in customized LMM securities is likely to vary, we may invest in senior secured debt, senior unsecured debt, subordinated secured debt, subordinated unsecured debt, mezzanine debt, convertible debt, convertible preferred equity, preferred equity, common equity, warrants and other instruments, many of which generate current yields. We will make other investments as allowed by the 1940 Act and consistent with our continued qualification as a RIC. For a discussion of the risks inherent in our portfolio investments, see “Item 1A. Risk Factors — Risks Relating to our Business and Structure” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Our investments may include other equity investments, such as warrants, options to buy a minority interest in a portfolio company, or contractual payment rights or rights to receive a proportional interest in the operating cash flow or net income of such company. When determined by MSC Adviser to be in our best interest, we, in conjunction with other investment funds managed by or affiliated with MSC Adviser, may acquire a controlling interest in a portfolio company. Any warrants we receive with our debt securities may require only a nominal cost to exercise, and thus, as a portfolio company appreciates in value, we may achieve additional investment return from this equity interest. We intend to structure such warrants to include provisions protecting our rights as a minority-interest or, if applicable, controlling-interest holder, as well as puts, or rights to sell such securities back to the company upon the occurrence of specified events. In addition, we may obtain demand or “piggyback” registration rights in connection with these equity interests.

We plan to hold many of our investments to maturity or repayment but may sell our investments earlier if a liquidity event takes place, such as the sale or recapitalization of a portfolio company, or if we determine the sale to be in our best interest.

As a BDC, we are subject to certain regulatory restrictions in making our investments, including limitations on our ability to co-invest with certain affiliates. In April 2014, we received an exemptive order from the SEC permitting co-investments by us and Main Street in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act. During December 2020, we received an amended exemptive order from the SEC permitting co-investments by us, Main Street and other funds advised by MSC Adviser in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act. We have made co-investments with Main Street and in the future intend to make co-investments with Main Street and other funds advised by MSC Adviser, in accordance with the conditions of the order. The order requires, among other things, that we and MSC Adviser consider whether each such investment opportunity is appropriate for us and Main Street and other funds advised by MSC Adviser, as applicable, and if it is appropriate, to propose an allocation of the investment opportunity between such parties. Because MSC Adviser is not managing our investment activities as its sole activity, this may provide MSC Adviser an incentive to allocate opportunities to other funds instead of us. However, MSC Adviser has policies and procedures in place to manage this conflict, including oversight by the independent members of our Board of Directors and the independent members of the Board of Directors of Main Street. Additional information regarding the operation of the co-investment program is set forth in the order granting exemptive relief, which may be reviewed on the SEC’s Website at www.sec.gov.

In addition to the co-investment program described in this Form 10-Q and in the SEC’s order for co-investment exemptive relief, we may continue to co-invest in syndicated deals and secondary loan market transactions where only price is negotiated by MSC Adviser and its affiliates.

See “Note C.2 – Investment Portfolio Composition” in the notes to consolidated financial statements for a summary of the Company’s investments in the LMM, Middle Market and Private Loan portfolios as of March 31, 2021 and December 31, 2020.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the periods reported. Actual results could materially differ from those estimates. Critical accounting policies are those that require management to make subjective or complex judgments about the effect of matters that are inherently uncertain and may change in subsequent periods. Changes that may be required in the underlying assumptions or estimates in these areas could have a material impact on our current and future financial condition and results of operations.

Management has discussed the development and selection of each critical accounting policy and estimate with the Audit Committee of the Board of Directors. Our critical accounting policies and estimates include the Investment Portfolio Valuation and Revenue Recognition policies described below. Our significant accounting policies are described in greater detail in Note B to the consolidated financial statements included in “Item 1.– Consolidated Financial Statements” of this Quarterly Report on Form 10-Q.

Investment Portfolio Valuation

The most significant determination inherent in the preparation of our consolidated financial statements is the valuation of our Investment Portfolio and the related amounts of unrealized appreciation and depreciation. We consider this determination to be a critical accounting estimate, given the significant judgments and subjective measurements required. As of March 31, 2021 and December 31, 2020, our Investment Portfolio valued at fair value represented approximately 95% and 93% of our total assets, respectively. We are required to report our investments at fair value. We follow the provisions of FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. ASC 820 requires us to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal market that are independent, knowledgeable and willing and able to transact. See “Note B.1.—Valuation of the Investment Portfolio” in

the notes to consolidated financial statements for a detailed discussion of our investment portfolio valuation process and procedures.

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

Our Board of Directors has the final responsibility for overseeing, reviewing and approving, in good faith, our determination of the fair value for our Investment Portfolio and our valuation procedures, consistent with 1940 Act requirements. We believe our Investment Portfolio as of March 31, 2021 and December 31, 2020 approximates fair value as of those dates based on the markets in which we operate and other conditions in existence on those reporting dates.

The SEC recently adopted new Rule 2a-5 under the 1940 Act, which establishes requirements for determining fair value in good faith for purposes of the 1940 Act. The rule permits boards to designate the determination of fair value to a fund’s executive officers or investment adviser, subject to the active oversight of the board. We will comply with the new rule’s valuation requirements on or before the SEC’s required compliance date in 2022.

Revenue Recognition

Interest and Dividend Income

We record interest and dividend income on the accrual basis to the extent amounts are expected to be collected. Dividend income is recorded as dividends are declared by the portfolio company or at the point an obligation exists for the portfolio company to make a distribution. In accordance with our valuation policies, we evaluate accrued interest and dividend income periodically for collectability. When a loan or debt security becomes 90 days or more past due, and if we otherwise do not expect the debtor to be able to service all of its debt or other obligations, we will generally place the loan or debt security on non-accrual status and cease recognizing interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. If a loan or debt security’s status significantly improves regarding the debtor’s ability to service the debt or other obligations, or if a loan or debt security is sold or written off, we remove it from non-accrual status.

Payment-in-Kind (“PIK”) Interest and Cumulative Dividends

We hold certain debt and preferred equity instruments in our Investment Portfolio that contain PIK interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed or sold. To maintain RIC tax treatment (as discussed in “Income Taxes” within “Note B. Summary of Significant Accounting Policies” in the notes to the consolidated financial statements), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though we may not have collected the PIK interest and cumulative dividends in cash. We stop accruing PIK interest and cumulative dividends and write off any accrued and uncollected interest and dividends in arrears when we determine that such PIK interest and dividends in arrears are no longer collectible. For the three months ended March 31, 2021 and 2020, (i) approximately 6.7% and 3.5%, respectively, of our total investment income was attributable to PIK interest income and cumulative dividend income not paid currently in cash.

INVESTMENT PORTFOLIO COMPOSITION

Our LMM portfolio investments primarily consist of secured debt, equity warrants and direct equity investments in privately held, LMM companies based in the United States. Our LMM portfolio companies generally have annual revenues between $10 million and $150 million, and our LMM investments generally range in size from $1 million to $15 million. The LMM debt investments are typically secured by either a first or second priority lien on the assets of the portfolio company, can include either fixed or floating rate terms and generally have a term of between five and seven years from the original investment date. In most LMM portfolio investments, we receive nominally priced equity warrants and/or make direct equity investments in connection with a debt investment.

Our Middle Market portfolio investments primarily consist of direct investments in or secondary purchases of interest-bearing debt securities in privately held companies based in the United States that are generally larger in size than the companies included in our LMM portfolio. Our Middle Market portfolio companies generally have annual revenues between $150 million and $1.5 billion, and our Middle Market investments generally range in size from $1 million to $15 million. Our Middle Market portfolio debt investments are generally secured by either a first or second priority lien on the assets of the portfolio company and typically have a term of between three and seven years from the original investment date.

Our Private Loan portfolio investments are primarily debt securities in privately held companies which have been originated through strategic relationships with other investment funds on a collaborative basis and are often referred to in the debt markets as “club deals.” Private Loan investments are typically similar in size, structure, terms and conditions to investments we hold in our LMM portfolio and Middle Market portfolio. Our Private Loan portfolio debt investments are generally secured by either a first or second priority lien on the assets of the portfolio company and typically have a term of between three and seven years from the original investment date.

Our Other Portfolio investments primarily consist of investments which are not consistent with the typical profiles for LMM, Middle Market and Private Loan portfolio investments, including investments which may be managed by third parties. In the Other Portfolio, we may incur indirect fees and expenses in connection with investments managed by third parties, such as investments in other investment companies or private funds. For Other Portfolio investments, we generally receive distributions related to the assets held by the portfolio company. Those assets are typically expected to be liquidated over a five to ten-year period.

The following tables summarize the composition of our total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at cost and fair value by type of investment as a percentage of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments as of March 31, 2021 and December 31, 2020 (this information excludes the Other Portfolio investments).

Cost:	March 31, 2021	December 31, 2020
First lien debt	82.5%	79.5%
Equity	13.7%	13.9%
Second lien debt	1.9%	4.6%
Equity warrants	0.2%	0.2%
Other	1.7%	1.8%
	100.0%	100.0%

Fair Value:	March 31, 2021	December 31, 2020
First lien debt	79.1%	76.0%
Equity	17.1%	17.3%
Second lien debt	1.9%	4.6%
Equity warrants	0.2%	0.3%
Other	1.7%	1.8%
	100.0%	100.0%

Our LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments carry a number of risks including: (1) investing in companies which may have limited operating histories and financial resources; (2) holding investments that generally are not publicly traded and which may be subject to legal and other restrictions on resale; and (3) other risks common to investing in below investment-grade debt and equity investments in our Investment Portfolio. Please see “Item 1A. Risk Factors—Risks Related to Our Investments” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 for a more complete discussion of the risks involved with investing in our Investment Portfolio.

PORTFOLIO ASSET QUALITY

We utilize an internally developed investment rating system to rate the performance of each LMM portfolio company and to monitor our expected level of returns on each of our LMM investments in relation to our expectations for the portfolio company. The investment rating system takes into consideration various factors, including each investment’s expected level of returns, the collectability of our debt investments and the ability to receive a return of the invested capital in our equity investments, comparisons to competitors and other industry participants, the portfolio company’s future outlook and other factors that are deemed to be significant to the portfolio company.

As of March 31, 2021, our total Investment Portfolio had two investments on non-accrual status, which comprised approximately 0.4% of its fair value and 1.0% of its cost. As of December 31, 2020, our total Investment Portfolio had three investments on non-accrual status, which comprised approximately 0.6% of its fair value and 1.3% of its cost.

The operating results of our portfolio companies are impacted by changes in the broader fundamentals of the United States economy. In periods during which the United States economy contracts, as it did due to the impact of COVID-19, it is likely that the financial results of small to mid-sized companies, like those in which we invest, could experience deterioration or limited growth from current levels, which could ultimately lead to difficulty in meeting their debt service requirements, to an increase in defaults on our debt investments or in realized losses on our investments and to difficulty in maintaining historical dividend payment rates and unrealized appreciation on our equity investments. Consequently, we can provide no assurance that the performance of certain portfolio companies will not be negatively impacted by future economic cycles or other conditions, which could also have a negative impact on our future results.

DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2021 and March 31, 2020

	Three Months Ended
	March 31,		Net Change
	2021	2020	Amount	%

	(dollars in thousands)

Total investment income	$20,272	$24,000	$(3,728)	(16)%
Total expenses (net of fee and expense waivers)	8,330	11,466	(3,136)	(27)%
Net investment income	11,942	12,534	(592)	(5)%
Net realized loss from investments	(4,082)	(3,365)	(717)	NM
Net unrealized appreciation (depreciation) from investments	5,193	(94,909)	100,102	NM
Income tax benefit (provision)	(396)	(76)	(320)	NM
Net increase (decrease) in net assets resulting from operations	$12,657	$(85,816)	$98,473	NM

NM	Not Meaningful

Total Investment Income

Total investment income for the three months ended March 31, 2021 was $20.3 million, a 16% decrease from the $24.0 million of total investment income for the corresponding period of 2020. The following table provides a summary of the changes in the comparable period activity.

	Three Months Ended
	March 31,		Net Change
	2021	2020	Amount	%

	(dollars in thousands)
Interest income	$16,080	$21,785	$(5,705)	(26)%	(a)
Dividend income	3,952	1,640	2,312	141%	(b)
Fee income	240	575	(335)	(58)%
Total investment income	$20,272	$24,000	$(3,728)	(16)%

(a)	The decrease in interest income was primarily due to lower floating interest rates on investment portfolio debt investments based upon the decline in the LIBOR and the reduction in our total portfolio debt investments.
(b)	The increase in dividend income from equity investments is primarily a result of improved operating results, financial condition and liquidity positions of certain of our portfolio companies.

Expenses

Total expenses, net of fee and expense waivers, for the three months ended March 31, 2021 were $8.3 million, an 27% decrease from the $11.5 million in the corresponding period of 2020. The following table provides a summary of the changes in the comparable period activity.

	Three Months Ended
	March 31,		Net Change
	2021	2020	Amount	%

	(dollars in thousands)
Interest expense	$3,164	$5,229	$(2,065)	(39)%	(a)
Base management and incentive fees	3,903	4,994	(1,091)	(22)%	(b)
Internal administrative services fees	1,055	784	271	35%
Offering costs	-	88	(88)	(100)%
Professional fees	558	710	(152)	(21)%
Insurance	114	103	11	11%
Board of director fees	108	102	6	6%
Other general and administrative	483	240	243	101%
Total expenses before fee and expense waivers	9,385	12,250	(2,865)	(23)%
Waiver of internal administrative services expenses	(1,055)	(784)	(271)	35%
Total expenses	$8,330	$11,466	$(3,136)	(27)%
(a)	The decrease in interest expense was primarily due to lower floating interest rates on our revolving lines of credit based upon the decline in LIBOR and lower amounts outstanding under our Credit Facilities.
(b)	The decrease in the base management fees relates to a decrease in the base management fee from 2.00% to 1.75% as the result Main Street becoming the sole investment manager to the Company and lower average gross assets subject to base management fees.

Net Investment Income

Net investment income for the three months ended March 31, 2021 decreased 5% to $11.9 million, or $0.15 per share, compared to net investment income of $12.5 million, or $0.16 per share, for the corresponding period of 2020. The decrease in net investment income was principally attributable to the decrease in total investment income partially offset by the decrease in total expenses, both as discussed above.

Net Realized Gain (Loss) from Investments

The following table provides a summary of the primary components of the total net realized loss on investments of $2.0 million (excludes realized loss on extinguishment of debt of $2.1 million) for the three months ended March 31, 2021:

	Three Months Ended March 31, 2021
	Full Exits		Restructures		Total
	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	# of Investments

	(dollars in thousands)
LMM Portfolio	$—	—	$(1,193)	1	$(1,193)	1
Middle Market Portfolio	(798)	1	—	—	(798)	1
Total Net Realized Gain/(Loss)	$(798)	1	$(1,193)	1	$(1,991)	2

Net Unrealized Appreciation (Depreciation)

The following table provides a summary of the total net unrealized appreciation of $5.2 million for the three months ended March 31, 2021:

	Three Months Ended March 31, 2021
		Middle	Private
	LMM(a)	Market (b)	Loan (c)	Other	Total

	(dollars in millions)
Accounting reversals of net unrealized (appreciation) depreciation recognized in prior periods due to net realized (gains/income) losses recognized during the current period	$1.0	$0.9	$0.1	$—	$2.0
Net unrealized appreciation (depreciation) relating to portfolio investments	1.7	1.7	0.8	(1.0)	3.2
Total net appreciation depreciation relating to portfolio investments	$2.7	$2.6	$0.9	$(1.0)	$5.2

(a)	LMM includes unrealized appreciation on 16 LMM portfolio investments and unrealized depreciation on 16 LMM portfolio investments.
(b)	Middle Market includes unrealized appreciation on 19 Middle Market portfolio investments and unrealized depreciation on 8 Middle Market portfolio investments.
(c)	Private Loan includes unrealized appreciation on 17 Private Loan portfolio investments and unrealized depreciation on 19 Private Loan portfolio investments.

Income Tax Benefit (Provision)

The income tax provision for the three months ended March 31, 2021 of $0.4 million consisted of a current tax provision of $0.4 million, related to a $0.3 million provision for excise tax on our estimated undistributed taxable income and $0.1 million provision for current U.S. federal and state income taxes.

Net Increase (Decrease) in Net Assets Resulting from Operations

The net increase in net assets resulting from operations for the three months ended March 31, 2021 was $12.7 million, or $0.16 per share, compared with a net decrease in net assets of $85.8 million, or $1.09 per share, during the three months ended March 31, 2020. The tables above provide a summary of the net increase in net assets resulting from operations for the three months ended March 31, 2021.

Liquidity and Capital Resources

This “Liquidity and Capital Resources” section should be read in conjunction with the “COVID-19 Update” section above.

Cash and Cash Equivalents

As of March 31, 2021, we had $28.6 million in cash and cash equivalents, which we held in various custodial accounts and our NAV totaled approximately $584.3 million, equating to approximately $7.34 per share. As of December 31, 2020, we had approximately $49.1 million in cash and cash equivalents, which we held in various custodial accounts and our NAV totaled approximately $579.6 million equating to approximately $7.28 per share.

Cash Flows

For the three months ended March 31, 2021, we experienced a net decrease in cash and cash equivalents of $20.5 million, which is the net result of $0.2 million of cash provided by our operating activities and $20.7 million of cash used in our financing activities.

The $0.2 million of cash provided by our operating activities resulted primarily from (i) cash proceeds totaling $60.7 million from the sales and repayments of debt investments and sales of and return on capital of equity investments, (ii) cash flows we generated from the operating profits earned totaling $9.5 million, which is our net investment income, excluding the non-cash effects of the accretion of unearned income, payment-in-kind interest income, cumulative dividends and the amortization of expenses for deferred financing costs and (iii) cash proceeds of $9.4 million related to the change in other assets and liabilities, partially offset by the purchase of new portfolio investments of $79.4 million.

The $20.7 million used in financing activities principally consisted of a net $17.1 million decrease in borrowings outstanding under our Credit Facilities and $3.6 million in debt issuance costs.

Share Repurchase Program

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

On March 2, 2021, the Company’s Board of Directors approved the reinstatement of the Company’s share repurchase program commencing in April 2021. For the purposes of the first repurchase beginning in April 2021, the Company has determined that the aggregate repurchase will equal 90% of the amount of the dividend reinvestment plan proceeds resulting from the April 1, 2021 dividend payment.

Capital Resources

As of March 31, 2021, we had $28.6 million in cash and cash equivalents and $185.3 million of unused capacity under our Credit Facilities, which we maintain to support our investment and operating activities. As of March 31, 2021, our net asset value totaled $584.3 million, or $7.34 per share.

As of March 31, 2021, we had $34.0 million outstanding and $96.0 million of undrawn commitments under our TIAA Credit Facility, and $210.7 million outstanding and $89.3 million of undrawn commitments under the JPM SPV Facility, both of which we estimate approximated fair value. At March 31, 2021, we had $40 million outstanding on our Main Street Term Loan. Availability under the TIAA Credit Facility is subject to certain borrowing base limitations and the asset coverage restrictions. Availability under the JPM SPV Facility is subject to certain borrowing base limitations. For further information on our Credit Facilities, including key terms and financial covenants, refer to “Note E — Debt” to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

We anticipate that we will continue to fund our investment activities through existing cash and cash equivalents, cash flows generated through our ongoing operating activities and utilization of available borrowings under our Credit Facilities. Our primary uses of funds will be investments in portfolio companies, operating expenses, cash distributions to holders of our common stock and share repurchases under our share repurchase program.

We periodically invest excess cash balances into marketable securities and idle funds investments. The primary investment objective of marketable securities and idle funds investments is to generate incremental cash returns on excess cash balances prior to utilizing those funds for investment in our LMM, Middle Market and Private Loan portfolio investments. Marketable securities and idle funds investments generally consist of debt investments, independently rated debt investments, certificates of deposit with financial institutions, diversified bond funds and publicly traded debt and equity investments.

In order to satisfy the Code requirements applicable to a RIC, we intend to distribute to our stockholders, after consideration and application of our ability under the Code to carry forward certain excess undistributed taxable income from one tax year into the next tax year, substantially all of our taxable income. In addition, as a BDC, we generally are required to meet a coverage ratio of total assets to total senior securities, which include borrowings and any preferred stock we may issue in the future, of at least 200% (or 150% if certain requirements are met). This requirement limits the amount that we may borrow.

Although we have been able to secure access to additional liquidity, including through our Credit Facilities, there is no assurance that debt or equity capital will be available to us in the future on favorable terms, or at all.

Recently Issued or Adopted Accounting Standards

See “Note B.12 – Recently Issued or Adopted Accounting Standards” to the consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of recently issued or adopted accounting standards.

From time to time, new accounting pronouncements are issued by the FASB or other standard-setting bodies that are adopted by us as of the specified effective date. We believe that the impact of recently issued standards and any that are not yet effective will not have a material impact on our consolidated financial statements upon adoption.

Inflation

Inflation has not had a significant effect on our results of operations in any of the reporting periods presented herein. However, our portfolio companies have experienced, and may in the future experience, the impacts of inflation on their operating results, including periodic escalations in their costs for labor, raw materials, third-party services and required energy consumption.

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments include commitments to extend credit and fund equity capital and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. At March 31, 2021, we had a total of $35.2 million in outstanding commitments comprised of (i) twenty-six investments with commitments to fund revolving loans that had not been fully drawn or term loans with additional commitments not yet funded and (ii) three investments with equity capital commitments that had not been fully called.

Contractual Obligations

As of March 31, 2021, we had $284.7 million in borrowings outstanding under our Credit Facilities. The TIAA Credit Facility will mature on March 6, 2022. JPM SPV Facility will mature on February 3, 2025. The Main Street Term Loan will mature on January 27, 2026. The Deutsche Bank Credit Facility, which was scheduled to mature on November 20, 2022, was fully repaid on February 3, 2021. See further discussion of the terms of our Credit Facilities in Note E —Debt” to the consolidated financials statements included elsewhere in this Quarterly Report on Form 10-Q.

	2021	2022	2023	2024	2025	Thereafter	Total

	(dollars in thousands)
TIAA Credit Facility	$—	$—	$34,000	$-	$—	$—	$34,000
JPM SPV Facility	—	—	—	210,688	—	—	210,688
Main Street Term Loan	—	—	—	-	—	40,000	40,000
Interest Due on Main Street Term Loan	1,883	2,028	2,028	2,033	2,028	150	10,150
Total	$1,883	$2,028	$36,028	$212,721	$2,028	$40,150	$294,838

Related Party Transactions

We have entered into agreements with HMS Adviser, MSC Adviser and the Dealer Manager, whereby we pay certain fees and reimbursements to these entities. These included payments to the Dealer Manager for selling commissions and the Dealer Manager fee and include payments to HMS Adviser and MSC Adviser for reimbursement of offering costs. In addition, we make payments for certain services that include the identification, execution, and management of our investments and also the management of our day-to-day operations provided to us by MSC Adviser, pursuant to various agreements that we have entered into. See Note J — Related Party Transactions and Arrangements to the financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding related party transactions.

Recent Developments

On April 10, 2021, we filed a tender offer statement on Schedule TO (the “Offer”) with the SEC, to commence an offer by us to purchase a number of shares of our common stock equal 90% of the amount of the DRIP proceeds resulting from shares issued in lieu of cash distributions from the April 1, 2021 dividend payment, approximately $2,846,049. The Offer will expire on May 17, 2021 and shares validly tendered and not withdrawn will be purchased at a price equal to our net asset value per share as of May 31, 2021.

On May 11, 2021, our Board of Directors declared a quarterly cash dividend of $0.125 per share payable August 2, 2021 to stockholders as of June 30, 2021.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates, and changes in interest rates may affect both our interest expense on the debt outstanding under our Credit Facilities and our interest income from portfolio investments. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. Our investment income will be affected by changes in various interest rates, including LIBOR and prime rates, to the extent that any debt investments include floating interest rates. See “Risk Factors — Risks Relating to Our Investments — Changes related to the LIBOR calculation process, the phase-out of LIBOR and the use of replacement rates for LIBOR may adversely affect the value of our portfolio securities.” , “Risk Factors — Risk Related to Our Investments — Changes in interest rates may affect our cost of capital, net investment income and the value of our investments.” and “Risk Factors — Risk Related to Debt Financing — Because we borrow money, the potential for gain or loss on amounts invested in use is magnified and may increase the risk of investing in us.” included in our Form 10-K for the fiscal year ended December 31, 2020 for more information regarding risks associated with our debt investments and borrowings that utilize LIBOR as a reference rate.

The majority of our debt investments are made with either fixed interest rates or floating rates that are subject to contractual minimum interest rates for the term of the investment. As of March 31, 2021, approximately 83% of our debt investment portfolio (at cost) bore interest at floating rates, 92% of which were subject to contractual minimum interest rates. Our interest expense will be affected by changes in the published LIBOR rate in connection with our Credit Facilities; however, the interest rate on our outstanding Main Street Term Loan is fixed for the life of such debt. As of March 31, 2021, we had not entered into any interest rate hedging arrangements. Due to our limited use of derivatives, we have claimed an exclusion from the definition of the term “commodity pool operator” under the Commodity Exchange Act and, therefore, are not subject to registration or regulation as a pool operator under such Act. The following table shows the approximate annualized increase or decrease in the components of net investment income due to hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings as of March 31, 2021.

	Increase	(Increase)	Increase	Increase
	(Decrease)	Decrease	(Decrease) in Net	(Decrease) in Net
	in Interest	in Interest	Investment	Investment
Basis Point Change	Income	Expense	Income	Income per Share

	(dollars in thousands, except per share amounts)
(150)	$(84)	$463	$379	$—
(125)	(84)	463	379	—
(100)	(84)	463	379	—
(75)	(84)	463	379	—
(50)	(84)	463	379	—
(25)	(84)	463	379	—
25	123	(612)	(489)	(0.01)
50	246	(1,223)	(977)	(0.01)
75	422	(1,835)	(1,413)	(0.02)
100	1,285	(2,447)	(1,162)	(0.01)
125	2,494	(3,059)	(565)	(0.01)
150	3,833	(3,670)	163	—

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

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, President, Chief Financial Officer, Chief Compliance Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act). Based on that evaluation, our Chief Executive Officer, President, Chief Financial Officer, Chief Compliance Officer and Chief Accounting Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to us that is required to be disclosed in the reports we file or submit under the Exchange Act. There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal control over financial reporting despite the fact that many of MSC Adviser’s employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We and/or MSC Adviser may, from time to time, be involved in litigation arising out of our respective operations in the normal course of business or otherwise. Furthermore, third parties may seek to impose liability on us in connection with the activities of our portfolio companies. While the outcome of any current legal proceedings cannot at this time be predicted with certainty, we do not expect any current matters will materially affect our or MSC Adviser’s financial condition or results of operations; however, there can be no assurance whether any pending legal proceedings will have a material adverse effect on our or MSC Adviser’s financial condition or results of operations in any future reporting period.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors described in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 that we filed with the SEC on March 30, 2021, which could materially affect our business, financial condition and/or operating results. There have been no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2021, we issued no shares of our common stock, including under our dividend reinvestment plan.

During the three months ended March 31, 2021, there were no shares of our common stock repurchased under our share repurchase program.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Listed below are the exhibits which are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Exhibit

10.1*

Fourth Amendment to Amended and Restated Senior Secured Revolving Credit Agreement dated January 27, 2021 (previously filed as Exhibit 10.1 to MSC Income Fund, Inc.’s Current Report on Form 8-K filed on January 28, 2021 (File No. 814-00939)).

10.2*	Term Loan Agreement dated January 27, 2021 (previously filed as Exhibit 10.2 to MSC Income Fund, Inc.’s Current Report on Form 8-K filed on January 28, 2021 (File No. 814-00939)).
10.3*	Loan and Security Agreement dated February 3, 2021 (previously filed as Exhibit 10.1 to MSC Income Fund, Inc.’s Current Report on Form 8-K filed on February 4, 2021 (File No. 814-00939)).
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*	Exhibit previously filed with the Securities and Exchange Commission, as indicated, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MSC INCOME FUND, INC.

/s/ DWAYNE L. HYZAK
Date: May 14, 2021	Dwayne L. Hyzak
Chief Executive Officer
(principal executive officer)
/s/ BRENT D. SMITH
Date: May 14, 2021	Brent D. Smith
Chief Financial Officer and Treasurer
(principal financial officer)
/s/ CORY E. GILBERT
Date: May 14, 2021	Cory E. Gilbert
Chief Accounting Officer
(principal accounting officer)

D