Form 10-Q
period 2021-06-30
MSC INCOME FUND, INC.
filed 2021-08-13
CIK 1535778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
⌧ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR
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

The number of shares outstanding of the issuer’s common stock as of August 13, 2021 was 79,756,460.

MSC Income Fund, Inc.

Consolidated Balance Sheets

(dollars in thousands, except shares and per share amounts)

	June 30,	December 31,
	2021	2020
	(unaudited)
ASSETS
Investments at fair value:
Control investments (cost: $18,165 and $18,152 as of June 30, 2021 and December 31, 2020, respectively)	$33,841	$33,831
Affiliate investments (cost: $150,164 and $143,740 as of June 30, 2021 and December 31, 2020, respectively)	170,144	157,690
Non‑Control/Non‑Affiliate investments (cost: $805,788 and $678,764 as of June 30, 2021 and December 31, 2020, respectively)	768,018	634,001
Total investments (cost: $974,117 and $840,656 as of June 30, 2021 and December 31, 2020, respectively)	972,003	825,522
Cash and cash equivalents	8,215	8,586
Restricted cash	—	40,480
Dividends and interest receivable	11,009	8,303
Receivable for investments sold	7,988	—
Deferred financing costs (net of accumulated amortization of $5,002 and $4,443 as of June 30, 2021 and December 31, 2020, respectively)	3,720	2,691
Prepaids and other assets	1,343	2,439
Total assets	$1,004,278	$888,021
LIABILITIES
Credit facilities payable	$326,688	$301,816
Unsecured term debt	40,000	—
Accounts payable and other liabilities	1,728	2,093
Interest payable	2,771	286
Dividend payable	9,964	—
Management fees payable	4,158	4,202
Payable for investment purchases	20,357	—
Total liabilities	405,666	308,397
Commitments and contingencies (Note I)
NET ASSETS
Common stock, $0.001 par value per share (150,000,000 shares authorized, 79,716,361 and 79,608,304 issued and outstanding at June 30, 2021 and December 31, 2020, respectively)	80	80
Additional paid‑in capital	682,829	682,028
Total undistributed (overdistributed) earnings	(84,297)	(102,484)
Total net assets	598,612	579,624
Total liabilities and net assets	$1,004,278	$888,021
NET ASSET VALUE PER SHARE	$7.51	$7.28

MSC Income Fund, Inc.

Consolidated Statements of Operations

(dollars in thousands, except shares and per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
INVESTMENT INCOME:
Interest, fee and dividend income:
Control investments	$743	$505	$1,343	$1,096
Affiliate investments	4,446	3,913	8,096	7,453
Non‑Control/Non‑Affiliate investments	17,307	17,829	33,329	37,698
Total investment income	22,496	22,247	42,768	46,247
EXPENSES:
Interest	3,300	4,274	6,464	9,503
Base management fees	4,158	4,630	8,061	9,624
Internal administrative service expenses	1,040	752	2,095	1,536
Offering costs	55	89	55	177
Professional fees	250	791	808	1,500
Insurance	115	104	229	207
Board of director fees	90	121	198	223
Other general and administrative	284	234	767	475
Total expenses before fee and expense waivers	9,292	10,995	18,677	23,245
Waiver of internal administrative services expenses	(1,040)	(752)	(2,095)	(1,536)
Total expenses, net of fee and expense waivers	8,252	10,243	16,582	21,709
NET INVESTMENT INCOME	14,244	12,004	26,186	24,538
NET REALIZED GAIN (LOSS):
Control investments	(2,470)	—	(2,470)	—
Affiliate investments	—	(1,010)	—	(4,054)
Non‑Control/Non‑Affiliate investments	4,288	(13,318)	2,297	(13,639)
Realized loss on extinguishment of debt	—	—	(2,091)	—
Total net realized gain (loss)	1,818	(14,328)	(2,264)	(17,693)
NET UNREALIZED APPRECIATION (DEPRECIATION):
Control investments	63	(183)	(3)	(1,181)
Affiliate investments	5,027	1,714	6,030	(1,540)
Non‑Control/Non‑Affiliate investments	2,737	22,437	6,993	(68,220)
Total net change in unrealized appreciation (depreciation)	7,827	23,968	13,020	(70,941)
INCOME TAXES:
Federal and state income, excise and other taxes	434	19	830	95
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$23,455	$21,625	$36,112	$(64,191)
NET INVESTMENT INCOME PER SHARE—BASIC AND DILUTED	$0.18	$0.15	$0.33	$0.31
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE—BASIC AND DILUTED	$0.29	$0.28	$0.45	$(0.81)
WEIGHTED AVERAGE SHARES OUTSTANDING—BASIC AND DILUTED	79,973,441	79,016,406	79,791,881	78,811,735

MSC Income Fund, Inc.

Consolidated Statements of Changes in Net Assets

(dollars in thousands, except shares)

(unaudited)

				Total
	Common Stock		Additional	Undistributed
	Number of	Par	Paid‑In	(Overdistributed)	Total Net
	Shares	Value	Capital	Earnings	Asset Value
Balances at December 31, 2019	78,463,377	$78	$675,554	$(66,327)	$609,305
Dividend reinvestment	751,240	1	5,898	—	5,899
Common stock repurchased	(791,488)	(1)	(6,093)	—	(6,094)
Net decrease resulting from operations	—	—	—	(85,816)	(85,816)
Dividends to stockholders	—	—	—	(13,730)	(13,730)
Balances at March 31, 2020	78,423,129	$78	$675,359	$(165,873)	$509,564
Dividend reinvestment	894,499	1	5,875	—	5,876
Net increase resulting from operations	—	—	—	21,625	21,625
Dividends to stockholders	—	—	—	(13,790)	(13,790)
Balances at June 30, 2020	79,317,628	$79	$681,233	$(158,038)	$523,275

Balances at December 31, 2020	79,608,304	$80	$682,028	$(102,484)	$579,624
Net increase resulting from operations	—	—	—	12,657	12,657
Dividends to stockholders	—	—	—	(7,961)	(7,961)
Balances at March 31, 2021	79,608,304	$80	$682,028	$(97,788)	$584,320
Offering of common stock	67,114	—	500	—	500
Dividend reinvestment	424,455	—	3,162	—	3,162
Common stock repurchased	(383,512)	—	(2,861)	—	(2,861)
Net increase resulting from operations	—	—	—	23,455	23,455
Dividends to stockholders	—	—	—	(9,964)	(9,964)
Balances at June 30, 2021	79,716,361	$80	$682,829	$(84,297)	$598,612

The accompanying notes are an integral part of these consolidated financial statements

MSC Income Fund, Inc.

Consolidated Statements of Cash Flows

(dollars in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$36,112	$(64,191)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Investments in portfolio companies	(223,398)	(64,027)
Proceeds from sales and repayments of debt investments in portfolio companies	95,134	127,890
Net change in unrealized (appreciation) depreciation	(13,020)	70,941
Net realized loss on the sale of portfolio investments	173	17,693
Realized loss on extinguishment of debt	2,091	-
Amortization of deferred financing costs	593	715
Amortization of deferred offering costs	55	177
Accretion of unearned income	(2,096)	(3,322)
Payment-in-kind interest	(3,411)	(1,977)
Changes in other assets and liabilities:
Dividends and interest receivable	(2,706)	(82)
Receivable for investments sold	(7,988)	—
Prepaid and other assets	1,233	192
Payable for investments purchased	20,357	—
Management fees payable	(44)	4,236
Interest payable	2,485	—
Accounts payable and other liabilities	(366)	643
Net cash provided by (used in) operating activities	(94,796)	88,888
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from offering of common stock	500	—
Redemption of common stock	(2,861)	(6,094)
Payment of offering costs	(55)	(177)
Dividends paid	(4,798)	(15,843)
Repayments on Credit Facilities payable	(311,816)	(139,418)
Proceeds from Credit Facilities payable	336,688	79,326
Proceeds from unsecured term debt	40,000	—
Payment of deferred financing costs	(3,713)	(604)
Net cash provided by (used in) financing activities	53,945	(82,810)
Net increase (decrease) in cash, cash equivalents and restricted cash	(40,851)	6,078
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT THE BEGINNING OF THE PERIOD	49,066	21,846
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT THE END OF THE PERIOD	$8,215	$27,924

Supplemental cash flow disclosures:
Cash paid for interest	$3,387	$8,646
Cash paid for taxes	$1,283	$794
Non-cash financing activities:
Dividends declared and unpaid	$9,964	$4,571
Shares issued pursuant to the dividend reinvestment plan	$3,162	$11,775

The accompanying notes are an integral part of these consolidated financial statements

MSC Income Fund, Inc.

Consolidated Schedule of Investments

June 30, 2021

(dollars in thousands)

(unaudited)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)		Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Control Investments (5)

Copper Trail Fund Investments	(12) (13)	July 17, 2017	Investment Partnership
				LP Interests (CTMH, LP)	(31)	38.8%				$835	$710

GRT Rubber Technologies LLC		December 19, 2014	Manufacturer of Engineered Rubber Products
				Secured Debt			7.09% (L+7.00%)	12/31/2023	8,262	8,249	8,262
				Member Units	(8)	2,896				6,435	22,120
										14,684	30,382
Harris Preston Fund Investments	(12) (13)	October 1, 2017	Investment Partnership
				LP Interests (2717 MH, L.P.)	(31)	49.3%				2,646	2,749

Subtotal Control Investments (5.7% of net assets at fair value)										$18,165	$33,841
Affiliate Investments (6)
AFG Capital Group, LLC		November 7, 2014	Provider of Rent-to-Own Financing Solutions and Services
				Secured Debt			10.00%	5/25/2022	79	79	79
				Preferred Member Units		46				300	1,740
										379	1,819
Analytical Systems Keco Holdings, LLC		August 16, 2019	Manufacturer of Liquid and Gas Analyzers
				Secured Debt	(9)		12.00% (L+10.00%, Floor 2.00%)	8/16/2024	1,271	1,203	1,203
				Preferred Member Units		800				800	340
				Preferred Member Units		164				164	410
				Warrants	(27)	105		8/16/2029		79	-
										2,246	1,953
Barfly Ventures, LLC	(10)	August 31, 2015	Casual Restaurant Group
				Member Units		12				528	567

Brewer Crane Holdings, LLC		January 9, 2018	Provider of Crane Rental and Operating Services
				Secured Debt	(9)		11.00% (L+10.00%, Floor 1.00%)	1/9/2023	2,077	2,062	2,062
				Preferred Member Units	(8)	737				1,070	1,290
										3,132	3,352
Centre Technologies Holdings, LLC		January 4, 2019	Provider of IT Hardware Services and Software Solutions
				Secured Debt	(9)		12.00% (L+10.00%, Floor 2.00%)	1/4/2024	2,431	2,402	2,402
				Preferred Member Units		3,174				1,460	1,460
										3,862	3,862

MSC Income Fund, Inc.

Consolidated Schedule of Investments (Continued)

June 30, 2021

(dollars in thousands)

(unaudited)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)		Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Chamberlin Holding LLC		February 26, 2018	Roofing and Waterproofing Specialty Contractor
				Secured Debt	(9)		9.00% (L+8.00%, Floor 1.00%)	2/26/2023	3,454	3,413	3,454
				Member Units	(8)	1,087				2,860	6,660
				Member Units	(8) (30)	261,786				330	345
										6,603	10,459
Charps, LLC		February 3, 2017	Pipeline Maintenance and Construction
				Preferred Member Units	(8)	400				100	2,900

Clad-Rex Steel, LLC		December 20, 2016	Specialty Manufacturer of Vinyl-Clad Metal
				Secured Debt	(9)		10.50% (L+9.50%, Floor 1.00%)	1/15/2024	2,620	2,613	2,613
				Member Units	(8)	179				1,820	2,360
				Secured Debt	(30)		10.00%	12/20/2036	274	272	272
				Member Units	(30)	200				53	133
										4,758	5,378
Cody Pools, Inc.		March 6, 2020	Designer of Residential and Commercial Pools
				Secured Debt	(9)		12.25% (L+10.50%, Floor 1.75%)	3/6/2025	2,962	2,911	2,962
				Preferred Member Units		147				2,079	5,550
										4,990	8,512
Colonial Electric Company LLC		March 31, 2021	Provider of Electrical Contracting Services
				Secured Debt			12.00%	3/31/2026	6,300	6,148	6,148
				Preferred Member Units		4,320				1,920	1,920
										8,068	8,068
Copper Trail Fund Investments	(12) (13)	July 17, 2017	Investment Partnership
				LP Interests (Copper Trail Energy Fund I, LP)	(8) (31)	12.4%				2,161	1,843

Datacom, LLC		May 30, 2014	Technology and Telecommunications Provider
				Secured Debt			5.00%	12/31/2025	994	900	900
				Preferred Member Units		1,000				290	290
										1,190	1,190
Digital Products Holdings LLC		April 1, 2018	Designer and Distributor of Consumer Electronics
				Secured Debt	(9)		11.00% (L+10.00%, Floor 1.00%)	4/1/2023	4,378	4,339	4,339
				Preferred Member Units	(8)	964				2,375	2,459
										6,714	6,798

MSC Income Fund, Inc.

Consolidated Schedule of Investments (Continued)

June 30, 2021

(dollars in thousands)

(unaudited)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)		Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Direct Marketing Solutions, Inc.		February 13, 2018	Provider of Omni-Channel Direct Marketing Services
				Secured Debt	(9)		12.00% (L+11.00%, Floor 1.00%)	2/13/2023	3,772	3,729	3,729
				Preferred Stock		2,100				2,100	4,460
										5,829	8,189
Freeport Financial Funds	(12) (13)	June 13, 2013	Investment Partnership
		July 31, 2015		LP Interests (Freeport First Lien Loan Fund III LP)	(8) (31)	6.0%				8,468	8,004

Gamber-Johnson Holdings, LLC		June 24, 2016	Manufacturer of Ruggedized Computer Mounting Systems
				Secured Debt	(9) (17)		9.00% (L+7.00%, Floor 2.00%)	6/24/2021	5,160	5,160	5,160
				Member Units	(8)	2,261				4,423	14,060
										9,583	19,220
GFG Group, LLC.		March 31, 2021	Grower and Distributor of a Variety of Plants and Products to Other Wholesalers, Retailers and Garden Centers
				Secured Debt			12.00%	3/31/2026	3,136	3,046	3,046
				Preferred Member Units	(8)	56				1,225	1,225
										4,271	4,271
Gulf Publishing Holdings, LLC		April 29, 2016	Energy Industry Focused Media and Publishing
				Secured Debt	(9) (17) (19)		10.50% (5.25% Cash, 5.25% PIK) (L+9.50%, Floor 1.00%)	9/30/2020	64	64	64
				Secured Debt	(17) (19)		12.50% (6.25% Cash, 6.25% PIK)	4/29/2021	3,374	3,374	2,667
				Member Units		920				920	-
										4,358	2,731
Harris Preston Fund Investments	(12) (13)	August 9, 2017	Investment Partnership
				LP Interests (HPEP 3, L.P.)	(31)	8.2%				3,445	4,164

Hawk Ridge Systems, LLC	(13)	December 2, 2016	Value-Added Reseller of Engineering Design and Manufacturing Solutions
				Secured Debt			9.50%	12/2/2023	3,350	3,343	3,350
				Preferred Member Units	(8)	56				713	2,658
				Preferred Member Units	(30)	56				38	140
										4,094	6,148

MSC Income Fund, Inc.

Consolidated Schedule of Investments (Continued)

June 30, 2021

(dollars in thousands)

(unaudited)

Portfolio Company (1) (20)	Investment Date (24)	Business Description	Type of Investment (2) (3) (15)		Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
J&J Services, Inc.	October 31, 2019	Provider of Dumpster and Portable Toilet Rental Services
			Secured Debt			11.50%	10/31/2024	3,000	2,958	3,000
			Preferred Stock		703				1,771	3,260
									4,729	6,260
Kickhaefer Manufacturing Company, LLC	October 31, 2018	Precision Metal Parts Manufacturing
			Secured Debt			11.50%	10/31/2023	5,304	5,221	5,221
			Member Units		145				3,060	3,060
			Secured Debt			9.00%	10/31/2048	984	974	974
			Member Units	(8) (30)	200				248	302
									9,503	9,557
Market Force Information, LLC	July 28, 2017	Provider of Customer Experience Management Services
			Secured Debt	(14) (19)		12.00% PIK	7/28/2023	6,520	6,463	3,317
			Member Units		185,980				4,160	-
									10,623	3,317
MH Corbin Holding LLC	August 31, 2015	Manufacturer and Distributor of Traffic Safety Products
			Secured Debt	(19)		13.00% (10.00% Cash, 3.00% PIK)	3/31/2022	2,103	2,096	1,904
			Preferred Member Units		16,500				1,100	-
			Preferred Member Units		1,000				1,500	-
									4,696	1,904
Mystic Logistics Holdings, LLC	August 18, 2014	Logistics and Distribution Services Provider for Large Volume Mailers
			Secured Debt			12.00%	1/17/2022	1,677	1,677	1,676
			Common Stock	(8)	1,468				680	1,480
									2,357	3,156
NexRev LLC	February 28, 2018	Provider of Energy Efficiency Products & Services
			Secured Debt			11.00%	2/28/2023	4,165	4,132	4,121
			Preferred Member Units	(8)	21,600,000				1,720	820
									5,852	4,941
NuStep, LLC	January 31, 2017	Designer, Manufacturer and Distributor of Fitness Equipment
			Secured Debt			11.00%	1/31/2022	4,310	4,298	4,310
			Preferred Member Units		102				2,550	3,090
									6,848	7,400

MSC Income Fund, Inc.

Consolidated Schedule of Investments (Continued)

June 30, 2021

(dollars in thousands)

(unaudited)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)		Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
SI East, LLC		August 31, 2018	Rigid Industrial Packaging Manufacturing
				Secured Debt			8.75%	8/31/2023	9,725	9,668	9,724
				Preferred Member Units	(8)	52				2,000	5,010
										11,668	14,734
Tedder Industries, LLC		August 31, 2018	Manufacturer of Firearm Holsters and Accessories
				Secured Debt			12.00%	8/31/2023	3,840	3,781	3,783
				Preferred Member Units		120				2,034	2,034
										5,815	5,817
Trantech Radiator Topco, LLC		May 31, 2019	Transformer Cooling Products and Services
				Secured Debt			12.00%	5/31/2024	2,180	2,130	2,130
				Common Stock	(8)	154				1,164	1,500
										3,294	3,630
Subtotal Affiliate Investments (28.4% of net assets at fair value)										$150,164	$170,144
Non-Control Investments (7)
AAC Holdings, Inc.	(11)	June 30, 2017	Substance Abuse Treatment Service Provider
				Secured Debt	(19)		18.00% (10.00% Cash, 8.00% PIK)	6/25/2025	3,491	3,164	3,387
				Common Stock		593,927				3,148	2,079
				Warrants	(27)	197,717		12/11/2025		-	692
										6,312	6,158
Adams Publishing Group, LLC	(10)	November 19, 2015	Local Newspaper Operator
				Secured Debt	(9)		8.75% (L+7.00%, Floor 1.75%)	7/3/2023	5,139	5,048	5,099

ADS Tactical, Inc.	(11)	March 7, 2017	Value-Added Logistics and Supply Chain Provider to the Defense Industry
				Secured Debt	(9)		6.75% (L+5.75%, Floor 1.00%)	3/19/2026	18,990	18,622	19,133

American Nuts, LLC	(10)	April 10, 2018	Roaster, Mixer and Packager of Bulk Nuts and Seeds
				Secured Debt	(9)		9.00% (L+8.00%, Floor 1.00%)	4/10/2023	12,073	11,904	12,073

American Teleconferencing Services, Ltd.	(11)	May 19, 2016	Provider of Audio Conferencing and Video Collaboration Solutions
				Secured Debt	(9) (14)		7.50% (L+6.50%, Floor 1.00%)	6/8/2023	14,118	13,826	6,194

MSC Income Fund, Inc.

Consolidated Schedule of Investments (Continued)

June 30, 2021

(dollars in thousands)

(unaudited)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)		Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Arcus Hunting LLC	(10)	January 6, 2015	Manufacturer of Bowhunting and Archery Products and Accessories
				Secured Debt	(9)		11.00% (L+10.00%, Floor 1.00%)	3/31/2022	6,295	6,266	6,295

ASC Ortho Management Company, LLC	(10)	August 31, 2018	Provider of Orthopedic Services
				Secured Debt	(9)		8.50% (L+7.50%, Floor 1.00%)	8/31/2023	5,140	5,095	5,133
				Secured Debt	(19)		13.25% PIK	12/1/2023	2,186	2,156	2,186
										7,251	7,319
ATX Networks Corp.	(11) (13) (21)	June 30, 2015	Provider of Radio Frequency Management Equipment
				Secured Debt	(9) (19)		8.75% (7.25% Cash, 1.50% PIK) (1.50% PIK + L+6.25%, Floor 1.00%)	12/31/2023	13,346	13,266	12,212

BBB Tank Services, LLC		April 8, 2016	Maintenance, Repair and Construction Services to the Above-Ground Storage Tank Market
				Unsecured Debt	(9) (17)		12.00% (L+11.00%, Floor 1.00%)	4/8/2021	1,200	1,200	1,187
				Preferred Stock (non-voting)	(8) (19)		15.00% PIK			41	-
				Member Units		200,000				200	-
										1,441	1,187
Berry Aviation, Inc.	(10)	July 6, 2018	Charter Airline Services
				Secured Debt	(19)		12.00% (10.50% Cash, 1.5% PIK)	1/6/2024	4,653	4,616	4,653
				Preferred Member Units	(8) (19) (30)	122,416	16.00% PIK			156	156
				Preferred Member Units	(19) (30)	1,548,387	8.00% PIK			1,671	1,777
										6,443	6,586
BigName Commerce, LLC	(10)	May 11, 2017	Provider of Envelopes and Complimentary Stationery Products
				Secured Debt	(9)		8.25% (L+7.25%, Floor 1.00%)	5/11/2022	1,938	1,934	1,938

Binswanger Enterprises, LLC	(10)	March 10, 2017	Glass Repair and Installation Service Provider
				Secured Debt	(9)		9.00% (L+8.00%, Floor 1.00%)	3/9/2022	12,387	12,298	12,387
				Member Units		1,050,000				1,050	730
										13,348	13,117

MSC Income Fund, Inc.

Consolidated Schedule of Investments (Continued)

June 30, 2021

(dollars in thousands)

(unaudited)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)		Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Bluestem Brands, Inc.	(11)	December 19, 2013	Multi-Channel Retailer of General Merchandise
				Secured Debt	(9)		10.00% (L+8.50%, Floor 1.50%)	8/28/2025	6,304	6,304	6,272
				Common Stock	(8)	700,446				-	911
										6,304	7,183
Boccella Precast Products LLC		June 30, 2017	Manufacturer of Precast Hollow Core Concrete
				Member Units	(8)	540,000				564	1,238

Brightwood Capital Fund Investments	(12) (13)	July 21, 2014	Investment Partnership
				LP Interests (Brightwood Capital Fund III, LP)	(8) (31)	1.2%				2,775	1,673
				LP Interests (Brightwood Capital Fund IV, LP)	(8) (31)	0.5%				8,737	8,700
										11,512	10,373
Buca C, LLC		June 30, 2015	Casual Restaurant Group
				Secured Debt	(9) (17)		10.25% (L+9.25%, Floor 1.00%)	6/30/2020	13,164	13,164	9,705
				Preferred Member Units	(19)	4	6.00% PIK			3,040	-
										16,204	9,705
Burning Glass Intermediate Holding Company, Inc.	(10)	June 14, 2021	Provider of Skills-Based Labor Market Analytics
				Secured Debt	(9)		6.00% (L+5.00%, Floor 1.00%)	6/10/2028	11,262	11,012	11,012

Cadence Aerospace LLC	(10)	November 14, 2017	Aerostructure Manufacturing
				Secured Debt	(9) (19)		9.50% (4.25% Cash, 5.25% PIK) (5.25% PIK + L+3.25%, Floor 1.00%)	11/14/2023	20,168	20,042	18,887

CAI Software LLC		October 10, 2014	Provider of Specialized Enterprise Resource Planning Software
				Secured Debt			12.50%	12/7/2023	7,751	7,762	7,751
				Member Units	(8)	16,742				-	2,550
										7,762	10,301
Camin Cargo Control, Inc.	(11)	June 14, 2021	Provider of Mission Critical Inspection, Testing and Fuel Treatment Services
				Secured Debt	(9)		7.50% (L+6.50%, Floor 1.00%)	6/4/2026	8,000	7,921	7,960

Cenveo Corporation	(11)	September 4, 2015	Provider of Digital Marketing Agency Services
				Common Stock		253,194				4,848	1,804

MSC Income Fund, Inc.

Consolidated Schedule of Investments (Continued)

June 30, 2021

(dollars in thousands)

(unaudited)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)		Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Chisholm Energy Holdings, LLC	(10)	May 15, 2019	Oil & Gas Exploration & Production
				Secured Debt	(9)		7.75% (L+6.25%, Floor 1.50%)	5/15/2026	2,857	2,813	2,658

Clarius BIGS, LLC	(10)	September 23, 2014	Prints & Advertising Film Financing
				Secured Debt	(14) (17) (19)		15.00% PIK	1/5/2015	2,820	2,473	1

Classic H&G Holdings, LLC		March 12, 2020	Provider of Engineered Packaging Solutions
				Secured Debt			10.00%	3/12/2025	4,819	4,704	4,819
				Preferred Member Units	(8)	39				1,440	2,940
										6,144	7,759
Clickbooth.com, LLC	(10)	December 5, 2017	Provider of Digital Advertising Performance Marketing Solutions
				Secured Debt	(9)		9.50% (L+8.50%, Floor 1.00%)	1/31/2025	7,750	7,644	7,750

Construction Supply Investments, LLC	(10)	December 29, 2016	Distribution Platform of Specialty Construction Materials to Professional Concrete and Masonry Contractors
				Member Units	(8)	861,618				3,335	7,525

Copper Trail Fund Investments	(12) (13)	July 17, 2017	Investment Partnership
				LP Interests (CTEF I, LP)		375				-	103

Corel Corporation	(11) (13) (21)	July 24, 2019	Publisher of Desktop and Cloud-based Software
		July 13, 2020		Secured Debt			5.14% (L+5.00%)	7/2/2026	2,330	2,239	2,335

DTE Enterprises, LLC	(10)	April 13, 2018	Industrial Powertrain Repair and Services
				Secured Debt	(9)		10.00% (L+8.50%, Floor 1.50%)	4/13/2023	9,345	9,266	9,082
				Class AA Preferred Member Units (non-voting)	(8) (19)		10.00% PIK			999	999
				Class A Preferred Member Units		776,316				776	630
										11,041	10,711
Dynamic Communities, LLC	(10)	July 17, 2018	Developer of Business Events and Online Community Groups
				Secured Debt	(9) (19)		12.50% (6.25% Cash, 6.25% PIK) (L+11.50%, Floor 1.00%)	7/17/2023	5,639	5,589	5,506

MSC Income Fund, Inc.

Consolidated Schedule of Investments (Continued)

June 30, 2021

(dollars in thousands)

(unaudited)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)		Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

EPIC Y-Grade Services, LP	(11)	June 22, 2018	NGL Transportation & Storage
				Secured Debt	(9)		7.00% (L+6.00%, Floor 1.00%)	6/30/2027	6,926	6,843	6,026

Flip Electronics LLC	(10)	January 4, 2021	Distributor of Hard-to-Find and Obsolete Electronic Components
				Secured Debt	(9)		9.17% (L+8.09%, Floor 1.00%)	1/2/2026	6,000	5,880	5,880

GoWireless Holdings, Inc.	(11)	December 31, 2017	Provider of Wireless Telecommunications Carrier Services
				Secured Debt	(9)		7.50% (L+6.50%, Floor 1.00%)	12/22/2024	15,487	15,413	15,503

GS Operating, LLC	(10)	February 24, 2020	Distributor of Industrial and Specialty Parts
				Secured Debt	(9)		8.00% (L+6.50%, Floor 1.50%)	2/24/2025	11,000	10,760	11,000

HDC/HW Intermediate Holdings	(10)	December 21, 2018	Managed Services and Hosting Provider
				Secured Debt	(9)		8.50% (L+7.50%, Floor 1.00%)	12/21/2023	1,943	1,921	1,802

Hunter Defense Technologies, Inc.	(10)	March 29, 2018	Provider of Military and Commercial Shelters and Systems
				Secured Debt	(9)		7.00% (L+6.00%, Floor 1.00%)	3/29/2023	16,102	15,974	16,102

HW Temps LLC		July 2, 2015	Temporary Staffing Solutions
				Secured Debt			8.00%	3/29/2023	1,991	1,988	1,924

Hybrid Promotions, LLC	(10)	June 30, 2021	Wholesaler of Licensed, Branded and Private Label Apparel
				Secured Debt	(9)		9.25% (L+8.25%, Floor 1.00%)	6/30/2026	7,875	7,718	7,718

Hyperion Materials & Technologies, Inc.	(11) (13) (21)	September 12, 2019	Manufacturer of Cutting and Machine Tools & Specialty Polishing Compounds
				Secured Debt	(9)		6.50% (L+5.50%, Floor 1.00%)	8/28/2026	7,388	7,271	7,390

Implus Footcare, LLC	(10)	June 1, 2017	Provider of Footwear and Related Accessories
				Secured Debt	(9)		8.75% (L+7.75%, Floor 1.00%)	4/30/2024	17,178	17,163	16,055

Independent Pet Partners Intermediate Holdings, LLC	(10)	November 20, 2018	Omnichannel Retailer of Specialty Pet Products
				Secured Debt	(19)		6.00% PIK	11/20/2023	10,104	9,318	9,318

MSC Income Fund, Inc.

Consolidated Schedule of Investments (Continued)

June 30, 2021

(dollars in thousands)

(unaudited)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)		Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
				Preferred Stock (non-voting)						2,470	2,620
				Preferred Stock (non-voting)						-	-
				Member Units		1,191,667				1,192	-
										12,980	11,938
Industrial Services Acquisition, LLC	(10)	June 17, 2016	Industrial Cleaning Services
				Unsecured Debt	(19)		12.00% (11.25% Cash, 0.75% PIK)	12/17/2022	13,352	13,336	13,352
				Preferred Member Units	(8) (19) (30)	336	10.00% PIK			270	347
				Preferred Member Units	(8) (19) (30)	187	20.00% PIK			177	205
				Member Units	(30)	2,100				2,100	1,610
										15,883	15,514
Interface Security Systems, L.L.C	(10)	August 7, 2019	Commercial Security & Alarm Services
				Secured Debt	(9) (19)		9.75% (8.75% Cash, 1.00% PIK) (1.00% PIK + L+7.00%, Floor 1.75%)	8/7/2023	7,296	7,215	7,296

Intermedia Holdings, Inc.	(11)	August 3, 2018	Unified Communications as a Service
				Secured Debt	(9)		7.00% (L+6.00%, Floor 1.00%)	7/19/2025	9,949	9,927	9,949

Invincible Boat Company, LLC.	(10)	August 28, 2019	Manufacturer of Sport Fishing Boats
				Secured Debt	(9)		8.00% (L+6.50%, Floor 1.50%)	8/28/2025	18,598	18,428	18,598

INW Manufacturing, LLC	(11)	May 19, 2021	Manufacturer of Nutrition and Wellness Products
				Secured Debt	(9)		6.50% (L+5.75%, Floor 0.75%)	3/25/2027	7,453	7,233	7,304

Isagenix International, LLC	(11)	June 21, 2018	Direct Marketer of Health & Wellness Products
				Secured Debt	(9)		6.75% (L+5.75%, Floor 1.00%)	6/14/2025	5,365	5,331	4,404

Jackmont Hospitality, Inc.	(10)	May 26, 2015	Franchisee of Casual Dining Restaurants
				Secured Debt	(9)		7.75% (L+6.75%, Floor 1.00%)	7/30/2021	7,802	7,802	6,395

Joerns Healthcare, LLC	(11)	April 3, 2013	Manufacturer and Distributor of Health Care Equipment & Supplies
				Secured Debt	(9)		7.00% (L+6.00%, Floor 1.00%)	8/21/2024	3,336	3,299	3,110
				Common Stock		392,514				3,678	1,350
										6,977	4,460

MSC Income Fund, Inc.

Consolidated Schedule of Investments (Continued)

June 30, 2021

(dollars in thousands)

(unaudited)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)		Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Kemp Technologies Inc.	(10)	June 27, 2019	Provider of Application Delivery Controllers
				Secured Debt	(9)		7.00% (L+6.00%, Floor 1.00%)	3/29/2024	7,350	7,258	7,350

Knight Energy Services LLC	(11)	November 14, 2018	Oil and Gas Equipment & Services
				Secured Debt	(17) (19)		8.50% PIK	2/9/2024	941	941	656
				Common Stock		25,692				1,843	-
										2,784	656
Kore Wireless Group Inc.	(11)	December 31, 2018	Mission Critical Software Platform
				Secured Debt			5.65% (L+5.50%)	12/20/2024	5,969	5,951	5,969

Larchmont Resources, LLC	(11)	August 13, 2013	Oil & Gas Exploration & Production
				Secured Debt	(9)		9.00% (L+8.00%, Floor 1.00%)	8/9/2021	3,715	3,727	1,672
				Member Units	(30)	4,806				601	192
										4,328	1,864
Laredo Energy VI, LP	(10)	January 15, 2019	Oil & Gas Exploration & Production
				Member Units		1,155,952				11,560	9,771

Lightbox Holdings, L.P.	(11)	May 23, 2019	Provider of Commercial Real Estate Software
				Secured Debt			5.15% (L+5.00%)	5/9/2026	5,916	5,855	5,887

LL Management, Inc.	(10)	May 2, 2019	Medical Transportation Service Provider
				Secured Debt	(9)		8.25% (L+7.25%, Floor 1.00%)	9/25/2023	14,407	14,311	14,407

Logix Acquisition Company, LLC	(10)	June 24, 2016	Competitive Local Exchange Carrier
				Secured Debt	(9)		6.75% (L+5.75%, Floor 1.00%)	12/22/2024	12,552	12,499	11,987

Lulu's Fashion Lounge, LLC	(10)	August 31, 2017	Fast Fashion E-Commerce Retailer
				Secured Debt	(9) (19)		10.50% (8.00% Cash, 2.50% PIK) (2.50% PIK + L+7.00%, Floor 1.00%)	8/28/2022	5,437	5,379	4,648

Lynx FBO Operating LLC	(10)	September 30, 2019	Fixed Based Operator in the General Aviation Industry
				Secured Debt	(9)		7.25% (L+5.75%, Floor 1.50%)	9/30/2024	14,305	14,091	14,305
				Member Units		3,704				500	594
										14,591	14,899

MSC Income Fund, Inc.

Consolidated Schedule of Investments (Continued)

June 30, 2021

(dollars in thousands)

(unaudited)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)		Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Mac Lean-Fogg Company	(10)	April 22, 2019	Manufacturer and Supplier for Auto and Power Markets
				Secured Debt	(9)		5.38% (L+4.75%, Floor 0.625%)	12/22/2025	7,339	7,299	7,339
				Preferred Stock	(19)		13.75% (4.50% Cash, 9.25% PIK)			771	771
										8,070	8,110
Mako Steel, LP	(10)	March 15, 2021	Self-Storage Design & Construction
				Secured Debt	(9)		8.00% (L+7.25%, Floor 0.75%)	3/13/2026	19,469	19,061	19,061

MB2 Dental Solutions, LLC	(11)	January 28, 2021	Dental Partnership Organization
				Secured Debt	(9)		7.00% (L+6.00%, Floor 1.00%)	1/29/2027	8,653	8,481	8,481

Mills Fleet Farm Group, LLC	(10)	October 24, 2018	Omnichannel Retailer of Work, Farm and Lifestyle Merchandise
				Secured Debt	(9)		7.00% (L+6.00%, Floor 1.00%)	10/24/2024	15,088	14,841	15,082

NinjaTrader, LLC	(10)	December 18, 2019	Operator of Futures Trading Platform
				Secured Debt	(9)		8.25% (L+6.75%, Floor 1.50%)	12/18/2024	16,875	16,559	16,831

NNE Partners, LLC	(10)	March 2, 2017	Oil & Gas Exploration & Production
				Secured Debt	(19)		9.38% (4.88% Cash, 4.50% PIK) (4.50% PIK + L+4.75%)	12/31/2023	21,121	21,087	19,563

Novetta Solutions, LLC	(11)	June 21, 2017	Provider of Advanced Analytics Solutions for Defense Agencies
				Secured Debt	(9)		6.00% (L+5.00%, Floor 1.00%)	10/17/2022	14,591	14,471	14,609
				Secured Debt	(9)		9.50% (L+8.50%, Floor 1.00%)	10/16/2023	880	880	882
										15,351	15,491
NTM Acquisition Corp.	(11)	July 12, 2016	Provider of B2B Travel Information Content
				Secured Debt	(9) (19)		8.25% (7.25% Cash, 1.00% PIK) (1.00%PIK + L+6.25%, Floor 1.00%)	6/7/2024	4,303	4,293	4,195

NWN Corporation	(10)	May 7, 2021	Value Added Reseller and Provider of Managed Services to a Diverse Set of Industries
				Secured Debt	(9)		7.50% (L+6.50%, Floor 1.00%)	5/7/2026	21,457	20,934	20,934

MSC Income Fund, Inc.

Consolidated Schedule of Investments (Continued)

June 30, 2021

(dollars in thousands)

(unaudited)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)		Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
PaySimple, Inc.	(10)	September 9, 2019	Leading Technology Services Commerce Platform
				Secured Debt			5.61% (L+5.50%)	8/23/2025	7,481	7,481	7,444

RA Outdoors LLC	(10)	April 8, 2021	Software Solutions Provider for Outdoor Activity Management
				Secured Debt	(9)		7.75% (L+6.75%, Floor 1.00%)	4/8/2026	18,765	18,573	18,573

Research Now Group, Inc. and Survey Sampling International, LLC	(11)	December 31, 2017	Provider of Outsourced Online Surveying
				Secured Debt	(9)		6.50% (L+5.50%, Floor 1.00%)	12/20/2024	9,948	9,948	9,857

RM Bidder, LLC	(10)	November 12, 2015	Scripted and Unscripted TV and Digital Programming Provider
				Member Units		1,854				31	23
				Warrants	(26)			10/20/2025		284	-
										315	23
Rug Doctor, LLC.	(10)	June 30, 2021	Carpet Cleaning Products and Machinery
				Secured Debt	(9)		6.25% (L+5.25%, Floor 1.00%)	5/16/2022	10,945	10,726	10,726

Salient Partners L.P.	(11)	June 25, 2015	Provider of Asset Management Services
				Secured Debt	(9) (14)		7.00% (L+6.00%, Floor 1.00%)	8/31/2021	6,251	6,292	2,607

Savers, Inc.	(11)	May 14, 2021	For-Profit Thrift Retailer
				Secured Debt	(9)		6.50% (L+5.75%, Floor 0.75%)	4/26/2028	12,900	12,773	13,051

Signal Peak CLO 7, Ltd. (Mariner)	(12) (13)	May 8, 2019	Structured Finance
				Subordinated Structured Notes	(16)		12.00%	4/30/2032	25,935	21,226	18,879

Slick Innovations, LLC		September 13, 2018	Text Message Marketing Platform
				Secured Debt			12.00%	9/13/2023	1,350	1,199	1,350
				Common Stock		17,500				175	380
				Warrants	(27)	4,521		9/13/2028		45	100
										1,419	1,830
Student Resource Center, LLC	(10)	June 25, 2021	Higher Education Services
				Secured Debt	(9)		9.00% (L+8.00%, Floor 1.00%)	6/25/2026	12,500	12,234	12,234

Team Public Choices, LLC	(11)	October 28, 2019	Home-Based Care Employment Service Provider
				Secured Debt	(9)		6.00% (L+5.00%, Floor 1.00%)	12/18/2027	3,990	3,960	3,970

MSC Income Fund, Inc.

Consolidated Schedule of Investments (Continued)

June 30, 2021

(dollars in thousands)

(unaudited)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)		Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
The Pasha Group	(11)	February 2, 2018	Diversified Logistics and Transportation Provided
				Secured Debt	(9)		9.00% (L+8.00%, Floor 1.00%)	1/26/2023	7,007	6,931	6,955

Time Manufacturing Acquisition LLC	(11)	February 24, 2021	Manufacturer and Distributor of Utility Equipment
				Secured Debt	(9)		6.00% (L+5.00%, Floor 1.00%)	2/3/2023	1,476	1,473	1,481

U.S. TelePacific Corp.	(11)	May 17, 2017	Provider of Communications and Managed Services
				Secured Debt	(9)		7.00% (L+6.00%, Floor 1.00%)	5/2/2023	12,500	12,364	11,564

USA DeBusk LLC	(10)	October 22, 2019	Provider of Industrial Cleaning Services
				Secured Debt	(9)		6.75% (L+5.75%, Floor 1.00%)	10/22/2024	16,548	16,321	16,548

Vida Capital, Inc	(11)	October 10, 2019	Alternative Asset Manager
				Secured Debt			6.10% (L+6.00%)	10/1/2026	7,031	6,949	6,785

Vistar Media, Inc.	(10)	February 17, 2017	Operator of Digital Out-of-Home Advertising Platform
				Secured Debt	(9)		12.00% (L+10.00%, Floor 2.00%)	4/3/2023	4,652	4,561	4,652
				Preferred Stock		70,207				767	1,273
				Warrants	(25)	69,675		4/3/2029		-	1,290
										5,328	7,215
Volusion, LLC		January 26, 2015	Provider of Online Software-as-a-Service eCommerce Solutions
				Secured Debt	(17)		11.50%	1/26/2020	8,672	8,663	8,672
				Unsecured Convertible Debt			8.00%	11/16/2023	175	175	175
				Preferred Member Units		2,090,001				6,000	2,570
				Warrants	(27)	784,867		1/26/2025		1,104	-
										15,942	11,417

MSC Income Fund, Inc.

Consolidated Schedule of Investments (Continued)

June 30, 2021

(dollars in thousands)

(unaudited)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)		Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
YS Garments, LLC	(11)	August 22, 2018	Designer and Provider of Branded Activewear
				Secured Debt	(9)		7.00% (L+6.00%, Floor 1.00%)	8/9/2024	6,564	6,525	6,293

Subtotal Non-Control/Non-Affiliate Investments (128.3% of net assets at fair value)										$805,788	$768,018
Total Portfolio Investments, June 30, 2021 (162.4% of net assets at fair value)										$974,117	$972,003

Short Term Investments (34)

USBank Money Market Account (35)										$5,363	$5,363

Total Short Term Investments										$5,363	$5,363

(1)

All investments are Lower Middle Market portfolio investments, unless otherwise noted. See Note C for a description of Lower Middle Market portfolio investments. All of the Company’s investments, unless otherwise noted, are encumbered either as security for one of the Company’s Credit Facilities.

(2)	Debt investments are income producing, unless otherwise noted. Equity and warrants are non-income producing, unless otherwise noted.
(3)	See Note C and Schedule 12-14 for a summary of geographic location of portfolio companies.
(4)	Principal is net of repayments. Cost is net of repayments and accumulated unearned income.
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
(9)

Index based floating interest rate is subject to contractual minimum interest rate. A majority of the variable rate loans in the Company’s investment portfolio bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically resets semi-annually, quarterly, or monthly at the borrower’s option. The borrower may also elect to have multiple interest reset periods for each loan. For each such loan, the Company has provided the weighted average annual stated interest rate in effect at June 30, 2021. As noted in this schedule, 82% of the loans (based on the par amount) contain LIBOR floors which range between 0.63% and 2.00%, with a weighted-average LIBOR floor of approximately 1.08%.

(10)	Private Loan portfolio investment. See Note C for a description of Private Loan portfolio investments.
(11)	Middle Market portfolio investment. See Note C for a description of Middle Market portfolio investments.
(12)	Other Portfolio investment. See Note C for a description of Other Portfolio investments.
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

MSC Income Fund, Inc.

Consolidated Schedule of Investments (Continued)

June 30, 2021

(dollars in thousands)

(unaudited)

addition to the estimated amount of terminal principal payment. We monitor the anticipated cash flows from our CLO equity position and adjust our effective yield periodically as needed on a prospective basis. The estimated yield and investment cost may ultimately not be realized.

(17)	Maturity date is under on-going negotiations with the portfolio company and other lenders, if applicable.
(18)	Investment fair value was determined using significant unobservable inputs, unless otherwise noted. See Note C for further discussion.
(19)	PIK interest income and cumulative dividend income represent income not paid currently in cash.
(20)	All portfolio company headquarters are based in the United States, unless otherwise noted.
(21)	Portfolio company headquarters are located outside of the United States.
(22)	Not used
(23)	Not used
(24)	Investment date represents the date of initial investment in the portfolio company.
(25)	Warrants are presented in equivalent shares with a strike price of $10.92 per share.
(26)	Warrants are presented in equivalent units with a strike price of $14.28 per unit.
(27)	Warrants are presented in equivalent shares/units with a strike price of $0.01 per share/unit.
(28)	Not used
(29)	Not used
(30)	Shares/Units represent ownership in an underlying Real Estate or HoldCo entity.
(31)	Investment is not unitized. Presentation is made in percent of fully diluted ownership unless otherwise indicated.
(32)	Not used
(33)	Not used
(34)

Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less. These short term investments are included as Cash and cash equivalents.

(35)	Effective yield as of June 30, 2021 was approximately 0.05% at US Bank Money Market Account

MSC Income Fund

Consolidated Schedule of Investments

December 31, 2020

(dollars in thousands)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)		Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Control Investments (5)

Copper Trail Fund Investments	(12) (13)	July 17, 2017	Investment Partnership
				LP Interests (CTMH, LP)	(31)	38.8%				$872	$747

GRT Rubber Technologies LLC ("GRT")		December 19, 2014	Manufacturer of Engineered Rubber Products
				Secured Debt			7.15% (L+7.00%)	12/31/2023	$8,262	8,246	8,262
				Member Units	(8)	2,896				6,435	22,120
										14,681	30,382

Harris Preston Fund Investments	(12) (13)	October 1, 2017	Investment Partnership
				LP Interests (2717 MH, L.P.)	(31)	49.3%				2,599	2,702

Subtotal Control Investments (5.8% of net assets at fair value)										$18,152	$33,831

Affiliate Investments (6)
AFG Capital Group, LLC		November 7, 2014	Provider of Rent-to-Own Financing Solutions and Services
				Secured Debt			10.00%	5/25/2022	123	123	123
				Preferred Member Units		46				300	1,450
										423	1,573

Analytical Systems Keco, LLC		August 16, 2019	Manufacturer of Liquid and Gas Analyzers
				Secured Debt	(9)		12.00% (L+10.00%, Floor 2.00%)	8/16/2024	1,289	1,180	1,180
				Preferred Member Units		800				800	800
				Warrants	(27)	105		8/16/2029		79	-
										2,059	1,980

Brewer Crane Holdings, LLC		January 9, 2018	Provider of Crane Rental and Operating Services
				Secured Debt	(9)		11.00% (L+10.00%, Floor 1.00%)	1/9/2023	2,139	2,119	2,119
				Preferred Member Units	(8)	737				1,070	1,460
										3,189	3,579

Centre Technologies Holdings, LLC		January 4, 2019	Provider of IT Hardware Services and Software Solutions
				Secured Debt	(9)		12.00% (L+10.00%, Floor 2.00%)	1/4/2024	2,907	2,868	2,868
				Preferred Member Units		3,174				1,460	1,540
										4,328	4,408

MSC Income Fund

Consolidated Schedule of Investments (Continued)

December 31, 2020

(dollars in thousands)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)		Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Chamberlin Holding LLC		February 26, 2018	Roofing and Waterproofing Specialty Contractor
				Secured Debt	(9)		9.00% (L+8.00%, Floor 1.00%)	2/26/2023	3,803	3,745	3,803
				Member Units	(8)	1,087				2,860	7,020
				Member Units	(8) (30)	1				330	318
										6,935	11,141

Charlotte Russe, Inc	(11)	May 28, 2013	Fast-Fashion Retailer to Young Women
				Common Stock		14,973				2,470	-

Charps, LLC		February 3, 2017	Pipeline Maintenance and Construction
				Secured Debt			15.00%	6/5/2022	167	167	167
				Preferred Member Units	(8)	400				100	2,630
										267	2,797

Clad-Rex Steel, LLC		December 20, 2016	Specialty Manufacturer of Vinyl-Clad Metal
				Secured Debt	(9)		10.50% (L+9.50%, Floor 1.00%)	12/20/2021	2,720	2,706	2,706
				Member Units	(8)	179				1,820	2,153
				Secured Debt	(30)		10.00%	12/20/2036	278	275	275
				Member Units	(30)	200				53	132
										4,854	5,266

Cody Pools, Inc.		March 6, 2020	Designer of Residential and Commercial Pools
				Secured Debt	(9)		12.25% (L+10.50%, Floor 1.75%)	3/6/2025	3,554	3,488	3,554
				Preferred Member Units		147				2,079	3,740
										5,567	7,294

Copper Trail Fund Investments	(12) (13)	July 17, 2017	Investment Partnership
				LP Interests (Copper Trail Energy Fund I, LP)	(8) (31)	12.4%				2,161	1,782

Digital Products Holdings LLC		April 1, 2018	Designer and Distributor of Consumer Electronics
				Secured Debt	(9)		11.00% (L+10.00%, Floor 1.00%)	4/1/2023	4,543	4,493	4,493
				Preferred Member Units	(8)	964				2,375	2,459
										6,868	6,952

Direct Marketing Solutions, Inc.		February 13, 2018	Provider of Omni-Channel Direct Marketing Services
				Secured Debt	(9)		12.00% (L+11.00%, Floor 1.00%)	2/13/2023	3,772	3,717	3,717
				Preferred Stock		2,100				2,100	4,840
										5,817	8,557

MSC Income Fund

Consolidated Schedule of Investments (Continued)

December 31, 2020

(dollars in thousands)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)		Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Freeport Financial Funds	(12) (13)	July 31, 2015	Investment Partnership
				LP Interests (Freeport First Lien Loan Fund III LP)	(8) (31)	6.0%				10,785	10,321

Gamber-Johnson Holdings, LLC ("GJH")		June 24, 2016	Manufacturer of Ruggedized Computer Mounting Systems
				Secured Debt	(9)		9.00% (L+7.00%, Floor 2.00%)	6/24/2021	4,960	4,935	4,960
				Member Units	(8)	9,042				3,711	13,120
										8,646	18,080

Gulf Publishing Holdings, LLC		April 29, 2016	Energy Industry Focused Media and Publishing
				Secured Debt	(9) (17) (19)		10.50% (5.25% Cash, 5.25% PIK) (L+9.50%, Floor 1.00%)	9/30/2020	63	63	63
				Secured Debt	(19)		12.50% (6.25% Cash, 6.25% PIK)	4/29/2021	3,269	3,264	2,988
				Member Units		920				920	-
										4,247	3,051

Harris Preston Fund Investments	(12) (13)	August 9, 2017	Investment Partnership
				LP Interests (HPEP 3, L.P.)	(31)	8.2%				3,071	3,258

Hawk Ridge Systems, LLC	(13)	December 2, 2016	Value-Added Reseller of Engineering Design and Manufacturing Solutions
				Secured Debt			11.00%	12/2/2023	3,350	3,335	3,350
				Preferred Member Units	(8)	56				713	2,008
				Preferred Member Units	(30)	56				38	105
										4,086	5,463

J&J Services, Inc.		October 31, 2019	Provider of Dumpster and Portable Toilet Rental Services
				Secured Debt			11.50%	10/31/2024	3,200	3,150	3,200
				Preferred Stock		695				1,771	3,170
										4,921	6,370

Kickhaefer Manufacturing Company, LLC		October 31, 2018	Precision Metal Parts Manufacturing
				Secured Debt			11.50%	10/31/2023	5,604	5,500	5,500
				Member Units		145				3,060	3,060
				Secured Debt			9.00%	10/31/2048	988	978	978
				Member Units	(8) (30)	200				248	290
										9,786	9,828

MSC Income Fund

Consolidated Schedule of Investments (Continued)

December 31, 2020

(dollars in thousands)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)		Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Market Force Information, LLC		July 28, 2017	Provider of Customer Experience Management Services
				Secured Debt	(14) (19)		12.00% PIK	7/28/2023	6,520	6,463	3,391
				Member Units		185,980				4,160	-
										10,623	3,391

MH Corbin Holding LLC		August 31, 2015	Manufacturer and Distributor of Traffic Safety Products
				Secured Debt	(19)		13.00% (10.00% Cash, 3.00% PIK)	3/31/2022	2,143	2,131	2,070
				Preferred Member Units		16,500				1,100	590
				Preferred Member Units		1,000				1,500	-
										4,731	2,660

Mystic Logistics Holdings, LLC		August 18, 2014	Logistics and Distribution Services Provider for Large Volume Mailers
				Secured Debt			12.00%	1/17/2022	1,683	1,682	1,682
				Common Stock	(8)	1,468				680	2,248
										2,362	3,930

NexRev LLC		February 28, 2018	Provider of Energy Efficiency Products & Services
				Secured Debt			11.00%	2/28/2023	4,274	4,231	4,177
				Preferred Member Units	(8)	21,600,000				1,720	370
										5,951	4,547

NuStep, LLC		January 31, 2017	Designer, Manufacturer and Distributor of Fitness Equipment
				Secured Debt			12.00%	1/31/2022	4,310	4,288	4,288
				Preferred Member Units		102				2,550	2,700
										6,838	6,988

Project BarFly, LLC	(10)	August 31, 2015	Casual Restaurant Group
				Member Units		12				528	528

SI East, LLC		August 31, 2018	Rigid Industrial Packaging Manufacturing
				Secured Debt			9.50%	8/31/2023	10,988	10,884	10,986
				Preferred Member Units	(8)	52				2,000	3,260
										12,884	14,246

Tedder Industries, LLC		August 31, 2018	Manufacturer of Firearm Holsters and Accessories	Secured Debt			12.00%	8/31/2023	4,100	4,023	4,025
				Preferred Member Units		120				2,034	2,034
										6,057	6,059

MSC Income Fund

Consolidated Schedule of Investments (Continued)

December 31, 2020

(dollars in thousands)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)		Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Trantech Radiator Topco, LLC		May 31, 2019	Transformer Cooling Products and Services
				Secured Debt			12.00%	5/31/2024	2,180	2,122	2,131
				Common Stock	(8)	154				1,164	1,510
										3,286	3,641

Subtotal Affiliate Investments (27.2% of net assets at fair value)										$143,740	$157,690

Non-Control/Non-Affiliate Investments (7)

AAC Holdings, Inc.	(11)	June 30, 2017	Substance Abuse Treatment Service Provider
				Secured Debt	(19)		18.00% (10.00% Cash, 8.00% PIK)	6/25/2025	3,354	2,998	2,998
				Common Stock		593,927				3,148	3,148
				Warrants	(27)	197,717		12/11/2025		-	1,048
										6,146	7,194

Adams Publishing Group, LLC	(10)	November 19, 2015	Local Newspaper Operator
				Secured Debt	(9)		8.75% (L+7.00%, Floor 1.75%)	7/3/2023	5,863	5,742	5,813

ADS Tactical, Inc.	(10)	March 7, 2017	Value-Added Logistics and Supply Chain Provider to the Defense Industry
				Secured Debt	(9)		7.00% (L+6.25%, Floor 0.75%)	7/26/2023	15,659	15,700	15,659

Aethon United BR LP	(10)	September 8, 2017	Oil & Gas Exploration & Production
				Secured Debt	(9)		7.75% (L+6.75%, Floor 1.00%)	9/8/2023	7,000	6,938	6,852

American Nuts, LLC	(10)	April 10, 2018	Roaster, Mixer and Packager of Bulk Nuts and Seeds
				Secured Debt	(9)		9.00% (L+8.00%, Floor 1.00%)	4/10/2023	12,128	11,916	12,109
American Teleconferencing Services, Ltd.	(11)	May 19, 2016	Provider of Audio Conferencing and Video Collaboration Solutions
				Secured Debt	(9)		7.50% (L+6.50%, Floor 1.00%)	6/8/2023	14,125	13,803	6,568

American Trailer Rental Group LLC		June 7, 2017	Provider of Short-term Trailer and Container Rental
				Member Units	(30)	18,373				2,149	4,000

APTIM Corp.	(11)	August 17, 2018	Engineering, Construction & Procurement
				Secured Debt			7.75%	6/15/2025	6,952	6,356	5,434

MSC Income Fund

Consolidated Schedule of Investments (Continued)

December 31, 2020

(dollars in thousands)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)		Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Arcus Hunting LLC	(10)	January 6, 2015	Manufacturer of Bowhunting and Archery Products and Accessories
				Secured Debt	(9)		11.00% (L+10.00%, Floor 1.00%)	3/31/2021	5,504	5,455	5,504

ASC Ortho Management Company, LLC	(10)	August 31, 2018	Provider of Orthopedic Services
				Secured Debt	(9)		8.50% (L+7.50%, Floor 1.00%)	8/31/2023	5,206	5,151	5,149
				Secured Debt	(19)		13.25% PIK	12/1/2023	2,047	2,011	2,047
										7,162	7,196

ATX Networks Corp.	(11) (13) (21)	June 30, 2015	Provider of Radio Frequency Management Equipment
				Secured Debt	(9) (19)		8.75% (7.25% Cash, 1.50% PIK) (1.50% PIK + L+6.25%, Floor 1.00%)	12/31/2023	13,435	13,338	12,293

BBB Tank Services, LLC		April 8, 2016	Maintenance, Repair and Construction Services to the Above-Ground Storage Tank Market
				Unsecured Debt	(9)		12.00% (L+11.00%, Floor 1.00%)	4/8/2021	1,200	1,200	1,177
				Preferred Stock (non-voting)	(8) (19)		15.00% PIK			38	38
				Member Units		200,000				200	70
										1,438	1,285

Berry Aviation, Inc.	(10)	July 6, 2018	Charter Airline Services
				Secured Debt	(19)		12.00% (10.50% Cash, 1.5% PIK)	1/6/2024	4,618	4,575	4,618
				Preferred Member Units	(8) (19) (30)	122,416	16.00% PIK			143	143
				Preferred Member Units	(19) (30)	1,548,387	8.00% PIK			1,548	904
										6,266	5,665

BigName Commerce, LLC	(10)	May 11, 2017	Provider of Envelopes and Complimentary Stationery Products
				Secured Debt	(9)		8.25% (L+7.25%, Floor 1.00%)	5/11/2022	2,037	2,030	2,004

Binswanger Enterprises, LLC	(10)	March 10, 2017	Glass Repair and Installation Service Provider
				Secured Debt	(9)		9.50% (L+8.50%, Floor 1.00%)	3/9/2022	12,958	12,801	12,958
				Member Units		1,050,000				1,050	670
										13,851	13,628

MSC Income Fund

Consolidated Schedule of Investments (Continued)

December 31, 2020

(dollars in thousands)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)		Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
BLST Operating Company, LLC.	(11)	December 19, 2013	Multi-Channel Retailer of General Merchandise
				Secured Debt	(9)		10.00% (L+8.50%, Floor 1.50%)	8/28/2025	6,304	6,304	6,304
				Common Stock		700				-	-
										6,304	6,304

Boccella Precast Products LLC		June 30, 2017	Manufacturer of Precast Hollow Core Concrete
				Member Units	(8)	564,000				564	1,510

Brightwood Capital Fund Investments	(12) (13)	July 21, 2014	Investment Partnership
				LP Interests (Brightwood Capital Fund III, LP)	(8) (31)	1.2%				3,695	2,867
				LP Interests (Brightwood Capital Fund IV, LP)	(8) (31)	0.5%				10,037	9,490
										13,732	12,357

Buca C, LLC		June 30, 2015	Casual Restaurant Group
				Secured Debt	(9) (17)		10.25% (L+9.25%, Floor 1.00%)	6/30/2020	12,670	12,670	9,504
				Preferred Member Units	(8) (19)	4	6.00% PIK			3,040	-
										15,710	9,504

Cadence Aerospace LLC	(10)	November 14, 2017	Aerostructure Manufacturing
				Secured Debt	(9) (19)		9.50% (4.25% Cash, 5.25% PIK) (5.25% PIK + L+3.25%, Floor 1.00%)	11/14/2023	19,687	19,538	18,732

CAI Software LLC		October 10, 2014	Provider of Specialized Enterprise Resource Planning Software
				Secured Debt			12.50%	12/7/2023	2,086	2,101	2,086
				Member Units	(8)	16,742				188	1,510
										2,289	3,596

Cenveo Corporation	(11)	September 4, 2015	Provider of Digital Marketing Agency Services
				Secured Debt	(9)		10.50% (L+9.50%, Floor 1.00%)	6/7/2023	4,117	3,929	3,849
				Common Stock		138,889				4,163	2,049
										8,092	5,898

Chisholm Energy Holdings, LLC	(10)	May 15, 2019	Oil & Gas Exploration & Production
				Secured Debt	(9)		7.75% (L+6.25%, Floor 1.50%)	5/15/2026	3,571	3,512	3,274

Clarius BIGS, LLC
	(10)	September 23, 2014	Prints & Advertising Film Financing
				Secured Debt	(14) (17) (19)		15.00% PIK	1/5/2015	2,849	2,498	31

MSC Income Fund

Consolidated Schedule of Investments (Continued)

December 31, 2020

(dollars in thousands)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)		Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Classic H&G Holdings, LLC		March 12, 2020	Provider of Engineered Packaging Solutions
				Secured Debt			12.00%	3/12/2025	6,200	6,033	6,200
				Preferred Member Units	(8)	39				1,440	2,380
										7,473	8,580

Clickbooth.com, LLC	(10)	December 5, 2017	Provider of Digital Advertising Performance Marketing Solutions
				Secured Debt	(9)		9.50% (L+8.50%, Floor 1.00%)	1/31/2025	7,850	7,731	7,850

Copper Trail Fund Investments	(12) (13)	July 17, 2017
			Investment Partnership	LP Interests (CTEF I, LP)		375				-	67

Corel Corporation	(11) (13) (21)	July 13, 2020	Publisher of Desktop and Cloud-based Software
				Secured Debt			5.23% (L+5.00%)	7/2/2026	1,962	1,866	1,934

Datacom, LLC		May 30, 2014	Technology and Telecommunications Provider
				Secured Debt	(14)		8.00%	5/31/2021	200	200	179
				Secured Debt	(14) (19)		10.50% PIK	5/31/2021	1,376	1,369	1,159
				Class A Preferred Member Units		-				144	-
				Class B Preferred Member Units		717				670	-
										2,383	1,338

Digital River, Inc.	(11)	February 24, 2015	Provider of Outsourced e-Commerce Solutions and Services
				Secured Debt	(9)		8.00% (L+7.00%, Floor 1.00%)	2/12/2023	8,377	8,344	8,335

DTE Enterprises, LLC	(10)	April 13, 2018	Industrial Powertrain Repair and Services
				Secured Debt	(9)		10.00% (L+8.50%, Floor 1.50%)	4/13/2023	9,324	9,225	9,011
				Class AA Preferred Member Units (non-voting)	(8) (19)		10.00% PIK			951	951
				Class A Preferred Member Units		776,316				776	880
										10,952	10,842

Dynamic Communities, LLC	(10)	July 17, 2018	Developer of Business Events and Online Community Groups
				Secured Debt	(9) (19)		12.50% (6.25% Cash, 6.25% PIK) (L+11.50%, Floor 1.00%)	7/17/2023	5,425	5,364	5,020

MSC Income Fund

Consolidated Schedule of Investments (Continued)

December 31, 2020

(dollars in thousands)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)		Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
EPIC Y-Grade Services, LP	(11)	June 22, 2018	NGL Transportation & Storage
				Secured Debt	(9)		7.00% (L+6.00%, Floor 1.00%)	6/30/2027	6,944	6,855	5,798

GoWireless Holdings, Inc.	(11)	December 31, 2017	Provider of Wireless Telecommunications Carrier Services
				Secured Debt	(9)		7.50% (L+6.50%, Floor 1.00%)	12/22/2024	14,083	13,998	13,970

Gexpro Services	(10)	February 24, 2020	Distributor of Industrial and Specialty Parts
				Secured Debt	(9)		8.00% (L+6.50%, Floor 1.50%)	2/24/2025	12,506	12,202	12,408

HDC/HW Intermediate Holdings	(10)	December 21, 2018	Managed Services and Hosting Provider
				Secured Debt	(9)		8.50% (L+7.50%, Floor 1.00%)	12/21/2023	1,951	1,926	1,883

Hunter Defense Technologies, Inc.	(10)	March 29, 2018	Provider of Military and Commercial Shelters and Systems
				Secured Debt	(9)		8.00% (L+7.00%, Floor 1.00%)	3/29/2023	16,583	16,416	16,583

HW Temps LLC		July 2, 2015	Temporary Staffing Solutions
				Secured Debt			12.00%	3/29/2023	2,450	2,420	2,248

Hyperion Materials & Technologies, Inc.	(11) (13)	September 12, 2019	Manufacturer of Cutting and Machine Tools & Specialty Polishing Compounds
				Secured Debt	(9)		6.50% (L+5.50%, Floor 1.00%)	8/28/2026	7,425	7,299	6,938

Implus Footcare, LLC	(10)	June 1, 2017	Provider of Footwear and Related Accessories
				Secured Debt	(9)		8.75% (L+7.75%, Floor 1.00%)	4/30/2024	17,264	17,113	15,694

Independent Pet Partners Intermediate Holdings, LLC	(10)	November 20, 2018	Omnichannel Retailer of Specialty Pet Products
				Secured Debt	(19)		6.00% PIK	11/20/2023	9,944	8,992	8,992
				Preferred Stock (non-voting)						2,470	2,470
				Preferred Stock (non-voting)						-	-
				Member Units		1,191,667				1,192	-
										12,654	11,462

Industrial Services Acquisition, LLC	(10)	June 17, 2016	Industrial Cleaning Services
				Unsecured Debt	(19)		13.00% (6.00% Cash, 7.00% PIK)	12/17/2022	12,892	12,871	12,892
				Preferred Member Units	(8) (19) (30)	336	10.00% PIK			202	202
				Preferred Member Units	(8) (19) (30)	187	20.00% PIK			124	124
				Member Units	(30)	2,100				2,100	1,237
										15,297	14,455

MSC Income Fund

Consolidated Schedule of Investments (Continued)

December 31, 2020

(dollars in thousands)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)		Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Interface Security Systems, L.L.C	(10)	August 7, 2019	Commercial Security & Alarm Services
				Secured Debt	(9) (19)		11.75% (8.75% Cash, 3.00% PIK) (3.00% PIK + L+7.00%, Floor 1.75%)	8/7/2023	7,266	7,168	7,266

Intermedia Holdings, Inc.	(11)	August 3, 2018	Unified Communications as a Service
				Secured Debt	(9)		7.00% (L+6.00%, Floor 1.00%)	7/19/2025	3,480	3,456	3,478

Invincible Boat Company, LLC.	(10)	August 28, 2019	Manufacturer of Sport Fishing Boats
				Secured Debt	(9)		8.00% (L+6.50%, Floor 1.50%)	8/28/2025	8,876	8,797	8,876

Isagenix International, LLC	(11)	June 21, 2018	Direct Marketer of Health & Wellness Products
				Secured Debt	(9)		6.75% (L+5.75%, Floor 1.00%)	6/14/2025	5,572	5,533	3,130

Jackmont Hospitality, Inc.	(10)	May 26, 2015	Franchisee of Casual Dining Restaurants
				Secured Debt	(9)		7.75% (L+6.75%, Floor 1.00%)	5/26/2021	7,908	7,906	6,315

Joerns Healthcare, LLC	(11)	April 3, 2013	Manufacturer and Distributor of Health Care Equipment & Supplies
				Secured Debt	(9)		7.00% (L+6.00%, Floor 1.00%)	8/21/2024	3,336	3,294	3,336
				Common Stock		392,514				3,678	2,322
										6,972	5,658

Kemp Technologies Inc.	(10)	June 27, 2019	Provider of Application Delivery Controllers
				Secured Debt	(9)		7.50% (L+6.50%, Floor 1.00%)	3/29/2024	7,388	7,280	7,388

Knight Energy Services LLC	(11)	November 14, 2018	Oil and Gas Equipment & Services
				Secured Debt	(17) (19)		8.50% PIK	2/9/2024	828	882	745
				Common Stock		25,692				1,843	-
										2,725	745

Kore Wireless Group Inc.	(11)	December 31, 2018	Mission Critical Software Platform
				Secured Debt			5.75% (L+5.50%)	12/20/2024	6,000	5,979	5,917

Larchmont Resources, LLC	(11)	August 13, 2013	Oil & Gas Exploration & Production
				Secured Debt	(9) (19)		11.00% PIK (L+10.00% PIK, Floor 1.00%)	8/9/2021	3,715	3,780	1,672
				Member Units	(30)	4,806				601	192
										4,381	1,864

MSC Income Fund

Consolidated Schedule of Investments (Continued)

December 31, 2020

(dollars in thousands)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)		Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Laredo Energy VI, LP	(10)	January 15, 2019	Oil & Gas Exploration & Production
				Member Units		1,155,952				11,560	10,238

Lightbox Holdings, L.P.	(11)	May 23, 2019	Provider of Commercial Real Estate Software
				Secured Debt			5.15% (L+5.00%)	5/9/2026	4,925	4,864	4,777

LL Management, Inc.	(10)	May 2, 2019	Medical Transportation Service Provider
				Secured Debt	(9)		8.25% (L+7.25%, Floor 1.00%)	9/25/2023	13,581	13,485	13,581

Logix Acquisition Company, LLC	(10)	June 24, 2016	Competitive Local Exchange Carrier
				Secured Debt	(9)		6.75% (L+5.75%, Floor 1.00%)	12/22/2024	12,620	12,560	11,673

LSF9 Atlantis Holdings, LLC	(11)	May 17, 2017	Provider of Wireless Telecommunications Carrier Services
				Secured Debt	(9)		7.00% (L+6.00%, Floor 1.00%)	5/1/2023	12,600	12,555	12,561

Lulu's Fashion Lounge, LLC	(10)	August 31, 2017	Fast Fashion E-Commerce Retailer
				Secured Debt	(9) (19)		10.50% (8.00% Cash, 2.50% PIK) (2.50% PIK + L+7.00%, Floor 1.00%)	8/28/2022	5,622	5,539	4,807

Lynx FBO Operating LLC	(10)	September 30, 2019	Fixed Based Operator in the General Aviation Industry
				Secured Debt	(9)		7.25% (L+5.75%, Floor 1.50%)	9/30/2024	13,613	13,370	13,521
				Member Units		3,704				500	594
										13,870	14,115

Mac Lean-Fogg Company	(10)	April 22, 2019	Manufacturer and Supplier for Auto and Power Markets
				Secured Debt	(9)		5.63% (L+5.00%, Floor 0.625%)	12/22/2025	7,375	7,332	7,375
				Preferred Stock	(8) (19)		13.75% (4.50% Cash, 9.25% PIK)		1	793	780
										8,125	8,155

Mills Fleet Farm Group, LLC	(10)	October 24, 2018	Omnichannel Retailer of Work, Farm and Lifestyle Merchandise
				Secured Debt	(9)		7.00% (L+6.00%, Floor 1.00%)	10/24/2024	13,875	13,599	13,623

NinjaTrader, LLC	(10)	December 18, 2019	Operator of Futures Trading Platform
				Secured Debt	(9)		8.25% (L+6.75%, Floor 1.50%)	12/18/2024	16,875	16,520	16,828

MSC Income Fund

Consolidated Schedule of Investments (Continued)

December 31, 2020

(dollars in thousands)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)		Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
NNE Partners, LLC	(10)	March 2, 2017	Oil & Gas Exploration & Production
				Secured Debt	(19)		9.48% (4.75% Cash, 4.50% PIK) (4.50% PIK + L+4.75%)	12/31/2023	20,649	20,590	18,331

Novetta Solutions, LLC	(11)	June 21, 2017	Provider of Advanced Analytics Solutions for Defense Agencies
				Secured Debt	(9)		6.00% (L+5.00%, Floor 1.00%)	10/17/2022	14,668	14,504	14,638

NTM Acquisition Corp.	(11)	July 12, 2016	Provider of B2B Travel Information Content
				Secured Debt	(9) (19)		8.25% (7.25% Cash, 1.00% PIK) (1.00% PIK + L+6.25%, Floor 1.00%)	6/7/2024	4,347	4,332	3,912

PricewaterhouseCoopers Public Sector LLP	(11)	May 24, 2018	Provider of Consulting Services to Governments
				Secured Debt			8.15% (L+8.00%)	5/1/2026	14,100	14,063	14,100

RM Bidder, LLC	(10)	November 12, 2015	Scripted and Unscripted TV and Digital Programming Provider
				Warrants	(26)	218,601		10/20/2025		284	-
				Member Units		1,854				31	17
										315	17

Salient Partners L.P.	(11)	June 25, 2015	Provider of Asset Management Services
				Secured Debt	(9)		7.00% (L+6.00%, Floor 1.00%)	8/31/2021	6,450	6,505	4,542

Signal Peak CLO 7, Ltd. (Mariner)	(12) (13)	May 8, 2019	Structured Finance
				Subordinated Structured Notes			8.30%	4/30/2032	25,935	21,705	19,300

Slick Innovations, LLC		September 13, 2018	Text Message Marketing Platform
				Secured Debt			13.00%	9/13/2023	1,430	1,241	1,430
				Common Stock		17,500				175	330
				Warrants	(27)	4,521		9/13/2028		45	90
										1,461	1,850

TGP Holdings III LLC	(11)	September 30, 2017	Outdoor Cooking & Accessories
				Secured Debt	(9)		9.50% (L+8.50%, Floor 1.00%)	9/25/2025	5,000	5,000	4,825

The Pasha Group	(11)	February 2, 2018	Diversified Logistics and Transportation Provided
				Secured Debt	(9)		9.00% (L+8.00%, Floor 1.00%)	1/26/2023	7,031	6,916	6,451

USA DeBusk LLC	(10)	October 22, 2019	Provider of Industrial Cleaning Services
				Secured Debt	(9)		6.75% (L+5.75%, Floor 1.00%)	10/22/2024	16,632	16,373	16,394

MSC Income Fund

Consolidated Schedule of Investments (Continued)

December 31, 2020

(dollars in thousands)

Portfolio Company (1) (20)		Investment Date (24)	Business Description	Type of Investment (2) (3) (15)		Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
U.S. TelePacific Corp.	(11)	September 14, 2016	Provider of Communications and Managed Services
				Secured Debt	(9)		6.50% (L+5.50%, Floor 1.00%)	5/2/2023	12,500	12,329	11,328

Vida Capital, Inc	(11)	October 10, 2019	Alternative Asset Manager
				Secured Debt			6.15% (L+6.00%)	10/1/2026	7,238	7,145	7,002

Vistar Media, Inc.	(10)	February 17, 2017	Operator of Digital Out-of-Home Advertising Platform
				Secured Debt	(9) (19)		12.00% (8.50% Cash, 3.50% PIK) (3.50% PIK + L+7.50%, Floor 1.00%)	4/3/2023	4,656	4,550	4,656
				Preferred Stock		70,207				767	910
				Warrants	(25)	69,675		4/3/2029		-	920
										5,317	6,486

Volusion, LLC		January 26, 2015	Provider of Online Software-as-a-Service eCommerce Solutions
				Secured Debt	(17)		11.50%	1/26/2020	8,672	8,646	8,247
				Unsecured Convertible Debt			8.00%	11/16/2023	175	175	124
				Preferred Member Units		2,090,001				6,000	2,570
				Warrants	(27)	784,867		1/26/2025		1,104	-
										15,925	10,941

White Cap Parent, LLC	(10)	December 29, 2016	Distribution Platform of Specialty Construction Materials to Professional Concrete and Masonry Contractors
				Member Units						5,637	8,617

YS Garments, LLC	(11)	August 22, 2018	Designer and Provider of Branded Activewear
				Secured Debt	(9)		7.00% (L+6.00%, Floor 1.00%)	8/9/2024	6,998	6,951	6,457

Subtotal Non-Control/Non-Affiliate Investments (109.4% of net assets at fair value)										$678,764	$634,001

Total Portfolio Investments, December 31, 2020 (142.4% of net assets at fair value)										$840,656	$825,522

Short Term Investments (33)

Fidelity Institutional Money Market Funds (34)				Prime Money Market Portfolio						$3,989	$3,989

US Bank Money Market Account (34)										40,217	40,217

Total Short Term Investments										$44,206	$44,206

MSC Income Fund

Consolidated Schedule of Investments (Continued)

December 31, 2020

(dollars in thousands)

(1)

All investments are Lower Middle Market portfolio investments, unless otherwise noted. See Note C for a description of Lower Middle Market portfolio investments. All of the Company’s investments, unless otherwise noted, are encumbered either as security for the Company’s Credit Facility.

(2)	Debt investments are income producing, unless otherwise noted. Equity and warrants are non-income producing, unless otherwise noted.
(3)	See Note C and Schedule 12-14 for a summary of geographic location of portfolio companies.
(4)	Principal is net of repayments. Cost is net of repayments and accumulated unearned income.
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

(7)	Non-Control/Non-Affiliate investments are defined by the 1940 Act as investments that are neither Control investments nor Affiliate investments.
(8)	Income producing through dividends or distributions.
(9)	Index based floating interest rate is subject to contractual minimum interest rate, or floors.
(10)	Private Loan portfolio investment. See Note C for a description of Private Loan portfolio investments.
(11)	Middle Market portfolio investment. See Note C for a description of Middle Market portfolio investments.
(12)	Other Portfolio investment. See Note C for a description of Other Portfolio investments.
(13)

Investment is not a qualifying asset as defined under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets.

(14)	Non-accrual and non-income producing investment.
(15)	All of the Company’s portfolio investments are generally subject to restrictions on resale as “restricted securities.”
(16)	Not used
(17)	Maturity date is under on-going negotiations with the portfolio company and other lenders, if applicable.
(18)	Investment fair value was determined using significant unobservable inputs, unless otherwise noted. See Note C for further discussion.
(19)	PIK interest income and cumulative dividend income represent income not paid currently in cash.
(20)	All portfolio company headquarters are based in the United States, unless otherwise noted.
(21)	Portfolio company headquarters are located outside of the United States.
(22)	Not used
(23)	Not used
(24)	Investment date represents the date of initial investment in the portfolio company.
(25)	Warrants are presented in equivalent shares with a strike price of $10.92 per share.
(26)	Warrants are presented in equivalent units with a strike price of $14.28 per unit.
(27)	Warrants are presented in equivalent shares/units with a strike price of $0.01 per share/unit.
(28)	Not used
(29)	Not used
(30)	Shares/Units represent ownership in an underlying Real Estate or HoldCo entity.
(31)	Investment is not unitized. Presentation is made in percent of fully diluted ownership unless otherwise indicated.
(32)	Not used
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

MSC Income Fund, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE A—ORGANIZATION AND BASIS OF PRESENTATION

1.           Organization

MSC Income Fund, Inc. (formerly known as HMS Income Fund, Inc. through October 30, 2020) (“MSC Income Fund” and collectively with its consolidated subsidiaries, the “Company”) was formed as a Maryland corporation on November 28, 2011 under the General Corporation Law of the State of Maryland. The Company is an externally managed, non-diversified closed-end management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). MSC Income Fund has elected to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As a result, MSC Income Fund generally will not pay corporate-level U.S. federal income taxes on any net ordinary taxable income or capital gains that it distributes to its stockholders.

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

MSC Income Fund has six wholly owned subsidiaries. HMS Funding I LLC (“HMS Funding”), MSIF Funding LLC (“MSIF Funding”), MSC Equity Holding, LLC (“MSC Equity Holding”) (formerly known as HMS Equity Holding, LLC) and MSC California Holdings GP LLC (“MSC California Holdings GP”) (formerly known as HMS California Holdings, GP LLC) are each organized as Delaware limited liability companies, MSC Equity Holding II, Inc. (“MSC Equity Holding II”) (formerly known as HMS Equity Holding II, Inc.) is organized as a Delaware corporation, and MSC California Holdings LP (“MSC California Holdings”) (formerly known as HMS California Holdings LP) is organized as a Delaware limited partnership. MSC Equity Holding and MSC Equity Holding II, (the “Taxable Subsidiaries”), which have elected to be taxable entities, primarily hold equity investments in portfolio companies which are “pass through” entities for tax purposes. HMS Funding was created in connection with the Deutsche Bank Credit Facility to function as a “Structured Subsidiary,” which is permitted to incur debt outside of the TIAA Credit Facility since it is not a guarantor under the TIAA Credit Facility. MSIF Funding was created on December 1, 2020 in connection with the JPM SPV Facility to function as a “Structured Subsidiary,” which is permitted to incur debt outside of the TIAA Credit Facility since it is not a guarantor under the TIAA Credit Facility. The Deutsche Bank Credit Facility, the TIAA Credit Facility, the JPM SPV Facility and the Main Street Capital Term Loan (each defined below in “Note E — Debt”) are collectively referred to herein as our “Credit Facilities”.

Unless otherwise noted or the context otherwise indicates, the terms “we,” “us,” “our,” and the “Company” refer to MSC Income Fund and its consolidated subsidiaries.

Prior to October 30, 2020, the business of the Company was managed by HMS Adviser LP (“HMS Adviser”), a Texas limited partnership and affiliate of Hines Interests Limited Partnership (“Hines”), under an Investment Advisory and Administrative Services Agreement dated May 31, 2012 (as amended, the “Original Investment Advisory Agreement”). Prior to October 30, 2020, the Company and HMS Adviser retained MSC Adviser I, LLC (“MSC Adviser”), a wholly owned subsidiary of Main Street Capital Corporation (“Main Street”), a New York Stock Exchange-listed BDC, as the Company’s investment sub-adviser, pursuant to an Investment Sub-Advisory Agreement (the “Sub-Advisory Agreement”), to identify, evaluate, negotiate and structure prospective investments, make investment and portfolio management recommendations for approval by HMS Adviser, monitor the Company’s investment portfolio and provide certain ongoing administrative services to HMS Adviser. HMS Adviser and MSC Adviser are collectively referred to as the “Advisers,” and each is registered as an investment adviser under the Investment Advisers Act of 1940, as amended. Upon the execution of the Sub-Advisory Agreement, Main Street became an affiliate of the Company. The Company engaged Hines Securities, Inc. (the “Dealer Manager”), an affiliate of HMS Adviser, to serve as the Dealer Manager for previously offered and sold shares of its common stock on a continuous basis pursuant to registration statements on Form N-2 that were filed with and declared effective by the SEC.

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

2.           Basis of Presentation

The Company’s consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The Company is an investment company following accounting and reporting guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services—Investment Companies (“ASC 946”). For each of the periods presented herein, the Company’s consolidated financial statements include the accounts of MSC Income Fund and its consolidated subsidiaries. The Investment Portfolio, as used herein, refers to all of the Company’s investments in Private Loan portfolio companies, LMM portfolio companies, Middle Market portfolio companies and Other Portfolio investments (see “Note C.2” for additional discussion of the Company’s Investment Portfolio). The Company’s results of operations for the three and six months ended June 30, 2021 and 2020, cash flows for the six months ended June 30, 2021 and 2020, and financial position as of June 30, 2021 and December 31, 2020, are presented on a consolidated basis. The effects of all intercompany transactions between MSC Income Fund and its consolidated subsidiaries have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements of the Company are presented in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods included herein. The results of operations for the three and six months ended June 30, 2021 and 2020 are not necessarily indicative of the operating results to be expected for the full year. Also, the unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2020. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

Certain prior period information has been reclassified to conform to the current period presentation. The reclassification has no effect on the Company’s consolidated financial position or the consolidated results of operations as previously reported.

Principles of Consolidation

Under ASC 946, the Company is precluded from consolidating other entities in which it has equity investments, including those in which it has a controlling interest, unless the other entity is another investment company. An exception to this general principle in ASC 946 occurs if the Company holds a controlling interest in an operating company that provides all or substantially all of its services directly to the Company or to its portfolio companies. The Company has determined that none of its portfolio investments qualify for this exception as of June 30, 2021. Accordingly, as noted above, the Company’s consolidated financial statements include the financial position and operating results for its wholly-owned subsidiaries, including the Taxable Subsidiaries. Therefore, the Company’s Investment Portfolio is carried on the consolidated balance sheet at fair value, as discussed further in Note B.1., with any adjustments to fair value recognized as “Net Unrealized Appreciation (Depreciation)” on the consolidated statements of operations until the investment is realized, usually upon exit, resulting in any gain or loss being recognized as a “Net Realized Gain (Loss).”

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

For LMM portfolio investments, the Company generally reviews external events, including private mergers, sales and acquisitions involving comparable companies, and includes these events in the valuation process by using an enterprise value waterfall methodology (“Waterfall”) for its LMM equity investments and an income approach using a yield-to-maturity model (“Yield-to-Maturity”) for its LMM debt investments. For Middle Market portfolio investments, the Company primarily uses quoted prices in the valuation process. The Company determines the appropriateness of the use of third-party broker quotes, if any, in determining fair value based on its understanding of the level of actual transactions used by the broker to develop the quote and whether the quote was an indicative price or binding offer, the depth and consistency of broker quotes and the correlation of changes in broker quotes with underlying performance of the portfolio company and other market indices. For Middle Market and Private Loan portfolio investments in debt securities for which it has determined that third-party quotes or other independent pricing are not available or appropriate, the Company generally estimates the fair value based on the assumptions that it believes hypothetical market participants would use to value the investment in a current hypothetical sale using the Yield-to-Maturity valuation method. For its Other Portfolio equity investments, excluding its investment in Signal CLO, the Company generally calculates the fair value of the investment primarily based on the net asset value (“NAV”) of the fund and adjusts the fair value for other factors deemed relevant that would affect the fair value of the investment. All of the valuation approaches for the Company’s portfolio investments estimate the value of the investment as if the Company were to sell, or exit, the investment as of the measurement date.

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

Under the Yield-to-Maturity valuation method, the Company also uses the income approach to determine the fair value of debt securities based on projections of the discounted future free cash flows that the debt security will likely generate, including analyzing the discounted cash flows of interest and principal amounts for the debt security, as set forth in the associated loan agreements, as well as the financial position and credit risk of the portfolio company. The Company’s estimate of the expected repayment date of its debt securities is generally the maturity date of the instrument, as the Company generally intends to hold its loans and debt securities to maturity. The Yield-to-Maturity analysis also considers changes in leverage levels, credit quality, portfolio company performance, changes in market-based interest rates and other factors. The Company will generally use the value determined by the Yield-to-Maturity analysis as the fair value for that security; however, because of the Company’s general intent to hold its loans to maturity, the fair value will not exceed the principal amount of the debt security valued using the Yield-to-Maturity valuation method. A change in the assumptions that the Company uses to estimate the fair value of its debt securities using the Yield-to-Maturity valuation method could have a material impact on the determination of fair value. If there is deterioration in credit quality or if a debt security is in workout status, the Company may consider other factors in determining the fair value of the debt security, including the value attributable to the debt security from the enterprise value of the portfolio company or the proceeds that would most likely be received in a liquidation analysis.

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

In addition to its internal valuation process, in arriving at estimates of fair value for its investments in its Private Loan portfolio companies, the Company, among other things, consults with a nationally recognized independent financial advisory services firm. The nationally recognized independent financial advisory services firm analyzes and provides observations and recommendations and an assurance certification regarding the Company’s determinations of the fair value of its Private Loan portfolio company investments. The nationally recognized independent financial advisory services firm is generally consulted relative to the Company’s investments in each Private Loan portfolio company at least once every calendar year, and for the Company’s investments in new Private Loan portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, the Company may determine that it is not cost-effective, and as a result is not in its stockholders’ best interest, to consult with the nationally recognized independent financial advisory services firm on its investments in one or more Private Loan portfolio companies. Such instances include, but are not limited to, situations where the fair value of the Company’s investment in a Private Loan portfolio company is determined to be insignificant relative to the total Investment Portfolio. The Company consulted with and received an assurance certification from its independent financial advisory services firm in arriving at its determination of fair value on its investments in a total of 12 Private Loan portfolio companies for the six months ended June 30, 2021, representing approximately 30% of the total Private Loan portfolio at fair value as of June 30, 2021, and on a total of 14 Private Loan portfolio companies for the six months ended June 30, 2020, representing approximately 32% of the total Private Loan portfolio at fair value as of June 30, 2020. Excluding its investments in Private Loan portfolio companies that, as of June 30, 2021 and 2020, as applicable, had not been in the Investment Portfolio for at least twelve months subsequent to the initial investment and its investments in Private Loan portfolio companies that were not reviewed because the investment is valued based upon third-party quotes or other independent pricing, the percentage of the Private Loan portfolio reviewed and certified by its independent financial advisory services firm for the six months ended June 30, 2021 and 2020 was 42% and 35% of the total Private Loan portfolio at fair value as of June 30, 2021 and 2020, respectively.

In addition to its internal valuation process, in arriving at estimates of fair value for its investments in its LMM portfolio companies, the Company, among other things, consults with a nationally recognized independent financial advisory services firm. The nationally recognized independent financial advisory services firm analyzes and provides observations, recommendations and an assurance certification regarding the Company’s determinations of the fair value of its LMM portfolio company investments. The nationally recognized independent financial advisory services firm is generally consulted relative to the Company’s investments in each LMM portfolio company at least once every calendar year, and for the Company’s investments in new LMM portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, the Company may determine that it is not cost-effective, and as a result is not in its stockholders’ best interest, to consult with the nationally recognized independent financial advisory services firm on its investments in one or more LMM portfolio companies. Such instances include, but are not limited to, situations where the fair value of the Company’s investment in a LMM portfolio company is determined to be insignificant relative to the total Investment Portfolio. The Company consulted with and received an assurance certification from its independent financial advisory services firm in arriving at the Company’s determination of fair value on its investments in a total of 18 LMM portfolio companies for the six months ended June 30, 2021, representing approximately 55% of the total LMM portfolio at fair value as of June 30, 2021, and on a total of 18 LMM portfolio companies for the six months ended June 30, 2020, representing approximately 58% of the total LMM portfolio at fair value as of June 30, 2020. Excluding its investments in LMM portfolio companies that, as of June 30, 2021 and 2020, as applicable, had not been in the Investment Portfolio for at least twelve months subsequent to the initial investment or whose primary purpose is to own real estate for which a third-party appraisal is obtained on at least an annual basis, the percentage of the LMM portfolio reviewed and certified by its independent financial advisory services firm for the six months ended June 30, 2021 and 2020 was 59% and 63% of the total LMM portfolio at fair value as of June 30, 2021 and 2020, respectively.

For valuation purposes, all of the Company’s Middle Market portfolio investments are non-control investments. To the extent sufficient observable inputs are available to determine fair value, the Company uses observable inputs to determine the fair value of these investments through obtaining third-party quotes or other independent pricing. For Middle Market portfolio investments for which it has determined that third-party quotes or other independent pricing are not available or appropriate, the Company generally estimates the fair value based on the assumptions that it believes hypothetical market participants would use to value such Middle Market debt investments in a current hypothetical sale using the Yield-to-Maturity valuation method and such Middle Market equity investments in a current hypothetical sale using the Waterfall valuation method. Because the vast majority of the Middle Market portfolio investments are typically valued using third-party quotes or other independent pricing services (including 93% and 88% of the Middle Market portfolio investments as of June 30, 2021 and December 31, 2020, respectively), the Company generally does not consult with any financial advisory services firms in connection with determining the fair value of its Middle Market investments.

For valuation purposes, all of the Company’s Other Portfolio investments are non-control investments. The Company’s Other Portfolio investments comprised 4.8% and 6.1% of the Company’s Investment Portfolio at fair value as of June 30, 2021 and December 31, 2020, respectively. Similar to the LMM investment portfolio, market quotations for Other Portfolio equity investments, except for the Company’s investment in Signal CLO, are generally not readily available. For its Other Portfolio equity investments, except for the Company’s investment in Signal CLO, the Company generally determines the fair value of these investments using the NAV valuation method. For the Company’s investment in Signal CLO, the Company determines the appropriateness of the use of the third-party broker quote in determining fair value based on its understanding of the level of actual transactions used by the broker to develop the quote and whether the quote was an indicative price or binding offer, the depth and consistency of broker quotes and the correlation of changes in broker quotes with underlying performance of the portfolio company and other market indices. The Company often cannot observe the inputs considered by the third party in determining their quotes.

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

The SEC recently adopted new Rule 2a-5 under the 1940 Act, which permits a BDC’s board of directors to designate its executive officers or investment adviser as a valuation designee to determine the fair value for its investment portfolio, subject to the active oversight of the board. The Company’s board of directors has approved policies and procedures pursuant to Rule 2a-5 (the “Valuation Procedures”) and has designated MSC Adviser, and specifically a group of its executive officers, to serve as the Board’s valuation designee. The Company adopted the Valuation Procedures effective April 1, 2021. The Company believes its Investment Portfolio as of June 30, 2021 and December 31, 2020 approximates fair value as of those dates based on the markets in which the Company operates and other conditions in existence on those reporting dates.

2.           Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results may differ from these estimates under different conditions or assumptions. Additionally, as explained in Note B.1., the consolidated financial statements include investments in the Investment Portfolio whose values have been estimated by the Company, pursuant to valuation policies and procedures approved and overseen by the Company’s Board of Directors in the absence of readily ascertainable market values. Because of the inherent uncertainty of the Investment Portfolio valuations, those estimated values may differ materially from the values that would have been determined had a ready market for the securities existed.

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

At June 30, 2021, cash balances totaling $2.3 million exceeded Federal Deposit Insurance Corporation insurance protection levels, subjecting the Company to risk related to the uninsured balance. All of the Company’s cash deposits are held at large established high credit quality financial institutions and management believes that the risk of loss associated with any uninsured balances is remote. At June 30, 2021, the Company had investments in short-term money market accounts totaling $5.4 million classified as cash equivalents.

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

As of June 30, 2021, the Company’s total Investment Portfolio had four investments on non-accrual status, which comprised approximately 1.2% of its fair value and 3.0% of its cost. As of December 31, 2020, the Company’s total Investment Portfolio had three investments on non-accrual status, which comprised approximately 0.6% of its fair value and 1.3% of its cost.

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

The Company holds certain debt and preferred equity instruments in its Investment Portfolio that contain payment-in-kind (“PIK”) interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed or sold. To maintain RIC tax treatment (as discussed in Note B.8. below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though the Company may not have collected the PIK interest and cumulative dividends in cash. For the three months ended June 30, 2021 and 2020, approximately 2.5% and 5.0%, respectively, of the Company’s total investment income was attributable to PIK interest income and cumulative dividend income not paid currently in cash. For the six months ended June 30, 2021 and 2020, approximately 2.4% and 4.1%, respectively, of the Company’s total investment income was attributable to PIK interest income and cumulative dividend income not paid currently in cash. The Company stops accruing PIK interest and cumulative dividends and writes off any accrued and uncollected interest and dividends in arrears when it determines that such PIK interest is no longer collectible.

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

A presentation of total investment income the Company received from its Investment Portfolio in each of the periods presented is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(dollars in thousands)
Interest, fee and dividend income:
Interest income	$17,320	$19,702	$33,400	$41,487
Dividend income	5,026	2,104	8,978	3,744
Fee income	150	441	390	1,016
Total interest, fee and dividend income	$22,496	$22,247	$42,768	$46,247

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

6.           Equity Offering Costs

In accordance with the Original Investment Advisory Agreement and the Sub-Advisory Agreement, the Company had historically reimbursed HMS Adviser for any offering costs that were paid on the Company’s behalf, which consist of, among other costs, actual legal, accounting, bona fide out-of-pocket itemized and detailed due diligence costs, printing, filing fees, transfer agent costs, postage, escrow fees, data processing fees, advertising and sales literature and other offering costs. In connection with the Transaction, HMS Adviser has agreed to permanently waive its right to receive reimbursement for any and all accrued and unpaid or unreimbursed expenses under the Original Investment Advisory Agreement, except for certain organizational and offering expenses described further in Note J - Related Party Transactions.

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

To maintain RIC tax treatment (as discussed in Note B.8. below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though the Company may not have collected the interest income. For the three months ended June 30, 2021 and 2020, approximately 4.8% and 5.9%, respectively, of the Company’s total investment income was attributable to interest income from the accretion of discounts associated with debt investments, net of any premium reduction. For the six months ended June 30, 2021 and 2020, approximately 4.9% and 3.3%, respectively, of the Company’s total investment income was attributable to interest income from the accretion of discounts associated with debt investments, net of any premium reduction.

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

Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses. Taxable income generally excludes net unrealized appreciation or depreciation, as investment gains or losses are not included in taxable income until they are realized. The Company’s stockholder’s equity includes an adjustment to classification as a result of permanent book-to-tax differences, which include differences in the book and tax treatment of income and expenses.

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

11.         Earnings per Share

Net increase (decrease) in net assets resulting from operations per share and net investment income per share, are calculated based upon the weighted-average number of shares of common stock outstanding during the reporting period.

12.         Recently Issued or Adopted Accounting Standards

In March 2020, the FASB issued ASU 2020-04, “Reference rate reform (Topic 848)—Facilitation of the effects of reference rate reform on financial reporting.” The amendments in this update provide optional expedients and exceptions for applying U.S. GAAP to certain contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform and became effective upon issuance for all entities. The Company has agreements that have LIBOR as a reference rate with certain portfolio companies and also with certain lenders. Many of these agreements include language for choosing an alternative successor rate if LIBOR reference is no longer considered to be appropriate. Contract modifications are required to be evaluated in determining whether the modifications result in the establishment of new contracts or the continuation of existing contracts. The Company adopted this amendment in March 2020 and plans to apply the amendments in this update to account for contract modifications due to changes in reference rates when LIBOR reference is no longer used. The Company continues to evaluate the impact that the amendments in this update will have on its consolidated financial statements and disclosures when applied.

In May 2020, the SEC published Release No. 33-10786 (the “May 2020 Release”), Amendments to Financial Disclosures about Acquired and Disposed Businesses, announcing its adoption of rules amending Rule 1-02(w)(2) under Regulation S-X used in the determination of a significant subsidiary specific to investment companies, including BDCs. In part, the rules adopted pursuant to the May 2020 Release eliminated the use of the asset test and amended the income and investment tests for determining whether an unconsolidated subsidiary requires additional disclosure in the footnotes of the financial statements. The Company adopted the rules pursuant to the May 2020 Release during the quarter ended December 31, 2020. The impact of the adoption of these rules on the Company’s consolidated financial statements was not material.

In December 2020, the SEC published Release No. IC-34084 (the “December 2020 Release”) Use of Derivatives by Registered Investment Companies and Business Development Companies, announcing its adoption of Rule 18f-4 and amendment of Rule 6c-11 under the 1940 Act to provide an updated, comprehensive approach to the regulation of registered investment companies’, including BDCs’, use of derivatives and address investor protection concerns. In part, the rules adopted pursuant to the December 2020 Release require that funds using derivatives generally will have to adopt a derivatives risk management program that a derivatives risk manager administers and that the fund’s board of directors oversees and comply with an outer limit on fund leverage. Funds that use derivatives only in a limited manner will not be subject to these requirements, but they will have to adopt and implement policies and procedures reasonably designed to manage the fund’s derivatives risks. Funds also will be subject to reporting and recordkeeping requirements regarding their derivatives use. The Company adopted the rules pursuant to the December 2020 Release during the quarter ended March 31, 2021. As the Company is a limited user of derivatives, the impact of the adoption of these rules on the consolidated financial statements was not material.

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

As of June 30, 2021 and December 31, 2020, the Company’s Private Loan portfolio investments primarily consisted of investments in interest-bearing secured debt investments. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of the Company’s Private Loan portfolio investments were categorized as Level 3 as of June 30, 2021 and December 31, 2020.

As of June 30, 2021 and December 31, 2020, all of the Company’s LMM portfolio investments consisted of illiquid securities issued by privately held companies and the fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of the Company’s LMM portfolio investments were categorized as Level 3 as of June 30, 2021 and December 31, 2020.

As of June 30, 2021 and December 31, 2020, the Company’s Middle Market portfolio investments consisted primarily of investments in secured and unsecured debt investments and independently rated debt investments. The fair value determination for these investments and the Signal CLO consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of the Company’s in Middle Market portfolio investments were categorized as Level 3 as of June 30, 2021 and December 31, 2020.

As of June 30, 2021 and December 31, 2020, the Company’s Other Portfolio investments (other than the Signal CLO) consisted of illiquid securities issued by privately held companies and the fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of the Company’s Other Portfolio investments were categorized as Level 3 as of June 30, 2021 and December 31, 2020.

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

The following tables provide a summary of the significant unobservable inputs used to fair value the Company’s Level 3 portfolio investments as of June 30, 2021 and December 31, 2020:

	Fair Value as of
	June 30,
Type of	2021		Significant		Weighted
Investment	(in thousands)	Valuation Technique	Unobservable Inputs	Range	Average(3)	Median(3)
Equity investments	$187,597	Discounted cash flow	WACC	10.2% - 19.3%	13.7%	14.9%
		Market comparable / Enterprise Value	EBITDA multiple(1)	4.9x - 9.0x(2)	7.3x	6.4x
Debt investments	559,089	Discounted cash flow	Risk adjusted discount factor	5.6% - 15.7%(2)	9.7%	9.3%
			Expected principal recovery percentage	0.0% - 100.0%	99.7%	100.0%
Debt investments	225,317	Market approach	Third‑party quote	43.9 - 101.2	95.6	99.4
Total Level 3 investments	$972,003

(1)	EBITDA may include proforma adjustments and/or other addbacks based on specific circumstances related to each investment.
(2)	Range excludes outliers that are greater than one standard deviation from the mean. Including these outliers, the range for EBITDA multiple is 4.0x - 15.0x and the range for risk adjusted discount factor is 4.8% - 38.0%.
(3)	Does not include investments for which the valuation technique does not include the use of the applicable fair value input.

	Fair Value as of
	December 31,
Type of	2020		Significant		Weighted
Investment	(in thousands)	Valuation Technique	Unobservable Inputs	Range(3)	Average(3)	Median(3)
Equity investments	$187,099	Discounted cash flow	WACC	11.3%-19.9%	14.1%	15.3%
		Market comparable / Enterprise Value	EBITDA multiple(1)	5.2x-8.5x(2)	6.9x	6.4x
Debt investments	456,576	Discounted cash flow	Risk adjusted discount factor	7.4%-14.2%(2)	10.3%	10.2%
			Expected principal recovery percentage	1.1%-100.0%	99.3%	100.0%
Debt investments	181,847	Market approach	Third‑party quote	45.0 - 100.0	92.0%	93.4
Total Level 3 investments	$825,522

(1)	EBITDA may include proforma adjustments and/or other addbacks based on specific circumstances related to each investment.
(2)	Range excludes outliers that are greater than one standard deviation from the mean. Including these outliers, the range for EBITDA multiple is 4.0x - 11.9x and the range for risk adjusted discount factor is 5.4% - 25.0%.

(3)	Does not include investments for which the valuation technique does not include the use of the applicable fair value input.

The following tables provide a summary of changes in fair value of the Company’s Level 3 portfolio investments for the six-month periods ended June 30, 2021 and 2020 (amounts in thousands):

					Net
	Fair Value	Transfers			Changes	Net		Fair Value
	as of	Into			from	Unrealized		as of
Type of	December 31,	Level 3	Redemptions/	New	Unrealized	Appreciation		June 30,
Investment	2020	Hierarchy	Repayments	Investments	to Realized	(Depreciation)	Other(1)	2021
Debt	$638,423	$—	$(95,997)	$235,609	$3,165	$4,183	$(976)	$784,406
Equity(2)	185,041	—	(12,997)	4,750	993	6,751	976	185,515
Equity Warrant	2,058	—	—	—	—	24	—	2,082
	$825,522	$—	$(108,994)	$240,359	$4,158	$10,958	$—	$972,003

(1)	Includes the impact of non-cash conversions. These transactions represent non-cash investing activities. See additional cash flow information at the consolidated statements of cash flows.
(2)	Includes the Company’s investment in CLO subordinated notes. (See Note D — Investment in Signal Peak CLO 7, Ltd.)

					Net
	Fair Value	Transfers			Changes	Net		Fair Value
	as of	Into			from	Unrealized		as of
Type of	December 31,	Level 3	Redemptions/	New	Unrealized	Appreciation		June 30,
Investment	2019	Hierarchy	Repayments	Investments	to Realized	(Depreciation)	Other(1)	2020
Debt	$848,265	$—	$(150,864)	$49,800	$3,322	$(49,505)	$(11,560)	$689,460
Equity(2)	177,993	—	(671)	18,094	—	(20,173)	11,560	186,802
Equity Warrant	1,339	—	—	—	—	(23)	—	1,316
	$1,027,597	$—	$(151,535)	$67,894	$3,322	$(69,701)	$—	$877,578

(1)	Includes the impact of non-cash conversions. These transactions represent non-cash investing activities. See additional cash flow information at the consolidated statements of cash flows.
(2)	Includes the Company’s investment in CLO subordinated notes. (See Note D — Investment in Signal Peak CLO 7, Ltd.)

At June 30, 2021 and December 31, 2020, the Company's investments were categorized as follows in the fair value hierarchy for ASC 820 purposes:

		Fair Value Measurements
		(in thousands)
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
At June 30, 2021	Fair Value	(Level 1)	(Level 2)	(Level 3)
LMM portfolio investments	$231,308	$—	$—	$231,308
Middle Market portfolio investments	222,463	—	—	222,463
Private Loan portfolio investments	471,410	—	—	471,410
Other Portfolio investments (1)	46,822	—	—	46,822
Total investments	$972,003	$—	$—	$972,003

(1) Includes the Company's investment in CLO subordinated notes. (See Note D — Investment in Signal Peak CLO 7, Ltd.)

		Fair Value Measurements
		(in thousands)
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
At December 31, 2020	Fair Value	(Level 1)	(Level 2)	(Level 3)
LMM portfolio investments	$217,036	$—	$—	$217,036
Middle Market portfolio investments	191,304	—	—	191,304
Private Loan portfolio investments	366,649	—	—	366,649
Other Portfolio investments (1)	50,533	—	—	50,533
Total investments	$825,522	$—	$—	$825,522

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

The Company’s Middle Market portfolio investments primarily consist of direct investments in or secondary purchases of interest-bearing debt securities in privately held companies based in the United States that are generally larger in size than the companies included in the Company’s LMM portfolio. The Company’s Middle Market portfolio companies generally have annual revenues between $150 million and $1.5 billion, and its Middle Market investments generally range in size from $1 million to $20 million. The Company’s Middle Market portfolio debt investments are generally secured by either a first or second priority lien on the assets of the portfolio company and typically have a term of between three and seven years from the original investment date.

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

Investment income, consisting of interest, dividends and fees, can fluctuate dramatically due to various factors, including the level of new investment activity, repayments of debt investments or sales of equity interests. Investment income in any given year could also be highly concentrated among several portfolio companies. For the three and six months ended June 30, 2021 and 2020, the Company did not record investment income from any single portfolio company in excess of 10% of total investment income.

The following tables provide a summary of the Company’s investments in the LMM, Middle Market and Private Loan portfolios as of June 30, 2021 and December 31, 2020 (this information excludes the Other Portfolio investments which are discussed further below):

	As of June 30, 2021
	LMM (a)	Middle Market	Private Loan

	(dollars in millions)
Number of portfolio companies	35	30	47
Fair value	$231.3	$222.5	$471.4
Cost	$201.7	$243.8	$478.3
Debt investments as a % of portfolio (at cost)	67.2%	95.0%	93.6%
Equity investments as a % of portfolio (at cost)	32.8%	5.0%	6.4%
% of debt investments at cost secured by first priority lien	99.8%	99.6%	94.7%
Weighted-average annual effective yield(b)	10.9%	7.6%	8.8%
Average EBITDA(c)	$6.4	$82.3	$41.6

(a)	At June 30, 2021, the Company had equity ownership in approximately 97% of its LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was approximately 10%.
(b)	The weighted-average annual effective yields were computed using the effective interest rates for all debt investments at cost as of June 30, 2021, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status. The weighted-average annual effective yield is higher than what an investor in shares of the Company’s common stock will realize on its investment because it does not reflect the Company’s expenses or any sales load paid by an investor.
(c)	The average EBITDA is calculated using a simple average for the LMM portfolio and a weighted-average for the Middle Market and Private Loan portfolios. These calculations exclude certain portfolio companies, including two Private Loan portfolio companies, as EBITDA is not a meaningful valuation metric for The Company’s investments in these portfolio companies, and those portfolio companies whose primary purpose is to own real estate.

	As of December 31, 2020
	LMM (a)	Middle Market	Private Loan

	(dollars in millions)
Number of portfolio companies	34	28	40
Fair value	$217.0	$191.3	$366.6
Cost	$191.2	$216.4	$378.2
Debt investments as a % of portfolio (at cost)	66.0%	93.5%	91.4%
Equity investments as a % of portfolio (at cost)	34.0%	6.5%	8.6%
% of debt investments at cost secured by first priority lien	99.7%	90.6%	91.3%
Weighted-average annual effective yield (b)	11.1%	8.2%	9.2%
Average EBITDA (c)	$6.2	$78.5	$54.1

(a)	At December 31, 2020, the Company had equity ownership in approximately 97% of its LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was approximately 10%.
(b)	The weighted-average annual effective yields were computed using the effective interest rates for all debt investments at cost as of December 31, 2020, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status. The weighted-average annual effective yield is higher than what an investor in shares of the Company’s common stock will realize on its investment because it does not reflect the Company’s expenses or any sales load paid by an investor.
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

As of June 30, 2021, the Company had Other Portfolio investments in five companies, collectively totaling approximately $46.8 million in fair value and approximately $50.3 million in cost basis and which comprised approximately 4.8% of the Company’s Investment Portfolio at fair value. As of December 31, 2020, the Company had Other Portfolio investments in five companies, collectively totaling approximately $50.5 million in fair value and approximately $54.9 million in cost basis and which comprised approximately 6.1% of the Company’s Investment Portfolio at fair value.

The following tables summarize the composition of the Company’s total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at cost and fair value by type of investment as a percentage of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments, as of June 30, 2021 and December 31, 2020 (this information excludes the Other Portfolio investments).

Cost:	June 30, 2021	December 31, 2020
First lien debt	85.7%	79.5%
Equity	11.5%	13.9%
Second lien debt	1.1%	4.6%
Equity warrants	0.2%	0.2%
Other	1.5%	1.8%
	100.0%	100.0%

Fair Value:	June 30, 2021	December 31, 2020
First lien debt	82.3%	76.0%
Equity	14.9%	17.3%
Second lien debt	1.1%	4.6%
Equity warrants	0.2%	0.3%
Other	1.5%	1.8%
	100.0%	100.0%

The following tables summarize the composition of the Company’s total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments by geographic region of the United States and other countries at cost and fair value as a percentage of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments, as of June 30, 2021 and December 31, 2020 (this information excludes the Other Portfolio investments). The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

Cost:	June 30, 2021	December 31, 2020
Southwest	24.2%	24.9%
Northeast	20.3%	18.9%
Southeast	19.9%	18.8%
West	19.6%	17.5%
Midwest	14.3%	18.2%
Canada	1.7%	1.7%
	100.0%	100.0%

Fair Value:	June 30, 2021	December 31, 2020
Southwest	25.3%	25.7%
Northeast	20.6%	19.2%
West	18.7%	16.3%
Southeast	18.2%	17.1%
Midwest	15.6%	20.1%
Canada	1.6%	1.6%
	100.0%	100.0%

The Company’s LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments are in companies conducting business in a variety of industries. The following tables summarize the composition of the Company’s total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments by industry at cost and fair value as of June 30, 2021 and December 31, 2020 (this information excludes the Other Portfolio investments).

Cost:	June 30, 2021	December 31, 2020
Aerospace & Defense	7.6%	8.4%
Internet Software & Services	6.9%	5.4%
Commercial Services & Supplies	5.9%	8.1%
Machinery	5.6%	6.5%
Diversified Telecommunication Services	5.5%	5.4%
Oil, Gas & Consumable Fuels	5.2%	7.0%
Specialty Retail	4.9%	4.5%
Communications Equipment	4.8%	5.7%
Health Care Providers & Services	4.4%	3.4%
Leisure Equipment & Products	4.0%	3.5%
Construction & Engineering	3.7%	3.4%
IT Services	3.3%	4.0%
Professional Services	3.0%	2.2%
Hotels, Restaurants & Leisure	2.7%	3.1%
Building Products	2.6%	0.6%
Diversified Financial Services	2.6%	3.1%
Distributors	2.5%	3.1%
Transportation Infrastructure	2.3%	2.6%
Media	2.1%	2.5%
Diversified Consumer Services	1.9%	0.7%
Software	1.7%	1.2%
Energy Equipment & Services	1.6%	0.9%
Textiles, Apparel & Luxury Goods	1.5%	0.9%
Food Products	1.4%	0.7%
Containers & Packaging	1.3%	1.6%
Food & Staples Retailing	1.3%	1.5%
Internet & Catalog Retail	1.3%	1.5%
Trading Companies & Distributors	1.2%	1.6%
Household Products	1.2%	—%
Computers & Peripherals	1.0%	1.1%
Electrical Equipment	1.0%	0.4%
Air Freight & Logistics	1.0%	1.1%
Electronic Equipment, Instruments & Components	0.8%	1.5%
Other (1)	2.2%	2.8%
	100.0%	100.0%

(1)	Includes various industries with each industry individually less than 1.0% of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at each date.

Fair Value:	June 30, 2021	December 31, 2020
Aerospace & Defense	7.5%	8.5%
Machinery	7.3%	8.5%
Internet Software & Services	6.4%	4.8%
Commercial Services & Supplies	5.7%	7.9%
Diversified Telecommunication Services	5.4%	5.2%
Specialty Retail	4.8%	4.1%
Health Care Providers & Services	4.4%	3.6%
Oil, Gas & Consumable Fuels	4.4%	6.1%
Construction & Engineering	4.3%	4.1%
Leisure Equipment & Products	4.1%	3.5%
Communications Equipment	3.9%	4.6%
IT Services	3.3%	4.0%
Diversified Financial Services	2.7%	3.3%
Building Products	2.6%	0.7%
Distributors	2.6%	3.1%
Transportation Infrastructure	2.4%	2.7%
Software	2.2%	1.7%
Professional Services	2.2%	1.2%
Diversified Consumer Services	2.2%	0.9%
Media	2.2%	2.7%
Computers & Peripherals	2.1%	2.3%
Hotels, Restaurants & Leisure	1.8%	2.1%
Containers & Packaging	1.6%	1.8%
Textiles, Apparel & Luxury Goods	1.5%	0.8%
Food Products	1.3%	0.4%
Food & Staples Retailing	1.3%	1.6%
Internet & Catalog Retail	1.3%	1.4%
Energy Equipment & Services	1.2%	0.5%
Trading Companies & Distributors	1.2%	1.6%
Household Products	1.2%	—%
Air Freight & Logistics	1.1%	1.2%
Electrical Equipment	1.0%	0.5%
Construction Materials	0.9%	1.3%
Electronic Equipment, Instruments & Components	0.4%	1.2%
Other (1)	1.5%	2.1%
	100.0%	100.0%

(1)	Includes various industries with each industry individually less than 1.0% of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at each date.

At June 30, 2021 and December 31, 2020, the Company had no portfolio investment that was greater than 10% of the Investment Portfolio at fair value.

3.         Unconsolidated Significant Subsidiaries

In evaluating its unconsolidated controlled portfolio companies in accordance with Regulation S-X, there are two tests that the Company must utilize to determine if any of the Company’s Control Investments (as defined in Note A, including those unconsolidated portfolio companies defined as Control Investments in which the Company does not own greater than 50% of the voting securities or maintain greater than 50% of the board representation) are considered significant subsidiaries: the investment test and the income test. The investment test is generally measured by dividing the Company’s investment in the Control Investment by the value of the Company’s total investments. The income test is generally measured by dividing the absolute value of the combined sum of total investment income, net realized gain (loss) and net unrealized appreciation (depreciation) from the relevant Control Investment for the period being tested by the absolute value of the Company’s change in net assets resulting from operations for the same period.

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

As of June 30, 2021 and December 31, 2020, the Company had no single investment that qualified as a significant subsidiary under either the investment or income tests.

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

During the three months ended June 30, 2021 and 2020, respectively, the Company recognized approximately $0.6 million and $0.5 million of interest income in respect of its investment in Signal Peak CLO. During the six months ended June 30, 2021 and 2020, respectively, the Company recognized approximately $1.3 million and $1.0 million of interest income in respect of its investment in Signal Peak CLO.

NOTE E—DEBT

Summary of debt as of June 30, 2021 is as follows:

	Outstanding Balance	Unamortized Debt Issuance Costs	Recorded Value	Estimated Fair Value (1)

	(dollars in thousands)
TIAA Credit Facility	$87,000	$(401)	$86,599	$86,599
JPM SPV Facility	239,688	(2,953)	236,735	236,735
Main Street Term Loan	40,000	(366)	39,634	39,634
Total Debt	$366,688	$(3,720)	$362,968	$362,968

(1)	Estimated fair value for outstanding debt if the Company had adopted the fair value option under ASC 825.

Summary of debt as of December 31, 2020 is as follows:

	Outstanding Balance	Unamortized Debt Issuance Costs	Recorded Value	Estimated Fair Value (1)

	(dollars in thousands)
TIAA Credit Facility	$44,000	$(491)	$43,509	$43,509
Deutsche Bank Credit Facility	257,816	(2,200)	255,616	255,616
Total Debt	$301,816	$(2,691)	$299,125	$299,125

(1)	Estimated fair value for outstanding debt if the Company had adopted the fair value option under ASC 825.

Summarized interest expense on the Company’s debt for the three and six months ended June 30, 2021 and 2020 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(dollars in thousands)
TIAA Credit Facility	$568	$807	$956	$1,947
Deutsche Bank Credit Facility	—	3,467	1,046	7,556
JPM SPV Facility	2,206	—	3,572	—
Main Street Term Loan	526	—	890	—
Total Interest Expense	$3,300	$4,274	$6,464	$9,503

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

The TIAA Credit Facility permits the creation of certain “Structured Subsidiaries,” which are not guarantors under the TIAA Credit Facility and which are permitted to incur debt outside of the TIAA Credit Facility. Borrowings under the TIAA Credit Facility are secured by all of the Company’s assets, other than the assets of Structured Subsidiaries, as well as all of the assets, and a pledge of equity ownership interests, of any future subsidiaries of the Company (other than Structured Subsidiaries). The TIAA Credit Facility contains affirmative and negative covenants usual and customary for credit facilities of this nature, including: (i) maintaining a minimum interest coverage ratio of at least 2.00 to 1.00; (ii) maintaining an asset coverage ratio of at least 2.10 to 1.00; and (iii) maintaining a minimum consolidated tangible net worth, excluding Structured Subsidiaries, of at least the greater of (a) the aggregate amount of the revolver commitments or (b) $50.0 million. Further, the TIAA Credit Facility contains limitations on incurrence of other indebtedness (other than by the Structured Subsidiaries), limitations on industry concentration, and an anti-hoarding provision to protect the collateral under the TIAA Credit Facility. Additionally, the Company must provide information to TIAA Bank on a regular basis, preserve its corporate existence, comply with applicable laws, including the 1940 Act, pay obligations when they become due, and invest the proceeds of the sales of common stock in accordance with its investment objectives and strategies (as set forth in the TIAA Credit Facility). Further, the credit agreement contains usual and customary default provisions including: (i) a default in the payment of interest and principal; (ii) insolvency or bankruptcy of the Company; (iii) a material adverse change in the Company’s business; or (iv) breach of any covenant, representation or warranty in the loan agreement or other credit documents and failure to cure such breach within defined periods. Additionally, the TIAA Credit Facility requires the Company to obtain written approval from the administrative agent prior to entering into any material amendment, waiver or other modification of any provision of the Investment Advisory Agreement. See “Note K – Subsequent Events” below for a discussion of amendments to the TIAA Credit Facility made subsequent to June 30, 2021.

As of June 30, 2021, the interest rate on the TIAA Credit Facility was 2.69%. The average cost of borrowings on the TIAA Credit Facility, excluding amortization of deferred financing costs and unused fees, was approximately 2.71% and 3.11% per annum for the three months ended June 30, 2021 and 2020, respectively. The average costs of borrowings was approximately 2.70% and 3.77% per annum for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, the Company was not aware of any instances of noncompliance with covenants related to the TIAA Credit Facility.

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

As of June 30, 2021, the interest rate on the JPM SPV Facility, excluding amortization of deferred financing costs and unused fees, was 3.10%. The average cost of borrowings on the JPM SPV Facility, excluding amortization of deferred financing costs and unused fees, was approximately 3.10% per annum for each of the three and six months ended June 30, 2021. As of June 30, 2021, the Company was not aware of any instances of noncompliance with covenants related to the JPM SPV Facility.

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

For the three months ended June 30, 2020, the average cost of borrowings on the Deutsche Bank Credit Facility, excluding amortization of deferred financing costs, was approximately 3.22% per annum. For the six months ended June 30, 2021 and 2020, the average cost of borrowings on the Deutsche Bank Credit Facility was approximately 2.93% and 3.61% per annum, respectively.

4.         Main Street Term Loan

On January 27, 2021, the Company entered into a term loan agreement (the “Main Street Term Loan”) with Main Street. As of June 30, 2021, the Main Street Term Loan was fully drawn at $40.0 million, bearing interest at a fixed rate of 5.00% per annum and maturing on January 27, 2026. The Company paid a 1.0% upfront fee to Main Street on the closing date. Borrowings under the Main Street Term Loan are expressly subordinated and junior in right of payment to all secured indebtedness of the Company and, as of June 30, 2021, may be prepaid any time after January 27, 2023. As of June 30, 2021, the Company was not aware of any instances of noncompliance with covenants related to the Main Street Term Loan. See “Note K – Subsequent Events” below for a discussion of amendments to the Main Street Term Loan made subsequent to June 30, 2021.

NOTE F—FINANCIAL HIGHLIGHTS

	Six Months Ended June 30,
Per Share Data:	2021	2020
NAV at the beginning of the period	$7.28	$7.77
Net investment income(1)	0.33	0.31
Net realized loss(1)(2)	(0.04)	(0.22)
Net unrealized appreciation (depreciation)(2)	0.16	(0.90)
Net increase (decrease) in net assets resulting from operations(1)	0.45	(0.81)
Dividends paid(1)(3)	(0.23)	(0.35)
Other(4)	0.01	(0.01)
NAV at the end of the period	$7.51	$6.60
Shares of common stock outstanding at end of period	79,716,361	78,317,628
Weighted average shares of common stock outstanding	79,791,881	78,811,735

(1)	Based on weighted-average number of common shares outstanding for the period.
(2)	Net realized gains or losses, net unrealized appreciation or depreciation, and income taxes can fluctuate significantly from period to period.
(3)	Dividends paid represent the stockholder distributions declared during the period.
(4)	Includes the impact of the different share amounts as a result of calculating per share data based on the weighted-average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.

	Six Months Ended June 30,
	2021	2020

	(dollars in thousands)

NAV at end of period	$598,612	$523,275
Average NAV	$587,519	$547,381
Average outstanding debt	$260,568	$410,969
Ratios to average net assets:
Ratio of operating expenses to average NAV(1)(2)	2.82%	3.97%
Ratio of operating expenses excluding interest expense to NAV(1)(2)	1.72%	2.23%
Ratio of net investment income to average NAV(2)	4.46%	4.48%
Portfolio turnover ratio(2)	11.17%	14.34%
Total return based on change in NAV(2)(3)	6.32%	(10.55)%

(1)	Total expenses are the sum of operating expenses and net income tax provision/benefit. Net income tax provision/benefit includes the accrual of net deferred tax provision/benefit relating to the net unrealized appreciation/depreciation on portfolio investments held in Taxable Subsidiaries and due to the change in the loss carryforwards, which are non-cash in nature and may vary significantly from period to period. The Company is required to include net deferred tax provision/benefit in calculating its total expenses even though these net deferred taxes are not currently payable/receivable.
(2)	Not annualized.
(3)	Total return is based on change in net asset value as calculated using the sum of ending net asset value plus dividends to stockholders and other non-operating changes during the period, as divided by the beginning net asset value. Non-operating changes include any items that affect net asset value other than the net increase in net assets resulting from operations, such as the effects of stock offerings, shares issued under the dividend reinvestment plan and other miscellaneous items.

NOTE G—DIVIDENDS, DISTRIBUTIONS AND TAXABLE INCOME

The Company’s dividends, if any, will be determined by its Board of Directors on a quarterly basis. The company declared dividends of $10.0 million, or $0.125 per share during the three months ended June 30, 2021, and $17.9 million, or $0.225 per share, during the six months ended June 30, 2021, compared to dividends of approximately $13.8 million, or $0.175 per share, during the three months ended June 30, 2020, and $27.5 million, or $0.350 per share, during the six months ended June 30, 2020.

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

Listed below is a reconciliation of “Net increase (decrease) in net assets resulting from operations” to taxable income and to total distributions declared to common stockholders for the six months ended June 30, 2021 and 2020.

	Six Months Ended June 30,
	2021	2020

	(estimated, dollars in thousands)

Net increase (decrease) in net assets resulting from operations	$36,112	$(64,191)
Net change in unrealized (appreciation) depreciation	(13,020)	70,941
Income tax provision	830	95
Pre-tax book (income) loss not consolidated for tax purposes	(8,770)	14,482
Book income (loss) and tax income differences, including debt origination, structuring fees, dividends, realized gains and changes in estimates	673	690
Estimated taxable income (1)	15,825	22,017
Taxable income earned in prior year and carried forward for distribution in current year	29,173	17,198
Taxable income earned prior to period end and carried forward for distribution next period	(37,037)	(16,266)
Dividend accrued as of period end and paid-in the following period	9,964	4,571
Taxable income earned to be carried forward	(27,073)	(11,695)
Total distributions accrued or paid to common stockholders	$17,925	$27,520

(1)	The Company’s taxable income for each period is an estimate and will not be finally determined until the Company files its tax return for each year. Therefore, the final taxable income, and the taxable income earned in each period and carried forward for distribution in the following period, may be different than this estimate.

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

The income tax expense (benefit) for the Company is generally composed of (i) deferred tax expense (benefit), which is primarily the result of the net activity relating to the portfolio investments held in the Taxable Subsidiaries, including changes in loss carryforwards, changes in net unrealized appreciation or depreciation and other temporary book tax differences, and (ii) current tax expense, which is primarily the result of current U.S. federal income and state taxes and excise taxes on the Company’s estimated undistributed taxable income. The income tax expense, or benefit, and the related tax asset and liabilities generated by the Taxable Subsidiaries, if any, are reflected in the Company’s consolidated statement of operations. The Company’s provision for income taxes was comprised of the following for the three months ended June 30, 2021 and 2020 (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Current tax expense (benefit):
Federal	$—	$—	$—	$—
State	82	19	169	95
Excise	352	—	661	—
Total current tax expense (benefit)	434	19	830	95
Deferred tax expense (benefit):
Federal	—	—	—	—
State	—	—	—	—
Total deferred tax expense (benefit)	—	—	—	—

Total income tax provision (benefit)	$434	$19	$830	$95

The net deferred tax liability at June 30, 2021 and December 31, 2020 was $0. Deferred tax asset and liability balances primarily related to net unrealized appreciation or depreciation, loss carryforwards, and other temporary book-tax differences relating to portfolio investments held by the Taxable Subsidiaries. The Company recorded a valuation allowance to reduce the carrying value of deferred tax assets to the amount that more likely than not can be realized. At June 30, 2021, for U.S. federal income tax purposes, the Taxable Subsidiaries had net operating loss carryforwards from prior years which, if unused, will expire in various taxable years from 2034 through 2037. Any net operating losses generated in 2018 and future periods are not subject to expiration and will carryforward indefinitely until utilized. The net capital loss carryforwards of the Company will expire in taxable years 2021 through 2025. The timing and manner in which the Company will utilize any loss carryforwards in such taxable years, or in total, may be limited in the future under the provisions of the Code. Additionally, the Taxable Subsidiaries have interest expense limitation carryforwards which have an indefinite carryforward period.

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

Under the terms of the reinstated share repurchase program, the Company will offer to purchase shares at the estimated NAV per share, as determined within 48 hours prior to the repurchase date. The amount of shares of the Company’s common stock to be repurchased during any calendar quarter may be equal to the lesser of (i) the number of shares of common stock the Company could repurchase with the proceeds it received from the issuance of common stock under the Company’s dividend reinvestment plan or (ii) 2.5% of the weighted average number of shares of common stock outstanding in the prior four calendar quarters. Upon resuming making offers to repurchase shares pursuant to the share repurchase program, the Company is initially limiting repurchase offers to the number of shares of common stock it can repurchase with 90% of the cash retained as a result of issuances of common stock under the Company’s dividend reinvestment plan.

At the discretion of the Company’s Board of Directors, the Company may also use cash on hand, cash available from borrowings and cash from the sale of investments as of the end of the applicable period to repurchase shares. The Company’s Board of Directors may amend, suspend or terminate the share repurchase program upon 30 days’ notice. Since inception of its share repurchase program, the Company has funded the repurchase of $105.9 million in shares of common stock. For the three months ended June 30, 2021 and 2020, the Company has funded $2.9 million and $6.1 million, respectively, for shares of its common stock tendered for repurchase under the plan. For the six months ended

June 30, 2021 and 2020, the Company funded $2.9 million and $6.1 million, respectively, for shares of its common stock tendered for repurchase under the plan.

NOTE I—COMMITMENTS AND CONTINGENCIES

At June 30, 2021, the Company had the following outstanding commitments (in thousands):

Investments with equity capital commitments that have not yet funded:	Amount

Brightwood Capital Fund III, LP	$1,000
Freeport First Lien Loan Fund III LP	3,113
HPEP 3, L.P.	1,555

Total equity commitments	$5,668

Investments with commitments to fund revolving loans that have not been fully drawn or term loans with additional commitments not yet funded:

Adams Publishing Group, LLC	$5,000
NWN Corporation	3,837
NinjaTrader, LLC	3,078
SI East, LLC	2,500
MB2 Dental Solutions, LLC	2,216
Mako Steel, LP	2,187
Hunter Defense Technologies, Inc.	1,770
Burning Glass Intermediate Holding Company, Inc.	1,518
RA Outdoors (Aspira) LLC	1,377
Lynx FBO Operating LLC	1,125
Invincible Boat Company, LLC.	1,080
Classic H&G Holdings, LLC	1,000
Student Resource Center, LLC	917
DTE Enterprises, LLC	750
GRT Rubber Technologies LLC	660
Arcus Hunting LLC	602
Hawk Ridge Systems, LLC	500
Clickbooth.com, LLC	457
Chamberlin Holding LLC	400
Cody Pools, Inc.	400
Colonial Electric Company LLC	400
Direct Marketing Solutions, Inc.	400
Trantech Radiator Topco, LLC	400
Gamber-Johnson Holdings, LLC	300
NuStep, LLC	300
Dynamic Communities, LLC	250
American Nuts, LLC	247
ASK (Analytical Systems Keco Holdings, LLC)	200
Mystic Logistics Holdings, LLC	200
Klein Hersh, LLC	179
Tedder Industries, LLC	160
Eastern Wholesale Fence LLC	125
HW Temps LLC	100
Acousti Engineering Company of Florida	46

Total loan commitments	$34,681

Total commitments	$40,349

The Company will fund its unfunded commitments from the same sources it uses to fund its investment commitments that are funded at the time they are made (which are typically through existing cash and cash equivalents and borrowings under the Credit Facilities). The Company follows a process to manage its liquidity and ensure that it has available capital to fund its unfunded commitments as necessary. The Company had no unrealized depreciation on the outstanding unfunded commitments as of June 30, 2021.

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

For the three months ended June 30, 2021 and 2020, the Company incurred base management fees of approximately $4.2 million and $4.6 million, respectively. For the three months ended June 30, 2021 and 2020, the Company did not incur any subordinated incentive fees on income or any capital gains incentive fees. For the six months ended June 30, 2021 and 2020, the Company incurred base management fees of approximately $8.1 million and $9.6 million, respectively. For the six months ended June 30, 2021 and 2020, the Company did not incur any subordinated incentive fees on income or any capital gains incentive fees.

Pursuant to the Investment Advisory Agreement and the Original Advisory Agreement, the Company is required, and has been required, to pay or reimburse MSC Adviser or its prior investment adviser, HMS Adviser, as applicable, for administrative services expenses, which include all costs and expenses related to the Company’s day-to-day administration and management not related to advisory services, whether such administrative services were performed by a third party service provider or affiliates of the applicable investment adviser (to the extent performed by MSC Adviser, HMS Adviser or their affiliates, the “Internal Administrative Services”). MSC Adviser does not, and HMS Adviser did not, earn any profit under their provision of administrative services to the Company. For the three months ended June 30, 2021 and 2020, the Company incurred, and the Advisers, as applicable, waived the reimbursements of, Internal Administrative Services expenses of approximately $1.0 million, and $0.8 million, respectively. For the six months ended June 30, 2021 and 2020, the Company incurred, and the Advisers, as applicable, waived the reimbursements of, Internal Administrative Services expenses of approximately $2.1 million, and $1.5 million, respectively. The Company and the Advisers have entered into (and prior to the Transaction, had entered into) an expense support and conditional reimbursement agreement, as amended from time to time, which extended the period for waiver of reimbursement of Internal Administrative Services expenses accrued pursuant to the Original Investment Advisory Agreement and the Sub-Advisory Agreement through October 29, 2020. MSC Adviser also agreed to waive reimbursement of Internal Administrative Expenses from October 30, 2020 through June 30, 2021. Since inception, the Advisers waived the reimbursement of total Internal Administrative Services expenses of $21.8 million. Waived Internal Administrative Services expenses are permanently waived and are not subject to future reimbursement.

2.          Offering Costs

In accordance with the Original Investment Advisory Agreement and the Sub-Advisory Agreement, the Company reimbursed the Advisers for any offering costs that are paid on the Company’s behalf, which consisted of, among other costs, actual legal, accounting, bona fide out-of-pocket itemized and detailed due diligence costs, printing, filing fees, transfer agent costs, postage, escrow fees, advertising and sales literature and other costs incurred in connection with an offering of the Company including the Company’s dividend reinvestment plan. The Advisers were responsible for the payment of offering costs to the extent they exceeded 1.5% of the aggregate gross stock offering proceeds. Pursuant to the Transaction, HMS Adviser agreed to permanently waive reimbursement of organizational and offering expenses except for $580,338 which remained payable to HMS Adviser. No outstanding amount was payable to MSC Adviser. As of June 30, 2021, $525,405 of the Company’s reimbursement obligation for organizational and offering expenses remained outstanding.

As of June 30, 2021, the Company has reimbursed HMS Advisers approximately $12.8 million since inception for offering costs.

3.          Main Street Term Loan

On January 27, 2021, the Company entered into the Main Street Term Loan with Main Street. As of June 30, 2021, the Main Street Term Loan was fully drawn at $40.0 million, bearing interest at a fixed rate of 5.00% per annum and maturing on January 27, 2026. The Company paid a 1.0% upfront fee to Main Street on the closing date. Borrowings under the Main Street Term Loan are expressly subordinated and junior in right of payment to all secured indebtedness of the Company and may be prepaid any time after January 27, 2023. See Note E – Debt and Note K – Subsequent Events for further discussion.

NOTE K—SUBSEQUENT EVENTS

On July 27, 2021, the Company entered into the Fifth Amendment (the “Amendment”) to the TIAA Credit Facility. The Amendment, among other things, permits the Company to increase the amount of outstanding unsecured subordinated indebtedness that is junior in right of payment to borrowings under the TIAA Credit Facility.

In connection with the Amendment, on July 27, 2021 the Company also amended and restated the term loan agreement governing the Main Street Capital Term Loan (the “Amended Term Loan Agreement”). The Amended Term Loan Agreement provides for up to an additional $35.0 million of borrowings to the Company on substantially the same terms of existing borrowings under the Main Street Capital Term Loan. At closing, $20.0 million of borrowings under the Amended Term Loan Agreement was funded and the Company may request two additional advances of $7.5 million each (each, a “Delayed Draw Term Loan”) during the period ending six months after the closing date of the Amended Term Loan Agreement.

Borrowings under the Amended Term Loan Agreement will mature on January 27, 2026, are expressly subordinated and junior in right of payment to all secured indebtedness of the Company and may be prepaid any time after July 27, 2023 (or the second anniversary of the latest date that a Delayed Draw Term Loan is borrowed) in accordance with the additional conditions described in the Amended Term Loan Agreement.

On August 2, 2021, the Company repurchased 437,869 shares of its common stock validly tendered and not withdrawn on the terms set forth in the Company’s tender offer statement on Schedule TO and Offer to Repurchase filed with the SEC on June 11, 2021. The shares were repurchased at a price of $7.57 per share, which was the net asset value per share as of August 2, 2021, for an aggregate purchase price of $3.3 million (an amount equal to 90% of the proceeds the Company received from the issuance of shares under its distribution reinvestment plan from the Company’s August 2, 2021 dividend payment).

On August 10, 2021, the Company’s Board of Directors declared a quarterly cash dividend of $0.15 per share payable November 1, 2021 to stockholders of record as of September 30, 2021.

Schedule 12-14

MSC Income Fund, Inc.

Consolidated Schedule of Investments In and Advances to Affiliates

June 30, 2021

(dollars in thousands)

(unaudited)

					Amount of
					Interest,
					Fees or
			Amount of	Amount of	Dividends	December 31,			June 30,
			Realized	Unrealized	Credited to	2020	Gross	Gross	2021
Company	Investment(1)(10)(11)	Geography	Gain/(Loss)	Gain/(Loss)	Income(2)	Fair Value	Additions(3)	Reductions(4)	Fair Value

GRT Rubber Technologies LLC	7.09% (L+7.00%) Secured Debt	(8)	-	(3)	298	8,262	3	3	8,262
	Member Units	(8)	-	-	1,045	22,120	-	-	22,120
Harris Preston Fund Investments	LP Interests (2717 MH, L.P.)	(8)	-	-	-	2,702	47	-	2,749
Copper Trail Energy Fund I, LP - CTMH	LP Interests (CTMH, LP)	(9)	-	-	-	747	-	37	710
Other Amounts related to investments transferred to or from other 1940 Act classification during the period			-	-	-	-	-	-	-
Total Control Investments			$-	$(3)	$1,343	$33,831	$50	$40	$33,841
Affiliate Investments
AFG Capital Group, LLC	Preferred Member Units	(8)	$-	$290	$-	$1,450	$290	$-	$1,740
	10.00% Secured Debt	(8)	-	-	5	123	-	44	79
ASK (Analytical Systems Keco Holdings, LLC)	Preferred Member Units	(8)	-	(460)	-	800	-	460	340
	Preferred Member Units	(8)	-	246	-	-	410	-	410
	12.00% (L+10.00%, Floor 2.00%) Secured Debt	(8)	-	(4)	122	1,180	45	22	1,203
	Warrants	(8)	-	-	-	-	-	-	-
Barfly Ventures, LLC	Preferred Member Units	(5)	-	39	-	528	39	-	567
Brewer Crane Holdings, LLC	Preferred Member Units	(9)	-	(170)	92	1,460	-	170	1,290
	11.00% (L+10.00%, Floor 1.00%) Secured Debt	(9)	-	-	121	2,119	5	62	2,062
Centre Technologies Holdings, LLC	12.00% (L+10.00%, Floor 2.00%) Secured Debt	(8)	-	-	171	2,868	11	477	2,402
	Preferred Member Units	(8)	-	(80)	-	1,540	-	80	1,460
Chamberlin Holding LLC	9.00% (L+8.00%, Floor 1.00%) Secured Debt	(8)	-	(17)	182	3,803	17	366	3,454
	Member Units	(8)	-	(360)	860	7,020	-	360	6,660
	Member Units	(8)	-	28	8	317	28	-	345
Charps, LLC	Preferred Member Units	(5)	-	270	386	2,630	270	-	2,900
	0.15 Secured Debt	(5)	-	-	1	167	-	167	-
Clad-Rex Steel, LLC	10.50% (L+9.50%, Floor 1.00%) Secured Debt	(5)	-	-	172	2,706	7	100	2,613
	Member Units	(5)	-	207	36	2,153	207	-	2,360
	Member Units	(5)	-	1	-	132	1	-	133
	10.00% Secured Debt	(5)	-	-	14	275	1	4	272
Cody Pools, Inc.	12.25% (L+10.50%, Floor 1.75%) Secured Debt	(8)	-	(15)	218	3,554	15	607	2,962
	Preferred Member Units	(8)	-	1,810	-	3,740	1,810	-	5,550
Colonial Electric Company LLC	12.00% Secured Debt	(6)	-	-	199	-	6,148	-	6,148
	Preferred Member Units	(6)	-	-	-	-	1,920	-	1,920
Copper Trail Energy Fund I, LP	LP Interests (Copper Trail Energy Fund I, LP)	(9)	-	60	317	1,782	61	-	1,843
Datacom, LLC	Preferred Member Units	(8)	-	-	-	-	290	-	290
	5.00% Secured Debt	(8)	-	-	32	-	906	6	900
Digital Products Holdings LLC	11.00% (L+10.00%, Floor 1.00%) Secured Debt	(5)	-	-	256	4,493	11	165	4,339
	Preferred Member Units	(5)	-	-	25	2,459	-	-	2,459
Direct Marketing Solutions, Inc.	Preferred Stock	(9)	-	(383)	-	4,840	-	383	4,457
	12.00% (L+11.00%, Floor 1.00%) Secured Debt	(9)	-	-	239	3,717	15	-	3,732
Freeport Financial Funds	LP Interests (Freeport First Lien Loan Fund III LP)	(5)	-	-	455	10,321	-	2,317	8,004
Gamber-Johnson Holdings, LLC	9.00% (L+7.00%, Floor 2.00%) Secured Debt	(5)	-	(25)	256	4,960	225	25	5,160
	Member Units	(5)	-	228	825	13,120	940	-	14,060
GFG Group, LLC.	Preferred Member Units	(5)	-	-	73	-	1,225	-	1,225
	12.00% Secured Debt	(5)	-	-	95	-	3,846	800	3,046
Gulf Publishing Holdings, LLC	10.50% (5.25% Cash, 5.25% PIK) (L+9.50%, Floor 1.00%) Secured Debt	(8)	-	-	4	63	1	-	64
	12.50% (6.25% Cash, 6.25% PIK) Secured Debt	(8)	-	(431)	215	2,988	110	431	2,667
Hawk Ridge Systems, LLC	9.50% Secured Debt	(9)	-	(9)	173	3,350	9	9	3,350
	Preferred Member Units	(9)	-	649	173	2,008	650	-	2,658
	Preferred Member Units	(9)	-	35	-	105	35	-	140
HPEP 3, L.P.	LP Interests (HPEP 3, L.P.)	(8)	-	531	-	3,258	905	-	4,163
J&J Services, Inc.	11.50% Secured Debt	(7)	-	(8)	198	3,200	8	208	3,000
	Preferred Stock	(7)	-	90	-	3,170	90	-	3,260
Kickhaefer Manufacturing Company, LLC	Member Units	(5)	-	-	13	3,060	-	-	3,060
	11.50% Secured Debt	(5)	-	-	337	5,500	21	300	5,221
	9.00% Secured Debt	(5)	-	-	44	978	-	4	974
	Member Units	(5)	-	13	-	290	13	-	303
Market Force Information, LLC	PIK Secured Debt	(9)	-	(74)	-	3,391	-	74	3,317

					Amount of
					Interest,
					Fees or
			Amount of	Amount of	Dividends	December 31,			June 30,
			Realized	Unrealized	Credited to	2020	Gross	Gross	2021
Company	Investment(1)(10)(11)	Geography	Gain/(Loss)	Gain/(Loss)	Income(2)	Fair Value	Additions(3)	Reductions(4)	Fair Value
MH Corbin Holding LLC	13.00% (10.00% Cash, 3.00% PIK) Secured Debt	(5)	-	(131)	143	2,070	5	171	1,904
	Preferred Member Units	(5)	-	(590)	-	590	-	590	-
Mystic Logistics Holdings, LLC	12.00% Secured Debt	(6)	-	(1)	102	1,682	2	8	1,676
	Common Stock	(6)	-	(768)	137	2,248	-	768	1,480
NexRev LLC	Preferred Member Units	(8)	-	450	10	370	450	-	820
	11.00% Secured Debt	(8)	-	43	241	4,177	53	109	4,121
NuStep, LLC	Preferred Member Units	(5)	-	390	-	2,700	390	-	3,090
	12.00% Secured Debt	(5)	-	12	259	4,288	22	-	4,310
SI East, LLC (Stavig)	8.75% Secured Debt	(7)	-	(27)	482	10,987	27	1,290	9,724
	Preferred Member Units	(7)	-	1,750	-	3,260	1,750	-	5,010
Tedder Industries, LLC	12.00% Secured Debt	(9)	-	-	247	4,025	18	400	3,643
	Preferred Member Units	(9)	-	-	-	2,034	-	-	2,034
	12.00% Secured Debt	(9)	-	-	6	-	140	-	140
Trantech Radiator Topco, LLC	Common Stock	(7)	-	(10)	15	1,510	-	10	1,500
	12.00% Secured Debt	(7)	-	(7)	137	2,131	6	7	2,130
Other Amounts related to investments transferred to or from other 1940 Act classification during the period			(2,470)	2,458	-	-	2,470	2,470	-
Total Affiliate investments			$(2,470)	$6,030	$8,096	$157,690	$25,918	$13,464	$170,144

(1)	The principal amount, the ownership detail for equity investments and if the investment is income producing is included in the consolidated schedule of investments.
(2)	Represents the total amount of interest, fees and dividends credited to income for the portion of the period for which an investment was included in Control or Affiliate categories, respectively. For investments transferred between Control and Affiliate categories during the period, any income or investment balances related to the time period it was in the category other than the one shown at period end is included in “Amounts related to investments transferred to or from other 1940 Act classifications during the period.”
(3)	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, follow-on investments and accrued PIK interest, and the exchange of one or more existing securities for one or more new securities. Gross additions also include net increases in unrealized appreciation or net decreases in net unrealized depreciation as well as the movement of an existing portfolio company into this category and out of a different category.
(4)	Gross reductions include decreases in the cost basis of investments resulting from principal repayments or sales and the exchange of one or more existing securities for one or more new securities. Gross reductions also include net increases in net unrealized depreciation or net decreases in unrealized appreciation as well as the movement of an existing portfolio company out of this category and into a different category.
(5)	Portfolio company located in the Midwest region as determined by location of the corporate headquarters. The fair value as of June 30, 2021 for affiliate investments located in this region was $65,998. This represented 11.0% of net assets as of June 30, 2021.
(6)	Portfolio company located in the Northeast region as determined by location of the corporate headquarters. The fair value as of June 30, 2021 for affiliate investments located in this region was $11,224. This represented 1.9% of net assets as of June 30, 2021.
(7)	Portfolio company located in the Southeast region as determined by location of the corporate headquarters. The fair value as of June 30, 2021 for affiliate investments located in this region was $24,624. This represented 4.1% of net assets as of June 30, 2021.
(8)	Portfolio company located in the Southwest region as determined by location of the corporate headquarters. The fair value as of June 30, 2021 for control investments located in this region was $33,131. This represented 5.5% of net assets as of June 30, 2021. The fair value as of June 30, 2021 for affiliate investments located in this region was $39,630. This represented 6.6% of net assets as of June 30, 2021.
(9)	Portfolio company located in the West region as determined by location of the corporate headquarters. The fair value as of June 30, 2021 for control investments located in this region was $710. This represented 0.1% of net assets as of June 30, 2021. The fair value as of June 30, 2021 for affiliate investments located in this region was $28,665. This represented 4.8% of net assets as of June 30, 2021.
(10)	All of the Company’s portfolio investments are generally subject to restrictions on resale as “restricted securities,” unless otherwise noted.
(11)	This schedule should be read in conjunction with the consolidated schedule of investments and notes to the consolidated financial statements. Supplemental information can be located within the schedule of investments including end of period interest rate, preferred dividend rate, maturity date, investments not paid currently in cash and investments whose value was determined using significant unobservable inputs.

Schedule 12-14

MSC Income Fund, Inc.

Consolidated Schedule of Investments in and Advances to Affiliates

June 30, 2020

(dollars in thousands)

(unaudited)

					Amount of
					Interest,
					Fees or
			Amount of	Amount of	Dividends	December 31,			June 30,
			Realized	Unrealized	Credited to	2019	Gross	Gross	2020
Company	Investment(1)(10)(11)	Geography	Gain/(Loss)	Gain/(Loss)	Income(2)	Fair Value	Additions(3)	Reductions(4)	Fair Value

GRT Rubber Technologies LLC	LIBOR Plus 7.00%	(8)	$-	-	110	872	-	-	872
	Member Units	(8)	-	(3)	338	7,396	869	3	8,262
Copper Trail Fund Investments	LP Interests (CTMH, LP)	(9)	-	(997)	648	23,372	-	998	22,374
Harris Preston Fund Investments	LP Interests (2717 MH, L.P.)	(8)	-	(181)	-	3,156	1	181	2,976
Other
Amounts related to investments transferred to or from other 1940 Act classification during the period			-	-	-	-	-	-	-
Total Control investments			$-	$(1,181)	$1,096	$34,796	$870	$1,182	$34,484
Affiliate Investments
AFG Capital Group, LLC	10.00% Secured Debt	(8)	$-	$-	$9	$209	$-	$43	$166
	Preferred Member Units	(8)	-	(3)	-	1,295	-	3	1,292
Analytical Systems Keco, LLC	LIBOR Plus 10.00% (Floor 2.00%)	(8)	-	(1)	88	1,266	6	68	1,204
	Preferred Member Units	(8)	-	173	-	800	173	-	973
	Warrants	(8)	-	49	-	79	49	1	127
Brewer Crane Holdings, LLC	LIBOR Plus 10.00% (Floor 1.00%)	(9)	-	-	132	2,233	4	61	2,176
	Preferred Member Units	(9)	-	-	13	1,070	-	-	1,070
Centre Technologies Holdings, LLC	LIBOR Plus 10.00% (Floor 2.00%)	(8)	-	-	189	3,008	7	78	2,937
	Preferred Member Units	(8)	-	-	15	1,460	-	-	1,460
Chamberlin Holding LLC	LIBOR Plus 10.00% (Floor 1.00%)	(8)	-	(10)	270	4,443	10	10	4,443
	Member Units	(8)	-	28	371	6,009	28	-	6,037
	Member Units	(8)	-	(133)	8	363	-	133	230
Charlotte Russe, Inc	Common Stock	(9)	-	-	-	-	-	-	-
Charps, LLC	15.00% Secured Debt	(5)	-	-	38	500	-	-	500
	Preferred Member Units	(5)	-	303	77	1,730	303	-	2,033
Clad-Rex Steel, LLC	LIBOR Plus 9.50% (Floor 1.00%)	(5)	-	(2)	153	2,696	6	2	2,700
	Member Units	(5)	-	(255)	61	2,408	-	255	2,153
	10% Secured Debt	(5)	-	-	14	282	-	3	279
	Member Units	(5)	-	-	-	115	-	-	115
Cody Pools, Inc.	LIBOR Plus 10.50% (Floor 1.75%)	(8)	-	4	164	-	4,009	134	3,875
	Preferred Member Units	(8)	-	-	7	-	2,079	-	2,079
Copper Trail Fund Investments	LP Interests (Copper Trail Energy Fund I, LP)	(9)	21	(682)	1,182	1,643	1,212	1,034	1,821
Direct Marketing Solutions, Inc.	LIBOR Plus 11.00% (Floor 1.00%)	(9)	-	(12)	254	3,929	12	129	3,812
	Preferred Stock	(9)	-	(36)	-	5,051	-	36	5,015
Digital Products Holdings LLC	LIBOR Plus 10.00% (Floor 1.00%)	(5)	-	85	286	4,611	95	165	4,541
	Preferred Member Units	(5)	-	(144)	38	1,294	-	144	1,150
	LP Interests (Freeport First Lien Loan Fund III LP)	(5)	-	43	80	9,696	1,033	160	10,569
Gamber-Johnson Holdings, LLC	LIBOR Plus 6.50% (Floor 2.00%)	(5)	-	(4)	215	4,755	412	207	4,960
	Member Units	(5)	-	(41)	652	13,352	-	41	13,311
Guerdon Modular Holdings, Inc.	16.00% Secured Debt	(9)	(2,792)	3,117	30	-	3,147	3,147	-
	LIBOR Plus 8.50% (Floor 1.00%)	(9)	(252)	252	-	-	253	253	-
	Preferred Stock	(9)	(285)	285	-	-	285	285	-
	Common Stock	(9)	(746)	746	-	-	746	746	-
Gulf Publishing Holdings, LLC	LIBOR Plus 9.50% (Floor 1.00%)	(8)	-	-	4	70	1	10	61
	6.25% Current / 6.25% PIK	(8)	-	(277)	206	3,124	41	277	2,888
	Member Units	(8)	-	(605)	-	605	-	605	-
Harris Preston Fund Investments	LP Interests (HPEP 3, L.P.)	(8)	-	-	-	2,474	345	-	2,819
Hawk Ridge Systems, LLC	LIBOR Plus 6.00% (Floor 1.00%)	(9)	-	-	-	148	2	-	150
	11.00% Secured Debt	(9)	-	(8)	137	3,350	8	8	3,350
	Preferred Member Units	(9)	-	(145)	11	1,975	-	145	1,830
	Preferred Member Units	(9)	-	(7)	-	105	-	7	98

					Amount of
					Interest,
					Fees or
			Amount of	Amount of	Dividends	December 31,			June 30,
			Realized	Unrealized	Credited to	2019	Gross	Gross	2020
Company	Investment(1)(10)(11)	Geography	Gain/(Loss)	Gain/(Loss)	Income(2)	Fair Value	Additions(3)	Reductions(4)	Fair Value
J&J Services, Inc.	11.50% Secured Debt	(7)	-	66	273	4,315	85	600	3,800
	Preferred Stock	(7)	-	703	-	1,790	703	18	2,475
Kickhaefer Manufacturing Company, LLC	9.50% Current/2.00% PIK Secured Debt	(5)	-	(1)	386	6,146	320	241	6,225
	Member Units	(5)	-	-	-	290	-	-	290
	9.00% Secured Debt	(5)	-	-	53	977	8	4	981
	Member Units	(5)	-	(199)	11	3,060	-	199	2,861
Market Force Information, LLC	12.00% PIK Secured Debt	(9)	-	(2,790)	63	5,625	790	2,849	3,566
	Member Units	(9)	-	(1,319)	-	1,319	-	1,319	-
MH Corbin Holding LLC	13.00% Secured Debt	(5)	-	(20)	149	2,213	15	61	2,167
	Preferred Member Units	(5)	-	(334)	-	1,192	-	334	858
	Preferred Member Units	(5)	-	(5)	-	5	-	5	-
Mystic Logistics Holdings, LLC	10.00% Secured Debt	(6)	-	-	104	1,561	253	74	1,740
	Common Stock	(6)	-	495	-	2,103	495	-	2,598
NexRev LLC	11.00% PIK Secured Debt	(8)	-	(400)	251	4,331	51	455	3,927
	Preferred Member Units	(8)	-	(1,577)	(19)	1,577	-	1,577	-
NuStep, LLC	12.00% Secured Debt	(5)	-	-	312	4,901	13	40	4,874
	Preferred Member Units	(5)	-	-	-	2,550	-	-	2,550
SI East, LLC	9.50% Current, Secured Debt	(7)	-	(16)	549	10,988	16	16	10,988
	Preferred Member Units	(7)	-	370	178	2,734	370	-	3,104
Tedder Industries, LLC	12.00% Secured Debt	(9)	-	(65)	259	4,066	13	66	4,013
	12.00% Secured Debt	(9)	-	-	10	158	-	-	158
	Preferred Member Units	(9)	-	-	-	2,034	-	-	2,034
Trantech Radiator Topco, LLC	12% Secured Debt	(7)	-	54	145	2,237	63	80	2,220
	Common Stock	(7)	-	756	15	1,164	756	-	1,920
Other Amounts related to investments transferred to or from other 1940 Act classification during the period			-	22	10	674	22	696	-
Total Affiliate investments			$(4,054)	$(1,540)	$7,453	$154,158	$18,239	$16,824	$155,573

(1)	The principal amount, the ownership detail for equity investments and if the investment is income producing is included in the consolidated schedule of investments.
(2)	Represents the total amount of interest, fees and dividends credited to income for the portion of the period for which an investment was included in Control or Affiliate categories, respectively. For investments transferred between Control and Affiliate categories during the period, any income or investment balances related to the time period it was in the category other than the one shown at period end is included in “Amounts related to investments transferred to or from other 1940 Act classifications during the period.”
(3)	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, follow-on investments and accrued PIK interest, and the exchange of one or more existing securities for one or more new securities. Gross additions also include net increases in unrealized appreciation or net decreases in net unrealized depreciation as well as the movement of an existing portfolio company into this category and out of a different category.
(4)	Gross reductions include decreases in the cost basis of investments resulting from principal repayments or sales and the exchange of one or more existing securities for one or more new securities. Gross reductions also include net increases in net unrealized depreciation or net decreases in unrealized appreciation as well as the movement of an existing portfolio company out of this category and into a different category.
(5)	Portfolio company located in the Midwest region as determined by location of the corporate headquarters. The fair value as of June 30, 2020 for affiliate investments located in this region was $63,117. This represented 12.4% of net assets as of June 30, 2020.
(6)	Portfolio company located in the Northeast region as determined by location of the corporate headquarters. The fair value as of June 30, 2020 for affiliate investments located in this region was $4,338. This represented 0.9% of net assets as of June 30, 2020.

(7)	Portfolio company located in the Southeast region as determined by location of the corporate headquarters. The fair value as of June 30, 2020 for affiliate investments located in this region was $22,587. This represented 4.4% of net assets as of June 30, 2020.
(8)	Portfolio company located in the Southwest region as determined by location of the corporate headquarters. The fair value as of June 30, 2020 for control investments located in this region was $12,110. This represented 2.4% of net assets as of June 30, 2020. The fair value as of June 30, 2020 for affiliate investments located in this region was $34,518. This represented 6.8% of net assets as of June 30, 2020.
(9)	Portfolio company located in the West region as determined by location of the corporate headquarters. The fair value as of June 30, 2020 for control investments located in this region was $22,374. This represented 4.4% of net assets as of June 30, 2020. The fair value as of June 30, 2020 for affiliate investments located in this region was $29,093. This represented 5.7% of net assets as of June 30, 2020.
(10)	All of the Company’s portfolio investments are generally subject to restrictions on resale as “restricted securities,” unless otherwise noted.
(11)	This schedule should be read in conjunction with the consolidated schedule of investments and notes to the consolidated financial statements. Supplemental information can be located within the schedule of investments including end of period interest rate, preferred dividend rate, maturity date, investments not paid currently in cash and investments whose value was determined using significant unobservable inputs.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements regarding the plans and objectives of management for future operations and which relate to future events or our future performance or financial condition. Any such forward-looking statements may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and we cannot assure you that the projections included in these forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors, including, without limitation: changes in laws and regulations and adverse changes in the economy generally or in the industries in which our portfolio companies operate, including with respect to changes from the impact of the COVID-19 pandemic, and the resulting impacts on our and our portfolio companies’ business and operations, liquidity and access to capital; and such other factors referenced in Item 1A entitled “Risk Factors” below in Part II of this Quarterly Report on Form 10-Q, if any, and discussed in Item 1A entitled “Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission (“SEC”) on March 30, 2021 and elsewhere in this Quarterly Report on Form 10-Q and our other SEC filings.

We have based the forward-looking statements included in this Quarterly Report on Form 10-Q on information available to us on the date of filing of this Quarterly Report on Form 10-Q, and we assume no obligation to update any such forward-looking statements, unless we are required to do so by applicable law. However, you are advised to refer to any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including subsequent periodic and current reports.

COVID-19 UPDATE

The COVID-19 pandemic, and the related effect on the U.S. and global economies, has had, and threatens to continue to have, adverse consequences for our business and operating results, and the businesses and operating results of our portfolio companies. During the quarter ended June 30, 2021, MSC Adviser continued to work collectively with its personnel and portfolio companies to navigate the significant challenges created by the COVID-19 pandemic. MSC Adviser remains focused on ensuring the safety of its personnel and the employees of our portfolio companies, while also managing our ongoing business activities. In this regard, MSC Adviser remains heavily engaged with our portfolio companies. As discussed in our public SEC filings, our investment income, principally our interest and dividend income, was negatively impacted by the economic effects of the COVID-19 pandemic in 2020. However, we continue to maintain access to multiple sources of liquidity, including cash and unused capacity under our TIAA Credit Facility and JPM SPV Facility (see Note – E Debt to our financial statements for these defined terms) (together, the “Credit Facilities”). As of June 30, 2021, we were in compliance with all debt covenants applicable to us and do not anticipate any issues with our ability to comply with all covenants in the future. Refer to “— Financial Condition, Liquidity and Capital Resources” below for further discussion as of June 30, 2021.

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

OVERVIEW

Our primary investment objective is to generate current income through debt and equity investments. A secondary objective is to generate long-term capital appreciation through such equity and equity-related investments, including warrants, convertible securities and other rights to acquire equity securities. Our strategy is to invest primarily in illiquid debt and equity securities issued by lower middle market (“LMM”) companies, which generally have annual revenues between $10 million and $150 million, and middle market (“Middle Market”) companies that are generally larger in size than the LMM companies and have annual revenues typically between $150 million and $1.5 billion. Our LMM and Middle Market portfolio investments generally range in size from $1 million to $20 million. We categorize some of our investments in LMM companies and Middle Market companies as private loan (“Private Loan”) portfolio investments. Private Loan investments, often referred to in the debt markets as “club deals,” are investments, generally in debt instruments, that we originate on a collaborative basis with other investment funds. Private Loan investments are typically similar in size, structure, terms and conditions to investments we hold in our LMM portfolio and Middle Market portfolio. Our investment portfolio also includes other portfolio (“Other Portfolio”) investments primarily consisting of investments managed by third parties, which may differ from the typical profiles for our other types of investments. In our Other Portfolio, we may incur indirect fees and expenses in connection with investments managed by third parties, such as investments in other investment companies or private funds.

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

See “Note C.2 – Investment Portfolio Composition” in the notes to consolidated financial statements for a summary of the Company’s investments in the LMM, Middle Market and Private Loan portfolios as of June 30, 2021 and December 31, 2020.

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

Investment Portfolio Valuation

The most significant determination inherent in the preparation of our consolidated financial statements is the valuation of our Investment Portfolio and the related amounts of unrealized appreciation and depreciation. We consider this determination to be a critical accounting estimate, given the significant judgments and subjective measurements required. As of June 30, 2021 and December 31, 2020 our Investment Portfolio valued at fair value represented approximately 97% and 93% of our total assets, respectively. We are required to report our investments at fair value. We follow the provisions of FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. ASC 820 requires us to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal market that are independent, knowledgeable and willing and able to transact. See “Note B.1.—Valuation of the Investment Portfolio” in the notes to consolidated financial statements for a detailed discussion of our investment portfolio valuation process and procedures.

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

The SEC recently adopted new Rule 2a-5 under the 1940 Act, which permits a BDC’s board of directors to designate its executive officers or investment adviser as a valuation designee to determine the fair value for its investment portfolio, subject to the active oversight of the board. Our Board of Directors has approved the Valuation Procedures pursuant to Rule 2a-5 and has designated MSC Adviser, and specifically a group of its executive officers, to serve as the Board’s valuation designee. We adopted the Valuation Procedures effective April 1, 2021. We believe our investment portfolio as of June 30, 2021 and December 31, 2020 approximates fair value as of those dates based on the markets in which we operate and other conditions in existence on those reporting dates.

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

Payment-in-Kind (“PIK”) Interest and Cumulative Dividends

We hold certain debt and preferred equity instruments in our Investment Portfolio that contain PIK interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed or sold. To maintain RIC tax treatment (as discussed in “Income Taxes” within “Note B. Summary of Significant Accounting Policies” in the notes to the consolidated financial statements), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though we may not have collected the PIK interest and cumulative dividends in cash. We stop accruing PIK interest and cumulative dividends and write off any accrued and uncollected interest and dividends in arrears when we determine that such PIK interest and dividends in arrears are no longer collectible. For the three months ended June 30, 2021 and 2020, approximately 2.5% and 5.0%, respectively, of our total investment income was attributable to PIK interest income and cumulative dividend income not paid currently in cash. For the six months ended June 30, 2021 and 2020, approximately 2.4% and 4.1%, respectively, of our total investment income was attributable to PIK interest income and cumulative dividend income not paid currently in cash.

INVESTMENT PORTFOLIO COMPOSITION

Our LMM portfolio investments primarily consist of secured debt, equity warrants and direct equity investments in privately held, LMM companies based in the United States. Our LMM portfolio companies generally have annual revenues between $10 million and $150 million, and our LMM investments generally range in size from $1 million to $20 million. The LMM debt investments are typically secured by either a first or second priority lien on the assets of the portfolio company, can include either fixed or floating rate terms and generally have a term of between five and seven years from the original investment date. In most LMM portfolio investments, we receive nominally priced equity warrants and/or make direct equity investments in connection with a debt investment.

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

The following tables summarize the composition of our total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at cost and fair value by type of investment as a percentage of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments as of June 30, 2021 and December 31, 2020 (this information excludes the Other Portfolio investments).

Cost:	June 30, 2021	December 31, 2020
First lien debt	85.7%	79.5%
Equity	11.5%	13.9%
Second lien debt	1.1%	4.6%
Equity warrants	0.2%	0.2%
Other	1.5%	1.8%
	100.0%	100.0%

Fair Value:	June 30, 2021	December 31, 2020
First lien debt	82.3%	76.0%
Equity	14.9%	17.3%
Second lien debt	1.1%	4.6%
Equity warrants	0.2%	0.3%
Other	1.5%	1.8%
	100.0%	100.0%

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

As of June 30, 2021, our total Investment Portfolio had four investments on non-accrual status, which comprised approximately 1.2% of its fair value and 3.0% of its cost. As of December 31, 2020, our total Investment Portfolio had three investments on non-accrual status, which comprised approximately 0.6% of its fair value and 1.3% of its cost.

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

DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

Comparison of the three months ended June 30, 2021 and June 30, 2020

	Three Months Ended
	June 30,		Net Change
	2021	2020	Amount	%

	(dollars in thousands)

Total investment income	$22,496	$22,247	$249	1%
Total expenses (net of fee and expense waivers)	8,252	10,243	(1,991)	(19)%
Net investment income	14,244	12,004	2,240	19%
Net realized gain (loss) from investments	1,818	(14,328)	16,146	NM
Net unrealized appreciation (depreciation) from investments	7,827	23,968	(16,141)	NM
Income tax benefit (provision)	(434)	(19)	(415)	NM
Net increase (decrease) in net assets resulting from operations	$23,455	$21,625	$1,830	NM

NM	Not Meaningful

Total Investment Income

Total investment income for the three months ended June 30, 2021 was $22.5 million, a 1% increase from the $22.2 million of total investment income for the corresponding period of 2020. The following table provides a summary of the changes in the comparable period activity.

	Three Months Ended
	June 30,		Net Change
	2021	2020	Amount	%

	(dollars in thousands)
Interest income	$17,320	$19,702	$(2,382)	(12)%	(a)
Dividend income	5,026	2,104	2,922	139%	(b)
Fee income	150	441	(291)	(66)%
Total investment income	$22,496	$22,247	$249	1%

(a)	The decrease in interest income was primarily due to the reduction in the principal value of our total debt investment portfolio.

(b)	The increase in dividend income from equity investments is primarily a result of improved operating results, financial condition and liquidity positions of certain of our portfolio companies.

Expenses

Total expenses, net of fee and expense waivers, for the three months ended June 30, 2021 were $8.3 million, a 19% decrease from $10.2 million in the corresponding period of 2020. The following table provides a summary of the changes in the comparable period activity.

	Three Months Ended
	June 30,		Net Change
	2021	2020	Amount	%

	(dollars in thousands)
Interest expense	$3,300	$4,274	$(974)	(23)%	(a)
Base management and incentive fees	4,158	4,630	(472)	(10)%	(b)
Internal administrative services fees	1,040	752	288	38%
Offering costs	55	89	(34)	(38)%
Professional fees	250	791	(541)	(68)%	(c)
Insurance	115	104	11	11%
Board of director fees	90	121	(31)	(26)%
Other general and administrative	284	234	50	21%
Total expenses before fee and expense waivers	9,292	10,995	(1,703)	(15)%
Waiver of internal administrative services expenses	(1,040)	(752)	(288)	38%
Total expenses	$8,252	$10,243	$(1,991)	(19)%
(a)	The decrease in interest expense was primarily due to lower floating interest rates on our revolving lines of credit based upon the decline in LIBOR and lower amounts outstanding under our Credit Facilities.
(b)	The decrease in the base management fees relates to a decrease in the base management fee percentage from 2.00% to 1.75% as a result of MSC Adviser becoming the sole investment manager to the Company.
(c)	The decrease in professional fees is primarily due to lower legal fees. For the three months ended June 30, 2020, the company incurred $0.5 million of legal fees in connection with the Purchase Agreement between HMS Adviser and MSC Adviser and related transactions.

Net Investment Income

Net investment income for the three months ended June 30, 2021 increased 19% to $14.2 million, or $0.18 per share, compared to net investment income of $12.0 million, or $0.15 per share, for the corresponding period of 2020. The increase in net investment income was principally attributable to the decrease in total expenses, as supplemented by the increase in total investment income, both as discussed above.

Net Realized Gain (Loss) from Investments

The following table provides a summary of the primary components of the total net realized gain on investments of $1.8 million for the three months ended June 30, 2021:

	Three Months Ended June 30, 2021
	Full Exits		Partial Exits		Restructures		Total
	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	# of Investments

	(dollars in thousands)
LMM Portfolio	$(2,470)	1	$-	-	$-	-	$(2,470)	1
Middle Market Portfolio	-	-	4,262	1	-	-	4,262	1

Total Net Realized Gain/(Loss)	$(2,470)	1	$4,262	1	$-	-	$1,792	2

Net Unrealized Appreciation (Depreciation)

The following table provides a summary of the total net unrealized appreciation of $7.8 million for the three months ended June 30, 2021:

	Three Months Ended June 30, 2021
		Middle	Private
	LMM(a)	Market	Loan	Other	Total

	(dollars in millions)
Accounting reversals of net unrealized (appreciation) depreciation recognized in prior periods due to net realized (gains/income) losses recognized during the current period	$(2.3)	$2.3	$—	$—	$—
Net unrealized appreciation (depreciation) relating to portfolio investments	3.4	(1.2)	3.6	2.0	7.8
Total net appreciation relating to portfolio investments	$1.1	$1.1	$3.6	$2.0	$7.8

(a)	LMM includes unrealized appreciation on 15 LMM portfolio investments and unrealized depreciation on 9 LMM portfolio investments.

Income Tax Benefit (Provision)

The income tax provision for the three months ended June 30, 2021 of $0.4 million consisted of a current tax provision of $0.4 million, related to a $0.3 million provision for excise tax on our estimated undistributed taxable income and $0.1 million provision for current state income taxes.

Net Increase (Decrease) in Net Assets Resulting from Operations

The net increase in net assets resulting from operations for the three months ended June 30, 2021 was $23.5 million, or $0.29 per share, compared with a net increase in net assets of $21.6 million, or $0.28 per share, during the three months ended June 30, 2020. The tables above provide a summary of the net increase in net assets resulting from operations for the three months ended June 30, 2021.

Comparison of the six months ended June 30, 2021 and June 30, 2020

	Six Months Ended
	June 30,		Net Change
	2021	2020	Amount	%

	(dollars in thousands)

Total investment income	$42,768	$46,247	$(3,479)	(8)%
Total expenses (net of fee and expense waivers)	16,582	21,709	(5,127)	(24)%
Net investment income	26,186	24,538	1,648	7%
Net realized loss from investments	(2,264)	(17,693)	15,429	NM
Net unrealized appreciation (depreciation) from investments	13,020	(70,941)	83,961	NM
Income tax benefit (provision)	(830)	(95)	(735)	NM
Net increase (decrease) in net assets resulting from operations	$36,112	$(64,191)	$100,303	NM

NM	Not Meaningful

Total Investment Income

Total investment income for the six months ended June 30, 2021 was $42.8 million, an 8% decrease from the $46.2 million of total investment income for the corresponding period of 2020. The following table provides a summary of the changes in the comparable period activity.

	Six Months Ended
	June 30,		Net Change
	2021	2020	Amount	%

	(dollars in thousands)
Interest Income	$33,400	$41,487	$(8,087)	(19)%	(a)
Dividend Income	8,978	3,744	5,234	140%	(b)
Fee Income	390	1,016	(626)	(62)%
Total Investment Income	$42,768	$46,247	$(3,479)	(8)%
(a)	The decrease in interest income was primarily due to the reduction in the principal value of our total debt investment portfolio.
(b)	The increase in dividend income from equity investments is primarily a result of improved operating results, financial condition and liquidity positions of certain of our portfolio companies.

Expenses

Total expenses, net of fee and expense waivers, for the six months ended June 30, 2021 were $16.6 million, a 24% decrease from $21.7 million in the corresponding period of 2020. The following table provides a summary of the changes in the comparable period activity.

	Six Months Ended
	June 30,		Net Change
	2021	2020	Amount	%

	(dollars in thousands)
Interest expense	$6,464	$9,503	$(3,039)	(32)%	(a)
Base management and incentive fees	8,061	9,624	(1,563)	(16)%	(b)
Internal administrative services fees	2,095	1,536	559	36%
Offering costs	55	177	(122)	(69)%
Professional fees	808	1,500	(692)	(46)%
Insurance	229	207	22	11%
Board of director fees	198	223	(25)	(11)%
Other general and administrative	767	475	292	61%
Total expenses before fee and expense waivers	18,677	23,245	(4,568)	(20)%
Waiver of internal administrative services expenses	(2,095)	(1,536)	(559)	36%
Total expenses	$16,582	$21,709	$(5,127)	(24)%
(a)	The decrease in interest expense was primarily due to lower floating interest rates on our revolving lines of credit based upon the decline in LIBOR and lower amounts outstanding under our Credit Facilities.
(b)	The decrease in the base management fees relates to a decrease in the base management fee from 2.00% to 1.75% as a result of MSC Adviser becoming the sole investment manager to the Company and lower average gross assets subject to base management fees.

Net Investment Income

Net investment income for the six months ended June 30, 2021 increased 7% to $26.2 million, or $0.33 per share, compared to net investment income of $24.5 million, or $0.31 per share, for the corresponding period of 2020. The increase in net investment income was principally attributable to the decrease in total expenses, partially offset by the decrease in total investment income, both as discussed above.

Net Realized Gain (Loss)

The net realized loss of $2.3 million for the six months ended June 30, 2021 includes a realized loss on extinguishment of debt of $2.1 million and a net realized loss from investments of $0.2 million. The following table provides a summary of the primary components of the total net realized loss on investments of $0.2 million for the six months ended June 30, 2021:

	Six Months Ended June 30, 2021
	Full Exits		Partial Exits		Restructures		Total
	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	# of Investments

	(dollars in thousands)
LMM Portfolio	$(2,470)	1	$-	-	$(1,192)	1	$(3,662)	2
Middle Market Portfolio	(798)	1	4,262	1	-	-	3,464	2

Total Net Realized Gain/(Loss)	$(3,268)	2	$4,262	1	$(1,192)	1	$(198)	4

Net Unrealized Appreciation (Depreciation)

The following table provides a summary of the total net unrealized appreciation of $13.0 million for the six months ended June 30, 2021:

	Six Months Ended June 30, 2021
		Middle	Private
	LMM(a)	Market	Loan	Other	Total

	(dollars in millions)
Accounting reversals of net unrealized appreciation recognized in prior periods due to net realized losses recognized during the current period	$(1.3)	$3.2	$0.1	$—	$2.0
Net unrealized appreciation relating to portfolio investments	5.1	0.5	4.4	1.0	11.0
Total net unrealized appreciation relating to portfolio investments	$3.8	$3.7	$4.5	$1.0	$13.0

(a)	LMM includes unrealized appreciation on 17 LMM portfolio investments and unrealized depreciation on 13 LMM portfolio investments.

Income Tax Benefit (Provision)

The income tax provision for the six months ended June 30, 2021 of $0.8 million consisted of a current tax provision of $0.8 million, related to a $0.7 million provision for excise tax on our estimated undistributed taxable income and $0.1 million provision for current state income taxes.

Net Increase (Decrease) in Net Assets Resulting from Operations

The net increase in net assets resulting from operations for the six months ended June 30, 2021 was $36.1 million, or $0.45 per share, compared with a net decrease in net assets of $64.2 million, or $0.81 per share, during the six months ended June 30, 2020. The tables above provide a summary of the net increase in net assets resulting from operations for the six months ended June 30, 2021.

Financial Condition, Liquidity and Capital Resources

This “Financial Condition, Liquidity and Capital Resources” section should be read in conjunction with the “COVID-19 Update” section above.

Cash and Cash Equivalents

As of June 30, 2021, we had $8.2 million in cash and cash equivalents, which we held in various custodial accounts and our NAV totaled approximately $598.6 million, equating to approximately $7.51 per share. As of December 31, 2020, we had approximately $49.1 million in cash and cash equivalents, which we held in various custodial accounts and our NAV totaled approximately $579.6 million equating to approximately $7.28 per share.

Cash Flows

For the six months ended June 30, 2021, we experienced a net decrease in cash and cash equivalents of $40.9 million, which is the net result of $94.8 million of cash used in our operating activities and $53.9 million of cash provided by our financing activities.

The $94.8 million of cash used in our operating activities resulted primarily from the funding of new portfolio investments of $223.4 million, partially offset by (i) cash proceeds totaling $95.1 million from the sales and repayments of debt investments and sales of and return on capital of equity investments, (ii) cash flows we generated from the operating profits earned totaling $20.6 million, which is our net investment income, excluding the non-cash effects of the accretion of unearned income, payment-in-kind interest income, cumulative dividends and the amortization of expenses for deferred financing costs and (iii) cash proceeds of $12.8 million related to the change in other assets and liabilities.

The $53.9 million provided by financing activities principally consisted of $64.9 million net cash proceeds related to our Credit Facilities and $0.5 million net cash proceeds related to our common stock issuance, as described below in “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” of Part II of this Quarterly Report on Form 10-Q, partially offset by (i) $4.8 million in cash dividends paid to stockholders, (ii) $3.7 million for deferred financing costs, (iii) $2.9 million for the redemption of common stock and (iv) $0.1 million in offering costs.

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

On March 2, 2021, the Company’s Board of Directors unanimously approved the reinstatement of the Company’s share repurchase program commencing in April 2021 with quarterly repurchases effectuated via tender offers and generally equal to 90% of the amount of the dividend reinvestment plan proceeds resulting from dividend payments. See “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” of Part II of the Quarterly Report on Form 10-Q for more information.

Capital Resources

As of June 30, 2021, we had $8.2 million in cash and cash equivalents and $136.9 million of unused capacity under our Credit Facilities, which we maintain to support our investment and operating activities. As of June 30, 2021, our net asset value totaled $598.6 million, or $7.51 per share.

As of June 30, 2021, we had $87.0 million outstanding and $43.0 million of undrawn commitments under our TIAA Credit Facility, and $239.7 million outstanding and $60.3 million of undrawn commitments under the JPM SPV Facility, both of which we estimate approximated fair value. At June 30, 2021, we had $40 million outstanding on our Main Street Term Loan. Availability under the TIAA Credit Facility is subject to certain borrowing base limitations and the asset coverage restrictions. Availability under the JPM SPV Facility is subject to certain borrowing base limitations. For further information on our Credit Facilities, including key terms and financial covenants, refer to “Note E — Debt” to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. See “Recent Developments” below for a discussion of amendments to the TIAA Credit Facility and Main Street Term Loan made subsequent to quarter-end.

We anticipate that we will continue to fund our investment activities through existing cash and cash equivalents, cash flows generated through our ongoing operating activities, utilization of available borrowings under our Credit Facilities and future issuances of debt capital. Our primary uses of funds will be investments in portfolio companies, operating expenses, cash distributions to holders of our common stock and share repurchases under our share repurchase program.

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

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments include commitments to extend credit and fund equity capital and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. At June 30, 2021, we had a total of $40.3 million in outstanding commitments comprised of (i) thirty-five investments with commitments to fund revolving loans that had not been fully drawn or term loans with additional commitments not yet funded and (ii) three investments with equity capital commitments that had not been fully called.

Contractual Obligations

As of June 30, 2021, we had $366.7 million in borrowings outstanding under our Credit Facilities and unsecured term debt. The TIAA Credit Facility will mature on March 6, 2023. The JPM SPV Facility will mature on February 3, 2025. The Main Street Term Loan will mature on January 27, 2026. The Deutsche Bank Credit Facility, which was scheduled to mature on November 20, 2022, was fully repaid on February 3, 2021. See further discussion of the terms of our Credit Facilities in “Note E —Debt” to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

	2021	2022	2023	2024	2025	Thereafter	Total

	(dollars in thousands)
TIAA Credit Facility	$—	$—	$87,000	$—	$—	$—	$87,000
JPM SPV Facility	—	—	—	—	239,688	—	239,688
Main Street Term Loan	—	—	—	—	—	40,000	40,000
Interest Due on Main Street Term Loan	1,528	2,028	2,028	2,033	2,028	144	9,789
Total	$1,528	$2,028	$89,028	$2,033	$241,716	$40,144	$376,477

Related Party Transactions

We have entered into agreements with HMS Adviser, MSC Adviser and the Dealer Manager, whereby we pay certain fees and reimbursements to these entities. These included payments to the Dealer Manager for selling commissions and the Dealer Manager fee and include payments to HMS Adviser and MSC Adviser for reimbursement of offering costs. In addition, we make payments for certain services that include the identification, execution, and management of our investments and also the management of our day-to-day operations provided to us by MSC Adviser, pursuant to various agreements that we have entered into. See “Note J — Related Party Transactions and Arrangements” to the financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding related party transactions.

Recent Developments

On July 27, 2021, we entered into the Amendment to the TIAA Credit Facility. The Amendment, among other things, permits us to increase the amount of outstanding unsecured subordinated indebtedness that is junior in right of payment to borrowings under the TIAA Credit Facility.

In connection with the Amendment, on July 27, 2021 we also entered into the Amended Term Loan Agreement with Main Street. The Amended Term Loan Agreement provides us with up to an additional $35.0 million of borrowings on substantially the same terms of existing borrowings under the Main Street Capital Term Loan. At closing, $20.0 million of borrowings was funded under the Amended Term Loan Agreement, and we may request two additional Delayed Draw Term Loans of $7.5 million each during the period ending six months after the closing date of the Amended Term Loan Agreement.

Borrowings under the Amended Term Loan Agreement will mature on January 27, 2026, are expressly subordinated and junior in right of payment to all of our secured indebtedness and may be prepaid any time after July 27, 2023 (or the second anniversary of the latest date that a Delayed Draw Term Loan is borrowed) in accordance with the additional conditions described in the Amended Term Loan Agreement.

On August 2, 2021, we repurchased 437,869 shares of our common stock validly tendered and not withdrawn on the terms set forth in our tender offer statement on Schedule TO and Offer to Repurchase filed with the SEC on June 11, 2021. The shares were repurchased at a price of $7.57 per share, which was our net asset value per share as of August 2, 2021, for an aggregate purchase price of $3.3 million (an amount equal to 90% of the proceeds we received from the issuance of shares under our distribution reinvestment plan from our August 2, 2021 dividend payment).

On August 10, 2021, our Board of Directors declared a quarterly cash dividend of $0.15 per share payable November 1, 2021 to stockholders of record as of September 30, 2021.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates, and changes in interest rates may affect both our interest expense on the debt outstanding under our Credit Facilities and our interest income from portfolio investments. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. Our investment income will be affected by changes in various interest rates, including LIBOR and prime rates, to the extent that any debt investments include floating interest rates. See “Risk Factors — Risks Relating to Our Investments — Changes relating to the LIBOR calculation process, the phase-out of LIBOR and the use of replacement rates for LIBOR may adversely affect the value of our portfolio securities.” , “Risk Factors — Risk Related to Our Investments — Changes in interest rates may affect our cost of capital, net investment income and the value of our investments.” and “Risk Factors — Risk Related to Debt Financing — Because we borrow money, the potential for gain or loss on amounts invested in us is magnified and may increase the risk of investing in us.” included in our Form 10-K for the fiscal year ended December 31, 2020 for more information regarding risks associated with our debt investments and borrowings that utilize LIBOR as a reference rate.

The majority of our debt investments are made with either fixed interest rates or floating rates that are subject to contractual minimum interest rates for the term of the investment. As of June 30, 2021, approximately 83% of our debt investment portfolio (at cost) bore interest at floating rates, 92% of which were subject to contractual minimum interest rates. Our interest expense will be affected by changes in the published LIBOR rate in connection with our Credit Facilities; however, the interest rate on our outstanding Main Street Term Loan is fixed for the life of such debt. As of June 30, 2021, we had not entered into any interest rate hedging arrangements. Due to our limited use of derivatives, we have claimed an exclusion from the definition of the term “commodity pool operator” under the Commodity Exchange Act and, therefore, are not subject to registration or regulation as a pool operator under such Act. The following table shows the approximate annualized increase or decrease in the components of net investment income due to hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings as of June 30, 2021.

	Increase	(Increase)	Increase	Increase
	(Decrease)	Decrease	(Decrease) in Net	(Decrease) in Net
	in Interest	in Interest	Investment	Investment
Basis Point Change	Income	Expense	Income	Income per Share

	(dollars in thousands, except per share amounts)
(150)	$(75)	$545	$470	$0.01
(100)	(75)	545	470	0.01
(50)	(75)	545	470	0.01
(25)	(75)	545	470	0.01
25	145	(817)	(672)	(0.01)
50	291	(1,633)	(1,342)	(0.02)
75	510	(2,450)	(1,940)	(0.02)
100	1,419	(3,267)	(1,848)	(0.02)
125	2,902	(4,084)	(1,182)	(0.01)
150	4,498	(4,900)	(402)	(0.01)

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

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, President, Chief Financial Officer, Chief Compliance Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act). Based on that evaluation, our Chief Executive Officer, President, Chief Financial Officer, Chief Compliance Officer and Chief Accounting Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to us that is required to be disclosed in the reports we file or submit under the Exchange Act. Except for the adoption of policies and procedures pursuant to Rule 2a-5 under the 1940 Act (as discussed in Note B.1 above), there have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2021, we issued 424,455 shares of our common stock under our dividend reinvestment plan and, on April 1, 2021, sold 67,114 shares at per share of $7.45, the price set by the Company to issue shares under the distribution reinvestment plan for the April 1, 2021 dividend payment, to certain of our officers and a member of our board of directors in transactions exempt from registration under section 4(a)(2) of the Securities Act of 1933, as amended. The aggregate value of the shares of common stock issued during the three months ended June 30, 2021 under the dividend reinvestment plan and pursuant to exempt sales transactions was approximately $3.7 million.

Period	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
April 1 through April 30, 2021	—		—	—	—
May 1 through May 31, 2021	—		—	—	—
June 1 through June 30, 2021	383,513	(1)	$7.46	383,513	N/A

(1)	On June 1, 2021, pursuant to our tender offer to purchase shares of our common stock on the terms set forth in our tender offer statement on Schedule TO and Offer to Repurchase filed with the SEC on April 12, 2021, we purchased a total of 383,513 shares validly tendered and not withdrawn at a price of $7.46 per share, which was our net asset value per share as of May 31, 2021, for an aggregate purchase price of $2.9 million (an amount equal to 90% of the proceeds we received from the issuance of shares under our distribution reinvestment plan in connection with our April 1, 2021 dividend payment).

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Listed below are the exhibits which are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Exhibit
10.1

Fifth Amendment to Amended and Restated Senior Secured Revolving Credit Agreement, dated as of July 27, 2021, by and among the Registrant, MSC Equity Holding, LLC, MSC Equity Holding II, Inc., MSC California Holdings GP LLC, MSC California Holdings LP, the lenders party thereto and TIAA, FSB (filed as exhibit 10.1 to the Registrant’s Current Report on Form 8-K on July 27, 2021 (File No. 814-00939) and incorporated herein by reference).

10.2	Amended and Restated Term Loan Agreement, dated as of July 27, 2021 by and between the Registrant and Main Street Capital Corporation (incorporated by reference to Appendix B to Exhibit 10.1 hereto).
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MSC INCOME FUND, INC.

/s/ DWAYNE L. HYZAK
Date: August 13, 2021	Dwayne L. Hyzak
Chief Executive Officer
(principal executive officer)
/s/ BRENT D. SMITH
Date: August 13, 2021	Brent D. Smith
Chief Financial Officer and Treasurer
(principal financial officer)
/s/ CORY E. GILBERT
Date: August 13, 2021	Cory E. Gilbert
Chief Accounting Officer
(principal accounting officer)