Form 10-Q
period 2021-09-30
MSC INCOME FUND, INC.
filed 2021-11-12
CIK 1535778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
⌧ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR
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

The number of shares outstanding of the issuer’s common stock as of November 12, 2021 was 79,826,954.

MSC Income Fund, Inc.

Consolidated Balance Sheets

(dollars in thousands, except shares and per share amounts)

	September 30,	December 31,
	2021	2020
	(unaudited)
ASSETS
Investments at fair value:
Control investments (cost: $18,223 and $18,152 as of September 30, 2021 and December 31, 2020, respectively)	$34,471	$33,831
Affiliate investments (cost: $194,908 and $143,740 as of September 30, 2021 and December 31, 2020, respectively)	218,875	157,690
Non‑Control/Non‑Affiliate investments (cost: $783,920 and $678,764 as of September 30, 2021 and December 31, 2020, respectively)	748,934	634,001
Total investments (cost: $997,051 and $840,656 as of September 30, 2021 and December 31, 2020, respectively)	1,002,280	825,522
Cash and cash equivalents	21,442	8,586
Restricted cash	—	40,480
Dividends and interest receivable	10,728	8,303
Receivable for securities sold	563	—
Deferred financing costs (net of accumulated amortization of $960 and $4,443 as of September 30, 2021 and December 31, 2020, respectively)	4,321	2,691
Prepaids and other assets	1,462	2,439
Total assets	$1,040,796	$888,021
LIABILITIES
Credit facilities	$353,688	$301,816
Unsecured term debt	60,000	—
Accounts payable and other liabilities	2,712	2,093
Interest payable	3,441	286
Dividend payable	11,964	—
Management fees payable	4,473	4,202
Payable for securities purchased	1,169	—
Total liabilities	437,447	308,397
Commitments and contingencies (Note I)
NET ASSETS
Common stock, $0.001 par value per share (150,000,000 shares authorized, 79,756,378 and 79,608,304 issued and outstanding at September 30, 2021 and December 31, 2020, respectively)	80	80
Additional paid‑in capital	683,194	682,028
Total undistributed (overdistributed) earnings	(79,925)	(102,484)
Total net assets	603,349	579,624
Total liabilities and net assets	$1,040,796	$888,021
NET ASSET VALUE PER SHARE	$7.56	$7.28

The accompanying notes are an integral part of these consolidated financial statements

MSC Income Fund, Inc.

Consolidated Statements of Operations

(dollars in thousands, except shares and per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
INVESTMENT INCOME:
Interest, fee and dividend income:
Control investments	$845	$780	$2,188	$1,876
Affiliate investments	5,365	3,676	13,461	11,129
Non‑Control/Non‑Affiliate investments	16,544	15,063	49,873	52,761
Total investment income	22,754	19,519	65,522	65,766
EXPENSES:
Interest	3,759	4,000	10,223	13,503
Base management fees	4,473	4,701	12,534	14,325
Internal administrative service expenses	1,152	959	3,247	2,495
Offering costs	55	28	110	205
Professional fees	490	226	1,298	1,726
Insurance	114	103	343	310
Board of director fees	97	86	295	309
General and administrative	644	388	1,411	863
Total expenses before fee and expense waivers	10,784	10,491	29,461	33,736
Waiver of internal administrative services expenses	(1,152)	(959)	(3,247)	(2,495)
Total expenses, net of fee and expense waivers	9,632	9,532	26,214	31,241
NET INVESTMENT INCOME	13,122	9,987	39,308	34,525
NET REALIZED GAIN (LOSS):
Affiliate investments	(203)	—	(2,673)	(4,054)
Non‑Control/Non‑Affiliate investments	(3,473)	(17,868)	(1,176)	(31,507)
Realized loss on extinguishment of debt	—	—	(2,091)	—
Total net realized gain (loss)	(3,676)	(17,868)	(5,940)	(35,561)
NET UNREALIZED APPRECIATION (DEPRECIATION):
Control investments	572	300	569	(881)
Affiliate investments	3,987	4,157	10,017	2,617
Non‑Control/Non‑Affiliate investments	2,784	43,467	9,777	(24,753)
Total net unrealized appreciation (depreciation)	7,343	47,924	20,363	(23,017)
INCOME TAXES:
Federal and state income, excise and other taxes	453	97	1,283	192
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$16,336	$39,946	$52,448	$(24,245)
NET INVESTMENT INCOME PER SHARE—BASIC AND DILUTED	$0.16	$0.12	$0.49	$0.43
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE—BASIC AND DILUTED	$0.20	$0.50	$0.66	$(0.31)
WEIGHTED-AVERAGE SHARES OUTSTANDING—BASIC AND DILUTED	79,908,827	79,608,304	79,831,292	79,079,204

The accompanying notes are an integral part of these consolidated financial statements

MSC Income Fund, Inc.

Consolidated Statements of Changes in Net Assets

(dollars in thousands, except shares)

(unaudited)

				Total
	Common Stock		Additional	Undistributed
	Number of	Par	Paid‑In	(Overdistributed)	Total Net
	Shares	Value	Capital	Earnings	Asset Value
Balances at December 31, 2019	78,463,377	$78	$675,554	$(66,327)	$609,305
Dividend reinvestment	751,240	1	5,898	—	5,899
Common stock repurchased	(791,488)	(1)	(6,093)	—	(6,094)
Net decrease resulting from operations	—	—	—	(85,816)	(85,816)
Dividends to stockholders	—	—	—	(13,730)	(13,730)
Balances at March 31, 2020	78,423,129	$78	$675,359	$(165,873)	$509,564
Dividend reinvestment	894,499	1	5,875	—	5,876
Net increase resulting from operations	—	—	—	21,625	21,625
Dividends to stockholders	—	—	—	(13,790)	(13,790)
Balances at June 30, 2020	79,317,628	$79	$681,234	$(158,038)	$523,275
Dividend reinvestment	290,676	1	1,919	—	1,920
Net increase resulting from operations	—	—	—	39,946	39,946
Dividends to stockholders	—	—	—	—	—
Balances at September 30, 2020	79,608,304	$80	$683,153	$(118,092)	$565,141

Balances at December 31, 2020	79,608,304	$80	$682,028	$(102,484)	$579,624
Net increase resulting from operations	—	—	—	12,657	12,657
Dividends to stockholders	—	—	—	(7,961)	(7,961)
Balances at March 31, 2021	79,608,304	$80	$682,028	$(97,788)	$584,320
Offering of common stock	67,114	—	500	—	500
Dividend reinvestment	424,455	—	3,162	—	3,162
Common stock repurchased	(383,512)	—	(2,861)	—	(2,861)
Net increase resulting from operations	—	—	—	23,455	23,455
Dividends to stockholders	—	—	—	(9,964)	(9,964)
Balances at June 30, 2021	79,716,361	$80	$682,829	$(84,297)	$598,612
Dividend reinvestment	478,309	1	3,682	—	3,683
Common stock repurchased	(438,292)	(1)	(3,317)	—	(3,318)
Net increase resulting from operations	—	—	—	16,336	16,336
Dividends to stockholders	—	—	—	(11,964)	(11,964)
Balances at September 30, 2021	79,756,378	$80	$683,194	$(79,925)	$603,349

The accompanying notes are an integral part of these consolidated financial statements

MSC Income Fund, Inc.

Consolidated Statements of Cash Flows

(dollars in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$52,448	$(24,245)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Investments in portfolio companies	(334,947)	(72,635)
Proceeds from sales and repayments of debt investments in portfolio companies	182,367	147,792
Net unrealized (appreciation) depreciation	(20,363)	23,017
Net realized loss on the sale of portfolio investments	3,986	35,561
Realized loss on extinguishment of debt	2,091	—
Amortization of deferred financing costs	886	1,078
Amortization of deferred offering costs	110	205
Accretion of unearned income	(3,425)	(4,230)
Payment-in-kind interest	(4,376)	(3,230)
Changes in other assets and liabilities:
Dividends and interest receivable	(2,425)	171
Receivable for investments sold	(563)	—
Prepaid and other assets	977	1,560
Payable for investments purchased	1,169	—
Management fees payable	272	(690)
Interest payable	3,155	—
Accounts payable and other liabilities	619	380
Net cash provided by (used in) operating activities	(118,019)	104,734
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from offering of common stock	500	—
Redemption of common stock	(6,179)	(6,094)
Payment of offering costs	(110)	(205)
Dividends paid	(11,081)	(18,494)
Repayments on Credit Facilities payable	(340,816)	(149,198)
Proceeds from Credit Facilities payable	392,688	79,327
Proceeds from unsecured term debt	60,000	—
Payment of deferred financing costs	(4,607)	(623)
Net cash provided by (used in) financing activities	90,395	(95,287)
Net increase (decrease) in cash, cash equivalents and restricted cash	(27,624)	9,447
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	49,066	21,846
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$21,442	$31,293

Supplemental cash flow disclosures:
Interest paid	$6,183	$12,294
Taxes paid	$1,328	$795
Non-cash financing activities:
Dividends declared and unpaid	$11,964	$—
Value of shares issued pursuant to the dividend reinvestment plan	$6,845	$13,695

The accompanying notes are an integral part of these consolidated financial statements

MSC Income Fund, Inc.

Consolidated Schedule of Investments

September 30, 2021

(dollars in thousands)

(unaudited)

Portfolio Company (1) (20)		Investment Date (22)	Business Description	Type of Investment (2) (3) (15)		Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Control Investments (5)

Copper Trail Fund Investments	(12) (13)	July 17, 2017	Investment Partnership
				LP Interests (CTMH, LP)	(24)	38.8%				$835	$710

GRT Rubber Technologies LLC		December 19, 2014	Manufacturer of Engineered Rubber Products
				Secured Debt			7.10% (L+7.00%)	12/31/2023	8,262	8,250	8,250
				Member Units	(8)	2,896				6,435	22,120
										14,685	30,370
Harris Preston Fund Investments	(12) (13)	October 1, 2017	Investment Partnership
				LP Interests (2717 MH, L.P.)	(24)	49.3%				2,703	3,391

Subtotal Control Investments (5.7% of net assets at fair value)										$18,223	$34,471
Affiliate Investments (6)
AFG Capital Group, LLC		November 7, 2014	Provider of Rent-to-Own Financing Solutions and Services
				Secured Debt			10.00%	5/25/2022	58	58	58
				Preferred Member Units	(8)	46				300	1,850
										358	1,908
Analytical Systems Keco Holdings, LLC		August 16, 2019	Manufacturer of Liquid and Gas Analyzers
				Secured Debt	(9)		12.00% (L+10.00%, Floor 2.00%)	8/16/2024	1,254	1,191	1,191
				Preferred Member Units		800				800	-
				Preferred Member Units		607				607	1,200
				Warrants	(27)	105		8/16/2029		79	-
										2,677	2,391
ATX Networks Corp.	(11)	June 30, 2015	Provider of Radio Frequency Management Equipment
				Secured Debt	(9)		8.50% (L+7.50%, Floor 1.00%)	9/1/2026	7,698	7,121	7,121
				Unsecured Debt	(19)		10.00% PIK	9/1/2028	3,082	1,973	1,973
				Common Stock		585				-	-
										9,094	9,094
Barfly Ventures, LLC	(10)	August 31, 2015	Casual Restaurant Group
				Member Units		12				528	643

Brewer Crane Holdings, LLC		January 9, 2018	Provider of Crane Rental and Operating Services
				Secured Debt	(9)		11.00% (L+10.00%, Floor 1.00%)	1/9/2023	2,046	2,033	2,033

MSC Income Fund, Inc.

Consolidated Schedule of Investments (Continued)

September 30, 2021

(dollars in thousands)

(unaudited)

Portfolio Company (1) (20)	Investment Date (22)	Business Description	Type of Investment (2) (3) (15)		Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Preferred Member Units	(8)	737				1,070	1,070
									3,103	3,103
Centre Technologies Holdings, LLC	January 4, 2019	Provider of IT Hardware Services and Software Solutions
			Secured Debt	(9)		12.00% (L+10.00%, Floor 2.00%)	1/4/2024	2,392	2,367	2,367
			Preferred Member Units		3,174				1,460	1,460
									3,827	3,827
Chamberlin Holding LLC	February 26, 2018	Roofing and Waterproofing Specialty Contractor
			Secured Debt	(9)		9.00% (L+8.00%, Floor 1.00%)	2/26/2023	4,454	4,396	4,454
			Member Units	(8)	1,087				2,860	6,030
			Member Units	(8) (23)	261,786				330	358
									7,586	10,842
Charps, LLC	February 3, 2017	Pipeline Maintenance and Construction
			Preferred Member Units	(8)	400				100	3,560

Clad-Rex Steel, LLC	December 20, 2016	Specialty Manufacturer of Vinyl-Clad Metal
			Secured Debt	(9)		10.50% (L+9.50%, Floor 1.00%)	1/15/2024	2,620	2,617	2,617
			Member Units	(8)	179				1,820	2,560
			Secured Debt			10.00%	12/20/2036	272	270	270
			Member Units	(23)	200				53	133
									4,760	5,580
Cody Pools, Inc.	March 6, 2020	Designer of Residential and Commercial Pools
			Secured Debt	(9)		12.25% (L+10.50%, Floor 1.75%)	3/6/2025	4,512	4,432	4,509
			Preferred Member Units	(8)	147				2,079	7,600
									6,511	12,109
Colonial Electric Company LLC	March 31, 2021	Provider of Electrical Contracting Services
			Secured Debt			12.00%	3/31/2026	6,221	6,077	6,077
			Preferred Member Units		4,320				1,920	2,110
									7,997	8,187
Datacom, LLC	May 30, 2014	Technology and Telecommunications Provider
			Secured Debt			5.00%	12/31/2025	991	901	901
			Preferred Member Units		1,000				290	290
									1,191	1,191

MSC Income Fund, Inc.

Consolidated Schedule of Investments (Continued)

September 30, 2021

(dollars in thousands)

(unaudited)

Portfolio Company (1) (20)		Investment Date (22)	Business Description	Type of Investment (2) (3) (15)		Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Digital Products Holdings LLC		April 1, 2018	Designer and Distributor of Consumer Electronics
				Secured Debt	(9)		11.00% (L+10.00%, Floor 1.00%)	4/1/2023	4,296	4,262	4,262
				Preferred Member Units	(8)	964				2,375	2,459
										6,637	6,721
Direct Marketing Solutions, Inc.		February 13, 2018	Provider of Omni-Channel Direct Marketing Services
				Secured Debt	(9)		12.00% (L+11.00%, Floor 1.00%)	2/13/2023	3,714	3,677	3,677
				Preferred Stock	(8)	2,100				2,100	4,290
										5,777	7,967
Freeport Financial Funds	(12) (13)	June 13, 2013	Investment Partnership
				LP Interests (Freeport First Lien Loan Fund III LP)	(8) (24)	6.0%				7,629	7,231

Gamber-Johnson Holdings, LLC		June 24, 2016	Manufacturer of Ruggedized Computer Mounting Systems
				Secured Debt	(9) (17)		9.00% (L+7.00%, Floor 2.00%)	6/24/2021	5,160	5,160	5,160
				Member Units	(8)	2,261				4,423	13,840
										9,583	19,000
GFG Group, LLC.		July 31, 2015	Grower and Distributor of a Variety of Plants and Products to Other Wholesalers, Retailers and Garden Centers
				Secured Debt			12.00%	3/31/2026	3,136	3,049	3,049
				Preferred Member Units	(8)	56				1,225	1,750
										4,274	4,799
Gulf Publishing Holdings, LLC		April 29, 2016	Energy Industry Focused Media and Publishing
				Secured Debt	(9) (17) (19)		10.50% (5.25% Cash, 5.25% PIK) (L+9.50%, Floor 1.00%)	9/30/2020	64	64	64
				Secured Debt	(17) (19)		12.50% (6.25% Cash, 6.25% PIK)	4/29/2021	3,391	3,391	2,616
				Member Units		920				920	-
										4,375	2,680
Harris Preston Fund Investments	(12) (13)	August 9, 2017	Investment Partnership
				LP Interests (HPEP 3, L.P.)	(24)	8.2%				3,193	4,183

MSC Income Fund, Inc.

Consolidated Schedule of Investments (Continued)

September 30, 2021

(dollars in thousands)

(unaudited)

Portfolio Company (1) (20)		Investment Date (22)	Business Description	Type of Investment (2) (3) (15)		Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Hawk Ridge Systems, LLC	(13)	December 2, 2016	Value-Added Reseller of Engineering Design and Manufacturing Solutions
				Secured Debt	(9)		7.00% (L+6.00%, Floor 1.00%)	12/2/2023	646	646	646
				Secured Debt			9.00%	12/2/2023	3,350	3,347	3,350
				Preferred Member Units	(8)	56				713	3,290
				Preferred Member Units	(23)	56				38	170
										4,744	7,456
J&J Services, Inc.		October 31, 2019	Provider of Dumpster and Portable Toilet Rental Services
				Secured Debt			11.50%	10/31/2024	2,700	2,665	2,700
				Preferred Stock		703				1,771	3,850
										4,436	6,550
Kickhaefer Manufacturing Company, LLC		October 31, 2018	Precision Metal Parts Manufacturing
				Secured Debt			11.50%	10/31/2023	5,104	5,032	5,032
				Member Units		145				3,060	3,060
				Secured Debt			9.00%	10/31/2048	982	972	972
				Member Units	(8) (23)	200				248	302
										9,312	9,366
Market Force Information, LLC		July 28, 2017	Provider of Customer Experience Management Services
				Secured Debt	(14) (19)		12.00% PIK	7/28/2023	6,520	6,463	2,790
				Member Units		185,980				4,160	-
										10,623	2,790
MH Corbin Holding LLC		August 31, 2015	Manufacturer and Distributor of Traffic Safety Products
				Secured Debt			13.00%	3/31/2022	2,083	2,078	1,502
				Preferred Member Units		16,500				1,100	-
				Preferred Member Units		1,000				1,500	-
										4,678	1,502
Mystic Logistics Holdings, LLC		August 18, 2014	Logistics and Distribution Services Provider for Large Volume Mailers
				Secured Debt			12.00%	1/17/2022	1,677	1,677	1,677
				Common Stock	(8)	1,468				680	1,792
										2,357	3,469
NexRev LLC		February 28, 2018	Provider of Energy Efficiency Products & Services
				Secured Debt			11.00%	2/28/2023	4,111	4,082	3,687
				Preferred Member Units	(8)	21,600,000				1,720	820
										5,802	4,507

MSC Income Fund, Inc.

Consolidated Schedule of Investments (Continued)

September 30, 2021

(dollars in thousands)

(unaudited)

Portfolio Company (1) (20)		Investment Date (22)	Business Description	Type of Investment (2) (3) (15)		Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
NuStep, LLC		January 31, 2017	Designer, Manufacturer and Distributor of Fitness Equipment
				Secured Debt	(9)		7.50% (L+6.50%, Floor 1.00%)	1/31/2025	400	400	400
				Secured Debt			10.50%	1/31/2025	4,310	4,303	4,310
				Preferred Member Units		102				2,550	3,380
										7,253	8,090
Oneliance, LLC		August 6, 2021	Construction Cleaning Company
				Secured Debt	(9)		12.00% (L+11.00%, Floor 1.00%)	8/6/2026	1,400	1,373	1,373
				Preferred Stock		264				264	264
										1,637	1,637
Orttech Holdings, LLC		July 30, 2021	Distributor of Industrial Clutches, Brakes and Other Components
				Secured Debt	(9)		12.00% (L+11.00%, Floor 1.00%)	7/31/2026	6,094	5,972	5,972
				Preferred Stock	(23)	2,900				2,900	2,900
										8,872	8,872
SI East, LLC		August 31, 2018	Rigid Industrial Packaging Manufacturing
				Secured Debt			10.25%	8/31/2023	21,200	21,134	21,200
				Preferred Member Units	(8)	52				406	3,470
										21,540	24,670
Sonic Systems International, LLC	(10)	August 20, 2021	Nuclear Power Staffing Services
				Secured Debt	(9)		8.50% (L+7.50%, Floor 1.00%)	8/20/2026	14,000	13,725	13,725
				Common Stock		9,191				1,250	1,250
										14,975	14,975
Tedder Industries, LLC		August 31, 2018	Manufacturer of Firearm Holsters and Accessories
				Secured Debt			12.00%	8/31/2022	4,200	4,147	4,147
				Preferred Member Units		120				2,034	2,034
										6,181	6,181
Trantech Radiator Topco, LLC		May 31, 2019	Transformer Cooling Products and Services
				Secured Debt			12.00%	5/31/2024	2,180	2,134	2,134
				Common Stock	(8)	154				1,164	1,660
										3,298	3,794
Subtotal Affiliate Investments (36.3% of net assets at fair value)										$194,908	$218,875

MSC Income Fund, Inc.

Consolidated Schedule of Investments (Continued)

September 30, 2021

(dollars in thousands)

(unaudited)

Portfolio Company (1) (20)		Investment Date (22)	Business Description	Type of Investment (2) (3) (15)		Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Non-Control/Non-Affiliate Investments (7)
AAC Holdings, Inc.	(11)	June 30, 2017	Substance Abuse Treatment Service Provider
				Secured Debt	(19)		18.00% (10.00% Cash, 8.00% PIK)	6/25/2025	3,563	3,253	3,461
				Common Stock		593,927				3,148	2,110
				Warrants	(29)	197,717		12/11/2025		-	703
										6,401	6,274
Adams Publishing Group, LLC	(10)	November 19, 2015	Local Newspaper Operator
				Secured Debt	(9)		8.75% (L+7.00%, Floor 1.75%)	7/3/2023	4,920	4,842	4,885

ADS Tactical, Inc.	(11)	March 7, 2017	Value-Added Logistics and Supply Chain Provider to the Defense Industry
				Secured Debt	(9)		6.75% (L+5.75%, Floor 1.00%)	3/19/2026	18,750	18,397	18,867

American Nuts, LLC	(10)	April 10, 2018	Roaster, Mixer and Packager of Bulk Nuts and Seeds
				Secured Debt	(9)		9.00% (L+8.00%, Floor 1.00%)	4/10/2025	12,044	11,898	12,044

American Teleconferencing Services, Ltd.	(11)	May 19, 2016	Provider of Audio Conferencing and Video Collaboration Solutions
				Secured Debt	(9) (17)		7.50% (L+6.50%, Floor 1.00%)	9/9/2021	2,425	2,375	926
				Secured Debt	(9) (14) (17)		7.50% (L+6.50%, Floor 1.00%)	9/9/2021	11,693	11,451	4,465
										13,826	5,391
Arcus Hunting LLC	(10)	January 6, 2015	Manufacturer of Bowhunting and Archery Products and Accessories
				Secured Debt	(9)		11.00% (L+10.00%, Floor 1.00%)	3/31/2022	6,801	6,781	6,798

ASC Ortho Management Company, LLC	(10)	August 31, 2018	Provider of Orthopedic Services
				Secured Debt	(9)		9.00% (L+8.00%, Floor 1.00%)	8/31/2023	5,117	5,077	5,111
				Secured Debt	(19)		13.75% PIK	12/1/2023	2,265	2,238	2,265
										7,315	7,376
BBB Tank Services, LLC		April 8, 2016	Maintenance, Repair and Construction Services to the Above-Ground Storage Tank Market
				Unsecured Debt	(9) (17)		12.00% (L+11.00%, Floor 1.00%)	4/8/2021	1,200	1,200	935
				Preferred Stock (non-voting)	(8) (14) (19)		15.00% PIK			41	-
				Member Units		200,000				200	-

MSC Income Fund, Inc.

Consolidated Schedule of Investments (Continued)

September 30, 2021

(dollars in thousands)

(unaudited)

Portfolio Company (1) (20)		Investment Date (22)	Business Description	Type of Investment (2) (3) (15)		Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
										1,441	935
Berry Aviation, Inc.	(10)	July 6, 2018	Charter Airline Services
				Secured Debt	(19)		12.00% (10.50% Cash, 1.50% PIK)	1/6/2024	4,671	4,637	4,671
				Preferred Member Units	(8) (19) (23)	122,416	16.00% PIK			162	162
				Preferred Member Units	(14) (19) (23)	1,548,387	8.00% PIK			1,671	1,963
										6,470	6,796
BigName Commerce, LLC	(10)	May 11, 2017	Provider of Envelopes and Complimentary Stationery Products
				Secured Debt	(9)		8.25% (L+7.25%, Floor 1.00%)	5/11/2022	1,891	1,888	1,891

Binswanger Enterprises, LLC	(10)	March 10, 2017	Glass Repair and Installation Service Provider
				Secured Debt	(9)		9.00% (L+8.00%, Floor 1.00%)	3/10/2023	12,387	12,330	12,387
				Member Units		1,050,000				1,050	730
										13,380	13,117
Bluestem Brands, Inc.	(11)	December 19, 2013	Multi-Channel Retailer of General Merchandise
				Secured Debt	(9)		10.00% (L+8.50%, Floor 1.50%)	8/28/2025	5,745	5,745	5,721
				Common Stock	(8)	700,446				-	1,310
										5,745	7,031
Boccella Precast Products LLC		June 30, 2017	Manufacturer of Precast Hollow Core Concrete
				Secured Debt			10.00%	2/28/2027	80	80	80
				Member Units	(8)	540,000				564	1,207
										644	1,287
Brightwood Capital Fund Investments	(12) (13)	July 21, 2014	Investment Partnership
				LP Interests (Brightwood Capital Fund III, LP)	(8) (24)	1.2%				2,495	1,393
				LP Interests (Brightwood Capital Fund IV, LP)	(8) (24)	0.5%				8,737	8,998
										11,232	10,391
Buca C, LLC		June 30, 2015	Casual Restaurant Group
				Secured Debt	(9) (17)		10.25% (L+9.25%, Floor 1.00%)	6/30/2020	13,164	13,164	9,705
				Preferred Member Units	(14) (19)	4	6.00% PIK			3,040	-
										16,204	9,705
Burning Glass Intermediate Holding Company, Inc.	(10)	June 14, 2021	Provider of Skills-Based Labor Market Analytics
				Secured Debt	(9)		6.00% (L+5.00%, Floor 1.00%)	6/10/2028	13,423	13,169	13,169

MSC Income Fund, Inc.

Consolidated Schedule of Investments (Continued)

September 30, 2021

(dollars in thousands)

(unaudited)

Portfolio Company (1) (20)		Investment Date (22)	Business Description	Type of Investment (2) (3) (15)		Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Cadence Aerospace LLC	(10)	November 14, 2017	Aerostructure Manufacturing
				Secured Debt	(9) (19)		9.50% (7.50% Cash, 2.00% PIK) (2.00% PIK + L+6.50%, Floor 1.00%)	11/14/2023	20,223	20,109	18,743

CAI Software LLC		October 10, 2014	Provider of Specialized Enterprise Resource Planning Software
				Secured Debt			12.50%	12/7/2023	7,709	7,639	7,709
				Member Units	(8)	16,742				-	2,670
										7,639	10,379
Camin Cargo Control, Inc.	(11)	June 14, 2021	Provider of Mission Critical Inspection, Testing and Fuel Treatment Services
				Secured Debt	(9)		7.50% (L+6.50%, Floor 1.00%)	6/4/2026	7,980	7,904	7,940

Cenveo Corporation	(11)	September 4, 2015	Provider of Digital Marketing Agency Services
				Common Stock		253,194				4,848	2,089

Chisholm Energy Holdings, LLC	(10)	May 15, 2019	Oil & Gas Exploration & Production
				Secured Debt	(9)		7.75% (L+6.25%, Floor 1.50%)	5/15/2026	2,857	2,815	2,661

Clarius BIGS, LLC	(10)	September 23, 2014	Prints & Advertising Film Financing
				Secured Debt	(14) (17) (19)		15.00% PIK	1/5/2015	2,788	2,445	28

Classic H&G Holdings, LLC		March 12, 2020	Provider of Engineered Packaging Solutions
				Secured Debt	(9)		7.00% (L+6.00%, Floor 1.00%)	3/12/2025	350	347	347
				Secured Debt			8.00%	3/12/2025	4,819	4,710	4,819
				Preferred Member Units	(8)	39				1,440	3,410
										6,497	8,576
Clickbooth.com, LLC	(10)	December 5, 2017	Provider of Digital Advertising Performance Marketing Solutions
				Secured Debt	(9)		9.50% (L+8.50%, Floor 1.00%)	1/31/2025	7,700	7,601	7,700

Computer Data Source, LLC	(10)	August 6, 2021	Third Party Maintenance Provider to the Data Center Ecosystem
				Secured Debt	(9)		8.50% (L+7.50%, Floor 1.00%)	8/6/2026	17,583	17,194	17,194

MSC Income Fund, Inc.

Consolidated Schedule of Investments (Continued)

September 30, 2021

(dollars in thousands)

(unaudited)

Portfolio Company (1) (20)		Investment Date (22)	Business Description	Type of Investment (2) (3) (15)		Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Construction Supply Investments, LLC	(10)	December 29, 2016	Distribution Platform of Specialty Construction Materials to Professional Concrete and Masonry Contractors
				Member Units	(8)	861,618				3,335	10,580

DTE Enterprises, LLC	(10)	April 13, 2018	Industrial Powertrain Repair and Services
				Secured Debt	(9)		10.00% (L+8.50%, Floor 1.50%)	4/13/2023	9,357	9,288	8,903
				Class AA Preferred Member Units (non-voting)	(8) (19)		10.00% PIK			1,024	1,024
				Class A Preferred Member Units	(14) (19)	776,316	8.00% PIK			776	440
										11,088	10,367
Dynamic Communities, LLC	(10)	July 17, 2018	Developer of Business Events and Online Community Groups
				Secured Debt	(9) (19)		12.50% (4.75% Cash, 7.75% PIK) (L+11.50%, Floor 1.00%)	7/17/2023	5,751	5,706	5,507

EPIC Y-Grade Services, LP	(11)	June 22, 2018	NGL Transportation & Storage
				Secured Debt	(9)		7.00% (L+6.00%, Floor 1.00%)	6/30/2027	6,909	6,829	5,955

Flip Electronics LLC	(10)	January 4, 2021	Distributor of Hard-to-Find and Obsolete Electronic Components
				Secured Debt	(9)		8.99% (L+7.99%, Floor 1.00%)	1/2/2026	6,000	5,885	5,961

Gibson Brands, Inc.	(11)	August 19, 2021	Manufacturer of Guitars and Related Music Products
				Secured Debt	(9)		5.75% (L+5.00%, Floor 0.75%)	8/11/2028	2,500	2,475	2,475

GoWireless Holdings, Inc.	(11)	July 13, 2020	Provider of Wireless Telecommunications Carrier Services
				Secured Debt	(9)		7.50% (L+6.50%, Floor 1.00%)	12/22/2024	15,252	15,183	15,297

GS Operating, LLC	(10)	February 24, 2020	Distributor of Industrial and Specialty Parts
				Secured Debt	(9)		8.00% (L+6.50%, Floor 1.50%)	2/24/2025	10,968	10,744	10,968

HDC/HW Intermediate Holdings	(10)	December 21, 2018	Managed Services and Hosting Provider
				Secured Debt	(9)		8.50% (L+7.50%, Floor 1.00%)	12/21/2023	1,938	1,918	1,717

MSC Income Fund, Inc.

Consolidated Schedule of Investments (Continued)

September 30, 2021

(dollars in thousands)

(unaudited)

Portfolio Company (1) (20)		Investment Date (22)	Business Description	Type of Investment (2) (3) (15)		Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
HW Temps LLC		July 2, 2015	Temporary Staffing Solutions
				Secured Debt			8.00%	3/29/2023	1,961	1,959	1,959

Hybrid Promotions, LLC	(10)	June 30, 2021	Wholesaler of Licensed, Branded and Private Label Apparel
				Secured Debt	(9)		9.25% (L+8.25%, Floor 1.00%)	6/30/2026	7,875	7,724	7,724

IG Parent Corporation	(11)	July 30, 2021	Software Engineering
				Secured Debt	(9)		6.75% (L+5.75%, Floor 1.00%)	7/30/2026	6,410	6,289	6,289

Implus Footcare, LLC	(10)	June 1, 2017	Provider of Footwear and Related Accessories
				Secured Debt	(9)		8.75% (L+7.75%, Floor 1.00%)	4/30/2024	17,135	17,121	16,121

Independent Pet Partners Intermediate Holdings, LLC	(10)	November 20, 2018	Omnichannel Retailer of Specialty Pet Products
				Secured Debt	(19)		6.00% PIK	11/20/2023	10,258	9,554	9,554
				Preferred Stock (non-voting)	(14) (19)		6.00% PIK			2,470	3,130
				Preferred Stock (non-voting)						-	-
				Member Units		1,191,667				1,192	-
										13,216	12,684
Industrial Services Acquisition, LLC	(10)	June 17, 2016	Industrial Cleaning Services
				Secured Debt	(9)		7.75% (L+6.75%, Floor 1.00%)	8/13/2026	18,065	17,673	17,673
				Preferred Member Units	(8) (19) (23)	336	10.00% PIK			276	378
				Preferred Member Units	(8) (19) (23)	187	20.00% PIK			184	227
				Member Units	(23)	2,100				2,100	1,710
										20,233	19,988
Interface Security Systems, L.L.C	(10)	August 7, 2019	Commercial Security & Alarm Services
				Secured Debt	(9) (19)		9.75% (8.75% Cash, 1.00% PIK) (1.00% PIK + L+7.00%, Floor 1.75%)	8/7/2023	7,316	7,243	6,308

Intermedia Holdings, Inc.	(11)	August 3, 2018	Unified Communications as a Service
				Secured Debt	(9)		7.00% (L+6.00%, Floor 1.00%)	7/19/2025	9,923	9,903	9,930

Invincible Boat Company, LLC.	(10)	August 28, 2019	Manufacturer of Sport Fishing Boats
				Secured Debt	(9)		8.00% (L+6.50%, Floor 1.50%)	8/28/2025	17,770	17,615	17,770

MSC Income Fund, Inc.

Consolidated Schedule of Investments (Continued)

September 30, 2021

(dollars in thousands)

(unaudited)

Portfolio Company (1) (20)		Investment Date (22)	Business Description	Type of Investment (2) (3) (15)		Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
INW Manufacturing, LLC	(11)	May 19, 2021	Manufacturer of Nutrition and Wellness Products
				Secured Debt	(9)		6.50% (L+5.75%, Floor 0.75%)	3/25/2027	7,406	7,194	7,258

Iron-Main Investments, LLC		August 3, 2021	Consumer Reporting Agency Providing Employment Background Checks and Drug Testing
				Secured Debt			13.00%	8/1/2026	1,150	1,116	1,116
				Secured Debt			12.50%	9/1/2026	800	776	776
				Common Stock		25,684				257	257
										2,149	2,149
Isagenix International, LLC	(11)	June 21, 2018	Direct Marketer of Health & Wellness Products
				Secured Debt	(9)		6.75% (L+5.75%, Floor 1.00%)	6/14/2025	5,261	5,230	4,406

Jackmont Hospitality, Inc.	(10)	May 26, 2015	Franchisee of Casual Dining Restaurants
				Secured Debt	(9)		7.75% (L+6.75%, Floor 1.00%)	10/14/2021	7,802	7,802	6,386

Joerns Healthcare, LLC	(11)	April 3, 2013	Manufacturer and Distributor of Health Care Equipment & Supplies
				Secured Debt	(9)		7.00% (L+6.00%, Floor 1.00%)	8/21/2024	3,336	3,302	3,113
				Common Stock		392,514				3,678	710
										6,980	3,823
Kemp Technologies Inc.	(10)	November 14, 2018	Provider of Application Delivery Controllers
				Secured Debt	(9)		7.00% (L+6.00%, Floor 1.00%)	3/29/2024	7,331	7,247	7,331

Knight Energy Services LLC	(11)	December 0, 1900	Oil and Gas Equipment & Services
				Secured Debt	(19)		8.50% PIK	2/9/2024	941	941	677
				Common Stock		25,692				1,843	-
										2,784	677
Larchmont Resources, LLC	(11)	August 13, 2013	Oil & Gas Exploration & Production
				Secured Debt	(9) (17)		9.00% (L+8.00%, Floor 1.00%)	8/9/2021	3,628	3,628	3,446
				Member Units	(23)	4,806				601	7
										4,229	3,453
Laredo Energy, LLC	(10)	January 15, 2019	Oil & Gas Exploration & Production
				Member Units		1,155,952			11,560	11,560	9,771

Lightbox Holdings, L.P.	(11)	May 23, 2019	Provider of Commercial Real Estate Software

MSC Income Fund, Inc.

Consolidated Schedule of Investments (Continued)

September 30, 2021

(dollars in thousands)

(unaudited)

Portfolio Company (1) (20)		Investment Date (22)	Business Description	Type of Investment (2) (3) (15)		Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
				Secured Debt			5.13% (L+5.00%)	5/9/2026	5,904	5,846	5,874

LL Management, Inc.	(10)	May 2, 2019	Medical Transportation Service Provider
				Secured Debt	(9)		8.25% (L+7.25%, Floor 1.00%)	9/25/2023	14,384	14,298	14,384

LLFlex, LLC	(10)	August 16, 2021	Provider of Metal-Based Laminates
				Secured Debt	(9)		10.00% (L+9.00%, Floor 1.00%)	8/16/2026	5,000	4,890	4,890

Logix Acquisition Company, LLC	(10)	June 24, 2016	Competitive Local Exchange Carrier
				Secured Debt	(9)		6.75% (L+5.75%, Floor 1.00%)	12/22/2024	12,518	12,469	11,943

Lulu's Fashion Lounge, LLC	(10)	August 31, 2017	Fast Fashion E-Commerce Retailer
				Secured Debt	(9) (19)		10.50% (8.00% Cash, 2.50% PIK) (2.50% PIK + L+7.00%, Floor 1.00%)	8/28/2022	5,378	5,334	4,599

Lynx FBO Operating LLC	(10)	September 30, 2019	Fixed Based Operator in the General Aviation Industry
				Secured Debt	(9)		7.25% (L+5.75%, Floor 1.50%)	9/30/2024	13,509	13,312	13,509
				Member Units		3,704				500	670
										13,812	14,179
Mac Lean-Fogg Company	(10)	April 22, 2019	Manufacturer and Supplier for Auto and Power Markets
				Secured Debt	(9)		5.38% (L+4.75%, Floor 0.625%)	12/22/2025	7,320	7,282	7,320
				Preferred Stock	(19)		13.75% (4.50% Cash, 9.25% PIK)			760	760
										8,042	8,080
Mako Steel, LP	(10)	March 15, 2021	Self-Storage Design & Construction
				Secured Debt	(9)		8.00% (L+7.25%, Floor 0.75%)	3/13/2026	19,790	19,401	19,642

MB2 Dental Solutions, LLC	(11)	January 28, 2021	Dental Partnership Organization
				Secured Debt	(9)		7.00% (L+6.00%, Floor 1.00%)	1/29/2027	9,970	9,724	9,970

Mills Fleet Farm Group, LLC	(10)	October 24, 2018	Omnichannel Retailer of Work, Farm and Lifestyle Merchandise
				Secured Debt	(9)		7.25% (L+6.25%, Floor 1.00%)	10/24/2024	15,781	15,547	15,781

NinjaTrader, LLC	(10)	December 18, 2019	Operator of Futures Trading Platform
				Secured Debt	(9)		8.25% (L+6.75%, Floor 1.50%)	12/18/2024	16,875	16,581	16,835

MSC Income Fund, Inc.

Consolidated Schedule of Investments (Continued)

September 30, 2021

(dollars in thousands)

(unaudited)

Portfolio Company (1) (20)		Investment Date (22)	Business Description	Type of Investment (2) (3) (15)		Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

NNE Partners, LLC	(10)	March 2, 2017	Oil & Gas Exploration & Production
				Secured Debt	(19)		9.38% (4.88% Cash, 4.50% PIK) (4.50% PIK + L+4.75%)	12/31/2023	21,364	21,342	19,610

NTM Acquisition Corp.	(11)	July 12, 2016	Provider of B2B Travel Information Content
				Secured Debt	(9) (19)		8.25% (7.25% Cash, 1.00% PIK) (1.00%PIK + L+6.25%, Floor 1.00%)	6/7/2024	4,280	4,273	4,238

NWN Corporation	(10)	May 7, 2021	Value Added Reseller and Provider of Managed Services to a Diverse Set of Industries
				Secured Debt	(9)		7.50% (L+6.50%, Floor 1.00%)	5/7/2026	21,403	20,904	20,904

RA Outdoors LLC	(10)	April 8, 2021	Software Solutions Provider for Outdoor Activity Management
				Secured Debt	(9)		7.75% (L+6.75%, Floor 1.00%)	4/8/2026	18,765	18,582	18,582

Research Now Group, Inc. and Survey Sampling International, LLC	(11)	December 31, 2017	Provider of Outsourced Online Surveying
				Secured Debt	(9)		6.50% (L+5.50%, Floor 1.00%)	12/20/2024	9,923	9,923	9,831

RM Bidder, LLC	(10)	November 12, 2015	Scripted and Unscripted TV and Digital Programming Provider
				Member Units		1,854			31	31	20
				Warrants	(28)			10/20/2025		284	-
										315	20
Roof Opco, LLC	(10)	August 27, 2021	Residential Re-Roofing/Repair
				Secured Debt	(9)		7.00% (L+6.00%, Floor 1.00%)	8/27/2026	3,500	3,336	3,336

Rug Doctor, LLC.	(10)	July 16, 2021	Carpet Cleaning Products and Machinery
				Secured Debt	(9) (19)		7.25% (6.25% Cash, 1.00% PIK) (1.00% PIK + L+5.25%, Floor 1.00%)	5/16/2022	10,720	10,558	10,558

Salient Partners L.P.	(11)	June 25, 2015	Provider of Asset Management Services
				Secured Debt	(9)		7.00% (L+6.00%, Floor 1.00%)	10/30/2022	7,501	7,542	5,312

Savers, Inc.	(11)	May 14, 2021	For-Profit Thrift Retailer

MSC Income Fund, Inc.

Consolidated Schedule of Investments (Continued)

September 30, 2021

(dollars in thousands)

(unaudited)

Portfolio Company (1) (20)		Investment Date (22)	Business Description	Type of Investment (2) (3) (15)		Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
				Secured Debt	(9)		6.50% (L+5.75%, Floor 0.75%)	4/26/2028	12,900	12,777	13,061

Signal Peak CLO 7, Ltd. (Mariner)	(12) (13)	May 8, 2019	Structured Finance
				Subordinated Structured Notes	(16)		12.00%	4/30/2032	25,935	21,224	18,243

Slick Innovations, LLC		September 13, 2018	Text Message Marketing Platform
				Secured Debt			13.00%	9/13/2023	1,330	1,195	1,330
				Common Stock		17,500				175	380
				Warrants	(29)	4,521		9/13/2028		45	100
										1,415	1,810
Student Resource Center, LLC	(10)	June 25, 2021	Higher Education Services
				Secured Debt	(9)		9.00% (L+8.00%, Floor 1.00%)	6/25/2026	12,344	12,092	12,092

Team Public Choices, LLC	(11)	October 28, 2019	Home-Based Care Employment Service Provider
				Secured Debt	(9)		6.00% (L+5.00%, Floor 1.00%)	12/18/2027	4,512	4,473	4,512

Tex Tech Tennis, LLC	(10)	July 7, 2021	Sporting Goods & Textiles
				Common Stock	(23)	1,000,000				1,000	1,000

The Affiliati Network, LLC		August 9, 2021	Performance Marketing Solutions
				Secured Debt			10.00%	8/9/2026	100	95	95
				Secured Debt			11.83%	8/9/2026	3,440	3,364	3,364
				Preferred Stock		320,000				1,600	1,600
										5,059	5,059
U.S. TelePacific Corp.	(11)	May 17, 2017	Provider of Communications and Managed Services
				Secured Debt	(9)		7.00% (L+6.00%, Floor 1.00%)	5/2/2023	12,500	12,381	10,422

USA DeBusk LLC	(10)	October 22, 2019	Provider of Industrial Cleaning Services
				Secured Debt	(9)		6.75% (L+5.75%, Floor 1.00%)	9/8/2026	20,000	19,720	19,835

Vida Capital, Inc	(11)	October 10, 2019	Alternative Asset Manager
				Secured Debt			6.08% (L+6.00%)	10/1/2026	6,928	6,850	6,391

Vistar Media, Inc.	(10)	February 17, 2017	Operator of Digital Out-of-Home Advertising Platform
				Preferred Stock		70,207				767	1,430

Volusion, LLC		January 26, 2015	Provider of Online Software-as-a-Service eCommerce Solutions
				Secured Debt	(17)		11.50%	1/26/2020	7,472	7,472	7,472

MSC Income Fund, Inc.

Consolidated Schedule of Investments (Continued)

September 30, 2021

(dollars in thousands)

(unaudited)

Portfolio Company (1) (20)		Investment Date (22)	Business Description	Type of Investment (2) (3) (15)		Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
				Unsecured Convertible Debt			8.00%	11/16/2023	175	175	175
				Preferred Member Units		2,090,001				6,000	2,570
				Warrants	(29)	784,867		1/26/2025		1,104	-
										14,751	10,217
Wall Street Prep, Inc.	(10)	July 19, 2021	Financial Training Services
				Secured Debt	(9)		8.00% (L+7.00%, Floor 1.00%)	7/19/2026	5,500	5,384	5,384
				Common Stock		500,000				500	500
										5,884	5,884
YS Garments, LLC	(11)	August 22, 2018	Designer and Provider of Branded Activewear
				Secured Debt	(9)		7.00% (L+6.00%, Floor 1.00%)	8/9/2024	6,517	6,482	6,289

Subtotal Non-Control/Non-Affiliate Investments (124.0% of net assets at fair value)										$783,920	$748,934
Total Portfolio Investments, June 30, 2021 (166.0% of net assets at fair value)										$997,051	$1,002,280

Short Term Investments (28)

US Bank Money Market Account (29)										$15,710	$15,710

Total Short Term Investments										$15,710	$15,710

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
(9)

Index based floating interest rate is subject to contractual minimum interest rate. A majority of the variable rate loans in the Company’s investment portfolio bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically resets semi-annually, quarterly, or monthly at the borrower’s option. The borrower may also elect to have multiple interest reset periods for each loan. For each such loan, the Company has provided the weighted-average annual stated interest rate in effect at September 30, 2021. As noted in this schedule, 84% of the loans (based on the par

MSC Income Fund, Inc.

Consolidated Schedule of Investments (Continued)

September 30, 2021

(dollars in thousands)

(unaudited)

amount) contain LIBOR floors which range between 0.63% and 2.00%, with a weighted-average LIBOR floor of approximately 1.07%.
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

(17)	Maturity date is under on-going negotiations with the portfolio company and other lenders, if applicable.
(18)	Investment fair value was determined using significant unobservable inputs, unless otherwise noted. See Note C for further discussion.
(19)	PIK interest income and cumulative dividend income represent income not paid currently in cash.
(20)	All portfolio company headquarters are based in the United States, unless otherwise noted.
(21)	Portfolio company headquarters are located outside of the United States.
(22)	Investment date represents the date of initial investment in the portfolio company.
(23)	Shares/Units represent ownership in an underlying Real Estate or HoldCo entity.
(24)	Investment is not unitized. Presentation is made in percent of fully diluted ownership unless otherwise indicated.
(25)	Warrants are presented in equivalent shares with a strike price of $10.92 per share.
(26)	Warrants are presented in equivalent units with a strike price of $14.28 per unit.
(27)	Warrants are presented in equivalent shares/units with a strike price of $0.01 per share/unit.
(28)

Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less. These short term investments are included as Cash and cash equivalents.

(29)	Effective yield as of September 30, 2021 was approximately 0.05% at US Bank Money Market Account

MSC Income Fund

Consolidated Schedule of Investments

December 31, 2020

(dollars in thousands)

Portfolio Company (1) (20)		Investment Date (22)	Business Description	Type of Investment (2) (3) (15)		Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Control Investments (5)

Copper Trail Fund Investments	(12) (13)	July 17, 2017	Investment Partnership
				LP Interests (CTMH, LP)	(24)	38.8%				$872	$747

GRT Rubber Technologies LLC ("GRT")		December 19, 2014	Manufacturer of Engineered Rubber Products
				Secured Debt			7.15% (L+7.00%)	12/31/2023	$8,262	8,246	8,262
				Member Units	(8)	2,896				6,435	22,120
										14,681	30,382

Harris Preston Fund Investments	(12) (13)	October 1, 2017	Investment Partnership
				LP Interests (2717 MH, L.P.)	(24)	49.3%				2,599	2,702

Subtotal Control Investments (5.8% of net assets at fair value)										$18,152	$33,831

Affiliate Investments (6)
AFG Capital Group, LLC		November 7, 2014	Provider of Rent-to-Own Financing Solutions and Services
				Secured Debt			10.00%	5/25/2022	123	123	123
				Preferred Member Units		46				300	1,450
										423	1,573

Analytical Systems Keco, LLC		August 16, 2019	Manufacturer of Liquid and Gas Analyzers
				Secured Debt	(9)		12.00% (L+10.00%, Floor 2.00%)	8/16/2024	1,289	1,180	1,180
				Preferred Member Units		800				800	800
				Warrants	(27)	105		8/16/2029		79	-
										2,059	1,980

Brewer Crane Holdings, LLC		January 9, 2018	Provider of Crane Rental and Operating Services
				Secured Debt	(9)		11.00% (L+10.00%, Floor 1.00%)	1/9/2023	2,139	2,119	2,119
				Preferred Member Units	(8)	737				1,070	1,460
										3,189	3,579

Centre Technologies Holdings, LLC		January 4, 2019	Provider of IT Hardware Services and Software Solutions
				Secured Debt	(9)		12.00% (L+10.00%, Floor 2.00%)	1/4/2024	2,907	2,868	2,868
				Preferred Member Units		3,174				1,460	1,540
										4,328	4,408

Chamberlin Holding LLC		February 26, 2018	Roofing and Waterproofing Specialty Contractor

MSC Income Fund

Consolidated Schedule of Investments (Continued)

December 31, 2020

(dollars in thousands)

Portfolio Company (1) (20)		Investment Date (22)	Business Description	Type of Investment (2) (3) (15)		Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
				Secured Debt	(9)		9.00% (L+8.00%, Floor 1.00%)	2/26/2023	3,803	3,745	3,803
				Member Units	(8)	1,087				2,860	7,020
				Member Units	(8) (23)	1				330	318
										6,935	11,141

Charlotte Russe, Inc	(11)	May 28, 2013	Fast-Fashion Retailer to Young Women
				Common Stock		14,973				2,470	-

Charps, LLC		February 3, 2017	Pipeline Maintenance and Construction
				Secured Debt			15.00%	6/5/2022	167	167	167
				Preferred Member Units	(8)	400				100	2,630
										267	2,797

Clad-Rex Steel, LLC		December 20, 2016	Specialty Manufacturer of Vinyl-Clad Metal
				Secured Debt	(9)		10.50% (L+9.50%, Floor 1.00%)	12/20/2021	2,720	2,706	2,706
				Member Units	(8)	179				1,820	2,153
				Secured Debt	(23)		10.00%	12/20/2036	278	275	275
				Member Units	(23)	200				53	132
										4,854	5,266

Cody Pools, Inc.		March 6, 2020	Designer of Residential and Commercial Pools
				Secured Debt	(9)		12.25% (L+10.50%, Floor 1.75%)	3/6/2025	3,554	3,488	3,554
				Preferred Member Units		147				2,079	3,740
										5,567	7,294

Copper Trail Fund Investments	(12) (13)	July 17, 2017	Investment Partnership
				LP Interests (Copper Trail Energy Fund I, LP)	(8) (24)	12.4%				2,161	1,782

Digital Products Holdings LLC		April 1, 2018	Designer and Distributor of Consumer Electronics
				Secured Debt	(9)		11.00% (L+10.00%, Floor 1.00%)	4/1/2023	4,543	4,493	4,493
				Preferred Member Units	(8)	964				2,375	2,459
										6,868	6,952

Direct Marketing Solutions, Inc.		February 13, 2018	Provider of Omni-Channel Direct Marketing Services
				Secured Debt	(9)		12.00% (L+11.00%, Floor 1.00%)	2/13/2023	3,772	3,717	3,717
				Preferred Stock		2,100				2,100	4,840
										5,817	8,557

Freeport Financial Funds	(12) (13)	July 31, 2015	Investment Partnership
				LP Interests (Freeport	(8) (24)	6.0%				10,785	10,321

MSC Income Fund

Consolidated Schedule of Investments (Continued)

December 31, 2020

(dollars in thousands)

Portfolio Company (1) (20)		Investment Date (22)	Business Description	Type of Investment (2) (3) (15)		Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
				First Lien Loan Fund III LP)

Gamber-Johnson Holdings, LLC ("GJH")		June 24, 2016	Manufacturer of Ruggedized Computer Mounting Systems
				Secured Debt	(9)		9.00% (L+7.00%, Floor 2.00%)	6/24/2021	4,960	4,935	4,960
				Member Units	(8)	9,042				3,711	13,120
										8,646	18,080

Gulf Publishing Holdings, LLC		April 29, 2016	Energy Industry Focused Media and Publishing
				Secured Debt	(9) (17) (19)		10.50% (5.25% Cash, 5.25% PIK) (L+9.50%, Floor 1.00%)	9/30/2020	63	63	63
				Secured Debt	(19)		12.50% (6.25% Cash, 6.25% PIK)	4/29/2021	3,269	3,264	2,988
				Member Units		920				920	-
										4,247	3,051

Harris Preston Fund Investments	(12) (13)	August 9, 2017	Investment Partnership
				LP Interests (HPEP 3, L.P.)	(24)	8.2%				3,071	3,258

Hawk Ridge Systems, LLC	(13)	December 2, 2016	Value-Added Reseller of Engineering Design and Manufacturing Solutions
				Secured Debt			11.00%	12/2/2023	3,350	3,335	3,350
				Preferred Member Units	(8)	56				713	2,008
				Preferred Member Units	(23)	56				38	105
										4,086	5,463

J&J Services, Inc.		October 31, 2019	Provider of Dumpster and Portable Toilet Rental Services
				Secured Debt			11.50%	10/31/2024	3,200	3,150	3,200
				Preferred Stock		695				1,771	3,170
										4,921	6,370

Kickhaefer Manufacturing Company, LLC		October 31, 2018	Precision Metal Parts Manufacturing
				Secured Debt			11.50%	10/31/2023	5,604	5,500	5,500
				Member Units		145				3,060	3,060
				Secured Debt			9.00%	10/31/2048	988	978	978
				Member Units	(8) (23)	200				248	290
										9,786	9,828

Market Force Information, LLC		July 28, 2017	Provider of Customer Experience Management Services
				Secured Debt	(14) (19)		12.00% PIK	7/28/2023	6,520	6,463	3,391
				Member Units		185,980				4,160	-
										10,623	3,391

MSC Income Fund

Consolidated Schedule of Investments (Continued)

December 31, 2020

(dollars in thousands)

Portfolio Company (1) (20)		Investment Date (22)	Business Description	Type of Investment (2) (3) (15)		Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
MH Corbin Holding LLC		August 31, 2015	Manufacturer and Distributor of Traffic Safety Products
				Secured Debt	(19)		13.00% (10.00% Cash, 3.00% PIK)	3/31/2022	2,143	2,131	2,070
				Preferred Member Units		16,500				1,100	590
				Preferred Member Units		1,000				1,500	-
										4,731	2,660

Mystic Logistics Holdings, LLC		August 18, 2014	Logistics and Distribution Services Provider for Large Volume Mailers
				Secured Debt			12.00%	1/17/2022	1,683	1,682	1,682
				Common Stock	(8)	1,468				680	2,248
										2,362	3,930

NexRev LLC		February 28, 2018	Provider of Energy Efficiency Products & Services
				Secured Debt			11.00%	2/28/2023	4,274	4,231	4,177
				Preferred Member Units	(8)	21,600,000				1,720	370
										5,951	4,547

NuStep, LLC		January 31, 2017	Designer, Manufacturer and Distributor of Fitness Equipment
				Secured Debt			12.00%	1/31/2022	4,310	4,288	4,288
				Preferred Member Units		102				2,550	2,700
										6,838	6,988

Project BarFly, LLC	(10)	August 31, 2015	Casual Restaurant Group
				Member Units		12				528	528

SI East, LLC		August 31, 2018	Rigid Industrial Packaging Manufacturing
				Secured Debt			9.50%	8/31/2023	10,988	10,884	10,986
				Preferred Member Units	(8)	52				2,000	3,260
										12,884	14,246

Tedder Industries, LLC		August 31, 2018	Manufacturer of Firearm Holsters and Accessories	Secured Debt			12.00%	8/31/2023	4,100	4,023	4,025
				Preferred Member Units		120				2,034	2,034
										6,057	6,059

Trantech Radiator Topco, LLC		May 31, 2019	Transformer Cooling Products and Services
				Secured Debt			12.00%	5/31/2024	2,180	2,122	2,131
				Common Stock	(8)	154				1,164	1,510
										3,286	3,641

Subtotal Affiliate Investments (27.2% of net assets at fair value)										$143,740	$157,690

MSC Income Fund

Consolidated Schedule of Investments (Continued)

December 31, 2020

(dollars in thousands)

Portfolio Company (1) (20)		Investment Date (22)	Business Description	Type of Investment (2) (3) (15)		Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Non-Control/Non-Affiliate Investments (7)

AAC Holdings, Inc.	(11)	June 30, 2017	Substance Abuse Treatment Service Provider
				Secured Debt	(19)		18.00% (10.00% Cash, 8.00% PIK)	6/25/2025	3,354	2,998	2,998
				Common Stock		593,927				3,148	3,148
				Warrants	(27)	197,717		12/11/2025		-	1,048
										6,146	7,194

Adams Publishing Group, LLC	(10)	November 19, 2015	Local Newspaper Operator
				Secured Debt	(9)		8.75% (L+7.00%, Floor 1.75%)	7/3/2023	5,863	5,742	5,813

ADS Tactical, Inc.	(10)	March 7, 2017	Value-Added Logistics and Supply Chain Provider to the Defense Industry
				Secured Debt	(9)		7.00% (L+6.25%, Floor 0.75%)	7/26/2023	15,659	15,700	15,659

Aethon United BR LP	(10)	September 8, 2017	Oil & Gas Exploration & Production
				Secured Debt	(9)		7.75% (L+6.75%, Floor 1.00%)	9/8/2023	7,000	6,938	6,852

American Nuts, LLC	(10)	April 10, 2018	Roaster, Mixer and Packager of Bulk Nuts and Seeds
				Secured Debt	(9)		9.00% (L+8.00%, Floor 1.00%)	4/10/2023	12,128	11,916	12,109
American Teleconferencing Services, Ltd.	(11)	May 19, 2016	Provider of Audio Conferencing and Video Collaboration Solutions
				Secured Debt	(9)		7.50% (L+6.50%, Floor 1.00%)	6/8/2023	14,125	13,803	6,568

American Trailer Rental Group LLC		June 7, 2017	Provider of Short-term Trailer and Container Rental
				Member Units	(23)	18,373				2,149	4,000

APTIM Corp.	(11)	August 17, 2018	Engineering, Construction & Procurement
				Secured Debt			7.75%	6/15/2025	6,952	6,356	5,434

Arcus Hunting LLC	(10)	January 6, 2015	Manufacturer of Bowhunting and Archery Products and Accessories
				Secured Debt	(9)		11.00% (L+10.00%, Floor 1.00%)	3/31/2021	5,504	5,455	5,504

ASC Ortho Management Company, LLC	(10)	August 31, 2018	Provider of Orthopedic Services
				Secured Debt	(9)		8.50% (L+7.50%, Floor 1.00%)	8/31/2023	5,206	5,151	5,149
				Secured Debt	(19)		13.25% PIK	12/1/2023	2,047	2,011	2,047
										7,162	7,196

ATX Networks Corp.	(11) (13) (21)	June 30, 2015	Provider of Radio Frequency

MSC Income Fund

Consolidated Schedule of Investments (Continued)

December 31, 2020

(dollars in thousands)

Portfolio Company (1) (20)		Investment Date (22)	Business Description	Type of Investment (2) (3) (15)		Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Management Equipment
				Secured Debt	(9) (19)		8.75% (7.25% Cash, 1.50% PIK) (1.50% PIK + L+6.25%, Floor 1.00%)	12/31/2023	13,435	13,338	12,293

BBB Tank Services, LLC		April 8, 2016	Maintenance, Repair and Construction Services to the Above-Ground Storage Tank Market
				Unsecured Debt	(9)		12.00% (L+11.00%, Floor 1.00%)	4/8/2021	1,200	1,200	1,177
				Preferred Stock (non-voting)	(8) (19)		15.00% PIK			38	38
				Member Units		200,000				200	70
										1,438	1,285

Berry Aviation, Inc.	(10)	July 6, 2018	Charter Airline Services
				Secured Debt	(19)		12.00% (10.50% Cash, 1.5% PIK)	1/6/2024	4,618	4,575	4,618
				Preferred Member Units	(8) (19) (23)	122,416	16.00% PIK			143	143
				Preferred Member Units	(19) (23)	1,548,387	8.00% PIK			1,548	904
										6,266	5,665

BigName Commerce, LLC	(10)	May 11, 2017	Provider of Envelopes and Complimentary Stationery Products
				Secured Debt	(9)		8.25% (L+7.25%, Floor 1.00%)	5/11/2022	2,037	2,030	2,004

Binswanger Enterprises, LLC	(10)	March 10, 2017	Glass Repair and Installation Service Provider
				Secured Debt	(9)		9.50% (L+8.50%, Floor 1.00%)	3/9/2022	12,958	12,801	12,958
				Member Units		1,050,000				1,050	670
										13,851	13,628

BLST Operating Company, LLC.	(11)	December 19, 2013	Multi-Channel Retailer of General Merchandise
				Secured Debt	(9)		10.00% (L+8.50%, Floor 1.50%)	8/28/2025	6,304	6,304	6,304
				Common Stock		700				-	-
										6,304	6,304

Boccella Precast Products LLC		June 30, 2017	Manufacturer of Precast Hollow Core Concrete
				Member Units	(8)	564,000				564	1,510

Brightwood Capital Fund Investments	(12) (13)	July 21, 2014	Investment Partnership
				LP Interests (Brightwood Capital Fund III, LP)	(8) (24)	1.2%				3,695	2,867
				LP Interests (Brightwood Capital Fund IV, LP)	(8) (24)	0.5%				10,037	9,490

MSC Income Fund

Consolidated Schedule of Investments (Continued)

December 31, 2020

(dollars in thousands)

Portfolio Company (1) (20)		Investment Date (22)	Business Description	Type of Investment (2) (3) (15)		Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
										13,732	12,357

Buca C, LLC		June 30, 2015	Casual Restaurant Group
				Secured Debt	(9) (17)		10.25% (L+9.25%, Floor 1.00%)	6/30/2020	12,670	12,670	9,504
				Preferred Member Units	(8) (19)	4	6.00% PIK			3,040	-
										15,710	9,504

Cadence Aerospace LLC	(10)	November 14, 2017	Aerostructure Manufacturing
				Secured Debt	(9) (19)		9.50% (4.25% Cash, 5.25% PIK) (5.25% PIK + L+3.25%, Floor 1.00%)	11/14/2023	19,687	19,538	18,732

CAI Software LLC		October 10, 2014	Provider of Specialized Enterprise Resource Planning Software
				Secured Debt			12.50%	12/7/2023	2,086	2,101	2,086
				Member Units	(8)	16,742				188	1,510
										2,289	3,596

Cenveo Corporation	(11)	September 4, 2015	Provider of Digital Marketing Agency Services
				Secured Debt	(9)		10.50% (L+9.50%, Floor 1.00%)	6/7/2023	4,117	3,929	3,849
				Common Stock		138,889				4,163	2,049
										8,092	5,898

Chisholm Energy Holdings, LLC	(10)	May 15, 2019	Oil & Gas Exploration & Production
				Secured Debt	(9)		7.75% (L+6.25%, Floor 1.50%)	5/15/2026	3,571	3,512	3,274

Clarius BIGS, LLC
	(10)	September 23, 2014	Prints & Advertising Film Financing
				Secured Debt	(14) (17) (19)		15.00% PIK	1/5/2015	2,849	2,498	31

Classic H&G Holdings, LLC		March 12, 2020	Provider of Engineered Packaging Solutions
				Secured Debt			12.00%	3/12/2025	6,200	6,033	6,200
				Preferred Member Units	(8)	39				1,440	2,380
										7,473	8,580

Clickbooth.com, LLC	(10)	December 5, 2017	Provider of Digital Advertising Performance Marketing Solutions
				Secured Debt	(9)		9.50% (L+8.50%, Floor 1.00%)	1/31/2025	7,850	7,731	7,850

Copper Trail Fund Investments	(12) (13)	July 17, 2017
			Investment Partnership	LP Interests (CTEF I, LP)		375				-	67

Corel Corporation	(11) (13) (21)	July 13, 2020	Publisher of Desktop and Cloud-based Software
				Secured Debt			5.23% (L+5.00%)	7/2/2026	1,962	1,866	1,934

MSC Income Fund

Consolidated Schedule of Investments (Continued)

December 31, 2020

(dollars in thousands)

Portfolio Company (1) (20)		Investment Date (22)	Business Description	Type of Investment (2) (3) (15)		Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Datacom, LLC		May 30, 2014	Technology and Telecommunications Provider
				Secured Debt	(14)		8.00%	5/31/2021	200	200	179
				Secured Debt	(14) (19)		10.50% PIK	5/31/2021	1,376	1,369	1,159
				Class A Preferred Member Units		-				144	-
				Class B Preferred Member Units		717				670	-
										2,383	1,338

Digital River, Inc.	(11)	February 24, 2015	Provider of Outsourced e-Commerce Solutions and Services
				Secured Debt	(9)		8.00% (L+7.00%, Floor 1.00%)	2/12/2023	8,377	8,344	8,335

DTE Enterprises, LLC	(10)	April 13, 2018	Industrial Powertrain Repair and Services
				Secured Debt	(9)		10.00% (L+8.50%, Floor 1.50%)	4/13/2023	9,324	9,225	9,011
				Class AA Preferred Member Units (non-voting)	(8) (19)		10.00% PIK			951	951
				Class A Preferred Member Units		776,316				776	880
										10,952	10,842

Dynamic Communities, LLC	(10)	July 17, 2018	Developer of Business Events and Online Community Groups
				Secured Debt	(9) (19)		12.50% (6.25% Cash, 6.25% PIK) (L+11.50%, Floor 1.00%)	7/17/2023	5,425	5,364	5,020

EPIC Y-Grade Services, LP	(11)	June 22, 2018	NGL Transportation & Storage
				Secured Debt	(9)		7.00% (L+6.00%, Floor 1.00%)	6/30/2027	6,944	6,855	5,798

GoWireless Holdings, Inc.	(11)	December 31, 2017	Provider of Wireless Telecommunications Carrier Services
				Secured Debt	(9)		7.50% (L+6.50%, Floor 1.00%)	12/22/2024	14,083	13,998	13,970

Gexpro Services	(10)	February 24, 2020	Distributor of Industrial and Specialty Parts
				Secured Debt	(9)		8.00% (L+6.50%, Floor 1.50%)	2/24/2025	12,506	12,202	12,408

HDC/HW Intermediate Holdings	(10)	December 21, 2018	Managed Services and Hosting Provider
				Secured Debt	(9)		8.50% (L+7.50%, Floor 1.00%)	12/21/2023	1,951	1,926	1,883

Hunter Defense Technologies, Inc.	(10)	March 29, 2018	Provider of Military and Commercial Shelters and Systems

MSC Income Fund

Consolidated Schedule of Investments (Continued)

December 31, 2020

(dollars in thousands)

Portfolio Company (1) (20)		Investment Date (22)	Business Description	Type of Investment (2) (3) (15)		Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
				Secured Debt	(9)		8.00% (L+7.00%, Floor 1.00%)	3/29/2023	16,583	16,416	16,583

HW Temps LLC		July 2, 2015	Temporary Staffing Solutions
				Secured Debt			12.00%	3/29/2023	2,450	2,420	2,248

Hyperion Materials & Technologies, Inc.	(11) (13)	September 12, 2019	Manufacturer of Cutting and Machine Tools & Specialty Polishing Compounds
				Secured Debt	(9)		6.50% (L+5.50%, Floor 1.00%)	8/28/2026	7,425	7,299	6,938

Implus Footcare, LLC	(10)	June 1, 2017	Provider of Footwear and Related Accessories
				Secured Debt	(9)		8.75% (L+7.75%, Floor 1.00%)	4/30/2024	17,264	17,113	15,694

Independent Pet Partners Intermediate Holdings, LLC	(10)	November 20, 2018	Omnichannel Retailer of Specialty Pet Products
				Secured Debt	(19)		6.00% PIK	11/20/2023	9,944	8,992	8,992
				Preferred Stock (non-voting)						2,470	2,470
				Preferred Stock (non-voting)						-	-
				Member Units		1,191,667				1,192	-
										12,654	11,462

Industrial Services Acquisition, LLC	(10)	June 17, 2016	Industrial Cleaning Services
				Unsecured Debt	(19)		13.00% (6.00% Cash, 7.00% PIK)	12/17/2022	12,892	12,871	12,892
				Preferred Member Units	(8) (19) (23)	336	10.00% PIK			202	202
				Preferred Member Units	(8) (19) (23)	187	20.00% PIK			124	124
				Member Units	(23)	2,100				2,100	1,237
										15,297	14,455

Interface Security Systems, L.L.C	(10)	August 7, 2019	Commercial Security & Alarm Services
				Secured Debt	(9) (19)		11.75% (8.75% Cash, 3.00% PIK) (3.00% PIK + L+7.00%, Floor 1.75%)	8/7/2023	7,266	7,168	7,266

Intermedia Holdings, Inc.	(11)	August 3, 2018	Unified Communications as a Service
				Secured Debt	(9)		7.00% (L+6.00%, Floor 1.00%)	7/19/2025	3,480	3,456	3,478

Invincible Boat Company, LLC.	(10)	August 28, 2019	Manufacturer of Sport Fishing Boats
				Secured Debt	(9)		8.00% (L+6.50%, Floor 1.50%)	8/28/2025	8,876	8,797	8,876

Isagenix International, LLC	(11)	June 21, 2018	Direct Marketer of Health & Wellness Products
				Secured Debt	(9)		6.75% (L+5.75%, Floor 1.00%)	6/14/2025	5,572	5,533	3,130

MSC Income Fund

Consolidated Schedule of Investments (Continued)

December 31, 2020

(dollars in thousands)

Portfolio Company (1) (20)		Investment Date (22)	Business Description	Type of Investment (2) (3) (15)		Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Jackmont Hospitality, Inc.	(10)	May 26, 2015	Franchisee of Casual Dining Restaurants
				Secured Debt	(9)		7.75% (L+6.75%, Floor 1.00%)	5/26/2021	7,908	7,906	6,315

Joerns Healthcare, LLC	(11)	April 3, 2013	Manufacturer and Distributor of Health Care Equipment & Supplies
				Secured Debt	(9)		7.00% (L+6.00%, Floor 1.00%)	8/21/2024	3,336	3,294	3,336
				Common Stock		392,514				3,678	2,322
										6,972	5,658

Kemp Technologies Inc.	(10)	June 27, 2019	Provider of Application Delivery Controllers
				Secured Debt	(9)		7.50% (L+6.50%, Floor 1.00%)	3/29/2024	7,388	7,280	7,388

Knight Energy Services LLC	(11)	November 14, 2018	Oil and Gas Equipment & Services
				Secured Debt	(17) (19)		8.50% PIK	2/9/2024	828	882	745
				Common Stock		25,692				1,843	-
										2,725	745

Kore Wireless Group Inc.	(11)	December 31, 2018	Mission Critical Software Platform
				Secured Debt			5.75% (L+5.50%)	12/20/2024	6,000	5,979	5,917

Larchmont Resources, LLC	(11)	August 13, 2013	Oil & Gas Exploration & Production
				Secured Debt	(9) (19)		11.00% PIK (L+10.00% PIK, Floor 1.00%)	8/9/2021	3,715	3,780	1,672
				Member Units	(23)	4,806				601	192
										4,381	1,864

Laredo Energy VI, LP	(10)	January 15, 2019	Oil & Gas Exploration & Production
				Member Units		1,155,952				11,560	10,238

Lightbox Holdings, L.P.	(11)	May 23, 2019	Provider of Commercial Real Estate Software
				Secured Debt			5.15% (L+5.00%)	5/9/2026	4,925	4,864	4,777

LL Management, Inc.	(10)	May 2, 2019	Medical Transportation Service Provider
				Secured Debt	(9)		8.25% (L+7.25%, Floor 1.00%)	9/25/2023	13,581	13,485	13,581

Logix Acquisition Company, LLC	(10)	June 24, 2016	Competitive Local Exchange Carrier
				Secured Debt	(9)		6.75% (L+5.75%, Floor 1.00%)	12/22/2024	12,620	12,560	11,673

LSF9 Atlantis Holdings, LLC	(11)	May 17, 2017	Provider of Wireless Telecommunications Carrier Services
				Secured Debt	(9)		7.00% (L+6.00%, Floor 1.00%)	5/1/2023	12,600	12,555	12,561

MSC Income Fund

Consolidated Schedule of Investments (Continued)

December 31, 2020

(dollars in thousands)

Portfolio Company (1) (20)		Investment Date (22)	Business Description	Type of Investment (2) (3) (15)		Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Lulu's Fashion Lounge, LLC	(10)	August 31, 2017	Fast Fashion E-Commerce Retailer
				Secured Debt	(9) (19)		10.50% (8.00% Cash, 2.50% PIK) (2.50% PIK + L+7.00%, Floor 1.00%)	8/28/2022	5,622	5,539	4,807

Lynx FBO Operating LLC	(10)	September 30, 2019	Fixed Based Operator in the General Aviation Industry
				Secured Debt	(9)		7.25% (L+5.75%, Floor 1.50%)	9/30/2024	13,613	13,370	13,521
				Member Units		3,704				500	594
										13,870	14,115

Mac Lean-Fogg Company	(10)	April 22, 2019	Manufacturer and Supplier for Auto and Power Markets
				Secured Debt	(9)		5.63% (L+5.00%, Floor 0.625%)	12/22/2025	7,375	7,332	7,375
				Preferred Stock	(8) (19)		13.75% (4.50% Cash, 9.25% PIK)		1	793	780
										8,125	8,155

Mills Fleet Farm Group, LLC	(10)	October 24, 2018	Omnichannel Retailer of Work, Farm and Lifestyle Merchandise
				Secured Debt	(9)		7.00% (L+6.00%, Floor 1.00%)	10/24/2024	13,875	13,599	13,623

NinjaTrader, LLC	(10)	December 18, 2019	Operator of Futures Trading Platform
				Secured Debt	(9)		8.25% (L+6.75%, Floor 1.50%)	12/18/2024	16,875	16,520	16,828

NNE Partners, LLC	(10)	March 2, 2017	Oil & Gas Exploration & Production
				Secured Debt	(19)		9.48% (4.75% Cash, 4.50% PIK) (4.50% PIK + L+4.75%)	12/31/2023	20,649	20,590	18,331

Novetta Solutions, LLC	(11)	June 21, 2017	Provider of Advanced Analytics Solutions for Defense Agencies
				Secured Debt	(9)		6.00% (L+5.00%, Floor 1.00%)	10/17/2022	14,668	14,504	14,638

NTM Acquisition Corp.	(11)	July 12, 2016	Provider of B2B Travel Information Content
				Secured Debt	(9) (19)		8.25% (7.25% Cash, 1.00% PIK) (1.00% PIK + L+6.25%, Floor 1.00%)	6/7/2024	4,347	4,332	3,912

PricewaterhouseCoopers Public Sector LLP	(11)	May 24, 2018	Provider of Consulting Services to Governments
				Secured Debt			8.15% (L+8.00%)	5/1/2026	14,100	14,063	14,100

RM Bidder, LLC	(10)	November 12, 2015	Scripted and Unscripted TV and Digital Programming Provider
				Warrants	(26)	218,601		10/20/2025		284	-

MSC Income Fund

Consolidated Schedule of Investments (Continued)

December 31, 2020

(dollars in thousands)

Portfolio Company (1) (20)		Investment Date (22)	Business Description	Type of Investment (2) (3) (15)		Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
				Member Units		1,854				31	17
										315	17

Salient Partners L.P.	(11)	June 25, 2015	Provider of Asset Management Services
				Secured Debt	(9)		7.00% (L+6.00%, Floor 1.00%)	8/31/2021	6,450	6,505	4,542

Signal Peak CLO 7, Ltd. (Mariner)	(12) (13)	May 8, 2019	Structured Finance
				Subordinated Structured Notes			8.30%	4/30/2032	25,935	21,705	19,300

Slick Innovations, LLC		September 13, 2018	Text Message Marketing Platform
				Secured Debt			13.00%	9/13/2023	1,430	1,241	1,430
				Common Stock		17,500				175	330
				Warrants	(27)	4,521		9/13/2028		45	90
										1,461	1,850

TGP Holdings III LLC	(11)	September 30, 2017	Outdoor Cooking & Accessories
				Secured Debt	(9)		9.50% (L+8.50%, Floor 1.00%)	9/25/2025	5,000	5,000	4,825

The Pasha Group	(11)	February 2, 2018	Diversified Logistics and Transportation Provided
				Secured Debt	(9)		9.00% (L+8.00%, Floor 1.00%)	1/26/2023	7,031	6,916	6,451

USA DeBusk LLC	(10)	October 22, 2019	Provider of Industrial Cleaning Services
				Secured Debt	(9)		6.75% (L+5.75%, Floor 1.00%)	10/22/2024	16,632	16,373	16,394

U.S. TelePacific Corp.	(11)	September 14, 2016	Provider of Communications and Managed Services
				Secured Debt	(9)		6.50% (L+5.50%, Floor 1.00%)	5/2/2023	12,500	12,329	11,328

Vida Capital, Inc	(11)	October 10, 2019	Alternative Asset Manager
				Secured Debt			6.15% (L+6.00%)	10/1/2026	7,238	7,145	7,002

Vistar Media, Inc.	(10)	February 17, 2017	Operator of Digital Out-of-Home Advertising Platform
				Secured Debt	(9) (19)		12.00% (8.50% Cash, 3.50% PIK) (3.50% PIK + L+7.50%, Floor 1.00%)	4/3/2023	4,656	4,550	4,656
				Preferred Stock		70,207				767	910
				Warrants	(25)	69,675		4/3/2029		-	920
										5,317	6,486

Volusion, LLC		January 26, 2015	Provider of Online Software-as-a-Service eCommerce Solutions
				Secured Debt	(17)		11.50%	1/26/2020	8,672	8,646	8,247
				Unsecured Convertible Debt			8.00%	11/16/2023	175	175	124
				Preferred Member Units		2,090,001				6,000	2,570

MSC Income Fund

Consolidated Schedule of Investments (Continued)

December 31, 2020

(dollars in thousands)

Portfolio Company (1) (20)		Investment Date (22)	Business Description	Type of Investment (2) (3) (15)		Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
				Warrants	(27)	784,867		1/26/2025		1,104	-
										15,925	10,941

White Cap Parent, LLC	(10)	December 29, 2016	Distribution Platform of Specialty Construction Materials to Professional Concrete and Masonry Contractors
				Member Units						5,637	8,617

YS Garments, LLC	(11)	August 22, 2018	Designer and Provider of Branded Activewear
				Secured Debt	(9)		7.00% (L+6.00%, Floor 1.00%)	8/9/2024	6,998	6,951	6,457

Subtotal Non-Control/Non-Affiliate Investments (109.4% of net assets at fair value)										$678,764	$634,001

Total Portfolio Investments, December 31, 2020 (142.4% of net assets at fair value)										$840,656	$825,522

Short Term Investments (28)

Fidelity Institutional Money Market Funds (29)				Prime Money Market Portfolio						$3,989	$3,989

US Bank Money Market Account (29)										40,217	40,217

Total Short Term Investments										$44,206	$44,206

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

MSC Income Fund

Consolidated Schedule of Investments (Continued)

December 31, 2020

(dollars in thousands)

(16)	Not used
(17)	Maturity date is under on-going negotiations with the portfolio company and other lenders, if applicable.
(18)	Investment fair value was determined using significant unobservable inputs, unless otherwise noted. See C.1 for further discussion.
(19)	PIK interest income and cumulative dividend income represent income not paid currently in cash.
(20)	All portfolio company headquarters are based in the United States, unless otherwise noted.
(21)	Portfolio company headquarters are located outside of the United States.
(22)	Investment date represents the date of initial investment in the portfolio company.
(23)	Shares/Units represent ownership in an underlying Real Estate or HoldCo entity.
(24)	Investment is not unitized. Presentation is made in percent of fully diluted ownership unless otherwise indicated.
(25)	Warrants are presented in equivalent shares with a strike price of $10.92 per share.
(26)	Warrants are presented in equivalent units with a strike price of $14.28 per unit.
(27)	Warrants are presented in equivalent shares/units with a strike price of $0.01 per share/unit.
(28)

Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less. These short term investments are included as Cash and cash equivalents.

(29)	Effective yield as of December 31, 2020 was approximately .05% at US Bank Money Market Account and .01% at Fidelity Institutional Money Market Funds.

MSC Income Fund, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE A—ORGANIZATION AND BASIS OF PRESENTATION

1.           Organization

MSC Income Fund, Inc. (formerly known as HMS Income Fund, Inc. through October 30, 2020) (“MSC Income Fund” and, collectively with its consolidated subsidiaries, the “Company”) was formed as a Maryland corporation on November 28, 2011 under the General Corporation Law of the State of Maryland. The Company is an externally managed, non-diversified closed-end management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). MSC Income Fund has elected to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As a result, MSC Income Fund generally will not pay corporate-level U.S. federal income taxes on any net ordinary taxable income or capital gains that it distributes to its stockholders.

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

MSC Income Fund has certain direct and indirect wholly owned subsidiaries that are maintained for different specific operating purposes. Several of these subsidiaries have elected to be taxable entities (the “Taxable Subsidiaries”), with the primarily purpose of permitting the Company to hold equity investments in portfolio companies which are “pass through” entities for tax purposes. Two other subsidiaries were created to facilitate debt financing activities of the Company, including HMS Funding I LLC (“HMS Funding”), which was created in connection with the Deutsche Bank Credit Facility. MSIF Funding LLC (“MSIF Funding”) which was created in connection with the JPM SPV Facility. The Deutsche Bank Credit Facility, the TIAA Credit Facility and the JPM SPV Facility (each as defined below in “Note E — Debt”) are collectively referred to herein as our “Credit Facilities”.

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

HMS Adviser entered into an asset purchase agreement, dated June 26, 2020 (the “Purchase Agreement”), with MSC Adviser, Main Street (solely for the purposes set forth in the Purchase Agreement) and Hines (solely for the purposes set forth in the Purchase Agreement). The Purchase Agreement contemplated that, subject to approval by the Company’s Board of Directors and the Company’s stockholders, the Company would enter into the Investment Advisory and Administrative Services Agreement with MSC Adviser as sole investment adviser (the “Investment Advisory Agreement”) and that the Original Investment Advisory Agreement and the Sub-Advisory Agreement would terminate concurrently therewith.

On June 29, 2020, the Company’s Board of Directors, including all of its independent directors, unanimously approved and recommended to the stockholders of the Company for approval of the Investment Advisory Agreement. On October 28, 2020, the Company’s stockholders approved the Investment Advisory Agreement to take effect upon the closing of the transactions contemplated by the Purchase Agreement (collectively, the “Transaction”). Upon the closing of the Transaction on October 30, 2020, the Company entered into the Investment Advisory Agreement with MSC Adviser and MSC Adviser became the sole investment adviser to the Company. See “Note J — Related Party Transactions” for additional information regarding the Investment Advisory Agreement.

2.           Basis of Presentation

The Company’s consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The Company is an investment company following accounting and reporting guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services—Investment Companies (“ASC 946”). For each of the periods presented herein, the Company’s consolidated financial statements include the accounts of MSC Income Fund and its consolidated subsidiaries. The Investment Portfolio, as used herein, refers to all of the Company’s investments in Private Loan portfolio companies, LMM portfolio companies, Middle Market portfolio companies and Other Portfolio investments (see “Note C.2” for additional discussion of the Company’s Investment Portfolio). The Company’s results of operations for the three and nine months ended September 30, 2021 and 2020, cash flows for the nine months ended September 30, 2021 and 2020, and financial position as of September 30, 2021 and December 31, 2020, are presented on a consolidated basis. The effects of all intercompany transactions between MSC Income Fund and its consolidated subsidiaries have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements of the Company are presented in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with U.S. GAAP are omitted. The unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2020. In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods included herein. The results of operations for the three and nine months ended September 30, 2021 and 2020 are not necessarily indicative of the operating results to be expected for the full year. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

Certain prior period information has been reclassified to conform to the current period presentation. The reclassification has no effect on the Company’s consolidated financial position or the consolidated results of operations as previously reported.

Principles of Consolidation

Under ASC 946, the Company is precluded from consolidating other entities in which it has equity investments, including those in which it has a controlling interest, unless the other entity is another investment company. Accordingly, the Company consolidates its wholly-owned subsidiaries, including the Taxable Subsidiaries and does not consolidate its Investment Portfolio.

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

In addition to its internal valuation process, in arriving at estimates of fair value for its investments in its Private Loan portfolio companies, the Company, among other things, consults with a nationally recognized independent financial advisory services firm. The nationally recognized independent financial advisory services firm analyzes and provides observations and recommendations and an assurance certification regarding the Company’s determinations of the fair value of its Private Loan portfolio company investments. The nationally recognized independent financial advisory services firm is generally consulted relative to the Company’s investments in each Private Loan portfolio company at least once every calendar year, and for the Company’s investments in new Private Loan portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, the Company may determine that it is not cost-effective, and as a result is not in its stockholders’ best interest, to consult with the nationally recognized independent financial advisory services firm on its investments in one or more Private Loan portfolio companies. Such instances include, but are not limited to, situations where the fair value of the Company’s investment in a Private Loan portfolio company is determined to be insignificant relative to the total Investment Portfolio. The Company consulted with and received an assurance certification from its independent financial advisory services firm in arriving at its determination of fair value on its investments in a total of 19 Private Loan portfolio companies for the nine months ended September 30, 2021, representing approximately 47% of the total Private Loan portfolio at fair value as of September 30, 2021, and on a total of 23 Private Loan portfolio companies for the nine months ended September 30, 2020, representing approximately 57% of the total Private Loan portfolio at fair value as of September 30, 2020. Excluding its investments in Private Loan portfolio companies that, as of September 30, 2021 and 2020, as applicable, had not been in the Investment Portfolio for at least twelve months subsequent to the initial investment and its investments in Private Loan portfolio companies that were not reviewed because the investment is valued based upon third-party quotes or other independent pricing, the percentage of the Private Loan portfolio reviewed and certified by its independent financial advisory services firm for the nine months ended September 30, 2021 and 2020 was 66% and 65% of the total Private Loan portfolio at fair value as of September 30, 2021 and 2020, respectively.

In addition to its internal valuation process, in arriving at estimates of fair value for its investments in its LMM portfolio companies, the Company, among other things, consults with a nationally recognized independent financial advisory services firm. The nationally recognized independent financial advisory services firm analyzes and provides observations, recommendations and an assurance certification regarding the Company’s determinations of the fair value of its LMM portfolio company investments. The nationally recognized independent financial advisory services firm is generally consulted relative to the Company’s investments in each LMM portfolio company at least once every calendar year, and for the Company’s investments in new LMM portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, the Company may determine that it is not cost-effective, and as a result is not in its stockholders’ best interest, to consult with the nationally recognized independent financial advisory services firm on its investments in one or more LMM portfolio companies. Such instances include, but are not limited to, situations where the fair value of the Company’s investment in a LMM portfolio company is determined to be insignificant relative to the total Investment Portfolio. The Company consulted with and received an assurance certification from its independent financial advisory services firm in arriving at the Company’s determination of fair value on its investments in a total of 27 LMM portfolio companies for the nine months ended September 30, 2021, representing approximately 75% of the total LMM portfolio at fair value as of September 30, 2021, and on a total of 25 LMM portfolio companies for the nine months ended September 30, 2020, representing approximately 75% of the total LMM portfolio at fair value as of September 30, 2020. Excluding its investments in LMM portfolio companies that, as of September 30, 2021 and 2020, as applicable, had not been in the Investment Portfolio for at least twelve months subsequent to the initial investment or whose primary purpose is to own real estate for which a third-party appraisal is obtained on at least an annual basis, the percentage of the LMM portfolio reviewed and certified by its independent financial advisory services firm for the nine months ended September 30, 2021 and 2020 was 81% and 77% of the total LMM portfolio at fair value as of September 30, 2021 and 2020, respectively.

For valuation purposes, all of the Company’s Middle Market portfolio investments are non-control investments. To the extent sufficient observable inputs are available to determine fair value, the Company uses observable inputs to determine the fair value of these investments through obtaining third-party quotes or other independent pricing. For Middle Market portfolio investments for which it has determined that third-party quotes or other independent pricing are not available or appropriate, the Company generally estimates the fair value based on the assumptions that it believes hypothetical market participants would use to value such Middle Market debt investments in a current hypothetical sale using the Yield-to-Maturity valuation method and such Middle Market equity investments in a current hypothetical sale using the Waterfall valuation method. Because the vast majority of the Middle Market portfolio investments are typically valued using third-party quotes or other independent pricing services (including 92% and 88% of the Middle Market portfolio investments as of September 30, 2021 and December 31, 2020, respectively), the Company generally does not consult with any financial advisory services firms in connection with determining the fair value of its Middle Market investments.

For valuation purposes, all of the Company’s Other Portfolio investments are non-control investments. The Company’s Other Portfolio investments comprised 4.4% and 6.1% of the Company’s Investment Portfolio at fair value as of September 30, 2021 and December 31, 2020, respectively. Similar to the LMM investment portfolio, market quotations for Other Portfolio equity investments, except for the Company’s investment in Signal CLO, are generally not readily available. For its Other Portfolio equity investments, except for the Company’s investment in Signal CLO, the Company generally determines the fair value of these investments using the NAV valuation method. For the Company’s investment in Signal CLO, the Company determines the appropriateness of the use of the third-party broker quote in determining fair value based on its understanding of the level of actual transactions used by the broker to develop the quote and whether the quote was an indicative price or binding offer, the depth and consistency of broker quotes and the correlation of changes in broker quotes with underlying performance of the portfolio company and other market indices. The Company often cannot observe the inputs considered by the third party in determining their quotes.

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

The SEC has adopted Rule 2a-5 under the 1940 Act, which permits a BDC’s board of directors to designate its executive officers or investment adviser as a valuation designee to determine the fair value for its investment portfolio, subject to the active oversight of the board. The Company’s Board of Directors approved policies and procedures pursuant to Rule 2a-5 (the “Valuation Procedures”) and has designated MSC Adviser, and specifically a group of its executive officers, to serve as the Board’s valuation designee. The Company adopted the Valuation Procedures effective April 1, 2021. The Company believes its Investment Portfolio as of September 30, 2021 and December 31, 2020 approximates fair value as of those dates based on the markets in which the Company operates and other conditions in existence on those reporting dates.

2.           Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results may differ from these estimates under different conditions or assumptions. Additionally, as explained in Note B.1., the consolidated financial statements include investments in the Investment Portfolio whose values have been estimated by the Company pursuant to valuation policies and procedures approved and overseen by the Company’s Board of Directors in the absence of readily ascertainable market values. Because of the inherent uncertainty of the Investment Portfolio valuations, those estimated values may differ materially from the values that would have been determined had a ready market for the securities existed.

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

At September 30, 2021, cash balances totaling $4.3 million exceeded Federal Deposit Insurance Corporation insurance protection levels, subjecting the Company to risk related to the uninsured balance. All of the Company’s cash deposits are held at large established high credit quality financial institutions and management believes that the risk of loss associated with any uninsured balances is remote. At September 30, 2021, the Company had investments in short-term money market accounts totaling $15.7 million classified as cash equivalents.

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

As of September 30, 2021, the Company’s total Investment Portfolio had three investments on non-accrual status, which comprised approximately 0.8% of its fair value and 2.3% of its cost. As of December 31, 2020, the Company’s total Investment Portfolio had three investments on non-accrual status, which comprised approximately 0.6% of its fair value and 1.3% of its cost.

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

The Company holds certain debt and preferred equity instruments in its Investment Portfolio that contain payment-in-kind (“PIK”) interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed or sold. To maintain RIC tax treatment (as discussed in Note B.8. below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though the Company may not have collected the PIK interest and cumulative dividends in cash. For the three months ended September 30, 2021 and 2020, approximately 2.5% and 6.4%, respectively, of the Company’s total investment income was attributable to PIK interest income and cumulative dividend income not paid currently in cash. For the nine months ended September 30, 2021 and 2020, approximately 2.4% and 4.9%, respectively, of the Company’s total investment income was attributable to PIK interest income and cumulative dividend income not paid currently in cash. The Company stops accruing PIK interest and cumulative dividends and writes off any accrued and uncollected interest and dividends in arrears when it determines that such PIK interest and dividends in arrears are no longer collectible.

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

A presentation of total investment income the Company received from its Investment Portfolio in each of the periods presented is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(dollars in thousands)
Interest, fee and dividend income:
Interest income	$18,818	$17,347	$52,218	$58,834
Dividend income	3,249	2,089	12,227	5,833
Fee income	687	83	1,077	1,099
Total interest, fee and dividend income	$22,754	$19,519	$65,522	$65,766

5.           Deferred Financing Costs

Deferred financing costs represent fees and other direct costs incurred in connection with arranging the Company’s borrowings. These costs were incurred in connection with the Company’s Credit Facilities and the Main Street Term Loan (see Note E — Debt) and have been capitalized. The deferred financing costs are being amortized to interest expense using the straight-line method over the life of the related credit facility, which the Company believes is materially consistent with the effective interest method.

6.           Equity Offering Costs

In accordance with the Original Investment Advisory Agreement and the Sub-Advisory Agreement, the Company had historically reimbursed HMS Adviser for any offering costs that were paid on the Company’s behalf, which consist of, among other costs, actual legal, accounting, bona fide out-of-pocket itemized and detailed due diligence costs, printing, filing fees, transfer agent costs, postage, escrow fees, data processing fees, advertising and sales literature and other offering costs. In connection with the Transaction, HMS Adviser agreed to permanently waive its right to receive reimbursement for any and all accrued and unpaid or unreimbursed expenses under the Original Investment Advisory Agreement, except for certain organizational and offering expenses described further in Note J - Related Party Transactions.

Deferred offering costs were fully amortized to expense upon the closing of the our prior public continuous offering of common stock to new investors. Any future offering costs will be currently expensed as incurred by the Company or as it becomes obligated to reimburse HMS Adviser for such costs.

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

To maintain RIC tax treatment (as discussed in Note B.8. below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though the Company may not have collected the interest income. For the three months ended September 30, 2021 and 2020, approximately 5.9% and 4.7%, respectively, of the Company’s total investment income was attributable to interest income from the accretion of discounts associated with debt investments, net of any premium reduction. For the nine months ended September 30, 2021 and 2020, approximately 5.3% and 3.4%, respectively, of the Company’s total investment income was attributable to interest income from the accretion of discounts associated with debt investments, net of any premium reduction.

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

12.         Recently Issued or Adopted Accounting Standards

In March 2020, the FASB issued ASU 2020-04, “Reference rate reform (Topic 848)—Facilitation of the effects of reference rate reform on financial reporting.” The amendments in this update provide optional expedients and exceptions for applying U.S. GAAP to certain contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform and became effective upon issuance for all entities. The Company has agreements that have LIBOR as a reference rate with certain portfolio companies and also with certain lenders. Many of these agreements include language for choosing an alternative successor rate if LIBOR reference is no longer considered to be appropriate. Contract modifications are required to be evaluated in determining whether the modifications result in the establishment of new contracts or the continuation of existing contracts. The Company adopted this amendment in March 2020 and plans to apply the amendments in this update to account for contract modifications due to changes in reference rates when LIBOR reference is no longer used. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the nine months ended September 30, 2021. The Company continues to evaluate the impact that the amendments in this update will have on its consolidated financial statements and disclosures when applied.

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

As of September 30, 2021 and December 31, 2020, the Company’s Private Loan portfolio investments primarily consisted of investments in interest-bearing secured debt investments. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of the Company’s Private Loan portfolio investments were categorized as Level 3 as of September 30, 2021 and December 31, 2020.

As of September 30, 2021 and December 31, 2020, all of the Company’s LMM portfolio investments consisted of illiquid securities issued by privately held companies and the fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of the Company’s LMM portfolio investments were categorized as Level 3 as of September 30, 2021 and December 31, 2020.

As of September 30, 2021 and December 31, 2020, the Company’s Middle Market portfolio investments consisted primarily of investments in secured and unsecured debt investments and independently rated debt investments. The fair value determination for these investments and the Signal CLO consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of the Company’s Middle Market portfolio investments and the Signal CLO were categorized as Level 3 as of September 30, 2021 and December 31, 2020.

As of September 30, 2021 and December 31, 2020, the Company’s Other Portfolio investments (other than the Signal CLO) consisted of illiquid securities issued by privately held companies and the fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of the Company’s Other Portfolio investments were categorized as Level 3 as of September 30, 2021 and December 31, 2020.

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

The following tables provide a summary of the significant unobservable inputs used to fair value the Company’s Level 3 portfolio investments as of September 30, 2021 and December 31, 2020:

	Fair Value as of
	September 30,
Type of	2021		Significant		Weighted
Investment	(in thousands)	Valuation Technique	Unobservable Inputs	Range	Average(3)	Median(3)
Equity investments	$199,332	Discounted cash flow	WACC	10.3% - 19.1%	13.7%	15.0%
		Market comparable / Enterprise Value	EBITDA multiple(1)	4.9x - 9.0x(2)	7.4x	6.4x
Debt investments	629,979	Discounted cash flow	Risk adjusted discount factor	5.5% - 15.2%(2)	9.6%	9.5%
			Expected principal recovery percentage	1.0% - 100.0%	99.6%	100.0%
Debt investments	172,969	Market approach	Third‑party quote	38.2 - 101.3	94.2	97.3
Total Level 3 investments	$1,002,280

(1)	EBITDA may include proforma adjustments and/or other addbacks based on specific circumstances related to each investment.
(2)	Range excludes outliers that are greater than one standard deviation from the mean. Including these outliers, the range for EBITDA multiple is 3.8x - 15.0x and the range for risk adjusted discount factor is 4.7% - 36.5%.
(3)	Does not include investments for which the valuation technique does not include the use of the applicable fair value input.

	Fair Value as of
	December 31,
Type of	2020		Significant		Weighted
Investment	(in thousands)	Valuation Technique	Unobservable Inputs	Range(3)	Average(3)	Median(3)
Equity investments	$187,099	Discounted cash flow	WACC	11.3%-19.9%	14.1%	15.3%
		Market comparable / Enterprise Value	EBITDA multiple(1)	5.2x-8.5x(2)	6.9x	6.4x
Debt investments	456,576	Discounted cash flow	Risk adjusted discount factor	7.4%-14.2%(2)	10.3%	10.2%
			Expected principal recovery percentage	1.1%-100.0%	99.3%	100.0%
Debt investments	181,847	Market approach	Third‑party quote	45.0 - 100.0	92.0%	93.4
Total Level 3 investments	$825,522

(1)	EBITDA may include proforma adjustments and/or other addbacks based on specific circumstances related to each investment.
(2)	Range excludes outliers that are greater than one standard deviation from the mean. Including these outliers, the range for EBITDA multiple is 4.0x - 11.9x and the range for risk adjusted discount factor is 5.4% - 25.0%.
(3)	Does not include investments for which the valuation technique does not include the use of the applicable fair value input.

The following tables provide a summary of changes in fair value of the Company’s Level 3 portfolio investments for the nine-month periods ended September 30, 2021 and 2020 (amounts in thousands):

					Net
	Fair Value	Transfers			Changes	Net		Fair Value
	as of	Into			from	Unrealized		as of
Type of	December 31,	Level 3	Redemptions/	New	Unrealized	Appreciation		September 30,
Investment	2020	Hierarchy	Repayments	Investments	to Realized	(Depreciation)	Other(1)	2021
Debt	$638,423	$—	$(193,819)	$351,851	$4,997	$2,466	$(970)	$802,948
Equity(2)	185,041	—	(18,133)	13,064	1,209	16,372	976	198,529
Equity Warrant	2,058	—	—	—	(1,290)	35	—	803
	$825,522	$—	$(211,952)	$364,915	$4,916	$18,873	$6	$1,002,280

(1)	Includes the impact of non-cash conversions. These transactions represent non-cash investing activities. See additional cash flow information at the consolidated statements of cash flows.
(2)	Includes the Company’s investment in the Signal CLO subordinated notes. (See Note D — Investment in Signal Peak CLO 7, Ltd.)

					Net
	Fair Value	Transfers			Changes	Net		Fair Value
	as of	Into			from	Unrealized		as of
Type of	December 31,	Level 3	Redemptions/	New	Unrealized	Appreciation		September 30,
Investment	2019	Hierarchy	Repayments	Investments	to Realized	(Depreciation)	Other(1)	2020
Debt	$848,265	$—	$(180,927)	$57,743	$4,230	$(10,659)	$(11,560)	$707,092
Equity(2)	177,993	—	(2,766)	18,123	—	(10,077)	11,560	194,833
Equity Warrant	1,339	—	—	—	—	(606)	—	733
	$1,027,597	$—	$(183,693)	$75,866	$4,230	$(21,342)	$—	$902,658

(1)	Includes the impact of non-cash conversions. These transactions represent non-cash investing activities. See additional cash flow information at the consolidated statements of cash flows.
(2)	Includes the Company’s investment in the Signal CLO subordinated notes. (See Note D — Investment in Signal Peak CLO 7, Ltd.)

At September 30, 2021 and December 31, 2020, the Company's investments were categorized as follows in the fair value hierarchy for ASC 820 purposes:

		Fair Value Measurements
		(in thousands)
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
At September 30, 2021	Fair Value	(Level 1)	(Level 2)	(Level 3)
Private Loan portfolio investments	$501,463	$—	$—	$501,463
LMM portfolio investments	265,197	—	—	265,197
Middle Market portfolio investments	191,472	—	—	191,472
Other Portfolio investments (1)	44,148	—	—	44,148
Total investments	$1,002,280	$—	$—	$1,002,280

(1) Includes the Company's investment in the Signal CLO subordinated notes. (See Note D — Investment in Signal Peak CLO 7, Ltd.)

		Fair Value Measurements
		(in thousands)
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
At December 31, 2020	Fair Value	(Level 1)	(Level 2)	(Level 3)
Private Loan portfolio investments	$366,649	$—	$—	$366,649
LMM portfolio investments	217,036	—	—	217,036
Middle Market portfolio investments	191,304	—	—	191,304
Other Portfolio investments (1)	50,533	—	—	50,533
Total investments	$825,522	$—	$—	$825,522

(1) Includes the Company's investment in the Signal CLO subordinated notes. (See Note D — Investment in Signal Peak CLO 7, Ltd.)

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

Investment income, consisting of interest, dividends and fees, can fluctuate dramatically due to various factors, including the level of new investment activity, repayments of debt investments or sales of equity interests. Investment income in any given year could also be highly concentrated among several portfolio companies. For the three and nine months ended September 30, 2021 and 2020, the Company did not record investment income from any single portfolio company in excess of 10% of total investment income.

The following tables provide a summary of the Company’s investments in the LMM, Middle Market and Private Loan portfolios as of September 30, 2021 and December 31, 2020 (this information excludes the Other Portfolio investments which are discussed further below):

	As of September 30, 2021
	LMM (a)	Middle Market	Private Loan

	(dollars in millions)
Number of portfolio companies	39	26	51
Fair value	$265.2	$191.5	$501.5
Cost	$231.9	$210.8	$507.5
Debt investments as a % of portfolio (at cost)	69.8%	94.2%	93.4%
Equity investments as a % of portfolio (at cost)	30.2%	5.8%	6.6%
% of debt investments at cost secured by first priority lien	99.8%	99.0%	97.8%
Weighted-average annual effective yield (b)	10.8%	7.6%	8.6%
Average EBITDA(c)	$7.0	$92.2	$37.2

(a)	At September 30, 2021, the Company had equity ownership in approximately 97% of its LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was approximately 9%.
(b)	The weighted average annual effective yields were computed using the effective interest rates for all debt investments at cost as of September 30, 2021, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status. The weighted-average annual effective yield on the Company’s debt portfolio as of September 30, 2021 including debt investments on non-accrual status was 10.4% for its LMM portfolio, 7.1% for its Middle Market portfolio and 8.5% for its Private Loan portfolio. The weighted-average annual effective yield is not reflective of what an investor in shares of the Company’s common stock will realize on its investment because it does not reflect the Company’s expenses or any sales load paid by an investor.
(c)	The average EBITDA is calculated using a simple average for the LMM portfolio and a weighted-average for the Middle Market and Private Loan portfolios. These calculations exclude certain portfolio companies, including two Private Loan portfolio companies, as EBITDA is not a meaningful valuation metric for the Company’s investments in these portfolio companies, and those portfolio companies whose primary purpose is to own real estate.

	As of December 31, 2020
	LMM (a)	Middle Market	Private Loan

	(dollars in millions)
Number of portfolio companies	34	28	40
Fair value	$217.0	$191.3	$366.6
Cost	$191.2	$216.4	$378.2
Debt investments as a % of portfolio (at cost)	66.0%	93.5%	91.4%
Equity investments as a % of portfolio (at cost)	34.0%	6.5%	8.6%
% of debt investments at cost secured by first priority lien	99.7%	90.6%	91.3%
Weighted-average annual effective yield (b)	11.1%	8.2%	9.2%
Average EBITDA (c)	$6.2	$78.5	$54.1

(a)	At December 31, 2020, the Company had equity ownership in approximately 97% of its LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was approximately 10%.
(b)	The weighted-average annual effective yields were computed using the effective interest rates for all debt investments at cost as of December 31, 2020, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status. The weighted-average annual effective yield on the Company’s debt portfolio as of December 31, 2020 including debt investments on non-accrual status was 10.4% for its LMM portfolio, 8.2% for its Middle Market portfolio and 9.2% for its Private Loan portfolio. The weighted-average annual effective yield is not reflective of what an investor in shares of the Company’s common stock will realize on its investment because it does not reflect the Company’s expenses or any sales load paid by an investor.

(c)	The average EBITDA is calculated using a simple average for the LMM portfolio and a weighted-average for the Middle Market and Private Loan portfolios. These calculations exclude certain portfolio companies, including three LMM portfolio companies, one Middle Market portfolio company and four Private Loan portfolio companies, as EBITDA is not a meaningful valuation metric for the Company’s investments in these portfolio companies, and those portfolio companies whose primary purpose is to own real estate.

For the three months ended September 30, 2021 and 2020, the Company achieved an annualized total return on investments of 17.0% and 25.1%, respectively. For the nine months ended September 30, 2021 and 2020, the Company achieved an annualized total return on investments of 17.9% and 16.9%, respectively. Total return on investments is calculated using the interest, dividend, and fee income, as well as the realized and unrealized change in fair value of the Investment Portfolio for the specified period. The Company’s total return on investments is not reflective of what an investor in shares of the Company’s common stock will realize on its investment because it does not reflect the Company’s expenses or any sales load paid by an investor.

As of September 30, 2021, the Company had Other Portfolio investments in five companies, collectively totaling approximately $44.1 million in fair value and approximately $46.8 million in cost basis and which comprised approximately 4.4% and 4.7% of the Company’s Investment Portfolio at fair value and cost, respectively. As of December 31, 2020, the Company had Other Portfolio investments in five companies, collectively totaling approximately $50.5 million in fair value and approximately $54.9 million in cost basis and which comprised approximately 6.1% and 6.5% of the Company’s Investment Portfolio at fair value and cost, respectively.

The following tables summarize the composition of the Company’s total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at cost and fair value by type of investment as a percentage of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments, as of September 30, 2021 and December 31, 2020 (this information excludes the Other Portfolio investments, which are discussed above).

Cost:	September 30, 2021	December 31, 2020
First lien debt	86.6%	79.5%
Equity	11.9%	13.9%
Second lien debt	1.0%	4.6%
Equity warrants	0.2%	0.2%
Other	0.3%	1.8%
	100.0%	100.0%

Fair Value:	September 30, 2021	December 31, 2020
First lien debt	82.6%	76.0%
Equity	16.0%	17.3%
Second lien debt	1.0%	4.6%
Equity warrants	0.1%	0.3%
Other	0.3%	1.8%
	100.0%	100.0%

The following tables summarize the composition of the Company’s total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments by geographic region of the United States and other countries at cost and fair value as a percentage of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments, as of September 30, 2021 and December 31, 2020 (this information excludes the Other Portfolio investments). The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

Cost:	September 30, 2021	December 31, 2020
Southwest	26.0%	24.9%
Northeast	20.5%	18.9%
Southeast	20.1%	18.8%
West	19.7%	17.5%
Midwest	12.7%	18.2%
Canada	1.0%	1.7%
	100.0%	100.0%

Fair Value:	September 30, 2021	December 31, 2020
Southwest	27.9%	25.7%
Northeast	20.6%	19.2%
West	18.6%	16.3%
Southeast	18.2%	17.1%
Midwest	13.8%	20.1%
Canada	0.9%	1.6%
	100.0%	100.0%

The Company’s LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments are in companies conducting business in a variety of industries. The following tables summarize the composition of the Company’s total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments by industry at cost and fair value as of September 30, 2021 and December 31, 2020 (this information excludes the Other Portfolio investments).

Cost:	September 30, 2021	December 31, 2020
Commercial Services & Supplies	8.0%	8.1%
Internet Software & Services	7.1%	5.4%
Machinery	5.5%	6.5%
IT Services	5.1%	4.0%
Oil, Gas & Consumable Fuels	5.1%	7.0%
Diversified Telecommunication Services	4.9%	5.4%
Specialty Retail	4.8%	4.5%
Health Care Providers & Services	4.4%	3.4%
Leisure Equipment & Products	4.2%	3.5%
Communications Equipment	4.1%	5.7%
Aerospace & Defense	4.1%	8.4%
Construction & Engineering	3.8%	3.4%
Professional Services	3.2%	2.2%
Diversified Consumer Services	2.9%	0.7%
Containers & Packaging	2.8%	1.6%
Hotels, Restaurants & Leisure	2.6%	3.1%
Building Products	2.5%	0.6%
Diversified Financial Services	2.5%	3.1%
Distributors	2.4%	3.1%
Energy Equipment & Services	1.6%	0.9%
Textiles, Apparel & Luxury Goods	1.6%	0.9%
Software	1.5%	1.2%
Media	1.5%	2.5%
Transportation Infrastructure	1.5%	2.6%
Food Products	1.3%	0.7%
Food & Staples Retailing	1.3%	1.5%
Internet & Catalog Retail	1.2%	1.5%
Trading Companies & Distributors	1.1%	1.6%
Household Products	1.1%	—%
Computers & Peripherals	1.0%	1.1%
Electrical Equipment	1.0%	0.4%
Air Freight & Logistics	1.0%	1.1%
Electronic Equipment, Instruments & Components	0.8%	1.5%
Other (1)	2.5%	2.8%
	100.0%	100.0%

(1)	Includes various industries with each industry individually less than 1.0% of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at each date.

Fair Value:	September 30, 2021	December 31, 2020
Commercial Services & Supplies	7.8%	7.9%
Machinery	7.0%	8.5%
Internet Software & Services	6.6%	4.8%
IT Services	5.1%	4.0%
Diversified Telecommunication Services	4.9%	5.2%
Specialty Retail	4.8%	4.1%
Construction & Engineering	4.4%	4.1%
Health Care Providers & Services	4.4%	3.6%
Oil, Gas & Consumable Fuels	4.4%	6.1%
Leisure Equipment & Products	4.3%	3.5%
Aerospace & Defense	3.9%	8.5%
Diversified Consumer Services	3.5%	0.9%
Containers & Packaging	3.1%	1.8%
Communications Equipment	2.9%	4.6%
Diversified Financial Services	2.6%	3.3%
Building Products	2.6%	0.7%
Distributors	2.5%	3.1%
Professional Services	2.3%	1.2%
Software	2.1%	1.7%
Computers & Peripherals	2.0%	2.3%
Hotels, Restaurants & Leisure	1.7%	2.1%
Textiles, Apparel & Luxury Goods	1.6%	0.8%
Media	1.5%	2.7%
Transportation Infrastructure	1.5%	2.7%
Food & Staples Retailing	1.3%	1.6%
Energy Equipment & Services	1.2%	0.5%
Food Products	1.2%	0.4%
Construction Materials	1.2%	1.3%
Internet & Catalog Retail	1.2%	1.4%
Trading Companies & Distributors	1.1%	1.6%
Air Freight & Logistics	1.1%	1.2%
Household Products	1.1%	—%
Electrical Equipment	1.0%	0.5%
Electronic Equipment, Instruments & Components	0.4%	1.2%
Other (1)	1.7%	2.1%
	100.0%	100.0%

(1)	Includes various industries with each industry individually less than 1.0% of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at each date.

At September 30, 2021 and December 31, 2020, the Company had no portfolio investment that was greater than 10% of the Investment Portfolio at fair value.

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

As of September 30, 2021 and December 31, 2020, the Company had no single investment that qualified as a significant subsidiary under either the investment or income tests.

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

During the three months ended September 30, 2021 and 2020, respectively, the Company recognized approximately $0.9 million and $0.5 million of interest income in respect of its investment in Signal Peak CLO. During the nine months ended September 30, 2021 and 2020, respectively, the Company recognized approximately $2.2 million and $1.5 million of interest income in respect of its investment in Signal Peak CLO.

NOTE E—DEBT

Summary of debt as of September 30, 2021 is as follows:

	Outstanding Balance	Unamortized Debt Issuance Costs	Recorded Value	Estimated Fair Value (1)

	(dollars in thousands)
TIAA Credit Facility	$93,000	$(1,230)	$91,770	$91,770
JPM SPV Facility	260,688	(2,745)	257,943	257,943
Main Street Term Loan	60,000	(346)	59,654	59,654
Total Debt	$413,688	$(4,321)	$409,367	$409,367

(1)	Estimated fair value for outstanding debt if the Company had adopted the fair value option under ASC 825.

Summary of debt as of December 31, 2020 is as follows:

	Outstanding Balance	Unamortized Debt Issuance Costs	Recorded Value	Estimated Fair Value (1)

	(dollars in thousands)
TIAA Credit Facility	$44,000	$(491)	$43,509	$43,509
Deutsche Bank Credit Facility	257,816	(2,200)	255,616	255,616
Total Debt	$301,816	$(2,691)	$299,125	$299,125

(1)	Estimated fair value for outstanding debt if the Company had adopted the fair value option under ASC 825.

Summarized interest expense on the Company’s debt for the three and nine months ended September 30, 2021 and 2020 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(dollars in thousands)
TIAA Credit Facility	$751	$735	$1,706	$2,681
Deutsche Bank Credit Facility	—	3,265	1,046	10,822
JPM SPV Facility	2,257	—	5,830	—
Main Street Term Loan	751	—	1,641	—
Total Interest Expense	$3,759	$4,000	$10,223	$13,503

1.         TIAA Credit Facility

The Company is a party to a senior secured revolving credit agreement dated March 6, 2017 (as amended, the “TIAA Credit Facility”) with TIAA, FSB (“TIAA Bank”), as administrative agent, and with TIAA Bank and other financial institutions as lenders. On September 22, 2021, the Company entered into an amendment to the credit agreement governing the TIAA Credit Facility which included the following modifications to the existing TIAA Credit Facility:

●	increased total commitments from $130.0 million to $165.0 million, while maintaining an expanded accordion feature that allows for an increase up to $200.0 million of total commitments from new and existing lenders on the same terms and conditions as the existing commitments,
●	extended the revolving period and the maturity date to September 1, 2025 and March 1, 2026, respectively, while maintaining two, one-year extension options with lender approval,
●	reduced interest rate for borrowings to (i) applicable LIBOR plus 2.40% from LIBOR plus 2.60% and (ii) base rate plus 1.40% from base rate plus 1.60%, as applicable,
●	reduced the Asset Coverage Ratio requirement to 2.00:1.00 from 2.10:1.00, and
●	and allows for additional unsecured debt, subject to specific terms.

Borrowings under the TIAA Credit Facility bear interest, subject to the Company’s election, on a per annum basis at a rate equal to (i) LIBOR plus 2.40% or (ii) the base rate plus 1.40%. The base rate is defined as the higher of (a) the prime rate, (b) the Federal Funds Rate (as defined in the credit agreement) plus 0.5% or (c) LIBOR plus 1.0%. Additionally, the Company pays an annual unused commitment fee of 0.30% on the unused revolver commitments if more than 50% or more of the revolver commitments are being used and an annual unused commitment fee of 0.625% on the unused revolver commitments if less than 50% of the revolver commitments are being used.

The TIAA Credit Facility permits the creation of certain “Structured Subsidiaries,” which are not guarantors under the TIAA Credit Facility and which are permitted to incur debt outside of the TIAA Credit Facility. Borrowings under the TIAA Credit Facility are secured by all of the Company’s assets, other than the assets of Structured Subsidiaries, or immaterial subsidiaries, as well as all of the assets, and a pledge of equity ownership interests, of any future subsidiaries of the Company (other than Structured Subsidiaries or immaterial subsidiaries). The TIAA Credit Facility contains affirmative and negative covenants usual and customary for credit facilities of this nature, including: (i) maintaining a minimum interest coverage ratio of at least 2.00 to 1.00; (ii) maintaining an asset coverage ratio of at least 2.00 to 1.00; and (iii) maintaining a minimum consolidated tangible net worth, excluding Structured Subsidiaries, of at least the greater of (a) the aggregate amount of the revolver commitments or (b) $50.0 million. Further, the TIAA Credit Facility contains limitations on incurrence of other indebtedness (other than by the Structured Subsidiaries), limitations on industry concentration, and an anti-hoarding provision to protect the collateral under the TIAA Credit Facility. Additionally, the Company must provide information to TIAA Bank on a regular basis, preserve its corporate existence, comply with applicable laws, including the 1940 Act, pay obligations when they become due, and invest the proceeds of the sales of common stock in accordance with its investment objectives and strategies (as set forth in the TIAA Credit Facility). Further, the credit agreement contains usual and customary default provisions including: (i) a default in the payment of interest and principal; (ii) insolvency or bankruptcy of the Company; (iii) a material adverse change in the Company’s business; or (iv) breach of any covenant, representation or warranty in the loan agreement or other credit documents and failure to cure such breach within defined periods. Additionally, the TIAA Credit Facility requires the Company to obtain written approval from the administrative agent prior to entering into any material amendment, waiver or other modification of any provision of the Investment Advisory Agreement.

As of September 30, 2021, the interest rate on the TIAA Credit Facility was 2.49%. The average cost of borrowings on the TIAA Credit Facility, excluding amortization of deferred financing costs and unused fees, was approximately 2.67% and 2.95% per annum for the three months ended September 30, 2021 and 2020, respectively. The average costs of borrowings was approximately 2.71% and 3.66% per annum for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, the Company was not aware of any instances of noncompliance with covenants related to the TIAA Credit Facility.

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

As of September 30, 2021, the interest rate on the JPM SPV Facility, excluding amortization of deferred financing costs and unused fees, was 3.04%. The average cost of borrowings on the JPM SPV Facility, excluding amortization of deferred financing costs and unused fees, was approximately 3.04% and 3.08% per annum for the three months and nine months ended September 30, 2021, respectively. As of September 30, 2021, the Company was not aware of any instances of noncompliance with covenants related to the JPM SPV Facility.

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

For the three months ended September 30, 2020, the average cost of borrowings on the Deutsche Bank Credit Facility, excluding amortization of deferred financing costs, was approximately 4.01% per annum. For the nine months ended September 30, 2021 and 2020, the average cost of borrowings on the Deutsche Bank Credit Facility was approximately 2.93% and 4.29% per annum, respectively.

4.         Main Street Term Loan

On January 27, 2021, the Company entered into a term loan agreement (the “Main Street Term Loan”) with Main Street, which initially provided for an aggregate principal amount of $40.0 million in borrowings. The Company paid a 1.0% upfront fee to Main Street on the closing date.

On July 27, 2021, the Company entered into an amendment to the Main Street Term Loan that allowed the Company to initially draw an additional $20.0 million, with another $15.0 million available to be drawn in two separate $7.5 million tranches (each a “Delayed Draw Term Loan”) at a later date. Following the amendment, as of September 30, 2021, the aggregate principal amount outstanding under the Main Street Term Loan was $60.0 million bearing interest at a fixed rate of 5.00% per annum and maturing on January 27, 2026.

Borrowings under the Main Street Term Loan were expressly subordinated and junior in right of payment to all secured indebtedness of the Company. As of September 30, 2021, the Company was not aware of any instances of noncompliance with covenants related to the Main Street Term Loan. On October 22, 2021, the Company fully repaid all borrowings outstanding under the Main Street Term Loan and the Main Street Term Loan was terminated. See Note – E Debt and Note K – Subsequent Events for further discussion.

NOTE F—FINANCIAL HIGHLIGHTS

	Nine Months Ended September 30,
Per Share Data:	2021	2020
NAV at the beginning of the period	$7.28	$7.77
Net investment income(1)	0.49	0.43
Net realized loss(1)(2)	(0.08)	(0.45)
Net unrealized appreciation (depreciation)(2)	0.25	(0.29)
Net increase (decrease) in net assets resulting from operations(1)	0.66	(0.31)
Dividends paid(1)(3)	(0.38)	(0.35)
Other(4)	(0.01)	(0.01)
NAV at the end of the period	$7.56	$7.10
Shares of common stock outstanding at end of period	79,756,378	79,608,304
Weighted-average shares of common stock outstanding	79,831,292	79,079,204

(1)	Based on weighted-average number of common shares outstanding for the period.
(2)	Net realized gains or losses, net unrealized appreciation or depreciation, and income taxes can fluctuate significantly from period to period.

(3)	Dividends paid represent the stockholder distributions declared during the period.
(4)	Includes the impact of the different share amounts as a result of calculating per share data based on the weighted-average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.

	Nine Months Ended September 30,
	2021	2020

	(dollars in thousands)

NAV at end of period	$603,349	$565,141
Average NAV	$591,476	$551,821
Average outstanding debt	$293,110	$402,009
Ratios to average net assets:
Ratio of operating expenses to average NAV(1)(2)	4.43%	5.70%
Ratio of operating expenses excluding interest expense to NAV(1)(2)	2.70%	3.21%
Ratio of net investment income to average NAV(2)	6.65%	6.22%
Portfolio turnover ratio(2)	19.99%	16.00%
Total return based on change in NAV(2)(3)	9.00%	(4.12)%

(1)	Total expenses are the sum of operating expenses and net income tax provision/benefit. Net income tax provision/benefit includes the accrual of net deferred tax provision/benefit relating to the net unrealized appreciation/depreciation on portfolio investments held in Taxable Subsidiaries and due to the change in the loss carryforwards, which are non-cash in nature and may vary significantly from period to period. The Company is required to include net deferred tax provision/benefit in calculating its total expenses even though these net deferred taxes are not currently payable/receivable.
(2)	Not annualized.
(3)	Total return is based on change in net asset value as calculated using the sum of ending net asset value plus dividends to stockholders and other non-operating changes during the period, as divided by the beginning net asset value. Non-operating changes include any items that affect net asset value other than the net increase in net assets resulting from operations, such as the effects of stock offerings, shares issued under the dividend reinvestment plan and other miscellaneous items.

NOTE G—DIVIDENDS, DISTRIBUTIONS AND TAXABLE INCOME

The Company currently pays quarterly dividends to its stockholders. Future quarterly dividends, if any, will be determined by its Board of Directors on a quarterly basis. The Company paid dividends of $10.0 million, or $0.125 per share, during the three months ended September 30, 2021, and $17.9 million, or $0.225 per share, during the nine months ended September 30, 2021, compared to no dividends paid during the three months ended September 30, 2020, and $27.5 million, or $0.350 per share, during the nine months ended September 30, 2020.

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

Listed below is a reconciliation of “Net increase (decrease) in net assets resulting from operations” to taxable income and to total distributions declared to common stockholders for the nine months ended September 30, 2021 and 2020.

	Nine Months Ended September 30,
	2021	2020

	(estimated, dollars in thousands)

Net increase (decrease) in net assets resulting from operations	$52,448	$(24,245)
Net unrealized (appreciation) depreciation	(20,363)	23,017
Income tax provision	1,283	192
Pre-tax book (income) loss not consolidated for tax purposes	(10,763)	31,317
Book income (loss) and tax income differences, including debt origination, structuring fees, dividends, realized gains and changes in estimates	3,437	893
Estimated taxable income (1)	26,042	31,174
Taxable income earned in prior year and carried forward for distribution in current year	29,173	16,796
Taxable income earned prior to period end and carried forward for distribution next period	(37,290)	(20,450)
Dividend accrued as of period end and paid-in the following period	11,964	-
Taxable income earned to be carried forward	(25,326)	(20,450)
Total distributions accrued or paid to common stockholders	$29,889	$27,520

(1)	The Company’s taxable income for each period is an estimate and will not be finally determined until the Company files its tax return for each year. Therefore, the final taxable income, and the taxable income earned in each period and carried forward for distribution in the following period, may be different than this estimate.

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

The income tax expense (benefit) for the Company is generally composed of (i) deferred tax expense (benefit), which is primarily the result of the net activity relating to the portfolio investments held in the Taxable Subsidiaries, including changes in loss carryforwards, changes in net unrealized appreciation or depreciation and other temporary book tax differences, and (ii) current tax expense, which is primarily the result of current U.S. federal income and state taxes and excise taxes on the Company’s estimated undistributed taxable income. The income tax expense, or benefit, and the related tax asset and liabilities generated by the Taxable Subsidiaries, if any, are reflected in the Company’s consolidated statement of operations. The Company’s provision for income taxes was comprised of the following for the three and nine months ended September 30, 2021 and 2020 (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Current tax expense (benefit):
Federal	$—	$—	$—	$—
State	82	97	251	192
Excise	371	—	1,032	—
Total current tax expense (benefit)	453	97	1,283	192
Deferred tax expense (benefit):
Federal	—	—	—	—
State	—	—	—	—
Total deferred tax expense (benefit)	—	—	—	—

Total income tax provision (benefit)	$453	$97	$1,283	$192

The net deferred tax liability at September 30, 2021 and December 31, 2020 was $0. Deferred tax asset and liability balances primarily related to net unrealized appreciation or depreciation, loss carryforwards, and other temporary book-tax differences relating to portfolio investments held by the Taxable Subsidiaries. The Company recorded a valuation allowance to reduce the carrying value of deferred tax assets to the amount that more likely than not can be realized. At September 30, 2021, for U.S. federal income tax purposes, the Taxable Subsidiaries had net operating loss carryforwards from prior years which, if unused, will expire in various taxable years from 2034 through 2037. Any net operating losses generated in 2018 and future periods are not subject to expiration and will carryforward indefinitely until utilized. The net capital loss carryforwards of the Company will expire in taxable years 2021 through 2025. The timing and manner in which the Company will utilize any loss carryforwards in such taxable years, or in total, may be limited in the future under the provisions of the Code. Additionally, the Taxable Subsidiaries have interest expense limitation carryforwards which have an indefinite carryforward period.

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

Under the terms of the reinstated share repurchase program, the Company offers to purchase shares at the estimated NAV per share, as determined within 48 hours prior to the repurchase date. The amount of shares of the Company’s common stock to be repurchased during any calendar quarter may be equal to the lesser of (i) the number of shares of common stock the Company could repurchase with the proceeds it received from the issuance of common stock under the Company’s dividend reinvestment plan or (ii) 2.5% of the weighted-average number of shares of common stock outstanding in the prior four calendar quarters. Upon resuming making offers to repurchase shares pursuant to the share repurchase program, the Company is currently limiting repurchase offers to the number of shares of common stock it can repurchase with 90% of the cash retained as a result of issuances of common stock under the Company’s dividend reinvestment plan.

At the discretion of the Company’s Board of Directors, the Company may also use cash on hand, cash available from borrowings and cash from the sale of investments as of the end of the applicable period to repurchase shares. The Company’s Board of Directors may amend, suspend or terminate the share repurchase program upon 30 days’ notice. Since inception of its share repurchase program, the Company has funded the repurchase of $109.2 million in shares of common stock. For the three months ended September 30, 2021, the Company funded $3.3 million for shares of its common stock tendered for repurchase under the plan. The share repurchase program was suspended during the second quarter of 2020, and therefore no shares were repurchased for the three months ended September 30, 2020. For the nine months ended September 30, 2021 and 2020, the Company funded $6.2 million and $6.1 million, respectively, for shares of its common stock tendered for repurchase under the plan.

NOTE I—COMMITMENTS AND CONTINGENCIES

At September 30, 2021, the Company had the following outstanding commitments (in thousands):

Investments with equity capital commitments that have not yet funded:	Amount

Brightwood Capital Fund III, LP	$1,000
Freeport First Lien Loan Fund III LP	4,032
HPEP 3, L.P.	1,555

Total Equity Commitments	$6,587

Investments with commitments to fund revolving loans that have not been fully drawn or term loans with additional commitments not yet funded:

Adams Publishing Group, LLC	$5,000
MB2 Dental Solutions, LLC	4,874
Roof Opco, LLC	4,861
NWN Corporation	3,488
SI East, LLC	2,500
Computer Data Source, LLC	2,417
Evergreen North America Acquisitions, LLC	1,935
Lynx FBO Operating LLC	1,875
IG Parent Corporation	1,667
Mako Steel, LP	1,623
Burning Glass Intermediate Holding Company, Inc.	1,549
RA Outdoors LLC	1,235
Invincible Boat Company, LLC.	1,080
Student Resource Center, LLC	833
DTE Enterprises, LLC	750
NinjaTrader, LLC	750
GRT Rubber Technologies LLC	660
Classic H&G Holdco, LLC	650
Wall Street Prep, Inc.	500
Clickbooth.com, LLC	457
Direct Marketing Solutions, Inc.	400
Chamberlin Holding LLC	400
Cody Pools, Inc.	400
Trantech Radiator Topco, LLC	400
Colonial Electric Company LLC	400
The Affiliati Network, LLC	400
Dynamic Communities, LLC	250
American Nuts, LLC	247
Orttech Holdings, LLC	156
Hawk Ridge Systems, LLC	154
HW Temps LLC	100
Arcus Hunting LLC	96

Total Loan Commitments	$42,107

Total Commitments	$48,694

The Company will fund its unfunded commitments from the same sources it uses to fund its investment commitments that are funded at the time they are made (which are typically through existing cash and cash equivalents and borrowings under the Credit Facilities). The Company follows a process to manage its liquidity and ensure that it has available capital to fund its unfunded commitments as necessary. The Company had no unrealized depreciation on the outstanding unfunded commitments as of September 30, 2021.

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

For the three months ended September 30, 2021 and 2020, the Company incurred base management fees of approximately $4.5 million and $4.7 million, respectively. For the three months ended September 30, 2021 and 2020, the Company did not incur any subordinated incentive fees on income or any capital gains incentive fees. For the nine months ended September 30, 2021 and 2020, the Company incurred base management fees of approximately $12.5 million and $14.3 million, respectively. For the nine months ended September 30, 2021 and 2020, the Company did not incur any subordinated incentive fees on income or any capital gains incentive fees.

Pursuant to the Investment Advisory Agreement and the Original Investment Advisory Agreement, the Company is required to pay or reimburse MSC Adviser or its prior investment adviser, HMS Adviser, as applicable, for administrative services expenses, which include all costs and expenses related to the Company’s day-to-day administration and management not related to advisory services, whether such administrative services were performed by a third party service provider or affiliates of the applicable investment adviser (to the extent performed by MSC Adviser, HMS Adviser or their affiliates, the “Internal Administrative Services”). MSC Adviser does not, and HMS Adviser did not, earn any profit under their provision of Internal Administrative Services to the Company. For the three months ended September 30, 2021 and 2020, the Company incurred, and the Advisers, as applicable, waived 100.0% of the reimbursements of, Internal Administrative Services expenses of approximately $1.2 million, and $1.0 million, respectively. For the nine months ended September 30, 2021 and 2020, the Company incurred, and the Advisers, as applicable, waived 100.0% of the reimbursements of, Internal Administrative Services expenses of approximately $3.2 million, and $2.5 million, respectively. MSC Adviser also agreed to waive reimbursement of Internal Administrative Expenses from October 30, 2020 through September 30, 2021. Since inception, the Advisers waived the reimbursement of total Internal Administrative Services expenses of $23.0 million. Waived Internal Administrative Services expenses are permanently waived and are not subject to future reimbursement.

2.          Offering Costs

In accordance with the Original Investment Advisory Agreement and the Sub-Advisory Agreement, the Company reimbursed HMS Adviser for any offering costs that are paid on the Company’s behalf, which consisted of, among other costs, actual legal, accounting, bona fide out-of-pocket itemized and detailed due diligence costs, printing, filing fees, transfer agent costs, postage, escrow fees, advertising and sales literature and other costs incurred in connection with an offering of the Company including the Company’s dividend reinvestment plan. The Advisers were responsible for the payment of offering costs to the extent they exceeded 1.5% of the aggregate gross stock offering proceeds. Pursuant to the Transaction, HMS Adviser agreed to permanently waive reimbursement of organizational and offering expenses except for $580,338 which remained payable to HMS Adviser. No outstanding amount was payable to MSC Adviser. As of September 30, 2021, $525,405 of the Company’s reimbursement obligation to HMS Adviser for organizational and offering expenses remained outstanding.

As of September 30, 2021, the Company has reimbursed HMS Advisers approximately $12.8 million since inception for offering costs.

3.          Main Street Term Loan

On January 27, 2021, the Company entered into the Main Street Term Loan with Main Street. As of September 30, 2021, $60.0 million was drawn on the Main Street Term Loan , bearing interest at a fixed rate of 5.00% per annum and maturing on January 27, 2026. The Company paid a 1.0% upfront fee to Main Street on the closing date of the initial $40.0 million drawn on the Main Street Term Loan. On July 27, 2021, the Company entered into an amendment to the Main Street Term Loan that allowed the Company to initially draw an additional $20.0 million, and $15.0 million to be drawn in two separate $7.5 million tranches (each a “Delayed Draw Term Loan”) at a later date. Borrowings under the Main Street Term Loan were expressly subordinated and junior in right of payment to all secured indebtedness of the Company. On October 22, 2021, the Company fully repaid all borrowings outstanding under the Main Street Term Loan and the Main Street Term Loan was terminated. See Note E – Debt and Note K – Subsequent Events for further discussion.

NOTE K—SUBSEQUENT EVENTS

On October 22, 2021, the Company and certain qualified institutional investors entered into a Master Note Purchase Agreement (the “Note Purchase Agreement”), which governs the issuance of $150.0 million in aggregate principal amount of the Company’s 4.04% Series A Senior Notes due 2026 (the “Series A Notes”). The Series A Notes bear a fixed interest rate of 4.04% per year and will mature on October 30, 2026, unless redeemed, purchased or prepaid prior to such date by the Company in accordance with their terms. The Company issued $77.5 million of Series A Notes up entering into the Note Purchase Agreement, and will issue an additional $72.5 million in January 2022. Proceeds from the initial issuance were primarily used to fully repay the $60.0 million of the principal amount outstanding under the Main Street Term Loan plus accrued interest and fees, in connection with which the Main Street Term Loan was terminated.

Interest on the Series A Notes will be due semiannually on April 30 and October 30 each year, beginning on April 30, 2022. The Series A Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if applicable, a make-whole premium. In addition, the Company is obligated to offer to prepay the Series A Notes at par plus accrued and unpaid interest up to, but excluding, the date of prepayment, if certain change in control events occur. The Series A Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company.

The Note Purchase Agreement contains customary terms and conditions for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of the Company’s status as a BDC within the meaning of the 1940 Act, a minimum asset coverage ratio of 2.00 to 1.00, subject to reduction to 1.50 to 1.00 upon the Company obtaining the approval required under the 1940 Act, a minimum interest coverage ratio of 2.00 to 1.00, which may be reduced to 1.25 to 1.00 under certain conditions, and minimum unsecured debt coverage ratio of 1.25 to 1.00. In addition, in the event that a Below Investment Grade Event (as defined in the Note Purchase Agreement) occurs, the Series A Notes will bear interest at a fixed rate of 5.04% per year from the date of the occurrence of the Below Investment Grade Event to and until the date on which the Below Investment Grade Event is no longer continuing.

The Note Purchase Agreement also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness of the Company or subsidiary guarantors subject to a cure pass-through, certain judgments and orders and certain events of bankruptcy.

On November 1, 2021, the Company repurchased 511,026 shares of its common stock validly tendered and not withdrawn on the terms set forth in the tender offer statement on Schedule TO and Offer to Purchase filed with the SEC on September 13, 2021. The shares were repurchased at a price of $7.60 per share, which was the Company’s net asset value per share as of November 1, 2021, for an aggregate purchase price of $3.9 million (an amount equal to 90% of the proceeds the Company received from the issuance of shares under the Company’s distribution reinvestment plan from the November 1, 2021 dividend payment).

On November 11, 2021, our Board of Directors declared a quarterly cash dividend of $0.15 per share payable February 1, 2022 to stockholders of record as of December 31, 2021.

Schedule 12-14

MSC Income Fund, Inc.

Consolidated Schedule of Investments In and Advances to Affiliates

September 30, 2021

(dollars in thousands)

(unaudited)

					Amount of
					Interest,
					Fees or
			Amount of	Amount of	Dividends	December 31,			September 30,
			Realized	Unrealized	Credited to	2020	Gross	Gross	2021
Company	Investment(1)(10)(11)	Geography	Gain/(Loss)	Gain/(Loss)	Income(2)	Fair Value	Additions(3)	Reductions(4)	Fair Value

GRT Rubber Technologies LLC	7.10% (L+7.00%) Secured Debt	(8)	$-	$(16)	$449	$8,262	$4	$16	$8,250
	Member Units	(8)	-	-	1,739	22,120	-	-	22,120
Harris Preston Fund Investments	LP Interests (2717 MH, L.P.)	(8)	-	585	-	2,702	689	-	3,391
Copper Trail Energy Fund I, LP - CTMH	LP Interests (CTMH, LP)	(9)	-	-	-	747	-	37	710
Other Amounts related to investments transferred to or from other 1940 Act classification during the period			-	-	-	-	-	-	-
Total Control Investments			$-	$569	$2,188	$33,831	$693	$53	$34,471
Affiliate Investments
AFG Capital Group, LLC	Preferred Member Units	(8)	$-	$400	$50	$1,450	$400	$-	$1,850
	10.00% Secured Debt	(8)	-	-	7	123	-	65	58
ASK (Analytical Systems Keco Holdings, LLC)	Preferred Member Units	(8)	-	(800)	-	800	-	800	-
	Preferred Member Units	(8)	-	593	-	-	1,200	-	1,200
	12.00% (L+10.00%, Floor 2.00%) Secured Debt	(8)	-	-	163	1,180	66	55	1,191
	Warrants	(8)	-	-	-	-	-	-	-
ATX Networks Corp.	10.00% PIK Unsecured Debt	(6)	-	-	30	-	1,973	-	1,973
	8.50% (L+7.50%, Floor 1.00%) Secured Debt	(6)	-	-	55	-	7,121	-	7,121
	8.75% (7.25% Cash, 1.50% PIK) (1.50% PIK + L+6.25%, Floor 1.00%) Secured Debt	(6)	-	-	-	-	-	-	-
Barfly Ventures, LLC	Preferred Member Units	(5)	-	115	-	528	115	-	643
Brewer Crane Holdings, LLC	Preferred Member Units	(9)	-	(390)	99	1,460	-	390	1,070
	11.00% (L+10.00%, Floor 1.00%) Secured Debt	(9)	-	-	181	2,119	7	93	2,033
Centre Technologies Holdings, LLC	12.00% (L+10.00%, Floor 2.00%) Secured Debt	(8)	-	-	247	2,868	14	515	2,367
	Preferred Member Units	(8)	-	(80)	-	1,540	-	80	1,460
Chamberlin Holding LLC	9.00% (L+8.00%, Floor 1.00%) Secured Debt	(8)	-	-	281	3,803	1,000	349	4,454
	Member Units	(8)	-	(990)	895	7,020	-	990	6,030
	Member Units	(8)	-	41	13	317	41	-	358
Charlotte Russe, Inc	Common Stock	(9)	(2,470)	2,470	-	-	2,470	2,470	-
Charps, LLC	Preferred Member Units	(5)	-	930	530	2,630	930	-	3,560
	15.00% Secured Debt	(5)	-	-	1	167	-	167	-
Clad-Rex Steel, LLC	10.50% (L+9.50%, Floor 1.00%) Secured Debt	(5)	-	-	246	2,706	11	100	2,617
	Member Units	(5)	-	407	545	2,153	407	-	2,560
	Member Units	(5)	-	2	-	132	2	-	134
	10.00% Secured Debt	(5)	-	-	21	275	-	5	270
Cody Pools, Inc.	12.25% (L+10.50%, Floor 1.75%) Secured Debt	(8)	-	11	398	3,554	2,025	1,070	4,509
	Preferred Member Units	(8)	-	3,858	367	3,740	3,860	-	7,600
Colonial Electric Company LLC	12.00% Secured Debt	(6)	-	-	396	-	6,156	79	6,077
	Preferred Member Units	(6)	-	190	-	-	2,110	-	2,110
Copper Trail Energy Fund I, LP	LP Interests (Copper Trail Energy Fund I, LP)	(9)	(203)	379	482	1,782	379	2,161	-
Datacom, LLC	Preferred Member Units	(8)	-	-	-	-	290	-	290
	5.00% Secured Debt	(8)	-	-	47	-	910	9	901
Digital Products Holdings LLC	11.00% (L+10.00%, Floor 1.00%) Secured Debt	(5)	-	-	382	4,493	17	248	4,262
	Preferred Member Units	(5)	-	-	38	2,459	-	-	2,459
Direct Marketing Solutions, Inc.	Preferred Stock	(9)	-	(550)	168	4,840	-	550	4,290
	12.00% (L+11.00%, Floor 1.00%) Secured Debt	(9)	-	-	362	3,717	19	59	3,677
Freeport Financial Funds	LP Interests (Freeport First Lien Loan Fund III LP)	(5)	-	66	613	10,321	66	3,156	7,231
Gamber-Johnson Holdings, LLC	9.00% (L+7.00%, Floor 2.00%) Secured Debt	(5)	-	(25)	375	4,960	225	25	5,160
	Member Units	(5)	-	8	849	13,120	720	-	13,840
GFG Group, LLC.	Preferred Member Units	(5)	-	525	115	-	1,750	-	1,750
	12.00% Secured Debt	(5)	-	-	245	-	3,849	800	3,049
Gulf Publishing Holdings, LLC	10.50% (5.25% Cash, 5.25% PIK) (L+9.50%, Floor 1.00%) Secured Debt	(8)	-	-	6	63	1	-	64
	12.50% (6.25% Cash, 6.25% PIK) Secured Debt	(8)	-	(499)	250	2,988	127	499	2,616
Hawk Ridge Systems, LLC	9.00% Secured Debt	(9)	-	(13)	257	3,350	13	13	3,350

					Amount of
					Interest,
					Fees or
			Amount of	Amount of	Dividends	December 31,			September 30,
			Realized	Unrealized	Credited to	2020	Gross	Gross	2021
Company	Investment(1)(10)(11)	Geography	Gain/(Loss)	Gain/(Loss)	Income(2)	Fair Value	Additions(3)	Reductions(4)	Fair Value
	7.00% (L+6.00%, Floor 1.00%) Secured Debt	(9)	-	1	5	-	646	-	646
	Preferred Member Units	(9)	-	1,282	173	2,008	1,282	-	3,290
	Preferred Member Units	(9)	-	65	-	105	65	-	170
HPEP 3, L.P.	LP Interests (HPEP 3, L.P.)	(8)	-	803	-	3,258	925	-	4,183
J&J Services, Inc.	11.50% Secured Debt	(7)	-	(15)	285	3,200	15	515	2,700
	Preferred Stock	(7)	-	680	-	3,170	680	-	3,850
Kickhaefer Manufacturing Company, LLC	Member Units	(5)	-	-	19	3,060	-	-	3,060
	11.50% Secured Debt	(5)	-	-	497	5,500	32	500	5,032
	9.00% Secured Debt	(5)	-	-	67	978	-	6	972
	Member Units	(5)	-	12	-	290	12	-	302
Market Force Information, LLC	12.00% PIK Secured Debt	(9)	-	(601)	-	3,391	-	601	2,790
MH Corbin Holding LLC	13.00% (10.00% Cash, 3.00% PIK) Secured Debt	(5)	-	(515)	215	2,070	7	575	1,502
	Preferred Member Units	(5)	-	(590)	-	590	-	590	-
Oneliance, LLC	Preferred Stock	(7)	-	-	-	-	264	-	264
	12.00% (L+11.00%, Floor 1.00%) Secured Debt	(7)	-	-	27	-	1,373	-	1,373
Orttech Holdings, LLC	Preferred Stock	(5)	-	-	-	-	2,900	-	2,900
	12.00% (L+11.00%, Floor 1.00%) Secured Debt	(5)	-	-	132	-	5,972	-	5,972
Mystic Logistics Holdings, LLC	12.00% Secured Debt	(6)	-	-	153	1,682	2	7	1,677
	Common Stock	(6)	-	(456)	137	2,248	-	456	1,792
NexRev LLC	Preferred Member Units	(8)	-	450	15	370	450	-	820
	11.00% Secured Debt	(8)	-	4	17	197	4	-	201
	11.00% Secured Debt	(8)	-	(345)	345	3,980	15	509	3,486
NuStep, LLC	Preferred Member Units	(5)	-	680	-	2,700	680	-	3,380
	7.50% (L+6.50%, Floor 1.00%) Secured Debt	(5)	-	-	6	-	500	100	400
	10.50% Secured Debt	(5)	-	7	384	4,288	22	-	4,310
SI East, LLC (Stavig)	10.25% Secured Debt	(7)	-	(37)	782	10,987	11,512	1,300	21,199
	Preferred Member Units	(7)	-	1,804	699	3,260	1,804	1,594	3,470
Sonic Systems International, LLC	Common Stock	(8)	-	-	25	-	1,250	-	1,250
	8.50% (L+7.50%, Floor 1.00%) Secured Debt	(8)	-	-	144	-	13,725	-	13,725
Tedder Industries, LLC	12.00% Secured Debt	(9)	-	-	366	4,025	123	400	3,748
	Preferred Member Units	(9)	-	-	-	2,034	-	-	2,034
	12.00% Secured Debt	(9)	-	(2)	21	-	401	2	399
Trantech Radiator Topco, LLC	Common Stock	(7)	-	150	22	1,510	150	-	1,660
	12.00% Secured Debt	(7)	-	(8)	211	2,131	11	8	2,134
Other Amounts related to investments transferred to or from other 1940 Act classification during the period			-	-	-	-	-	-	-
Total Affiliate investments			$(2,673)	$10,017	$13,461	$157,690	$83,096	$21,911	$218,875

(1)	The principal amount, the ownership detail for equity investments and if the investment is income producing is included in the consolidated schedule of investments.
(2)	Represents the total amount of interest, fees and dividends credited to income for the portion of the period for which an investment was included in Control or Affiliate categories, respectively. For investments transferred between Control and Affiliate categories during the period, any income or investment balances related to the time period it was in the category other than the one shown at period end is included in “Amounts related to investments transferred to or from other 1940 Act classifications during the period.”
(3)	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, follow-on investments and accrued PIK interest, and the exchange of one or more existing securities for one or more new securities. Gross additions also include net increases in unrealized appreciation or net decreases in net unrealized depreciation as well as the movement of an existing portfolio company into this category and out of a different category.
(4)	Gross reductions include decreases in the cost basis of investments resulting from principal repayments or sales and the exchange of one or more existing securities for one or more new securities. Gross reductions also include net increases in net unrealized depreciation or net decreases in unrealized appreciation as well as the movement of an existing portfolio company out of this category and into a different category.
(5)	Portfolio company located in the Midwest region as determined by location of the corporate headquarters. The fair value as of September 30, 2021 for affiliate investments located in this region was $75,365. This represented 12.5% of net assets as of September 30, 2021.

(6)	Portfolio company located in the Northeast region as determined by location of the corporate headquarters. The fair value as of September 30, 2021 for affiliate investments located in this region was $11,657. This represented 1.9% of net assets as of September 30, 2021.
(7)	Portfolio company located in the Southeast region as determined by location of the corporate headquarters. The fair value as of September 30, 2021 for affiliate investments located in this region was $36,650. This represented 6.1% of net assets as of September 30, 2021.
(8)	Portfolio company located in the Southwest region as determined by location of the corporate headquarters. The fair value as of September 30, 2021 for control investments located in this region was $33,761. This represented 5.6% of net assets as of September 30, 2021. The fair value as of September 30, 2021 for affiliate investments located in this region was $58,612. This represented 9.7% of net assets as of September 30, 2021.
(9)	Portfolio company located in the West region as determined by location of the corporate headquarters. The fair value as of September 30, 2021 for control investments located in this region was $710. This represented 0.1% of net assets as of September 30, 2021. The fair value as of September 30, 2021 for affiliate investments located in this region was $27,497. This represented 4.6% of net assets as of September 30, 2021.
(10)	All of the Company’s portfolio investments are generally subject to restrictions on resale as “restricted securities,” unless otherwise noted.
(11)	This schedule should be read in conjunction with the consolidated schedule of investments and notes to the consolidated financial statements. Supplemental information can be located within the schedule of investments including end of period interest rate, preferred dividend rate, maturity date, investments not paid currently in cash and investments whose value was determined using significant unobservable inputs.

Schedule 12-14

MSC Income Fund, Inc.

Consolidated Schedule of Investments in and Advances to Affiliates

September 30, 2020

(dollars in thousands)

(unaudited)

					Amount of
					Interest,
					Fees or
			Amount of	Amount of	Dividends	December 31,			September 30,
			Realized	Unrealized	Credited to	2019	Gross	Gross	2020
Company	Investment(1)(10)(11)	Geography	Gain/(Loss)	Gain/(Loss)	Income(2)	Fair Value	Additions(3)	Reductions(4)	Fair Value

GRT Rubber Technologies LLC	LIBOR Plus 7.00%	(8)	$-	$(4)	$491	$7,396	$870	$4	$8,262
	Member Units	(8)	-	(997)	1,260	23,372	-	998	22,374
Copper Trail Fund Investments	LP Interests (CTMH, LP)	(9)	-	-	125	872	-	-	872
Harris Preston Fund Investments	LP Interests (2717 MH, L.P.)	(8)	-	120	-	3,156	121	-	3,277

Other Amounts related to investments transferred to or from other 1940 Act classification during the period			-	-	-	-	-	-	-
Total Control investments			$-	$(881)	$1,876	$34,796	$991	$1,002	$34,785
Affiliate Investments
AFG Capital Group, LLC	10.00% Secured Debt	(8)	$-	$-	$13	$209	$-	$65	$144
	Preferred Member Units	(8)	-	45	-	1,295	45	-	1,340
Analytical Systems Keco, LLC	LIBOR Plus 10.00% (Floor 2.00%)	(8)	-	(1)	131	1,266	9	86	1,189
	Preferred Member Units	(8)	-	-	-	800	-	-	800
	Warrants	(8)	-	10	-	79	10	1	88
Brewer Crane Holdings, LLC	LIBOR Plus 10.00% (Floor 1.00%)	(9)	-	-	195	2,233	6	92	2,147
	Preferred Member Units	(9)	-	333	23	1,070	333	-	1,403
Centre Technologies Holdings, LLC	LIBOR Plus 10.00% (Floor 2.00%)	(8)	-	-	284	3,008	11	117	2,902
	Preferred Member Units	(8)	-	55	23	1,460	55	-	1,515
Chamberlin Holding LLC	LIBOR Plus 10.00% (Floor 1.00%)	(8)	-	(22)	400	4,443	22	472	3,993
	Member Units	(8)	-	992	728	6,009	992	-	7,001
	Member Units	(8)	-	(133)	13	363	-	133	230
Charlotte Russe, Inc	Common Stock	(9)	-	-	-	-	-	-	-
Charps, LLC	15.00% Secured Debt	(5)	-	-	56	500	-	38	462
	Preferred Member Units	(5)	-	620	113	1,730	620	-	2,350
Clad-Rex Steel, LLC	LIBOR Plus 9.50% (Floor 1.00%)	(5)	-	(2)	229	2,696	9	2	2,703
	Member Units	(5)	-	(255)	79	2,408	-	255	2,153
	10% Secured Debt	(5)	-	-	21	282	-	5	277
	Member Units	(5)	-	-	-	115	-	-	115
Cody Pools, Inc.	LIBOR Plus 10.50% (Floor 1.75%)	(8)	-	76	290	-	4,084	184	3,900
	Preferred Member Units	(8)	-	882	15	-	2,961	-	2,961
Copper Trail Fund Investments	LP Interests (Copper Trail Energy Fund I, LP)	(9)	21	(562)	1,184	1,643	1,212	1,001	1,854
Direct Marketing Solutions, Inc.	LIBOR Plus 11.00% (Floor 1.00%)	(9)	-	(16)	376	3,929	16	173	3,772
	Preferred Stock	(9)	-	(36)	-	5,051	-	36	5,015
Digital Products Holdings LLC	LIBOR Plus 10.00% (Floor 1.00%)	(5)	-	157	422	4,611	172	278	4,505
	Preferred Member Units	(5)	-	433	50	1,294	433	-	1,727
	LP Interests (Freeport First Lien Loan Fund III LP)	(5)	-	(205)	630	9,696	990	365	10,321
Gamber-Johnson Holdings, LLC	LIBOR Plus 6.50% (Floor 2.00%)	(5)	-	(11)	329	4,755	419	214	4,960
	Member Units	(5)	-	(41)	763	13,352	-	41	13,311
Guerdon Modular Holdings, Inc.	16.00% Secured Debt	(9)	(2,792)	3,117	30	-	3,147	3,147	-
	LIBOR Plus 8.50% (Floor 1.00%)	(9)	(252)	252	-	-	253	253	-
	Preferred Stock	(9)	(285)	285	-	-	285	285	-
	Common Stock	(9)	(746)	746	-	-	746	746	-
Gulf Publishing Holdings, LLC	LIBOR Plus 9.50% (Floor 1.00%)	(8)	-	-	5	70	1	10	61
	6.25% Current / 6.25% PIK	(8)	-	(279)	312	3,124	96	279	2,941
	Member Units	(8)	-	(605)	-	605	-	605	-
Harris Preston Fund Investments	LP Interests (HPEP 3, L.P.)	(8)	-	-	-	2,474	597	-	3,071

					Amount of
					Interest,
					Fees or
			Amount of	Amount of	Dividends	December 31,			September 30,
			Realized	Unrealized	Credited to	2019	Gross	Gross	2020
Company	Investment(1)(10)(11)	Geography	Gain/(Loss)	Gain/(Loss)	Income(2)	Fair Value	Additions(3)	Reductions(4)	Fair Value
Hawk Ridge Systems, LLC	LIBOR Plus 6.00% (Floor 1.00%)	(9)	-	-	-	148	100	-	248
	11.00% Secured Debt	(9)	-	(12)	139	3,350	12	12	3,350
	Preferred Member Units	(9)	-	33	17	1,975	33	-	2,008
	Preferred Member Units	(9)	-	-	-	105	-	-	105
J&J Services, Inc.	11.50% Secured Debt	(7)	-	59	391	4,315	85	800	3,600
	Preferred Stock	(7)	-	1,207	-	1,790	1,207	18	2,979
Kickhaefer Manufacturing Company, LLC	9.50% Current/2.00% PIK Secured Debt	(5)	-	(1)	587	6,146	371	741	5,776
	Member Units	(5)	-	(21)	17	290	-	21	269
	9.00% Secured Debt	(5)	-	-	76	977	8	5	980
	Member Units	(5)	-	-	-	3,060	-	-	3,060
Market Force Information, LLC	12.00% PIK Secured Debt	(9)	-	(2,927)	63	5,625	790	2,986	3,429
	Member Units	(9)	-	(1,319)	-	1,319	-	1,319	-
MH Corbin Holding LLC	13.00% Secured Debt	(5)	-	(20)	223	2,213	17	80	2,150
	Preferred Member Units	(5)	-	(452)	-	1,192	-	452	740
	Preferred Member Units	(5)	-	(5)	-	5	-	5	-
Mystic Logistics Holdings, LLC	12.00% Secured Debt	(6)	-	-	156	1,561	254	134	1,681
	Common Stock	(6)	-	440	-	2,103	440	-	2,543
NexRev LLC	11.00% PIK Secured Debt	(8)	-	(126)	378	4,331	56	237	4,150
	Preferred Member Units	(8)	-	(1,340)	(14)	1,577	-	1,340	237
NuStep, LLC	12.00% Secured Debt	(5)	-	-	469	4,901	19	40	4,880
	Preferred Member Units	(5)	-	-	-	2,550	-	-	2,550
SI East, LLC	9.50% Current, Secured Debt	(7)	-	(25)	827	10,988	25	25	10,988
	Preferred Member Units	(7)	-	506	431	2,734	506	1	3,239
Tedder Industries, LLC	12.00% Secured Debt	(9)	-	(65)	391	4,066	176	65	4,177
	12.00% Secured Debt	(9)	-	-	15	158	-	158	-
	Preferred Member Units	(9)	-	-	-	2,034	-	-	2,034
Trantech Radiator Topco, LLC	12% Secured Debt	(7)	-	50	217	2,237	63	120	2,180
	Common Stock	(7)	-	778	22	1,164	778	1	1,941
Other Amounts related to investments transferred to or from other 1940 Act classification during the period			-	22	10	674	22	696	-
Total Affiliate investments			$(4,054)	$2,617	$11,129	$154,158	$22,486	$18,139	$158,505

(1)	The principal amount, the ownership detail for equity investments and if the investment is income producing is included in the consolidated schedule of investments.
(2)	Represents the total amount of interest, fees and dividends credited to income for the portion of the period for which an investment was included in Control or Affiliate categories, respectively. For investments transferred between Control and Affiliate categories during the period, any income or investment balances related to the time period it was in the category other than the one shown at period end is included in “Amounts related to investments transferred to or from other 1940 Act classifications during the period.”
(3)	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, follow-on investments and accrued PIK interest, and the exchange of one or more existing securities for one or more new securities. Gross additions also include net increases in unrealized appreciation or net decreases in net unrealized depreciation as well as the movement of an existing portfolio company into this category and out of a different category.
(4)	Gross reductions include decreases in the cost basis of investments resulting from principal repayments or sales and the exchange of one or more existing securities for one or more new securities. Gross reductions also include net increases in net unrealized depreciation or net decreases in unrealized appreciation as well as the movement of an existing portfolio company out of this category and into a different category.
(5)	Portfolio company located in the Midwest region as determined by location of the corporate headquarters. The fair value as of September 30, 2020 for affiliate investments located in this region was $63,289. This represented 11.2% of net assets as of September 30, 2020.

(6)	Portfolio company located in the Northeast region as determined by location of the corporate headquarters. The fair value as of September 30, 2020 for affiliate investments located in this region was $4,224. This represented 0.7% of net assets as of September 30, 2020.
(7)	Portfolio company located in the Southeast region as determined by location of the corporate headquarters. The fair value as of September 30, 2020 for affiliate investments located in this region was $24,927. This represented 4.4% of net assets as of September 30, 2020.
(8)	Portfolio company located in the Southwest region as determined by location of the corporate headquarters. The fair value as of September 30, 2020 for control investments located in this region was $33,913. This represented 6.0% of net assets as of September 30, 2020. The fair value as of September 30, 2020 for affiliate investments located in this region was $36,523. This represented 6.5% of net assets as of September 30, 2020.
(9)	Portfolio company located in the West region as determined by location of the corporate headquarters. The fair value as of September 30, 2020 for control investments located in this region was $872. This represented 0.2% of net assets as of September 30, 2020. The fair value as of September 30, 2020 for affiliate investments located in this region was $29,542. This represented 5.2% of net assets as of September 30, 2020.
(10)	All of the Company’s portfolio investments are generally subject to restrictions on resale as “restricted securities,” unless otherwise noted.
(11)	This schedule should be read in conjunction with the consolidated schedule of investments and notes to the consolidated financial statements. Supplemental information can be located within the schedule of investments including end of period interest rate, preferred dividend rate, maturity date, investments not paid currently in cash and investments whose value was determined using significant unobservable inputs.

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

COVID-19 UPDATE

The COVID-19 pandemic, and the related effect on the U.S. and global economies, has had, and threatens to continue to have, adverse consequences for our business and operating results, and the businesses and operating results of our portfolio companies. During the quarter ended September 30, 2021, MSC Adviser continued to work collectively with its personnel and our portfolio companies to navigate the significant challenges created by the COVID-19 pandemic, including the ongoing the labor and supply constraints, rising costs, and supply chain disruptions currently being experienced across the U.S. economy. MSC Adviser remains focused on ensuring the safety of its personnel and the employees of our portfolio companies, while also managing our ongoing business activities. In this regard, MSC Adviser remains heavily engaged with our portfolio companies. As discussed below under “Discussion and Analysis of Results of Operations,” our investment income, principally our interest and dividend income, was negatively impacted by the economic effects of the COVID-19 pandemic in 2020. We continue to maintain access to multiple sources of liquidity, including cash, and unused capacity under our TIAA Credit Facility and JPM SPV Facility (as defined below). As of September 30, 2021, we were in compliance with all debt covenants and do not anticipate any issues with our ability to comply with all covenants in the future. Refer to “— Financial Condition, Liquidity and Capital Resources” below for further discussion as of September 30, 2021.

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

See “Note C.2 – Investment Portfolio Composition” in the notes to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a summary of the Company’s investments in the LMM, Middle Market and Private Loan portfolios as of September 30, 2021 and December 31, 2020.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the periods reported. Actual results could materially differ from those estimates. Critical accounting policies are those that require management to make subjective or complex judgments about the effect of matters that are inherently uncertain and may change in subsequent periods. Changes that may be required in the underlying assumptions or estimates in these areas could have a material impact on our current and future financial condition and results of operations.

Management has discussed the development and selection of each critical accounting policy and estimate with the Audit Committee of the Board of Directors. Our critical accounting policies and estimates include the Investment Portfolio Valuation and Revenue Recognition policies described below. Our significant accounting policies are described in greater detail in Note B in the notes to our consolidated financial statements included in “Item 1.– Consolidated Financial Statements” of this Quarterly Report on Form 10-Q.

Investment Portfolio Valuation

The most significant determination inherent in the preparation of our consolidated financial statements is the valuation of our Investment Portfolio and the related amounts of unrealized appreciation and depreciation. We consider this determination to be a critical accounting estimate, given the significant judgments and subjective measurements required. As of September 30, 2021 and December 31, 2020 our Investment Portfolio valued at fair value represented approximately 96% and 93% of our total assets, respectively. We are required to report our investments at fair value. We follow the provisions of FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. ASC 820 requires us to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal market that are independent, knowledgeable and willing and able to transact. See “Note B.1.—Valuation of the Investment Portfolio” in the notes to our consolidated financial statements for a detailed discussion of our investment portfolio valuation process and procedures.

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

The SEC has adopted Rule 2a-5 under the 1940 Act, which permits a BDC’s board of directors to designate its executive officers or investment adviser as a valuation designee to determine the fair value for its investment portfolio, subject to the active oversight of the board. Our Board of Directors has approved valuation policies and procedures pursuant to Rule 2a-5 (the “Valuation Procedures”) and has designated MSC Adviser, and specifically a group of its executive officers, to serve as the Board’s valuation designee. We adopted the Valuation Procedures effective April 1, 2021. We believe our investment portfolio as of September 30, 2021 and December 31, 2020 approximates fair value as of those dates based on the markets in which we operate and other conditions in existence on those reporting dates.

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

Payment-in-Kind (“PIK”) Interest and Cumulative Dividends

We hold certain debt and preferred equity instruments in our Investment Portfolio that contain PIK interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed or sold. To maintain RIC tax treatment (as discussed in “Income Taxes” within “Note B. Summary of Significant Accounting Policies” in the notes to our consolidated financial statements), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though we may not have collected the PIK interest and cumulative dividends in cash. We stop accruing PIK interest and cumulative dividends and write off any accrued and uncollected interest and dividends in arrears when we determine that such PIK interest and dividends in arrears are no longer collectible. For the three months ended September 30, 2021 and 2020, approximately 2.5% and 6.4%, respectively, of our total investment income was attributable to PIK interest income and cumulative dividend income not paid currently in cash. For the nine months ended September 30, 2021 and 2020, approximately 2.4% and 4.9%, respectively, of our total investment income was attributable to PIK interest income and cumulative dividend income not paid currently in cash.

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

The following tables summarize the composition of our total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments at cost and fair value by type of investment as a percentage of the total combined LMM portfolio investments, Middle Market portfolio investments and Private Loan portfolio investments as of September 30, 2021 and December 31, 2020 (this information excludes the Other Portfolio investments).

Cost:	September 30, 2021	December 31, 2020
First lien debt	86.6%	79.5%
Equity	11.9%	13.9%
Second lien debt	1.0%	4.6%
Equity warrants	0.2%	0.2%
Other	0.3%	1.8%
	100.0%	100.0%

Fair Value:	September 30, 2021	December 31, 2020
First lien debt	82.6%	76.0%
Equity	16.0%	17.3%
Second lien debt	1.0%	4.6%
Equity warrants	0.1%	0.3%
Other	0.3%	1.8%
	100.0%	100.0%

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

As of September 30, 2021, our total Investment Portfolio had three investments on non-accrual status, which comprised approximately 0.8% of its fair value and 2.3% of its cost. As of December 31, 2020, our total Investment Portfolio had three investments on non-accrual status, which comprised approximately 0.6% of its fair value and 1.3% of its cost.

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

DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 2021 and September 30, 2020

	Three Months Ended
	September 30,		Net Change
	2021	2020	Amount	%

	(dollars in thousands)

Total investment income	$22,754	$19,519	$3,235	17%
Total expenses (net of fee and expense waivers)	9,632	9,532	100	1%
Net investment income	13,122	9,987	3,135	31%
Net realized gain (loss) from investments	(3,676)	(17,868)	14,192	NM
Net unrealized appreciation (depreciation) from investments	7,343	47,924	(40,581)	NM
Income tax benefit (provision)	(453)	(97)	(356)	NM
Net increase (decrease) in net assets resulting from operations	$16,336	$39,946	$(23,610)	(59)%

NM	Not Meaningful

Investment Income

Total investment income for the three months ended September 30, 2021 was $22.8 million, a 17% increase from the $19.5 million of total investment income for the corresponding period of 2020. The following table provides a summary of the changes in the comparable period activity.

	Three Months Ended
	September 30,		Net Change
	2021	2020	Amount	%

	(dollars in thousands)
Interest income	$18,818	$17,347	$1,471	8%	(a)
Dividend income	3,249	2,089	1,160	56%	(b)
Fee income	687	83	604	728%
Total investment income	$22,754	$19,519	$3,235	17%

(a)	The increase in interest income was primarily related to higher average levels of Investment Portfolio debt investments and repayment, repricing and other activities related to certain Investment Portfolio debt investments.
(b)	The increase in dividend income from equity investments is primarily a result of improved operating results, financial condition and liquidity positions of certain of our portfolio companies following the impacts from the COVID-19 pandemic in 2020.

Expenses

Total expenses, net of fee and expense waivers, for the three months ended September 30, 2021 were $9.6 million, a 1% increase from $9.5 million in the corresponding period of 2020. The following table provides a summary of the changes in the comparable period activity.

	Three Months Ended
	September 30,		Net Change
	2021	2020	Amount	%

	(dollars in thousands)
Interest expense	$3,759	$4,000	$(241)	(6)%
Base management fees	4,473	4,701	(228)	(5)%	(a)
Internal administrative services fees	1,152	959	193	20%
Offering costs	55	28	27	96%
Professional fees	490	226	264	117%	(b)
Insurance	114	103	11	11%
Board of director fees	97	86	11	13%
General and administrative	644	388	256	66%
Total expenses before fee and expense waivers	10,784	10,491	293	3%
Waiver of internal administrative services expenses	(1,152)	(959)	(193)	20%
Total expenses	$9,632	$9,532	$100	1%
(a)	The decrease in base management fees relates to the decrease in the base management fee percentage from 2.00% to 1.75% as the result MSC Adviser becoming the sole investment manager to the Company.
(b)	The increase in professional fees is primarily due to an increase in legal fees.

Net Investment Income

Net investment income for the three months ended September 30, 2021 increased 31% to $13.1 million, or $0.16 per share, compared to net investment income of $10.0 million, or $0.12 per share, for the corresponding period of 2020. The increase in net investment income was principally attributable to the increase in total investment income, partially offset by the increase in total expenses, both as discussed above.

Net Realized Gain (Loss) from Investments

The following table provides a summary of the primary components of the total net realized gain (loss) on investments of $3.7 million for the three months ended September 30, 2021:

	Three Months Ended September 30, 2021
	Full Exits		Partial Exits		Restructures		Other (a)	Total (a)
	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	Net Gain/(Loss)

	(dollars in thousands)
LMM Portfolio	$—	—	$-	-	$-	-	$-	$-
Middle Market Portfolio	-	-	-	-	(4,179)	1	108	(4,071)
Private Loan Portfolio	-	-	-	-	-	-	598	598
Other Portfolio	-	-	-	-	-	-	(203)	(203)

Total Net Realized Gain/(Loss)	$-	-	$-	-	$(4,179)	1	$503	$(3,676)

(a)	Other activity includes realized gains and losses from transactions involving five portfolio companies which are not considered to be significant individually or in the aggregate.

Net Unrealized Appreciation (Depreciation)

The following table provides a summary of the total net unrealized appreciation of $7.3 million for the three months ended September 30, 2021:

	Three Months Ended September 30, 2021
		Middle	Private
	LMM(a)	Market	Loan	Other	Total

	(dollars in millions)
Accounting reversals of net unrealized (appreciation) depreciation recognized in prior periods due to net realized (gains/income) losses recognized during the current period	$—	$0.6	$(1.5)	$0.2	$(0.7)
Net unrealized appreciation relating to investments	3.6	1.5	2.3	0.6	8.0
Total net appreciation relating to investments	$3.6	$2.1	$0.8	$0.8	$7.3

(a)	LMM includes unrealized appreciation on 19 LMM portfolio investments and unrealized depreciation on 17 LMM portfolio investments.

Income Tax Benefit (Provision)

The income tax provision for the three months ended September 30, 2021 of $0.5 million consisted of a current tax provision of $0.5 million, related to a $0.4 million provision for excise tax on our estimated undistributed taxable income and $0.1 million provision for current state income taxes.

Net Increase (Decrease) in Net Assets Resulting from Operations

The net increase in net assets resulting from operations for the three months ended September 30, 2021 was $16.3 million, or $0.20 per share, compared with a net increase in net assets of $39.9 million, or $0.50 per share, during the three months ended September 30, 2020. The tables above provide a summary of the net increase in net assets resulting from operations for the three months ended September 30, 2021.

Comparison of the nine months ended September 30, 2021 and September 30, 2020

	Nine Months Ended
	September 30,		Net Change
	2021	2020	Amount	%

	(dollars in thousands)

Total investment income	$65,522	$65,766	$(244)	(0)%
Total expenses (net of fee and expense waivers)	26,214	31,241	(5,027)	(16)%
Net investment income	39,308	34,525	4,783	14%
Net realized loss	(5,940)	(35,561)	29,621	NM
Net unrealized appreciation (depreciation) from investments	20,363	(23,017)	43,380	NM
Income tax benefit (provision)	(1,283)	(192)	(1,091)	NM
Net increase (decrease) in net assets resulting from operations	$52,448	$(24,245)	$76,693	NM

NM	Not Meaningful

Investment Income

Total investment income for the nine months ended September 30, 2021 was $65.5 million as compared to $65.8 million of total investment income for the corresponding period of 2020. The following table provides a summary of the changes in the comparable period activity.

	Nine Months Ended
	September 30,		Net Change
	2021	2020	Amount	%

	(dollars in thousands)
Interest Income	$52,218	$58,834	$(6,616)	(11)%	(a)
Dividend Income	12,227	5,833	6,394	110%	(b)
Fee Income	1,077	1,099	(22)	(2)%
Total Investment Income	$65,522	$65,766	$(244)	(0)%

(a)	The decrease in interest income was primarily due to lower average levels of Investment Portfolio debt investments.
(b)	The increase in dividend income from equity investments is primarily a result of improved operating results, financial condition and liquidity positions of certain of our portfolio companies following the impacts from the COVID-19 pandemic in 2020.

Expenses

Total expenses, net of fee and expense waivers, for the nine months ended September 30, 2021 were $26.2 million, a 16% decrease from $31.2 million in the corresponding period of 2020. The following table provides a summary of the changes in the comparable period activity.

	Nine Months Ended
	September 30,		Net Change
	2021	2020	Amount	%

	(dollars in thousands)
Interest expense	$10,223	$13,503	$(3,280)	(24)%	(a)
Base management fees	12,534	14,325	(1,791)	(13)%	(b)
Internal administrative services fees	3,247	2,495	752	30%	(c)
Offering costs	110	205	(95)	(46)%
Professional fees	1,298	1,726	(428)	(25)%	(d)
Insurance	343	310	33	11%
Board of director fees	295	309	(14)	(5)%
General and administrative	1,411	863	548	63%
Total expenses before fee and expense waivers	29,461	33,736	(4,275)	(13)%
Waiver of internal administrative services expenses	(3,247)	(2,495)	(752)	30%	(c)
Total expenses	$26,214	$31,241	$(5,027)	(16)%
(a)	The decrease in interest expense was primarily due to lower floating interest rates on our revolving lines of credit based upon the decline in LIBOR and lower amounts outstanding under our Credit Facilities (as defined below).
(b)	The decrease in the base management fees relates to a decrease in the base management fee from 2.00% to 1.75% as a result of MSC Adviser becoming the sole investment manager to the Company.
(c)	The increase in both the internal administrative services fees and waiver of internal administrative services expenses are both primarily due to higher expenses allocated from MSC Adviser to the Company as a result increased activities performed by MSC Adviser for the Company. These increases fully offset each other and as a result have no impact on the Company’s operating results as these items were fully waived by MSC Adviser.
(d)	The decrease in professional fees is primarily related to lower legal expenses in the 2021 period as compared to the legal expenses incurred during the comparable period in connection with the Asset Purchase Agreement between HMS Adviser and MSC Adviser and related transactions which were completed in 2020.

Net Investment Income

Net investment income for the nine months ended September 30, 2021 increased 14% to $39.3 million, or $0.49 per share, compared to net investment income of $34.5 million, or $0.43 per share, for the corresponding period of 2020. The increase in net investment income was principally attributable to the decrease in total expenses, partially offset by the decrease in total investment income, both as discussed above.

Net Realized Gain (Loss)

The net realized loss of $5.9 million for the nine months ended September 30, 2021 includes a realized loss on extinguishment of debt of $2.1 million associated with the repayment and termination of the Deutsche Bank Credit Facility in the first quarter 2021 and a net realized loss from investments of $3.8 million. The following table provides a summary of the primary components of the total net realized gain (loss) on investments of $3.8 million for the nine months ended September 30, 2021:

	Nine Months Ended September 30, 2021
	Full Exits		Partial Exits		Restructures		Other (a)	Total (a)
	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	Net Gain/(Loss)

	(dollars in thousands)
LMM Portfolio	$(2,470)	1	$-	-	$(1,193)	1	$-	$(3,663)
Middle Market Portfolio	(798)	1	4,262	1	(4,179)	1	134	(581)
Private Loan Portfolio	-	-	-	-	-	-	598	598
Other Portfolio	-	-	-	-	-	-	(203)	(203)

Total Net Realized Gain/(Loss)	$(3,268)	2	$4,262	1	$(5,372)	2	$529	$(3,849)

(a)	Other activity includes realized gains and losses from transactions involving six portfolio companies which are not considered to be significant individually or in the aggregate.

Net Unrealized Appreciation (Depreciation)

The following table provides a summary of the total net unrealized appreciation of $20.4 million for the nine months ended September 30, 2021:

	Nine Months Ended September 30, 2021
		Middle	Private
	LMM(a)	Market	Loan	Other	Total

	(dollars in millions)
Accounting reversals of net unrealized (appreciation) depreciation recognized in prior periods due to net realized (gains / income) losses recognized during the current period	$(1.3)	$3.8	$(1.4)	$0.2	$1.3
Net unrealized appreciation relating to investments	8.8	2.0	6.7	1.6	19.1
Total net unrealized appreciation relating to investments	$7.5	$5.8	$5.3	$1.8	$20.4

(a)	LMM includes unrealized appreciation on 26 LMM portfolio investments and unrealized depreciation on 18 LMM portfolio investments.

Income Tax Benefit (Provision)

The income tax provision for the nine months ended September 30, 2021 of $1.3 million consisted of a current tax provision of $1.3 million, related to a $1.0 million provision for excise tax on our estimated undistributed taxable income and $0.3 million provision for current state income taxes.

Net Increase (Decrease) in Net Assets Resulting from Operations

The net increase in net assets resulting from operations for the nine months ended September 30, 2021 was $52.4 million, or $0.66 per share, compared with a net decrease in net assets of $24.2 million, or $0.31 per share, during the nine months ended September 30, 2020. The tables above provide a summary of the net increase in net assets resulting from operations for the nine months ended September 30, 2021.

Financial Condition, Liquidity and Capital Resources

This “Financial Condition, Liquidity and Capital Resources” section should be read in conjunction with the “COVID-19 Update” section above.

Cash and Cash Equivalents

As of September 30, 2021, we had $21.4 million in cash and cash equivalents, which we held in various custodial accounts and our NAV totaled approximately $603.3 million, equating to approximately $7.56 per share. As of December 31, 2020, we had approximately $49.1 million in cash, restricted cash and cash equivalents, which we held in various custodial accounts and our NAV totaled approximately $579.6 million equating to approximately $7.28 per share.

Cash Flows

For the nine months ended September 30, 2021, we experienced a net decrease in cash and cash equivalents of $27.6 million, which is the net result of $118.0 million of cash used in our operating activities and $90.4 million of cash provided by our financing activities.

The $118.0 million of cash used in our operating activities resulted primarily from the funding of new portfolio investments of $334.9 million, partially offset by (i) cash proceeds totaling $182.4 million from the sales and repayments of debt investments and sales of and return on capital of equity investments, (ii) cash flows we generated from the operating profits earned totaling $31.4 million, which is our net investment income, excluding the non-cash effects of the accretion of unearned income, payment-in-kind interest income, cumulative dividends and the amortization of expenses for deferred financing costs and (iii) cash proceeds of $3.2 million related to the change in other assets and liabilities.

The $90.4 million provided by financing activities principally consisted of $51.9 million net cash proceeds related to our Deutsche Bank Credit Facility, TIAA Credit Facility and JPM SPV Facility (together, the “Credit Facilities”), $60.0 million of cash proceeds from our Main Street Term Loan (see Note E – Debt in the notes to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for these defined terms) and $0.5 million net cash proceeds related to our common stock issuance, as described below in “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” of Part II of this Quarterly Report on Form 10-Q, partially offset by (i) $11.1 million in cash dividends paid to stockholders, (ii) $4.6 million for deferred financing costs, (iii) $6.2 million for the repurchase of common stock and (iv) $0.1 million in offering costs.

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

On March 2, 2021, the Company’s Board of Directors unanimously approved the reinstatement of the Company’s share repurchase program commencing in April 2021 with repurchases effectuated via tender offers and generally equal to 90% of the amount of the dividend reinvestment plan proceeds resulting from dividend payments. See “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” of Part II of this Quarterly Report on Form 10-Q for more information regarding repurchases of our common stock during the three months ended September 30, 2021.

Capital Resources

As of September 30, 2021, we had $21.4 million in cash and cash equivalents, $111.3 million of unused capacity under our Credit Facilities, which we maintain to support our investment and operating activities, and $15.0 million of unused capacity under the Main Street Term Loan. As of September 30, 2021, our net asset value totaled $603.3 million, or $7.56 per share.

As of September 30, 2021, we had $93.0 million outstanding and $72.0 million of undrawn commitments under our TIAA Credit Facility, and $260.7 million outstanding and $39.3 million of undrawn commitments under the JPM SPV Facility, both of which we estimate approximated fair value. As of September 30, 2021, we also had $60.0 million outstanding and $15.0 million of undrawn commitments under our Main Street Term Loan. Availability under the TIAA Credit Facility is subject to certain borrowing base limitations and the asset coverage restrictions. Availability under the JPM SPV Facility is subject to certain borrowing base limitations. For further information on our Credit Facilities, including key terms and financial covenants, refer to “Note E — Debt” in the notes to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Subsequent to September 30, 2021, we completed several activities to provide additional liquidity - see “Recent Developments” below for a discussion of our entry into the Note Purchase Agreement governing the issuance of $150.0 million in aggregate principal amount of our Series A Notes and the related repayment and termination of the repayment of the Main Street Term Loan occurring subsequent to quarter-end.

We anticipate that we will continue to fund our investment activities through existing cash and cash equivalents, cash flows generated through our ongoing operating activities, utilization of available borrowings under our Credit Facilities, the Note Purchase Agreement, and future issuances of debt capital. Our primary uses of funds will be investments in portfolio companies, operating expenses, cash distributions to holders of our common stock and share repurchases under our share repurchase program.

We may occasionally invest excess cash balances into marketable securities and idle funds investments. The primary investment objective of marketable securities and idle funds investments is to generate incremental cash returns on excess cash balances prior to utilizing those funds for investment in our LMM, Middle Market and Private Loan portfolio investments. Marketable securities and idle funds investments generally consist of debt investments, independently rated debt investments, certificates of deposit with financial institutions, diversified bond funds and publicly traded debt and equity investments.

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

Although we have been able to secure access to additional liquidity, including through our Credit Facilities, and the Note Purchase Agreement, there is no assurance that debt or equity capital will be available to us in the future on favorable terms, or at all.

Recently Issued or Adopted Accounting Standards

See “Note B.12 – Recently Issued or Adopted Accounting Standards” in the notes to our consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of recently issued or adopted accounting standards.

From time to time, new accounting pronouncements are issued by the FASB or other standard-setting bodies that are adopted by us as of the specified effective date. We believe that the impact of recently issued standards and any that are not yet effective will not have a material impact on our consolidated financial statements upon adoption.

Inflation

Inflation has not had a significant effect on our results of operations in any of the reporting periods presented herein. However, our portfolio companies have experienced, including as a result of the COVID-19 pandemic, and may continue to experience, the impacts of inflation on their operating results, including periodic escalations in their costs for labor, raw materials, third party services and required energy consumption. Prolonged or more severe impacts of inflation to our portfolio companies could impact their ability to service their debt obligations and/or reduce their available cash for distributions which in turn could negatively affect our results of operations.

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments include commitments to extend credit and fund equity capital and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. At September 30, 2021, we had a total of $48.7 million in outstanding commitments comprised of (i) thirty-two investments with commitments to fund revolving loans that had not been fully drawn or term loans with additional commitments not yet funded and (ii) three investments with equity capital commitments that had not been fully called.

Contractual Obligations

As of September 30, 2021, we had $413.7 million in borrowings outstanding under our Credit Facilities and Main Street Term Loan. The TIAA Credit Facility will mature on March 1, 2026. The JPM SPV Facility will mature on February 3, 2025. The Main Street Term Loan will mature on January 27, 2026 (see “ Recent Developments” below for a discussion of the repayment and termination of the Main Street Term Loan subsequent to quarter-end). See further discussion of the terms of our Credit Facilities and other debt in “Note E —Debt” in the notes to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

	2021	2022	2023	2024	2025	Thereafter	Total

	(dollars in thousands)
TIAA Credit Facility	$—	$—	$—	$—	$—	$93,000	$93,000
JPM SPV Facility	—	—	—	—	260,688	—	260,688
Main Street Term Loan	—	—	—	—	—	60,000	60,000
Interest Due on Main Street Term Loan	2,091	3,154	3,042	3,050	3,042	219	14,598
Total	$2,091	$3,154	$3,042	$3,050	$263,730	$153,219	$428,286

Related Party Transactions

We have entered into agreements with HMS Adviser, MSC Adviser and the Dealer Manager, whereby we pay certain fees and reimbursements to these entities. These included payments to the Dealer Manager for selling commissions and the Dealer Manager fee and include payments to HMS Adviser and MSC Adviser for reimbursement of offering costs. In addition, we make payments for certain services that include the identification, execution, and management of our investments and also the management of our day-to-day operations provided to us by MSC Adviser, pursuant to various agreements that we have entered into. See “Note J — Related Party Transactions and Arrangements” in the notes to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding related party transactions.

Recent Developments

On October 22, 2021, we and certain qualified institutional investors entered into a Master Note Purchase Agreement (the “Note Purchase Agreement”), which governs the issuance of $150.0 million in aggregate principal amount of the Company’s 4.04% Series A Senior Notes due 2026 (the “Series A Notes”). The Series A Notes bear a fixed interest rate of 4.04% per year and will mature on October 30, 2026, unless redeemed, purchased or prepaid prior to such date by us in accordance with their terms. We issued $77.5 million of Series A Notes upon entering into the Note Purchase Agreement, and will issue an additional $72.5 million in January 2022. Proceeds from the initial issuance were primarily used to fully repay the $60.0 million of the principal amount outstanding under the Main Street Term Loan plus accrued interest and fees, in connection with which the Main Street Term Loan was terminated.

Interest on the Series A Notes will be due semiannually on April 30 and October 30 each year, beginning on April 30, 2022. The Series A Notes may be redeemed in whole or in part at any time or from time to time at our option at par plus accrued interest to the prepayment date and, if applicable, a make-whole premium. In addition, we are obligated to offer to prepay the Series A Notes at par plus accrued and unpaid interest up to, but excluding, the date of prepayment, if certain change in control events occur. The Series A Notes are general unsecured obligations of ours that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by us.

On November 1, 2021, we repurchased 511,026 shares of our common stock validly tendered and not withdrawn on the terms set forth in our tender offer statement on Schedule TO and Offer to Purchase filed with the SEC on September 13, 2021. The shares were repurchased at a price of $7.60 per share, which was our net asset value per share as of November 1, 2021, for an aggregate purchase price of $3.9 million (an amount equal to 90% of the proceeds we received from the issuance of shares under our dividend reinvestment plan from our November 1, 2021 dividend payment).

On November 11, 2021, our Board of Directors declared a quarterly cash dividend of $0.15 per share payable February 1, 2022 to stockholders of record as of December 31, 2021.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates, and changes in interest rates may affect both our interest expense on the debt outstanding under our Credit Facilities and our interest income from portfolio investments. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. Our investment income will be affected by changes in various interest rates, including LIBOR and prime rates, to the extent that any debt investments include floating interest rates. See “Risk Factors — Risks Relating to Our Investments — Changes relating to the LIBOR calculation process, the phase-out of LIBOR and the use of replacement rates for LIBOR may adversely affect the value of our portfolio securities.”, “Risk Factors — Risk Related to Our Investments — Changes in interest rates may affect our cost of capital, net investment income and the value of our investments.” and “Risk Factors — Risk Related to Debt Financing — Because we borrow money, the potential for gain or loss on amounts invested in us is magnified and may increase the risk of investing in us.” included in our Form 10-K for the fiscal year ended December 31, 2020 for more information regarding risks associated with our debt investments and borrowings that utilize LIBOR or other floating rates as a reference rate.

The majority of our debt investments are made with either fixed interest rates or floating rates that are subject to contractual minimum interest rates for the term of the investment. As of September 30, 2021, approximately 83% of our debt investment portfolio (at cost) bore interest at floating rates, 94% of which were subject to contractual minimum interest rates. Our interest expense will be affected by changes in the published LIBOR rate (or other floating reference rate) in connection with our Credit Facilities; however, the interest rate on our outstanding Main Street Term Loan was fixed for the life of such debt (as discussed above, the Main Street Term Loan was fully repaid and terminated on October 22, 2021 in conjunction with the Company’s issuance of new fixed rate debt). As of September 30, 2021, we had not entered into any interest rate hedging arrangements. Due to our Adviser’s limited use of derivatives, we have claimed an exclusion from the definition of the term “commodity pool operator” under the Commodity Exchange Act and, therefore, are not subject to registration or regulation as a pool operator under such Act. The following table shows the approximate annualized increase or decrease in the components of net investment income due to hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings as of September 30, 2021.

	Increase	(Increase)	Increase	Increase
	(Decrease)	Decrease	(Decrease) in Net	(Decrease) in Net
	in Interest	in Interest	Investment	Investment
Basis Point Change	Income	Expense	Income	Income per Share

	(dollars in thousands, except per share amounts)
(150)	$(48)	$458	$410	$0.01
(100)	(48)	458	410	0.01
(50)	(48)	458	410	0.01
(25)	(48)	458	410	0.01
25	106	(884)	(778)	(0.01)
50	212	(1,768)	(1,556)	(0.02)
75	389	(2,653)	(2,264)	(0.03)
100	1,238	(3,537)	(2,299)	(0.03)
125	2,777	(4,421)	(1,644)	(0.02)
150	4,414	(5,305)	(891)	(0.01)

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

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, President, Chief Financial Officer, Chief Compliance Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act). Based on that evaluation, our Chief Executive Officer, President, Chief Financial Officer, Chief Compliance Officer and Chief Accounting Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to us that is required to be disclosed in the reports we file or submit under the Exchange Act. There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Neither we, MSC Adviser, nor our subsidiaries are currently subject to any material pending legal proceedings, other than ordinary routine litigation incidental to our respective businesses. However, we, MSC Adviser or our subsidiaries may in the future, from time to time, be involved in litigation arising out of our respective operations in the normal course of business or otherwise. Furthermore, third parties may seek to impose liability on us in connection with the activities of our portfolio companies. While the outcome of any current legal proceedings cannot at this time be predicted with certainty, we do not expect any current matters will materially affect our or MSC Adviser’s financial condition or results of operations; however, there can be no assurance whether any pending legal proceedings will have a material adverse effect on our or MSC Adviser’s financial condition or results of operations in any future reporting period.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2021, we issued 478,309 shares of our common stock under our dividend reinvestment plan. The aggregate value of the shares of common stock issued during the three months ended September 30, 2021 under the dividend reinvestment plan was approximately $3.7 million.

The following chart summarizes repurchases of our common stock for the three months ended September 30, 2021:

Period	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
July 1 through July 31, 2021	—		—	—	—
August 1 through August 31, 2021	438,292	(1)	$7.57	438,292	N/A
September 1 through September 30, 2021	—		—	—	—

(1)	In August 2021, pursuant to our tender offer to purchase shares of our common stock on the terms set forth in our tender offer statement on Schedule TO and Offer to Purchase filed with the SEC on June 11, 2021, we purchased a total of 438,292 shares validly tendered and not withdrawn at a price of $7.57 per share, which was our net asset value per share as of August 2, 2021, for an aggregate purchase price of $3.3 million (an amount equal to 90% of the proceeds we received from the issuance of shares under our distribution reinvestment plan in connection with our August 2, 2021 dividend payment).

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Listed below are the exhibits which are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Exhibit
10.1

Sixth Amendment and Waiver to Amended and Restated Senior Secured Revolving Credit Agreement, dated as of September 22, 2021, by and among the Registrant, the Guarantors party thereto, the lenders party thereto and TIAA, FSB (filed as exhibit 10.1 to the Registrant’s Current Report on Form 8-K on September 28, 2021 (File No. 814-00939) and incorporated herein by reference).

10.2

Master Note Purchase Agreement, dated as of October 22, 2021, by and among the Company and the Purchasers party thereto (filed as exhibit 10.1 to the Registrant’s Current Report on Form 8-K on October 22, 2021 and incorporated herein by reference).

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

MSC INCOME FUND, INC.

/s/ DWAYNE L. HYZAK
Date: November 12, 2021	Dwayne L. Hyzak
Chief Executive Officer
(principal executive officer)
/s/ JESSE E. MORRIS
Date: November 12, 2021	Jesse E. Morris
Chief Financial Officer and Chief Operating Officer
(principal financial officer)
/s/ CORY E. GILBERT
Date: November 12, 2021	Cory E. Gilbert
Chief Accounting Officer
(principal accounting officer)