Form 10-K
period 2021-12-31
MSC INCOME FUND, INC.
filed 2022-03-14
CIK 1535778

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ◻ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ◻ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ◻ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ◻	Non-accelerated filer ☑	Smaller reporting company ◻
Emerging growth company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ◻ No ☑

There is no established public market for the registrant’s common stock. The registrant closed the public offering of its shares of common stock in September 2017. The last offering price at which the registrant issued shares in its public offering was $9.30 per share. Since the registrant closed its public offering, it has continued to issue shares pursuant to its dividend reinvestment plan. The most recent price at which the registrant has issued shares pursuant to the dividend reinvestment plan was $7.90 per share.

The number of shares outstanding of the issuer’s common stock as of March 14, 2022 was 79,870,636.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements regarding the plans and objectives of management for future operations and which relate to future events or our future performance or financial condition. Any such forward-looking statements may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and we cannot assure you that the projections included in these forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors, including, without limitation, the factors discussed in Item 1A entitled “Risk Factors” in Part I of this Annual Report on Form 10-K and elsewhere in this Annual Report on Form 10-K and in other filings we may make with the Securities and Exchange Commission (“SEC”) from time to time. Other factors that could cause actual results to differ materially include changes in the economy and future changes in laws or regulations and conditions in our operating areas.

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

PART I

Item 1. Business

ORGANIZATION

MSC Income Fund, Inc. (“MSC Income Fund”) (formerly known as HMS Income Fund, Inc. through October 30, 2020) is a principal investment firm primarily focused on providing customized debt capital to middle market (“Middle Market”) companies and debt and equity financing to lower middle market (“LMM”) companies. The portfolio investments of MSC Income Fund and its consolidated subsidiaries are typically made to support management buyouts, recapitalizations, growth financings, refinancings and acquisitions of companies that operate in a variety of industry sectors. MSC Income Fund and its consolidated subsidiaries invest primarily in secured debt investments of Middle Market companies generally headquartered in the United States and in secured debt investments, equity investments, warrants and other securities of LMM companies based in the United States. MSC Income Fund seeks to partner with entrepreneurs, business owners and management teams and generally provides “one stop” financing alternatives within its LMM portfolio.

MSC Income Fund was formed in November 2011 to operate as an externally managed business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). MSC Income Fund has elected to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As a result, MSC Income Fund generally will not pay corporate-level U.S. federal income taxes on any net ordinary taxable income or capital gains that it distributes to its stockholders.

On October 28, 2020, MSC Income Fund’s stockholders approved the appointment of MSC Adviser I, LLC (“MSC Adviser” or our “Adviser”), which is wholly owned by Main Street Capital Corporation (“Main Street”), a New York Stock Exchange listed BDC and the previous sub-adviser to MSC Income Fund, as MSC Income Fund’s investment adviser, replacing HMS Adviser LP (“HMS Adviser”) (MSC Adviser and HMS Adviser collectively referred to as the “Advisers”), which was MSC Income Fund’s investment adviser from inception through October 29, 2020. Following the approval of our stockholders, the Company engaged MSC Adviser as our investment adviser under an Investment Advisory and Administrative Services Agreement dated October 30, 2020 (the “Investment Advisory Agreement”). Our Adviser has the responsibility to manage the business of MSC Income Fund, including the responsibility to identify, evaluate, negotiate and structure prospective investments, make investment and portfolio management decisions, monitor MSC Income Fund’s investment portfolio and provide ongoing administrative services. In connection with this change in the investment adviser, we changed our name from HMS Income Fund, Inc. to MSC Income Fund, Inc.

MSC Income Fund has certain direct and indirect wholly owned subsidiaries that have elected to be taxable entities (the “Taxable Subsidiaries”). The primary purpose of the Taxable Subsidiaries is to permit MSC Income Fund to hold equity investments in portfolio companies which are “pass-through” entities for tax purposes. MSC Income Fund also has certain direct and indirect wholly owned subsidiaries formed for financing purposes (“Structured Subsidiaries”).

Unless otherwise noted or the context otherwise indicates, the terms “we,” “us,” “our” and the “Company” refer to MSC Income Fund and its consolidated subsidiaries, which include the Taxable Subsidiaries and the Structured Subsidiaries.

CORPORATE INFORMATION

Our principal executive offices are located at 1300 Post Oak Boulevard, 8th Floor, Houston, Texas 77056. We maintain a website on the Internet at www.mscincomefund.com. We make available free of charge on our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Information contained on our website is not incorporated by reference into this Annual Report on Form 10-K and you should not consider that information to be part of this Annual Report on Form 10-K. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports and other public filings are also available free of charge on the EDGAR Database on the SEC’s website at www.sec.gov.

OVERVIEW OF OUR BUSINESS

Our principal investment objective is to maximize our portfolio’s total return by generating current income from our debt investments and current income and capital appreciation from our equity and equity-related investments, including warrants, convertible securities and other rights to acquire equity securities in a portfolio company. We seek to achieve our investment objective through our Private Loan, LMM and Middle Market investment strategies. Our private loan (“Private Loan”) investment strategy involves investments in companies that are consistent with the size of the companies in our LMM and Middle Market investment strategies. Our LMM investment strategy involves investments in companies that generally have annual revenues between $10 million and $150 million. Our Middle Market investment strategy involves investments in companies that are generally larger in size than our LMM companies, with annual revenues typically between $150 million and $1.5 billion. Private Loan, LMM and Middle Market portfolio investments generally range in size from $1 million to $20 million.

Private Loan investments consist generally of loans that have been originated directly by Main Street or through strategic relationships with other investment funds on a collaborative basis and are often referred to in the debt markets as “club deals.” Private Loan investments are typically similar in structure, terms and conditions to investments we hold in our LMM portfolio and Middle Market portfolio. Our Private Loan portfolio debt investments are generally secured by a first priority lien on the assets of the portfolio company and typically have a term of between three and seven years from the original investment date.

We seek to fill the financing gap for LMM businesses, which, historically, have had limited access to financing from commercial banks and other traditional sources. The underserved nature of the LMM creates the opportunity for us to meet the financing needs of LMM companies while also negotiating favorable transaction terms and equity participations. Our ability to invest across a company’s capital structure, from secured loans to equity securities, allows us to offer portfolio companies a comprehensive suite of financing options, or a “one stop” financing solution. Providing customized, “one stop” financing solutions is important to LMM portfolio companies. We generally seek to partner directly with entrepreneurs, management teams and business owners in making our investments. Our LMM portfolio debt investments are generally secured by a first lien on the assets of the portfolio company and typically have a term of between five and seven years from the original investment date.

Our Middle Market portfolio investments primarily consist of direct investments in or secondary purchases of interest-bearing syndicated loans or debt securities in privately held companies based in the United States that are generally larger in size than the companies included in our LMM portfolio. Our Middle Market portfolio debt investments are generally secured by a first priority lien on the assets of the portfolio company and typically have an expected duration of between three and seven years from the original investment date.

Our other portfolio (“Other Portfolio”) investments primarily consist of investments that are not consistent with the typical profiles for our Private Loan, LMM or Middle Market portfolio investments, including investments which may be managed by third parties. In our Other Portfolio, we may incur indirect fees and expenses in connection with investments managed by third parties, such as investments in other investment companies or private funds.

Our portfolio investments are generally made through MSC Income Fund, the Taxable Subsidiaries and Structured Subsidiaries. MSC Income Fund, the Taxable Subsidiaries and Structured Subsidiaries share the same investment strategies and criteria. An investor’s return in MSC Income Fund will depend, in part, on the Taxable Subsidiaries’ and the Structured Subsidiaries’ investment returns as they are wholly owned subsidiaries of MSC Income Fund.

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

We have received an exemptive order from the SEC permitting co-investments among us, Main Street and other funds and clients advised by our Adviser in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act. We have made co-investments, and in the future intend to continue to make co-investments with Main Street and other funds and clients advised by our Adviser, in accordance with the conditions of the order. The order requires, among other things, that we and our Adviser consider whether each such investment opportunity is appropriate for us and the other funds and clients advised by our Adviser, as applicable, and if it is appropriate, to propose an allocation of the investment opportunity between such parties. Because our Adviser is wholly owned by Main Street and is not managing our investment activities as its sole activity, this may provide our Adviser an incentive to allocate opportunities to other participating funds and clients instead of us. However, our Adviser has policies and procedures in place to manage this conflict, including oversight by the independent members of our Board of Directors. Additional information regarding the operation of the co-investment program is set forth in the order granting exemptive relief, which may be reviewed on the SEC’s website at www.sec.gov. In addition to the co-investment program described above, we also co-invest in syndicated deals and other transactions where price is the only negotiated point by us and our affiliates.

RECENT DEVELOPMENTS

On February 1, 2022, we repurchased 489,031 shares of our common stock validly tendered and not withdrawn on the terms set forth in our tender offer statement on Schedule TO and Offer to Purchase filed with the SEC on December 10, 2021. The shares were repurchased at a price of $7.75 per share, which was our net asset value per share as of February 1, 2022, for an aggregate purchase price of $3.8 million (an amount equal to approximately 90% of the proceeds we received from the issuance of shares under our dividend reinvestment plan from our February 1, 2022 dividend payment).

On March 10, 2022, our Board of Directors declared a quarterly cash dividend of $0.165 per share payable May 2, 2022 to stockholders of record as of March 31, 2022.

BUSINESS STRATEGIES

Our principal investment objective is to maximize our portfolio’s total return by generating current income from our debt investments and current income and capital appreciation from our equity and equity-related investments including warrants, convertible securities, and other rights to acquire equity securities in a portfolio company. We have adopted the following business strategies to achieve our investment objective:

●	Focus on Established Companies. We generally invest in companies with established market positions, experienced management teams and proven revenue streams. Through our Private Loan investment strategy, we access proprietary investments with attractive risk-adjusted return characteristics to generate a cash yield to support our quarterly dividend. We believe that those companies generally possess better risk-adjusted return profiles than newer companies that are building their management teams or are in the early stages of building a revenue base. We also believe that established companies in our targeted size range also generally provide opportunities for capital appreciation.
●	Deliver Customized Financing Solutions in the Lower Middle Market. We offer LMM portfolio companies customized debt and equity financing solutions that are tailored to the facts and circumstances of each situation. We believe our ability to provide a broad range of customized financing solutions to LMM companies sets us apart from other capital providers that focus on providing a limited number of financing solutions. Our ability to invest across a company’s capital structure, from senior secured loans to subordinated debt to equity securities, allows us to offer LMM portfolio companies a comprehensive suite of financing options, or a “one stop” financing solution.
●	Leverage the Skills and Experience of our Adviser’s Investment Team. Our Adviser’s investment team has significant experience in lending to and investing in Middle Market and LMM companies. The members of our investment team have broad investment backgrounds, with prior experience at private investment funds, investment banks and other financial services companies and currently include six certified public accountants and two Chartered Financial Analyst® charter holders. The expertise of our Adviser’s investment team in analyzing, valuing, structuring, negotiating and closing transactions should provide us with competitive advantages by allowing us to consider customized financing solutions and non-traditional or complex structures for our portfolio companies.
●	Invest Across Multiple Companies, Industries, Regions and End Markets. We seek to maintain a portfolio of investments that is appropriately balanced among various companies, industries, geographic regions and end markets. This portfolio balance is intended to mitigate the potential effects of negative economic events for particular companies, regions, industries and end markets.
●	Capitalize on Strong Transaction Sourcing Network. Our Adviser’s investment team seeks to leverage its extensive network of referral sources for portfolio company investments. Main Street has developed a reputation in our marketplace as a responsive, efficient and reliable source of financing, which has created a growing stream of proprietary deal flow for us.
●	Benefit from Lower, Fixed, Long-Term Cost of Capital. We maintain an investment grade rating from Kroll Bond Rating Agency, LLC which provides us the opportunity and flexibility to obtain additional, attractive long-term financing options to supplement our capital structure, including the unsecured Series A Notes with fixed interest rates we issued in October 2021 and January 2022.

INVESTMENT CRITERIA

Our Adviser’s investment team has identified the following investment criteria that it believes are important in evaluating prospective portfolio companies. Our Adviser’s investment team uses these criteria in evaluating investment opportunities. However, not all of these criteria have been, or will be, met in connection with each of our investments:

●	Established Companies with Positive Cash Flow. We seek to invest in established companies with sound historical financial performance. We typically focus on LMM companies that have historically generated earnings before interest, taxes, depreciation and amortization (“EBITDA”) of $3 million to $20 million and commensurate levels of free cash flow. We also pursue investments in debt securities of Middle Market companies that are generally established companies with sound historical financial performance that are generally larger in size than LMM companies. We generally do not invest in start-up companies or companies with speculative business plans.
●	Defensible Competitive Advantages/Favorable Industry Position. We primarily focus on companies having competitive advantages in their respective markets and/or operating in industries with barriers to entry, which may help to protect their market position and profitability.
●	Proven Management Team with Meaningful Equity Stake. We look for operationally-oriented management with direct industry experience and a successful track record. In addition, we expect the management team of each LMM portfolio company to have meaningful equity ownership in the portfolio company to better align our respective economic interests. We believe management teams with these attributes are more likely to manage the companies in a manner that both protects our debt investment and enhances the value of our equity investment.

●	Exit Alternatives. We exit our debt investments primarily through the repayment of our investment from internally generated cash flow of the portfolio company and/or a refinancing. In addition, we seek to invest in companies whose business models and expected future cash flows may provide alternate methods of repaying our investment, such as through a strategic acquisition by other industry participants or a recapitalization.

INVESTMENT PORTFOLIO

The “Investment Portfolio”, as used herein, refers to all of our Private Loan portfolio investments, investments in LMM portfolio companies, investments in Middle Market portfolio companies and Other Portfolio investments. Our Private Loan portfolio investments primarily consist of investments in interest-bearing debt securities in companies that are consistent with the size of the companies in our LMM portfolio and Middle Market portfolio, but are investments that Main Street originates directly or through strategic relationships with other investment funds on a collaborative basis, and are often referred to in the debt markets as “club deals.” Our LMM portfolio investments primarily consist of secured debt, direct equity investments and equity warrants in privately held, LMM companies based in the United States. Our Middle Market portfolio investments primarily consist of direct investments in or secondary purchases of interest-bearing debt securities in privately held companies based in the United States that are generally larger in size than the companies included in our LMM portfolio. Our Other Portfolio investments primarily consist of investments that are not consistent with the typical profiles for our Private Loan, LMM and Middle Market portfolio investments, including investments which may be managed by third parties. In our Other Portfolio, we may incur indirect fees and expenses in connection with investments managed by third parties, such as investments in other investment companies or private funds.

Debt Investments

Our Private Loan portfolio investments primarily consist of investments in interest-bearing debt securities in companies that are consistent with the size of companies in our LMM portfolio or our Middle Market portfolio, but are investments which have been originated directly by Main Street or through strategic relationships with other investment funds on a collaborative basis. Our Private Loan portfolio debt investments are generally secured by a first priority lien and typically have a term of between three and seven years from the original investment date.

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

Our LMM debt investments generally have a term of five to seven years from the original investment date, with limited required amortization prior to maturity, and provide for monthly or quarterly payment of interest at interest rates generally between 10% and 14% per annum, payable currently in cash. Interest rate terms can include either fixed or floating rate terms. In addition, certain LMM debt investments may have a form of interest that is not paid currently but is accrued and added to the loan balance and paid at maturity. We refer to this form of interest as payment-in-kind, or PIK, interest. We typically structure our LMM debt investments with the maximum seniority and collateral that we can reasonably obtain while seeking to achieve our total return target. In most cases, our LMM debt investment will be collateralized by a first priority lien on substantially all the assets of the portfolio company. In addition to seeking a senior lien position in the capital structure of our LMM portfolio companies, we seek to limit the downside potential of our LMM debt investments by negotiating covenants that are designed to protect our LMM debt investments while affording our portfolio companies as much flexibility in managing their businesses as is reasonable. Such restrictions may include affirmative and negative covenants, default penalties, lien protection, change of control or change of management provisions, key-man life insurance, guarantees, equity pledges, personal guaranties, where appropriate, and put rights. In addition, we typically seek board representation or observation rights in all of our LMM portfolio companies. Interest rate terms can include either fixed or floating rate terms.

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

We also strategically pursue debt investments in Middle Market companies. Our Middle Market portfolio investments primarily consist of direct investments or secondary purchases of interest-bearing debt securities in privately held companies based in the United States that are generally larger in size than the companies included in our LMM portfolio. Our Middle Market portfolio debt investments are generally secured by a first priority lien on the assets of the portfolio company and typically have a term of between three and seven years from the original investment date. The debt investments in our Middle Market portfolio have rights and protections that are similar to those in our LMM debt investments, which may include affirmative and negative covenants, default penalties, lien protection, change of control provisions, guarantees and equity pledges. The Middle Market debt investments generally have floating interest rates at the London Interbank Offered Rate (“LIBOR”) (or an applicable successor rate) plus a margin, and are typically subject to LIBOR floors.

Warrants

In connection with our LMM debt investments, we occasionally receive equity warrants to establish or increase our equity interest in the portfolio company. Warrants we receive in connection with a debt investment typically require only a nominal cost to exercise, and thus, as a portfolio company appreciates in value, we may achieve additional investment return from this equity interest. We typically structure the warrants to provide provisions protecting our rights as a minority-interest holder, as well as secured or unsecured put rights, or rights to sell such securities back to the portfolio company, upon the occurrence of specified events. In certain cases, we also may obtain registration rights in connection with these equity interests, which may include demand and “piggyback” registration rights.

Direct Equity Investments

We also seek to make direct equity investments to align our interests with key management and stockholders of our LMM portfolio companies, and to allow for participation in the appreciation in the equity values of our LMM portfolio companies. We usually make our direct equity investments in connection with debt investments in our LMM portfolio companies. In addition, we may have both equity warrants and direct equity positions in some of our LMM portfolio companies. We, on a combined basis together with Main Street and other investment funds and clients managed by our Adviser, seek to maintain fully diluted equity positions in our LMM portfolio companies of 5% to 50%, and may have controlling equity interests in some instances. We have a value orientation toward our direct equity investments and have traditionally been able to purchase our equity investments at reasonable valuations.

We may also have the option to co-invest in the equity securities of certain Private Loan portfolio companies alongside the equity owners of these companies, and we may occasionally invest in such direct minority equity investments to align our interests with the equity owners of these portfolio companies, and to allow for participation in the appreciation in the equity values of our Private Loan portfolio companies.

INVESTMENT PROCESS

Our Adviser’s investment committee (the “investment committee”) has oversight over all aspects of our investment processes. The current members of the investment committee are Dwayne L. Hyzak, our Chief Executive Officer, David Magdol, our President and Chief Investment Officer, and Vincent D. Foster, the Chairman of Main Street’s board of directors.

Our Adviser’s investment processes for Private Loan, LMM and Middle Market portfolio investments are outlined below. Our Adviser’s investment strategy involves a “team” approach, whereby potential transactions are screened by several members of our Adviser’s investment team before being presented to the investment committee. The investment committee meets on an as-needed basis depending on transaction volume. Our Adviser generally categorizes our investment process into seven distinct stages:

Deal Generation/Origination

Deal generation and origination is maximized through our Adviser’s long-standing and extensive relationships with industry contacts, brokers, commercial and investment bankers, entrepreneurs, service providers such as lawyers, financial advisors and accountants, and current and former portfolio companies and investors. Our Adviser’s investment team has focused its deal generation and origination efforts on Private Loan, LMM and Middle Market investments, and Main Street has developed a reputation as a knowledgeable, reliable and active source of capital and assistance in these markets.

Screening

During the screening process, if a transaction initially meets our investment criteria, our Adviser will perform preliminary due diligence, taking into consideration some or all of the following information:

●	a comprehensive financial model based on quantitative analysis of historical financial performance, projections and pro forma adjustments to determine the estimated internal rate of return;
●	a brief industry and market analysis;
●	direct industry expertise imported from other portfolio companies or investors;
●	preliminary qualitative analysis of the management team’s competencies and backgrounds;
●	potential investment structures and pricing terms; and
●	regulatory compliance.

Upon successful screening of a proposed Private Loan transaction, the investment team makes a recommendation to the investment committee. If the investment committee concurs with moving forward on the proposed Private Loan transaction, we typically issue a non-binding term sheet to the company. Upon successful screening of a proposed LMM transaction, the investment team makes a recommendation to the investment committee. If the investment committee concurs with moving forward on the proposed LMM transaction, we typically issue a non-binding term sheet or letter of intent to the company. For Middle Market portfolio investments, the initial term sheet is typically issued by the borrower, through the syndicating bank, and is screened by the investment team which makes a recommendation to the investment committee.

Term Sheet

For proposed Private Loan transactions, the non-binding term sheet will include the key economic terms based upon our analysis performed during the screening process, as well as a proposed timeline and our qualitative expectation for the transaction. Upon execution of a term sheet, our Adviser begins our formal due diligence process.

For proposed LMM transactions, the non-binding term sheet or letter of intent will include the key economic terms based upon our analysis performed during the screening process, as well as a proposed timeline and our qualitative expectation for the transaction. While the term sheet or letter of intent for LMM investments is non-binding, we typically receive an expense deposit in order to move the transaction to the due diligence phase. Upon execution of a term sheet or letter of intent, our Adviser begins our formal due diligence process.

For proposed Middle Market transactions, the initial term sheet will include key economic terms and other conditions proposed by the borrower and its representatives and the proposed timeline for the investment, which are reviewed by the investment team to determine if such terms and conditions are in agreement with our investment objectives.

Due Diligence

Due diligence on a proposed Private Loan or Middle Market investment is generally performed on materials and information obtained from certain external resources and assessed internally by a minimum of three of our Adviser’s investment professionals, who work to understand the relationships among the prospective portfolio company’s business plan, operations and financial performance using the accumulated due diligence information. Our Adviser’s typical Private Loan and Middle Market due diligence review includes some or all of the following:

●	detailed review of historical and projected financial statements;
●	site visits or other discussions with management and key personnel;
●	in-depth industry, market, operational and strategy analysis;
●	regulatory compliance analysis; and
●	detailed review of the company’s management team and their capabilities.

Due diligence on a proposed LMM investment is performed by a minimum of three of our Adviser’s investment professionals, whom we refer to collectively as the investment team, and certain external resources, who together conduct due diligence to understand the relationships among the prospective portfolio company’s business plan, operations and financial performance. Our Adviser’s LMM due diligence review includes some or all of the following:

●	site visits with management and key personnel;
●	detailed review of historical and projected financial statements;
●	operational reviews and analysis;
●	interviews with customers and suppliers;
●	detailed evaluation of company management, including background checks;
●	review of material contracts;
●	in-depth industry, market and strategy analysis;
●	regulatory compliance analysis; and
●	review by legal, environmental or other consultants, if applicable.

During the due diligence process, significant attention is given to sensitivity analyses and how the company might be expected to perform given downside, base-case and upside scenarios. In certain cases, we may decide not to make an investment based on the results of the diligence process.

Document and Close

Upon completion of a satisfactory due diligence review of a proposed Private Loan or Middle Market portfolio investment, the investment team presents the findings and a recommendation to the investment committee. The presentation contains information which can include, but is not limited to, the following:

●	company history and overview;
●	transaction overview, history and rationale, including an analysis of transaction strengths and risks;
●	analysis of key customers and suppliers;
●	an analysis of the company’s business strategy;
●	investment structure and expected returns;
●	anticipated sources of repayment and potential exit strategies;
●	pro forma capitalization and ownership;
●	regulatory compliance analysis findings; and
●	an analysis of historical financial results and key financial ratios.

Upon completion of a satisfactory due diligence review of a proposed LMM portfolio investment, the investment team presents the findings and a recommendation to the investment committee. The presentation contains information which can include, but is not limited to, the following:

●	company history and overview;
●	transaction overview, history and rationale, including an analysis of transaction strengths and risks;
●	analysis of key customers and suppliers and key contracts;
●	a working capital analysis;
●	an analysis of the company’s business strategy;
●	a management and key equity investor background check and assessment;
●	third-party accounting, legal, environmental or other due diligence findings;
●	investment structure and expected returns;
●	anticipated sources of repayment and potential exit strategies;
●	pro forma capitalization and ownership;
●	an analysis of historical financial results and key financial ratios;
●	sensitivities to management’s financial projections;

●	regulatory compliance analysis findings; and
●	detailed reconciliations of historical to pro forma results.

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

As part of the monitoring process of Private Loan and Middle Market portfolio investments, the investment team will analyze monthly and quarterly financial statements versus the previous periods and year, review financial projections and review all compliance certificates and covenants. Depending upon the nature of our Private Loan portfolio investments, the investment team may also attend board meetings, and meet and discuss issues or opportunities with the portfolio company’s management team or private equity owners. However, due to the larger size and the nature of our Adviser’s “lender only” relationship with these Private Loan and Middle Market companies, it is not always necessary or practical to have direct management interface.

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

Our Adviser utilizes an internally developed investment rating system to rate the performance of each LMM portfolio company and to monitor our expected level of returns on each of our LMM investments in relation to our expectations for the portfolio company. The investment rating system takes into consideration various factors, including, but not limited to, each investment’s expected level of returns, the collectability of our debt investments and the ability to receive a return of the invested capital in our equity investments, comparisons to competitors and other industry participants, the portfolio company’s future outlook and other factors that are deemed to be significant to the portfolio company.

Exit Strategies/Refinancing

While we generally exit most investments through the refinancing or repayment of our debt and redemption or sale of our equity positions, the refinancing or repayment of Private Loan investments and Middle Market debt investments typically do not require our assistance due to the additional resources available to these larger Private Loan and Middle Market companies. Our Adviser typically assists our LMM portfolio companies in developing and planning exit opportunities, including any sale or merger of our portfolio companies. Our Adviser may also assist in the structure, timing, execution and transition of the exit strategy.

DETERMINATION OF NET ASSET VALUE AND INVESTMENT PORTFOLIO VALUATION PROCESS

We determine the net asset value per share of our common stock on at least a quarterly basis. The net asset value per share is equal to our total assets minus total liabilities divided by the total number of shares of common stock outstanding.

We are required to report our investments at fair value. As a result, the most significant determination inherent in the preparation of our consolidated financial statements is the valuation of our Investment Portfolio and the related amounts of unrealized appreciation and depreciation. We follow the provisions of the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. ASC 820 requires us to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal market that are independent, knowledgeable and willing and able to transact.

We determine in good faith the fair value of our Investment Portfolio pursuant to a valuation policy in accordance with ASC 820 and a valuation process approved by our Board of Directors and in accordance with the 1940 Act. Our valuation policies and processes are intended to provide a consistent basis for determining the fair value of our Investment Portfolio. See “Note B.1 — Valuation of the Investment Portfolio” in the notes to consolidated financial statements for a detailed discussion of our investment portfolio valuation process and procedures.

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

The 1940 Act requires valuation of a portfolio security at “market value” if market quotations for the security are “readily available.” Portfolio securities for which market quotations are not readily available must be valued at fair value as determined in good faith by the board of directors. In December 2020, the SEC adopted Rule 2a-5 under the 1940 Act, which sets forth the specific requirements for determining fair value in good faith. Specifically, Rule 2a-5, among other things, permits a BDC’s board of directors to designate its executive officers or investment adviser as a valuation designee to determine the fair value for its investment portfolio, subject to the active oversight of the board.

Our Board of Directors adopted policies and procedures pursuant to Rule 2a-5 (the “Valuation Procedures”) and designated our Adviser, led by a group of Main Street’s and our Adviser’s executive officers (the “Valuation Committee”), to serve as the Board’s valuation designee thereunder effective April 1, 2021. Pursuant to Valuation Procedures we undertake a multi-step valuation process each quarter in connection with determining the fair value of our investments.

The following outlines our valuation process as established under the Valuation Procedures:

●	Our quarterly valuation process begins with an initial valuation of each portfolio investment performed by the Adviser’s valuation team consisting of several professionals who apply the appropriate valuation methodology depending on the type of investment.
●	Each valuation model is then reviewed by the investment team responsible for monitoring the portfolio investment for accuracy, with any recommended changes reviewed by the valuation team.
●	Updated valuation conclusions are then reviewed by and discussed with the Valuation Committee at quarterly valuation meetings. Valuation meetings are generally attended by the Valuation Committee, the valuation team, members of investment team responsible for each investment and members of the compliance team. Valuation models and valuation conclusions are adjusted as necessary following such meetings.
●	A nationally recognized independent financial advisory services firm analyzes and provides observations, recommendations and an assurance certification regarding the determinations of the fair value for the majority of our portfolio companies on a rotational basis.
●	After incorporating commentary by the Valuation Committee and review of recommendations provided by the independent financial advisory services firm, valuation results are finalized and approved by the Valuation Committee.
●	The Board of Directors oversees the valuation process through its Audit Committee in accordance with Rule 2a-5 pursuant to the Valuation Procedures.

Determination of fair value involves subjective judgments and estimates. The notes to our consolidated financial statements refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our financial results and financial condition.

COMPETITION

We compete for investments with a number of investment funds (including private equity funds, mezzanine funds, BDCs and small business investment companies (“SBICs”)), as well as traditional financial services companies such as commercial banks and other sources of financing. Many of the entities that compete with us are larger and have more resources available to them. We believe we are able to be competitive with these entities primarily on the basis of the experience and contacts of our Adviser and our ability to co-invest with Main Street and funds and other clients managed by our Adviser, our general focus on smaller companies in both the Middle Market and LMM, which we believe to be underserved in the capital markets, our Adviser’s responsive and efficient investment analysis and decision-making processes, our comprehensive suite of customized financing solutions and the investment terms we offer.

We believe that some of our competitors make senior secured loans, junior secured loans and subordinated debt investments with interest rates and returns that are comparable to or lower than the rates and returns that we target. Therefore, we do not seek to compete primarily on the interest rates and returns that we offer to potential portfolio companies. For additional information concerning the competitive risks we face, see “Risk Factors — Risks Related to Our Business and Structure — We face increasing competition for investment opportunities.”

STAFFING

We do not currently have any employees and do not expect to have any employees in the future. Services necessary for the operation of our business are provided by individuals who are employees of Main Street, which wholly-owns our Adviser, pursuant to the terms of our Investment Advisory Agreement. Each of our executive officers is an employee of Main Street. Our day-to-day investment activities are managed by the Adviser. The services necessary for the origination and monitoring of our investment portfolio are provided by investment professionals of the Adviser, who are all employed by Main Street. As of December 31, 2021, Main Street had 80 employees, 46 of whom it categorizes as investment and portfolio management professionals, and the others include operations professionals and administrative staff. Because we have no employees, we do not have a formal employee relations policy.

REGULATION

Regulation as a Business Development Company

We have elected to be regulated as a BDC under the 1940 Act. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates, principal underwriters and affiliates of those affiliates or underwriters. The 1940 Act requires that a majority of the members of the board of directors of a BDC be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by a majority of our outstanding voting securities.

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

Managerial Assistance to Portfolio Companies

As noted above, a BDC must be operated for the purpose of making investments in the type of securities described in (1), (2) or (3) above under the heading entitled “— Qualifying Assets.” In addition, BDCs must generally offer to make available to the issuer of such securities (other than small and solvent companies described above) significant managerial assistance; except that, where we purchase such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company. However, if a BDC purchases securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such significant managerial assistance on behalf of all investors in the group.

Temporary Investments

Pending investment in “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. government securities and high-quality debt securities maturing in one year or less from time of investment therein, so that 70% of our assets are qualifying assets.

Senior Securities

Under the provisions of the 1940 Act, we are permitted, as a BDC, to issue senior securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% of all debt and/or senior stock immediately after each such issuance. However, 2018 legislation modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. We are permitted to increase our leverage capacity if stockholders representing at least a majority of the votes cast, when quorum is met, approve a proposal to do so. If we receive such stockholder approval, we would be permitted to increase our leverage capacity on the first day after such approval. Alternatively, we may increase the maximum amount of leverage we may incur to an asset coverage ratio of 150% if the “required majority” of our independent directors as defined in Section 57(o) of the 1940 Act approve such increase with such approval becoming effective after one year. In either case, because our common stock is not listed on a national securities exchange, we would also be required to offer to repurchase 100% of the shares of our stockholders as of the date of the requisite approval over the following year (25% in each of the following four quarters). We have not requested or obtained either such approval.

In addition, while any senior securities remain outstanding (other than senior securities representing indebtedness issued in consideration of a privately arranged loan which is not intended to be publicly distributed), we must generally include provisions in the documents governing new senior securities to prohibit any cash distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes with such borrowings not constituting senior securities for purposes of the asset coverage ratio requirements of the 1940 Act. A loan is presumed to be for temporary purposes if it is repaid within sixty days and not extended or renewed. For a discussion of the risks associated with leverage, see “Risk Factors — Risks Related to Leverage,” including, without limitation, “— Because we borrow money, the potential for gain or loss on amounts invested in us is magnified and may increase the risk of investing in us.”

Common Stock

We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, warrants, options or rights to acquire our common stock, at a price below the current net asset value of the common stock if our Board of Directors determines that such sale is in our best interests and that of our stockholders, and our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our Board of Directors, closely approximates the market value of such securities (less any distributing commission or discount). We have never sought such stockholder authorization to sell shares of our common stock below the then current net asset value per share of our common stock.

Code of Ethics

We have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. The code of ethics is available on the EDGAR Database on the SEC’s website at http://www.sec.gov.

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

We and our Adviser are required to adopt and implement written policies and procedures reasonably designed to prevent violation of the federal securities laws, review these policies and procedures no less frequently than annually for their adequacy and the effectiveness of their implementation, and to designate a chief compliance officer to be responsible for administering the policies and procedures.

We may be periodically examined by the SEC for compliance with the 1940 Act.

Securities Exchange Act of 1934 and Sarbanes-Oxley Act Compliance

We are subject to the reporting and disclosure requirements of the Securities Exchange Act of 1934 (the “Exchange Act”), including the filing of quarterly, annual and current reports, proxy statements and other required items. In addition, we are subject to the Sarbanes-Oxley Act of 2002, which imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. For example:

●	pursuant to Rule 13a-14 of the Exchange Act, our Chief Executive Officer and Chief Financial Officer are required to certify the accuracy of the consolidated financial statements contained in our periodic reports;
●	pursuant to Item 307 of Regulation S-K, our periodic reports are required to disclose our conclusions about the effectiveness of our disclosure controls and procedures;
●	pursuant to Rule 13a-15 of the Exchange Act, our management is required to prepare a report regarding its assessment of our internal control over financial reporting; and
●	pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal control over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Investment Adviser Regulations

Our Adviser is subject to regulation under the Advisers Act. The Advisers Act establishes, among other things, recordkeeping and reporting requirements, disclosure requirements, limitations on transactions between the adviser’s account and an advisory client’s account, limitations on transactions between the accounts of advisory clients, and general anti-fraud prohibitions. Our Adviser may be examined by the SEC from time to time for compliance with the Advisers Act.

Taxation as a Regulated Investment Company

MSC Income Fund has elected to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Code. MSC Income Fund’s taxable income includes the taxable income generated by MSC Income Fund and certain of its subsidiaries, which are treated as disregarded entities for tax purposes. As a RIC, MSC Income Fund generally will not pay corporate-level U.S. federal income taxes on any income that we distribute to our stockholders as dividends. To qualify as a RIC, MSC Income Fund must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to obtain RIC tax treatment, we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our net ordinary taxable income plus the excess of realized net short-term capital gains over realized net long-term capital losses, and 90% of our tax-exempt income (the “Annual Distribution Requirement”). As part of maintaining RIC status, undistributed taxable income (subject to a 4% non-deductible U.S. federal excise tax) pertaining to a given fiscal year may be distributed up to 12 months subsequent to the end of that fiscal year, provided such dividends are declared on or prior to the later of (i) filing of the U.S. federal income tax return for the applicable fiscal year or (ii) the fifteenth day of the ninth month following the close of the year in which such taxable income was generated.

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

We are subject to a 4% non-deductible U.S. federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our net ordinary taxable income for each calendar year, (2) 98.2% of our capital gain net income for the one-year period ending December 31 in that calendar year and (3) any taxable income recognized, but not distributed, in preceding years on which we paid no U.S. federal income tax (the “Excise Tax Avoidance Requirement”). Dividends declared and paid by us in a year will generally differ from taxable income for that year as such dividends may include the distribution of current year taxable income, exclude amounts carried over into the following year, and include the distribution of prior year taxable income carried over into and distributed in the current year. For amounts we carry over into the following year, we will be required to pay the 4% U.S. federal excise tax on the excess of 98% of our annual investment company taxable income and 98.2% of our capital gain net income over our distributions for the year.

In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:

●	continue to qualify as a BDC under the 1940 Act at all times during each taxable year;
●	derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities, loans, gains from the sale of stock or other securities, net income from certain “qualified publicly traded partnerships,” or other income derived with respect to our business of investing in such stock or securities (the “90% Income Test”); and
●	diversify our holdings so that at the end of each quarter of the taxable year:
●	at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and
●	no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, (i) of one issuer, (ii) of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or (iii) of certain “qualified publicly traded partnerships” (collectively, the “Diversification Tests”).

In order to comply with the 90% Income Test, we formed the Taxable Subsidiaries as wholly owned taxable subsidiaries for the primary purpose of permitting us to own equity interests in portfolio companies which are “pass-through” entities for tax purposes. Absent the taxable status of the Taxable Subsidiaries, a portion of the gross income from such portfolio companies would flow directly to us for purposes of the 90% Income Test. To the extent such income did not consist of income derived from securities, such as dividends and interest, it could jeopardize our ability to qualify as a RIC and, therefore, cause us to incur significant U.S. federal income taxes. The Taxable Subsidiaries are consolidated with MSC Income Fund for generally accepted accounting principles in the United States of America (“U.S. GAAP”) purposes and are included in our consolidated financial statements, and the portfolio investments held by the Taxable Subsidiaries are included in our consolidated financial statements. The Taxable Subsidiaries are not consolidated with MSC Income Fund for income tax purposes and may generate income tax expense, or benefit, as a result of their ownership of the portfolio investments. The income tax expense, or benefit, if any, and any related tax assets and liabilities, are reflected in our consolidated financial statements.

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

Although we do not presently expect to do so, we are authorized to borrow funds and to sell assets in order to satisfy distribution requirements. However, under the 1940 Act, we are not permitted to make distributions to our stockholders in certain circumstances while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. See “Regulation — Regulation as a Business Development Company — Senior Securities.” Moreover, our ability to dispose of assets to meet our distribution requirements may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous.

We may distribute taxable dividends that are payable in part in our stock. Under certain applicable provisions of the Code and the U.S. Department of the Treasury (“Treasury”) regulations, distributions payable by us in cash or in shares of stock (at the stockholder’s election) would satisfy the Annual Distribution Requirement. The Internal Revenue Service has issued guidance indicating that this rule will apply even where the total amount of cash that may be distributed is limited to no more than 20% of the total distribution. According to this guidance, if too many stockholders elect to receive their distributions in cash, each such stockholder would receive a pro rata share of the total cash to be distributed and would receive the remainder of their distribution in shares of stock. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend (whether received in cash, our stock, or a combination thereof) as (i) ordinary income (including any qualified dividend income that, in the case of a noncorporate stockholder, may be eligible for the same reduced maximum tax rate applicable to long-term capital gains to the extent such distribution is properly reported by us as qualified dividend income and such stockholder satisfies certain minimum holding period requirements with respect to our stock) or (ii) long-term capital gain (to the extent such distribution is properly reported as a capital gain dividend), to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock it receives in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock.

Failure to Qualify as a RIC

If we fail to satisfy the 90% Income Test or the Diversification Tests for any taxable year, we may nevertheless continue to qualify as a RIC for such year if certain relief provisions are applicable (which may, among other things, require us to pay certain corporate-level U.S. federal taxes or to dispose of certain assets).

If we were unable to qualify for treatment as a RIC and the foregoing relief provisions are not applicable, we would be subject to tax on all of our taxable income at regular corporate rates. We would not be able to deduct distributions to stockholders, nor would they be required to be made. If we were subject to tax on all of our taxable income at regular corporate rates, then distributions we make after being subject to such tax would be taxable to our stockholders and, provided certain holding period and other requirements were met, could qualify for treatment as “qualified dividend income” eligible for the maximum 20% rate (plus a 3.8% Medicare surtax, if applicable) applicable to qualified dividends to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate taxpayers would be eligible for a dividends-received deduction on distributions they receive. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. To requalify as a RIC in a subsequent taxable year, we would be required to satisfy the RIC qualification requirements for that year and dispose of any earnings and profits from any year in which we failed to qualify as a RIC. Subject to a limited exception applicable to RICs that qualified as such under Subchapter M of the Code for at least one year prior to disqualification and that requalify as a RIC no later than the second year following the nonqualifying year, we could be subject to tax on any unrealized net built-in gains in the assets held by us during the period in which we failed to qualify as a RIC that are recognized within the subsequent five years, unless we made a special election to pay corporate-level U.S. federal income tax on such built-in gain at the time of our requalification as a RIC.

Item 1A. Risk Factors

Investing in our securities involves a number of significant risks. In addition to the other information contained in this Annual Report on Form 10-K you should consider carefully the following information before making an investment in our securities. The risks set out below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us might also impair our operations and performance. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such case, our net asset value and the value of our other securities could decline, and you may lose all or part of your investment.

SUMMARY OF RISK FACTORS

The following is a summary of the principal risk factors associated with an investment in our securities. Further details regarding each risk included in the below summary list can be found further below.

Risks Related to our Business and Structure

●Because our Investment Portfolio is recorded at fair value, there is and will continue to be uncertainty as to the value of our portfolio investments.
●Our financial condition and results of operations depends on our Adviser’s ability to effectively manage and deploy capital.
●We face increasing competition for investment opportunities.
●We are dependent upon our Adviser’s key investment personnel for our future success.
●Our success depends on our Adviser’s ability to attract and retain qualified personnel in a competitive environment.
●We may not replicate the historical results achieved Main Street and by other entities managed by our Adviser.
●Our business model depends to a significant extent upon strong referral relationships.
●Our Board of Directors may change our operating policies and strategies without prior notice or stockholder approval, the effects of which may be adverse.
●We may not be able to pay distributions to our stockholders, our distributions may not grow over time, and a portion of distributions paid to our stockholders may be a return of capital, which is a distribution of the stockholders’ invested capital.

Risks Related to our Investments

●	Our investments in portfolio companies involve higher levels of risk, and we could lose all or part of our investment.
●	We may be exposed to higher risks with respect to our investments that include original issue discount or PIK interest.
●	The lack of liquidity in our investments may adversely affect our business.
●	We may not have the funds or ability to make additional investments in our portfolio companies.
●	There may be circumstances where our debt investments could be subordinated to claims of other creditors or we could be subject to lender liability claims.
●	We generally will not control our portfolio companies.
●	Defaults by our portfolio companies will harm our operating results.
●	Any unrealized depreciation we experience in our portfolio may be an indication of future realized losses, which could reduce our income and gains available for distribution.
●	Prepayments of our debt investments by our portfolio companies could adversely impact our results of operations and reduce our return on equity.
●	Changes relating to the LIBOR calculation process, the phase-out of LIBOR and the use of replacement rates for LIBOR may adversely affect the value of our portfolio securities.
●	We are subject to risks associated with the current interest rate environment and changes in interest rates will affect our cost of capital and net investment income and the value of our investments.
●	We may be subject to risks associated with “covenant-lite” loans.
●	Changes in interest rates may affect our cost of capital, net investment income.
●	We may not realize gains from our equity investments.

Risks Related to Leverage

●	Because we borrow money, the potential for gain or loss on amounts invested in us is magnified and may increase the risk of investing in us.

●	All of our assets are subject to security interests under our senior securities and if we default on our obligations under our senior securities, we may suffer adverse consequences, including foreclosure on our assets.

Risks Related to our Adviser and its Affiliates

●	Our Adviser has conflicts of interest that may create an incentive for the Adviser to enter into investments that are riskier or more speculative than would otherwise be the case and our Adviser may have an incentive to increase portfolio leverage in order to earn higher management fees.
●	We may be obligated to pay our Adviser incentive compensation even if we incur a net loss due to a decline in the value of our portfolio.
●	Our Adviser may face conflicts of interest in allocating investment opportunities between us, Main Street and the other funds and clients managed by our Adviser.
●	Our Adviser’s liability is limited under the Investment Advisory Agreement, and we have agreed to indemnify our Adviser against certain liabilities, which may lead our Adviser to act in a riskier manner on our behalf than it would when acting for its own account.
●	Our Adviser can resign on 120 days’ notice and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.

Risks Related to BDCs

●	Failure to comply with applicable laws or regulations and changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.
●	Operating under the constraints imposed on us as a BDC and RIC may hinder the achievement of our investment objectives.

Risks Related to our Securities

●	Investing in our securities may involve a high degree of risk.
●	Our shares of common stock are not listed on an exchange or quoted through a quotation system and may not be listed in the foreseeable future, if ever. Therefore, our stockholders will have limited liquidity and may not receive a full return of their invested capital if they sell their shares of common stock.
●	Our share repurchase program allows us to repurchase our stockholders’ shares on a quarterly basis, subject to certain restrictions and limitations. As a result, our stockholders will have limited opportunities to sell their shares and, to the extent they are able to sell their shares under the program, our stockholders may not be able to recover the amount of their investment in our shares.
●	Our repurchase offers pursuant to our share repurchase program may be at prices lower than the price paid by our stockholders to purchase our common stock.

Federal Income Tax Risks

●	We will be subject to corporate-level U.S. federal income tax if we are unable to qualify as a RIC under Subchapter M of the Code.
●	We may have difficulty paying the distributions required to maintain RIC tax treatment under the Code if we recognize income before or without receiving cash representing such income.

General Risk Factors

●	Deterioration in the economy and financial markets could impair our portfolio companies’ financial positions and operating results and affect the industries in which we invest, which could, in turn, harm our operating results.
●	We are highly dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our common stock and our ability to pay dividends.

RISKS RELATED TO OUR BUSINESS AND STRUCTURE

Because our Investment Portfolio is recorded at fair value, there is and will continue to be uncertainty as to the value of our portfolio investments.

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined by us pursuant to procedures established and overseen by our Board of Directors. Typically, there is not a public market for the securities of the privately held companies in which we invest through our Private Loan and LMM investment strategies. As a result, we value these securities quarterly at fair value based on inputs from management and a nationally recognized independent financial advisory services firm (on a rotational basis) pursuant to Valuation Procedures approved by our Board of Directors. In addition, the market for investments in Middle Market companies is generally not a liquid market, and therefore, we primarily use a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs pursuant to our Valuation Procedures. See “Note B.1. — Valuation of the Investment Portfolio” in the notes to consolidated financial statements for a more detailed description of our investment portfolio valuation process and procedures.

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

Our financial condition and results of operations depends on our Adviser’s ability to effectively manage and deploy capital.

Our ability to achieve our investment objective of maximizing our portfolio’s total return by generating current income from our debt investments and current income and capital appreciation from our equity and equity-related investments, including warrants, convertible securities and other rights to acquire equity securities in a portfolio company, depends on our Adviser’s ability to effectively manage and deploy capital, which depends, in turn, on our Adviser’s investment team’s ability to identify, evaluate and monitor, and their ability to finance and invest in, companies that meet our investment criteria.

Accomplishing our investment objective on a cost-effective basis is largely a function of our investment team’s handling of the investment process, its ability to provide competent, attentive and efficient services and our access to investments offering acceptable terms. In addition to monitoring the performance of our existing investments, members of our investment team are also called upon, from time to time, to provide managerial assistance to some of our portfolio companies. These demands on their time may distract them or slow the rate of investment.

Even if we are able to grow and build upon our investment operations, any failure to manage our growth effectively could have a material adverse effect on our business, financial condition, results of operations and prospects. The results of our operations will depend on many factors, including the availability of opportunities for investment, readily accessible short and long-term funding alternatives in the financial markets and economic conditions. Furthermore, if our Adviser cannot successfully operate our business or implement our investment policies and strategies as described herein, it could negatively impact our ability to pay dividends.

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

We are dependent upon our Adviser’s key investment personnel for our future success.

We depend on the members of our Adviser’s investment team, particularly Dwayne L. Hyzak, David L. Magdol, Jesse E. Morris, K. Colton Braud, III, Damian T. Burke, Samuel A. Cashiola, Diego Fernandez and Nicholas T. Meserve for the identification, review, final selection, structuring, closing and monitoring of our investments. These individuals have significant investment expertise and relationships that we rely on to implement our business plan. Although these executive officers and other key personnel have entered into non-compete arrangements with our Adviser or an affiliate of our Adviser, we cannot guarantee that any of these individuals will remain available to us. If we lose the services of the individuals mentioned above, we may not be able to operate our business as we expect, and our ability to compete could be harmed, which could cause our operating results to suffer.

Our success depends on our Adviser’s ability to attract and retain qualified personnel in a competitive environment.

Our growth will require that our Adviser is able to retain new investment and administrative personnel in a competitive market. Our Adviser’s ability to attract and retain personnel with the requisite credentials, experience and skills depends on several factors including, but not limited to, our ability to offer competitive wages, benefits and professional growth opportunities. Many of the entities, including investment funds (such as private equity funds, debt funds and mezzanine funds) and traditional financial services companies, with which our Adviser competes for experienced personnel have greater resources than our Adviser has. The inability of our Adviser to attract and retain experienced personnel would have a material adverse effect on our business.

We may not replicate the historical results achieved Main Street and by other entities managed by our Adviser.

Although our primary focus in making investments is similar to that of Main Street, the parent company of our Adviser, we cannot assure stockholders that we will be able to replicate the historical results achieved by Main Street or other investment funds or accounts managed by our Adviser. Because of the differences in our business structure and portfolio composition, our investment returns could be substantially lower than the returns achieved by Main Street or other investment funds or accounts managed by our Adviser in prior periods. Additionally, all or a portion of the prior results may have been achieved in particular market conditions which may never be repeated. Moreover, current or future market volatility and regulatory uncertainty may have an adverse impact on our future performance.

Our business model depends to a significant extent upon strong referral relationships.

We expect that members of our management team will maintain their relationships with intermediaries, financial institutions, investment bankers, commercial bankers, financial advisors, attorneys, accountants, consultants and other individuals within our network, and we will rely to a significant extent upon these relationships to provide us with potential investment opportunities. If our management team fails to maintain its existing relationships or develop new relationships with sources of investment opportunities, we will not be able to grow our Investment Portfolio. In addition, individuals with whom members of our management team have relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us.

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

We may not be able to pay distributions to our stockholders, our distributions may not grow over time, and a portion of distributions paid to our stockholders may be a return of capital, which is a distribution of the stockholders’ invested capital.

We intend to pay distributions to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to pay a specified level of cash distributions, previously projected distributions for future periods, or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described herein. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC could limit our ability to pay distributions. All distributions will be paid at the discretion of our Board of Directors and will depend on our earnings, our financial condition, maintenance of our RIC status, compliance with applicable BDC regulations, compliance with our debt covenants and such other factors as our Board of Directors may deem relevant from time to time. We cannot assure you that we will pay distributions to our stockholders in the future.

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

Our business faces increasing public scrutiny related to environmental, social and governance (“ESG”) activities. We risk damage to our brand and reputation if we or our Adviser fail to act responsibly in a number of areas, such as diversity and inclusion, environmental stewardship, support for local communities, corporate governance and transparency and considering ESG factors in our investment processes. Adverse incidents with respect to ESG activities could impact the value of our brand, the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations. Additionally, new regulatory initiatives related to ESG could adversely affect our business.

RISKS RELATED TO OUR INVESTMENTS

Our investments in portfolio companies involve higher levels of risk, and we could lose all or part of our investment.

Investing in our portfolio companies exposes us indirectly to a number of significant risks. Among other things, these companies:

●	may have limited financial resources and may be unable to meet their obligations under their debt instruments that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any guarantees from subsidiaries or affiliates of our portfolio companies that we may have obtained in connection with our investment, as well as a corresponding decrease in the value of the equity components of our investments;
●	may have shorter operating histories, narrower product lines, smaller market shares and/or significant customer concentrations than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns;
●	are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation, termination or significant under-performance of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us;
●	generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position; and
●	generally have less publicly available information about their businesses, operations and financial condition. We are required to rely on the ability of our Adviser’s management team and investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and may lose all or part of our investment.

In addition certain of our officers and directors or officers and directors of our Adviser may serve as directors on the boards of such companies. To the extent that litigation arises out of our investments in these companies, our officers and directors or officers and directors of our Adviser may be named as defendants in such litigation, which could result in an expenditure of funds (through our indemnification of such officers and directors) and the diversion of management time and resources.

We may be exposed to higher risks with respect to our investments that include original issue discount or PIK interest.

Our investments may include original issue discount and contractual PIK interest, which represents contractual interest added to a loan balance and due at the end of such loan’s term. To the extent original issue discount or PIK interest constitute a portion of our income, we are exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash, including the following:

●	original issue discount and PIK instruments may have higher yields, which reflect the payment deferral and credit risk associated with these instruments;
●	for accounting purposes, cash distributions to investors representing original issue discount income are not derived from paid in capital, although they may be effectively paid from any offering proceeds during any given period; thus, although the source for the cash used to pay a distribution of original issue discount income may come from the cash invested by investors, the 1940 Act does not require that investors be given notice of this fact;

●	original issue discount and PIK instruments may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of the collateral; and
●	original issue discount and PIK instruments may represent a higher credit risk than coupon loans; even if the conditions for income accrual under generally accepted accounting principles in the United States of America are satisfied, a borrower could still default when actual payment is due upon the maturity of such loan.

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

Even if our investment is structured as a senior-secured loan, principles of equitable subordination, as defined by existing case law, could lead a bankruptcy court to subordinate all or a portion of our claim to that of other creditors and transfer any lien securing such subordinated claim to the bankruptcy estate. The principles of equitable subordination defined by case law have generally indicated that a claim may be subordinated only if its holder is guilty of misconduct or where the senior loan is re-characterized as an equity investment and the senior lender has actually provided significant managerial assistance to the bankrupt debtor. We may also be subject to lender liability claims for actions taken by us with respect to a borrower’s business or instances where we exercise control over the borrower. It is possible that we could become subject to a lender liability claim, including as a result of actions taken in rendering significant managerial assistance or actions to compel and collect payments from the borrower outside the ordinary course of business.

We are a non-diversified investment company within the meaning of the 1940 Act, and therefore we are not limited with respect to the proportion of our assets that may be invested in securities of a single issuer.

We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. Under the 1940 Act, a “diversified” investment company is required to invest at least 75% of the value of its total assets in cash and cash items, government securities, securities of other investment companies and other securities limited in respect of any one issuer to an amount not greater than 5% of the value of the total assets of such company and no more than 10% of the outstanding voting securities of such issuer. As a non-diversified investment company, we are not subject to this requirement. To the extent that we assume large positions in the securities of a small number of issuers, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond our RIC asset diversification requirements, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few portfolio companies. See “Risk Factors — Federal Income Tax Risks — We will be subject to corporate-level U.S. federal income tax if we are unable to qualify as a RIC under Subchapter M of the Code.”

We generally will not control our portfolio companies.

We do not, and do not expect to, control the decision making in many of our portfolio companies, even though we may have board representation or board observation rights, and our debt agreements may contain certain restrictive covenants. As a result, we are subject to the risk that a portfolio company in which we invest will make business decisions with which we disagree and the management of such company will take risks or otherwise act in ways that do not serve our interests as debt investors or minority equity holders. Due to the lack of liquidity for our investments in non-traded companies, we may not be able to dispose of our interests in our portfolio companies as readily as we would like or at an appropriate valuation. As a result, a portfolio company may make decisions that would decrease the value of our portfolio holdings.

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

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at the fair value as determined in accordance with our Valuation Procedures adopted pursuant to Rule 2a-5 under the 1940 Act. Decreases in the market values or fair values of our investments will be recorded as unrealized depreciation. Any unrealized depreciation in our portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to us with respect to affected loans or a potential impairment of the value of affected equity investments. This could result in realized losses in the future and ultimately in reductions of our income and gains available for distribution in future periods.

Prepayments of our debt investments by our portfolio companies could adversely impact our results of operations and reduce our return on equity.

We are subject to the risk that the investments we make in our portfolio companies may be repaid prior to maturity. When this occurs, we will generally reinvest these proceeds in temporary investments, pending their future investment in new portfolio companies. These temporary investments will typically have substantially lower yields than the debt being prepaid and we could experience significant delays in reinvesting these amounts. Any future investment in a new portfolio company may also be at lower yields than the debt that was repaid. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elect to prepay amounts owed to us. Additionally, prepayments could negatively impact our return on equity, which could result in a decline in the market price of our securities.

Changes relating to the LIBOR calculation process, the phase-out of LIBOR and the use of replacement rates for LIBOR may adversely affect the value of our portfolio securities.

On March 5, 2021, the U.K.’s Financial Conduct Authority publicly announced that all U.S. Dollar LIBOR settings will either cease to be provided by any administrator or no longer be representative (i) immediately after December 31, 2021 for one-week and two-month U.S. Dollar LIBOR settings and (ii) immediately after June 30, 2023 for the remaining U.S. Dollar LIBOR settings. In addition, as a result of supervisory guidance from U.S. regulators, some U.S. regulated entities will cease to enter into new LIBOR contracts after January 1, 2022. At this time, no consensus exists as to what rate or rates will become accepted alternatives to LIBOR, although the Alternative Reference Rates Committee, a steering committee convened by the Board of Governors of the Federal Reserve System and the Federal Reserve Bank of New York and comprised of large U.S. financial institutions, has recommended the use of the Secured Overnight Financing Rate, SOFR. There are many uncertainties regarding a transition from LIBOR to SOFR or any other alternative benchmark rate that may be established, including, but not limited to, the timing of any such transition, the need to amend all contracts with LIBOR as the referenced rate and, given the inherent differences between LIBOR and SOFR or any other alternative benchmark rate, how any transition may impact the cost and performance of impacted securities, variable rate debt and derivative financial instruments. In addition, SOFR or another alternative benchmark rate may fail to gain market acceptance, which could adversely affect the return on, value of and market for securities, variable rate debt and derivative financial instruments linked to such rates.

As such, if LIBOR in its current form does not survive and a replacement rate is not widely agreed upon or if a replacement rate is significantly different from LIBOR, it could cause a disruption in the credit markets generally. Such a disruption could also negatively impact the market value and/or transferability of our portfolio company investments. We could also be materially and adversely impacted to the extent we are unable to successfully implement an acceptable replacement rate in leverage utilized by us or if there is a prolonged period of mismatch on the interest rates on the interest rates payable on our leverage and our portfolio investments as a result of the continued publication of LIBOR. The transition from LIBOR to SOFR or other alternative reference rates may also introduce operational risks in our accounting, financial reporting, loan servicing, liability management and other aspects or our business. Further, if LIBOR does not survive and a replacement rate is not widely agreed upon, the mismatch on the interest rates payable by any leverage incurred by us and the interest rate payable on the portfolio company investments could result in a decrease in our net investment income and distributions we are able to pay to our stockholders.

We are subject to risks associated with the current interest rate environment and changes in interest rates will affect our cost of capital, net investment income and the value of our investments.

To the extent we borrow money or issue debt securities or preferred stock to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds or pay interest or dividends on such debt securities or preferred stock and the rate at which we invest these funds. In addition, many of our debt investments and borrowings have floating interest rates that reset on a periodic basis, and many of our investments are subject to interest rate floors. As a result, a change in market interest rates could have a material adverse effect on our net investment income, in particular with respect to increases from current levels to the level of the interest rate floors on certain investments. In periods of rising interest rates, our cost of funds will increase because the interest rates on the amounts borrowed under our Credit Facilities and certain other financing arrangements are typically floating and are not subject to interest rate floors, which could reduce our net investment income to the extent any debt investments have either fixed interest rates or floating interest rates subject to an interest rate floor above current levels, and as a result such interest rates on these debt investments will not increase until interest rates exceed the applicable floor.

Some of our portfolio companies have debt investments which bear interest at variable rates and may be negatively affected by changes in market interest rates. An increase in market interest rates would increase the interest costs and reduce the cash flows of our portfolio companies that have variable rate debt instruments, a situation which could reduce the value of our investments in these portfolio companies. The value of our securities could also be reduced from an increase in market interest rates as rates available to investors could make an investment in our securities less attractive than alternative investments. Conversely, decreases in market interest rates could negatively impact the interest income from our variable rate debt investments. A decrease in market interest rates may also have an adverse impact on our returns by requiring us to accept lower yields on our debt investments and by increasing the risk that our portfolio companies will prepay our debt investments, resulting in the need to redeploy capital at potentially lower rates. See further discussion and analysis at “Item 7A. Quantitative and Qualitative Disclosures about Market Risk”.

We may be subject to risks associated with “covenant-lite” loans.

Some of the loans in which we invest may be “covenant-lite” loans, which means the loans contain fewer maintenance covenants than other loans (in some cases, none) and do not include terms which allow the lender to monitor the performance of the borrower and declare a default if certain criteria are breached. Generally, “covenant-lite” loans provide borrower companies more freedom to negatively impact lenders because their covenants are incurrence-based, which means they are only tested and can only be breached following an affirmative action of the borrower, rather than by a deterioration in the borrower’s financial condition. To the extent we invest in covenant-lite loans, we may have fewer rights against a borrower and may have a greater risk of loss on such investments as compared to investments in loans with finance maintenance covenants.

We may not realize gains from our equity investments.

Certain investments that we have made in the past and may make in the future include warrants or other equity securities. Investments in equity securities involve a number of significant risks, including the risk of further dilution as a result of additional issuances, inability to access additional capital and failure to pay current distributions. Investments in preferred securities involve special risks, such as the risk of deferred distributions, credit risk, illiquidity and limited voting rights. In addition, we may from time to time make non-control, equity investments in portfolio companies. Our goal is ultimately to realize gains upon our disposition of such equity interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. We also may be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business, recapitalization or public offering, which would allow us to sell the underlying equity interests. We often seek puts or similar rights to give us the right to sell our equity securities back to the portfolio company issuer; however, we may be unable to exercise these put rights for the consideration provided in our investment documents if the issuer is in financial distress.

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

Although most of our investments will be U.S. dollar denominated, any investments denominated in a foreign currency will be subject to the risk that the value of a particular currency will change in relation to one or more other currencies. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation, and political developments.

RISKS RELATED TO LEVERAGE

Because we borrow money, the potential for gain or loss on amounts invested in us is magnified and may increase the risk of investing in us.

Borrowings, also known as leverage, magnify the potential for loss on investments in our indebtedness and gain or loss on investments in our equity capital. As we use leverage to partially finance our investments, you will experience increased risks of investing in our securities. Accordingly, any event that adversely affects the value of an investment would be magnified to the extent we use leverage. Such events could result in a substantial loss to us, which would be greater than if leverage had not been used. In addition, our investment objectives are dependent on the continued availability of leverage at attractive relative interest rates.

We may also borrow from banks and other lenders and may issue debt securities or enter into other types of borrowing arrangements in the future. Lenders of these senior securities will have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and we would expect such lenders to seek recovery against our assets in the event of a default. We have the ability to pledge up to 100% of our assets and can grant a security interest in all of our assets under the terms of any debt instruments we could enter into with lenders. The terms of our existing indebtedness require us to comply with certain financial and operational covenants, and we expect similar covenants in future debt instruments. Failure to comply with such covenants could result in a default under the applicable credit facility or debt instrument if we are unable to obtain a waiver from the applicable lender or holder, and such lender or holder could accelerate repayment under such indebtedness and negatively affect our business, financial condition, results of operations and cash flows. In addition, under the terms of any credit facility or other debt instrument we enter into, in the event of a default, we are likely to be required by its terms to use the net proceeds of any investments that we sell to repay a portion of the amount borrowed under such facility or instrument before applying such net proceeds to any other uses. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital Resources” for a discussion regarding our outstanding indebtedness.

If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged our business. Similarly, any decrease in our income would cause net investment income to decline more sharply than it would have had we not leveraged our business. Such a decline could negatively affect our ability to pay common stock dividends, scheduled debt payments or other payments related to our securities.

Illustration. The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below.

Assumed Return on Our Portfolio(1)
(net of expenses)
	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding Net Return to Common Stock Holder(2)	(21.2)%	(11.8)%	(2.5)%	6.8%	16.2%

(1)	Assumes, as of December 31, 2021, $1,143.8 million in total assets, $504.2 million in debt outstanding, $613.2 million in net assets, and a weighted-average interest rate of 3.0%. Actual interest payments may be different.
(2)	In order for us to cover our annual interest payments on indebtedness, we must achieve annual returns on our December 31, 2021 total assets of at least 1.3%.

Our ability to achieve our investment objective may depend in part on our ability to access additional leverage on favorable terms and there can be no assurance that such additional leverage can in fact be achieved. If we are unable to obtain leverage or if the interest rates of such leverage are not attractive, we could experience diminished returns. The number of leverage providers and the total amount of financing available could decrease or remain static.

All of our assets are subject to security interests under our senior securities and if we default on our obligations under our senior securities, we may suffer adverse consequences, including foreclosure on our assets.

Substantially all of our assets are currently pledged as collateral under our senior securities, including any credit facilities or notes. If we default on our obligations under our senior securities, our lenders may have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests or their superior claim. In such event, we may be forced to sell our investments to raise funds to repay our outstanding borrowings in order to avoid foreclosure and these forced sales may be at times and at prices we would not consider advantageous. Moreover, such deleveraging of our company could significantly impair our ability to effectively operate our business in the manner in which we have historically operated. As a result, we could be forced to curtail or cease new investment activities and lower or eliminate the dividends that we have historically paid to our stockholders. In addition, if the lenders exercise their right to sell the assets pledged under our senior securities, such sales may be completed at distressed sale prices, thereby diminishing or potentially eliminating the amount of cash available to us after repayment of the amounts outstanding under the senior securities.

If our operating performance declines and we are not able to generate sufficient cash flow to service our debt obligations, we may in the future need to refinance or restructure our debt, sell assets, reduce or delay capital investments, seek to raise additional capital or seek to obtain waivers from the required lenders under our senior securities to avoid being in default. If we are unable to implement one or more of these alternatives, we may not be able to meet our payment obligations under our senior securities. If we breach our covenants under our senior securities and seek a waiver, we may not be able to obtain a waiver from the required lenders or debt holders. If this occurs, we would be in default under our senior securities, the lenders or debt holders could exercise their rights as described above, and we could be forced into bankruptcy or liquidation. If we are unable to repay debt, lenders having secured obligations could proceed against the collateral securing the debt. Because certain of our senior securities have customary cross-default provisions, if the indebtedness under our senior securities is accelerated, we may be unable to repay or finance the amounts due.

RISKS RELATED TO OUR ADVISER AND ITS AFFILIATES

Our Adviser has conflicts of interest that may create an incentive for the Adviser to enter into investments that are riskier or more speculative than would otherwise be the case and our Adviser may have an incentive to increase portfolio leverage in order to earn higher management fees.

Our Adviser and its affiliates, including our officers and certain of our directors, may have conflicts of interest as a result of compensation arrangements, time constraints and competition for investments, which they will attempt to resolve in a fair and equitable manner, but which may result in actions that are not in the best interests of our stockholders. Our Adviser receives substantial fees from us in return for its services and these fees could influence the investment and other decisions they make on our behalf. Among other matters, the compensation arrangements could affect its judgment with respect to public offerings of equity by us, which may allow our Adviser to earn increased management fees.

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

Our Adviser may face conflicts of interest in allocating investment opportunities between us, Main Street and the other funds and clients managed by our Adviser.

The investment professionals utilized by our Adviser are also the investment professionals responsible for investing and managing Main Street’s investment portfolio as well as the investment portfolios of other funds and clients managed by our Adviser. These professionals are responsible for allocating investment opportunities between us, Main Street and other funds and clients managed by it. We have made and, in the future, intend to make co-investments with Main Street and other funds or clients advised by the Adviser in accordance with the conditions of an exemptive relief order from the SEC permitting such co-investment transactions. The order requires, among other things, that Main Street and the Adviser consider whether each such investment opportunity is appropriate for us, Main Street and the Adviser’s advised clients and, if it is appropriate, to propose an allocation of the investment opportunity between such other parties. As a consequence, it may be more difficult for us to maintain or increase the size of our Investment Portfolio in the future. Although the Adviser and Main Street will endeavor to allocate investment opportunities in a fair and equitable manner, including in accordance with the conditions set forth in the order issued by the SEC when relying on such order, we may face conflicts in allocating investment opportunities between us, Main Street and other funds and accounts managed by the Adviser. The Adviser and Main Street have implemented an allocation policy to ensure the equitable distribution of investment opportunities and, as a result, we may be unable to participate in certain investments based upon such allocation policy.

Our Adviser’s liability is limited under the Investment Advisory Agreement, and we have agreed to indemnify our Adviser against certain liabilities, which may lead our Adviser to act in a riskier manner on our behalf than it would when acting for its own account.

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

Our Adviser can resign on 120 days’ notice and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.

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

We and our portfolio companies are subject to applicable local, state and federal laws and regulations. Failure to comply with any applicable local, state or federal law or regulation could negatively impact our reputation and our business results. New legislation may also be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we are permitted to make, any of which could harm us and our stockholders, potentially with retroactive effect. Additionally, any changes to the laws and regulations governing our operations relating to permitted investments may cause us to alter our investment strategy in order to avail ourselves of new or different opportunities. Such changes could result in material differences to the strategies and plans set forth herein and may result in our investment focus shifting from the areas of expertise of our investment team to other types of investments in which our investment team may have less expertise or little or no experience. Thus, any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment.

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

The 1940 Act and the Code impose numerous constraints on the operations of BDCs and RICs that do not apply to certain of the other investment vehicles that we may compete with. BDCs are required, for example, to invest at least 70% of their total assets in certain qualifying assets, including U.S. private or thinly traded public companies, cash, cash equivalents, U.S. government securities and other high-quality debt instruments that mature in one year or less from the date of investment. Moreover, qualification for taxation as a RIC requires satisfaction of source-of-income, asset diversification and distribution requirements. Operating under these constraints may hinder our ability to take advantage of attractive investment opportunities and to achieve our investment objective. Any failure to do so could subject us to enforcement action by the SEC, cause us to fail to satisfy the requirements associated with RIC status and subject us to entity-level corporate income taxation, cause us to fail the 70% test described above or otherwise have a material adverse effect on our business, financial condition or results of operations.

Regulations governing our operation as a BDC will affect our ability to, and the way in which we, raise additional capital.

Our business will require capital to operate and grow. We may acquire such additional capital from the following sources:

Senior Securities. We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as senior securities. As a result of issuing senior securities, we will be exposed to additional risks, including the following:

●	Under the provisions of the 1940 Act, we are permitted, as a BDC, to issue senior securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% (or 150% if certain requirements are met) immediately after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we will be prohibited from issuing debt securities or preferred stock and/or borrowing money from banks or other financial institutions and may not be permitted to declare a dividend or make any distribution to stockholders or repurchase shares until such time as we satisfy this test.
●	Any amounts that we use to service our debt or make payments on preferred stock will not be available for dividends to our common stockholders.
●	It is likely that any senior securities or other indebtedness we issue will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, some of these securities or other indebtedness may be rated by rating agencies, and in obtaining a rating for such securities and other indebtedness, we may be required to abide by operating and investment guidelines that further restrict operating and financial flexibility.
●	We and, indirectly, our stockholders will bear the cost of issuing and servicing such securities and other indebtedness.
●	Preferred stock or any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock, including separate voting rights and could delay or prevent a transaction or a change in control to the detriment of the holders of our common stock.
●	Any unsecured debt issued by us would generally rank (i) pari passu with our current and future unsecured indebtedness and effectively subordinated to all of our existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, and (ii) structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries.

Additional Common Stock. We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, warrants, options or rights to acquire our common stock, at a price below the current net asset value of the common stock if our Board of Directors determines that such sale is in the best interests of our stockholders, and our stockholders approve such sale. Moreover, we can offer no assurance that we will be able to issue and sell additional equity securities in the future, on favorable terms or at all.

Previously enacted legislation may allow us to incur additional leverage.

The 1940 Act generally prohibits us from incurring indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). However, legislation passed in March 2018 modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur by lowering the required asset coverage ratio of 200% to an asset coverage ratio of 150% (i.e., the amount of debt may not exceed 66 2/3% of the value of our assets), if certain requirements are met. Under the legislation, we are allowed to increase our leverage capacity if stockholders representing at least a majority of the votes cast, when a quorum is met, approve a proposal to do so. If we receive stockholder approval, we would be allowed to increase our leverage capacity on the first day after such approval. Alternatively, the legislation allows a “required majority” (as defined in Section 57(o) of the 1940 Act) of the members of our Board of Directors to approve an increase in our leverage capacity, and such approval would become effective after one year from the date of approval. In either case, because our common stock is not listed on a national securities exchange, we would be required to offer to repurchase 100% of the shares of our stockholders as of the date of the requisite approval over the following year (25% in each of the following four quarters). In addition, we would be required to make certain disclosures on our website and in SEC filings regarding, among other things, the receipt of approval to increase our leverage, our leverage capacity and usage, and risks related to leverage. As a result of this legislation, we may be able to increase our leverage up to an amount that reduces our asset coverage ratio from 200% to 150%. See “Risk Factors — Risks Related to Leverage — Because we borrow money, the potential for gain or loss on amounts invested in us is magnified and may increase the risk of investing in us” for a discussion of the risks associated with leverage.

RISKS RELATED TO OUR SECURITIES

Investing in our securities may involve a high degree of risk.

The investments we make in accordance with our investment objective may result in a higher amount of risk than alternative investment options and a higher risk of volatility or loss of principal. Our investments in portfolio companies involve higher levels of risk, and therefore, an investment in our securities may not be suitable for someone with lower risk tolerance.

Our shares of common stock are not listed on an exchange or quoted through a quotation system and may not be listed in the foreseeable future, if ever. Therefore, our stockholders will have limited liquidity and may not receive a full return of their invested capital if they sell their shares of common stock.

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

Stockholders should also be aware that shares of publicly traded closed-end investment companies, including BDCs, frequently trade at a discount to their net asset value. If our shares of common stock are eventually listed on a national securities exchange, we would not be able to predict whether our common stock would trade above, at or below net asset value per share. This risk is separate and distinct from the risk that our net asset value per share may decline.

Our share repurchase program allows us to repurchase our stockholders’ shares on a quarterly basis, subject to certain restrictions and limitations. As a result, our stockholders will have limited opportunities to sell their shares and, to the extent they are able to sell their shares under the program, our stockholders may not be able to recover the amount of their investment in our shares.

We have a share repurchase program that currently allows us to repurchase during any calendar quarter shares of common stock in an amount equal to the number of shares we can repurchase with 90% of the proceeds we receive from the issuance of shares of our common stock under our dividend reinvestment plan. Our Board of Directors may amend, suspend or terminate the share repurchase program at any time.

Our share repurchase program allows stockholders to sell back their shares of common stock to us on a quarterly basis at a price equal to the net asset value per share, as determined within 48 hours of the repurchase date. The share repurchase program includes numerous restrictions that limit stockholders’ the ability to sell shares back to us. At the discretion of our Board of Directors, we may make changes to the share repurchase program without prior stockholder approval. To the extent that the number of shares put to us for repurchase exceeds the number of shares that we offered to purchase, we will repurchase shares on a pro rata basis, subject to limited exceptions, not on a first-come, first-served basis. Further, we will have no obligation to repurchase shares if the repurchase would violate the restrictions on distributions under federal law or Maryland law, which prohibit distributions that would cause a corporation to fail to meet statutory tests of solvency. These limits may prevent us from accommodating all repurchase requests made in any quarter. In addition, our Board of Directors may suspend or terminate the share repurchase program and therefore should not be relied upon as a method to sell shares promptly and at a desired price.

Our repurchase offers pursuant to our share repurchase program may be at prices lower than the price paid by our stockholders to purchase our common stock.

When we make quarterly repurchase offers pursuant to the share repurchase program, we offer to repurchase shares of common stock at the net asset value per share, as determined within 48 hours prior to the repurchase date, which price may be lower than the price that investors paid for shares of common stock in the Company’s offering. As a result, to the extent an investor paid an offering price that included the related sales load, then the price at which such investor may sell shares of common stock pursuant to our share repurchase program may be lower than what such investor paid in connection with the purchase of shares of common stock.

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

All dividends declared to stockholders that have “opted in” to our dividend reinvestment plan are automatically reinvested in shares of our common stock. As a result, our stockholders that do not participate in our dividend reinvestment plan could experience dilution in their ownership percentage of our common stock over time if we issue additional shares of our common stock.

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

The issuance of shares of preferred stock with dividend or conversion rights, liquidation preferences or other economic terms favorable to the holders of preferred stock could adversely affect the market price for our common stock by making an investment in the common stock less attractive. In addition, the dividends on any preferred stock we issue must be cumulative. Payment of dividends and repayment of the liquidation preference of preferred stock must take preference over any dividends or other payments to our common stockholders, and holders of preferred stock are not subject to any of our expenses or losses and are not entitled to participate in any income or appreciation in excess of their stated preference (other than convertible preferred stock that converts into common stock). In addition, under the 1940 Act, preferred stock constitutes a “senior security” for purposes of the asset coverage test.

FEDERAL INCOME TAX RISKS

We will be subject to corporate-level U.S. federal income tax if we are unable to qualify as a RIC under Subchapter M of the Code.

To maintain RIC tax treatment under the Code, we must meet the following annual distribution, income source and asset diversification requirements:

●	The Annual Distribution Requirement for a RIC will be satisfied if we distribute to our stockholders on an annual basis at least 90% of our net ordinary taxable income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% U.S. federal excise tax on such income. Any such carryover taxable income must be distributed through a dividend declared prior to filing the final tax return related to the year which generated such taxable income. For more information regarding tax treatment, see “Business — Regulation — Taxation as a Regulated Investment Company.” Because we use debt financing, we are subject to certain asset coverage ratio requirements under the 1940 Act and are (and may in the future become) subject to certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirement. In addition, because we receive non-cash sources of income such as PIK interest which involves us recognizing taxable income without receiving the cash representing such income, we may have difficulty meeting the distribution requirement. If we are unable to obtain cash from other sources, we could fail to qualify for RIC tax treatment and thus become subject to corporate-level U.S. federal income tax.
●	The source-of-income requirement will be satisfied if we obtain at least 90% of our gross income for each year from distributions, interest, gains from the sale of stock or securities or similar sources.
●	The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. To satisfy this requirement, at least 50% of the value of our assets must consist of cash, cash equivalents, U.S. government securities, securities of other RICs, and other acceptable securities; and no more than 25% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other RICs, (i) of one issuer, (ii) of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or (iii) of certain “qualified publicly traded partnerships.”

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

We will include in income certain amounts that we have not yet received in cash, such as: (i) amortization of original issue discount, which may arise if we receive warrants in connection with the origination of a loan such that ascribing a value to the warrants creates original issue discount in the debt instrument, if we invest in a debt investment at a discount to the par value of the debt security or possibly in other circumstances; (ii) contractual payment-in-kind, or

PIK, interest, which represents contractual interest added to the loan balance and due at the end of the loan term; (iii) contractual preferred dividends, which represents contractual dividends added to the preferred stock and due at the end of the preferred stock term, subject to adequate profitability at the portfolio company; or (iv) amortization of market discount, which is associated with loans purchased in the secondary market at a discount to par value. Such amortization of original issue discounts, increases in loan balances as a result of contractual PIK arrangements, cumulative preferred dividends, or amortization of market discount will be included in income before we receive the corresponding cash payments. We also may be required to include in income certain other amounts before we receive such amounts in cash. Investments structured with these features may represent a higher level of credit risk compared to investments generating income which must be paid in cash on a current basis.

Since, in certain cases, we may recognize taxable income before or without receiving cash representing such income, we may have difficulty meeting the Annual Distribution Requirement necessary to maintain RIC tax treatment under the Code. Accordingly, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level U.S. federal income tax. For additional discussion regarding the tax implications of a RIC, please see “Business — Regulation — Taxation as a Regulated Investment Company.”

We may in the future choose to pay dividends in our own stock, in which case you may be required to pay tax in excess of the cash you receive.

We may distribute taxable dividends that are payable in part in our stock. Under certain applicable provisions of the Code and the Treasury regulations, distributions payable by us in cash or in shares of stock (at the stockholders’ election) would satisfy the Annual Distribution Requirement. The Internal Revenue Service has issued guidance providing that a dividend payable in stock or in cash at the election of the stockholders will be treated as a taxable dividend eligible for the dividends paid deduction provided that at least 20% of the total dividend is payable in cash and certain other requirements are satisfied. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income (or as long-term capital gain to the extent such dividend is properly reported as a capital gain dividend) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our stock.

Stockholders may have current tax liability on dividends they elect to reinvest in our common stock but would not receive cash from such dividends to pay such tax liability.

If stockholders participate in our dividend reinvestment plan, they will be deemed to have received, and for federal income tax purposes will be taxed on, the amount reinvested in our common stock to the extent the amount reinvested was not a tax-free return of capital. As a result, unless a stockholder is a tax-exempt entity, it may have to use funds from other sources to pay its tax liability on the value of the dividend that they have elected to have reinvested in our common stock.

Legislative or regulatory tax changes could adversely affect our stockholders.

At any time, the federal income tax laws governing RICs or the administrative interpretations of those laws or regulations may be amended. The Biden Administration has announced a number of tax law proposals, including American Families Plan and Made in America Tax Plan, which include increases in the corporate and individual tax rates, and impose a minimum tax on book income and profits of certain multinational corporations. Any of those new laws, regulations or interpretations may take effect retroactively and could adversely affect the taxation of us or our stockholders. Therefore, changes in tax laws, regulations or administrative interpretations or any amendments thereto could diminish the value of an investment in our shares or the value or the resale potential of our investments. If we do not comply with applicable laws and regulations, we could lose any licenses that we then hold for the conduct of our business and may be subject to civil fines and criminal penalties.

GENERAL RISK FACTORS

Events outside of our control, including public health crises, supply-chain disruptions and inflation, could negatively affect our portfolio companies and our results of operations.

Periods of market volatility have occurred and could continue to occur in response to pandemics or other events outside of our control. These types of events have adversely affected, and could continue to adversely affect, operating results for us and for our portfolio companies. The COVID-19 pandemic had a significant adverse effect on the U.S. economy, particularly in the second quarter of 2020. Although certain economic conditions in the United States improved in 2021, the pandemic continues to evolve, as recently experienced with the rapid spread of the Omicron variant, and risks remain with respect to local, regional, national and global markets and economies affected thereby, including the United States. With respect to U.S. and global credit markets and the economy in general, the pandemic has resulted in, and until fully resolved is likely to continue to result in, the following (among other things): (i) restrictions on travel and the temporary closure of many corporate offices, retail stores and manufacturing facilities and factories, resulting in significant disruption to the business of many companies, including supply chains and demand, as well as layoffs of employees; (ii) increased draws by borrowers on revolving lines of credit; (iii) increased requests by borrowers for amendments or waivers of their credit agreements to avoid default, increased defaults by borrowers and/or increased difficulty in obtaining refinancing; (iv) volatility in credit markets, including greater volatility in pricing and spreads; and (v) evolving proposals and actions by state and federal governments to address the problems being experienced by markets, businesses and the economy in general, which may not adequately address the problems being faced. The COVID-19 pandemic is continuing as of the filing date of this Annual Report, and its extended duration may have further adverse impacts on our portfolio companies after December 31, 2021, as well as the economy in general.

This pandemic has also caused, and may continue to cause, disruption to our portfolio companies’ global supply chain and business operations. In particular, shortages in commodities and materials, including shortages and reductions in allocations of electronic and other components from key suppliers, labor shortages and elevated levels of employee absenteeism, freight delays and other supply chain constraints and disruptions have significantly delayed or disrupted, and may continue to adversely impact, both our portfolio companies’ suppliers’ and third-party vendors and our portfolio companies’ ability to manufacture and deliver products and/or services to their end-users and customers. Our portfolio companies have also experienced a significant increase in commodity, parts and material component inflation in 2021 and 2022, as well as inflation in other costs, such as labor, packaging, freight and energy prices. Continued supply chain disruptions and delays, as well as continued heightened inflation, could lead to continued periodic production interruptions and other inefficiencies that could negatively impact our portfolio companies’ productivity, margin performance and results of operations, which could result in a material adverse effect on our financial condition, results of operations and cash flows.

Although it is impossible to predict the precise nature and consequences of these events, or of any political or policy decisions and regulatory changes occasioned by emerging events or uncertainty on applicable laws or regulations that impact us and our portfolio companies and investments, it is clear that these types of events are impacting and will, for at least some time, continue to impact us and our portfolio companies; in many instances the impact will be adverse and material. Any potential impact to our results of operations will depend to a large extent on future developments and the ultimate duration and severity of the COVID-19 pandemic and the actions taken by authorities and other entities to contain the spread or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our and our portfolio companies' operating results and financial condition.

The COVID-19 pandemic and the related disruption and financial distress experienced by our portfolio companies may have material adverse effects on our financial results, including investment income received from our investments and the underlying value of those investments. The COVID-19 pandemic has adversely impacted the fair value of certain of our investments, including those reported as of December 31, 2021, and the values reported may differ materially from the values that we may ultimately realize with respect to our investments. We may need to restructure our investments in certain portfolio companies as a result of the adverse effects of the COVID-19 pandemic, which could reduce the amount or extend the time for payment of principal or the life of our investment or reduce the amount or extend the time of payment of interest or dividends, among other things. Depending on the duration of the COVID-19 pandemic and the extent of its continuing effects on our portfolio companies' operations and our operating results, any future dividends to our stockholders may be for amounts less than our historical dividends, may be paid less frequently than historical practices and may also include return of capital.

The 1940 Act generally prohibits us, as a BDC, from incurring indebtedness unless immediately after such borrowing we have an asset coverage, as defined in the 1940 Act, of at least 200% (or 150% if certain requirements are met). In addition, the terms of our senior securities may contain similar limitations or covenants requiring our compliance with the 1940 Act asset coverage requirements, and other affirmative and negative covenants. A continued significant decrease in the value of our Investment Portfolio, due to the effects of the COVID-19 pandemic or otherwise, resulting in significant reductions of our net asset value increases the risk of us not meeting the required asset coverage requirement under the 1940 Act or breaching covenants under our senior securities. Any such result could have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay dividends to our stockholders and attributes thereof.

We are currently operating in a period of capital markets disruption and economic uncertainty, and capital markets may experience periods of disruption and instability in the future. These market conditions may materially and adversely affect debt and equity capital markets in the United States and abroad, which may have a negative impact on our business and operations.

U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of COVID-19 that began in December 2019, as evidenced by the volatility in global stock markets as a result of, among other things, uncertainty surrounding the COVID-19 pandemic and the impact of supply chain disruptions. Despite actions of the U.S. federal government and foreign governments, these events have contributed to unpredictable general economic conditions that are materially and adversely impacting the broader financial and credit markets. These and future market disruptions and/or illiquidity would be expected to have an adverse effect on our business, financial condition, results of operations and cash flows, as well as the businesses of our portfolio companies, and the broader financial and credit markets.

At various times, such disruptions have resulted in, and may in the future result in, a lack of liquidity in parts of the debt capital markets, significant write-offs in the financial services sector and the repricing of credit risk. Such conditions may occur for a prolonged period of time again, and may materially worsen in the future, including as a result of U.S. government shutdowns, or future downgrades to the U.S. government's sovereign credit rating or the perceived credit worthiness of the U.S. or other large global economies. In addition, the current U.S. political environment and the resulting uncertainties regarding actual and potential shifts in U.S. foreign investment, trade, taxation, economic, environmental and other policies under the current Administration, as well as the impact of geopolitical tension, such as a deterioration in the bilateral relationship between the U.S. and China or an escalation in the military conflict between Russia and Ukraine and the economic sanctions imposed against Russia by the U.S. and certain European nations, could lead to disruption, instability and volatility in the global markets. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events have limited and could continue to limit our investment originations, and limit our ability to grow and could have a material negative impact on our operating results, financial condition, results of operations and cash flows and the fair values of our debt and equity investments.

In addition, the U.S. and global capital markets have in the past, and may in the future, experience periods of extreme volatility and disruption during economic downturns and recessions. Trade wars and volatility in the U.S. repo market, the U.S. high yield bond markets, the Chinese stock markets and global markets for commodities may affect other financial markets worldwide. In addition, while recent government stimulus measures worldwide have reduced volatility in the financial markets, volatility may return as such measures are phased out, and the long-term impacts of such stimulus on fiscal policy and inflation remain unknown. Increases to budget deficits, which have been exacerbated by the COVID-19 pandemic, or direct and contingent sovereign debt may create concerns about the ability of certain nations to service their sovereign debt obligations and any risks resulting from any such debt crisis in Europe, the U.S. or elsewhere could have a detrimental impact on the global economy, sovereign and non-sovereign debt in certain countries and the financial condition of financial institutions generally. Austerity measures that certain countries may agree to as part of any debt crisis or disruptions to major financial trading markets may adversely affect world economic conditions, our business and the businesses of our portfolio companies.

Additionally, the Federal Reserve is expected to raise the Federal Funds Rate in 2022. These developments, along with the United States government’s credit and deficit concerns, global economic uncertainties and market volatility and the impacts of COVID-19, could cause interest rates to be volatile, which may negatively impact our ability to access the capital markets on favorable terms.

Deterioration in the economy and financial markets could impair our portfolio companies’ financial positions and operating results and affect the industries in which we invest, which could, in turn, harm our operating results.

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

Although we have been able to secure access to additional liquidity, the potential for volatility in the debt and equity capital markets provides no assurance that debt or equity capital will be available to us in the future on favorable terms, or at all.

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

Terrorist acts, acts of war, public health crises (including the recent coronavirus outbreak) or natural disasters may disrupt our operations, as well as the operations of the businesses in which we invest. Such acts have created, and continue to create, economic and political uncertainties and have contributed to global economic instability. Future terrorist activities, military or security operations, public health crises, or natural disasters could further weaken the domestic/global economies and create additional uncertainties, which may negatively impact the businesses in which we invest directly or indirectly and, in turn, could have a material adverse impact on our business, operating results and financial condition. Losses from terrorist attacks, public health crises and natural disasters are generally uninsurable.

Technological innovations and industry disruptions may negatively impact us.

Technological innovations have disrupted traditional approaches in multiple industries and can permit younger companies to achieve success and in the process disrupt markets and market practices. We can provide no assurance that new businesses and approaches will not be created that would compete with us and/or our portfolio companies or alter the market practices in which we have been designed to function within and on which we depend on for our investment return. New approaches could damage our investments, disrupt the market in which we operate and subject us to increased competition, which could materially and adversely affect our business, financial condition and results of investments.

We are highly dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our common stock and our ability to pay dividends.

Our business is highly dependent on our and third parties’ communications and information systems. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and adversely affect our business. There could be:

●	sudden electrical or telecommunications outages;
●	natural disasters such as earthquakes, tornadoes and hurricanes;
●	disease pandemics;
●	events arising from local or larger scale political or social matters, including terrorist acts; and
●	cyber attacks, including software viruses, ransomware, malware and phishing and vishing schemes.

The failure in cyber security systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning could impair our ability to conduct business effectively.

The occurrence of a disaster such as a cyber-attack, a natural catastrophe, an industrial accident, a terrorist attack or war, events unanticipated in our disaster recovery systems, or a support failure from external providers, could have an adverse effect on our ability to conduct business and on our results of operations and financial condition, particularly if those events affect our computer-based data processing, transmission, storage, and retrieval systems or destroy data. If a significant number of our managers were unavailable in the event of a disaster, our ability to effectively conduct our business could be severely compromised.

We depend heavily upon computer systems to perform necessary business functions. Despite our implementation of a variety of security measures, our and our Adviser’s computer systems could be subject to cyber-attacks and unauthorized access, such as physical and electronic break-ins or unauthorized tampering. Like other companies, we may experience threats to our data and systems, including malware and computer virus attacks, unauthorized access, system failures and disruptions. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations, which could result in damage to our reputation, financial losses, litigation, increased costs, regulatory penalties and/or customer dissatisfaction or loss.

Third parties with which we do business (including, but not limited to, service providers, such as accountants, custodians, transfer agents and administrators, and the issuers of securities in which we invest) may also be sources or targets of cyber security or other technological risks. While we engage in actions to reduce our exposure resulting from outsourcing, we cannot control the cyber security plans and systems put in place by these third parties and ongoing threats may result in unauthorized access, loss, exposure or destruction of data, or other cybersecurity incidents, with increased costs and other consequences, including those described above. Privacy and information security laws and regulation changes, and compliance with those changes, may also result in cost increases due to system changes and the development of new administrative processes.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We do not own any real estate or other physical properties materially important to our operations. Currently, Main Street leases office space in Houston, Texas for its and its affiliates’ corporate headquarters, including ours.

Item 3. Legal Proceedings

Neither we, our subsidiaries, the Adviser nor Main Street are currently subject to any material pending legal proceedings, other than ordinary routine litigation incidental to our businesses. We, the Adviser and/or Main Street may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise. Furthermore, third parties may seek to impose liability on us, the Adviser and/or Main Street in connection with the activities of our portfolio companies. While the outcome of any current legal proceedings cannot at this time be predicted with certainty, we do not expect any current matters will materially affect our, the Adviser’s or Main Street’s financial condition or results of operations; however, there can be no assurance whether any pending legal proceedings will have a material adverse effect on our, the Adviser’s or Main Street’s financial condition or results of operations in any future reporting period.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

COMMON STOCK AND HOLDERS

Our shares are not listed on an exchange or quoted through a quotation system. There is currently no market for our common stock, and we do not expect that a market for our shares will develop in the future. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder, or at all. None of our common stock has been authorized for issuance under any equity compensation plans. With the approval of our Board of Directors, we closed our continuous follow-on public offering of shares to new investors effective September 30, 2017. Following the closing of our continuous follow-on public offering, we have continued to issue shares pursuant to our distribution reinvestment plan. We raised gross proceeds totaling approximately $863.0 million in our public offering including proceeds from the dividend reinvestment plan of approximately $129.5 million through December 31, 2021.

Set forth below is a chart describing the classes of our securities outstanding as of March 14, 2022:

	Amount	Amount Held by Us	Amount Outstanding Exclusive
Title of Class	Authorized	or for Our Account	of Amount Under Column
Common Stock, par value $0.001 per share	450,000,000	—	79,826,605

As of March 14, 2022, we had 14,568 record holders of our common stock.

DIVIDEND/DISTRIBUTION POLICY

We currently intend to distribute dividends or make distributions to our stockholders out of assets legally available for distribution. Our dividends and other distributions, if any, will be determined by our Board of Directors from time to time. Our ability to declare dividends depends on our earnings, our overall financial condition (including our liquidity position), maintenance of our RIC status and such other factors as our Board of Directors may deem relevant from time to time. When we make distributions, we are required to determine the extent to which such distributions are paid out of current or accumulated earnings, recognized capital gains or capital. To the extent there is a return of capital (a distribution of the stockholders' invested capital), investors will be required to reduce their basis in our stock for federal tax purposes. In the future, our distributions may include a return of capital.

We have adopted a dividend reinvestment plan (the “DRIP”) that provides for the reinvestment of dividends on behalf of our stockholders. As a result, if we declare a cash dividend, our stockholders who have “opted in” to the DRIP will have their cash dividend automatically reinvested into additional shares of MSC Income Fund common stock. The number of shares of common stock to be issued to a stockholder under the DRIP shall be determined by dividing the total dollar amount of the distribution payable to such stockholder by a price per share of common stock determined by the Board of Directors or a committee thereof, in its sole discretion, that is (i) not less than the net asset value per share of common stock determined in good faith by the Board of Directors or a committee thereof, in its sole discretion, within forty-eight hours prior to the payment of the distribution (the net asset value (“NAV”) per share) and (ii) not more than 2.5% greater than the NAV per share as of such date.

SALES OF UNREGISTERED SECURITIES

During the year ended December 31, 2021, we issued 1,461,776 shares of our common stock under the DRIP. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate value of the shares of common stock issued during 2021 under the DRIP was approximately $11.2 million.

Additionally, concurrently with issuing shares pursuant to our DRIP in certain quarters, we sold shares at a price per share equal to the price set by the Company to issue shares under the DRIP to certain of our officers and members of our Board of Directors in transactions exempt from registration under section 4(a)(2) of the Securities Act of 1933, as amended. The following table summarizes the terms of such sales to certain of our directors and officers during 2021:

Date	Total number of shares sold	Price paid per share	Proceeds to the Company
April 1, 2021	67,114	$7.45	$500,000
November 2, 2021	22,591	7.72	174,400

ISSUER PURCHASES OF EQUITY SECURITIES

Prior to March 31, 2020, we historically conducted quarterly tender offers pursuant to our share repurchase program. On March 31, 2020, our Board of Directors unanimously approved a temporary suspension of our share repurchase program commencing with the second quarter of 2020. The Board of Directors determined that it was in our best interest to suspend the share repurchase program in order to preserve financial flexibility and liquidity given the potential prolonged impact of COVID-19. From April 2020 through March 2021, the share repurchase program remained suspended due to the impacts of the COVID-19 pandemic. On March 8, 2021, we announced that our Board of Directors approved the reinstatement of the share repurchase program following the payment of the dividend declared by the Board of Directors for payment on April 1, 2021.

Under the terms of the reinstated share repurchase program, we offer to purchase shares at the estimated NAV per share, as determined within 48 hours prior to the repurchase date. The amount of shares of our common stock to be repurchased during any calendar quarter may be equal to the lesser of (i) the number of shares of common stock we could repurchase with the proceeds we received from the issuance of common stock under our dividend reinvestment plan or (ii) 2.5% of the weighted-average number of shares of common stock outstanding in the prior four calendar quarters. Upon resuming making offers to repurchase shares pursuant to the share repurchase program, we are currently limiting repurchase offers to the number of shares of common stock we can repurchase with 90% of the cash retained as a result of issuances of common stock under our dividend reinvestment plan.

At the discretion of our Board of Directors, we may also use cash on hand, cash available from borrowings and cash from the sale of investments as of the end of the applicable period to repurchase shares. Our Board of Directors may amend, suspend or terminate the share repurchase program upon 30 days’ notice. Since inception of the share repurchase program, we have funded the repurchase of $113.1 million in shares of common stock.

The following table lists shares we repurchased under our share repurchase program during the fourth quarter of 2021.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
October 1 through October 31, 2021	—	—	—	—
November 1 through November 30, 2021	511,314	$7.60	511,314	N/A
December 1 through December 31, 2021	—	—	—	—

Item 6. [Reserved.]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

Statements we make in the following discussion which express a belief, expectation or intention, as well as those that are not historical fact, are forward-looking statements that are subject to risks, uncertainties and assumptions. Our actual results, performance or achievements, or industry results, could differ materially from those we express in the following discussion as a result of a variety of factors, including the risks and uncertainties we have referred to under the headings “Cautionary Statement Concerning Forward-Looking Statements” and “Risk Factors” in Part I of this report.

COVID-19 UPDATE

The COVID-19 pandemic, and the related effect on the U.S. and global economies, has had, and threatens to continue to have, adverse consequences for our business and operating results, and the businesses and operating results of our portfolio companies. During the year ended December 31, 2021, our Adviser continued to work collectively with its personnel and our portfolio companies to navigate the significant challenges created by the COVID-19 pandemic and the related labor and supply constraints, rising costs, and supply chain disruptions. Our Adviser remains focused on ensuring the safety of its personnel and the employees of our portfolio companies, while also managing our ongoing business activities. In this regard, our Adviser remains heavily engaged with our portfolio companies. Our investment income, principally our interest and dividend income, and our access to capital and liquidity were negatively impacted by the economic effects of the COVID-19 pandemic in 2020, including our Deutsche Bank Credit facility entering an amortization period and the temporary suspension of the Company’s share repurchase program and dividend payments.

As discussed under “—Liquidity and Capital Resources” below, we have been able to take several actions to improve our access to capital and liquidity since the onset of the COVID-19 pandemic, and we currently have access to additional sources of liquidity, including cash, unused capacity under our credit facilities and access to capital markets for unsecured note issuances, as needed. Improvements made to our access to capital and liquidity, combined with certain improvements in the markets that we invest, have also resulted in improvements to our investment income since 2020 as discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Although we have been able to secure access to additional liquidity, including through the Credit Facilities, and the Note Purchase Agreement, there is no assurance that debt or equity capital will be available to us in the future on favorable terms, or at all.

As of December 31, 2021, we were in compliance with all debt covenants and do not anticipate any issues with our ability to comply with all covenants in the future. Refer to “—Liquidity and Capital Resources” below for further discussion as of December 31, 2021.

Neither our Adviser nor our Board of Directors is able to predict the full impact of the COVID 19 pandemic, including its duration and the magnitude of its economic and societal impact. As such, while we will continue to monitor the evolving situation and guidance from U.S. authorities, including federal, state and local public health authorities, we are unable to predict with any certainty the extent to which the outbreak will negatively affect our portfolio companies’ operating results and financial condition or the impact that such disruptions may have on our results of operations and financial condition in the future.

INVESTMENT PORTFOLIO ACTIVITY

The following tables provide a summary of our investments in the Private Loan, LMM and Middle Market portfolios as of December 31, 2021 and 2020 (this information excludes the Other Portfolio investments which are discussed further below):

	As of December 31, 2021
	Private Loan	LMM (a)	Middle Market

	(dollars in millions)
Number of portfolio companies	57	43	25
Fair value	$575.9	$315.4	$159.0
Cost	$576.3	$281.0	$184.2
Debt investments as a % of portfolio (at cost)	94.0%	72.2%	93.7%
Equity investments as a % of portfolio (at cost)	6.0%	27.8%	6.3%
% of debt investments at cost secured by first priority lien	98.5%	99.8%	98.8%
Weighted-average annual effective yield (b)	8.4%	10.8%	7.6%
Average EBITDA(c)	$38.0	$7.3	$85.9

(a)	At December 31, 2021, we had equity ownership in all of our LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was approximately 9%.
(b)	The weighted-average annual effective yields were computed using the effective interest rates for all debt investments at cost as of December 31, 2021, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status. The weighted-average yield on our debt portfolio as of December 31, 2021 including debt investments on non-accrual status was, 8.3% for our Private Loan portfolio, 10.5% for our LMM portfolio and 7.1% for our Middle Market portfolio. The weighted-average annual effective yield is not reflective of what an investor in shares of our common stock will realize on its investment because it does not reflect changes in our utilization of leverage, or debt capital, in our capital structure, our expenses or any sales load paid by an investor.
(c)	The average EBITDA is calculated using a weighted-average for the Private Loan and Middle Market portfolios and a simple average for the LMM portfolio. These calculations exclude certain portfolio companies, including three Private Loan portfolio companies, three LMM portfolio companies and one Middle Market portfolio company, as EBITDA is not a meaningful valuation metric for our investments in these portfolio companies, and those portfolio companies whose primary purpose is to own real estate.

	As of December 31, 2020
	Private Loan	LMM (a)	Middle Market

	(dollars in millions)
Number of portfolio companies	40	34	28
Fair value	$366.6	$217.0	$191.3
Cost	$378.2	$191.2	$216.4
Debt investments as a % of portfolio (at cost)	91.4%	66.0%	93.5%
Equity investments as a % of portfolio (at cost)	8.6%	34.0%	6.5%
% of debt investments at cost secured by first priority lien	91.3%	99.7%	90.6%
Weighted-average annual effective yield (b)	9.2%	11.1%	8.2%
Average EBITDA (c)	$54.1	$6.2	$78.5

(a)	At December 31, 2020, we had equity ownership in approximately 97% of our LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was approximately 10%.
(b)	The weighted-average annual effective yields were computed using the effective interest rates for all debt investments at cost as of December 31, 2020, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status. The weighted-average yield on our debt portfolio as of December 31, 2020 including debt investments on non-accrual status was 9.2% for our Private Loan portfolio, 10.4% for our LMM portfolio and 8.2% for our Middle Market portfolio. The weighted-average annual effective yield is not reflective of what an investor in shares of our common stock will realize on its investment because it does not reflect changes in our utilization of leverage, or debt capital, in our capital structure, our expenses or any sales load paid by an investor.
(c)	The average EBITDA is calculated using a weighted-average for the Private Loan and Middle Market portfolios and a simple average for the LMM portfolio. These calculations exclude certain portfolio companies, including four Private Loan portfolio companies, three LMM portfolio companies and one Middle Market portfolio company, as EBITDA is not a meaningful valuation metric for our investments in these portfolio companies, and those portfolio companies whose primary purpose is to own real estate.

For the years ended December 31, 2021 and 2020, the Company achieved an annualized total return on investments of 17.9% and 8.2%, respectively. Total return on investments is calculated using the interest, dividend, and fee income, as well as the realized and unrealized change in fair value of the Investment Portfolio for the specified period. The Company’s total return on investments is not reflective of what an investor in shares of the Company’s common stock will realize on its investment because it does not reflect changes in the Company’s utilization of leverage, or debt capital, in our capital structure, the Company’s expenses or any sales load paid by an investor.

As of December 31, 2021, we had Other Portfolio investments in four companies, collectively totaling approximately $26.8 million in fair value and approximately $25.6 million in cost basis and which comprised approximately 2.5% and 2.4% of our Investment Portfolio at fair value and cost, respectively. As of December 31, 2020, we had Other Portfolio investments in five companies, collectively totaling approximately $50.5 million in fair value and approximately $54.9 million in cost basis and which comprised approximately 6.1% and 6.5% of our Investment Portfolio at fair value and cost, respectively.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the periods reported. Actual results could materially differ from those estimates. Critical accounting policies are those that require management to make subjective or complex judgments about the effect of matters that are inherently uncertain and may change in subsequent periods. Changes that may be required in the underlying assumptions or estimates in these areas could have a material impact on our current and future financial condition and results of operations.

Management has discussed the development and selection of each critical accounting policy and estimate with the Audit Committee of the Board of Directors. Our critical accounting policies and estimates include the Investment Portfolio Valuation and Revenue Recognition policies described below. Our significant accounting policies are described in greater detail in Note B to the consolidated financial statements included in “Item 8. — Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Investment Portfolio Valuation

The most significant determination inherent in the preparation of our consolidated financial statements is the valuation of our Investment Portfolio and the related amounts of unrealized appreciation and depreciation. We consider this determination to be a critical accounting estimate, given the significant judgments and subjective measurements required. As of December 31, 2021 and 2020, our Investment Portfolio valued at fair value represented approximately 94% and 93% of our total assets, respectively. We are required to report our investments at fair value. We follow the provisions of FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. ASC 820 requires us to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal market that are independent, knowledgeable and willing and able to transact. See “Note B.1.—Valuation of the Investment Portfolio” in the notes to consolidated financial statements for a detailed discussion of our investment portfolio valuation process and procedures.

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

In December 2020, the SEC adopted Rule 2a-5 under the 1940 Act, which permits a BDC’s board of directors to designate its executive officers or investment adviser as a valuation designee to determine the fair value for its investment portfolio, subject to the active oversight of the board. Our Board of Directors has approved policies and procedures pursuant to Rule 2a-5 (the “Valuation Procedures”) and has designated our Adviser, led by a group of Main Street’s and our Adviser’s executive officers, to serve as the Board’s valuation designee. We adopted the Valuation Procedures effective April 1, 2021. We believe our Investment Portfolio as of December 31, 2021 and 2020 approximates fair value as of those dates based on the markets in which we operate and other conditions in existence on those reporting dates.

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

Fee Income

We may periodically provide services, including structuring and advisory services to our portfolio companies or other third parties. For services that are separately identifiable, fee income is recognized as earned. Fees received in connection with debt financing transactions generally are treated as debt origination fees and are deferred and accreted into income over the life of the financing.

Payment-in-Kind (“PIK”) Interest and Cumulative Dividends

We hold certain debt and preferred equity instruments in our Investment Portfolio that contain PIK interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed or sold. To maintain RIC tax treatment (as discussed in “Note B.9. – Income Taxes” in the notes to the consolidated financial statements), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though we may not have collected the PIK interest and cumulative dividends in cash. We stop accruing PIK interest and cumulative dividends and write off any accrued and uncollected interest and dividends in arrears when we determine that such PIK interest and dividends in arrears are no longer collectible. For the years ended December 31, 2021, 2020, and 2019, approximately 2.6%, 5.3% and 4.1%, respectively, of our total investment income was attributable to PIK interest income and cumulative dividend income not paid currently in cash.

INVESTMENT PORTFOLIO COMPOSITION

The following tables summarize the composition of our total combined Private Loan portfolio investments, LMM portfolio investments and Middle Market portfolio investments at cost and fair value by type of investment as a percentage of the total combined Private Loan portfolio investments, LMM portfolio investments and Middle Market portfolio investments as of December 31, 2021 and 2020 (this information excludes the Other Portfolio investments, which are discussed in the “Investment Portfolio Activity” section above).

Cost:	December 31, 2021	December 31, 2020
First lien debt	87.2%	79.5%
Equity	11.7%	13.9%
Second lien debt	0.7%	4.6%
Equity warrants	0.1%	0.2%
Other	0.3%	1.8%
	100.0%	100.0%

Fair Value:	December 31, 2021	December 31, 2020
First lien debt	82.8%	76.0%
Equity	16.1%	17.3%
Second lien debt	0.7%	4.6%
Equity warrants	0.1%	0.3%
Other	0.3%	1.8%
	100.0%	100.0%

Our Private Loan portfolio investments, LMM portfolio investments and Middle Market portfolio investments carry a number of risks including: (1) investing in companies which may have limited operating histories and financial resources; (2) holding investments that generally are not publicly traded and which may be subject to legal and other restrictions on resale; and (3) other risks common to investing in below investment grade debt and equity investments in our Investment Portfolio. Please see “Risk Factors — Risks Related to our Investments” for a more complete discussion of the risks involved with investing in our Investment Portfolio.

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

As of December 31, 2021, our total Investment Portfolio had four investments on non-accrual status, which comprised approximately 0.7% of its fair value and 2.8% of its cost. As of December 31, 2020, our total Investment Portfolio had three investments on non-accrual status, which comprised approximately 0.6% of its fair value and 1.3% of its cost.

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

DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

Set forth below is a comparison of the results of operations and changes in financial condition for the years ended December 31, 2021 and 2020. The comparison of, and changes between, the fiscal years ended December 31, 2020 and 2019 can be found within “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which is incorporated herein by reference.

Comparison of the years ended December 31, 2021 and 2020

	Year Ended
	December 31,		Net Change
	2021	2020	Amount	%

	(dollars in thousands)

Total investment income	$90,128	86,725	$3,403	4%
Total expenses (net of expense waivers)	(36,769)	(39,906)	3,137	(8)%
Net investment income	53,359	46,819	6,540	14%
Net realized loss from investments	(498)	(52,663)	52,165	NM
Net realized loss on extinguishment of debt	(2,430)	—	(2,430)	NM
Net unrealized appreciation (depreciation) from investments	25,095	(2,676)	27,771	NM
Income tax provision	(1,890)	(1,243)	(647)	NM
Net increase (decrease) in net assets resulting from operations	$73,636	(9,763)	$83,399	NM

NM Net Change % not meaningful

Investment Income

Total investment income for the year ended December 31, 2021 was $90.1 million, a 4% increase from the $86.7 million of total investment income for the prior year. The following table provides a summary of the changes in the comparable period activity.

	Year Ended
	December 31,		Net Change
	2021	2020	Amount	%

	(dollars in thousands)
Interest Income	$72,536	$76,982	$(4,446)	(6)%	(a)
Dividend Income	15,880	7,789	8,091	104%	(b)
Fee Income	1,712	1,954	(242)	(12)%
Total Investment Income	$90,128	$86,725	$3,403	4%

(a)	The decrease in interest income was primarily due to lower average levels of Investment Portfolio debt investments.
(b)

The increase in dividend income from equity investments is primarily a result of improved operating results, financial condition and liquidity positions of certain of our portfolio companies following the impacts of the COVID-19 pandemic in 2020.

Expenses

Total expenses for the year ended December 31, 2021 were $36.8 million, an 8% decrease from $39.9 million in the prior year. The following table provides a summary of the changes in the comparable period activity.

	Year Ended
	December 31,		Net Change
	2021	2020	Amount	%

	(dollars in thousands)
Interest expense	$14,469	$17,211	$(2,742)	(16)%	(a)
Base management fees	17,316	18,524	(1,208)	(7)%	(b)
Incentive fees	557	-	557	100%	(c)
Internal administrative services fees	4,317	3,625	692	19%	(d)
Offering costs	230	205	25	12%
Professional fees	1,370	1,907	(537)	(28)%	(e)
Insurance	471	422	49	12%
Board of director fees	398	466	(68)	(15)%
General and administrative	1,958	1,171	787	67%	(f)
Total expenses before fee and expense waivers	41,086	43,531	(2,445)	(6)%
Waiver of internal administrative services expenses	(4,317)	(3,625)	(692)	19%	(d)
Total expenses	$36,769	$39,906	$(3,137)	(8)%

(a)	The decrease in interest expense was primarily due to lower floating interest rates based upon the decline in LIBOR and lower amounts outstanding under our Credit Facilities (as defined below).
(b)	The decrease in the base management fees primarily relates to a decrease in the base management fee from 2.00% to 1.75% as a result of MSC Adviser becoming the sole investment manager to the Company partially offset by increase in average gross assets subject to the base management fee.
(c)	The increase in the incentive fee is due to the increase in Pre-Incentive Fee Net Investment Income resulting from the Company’s improved operating results in 2021.
(d)	The increase in both the internal administrative services fees and waiver of internal administrative services expenses are both primarily due to higher expenses allocated from MSC Adviser to the Company as a result increased activities performed by MSC Adviser for the Company subsequent to October 2020 when MSC Adviser became the sole adviser to the Company. These increases fully offset each other and as a result have no impact on the Company’s operating results as these items were fully waived by MSC Adviser.
(e)	The decrease in professional fees is primarily related to lower legal expenses in the 2021 period as compared to the legal expenses incurred during 2020 in connection with the purchase agreement between HMS Adviser and MSC Adviser and related transactions which were completed in 2020.
(f)	The increase in general and administrative expense is primarily due to an increase in accounting and custody expenses as a result of a third party service provider performing this function for the full year during 2021 as opposed to only during the fourth quarter of 2020.

Net Investment Income

Net investment income for the year ended December 31, 2021 increased 14% to $53.4 million, or $0.67 per share, compared to net investment income of $46.8 million, or $0.59 per share, for the prior year. The increase in net investment income was principally attributable to the increase in total investment income and lower operating expenses, both as discussed above.

Net Realized Loss on Extinguishment of Debt

We recognize a realized loss on extinguishment of debt when debt is repaid prior to its maturity date and unamortized deferred financing fees are fully accelerated. The net realized loss on extinguishment of debt is due to the full repayments of the Deutsche Bank Credit Facility during February 2021 and the Main Street Term Loan during October 2021 which resulted in losses of $2.1 million and $0.3 million, respectively. Refer to Note E — Debt to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Net Realized Loss from Investments

The following table provides a summary of the primary components of the total net realized loss from investments of $0.5 million for the year ended December 31, 2021:

	Year Ended December 31, 2021
	Full Exits		Partial Exits		Restructures		Other (a)	Total (a)
	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	Net Gain/(Loss)

	(dollars in thousands)
Private Loan Portfolio	$1,061	1	$—	—	$-	-	$825	$1,886
LMM Portfolio	9,176	3	—	—	(1,193)	1	18	8,001
Middle Market Portfolio	(110)	2	(2,470)	1	(4,179)	1	261	(6,498)
Other Portfolio	(3,684)	1	—	—	—	—	(203)	(3,887)
Total Net Realized Gain/(Loss)	$6,443	7	$(2,470)	1	$(5,372)	2	$901	$(498)

(a)	Other activity includes realized gains and losses from transactions involving 12 portfolio companies which are not considered to be significant individually or in the aggregate.

The following table provides a summary of the primary components of the total net realized loss on investments of $52.7 million for the year ended December 31, 2020:

	Year Ended December 31, 2020
	Full Exits		Partial Exits		Restructures		Other (a)	Total (a)
	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	Net Gain/(Loss)

	(dollars in thousands)
Private Loan Portfolio	$-	-	$—	—	$(6,384)	2	$(38)	$(6,422)
LMM Portfolio	(4,075)	1	—	—	—	—	(121)	(4,196)
Middle Market Portfolio	(26,703)	6	—	—	(16,033)	2	(23)	(42,759)
Other Portfolio	—	—	—	—	—	—	714	714
Total Net Realized Gain/(Loss)	$(30,778)	7	$—	—	$(22,417)	4	$532	$(52,663)

(a)	Other activity includes realized gains and losses from transactions involving 16 portfolio companies which are not considered to be significant individually or in the aggregate.

Net Unrealized Appreciation (Depreciation)

The following table provides a summary of the total net unrealized appreciation of $25.1 million for the year ended December 31, 2021:

	Year Ended December 31, 2021
	Private		Middle
	Loan	LMM(a)	Market	Other	Total

	(dollars in millions)
Accounting reversals of net unrealized (appreciation) depreciation recognized in prior periods due to net realized (gains / income) losses recognized during the current period	$0.1	$(6.2)	$4.5	$3.2	$1.6
Net unrealized appreciation (depreciation) relating to portfolio investments	10.8	14.8	(4.6)	2.5	23.5
Total net unrealized appreciation (depreciation) relating to portfolio investments	$10.9	$8.6	$(0.1)	$5.7	$25.1

(a)	Includes unrealized appreciation on 20 LMM portfolio investments and unrealized depreciation on 14 LMM portfolio investments.

The following table provides a summary of the total net unrealized depreciation of $2.7 million for the year ended December 31, 2020:

	Year Ended December 31, 2020
	Private		Middle
	Loan	LMM(a)	Market	Other	Total

	(dollars in millions)
Accounting reversals of net unrealized (appreciation) depreciation recognized in prior periods due to net realized (gains / income) losses recognized during the current period	$9.2	$4.3	$37.7	$—	$51.2
Net unrealized appreciation (depreciation) relating to portfolio investments	(21.2)	(8.4)	(24.1)	(0.2)	(53.9)
Total net unrealized appreciation (depreciation) relating to portfolio investments	$(12.0)	$(4.1)	$13.6	$(0.2)	$(2.7)

(a)	Includes unrealized appreciation on 18 LMM portfolio investments and unrealized depreciation on 16 LMM portfolio investments.

Income Tax Provision

The income tax provision for the year ended December 31, 2021 of $1.9 million represented current tax provision consisting of a $1.4 million provision for excise tax on our estimated undistributed taxable income and $0.5 million provision for current state income taxes.

Net Increase (Decrease) in Net Assets Resulting from Operations

The net increase in net assets resulting from operations for the year ended December 31, 2021 was $73.6 million, or $0.92 per share, compared with a net decrease in net assets of $9.8 million, or $0.12 per share, during the year ended December 31, 2020. The tables above provide a summary of the reasons for the change in Net Increase in Net Assets Resulting from Operations for the year ended December 31, 2021 as compared to the Net Decrease in Net Assets for the year ended December 31, 2020.

LIQUIDITY AND CAPITAL RESOURCES

This “Liquidity and Capital Resources” section should be read in conjunction with the “COVID-19 Update” section above.

Cash Flows

For the year ended December 31, 2021, we experienced a net decrease in cash and cash equivalents of approximately $23.3 million, which is the net result of $191.1 million of cash used in our operating activities and $167.9 million of cash provided by our financing activities.

The $191.1 million of cash used in our operating activities resulted primarily from cash uses totaling $551.1 million for the funding of new and follow-on portfolio company investments and $17.0 million related to the change in other assets and liabilities, partially offset by (i) cash proceeds totaling $334.5 million from principal repayments received and proceeds from sales of investments in portfolio companies, and (ii) cash flows that we generated from the operating profits earned totaling $42.4 million, which is our net investment income, excluding the non-cash effects of the accretion of unearned income, payment-in-kind interest income, cumulative dividends and the amortization expense for deferred financing costs.

The $167.9 million of cash provided by financing activities principally consisted of (i) $124.9 million net cash proceeds related to our Deutsche Bank Credit Facility, TIAA Credit Facility and JPM SPV Facility (together, the “Credit Facilities”), (ii) $77.5 million of cash proceeds from our Series A Notes (defined below), (iii) $60.0 million of cash proceeds from our Main Street Term Loan (see Note E – Debt in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for these defined terms) and (iv) $0.7 million net cash proceeds related to our common stock issuances, as described above in “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”, partially offset by (i) $60.0 million in repayment of our Main Street Term Loan, (ii) $18.7 million in cash dividends paid our stockholders (net of $11.2 million of proceeds from our DRIP), (iii) $10.1 million for the repurchase of our common stock, (iv) $6.1 million of deferred debt issuance costs, and (v) $0.2 million in offering costs paid to HMS Adviser.

For the year ended December 31, 2020, we experienced a net decrease in cash and cash equivalents in the amount of $13.2 million and increase in restricted cash of $40.5 million. During that period, $195.8 million of cash was generated from our operating activities, which principally consisted of the (i) repayment of portfolio investments of $238.1 million, partially offset by the purchase of new portfolio investments of $80.9 million, (ii) cash flows we generated from the operating profits earned totaling $36.8 million, which is our net investment income, excluding the non cash effects of the accretion of unearned income, payment-in-kind interest income, cumulative dividends and the amortization expense for deferred financing costs and (iii) cash proceeds of $1.9 million related to changes in other assets and liabilities. During the year ended December 31, 2020, approximately $168.6 million was used in financing activities, which principally consisted of a net $143.2 million decrease in borrowings outstanding under our Credit Facilities, $18.5 million in cash dividends paid to stockholders (net of $13.7 million of proceeds from our DRIP), and $6.1 million in repurchases of common stock from existing stockholders.

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

On March 2, 2021, the Company’s Board of Directors unanimously approved the reinstatement of the Company’s share repurchase program commencing in April 2021 with repurchases effectuated via tender offers and generally equal to 90% of the amount of the dividend reinvestment plan proceeds resulting from dividend payments. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of Part II of this Annual Report on Form 10-K for more information regarding repurchases of our common stock during the year ended December 31, 2021.

Capital Resources

As of December 31, 2021, we had $25.8 million in cash and cash equivalents and $38.3 million of unused capacity under the Credit Facilities, which we maintain to support our investment and operating activities. As of December 31, 2021, our net asset value totaled $613.2 million, or $7.68 per share.

As of December 31, 2021, we had $153.0 million outstanding and $12.0 million of undrawn commitments under our TIAA Credit Facility and $273.7 million outstanding and $26.3 million of undrawn commitments under our JPM SPV Facility, both of which we estimated approximated fair value. For further information on our Credit Facilities, including key terms and financial covenants, refer to Note E — Debt to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

On October 22, 2021, we and certain qualified institutional investors entered into a Master Note Purchase Agreement (the “Note Purchase Agreement”), which governs the issuance of $150.0 million in aggregate principal amount of the Company’s 4.04% Series A Senior Notes due 2026 (the “Series A Notes”). The Series A Notes bear a fixed interest rate of 4.04% per year and will mature on October 30, 2026, unless redeemed, purchased or prepaid prior to such date by us in accordance with their terms. We issued $77.5 million of Series A Notes upon entering into the Note Purchase Agreement, and issued an additional $72.5 million in January 2022. Net proceeds from the Series A Note issuance were used to repay outstanding debt borrowed under the Company’s Credit Facilities, including the Main Street Term Loan, which was fully repaid and extinguished in October 2021, and the TIAA Credit Facility, on which amounts may be re-borrowed to make investments in accordance with our investment objective and strategies and for general corporate purposes. For more information on our Series A Notes and the Main Street Term Loan, including key terms and financial covenants, refer to Note E — Debt to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

As discussed under “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”, we closed our continuous follow-on public offering of shares to new investors effective September 2017. As such our ability to raise additional equity is limited. As a BDC, we generally are required to maintain a coverage ratio of total assets to total senior securities, which include borrowings and any preferred stock we may issue in the future, of at least 200% (or 150% if certain requirements are met). This requirement limits the amount that we may borrow to fund future investment activities or operating requirements. Subject to these limitations, we anticipate that we will continue to fund our investment activities through existing cash and cash equivalents, cash flows generated through our ongoing operating activities, including cash proceeds from the repayments and from the sales of investments in our portfolio companies, utilization of available borrowings under our Credit Facilities and the Note Purchase Agreement. Our primary uses of funds will be investments in portfolio companies, operating expenses, cash distributions to holders of our common stock and share repurchases under our share repurchase program.

We periodically invest excess cash balances into marketable securities and idle funds investments. The primary investment objective of marketable securities and idle funds investments is to generate incremental cash returns on excess cash balances prior to utilizing those funds for investment in our Private Loan, LMM and Middle Market portfolio investments. Marketable securities and idle funds investments generally consist of debt investments, independently rated debt investments, certificates of deposit with financial institutions, diversified bond funds and publicly traded debt and equity investments.

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

Although we have been able to secure access to additional liquidity, including through the Credit Facilities, and the Note Purchase Agreement, there is no assurance that debt or equity capital will be available to us in the future on favorable terms, or at all.

Recently Issued or Adopted Accounting Standards

From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that are adopted by us as of the specified effective date. We believe that the impact of recently issued standards and any that are not yet effective will not have a material impact on our consolidated financial statements upon adoption. For a description of recently issued or adopted accounting standards, see Note B.12 to the consolidated financial statements included in “Item 8. Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Inflation

Inflation has not historically had a significant effect on our results of operations in any of the reporting periods presented herein. However, our portfolio companies have experienced, specifically including over the last few quarters as a result of the COVID-19 pandemic and related supply chain and labor issues, and may continue to experience, the increasing impacts of inflation on their operating results, including periodic escalations in their costs for labor, raw materials and third-party services and required energy consumption. These issues and challenges related to inflation are receiving significant attention from our investment teams and the management teams of our portfolio companies as we work to manage these growing challenges. Prolonged or more severe impacts of inflation to our portfolio companies could continue to impact their operating profits and, thereby, increase their borrowing costs, and as a result negatively impact their ability to service their debt obligations and/or reduce their available cash for distributions. In addition, these factors could have a negative impact on the fair value of our investments in these portfolio companies. The combined impacts of these impacts in turn could negatively affect our results of operations.

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments include commitments to extend credit and fund equity capital and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. At December 31, 2021, we had a total of $68.7 million in outstanding commitments comprised of (i) 47 investments with commitments to fund revolving loans that had not been fully drawn or term loans with additional commitments not yet funded and (ii) three investments with equity capital commitments that had not been fully called.

Contractual Obligations

As of December 31, 2021, we had $504.2 million in total borrowings outstanding under our Credit Facilities and Series A Notes. The TIAA Credit Facility will mature on March 1, 2026. The JPM SPV Facility will mature on February 3, 2025. The Deutsche Bank Credit Facility, which was scheduled to mature on November 20, 2022, was fully repaid and extinguished on February 3, 2021. The Series A Notes will mature on October 30, 2026. See further discussion of the terms of our Credit Facilities, Series A Notes and other debt in “Note E—Debt” in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings at December 31, 2021 is as follows:

	2022	2023	2024	2025	2026	Thereafter	Total

	(dollars in thousands)
TIAA Credit Facility(1)	$—	$—	$—	$—	$153,000	$—	$153,000
JPM SPV Facility(2)	—	—	—	273,688	—	—	273,688
Series A Notes(3)	—	—	—	—	77,500	—	77,500
Interest due on Series A Senior Notes	3,209	3,132	3,132	3,132	3,132	—	15,737
Total	$3,209	$3,132	$3,132	$276,820	$233,632	$—	$519,925

(1)	At December 31, 2021, $12.0 million remained available to borrow under the TIAA Credit Facility; however, our borrowing ability is limited to the asset coverage restrictions imposed by the TIAA Credit Facility and the 1940 Act, as discussed above.
(2)	At December 31, 2021, $26.3 million remained available to borrow under the JPM SPV Facility; however, our borrowing ability is limited to the asset coverage restrictions imposed by the JPM SPV Facility and the 1940 Act, as discussed above.
(3)	In January 2022, an additional $72.5 million was issued under the Series A Notes.

Related Party Transactions and Agreements

We have entered into agreements with MSC Adviser, HMS Adviser and/or certain of their affiliates whereby we pay certain fees and reimbursements to these entities. These included payments to HMS Adviser and/or its affiliates for selling commissions and fees and for reimbursement of offering costs. In addition, we make payments for certain services that include the identification, execution, and management of our investments and also the management of our day-to-day operations provided to us by the Advisers, pursuant to various agreements that we have entered into. See Note L — Related Party Transactions and Arrangements to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information regarding related party transactions.

Recent Developments

On February 1, 2022, we repurchased 489,031 shares of our common stock validly tendered and not withdrawn on the terms set forth in our tender offer statement on Schedule TO and Offer to Purchase filed with the SEC on December 10, 2021. The shares were repurchased at a price of $7.75 per share, which was our net asset value per share as of February 1, 2022, for an aggregate purchase price of $3.8 million (an amount equal to approximately 90% of the proceeds we received from the issuance of shares under our dividend reinvestment plan from our February 1, 2022 dividend payment).

On March 10, 2022, our Board of Directors declared a quarterly cash dividend of $0.165 per share payable May 2, 2022 to stockholders of record as of March 31, 2022.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates, and changes in interest rates may affect both our interest expense on the debt outstanding under our Credit Facilities and our interest income from portfolio investments. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. Our investment income will be affected by changes in various interest rates, including LIBOR and prime rates, to the extent that any debt investments include floating interest rates. See “Risk Factors — Risks Related to our Investments — Changes relating to the LIBOR calculation process, the phase-out of LIBOR and the use of replacement rates for LIBOR may adversely affect the value of our portfolio securities.”, “Risk Factors — Risks Related to our Investments — Changes in interest rates may affect our cost of capital, net investment income and value of our investments.” and “Risk Factors — Risks Related to

Leverage — Because we borrow money, the potential for gain or loss on amounts invested in us is magnified and may increase the risk of investing in us.” for more information regarding risks associated with our debt investments and borrowings that utilize LIBOR as a reference rate.

The majority of our debt investments are made with either fixed interest rates or floating rates that are subject to contractual minimum interest rates for the term of the investment. As of December 31, 2021, approximately 85% of our debt investment portfolio (at cost) bore interest at floating rates, 93% of which were subject to contractual minimum interest rates. Our interest expense associated with our Credit Facilities will be affected by changes in the published LIBOR rate. However, the interest rates on our outstanding Series A Notes due 2026 (the “Series A Notes”) are fixed for the life of such debt. As of December 31, 2021, we had not entered into any interest rate hedging arrangements. Due to our limited use of derivatives, we have claimed an exclusion from the definition of the term “commodity pool operator” under the Commodity Exchange Act and, therefore, are not subject to registration or regulation as a pool operator under such Act.

The following table shows the approximate annualized increase or decrease in the components of net investment income due to hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings as of December 31, 2021.

	Increase	(Increase)	Increase	Increase
	(Decrease)	Decrease	(Decrease) in Net	(Decrease) in Net
	in Interest	in Interest	Investment	Investment
Basis Point Change	Income	Expense	Income	Income per Share

	(dollars in thousands, except per share amounts)
(50)	(87)	510	423	0.01
(25)	(86)	510	424	0.01
25	135	(1,067)	(932)	(0.01)
50	270	(2,133)	(1,863)	(0.02)
75	500	(3,200)	(2,700)	(0.03)
100	1,903	(4,267)	(2,364)	(0.03)
125	3,694	(5,334)	(1,640)	(0.02)
150	5,581	(6,400)	(819)	(0.01)
175	7,518	(7,467)	51	0.00
200	9,479	(8,534)	945	0.01
300	17,375	(12,801)	4,574	0.06

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

Item 8. Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

MSC Income Fund, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of MSC Income Fund, Inc. (a Maryland corporation) (and subsidiaries) (the “Company”), including the consolidated schedule of investments, as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations, changes in net assets and its cash flows for each of the years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included verification by confirmation of securities as of December 31, 2021 and 2020, by correspondence with the portfolio companies and custodians, or by other appropriate auditing procedures where replies were not received. We believe that our audits provide a reasonable basis for our opinion.

Critical audit matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Fair Value Investments

As described further in Note C to the financial statements, the Company’s investments at fair value were $1,077,136 thousand at December 31, 2021, all of which were categorized as Level 3 investments within the fair value hierarchy. Management’s valuation techniques for Level 3 investments includes a combination of investments measured using significant unobservable inputs and assumptions and investments measured using quoted prices by independent sources. Level 3 investment values, for which quoted prices by independent sources are not available or appropriate, are generally based on valuation techniques, such as the income and market approach, that require inputs that are significant to the overall fair value measurement and are unobservable. The significant unobservable inputs disclosed by management include, among others, weighted-average cost of capital (“WACC”) inputs and market multiples for equity investments, and risk adjusted discount rates, percentage of expected principal recovery and third-party quotes for debt investments. Changes in these assumptions could have a significant impact on the determination of fair value. As such, we identified fair value of Level 3 investments measured using significant unobservable inputs and assumptions as a critical audit matter.

The principal considerations for our determination that fair value of Level 3 investments measured using significant unobservable inputs is a critical audit matter are the significant management judgements used in developing complex valuation techniques and inherent estimation uncertainty. Auditing these investments requires a high degree of auditor judgement and subjectivity, in addition to the use of valuation professionals with specialized skills and knowledge, to evaluate the reasonableness of unobservable inputs and assumptions.

The primary procedures we performed to address this critical audit matter included:

●	Testing the design and operating effectiveness of controls over management’s process to determine investment fair value. Specifically, we identified and tested key attributes of management’s fair value determination review. These attributes addressed the relevance, adequacy and appropriateness of the data, assumptions, valuation methods, and mathematical accuracy used to determine investment fair value as of the reporting date.
●	With the assistance of internal valuation specialists to evaluate and test management’s process to develop the valuation estimates, we performed substantive audit procedures to determine mathematical accuracy and to determine that the data, valuation methods, and significant unobservable inputs and assumptions used to determine investment fair value as of the Company’s reporting date were reasonable. We tested certain key inputs/assumptions tested for a sample of investments, including the following, as applicable:
●	enterprise values,
●	weighted average cost of capital (“WACC”),
●	discount rates,
●	forecasted cash flows and long-term growth rates,
●	discount for lack of marketability,
●	market multiples,
●	weighting between valuation techniques,
●	risk adjusted discount factor,
●	percentage of expected principal recovery,
●	third-party quotes, in conjunction with other inputs, and
●	third-party appraisals.
●	In testing the above, we considered available third-party market information and published studies, current economic conditions and subsequent events, and other information that could be corroborated to source information.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2012.

Houston, Texas

March 14, 2022

MSC Income Fund, Inc.

Consolidated Balance Sheets

(dollars in thousands, except shares and per share amounts)

	December 31,	December 31,
	2021	2020

ASSETS
Investments at fair value:
Control investments (cost: $28,903 and $18,152 as of December 31, 2021 and December 31, 2020, respectively)	$46,583	$33,831
Affiliate investments (cost: $209,971 and $143,740 as of December 31, 2021 and December 31, 2020, respectively)	234,158	157,690
Non‑Control/Non‑Affiliate investments (cost: $828,301 and $678,764 as of December 31, 2021 and December 31, 2020, respectively)	796,395	634,001
Total investments (cost: $1,067,175 and $840,656 as of December 31, 2021 and December 31, 2020, respectively)	1,077,136	825,522
Cash and cash equivalents	25,813	8,586
Restricted cash	—	40,480
Dividends and interest receivable	12,991	8,303
Deferred financing costs (net of accumulated amortization of $1,290 and $4,443 as of December 31, 2021 and December 31, 2020, respectively)	4,049	2,691
Receivable for securities sold	21,729	—
Prepaids and other assets	2,059	2,439
Total assets	$1,143,777	$888,021
LIABILITIES
Credit facilities	$426,688	$301,816
Series A Notes due 2026 (par: $77,500 as of December 31, 2021)	76,184	—
Accounts payable and other liabilities	3,159	2,093
Interest payable	3,093	286
Dividend payable	11,974	—
Management and incentive fees payable	5,339	4,202
Payable for securities purchased	4,170	—
Total liabilities	530,607	308,397
Commitments and contingencies (Note J)
NET ASSETS
Common stock, $0.001 par value per share (450,000,000 shares authorized, 79,826,605 and 79,608,304 issued and outstanding as of December 31, 2021 and December 31, 2020, respectively)	80	80
Additional paid‑in capital	682,426	682,028
Total overdistributed earnings	(69,336)	(102,484)
Total net assets	613,170	579,624
Total liabilities and net assets	$1,143,777	$888,021
NET ASSET VALUE PER SHARE	$7.68	$7.28

The accompanying notes are an integral part of these consolidated financial statements

MSC Income Fund, Inc.

Consolidated Statements of Operations

(dollars in thousands, except shares and per share amounts)

	Twelve Months Ended December 31,
	2021	2020	2019
INVESTMENT INCOME:
Interest, fee and dividend income:
Control investments	$2,810	$2,476	$6,652
Affiliate investments	18,244	14,762	12,683
Non‑Control/Non‑Affiliate investments	69,074	69,487	92,469
Total investment income	90,128	86,725	111,804
EXPENSES:
Interest	14,469	17,211	25,684
Base management fees	17,316	18,524	22,246
Incentive fees	557	—	3,943
Internal administrative service expenses	4,317	3,625	3,088
Offering costs	230	205	376
Professional fees	1,370	1,907	1,683
Insurance	471	422	312
Board of director fees	398	466	418
General and administrative	1,958	1,171	1,256
Total expenses before expense waivers	41,086	43,531	59,006
Waiver of internal administrative services expenses	(4,317)	(3,625)	(3,088)
Total expenses, net of expense waivers	36,769	39,906	55,918
NET INVESTMENT INCOME	53,359	46,819	55,886
NET REALIZED GAIN (LOSS):
Control investments	—	693	(633)
Affiliate investments	(2,673)	(4,041)	(5,266)
Non‑Control/Non‑Affiliate investments	2,175	(49,315)	(12,503)
Realized loss on extinguishment of debt	(2,430)	—	—
Total net realized gain (loss)	(2,928)	(52,663)	(18,402)
NET UNREALIZED APPRECIATION (DEPRECIATION):
Control investments	2,001	(1,700)	8,104
Affiliate investments	10,237	3,798	3,585
Non‑Control/Non‑Affiliate investments	12,857	(4,774)	(8,726)
Total net unrealized appreciation (depreciation)	25,095	(2,676)	2,963
INCOME TAXES:
Federal and state income, excise and other taxes	1,890	1,243	820
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$73,636	$(9,763)	$39,627
NET INVESTMENT INCOME PER SHARE—BASIC AND DILUTED	$0.67	$0.59	$0.70
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE—BASIC AND DILUTED	$0.92	$(0.12)	$0.51
WEIGHTED-AVERAGE SHARES OUTSTANDING—BASIC AND DILUTED	79,873,537	79,212,196	78,757,732

The accompanying notes are an integral part of these consolidated financial statements

MSC Income Fund, Inc.

Consolidated Statements of Changes in Net Assets

(dollars in thousands, except shares)

	Common Stock		Additional	Total
	Number of	Par	Paid‑In	Overdistributed	Total Net
	Shares	Value	Capital	Earnings	Asset Value
Balances at December 31, 2018	78,584,824	$79	$678,627	$(53,340)	$625,366
Dividend reinvestment	3,103,971	2	25,066	—	25,068
Common stock repurchased	(3,225,418)	(3)	(25,608)	—	(25,611)
Net increase resulting from operations	—	—	—	39,627	39,627
Dividends to stockholders	—	—	(2,531)	(52,614)	(55,145)
Balances at December 31, 2019	78,463,377	$78	$675,554	$(66,327)	$609,305
Dividend reinvestment	1,936,415	3	13,693	—	13,696
Common stock repurchased	(791,488)	(1)	(6,093)	—	(6,094)
Net decrease resulting from operations	—	—	—	(9,763)	(9,763)
Dividends to stockholders	—	—	—	(27,520)	(27,520)
Reclassification for certain permanent book-to-tax differences	—	—	(1,126)	1,126	—
Balances at December 31, 2020	79,608,304	$80	$682,028	$(102,484)	$579,624
Issuance of common stock	89,705	—	674	—	674
Dividend reinvestment	1,461,714	1	11,159	—	11,160
Common stock repurchased	(1,333,118)	(1)	(10,064)	—	(10,065)
Net increase resulting from operations	—	—	—	73,636	73,636
Dividends to stockholders	—	—	—	(41,859)	(41,859)
Reclassification for certain permanent book-to-tax differences	—	—	(1,371)	1,371	—
Balances at December 31, 2021	79,826,605	$80	$682,426	$(69,336)	$613,170

The accompanying notes are an integral part of these consolidated financial statements

MSC Income Fund, Inc.

Consolidated Statements of Cash Flows

(dollars in thousands)

	Year Ended
	December 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$73,636	$(9,763)	$39,627
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Principal repayments received, proceeds from sales of investments in portfolio companies	334,535	238,080	357,308
Investments in portfolio companies	(551,052)	(80,928)	(281,973)
Net unrealized (appreciation) depreciation	(25,095)	2,676	(2,963)
Net realized loss on the sale of portfolio investments	498	52,663	18,402
Realized loss on extinguishment of debt	2,430	—	—
Amortization of deferred financing costs	1,277	1,453	1,348
Amortization of deferred offering costs	230	205	376
Accretion of unearned income	(5,139)	(5,794)	(7,787)
Payment-in-kind interest	(5,361)	(4,622)	(4,535)
Changes in other assets and liabilities:
Dividends and interest receivable	(4,688)	446	543
Receivable for securities sold	(21,729)	—	—
Prepaid and other assets	380	1,964	640
Payable for securities purchased	4,170	—	—
Management and incentive fees payable	1,137	(1,186)	(466)
Due to affiliates	—	(44)	(13)
Directors' fees payable	—	(21)	—
Interest payable	2,807	36	(98)
Accounts payable and other liabilities	816	659	(249)
Net cash provided by (used in) operating activities	(191,148)	195,824	120,160
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	674	—	—
Redemption of common stock	(10,065)	(6,094)	(25,611)
Payment of offering costs	(230)	(205)	(376)
Dividends paid	(18,725)	(18,493)	(30,084)
Repayments on Credit Facilities payable	(364,816)	(196,510)	(264,500)
Repayments of Main Street Term Loan	(60,000)	—	—
Proceeds from Credit Facilities payable	489,688	53,326	200,500
Proceeds from Series A Notes due 2026	77,500	—	—
Proceeds from Main Street Term Loan	60,000	—	—
Payment of deferred financing costs	(6,131)	(628)	—
Net cash provided by (used in) financing activities	167,895	(168,604)	(120,071)
Net increase (decrease) in cash, cash equivalents and restricted cash	(23,253)	27,220	89
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	49,066	21,846	21,757
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$25,813	$49,066	21,846

Supplemental cash flow disclosures:
Interest paid	$10,385	$15,721	$24,433
Taxes paid	$1,324	$1,102	$1,269
Non-cash financing activities:
Dividends declared and unpaid	$11,974	$—	$4,669
Value of shares issued pursuant to the dividend reinvestment plan	$11,160	$13,696	$25,068

The accompanying notes are an integral part of these consolidated financial statements

MSC Income Fund

Consolidated Schedule of Investments

December 31, 2021

(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Control Investments (5)

Copper Trail Fund Investments	(12) (13)	Investment Partnership
			LP Interests (CTMH, LP)	(24)	7/17/2017	38.8%				$835	$710

GRT Rubber Technologies LLC		Manufacturer of Engineered Rubber Products
			Secured Debt		12/19/2014		8.10% (L+8.00%)	10/29/2026	$19,152	18,930	19,152
			Member Units	(8)	12/19/2014	2,896				6,435	22,750
										25,365	41,902
Harris Preston Fund Investments	(12) (13)	Investment Partnership
			LP Interests (2717 MH, L.P.)	(24)	10/1/2017	49.3%				2,703	3,971

Subtotal Control Investments (7.6% of net assets at fair value)										$28,903	$46,583
Affiliate Investments (6)
AFG Capital Group, LLC		Provider of Rent-to-Own Financing Solutions and Services
			Secured Debt		4/25/2019		10.00%	5/25/2022	36	36	36
			Preferred Member Units	(8)	11/7/2014	46				300	1,930
										336	1,966
Analytical Systems Keco Holdings, LLC		Manufacturer of Liquid and Gas Analyzers
			Secured Debt	(9)	8/16/2019		12.00% (L+10.00%, Floor 2.00%)	8/16/2024	1,236	1,178	1,178
			Preferred Member Units		8/16/2019	800				800	-
			Preferred Member Units		5/20/2021	607				607	1,220
			Warrants	(27)	8/16/2019	105		8/16/2029		79	-
										2,664	2,398
ATX Networks Corp.	(11)	Provider of Radio Frequency Management Equipment
			Secured Debt	(9)	9/1/2021		8.50% (L+7.50%, Floor 1.00%)	9/1/2026	7,698	7,153	7,121
			Unsecured Debt	(19)	9/1/2021		10.00% PIK	9/1/2028	3,090	2,010	1,977
			Common Stock		9/1/2021	585				-	-
										9,163	9,098
Barfly Ventures, LLC	(10)	Casual Restaurant Group
			Member Units		10/26/2020	12				528	643

Brewer Crane Holdings, LLC		Provider of Crane Rental and Operating Services
			Secured Debt	(9)	1/9/2018		11.00% (L+10.00%, Floor 1.00%)	1/9/2023	2,015	2,005	2,005
			Preferred Member Units	(8)	1/9/2018	737				1,070	1,930
										3,075	3,935
Centre Technologies Holdings, LLC		Provider of IT Hardware Services and Software Solutions
			Secured Debt	(9)	1/4/2019		12.00% (L+10.00%, Floor 2.00%)	1/4/2024	2,354	2,331	2,216
			Preferred Member Units		1/4/2019	3,174				1,460	1,460
										3,791	3,676
Chamberlin Holding LLC		Roofing and Waterproofing Specialty Contractor
			Secured Debt	(9)	2/26/2018		9.00% (L+8.00%, Floor 1.00%)	2/26/2023	4,454	4,406	4,454
			Member Units	(8)	2/26/2018	1,087				2,860	6,030
			Member Units	(8) (23)	11/2/2018	261,786				330	385
										7,596	10,869
Charps, LLC		Pipeline Maintenance and Construction

MSC Income Fund

Consolidated Schedule of Investments (Continued)

December 31, 2021

(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Preferred Member Units	(8)	2/3/2017	457				491	3,500

Clad-Rex Steel, LLC		Specialty Manufacturer of Vinyl-Clad Metal
			Secured Debt	(9)	12/20/2016		10.50% (L+9.50%, Floor 1.00%)	1/15/2024	2,620	2,620	2,620
			Member Units	(8)	12/20/2016	179				1,820	2,560
			Secured Debt		12/20/2016		10.00%	12/20/2036	270	268	268
			Member Units	(23)	12/20/2016	200				53	133
										4,761	5,581
Cody Pools, Inc.		Designer of Residential and Commercial Pools
			Secured Debt	(9)	3/6/2020		12.25% (L+10.50%, Floor 1.75%)	12/17/2026	7,187	7,055	7,181
			Preferred Member Units	(8) (23)	3/6/2020	147				2,079	11,910
										9,134	19,091
Colonial Electric Company LLC		Provider of Electrical Contracting Services
			Secured Debt		3/31/2021		12.00%	3/31/2026	6,143	6,007	6,007
			Preferred Member Units	(8)	3/31/2021	4,320				1,920	2,280
										7,927	8,287
Datacom, LLC		Technology and Telecommunications Provider
			Secured Debt		3/31/2021		5.00%	12/31/2025	988	901	852
			Preferred Member Units		3/31/2021	1,000				290	290
										1,191	1,142
Digital Products Holdings LLC		Designer and Distributor of Consumer Electronics
			Secured Debt	(9)	4/1/2018		11.00% (L+10.00%, Floor 1.00%)	4/1/2023	4,213	4,186	4,186
			Preferred Member Units	(8)	4/1/2018	964				2,375	2,459
										6,561	6,645
Direct Marketing Solutions, Inc.		Provider of Omni-Channel Direct Marketing Services
			Secured Debt	(9)	2/13/2018		12.00% (L+11.00%, Floor 1.00%)	2/13/2024	4,705	4,644	4,698
			Preferred Stock	(8)	2/13/2018	2,100				2,100	4,590
										6,744	9,288
Flame King Holdings, LLC		Propane Tank and Accessories Distributor
			Secured Debt	(9)	10/29/2021		7.50% (L+6.50%, Floor 1.00%)	10/31/2026	1,600	1,581	1,581
			Secured Debt	(9)	10/29/2021		12.00% (L+11.00%, Floor 1.00%)	10/31/2026	5,300	5,145	5,145
			Preferred Equity		10/29/2021	2,340				2,600	2,600
										9,326	9,326
Freeport Financial Funds	(12) (13)	Investment Partnership
			LP Interests (Freeport First Lien Loan Fund III LP)	(8) (24)	7/31/2015	6.0%				7,629	7,231

Gamber-Johnson Holdings, LLC		Manufacturer of Ruggedized Computer Mounting Systems
			Secured Debt	(9)	6/24/2016		9.50% (L+7.50%, Floor 2.00%)	1/1/2025	5,400	5,382	5,400
			Member Units	(8)	6/24/2016	2,261				4,423	12,430
										9,805	17,830
GFG Group, LLC.		Grower and Distributor of a Variety of Plants and Products to Other Wholesalers, Retailers and Garden Centers
			Secured Debt		3/31/2021		12.00%	3/31/2026	3,136	3,053	3,136

MSC Income Fund

Consolidated Schedule of Investments (Continued)

December 31, 2021

(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Preferred Member Units	(8)	3/31/2021	56				1,225	1,750
										4,278	4,886
Gulf Publishing Holdings, LLC		Energy Industry Focused Media and Publishing
			Secured Debt	(9) (17) (19)	9/29/2017		10.50% (5.25% Cash, 5.25% PIK) (L+9.50%, Floor 1.00%)	9/30/2020	64	64	64
			Secured Debt	(17) (19)	4/29/2016		12.50% (6.25% Cash, 6.25% PIK)	4/29/2021	3,391	3,391	2,429
			Member Units		4/29/2016	920				920	-
										4,375	2,493
Harris Preston Fund Investments	(12) (13)	Investment Partnership
			LP Interests (HPEP 3, L.P.)	(24)	8/9/2017	8.2%				3,193	4,712

Kickhaefer Manufacturing Company, LLC		Precision Metal Parts Manufacturing
			Secured Debt		10/31/2018		11.50%	10/31/2023	5,104	5,040	5,040
			Member Units		10/31/2018	145				3,060	3,080
			Secured Debt		10/31/2018		9.00%	10/31/2048	979	970	970
			Member Units	(8) (23)	10/31/2018	200				248	615
										9,318	9,705
Market Force Information, LLC		Provider of Customer Experience Management Services
			Secured Debt	(14) (19)	7/28/2017		12.00% PIK	7/28/2023	6,520	6,463	2,234
			Member Units		7/28/2017	185,980				4,160	-
										10,623	2,234
MH Corbin Holding LLC		Manufacturer and Distributor of Traffic Safety Products
			Secured Debt		8/31/2015		13.00%	3/31/2022	2,063	2,061	1,484
			Preferred Member Units		3/15/2019	16,500				1,100	-
			Preferred Member Units		9/1/2015	1,000				1,500	-
										4,661	1,484
Mystic Logistics Holdings, LLC		Logistics and Distribution Services Provider for Large Volume Mailers
			Secured Debt		8/18/2014		12.00%	1/17/2022	1,595	1,594	1,595
			Common Stock	(8)	8/18/2014	1,468				680	2,210
										2,274	3,805
NexRev LLC		Provider of Energy Efficiency Products & Services
			Secured Debt		2/28/2018		11.00%	2/28/2023	4,054	4,031	3,510
			Preferred Member Units	(8)	2/28/2018	21,600,000				1,720	670
										5,751	4,180
NuStep, LLC		Designer, Manufacturer and Distributor of Fitness Equipment
			Secured Debt	(9)	1/31/2017		7.50% (L+6.50%, Floor 1.00%)	1/31/2025	430	430	430
			Secured Debt		1/31/2017		11.00%	1/31/2025	4,310	4,308	4,310
			Preferred Member Units		1/31/2017	102				2,550	3,380
										7,288	8,120
Oneliance, LLC		Construction Cleaning Company
			Secured Debt	(9)	8/6/2021		12.00% (L+11.00%, Floor 1.00%)	8/6/2026	1,400	1,374	1,374
			Preferred Stock		8/6/2021	264				264	264
										1,638	1,638
Orttech Holdings, LLC		Distributor of Industrial Clutches, Brakes and Other Components
			Secured Debt	(9)	7/30/2021		12.00% (L+11.00%, Floor 1.00%)	7/31/2026	6,094	5,978	5,978
			Preferred Stock	(8) (23)	7/30/2021	2,500				2,500	2,500
										8,478	8,478

MSC Income Fund

Consolidated Schedule of Investments (Continued)

December 31, 2021

(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
SI East, LLC		Rigid Industrial Packaging Manufacturing
			Secured Debt		8/31/2018		10.25%	8/31/2023	21,950	21,892	21,950
			Preferred Member Units	(8)	8/31/2018	52				406	3,860
										22,298	25,810
Sonic Systems International, LLC	(10)	Nuclear Power Staffing Services
			Secured Debt	(9)	8/20/2021		8.50% (L+7.50%, Floor 1.00%)	8/20/2026	14,000	13,738	13,738
			Common Stock		8/20/2021	9,191				1,250	1,250
										14,988	14,988
Tedder Industries, LLC		Manufacturer of Firearm Holsters and Accessories
			Secured Debt		8/31/2018		12.00%	8/31/2022	4,060	4,013	4,013
			Preferred Member Units		8/31/2018	126				2,145	2,145
										6,158	6,158
Trantech Radiator Topco, LLC		Transformer Cooling Products and Services
			Secured Debt		5/31/2019		12.00%	5/31/2024	2,180	2,137	2,174
			Common Stock	(8)	5/31/2019	154				1,164	2,160
										3,301	4,334
VVS Holdco LLC		Omnichannel Retailer of Animal Health Products
			Secured Debt	(9) (23)	12/1/2021		7.00% (L+6.00%, Floor 1.00%)	12/1/2026	300	292	292
			Secured Debt	(23)	12/1/2021		11.50%	12/1/2026	7,600	7,375	7,375
			Preferred Equity	(23)	12/1/2021	2,960				2,960	2,960
										10,627	10,627
Subtotal Affiliate Investments (38.2% of net assets at fair value)										$209,971	$234,158
Non-Control Investments
AAC Holdings, Inc.	(11)	Substance Abuse Treatment Service Provider
			Secured Debt	(19)	12/11/2020		18.00% (10.00% Cash, 8.00% PIK)	6/25/2025	3,636	3,342	3,491
			Common Stock		12/11/2020	593,927				3,148	2,079
			Warrants	(27)	12/11/2020	197,717		12/11/2025	-	-	692
Subtotal Affiliate Investments (38.7% of net assets at fair value)										6,490	6,262

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Non-Control/Non-Affiliate Investments (7)
AAC Holdings, Inc.	(11)	Substance Abuse Treatment Service Provider
			Secured Debt	(19)	12/11/2020		18.00% (10.00% Cash, 8.00% PIK)	6/25/2025	$3,636	$3,342	$3,491
			Common Stock		12/11/2020	593,927				3,148	2,079
			Warrants	(27)	12/11/2020	197,717		12/11/2025		—	692
										6,490	6,262
ADS Tactical, Inc.	(11)	Value-Added Logistics and Supply Chain Provider to the Defense Industry
			Secured Debt	(9)	3/29/2021		6.75% (L+5.75%, Floor 1.00%)	3/19/2026	9,625	9,450	9,571

American Health Staffing Group, Inc.	(10)	Healthcare Temporary Staffing
			Secured Debt	(9)	11/19/2021		7.00% (L+6.00%, Floor 1.00%)	11/19/2026	8,833	8,736	8,736

American Nuts, LLC	(10)	Roaster, Mixer and Packager of Bulk Nuts and Seeds
			Secured Debt	(9)	12/21/2018		9.00% (L+8.00%, Floor 1.00%)	4/10/2025	12,016	11,892	12,016

American Teleconferencing Services, Ltd.	(11)	Provider of Audio Conferencing and

MSC Income Fund

Consolidated Schedule of Investments (Continued)

December 31, 2021

(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
		Video Collaboration Solutions
			Secured Debt	(9) (14) (17)	9/17/2021		7.50% (L+6.50%, Floor 1.00%)	9/9/2021	2,425	2,375	73
			Secured Debt	(9) (14)	5/19/2016		7.50% (L+6.50%, Floor 1.00%)	6/28/2023	11,693	11,451	351
										13,826	424
ArborWorks, LLC	(10)	Vegetation Management Services
			Secured Debt	(9)	11/9/2021		8.00% (L+7.00%, Floor 1.00%)	11/9/2026	17,317	16,929	16,929
			Common Equity		11/9/2021	124				124	124
										17,053	17,053
AVEX Aviation Holdings, LLC	(10)	Specialty Aircraft Dealer
			Secured Debt	(9)	12/15/2021		7.50% (L+6.50%, Floor 1.00%)	12/15/2026	1,850	1,806	1,806
			Common Equity		12/15/2021	50				50	50
										1,856	1,856
BBB Tank Services, LLC		Maintenance, Repair and Construction Services to the Above-Ground Storage Tank Market
			Unsecured Debt	(9) (17)	4/8/2016		12.00% (L+11.00%, Floor 1.00%)	4/8/2021	1,200	1,200	625
			Preferred Stock (non-voting)	(19)	12/17/2018		15.00% PIK			41	—
			Member Units		4/8/2016	200,000				200	—
										1,441	625
Berry Aviation, Inc.	(10)	Charter Airline Services
			Secured Debt	(19)	7/6/2018		12.00% (10.50% Cash, 1.50% PIK)	1/6/2024	4,688	4,658	4,688
			Preferred Member Units	(8) (19) (23)	11/12/2019	122,416	16.00% PIK			168	208
			Preferred Member Units	(19) (23)	7/6/2018	1,548,387	8.00% PIK			1,671	2,487
										6,497	7,383
Binswanger Enterprises, LLC	(10)	Glass Repair and Installation Service Provider
			Secured Debt	(9)	3/10/2017		9.50% (L+8.50%, Floor 1.00%)	3/10/2023	12,001	11,977	12,001
			Member Units		3/10/2017	1,050,000				1,050	730
										13,027	12,731
Bluestem Brands, Inc.	(11)	Multi-Channel Retailer of General Merchandise
			Secured Debt	(9)	8/28/2020		10.00% (L+8.50%, Floor 1.50%)	8/28/2025	5,745	5,745	5,724
			Common Stock	(8)	10/1/2020	700,446				—	1,471
										5,745	7,195
Boccella Precast Products LLC		Manufacturer of Precast Hollow Core Concrete
			Secured Debt		9/23/2021		10.00%	2/28/2027	80	80	80
			Member Units	(8)	6/30/2017	540,000				564	1,207
										644	1,287
Brightwood Capital Fund Investments	(12) (13)	Investment Partnership
			LP Interests (Brightwood Capital Fund III, LP)	(8) (24)	7/21/2014	0.5%				2,495	1,423
			LP Interests (Brightwood Capital Fund IV, LP)	(8) (24)	10/26/2016	1.2%				8,737	8,788
										11,232	10,211
Buca C, LLC		Casual Restaurant Group
			Secured Debt	(9) (17)	6/30/2015		10.25% (L+9.25%, Floor 1.00%)	6/30/2020	13,164	13,164	9,705
			Preferred Member Units	(19)	6/30/2015	4	6.00% PIK			3,040	—
										16,204	9,705
Burning Glass Intermediate Holding Company, Inc.	(10)	Provider of Skills-Based Labor Market Analytics

MSC Income Fund

Consolidated Schedule of Investments (Continued)

December 31, 2021

(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt	(9)	6/14/2021		6.00% (L+5.00%, Floor 1.00%)	6/10/2026	310	285	285
			Secured Debt	(9)	6/14/2021		6.00% (L+5.00%, Floor 1.00%)	6/10/2028	13,389	13,168	13,290
										13,453	13,575
Cadence Aerospace LLC	(10)	Aerostructure Manufacturing
			Secured Debt	(9) (19)	11/14/2017		9.28% Cash, 0.22% PIK	11/14/2023	20,276	20,174	19,017

CAI Software LLC		Provider of Specialized Enterprise Resource Planning Software
			Preferred Equity		12/13/2021	379,338				379	379
			Preferred Equity		12/13/2021	126,446				—	—
										379	379
Camin Cargo Control, Inc.	(11)	Provider of Mission Critical Inspection, Testing and Fuel Treatment Services
			Secured Debt	(9)	6/14/2021		7.50% (L+6.50%, Floor 1.00%)	6/4/2026	7,960	7,888	7,920

Career Team Holdings, LLC		Provider of Workforce Training and Career Development Services
			Secured Debt		12/17/2021		12.50%	12/17/2026	2,250	2,180	2,180
			Class A Common Units		12/17/2021	50,000				500	500
										2,680	2,680
Cenveo Corporation	(11)	Provider of Digital Marketing Agency Services
			Common Stock		9/7/2018	253,194				4,848	2,236

Chisholm Energy Holdings, LLC	(10)	Oil & Gas Exploration & Production
			Secured Debt	(9)	5/15/2019		7.75% (L+6.25%, Floor 1.50%)	5/15/2026	2,857	2,817	2,663

Clarius BIGS, LLC	(10)	Prints & Advertising Film Financing
			Secured Debt	(14) (17) (19)	9/23/2014		15.00% PIK	1/5/2015	2,772	2,431	33

Classic H&G Holdings, LLC		Provider of Engineered Packaging Solutions
			Secured Debt	(9)	3/12/2020		7.00% (L+6.00%, Floor 1.00%)	3/12/2025	1,000	997	1,000
			Secured Debt		3/12/2020		8.00%	3/12/2025	4,819	4,717	4,819
			Preferred Member Units	(8)	3/12/2020	39				1,440	3,810
										7,154	9,629
Computer Data Source, LLC	(10)	Third Party Maintenance Provider to the Data Center Ecosystem
			Secured Debt	(9)	8/6/2021		8.50% (L+7.50%, Floor 1.00%)	8/6/2026	18,011	17,639	17,639

Construction Supply Investments, LLC	(10)	Distribution Platform of Specialty Construction Materials to Professional Concrete and Masonry Contractors
			Member Units	(8)	12/29/2016	861,618				3,335	14,640

DMA Industries, LLC		Distributor of aftermarket ride control products
			Secured Debt		11/19/2021		12.00%	11/19/2026	5,300	5,196	5,196
			Preferred Equity		11/19/2021	1,486				1,486	1,486
										6,682	6,682
DTE Enterprises, LLC	(10)	Industrial Powertrain Repair and Services

MSC Income Fund

Consolidated Schedule of Investments (Continued)

December 31, 2021

(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt	(9)	4/13/2018		9.50% (L+8.00%, Floor 1.50%)	4/13/2023	9,369	9,311	8,926
			Class AA Preferred Member Units (non-voting)	(8) (19)	4/13/2018		10.00% PIK			1,051	1,051
			Class A Preferred Member Units	(19)	4/13/2018	776,316	8.00% PIK			776	320
										11,138	10,297
Dynamic Communities, LLC	(10)	Developer of Business Events and Online Community Groups
			Secured Debt	(9)	7/17/2018		9.50% (L+8.50%, Floor 1.00%)	7/17/2023	5,681	5,641	5,570

EPIC Y-Grade Services, LP	(11)	NGL Transportation & Storage
			Secured Debt	(9)	6/22/2018		7.00% (L+6.00%, Floor 1.00%)	6/30/2027	6,892	6,814	5,861

Event Holdco, LLC	(10)	Event and Learning Management Software for Healthcare Organizations and Systems
			Secured Debt	(9) (23)	12/22/2021		8.00% (L+7.00%, Floor 1.00%)	12/22/2026	3,692	3,653	3,653

Flip Electronics LLC	(10)	Distributor of Hard-to-Find and Obsolete Electronic Components
			Secured Debt	(9)	1/4/2021		9.09% (L+8.09%, Floor 1.00%)	1/2/2026	6,000	5,891	5,874

GoWireless Holdings, Inc.	(11)	Provider of Wireless Telecommunications Carrier Services
			Secured Debt	(9)	1/10/2018		7.50% (L+6.50%, Floor 1.00%)	12/22/2024	15,018	14,953	15,052

GS Operating, LLC	(10)	Distributor of Industrial and Specialty Parts
			Secured Debt	(9)	2/24/2020		8.00% (L+6.50%, Floor 1.50%)	2/24/2025	12,193	11,960	12,193

Hawk Ridge Systems, LLC	(13)	Value-Added Reseller of Engineering Design and Manufacturing Solutions
			Secured Debt	(9)	12/2/2016		7.00% (L+6.00%, Floor 1.00%)	1/15/2026	646	646	646
			Secured Debt		12/2/2016		8.00%	1/15/2026	7,450	7,388	7,450
			Preferred Member Units	(8)	12/2/2016	56				713	3,670
			Preferred Member Units	(23)	12/2/2016	56				38	190
										8,785	11,956
HDC/HW Intermediate Holdings	(10)	Managed Services and Hosting Provider
			Secured Debt	(9)	12/21/2018		8.50% (L+7.50%, Floor 1.00%)	12/21/2023	1,934	1,916	1,715

Hybrid Promotions, LLC	(10)	Wholesaler of Licensed, Branded and Private Label Apparel
			Secured Debt	(9)	6/30/2021		9.25% (L+8.25%, Floor 1.00%)	6/30/2026	7,875	7,730	7,809

IG Parent Corporation	(11)	Software Engineering
			Secured Debt	(9)	7/30/2021		6.75% (L+5.75%, Floor 1.00%)	7/30/2026	6,394	6,278	6,280

MSC Income Fund

Consolidated Schedule of Investments (Continued)

December 31, 2021

(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Implus Footcare, LLC	(10)	Provider of Footwear and Related Accessories
			Secured Debt	(9)	6/1/2017		8.75% (L+7.75%, Floor 1.00%)	4/30/2024	17,093	17,080	16,216

Independent Pet Partners Intermediate Holdings, LLC	(10)	Omnichannel Retailer of Specialty Pet Products
			Secured Debt	(19)	12/10/2020		6.00% PIK	11/20/2023	10,415	9,795	9,815
			Preferred Stock (non-voting)	(19)	12/10/2020		6.00% PIK			2,470	3,310
			Preferred Stock (non-voting)		12/10/2020					—	—
			Member Units		11/20/2018	1,191,667				1,192	—
										13,457	13,125
Industrial Services Acquisition, LLC	(10)	Industrial Cleaning Services
			Secured Debt	(9)	8/13/2021		7.75% (L+6.75%, Floor 1.00%)	8/13/2026	18,406	18,033	18,033
			Preferred Member Units	(8) (19) (23)	1/31/2018	336	10.00% PIK			281	383
			Preferred Member Units	(8) (19) (23)	5/17/2019	187	20.00% PIK			190	231
			Member Units	(23)	6/17/2016	2,100				2,100	1,710
										20,604	20,357
Infolinks Media Buyco, LLC	(10)	Exclusive Placement Provider to the Advertising Ecosystem
			Secured Debt	(9)	11/1/2021		7.00% (L+6.00%, Floor 1.00%)	11/1/2026	10,850	10,578	10,578

Interface Security Systems, L.L.C	(10)	Commercial Security & Alarm Services
			Secured Debt	(9)	12/9/2021		11.75% (L+10.00%, Floor 1.75%)	8/7/2023	343	343	343
			Secured Debt	(9) (14) (19)	8/7/2019		9.75% (8.75% Cash, 1.00% PIK) (1.00% PIK + L+7.00%, Floor 1.75%)	8/7/2023	7,334	7,249	5,248
										7,592	5,591
Intermedia Holdings, Inc.	(11)	Unified Communications as a Service
			Secured Debt	(9)	8/3/2018		7.00% (L+6.00%, Floor 1.00%)	7/19/2025	5,659	5,649	5,632

Invincible Boat Company, LLC.	(10)	Manufacturer of Sport Fishing Boats
			Secured Debt	(9)	8/28/2019		8.00% (L+6.50%, Floor 1.50%)	8/28/2025	17,770	17,624	17,770

INW Manufacturing, LLC	(11)	Manufacturer of Nutrition and Wellness Products
			Secured Debt	(9)	5/19/2021		6.50% (L+5.75%, Floor 0.75%)	3/25/2027	7,359	7,155	7,212

Iron-Main Investments, LLC		Consumer Reporting Agency Providing Employment Background Checks and Drug Testing
			Secured Debt		8/3/2021		13.00%	8/1/2026	1,150	1,118	1,118
			Secured Debt		9/1/2021		12.50%	9/1/2026	800	777	777
			Secured Debt		8/3/2021		12.50%	11/30/2026	5,000	4,853	4,853
			Secured Debt	(19)	8/3/2021		12.50% PIK	3/31/2022	2,212	2,148	2,148
			Common Stock		8/3/2021	44,944				449	449
										9,345	9,345
Isagenix International, LLC	(11)	Direct Marketer of Health & Wellness Products
			Secured Debt	(9)	6/21/2018		6.75% (L+5.75%, Floor 1.00%)	6/14/2025	5,158	5,129	3,865

Jackmont Hospitality, Inc.	(10)	Franchisee of Casual Dining Restaurants
			Secured Debt	(9)	5/26/2015		8.00% (L+7.00%, Floor 1.00%)	11/4/2024	4,200	4,200	4,200
			Preferred Equity		11/8/2021	5,653,333				624	628

MSC Income Fund

Consolidated Schedule of Investments (Continued)

December 31, 2021

(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
										4,824	4,828
Joerns Healthcare, LLC	(11)	Manufacturer and Distributor of Health Care Equipment & Supplies
			Secured Debt	(9)	8/21/2019		7.00% (L+6.00%, Floor 1.00%)	8/21/2024	3,351	3,320	3,039
			Secured Debt	(19)	11/15/2021		15.00% PIK	11/8/2022	862	862	862
			Common Stock		8/21/2019	392,514				3,678	—
										7,860	3,901
Johnson Downie Opco, LLC		Executive Search Services
			Secured Debt	(9)	12/10/2021		13.00% (L+11.50%, Floor 1.50%)	12/10/2026	1,275	1,246	1,246
			Preferred Equity		12/10/2021	350				350	350
										1,596	1,596
JTI Electrical & Mechanical, LLC	(10)	Electrical, Mechanical and Automation Services
			Secured Debt	(9)	12/22/2021		7.00% (L+6.00%, Floor 1.00%)	12/22/2026	3,158	3,081	3,081
			Common Equity		12/22/2021	140,351				140	140
										3,221	3,221
KMS, LLC	(10)	Wholesaler of Closeout and Value-priced Products
			Secured Debt	(9)	10/4/2021		8.25% (L+7.25%, Floor 1.00%)	10/4/2026	9,476	9,242	9,242

Knight Energy Services LLC	(11)	Oil and Gas Equipment & Services
			Secured Debt	(19)	1/9/2015		8.50% PIK	2/9/2024	961	961	677
			Common Stock		11/14/2018	25,692				1,843	—
										2,804	677
Laredo Energy, LLC	(10)	Oil & Gas Exploration & Production
			Member Units		5/4/2020	1,155,952				11,560	9,659

LaserAway Intermediate Holdings II, LLC	(11)	Aesthetic Dermatology Service Provider
			Secured Debt	(9)	10/18/2021		6.50% (L+5.75%, Floor 0.75%)	10/14/2027	4,130	4,050	4,115

Lightbox Holdings, L.P.	(11)	Provider of Commercial Real Estate Software
			Secured Debt		5/23/2019		5.22% (L+5.00%)	5/9/2026	5,886	5,831	5,812

LL Management, Inc.	(10)	Medical Transportation Service Provider
			Secured Debt	(9)	5/2/2019		8.25% (L+7.25%, Floor 1.00%)	9/25/2023	14,332	14,256	14,332

LLFlex, LLC	(10)	Provider of Metal-Based Laminates
			Secured Debt	(9)	8/16/2021		10.00% (L+9.00%, Floor 1.00%)	8/16/2026	4,988	4,882	4,882

Logix Acquisition Company, LLC	(10)	Competitive Local Exchange Carrier
			Secured Debt	(9)	1/8/2018		6.75% (L+5.75%, Floor 1.00%)	12/22/2024	12,484	12,438	11,798

Mac Lean-Fogg Company	(10)	Manufacturer and Supplier for Auto and Power Markets
			Secured Debt	(9)	4/22/2019		5.88% (L+5.25%, Floor 0.625%)	12/22/2025	7,301	7,266	7,301
			Preferred Stock	(19)	10/1/2019		13.75% (4.50% Cash, 9.25% PIK)			760	760
										8,026	8,061
Mako Steel, LP	(10)	Self-Storage Design & Construction
			Secured Debt	(9)	3/15/2021		8.00% (L+7.25%, Floor 0.75%)	3/13/2026	19,544	19,175	19,544

MSC Income Fund

Consolidated Schedule of Investments (Continued)

December 31, 2021

(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
MB2 Dental Solutions, LLC	(11)	Dental Partnership Organization
			Secured Debt	(9)	1/28/2021		7.00% (L+6.00%, Floor 1.00%)	1/29/2027	11,697	11,462	11,697

Mills Fleet Farm Group, LLC	(10)	Omnichannel Retailer of Work, Farm and Lifestyle Merchandise
			Secured Debt	(9)	10/24/2018		7.25% (L+6.25%, Floor 1.00%)	10/24/2024	17,781	17,555	17,781

NinjaTrader, LLC	(10)	Operator of Futures Trading Platform
			Secured Debt	(9)	12/18/2019		7.25% (L+6.25%, Floor 1.00%)	12/18/2024	16,875	16,602	16,840

NNE Partners, LLC	(10)	Oil & Gas Exploration & Production
			Secured Debt	(19)	3/2/2017		9.37% (4.87% Cash, 4.50% PIK) (4.50% PIK + L+4.75%)	12/31/2023	21,607	21,599	20,188

NTM Acquisition Corp.	(11)	Provider of B2B Travel Information Content
			Secured Debt	(9) (19)	7/12/2016		8.25% (7.25% Cash, 1.00% PIK) (1.00%PIK + L+6.25%, Floor 1.00%)	6/7/2024	4,258	4,254	4,216

NWN Corporation	(10)	Value Added Reseller and Provider of Managed Services to a Diverse Set of Industries
			Secured Debt	(9)	5/7/2021		7.50% (L+6.50%, Floor 1.00%)	5/7/2026	22,162	21,687	21,786

OVG Business Services, LLC	(10)	Venue Management Services
			Secured Debt	(9)	11/29/2021		7.25% (L+6.25%, Floor 1.00%)	11/19/2028	17,500	17,327	17,327

RA Outdoors LLC	(10)	Software Solutions Provider for Outdoor Activity Management
			Secured Debt	(9)	4/8/2021		7.75% (L+6.75%, Floor 1.00%)	4/8/2026	18,719	18,544	17,731

Research Now Group, Inc. and Survey Sampling International, LLC	(11)	Provider of Outsourced Online Surveying
			Secured Debt	(9)	12/29/2017		6.50% (L+5.50%, Floor 1.00%)	12/20/2024	9,897	9,897	9,787

RM Bidder, LLC	(10)	Scripted and Unscripted TV and Digital Programming Provider
			Member Units		11/12/2015	1,854				31	18
			Warrants	(26)	11/12/2015			10/20/2025		284	—
										315	18
Robbins Bros. Jewelry, Inc.		Bridal Jewelry Retailer
			Secured Debt	(9)	12/15/2021		12.00% (L+11.00%, Floor 1.00%)	12/15/2026	4,040	3,950	3,950
			Preferred Equity		12/15/2021	1,230				1,230	1,230
										5,180	5,180
Roof Opco, LLC	(10)	Residential Re-Roofing/Repair
			Secured Debt	(9)	8/27/2021		7.00% (L+6.00%, Floor 1.00%)	8/27/2026	3,500	3,343	3,343

Rug Doctor, LLC.	(10)	Carpet Cleaning Products and Machinery
			Secured Debt	(9)	7/16/2021		7.25% (L+6.25%, Floor 1.00%)	11/16/2024	12,367	12,217	12,099

MSC Income Fund

Consolidated Schedule of Investments (Continued)

December 31, 2021

(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Salient Partners L.P.	(11)	Provider of Asset Management Services
			Secured Debt	(9)	8/31/2018		7.00% (L+6.00%, Floor 1.00%)	10/30/2022	6,251	6,292	4,063
			Secured Debt	(9)	9/30/2021		6.00% (L+5.00%, Floor 1.00%)	10/30/2022	1,250	1,250	2,435
										7,542	6,498
Savers, Inc.	(11)	For-Profit Thrift Retailer
			Secured Debt	(9)	5/14/2021		6.25% (L+5.50%, Floor 0.75%)	4/26/2028	4,372	4,331	4,366

SIB Holdings, LLC	(10)	Provider of Cost Reduction Services
			Secured Debt	(9)	10/29/2021		7.00% (L+6.00%, Floor 1.00%)	10/29/2026	7,853	7,661	7,674
			Common Equity		10/29/2021	119,048				250	250
										7,911	7,924
Slick Innovations, LLC		Text Message Marketing Platform
			Secured Debt		9/13/2018		13.00%	9/13/2023	1,330	1,211	1,330
			Common Stock		9/13/2018	17,500				175	380
			Warrants	(27)	9/13/2018	4,521		9/13/2028		45	100
										1,431	1,810
South Coast Terminals Holdings, LLC	(10)	Specialty Toll Chemical Manufacturer
			Secured Debt	(9)	12/10/2021		7.25% (L+6.25%, Floor 1.00%)	12/13/2026	3,558	3,480	3,480
			Common Equity		12/10/2021	60,606				61	61
										3,541	3,541
Student Resource Center, LLC	(10)	Higher Education Services
			Secured Debt	(9)	6/25/2021		9.00% (L+8.00%, Floor 1.00%)	6/25/2026	12,188	11,949	12,029

Tex Tech Tennis, LLC	(10)	Sporting Goods & Textiles
			Common Stock	(23)	7/7/2021	1,000,000				1,000	1,000

The Affiliati Network, LLC		Performance Marketing Solutions
			Secured Debt		8/9/2021		7.00%	8/9/2026	70	65	65
			Secured Debt		8/9/2021		11.83%	8/9/2026	3,340	3,270	3,270
			Preferred Stock	(8)	8/9/2021	320,000				1,600	1,600
										4,935	4,935
U.S. TelePacific Corp.	(11)	Provider of Communications and Managed Services
			Secured Debt	(9)	5/17/2017		7.00% (L+6.00%, Floor 1.00%)	5/2/2023	12,500	12,400	9,449

USA DeBusk LLC	(10)	Provider of Industrial Cleaning Services
			Secured Debt	(9)	10/22/2019		6.75% (L+5.75%, Floor 1.00%)	9/8/2026	19,950	19,692	19,950

Vida Capital, Inc	(11)	Alternative Asset Manager
			Secured Debt		10/10/2019		6.10% (L+6.00%)	10/1/2026	6,825	6,752	6,330

Vistar Media, Inc.	(10)	Operator of Digital Out-of-Home Advertising Platform
			Preferred Stock		4/3/2019	70,207				767	1,720

Volusion, LLC		Provider of Online Software-as-a-Service eCommerce Solutions
			Secured Debt	(17)	1/26/2015		11.50%	1/26/2020	7,472	7,472	7,472
			Unsecured Convertible Debt		5/16/2018		8.00%	11/16/2023	175	175	175
			Preferred Member Units		1/26/2015	2,090,001				6,000	2,570
			Warrants	(27)	1/26/2015	784,867		1/26/2025		1,104	—
										14,751	10,217

MSC Income Fund

Consolidated Schedule of Investments (Continued)

December 31, 2021

(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
VORTEQ Coil Finishers, LLC	(10)	Specialty Coating of Aluminum and Light-Gauge Steel
			Secured Debt	(9)	11/30/2021		8.50% (L+7.50%, Floor 1.00%)	11/30/2026	19,231	18,852	18,852
			Common Equity		11/30/2021	769,231				770	769
										19,622	19,621
Wall Street Prep, Inc.	(10)	Financial Training Services
			Secured Debt	(9)	7/19/2021		8.00% (L+7.00%, Floor 1.00%)	7/19/2026	5,466	5,355	5,355
			Common Stock		7/19/2021	500,000				500	500
										5,855	5,855
Watterson Brands, LLC	(10)	Facility Management Services
			Secured Debt	(9)	12/17/2021		7.25% (L+6.25%, Floor 1.00%)	12/17/2026	2,337	2,278	2,278

Winter Services LLC	(10)	Provider of Snow Removal and Ice Management Services
			Secured Debt	(9)	11/19/2021		8.00% (L+7.00%, Floor 1.00%)	11/19/2026	12,847	12,494	12,548

Xenon Arc, Inc.	(10)	Tech-enabled Distribution Services to Chemicals and Food Ingredients Primary Producers
			Secured Debt	(9)	12/17/2021		6.75% (L+6.00%, Floor 0.75%)	12/17/2026	2,400	2,320	2,320

YS Garments, LLC	(11)	Designer and Provider of Branded Activewear
			Secured Debt	(9)	8/22/2018		6.50% (L+5.50%, Floor 1.00%)	8/9/2024	6,470	6,438	6,244

Subtotal Non-Control/Non-Affiliate Investments (129.9% of net assets at fair value)										$828,301	$796,395
Total Portfolio Investments, December 31, 2021 (175.7% of net assets at fair value)										$1,067,175	$1,077,136

Short-Term Investments (16)
Fidelity Institutional Money Market Funds (21)			Prime Money Market Portfolio							$4,881	$4,881

US Bank Money Market Account (29)										10,566	10,566

Total Short-Term Investments										$15,447	$15,447

(1)

All investments are Lower Middle Market portfolio investments, unless otherwise noted. See Note C for a description of Lower Middle Market portfolio investments. All of the Company’s investments, unless otherwise noted, are encumbered as security for one of the Company’s Credit Facilities.

(2)	Debt investments are income producing, unless otherwise noted. Equity and warrants are non-income producing, unless otherwise noted by footnote (8), as described below.
(3)	See Note C and Schedule 12-14 for a summary of geographic location of portfolio companies.
(4)	Principal is net of repayments. Cost is net of repayments and accumulated unearned income.
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

MSC Income Fund

Consolidated Schedule of Investments (Continued)

December 31, 2021

(dollars in thousands)

(7)	Non-Control/Non-Affiliate investments are defined by the 1940 Act as investments that are neither Control investments nor Affiliate investments.
(8)	Income producing through dividends or distributions.
(9)

Index based floating interest rate is subject to contractual minimum interest rate. A majority of the variable rate loans in the Company’s investment portfolio bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically resets semi-annually, quarterly, or monthly at the borrower’s option. The borrower may also elect to have multiple interest reset periods for each loan. For each such loan, the Company has provided the weighted-average annual stated interest rate in effect at December 31, 2021. As noted in this schedule, 79% of the loans (based on the par amount) contain LIBOR floors which range between 0.63% and 2.00%, with a weighted-average LIBOR floor of approximately 1.04%.

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
(16)

Short-term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less. These short-term investments are included as Cash and cash equivalents.

(17)	Maturity date is under on-going negotiations with the portfolio company and other lenders, if applicable.
(19)	PIK interest income and cumulative dividend income represent income not paid currently in cash.
(20)	All portfolio company headquarters are based in the United States, unless otherwise noted.
(21)	Effective yield as of December 31, 2021 was approximately 0.005% at US Bank Money Market Account and 0.01% at Fidelity Institutional Money Market Funds.
(22)	Investment date represents the date of initial investment in the security position.
(23)	Shares/Units represent ownership in an underlying Real Estate or HoldCo entity.
(24)	Investment is not unitized. Presentation is made in percent of fully diluted ownership unless otherwise indicated.
(25)	Warrants are presented in equivalent shares with a strike price of $10.92 per share.
(26)	Warrants are presented in equivalent units with a strike price of $14.28 per unit.
(27)	Warrants are presented in equivalent shares/units with a strike price of $0.01 per share/unit.

MSC Income Fund

Consolidated Schedule of Investments

December 31, 2020

(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Control Investments (5)

Copper Trail Fund Investments	(12) (13)	Investment Partnership
			LP Interests (CTMH, LP)	(24)	7/17/2017	38.8%				$872	$747

GRT Rubber Technologies LLC ("GRT")		Manufacturer of Engineered Rubber Products
			Secured Debt		12/19/2014		7.15% (L+7.00%)	12/31/2023	$8,262	8,246	8,262
			Member Units	(8)	12/19/2014	2,896				6,435	22,120
										14,681	30,382

Harris Preston Fund Investments	(12) (13)	Investment Partnership
			LP Interests (2717 MH, L.P.)	(24)	10/1/2017	49.3%				2,599	2,702

Subtotal Control Investments (5.8% of net assets at fair value)										$18,152	$33,831

Affiliate Investments (6)
AFG Capital Group, LLC		Provider of Rent-to-Own Financing Solutions and Services
			Secured Debt		4/25/2019		10.00%	5/25/2022	123	123	123
			Preferred Member Units		11/7/2014	46				300	1,450
										423	1,573

Analytical Systems Keco, LLC		Manufacturer of Liquid and Gas Analyzers
			Secured Debt	(9)	8/16/2019		12.00% (L+10.00%, Floor 2.00%)	8/16/2024	1,289	1,180	1,180
			Preferred Member Units		8/16/2019	800				800	800
			Warrants	(27)	8/16/2019	105		8/16/2029		79	-
										2,059	1,980

Brewer Crane Holdings, LLC		Provider of Crane Rental and Operating Services
			Secured Debt	(9)	1/9/2018		11.00% (L+10.00%, Floor 1.00%)	1/9/2023	2,139	2,119	2,119
			Preferred Member Units	(8)	1/9/2018	737				1,070	1,460
										3,189	3,579

Centre Technologies Holdings, LLC		Provider of IT Hardware Services and Software Solutions
			Secured Debt	(9)	1/4/2019		12.00% (L+10.00%, Floor 2.00%)	1/4/2024	2,907	2,868	2,868
			Preferred Member Units		1/4/2019	3,174				1,460	1,540
										4,328	4,408

Chamberlin Holding LLC		Roofing and Waterproofing Specialty Contractor
			Secured Debt	(9)	2/26/2018		9.00% (L+8.00%, Floor 1.00%)	2/26/2023	3,803	3,745	3,803
			Member Units	(8)	2/26/2018	1,087				2,860	7,020
			Member Units	(8) (23)	11/2/2018	1				330	318
										6,935	11,141

Charlotte Russe, Inc	(11)	Fast-Fashion Retailer to Young Women
			Common Stock		5/28/2013	14,973				2,470	-

MSC Income Fund

Consolidated Schedule of Investments (Continued)

December 31, 2020

(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Charps, LLC		Pipeline Maintenance and Construction
			Secured Debt		8/26/2020		15.00%	6/5/2022	167	167	167
			Preferred Member Units	(8)	2/3/2017	400				100	2,630
										267	2,797

Clad-Rex Steel, LLC		Specialty Manufacturer of Vinyl-Clad Metal
			Secured Debt	(9)	12/20/2016		10.50% (L+9.50%, Floor 1.00%)	12/20/2021	2,720	2,706	2,706
			Member Units	(8)	12/20/2016	179				1,820	2,153
			Secured Debt	(23)	12/20/2016		10.00%	12/20/2036	278	275	275
			Member Units	(23)	12/20/2016	200				53	132
										4,854	5,266

Cody Pools, Inc.		Designer of Residential and Commercial Pools
			Secured Debt	(9)	3/6/2020		12.25% (L+10.50%, Floor 1.75%)	3/6/2025	3,554	3,488	3,554
			Preferred Member Units		3/6/2020	147				2,079	3,740
										5,567	7,294

Copper Trail Fund Investments	(12) (13)	Investment Partnership
			LP Interests (Copper Trail Energy Fund I, LP)	(8) (24)	7/17/2017	12.4%				2,161	1,782

Digital Products Holdings LLC		Designer and Distributor of Consumer Electronics
			Secured Debt	(9)	4/1/2018		11.00% (L+10.00%, Floor 1.00%)	4/1/2023	4,543	4,493	4,493
			Preferred Member Units	(8)	4/1/2018	964				2,375	2,459
										6,868	6,952

Direct Marketing Solutions, Inc.		Provider of Omni-Channel Direct Marketing Services
			Secured Debt	(9)	2/13/2018		12.00% (L+11.00%, Floor 1.00%)	2/13/2023	3,772	3,717	3,717
			Preferred Stock		2/13/2018	2,100				2,100	4,840
										5,817	8,557

Freeport Financial Funds	(12) (13)	Investment Partnership
			LP Interests (Freeport First Lien Loan Fund III LP)	(8) (24)	7/31/2015	6.0%				10,785	10,321

Gamber-Johnson Holdings, LLC ("GJH")		Manufacturer of Ruggedized Computer Mounting Systems
			Secured Debt	(9)	6/24/2016		9.00% (L+7.00%, Floor 2.00%)	6/24/2021	4,960	4,935	4,960
			Member Units	(8)	6/24/2016	9,042				3,711	13,120
										8,646	18,080

Gulf Publishing Holdings, LLC		Energy Industry Focused Media and Publishing
			Secured Debt	(9) (17) (19)	9/29/2017		10.50% (5.25% Cash, 5.25% PIK) (L+9.50%, Floor 1.00%)	9/30/2020	63	63	63

MSC Income Fund

Consolidated Schedule of Investments (Continued)

December 31, 2020

(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt	(19)	4/29/2016		12.50% (6.25% Cash, 6.25% PIK)	4/29/2021	3,269	3,264	2,988
			Member Units		4/29/2016	920				920	-
										4,247	3,051

Harris Preston Fund Investments	(12) (13)	Investment Partnership
			LP Interests (HPEP 3, L.P.)	(24)	8/9/2017	8.2%				3,071	3,258

Hawk Ridge Systems, LLC	(13)	Value-Added Reseller of Engineering Design and Manufacturing Solutions
			Secured Debt		12/2/2016		11.00%	12/2/2023	3,350	3,335	3,350
			Preferred Member Units	(8)	12/2/2016	56				713	2,008
			Preferred Member Units	(23)	12/2/2016	56				38	105
										4,086	5,463

J&J Services, Inc.		Provider of Dumpster and Portable Toilet Rental Services
			Secured Debt		10/31/2019		11.50%	10/31/2024	3,200	3,150	3,200
			Preferred Stock		10/31/2019	695				1,771	3,170
										4,921	6,370

Kickhaefer Manufacturing Company, LLC		Precision Metal Parts Manufacturing
			Secured Debt		10/31/2018		11.50%	10/31/2023	5,604	5,500	5,500
			Member Units		10/31/2018	145				3,060	3,060
			Secured Debt		10/31/2018		9.00%	10/31/2048	988	978	978
			Member Units	(8) (23)	10/31/2018	200				248	290
										9,786	9,828

Market Force Information, LLC		Provider of Customer Experience Management Services
			Secured Debt	(14) (19)	7/28/2017		12.00% PIK	7/28/2023	6,520	6,463	3,391
			Member Units		7/28/2017	185,980				4,160	-
										10,623	3,391

MH Corbin Holding LLC		Manufacturer and Distributor of Traffic Safety Products
			Secured Debt	(19)	8/31/2015		13.00% (10.00% Cash, 3.00% PIK)	3/31/2022	2,143	2,131	2,070
			Preferred Member Units		3/15/2019	16,500				1,100	590
			Preferred Member Units		9/1/2015	1,000				1,500	-
										4,731	2,660

Mystic Logistics Holdings, LLC		Logistics and Distribution Services Provider for Large Volume Mailers
			Secured Debt		8/18/2014		12.00%	1/17/2022	1,683	1,682	1,682
			Common Stock	(8)	8/18/2014	1,468				680	2,248
										2,362	3,930

NexRev LLC		Provider of Energy Efficiency Products & Services
			Secured Debt		2/28/2018		11.00%	2/28/2023	4,274	4,231	4,177
			Preferred Member Units	(8)	2/28/2018	21,600,000				1,720	370
										5,951	4,547

NuStep, LLC		Designer, Manufacturer and Distributor of Fitness Equipment
			Secured Debt		1/31/2017		12.00%	1/31/2022	4,310	4,288	4,288
			Preferred Member Units		1/31/2017	102				2,550	2,700
										6,838	6,988

MSC Income Fund

Consolidated Schedule of Investments (Continued)

December 31, 2020

(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Project BarFly, LLC	(10)	Casual Restaurant Group
			Member Units		8/31/2015	12				528	528

SI East, LLC		Rigid Industrial Packaging Manufacturing
			Secured Debt		9/13/2018		9.50%	8/31/2023	10,988	10,884	10,986
			Preferred Member Units	(8)	9/13/2018	52				2,000	3,260
										12,884	14,246

Tedder Industries, LLC		Manufacturer of Firearm Holsters and Accessories
			Secured Debt		8/31/2018		12.00%	8/31/2023	4,100	4,023	4,025
			Preferred Member Units		8/31/2018	120				2,034	2,034
										6,057	6,059

Trantech Radiator Topco, LLC		Transformer Cooling Products and Services
			Secured Debt		5/31/2019		12.00%	5/31/2024	2,180	2,122	2,131
			Common Stock	(8)	5/31/2019	154				1,164	1,510
										3,286	3,641

Subtotal Affiliate Investments (27.2% of net assets at fair value)										$143,740	$157,690

Non-Control/Non-Affiliate Investments (7)

AAC Holdings, Inc.	(11)	Substance Abuse Treatment Service Provider
			Secured Debt	(19)	12/11/2020		18.00% (10.00% Cash, 8.00% PIK)	6/25/2025	3,354	2,998	2,998
			Common Stock		12/11/2020	593,927				3,148	3,148
			Warrants	(27)	12/11/2020	197,717		12/11/2025		-	1,048
										6,146	7,194

Adams Publishing Group, LLC	(10)	Local Newspaper Operator
			Secured Debt	(9)	11/19/2015		8.75% (L+7.00%, Floor 1.75%)	7/3/2023	5,863	5,742	5,813

ADS Tactical, Inc.	(10)	Value-Added Logistics and Supply Chain Provider to the Defense Industry
			Secured Debt	(9)	3/7/2017		7.00% (L+6.25%, Floor 0.75%)	7/26/2023	15,659	15,700	15,659

Aethon United BR LP	(10)	Oil & Gas Exploration & Production
			Secured Debt	(9)	9/8/2017		7.75% (L+6.75%, Floor 1.00%)	9/8/2023	7,000	6,938	6,852

American Nuts, LLC	(10)	Roaster, Mixer and Packager of Bulk Nuts and Seeds
			Secured Debt	(9)	4/10/2018		9.00% (L+8.00%, Floor 1.00%)	4/10/2023	12,128	11,916	12,109
American Teleconferencing Services, Ltd.	(11)	Provider of Audio Conferencing and Video Collaboration Solutions
			Secured Debt	(9)	5/19/2016		7.50% (L+6.50%, Floor 1.00%)	6/8/2023	14,125	13,803	6,568

American Trailer Rental Group LLC		Provider of Short-term Trailer and Container Rental
			Member Units	(23)	6/7/2017	18,373				2,149	4,000

MSC Income Fund

Consolidated Schedule of Investments (Continued)

December 31, 2020

(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

APTIM Corp.	(11)	Engineering, Construction & Procurement
			Secured Debt		8/17/2018		7.75%	6/15/2025	6,952	6,356	5,434

Arcus Hunting LLC	(10)	Manufacturer of Bowhunting and Archery Products and Accessories
			Secured Debt	(9)	1/6/2015		11.00% (L+10.00%, Floor 1.00%)	3/31/2021	5,504	5,455	5,504

ASC Ortho Management Company, LLC	(10)	Provider of Orthopedic Services
			Secured Debt	(9)	8/31/2018		8.50% (L+7.50%, Floor 1.00%)	8/31/2023	5,206	5,151	5,149
			Secured Debt	(19)	8/31/2018		13.25% PIK	12/1/2023	2,047	2,011	2,047
										7,162	7,196

ATX Networks Corp.	(11) (13) (21)	Provider of Radio Frequency Management Equipment
			Secured Debt	(9) (19)	6/30/2015		8.75% (7.25% Cash, 1.50% PIK) (1.50% PIK + L+6.25%, Floor 1.00%)	12/31/2023	13,435	13,338	12,293

BBB Tank Services, LLC		Maintenance, Repair and Construction Services to the Above-Ground Storage Tank Market
			Unsecured Debt	(9)	4/8/2016		12.00% (L+11.00%, Floor 1.00%)	4/8/2021	1,200	1,200	1,177
			Preferred Stock (non-voting)	(8) (19)	12/17/2018		15.00% PIK			38	38
			Member Units		4/8/2016	200,000				200	70
										1,438	1,285

Berry Aviation, Inc.	(10)	Charter Airline Services
			Secured Debt	(19)	7/6/2018		12.00% (10.50% Cash, 1.5% PIK)	1/6/2024	4,618	4,575	4,618
			Preferred Member Units	(8) (19) (23)	7/6/2018	122,416	16.00% PIK			143	143
			Preferred Member Units	(19) (23)	7/6/2018	1,548,387	8.00% PIK			1,548	904
										6,266	5,665

BigName Commerce, LLC	(10)	Provider of Envelopes and Complimentary Stationery Products
			Secured Debt	(9)	5/11/2017		8.25% (L+7.25%, Floor 1.00%)	5/11/2022	2,037	2,030	2,004

Binswanger Enterprises, LLC	(10)	Glass Repair and Installation Service Provider
			Secured Debt	(9)	3/10/2017		9.50% (L+8.50%, Floor 1.00%)	3/9/2022	12,958	12,801	12,958
			Member Units		3/10/2017	1,050,000				1,050	670
										13,851	13,628

BLST Operating Company, LLC.	(11)	Multi-Channel Retailer of General Merchandise
			Secured Debt	(9)	8/28/2020		10.00% (L+8.50%, Floor 1.50%)	8/28/2025	6,304	6,304	6,304
			Common Stock		10/1/2020	700				-	-
										6,304	6,304

MSC Income Fund

Consolidated Schedule of Investments (Continued)

December 31, 2020

(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Boccella Precast Products LLC		Manufacturer of Precast Hollow Core Concrete
			Member Units	(8)	6/30/2017	564,000				564	1,510

Brightwood Capital Fund Investments	(12) (13)	Investment Partnership
			LP Interests (Brightwood Capital Fund III, LP)	(8) (24)	7/21/2014	1.2%				3,695	2,867
			LP Interests (Brightwood Capital Fund IV, LP)	(8) (24)	10/26/2016	0.5%				10,037	9,490
										13,732	12,357

Buca C, LLC		Casual Restaurant Group
			Secured Debt	(9) (17)	6/30/2015		10.25% (L+9.25%, Floor 1.00%)	6/30/2020	12,670	12,670	9,504
			Preferred Member Units	(8) (19)	6/30/2015	4	6.00% PIK			3,040	-
										15,710	9,504

Cadence Aerospace LLC	(10)	Aerostructure Manufacturing
			Secured Debt	(9) (19)	11/14/2017		9.50% (4.25% Cash, 5.25% PIK) (5.25% PIK + L+3.25%, Floor 1.00%)	11/14/2023	19,687	19,538	18,732

CAI Software LLC		Provider of Specialized Enterprise Resource Planning Software
			Secured Debt		10/10/2014		12.50%	12/7/2023	2,086	2,101	2,086
			Member Units	(8)	10/10/2014	16,742				188	1,510
										2,289	3,596

Cenveo Corporation	(11)	Provider of Digital Marketing Agency Services
			Secured Debt	(9)	9/7/2018		10.50% (L+9.50%, Floor 1.00%)	6/7/2023	4,117	3,929	3,849
			Common Stock		9/7/2018	138,889				4,163	2,049
										8,092	5,898

Chisholm Energy Holdings, LLC	(10)	Oil & Gas Exploration & Production
			Secured Debt	(9)	5/15/2019		7.75% (L+6.25%, Floor 1.50%)	5/15/2026	3,571	3,512	3,274

Clarius BIGS, LLC
	(10)	Prints & Advertising Film Financing
			Secured Debt	(14) (17) (19)	9/23/2014		15.00% PIK	1/5/2015	2,849	2,498	31

Classic H&G Holdings, LLC		Provider of Engineered Packaging Solutions
			Secured Debt		3/12/2020		12.00%	3/12/2025	6,200	6,033	6,200
			Preferred Member Units	(8)	3/12/2020	39				1,440	2,380
										7,473	8,580

Clickbooth.com, LLC	(10)	Provider of Digital Advertising Performance Marketing Solutions
			Secured Debt	(9)	12/5/2017		9.50% (L+8.50%, Floor 1.00%)	1/31/2025	7,850	7,731	7,850

Copper Trail Fund Investments	(12) (13)
		Investment Partnership	LP Interests (CTEF I, LP)		11/3/2020	375				-	67

MSC Income Fund

Consolidated Schedule of Investments (Continued)

December 31, 2020

(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Corel Corporation	(11) (13) (21)	Publisher of Desktop and Cloud-based Software
			Secured Debt		7/24/2019		5.23% (L+5.00%)	7/2/2026	1,962	1,866	1,934

Datacom, LLC		Technology and Telecommunications Provider
			Secured Debt	(14)	5/30/2014		8.00%	5/31/2021	200	200	179
			Secured Debt	(14) (19)	5/30/2014		10.50% PIK	5/31/2021	1,376	1,369	1,159
			Class A Preferred Member Units		5/30/2014	-				144	-
			Class B Preferred Member Units		5/30/2014	717				670	-
										2,383	1,338

Digital River, Inc.	(11)	Provider of Outsourced e-Commerce Solutions and Services
			Secured Debt	(9)	2/24/2015		8.00% (L+7.00%, Floor 1.00%)	2/12/2023	8,377	8,344	8,335

DTE Enterprises, LLC	(10)	Industrial Powertrain Repair and Services
			Secured Debt	(9)	4/13/2018		10.00% (L+8.50%, Floor 1.50%)	4/13/2023	9,324	9,225	9,011
			Class AA Preferred Member Units (non-voting)	(8) (19)	4/13/2018		10.00% PIK			951	951
			Class A Preferred Member Units		4/13/2018	776,316				776	880
										10,952	10,842

Dynamic Communities, LLC	(10)	Developer of Business Events and Online Community Groups
			Secured Debt	(9) (19)	7/17/2018		12.50% (6.25% Cash, 6.25% PIK) (L+11.50%, Floor 1.00%)	7/17/2023	5,425	5,364	5,020

EPIC Y-Grade Services, LP	(11)	NGL Transportation & Storage
			Secured Debt	(9)	6/22/2018		7.00% (L+6.00%, Floor 1.00%)	6/30/2027	6,944	6,855	5,798

GoWireless Holdings, Inc.	(11)	Provider of Wireless Telecommunications Carrier Services
			Secured Debt	(9)	1/10/2018		7.50% (L+6.50%, Floor 1.00%)	12/22/2024	14,083	13,998	13,970

Gexpro Services	(10)	Distributor of Industrial and Specialty Parts
			Secured Debt	(9)	2/24/2020		8.00% (L+6.50%, Floor 1.50%)	2/24/2025	12,506	12,202	12,408

HDC/HW Intermediate Holdings	(10)	Managed Services and Hosting Provider
			Secured Debt	(9)	12/21/2018		8.50% (L+7.50%, Floor 1.00%)	12/21/2023	1,951	1,926	1,883

Hunter Defense Technologies, Inc.	(10)	Provider of Military and Commercial Shelters and Systems
			Secured Debt	(9)	3/29/2018		8.00% (L+7.00%, Floor 1.00%)	3/29/2023	16,583	16,416	16,583

HW Temps LLC		Temporary Staffing Solutions
			Secured Debt		3/29/2019		12.00%	3/29/2023	2,450	2,420	2,248

Hyperion Materials & Technologies, Inc.	(11) (13)	Manufacturer of Cutting and Machine

MSC Income Fund

Consolidated Schedule of Investments (Continued)

December 31, 2020

(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
		Tools & Specialty Polishing Compounds
			Secured Debt	(9)	9/12/2019		6.50% (L+5.50%, Floor 1.00%)	8/28/2026	7,425	7,299	6,938

Implus Footcare, LLC	(10)	Provider of Footwear and Related Accessories
			Secured Debt	(9)	6/1/2017		8.75% (L+7.75%, Floor 1.00%)	4/30/2024	17,264	17,113	15,694

Independent Pet Partners Intermediate Holdings, LLC	(10)	Omnichannel Retailer of Specialty Pet Products
			Secured Debt	(19)	12/10/2020		6.00% PIK	11/20/2023	9,944	8,992	8,992
			Preferred Stock (non-voting)		12/10/2020					2,470	2,470
			Preferred Stock (non-voting)		12/10/2020					-	-
			Member Units		11/20/2018	1,191,667				1,192	-
										12,654	11,462

Industrial Services Acquisition, LLC	(10)	Industrial Cleaning Services
			Unsecured Debt	(19)	6/17/2016		13.00% (6.00% Cash, 7.00% PIK)	12/17/2022	12,892	12,871	12,892
			Preferred Member Units	(8) (19) (23)	1/31/2018	336	10.00% PIK			202	202
			Preferred Member Units	(8) (19) (23)	5/17/2019	187	20.00% PIK			124	124
			Member Units	(23)	6/17/2016	2,100				2,100	1,237
										15,297	14,455

Interface Security Systems, L.L.C	(10)	Commercial Security & Alarm Services
			Secured Debt	(9) (19)	8/7/2019		11.75% (8.75% Cash, 3.00% PIK) (3.00% PIK + L+7.00%, Floor 1.75%)	8/7/2023	7,266	7,168	7,266

Intermedia Holdings, Inc.	(11)	Unified Communications as a Service
			Secured Debt	(9)	8/3/2018		7.00% (L+6.00%, Floor 1.00%)	7/19/2025	3,480	3,456	3,478

Invincible Boat Company, LLC.	(10)	Manufacturer of Sport Fishing Boats
			Secured Debt	(9)	8/28/2019		8.00% (L+6.50%, Floor 1.50%)	8/28/2025	8,876	8,797	8,876

Isagenix International, LLC	(11)	Direct Marketer of Health & Wellness Products
			Secured Debt	(9)	6/21/2018		6.75% (L+5.75%, Floor 1.00%)	6/14/2025	5,572	5,533	3,130

Jackmont Hospitality, Inc.	(10)	Franchisee of Casual Dining Restaurants
			Secured Debt	(9)	5/26/2015		7.75% (L+6.75%, Floor 1.00%)	5/26/2021	7,908	7,906	6,315

Joerns Healthcare, LLC	(11)	Manufacturer and Distributor of Health Care Equipment & Supplies
			Secured Debt	(9)	8/21/2019		7.00% (L+6.00%, Floor 1.00%)	8/21/2024	3,336	3,294	3,336
			Common Stock		8/21/2019	392,514				3,678	2,322
										6,972	5,658

Kemp Technologies Inc.	(10)	Provider of Application Delivery Controllers
			Secured Debt	(9)	6/27/2019		7.50% (L+6.50%, Floor 1.00%)	3/29/2024	7,388	7,280	7,388

MSC Income Fund

Consolidated Schedule of Investments (Continued)

December 31, 2020

(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Knight Energy Services LLC	(11)	Oil and Gas Equipment & Services
			Secured Debt	(17) (19)	1/9/2015		8.50% PIK	2/9/2024	828	882	745
			Common Stock		11/14/2018	25,692				1,843	-
										2,725	745

Kore Wireless Group Inc.	(11)	Mission Critical Software Platform
			Secured Debt		12/31/2018		5.75% (L+5.50%)	12/20/2024	6,000	5,979	5,917

Larchmont Resources, LLC	(11)	Oil & Gas Exploration & Production
			Secured Debt	(9) (19)	12/8/2016		11.00% PIK (L+10.00% PIK, Floor 1.00%)	8/9/2021	3,715	3,780	1,672
			Member Units	(23)	4/1/2018	4,806				601	192
										4,381	1,864

Laredo Energy VI, LP	(10)	Oil & Gas Exploration & Production
			Member Units		5/4/2020	1,155,952				11,560	10,238

Lightbox Holdings, L.P.	(11)	Provider of Commercial Real Estate Software
			Secured Debt		5/23/2019		5.15% (L+5.00%)	5/9/2026	4,925	4,864	4,777

LL Management, Inc.	(10)	Medical Transportation Service Provider
			Secured Debt	(9)	5/2/2019		8.25% (L+7.25%, Floor 1.00%)	9/25/2023	13,581	13,485	13,581

Logix Acquisition Company, LLC	(10)	Competitive Local Exchange Carrier
			Secured Debt	(9)	1/8/2018		6.75% (L+5.75%, Floor 1.00%)	12/22/2024	12,620	12,560	11,673

LSF9 Atlantis Holdings, LLC	(11)	Provider of Wireless Telecommunications Carrier Services
			Secured Debt	(9)	5/17/2017		7.00% (L+6.00%, Floor 1.00%)	5/1/2023	12,600	12,555	12,561

Lulu's Fashion Lounge, LLC	(10)	Fast Fashion E-Commerce Retailer
			Secured Debt	(9) (19)	8/31/2017		10.50% (8.00% Cash, 2.50% PIK) (2.50% PIK + L+7.00%, Floor 1.00%)	8/28/2022	5,622	5,539	4,807

Lynx FBO Operating LLC	(10)	Fixed Based Operator in the General Aviation Industry
			Secured Debt	(9)	9/30/2019		7.25% (L+5.75%, Floor 1.50%)	9/30/2024	13,613	13,370	13,521
			Member Units		9/30/2019	3,704				500	594
										13,870	14,115

Mac Lean-Fogg Company	(10)	Manufacturer and Supplier for Auto and Power Markets
			Secured Debt	(9)	4/22/2019		5.63% (L+5.00%, Floor 0.625%)	12/22/2025	7,375	7,332	7,375
			Preferred Stock	(8) (19)	10/1/2019		13.75% (4.50% Cash, 9.25% PIK)			793	780
										8,125	8,155

Mills Fleet Farm Group, LLC	(10)	Omnichannel Retailer of Work, Farm and Lifestyle Merchandise
			Secured Debt	(9)	10/24/2018		7.00% (L+6.00%, Floor 1.00%)	10/24/2024	13,875	13,599	13,623

NinjaTrader, LLC	(10)	Operator of Futures Trading Platform

MSC Income Fund

Consolidated Schedule of Investments (Continued)

December 31, 2020

(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt	(9)	12/18/2019		8.25% (L+6.75%, Floor 1.50%)	12/18/2024	16,875	16,520	16,828

NNE Partners, LLC	(10)	Oil & Gas Exploration & Production
			Secured Debt	(19)	3/2/2017		9.48% (4.75% Cash, 4.50% PIK) (4.50% PIK + L+4.75%)	12/31/2023	20,649	20,590	18,331

Novetta Solutions, LLC	(11)	Provider of Advanced Analytics Solutions for Defense Agencies
			Secured Debt	(9)	6/21/2017		6.00% (L+5.00%, Floor 1.00%)	10/17/2022	14,668	14,504	14,638

NTM Acquisition Corp.	(11)	Provider of B2B Travel Information Content
			Secured Debt	(9) (19)	7/12/2016		8.25% (7.25% Cash, 1.00% PIK) (1.00% PIK + L+6.25%, Floor 1.00%)	6/7/2024	4,347	4,332	3,912

PricewaterhouseCoopers Public Sector LLP	(11)	Provider of Consulting Services to Governments
			Secured Debt		5/24/2018		8.15% (L+8.00%)	5/1/2026	14,100	14,063	14,100

RM Bidder, LLC	(10)	Scripted and Unscripted TV and Digital Programming Provider
			Warrants	(26)	11/12/2015	218,601		10/20/2025		284	-
			Member Units		11/12/2015	1,854				31	17
										315	17

Salient Partners L.P.	(11)	Provider of Asset Management Services
			Secured Debt	(9)	8/31/2018		7.00% (L+6.00%, Floor 1.00%)	8/31/2021	6,450	6,505	4,542

Signal Peak CLO 7, Ltd. (Mariner)	(12) (13)	Structured Finance
			Subordinated Structured Notes		5/8/2019		8.30%	4/30/2032	25,935	21,705	19,300

Slick Innovations, LLC		Text Message Marketing Platform
			Secured Debt		9/13/2018		13.00%	9/13/2023	1,430	1,241	1,430
			Common Stock		9/13/2018	17,500				175	330
			Warrants	(27)	9/13/2018	4,521		9/13/2028		45	90
										1,461	1,850

TGP Holdings III LLC	(11)	Outdoor Cooking & Accessories
			Secured Debt	(9)	9/30/2017		9.50% (L+8.50%, Floor 1.00%)	9/25/2025	5,000	5,000	4,825

The Pasha Group	(11)	Diversified Logistics and Transportation Provided
			Secured Debt	(9)	2/2/2018		9.00% (L+8.00%, Floor 1.00%)	1/26/2023	7,031	6,916	6,451

USA DeBusk LLC	(10)	Provider of Industrial Cleaning Services
			Secured Debt	(9)	10/22/2019		6.75% (L+5.75%, Floor 1.00%)	10/22/2024	16,632	16,373	16,394

U.S. TelePacific Corp.	(11)	Provider of Communications and Managed Services
			Secured Debt	(9)	5/17/2017		6.50% (L+5.50%, Floor 1.00%)	5/2/2023	12,500	12,329	11,328

Vida Capital, Inc	(11)	Alternative Asset Manager
			Secured Debt		10/10/2019		6.15% (L+6.00%)	10/1/2026	7,238	7,145	7,002

MSC Income Fund

Consolidated Schedule of Investments (Continued)

December 31, 2020

(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Vistar Media, Inc.	(10)	Operator of Digital Out-of-Home Advertising Platform
			Secured Debt	(9) (19)	2/17/2017		12.00% (8.50% Cash, 3.50% PIK) (3.50% PIK + L+7.50%, Floor 1.00%)	4/3/2023	4,656	4,550	4,656
			Preferred Stock		4/3/2019	70,207				767	910
			Warrants	(25)	4/3/2019	69,675		4/3/2029		-	920
										5,317	6,486

Volusion, LLC		Provider of Online Software-as-a-Service eCommerce Solutions
			Secured Debt	(17)	1/26/2015		11.50%	1/26/2020	8,672	8,646	8,247
			Unsecured Convertible Debt		5/16/2018		8.00%	11/16/2023	175	175	124
			Preferred Member Units		1/26/2015	2,090,001				6,000	2,570
			Warrants	(27)	1/26/2015	784,867		1/26/2025		1,104	-
										15,925	10,941

White Cap Parent, LLC	(10)	Distribution Platform of Specialty Construction Materials to Professional Concrete and Masonry Contractors
			Member Units		12/29/2016					5,637	8,617

YS Garments, LLC	(11)	Designer and Provider of Branded Activewear
			Secured Debt	(9)	8/22/2018		7.00% (L+6.00%, Floor 1.00%)	8/9/2024	6,998	6,951	6,457

Subtotal Non-Control/Non-Affiliate Investments (109.4% of net assets at fair value)										$678,764	$634,001

Total Portfolio Investments, December 31, 2020 (142.4% of net assets at fair value)										$840,656	$825,522

Short-Term Investments (28)

Fidelity Institutional Money Market Funds (29)			Prime Money Market Portfolio							$3,989	$3,989

US Bank Money Market Account (29)										40,217	40,217

Total-Short Term Investments										$44,206	$44,206

(1)

All investments are Lower Middle Market portfolio investments, unless otherwise noted. See Note C for a description of Lower Middle Market portfolio investments. All of the Company’s investments, unless otherwise noted, are encumbered as security for one of the Company’s Credit Facilities.

(2)	Debt investments are income producing, unless otherwise noted. Equity and warrants are non-income producing, unless otherwise noted by footnote (8), as described below.
(3)	See C.2 and Schedule 12-14 for a summary of geographic location of portfolio companies.
(4)	Principal is net of repayments. Cost is net of repayments and accumulated unearned income.
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
(28)

Short-term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less. These short-term investments are included as Cash and cash equivalents.

(29)	Effective yield as of December 31, 2020 was approximately 0.05% at US Bank Money Market Account and 0.01% at Fidelity Institutional Money Market Funds.

MSC Income Fund, Inc.

Notes to the Consolidated Financial Statements

Note A—Organization and Basis of Presentation

1.	Organization

MSC Income Fund, Inc. (“MSC Income Fund”) (formerly known as HMS Income Fund, Inc. through October 30, 2020) is a principal investment firm primarily focused on providing customized debt and equity financing to lower middle market (“LMM”) companies and debt capital to middle market (“Middle Market”) companies. The portfolio investments of MSC Income Fund and its consolidated subsidiaries are typically made to support management buyouts, recapitalizations, growth financings, refinancings and acquisitions of companies that operate in a variety of industry sectors. MSC Income Fund and its consolidated subsidiaries invest primarily in secured debt investments of Middle Market companies generally headquartered in the United States and in secured debt investments, equity investments, warrants and other securities of LMM companies based in the United States. MSC Income Fund seeks to partner with entrepreneurs, business owners and management teams and generally provides “one stop” financing alternatives within its LMM portfolio.

MSC Income Fund was formed in November 2011 to operate as an externally managed business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). MSC Income Fund has elected to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As a result, MSC Income Fund generally will not pay corporate-level U.S. federal income taxes on any net ordinary taxable income or capital gains that it distributes to its stockholders.

On October 28, 2020, MSC Income Fund’s stockholders approved the appointment of MSC Adviser I, LLC (“MSC Adviser” or the Company’s “Adviser”), which is wholly owned by Main Street Capital Corporation (“Main Street”), a New York Stock Exchange listed BDC and the previous sub-adviser to MSC Income Fund, as MSC Income Fund’s investment adviser, replacing HMS Adviser LP (“HMS Adviser”; and, together with MSC Adviser, the “Advisers”), which was MSC Income Fund’s investment adviser from inception through October 29, 2020. Following the approval of the Company’s stockholders, the Company engaged MSC Adviser as the Company’s investment adviser under an Investment Advisory and Administrative Services Agreement dated October 30, 2020 (the “Investment Advisory Agreement”). The Company’s Adviser has the responsibility to manage the business of MSC Income Fund, including the responsibility to identify, evaluate, negotiate and structure prospective investments, make investment and portfolio management decisions, monitor MSC Income Fund’s investment portfolio and provide ongoing administrative services. In connection with this change in the investment adviser, the Company changed its name from HMS Income Fund, Inc. to MSC Income Fund, Inc.

MSC Income Fund has certain direct and indirect wholly owned subsidiaries that have elected to be taxable entities (the “Taxable Subsidiaries”). The primary purpose of the Taxable Subsidiaries is to permit MSC Income Fund to hold equity investments in portfolio companies which are “pass-through” entities for tax purposes. MSC Income Fund also has certain direct and indirect wholly owned subsidiaries formed for financing purposes (“Structured Subsidiaries”).

Unless otherwise noted or the context otherwise indicates, the “Company” refers to MSC Income Fund and its consolidated subsidiaries, which includes the Taxable Subsidiaries and the Structured Subsidiaries.

2. Basis of Presentation

The Company’s consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The Company is an investment company following accounting and reporting guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services—Investment Companies (“ASC 946”). For each of the periods presented herein, the Company’s consolidated financial statements include the accounts of MSC Income Fund, Inc. and its consolidated subsidiaries. The Investment Portfolio, as used herein, refers to all of the Company’s investments in Private Loan (as defined in Note C) portfolio companies, investments in LMM portfolio companies, investments in Middle Market portfolio companies and Other Portfolio (as defined in Note C) investments (see “Note C—Fair Value Hierarchy for Investments—Investment Portfolio Composition” for additional discussion of the Company’s Investment Portfolio and definitions for the defined terms Private Loan and Other Portfolio). The Company’s results of operations and cash flows for the years ended December 31, 2021, 2020 and 2019 and financial position as of December 31, 2021 and 2020, are presented on a consolidated basis. The effects of all intercompany transactions between MSC Income Fund, Inc. and its consolidated subsidiaries have been eliminated in consolidation.

Certain prior period information has been reclassified to conform to the current period presentation. The reclassification has no effect on the Company’s consolidated financial position or the consolidated results of operations as previously reported.

Principles of Consolidation

Under ASC 946, the Company is precluded from consolidating other entities in which the Company has equity investments, including those in which it has a controlling interest, unless the other entity is another investment company. An exception to this general principle in ASC 946 occurs if the Company holds a controlling interest in an operating company that provides all or substantially all of its services directly to the Company or to its portfolio companies. Accordingly, as noted above, the Company’s consolidated financial statements include the financial position and operating results for the MSC Income Fund, Inc. and its Subsidiaries. The Company has determined that none of its portfolio investments qualify for this exception. Therefore, the Company’s Investment Portfolio is carried on the consolidated balance sheet at fair value, as discussed further in Note B.1., with any adjustments to fair value recognized as “Net Unrealized Appreciation (Depreciation)” on the consolidated statements of operations until the investment is realized, usually upon exit, resulting in any gain or loss being recognized as a “Net Realized Gain (Loss).”

Portfolio Investment Classification

The Company classifies its Investment Portfolio in accordance with the requirements of the 1940 Act. Under the 1940 Act, (a) “Control Investments” are defined as investments in which the Company owns more than 25% of the voting securities or has rights to maintain greater than 50% of the board representation, (b) “Affiliate Investments” are defined as investments in which the Company owns between 5% and 25% (inclusive) of the voting securities and does not have rights to maintain greater than 50% of the board representation, and (c) “Non-Control/Non-Affiliate Investments” are defined as investments that are neither Control Investments nor Affiliate Investments. For purposes of determining the classification of its Investment Portfolio, the Company has excluded consideration of any voting securities or board appointment rights held by third-party investment funds advised by the Adviser.

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

The Company’s portfolio strategy calls for it to invest primarily in illiquid debt and equity securities issued by privately held, LMM companies and debt securities issued by Middle Market companies that are generally larger in size than the LMM companies. The Company categorizes some of its investments in LMM companies and Middle Market companies as Private Loan portfolio investments, which are primarily debt securities in privately held companies that have been originated directly by Main Street or through strategic relationships with other investment funds on a collaborative basis, and are often referred to in the debt markets as “club deals.” Private Loan investments are typically similar in size, structure, terms and conditions to investments the Company holds in its LMM portfolio and Middle Market portfolio. The Company’s portfolio also includes Other Portfolio investments which primarily consist of investments that are not consistent with the typical profiles for its Private Loan portfolio investments, LMM portfolio investments or Middle Market portfolio investments, including investments which may be managed by third parties. The Company’s portfolio may also include short-term portfolio investments that are atypical of the Company’s Private Loan, LMM and Middle Market portfolio investments in that they are intended to be a short-term deployment of capital and are more liquid than investments within the other portfolios. The Company’s portfolio investments may be subject to restrictions on resale.

Private Loan investments may include investments which have no established trading market or have established markets that are not active. LMM investments and Other Portfolio investments generally have no established trading market while Middle Market and short-term portfolio investments generally have established markets that are not active. The Company determines in good faith the fair value of its Investment Portfolio pursuant to a valuation policy in accordance with ASC 820, with such valuation process approved by its Board of Directors and in accordance with the 1940 Act. The Company’s valuation policies and processes are intended to provide a consistent basis for determining the fair value of the Company’s Investment Portfolio.

For Private Loan and Middle Market portfolio investments in debt securities for which it has determined that third-party quotes or other independent pricing are not available or appropriate, the Company generally estimates the fair value based on the assumptions that it believes hypothetical market participants would use to value the investment in a current hypothetical sale using the Yield-to-Maturity valuation method. For LMM portfolio investments, the Company generally reviews external events, including private mergers, sales and acquisitions involving comparable companies, and includes these events in the valuation process by using an enterprise value waterfall methodology (“Waterfall”) for its LMM equity investments and an income approach using a yield-to-maturity model (“Yield-to-Maturity”) for its LMM debt investments. For Middle Market portfolio investments, the Company primarily uses quoted prices in the valuation process. The Company determines the appropriateness of the use of third-party broker quotes, if any, in determining fair value based on its understanding of the level of actual transactions used by the broker to develop the quote and whether the quote was an indicative price or binding offer, the depth and consistency of broker quotes and the correlation of changes in broker quotes with underlying performance of the portfolio company and other market indices. For its Other Portfolio equity investments, the Company generally calculates the fair value of the investment primarily based on the net asset value (“NAV”) of the fund and adjusts the fair value for other factors deemed relevant that would affect the fair value of the investment. All of the valuation approaches for the Company’s portfolio investments estimate the value of the investment as if the Company was to sell, or exit, the investment as of the measurement date.

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

Under the Waterfall valuation method, the Company estimates the enterprise value of a portfolio company using a combination of market and income approaches or other appropriate valuation methods, such as considering recent transactions in the equity securities of the portfolio company or third-party valuations of the portfolio company, and then performs a Waterfall calculation by allocating the enterprise value over the portfolio company’s securities in order of their preference relative to one another. The enterprise value is the fair value at which an enterprise could be sold in a transaction between two willing parties, other than through a forced or liquidation sale. Typically, privately held companies are bought and sold based on multiples of earnings before interest, taxes, depreciation and amortization (“EBITDA”), cash flows, net income, revenues, or in limited cases, book value. There is no single methodology for estimating enterprise value. For any one portfolio company, enterprise value is generally described as a range of values from which a single estimate of enterprise value is derived. In estimating the enterprise value of a portfolio company, the Company analyzes various factors including the portfolio company’s historical and projected financial results. Due to SEC deadlines for the Company’s quarterly and annual financial reporting, the operating results of a portfolio company used in the current period valuation are generally the results from the period ended three months prior to such valuation date and may include unaudited, projected, budgeted or pro forma financial information and may require adjustments for non-recurring items or to normalize the operating results that may require significant judgment in determining. In addition, projecting future financial results requires significant judgment regarding future growth assumptions. In evaluating the operating results, the Company also analyzes the impact of exposure to litigation, loss of customers or other contingencies. After determining the appropriate enterprise value, the Company allocates the enterprise value to investments in order of the legal priority of the various components of the portfolio company’s capital structure. In applying the Waterfall valuation method, the Company assumes the loans are paid off at the principal amount in a change in control transaction and are not assumed by the buyer, which the Company believes is consistent with its past transaction history and standard industry practices.

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

In addition to its internal valuation process, in arriving at estimates of fair value for its investments in its Private Loan portfolio companies, the Company, among other things, consults with a nationally recognized independent financial advisory services firm. The nationally recognized independent financial advisory services firm analyzes and provides observations and recommendations and an assurance certification regarding the Company’s determinations of the fair value of its Private Loan portfolio company investments. The nationally recognized independent financial advisory services firm is generally consulted relative to the Company’s investments in each Private Loan portfolio company at least once every calendar year, and for the Company’s investments in new Private Loan portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, the Company may determine that it is not cost-effective, and as a result is not in its stockholders’ best interest, to consult with the nationally recognized independent financial advisory services firm on its investments in one or more Private Loan portfolio companies. Such instances include, but are not limited to, situations where the fair value of the Company’s investment in a Private Loan portfolio company is determined to be insignificant relative to the total Investment Portfolio. The Company consulted with and received an assurance certification from its independent financial advisory services firm in arriving at its determination of fair value on its investments in a total of 27 Private Loan portfolio companies for the year ended December 31, 2021, representing approximately 62% of the total Private Loan portfolio at fair value as of December 31, 2021, and on a total of 28 Private Loan portfolio companies for the year ended December 31, 2020, representing approximately 85% of the total Private Loan portfolio at fair value as of December 31, 2020. Excluding its investments in Private Loan portfolio companies that, as of December 31, 2021 and 2020, as applicable, had not been in the Investment Portfolio for at least twelve months subsequent to the initial investment and its investments in Private Loan portfolio companies that were not reviewed because the investment is valued based upon third-party quotes or other independent pricing, the percentage of the Private Loan portfolio reviewed and certified by its independent financial advisory services firm for the years ended December 31, 2021 and 2020 was 90% and 89% of the total Private Loan portfolio at fair value as of December 31, 2021 and 2020, respectively.

In addition to its internal valuation process, in arriving at estimates of fair value for its investments in its LMM portfolio companies, the Company, among other things, consults with a nationally recognized independent financial advisory services firm. The nationally recognized independent financial advisory services firm analyzes and provides observations, recommendations and an assurance certification regarding the Company’s determinations of the fair value of its LMM portfolio company investments. The nationally recognized independent financial advisory services firm is generally consulted relative to the Company’s investments in each LMM portfolio company at least once every calendar year, and for the Company’s investments in new LMM portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, the Company may determine that it is not cost-effective, and as a result is not in its stockholders’ best interest, to consult with the nationally recognized independent financial advisory services firm on its investments in one or more LMM portfolio companies. Such instances include, but are not limited to, situations where the fair value of the Company’s investment in a LMM portfolio company is determined to be insignificant relative to the total Investment Portfolio. The Company consulted with and received an assurance certification from its independent financial advisory services firm in arriving at the Company’s determination of fair value on its investments in a total of 32 LMM portfolio companies for the year ended December 31, 2021, representing approximately 80% of the total LMM portfolio at fair value as of December 31, 2021, and on a total of 34 LMM portfolio companies for the year ended December 31, 2020, representing approximately 99% of the total LMM portfolio at fair value as of December 31, 2020. Excluding its investments in LMM portfolio companies that, as of December 31, 2021 and 2020, as applicable, had not been in the investment portfolio for at least twelve months subsequent to the initial investment or whose primary purpose is to own real estate for which a third-party appraisal is obtained on at least an annual basis, the percentage of the LMM portfolio reviewed and certified by its independent financial advisory services firm for both of the years ended December 31, 2021 and 2020 was 100% of the total LMM portfolio at fair value.

For valuation purposes, all of the Company’s Middle Market portfolio investments are non control investments. To the extent sufficient observable inputs are available to determine fair value, the Company uses observable inputs to determine the fair value of these investments through obtaining third party quotes or other independent pricing. For Middle Market portfolio investments for which it has determined that third party quotes or other independent pricing are not available or appropriate, the Company generally estimates the fair value based on the assumptions that it believes hypothetical market participants would use to value such Middle Market debt investments in a current hypothetical sale using the Yield to Maturity valuation method and such Middle Market equity investments in a current hypothetical sale using the Waterfall valuation method. The Company generally consults on a limited basis with a financial advisory services firm in connection with determining the fair value of its Middle Market portfolio investments due to the nature of these investments. The vast majority (93% and 88%, as of December 31, 2021 and 2020, respectively) of the Middle Market portfolio investments are valued using third-party quotes or other independent pricing services, or are new investments that will be consulted on once they have been in the Investment Portfolio for at least twelve months subsequent to the initial investment.

For valuation purposes, all of the Company’s Other Portfolio investments are non-control investments. The Company’s Other Portfolio investments comprised 2.5% and 6.1% of the Company’s Investment Portfolio at fair value as of December 31, 2021 and 2020, respectively. Similar to the LMM investment portfolio, market quotations for Other Portfolio equity investments are generally not readily available. For its Other Portfolio equity investments, the Company generally determines the fair value of these investments using the NAV valuation method.

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

The Company uses an internally developed portfolio investment rating system in connection with its investment oversight, portfolio management and analysis and investment valuation procedures for its LMM portfolio companies. This system takes into account both quantitative and qualitative factors of the LMM portfolio company and the investments held therein.

In December 2020, the SEC adopted Rule 2a-5 under the 1940 Act, which permits a BDC’s board of directors to designate its executive officers or investment adviser as a valuation designee to determine the fair value for its investment portfolio, subject to the active oversight of the board. The Company’s Board of Directors has approved policies and procedures pursuant to Rule 2a-5 (the “Valuation Procedures”) and has designated the Adviser, led by a group of Main Street’s and the Adviser’s executive officers, to serve as the Board’s valuation designee. The Company adopted the Valuation Procedures effective April 1, 2021. The Company believes its Investment Portfolio as of December 31, 2021 and 2020 approximates fair value as of those dates based on the markets in which the Company operates and other conditions in existence on those reporting dates.

2.	Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results may differ from these estimates under different conditions or assumptions. Additionally, as explained in Note B.1., the consolidated financial statements include investments in the Investment Portfolio whose values have been estimated by the Company pursuant to valuation policies and procedures approved and overseen by the Company’s Board of Directors, in the absence of readily ascertainable market values. Because of the inherent uncertainty of the Investment Portfolio valuations, those estimated values may differ materially from the values that would have been determined had a ready market for the securities existed.

The COVID-19 pandemic, and the related effect on the U.S. and global economies, has impacted, and threatens to continue to impact, the businesses and operating results of certain of the Company’s portfolio companies, as well as market interest rate spreads. As a result of these and other current effects of the COVID-19 pandemic, as well as the uncertainty regarding the extent and duration of its impact, the valuation of the Company’s Investment Portfolio has experienced increased volatility since the beginning of the COVID-19 pandemic.

3.	Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents consist of cash and highly liquid investments with an original maturity of three months or less at the date of purchase. These highly liquid, short-term investments are included in the Consolidated Schedule of Investments. Cash and cash equivalents are carried at cost, which approximates fair value.

At December 31, 2021, cash balances totaling $13.1 million exceeded Federal Deposit Insurance Corporation insurance protection levels, subjecting the Company to risk related to the uninsured balance. All of the Company’s cash deposits are held at large established high credit quality financial institutions and management believes that the risk of loss associated with any uninsured balances is remote.

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

The Company records interest and dividend income on the accrual basis to the extent amounts are expected to be collected. Dividend income is recorded as dividends are declared by the portfolio company or at the point an obligation exists for the portfolio company to make a distribution. In accordance with the Company’s valuation policies, the Company evaluates accrued interest and dividend income periodically for collectability. When a loan or debt security becomes 90 days or more past due and if the Company otherwise does not expect the debtor to be able to service all of its debt or other obligations, it will generally place the loan or debt security on non-accrual status and cease recognizing interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. If a loan or debt security’s status significantly improves regarding the debtor’s ability to service the loan or debt or other obligations, or if a loan or debt security is sold or written off, the Company removes it from non-accrual status.

As of December 31, 2021, the Company’s total Investment Portfolio had four investments on non-accrual status, which comprised approximately 0.7% of its fair value and 2.8% of its cost. As of December 31, 2020, the Company’s total Investment Portfolio had three investments on non-accrual status, which comprised approximately 0.6% of its fair value and 1.3% of its cost.

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

The Company holds certain debt and preferred equity instruments in its Investment Portfolio that contain payment-in-kind (“PIK”) interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed or sold. To maintain RIC tax treatment (as discussed in Note B.9. below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though the Company may not have collected the PIK interest and cumulative dividends in cash. For the years ended December 31, 2021, 2020 and 2019, approximately 2.6%, 5.3% and 4.1%, respectively, of the Company’s total investment income was attributable to PIK interest income and cumulative dividend income not paid currently in cash. The Company stops accruing PIK interest and cumulative dividends and writes off any accrued and uncollected interest and dividends in arrears when it determines that such PIK interest and dividends in arrears are no longer collectible.

The Company may periodically provide services, including structuring and advisory services, to its portfolio companies or other third parties. For services that are separately identifiable, fee income is recognized as earned. Fees received in connection with debt financing transactions generally are treated as debt origination fees and are deferred and accreted into interest income over the life of the financing.

A presentation of total investment income the Company received from its Investment Portfolio in each of the periods presented is as follows:

	Twelve Months Ended December 31,

	2021	2020	2019

	(dollars in thousands)
Interest, fee and dividend income:
Interest income	$72,536	$76,982	$100,543
Dividend income	15,880	7,789	10,113
Fee income	1,712	1,954	1,148
Total interest, fee and dividend income	$90,128	$86,725	$111,804

5.	Deferred Financing Costs

Deferred financing costs represent fees and other direct costs incurred in connection with arranging the Company’s borrowings. These costs were incurred in connection with the Company’s Credit Facilities (see Note E — Debt) and have been capitalized and reflected in the consolidated balance as deferred financing costs. Deferred financing costs incurred in connection with the Series A Notes are recorded as a direct deduction from principal amount outstanding. The deferred financing costs are being amortized to interest expense using the straight-line method over the life of the related credit facility, which the Company believes is materially consistent with the effective interest method.

6.	Equity Offering Costs

In accordance with the Original Investment Advisory Agreement and the Sub-Advisory Agreement, the Company has historically reimbursed HMS Adviser for any offering costs that were paid on the Company’s behalf, which consist of, among other costs, actual legal, accounting, bona fide out-of-pocket itemized and detailed due diligence costs, printing, filing fees, transfer agent costs, postage, escrow fees, data processing fees, advertising and sales literature and other offering costs. In connection with the transaction between HMS Adviser and MSC Adviser completed in October 2020 whereby MSC Adviser became the sole adviser to the Company, HMS Adviser agreed to permanently waive its right to receive reimbursement for any and all accrued and unpaid or unreimbursed expenses under the Original Investment Advisory Agreement, except for certain organizational and offering expenses described further in Note L - Related Party Transactions and Arrangements.

Deferred offering costs were fully amortized to expense upon the closing of the Company’s prior continuous public offering of common stock to new investors. Any future offering costs will be currently expensed as incurred by the Company or as it becomes obligated to reimburse HMS Adviser for such costs.

7.	Unearned Income — Debt Origination Fees and Original Issue Discount and Discounts / Premiums to Par Value

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

The Company may also purchase debt securities at a discount or at a premium to the par value of the debt security. In the case of a purchase at a discount, the Company records the investment at the par value of the debt security net of the discount, and the discount is accreted into interest income based on the effective interest method over the life of the debt investment. In the case of a purchase at a premium, the Company records the investment at the par value of the debt security plus the premium, and the premium is amortized as a reduction to interest income based on the effective interest method over the life of the debt investment.

To maintain RIC tax treatment (as discussed in Note B.8. below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though the Company may not have collected the interest income. For the years ended December 31, 2021, 2020 and 2019, approximately 5.7%, 6.7%, and 7.0%, respectively, of the Company’s total investment income was attributable to interest income from the accretion of discounts associated with debt investments, net of any premium reduction.

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

The Taxable Subsidiaries use the liability method in accounting for income taxes. Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements, using statutory tax rates in effect for the year in which the temporary differences are expected to reverse. A valuation allowance is provided, if necessary, against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Consolidated Statement of Changes in Net Assets includes an adjustment to classification as a result of permanent book-to-tax differences, which include differences in the book and tax treatment of income and expenses.

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

Fair value estimates are made at discrete points in time based on relevant information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. The Company believes that the carrying amounts of its financial instruments, consisting of cash, and cash equivalents, receivables, payables, other liabilities and Credit Facilities approximate the fair values of such items due to the short-term nature of these instruments.

To estimate the fair value of the Company’s Series A Notes as disclosed in Note E – Debt, the Company uses the Yield-to-Maturity valuation method based on projections of the discounted future free cash flows that the debt security will likely generate, including both the discounted cash flows of the associated interest and principal amounts for the debt security.

11.	Earnings per Share

Net increase (decrease) in net assets resulting from operations per share and net investment income per share, are computed utilizing the weighted-average number of shares of common stock outstanding during the reporting period.

12.	Recently Issued or Adopted Accounting Standards

In March 2020, the FASB issued ASU 2020-04, “Reference rate reform (Topic 848) — Facilitation of the effects of reference rate reform on financial reporting.” The amendments in this update provide optional expedients and exceptions for applying U.S. GAAP to certain contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform and became effective upon issuance for all entities. The Company has agreements that have LIBOR as a reference rate with certain portfolio companies and also with certain lenders. Many of these agreements include language for choosing an alternative successor rate if LIBOR reference is no longer considered to be appropriate. Contract modifications are required to be evaluated in determining whether the modifications result in the establishment of new contracts or the continuation of existing contracts. The Company adopted this amendment in March 2020 and plans to apply the amendments in this update to account for contract modifications due to changes in reference rates when LIBOR reference is no longer used. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the year ended December 31, 2021. The Company continues to evaluate the impact that the amendments in this update will have on its consolidated financial statements and disclosures when applied.

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

Note C — Fair Value Hierarchy for Investments

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

As of December 31, 2021 and 2020, the Company’s Private Loan portfolio investments consisted primarily of investments in interest-bearing secured debt investments. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of the Company’s Private Loan portfolio investments were categorized as Level 3 as of December 31, 2021 and 2020.

As of December 31, 2021 and 2020, all of the Company’s LMM portfolio investments consisted of illiquid securities issued by privately held companies and the fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of the Company’s LMM portfolio investments were categorized as Level 3 as of December 31, 2021 and 2020.

As of December 31, 2021 and 2020, the Company’s Middle Market portfolio investments consisted primarily of investments in secured and unsecured debt investments and independently rated debt investments. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of the Company’s Middle Market portfolio investments were categorized as Level 3 as of December 31, 2021 and 2020.

As of December 31, 2021 and 2020, the Company’s Other Portfolio investments consisted of illiquid securities issued by privately held companies and the fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of the Company’s Other Portfolio investments were categorized as Level 3 as of December 31, 2021 and 2020.

The fair value determination of each portfolio investment categorized as Level 3 required one or more of the following unobservable inputs:

●	Financial information obtained from each portfolio company, including unaudited statements of operations and balance sheets for the most recent period available as compared to budgeted numbers;
●	Current and projected financial condition of the portfolio company;
●	Current and projected ability of the portfolio company to service its debt obligations;
●	Type and amount of collateral, if any, underlying the investment;
●	Current financial ratios (e.g., fixed charge coverage ratio, interest coverage ratio, and net debt/ EBITDA ratio) applicable to the investment;
●	Current liquidity of the investment and related financial ratios (e.g., current ratio and quick ratio);

●	Pending debt or capital restructuring of the portfolio company;
●	Projected operating results of the portfolio company;
●	Current information regarding any offers to purchase the investment;
●	Current ability of the portfolio company to raise any additional financing as needed;
●	Changes in the economic environment which may have a material impact on the operating results of the portfolio company;
●	Internal occurrences that may have an impact (both positive and negative) on the operating performance of the portfolio company;
●	Qualitative assessment of key management;
●	Contractual rights, obligations or restrictions associated with the investment; and
●	Other factors deemed relevant.

The use of significant unobservable inputs creates uncertainty in the measurement of fair value as of the reporting date. The significant unobservable inputs used in the fair value measurement of the Company’s LMM equity securities, which are generally valued through an average of the discounted cash flow technique and the market comparable/enterprise value technique (unless one of these approaches is determined to not be appropriate), are (i) EBITDA multiples and (ii) the weighted-average cost of capital (“WACC”). Significant increases (decreases) in EBITDA multiple inputs in isolation would result in a significantly higher (lower) fair value measurement. On the contrary, significant increases (decreases) in WACC inputs in isolation would result in a significantly lower (higher) fair value measurement. The significant unobservable inputs used in the fair value measurement of the Company’s Private Loan, LMM and Middle Market securities are (i) risk adjusted discount rates used in the Yield-to-Maturity valuation technique (see “Note B.1.—Valuation of the Investment Portfolio”) and (ii) the percentage of expected principal recovery. Significant increases (decreases) in any of these discount rates in isolation would result in a significantly lower (higher) fair value measurement. Significant increases (decreases) in any of these expected principal recovery percentages in isolation would result in a significantly higher (lower) fair value measurement. However, due to the nature of certain investments, fair value measurements may be based on other criteria, such as third-party appraisals of collateral and fair values as determined by independent third parties, which are not presented in the tables below.

The following tables provide a summary of the significant unobservable inputs used to fair value the Company’s Level 3 portfolio investments as of December 31, 2021 and 2020:

	Fair Value as of
	December 31,
Type of	2021		Significant		Weighted
Investment	(in thousands)	Valuation Technique	Unobservable Inputs	Range(3)	Average(3)	Median(3)
Equity investments	$197,926	Discounted cash flow	WACC	10.1% - 19.1%	13.4%	14.8%
		Market comparable / Enterprise Value	EBITDA multiple(1)	4.9x - 8.3x(2)	7.3x	6.2x
Debt investments	743,211	Discounted cash flow	Risk adjusted discount factor	5.2% - 15.0%(2)	8.1%	9.0%
			Expected principal recovery percentage	1.2% - 100.0%	100.0%	100.0%
Debt investments	135,999	Market approach	Third‑party quote	3 - 100.2	94.3	97.3
Total Level 3 investments	$1,077,136

(1)	EBITDA may include proforma adjustments and/or other addbacks based on specific circumstances related to each investment.

(2)	Range excludes outliers that are greater than one standard deviation from the mean. Including these outliers, the range for EBITDA multiple is 3.8x - 10.0x and the range for risk adjusted discount factor is 4.4% - 38.5%.
(3)	Does not include investments for which the valuation technique does not include the use of the applicable fair value input.

	Fair Value as of
	December 31,
Type of	2020		Significant		Weighted
Investment	(in thousands)	Valuation Technique	Unobservable Inputs	Range(3)	Average(3)	Median(3)
Equity investments	$187,099	Discounted cash flow	WACC	11.3%-19.9%	14.1%	15.3%
		Market comparable / Enterprise Value	EBITDA multiple(1)	5.2x-8.5x(2)	6.9x	6.4x
Debt investments	456,576	Discounted cash flow	Risk adjusted discount factor	7.4%-14.2%(2)	10.3%	10.2%
			Expected principal recovery percentage	1.1%-100.0%	99.3%	100.0%
Debt investments	181,847	Market approach	Third‑party quote	45.0 - 100.0	92.0%	93.4
Total Level 3 investments	$825,522

(1)	EBITDA may include proforma adjustments and/or other addbacks based on specific circumstances related to each investment.
(2)	Range excludes outliers that are greater than one standard deviation from the mean. Including these outliers, the range for EBITDA multiple is 4.0x - 11.9x and the range for risk adjusted discount factor is 5.4% - 25.0%.
(3)	Does not include investments for which the valuation technique does not include the use of the applicable fair value input.

The following tables provide a summary of changes in fair value of the Company’s Level 3 portfolio investments for the years ended December 31, 2021 and 2020 (amounts in thousands):

					Net
	Fair Value	Transfers			Changes	Net		Fair Value
	as of	Into			from	Unrealized		as of
Type of	December 31,	Level 3	Redemptions/	New	Unrealized	Appreciation		December 31,
Investment	2020	Hierarchy	Repayments	Investments	to Realized	(Depreciation)	Other(1)	2021
Debt	$638,423	$—	$(317,237)	$556,549	$8,459	$(5,381)	$(1,603)	$879,210
Equity(2)	185,041	—	(46,676)	28,743	(133)	28,556	1,603	197,134
Equity Warrant	2,058	—	—	—	(1,290)	24	—	792
	$825,522	$—	$(363,913)	$585,292	$7,036	$23,199	$—	$1,077,136

(1)	Includes the impact of non-cash conversions. These transactions represent non-cash investing activities. See additional cash flow information at the consolidated statements of cash flows.
(2)	Includes the Company’s investment in CLO subordinated notes. (See Note D — Investment in Signal Peak CLO 7, Ltd.)

					Net
	Fair Value	Transfers			Changes	Net		Fair Value
	as of	Into			from	Unrealized		as of
Type of	December 31,	Level 3	Redemptions/	New	Unrealized	Appreciation		December 31,
Investment	2019	Hierarchy	Repayments	Investments	to Realized	(Depreciation)	Other(1)	2020
Debt	$848,265	$—	$(287,211)	$67,517	$22,267	$(12,796)	$381	$638,423
Equity(2)	177,993	—	(4,114)	18,767	930	(7,647)	(888)	185,041
Equity Warrant	1,339	—	(158)	—	158	212	507	2,058
	$1,027,597	$—	$(291,483)	$86,284	$23,355	$(20,231)	$—	$825,522

(1)	Includes the impact of non-cash conversions. These transactions represent non-cash investing activities. See additional cash flow information at the consolidated statements of cash flows.
(2)	Includes the Company’s investment in CLO subordinated notes. (See Note D — Investment in Signal Peak CLO 7, Ltd.)

At December 31, 2021 and 2020, the Company’s investments at fair value were categorized as follows in the fair value hierarchy for ASC 820 purposes:

		Fair Value Measurements
		(in thousands)
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
At December 31, 2021	Fair Value	(Level 1)	(Level 2)	(Level 3)
Private Loan portfolio investments	$575,865	$—	$—	$575,865
LMM portfolio investments	315,415	—	—	315,415
Middle Market portfolio investments	159,021	—	—	159,021
Other Portfolio investments	26,835	—	—	26,835
Total investments	$1,077,136	$—	$—	$1,077,136

		Fair Value Measurements
		(in thousands)
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
At December 31, 2020	Fair Value	(Level 1)	(Level 2)	(Level 3)
Private Loan portfolio investments	$366,649	$—	$—	$366,649
LMM portfolio investments	217,036	—	—	217,036
Middle Market portfolio investments	191,304	—	—	191,304
Other Portfolio investments (1)	50,533	—	—	50,533
Total investments	$825,522	$—	$—	$825,522

(1)	Includes the Company’s investment in CLO subordinated notes. (See Note D — Investment in Signal Peak CLO 7, Ltd.)
2.	Investment Portfolio Composition

The Company’s Private Loan investment strategy involves investments in privately held companies that are generally consistent with the size of its LMM portfolio companies or Middle Market portfolio companies and generally range in size from $1 million to $20 million. The Company’s Private Loan investments consist generally of loans that have been originated directly by Main Street or through strategic relationships with other investment funds on a collaborative basis, and are often referred to in the debt markets as “club deals.” Private Loan investments are typically similar in structure, terms and conditions to investments the Company holds in its LMM portfolio and Middle Market portfolio. The Company’s Private Loan portfolio debt investments are generally secured by a first priority lien on the assets of the portfolio company and typically have a term of between three and seven years from the original investment date. The Company may also have the option to co-invest in the equity securities of certain Private Loan portfolio companies alongside the equity owners of these companies, and the Company may occasionally invest in such direct minority equity investments to align the Company’s interests with the equity owners of these portfolio companies, and to allow for participation in the appreciation in the equity values of the Company’s Private Loan portfolio companies.

The Company’s LMM investment strategy involves investments in secured debt, equity warrants and direct equity investments in privately held, LMM companies based in the United States. The Company’s LMM portfolio companies generally have annual revenues between $10 million and $150 million, and its LMM investments generally range in size from $1 million to $20 million. The LMM debt investments are typically secured by a first priority lien on the assets of the portfolio company, can include either fixed or floating rate terms and generally have a term of between five and seven years from the original investment date. In most LMM portfolio investments, the Company receives nominally priced equity warrants and/or makes direct equity investments in connection with a debt investment.

The Company’s Middle Market investment strategy involves investments in syndicated loans to or debt securities in Middle Market companies, which the Company defines as companies with annual revenues between $150 million and $1.5 billion, and generally range in size from $1 million to $20 million. The Company’s Middle Market portfolio debt investments are generally secured by a first priority lien on the assets of the portfolio company and typically have an expected duration of between three and seven years from the original investment date.

The Company’s Other Portfolio investments primarily consist of investments that are not consistent with the typical profiles for its Private Loan, LMM or Middle Market portfolio investments, including investments which may be managed by third parties. In the Other Portfolio, the Company may incur indirect fees and expenses in connection with investments managed by third parties, such as investments in other investment companies or private funds. For Other Portfolio investments, the Company generally receives distributions related to the assets held by the portfolio company. Those assets are typically expected to be liquidated over a five to ten-year period.

Investment income, consisting of interest, dividends and fees, can fluctuate dramatically due to various factors, including the level of new investment activity, repayments of debt investments or sales of equity interests. Investment income in any given year could also be highly concentrated among several portfolio companies. For the years ended December 31, 2021 and 2020, the Company did not record investment income from any single portfolio company in excess of 10% of total investment income.

The following tables provide a summary of the Company’s investments in the Private Loan, LMM and Middle Market portfolios as of December 31, 2021 and 2020 (this information excludes the Other Portfolio investments which are discussed further below):

	As of December 31, 2021
	Private Loan	LMM (a)	Middle Market

	(dollars in millions)
Number of portfolio companies	57	43	25
Fair value	$575.9	$315.4	$159.0
Cost	$576.3	$281.0	$184.2
Debt investments as a % of portfolio (at cost)	94.0%	72.2%	93.7%
Equity investments as a % of portfolio (at cost)	6.0%	27.8%	6.3%
% of debt investments at cost secured by first priority lien	98.5%	99.8%	98.8%
Weighted-average annual effective yield (b)	8.4%	10.8%	7.6%
Average EBITDA(c)	$38.0	$7.3	$85.9

(a)	At December 31, 2021, the Company had equity ownership in all of its LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was approximately 9%.
(b)	The weighted average annual effective yields were computed using the effective interest rates for all debt investments at cost as of December 31, 2021, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status. The weighted-average yield on the Company’s debt portfolio as of December 31, 2021 including debt investments on non-accrual status was 8.3% for its Private Loan portfolio, 10.5% for its LMM portfolio and 7.1% for its Middle Market portfolio. The weighted-average annual effective yield is not reflective of what an investor in shares of the Company’s common stock will realize on its investment because it does not reflect the Company’s utilization of leverage, or debt capital, in its capital structure, the Company’s expenses or any sales load paid by an investor.
(c)	The average EBITDA is calculated using a weighted-average for the Private Loan and Middle Market portfolios and a simple average for the LMM portfolio. These calculations exclude certain portfolio companies, including three

Private Loan portfolio companies, three LMM portfolio companies and one Middle Market portfolio company, as EBITDA is not a meaningful valuation metric for the Company’s investments in these portfolio companies, and those portfolio companies whose primary purpose is to own real estate.

	As of December 31, 2020
	Private Loan	LMM (a)	Middle Market

	(dollars in millions)
Number of portfolio companies	40	34	28
Fair value	$366.6	$217.0	$191.3
Cost	$378.2	$191.2	$216.4
Debt investments as a % of portfolio (at cost)	91.4%	66.0%	93.5%
Equity investments as a % of portfolio (at cost)	8.6%	34.0%	6.5%
% of debt investments at cost secured by first priority lien	91.3%	99.7%	90.6%
Weighted-average annual effective yield (b)	9.2%	11.1%	8.2%
Average EBITDA (c)	$54.1	$6.2	$78.5

(a)	At December 31, 2020, the Company had equity ownership in approximately 97% of its LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was approximately 10%.
(b)	The weighted-average annual effective yields were computed using the effective interest rates for all debt investments at cost as of December 31, 2020, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status. The weighted-average yield on the Company’s debt portfolio as of December 31, 2020 including debt investments on non-accrual status was 9.2% for its Private Loan portfolio, 10.4% for its LMM portfolio and 8.2% for its Middle Market portfolio. The weighted-average annual effective yield is not reflective of what an investor in shares of the Company’s common stock will realize on its investment because it does not reflect the Company’s utilization of leverage, or debt capital, in its capital structure, the Company’s expenses or any sales load paid by an investor.
(c)	The average EBITDA is calculated using a weighted-average for the Private Loan and Middle Market portfolios and a simple average for the LMM portfolio. These calculations exclude certain portfolio companies, including four Private Loan portfolio companies, three LMM portfolio companies and one Middle Market portfolio company, as EBITDA is not a meaningful valuation metric for the Company’s investments in these portfolio companies, and those portfolio companies whose primary purpose is to own real estate.

For the years ended December 31, 2021 and 2020, the Company achieved a total return on investments of 17.9% and 8.2%, respectively. Total return on investments is calculated using the interest, dividend, and fee income, as well as the realized and unrealized change in fair value of the Investment Portfolio for the specified period. The Company’s total return on investments is not reflective of what an investor in shares of the Company’s common stock will realize on its investment because it does not reflect the Company’s utilization of leverage, or debt capital, in its capital structure, the Company’s expenses or any sales load paid by an investor.

As of December 31, 2021, the Company had Other Portfolio investments in four companies, collectively totaling approximately $26.8 million in fair value and approximately $25.6 million in cost basis and which comprised approximately 2.5% and 2.4% of the Company’s Investment Portfolio at fair value and cost, respectively. As of December 31, 2020, the Company had Other Portfolio investments in five companies, collectively totaling approximately $50.5 million in fair value and approximately $54.9 million in cost basis and which comprised approximately 6.1% and 6.5% of the Company’s Investment Portfolio at fair value and cost, respectively.

The following tables summarize the composition of the Company’s total combined Private Loan portfolio investments, LMM portfolio investments and Middle Market portfolio investments at cost and fair value by type of investment as a percentage of the total combined Private Loan portfolio investments, LMM portfolio investments and

Middle Market portfolio investments, as of December 31, 2021 and 2020 (this information excludes the Other Portfolio investments).

Cost:	December 31, 2021	December 31, 2020
First lien debt	87.2%	79.5%
Equity	11.7%	13.9%
Second lien debt	0.7%	4.6%
Equity warrants	0.1%	0.2%
Other	0.3%	1.8%
	100.0%	100.0%

Fair Value:	December 31, 2021	December 31, 2020
First lien debt	82.8%	76.0%
Equity	16.1%	17.3%
Second lien debt	0.7%	4.6%
Equity warrants	0.1%	0.3%
Other	0.3%	1.8%
	100.0%	100.0%

The following tables summarize the composition of the Company’s total combined Private Loan portfolio investments, LMM portfolio investments and Middle Market portfolio investments by geographic region of the United States and other countries at cost and fair value as a percentage of the total combined Private Loan portfolio investments, LMM portfolio investments and Middle Market portfolio investments, as of December 31, 2021 and 2020 (this information excludes the Other Portfolio investments). The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

Cost:	December 31, 2021	December 31, 2020
Southwest	24.8%	24.9%
West	22.3%	17.5%
Northeast	21.4%	18.9%
Southeast	16.6%	18.8%
Midwest	14.0%	18.2%
Canada	0.9%	1.7%
	100.0%	100.0%

Fair Value:	December 31, 2021	December 31, 2020
Southwest	27.1%	25.7%
Northeast	21.4%	19.2%
West	21.4%	16.3%
Midwest	14.8%	20.1%
Southeast	14.4%	17.1%
Canada	0.9%	1.6%
	100.0%	100.0%

The Company’s Private Loan portfolio investments, LMM portfolio investments and Middle Market portfolio investments are in companies conducting business in a variety of industries. The following tables summarize the composition of the Company’s total combined Private Loan portfolio investments, LMM portfolio investments and

Middle Market portfolio investments by industry at cost and fair value as of December 31, 2021 and 2020 (this information excludes the Other Portfolio investments).

Cost:	December 31, 2021	December 31, 2020
Commercial Services & Supplies	11.1%	4.7%
Machinery	7.9%	6.4%
Internet Software & Services	6.1%	5.2%
Distributors	4.5%	2.1%
Diversified Telecommunication Services	4.5%	2.6%
Diversified Consumer Services	4.4%	1.0%
IT Services	4.3%	4.0%
Oil, Gas & Consumable Fuels	4.2%	3.2%
Construction & Engineering	3.8%	6.0%
Specialty Retail	3.8%	3.1%
Professional Services	3.7%	5.1%
Communications Equipment	3.7%	3.3%
Health Care Providers & Services	3.5%	5.1%
Leisure Equipment & Products	3.0%	4.2%
Aerospace & Defense	2.8%	5.9%
Containers & Packaging	2.6%	1.6%
Building Products	2.3%	1.4%
Diversified Financial Services	2.3%	2.1%
Hotels, Restaurants & Leisure	2.1%	2.6%
Media	2.0%	2.1%
Textiles, Apparel & Luxury Goods	2.0%	0.6%
Internet & Catalog Retail	1.6%	0.7%
Energy Equipment & Services	1.4%	4.5%
Food Products	1.2%	2.6%
Household Products	1.2%	—%
Trading Companies & Distributors	1.1%	1.2%
Food & Staples Retailing	1.1%	1.0%
Software	1.0%	4.4%
Computers & Peripherals	0.9%	1.5%
Electronic Equipment, Instruments & Components	0.7%	1.9%
Household Durables	0.6%	1.3%
Tobacco	—%	2.2%
Life Sciences Tools & Services	—%	1.4%
Transportation Infrastructure	—%	1.0%
Other (1)	4.6%	4.0%
	100.0%	100.0%

(1)	Includes various industries with each industry individually less than 1.0% of the total combined Private Loan portfolio investments, LMM portfolio investments and Middle Market portfolio investments at each date.

Fair Value:	December 31, 2021	December 31, 2020
Commercial Services & Supplies	10.6%	4.5%
Machinery	9.3%	8.1%
Internet Software & Services	5.5%	4.5%
Diversified Consumer Services	5.3%	3.0%
Distributors	4.6%	2.1%
Diversified Telecommunication Services	4.5%	2.0%
Construction & Engineering	4.2%	6.1%
IT Services	4.2%	3.8%
Specialty Retail	3.8%	3.4%
Oil, Gas & Consumable Fuels	3.7%	2.7%
Health Care Providers & Services	3.5%	5.2%
Leisure Equipment & Products	3.1%	4.0%
Professional Services	2.9%	4.0%
Containers & Packaging	2.9%	1.7%
Aerospace & Defense	2.7%	5.7%
Diversified Financial Services	2.4%	2.3%
Building Products	2.4%	1.4%
Media	2.1%	2.5%
Communications Equipment	2.1%	2.7%
Textiles, Apparel & Luxury Goods	1.9%	0.5%
Computers & Peripherals	1.7%	2.9%
Internet & Catalog Retail	1.7%	0.6%
Construction Materials	1.5%	1.4%
Hotels, Restaurants & Leisure	1.4%	2.0%
Software	1.3%	4.6%
Trading Companies & Distributors	1.2%	1.2%
Household Products	1.2%	—%
Energy Equipment & Services	1.1%	3.0%
Food Products	1.1%	2.2%
Food & Staples Retailing	1.1%	0.9%
Air Freight & Logistics	1.1%	0.9%
Electrical Equipment	1.0%	0.8%
Household Durables	0.6%	1.3%
Electronic Equipment, Instruments & Components	0.4%	1.3%
Tobacco	—%	2.1%
Life Sciences Tools & Services	—%	1.4%
Transportation Infrastructure	—%	1.0%
Other (1)	1.9%	2.2%
	100.0%	100.0%

(1)	Includes various industries with each industry individually less than 1.0% of the total combined Private Loan portfolio investments, LMM portfolio investments and Middle Market portfolio investments at each date.

At December 31, 2021 and 2020, the Company had no portfolio investment that was greater than 10% of the Investment Portfolio at fair value.

3.	Unconsolidated Significant Subsidiaries

In accordance with Rules 3-09 and 4-08(g) of Regulation S-X, the Company must determine which of its unconsolidated controlled portfolio companies, if any, are considered “significant subsidiaries.” On May 20, 2020, the SEC published in Release No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, amendments to Rule 1-02(w)(2) of Regulation S-X used in the determination of a significant subsidiary specific to investment companies, including BDCs. The amendments became effective on January 1, 2021, but the SEC allowed for early application. MSC Income Fund elected to apply these revisions effective December 31, 2020. In evaluating its unconsolidated controlled portfolio companies in accordance with Regulation S-X, there are two tests that the Company must utilize to determine if any of the Company’s Control Investments (as defined in Note B, including those unconsolidated portfolio companies defined as Control Investments in which the Company does not own greater than 50% of the voting securities or maintain greater than 50% of the board representation) are considered significant subsidiaries: the investment test and the income test. The investment test is generally measured by dividing the Company’s investment in the Control Investment by the value of the Company’s total investments. The income test is generally measured by dividing the absolute value of the combined sum of total investment income, net realized gain (loss) and net unrealized appreciation (depreciation) from the relevant Control Investment for the period being tested by the absolute value of the Company’s change in net assets resulting from operations for the same period. Rules 3-09 and 4-08(g) of Regulation S-X require the Company to include (1) separate audited financial statements of an unconsolidated majority-owned subsidiary (Control Investments in which the Company owns greater than 50% of the voting securities) in an annual report and (2) summarized financial information of a Control Investment in a quarterly report, respectively, if certain thresholds of the investment or income tests are exceeded and the unconsolidated portfolio company qualifies as a significant subsidiary.

As of December 31, 2021, 2020 and 2019, the Company had no single investment that qualified as a significant subsidiary under either the investment or income tests.

Note D — Investment in Signal Peak CLO 7, Ltd.

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

For the years December 31, 2021 and 2020, the Company recognized approximately $2.2 million and $3.0 million, respectively, of interest income in respect of its investment in Signal Peak CLO.

On December 16, 2021, the Company sold its entire position in the Signal Peak CLO 7, Ltd. for $17.4 million, resulting in a realized loss of $3.7 million.

Note E — Debt

Summary of debt outstanding as of December 31, 2021 is as follows:

	Outstanding Balance	Unamortized Debt Issuance Costs (2)	Net Recorded Value	Estimated Fair Value (1)

	(dollars in thousands)
TIAA Credit Facility	$153,000	$(1,265)	$151,735	$151,735
JPM SPV Facility	273,688	(2,784)	270,904	270,904
Series A Notes	77,500	(1,316)	76,184	77,491
Total Debt	$504,188	$(5,365)	$498,823	$500,130

(1)	Estimated fair value for outstanding debt if the Company had adopted the fair value option under ASC 825.
(2)	The unamortized debt issuance costs for the Credit Facilities are reflected as Deferred financing costs on the balance sheet, while the deferred debt issuance costs related to the Series A Notes are reflected as a contra-liability to the Series A Notes on the balance sheet.

Summary of debt outstanding as of December 31, 2020 is as follows:

	Outstanding Balance	Unamortized Debt Issuance Costs (2)	Net Recorded Value	Estimated Fair Value (1)

	(dollars in thousands)
TIAA Credit Facility	$44,000	$(491)	$43,509	$43,509
Deutsche Bank Credit Facility	257,816	(2,200)	255,616	255,616
Total Debt	$301,816	$(2,691)	$299,125	$299,125

(1)	Estimated fair value for outstanding debt if MSC Income Fund had adopted the fair value option under ASC 825.
(2)	The unamortized debt issuance costs for the Credit Facilities are reflected as Deferred financing costs on the balance sheet.

Summarized interest expense on the Company’s debt for the twelve months ended December 31, 2021, 2020 and 2019 is as follows:

	Twelve Months Ended December 31,
	2021	2020	2019

	(dollars in thousands)
TIAA Credit Facility	$2,681	$3,383	$6,215
Deutsche Bank Credit Facility	1,045	13,828	19,469
JPM SPV Facility	8,255	—	—
Series A Notes	653	—	—
Main Street Term Loan (1)	1,835	—	—
Total Interest Expense	$14,469	$17,211	$25,684

(1)	Main Street Term Loan was fully repaid and extinguished on October 22, 2021.

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

●	increased total commitments from $130.0 million to $165.0 million, while maintaining an expanded accordion feature that allows for an increase up to $200.0 million of total commitments from new and existing lenders on the same terms and conditions as the existing commitments,
●	extended the revolving period and the maturity date to September 1, 2025 and March 1, 2026, respectively, while maintaining two, one-year extension options with lender approval,
●	reduced interest rate for borrowings to (i) applicable LIBOR plus 2.40% from LIBOR plus 2.60% and (ii) base rate plus 1.40% from base rate plus 1.60%, as applicable,
●	reduced the Asset Coverage Ratio requirement to 2.00:1.00 from 2.10:1.00, and
●	allows for additional unsecured debt, subject to specific terms.

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

As of December 31, 2021, the interest rate on the TIAA Credit Facility was 2.50% (based on the LIBOR rate of 0.1% as of the most recent reset date plus 2.40%). The average interest rate for borrowings under the Credit Facility was 2.61% and 3.37% for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, the Company was not aware of any instances of noncompliance with covenants related to the TIAA Credit Facility.

JPM SPV Facility

On February 3, 2021, MSIF Funding, the Company’s wholly owned Structured Subsidiary that primarily holds originated loan investments, entered into a senior secured revolving credit facility (as amended from time to time, the

“JPM SPV Facility”) by and among JPMorgan Chase Bank, National Association (“JPM”), as administrative agent, and U.S. Bank, N.A., as collateral agent and collateral administrator and the Company as portfolio manager. The revolving period under the JPM SPV Facility expires on February 3, 2024 and the JPM SPV Facility is scheduled to mature on February 3, 2025. Advances under the JPM SPV Facility bear interest at a per annum rate equal to the three month LIBOR in effect, plus the applicable margin of 2.90% per annum. MSIF Funding also pays a commitment fee of 0.75% per annum on the average daily unused amount of the financing commitments until the third anniversary of the JPM SPV Facility. The initial commitment amount of the JPM SPV Facility was $300.0 million. The JPM SPV Facility has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments and borrowing availability under the JPM SPV Facility to up to $450.0 million. On December 10, 2021 the Company entered into an agreement with JPM, pursuant to which, through the accordion feature in the JPM SPV Facility, the aggregate commitment increased from $300.0 million to $325.0 million.

Initial proceeds from borrowings under the JPM SPV Facility were used to purchase certain investments and participating interest from HMS Funding. HMS Funding, in turn, used the proceeds from these transactions and restricted cash to fully repay its existing indebtedness under the Deutsche Bank Credit Facility (as defined below). Concurrently, the Company and HMS Funding extinguished the Deutsche Bank Credit Facility. The Deutsche Bank Credit Facility had been in an amortization period, requiring that all principal and interest payments received on investments held by HMS Funding be paid to lenders to retire the outstanding balance under the Deutsche Bank Credit Facility, since April 2020.

As of December 31, 2021, the interest rate on the JPM SPV Facility, excluding amortization of deferred financing costs and unused fees, was 3.03% (based on the LIBOR rate of 0.1% as of the most recent reset date plus 2.90%). For the year ended December 31, 2021, the average cost of borrowings on the JPM SPV Facility, excluding amortization of deferred financing costs and unused fees, was approximately 3.06% per annum. As of December 31, 2021, the Company was not aware of any instances of noncompliance with covenants related to the JPM SPV Facility.

Series A Notes

On October 22, 2021, the Company and certain qualified institutional investors entered into a Master Note Purchase Agreement (the “Note Purchase Agreement”), which governs the issuance of $150.0 million in aggregate principal amount of the Company’s 4.04% Series A Senior Notes due 2026 (the “Series A Notes”). The Series A Notes bear a fixed interest rate of 4.04% per year and will mature on October 30, 2026, unless redeemed, purchased or prepaid prior to such date by the Company in accordance with their terms. The Company issued $77.5 million of Series A Notes upon entering into the Note Purchase Agreement, and issued an additional $72.5 million on January 21, 2022. Net proceeds from the Series A Note issuances were used to repay outstanding debt borrowed under the Company’s Credit Facilities, including the Main Street Term Loan, which was fully repaid and extinguished in October 2021, and the TIAA Credit Facility.

Interest on the Series A Notes are due semiannually on April 30 and October 30 each year, beginning on April 30, 2022. The Series A Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if applicable, a make-whole premium. In addition, the Company is obligated to offer to prepay the Series A Notes at par plus accrued and unpaid interest up to, but excluding, the date of prepayment, if certain change in control events occur. The Series A Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company.

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

The Note Purchase Agreement also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness of the Company or subsidiary guarantors subject to a cure pass-through, certain judgments and orders and certain events of bankruptcy. As of December 31, 2021, the Company was not aware of any instances of noncompliance with covenants related to the Series A Notes.

Main Street Term Loan

On January 27, 2021, the Company entered into a term loan agreement (the “Main Street Term Loan”) with Main Street, which initially provided for an aggregate principal amount of $40.0 million in borrowings. The Company paid a 1.0% upfront fee to Main Street on the closing date. On July 27, 2021, the Company entered into an amendment to the Main Street Term Loan that allowed the Company to draw an additional $20.0 million, with another $15.0 million available to be drawn in two separate $7.5 million tranches (each a “Delayed Draw Term Loan”) at a later date.

Borrowings under the Main Street Term Loan were expressly subordinated and junior in right of payment to all secured indebtedness of the Company. On October 22, 2021, in connection with the issuance of the Series A Notes (discussed above), the Company fully repaid all borrowings outstanding under the Main Street Term Loan, and the Main Street Term Loan was extinguished. As a result, the Company recorded a loss on the extinguishment of debt in the amount of $0.3 million, which represented the write-off of the unamortized deferred financing fees related to the Main Street Term Loan.

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

For the years ended December 31, 2021 and 2020, the average cost of borrowings on the Deutsche Bank Credit Facility was approximately 2.93% and 3.38% per annum, respectively.

A summary of the Company’s significant contractual payment obligations for the repayment of outstanding indebtedness at December 31, 2021 is as follows:

	2022	2023	2024	2025	2026	Thereafter	Total

	(dollars in thousands)
TIAA Credit Facility(1)	$—	$—	$—	$—	$153,000	$—	$153,000
JPM SPV Facility(2)	—	—	—	273,688	—	—	273,688
Series A Notes(3)	—	—	—	—	77,500	—	77,500
Total	$—	$—	$—	$273,688	$230,500	$—	$504,188

(1)	At December 31, 2021, the Company had $12.0 million of undrawn revolver commitments under the TIAA Credit Facility; however, the Company’s borrowing ability is limited by borrowing base restrictions and asset coverage restrictions imposed by the TIAA Credit Facility and the 1940 Act, as discussed above.

(2)	At December 31, 2021, the Company had $26.3 million of undrawn revolver commitments under the JPM SPV Facility; however, the Company’s borrowing ability is limited by borrowing base restrictions and asset coverage restrictions imposed by the JPM SPV Facility and the 1940 Act, as discussed above.

(3)	The Company issued $77.5 million of Series A Notes upon entering into the Note Purchase Agreement on October 22, 2021 and issued an additional $72.5 million on January 21, 2022.

Note F — Financial Highlights

The following is a schedule of financial highlights of the Company for the years ended December 31, 2021, 2020, 2019, 2018 and 2017.

	Twelve Months Ended December 31,
Per Share Data:	2021	2020	2019	2018	2017
NAV at the beginning of the period	$7.28	$7.77	$7.96	$8.15	$8.15
Net investment income(1)(2)(5)	0.67	0.59	0.71	0.75	0.74
Net realized loss(1)(2)	(0.04)	(0.66)	(0.23)	(0.23)	(0.03)
Net unrealized appreciation (depreciation)(1)(2)	0.31	(0.03)	0.04	—	(0.02)
Income tax benefit (provision)(1)(5)	(0.02)	(0.02)	(0.01)	(0.01)	(0.01)
Net increase (decrease) in net assets resulting from operations(1)(2)	0.92	(0.12)	0.51	0.51	0.68
Dividends paid from net investment income	(0.53)	(0.35)	(0.68)	(0.63)	(0.68)
Distributions from capital gains	—	—	(0.02)	(0.07)	(0.02)
Dividends paid or accrued(3)	(0.53)	(0.35)	(0.70)	(0.70)	(0.70)
Accretive effect of stock offerings (issuing shares above NAV per share)	—	—	—	—	0.02
Other(4)(5)	0.01	(0.02)	—	—	—
NAV at the end of the period	$7.68	$7.28	$7.77	$7.96	$8.15
Shares of common stock outstanding at end of period	79,826,605	79,608,304	78,463,377	78,584,824	79,511,731
Weighted-average shares of common stock outstanding	79,873,537	79,212,196	78,757,732	79,250,498	77,718,813

(1)	Based on weighted average number of shares of common stock outstanding for the period.
(2)	Changes in net investment income, net realized gains (losses) and net unrealized appreciation (depreciation) on investments and therefore net increase (decrease) in net assets from operations can change significantly from period to period.
(3)	Represents stockholder dividends paid or accrued for the period.
(4)	Includes the impact of the different share amounts as a result of calculating certain per share data based on the weighted average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.
(5)	Reclassifications have been made to certain prior year per share data. The 2020 “Other” and 2019, 2018 and 2017 “Net investment income” per share amounts have been adjusted to reflect the income tax provision effect separately rather than as a component of these values.

	Twelve Months Ended December 31,
	2021	2020	2019	2018	2017

	(dollars in thousands)

NAV at end of period	$613,170	$579,624	$609,305	$625,366	$647,789
Average NAV	$593,440	$557,382	$622,708	$642,625	$629,775
Average outstanding debt	$321,973	$386,084	$474,000	$482,200	$427,200
Ratios to average NAV:
Ratio of total expenses to average NAV(1)(2)(4)	6.51%	7.38%	9.11%	8.17%	7.14%
Ratio of operating expenses to average NAV(2)(4)	6.20%	7.16%	9.11%	8.17%	7.14%
Ratio of operating expenses, excluding interest expense, to average NAV(2)(4)	3.76%	4.07%	4.86%	4.15%	4.13%
Ratio of net investment income to average NAV(4)	8.99%	8.40%	8.84%	9.16%	9.01%
Portfolio turnover ratio	35.39%	8.93%	33.30%	45.06%	50.66%
Total return based on change in NAV(3)	12.71%	(1.80)%	6.41%	6.26%	8.59%

(1)	Total expenses are the sum of operating expenses and net income tax provision/benefit.
(2)	Unless otherwise noted, operating expenses include interest and general and administrative expenses.
(3)	Total return is calculated based on the change in NAV per share and stockholder distributions declared per share during the reporting period, divided by the NAV per share at the beginning of the period. The total return does not reflect the sales load from the sale of the Company’s common stock.

(4)	Net of expense waivers of $4.3 million, $3.6 million, $3.1 million, $2.7 million and $3.0 million in 2021, 2020, 2019, 2018 and 2017, respectively. Excluding these expense waivers, the impact to the expense and income ratios is as follows:

	2021	2020	2019	2018	2017
Ratio of total expenses to average NAV(1)(2)	7.24%	8.11%	9.84%	8.90%	7.86%
Ratio of operating expenses to average NAV(2)	6.92%	7.89%	9.84%	8.90%	7.87%
Ratio of operating expenses excluding interest expense to average NAV(2)	4.49%	4.80%	5.58%	4.88%	4.86%
Ratio of net investment income to average NAV	8.26%	7.67%	8.11%	8.43%	8.28%

Note G — Dividends, Distributions and Taxable Income

The Company’s dividends paid to its stockholders, if any, will be determined by its Board of Directors on a quarterly basis. The Company paid or accrued dividends to its common stockholders of $41.9 million, or $0.52 per share, during the year ended December 31, 2021 compared to $27.5 million, or $0.350 per share December 31, 2020. For tax purposes, the 2021 dividends, which included the effects of dividends on an accrual basis, total $0.375 per share and were comprised of (i) ordinary income totaling approximately $0.374 per share, and (ii) qualified dividend income totaling approximately $0.001 per share. As of December 31, 2021, the Company estimates that it has generated undistributed taxable income of approximately $35.3 million, or $0.44 per share, that will be carried forward toward distributions to be paid in 2022.

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

The tax character of distributions paid for the years ended December 31, 2021, 2020 and 2019 was as follows:

	Twelve Months Ended December 31,
	2021	2020	2019

	(dollars in thousands)
Ordinary income(1)	$29,797	$27,520	$53,297
Qualified dividends	92	—	—
Distributions of long-term capital gains	—	—	1,848
Distributions on tax basis	$29,889	$27,520	$55,145

Listed below is a reconciliation of “Net increase (decrease) in net assets resulting from operations” to taxable income and to total distributions declared to common stockholders for the years ended December 31, 2021, 2020 and 2019.

	Twelve Months Ended December 31,
	2021	2020	2019

	(dollars in thousands)

Net increase (decrease) in net assets resulting from operations	$73,636	$(9,763)	$39,627
Net unrealized (appreciation) depreciation	(25,095)	2,676	(2,963)
Income tax provision	1,890	1,243	820
Pre-tax book (income) loss not consolidated for tax purposes	(17,640)	41,278	13,603
Book income (loss) and tax income differences, including debt origination, structuring fees, dividends, realized gains and changes in estimates	3,171	4,061	682
Estimated taxable income (1)	35,962	39,495	51,769
Taxable income earned in prior year and carried forward for distribution in current year	29,173	17,198	20,574
Taxable income earned prior to period end and carried forward for distribution next period	(35,250)	(29,173)	(21,867)
Dividend accrued as of period end and paid-in the following period	11,974	—	4,669
Taxable income earned to be carried forward	(23,276)	(29,173)	(17,198)
Total distributions accrued or paid to common stockholders	$41,859	$27,520	$55,145

(1)	The Company’s taxable income for each period is an estimate and will not be finally determined until the Company files its tax return for each year. Therefore, the final taxable income, and the taxable income earned in each period and carried forward for distribution in the following period, may be different than this estimate.

The Company’s Taxable Subsidiaries primarily hold certain portfolio investments for the Company. The Taxable Subsidiaries permit the Company to hold equity investments in portfolio companies which are “pass-through” entities for tax purposes and to continue to comply with the “source-of-income” requirements contained in the RIC tax provisions of the Code. The Taxable Subsidiaries are consolidated with the Company for U.S. GAAP financial reporting purposes, and the portfolio investments held by the Taxable Subsidiaries are included in the Company’s consolidated financial statements as portfolio investments and recorded at fair value. The Taxable Subsidiaries are not consolidated with the Company for income tax purposes and may generate income tax expense, or benefit, and tax assets and liabilities, as a result of their ownership of certain portfolio investments. The taxable income, or loss, of the Taxable Subsidiaries may differ from their book income, or loss, due to temporary book and tax timing differences and permanent differences. The Taxable Subsidiaries are each taxed at their normal corporate tax rates based on their taxable income. The income tax expense, or benefit, if any, and the related tax assets and liabilities, of the Taxable Subsidiaries are reflected in the Company’s consolidated financial statements.

For the years ended December 31, 2021, 2020 and 2019, the Company recognized a net income tax provision of $1.9 million, $1.2 million and $0.8 million. The summary table below identifies the taxes by federal and state jurisdiction. The excise tax amount consists entirely of the 4% excise tax on undistributed income carried forward for distribution in the following year. The Taxable Subsidiaries generated net operating loss and net capital loss in 2021 resulting in the creation of additional net deferred tax asset, however an equal amount was recorded as valuation allowance as a result of management’s assessment that the loss carryovers more likely than not will remain unutilized.

	Twelve Months Ended
	December 31,
	2021	2020	2019
Current tax expense (benefit):
Federal	$—	$(7)	$—
State	495	125	185
Excise	1,395	1,125	635
Total current tax expense (benefit)	1,890	1,243	820
Deferred tax expense (benefit):
Federal	—	—	—
State	—	—	—
Total deferred tax expense (benefit)	—	—	—

Total income tax provision (benefit)	$1,890	$1,243	$820

The Company operates in a manner to maintain its RIC status and to eliminate corporate-level U.S. federal income tax (other than the 4% excise tax) by distributing sufficient investment company taxable income and long-term capital gains. As a result, MSC Income Fund will have an effective tax rate equal to 0% before the excise tax and income taxes incurred by the Taxable Subsidiaries. As such, a reconciliation of the differences between the Company’s reported income tax expense and its tax expense at the federal statutory rate of 21% is not meaningful.

As of December 31, 2021, the cost of investments for U.S. federal income tax purposes was $1,067.2 million, with such investments having an estimated net unrealized appreciation of $10.0 million, composed of gross unrealized appreciation of $85.7 million and gross unrealized depreciation of $75.7 million. As of December 31, 2020, the cost basis of investments for tax purposes was $840.7 million, with such investments having an estimated net unrealized depreciation of $15.1 million, composed of gross unrealized appreciation of $58.4 million and gross unrealized depreciation of $73.6 million.

The following table sets forth the significant components of net deferred tax assets and liabilities as of December 31, 2021 and 2020 (amounts in thousands):

	Years Ended
	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$949	$3,148
Foreign tax credit carryforwards	171	10
Capital loss carryforwards	10,182	23,265
Net basis differences in portfolio investments	414	—
Net unrealized depreciation of portfolio investments	—	67
Total deferred tax assets	11,716	26,490
Deferred tax liabilities:
Net basis differences in portfolio investments	(11)	(4,491)
Net unrealized appreciation of portfolio investments	(5,570)	(3,529)
Total deferred tax liabilities	(5,581)	(8,020)
Valuation allowance	(6,135)	(18,470)
Total deferred tax asset (liabilities), net	$—	$—

The net deferred tax assets at both December 31, 2021 and 2020 was $0 as any net deferred tax assets related to net operating loss and capital loss carryforwards, timing differences in net unrealized depreciation of portfolio investments, and basis differences of portfolio investments held by the Taxable Subsidiaries was completely offset by a valuation allowance. Based on the Taxable Subsidiaries operating history, management believes it is more likely than not that there will be inadequate profits against which the deferred tax assets can be offset. Accordingly, the Company recorded a valuation allowance to reduce the excess of deferred tax assets over deferred tax liabilities to $0.

At December 31, 2021, for U.S. federal income tax purposes, the Taxable Subsidiaries had a net operating loss carryforward from prior years, which if unused, will expire in 2037. Any net operating losses generated in 2018 and future periods are not subject to expiration and will carryforward indefinitely until utilized. At December 31, 2021, for federal income tax purposes, the Taxable Subsidiaries had a net capital loss carryforward totaling approximately $48.5 million, which if unused, will expire in various taxable years from 2022 through 2025. Additionally, the Taxable Subsidiaries have interest expense limitation carryforwards, which have an indefinite carryforward. In addition, for the year ended December 31, 2021, for U.S. federal income tax purposes at the RIC level, MSC Income Fund had net capital loss carryforwards totaling approximately $5.1 million available to offset future capital gains, to the extent available and permitted by U.S. federal income tax law. However, as long as MSC Income Fund maintains its RIC status, any capital loss carryforwards at the RIC are not subject to a federal income tax-effect and are not subject to an expiration date.

Note H — Share Repurchase Program

Prior to March 31, 2020, the Company historically conducted quarterly tender offers pursuant to its share repurchase program. On March 31, 2020, the Company’s Board of Directors unanimously approved a temporary suspension of the Company’s share repurchase program commencing with the second quarter of 2020. The Board of Directors determined that it was in the best interest of the Company to suspend the share repurchase program in order to preserve financial flexibility and liquidity given the potential prolonged impact of COVID-19. From April 2020 through March 2021, the share repurchase program remained suspended due to the impacts of the COVID-19 pandemic. On March 8, 2021, the Company announced that its Board of Directors approved the reinstatement of the share repurchase program following the payment of the dividend declared by the Board of Directors for payment on April 1, 2021.

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

At the discretion of the Company’s Board of Directors, the Company may also use cash on hand, cash available from borrowings and cash from the sale of investments as of the end of the applicable period to repurchase shares. The Company’s Board of Directors may amend, suspend or terminate the share repurchase program upon 30 days’ notice. Since inception of its share repurchase program, the Company has funded the repurchase of $113.1 million in shares of common stock. For the years ended December 31, 2021, 2020 and 2019, the Company funded $10.1 million, $6.1 million and $25.6 million, respectively, for shares of its common stock tendered for repurchase under the plan.

Repurchases of the Company’s common stock pursuant to its tender offer for the years ended December 31, 2021, 2020 and 2019 are as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
January 1 through March 31, 2019	820,174	$7.99	820,174	—
April 1 through June 30, 2019	803,240	7.98	803,240	—
July 1 through September 30, 2019	804,778	7.93	804,778	—
October 1 through December 31, 2019	797,226	7.86	797,226	—
January 1 through March 31, 2020	791,488	7.70	791,488	—
April 1 through June 30, 2021	383,513	7.46	383,513	N/A
July 1 through September 30, 2021	438,292	7.57	438,292	N/A
October 1 through December 31, 2021	511,314	7.60	511,314	N/A
Total	5,350,025		5,350,025

Note I—Dividend Reinvestment Plan

The Company has adopted a dividend reinvestment plan (“DRIP”) that provides for the reinvestment of dividends on behalf of stockholders. As a result, if the Company declares a cash dividend, stockholders who have “opted in” to the DRIP will have their cash dividend automatically reinvested into additional shares of MSC Income Fund common stock.  The number of shares of common stock to be issued to a stockholder under the DRIP shall be determined by dividing the total dollar amount of the distribution payable to such stockholder by a price per share of common stock determined by the Board of Directors or a committee thereof, in its sole discretion, that is (i) not less than the net asset value per share of common stock determined in good faith by the Board of Directors or a committee thereof, in its sole discretion, within forty-eight hours prior to the payment of the distribution (the “NAV per share”) and (ii) not more than 2.5% greater than the NAV per share as of such date.

Summarized DRIP information for the years ended December 31, 2021, 2020 and 2019 is as follows:

	December 31,
	2021	2020	2019

	($ in millions)
DRIP participation	$11.2	$13.7	$25.1
Shares issued for DRIP	1,461,776	1,936,414	3,103,971

Note J — Commitments and Contingencies

At December 31, 2021, the Company had the following outstanding commitments (in thousands):

Investments with equity capital commitments that have not yet funded:	Amount

Brightwood Capital Fund III, LP	$1,000
Freeport First Lien Loan Fund III LP	4,871
HPEP 3, L.P.	1,555

Total Equity Commitments	$7,426

Investments with commitments to fund revolving loans that have not been fully drawn or term loans with additional commitments not yet funded:

Winter Services LLC	$5,208
Roof Opco, LLC	4,861
Rug Doctor, LLC	3,633
Infolinks Media Buyco, LLC	3,150
MB2 Dental Solutions, LLC	3,120
NinjaTrader, LLC	3,078
KMS, LLC	2,714
NWN Corporation	2,674
SIB Holdings, LLC	2,655
ArborWorks, LLC	2,559
Mako Steel, LP	2,276
Computer Data Source, LLC	1,875
SI East, LLC	1,750
IG Parent Corporation	1,667
Xenon Arc, Inc.	1,600
Evergreen North America Acquisitions, LLC	1,548
Burning Glass Intermediate Holding Company, Inc.	1,239
RA Outdoors LLC	1,235
American Health Staffing Group, Inc.	1,167
Invincible Boat Company, LLC.	1,080
Classic H&G Holdco, LLC	1,000
Student Resource Center, LLC	833
DTE Enterprises, LLC	750
JTI Electrical & Mechanical, LLC	702
Watterson Brands, LLC	663
GRT Rubber Technologies LLC	660
Direct Marketing Solutions, Inc.	600
Cody Pools, Inc.	550
VVS Holdco, LLC	500
Robbins Bros. Jewelry, Inc.	500
Wall Street Prep, Inc.	500
The Affiliati Network, LLC	430
Colonial Electric Company LLC	400
Trantech Radiator Topco, LLC	400
Chamberlin Holding LLC	400
Flame King Holdings, LLC	400
South Coast Terminals Holdings, LLC	381
Hawk Ridge Systems, LLC	354
AVEX Aviation Holdings, LLC	350

Event Holdco, LLC	308
Gamber-Johnson Holdings, LLC	300
Dynamic Communities, LLC	250
American Nuts, LLC	247
Mystic Logistics Holdings, LLC	200
Johnson Downie Opco, LLC	200
Career Team Acquireco LLC	200
Orttech Holdings, LLC	156

Total Loan Commitments	$61,323

Total Commitments	$68,749

The Company will fund its unfunded commitments from the same sources it uses to fund its investment commitments that are funded at the time they are made (which are typically through existing cash and cash equivalents and borrowings under the Credit Facilities). The Company follows a process to manage its liquidity and ensure that it has available capital to fund its unfunded commitments as necessary. The Company had no unrealized appreciation or depreciation on the outstanding unfunded commitments as of December 31, 2021.

Note K — Selected Quarterly Data (Unaudited)

	2021
	(dollars in thousands,
	except per share amounts)
	Qtr. 1	Qtr. 2	Qtr. 3	Qtr. 4
Total investment income	$20,272	$22,496	$22,754	$24,606
Net investment income	$11,942	$14,244	$13,122	$14,051
Net increase in net assets resulting from operations	$12,657	$23,455	$16,336	$21,188
Net investment income per share — basic and diluted	$0.15	$0.18	$0.16	$0.18
Net increase in net assets resulting from operations per share — basic and diluted	$0.10	$0.20	$0.12	$0.27

	2020
	(dollars in thousands,
	except per share amounts)
	Qtr. 1	Qtr. 2	Qtr. 3	Qtr. 4
Total investment income	$24,000	$22,247	$19,519	$20,959
Net investment income	$12,534	$12,004	$9,987	$12,294
Net increase in net assets resulting from operations	$(85,816)	$21,625	$39,946	$14,482
Net investment income per share — basic and diluted	$0.15	$0.15	$0.16	$0.16
Net increase in net assets resulting from operations per share — basic and diluted	$0.16	$0.28	$0.20	$0.19

	2019
	(dollars in thousands,
	except per share amounts)
	Qtr. 1	Qtr. 2	Qtr. 3	Qtr. 4
Total investment income	$29,161	$28,648	$27,816	$26,179
Net investment income	$13,896	$13,894	$13,896	$13,380
Net increase in net assets resulting from operations	$18,020	$11,776	$5,763	$3,268
Net investment income per share — basic and diluted	$0.18	$0.17	$0.18	$0.17
Net increase in net assets resulting from operations per share — basic and diluted	$0.24	$0.15	$0.07	$0.05

Note L — Related Party Transactions and Arrangements

1.	Advisory Agreements and Conditional Fee and Expense Reimbursement Waivers

Prior to October 30, 2020, the business of the Company was managed by HMS Adviser pursuant to an investment advisory agreement, dated May 31, 2012 (as amended, the “Original Investment Advisory Agreement”). On October 30, 2020, the Company entered into the Investment Advisory Agreement with MSC Adviser, which includes similar terms to those contained in Original Investment Advisory Agreement with HMS Adviser. The agreements state that the respective Adviser will oversee the management of the Company’s activities and is responsible for making investment decisions with respect to, and providing day-to-day management and administration of, the Company’s investment portfolio. Prior to October 30, 2020, the Company and HMS Adviser had engaged MSC Adviser pursuant to a sub-advisory agreement to identify, evaluate, negotiate and structure the Company’s prospective investments, make investment and portfolio management recommendations for approval by the Adviser, monitor the Company’s investment portfolio and provide certain ongoing administrative services to HMS Adviser in exchange for which the HMS Adviser agreed to pay the Adviser fifty percent (50.0%) of the base management fee and incentive fees described below as compensation for its services.

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

The incentive fee under the Original Investment Advisory Agreement and under the Investment Advisory Agreement is the same. The incentive fees consist of two parts. The first part, referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears based on Pre-Incentive Fee Net Investment Income (as defined below) for the immediately preceding quarter. The subordinated incentive fee on income is equal to 20.0% of the Company’s Pre-Incentive Fee Net Investment Income for the immediately preceding quarter, expressed as a quarterly rate of return on adjusted capital at the beginning of the most recently completed calendar quarter, exceeding 1.875% (or 7.5% annualized), subject to a “catch up” feature (as described below).

For this purpose, Pre-Incentive Fee Net Investment Income means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses for the quarter (including the management fee, expenses payable under any proposed administration agreement and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding taxes and the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount debt instruments and PIK interest and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. For purposes of this fee, adjusted capital means cumulative gross proceeds generated from sales of the Company’s common stock (including proceeds from the Company’s dividend reinvestment plan) reduced for non-liquidating distributions, other than distributions of profits, paid to the Company’s stockholders and amounts paid for share repurchases pursuant to the Company’s share repurchase program. The subordinated incentive fee on income is expensed in the quarter in which it is incurred.

The calculation of the subordinated incentive fee on income for each quarter is as follows:

●	No subordinated incentive fee on income shall be payable to the Adviser in any calendar quarter in which the Company’s Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.875% (or 7.5% annualized) on adjusted capital;

●	100% of the Company’s Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than or equal to 2.34375% in any calendar quarter (9.375% annualized) shall be payable to the Adviser. This portion of the subordinated incentive fee on income is referred to as the “catch up” and is intended to provide the Adviser with an incentive fee of 20.0% on all of the Company’s Pre-Incentive Fee Net Investment Income as if the hurdle rate did not apply when the Pre-Incentive Fee Net Investment Income exceeds 2.34375% (9.375% annualized) in any calendar quarter; and
●	For any quarter in which the Company’s Pre-Incentive Fee Net Investment Income exceeds 2.34375% (9.375% annualized), the subordinated incentive fee on income shall equal 20.0% of the amount of the Company’s Pre-Incentive Fee Net Investment Income, as the hurdle rate and catch-up will have been achieved.

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

For the years ended December 31, 2021, 2020 and 2019, the Company incurred base management fees of approximately $17.3 million, $18.5 million and $22.2 million, respectively. The Advisers did not waive any portion of the base management fees incurred in the years ended December 31, 2021, 2020 and 2019. For the years ended December 31, 2021 and 2019, the Company incurred subordinated incentive fees on income per the Original Investment Advisory Agreement and the Investment Advisory Agreement of approximately $0.6 million and $3.9 million, respectively. The Company did not incur any subordinated incentive fees for the year ended December 31, 2020. The Company incurred no capital gains incentive fees during the years ended December 31, 2021, 2020 and 2019. For the years ended December 31, 2021, 2020 and 2019, the Company did not record an accrual for any previously waived fees. Any previously waived fees existing on October 30, 2020 were permanently waived pursuant to the transaction between HMS Adviser and MSC Adviser completed in October 2020 whereby MSC Adviser became the sole adviser to the Company.

Pursuant to the Investment Advisory Agreement and the Original Investment Advisory Agreement, the Company is required to pay or reimburse MSC Adviser or HMS Adviser, as applicable, for administrative services expenses, which include all costs and expenses related to the Company’s day-to-day administration and management not related to advisory services, whether such administrative services were performed by a third party service provider or affiliates of the applicable investment adviser (to the extent performed by MSC Adviser, HMS Adviser or their affiliates, the “Internal Administrative Services”). Internal Administrative Services include, but are not limited to, the cost of an Adviser’s personnel performing accounting and compliance functions and other administrative services on behalf of the Company.

The Advisers waived the reimbursement of Internal Administrative Expenses from the Company’s inception through October 29, 2020. MSC Adviser also waived reimbursement of Internal Administrative Expenses from October 30, 2020 through December 31, 2021. For the years ended December 31, 2021, 2020 and 2019, the Company incurred, and the Advisers waived the reimbursements of Internal Administrative Services expenses of approximately $4.3 million, $3.6 million and $3.1 million, respectively. Since inception, the Advisers waived the reimbursement of total Internal Administrative Services expenses of $24.0 million. Waived Internal Administrative Services expenses are permanently waived and are not subject to future reimbursement.

The table below outlines fees incurred and expense reimbursements payable to HMS Adviser, MSC Adviser and their respective affiliates for years ended December 31, 2021, 2020 and 2019 and amounts unpaid as of December 31, 2021 and 2020 (dollars in thousands).

	Incurred			Unpaid as of
	Year Ended December 31,			December 31,
Type and Recipient	2021	2020	2019	2021	2020
Offering Costs — HMS Adviser	$230	$205	$376	$—	$—
Other(1) — HMS Adviser	—	628	778	—	156
Due to Affiliates				$—	$156

Base Management Fees — HMS Adviser, MSC Adviser	17,316	18,524	22,246	$4,782	$4,202
Incentive Fees on Income — HMS Adviser, MSC Adviser(2)	557	—	3,943	557	—
Base Management and Incentive Fees Payable				$5,339	$4,202

(1)	Includes amounts the HMS Adviser paid on behalf of the Company such as general and administrative services expenses.
(2)	Net of amounts waived by the Advisers.
2.	Offering Costs

In accordance with the Original Investment Advisory Agreement, the Company reimbursed HMS Adviser for any offering costs that were paid on the Company’s behalf, which consisted of, among other costs, actual legal, accounting, bona fide out-of-pocket itemized and detailed due diligence costs, printing, filing fees, transfer agent costs, postage, escrow fees, advertising and sales literature and other costs incurred in connection with the offering of the Company’s common stock, including through the Company’s dividend reinvestment plan. HMS Adviser was responsible for the payment of offering costs to the extent they exceeded 1.5% of the aggregate gross stock offering proceeds. Pursuant to the transaction whereby MSC Adviser became the sole investment adviser to the Company, HMS Adviser agreed to permanently waive reimbursement of organizational and offering expenses except for approximately $0.6 million which remained payable to HMS Adviser. As of December 31, 2021, approximately $0.4 million of the Company’s reimbursement obligation to HMS Adviser for organizational and offering expenses remained outstanding. No outstanding amount was payable to MSC Adviser. As of December 31, 2021, the Company has reimbursed HMS Adviser approximately $12.9 million since inception for offering costs.

3.	Indemnification

The Investment Advisory Agreement provides that MSC Adviser and its officers, directors, controlling persons and any other person or entity affiliated with it acting as the Company’s agent are entitled to indemnification (including reasonable attorneys’ fees and amounts reasonably paid in settlement) for any liability or loss suffered by such indemnitee, and such indemnitee will be held harmless for any loss or liability suffered by the Company, if (i) the indemnitee has determined, in good faith, that the course of conduct which caused the loss or liability was in the Company’s best interests, (ii) the indemnitee was acting on behalf of or performing services for the Company, (iii) the liability or loss suffered was not the result of negligence, willful malfeasance, bad faith or misconduct by the indemnitee or an affiliate thereof acting as the Company’s agent and (iv) the indemnification or agreement to hold the indemnitee harmless is only recoverable out of the Company’s net assets and not from the Company’s stockholders.

4.	Co-Investment

In the ordinary course of business, the Company enters into transactions with other parties that may be considered related party transactions. The Company has implemented certain policies and procedures, both written and unwritten, to ensure that it does not engage in any prohibited transactions with any persons affiliated with the Company. If such affiliations are found to exist, the Company seeks the Board of Directors and/or appropriate Board committee review and approval for such transactions and otherwise comply with, or seek, orders for exemptive relief from the SEC, as appropriate.

The Company has received an exemptive order from the SEC permitting co-investments among the Company, Main Street and other funds and clients advised by MSC Adviser in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act. The Company has made co-investments, and in the future intends to continue to make co-investments with Main Street and other funds and clients advised by MSC Adviser, in accordance with the conditions of the order. The order requires, among other things, that MSC Adviser and Main Street consider whether each such investment opportunity is appropriate for the Company, Main Street and the other funds and clients advised by MSC Adviser, as applicable, and if it is appropriate, to propose an allocation of the investment opportunity between such parties. Because MSC Adviser is wholly owned by Main Street and is not managing the Company’s investment activities as its sole activity, this may provide MSC Adviser an incentive to allocate opportunities to other participating funds and clients instead of the Company. However, MSC Adviser has policies and procedures in place to manage this conflict, including oversight by the independent members of the Board of Directors. Additional information regarding the operation of the co-investment program is set forth in the order granting exemptive relief, which may be reviewed on the SEC’s website at www.sec.gov. In addition to the co-investment program described above, the Company also co-invests in syndicated deals and other transactions where price is the only negotiated point by the Company and its affiliates.

5.	Main Street Term Loan

On January 27, 2021, the Company entered into a term loan agreement (the “Main Street Term Loan”) with Main Street, as lender, which initially provided for an aggregate principal amount of $40.0 million in borrowings. The Company paid a 1.0% upfront fee to Main Street on the closing date.

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

Note M — Subsequent Events

On February 1, 2022, the Company repurchased 489,031 shares of its common stock validly tendered and not withdrawn on the terms set forth in the Company’s tender offer statement on Schedule TO and Offer to Purchase filed with the SEC on December 10, 2021. The shares were repurchased at a price of $7.75 per share, which was the Company’s net asset value per share as of February 1, 2022, for an aggregate purchase price of $3.8 million (an amount equal to approximately 90% of the proceeds the Company received from the issuance of shares under the Company’s dividend reinvestment plan from the Company’s February 1, 2022 dividend payment).

On March 10, 2022, the Company’s Board of Directors declared a quarterly cash dividend of $0.165 per share payable May 2, 2022 to stockholders of record as of March 31, 2022.

MSC INCOME FUND

Consolidated Schedule of Investments In and Advances to Affiliates

December 31, 2021

(dollars in thousands)

					Amount of
					Interest,
					Fees or
			Amount of	Amount of	Dividends	December 31,			December 31,
			Realized	Unrealized	Credited to	2020	Gross	Gross	2021
Company	Investment(1)(10)(11)	Geography	Gain/(Loss)	Gain/(Loss)	Income(2)	Fair Value	Additions(3)	Reductions(4)	Fair Value
Control Investments
GRT Rubber Technologies LLC	8.10% (L+8.00%) Secured Debt	(8)	$-	$206	$780	$8,262	$10,895	$5	$19,152
	Member Units	(8)	-	630	2,030	22,120	630	-	22,750
Harris Preston Fund Investments	LP Interests (2717 MH, L.P.)	(8)	-	1,165	-	2,702	1,269	-	3,971
Copper Trail Energy Fund I, LP - CTMH	LP Interests (CTMH, LP)	(9)	-	-	-	747	-	37	710
Other Amounts related to investments transferred to or from other 1940 Act classification during the period			-	-	-	-	-	-	-
Total Control Investments			$-	$2,001	$2,810	$33,831	$12,794	$42	$46,583
Affiliate Investments
AFG Capital Group, LLC	10.00% Secured Debt	(8)	$-	$480	$50	$1,450	$780	$300	$1,930
	Preferred Member Units	(8)	-	-	8	123	-	87	36
ASK (Analytical Systems Keco Holdings, LLC)	Preferred Member Units	(8)	-	(187)	-	800	1,220	800	1,220
	12.00% (L+10.00%, Floor 2.00%) Secured Debt	(8)	-	-	206	1,180	71	73	1,178
	Warrants	(8)	-	-	-	-	-	-	-
ATX Networks Corp.	10.00% PIK Unsecured Debt	(6)	-	(33)	94	-	2,010	33	1,977
	8.50% (L+7.50%, Floor 1.00%) Secured Debt	(6)	-	(32)	254	-	7,153	32	7,121
	8.75% (7.25% Cash, 1.50% PIK) (1.50% PIK + L+6.25%, Floor 1.00%) Secured Debt	(6)	-	-	-	-	-	-	-
Barfly Ventures, LLC	Preferred Member Units	(5)	-	115	-	528	115	-	643
Brewer Crane Holdings, LLC	Preferred Member Units	(9)	-	470	232	1,460	470	-	1,930
	11.00% (L+10.00%, Floor 1.00%) Secured Debt	(9)	-	-	240	2,119	10	124	2,005
Centre Technologies Holdings, LLC	12.00% (L+10.00%, Floor 2.00%) Secured Debt	(8)	-	(115)	322	2,868	16	668	2,216
	Preferred Member Units	(8)	-	(80)	-	1,540	-	80	1,460
Chamberlin Holding LLC	9.00% (L+8.00%, Floor 1.00%) Secured Debt	(8)	-	(10)	393	3,803	1,010	359	4,454
	Member Units	(8)	-	(922)	936	7,337	68	990	6,415
Charlotte Russe, Inc	Common Stock	(9)	(2,470)	-	-	-	-	-	-
Charps, LLC	Preferred Member Units	(5)	-	479	1,209	2,630	870	-	3,500
	15.00% Secured Debt	(5)	-	-	1	167	-	167	-
Clad-Rex Steel, LLC	10.50% (L+9.50%, Floor 1.00%) Secured Debt	(5)	-	-	319	2,706	2,634	2,720	2,620
	Member Units	(5)	-	408	598	2,285	408	-	2,693
	10.00% Secured Debt	(5)	-	-	27	275	-	7	268
Cody Pools, Inc.	12.25% (L+10.50%, Floor 1.75%) Secured Debt	(8)	-	60	558	3,554	4,778	1,151	7,181
	Preferred Member Units	(8)	-	8,180	734	3,740	8,170	-	11,910
Colonial Electric Company LLC	12.00% Secured Debt	(6)	-	-	594	-	6,165	158	6,007
	Preferred Member Units	(6)	-	360	299	-	2,280	-	2,280
Copper Trail Energy Fund I, LP	LP Interests (Copper Trail Energy Fund I, LP)	(9)	(203)	-	-	1,782	379	2,161	-
Datacom, LLC	Preferred Member Units	(8)	-	-	-	-	290	-	290
	5.00% Secured Debt	(8)	-	(49)	63	-	913	61	852
Digital Products Holdings LLC	11.00% (L+10.00%, Floor 1.00%) Secured Debt	(5)	-	-	507	4,493	23	330	4,186
	Preferred Member Units	(5)	-	-	50	2,459	-	-	2,459
Direct Marketing Solutions, Inc.	Preferred Stock	(9)	-	(250)	168	4,840	-	250	4,590
	12.00% (L+11.00%, Floor 1.00%) Secured Debt	(9)	-	54	483	3,717	1,102	121	4,698
Flame King Holdings, LLC	12.00% (L+11.00%, Floor 1.00%) Secured Debt	(9)	-	-	159	-	5,145	-	5,145
	7.50% (L+6.50%, Floor 1.00%) Secured Debt	(9)	-	-	19	-	1,581	-	1,581
	Preferred Equity	(9)	-	-	-	-	2,600	-	2,600
Freeport Financial Funds	LP Interests (Freeport First Lien Loan Fund III LP)	(5)	-	66	751	10,321	66	3,156	7,231
Gamber-Johnson Holdings, LLC	9.50% (L+7.50%, Floor 2.00%) Secured Debt	(5)	-	(7)	519	4,960	840	400	5,400
	Member Units	(5)	-	(1,402)	893	13,120	712	1,402	12,430
GFG Group, LLC.	Preferred Member Units	(5)	-	525	157	-	1,750	-	1,750
	12.00% Secured Debt	(5)	-	83	345	-	3,936	800	3,136
Gulf Publishing Holdings, LLC	10.50% (5.25% Cash, 5.25% PIK) (L+9.50%, Floor 1.00%) Secured Debt	(8)	-	-	8	63	1	-	64
	12.50% (6.25% Cash, 6.25% PIK) Secured Debt	(8)	-	(686)	304	2,988	127	686	2,429
HPEP 3, L.P.	LP Interests (HPEP 3, L.P.)	(8)	-	1,337	177	3,258	1,454	-	4,712
J&J Services, Inc.	11.50% Secured Debt	(7)	-	-	-	3,200	15	3,215	-
	Preferred Stock	(7)	-	-	-	3,170	680	3,850	-
Kickhaefer Manufacturing Company, LLC	Member Units	(5)	-	345	23	3,350	345	-	3,695
	11.50% Secured Debt	(5)	-	-	657	5,500	5,399	5,859	5,040
	9.00% Secured Debt	(5)	-	-	89	978	-	8	970
Market Force Information, LLC	12.00% (L+11.00%, Floor 1.00%) Secured Debt	(9)	-	(1,157)	-	3,391	-	1,157	2,234
MH Corbin Holding LLC	13.00% Secured Debt	(5)	-	(516)	286	2,070	10	596	1,484
	Preferred Member Units	(5)	-	(590)	-	590	-	590	-
Oneliance, LLC	Preferred Stock	(7)	-	-	-	-	264	-	264

	12.00% (L+11.00%, Floor 1.00%) Secured Debt	(7)	-	-	71	-	1,374	-	1,374
Orttech Holdings, LLC	Preferred Stock	(5)	-	-	33	-	2,900	400	2,500
	12.00% (L+11.00%, Floor 1.00%) Secured Debt	(5)	-	-	324	-	5,978	-	5,978
Mystic Logistics Holdings, LLC	12.00% Secured Debt	(6)	-	1	204	1,682	251	338	1,595
	Common Stock	(6)	-	(38)	318	2,248	-	38	2,210
NexRev LLC	Preferred Member Units	(8)	-	300	20	370	300	-	670
	11.00% Secured Debt	(8)	-	(467)	482	4,177	24	691	3,510
NuStep, LLC	Preferred Member Units	(5)	-	683	-	2,700	680	-	3,380
	7.50% (L+6.50%, Floor 1.00%) Secured Debt	(5)	-	-	14	-	530	100	430
	11.00% Secured Debt	(5)	-	2	507	4,288	22	-	4,310
SI East, LLC (Stavig)	10.25% Secured Debt	(7)	-	(45)	1,355	10,987	12,271	1,308	21,950
	Preferred Member Units	(7)	-	2,199	780	3,260	2,194	1,594	3,860
Sonic Systems International, LLC	Common Stock	(8)	-	-	31	-	1,250	-	1,250
	8.50% (L+7.50%, Floor 1.00%) Secured Debt	(8)	-	-	461	-	13,738	-	13,738
Tedder Industries, LLC	12.00% Secured Debt	(9)	-	(2)	523	4,025	590	602	4,013
	Preferred Member Units	(9)	-	-	-	2,034	111	-	2,145
Trantech Radiator Topco, LLC	Common Stock	(7)	-	650	29	1,510	650	-	2,160
	12.00% Secured Debt	(7)	-	29	281	2,131	51	8	2,174
VVS Holdco, LLC	11.50% Secured Debt	(5)	-	-	78	-	7,375	-	7,375
	7.00% (L+6.00%, Floor 1.00%) Secured Debt	(5)	-	-	1	-	292	-	292
	Preferred Equity	(5)	-	(1)	-	-	2,961	1	2,960
Other Amounts related to investments transferred to or from other 1940 Act classification during the period			-	-	-	5,463	-	5,463	-
Total Affiliate investments			$(2,673)	$10,237	$18,244	$157,690	$119,402	$42,934	$234,158

(1)	The principal amount, the ownership detail for equity investments and if the investment is income producing is included in the consolidated schedule of investments.
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

(3)

Gross additions include increases in the cost basis of investments resulting from new portfolio investments, follow‑on investments and accrued PIK interest, and the exchange of one or more existing securities for one or more new securities. Gross additions also include net increases in unrealized appreciation or net decreases in net unrealized depreciation as well as the movement of an existing portfolio company into this category and out of a different category.

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

(5)

Portfolio company located in the Midwest region as determined by location of the corporate headquarters. The fair value as of December 31, 2021 for affiliate investments located in this region was $84,730. This represented 13.8% of net assets as of December 31, 2021.

(6)

Portfolio company located in the Northeast region as determined by location of the corporate headquarters. The fair value as of December 31, 2021 for affiliate investments located in this region was $21,190. This represented 3.5% of net assets as of December 31, 2021.

(7)

Portfolio company located in the Southeast region as determined by location of the corporate headquarters. The fair value as of December 31, 2021 for affiliate investments located in this region was $31,782. This represented 5.2% of net assets as of December 31, 2021.

(8)

Portfolio company located in the Southwest region as determined by location of the corporate headquarters. The fair value as of December 31, 2021 for control investments located in this region was $45,873. This represented 7.5% of net assets as of December 31, 2021. The fair value as of December 31, 2021 for affiliate investments located in this region was $65,515. This represented 10.7% of net assets as of December 31, 2021.

(9)

Portfolio company located in the West region as determined by location of the corporate headquarters. The fair value as of December 31, 2021 for control investments located in this region was $710. This represented 0.1% of net assets as of December 31, 2021. The fair value as of December 31, 2021 for affiliate investments located in this region was $30,941. This represented 5.0% of net assets as of December 31, 2021.

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

Schedule 12-14

MSC INCOME FUND

Consolidated Schedule of Investments In and Advances to Affiliates

December 31, 2020

(dollars in thousands)

					Amount of
					Interest,
					Fees or
			Amount of	Amount of	Dividends	December 31,			December 31,
			Realized	Unrealized	Credited to	2019	Gross	Gross	2020
Company	Investment(1)(10)(11)	Geography	Gain/(Loss)	Gain/(Loss)	Income(2)	Fair Value	Additions(3)	Reductions(4)	Fair Value
Control Investments
Copper Trail Fund Investments	LP Interests (CTMH, LP)	(9)	$-	$(125)	$125	$872	$-	$125	$747
GRT Rubber Technologies LLC	LIBOR Plus 7.00%	(8)	-	(5)	1,903	7,396	872	6	8,262
	Member Units	(8)	-	(1,252)	448	23,372	-	1,252	22,120
Harris Preston Fund Investments	LP Interests (2717 MH, L.P.)	(8)	693	(318)	-	3,156	-	454	2,702
Other Amounts related to investments transferred to or from other 1940 Act classification during the period			-	-	-	-	-	-	-
Total Control investments			$693	$(1,700)	$2,476	$34,796	$872	$1,837	$33,831
Affiliate Investments
AFG Capital Group, LLC	10.00% Secured Debt	(8)	$-	$-	$16	$209	$1	$87	$123
	Preferred Member Units	(8)	-	155	-	1,295	155	-	1,450
Analytical Systems Keco, LLC	LIBOR Plus 10.00% (Floor 2.00%)	(8)	-	(6)	177	1,266	23	109	1,180
	Preferred Member Units	(8)	-	-	-	800	-	-	800
	Warrants	(8)	-	(79)	-	79	1	80	-
Barfly Ventures, LLC	Member Units	(5)	-	-	-	-	528	-	528
Brewer Crane Holdings, LLC	LIBOR Plus 10.00% (Floor 1.00%)	(9)	-	-	258	2,233	9	123	2,119
	Preferred Member Units	(9)	-	390	31	1,070	390	-	1,460
Centre Technologies Holdings, LLC	LIBOR Plus 10.00% (Floor 2.00%)	(8)	4	(5)	376	3,008	20	160	2,868
	Preferred Member Units	(8)	-	80	23	1,460	80	-	1,540
Chamberlin Holding LLC	LIBOR Plus 8.00% (Floor 1.00%)	(8)	-	(32)	505	4,443	32	672	3,803
	Member Units	(8)	-	1,011	1,018	6,009	1,011	-	7,020
	Member Units (Langfield RE, LLC)	(8)	-	(114)	17	363	68	114	317
Charlotte Russe, Inc	Common Stock	(9)	-	-	-	-	-	-	-
Charps, LLC	15.00% Secured Debt	(5)	-	-	65	500	-	333	167
	Preferred Member Units	(5)	-	900	374	1,730	900	-	2,630
Clad-Rex Steel, LLC	LIBOR Plus 9.50% (Floor 1.00%)	(5)	-	(2)	305	2,696	12	2	2,706
	Member Units	(5)	-	(255)	147	2,408	-	255	2,153
	10% Secured Debt	(5)	-	-	28	282	-	7	275
	Member Units (Clad-Rex Steel RE Investor, LLC)	(5)	-	17	-	115	17	-	132
Cody Pools, Inc.	LIBOR Plus 10.50% (Floor 1.75%)	(8)	-	66	414	-	4,084	530	3,554
	Preferred Member Units	(8)	-	1,661	15	-	3,740	-	3,740
Copper Trail Fund Investments	LP Interests (Copper Trail Energy Fund I, LP)	(9)	21	(633)	1,282	1,643	1,211	1,072	1,782
Direct Marketing Solutions, Inc.	LIBOR Plus 11.00% (Floor 1.00%)	(9)	-	(78)	498	3,929	23	235	3,717
	Preferred Stock	(9)	-	(211)	-	5,051	-	211	4,840
Digital Products Holdings LLC	LIBOR Plus 10.00% (Floor 1.00%)	(5)	-	221	556	4,611	243	361	4,493
	Preferred Member Units	(5)	-	1,165	63	1,294	1,165	-	2,459
Freeport Financial Funds	LP Interests (Freeport First Lien Loan Fund III LP)	(5)	-	(204)	904	9,696	989	364	10,321
Gamber-Johnson Holdings, LLC	LIBOR Plus 7.00% (Floor 2.00%)	(5)	-	(26)	456	4,755	805	600	4,960
	Member Units	(5)	-	(232)	882	13,352	-	232	13,120
Guerdon Modular Holdings, Inc.	16.00% Secured Debt	(9)	(2,792)	3,116	30	-	3,147	3,147	-
	LIBOR Plus 8.50% (Floor 1.00%)	(9)	(252)	252	-	-	253	253	-
	Preferred Stock	(9)	(285)	285	-	-	285	285	-
	Common Stock	(9)	(746)	746	-	-	746	746	-
Gulf Publishing Holdings, LLC	LIBOR Plus 9.50% (Floor 1.00%), Current Coupon 5.25% / 5.25% PIK	(8)	-	(288)	437	3,124	152	288	2,988
	6.25% Current / 6.25% PIK	(8)	-	-	8	70	3	10	63
	Member Units	(8)	-	(605)	-	605	-	605	-

Harris Preston Fund Investments	LP Interests (HPEP 3, L.P.)	(8)	-	187	-	2,474	784	-	3,258
Hawk Ridge Systems, LLC	LIBOR Plus 6.00% (Floor 1.00%)	(9)	-	(1)	7	148	349	497	-
	11.00% Secured Debt	(9)	-	(16)	237	3,350	16	16	3,350
	Preferred Member Units	(9)	-	34	94	1,975	34	1	2,008
	Preferred Member Units HRS Services, ULC)	(9)	-	-	-	105	-	-	105
J&J Services, Inc.	11.50% Secured Debt	(7)	-	50	500	4,315	85	1,200	3,200
	Preferred Stock	(7)	-	1,399	-	1,790	1,399	19	3,170
Kickhaefer Manufacturing Company, LLC	11.50% Secured Debt	(5)	6	(5)	782	6,146	5,758	6,404	5,500
	Member Units (KMC RE Investor, LLC)	(5)	-	-	-	290	-	-	290
	9.00% Secured Debt	(5)	-	-	97	977	8	7	978
	Preferred Member Units	(5)	-	-	21	3,060	-	-	3,060
Market Force Information, LLC	12.00% PIK Secured Debt	(9)	-	(2,965)	63	5,625	790	3,024	3,391
	LIBOR Plus 11.00% (Floor 1.00%)	(9)	-	23	10	674	23	697	-
	Member Units	(9)	-	(1,319)	-	1,319	-	1,319	-
MH Corbin Holding LLC	13.00% Secured Debt	(5)	-	(83)	297	2,213	20	163	2,070
	Preferred Member Units	(5)	-	(602)	-	1,192	-	602	590
	Common Member Units	(5)	-	(5)	-	5	-	5	-
Mystic Logistics Holdings, LLC	12.00% Secured Debt	(6)	-	-	208	1,561	502	381	1,682
	Common Stock	(6)	-	145	51	2,103	145	-	2,248
NexRev LLC	11.00% PIK Secured Debt	(8)	3	(54)	503	4,331	66	220	4,177
	Preferred Member Units	(8)	-	(1,207)	(9)	1,577	-	1,207	370
NuStep, LLC	12.00% Secured Debt	(5)	-	-	625	4,901	27	640	4,288
	Preferred Member Units	(5)	-	150	-	2,550	150	-	2,700
SI East, LLC	9.50% Current, Secured Debt	(7)	-	(36)	1,105	10,988	38	39	10,987
	Preferred Member Units	(7)	-	526	431	2,734	527	1	3,260
Tedder Industries, LLC	12.00% Secured Debt	(9)	-	(63)	522	4,066	182	63	4,185
	12.00% Secured Debt	(9)	-	2	16	158	2	320	(160)
	Preferred Member Units	(9)	-	-	-	2,034	-	-	2,034
Trantech Radiator Topco, LLC	12.00% Secured Debt	(7)	-	(3)	288	2,237	25	131	2,131
	Common Stock	(7)	-	346	29	1,164	347	1	1,510
Other Amounts related to investments transferred to or from other 1940 Act classification during the period			-
Total Affiliate investments			$(4,041)	$3,798	$14,762	$154,158	$31,370	$27,838	$157,690

(1)	The principal amount, the ownership detail for equity investments and if the investment is income producing is included in the consolidated schedule of investments.
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

(3)

Gross additions include increases in the cost basis of investments resulting from new portfolio investments, follow‑on investments and accrued PIK interest, and the exchange of one or more existing securities for one or more new securities. Gross additions also include net increases in unrealized appreciation or net decreases in net unrealized depreciation as well as the movement of an existing portfolio company into this category and out of a different category.

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

(5)

Portfolio company located in the Midwest region as determined by location of the corporate headquarters. The fair value as of December 31, 2020 for affiliate investments located in this region was $63,420. This represented 10.9% of net assets as of December 31, 2020.

(6)

Portfolio company located in the Northeast region as determined by location of the corporate headquarters. The fair value as of December 31, 2020 for affiliate investments located in this region was $3,930. This represented 0.7% of net assets as of December 31, 2020.

(7)

Portfolio company located in the Southeast region as determined by location of the corporate headquarters. The fair value as of December 31, 2020 for affiliate investments located in this region was $24,258. This represented 4.2% of net assets as of December 31, 2020.

(8)

Portfolio company located in the Southwest region as determined by location of the corporate headquarters. The fair value as of December 31, 2020 for control investments located in this region was $33,084. This represented 5.7% of net assets as of December 31, 2020. The fair value as of December 31, 2020 for affiliate investments located in this region was $37,251. This represented 6.4% of net assets as of December 31, 2020.

(9)

Portfolio company located in the West region as determined by location of the corporate headquarters. The fair value as of December 31, 2020 for control investments located in this region was $747. This represented 0.1% of net assets as of December 31, 2020. The fair value as of December 31, 2020 for affiliate investments located in this region was $28,831. This represented 5.0% of net assets as of December 31, 2020.

(10)	All of the Company’s portfolio investments are generally subject to restrictions on resale as “restricted securities,” unless otherwise noted.
(11)

This schedule should be read in conjunction with the consolidated schedule of investments and notes to the consolidated financial statements. Supplemental information can be located within the schedule of investments including end of period interest rate, preferred dividend rate, maturity date, investments not paid currently in cash and investments whose value was determined using significant unobservable inputs

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.    Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, President, Chief Financial Officer, Chief Compliance Officer and Chief Accounting Officer, of our disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act). Based on that evaluation, our Chief Executive Officer, President, Chief Financial Officer, Chief Compliance Officer and Chief Accounting Officer concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to us that is required to be disclosed in the reports we file or submit under the Exchange Act.

(b)	Management’s Report on Internal Control Over Financial Reporting

The management of MSC Income Fund, Inc. and its subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Company’s evaluation under the framework in Internal Control — Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of the Company’s internal control over financial reporting as of December 31, 2021 pursuant to the rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

(c)	Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2021, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Directors

The following table sets forth certain information regarding our directors:

Name and Principal Occupation(1)	Age	Director Since(2)

Independent Directors

Robert L. Kay	69	2020

Mr. Kay has been an independent director since October 2020. Mr. Kay has more than 40 years of broad based banking, investments, private equity intermediary, and private business management experience, including commercial loan and venture capital investment portfolio oversight. After spending the first 10 years of his career as a corporate lender with a major Texas bank holding company in Dallas, he returned to his hometown in Austin where he spent the next eight years in the venture investing arena. Beginning in 1990, Mr. Kay served as Chief Executive Officer and/or Chief Operating Officer of multiple start up, growth phase, and turnaround operating company situations, including serving as Chief Operating Officer and Chief Financial Officer of DrillingInfo from 2006 until its sale in 2012. Mr. Kay has served as the managing member and chief executive officer of Excelleration Partners, an early stage investment firm since 2012. Mr. Kay earned a B.B.A. in general business (accounting concentration) from the University of Texas.

John O. Niemann, Jr.	65	2012

Mr. Niemann has been an independent director since 2012 and Chairman of the Nominating and Corporate Governance Committee since October 2020. He is a Managing Director of Andersen Tax LLC having served in this position since June 2013. He is also the President and Chief Operating Officer of Arthur Andersen LLP and has been since 2003. He previously served on the administrative board of Arthur Andersen LLP and on the board of partners of Andersen Worldwide. He began his career at Arthur Andersen LLP in 1978 and has served in increasing responsibilities in senior management positions, since 1992. Mr. Niemann has served as a director and Chairman of the Audit Committee of Hines Global Income Trust since July 2014 and as the lead independent director since May 2019 and as a director and Chairman of the Audit Committee of Adams Resources & Energy, Inc. since May 2019. Mr. Niemann has served on the board of directors of many Houston area non profit organizations, including Strake Jesuit College Preparatory School (past chair of the board), The Regis School of the Sacred Heart (past chair of the board), The Houston Symphony, The University of St. Thomas, The Alley Theatre and Taping for the Blind, Inc. He graduated with a B.A. in Managerial Studies (magna cum laude) and a master’s degree in accounting from Rice University, received a J.D. (summa cum laude) from the South Texas College of Law and an LL.M. in taxation (summa cum laude) from the University of San Francisco School of Law.

Jeffrey B. Walker	61	2015

Mr. Walker has been an independent director and Chairman of the Audit Committee since October 2020. Mr. Walker retired in May 2020 after a successful 38 year career

Name and Principal Occupation(1)	Age	Director Since(2)

in public accounting with Arthur Andersen and, more recently, Deloitte Tax, LLP where he held several leadership roles including, most recently, Vice Chairman from 2014 until May 2020. Mr. Walker served as a member of Deloitte LLP’s board from 2011 until 2015 and also served as the Chief Development Officer of Deloitte Tax from 2013 until 2015. Mr. Walker is a certified public accountant and a member of the AICPA and Texas State Board of CPAs and earned a B.B.A. in Accounting and Economics from the University of Mississippi.

Interested Directors

Mr. Hyzak is an interested person, as defined in the 1940 Act, due to his positions at MSC Income Fund.

Dwayne L. Hyzak	49	2018

Mr. Hyzak was appointed to our board of directors in June 2020 and as our Chief Executive Officer and Chairman in October 2020. Mr. Hyzak has served as Main Street’s Chief Executive Officer since November 2018 and as a member of Main Street’s board of directors since January 2018. Mr. Hyzak also serves as a member of Main Street’s management team’s investment and executive committees. Previously, he served as Main Street’s President (2015 until November 2018), Chief Operating Officer (2014 until November 2018), Chief Financial Officer (2011 until 2014) and Senior Managing Director since 2011. Mr. Hyzak has served in other senior executive positions at Main Street since prior to its IPO in 2007. From 2002, Mr. Hyzak has also served as a Senior Managing Director and in other executive positions of several Main Street predecessor funds and entities, which are now subsidiaries of Main Street. From 2000 to 2002, Mr. Hyzak was a Director of Integration with Quanta Services, Inc. (NYSE: PWR), which provides specialty contracting services to the power, natural gas and telecommunications industries, where he was principally focused on the company’s mergers and acquisitions and corporate finance activities. Mr. Hyzak currently serves on the board of directors of Child Advocates, a non profit organization that trains and supports advocates to serve the interests of abused or neglected children in the greater Houston area.

(1)	The address of each director is c/o MSC Income Fund, Inc., 1300 Post Oak Boulevard, 8th Floor, Houston, Texas 77056. The age given for each of our directors is as of March 14, 2022.
(2)	Directors serve for a term until the next annual meeting of stockholders and until their successors are duly elected and qualified or until their earlier removal or resignation.

Executive Officers

The following table sets forth information regarding our executive officers:

Name	Age	Position(s) Held
Dwayne L. Hyzak*	49	Chairman of the Board and Chief Executive Officer
David L. Magdol*	51	President and Chief Investment Officer
Jesse E. Morris	54	Executive Vice President, Chief Financial Officer, Chief Operating Officer and Treasurer
Jason B. Beauvais	46	Executive Vice President, General Counsel, Chief Compliance Officer and Secretary
Nicholas T. Meserve	42	Managing Director
Cory E. Gilbert	49	Vice President, Chief Accounting Officer and Assistant Treasurer

*

Member of our Adviser’s investment committee. The investment committee is responsible for all aspects of our investment processes, including approval of investments. Vincent D. Foster, Chairman of Main Street’s board of directors, is also a member of our Adviser’s investment committee.

The address for each executive officer is 1300 Post Oak Boulevard, 8th Floor, Houston, Texas 77056. The age given for each of our officers is as of March 14, 2022. Each officer holds office until his successor is chosen and qualified or until his earlier death, removal or resignation.

For more information on Mr. Hyzak, Chairman of the Board and Chief Executive Officer, see his biographical information above.

David L. Magdol has served as our President and Chief Investment Officer since October 2020 and as the President of Main Street since November 2018 and Chief Investment Officer since 2011. Mr. Magdol is also the chairman of Main Street’s management team’s investment committee and a member of Main Street’s management team’s executive committee. Previously, he served as Vice Chairman from 2015 until November 2018. Mr. Magdol has served in other senior executive positions at Main Street since prior to its IPO in 2007. Mr. Magdol co-founded and has served as a Senior Managing Director and in other executive positions of several Main Street predecessor funds and entities, which are now subsidiaries of ours, since 2002. Mr. Magdol joined Main Street from the investment banking group at Lazard Freres & Co. Prior to Lazard, he managed a portfolio of private equity investments for the McMullen Group, a private investment firm/family office capitalized by Dr. John J. McMullen, the former owner of the New Jersey Devils and the Houston Astros. Mr. Magdol began his career in the structured finance services group of JP Morgan Chase.

Jesse E. Morris has served as our Executive Vice President and Chief Operating Officer since October 2020 and Chief Financial Officer since August 2021. Mr. Morris also serves as the Executive Vice President, Chief Financial Officer and Chief Operating Officer of Main Street and has held various management roles since joining in July 2019. Mr. Morris previously served in various roles of increasing responsibility with Quanta Services, Inc. (NYSE: PWR), which provides specialty contracting services to the power, natural gas and telecommunications industries, including most recently as Executive Vice President — Finance and President — Infrastructure Solutions from 2018 until July 2019. In this position, he oversaw the accounting, treasury, tax and financial planning and analysis activities and led Quanta’s public-private partnership (P3) concession and private infrastructure investment activities. He previously served as Quanta’s Executive Vice President — Corporate Development from 2014 to 2018. Prior to joining Quanta, Mr. Morris served in various financial and accounting positions of increasing responsibility with Sysco Corporation (NYSE: SYY), a global distributor of food and related products primarily to the foodservice or food-away-from-home industry, from 2002 through 2013, including as Vice President and Chief Financial Officer — Foodservice Operations and Vice President of Finance and Chief Financial Officer — Broadline Operations. His responsibilities in those positions at Sysco included the oversight of financial and accounting matters for field operations and corporate financial planning and analysis matters. Mr. Morris began his career as a certified public accountant with Arthur Andersen where he advanced to experienced audit manager.

Jason B. Beauvais has served as our Executive Vice President since 2021 and General Counsel, Chief Compliance Officer and Secretary since October 2020. Mr. Beauvais also serves as the Executive Vice President, General Counsel, Chief Compliance Officer and Secretary of Main Street and has held various management roles since joining in 2008. He also currently serves as chair of the BDC Council Legal Committee of the Small Business Investor Alliance (SBIA), the BDC and small business investment company trade association. From 2006 through 2008, Mr. Beauvais was an attorney with Occidental Petroleum Corporation (NYSE: OXY), an international oil and gas exploration and production company. Prior to joining Occidental Petroleum Corporation, Mr. Beauvais practiced corporate and securities law at Baker Botts L.L.P., where he primarily counseled companies in public issuances and private placements of debt and equity and handled a wide range of general corporate and securities matters as well as mergers and acquisitions.

Nicholas T. Meserve has served as our Managing Director since October 2020 and as Main Street’s Managing Director on its private credit investment team since 2012. Mr. Meserve previously served on our Board of Directors from April 2016 until June 2020. Previously, from 2004 until 2012, Mr. Meserve worked at Highland Capital Management, LP, a large alternative credit manager, and certain of its affiliates, where he managed a portfolio of senior loans and high yield bonds across a diverse set of industries. Prior to Highland, he was a Credit Analyst at JP Morgan Chase & Co.

Cory E. Gilbert has served as our Vice President since March 2022 and as our Chief Accounting Officer and Assistant Treasurer since October 2020. He also serves as Main Street’s Vice President of Finance and Chief Accounting Officer – Asset Management Business and Assistant Treasurer. From June 2015 to December 2019, Mr. Gilbert served as the Chief Financial Officer and Treasurer for OHA Investment Corporation, a publicly traded business development company externally managed by Oak Hill Advisors LLP. From September 2013 to May 2015, Mr. Gilbert worked at RED Capital Group, the commercial mortgage banking arm of ORIX USA, where he most recently served as their Chief Financial Officer. Prior to that, from September 2008 to August 2013, Mr. Gilbert served as s line of business controller of ORIX USA. Prior thereto, Mr. Gilbert served as a manager in KPMG LLP financial services practice in the Dallas-Fort Worth area. Mr. Gilbert is a certified public accountant.

Code of Ethics

We and MSC Adviser have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. The code of ethics is available on the EDGAR Database on the SEC’s website at http://www.sec.gov.

In addition, our Code of Business Conduct and Ethics, which is applicable to all of officers, directors and personnel, requires that all officers, directors and personnel avoid any conflict, or the appearance of a conflict, between an individual’s personal interests and our interests. Our Code of Business Conduct and Ethics is available under the “Corporate Governance” tab on our website at www.mscincomefund.com/investors. We intend to disclose any substantive amendments to, or waivers from, this code of conduct within four business days of the waiver or amendment through a website posting.

Committees

Our Board of Directors currently has, and appoints the members of, standing Audit and Nominating and Corporate Governance Committees. Each of those committees is comprised entirely of independent directors and has a written charter approved by our Board of Directors. The current members of the committees are identified in the following table.

Board Committees
Director	Audit	Nominating and Corporate Governance
Robert L. Kay	⌧	⌧
John O. Niemann, Jr.	⌧	Chair
Jeffrey B. Walker	Chair	⌧

The Board of Directors also maintains a Pricing Committee that is comprised of Messrs. Hyzak and Kay. Mr. Kay also serves as the Board’s liaison to our Adviser’s Conflicts Committee, described further below.

Audit Committee

The Audit Committee is responsible for selecting, engaging and discharging our independent accountants, reviewing the plans, scope and results of the audit engagement with our independent accountants, approving professional services provided by our independent accountants (as well as the compensation for those services), reviewing the independence of our independent accountants and reviewing the adequacy of our internal control over financial reporting. In addition, the Audit Committee is responsible for assisting our Board of Directors with oversight of our investment valuation policy and procedures and overseeing the Company’s policy standards and guidelines for risk assessment and risk management. Our Board of Directors has determined that each of Messrs. Kay, Niemann and Walker is an “Audit

Committee financial expert” as defined by the SEC. For more information on the backgrounds of these directors, see their biographical information above.

You may obtain copies of the Audit Committee charter from our website at www.mscincomefund.com “Corporate Governance — Governance Docs” in the “Investors” section of our website.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee is responsible for determining criteria for service on our Board of Directors, identifying, researching and recommending to the Board of Directors director nominees for election by our stockholders, selecting nominees to fill vacancies on our Board of Directors or a committee of the Board, developing and recommending to our Board of Directors any amendments to our corporate governance principles and overseeing the self-assessment of our Board of Directors and its committees.

You may obtain copies of the Nominating and Corporate Governance Committee charter from our website at www.mscincomefund.com “Corporate Governance — Governance Docs” in the “Investors” section of our website.

Pricing Committee

Unless our stockholders allow us to do so, we are prohibited from selling, or issuing pursuant to our distribution reinvestment plan, shares of our Common Stock at a price below the then-current net asset value per share, exclusive of any distributing commission or discount, as applicable. The Pricing Committee is currently responsible for assisting the Board of Directors in determining the price at which we issue shares in any private sales and pursuant to our distribution reinvestment plan and ensuring that such price does not contravene this restriction. Additionally, the Pricing Committee is responsible for assisting the Board of Directors in determining the price at which we purchase shares pursuant to our share repurchase program. The Pricing Committee considers various factors, including the valuations of our investment portfolio, in determining whether the Company is issuing shares of Common Stock at a price below the then-current net asset value per share.

MSC Adviser I, LLC Conflicts Committee

Our Adviser maintains a Conflicts Committee that reviews and approves specific matters that may involve conflicts of interest among Main Street and its clients, including the Company. The Board of Directors has appointed Mr. Kay to represent the Company’s interest as liaison to our Adviser’s Conflicts Committee.

Item 11.    Executive Compensation

Compensation Discussion and Analysis

None of our executive officers receives direct compensation from us. The compensation of the principals and other investment professionals of our Adviser is paid by our Adviser or its affiliates. The compensation of our executive officers for administrative services provided to the Company is paid by our Adviser, but we reimburse our Adviser for, among other things, our allocable portion of the actual cost (without markup) of the persons performing the functions of chief financial officer and chief compliance officer and other personnel engaged to provide such administrative services (including, without limitation, direct compensation costs including the allocable portion of salaries, bonuses, benefits and other direct costs associated therewith) and related overhead costs, including rent. To the extent that our Adviser outsources any of its functions as administrator, we will pay the fees associated with such functions on a direct basis without profit to our Adviser. See “Certain Relationships and Related Transactions, and Director Independence” below for a discussion of fees and expenses payable to our Adviser.

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

Additionally, the Chairpersons of certain committees of the Board of Directors are entitled to the following annual retainer amounts:

●$15,000 to the Chair of the Audit Committee of the Board of Directors; and

●$10,000 to the Chair of the Nominating and Corporate Governance Committee of the Board of Directors.

We also pay a $10,000 annual retainer to the member of the Board of Directors appointed to be the liaison to our Adviser’s Conflicts Committee and reimburse all of our directors for reasonable out-of-pocket expenses incurred in connection with their service on the Board of Directors.

The following table sets forth the compensation that we paid during the year ended December 31, 2021 to our non-interested directors. Directors who are also employees of Main Street or any of its subsidiaries do not receive compensation for their services as directors.

2021 Director Compensation

	Fees Earned or	All Other	Total
Name of Director	Paid in Cash	Compensation(1)	Compensation(2)
Interested Directors:
Dwayne L. Hyzak	$—	$—	$—
Independent Directors:
Robert L. Kay	165,500	—	165,500
John O. Niemann, Jr.	165,500	—	165,500
Jeffrey B. Walker	171,750	—	171,750

(1)	We did not award any portion of the fees earned by our directors in stock or options during the year ended December 31, 2021. We do not have a profit-sharing, compensation or retirement plan, and directors do not receive any pension or retirement benefits.
(2)	The amounts listed are for the fiscal year ending December 31, 2021.

The following table sets forth the dollar range of equity securities of the Company that were beneficially owned by each director as of March 14, 2022:

Dollar Range of
Equity Securities
Beneficially
Name and Address(1)	Owned(2)(3)(4)
Interested Directors:
Dwayne L. Hyzak	Over $100,000
Independent Directors:
Robert L. Kay	Over $100,000
John O. Niemann, Jr.	Over $100,000
Jeffrey B. Walker	Over $100,000

(1)	The address of each director is c/o MSC Income Fund, Inc., 1300 Post Oak Boulevard, 8th Floor, Houston, Texas 77056.

(2)	Beneficial ownership has been determined in accordance with Rule 16a-1(a)(2) under the Exchange Act.
(3)	The dollar range of equity securities beneficially owned by our directors is based on our net asset value per share of $7.68 as of December 31, 2021.
(4)	The dollar range of equity securities beneficially owned is: None, $1 - $10,000, $10,001 - $50,000, $50,001 - $100,000, or over $100,000.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Ownership

No person is deemed to control us, as such term is defined in the 1940 Act, through beneficial ownership of our common stock. The following table sets forth, as of March 14, 2022, information with respect to the beneficial ownership of our common stock by:

●	each person known to us to beneficially own more than 5% of the outstanding shares of our common stock;
●	each of our directors and executive officers; and
●	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. There is no common stock subject to options that are currently exercisable or exercisable within 60 days of March 14, 2022. Percentage of beneficial ownership is based on 79,870,636 shares of common stock outstanding as of March 14, 2022.

Unless otherwise indicated, all shares of common stock are owned directly and the named person has sole voting and investment power. None of the shares of common stock beneficially owned by our officers or directors has been pledged as security for an obligation.

	Shares beneficially owned
	as of March 14, 2022
		Percentage of
		Current
Name and Address	Number	Ownership
Interested Directors:
Dwayne L. Hyzak	17,712.25	*
Independent Directors:
Robert L. Kay	20,000.00	*
John O. Niemann, Jr.	39,199.28	*
Jeffrey B. Walker	28,339.59	*
Executive Officers (that are not directors):
David L. Magdol	14,169.80	*
Jesse E. Morris	—	—
Jason B. Beauvais	7,084.90	*
All officers and directors as a group (7 persons)	126,505.82	*

*	Amount represents less than 1.0%.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

We have procedures in place for the review, approval and monitoring of transactions involving us and certain persons related to us. As a BDC, the 1940 Act restricts us from participating in transactions with any persons affiliated with us, including our or our Adviser’s officers, directors and personnel and any person controlling or under common control with us or our Adviser, subject to certain exceptions.

In addition, our Code of Business Conduct and Ethics, which is applicable to all of our personnel, officers and directors, requires that all personnel, officers and directors avoid any conflict, or the appearance of a conflict, between an individual’s personal interests and our interests. Our Code of Business Conduct and Ethics is available at http://mscincomefund.com under “Corporate Governance – Governance Documents” in the “Investors” section of our website.

The information required by this Item is disclosed in “Note L – Related Party Transactions and Arrangements” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K and incorporated herein by reference. In addition, we may be subject to the additional relationships and related party transactions described below:

Allocation of MSC Adviser’s Time

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

Director Independence

While we are not listed on any public securities exchange, we comply with corporate governance rules of the New York Stock Exchange (“NYSE”) requiring listed companies to have a board of directors with at least a majority of independent directors. Under the NYSE’s corporate governance rules, in order for a director to be deemed independent, our Board of Directors must determine that the individual does not have a relationship that would interfere with the director’s exercise of independent judgment in carrying out his or her responsibilities. On an annual basis, each member of our Board of Directors is required to complete an independence questionnaire designed to provide information to assist the Board of Directors in determining whether the director is independent under the NYSE’s corporate governance rules, the Exchange Act and the 1940 Act. Our board of directors has determined that each of our directors, other than Mr. Hyzak, is independent under the listing standards of the NYSE, the Exchange Act and the 1940 Act.

Item 14.    Principal Accountant Fees and Services

The Audit Committee of our Board of Directors has appointed Grant Thornton LLP (“Grant Thornton”) as our independent registered public accounting firm for the fiscal year ending December 31, 2022, subject to ratification by our stockholders.

Grant Thornton’s aggregate fees billed to us for the fiscal years ended December 31, 2021 and 2020 are as follows:

				All
	Audit	Audit‑Related	Tax	Other
Period	Fees(1)	Fees(2)	Fees(3)	Fees(4)	Total Fees
Fiscal year ended December 31, 2021	$479,420	$—	$—	$—	$479,420
Fiscal year ended December 31, 2020	492,720	—	—	—	492,720

(1)	“Audit Fees” are those fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided in connection with statutory and regulatory filings.
(2)	“Audit-Related Fees” are those fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attestation services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.
(3)	“Tax Fees” are those fees billed for professional services for tax compliance. Grant Thornton provided no professional services for tax compliance during the fiscal years ended December 31, 2021 and 2020.
(4)	“All Other Fees” are those fees billed for services, other than the services reported above, related to our registration statements and related prospectuses. Such fees are incurred by our Adviser and reimbursed by us on a monthly basis, up to a maximum aggregate amount of 1.5% of the gross stock offering proceeds.

Pre-approval Policies and Procedures

The Audit Committee has adopted a pre-approval policy requiring the Audit Committee to pre-approve all audit and permissible non-audit services to be performed by Grant Thornton. In determining whether or not to pre-approve services, the Audit Committee will consider whether the service is a permissible service under the rules and regulations promulgated by the SEC, and, if permissible, the potential effect of such services on the independence of Grant Thornton. All services performed for us for the fiscal years ended December 31, 2021 and 2020 were pre-approved or ratified by our Audit Committee.

PART IV

Item 15.    Exhibit and Consolidated Financial Statement Schedules

The following documents are filed or incorporated by reference as part of this Annual Report:

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

4.2	Description of Securities (filed as Exhibit 4.4 to the Registrant’s annual report on Form 10-K, filed on March 30, 2021 (File No. 814-00939) and incorporated herein by reference).
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

10.6

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

10.7

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

10.8

Fourth Amendment to Amended and Restated Senior Secured Revolving Credit Agreement, dated as of January 27, 2021, by and among the Registrant, MSC Equity Holding, LLC, MSC Equity Holding II, Inc., MSC California Holdings GP LLC, MSC California Holdings LP, the lenders party thereto and TIAA, FSB (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on January 28, 2021 (File No. 814-00939) and incorporated herein by reference).

10.9

Fifth Amendment to Amended and Restated Senior Secured Revolving Credit Agreement, dated as of July 27, 2021, by and among the Registrant, MSC Equity Holding, LLC, MSC Equity Holding II, Inc., MSC California Holdings GP LLC, MSC California Holdings LP, the lenders party thereto and TIAA, FSB (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on July 27, 2021 (File No. 814-00939) and incorporated herein by reference).

10.10

Sixth Amendment and Waiver to Amended and Restated Senior Secured Revolving Credit Agreement, dated as of September 22, 2021, by and among the Registrant, the Guarantors party thereto, the lenders party thereto and TIAA, FSB (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on September 28, 2021 (File No. 814-00939) and incorporated herein by reference).

10.11

Term Loan Agreement, dated as of January 27, 2021, by and between the Registrant and Main Street Capital Corporation (filed as Exhibit 10.2 to the Registrant’s current report on Form 8-K, filed on January 28, 2021 (File No. 814-00939) and incorporated herein by reference).

10.12

Amended and Restated Term Loan Agreement, dated as of July 27, 2021, by and between the Registrant and Main Street Capital Corporation (included as Appendix B to Exhibit 10.9 above, filed as Exhibit 10.2 to the Registrant’s current report on Form 8-K, filed on July 27, 2021 (File No. 814-00939) and incorporated herein by reference).

10.13

Loan and Security Agreement, dated as of February 3, 2021, among MSIF Funding, LLC, as borrower, the Registrant, as portfolio manager, U.S. Bank, National Association, as collateral agent, securities intermediary, and collateral administrator, and JPMorgan Chase Bank, National Association, as administrative agent and lender (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on February 4, 2021 (File No. 814-00939) and incorporated herein by reference).

10.14

Master Note Purchase Agreement, dated as of October 22, 2021, by and among the Registrant and the Purchasers party thereto (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on October 22, 2021 (File No. 814-00939) and incorporated herein by reference).

21.1	List of Subsidiaries (filed as Exhibit 21.1 to the Registrant’s annual report on Form 10-K, filed on March 30, 2021 (File No. 814-00939) and incorporated herein by reference).

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

MSC INCOME FUND, INC.

Date: March 14, 2022	By:	/s/ DWAYNE L. HYZAK
Dwayne L. Hyzak
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/ DWAYNE L. HYZAK	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 14, 2022
Dwayne L. Hyzak

/s/ JESSE E. MORRIS	Executive Vice President, Chief Financial Officer, Chief Operating Officer and Treasurer (Principal Financial Officer)	March 14, 2022
Jesse E. Morris

/s/ CORY E. GILBERT	Vice President, Chief Accounting Officer and Assistant Treasurer (Principal Accounting Officer)	March 14, 2022
Cory E. Gilbert

/s/ ROBERT L. KAY	Director	March 14, 2022
Robert L. Kay

/s/ JOHN O. NIEMANN, JR.	Director	March 14, 2022
John O. Niemann, Jr.

/s/ JEFFREY B. WALKER	Director	March 14, 2022
Jeffrey B. Walker