Form 10-Q
period 2022-03-31
MSC INCOME FUND, INC.
filed 2022-05-16
CIK 1535778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
⌧ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR
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

The number of shares outstanding of the issuer’s common stock as of May 16, 2022 was 80,013,491.

MSC INCOME FUND, INC.

Consolidated Balance Sheets

(in thousands, except shares and per share amounts)

	March 31,	December 31,
	2022	2021
ASSETS	(Unaudited)
Investments at fair value:
Control investments (cost: $29,072 and $28,903 as of March 31, 2022 and December 31, 2021, respectively)	$46,930	$46,583
Affiliate investments (cost: $216,740 and $209,971 as of March 31, 2022 and December 31, 2021, respectively)	241,000	234,158
Non‑Control/Non‑Affiliate investments (cost: $822,092 and $828,301 as of March 31, 2022 and December 31, 2021, respectively)	793,666	796,395
Total investments (cost: $1,067,904 and $1,067,175 as of March 31, 2022 and December 31, 2021, respectively)	1,081,596	1,077,136
Cash and cash equivalents	39,242	25,813
Dividends and interest receivable	10,425	12,991
Deferred financing costs (net of accumulated amortization of $1,492 and $1,290 as of March 31, 2022 and December 31, 2021, respectively)	3,825	4,049
Receivable for securities sold	—	21,729
Prepaids and other assets	1,739	2,059
Total assets	$1,136,827	$1,143,777
LIABILITIES
Credit facilities	$346,688	$426,688
Series A Notes due 2026 (par: $150,000 and $77,500 as of March 31, 2022 and December 31, 2021, respectively)	148,663	76,184
Accounts payable and other liabilities	1,889	3,159
Interest payable	4,310	3,093
Dividend payable	13,178	11,974
Management and incentive fees payable	5,141	5,339
Payable for securities purchased	210	4,170
Deferred tax liability, net	121	—
Total liabilities	520,200	530,607
Commitments and contingencies (Note J)
NET ASSETS
Common stock, $0.001 par value per share (450,000,000 shares authorized; 79,870,636 and 79,826,605 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively)	80	80
Additional paid‑in capital	682,848	682,426
Total overdistributed earnings	(66,301)	(69,336)
Total net assets	616,627	613,170
Total liabilities and net assets	$1,136,827	$1,143,777
NET ASSET VALUE PER SHARE	$7.72	$7.68

The accompanying notes are an integral part of these consolidated financial statements

MSC INCOME FUND, INC.

Consolidated Statements of Operations

(in thousands, except shares and per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
INVESTMENT INCOME:
Interest, fee and dividend income:
Control investments	$1,001	$600
Affiliate investments	5,206	3,650
Non‑Control/Non‑Affiliate investments	17,194	16,022
Total investment income	23,401	20,272
EXPENSES:
Interest	4,529	3,164
Base management fees	4,990	3,903
Internal administrative services expenses	1,181	1,055
Offering costs	62	—
Professional fees	347	558
Insurance	130	114
Board of director fees	90	108
General and administrative	409	483
Total expenses before expense waivers	11,738	9,385
Waiver of internal administrative services expenses	(1,030)	(1,055)
Total expenses, net of expense waivers	10,708	8,330
NET INVESTMENT INCOME	12,693	11,942
NET REALIZED GAIN (LOSS):
Affiliate investments	446	—
Non‑Control/Non‑Affiliate investments	(193)	(1,991)
Realized loss on extinguishment of debt	—	(2,091)
Total net realized gain (loss)	253	(4,082)
NET UNREALIZED APPRECIATION (DEPRECIATION):
Control investments	177	(66)
Affiliate investments	77	1,003
Non‑Control/Non‑Affiliate investments	3,477	4,256
Total net unrealized appreciation (depreciation)	3,731	5,193
INCOME TAXES:
Federal and state income, excise and other taxes	(343)	(396)
Deferred taxes	(121)	—
Income tax benefit (provision)	(464)	(396)
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$16,213	$12,657
NET INVESTMENT INCOME PER SHARE—BASIC AND DILUTED	$0.16	$0.15
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE—BASIC AND DILUTED	$0.20	$0.16
WEIGHTED-AVERAGE SHARES OUTSTANDING—BASIC AND DILUTED	79,861,392	79,608,304

The accompanying notes are an integral part of these consolidated financial statements

MSC INCOME FUND, INC.

Consolidated Statements of Changes in Net Assets

(in thousands, except shares)

(Unaudited)

	Common Stock		Additional	Total
	Number of	Par	Paid‑In	Overdistributed	Total Net
	Shares	Value	Capital	Earnings	Asset Value
Balances at December 31, 2020	79,608,304	$80	$682,028	$(102,484)	$579,624
Net increase resulting from operations	—	—	—	12,657	12,657
Dividends to stockholders	—	—	—	(7,961)	(7,961)
Balances at March 31, 2021	79,608,304	$80	$682,028	$(97,788)	$584,320

Balances at December 31, 2021	79,826,605	$80	$682,426	$(69,336)	$613,170
Dividend reinvestment	533,062	—	4,212	—	4,212
Common stock repurchased	(489,031)	—	(3,790)	—	(3,790)
Net increase resulting from operations	—	—	—	16,213	16,213
Dividends to stockholders	—	—	—	(13,178)	(13,178)
Balances at March 31, 2022	79,870,636	$80	$682,848	$(66,301)	$616,627

The accompanying notes are an integral part of these consolidated financial statements

MSC INCOME FUND, INC.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$16,213	$12,657
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Principal repayments received, proceeds from sales of investments in portfolio companies	51,769	60,744
Investments in portfolio companies	(49,899)	(79,381)
Net unrealized (appreciation) depreciation	(3,731)	(5,193)
Net realized (gain) loss on the sale of portfolio investments	(253)	1,991
Realized loss on extinguishment of debt	—	2,091
Amortization of deferred financing costs	325	311
Accretion of unearned income	(1,337)	(959)
Payment-in-kind interest	(1,009)	(1,412)
Deferred tax provision	121	—
Changes in other assets and liabilities:
Dividends and interest receivable	2,566	(2,356)
Receivable for securities sold	21,729	(1,789)
Prepaid and other assets	320	919
Payable for securities purchased	(3,960)	10,782
Management and incentive fees payable	(198)	(299)
Interest payable	1,217	1,485
Accounts payable and other liabilities	(1,270)	620
Net cash provided by (used in) operating activities	32,603	211
CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of common stock	(3,790)	—
Dividends paid	(7,762)	—
Repayments on Credit Facilities	(112,000)	(311,816)
Proceeds from Credit Facilities	32,000	294,688
Proceeds from Series A Notes due 2026	72,500	—
Payment of deferred financing costs	(122)	(3,545)
Net cash provided by (used in) financing activities	(19,174)	(20,673)
Net increase (decrease) in cash, cash equivalents and restricted cash	13,429	(20,462)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	25,813	49,066
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$39,242	$28,604

Supplemental cash flow disclosures:
Interest paid	$2,988	$1,369
Taxes paid	$1,668	$396
Non-cash financing activities:
Value of shares issued pursuant to the DRIP	$4,212	$-

The accompanying notes are an integral part of these consolidated financial statements

MSC INCOME FUND, INC.

Consolidated Schedule of Investments

March 31, 2022

(dollars in thousands)

(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Control Investments (5)

Copper Trail Fund Investments	(12) (13)	Investment Partnership
			LP Interests (CTMH, LP)	(24)	7/17/2017	38.8%				$835	$710

GRT Rubber Technologies LLC		Manufacturer of Engineered Rubber Products
			Secured Debt		12/19/2014		8.23% (L+8.00%)	10/29/2026	19,152	18,942	19,153
			Member Units	(8)	12/19/2014	2,896				6,435	22,750
										25,377	41,903
Harris Preston Fund Investments	(12) (13)	Investment Partnership
			LP Interests (2717 MH, L.P.)	(24)	10/1/2017	49.3%				2,860	4,317

Subtotal Control Investments (7.6% of net assets at fair value)										$29,072	$46,930
Affiliate Investments
AFG Capital Group, LLC		Provider of Rent-to-Own Financing Solutions and Services
			Secured Debt		4/25/2019		10.00%	5/25/2022	$14	$14	$14
			Preferred Member Units	(8)	11/7/2014	46				300	2,090
										314	2,104
Analytical Systems Keco Holdings, LLC		Manufacturer of Liquid and Gas Analyzers
			Secured Debt	(9)	8/16/2019		12.00% (L+10.00%, Floor 2.00%)	8/16/2024	1,219	1,168	1,168
			Preferred Member Units		8/16/2019	800				800	-
			Preferred Member Units		5/20/2021	607				607	1,080
			Warrants	(27)	8/16/2019	105		8/16/2029		79	-
										2,654	2,248
ATX Networks Corp.	(11)	Provider of Radio Frequency Management Equipment
			Secured Debt	(9)	9/1/2021		8.50% (L+7.50%, Floor 1.00%)	9/1/2026	7,602	7,057	7,260
			Unsecured Debt	(19)	9/1/2021		10.00% PIK	9/1/2028	3,164	2,085	2,136
			Common Stock		9/1/2021	585				-	-
										9,142	9,396
Barfly Ventures, LLC	(10)	Casual Restaurant Group
			Member Units		10/26/2020	12				528	683

Batjer TopCo, LLC		HVAC Mechanical Contractor
			Secured Debt		3/7/2022		11.00%	3/31/2027	1,225	1,201	1,201
			Preferred Stock		3/7/2022	453				453	453
										1,654	1,654
Brewer Crane Holdings, LLC		Provider of Crane Rental and Operating Services
			Secured Debt	(9)	1/9/2018		11.00% (L+10.00%, Floor 1.00%)	1/9/2023	1,984	1,976	1,976
			Preferred Member Units	(8)	1/9/2018	737				1,070	1,940
										3,046	3,916
Centre Technologies Holdings, LLC		Provider of IT Hardware Services and Software Solutions
			Secured Debt	(9)	1/4/2019		12.00% (L+10.00%, Floor 2.00%)	1/4/2024	2,316	2,296	2,181
			Preferred Member Units		1/4/2019	3,174				1,460	1,460
										3,756	3,641
Chamberlin Holding LLC		Roofing and Waterproofing Specialty Contractor
			Secured Debt	(9)	2/26/2018		9.00% (L+8.00%, Floor 1.00%)	2/26/2023	4,420	4,382	4,420
			Member Units	(8)	2/26/2018	1,087				2,860	6,030
			Member Units	(8) (23)	11/2/2018	261,786				330	358
										7,572	10,808

MSC INCOME FUND, INC.

Consolidated Schedule of Investments (Continued)

March 31, 2022

(dollars in thousands)

(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Charps, LLC		Pipeline Maintenance and Construction
			Preferred Member Units	(8)	2/3/2017	457				491	3,520

Clad-Rex Steel, LLC		Specialty Manufacturer of Vinyl-Clad Metal
			Secured Debt	(9)	12/20/2016		10.50% (L+9.50%, Floor 1.00%)	1/15/2024	2,620	2,620	2,620
			Secured Debt		12/20/2016		10.00%	12/20/2036	268	266	266
			Member Units	(8)	12/20/2016	179				1,820	2,560
			Member Units	(23)	12/20/2016	200				53	152
										4,759	5,598
Cody Pools, Inc.		Designer of Residential and Commercial Pools
			Secured Debt	(9)	3/6/2020		12.25% (L+10.50%, Floor 1.75%)	12/17/2026	7,190	7,059	7,190
			Preferred Member Units	(8) (23)	3/6/2020	147				2,079	11,910
										9,138	19,100
Colonial Electric Company LLC		Provider of Electrical Contracting Services
			Secured Debt		3/31/2021		12.00%	3/31/2026	6,064	5,938	5,938
			Preferred Member Units	(8)	3/31/2021	4,320				1,920	2,280
										7,858	8,218
Datacom, LLC		Technology and Telecommunications Provider
			Secured Debt		3/31/2021		7.50%	12/31/2025	981	899	851
			Preferred Member Units	(8)	3/31/2021	1,000				290	300
										1,189	1,151
Digital Products Holdings LLC		Designer and Distributor of Consumer Electronics
			Secured Debt	(9)	4/1/2018		11.00% (L+10.00%, Floor 1.00%)	4/1/2023	4,131	4,109	4,109
			Preferred Member Units	(8)	4/1/2018	964				2,375	2,459
										6,484	6,568
Direct Marketing Solutions, Inc.		Provider of Omni-Channel Direct Marketing Services
			Secured Debt	(9)	2/13/2018		12.00% (L+11.00%, Floor 1.00%)	2/13/2024	4,637	4,585	4,637
			Preferred Stock	(8)	2/13/2018	2,100				2,100	5,610
										6,685	10,247
Flame King Holdings, LLC		Propane Tank and Accessories Distributor
			Secured Debt	(9)	10/29/2021		7.50% (L+6.50%, Floor 1.00%)	10/31/2026	1,900	1,882	1,882
			Secured Debt	(9)	10/29/2021		12.00% (L+11.00%, Floor 1.00%)	10/31/2026	5,300	5,153	5,153
			Preferred Equity	(8)	10/29/2021	2,340				2,600	2,600
										9,635	9,635
Freeport Financial Funds	(12) (13)	Investment Partnership
			LP Interests (Freeport First Lien Loan Fund III LP)	(8) (24)	7/31/2015	6.0%				7,629	7,231

Gamber-Johnson Holdings, LLC		Manufacturer of Ruggedized Computer Mounting Systems
			Secured Debt	(9)	6/24/2016		10.50% (L+8.50%, Floor 2.00%)	1/1/2025	5,400	5,384	5,400
			Member Units	(8)	6/24/2016	2,261				4,424	11,279
										9,808	16,679

MSC INCOME FUND, INC.

Consolidated Schedule of Investments (Continued)

March 31, 2022

(dollars in thousands)

(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
GFG Group, LLC.		Grower and Distributor of a Variety of Plants and Products to Other Wholesalers, Retailers and Garden Centers
			Secured Debt		3/31/2021		12.00%	3/31/2026	3,136	3,058	3,136
			Preferred Member Units	(8)	3/31/2021	56				1,225	1,750
										4,283	4,886
Gulf Publishing Holdings, LLC		Energy Industry Focused Media and Publishing
			Secured Debt	(9) (17) (19)	9/29/2017		10.50% (5.25% Cash, 5.25% PIK) (L+9.50%, Floor 1.00%)	9/30/2020	64	64	64
			Secured Debt	(17) (19)	4/29/2016		12.50% (6.25% Cash, 6.25% PIK)	4/29/2021	3,391	3,391	2,000
			Member Units		4/29/2016	920				920	-
										4,375	2,064
Harris Preston Fund Investments	(12) (13)	Investment Partnership
			LP Interests (HPEP 3, L.P.)	(8) (24)	8/9/2017	8.2%				3,193	4,432

Kickhaefer Manufacturing Company, LLC		Precision Metal Parts Manufacturing
			Secured Debt		10/31/2018		11.50%	10/31/2023	5,104	5,049	5,049
			Secured Debt		10/31/2018		9.00%	10/31/2048	977	967	967
			Member Units		10/31/2018	145				3,060	3,060
			Member Units	(8) (23)	10/31/2018	200				248	615
										9,324	9,691
Market Force Information, LLC		Provider of Customer Experience Management Services
			Secured Debt	(14) (19)	7/28/2017		12.00% PIK	7/28/2023	6,520	6,466	2,237
			Member Units		7/28/2017	185,980				4,160	-
										10,626	2,237
MH Corbin Holding LLC		Manufacturer and Distributor of Traffic Safety Products
			Secured Debt		8/31/2015		13.00%	3/31/2022	2,043	2,043	1,092
			Preferred Member Units		3/15/2019	16,500				1,100	-
			Preferred Member Units		9/1/2015	1,000				1,500	-
										4,643	1,092
Mystic Logistics Holdings, LLC		Logistics and Distribution Services Provider for Large Volume Mailers
			Secured Debt		8/18/2014		10.00%	1/31/2024	1,524	1,524	1,524
			Common Stock	(8)	8/18/2014	1,468				680	2,764
										2,204	4,288
NexRev LLC		Provider of Energy Efficiency Products & Services
			Secured Debt		2/28/2018		11.00%	2/28/2025	4,000	3,982	3,462
			Preferred Member Units	(8)	2/28/2018	21,600,000				1,720	670
										5,702	4,132
NuStep, LLC		Designer, Manufacturer and Distributor of Fitness Equipment
			Secured Debt	(9)	1/31/2017		7.50% (L+6.50%, Floor 1.00%)	1/31/2025	730	729	730
			Secured Debt		1/31/2017		12.00%	1/31/2025	4,310	4,308	4,310
			Preferred Member Units		1/31/2017	102				2,550	3,379
										7,587	8,419
Oneliance, LLC		Construction Cleaning Company
			Secured Debt	(9)	8/6/2021		12.00% (L+11.00%, Floor 1.00%)	8/6/2026	1,400	1,375	1,375
			Preferred Stock		8/6/2021	264				264	264
										1,639	1,639

MSC INCOME FUND, INC.

Consolidated Schedule of Investments (Continued)

March 31, 2022

(dollars in thousands)

(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Orttech Holdings, LLC		Distributor of Industrial Clutches, Brakes and Other Components
			Secured Debt	(9)	7/30/2021		12.00% (L+11.00%, Floor 1.00%)	7/31/2026	6,094	5,984	5,984
			Preferred Stock	(8) (23)	7/30/2021	2,500				2,500	2,500
										8,484	8,484
Robbins Bros. Jewelry, Inc.		Bridal Jewelry Retailer
			Secured Debt	(9)	12/15/2021		12.00% (L+11.00%, Floor 1.00%)	12/15/2026	4,040	3,955	3,955
			Preferred Equity		12/15/2021	1,230				1,230	1,230
										5,185	5,185
SI East, LLC		Rigid Industrial Packaging Manufacturing
			Secured Debt		8/31/2018		10.25%	8/31/2023	21,848	21,684	21,848
			Preferred Member Units	(8)	8/31/2018	52				406	4,180
										22,090	26,028
Sonic Systems International, LLC	(10)	Nuclear Power Staffing Services
			Secured Debt	(9)	8/20/2021		8.50% (L+7.50%, Floor 1.00%)	8/20/2026	14,000	13,752	13,752
			Common Stock		8/20/2021	9,191				1,250	1,180
										15,002	14,932
Tedder Industries, LLC		Manufacturer of Firearm Holsters and Accessories
			Secured Debt		8/31/2018		12.00%	8/31/2022	4,200	4,170	4,170
			Preferred Member Units		8/31/2018	126				2,145	2,145
										6,315	6,315
Trantech Radiator Topco, LLC		Transformer Cooling Products and Services
			Secured Debt		5/31/2019		12.00%	5/31/2024	2,080	2,043	2,080
			Common Stock	(8)	5/31/2019	154				1,164	2,160
										3,207	4,240
VVS Holdco LLC		Omnichannel Retailer of Animal Health Products
			Secured Debt	(9) (23)	12/1/2021		7.00% (L+6.00%, Floor 1.00%)	12/1/2026	200	193	193
			Secured Debt	(23)	12/1/2021		11.50%	12/1/2026	7,600	7,386	7,386
			Preferred Equity	(8) (23)	12/1/2021	2,960				2,960	2,960
										10,539	10,539
Subtotal Affiliate Investments (39.1% of net assets at fair value)										$216,740	$241,000

MSC INCOME FUND, INC.

Consolidated Schedule of Investments (Continued)

March 31, 2022

(dollars in thousands)

(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Rate (30)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Non-Control/Non-Affiliate Investments (7)
AAC Holdings, Inc.	(11)	Substance Abuse Treatment Service Provider
			Secured Debt	(19)	12/11/2020		18.00% (10.00% Cash, 8.00% PIK)	6/25/2025	$3,710	$3,437	$3,580
			Common Stock		12/11/2020	593,927				3,148	2,079
			Warrants	(27)	12/11/2020	197,717		12/11/2025		—	692
										6,585	6,351
Adams Publishing Group, LLC	(10)	Local Newspaper Operator
			Secured Debt	(9)	3/11/2022		8.50% (L+7.50%, Floor 1.00%)	3/11/2027	3,059	3,051	3,051

ADS Tactical, Inc.	(11)	Value-Added Logistics and Supply Chain Provider to the Defense Industry
			Secured Debt	(9)	3/29/2021		6.75% (L+5.75%, Floor 1.00%)	3/19/2026	9,500	9,337	9,112

American Health Staffing Group, Inc.	(10)	Healthcare Temporary Staffing
			Secured Debt	(9)	11/19/2021		7.00% (L+6.00%, Floor 1.00%)	11/19/2026	8,333	8,240	8,240

American Nuts, LLC	(10)	Roaster, Mixer and Packager of Bulk Nuts and Seeds
			Secured Debt	(9) (30)	3/11/2022		7.75% (SOFR+6.75%, Floor 1.00%)	4/10/2026	5,994	5,937	5,937
			Secured Debt	(9) (30)	3/11/2022		9.75% (SOFR+8.75%, Floor 1.00%)	4/10/2026	5,994	5,937	5,937
										11,874	11,874
American Teleconferencing Services, Ltd.	(11)	Provider of Audio Conferencing and Video Collaboration Solutions
			Secured Debt	(9) (14)	9/17/2021		7.50% (L+6.50%, Floor 1.00%)	6/30/2022	2,425	2,375	133
			Secured Debt	(9) (14)	5/19/2016		7.50% (L+6.50%, Floor 1.00%)	6/28/2023	11,693	11,451	643
										13,826	776
ArborWorks, LLC	(10)	Vegetation Management Services
			Secured Debt	(9)	11/9/2021		8.00% (L+7.00%, Floor 1.00%)	11/9/2026	16,149	15,781	15,781
			Common Equity		11/9/2021	124				124	124
										15,905	15,905
ATS Operating, LLC	(10)	For-Profit Thrift Retailer
			Secured Debt	(9) (30)	1/18/2022		7.50%(SOFR+6.50%, Floor 1.00%)	1/18/2027	100	100	100
			Secured Debt	(9) (30)	1/18/2022		6.50%(SOFR+5.50%, Floor 1.00%)	1/18/2027	925	904	904
			Secured Debt	(9) (30)	1/18/2022		8.50%(SOFR+7.50%, Floor 1.00%)	1/18/2027	925	904	904
			Common Stock		1/18/2022	100,000				100	100
										2,008	2,008
AVEX Aviation Holdings, LLC	(10)	Specialty Aircraft Dealer
			Secured Debt	(9)	12/15/2021		8.00% (L+7.00%, Floor 1.00%)	12/15/2026	150	141	141
							8.00% (L+7.00%, Floor 1.00%)	12/15/2026	1,696	1,664	1,664
			Common Equity		12/15/2021	50				50	50
										1,855	1,855

MSC INCOME FUND, INC.

Consolidated Schedule of Investments (Continued)

March 31, 2022

(dollars in thousands)

(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Rate (30)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
BBB Tank Services, LLC		Maintenance, Repair and Construction Services to the Above-Ground Storage Tank Market
			Unsecured Debt	(9) (17)	4/8/2016		12.00% (L+11.00%, Floor 1.00%)	4/8/2021	1,200	1,200	575
			Preferred Stock (non-voting)	(8) (19)	12/17/2018		15.00% PIK			41	—
			Member Units		4/8/2016	200,000				200	—
										1,441	575
BDS Solutions IntermediateCo, LLC	(10)	Outsourced Consumer Services Provider
			Secured Debt	(9) (30)	2/7/2022		7.50% (SOFR+6.50%, Floor 1.00%)	2/7/2027	3,668	3,591	3,591

Berry Aviation, Inc.	(10)	Charter Airline Services
			Secured Debt	(19)	7/6/2018		12.00% (10.50% Cash, 1.50% PIK)	1/6/2024	188	187	188
			Preferred Member Units	(8) (19) (23)	11/12/2019	122,416	16.00% PIK			175	325
			Preferred Member Units	(8) (19) (23)	7/6/2018	1,548,387	8.00% PIK			2,037	4,007
										2,399	4,520
Binswanger Enterprises, LLC	(10)	Glass Repair and Installation Service Provider
			Secured Debt	(9)	3/10/2017		9.50% (L+8.50%, Floor 1.00%)	3/10/2023	12,001	11,982	12,001
			Member Units		3/10/2017	1,050,000				1,050	730
										13,032	12,731
Bluestem Brands, Inc.	(11)	Multi-Channel Retailer of General Merchandise
			Secured Debt	(9)	8/28/2020		10.00% (L+8.50%, Floor 1.50%)	8/28/2025	5,745	5,745	5,724
			Common Stock	(8)	10/1/2020	700,446				—	2,687
										5,745	8,411
Boccella Precast Products LLC		Manufacturer of Precast Hollow Core Concrete
			Secured Debt		9/23/2021		10.00%	2/28/2027	80	80	80
			Member Units		6/30/2017	540,000				564	1,208
										644	1,288
Brightwood Capital Fund Investments	(12) (13)	Investment Partnership
			LP Interests (Brightwood Capital Fund III, LP)	(8) (24)	7/21/2014	0.5%				2,465	1,501
			LP Interests (Brightwood Capital Fund IV, LP)	(8) (24)	10/26/2016	1.18%				8,737	8,788
										11,202	10,289
Buca C, LLC		Casual Restaurant Group
			Secured Debt	(9) (17)	6/30/2015		12.25% (L+11.25%, Floor 1.00%)	6/30/2020	13,164	13,164	9,705
			Preferred Member Units	(19)	6/30/2015	4	6.00% PIK			3,040	—
										16,204	9,705
Burning Glass Intermediate Holding Company, Inc.	(10)	Provider of Skills-Based Labor Market Analytics
			Secured Debt	(9)	6/14/2021		6.00% (L+5.00%, Floor 1.00%)	6/10/2026	310	287	287
			Secured Debt	(9)	6/14/2021		6.00% (L+5.00%, Floor 1.00%)	6/10/2028	13,356	13,143	13,356
										13,430	13,643

MSC INCOME FUND, INC.

Consolidated Schedule of Investments (Continued)

March 31, 2022

(dollars in thousands)

(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Rate (30)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Cadence Aerospace LLC	(10)	Aerostructure Manufacturing
			Secured Debt	(9) (19)	11/14/2017		9.28% Cash, 0.22% PIK	11/14/2023	20,234	20,147	20,234

CAI Software LLC		Provider of Specialized Enterprise Resource Planning Software
			Preferred Equity		12/13/2021	379,338				379	379
			Preferred Equity		12/13/2021	126,446				—	—
										379	379
Camin Cargo Control, Inc.	(11)	Provider of Mission Critical Inspection, Testing and Fuel Treatment Services
			Secured Debt	(9)	6/14/2021		7.50% (L+6.50%, Floor 1.00%)	6/4/2026	7,669	7,601	7,630

Career Team Holdings, LLC		Provider of Workforce Training and Career Development Services
			Secured Debt		12/17/2021		12.50%	12/17/2026	2,250	2,183	2,183
			Common Stock		12/17/2021	50,000				500	500
										2,683	2,683
Cenveo Corporation	(11)	Provider of Digital Marketing Agency Services
			Common Stock		9/7/2018	253,194				4,848	3,018

Clarius BIGS, LLC	(10)	Prints & Advertising Film Financing
			Secured Debt	(14) (17) (19)	9/23/2014		15.00% PIK	1/5/2015	2,763	2,419	26

Classic H&G Holdings, LLC		Provider of Engineered Packaging Solutions
			Secured Debt	(9)	3/12/2020		7.00% (L+6.00%, Floor 1.00%)	3/12/2025	1,900	1,888	1,900
			Secured Debt		3/12/2020		8.00%	3/12/2025	4,819	4,725	4,819
			Preferred Member Units	(8)	3/12/2020	39				1,440	4,070
										8,053	10,789
Computer Data Source, LLC	(10)	Third Party Maintenance Provider to the Data Center Ecosystem
			Secured Debt	(9)	8/6/2021		8.50% (L+7.50%, Floor 1.00%)	8/6/2026	19,469	19,118	19,361

Construction Supply Investments, LLC	(10)	Distribution Platform of Specialty Construction Materials to Professional Concrete and Masonry Contractors
			Member Units		12/29/2016	861,618				3,334	15,606

DMA Industries, LLC		Distributor of aftermarket ride control products
			Secured Debt		11/19/2021		12.00%	11/19/2026	5,300	5,201	5,201
			Preferred Equity		11/19/2021	1,486				1,486	1,486
										6,687	6,687

MSC INCOME FUND, INC.

Consolidated Schedule of Investments (Continued)

March 31, 2022

(dollars in thousands)

(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Rate (30)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
DTE Enterprises, LLC	(10)	Industrial Powertrain Repair and Services
			Secured Debt	(9)	4/13/2018		9.50% (L+8.00%, Floor 1.50%)	4/13/2023	9,369	9,323	8,938
			Class AA Preferred Member Units (non-voting)	(8) (19)	4/13/2018		10.00% PIK			1,077	1,077
			Class A Preferred Member Units	(19)	4/13/2018	776,316	8.00% PIK			776	320
										11,176	10,335
Dynamic Communities, LLC	(10)	Developer of Business Events and Online Community Groups
			Secured Debt	(9)	7/17/2018		9.50% (L+8.50%, Floor 1.00%)	7/17/2023	5,611	5,578	5,262

Emerald Technologies Acquisition Co, Inc.	(11)	Design & Manufacturing
			Secured Debt	(9) (30)	2/10/2022		7.25% (SOFR+6.25%, Floor 1.00%)	2/10/2028	2,500	2,451	2,463

EPIC Y-Grade Services, LP	(11)	NGL Transportation & Storage
			Secured Debt	(9)	6/22/2018		7.00% (L+6.00%, Floor 1.00%)	6/30/2027	6,874	6,801	5,815

Event Holdco, LLC	(10)	Event and Learning Management Software for Healthcare Organizations and Systems
			Secured Debt	(9) (23)	12/22/2021		8.00% (L+7.00%, Floor 1.00%)	12/22/2026	3,846	3,808	3,808

Flip Electronics LLC	(10)	Distributor of Hard-to-Find and Obsolete Electronic Components
			Secured Debt	(9) (30)	1/4/2021		8.50% (SOFR+7.50%, Floor 1.00%)	1/2/2026	6,873	6,732	6,715

GS Operating, LLC (Gexpro)	(10)	Distributor of Industrial and Specialty Parts
			Secured Debt	(9) (30)	1/3/2022		6.75% (SOFR+6.00%, Floor 0.75%)	1/3/2028	11,261	10,958	11,261

Hawk Ridge Systems, LLC		Value-Added Reseller of Engineering Design and Manufacturing Solutions
			Secured Debt	(9)	12/2/2016		7.00% (L+6.00%, Floor 1.00%)	1/15/2026	646	646	646
			Secured Debt		12/2/2016		8.00%	1/15/2026	7,450	7,392	7,450
			Preferred Member Units	(8)	12/2/2016	56				713	4,140
			Preferred Member Units	(23)	12/2/2016	56				38	220
										8,789	12,456
HDC/HW Intermediate Holdings	(10)	Managed Services and Hosting Provider
			Secured Debt	(9)	12/21/2018		8.50% (L+7.50%, Floor 1.00%)	12/21/2023	1,940	1,925	1,724

MSC INCOME FUND, INC.

Consolidated Schedule of Investments (Continued)

March 31, 2022

(dollars in thousands)

(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Rate (30)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Hybrid Promotions, LLC	(10)	Wholesaler of Licensed, Branded and Private Label Apparel
			Secured Debt	(9)	6/30/2021		9.25% (L+8.25%, Floor 1.00%)	6/30/2026	7,875	7,738	7,700

IG Parent Corporation	(11)	Software Engineering
			Secured Debt	(9)	7/30/2021		6.75% (L+5.75%, Floor 1.00%)	7/30/2026	6,711	6,604	6,693

Implus Footcare, LLC	(10)	Provider of Footwear and Related Accessories
			Secured Debt	(9)	6/1/2017		8.75% (L+7.75%, Floor 1.00%)	4/30/2024	17,050	17,038	16,106

Independent Pet Partners Intermediate Holdings, LLC	(10)	Omnichannel Retailer of Specialty Pet Products
			Secured Debt	(19)	12/10/2020		6.00% PIK	11/20/2023	10,740	10,200	10,220
			Preferred Stock (non-voting)	(19)	12/10/2020		6.00% PIK			2,470	3,370
			Preferred Stock (non-voting)		12/10/2020					—	—
			Member Units		11/20/2018	1,191,667				1,192	—
										13,862	13,590
Industrial Services Acquisition, LLC	(10)	Industrial Cleaning Services
			Secured Debt	(9)	8/13/2021		7.75% (L+6.75%, Floor 1.00%)	8/13/2026	18,361	18,008	18,327
			Preferred Member Units	(8) (19) (23)	1/31/2018	336	10.00% PIK			286	388
			Preferred Member Units	(8) (19) (23)	5/17/2019	187	20.00% PIK			196	237
			Member Units	(23)	6/17/2016	2,100				2,100	1,710
										20,590	20,662
Infolinks Media Buyco, LLC	(10)	Exclusive Placement Provider to the Advertising Ecosystem
			Secured Debt	(9)	11/1/2021		7.00% (L+6.00%, Floor 1.00%)	11/1/2026	10,823	10,565	10,565

Interface Security Systems, L.L.C	(10)	Commercial Security & Alarm Services
			Secured Debt	(9)	12/9/2021		11.75% (L+10.00%, Floor 1.75%)	8/7/2023	770	770	770
			Secured Debt	(9) (14) (19)	8/7/2019		9.75% (8.75% Cash, 1.00% PIK) (1.00% PIK + L+7.00%, Floor 1.75%)	8/7/2023	7,334	7,254	3,842
			Common Stock		12/7/2021	2,143				—	—
										8,024	4,612
Intermedia Holdings, Inc.	(11)	Unified Communications as a Service
			Secured Debt	(9)	8/3/2018		7.00% (L+6.00%, Floor 1.00%)	7/19/2025	5,654	5,645	5,616

Invincible Boat Company, LLC.	(10)	Manufacturer of Sport Fishing Boats
			Secured Debt	(9)	8/28/2019		8.00% (L+6.50%, Floor 1.50%)	8/28/2025	17,148	17,017	17,148

INW Manufacturing, LLC	(11)	Manufacturer of Nutrition and Wellness Products
			Secured Debt	(9)	5/19/2021		6.76% (L+5.75%, Floor 0.75%)	3/25/2027	7,266	7,071	7,120

MSC INCOME FUND, INC.

Consolidated Schedule of Investments (Continued)

March 31, 2022

(dollars in thousands)

(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Rate (30)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Iron-Main Investments, LLC		Consumer Reporting Agency Providing Employment Background Checks and Drug Testing
			Secured Debt		8/2/2021		12.50%	11/15/2026	1,150	1,119	1,119
			Secured Debt		9/1/2021		12.50%	11/15/2026	800	778	778
			Secured Debt		11/15/2021		12.50%	11/15/2026	7,236	7,096	7,096
			Common Stock		8/3/2021	44,944				449	449
										9,442	9,442
Isagenix International, LLC	(11)	Direct Marketer of Health & Wellness Products
			Secured Debt	(9)	6/21/2018		6.75% (L+5.75%, Floor 1.00%)	6/14/2025	5,054	5,028	3,263

Jackmont Hospitality, Inc.	(10)	Franchisee of Casual Dining Restaurants
			Secured Debt	(9)	5/26/2015		8.50% (L+7.50%, Floor 1.00%)	11/4/2024	4,200	4,200	4,200
			Preferred Equity	(8)	11/8/2021	5,653,333				636	628
										4,836	4,828
Joerns Healthcare, LLC	(11)	Manufacturer and Distributor of Health Care Equipment & Supplies
			Secured Debt	(9)	8/21/2019		7.00% (L+6.00%, Floor 1.00%)	8/21/2024	3,351	3,323	2,765
			Secured Debt	(19)	11/15/2021		15.00% PIK	11/8/2022	1,435	1,435	1,435
			Common Stock		8/21/2019	392,514				3,678	—
										8,436	4,200
Johnson Downie Opco, LLC		Executive Search Services
			Secured Debt	(9)	12/10/2021		13.00% (L+11.50%, Floor 1.50%)	12/10/2026	1,275	1,247	1,247
			Preferred Equity	(8)	12/10/2021	350				350	350
										1,597	1,597
JorVet Holdings, LLC		Supplier and Distributor of Veterinary Equipment and Supplies
			Secured Debt		3/28/2022		12.00%	3/28/2027	2,850	2,794	2,794
			Common Stock		3/28/2022	11,934				1,193	1,193
										3,987	3,987
JTI Electrical & Mechanical, LLC	(10)	Electrical, Mechanical and Automation Services
			Secured Debt	(9)	12/22/2021		7.00% (L+6.00%, Floor 1.00%)	12/22/2026	3,138	3,066	3,066
			Common Equity		12/22/2021	140,351				140	140
										3,206	3,206
KMS, LLC	(10)	Wholesaler of Closeout and Value-priced Products
			Secured Debt	(9)	10/4/2021		8.25% (L+7.25%, Floor 1.00%)	10/4/2026	9,453	9,232	9,232

Knight Energy Services LLC	(11)	Oil and Gas Equipment & Services
			Secured Debt	(19)	1/9/2015		8.50% PIK	2/9/2024	982	982	698
			Common Stock		11/14/2018	25,692				1,843	—
										2,825	698
Laredo Energy, LLC	(10)	Oil & Gas Exploration & Production
			Member Units		5/4/2020	1,155,952				11,560	10,100

Lightbox Holdings, L.P.	(11)	Provider of Commercial Real Estate Software
			Secured Debt		5/23/2019		5.61% (L+5.00%)	5/9/2026	5,871	5,819	5,783

MSC INCOME FUND, INC.

Consolidated Schedule of Investments (Continued)

March 31, 2022

(dollars in thousands)

(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Rate (30)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
LL Management, Inc.	(10)	Medical Transportation Service Provider
			Secured Debt	(9)	5/2/2019		8.25% (L+7.25%, Floor 1.00%)	9/25/2023	14,298	14,234	14,298

LLFlex, LLC	(10)	Provider of Metal-Based Laminates
			Secured Debt	(9)	8/16/2021		10.00% (L+9.00%, Floor 1.00%)	8/16/2026	4,975	4,875	4,875

Logix Acquisition Company, LLC	(10)	Competitive Local Exchange Carrier
			Secured Debt	(9)	1/8/2018		6.75% (L+5.75%, Floor 1.00%)	12/22/2024	12,450	12,408	11,683

Mac Lean-Fogg Company	(10)	Manufacturer and Supplier for Auto and Power Markets
			Secured Debt	(9)	4/22/2019		5.88% (L+5.25%, Floor 0.625%)	12/22/2025	7,282	7,249	7,265
			Preferred Stock	(19)	10/1/2019		13.75% (4.50% Cash, 9.25% PIK)			809	809
										8,058	8,074
Mako Steel, LP	(10)	Self-Storage Design & Construction
			Secured Debt	(9)	3/15/2021		8.18% (L+7.25%, Floor 0.75%)	3/13/2026	2,028	1,963	2,005
			Secured Debt	(9)	3/15/2021		8.38% (L+7.25%, Floor 0.75%)	3/13/2026	17,313	17,031	17,112
										18,994	19,117
MB2 Dental Solutions, LLC	(11)	Dental Partnership Organization
			Secured Debt	(9)	1/28/2021		7.00% (L+6.00%, Floor 1.00%)	1/29/2027	7,956	7,845	7,956
			Secured Debt	(9) (28)	1/28/2021		7.10%	1/29/2027	4,605	4,484	4,605
										12,329	12,561
Mills Fleet Farm Group, LLC	(10)	Omnichannel Retailer of Work, Farm and Lifestyle Merchandise
			Secured Debt	(9)	10/24/2018		7.25% (L+6.25%, Floor 1.00%)	10/24/2024	17,781	17,575	17,781

NinjaTrader, LLC	(10)	Operator of Futures Trading Platform
			Secured Debt	(9)	12/18/2019		7.25% (L+6.25%, Floor 1.00%)	12/18/2024	16,875	16,624	16,843

NNE Partners, LLC	(10)	Oil & Gas Exploration & Production
			Secured Debt		3/2/2017		9.42% (L+9.25%)	12/31/2023	21,607	21,600	20,562

NTM Acquisition Corp.	(11)	Provider of B2B Travel Information Content
			Secured Debt	(9) (19)	7/12/2016		8.25% (7.25% Cash, 1.00% PIK) (1.00%PIK + L+6.25%, Floor 1.00%)	6/7/2024	4,203	4,199	4,056

NWN Corporation	(10)	Value Added Reseller and Provider of Managed Services to a Diverse Set of Industries
			Secured Debt	(9)	5/7/2021		7.50% (L+6.50%, Floor 1.00%)	5/7/2026	22,108	21,661	21,468

OVG Business Services, LLC	(10)	Venue Management Services
			Secured Debt	(9)	11/29/2021		7.25% (L+6.25%, Floor 1.00%)	11/19/2028	17,500	17,333	16,975

Paragon Healthcare, Inc.	(10)	Infusion Therapy Treatment Provider
			Secured Debt	(9) (30)	1/19/2022		6.75% (SOFR+5.75%, Floor 1.00%)	1/19/2027	2,429	2,326	2,326

MSC INCOME FUND, INC.

Consolidated Schedule of Investments (Continued)

March 31, 2022

(dollars in thousands)

(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Rate (30)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
RA Outdoors LLC	(10)	Software Solutions Provider for Outdoor Activity Management
			Secured Debt	(9)	4/8/2021		7.75% (L+6.75%, Floor 1.00%)	4/8/2026	18,349	18,185	17,210

Research Now Group, Inc. and Survey Sampling International, LLC	(11)	Provider of Outsourced Online Surveying
			Secured Debt	(9)	12/29/2017		6.50% (L+5.50%, Floor 1.00%)	12/20/2024	9,871	9,871	9,722

RM Bidder, LLC	(10)	Scripted and Unscripted TV and Digital Programming Provider
			Member Units		11/12/2015	1,854				31	16
			Warrants	(26)	11/12/2015			10/20/2025		284	—
										315	16
Roof Opco, LLC	(10)	Residential Re-Roofing/Repair
			Secured Debt	(9)	8/27/2021		7.00% (L+6.00%, Floor 1.00%)	8/27/2026	5,911	5,740	5,740

Rug Doctor, LLC.	(10)	Carpet Cleaning Products and Machinery
			Secured Debt	(9)	7/16/2021		7.25% (L+6.25%, Floor 1.00%)	11/16/2024	10,100	9,964	9,919

Salient Partners L.P.	(11)	Provider of Asset Management Services
			Secured Debt	(9)	8/31/2018		7.00% (L+6.00%, Floor 1.00%)	10/30/2022	6,251	6,292	4,063
			Secured Debt	(9)	9/30/2021		7.00% (L+6.00%, Floor 1.00%)	10/30/2022	1,250	1,250	2,435
										7,542	6,498
Savers, Inc.	(11)	For-Profit Thrift Retailer
			Secured Debt	(9)	5/14/2021		6.25% (L+5.50%, Floor 0.75%)	4/26/2028	4,314	4,301	4,293

SIB Holdings, LLC	(10)	Provider of Cost Reduction Services
			Secured Debt	(9)	10/29/2021		7.00% (L+6.00%, Floor 1.00%)	10/29/2026	7,833	7,650	7,664
			Common Equity		10/29/2021	119,048				250	250
										7,900	7,914
Slick Innovations, LLC		Text Message Marketing Platform
			Secured Debt		9/13/2018		13.00%	9/13/2023	1,280	1,183	1,280
			Common Stock		9/13/2018	17,500				175	380
			Warrants	(27)	9/13/2018	4,521		9/13/2028		45	100
										1,403	1,760
South Coast Terminals Holdings, LLC	(10)	Specialty Toll Chemical Manufacturer
			Secured Debt	(9)	12/10/2021		7.25% (L+6.25%, Floor 1.00%)	12/13/2026	3,549	3,475	3,475
			Common Equity		12/10/2021	60,606				61	61
										3,536	3,536
Student Resource Center, LLC	(10)	Higher Education Services
			Secured Debt	(9)	6/25/2021		9.00% (L+8.00%, Floor 1.00%)	6/25/2026	11,764	11,542	10,938

Tex Tech Tennis, LLC	(10)	Sporting Goods & Textiles
			Common Stock	(23)	7/7/2021	1,000,000				1,000	1,130

The Affiliati Network, LLC		Performance Marketing Solutions
			Secured Debt		8/9/2021		7.00%	8/9/2026	270	266	266
			Secured Debt		8/9/2021		11.83%	8/9/2026	3,240	3,175	3,175
			Preferred Stock	(8)	8/9/2021	320,000				1,600	1,750
										5,041	5,191

MSC INCOME FUND, INC.

Consolidated Schedule of Investments (Continued)

March 31, 2022

(dollars in thousands)

(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Rate (30)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
U.S. TelePacific Corp.	(11)	Provider of Communications and Managed Services
			Secured Debt	(9) (19) (29) (30)	5/17/2017		9.25% (2.00% Cash, 7.25% PIK) (SOFR+1.00%, Floor 1.00%, 7.25% PIK)	5/2/2026	12,500	12,419	8,863

USA DeBusk LLC	(10)	Provider of Industrial Cleaning Services
			Secured Debt	(9)	10/22/2019		6.75% (L+5.75%, Floor 1.00%)	9/8/2026	19,950	19,706	19,950

Vida Capital, Inc	(11)	Alternative Asset Manager
			Secured Debt		10/10/2019		6.33% (L+6.00%)	10/1/2026	6,684	6,617	6,155

Vistar Media, Inc.	(10)	Operator of Digital Out-of-Home Advertising Platform
			Preferred Stock		4/3/2019	70,207				766	2,351

Volusion, LLC		Provider of Online Software-as-a-Service eCommerce Solutions
			Secured Debt	(17)	1/26/2015		11.50%	1/26/2020	7,322	7,322	7,322
			Unsecured Convertible Debt		5/16/2018		8.00%	11/16/2023	175	175	175
			Preferred Member Units		1/26/2015	2,090,001				6,000	2,570
			Warrants	(27)	1/26/2015	784,867		1/26/2025		1,104	—
										14,601	10,067
VORTEQ Coil Finishers, LLC	(10)	Specialty Coating of Aluminum and Light-Gauge Steel
			Secured Debt	(9)	11/30/2021		8.50% (L+7.50%, Floor 1.00%)	11/30/2026	19,111	18,751	18,751
			Common Equity		11/30/2021	769,231				769	769
										19,520	19,520
Wall Street Prep, Inc.	(10)	Financial Training Services
			Secured Debt	(9)	7/19/2021		8.00% (L+7.00%, Floor 1.00%)	7/19/2026	5,431	5,327	5,327
			Common Stock		7/19/2021	500,000				500	500
										5,827	5,827
Watterson Brands, LLC	(10)	Facility Management Services
			Secured Debt	(9)	12/17/2021		7.00% (L+6.00%, Floor 1.00%)	12/17/2026	2,243	2,186	2,186

West Star Aviation Acquisition, LLC	(10)	Aircraft, Aircraft Engine and Engine Parts
			Secured Debt	(9) (30)	3/1/2022		6.75% (SOFR+6.0%, Floor 0.75%)	3/1/2028	3,000	2,934	2,934
			Common Stock		3/1/2022	200,000				200	200
										3,134	3,134
Winter Services LLC	(10)	Provider of Snow Removal and Ice Management Services
			Secured Debt	(9)	11/19/2021		8.00% (L+7.00%, Floor 1.00%)	11/19/2026	14,028	13,691	13,746

Xenon Arc, Inc.	(10)	Tech-enabled Distribution Services to Chemicals and Food Ingredients Primary Producers
			Secured Debt	(9)	12/17/2021		6.75% (L+6.00%, Floor 0.75%)	12/17/2026	2,394	2,318	2,318

MSC INCOME FUND, INC.

Consolidated Schedule of Investments (Continued)

March 31, 2022

(dollars in thousands)

(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Rate (30)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
YS Garments, LLC	(11)	Designer and Provider of Branded Activewear
			Secured Debt	(9)	8/22/2018		6.51%	8/9/2024	6,423	6,394	6,359

Zips Car Wash, LLC	(10)	Express Car Wash Operator
			Secured Debt	(9)	2/11/2022		8.25%(L+7.25%, Floor 1.00%)	3/1/2024	2,419	2,379	2,379

Subtotal Non-Control/Non-Affiliate Investments (129.9% of net assets at fair value)										$822,092	$793,666
Total Portfolio Investments, December 31, 2021 (175.7% of net assets at fair value)										$1,067,904	$1,081,596

Short-Term Investments (16)
Fidelity Institutional Money Market Funds (21)										$3,657	$3,657
US Bank Money Market Account (29)										6,028	6,028
Total Short-Term Investments										$9,685	$9,685

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
(9)

Index based floating interest rate is subject to contractual minimum interest rate. A majority of the variable rate loans in the Company’s investment portfolio bear interest at a rate that may be determined by reference to either LIBOR, SOFR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically resets semi-annually, quarterly, or monthly at the borrower’s option. The borrower may also elect to have multiple interest reset periods for each loan. For each such loan, the Company has provided the weighted-average annual stated interest rate in effect at March 31, 2022. As noted in this schedule, 70% of the loans (based on the par amount) contain LIBOR or SOFR floors which range between 0.63% and 2.00%, with a weighted-average floor of approximately 1.03%.

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
(16)

Short-term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less. These short-term investments are included as Cash and cash equivalents on the consolidated balance sheet.

(17)	Maturity date is under on-going negotiations with the portfolio company and other lenders, if applicable.
(19)	PIK interest income and cumulative dividend income represent income not paid currently in cash.

MSC INCOME FUND, INC.

Consolidated Schedule of Investments (Continued)

March 31, 2022

(dollars in thousands)

(Unaudited)

(20)	All portfolio company headquarters are based in the United States, unless otherwise noted.
(21)	Effective yield as of March 31, 2022 was approximately 0.005% at US Bank Money Market Account and 0.01% at Fidelity Institutional Money Market Funds.
(22)	Investment date represents the date of initial investment in the security position.
(23)	Shares/Units represent ownership in a related Real Estate or HoldCo entity.
(24)	Investment is not unitized. Presentation is made in percent of fully diluted ownership unless otherwise indicated.
(25)	Warrants are presented in equivalent shares with a strike price of $10.92 per share.
(26)	Warrants are presented in equivalent units with a strike price of $14.28 per unit.
(27)	Warrants are presented in equivalent shares/units with a strike price of $0.01 per share/unit.
(28)

Delayed draw term loan facility permits the borrower to make an interest rate election on each new tranche of borrowings under the facility. The rate presented represents a weighted-average rate for borrowings under the facility. As of March 31, 2022, borrowings under the loan facility bear interest at L+6.00% (Floor 1.00%) or Prime+5.00%.

(29)

Delayed draw term loan facility permits the borrower to make an interest rate election on each new tranche of borrowings under the facility. The rate presented represents a weighted-average rate for borrowings under the facility. As of March 31, 2022, borrowings under the loan facility bear interest at L+5.50% (Floor 1.00%) or Prime+4.00%.

(30)

SOFR based contracts may include a credit spread adjustment (the "Adjustment") that is charged in addition to the stated spread. The Adjustment is applied when the SOFR rate, plus the Adjustment, exceeds the stated floor rate, as applicable. As of March 31, 2022, SOFR based contracts in the portfolio had Adjustments ranging from 0.10% to 0.26%.

MSC INCOME FUND, INC.

Consolidated Schedule of Investments

December 31, 2021

(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Control Investments (5)

Copper Trail Fund Investments	(12) (13)	Investment Partnership
			LP Interests (CTMH, LP)	(24)	7/17/2017	38.8%				$835	$710

GRT Rubber Technologies LLC		Manufacturer of Engineered Rubber Products
			Secured Debt		12/19/2014		8.10% (L+8.00%)	10/29/2026	$19,152	18,930	19,152
			Member Units	(8)	12/19/2014	2,896				6,435	22,750
										25,365	41,902
Harris Preston Fund Investments	(12) (13)	Investment Partnership
			LP Interests (2717 MH, L.P.)	(24)	10/1/2017	49.3%				2,703	3,971

Subtotal Control Investments (7.6% of net assets at fair value)										$28,903	$46,583
Affiliate Investments (6)
AFG Capital Group, LLC		Provider of Rent-to-Own Financing Solutions and Services
			Secured Debt		4/25/2019		10.00%	5/25/2022	36	36	36
			Preferred Member Units	(8)	11/7/2014	46				300	1,930
										336	1,966
Analytical Systems Keco Holdings, LLC		Manufacturer of Liquid and Gas Analyzers
			Secured Debt	(9)	8/16/2019		12.00% (L+10.00%, Floor 2.00%)	8/16/2024	1,236	1,178	1,178
			Preferred Member Units		8/16/2019	800				800	-
			Preferred Member Units		5/20/2021	607				607	1,220
			Warrants	(27)	8/16/2019	105		8/16/2029		79	-
										2,664	2,398
ATX Networks Corp.	(11)	Provider of Radio Frequency Management Equipment
			Secured Debt	(9)	9/1/2021		8.50% (L+7.50%, Floor 1.00%)	9/1/2026	7,698	7,153	7,121
			Unsecured Debt	(19)	9/1/2021		10.00% PIK	9/1/2028	3,090	2,010	1,977
			Common Stock		9/1/2021	585				-	-
										9,163	9,098
Barfly Ventures, LLC	(10)	Casual Restaurant Group
			Member Units		10/26/2020	12				528	643

Brewer Crane Holdings, LLC		Provider of Crane Rental and Operating Services
			Secured Debt	(9)	1/9/2018		11.00% (L+10.00%, Floor 1.00%)	1/9/2023	2,015	2,005	2,005
			Preferred Member Units	(8)	1/9/2018	737				1,070	1,930
										3,075	3,935
Centre Technologies Holdings, LLC		Provider of IT Hardware Services and Software Solutions
			Secured Debt	(9)	1/4/2019		12.00% (L+10.00%, Floor 2.00%)	1/4/2024	2,354	2,331	2,216
			Preferred Member Units		1/4/2019	3,174				1,460	1,460
										3,791	3,676
Chamberlin Holding LLC		Roofing and Waterproofing Specialty Contractor
			Secured Debt	(9)	2/26/2018		9.00% (L+8.00%, Floor 1.00%)	2/26/2023	4,454	4,406	4,454
			Member Units	(8)	2/26/2018	1,087				2,860	6,030
			Member Units	(8) (23)	11/2/2018	261,786				330	385
										7,596	10,869
Charps, LLC		Pipeline Maintenance and Construction
			Preferred Member Units	(8)	2/3/2017	457				491	3,500

MSC INCOME FUND, INC.

Consolidated Schedule of Investments (Continued)

December 31, 2021

(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Clad-Rex Steel, LLC		Specialty Manufacturer of Vinyl-Clad Metal
			Secured Debt	(9)	12/20/2016		10.50% (L+9.50%, Floor 1.00%)	1/15/2024	2,620	2,620	2,620
			Member Units	(8)	12/20/2016	179				1,820	2,560
			Secured Debt		12/20/2016		10.00%	12/20/2036	270	268	268
			Member Units	(23)	12/20/2016	200				53	133
										4,761	5,581
Cody Pools, Inc.		Designer of Residential and Commercial Pools
			Secured Debt	(9)	3/6/2020		12.25% (L+10.50%, Floor 1.75%)	12/17/2026	7,187	7,055	7,181
			Preferred Member Units	(8) (23)	3/6/2020	147				2,079	11,910
										9,134	19,091
Colonial Electric Company LLC		Provider of Electrical Contracting Services
			Secured Debt		3/31/2021		12.00%	3/31/2026	6,143	6,007	6,007
			Preferred Member Units	(8)	3/31/2021	4,320				1,920	2,280
										7,927	8,287
Datacom, LLC		Technology and Telecommunications Provider
			Secured Debt		3/31/2021		5.00%	12/31/2025	988	901	852
			Preferred Member Units		3/31/2021	1,000				290	290
										1,191	1,142
Digital Products Holdings LLC		Designer and Distributor of Consumer Electronics
			Secured Debt	(9)	4/1/2018		11.00% (L+10.00%, Floor 1.00%)	4/1/2023	4,213	4,186	4,186
			Preferred Member Units	(8)	4/1/2018	964				2,375	2,459
										6,561	6,645
Direct Marketing Solutions, Inc.		Provider of Omni-Channel Direct Marketing Services
			Secured Debt	(9)	2/13/2018		12.00% (L+11.00%, Floor 1.00%)	2/13/2024	4,705	4,644	4,698
			Preferred Stock	(8)	2/13/2018	2,100				2,100	4,590
										6,744	9,288
Flame King Holdings, LLC		Propane Tank and Accessories Distributor
			Secured Debt	(9)	10/29/2021		7.50% (L+6.50%, Floor 1.00%)	10/31/2026	1,600	1,581	1,581
			Secured Debt	(9)	10/29/2021		12.00% (L+11.00%, Floor 1.00%)	10/31/2026	5,300	5,145	5,145
			Preferred Equity		10/29/2021	2,340				2,600	2,600
										9,326	9,326
Freeport Financial Funds	(12) (13)	Investment Partnership
			LP Interests (Freeport First Lien Loan Fund III LP)	(8) (24)	7/31/2015	6.0%				7,629	7,231

Gamber-Johnson Holdings, LLC		Manufacturer of Ruggedized Computer Mounting Systems
			Secured Debt	(9)	6/24/2016		9.50% (L+7.50%, Floor 2.00%)	1/1/2025	5,400	5,382	5,400
			Member Units	(8)	6/24/2016	2,261				4,423	12,430
										9,805	17,830
GFG Group, LLC.		Grower and Distributor of a Variety of Plants and Products to Other Wholesalers, Retailers and Garden Centers
			Secured Debt		3/31/2021		12.00%	3/31/2026	3,136	3,053	3,136
			Preferred Member Units	(8)	3/31/2021	56				1,225	1,750
										4,278	4,886

MSC INCOME FUND, INC.

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

MSC INCOME FUND, INC.

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

MSC INCOME FUND, INC.

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

MSC INCOME FUND, INC.

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

MSC INCOME FUND, INC.

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

MSC INCOME FUND, INC.

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

MSC INCOME FUND, INC.

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

MSC INCOME FUND, INC.

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

MSC INCOME FUND, INC.

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

MSC INCOME FUND, INC.

Consolidated Schedule of Investments (Continued)

December 31, 2021

(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Rate	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Vistar Media, Inc.	(10)	Operator of Digital Out-of-Home Advertising Platform
			Preferred Stock		4/3/2019	70,207				767	1,720

Volusion, LLC		Provider of Online Software-as-a-Service eCommerce Solutions
			Secured Debt	(17)	1/26/2015		11.50%	1/26/2020	7,472	7,472	7,472
			Unsecured Convertible Debt		5/16/2018		8.00%	11/16/2023	175	175	175
			Preferred Member Units		1/26/2015	2,090,001				6,000	2,570
			Warrants	(27)	1/26/2015	784,867		1/26/2025		1,104	—
										14,751	10,217
VORTEQ Coil Finishers, LLC	(10)	Specialty Coating of Aluminum and Light-Gauge Steel
			Secured Debt	(9)	11/30/2021		8.50% (L+7.50%, Floor 1.00%)	11/30/2026	19,231	18,852	18,852
			Common Equity		11/30/2021	769,231				770	769
										19,622	19,621
Wall Street Prep, Inc.	(10)	Financial Training Services
			Secured Debt	(9)	7/19/2021		8.00% (L+7.00%, Floor 1.00%)	7/19/2026	5,466	5,355	5,355
			Common Stock		7/19/2021	500,000				500	500
										5,855	5,855
Watterson Brands, LLC	(10)	Facility Management Services
			Secured Debt	(9)	12/17/2021		7.25% (L+6.25%, Floor 1.00%)	12/17/2026	2,337	2,278	2,278

Winter Services LLC	(10)	Provider of Snow Removal and Ice Management Services
			Secured Debt	(9)	11/19/2021		8.00% (L+7.00%, Floor 1.00%)	11/19/2026	12,847	12,494	12,548

Xenon Arc, Inc.	(10)	Tech-enabled Distribution Services to Chemicals and Food Ingredients Primary Producers
			Secured Debt	(9)	12/17/2021		6.75% (L+6.00%, Floor 0.75%)	12/17/2026	2,400	2,320	2,320

YS Garments, LLC	(11)	Designer and Provider of Branded Activewear
			Secured Debt	(9)	8/22/2018		6.50% (L+5.50%, Floor 1.00%)	8/9/2024	6,470	6,438	6,244

Subtotal Non-Control/Non-Affiliate Investments (129.9% of net assets at fair value)										$828,301	$796,395
Total Portfolio Investments, December 31, 2021 (175.7% of net assets at fair value)										$1,067,175	$1,077,136

Short-Term Investments (16)
Fidelity Institutional Money Market Funds (21)			Prime Money Market Portfolio							$4,881	$4,881

US Bank Money Market Account (21)										10,566	10,566

Total Short-Term Investments										$15,447	$15,447

(1)

All investments are Lower Middle Market portfolio investments, unless otherwise noted. See Note C for a description of Lower Middle Market portfolio investments. All of the Company’s investments, unless otherwise noted, are encumbered as security for one of the Company’s Credit Facilities.

MSC INCOME FUND, INC.

Consolidated Schedule of Investments (Continued)

December 31, 2021

(dollars in thousands)

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
(16)

Short-term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less. These short-term investments are included as Cash and cash equivalents on the consolidated balance sheet.

(17)	Maturity date is under on-going negotiations with the portfolio company and other lenders, if applicable.
(19)	PIK interest income and cumulative dividend income represent income not paid currently in cash.
(20)	All portfolio company headquarters are based in the United States, unless otherwise noted.
(21)	Effective yield as of December 31, 2021 was approximately 0.005% at US Bank Money Market Account and 0.01% at Fidelity Institutional Money Market Funds.
(22)	Investment date represents the date of initial investment in the security position.
(23)	Shares/Units represent ownership in a related Real Estate or HoldCo entity.
(24)	Investment is not unitized. Presentation is made in percent of fully diluted ownership unless otherwise indicated.
(25)	Warrants are presented in equivalent shares with a strike price of $10.92 per share.
(26)	Warrants are presented in equivalent units with a strike price of $14.28 per unit.
(27)	Warrants are presented in equivalent shares/units with a strike price of $0.01 per share/unit.

MSC INCOME FUND, INC.

Notes to the Consolidated Financial Statements

(Unaudited)

NOTE A—ORGANIZATION AND BASIS OF PRESENTATION

1.           Organization

MSC Income Fund, Inc. (“MSC Income Fund”) is a principal investment firm primarily focused on providing debt capital to middle market (“Middle Market”) companies and customized debt and equity financing to lower middle market (“LMM”) companies. The portfolio investments of MSC Income Fund and its consolidated subsidiaries are typically made to support management buyouts, recapitalizations, growth financings, refinancings and acquisitions of companies that operate in a variety of industry sectors. MSC Income Fund and its consolidated subsidiaries invest primarily in secured debt investments of Middle Market companies generally headquartered in the United States and in secured debt investments, equity investments, warrants and other securities of LMM companies based in the United States. MSC Income Fund seeks to partner with entrepreneurs, business owners and management teams and generally provides “one stop” financing alternatives within its LMM portfolio.

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

On October 28, 2020, MSC Income Fund’s stockholders approved the appointment of MSC Adviser I, LLC (the “Adviser”), which is wholly owned by Main Street Capital Corporation (“Main Street”), a New York Stock Exchange listed BDC, as MSC Income Fund’s investment adviser and administrator under an Investment Advisory and Administrative Services Agreement dated October 30, 2020 (the “Investment Advisory Agreement”). In such role, the Adviser has the responsibility to manage the business of MSC Income Fund, including the responsibility to identify, evaluate, negotiate and structure prospective investments, make investment and portfolio management decisions, monitor MSC Income Fund’s investment portfolio and provide ongoing administrative services.

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

Unless otherwise noted or the context otherwise indicates, the terms “we,” “us,” “our” and the “Company” refer to MSC Income Fund and its consolidated subsidiaries, which includes the Taxable Subsidiaries and the Structured Subsidiaries.

2.           Basis of Presentation

The Company’s consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The Company is an investment company following accounting and reporting guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services—Investment Companies (“ASC 946”). For each of the periods presented herein, the Company’s consolidated financial statements include the accounts of MSC Income Fund and its consolidated subsidiaries. The Investment Portfolio, as used herein, refers to all of the Company’s investments in Private Loan (as defined in “Note C.2.—Investment Portfolio Composition”) portfolio companies, investments in LMM portfolio companies, investments in Middle Market portfolio companies and Other Portfolio (as defined in “Note C.2.—Investment Portfolio Composition”) investments (see “Note C—Fair Value Hierarchy for Investments—Portfolio Composition” for additional discussion of the Company’s Investment Portfolio and definitions for the defined terms

Private Loan and Other Portfolio). The Company’s results of operations and cash flows for the three months ended March 31, 2022 and 2021, and financial position as of March 31, 2022 and December 31, 2021, are presented on a consolidated basis. The effects of all intercompany transactions between MSC Income Fund and its consolidated subsidiaries have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements of the Company are presented in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with U.S. GAAP are omitted. The unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2021. In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods included herein. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the operating results to be expected for the full year. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

Principles of Consolidation

Under ASC 946, the Company is precluded from consolidating other entities in which the Company has equity investments, including those in which it has a controlling interest, unless the other entity is another investment company. An exception to this general principle in ASC 946 occurs if the Company holds a controlling interest in an operating company that provides all or substantially all of its services directly to the Company or to its portfolio companies. Accordingly, as noted above, the Company’s consolidated financial statements include the financial position and operating results for MSC Income Fund and its subsidiaries. The Company has determined that none of its portfolio investments qualify for this exception. Therefore, the Company’s Investment Portfolio is carried on the consolidated balance sheet at fair value, as discussed further in “Note B.1.—Valuation of the Investment Portfolio,” with any adjustments to fair value recognized as “Net Unrealized Appreciation (Depreciation)” on the consolidated statements of operations until the investment is realized, usually upon exit, resulting in any gain or loss being recognized as a “Net Realized Gain (Loss).”

Portfolio Investment Classification

The Company classifies its Investment Portfolio in accordance with the requirements of the 1940 Act. Under the 1940 Act, (a) “Control Investments” are defined as investments in which the Company owns more than 25% of the voting securities or has rights to maintain greater than 50% of the board representation, (b) “Affiliate Investments” are defined as investments in which the Company owns between 5% and 25% (inclusive) of the voting securities and does not have rights to maintain greater than 50% of the board representation and (c) “Non-Control/Non-Affiliate Investments” are defined as investments that are neither Control Investments nor Affiliate Investments. For purposes of determining the classification of its Investment Portfolio, the Company has excluded consideration of any voting securities or board appointment rights held by Main Street and third-party investment funds advised by the Adviser.

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

The Company’s portfolio strategy calls for it to invest primarily in debt securities issued by Middle Market companies and illiquid debt and equity securities issued by privately held, LMM companies. The Middle Market companies in which the Company invests are generally larger in size and can be more liquid than the LMM companies. The Company categorizes some of its investments in Middle Market companies and LMM companies as Private Loan portfolio investments, which are primarily debt securities in privately held companies that have been originated directly by Main Street or through strategic relationships with other investment funds on a collaborative basis, and are often referred to in the debt markets as “club deals.” Private Loan investments are made in companies that are consistent with the size of companies the Company invests in through its Middle Market portfolio and LMM portfolio. The Company’s portfolio also includes Other Portfolio investments which primarily consist of investments that are not consistent with the typical profiles for its Private Loan portfolio investments, LMM portfolio investments or Middle Market portfolio investments, including investments which may be managed by third parties. The Company’s portfolio may also include short-term portfolio investments that are atypical of the Company’s Private Loan, LMM and Middle Market portfolio investments in that they are intended to be a short-term deployment of capital and are more liquid than investments within the other portfolios. The Company’s portfolio investments may be subject to restrictions on resale.

Private Loan investments may include investments which have no established trading market or have established markets that are not active. LMM investments and Other Portfolio investments generally have no established trading market while Middle Market and short-term portfolio investments generally have established markets that are not active. The Company determines in good faith the fair value of its Investment Portfolio pursuant to a valuation policy in accordance with ASC 820, with such valuation process approved by its Board of Directors (the “Board”) and in accordance with the 1940 Act. The Company’s valuation policies and processes are intended to provide a consistent basis for determining the fair value of the Company’s Investment Portfolio.

For Private Loan and Middle Market portfolio investments in debt securities for which it has determined that third-party quotes or other independent pricing are not available or appropriate, the Company generally estimates the fair value based on the assumptions that it believes hypothetical market participants would use to value the investment in a current hypothetical sale using a yield-to-maturity model (“Yield-to-Maturity”) valuation method. For LMM portfolio investments, the Company generally reviews external events, including private mergers, sales and acquisitions involving comparable companies, and includes these events in the valuation process by using an enterprise value waterfall methodology (“Waterfall”) for its LMM equity investments and an income approach using a Yield-to-Maturity valuation method for its LMM debt investments. For Middle Market portfolio investments, the Company primarily uses quoted prices in the valuation process. The Company determines the appropriateness of the use of third-party broker quotes, if any, in determining fair value based on its understanding of the level of actual transactions used by the broker to develop the quote and whether the quote was an indicative price or binding offer, the depth and consistency of broker quotes and the correlation of changes in broker quotes with underlying performance of the portfolio company and other market indices. For its Other Portfolio equity investments, the Company generally calculates the fair value of the investment primarily based on the net asset value (“NAV”) of the fund and adjusts the fair value for other factors deemed relevant that would affect the fair value of the investment. All of the valuation approaches for the Company’s portfolio investments estimate the value of the investment as if the Company was to sell, or exit, the investment as of the measurement date.

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

In addition to its internal valuation process, in arriving at estimates of fair value for its investments in its Private Loan portfolio companies, the Company, among other things, consults with a nationally recognized independent financial advisory services firm. The nationally recognized independent financial advisory services firm analyzes and provides observations and recommendations and an assurance certification regarding the Company’s determinations of the fair value of its Private Loan portfolio company investments. The nationally recognized independent financial advisory services firm is generally consulted relative to the Company’s investments in each Private Loan portfolio company at least once every calendar year, and for the Company’s investments in new Private Loan portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, the Company may determine that it is not cost-effective, and as a result is not in its stockholders’ best interest, to consult with the nationally recognized independent financial advisory services firm on its investments in one or more Private Loan portfolio companies. Such instances include, but are not limited to, situations where the fair value of the Company’s investment in a Private Loan portfolio company is determined to be insignificant relative to the total Investment Portfolio. The Company consulted with and received an assurance certification from its independent financial advisory services firm in arriving at its determination of fair value on its investments in a total of 12 Private Loan portfolio companies for the three months ended March 31, 2022, representing approximately 26% of the total Private Loan portfolio at fair value as of March 31, 2022, and on a total of 7 Private Loan portfolio companies for the three months ended March 31, 2021, representing approximately 21% of the total Private Loan portfolio at fair value as of March 31, 2021. Excluding its investments in Private Loan portfolio companies that, as of March 31, 2022 and 2021, as applicable, had not been in the Investment Portfolio for at least twelve months subsequent to the initial investment and its investments in Private Loan portfolio companies that were not reviewed because the investment is valued based upon third-party quotes or other independent pricing, the percentage of the Private Loan portfolio reviewed and certified by the Company’s independent financial advisory services firm for the three months ended March 31, 2022 and 2021 was 35% and 23% of the total Private Loan portfolio at fair value as of March 31, 2022 and 2021, respectively.

In addition to its internal valuation process, in arriving at estimates of fair value for its investments in its LMM portfolio companies, the Company, among other things, consults with a nationally recognized independent financial advisory services firm. The nationally recognized independent financial advisory services firm analyzes and provides observations, recommendations and an assurance certification regarding the Company’s determinations of the fair value of its LMM portfolio company investments. The nationally recognized independent financial advisory services firm is generally consulted relative to the Company’s investments in each LMM portfolio company at least once every calendar year, and for the Company’s investments in new LMM portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, the Company may determine that it is not cost-effective, and as a result is not in its stockholders’ best interest, to consult with the nationally recognized independent financial advisory services firm on its investments in one or more LMM portfolio companies. Such instances include, but are not limited to, situations where the fair value of the Company’s investment in a LMM portfolio company is determined to be insignificant relative to the total Investment Portfolio. The Company consulted with and received an assurance certification from its independent financial advisory services firm in arriving at the Company’s determination of fair value on its investments in a total of 13 LMM portfolio companies for the three months ended March 31, 2022, representing approximately 40% of the total LMM portfolio at fair value as of March 31, 2022 and on a total of 9 LMM portfolio companies for the three months ended March 31, 2021, representing approximately 28% of the total LMM portfolio at fair value as of March 31, 2021. Excluding its investments in LMM portfolio companies that, as of March 31, 2022 and 2021, as applicable, had not been in the Investment Portfolio for at least twelve months subsequent to the initial investment or whose primary purpose is to own real estate for which a third-party appraisal is obtained on at least an annual basis, the percentage of the LMM portfolio reviewed and certified by the Company’s independent financial advisory services firm was 48% and 30% of the total LMM portfolio at fair value as of March 31, 2022 and 2021, respectively.

For valuation purposes, all of the Company’s Middle Market portfolio investments are non-control investments. To the extent sufficient observable inputs are available to determine fair value, the Company uses observable inputs to determine the fair value of these investments through obtaining third-party quotes or other independent pricing. For Middle Market portfolio investments for which it has determined that third-party quotes or other independent pricing are not available or appropriate, the Company generally estimates the fair value based on the assumptions that it believes hypothetical market participants would use to value such Middle Market debt investments in a current hypothetical sale using the Yield-to-Maturity valuation method and such Middle Market equity investments in a current hypothetical sale using the Waterfall valuation method. The Company generally consults on a limited basis with a financial advisory services firm in connection with determining the fair value of its Middle Market portfolio investments due to the nature of these investments. The vast majority (93% as of both March 31, 2022 and December 31, 2021) of the Middle Market portfolio investments are valued using third-party quotes or other independent pricing services, or are new investments that will be consulted on once they have been in the Investment Portfolio for at least twelve months subsequent to the initial investment.

For valuation purposes, all of the Company’s Other Portfolio investments are non-control investments. The Company’s Other Portfolio investments comprised 2.5% of the Company’s Investment Portfolio at fair value as of both March 31, 2022 and December 31, 2021. Similar to the LMM investment portfolio, market quotations for Other Portfolio equity investments are generally not readily available. For its Other Portfolio equity investments, the Company generally determines the fair value of these investments using the NAV valuation method.

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

In December 2020, the SEC adopted Rule 2a-5 under the 1940 Act, which permits a BDC’s board of directors to designate its executive officers or investment adviser as a valuation designee to determine the fair value for its investment portfolio, subject to the active oversight of the board. The Board has approved policies and procedures pursuant to Rule 2a-5 (the “Valuation Procedures”) and has designated the Adviser, led by a group of Main Street’s and the Adviser’s executive officers, to serve as the Board’s valuation designee. The Company adopted the Valuation Procedures effective April 1, 2021. The Company believes its Investment Portfolio as of March 31, 2022 and December 31, 2021 approximates fair value as of those dates based on the markets in which the Company operates and other conditions in existence on those reporting dates.

2.           Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results may differ from these estimates under different conditions or assumptions. Additionally, as explained in “Note B.1.—Valuation of Investment Portfolio”, the consolidated financial statements include investments in the Investment Portfolio whose values have been estimated by the Company pursuant to valuation policies and procedures approved and overseen by the Board, in the absence of readily ascertainable market values. Because of the inherent uncertainty of the Investment Portfolio valuations, those estimated values may differ materially from the values that would have been determined had a ready market for the securities existed.

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

3.           Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid investments with an original maturity of three months or less at the date of purchase. These highly liquid, short-term investments are included in the consolidated schedule of investments. Cash and cash equivalents are carried at cost, which approximates fair value. At March 31, 2022, the Company had investments in short-term money market accounts totaling $9.7 million classified as cash equivalents.

At March 31, 2022, cash balances totaling $28.0 million exceeded Federal Deposit Insurance Corporation insurance protection levels, subjecting the Company to risk related to the uninsured balance. All of the Company’s cash deposits are held at large established high credit quality financial institutions and management believes that the risk of loss associated with any uninsured balances is remote.

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

As of March 31, 2022, the Company’s total Investment Portfolio had four investments on non-accrual status, which comprised approximately 0.6% of its fair value and 2.8% of its cost. As of December 31, 2021, the Company’s total Investment Portfolio had four investments on non-accrual status, which comprised approximately 0.7% of its fair value and 2.8% of its cost.

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

The Company holds certain debt and preferred equity instruments in its Investment Portfolio that contain payment-in-kind (“PIK”) interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed or sold. To maintain RIC tax treatment (as discussed in “Note B.7.—Income Taxes” below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though the Company may not have collected the PIK interest and cumulative dividends in cash. For the three months ended March 31, 2022 and 2021, (i) approximately 1.8% and 3.8%, respectively, of the Company’s total investment income was attributable to PIK interest income not paid currently in cash and (ii) approximately 1.8% and 0.7%, respectively, of the Company’s total investment income was attributable to cumulative dividend income not paid currently in cash. The Company stops accruing PIK interest and cumulative dividends and writes off any accrued and uncollected interest and dividends in arrears when it determines that such PIK interest and dividends in arrears are no longer collectible.

The Company may periodically provide services, including structuring and advisory services, to its portfolio companies or other third parties. For services that are separately identifiable, fee income is recognized as earned. Fees received in connection with debt financing transactions are generally deferred and are accreted into income over the life of the financing.

A presentation of total investment income the Company received from its Investment Portfolio in each of the periods presented is as follows:

	Three Months Ended
	March 31,
	2022	2021

	(dollars in thousands)
Interest, fee and dividend income:
Interest income	$20,069	$16,080
Dividend income	2,793	3,952
Fee income	539	240
Total interest, fee and dividend income	$23,401	$20,272

5.           Deferred Financing Costs

Deferred financing costs represent fees and other direct costs incurred in connection with arranging the Company’s borrowings. These costs were incurred in connection with the Company’s Credit Facilities (see “Note E—Debt”) and have been capitalized and reflected in the consolidated balance sheet as deferred financing costs. Deferred financing costs incurred in connection with the Series A Notes (as defined below in “Note E—Debt”) are recorded as a direct deduction from the principal amount outstanding.

6.           Unearned Income—Debt Origination Fees and Original Issue Discount and Discounts / Premiums to Par Value

The Company capitalizes debt origination fees received in connection with financings and reflects such fees as unearned income netted against the applicable debt investments. The unearned income from the fees is accreted into income over the life of the financing.

In connection with its portfolio debt investments, the Company sometimes receives nominal cost warrants or warrants with an exercise price below the fair value of the underlying equity (together, “nominal cost equity”) that are valued as part of the negotiation process with the particular portfolio company. When the Company receives nominal cost equity, it allocates its cost basis in its investment between its debt security and its nominal cost equity at the time of origination based on amounts negotiated with the particular portfolio company. The allocated amounts are based upon the fair value of the nominal cost equity, which is then used to determine the allocation of cost to the debt security. Any discount recorded on a debt investment resulting from this allocation is reflected as unearned income, which is netted against the applicable debt investment, and accreted into interest income over the life of the debt investment. The actual collection of this interest is deferred until the time of debt principal repayment.

The Company may also purchase debt securities at a discount or at a premium to the par value of the debt security. In the case of a purchase at a discount, the Company records the investment at the par value of the debt security net of the discount, and the discount is accreted into interest income over the life of the debt investment. In the case of a purchase at a premium, the Company records the investment at the par value of the debt security plus the premium, and the premium is amortized as a reduction to interest income over the life of the debt investment.

To maintain RIC tax treatment (as discussed in “Note B.7.—Income Taxes” below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though the Company may not have collected the interest income. For the three months ended March 31, 2022 and 2021, approximately 2.7% and 2.4%, respectively, of the Company’s total investment income was attributable to interest income from the accretion of discounts associated with debt investments, net of any premium reduction.

7.            Income Taxes

MSC Income Fund has elected to be treated for U.S. federal income tax purposes as a RIC. MSC Income Fund’s taxable income includes the taxable income generated by MSC Income Fund and certain of its subsidiaries, which are treated as disregarded entities for tax purposes. As a RIC, MSC Income Fund generally will not pay corporate-level U.S. federal income taxes on any net ordinary taxable income or capital gains that MSC Income Fund distributes to its stockholders. MSC Income Fund must generally distribute at least 90% of its “investment company taxable income” (which is generally its net ordinary taxable income and realized net short-term capital gains in excess of realized net long-term capital losses) and 90% of its tax-exempt income to maintain its RIC status (pass-through tax treatment for amounts distributed). As part of maintaining RIC status, undistributed taxable income (subject to a 4% non-deductible U.S. federal excise tax) pertaining to a given fiscal year may be distributed up to twelve months subsequent to the end of that fiscal year, provided such dividends are declared on or prior to the later of (i) the filing of the U.S. federal income tax return for the applicable fiscal year or (ii) the fifteenth day of the ninth month following the close of the year in which such taxable income was generated.

The Taxable Subsidiaries primarily hold certain portfolio equity investments for the Company. The Taxable Subsidiaries permit the Company to hold equity investments in portfolio companies which are “pass-through” entities for tax purposes and to continue to comply with the “source-of-income” requirements contained in the RIC tax provisions of the Code. The Taxable Subsidiaries are consolidated with MSC Income Fund for U.S. GAAP financial reporting purposes, and the portfolio investments held by the Taxable Subsidiaries are included in the Company’s consolidated financial statements as portfolio investments and recorded at fair value. The Taxable Subsidiaries are not consolidated with MSC Income Fund for income tax purposes and may generate income tax expense, or benefit, and tax assets and liabilities, as a result of their ownership of certain portfolio investments. The taxable income, or loss, of the Taxable Subsidiaries may differ from their book income, or loss, due to temporary book and tax timing differences and permanent differences. The Taxable Subsidiaries are each taxed at their normal corporate tax rates based on their taxable income. The income tax expense, or benefit, if any, and the related tax assets and liabilities, of the Taxable Subsidiaries are reflected in the Company’s consolidated financial statements.

The Taxable Subsidiaries use the liability method in accounting for income taxes. Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements, using statutory tax rates in effect for the year in which the temporary differences are expected to reverse. A valuation allowance is provided, if necessary, against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company’s consolidated balance sheets and consolidated statements of changes in net assets include an adjustment to classification as a result of permanent book-to-tax differences, which include differences in the book and tax treatment of income and expenses.

Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses. Taxable income generally excludes net unrealized appreciation or depreciation, as investment gains or losses are not included in taxable income until they are realized.

8.         Net Realized Gains or Losses and Net Unrealized Appreciation or Depreciation

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

9.         Fair Value of Financial Instruments

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

To estimate the fair value of the Company’s Series A Notes as disclosed in “Note E—Debt”, the Company uses the Yield-to-Maturity valuation method based on projections of the discounted future free cash flows that the debt security will likely generate, including both the discounted cash flows of the associated interest and principal amounts for the debt security.

10.         Earnings per Share

Net increase (decrease) in net assets resulting from operations per share and net investment income per share are computed utilizing the weighted-average number of shares of common stock outstanding during the reporting period.

11.         Recently Issued or Adopted Accounting Standards

In March 2020, the FASB issued ASU 2020-04, “Reference rate reform (Topic 848)—Facilitation of the effects of reference rate reform on financial reporting.” The amendments in this update provide optional expedients and exceptions for applying U.S. GAAP to certain contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform and became effective upon issuance for all entities. The Company has agreements that have LIBOR as a reference rate with certain portfolio companies and also with certain lenders. Many of these agreements include language for choosing an alternative successor rate if LIBOR reference is no longer considered to be appropriate. Contract modifications are required to be evaluated in determining whether the modifications result in the establishment of new contracts or the continuation of existing contracts. The Company adopted this amendment in March 2020 and plans to apply the amendments in this update to account for contract modifications due to changes in reference rates when LIBOR reference is no longer used. The Company utilized the optional expedients and exceptions provided by ASU 2020-04 during the three months ended March 31, 2022, the effect of which was not material to the consolidated financial statements and the notes thereto. The Company continues to evaluate the impact that the amendments in this update will have on its consolidated financial statements and disclosures.

From time to time, new accounting pronouncements are issued by the FASB or other standards-setting bodies that are adopted by the Company as of the specified effective date. The Company believes that the impact of recently issued standards and any that are not yet effective will not have a material impact on its consolidated financial statements upon adoption.

NOTE C—FAIR VALUE HIERARCHY FOR INVESTMENTS—PORTFOLIO COMPOSITION

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

As of March 31, 2022 and December 31, 2021, the Company’s Private Loan portfolio investments primarily consisted of investments in interest-bearing secured debt investments. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of the Company’s Private Loan portfolio investments were categorized as Level 3 as of March 31, 2022 and December 31, 2021.

As of March 31, 2022 and December 31, 2021, all of the Company’s LMM portfolio investments consisted of illiquid securities issued by privately held companies and the fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of the Company’s LMM portfolio investments were categorized as Level 3 as of March 31, 2022 and December 31, 2021.

As of March 31, 2022 and December 31, 2021, the Company’s Middle Market portfolio investments consisted primarily of investments in secured and unsecured debt investments and independently rated debt investments. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of the Company’s Middle Market portfolio investments were categorized as Level 3 as of March 31, 2022 and December 31, 2021.

As of March 31, 2022 and December 31, 2021, the Company’s Other Portfolio investments consisted of illiquid securities issued by privately held companies and the fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of the Company’s Other Portfolio investments were categorized as Level 3 as of March 31, 2022 and December 31, 2021.

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

The following tables provide a summary of the significant unobservable inputs used to fair value the Company’s Level 3 portfolio investments as of March 31, 2022 and December 31, 2021:

	Fair Value as of
	March 31,
Type of	2022		Significant		Weighted
Investment	(in thousands)	Valuation Technique	Unobservable Inputs	Range(3)	Average(3)	Median(3)
Equity investments	$207,620	Discounted cash flow	WACC	10.2% - 19.4%	13.8%	15.4%
		Market comparable / Enterprise value	EBITDA multiple(1)	3.8x - 9.0x(2)	7.3x	5.8x
Debt investments	756,543	Discounted cash flow	Risk adjusted discount factor	5.3% - 15.4%(2)	9.5%	8.6%
			Expected principal recovery percentage	0.9% - 200.0%	99.9%	100.0%
Debt investments	117,433	Market approach	Third‑party quote	5.5 - 100	92.5	97.3
Total Level 3 investments	$1,081,596

(1)	EBITDA may include proforma adjustments and/or other addbacks based on specific circumstances related to each investment.
(2)	Range excludes outliers that are greater than one standard deviation from the mean. Including these outliers, the range for EBITDA multiple is 3.8x - 15.7x and the range for risk adjusted discount factor is 4.8% - 38.5%.

(3)	Does not include investments for which the valuation technique does not include the use of the applicable fair value input.

	Fair Value as of
	December 31,
Type of	2021		Significant		Weighted
Investment	(in thousands)	Valuation Technique	Unobservable Inputs	Range(3)	Average(3)	Median(3)
Equity investments	$197,926	Discounted cash flow	WACC	10.1% - 19.1%	13.4%	14.8%
		Market comparable / Enterprise value	EBITDA multiple(1)	4.9x - 8.3x(2)	7.3x	6.2x
Debt investments	743,211	Discounted cash flow	Risk adjusted discount factor	5.2% - 15.0%(2)	8.1%	9.0%
			Expected principal recovery percentage	1.2% - 100.0%	100.0%	100.0%
Debt investments	135,999	Market approach	Third‑party quote	3 - 100.2	94.3	97.3
Total Level 3 investments	$1,077,136

(1)	EBITDA may include proforma adjustments and/or other addbacks based on specific circumstances related to each investment.
(2)	Range excludes outliers that are greater than one standard deviation from the mean. Including these outliers, the range for EBITDA multiple is 3.8x - 10.0x and the range for risk adjusted discount factor is 4.4% - 38.5%.
(3)	Does not include investments for which the valuation technique does not include the use of the applicable fair value input.

The following tables provide a summary of changes in fair value of the Company’s Level 3 portfolio investments for the three-month periods ended March 31, 2022 and 2021 (amounts in thousands):

					Net
	Fair Value	Transfers			Changes	Net		Fair Value
	as of	Into			from	Unrealized		as of
Type of	December 31,	Level 3	Redemptions/	New	Unrealized	Appreciation		March 31,
Investment	2021	Hierarchy	Repayments	Investments	to Realized	(Depreciation)	Other(1)	2022
Debt	$879,970	$—	$(51,189)	$48,270	$756	$(3,022)	$—	$874,785
Equity	196,374	—	(30)	2,526	-	7,149	—	206,019
Equity Warrant	792	—	—	-	-	-	—	792
	$1,077,136	$—	$(51,219)	$50,796	$756	$4,127	$—	$1,081,596

(1)	Includes the impact of non-cash conversions. These transactions represent non-cash investing activities. See additional cash flow information at the consolidated statements of cash flows.

					Net
	Fair Value	Transfers			Changes	Net		Fair Value
	as of	Into			from	Unrealized		as of
Type of	December 31,	Level 3	Redemptions/	New	Unrealized	Appreciation		March 31,
Investment	2020	Hierarchy	Repayments	Investments	to Realized	(Depreciation)	Other(1)	2021
Debt	$638,423	$—	$(63,307)	$83,329	$2,125	$3,597	$(290)	$663,877
Equity(2)	185,041	—	(6,386)	4,421	814	12	290	184,192
Equity Warrant	2,058	—	—	—	—	(395)	—	1,663
	$825,522	$—	$(69,693)	$87,750	$2,939	$3,214	$—	$849,732

(1)	Includes the impact of non-cash conversions. These transactions represent non-cash investing activities. See additional cash flow information at the consolidated statements of cash flows.
(2)	Includes the Company’s investment in CLO subordinated notes. (See “Note D—Investment in Signal Peak CLO 7, Ltd.”)

At March 31, 2022 and December 31, 2021, the Company's investments at fair value were categorized as follows in the fair value hierarchy for ASC 820 purposes:

		Fair Value Measurements
		(in thousands)
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
At March 31, 2022	Fair Value	(Level 1)	(Level 2)	(Level 3)
Private Loan portfolio investments	$587,628	$—	$—	$587,628
LMM portfolio investments	322,837	—	—	322,837
Middle Market portfolio investments	144,152	—	—	144,152
Other Portfolio investments	26,979	—	—	26,979
Total investments	$1,081,596	$—	$—	$1,081,596

		Fair Value Measurements
		(in thousands)
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
At December 31, 2021	Fair Value	(Level 1)	(Level 2)	(Level 3)
Private Loan portfolio investments	$575,865	$—	$—	$575,865
LMM portfolio investments	315,415	—	—	315,415
Middle Market portfolio investments	159,021	—	—	159,021
Other Portfolio investments	26,835	—	—	26,835
Total investments	$1,077,136	$—	$—	$1,077,136

2.         Investment Portfolio Composition

The Company’s principal investment objective is to maximize its portfolio’s total return by generating current income from its debt investments and current income and capital appreciation from its equity and equity-related investments, including warrants, convertible securities and other rights to acquire equity securities in a portfolio company. The Company seeks to achieve its investment objective through its Private Loan, LMM and Middle Market investment strategies.

The Company’s private loan (“Private Loan”) investment strategy involves investments in privately held companies that are generally consistent with the size of its Middle Market portfolio companies or LMM portfolio companies, and its Private Loan investments generally range in size from $1 million to $20 million. The Company’s Private Loan investments generally consist of loans that have been originated directly by Main Street or through strategic relationships with other investment funds on a collaborative basis, and are often referred to in the debt markets as “club deals.” The Company’s Private Loan portfolio debt investments are generally secured by a first priority lien on the assets of the portfolio company and typically have a term of between three and seven years from the original investment date. The Company may also have the option to invest alongside the sponsor in the equity securities of its Private Loan portfolio companies.

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

The Company’s Middle Market investment strategy involves investments in syndicated loans to or debt securities in Middle Market companies, which the Company defines as companies with annual revenues between $150 million and $1.5 billion, and its Middle Market investments generally range in size from $1 million to $20 million. The Company’s Middle Market portfolio debt investments are generally secured by a first priority lien on the assets of the portfolio company and typically have an expected duration of between three and seven years from the original investment date.

The Company’s other portfolio (“Other Portfolio”) investments primarily consist of investments that are not consistent with the typical profiles for its Private Loan, LMM or Middle Market portfolio investments, including investments which may be managed by third parties. In the Other Portfolio, the Company may incur indirect fees and expenses in connection with investments managed by third parties, such as investments in other investment companies or private funds. For Other Portfolio investments, the Company generally receives distributions related to the assets held by the portfolio company. Those assets are typically expected to be liquidated over a five to ten-year period.

Investment income, consisting of interest, dividends and fees, can fluctuate dramatically due to various factors, including the level of new investment activity, repayments of debt investments or sales of equity interests. Investment income in any given year could also be highly concentrated among several portfolio companies. For the three months ended March 31, 2022 and 2021, the Company did not record investment income from any single portfolio company in excess of 10% of total investment income.

The following tables provide a summary of the Company’s investments in the Private Loan, LMM and Middle Market portfolios as of March 31, 2022 and December 31, 2021 (this information excludes the Other Portfolio investments which are discussed further below):

	As of March 31, 2022
	Private Loan	LMM (a)	Middle Market

	(dollars in millions)
Number of portfolio companies	62	45	23
Fair value	$587.6	$322.8	$144.2
Cost	$586.0	$287.6	$168.6
Debt investments as a % of portfolio (at cost)	94.1%	72.3%	93.1%
Equity investments as a % of portfolio (at cost)	5.9%	27.7%	6.9%
% of debt investments at cost secured by first priority lien	99.9%	99.9%	98.7%
Weighted-average annual effective yield (b)	8.3%	11.2%	8.1%
Average EBITDA(c)	$41.3	$6.2	$76.0

(a)	At March 31, 2022, the Company had equity ownership in all of its LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was approximately 9%.
(b)	The weighted-average annual effective yields were computed using the effective interest rates for all debt investments at cost as of March 31, 2022, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status. The weighted-average annual effective yield on the Company’s debt portfolio as of March 31, 2022 including debt investments on non-accrual status was 8.2% for its Private Loan portfolio, 10.8% for its LMM portfolio and 7.5% for its Middle Market portfolio. The weighted-average annual effective yield is not reflective of what an investor in shares of the Company’s common stock will realize on its investment because it does not reflect the Company’s utilization of debt capital in its capital structure, the Company’s expenses or any sales load paid by an investor.
(c)	The average EBITDA is calculated using a weighted-average for the Private Loan and Middle Market portfolios and a simple average for the LMM portfolio. These calculations exclude certain portfolio companies, including two Private Loan portfolio companies, as EBITDA is not a meaningful valuation metric for the Company’s investments in these portfolio companies, and those portfolio companies whose primary purpose is to own real estate.

	As of December 31, 2021
	Private Loan	LMM (a)	Middle Market

	(dollars in millions)
Number of portfolio companies	57	43	25
Fair value	$575.9	$315.4	$159.0
Cost	$576.3	$281.0	$184.2
Debt investments as a % of portfolio (at cost)	94.0%	72.2%	93.7%
Equity investments as a % of portfolio (at cost)	6.0%	27.8%	6.3%
% of debt investments at cost secured by first priority lien	98.5%	99.8%	98.8%
Weighted-average annual effective yield (b)	8.4%	10.8%	7.6%
Average EBITDA (c)	$38.0	$7.3	$85.9

(a)	At December 31, 2021, the Company had equity ownership in all of its LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was approximately 9%.
(b)	The weighted-average annual effective yields were computed using the effective interest rates for all debt investments at cost as of December 31, 2021, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status. The weighted-average annual effective yield on the Company’s debt portfolio as of December 31, 2021 including debt investments on non-accrual status was 8.3% for its Private Loan portfolio, 10.5% for its LMM portfolio and 7.1% for its Middle Market portfolio. The weighted-average annual effective yield is not reflective of what an investor in shares of the Company’s common stock will realize on its investment because it does not reflect the Company’s utilization of debt capital in its capital structure, the Company’s expenses or any sales load paid by an investor.
(c)	The average EBITDA is calculated using a weighted-average for the Private Loan and Middle Market portfolios and a simple average for the LMM portfolio. These calculations exclude certain portfolio companies, including three Private Loan portfolio companies, three LMM portfolio companies and one Middle Market portfolio company, as EBITDA is not a meaningful valuation metric for the Company’s investments in these portfolio companies, and those portfolio companies whose primary purpose is to own real estate.

For the three months ended March 31, 2022 and 2021, the Company achieved an annualized total return on investments of 15.0% and 15.7%, respectively. For the year ended December 31, 2021, the Company achieved an annualized total return on investments of 17.9%. Total return on investments is calculated using the interest, dividend, and fee income, as well as the realized and unrealized change in fair value of the Investment Portfolio for the specified period. The Company’s total return on investments is not reflective of what an investor in shares of the Company’s common stock will realize on its investment because it does not reflect the Company’s utilization of debt capital in its capital structure, the Company’s expenses or any sales load paid by an investor.

As of March 31, 2022, the Company had Other Portfolio investments in four companies, collectively totaling approximately $27.0 million in fair value and approximately $25.7 million in cost basis and which comprised approximately 2.5% and 2.4% of the Company’s Investment Portfolio at fair value and cost, respectively. As of December 31, 2021, the Company had Other Portfolio investments in four companies, collectively totaling approximately $26.8 million in fair value and approximately $25.6 million in cost basis and which comprised approximately 2.5% and 2.4% of the Company’s Investment Portfolio at fair value and cost, respectively.

The following tables summarize the composition of the Company’s total combined Private Loan portfolio investments, LMM portfolio investments and Middle Market portfolio investments at cost and fair value by type of investment as a percentage of the total combined Private Loan portfolio investments, LMM portfolio investments and

Middle Market portfolio investments, as of March 31, 2022 and December 31, 2021 (this information excludes the Other Portfolio investments, which are discussed above).

Cost:	March 31, 2022	December 31, 2021
First lien debt	87.6%	87.2%
Equity	12.0%	11.7%
Second lien debt	—%	0.7%
Equity warrants	0.1%	0.1%
Other	0.3%	0.3%
	100.0%	100.0%

Fair Value:	March 31, 2022	December 31, 2021
First lien debt	82.6%	82.8%
Equity	17.0%	16.1%
Second lien debt	—%	0.7%
Equity warrants	0.1%	0.1%
Other	0.3%	0.3%
	100.0%	100.0%

The following tables summarize the composition of the Company’s total combined Private Loan portfolio investments, LMM portfolio investments and Middle Market portfolio investments by geographic region of the United States and other countries at cost and fair value as a percentage of the total combined Private Loan portfolio investments, LMM portfolio investments and Middle Market portfolio investments, as of March 31, 2022 and December 31, 2021 (this information excludes the Other Portfolio investments). The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

Cost:	March 31, 2022	December 31, 2021
Southwest	24.2%	24.8%
Northeast	22.3%	21.4%
West	20.7%	22.3%
Southeast	17.3%	16.6%
Midwest	14.6%	14.0%
Canada	0.9%	0.9%
	100.0%	100.0%

Fair Value:	March 31, 2022	December 31, 2021
Southwest	26.6%	27.1%
Northeast	22.4%	21.4%
West	20.0%	21.4%
Midwest	15.1%	14.8%
Southeast	15.0%	14.4%
Canada	0.9%	0.9%
	100.0%	100.0%

The Company’s Private Loan portfolio investments, LMM portfolio investments and Middle Market portfolio investments are in companies conducting business in a variety of industries. The following tables summarize the composition of the Company’s total combined Private Loan portfolio investments, LMM portfolio investments and Middle Market portfolio investments by industry at cost and fair value as of March 31, 2022 and December 31, 2021 (this information excludes the Other Portfolio investments).

Cost:	March 31, 2022	December 31, 2021
Commercial Services & Supplies	11.0%	11.1%
Machinery	8.2%	7.9%
Internet Software & Services	6.0%	6.1%
Diversified Consumer Services	5.2%	4.4%
Distributors	4.6%	4.5%
IT Services	4.5%	4.3%
Oil, Gas & Consumable Fuels	4.0%	4.2%
Construction & Engineering	3.8%	3.8%
Specialty Retail	3.8%	3.8%
Professional Services	3.7%	3.7%
Communications Equipment	3.7%	3.7%
Health Care Providers & Services	3.4%	3.5%
Diversified Telecommunication Services	3.1%	4.5%
Aerospace & Defense	3.1%	2.8%
Leisure Equipment & Products	3.0%	3.0%
Containers & Packaging	2.6%	2.6%
Building Products	2.3%	2.3%
Diversified Financial Services	2.3%	2.3%
Media	2.3%	2.0%
Hotels, Restaurants & Leisure	2.1%	2.1%
Textiles, Apparel & Luxury Goods	1.9%	2.0%
Internet & Catalog Retail	1.6%	1.6%
Energy Equipment & Services	1.4%	1.4%
Food Products	1.2%	1.2%
Electrical Equipment	1.2%	0.9%
Health Care Equipment & Supplies	1.2%	0.8%
Trading Companies & Distributors	1.1%	1.1%
Food & Staples Retailing	1.1%	1.1%
Software	1.0%	1.0%
Household Products	1.0%	1.2%
Other (1)	4.6%	5.1%
	100.0%	100.0%

(1)	Includes various industries with each industry individually less than 1.0% of the total combined Private Loan portfolio investments, LMM portfolio investments and Middle Market portfolio investments at each date.

Fair Value:	March 31, 2022	December 31, 2021
Commercial Services & Supplies	10.4%	10.6%
Machinery	9.6%	9.3%
Diversified Consumer Services	6.1%	5.3%
Internet Software & Services	5.4%	5.5%
Distributors	4.7%	4.6%
IT Services	4.4%	4.2%
Construction & Engineering	4.2%	4.2%
Specialty Retail	3.8%	3.8%
Oil, Gas & Consumable Fuels	3.5%	3.7%
Health Care Providers & Services	3.4%	3.5%
Aerospace & Defense	3.1%	2.7%
Leisure Equipment & Products	3.0%	3.1%
Diversified Telecommunication Services	3.0%	4.5%
Containers & Packaging	2.9%	2.9%
Professional Services	2.8%	2.9%
Media	2.5%	2.1%
Diversified Financial Services	2.4%	2.4%
Building Products	2.3%	2.4%
Communications Equipment	2.0%	2.1%
Textiles, Apparel & Luxury Goods	1.9%	1.9%
Internet & Catalog Retail	1.8%	1.7%
Computers & Peripherals	1.6%	1.7%
Construction Materials	1.6%	1.5%
Software	1.4%	1.3%
Hotels, Restaurants & Leisure	1.4%	1.4%
Electrical Equipment	1.3%	1.0%
Trading Companies & Distributors	1.1%	1.2%
Food & Staples Retailing	1.1%	1.1%
Energy Equipment & Services	1.0%	1.1%
Food Products	1.0%	1.1%
Household Products	0.9%	1.2%
Air Freight & Logistics	0.8%	1.1%
Other (1)	3.6%	2.9%
	100.0%	100.0%

(1)	Includes various industries with each industry individually less than 1.0% of the total combined Private Loan portfolio investments, LMM portfolio investments and Middle Market portfolio investments at each date.

At March 31, 2022 and December 31, 2021, the Company had no portfolio investment that was greater than 10% of the Investment Portfolio at fair value.

3.         Unconsolidated Significant Subsidiaries

In accordance with Rules 3-09 and 4-08(g) of Regulation S-X, the Company must determine which of its unconsolidated controlled portfolio companies, if any, are considered “significant subsidiaries.” In evaluating its unconsolidated controlled portfolio companies in accordance with Regulation S-X, there are two tests that the Company must utilize to determine if any of the Company’s Control Investments (as defined in “Note A.2.—Basis of Presentation,” including those unconsolidated portfolio companies defined as Control Investments in which the Company does not own greater than 50% of the voting securities or maintain greater than 50% of the board representation) are considered significant subsidiaries: the investment test and the income test. The investment test is generally measured by dividing the Company’s investment in the Control Investment by the value of the Company’s total investments. The income test is generally measured by dividing the absolute value of the combined sum of total investment income, net realized gain (loss) and net unrealized appreciation (depreciation) from the relevant Control Investment for the period being tested by the absolute value of the Company’s change in net assets resulting from operations for the same period. Rules 3-09 and 4-08(g) of Regulation S-X require the Company to include (1) separate audited financial statements of an unconsolidated majority-owned subsidiary (Control Investments in which the Company owns greater than 50% of the voting securities) in an annual report and (2) summarized financial information of a Control Investment in a quarterly report, respectively, if certain thresholds of the investment or income tests are exceeded and the unconsolidated portfolio company qualifies as a significant subsidiary.

As of March 31, 2022 and December 31, 2021, the Company had no single investment that qualified as a significant subsidiary under either the investment or income tests.

Note D—Investment in Signal Peak CLO 7, LTD.

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

For the three months ended March 31, 2021, the Company recognized approximately $0.5 million of interest income in respect of its investment in Signal Peak CLO. The Company sold its entire position in the Signal Peak CLO on December 16, 2021.

NOTE E—DEBT

Summary of debt as of March 31, 2022 is as follows:

	Outstanding Balance	Unamortized Debt Issuance Costs (2)	Recorded Value	Estimated Fair Value (1)

	(dollars in thousands)
JPM SPV Facility	$264,688	$—	$264,688	$264,688
Series A Notes	150,000	(1,337)	148,663	143,293
TIAA Credit Facility	82,000	—	82,000	82,000
Total Debt	$496,688	$(1,337)	$495,351	$489,981

(1)	Estimated fair value for outstanding debt if the Company had adopted the fair value option under ASC 825. See discussion of the methods used to estimate the fair value of the Company’s debt in “Note B.9.—Fair Value of Financial Instruments.”
(2)	The unamortized debt issuance costs for the Credit Facilities are reflected as Deferred financing costs on the consolidated balance sheet, while the deferred debt issuance costs related to the Series A Notes are reflected as a contra-liability to the Series A Notes on the consolidated balance sheet.

Summary of debt as of December 31, 2021 is as follows:

	Outstanding Balance	Unamortized Debt Issuance Costs (2)	Recorded Value	Estimated Fair Value (1)

	(dollars in thousands)
JPM SPV Facility	$273,688	$—	$273,688	$273,688
TIAA Credit Facility	153,000	—	153,000	153,000
Series A Notes	77,500	(1,316)	76,184	77,491
Total Debt	$504,188	$(1,316)	$502,872	$504,179

(1)	Estimated fair value for outstanding debt if the Company had adopted the fair value option under ASC 825. See discussion of the methods used to estimate the fair value of the Company’s debt in “Note B.9.—Fair Value of Financial Instruments.”
(2)	The unamortized debt issuance costs for the Credit Facilities are reflected as Deferred financing costs on the consolidated balance sheet, while the deferred debt issuance costs related to the Series A Notes are reflected as a contra-liability to the Series A Notes on the consolidated balance sheet.

Summarized interest expense for the three months ended March 31, 2022 and 2021 is as follows:

	Three Months Ended March 31,
	2022	2021

	(dollars in thousands)
JPM SPV Facility	$2,393	$1,367
Series A Notes	1,421	—
TIAA Credit Facility	715	388
Deutsche Bank Credit Facility (1)	—	1,046
Main Street Term Loan (2)	—	364
Total Interest Expense	$4,529	$3,164

(1)	Deutsche Bank Credit Facility was fully repaid and extinguished on February 3, 2021.
(2)	Main Street Term Loan was fully repaid and extinguished on October 22, 2021.

 TIAA Credit Facility

The Company is a party to a senior secured revolving credit agreement dated March 6, 2017 (as amended, the “TIAA Credit Facility”) with TIAA, FSB (“TIAA Bank”), as administrative agent, and with TIAA Bank and other financial institutions as lenders. As of March 31, 2022, the TIAA Credit Facility included (i) total commitments of $165.0 million, (ii) an accordion feature that allows for an increase up to $200.0 million of total commitments from new and existing lenders on the same terms and conditions as the existing commitments and (iii) a revolving period and maturity date to September 1, 2025 and March 1, 2026, respectively, with two, one-year extension options with lender approval.

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

As of March 31, 2022, the interest rate on the TIAA Credit Facility was 2.63% (based on the LIBOR rate of 0.23% as of the most recent reset date plus 2.40%). The average interest rate for borrowings under the TIAA Credit Facility was 2.55% and 2.74% per annum for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, the Company was not aware of any instances of noncompliance with covenants related to the TIAA Credit Facility.

JPM SPV Facility

On February 3, 2021, MSIF Funding LLC (“MSIF Funding”), a wholly owned Structured Subsidiary that primarily holds originated loan investments, entered into a senior secured revolving credit facility (as amended from time to time, the “JPM SPV Facility”) by and among JPMorgan Chase Bank, National Association (“JPM”), as administrative agent, and U.S. Bank, N.A., as collateral agent and collateral administrator and the Company as portfolio manager. The revolving period under the JPM SPV Facility expires on February 3, 2024 and the JPM SPV Facility is scheduled to mature on February 3, 2025. Advances under the JPM SPV Facility bear interest at a per annum rate equal to the three month LIBOR in effect, plus the applicable margin of 2.90% per annum. MSIF Funding also pays a commitment fee of 0.75% per annum on the average daily unused amount of the financing commitments until the third anniversary of the JPM SPV Facility. As of March 31, 2022, the JPM SPV Facility included total commitments of $325.0 million and an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments and borrowing availability to up to $450.0 million.

As of March 31, 2022, the interest rate on the JPM SPV Facility, excluding amortization of deferred financing costs and unused fees, was 3.12% (based on the LIBOR rate of 0.22% as of the most recent reset date plus 2.90%). The average cost of borrowings on the JPM SPV Facility, excluding amortization of deferred financing costs and unused fees, was approximately 3.10% and 3.12% per annum for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, the Company was not aware of any instances of noncompliance with covenants related to the JPM SPV Facility.

Series A Notes

On October 22, 2021, the Company and certain qualified institutional investors entered into a Master Note Purchase Agreement (the “Note Purchase Agreement”), which governs the issuance of $150.0 million in aggregate principal amount of the Company’s 4.04% Series A Senior Notes due 2026 (the “Series A Notes”). The Series A Notes bear a fixed interest rate of 4.04% per year and will mature on October 30, 2026, unless redeemed, purchased or prepaid prior to such date by the Company in accordance with their terms. The Company issued $77.5 million of Series A Notes upon entering into the Note Purchase Agreement, and issued an additional $72.5 million on January 21, 2022. Net proceeds from the Series A Note issuances were used to repay outstanding debt borrowed under the Main Street Term Loan (as defined below), which was fully repaid and extinguished in October 2021, and the TIAA Credit Facility.

Interest on the Series A Notes is due semiannually on April 30 and October 30 each year, beginning on April 30, 2022. The Series A Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if applicable, a make-whole premium. In addition, the Company is obligated to offer to prepay the Series A Notes at par plus accrued and unpaid interest up to, but excluding, the date of prepayment, if certain change in control events occur. The Series A Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company.

The Note Purchase Agreement contains customary terms and conditions for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of the Company’s status as a BDC within the meaning of the 1940 Act, a minimum asset coverage ratio of 2.00 to 1.00, subject to reduction to 1.50 to 1.00 upon the Company obtaining the approval required under the 1940 Act, a minimum interest coverage ratio of 2.00 to 1.00, which may be reduced to 1.25 to 1.00 under certain conditions, and minimum unsecured debt coverage ratio of 1.25 to 1.00. In addition, in the event that a Below Investment Grade Event (as defined in the Note Purchase Agreement) occurs, the Series A Notes will bear interest at a fixed rate of 5.04% per year from the date of the occurrence of the Below Investment Grade Event to and until the date on which the Below Investment Grade Event ends.

The Note Purchase Agreement also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness of the Company or subsidiary guarantors subject to a cure pass-through, certain judgments and orders and certain events of bankruptcy. As of March 31, 2022, the Company was not aware of any instances of noncompliance with covenants related to the Series A Notes.

Main Street Term Loan

On January 27, 2021, the Company entered into a term loan agreement (the “Main Street Term Loan”) with Main Street, which initially provided up to an aggregate principal amount of $40.0 million in borrowings. The Company paid a 1.0% upfront fee to Main Street on the closing date. On July 27, 2021, the Company entered into an amendment to the Main Street Term Loan that allowed the Company to draw an additional $20.0 million, with another $15.0 million available to be drawn in two separate $7.5 million tranches (each a “Delayed Draw Term Loan”) at a later date.

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

Deutsche Bank Credit Facility

On May 18, 2015, HMS Funding I LLC (“HMS Funding”), a wholly owned Structured Subsidiary, entered into an amended and restated credit agreement (as amended, the “Deutsche Bank Credit Facility”) among HMS Funding, as borrower, the Company, as equity holder and as servicer, Deutsche Bank AG, New York Branch (“Deutsche Bank”), as administrative agent, the financial institutions party thereto as lenders (together with Deutsche Bank, the “HMS Funding Lenders”), and U.S. Bank National Association, as collateral agent and collateral custodian. On February 3, 2021, the total amount outstanding on the facility under the Deutsche Bank Credit Facility was fully repaid. As a result, the Company recorded a loss on the extinguishment of debt in the amount of $2.1 million, which represented the write-off of the unamortized deferred financing fees related to the Deutsche Bank Credit Facility.

For the three months ended March 31, 2021, the average cost of borrowings on the Deutsche Bank Credit Facility was approximately 2.93% per annum.

NOTE F—FINANCIAL HIGHLIGHTS

	Three Months Ended March 31,
Per Share Data:	2022	2021
NAV at the beginning of the period	$7.68	$7.28
Net investment income(1)	0.16	0.15
Net realized loss(1)(2)	—	(0.05)
Net unrealized appreciation (depreciation)(1)(2)	0.04	0.07
Net increase (decrease) in net assets resulting from operations(1)	0.20	0.17
Dividends paid from net investment income	(0.17)	(0.10)
Distributions from capital gains	—	—
Dividends paid or accrued(3)	(0.17)	(0.10)
Other(4)	0.01	(0.01)
NAV at the end of the period	$7.72	$7.34
Shares of common stock outstanding at end of period	79,870,636	79,608,304
Weighted-average shares of common stock outstanding	79,861,392	79,608,304

(1)	Based on weighted-average number of shares of common stock outstanding for the period.
(2)	Net realized gains or losses, net unrealized appreciation or depreciation, and income taxes can fluctuate significantly from period to period.
(3)	Represents stockholder dividends paid or accrued for the period.
(4)	Includes the impact of the different share amounts as a result of calculating certain per share data based on the weighted-average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.

	Three Months Ended March 31,
	2022	2021

	(dollars in thousands)

NAV at end of period	$616,627	$584,320
Average NAV	$614,899	$581,972
Average outstanding debt	$499,112	$249,947
Ratios to average NAV:
Ratio of total expenses to average NAV(1)(2)(3)(5)	1.82%	1.36%
Ratio of operating expenses to average NAV(2)(3)(5)	1.74%	1.44%
Ratio of operating expenses, excluding interest expense, to average NAV(2)(3)(5)	1.00%	0.89%
Ratio of net investment income to average NAV(2)(5)	2.06%	2.05%
Portfolio turnover ratio(2)	4.62%	7.25%
Total return based on change in NAV(2)(4)(5)	2.73%	2.20%

(1)	Total expenses are the sum of operating expenses and net income tax provision/benefit. Net income tax provision/benefit includes the accrual of net deferred tax provision/benefit relating to the net unrealized appreciation/depreciation on portfolio investments held in Taxable Subsidiaries and due to the change in the loss carryforwards, which are non-cash in nature and may vary significantly from period to period. The Company is required to include net deferred tax provision/benefit in calculating its total expenses even though these net deferred taxes are not currently payable/receivable.
(2)	Not annualized.
(3)	Unless otherwise noted, operating expenses include interest and general and administrative expenses.

(4)	Total return is calculated based on the change in NAV per share and stockholder distributions declared per share during the reporting period, divided by the NAV per share at the beginning of the period. The total return does not reflect the sales load from the sale of the Company’s common stock.
(5)	Net of expense waivers of $1.0 million for each of the three months ended March 31, 2022 and March 31, 2021. Excluding these expense waivers, the expense and income ratios are as follows:

	Three Months Ended March 31,
	2022	2021

Ratio of total expenses to average NAV(1)(2)(3)	1.99%	1.54%
Ratio of operating expenses to average NAV(2)(3)	1.91%	1.61%
Ratio of operating expenses excluding interest expense to average NAV(2)(3)	1.17%	1.07%
Ratio of net investment income to average NAV(2)	1.90%	2.23%
Total return based on change in NAV(2)(4)	2.48%	2.20%

See footnotes (1), (2), (3) and (4) immediately prior to this table.

NOTE G—DIVIDENDS, DISTRIBUTIONS AND TAXABLE INCOME

The Company currently pays quarterly dividends to its stockholders. Future quarterly dividends, if any, will be determined by the Board on a quarterly basis. The Company paid or accrued dividends to its common stockholders of $13.2 million, or $0.165 per share, during the three months ended March 31, 2022 compared to $8.0 million, or $0.10 per share, for the three months ended March 31, 2021.

MSC Income Fund has elected to be treated for U.S. federal income tax purposes as a RIC. MSC Income Fund’s taxable income includes the taxable income generated by MSC Income Fund and certain of its subsidiaries which are treated as disregarded entities for tax purposes. As a RIC, MSC Income Fund generally will not pay corporate-level U.S. federal income taxes on any net ordinary taxable income or capital gains that MSC Income Fund distributes to its stockholders. MSC Income Fund must generally distribute at least 90% of its “investment company taxable income” (which is generally its net ordinary taxable income and realized net short-term capital gains in excess of realized net long-term capital losses) and 90% of its tax-exempt income to maintain its RIC status (pass-through tax treatment for amounts distributed). As part of maintaining RIC status, undistributed taxable income (subject to a 4% non-deductible U.S. federal excise tax) pertaining to a given fiscal year may be distributed up to twelve months subsequent to the end of that fiscal year, provided such dividends are declared on or prior to the later of (i) filing of the U.S. federal income tax return for the applicable fiscal year or (ii) the fifteenth day of the ninth month following the close of the year in which such taxable income was generated.

The determination of the tax attributes for MSC Income Fund’s distributions is made annually, based upon its taxable income for the full year and distributions paid for the full year. Therefore, a determination made on an interim basis may not be representative of the actual tax attributes of distributions for a full year. Ordinary dividend distributions from a RIC do not qualify for the 20% maximum tax rate (plus a 3.8% Medicare surtax, if applicable) on dividend income from domestic corporations and qualified foreign corporations, except to the extent that the RIC received the income in the form of qualifying dividends from domestic corporations and qualified foreign corporations. The tax attributes for distributions will generally include both ordinary income and qualified dividends, but may also include either one or both of capital gains and return of capital.

Listed below is a reconciliation of “Net increase (decrease) in net assets resulting from operations” to taxable income and to total distributions declared to common stockholders for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
	2022	2021

	(estimated, dollars in thousands)

Net increase (decrease) in net assets resulting from operations	$16,213	$12,657
Net unrealized (appreciation) depreciation	(3,731)	(5,193)
Income tax provision	464	396
Pre-tax book (income) loss not consolidated for tax purposes	(2,592)	(2,485)
Book income (loss) and tax income differences, including debt origination, structuring fees, dividends, realized gains and changes in estimates	(227)	936
Estimated taxable income (1)	10,127	6,311
Taxable income earned in prior year and carried forward for distribution in current year	23,276	29,173
Taxable income earned prior to period end and carried forward for distribution next period	(33,403)	(35,484)
Dividend accrued as of period end and paid-in the following period	13,178	7,961
Taxable income earned to be carried forward	(20,225)	(27,523)
Total distributions accrued or paid to common stockholders	$13,178	$7,961

(1)	MSC Income Fund’s taxable income for each period is an estimate and will not be finally determined until MSC Income Fund files its tax return for each year. Therefore, the final taxable income, and the taxable income earned in each period and carried forward for distribution in the following period, may be different than this estimate.

The Taxable Subsidiaries primarily hold certain portfolio equity investments for the Company. The Taxable Subsidiaries permit the Company to hold equity investments in portfolio companies which are “pass-through” entities for tax purposes and to continue to comply with the “source-of-income” requirements contained in the RIC tax provisions of the Code. The Taxable Subsidiaries are consolidated with MSC Income Fund for U.S. GAAP financial reporting purposes, and the portfolio investments held by the Taxable Subsidiaries are included in the Company’s consolidated financial statements as portfolio investments and recorded at fair value. The Taxable Subsidiaries are not consolidated with MSC Income Fund for income tax purposes and may generate income tax expense, or benefit, and tax assets and liabilities, as a result of their ownership of certain portfolio investments. The taxable income, or loss, of the Taxable Subsidiaries may differ from their book income, or loss, due to temporary book and tax timing differences and permanent differences. The Taxable Subsidiaries are each taxed at their normal corporate tax rates based on their taxable income. The income tax expense, or benefit, if any, and the related tax assets and liabilities, of the Taxable Subsidiaries are reflected in the Company’s consolidated financial statements.

The income tax expense (benefit) for the Company is generally composed of (i) deferred tax expense (benefit), which is primarily the result of the net activity relating to the portfolio investments held in the Taxable Subsidiaries, including changes in loss carryforwards, changes in net unrealized appreciation or depreciation and other temporary book tax differences, and (ii) current tax expense, which is primarily the result of current U.S. federal income and state taxes and excise taxes on the Company’s estimated undistributed taxable income. The income tax expense, or benefit, and the related tax assets and liabilities generated by the Taxable Subsidiaries, if any, are reflected in the Company’s consolidated statement of operations. The Company’s provision for income taxes was comprised of the following for the three months ended March 31, 2022 and 2021 (amounts in thousands):

	Three Months Ended March 31,
	2022	2021
Current tax expense (benefit):
Federal	$8	$—
State	147	87
Excise	188	309
Total current tax expense (benefit)	343	396
Deferred tax expense (benefit):
Federal	115	—
State	6	—
Total deferred tax expense (benefit)	121	—

Total income tax provision (benefit)	$464	$396

The net deferred tax liability at March 31, 2022 and December 31, 2021 was $0.1 million and $0, respectively, with the change primarily related to net unrealized appreciation or depreciation, loss carryforwards and other temporary book-tax differences relating to portfolio investments held by the Taxable Subsidiaries. The Company recorded a valuation allowance to reduce the carrying value of deferred tax assets to the amount that more likely than not can be realized.

At March 31, 2022, for U.S. federal income tax purposes, the Taxable Subsidiaries had net operating loss carryforwards from prior years which, if unused, will expire in 2037. Any net operating losses generated in 2018 and future periods are not subject to expiration and will carryforward indefinitely until utilized. The net capital loss carryforwards of the Company will expire in various taxable years 2023 through 2025. Additionally, the Taxable Subsidiaries have interest expense limitation carryforwards which have an indefinite carryforward period.

NOTE H—SHARE REPURCHASE PROGRAM

Prior to March 31, 2020, the Company historically conducted quarterly tender offers pursuant to its share repurchase program. On March 31, 2020, the Board unanimously approved a temporary suspension of the Company’s share repurchase program commencing with the second quarter of 2020. The Board determined that it was in the best interest of the Company to suspend the share repurchase program in order to preserve financial flexibility and liquidity given the potential prolonged impact of COVID-19. From April 2020 through March 2021, the share repurchase program remained suspended due to the impacts of the COVID-19 pandemic. On March 8, 2021, the Company announced that the Board approved the reinstatement of the share repurchase program following the payment of the dividend declared by the Board for payment on April 1, 2021, and the Company has conducted quarterly tender offers pursuant to its share repurchase program since then.

Under the terms of the reinstated share repurchase program, the Company offers to purchase shares at the estimated NAV per share, as determined within 48 hours prior to the repurchase date. The amount of shares of the Company’s common stock to be repurchased during any calendar quarter may be equal to the lesser of (i) the number of shares of common stock the Company could repurchase with the proceeds it received from the issuance of common stock under the Company’s dividend reinvestment plan or (ii) 2.5% of the weighted-average number of shares of common stock outstanding in the prior four calendar quarters. Upon resuming making offers to repurchase shares pursuant to the share repurchase program in April 2021, the Company has limited repurchase offers to the number of shares of common stock it can repurchase with 90% of the cash retained as a result of issuances of common stock under the Company’s dividend reinvestment plan.

At the discretion of the Board, the Company may also use cash on hand, cash available from borrowings and cash from the sale of investments as of the end of the applicable period to repurchase shares. The Board may amend, suspend or terminate the share repurchase program upon 30 days’ notice. Since inception of its share repurchase program, the Company has funded the repurchase of $116.9 million in shares of common stock. For the three months ended March 31, 2022, the Company funded $3.8 million for shares of its common stock tendered for repurchase under the plan. As discussed above, the share repurchase program was suspended due to the impacts of the COVID-19 pandemic during the first quarter of 2021, and therefore no shares were repurchased for the three months ended March 31, 2021.

NOTE I—DIVIDEND REINVESTMENT PLAN

The Company has adopted a dividend reinvestment plan (“DRIP”) that provides for the reinvestment of dividends on behalf of stockholders. As a result, if the Company declares a cash dividend, stockholders who have “opted in” to the DRIP will have their cash dividend automatically reinvested into additional shares of MSC Income Fund common stock.  The number of shares of common stock to be issued to a stockholder under the DRIP shall be determined by dividing the total dollar amount of the distribution payable to such stockholder by a price per share of common stock determined by the Board or a committee thereof, in its sole discretion, that is (i) not less than the net asset value per share of common stock determined in good faith by the Board or a committee thereof, in its sole discretion, within 48 hours prior to the payment of the distribution (the “NAV per share”) and (ii) not more than 2.5% greater than the NAV per share as of such date.

Summarized DRIP information for the three months ended March 31, 2022 and 2021 is follows:

	March 31,
	2022	2021

	($ in millions)
DRIP participation	$4.2	$—
Shares issued for DRIP	533,062	—

NOTE J—COMMITMENTS AND CONTINGENCIES

At March 31, 2022, the Company had the following outstanding commitments (in thousands):

Investments with equity capital commitments that have not yet funded:	Amount

Brightwood Capital Fund III, LP	$1,000
Freeport First Lien Loan Fund III LP	4,871
HPEP 3, L.P.	1,555

Total Equity Commitments	$7,426

Investments with commitments to fund revolving loans that have not been fully drawn or term loans with additional commitments not yet funded:

GS Operating, LLC	$4,773
Winter Services LLC	4,028
ArborWorks, LLC	3,727
Infolinks Media Buyco, LLC	3,150
NinjaTrader, LLC	3,078
KMS, LLC	2,714
NWN Corporation	2,674
SIB Holdings, LLC	2,655
Rug Doctor, LLC	2,633
Roof Opco, LLC	2,450
MB2 Dental Solutions, LLC	2,256
Mako Steel, LP	2,231
SI East, LLC	1,750
American Health Staffing Group, Inc.	1,667
Xenon Arc, Inc.	1,600
Evergreen North America Acquisitions, LLC	1,548
IG Parent Corporation	1,333
Burning Glass Intermediate Holding Company, Inc.	1,239
Flip Electronics LLC	1,091

Paragon Healthcare, Inc.	1,071
Interface Security Systems, L.L.C	1,067
Invincible Boat Company, LLC.	1,037
Adams Publishing Group, LLC	941
Student Resource Center, LLC	833
Watterson Brands, LLC	758
DTE Enterprises, LLC	750
RA Outdoors LLC	741
JTI Electrical & Mechanical, LLC	702
West Star Aviation Acquisition, LLC	667
GRT Rubber Technologies LLC	660
Direct Marketing Solutions, Inc.	600
VVS Holdco, LLC	600
Zips Car Wash, LLC	582
Robbins Bros. Jewelry, Inc.	500
Wall Street Prep, Inc.	500
Cody Pools, Inc.	471
Computer Data Source, LLC	417
Colonial Electric Company LLC	400
Trantech Radiator Topco, LLC	400
Chamberlin Holding LLC	400
South Coast Terminals Holdings, LLC	381
Hawk Ridge Systems, LLC	354
AVEX Aviation Holdings, LLC	350
BDS Solutions IntermediateCo, LLC	324
Gamber-Johnson Holdings, LLC	300
Batjer TopCo, LLC	300
Dynamic Communities, LLC	250
The Affiliati Network, LLC	230
Mystic Logistics Holdings, LLC	200
Johnson Downie Opco, LLC	200
Career Team Acquireco LLC	200
Orttech Holdings, LLC	156
Event Holdco, LLC	154
ATS Operating, LLC	150
Classic H&G Holdco, LLC	100
Flame King Holdings, LLC	100
Datacom, LLC	50

Total Loan Commitments	$64,493

Total Commitments	$71,919

The Company will fund its unfunded commitments from the same sources it uses to fund its investment commitments that are funded at the time they are made (which are typically through existing cash and cash equivalents and borrowings under the Credit Facilities). The Company follows a process to manage its liquidity and ensure that it has available capital to fund its unfunded commitments as necessary. The Company had no unrealized appreciation or depreciation on the outstanding unfunded commitments as of March 31, 2022.

The Company may, from time to time, be involved in litigation arising out of its operations in the normal course of business or otherwise. Furthermore, third parties may try to impose liability on the Company in connection with the activities of its portfolio companies. While the outcome of any current legal proceedings cannot at this time be predicted with certainty, the Company does not expect any current matters will materially affect its financial condition or results of operations; however, there can be no assurance whether any pending legal proceedings will have a material adverse effect on the Company’s financial condition or results of operations in any future reporting period.

NOTE K - RELATED PARTY TRANSACTIONS

1.          Advisory Agreements and Conditional Fee and Expense Reimbursement Waivers

On October 30, 2020, the Company entered into the Investment Advisory Agreement with the Adviser which states that the Adviser will oversee the management of the Company’s activities and is responsible for making investment decisions with respect to, and providing day-to-day management and administration of, the Company’s investment portfolio.

Pursuant to the Investment Advisory Agreement, the Company pays the Adviser a base management fee and incentive fees as compensation for the services described above. The base management fee is calculated at an annual rate of 1.75% of the Company’s average gross assets. The term “gross assets” means total assets of the Company as disclosed on the Company’s balance sheet. “Average gross assets” are calculated based on the Company’s gross assets at the end of the two most recently completed calendar quarters. The base management fee is payable quarterly in arrears. The base management fee is expensed as incurred.

The incentive fee under the Investment Advisory Agreement consists of two parts. The first part, referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears based on Pre-Incentive Fee Net Investment Income (as defined below) for the immediately preceding quarter. The subordinated incentive fee on income is equal to 20.0% of the Company’s Pre-Incentive Fee Net Investment Income for the immediately preceding quarter, expressed as a quarterly rate of return on adjusted capital at the beginning of the most recently completed calendar quarter, exceeding 1.875% (or 7.5% annualized), subject to a “catch up” feature (as described below).

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

For the three months ended March 31, 2022 and 2021, the Company incurred base management fees of approximately $5.0 million and $3.9 million, respectively. The Adviser did not waive any portion of the base management fees incurred in the three months ended March 31, 2022 and 2021. For both of the three months ended March 31, 2022 and 2021, the Company did not incur any subordinated incentive fees on income or any capital gains incentive fees.

Pursuant to the Investment Advisory Agreement, the Company is required to pay or reimburse the Adviser for administrative services expenses, which include all costs and expenses related to the Company’s day-to-day administration and management not related to advisory services, whether such administrative services were performed by a third-party service provider or the Adviser or its affiliates (to the extent performed by the Adviser, or its affiliates, the “Internal Administrative Services”). Internal Administrative Services include, but are not limited to, the cost of the Adviser’s personnel performing accounting and compliance functions and other administrative services on behalf of the Company.

The Adviser waived reimbursement of all Internal Administrative Services expenses from October 30, 2020 through December 31, 2021. On January 1, 2022, the Adviser assumed responsibility of certain administrative services that were previously provided for the Company by a third-party sub-administrator. From January 1, 2022 through March 31, 2022, the Adviser continued to waive reimbursement of all Internal Administrative Services expenses, except for the cost of the services previously provided by the sub-administrator. For the three months ended March 31, 2022 and 2021, the Company incurred Internal Administrative Services Expenses of $1.2 million and $1.1 million, respectively. For the three months ended March 31, 2022 and 2021, the Adviser waived the reimbursements of Internal Administrative Services expenses of $1.0 million and $1.1 million, respectively. Waived Internal Administrative Services expenses are permanently waived and are not subject to future reimbursement.

2.          Offering Costs

In accordance with the investment advisory agreement (the “Original Investment Advisory Agreement”) with HMS Adviser LP, the Company’s previous investment adviser (“HMS Adviser”), the Company reimbursed HMS Adviser for any offering costs that were paid on the Company’s behalf, which consisted of, among other costs, actual legal, accounting, bona fide out-of-pocket itemized and detailed due diligence costs, printing, filing fees, transfer agent costs, postage, escrow fees, advertising and sales literature and other costs incurred in connection with the offering of the Company’s common stock, including through the Company’s dividend reinvestment plan. HMS Adviser was responsible for the payment of offering costs to the extent they exceeded 1.5% of the aggregate gross stock offering proceeds. Pursuant to the transaction whereby the Adviser became the investment adviser to the Company, HMS Adviser agreed to permanently waive reimbursement of organizational and offering expenses except for $0.6 million which remained payable to HMS Adviser and would be reimbursed as part of future issuances of common stock by the Company. For the three months ended March 31, 2022, the Company reimbursed HMS Adviser $0.06 million in connection with stock issuances. As of March 31, 2022, $0.3 million of the Company’s reimbursement obligation to HMS Adviser for organizational and offering expenses remained outstanding.

3.	Indemnification

The Investment Advisory Agreement provides that the Adviser and its officers, directors, controlling persons and any other person or entity affiliated with it acting as the Company’s agent are entitled to indemnification (including reasonable attorneys’ fees and amounts reasonably paid in settlement) for any liability or loss suffered by such indemnitee, and such indemnitee will be held harmless for any loss or liability suffered by the Company, if (i) the indemnitee has determined, in good faith, that the course of conduct which caused the loss or liability was in the Company’s best interests, (ii) the indemnitee was acting on behalf of or performing services for the Company, (iii) the liability or loss suffered was not the result of negligence, willful malfeasance, bad faith or misconduct by the indemnitee or an affiliate thereof acting as the Company’s agent and (iv) the indemnification or agreement to hold the indemnitee harmless is only recoverable out of the Company’s net assets and not from the Company’s stockholders.

4.	Co-Investment

In the ordinary course of business, the Company enters into transactions with other parties that may be considered related party transactions. The Company has implemented certain policies and procedures, both written and unwritten, to ensure that it does not engage in any prohibited transactions with any persons affiliated with the Company. If such affiliations are found to exist, the Company seeks the Board and/or appropriate Board committee review and approval for such transactions and otherwise comply with, or seek, orders for exemptive relief from the SEC, as appropriate.

The Company has received an exemptive order from the SEC permitting co-investments among the Company, Main Street and other funds and clients advised by the Adviser in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act. The Company has made co-investments, and in the future intends to continue to make co-investments with Main Street and other funds and clients advised by the Adviser, in accordance with the conditions of the order. The order requires, among other things, that the Adviser and Main Street consider whether each such investment opportunity is appropriate for the Company, Main Street and the other funds and clients advised by the Adviser, as applicable, and if it is appropriate, to propose an allocation of the investment opportunity between such parties. Because the Adviser is wholly owned by Main Street and is not managing the Company’s investment activities as its sole activity, this may provide the Adviser an incentive to allocate opportunities to other participating funds and clients instead of the Company. However, the Adviser has policies and procedures in place to manage this conflict, including oversight by the independent members of the Board. Additional information regarding the operation of the co-investment program is set forth in the order granting exemptive relief, which may be reviewed on the SEC’s website at www.sec.gov. In addition to the co-investment program described above, the Company also co-invests in syndicated deals and other transactions where price is the only negotiated point by the Company and its affiliates.

5.          Main Street Term Loan

On January 27, 2021, the Company entered into the Main Street Term Loan, which initially provided for an aggregate principal amount of $40.0 million in borrowings. The Company paid a 1.0% upfront fee to Main Street on the closing date.

On July 27, 2021, the Company entered into an amendment to the Main Street Term Loan that allowed the Company to initially draw an additional $20.0 million, with another $15.0 million available to be drawn in two separate $7.5 million tranches at a later date. Following the amendment, as of September 30, 2021, the aggregate principal amount outstanding under the Main Street Term Loan was $60.0 million bearing interest at a fixed rate of 5.00% per annum and maturing on January 27, 2026.

Borrowings under the Main Street Term Loan were expressly subordinated and junior in right of payment to all secured indebtedness of the Company. The Main Street Term Loan was unanimously approved by the Board, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act, of the Company or the Adviser. On October 22, 2021, the Company fully repaid all borrowings outstanding under the Main Street Term Loan and the Main Street Term Loan was extinguished.

NOTE L—SUBSEQUENT EVENTS

On May 2, 2022, the Company repurchased 534,339 shares of its common stock validly tendered and not withdrawn on the terms set forth in the tender offer statement on Schedule TO and Offer to Purchase filed with the SEC on March 14, 2022. The shares were repurchased at a price of $7.77 per share, which was the Company’s net asset value per share as of May 2, 2022, for an aggregate purchase price of $4.2 million (an amount equal to approximately 90% of the proceeds the Company received from the issuance of shares under the Company’s dividend reinvestment plan from the May 2, 2022 dividend payment).

On May 2, 2022, the Company sold 94,697 shares of its common stock to Main Street at $7.92 per share, the price at which the Company issued new shares in connection with reinvestments of the May 2, 2022 dividend pursuant to the dividend reinvestment plan, for total proceeds to the Company of $750,000. The issuance and sale were made pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and was unanimously approved by the Board, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act, of the Company or the Adviser.

On May 12, 2022, the Board declared a quarterly cash dividend of $0.16 per share payable August 1, 2022 to stockholders of record as of June 30, 2022.

Schedule 12-14

MSC INCOME FUND, INC.

Consolidated Schedule of Investments In and Advances to Affiliates

March 31, 2022

(dollars in thousands)

(Unaudited)

					Amount of
					Interest,
					Fees or
			Amount of	Amount of	Dividends	December 31,			March 31,
			Realized	Unrealized	Credited to	2021	Gross	Gross	2022
Company	Investment(1)(10)(11)	Geography	Gain/(Loss)	Gain/(Loss)	Income(2)	Fair Value	Additions(3)	Reductions(4)	Fair Value
Control Investments
GRT Rubber Technologies LLC	8.23% (L+8.00%) Secured Debt	(8)	$-	$(12)	$401	$19,152	$1	$-	$19,153
	Member Units	(8)	-	-	600	22,750	-	-	22,750
Harris Preston Fund Investments	LP Interests (2717 MH, L.P.)	(8)	-	189	-	3,971	346	-	4,317
	LP Interests (2717 HPP-MS, L.P.)	(8)	-	-	-	-	-	-	-
Copper Trail Energy Fund I, LP - CTMH	LP Interests (CTMH, LP)	(9)	-	-	-	710	-	-	710
Other Amounts related to investments transferred to or from other 1940 Act classification during the period			-	-	-	-	-	-	-
Total Control Investments			$-	$177	$1,001	$46,583	$347	$-	$46,930
Affiliate Investments
AFG Capital Group, LLC	10.00% Secured Debt	(8)	$-	$-	$1	$36	$-	$22	$14
	Preferred Member Units	(8)	-	160	-	1,930	160	-	2,090
ASK (Analytical Systems Keco Holdings, LLC)	12.00% (L+10.00%, Floor 2.00%) Secured Debt	(8)	-	-	42	1,178	7	17	1,168
	Preferred Member Units	(8)	-	(140)	-	1,220	-	140	1,080
	Warrants	(8)	-	-	-	-	-	-	-
ATX Networks Corp.	8.50% (L+7.50%, Floor 1.00%) Secured Debt	(6)	-	235	-	7,121	235	96	7,260
	10.00% PIK Unsecured Debt	(6)	-	84	74	1,977	159	-	2,136
Barfly Ventures, LLC	Preferred Member Units	(5)	-	40	-	643	40	-	683
Batjer TopCo, LLC	11.00% Secured Debt	(8)	-	-	10	-	1,201	-	1,201
	Member Units	(8)	-	-	-	-	453	-	453
Brewer Crane Holdings, LLC	11.00% (L+10.00%, Floor 1.00%) Secured Debt	(9)	-	-	57	2,005	2	31	1,976
	Preferred Member Units	(9)	-	10	66	1,930	10	-	1,940
Centre Technologies Holdings, LLC	12.00% (L+10.00%, Floor 2.00%) Secured Debt	(8)	-	-	73	2,216	3	38	2,181
	Preferred Member Units	(8)	-	-	8	1,460	-	-	1,460
Chamberlin Holding LLC	9.00% (L+8.00%, Floor 1.00%) Secured Debt	(8)	-	(11)	110	4,454	11	45	4,420
	Member Units	(8)	-	(27)	78	6,415	-	27	6,388
Charps, LLC	10.00% Unsecured Debt	(5)	-	-	-	-	-	-	-
	Preferred Member Units	(5)	-	20	52	3,500	20	-	3,520
Clad-Rex Steel, LLC	10.50% (L+9.50%, Floor 1.00%) Secured Debt	(5)	-	-	69	2,620	-	-	2,620
	10.00% Secured Debt	(5)	-	-	7	268	-	2	266
	Member Units	(5)	-	20	87	2,693	20	1	2,712
Cody Pools, Inc.	12.25% (L+10.50%, Floor 1.75%) Secured Debt	(8)	-	4	234	7,181	649	640	7,190
	Preferred Member Units	(8)	-	-	172	11,910	-	-	11,910
Colonial Electric Company LLC	12.00% Secured Debt	(6)	-	-	192	6,007	10	79	5,938
	Preferred Member Units	(6)	-	-	93	2,280	-	-	2,280
Datacom, LLC	7.50% Secured Debt	(8)	-	-	25	852	6	7	851
	Preferred Member Units	(8)	-	10	3	290	10	-	300
Digital Products Holdings LLC	11.00% (L+10.00%, Floor 1.00%) Secured Debt	(5)	-	-	120	4,186	6	83	4,109

	Preferred Member Units	(5)	-	-	13	2,459	-	-	2,459
Direct Marketing Solutions, Inc.	12.00% (L+11.00%, Floor 1.00%) Secured Debt	(9)	-	1	150	4,698	14	75	4,637
	Preferred Stock	(9)	-	1,020	86	4,590	1,020	-	5,610
Flame King Holdings, LLC	12.00% (L+11.00%, Floor 1.00%) Secured Debt	(9)	-	-	167	5,145	8	-	5,153
	7.50% (L+6.50%, Floor 1.00%) Secured Debt	(9)	-	-	35	1,581	301	-	1,882
	Preferred Equity	(9)	-	-	70	2,600	-	-	2,600
Freeport Financial Funds	LP Interests (Freeport First Lien Loan Fund III LP)	(5)	-	-	88	7,231	-	-	7,231
Gamber-Johnson Holdings, LLC	10.50% (L+8.50%, Floor 2.00%) Secured Debt	(5)	-	(1)	130	5,400	1	1	5,400
	Member Units	(5)	-	(1,151)	45	12,430	-	1,151	11,279
GFG Group, LLC.	12.00% Secured Debt	(5)	-	(5)	99	3,136	5	5	3,136
	Preferred Member Units	(5)	-	-	63	1,750	-	-	1,750
Gulf Publishing Holdings, LLC	10.50% (5.25% Cash, 5.25% PIK) (L+9.50%, Floor 1.00%) Secured Debt	(8)	-	-	1	64	-	-	64
	12.50% (6.25% Cash, 6.25% PIK) Secured Debt	(8)	-	(430)	53	2,429	-	429	2,000
HPEP 3, L.P.	LP Interests (HPEP 3, L.P.)	(8)	446	(280)	-	4,712	-	280	4,432
Kickhaefer Manufacturing Company, LLC	11.50% Secured Debt	(5)	-	-	155	5,040	9	-	5,049
	9.00% Secured Debt	(5)	-	-	22	970	-	3	967
	Member Units	(5)		(20)	-	3,695	-	20	3,675
	Member Units	(5)	-	-	7	-	-	-	-
Market Force Information, LLC	12.00% (L+11.00%, Floor 1.00%) Secured Debt	(9)	-	-	3	2,234	3	-	2,237
MH Corbin Holding LLC	13.00% Secured Debt	(5)	-	(374)	68	1,484	2	394	1,092
	Preferred Member Units	(5)	-	-	-	-	-	-	-
Oneliance, LLC	Preferred Stock	(7)	-	-	-	264	-	-	264
	12.00% (L+11.00%, Floor 1.00%) Secured Debt	(7)	-	-	44	1,374	1	-	1,375
Orttech Holdings, LLC	12.00% (L+11.00%, Floor 1.00%) Secured Debt	(5)	-	-	189	5,978	6	-	5,984
	Preferred Stock	(5)	-	-	48	2,500	-	-	2,500
Mystic Logistics Holdings, LLC	10.00% Secured Debt	(6)	-	-	39	1,595	-	71	1,524
	Common Stock	(6)	-	555	142	2,210	554	-	2,764
NexRev LLC	11.00% Secured Debt	(8)	-	-	215	3,510	6	54	3,462
	Preferred Member Units	(8)	-	-	5	670	-	-	670
NuStep, LLC	7.50% (L+6.50%, Floor 1.00%) Secured Debt	(5)	-	1	11	430	300	-	730
	12.00% Secured Debt	(5)	-	-	126	4,310	-	-	4,310
	Preferred Member Units	(5)	-	-	-	3,380	-	1	3,379
Robbins Bros. Jewelry, Inc.	12.00% (L+11.00%, Floor 1.00%) Secured Debt	(9)	-	-	126	-	3,955	-	3,955
	Preferred Equity	(9)	-	-	16	-	1,230	-	1,230
SI East, LLC (Stavig)	10.25% Secured Debt	(7)	-	106	569	21,950	-	102	21,848
	Preferred Member Units	(7)	-	320	30	3,860	320	-	4,180
Sonic Systems International, LLC	8.50% (L+7.50%, Floor 1.00%) Secured Debt	(8)	-	-	312	13,738	14	-	13,752
	Common Stock	(8)	-	(70)	13	1,250	-	70	1,180
Tedder Industries, LLC	12.00% Secured Debt	(9)	-	-	142	4,013	157	-	4,170
	Preferred Member Units	(9)	-	-	-	2,145	-	-	2,145
Trantech Radiator Topco, LLC	12.00% Secured Debt	(7)	-	-	71	2,174	11	105	2,080
	Common Stock	(7)	-	-	7	2,160	-	-	2,160
VVS Holdco, LLC	11.50% Secured Debt	(5)	-	-	230	7,375	11	-	7,386
	7.00% (L+6.00%, Floor 1.00%) Secured Debt	(5)	-	-	5	292	-	99	193
	Preferred Equity	(5)	-	-	38	2,960	-	-	2,960
Other Amounts related to investments transferred to or from other 1940 Act classification during the period			-		-		-	-	-
Total Affiliate investments			$446	$77	$5,206	$234,158	$10,930	$4,088	$241,000

(1)	The principal amount, the ownership detail for equity investments and if the investment is income producing is included in the consolidated schedule of investments.
(2)	Represents the total amount of interest, fees and dividends credited to income for the portion of the period for which an investment was included in Control or Affiliate categories, respectively. For investments transferred between Control and Affiliate categories during the period, any income or investment balances related to the time period it was in the category other than the one shown at period end is included in “Amounts related to investments transferred to or from other 1940 Act classifications during the period.”
(3)	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, follow-on investments and accrued PIK interest, and the exchange of one or more existing securities for one or more new securities. Gross additions also include net increases in unrealized appreciation or net decreases in net unrealized depreciation as well as the movement of an existing portfolio company into this category and out of a different category.
(4)	Gross reductions include decreases in the cost basis of investments resulting from principal repayments or sales and the exchange of one or more existing securities for one or more new securities. Gross reductions also include net increases in net unrealized depreciation or net decreases in unrealized appreciation as well as the movement of an existing portfolio company out of this category and into a different category.
(5)	Portfolio company located in the Midwest region as determined by location of the corporate headquarters. The fair value as of March 31, 2022 for affiliate investments located in this region was $83,390. This represented 13.5% of net assets as of March 31, 2022.
(6)	Portfolio company located in the Northeast region as determined by location of the corporate headquarters. The fair value as of March 31, 2022 for affiliate investments located in this region was $21,902. This represented 3.6% of net assets as of March 31, 2022.
(7)	Portfolio company located in the Southeast region as determined by location of the corporate headquarters. The fair value as of March 31, 2022 for affiliate investments located in this region was $31,907. This represented 5.2% of net assets as of March 31, 2022.
(8)	Portfolio company located in the Southwest region as determined by location of the corporate headquarters. The fair value as of March 31, 2022 for control investments located in this region was $46,220. This represented 7.5% of net assets as of March 31, 2022. The fair value as of March 31, 2022 for affiliate investments located in this region was $66,266. This represented 10.7% of net assets as of March 31, 2022.
(9)	Portfolio company located in the West region as determined by location of the corporate headquarters. The fair value as of March 31, 2022 for control investments located in this region was $710. This represented 0.1% of net assets as of March 31, 2022. The fair value as of March 31, 2022 for affiliate investments located in this region was $37,535. This represented 6.1% of net assets as of March 31, 2022.
(10)	All of the Company’s portfolio investments are generally subject to restrictions on resale as “restricted securities,” unless otherwise noted.
(11)	This schedule should be read in conjunction with the consolidated schedule of investments and notes to the consolidated financial statements. Supplemental information can be located within the schedule of investments including end of period interest rate, preferred dividend rate, maturity date, investments not paid currently in cash and investments whose value was determined using significant unobservable inputs.

Schedule 12-14

MSC INCOME FUND, INC.

Consolidated Schedule of Investments in and Advances to Affiliates

March 31, 2021

(dollars in thousands)

(Unaudited)

					Amount of
					Interest,
					Fees or
			Amount of	Amount of	Dividends	December 31,			March 31,
			Realized	Unrealized	Credited to	2020	Gross	Gross	2021
Company	Investment(1)(10)(11)	Geography	Gain/(Loss)	Gain/(Loss)	Income(2)	Fair Value	Additions(3)	Reductions(4)	Fair Value
Control Investments
GRT Rubber Technologies LLC	(L+7.00%) Secured Debt	(8)	$-	$(1)	$152	$8,262	$3,465	$-	$8,262
	Member Units	(8)	-	-	448	22,120	-	3,465	22,120
Harris Preston Fund Investments	LP Interests (2717 MH, L.P.)	(8)	-	(65)	-	2,702	47	65	2,684
Copper Trail Energy Fund I, LP - CTMH	LP Interests (CTMH, LP)	(9)	-	-	-	727	-	37	710
Other Amounts related to investments transferred to or from other 1940 Act classification during the period			-	-	-	-	-	-	-
Total Control Investments			$-	$(66)	$600	$33,811	$3,512	$3,567	$33,776
Affiliate Investments
AFG Capital Group, LLC	Preferred Member Units	(8)	$-	$130	$-	$1,450	$130	$-	$1,580
	10.00% Secured Debt	(8)	-	-	3	123	-	22	101
ASK (Analytical Systems Keco Holdings, LLC)	Preferred Member Units	(8)	-	(120)	-	800	-	120	680
	(L+10.00%, Floor 2.00%) Secured Debt	(8)	-	-	79	1,180	39	-	1,219
	Warrants	(8)	-	-	-	-	-	-	-
	Member Units	(5)	-	-	-	528	-	-	528
Brewer Crane Holdings, LLC	Preferred Member Units	(9)	-	(90)	8	1,460	-	90	1,370
	(L+10.00%, Floor 1.00%) Secured Debt	(9)	-	-	63	2,119	2	31	2,090
Centre Technologies Holdings, LLC	(L+10.00%, Floor 2.00%) Secured Debt	(8)	-	-	92	2,868	3	38	2,833
	Preferred Member Units	(8)	-	-	-	1,540	-	-	1,540
Chamberlin Holding LLC	(L+8.00%, Floor 1.00%) Secured Debt	(8)	-	(6)	102	3,803	6	6	3,803
	Member Units	(8)	-	50	290	7,020	50	-	7,070
	Member Units	(8)	-	15	4	317	15	-	332
Charps, LLC	Preferred Member Units	(5)	-	200	261	2,630	200	-	2,830
	0.15 Secured Debt	(5)	-	-	9	167	-	167	-
Clad-Rex Steel, LLC	(L+9.50%, Floor 1.00%) Secured Debt	(5)	-	-	76	2,706	4	-	2,710
	Member Units	(5)	-	(1)	68	2,153	-	1	2,152
	Member Units	(5)	-	-	-	132	-	-	132
	10.00% Secured Debt	(5)	-	-	7	275	-	2	273
Cody Pools, Inc.	(L+10.50%, Floor 1.75%) Secured Debt	(8)	-	(4)	119	3,554	4	54	3,504
	Preferred Member Units	(8)	-	980	-	3,740	980	-	4,720
Colonial Electric Company LLC	12.00% Secured Debt	(6)	-	-	-	-	6,143	-	6,143
	Preferred Member Units	(6)	-	-	-	-	1,920	-	1,920
Copper Trail Energy Fund I, LP	LP Interests (Copper Trail Energy Fund I, LP)	(9)	-	61	98	1,782	61	-	1,843
Datacom, LLC	8.00% Secured Debt	(8)	-	-	-	-	-	-	-
	Preferred Member Units	(8)	-	-	-	-	290	-	290
	10.50% PIK Secured Debt	(8)	-	-	-	-	-	-	-
	Preferred Member Units	(8)	-	-	-	-	-	-	-
	Preferred Member Units	(8)	-	-	-	-	-	-	-
	5.00% Secured Debt	(8)	-	-	4	-	904	3	901
Digital Products Holdings LLC	(L+10.00%, Floor 1.00%) Secured Debt	(5)	-	-	133	4,493	6	83	4,416
	Preferred Member Units	(5)	-	-	13	2,459	-	-	2,459
Direct Marketing Solutions, Inc.	Preferred Stock	(9)	-	(380)	-	4,840	-	380	4,460

	(L+11.00%, Floor 1.00%) Secured Debt	(9)	-	-	122	3,717	10	4	3,723
Freeport Financial Funds	LP Interests (Freeport First Lien Loan Fund III LP)	(5)	-	-	274	10,321	1,398	-	8,923
Gamber-Johnson Holdings, LLC	(L+7.00%, Floor 2.00%) Secured Debt	(5)	-	(12)	127	4,960	798	598	5,160
	Member Units	(5)	-	(22)	119	13,120	712	22	13,810
GFG Group, LLC.	Preferred Member Units	(5)	-	-	-	-	1,225	-	1,225
	12.00% Secured Debt	(5)	-	-	-	-	3,818	-	3,818
Gulf Publishing Holdings, LLC	(5.25% Cash, 5.25% PIK) (L+9.50%, Floor 1.00%) Secured Debt	(8)	-	-	2	63	1	-	64
	(6.25% Cash, 6.25% PIK) Secured Debt	(8)	-	5	125	2,988	60	-	3,048
Hawk Ridge Systems, LLC	10.00% Secured Debt	(9)	-	-	7	-	-	-	-
	10.00% Secured Debt	(9)	-	(4)	98	3,350	4	4	3,350
	Preferred Member Units	(9)	-	321	77	2,008	322	-	2,330
	Preferred Member Units	(9)	-	15	-	105	15	-	120
HPEP 3, L.P.	LP Interests (HPEP 3, L.P.)	(8)	-	-	-	3,258	374	-	3,632
J&J Services, Inc.	11.50% Secured Debt	(7)	-	(2)	102	3,200	2	2	3,200
	Preferred Stock	(7)	-	-	-	3,170	-	-	3,170
Kickhaefer Manufacturing Company, LLC	Member Units	(5)	-	-	4	3,060	-	-	3,060
	11.50% Secured Debt	(5)	-	-	178	5,500	5,375	5,367	5,508
	9.00% Secured Debt	(5)	-	-	21	978	-	2	976
	Member Units	(5)	-	-	-	290	-	-	290
	PIK Secured Debt	(9)	-	(74)	-	3,391	-	74	3,317
MH Corbin Holding LLC	(10.00% Cash, 3.00% PIK) Secured Debt	(5)	-	-	74	2,070	2	20	2,052
	Preferred Member Units	(5)	-	(290)	-	590	-	290	300
Mystic Logistics Holdings, LLC	12.00% Secured Debt	(6)	-	-	52	1,682	248	248	1,682
	Common Stock	(6)	-	(428)	51	2,248	-	428	1,820
NexRev LLC	Preferred Member Units	(8)	-	450	5	370	450	-	820
	11.00% Secured Debt	(8)	-	46	125	4,177	248	252	4,173
NuStep, LLC	Preferred Member Units	(5)	-	150	-	2,700	150	-	2,850
	12.00% Secured Debt	(5)	-	-	153	4,288	5	-	4,293
SI East, LLC (Stavig)	9.50% Secured Debt	(7)	-	(19)	288	10,987	20	1,269	9,738
Tedder Industries, LLC	12.00% Secured Debt	(9)	-	-	138	4,025	13	400	3,638
	Preferred Member Units	(9)	-	-	-	2,034	-	-	2,034
	12.00% Secured Debt	(9)	-	-	1	-	-	-	-
Trantech Radiator Topco, LLC	Common Stock	(7)	-	(90)	7	1,510	-	90	1,420
	12.00% Secured Debt	(7)	-	(8)	71	2,131	3	8	2,126
	Preferred Member Units	(7)	-	130	-	3,260	130	-	3,390
Other Amounts related to investments transferred to or from other 1940 Act classification during the period			-	-	-	-	-	-	-
Total Affiliate investments			$-	$1,003	$3,650	$157,690	$26,140	$10,075	$170,959

(1)	The principal amount, the ownership detail for equity investments and if the investment is income producing is included in the consolidated schedule of investments.
(2)	Represents the total amount of interest, fees and dividends credited to income for the portion of the period for which an investment was included in Control or Affiliate categories, respectively. For investments transferred between Control and Affiliate categories during the period, any income or investment balances related to the time period it was in the category other than the one shown at period end is included in “Amounts related to investments transferred to or from other 1940 Act classifications during the period.”
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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements regarding the plans and objectives of management for future operations and which relate to future events or our future performance or financial condition. Any such forward-looking statements may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and we cannot assure you that the projections included in these forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors, including, without limitation the factors referenced in Item 1A entitled “Risk Factors” below in Part II of this Quarterly Report on Form 10-Q, if any, and discussed in Item 1A entitled “Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (“SEC”) on March 14, 2022 and elsewhere in this Quarterly Report on Form 10-Q and our other SEC filings. Other factors that could cause actual results to differ materially include changes in the economy and future changes in laws or regulations and conditions in our operating areas.

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

This discussion should be read in conjunction with our consolidated financial statements as of December 31, 2021, and for the year then ended, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, both contained in our Annual Report on Form 10-K for the year ended December 31, 2021, as well as the consolidated financial statements (unaudited) and notes to the consolidated financial statements (unaudited) contained in this report.

ORGANIZATION

MSC Income Fund, Inc. (“MSC Income Fund”) is a principal investment firm. MSC Income Fund has certain direct and indirect wholly owned subsidiaries that have elected to be taxable entities (the “Taxable Subsidiaries”). The primary purpose of the Taxable Subsidiaries is to permit MSC Income Fund to hold equity investments in portfolio companies which are “pass-through” entities for tax purposes. MSC Income Fund also has certain direct and indirect wholly owned subsidiaries formed for financing purposes (“Structured Subsidiaries”).

On October 28, 2020, MSC Income Fund’s stockholders approved the appointment of MSC Adviser I, LLC (the “Adviser”), which is wholly owned by Main Street Capital Corporation (“Main Street”), a New York Stock Exchange listed BDC, as MSC Income Fund’s investment adviser and administrator under an Investment Advisory and Administrative Services Agreement dated October 30, 2020 (the “Investment Advisory Agreement”). In such role, the Adviser has the responsibility to manage the business of MSC Income Fund, including the responsibility to identify, evaluate, negotiate and structure prospective investments, make investment and portfolio management decisions, monitor MSC Income Fund’s investment portfolio and provide ongoing administrative services.

COVID-19 UPDATE

The COVID-19 pandemic and its effect on the U.S. and global economies, including the current related impacts to supply chain delays, labor and material availability and price increases, has had, and threatens to continue to have, adverse consequences for our business and operating results, and the businesses and operating results of our portfolio companies. During the quarter ended March 31, 2022, our Adviser continued to work collectively with its employees and our portfolio companies to navigate these significant challenges. Neither our Adviser nor our Board of Directors

(the “Board”) is able to predict the full impact of the COVID-19 pandemic, including its duration and the magnitude of its economic and societal impact. As such, while our Adviser will continue to monitor the evolving situation, it is unable to predict with any certainty the extent to which these events, or any future impacts related to the pandemic, will negatively affect our portfolio companies’ operating results and financial condition or the impact that such disruptions may have on our results of operations and financial condition in the future.

OVERVIEW OF OUR BUSINESS

Our principal investment objective is to maximize our portfolio’s total return by generating current income from our debt investments and current income and capital appreciation from our equity and equity-related investments, including warrants, convertible securities and other rights to acquire equity securities in a portfolio company. We seek to achieve our investment objective through our Private Loan (as defined below), lower middle market (“LMM”) and middle market (“Middle Market”) investment strategies. Our Middle Market investment strategy involves investments in companies with annual revenues typically between $150 million and $1.5 billion. Our LMM investment strategy involves investments in companies that are generally smaller in size than our Middle Market companies, with annual revenues typically between $10 million and $150 million. Private Loan, LMM and Middle Market portfolio investments generally range in size from $1 million to $20 million.

Private Loan investments generally consist of loans that have been originated directly by Main Street or through strategic relationships with other investment funds on a collaborative basis and are often referred to in the debt markets as “club deals.” Our Private Loan portfolio debt investments are generally secured by a first priority lien on the assets of the portfolio company and typically have a term of between three and seven years from the original investment date.

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

The level of new portfolio investment activity will fluctuate from period to period based upon our view of the current economic fundamentals, our ability to identify new investment opportunities that meet our investment criteria, our ability to consummate the identified opportunities and available liquidity. The level of new investment activity, and associated interest and fee income, will directly impact future investment income. In addition, the level of dividends paid by portfolio companies and the portion of our portfolio debt investments on non-accrual status will directly impact future investment income. Our operating results may be more limited during depressed economic periods. However, we intend to appropriately manage our cost structure and liquidity position based on applicable economic conditions and our investment outlook. The level of realized gains or losses and unrealized appreciation or depreciation on our investments will also fluctuate depending upon portfolio activity, economic conditions and the performance of our individual portfolio companies. The changes in realized gains and losses and unrealized appreciation or depreciation could have a material impact on our operating results.

We have received an exemptive order from the SEC permitting co-investments among us, Main Street and other funds and clients advised by our Adviser in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act. We have made co-investments, and in the future intend to continue to make co-investments with Main Street and other funds and clients advised by our Adviser, in accordance with the conditions of the order. The order requires, among other things, that we and our Adviser consider whether each such investment opportunity is appropriate for us and the other funds and clients advised by our Adviser, as applicable, and if it is appropriate, to propose an allocation of the investment opportunity between such parties. Because our Adviser is wholly owned by Main Street and is not managing our investment activities as its sole activity, this may provide our Adviser an incentive to allocate opportunities to other participating funds and clients instead of us. However, our Adviser has policies and procedures in place to manage this conflict, including oversight by the independent members of our Board. Additional information regarding the operation of the co-investment program is set forth in the order granting exemptive relief, which may be reviewed on the SEC’s website at www.sec.gov. In addition to the co-investment program described above, we also co-invest in syndicated deals and other transactions where price is the only negotiated point by us and our affiliates.

INVESTMENT PORTFOLIO SUMMARY

The following tables provide a summary of our investments in the Private Loan, LMM and Middle Market portfolios as of March 31, 2022 and December 31, 2021 (this information excludes the Other Portfolio investments which are discussed further below):

	As of March 31, 2022
	Private Loan	LMM (a)	Middle Market

	(dollars in millions)
Number of portfolio companies	62	45	23
Fair value	$587.6	$322.8	$144.2
Cost	$586.0	$287.6	$168.6
Debt investments as a % of portfolio (at cost)	94.1%	72.3%	93.1%
Equity investments as a % of portfolio (at cost)	5.9%	27.7%	6.9%
% of debt investments at cost secured by first priority lien	99.9%	99.9%	98.7%
Weighted-average annual effective yield (b)	8.3%	11.2%	8.1%
Average EBITDA(c)	$41.3	$6.2	$76.0

(a)	At March 31, 2022, we had equity ownership in all of our LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was approximately 9%.
(b)	The weighted-average annual effective yields were computed using the effective interest rates for all debt investments at cost as of March 31, 2022, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status. The weighted-average annual effective yield on our debt portfolio as of March 31, 2022 including debt investments on non-accrual status was 8.2% for our Private Loan portfolio, 10.8% for our LMM portfolio and 7.5% for our Middle Market portfolio. The weighted-average annual effective yield is not reflective of what an investor in shares of our common stock will realize on its investment because it does not reflect our utilization of debt capital in our capital structure, our expenses or any sales load paid by an investor.
(c)	The average EBITDA is calculated using a weighted-average for the Private Loan and Middle Market portfolios and a simple average for the LMM portfolio. These calculations exclude certain portfolio companies, including two Private Loan portfolio companies, as EBITDA is not a meaningful valuation metric for our investments in these portfolio companies, and those portfolio companies whose primary purpose is to own real estate.

	As of December 31, 2021
	Private Loan	LMM (a)	Middle Market

	(dollars in millions)
Number of portfolio companies	57	43	25
Fair value	$575.9	$315.4	$159.0
Cost	$576.3	$281.0	$184.2
Debt investments as a % of portfolio (at cost)	94.0%	72.2%	93.7%
Equity investments as a % of portfolio (at cost)	6.0%	27.8%	6.3%
% of debt investments at cost secured by first priority lien	98.5%	99.8%	98.8%
Weighted-average annual effective yield (b)	8.4%	10.8%	7.6%
Average EBITDA (c)	$38.0	$7.3	$85.9

(a)	At December 31, 2021, we had equity ownership in all of our LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was approximately 9%.
(b)	The weighted-average annual effective yields were computed using the effective interest rates for all debt investments at cost as of December 31, 2021, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status. The weighted-average annual effective yield on our debt portfolio as of December 31, 2021 including debt investments on non-accrual status was 8.3% for our Private Loan portfolio, 10.5% for our LMM portfolio and 7.1% for our Middle Market portfolio. The weighted-average annual effective yield is not reflective of what an investor in shares of our common stock will realize on its investment because it does not reflect our utilization of debt capital in our capital structure, our expenses or any sales load paid by an investor.
(c)	The average EBITDA is calculated using a weighted-average for the Private Loan and Middle Market portfolios and a simple average for the LMM portfolio. These calculations exclude certain portfolio companies, including three Private Loan portfolio companies, three LMM portfolio companies and one Middle Market portfolio company, as EBITDA is not a meaningful valuation metric for our investments in these portfolio companies, and those portfolio companies whose primary purpose is to own real estate.

For the three months ended March 31, 2022 and 2021, we achieved an annualized total return on investments of 15.0% and 15.7%, respectively. For the year ended December 31, 2021, we achieved an annualized total return on investments of 17.9%. Total return on investments is calculated using the interest, dividend and fee income, as well as the realized and unrealized change in fair value of the Investment Portfolio for the specified period. Our total return on investments is not reflective of what an investor in shares of our common stock will realize on its investment because it does not reflect our utilization of debt capital in our capital structure, our expenses or any sales load paid by an investor.

As of March 31, 2022, we had Other Portfolio investments in four companies, collectively totaling approximately $27.0 million in fair value and approximately $25.7 million in cost basis and which comprised approximately 2.5% and 2.4% of our Investment Portfolio at fair value and cost, respectively. As of December 31, 2021, we had Other Portfolio investments in four companies, collectively totaling approximately $26.8 million in fair value and approximately $25.6 million in cost basis and which comprised approximately 2.5% and 2.4% of our Investment Portfolio at fair value and cost, respectively.

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

Management has discussed the development and selection of each critical accounting policy and estimate with the Audit Committee of the Board of Directors. Our critical accounting policies and estimates include the Investment Portfolio Valuation and Revenue Recognition policies described below. Our significant accounting policies are described in greater detail in “Note B—Summary of Significant Accounting Policies” to the consolidated financial statements included in “Item 1. Consolidated Financial Statements” of this Quarterly Report on Form 10-Q.

Investment Portfolio Valuation

The most significant determination inherent in the preparation of our consolidated financial statements is the valuation of our Investment Portfolio and the related amounts of unrealized appreciation and depreciation. We consider this determination to be a critical accounting estimate, given the significant judgments and subjective measurements required. As of March 31, 2022 and December 31, 2021, our Investment Portfolio valued at fair value represented approximately 95% and 94% of our total assets, respectively. We are required to report our investments at fair value. We follow the provisions of FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. ASC 820 requires us to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal market that are independent, knowledgeable and willing and able to transact. See “Note B.1.—Valuation of the Investment Portfolio” in the notes to the consolidated financial statements for a detailed discussion of our investment portfolio valuation process and procedures.

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

In December 2020, the SEC adopted Rule 2a-5 under the 1940 Act, which permits a BDC’s board of directors to designate its executive officers or investment adviser as a valuation designee to determine the fair value for its investment portfolio, subject to the active oversight of the board. Our Board has approved policies and procedures pursuant to Rule 2a-5 (the “Valuation Procedures”) and has designated our Adviser, led by a group of Main Street’s and our Adviser’s executive officers, to serve as the Board’s valuation designee. We adopted the Valuation Procedures effective April 1, 2021. We believe our Investment Portfolio as of March 31, 2022 and December 31, 2021 approximates fair value as of those dates based on the markets in which we operate and other conditions in existence on those reporting dates.

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

Payment-in-Kind (“PIK”) Interest and Cumulative Dividends

We hold certain debt and preferred equity instruments in our Investment Portfolio that contain PIK interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed or sold. To maintain RIC tax treatment (as discussed in “Note B.7.—Income Taxes” in the notes to the consolidated financial statements), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though we may not have collected the PIK interest and cumulative dividends in cash. We stop accruing PIK interest and cumulative dividends and write off any accrued and uncollected interest and dividends in arrears when we determine that such PIK interest and dividends in arrears are no longer collectible. For the three months ended March 31, 2022 and 2021, (i) approximately 1.8% and 3.8%, respectively, of our total investment income was attributable to PIK interest income not paid currently in cash and (ii) approximately 1.8% and 0.7%, respectively, of our total investment income was attributable to cumulative dividend income not paid currently in cash.

INVESTMENT PORTFOLIO COMPOSITION

The following tables summarize the composition of our total combined Private Loan portfolio investments, LMM portfolio investments and Middle Market portfolio investments at cost and fair value by type of investment as a percentage of the total combined Private Loan portfolio investments, LMM portfolio investments and Middle Market portfolio investments as of March 31, 2022 and December 31, 2021 (this information excludes the Other Portfolio investments).

Cost:	March 31, 2022	December 31, 2021
First lien debt	87.6%	87.2%
Equity	12.0%	11.7%
Second lien debt	—%	0.7%
Equity warrants	0.1%	0.1%
Other	0.3%	0.3%
	100.0%	100.0%

Fair Value:	March 31, 2022	December 31, 2021
First lien debt	82.6%	82.8%
Equity	17.0%	16.1%
Second lien debt	—%	0.7%
Equity warrants	0.1%	0.1%
Other	0.3%	0.3%
	100.0%	100.0%

Our Private Loan portfolio investments, LMM portfolio investments and Middle Market portfolio investments carry a number of risks including: (1) investing in companies which may have limited operating histories and financial resources; (2) holding investments that generally are not publicly traded and which may be subject to legal and other restrictions on resale; and (3) other risks common to investing in below investment-grade debt and equity investments in our Investment Portfolio. Please see “Item 1A. Risk Factors—Risks Related to our Investments” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 for a more complete discussion of the risks involved with investing in our Investment Portfolio.

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

As of March 31, 2022, our total Investment Portfolio had four investments on non-accrual status, which comprised approximately 0.6% of its fair value and 2.8% of its cost. As of December 31, 2021, our total Investment Portfolio had four investments on non-accrual status, which comprised approximately 0.7% of its fair value and 2.8% of its cost.

The operating results of our portfolio companies are impacted by changes in the broader fundamentals of the United States economy. In periods during which the United States economy contracts, it is likely that the financial results of small to mid-sized companies, like those in which we invest, could experience deterioration or limited growth from current levels, which could ultimately lead to difficulty in meeting their debt service requirements, to an increase in defaults on our debt investments or in realized losses on our investments and to difficulty in maintaining historical dividend payment rates and unrealized appreciation on our equity investments. Consequently, we can provide no assurance that the performance of certain portfolio companies will not be negatively impacted by future economic cycles or other conditions, which could also have a negative impact on our future results.

DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2022 and 2021

	Three Months Ended
	March 31,		Net Change
	2022	2021	Amount	%

	(dollars in thousands)

Total investment income	$23,401	$20,272	$3,129	15%
Total expenses (net of expense waivers)	10,708	8,330	2,378	29%
Net investment income	12,693	11,942	751	6%
Net realized gain (loss) from investments	253	(1,991)	2,244	NM
Net realized loss on extinguishment of debt	—	(2,091)	—	NM
Net unrealized appreciation (depreciation) from investments	3,731	5,193	(1,462)	NM
Income tax benefit (provision)	(464)	(396)	(68)	17%
Net increase (decrease) in net assets resulting from operations	$16,213	$12,657	$3,556	28%

NM	Net Change % not meaningful

Investment Income

Total investment income for the three months ended March 31, 2022 was $23.4 million, a 15% increase from the $20.3 million of total investment income for the corresponding period of 2021. The following table provides a summary of the changes in the comparable period activity.

	Three Months Ended
	March 31,		Net Change
	2022	2021	Amount	%

	(dollars in thousands)
Interest income	$20,069	$16,080	$3,989	25%	(a)
Dividend income	2,793	3,952	(1,159)	(29)%	(b)
Fee income	539	240	299	125%
Total investment income	$23,401	$20,272	$3,129	15%

(a)	The increase in interest income was primarily related to higher average levels of Investment Portfolio debt investments and repayment, repricing and other activities related to certain Investment Portfolio debt investments.
(b)	The decrease in dividend income from equity investments is primarily the result of a decrease in dividend distributions from Other Portfolio investments.

Expenses

Total expenses, net of fee and expense waivers, for the three months ended March 31, 2022 were $10.7 million, a 29% increase from $8.3 million in the corresponding period of 2021. The following table provides a summary of the changes in the comparable period activity.

	Three Months Ended
	March 31,		Net Change
	2022	2021	Amount	%

	(dollars in thousands)
Interest expense	$4,529	$3,164	$1,365	43%	(a)
Base management fees	4,990	3,903	1,087	28%	(b)
Internal administrative services fees	1,181	1,055	126	12%
Offering costs	62	—	62	100%
Professional fees	347	558	(211)	(38)%
Insurance	130	114	16	14%
Board of director fees	90	108	(18)	(17)%
General and administrative	409	483	(74)	(15)%
Total expenses before fee and expense waivers	11,738	9,385	2,353	25%
Waiver of internal administrative services expenses	(1,030)	(1,055)	25	(2)%
Total expenses	$10,708	$8,330	$2,378	29%
(a)	The increase in interest expense is primarily related to higher weighted average debt balances to support the larger Investment Portfolio resulting from the investment activity since the prior year.
(b)	The increase in base management fees is primarily due to an increase in average gross assets subject to the base management fee.

Net Investment Income

Net investment income for the three months ended March 31, 2022 increased 6% to $12.7 million, or $0.16 per share, compared to net investment income of $11.9 million, or $0.15 per share, for the corresponding period of 2021. The increase in net investment income was principally attributable to the increase in total investment income, partially offset by the increase in total expenses, both as discussed above.

Net Realized Gain (Loss) from Investments

The following table provides a summary of the primary components of the total net realized gain (loss) on investments of $0.3 million for the three months ended March 31, 2022:

	Three Months Ended March 31, 2022
	Full Exits		Partial Exits		Restructures		Other (a)	Total (a)
	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	Net Gain/(Loss)

	(dollars in thousands)
Private Loan Portfolio	$—	—	$—	—	$—	—	$(16)	$(16)
LMM Portfolio	—	—	—	—	—	—	—	—
Middle Market Portfolio	—	—	—	—	—	—	(40)	(40)
Other Portfolio	—	—	446	1	—	—	(137)	309
Total Net Realized Gain/(Loss)	$—	—	$446	1	$—	—	$(193)	$253

(a)	Other activity includes realized gains and losses from transactions involving five portfolio companies which are not considered to be significant individually or in the aggregate.

Net Unrealized Appreciation (Depreciation)

The following table provides a summary of the total net unrealized appreciation of $3.7 million for the three months ended March 31, 2022:

	Three Months Ended March 31, 2022
	Private		Middle
	Loan	LMM(a)	Market	Other	Total

	(dollars in millions)
Accounting reversals of net unrealized (appreciation) depreciation recognized in prior periods due to net realized (gains/income) losses recognized during the current period	$(0.2)	$—	$(0.2)	$(0.4)	$(0.8)
Net unrealized appreciation (depreciation) relating to portfolio investments	2.3	0.9	0.9	0.4	4.5
Total net unrealized appreciation (depreciation) relating to portfolio investments	$2.1	$0.9	$0.7	$—	$3.7

(a)	Includes unrealized appreciation on 15 LMM portfolio investments and unrealized depreciation on 12 LMM portfolio investments.

Income Tax Benefit (Provision)

The income tax provision for the three months ended March 31, 2022 of $0.5 million principally consisted of a current tax provision of $0.3 million, related to a $0.2 million provision for excise tax on our estimated undistributed taxable income and $0.1 million provision for current U.S. federal and state income taxes, as well as a deferred tax provision of $0.1 million, which is primarily the result of the net activity relating to our portfolio investments held in our Taxable Subsidiaries, including changes in loss carryforwards, changes in net unrealized appreciation/depreciation and other book-tax differences. The income tax provision for the three months ended March 31, 2021 of $0.4 million consisted of a current tax provision of $0.4 million, related to a $0.3 million provision for excise tax on our estimated undistributed taxable income and $0.1 million provision for current U.S. federal and state income taxes.

Net Increase (Decrease) in Net Assets Resulting from Operations

The net increase in net assets resulting from operations for the three months ended March 31, 2022 was $16.2 million, or $0.20 per share, compared with a net increase in net assets of $12.7 million, or $0.16 per share, during the three months ended March 31, 2021. The tables above provide a summary of the net increase in net assets resulting from operations for the three months ended March 31, 2022.

Liquidity and Capital Resources

This “Liquidity and Capital Resources” section should be read in conjunction with the “COVID-19 Update” section above.

Cash Flows

For the three months ended March 31, 2022, we experienced a net increase in cash and cash equivalents of $13.4 million, which is the net result of $32.6 million of cash provided by our operating activities partially offset by $19.2 million of cash used in our financing activities.

The $32.6 million of cash provided by our operating activities resulted primarily from (i) cash proceeds totaling $51.8 million from principal repayments received and proceeds from sales of investments in portfolio companies, (ii) cash flows of $20.4 million related to the change in other assets and liabilities and (iii) the operating profits earned totaling $10.2 million, which is our net investment income, excluding the non-cash effects of the accretion of unearned income, payment-in-kind interest income, cumulative dividends and the amortization expense for deferred financing costs, partially offset by the funding of new and follow-on portfolio company investments of $49.9 million.

The $19.2 million of cash used in our financing activities principally consisted of (i) $80.0 million net cash repayments related to our TIAA Credit Facility and JPM SPV Facility (together, the “Credit Facilities”), (ii) $7.8 million in cash dividends paid to stockholders, (iii) $3.8 million for the repurchase of common stock and (iv) $0.1 million for deferred financing costs, partially offset by $72.5 million of cash proceeds from our Series A Notes (defined below) issued in January 2022.

Share Repurchase Program

On March 31, 2020, our Board unanimously approved a temporary suspension of the share repurchase program commencing with the second quarter of 2020. The Board determined that it was the best interest of the Company to suspend the share repurchase program in order to preserve the financial flexibility and liquidity given the prolonged impact of COVID-19.

On March 2, 2021, our Board unanimously approved the reinstatement of our share repurchase program commencing in April 2021 with repurchases effectuated via tender offers and generally equal to 90% of the amount of the dividend reinvestment plan proceeds resulting from dividend payments. See “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” of Part II of this Quarterly Report on Form 10-Q for more information regarding repurchases of our common stock during the three months ended March 31, 2022.

Capital Resources

As of March 31, 2022, we had $39.2 million in cash and cash equivalents and $143.3 million of unused capacity under the Credit Facilities, which we maintain to support our investment and operating activities. As of March 31, 2022, our net asset value totaled $1,136.8 million, or $7.72 per share.

As of March 31, 2022, we had $82.0 million outstanding and $83.0 million of undrawn commitments under our TIAA Credit Facility, and $264.7 million outstanding and $60.3 million of undrawn commitments under our JPM SPV Facility, both of which we estimated approximated fair value. Availability under the TIAA Credit Facility is subject to certain borrowing base limitations and the asset coverage restrictions. Availability under the JPM SPV Facility is subject to certain borrowing base limitations. For further information on our Credit Facilities, including key terms and financial covenants, refer to “Note E—Debt” in the notes to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

On October 22, 2021, we and certain qualified institutional investors entered into a Master Note Purchase Agreement (the “Note Purchase Agreement”), which governs the issuance of $150.0 million in aggregate principal amount of the Company’s 4.04% Series A Senior Notes due 2026 (the “Series A Notes”). The Series A Notes bear a fixed interest rate of 4.04% per year and will mature on October 30, 2026, unless redeemed, purchased or prepaid prior to such date by us in accordance with their terms. We issued $77.5 million of Series A Notes upon entering into the Note

Purchase Agreement, and issued an additional $72.5 million in January 2022. Net proceeds from the Series A Note issuance were used to repay outstanding debt borrowed under the Company’s Credit Facilities, including the Main Street Term Loan, which was fully repaid and extinguished in October 2021, and the TIAA Credit Facility, on which amounts may be re-borrowed to make investments in accordance with our investment objective and strategies and for general corporate purposes. For more information on our Series A Notes and the Main Street Term Loan, including key terms and financial covenants, refer to “Note E—Debt” in the notes to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

We closed our continuous follow-on public offering of shares to new investors effective September 2017.  As such, our ability to raise additional equity is limited. As a BDC, we generally are required to maintain a coverage ratio of total assets to total senior securities, which include borrowings and any preferred stock we may issue in the future, of at least 200%.  The combination of these factors limits our access to capital to fund future investment activities or operating requirements, including our ability to grow the investment portfolio. We anticipate that we will continue to fund our investment activities and operating requirements through existing cash and cash equivalents, cash flows generated through our ongoing operating activities, including cash proceeds from the repayments and from the sales of investments in our portfolio companies, and utilization of available borrowings under our Credit Facilities. Our primary uses of funds will be investments in portfolio companies, operating expenses, cash distributions to holders of our common stock and share repurchases under our share repurchase program.

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

Recently Issued or Adopted Accounting Standards

From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that are adopted by us as of the specified effective date. We believe that the impact of recently issued standards and any that are not yet effective will not have a material impact on our consolidated financial statements upon adoption. For a description of recently issued or adopted accounting standards, see “Note B.11.—Recently Issued or Adopted Accounting Standards” to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

Inflation

Inflation has not historically had a significant effect on our results of operations in any of the reporting periods presented herein. However, our portfolio companies have experienced, specifically including over the last few quarters as a result of the COVID-19 pandemic, recent geopolitical events and the related supply chain and labor issues, and may continue to experience, the increasing impacts of inflation on their operating results, including periodic escalations in their costs for labor, raw materials and third-party services and required energy consumption. These issues and challenges related to inflation are receiving significant attention from our investment teams and the management teams of our portfolio companies as we work to manage these growing challenges. Prolonged or more severe impacts of inflation to our portfolio companies could continue to impact their operating profits and, thereby, increase their borrowing costs, and as a result negatively impact their ability to service their debt obligations and/or reduce their available cash for distributions. In addition, these factors could have a negative impact on the fair value of our investments in these portfolio companies. The combined impacts of these impacts in turn could negatively affect our results of operations.

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments include commitments to extend credit and fund equity capital and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. At March 31, 2022, we had a total of $71.9 million in outstanding commitments comprised of (i) 57 investments with commitments to fund revolving loans that had not been fully drawn or term loans with additional commitments not yet funded and (ii) three investments with equity capital commitments that had not been fully called.

Contractual Obligations

As of March 31, 2022, we had $346.7 million in total borrowings outstanding under our Credit Facilities and Series A Notes. The TIAA Credit Facility will mature on March 1, 2026. The JPM SPV Facility will mature on February 3, 2025. The Series A Notes will mature on October 30, 2026. See further discussion of the terms of our Credit Facilities, Series A Notes and other debt in “Note E—Debt” in the notes to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings at March 31, 2022 is as follows:

	2022	2023	2024	2025	2026	Thereafter	Total

	(dollars in thousands)
JPM SPV Facility(2)	$—	$—	$—	$264,688	$—	$—	$264,688
Series A Notes(3)	—	—	—	—	150,000	—	150,000
Interest due on Series A Senior Notes	5,487	6,060	6,060	6,060	6,060	—	29,727
TIAA Credit Facility(1)	—	—	—	—	82,000	—	82,000
Total	$5,487	$6,060	$6,060	$270,748	$238,060	$—	$526,415

(1)At March 31, 2022, $83.0 million remained available to borrow under the TIAA Credit Facility; however, our borrowing ability is limited to the asset coverage restrictions imposed by the TIAA Credit Facility and the 1940 Act, as discussed above.

(2)At March 31, 2022, $60.3 million remained available to borrow under the JPM SPV Facility; however, our borrowing ability is limited to the asset coverage restrictions imposed by the JPM SPV Facility and the 1940 Act, as discussed above.

(3)In January 2022, an additional $72.5 million was issued under the Series A Notes.

Related Party Transactions

We have entered into agreements with our Adviser and/or certain of its affiliates and other parties whereby we pay certain fees and reimbursements to these entities. These included payments for selling commissions and fees and for reimbursement of offering costs. In addition, we make payments for certain services that include the identification, execution and management of our investments and also the management of our day-to-day operations provided to us by our Adviser, pursuant to various agreements that we have entered into. See “Note K—Related Party Transactions” in the notes to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding related party transactions.

Recent Developments

On May 2, 2022, we repurchased 534,339 shares of our common stock validly tendered and not withdrawn on the terms set forth in our tender offer statement on Schedule TO and Offer to Purchase filed with the SEC on September 13, 2021. The shares were repurchased at a price of $7.77 per share, which was our net asset value per share as of May 2, 2022, for an aggregate purchase price of $4.2 million (an amount equal to approximately 90% of the proceeds we received from the issuance of shares under our dividend reinvestment plan from our May 2, 2022 dividend payment).

On May 2, 2022, we sold 94,697 shares of our common stock to Main Street at $7.92 per share, the price at which we issued new shares in connection with reinvestments of the May 2, 2022 dividend pursuant to our dividend reinvestment plan, for total proceeds to the Company of $750,000. The issuance and sale were made pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

On May 12, 2022, our Board declared a quarterly cash dividend of $0.16 per share payable August 1, 2022 to stockholders of record as of June 30, 2022.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates, and changes in interest rates may affect both our interest expense on the debt outstanding under our Credit Facilities and our interest income from portfolio investments. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. Our investment income will be affected by changes in various interest rates, including LIBOR, SOFR and prime rates, to the extent that any debt investments include floating interest rates. See “Risk Factors — Risks Related to our Investments — Changes relating to the LIBOR calculation process, the phase-out of LIBOR and the use of replacement rates for LIBOR may adversely affect the value of our portfolio securities.”, “Risk Factors — Risks Related to our Investments — We are subject to risks associated with the current interest rate environment and changes in interest rates will affect our cost of capital, net investment income and the value of our investments.” and “Risk Factors — Risks Related to Leverage — Because we borrow money, the potential for gain or loss on amounts invested in us is magnified and may increase the risk of investing in us.” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 for more information regarding risks associated with our debt investments and borrowings that utilize LIBOR as a reference rate.

The majority of our debt investments are made with either fixed interest rates or floating rates that are subject to contractual minimum interest rates for the term of the investment. As of March 31, 2022, approximately 85% of our debt investment portfolio (at cost) bore interest at floating rates, 93% of which were subject to contractual minimum interest rates. Our interest expense associated with our Credit Facilities will be affected by changes in the published LIBOR rate. However, the interest rates on our outstanding Series A Notes due 2026 (the “Series A Notes”) are fixed for the life of such debt. As of March 31, 2022, we had not entered into any interest rate hedging arrangements. Due to our limited use of derivatives, we have claimed an exclusion from the definition of the term “commodity pool operator” under the Commodity Exchange Act and, therefore, are not subject to registration or regulation as a pool operator under such Act.

The following table shows the approximate annualized increase or decrease in the components of net investment income due to hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings as of March 31, 2022.

	Increase	(Increase)	Increase	Increase
	(Decrease)	Decrease	(Decrease) in Net	(Decrease) in Net
	in Interest	in Interest	Investment	Investment
Basis Point Change	Income	Expense	Income	Income per Share

	(dollars in thousands, except per share amounts)
(50)	(328)	1,513	1,185	0.01
(25)	(207)	851	644	0.01
25	1,227	(867)	360	—
50	2,721	(1,733)	988	0.01
75	4,479	(2,600)	1,879	0.02
100	6,292	(3,467)	2,825	0.04
125	8,120	(4,334)	3,786	0.05
150	9,980	(5,200)	4,780	0.06
175	11,865	(6,067)	5,798	0.07
200	13,755	(6,934)	6,821	0.09
300	21,313	(10,401)	10,912	0.14

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

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, President, Chief Financial Officer, Chief Compliance Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act). Based on that evaluation, our Chief Executive Officer, President, Chief Financial Officer, Chief Compliance Officer and Chief Accounting Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to us that is required to be disclosed in the reports we file or submit under the Exchange Act. During the quarter ended March 31, 2022, our Adviser transitioned certain of our accounting and internal control testing functions from a third-party sub-administrator to its internal administrative services staff. In conjunction with this transition, we modified the design, operation and documentation of certain of our internal controls over financial reporting. With the exception of the transition described above, there have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We or our Adviser may, from time to time, be involved in litigation arising out of our respective operations in the normal course of business or otherwise. Furthermore, third parties may seek to impose liability on us in connection with the activities of our portfolio companies. While the outcome of any current legal proceedings cannot at this time be predicted with certainty, we do not expect any current matters will materially affect our or our Adviser’s financial condition or results of operations; however, there can be no assurance whether any pending legal proceedings will have a material adverse effect on our or our Adviser’s financial condition or results of operations in any future reporting period.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors described in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 that we filed with the SEC on March 14, 2022, which could materially affect our business, financial condition and/or operating results. There have been no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

During the three months ended March 31, 2022, we issued 533,062 shares of our common stock under our dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate value of the shares of common stock issued during the three months ended March 31, 2022 under the dividend reinvestment plan was approximately $4.2 million.

Issuer Purchases of Equity Securities

The following chart summarizes repurchases of our common stock for the three months ended March 31, 2022:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
January 1 through January 31, 2022	—	—	—	—
February 1 through February 28, 2022	489,031	7.75	489,031	N/A
March 1 through March 31, 2022	—	—	—	—
Total	489,031		489,031

Item 6. Exhibits

Listed below are the exhibits which are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MSC INCOME FUND, INC.

/s/ DWAYNE L. HYZAK
Date: May 16, 2022	Dwayne L. Hyzak
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)
/s/ JESSE E. MORRIS
Date: May 16, 2022	Jesse E. Morris
Executive Vice President, Chief Financial Officer, Chief Operating Officer and Treasurer
(Principal Financial Officer)
/s/ CORY E. GILBERT
Date: May 16, 2022	Cory E. Gilbert
Vice President, Chief Accounting Officer and Assistant Treasurer
(Principal Accounting Officer)