Form 10-Q
period 2022-06-30
MSC INCOME FUND, INC.
filed 2022-08-12
CIK 1535778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the issuer’s common stock as of August 12, 2022 was 80,059,080.

MSC INCOME FUND, INC.

Consolidated Balance Sheets

(in thousands, except shares and per share amounts)

	June 30,	December 31,
	2022	2021
ASSETS	(Unaudited)
Investments at fair value:
Control investments (cost: $30,100 and $28,903 as of June 30, 2022 and December 31, 2021, respectively)	$49,166	$46,583
Affiliate investments (cost: $221,056 and $209,971 as of June 30, 2022 and December 31, 2021, respectively)	245,731	234,158
Non‑Control/Non‑Affiliate investments (cost: $851,577 and $828,301 as of June 30, 2022 and December 31, 2021, respectively)	810,780	796,395
Total investments (cost: $1,102,733 and $1,067,175 as of June 30, 2022 and December 31, 2021, respectively)	1,105,677	1,077,136
Cash and cash equivalents	9,995	25,813
Interest and dividend receivable	10,238	12,991
Deferred financing costs (net of accumulated amortization of $1,797 and $1,290 as of June 30, 2022 and December 31, 2021, respectively)	3,524	4,049
Receivable for securities sold	432	21,729
Prepaids and other assets	1,575	2,059
Total assets	$1,131,441	$1,143,777
LIABILITIES
Credit facilities	$351,688	$426,688
Series A Notes due 2026 (par: $150,000 and $77,500 as of June 30, 2022 and December 31, 2021, respectively)	148,707	76,184
Accounts payable and other liabilities	2,121	3,159
Interest payable	3,978	3,093
Dividend payable	12,802	11,974
Management and incentive fees payable	5,108	5,339
Payable for securities purchased	—	4,170
Deferred tax liability, net	178	—
Total liabilities	524,582	530,607
Commitments and contingencies (Note J)
NET ASSETS
Common stock, $0.001 par value per share (450,000,000 shares authorized; 80,011,721 and 79,826,605 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively)	80	80
Additional paid‑in capital	684,059	682,426
Total overdistributed earnings	(77,280)	(69,336)
Total net assets	606,859	613,170
Total liabilities and net assets	$1,131,441	$1,143,777
NET ASSET VALUE PER SHARE	$7.58	$7.68

The accompanying notes are an integral part of these consolidated financial statements

MSC INCOME FUND, INC.

Consolidated Statements of Operations

(in thousands, except shares and per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
INVESTMENT INCOME:
Interest, fee and dividend income:
Control investments	$1,039	$743	$2,040	$1,343
Affiliate investments	5,852	4,446	11,058	8,096
Non‑Control/Non‑Affiliate investments	17,448	17,307	34,642	33,329
Total investment income	24,339	22,496	47,740	42,768
EXPENSES:
Interest	(5,299)	(3,300)	(9,827)	(6,464)
Base management fees	(4,955)	(4,158)	(9,945)	(8,061)
Internal administrative services expenses	(1,302)	(1,040)	(2,483)	(2,095)
General and administrative	(1,037)	(794)	(2,075)	(2,057)
Total expenses before expense waivers	(12,593)	(9,292)	(24,330)	(18,677)
Waiver of internal administrative services expenses	1,149	1,040	2,179	2,095
Total expenses, net of expense waivers	(11,444)	(8,252)	(22,151)	(16,582)
NET INVESTMENT INCOME	12,895	14,244	25,589	26,186
NET REALIZED GAIN (LOSS):
Control investments	—	(2,470)	—	(2,470)
Affiliate investments	333	—	779	—
Non‑Control/Non‑Affiliate investments	39	4,288	(154)	2,297
Realized loss on extinguishment of debt	—	—	—	(2,091)
Total net realized gain (loss)	372	1,818	625	(2,264)
NET UNREALIZED APPRECIATION (DEPRECIATION):
Control investments	1,207	63	1,385	(3)
Affiliate investments	415	5,027	492	6,030
Non‑Control/Non‑Affiliate investments	(12,371)	2,737	(8,894)	6,993
Total net unrealized appreciation (depreciation)	(10,749)	7,827	(7,017)	13,020
INCOME TAXES:
Federal and state income, excise and other taxes	(638)	(434)	(981)	(830)
Deferred taxes	(57)	—	(178)	—
Income tax benefit (provision)	(695)	(434)	(1,159)	(830)
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$1,823	$23,455	$18,038	$36,112
NET INVESTMENT INCOME PER SHARE—BASIC AND DILUTED	$0.16	$0.18	$0.32	$0.33
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE—BASIC AND DILUTED	$0.02	$0.29	$0.23	$0.45
WEIGHTED-AVERAGE SHARES OUTSTANDING—BASIC AND DILUTED	79,968,597	79,973,441	79,915,291	79,791,881

The accompanying notes are an integral part of these consolidated financial statements

MSC INCOME FUND, INC.

Consolidated Statements of Changes in Net Assets

(in thousands, except shares)

(Unaudited)

	Common Stock		Additional	Total
	Number of	Par	Paid‑In	Overdistributed	Total Net
	Shares	Value	Capital	Earnings	Asset Value
Balances at December 31, 2020	79,608,304	$80	$682,028	$(102,484)	$579,624
Net increase resulting from operations	—	—	—	12,657	12,657
Dividends to stockholders	—	—	—	(7,961)	(7,961)
Balances at March 31, 2021	79,608,304	$80	$682,028	$(97,788)	$584,320
Offering of common stock	67,114	—	500	—	500
Dividend reinvestment	424,455	—	3,162	—	3,162
Common stock repurchased	(383,512)	—	(2,861)	—	(2,861)
Net increase resulting from operations	—	—	—	23,455	23,455
Dividends to stockholders	—	—	—	(9,964)	(9,964)
Balances at June 30, 2021	79,716,361	$80	$682,829	$(84,297)	$598,612

Balances at December 31, 2021	79,826,605	$80	$682,426	$(69,336)	$613,170
Dividend reinvestment	533,062	—	4,212	—	4,212
Common stock repurchased	(489,031)	—	(3,790)	—	(3,790)
Net increase resulting from operations	—	—	—	16,213	16,213
Dividends to stockholders	—	—	—	(13,178)	(13,178)
Balances at March 31, 2022	79,870,636	$80	$682,848	$(66,301)	$616,627
Offering of common stock	94,697	—	750	—	750
Dividend reinvestment	582,453	1	4,612	—	4,613
Common stock repurchased	(536,065)	(1)	(4,151)	—	(4,152)
Net increase resulting from operations	—	—	—	1,823	1,823
Dividends to stockholders	—	—	—	(12,802)	(12,802)
Balances at June 30, 2022	80,011,721	$80	$684,059	$(77,280)	$606,859

The accompanying notes are an integral part of these consolidated financial statements

MSC INCOME FUND, INC.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$18,038	$36,112
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Investments in portfolio companies	(115,879)	(223,398)
Proceeds from sales and repayments of debt investments in portfolio companies	83,636	88,861
Proceeds from sales and return of capital of equity investments in portfolio companies	1,872	6,273
Net unrealized (appreciation) depreciation	7,017	(13,020)
Net realized (gain) loss on the sale of portfolio investments	(625)	173
Realized loss on extinguishment of debt	—	2,091
Amortization of deferred financing costs	697	593
Amortization of deferred offering costs	—	55
Accretion of unearned income	(2,622)	(2,096)
Payment-in-kind interest	(1,940)	(3,411)
Deferred tax provision	178	—
Changes in other assets and liabilities:
Interest and dividend receivable	2,753	(2,706)
Receivable for securities sold	21,297	(7,988)
Prepaid and other assets	484	1,233
Payable for securities purchased	(4,170)	20,357
Management and incentive fees payable	(231)	(44)
Interest payable	885	2,485
Accounts payable and other liabilities	(1,038)	(366)
Net cash provided by (used in) operating activities	10,352	(94,796)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	750	500
Redemption of common stock	(7,942)	(2,861)
Dividends paid	(16,329)	(4,798)
Repayments on Credit Facilities	(141,000)	(311,816)
Proceeds from Credit Facilities	66,000	336,688
Proceeds from Series A Notes due 2026	72,500	40,000
Payment of deferred financing costs	(149)	(3,713)
Net cash provided by (used in) financing activities	(26,170)	53,945
Net increase (decrease) in cash, cash equivalents and restricted cash	(15,818)	(40,851)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	25,813	49,066
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$9,995	$8,215

Supplemental cash flow disclosures:
Interest paid	$5,788	$3,387
Taxes paid	$1,562	$1,283
Non-cash financing activities:
Value of shares issued pursuant to the DRIP	$8,825	$3,162

The accompanying notes are an integral part of these consolidated financial statements

MSC INCOME FUND, INC.

Consolidated Schedule of Investments

June 30, 2022

(dollars in thousands)

(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Rate (32)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Control Investments (5)

Copper Trail Fund Investments	(12) (13)	Investment Partnership
			LP Interests (CTMH, LP)	(24)	7/17/2017	38.8%				$835	$710

GRT Rubber Technologies LLC		Manufacturer of Engineered Rubber Products
			Secured Debt		12/19/2014		9.06% (L+8.00%)	10/29/2026	19,152	18,953	19,152
			Member Units	(8)	12/19/2014	2,896				6,435	22,750
										25,388	41,902
Harris Preston Fund Investments	(12) (13)	Investment Partnership
			LP Interests (2717 MH, L.P.)	(24)	10/1/2017	49.3%				3,877	6,554

Subtotal Control Investments (8.1% of net assets at fair value)										$30,100	$49,166
Affiliate Investments (6)
AFG Capital Group, LLC		Provider of Rent-to-Own Financing Solutions and Services
			Preferred Member Units	(8)	11/7/2014	46				$300	$2,190

Analytical Systems Keco Holdings, LLC		Manufacturer of Liquid and Gas Analyzers
			Secured Debt	(9)	8/16/2019		12.00% (L+10.00%, Floor 2.00%)	8/16/2024	1,201	1,156	1,156
			Preferred Member Units		8/16/2019	800				800	-
			Preferred Member Units		5/20/2021	607				607	1,080
			Warrants	(27)	8/16/2019	105		8/16/2029		79	-
										2,642	2,236
ATX Networks Corp.	(11)	Provider of Radio Frequency Management Equipment
			Secured Debt	(9)	9/1/2021		8.92% (L+7.50%, Floor 1.00%)	9/1/2026	7,003	6,458	6,128
			Unsecured Debt	(19)	9/1/2021		10.00% PIK	9/1/2028	3,246	2,167	2,256
			Common Stock		9/1/2021	585				-	-
										8,625	8,384
Barfly Ventures, LLC	(10)	Casual Restaurant Group
			Member Units		10/26/2020	12				528	800

Batjer TopCo, LLC		HVAC Mechanical Contractor
			Secured Debt		3/7/2022		11.00%	3/31/2027	1,225	1,201	1,201
			Preferred Stock		3/7/2022	453				453	453
										1,654	1,654
Brewer Crane Holdings, LLC		Provider of Crane Rental and Operating Services
			Secured Debt	(9)	1/9/2018		11.06% (L+10.00%, Floor 1.00%)	1/9/2023	1,953	1,948	1,948
			Preferred Member Units	(8)	1/9/2018	737				1,070	1,760
										3,018	3,708
Centre Technologies Holdings, LLC		Provider of IT Hardware Services and Software Solutions
			Secured Debt	(9)	1/4/2019		12.00% (L+10.00%, Floor 2.00%)	1/4/2026	3,758	3,726	3,726
			Preferred Member Units		1/4/2019	3,327				1,531	1,720
										5,257	5,446

MSC INCOME FUND, INC.

Consolidated Schedule of Investments (Continued)

June 30, 2022

(dollars in thousands)

(Unaudited)

Chamberlin Holding LLC		Roofing and Waterproofing Specialty Contractor
			Secured Debt	(9)	2/26/2018		9.13% (L+8.00%, Floor 1.00%)	2/26/2023	4,366	4,339	4,366
			Member Units	(8)	2/26/2018	1,087				2,860	5,630
			Member Units	(8) (23)	11/2/2018	261,786				330	358
										7,529	10,354
Charps, LLC		Pipeline Maintenance and Construction
			Preferred Member Units	(8)	2/3/2017	457				491	3,360

Clad-Rex Steel, LLC		Specialty Manufacturer of Vinyl-Clad Metal
			Secured Debt	(9)	12/20/2016		10.63% (L+9.50%, Floor 1.00%)	1/15/2024	2,620	2,620	2,620
			Secured Debt		12/20/2016		10.00%	12/20/2036	266	264	264
			Member Units	(8)	12/20/2016	179				1,820	2,560
			Member Units	(23)	12/20/2016	200				53	152
										4,757	5,596
Cody Pools, Inc.		Designer of Residential and Commercial Pools
			Secured Debt	(9)	3/6/2020		12.25% (L+10.50%, Floor 1.75%)	12/17/2026	7,034	6,913	7,034
			Preferred Member Units	(8) (23)	3/6/2020	147				2,079	12,800
										8,992	19,834
Colonial Electric Company LLC		Provider of Electrical Contracting Services
			Secured Debt		3/31/2021		12.00%	3/31/2026	6,385	6,268	6,268
			Preferred Member Units	(8)	3/31/2021	4,320				1,920	2,240
										8,188	8,508
Datacom, LLC		Technology and Telecommunications Provider
			Secured Debt		3/31/2021		7.50%	12/31/2025	973	898	846
			Preferred Member Units	(8)	3/31/2021	1,000				290	300
										1,188	1,146
Digital Products Holdings LLC		Designer and Distributor of Consumer Electronics
			Secured Debt	(9)	4/1/2018		11.13% (L+10.00%, Floor 1.00%)	4/1/2023	4,048	4,032	4,032
			Preferred Member Units	(8)	4/1/2018	964				2,375	2,459
										6,407	6,491
Direct Marketing Solutions, Inc.		Provider of Omni-Channel Direct Marketing Services
			Secured Debt	(9)	2/13/2018		12.13% (L+11.00%, Floor 1.00%)	2/13/2024	4,791	4,745	4,791
			Preferred Stock	(8)	2/13/2018	2,100				2,100	5,390
										6,845	10,181
Flame King Holdings, LLC		Propane Tank and Accessories Distributor
			Secured Debt	(9)	10/29/2021		7.50% (L+6.50%, Floor 1.00%)	10/31/2026	1,900	1,883	1,900
			Secured Debt	(9)	10/29/2021		12.00% (L+11.00%, Floor 1.00%)	10/31/2026	5,300	5,161	5,300
			Preferred Equity	(8)	10/29/2021	2,340				2,600	3,350
										9,644	10,550
Freeport Financial Funds	(12) (13)	Investment Partnership
			LP Interests (Freeport First Lien Loan Fund III LP)	(8) (24)	7/31/2015	6.0%				7,250	6,795

Gamber-Johnson Holdings, LLC		Manufacturer of Ruggedized Computer Mounting Systems

MSC INCOME FUND, INC.

Consolidated Schedule of Investments (Continued)

June 30, 2022

(dollars in thousands)

(Unaudited)

			Secured Debt	(9)	6/24/2016		10.00% (L+8.00%, Floor 2.00%)	1/1/2025	5,400	5,385	5,400
			Member Units	(8)	6/24/2016	2,261				4,423	11,580
										9,808	16,980
GFG Group, LLC.		Grower and Distributor of a Variety of Plants and Products to Other Wholesalers, Retailers and Garden Centers
			Secured Debt		3/31/2021		9.00%	3/31/2026	3,136	3,063	3,136
			Preferred Member Units	(8)	3/31/2021	56				1,225	1,750
										4,288	4,886
Gulf Publishing Holdings, LLC		Energy Industry Focused Media and Publishing
			Secured Debt	(9) (17) (19)	9/29/2017		10.60% (5.25% Cash, 5.25% PIK) (L+9.50%, Floor 1.00%)	9/30/2020	64	64	64
			Secured Debt	(17) (19)	4/29/2016		12.50% (6.25% Cash, 6.25% PIK)	4/29/2021	3,391	3,391	1,882
			Member Units		4/29/2016	920				920	-
										4,375	1,946
Harris Preston Fund Investments	(12) (13)	Investment Partnership
			LP Interests (HPEP 3, L.P.)	(8) (24)	8/9/2017	8.2%				2,833	4,331

Kickhaefer Manufacturing Company, LLC		Precision Metal Parts Manufacturing
			Secured Debt		10/31/2018		11.50%	10/31/2023	5,104	5,058	5,058
			Secured Debt		10/31/2018		9.00%	10/31/2048	974	965	965
			Member Units		10/31/2018	145				3,060	3,060
			Member Units	(8) (23)	10/31/2018	200				248	615
										9,331	9,698
Market Force Information, LLC		Provider of Customer Experience Management Services
			Secured Debt	(14) (19)	7/28/2017		12.00% PIK	7/28/2023	6,520	6,476	1,883
			Member Units		7/28/2017	185,980				4,160	-
										10,636	1,883
MH Corbin Holding LLC		Manufacturer and Distributor of Traffic Safety Products
			Secured Debt	(17)	8/31/2015		13.00%	3/31/2022	2,023	2,023	1,072
			Preferred Member Units		3/15/2019	16,500				1,100	-
			Preferred Member Units		9/1/2015	1,000				1,500	-
										4,623	1,072
Mystic Logistics Holdings, LLC		Logistics and Distribution Services Provider for Large Volume Mailers
			Secured Debt		8/18/2014		10.00%	1/31/2024	1,524	1,524	1,524
			Common Stock	(8)	8/18/2014	1,468				680	4,053
										2,204	5,577
NexRev LLC		Provider of Energy Efficiency Products & Services
			Secured Debt		2/28/2018		11.00%	2/28/2025	3,066	3,015	2,066
			Preferred Member Units	(8)	2/28/2018	25,786,046				2,053	230
										5,068	2,296
NuStep, LLC		Designer, Manufacturer and Distributor of Fitness Equipment
			Secured Debt	(9)	1/31/2017		7.63% (L+6.50%, Floor 1.00%)	1/31/2025	800	798	800
			Secured Debt		1/31/2017		12.00%	1/31/2025	4,610	4,601	4,610
			Preferred Member Units		1/31/2017	102				2,550	2,890
										7,949	8,300

MSC INCOME FUND, INC.

Consolidated Schedule of Investments (Continued)

June 30, 2022

(dollars in thousands)

(Unaudited)

Oneliance, LLC		Construction Cleaning Company
			Secured Debt	(9)	8/6/2021		12.06% (L+11.00%, Floor 1.00%)	8/6/2026	1,400	1,377	1,377
			Preferred Stock		8/6/2021	264				264	264
										1,641	1,641
Orttech Holdings, LLC		Distributor of Industrial Clutches, Brakes and Other Components
			Secured Debt	(9)	7/30/2021		12.00% (L+11.00%, Floor 1.00%)	7/31/2026	5,994	5,892	5,892
			Preferred Stock	(8) (23)	7/30/2021	2,500				2,500	2,500
										8,392	8,392
Robbins Bros. Jewelry, Inc.		Bridal Jewelry Retailer
			Secured Debt	(9)	12/15/2021		12.00% (L+11.00%, Floor 1.00%)	12/15/2026	4,015	3,934	3,934
			Preferred Equity		12/15/2021	1,230				1,230	1,750
										5,164	5,684
SI East, LLC		Rigid Industrial Packaging Manufacturing
			Secured Debt		8/31/2018		10.25%	8/31/2023	21,454	21,325	21,454
			Preferred Member Units	(8)	8/31/2018	52				406	4,280
										21,731	25,734
Sonic Systems International, LLC	(10)	Nuclear Power Staffing Services
			Secured Debt	(9)	8/20/2021		8.50% (L+7.50%, Floor 1.00%)	8/20/2026	18,425	18,104	17,833
			Common Stock		8/20/2021	11,647				1,584	1,650
										19,688	19,483
Tedder Industries, LLC		Manufacturer of Firearm Holsters and Accessories
			Secured Debt		8/31/2018		12.00%	8/31/2022	460	459	460
			Secured Debt		8/31/2018		12.00%	8/31/2023	3,800	3,789	3,796
			Preferred Member Units		8/31/2018	129				2,200	1,828
										6,448	6,084
Trantech Radiator Topco, LLC		Transformer Cooling Products and Services
			Secured Debt		5/31/2019		12.00%	5/31/2024	2,080	2,047	2,080
			Common Stock	(8)	5/31/2019	154				1,164	2,020
										3,211	4,100
VVS Holdco LLC		Omnichannel Retailer of Animal Health Products
			Secured Debt	(23)	12/1/2021		11.50%	12/1/2026	7,600	7,391	7,391
			Preferred Equity	(8) (23)	12/1/2021	2,960				2,960	3,020
										10,351	10,411
Subtotal Affiliate Investments (40.5% of net assets at fair value)										221,056	245,731

MSC INCOME FUND, INC.

Consolidated Schedule of Investments (Continued)

June 30, 2022

(dollars in thousands)

(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Rate (32)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Non-Control/Non-Affiliate Investments (7)
AAC Holdings, Inc.	(11)	Substance Abuse Treatment Service Provider
			Secured Debt	(19)	12/11/2020		18.00% PIK	6/25/2025	3,785	$3,533	$3,596
			Common Stock		12/11/2020	593,927				3,148	800
			Warrants	(27)	12/11/2020	197,717		12/11/2025		—	264
										6,681	4,660
Acumera, Inc.	(10)	Managed Security Service Provider
			Secured Debt	(9)	6/28/2022		10.56% (L+9.50%, Floor 1.00%)	10/26/2027	5,609	5,459	5,459

Adams Publishing Group, LLC	(10)	Local Newspaper Operator
			Secured Debt		3/11/2022		10.75%	3/11/2027	94	94	94
			Secured Debt	(9)	3/11/2022		8.72% (L+7.00%, Floor 1.00%)	3/11/2027	2,979	2,971	2,971
										3,065	3,065
ADS Tactical, Inc.	(11)	Value-Added Logistics and Supply Chain Provider to the Defense Industry
			Secured Debt	(9)	3/29/2021		7.20% (L+5.75%, Floor 1.00%)	3/19/2026	9,375	9,224	8,668

American Health Staffing Group, Inc.	(10)	Healthcare Temporary Staffing
			Secured Debt	(9)	11/19/2021		8.01% (L+6.00%, Floor 1.00%)	11/19/2026	8,313	8,224	7,905

American Nuts, LLC	(10)	Roaster, Mixer and Packager of Bulk Nuts and Seeds
			Secured Debt	(9) (32)	3/11/2022		7.75% (SOFR+6.75%, Floor 1.00%)	4/10/2026	5,964	5,911	5,911
			Secured Debt	(9) (32)	3/11/2022		9.75% (SOFR+8.75%, Floor 1.00%)	4/10/2026	5,964	5,911	5,911
										11,822	11,822
American Teleconferencing Services, Ltd.	(11)	Provider of Audio Conferencing and Video Collaboration Solutions
			Secured Debt	(9) (14)	9/17/2021		7.50% (L+6.50%, Floor 1.00%)	6/30/2022	2,425	2,375	139
			Secured Debt	(9) (14)	5/19/2016		7.50% (L+6.50%, Floor 1.00%)	6/28/2023	11,693	11,451	672
										13,826	811
ArborWorks, LLC	(10)	Vegetation Management Services
			Secured Debt	(9)	11/9/2021		9.00% (L+7.00%, Floor 1.00%)	11/9/2026	1,491	1,426	1,358
			Secured Debt	(9)	11/9/2021		8.37% (L+7.00%, Floor 1.00%)	11/9/2026	16,028	15,748	14,601
			Common Equity		11/9/2021	124				124	7

MSC INCOME FUND, INC.

Consolidated Schedule of Investments (Continued)

June 30, 2022

(dollars in thousands)

(Unaudited)

										17,298	15,966
ATS Operating, LLC	(10)	For-Profit Thrift Retailer
			Secured Debt	(9) (32)	1/18/2022		6.50%(SOFR+5.50%, Floor 1.00%)	1/18/2027	925	905	905
			Secured Debt	(9) (32)	1/18/2022		8.50%(SOFR+7.50%, Floor 1.00%)	1/18/2027	925	905	905
			Common Stock		1/18/2022	100,000				100	100
										1,910	1,910
AVEX Aviation Holdings, LLC	(10)	Specialty Aircraft Dealer
			Secured Debt	(9)	12/15/2021		8.82% (L+7.00%, Floor 1.00%)	12/15/2026	1,692	1,661	1,555
			Secured Debt	(9)	12/15/2021		9.06% (L+7.00%, Floor 1.00%)	12/15/2026	200	191	184
			Common Equity		12/15/2021	50				50	36
										1,902	1,775
BBB Tank Services, LLC		Maintenance, Repair and Construction Services to the Above-Ground Storage Tank Market
			Unsecured Debt	(9) (17)	4/8/2016		12.06% (L+11.00%, Floor 1.00%)	4/8/2021	1,200	1,200	575
			Preferred Stock (non-voting)	(19)	12/17/2018		15.00% PIK			41	—
			Member Units		4/8/2016	200,000				200	—
										1,441	575
Berry Aviation, Inc.	(10)	Charter Airline Services
			Secured Debt	(19)	7/6/2018		12.00% (10.50% Cash, 1.50% PIK)	1/6/2024	188	187	188
			Preferred Member Units	(8) (19) (23)	11/12/2019	122,416	16.00% PIK			182	372
			Preferred Member Units	(8) (19) (23)	7/6/2018	1,548,387	8.00% PIK			2,076	4,475
										2,445	5,035
Bettercloud, Inc.	(10)	SaaS Provider of Workflow Management and Business Application Solutions
			Secured Debt	(9) (19) (32)	6/30/2022		8.53% (1.00% Cash, 7.53% PIK) (SOFR+7.25%, Floor 0.75%)	6/30/2028	7,784	7,604	7,604

Binswanger Enterprises, LLC	(10)	Glass Repair and Installation Service Provider
			Secured Debt	(9) (32)	3/10/2017		10.12% (SOFR+8.50%, Floor 1.00%)	6/10/2024	11,807	11,735	11,658
			Member Units		3/10/2017	1,050,000				1,050	560
										12,785	12,218
Bluestem Brands, Inc.	(11)	Multi-Channel Retailer of General Merchandise
			Secured Debt	(9)	8/28/2020		10.00% (L+8.50%, Floor 1.50%)	8/28/2025	5,745	5,745	5,733
			Common Stock	(8)	10/1/2020	700,446				—	5,607
										5,745	11,340
Boccella Precast Products LLC		Manufacturer of Precast Hollow Core Concrete
			Secured Debt		9/23/2021		10.00%	2/28/2027	80	80	80
			Member Units	(8)	6/30/2017	540,000				564	1,127
										644	1,207
Brightwood Capital Fund Investments	(12) (13)	Investment Partnership

MSC INCOME FUND, INC.

Consolidated Schedule of Investments (Continued)

June 30, 2022

(dollars in thousands)

(Unaudited)

			LP Interests (Brightwood Capital Fund III, LP)	(8) (24)	7/21/2014	0.5%				2,449	1,485
			LP Interests (Brightwood Capital Fund IV, LP)	(8) (24)	10/26/2016	1.2%				8,737	8,788
										11,186	10,273
Buca C, LLC		Casual Restaurant Group
			Secured Debt	(9)	6/30/2015		10.37% (L+9.25%, Floor 1.00%)	6/30/2023	12,350	12,350	8,888
			Preferred Member Units	(19)	6/30/2015	4	6.00% PIK			3,040	—
										15,390	8,888
Burning Glass Intermediate Holding Company, Inc.	(10)	Provider of Skills-Based Labor Market Analytics
			Secured Debt	(9)	6/14/2021		6.12% (L+5.00%, Floor 1.00%)	6/10/2026	620	598	608
			Secured Debt	(9)	6/14/2021		6.06% (L+5.00%, Floor 1.00%)	6/10/2028	13,322	13,119	13,084
										13,717	13,692
Cadence Aerospace LLC	(10)	Aerostructure Manufacturing
			Secured Debt	(9) (19) (30)	11/14/2017		9.49% Cash, 0.24% PIK	11/14/2023	20,193	20,120	19,783

CAI Software LLC		Provider of Specialized Enterprise Resource Planning Software
			Preferred Equity		12/13/2021	379,338				379	379
			Preferred Equity		12/13/2021	126,446				—	—
										379	379
Camin Cargo Control, Inc.	(11)	Provider of Mission Critical Inspection, Testing and Fuel Treatment Services
			Secured Debt	(9)	6/14/2021		7.86% (L+6.50%, Floor 1.00%)	6/4/2026	7,669	7,605	7,630

Career Team Holdings, LLC		Provider of Workforce Training and Career Development Services
			Secured Debt		12/17/2021		12.50%	12/17/2026	2,250	2,187	2,187
			Common Stock		12/17/2021	50,000				500	500
										2,687	2,687
CaseWorthy, Inc.	(10)	SaaS Provider of Case Management Solutions
			Secured Debt	(9) (32)	5/18/2022		7.46% (SOFR+6.00%, Floor 1.00%)	5/18/2027	2,000	1,976	1,976

Cenveo Corporation	(11)	Provider of Digital Marketing Agency Services
			Common Stock		9/7/2018	253,194				4,848	5,662

Channel Partners Intermediateco, LLC	(10)	Outsourced Consumer

MSC INCOME FUND, INC.

Consolidated Schedule of Investments (Continued)

June 30, 2022

(dollars in thousands)

(Unaudited)

		Services Provider
			Secured Debt	(9) (32)	2/7/2022		8.00% (SOFR+6.50%, Floor 1.00%)	2/7/2027	477	466	466
			Secured Debt	(9)	2/7/2022		7.74%	2/7/2027	3,609	3,542	3,542
										4,008	4,008
Clarius BIGS, LLC	(10)	Prints & Advertising Film Financing
			Secured Debt	(14) (17) (19)	9/23/2014		15.00% PIK	1/5/2015	2,750	2,406	17

Classic H&G Holdings, LLC		Provider of Engineered Packaging Solutions
			Secured Debt	(9)	3/12/2020		7.00% (L+6.00%, Floor 1.00%)	3/12/2025	1,390	1,374	1,390
			Secured Debt		3/12/2020		8.00%	3/12/2025	4,819	4,733	4,819
			Preferred Member Units	(8)	3/12/2020	39				1,440	5,950
										7,547	12,159
Computer Data Source, LLC	(10)	Third Party Maintenance Provider to the Data Center Ecosystem
			Secured Debt	(9)	8/6/2021		8.87% (L+7.50%, Floor 1.00%)	8/6/2026	19,886	19,555	18,624

Construction Supply Investments, LLC	(10)	Distribution Platform of Specialty Construction Materials to Professional Concrete and Masonry Contractors
			Member Units	(8)	12/29/2016	861,618				3,335	19,320

DMA Industries, LLC		Distributor of aftermarket ride control products
			Secured Debt		11/19/2021		12.00%	11/19/2026	5,300	5,206	5,300
			Preferred Equity		11/19/2021	1,486				1,486	1,730
										6,692	7,030
DTE Enterprises, LLC	(10)	Industrial Powertrain Repair and Services
			Secured Debt	(9)	4/13/2018		9.00% (L+7.50%, Floor 1.50%)	4/13/2023	8,619	8,587	8,149
			Class AA Preferred Member Units (non-voting)	(8) (19)	4/13/2018		10.00% PIK			1,104	1,104
			Class A Preferred Member Units	(19)	4/13/2018	776,316	8.00% PIK			776	180
										10,467	9,433
Dynamic Communities, LLC	(10)	Developer of Business Events and Online Community Groups
			Secured Debt	(9)	7/17/2018		10.13% (L+8.50%, Floor 1.00%)	7/17/2023	5,611	5,584	5,049

Emerald Technologies Acquisition Co, Inc.	(11)	Design & Manufacturing
			Secured Debt	(9) (32)	2/10/2022		7.25% (SOFR+6.25%, Floor 0.75%)	2/10/2028	2,484	2,437	2,410

Engineering Research & Consulting, LLC	(10)	Provider of Engineering &

MSC INCOME FUND, INC.

Consolidated Schedule of Investments (Continued)

June 30, 2022

(dollars in thousands)

(Unaudited)

		Consulting Services to US Department of Defense
			Secured Debt	(9)	5/23/2022		9.50% (Prime+5.50%, Floor 0.75%)	5/23/2027	269	253	253
			Secured Debt	(9)	5/23/2022		9.50% (Prime+5.50%, Floor 0.75%)	5/23/2028	5,172	5,070	5,070
										5,323	5,323
EPIC Y-Grade Services, LP	(11)	NGL Transportation & Storage
			Secured Debt	(9)	6/22/2018		8.08% (L+6.00%, Floor 1.00%)	6/30/2027	6,857	6,787	6,017

Event Holdco, LLC	(10)	Event and Learning Management Software for Healthcare Organizations and Systems
			Secured Debt	(9) (23)	12/22/2021		8.00% (L+7.00%, Floor 1.00%)	12/22/2026	308	305	293
			Secured Debt	(9) (23)	12/22/2021		7.75% (L+6.75%, Floor 1.00%)	12/22/2026	3,692	3,659	3,520
										3,964	3,813
Flip Electronics LLC	(10)	Distributor of Hard-to-Find and Obsolete Electronic Components
			Secured Debt	(9) (32)	1/4/2021		9.60% (SOFR+7.50%, Floor 1.00%)	1/2/2026	6,873	6,741	6,741
			Secured Debt	(9) (32)	3/24/2022		8.50% (SOFR+7.50%, Floor 1.00%)	1/2/2026	273	273	273
										7,014	7,014
Hawk Ridge Systems, LLC		Value-Added Reseller of Engineering Design and Manufacturing Solutions
			Secured Debt	(9)	12/2/2016		7.13% (L+6.00%, Floor 1.00%)	1/15/2026	646	646	646
			Secured Debt		12/2/2016		8.00%	1/15/2026	7,450	7,396	7,450
			Preferred Member Units	(8)	12/2/2016	56				713	5,010
			Preferred Member Units	(23)	12/2/2016	56				38	260
										8,793	13,366
HDC/HW Intermediate Holdings	(10)	Managed Services and Hosting Provider
			Secured Debt	(9)	12/21/2018		8.51% (L+7.50%, Floor 1.00%)	12/21/2023	1,934	1,921	1,719

Hybrid Promotions, LLC	(10)	Wholesaler of Licensed, Branded and Private Label Apparel
			Secured Debt	(9) (32)	6/30/2021		9.25% (SOFR+8.25%, Floor 1.00%)	6/30/2026	7,875	7,746	7,277

IG Parent Corporation	(11)	Software Engineering
			Secured Debt	(9)	7/30/2021		6.96% (L+5.75%, Floor 1.00%)	7/30/2026	125	105	121
			Secured Debt	(9)	7/30/2021		6.99% (L+5.75%, Floor 1.00%)	7/30/2026	6,362	6,281	6,137
										6,386	6,258

MSC INCOME FUND, INC.

Consolidated Schedule of Investments (Continued)

June 30, 2022

(dollars in thousands)

(Unaudited)

Implus Footcare, LLC	(10)	Provider of Footwear and Related Accessories
			Secured Debt	(9) (19)	6/1/2017		9.01% (8.76% Cash, 0.25% PIK) (0.25% PIK + L+7.75%, Floor 1.00%)	4/30/2024	17,007	16,997	15,691

Independent Pet Partners Intermediate Holdings, LLC	(10)	Omnichannel Retailer of Specialty Pet Products
			Secured Debt	(19)	12/10/2020		6.00% PIK	11/20/2023	10,902	10,443	10,129
			Preferred Stock (non-voting)	(19)	12/10/2020		6.00% PIK			2,470	2,200
			Preferred Stock (non-voting)		12/10/2020					—	—
			Member Units		11/20/2018	185,757				—	—
						1,191,667			1,192	1,192	—
										14,105	12,329
Industrial Services Acquisition, LLC	(10)	Industrial Cleaning Services
			Secured Debt	(9)	8/13/2021		8.38% (L+6.75%, Floor 1.00%)	8/13/2026	387	355	355
			Secured Debt	(9)	8/13/2021		7.81% (L+6.75%, Floor 1.00%)	8/13/2026	17,929	17,628	17,604
			Preferred Member Units	(8) (19) (23)	1/31/2018	336	10.00% PIK			291	371
			Preferred Member Units	(8) (19) (23)	5/17/2019	187	20.00% PIK			202	229
			Member Units	(23)	6/17/2016	2,100				2,100	1,620
										20,576	20,179
Infolinks Media Buyco, LLC	(10)	Exclusive Placement Provider to the Advertising Ecosystem
			Secured Debt	(9)	11/1/2021		6.76% (L+5.75%, Floor 1.00%)	11/1/2026	10,796	10,553	10,384

Interface Security Systems, L.L.C	(10)	Commercial Security & Alarm Services
			Secured Debt	(9)	12/9/2021		11.75% (L+10.00%, Floor 1.75%)	8/7/2023	938	938	938
			Secured Debt	(9) (14) (19)	8/7/2019		9.75% PIK (L+8.00% PIK, Floor 1.75%)	8/7/2023	7,334	7,254	3,561
			Common Stock		12/7/2021	2,143				—	—
										8,192	4,499
Intermedia Holdings, Inc.	(11)	Unified Communications as a Service
			Secured Debt	(9)	8/3/2018		7.36% (L+6.00%, Floor 1.00%)	7/19/2025	5,650	5,641	5,339

Invincible Boat Company, LLC.	(10)	Manufacturer of Sport Fishing Boats
			Secured Debt	(9)	8/28/2019		8.73% (L+6.50%, Floor 1.50%)	8/28/2025	311	306	306
			Secured Debt	(9)	8/28/2019		8.00% (L+6.50%, Floor 1.50%)	8/28/2025	17,148	17,032	16,494
										17,338	16,800
INW Manufacturing, LLC	(11)	Manufacturer of Nutrition and Wellness Products
			Secured Debt	(9)	5/19/2021		7.38% (L+5.75%, Floor 0.75%)	3/25/2027	7,172	6,989	6,777

Iron-Main Investments, LLC		Consumer Reporting Agency

MSC INCOME FUND, INC.

Consolidated Schedule of Investments (Continued)

June 30, 2022

(dollars in thousands)

(Unaudited)

		Providing Employment Background Checks and Drug Testing
			Secured Debt		8/2/2021		12.50%	11/15/2026	1,150	1,121	1,121
			Secured Debt		9/1/2021		12.50%	11/15/2026	800	780	780
			Secured Debt		11/15/2021		12.50%	11/15/2026	7,236	7,104	7,104
			Common Stock		8/3/2021	44,944				449	449
										9,454	9,454
Isagenix International, LLC	(11)	Direct Marketer of Health & Wellness Products
			Secured Debt	(9)	6/21/2018		7.34% (L+5.75%, Floor 1.00%)	6/14/2025	4,951	4,927	2,966

Jackmont Hospitality, Inc.	(10)	Franchisee of Casual Dining Restaurants
			Secured Debt	(9)	5/26/2015		7.51% (L+6.50%, Floor 1.00%)	11/4/2024	4,189	4,189	3,995
			Preferred Equity	(8)	11/8/2021	5,653,333				216	1,220
										4,405	5,215
Joerns Healthcare, LLC	(11)	Manufacturer and Distributor of Health Care Equipment & Supplies
			Secured Debt	(9)	8/21/2019		7.55% (L+6.00%, Floor 1.00%)	8/21/2024	3,351	3,325	2,181
			Secured Debt	(19)	11/15/2021		15.00% PIK	11/8/2022	1,489	1,489	1,489
			Common Stock		8/21/2019	392,514				3,678	—
										8,492	3,670
Johnson Downie Opco, LLC		Executive Search Services
			Secured Debt	(9)	12/10/2021		13.00% (L+11.50%, Floor 1.50%)	12/10/2026	1,160	1,135	1,160
			Preferred Equity	(8)	12/10/2021	350				350	650
										1,485	1,810
JorVet Holdings, LLC		Supplier and Distributor of Veterinary Equipment and Supplies
			Secured Debt		3/28/2022		12.00%	3/28/2027	2,850	2,797	2,797
			Common Stock		3/28/2022	11,934				1,193	1,193
										3,990	3,990
JTI Electrical & Mechanical, LLC	(10)	Electrical, Mechanical and Automation Services
			Secured Debt	(9)	12/22/2021		7.01% (L+6.00%, Floor 1.00%)	12/22/2026	3,118	3,050	3,030
			Common Equity		12/22/2021	140,351				140	150
										3,190	3,180
KMS, LLC	(10)	Wholesaler of Closeout and Value-priced Products
			Secured Debt	(9)	10/4/2021		8.31% (L+7.25%, Floor 1.00%)	10/4/2026	9,429	9,267	8,676
			Secured Debt	(9)	10/4/2021		9.31% (L+7.25%, Floor 1.00%)	10/4/2026	1,357	1,267	1,267
										10,534	9,943
Knight Energy Services LLC	(11)	Oil and Gas Equipment & Services
			Secured Debt	(19)	1/9/2015		8.50% PIK	2/9/2024	1,003	1,003	788
			Common Stock		11/14/2018	25,692				1,843	—
										2,846	788

MSC INCOME FUND, INC.

Consolidated Schedule of Investments (Continued)

June 30, 2022

(dollars in thousands)

(Unaudited)

Laredo Energy, LLC	(10)	Oil & Gas Exploration & Production
			Member Units		5/4/2020	1,155,952				11,560	11,383

Lightbox Holdings, L.P.	(11)	Provider of Commercial Real Estate Software
			Secured Debt		5/23/2019		6.63% (L+5.00%)	5/9/2026	5,856	5,807	5,709

LL Management, Inc.	(10)	Medical Transportation Service Provider
			Secured Debt	(9) (32)	5/2/2019		8.25% (SOFR+7.25%, Floor 1.00%)	9/25/2023	14,260	14,206	14,140
			Secured Debt	(9) (32)	5/12/2022		8.25% (SOFR+7.25%, Floor 1.00%)	9/25/2023	8,929	8,803	8,803
										23,009	22,943
LLFlex, LLC	(10)	Provider of Metal-Based Laminates
			Secured Debt	(9)	8/16/2021		10.00% (L+9.00%, Floor 1.00%)	8/16/2026	4,950	4,857	4,589

Logix Acquisition Company, LLC	(10)	Competitive Local Exchange Carrier
			Secured Debt	(9)	1/8/2018		6.81% (L+5.75%, Floor 1.00%)	12/22/2024	9,506	9,468	8,858

Mac Lean-Fogg Company	(10)	Manufacturer and Supplier for Auto and Power Markets
			Secured Debt	(9)	4/22/2019		6.06% (L+5.25%, Floor 0.625%)	12/22/2025	7,263	7,233	6,974
			Preferred Stock	(19)	10/1/2019		13.75% (4.50% Cash, 9.25% PIK)			817	743
										8,050	7,717
Mako Steel, LP	(10)	Self-Storage Design & Construction
			Secured Debt	(9) (31)	3/15/2021		8.81% (L+7.25%, Floor 0.75%)	3/13/2026	2,840	2,779	2,654
			Secured Debt	(9)	3/15/2021		8.38% (L+7.25%, Floor 0.75%)	3/13/2026	17,269	17,006	16,139
										19,785	18,793
MB2 Dental Solutions, LLC	(11)	Dental Partnership Organization
			Secured Debt	(9)	1/28/2021		7.24% (L+6.00%, Floor 1.00%)	1/29/2027	7,916	7,811	7,712
			Secured Debt	(9) (28)	1/28/2021		7.52%	1/29/2027	6,189	6,060	6,029
										13,871	13,741
Microbe Formulas, LLC	(10)	Nutritional Supplements Provider
			Secured Debt	(9) (32)	4/4/2022		7.48% (SOFR+6.25%, Floor 1.00%)	4/3/2028	3,653	3,576	3,576

Mills Fleet Farm Group, LLC	(10)	Omnichannel Retailer of Work, Farm and Lifestyle Merchandise
			Secured Debt	(9)	10/24/2018		7.31% (L+6.25%, Floor 1.00%)	10/24/2024	17,300	17,122	16,759

MonitorUS Holding, LLC	(10) (13) (33)	SaaS Provider of Media Intelligence Services
			Secured Debt	(9)	5/24/2022		8.51% (L+7.00%, Floor 1.00%)	5/24/2027	4,906	4,759	4,759

MSC INCOME FUND, INC.

Consolidated Schedule of Investments (Continued)

June 30, 2022

(dollars in thousands)

(Unaudited)

NinjaTrader, LLC	(10)	Operator of Futures Trading Platform
			Secured Debt	(9)	12/18/2019		7.25% (L+6.25%, Floor 1.00%)	12/18/2024	16,875	16,647	16,506

NNE Partners, LLC	(10)	Oil & Gas Exploration & Production
			Secured Debt		3/2/2017		10.31% (L+9.25%)	12/31/2023	21,607	21,601	20,478

NTM Acquisition Corp.	(11)	Provider of B2B Travel Information Content
			Secured Debt	(9) (19)	7/12/2016		8.26% (7.26% Cash, 1.00% PIK) (1.00%PIK + L+6.25%, Floor 1.00%)	6/7/2024	4,157	4,153	4,011

NWN Corporation	(10)	Value Added Reseller and Provider of Managed Services to a Diverse Set of Industries
			Secured Debt	(9)	5/7/2021		7.87% (L+6.50%, Floor 1.00%)	5/7/2026	21,239	20,817	19,421

OVG Business Services, LLC	(10)	Venue Management Services
			Secured Debt	(9)	11/29/2021		7.25% (L+6.25%, Floor 1.00%)	11/19/2028	17,456	17,296	16,583

Paragon Healthcare, Inc.	(10)	Infusion Therapy Treatment Provider
			Secured Debt	(9) (32)	1/19/2022		6.75% (SOFR+5.75%, Floor 1.00%)	1/19/2027	2,446	2,352	2,352

RA Outdoors LLC	(10)	Software Solutions Provider for Outdoor Activity Management
			Secured Debt	(9) (32)	4/8/2021		8.10% (SOFR+6.75%, Floor 1.00%)	4/8/2026	12,917	12,758	11,481

Research Now Group, Inc. and Survey Sampling International, LLC	(11)	Provider of Outsourced Online Surveying
			Secured Debt	(9)	12/29/2017		6.50% (L+5.50%, Floor 1.00%)	12/20/2024	9,845	9,845	9,127

RM Bidder, LLC	(10)	Scripted and Unscripted TV and Digital Programming Provider
			Member Units		11/12/2015	1,854				31	23
			Warrants	(26)	11/12/2015			10/20/2025		284	—
										315	23
Roof Opco, LLC	(10)	Residential Re-Roofing/Repair
			Secured Debt	(9)	8/27/2021		7.00% (L+6.00%, Floor 1.00%)	8/27/2026	3,500	3,425	3,199
			Secured Debt	(9)	8/27/2021		7.01% (L+6.00%, Floor 1.00%)	8/27/2026	2,411	2,324	2,215
										5,749	5,414

MSC INCOME FUND, INC.

Consolidated Schedule of Investments (Continued)

June 30, 2022

(dollars in thousands)

(Unaudited)

Rug Doctor, LLC.	(10)	Carpet Cleaning Products and Machinery
			Secured Debt	(9)	7/16/2021		7.31% (L+6.25%, Floor 1.00%)	11/16/2024	15,750	15,626	13,603

Salient Partners L.P.	(11)	Provider of Asset Management Services
			Secured Debt	(9)	8/31/2018		7.01% (L+6.00%, Floor 1.00%)	10/30/2022	6,251	6,278	4,920
			Secured Debt	(9)	9/30/2021		7.00% (L+6.00%, Floor 1.00%)	10/30/2022	1,250	1,250	2,435
										7,528	7,355
Savers, Inc.	(11)	For-Profit Thrift Retailer
			Secured Debt	(9)	5/14/2021		7.13% (L+5.75%, Floor 0.75%)	4/26/2028	4,303	4,290	4,070

SIB Holdings, LLC	(10)	Provider of Cost Reduction Services
			Secured Debt	(9)	10/29/2021		7.58% (L+6.00%, Floor 1.00%)	10/29/2026	10,616	10,412	10,412
			Common Equity		10/29/2021	119,048				250	250
										10,662	10,662
Slick Innovations, LLC		Text Message Marketing Platform
			Secured Debt		9/13/2018		12.00%	9/13/2023	1,160	1,088	1,160
			Common Stock		9/13/2018	17,500				175	410
			Warrants	(27)	9/13/2018	4,521		9/13/2028		45	110
										1,308	1,680
South Coast Terminals Holdings, LLC	(10)	Specialty Toll Chemical Manufacturer
			Secured Debt	(9)	12/10/2021		7.51% (L+6.25%, Floor 1.00%)	12/13/2026	3,540	3,470	3,470
			Common Equity		12/10/2021	60,606				61	65
										3,531	3,535
Student Resource Center, LLC	(10)	Higher Education Services
			Secured Debt	(9)	6/25/2021		9.01% (L+8.00%, Floor 1.00%)	6/25/2026	11,764	11,556	10,100

Tex Tech Tennis, LLC	(10)	Sporting Goods & Textiles
			Common Stock	(23)	7/7/2021	1,000,000				1,000	1,320

The Affiliati Network, LLC		Performance Marketing Solutions
			Secured Debt		8/9/2021		11.83%	8/9/2026	2,940	2,881	2,881
			Preferred Stock	(8)	8/9/2021	388,889				1,600	1,600
										4,481	4,481
U.S. TelePacific Corp.	(11)	Provider of Communications and Managed Services
			Secured Debt	(9) (19) (29) (32)	5/17/2017		9.25% (2.00% Cash, 7.25% PIK) (SOFR+1.00%, Floor 1.00%, 7.25% PIK)	5/2/2026	12,941	12,864	5,500

USA DeBusk LLC	(10)	Provider of Industrial Cleaning Services
			Secured Debt	(9)	10/22/2019		6.81% (L+5.75%, Floor 1.00%)	9/8/2026	19,900	19,671	19,060

MSC INCOME FUND, INC.

Consolidated Schedule of Investments (Continued)

June 30, 2022

(dollars in thousands)

(Unaudited)

Vida Capital, Inc	(11)	Alternative Asset Manager
			Secured Debt		10/10/2019		7.36% (L+6.00%)	10/1/2026	6,544	6,481	5,300

Vistar Media, Inc.	(10)	Operator of Digital Out-of-Home Advertising Platform
			Preferred Stock		4/3/2019	70,207				767	2,350

Volusion, LLC		Provider of Online Software-as-a-Service eCommerce Solutions
			Secured Debt	(17)	1/26/2015		11.50%	1/26/2020	7,322	7,322	7,322
			Unsecured Convertible Debt		5/16/2018		8.00%	11/16/2023	175	175	175
			Preferred Member Units		1/26/2015	2,090,001				6,000	1,260
			Warrants	(27)	1/26/2015	784,867		1/26/2025		1,104	—
										14,601	8,757
VORTEQ Coil Finishers, LLC	(10)	Specialty Coating of Aluminum and Light-Gauge Steel
			Secured Debt	(9)	11/30/2021		8.26% (L+7.25%, Floor 1.00%)	11/30/2026	18,990	18,652	18,510
			Common Equity	(8)	11/30/2021	769,231				769	1,660
										19,421	20,170
Wall Street Prep, Inc.	(10)	Financial Training Services
			Secured Debt	(9)	7/19/2021		8.00% (L+7.00%, Floor 1.00%)	7/19/2026	5,363	5,266	4,950
			Common Stock		7/19/2021	500,000				500	500
										5,766	5,450
Watterson Brands, LLC	(10)	Facility Management Services
			Secured Debt	(9)	12/17/2021		7.01% (L+6.00%, Floor 1.00%)	12/17/2026	4,152	4,079	4,079

West Star Aviation Acquisition, LLC	(10)	Aircraft, Aircraft Engine and Engine Parts
			Secured Debt	(9) (32)	3/1/2022		6.75% (SOFR+6.0%, Floor 0.75%)	3/1/2028	3,000	2,938	2,938
			Common Stock		3/1/2022	200,000				200	200
										3,138	3,138
Winter Services LLC	(10)	Provider of Snow Removal and Ice Management Services
			Secured Debt	(9)	11/19/2021		8.00% (L+7.00%, Floor 1.00%)	11/19/2026	12,500	12,182	11,778

Xenon Arc, Inc.	(10)	Tech-enabled Distribution Services to Chemicals and Food Ingredients Primary Producers
			Secured Debt	(9)	12/17/2021		6.75% (L+6.00%, Floor 0.75%)	12/17/2026	2,388	2,317	2,277

YS Garments, LLC	(11)	Designer and Provider of

MSC INCOME FUND, INC.

Consolidated Schedule of Investments (Continued)

June 30, 2022

(dollars in thousands)

(Unaudited)

		Branded Activewear
			Secured Debt	(9) (29)	8/22/2018	6.54% (L+5.50%, Floor 1.00%)	8/9/2024	6,376	6,351	6,153

Zips Car Wash, LLC	(10)	Express Car Wash Operator
			Secured Debt	(9)	2/11/2022	8.26%(L+7.25%, Floor 1.00%)	3/1/2024	2,400	2,355	2,355
			Secured Debt	(9) (32)	2/11/2022	8.72%	3/1/2024	548	543	543
									2,898	2,898
Subtotal Non-Control/Non-Affiliate Investments (133.6% of net assets at fair value)									$851,577	$810,780
Total Portfolio Investments, June 30, 2022 (182.2% of net assets at fair value)									$1,102,733	$1,105,677
Short-Term Investments (16)
US Bank Money Market Account (21)									2,498	2,498
Total Short-Term Investments									$2,498	$2,498

momitor

(1)

All investments are Lower Middle Market portfolio investments, unless otherwise noted. See Note C—Fair Value Hierarchy for Investments—Portfolio Composition for a description of Lower Middle Market portfolio investments. All of the Company’s investments, unless otherwise noted, are encumbered as security for one of the Company’s Credit Facilities.

(2)	Debt investments are income producing, unless otherwise noted. Equity and warrants are non-income producing, unless otherwise noted by footnote (8), as described below.
(3)	See Note C—Fair Value Hierarchy for Investments—Portfolio Composition and Schedule 12-14 for a summary of geographic location of portfolio companies.
(4)	Principal is net of repayments. Cost is net of repayments and accumulated unearned income.
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
(9)

Index based floating interest rate is subject to contractual minimum interest rate. A majority of the variable rate loans in the Company’s investment portfolio bear interest at a rate that may be determined by reference to either LIBOR, SOFR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically resets every one, three, or six months at the borrower’s option. As noted in this schedule, 74% of the loans (based on the par amount) contain LIBOR or Term SOFR ("SOFR") floors which range between 0.63% and 2.00%, with a weighted-average floor of 1.03%.

(10)	Private Loan portfolio investment. See Note C—Fair Value Hierarchy for Investments—Portfolio Composition for a description of Private Loan portfolio investments.
(11)	Middle Market portfolio investment. See Note C—Fair Value Hierarchy for Investments—Portfolio Composition for a description of Middle Market portfolio investments.
(12)	Other Portfolio investment. See Note C—Fair Value Hierarchy for Investments—Portfolio Composition for a description of Other Portfolio investments.
(13)

Investment is not a qualifying asset as defined under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets.

(14)	Non-accrual and non-income producing investment.

MSC INCOME FUND, INC.

Consolidated Schedule of Investments (Continued)

June 30, 2022

(dollars in thousands)

(Unaudited)

(15)	All of the Company’s portfolio investments are generally subject to restrictions on resale as “restricted securities.”
(16)

Short-term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less. These short-term investments are included as Cash and cash equivalents on the Consolidated Balance Sheets.

(17)	Maturity date is under on-going negotiations with the portfolio company and other lenders, if applicable.
(18)	Investment fair value was determined using significant unobservable inputs, unless otherwise noted. See Note C—Fair Value Hierarchy for Investments—Portfolio Composition for further discussion.
(19)	PIK interest income and cumulative dividend income represent income not paid currently in cash.
(20)	All portfolio company headquarters are based in the United States, unless otherwise noted.
(21)	Effective yield as of June 30, 2022 was approximately 0.005% on the US Bank Money Market Account.
(22)	Investment date represents the date of initial investment in the security position.
(23)	Shares/Units represent ownership in a related Real Estate or HoldCo entity.
(24)	Investment is not unitized. Presentation is made in percent of fully diluted ownership unless otherwise indicated.
(25)	Warrants are presented in equivalent shares with a strike price of $10.92 per share.
(26)	Warrants are presented in equivalent units with a strike price of $14.28 per unit.
(27)	Warrants are presented in equivalent shares/units with a strike price of $0.01 per share/unit.
(28)

As of June 30, 2022, borrowings under the loan facility bear interest at LIBOR+6.00% (Floor 1.00%) or Prime+5.00%. Delayed draw term loan facility permits the borrower to make an interest rate election regarding the base rate on each draw under the facility. The rate presented represents a weighted-average rate for borrowings under the facility.

(29)

As of June 30, 2022, borrowings under the loan facility bear interest at LIBOR+6.50% (Floor 1.00%). Each new draw on the delayed draw term loan facility has a different floating rate reset date. The rate presented represents a weighted-average rate for borrowings under the facility.

(30)

As of June 30, 2022, borrowings under the loan facility bear interest at LIBOR+7.25% (Floor 1.00%). Each new draw on the delayed draw term loan facility has a different floating rate reset date. The rate presented represents a weighted-average rate for borrowings under the facility.

(31)

The security has an effective contractual interest rate of 2.00% PIK + LIBOR+6.50%, Floor 1.00%, but the issuer may, in its discretion, elect to pay the PIK interest in cash. The rate presented represents the effective current yield based on actual payments received during the period.

(32)

SOFR based contracts may include a credit spread adjustment (the “Adjustment”) that is charged in addition to the stated spread. The Adjustment is applied when the SOFR rate, plus the Adjustment, exceeds the stated floor rate, as applicable. As of June 30, 2022, SOFR based contracts in the portfolio had Adjustments ranging from 0.10% to 0.26%.

(33)	Portfolio company headquarters are located outside of the United States.

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

(1)

All investments are Lower Middle Market portfolio investments, unless otherwise noted. See Note C—Fair Value Hierarchy for Investments—Portfolio Composition for a description of Lower Middle Market portfolio

MSC INCOME FUND, INC.

Consolidated Schedule of Investments (Continued)

December 31, 2021

(dollars in thousands)

investments. All of the Company’s investments, unless otherwise noted, are encumbered as security for one of the Company’s Credit Facilities.
(2)	Debt investments are income producing, unless otherwise noted. Equity and warrants are non-income producing, unless otherwise noted by footnote (8), as described below.
(3)	See Note C—Fair Value Hierarchy for Investments—Portfolio Composition and Schedule 12-14 for a summary of geographic location of portfolio companies.
(4)	Principal is net of repayments. Cost is net of repayments and accumulated unearned income.
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
(9)

Index based floating interest rate is subject to contractual minimum interest rate. A majority of the variable rate loans in the Company’s investment portfolio bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically resets every one, three, or six months at the borrower's option. As noted in this schedule, 79% of the loans (based on the par amount) contain LIBOR floors which range between 0.63% and 2.00%, with a weighted-average LIBOR floor of 1.04%.

(10)	Private Loan portfolio investment. See Note C—Fair Value Hierarchy for Investments—Portfolio Composition for a description of Private Loan portfolio investments.
(11)	Middle Market portfolio investment. See Note C—Fair Value Hierarchy for Investments—Portfolio Composition for a description of Middle Market portfolio investments.
(12)	Other Portfolio investment. See Note C—Fair Value Hierarchy for Investments—Portfolio Composition for a description of Other Portfolio investments.
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
(16)

Short-term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less. These short-term investments are included as Cash and cash equivalents on the Consolidated Balance Sheets.

(17)	Maturity date is under on-going negotiations with the portfolio company and other lenders, if applicable.
(18)	Investment fair value was determined using significant unobservable inputs, unless otherwise noted. See Note C—Fair Value Hierarchy for Investments—Portfolio Composition for further discussion.
(19)	PIK interest income and cumulative dividend income represent income not paid currently in cash.
(20)	All portfolio company headquarters are based in the United States, unless otherwise noted.
(21)	Effective yield as of December 31, 2021 was approximately 0.005% on the US Bank Money Market Account and 0.01% on the Fidelity Institutional Money Market Funds.
(22)	Investment date represents the date of initial investment in the security position.
(23)	Shares/Units represent ownership in a related Real Estate or HoldCo entity.
(24)	Investment is not unitized. Presentation is made in percent of fully diluted ownership unless otherwise indicated.
(25)	Warrants are presented in equivalent shares with a strike price of $10.92 per share.
(26)	Warrants are presented in equivalent units with a strike price of $14.28 per unit.
(27)	Warrants are presented in equivalent shares/units with a strike price of $0.01 per share/unit.

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

MSC Income Fund was formed in November 2011 to operate as an externally managed business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). MSC Income Fund has elected to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As a result, MSC Income Fund generally does not pay corporate-level U.S. federal income taxes on any net ordinary taxable income or capital gains that it distributes to its stockholders.

On October 28, 2020, MSC Income Fund’s stockholders approved the appointment of MSC Adviser I, LLC (the “Adviser”), which is wholly-owned by Main Street Capital Corporation (“Main Street”), a New York Stock Exchange listed BDC, as MSC Income Fund’s investment adviser and administrator under an Investment Advisory and Administrative Services Agreement dated October 30, 2020 (the “Investment Advisory Agreement”). In such role, the Adviser has the responsibility to manage the business of MSC Income Fund, including the responsibility to identify, evaluate, negotiate and structure prospective investments, make investment and portfolio management decisions, monitor MSC Income Fund’s investment portfolio and provide ongoing administrative services.

MSC Income Fund has certain direct and indirect wholly-owned subsidiaries that have elected to be taxable entities (the “Taxable Subsidiaries”). The primary purpose of the Taxable Subsidiaries is to permit MSC Income Fund to hold equity investments in portfolio companies which are “pass-through” entities for tax purposes. MSC Income Fund also has certain direct and indirect wholly-owned subsidiaries formed for financing purposes (“Structured Subsidiaries”).

Unless otherwise noted or the context otherwise indicates, the terms “we,” “us,” “our” and the “Company” refer to MSC Income Fund and its consolidated subsidiaries, which includes the Taxable Subsidiaries and the Structured Subsidiaries.

2.           Basis of Presentation

The Company’s consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The Company is an investment company following accounting and reporting guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services—Investment Companies (“ASC 946”). For each of the periods presented herein, the Company’s consolidated financial statements include the accounts of MSC Income Fund and its consolidated subsidiaries. The Investment Portfolio, as used herein, refers to all of the Company’s investments in Private Loan portfolio companies, investments in LMM portfolio companies, investments in Middle Market portfolio companies and Other Portfolio investments (see Note C—Fair Value Hierarchy for Investments—Portfolio Composition for additional discussion of the Company’s Investment Portfolio and definitions for the defined terms Private Loan and Other Portfolio). The Company’s results of operations for the three and six months ended June 30, 2022 and 2021, cash flows for the six months ended June 30, 2022 and 2021, and financial position as of June 30, 2022 and December 31, 2021, are presented on a consolidated basis. The effects of all intercompany transactions between MSC Income Fund and its consolidated subsidiaries have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements of the Company are presented in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with U.S. GAAP are omitted. The unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2021. In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods included herein. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the operating results to be expected for the full year. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

Principles of Consolidation

Under ASC 946, the Company is precluded from consolidating other entities in which the Company has equity investments, including those in which it has a controlling interest, unless the other entity is another investment company. An exception to this general principle in ASC 946 occurs if the Company holds a controlling interest in an operating company that provides all or substantially all of its services directly to the Company or to its portfolio companies. Accordingly, as noted above, the Company’s consolidated financial statements include the financial position and operating results for the Taxable Subsidiaries and its Structured Subsidiaries. The Company has determined that none of its portfolio investments qualify for this exception. Therefore, the Company’s Investment Portfolio is carried on the Consolidated Balance Sheets at fair value, as discussed further in Note B.1.—Summary of Significant Accounting Policies—Valuation of the Investment Portfolio, with any adjustments to fair value recognized as “Net Unrealized Appreciation (Depreciation)” until the investment is realized, usually upon exit, resulting in any gain or loss being recognized as a “Net Realized Gain (Loss)”, in both cases, on the Consolidated Statements of Operations.

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

Private Loan investments may include investments which have no established trading market or have established markets that are not active. LMM investments and Other Portfolio investments generally have no established trading market, while Middle Market and short-term portfolio investments generally have established markets that are not active. The Company determines in good faith the fair value of its Investment Portfolio pursuant to a valuation policy in accordance with ASC 820, with such valuation process approved by its Board of Directors and in accordance with the 1940 Act. The Company’s valuation policies and processes are intended to provide a consistent basis for determining the fair value of the Company’s Investment Portfolio.

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

In addition to its internal valuation process, in arriving at estimates of fair value for its investments in its Private Loan portfolio companies, the Company, among other things, consults with a nationally recognized independent financial advisory services firm. The nationally recognized independent financial advisory services firm analyzes and provides observations and recommendations and an assurance certification regarding the Company’s determinations of the fair value of its Private Loan portfolio company investments. The nationally recognized independent financial advisory services firm is generally consulted relative to the Company’s investments in each Private Loan portfolio company at least once every calendar year, and for the Company’s investments in new Private Loan portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, the Company may determine that it is not cost effective, and as a result is not in its stockholders’ best interest, to consult with the nationally recognized independent financial advisory services firm on its investments in one or more Private Loan portfolio companies. Such instances include, but are not limited to, situations where the fair value of the Company’s investment in a Private Loan portfolio company is determined to be insignificant relative to the total Investment Portfolio. The Company consulted with and received an assurance certification from its independent financial advisory services firm in arriving at its determination of fair value on its investments in a total of 22 Private Loan portfolio companies for the six months ended June 30, 2022, representing 41% of the total Private Loan portfolio at fair value as of June 30, 2022, and on a total of 12 Private Loan portfolio companies for the six months ended June 30, 2021, representing 30% of the total Private Loan portfolio at fair value as of June 30, 2021. Excluding its investments in Private Loan portfolio companies that, as of June 30, 2022 and 2021, as applicable, had not been in the Investment Portfolio for at least twelve months subsequent to the initial investment and its investments in Private Loan portfolio companies that were not reviewed because the investment is valued based upon third-party quotes or other independent pricing, the percentage of the Private Loan portfolio reviewed and certified by the Company’s independent financial advisory services firm for the six months ended June 30, 2022 and 2021 was 48% and 42% of the total Private Loan portfolio at fair value as of June 30, 2022 and 2021, respectively.

In addition to its internal valuation process, in arriving at estimates of fair value for its investments in its LMM portfolio companies, the Company, among other things, consults with a nationally recognized independent financial advisory services firm. The nationally recognized independent financial advisory services firm analyzes and provides observations, recommendations and an assurance certification regarding the Company’s determinations of the fair value of its LMM portfolio company investments. The nationally recognized independent financial advisory services firm is generally consulted relative to the Company’s investments in each LMM portfolio company at least once every calendar year, and for the Company’s investments in new LMM portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, the Company may determine that it is not cost-effective, and as a result is not in its stockholders’ best interest, to consult with the nationally recognized independent financial advisory services firm on its investments in one or more LMM portfolio companies. Such instances include, but are not limited to, situations where the fair value of the Company’s investment in a LMM portfolio company is determined to be insignificant relative to the total Investment Portfolio. The Company consulted with and received an assurance certification from its independent financial advisory services firm in arriving at the Company’s determination of fair value on its investments in a total of 24 LMM portfolio companies for six months ended June 30, 2022, representing 60% of the total LMM portfolio at fair value as of June 30, 2022 and on a total of 18 LMM portfolio companies for the six months ended June 30, 2021, representing 55% of the total LMM portfolio at fair value as of June 30, 2021. Excluding its investments in LMM portfolio companies that, as of June 30, 2022 and 2021, as applicable, had not been in the Investment Portfolio for at least twelve months subsequent to the initial investment or whose primary purpose is to own real estate for which a third-party appraisal is obtained on at least an annual basis, the percentage of the LMM portfolio reviewed and certified by the Company’s independent financial advisory services firm was 63% and 59% of the total LMM portfolio at fair value as of June 30, 2022 and 2021, respectively.

For valuation purposes, all of the Company’s Middle Market portfolio investments are non-control investments. To the extent sufficient observable inputs are available to determine fair value, the Company uses observable inputs to determine the fair value of these investments through obtaining third-party quotes or other independent pricing. For Middle Market portfolio investments for which it has determined that third-party quotes or other independent pricing are not available or appropriate, the Company generally estimates the fair value based on the assumptions that it believes hypothetical market participants would use to value such Middle Market debt investments in a current hypothetical sale using the Yield-to-Maturity valuation method and such Middle Market equity investments in a current hypothetical sale using the Waterfall valuation method. The Company generally consults on a limited basis with a financial advisory services firm in connection with determining the fair value of its Middle Market portfolio investments due to the nature of these investments. The vast majority (87% and 93% as of June 30, 2022 and December 31, 2021, respectively) of the Middle Market portfolio investments (i) are valued using third party quotes or other independent pricing services, (ii) have received an assurance certification from independent financial services firm within the last twelve months or (iii) are new investments that have not been in the Investment Portfolio for at least twelve months subsequent to the initial investment.

For valuation purposes, all of the Company’s Other Portfolio investments are non-control investments. The Company’s Other Portfolio investments comprised 2.6% and 2.5% of the Company’s Investment Portfolio at fair value as of June 30, 2022 and December 31, 2021, respectively. Similar to the LMM investment portfolio, market quotations for Other Portfolio equity investments are generally not readily available. For its Other Portfolio equity investments, the Company generally determines the fair value of these investments using the NAV valuation method.

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

The Company uses an internally developed portfolio investment rating system in connection with its investment oversight, portfolio management and analysis and investment valuation procedures for its Private Loan, LMM and Middle Market portfolio companies. This system takes into account both quantitative and qualitative factors of the Private Loan, LMM and Middle Market portfolio companies.

In December 2020, the SEC adopted Rule 2a-5 under the 1940 Act, which permits a BDC’s board of directors to designate its executive officers or investment adviser as a valuation designee to determine the fair value for its investment portfolio, subject to the active oversight of the board. The Company’s Board of Directors has approved policies and procedures pursuant to Rule 2a-5 (the “Valuation Procedures”) and has designated the Adviser, led by a group of Main Street’s and the Adviser’s executive officers, to serve as the Board of Directors’ valuation designee. The Company adopted the Valuation Procedures effective April 1, 2021. The Company believes its Investment Portfolio as of June 30, 2022 and December 31, 2021 approximates fair value as of those dates based on the markets in which the Company operates and other conditions in existence on those reporting dates.

2.           Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results may differ from these estimates under different conditions or assumptions. Additionally, as explained in Note B.1.—Summary of Significant Accounting Policies—Valuation of the Investment Portfolio, the consolidated financial statements include investments in the Investment Portfolio whose values have been estimated by the Company pursuant to valuation policies and procedures approved and overseen by the Company’s Board of Directors, in the absence of readily ascertainable market values. Because of the inherent uncertainty of the Investment Portfolio valuations, those estimated values may differ materially from the values that would have been determined had a ready market for the securities existed.

Macroeconomic factors, including the COVID-19 pandemic, risk of recession, inflation, supply chain constraints or disruptions and rising interest rates, and the related effect on the U.S. and global economies, have impacted, and may continue to impact, the businesses and operating results of certain of the Company’s portfolio companies, as well as market interest rate spreads. As a result of these and other current effects of macroeconomic factors, as well as the uncertainty regarding the extent and duration of their impact, the valuation of the Company’s Investment Portfolio has and may continue to experience increased volatility.

3.           Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid investments with an original maturity of three months or less at the date of purchase. These highly liquid, short-term investments are included in the Consolidated Schedule of Investments. Cash and cash equivalents are carried at cost, which approximates fair value. At June 30, 2022, the Company had investments in short-term money market accounts totaling $2.5 million classified as cash equivalents.

At June 30, 2022, cash balances totaling $4.6 million exceeded Federal Deposit Insurance Corporation insurance protection levels, subjecting the Company to risk related to the uninsured balance. All of the Company’s cash deposits are held at large established high credit quality financial institutions and management believes that the risk of loss associated with any uninsured balances is remote.

4.            Interest, Dividend and Fee Income

The Company records interest and dividend income on the accrual basis to the extent amounts are expected to be collected. Dividend income is recorded as dividends are declared by the portfolio company or at the point an obligation exists for the portfolio company to make a distribution. In accordance with the Company’s valuation policies, the Company evaluates accrued interest and dividend income periodically for collectability. When a loan or debt security becomes 90 days or more past due, and if the Company otherwise does not expect the debtor to be able to service its debt obligation, the Company will generally place the loan or debt security on non-accrual status and cease recognizing interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. If a loan or debt security’s status significantly improves regarding the debtor’s ability to service the debt obligation, or if a loan or debt security is sold or written off, the Company removes it from non-accrual status.

As of June 30, 2022, the Company’s total Investment Portfolio had four investments on non-accrual status, which comprised 0.6% of its fair value and 2.7% of its cost. As of December 31, 2021, the Company’s total Investment Portfolio had four investments on non-accrual status, which comprised 0.7% of its fair value and 2.8% of its cost.

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

The Company holds certain debt and preferred equity instruments in its Investment Portfolio that contain payment-in-kind (“PIK”) interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed or sold. To maintain RIC tax treatment (as discussed in Note B.7.—Summary of Significant Accounting Policies —Income Taxes below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though the Company may not have collected the PIK interest and cumulative dividends in cash. The Company stops accruing PIK interest and cumulative dividends and writes off any accrued and uncollected interest and dividends in arrears when it determines that such PIK interest and dividends in arrears are no longer collectible. For the three months ended June 30, 2022 and 2021, (i) 3.5% and 2.5%, respectively, of the Company’s total investment income was attributable to PIK interest income not paid currently in cash and (ii) 0.3% and 0.6%, respectively, of the Company’s total investment income was attributable to cumulative dividend income not paid currently in cash. For the six months ended June 30, 2022 and 2021, (i) 2.7% and 2.4%, respectively, of the Company’s total investment income was attributable to PIK interest income not paid currently in cash and (ii) 1.1% and 0.7%, respectively, of the Company’s total investment income was attributable to cumulative dividend income not paid currently in cash.

The Company may periodically provide services, including structuring and advisory services, to its portfolio companies or other third parties. For services that are separately identifiable, fee income is recognized as earned. Fees received in connection with debt financing transactions are generally deferred and are accreted into income over the life of the financing.

A presentation of total investment income the Company received from its Investment Portfolio in each of the periods presented is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(dollars in thousands)
Interest, fee and dividend income:
Interest income	$21,162	$17,320	$41,231	$33,400
Dividend income	2,471	5,026	5,264	8,978
Fee income	706	150	1,245	390
Total interest, fee and dividend income	$24,339	$22,496	$47,740	$42,768

5.           Deferred Financing Costs

Deferred financing costs include commitment fees and other direct costs incurred in connection with arranging the Company’s borrowings. These costs were incurred in connection with the Company’s Credit Facilities (see Note E—Debt) and have been capitalized as an asset and reflected in the Consolidated Balance Sheets as Deferred financing costs. Deferred financing costs incurred in connection with the Series A Notes (as defined below in Note E—Debt) are recorded as a direct deduction from the principal amount outstanding.

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

To maintain RIC tax treatment (as discussed in Note B.7.—Summary of Significant Accounting Policies —Income Taxes below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though the Company may not have collected the interest income. For the three months ended June 30, 2022 and 2021, 2.6% and 4.8%, respectively, of the Company’s total investment income was attributable to interest income from the accretion of discounts associated with debt investments, net of any premium reduction. For the six months ended June 30, 2022 and 2021, 2.7% and 4.9%, respectively, of the Company’s total investment income was attributable to interest income from the accretion of discounts associated with debt investments, net of any premium reduction.

7.            Income Taxes

MSC Income Fund has elected to be treated for U.S. federal income tax purposes as a RIC. MSC Income Fund’s taxable income includes the taxable income generated by MSC Income Fund and certain of its subsidiaries, including the Structured Subsidiaries, which are treated as disregarded entities for tax purposes. As a RIC, MSC Income Fund generally will not pay corporate-level U.S. federal income taxes on any net ordinary taxable income or capital gains that MSC Income Fund distributes to its stockholders. MSC Income Fund must generally distribute at least 90% of its “investment company taxable income” (which is generally its net ordinary taxable income and realized net short-term capital gains in excess of realized net long-term capital losses) and 90% of its tax-exempt income to maintain its RIC status (pass-through tax treatment for amounts distributed). As part of maintaining RIC status, undistributed taxable income (subject to a 4% non-deductible U.S. federal excise tax) pertaining to a given fiscal year may be distributed up to twelve months subsequent to the end of that fiscal year, provided such dividends are declared on or prior to the later of (i) the filing of the U.S. federal income tax return for the applicable fiscal year or (ii) the fifteenth day of the ninth month following the close of the year in which such taxable income was generated.

The Taxable Subsidiaries primarily hold certain portfolio equity investments for the Company. The Taxable Subsidiaries permit the Company to hold equity investments in portfolio companies which are “pass-through” entities for tax purposes and to continue to comply with the “source-of-income” requirements contained in the RIC tax provisions of the Code. The Taxable Subsidiaries are consolidated with the Company for U.S. GAAP financial reporting purposes, and the portfolio investments held by the Taxable Subsidiaries are included in the Company’s consolidated financial statements as portfolio investments and recorded at fair value. The Taxable Subsidiaries are not consolidated with MSC Income Fund for income tax purposes and may generate income tax expense, or benefit, and tax assets and liabilities, as a result of their ownership of certain portfolio investments. The taxable income, or loss, of the Taxable Subsidiaries may differ from their book income, or loss, due to temporary book and tax timing differences and permanent differences. The Taxable Subsidiaries are each taxed at corporate income tax rates based on their taxable income. The income tax expense, or benefit, if any, and the related tax assets and liabilities, of the Taxable Subsidiaries are reflected in the Company’s consolidated financial statements.

The Taxable Subsidiaries use the liability method in accounting for income taxes. Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements, using statutory tax rates in effect for the year in which the temporary differences are expected to reverse. A valuation allowance is provided, if necessary, against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company’s net assets as included on the Consolidated Balance Sheets and Consolidated Statements of Changes in Net Assets include an adjustment to classification as a result of permanent book-to-tax differences, which include differences in the book and tax treatment of income and expenses.

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

To estimate the fair value of the Company’s Series A Notes as disclosed in Note E—Debt, the Company uses the Yield-to-Maturity valuation method based on projections of the discounted future free cash flows that the debt security will likely generate, including both the discounted cash flows of the associated interest and principal amounts for the debt security.

10.         Earnings per Share

Net increase in net assets resulting from operations per share and net investment income per share are computed utilizing the weighted-average number of shares of common stock outstanding for the period.

11.         Recently Issued or Adopted Accounting Standards

In March 2020, the FASB issued ASU 2020-04, “Reference rate reform (Topic 848)—Facilitation of the effects of reference rate reform on financial reporting.” The amendments in this update provide optional expedients and exceptions for applying U.S. GAAP to certain contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform and became effective upon issuance for all entities. The Company has agreements that have LIBOR as a reference rate with certain portfolio companies and also with certain lenders. Many of these agreements include language for choosing an alternative successor rate if LIBOR reference is no longer considered to be appropriate. Contract modifications are required to be evaluated in determining whether the modifications result in the establishment of new contracts or the continuation of existing contracts. The Company adopted this amendment in March 2020 and plans to apply the amendments in this update to account for contract modifications due to changes in reference rates when LIBOR reference is no longer used. The Company utilized the optional expedients and exceptions provided by ASU 2020-04 during the six months ended June 30, 2022, the effect of which was not material to the consolidated financial statements and the notes thereto. The Company continues to evaluate the potential impact that the amendments in this update will have on its consolidated financial statements and disclosures.

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

Investments recorded on the Company’s balance sheets are categorized based on the inputs to the valuation techniques as follows:

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

As of June 30, 2022 and December 31, 2021, the Company’s Private Loan portfolio investments primarily consisted of investments in interest-bearing secured debt investments. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of the Company’s Private Loan portfolio investments were categorized as Level 3 as of June 30, 2022 and December 31, 2021.

As of June 30, 2022 and December 31, 2021, all of the Company’s LMM portfolio investments consisted of illiquid securities issued by privately held companies and the fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of the Company’s LMM portfolio investments were categorized as Level 3 as of June 30, 2022 and December 31, 2021.

As of June 30, 2022 and December 31, 2021, the Company’s Middle Market portfolio investments consisted primarily of investments in secured and unsecured debt investments and independently rated debt investments. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of the Company’s Middle Market portfolio investments were categorized as Level 3 as of June 30, 2022 and December 31, 2021.

As of June 30, 2022 and December 31, 2021, the Company’s Other Portfolio investments consisted of illiquid securities issued by privately held companies and the fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of the Company’s Other Portfolio investments were categorized as Level 3 as of June 30, 2022 and December 31, 2021.

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

The use of significant unobservable inputs creates uncertainty in the measurement of fair value as of the reporting date. The significant unobservable inputs used in the fair value measurement of the Company’s LMM equity securities, which are generally valued through an average of the discounted cash flow technique and the market comparable/enterprise value technique (unless one of these approaches is determined to not be appropriate), are (i) EBITDA multiples and (ii) the weighted-average cost of capital (“WACC”). Significant increases (decreases) in EBITDA multiple inputs in isolation would result in a significantly higher (lower) fair value measurement. On the contrary, significant increases (decreases) in WACC inputs in isolation would result in a significantly lower (higher) fair value measurement. The significant unobservable inputs used in the fair value measurement of the Company’s Private Loan, LMM and Middle Market securities are (i) risk adjusted discount rates used in the Yield-to-Maturity valuation technique (see Note B.1.—Valuation of the Investment Portfolio) and (ii) the percentage of expected principal recovery. Significant increases (decreases) in any of these discount rates in isolation would result in a significantly lower (higher) fair value measurement. Significant increases (decreases) in any of these expected principal recovery percentages in isolation would result in a significantly higher (lower) fair value measurement. However, due to the nature of certain investments, fair value measurements may be based on other criteria, such as third-party appraisals of collateral and fair values as determined by independent third parties, which are not presented in the tables below.

The following tables provide a summary of the significant unobservable inputs used to fair value the Company’s Level 3 portfolio investments as of June 30, 2022 and December 31, 2021:

	Fair Value as of
	June 30,
Type of	2022		Significant		Weighted
Investment	(in thousands)	Valuation Technique	Unobservable Inputs	Range(3)	Average(3)	Median(3)
Equity investments	$222,161	Discounted cash flow	WACC	10.6% - 21.8%	14.4%	15.8%
		Market comparable / Enterprise value	EBITDA multiple(1)	4.3x - 8.9x(2)	7.2x	6.1x
Debt investments	759,854	Discounted cash flow	Risk adjusted discount factor	6.5% - 15.0%(2)	10.7%	10.3%
			Expected principal recovery percentage	0.6% - 200.0%	99.6%	100.0%
Debt investments	123,662	Market approach	Third‑party quote	5.8 - 99.8	89.7	94.5
Total Level 3 investments	$1,105,677
(1)	EBITDA may include proforma adjustments and/or other addbacks based on specific circumstances related to each investment.
(2)	Range excludes outliers that are greater than one standard deviation from the mean. Including these outliers, the range for EBITDA multiple is 3.0x - 15.7x and the range for risk adjusted discount factor is 5.0% - 38.5%.
(3)	Does not include investments for which the valuation technique does not include the use of the applicable fair value input.

	Fair Value as of
	December 31,
Type of	2021		Significant		Weighted
Investment	(in thousands)	Valuation Technique	Unobservable Inputs	Range(3)	Average(3)	Median(3)
Equity investments	$197,926	Discounted cash flow	WACC	10.1% - 19.1%	13.4%	14.8%
		Market comparable / Enterprise value	EBITDA multiple(1)	4.9x - 8.3x(2)	7.3x	6.2x
Debt investments	743,211	Discounted cash flow	Risk adjusted discount factor	5.2% - 15.0%(2)	8.1%	9.0%
			Expected principal recovery percentage	1.2% - 100.0%	100.0%	100.0%
Debt investments	135,999	Market approach	Third‑party quote	3 - 100.2	94.3	97.3
Total Level 3 investments	$1,077,136
(1)	EBITDA may include proforma adjustments and/or other addbacks based on specific circumstances related to each investment.
(2)	Range excludes outliers that are greater than one standard deviation from the mean. Including these outliers, the range for EBITDA multiple is 3.8x - 10.0x and the range for risk adjusted discount factor is 4.4% - 38.5%.
(3)	Does not include investments for which the valuation technique does not include the use of the applicable fair value input.

The following tables provide a summary of changes in fair value of the Company’s Level 3 portfolio investments for the six-month periods ended June 30, 2022 and 2021 (amounts in thousands):

					Net
	Fair Value	Transfers			Changes	Net		Fair Value
	as of	Into			from	Unrealized		as of
Type of	December 31,	Level 3	Redemptions/	New	Unrealized	Appreciation		June 30,
Investment	2021	Hierarchy	Repayments	Investments	to Realized	(Depreciation)	Other(1)	2022
Debt	$879,970	$—	$(82,934)	$115,610	$(699)	$(28,098)	$(333)	$883,516
Equity	196,374	—	(1,217)	4,099	(820)	23,018	333	221,787
Equity Warrant	792	—	—	—	—	(418)	—	374
	$1,077,136	$—	$(84,151)	$119,709	$(1,519)	$(5,498)	$—	$1,105,677
(1)	Includes the impact of non-cash conversions. These transactions represent non-cash investing activities. See additional cash flow information in the Consolidated Statements of Cash Flows.

					Net
	Fair Value	Transfers			Changes	Net		Fair Value
	as of	Into			from	Unrealized		as of
Type of	December 31,	Level 3	Redemptions/	New	Unrealized	Appreciation		June 30,
Investment	2020	Hierarchy	Repayments	Investments	to Realized	(Depreciation)	Other(1)	2021
Debt	$638,423	$—	$(95,438)	$237,146	$1,070	$4,183	$(976)	$784,408
Equity(2)	185,041	—	(12,997)	4,750	993	6,750	976	185,513
Equity Warrant	2,058	—	—	—	—	24	—	2,082
	$825,522	$—	$(108,435)	$241,896	$2,063	$10,957	$—	$972,003
(1)	Includes the impact of non-cash conversions. These transactions represent non-cash investing activities. See additional cash flow information at the Consolidated Statements of Cash Flows.
(2)	Includes the Company’s investment in CLO subordinated notes. (See Note D — Investment in Signal Peak CLO 7, Ltd.).

At June 30, 2022 and December 31, 2021, the Company's investments at fair value were categorized as follows in the fair value hierarchy for ASC 820 purposes:

		Fair Value Measurements
		(in thousands)
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
At June 30, 2022	Fair Value	(Level 1)	(Level 2)	(Level 3)
Private Loan portfolio investments	$611,151	$—	$—	$611,151
LMM portfolio investments	324,303	—	—	324,303
Middle Market portfolio investments	141,561	—	—	141,561
Other Portfolio investments	28,662	—	—	28,662
Total investments	$1,105,677	$—	$—	$1,105,677

		Fair Value Measurements
		(in thousands)
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
At December 31, 2021	Fair Value	(Level 1)	(Level 2)	(Level 3)
Private Loan portfolio investments	$575,865	$—	$—	$575,865
LMM portfolio investments	315,415	—	—	315,415
Middle Market portfolio investments	159,021	—	—	159,021
Other Portfolio investments	26,835	—	—	26,835
Total investments	$1,077,136	$—	$—	$1,077,136

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

The Company’s private loan (“Private Loan”) investment strategy involves investments in privately held companies that are generally consistent with the size of its Middle Market portfolio companies or LMM portfolio companies, and its Private Loan investments generally range in size from $1 million to $20 million. The Company’s Private Loan investments generally consist of loans that have been originated directly by Main Street or through strategic relationships with other investment funds on a collaborative basis, and are often referred to in the debt markets as “club deals.” The Company’s Private Loan portfolio debt investments are generally secured by a first priority lien on the assets of the portfolio company and typically have a term of between three and seven years from the original investment date. The Company may also invest alongside the sponsor in the equity securities of its Private Loan portfolio companies.

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

Investment income, consisting of interest, dividends and fees, can fluctuate dramatically due to various factors, including the level of new investment activity, repayments of debt investments or sales of equity interests. Investment income in any given year could also be highly concentrated among several portfolio companies. For the three and six months ended June 30, 2022 and 2021, the Company did not record investment income from any single portfolio company in excess of 10% of total investment income.

The following tables provide a summary of the Company’s investments in the Private Loan, LMM and Middle Market portfolios as of June 30, 2022 and December 31, 2021 (this information excludes the Other Portfolio investments, which are discussed further below):

	As of June 30, 2022
	Private Loan	LMM (a)	Middle Market

	(dollars in millions)
Number of portfolio companies	67	45	23
Fair value	$611.2	$324.3	$141.6
Cost	$620.9	$286.4	$169.4
Debt investments as a % of portfolio (at cost)	94.4%	72.0%	93.1%
Equity investments as a % of portfolio (at cost)	5.6%	28.0%	6.9%
% of debt investments at cost secured by first priority lien	99.9%	99.9%	98.6%
Weighted-average annual effective yield (b)	8.6%	11.2%	8.2%
Average EBITDA(c)	$39.5	$8.6	$74.3
(a)	At June 30, 2022, the Company had equity ownership in all of its LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was 9%.
(b)	The weighted-average annual effective yields were computed using the effective interest rates for all debt investments at cost as of June 30, 2022, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status. The weighted-average annual effective yield on the Company’s debt portfolio as of June 30, 2022 including debt investments on non-accrual status was 8.4% for its Private Loan portfolio, 10.8% for its LMM portfolio and 7.5% for its Middle Market portfolio. The weighted-average annual effective yield is not reflective of what an investor in shares of the Company’s common stock will realize on its investment because it does not reflect the Company’s utilization of debt capital in its capital structure, the Company’s expenses or any sales load paid by an investor.
(c)	The average EBITDA is calculated using a weighted-average for the Private Loan and Middle Market portfolios and a simple average for the LMM portfolio. These calculations exclude certain portfolio companies, including two Private Loan portfolio companies, as EBITDA is not a meaningful valuation metric for the Company’s investments in these portfolio companies, and those portfolio companies whose primary purpose is to own real estate.

	As of December 31, 2021
	Private Loan	LMM (a)	Middle Market

	(dollars in millions)
Number of portfolio companies	57	43	25
Fair value	$575.9	$315.4	$159.0
Cost	$576.3	$281.0	$184.2
Debt investments as a % of portfolio (at cost)	94.0%	72.2%	93.7%
Equity investments as a % of portfolio (at cost)	6.0%	27.8%	6.3%
% of debt investments at cost secured by first priority lien	98.5%	99.8%	98.8%
Weighted-average annual effective yield (b)	8.4%	10.8%	7.6%
Average EBITDA (c)	$38.0	$7.3	$85.9
(a)	At December 31, 2021, the Company had equity ownership in all of its LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was 9%.
(b)	The weighted-average annual effective yields were computed using the effective interest rates for all debt investments at cost as of December 31, 2021, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status. The weighted-average annual effective yield on the Company’s debt portfolio as of December 31, 2021 including debt investments on non-accrual status was 8.3% for its Private Loan portfolio, 10.5% for its LMM portfolio and 7.1% for its Middle Market portfolio. The weighted-average annual effective yield is not reflective of what an investor in shares of the Company’s common stock will realize on its investment because it does not reflect the Company’s utilization of debt capital in its capital structure, the Company’s expenses or any sales load paid by an investor.
(c)	The average EBITDA is calculated using a weighted-average for the Private Loan and Middle Market portfolios and a simple average for the LMM portfolio. These calculations exclude certain portfolio companies, including two Private Loan portfolio companies and one Middle Market portfolio company, as EBITDA is not a meaningful valuation metric for the Company’s investments in these portfolio companies, and those portfolio companies whose primary purpose is to own real estate.

For the three months ended June 30, 2022 and 2021, the Company achieved an annualized total return on investments of 5.2% and 15.0%, respectively. For the six months ended June 30, 2022 and 2021, the Company achieved an annualized total return on investments of 7.7% and 12.5%, respectively. For the year ended December 31, 2021, the Company achieved an annualized total return on investments of 17.9%. Total return on investments is calculated using the interest, dividend and fee income, as well as the realized and unrealized change in fair value of the Investment Portfolio for the specified period. The Company’s total return on investments is not reflective of what an investor in shares of the Company’s common stock will realize on its investment because it does not reflect the Company’s utilization of debt capital in its capital structure, the Company’s expenses or any sales load paid by an investor.

As of June 30, 2022, the Company had Other Portfolio investments in four companies, collectively totaling $28.7 million in fair value and $26.0 million in cost basis and which comprised 2.6% and 2.4% of the Company’s Investment Portfolio at fair value and cost, respectively. As of December 31, 2021, the Company had Other Portfolio investments in four companies, collectively totaling $26.8 million in fair value and $25.6 million in cost basis and which comprised 2.5% and 2.4% of the Company’s Investment Portfolio at fair value and cost, respectively.

The following tables summarize the composition of the Company’s total combined Private Loan portfolio investments, LMM portfolio investments and Middle Market portfolio investments at cost and fair value by type of investment as a percentage of the total combined Private Loan portfolio investments, LMM portfolio investments and

Middle Market portfolio investments, as of June 30, 2022 and December 31, 2021 (this information excludes the Other Portfolio investments, which are discussed above).

Cost:	June 30, 2022	December 31, 2021
First lien debt	88.0%	87.2%
Equity	11.6%	11.7%
Second lien debt	—%	0.7%
Equity warrants	0.1%	0.1%
Other	0.3%	0.3%
	100.0%	100.0%

Fair Value:	June 30, 2022	December 31, 2021
First lien debt	81.8%	82.8%
Equity	17.9%	16.1%
Second lien debt	—%	0.7%
Equity warrants	—%	0.1%
Other	0.3%	0.3%
	100.0%	100.0%

The following tables summarize the composition of the Company’s total combined Private Loan portfolio investments, LMM portfolio investments and Middle Market portfolio investments by geographic region of the United States and other countries at cost and fair value as a percentage of the total combined Private Loan portfolio investments, LMM portfolio investments and Middle Market portfolio investments, as of June 30, 2022 and December 31, 2021 (this information excludes the Other Portfolio investments). The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

Cost:	June 30, 2022	December 31, 2021
Northeast	23.1%	21.4%
Southwest	22.7%	24.8%
West	20.9%	22.3%
Southeast	18.0%	16.6%
Midwest	14.1%	14.0%
Canada	0.8%	0.9%
Other Non-United States	0.4%	—%
	100.0%	100.0%

Fair Value:	June 30, 2022	December 31, 2021
Southwest	25.2%	27.1%
Northeast	23.4%	21.4%
West	19.7%	21.4%
Southeast	15.7%	14.4%
Midwest	14.8%	14.8%
Canada	0.8%	0.9%
Other Non-United States	0.4%	—%
	100.0%	100.0%

The Company’s Private Loan portfolio investments, LMM portfolio investments and Middle Market portfolio investments are in companies conducting business in a variety of industries. The following tables summarize the composition of the Company’s total combined Private Loan portfolio investments, LMM portfolio investments and Middle Market portfolio investments by industry at cost and fair value as of June 30, 2022 and December 31, 2021 (this information excludes the Other Portfolio investments).

Cost:	June 30, 2022	December 31, 2021
Commercial Services & Supplies	11.6%	11.1%
Machinery	7.9%	7.9%
Internet Software & Services	7.1%	6.1%
Diversified Consumer Services	5.0%	4.4%
Distributors	4.5%	4.5%
IT Services	4.5%	4.3%
Health Care Providers & Services	4.3%	3.5%
Oil, Gas & Consumable Fuels	3.8%	4.2%
Specialty Retail	3.7%	3.8%
Construction & Engineering	3.6%	3.8%
Professional Services	3.5%	3.7%
Aerospace & Defense	3.5%	2.8%
Communications Equipment	3.4%	3.7%
Leisure Equipment & Products	2.9%	3.0%
Diversified Telecommunication Services	2.8%	4.5%
Containers & Packaging	2.5%	2.6%
Building Products	2.3%	2.3%
Media	2.2%	2.0%
Diversified Financial Services	2.2%	2.3%
Textiles, Apparel & Luxury Goods	1.9%	2.0%
Hotels, Restaurants & Leisure	1.9%	2.1%
Internet & Catalog Retail	1.5%	1.6%
Household Products	1.5%	1.2%
Energy Equipment & Services	1.4%	1.4%
Health Care Equipment & Supplies	1.2%	0.8%
Electrical Equipment	1.2%	0.9%
Food Products	1.1%	1.2%
Food & Staples Retailing	1.1%	1.1%
Software	1.0%	1.0%
Trading Companies & Distributors	—%	1.1%
Other (1)	4.9%	5.1%
	100.0%	100.0%
(1)	Includes various industries with each industry individually less than 1.0% of the total combined Private Loan portfolio investments, LMM portfolio investments and Middle Market portfolio investments at each date.

Fair Value:	June 30, 2022	December 31, 2021
Commercial Services & Supplies	11.1%	10.6%
Machinery	9.4%	9.3%
Internet Software & Services	6.3%	5.5%
Diversified Consumer Services	5.8%	5.3%
Distributors	4.9%	4.6%
IT Services	4.3%	4.2%
Health Care Providers & Services	4.1%	3.5%
Construction & Engineering	3.9%	4.2%
Oil, Gas & Consumable Fuels	3.6%	3.7%
Specialty Retail	3.5%	3.8%
Aerospace & Defense	3.4%	2.7%
Leisure Equipment & Products	2.9%	3.1%
Containers & Packaging	2.8%	2.9%
Professional Services	2.7%	2.9%
Diversified Telecommunication Services	2.7%	4.5%
Media	2.4%	2.1%
Building Products	2.3%	2.4%
Diversified Financial Services	2.2%	2.4%
Internet & Catalog Retail	2.0%	1.7%
Textiles, Apparel & Luxury Goods	1.9%	1.9%
Construction Materials	1.9%	1.5%
Computers & Peripherals	1.6%	1.7%
Software	1.4%	1.3%
Communications Equipment	1.4%	2.1%
Hotels, Restaurants & Leisure	1.4%	1.4%
Electrical Equipment	1.3%	1.0%
Household Products	1.3%	1.2%
Food & Staples Retailing	1.1%	1.1%
Energy Equipment & Services	1.0%	1.1%
Air Freight & Logistics	1.0%	1.1%
Food Products	0.9%	1.1%
Trading Companies & Distributors	—%	1.2%
Other (1)	3.5%	2.9%
	100.0%	100.0%
(1)	Includes various industries with each industry individually less than 1.0% of the total combined Private Loan portfolio investments, LMM portfolio investments and Middle Market portfolio investments at each date.

At June 30, 2022 and December 31, 2021, the Company had no portfolio investment that was greater than 10% of the Investment Portfolio at fair value.

Unconsolidated Significant Subsidiaries

In accordance with Rules 3-09 and 4-08(g) of Regulation S-X, the Company must determine which of its unconsolidated controlled portfolio companies, if any, are considered “significant subsidiaries.” In evaluating its unconsolidated controlled portfolio companies in accordance with Regulation S-X, there are two tests that the Company must utilize to determine if any of the Company’s Control Investments (as defined in Note A—Organization and Basis of Presentation, including those unconsolidated portfolio companies defined as Control Investments in which the Company does not own greater than 50% of the voting securities or maintain greater than 50% of the board representation) are considered significant subsidiaries: the investment test and the income test. The investment test is generally measured by dividing the Company’s investment in the Control Investment by the value of the Company’s total investments. The income test is generally measured by dividing the absolute value of the combined sum of total investment income, net realized gain (loss) and net unrealized appreciation (depreciation) from the relevant Control Investment for the period being tested by the absolute value of the Company’s change in net assets resulting from operations for the same period. Rules 3-09 and 4-08(g) of Regulation S-X require the Company to include (1) separate audited financial statements of an unconsolidated majority-owned subsidiary (Control Investments in which the Company owns greater than 50% of the voting securities) in an annual report and (2) summarized financial information of a Control Investment in a quarterly report, respectively, if certain thresholds of the investment or income tests are exceeded and the unconsolidated portfolio company qualifies as a significant subsidiary.

As of June 30, 2022 and December 31, 2021, the Company had no single investment that qualified as a significant subsidiary under either the investment or income tests.

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

On May 8, 2019, HMS-ORIX Holdings I LLC, a wholly-owned subsidiary of HMS-ORIX, which held all of the investments in broadly-syndicated loans held by HMS-ORIX, was merged (the “HMS-ORIX Holdings Merger”) into Mariner CLO 7, Ltd., an exempted company incorporated under the laws of the Cayman Islands (“Mariner CLO”). In connection with the HMS-ORIX Holdings Merger, HMS-ORIX made certain distributions to its members. The Company used the cash proceeds it received from the HMS-ORIX Holdings Merger to purchase an aggregate principal amount of $25.9 million of the “Subordinated Notes” (the equity tranche of the CLO’s securities) due in 2032 issued by Mariner CLO in connection with an offering of $405.9 million aggregate principal amount of notes (the “CLO Offering”). After distribution to its members of residual cash remaining after the HMS-ORIX Holdings Merger, HMS-ORIX was fully liquidated on September 26, 2019. On October 8, 2020, Mariner CLO changed its name to Signal Peak CLO 7, Ltd. (“Signal Peak CLO”). The Company sold its entire position in the Signal Peak CLO on December 16, 2021.

For the three and six months ended June 30, 2021, the Company recognized $0.6 million and $1.3 million, respectively, of interest income in respect of its investment in Signal Peak CLO.

NOTE E—DEBT

Summary of debt as of June 30, 2022 is as follows:

	Outstanding Balance	Unamortized Debt Issuance Costs (2)	Recorded Value	Estimated Fair Value (1)

	(dollars in thousands)
JPM SPV Facility	$267,688	$—	$267,688	$267,688
Series A Notes	150,000	(1,293)	148,707	143,293
TIAA Credit Facility	84,000	—	84,000	84,000
Total Debt	$501,688	$(1,293)	$500,395	$494,981
(1)

Estimated fair value for outstanding debt if the Company had adopted the fair value option under ASC 825. See discussion of the methods used to estimate the fair value of the Company’s debt in Note B.9.—Fair Value of Financial Instruments.

(2)

The unamortized debt issuance costs for the Credit Facilities are reflected as Deferred financing costs on the Consolidated Balance Sheets, while the deferred debt issuance costs related to the Series A Notes are reflected as a direct deduction to the Series A Notes on the Consolidated Balance Sheets.

Summary of debt as of December 31, 2021 is as follows:

	Outstanding Balance	Unamortized Debt Issuance Costs (2)	Recorded Value	Estimated Fair Value (1)

	(dollars in thousands)
JPM SPV Facility	$273,688	$—	$273,688	$273,688
TIAA Credit Facility	153,000	—	153,000	153,000
Series A Notes	77,500	(1,316)	76,184	77,491
Total Debt	$504,188	$(1,316)	$502,872	$504,179
(1)

Estimated fair value for outstanding debt if the Company had adopted the fair value option under ASC 825. See discussion of the methods used to estimate the fair value of the Company’s debt in Note B.9.—Fair Value of Financial Instruments.

(2)

The unamortized debt issuance costs for the Credit Facilities are reflected as Deferred financing costs on the Consolidated Balance Sheets, while the deferred debt issuance costs related to the Series A Notes are reflected as a direct deduction to the Series A Notes on the Consolidated Balance Sheets.

Summarized interest expense for the three and six months ended June 30, 2022 and 2021 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(dollars in thousands)
JPM SPV Facility	$2,881	$2,206	$5,274	$3,572
Series A Notes	1,584	—	3,004	—
TIAA Credit Facility	834	568	1,549	956
Deutsche Bank Credit Facility (1)	—	—	—	1,046
Main Street Term Loan (2)	—	526	—	890
Total Interest Expense	$5,299	$3,300	$9,827	$6,464
(1)	Deutsche Bank Credit Facility was fully repaid and extinguished on February 3, 2021.
(2)	Main Street Term Loan was fully repaid and extinguished on October 22, 2021.

TIAA Credit Facility

The Company is a party to a senior secured revolving credit agreement dated March 6, 2017 (as amended, the “TIAA Credit Facility”) with TIAA, FSB (“TIAA Bank”), as administrative agent, and with TIAA Bank and other financial institutions as lenders. As of June 30, 2022, the TIAA Credit Facility included (i) total commitments of $165.0 million, (ii) an accordion feature with the right to request an increase of commitments under the facility from new and existing lenders on the same terms and conditions as the existing commitments up to $200.0 million of total commitments and (iii) a revolving period and maturity date to September 1, 2025 and March 1, 2026, respectively, with two, one-year extension options with lender approval.

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

The TIAA Credit Facility permits the creation of certain “Structured Subsidiaries,” which are not guarantors under the TIAA Credit Facility and which are permitted to incur debt outside of the TIAA Credit Facility. Borrowings under the TIAA Credit Facility are secured by all of the Company’s assets, other than the assets of Structured Subsidiaries, or immaterial subsidiaries, as well as all of the assets, and a pledge of equity ownership interests, of any future subsidiaries of the Company (other than Structured Subsidiaries or immaterial subsidiaries). The TIAA Credit Facility contains affirmative and negative covenants usual and customary for credit facilities of this nature, including: (i) maintaining a minimum interest coverage ratio of at least 2.00 to 1.00; (ii) maintaining an asset coverage ratio of at least 2.00 to 1.00; and (iii) maintaining a minimum consolidated tangible net worth, excluding Structured Subsidiaries, of at least the greater of (a) the aggregate amount of the revolver commitments or (b) $50.0 million. Further, the TIAA Credit Facility contains limitations on incurrence of other indebtedness (other than by the Structured Subsidiaries), limitations on industry concentration, and an anti hoarding provision to protect the collateral under the TIAA Credit Facility. Additionally, the Company must provide information to TIAA Bank on a regular basis, preserve its corporate existence, comply with applicable laws, including the 1940 Act, pay obligations when they become due, and invest the proceeds of the sales of common stock in accordance with its investment objectives and strategies (as set forth in the TIAA Credit Facility). Further, the credit agreement contains usual and customary default provisions including: (i) a default in the payment of interest and principal; (ii) insolvency or bankruptcy of the Company; (iii) a material adverse change in the Company’s business; or (iv) breach of any covenant, representation or warranty in the loan agreement or other credit documents and failure to cure such breach within defined periods. Additionally, the TIAA Credit Facility requires the Company to obtain written approval from the administrative agent prior to entering into any material amendment, waiver or other modification of any provision of the Investment Advisory Agreement.

As of June 30, 2022, the interest rate on the TIAA Credit Facility was 3.46%. The average interest rate for borrowings under the TIAA Credit Facility was 3.17% and 2.71% per annum for the three months ended June 30, 2022 and 2021 respectively, and 2.86% and 2.70% per annum for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, the Company was not aware of any instances of noncompliance with covenants related to the TIAA Credit Facility.

JPM SPV Facility

On February 3, 2021, MSIF Funding LLC (“MSIF Funding”), a wholly-owned Structured Subsidiary that primarily holds originated loan investments, entered into a senior secured revolving credit facility (as amended from time to time, the “JPM SPV Facility”) by and among JPMorgan Chase Bank, National Association (“JPM”), as administrative agent, and U.S. Bank, N.A., as collateral agent and collateral administrator and the Company as portfolio manager. The revolving period under the JPM SPV Facility expires on February 3, 2024 and the JPM SPV Facility is scheduled to mature on February 3, 2025. Advances under the JPM SPV Facility bear interest at a per annum rate equal to the three month LIBOR in effect, plus the applicable margin of 2.90% per annum. MSIF Funding also pays a commitment fee of 0.75% per annum on the average daily unused amount of the financing commitments until the third anniversary of the JPM SPV Facility. As of June 30, 2022, the JPM SPV Facility included total commitments of $325.0 million and an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments and borrowing availability to up to $450.0 million.

As of June 30, 2022, the interest rate on the JPM SPV Facility, excluding amortization of deferred financing costs and unused fees, was 3.94%. The average cost of borrowings on the JPM SPV Facility, excluding amortization of deferred financing costs and unused fees, was 3.88% and 3.10% per annum for the three months ended June 30, 2022 and June 30, 2021, respectively, and 3.50% and 3.10% per annum for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, the Company was not aware of any instances of noncompliance with covenants related to the JPM SPV Facility.

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

The Note Purchase Agreement also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness of the Company or subsidiary guarantors subject to a cure pass-through, certain judgments and orders and certain events of bankruptcy. As of June 30, 2022, the Company was not aware of any instances of noncompliance with covenants related to the Series A Notes.

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

Deutsche Bank Credit Facility

On May 18, 2015, HMS Funding I LLC (“HMS Funding”), a wholly-owned Structured Subsidiary, entered into an amended and restated credit agreement (as amended, the “Deutsche Bank Credit Facility”) among HMS Funding, as borrower, the Company, as equity holder and as servicer, Deutsche Bank AG, New York Branch (“Deutsche Bank”), as administrative agent, the financial institutions party thereto as lenders (together with Deutsche Bank, the “HMS Funding Lenders”), and U.S. Bank National Association, as collateral agent and collateral custodian. On February 3, 2021, the total amount outstanding on the facility under the Deutsche Bank Credit Facility was fully repaid. As a result, the Company recorded a loss on the extinguishment of debt in the amount of $2.1 million, which represented the write-off of the unamortized deferred financing fees related to the Deutsche Bank Credit Facility.

For the six months ended June 30, 2021, the average cost of borrowings on the Deutsche Bank Credit Facility was 2.93% per annum.

NOTE F—FINANCIAL HIGHLIGHTS

	Six Months Ended June 30,
Per Share Data:	2022	2021
NAV at the beginning of the period	$7.68	$7.28
Net investment income(1)	0.32	0.33
Net realized gain (loss) (1)(2)	0.01	(0.04)
Net unrealized appreciation (depreciation)(1)(2)	(0.09)	0.16
Income tax benefit (provision)(1)(2)	(0.01)	—
Net increase in net assets resulting from operations(1)	0.23	0.45
Dividends paid from net investment income	(0.32)	(0.23)
Distributions from capital gains	(0.01)	—
Dividends paid or accrued(3)	(0.33)	(0.23)
Other(4)	—	0.01
NAV at the end of the period	$7.58	$7.51
Shares outstanding at the end of the period	80,011,721	79,716,361
Weighted-average shares of common stock outstanding	79,915,291	79,791,881
(1)	Based on weighted-average number of common shares outstanding for the period.
(2)	Net realized gains or losses, net unrealized appreciation or depreciation, and income taxes can fluctuate significantly from period to period.
(3)	Represents stockholder dividends paid or accrued for the period.
(4)	Includes the impact of the different share amounts as a result of calculating certain per share data based on the weighted-average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.

	Six Months Ended June 30,
	2022	2021

	(dollars in thousands)

NAV at end of period	$606,859	$598,612
Average NAV	$612,219	$587,519
Average outstanding debt	$489,188	$260,568
Ratios to average NAV:
Ratio of total expenses to average NAV(1)(2)(3)(5)	3.81%	2.96%
Ratio of operating expenses to average NAV(2)(3)(5)	3.62%	2.82%
Ratio of operating expenses, excluding interest expense, to average NAV(2)(3)(5)	2.01%	1.72%
Ratio of net investment income to average NAV(2)(5)	4.18%	4.46%
Portfolio turnover ratio(2)	6.79%	11.17%
Total return based on change in NAV(2)(4)(5)	2.94%	6.32%
(1)	Total expenses are the sum of operating expenses and net income tax provision/benefit. Net income tax provision/benefit includes the accrual of net deferred tax provision/benefit relating to the net unrealized appreciation/depreciation on portfolio investments held in Taxable Subsidiaries and due to the change in the loss carryforwards, which are non-cash in nature and may vary significantly from period to period. The Company is required to include net deferred tax provision/benefit in calculating its total expenses even though these net deferred taxes are not currently payable/receivable.
(2)	Not annualized.
(3)	Unless otherwise noted, operating expenses include interest and general and administrative expenses.

(4)	Total return is calculated based on the change in NAV per share and stockholder distributions declared per share during the reporting period, divided by the NAV per share at the beginning of the period. The total return does not reflect the sales load from the sale of the Company’s common stock.
(5)	Net of expense waivers of $2.2 million and $2.1 million for the six months ended June 30, 2022 and June 30, 2021, respectively. Excluding these expense waivers, the expense and income ratios are as follows:

	Six Months Ended June 30,
	2022	2021

Ratio of total expenses to average NAV(1)(2)(3)	4.16%	3.33%
Ratio of operating expenses to average NAV(2)(3)	3.97%	3.18%
Ratio of operating expenses excluding interest expense to average NAV(2)(3)	2.37%	2.08%
Ratio of net investment income to average NAV(2)	3.82%	4.11%
Total return based on change in NAV(2)(4)	2.59%	5.88%

See footnotes (1), (2), (3) and (4) immediately prior to this table.

NOTE G—DIVIDENDS, DISTRIBUTIONS AND TAXABLE INCOME

The Company currently pays quarterly dividends to its stockholders. Future quarterly dividends, if any, will be determined by its Board of Directors on a quarterly basis. The Company paid or accrued dividends to its common stockholders of $12.8 million, or $0.16 per share, during the three months ended June 30, 2022, and $26.0 million, or $0.325 per share, during the six months ended June 30, 2022, compared to $10.0 million, or $0.125 per share, during the three months ended June 30, 2021, and $17.9 million, or $0.225 per share, during the six months ended June 30, 2021.

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

Listed below is a reconciliation of “Net increase in net assets resulting from operations” to taxable income and to total distributions declared to common stockholders for the six months ended June 30, 2022 and 2021.

	Six Months Ended June 30,
	2022	2021

	(estimated, dollars in thousands)

Net increase in net assets resulting from operations	$18,038	$36,112
Net unrealized (appreciation) depreciation	7,017	(13,020)
Income tax provision	1,159	830
Pre-tax book (income) loss not consolidated for tax purposes	(2,366)	(8,770)
Book income (loss) and tax income differences, including debt origination, structuring fees, dividends, realized gains and changes in estimates	(536)	673
Estimated taxable income (1)	23,312	15,825
Taxable income earned in prior year and carried forward for distribution in current year	23,276	29,173
Taxable income earned prior to period end and carried forward for distribution next period	(33,410)	(37,037)
Dividend accrued as of period end and paid-in the following period	12,802	9,964
Taxable income earned to be carried forward	(20,608)	(27,073)
Total distributions accrued or paid to common stockholders	$25,980	$17,925
(1)	MSC Income Fund’s taxable income for each period is an estimate and will not be finally determined until MSC Income Fund files its tax return for each year. Therefore, the final taxable income, and the taxable income earned in each period and carried forward for distribution in the following period, may be different than this estimate.

The Taxable Subsidiaries primarily hold certain equity portfolio investments for the Company. The Taxable Subsidiaries permit the Company to hold equity investments in portfolio companies which are “pass-through” entities for tax purposes and to continue to comply with the “source-of-income” requirements contained in the RIC tax provisions of the Code. The Taxable Subsidiaries are consolidated with MSC Income Fund for U.S. GAAP financial reporting purposes, and the portfolio investments held by the Taxable Subsidiaries are included in the Company’s consolidated financial statements as portfolio investments and recorded at fair value. The Taxable Subsidiaries are not consolidated with MSC Income Fund for income tax purposes and may generate income tax expense, or benefit, and tax assets and liabilities, as a result of their ownership of certain portfolio investments. The taxable income, or loss, of the Taxable Subsidiaries may differ from their book income, or loss, due to temporary book and tax timing differences and permanent differences. The Taxable Subsidiaries are each taxed at corporate income tax rates based on their taxable income. The income tax expense, or benefit, if any, and the related tax assets and liabilities, of the Taxable Subsidiaries are reflected in the Company’s consolidated financial statements.

The income tax expense (benefit) for the Company is generally composed of (i) deferred tax expense (benefit), which is primarily the result of the net activity relating to the portfolio investments held in the Taxable Subsidiaries, including changes in loss carryforwards, changes in net unrealized appreciation or depreciation and other temporary book tax differences, and (ii) current tax expense, which is primarily the result of current U.S. federal income and state taxes and excise taxes on the Company’s estimated undistributed taxable income. The income tax expense, or benefit, and the related tax assets and liabilities generated by the Taxable Subsidiaries, if any, are reflected in the Company’s

Consolidated Statements of Operations. The Company’s provision for income taxes was comprised of the following for the three and six months ended June 30, 2022 and 2021 (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Current tax expense (benefit):
Federal	$(5)	$—	$3	$—
State	168	82	315	169
Excise	475	352	663	661
Total current tax expense (benefit)	638	434	981	830
Deferred tax expense (benefit):
Federal	53	—	168	—
State	4	—	10	—
Total deferred tax expense (benefit)	57	—	178	—

Total income tax provision (benefit)	$695	$434	$1,159	$830

The net deferred tax liability at June 30, 2022 and December 31, 2021 was $0.2 million and $0, respectively, with the change primarily related to net unrealized appreciation or depreciation, loss carryforwards and other temporary book-tax differences relating to portfolio investments held by the Taxable Subsidiaries. The Company recorded a valuation allowance to reduce the carrying value of certain deferred tax assets to the amount that more likely than not can be realized.

At June 30, 2022, for U.S. federal income tax purposes, the Taxable Subsidiaries had net operating loss carryforwards generated in 2019 and future periods that are not subject to expiration. The net operating losses will carryforward indefinitely until utilized. The net capital loss carryforwards of the Company will expire in various taxable years 2023 through 2025. Additionally, the Taxable Subsidiaries have interest expense limitation carryforwards which have an indefinite carryforward period.

NOTE H—SHARE REPURCHASE PROGRAM

Prior to March 31, 2020, the Company historically conducted quarterly tender offers pursuant to its share repurchase program. On March 31, 2020, the Company’s Board of Directors unanimously approved a temporary suspension of the Company’s share repurchase program commencing with the second quarter of 2020. The Company’s Board of Directors determined that it was in the best interest of the Company to suspend the share repurchase program in order to preserve financial flexibility and liquidity given the potential prolonged impact of COVID-19. From April 2020 through March 2021, the share repurchase program remained suspended due to the impacts of the COVID-19 pandemic. On March 8, 2021, the Company announced that the Board of Directors approved the reinstatement of the share repurchase program following the payment of the dividend declared by the Board of Directors for payment on April 1, 2021, and the Company has conducted quarterly tender offers pursuant to its share repurchase program since then.

Under the terms of the reinstated share repurchase program, the Company offers to purchase shares at the NAV per share on the repurchase date. The amount of shares of the Company’s common stock to be repurchased during any calendar quarter may be equal to the lesser of (i) the number of shares of common stock the Company could repurchase with the proceeds it received from the issuance of common stock under the Company’s dividend reinvestment plan or (ii) 2.5% of the weighted-average number of shares of common stock outstanding in the prior four calendar quarters. Upon resuming making offers to repurchase shares pursuant to the share repurchase program in April 2021, the Company has limited repurchase offers to the number of shares of common stock it can repurchase with 90% of the cash retained as a result of issuances of common stock under the Company’s dividend reinvestment plan.

At the discretion of the Board of Directors, the Company may also use cash on hand, cash available from borrowings and cash from the sale of investments as of the end of the applicable period to repurchase shares. The Company’s Board of Directors may amend, suspend or terminate the share repurchase program upon 30 days’ notice. Since inception of its share repurchase program, the Company has funded the repurchase of $121.0 million in shares of common stock as of June 30, 2022. For the three months ended June 30, 2022 and 2021, the Company funded $4.5 million and $2.9 million, respectively, for shares of its common stock tendered for repurchase under the plan. For the six months ended June 30, 2022 and 2021, the Company funded $8.0 million and $2.9 million, respectively, for shares of its common stock tendered for repurchase under the plan.

NOTE I—DIVIDEND REINVESTMENT PLAN

The Company has adopted a dividend reinvestment plan (“DRIP”) that provides for the reinvestment of dividends on behalf of stockholders. As a result, if the Company declares a cash dividend, stockholders who have “opted in” to the DRIP will have their cash dividend automatically reinvested into additional shares of MSC Income Fund common stock.  The number of shares of common stock to be issued to a stockholder under the DRIP shall be determined by dividing the total dollar amount of the distribution payable to such stockholder by a price per share of common stock determined by the Company’s Board of Directors or a committee thereof, in its sole discretion, that is (i) not less than the net asset value per share of common stock determined in good faith by the Board of Directors or a committee thereof, in its sole discretion, within 48 hours prior to the payment of the distribution (the “NAV per share”) and (ii) not more than 2.5% greater than the NAV per share as of such date.

Summarized DRIP information for the six months ended June 30, 2022 and 2021 is as follows:

	Six Months Ended June 30,
	2022	2021

	($ in millions)
DRIP participation	$8.8	$3.2
Shares issued for DRIP	1,115,516	424,455

NOTE J—COMMITMENTS AND CONTINGENCIES

At June 30, 2022, the Company had the following outstanding commitments (in thousands):

Investments with equity capital commitments that have not yet funded:	Amount

Brightwood Capital Fund III, LP	$100
Freeport First Lien Loan Fund III LP	4,871
HPEP 3, L.P.	1,555

Total Equity Commitments	$6,526

Investments with commitments to fund revolving loans that have not been fully drawn or term loans with additional commitments not yet funded:

Winter Services LLC	$5,556
MonitorUS Holding, LLC	4,093
NWN Corporation	3,488
CaseWorthy, Inc.	3,400
Infolinks Media Buyco, LLC	3,150
NinjaTrader, LLC	3,078
Roof Opco, LLC	2,450
ArborWorks, LLC	2,236
SI East, LLC	1,750
American Health Staffing Group, Inc.	1,667
Xenon Arc, Inc.	1,600
Evergreen North America Acquisitions, LLC	1,548
IG Parent Corporation	1,542
KMS, LLC	1,357
RA Outdoors LLC	1,235
Mako Steel, LP	1,217
Bettercloud, Inc.	1,216
Paragon Healthcare, Inc.	1,000
Burning Glass Intermediate Holding Company, Inc.	929
Interface Security Systems, L.L.C	898
Adams Publishing Group, LLC	847

Student Resource Center, LLC	833
Flip Electronics LLC	818
VVS Holdco, LLC	800
Watterson Brands, LLC	789
Invincible Boat Company, LLC.	768
DTE Enterprises, LLC	750
JTI Electrical & Mechanical, LLC	702
West Star Aviation Acquisition, LLC	667
GRT Rubber Technologies LLC	660
MB2 Dental Solutions, LLC	656
Classic H&G Holdco, LLC	610
Centre Technologies Holdings, LLC	600
Engineering Research & Consulting, LLC	559
Cody Pools, Inc.	550
Robbins Bros. Jewelry, Inc.	500
The Affiliati Network, LLC	500
Wall Street Prep, Inc.	500
SIB Holdings, LLC	442
Trantech Radiator Topco, LLC	400
Chamberlin Holding LLC	400
Acumera, Inc.	391
South Coast Terminals Holdings, LLC	381
Direct Marketing Solutions, Inc.	375
Hawk Ridge Systems, LLC	354
Microbe Formulas, LLC	347
AVEX Aviation Holdings, LLC	300
Batjer TopCo, LLC	300
Gamber-Johnson Holdings, LLC	300
NuStep, LLC	300
ATS Operating, LLC	250
Dynamic Communities, LLC	250
Mystic Logistics Holdings, LLC	200
Career Team Acquireco LLC	200
Johnson Downie Opco, LLC	200
Orttech Holdings, LLC	156
Flame King Holdings, LLC	100
BDS Solutions IntermediateCo, LLC	95
Zips Car Wash, LLC	52
Datacom, LLC	50

Total Loan Commitments	$61,362

Total Commitments	$67,888

The Company will fund its unfunded commitments from the same sources it uses to fund its investment commitments that are funded at the time they are made (which are typically through existing cash and cash equivalents and borrowings under the Credit Facilities). The Company follows a process to manage its liquidity and ensure that it has available capital to fund its unfunded commitments as necessary. The Company had no unrealized appreciation or depreciation on the outstanding unfunded commitments as of June 30, 2022.

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

Pursuant to the Investment Advisory Agreement, the Company pays the Adviser a base management fee and incentive fees as compensation for the services described above. The base management fee is calculated at an annual rate of 1.75% of the Company’s average gross assets. The term “gross assets” means total assets of the Company as disclosed on the Company’s balance sheets. “Average gross assets” are calculated based on the Company’s gross assets at the end of the two most recently completed calendar quarters. The base management fee is payable quarterly in arrears. The base management fee is expensed as incurred.

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

For the three months ended June 30, 2022 and 2021, the Company incurred base management fees of $5.0 million and $4.2 million, respectively. The Adviser did not waive any portion of the base management fees incurred in the three months ended June 30, 2022 and 2021. For both of the three months ended June 30, 2022 and 2021, the Company did not incur any subordinated incentive fees on income or any capital gains incentive fees. For the six months ended June 30, 2022 and 2021, the Company incurred base management fees of $9.9 million and $8.1 million, respectively. The Adviser did not waive any portion of the base management fees incurred in the six months ended June 30, 2022 and 2021. For both of the six months ended June 30, 2022 and 2021, the Company did not incur any subordinated incentive fees on income or any capital gains incentive fees.

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

The Adviser waived reimbursement of all Internal Administrative Services expenses from October 30, 2020 through December 31, 2021. On January 1, 2022, the Adviser assumed responsibility of certain administrative services that were previously provided for the Company by a third-party sub-administrator. From January 1, 2022 through June 30, 2022, the Adviser continued to waive reimbursement of all Internal Administrative Services expenses, except for the cost of the services previously provided by the sub-administrator. For the three months ended June 30, 2022 and 2021, the Company incurred Internal Administrative Services Expenses of $1.3 million and $1.0 million, respectively. For the six months ended June 30, 2022 and 2021, the Company incurred Internal Administrative Services Expenses of $2.5 million and $2.1 million, respectively. For the three months ended June 30, 2022 and 2021, the Adviser waived the reimbursements of Internal Administrative Services expenses of $1.1 million and $1.0 million, respectively. For the six months ended June 30, 2022 and 2021, the Adviser waived the reimbursements of Internal Administrative Services expenses of $2.2 million and $2.1 million, respectively. Waived Internal Administrative Services expenses are permanently waived and are not subject to future reimbursement.

2.          Offering Costs

In accordance with the investment advisory agreement (the “Original Investment Advisory Agreement”) with HMS Adviser LP, the Company’s previous investment adviser (“HMS Adviser”), the Company reimbursed HMS Adviser for any offering costs that were paid on the Company’s behalf, which consisted of, among other costs, actual legal, accounting, bona fide out-of-pocket itemized and detailed due diligence costs, printing, filing fees, transfer agent costs, postage, escrow fees, advertising and sales literature and other costs incurred in connection with the offering of the Company’s common stock, including through the Company’s dividend reinvestment plan. HMS Adviser was responsible for the payment of offering costs to the extent they exceeded 1.5% of the aggregate gross stock offering proceeds. Pursuant to the transaction whereby the Adviser became the investment adviser to the Company, HMS Adviser agreed to permanently waive reimbursement of organizational and offering expenses except for $0.6 million which remained payable to HMS Adviser and would be reimbursed as part of future issuances of common stock by the Company. For the three months ended June 30, 2022, the Company reimbursed HMS Adviser $0.08 million in connection with stock issuances. For the six months ended June 30, 2022, the Company reimbursed HMS Adviser $0.14 million in connection with stock issuances. For the three and six months ended June 30, 2021, the Company reimbursed HMS Adviser $0.01 million in connection with stock issuances. As of June 30, 2022, $0.26 million of the Company’s reimbursement obligation to HMS Adviser for organizational and offering expenses remained outstanding.

3.Indemnification

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

4.Co-Investment

In the ordinary course of business, the Company enters into transactions with other parties that may be considered related party transactions. The Company has implemented certain policies and procedures, both written and unwritten, to ensure that it does not engage in any prohibited transactions with any persons affiliated with the Company. If such affiliations are found to exist, the Company seeks the Board of Directors and/or appropriate Board of Directors committee review and approval for such transactions and otherwise comply with, or seek, orders for exemptive relief from the SEC, as appropriate.

The Company has received an exemptive order from the SEC permitting co-investments among the Company, Main Street and other funds and clients advised by the Adviser in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act. The Company has made co-investments, and in the future intends to continue to make co-investments with Main Street and other funds and clients advised by the Adviser, in accordance with the conditions of the order. The order requires, among other things, that the Adviser and Main Street consider whether each such investment opportunity is appropriate for the Company, Main Street and the other funds and clients advised by the Adviser, as applicable, and if it is appropriate, to propose an allocation of the investment opportunity between such parties. Because the Adviser is wholly-owned by Main Street and is not managing the Company’s investment activities as its sole activity, this may provide the Adviser an incentive to allocate opportunities to other participating funds and clients instead of the Company. However, the Adviser has policies and procedures in place to manage this conflict, including oversight by the independent members of the Board of Directors. Additional information regarding the operation of the co-investment program is set forth in the order granting exemptive relief, which may be reviewed on the SEC’s website at www.sec.gov. In addition to the co-investment program described above, the Company also co-invests in syndicated deals and other transactions where price is the only negotiated point by the Company and its affiliates.

5.          Other Related Party Transactions

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

Borrowings under the Main Street Term Loan were expressly subordinated and junior in right of payment to all secured indebtedness of the Company. The Main Street Term Loan was unanimously approved by the Board of Directors, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act, of the Company or the Adviser. On October 22, 2021, the Company fully repaid all borrowings outstanding under the Main Street Term Loan and the Main Street Term Loan was extinguished.

On May 2, 2022, the Company sold 94,697 shares of its common stock to Main Street at $7.92 per share, the price at which the Company issued new shares in connection with reinvestments of the May 2, 2022 dividend pursuant to the dividend reinvestment plan, for total proceeds to the Company of $750,000. The issuance and sale were made pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and was unanimously approved by the Company’s Board of Directors, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act, of the Company or the Adviser.

NOTE L—SUBSEQUENT EVENTS

On August 1, 2022, the Company repurchased 527,508 shares of its common stock validly tendered and not withdrawn on the terms set forth in the tender offer statement on Schedule TO and Offer to Purchase filed with the SEC on August 3, 2022. The shares were repurchased at a price of $7.64 per share, which was the Company’s net asset value per share as of August 1, 2022, for an aggregate purchase price of $4.0 million (an amount equal to 90% of the proceeds the Company received from the issuance of shares under the Company’s dividend reinvestment plan from the August 1, 2022 dividend payment).

On August 11, 2022, the Board of Directors declared a quarterly cash dividend of $0.16 per share payable November 1, 2022 to stockholders of record as of September 30, 2022.

Schedule 12-14

MSC INCOME FUND, INC.

Consolidated Schedule of Investments In and Advances to Affiliates

June 30, 2022

(dollars in thousands)

(unaudited)

					Amount of
					Interest,
					Fees or
			Amount of	Amount of	Dividends	December 31,			June 30,
			Realized	Unrealized	Credited to	2021	Gross	Gross	2022
Company	Investment(1)(10)(11)	Geography	Gain/(Loss)	Gain/(Loss)	Income(2)	Fair Value	Additions(3)	Reductions(4)	Fair Value
Control Investments
GRT Rubber Technologies LLC	9.06% (L+8.00%) Secured Debt	(8)	$-	$(23)	$1,202	$19,152	$23	$23	$19,152
	Member Units	(8)	-	-	838	22,750	-	-	22,750
Harris Preston Fund Investments	LP Interests (2717 MH, L.P.)	(8)	-	1,408	-	3,971	2,583	-	6,554
	LP Interests (2717 HPP-MS, L.P.)	(8)	-	-	-	-	-	-	-
Copper Trail Energy Fund I, LP - CTMH	LP Interests (CTMH, LP)	(9)	-	-	-	710	-	-	710
Other Amounts related to investments transferred to or from other 1940 Act classification during the period			-	-	-	-	-	-	-
Total Control Investments			$-	$1,385	$2,040	$46,583	$2,606	$23	$49,166
Affiliate Investments
AFG Capital Group, LLC	10.00% Secured Debt	(8)	$-	$-	$1	$36	$-	$36	$-
	Preferred Member Units	(8)	-	260	-	1,930	260	-	2,190
ASK (Analytical Systems Keco Holdings, LLC)	12.00% (L+10.00%, Floor 2.00%) Secured Debt	(8)	-	-	85	1,178	13	35	1,156
	Preferred Member Units	(8)	-	(140)	1	1,220	-	140	1,080
	Warrants	(8)	-	-	-	-	-	-	-
ATX Networks Corp.	8.92% (L+7.50%, Floor 1.00%) Secured Debt	(6)	-	(298)	389	7,121	229	1,222	6,128
	10.00% PIK Unsecured Debt	(6)	-	122	156	1,977	279	-	2,256
Barfly Ventures, LLC	Preferred Member Units	(5)	-	157	-	643	157	-	800
Batjer TopCo, LLC	11.00% Secured Debt	(8)	-	-	45	-	1,252	51	1,201
	Member Units	(8)	-	-	-	-	453	-	453
Brewer Crane Holdings, LLC	11.06% (L+10.00%, Floor 1.00%) Secured Debt	(9)	-	-	114	2,005	5	62	1,948
	Preferred Member Units	(9)	-	(170)	133	1,930	-	170	1,760
Centre Technologies Holdings, LLC	12.00% (L+10.00%, Floor 2.00%) Secured Debt	(8)	-	115	212	2,216	1,967	457	3,726
	Preferred Member Units	(8)	-	189	15	1,460	260	-	1,720
Chamberlin Holding LLC	9.13% (L+8.00%, Floor 1.00%) Secured Debt	(8)	-	(21)	224	4,454	21	109	4,366
		(8)	-	-	8	385	-	27	358
	Member Units	(8)	-	(427)	87	6,030	-	400	5,630
Charps, LLC	10.00% Unsecured Debt	(5)	-	-	-	-	-	-	-
	Preferred Member Units	(5)	-	(140)	104	3,500	-	140	3,360
Clad-Rex Steel, LLC	10.63% (L+9.50%, Floor 1.00%) Secured Debt	(5)	-	-	139	2,620	-	-	2,620
	10.00% Secured Debt	(5)	-	-	14	268	-	4	264
	Member Units	(5)	-	20	-	132	20	-	152
	Member Units	(5)	-	-	191	2,561	-	1	2,560
Cody Pools, Inc.	12.25% (L+10.50%, Floor 1.75%) Secured Debt	(8)	-	(4)	463	7,181	656	803	7,034
	Preferred Member Units	(8)	-	890	437	11,910	890	-	12,800
Colonial Electric Company LLC	12.00% Secured Debt	(6)	-	-	390	6,007	419	158	6,268
	Preferred Member Units	(6)	-	(40)	248	2,280	-	40	2,240
Datacom, LLC	7.50% Secured Debt	(8)	-	(3)	49	852	12	18	846
	Preferred Member Units	(8)	-	10	5	290	10	-	300

Digital Products Holdings LLC	11.13% (L+10.00%, Floor 1.00%) Secured Debt	(5)	-	-	238	4,186	12	166	4,032
	Preferred Member Units	(5)	-	-	25	2,459	-	-	2,459
Direct Marketing Solutions, Inc.	12.13% (L+11.00%, Floor 1.00%) Secured Debt	(9)	-	(8)	305	4,698	246	153	4,791
	Preferred Stock	(9)	-	800	171	4,590	800	-	5,390
Flame King Holdings, LLC	12.00% (L+11.00%, Floor 1.00%) Secured Debt	(9)	-	139	336	5,145	155	-	5,300
	7.50% (L+6.50%, Floor 1.00%) Secured Debt	(9)	-	17	72	1,581	319	-	1,900
	Preferred Equity	(9)	-	750	140	2,600	750	-	3,350
Freeport Financial Funds	LP Interests (Freeport First Lien Loan Fund III LP)	(5)	-	(57)	221	7,231	-	436	6,795
Gamber-Johnson Holdings, LLC	10.00% (L+8.00%, Floor 2.00%) Secured Debt	(5)	-	(3)	275	5,400	3	3	5,400
	Member Units	(5)	-	(850)	90	12,430	-	850	11,580
GFG Group, LLC.	9.00% Secured Debt	(5)	-	(10)	175	3,136	10	10	3,136
	Preferred Member Units	(5)	-	-	95	1,750	-	-	1,750
Gulf Publishing Holdings, LLC	10.60% (5.25% Cash, 5.25% PIK) (L+9.50%, Floor 1.00%) Secured Debt	(8)	-	-	2	64	-	-	64
	12.50% (6.25% Cash, 6.25% PIK) Secured Debt	(8)	-	(547)	107	2,429	-	547	1,882
HPEP 3, L.P.	LP Interests (HPEP 3, L.P.)	(8)	779	(21)	(81)	4,712	333	714	4,331
Kickhaefer Manufacturing Company, LLC	11.50% Secured Debt	(5)	-	-	312	5,040	18	-	5,058
	9.00% Secured Debt	(5)	-	-	44	970	-	5	965
	Member Units	(5)	-	(20)	-	3,080	-	20	3,060
	Member Units	(5)	-	-	14	615	-	-	615
Market Force Information, LLC	12.00% PIK Secured Debt	(9)	-	(364)	13	2,234	13	364	1,883
MH Corbin Holding LLC	13.00% Secured Debt	(5)	-	(374)	135	1,484	2	414	1,072
	Preferred Member Units	(5)	-	-	-	-	-	-	-
Mystic Logistics Holdings, LLC	10.00% Secured Debt	(6)	-	-	77	1,595	-	71	1,524
	Common Stock	(6)	-	1,842	399	2,210	1,843	-	4,053
NexRev LLC	11.00% Secured Debt	(8)	-	(429)	310	3,510	-	1,444	2,066
	Preferred Member Units	(8)	-	(773)	10	670	333	773	230
NuStep, LLC	7.63% (L+6.50%, Floor 1.00%) Secured Debt	(5)	-	2	26	430	370	-	800
	12.00% Secured Debt	(5)	-	7	261	4,310	300	-	4,610
	Preferred Member Units	(5)	-	(490)	-	3,380	-	490	2,890
Oneliance, LLC	Preferred Stock	(7)	-	-	-	264	-	-	264
	12.06% (L+11.00%, Floor 1.00%) Secured Debt	(7)	-	-	88	1,374	3	-	1,377
Orttech Holdings, LLC	12.00% (L+11.00%, Floor 1.00%) Secured Debt	(5)	-	-	381	5,978	14	100	5,892
	Preferred Stock	(5)	-	-	96	2,500	-	-	2,500
Robbins Bros. Jewelry, Inc.	12.00% (L+11.00%, Floor 1.00%) Secured Debt	(9)	-	-	254	-	3,960	26	3,934
	Preferred Equity	(9)	-	520	31	-	1,750	-	1,750
SI East, LLC	10.25% Secured Debt	(7)	-	74	1,164	21,950	-	496	21,454
	Preferred Member Units	(7)	-	420	115	3,860	420	-	4,280
Sonic Systems International, LLC	8.50% (L+7.50%, Floor 1.00%) Secured Debt	(8)	-	(272)	660	13,738	4,367	272	17,833
	Common Stock	(8)	-	66	25	1,250	400	-	1,650
Tedder Industries, LLC	12.00% Secured Debt	(9)	-	8	263	3,754	42	-	3,796
	12.00% Secured Debt	(9)	-	1	25	259	201	-	460
	Preferred Member Units	(9)	-	(372)	-	2,145	55	372	1,828
Trantech Radiator Topco, LLC	12.00% Secured Debt	(7)	-	(4)	139	2,174	15	109	2,080
	Common Stock	(7)	-	(140)	15	2,160	-	140	2,020
VVS Holdco, LLC	11.50% Secured Debt	(5)	-	-	470	7,667	24	300	7,391
	Preferred Equity	(5)	-	60	50	2,960	60	-	3,020
Other Amounts related to investments transferred to or from other 1940 Act classification during the period			-	-	-	-	-	-	-
Total Affiliate investments			$779	$492	$11,058	$234,158	$23,721	$12,148	$245,731

(1)	The principal amount, the ownership detail for equity investments and if the investment is income producing is included in the Consolidated Schedule of Investments included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
(2)	Represents the total amount of interest, fees and dividends credited to income for the portion of the period for which an investment was included in Control or Affiliate categories, respectively. For investments transferred between Control and Affiliate categories during the period, any income or investment balances related to the time period it was in the category other than the one shown at period end is included in “Amounts related to investments transferred to or from other 1940 Act classifications during the period.”
(3)	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, follow-on investments and accrued PIK interest, and the exchange of one or more existing securities for one or more new securities. Gross additions also include net increases in unrealized appreciation or net decreases in net unrealized depreciation as well as the movement of an existing portfolio company into this category and out of a different category.
(4)	Gross reductions include decreases in the cost basis of investments resulting from principal repayments or sales and the exchange of one or more existing securities for one or more new securities. Gross reductions also include net increases in net unrealized depreciation or net decreases in unrealized appreciation as well as the movement of an existing portfolio company out of this category and into a different category.
(5)	Portfolio company located in the Midwest region as determined by location of the corporate headquarters. The fair value as of June 30, 2022 for affiliate investments located in this region was $82,781. This represented 12.1% of net assets as of June 30, 2022.
(6)	Portfolio company located in the Northeast region as determined by location of the corporate headquarters. The fair value as of June 30, 2022 for affiliate investments located in this region was $22,469. This represented 3.3% of net assets as of June 30, 2022.
(7)	Portfolio company located in the Southeast region as determined by location of the corporate headquarters. The fair value as of June 30, 2022 for affiliate investments located in this region was $31,475. This represented 4.6% of net assets as of June 30, 2022.
(8)	Portfolio company located in the Southwest region as determined by location of the corporate headquarters. The fair value as of June 30, 2022 for control investments located in this region was $48,456. This represented 7.1% of net assets as of June 30, 2022. The fair value as of June 30, 2022 for affiliate investments located in this region was $70,916. This represented 10.4% of net assets as of June 30, 2022.
(9)	Portfolio company located in the West region as determined by location of the corporate headquarters. The fair value as of June 30, 2022 for control investments located in this region was $710. This represented 0.1% of net assets as of June 30, 2022. The fair value as of June 30, 2022 for affiliate investments located in this region was $38,090. This represented 5.6% of net assets as of June 30, 2022.
(10)	All of the Company’s portfolio investments are generally subject to restrictions on resale as “restricted securities,” unless otherwise noted.
(11)	This schedule should be read in conjunction with the Consolidated Schedule of Investments and Notes to the Consolidated Financial Statements included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q. Supplemental information can be located within the Consolidated Schedule of Investments including end of period interest rate, preferred dividend rate, maturity date, investments not paid currently in cash and investments whose value was determined using significant unobservable inputs.

Schedule 12-14

MSC INCOME FUND, INC.

Consolidated Schedule of Investments in and Advances to Affiliates

June 31, 2021

(dollars in thousands)

(unaudited)

					Amount of
					Interest,
					Fees or
			Amount of	Amount of	Dividends	December 31,			June 30,
			Realized	Unrealized	Credited to	2020	Gross	Gross	2021
Company	Investment(1)(10)(11)	Geography	Gain/(Loss)	Gain/(Loss)	Income(2)	Fair Value	Additions(3)	Reductions(4)	Fair Value

GRT Rubber Technologies LLC	7.09% (L+7.00%) Secured Debt	(8)	-	(3)	298	8,262	3	3	8,262
	Member Units	(8)	-	-	1,045	22,120	-	-	22,120
Harris Preston Fund Investments	LP Interests (2717 MH, L.P.)	(8)	-	-	-	2,702	47	-	2,749
Copper Trail Energy Fund I, LP - CTMH	LP Interests (CTMH, LP)	(9)	-	-	-	747	-	37	710
Other Amounts related to investments transferred to or from other 1940 Act classification during the period			-	-	-	-	-	-	-
Total Control Investments			$-	$(3)	$1,343	$33,831	$50	$40	$33,841
Affiliate Investments
AFG Capital Group, LLC	Preferred Member Units	(8)	$-	$290	$-	$1,450	$290	$-	$1,740
	10.00% Secured Debt	(8)	-	-	5	123	-	44	79
ASK (Analytical Systems Keco Holdings, LLC)	Preferred Member Units	(8)	-	(460)	-	800	-	460	340
	Preferred Member Units	(8)	-	246	-	-	410	-	410
	12.00% (L+10.00%, Floor 2.00%) Secured Debt	(8)	-	(4)	122	1,180	45	22	1,203
	Warrants	(8)	-	-	-	-	-	-	-
Barfly Ventures, LLC	Preferred Member Units	(5)	-	39	-	528	39	-	567
Brewer Crane Holdings, LLC	Preferred Member Units	(9)	-	(170)	92	1,460	-	170	1,290
	11.00% (L+10.00%, Floor 1.00%) Secured Debt	(9)	-	-	121	2,119	5	62	2,062
Centre Technologies Holdings, LLC	12.00% (L+10.00%, Floor 2.00%) Secured Debt	(8)	-	-	171	2,868	11	477	2,402
	Preferred Member Units	(8)	-	(80)	-	1,540	-	80	1,460
Chamberlin Holding LLC	9.00% (L+8.00%, Floor 1.00%) Secured Debt	(8)	-	(17)	182	3,803	17	366	3,454
	Member Units	(8)	-	(360)	860	7,020	-	360	6,660
	Member Units	(8)	-	28	8	317	28	-	345
Charps, LLC	Preferred Member Units	(5)	-	270	386	2,630	270	-	2,900
	0.15 Secured Debt	(5)	-	-	1	167	-	167	-
Clad-Rex Steel, LLC	10.50% (L+9.50%, Floor 1.00%) Secured Debt	(5)	-	-	172	2,706	7	100	2,613
	Member Units	(5)	-	207	36	2,153	207	-	2,360
	Member Units	(5)	-	1	-	132	1	-	133
	10.00% Secured Debt	(5)	-	-	14	275	1	4	272
Cody Pools, Inc.	12.25% (L+10.50%, Floor 1.75%) Secured Debt	(8)	-	(15)	218	3,554	15	607	2,962
	Preferred Member Units	(8)	-	1,810	-	3,740	1,810	-	5,550
Colonial Electric Company LLC	12.00% Secured Debt	(6)	-	-	199	-	6,148	-	6,148
	Preferred Member Units	(6)	-	-	-	-	1,920	-	1,920
Copper Trail Energy Fund I, LP	LP Interests (Copper Trail Energy Fund I, LP)	(9)	-	60	317	1,782	61	-	1,843
Datacom, LLC	Preferred Member Units	(8)	-	-	-	-	290	-	290

	5.00% Secured Debt	(8)	-	-	32	-	906	6	900
Digital Products Holdings LLC	11.00% (L+10.00%, Floor 1.00%) Secured Debt	(5)	-	-	256	4,493	11	165	4,339
	Preferred Member Units	(5)	-	-	25	2,459	-	-	2,459
Direct Marketing Solutions, Inc.	Preferred Stock	(9)	-	(383)	-	4,840	-	383	4,457
	12.00% (L+11.00%, Floor 1.00%) Secured Debt	(9)	-	-	239	3,717	15	-	3,732
Freeport Financial Funds	LP Interests (Freeport First Lien Loan Fund III LP)	(5)	-	-	455	10,321	-	2,317	8,004
Gamber-Johnson Holdings, LLC	9.00% (L+7.00%, Floor 2.00%) Secured Debt	(5)	-	(25)	256	4,960	225	25	5,160
	Member Units	(5)	-	228	825	13,120	940	-	14,060
GFG Group, LLC.	Preferred Member Units	(5)	-	-	73	-	1,225	-	1,225
	12.00% Secured Debt	(5)	-	-	95	-	3,846	800	3,046
Gulf Publishing Holdings, LLC	10.50% (5.25% Cash, 5.25% PIK) (L+9.50%, Floor 1.00%) Secured Debt	(8)	-	-	4	63	1	-	64
	12.50% (6.25% Cash, 6.25% PIK) Secured Debt	(8)	-	(431)	215	2,988	110	431	2,667
Hawk Ridge Systems, LLC	9.50% Secured Debt	(9)	-	(9)	173	3,350	9	9	3,350
	Preferred Member Units	(9)	-	649	173	2,008	650	-	2,658
	Preferred Member Units	(9)	-	35	-	105	35	-	140
HPEP 3, L.P.	LP Interests (HPEP 3, L.P.)	(8)	-	531	-	3,258	905	-	4,163
J&J Services, Inc.	11.50% Secured Debt	(7)	-	(8)	198	3,200	8	208	3,000
	Preferred Stock	(7)	-	90	-	3,170	90	-	3,260
Kickhaefer Manufacturing Company, LLC	Member Units	(5)	-	-	13	3,060	-	-	3,060
	11.50% Secured Debt	(5)	-	-	337	5,500	21	300	5,221
	9.00% Secured Debt	(5)	-	-	44	978	-	4	974
	Member Units	(5)	-	13	-	290	13	-	303
Market Force Information, LLC	PIK Secured Debt	(9)	-	(74)	-	3,391	-	74	3,317
MH Corbin Holding LLC	13.00% (10.00% Cash, 3.00% PIK) Secured Debt	(5)	-	(131)	143	2,070	5	171	1,904
	Preferred Member Units	(5)	-	(590)	-	590	-	590	-
Mystic Logistics Holdings, LLC	12.00% Secured Debt	(6)	-	(1)	102	1,682	2	8	1,676
	Common Stock	(6)	-	(768)	137	2,248	-	768	1,480
NexRev LLC	Preferred Member Units	(8)	-	450	10	370	450	-	820
	11.00% Secured Debt	(8)	-	43	241	4,177	53	109	4,121
NuStep, LLC	Preferred Member Units	(5)	-	390	-	2,700	390	-	3,090
	12.00% Secured Debt	(5)	-	12	259	4,288	22	-	4,310
SI East, LLC	8.75% Secured Debt	(7)	-	(27)	482	10,987	27	1,290	9,724
	Preferred Member Units	(7)	-	1,750	-	3,260	1,750	-	5,010
Tedder Industries, LLC	12.00% Secured Debt	(9)	-	-	247	4,025	18	400	3,643
	Preferred Member Units	(9)	-	-	-	2,034	-	-	2,034
	12.00% Secured Debt	(9)	-	-	6	-	140	-	140
Trantech Radiator Topco, LLC	Common Stock	(7)	-	(10)	15	1,510	-	10	1,500
	12.00% Secured Debt	(7)	-	(7)	137	2,131	6	7	2,130
Other Amounts related to investments transferred to or from other 1940 Act classification during the period			(2,470)	2,458	-	-	2,470	2,470	-
Total Affiliate investments			$(2,470)	$6,030	$8,096	$157,690	$25,918	$13,464	$170,144

(1)	The principal amount, the ownership detail for equity investments and if the investment is income producing is included in the Consolidated Schedule of Investments included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

(2)	Represents the total amount of interest, fees and dividends credited to income for the portion of the period for which an investment was included in Control or Affiliate categories, respectively. For investments transferred between Control and Affiliate categories during the period, any income or investment balances related to the time period it was in the category other than the one shown at period end is included in “Amounts related to investments transferred to or from other 1940 Act classifications during the period.”
(3)	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, follow-on investments and accrued PIK interest, and the exchange of one or more existing securities for one or more new securities. Gross additions also include net increases in unrealized appreciation or net decreases in net unrealized depreciation as well as the movement of an existing portfolio company into this category and out of a different category.
(4)	Gross reductions include decreases in the cost basis of investments resulting from principal repayments or sales and the exchange of one or more existing securities for one or more new securities. Gross reductions also include net increases in net unrealized depreciation or net decreases in unrealized appreciation as well as the movement of an existing portfolio company out of this category and into a different category.
(5)	Portfolio company located in the Midwest region as determined by location of the corporate headquarters. The fair value as of June 30, 2021 for affiliate investments located in this region was $65,998. This represented 11.0% of net assets as of June 30, 2021.
(6)	Portfolio company located in the Northeast region as determined by location of the corporate headquarters. The fair value as of June 30, 2021 for affiliate investments located in this region was $11,224. This represented 1.9% of net assets as of June 30, 2021.
(7)	Portfolio company located in the Southeast region as determined by location of the corporate headquarters. The fair value as of June 30, 2021 for affiliate investments located in this region was $24,624. This represented 4.1% of net assets as of June 30, 2021.
(8)	Portfolio company located in the Southwest region as determined by location of the corporate headquarters. The fair value as of June 30, 2021 for control investments located in this region was $33,131. This represented 5.5% of net assets as of June 30, 2021. The fair value as of June 30, 2021 for affiliate investments located in this region was $39,630. This represented 6.6% of net assets as of June 30, 2021.
(9)	Portfolio company located in the West region as determined by location of the corporate headquarters. The fair value as of June 30, 2021 for control investments located in this region was $710. This represented 0.1% of net assets as of June 30, 2021. The fair value as of June 30, 2021 for affiliate investments located in this region was $28,665. This represented 4.8% of net assets as of June 30, 2021.
(10)	All of the Company’s portfolio investments are generally subject to restrictions on resale as “restricted securities,” unless otherwise noted.
(11)	This schedule should be read in conjunction with the Consolidated Schedule of Investments and Notes to the Consolidated Financial Statements included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q. Supplemental information can be located within the Consolidated Schedule of Investments including end of period interest rate, preferred dividend rate, maturity date, investments not paid currently in cash and investments whose value was determined using significant unobservable inputs.

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

ORGANIZATION

MSC Income Fund, Inc. (“MSC Income Fund”) is a principal investment firm. MSC Income Fund has certain direct and indirect wholly-owned subsidiaries that have elected to be taxable entities (the “Taxable Subsidiaries”). The primary purpose of the Taxable Subsidiaries is to permit MSC Income Fund to hold equity investments in portfolio companies which are “pass-through” entities for tax purposes. MSC Income Fund also has certain direct and indirect wholly-owned subsidiaries formed for financing purposes (“Structured Subsidiaries”).

On October 28, 2020, MSC Income Fund’s stockholders approved the appointment of MSC Adviser I, LLC (the “Adviser”), which is wholly-owned by Main Street Capital Corporation (“Main Street”), a New York Stock Exchange listed BDC, as MSC Income Fund’s investment adviser and administrator under an Investment Advisory and Administrative Services Agreement dated October 30, 2020 (the “Investment Advisory Agreement”). In such role, the Adviser has the responsibility to manage the business of MSC Income Fund, including the responsibility to identify, evaluate, negotiate and structure prospective investments, make investment and portfolio management decisions, monitor MSC Income Fund’s investment portfolio and provide ongoing administrative services.

COVID-19 UPDATE

The COVID-19 pandemic and its effect on the U.S. and global economies, including the current related impacts to supply chain delays, labor and material availability and price increases, has had, and threatens to continue to have, adverse consequences for our business and operating results, and the businesses and operating results of our portfolio companies. During the quarter ended June 30, 2022, our Adviser continued to work collectively with its employees and our portfolio companies to navigate these significant challenges. Neither our Adviser nor our Board of Directors is able to predict the full impact of the COVID-19 pandemic, including its duration and the magnitude of its economic and societal impact. As such, while our Adviser will continue to monitor the evolving situation, it is unable to predict with any certainty the extent to which these events, or any future impacts related to the pandemic, will negatively affect our portfolio companies’ operating results and financial condition or the impact that such disruptions may have on our results of operations and financial condition in the future.

OVERVIEW OF OUR BUSINESS

Our principal investment objective is to maximize our portfolio’s total return by generating current income from our debt investments and current income and capital appreciation from our equity and equity-related investments, including warrants, convertible securities and other rights to acquire equity securities in a portfolio company. We seek to achieve our investment objective through our Private Loan (as defined below), lower middle market (“LMM”) and middle market (“Middle Market”) investment strategies. Our Middle Market investment strategy involves investments in companies with annual revenues typically between $150 million and $1.5 billion. Our LMM investment strategy involves investments in companies that are generally smaller in size than our Middle Market companies, with annual revenues typically between $10 million and $150 million. Our Private Loan investment strategy involves investments in companies that are generally consistent with the size of our Middle Market portfolio companies or LMM portfolio companies. Private Loan, LMM and Middle Market portfolio investments generally range in size from $1 million to $20 million.

Private Loan investments generally consist of loans that have been originated directly by Main Street or through strategic relationships with other investment funds on a collaborative basis and are often referred to in the debt markets as “club deals.” Our Private Loan portfolio debt investments are generally secured by a first priority lien on the assets of the portfolio company and typically have a term of between three and seven years from the original investment date. We may also invest alongside the sponsor in the equity securities of our Private Loan portfolio companies.

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

Our portfolio investments are generally made through MSC Income Fund, the Taxable Subsidiaries and Structured Subsidiaries. MSC Income Fund, the Taxable Subsidiaries and Structured Subsidiaries share the same investment strategies and criteria. An investor’s return in MSC Income Fund will depend, in part, on the Taxable Subsidiaries’ and the Structured Subsidiaries’ investment returns as they are wholly-owned subsidiaries of MSC Income Fund.

The level of new portfolio investment activity will fluctuate from period to period based upon our view of the current economic fundamentals, our ability to identify new investment opportunities that meet our investment criteria, our ability to consummate the identified opportunities and available liquidity. The level of new investment activity, and associated interest and fee income, will directly impact future investment income. In addition, the level of dividends paid by portfolio companies and the portion of our portfolio debt investments on non-accrual status will directly impact future investment income. Our operating results may be more limited during depressed economic periods. However, we intend to appropriately manage our cost structure and liquidity position based on applicable economic conditions and our investment outlook. The level of realized gains or losses and unrealized appreciation or depreciation on our investments will also fluctuate depending upon portfolio activity, economic conditions and the performance of our individual portfolio companies. The changes in realized gains and losses and unrealized appreciation and depreciation could have a material impact on our operating results.

We have received an exemptive order from the SEC permitting co-investments among us, Main Street and other funds and clients advised by our Adviser in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act. We have made co-investments, and in the future intend to continue to make co-investments with Main Street and other funds and clients advised by our Adviser, in accordance with the conditions of the order. The order requires, among other things, that we and our Adviser consider whether each such investment opportunity is appropriate for us and the other funds and clients advised by our Adviser, as applicable, and if it is appropriate, to propose an allocation of the investment opportunity between such parties. Because our Adviser is wholly-owned by Main Street and is not managing our investment activities as its sole activity, this may provide our Adviser an incentive to allocate opportunities to other participating funds and clients instead of us. However, our Adviser has policies and procedures in place to manage this conflict, including oversight by the independent members of our Board of Directors. Additional information regarding the operation of the co-investment program is set forth in the order granting exemptive relief, which may be reviewed on the SEC’s website at www.sec.gov. In addition to the co-investment program described above, we also co-invest in syndicated deals and other transactions where price is the only negotiated point by us and our affiliates.

INVESTMENT PORTFOLIO SUMMARY

The following tables provide a summary of our investments in the Private Loan, LMM and Middle Market portfolios as of June 30, 2022 and December 31, 2021 (this information excludes the Other Portfolio investments, which are discussed further below):

	As of June 30, 2022
	Private Loan	LMM (a)	Middle Market

	(dollars in millions)
Number of portfolio companies	67	45	23
Fair value	$611.2	$324.3	$141.6
Cost	$620.9	$286.4	$169.4
Debt investments as a % of portfolio (at cost)	94.4%	72.0%	93.1%
Equity investments as a % of portfolio (at cost)	5.6%	28.0%	6.9%
% of debt investments at cost secured by first priority lien	99.9%	99.9%	98.6%
Weighted-average annual effective yield (b)	8.6%	11.2%	8.2%
Average EBITDA(c)	$39.5	$8.6	$74.3
(a)	At June 30, 2022, we had equity ownership in all of our LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was 9%.
(b)	The weighted-average annual effective yields were computed using the effective interest rates for all debt investments at cost as of June 30, 2022, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status. The weighted-average annual effective yield on our debt portfolio as of June 30, 2022 including debt investments on non-accrual status was 8.4% for our Private Loan portfolio, 10.8% for our LMM portfolio and 7.5% for our Middle Market portfolio. The weighted-average annual effective yield is not reflective of what an investor in shares of our common stock will realize on its investment because it does not reflect our utilization of debt capital in our capital structure, our expenses or any sales load paid by an investor.
(c)	The average EBITDA is calculated using a weighted-average for the Private Loan and Middle Market portfolios and a simple average for the LMM portfolio. These calculations exclude certain portfolio companies, including two Private Loan portfolio companies, as EBITDA is not a meaningful valuation metric for our investments in these portfolio companies, and those portfolio companies whose primary purpose is to own real estate.

	As of December 31, 2021
	Private Loan	LMM (a)	Middle Market

	(dollars in millions)
Number of portfolio companies	57	43	25
Fair value	$575.9	$315.4	$159.0
Cost	$576.3	$281.0	$184.2
Debt investments as a % of portfolio (at cost)	94.0%	72.2%	93.7%
Equity investments as a % of portfolio (at cost)	6.0%	27.8%	6.3%
% of debt investments at cost secured by first priority lien	98.5%	99.8%	98.8%
Weighted-average annual effective yield (b)	8.4%	10.8%	7.6%
Average EBITDA (c)	$38.0	$7.3	$85.9

(a)	At December 31, 2021, we had equity ownership in all of our LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was 9%.
(b)	The weighted-average annual effective yields were computed using the effective interest rates for all debt investments at cost as of December 31, 2021, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status. The weighted-average annual effective yield on our debt portfolio as of December 31, 2021 including debt investments on non-accrual status was 8.3% for our Private Loan portfolio, 10.5% for our LMM portfolio and 7.1% for our Middle Market portfolio. The weighted-average annual effective yield is not reflective of what an investor in shares of our common stock will realize on its investment because it does not reflect our utilization of debt capital in our capital structure, our expenses or any sales load paid by an investor.
(c)	The average EBITDA is calculated using a weighted-average for the Private Loan and Middle Market portfolios and a simple average for the LMM portfolio. These calculations exclude certain portfolio companies, including two Private Loan portfolio companies and one Middle Market portfolio company, as EBITDA is not a meaningful valuation metric for our investments in these portfolio companies, and those portfolio companies whose primary purpose is to own real estate.

For the three months ended June 30, 2022 and 2021, we achieved an annualized total return on investments of 5.2% and 15.0%, respectively. For the six months ended June 30, 2022 and 2021, we achieved an annualized total return on investments of 7.7% and 12.5%, respectively. For the year ended December 31, 2021, we achieved a total return on investments of 17.9%. Total return on investments is calculated using the interest, dividend and fee income, as well as the realized and unrealized change in fair value of the Investment Portfolio for the specified period. Our total return on investments is not reflective of what an investor in shares of our common stock will realize on its investment because it does not reflect our utilization of debt capital in our capital structure, our expenses or any sales load paid by an investor.

As of June 30, 2022, we had Other Portfolio investments in four companies, collectively totaling $28.7 million in fair value and $26.0 million in cost basis and which comprised 2.6% and 2.4% of our Investment Portfolio at fair value and cost, respectively. As of December 31, 2021, we had Other Portfolio investments in four companies, collectively totaling $26.8 million in fair value and $25.6 million in cost basis and which comprised 2.5% and 2.4% of our Investment Portfolio at fair value and cost, respectively.

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

Management has discussed the development and selection of each critical accounting policy and estimate with the Audit Committee of the Board of Directors. Our critical accounting policies and estimates include the Investment Portfolio Valuation and Revenue Recognition policies described below. Our significant accounting policies are described in greater detail in Note B–Summary of Significant Accounting Policies to the consolidated financial statements included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Investment Portfolio Valuation

The most significant determination inherent in the preparation of our consolidated financial statements is the valuation of our Investment Portfolio and the related amounts of unrealized appreciation and depreciation. We consider this determination to be a critical accounting estimate, given the significant judgments and subjective measurements required. As of June 30, 2022 and December 31, 2021, our Investment Portfolio valued at fair value represented 98% and 94% of our total assets, respectively. We are required to report our investments at fair value. We follow the provisions of FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. ASC 820 requires us to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal market that are independent, knowledgeable and willing and able to transact. See Note B.1.—Valuation of the Investment Portfolio included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q for a detailed discussion of our investment portfolio valuation process and procedures.

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

In December 2020, the SEC adopted Rule 2a-5 under the 1940 Act, which permits a BDC’s board of directors to designate its executive officers or investment adviser as a valuation designee to determine the fair value for its investment portfolio, subject to the active oversight of the board. Our Board of Directors has approved policies and procedures pursuant to Rule 2a-5 (the “Valuation Procedures”) and has designated our Adviser, led by a group of Main Street’s and our Adviser’s executive officers, to serve as the Board of Directors’ valuation designee. We adopted the Valuation Procedures effective April 1, 2021. We believe our Investment Portfolio as of June 30, 2022 and December 31, 2021 approximates fair value as of those dates based on the markets in which we operate and other conditions in existence on those reporting dates.

Revenue Recognition

Interest and Dividend Income

We record interest and dividend income on the accrual basis to the extent amounts are expected to be collected. Dividend income is recorded as dividends are declared by the portfolio company or at the point an obligation exists for the portfolio company to make a distribution. In accordance with our valuation policies, we evaluate accrued interest and dividend income periodically for collectability. When a loan or debt security becomes 90 days or more past due, and if we otherwise do not expect the debtor to be able to service its debt obligation, we will generally place the loan or debt security on non-accrual status and cease recognizing interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. If a loan or debt security’s status significantly improves regarding the debtor’s ability to service the debt obligation, or if a loan or debt security is sold or written off, we remove it from non-accrual status.

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

Payment-in-Kind (“PIK”) Interest and Cumulative Dividends

We hold certain debt and preferred equity instruments in our Investment Portfolio that contain PIK interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed or sold. To maintain RIC tax treatment (as discussed in Note B.7.–Summary of Significant Accounting Policies–Income Taxes included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though we may not have collected the PIK interest and cumulative dividends in cash. We stop accruing PIK interest and cumulative dividends and write off any accrued and uncollected interest and dividends in arrears when we determine that such PIK interest and dividends in arrears are no longer collectible. For the three months ended June 30, 2022 and 2021, (i) 3.5% and 2.5%, respectively, of our total investment income was attributable to PIK interest income not paid currently in cash and (ii) 0.3% and 0.6%, respectively, of our total investment income was attributable to cumulative dividend income not paid currently in cash. For the six months ended June 30, 2022 and 2021, (i) 2.7% and 2.4%, respectively, of our total investment income was attributable to PIK interest income not paid currently in cash and (ii) 1.1% and 0.7%, respectively, of our total investment income was attributable to cumulative dividend income not paid currently in cash.

INVESTMENT PORTFOLIO COMPOSITION

The following tables summarize the composition of our total combined Private Loan portfolio investments, LMM portfolio investments and Middle Market portfolio investments at cost and fair value by type of investment as a percentage of the total combined Private Loan portfolio investments, LMM portfolio investments and Middle Market portfolio investments as of June 30, 2022 and December 31, 2021 (this information excludes the Other Portfolio investments).

Cost:	June 30, 2022	December 31, 2021
First lien debt	88.0%	87.2%
Equity	11.6%	11.7%
Second lien debt	—%	0.7%
Equity warrants	0.1%	0.1%
Other	0.3%	0.3%
	100.0%	100.0%

Fair Value:	June 30, 2022	December 31, 2021
First lien debt	81.8%	82.8%
Equity	17.9%	16.1%
Second lien debt	—%	0.7%
Equity warrants	—%	0.1%
Other	0.3%	0.3%
	100.0%	100.0%

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

PORTFOLIO ASSET QUALITY

We utilize an internally developed investment rating system to rate the performance of each Private Loan, LMM and Middle Market portfolio company and to monitor our expected level of returns on each of our Private Loan, LMM and Middle Market investments in relation to our expectations for the portfolio company. The investment rating system takes into consideration various factors, including each investment’s expected level of returns, the collectability of our debt investments and the ability to receive a return of the invested capital in our equity investments, comparisons to competitors and other industry participants, the portfolio company’s future outlook and other factors that are deemed to be significant to the portfolio company.

As of June 30, 2022, our total Investment Portfolio had four investments on non-accrual status, which comprised 0.6% of its fair value and 2.7% of its cost. As of December 31, 2021, our total Investment Portfolio had four investments on non-accrual status, which comprised 0.7% of its fair value and 2.8% of its cost.

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

DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

Comparison of the three months ended June 30, 2022 and June 30, 2021

Set forth below is a comparison of the results of operations for the three months ended June 30, 2022 and June 30, 2021.

	Three Months Ended
	June 30,		Net Change
	2022	2021	Amount	%

	(dollars in thousands)

Total investment income	$24,339	$22,496	$1,843	8%
Total expenses (net of expense waivers)	(11,444)	(8,252)	(3,192)	39%
Net investment income	12,895	14,244	(1,349)	(9)%
Net realized gain (loss) from investments	372	1,818	(1,446)	NM
Net unrealized appreciation (depreciation) from investments	(10,749)	7,827	(18,576)	NM
Income tax benefit (provision)	(695)	(434)	(261)	NM
Net increase in net assets resulting from operations	$1,823	$23,455	$(21,632)	(92)%
NM	Net change % not meaningful

Investment Income

Total investment income for the three months ended June 30, 2022 was $24.3 million, an 8% increase from the $22.5 million of total investment income for the corresponding period of 2021. The following table provides a summary of the changes in the comparable period activity.

	Three Months Ended
	June 30,		Net Change
	2022	2021	Amount	%

Interest income	$21,162	$17,320	$3,842	22%	(a)
Dividend income	2,471	5,026	(2,555)	(51)%	(b)
Fee income	706	150	556	371%	(c)
Total investment income	$24,339	$22,496	$1,843	8%

(a)	The increase in interest income was primarily due to higher average levels of Investment Portfolio debt investments following (i) net origination activity in our LMM portfolio of $88.8 million and $5.1 million for the year ended December 31, 2021 and six months ended June 30, 2022, respectively, and (ii) net origination activity in our Private Loan portfolio of $190.6 million and $42.4 million for the year ended December 31, 2021 and six months ended June 30, 2022, respectively.
(b)	The decrease in dividend income from Investment Portfolio equity investments was primarily a result of a $2.3 million decrease in dividend income considered to be less consistent or non-recurring due to elevated levels of such income in the prior year.
(c)	The increase in fee income was primarily related to higher amendment and prepayment fees.

Expenses

Total expenses, net of fee and expense waivers, for the three months ended June 30, 2022 were $11.4 million, a 39% increase from $8.3 million in the corresponding period of 2021. The following table provides a summary of the changes in the comparable period activity.

	Three Months Ended
	June 30,		Net Change
	2022	2021	Amount	%

	(dollars in thousands)
Interest expense	$5,299	$3,300	$1,999	61%	(a)
Base management fees	4,955	4,158	797	19%	(b)
Internal administrative services fees	1,302	1,040	262	25%
General and administrative	1,037	794	243	31%
Total expenses before fee and expense waivers	12,593	9,292	3,301	36%
Waiver of internal administrative services expenses	(1,149)	(1,040)	(109)	10%
Total expenses	$11,444	$8,252	$3,192	39%
(a)	The increase in interest expense was primarily related to (i) higher weighted average debt balances to support the larger Investment Portfolio resulting from the investment activity since the prior year and (ii) higher floating interest rates on our revolving lines of credit based upon the increase in LIBOR.
(b)	The increase in base management fees was due to an increase in average gross assets subject to the base management fee.

Net Investment Income

Net investment income for the three months ended June 30, 2022 decreased 9% to $12.9 million, or $0.16 per share, compared to net investment income of $14.2 million, or $0.18 per share, for the corresponding period of 2021. The decrease in net investment income was principally attributable to the increase in total expenses, partially offset by the increase in total investment income, both as discussed above. The decrease in net investment income and net investment income per share includes a $2.3 million, or $0.03 per share, decrease in dividend income considered to be less consistent or non-recurring, as discussed above.

Net Realized Gain (Loss) from Investments

The following table provides a summary of the primary components of the total net realized gain on investments of $0.4 million for the three months ended June 30, 2022:

	Three Months Ended June 30, 2022
	Full Exits		Partial Exits		Restructures		Other (a)	Total (a)
	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	Net Gain/(Loss)

	(dollars in thousands)
Private Loan Portfolio	$—	—	$—	—	$—	—	$23	$23
LMM Portfolio	—	—	—	—	—	—	(41)	(41)
Middle Market Portfolio	—	—	—	—	—	—	(2)	(2)
Other Portfolio	—	—	333	1	—	—	59	392
Total net realized gain/(loss)	$—	—	$333	1	$—	—	$39	$372
(a)	Other activity includes realized gains and losses from transactions involving five portfolio companies which are not considered to be significant individually or in the aggregate.

Net Unrealized Appreciation (Depreciation)

The following table provides a summary of the total net unrealized depreciation of $10.7 million for the three months ended June 30, 2022:

	Three Months Ended June 30, 2022
	Private		Middle
	Loan	LMM(a)	Market	Other	Total

	(dollars in millions)
Accounting reversals of net unrealized (appreciation) depreciation recognized in prior periods due to net realized (gains/income) losses recognized during the current period	$(0.3)	$—	$—	$(0.4)	$(0.7)
Net unrealized appreciation (depreciation) relating to portfolio investments	(11.1) (b)	2.6	(3.4)	1.9	(10.0)
Total net unrealized appreciation (depreciation) relating to portfolio investments	$(11.4)	$2.6	$(3.4)	$1.5	$(10.7)
(a)	Includes unrealized appreciation on 15 LMM portfolio investments and unrealized depreciation on 20 LMM portfolio investments.
(b)	Primarily driven by increased market spreads.

Income Tax Benefit (Provision)

The income tax provision for the three months ended June 30, 2022 of $0.7 million principally consisted of (i) a current tax provision of $0.6 million related to a $0.5 million provision for excise tax on our estimated undistributed taxable income and $0.1 million provision for current state income taxes and (ii) a deferred tax provision of $0.1 million, which is primarily the result of the net activity relating to our portfolio investments held in our Taxable Subsidiaries, including changes in loss carryforwards, changes in net unrealized appreciation/depreciation and other temporary book-tax differences. The income tax provision for the three months ended June 30, 2021 of $0.4 million principally consisted of a current tax provision of $0.4 million related to a $0.3 million provision for excise tax on our estimated undistributed taxable income and $0.1 million provision for current state income taxes.

Net Increase in Net Assets Resulting from Operations

The net increase in net assets resulting from operations for the three months ended June 30, 2022 was $1.8 million, or $0.02 per share, compared with a net increase in net assets of $23.5 million, or $0.29 per share, during the three months ended June 30, 2021. The tables above provide a summary of the reasons for the change in net increase in net assets resulting from operations for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021.

Comparison of the six months ended June 30, 2022 and June 30, 2021

Set forth below is a comparison of the results of operations for the six months ended June 30, 2022 and June 30, 2021.

	Six Months Ended
	June 30,		Net Change
	2022	2021	Amount	%

	(dollars in thousands)

Total investment income	$47,740	$42,768	$4,972	12%
Total expenses (net of fee and expense waivers)	(22,151)	(16,582)	(5,569)	34%
Net investment income	25,589	26,186	(597)	(2)%
Net realized gain (loss) from investments	625	(173)	798	NM
Net realized loss on extinguishment of debt	—	(2,091)	2,091	NM
Net unrealized appreciation (depreciation) from investments	(7,017)	13,020	(20,037)	NM
Income tax benefit (provision)	(1,159)	(830)	(329)	NM
Net increase in net assets resulting from operations	$18,038	$36,112	$(18,074)	(50)%
NM	Net change % not meaningful

Investment Income

Total investment income for the six months ended June 30, 2022 was $47.7 million as compared to $42.8 million of total investment income for the corresponding period of 2021. The following table provides a summary of the changes in the comparable period activity.

	Six Months Ended
	June 30,		Net Change
	2022	2021	Amount	%

	(dollars in thousands)
Interest income	$41,231	$33,400	$7,831	23%	(a)
Dividend income	5,264	8,978	(3,714)	(41)%	(b)
Fee income	1,245	390	855	219%	(c)
Total investment income	$47,740	$42,768	$4,972	12%

(a)	The increase in interest income was primarily due to higher average levels of Investment Portfolio debt investments following (i) net origination activity in our LMM portfolio of $88.8 million and $5.1 million for the year ended December 31, 2021 and six months ended June 30, 2022, respectively, and (ii) net origination activity in our Private Loan portfolio of $190.6 million and $42.4 million for the year ended December 31, 2021 and six months ended June 30, 2022, respectively.
(b)	The decrease in dividend income from Investment Portfolio equity investments was primarily a result of a $2.3 million decrease in dividend income considered to be less consistent or non-recurring due to elevated levels of such income in the prior year.
(c)	The increase in fee income was primarily related to an increase in management fee income from our equity portfolio investments.

Expenses

Total expenses, net of fee and expense waivers, for the six months ended June 30, 2022 were $22.2 million, a 34% increase from $16.6 million in the corresponding period of 2021. The following table provides a summary of the changes in the comparable period activity.

	Six Months Ended
	June 30,		Net Change
	2022	2021	Amount	%

	(dollars in thousands)
Interest expense	$9,827	$6,464	$3,363	52%	(a)
Base management fees	9,945	8,061	1,884	23%	(b)
Internal administrative services fees	2,483	2,095	388	19%
General and administrative	2,075	2,057	18	1%
Total expenses before fee and expense waivers	24,330	18,677	5,653	30%
Waiver of internal administrative services expenses	(2,179)	(2,095)	(84)	4%
Total expenses	$22,151	$16,582	$5,569	34%
(a)	The increase in interest expense was primarily related to higher weighted average debt balances to support the larger Investment Portfolio resulting from the investment activity since the prior year, partially offset by lower effective interest rates on our Credit Facilities due to the termination of the Deutsche Bank Credit Facility in February 2021.
(b)	The increase in base management fees was due to an increase in average gross assets subject to the base management fee.

Net Investment Income

Net investment income for the six months ended June 30, 2022 decreased 2% to $25.6 million, or $0.32 per share, compared to net investment income of $26.2 million, or $0.33 per share, for the corresponding period of 2021. The decrease in net investment income was principally attributable to the increase in total expenses, partially offset by the increase in total investment income, both as discussed above. The decrease in net investment income and net investment income per share includes a $2.3 million, or $0.03 per share, decrease in dividend income considered to be less consistent or non-recurring, as discussed above.

Net Realized Gain (Loss) from Investments

The following table provides a summary of the primary components of the total net realized gain on investments of $0.6 million for the six months ended June 30, 2022:

	Six Months Ended June 30, 2022
	Full Exits		Partial Exits		Restructures		Other (a)	Total (a)
	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	Net Gain/(Loss)

	(dollars in thousands)
Private Loan Portfolio	$—	—	$—	—	$—	—	$7	$7
LMM Portfolio	—	—	—	—	—	—	(41)	(41)
Middle Market Portfolio	—	—	—	—	—	—	(42)	(42)
Other Portfolio	—	—	779	1	—	—	(78)	701
Total net realized gain/(loss)	$—	—	$779	1	$—	—	$(154)	$625

(a)	Other activity includes realized gains and losses from transactions involving ten portfolio companies which are not considered to be significant individually or in the aggregate.

Net Unrealized Appreciation (Depreciation)

The following table provides a summary of the total net unrealized depreciation of $7.0 million for the six months ended June 30, 2022:

	Six Months Ended June 30, 2022
	Private			Middle
	Loan		LMM(a)	Market	Other	Total

	(dollars in millions)
Accounting reversals of net unrealized (appreciation) depreciation recognized in prior periods due to net realized (gains/income) losses recognized during the current period	$(0.5)		$—	$(0.2)	$(0.8)	$(1.5)
Net unrealized appreciation (depreciation) relating to portfolio investments	(8.8)	(b)	3.5	(2.5)	2.3	(5.5)
Total net unrealized appreciation (depreciation) relating to portfolio investments	$(9.3)		$3.5	$(2.7)	$1.5	$(7.0)

(a)	Includes unrealized appreciation on 16 LMM portfolio investments and unrealized depreciation on 23 LMM portfolio investments.
(b)	Primarily driven by increased market spreads.

Income Tax Benefit (Provision)

The income tax provision for the six months ended June 30, 2022 of $1.2 million consisted of (i) a current tax provision of $1.0 million related to a $0.7 million provision for excise tax on our estimated undistributed taxable income and $0.3 million provision for current federal and state income taxes and (ii) a deferred tax provision of $0.2 million, which is primarily the result of the net activity relating to our portfolio investments held in our Taxable Subsidiaries, including changes in loss carryforwards, changes in net unrealized appreciation/depreciation and other temporary book-tax differences. The income tax provision for the six months ended June 30, 2021 of $0.8 million consisted of a current tax provision of $0.8 million related to a $0.7 million provision for excise tax on our estimated undistributed taxable income and $0.1 million provision for current state income taxes.

Net Increase in Net Assets Resulting from Operations

The net increase in net assets resulting from operations for the six months ended June 30, 2022 was $18.0 million, or $0.23 per share, compared with a net increase in net assets of $36.1 million, or $0.45 per share, during the six months ended June 30, 2021. The tables above provide a summary of the reasons for the change in net increase in net assets resulting from operations for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021.

Liquidity and Capital Resources

This “Liquidity and Capital Resources” section should be read in conjunction with the “COVID-19 Update” section above.

Cash Flows

For the six months ended June 30, 2022, we experienced a net decrease in cash, cash equivalents and restricted cash of $15.8 million, which is the result of $26.2 million of cash used in our financing activities, partially offset by $10.4 million of cash provided by our operating activities.

The $10.4 million of cash provided by our operating activities resulted primarily from (i) cash proceeds totaling $85.5 million from the sales and repayments of debt investments and sales of and return of capital from equity investments, (ii) cash flows we generated from the operating profits earned totaling $20.6 million, which is our net investment income, excluding the non-cash effects of the accretion of unearned income, payment-in-kind interest income, cumulative dividends and the amortization of expenses for deferred financing costs and (iii) cash proceeds of

$20.3 million related to the change in other assets and liabilities, partially offset by the funding of new portfolio investments of $115.9 million.

The $26.2 million used in financing activities principally consisted of (i) $75.0 million net cash repayments related to our TIAA Credit Facility and JPM SPV Facility (together, the “Credit Facilities”), (ii) $16.3 million in cash dividends paid to stockholders, (iii) $7.9 million for the repurchase of common stock and (iv) $0.1 million for deferred financing costs, partially offset by (i) $72.5 million of cash proceeds from our Series A Notes (defined below) issued in January 2022 and (ii) $0.7 million net cash proceeds related to our common stock issuance.

Share Repurchase Program

On March 31, 2020, our Board of Directors unanimously approved a temporary suspension of the share repurchase program commencing with the second quarter of 2020. The Board of Directors determined that it was the best interest of the Company to suspend the share repurchase program in order to preserve the financial flexibility and liquidity given the prolonged impact of COVID-19.

On March 2, 2021, our Board of Directors unanimously approved the reinstatement of the share repurchase program commencing in April 2021 with repurchases effectuated via tender offers, and the Company has conducted quarterly tender offers pursuant to its share repurchase program since then. The quarterly tender offers are generally equal to 90% of the aggregate dividend reinvestment plan proceeds resulting from dividend payments. See Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Part II of this Quarterly Report on Form 10-Q for more information regarding repurchases of our common stock during the three months ended June 30, 2022.

Capital Resources

As of June 30, 2022, we had $10.0 million in cash and cash equivalents and $138.3 million of unused capacity under the Credit Facilities, which we maintain to support our investment and operating activities. As of June 30, 2022, our net asset value totaled $1,131.4 million, or $7.58 per share.

As of June 30, 2022, we had $84.0 million outstanding and $81.0 million of undrawn commitments under our TIAA Credit Facility, and $267.7 million outstanding and $57.3 million of undrawn commitments under our JPM SPV Facility, both of which we estimated approximated fair value. Availability under the TIAA Credit Facility is subject to certain borrowing base limitations and the asset coverage restrictions. Availability under the JPM SPV Facility is subject to certain borrowing base limitations. For further information on our Credit Facilities, including key terms and financial covenants, refer to Note E — Debt included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

On October 22, 2021, we and certain qualified institutional investors entered into a Master Note Purchase Agreement (the “Note Purchase Agreement”), which governs the issuance of $150.0 million in aggregate principal amount of the Company’s 4.04% Series A Senior Notes due 2026 (the “Series A Notes”). The Series A Notes bear a fixed interest rate of 4.04% per year and will mature on October 30, 2026, unless redeemed, purchased or prepaid prior to such date by us in accordance with their terms. We issued $77.5 million of Series A Notes upon entering into the Note Purchase Agreement, and issued an additional $72.5 million in January 2022. Net proceeds from the Series A Note issuance were used to repay outstanding debt borrowed under the Company’s Credit Facilities, including the Main Street Term Loan, which was fully repaid and extinguished in October 2021, and the TIAA Credit Facility, on which amounts may be re-borrowed to make investments in accordance with our investment objective and strategies and for general corporate purposes. For more information on our Series A Notes and the Main Street Term Loan, including key terms and financial covenants, refer to Note E—Debt included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

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

Although we have been able to secure access to additional liquidity, including through the Credit Facilities and the Note Purchase Agreement, there is no assurance that debt or equity capital will be available to us in the future on favorable terms, or at all.

Recently Issued or Adopted Accounting Standards

From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that are adopted by us as of the specified effective date. We believe that the impact of recently issued standards and any that are not yet effective will not have a material impact on our consolidated financial statements upon adoption. For a description of recently issued or adopted accounting standards, see Note B.11.—Recently Issued or Adopted Accounting Standards included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

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

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments include commitments to extend credit and fund equity capital and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized on the balance sheets. At June 30, 2022, we had a total of $67.9 million in outstanding commitments comprised of (i) 60 investments with commitments to fund revolving loans that had not been fully drawn or term loans with additional commitments not yet funded and (ii) three investments with equity capital commitments that had not been fully called.

Contractual Obligations

As of June 30, 2022, we had $351.7 million in total borrowings outstanding under our Credit Facilities and Series A Notes. The TIAA Credit Facility will mature on March 1, 2026. The JPM SPV Facility will mature on February 3, 2025. The Series A Notes will mature on October 30, 2026. See further discussion of the terms of our Credit Facilities, Series A Notes and other debt in Note E—Debt included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings at June 30, 2022 is as follows:

	2022	2023	2024	2025	2026	Thereafter	Total

	(dollars in thousands)
JPM SPV Facility(2)	$—	$—	$—	$267,688	$—	$—	$267,688
Series A Notes	—	—	—	—	150,000	—	150,000
Interest due on Series A Senior Notes	3,030	6,060	6,060	6,060	6,060	—	27,270
TIAA Credit Facility(1)	—	—	—	—	84,000	—	84,000
Total	$3,030	$6,060	$6,060	$273,748	$240,060	$—	$528,958

(1)At June 30, 2022, $81.0 million remained available to borrow under the TIAA Credit Facility; however, our borrowing ability is limited to the asset coverage restrictions imposed by the TIAA Credit Facility and the 1940 Act, as discussed above.

(2)At June 30, 2022, $57.3 million remained available to borrow under the JPM SPV Facility; however, our borrowing ability is limited to the asset coverage restrictions imposed by the JPM SPV Facility and the 1940 Act, as discussed above.

Related Party Transactions and Agreements

We have entered into agreements with our Adviser and/or certain of its affiliates and other parties whereby we pay certain fees and reimbursements to these entities. These included payments for selling commissions and fees and for reimbursement of offering costs. In addition, we make payments for certain services that include the identification, execution and management of our investments and also the management of our day-to-day operations provided to us by our Adviser, pursuant to various agreements that we have entered into. See Note K—Related Party Transactions included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q for additional information regarding related party transactions.

Recent Developments

On August 1, 2022, we repurchased 527,508 shares of our common stock validly tendered and not withdrawn on the terms set forth in our tender offer statement on Schedule TO and Offer to Purchase filed with the SEC on August 3, 2022. The shares were repurchased at a price of $7.64 per share, which was our net asset value per share as of August 1, 2022, for an aggregate purchase price of $4.0 million (an amount equal to 90% of the proceeds we received from the issuance of shares under our dividend reinvestment plan from our August 1, 2022 dividend payment).

On August 11, 2022, our Board of Directors declared a quarterly cash dividend of $0.16 per share payable November 1, 2022 to stockholders of record as of September 30, 2022.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates, and changes in interest rates may affect both our interest expense on the debt outstanding under our Credit Facilities and our interest income from portfolio investments. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. Our investment income will be affected by changes in various interest rates, including LIBOR, SOFR and prime rates, to the extent that any debt investments include floating interest rates. See “Risk Factors — Risks Related to our Investments — Changes relating to the LIBOR calculation process, the phase-out of LIBOR and the use of replacement rates for LIBOR may adversely affect the value of our portfolio securities.”, “Risk Factors — Risks Related to our Investments — We are subject to risks associated with the current interest rate environment and changes in interest rates will affect our cost of capital, net investment income and the value of our investments.” and “Risk Factors — Risks Related to Leverage — Because we borrow money, the potential for gain or loss on amounts invested in us is magnified and may increase the risk of investing in us.” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 for more information regarding risks associated with our debt investments and borrowings that utilize LIBOR, SOFR or Prime as a reference rate.

The majority of our debt investments are made with either fixed interest rates or floating rates that are subject to contractual minimum interest rates for the term of the investment. As of June 30, 2022, 85% of our debt investment portfolio (at cost) bore interest at floating rates, 93% of which were subject to contractual minimum interest rates. Our interest expense associated with our Credit Facilities will be affected by changes in the published LIBOR or SOFR rates, as applicable. However, the interest rates on our outstanding Series A Notes due 2026 (the “Series A Notes”) are fixed for the life of such debt. As of June 30, 2022, we had not entered into any interest rate hedging arrangements. Due to our limited use of derivatives, we have claimed an exclusion from the definition of the term “commodity pool operator” under the Commodity Exchange Act and, therefore, are not subject to registration or regulation as a pool operator under such Act. The following table shows the approximate annualized increase or decrease in the components of net investment income due to hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings as of June 30, 2022.

	Increase	(Increase)	Increase	Increase
	(Decrease)	Decrease	(Decrease) in Net	(Decrease) in Net
	in Interest	in Interest	Investment	Investment
Basis Point Change	Income	Expense	Income	Income per Share

	(dollars in thousands, except per share amounts)
(150)	$(9,558)	$3,716	$(5,842)	$(0.07)
(125)	(9,133)	3,716	(5,417)	(0.07)
(100)	(7,631)	3,517	(4,114)	(0.05)
(75)	(6,030)	2,638	(3,392)	(0.04)
(50)	(4,062)	1,758	(2,304)	(0.03)
(25)	(2,066)	879	(1,187)	(0.01)
25	1,981	(879)	1,102	0.01
50	4,036	(1,758)	2,278	0.03
75	6,091	(2,638)	3,453	0.04
100	8,147	(3,517)	4,630	0.06
125	10,202	(4,396)	5,806	0.07
150	12,257	(5,275)	6,982	0.09

The hypothetical results assume that all LIBOR, SOFR and prime rate changes would be effective on the first day of the period. However, the contractual LIBOR, SOFR and prime rate reset dates would vary throughout the period, on either a monthly or quarterly basis, for both our investments and our Credit Facilities. The hypothetical results would also be impacted by the changes in the amount of debt outstanding under our Credit Facilities (with an increase (decrease) in the debt outstanding under the Credit Facilities resulting in an (increase) decrease in the hypothetical interest expense).

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, President, Chief Financial Officer, Chief Compliance Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act). Based on that evaluation, our Chief Executive Officer, President, Chief Financial Officer, Chief Compliance Officer and Chief Accounting Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to us that is required to be disclosed in the reports we file or submit under the Exchange Act. There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

During the three months ended June 30, 2022, we issued 582,496 shares of our common stock under our dividend reinvestment plan, which are not subject to the registration requirements of the Securities Act of 1933, as amended. On May 2, 2022 we also sold 94,697 shares of our common stock to Main Street at $7.92 per share, the price set by the Company to issue shares under the dividend reinvestment plan for the May 2, 2022 dividend payment. This sale of shares was exempt from registration under section 4(a)(2) of the Securities Act of 1933, as amended. The aggregate value of the shares of common stock issued during the three months ended June 30, 2022 under the dividend reinvestment plan and pursuant to exempt sale transaction was $4.6 million.

Issuer Purchases of Equity Securities

The following chart summarizes repurchases of our common stock for the three months ended June 30, 2022:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
April 1 through April 30, 2022	—	—	—	—
May 1 through May 31, 2022	536,065	7.77	536,065	N/A
June 1 through June 30, 2022	—	—	—	—
Total	536,065		536,065

Item 6. Exhibits

Listed below are the exhibits which are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MSC INCOME FUND, INC.

/s/ DWAYNE L. HYZAK
Date: August 12, 2022	Dwayne L. Hyzak
Chief Executive Officer
(principal executive officer)
/s/ JESSE E. MORRIS
Date: August 12, 2022	Jesse E. Morris
Chief Financial Officer and Chief Operating Officer
(principal financial officer)
/s/ CORY E. GILBERT
Date: August 12, 2022	Cory E. Gilbert
Vice President and Chief Accounting Officer
(principal accounting officer)