Form 10-Q
period 2022-09-30
MSC INCOME FUND, INC.
filed 2022-11-14
CIK 1535778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from:             to
Commission File Number: 814-00939
MSC Income Fund, Inc.
(Exact name of registrant as specified in its charter)

Maryland	45-3999996
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1300 Post Oak Boulevard, 8th Floor Houston, TX	77056
(Address of principal executive offices)	(Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the issuer’s common stock as of November 14, 2022 was 80,106,000.

MSC INCOME FUND, INC
Consolidated Balance Sheets
(in thousands, except shares and per share amounts)

	September 30, 2022	December 31, 2021
ASSETS	(Unaudited)
Investments at fair value:
Control investments (cost: $30,906 and $28,903 as of September 30, 2022 and December 31, 2021, respectively)	$50,546	$46,583
Affiliate investments (cost: $228,834 and $209,971 as of September 30, 2022 and December 31, 2021, respectively)	257,418	234,158
Non‑Control/Non‑Affiliate investments (cost: $837,919 and $828,301 as of September 30, 2022 and December 31, 2021, respectively)	788,204	796,395
Total investments (cost: $1,097,659 and $1,067,175 as of September 30, 2022 and December 31, 2021, respectively)	1,096,168	1,077,136
Cash and cash equivalents	18,158	25,813
Interest and dividend receivable	12,196	12,991
Receivable for securities sold	6,745	21,729
Deferred financing costs (net of accumulated amortization of $2,105 and $1,290 as of September 30, 2022 and December 31, 2021, respectively)	3,216	4,049
Prepaids and other assets	1,888	2,059
Total assets	$1,138,371	$1,143,777
LIABILITIES
Credit facilities	$352,688	$426,688
Series A Notes due 2026 (par: $150,000 and $77,500 as of September 30, 2022 and December 31, 2021, respectively)	148,782	76,184
Accounts payable and other liabilities	2,136	3,159
Payable for securities purchased	—	4,170
Interest payable	6,606	3,093
Dividend payable	12,809	11,974
Management and incentive fees payable	5,281	5,339
Deferred tax liability, net	321	—
Total liabilities	528,623	530,607
Commitments and contingencies (Note J)
NET ASSETS
Common stock, $0.001 par value per share (450,000,000 shares authorized; 80,059,079 and 79,826,605 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively)	80	80
Additional paid‑in capital	684,494	682,426
Total overdistributed earnings	(74,826)	(69,336)
Total net assets	609,748	613,170
Total liabilities and net assets	$1,138,371	$1,143,777
NET ASSET VALUE PER SHARE	$7.62	$7.68
The accompanying notes are an integral part of these consolidated financial statements

MSC INCOME FUND, INC.
Consolidated Statements of Operations
(in thousands, except shares and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
INVESTMENT INCOME:
Interest, fee and dividend income:
Control investments	$555	$845	$2,595	$2,188
Affiliate investments	6,385	5,365	17,443	13,461
Non‑Control/Non‑Affiliate investments	19,111	16,544	53,753	49,873
Total investment income	26,051	22,754	73,791	65,522
EXPENSES:
Interest	(6,801)	(3,759)	(16,628)	(10,223)
Base management fees	(4,974)	(4,473)	(14,919)	(12,534)
Internal administrative services expenses	(1,405)	(1,152)	(3,888)	(3,247)
General and administrative	(941)	(1,400)	(3,017)	(3,457)
Total expenses before expense waivers	(14,121)	(10,784)	(38,452)	(29,461)
Waiver of internal administrative services expenses	1,252	1,152	3,431	3,247
Total expenses, net of expense waivers	(12,869)	(9,632)	(35,021)	(26,214)
NET INVESTMENT INCOME	13,182	13,122	38,770	39,308
NET REALIZED GAIN (LOSS):
Affiliate investments	(1,456)	(203)	(676)	(2,673)
Non‑Control/Non‑Affiliate investments	8,694	(3,473)	8,541	(1,176)
Realized loss on extinguishment of debt	—	—	—	(2,091)
Total net realized gain (loss)	7,238	(3,676)	7,865	(5,940)
NET UNREALIZED APPRECIATION (DEPRECIATION):
Control investments	574	572	1,959	569
Affiliate investments	3,909	3,987	4,401	10,017
Non‑Control/Non‑Affiliate investments	(8,918)	2,784	(17,812)	9,777
Total net unrealized appreciation (depreciation)	(4,435)	7,343	(11,452)	20,363
INCOME TAXES:
Federal and state income, excise and other taxes	(578)	(453)	(1,559)	(1,283)
Deferred taxes	(144)	—	(321)	—
Income tax provision	(722)	(453)	(1,880)	(1,283)
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$15,263	$16,336	$33,303	$52,448
NET INVESTMENT INCOME PER SHARE—BASIC AND DILUTED	$0.16	$0.16	$0.48	$0.49
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE—BASIC AND DILUTED	$0.19	$0.20	$0.42	$0.66
WEIGHTED-AVERAGE SHARES OUTSTANDING—BASIC AND DILUTED	80,048,855	79,908,827	79,960,302	79,831,292
The accompanying notes are an integral part of these consolidated financial statements

MSC INCOME FUND, INC.
Consolidated Statements of Changes in Net Assets
(in thousands, except shares)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Total Overdistributed Earnings	Total Net Asset Value
	Number of Shares	Par Value
Balances at December 31, 2020	79,608,304	$80	$682,028	$(102,484)	$579,624
Net increase resulting from operations	—	—	—	12,657	12,657
Dividends to stockholders	—	—	—	(7,961)	(7,961)
Balances at March 31, 2021	79,608,304	$80	$682,028	$(97,788)	$584,320
Offering of common stock	67,114	—	500	—	500
Dividend reinvestment	424,455	—	3,162	—	3,162
Common stock repurchased	(383,512)	—	(2,861)	—	(2,861)
Net increase resulting from operations	—	—	—	23,455	23,455
Dividends to stockholders	—	—	—	(9,964)	(9,964)
Balances at June 30, 2021	79,716,361	$80	$682,829	$(84,297)	$598,612
Dividend reinvestment	478,309	1	3,682	—	3,683
Common stock repurchased	(438,292)	(1)	(3,317)	—	(3,318)
Net increase resulting from operations	—	—	—	16,336	$16,336
Dividends to stockholders	—	—	—	(11,964)	$(11,964)
Balances at September 30, 2021	79,756,378	$80	$683,194	$(79,925)	$603,349

Balances at December 31, 2021	79,826,605	$80	$682,426	$(69,336)	$613,170
Dividend reinvestment	533,062	—	4,212	—	4,212
Common stock repurchased	(489,031)	—	(3,790)	—	(3,790)
Net increase resulting from operations	—	—	—	16,213	16,213
Dividends to stockholders	—	—	—	(13,178)	(13,178)
Balances at March 31, 2022	79,870,636	$80	$682,848	$(66,301)	$616,627
Offering of common stock	94,697	—	750	—	750
Dividend reinvestment	582,453	1	4,612	—	4,613
Common stock repurchased	(536,065)	(1)	(4,151)	—	(4,152)
Net increase resulting from operations	—	—	—	1,823	1,823
Dividends to stockholders	—	—	—	(12,802)	(12,802)
Balances at June 30, 2022	80,011,721	$80	$684,059	$(77,280)	$606,859
Dividend reinvestment	574,866	1	4,478	—	4,479
Common stock repurchased	(527,508)	(1)	(4,043)	—	(4,044)
Net increase resulting from operations	—	—	—	15,263	15,263
Dividends to stockholders	—	—	—	(12,809)	(12,809)
Balances at September 30, 2022	80,059,079	$80	$684,494	$(74,826)	$609,748
The accompanying notes are an integral part of these consolidated financial statements

MSC INCOME FUND, INC.
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$33,303	$52,448
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Investments in portfolio companies	(171,762)	(333,778)
Proceeds from sales and repayments of debt investments in portfolio companies	123,357	181,804
Proceeds from sales and return of capital of equity investments in portfolio companies	42,875	—
Net unrealized (appreciation) depreciation	11,452	(20,363)
Net realized (gain) loss on the sale of portfolio investments	(7,865)	3,986
Realized loss on extinguishment of debt	—	2,091
Amortization of deferred financing costs	1,080	886
Amortization of deferred offering costs	210	110
Accretion of unearned income	(3,576)	(3,425)
Payment-in-kind interest	(2,091)	(4,357)
Cumulative dividends	(608)	(19)
Deferred tax provision	321	—
Changes in other assets and liabilities:
Interest and dividend receivable	795	(2,425)
Prepaid and other assets	171	977
Management and incentive fees payable	(58)	272
Interest payable	3,513	3,155
Accounts payable and other liabilities	(1,024)	619
Net cash provided by (used in) operating activities	30,093	(118,019)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	750	500
Redemption of common stock	(11,986)	(6,179)
Payment of offering costs	(210)	(110)
Dividends paid	(24,653)	(11,081)
Repayments on credit facilities	(161,000)	(340,816)
Proceeds from credit facilities	87,000	392,688
Proceeds from Series A Notes due 2026	72,500	60,000
Payment of deferred financing costs	(149)	(4,607)
Net cash provided by (used in) financing activities	(37,748)	90,395
Net decrease in cash, cash equivalents and restricted cash	(7,655)	(27,624)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	25,813	49,066
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$18,158	$21,442

Supplemental cash flow disclosures:
Interest paid	$9,578	$6,183
Taxes paid	$1,992	$1,328
Non-cash financing activities:
Dividends declared and unpaid	$12,809	$11,964
Value of shares issued pursuant to the DRIP	$13,304	$6,845
The accompanying notes are an integral part of these consolidated financial statements

MSC INCOME FUND, INC.
Consolidated Schedule of Investments
September 30, 2022
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Control Investments (5)
Copper Trail Fund Investments	(12) (13)	Investment Partnership
			LP Interests (CTMH, LP)	(24)	7/17/2017	39.0%							$835	$710

GRT Rubber Technologies LLC		Manufacturer of Engineered Rubber Products
			Secured Debt		12/19/2014		10.56%	L+	8.00%		10/29/2026	19,944	19,741	19,944
			Member Units	(8)	12/19/2014	2,896							6,435	22,750
													26,176	42,694
Harris Preston Fund Investments	(12) (13)	Investment Partnership
			LP Interests (2717 MH, L.P.)	(24)	10/1/2017	49.3%							3,895	7,142

Subtotal Control Investments (8.3% of net assets at fair value)													$30,906	$50,546
Affiliate Investments (6)
AFG Capital Group, LLC		Provider of Rent-to-Own Financing Solutions and Services
			Preferred Member Units	(8)	11/7/2014	46							300	2,190

Analytical Systems Keco Holdings, LLC		Manufacturer of Liquid and Gas Analyzers
			Secured Debt	(9) (33)	8/16/2019			L+	10.00%		8/16/2024	0	(3)	(3)
			Secured Debt	(9)	8/16/2019		12.63%	L+	10.00%		8/16/2024	1,184	1,147	1,147
			Preferred Member Units		8/16/2019	800	12.63%						800	0
			Preferred Member Units		5/20/2021	607							607	960
			Warrants	(27)	8/16/2019	105					8/16/2029	79	79	0
													2,630	2,104
ATX Networks Corp.	(11)	Provider of Radio Frequency Management Equipment
			Secured Debt	(9)	9/1/2021		11.14%	L+	7.50%		9/1/2026	6,907	6,362	6,735
			Unsecured Debt	(19)	9/1/2021		10.00%			10.00%	9/1/2028	3,330	2,251	2,481
			Common Stock		9/1/2021	585							0	0
													8,613	9,216

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
September 30, 2022
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Barfly Ventures, LLC	(10)	Casual Restaurant Group
			Member Units		10/26/2020	12							528	1,107

Batjer TopCo, LLC		HVAC Mechanical Contractor
			Secured Debt	(33)	3/7/2022						3/31/2027	0	(1)	(1)
			Secured Debt		3/7/2022		11.00%				3/31/2027	1,225	1,203	1,203
			Preferred Stock		3/7/2022	453							455	455
													1,657	1,657
Brewer Crane Holdings, LLC		Provider of Crane Rental and Operating Services
			Secured Debt	(9)	1/9/2018		12.56%	L+	10.00%		1/9/2023	1,522	1,520	1,520
			Preferred Member Units	(8)	1/9/2018	737							1,070	1,420
													2,590	2,940
Centre Technologies Holdings, LLC		Provider of IT Hardware Services and Software Solutions
			Secured Debt	(9) (33)	1/4/2019			L+	9.00%		1/4/2026	0	0	0
			Secured Debt	(9)	1/4/2019		11.63%	L+	9.00%		1/4/2026	3,758	3,729	3,729
			Preferred Member Units		1/4/2019	3,327							1,531	2,040
													5,260	5,769
Chamberlin Holding LLC		Roofing and Waterproofing Specialty Contractor
			Secured Debt	(9) (33)	2/26/2018			L+	6.00%		2/26/2023	0	0	0
			Secured Debt	(9)	2/26/2018		10.63%	L+	8.00%		2/26/2023	4,366	4,351	4,366
			Member Units	(8)	2/26/2018	1,087							2,860	5,580
			Member Units	(8) (23)	11/2/2018	261,786							443	471
													7,654	10,417
Charps, LLC		Pipeline Maintenance and Construction
			Preferred Member Units	(8)	2/3/2017	457							491	3,300

Clad-Rex Steel, LLC		Specialty Manufacturer of Vinyl-Clad Metal
			Secured Debt	(9)	12/20/2016		12.13%	L+	9.50%		1/15/2024	2,620	2,620	2,620
			Secured Debt		12/20/2016		10.00%				12/20/2036	264	262	262
			Member Units	(8)	12/20/2016	179							1,820	2,370
			Member Units	(23)	12/20/2016	200							53	152
													4,755	5,404
Cody Pools, Inc.		Designer of Residential and Commercial Pools

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
September 30, 2022
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt	(9) (33)	3/6/2020			L+	10.50%		12/17/2026	0	(10)	0
			Secured Debt	(9)	3/6/2020		13.63%	L+	10.50%		12/17/2026	6,958	6,855	6,958
			Preferred Member Units	(8) (23)	3/6/2020	147							2,079	14,300
													8,924	21,258
Colonial Electric Company LLC		Provider of Electrical Contracting Services
			Secured Debt	(33)	3/31/2021						3/31/2026	0	0	0
			Secured Debt		3/31/2021		12.00%				3/31/2026	5,906	5,799	5,799
			Preferred Member Units	(8)	3/31/2021	4,320							1,920	2,300
													7,719	8,099
Datacom, LLC		Technology and Telecommunications Provider
			Secured Debt		3/1/2022		7.50%				12/31/2025	25	25	25
			Secured Debt		3/31/2021		7.50%				12/31/2025	966	896	861
			Preferred Member Units	(8)	3/31/2021	1,000							290	300
													1,211	1,186
Digital Products Holdings LLC		Designer and Distributor of Consumer Electronics
			Secured Debt	(9)	4/1/2018		12.63%	L+	10.00%		4/1/2023	3,966	3,955	3,955
			Preferred Member Units	(8)	4/1/2018	964							2,375	2,459
													6,330	6,414
Direct Marketing Solutions, Inc.		Provider of Omni-Channel Direct Marketing Services
			Secured Debt	(9)	2/13/2018		13.63%	L+	11.00%		2/13/2024	600	595	600
			Secured Debt	(9)	2/13/2018		13.63%	L+	11.00%		2/13/2024	4,494	4,461	4,494
			Preferred Stock	(8)	2/13/2018	2,100							2,100	5,560
													7,156	10,654
Flame King Holdings, LLC		Propane Tank and Accessories Distributor
			Secured Debt	(9)	10/29/2021		9.25%	L+	6.50%		10/31/2026	1,900	1,884	1,900
			Secured Debt	(9)	10/29/2021		13.75%	L+	11.00%		10/31/2026	5,300	5,169	5,300
			Preferred Equity	(8)	10/29/2021	2,340							2,600	3,460
													9,653	10,660
Freeport Financial Funds	(12) (13)	Investment Partnership
			LP Interests (Freeport First Lien Loan Fund III LP)	(8) (24)	7/31/2015	6.0%							6,630	6,175

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
September 30, 2022
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Gamber-Johnson Holdings, LLC		Manufacturer of Ruggedized Computer Mounting Systems
			Secured Debt	(9) (33)	6/24/2016			L+	8.00%		1/1/2025	0	0	0
			Secured Debt	(9)	6/24/2016		10.63%	L+	8.00%		1/1/2025	6,020	5,995	6,020
			Member Units	(8)	6/24/2016	2,261							4,423	11,620
													10,418	17,640
GFG Group, LLC.		Grower and Distributor of a Variety of Plants and Products to Other Wholesalers, Retailers and Garden Centers
			Secured Debt		3/31/2021		9.00%				3/31/2026	2,936	2,872	2,936
			Preferred Member Units	(8)	3/31/2021	56							1,225	1,790
													4,097	4,726
Gulf Publishing Holdings, LLC		Energy Industry Focused Media and Publishing
			Secured Debt	(9) (33)	9/29/2017			L+	9.50%		7/1/2027	0	0	0
			Secured Debt		7/1/2022		12.50%				6/30/2027	600	600	571
			Member Units		4/29/2016	920							920	0
			Member Units		7/1/2022	15,930							1,400	980
													2,920	1,551
Harris Preston Fund Investments	(12) (13)	Investment Partnership
			LP Interests (HPEP 3, L.P.)	(8) (24)	8/9/2017	8.2%							2,558	4,331

Kickhaefer Manufacturing Company, LLC		Precision Metal Parts Manufacturing
			Secured Debt		10/31/2018		11.50%				10/31/2023	5,104	5,066	5,066
			Secured Debt		10/31/2018		9.00%				10/31/2048	972	963	963
			Member Units		10/31/2018	145							3,060	2,310
			Member Units	(8) (23)	10/31/2018	200							248	615
													9,337	8,954
Market Force Information, LLC		Provider of Customer Experience Management Services
			Secured Debt	(14) (19)	7/28/2017		12.00%			12.00%	7/28/2023	6,520	6,463	718
			Member Units		7/28/2017	185,980							4,160	0
													10,623	718
MH Corbin Holding LLC		Manufacturer and Distributor of Traffic Safety Products
			Secured Debt		8/31/2015		13.00%				12/31/2022	1,559	1,559	677
			Preferred Member Units		3/15/2019	16,500							1,100	0
			Preferred Member Units		9/1/2015	1,000							1,500	0

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
September 30, 2022
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)	Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
												4,159	677
Mystic Logistics Holdings, LLC	Logistics and Distribution Services Provider for Large Volume Mailers
		Secured Debt	(33)	8/18/2014						1/31/2024	0	0	0
		Secured Debt		8/18/2014		10.00%				1/31/2024	1,436	1,436	1,436
		Common Stock	(8)	8/18/2014	1,468							680	5,175
												2,116	6,611
NexRev LLC	Provider of Energy Efficiency Products & Services
		Secured Debt		2/28/2018		11.00%				2/28/2025	40	40	40
		Secured Debt		2/28/2018		11.00%				2/28/2025	3,066	3,020	2,263
		Preferred Member Units	(8)	2/28/2018	25,786,046							2,053	280
												5,113	2,583
NuStep, LLC	Designer, Manufacturer and Distributor of Fitness Equipment
		Secured Debt	(9)	1/31/2017		9.13%	L+	6.50%		1/31/2025	1,100	1,097	1,097
		Secured Debt		1/31/2017		12.00%				1/31/2025	4,610	4,602	4,602
		Preferred Member Units		1/31/2017	102							2,550	2,550
												8,249	8,249
Oneliance, LLC	Construction Cleaning Company
		Secured Debt	(9)	8/6/2021		13.56%	L+	11.00%		8/6/2026	1,400	1,378	1,378
		Preferred Stock		8/6/2021	264							264	264
												1,642	1,642
Orttech Holdings, LLC	Distributor of Industrial Clutches, Brakes and Other Components
		Secured Debt	(9) (33)	7/30/2021			L+	11.00%		7/31/2026	0	(3)	(3)
		Secured Debt	(9)	7/30/2021		13.63%	L+	11.00%		7/31/2026	5,900	5,808	5,808
		Preferred Stock	(8) (23)	7/30/2021	2,500							2,500	2,500
												8,305	8,305
Robbins Bros. Jewelry, Inc.	Bridal Jewelry Retailer
		Secured Debt	(9) (33)	12/15/2021			L+	11.00%		12/15/2026	0	(8)	(8)
		Secured Debt	(9)	12/15/2021		13.63%	L+	11.00%		12/15/2026	3,990	3,923	3,923
		Preferred Equity		12/15/2021	1,230							1,230	1,690
												5,145	5,605
SI East, LLC	Rigid Industrial Packaging Manufacturing
		Secured Debt		8/31/2018		10.25%				8/31/2023	750	750	750

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
September 30, 2022
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt		8/31/2018		10.25%				8/31/2023	31,079	30,887	31,079
			Preferred Member Units	(8)	8/31/2018	52							406	4,980
													32,043	36,809
Sonic Systems International, LLC	(10)	Nuclear Power Staffing Services
			Secured Debt	(9)	8/20/2021		9.78%	L+	7.50%		8/20/2026	18,425	18,123	18,242
			Common Stock		8/20/2021	11,647							1,584	1,650
													19,707	19,892
Tedder Industries, LLC		Manufacturer of Firearm Holsters and Accessories
			Secured Debt		8/31/2018		12.00%				8/31/2023	460	460	460
			Secured Debt		8/31/2018		12.00%				8/31/2023	3,800	3,796	3,779
			Preferred Member Units		8/31/2018	133							2,267	1,784
													6,523	6,023
Trantech Radiator Topco, LLC		Transformer Cooling Products and Services
			Secured Debt	(33)	5/31/2019						5/31/2024	0	(4)	0
			Secured Debt		5/31/2019		12.00%				5/31/2024	2,080	2,056	2,080
			Common Stock	(8)	5/31/2019	154							1,164	1,850
													3,216	3,930
VVS Holdco LLC		Omnichannel Retailer of Animal Health Products
			Secured Debt	(9) (23)	12/1/2021		8.63%	L+	6.00%		12/1/2023	200	193	193
			Secured Debt	(23)	12/1/2021		11.50%				12/1/2026	7,600	7,409	7,409
			Preferred Equity	(8) (23)	12/1/2021	2,960							2,960	3,020
													10,562	10,622
Subtotal Affiliate Investments (42.2% of net assets at fair value)													$228,834	$257,418
Non-Control/Non-Affiliate Investments (7)
AAC Holdings, Inc.	(11)	Substance Abuse Treatment Service Provider
			Secured Debt	(19)	12/11/2020		18.00%			18.00%	6/25/2025	3,986	3,755	3,906
			Common Stock		12/11/2020	593,927							3,148	75
			Warrants	(27)	12/11/2020	197,717					12/11/2025	0	0	27
													6,903	4,008
AB Centers Acquisition Corporation	(10)	Applied Behavior Analysis Therapy Provider
			Secured Debt	(9) (33)	9/6/2022			SF+	6.00%		9/6/2028	0	(5)	(5)
			Secured Debt	(9) (33)	9/6/2022			SF+	6.00%		9/6/2028	0	(9)	(9)
			Secured Debt	(9)	9/6/2022		9.17%	SF+	6.00%		9/6/2028	1,983	1,928	1,928

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
September 30, 2022
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
													1,914	1,914
Acumera, Inc.	(10)	Managed Security Service Provider
			Secured Debt	(9)	6/28/2022		12.02%	L+	9.50%		10/26/2027	4,368	4,258	4,330
			Secured Debt	(9)	6/28/2022		12.02%	L+	9.50%		10/26/2027	1,379	1,346	1,367
													5,604	5,697
Adams Publishing Group, LLC	(10)	Local Newspaper Operator
			Secured Debt	(9)	3/11/2022		12.75%	P+	6.50%		3/11/2027	424	424	408
			Secured Debt	(9)	3/11/2022		10.75%	L+	7.50%		3/11/2027	2,902	2,895	2,840
													3,319	3,248
ADS Tactical, Inc.	(11)	Value-Added Logistics and Supply Chain Provider to the Defense Industry
			Secured Debt	(9)	3/29/2021		8.80%	L+	5.75%		3/19/2026	9,250	9,111	8,551

AMEREQUIP LLC.	(10)	Full Service Provider of Comprehensive Commercial Production Services, Including the Design, Engineering, and Manufacturing of Products It
			Secured Debt	(9) (33)	8/31/2022			SF+	7.40%		8/31/2027	0	0	0
			Secured Debt	(9)	8/31/2022		9.84%	SF+	7.40%		8/31/2027	2,031	2,031	2,031
			Common Stock		8/31/2022	11							78	78
													2,109	2,109
American Health Staffing Group, Inc.	(10)	Healthcare Temporary Staffing
			Secured Debt	(9) (33)	11/19/2021			L+	7.00%		11/19/2026	0	(14)	(14)
			Secured Debt	(9)	11/19/2021		8.01%	L+	7.00%		11/19/2026	8,292	8,223	8,292
													8,209	8,278
American Nuts, LLC	(10)	Roaster, Mixer and Packager of Bulk Nuts and Seeds
			Secured Debt	(9)	3/11/2022		8.98%	SF+	6.75%		4/10/2026	4,449	4,426	4,341
			Secured Debt	(9)	3/11/2022		10.98%	SF+	8.75%		4/10/2026	4,449	4,426	4,347
													8,852	8,688
American Teleconferencing Services, Ltd.	(11)	Provider of Audio Conferencing and Video Collaboration Solutions
			Secured Debt	(14)	9/17/2021		7.50%	L+	6.50%		12/8/2022	2,425	2,375	136
			Secured Debt	(9) (14)	5/19/2016		7.50%	L+	6.50%		6/8/2023	11,693	11,451	658
													13,826	794

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
September 30, 2022
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
ArborWorks, LLC	(10)	Vegetation Management Services
			Secured Debt	(9)	11/9/2021		9.97%	L+	7.00%		11/9/2026	2,484	2,423	2,194
			Secured Debt	(9)	11/9/2021		9.87%	L+	7.00%		11/9/2026	15,786	15,523	13,939
			Common Equity		11/9/2021	124							124	7
													18,070	16,140
Archer Systems, LLC	(10)	Mass Tort Settlement Administration Solutions Provider
			Secured Debt	(9)	8/11/2022		9.65%	SF+	6.50%		8/11/2027	26	22	22
			Secured Debt	(9)	8/11/2022		8.91%	SF+	6.50%		8/11/2027	2,205	2,162	2,162
			Common Stock		8/11/2022	62,402							62	62
													2,246	2,246
ATS Operating, LLC	(10)	For-Profit Thrift Retailer
			Secured Debt	(9) (33)	1/18/2022			SF+	6.50%		1/18/2027	0	0	0
			Secured Debt	(9)	1/18/2022		7.84%	SF+	5.50%		1/18/2027	925	906	883
			Secured Debt	(9)	1/18/2022		9.84%	SF+	7.50%		1/18/2027	925	906	887
			Common Stock		1/18/2022	100,000							100	100
													1,912	1,870
AVEX Aviation Holdings, LLC	(10)	Specialty Aircraft Dealer
			Secured Debt	(9)	12/15/2021		10.32%	L+	7.00%		12/15/2026	100	92	94
			Secured Debt	(9)	12/15/2021		10.29%	L+	7.00%		12/15/2026	1,687	1,659	1,591
			Common Equity		12/15/2021	50							50	36
													1,801	1,721
BBB Tank Services, LLC		Maintenance, Repair and Construction Services to the Above-Ground Storage Tank Market
			Unsecured Debt	(9) (17)	4/8/2016		13.56%	L+	11.00%		4/8/2021	200	200	200
			Unsecured Debt	(9) (17)	4/8/2016		13.56%	L+	11.00%		4/8/2021	1,000	1,000	375
			Member Units		4/8/2016	200,000							200	0
			Preferred Stock (non-voting)	(19)	12/17/2018		15.00%			15.00%			41	0
													1,441	575
Berry Aviation, Inc.	(10)	Charter Airline Services
			Secured Debt	(19)	7/6/2018		12.00%		10.50%	1.50%	1/6/2024	189	188	189
			Preferred Member Units	(8) (19) (23)	7/6/2018	1,548,387	8.00%			8.00%			2,118	4,607

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
September 30, 2022
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Preferred Member Units	(8) (19) (23)	11/12/2019	122,416	16.00%			16.00%			188	379
													2,494	5,175
Bettercloud, Inc.	(10)	SaaS Provider of Workflow Management and Business Application Solutions
			Secured Debt	(9) (33)	6/30/2022			SF+	6.00%		6/30/2028	0	(23)	(23)
			Secured Debt	(9) (19)	6/30/2022		9.78%	SF+	6.75%	5.75%	6/30/2028	7,828	7,679	7,828
													7,656	7,805
Binswanger Enterprises, LLC	(10)	Glass Repair and Installation Service Provider
			Secured Debt	(9) (33)	3/10/2017			SF+	8.50%		6/10/2024	0	0	0
			Member Units		3/10/2017	1,050,000							1,050	560
													1,050	560
Bluestem Brands, Inc.	(11)	Multi-Channel Retailer of General Merchandise
			Secured Debt	(9)	8/28/2020		11.29%	L+	8.50%		8/28/2025	6,780	6,760	6,661
			Common Stock	(8)	10/1/2020	700,446							0	5,273
													6,760	11,934
Boccella Precast Products LLC		Manufacturer of Precast Hollow Core Concrete
			Secured Debt		9/23/2021		10.00%				2/28/2027	80	80	80
			Member Units	(8)	6/30/2017	540,000							564	826
													644	906
Brightwood Capital Fund Investments	(12) (13)	Investment Partnership
			LP Interests (Brightwood Capital Fund III, LP)	(8) (24)	7/21/2014	0.5%							2,449	1,522
			LP Interests (Brightwood Capital Fund IV, LP)	(8) (24)	10/26/2016	1.2%							8,737	8,954
													11,186	10,476
Buca C, LLC		Casual Restaurant Group
			Secured Debt		6/30/2015		9.00%				6/30/2023	11,853	11,853	9,473
			Preferred Member Units	(19)	6/30/2015	4	6.00%			6.00%			3,040	0
													14,893	9,473
Burning Glass Intermediate Holding Company, Inc.	(10)	Provider of Skills-Based Labor Market Analytics
			Secured Debt	(9)	6/14/2021		7.52%	L+	5.00%		6/10/2026	413	393	413
			Secured Debt	(9)	6/14/2021		7.52%	L+	5.00%		6/10/2028	13,289	13,094	13,289
													13,487	13,702

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
September 30, 2022
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Cadence Aerospace LLC	(10)	Aerostructure Manufacturing
			Secured Debt	(9) (19) (30)	11/14/2017		11.31%	L+	8.50%	0.13%	11/14/2023	20,153	20,093	20,129

CAI Software LLC		Provider of Specialized Enterprise Resource Planning Software
			Preferred Equity	(8)	12/13/2021	379,338							379	379
			Preferred Equity		12/13/2021	126,446							0	0
													379	379
Camin Cargo Control, Inc.	(11)	Provider of Mission Critical Inspection, Testing and Fuel Treatment Services
			Secured Debt	(9)	6/14/2021		9.62%	L+	6.50%		6/4/2026	7,629	7,569	7,362

Career Team Holdings, LLC		Provider of Workforce Training and Career Development Services
			Secured Debt	(9) (33)	12/17/2021			L+	6.00%		12/17/2026	0	(3)	(3)
			Secured Debt		12/17/2021		12.50%				12/17/2026	2,250	2,193	2,193
			Common Stock		12/17/2021	50,000							500	500
													2,690	2,690
CaseWorthy, Inc.	(10)	SaaS Provider of Case Management Solutions
			Secured Debt	(9) (33)	5/18/2022			L+	5.25%		5/18/2027	0	(4)	(4)
			Secured Debt	(9) (33)	5/18/2022			L+	5.25%		5/18/2027	0	0	0
			Secured Debt	(9)	5/18/2022		8.26%	L+	5.25%		5/18/2027	1,995	1,976	1,952
													1,972	1,948
Channel Partners Intermediateco, LLC	(10)	Outsourced Consumer Services Provider
			Secured Debt	(9)	2/7/2022		9.08%	SF+	6.25%		2/7/2027	477	467	454
			Secured Debt	(9)	2/7/2022		7.70%	SF+	6.25%		2/7/2027	3,591	3,527	3,421
													3,994	3,875
Clarius BIGS, LLC	(10)	Prints & Advertising Film Financing
			Secured Debt	(14) (17) (19)	9/23/2014		15.00%			15.00%	1/5/2015	2,747	2,403	10

Classic H&G Holdings, LLC		Provider of Engineered Packaging Solutions
			Secured Debt	(9)	3/12/2020		8.38%	L+	6.00%		3/12/2025	1,940	1,925	1,940

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
September 30, 2022
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt		3/12/2020		8.00%				3/12/2025	4,819	4,748	4,819
			Preferred Member Units	(8)	3/12/2020	39							1,440	5,950
													8,113	12,709
Computer Data Source, LLC	(10)	Third Party Maintenance Provider to the Data Center Ecosystem
			Secured Debt	(9)	8/6/2021		10.13%	L+	7.50%		8/6/2026	4,167	4,102	3,766
			Secured Debt	(9)	8/6/2021		10.37%	L+	7.50%		8/6/2026	15,604	15,358	14,102
													19,460	17,868
Construction Supply Investments, LLC	(10)	Distribution Platform of Specialty Construction Materials to Professional Concrete and Masonry Contractors
			Member Units	(8)	12/29/2016	861,618							3,335	20,795

Dalton US Inc.	(10)	Provider of Supplemental Labor Services
			Secured Debt	(9)	8/16/2022		11.13%	SF+	8.00%		8/16/2027	55	38	38
			Secured Debt	(9) (33)	8/16/2022			SF+	8.00%		8/16/2027	0	(6)	(6)
			Secured Debt	(9)	8/16/2022		11.31%	SF+	8.00%		8/16/2027	1,038	1,017	1,017
			Common Stock		8/16/2022	14							14	14
													1,063	1,063
DMA Industries, LLC		Distributor of aftermarket ride control products
			Secured Debt		11/19/2021		12.00%				11/19/2026	5,300	5,212	5,300
			Preferred Equity		11/19/2021	1,486							1,486	1,820
													6,698	7,120
DTE Enterprises, LLC	(10)	Industrial Powertrain Repair and Services
			Secured Debt	(9) (33)	4/13/2018			L+	7.50%		4/13/2023	0	(2)	(2)
			Secured Debt	(9)	4/13/2018		10.44%	L+	7.50%		4/13/2023	7,869	7,851	7,529
			Class A Preferred Member Units	(19)	4/13/2018	776,316	8.00%			8.00%			776	270
			Class AA Preferred Member Units (non-voting)	(8) (19)	4/13/2018		10.00%			10.00%			1,132	1,132
													9,757	8,929
Dynamic Communities, LLC	(10)	Developer of Business Events and Online Community Groups
			Secured Debt	(9) (33)	7/17/2018			L+	8.50%		7/17/2023	0	0	0

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
September 30, 2022
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt	(9)	9/28/2022		10.75%	L+	7.50%		7/17/2023	2,805	2,792	2,270
			Secured Debt	(9)	9/28/2022		12.75%	L+	9.50%		7/17/2023	2,805	2,792	2,149
													5,584	4,419
Emerald Technologies Acquisition Co, Inc.	(11)	Design & Manufacturing
			Secured Debt	(9)	2/10/2022		9.38%	SF+	6.25%		2/10/2028	2,469	2,424	2,376

Engineering Research & Consulting, LLC	(10)	Provider of Engineering & Consulting Services to US Department of Defense
			Secured Debt	(9)	5/23/2022		11.00%	SF+	6.25%		5/23/2027	41	26	40
			Secured Debt	(9)	5/23/2022		9.38%	SF+	6.25%		5/23/2028	5,159	5,066	4,981
													5,092	5,021
EPIC Y-Grade Services, LP	(11)	NGL Transportation & Storage
			Secured Debt	(9)	6/22/2018		8.08%	L+	6.00%		6/30/2027	6,857	6,791	5,817

Event Holdco, LLC	(10)	Event and Learning Management Software for Healthcare Organizations and Systems
			Secured Debt	(9) (23)	12/22/2021		9.25%	L+	7.00%		12/22/2026	308	305	281
			Secured Debt	(9) (23)	12/22/2021		10.67%	L+	7.00%		12/22/2026	3,692	3,661	3,367
													3,966	3,648
Flip Electronics LLC	(10)	Distributor of Hard-to-Find and Obsolete Electronic Components
			Secured Debt	(9)	3/24/2022		11.21%	SF+	7.50%		1/2/2026	545	545	545
			Secured Debt	(9)	1/4/2021		11.19%	SF+	7.50%		1/2/2026	6,873	6,751	6,753
													7,296	7,298
Hawk Ridge Systems, LLC		Value-Added Reseller of Engineering Design and Manufacturing Solutions
			Secured Debt	(9)	12/2/2016		8.38%	L+	6.00%		1/15/2026	796	796	796
			Secured Debt		12/2/2016		8.00%				1/15/2026	8,200	8,143	8,200
			Preferred Member Units	(8)	12/2/2016	56							713	4,770
			Preferred Member Units	(23)	12/2/2016	56							38	250
													9,690	14,016
HDC/HW Intermediate Holdings	(10)	Managed Services and Hosting Provider
			Secured Debt	(9) (19)	12/21/2018		11.76%	SF+	9.50%	5.75%	12/21/2023	180	179	167

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
September 30, 2022
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt	(9) (19)	12/21/2018		11.76%	SF+	9.50%	5.75%	12/21/2023	1,754	1,744	1,624
													1,923	1,791
HEADLANDS OP-CO LLC	(10)	Clinical Trial Sites Operator
			Secured Debt	(9) (33)	8/1/2022			SF+	6.50%		8/1/2027	0	(19)	(19)
			Secured Debt	(9) (33)	8/1/2022			SF+	6.50%		8/1/2027	0	(19)	(19)
			Secured Debt	(9)	8/1/2022		9.52%	SF+	6.50%		8/1/2027	5,000	4,903	4,903
													4,865	4,865
Hybrid Promotions, LLC	(10)	Wholesaler of Licensed, Branded and Private Label Apparel
			Secured Debt	(9)	6/30/2021		10.33%	L+	8.25%		6/30/2026	7,875	7,754	7,468

IG Parent Corporation	(11)	Software Engineering
			Secured Debt	(9)	7/30/2021		8.41%	SF+	5.75%		7/30/2026	295	276	290
			Secured Debt	(9)	7/30/2021		8.23%	SF+	5.75%		7/30/2026	8,317	8,205	8,171
													8,481	8,461
Implus Footcare, LLC	(10)	Provider of Footwear and Related Accessories
			Secured Debt	(9) (19)	6/1/2017		10.25%	L+	7.75%	0.25%	4/30/2024	16,964	16,956	15,674

Independent Pet Partners Intermediate Holdings, LLC	(10)	Omnichannel Retailer of Specialty Pet Products
			Secured Debt	(14) (19)	12/10/2020		6.00%			6.00%	11/20/2023	10,902	10,443	7,939
			Preferred Stock (non-voting)	(14) (19)	12/10/2020		6.00%			6.00%			2,470	0
			Preferred Stock (non-voting)		12/10/2020								0	0
			Member Units		11/20/2018	1,191,667							1,192	0
			Warrants		11/20/2018	185,757					11/19/2028	0	0	0
													14,105	7,939
Industrial Services Acquisition, LLC	(10)	Industrial Cleaning Services
			Secured Debt	(9)	8/13/2021		9.88%	L+	6.75%		8/13/2026	387	357	387
			Secured Debt	(9)	8/13/2021		9.69%	L+	6.75%		8/13/2026	10,900	10,758	10,900
			Preferred Member Units	(8) (19) (23)	1/31/2018	336	10.00%			10.00%			296	376
			Preferred Member Units	(8) (19) (23)	5/17/2019	187	20.00%			20.00%			208	234
			Member Units	(23)	6/17/2016	2,100							2,100	1,620

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
September 30, 2022
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
													13,719	13,517
Infolinks Media Buyco, LLC	(10)	Exclusive Placement Provider to the Advertising Ecosystem
			Secured Debt	(9) (33)	11/1/2021			L+	5.75%		11/1/2026	0	(51)	(51)
			Secured Debt	(9)	11/1/2021		9.42%	L+	5.75%		11/1/2026	10,769	10,592	10,652
													10,541	10,601
Interface Security Systems, L.L.C	(10)	Commercial Security & Alarm Services
			Secured Debt	(9)	12/9/2021		12.32%	L+	10.00%		8/7/2023	1,398	1,398	1,398
			Secured Debt	(9) (14) (19)	8/7/2019		10.52%	L+	7.00%	1.00%	8/7/2023	7,334	7,254	1,554
			Common Stock		12/7/2021	2,143							0	0
													8,652	2,952
Intermedia Holdings, Inc.	(11)	Unified Communications as a Service
			Secured Debt	(9)	8/3/2018		9.12%	L+	6.00%		7/19/2025	5,635	5,627	4,945

Invincible Boat Company, LLC.	(10)	Manufacturer of Sport Fishing Boats
			Secured Debt	(9)	8/28/2019		9.42%	L+	6.50%		8/28/2025	726	721	716
			Secured Debt	(9)	8/28/2019		8.75%	L+	6.50%		8/28/2025	17,148	17,041	16,901
													17,762	17,617
INW Manufacturing, LLC	(11)	Manufacturer of Nutrition and Wellness Products
			Secured Debt	(9)	5/19/2021		8.71%	L+	5.75%		3/25/2027	7,078	6,907	6,264

Iron-Main Investments, LLC		Consumer Reporting Agency Providing Employment Background Checks and Drug Testing
			Secured Debt		8/2/2021		12.50%				11/15/2026	1,150	1,123	1,123
			Secured Debt		9/1/2021		12.50%				11/15/2026	800	781	781
			Secured Debt		11/15/2021		12.50%				11/15/2026	2,236	2,236	2,236
			Secured Debt		11/15/2021		12.50%				11/15/2026	5,000	4,875	4,875
			Common Stock		8/3/2021	44,944							449	449
													9,464	9,464
Isagenix International, LLC	(11)	Direct Marketer of Health & Wellness Products
			Secured Debt	(9) (19)	6/21/2018		9.93%	L+	7.75%	9.93%	6/14/2025	4,951	4,929	2,140

Jackmont Hospitality, Inc.	(10)	Franchisee of Casual Dining Restaurants

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
September 30, 2022
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt	(9)	11/8/2021		8.75%	L+	6.50%		11/4/2024	4,179	4,179	3,985
			Preferred Equity	(8)	11/8/2021	5,653,333							229	1,233
													4,408	5,218
Joerns Healthcare, LLC	(11)	Manufacturer and Distributor of Health Care Equipment & Supplies
			Secured Debt	(19)	11/15/2021		15.00%			15.00%	11/8/2022	1,546	1,546	1,546
			Secured Debt	(14) (19)	8/21/2019		19.75%			19.75%	8/21/2024	3,351	3,325	1,015
			Common Stock		8/21/2019	392,514							3,678	0
													8,549	2,561
Johnson Downie Opco, LLC		Executive Search Services
			Secured Debt	(9) (33)	12/10/2021			L+	11.50%		12/10/2026	0	(3)	0
			Secured Debt	(9)	12/10/2021		14.13%	L+	11.50%		12/10/2026	1,111	1,092	1,111
			Preferred Equity	(8)	12/10/2021	350							350	650
													1,439	1,761
JorVet Holdings, LLC		Supplier and Distributor of Veterinary Equipment and Supplies
			Secured Debt		3/28/2022		12.00%				3/28/2027	2,850	2,800	2,800
			Common Stock	(8)	3/28/2022	11,934							1,193	1,193
													3,993	3,993
JTI Electrical & Mechanical, LLC	(10)	Electrical, Mechanical and Automation Services
			Secured Debt	(9) (33)	12/22/2021			L+	6.00%		12/22/2026	0	(12)	(12)
			Secured Debt	(9)	12/22/2021		8.26%	L+	6.00%		12/22/2026	3,118	3,066	3,110
			Common Equity		12/22/2021	140,351							140	200
													3,194	3,298
KMS, LLC	(10)	Wholesaler of Closeout and Value-priced Products
			Secured Debt	(9)	10/4/2021		9.56%	L+	7.25%		10/4/2026	1,344	1,259	1,268
			Secured Debt	(9)	10/4/2021		9.56%	L+	7.25%		10/4/2026	9,405	9,253	8,877
													10,512	10,145
Knight Energy Services LLC	(11)	Oil and Gas Equipment & Services
			Secured Debt	(19)	1/9/2015					8.50%	2/9/2024	1,025	1,025	811
			Common Stock		11/14/2018	25,692							1,843	0
													2,868	811
Lightbox Holdings, L.P.	(11)	Provider of Commercial Real Estate Software
			Secured Debt		5/9/2019		7.96%	L+	5.00%		5/9/2026	5,841	5,795	5,636

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
September 30, 2022
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

LL Management, Inc.	(10)	Medical Transportation Service Provider
			Secured Debt	(9)	5/2/2019		10.20%	SF+	7.25%		9/25/2023	8,024	8,001	8,024
			Secured Debt	(9)	5/2/2019		9.81%	SF+	7.25%		9/25/2023	6,179	6,159	6,179
			Secured Debt	(9)	5/12/2022		9.13%	SF+	7.25%		9/25/2023	8,907	8,806	8,861
													22,966	23,064
LLFlex, LLC	(10)	Provider of Metal-Based Laminates
			Secured Debt	(9)	8/16/2021		11.28%	L+	9.00%		8/16/2026	4,938	4,850	4,693

Logix Acquisition Company, LLC	(10)	Competitive Local Exchange Carrier
			Secured Debt	(9)	1/8/2018		8.87%	L+	5.75%		12/22/2024	9,506	9,472	8,675

Mac Lean-Fogg Company	(10)	Manufacturer and Supplier for Auto and Power Markets
			Secured Debt	(9)	4/22/2019		7.87%	L+	4.75%		12/22/2025	761	758	754
			Secured Debt	(9)	4/22/2019		7.87%	L+	4.75%		12/22/2025	6,484	6,458	6,419
			Preferred Stock	(19)	10/1/2019		13.75%			9.25%			826	802
													8,042	7,975
Mako Steel, LP	(10)	Self-Storage Design & Construction
			Secured Debt	(9) (31)	3/15/2021		10.42%	L+	7.25%		3/15/2026	1,782	1,725	1,720
			Secured Debt	(9)	3/15/2021		11.09%	L+	7.25%		3/15/2026	17,114	16,870	16,518
													18,595	18,238
MB2 Dental Solutions, LLC	(11)	Dental Partnership Organization
			Secured Debt	(9) (28)	1/28/2021		9.08%	SF+	6.00%		1/29/2027	6,845	6,716	6,791
			Secured Debt	(9)	1/28/2021		9.70%	SF+	6.00%		1/29/2027	7,896	7,797	7,834
													14,513	14,625
Microbe Formulas, LLC	(10)	Nutritional Supplements Provider
			Secured Debt	(9) (33)	4/4/2022			SF+	6.25%		4/3/2028	0	(8)	(8)
			Secured Debt	(9)	4/4/2022		8.36%	SF+	6.25%		4/3/2028	3,328	3,266	3,092
													3,258	3,084
Mills Fleet Farm Group, LLC	(10)	Omnichannel Retailer of Work, Farm and Lifestyle Merchandise

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
September 30, 2022
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt	(9)	10/24/2018		9.06%	L+	6.25%		10/24/2024	18,769	18,530	18,309

MonitorUS Holding, LLC	(10) (13) (32)	SaaS Provider of Media Intelligence Services
			Secured Debt	(9) (33)	5/24/2022			L+	7.00%		5/24/2027	0	(20)	(20)
			Secured Debt	(9)	5/24/2022		9.43%	L+	7.00%		5/24/2027	2,882	2,825	2,760
			Secured Debt	(9)	5/24/2022		8.51%	L+	7.00%		5/24/2027	4,906	4,815	4,840
			Common Stock		8/30/2022	12,798,820							256	256
													7,876	7,836
NinjaTrader, LLC	(10)	Operator of Futures Trading Platform
			Secured Debt	(9) (33)	12/18/2019			L+	6.75%		12/18/2024	0	(2)	0
			Secured Debt	(9) (33)	12/18/2019			L+	6.75%		12/18/2024	0	(26)	(26)
			Secured Debt	(9)	12/18/2019		8.53%	L+	6.75%		12/18/2024	11,634	11,488	11,634
													11,460	11,608
NNE Partners, LLC	(10)	Oil & Gas Exploration & Production
			Secured Debt		3/2/2017		10.86%	L+	9.25%		12/31/2023	21,607	21,602	20,989

NTM Acquisition Corp.	(11)	Provider of B2B Travel Information Content
			Secured Debt	(9) (19)	7/12/2016		9.50%	L+	6.25%	1.00%	6/7/2024	4,101	4,098	3,958

NWN Corporation	(10)	Value Added Reseller and Provider of Managed Services to a Diverse Set of Industries
			Secured Debt	(9)	5/7/2021		9.27%	L+	6.50%		5/7/2026	1,570	1,515	1,480
			Secured Debt	(9)	5/7/2021		9.37%	L+	6.50%		5/7/2026	21,184	20,847	19,969
													22,362	21,449
OVG Business Services, LLC	(10)	Venue Management Services
			Secured Debt	(9)	11/29/2021		9.34%	L+	6.25%		11/19/2028	17,456	17,302	16,322

Paragon Healthcare, Inc.	(10)	Infusion Therapy Treatment Provider
			Secured Debt	(9) (33)	1/19/2022			SF+	5.75%		1/19/2027	0	(15)	(15)
			Secured Debt	(9)	1/19/2022		8.45%	SF+	5.75%		1/19/2027	214	201	202
			Secured Debt	(9)	1/19/2022		8.40%	SF+	5.75%		1/19/2027	2,363	2,301	2,238
													2,487	2,425

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
September 30, 2022
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
PTL US Bidco, Inc	(10) (13)	Manufacturers of Equipment, Including Drilling Rigs and Equipment, and Providers of Supplies and Services to Companies Involved In the Drilling, Evaluation and Completion of Oil and Gas Wells
			Secured Debt	(9) (33)	8/19/2022			SF+	8.25%		8/19/2027	0	(12)	(12)
			Secured Debt	(9)	8/19/2022		11.40%	SF+	8.25%		8/19/2027	1,875	1,839	1,839
													1,827	1,827
RA Outdoors LLC	(10)	Software Solutions Provider for Outdoor Activity Management
			Secured Debt	(9) (33)	4/8/2021			SF+	6.75%		4/8/2026	0	(12)	(12)
			Secured Debt	(9)	4/8/2021		9.03%	SF+	6.75%		4/8/2026	12,917	12,779	11,838
													12,767	11,826
Research Now Group, Inc. and Survey Sampling International, LLC	(11)	Provider of Outsourced Online Surveying
			Secured Debt	(9)	12/29/2017		8.84%	SF+	5.50%		12/20/2024	9,820	9,820	8,916

RM Bidder, LLC	(10)	Scripted and Unscripted TV and Digital Programming Provider
			Member Units		11/12/2015	1,854							31	24
			Warrants	(26)	11/12/2015	—					10/20/2025	284	284	0
													315	24
Roof Opco, LLC	(10)	Residential Re-Roofing/Repair
			Secured Debt	(9) (33)	8/27/2021			L+	6.50%		8/27/2026	0	(15)	(15)
			Secured Debt	(9)	8/27/2021		8.78%	L+	6.50%		8/27/2026	2,917	2,830	2,837
			Secured Debt	(9)	8/27/2021		8.78%	L+	6.50%		8/27/2026	3,967	3,902	3,859
													6,717	6,681
Rug Doctor, LLC.	(10)	Carpet Cleaning Products and Machinery
			Secured Debt	(9) (19)	7/16/2021		11.99%	SF+	8.25%	2.00%	11/16/2024	6,250	6,207	5,592
			Secured Debt	(9) (19)	7/16/2021		11.99%	SF+	8.25%	2.00%	11/16/2024	9,250	9,182	8,276
													15,389	13,868
Salient Partners L.P.	(11)	Provider of Asset Management Services
			Secured Debt	(9)	8/31/2018		9.67%	L+	6.00%		10/31/2022	6,251	6,257	5,039
			Secured Debt	(9)	9/30/2021		9.67%	L+	6.00%		10/31/2022	1,250	1,250	2,494
													7,507	7,533

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
September 30, 2022
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Savers, Inc.	(11)	For-Profit Thrift Retailer
			Secured Debt	(9)	5/14/2021		9.17%	L+	5.50%		4/26/2028	4,292	4,280	4,142

SIB Holdings, LLC	(10)	Provider of Cost Reduction Services
			Secured Debt	(9)	10/29/2021		8.81%	SF+	6.25%		10/29/2026	404	392	372
			Secured Debt	(9)	10/29/2021		8.81%	SF+	6.25%		10/29/2026	1,966	1,918	1,814
			Secured Debt	(9)	10/29/2021		8.14%	SF+	6.25%		10/29/2026	9,787	9,627	9,029
			Common Equity		10/29/2021	119,048							250	250
													12,187	11,465
Slick Innovations, LLC		Text Message Marketing Platform
			Secured Debt		9/13/2018		11.00%				9/13/2023	1,060	1,008	1,060
			Common Stock		9/13/2018	17,500							175	410
			Warrants	(27)	9/13/2018	4,521					9/13/2028	45	45	110
													1,228	1,580
South Coast Terminals Holdings, LLC	(10)	Specialty Toll Chemical Manufacturer
			Secured Debt	(9) (33)	12/10/2021			L+	5.75%		12/13/2026	0	(6)	(6)
			Secured Debt	(9)	12/10/2021		8.74%	L+	5.75%		12/13/2026	3,531	3,472	3,481
			Common Equity		12/10/2021	60,606							61	75
													3,527	3,550
SPAU Holdings, LLC	(10)	Digital Photo Product Provider
			Secured Debt	(9) (33)	7/1/2022			SF+	7.50%		7/1/2027	0	(19)	(19)
			Secured Debt	(9)	7/1/2022		9.58%	SF+	7.50%		7/1/2027	5,000	4,907	4,907
			Common Stock		7/1/2022	200,000							200	200
													5,088	5,088
Student Resource Center, LLC	(10)	Higher Education Services
			Secured Debt	(9) (33)	6/25/2021			L+	8.00%		6/25/2026	0	(12)	(12)
			Secured Debt	(9)	9/30/2022		10.25%	L+	7.00%		6/25/2026	6,944	6,836	5,712
			Secured Debt	(9)	9/30/2022		11.75%	L+	9.50%		6/25/2026	4,820	4,743	1,429
													11,567	7,129
Tex Tech Tennis, LLC	(10)	Sporting Goods & Textiles
			Common Stock	(23)	7/7/2021	1,000,000							1,000	1,380

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
September 30, 2022
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
The Affiliati Network, LLC		Performance Marketing Solutions
			Secured Debt	(33)	8/9/2021						8/9/2026	0	(4)	(4)
			Secured Debt		8/9/2021		13.00%				8/9/2026	2,810	2,762	2,762
			Preferred Stock	(8)	8/9/2021	320,000							1,600	1,600
													4,358	4,358
U.S. TelePacific Corp.	(11)	Provider of Communications and Managed Services
			Secured Debt	(9) (19) (29)	5/17/2017		11.57%	SF+	8.50%	7.25%	5/2/2026	13,181	13,109	5,734

USA DeBusk LLC	(10)	Provider of Industrial Cleaning Services
			Secured Debt	(9)	10/22/2019		8.27%	L+	5.75%		9/8/2026	18,059	17,860	17,718

Vida Capital, Inc	(11)	Alternative Asset Manager
			Secured Debt		10/10/2019		9.12%	L+	6.00%		10/1/2026	6,403	6,345	5,016

Vistar Media, Inc.	(10)	Operator of Digital Out-of-Home Advertising Platform
			Preferred Stock		4/3/2019	70,207							767	2,350

Volusion, LLC		Provider of Online Software-as-a-Service eCommerce Solutions
			Secured Debt	(17)	1/26/2015		11.50%				1/26/2020	7,172	7,172	7,127
			Unsecured Convertible Debt		5/16/2018		8.00%				11/16/2023	175	175	175
			Preferred Member Units		1/26/2015	2,090,001							6,000	0
			Warrants	(27)	1/26/2015	784,867					1/26/2025	1,104	1,104	0
													14,451	7,302
VORTEQ Coil Finishers, LLC	(10)	Specialty Coating of Aluminum and Light-Gauge Steel
			Secured Debt	(9)	11/30/2021		9.75%	L+	7.25%		11/30/2026	18,870	18,551	18,797
			Common Equity	(8)	11/30/2021	769,231							769	2,300
													19,320	21,097
Wall Street Prep, Inc.	(10)	Financial Training Services
			Secured Debt	(9) (33)	7/19/2021			L+	7.00%		7/19/2026	0	(8)	(8)

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
September 30, 2022
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt	(9)	7/19/2021		9.28%	L+	7.00%		7/19/2026	5,294	5,212	5,025
			Common Stock		7/19/2021	500,000							500	390
													5,704	5,407
Watterson Brands, LLC	(10)	Facility Management Services
			Secured Debt	(9)	12/17/2021		9.63%	L+	6.00%		12/17/2026	51	45	49
			Secured Debt	(9)	12/17/2021		8.25%	L+	6.00%		12/17/2026	53	45	52
			Secured Debt	(9)	12/17/2021		8.25%	L+	6.00%		12/17/2026	4,142	4,086	4,013
													4,176	4,114
West Star Aviation Acquisition, LLC	(10)	Aircraft, Aircraft Engine and Engine Parts
			Secured Debt	(9)	3/1/2022		8.59%	SF+	6.00%		3/1/2028	2,985	2,931	2,847
			Secured Debt	(9) (33)	3/1/2022			SF+	6.00%		3/1/2028	0	(6)	(6)
			Common Stock		3/1/2022	200,000							200	210
													3,125	3,051
Winter Services LLC	(10)	Provider of Snow Removal and Ice Management Services
			Secured Debt	(9) (33)	11/19/2021			L+	7.00%		11/19/2026	0	(46)	0
			Secured Debt	(9) (33)	11/19/2021			L+	7.00%		11/19/2026	0	(46)	(46)
			Secured Debt	(9)	11/19/2021		9.23%	L+	7.00%		11/19/2026	12,500	12,292	12,108
													12,200	12,062
Xenon Arc, Inc.	(10)	Tech-enabled Distribution Services to Chemicals and Food Ingredients Primary Producers
			Secured Debt	(33)	12/17/2021			L+	5.25%		12/17/2026	0	(7)	(7)
			Secured Debt	(33)	12/17/2021			L+	5.25%		12/17/2027	0	(20)	(20)
			Secured Debt		12/17/2021		8.63%	L+	5.25%		12/17/2027	2,382	2,342	2,291
													2,315	2,264
YS Garments, LLC	(11)	Designer and Provider of Branded Activewear
			Secured Debt	(9) (29)	8/22/2018		7.92%	L+	5.50%		8/9/2024	6,329	6,307	6,060

Zips Car Wash, LLC	(10)	Express Car Wash Operator
			Secured Debt	(9)	2/11/2022		9.94%	SF+	7.25%		3/1/2024	2,394	2,356	2,363
			Secured Debt	(9) (32)	2/11/2022		9.86%	SF+	7.25%		3/1/2024	600	595	586
													2,951	2,949
Subtotal Non-Control/Non-Affiliate Investments (129.3% of net assets at fair value)													$837,919	$788,204

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
September 30, 2022
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)	Business Description	Type of Investment (2) (3) (15)	Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)	PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Total Portfolio Investments, September 30, 2022 (179.8% of net assets at fair value)										$1,097,659	$1,096,168
Short-Term Investments (16)
US Bank Money Market Account (21)										6,577	6,577
Total Short-Term Investments										$6,577	$6,577
___________________________________________________
(1)All investments are Lower Middle Market portfolio investments, unless otherwise noted. See Note C—Fair Value Hierarchy for Investments—Portfolio Composition for a description of Lower Middle Market portfolio investments. All of the Company’s investments, unless otherwise noted, are encumbered as security for one of the Company’s Credit Facilities.
(2)Debt investments are income producing, unless otherwise noted by footnote (14), as described below. Equity and warrants are non-income producing, unless otherwise noted by footnote (8), as described below.
(3)See Note C—Fair Value Hierarchy for Investments—Portfolio Composition and Schedule 12-14 for a summary of geographic location of portfolio companies.
(4)Principal is net of repayments. Cost is net of repayments and accumulated unearned income. Negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(5)Control investments are defined by the 1940 Act as investments in which more than 25% of the voting securities are owned or where the ability to nominate greater than 50% of the board representation is maintained.
(6)Affiliate investments are defined by the 1940 Act as investments in which between 5% and 25% (inclusive) of the voting securities are owned and the investments are not classified as Control investments.
(7)Non-Control/Non-Affiliate investments are defined by the 1940 Act as investments that are neither Control investments nor Affiliate investments.
(8)Income producing through dividends or distributions.
(9)Index based floating interest rate is subject to contractual minimum interest rate. As noted in this schedule, 74% of the loans (based on the par amount) contain LIBOR or Term SOFR ("SOFR") floors which range between 0.63% and 2.00%, with a weighted-average floor of 1.03%.
(10)Private Loan portfolio investment. See Note C—Fair Value Hierarchy for Investments—Portfolio Composition for a description of Private Loan portfolio investments.
(11)Middle Market portfolio investment. See Note C—Fair Value Hierarchy for Investments—Portfolio Composition for a description of Middle Market portfolio investments.
(12)Other Portfolio investment. See Note C—Fair Value Hierarchy for Investments—Portfolio Composition for a description of Other Portfolio investments.
(13)Investment is not a qualifying asset as defined under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets.
(14)Non-accrual and non-income producing investment.
(15)All of the Company’s portfolio investments are generally subject to restrictions on resale as “restricted securities.”
(16)Short-term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less. These short-term investments are included as Cash and cash equivalents on the Consolidated Balance Sheets.

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
September 30, 2022
(dollars in thousands)
(Unaudited)
(17)Maturity date is under on-going negotiations with the portfolio company and other lenders, if applicable.
(18)Investment fair value was determined using significant unobservable inputs, unless otherwise noted. See Note C—Fair Value Hierarchy for Investments—Portfolio Composition for further discussion. Negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par.
(19)Investments may have a portion, or all, of their income received from Paid-in-Kind ("PIK") interest or dividends. PIK interest income and cumulative dividend income represent income not paid currently in cash. The difference between the Total Rate and PIK Rate represents the cash rate as of September 30, 2022.
(20)All portfolio company headquarters are based in the United States, unless otherwise noted.
(21)Effective yield as of September 30, 2022 was approximately 0.005% on the US Bank Money Market Account.
(22)Investment date represents the date of initial investment in the security position.
(23)Shares/Units represent ownership in a related Real Estate or HoldCo entity.
(24)Investment is not unitized. Presentation is made in percent of fully diluted ownership unless otherwise indicated.
(25)A majority of the variable rate loans in the Company’s investment portfolio bear interest at a rate that may be determined by reference to either LIBOR (“L”), SOFR (“SF”) or an alternate base rate (commonly based on the Federal Funds Rate or the Prime rate (“P”)), which typically resets every one, three, or six months at the borrower’s option. SOFR based contracts may include a credit spread adjustment (the “Adjustment”) that is charged in addition to the stated spread. The Adjustment is applied when the SOFR rate, plus the Adjustment, exceeds the stated floor rate, as applicable. As of September 30, 2022, SOFR based contracts in the portfolio had Adjustments ranging from 0.10% to 0.26%.
(26)Warrants are presented in equivalent units with a strike price of $14.28 per unit.
(27)Warrants are presented in equivalent shares/units with a strike price of $0.01 per share/unit.
(28)As of September 30, 2022, borrowings under the loan facility bear interest at LIBOR+6.00% (Floor 1.00%) or Prime+5.00%. Delayed draw term loan facility permits the borrower to make an interest rate election regarding the base rate on each draw under the facility. The rate presented represents a weighted-average rate for borrowings under the facility.
(29)As of September 30, 2022, borrowings under the loan facility bear interest at LIBOR+6.50% (Floor 1.00%). Each new draw on the delayed draw term loan facility has a different floating rate reset date. The rate presented represents a weighted-average rate for borrowings under the facility.
(30)As of September 30, 2022, borrowings under the loan facility bear interest at LIBOR+7.25% (Floor 1.00%). Each new draw on the delayed draw term loan facility has a different floating rate reset date. The rate presented represents a weighted-average rate for borrowings under the facility.
(31)The security has an effective contractual interest rate of 2.00% PIK + LIBOR+6.50%, Floor 1.00%, but the issuer may, in its discretion, elect to pay the PIK interest in cash. The rate presented represents the effective current yield based on actual payments received during the period.
(32)Portfolio company headquarters are located outside of the United States.
(33)The position is unfunded and no interest income is being earned as of September 30, 2022. The position may earn a nominal unused facility fee on committed amounts.

MSC INCOME FUND, INC.
Consolidated Schedule of Investments
December 31, 2021
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Control Investments (5)

Copper Trail Fund Investments	(12) (13)	Investment Partnership
			LP Interests (CTMH, LP)	(24)	7/17/2017	38.8%							$835	$710

GRT Rubber Technologies LLC		Manufacturer of Engineered Rubber Products
			Secured Debt		12/19/2014		8.10%	L+	8.00%		10/29/2026	$19,152	18,930	19,152
			Member Units	(8)	12/19/2014	2,896							6,435	22,750
													25,365	41,902
Harris Preston Fund Investments	(12) (13)	Investment Partnership
			LP Interests (2717 MH, L.P.)	(24)	10/1/2017	49.3%							2,703	3,971

Subtotal Control Investments (7.6% of net assets at fair value)													$28,903	$46,583
Affiliate Investments (6)
AFG Capital Group, LLC		Provider of Rent-to-Own Financing Solutions and Services
			Secured Debt		4/25/2019		10.00%				5/25/2022	36	36	36
			Preferred Member Units	(8)	11/7/2014	46							300	1,930
													336	1,966
Analytical Systems Keco Holdings, LLC		Manufacturer of Liquid and Gas Analyzers
			Secured Debt	(9)	8/16/2019		12.00%	L+	10.00%		8/16/2024	1,236	1,178	1,178
			Preferred Member Units		8/16/2019	800							800	—
			Preferred Member Units		5/20/2021	607							607	1,220
			Warrants	(27)	8/16/2019	105					8/16/2029		79	—
													2,664	2,398
ATX Networks Corp.	(11)	Provider of Radio Frequency Management Equipment
			Secured Debt	(9)	9/1/2021		8.50%	L+	7.50%		9/1/2026	7,698	7,153	7,121
			Unsecured Debt		9/1/2021		10.00%			10.00%	9/1/2028	3,090	2,010	1,977
			Common Stock		9/1/2021	585							—	—
													9,163	9,098
Barfly Ventures, LLC	(10)	Casual Restaurant Group
			Member Units		10/26/2020	12							528	643

Brewer Crane Holdings, LLC		Provider of Crane Rental and Operating Services
			Secured Debt	(9)	1/9/2018		11.00%	L+	10.00%		1/9/2023	2,015	2,005	2,005

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
December 31, 2021
(dollars in thousands)

Portfolio Company (1) (20)	Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
		Preferred Member Units	(8)	1/9/2018	737							1,070	1,930
												3,075	3,935
Centre Technologies Holdings, LLC	Provider of IT Hardware Services and Software Solutions
		Secured Debt	(9)	1/4/2019		12.00%	L+	10.00%		1/4/2024	2,354	2,331	2,216
		Preferred Member Units		1/4/2019	3,174							1,460	1,460
												3,791	3,676
Chamberlin Holding LLC	Roofing and Waterproofing Specialty Contractor
		Secured Debt	(9)	2/26/2018		9.00%	L+	8.00%		2/26/2023	4,454	4,406	4,454
		Member Units	(8)	2/26/2018	1,087							2,860	6,030
		Member Units	(8) (23)	11/2/2018	261,786							330	385
												7,596	10,869
Charps, LLC	Pipeline Maintenance and Construction

		Preferred Member Units	(8)	2/3/2017	457							491	3,500

Clad-Rex Steel, LLC	Specialty Manufacturer of Vinyl-Clad Metal
		Secured Debt	(9)	12/20/2016		10.50%	L+	9.50%		1/15/2024	2,620	2,620	2,620
		Member Units	(8)	12/20/2016	179							1,820	2,560
		Secured Debt		12/20/2016		10.00%				12/20/2036	270	268	268
		Member Units	(23)	12/20/2016	200							53	133
												4,761	5,581
Cody Pools, Inc.	Designer of Residential and Commercial Pools
		Secured Debt	(9)	3/6/2020		12.25%	L+	10.50%		12/17/2026	7,187	7,055	7,181
		Preferred Member Units	(8) (23)	3/6/2020	147							2,079	11,910
												9,134	19,091
Colonial Electric Company LLC	Provider of Electrical Contracting Services
		Secured Debt		3/31/2021		12.00%				3/31/2026	6,143	6,007	6,007
		Preferred Member Units	(8)	3/31/2021	4,320							1,920	2,280
												7,927	8,287
Datacom, LLC	Technology and Telecommunications Provider
		Secured Debt		3/31/2021		5.00%				12/31/2025	988	901	852
		Preferred Member Units		3/31/2021	1,000							290	290
												1,191	1,142

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
December 31, 2021
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Digital Products Holdings LLC		Designer and Distributor of Consumer Electronics
			Secured Debt	(9)	4/1/2018		11.00%	L+	10.00%		4/1/2023	4,213	4,186	4,186
			Preferred Member Units	(8)	4/1/2018	964							2,375	2,459
													6,561	6,645
Direct Marketing Solutions, Inc.		Provider of Omni-Channel Direct Marketing Services
			Secured Debt	(9)	2/13/2018		12.00%	L+	11.00%		2/13/2024	4,705	4,644	4,698
			Preferred Stock	(8)	2/13/2018	2,100							2,100	4,590
													6,744	9,288
Flame King Holdings, LLC		Propane Tank and Accessories Distributor
			Secured Debt	(9)	10/29/2021		7.50%	L+	6.50%		10/31/2026	1,600	1,581	1,581
			Secured Debt	(9)	10/29/2021		12.00%	L+	11.00%		10/31/2026	5,300	5,145	5,145
			Preferred Equity		10/29/2021	2,340							2,600	2,600
													9,326	9,326
Freeport Financial Funds	(12) (13)	Investment Partnership
			LP Interests (Freeport First Lien Loan Fund III LP)	(8) (24)	7/31/2015	6.0%							7,629	7,231

Gamber-Johnson Holdings, LLC		Manufacturer of Ruggedized Computer Mounting Systems
			Secured Debt	(9)	6/24/2016		9.50%	L+	7.50%		1/1/2025	5,400	5,382	5,400
			Member Units	(8)	6/24/2016	2,261							4,423	12,430
													9,805	17,830
GFG Group, LLC.		Grower and Distributor of a Variety of Plants and Products to Other Wholesalers, Retailers and Garden Centers
			Secured Debt		3/31/2021		12.00%				3/31/2026	3,136	3,053	3,136
			Preferred Member Units	(8)	3/31/2021	56							1,225	1,750
													4,278	4,886
Gulf Publishing Holdings, LLC		Energy Industry Focused Media and Publishing
			Secured Debt	(9) (17)	9/29/2017		10.50%	L+	9.50%	5.25%	9/30/2020	64	64	64
			Secured Debt	(17)	4/29/2016		12.50%			6.25%	4/29/2021	3,391	3,391	2,429
			Member Units		4/29/2016	920							920	—
													4,375	2,493
Harris Preston Fund Investments	(12) (13)	Investment Partnership
			LP Interests (HPEP 3, L.P.)	(24)	8/9/2017	8.2%							3,193	4,712

Kickhaefer Manufacturing Company, LLC		Precision Metal Parts Manufacturing

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
December 31, 2021
(dollars in thousands)

Portfolio Company (1) (20)	Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
		Secured Debt		10/31/2018		11.50%				10/31/2023	5,104	5,040	5,040
		Member Units		10/31/2018	145							3,060	3,080
		Secured Debt		10/31/2018		9.00%				10/31/2048	979	970	970
		Member Units	(8) (23)	10/31/2018	200							248	615
												9,318	9,705
Market Force Information, LLC	Provider of Customer Experience Management Services
		Secured Debt	(14)	7/28/2017		12.00%			12.00%	7/28/2023	6,520	6,463	2,234
		Member Units		7/28/2017	185,980							4,160	—
												10,623	2,234
MH Corbin Holding LLC	Manufacturer and Distributor of Traffic Safety Products
		Secured Debt		8/31/2015		13.00%				3/31/2022	2,063	2,061	1,484
		Preferred Member Units		3/15/2019	16,500							1,100	—
		Preferred Member Units		9/1/2015	1,000							1,500	—
												4,661	1,484
Mystic Logistics Holdings, LLC	Logistics and Distribution Services Provider for Large Volume Mailers
		Secured Debt		8/18/2014		12.00%				1/17/2022	1,595	1,594	1,595
		Common Stock	(8)	8/18/2014	1,468							680	2,210
												2,274	3,805
NexRev LLC	Provider of Energy Efficiency Products & Services
		Secured Debt		2/28/2018		11.00%				2/28/2023	4,054	4,031	3,510
		Preferred Member Units	(8)	2/28/2018	21,600,000							1,720	670
												5,751	4,180
NuStep, LLC	Designer, Manufacturer and Distributor of Fitness Equipment
		Secured Debt	(9)	1/31/2017		7.50%	L+	6.50%		1/31/2025	430	430	430
		Secured Debt		1/31/2017		11.00%				1/31/2025	4,310	4,308	4,310
		Preferred Member Units		1/31/2017	102							2,550	3,380
												7,288	8,120
Oneliance, LLC	Construction Cleaning Company
		Secured Debt	(9)	8/6/2021		12.00%	L+	11.00%		8/6/2026	1,400	1,374	1,374
		Preferred Stock		8/6/2021	264							264	264
												1,638	1,638
Orttech Holdings, LLC	Distributor of Industrial Clutches, Brakes and Other Components
		Secured Debt	(9)	7/30/2021		12.00%	L+	11.00%		7/31/2026	6,094	5,978	5,978
		Preferred Stock	(8) (23)	7/30/2021	2,500							2,500	2,500

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
December 31, 2021
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
													8,478	8,478
SI East, LLC		Rigid Industrial Packaging Manufacturing
			Secured Debt		8/31/2018		10.25%				8/31/2023	21,950	21,892	21,950

			Preferred Member Units	(8)	8/31/2018	52							406	3,860
													22,298	25,810
Sonic Systems International, LLC	(10)	Nuclear Power Staffing Services
			Secured Debt	(9)	8/20/2021		8.50%	L+	7.50%		8/20/2026	14,000	13,738	13,738
			Common Stock		8/20/2021	9,191							1,250	1,250
													14,988	14,988
Tedder Industries, LLC		Manufacturer of Firearm Holsters and Accessories
			Secured Debt		8/31/2018		12.00%				8/31/2022	4,060	4,013	4,013
			Preferred Member Units		8/31/2018	126							2,145	2,145
													6,158	6,158
Trantech Radiator Topco, LLC		Transformer Cooling Products and Services
			Secured Debt		5/31/2019		12.00%				5/31/2024	2,180	2,137	2,174
			Common Stock	(8)	5/31/2019	154							1,164	2,160
													3,301	4,334
VVS Holdco LLC		Omnichannel Retailer of Animal Health Products
			Secured Debt	(9) (23)	12/1/2021		7.00%	L+	6.00%		12/1/2026	300	292	292
			Secured Debt	(23)	12/1/2021		11.50%				12/1/2026	7,600	7,375	7,375
			Preferred Equity	(23)	12/1/2021	2,960							2,960	2,960
													10,627	10,627
Subtotal Affiliate Investments (38.2% of net assets at fair value)													$209,971	$234,158
Non-Control/Non-Affiliate Investments (7)
AAC Holdings, Inc.	(11)	Substance Abuse Treatment Service Provider
			Secured Debt		12/11/2020		18.00%			8.00%	6/25/2025	$3,636	$3,342	$3,491
			Common Stock		12/11/2020	593,927							3,148	2,079
			Warrants	(27)	12/11/2020	197,717					12/11/2025		—	692
													6,490	6,262
ADS Tactical, Inc.	(11)	Value-Added Logistics and Supply Chain Provider to the Defense Industry
			Secured Debt	(9)	3/29/2021		6.75%	L+	5.75%		3/19/2026	9,625	9,450	9,571

American Health Staffing Group, Inc.	(10)	Healthcare Temporary Staffing
			Secured Debt	(9)	11/19/2021		7.00%	L+	6.00%		11/19/2026	8,833	8,736	8,736

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
December 31, 2021
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

American Nuts, LLC	(10)	Roaster, Mixer and Packager of Bulk Nuts and Seeds
			Secured Debt	(9)	12/21/2018		9.00%	L+	8.00%		4/10/2025	12,016	11,892	12,016

American Teleconferencing Services, Ltd.	(11)	Provider of Audio Conferencing and Video Collaboration Solutions
			Secured Debt	(9) (14) (17)	9/17/2021		7.50%	L+	6.50%		9/9/2021	2,425	2,375	73
			Secured Debt	(9) (14)	5/19/2016		7.50%	L+	6.50%		6/28/2023	11,693	11,451	351
													13,826	424
ArborWorks, LLC	(10)	Vegetation Management Services
			Secured Debt	(9)	11/9/2021		8.00%	L+	7.00%		11/9/2026	17,317	16,929	16,929
			Common Equity		11/9/2021	124							124	124
													17,053	17,053
AVEX Aviation Holdings, LLC	(10)	Specialty Aircraft Dealer
			Secured Debt	(9)	12/15/2021		7.50%	L+	6.50%		12/15/2026	1,850	1,806	1,806
			Common Equity		12/15/2021	50							50	50
													1,856	1,856
BBB Tank Services, LLC		Maintenance, Repair and Construction Services to the Above-Ground Storage Tank Market
			Unsecured Debt	(9) (17)	4/8/2016		12.00%	L+	11.00%		4/8/2021	1,200	1,200	625
			Preferred Stock (non-voting)		12/17/2018		15.00%			15.00%			41	—
			Member Units		4/8/2016	200,000							200	—
													1,441	625
Berry Aviation, Inc.	(10)	Charter Airline Services
			Secured Debt		7/6/2018		12.00%			1.50%	1/6/2024	4,688	4,658	4,688
			Preferred Member Units	(8) (23)	11/12/2019	122,416	16.00%			16.00%			168	208
			Preferred Member Units	(23)	7/6/2018	1,548,387	8.00%			8.00%			1,671	2,487
													6,497	7,383
Binswanger Enterprises, LLC	(10)	Glass Repair and Installation Service Provider
			Secured Debt	(9)	3/10/2017		9.50%	L+	8.50%		3/10/2023	12,001	11,977	12,001
			Member Units		3/10/2017	1,050,000							1,050	730
													13,027	12,731
Bluestem Brands, Inc.	(11)	Multi-Channel Retailer of General Merchandise
			Secured Debt	(9)	8/28/2020		10.00%	L+	8.50%		8/28/2025	5,745	5,745	5,724
			Common Stock	(8)	10/1/2020	700,446							—	1,471
													5,745	7,195

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
December 31, 2021
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Boccella Precast Products LLC		Manufacturer of Precast Hollow Core Concrete
			Secured Debt		9/23/2021		10.00%				2/28/2027	80	80	80
			Member Units	(8)	6/30/2017	540,000							564	1,207
													644	1,287
Brightwood Capital Fund Investments	(12) (13)	Investment Partnership
			LP Interests (Brightwood Capital Fund III, LP)	(8) (24)	7/21/2014	0.5%							2,495	1,423
			LP Interests (Brightwood Capital Fund IV, LP)	(8) (24)	10/26/2016	1.2%							8,737	8,788
													11,232	10,211
Buca C, LLC		Casual Restaurant Group
			Secured Debt	(9) (17)	6/30/2015		10.25%	L+	9.25%		6/30/2020	13,164	13,164	9,705
			Preferred Member Units		6/30/2015	4	6.00%			6.00%			3,040	—
													16,204	9,705
Burning Glass Intermediate Holding Company, Inc.	(10)	Provider of Skills-Based Labor Market Analytics
			Secured Debt	(9)	6/14/2021		6.00%	L+	5.00%		6/10/2026	310	285	285
			Secured Debt	(9)	6/14/2021		6.00%	L+	5.00%		6/10/2028	13,389	13,168	13,290
													13,453	13,575
Cadence Aerospace LLC	(10)	Aerostructure Manufacturing
			Secured Debt	(9)	11/14/2017		9.28%			0.22%	11/14/2023	20,276	20,174	19,017

CAI Software LLC		Provider of Specialized Enterprise Resource Planning Software
			Preferred Equity		12/13/2021	379,338							379	379
			Preferred Equity		12/13/2021	126,446							—	—
													379	379
Camin Cargo Control, Inc.	(11)	Provider of Mission Critical Inspection, Testing and Fuel Treatment Services
			Secured Debt	(9)	6/14/2021		7.50%	L+	6.50%		6/4/2026	7,960	7,888	7,920

Career Team Holdings, LLC		Provider of Workforce Training and Career Development Services
			Secured Debt		12/17/2021		12.50%				12/17/2026	2,250	2,180	2,180
			Class A Common Units		12/17/2021	50,000							500	500
													2,680	2,680
Cenveo Corporation	(11)	Provider of Digital Marketing Agency Services

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
December 31, 2021
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Common Stock		9/7/2018	253,194							4,848	2,236

Chisholm Energy Holdings, LLC	(10)	Oil & Gas Exploration & Production
			Secured Debt	(9)	5/15/2019		7.75%	L+	6.25%		5/15/2026	2,857	2,817	2,663

Clarius BIGS, LLC	(10)	Prints & Advertising Film Financing
			Secured Debt	(14) (17)	9/23/2014		15.00%			15.00%	1/5/2015	2,772	2,431	33

Classic H&G Holdings, LLC		Provider of Engineered Packaging Solutions
			Secured Debt	(9)	3/12/2020		7.00%	L+	6.00%		3/12/2025	1,000	997	1,000
			Secured Debt		3/12/2020		8.00%				3/12/2025	4,819	4,717	4,819
			Preferred Member Units	(8)	3/12/2020	39							1,440	3,810
													7,154	9,629
Computer Data Source, LLC	(10)	Third Party Maintenance Provider to the Data Center Ecosystem
			Secured Debt	(9)	8/6/2021		8.50%	L+	7.50%		8/6/2026	18,011	17,639	17,639

Construction Supply Investments, LLC	(10)	Distribution Platform of Specialty Construction Materials to Professional Concrete and Masonry Contractors
			Member Units	(8)	12/29/2016	861,618							3,335	14,640

DMA Industries, LLC		Distributor of aftermarket ride control products
			Secured Debt		11/19/2021		12.00%				11/19/2026	5,300	5,196	5,196
			Preferred Equity		11/19/2021	1,486							1,486	1,486
													6,682	6,682
DTE Enterprises, LLC	(10)	Industrial Powertrain Repair and Services
			Secured Debt	(9)	4/13/2018		9.50%	L+	8.00%		4/13/2023	9,369	9,311	8,926
			Class AA Preferred Member Units (non-voting)	(8)	4/13/2018		10.00%			10.00%			1,051	1,051
			Class A Preferred Member Units		4/13/2018	776,316	8.00%			8.00%			776	320
													11,138	10,297
Dynamic Communities, LLC	(10)	Developer of Business Events and Online Community Groups
			Secured Debt	(9)	7/17/2018		9.50%	L+	8.50%		7/17/2023	5,681	5,641	5,570

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
December 31, 2021
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

EPIC Y-Grade Services, LP	(11)	NGL Transportation & Storage
			Secured Debt	(9)	6/22/2018		7.00%	L+	6.00%		6/30/2027	6,892	6,814	5,861

Event Holdco, LLC	(10)	Event and Learning Management Software for Healthcare Organizations and Systems
			Secured Debt	(9) (23)	12/22/2021		8.00%	L+	7.00%		12/22/2026	3,692	3,653	3,653

Flip Electronics LLC	(10)	Distributor of Hard-to-Find and Obsolete Electronic Components
			Secured Debt	(9)	1/4/2021		9.09%	L+	8.09%		1/2/2026	6,000	5,891	5,874

GoWireless Holdings, Inc.	(11)	Provider of Wireless Telecommunications Carrier Services
			Secured Debt	(9)	1/10/2018		7.50%	L+	6.50%		12/22/2024	15,018	14,953	15,052

GS Operating, LLC	(10)	Distributor of Industrial and Specialty Parts
			Secured Debt	(9)	2/24/2020		8.00%	L+	6.50%		2/24/2025	12,193	11,960	12,193

Hawk Ridge Systems, LLC	(13)	Value-Added Reseller of Engineering Design and Manufacturing Solutions

			Secured Debt	(9)	12/2/2016		7.00%	L+	6.00%		1/15/2026	646	646	646
			Secured Debt		12/2/2016		8.00%				1/15/2026	7,450	7,388	7,450
			Preferred Member Units	(8)	12/2/2016	56							713	3,670
			Preferred Member Units	(23)	12/2/2016	56							38	190
													8,785	11,956
HDC/HW Intermediate Holdings	(10)	Managed Services and Hosting Provider
			Secured Debt	(9)	12/21/2018		8.50%	L+	7.50%		12/21/2023	1,934	1,916	1,715

Hybrid Promotions, LLC	(10)	Wholesaler of Licensed, Branded and Private Label Apparel
			Secured Debt	(9)	6/30/2021		9.25%	L+	8.25%		6/30/2026	7,875	7,730	7,809

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
December 31, 2021
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
IG Parent Corporation	(11)	Software Engineering
			Secured Debt	(9)	7/30/2021		6.75%	L+	5.75%		7/30/2026	6,394	6,278	6,280

Implus Footcare, LLC	(10)	Provider of Footwear and Related Accessories
			Secured Debt	(9)	6/1/2017		8.75%	L+	7.75%		4/30/2024	17,093	17,080	16,216

Independent Pet Partners Intermediate Holdings, LLC	(10)	Omnichannel Retailer of Specialty Pet Products
			Secured Debt		12/10/2020		6.00%			6.00%	11/20/2023	10,415	9,795	9,815
			Preferred Stock (non-voting)		12/10/2020		6.00%			6.00%			2,470	3,310
			Preferred Stock (non-voting)		12/10/2020								—	—
			Member Units		11/20/2018	1,191,667							1,192	—
													13,457	13,125
Industrial Services Acquisition, LLC	(10)	Industrial Cleaning Services
			Secured Debt	(9)	8/13/2021		7.75%	L+	6.75%		8/13/2026	18,406	18,033	18,033
			Preferred Member Units	(8) (23)	1/31/2018	336	10.00%			10.00%			281	383
			Preferred Member Units	(8) (23)	5/17/2019	187	20.00%			20.00%			190	231
			Member Units	(23)	6/17/2016	2,100							2,100	1,710
													20,604	20,357
Infolinks Media Buyco, LLC	(10)	Exclusive Placement Provider to the Advertising Ecosystem
			Secured Debt	(9)	11/1/2021		7.00%	L+	6.00%		11/1/2026	10,850	10,578	10,578

Interface Security Systems, L.L.C	(10)	Commercial Security & Alarm Services
			Secured Debt	(9)	12/9/2021		11.75%	L+	10.00%		8/7/2023	343	343	343
			Secured Debt	(9) (14)	8/7/2019		9.75%	L+	7.00%	1.00%	8/7/2023	7,334	7,249	5,248
													7,592	5,591
Intermedia Holdings, Inc.	(11)	Unified Communications as a Service
			Secured Debt	(9)	8/3/2018		7.00%	L+	6.00%		7/19/2025	5,659	5,649	5,632

Invincible Boat Company, LLC.	(10)	Manufacturer of Sport Fishing Boats
			Secured Debt	(9)	8/28/2019		8.00%	L+	6.50%		8/28/2025	17,770	17,624	17,770

INW Manufacturing, LLC	(11)	Manufacturer of Nutrition and Wellness Products
			Secured Debt	(9)	5/19/2021		6.50%	L+	5.75%		3/25/2027	7,359	7,155	7,212

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
December 31, 2021
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Iron-Main Investments, LLC		Consumer Reporting Agency Providing Employment Background Checks and Drug Testing
			Secured Debt		8/3/2021		13.00%				8/1/2026	1,150	1,118	1,118
			Secured Debt		9/1/2021		12.50%				9/1/2026	800	777	777
			Secured Debt		8/3/2021		12.50%				11/30/2026	5,000	4,853	4,853
			Secured Debt		8/3/2021		12.50%			12.50%	3/31/2022	2,212	2,148	2,148
			Common Stock		8/3/2021	44,944							449	449
													9,345	9,345
Isagenix International, LLC	(11)	Direct Marketer of Health & Wellness Products
			Secured Debt	(9)	6/21/2018		6.75%	L+	5.75%		6/14/2025	5,158	5,129	3,865

Jackmont Hospitality, Inc.	(10)	Franchisee of Casual Dining Restaurants
			Secured Debt	(9)	5/26/2015		8.00%	L+	7.00%		11/4/2024	4,200	4,200	4,200
			Preferred Equity		11/8/2021	5,653,333							624	628
													4,824	4,828
Joerns Healthcare, LLC	(11)	Manufacturer and Distributor of Health Care Equipment & Supplies
			Secured Debt	(9)	8/21/2019		7.00%	L+	6.00%		8/21/2024	3,351	3,320	3,039
			Secured Debt		11/15/2021		15.00%			15.00%	11/8/2022	862	862	862
			Common Stock		8/21/2019	392,514							3,678	—
													7,860	3,901
Johnson Downie Opco, LLC		Executive Search Services
			Secured Debt	(9)	12/10/2021		13.00%	L+	11.50%		12/10/2026	1,275	1,246	1,246
			Preferred Equity		12/10/2021	350							350	350
													1,596	1,596
JTI Electrical & Mechanical, LLC	(10)	Electrical, Mechanical and Automation Services
			Secured Debt	(9)	12/22/2021		7.00%	L+	6.00%		12/22/2026	3,158	3,081	3,081
			Common Equity		12/22/2021	140,351							140	140
													3,221	3,221
KMS, LLC	(10)	Wholesaler of Closeout and Value-priced Products
			Secured Debt	(9)	10/4/2021		8.25%	L+	7.25%		10/4/2026	9,476	9,242	9,242

Knight Energy Services LLC	(11)	Oil and Gas Equipment & Services
			Secured Debt		1/9/2015		8.50%			8.50%	2/9/2024	961	961	677
			Common Stock		11/14/2018	25,692							1,843	—
													2,804	677
Laredo Energy, LLC	(10)	Oil & Gas Exploration & Production

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
December 31, 2021
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Member Units		5/4/2020	1,155,952							11,560	9,659

LaserAway Intermediate Holdings II, LLC	(11)	Aesthetic Dermatology Service Provider
			Secured Debt	(9)	10/18/2021		6.50%	L+	5.75%		10/14/2027	4,130	4,050	4,115

Lightbox Holdings, L.P.	(11)	Provider of Commercial Real Estate Software
			Secured Debt		5/23/2019		5.22%	L+	5.00%		5/9/2026	5,886	5,831	5,812

LL Management, Inc.	(10)	Medical Transportation Service Provider
			Secured Debt	(9)	5/2/2019		8.25%	L+	7.25%		9/25/2023	14,332	14,256	14,332

LLFlex, LLC	(10)	Provider of Metal-Based Laminates
			Secured Debt	(9)	8/16/2021		10.00%	L+	9.00%		8/16/2026	4,988	4,882	4,882

Logix Acquisition Company, LLC	(10)	Competitive Local Exchange Carrier
			Secured Debt	(9)	1/8/2018		6.75%	L+	5.75%		12/22/2024	12,484	12,438	11,798

Mac Lean-Fogg Company	(10)	Manufacturer and Supplier for Auto and Power Markets
			Secured Debt	(9)	4/22/2019		5.88%	L+	5.25%		12/22/2025	7,301	7,266	7,301
			Preferred Stock		10/1/2019		13.75%			9.25%			760	760
													8,026	8,061
Mako Steel, LP	(10)	Self-Storage Design & Construction
			Secured Debt	(9)	3/15/2021		8.00%	L+	7.25%		3/13/2026	19,544	19,175	19,544

MB2 Dental Solutions, LLC	(11)	Dental Partnership Organization
			Secured Debt	(9)	1/28/2021		7.00%	L+	6.00%		1/29/2027	11,697	11,462	11,697

Mills Fleet Farm Group, LLC	(10)	Omnichannel Retailer of Work, Farm and Lifestyle Merchandise
			Secured Debt	(9)	10/24/2018		7.25%	L+	6.25%		10/24/2024	17,781	17,555	17,781

NinjaTrader, LLC	(10)	Operator of Futures Trading Platform

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
December 31, 2021
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt	(9)	12/18/2019		7.25%	L+	6.25%		12/18/2024	16,875	16,602	16,840

NNE Partners, LLC	(10)	Oil & Gas Exploration & Production
			Secured Debt		3/2/2017		9.37%	L+	4.75%	4.50%	12/31/2023	21,607	21,599	20,188

NTM Acquisition Corp.	(11)	Provider of B2B Travel Information Content
			Secured Debt	(9)	7/12/2016		8.25%	L+	6.25%	1.00%	6/7/2024	4,258	4,254	4,216

NWN Corporation	(10)	Value Added Reseller and Provider of Managed Services to a Diverse Set of Industries
			Secured Debt	(9)	5/7/2021		7.50%	L+	6.50%		5/7/2026	22,162	21,687	21,786

OVG Business Services, LLC	(10)	Venue Management Services
			Secured Debt	(9)	11/29/2021		7.25%	L+	6.25%		11/19/2028	17,500	17,327	17,327

RA Outdoors LLC	(10)	Software Solutions Provider for Outdoor Activity Management
			Secured Debt	(9)	4/8/2021		7.75%	L+	6.75%		4/8/2026	18,719	18,544	17,731

Research Now Group, Inc. and Survey Sampling International, LLC	(11)	Provider of Outsourced Online Surveying
			Secured Debt	(9)	12/29/2017		6.50%	L+	5.50%		12/20/2024	9,897	9,897	9,787

RM Bidder, LLC	(10)	Scripted and Unscripted TV and

		Digital Programming Provider
			Member Units		11/12/2015	1,854							31	18
			Warrants	(26)	11/12/2015						10/20/2025		284	—
													315	18
Robbins Bros. Jewelry, Inc.		Bridal Jewelry Retailer
			Secured Debt	(9)	12/15/2021		12.00%	L+	11.00%		12/15/2026	4,040	3,950	3,950
			Preferred Equity		12/15/2021	1,230							1,230	1,230
													5,180	5,180
Roof Opco, LLC	(10)	Residential Re-Roofing/Repair
			Secured Debt	(9)	8/27/2021		7.00%	L+	6.00%		8/27/2026	3,500	3,343	3,343

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
December 31, 2021
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Rug Doctor, LLC.	(10)	Carpet Cleaning Products and Machinery
			Secured Debt	(9)	7/16/2021		7.25%	L+	6.25%		11/16/2024	12,367	12,217	12,099

Salient Partners L.P.	(11)	Provider of Asset Management Services
			Secured Debt	(9)	8/31/2018		7.00%	L+	6.00%		10/30/2022	6,251	6,292	4,063
			Secured Debt	(9)	9/30/2021		6.00%	L+	5.00%		10/30/2022	1,250	1,250	2,435
													7,542	6,498
Savers, Inc.	(11)	For-Profit Thrift Retailer
			Secured Debt	(9)	5/14/2021		6.25%	L+	5.50%		4/26/2028	4,372	4,331	4,366

SIB Holdings, LLC	(10)	Provider of Cost Reduction Services
			Secured Debt	(9)	10/29/2021		7.00%	L+	6.00%		10/29/2026	7,853	7,661	7,674
			Common Equity		10/29/2021	119,048							250	250
													7,911	7,924
Slick Innovations, LLC		Text Message Marketing Platform
			Secured Debt		9/13/2018		13.00%				9/13/2023	1,330	1,211	1,330
			Common Stock		9/13/2018	17,500							175	380
			Warrants	(27)	9/13/2018	4,521					9/13/2028		45	100
													1,431	1,810
South Coast Terminals Holdings, LLC	(10)	Specialty Toll Chemical Manufacturer
			Secured Debt	(9)	12/10/2021		7.25%	L+	6.25%		12/13/2026	3,558	3,480	3,480
			Common Equity		12/10/2021	60,606							61	61
													3,541	3,541
Student Resource Center, LLC	(10)	Higher Education Services
			Secured Debt	(9)	6/25/2021		9.00%	L+	8.00%		6/25/2026	12,188	11,949	12,029

Tex Tech Tennis, LLC	(10)	Sporting Goods & Textiles
			Common Stock	(23)	7/7/2021	1,000,000							1,000	1,000

The Affiliati Network, LLC		Performance Marketing Solutions
			Secured Debt		8/9/2021		7.00%				8/9/2026	70	65	65
			Secured Debt		8/9/2021		11.83%				8/9/2026	3,340	3,270	3,270
			Preferred Stock	(8)	8/9/2021	320,000							1,600	1,600
													4,935	4,935
U.S. TelePacific Corp.	(11)	Provider of Communications and Managed Services

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
December 31, 2021
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt	(9)	5/17/2017		7.00%	L+	6.00%		5/2/2023	12,500	12,400	9,449

USA DeBusk LLC	(10)	Provider of Industrial Cleaning Services
			Secured Debt	(9)	10/22/2019		6.75%	L+	5.75%		9/8/2026	19,950	19,692	19,950

Vida Capital, Inc	(11)	Alternative Asset Manager
			Secured Debt		10/10/2019		6.10%	L+	6.00%		10/1/2026	6,825	6,752	6,330

Vistar Media, Inc.	(10)	Operator of Digital Out-of-Home Advertising Platform
			Preferred Stock		4/3/2019	70,207							767	1,720

Volusion, LLC		Provider of Online Software-as-a-Service eCommerce Solutions
			Secured Debt	(17)	1/26/2015		11.50%				1/26/2020	7,472	7,472	7,472
			Unsecured Convertible Debt		5/16/2018		8.00%				11/16/2023	175	175	175
			Preferred Member Units		1/26/2015	2,090,001							6,000	2,570
			Warrants	(27)	1/26/2015	784,867					1/26/2025		1,104	—
													14,751	10,217
VORTEQ Coil Finishers, LLC	(10)	Specialty Coating of Aluminum and Light-Gauge Steel
			Secured Debt	(9)	11/30/2021		8.50%	L+	7.50%		11/30/2026	19,231	18,852	18,852
			Common Equity		11/30/2021	769,231							770	769
													19,622	19,621
Wall Street Prep, Inc.	(10)	Financial Training Services
			Secured Debt	(9)	7/19/2021		8.00%	L+	7.00%		7/19/2026	5,466	5,355	5,355
			Common Stock		7/19/2021	500,000							500	500
													5,855	5,855
Watterson Brands, LLC	(10)	Facility Management Services
			Secured Debt	(9)	12/17/2021		7.25%	L+	6.25%		12/17/2026	2,337	2,278	2,278

Winter Services LLC	(10)	Provider of Snow Removal and Ice Management Services
			Secured Debt	(9)	11/19/2021		8.00%	L+	7.00%		11/19/2026	12,847	12,494	12,548

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
December 31, 2021
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Xenon Arc, Inc.	(10)	Tech-enabled Distribution Services to Chemicals and Food Ingredients Primary Producers
			Secured Debt	(9)	12/17/2021		6.75%	L+	6.00%		12/17/2026	2,400	2,320	2,320

YS Garments, LLC	(11)	Designer and Provider of Branded Activewear
			Secured Debt	(9)	8/22/2018		6.50%	L+	5.50%		8/9/2024	6,470	6,438	6,244

Subtotal Non-Control/Non-Affiliate Investments (129.9% of net assets at fair value)													$828,301	$796,395
Total Portfolio Investments, December 31, 2021 (175.7% of net assets at fair value)													$1,067,175	$1,077,136

Short-Term Investments (16)
Fidelity Institutional Money Market Funds (21)			Prime Money Market Portfolio										$4,881	$4,881

US Bank Money Market Account (21)													10,566	10,566

Total Short-Term Investments													$15,447	$15,447
___________________________________________________
(1)All investments are Lower Middle Market portfolio investments, unless otherwise noted. See Note C—Fair Value Hierarchy for Investments—Portfolio Composition for a description of Lower Middle Market portfolio investments. All of the Company’s investments, unless otherwise noted, are encumbered as security for one of the Company’s Credit Facilities.
(2)Debt investments are income producing, unless otherwise noted by footnote (14), as described below. Equity and warrants are non-income producing, unless otherwise noted by footnote (8), as described below.
(3)See Note C—Fair Value Hierarchy for Investments—Portfolio Composition and Schedule 12-14 for a summary of geographic location of portfolio companies.
(4)Principal is net of repayments. Cost is net of repayments and accumulated unearned income.
(5)Control investments are defined by the 1940 Act as investments in which more than 25% of the voting securities are owned or where the ability to nominate greater than 50% of the board representation is maintained.
(6)Affiliate investments are defined by the 1940 Act as investments in which between 5% and 25% (inclusive) of the voting securities are owned and the investments are not classified as Control investments.
(7)Non-Control/Non-Affiliate investments are defined by the 1940 Act as investments that are neither Control investments nor Affiliate investments.
(8)Income producing through dividends or distributions.
(9)Index based floating interest rate is subject to contractual minimum interest rate. As noted in this schedule, 79% of the loans (based on the par amount) contain LIBOR floors which range between 0.63% and 2.00%, with a weighted-average LIBOR floor of 1.04%.

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
December 31, 2021
(dollars in thousands)
(10)Private Loan portfolio investment. See Note C—Fair Value Hierarchy for Investments—Portfolio Composition for a description of Private Loan portfolio investments.
(11)Middle Market portfolio investment. See Note C—Fair Value Hierarchy for Investments—Portfolio Composition for a description of Middle Market portfolio investments.
(12)Other Portfolio investment. See Note C—Fair Value Hierarchy for Investments—Portfolio Composition for a description of Other Portfolio investments.
(13)Investment is not a qualifying asset as defined under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets.
(14)Non-accrual and non-income producing investment.
(15)All of the Company’s portfolio investments are generally subject to restrictions on resale as “restricted securities.”
(16)Short-term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less. These short-term investments are included as Cash and cash equivalents on the Consolidated Balance Sheets.
(17)Maturity date is under on-going negotiations with the portfolio company and other lenders, if applicable.
(18)Investment fair value was determined using significant unobservable inputs, unless otherwise noted. See Note C—Fair Value Hierarchy for Investments—Portfolio Composition for further discussion.
(19)Investments may have a portion, or all, of their income received from Paid-in-Kind ("PIK") interest or dividends. PIK interest income and cumulative dividend income represent income not paid currently in cash. The difference between the Total Rate and PIK Rate represents the cash rate as of December 31, 2021.
(20)All portfolio company headquarters are based in the United States, unless otherwise noted.
(21)Effective yield as of December 31, 2021 was approximately 0.005% on the US Bank Money Market Account and 0.01% on the Fidelity Institutional Money Market Funds.
(22)Investment date represents the date of initial investment in the security position.
(23)Shares/Units represent ownership in a related Real Estate or HoldCo entity.
(24)Investment is not unitized. Presentation is made in percent of fully diluted ownership unless otherwise indicated.
(25)A majority of the variable rate loans in the Company’s investment portfolio bear interest at a rate that may be determined by reference to either LIBOR (“L”) or an alternate base rate (commonly based on the Federal Funds Rate or the Prime rate (“P”)), which typically resets every one, three, or six months at the borrower’s option.
(26)Warrants are presented in equivalent units with a strike price of $14.28 per unit.
(27)Warrants are presented in equivalent shares/units with a strike price of $0.01 per share/unit.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements
(Unaudited)

NOTE A—ORGANIZATION AND BASIS OF PRESENTATION
1.Organization
MSC Income Fund, Inc. (“MSC Income Fund”) is a principal investment firm primarily focused on providing debt capital to middle market (“Middle Market”) companies and customized debt and equity financing to lower middle market (“LMM”) companies. The portfolio investments of MSC Income Fund and its consolidated subsidiaries are typically made to support management buyouts, recapitalizations, growth financings, refinancings and acquisitions of companies that operate in a variety of industry sectors. MSC Income Fund and its consolidated subsidiaries invest primarily in secured debt investments of Middle Market companies generally headquartered in the United States and in secured debt investments, equity investments, warrants and other securities of LMM companies based in the United States. MSC Income Fund seeks to partner with entrepreneurs, business owners and management teams and generally provides “one-stop” financing alternatives within its LMM portfolio.
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
2.Basis of Presentation
The Company’s consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The Company is an investment company following accounting and reporting guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services—Investment Companies (“ASC 946”). For each of the periods presented herein, the Company’s consolidated financial statements include the accounts of MSC Income Fund and its consolidated subsidiaries. The Investment Portfolio, as used herein, refers to all of the Company’s investments in Private Loan portfolio companies, investments in LMM portfolio companies, investments in Middle Market portfolio companies and Other Portfolio investments (see Note C—Fair Value Hierarchy for Investments—Portfolio Composition—Investment Portfolio Composition for additional discussion of the Company’s Investment Portfolio and definitions for the defined terms Private Loan and Other Portfolio). The Company’s results of operations for the three and nine months ended September 30, 2022 and 2021, cash flows for the nine months ended September 30, 2022 and 2021, and financial position as of September 30, 2022 and December 31, 2021, are presented on a consolidated basis. The effects of all

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
intercompany transactions between MSC Income Fund and its consolidated subsidiaries have been eliminated in consolidation.
The accompanying unaudited consolidated financial statements of the Company are presented in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with U.S. GAAP are omitted. The unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2021. In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods included herein. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the operating results to be expected for the full year. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.
Principles of Consolidation
Under ASC 946, the Company is precluded from consolidating other entities in which the Company has equity investments, including those in which it has a controlling interest, unless the other entity is another investment company. An exception to this general principle in ASC 946 occurs if the Company holds a controlling interest in an operating company that provides all or substantially all of its services directly to the Company or to its portfolio companies. Accordingly, as noted above, the Company’s consolidated financial statements include the financial position and operating results for the Taxable Subsidiaries and its Structured Subsidiaries. The Company has determined that none of its portfolio investments qualify for this exception. Therefore, the Company’s Investment Portfolio is carried on the Consolidated Balance Sheets at fair value, as discussed further in Note B.1.—Summary of Significant Accounting Policies—Valuation of the Investment Portfolio, with any adjustments to fair value recognized as “Net Unrealized Appreciation (Depreciation)” until the investment is realized, usually upon exit, resulting in any gain or loss being recognized as a “Net Realized Gain (Loss)”, in both cases on the Consolidated Statements of Operations.
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
NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
1.Valuation of the Investment Portfolio
The Company accounts for its Investment Portfolio at fair value. As a result, the Company follows the provisions of ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. ASC 820 requires the Company to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal market that are independent, knowledgeable and willing and able to transact.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
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
Private Loan investments may include investments which have no established trading market or have established markets that are not active. LMM investments and Other Portfolio investments generally have no established trading market, while Middle Market and short-term portfolio investments generally have established trading markets that are not active. The Company determines in good faith the fair value of its Investment Portfolio pursuant to a valuation policy in accordance with ASC 820, with such valuation process approved by its Board of Directors and in accordance with the 1940 Act. The Company’s valuation policies and processes are intended to provide a consistent basis for determining the fair value of the Company’s Investment Portfolio.
For Private Loan and Middle Market portfolio investments in debt securities for which it has determined that third-party quotes or other independent pricing are not available or appropriate, the Company generally estimates the fair value based on the assumptions that it believes hypothetical market participants would use to value the investment in a current hypothetical sale using a yield-to-maturity model (“Yield-to-Maturity”) valuation method. For LMM portfolio investments, the Company generally reviews external events, including private mergers, sales and acquisitions involving comparable companies, and includes these events in the valuation process by using an enterprise value waterfall methodology (“Waterfall”) for its LMM equity investments and an income approach using a Yield-to-Maturity valuation method for its LMM debt investments. For Middle Market portfolio investments in debt securities for which it has determined that third party quotes or other independent prices are available, the Company primarily uses quoted prices in the valuation process. The Company determines the appropriateness of the use of third-party broker quotes, if any, in determining fair value based on its understanding of the level of actual transactions used by the broker to develop the quote and whether the quote was an indicative price or binding offer, the depth and consistency of broker quotes and the correlation of changes in broker quotes with underlying performance of the portfolio company and other market indices. For its Other Portfolio equity investments, the Company generally calculates the fair value of the investment primarily based on the net asset value (“NAV”) of the fund and adjusts the fair value for other factors deemed relevant that would affect the fair value of the investment. All of the valuation approaches for the Company’s portfolio investments estimate the value of the investment as if the Company was to sell, or exit, the investment as of the measurement date.
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
Under the Waterfall valuation method, the Company estimates the enterprise value of a portfolio company using a combination of market and income approaches or other appropriate valuation methods, such as considering recent transactions in the equity securities of the portfolio company or third-party valuations of the portfolio company, and then performs a Waterfall calculation by allocating the enterprise value over the portfolio company’s securities in order of their preference relative to one another. The enterprise value is the fair value at which an enterprise could be

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
sold in a transaction between two willing parties, other than through a forced or liquidation sale. Typically, privately held companies are bought and sold based on multiples of earnings before interest, taxes, depreciation and amortization (“EBITDA”), cash flows, net income, revenues, or in limited cases, book value. There is no single methodology for estimating enterprise value. For any one portfolio company, enterprise value is generally described as a range of values from which a single estimate of enterprise value is derived. In estimating the enterprise value of a portfolio company, the Company analyzes various factors including the portfolio company’s historical and projected financial results. Due to SEC deadlines for the Company’s quarterly and annual financial reporting, the operating results of a portfolio company used in the current period valuation are generally the results from the period ended three months prior to such valuation date and may include unaudited, projected, budgeted or pro forma financial information and may require adjustments for non-recurring items or to normalize the operating results that may require significant judgment in determining. In addition, projecting future financial results requires significant judgment regarding future growth assumptions. In evaluating the operating results, the Company also analyzes the impact of exposure to litigation, loss of customers or other contingencies. After determining the appropriate enterprise value, the Company allocates the enterprise value to investments in order of the legal priority of the various components of the portfolio company’s capital structure. In applying the Waterfall valuation method, the Company assumes the loans are paid-off at the principal amount in a change in control transaction and are not assumed by the buyer, which the Company believes is consistent with its past transaction history and standard industry practices.
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

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
In addition to its internal valuation process, in arriving at estimates of fair value for its investments in its Private Loan portfolio companies, the Company, among other things, consults with a nationally recognized independent financial advisory services firm. The nationally recognized independent financial advisory services firm analyzes and provides observations and recommendations and an assurance certification regarding the Company’s determinations of the fair value of its Private Loan portfolio company investments. The nationally recognized independent financial advisory services firm is generally consulted relative to the Company’s investments in each Private Loan portfolio company at least once every calendar year, and for the Company’s investments in new Private Loan portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, the Company may determine that it is not cost effective, and as a result is not in its stockholders’ best interest, to consult with the nationally recognized independent financial advisory services firm on its investments in one or more Private Loan portfolio companies. Such instances include, but are not limited to, situations where the fair value of the Company’s investment in a Private Loan portfolio company is determined to be insignificant relative to the total Investment Portfolio. The Company consulted with and received an assurance certification from its independent financial advisory services firm in arriving at its determination of fair value on its investments in a total of 33 Private Loan portfolio companies for the nine months ended September 30, 2022, representing 53% of the total Private Loan portfolio at fair value as of September 30, 2022, and on a total of 19 Private Loan portfolio companies for the nine months ended September 30, 2021, representing 47% of the total Private Loan portfolio at fair value as of September 30, 2021. Excluding its investments in Private Loan portfolio companies that, as of September 30, 2022 and 2021, as applicable, had not been in the Investment Portfolio for at least twelve months subsequent to the initial investment and its investments in Private Loan portfolio companies that were not reviewed because the investment is valued based upon third-party quotes or other independent pricing, the percentage of the Private Loan portfolio reviewed and certified by the Company’s independent financial advisory services firm for the nine months ended September 30, 2022 and 2021 was 63% and 66% of the total Private Loan portfolio at fair value as of September 30, 2022 and 2021, respectively.
In addition to its internal valuation process, in arriving at estimates of fair value for its investments in its LMM portfolio companies, the Company, among other things, consults with a nationally recognized independent financial advisory services firm. The nationally recognized independent financial advisory services firm analyzes and provides observations, recommendations and an assurance certification regarding the Company’s determinations of the fair value of its LMM portfolio company investments. The nationally recognized independent financial advisory services firm is generally consulted relative to the Company’s investments in each LMM portfolio company at least once every calendar year, and for the Company’s investments in new LMM portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, the Company may determine that it is not cost-effective, and as a result is not in its stockholders’ best interest, to consult with the nationally recognized independent financial advisory services firm on its investments in one or more LMM portfolio companies. Such instances include, but are not limited to, situations where the fair value of the Company’s investment in a LMM portfolio company is determined to be insignificant relative to the total Investment Portfolio. The Company consulted with and received an assurance certification from its independent financial advisory services firm in arriving at the Company’s determination of fair value on its investments in a total of 35 LMM portfolio companies for nine months ended September 30, 2022, representing 87% of the total LMM portfolio at fair value as of September 30, 2022 and on a total of 27 LMM portfolio companies for the nine months ended September 30, 2021, representing 75% of the total LMM portfolio at fair value as of September 30, 2021. Excluding its investments in LMM portfolio companies that, as of September 30, 2022 and 2021, as applicable, had not been in the Investment Portfolio for at least twelve months subsequent to the initial investment or whose primary purpose is to own real estate for which a third-party appraisal is obtained on at least an annual basis, the percentage of the LMM portfolio reviewed and certified by the Company’s independent financial advisory services firm was 87% and 81% of the total LMM portfolio at fair value as of September 30, 2022 and 2021, respectively.
For valuation purposes, all of the Company’s Middle Market portfolio investments are non-control investments. To the extent sufficient observable inputs are available to determine fair value, the Company uses observable inputs to determine the fair value of these investments through obtaining third-party quotes or other independent pricing. For Middle Market portfolio investments for which it has determined that third-party quotes or other independent pricing are not available or appropriate, the Company generally estimates the fair value based on the assumptions that it believes hypothetical market participants would use to value such Middle Market debt investments in a current hypothetical sale using the Yield-to-Maturity valuation method and such Middle Market equity investments in a current hypothetical sale using the Waterfall valuation method. The Company generally consults on a limited basis with a financial advisory

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
services firm in connection with determining the fair value of its Middle Market portfolio investments due to the nature of these investments. The vast majority (89% and 93% as of September 30, 2022 and December 31, 2021, respectively) of the Middle Market portfolio investments (i) are valued using third-party quotes or other independent pricing services, (ii) the Company has consulted with and received an assurance certification from independent financial services firm within the last twelve months or (iii) are new investments that have not been in the Investment Portfolio for at least twelve months subsequent to the initial investment.
For valuation purposes, all of the Company’s Other Portfolio investments are non-control investments. The Company’s Other Portfolio investments comprised 2.6% and 2.5% of the Company’s Investment Portfolio at fair value as of September 30, 2022 and December 31, 2021, respectively. Similar to the LMM investment portfolio, market quotations for Other Portfolio equity investments are generally not readily available. For its Other Portfolio equity investments, the Company generally determines the fair value of these investments using the NAV valuation method.
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
The Company uses an internally developed portfolio investment rating system in connection with its investment oversight, portfolio management and analysis and investment valuation procedures for its Private Loan, LMM and Middle Market portfolio companies. This system takes into account both quantitative and qualitative factors of each Private Loan, LMM and Middle Market portfolio company.
In December 2020, the SEC adopted Rule 2a-5 under the 1940 Act, which permits a BDC’s board of directors to designate its executive officers or investment adviser as a valuation designee to determine the fair value for its investment portfolio, subject to the active oversight of the board. The Company’s Board of Directors has approved policies and procedures pursuant to Rule 2a-5 (the “Valuation Procedures”) and has designated the Adviser, led by a group of Main Street’s and the Adviser’s executive officers, to serve as the Board of Directors’ valuation designee. The Company adopted the Valuation Procedures effective April 1, 2021. The Company believes its Investment Portfolio as of September 30, 2022 and December 31, 2021 approximates fair value as of those dates based on the markets in which the Company operates and other conditions in existence on those reporting dates.
2.Use of Estimates
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
Macroeconomic factors, including the COVID-19 pandemic, risk of recession, inflation, supply chain constraints or disruptions, geopolitical disruptions and rising interest rates, and the related effect on the U.S. and global economies, have impacted, and may continue to impact, the businesses and operating results of certain of the Company’s portfolio companies, as well as market interest rate spreads. As a result of these and other current effects of macroeconomic factors, as well as the uncertainty regarding the extent and duration of their impact, the valuation of the Company’s Investment Portfolio has and may continue to experience increased volatility.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
3.Cash and Cash Equivalents
Cash and cash equivalents consist of cash and highly liquid investments with an original maturity of three months or less at the date of purchase. These highly liquid, short-term investments are included in the Consolidated Schedule of Investments. Cash and cash equivalents are carried at cost, which approximates fair value. At September 30, 2022, the Company had investments in short-term money market accounts totaling $6.6 million classified as cash equivalents.
At September 30, 2022, cash balances totaling $12.8 million exceeded Federal Deposit Insurance Corporation insurance protection levels, subjecting the Company to risk related to the uninsured balance. All of the Company’s cash deposits are held at large established high credit quality financial institutions and management believes that the risk of loss associated with any uninsured balances is remote.
4.Interest, Dividend and Fee Income
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
As of September 30, 2022, the Company’s total Investment Portfolio had six investments on non-accrual status, which comprised 1.1% of its fair value and 4.3% of its cost. As of December 31, 2021, the Company’s total Investment Portfolio had four investments on non-accrual status, which comprised 0.7% of its fair value and 2.8% of its cost.
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
The Company holds certain debt and preferred equity instruments in its Investment Portfolio that contain payment-in-kind (“PIK”) interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed or sold. To maintain RIC tax treatment (as discussed in Note B.7.—Summary of Significant Accounting Policies —Income Taxes below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though the Company may not have collected the PIK interest and cumulative dividends in cash. The Company stops accruing PIK interest and cumulative dividends and writes off any accrued and uncollected interest and dividends in arrears when it determines that such PIK interest and dividends in arrears are no longer collectible. For the three months ended September 30, 2022 and 2021, (i) 2.3% and 2.5%, respectively, of the Company’s total investment income was attributable to PIK interest income not paid currently in cash and (ii) 0.4% and 0.6%, respectively, of the Company’s total investment income was attributable to cumulative dividend income not paid currently in cash. For the nine months ended September 30, 2022 and 2021, (i) 2.5% and 2.4%, respectively, of the Company’s total investment income was attributable to PIK interest income not paid currently in cash and (ii) 0.8% and 0.7%, respectively, of the Company’s total investment income was attributable to cumulative dividend income not paid currently in cash.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
The Company may periodically provide services, including structuring and advisory services, to its portfolio companies or other third parties. For services that are separately identifiable, fee income is recognized as earned. Fees received in connection with debt financing transactions are generally deferred and are accreted into income over the life of the financing.
A presentation of total investment income the Company received from its Investment Portfolio in each of the periods presented is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(dollars in thousands)
Interest, fee and dividend income:
Interest income	$23,346	$18,818	$64,577	$52,218
Dividend income	2,166	3,249	7,430	12,227
Fee income	539	687	1,784	1,077
Total interest, fee and dividend income	$26,051	$22,754	$73,791	$65,522
5.Deferred Financing Costs
Deferred financing costs include commitment fees and other direct costs incurred in connection with arranging the Company’s borrowings. These costs were incurred in connection with the Company’s multi-year revolving Credit Facilities (see Note E—Debt) and have been capitalized as an asset and reflected in the Consolidated Balance Sheets as Deferred financing costs. Deferred financing costs incurred in connection with the Series A Notes (as defined below in Note E—Debt) are a direct deduction from the principal amount outstanding.
6.Unearned Income—Debt Origination Fees and Original Issue Discount and Discounts / Premiums to Par Value
The Company capitalizes debt origination fees received in connection with financings and reflects such fees as unearned income netted against the applicable debt investments. The unearned income from the fees is accreted into income over the life of the financing.
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
To maintain RIC tax treatment (as discussed in Note B.7.—Summary of Significant Accounting Policies —Income Taxes below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though the Company may not have collected the interest income. For the three months ended September 30, 2022 and 2021, 2.3% and 5.9%, respectively, of the Company’s total investment income was attributable

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
to interest income from the accretion of discounts associated with debt investments, net of any premium reduction. For the nine months ended September 30, 2022 and 2021, 2.6% and 5.3%, respectively, of the Company’s total investment income was attributable to interest income from the accretion of discounts associated with debt investments, net of any premium reduction.
7.Income Taxes
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
8.Net Realized Gains or Losses and Net Unrealized Appreciation or Depreciation
Realized gains or losses are measured by the difference between the net proceeds from the sale or redemption of an investment or a financial instrument and the cost basis of the investment or financial instrument, without regard to unrealized appreciation or depreciation previously recognized, and includes investments written-off during the period net of recoveries and realized gains or losses from in-kind redemptions. Net unrealized appreciation or depreciation reflects the net change in the fair value of the Investment Portfolio and financial instruments and the reclassification of any prior period unrealized appreciation or depreciation on exited investments and financial instruments to realized gains or losses.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
9.Fair Value of Financial Instruments
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
10.Earnings per Share
Net increase in net assets resulting from operations per share and net investment income per share are computed utilizing the weighted-average number of shares of common stock outstanding for the period.
11.Recently Issued or Adopted Accounting Standards
In March 2020, the FASB issued ASU 2020-04, “Reference rate reform (Topic 848)—Facilitation of the effects of reference rate reform on financial reporting.” The amendments in this update provide optional expedients and exceptions for applying U.S. GAAP to certain contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform and became effective upon issuance for all entities. The Company has agreements that have LIBOR as a reference rate with certain portfolio companies and also with certain lenders. Many of these agreements include language for choosing an alternative successor rate if LIBOR reference is no longer considered to be appropriate. Contract modifications are required to be evaluated in determining whether the modifications result in the establishment of new contracts or the continuation of existing contracts. The Company adopted this amendment in March 2020 and plans to apply the amendments in this update to account for contract modifications due to changes in reference rates when LIBOR reference is no longer used. The Company utilized the optional expedients and exceptions provided by ASU 2020-04 during the nine months ended September 30, 2022, the effect of which was not material to the consolidated financial statements and the notes thereto. The Company does not expect ASU 2022-04 to have a material impact to the consolidated financial statements and the notes thereto.

In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.” The amendments in this update provide that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments in this update also require additional disclosures for equity securities subject to contractual sales restrictions. ASU 2022-03 is required for years beginning after December 15, 2023, though early adoption is permitted. The Company does not expect ASU 2022-03 to have a material impact to the consolidated financial statements and the notes thereto.
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

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
Fair Value Hierarchy
In accordance with ASC 820, the Company has categorized its investments based on the priority of the inputs to the valuation technique into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical investments (Level 1) and the lowest priority to unobservable inputs (Level 3).
Investments recorded on the Company’s Consolidated Balance Sheets are categorized based on the inputs to the valuation techniques as follows:
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
Level 2—Investments whose values are based on quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the investment. Level 2 inputs include the following:
•Quoted prices for similar assets in active markets (for example, investments in restricted stock);
•Quoted prices for identical or similar assets in non-active markets (for example, investments in thinly traded public companies);
•Pricing models whose inputs are observable for substantially the full term of the investment (for example, market interest rate indices); and
•Pricing models whose inputs are derived principally from, or corroborated by, observable market data through correlation or other means for substantially the full term of the investment.
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
As of September 30, 2022 and December 31, 2021, the Company’s Private Loan portfolio investments primarily consisted of investments in interest-bearing secured debt investments. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of the Company’s Private Loan portfolio investments were categorized as Level 3 as of September 30, 2022 and December 31, 2021.
As of September 30, 2022 and December 31, 2021, all of the Company’s LMM portfolio investments consisted of illiquid securities issued by privately held companies and the fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of the Company’s LMM portfolio investments were categorized as Level 3 as of September 30, 2022 and December 31, 2021.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
As of September 30, 2022 and December 31, 2021, the Company’s Middle Market portfolio investments consisted primarily of investments in secured and unsecured debt investments and independently rated debt investments. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of the Company’s Middle Market portfolio investments were categorized as Level 3 as of September 30, 2022 and December 31, 2021.
As of September 30, 2022 and December 31, 2021, the Company’s Other Portfolio investments consisted of illiquid securities issued by privately held companies and the fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of the Company’s Other Portfolio investments were categorized as Level 3 as of September 30, 2022 and December 31, 2021.
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
•Current financial ratios (e.g., fixed charge coverage ratio, interest coverage ratio and net debt/EBITDA ratio) applicable to the investment;
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
•Internal occurrences that may have an impact (both positive and negative) on the operating performance of the portfolio company;
•Qualitative assessment of key management;
•Contractual rights, obligations or restrictions associated with the investment; and
•Other factors deemed relevant.
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

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
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
The following tables provide a summary of the significant unobservable inputs used to fair value the Company’s Level 3 portfolio investments as of September 30, 2022 and December 31, 2021:

Type of Investment	Fair Value as of September 30, 2022 (in thousands)	Valuation Technique	Significant Unobservable Inputs	Range(3)	Weighted Average(3)	Median(3)
Equity investments	$206,491	Discounted cash flow	WACC	10.5% - 22.4%	14.3%	15.7%
		Market comparable / Enterprise value	EBITDA multiple (1)	4.3x - 8.5x (2)	7.2x	6.4x
Debt investments	$767,177	Discounted cash flow	Risk adjusted discount factor	6.5% - 16.3%(2)	10.5%	9.9%
			Expected principal recovery percentage	0.4% - 200.0%	99.7%	100.0%
Debt investments	$122,500	Market approach	Third-party quote	5.6 - 98.9	88.7	93.0
Total Level 3 investments	$1,096,168
_____________________
(1)EBITDA may include proforma adjustments and/or other addbacks based on specific circumstances related to each investment.
(2)Range excludes outliers that are greater than one standard deviation from the mean. Including these outliers, the range for EBITDA multiple is 3.0x - 15.7x and the range for risk adjusted discount factor is 5.0% - 35.4%.
(3)Does not include investments for which the valuation technique does not include the use of the applicable fair value input.

Type of Investment	Fair Value as of December 31, 2021 (in thousands)	Valuation Technique	Significant Unobservable Inputs	Range(3)	Weighted Average(3)	Median(3)
Equity investments	$197,926	Discounted cash flow	WACC	10.1% - 19.1%	13.4%	14.8%
		Market comparable / Enterprise value	EBITDA multiple (1)	4.9x - 8.3x (2)	7.3x	6.2x
Debt investments	$743,211	Discounted cash flow	Risk adjusted discount factor	5.2% - 15.0%(2)	8.1%	9.0%
			Expected principal recovery percentage	1.2% - 100.0%	100.0%	100.0%
Debt investments	$135,999	Market approach	Third-party quote	3.0 - 100.2	94.3	97.3
Total Level 3 investments	$1,077,136
_____________________
(1)EBITDA may include proforma adjustments and/or other addbacks based on specific circumstances related to each investment.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
(2)Range excludes outliers that are greater than one standard deviation from the mean. Including these outliers, the range for EBITDA multiple is 3.8x - 10.0x and the range for risk adjusted discount factor is 4.4% - 38.5%.
(3)Does not include investments for which the valuation technique does not include the use of the applicable fair value input.
The following tables provide a summary of changes in fair value of the Company’s Level 3 portfolio investments for the nine-month periods ended September 30, 2022 and 2021 (amounts in thousands):

Type of Investment	Fair Value as of December 31, 2021	Transfers Into Level 3 Hierarchy	Redemptions/ Repayments	New Investments	Net Changes from Unrealized to Realized	Net Unrealized Appreciation (Depreciation)	Other(1)	Fair Value as of September 30, 2022
Debt	$879,970	$—	$(124,061)	$168,053	$855	$(33,407)	$(1,733)	$889,677
Equity	196,374	—	(18,520)	5,011	(8,806)	30,562	1,733	206,354
Equity Warrant	792	—	—	—	—	(655)	—	137
	$1,077,136	$—	$(142,581)	$173,064	$(7,951)	$(3,500)	$—	$1,096,168
______________________
(1)Includes the impact of non-cash conversions. These transactions represent non-cash investing activities. See additional cash flow information in the Consolidated Statements of Cash Flows.

Type of Investment	Fair Value as of December 31, 2020	Transfers Into Level 3 Hierarchy	Redemptions/ Repayments	New Investments	Net Changes from Unrealized to Realized	Net Unrealized Appreciation (Depreciation)	Other(1)	Fair Value as of September 30, 2021
Debt	$638,423	$—	$(192,707)	$354,164	$1,572	$2,466	$(970)	$802,948
Equity(2)	185,041	—	(18,133)	13,064	1,209	16,372	976	198,529
Equity Warrant	2,058	—	—	—	(1,290)	35	—	803
	$825,522	$—	$(210,840)	$367,228	$1,491	$18,873	$6	$1,002,280
_____________________
(1)Includes the impact of non-cash conversions. These transactions represent non-cash investing activities. See additional cash flow information in the Consolidated Statements of Cash Flows.
(2)Includes the Company’s investment in CLO subordinated notes. (See Note D — Investment in Signal Peak CLO 7, Ltd.).
At September 30, 2022 and December 31, 2021, the Company's investments at fair value were categorized as follows in the fair value hierarchy for ASC 820 purposes:

		Fair Value Measurements
		(in thousands)
At September 30, 2022	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Private Loan portfolio investments	$595,564	$—	$—	$595,564
LMM portfolio investments	335,723	—	—	335,723
Middle Market portfolio investments	136,048	—	—	136,048
Other Portfolio investments	28,833	—	—	28,833
Total investments	$1,096,168	$—	$—	$1,096,168

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

		Fair Value Measurements
		(in thousands)
At December 31, 2021	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Private Loan portfolio investments	$575,865	$—	$—	$575,865
LMM portfolio investments	315,415	—	—	315,415
Middle Market portfolio investments	159,021	—	—	159,021
Other Portfolio investments	26,835	—	—	26,835
Total investments	$1,077,136	$—	$—	$1,077,136
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
The Company’s private loan (“Private Loan”) investment strategy involves investments in privately held companies that are generally consistent with the size of its Middle Market portfolio companies or LMM portfolio companies, and its Private Loan investments generally range in size from $1 million to $20 million. The Company’s Private Loan investments generally consist of loans that have been originated directly by Main Street or through strategic relationships with other investment funds on a collaborative basis, and are often referred to in the debt markets as “club deals.” The Company’s Private Loan portfolio debt investments are generally secured by a first priority lien on the assets of the portfolio company and typically have a term of between three and seven years from the original investment date. The Company may have the option to invest alongside the sponsor in the equity securities of its Private Loan portfolio companies.
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

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
Investment income, consisting of interest, dividends and fees, can fluctuate dramatically due to various factors, including the level of new investment activity, repayments of debt investments or sales of equity interests. Investment income in any given year could also be highly concentrated among several portfolio companies. For the three and nine months ended September 30, 2022 and 2021, the Company did not record investment income from any single portfolio company in excess of 10% of total investment income.
The following tables provide a summary of the Company’s investments in the Private Loan, LMM and Middle Market portfolios as of September 30, 2022 and December 31, 2021 (this information excludes the Other Portfolio investments, which are discussed further below):

	As of September 30, 2022
	Private Loan	LMM (a)	Middle Market
	(dollars in millions)
Number of portfolio companies	73	45	22
Fair value	$595.6	$335.7	$136.0
Cost	$607.8	$296.4	$168.3
Debt investments as a % of portfolio (at cost)	96.1%	72.4%	95.9%
Equity investments as a % of portfolio (at cost)	3.9%	27.6%	4.1%
% of debt investments at cost secured by first priority lien	99.9%	99.9%	98.6%
Weighted-average annual effective yield (b)	10.0%	11.6%	9.9%
Average EBITDA (c)	$41.7	$8.5	$77.0
___________________
(a)At September 30, 2022, the Company had equity ownership in all of its LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was 9%.
(b)The weighted-average annual effective yields were computed using the effective interest rates for all debt investments at cost as of September 30, 2022, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status. The weighted-average annual effective yield on the Company’s debt portfolio as of September 30, 2022 including debt investments on non-accrual status was 8.9% for its Private Loan portfolio, 11.3% for its LMM portfolio and 9.6% for its Middle Market portfolio. The weighted-average annual effective yield is not reflective of what an investor in shares of the Company’s common stock will realize on its investment because it does not reflect the Company’s utilization of debt capital in its capital structure, the Company’s expenses or any sales load paid by an investor.
(c)The average EBITDA is calculated using a weighted-average for the Private Loan and Middle Market portfolios and a simple average for the LMM portfolio. These calculations exclude certain portfolio companies, including one

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
Private Loan portfolio company, as EBITDA is not a meaningful valuation metric for the Company’s investments in these portfolio companies, and those portfolio companies whose primary purpose is to own real estate.

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
___________________
(a)At December 31, 2021, the Company had equity ownership in all of its LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was 9%.
(b)The weighted-average annual effective yields were computed using the effective interest rates for all debt investments at cost as of December 31, 2021, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status. The weighted-average annual effective yield on the Company’s debt portfolio as of December 31, 2021 including debt investments on non-accrual status was 8.3% for its Private Loan portfolio, 10.5% for its LMM portfolio and 7.1% for its Middle Market portfolio. The weighted-average annual effective yield is not reflective of what an investor in shares of the Company’s common stock will realize on its investment because it does not reflect the Company’s utilization of debt capital in its capital structure, the Company’s expenses or any sales load paid by an investor.
(c)The average EBITDA is calculated using a weighted-average for the Private Loan and Middle Market portfolios and a simple average for the LMM portfolio. These calculations exclude certain portfolio companies, including two Private Loan portfolio companies and one Middle Market portfolio company, as EBITDA is not a meaningful valuation metric for the Company’s investments in these portfolio companies, and those portfolio companies whose primary purpose is to own real estate.
For the three months ended September 30, 2022 and 2021, the Company achieved an annualized total return on investments of 10.5% and 11.4%, respectively. For the nine months ended September 30, 2022 and 2021, the Company achieved an annualized total return on investments of 8.6% and 12.0%, respectively. For the year ended December 31, 2021, the Company achieved a total return on investments of 17.9%. Total return on investments is calculated using the interest, dividend and fee income, as well as the realized and unrealized change in fair value of the Investment Portfolio for the specified period. The Company’s total return on investments is not reflective of what an investor in shares of the Company’s common stock will realize on its investment because it does not reflect the Company’s utilization of debt capital in its capital structure, the Company’s expenses or any sales load paid by an investor.
As of September 30, 2022, the Company had Other Portfolio investments in four companies, collectively totaling $28.8 million in fair value and $25.1 million in cost basis and which comprised 2.6% and 2.3% of the Company’s Investment Portfolio at fair value and cost, respectively. As of December 31, 2021, the Company had Other Portfolio investments in four companies, collectively totaling $26.8 million in fair value and $25.6 million in cost basis and which comprised 2.5% and 2.4% of the Company’s Investment Portfolio at fair value and cost, respectively.
The following tables summarize the composition of the Company’s total combined Private Loan portfolio investments, LMM portfolio investments and Middle Market portfolio investments at cost and fair value by type of

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
investment as a percentage of the total combined Private Loan portfolio investments, LMM portfolio investments and Middle Market portfolio investments, as of September 30, 2022 and December 31, 2021 (this information excludes the Other Portfolio investments, which are discussed above).

Cost:	September 30, 2022	December 31, 2021
First lien debt	89.2%	87.2%
Equity	10.4%	11.7%
Second lien debt	—%	0.7%
Equity warrants	0.1%	0.1%
Other	0.3%	0.3%
	100.0%	100.0%

Fair Value:	September 30, 2022	December 31, 2021
First lien debt	83.1%	82.8%
Equity	16.6%	16.1%
Second lien debt	—%	0.7%
Equity warrants	—%	0.1%
Other	0.3%	0.3%
	100.0%	100.0%
The following tables summarize the composition of the Company’s total combined Private Loan portfolio investments, LMM portfolio investments and Middle Market portfolio investments by geographic region of the United States and other countries at cost and fair value as a percentage of the total combined Private Loan portfolio investments, LMM portfolio investments and Middle Market portfolio investments, as of September 30, 2022 and December 31, 2021 (this information excludes the Other Portfolio investments). The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

Cost:	September 30, 2022	December 31, 2021
Northeast	23.1%	21.4%
Southwest	22.3%	24.8%
West	21.3%	22.3%
Southeast	17.0%	16.6%
Midwest	14.6%	14.0%
Canada	0.8%	0.9%
Other Non-United States	0.9%	—%
	100.0%	100.0%

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Fair Value:	September 30, 2022	December 31, 2021
Southwest	25.4%	27.1%
Northeast	23.0%	21.4%
West	19.9%	21.4%
Midwest	15.2%	14.8%
Southeast	14.7%	14.4%
Canada	0.9%	0.9%
Other Non-United States	0.9%	—%
	100.0%	100.0%

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
The Company’s Private Loan portfolio investments, LMM portfolio investments and Middle Market portfolio investments are in companies conducting business in a variety of industries. The following tables summarize the composition of the Company’s total combined Private Loan portfolio investments, LMM portfolio investments and Middle Market portfolio investments by industry at cost and fair value as of September 30, 2022 and December 31, 2021 (this information excludes the Other Portfolio investments).

Cost:	September 30, 2022	December 31, 2021
Commercial Services & Supplies	10.9%	11.1%
Machinery	8.1%	7.9%
Internet Software & Services	7.4%	6.1%
Diversified Consumer Services	5.1%	4.4%
IT Services	4.7%	4.3%
Distributors	4.6%	4.5%
Health Care Providers & Services	4.5%	3.5%
Specialty Retail	3.8%	3.8%
Professional Services	3.6%	3.7%
Aerospace & Defense	3.5%	2.8%
Leisure Equipment & Products	3.5%	3.0%
Communications Equipment	3.4%	3.7%
Containers & Packaging	3.4%	2.6%
Diversified Telecommunication Services	3.0%	4.5%
Oil, Gas & Consumable Fuels	2.8%	4.2%
Construction & Engineering	2.5%	3.8%
Media	2.3%	2.0%
Building Products	2.2%	2.3%
Textiles, Apparel & Luxury Goods	1.9%	2.0%
Hotels, Restaurants & Leisure	1.8%	2.1%
Diversified Financial Services	1.7%	2.3%
Internet & Catalog Retail	1.6%	1.6%
Household Products	1.4%	1.2%
Energy Equipment & Services	1.4%	1.4%
Health Care Equipment & Supplies	1.2%	0.8%
Electrical Equipment	1.2%	0.9%
Food Products	1.1%	1.2%
Software	1.1%	1.0%
Computers & Peripherals	1.0%	0.9%
Food & Staples Retailing	0.8%	1.1%
Trading Companies & Distributors	—%	1.1%
Other (1)	4.5%	4.2%
	100.0%	100.0%
___________________
(1)Includes various industries with each industry individually less than 1.0% of the total combined Private Loan portfolio investments, LMM portfolio investments and Middle Market portfolio investments at each date.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Fair Value:	September 30, 2022	December 31, 2021
Commercial Services & Supplies	10.1%	10.6%
Machinery	9.7%	9.3%
Internet Software & Services	6.5%	5.5%
Diversified Consumer Services	5.8%	5.3%
Distributors	5.0%	4.6%
IT Services	4.5%	4.2%
Health Care Providers & Services	4.3%	3.5%
Containers & Packaging	3.9%	2.9%
Leisure Equipment & Products	3.5%	3.1%
Aerospace & Defense	3.4%	2.7%
Specialty Retail	3.3%	3.8%
Diversified Telecommunication Services	3.0%	4.5%
Construction & Engineering	2.8%	4.2%
Professional Services	2.8%	2.9%
Oil, Gas & Consumable Fuels	2.6%	3.7%
Media	2.5%	2.1%
Building Products	2.2%	2.4%
Internet & Catalog Retail	2.1%	1.7%
Construction Materials	2.0%	1.5%
Textiles, Apparel & Luxury Goods	1.9%	1.9%
Diversified Financial Services	1.8%	2.4%
Computers & Peripherals	1.7%	1.7%
Software	1.5%	1.3%
Hotels, Restaurants & Leisure	1.5%	1.4%
Communications Equipment	1.4%	2.1%
Electrical Equipment	1.3%	1.0%
Household Products	1.3%	1.2%
Energy Equipment & Services	1.1%	1.1%
Air Freight & Logistics	1.1%	1.1%
Food & Staples Retailing	0.8%	1.1%
Food Products	0.8%	1.1%
Trading Companies & Distributors	—%	1.2%
Other (1)	3.8%	2.9%
	100.0%	100.0%
___________________
(1)Includes various industries with each industry individually less than 1.0% of the total combined Private Loan portfolio investments, LMM portfolio investments and Middle Market portfolio investments at each date.
At September 30, 2022 and December 31, 2021, the Company had no portfolio investment that was greater than 10% of the Investment Portfolio at fair value.
Unconsolidated Significant Subsidiaries
In accordance with Rules 3-09 and 4-08(g) of Regulation S-X, the Company must determine which of its unconsolidated controlled portfolio companies, if any, are considered “significant subsidiaries.” In evaluating its

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
unconsolidated controlled portfolio companies in accordance with Regulation S-X, there are two tests that the Company must utilize to determine if any of the Company’s Control Investments (as defined in Note A—Organization and Basis of Presentation, including those unconsolidated portfolio companies defined as Control Investments in which the Company does not own greater than 50% of the voting securities nor have rights to maintain greater than 50% of the board representation) are considered significant subsidiaries: the investment test and the income test. The investment test is generally measured by dividing the Company’s investment in the Control Investment by the value of the Company’s total investments. The income test is generally measured by dividing the absolute value of the combined sum of total investment income, net realized gain (loss) and net unrealized appreciation (depreciation) from the relevant Control Investment for the period being tested by the absolute value of the Company’s change in net assets resulting from operations for the same period. Rules 3-09 and 4-08(g) of Regulation S-X require the Company to include (1) separate audited financial statements of an unconsolidated majority-owned subsidiary (Control Investments in which the Company owns greater than 50% of the voting securities) in an annual report and (2) summarized financial information of a Control Investment in a quarterly report, respectively, if certain thresholds of the investment or income tests are exceeded and the unconsolidated portfolio company qualifies as a significant subsidiary.
As of September 30, 2022 and December 31, 2021, the Company had no single investment that qualified as a significant subsidiary under either the investment or income tests.
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
For the three and nine months ended September 30, 2021, the Company recognized $0.6 million and $1.3 million, respectively, of interest income in respect of its investment in Signal Peak CLO.
NOTE E—DEBT
Summary of debt as of September 30, 2022 is as follows:

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

	Outstanding Balance	Unamortized Debt Issuance Costs (2)	Recorded Value	Estimated Fair Value (1)
	(dollars in thousands)
JPM SPV Facility	$267,688	$—	$267,688	$267,688
Series A Notes	150,000	(1,218)	148,782	133,451
TIAA Credit Facility	85,000	—	85,000	85,000
Total Debt	$502,688	$(1,218)	$501,470	$486,139
_________________
(1)Estimated fair value for outstanding debt if the Company had adopted the fair value option under ASC 825. See discussion of the methods used to estimate the fair value of the Company’s debt in Note B.9.—Summary of Significant Accounting Policies—Fair Value of Financial Instruments.
(2)The unamortized debt issuance costs for the Credit Facilities are reflected as Deferred financing costs on the Consolidated Balance Sheets, while the deferred debt issuance costs related to the Series A Notes are reflected as a direct deduction to the Series A Notes on the Consolidated Balance Sheets.
Summary of debt as of December 31, 2021 is as follows:

	Outstanding Balance	Unamortized Debt Issuance Costs (2)	Recorded Value	Estimated Fair Value (1)
	(dollars in thousands)
JPM SPV Facility	$273,688	$—	$273,688	$273,688
Series A Notes	77,500	(1,316)	76,184	77,491
TIAA Credit Facility	153,000	—	153,000	153,000
Total Debt	$504,188	$(1,316)	$502,872	$504,179
___________________
(1)Estimated fair value for outstanding debt if the Company had adopted the fair value option under ASC 825. See discussion of the methods used to estimate the fair value of the Company’s debt in Note B.9.—Summary of Significant Accounting Policies—Fair Value of Financial Instruments.
(2)The unamortized debt issuance costs for the Credit Facilities are reflected as Deferred financing costs on the Consolidated Balance Sheets, while the deferred debt issuance costs related to the Series A Notes are reflected as a direct deduction to the Series A Notes on the Consolidated Balance Sheets.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
Summarized interest expense for the three and nine months ended September 30, 2022 and 2021 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(dollars in thousands)
JPM SPV Facility	$3,944	$2,257	$9,217	$5,830
Series A Notes	1,573	—	4,569	—
TIAA Credit Facility	1,284	751	2,865	1,706
Deutsche Bank Credit Facility(1)	—	—	—	1,046
Main Street Term Loan(2)	—	751	—	1,641
Total Interest Expense	$6,801	$3,759	$16,651	$10,223
_________________
(1)Deutsche Bank Credit Facility was fully repaid and extinguished on February 3, 2021.
(2)Main Street Term Loan was fully repaid and extinguished on October 22, 2021.
TIAA Credit Facility
The Company is a party to a senior secured revolving credit agreement dated March 6, 2017 (as amended, the “TIAA Credit Facility”) with TIAA, FSB (“TIAA Bank”), as administrative agent, and with TIAA Bank and other financial institutions as lenders. As of September 30, 2022, the TIAA Credit Facility included (i) total commitments of $165.0 million, (ii) an accordion feature with the right to request an increase of commitments under the facility from new and existing lenders on the same terms and conditions as the existing commitments up to $200.0 million of total commitments and (iii) a revolving period and maturity date to September 1, 2025 and March 1, 2026, respectively, with two, one-year extension options with lender approval.
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

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
Company to obtain written approval from the administrative agent prior to entering into any material amendment, waiver or other modification of any provision of the Investment Advisory Agreement.
As of September 30, 2022, the interest rate on the TIAA Credit Facility was 4.96%. The average interest rate for borrowings under the TIAA Credit Facility was 4.61% and 2.67% per annum for the three months ended September 30, 2022 and 2021, respectively, and 3.45% and 2.71% per annum for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, the Company was in compliance with all financial covenants of the TIAA Credit Facility.
JPM SPV Facility
On February 3, 2021, MSIF Funding LLC (“MSIF Funding”), a wholly-owned Structured Subsidiary that primarily holds originated loan investments, entered into a senior secured revolving credit facility (as amended from time to time, the “JPM SPV Facility” and, together with the TIAA Credit Facility, the “Credit Facilities”) by and among JPMorgan Chase Bank, National Association (“JPM”), as administrative agent, and U.S. Bank, N.A., as collateral agent and collateral administrator and the Company as portfolio manager. The revolving period under the JPM SPV Facility expires on February 3, 2024 and the JPM SPV Facility is scheduled to mature on February 3, 2025. Advances under the JPM SPV Facility bear interest at a per annum rate equal to the three month LIBOR in effect, plus the applicable margin of 2.90% per annum. MSIF Funding also pays a commitment fee of 0.75% per annum on the average daily unused amount of the financing commitments until the third anniversary of the JPM SPV Facility. As of September 30, 2022, the JPM SPV Facility included total commitments of $325.0 million and an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments and borrowing availability to up to $450.0 million.
As of September 30, 2022, the interest rate on the JPM SPV Facility, excluding amortization of deferred financing costs and unused fees, was 5.18%. The average cost of borrowings on the JPM SPV Facility, excluding amortization of deferred financing costs and unused fees, was 5.18% and 3.04% per annum for the three months ended September 30, 2022 and September 30, 2021, respectively, and 4.07% and 3.08% per annum for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, the Company was in compliance with all financial covenants of the JPM SPV Facility.
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

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
minimum unsecured debt coverage ratio of 1.25 to 1.00. In addition, in the event that a Below Investment Grade Event (as defined in the Note Purchase Agreement) occurs, the Series A Notes will bear interest at a fixed rate of 5.04% per year from the date of the occurrence of the Below Investment Grade Event to and until the date on which the Below Investment Grade Event ends.
The Note Purchase Agreement also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness of the Company or subsidiary guarantors subject to a cure pass-through, certain judgments and orders and certain events of bankruptcy. As of September 30, 2022, the Company was in compliance with these covenants.
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
For the nine months ended September 30, 2021, the average cost of borrowings on the Deutsche Bank Credit Facility was 2.93% per annum.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
NOTE F—FINANCIAL HIGHLIGHTS

	Nine Months Ended September 30,
Per Share Data:	2022	2021
NAV at the beginning of the period	$7.68	$7.28
Net investment income(1)	0.48	0.49
Net realized gain (loss)(1)(2)	0.10	(0.08)
Net unrealized appreciation (depreciation)(1)(2)	(0.14)	0.25
Income tax benefit (provision)(1)(2)	(0.02)	—
Net increase in net assets resulting from operations(1)	0.42	0.66
Dividends paid from net investment income	(0.40)	(0.38)
Distributions from capital gains	(0.08)	(0.01)
Dividends paid or accrued(3)	(0.48)	(0.39)
Other(4)	—	0.01
NAV at the end of the period	$7.62	$7.56
Shares outstanding at the end of the period	80,059,079	79,756,378
________________
(1)Based on weighted-average number of common shares outstanding for the period.
(2)Net realized gains or losses, net unrealized appreciation or depreciation, and income taxes can fluctuate significantly from period to period.
(3)Represents stockholder dividends paid or accrued for the period.
(4)Includes the impact of the different share amounts as a result of calculating certain per share data based on the weighted-average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.

	Nine Months Ended September 30,
	2022	2021
	(dollars in thousands)
NAV at end of period	$609,748	$603,349
Average NAV	$611,601	$591,476
Average outstanding debt	$497,038	$293,110

Ratios to average NAV:
Ratio of total expenses, including income tax expense, to average NAV(1)(2)(3)(5)	6.03%	4.14%
Ratio of operating expenses to average NAV(2)(3)(5)	5.73%	4.43%
Ratio of operating expenses, excluding interest expense, to average NAV(2)(3)(5)	3.01%	2.70%
Ratio of net investment income to average NAV(2)	6.34%	6.65%
Portfolio turnover ratio(2)	14.13%	19.99%
Total return based on change in NAV(2)(4)	5.43%	9.00%
_______________
(1)Total expenses are the sum of operating expenses and net income tax provision/benefit. Net income tax provision/benefit includes the accrual of net deferred tax provision/benefit relating to the net unrealized appreciation/depreciation on portfolio investments held in Taxable Subsidiaries and due to the change in the loss carryforwards, which are non-cash in nature and may vary significantly from period to period. The Company is required to include

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
net deferred tax provision/benefit in calculating its total expenses even though these net deferred taxes are not currently payable/receivable.
(2)Not annualized.
(3)Unless otherwise noted, operating expenses include interest, management fees and general and administrative expenses.
(4)Total return is calculated based on the change in NAV per share and stockholder distributions declared per share during the reporting period, divided by the NAV per share at the beginning of the period. The total return does not reflect the sales load from the sale of the Company’s common stock.
(5)Net of expense waivers of $3.4 million and $3.2 million for the nine months ended September 30, 2022 and September 30, 2021, respectively. Excluding these expense waivers, the expense and income ratios are as follows:

	Nine Months Ended September 30,
	2022	2021

Ratio of total expenses, including income tax expense, to average NAV(1)(2)(3)	6.59%	5.20%
Ratio of operating expenses to average NAV(2)(3)	6.28%	4.99%
Ratio of operating expenses excluding interest expense to average NAV(2)(3)	3.57%	3.26%
Ratio of net investment income to average NAV(2)	5.77%	6.10%
Total return based on change in NAV(2)(4)	4.87%	8.51%
________________
See footnotes (1), (2), (3) and (4) immediately prior to this table.
NOTE G—DIVIDENDS, DISTRIBUTIONS AND TAXABLE INCOME
The Company currently pays quarterly dividends to its stockholders. Future quarterly dividends, if any, will be determined by its Board of Directors on a quarterly basis. The Company paid or accrued dividends to its common stockholders of $12.8 million, or $0.16 per share, during the three months ended September 30, 2022, and $38.8 million, or $0.485 per share, during the nine months ended September 30, 2022, compared to $12.0 million, or $0.150 per share, during the three months ended September 30, 2021, and $29.9 million, or $0.375 per share, during the nine months ended September 30, 2021.
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

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
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
Listed below is a reconciliation of “Net increase in net assets resulting from operations” to taxable income and to total distributions declared to common stockholders for the nine months ended September 30, 2022 and 2021.

	Nine Months Ended September 30,
	2022	2021
	(estimated, dollars in thousands)

Net increase in net assets resulting from operations	$33,303	$52,448
Net unrealized (appreciation) depreciation	11,452	(20,363)
Income tax provision	1,880	1,283
Pre-tax book income not consolidated for tax purposes	(11,403)	(10,763)
Book income and tax income differences, including debt origination, structuring fees, dividends, realized gains and changes in estimates	893	3,437
Estimated taxable income (1)	36,125	26,042
Taxable income earned in prior year and carried forward for distribution in current year	23,276	29,173
Taxable income earned prior to period end and carried forward for distribution next period	(33,421)	(37,290)
Dividend accrued as of period end and paid in the following period	12,809	11,964
Taxable income earned to be carried forward	(20,612)	(25,326)
Total distributions accrued or paid to common stockholders	$38,789	$29,889
________________
(1)MSC Income Fund’s taxable income for each period is an estimate and will not be finally determined until MSC Income Fund files its tax return for each year. Therefore, the final taxable income, and the taxable income earned in each period and carried forward for distribution in the following period, may be different than this estimate.
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
The income tax expense (benefit) for the Company is generally composed of (i) deferred tax expense (benefit), which is primarily the result of the net activity relating to the portfolio investments held in the Taxable Subsidiaries, including changes in loss carryforwards, changes in net unrealized appreciation or depreciation and other temporary book tax differences, and (ii) current tax expense, which is primarily the result of current U.S. federal income and state taxes and excise taxes on the Company’s estimated undistributed taxable income. The income tax expense, or benefit, and the related tax assets and liabilities generated by the Taxable Subsidiaries, if any, are reflected in the Company’s

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
Consolidated Statements of Operations. The Company’s provision for income taxes was comprised of the following for the three and nine months ended September 30, 2022 and 2021 (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Current tax expense (benefit):
Federal	$190	$—	$194	$—
State	169	82	484	251
Excise	219	371	881	1,032
Total current tax expense	578	453	1,559	1,283
Deferred tax expense (benefit):
Federal	131	—	298	—
State	13	—	23	—
Total deferred tax expense	144	—	321	—

Total income tax provision	$722	$453	$1,880	$1,283
The net deferred tax liability at September 30, 2022 and December 31, 2021 was $0.3 million and $0, respectively, with the change primarily related to changes in net unrealized appreciation or depreciation, changes in loss carryforwards and other temporary book-tax differences relating to portfolio investments held by the Taxable Subsidiaries. The Company recorded a valuation allowance to reduce the carrying value of certain deferred tax assets to the amount that more likely than not can be realized.
At September 30, 2022, for U.S. federal income tax purposes, the Taxable Subsidiaries had net operating loss carryforwards generated in 2019 and future periods that are not subject to expiration. The net operating losses will carryforward indefinitely until utilized. The net capital loss carryforwards of the Company will expire in various taxable years 2023 through 2025. Additionally, the Taxable Subsidiaries have interest expense limitation carryforwards which have an indefinite carryforward period.
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

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
At the discretion of the Board of Directors, the Company may also use cash on hand, cash available from borrowings and cash from the sale of investments as of the end of the applicable period to repurchase shares. The Company’s Board of Directors may amend, suspend or terminate the share repurchase program upon 30 days’ notice. Since inception of its share repurchase program, the Company has funded the repurchase of $125.0 million in shares of common stock as of September 30, 2022. For the three months ended September 30, 2022 and 2021, the Company funded $4.0 million and $3.3 million, respectively, for shares of its common stock tendered for repurchase under the plan. For the nine months ended September 30, 2022 and 2021, the Company funded $12.0 million and $6.2 million, respectively, for shares of its common stock tendered for repurchase under the plan.
NOTE I—DIVIDEND REINVESTMENT PLAN
The Company has adopted a dividend reinvestment plan (the “DRIP”) that provides for the reinvestment of dividends on behalf of stockholders. As a result, if the Company declares a cash dividend, stockholders who have “opted in” to the DRIP will have their cash dividend automatically reinvested into additional shares of MSC Income Fund common stock. The number of shares of common stock to be issued to a stockholder under the DRIP shall be determined by dividing the total dollar amount of the distribution payable to such stockholder by a price per share of common stock determined by the Company’s Board of Directors or a committee thereof, in its sole discretion, that is (i) not less than the net asset value per share of common stock determined in good faith by the Board of Directors or a committee thereof, in its sole discretion, within 48 hours prior to the payment of the distribution (the “NAV per share”) and (ii) not more than 2.5% greater than the NAV per share as of such date.
Summarized DRIP information for the nine months ended September 30, 2022 and 2021 is as follows:

	Nine Months Ended September 30,
	2022	2021
	($ in millions)
DRIP participation	$13.3	$6.8
Shares issued for DRIP	1,690,381	902,764
NOTE J—COMMITMENTS AND CONTINGENCIES
At September 30, 2022, the Company had the following outstanding commitments (in thousands):

Investments with equity capital commitments that have not yet funded:	Amount

Brightwood Capital Fund III, LP	$100
Freeport First Lien Loan Fund III LP	4,871
HPEP 3, L.P.	1,555

Total Equity Commitments	$6,526

Investments with commitments to fund revolving loans that have not been fully drawn or term loans with additional commitments not yet funded:

Winter Services LLC	$5,556
MB2 Dental Solutions, LLC	3,500
CaseWorthy, Inc.	3,400
Infolinks Media Buyco, LLC	3,150
NinjaTrader, LLC	3,078

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

HEADLANDS OP-CO LLC	3,000
Mako Steel, LP	2,275
Roof Opco, LLC	1,944
NWN Corporation	1,919
SI East, LLC	1,750
American Health Staffing Group, Inc.	1,667
GRT Rubber Technologies LLC	1,650
Xenon Arc, Inc.	1,600
Evergreen North America Acquisitions, LLC	1,548
Dalton US Inc.	1,393
IG Parent Corporation	1,388
KMS, LLC	1,357
RA Outdoors LLC	1,235
Bettercloud, Inc.	1,216
Burning Glass Intermediate Holding Company, Inc.	1,136
MonitorUS Holding, LLC	1,041
SPAU Holdings, LLC	1,000
Paragon Healthcare, Inc.	858
Student Resource Center, LLC	833
Engineering Research & Consulting, LLC	786
DTE Enterprises, LLC	750
JTI Electrical & Mechanical, LLC	702
Watterson Brands, LLC	686
West Star Aviation Acquisition, LLC	667
PTL US Bidco, Inc	625
VVS Holdco, LLC	600
Centre Technologies Holdings, LLC	600
Cody Pools, Inc.	550
Flip Electronics LLC	545
Adams Publishing Group, LLC	518
AB Centers Acquisition Corporation	517
Robbins Bros. Jewelry, Inc.	500
The Affiliati Network, LLC	500
Wall Street Prep, Inc.	500
Interface Security Systems, L.L.C	439
Microbe Formulas, LLC	434
Trantech Radiator Topco, LLC	400
Chamberlin Holding LLC	400
Colonial Electric Company LLC	400
AVEX Aviation Holdings, LLC	400
AMEREQUIP LLC.	391
South Coast Terminals Holdings, LLC	381
Invincible Boat Company, LLC.	353
SIB Holdings, LLC	334
Batjer TopCo, LLC	300

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Gamber-Johnson Holdings, LLC	300
Acumera, Inc.	253
ATS Operating, LLC	250
Dynamic Communities, LLC	250
Archer Systems, LLC	206
Hawk Ridge Systems, LLC	204
Mystic Logistics Holdings, LLC	200
Career Team Acquireco LLC	200
Johnson Downie Opco, LLC	200
Orttech Holdings, LLC	200
Gulf Publishing Holdings, LLC	100
Flame King Holdings, LLC	100
Channel Partners Intermediateco, LLC	95
Classic H&G Holdco, LLC	60
Datacom, LLC	25

Total Loan Commitments	$63,415

Total Commitments	$69,941
The Company will fund its unfunded commitments from the same sources it uses to fund its investment commitments that are funded at the time they are made (which are typically through existing cash and cash equivalents and borrowings under the Credit Facilities). The Company follows a process to manage its liquidity and ensure that it has available capital to fund its unfunded commitments as necessary. The Company had no unrealized appreciation or depreciation on the outstanding unfunded commitments as of September 30, 2022.
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
NOTE K - RELATED PARTY TRANSACTIONS
1.Advisory Agreements and Conditional Fee and Expense Reimbursement Waivers
On October 30, 2020, the Company entered into the Investment Advisory Agreement with the Adviser which states that the Adviser will oversee the management of the Company’s activities and is responsible for making investment decisions with respect to, and providing day-to-day management and administration of, the Company’s investment portfolio.
Pursuant to the Investment Advisory Agreement, the Company pays the Adviser a base management fee and incentive fees as compensation for the services described above. The base management fee is calculated at an annual rate of 1.75% of the Company’s average gross assets. The term “gross assets” means total assets of the Company as disclosed on the Company’s Consolidated Balance Sheets. “Average gross assets” are calculated based on the Company’s gross assets at the end of the two most recently completed calendar quarters. The base management fee is payable quarterly in arrears. The base management fee is expensed as incurred.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
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
The calculation of the subordinated incentive fee on income for each quarter is as follows:
•No subordinated incentive fee on income shall be payable to the Adviser in any calendar quarter in which the Company’s Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.875% (or 7.5% annualized) on adjusted capital;
•100% of the Company’s Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than or equal to 2.34375% in any calendar quarter (9.375% annualized) shall be payable to the Adviser. This portion of the subordinated incentive fee on income is referred to as the “catch up” and is intended to provide the Adviser with an incentive fee of 20.0% on all of the Company’s Pre-Incentive Fee Net Investment Income as if the hurdle rate did not apply when the Pre-Incentive Fee Net Investment Income exceeds 2.34375% (9.375% annualized) in any calendar quarter; and
•For any quarter in which the Company’s Pre-Incentive Fee Net Investment Income exceeds 2.34375% (9.375% annualized), the subordinated incentive fee on income shall equal 20.0% of the amount of the Company’s Pre-Incentive Fee Net Investment Income, as the hurdle rate and catch-up will have been achieved.
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
For the three months ended September 30, 2022 and 2021, the Company incurred base management fees of $5.0 million and $4.5 million, respectively. For both of the three months ended September 30, 2022 and 2021, the Company did not incur any subordinated incentive fees on income or any capital gains incentive fees. For the nine months ended September 30, 2022 and 2021, the Company incurred base management fees of $14.9 million and $12.5 million,

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
respectively. For both of the nine months ended September 30, 2022 and 2021, the Company did not incur any subordinated incentive fees on income or any capital gains incentive fees.
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
The Adviser waived reimbursement of all Internal Administrative Services expenses from October 30, 2020 through December 31, 2021. On January 1, 2022, the Adviser assumed responsibility of certain administrative services that were previously provided for the Company by a third-party sub-administrator. From January 1, 2022 through September 30, 2022, the Adviser continued to waive reimbursement of all Internal Administrative Services expenses, except for the cost of the services previously provided by the sub-administrator. For the three months ended September 30, 2022 and 2021, the Company incurred Internal Administrative Services Expenses of $1.4 million and $1.2 million, respectively. For the nine months ended September 30, 2022 and 2021, the Company incurred Internal Administrative Services Expenses of $3.9 million and $3.2 million, respectively. For the three months ended September 30, 2022 and 2021, the Adviser waived the reimbursements of Internal Administrative Services expenses of $1.3 million and $1.2 million, respectively. For the nine months ended September 30, 2022 and 2021, the Adviser waived the reimbursements of Internal Administrative Services expenses of $3.4 million and $3.2 million, respectively. Waived Internal Administrative Services expenses are permanently waived and are not subject to future reimbursement.
2.Offering Costs
In accordance with the investment advisory agreement (the “Original Investment Advisory Agreement”) with HMS Adviser LP, the Company’s previous investment adviser (“HMS Adviser”), the Company reimbursed HMS Adviser for any offering costs that were paid on the Company’s behalf, which consisted of, among other costs, actual legal, accounting, bona fide out-of-pocket itemized and detailed due diligence costs, printing, filing fees, transfer agent costs, postage, escrow fees, advertising and sales literature and other costs incurred in connection with the offering of the Company’s common stock, including through the Company’s dividend reinvestment plan. HMS Adviser was responsible for the payment of offering costs to the extent they exceeded 1.5% of the aggregate gross stock offering proceeds. Pursuant to the transaction whereby the Adviser became the investment adviser to the Company, HMS Adviser agreed to permanently waive reimbursement of organizational and offering expenses except for $0.6 million which remained payable to HMS Adviser and would be reimbursed as part of future issuances of common stock by the Company. For the three months ended September 30, 2022, the Company reimbursed HMS Adviser $0.1 million in connection with stock issuances. For the nine months ended September 30, 2022, the Company reimbursed HMS Adviser $0.2 million in connection with stock issuances. For the three months ended September 30, 2021, the Company made no reimbursements to HMS Adviser in connection with stock issuances. For the nine months ended September 30, 2021, the Company reimbursed HMS Adviser $0.1 million in connection with stock issuances. As of September 30, 2022, $0.2 million of the Company’s reimbursement obligation to HMS Adviser for organizational and offering expenses remained outstanding.
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

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
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
5.Other Related Party Transactions
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

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
NOTE L—SUBSEQUENT EVENTS
On November 1, 2022, the Company repurchased 522,498 shares of its common stock validly tendered and not withdrawn on the terms set forth in the tender offer statement on Schedule TO and Offer to Purchase filed with the SEC on September 18, 2022. The shares were repurchased at a price of $7.66 per share, which was the Company’s net asset value per share as of November 1, 2022, for an aggregate purchase price of $4.0 million (an amount equal to 90% of the proceeds the Company received from the issuance of shares under the Company’s dividend reinvestment plan from the November 1, 2022 dividend payment).
On November 10, 2022, the Board of Directors declared a quarterly cash dividend of $0.16 per share payable January 31, 2023 to stockholders of record as of December 30, 2022.

Table of contents                                                             Schedule 12-14
MSC INCOME FUND, INC.
Consolidated Schedule of Investments In and Advances to Affiliates
September 30, 2022
(dollars in thousands)
(unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment(1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2021 Fair Value (13)	Gross Additions(3)	Gross Reductions(4)	September 30, 2022 Fair Value (13)
Control Investments
GRT Rubber Technologies LLC	10.56%	L+	8.00%		Secured Debt	(8)	$—	$(20)	$1,365	$19,152	$812	$20	$19,944
					Member Units	(8)	—	—	1,230	22,750	—	—	22,750
Harris Preston Fund Investments					LP Interests (2717 MH, L.P.)	(8)	—	1,979	—	3,971	3,171	—	7,142
Copper Trail Energy Fund I, LP - CTMH					LP Interests (CTMH, LP)	(9)	—	—	—	710	—	—	710
Other Amounts related to investments transferred from other 1940 Act classification during the period							—	—	—	—	—	—	—
Total Control Investments							$—	$1,959	$2,595	$46,583	$3,983	$20	$50,546
Affiliate Investments
AFG Capital Group, LLC					Secured Debt	(8)	$—	$—	$1	$36	$—	$36	$—
					Preferred Member Units	(8)	—	260	50	1,930	260	—	2,190
ASK (Analytical Systems Keco Holdings, LLC)		L+	10.00%		Secured Debt	(8)	—	—	2	(4)	1	—	(3)
	12.63%	L+	10.00%		Secured Debt	(8)	—	—	127	1,182	17	52	1,147
	12.63%				Preferred Member Units	(8)	—	—	—	—	—	—	—
					Preferred Member Units	(8)	—	(260)	—	1,220	—	260	960
					Warrants	(8)	—	—	—	—	—	—	—
ATX Networks Corp.	11.14%	L+	7.50%		Secured Debt	(6)	—	405	559	7,121	633	1,019	6,735
	10.00%			10.00%	Unsecured Debt	(6)	—	263	240	1,977	504	—	2,481
					Common Stock	(6)	—	—	—	—	—	—	—
Barfly Ventures, LLC					Member Units	(5)	—	463	—	643	464	—	1,107
Batjer TopCo, LLC					Secured Debt	(8)	—	—	—	—	50	51	(1)
	11.00%				Secured Debt	(8)	—	—	81	—	1,203	—	1,203
					Preferred Stock	(8)	—	—	—	—	455	—	455
Brewer Crane Holdings, LLC	12.56%	L+	10.00%		Secured Debt	(9)	—	—	166	2,005	8	493	1,520
					Preferred Member Units	(9)	—	(510)	199	1,930	—	510	1,420
Centre Technologies Holdings, LLC		L+	9.00%		Secured Debt	(8)	—	—	6	—	360	360	—
	11.63%	L+	9.00%		Secured Debt	(8)	—	115	321	2,216	1,610	97	3,729
					Preferred Member Units	(8)	—	509	23	1,460	580	—	2,040
Chamberlin Holding LLC		L+	6.00%		Secured Debt	(8)	—	—	2	—	—	—	—
	10.63%	L+	8.00%		Secured Debt	(8)	—	(32)	347	4,454	32	120	4,366
					Member Units	(8)	—	(450)	334	6,030	—	450	5,580
					Member Units	(8)	—	(27)	14	385	113	27	471
Charps, LLC					Secured Debt	(5)	—	—	—	—	—	—	—
					Preferred Member Units	(5)	—	(200)	106	3,500	—	200	3,300
Clad-Rex Steel, LLC	12.13%	L+	9.50%		Secured Debt	(5)	—	—	217	2,620	—	—	2,620
	10.00%				Secured Debt	(5)	—	—	20	268	—	6	262
					Member Units	(5)	—	(190)	149	2,560	—	190	2,370
					Member Units	(5)	—	20	—	133	19	—	152

Table of contents                                                             Schedule 12-14
MSC INCOME FUND, INC.
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
September 30, 2022
(dollars in thousands)
(unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment(1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2021 Fair Value (13)	Gross Additions(3)	Gross Reductions(4)	September 30, 2022 Fair Value (13)
Cody Pools, Inc.		L+	10.50%		Secured Debt	(8)	—	10	13	(6)	641	635	—
	13.63%	L+	10.50%		Secured Debt	(8)	—	(22)	694	7,187	22	251	6,958
					Preferred Member Units	(8)	—	2,390	928	11,910	2,390	—	14,300
Colonial Electric Company LLC					Secured Debt	(6)	—	—	12	—	400	400	—
	12.00%				Secured Debt	(6)	—	—	573	6,007	28	236	5,799
					Preferred Member Units	(6)	—	20	317	2,280	20	—	2,300
Datacom, LLC	7.50%				Secured Debt	(8)	—	—	—	—	25	—	25
	7.50%				Secured Debt	(8)	—	14	73	852	32	23	861
					Preferred Member Units	(8)	—	10	8	290	10	—	300
Digital Products Holdings LLC	12.63%	L+	10.00%		Secured Debt	(5)	—	—	368	4,186	17	248	3,955
					Preferred Member Units	(5)	—	—	38	2,459	—	—	2,459
Direct Marketing Solutions, Inc.	13.63%	L+	11.00%		Secured Debt	(9)	—	5	19	(7)	758	151	600
	13.63%	L+	11.00%		Secured Debt	(9)	—	(21)	459	4,705	21	232	4,494
					Preferred Stock	(9)	—	970	257	4,590	970	—	5,560
Flame King Holdings, LLC	9.25%	L+	6.50%		Secured Debt	(9)	—	16	116	1,581	319	—	1,900
	13.75%	L+	11.00%		Secured Debt	(9)	—	131	525	5,145	155	—	5,300
					Preferred Equity	(9)	—	860	227	2,600	860	—	3,460
Freeport Financial Funds					LP Interests (Freeport First Lien Loan Fund III LP)	(5)	—	(57)	288	7,231	—	1,056	6,175
Gamber-Johnson Holdings, LLC		L+	8.00%		Secured Debt	(5)	—	—	1	—	—	—	—
	10.63%	L+	8.00%		Secured Debt	(5)	—	8	422	5,400	620	—	6,020
					Member Units	(5)	—	(810)	179	12,430	—	810	11,620
GFG Group, LLC.	9.00%				Secured Debt	(5)	—	(19)	255	3,136	19	219	2,936
					Preferred Member Units	(5)	—	40	104	1,750	40	—	1,790
Gulf Publishing Holdings, LLC		L+	9.50%		Secured Debt	(8)	—	—	2	64	(64)	—	—
					Secured Debt	(8)	(1,455)	962	126	2,429	(974)	1,455	—
	12.50%				Secured Debt	(8)	—	(29)	—	—	600	29	571
					Member Units	(8)	—	—	—	—	—	—	—
					Member Units	(8)	—	(420)	—	—	1,400	420	980
HPEP 3, L.P.					LP Interests (HPEP 3, L.P.)	(8)	779	254	(81)	4,712	587	968	4,331
Kickhaefer Manufacturing Company, LLC	11.50%				Secured Debt	(5)	—	—	471	5,040	26	—	5,066
	9.00%				Secured Debt	(5)	—	—	66	970	—	7	963
					Member Units	(5)	—	(770)	—	3,080	—	770	2,310
					Member Units	(5)	—	—	21	615	—	—	615
Market Force Information, LLC	12.00%			12.00%	Secured Debt	(9)	—	(1,516)	—	2,234	—	1,516	718
					Member Units	(9)	—	—	—	—	—	—	—
MH Corbin Holding LLC	13.00%				Secured Debt	(5)	—	(305)	199	1,484	2	809	677
					Preferred Member Units	(5)	—	—	—	—	—	—	—
					Preferred Member Units	(5)	—	—	—	—	—	—	—
Mystic Logistics Holdings, LLC					Secured Debt	(6)	—	—	1	—	—	—	—
	10.00%				Secured Debt	(6)	—	—	115	1,595	—	159	1,436
					Common Stock	(6)	—	2,965	739	2,210	2,965	—	5,175

Table of contents                                                             Schedule 12-14
MSC INCOME FUND, INC.
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
September 30, 2022
(dollars in thousands)
(unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment(1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2021 Fair Value (13)	Gross Additions(3)	Gross Reductions(4)	September 30, 2022 Fair Value (13)
NexRev LLC	11.00%				Secured Debt	(8)	—	—	7	199	(159)	—	40
	11.00%				Secured Debt	(8)	—	(236)	394	3,311	(157)	891	2,263
					Preferred Member Units	(8)	—	(723)	15	670	333	723	280
NuStep, LLC	9.13%	L+	6.50%		Secured Debt	(5)	—	—	49	430	667	—	1,097
	12.00%				Secured Debt	(5)	—	(2)	403	4,310	294	2	4,602
					Preferred Member Units	(5)	—	(830)	—	3,380	—	830	2,550
Oneliance, LLC	13.56%	L+	11.00%		Secured Debt	(7)	—	—	136	1,374	4	—	1,378
					Preferred Stock	(7)	—	—	—	264	—	—	264
Orttech Holdings, LLC		L+	11.00%		Secured Debt	(5)	—	—	5	41	—	44	(3)
	13.63%	L+	11.00%		Secured Debt	(5)	—	—	587	5,937	21	150	5,808
					Preferred Stock	(5)	—	—	145	2,500	—	—	2,500
Robbins Bros. Jewelry, Inc.		L+	11.00%		Secured Debt	(9)	—	—	3	—	2	10	(8)
	13.63%	L+	11.00%		Secured Debt	(9)	—	—	392	—	3,973	50	3,923
					Preferred Equity	(9)	—	460	62	—	1,690	—	1,690
SI East, LLC	10.25%				Secured Debt	(7)	—	—	64	750	1,250	1,250	750
	10.25%				Secured Debt	(7)	—	134	1,885	21,200	10,375	496	31,079
					Preferred Member Units	(7)	—	1,120	189	3,860	1,120	—	4,980
Sonic Systems International, LLC	9.78%	L+	7.50%		Secured Debt	(8)	—	118	1,129	13,738	4,504	—	18,242
					Common Stock	(8)	—	66	38	1,250	400	—	1,650
Tedder Industries, LLC	12.00%				Secured Debt	(9)	—	—	41	259	201	—	460
	12.00%				Secured Debt	(9)	—	(16)	387	3,754	41	16	3,779
					Preferred Member Units	(9)	—	(483)	—	2,145	122	483	1,784
Trantech Radiator Topco, LLC					Secured Debt	(7)	—	4	3	(6)	6	—	—
	12.00%				Secured Debt	(7)	—	(13)	205	2,180	13	113	2,080
					Common Stock	(7)	—	(310)	22	2,160	—	310	1,850
VVS Holdco, LLC	8.63%	L+	6.00%		Secured Debt	(5)	—	—	11	292	201	300	193
	11.50%				Secured Debt	(5)	—	—	697	7,375	34	—	7,409
					Preferred Equity	(5)	—	60	75	2,960	60	—	3,020
Other Amounts related to investments transferred from other 1940 Act classifications during the period							—	—	—	—	—	—	—
Total Affiliate investments							$(676)	$4,401	$17,443	$234,158	$43,193	$19,933	$257,418
_________________________
(1)The principal amount, the ownership detail for equity investments and if the investment is income producing is included in the Consolidated Schedule of Investments included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
(2)Represents the total amount of interest, fees and dividends credited to income for the portion of the period for which an investment was included in Control or Affiliate categories, respectively. For investments transferred between Control and Affiliate categories during the period, any income or investment balances related to the time period it was in the category other than the one shown at period end is included in “Amounts related to investments transferred from other 1940 Act classifications during the period.”

Table of contents                                                             Schedule 12-14
MSC INCOME FUND, INC.
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
September 30, 2022
(dollars in thousands)
(unaudited)

(3)Gross additions include increases in the cost basis of investments resulting from new portfolio investments, follow-on investments and accrued PIK interest, and the exchange of one or more existing securities for one or more new securities. Gross additions also include net increases in unrealized appreciation or net decreases in net unrealized depreciation as well as the movement of an existing portfolio company into this category and out of a different category.
(4)Gross reductions include decreases in the cost basis of investments resulting from principal repayments or sales and the exchange of one or more existing securities for one or more new securities. Gross reductions also include net increases in net unrealized depreciation or net decreases in unrealized appreciation as well as the movement of an existing portfolio company out of this category and into a different category.
(5)Portfolio company located in the Midwest region as determined by location of the corporate headquarters. The fair value as of September 30, 2022 for affiliate investments located in this region was $81,573. This represented 11.9% of net assets as of September 30, 2022.
(6)Portfolio company located in the Northeast region as determined by location of the corporate headquarters. The fair value as of September 30, 2022 for affiliate investments located in this region was $23,926. This represented 3.5% of net assets as of September 30, 2022.
(7)Portfolio company located in the Southeast region as determined by location of the corporate headquarters. The fair value as of September 30, 2022 for affiliate investments located in this region was $42,381. This represented 6.2% of net assets as of September 30, 2022.
(8)Portfolio company located in the Southwest region as determined by location of the corporate headquarters. The fair value as of September 30, 2022 for control investments located in this region was $72,938. This represented 10.7% of net assets as of September 30, 2022. The fair value as of September 30, 2022 for affiliate investments located in this region was $49,836. This represented 7.3% of net assets as of September 30, 2022.
(9)Portfolio company located in the West region as determined by location of the corporate headquarters. The fair value as of September 30, 2022 for control investments located in this region was $710. This represented 0.1% of net assets as of September 30, 2022. The fair value as of September 30, 2022 for affiliate investments located in this region was $36,600. This represented 5.3% of net assets as of September 30, 2022.
(10)All of the Company’s portfolio investments are generally subject to restrictions on resale as “restricted securities,” unless otherwise noted.
(11)This schedule should be read in conjunction with the Consolidated Schedule of Investments and Notes to the Consolidated Financial Statements included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q. Supplemental information can be located within the Consolidated Schedule of Investments including end of period interest rate, preferred dividend rate, maturity date, investments not paid currently in cash and investments whose value was determined using significant unobservable inputs.
(12)Investment has an unfunded commitment as of September 30, 2022 (see Note K). The fair value of the investment includes the impact of the fair value of any unfunded commitments.
(13)Negative fair value is the result of the capitalized discount being greater than the principal amount outstanding on the loan.

Table of contents                                                              Schedule 12-14
MSC INCOME FUND, INC.
Consolidated Schedule of Investments In and Advances to Affiliates
September 30, 2021
(dollars in thousands)
(unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment(1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2020 Fair Value	Gross Additions(3)	Gross Reductions(4)	September 30, 2021 Fair Value
Control Investments
GRT Rubber Technologies LLC	7.10%	L+	7.00%		Secured Debt	(8)	$—	$(16)	$449	$8,262	$4	$16	$8,250
					Member Units	(8)	—	—	1,739	22,120	—	—	22,120
Harris Preston Fund Investments					LP Interests (2717 MH, L.P.)	(8)	—	585	—	2,702	689	—	3,391
Copper Trail Energy Fund I, LP - CTMH					LP Interests (CTMH, LP)	(9)	—	—	—	747	—	37	710
Other Amounts related to investments transferred from other 1940 Act classification during the period							—	—	—	—	—	—	—
Total Control Investments							$—	$569	$2,188	$33,831	$693	$53	$34,471
Affiliate Investments
AFG Capital Group, LLC					Preferred Member Units	(8)	$—	$400	$50	$1,450	$400	$—	$1,850
	10.00%				10.00% Secured Debt	(8)	—	—	7	123	—	65	58
ASK (Analytical Systems Keco Holdings, LLC)					Preferred Member Units	(8)	—	(800)	—	800	—	800	—
					Preferred Member Units	(8)	—	593	—	—	1,200	—	1,200
	12.00%	L+	10.00%		Secured Debt	(8)	—	—	163	1,180	66	55	1,191
					Warrants	(8)	—	—	—	—	—	—	—
ATX Networks Corp.	10.00%			10.00%	Unsecured Debt	(6)	—	—	30	—	1,973	—	1,973
	8.50%	L+	7.50%		Secured Debt	(6)	—	—	55	—	7,121	—	7,121
	8.75%	L+	6.25%	1.50%	Secured Debt	(6)	—	—	—	—	—	—	—
Barfly Ventures, LLC					Preferred Member Units	(5)	—	115	—	528	115	—	643
Brewer Crane Holdings, LLC					Preferred Member Units	(9)	—	(390)	99	1,460	—	390	1,070
	11.00%	L+	10.00%		Secured Debt	(9)	—	—	181	2,119	7	93	2,033
Centre Technologies Holdings, LLC	12.00%	L+	10.00%		Secured Debt	(8)	—	—	247	2,868	14	515	2,367
					Preferred Member Units	(8)	—	(80)	—	1,540	—	80	1,460
Chamberlin Holding LLC	9.00%	L+	8.00%		Secured Debt	(8)	—	—	281	3,803	1,000	349	4,454
					Member Units	(8)	—	(990)	895	7,020	—	990	6,030
					Member Units	(8)	—	41	13	317	41	—	358
Charlotte Russe, Inc					Common Stock	(9)	(2,470)	2,470	—	—	2,470	2,470	—
Charps, LLC					Preferred Member Units	(5)	—	930	530	2,630	930	—	3,560
	15.00%				Secured Debt	(5)	—	—	1	167	—	167	—
Clad-Rex Steel, LLC	10.50%	L+	9.50%		Secured Debt	(5)	—	—	246	2,706	11	100	2,617
					Member Units	(5)	—	407	545	2,153	407	—	2,560
					Member Units	(5)	—	2	—	132	2	—	134
	10.00%				Secured Debt	(5)	—	—	21	275	—	5	270
Cody Pools, Inc.	12.25%	L+	10.50%		Secured Debt	(8)	—	11	398	3,554	2,025	1,070	4,509
					Preferred Member Units	(8)	—	3,858	367	3,740	3,860	—	7,600
Colonial Electric Company LLC	12.00%				Secured Debt	(6)	—	—	396	—	6,156	79	6,077
					Preferred Member Units	(6)	—	190	—	—	2,110	—	2,110
Copper Trail Energy Fund I, LP					LP Interests (Copper Trail Energy Fund I, LP)	(9)	(203)	379	482	1,782	379	2,161	—

Table of contents                                                             Schedule 12-14
MSC INCOME FUND, INC.
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
September 30, 2021
(dollars in thousands)
(unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment(1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2020 Fair Value	Gross Additions(3)	Gross Reductions(4)	September 30, 2021 Fair Value
Datacom, LLC					Preferred Member Units	(8)	—	—	—	—	290	—	290
	5.00%				Secured Debt	(8)	—	—	47	—	910	9	901
Digital Products Holdings LLC	11.00%	L+	10.00%		Secured Debt	(5)	—	—	382	4,493	17	248	4,262
					Preferred Member Units	(5)	—	—	38	2,459	—	—	2,459
Direct Marketing Solutions, Inc.					Preferred Stock	(9)	—	(550)	168	4,840	—	550	4,290
	12.00%	L+	11.00%		Secured Debt	(9)	—	—	362	3,717	19	59	3,677
Freeport Financial Funds					LP Interests (Freeport First Lien Loan Fund III LP)	(5)	—	66	613	10,321	66	3,156	7,231
Gamber-Johnson Holdings, LLC	9.00%	L+	7.00%		Secured Debt	(5)	—	(25)	375	4,960	225	25	5,160
					Member Units	(5)	—	8	849	13,120	720	—	13,840
GFG Group, LLC.					Preferred Member Units	(5)	—	525	115	—	1,750	—	1,750
	12.00%				Secured Debt	(5)	—	—	245	—	3,849	800	3,049
Gulf Publishing Holdings, LLC	10.50%	L+	9.50%	5.25%	Secured Debt	(8)	—	—	6	63	1	—	64
	12.50%			6.25%	Secured Debt	(8)	—	(499)	250	2,988	127	499	2,616
Hawk Ridge Systems, LLC	9.00%				Secured Debt	(9)	—	(13)	257	3,350	13	13	3,350
	7.00%	L+	6.00%		Secured Debt	(9)	—	1	5	—	646	—	646
					Preferred Member Units	(9)	—	1,282	173	2,008	1,282	—	3,290
					Preferred Member Units	(9)	—	65	—	105	65	—	170
HPEP 3, L.P.					LP Interests (HPEP 3, L.P.)	(8)	—	803	—	3,258	925	—	4,183
J&J Services, Inc.	11.50%				Secured Debt	(7)	—	(15)	285	3,200	15	515	2,700
					Preferred Stock	(7)	—	680	—	3,170	680	—	3,850
Kickhaefer Manufacturing Company, LLC					Member Units	(5)	—	—	19	3,060	—	—	3,060
	11.50%				Secured Debt	(5)	—	—	497	5,500	32	500	5,032
	9.00%				Secured Debt	(5)	—	—	67	978	—	6	972
					Member Units	(5)	—	12	—	290	12	—	302
Market Force Information, LLC	12.00%			12.00%	PIK Secured Debt	(9)	—	(601)	—	3,391	—	601	2,790
MH Corbin Holding LLC	13.00%			3.00%	Secured Debt	(5)	—	(515)	215	2,070	7	575	1,502
					Preferred Member Units	(5)	—	(590)	—	590	—	590	—
Oneliance, LLC					Preferred Stock	(7)	—	—	—	—	264	—	264
	12.00%	L+	11.00%		Secured Debt	(7)	—	—	27	—	1,373	—	1,373
Orttech Holdings, LLC					Preferred Stock	(5)	—	—	—	—	2,900	—	2,900
	12.00%	L+	11.00%		Secured Debt	(5)	—	—	132	—	5,972	—	5,972
Mystic Logistics Holdings, LLC	12.00%				Secured Debt	(6)	—	—	153	1,682	2	7	1,677
					Common Stock	(6)	—	(456)	137	2,248	—	456	1,792
NexRev LLC					Preferred Member Units	(8)	—	450	15	370	450	—	820
	11.00%				Secured Debt	(8)	—	4	17	197	4	—	201
	11.00%				Secured Debt	(8)	—	(345)	345	3,980	15	509	3,486
NuStep, LLC					Preferred Member Units	(5)	—	680	—	2,700	680	—	3,380
	7.50%	L+	6.50%		Secured Debt	(5)	—	—	6	—	500	100	400
	10.50%				Secured Debt	(5)	—	7	384	4,288	22	—	4,310
SI East, LLC (Stavig)	10.25%				Secured Debt	(7)	—	(37)	782	10,987	11,512	1,300	21,199
					Preferred Member Units	(7)	—	1,804	699	3,260	1,804	1,594	3,470
Sonic Systems International, LLC					Common Stock	(8)	—	—	25	—	1,250	—	1,250
	8.50%	L+	7.50%		Secured Debt	(8)	—	—	144	—	13,725	—	13,725

Table of contents                                                             Schedule 12-14
MSC INCOME FUND, INC.
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
September 30, 2021
(dollars in thousands)
(unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment(1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2020 Fair Value	Gross Additions(3)	Gross Reductions(4)	September 30, 2021 Fair Value
Tedder Industries, LLC	12.00%				Secured Debt	(9)	—	—	366	4,025	123	400	3,748
					Preferred Member Units	(9)	—	—	—	2,034	—	—	2,034
	12.00%				Secured Debt	(9)	—	(2)	21	—	401	2	399
Trantech Radiator Topco, LLC					Common Stock	(7)	—	150	22	1,510	150	—	1,660
	12.00%				Secured Debt	(7)	—	(8)	211	2,131	11	8	2,134
Other Amounts related to investments transferred from other 1940 Act classifications during the period							—	—	—	—	—	—	—
Total Affiliate investments							$(2,673)	$10,017	$13,461	$157,690	$83,096	$21,911	$218,875
___________________________________________________
(1)The principal amount, the ownership detail for equity investments and if the investment is income producing is included in the Consolidated Schedule of Investments included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
(2)Represents the total amount of interest, fees and dividends credited to income for the portion of the period for which an investment was included in Control or Affiliate categories, respectively. For investments transferred between Control and Affiliate categories during the period, any income or investment balances related to the time period it was in the category other than the one shown at period end is included in “Amounts related to investments transferred from other 1940 Act classifications during the period.”
(3)Gross additions include increases in the cost basis of investments resulting from new portfolio investments, follow-on investments and accrued PIK interest, and the exchange of one or more existing securities for one or more new securities. Gross additions also include net increases in unrealized appreciation or net decreases in net unrealized depreciation as well as the movement of an existing portfolio company into this category and out of a different category.
(4)Gross reductions include decreases in the cost basis of investments resulting from principal repayments or sales and the exchange of one or more existing securities for one or more new securities. Gross reductions also include net increases in net unrealized depreciation or net decreases in unrealized appreciation as well as the movement of an existing portfolio company out of this category and into a different category.
(5)Portfolio company located in the Midwest region as determined by location of the corporate headquarters. The fair value as of September 30, 2021 for affiliate investments located in this region was $75,365. This represented 12.5% of net assets as of September 30, 2021.
(6)Portfolio company located in the Northeast region as determined by location of the corporate headquarters. The fair value as of September 30, 2021 for affiliate investments located in this region was $20,751. This represented 3.4% of net assets as of September 30, 2021.
(7)Portfolio company located in the Southeast region as determined by location of the corporate headquarters. The fair value as of September 30, 2021 for affiliate investments located in this region was $36,650. This represented 6.1% of net assets as of September 30, 2021.

Table of contents                                                             Schedule 12-14
MSC INCOME FUND, INC.
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
September 30, 2021
(dollars in thousands)
(unaudited)
(8)Portfolio company located in the Southwest region as determined by location of the corporate headquarters. The fair value as of September 30, 2021 for control investments located in this region was $33,761. This represented 5.6% of net assets as of September 30, 2021. The fair value as of September 30, 2021 for affiliate investments located in this region was $58,612. This represented 9.7% of net assets as of September 30, 2021.
(9)Portfolio company located in the West region as determined by location of the corporate headquarters. The fair value as of September 30, 2021 for control investments located in this region was $710. This represented 0.1% of net assets as of September 30, 2021. The fair value as of September 30, 2021 for affiliate investments located in this region was $27,497. This represented 4.6% of net assets as of September 30, 2021.
(10)All of the Company’s portfolio investments are generally subject to restrictions on resale as “restricted securities,” unless otherwise noted.
(11)This schedule should be read in conjunction with the Consolidated Schedule of Investments and Notes to the Consolidated Financial Statements included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q. Supplemental information can be located within the Consolidated Schedule of Investments including end of period interest rate, preferred dividend rate, maturity date, investments not paid currently in cash and investments whose value was determined using significant unobservable inputs.

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
ECONOMIC UPDATE

The recent disruption of the U.S. and global economies, including supply chain delays, labor and material availability constraints, price increases and other impacts of inflation, cost and availability of capital and the effects of the COVID-19 pandemic and geopolitical events, has had, and threatens to continue to have, adverse consequences for our business and operating results, and the businesses and operating results of our portfolio companies. During the quarter ended September 30, 2022, our Adviser continued to work collectively with its employees and our portfolio companies to navigate these significant challenges. Neither our Adviser nor our Board of Directors is able to predict the full impact of the economic disruption, including its duration and the magnitude. As such, while our Adviser will continue to monitor the evolving situation, it is unable to predict with any certainty the extent to which these events, or any future impacts, will negatively affect our portfolio companies’ operating results and financial condition or the impact that such disruptions may have on our results of operations and financial condition in the future.

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

We have received an exemptive order from the SEC permitting co-investments among us, Main Street and other funds and clients advised by our Adviser in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act. We have made co-investments with, and in the future intend to continue to make co-investments with, Main Street and other funds and clients advised by our Adviser, in accordance with the conditions of the order. The order requires, among other things, that we and our Adviser consider whether each such investment opportunity is appropriate for us and the other funds and clients advised by our Adviser, as applicable, and if it is appropriate, to propose an allocation of the investment opportunity between such parties. Because our Adviser is wholly-owned by Main Street and is not managing our investment activities as its sole activity, this may provide our Adviser an incentive to allocate opportunities to other participating funds and clients instead of us. However, our Adviser has policies and procedures in place to manage this conflict, including oversight by the independent members of our Board of Directors. Additional information regarding the operation of the co-investment program is set forth in the order granting exemptive relief, which may be reviewed on the SEC’s website at www.sec.gov. In addition to the co-investment program described above, we also co-invest in syndicated deals and other transactions where only price is negotiated by us and our affiliates.
INVESTMENT PORTFOLIO SUMMARY
The following tables provide a summary of our investments in the Private Loan, LMM and Middle Market portfolios as of September 30, 2022 and December 31, 2021 (this information excludes the Other Portfolio investments, which are discussed further below):

	As of September 30, 2022
	Private Loan	LMM (a)	Middle Market
	(dollars in millions)
Number of portfolio companies	73	45	22
Fair value	$595.6	$335.7	$136.0
Cost	$607.8	$296.4	$168.3
Debt investments as a % of portfolio (at cost)	96.1%	72.4%	95.9%
Equity investments as a % of portfolio (at cost)	3.9%	27.6%	4.1%
% of debt investments at cost secured by first priority lien	99.9%	99.9%	98.6%
Weighted-average annual effective yield (b)	10.0%	11.6%	9.9%
Average EBITDA (c)	$41.7	$8.5	$77.0
__________________
(a)At September 30, 2022, we had equity ownership in all of our LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was 9%.
(b)The weighted-average annual effective yields were computed using the effective interest rates for all debt investments at cost as of September 30, 2022, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status. The weighted-average annual effective yield on our debt portfolio as of September 30, 2022 including debt investments on non-accrual status was 8.9% for our Private Loan portfolio, 11.3% for our LMM portfolio and 9.6% for our Middle Market portfolio. The weighted-average annual effective yield is not reflective of what an investor in shares of our common stock will realize on its investment because it does not reflect our utilization of debt capital in our capital structure, our expenses or any sales load paid by an investor.
(c)The average EBITDA is calculated using a weighted-average for the Private Loan and Middle Market portfolios and a simple average for the LMM portfolio. These calculations exclude certain portfolio companies, including one Private Loan portfolio company, as EBITDA is not a meaningful valuation metric for our investments in these portfolio companies, and those portfolio companies whose primary purpose is to own real estate.

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
________________
(a)At December 31, 2021, we had equity ownership in all of our LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was 9%.
(b)The weighted-average annual effective yields were computed using the effective interest rates for all debt investments at cost as of December 31, 2021, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status. The weighted-average annual effective yield on our debt portfolio as of December 31, 2021 including debt investments on non-accrual status was 8.3% for our Private Loan portfolio, 10.5% for our LMM portfolio and 7.1% for our Middle Market portfolio. The weighted-average annual effective yield is not reflective of what an investor in shares of our common stock will realize on its investment because it does not reflect our utilization of debt capital in our capital structure, our expenses or any sales load paid by an investor.
(c)The average EBITDA is calculated using a weighted-average for the Private Loan and Middle Market portfolios and a simple average for the LMM portfolio. These calculations exclude certain portfolio companies, including two Private Loan portfolio companies and one Middle Market portfolio company, as EBITDA is not a meaningful valuation metric for our investments in these portfolio companies, and those portfolio companies whose primary purpose is to own real estate.
For the three months ended September 30, 2022 and 2021, we achieved an annualized total return on investments of 10.5% and 11.4%, respectively. For the nine months ended September 30, 2022 and 2021, we achieved an annualized total return on investments of 8.6% and 12.0%, respectively. For the year ended December 31, 2021, we achieved a total return on investments of 17.9%. Total return on investments is calculated using the interest, dividend and fee income, as well as the realized and unrealized change in fair value of the Investment Portfolio for the specified period. Our total return on investments is not reflective of what an investor in shares of our common stock will realize on its investment because it does not reflect our utilization of debt capital in our capital structure, our expenses or any sales load paid by an investor.
As of September 30, 2022, we had Other Portfolio investments in four companies, collectively totaling $28.8 million in fair value and $25.1 million in cost basis and which comprised 2.6% and 2.3% of our Investment Portfolio at fair value and cost, respectively. As of December 31, 2021, we had Other Portfolio investments in four companies, collectively totaling $26.8 million in fair value and $25.6 million in cost basis and which comprised 2.5% and 2.4% of our Investment Portfolio at fair value and cost, respectively.
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
Investment Portfolio Valuation
The most significant determination inherent in the preparation of our consolidated financial statements is the valuation of our Investment Portfolio and the related amounts of unrealized appreciation and depreciation. We consider this determination to be a critical accounting estimate, given the significant judgments and subjective measurements required. As of September 30, 2022 and December 31, 2021, our Investment Portfolio valued at fair value represented 96% and 94% of our total assets, respectively. We are required to report our investments at fair value. We follow the provisions of FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. ASC 820 requires us to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal market that are independent, knowledgeable and willing and able to transact. See Note B.1.—Valuation of the Investment Portfolio included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q for a detailed discussion of our investment portfolio valuation process and procedures.
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
In December 2020, the SEC adopted Rule 2a-5 under the 1940 Act, which permits a BDC’s board of directors to designate its executive officers or investment adviser as a valuation designee to determine the fair value for its investment portfolio, subject to the active oversight of the board. Our Board of Directors has approved policies and procedures pursuant to Rule 2a-5 (the “Valuation Procedures”) and has designated our Adviser, led by a group of Main Street’s and our Adviser’s executive officers, to serve as the Board of Directors’ valuation designee. We adopted the Valuation Procedures effective April 1, 2021. We believe our Investment Portfolio as of September 30, 2022 and December 31, 2021 approximates fair value as of those dates based on the markets in which we operate and other conditions in existence on those reporting dates.
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

Payment-in-Kind (“PIK”) Interest and Cumulative Dividends
We hold certain debt and preferred equity instruments in our Investment Portfolio that contain PIK interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed or sold. To maintain RIC tax treatment (as discussed in Note B.7.–Summary of Significant Accounting Policies–Income Taxes included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though we may not have collected the PIK interest and cumulative dividends in cash. We stop accruing PIK interest and cumulative dividends and write off any accrued and uncollected interest and dividends in arrears when we determine that such PIK interest and dividends in arrears are no longer collectible. For the three months ended September 30, 2022 and 2021, (i) 2.3% and 2.5%, respectively, of our total investment income was attributable to PIK interest income not paid currently in cash and (ii) 0.4% and 0.6%, respectively, of our total investment income was attributable to cumulative dividend income not paid currently in cash. For the nine months ended September 30, 2022 and 2021, (i) 2.5% and 2.4%, respectively, of our total investment income was attributable to PIK interest income not paid currently in cash and (ii) 0.8% and 0.7%, respectively, of our total investment income was attributable to cumulative dividend income not paid currently in cash.
INVESTMENT PORTFOLIO COMPOSITION
The following tables summarize the composition of our total combined Private Loan portfolio investments, LMM portfolio investments and Middle Market portfolio investments at cost and fair value by type of investment as a percentage of the total combined Private Loan portfolio investments, LMM portfolio investments and Middle Market portfolio investments as of September 30, 2022 and December 31, 2021 (this information excludes the Other Portfolio investments).

Cost:	September 30, 2022	December 31, 2021
First lien debt	89.2%	87.2%
Equity	10.4%	11.7%
Second lien debt	—%	0.7%
Equity warrants	0.1%	0.1%
Other	0.3%	0.3%
	100.0%	100.0%

Fair Value:	September 30, 2022	December 31, 2021
First lien debt	83.1%	82.8%
Equity	16.6%	16.1%
Second lien debt	—%	0.7%
Equity warrants	—%	0.1%
Other	0.3%	0.3%
	100.0%	100.0%
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
As of September 30, 2022, our total Investment Portfolio had six investments on non-accrual status, which comprised 1.1% of its fair value and 4.3% of its cost. As of December 31, 2021, our total Investment Portfolio had four investments on non-accrual status, which comprised 0.7% of its fair value and 2.8% of its cost.
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
DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
Comparison of the three months ended September 30, 2022 and September 30, 2021
Set forth below is a comparison of the results of operations for the three months ended September 30, 2022 and September 30, 2021.

	Three Months Ended September 30,		Net Change
	2022	2021	Amount	%
	(dollars in thousands)
Total investment income	$26,051	$22,754	$3,297	14%
Total expenses, net of expense waivers	(12,869)	(9,632)	(3,237)	34%
Net investment income	13,182	13,122	60	—%
Total net realized gain (loss) from investments	7,238	(3,676)	10,914	NM
Total net unrealized appreciation (depreciation) from investments	(4,435)	7,343	(11,778)	NM
Income tax provision	(722)	(453)	(269)	NM
Net increase in net assets resulting from operations	$15,263	$16,336	$(1,073)	(7)%
_________________
NM    Net change % not meaningful

Investment Income
Total investment income for the three months ended September 30, 2022 was $26.1 million, a 14% increase from the $22.8 million of total investment income for the corresponding period of 2021. The following table provides a summary of the changes in the comparable period activity.

	Three Months Ended September 30,		Net Change
	2022	2021	Amount	%
	(dollars in thousands)
Interest income	$23,346	$18,818	$4,528	24%	(a)
Dividend income	2,166	3,249	(1,083)	(33)%	(b)
Fee income	539	687	(148)	(22)%
Total investment income	$26,051	$22,754	$3,297	14%	(c)
_________________
(a)The increase in interest income was primarily due to (i) higher average levels of Investment Portfolio debt investments primarily from (a) net origination activity in the fourth quarter of 2021 of $66.5 million and $49.1 million in our Private Loan and LMM portfolios, respectively, and (b) net origination activity of $28.6 million and $15.1 million in our Private Loan and LMM portfolios, respectively, for the nine months ended September 30, 2022 and (ii) an increase in floating interest rates on Investment Portfolio debt investments based upon the increase in market index rates to which such floating interest rates are indexed.
(b)The decrease in dividend income from Investment Portfolio equity investments was primarily a result of a $0.8 million decrease in dividend income considered to be less consistent or non-recurring due to elevated levels of such income in the prior year.
(c)The increase in total investment income includes a net reduction in the impact of certain income considered less consistent or non-recurring, comprised of a $0.8 million decrease in dividend income.
Expenses
Total expenses, net of fee and expense waivers, for the three months ended September 30, 2022 were $12.9 million, a 34% increase from $9.6 million in the corresponding period of 2021. The following table provides a summary of the changes in the comparable period activity.

	Three Months Ended September 30,		Net Change
	2022	2021	Amount	%
	(dollars in thousands)
Interest expense	$6,801	$3,759	$3,042	81%	(a)
Base management fees	4,974	4,473	501	11%	(b)
Internal administrative services fees	1,405	1,152	253	22%
General and administrative	941	1,400	(459)	(33)%
Total expenses before fee and expense waivers	14,121	10,784	3,337	31%
Waiver of internal administrative services expenses	(1,252)	(1,152)	(100)	9%
Total expenses	$12,869	$9,632	$3,237	34%
_________________
(a) The increase in interest expense was primarily related to (i) higher floating interest rates on our Credit Facilities (as defined in the “Liquidity and Capital Resources” section below) based upon the increases in market index rates and (ii) higher weighted average debt balances to support the larger Investment Portfolio resulting from the investment activity since the prior year.
(b) The increase in base management fees was due to an increase in average gross assets subject to the base management fee.

Net Investment Income
Net investment income for the three months ended September 30, 2022 increased to $13.2 million, or $0.16 per share, compared to net investment income of $13.1 million, or $0.16 per share, for the corresponding period of 2021. The increase in net investment income was principally attributable to the increase in total investment income, partially offset by the increase in total expenses, both as discussed above. The resulting net investment income and net investment income per share includes a $0.8 million, or $0.01 per share, decrease in dividend income considered to be less consistent or non-recurring, as discussed above.
Net Realized Gain (Loss) from Investments
The following table provides a summary of the primary components of the total net realized gain on investments of $7.2 million for the three months ended September 30, 2022:

	Three Months Ended September 30, 2022
	Full Exits		Partial Exits		Restructures		Other (a)	Total (a)
	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	Net Gain/(Loss)
	(dollars in thousands)
Private Loan portfolio	$7,619	1	$—	—	$—	—	$(22)	$7,597
LMM portfolio	—	—	—	—	(1,456)	1	—	(1,456)
Middle Market portfolio	1,097	2	—	—	—	—	—	1,097
Other Portfolio	—	—	—	—	—	—	—	—
Total net realized gain/(loss)	$8,716	3	$—	—	$(1,456)	1	$(22)	$7,238
_________________
(a)Other activity includes realized gains and losses from transactions involving two portfolio companies which are not considered to be significant individually or in the aggregate.
Net Unrealized Appreciation (Depreciation)
The following table provides a summary of the total net unrealized depreciation of $4.4 million for the three months ended September 30, 2022:

	Three Months Ended September 30, 2022
	Private Loan	LMM(a)	Middle Market	Other	Total
	(dollars in millions)
Accounting reversals of net unrealized (appreciation) depreciation recognized in prior periods due to net realized (gains / income) losses recognized during the current period	$(7.5)	$1.5	$(0.8)	$—	$(6.8)
Net unrealized appreciation (depreciation) relating to portfolio investments	5.0	(0.1)	(3.6)	1.1	2.4
Total net unrealized appreciation (depreciation) relating to portfolio investments	$(2.5)	$1.4	$(4.4)	$1.1	$(4.4)
_________________
(a)Includes unrealized appreciation on 17 LMM portfolio investments and unrealized depreciation on 18 LMM portfolio investments.

Income Tax Benefit (Provision)
The income tax provision for the three months ended September 30, 2022 of $0.7 million principally consisted of (i) a current tax provision of $0.6 million related to a $0.2 million provision for excise tax on our estimated undistributed taxable income and $0.4 million provision for current federal and state income taxes and (ii) a deferred tax provision of $0.1 million, which is primarily the result of the net activity relating to our portfolio investments held in our Taxable Subsidiaries, including changes in loss carryforwards, changes in net unrealized appreciation/depreciation and other temporary book-tax differences. The income tax provision for the three months ended September 30, 2021 of $0.5 million principally consisted of a current tax provision of $0.5 million related to a $0.4 million provision for excise tax on our estimated undistributed taxable income and $0.1 million provision for current state income taxes.
Net Increase in Net Assets Resulting from Operations
The net increase in net assets resulting from operations for the three months ended September 30, 2022 was $15.3 million, or $0.19 per share, compared with a net increase in net assets of $16.3 million, or $0.20 per share, during the three months ended September 30, 2021. The tables above provide a summary of the reasons for the change in net increase in net assets resulting from operations for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021.
Comparison of the nine months ended September 30, 2022 and September 30, 2021
Set forth below is a comparison of the results of operations for the nine months ended September 30, 2022 and September 30, 2021.

	Nine Months Ended September 30,		Net Change
	2022	2021	Amount	%
	(dollars in thousands)
Total investment income	$73,791	$65,522	$8,269	13%
Total expenses, net of expense waivers	(35,021)	(26,214)	(8,807)	34%
Net investment income	38,770	39,308	(538)	(1)%
Total net realized gain (loss) from investments	7,865	(3,849)	11,714	NM
Realized loss on extinguishment of debt	—	(2,091)	2,091	NM
Total net unrealized appreciation (depreciation) from investments	(11,452)	20,363	(31,815)	NM
Income tax benefit (provision)	(1,880)	(1,283)	(597)	NM
Net increase in net assets resulting from operations	$33,303	$52,448	$(19,145)	(37)%
_________________
NM     Net change % not meaningful
Investment Income
Total investment income for the nine months ended September 30, 2022 was $73.8 million as compared to $65.5 million of total investment income for the corresponding period of 2021. The following table provides a summary of the changes in the comparable period activity.

	Nine Months Ended September 30,		Net Change
	2022	2021	Amount	%
	(dollars in thousands)
Interest income	$64,577	$52,218	$12,359	24%	(a)
Dividend income	7,430	12,227	(4,797)	(39)%	(b)
Fee income	1,784	1,077	707	66%	(c)
Total investment income	$73,791	$65,522	$8,269	13%	(d)
_________________
(a)The increase in interest income was primarily due to (i) higher average levels of Investment Portfolio debt investments primarily from (a) net origination activity in the fourth quarter of 2021 of $66.5 million and $49.1 million in our Private Loan and LMM portfolios, respectively, and (b) net origination activity of $28.6 million and

$15.1 million in our Private Loan and LMM portfolios, respectively, for the nine months ended September 30, 2022 and (ii) an increase in floating interest rates on Investment Portfolio debt investments based upon the increases in market index rates to which such floating rates are indexed.
(b)The decrease in dividend income from Investment Portfolio equity investments was primarily a result of a $3.2 million decrease in dividend income considered to be less consistent or non-recurring due to elevated levels of such income in the prior year.
(c)The increase in fee income was primarily related to an increase in management fee income from our equity portfolio investments.
(d)The increase in total investment income includes a net reduction in the impact of certain income considered less consistent or non-recurring, comprised of a $3.2 million decrease in dividend income.
Expenses
Total expenses, net of fee and expense waivers, for the nine months ended September 30, 2022 were $35.0 million, a 34% increase from $26.2 million in the corresponding period of 2021. The following table provides a summary of the changes in the comparable period activity.

	Nine Months Ended September 30,		Net Change
	2022	2021	Amount	%
	(dollars in thousands)
Interest expense	$16,628	$10,223	$6,405	63%	(a)
Base management fees	14,919	12,534	2,385	19%	(b)
Internal administrative services fees	3,888	3,247	641	20%
General and administrative	3,017	3,457	(440)	(13)%
Total expenses before fee and expense waivers	38,452	29,461	8,991	31%
Waiver of internal administrative services expenses	(3,431)	(3,247)	(184)	6%
Total expenses	$35,021	$26,214	$8,807	34%
_________________
(a)The increase in interest expense was primarily related to (i) higher floating interest rates on our Credit Facilities (as defined in the “Liquidity and Capital Resources” section below) upon the increases in market index rates and (ii) higher weighted average debt balances to support the larger Investment Portfolio resulting from the investment activity since the prior year.
(b)The increase in base management fees was due to an increase in average gross assets subject to the base management fee.
Net Investment Income
Net investment income for the nine months ended September 30, 2022 decreased 1% to $38.8 million, or $0.48 per share, compared to net investment income of $39.3 million, or $0.49 per share, for the corresponding period of 2021. The decrease in net investment income was principally attributable to the increase in total expenses, partially offset by the increase in total investment income, both as discussed above. The decrease in net investment income and net investment income per share includes a $3.2 million, or $0.04 per share, decrease in investment income considered to be less consistent or non-recurring, as discussed above.

Net Realized Gain (Loss) from Investments
The following table provides a summary of the primary components of the total net realized gain on investments of $7.9 million for the nine months ended September 30, 2022:

	Nine Months Ended September 30, 2022
	Full Exits		Partial Exits		Restructures		Other (a)	Total (a)
	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	Net Gain/(Loss)
	(dollars in thousands)
Private Loan portfolio	$7,619	1	$—	—	$—	—	$(13)	$7,606
LMM portfolio	—	—	—	—	(1,456)	1	(41)	(1,497)
Middle Market portfolio	1,097	2	—	—	—	—	(42)	1,055
Other Portfolio	—	—	779	1	—	—	(78)	701
Total net realized gain/(loss)	$8,716	3	$779	1	$(1,456)	1	$(174)	$7,865
_________________
(a)Other activity includes realized gains and losses from transactions involving 11 portfolio companies which are not considered to be significant individually or in the aggregate.
Net Unrealized Appreciation (Depreciation)
The following table provides a summary of the total net unrealized depreciation of $11.5 million for the nine months ended September 30, 2022:

	Nine Months Ended September 30, 2022
	Private Loan	LMM(a)	Middle Market	Other	Total
	(dollars in millions)
Accounting reversals of net unrealized (appreciation) depreciation recognized in prior periods due to net realized (gains / income) losses recognized during the current period	$(8.1)	$1.5	$(1.0)	$(0.8)	$(8.4)
Net unrealized appreciation (depreciation) relating to portfolio investments	(3.7)	3.4	(6.1)	3.3	(3.1)
Total net unrealized appreciation (depreciation) relating to portfolio investments	$(11.8)	$4.9	$(7.1)	$2.5	$(11.5)
_________________
(a)Includes unrealized appreciation on 19 LMM portfolio investments and unrealized depreciation on 22 LMM portfolio investments.
Income Tax Benefit (Provision)
The income tax provision for the nine months ended September 30, 2022 of $1.9 million principally consisted of (i) a current tax provision of $1.6 million related to a $0.9 million provision for excise tax on our estimated undistributed taxable income and $0.7 million provision for current federal and state income taxes and (ii) a deferred tax provision of $0.3 million, which is primarily the result of the net activity relating to our portfolio investments held in our Taxable Subsidiaries, including changes in loss carryforwards, changes in net unrealized appreciation/depreciation and other temporary book-tax differences. The income tax provision for the nine months ended September 30, 2021 of $1.3 million consisted of a current tax provision of $1.3 million related to a $1.0 million provision for excise tax on our estimated undistributed taxable income and $0.3 million provision for current state income taxes.
Net Increase in Net Assets Resulting from Operations
The net increase in net assets resulting from operations for the nine months ended September 30, 2022 was $33.3 million, or $0.42 per share, compared with a net increase in net assets of $52.4 million, or $0.66 per share, during the nine months ended September 30, 2021. The tables above provide a summary of the reasons for the change in net increase in net assets resulting from operations for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021.

Liquidity and Capital Resources
This “Liquidity and Capital Resources” section should be read in conjunction with the “Economic Update” section above.
Cash Flows
For the nine months ended September 30, 2022, we experienced a net decrease in cash, cash equivalents and restricted cash of $7.7 million, which is the result of $37.7 million of cash used in our financing activities, partially offset by $30.1 million of cash provided by our operating activities.
The $30.1 million of cash provided by our operating activities resulted primarily from (i) cash proceeds totaling $166.2 million from the sales and repayments of debt investments and sales of and return of capital from equity investments, (ii) cash flows that we generated from the operating profits earned totaling $32.2 million, which is our net investment income, excluding the non-cash effects of the accretion of unearned income, payment-in-kind interest income, cumulative dividends and the amortization expense for deferred financing costs and (iii) cash proceeds of $3.4 million related to the change in other assets and liabilities, partially offset by the funding of new portfolio investments of $171.8 million.
The $37.7 million used in financing activities principally consisted of (i) $74.0 million net cash repayments related to our TIAA Credit Facility and JPM SPV Facility (together, the “Credit Facilities”), (ii) $24.7 million in cash dividends paid to stockholders, (iii) $12.0 million for the repurchase of common stock and (iv) $0.1 million for deferred financing costs, partially offset by (i) $72.5 million of cash proceeds from our Series A Notes (defined below) issued in January 2022 and (ii) $0.8 million net cash proceeds related to our common stock issuance.
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
On March 2, 2021, our Board of Directors unanimously approved the reinstatement of the share repurchase program commencing in April 2021 with repurchases effectuated via tender offers, and the Company has conducted quarterly tender offers pursuant to its share repurchase program since then. The quarterly tender offers are generally equal to 90% of the aggregate dividend reinvestment plan proceeds resulting from dividend payments. See Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Part II of this Quarterly Report on Form 10-Q for more information regarding repurchases of our common stock during the three months ended September 30, 2022.
Capital Resources
As of September 30, 2022, we had $18.2 million in cash and cash equivalents and $137.3 million of unused capacity under the Credit Facilities, which we maintain to support our investment and operating activities. As of September 30, 2022, our net asset value totaled $1,138.4 million, or $7.62 per share.
As of September 30, 2022, we had $85.0 million outstanding and $80.0 million of undrawn commitments under our TIAA Credit Facility, and $267.7 million outstanding and $57.3 million of undrawn commitments under our JPM SPV Facility, both of which we estimated approximated fair value. Availability under the TIAA Credit Facility is subject to certain borrowing base limitations and the asset coverage restrictions. Availability under the JPM SPV Facility is subject to certain borrowing base limitations. For further information on our Credit Facilities, including key terms and financial covenants, refer to Note E — Debt included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
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
We closed our continuous follow-on public offering of shares to new investors effective September 2017. As such, our ability to raise additional equity is limited. In addition, as a BDC, we generally are required to meet a coverage ratio, or BDC asset coverage ratio, of total assets to total senior securities, which include borrowings and any preferred stock we may issue in the future, of at least 200% (or 150% if certain requirements are met). This requirement limits the amount that we may borrow. As of September 30, 2022, our BDC asset coverage ratio was 221%. The combination of these factors limits our access to capital to fund future investment activities or operating requirements, including our ability to grow the investment portfolio. We anticipate that we will continue to fund our investment activities and operating requirements through existing cash and cash equivalents, cash flows generated through our ongoing operating activities, including cash proceeds from the repayments and from the sales of investments in our portfolio companies, and utilization of available borrowings under our Credit Facilities. Our primary uses of funds will be investments in portfolio companies, operating expenses, cash distributions to holders of our common stock and share repurchases under our share repurchase program.
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

Off-Balance Sheet Arrangements
We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments include commitments to extend credit and fund equity capital and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the Consolidated Balance Sheets. At September 30, 2022, we had a total of $69.9 million in outstanding commitments comprised of (i) 65 investments with commitments to fund revolving loans that had not been fully drawn or term loans with additional commitments not yet funded and (ii) three investments with equity capital commitments that had not been fully called.
Contractual Obligations
As of September 30, 2022, we had $502.7 million in total borrowings outstanding under our Credit Facilities and Series A Notes. The TIAA Credit Facility will mature on March 1, 2026. The JPM SPV Facility will mature on February 3, 2025. The Series A Notes will mature on October 30, 2026. See further discussion of the terms of our Credit Facilities, Series A Notes and other debt in Note E—Debt included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
A summary of our significant contractual payment obligations for the repayment of outstanding borrowings at September 30, 2022 is as follows:

	2022	2023	2024	2025	2026	Thereafter	Total
	(dollars in thousands)
JPM SPV Facility(2)	$—	$—	$—	$267,688	$—	$—	$267,688
Series A Notes	—	—	—	—	150,000	—	150,000
Interest due on Series A Senior Notes	3,013	6,060	6,060	6,060	6,060	—	27,253
TIAA Credit Facility(1)	—	—	—	—	85,000	—	85,000
Total	$3,013	$6,060	$6,060	$273,748	$241,060	$—	$529,941
_________________
(1)As of September 30, 2022, $80.0 million remained available to borrow under the TIAA Credit Facility; however, our borrowing ability is limited to the asset coverage restrictions imposed by the TIAA Credit Facility and the 1940 Act, as discussed above.
(2)As of September 30, 2022, $57.3 million remained available to borrow under the JPM SPV Facility; however, our borrowing ability is limited to the asset coverage restrictions imposed by the JPM SPV Facility and the 1940 Act, as discussed above.
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
Recent Developments
On November 1, 2022, we repurchased 522,498 shares of our common stock validly tendered and not withdrawn on the terms set forth in our tender offer statement on Schedule TO and Offer to Purchase filed with the SEC on August 3, 2022. The shares were repurchased at a price of $7.66 per share, which was our net asset value per share as of November 1, 2022, for an aggregate purchase price of $4.0 million (an amount equal to 90% of the proceeds we received from the issuance of shares under our dividend reinvestment plan from our November 1, 2022 dividend payment).

On November 10, 2022, our Board of Directors declared a quarterly cash dividend of $0.16 per share payable January 31, 2023 to stockholders of record as of December 30, 2022.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are subject to financial market risks, including changes in interest rates, and changes in interest rates may affect both our interest expense on the debt outstanding under our Credit Facilities and our interest income from portfolio investments. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. Our investment income will be affected by changes in various interest rate indices, including LIBOR, SOFR and Prime rates, to the extent that any debt investments include floating interest rates. See “Risk Factors — Risks Related to our Investments — Changes relating to the LIBOR calculation process, the phase-out of LIBOR and the use of replacement rates for LIBOR may adversely affect the value of our portfolio securities.”, “Risk Factors — Risks Related to our Investments — We are subject to risks associated with the current interest rate environment and changes in interest rates will affect our cost of capital, net investment income and the value of our investments.” and “Risk Factors — Risks Related to Leverage — Because we borrow money, the potential for gain or loss on amounts invested in us is magnified and may increase the risk of investing in us.” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 for more information regarding risks associated with our debt investments and borrowings that utilize LIBOR, SOFR or Prime as a reference rate.

The majority of our debt investments are made with either fixed interest rates or floating rates that are subject to contractual minimum interest rates for the term of the investment. As of September 30, 2022, 83% of our debt investment portfolio (at cost) bore interest at floating rates, 93% of which were subject to contractual minimum interest rates. As of September 30, 2022, 30% of our debt obligations bore interest at fixed rates. Our interest expense associated with our Credit Facilities will be affected by changes in the published LIBOR or SOFR rates, as applicable. However, the interest rates on our outstanding Series A Notes due 2026 (the “Series A Notes”) are fixed for the life of such debt. As of September 30, 2022, we had not entered into any interest rate hedging arrangements. Due to our limited use of derivatives, we have claimed an exclusion from the definition of the term “commodity pool operator” under the Commodity Exchange Act and, therefore, are not subject to registration or regulation as a pool operator under such Act. The following table shows the approximate annualized increase or decrease in the components of net investment income due to hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings as of September 30, 2022.

Basis Point Change	Increase (Decrease) in Interest Income	(Increase) Decrease in Interest Expense	Increase (Decrease) in Net Investment Income	Increase (Decrease) in Net Investment Income per Share
	(dollars in thousands, except per share amounts)
(200)	$(16,088)	$7,054	$(9,034)	$(0.11)
(175)	(14,130)	6,172	(7,958)	(0.10)
(150)	(12,161)	5,290	(6,871)	(0.09)
(125)	(10,172)	4,409	(5,763)	(0.07)
(100)	(8,161)	3,527	(4,634)	(0.06)
(75)	(6,137)	2,645	(3,492)	(0.04)
(50)	(4,114)	1,763	(2,351)	(0.03)
(25)	(2,091)	882	(1,209)	(0.02)
25	1,956	(882)	1,074	0.01
50	3,980	(1,763)	2,217	0.03
75	6,003	(2,645)	3,358	0.04
100	8,026	(3,527)	4,499	0.06
125	10,050	(4,409)	5,641	0.07
150	12,073	(5,290)	6,783	0.08
175	14,097	(6,172)	7,925	0.10
200	16,120	(7,054)	9,066	0.11
300	24,214	(10,581)	13,633	0.17
400	32,307	(14,108)	18,199	0.23
Although we believe that this analysis is indicative of the impact of interest rate changes to our Net Investment Income as of September 30, 2022, it does not take into consideration future changes in the credit market, credit quality, or other business or economic developments that could affect our Net Investment Income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above. The hypothetical results assume that all LIBOR, SOFR and Prime rate changes would be effective on the first day of the period. However, the contractual LIBOR, SOFR and Prime rate reset dates would vary throughout the period. The majority of our investments are based on contracts which reset quarterly while our TIAA Credit Facility and our JPM SPV Facility reset on a monthly and quarterly basis, respectively. The hypothetical results would also be impacted by the changes in the amount of debt outstanding under our Credit Facilities (with an increase (decrease) in the debt outstanding under the Credit Facilities resulting in an (increase) decrease in the hypothetical interest expense).
Item 4. Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, President, Chief Financial Officer, Chief Compliance Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act). Based on that evaluation, our Chief Executive Officer, President, Chief Financial Officer, Chief Compliance Officer and Chief Accounting Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to us that is required to be disclosed in the reports we file or submit under the Exchange Act. There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
During the three months ended September 30, 2022, we issued 574,866 shares of our common stock under our dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate value of the shares of common stock issued during the three months ended September 30, 2022 under the dividend reinvestment plan was $4.5 million.
Issuer Purchases of Equity Securities
The following chart summarizes repurchases of our common stock for the three months ended September 30, 2022:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
July 1 through July 31, 2022	—	—	—	—
August 1 through August 31, 2022	527,508	$7.64	527,508	N/A
September 1 through September 30, 2022	—	—	—	—
Total	527,508		527,508

Item 6. Exhibits
Listed below are the exhibits which are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MSC INCOME FUND, INC.

Date: November 14, 2022	/s/ DWAYNE L. HYZAK
Dwayne L. Hyzak
Chief Executive Officer
(principal executive officer)

Date: November 14, 2022	/s/ JESSE E. MORRIS
Jesse E. Morris
Chief Financial Officer and Chief Operating Officer
(principal financial officer)

Date: November 14, 2022	/s/ CORY E. GILBERT
Cory E. Gilbert
Vice President and Chief Accounting Officer
(principal accounting officer)