Form 10-K
period 2022-12-31
MSC INCOME FUND, INC.
filed 2023-03-14
CIK 1535778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There is no established public market for the registrant’s common stock. The registrant closed the public offering of its shares of common stock in September 2017. The last offering price at which the registrant issued shares in its public offering was $9.30 per share. Since the registrant closed its public offering, it has continued to issue shares pursuant to its dividend reinvestment plan. The most recent price at which the registrant has issued shares pursuant to the dividend reinvestment plan was $7.82 per share.
The number of shares outstanding of the issuer’s common stock as of March 13, 2023 was [80,151,040].
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

PART I
Item 1. Business
ORGANIZATION
MSC Income Fund, Inc. (“MSIF” or, together with its consolidated subsidiaries, “MSC Income Fund” or the “Company”) is a principal investment firm primarily focused on providing debt capital to middle market (“Middle Market”) companies and customized debt and equity financing to lower middle market (“LMM”) companies. The portfolio investments of MSC Income Fund are typically made to support leveraged buyouts, recapitalizations, growth financings, refinancings and acquisitions of companies that operate in a variety of industry sectors. MSC Income Fund seeks to partner with private equity funds in its Private Loan (as defined below) and Middle Market investment strategies. MSC Income Fund invests primarily in secured debt investments of Middle Market companies generally headquartered in the United States and in secured debt investments, equity investments, warrants and other securities of LMM companies based in the United States. MSC Income Fund seeks to partner with entrepreneurs, business owners and management teams and generally provides “one-stop” financing alternatives within its LMM investment strategy.
MSIF was formed in November 2011 to operate as an externally managed business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). MSIF has elected to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As a result, MSIF generally does not pay corporate-level U.S. federal income taxes on any net ordinary taxable income or capital gains that it distributes to its stockholders.
On October 28, 2020, MSIF’s stockholders approved the appointment of MSC Adviser I, LLC (our “Adviser”), which is wholly-owned by Main Street Capital Corporation (“Main Street”), a New York Stock Exchange listed BDC, as MSIF’s investment adviser and administrator, under an Investment Advisory and Administrative Services Agreement dated October 30, 2020 (the “Investment Advisory Agreement”). In such role, our Adviser has the responsibility to manage the business of MSC Income Fund, including the responsibility to identify, evaluate, negotiate and structure prospective investments, make investment and portfolio management decisions, monitor MSC Income Fund’s investment portfolio and provide ongoing administrative services.
MSIF has certain direct and indirect wholly-owned subsidiaries that have elected to be taxable entities (the “Taxable Subsidiaries”). The primary purpose of the Taxable Subsidiaries is to permit MSIF to hold equity investments in portfolio companies which are “pass-through” entities for tax purposes. MSIF also has certain direct and indirect wholly-owned subsidiaries formed for financing purposes (the “Structured Subsidiaries”).
Unless otherwise noted or the context otherwise indicates, the term “MSIF” refers to MSC Income Fund, Inc. on a stand alone basis, and the terms “we,” “us,” “our,” the “Company” and “MSC Income Fund” refer to MSIF and its consolidated subsidiaries, which include the Taxable Subsidiaries and the Structured Subsidiaries.
CORPORATE INFORMATION
Our principal executive offices are located at 1300 Post Oak Boulevard, 8th Floor, Houston, Texas 77056. We maintain a website on the Internet at www.mscincomefund.com. We make available free of charge on our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Information contained on our website is not incorporated by reference into this Annual Report on Form 10-K, and you should not consider that information to be part of this Annual Report on Form 10-K. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports and other public filings are also available free of charge on the EDGAR Database on the SEC’s website at www.sec.gov.
OVERVIEW OF OUR BUSINESS
Our principal investment objective is to maximize our portfolio’s total return by generating current income from our debt investments and current income and capital appreciation from our equity and equity-related investments, including warrants, convertible securities and other rights to acquire equity securities in a portfolio company. We seek to achieve our investment objective through our Private Loan (as defined below), LMM and Middle Market investment strategies. Our private loan (“Private Loan”) investment strategy involves investments in companies that are consistent with the size of the companies in our LMM and Middle Market investment strategies. Our LMM investment strategy involves investments in companies that generally have annual revenues between $10 million and $150 million. Our Middle Market investment strategy involves investments in companies that are generally larger in size than our LMM companies, with annual revenues typically between $150 million and $1.5 billion. Private Loan, LMM and Middle Market investments generally range in size from $1 million to $20 million.
Private Loan investments consist generally of loans that either (i) have primarily been originated directly by our Adviser or (ii) to a lesser extent, by our Adviser through its strategic relationships with other investment funds on a collaborative basis through investments that are often referred to in the debt markets as “club deals” because of the small lender group size. In both cases, our Private Loan investments are typically made to support a company owned by or in the process of being acquired by a private equity sponsor. In both cases, our Private Loan investments are typically similar in structure, terms and conditions to investments we hold in our LMM portfolio and Middle Market portfolio. Our Private Loan portfolio debt investments are generally secured by a first priority lien on the assets of the portfolio company and typically have a term of between three and seven years from the original investment date. We may also invest along side with Main Street and the sponsor in the equity securities of our Private Loan portfolio companies.
We seek to fill the financing gap for LMM businesses, which, historically, have had limited access to financing from commercial banks and other traditional sources. The underserved nature of the LMM creates the opportunity for us to meet the financing needs of LMM companies while also negotiating favorable transaction terms and equity participation. Our ability to invest across a company’s capital structure, from secured loans to equity securities, allows us to offer portfolio companies a comprehensive suite of financing options, or a “one-stop” financing solution. Providing customized, “one-stop” financing solutions is important to LMM portfolio companies. We generally seek to partner directly with entrepreneurs, management teams and business owners in making our investments. Our LMM portfolio debt investments are generally secured by a first lien on the assets of the portfolio company and typically have a term of between five and seven years from the original investment date.
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
Our portfolio investments are generally made through MSIF, the Taxable Subsidiaries and the Structured Subsidiaries. MSIF, the Taxable Subsidiaries and the Structured Subsidiaries share the same investment strategies and criteria. An investor’s return in MSIF will depend, in part, on the Taxable Subsidiaries’ and the Structured Subsidiaries’ investment returns as they are wholly-owned subsidiaries of MSIF.
The level of new portfolio investment activity will fluctuate from period to period based upon our view of the current economic fundamentals, our ability to identify new investment opportunities that meet our investment criteria, and our ability to consummate the identified opportunities and our available liquidity. The level of new investment activity, and associated interest and fee income, will directly impact future investment income. In addition, the level of dividends paid by portfolio companies and the portion of our portfolio debt investments on non-accrual status will directly impact future investment income. While we intend to grow our portfolio and our investment income over the long term, our growth and our operating results may be more limited during depressed economic periods. However, we intend to appropriately manage our cost structure and liquidity position based on applicable economic conditions and our investment outlook. The level of realized gains or losses and unrealized appreciation or depreciation on our investments will also fluctuate depending upon portfolio activity, economic conditions and the performance of our individual portfolio companies. The changes in realized gains and losses and unrealized appreciation or depreciation could have a material impact on our operating results.
We have received an exemptive order from the SEC permitting co-investments among us, Main Street and other funds and clients advised by our Adviser in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act. We have made co-investments with, and in the future intend to continue to make co-

investments with Main Street and other funds and clients advised by our Adviser, in accordance with the conditions of the order. The order requires, among other things, that we and our Adviser consider whether each such investment opportunity is appropriate for us and the other funds and clients advised by our Adviser, as applicable, and if it is appropriate, to propose an allocation of the investment opportunity between such parties. Because our Adviser is wholly-owned by Main Street and is not managing our investment activities as its sole activity, this may provide our Adviser an incentive to allocate opportunities to other participating funds and clients instead of us. However, our Adviser has policies and procedures in place to manage this conflict, including oversight by the independent members of our Board of Directors. In addition to the co-investment program described above, we also co-invest in syndicated deals and other transactions where price is the only negotiated point by us and our affiliates.
BUSINESS STRATEGIES
Our principal investment objective is to maximize our portfolio’s total return by generating current income from our debt investments and current income and capital appreciation from our equity and equity-related investments including warrants, convertible securities and other rights to acquire equity securities in a portfolio company. We have adopted the following business strategies to achieve our investment objective:
•Focus on Established Companies. We generally invest in companies with established market positions, experienced management teams and proven revenue streams. Through our Private Loan and LMM investment strategies, we access proprietary investments with attractive risk-adjusted return characteristics to generate a cash yield to support our quarterly dividend. We believe that those companies generally possess better risk-adjusted return profiles than newer companies that are building their management teams or are in the early stages of building a revenue base. We also believe that established companies in our targeted size range also generally provide opportunities for capital appreciation.
•Deliver Customized Financing Solutions in the Lower Middle Market. We offer LMM portfolio companies customized debt and equity financing solutions that are tailored to the facts and circumstances of each situation. We believe our ability to provide a broad range of customized financing solutions to LMM companies sets us apart from other capital providers that focus on providing a limited number of financing solutions. Our ability to invest across a company’s capital structure, from senior secured loans to subordinated debt to equity securities, allows us to offer LMM portfolio companies a comprehensive suite of financing options, or a “one-stop” financing solution.
•Leverage the Skills and Experience of our Adviser’s Investment Team. Our Adviser’s investment team has significant experience in lending to and investing in Middle Market and LMM companies. The members of our Adviser’s investment team have broad investment backgrounds, with prior experience at private investment funds, investment banks and other financial services companies and currently include seven certified public accountants and two Chartered Financial Analyst® charter holders. The expertise of our Adviser’s investment team in analyzing, valuing, structuring, negotiating and closing transactions should provide us with competitive advantages by allowing us to consider customized financing solutions and non-traditional or complex structures for our portfolio companies.
•Invest Across Multiple Companies, Industries, Regions and End Markets. We seek to maintain a portfolio of investments that is appropriately balanced among various companies, industries, geographic regions and end markets. This portfolio balance is intended to mitigate the potential effects of negative economic events for particular companies, regions, industries and end markets.
•Capitalize on Strong Transaction Sourcing Network. Our Adviser’s investment team seeks to leverage its extensive network of referral sources for portfolio company investments. Main Street has developed a reputation in our marketplace as a responsive, efficient and reliable source of financing, which has created a growing stream of proprietary deal flow for us.
•Benefit from Lower, Fixed, Long-Term Cost of Capital. We maintain an investment grade rating from Kroll Bond Rating Agency, LLC which provides us the opportunity and flexibility to obtain additional, attractive long-term financing options to supplement our capital structure, including unsecured notes with fixed interest rates that we issued in 2021 and 2022.

INVESTMENT CRITERIA
Our Adviser’s investment team has identified the following investment criteria that it believes are important in evaluating prospective portfolio companies. Our Adviser’s investment team uses these criteria in evaluating investment opportunities. However, not all of these criteria have been, or will be, met in connection with each of our investments:
•Established Companies with Positive Cash Flow. We seek to invest in established companies with sound historical financial performance. We pursue investments in debt securities of Middle Market companies that are generally established companies with sound historical financial performance that are generally larger in size than LMM companies. We also focus on LMM companies that have historically generated earnings before interest, taxes, depreciation and amortization (“EBITDA”) of $3 million to $20 million and commensurate levels of free cash flow. We generally do not invest in start-up companies or companies with speculative business plans.
•Defensible Competitive Advantages/Favorable Industry Position. We primarily focus on companies having competitive advantages in their respective markets and/or operating in industries with barriers to entry, which may help to protect their market position and profitability.
•Proven Management Team with Meaningful Equity Stake. We look for operationally-oriented management with direct industry experience and a successful track record. In addition, we expect the management team of each LMM portfolio company to have meaningful equity ownership in the portfolio company to better align our respective economic interests. We believe management teams with these attributes are more likely to manage the companies in a manner that both protects our debt investment and enhances the value of our equity investment.
•Exit Alternatives. We exit our debt investments primarily through the repayment of our investment from internally generated cash flow of the portfolio company and/or a refinancing. In addition, we seek to invest in companies whose business models and expected future cash flows may provide alternate methods of repaying our investment, such as through a strategic acquisition by other industry participants or a recapitalization.
INVESTMENT PORTFOLIO
The “Investment Portfolio”, as used herein, refers to all of our investments in Middle Market companies (including both our Private Loan and Middle Market portfolio investments), investments in LMM companies (including both our Private Loan and LMM portfolio investments) and Other Portfolio investments. Our Private Loan portfolio investments primarily consist of investments in interest-bearing debt securities in companies that are consistent with the size of the companies in our LMM portfolio and Middle Market portfolio, and are originated either (i) directly by our Adviser or (ii) to a lesser extent, through our Adviser’s strategic relationships with other investment funds on a collaborative basis that are often referred to in the debt markets as “club deals” because of the small lender group size. In both cases, our Private Loan investments are typically made to a company to support a company owned by or in the process of being acquired by a private equity sponsor. Our LMM portfolio investments primarily consist of secured debt, direct equity investments and equity warrants in privately held, LMM companies based in the United States. Our Middle Market portfolio investments primarily consist of direct investments in or secondary purchases of interest-bearing debt securities in privately held companies based in the United States that are generally larger in size than the companies included in our LMM portfolio. Our Other Portfolio investments primarily consist of investments that are not consistent with the typical profiles for our Private Loan, LMM and Middle Market portfolio investments, including investments which may be managed by third parties. In our Other Portfolio, we may incur indirect fees and expenses in connection with investments managed by third parties, such as investments in other investment companies or private funds.
Debt Investments
Our Private Loan portfolio investments primarily consist of investments in interest-bearing debt securities in companies that are consistent with the size of companies in our LMM portfolio or our Middle Market portfolio, but are investments which have been originated by Main Street directly or through strategic relationships with other investment funds on a collaborative basis and are typically made to a company to support a company owned by or in the process of being acquired by a private equity sponsor. The debt investments in our Private Loan portfolio have rights and protections that are similar to those in our LMM debt investments, which may include affirmative and negative covenants, default penalties, lien protection, change of control provisions, guarantees and equity pledges. Our Private Loan portfolio debt investments are generally secured by a first priority lien and typically have a term of between three and seven years from the original investment date. Our Private Loan debt investments generally have floating interest rates at the London Interbank Offered Rate (“LIBOR”), the Secured Overnight Financing Rate (“SOFR”) or the Prime rate typically subject to a contractual minimum interest rate (an “interest rate floor”), plus a margin.
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
Our LMM debt investments generally have a term of five to seven years from the original investment date, with limited required amortization prior to maturity, and provide for monthly or quarterly payment of interest at interest rates generally between 10% and 14% per annum, payable currently in cash. Interest rate terms can include either fixed or floating rate terms. The LMM debt investments with floating interest rates will generally bear interest at the LIBOR, the SOFR or the Prime rate typically subject to an interest rate floor, plus a margin. In addition, certain LMM debt investments may have a form of interest that is not paid currently but is accrued and added to the loan balance and paid at maturity. We refer to this form of interest as payment-in-kind, or PIK, interest. We typically structure our LMM debt investments with the maximum seniority and collateral that we can reasonably obtain while seeking to achieve our total return target. In most cases, our LMM debt investment will be collateralized by a first priority lien on substantially all the assets of the portfolio company. In addition to seeking a senior lien position in the capital structure of our LMM portfolio companies, we seek to limit the downside potential of our LMM debt investments by negotiating covenants that are designed to protect our LMM debt investments while affording our portfolio companies as much flexibility in managing their businesses as is reasonable. Such restrictions may include affirmative and negative covenants, default penalties, lien protection, change of control or change of management provisions, key-man life insurance, guarantees, equity pledges, personal guaranties, where appropriate, and put rights. In addition, we typically seek board representation or observation rights in all of our LMM portfolio companies.
While we will continue to focus our LMM debt investments primarily on single tranche debt investments, we may structure some of our debt investments as mezzanine loans. These mezzanine loans would be primarily junior secured or unsecured, subordinated loans that would provide for relatively high interest rates, payable currently in cash, and would provide us with significant interest income. These mezzanine loans would afford us the additional opportunity for income and gains through PIK interest and equity warrants and other similar equity instruments issued in conjunction with these mezzanine loans. These loans typically would have interest-only payments in the early years, with amortization of principal deferred to the later years of the mezzanine loan term. Typically, these mezzanine loans would have maturities of three to five years. We would generally target interest rates of 12% to 14%, payable currently in cash, for our mezzanine loan investments with higher targeted total returns from equity warrants or PIK interest.
We also pursue debt investments in Middle Market companies. Our Middle Market portfolio investments primarily consist of direct investments or secondary purchases of interest-bearing debt securities in privately held companies based in the United States that are generally larger in size than the companies included in our LMM portfolio. Our Middle Market portfolio debt investments are generally secured by a first priority lien on the assets of the portfolio company and typically have a term of between three and seven years from the original investment date. The debt investments in our Middle Market portfolio usually have rights and protections that are similar to those in our Private Loan and LMM debt investments. The Middle Market debt investments generally have floating interest rates at LIBOR, SOFR or Prime rate typically subject to an interest rate floor, plus a margin.
Warrants
In connection with our LMM debt investments, we occasionally receive equity warrants to establish or increase our equity interest in the portfolio company. Warrants that we receive in connection with a debt investment typically require only a nominal cost to exercise, and thus, as a portfolio company appreciates in value, we may achieve additional investment return from this equity interest. We typically structure the warrants to provide provisions protecting our rights as a minority-interest holder, as well as secured or unsecured put rights, or rights to sell such securities back to the portfolio company, upon the occurrence of specified events. In certain cases, we also may obtain registration rights in connection with these equity interests, which may include demand and “piggyback” registration rights.

Direct Equity Investments
We also seek to make direct equity investments to align our interests with key management and stockholders of our LMM portfolio companies, and to allow for participation in the appreciation in the equity values of our LMM portfolio companies. We usually make our direct equity investments in connection with debt investments in our LMM portfolio companies. In addition, we may have both equity warrants and direct equity positions in some of our LMM portfolio companies. We, on a combined basis together with Main Street and other investment funds and clients managed by our Adviser, seek to maintain fully diluted equity positions in our LMM portfolio companies of 5% to 50%, and may have controlling equity interests in some instances. We have a value orientation toward our direct equity investments and have traditionally been able to purchase our equity investments at reasonable valuations. We will also have, from time to time, the opportunity to make an equity co-investment in the equity securities of our Private Loan portfolio companies alongside the private equity sponsor. The equity co-investment aligns our interests with those of the private equity sponsor and provides us with the opportunity to benefit from appreciation in the equity values of our Private Loan portfolio companies.
INVESTMENT PROCESS
Our Adviser’s investment committee has oversight over all aspects of our investment processes. The current members of the investment committee are Dwayne L. Hyzak, our Chief Executive Officer, David Magdol, our President and Chief Investment Officer, and Vincent D. Foster, senior advisor to Main Street and Chairman of its board of directors.
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
Screening
During the screening process, if a transaction initially meets our investment criteria, our Adviser will perform preliminary due diligence, taking into consideration some or all of the following information:
•a comprehensive financial model based on quantitative analysis of historical financial performance, projections and pro forma adjustments to determine the estimated internal rate of return;
•a brief industry and market analysis;
•direct industry expertise imported from other portfolio companies or investors;
•preliminary qualitative analysis of the management team’s competencies and backgrounds;
•potential investment structures and pricing terms; and
•regulatory compliance.
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
Due Diligence
Due diligence on a proposed Private Loan or Middle Market investment is generally performed on materials and information obtained from certain external resources and assessed internally by a minimum of three of our Adviser’s investment professionals, who work to understand the relationships among the prospective portfolio company’s business plan, operations and financial performance using the accumulated due diligence information. Our Adviser’s typical Private Loan and Middle Market due diligence review includes some or all of the following:
•detailed review of historical and projected financial statements;
•site visits or other discussions with management and key personnel;
•in-depth industry, market, operational and strategy analysis;
•regulatory compliance analysis; and
•detailed review of the company’s management team and their capabilities.
Due diligence on a proposed LMM investment is performed by a minimum of three of our Adviser’s investment professionals, whom we refer to collectively as the investment team, and certain external resources, who together conduct due diligence to understand the relationships among the prospective portfolio company’s business plan, operations and financial performance. Our Adviser’s LMM due diligence review includes some or all of the following:
•site visits with management and key personnel;
•detailed review of historical and projected financial statements;
•operational reviews and analysis;
•interviews with customers and suppliers;
•detailed evaluation of company management, including background checks;
•review of material contracts;
•in-depth industry, market and strategy analysis;

•regulatory compliance analysis; and
•review by legal, environmental or other consultants, if applicable.
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
Document and Close
Upon completion of a satisfactory due diligence review of a proposed Private Loan or Middle Market portfolio investment, the investment team presents the findings and a recommendation to the investment committee. The presentation contains information which can include, but is not limited to, the following:
•company history and overview;
•transaction overview, history and rationale, including an analysis of transaction strengths and risks;
•analysis of key customers and suppliers;
•an analysis of the company’s business strategy;
•investment structure and expected returns;
•anticipated sources of repayment and potential exit strategies;
•pro forma capitalization and ownership;
•regulatory compliance analysis findings; and
•an analysis of historical financial results and key financial ratios.
Upon completion of a satisfactory due diligence review of a proposed LMM portfolio investment, the investment team presents the findings and a recommendation to the investment committee. The presentation contains information which can include, but is not limited to, the following:
•company history and overview;
•transaction overview, history and rationale, including an analysis of transaction strengths and risks;
•analysis of key customers and suppliers and key contracts;
•a working capital analysis;
•an analysis of the company’s business strategy;
•a management and key equity investor background check and assessment;
•third-party accounting, legal, environmental or other due diligence findings;
•investment structure and expected returns;
•anticipated sources of repayment and potential exit strategies;
•pro forma capitalization and ownership;
•an analysis of historical financial results and key financial ratios;

•sensitivities to management’s financial projections;
•regulatory compliance analysis findings; and
•detailed reconciliations of historical to pro forma results.
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
As part of the monitoring process of Private Loan and Middle Market portfolio investments, the investment team will analyze monthly and quarterly financial statements versus the previous periods and year, review financial projections and review all compliance certificates and covenants. Depending upon the nature of our Private Loan portfolio investments, the investment team may also attend board meetings, and meet and discuss issues or opportunities with the portfolio company’s management team or private equity owners; however, due to the larger size and nature of our Adviser’s “lender only” relationship, generally, with these Private Loan and Middle Market companies in comparison to the LMM portfolio companies, it is not necessary or practical to have as much direct management interface.
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
DETERMINATION OF NET ASSET VALUE AND INVESTMENT PORTFOLIO VALUATION PROCESS
We determine the net asset value (“NAV”) per share of our common stock on at least a quarterly basis. The NAV per share is equal to our total assets minus total liabilities divided by the total number of shares of common stock outstanding.

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
We determine in good faith the fair value of our Investment Portfolio pursuant to a valuation policy in accordance with ASC 820 and a valuation process approved by our Board of Directors and in accordance with the 1940 Act. Our valuation policies and processes are intended to provide a consistent basis for determining the fair value of our Investment Portfolio. See Note B.1. — Summary of Significant Accounting Policies — Valuation of the Investment Portfolio included in Item 8. Consolidated Financial Statements and Supplementary Data of this Annual Report on Form 10-K for a detailed discussion of our Investment Portfolio valuation process and procedures.
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
Our Board of Directors adopted policies and procedures pursuant to Rule 2a-5 (the “Valuation Procedures”) and designated our Adviser, led by a group of Main Street’s and our Adviser’s executive officers, to serve as the Board’s valuation designee thereunder (the “Valuation Committee”). Pursuant to the Valuation Procedures, we undertake a multi-step process each quarter in connection with determining the fair value of our investments.
The following outlines our valuation process as established under the Valuation Procedures:
•Our quarterly process begins with an initial valuation of each portfolio investment performed by the Adviser’s valuation team consisting of several professionals who apply the appropriate valuation methodology depending on the type of investment.
•Each valuation model is then reviewed by the investment team responsible for monitoring the portfolio investment for accuracy, with any recommended changes reviewed by the valuation team.
•Updated valuation conclusions are then reviewed by and discussed with the Valuation Committee at quarterly valuation meetings. Valuation meetings are generally attended by the Valuation Committee, the valuation team, members of the investment team responsible for each investment and members of the compliance team. Valuation models and valuation conclusions are adjusted as necessary following such meetings.
•A nationally recognized independent financial advisory services firm analyzes and provides observations, recommendations and an assurance certification regarding the determinations of the fair value for the majority of our portfolio companies on a rotational basis.
•After incorporating commentary by the Valuation Committee and review of recommendations provided by the independent financial advisory services firm, valuation results are finalized and approved by the Valuation Committee.

•The Board of Directors oversees the process through its Audit Committee in accordance with Rule 2a-5 pursuant to the Valuation Procedures.
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
We believe that some of our competitors make senior secured loans, junior secured loans and subordinated debt investments with interest rates and returns that are comparable to or lower than the rates and returns that we target. Therefore, we do not seek to compete primarily on the interest rates and returns that we offer to potential portfolio companies. For additional information concerning the competitive risks we face, see Item 1A. Risk Factors — Risks Related to Our Business and Structure — We face increasing competition for investment opportunities.
HUMAN CAPITAL
We do not currently have any employees and do not expect to have any employees in the future. Services necessary for the operation of our business are provided by individuals who are employees of Main Street, which wholly-owns our Adviser, pursuant to the terms of our Investment Advisory Agreement. Each of our executive officers is an employee of Main Street. Our day-to-day investment activities are managed by the Adviser. The services necessary for the origination and monitoring of our Investment Portfolio are provided by investment professionals of the Adviser, who are all employed by Main Street. As of December 31, 2022, Main Street had 91 employees, 53 of whom it categorizes as investment and portfolio management professionals, and the others include operations professionals and administrative staff. Because we have no employees, we do not have a formal employee relations policy.
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
(1)Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company (as defined below), or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC.
(2)Securities of any eligible portfolio company that we control.
(3)Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.
(4)Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.
(5)Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.
(6)Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.
In addition, a BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above.
An eligible portfolio company is defined in the 1940 Act as any issuer which:
(a)is organized under the laws of, and has its principal place of business in, the United States;
(b)is not an investment company (other than a small business investment company wholly-owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and
(c)satisfies any of the following:
(i)does not have any class of securities that is traded on a national securities exchange or has a class of securities listed on a national securities exchange but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million;
(ii)is controlled by a BDC or a group of companies including a BDC and the BDC has an affiliated person who is a director of the eligible portfolio company; or
(iii)is a small and solvent company having total assets of not more than $4 million and capital and surplus of not less than $2 million.
Managerial Assistance to Portfolio Companies
As noted above, a BDC must be operated for the purpose of making investments in the type of securities described in (1), (2) or (3) above under the heading entitled “— Qualifying Assets.” In addition, BDCs must generally offer to make available to such issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where we purchase such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company. However, if a BDC purchases securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such significant managerial assistance on behalf of all investors in the group.
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
In addition, while any senior securities remain outstanding (other than senior securities representing indebtedness issued in consideration of a privately arranged loan which is not intended to be publicly distributed), we must generally include provisions in the documents governing new senior securities to prohibit any cash distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage with such borrowings not constituting senior securities for purposes of the asset coverage ratio requirements of the 1940 Act. A loan is presumed to be for temporary purposes if it is repaid within sixty days and not extended or renewed. For a discussion of the risks associated with leverage, see Item 1A. Risk Factors — Risks Related to Leverage, including, without limitation, — Because we borrow money, the potential for gain or loss on amounts invested in us is magnified and may increase the risk of investing in us.
Common Stock
We are not generally able to issue and sell our common stock at a price below NAV per share. We may, however, sell our common stock, warrants, options or rights to acquire our common stock, at a price below the current NAV of the common stock if our Board of Directors determines that such sale is in our best interests and that of our stockholders, and our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our Board of Directors, closely approximates the market value of such securities (less any distributing commission or discount). We have never sought such stockholder authorization to sell shares of our common stock below the then current NAV per share of our common stock.
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
•pursuant to Rule 13a-14 of the Exchange Act, our Chief Executive Officer and Chief Financial Officer are required to certify the accuracy of the consolidated financial statements contained in our periodic reports;
•pursuant to Item 307 of Regulation S-K, our periodic reports are required to disclose our conclusions about the effectiveness of our disclosure controls and procedures;
•pursuant to Rule 13a-15 of the Exchange Act, our management is required to prepare a report regarding its assessment of our internal control over financial reporting; and
•pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal control over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Investment Adviser Regulations
Our Adviser is subject to regulation under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Advisers Act establishes, among other things, recordkeeping and reporting requirements, disclosure requirements, limitations on transactions between the adviser’s account and an advisory client’s account, limitations on transactions between the accounts of advisory clients, and general anti-fraud prohibitions. Our Adviser may be examined by the SEC from time to time for compliance with the Advisers Act.

Taxation as a Regulated Investment Company
MSIF has elected to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Code. MSIF’s taxable income includes the taxable income generated by MSIF and certain of its subsidiaries, which are treated as disregarded entities for tax purposes. As a RIC, MSIF generally will not pay corporate-level U.S. federal income taxes on any income that we distribute to our stockholders as dividends. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to obtain RIC tax treatment, we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our net ordinary taxable income plus the excess of realized net short-term capital gains over realized net long-term capital losses, and 90% of our tax-exempt income (the “Annual Distribution Requirement”). As part of maintaining RIC status, undistributed taxable income (subject to a 4% non-deductible U.S. federal excise tax) pertaining to a given fiscal year may be distributed up to 12 months subsequent to the end of that fiscal year, provided such dividends are declared on or prior to the later of (i) filing of the U.S. federal income tax return for the applicable fiscal year or (ii) the fifteenth day of the ninth month following the close of the year in which such taxable income was generated.
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
In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:
•continue to qualify as a BDC under the 1940 Act at all times during each taxable year;
•derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities, loans, gains from the sale of stock or other securities, net income from certain “qualified publicly traded partnerships,” or other income derived with respect to our business of investing in such stock or securities (the “90% Income Test”); and
•diversify our holdings so that at the end of each quarter of the taxable year:
•at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and
•no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, (i) of one issuer, (ii) of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or (iii) of certain “qualified publicly traded partnerships” (collectively, the “Diversification Tests”).
In order to comply with the 90% Income Test, we formed the Taxable Subsidiaries as wholly-owned taxable subsidiaries for the primary purpose of permitting us to own equity interests in portfolio companies which are “pass-through” entities for tax purposes. Absent the taxable status of the Taxable Subsidiaries, a portion of the gross income from such portfolio companies would flow directly to us for purposes of the 90% Income Test. To the extent such income did not consist of income derived from securities, such as dividends and interest, it could jeopardize our ability to qualify as a

RIC and, therefore, cause us to incur significant U.S. federal income taxes. The Taxable Subsidiaries are consolidated with MSC Income Fund for generally accepted accounting principles in the United States of America (“U.S. GAAP”) purposes and are included in our consolidated financial statements, and the portfolio investments held by the Taxable Subsidiaries are included in our consolidated financial statements. The Taxable Subsidiaries are not consolidated with MSIF for income tax purposes and may generate income tax expense, or benefit, as a result of their ownership of the portfolio investments. The income tax expense, or benefit, if any, and any related tax assets and liabilities, are reflected in our consolidated financial statements.
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
Although we do not presently expect to do so, we are authorized to borrow funds and to sell assets in order to satisfy distribution requirements. However, under the 1940 Act, we are not permitted to make distributions to our stockholders in certain circumstances while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. See Regulation — Regulation as a Business Development Company — Senior Securities. Moreover, our ability to dispose of assets to meet our distribution requirements may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous.
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
Item 1A. Risk Factors
Investing in our securities involves a number of significant risks. In addition to the other information contained in this Annual Report on Form 10-K you should consider carefully the following information before making an investment in our securities. The risks set out below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us might also impair our operations and performance. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such case, our NAV and the value of our other securities could decline, and you may lose all or part of your investment.
SUMMARY OF RISK FACTORS
The following is a summary of the principal risk factors associated with an investment in our securities. Further details regarding each risk included in the below summary list can be found further below.
Risks Related to our Business and Structure
•Because our Investment Portfolio is recorded at fair value, there is and will continue to be uncertainty as to the value of our portfolio investments.
•Our financial condition and results of operations depends on our Adviser’s ability to effectively manage and deploy capital.
•We are subject to risks associated with the interest rate environment and changes in interest rates will affect our cost of capital, net investment income and the value of our investments.
•We face increasing competition for investment opportunities.
•We are dependent upon our Adviser’s key investment personnel for our future success.
•Our success depends on our Adviser’s ability to attract and retain qualified personnel in a competitive environment.
•We may not replicate the historical results achieved by Main Street or by other entities managed by our Adviser.
•Our business model depends to a significant extent upon strong referral relationships.
•Our Board of Directors may change our operating policies and strategies without prior notice or stockholder approval, the effects of which may be adverse.
Risks Related to our Investments
•The types of portfolio companies in which we invest involve significant risks and we could lose all or part of our investment.
•Economic recessions or downturns could impair our portfolio companies’ performance and defaults by our portfolio companies will harm our operating results.
•Rising credit spreads could affect the value of our investments, and rising interest rates make it more difficult for portfolio companies to make periodic payments on their loans.
•Inflation could adversely affect the business, results of operations and financial condition of our portfolio companies.
•We may be exposed to higher risks with respect to our investments that include original issue discount or PIK interest.
•The lack of liquidity in our investments may adversely affect our business.
•We may not have the funds or ability to make additional investments in our portfolio companies.
•There may be circumstances where our debt investments could be subordinated to claims of other creditors or we could be subject to lender liability claims.
•We generally will not control our portfolio companies.

•Defaults by our portfolio companies will harm our operating results.
•Any unrealized depreciation that we experience in our portfolio may be an indication of future realized losses, which could reduce our income and gains available for distribution.
•Prepayments of our debt investments by our portfolio companies could adversely impact our results of operations and reduce our return on equity.
•The interest rates of some of our investments are priced using a spread over LIBOR, which will be phased out in the future.
•We may be subject to risks associated with “covenant-lite” loans.
•We may not realize gains from our equity investments.
Risks Related to Leverage
•Because we borrow money, the potential for gain or loss on amounts invested in us is magnified and may increase the risk of investing in us.
•All of our assets are subject to security interests under our senior securities and if we default on our obligations under our senior securities, we may suffer adverse consequences, including foreclosure on our assets.
•We are subject to risks associated with any revolving credit facility that utilizes a Structured Subsidiary as our interests in any Structured Subsidiary are subordinated and we could be prevented from receiving cash on our equity interests from a Structured Subsidiary.
Risks Related to our Adviser and its Affiliates
•Our Adviser has conflicts of interest that may create an incentive for the Adviser to enter into investments that are riskier or more speculative than would otherwise be the case and our Adviser may have an incentive to increase portfolio leverage in order to earn higher management fees.
•We may be obligated to pay our Adviser incentive compensation even if we incur a net loss due to a decline in the value of our portfolio.
•Our Adviser may face conflicts of interest in allocating investment opportunities between us, Main Street and the other funds and clients managed by our Adviser.
•Our Adviser’s liability is limited under the Investment Advisory Agreement, and we have agreed to indemnify our Adviser against certain liabilities, which may lead our Adviser to act in a riskier manner on our behalf than it would when acting for its own account.
•Our Adviser can resign on 120 days’ notice and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.
Risks Related to BDCs
•Failure to comply with applicable laws or regulations and changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.
•Operating under the constraints imposed on us as a BDC and RIC may hinder the achievement of our investment objectives.
Risks Related to our Securities
•Investing in our securities may involve a high degree of risk.
•Our shares of common stock are not listed on an exchange or quoted through a quotation system and may not be listed in the foreseeable future, if ever. Therefore, our stockholders will have limited liquidity and may not receive a full return of their invested capital if they sell their shares of common stock.
•Our share repurchase program allows us to repurchase our stockholders’ shares on a quarterly basis, subject to certain restrictions and limitations. As a result, our stockholders will have limited opportunities to sell their shares and, to the extent they are able to sell their shares under the program, our stockholders may not be able to recover the amount of their investment in our shares.
•Our repurchase offers pursuant to our share repurchase program may be at prices lower than the price paid by our stockholders to purchase our common stock.
•We may not be able to pay distributions to our stockholders, our distributions may not grow over time, and a portion of distributions paid to our stockholders may be a return of capital.
Federal Income Tax Risks
•We will be subject to corporate-level U.S. federal income tax if we are unable to qualify as a RIC under Subchapter M of the Code.

•We may have difficulty paying the distributions required to maintain RIC tax treatment under the Code if we recognize income before or without receiving cash representing such income.
General Risk Factors
•Events outside of our control, including public health crises, supply chain disruptions and inflation, could negatively affect our portfolio companies and the results of our operations.
•We are currently operating in a period of capital markets disruption and economic uncertainty, and capital markets may experience periods of disruption and instability in the future.
•Government intervention in the credit markets could adversely affect our business.
•We are highly dependent on information systems and systems failures could significantly disrupt our business.
RISKS RELATED TO OUR BUSINESS AND STRUCTURE
Because our Investment Portfolio is recorded at fair value, there is and will continue to be uncertainty as to the value of our portfolio investments.
Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined by us pursuant to procedures established and overseen by our Board of Directors. Typically, there is not a public market for the securities of the privately held companies in which we invest through our Private Loan and LMM investment strategies. As a result, we value these securities quarterly at fair value based on inputs from management and a nationally recognized independent financial advisory services firm (on a rotational basis) pursuant to Valuation Procedures approved by our Board of Directors. In addition, the market for investments in companies that we invest through our Middle Market investment strategy is generally not a liquid market, and therefore, we primarily use a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs pursuant to our Valuation Procedures. See Note B.1. — Summary of Significant Accounting Policies — Valuation of the Investment Portfolio included in Item 8. Consolidated Financial Statements and Supplementary Data of this Annual Report on Form 10-K for a detailed discussion of our Investment Portfolio valuation process and procedures.
The determination of fair value and consequently, the amount of unrealized gains and losses in our portfolio, are to a certain degree, subjective and dependent on a valuation process approved by our Board of Directors. Certain factors that may be considered in determining the fair value of our investments include external events, such as private mergers, sales and acquisitions involving comparable companies. Because such valuations, and particularly valuations of securities in privately held companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Due to this uncertainty, our fair value determinations may cause our NAV on a given date to materially understate or overstate the value that we may ultimately realize on one or more of our investments. As a result, investors purchasing our securities based on an overstated NAV would pay a higher price than the value of our investments might warrant. Conversely, investors selling our securities during a period in which the NAV understates the value of our investments may receive a lower price for their securities than the value of our investments might warrant.
Our financial condition and results of operations depends on our Adviser’s ability to effectively manage and deploy capital.
Our ability to achieve our investment objective of maximizing our portfolio’s total return by generating current income from our debt investments and current income and capital appreciation from our equity and equity-related investments, including warrants, convertible securities and other rights to acquire equity securities in a portfolio company, depends on our Adviser’s ability to effectively manage and deploy capital, which depends, in turn, on our Adviser’s investment team’s ability to identify, evaluate and monitor, and our ability to finance and invest in, companies that meet our investment criteria.
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
We are subject to risks associated with the interest rate environment and changes in interest rates will affect our cost of capital, net investment income and the value of our investments.
To the extent we borrow money or issue debt securities or preferred stock to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds or pay interest or dividends on such debt securities or preferred stock and the rate at which we invest these funds. In addition, many of our debt investments and borrowings have floating interest rates that reset on a periodic basis, and many of our investments are subject to interest rate floors. As a result, a change in market interest rates could have a material adverse effect on our net investment income. In periods of rising interest rates, our cost of funds will increase because the interest rates on the amounts borrowed under our credit facilities are floating, and any new fixed rate debt may be issued at higher coupon rates, which could reduce our net investment income to the extent any debt investments have either fixed interest rates, or in periods when debt investments with floating interest rates are subject to an interest rate floor above then current levels. In periods of declining interest rates, our interest income and our net investment income could be reduced as the interest income earned on our floating rate debt investments declines and any new fixed rate debt may be issued at lower coupon rates. See further discussion and analysis at Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
We can use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques could include various interest rate hedging activities to the extent permitted by the 1940 Act and applicable commodities laws. These activities could limit our ability to participate in the benefits of lower interest rates with respect to the hedged borrowings. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations.
An increase in the market pricing of the spreads charged over index rates on floating rate investments could lead to a decline in the fair value of the debt securities we own, which would adversely affect our NAV. Also, an increase in interest rates available to investors could make an investment in our common stock less attractive if we are not able to increase our dividends, which could reduce the value of our common stock.
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
We depend on the members of our Adviser’s investment team, particularly Dwayne L. Hyzak, David L. Magdol, Jesse E. Morris, Jaime Arreola, K. Colton Braud, III, Damian T. Burke, Samuel A. Cashiola, Diego Fernandez and Nicholas T. Meserve for the identification, review, final selection, structuring, closing and monitoring of our investments. These individuals have significant investment expertise and relationships that we rely on to implement our business plan. Although these executive officers and other key personnel have entered into non-compete arrangements with our Adviser or an affiliate of our Adviser, we cannot guarantee that any of these individuals will remain available to us. If we lose the services of the individuals mentioned above, we may not be able to operate our business as we expect, and our ability to compete could be harmed, which could cause our operating results to suffer.
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
We may not replicate the historical results achieved by Main Street or by other entities managed by our Adviser.
Although our primary focus in making investments is similar to that of Main Street, the parent company of our Adviser, we cannot assure stockholders that we will be able to replicate the historical results achieved by Main Street or other investment funds or clients managed by our Adviser. Because of the differences in our business structure and portfolio composition, our investment returns could be substantially lower than the returns achieved by Main Street or other investment funds or clients managed by our Adviser in prior periods. Additionally, all or a portion of the prior results may have been achieved in particular market conditions that may never be repeated. Moreover, current or future market volatility and regulatory uncertainty may have an adverse impact on our future performance.
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
Our Board of Directors has the authority to modify or waive our current operating policies, investment criteria and strategies without prior notice and without stockholder approval. We cannot predict the effect any changes to our current operating policies, investment criteria and strategies would have on our business, NAV, operating results and value of our stock. However, the effects might be adverse, which could negatively impact our ability to pay interest and principal payments to holders of our debt instruments and dividends to our stockholders and cause our investors to lose all or part of their investment in us.
We are a non-diversified investment company within the meaning of the 1940 Act, and therefore we are not limited with respect to the proportion of our assets that may be invested in securities of a single issuer.
We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. Under the 1940 Act, a “diversified” investment company is required to invest at least 75% of the value of its total assets in cash and cash items, government securities, securities of other investment companies and other securities limited in respect of any one issuer to an amount not greater than 5% of the value of the total assets of such company and no more than 10% of the outstanding voting securities of such issuer. As a non-diversified investment company, we are not subject to this requirement. To the extent that we assume large positions in the securities of a small number of issuers, our NAV may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond our RIC asset diversification requirements, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few portfolio companies. See

Risk Factors — Federal Income Tax Risks — We will be subject to corporate-level U.S. federal income tax if we are unable to qualify as a RIC under Subchapter M of the Code.
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
RISKS RELATED TO OUR INVESTMENTS
The types of portfolio companies in which we invest involve significant risks and we could lose all or part of our investment.
Investing in the types of companies that comprise our portfolio companies exposes us to a number of significant risks. Among other things, these companies:
•may have limited financial resources and may be unable to meet their obligations under their debt instruments that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any guarantees from subsidiaries or affiliates of our portfolio companies that we may have obtained in connection with our investment, as well as a corresponding decrease in the value of the equity components of our investments;
•may have shorter operating histories, narrower product lines, smaller market shares and/or significant customer concentrations than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns;
•are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation, termination or significant under-performance of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us;
•generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position; and
•generally have less publicly available information about their businesses, operations and financial condition. We are required to rely on the ability of our Adviser’s management team and investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and may lose all or part of our investment.
In addition certain of our officers and directors or officers and directors of our Adviser may serve as directors on the boards of our portfolio companies. To the extent that litigation arises out of our investments in these companies, our officers and directors or officers and directors of our Adviser may be named as defendants in such litigation, which could result in an expenditure of funds (through our indemnification of such officers and directors) and the diversion of management time and resources.
Economic recessions or downturns could impair our portfolio companies’ performance and defaults by our portfolio companies will harm our operating results.
Many of our portfolio companies are susceptible to economic slowdowns or recessions and could be unable to repay our loans during these periods. Therefore, the number of non-performing assets are likely to increase and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions could decrease the value of collateral securing any of our loans and the value of any equity investments. A severe recession could further decrease the value of such collateral and result in losses of value in our portfolio and a decrease in our revenues, net income, assets and net worth. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing our investments and harm our operating results.
Any deterioration of general economic conditions could lead to significant declines in corporate earnings or loan performance, and the ability of corporate borrowers to service their debt, any of which could trigger a period of global economic slowdown, and have an adverse impact on our performance and financial results, and the value and the liquidity of our investments. In an economic downturn, we could have non-performing assets or an increase in non-performing assets, and we would anticipate that the value of our portfolio would decrease during these periods. Failure to satisfy financial or operating covenants imposed by lenders, including us, to a portfolio company could lead to defaults and, potentially, acceleration of payments on such loans and foreclosure on the assets representing collateral for the portfolio company’s obligations. Cross default provisions under other agreements could be triggered and thus limit the portfolio company’s ability to satisfy its obligations under any debt that we hold and affect the value of any equity securities we own. We would expect to incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a portfolio company following or in anticipation of a default.
Rising credit spreads could affect the value of our investments, and rising interest rates make it more difficult for portfolio companies to make periodic payments on their loans.
Some of our portfolio investments are debt securities that bear interest at variable rates and may be negatively affected by changes in market interest rates. Rising interest rates make it more difficult for borrowers to repay debt, which could increase the risk of payment defaults and cause the portfolio companies to defer or cancel needed investment. Any failure of one or more portfolio companies to repay or refinance its debt at or prior to maturity or the inability of one or more portfolio companies to make ongoing payments following an increase in contractual interest rates could have a material adverse effect on our business, financial condition, results of operations and cash flows. The value of our securities could also be reduced from an increase in market credit spreads as rates available to investors could make an investment in our securities less attractive than alternative investments.
Conversely, decreases in market interest rates could negatively impact the interest income from our variable rate debt investments while the interest we pay on our fixed rate debt securities does not change. A decrease in market interest rates may also have an adverse impact on our returns by requiring us to accept lower yields on our debt investments and by increasing the risk that our portfolio companies will prepay our debt investments, resulting in the need to redeploy capital at potentially lower rates.
Inflation could adversely affect the business, results of operations and financial condition of our portfolio companies.
Certain of our portfolio companies are in industries that could be impacted by inflation. If such portfolio companies are unable to pass any increases in their costs of operations along to their customers, it could adversely affect their operating results and impact their ability to pay dividends on our equity investments and/or interest and principal on our loans, particularly if interest rates rise in response to inflation. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future realized or unrealized losses and therefore reduce our net increase (decrease) in net assets resulting from operations.

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
Our investments may include original issue discount and contractual PIK interest, which represents contractual interest added to a loan balance and due at the end of such loan’s term. To the extent original issue discount or PIK interest constitute a portion of our income, we are exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash, including the following:
•original issue discount and PIK instruments may have higher yields, which reflect the payment deferral and credit risk associated with these instruments;

•for accounting purposes, cash distributions to investors representing original issue discount income are not derived from paid in capital, although they may be effectively paid from any offering proceeds during any given period; thus, although the source for the cash used to pay a distribution of original issue discount income may come from the cash invested by investors, the 1940 Act does not require that investors be given notice of this fact;
•original issue discount and PIK instruments may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of the collateral; and
•original issue discount and PIK instruments may represent a higher credit risk than coupon loans; even if the conditions for income accrual under generally accepted accounting principles in the United States of America are satisfied, a borrower could still default when actual payment is due upon the maturity of such loan.
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
Any unrealized depreciation that we experience in our portfolio may be an indication of future realized losses, which could reduce our income and gains available for distribution.
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
The interest rates of some of our investments are priced using a spread over LIBOR, which will be phased out in the future.
LIBOR is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. On July 27, 2017, the U.K Financial Conduct Authority (“FCA”) announced that it would phase out LIBOR as a benchmark by the end of 2021. As of December 31, 2021, all non-U.S. dollar LIBOR publications have been phased out. The phase out of a majority of the U.S. dollar publications is delayed until June 30, 2023. The Alternative Reference Rates Committee (“ARRC”) of the Federal Reserve Bank of New York previously confirmed that this constitutes a “benchmark transition event” and established “benchmark replacement dates” in ARRC standard LIBOR transition provisions that exist in many U.S. law contracts using LIBOR. There is currently no definitive information regarding the future utilization of LIBOR.
The ARRC has identified SOFR as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by the U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, it is not possible to predict whether SOFR will attain market traction as a LIBOR replacement tool, and the future of LIBOR is still uncertain. The effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR or other reference rates that may be enacted in the United States, United Kingdom or elsewhere cannot be predicted at this time, and it is not possible to predict whether LIBOR will continue to be viewed as an acceptable market benchmark, what rate or rates may become accepted alternatives to LIBOR, or what the effect of any such changes in views or alternatives may have on the financial markets for financial instruments based on LIBOR.
To date, nearly all of the agreements with our portfolio companies governing floating rate loans are already utilizing SOFR or include fallback language providing a mechanism for a new reference interest rate in the event that LIBOR ceases to exist, and our credit facilities have been amended to utilize SOFR. Factors such as the pace of the transition to replacement or reformed rates, the specific terms and parameters for and market acceptance of any alternative reference rate, prices of and the liquidity of trading markets for products based on alternative reference rates, and our ability to transition and develop appropriate systems and analytics for one or more alternative reference rates could also have a material adverse effect on our business, financial condition and results of operations. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have a material adverse effect on our business, financial condition and results of operations.
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
We may also borrow from banks and other lenders and may issue debt securities or enter into other types of borrowing arrangements in the future. Lenders of these senior securities will have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and we would expect such lenders to seek recovery against our assets in the event of a default. We have the ability to pledge up to 100% of our assets and can grant a security interest in all of our assets under the terms of any debt instruments we could enter into with lenders. The terms of our existing indebtedness require us to comply with certain financial and operational covenants, and we expect similar covenants in future debt instruments. Failure to comply with such covenants could result in a default under the applicable credit facility or debt instrument if we are unable to obtain a waiver from the applicable lender or holder, and such lender or holder could accelerate repayment under such indebtedness and negatively affect our business, financial condition, results of operations and cash flows. In addition, under the terms of any credit facility or other debt instrument we enter into, in the event of a default, we are likely to be required by its terms to use the net proceeds of any investments that we sell to repay a portion of the amount borrowed under such facility or instrument before applying such net proceeds to any other uses. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital Resources for a discussion regarding our outstanding indebtedness.
If the value of our assets decreases, leveraging would cause NAV to decline more sharply than it otherwise would have had we not leveraged our business. Similarly, any decrease in our income would cause net investment income to decline more sharply than it would have had we not leveraged our business. Such a decline could negatively affect our ability to pay common stock dividends, scheduled debt payments or other payments related to our securities.
Illustration: The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below.

Assumed Return on Our Portfolio(1) (net of expenses)	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding Net Return to Common Stock Holder(2)	(22.8)%	(13.7)%	(4.6)%	4.5%	13.6%
_____________________________
(1)Assumes, as of December 31, 2022, $1,107.2 million in total assets, $471.7 million in debt outstanding, $609.7 million in net assets and a weighted-average interest rate of 5.9%. Actual interest payments may be different.
(2)In order for us to cover our annual interest payments on indebtedness, we must achieve annual returns on our December 31, 2022 total assets of at least 2.5%.
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
We are subject to risks associated with any revolving credit facility that utilizes a Structured Subsidiary as our interests in any Structured Subsidiary are subordinated and we could be prevented from receiving cash on our equity interests from a Structured Subsidiary.
We own directly or indirectly 100% of the equity interests in MSIF Funding, LLC (“MSIF Funding”), a special purpose Structured Subsidiary utilized in our senior secured special purpose vehicle revolving credit facility (the “JPM SPV Facility”). We consolidate the financial statements of the MSIF Funding in our consolidated financial statements and treat the indebtedness under the JPM SPV Facility as our leverage. Our interest in MSIF Funding is subordinated in priority of payment to every other obligation of MSIF Funding and is subject to certain payment restrictions set forth in the JPM SPV Facility.
We receive cash from MSIF Funding only to the extent that we receive distributions on our equity interests therein. MSIF Funding could make distributions on its equity interests only to the extent permitted by the payment priority provisions of the JPM SPV Facility. The JPM SPV Facility generally provides that payments on the respective interests could not be made on any payment date unless all amounts owing to the lenders and other secured parties are paid in full. In addition, if MSIF Funding does not meet the leverage and borrowing base requirements set forth in the agreement governing the JPM SPV Facility, a default could occur. In the event of a default under the JPM SPV Facility credit agreement, cash would be diverted from us to pay the applicable lenders and other secured parties in amounts sufficient to cause such tests to be satisfied. In the event that we fail to receive cash from MSIF Funding, we could be unable to make distributions to our stockholders in amounts sufficient to maintain our status as a RIC, or at all. We also could be forced to sell investments in portfolio companies at less than their fair value in order to continue making such distributions. We cannot assure you that distributions on the assets held by MSIF Funding will be sufficient to make any distributions to us or that such distributions will meet our expectations.
Our equity interest in MSIF Funding ranks behind all of the secured and unsecured creditors, known or unknown, including the lenders in the JPM SPV Facility. Consequently, to the extent that the value of MSIF Funding’s portfolio of loan investments has been reduced as a result of conditions in the credit markets, defaulted loans, capital gains and losses on the underlying assets, prepayment or changes in interest rates, the returns on our investments in MSIF Funding could be reduced. Accordingly, our investments in MSIF Funding could be subject to up to 100% loss.

The ability to sell investments held by a Structured Subsidiary is limited.
The credit agreement governing the JPM SPV Facility places significant restrictions on our ability, as servicer, to sell investments. As a result, there could be times or circumstances during which we are unable to sell investments or take other actions that might be in our best interests.
We may invest in derivatives or other assets that expose us to certain risks, including market risk, liquidity risk and other risks similar to those associated with the use of leverage.
We may invest in derivatives and other assets that are subject to many of the same types of risks related to the use of leverage. In October 2020, the SEC adopted Rule 18f-4 under the 1940 Act regarding the ability of a BDC to use derivatives and other transactions that create future payment or delivery obligations. Under Rule 18f-4, BDCs that use derivatives are subject to a value-at-risk leverage limit, a derivatives risk management program and testing requirements and requirements related to board reporting. These requirements apply unless the BDC qualifies as a “limited derivatives user,” as defined under Rule 18f-4. Under Rule 18f-4, a BDC may enter into an unfunded commitment agreement (which may include delayed draw and revolving loans) that will not be deemed to be a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Collectively, these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts.
We have adopted updated policies and procedures in compliance with Rule 18f-4. We expect to qualify as a “limited derivatives user.” Future legislation or rules may modify how we treat derivatives and other financial arrangements for purposes of our compliance with the leverage limitations of the 1940 Act. Future legislation or rules, may modify how leverage is calculated under the 1940 Act and, therefore, may increase or decrease the amount of leverage currently available to us under the 1940 Act, which may be materially adverse to us and our investors.
RISKS RELATED TO OUR ADVISER AND ITS AFFILIATES
Our Adviser has conflicts of interest that may create an incentive for the Adviser to enter into investments that are riskier or more speculative than would otherwise be the case and our Adviser may have an incentive to increase portfolio leverage in order to earn higher management fees.
Our Adviser and its affiliates, including our officers, may have conflicts of interest as a result of compensation arrangements, time constraints and competition for investments, which they will attempt to resolve in a fair and equitable manner, but which may result in actions that are not in the best interests of our stockholders. Our Adviser receives substantial fees from us in return for its services and these fees could influence the investment and other decisions they make on our behalf. Among other matters, the compensation arrangements could affect its judgment with respect to public offerings of equity by us, which may allow our Adviser to earn increased management fees.
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
The investment professionals utilized by our Adviser are also the investment professionals responsible for investing and managing Main Street’s investment portfolio as well as the investment portfolios of other funds and clients managed by our Adviser. These professionals are responsible for allocating investment opportunities between us, Main Street and other funds and clients managed by it. We have made and, in the future, intend to make co-investments with Main Street and other funds or clients advised by the Adviser in accordance with the conditions of an exemptive relief order from the SEC permitting such co-investment transactions. The order requires, among other things, that Main Street and the Adviser consider whether each such investment opportunity is appropriate for us, Main Street and the Adviser’s advised clients and, if it is appropriate, to propose an allocation of the investment opportunity between such other parties. As a consequence, it may be more difficult for us to maintain or increase the size of our Investment Portfolio in the future. Although the Adviser and Main Street will endeavor to allocate investment opportunities in a fair and equitable manner, including in accordance with the conditions set forth in the order issued by the SEC when relying on such order, we may face conflicts in allocating investment opportunities between us, Main Street and other funds and clients managed by the Adviser. Because our Adviser may receive performance-based fee compensation from the other funds and clients it manages, this may provide our Adviser an incentive to allocate opportunities to other funds and clients our Adviser manages, instead of us. Our Adviser and Main Street have implemented an allocation policy to ensure the equitable distribution of investment opportunities and, as a result, we may be unable to participate in certain investments based upon such allocation policy.
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
Senior Securities

We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as senior securities. As a result of issuing senior securities, we will be exposed to additional risks, including the following:
•Under the provisions of the 1940 Act, we are permitted, as a BDC, to issue senior securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% (or 150% if certain requirements are met) immediately after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we will be prohibited from issuing debt securities or preferred stock and/or borrowing money from banks or other financial institutions and may not be permitted to declare a dividend or make any distribution to stockholders or repurchase shares until such time as we satisfy this test.
•Any amounts that we use to service our debt or make payments on preferred stock will not be available for dividends to our common stockholders.

•It is likely that any senior securities or other indebtedness we issue will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, some of these securities or other indebtedness may be rated by rating agencies, and in obtaining a rating for such securities and other indebtedness, we may be required to abide by operating and investment guidelines that further restrict operating and financial flexibility.
•We and, indirectly, our stockholders will bear the cost of issuing and servicing such securities and other indebtedness.
•Preferred stock or any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock, including separate voting rights and could delay or prevent a transaction or a change in control to the detriment of the holders of our common stock.
•Any unsecured debt issued by us would generally rank (i) pari passu with our current and future unsecured indebtedness and effectively subordinated to all of our existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, and (ii) structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries.
Additional Common Stock
We are not generally able to issue and sell our common stock at a price below NAV per share. We may, however, sell our common stock, warrants, options or rights to acquire our common stock, at a price below the current NAV of the common stock if our Board of Directors determines that such sale is in the best interests of our stockholders, and our stockholders approve such sale. Moreover, we can offer no assurance that we will be able to issue and sell additional equity securities in the future, on favorable terms or at all.

Previously enacted legislation may allow us to incur additional leverage.
The 1940 Act generally prohibits us from incurring indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). However, legislation passed in March 2018 modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur by lowering the required asset coverage ratio of 200% to an asset coverage ratio of 150% (i.e., the amount of debt may not exceed 66 2/3% of the value of our assets), if certain requirements are met. Under the legislation, we are allowed to increase our leverage capacity if stockholders representing at least a majority of the votes cast, when a quorum is met, approve a proposal to do so. If we receive stockholder approval, we would be allowed to increase our leverage capacity on the first day after such approval. Alternatively, the legislation allows a “required majority” (as defined in Section 57(o) of the 1940 Act) of the members of our Board of Directors to approve an increase in our leverage capacity, and such approval would become effective after one year from the date of approval. In either case, because our common stock is not listed on a national securities exchange, we would be required to offer to repurchase 100% of the shares of our stockholders as of the date of the requisite approval over the following year (25% in each of the following four quarters). In addition, we would be required to make certain disclosures on our website and in SEC filings regarding, among other things, the receipt of approval to increase our leverage, our leverage capacity and usage, and risks related to leverage. As a result of this legislation, we may be able to increase our leverage up to an amount that reduces our asset coverage ratio from 200% to 150%. See Risk Factors — Risks Related to Leverage — Because we borrow money, the potential for gain or loss on amounts invested in us is magnified and may increase the risk of investing in us for a discussion of the risks associated with leverage.
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
Stockholders should also be aware that shares of publicly traded closed-end investment companies, including BDCs, may trade at a discount to their NAV. If our shares of common stock are eventually listed on a national securities exchange, we would not be able to predict whether our common stock would trade above, at or below NAV per share. This risk is separate and distinct from the risk that our NAV per share may decline.
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
Our share repurchase program allows stockholders to sell back their shares of common stock to us on a quarterly basis at a price equal to the NAV per share, as determined within 48 hours of the repurchase date. The share repurchase program includes numerous restrictions that limit stockholders’ the ability to sell shares back to us. At the discretion of our Board of Directors, we may make changes to the share repurchase program without prior stockholder approval. To the extent that the number of shares put to us for repurchase exceeds the number of shares that we offered to purchase, we will repurchase shares on a pro-rata basis, subject to limited exceptions, not on a first-come, first-served basis. Further, we will have no obligation to repurchase shares if the repurchase would violate the restrictions on distributions under federal law or Maryland law, which prohibit distributions that would cause a corporation to fail to meet statutory tests of solvency. These limits may prevent us from accommodating all repurchase requests made in any quarter. In addition, our Board of Directors may suspend or terminate the share repurchase program and therefore should not be relied upon as a method to sell shares promptly and at a desired price.
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
We may not be able to pay distributions to our stockholders, our distributions may not grow over time, and a portion of distributions paid to our stockholders may be a return of capital.
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
The issuance of shares of preferred stock with dividend or conversion rights, liquidation preferences or other economic terms favorable to the holders of preferred stock could adversely affect the value for our common stock by making an investment in the common stock less attractive. In addition, the dividends on any preferred stock we issue must be cumulative. Payment of dividends and repayment of the liquidation preference of preferred stock must take preference over any dividends or other payments to our common stockholders, and holders of preferred stock are not subject to any of our expenses or losses and are not entitled to participate in any income or appreciation in excess of their stated preference (other than convertible preferred stock that converts into common stock). In addition, under the 1940 Act, preferred stock constitutes a “senior security” for purposes of the asset coverage test.

FEDERAL INCOME TAX RISKS
We will be subject to corporate-level U.S. federal income tax if we are unable to qualify as a RIC under Subchapter M of the Code.

To maintain RIC tax treatment under the Code, we must meet the following annual distribution, income source and asset diversification requirements:
•The Annual Distribution Requirement for a RIC will be satisfied if we distribute to our stockholders on an annual basis at least 90% of our net ordinary taxable income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% U.S. federal excise tax on such income. Any such carryover taxable income must be distributed through a dividend declared prior to filing the final tax return related to the year which generated such taxable income. For more information regarding tax treatment, see Business — Regulation — Taxation as a Regulated Investment Company. Because we use debt financing, we are subject to certain asset coverage ratio requirements under the 1940 Act and are (and may in the future become) subject to certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirement. In addition, because we receive non-cash sources of income such as PIK interest which involves us recognizing taxable income without receiving the cash representing such income, we may have difficulty meeting the distribution requirement. If we are unable to obtain cash from other sources, we could fail to qualify for RIC tax treatment and thus become subject to corporate-level U.S. federal income tax.
•The source-of-income requirement will be satisfied if we obtain at least 90% of our gross income for each year from distributions, interest, gains from the sale of stock or securities or similar sources.
•The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. To satisfy this requirement, at least 50% of the value of our assets must consist of cash, cash equivalents, U.S. government securities, securities of other RICs, and other acceptable securities; and no more than 25% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other RICs, (i) of one issuer, (ii) of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or (iii) of certain “qualified publicly traded partnerships.”
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

Since, in certain cases, we may recognize taxable income before or without receiving cash representing such income, we may have difficulty meeting the Annual Distribution Requirement necessary to maintain RIC tax treatment under the Code. Accordingly, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level U.S. federal income tax. For additional discussion regarding the tax implications of a RIC, please see Business — Regulation — Taxation as a Regulated Investment Company.
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
At any time, the federal income tax laws governing RICs or the administrative interpretations of those laws or regulations may be amended. Any new laws, regulations or interpretations may take effect retroactively and could adversely affect the taxation of us or our stockholders. Therefore, changes in tax laws, regulations or administrative interpretations or any amendments thereto could diminish the value of an investment in our shares or the value or the resale potential of our investments. If we do not comply with applicable laws and regulations, we could lose any licenses that we then hold for the conduct of our business and may be subject to civil fines and criminal penalties.
GENERAL RISK FACTORS
Events outside of our control, including public health crises, supply chain disruptions and inflation, could negatively affect our portfolio companies and the results of our operations.
Periods of market volatility could occur in response to pandemics or other events outside of our control. We and the portfolio companies in which we invest in could be affected by force majeure events (i.e., events beyond the control of the party claiming that the event has occurred, such as acts of God, fire, flood, earthquakes, outbreaks of an infectious disease, pandemic or any other serious public health concern, war, terrorism, labor strikes, major plant breakdowns, pipeline or electricity line ruptures, failure of technology, defective design and construction, accidents, demographic changes, government macroeconomic policies, social instability, etc.). Some force majeure events could adversely affect the ability of a party (including us, a portfolio company or a counterparty to us) to perform its obligations until it is able to remedy the force majeure event. In addition, force majeure events, such as the cessation of the operation of equipment for repair or upgrade, could similarly lead to the unavailability of essential equipment and technologies. These risks could, among other effects, adversely impact the cash flows available from a portfolio company, cause personal injury or loss of life, including to an officer, director or a member of our investment team, damage property, or instigate disruptions of service. In addition, the cost to a portfolio company or us of repairing or replacing damaged assets resulting from such force majeure event could be considerable.
It will not be possible to insure against all such events, and insurance proceeds received, if any, could be inadequate to completely or even partially cover any loss of revenues or investments, any increases in operating and maintenance expenses, or any replacements or rehabilitation of property. Certain events causing catastrophic loss could be either uninsurable, or insurable at such high rates as to adversely impact us or portfolio companies, as applicable. Force majeure events that are incapable of or are too costly to cure could have permanent adverse effects. Certain force majeure events (such as war or an outbreak of an infectious disease) could have a broader negative impact on the world economy and international business activity generally, or in any of the countries in which we invest or our portfolio companies operate specifically. Such force majeure events could result in or coincide with: increased volatility in the global securities, derivatives and currency markets; a decrease in the reliability of market prices and difficulty in valuing assets; greater fluctuations in currency exchange rates; increased risk of default (by both government and private issuers); further social, economic, and political instability; nationalization of private enterprise; greater governmental involvement in the economy or in social factors that impact the economy; less governmental regulation and supervision of the securities markets and market participants and decreased monitoring of the markets by governments or self-regulatory organizations and reduced enforcement of regulations; limited, or limitations on, the activities of investors in such markets; controls or restrictions on foreign investment, capital controls and limitations on repatriation of invested capital; inability to purchase and sell investments or otherwise settle security or derivative transactions (i.e., a market freeze); unavailability of currency hedging techniques; substantial, and in some periods extremely high, rates of inflation, which can last many years and have substantial negative effects on credit and securities markets as well as the economy as a whole; recessions; and difficulties in obtaining and/or enforcing legal judgments.
We are currently operating in a period of capital markets disruption and economic uncertainty, and capital markets may experience periods of disruption and instability in the future. These market conditions may materially and adversely affect debt and equity capital markets in the United States and abroad, which may have a negative impact on our business and operations.
The success of our activities is affected by general economic and market conditions, including, among others, interest rates, availability of credit, inflation rates, economic uncertainty, changes in laws, and trade barriers. These factors could affect the level and volatility of securities prices and the liquidity of our investments. Volatility or illiquidity could impair our profitability or result in losses. These factors also could adversely affect the availability or cost of our leverage, which would result in lower returns.
These disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. Such disruptions could adversely affect our business, financial condition, results of operations and cash flows, and future market disruptions and/or illiquidity could negatively impact us. These unfavorable economic conditions could increase our funding costs and limit our access to the capital markets, and could result in a decision by lenders not to extend credit to us in the future. These events could limit our investments, our ability to grow and could negatively impact our operating results and the fair values of our debt and equity investments.
Government intervention in the credit markets could adversely affect our business.
The central banks and, in particular, the U.S. Federal Reserve, have taken unprecedented steps since the financial crises of 2008-2009 and the COVID-19 global pandemic and in response to inflationary pressures. It is impossible to predict if, how, and to what extent the United States and other governments would further intervene in the credit markets. Such intervention is often prompted by politically sensitive issues involving family homes, student loans, real estate speculation, credit card receivables, pandemics, etc., and could, as a result, be contrary to what we would predict from an “economically rational” perspective.
On the other hand, recent governmental intervention could mean that the willingness of governmental bodies to take additional extraordinary action is diminished. As a result, in the event of near-term major market disruptions, like those caused by the COVID-19 pandemic, there might be only limited additional government intervention, resulting in correspondingly greater market dislocation and materially greater market risk.

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
Our business is highly dependent on our and third parties’ communications and information systems. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third-party service providers, could cause delays or other problems in our activities. Our and our Adviser’s financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and adversely affect our business. There could be:
•sudden electrical or telecommunications outages;
•natural disasters such as earthquakes, tornadoes and hurricanes;
•disease pandemics;
•events arising from local or larger scale political or social matters, including terrorist acts; and
•cyber attacks, including software viruses, ransomware, malware and phishing and vishing schemes.
The failure in cyber security systems, as well as the occurrence of events unanticipated in our and our Adviser’s disaster recovery systems and management continuity planning could impair our ability to conduct business effectively.
The occurrence of a disaster such as a cyber-attack, a natural catastrophe, an industrial accident, a terrorist attack or war, events unanticipated in our and our Adviser’s disaster recovery systems, or a support failure from external providers, could have an adverse effect on our ability to conduct business and on our results of operations and financial condition, particularly if those events affect our computer-based data processing, transmission, storage, and retrieval systems or destroy data. If a significant number of our managers were unavailable in the event of a disaster, our ability to effectively conduct our business could be severely compromised.
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
Our shares are not listed on an exchange or quoted through a quotation system. There is currently no market for our common stock, and we do not expect that a market for our shares will develop in the future. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder, or at all. None of our common stock has been authorized for issuance under any equity compensation plans. With the approval of our Board of Directors, we closed our continuous follow-on public offering of shares to new investors effective September 30, 2017. Following the closing of our continuous follow-on public offering, we have continued to issue shares pursuant to our dividend reinvestment plan. We raised gross proceeds totaling $881.5 million in our public offering including proceeds from the dividend reinvestment plan of $147.2 million through December 31, 2022.
Set forth below is a chart describing the classes of our securities outstanding as of March 13, 2023:

Title of Class	Amount Authorized	Amount Held by Us or for Our Account	Amount Outstanding Exclusive of Amount Under Column
Common Stock, par value $0.001 per share	450,000,000	—	80,151,040
As of March 13, 2023, we had 14,654 record holders of our common stock.
DIVIDEND/DISTRIBUTION POLICY
We currently intend to distribute dividends or make distributions to our stockholders out of assets legally available for distribution. Our dividends and other distributions, if any, will be determined by our Board of Directors from time to time. Our ability to declare dividends depends on our earnings, our overall financial condition (including our liquidity position), maintenance of our RIC status and such other factors as our Board of Directors may deem relevant from time to time. When we make distributions, we are required to determine the extent to which such distributions are paid out of current or accumulated earnings, recognized capital gains or capital. To the extent there is a return of capital (a distribution of the stockholders’ invested capital), investors will be required to reduce their basis in our stock for federal tax purposes. In the future, our distributions may include a return of capital.
We have adopted a dividend reinvestment plan (the “DRIP”) that provides for the reinvestment of dividends on behalf of our stockholders. As a result, if we declare a cash dividend, our stockholders who have “opted in” to the DRIP will have their cash dividend automatically reinvested into additional shares of MSIF common stock. The number of shares of common stock to be issued to a stockholder under the DRIP shall be determined by dividing the total dollar amount of the distribution payable to such stockholder by a price per share of common stock determined by our Board of Directors or a committee thereof, in its sole discretion, that is (i) not less than the NAV per share of common stock determined in good faith by the Board of Directors or a committee thereof, in its sole discretion, within 48 hours prior to the payment of the distribution (NAV per share) and (ii) not more than 2.5% greater than the NAV per share as of such date.
SALES OF UNREGISTERED SECURITIES
During the year ended December 31, 2022, we issued 2,259,611 shares of our common stock under the DRIP. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended. On May 2, 2022, we also sold 94,697 shares of our common stock to Main Street at $7.92 per share, the price set by MSIF to issue shares under the DRIP for the May 2, 2022 dividend payment. This sale of shares was exempt from registration under section 4(a)(2) of the Securities Act of 1933, as amended. The aggregate value of the shares of our common stock issued during 2022 under the DRIP and pursuant to the exempt sale transaction was $18.5 million.

PURCHASES OF EQUITY SECURITIES
Prior to March 31, 2020, we historically conducted quarterly tender offers pursuant to our share repurchase program. On March 31, 2020, our Board of Directors unanimously approved a temporary suspension of our share repurchase program commencing with the second quarter of 2020. The Board of Directors determined that it was in our best interest to suspend the share repurchase program in order to preserve financial flexibility and liquidity given the potential prolonged impacts of COVID-19. From April 2020 through March 2021, the share repurchase program remained suspended due to the impacts of the COVID-19 pandemic. On March 8, 2021, we announced that our Board of Directors approved the reinstatement of the share repurchase program following the payment of the dividend declared by the Board of Directors for payment on April 1, 2021.
Under the terms of the reinstated share repurchase program, we offer to purchase shares at the estimated NAV per share, as determined within 48 hours prior to the repurchase date. The amount of shares of our common stock to be repurchased during any calendar quarter may be equal to the lesser of (i) the number of shares of common stock we could repurchase with the proceeds we received from the issuance of common stock under the DRIP or (ii) 2.5% of the weighted-average number of shares of common stock outstanding in the prior four calendar quarters. Upon resuming making offers to repurchase shares pursuant to the share repurchase program, we are currently limiting repurchase offers to the number of shares of common stock we can repurchase with 90% of the cash retained as a result of issuances of common stock under the DRIP.
At the discretion of our Board of Directors, we may also use cash on hand, cash available from borrowings and cash from the sale of investments as of the end of the applicable period to repurchase shares. Our Board of Directors may amend, suspend or terminate the share repurchase program upon 30 days’ notice. Since inception of the share repurchase program, we have funded the repurchase of $129.0 million in shares of common stock.
The following table lists shares we repurchased under our share repurchase program during the fourth quarter of 2022:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
October 1 through October 31, 2022	—	—	—	—
November 1 through November 30, 2022	522,310	$7.66	522,310	N/A
December 1 through December 31, 2022	—	—	—	—

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
INVESTMENT PORTFOLIO SUMMARY
The following tables provide a summary of our investments in the Private Loan, LMM and Middle Market portfolios as of December 31, 2022 and 2021 (this information excludes Other Portfolio investments, which are discussed further below):

	As of December 31, 2022
	Private Loan	LMM (a)	Middle Market
	(dollars in millions)
Number of portfolio companies	70	48	21
Fair value	$559.8	$352.7	$126.7
Cost	$563.0	$312.5	$159.7
Debt investments as a % of portfolio (at cost)	96.2%	73.2%	95.0%
Equity investments as a % of portfolio (at cost)	3.8%	26.8%	5.0%
% of debt investments at cost secured by first priority lien	99.4%	99.9%	98.5%
Weighted-average annual effective yield (b)	11.8%	12.1%	11.3%
Average EBITDA (c)	$36.8	$8.6	$79.2
_____________________________
(a)At December 31, 2022, we had equity ownership in all of our LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was 9%.
(b)The weighted-average annual effective yields were computed using the effective interest rates for all debt investments at cost as of December 31, 2022, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status. The weighted-average annual effective yield on our debt portfolio as of December 31, 2022 including debt investments on non-accrual status was 11.4% for our Private Loan portfolio, 11.7% for our LMM portfolio and 9.7% for our Middle Market portfolio. The weighted-average annual effective yield is not reflective of what an investor in shares of our common stock will realize on its investment because it does not reflect our utilization of debt capital in our capital structure, our expenses or any sales load paid by an investor.
(c)The average EBITDA is calculated using a weighted-average for the Private Loan and Middle Market portfolios and a simple average for the LMM portfolio. These calculations exclude certain portfolio companies, including one Private Loan portfolio company, as EBITDA is not a meaningful valuation metric for our investment in this portfolio company, and those portfolio companies whose primary purpose is to own real estate.

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
_____________________________
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
For the years ended December 31, 2022 and 2021, we achieved a total return on investments of 9.1% and 17.9%, respectively. Total return on investments is calculated using the interest, dividend, and fee income, as well as the realized and unrealized change in fair value of the Investment Portfolio for the specified period. Our total return on investments is not reflective of what an investor in shares of our common stock will realize on its investment because it does not reflect our utilization of debt capital in our capital structure, our expenses or any sales load paid by an investor.
As of December 31, 2022, we had Other Portfolio investments in four companies, collectively totaling $29.0 million in fair value and $24.7 million in cost basis and which comprised 2.7% and 2.3% of our Investment Portfolio at fair value and cost, respectively. As of December 31, 2021, we had Other Portfolio investments in four companies, collectively totaling $26.8 million in fair value and $25.6 million in cost basis and which comprised 2.5% and 2.4% of our Investment Portfolio at fair value and cost, respectively.
CRITICAL ACCOUNTING POLICIES
The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the periods reported. Actual results could materially differ from those estimates. Critical accounting policies are those that require management to make subjective or complex judgments about the effect of matters that are inherently uncertain and may change in subsequent periods. Changes that may be required in the underlying assumptions or estimates in these areas could have a material impact on our current and future financial condition and results of operations.
Management has discussed the development and selection of each critical accounting policy and estimate with the Audit Committee of the Board of Directors. Our critical accounting policies and estimates include the Investment Portfolio Valuation and Revenue Recognition policies described below. Our significant accounting policies are described in greater detail in Note B — Summary of Significant Accounting Policies to the consolidated financial statements included in Item 8. Consolidated Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
Investment Portfolio Valuation
The most significant determination inherent in the preparation of our consolidated financial statements is the valuation of our Investment Portfolio and the related amounts of unrealized appreciation and depreciation. We consider this determination to be a critical accounting estimate, given the significant judgments and subjective measurements required. As of December 31, 2022 and 2021, our Investment Portfolio valued at fair value represented 96% and 94%, respectively, of our total assets. We are required to report our investments at fair value. We follow the provisions of FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. ASC 820 requires us to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal market that are independent, knowledgeable and willing and able to transact. See Note B.1. — Summary of Significant Accounting Policies — Valuation of the Investment Portfolio included in Item 8. Consolidated Financial Statements and Supplementary Data of this Annual Report on Form 10-K for a detailed discussion of our Investment Portfolio valuation process and procedures.
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
In December 2020, the SEC adopted Rule 2a-5 under the 1940 Act, which permits a BDC’s board of directors to designate its executive officers or investment adviser as a valuation designee to determine the fair value for its investment portfolio, subject to the active oversight of the board. Our Board of Directors has approved policies and procedures pursuant to Rule 2a-5 (the “Valuation Procedures”) and has designated our Adviser, led by a group of Main Street’s and our Adviser’s executive officers, to serve as the Board of Directors’ valuation designee. We believe our Investment Portfolio as of December 31, 2022 and 2021 approximates fair value as of those dates based on the markets in which we operate and other conditions in existence on those reporting dates.
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

Payment-in-Kind (“PIK”) Interest and Cumulative Dividends
We hold certain debt and preferred equity instruments in our Investment Portfolio that contain PIK interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed or sold. To maintain RIC tax treatment (as discussed in Note B.7. — Summary of Significant Accounting Policies — Income Taxes included in Item 8. Consolidated Financial Statements and Supplementary Data of this Annual Report on Form 10-K), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though we may not have collected the PIK interest and cumulative dividends in cash. We stop accruing PIK interest and cumulative dividends and write off any accrued and uncollected interest and dividends in arrears when we determine that such PIK interest and dividends in arrears are no longer collectible. For the years ended December 31, 2022, 2021 and 2020, (i) 2.5%, 2.3% and 5.1%, respectively, of our total investment income was attributable to PIK interest income not paid currently in cash and (ii) 0.6%, 0.3% and 0.2%, respectively, of our total investment income was attributable to cumulative dividend income not paid currently in cash.
INVESTMENT PORTFOLIO COMPOSITION
The following tables summarize the composition of our total combined Private Loan, LMM and Middle Market portfolio investments at cost and fair value by type of investment as a percentage of the total combined Private Loan, LMM and Middle Market portfolio investments as of December 31, 2022 and 2021 (this information excludes Other Portfolio investments):

Cost:	December 31, 2022	December 31, 2021
First lien debt	88.5%	87.2%
Equity	10.8	11.7
Second lien debt	0.3	0.7
Equity warrants	0.2	0.1
Other	0.2	0.3
	100.0%	100.0%

Fair Value:	December 31, 2022	December 31, 2021
First lien debt	81.4%	82.8%
Equity	17.9	16.1
Second lien debt	0.3	0.7
Equity warrants	0.1	0.1
Other	0.3	0.3
	100.0%	100.0%
Our Private Loan, LMM and Middle Market portfolio investments carry a number of risks including: (1) investing in companies which may have limited operating histories and financial resources; (2) holding investments that generally are not publicly traded and which may be subject to legal and other restrictions on resale; and (3) other risks common to investing in below investment-grade debt and equity investments in our Investment Portfolio. Please see Item 1A. Risk Factors — Risks Related to our Investments contained in this Annual Report on Form 10-K for a more complete discussion of the risks involved with investing in our Investment Portfolio.
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
As of December 31, 2022, our total Investment Portfolio had seven investments on non-accrual status, which comprised 0.8% of its fair value and 4.8% of its cost. As of December 31, 2021, our total Investment Portfolio had four investments on non-accrual status, which comprised 0.7% of its fair value and 2.8% of its cost.
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
DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
Set forth below is a comparison of the results of operations and changes in financial condition for the years ended December 31, 2022 and 2021. The comparison of, and changes between, the fiscal years ended December 31, 2021 and 2020 can be found within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which is incorporated herein by reference.
Comparison of the years ended December 31, 2022 and 2021

	Year Ended December 31,		Net Change
	2022	2021	Amount	%
	(dollars in thousands)
Total investment income	$103,765	$90,128	$13,637	15%
Total expenses, net of expense waivers	(50,896)	(36,769)	(14,127)	38%
Net investment income	52,869	53,359	(490)	(1)%
Total net realized loss from investments	(3,936)	(498)	(3,438)	NM
Realized loss on extinguishment of debt	—	(2,430)	2,430	NM
Total net unrealized appreciation (depreciation) from investments	(1,702)	25,095	(26,797)	NM
Income tax provision	(1,643)	(1,890)	247	NM
Net increase in net assets resulting from operations	$45,588	$73,636	$(28,048)	(38)%
_____________________________
NM — Net Change % not meaningful

Investment Income
Total investment income for the year ended December 31, 2022 was $103.8 million, a 15% increase from the $90.1 million of total investment income for the prior year. The following table provides a summary of the changes in the comparable period activity.

	Year Ended December 31,		Net Change
	2022	2021	Amount	%
	(dollars in thousands)
Interest income	$90,811	$72,536	$18,275	25%	(a)
Dividend income	9,442	15,880	(6,438)	(41)%	(b)
Fee income	3,512	1,712	1,800	105%	(c)
Total investment income	$103,765	$90,128	$13,637	15%	(d)
_____________________________
(a)The increase in interest income was primarily due to (i) higher average levels of Investment Portfolio debt investments and (ii) higher floating interest rates on Investment Portfolio debt investments based upon the increase in the market index rates for these floating rate investments, which are primarily London Interbank Offered Rate (“LIBOR”) and the Secured Overnight Financing Rate (“SOFR”).

(b)The decrease in dividend income from Investment Portfolio equity investments was primarily a result of a $4.0 million decrease in dividend income considered to be less consistent or non-recurring and an overall decrease in dividends from our portfolio companies as compared to the prior year.
(c)The increase in fee income was primarily a result of (i) a $1.3 million increase in fee income considered to be less consistent or non-recurring due to prepayment and other activity related to certain Investment Portfolio debt investments and (ii) an increase in management fee income from our equity portfolio investments.
(d)The increase in total investment income includes a net reduction of $2.7 million due to the impact of certain income considered less consistent or non-recurring, comprised of a $4.0 million decrease in dividend income, partially offset by a $1.3 million increase in fee income.
Expenses
Total expenses, net of expense waivers, for the year ended December 31, 2022 were $50.9 million, a 38% increase from $36.8 million in the prior year. The following table provides a summary of the changes in the comparable period activity:

	Year Ended December 31,		Net Change
	2022	2021	Amount	%
	(dollars in thousands)
Interest expense	$24,423	$14,469	$9,954	69%	(a)
Base management fees	19,831	17,316	2,515	15%	(b)
Incentive fees	2,130	557	1,573	282%	(c)
Internal administrative services fees	5,147	4,317	830	19%
General and administrative	3,905	4,427	(522)	(12)%
Total expenses before expense waivers	55,436	41,086	14,350	35%
Waiver of internal administrative services expenses	(4,540)	(4,317)	(223)	5%
Total expenses	$50,896	$36,769	$14,127	38%
_____________________________
(a)The increase in interest expense was primarily related to (i) higher floating interest rates on our Credit Facilities (as defined in Liquidity and Capital Resources below) based upon the increases in market index rates for these floating rate obligations and (ii) higher weighted average debt balances to support our investment activity.

(b)The increase in base management fees was due to an increase in average gross assets subject to the base management fee.

(c)The increase in incentive fees is due to the increase in Pre-Incentive Fee Net Investment Income resulting from MSC Income Fund’s improved operating results in 2022.
Net Investment Income
Net investment income for the year ended December 31, 2022 decreased 1% to $52.9 million, or $0.66 per share, compared to net investment income of $53.4 million, or $0.67 per share, in 2021. The decrease in net investment income was principally attributable to the increase in total expenses, partially offset by the increase in total investment income, both as discussed above. The decrease in net investment income and net investment income on a per share basis includes a $2.7 million, or $0.03 per share, decrease in investment income considered less consistent or non-recurring, as discussed above.
Net Realized Loss on Extinguishment of Debt
We recognize a realized loss on extinguishment of debt when debt is repaid prior to its maturity date and unamortized deferred financing fees are fully accelerated. The net realized loss on extinguishment of debt recognized in 2021 was due to the full repayments of the Deutsche Bank Credit Facility during February 2021 and the Main Street Term Loan during October 2021, which resulted in losses of $2.1 million and $0.3 million, respectively. See Note E — Debt included in Item 8. Consolidated Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
Net Realized Gain (Loss)
The following table provides a summary of the primary components of the total net realized loss on investments of $3.9 million for the year ended December 31, 2022:

	Year Ended December 31, 2022
	Full Exits		Partial Exits		Restructures		Other (a)	Total
	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	Net Gain/(Loss)
	(dollars in thousands)
Private Loan portfolio	$5,849	2	$—	—	$(9,014)	2	$(27)	$(3,192)
LMM portfolio	—	—	—	—	(1,456)	1	198	(1,258)
Middle Market portfolio	(145)	3	—	—	—	—	(42)	(187)
Other Portfolio	—	—	779	1	—	—	(78)	701
Total net realized gain (loss)	$5,704	5	$779	1	$(10,470)	3	$51	$(3,936)
_________________
(a)Other activity includes realized gains and losses from transactions involving 15 portfolio companies which are not considered to be significant individually or in the aggregate.

The following table provides a summary of the primary components of the total net realized loss on investments of $0.5 million for the year ended December 31, 2021:

	Year Ended December 31, 2021
	Full Exits		Partial Exits		Restructures		Other (a)	Total
	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	Net Gain/(Loss)
	(dollars in thousands)
Private Loan portfolio	$1,061	1	$—	—	$—	—	$825	$1,886
LMM portfolio	9,176	3	—	—	(1,193)	1	18	8,001
Middle Market portfolio	(110)	2	(2,470)	1	(4,179)	1	261	(6,498)
Other Portfolio	(3,684)	1	—	—	—	—	(203)	(3,887)
Total net realized gain (loss)	$6,443	7	$(2,470)	1	$(5,372)	2	$901	$(498)
_____________________________
(a)Other activity includes realized gains and losses from transactions involving 12 portfolio companies which are not considered to be significant individually or in the aggregate.
Net Unrealized Appreciation (Depreciation)
The following table provides a summary of the total net unrealized depreciation of $1.7 million for the year ended December 31, 2022:

	Year Ended December 31, 2022
	Private Loan	LMM(a)	Middle Market	Other	Total
	(dollars in thousands)
Accounting reversals of net unrealized (appreciation) depreciation recognized in prior periods due to net realized (gains / income) losses recognized during the current period	$3,212	$1,462	$(978)	$(392)	$3,304
Net unrealized appreciation (depreciation) relating to portfolio investments	(5,997)	4,289	(6,769)	3,471	(5,006)
Total net unrealized appreciation (depreciation) relating to portfolio investments	$(2,785)	$5,751	$(7,747)	$3,079	$(1,702)
_________________
(a)Includes unrealized appreciation on 24 LMM portfolio investments and unrealized depreciation on 18 LMM portfolio investments.
The following table provides a summary of the total net unrealized appreciation of $25.1 million for the year ended December 31, 2021:

	Year Ended December 31, 2021
	Private Loan	LMM(a)	Middle Market	Other	Total
	(dollars in thousands)
Accounting reversals of net unrealized (appreciation) depreciation recognized in prior periods due to net realized (gains / income) losses recognized during the current period	$92	$(6,201)	$4,522	$3,198	$1,611
Net unrealized appreciation (depreciation) relating to portfolio investments	10,841	14,805	(4,647)	2,485	23,484
Total net unrealized appreciation (depreciation) relating to portfolio investments	$10,933	$8,604	$(125)	$5,683	$25,095
_____________________________
(a)Includes unrealized appreciation on 20 LMM portfolio investments and unrealized depreciation on 14 LMM portfolio investments.

Income Tax Provision
The income tax provision for the year ended December 31, 2022 of $1.6 million principally consisted of (i) a current tax provision of $1.3 million related to a $0.8 million provision for excise tax on our estimated undistributed taxable income and $0.5 million provision for current U.S. federal and state income taxes and (ii) a deferred tax provision of $0.4 million, which is primarily the result of the net activity relating to our portfolio investments held in our Taxable Subsidiaries, including changes in loss carryforwards, changes in net unrealized appreciation/depreciation, changes in valuation allowance and other temporary book-tax differences.

The income tax provision for the year ended December 31, 2021 of $1.9 million consisted of a current tax provision of $1.9 million related to a $1.4 million provision for excise tax on our estimated undistributed taxable income and $0.5 million provision for current state income taxes.
Net Increase in Net Assets Resulting from Operations
The net increase in net assets resulting from operations for the year ended December 31, 2022 was $45.6 million, or $0.57 per share, compared with $73.6 million, or $0.92 per share, during the year ended December 31, 2021. The tables above provide a summary of the reasons for the change in net assets resulting from operations for the year ended December 31, 2022 as compared to the year ended December 31, 2021.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
For the year ended December 31, 2022, we experienced a net decrease in cash and cash equivalents of $4.5 million, which is the result of $81.2 million of cash used in our financing activities, partially offset by $76.7 million of cash provided by our operating activities.
The $81.2 million used in financing activities principally consisted of (i) $105.0 million net cash repayments related to our TIAA Credit Facility and JPM SPV Facility (together, the “Credit Facilities”), (ii) $33.0 million in cash dividends paid to stockholders, (iii) $16.0 million for the repurchase of common stock and (iv) $0.1 million for deferred financing costs, partially offset by (i) $72.5 million of cash proceeds from our Series A Notes (defined below) issued in January 2022 and (ii) $0.8 million net cash proceeds related to our common stock issuance.
The $76.7 million of cash provided by our operating activities resulted primarily from (i) cash proceeds totaling $247.5 million from the sales and repayments of debt investments and sales of and return of capital from equity investments, (ii) cash flows that we generated from the operating profits earned totaling $43.5 million, which is our net investment income, excluding the non-cash effects of the accretion of unearned income, payment-in-kind interest income, cumulative dividends and the amortization expense for deferred financing costs and (iii) cash proceeds of $2.9 million related to the change in other assets and liabilities, partially offset by the funding of new and follow-on portfolio investments of $217.2 million.
For the year ended December 31, 2021, we experienced a net decrease in cash and cash equivalents in the amount of $23.3 million, which is the net result of $191.1 million of cash used in our operating activities and $167.9 million of cash provided by our financing activities.

During that period, $191.1 million of cash was used in our operating activities, which principally consisted of the (i) the funding of new and follow-on portfolio investments of $551.1 million, partially offset by repayment of portfolio investments of $334.5 million and (ii) cash flows we generated from the operating profits earned totaling $42.4 million, which is our net investment income, excluding the non cash effects of the accretion of unearned income, payment-in-kind interest income, cumulative dividends and the amortization expense for deferred financing costs, partially offset by cash payments of $17.0 million related to changes in other assets and liabilities.

During the year ended December 31, 2021, $167.9 million was provided by financing activities, which principally consisted of (i) a net $124.9 million increase in borrowings outstanding under our Credit Facilities, (ii) $77.5 million of cash proceeds from our Series A Notes and (iii) $0.7 million net cash proceeds related to our common stock issuances, partially offset by (i) $18.7 million in cash dividends paid to stockholders, (ii) $10.1 million in repurchases of common stock from existing stockholders, (iii) $6.1 million of deferred debt issuance costs and (iv) $0.2 million in offering costs paid to our previous investment adviser (“HMS Adviser”).
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
On March 2, 2021, our Board of Directors unanimously approved the reinstatement of the share repurchase program commencing in April 2021 with repurchases effectuated via tender offers, and we have conducted quarterly tender offers pursuant to the share repurchase program since then. The quarterly tender offers are generally equal to 90% of the aggregate DRIP proceeds resulting from dividend payments. See Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities of Part II of this Annual Report on Form 10-K for more information regarding repurchases of our common stock during the year ended December 31, 2022.
Capital Resources
As of December 31, 2022, we had $21.3 million in cash and cash equivalents and $168.3 million of unused capacity under the Credit Facilities, which we maintain to support our investment and operating activities. As of December 31, 2022, our NAV totaled $1,107.2 million, or $7.61 per share.
As of December 31, 2022, we had $98.0 million outstanding and $67.0 million of undrawn commitments under our TIAA Credit Facility and $223.7 million outstanding and $101.3 million of undrawn commitments under our JPM SPV Facility, both of which we estimated approximated fair value. Availability under our Credit Facilities is subject to certain leverage and borrowing base limitations. For further information on our Credit Facilities, including key terms and financial covenants, refer to Note E — Debt included in Item 8. Consolidated Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
In October 22, 2021, we issued $150.0 million in aggregate principal amount of the Company’s 4.04% Series A Senior Notes due 2026 (the “Series A Notes”). For more information on our Series A Notes and the Main Street Term Loan, including key terms and financial covenants, refer to Note E — Debt included in Item 8. Consolidated Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
We closed our continuous follow-on public offering of shares to new investors effective September 2017. As such, our ability to raise additional equity is limited.
As a BDC, we generally are required to maintain a coverage ratio, or BDC asset coverage ratio, of total assets to total senior securities, which include borrowings and any preferred stock we may issue in the future, of at least 200% (or 150% if certain requirements are met in the future). This requirement limits the amount that we may borrow. As of December 31, 2022, our BDC asset coverage ratio was 229%. The combination of these factors limits our access to capital to fund future investment activities or operating requirements, including our ability to grow the Investment Portfolio. We anticipate that we will continue to fund our investment activities and operating requirements through existing cash and cash equivalents, cash flows generated through our ongoing operating activities, including cash proceeds from the repayments and from the sales of investments in our portfolio companies, and utilization of available borrowings under our Credit Facilities. Our primary uses of funds will be investments in portfolio companies, operating expenses, cash distributions to holders of our common stock and share repurchases under our share repurchase program.
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
Recently Issued or Adopted Accounting Standards

From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that are adopted by us as of the specified effective date. We believe that the impact of recently issued standards and any that are not yet effective will not have a material impact on our consolidated financial statements upon adoption. For a description of recently issued or adopted accounting standards, see Note B.11. — Summary of Significant Accounting Policies — Recently Issued or Adopted Accounting Standards included in Item 8. Consolidated Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
Inflation
Inflation has not historically had a significant effect on our results of operations in any of the reporting periods presented herein. However, our portfolio companies have experienced, specifically including over the last few years, as a result of recent geopolitical events, supply chain and labor issues, and may continue to experience, the increasing impacts of inflation on their operating results, including periodic escalations in their costs for labor, raw materials and third-party services and required energy consumption. These issues and challenges related to inflation are receiving significant attention from our investment teams and the management teams of our portfolio companies as we work to manage these growing challenges. Prolonged or more severe impacts of inflation to our portfolio companies could continue to affect their operating profits and, thereby, increase their borrowing costs, and as a result negatively impact their ability to service their debt obligations and/or reduce their available cash for distributions. In addition, these factors could have a negative effect on the fair value of our investments in these portfolio companies. The combined impacts therefrom in turn could negatively affect our results of operations.
Off-Balance Sheet Arrangements
We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments include commitments to extend credit and fund equity capital and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the Consolidated Balance Sheets. At December 31, 2022, we had a total of $67.5 million in outstanding commitments comprised of (i) 69 investments with commitments to fund revolving loans that had not been fully drawn or term loans with additional commitments not yet funded and (ii) three investments with equity capital commitments that had not been fully called.
Contractual Obligations
As of December 31, 2022, we had $471.7 million in total borrowings outstanding under our Credit Facilities and Series A Notes. The TIAA Credit Facility will mature on March 1, 2026. The JPM SPV Facility will mature on February 3, 2025. The Series A Notes will mature on October 30, 2026. See further discussion of the terms of our Credit Facilities, Series A Notes and other debt in Note E — Debt included in Item 8. Consolidated Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings at December 31, 2022 is as follows:

	2023	2024	2025	2026	2027	Thereafter	Total
	(dollars in thousands)
JPM SPV Facility(1)	$—	$—	$223,688	$—	$—	$—	$223,688
Series A Notes	—	—	—	150,000	—	—	150,000
Interest due on Series A Notes	6,060	6,060	6,060	6,060	—	—	24,240
TIAA Credit Facility(2)	—	—	—	98,000	—	—	98,000
Total	$6,060	$6,060	$229,748	$254,060	$—	$—	$495,928
_____________________________
(1)As of December 31, 2022, $101.3 million remained available to borrow under the JPM SPV Facility; however, our borrowing ability is limited to leverage and borrowing base restrictions imposed by the JPM SPV Facility and the 1940 Act, as discussed above.
(2)As of December 31, 2022, $67.0 million remained available to borrow under the TIAA Credit Facility; however, our borrowing ability is limited to leverage and borrowing base restrictions imposed by the TIAA Credit Facility and the 1940 Act, as discussed above.
Related Party Transactions and Agreements
We have entered into agreements with our Adviser and/or certain of its affiliates and other parties whereby we pay certain fees and reimbursements to these entities. These included payments for selling commissions and fees and for reimbursement of offering costs. In addition, we make payments for certain services that include the identification, execution and management of our investments and also the management of our day-to-day operations provided to us by our Adviser, pursuant to various agreements that we have entered into. See Note K — Related Party Transactions included Item 8. Consolidated Financial Statements and Supplementary Data of this Annual Report on Form 10-K for additional information regarding related party transactions.
Recent Developments
In January 2023, we repurchased 519,367 shares of our common stock validly tendered and not withdrawn on the terms set forth in our tender offer statement on Schedule TO and Offer to Purchase filed with the SEC on February 3, 2023. The shares were repurchased at a price of $7.67 per share, which was our NAV per share as of January 31, 2023, for an aggregate purchase price of $4.0 million (an amount equal to 90% of the proceeds we received from the issuance of shares under the DRIP from our January 31, 2023 dividend payment).
In March 2023, our Board of Directors declared a quarterly cash dividend of $0.175 per share payable May 1, 2023 to stockholders of record as of March 31, 2023.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are subject to financial market risks, including changes in interest rates, and changes in interest rates may affect both our interest expense on the debt outstanding under our Credit Facilities and our interest income from portfolio investments. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. Our investment income will be affected by changes in various interest rate indices, including LIBOR, SOFR and Prime rates, to the extent that any debt investments include floating interest rates. See Risk Factors — Risks Related to our Investments — The interest rates of some of our investments are priced using a spread over LIBOR, which will be phased out in the future., Risk Factors — Risks Related to our Business and Structure — We are subject to risks associated with the interest rate environment and changes in interest rates will affect our cost of capital, net investment income and the value of our investments. and Risk Factors — Risks Related to Leverage — Because we borrow money, the potential for gain or loss on amounts invested in us is magnified and may increase the risk of investing in us. included in Item 1A. Risk Factors of this Annual Report on Form 10-K for more information regarding risks associated with our debt investments and borrowings that utilize LIBOR, SOFR or Prime as a reference rate.
The majority of our debt investments are made with either fixed interest rates or floating rates that are subject to contractual minimum interest rates for the term of the investment. As of December 31, 2022, 81% of our debt Investment

Portfolio (at cost) bore interest at floating rates, 93% of which were subject to contractual minimum interest rates. As of December 31, 2022, 32% of our debt obligations bore interest at fixed rates. Our interest expense associated with our Credit Facilities will be affected by changes in the published LIBOR or SOFR rates, as applicable. However, the interest rates on our outstanding Series A Notes due 2026 (the “Series A Notes”) are fixed for the life of such debt. As of December 31, 2022, we had not entered into any interest rate hedging arrangements. Due to our limited use of derivatives, we have claimed an exclusion from the definition of the term “commodity pool operator” under the Commodity Exchange Act and, therefore, are not subject to registration or regulation as a pool operator under such Act. The Company intends to operate as a “limited derivatives user” under Rule 18f-4 under the 1940 Act.

The following table shows the approximate annualized increase or decrease in the components of net investment income due to hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings as of December 31, 2022.

Basis Point Change	Increase (Decrease) in Interest Income	(Increase) Decrease in Interest Expense	Increase (Decrease) in Net Investment Income	Increase (Decrease) in Net Investment Income per Share
	(dollars in thousands, except per share amounts)
(200)	$(15,439)	$6,434	$(9,005)	$(0.11)
(175)	(13,534)	5,630	(7,904)	(0.10)
(150)	(11,628)	4,825	(6,803)	(0.08)
(125)	(9,722)	4,021	(5,701)	(0.07)
(100)	(7,816)	3,217	(4,599)	(0.06)
(75)	(5,911)	2,413	(3,498)	(0.04)
(50)	(4,005)	1,608	(2,397)	(0.03)
(25)	(2,099)	804	(1,295)	(0.02)
25	1,715	(804)	911	0.01
50	3,618	(1,608)	2,010	0.03
75	5,524	(2,413)	3,111	0.04
100	7,430	(3,217)	4,213	0.05
125	9,336	(4,021)	5,315	0.07
150	11,241	(4,825)	6,416	0.08
175	13,147	(5,630)	7,517	0.09
200	15,053	(6,434)	8,619	0.11

Although we believe that this analysis is indicative of the impact of interest rate changes to our Net Investment Income as of December 31, 2022, the analysis does not take into consideration future changes in the credit market, credit quality or other business or economic developments that could affect our Net Investment Income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above. The hypothetical results assume that all LIBOR, SOFR and Prime rate changes would be effective on the first day of the period. However, the contractual LIBOR, SOFR and Prime rate reset dates would vary throughout the period. The majority of our investments are based on contracts which reset quarterly while our TIAA Credit Facility and our JPM SPV Facility reset on a monthly and quarterly basis, respectively. The hypothetical results would also be impacted by the changes in the amount of debt outstanding under our Credit Facilities (with an increase (decrease) in the debt outstanding under the Credit Facilities resulting in an (increase) decrease in the hypothetical interest expense).

Item 8. Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
MSC Income Fund, Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of MSC Income Fund, Inc. (a Maryland corporation) and subsidiaries (the “Company”), including the consolidated schedules of investments, as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedules included under Item 15(b) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
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
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included verification by confirmation of securities as of December 31, 2022 and 2021, by correspondence with the portfolio companies and custodians, or by other appropriate auditing procedures where replies were not received. We believe that our audits provide a reasonable basis for our opinion.
Critical audit matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.
Fair Value of Investments
As described further in Note C to the financial statements, the Company’s investments at fair value were $1,068,143 thousand at December 31, 2022, all of which were categorized as Level 3 investments within the fair value hierarchy. Management’s valuation techniques of these investments, for which there are no readily available market values, are measured using significant unobservable inputs and assumptions and generally use valuation techniques such as the income and market approach. The significant unobservable inputs disclosed by management include, among others, weighted-average cost of capital (“WACC”) inputs and market multiples for equity investments, and risk adjusted discount rates, percentage of expected principal recovery and third-party quotes for debt investments. Changes in these assumptions could have a significant impact on the determination of fair value. As such, we identified fair value of Level 3 investments measured using significant unobservable inputs and assumptions as a critical audit matter.

The principal considerations for our determination that fair value of Level 3 investments measured using significant unobservable inputs is a critical audit matter are the significant management judgements used in developing complex valuation techniques and inherent estimation uncertainty. Auditing these investments requires a high degree of subjective auditor judgement, including use of valuation professionals with specialized skills and knowledge, to evaluate the reasonableness of unobservable inputs and assumptions.
Our audit procedures related to the critical audit matter included the following, among others:
•Testing the design and operating effectiveness of controls over management’s process to determine investment fair value. Specifically, we identified and tested key attributes of management’s fair value determination review. These attributes addressed the relevance, adequacy and appropriateness of the data, assumptions, valuation methods, and mathematical accuracy used to determine investment fair value as of the reporting date.
•With the assistance of internal valuation specialists to evaluate and test management’s process to develop the valuation estimates, we performed substantive audit procedures to determine mathematical accuracy and to determine that the data, valuation methods, and significant unobservable inputs and assumptions used to determine investment fair value as of the Company’s reporting date were reasonable. We tested certain key inputs/assumptions for a selection of investments, including the following, as applicable:
•enterprise values,
•weighted average cost of capital (“WACC”),
•discount rates,
•forecasted cash flows and long-term growth rates,
•discount for lack of marketability,
•market multiples,
•weighting between valuation techniques,
•risk adjusted discount factor, and
•percentage of expected principal recovery.
In testing the above, we considered available third-party market information and published studies, current economic conditions and subsequent events, and other information that could be corroborated to source information.
/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2012.
Houston, Texas
March 14, 2023

MSC Income Fund, Inc.

Consolidated Balance Sheets

(dollars in thousands, except shares and per share amounts)

	December 31, 2022	December 31, 2021
ASSETS
Investments at fair value:
Control investments (cost: $31,120 and $28,903 as of December 31, 2022 and December 31, 2021, respectively)	$50,303	$46,583
Affiliate investments (cost: $241,565 and $209,971 as of December 31, 2022 and December 31, 2021, respectively)	277,000	234,158
Non‑Control/Non‑Affiliate investments (cost: $787,201 and $828,301 as of December 31, 2022 and December 31, 2021, respectively)	740,840	796,395
Total investments (cost: $1,059,886 and $1,067,175 as of December 31, 2022 and December 31, 2021, respectively)	1,068,143	1,077,136
Cash and cash equivalents	21,312	25,813
Interest and dividend receivable	11,917	12,991
Receivable for securities sold	464	21,729
Deferred financing costs (net of accumulated amortization of $2,413 and $1,290 as of December 31, 2022 and December 31, 2021, respectively)	2,908	4,049
Prepaids and other assets	2,420	2,059
Total assets	$1,107,164	$1,143,777
LIABILITIES
Credit Facilities	$321,688	$426,688
Series A Notes due 2026 (par: $150,000 and $77,500 as of December 31, 2022 and December 31, 2021, respectively)	148,856	76,184
Accounts payable and other liabilities	1,142	3,159
Payable for securities purchased	—	4,170
Interest payable	5,443	3,093
Dividend payable	12,816	11,974
Management and incentive fees payable	7,192	5,339
Deferred tax liability, net	362	—
Total liabilities	497,499	530,607
Commitments and contingencies (Note J)
NET ASSETS
Common stock, $0.001 par value per share (450,000,000 shares authorized; 80,105,999 and 79,826,605 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively)	80	80
Additional paid‑in capital	684,165	682,426
Total overdistributed earnings	(74,580)	(69,336)
Total net assets	609,665	613,170
Total liabilities and net assets	$1,107,164	$1,143,777
NET ASSET VALUE PER SHARE	$7.61	$7.68
The accompanying notes are an integral part of these consolidated financial statements

MSC Income Fund, Inc.

Consolidated Statements of Operations

(dollars in thousands, except shares and per share amounts)

	Year Ended December 31,
	2022	2021	2020
INVESTMENT INCOME:
Interest, fee and dividend income:
Control investments	$3,223	$2,810	$2,476
Affiliate investments	24,057	18,244	14,762
Non‑Control/Non‑Affiliate investments	76,485	69,074	69,487
Total investment income	103,765	90,128	86,725
EXPENSES:
Interest	(24,423)	(14,469)	(17,211)
Base management fees	(19,831)	(17,316)	(18,524)
Incentive fees	(2,130)	(557)	—
Internal administrative services expenses	(5,147)	(4,317)	(3,625)
General and administrative	(3,905)	(4,427)	(4,171)
Total expenses before expense waivers	(55,436)	(41,086)	(43,531)
Waiver of internal administrative services expenses	4,540	4,317	3,625
Total expenses, net of expense waivers	(50,896)	(36,769)	(39,906)
NET INVESTMENT INCOME	52,869	53,359	46,819
NET REALIZED GAIN (LOSS):
Control investments	—	—	693
Affiliate investments	(7,327)	(2,673)	(4,041)
Non‑Control/Non‑Affiliate investments	3,391	2,175	(49,315)
Realized loss on extinguishment of debt	—	(2,430)	—
Total net realized loss	(3,936)	(2,928)	(52,663)
NET UNREALIZED APPRECIATION (DEPRECIATION):
Control investments	1,503	2,001	(1,700)
Affiliate investments	15,689	10,237	3,798
Non‑Control/Non‑Affiliate investments	(18,894)	12,857	(4,774)
Total net unrealized appreciation (depreciation)	(1,702)	25,095	(2,676)
INCOME TAXES:
Federal and state income, excise and other taxes	(1,281)	(1,890)	(1,243)
Deferred taxes	(362)	—	—
Income tax provision	(1,643)	(1,890)	(1,243)
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$45,588	$73,636	$(9,763)
NET INVESTMENT INCOME PER SHARE—BASIC AND DILUTED	$0.66	$0.67	$0.59
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE—BASIC AND DILUTED	$0.57	$0.92	$(0.12)
WEIGHTED-AVERAGE SHARES OUTSTANDING—BASIC AND DILUTED	79,993,040	79,873,537	79,212,196
The accompanying notes are an integral part of these consolidated financial statements

MSC Income Fund, Inc.

Consolidated Statements of Changes in Net Assets

(dollars in thousands, except shares)

	Common Stock		Additional Paid-In Capital	Total Overdistributed Earnings	Total Net Asset Value
	Number of Shares	Par Value
Balances at December 31, 2019	78,463,377	$78	$675,554	$(66,327)	$609,305
Dividend reinvestment	1,936,415	3	13,693	—	13,696
Common stock repurchased	(791,488)	(1)	(6,093)	—	(6,094)
Net decrease resulting from operations	—	—	—	(9,763)	(9,763)
Dividends to stockholders	—	—	—	(27,520)	(27,520)
Reclassification for certain permanent book-to-tax differences	—	—	(1,126)	1,126	—
Balances at December 31, 2020	79,608,304	$80	$682,028	$(102,484)	$579,624
Issuance of common stock	89,705	—	674	—	674
Dividend reinvestment	1,461,714	1	11,159	—	11,160
Common stock repurchased	(1,333,118)	(1)	(10,064)	—	(10,065)
Net increase resulting from operations	—	—	—	73,636	73,636
Dividends to stockholders	—	—	—	(41,859)	(41,859)
Reclassification for certain permanent book-to-tax differences	—	—	(1,371)	1,371	—
Balances at December 31, 2021	79,826,605	$80	$682,426	$(69,336)	$613,170
Issuance of common stock	94,697	—	750	—	750
Dividend reinvestment	2,259,611	2	17,748	—	17,750
Common stock repurchased	(2,074,914)	(2)	(15,984)	—	(15,986)
Net increase resulting from operations	—	—	—	45,588	45,588
Dividends to stockholders	—	—	—	(51,607)	(51,607)
Reclassification for certain permanent book-to-tax differences	—	—	(775)	775	—
Balances at December 31, 2022	80,105,999	$80	$684,165	$(74,580)	$609,665
The accompanying notes are an integral part of these consolidated financial statements

MSC Income Fund, Inc.

Consolidated Statements of Cash Flows

(dollars in thousands)

	Year Ended December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$45,588	$73,636	$(9,763)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Investments in portfolio companies	(217,226)	(546,882)	(80,928)
Principal repayments received, proceeds from sales of investments in portfolio companies	247,455	312,806	238,080
Net unrealized (appreciation) depreciation	1,702	(25,095)	2,676
Net realized loss on the sale of portfolio investments	3,936	498	52,663
Realized loss on extinguishment of debt	—	2,430	—
Amortization of deferred financing costs	1,463	1,277	1,453
Amortization of deferred offering costs	276	230	205
Accretion of unearned income	(5,054)	(5,139)	(5,794)
Payment-in-kind interest	(4,057)	(5,361)	(4,622)
Cumulative dividends	(669)	—	—
Deferred tax provision	362	—	—
Changes in other assets and liabilities:
Interest and dividend receivable	1,074	(4,688)	446
Prepaid and other assets	(361)	380	1,964
Management and incentive fees payable	1,853	1,137	(1,186)
Due to affiliates	—	—	(44)
Directors’ fees payable	—	—	(21)
Interest payable	2,350	2,807	36
Accounts payable and other liabilities	(2,016)	816	659
Net cash provided by (used in) operating activities	76,676	(191,148)	195,824
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	750	674	—
Redemption of common stock	(15,984)	(10,065)	(6,094)
Payment of offering costs	(276)	(230)	(205)
Dividends paid	(33,018)	(18,725)	(18,493)
Proceeds from Credit Facilities	115,000	489,688	53,326
Repayments on Credit Facilities	(220,000)	(364,816)	(196,510)
Proceeds from Series A Notes due 2026	72,500	77,500	—
Proceeds from Main Street Term Loan	—	60,000	—
Repayments of Main Street Term Loan	—	(60,000)	—
Payment of deferred financing costs	(149)	(6,131)	(628)
Net cash provided by (used in) financing activities	(81,177)	167,895	(168,604)
Net increase (decrease) in cash, cash equivalents and restricted cash	(4,501)	(23,253)	27,220
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	25,813	49,066	21,846
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$21,312	$25,813	$49,066

Supplemental cash flow disclosures:
Interest paid	$20,610	$10,385	$15,721
Taxes paid	$2,469	$1,324	$1,102
Non-cash financing activities:
Dividends declared and unpaid	$12,816	$11,974	$—
Value of shares issued pursuant to the DRIP	$17,750	$11,160	$13,696
The accompanying notes are an integral part of these consolidated financial statements

MSC Income Fund
Consolidated Schedule of Investments
December 31, 2022
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Control Investments (5)
Copper Trail Fund Investments	(12) (13)	Investment Partnership
			LP Interests (CTMH, LP)	(24)	07/17/2017	39.0%							$713	$588

GRT Rubber Technologies LLC		Manufacturer of Engineered Rubber Products
			Secured Debt		12/21/2018		10.12%	L+	6.00%		12/21/2023	330	324	330
			Secured Debt		12/19/2014		12.12%	L+	8.00%		10/29/2026	19,944	19,753	19,943
			Member Units	(8)	12/19/2014	2,896							6,435	21,890
													26,512	42,163
Harris Preston Fund Investments	(12) (13)	Investment Partnership
			LP Interests (2717 MH, L.P.)	(24)	10/01/2017	49.3%							3,895	7,552

Subtotal Control Investments (8.3% of net assets at fair value)													$31,120	$50,303
Affiliate Investments (6)
AFG Capital Group, LLC		Provider of Rent-to-Own Financing Solutions and Services
			Preferred Member Units	(8)	11/07/2014	46							300	2,350

Analytical Systems Keco Holdings, LLC		Manufacturer of Liquid and Gas Analyzers
			Secured Debt	(9)	08/16/2019			L+	10.00%		8/16/2024	$—	$(2)	$(2)
			Secured Debt	(9)	08/16/2019		14.13%	L+	10.00%		8/16/2024	1,166	1,135	1,135
			Preferred Member Units		08/16/2019	800	14.13%						800	—
			Preferred Member Units		05/20/2021	607							607	880
			Warrants	(27)	08/16/2019	105					8/16/2029		79	—
													2,619	2,013
ATX Networks Corp.	(11)	Provider of Radio Frequency Management Equipment
			Secured Debt	(9)	09/01/2021		12.23%	L+	7.50%		9/1/2026	6,811	6,266	6,368
			Unsecured Debt		09/01/2021		10.00%			10.00%	9/1/2028	3,417	2,337	2,614
			Common Stock		09/01/2021	585							—	3,290
													8,603	12,272
Barfly Ventures, LLC	(10)	Casual Restaurant Group
			Member Units		10/26/2020	12							528	1,107

Batjer TopCo, LLC		HVAC Mechanical Contractor
			Secured Debt		03/07/2022						3/31/2027	—	(1)	(1)
			Secured Debt		03/07/2022		11.00%				3/31/2027	1,225	1,205	1,205
			Preferred Stock	(8)	03/07/2022	453							455	455
													1,659	1,659
Brewer Crane Holdings, LLC		Provider of Crane Rental and Operating Services
			Secured Debt	(9)	01/09/2018		14.12%	L+	10.00%		1/9/2023	1,491	1,491	1,491
			Preferred Member Units	(8)	01/09/2018	737							1,070	1,770
													2,561	3,261

MSC Income Fund
Consolidated Schedule of Investments (Continued)
December 31, 2022
(dollars in thousands)

Portfolio Company (1) (20)	Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Centre Technologies Holdings, LLC	Provider of IT Hardware Services and Software Solutions
		Secured Debt	(9)	01/04/2019			L+	9.00%		1/4/2026	—	—	—
		Secured Debt	(9)	01/04/2019		13.13%	L+	9.00%		1/4/2026	3,758	3,731	3,731
		Preferred Member Units		01/04/2019	3,327							1,531	2,170
												5,262	5,901
Chamberlin Holding LLC	Roofing and Waterproofing Specialty Contractor
		Secured Debt	(9)	02/26/2018			L+	6.00%		2/26/2023	—	—	—
		Secured Debt	(9)	02/26/2018		12.13%	L+	8.00%		2/26/2023	4,236	4,228	4,236
		Member Units	(8)	02/26/2018	1,087							2,860	5,728
		Member Units	(8) (23)	11/02/2018	261,786							443	678
												7,531	10,642
Charps, LLC	Pipeline Maintenance and Construction
		Preferred Member Units	(8)	02/03/2017	457							491	3,330

Clad-Rex Steel, LLC	Specialty Manufacturer of Vinyl-Clad Metal
		Secured Debt	(9)	12/20/2016		13.23%	SF+	9.00%		1/15/2024	2,620	2,620	2,620
		Secured Debt		12/20/2016		10.00%				12/20/2036	262	260	260
		Member Units	(8)	12/20/2016	179							1,820	2,060
		Member Units	(23)	12/20/2016	200							53	152
												4,753	5,092
Cody Pools, Inc.	Designer of Residential and Commercial Pools
		Secured Debt	(9)	03/06/2020		15.38%	L+	10.50%		12/17/2026	273	261	273
		Secured Debt	(9)	03/06/2020		15.38%	L+	10.50%		12/17/2026	6,882	6,786	6,882
		Preferred Member Units	(8) (23)	03/06/2020	147							2,079	14,550
												9,126	21,705
Colonial Electric Company LLC	Provider of Electrical Contracting Services
		Secured Debt		03/31/2021						3/31/2026	—	—	—
		Secured Debt		03/31/2021		12.00%				3/31/2026	5,828	5,729	5,729
		Preferred Member Units	(8)	03/31/2021	4,320							1,920	2,290
												7,649	8,019
Datacom, LLC	Technology and Telecommunications Provider
		Secured Debt		03/01/2022		7.50%				12/31/2025	25	25	25
		Secured Debt		03/31/2021		7.50%				12/31/2025	958	895	865
		Preferred Member Units	(8)	03/31/2021	1,000							290	300
												1,210	1,190
Digital Products Holdings LLC	Designer and Distributor of Consumer Electronics
		Secured Debt	(9)	04/01/2018		14.13%	L+	10.00%		4/1/2023	3,883	3,878	3,878
		Preferred Member Units	(8)	04/01/2018	964							2,375	2,459
												6,253	6,337
Direct Marketing Solutions, Inc.	Provider of Omni-Channel Direct Marketing Services
		Secured Debt	(9)	02/13/2018			L+	11.00%		2/13/2026	—	(5)	—

MSC Income Fund
Consolidated Schedule of Investments (Continued)
December 31, 2022
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt	(9)	12/27/2022		15.13%	L+	11.00%		2/13/2026	5,352	5,306	5,352
			Preferred Stock	(8)	02/13/2018	2,100							2,100	5,558
													7,401	10,910
Flame King Holdings, LLC		Propane Tank and Accessories Distributor
			Secured Debt	(9)	10/29/2021		10.75%	L+	6.50%		10/31/2026	1,900	1,885	1,900
			Secured Debt	(9)	10/29/2021		13.25%	L+	9.00%		10/31/2026	5,300	5,175	5,300
			Preferred Equity	(8)	10/29/2021	2,340							2,600	4,400
													9,660	11,600
Freeport Financial Funds	(12) (13)	Investment Partnership
			LP Interests (Freeport First Lien Loan Fund III LP)	(8) (24)	07/31/2015	6.0%							6,303	5,848

Gamber-Johnson Holdings, LLC		Manufacturer of Ruggedized Computer Mounting Systems
			Secured Debt	(9)	06/24/2016			SF+	8.50%		1/1/2028	—	—	—
			Secured Debt	(9)	12/15/2022		11.50%	SF+	8.50%		1/1/2028	16,020	15,747	16,020
			Member Units	(8)	06/24/2016	2,261							4,423	12,720
													20,170	28,740
GFG Group, LLC.		Grower and Distributor of a Variety of Plants and Products to Other Wholesalers, Retailers and Garden Centers
			Secured Debt		03/31/2021		9.00%				3/31/2026	2,836	2,779	2,836
			Preferred Member Units	(8)	03/31/2021	56							1,225	1,790
													4,004	4,626
Gulf Publishing Holdings, LLC		Energy Industry Focused Media and Publishing
			Secured Debt	(9)	09/29/2017			L+	9.50%		7/1/2027	—	—	—
			Secured Debt		07/01/2022		12.50%				7/1/2027	600	600	571
			Preferred Equity		07/01/2022	15,930							1,400	950
			Member Units		04/29/2016	920							920	—
													2,920	1,521
Harris Preston Fund Investments	(12) (13)	Investment Partnership
			LP Interests (HPEP 3, L.P.)	(24)	08/09/2017	8.2%							2,558	4,331

Kickhaefer Manufacturing Company, LLC		Precision Metal Parts Manufacturing
			Secured Debt		10/31/2018		11.50%				10/31/2023	5,104	5,075	5,093
			Secured Debt		10/31/2018		9.00%				10/31/2048	970	961	961
			Preferred Equity		10/31/2018	145							3,060	1,800
			Member Units	(8) (23)	10/31/2018	200							248	713
													9,344	8,567
Market Force Information, LLC		Provider of Customer Experience Management Services
			Secured Debt	(14)	07/28/2017		12.00%			12.00%	7/28/2023	6,520	6,463	403
			Member Units		07/28/2017	185,980							4,160	—
													10,623	403

MSC Income Fund
Consolidated Schedule of Investments (Continued)
December 31, 2022
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
MH Corbin Holding LLC		Manufacturer and Distributor of Traffic Safety Products
			Secured Debt		08/31/2015		13.00%				12/31/2022	1,539	1,539	1,137
			Preferred Member Units		03/15/2019	16,500							1,100	—
			Preferred Member Units		09/01/2015	1,000							1,500	—
													4,139	1,137
Mystic Logistics Holdings, LLC		Logistics and Distribution Services Provider for Large Volume Mailers
			Secured Debt		08/18/2014						1/31/2024	—	—	—
			Secured Debt		08/18/2014		10.00%				1/31/2024	1,436	1,436	1,436
			Common Stock	(8)	08/18/2014	1,468							680	5,708
													2,116	7,144
NexRev LLC		Provider of Energy Efficiency Products & Services
			Secured Debt		02/28/2018						2/28/2025	—	—	—
			Secured Debt		02/28/2018		11.00%				2/28/2025	2,866	2,828	2,119
			Preferred Member Units	(8)	02/28/2018	25,786,046							2,053	280
													4,881	2,399
NuStep, LLC		Designer, Manufacturer and Distributor of Fitness Equipment
			Secured Debt	(9)	01/31/2017		10.63%	L+	6.50%		1/31/2025	1,100	1,097	1,100
			Secured Debt		01/31/2017		12.00%				1/31/2025	4,610	4,603	4,603
			Preferred Member Units		01/31/2017	102							2,550	2,010
			Preferred Member Units		11/02/2022	515							515	1,290
													8,765	9,003
Oneliance, LLC		Construction Cleaning Company
			Secured Debt	(9)	08/06/2021		15.13%	L+	11.00%		8/6/2026	1,400	1,380	1,380
			Preferred Stock		08/06/2021	264							264	264
													1,644	1,644
Orttech Holdings, LLC		Distributor of Industrial Clutches, Brakes and Other Components
			Secured Debt	(9)	07/30/2021			L+	11.00%		7/31/2026	—	(2)	(2)
			Secured Debt	(9)	07/30/2021		15.13%	L+	11.00%		7/31/2026	5,900	5,814	5,814
			Preferred Stock	(8) (23)	07/30/2021	2,500							2,500	2,940
													8,312	8,752
Robbins Bros. Jewelry, Inc.		Bridal Jewelry Retailer
			Secured Debt	(9)	12/15/2021						12/15/2026	—	(8)	(8)
			Secured Debt	(9)	12/15/2021		12.50%				12/15/2026	3,965	3,902	3,902
			Preferred Equity		12/15/2021	1,230							1,230	1,650
													5,124	5,544
SI East, LLC		Rigid Industrial Packaging Manufacturing
			Secured Debt		08/31/2018						8/31/2023	—	—	—
			Secured Debt		08/31/2018		9.50%				8/31/2023	29,929	29,795	29,929
			Preferred Member Units	(8)	08/31/2018	52							406	4,550
													30,201	34,479
Sonic Systems International, LLC	(10)	Nuclear Power Staffing Services
			Secured Debt	(9)	08/20/2021		11.24%	L+	7.50%		8/20/2026	18,425	18,143	18,425
			Common Stock		08/20/2021	11,647							1,584	1,490

MSC Income Fund
Consolidated Schedule of Investments (Continued)
December 31, 2022
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
													19,727	19,915
Student Resource Center, LLC	(10)	Higher Education Services
			Secured Debt		12/31/2022		13.27%	L+	8.50%		12/31/2027	5,556	5,063	5,063
			Preferred Equity		12/31/2022	6,564,055							—	—
													5,063	5,063
Tedder Industries, LLC		Manufacturer of Firearm Holsters and Accessories
			Secured Debt		08/31/2018		12.00%				8/31/2023	460	460	460
			Secured Debt		08/31/2018		12.00%				8/31/2023	3,800	3,797	3,780
			Preferred Member Units		08/31/2018	136							2,311	1,920
													6,568	6,160
Trantech Radiator Topco, LLC		Transformer Cooling Products and Services
			Secured Debt		05/31/2019						5/31/2024	—	(3)	—
			Secured Debt		05/31/2019		12.00%				5/31/2024	1,980	1,960	1,980
			Common Stock	(8)	05/31/2019	154							1,164	1,950
													3,121	3,930
VVS Holdco LLC		Omnichannel Retailer of Animal Health Products
			Secured Debt	(9) (23)	12/01/2021			L+	6.00%		12/1/2023	—	(5)	(5)
			Secured Debt	(23)	12/01/2021		11.50%				12/1/2026	7,600	7,421	7,421
			Preferred Equity	(8) (23)	12/01/2021	2,960							2,960	2,990
													10,376	10,406
Subtotal Affiliate Investments (45.4% of net assets at fair value)													$241,565	$277,000
Non-Control Investments (7)
AAC Holdings, Inc.	(11)	Substance Abuse Treatment Service Provider
			Secured Debt		12/11/2020		18.00%			18.00%	6/25/2025	$4,173	$3,963	$4,110
			Common Stock		12/11/2020	593,927							3,148	—
			Warrants	(27)	12/11/2020	197,717					12/11/2025		—	—
													7,111	4,110
AB Centers Acquisition Corporation	(10)	Applied Behavior Analysis Therapy Provider
			Secured Debt	(9)	09/06/2022			SF+	6.00%		9/6/2028	—	(5)	(5)
			Secured Debt	(9)	09/06/2022		10.20%	SF+	6.00%		9/6/2028	86	77	86
			Secured Debt	(9)	09/06/2022		10.58%	SF+	6.00%		9/6/2028	1,983	1,930	1,983
													2,002	2,064
Acumera, Inc.	(10)	Managed Security Service Provider
			Secured Debt	(9)	06/28/2022		13.88%	L+	9.50%		10/26/2027	4,616	4,511	4,616
			Secured Debt	(9)	06/28/2022		13.57%	L+	9.00%		10/26/2027	1,379	1,348	1,379
													5,859	5,995
Adams Publishing Group, LLC	(10)	Local Newspaper Operator
			Secured Debt	(9) (28)	03/11/2022		10.00%	L+	6.00%		3/11/2027	565	565	565
			Secured Debt	(9) (28)	03/11/2022		10.00%	L+	7.50%		3/11/2027	2,826	2,819	2,826
													3,384	3,391
ADS Tactical, Inc.	(11)	Value-Added Logistics and Supply Chain Provider to the Defense Industry
			Secured Debt	(9)	03/29/2021		10.14%	L+	5.75%		3/19/2026	9,125	8,996	8,213

MSC Income Fund
Consolidated Schedule of Investments (Continued)
December 31, 2022
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
AMEREQUIP LLC.	(10)	Full Service Provider of Comprehensive Commercial Production Services, Including the Design, Engineering, and Manufacturing of Products It
			Secured Debt	(9)	08/31/2022			SF+	7.40%		8/31/2027	—	—	—
			Secured Debt	(9)	08/31/2022		11.72%	SF+	7.40%		8/31/2027	2,026	2,026	2,025
			Common Stock		08/31/2022	11							80	80
													2,106	2,105
American Health Staffing Group, Inc.	(10)	Healthcare Temporary Staffing
			Secured Debt	(9)	11/19/2021			L+	6.00%		11/19/2026	—	(13)	(13)
			Secured Debt	(9)	11/19/2021		11.12%	L+	6.00%		11/19/2026	8,271	8,206	8,271
													8,193	8,258
American Nuts, LLC	(10)	Roaster, Mixer and Packager of Bulk Nuts and Seeds
			Secured Debt	(9)	03/11/2022		10.46%	SF+	6.75%		4/10/2026	4,438	4,416	4,148
			Secured Debt	(9)	03/11/2022		12.46%	SF+	8.75%		4/10/2026	4,438	4,417	4,161
													8,833	8,309
American Teleconferencing Services, Ltd.	(11)	Provider of Audio Conferencing and Video Collaboration Solutions
			Secured Debt	(14)	09/17/2021		7.50%	L+	6.50%		1/31/2023	2,425	2,375	136
			Secured Debt	(9) (14)	05/19/2016		7.50%	L+	6.50%		6/8/2023	11,693	11,451	658
													13,826	794
ArborWorks, LLC	(10)	Vegetation Management Services
			Secured Debt	(9)	11/09/2021		13.41%	L+	9.00%		11/9/2026	2,484	2,427	2,095
			Secured Debt	(9)	11/09/2021		13.56%	L+	9.00%		11/9/2026	15,786	15,540	13,313
			Common Equity		11/09/2021	124							124	—
													18,091	15,408
Archer Systems, LLC	(10)	Mass Tort Settlement Administration Solutions Provider
			Secured Debt	(9)	08/11/2022			SF+	6.50%		8/11/2027	—	(4)	(4)
			Secured Debt	(9)	08/11/2022		10.92%	SF+	6.50%		8/11/2027	2,205	2,165	2,170
			Common Stock		08/11/2022	62,402							62	62
													2,223	2,228
ATS Operating, LLC	(10)	For-Profit Thrift Retailer
			Secured Debt	(9)	01/18/2022			SF+	5.50%		1/18/2027	—	—	—
			Secured Debt	(9)	01/18/2022		9.32%	SF+	5.50%		1/18/2027	925	907	914
			Secured Debt	(9)	01/18/2022		11.32%	SF+	7.50%		1/18/2027	925	907	916
			Common Stock		01/18/2022	100,000							100	90
													1,914	1,920
AVEX Aviation Holdings, LLC	(10)	Specialty Aircraft Dealer
			Secured Debt	(9)	12/23/2022			SF+	7.25%		12/23/2027	—	(8)	(8)
			Secured Debt	(9)	12/23/2022		12.17%	SF+	7.25%		12/23/2027	4,038	3,876	3,876
			Common Equity		12/15/2021	50							50	56
													3,918	3,924
BBB Tank Services, LLC		Maintenance, Repair and Construction Services to the Above-Ground Storage Tank Market
			Unsecured Debt	(9) (17)	04/08/2016		15.12%	L+	11.00%		4/8/2021	200	200	200
			Unsecured Debt	(9) (17)	04/08/2016		15.12%	L+	11.00%		4/8/2021	1,000	1,000	522

MSC Income Fund
Consolidated Schedule of Investments (Continued)
December 31, 2022
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Preferred Stock (non-voting)		12/17/2018		15.00%						41	—
			Member Units		04/08/2016	200,000							200	—
													1,441	722
Berry Aviation, Inc.	(10)	Charter Airline Services
			Secured Debt		07/06/2018		12.00%		10.50%	1.50%	1/6/2024	190	189	190
			Preferred Member Units	(8) (23)	07/06/2018	1,548,387	8.00%			8.00%			1,161	4,561
			Preferred Member Units	(8) (23)	11/12/2019	122,416				16.00%			—	270
													1,350	5,021
Bettercloud, Inc.	(10)	SaaS Provider of Workflow Management and Business Application Solutions
			Secured Debt	(9)	06/30/2022			SF+	1.00%	6.00%	6/30/2028	—	(22)	(22)
			Secured Debt	(9)	06/30/2022		11.40%	SF+	1.00%	6.00%	6/30/2028	7,991	7,848	7,991
													7,826	7,969
Binswanger Enterprises, LLC	(10)	Glass Repair and Installation Service Provider
			Member Units		03/10/2017	1,050,000							1,050	420

Bluestem Brands, Inc.	(11)	Multi-Channel Retailer of General Merchandise
			Secured Debt	(9)	10/19/2022			L+	8.50%		8/28/2025	—	—	—
			Secured Debt	(9)	08/28/2020		12.94%	L+	8.50%		8/28/2025	3,473	2,455	3,366
			Common Stock	(8)	10/01/2020	700,446							—	4,708
			Warrants	(27)	10/19/2022	175,110					10/19/2032		1,111	1,173
													3,566	9,247
Boccella Precast Products LLC		Manufacturer of Precast Hollow Core Concrete
			Secured Debt		09/23/2021		10.00%				2/28/2027	80	80	80
			Member Units	(8)	06/30/2017	540,000							564	741
													644	821
Brightwood Capital Fund Investments	(12) (13)	Investment Partnership
			LP Interests (Brightwood Capital Fund III, LP)	(8) (24)	07/21/2014	0.5%							2,449	1,576
			LP Interests (Brightwood Capital Fund IV, LP)	(8) (24)	10/26/2016	1.2%							8,737	9,082
													11,186	10,658
Buca C, LLC		Casual Restaurant Group
			Secured Debt		06/30/2015		9.00%				6/30/2023	11,740	11,740	8,345
			Preferred Member Units		06/30/2015	4	6.00%			6.00%			3,040	—
													14,780	8,345
Burning Glass Intermediate Holding Company, Inc.	(10)	Provider of Skills-Based Labor Market Analytics
			Secured Debt	(9)	06/14/2021			L+	5.00%		6/10/2026	—	(19)	—
			Secured Debt	(9)	06/14/2021		8.91%	L+	5.00%		6/10/2028	13,255	13,070	13,255
													13,051	13,255
Cadence Aerospace LLC	(10)	Aerostructure Manufacturing
			Secured Debt	(9) (30)	11/14/2017		11.99%	L+	8.50%	0.01%	11/14/2023	20,112	20,066	20,112

MSC Income Fund
Consolidated Schedule of Investments (Continued)
December 31, 2022
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

CAI Software LLC		Provider of Specialized Enterprise Resource Planning Software
			Preferred Equity	(8)	12/13/2021	379,338							379	379
			Preferred Equity		12/13/2021	126,446							—	—
													379	379
Camin Cargo Control, Inc.	(11)	Provider of Mission Critical Inspection, Testing and Fuel Treatment Services
			Secured Debt	(9)	06/14/2021		10.88%	L+	6.50%		6/4/2026	7,609	7,553	7,342

Career Team Holdings, LLC		Provider of Workforce Training and Career Development Services
			Secured Debt	(9)	12/17/2021			L+	6.00%		12/17/2026	—	(3)	(3)
			Secured Debt		12/17/2021		12.50%				12/17/2026	2,250	2,196	2,196
			Common Stock		12/17/2021	50,000							500	500
													2,693	2,693
CaseWorthy, Inc.	(10)	SaaS Provider of Case Management Solutions
			Secured Debt	(9)	05/18/2022			L+	6.00%		5/18/2027	—	(4)	(4)
			Secured Debt	(9)	05/18/2022		10.73%	L+	6.00%		5/18/2027	2,600	2,574	2,574
			Secured Debt	(9)	05/18/2022		10.48%	L+	5.75%		5/18/2027	1,995	1,977	1,995
			Common Equity		12/30/2022	80,000							80	80
													4,627	4,645
Channel Partners Intermediateco, LLC	(10)	Outsourced Consumer Services Provider
			Secured Debt	(9) (34)	02/07/2022		10.72%	SF+	6.25%		2/7/2027	172	162	169
			Secured Debt	(9) (35)	02/07/2022		10.71%	SF+	6.25%		2/7/2027	3,591	3,530	3,539
													3,692	3,708
Clarius BIGS, LLC	(10)	Prints & Advertising Film Financing
			Secured Debt	(14) (17)	09/23/2014		15.00%			15.00%	1/5/2015	2,747	2,403	19

Classic H&G Holdings, LLC		Provider of Engineered Packaging Solutions
			Secured Debt	(9)	03/12/2020		9.75%	L+	6.00%		3/12/2025	1,140	1,127	1,140
			Secured Debt		03/12/2020		8.00%				3/12/2025	4,819	4,754	4,819
			Preferred Member Units	(8)	03/12/2020	39							1,440	6,160
													7,321	12,119
Computer Data Source, LLC	(10)	Third Party Maintenance Provider to the Data Center Ecosystem
			Secured Debt	(9) (36)	08/06/2021		12.56%	L+	8.00%		8/6/2026	4,167	4,106	3,851
			Secured Debt	(9)	08/06/2021		12.56%	L+	8.00%		8/6/2026	15,604	15,374	14,421
													19,480	18,272
Construction Supply Investments, LLC	(10)	Distribution Platform of Specialty Construction Materials to Professional Concrete and Masonry Contractors
			Member Units	(8)	12/29/2016	861,618							3,335	21,165

Dalton US Inc.	(10)	Provider of Supplemental Labor Services

MSC Income Fund
Consolidated Schedule of Investments (Continued)
December 31, 2022
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt	(9)	08/16/2022		11.90%	SF+	8.00%		8/16/2027	79	63	78
			Secured Debt	(9)	08/16/2022			SF+	8.00%		8/16/2027	—	(5)	(5)
			Secured Debt	(9)	08/16/2022		12.56%	SF+	8.00%		8/16/2027	1,035	1,016	1,020
			Common Stock		08/16/2022	14							14	14
													1,088	1,107
DMA Industries, LLC		Distributor of aftermarket ride control products
			Secured Debt		11/19/2021		12.00%				11/19/2026	5,300	5,217	5,300
			Preferred Equity		11/19/2021	1,486							1,486	1,820
													6,703	7,120
DTE Enterprises, LLC	(10)	Industrial Powertrain Repair and Services
			Secured Debt	(9)	04/13/2018			L+	7.50%		4/13/2023	—	(1)	(1)
			Secured Debt	(9)	04/13/2018		12.24%	L+	7.50%		4/13/2023	6,119	6,110	5,978
			Class A Preferred Member Units		04/13/2018	776,316	8.00%			8.00%			776	380
			Class AA Preferred Member Units (non-voting)	(8)	04/13/2018		10.00%			10.00%			1,161	1,161
													8,046	7,518
Dynamic Communities, LLC	(10)	Developer of Business Events and Online Community Groups
			Secured Debt	(9)	12/20/2022		9.18%	SF+	4.50%	9.18%	12/31/2026	1,875	1,717	1,717
			Secured Debt	(9)	12/20/2022		11.18%	SF+	6.50%	11.18%	12/31/2026	1,875	1,642	1,642
			Preferred Equity		12/20/2022	125,000							128	128
			Preferred Equity		12/20/2022	2,376,241							—	—
			Common Equity		12/20/2022	1,250,000							—	—
													3,487	3,487
Elgin AcquireCo, LLC		Manufacturer and Distributor of Engine and Chassic Components
			Secured Debt	(9)	10/03/2022			SF+	6.00%		10/3/2027	—	(1)	(1)
			Secured Debt		10/03/2022		12.00%				10/3/2027	1,227	1,192	1,192
			Secured Debt		10/03/2022		9.00%				10/3/2052	415	411	411
			Common Stock		10/03/2022	25							497	497
			Common Stock	(23)	10/03/2022	61							102	102
													2,201	2,201
Emerald Technologies Acquisition Co, Inc.	(11)	Design & Manufacturing
			Secured Debt	(9)	02/10/2022		10.67%	SF+	6.25%		2/10/2028	2,453	2,411	2,328

Engineering Research & Consulting, LLC	(10)	Provider of Engineering & Consulting Services to US Department of Defense
			Secured Debt	(9)	05/23/2022		11.68%	SF+	6.50%		5/23/2027	41	27	41
			Secured Debt	(9)	05/23/2022		10.92%	SF+	6.50%		5/23/2028	5,159	5,070	5,159
													5,097	5,200
EPIC Y-Grade Services, LP	(11)	NGL Transportation & Storage
			Secured Debt	(9)	06/22/2018		10.70%	L+	6.00%		6/30/2027	6,840	6,777	6,156

Event Holdco, LLC	(10)	Event and Learning Management Software for Healthcare Organizations and Systems

MSC Income Fund
Consolidated Schedule of Investments (Continued)
December 31, 2022
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt	(9) (23)	12/22/2021		10.67%	L+	7.00%		12/22/2026	308	305	292
			Secured Debt	(9) (23)	12/22/2021		10.67%	L+	7.00%		12/22/2026	3,692	3,663	3,507
													3,968	3,799
Flip Electronics LLC	(10)	Distributor of Hard-to-Find and Obsolete Electronic Components
			Secured Debt	(9)	03/24/2022		11.21%	SF+	7.50%		1/2/2026	818	818	818
			Secured Debt	(9)	01/04/2021		12.19%	SF+	7.50%		1/2/2026	12,327	12,055	12,327
													12,873	13,145
Hawk Ridge Systems, LLC		Value-Added Reseller of Engineering Design and Manufacturing Solutions
			Secured Debt	(9)	12/02/2016		10.13%	L+	6.00%		1/15/2026	796	796	796
			Secured Debt		12/02/2016		9.00%				1/15/2026	8,200	8,147	8,200
			Preferred Member Units	(8)	12/02/2016	56							713	4,370
			Preferred Member Units	(23)	12/02/2016	56							38	230
													9,694	13,596
HDC/HW Intermediate Holdings	(10)	Managed Services and Hosting Provider
			Secured Debt	(9)	12/21/2018		14.34%	SF+	9.50%	2.00%	12/21/2023	180	179	175
			Secured Debt	(9)	12/21/2018		14.34%	SF+	9.50%	2.00%	12/21/2023	1,780	1,772	1,731
													1,951	1,906
HEADLANDS OP-CO LLC	(10)	Clinical Trial Sites Operator
			Secured Debt	(9)	08/01/2022			SF+	6.50%		8/1/2027	—	(18)	(18)
			Secured Debt	(9)	08/01/2022			SF+	6.50%		8/1/2027	—	(18)	(18)
			Secured Debt	(9)	08/01/2022		10.62%	SF+	6.50%		8/1/2027	4,975	4,884	4,975
													4,848	4,939
Hybrid Promotions, LLC	(10)	Wholesaler of Licensed, Branded and Private Label Apparel
			Secured Debt		06/30/2021		12.07%	SF+	8.25%		6/30/2026	7,875	7,762	6,826

IG Parent Corporation	(11)	Software Engineering
			Secured Debt	(9) (37)	07/30/2021		10.17%	SF+	5.75%		7/30/2026	465	447	465
			Secured Debt	(9)	07/30/2021		10.17%	SF+	5.75%		7/30/2028	8,291	8,186	8,291
													8,633	8,756
Implus Footcare, LLC	(10)	Provider of Footwear and Related Accessories
			Secured Debt	(9)	06/01/2017		13.98%	L+	7.75%	1.50%	4/30/2024	16,921	16,914	15,961

Independent Pet Partners Intermediate Holdings, LLC	(10)	Omnichannel Retailer of Specialty Pet Products
			Secured Debt	(14)	12/10/2020		6.00%			6.00%	11/20/2023	10,902	10,443	4,515
			Secured Debt		11/28/2022		14.42%	SF+	10.00%	14.42%	2/27/2023	481	459	459
			Preferred Stock (non-voting)		12/10/2020		6.00%			6.00%			2,470	—
			Preferred Stock (non-voting)		12/10/2020								—	—
			Member Units		11/20/2018	1,191,667							1,192	—
			Warrants		11/20/2018	185,757					11/19/2028		—	—

MSC Income Fund
Consolidated Schedule of Investments (Continued)
December 31, 2022
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
													14,564	4,974
Industrial Services Acquisition, LLC	(10)	Industrial Cleaning Services
			Secured Debt	(9)	08/13/2021		11.50%	L+	6.75%		8/13/2026	387	359	387
			Secured Debt	(9)	08/13/2021		11.50%	L+	6.75%		8/13/2026	10,871	10,738	10,871
			Preferred Member Units	(8) (23)	01/31/2018	336	10.00%			10.00%			301	338
			Preferred Member Units	(8) (23)	05/17/2019	187	20.00%			20.00%			215	217
			Member Units	(23)	06/17/2016	2,100							2,100	1,400
													13,713	13,213
Infolinks Media Buyco, LLC	(10)	Exclusive Placement Provider to the Advertising Ecosystem
			Secured Debt	(9)	11/01/2021			L+	5.50%		11/1/2026	—	(48)	(48)
			Secured Debt	(9)	11/01/2021		10.23%	L+	5.50%		11/1/2026	10,742	10,576	10,742
													10,528	10,694
Interface Security Systems, L.L.C	(10)	Commercial Security & Alarm Services
			Secured Debt	(38)	12/09/2021		14.22%	L+	10.00%		8/7/2023	1,682	1,682	1,682
			Secured Debt	(9) (14)	08/07/2019		12.07%	L+	7.00%	1.00%	8/7/2023	7,334	7,254	1,085
			Common Stock		12/07/2021	2,143							—	—
													8,936	2,767
Intermedia Holdings, Inc.	(11)	Unified Communications as a Service
			Secured Debt	(9)	08/03/2018		10.38%	L+	6.00%		7/19/2025	5,621	5,613	4,342

Invincible Boat Company, LLC.	(10)	Manufacturer of Sport Fishing Boats
			Secured Debt	(9)	08/28/2019		10.14%	L+	6.50%		8/28/2025	622	618	622
			Secured Debt	(9)	08/28/2019		10.17%	L+	6.50%		8/28/2025	17,148	17,050	17,148
													17,668	17,770
INW Manufacturing, LLC	(11)	Manufacturer of Nutrition and Wellness Products
			Secured Debt	(9)	05/19/2021		10.48%	L+	5.75%		3/25/2027	6,984	6,825	5,972

Iron-Main Investments, LLC		Consumer Reporting Agency Providing Employment Background Checks and Drug Testing
			Secured Debt		08/02/2021		12.50%				11/15/2026	1,133	1,108	1,108
			Secured Debt		09/01/2021		12.50%				11/15/2026	788	771	771
			Secured Debt		11/15/2021		12.50%				11/15/2026	2,236	2,236	2,236
			Secured Debt		11/15/2021		12.50%				11/15/2026	4,928	4,813	4,813
			Common Stock		08/03/2021	44,944							449	449
													9,377	9,377
Isagenix International, LLC	(11)	Direct Marketer of Health & Wellness Products
			Secured Debt	(9) (14)	06/21/2018		9.93%	L+	7.75%		6/14/2025	5,053	5,034	1,537

Jackmont Hospitality, Inc.	(10)	Franchisee of Casual Dining Restaurants
			Secured Debt	(9)	10/26/2022		12.23%	L+	7.50%		11/4/2024	1,000	965	1,000

MSC Income Fund
Consolidated Schedule of Investments (Continued)
December 31, 2022
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt	(9)	11/08/2021		12.23%	L+	7.50%		11/4/2024	4,126	4,126	4,126
			Preferred Equity	(8)	11/08/2021	5,653,333	12.00%			12.00%			242	1,247
													5,333	6,373
Joerns Healthcare, LLC	(11)	Manufacturer and Distributor of Health Care Equipment & Supplies
			Secured Debt		11/15/2021		18.00%				1/31/2024	1,935	1,935	1,935
			Secured Debt	(14)	08/21/2019		19.75%			19.75%	8/21/2024	3,351	3,325	418
			Common Stock		08/21/2019	392,514							3,678	—
													8,938	2,353
Johnson Downie Opco, LLC		Executive Search Services
			Secured Debt	(9)	12/10/2021			L+	11.50%		12/10/2026	—	(3)	—
			Secured Debt	(9)	12/10/2021		15.63%	L+	11.50%		12/10/2026	1,111	1,093	1,111
			Preferred Equity	(8)	12/10/2021	350							350	620
													1,440	1,731
JorVet Holdings, LLC		Supplier and Distributor of Veterinary Equipment and Supplies
			Secured Debt		03/28/2022		12.00%				3/28/2027	2,850	2,802	2,802
			Preferred Equity	(8)	03/28/2022	11,934							1,193	1,193
													3,995	3,995
JTI Electrical & Mechanical, LLC	(10)	Electrical, Mechanical and Automation Services
			Secured Debt	(9)	12/22/2021			L+	6.00%		12/22/2026	—	(11)	(11)
			Secured Debt	(9)	12/22/2021		10.73%	L+	6.00%		12/22/2026	3,059	3,010	3,059
			Common Equity		12/22/2021	140,351							140	240
													3,139	3,288
KMS, LLC	(10)	Wholesaler of Closeout and Value-priced Products
			Secured Debt	(9)	10/04/2021		12.00%	L+	7.25%		10/4/2026	1,330	1,250	1,244
			Secured Debt	(9)	10/04/2021		12.00%	L+	7.25%		10/4/2026	9,381	9,238	8,778
													10,488	10,022
Lightbox Holdings, L.P.	(11)	Provider of Commercial Real Estate Software
			Secured Debt		05/09/2019		9.73%	L+	5.00%		5/9/2026	5,826	5,783	5,622

LL Management, Inc.	(10)	Medical Transportation Service Provider
			Secured Debt	(9)	05/02/2019		11.21%	SF+	7.25%		9/25/2023	8,003	7,987	7,945
			Secured Debt	(9)	05/02/2019		11.67%	SF+	7.25%		9/25/2023	6,164	6,148	6,119
			Secured Debt	(9)	05/12/2022		11.67%	SF+	7.25%		9/25/2023	8,884	8,809	8,820
													22,944	22,884
LLFlex, LLC	(10)	Provider of Metal-Based Laminates
			Secured Debt	(9)	08/16/2021		12.74%	L+	9.00%		8/16/2026	4,938	4,856	4,833

Logix Acquisition Company, LLC	(10)	Competitive Local Exchange Carrier
			Secured Debt	(9)	01/08/2018		10.13%	L+	5.75%		12/22/2024	9,506	9,476	7,843

Mako Steel, LP	(10)	Self-Storage Design & Construction

MSC Income Fund
Consolidated Schedule of Investments (Continued)
December 31, 2022
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt	(9) (31)	03/15/2021		11.79%	L+	7.25%		3/15/2026	3,448	3,395	3,426
			Secured Debt	(9)	03/15/2021		11.09%	L+	7.25%		3/15/2026	17,070	16,845	16,959
													20,240	20,385
MB2 Dental Solutions, LLC	(11)	Dental Partnership Organization
			Secured Debt	(9)	01/28/2021		10.42%	SF+	6.00%		1/29/2027	8,359	8,223	8,359
			Secured Debt	(9)	01/28/2021		10.42%	SF+	6.00%		1/29/2027	7,876	7,783	7,876
													16,006	16,235
MetalForming AcquireCo, LLC		Distributor of Sheet Metal Folding and Metal Forming Equipment
			Secured Debt		10/19/2022						10/19/2024	—	(1)	(1)
			Secured Debt		10/19/2022		12.75%				10/19/2027	1,748	1,697	1,697
			Preferred Equity	(8)	10/19/2022	434,331	8.00%			8.00%			441	441
			Common Stock		10/19/2022	112,865							113	113
													2,250	2,250
Microbe Formulas, LLC	(10)	Nutritional Supplements Provider
			Secured Debt	(9)	04/04/2022			SF+	6.25%		4/3/2028	—	(7)	(7)
			Secured Debt	(9)	04/04/2022		9.86%	SF+	6.25%		4/3/2028	3,142	3,085	3,034
													3,078	3,027
Mills Fleet Farm Group, LLC	(10)	Omnichannel Retailer of Work, Farm and Lifestyle Merchandise
			Secured Debt	(9)	10/24/2018		10.66%	L+	6.25%		10/24/2024	18,769	18,559	18,338

MonitorUS Holding, LLC	(10) (13) (21)	SaaS Provider of Media Intelligence Services
			Secured Debt	(9)	05/24/2022			L+	7.00%		5/24/2027	—	(19)	(19)
			Secured Debt	(9)	05/24/2022		11.73%	L+	7.00%		5/24/2027	2,882	2,828	3,139
			Secured Debt	(9)	05/24/2022		11.73%	L+	7.00%		5/24/2027	4,906	4,820	4,906
			Common Stock		08/30/2022	12,798,820							256	256
													7,885	8,282
NinjaTrader, LLC	(10)	Operator of Futures Trading Platform
			Secured Debt	(9)	12/18/2019			L+	6.25%		12/18/2024	—	(1)	—
			Secured Debt	(9)	12/18/2019			L+	6.25%		12/18/2024	—	(23)	(23)
			Secured Debt	(9)	12/18/2019		9.99%	L+	6.25%		12/18/2024	11,634	11,524	11,634
													11,500	11,611
NTM Acquisition Corp.	(11)	Provider of B2B Travel Information Content
			Secured Debt	(9)	07/12/2016		9.50%	L+	6.25%	1.00%	6/7/2024	4,036	4,034	3,915

NWN Corporation	(10)	Value Added Reseller and Provider of Managed Services to a Diverse Set of Industries
			Secured Debt	(9) (39)	05/07/2021		10.85%	SF+	8.00%		5/7/2026	1,570	1,519	1,482
			Secured Debt	(9)	05/07/2021		12.56%	SF+	8.00%		5/7/2026	20,786	20,476	19,620
			Secured Debt		12/16/2022		20.00%			20.00%	8/6/2026	3,226	3,065	3,065
													25,060	24,167
OVG Business Services, LLC	(10)	Venue Management Services
			Secured Debt	(9)	11/29/2021		10.64%	L+	6.25%		11/19/2028	17,413	17,265	16,368

MSC Income Fund
Consolidated Schedule of Investments (Continued)
December 31, 2022
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Paragon Healthcare, Inc.	(10)	Infusion Therapy Treatment Provider
			Secured Debt	(9)	01/19/2022		10.26%	SF+	5.75%		1/19/2027	71	57	70
			Secured Debt	(9) (29)	01/19/2022		9.96%	SF+	5.75%		1/19/2027	356	343	349
			Secured Debt	(9)	01/19/2022		9.81%	SF+	5.75%		1/19/2027	2,363	2,304	2,317
													2,704	2,736
PTL US Bidco, Inc	(13)	Manufacturers of Equipment, Including Drilling Rigs and Equipment, and Providers of Supplies and Services to Companies Involved In the Drilling, Evaluation and Completion of Oil and Gas Wells.
			Secured Debt	(9)	08/19/2022			SF+	7.25%		8/19/2027	—	(12)	(12)
			Secured Debt	(9)	08/19/2022		11.80%	SF+	7.25%		8/19/2027	1,852	1,817	1,828
													1,805	1,816
RA Outdoors LLC	(10)	Software Solutions Provider for Outdoor Activity Management
			Secured Debt	(9)	04/08/2021			SF+	6.75%		4/8/2026	—	(11)	(11)
			Secured Debt	(9)	04/08/2021		10.56%	SF+	6.75%		4/8/2026	12,917	12,789	11,685
													12,778	11,674
Research Now Group, Inc. and Survey Sampling International, LLC	(11)	Provider of Outsourced Online Surveying
			Secured Debt	(9)	12/29/2017		8.84%	L+	5.50%		12/20/2024	9,820	9,820	7,434

RM Bidder, LLC	(10)	Scripted and Unscripted TV and Digital Programming Provider
			Member Units		11/12/2015	1,854							31	13
			Warrants	(26)	11/12/2015	218,601					10/20/2025		284	—
													315	13
Roof Opco, LLC	(10)	Residential Re-Roofing/Repair
			Secured Debt	(9)	08/27/2021		10.97%	SF+	6.50%		8/27/2026	389	375	389
			Secured Debt	(9)	08/27/2021		10.32%	SF+	6.50%		8/27/2026	2,917	2,835	2,917
			Secured Debt	(9)	08/27/2021		10.32%	SF+	6.50%		8/27/2026	3,967	3,906	3,967
													7,116	7,273
Rug Doctor, LLC.	(10)	Carpet Cleaning Products and Machinery
			Secured Debt	(9)	07/16/2021		13.02%	SF+	6.25%	2.00%	11/16/2024	6,250	6,212	5,597
			Secured Debt	(9)	07/16/2021		13.02%	SF+	6.25%	2.00%	11/16/2024	9,250	9,190	8,293
													15,402	13,890
Savers, Inc.	(11)	For-Profit Thrift Retailer
			Secured Debt	(9)	05/14/2021		10.34%	SF+	5.50%		4/26/2028	4,281	4,270	4,149

SIB Holdings, LLC	(10)	Provider of Cost Reduction Services
			Secured Debt	(9)	10/29/2021		11.01%	L+	6.25%		10/29/2026	522	511	491
			Secured Debt	(9)	10/29/2021		11.01%	L+	6.25%		10/29/2026	1,954	1,908	1,803
			Secured Debt	(9)	10/29/2021		11.01%	L+	6.25%		10/29/2026	9,726	9,576	8,974
			Common Equity		10/29/2021	119,048							250	183
													12,245	11,451
Slick Innovations, LLC		Text Message Marketing Platform

MSC Income Fund
Consolidated Schedule of Investments (Continued)
December 31, 2022
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt		09/13/2018		14.00%				12/22/2027	3,460	3,334	3,460
			Common Stock	(8)	09/13/2018	17,500							114	400
													3,448	3,860
South Coast Terminals Holdings, LLC	(10)	Specialty Toll Chemical Manufacturer
			Secured Debt	(9)	12/10/2021			L+	5.75%		12/13/2026	—	(6)	(6)
			Secured Debt	(9)	12/10/2021		9.69%	L+	5.75%		12/13/2026	3,523	3,467	3,523
			Common Equity		12/10/2021	60,606							61	92
													3,522	3,609
SPAU Holdings, LLC	(10)	Digital Photo Product Provider
			Secured Debt	(9)	07/01/2022			SF+	7.50%		7/1/2027	—	(18)	(18)
			Secured Debt	(9)	07/01/2022		11.06%	SF+	7.50%		7/1/2027	4,975	4,887	4,975
			Common Stock		07/01/2022	200,000							200	200
													5,069	5,157
Tex Tech Tennis, LLC	(10)	Sporting Goods & Textiles
			Preferred Equity	(23)	07/07/2021	1,000,000							1,000	1,830

The Affiliati Network, LLC		Performance Marketing Solutions
			Secured Debt		08/09/2021		13.00%				8/9/2026	30	26	26
			Secured Debt		08/09/2021		13.00%				8/9/2026	2,380	2,341	2,341
			Preferred Stock	(8)	08/09/2021	320,000							1,600	1,600
													3,967	3,967
U.S. TelePacific Corp.	(11)	Provider of Communications and Managed Services
			Secured Debt	(9)	05/17/2017		11.57%	SF+	1.25%	7.25%	5/2/2026	13,425	13,358	5,018

USA DeBusk LLC	(10)	Provider of Industrial Cleaning Services
			Secured Debt	(9)	10/22/2019		9.82%	L+	5.75%		9/8/2026	18,013	17,828	18,013

Vida Capital, Inc	(11)	Alternative Asset Manager
			Secured Debt		10/10/2019		10.38%	L+	6.00%		10/1/2026	6,263	6,208	4,885

Vistar Media, Inc.	(10)	Operator of Digital Out-of-Home Advertising Platform
			Preferred Stock		04/03/2019	70,207							767	2,250

Volusion, LLC		Provider of Online Software-as-a-Service eCommerce Solutions
			Secured Debt	(17)	01/26/2015		11.50%				1/26/2020	7,172	7,172	6,392
			Unsecured Convertible Debt		05/16/2018		8.00%				11/16/2023	175	175	—
			Preferred Member Units		01/26/2015	2,090,001							6,000	—
			Warrants	(27)	01/26/2015	784,867					1/26/2025		1,104	—
													14,451	6,392

MSC Income Fund
Consolidated Schedule of Investments (Continued)
December 31, 2022
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
VORTEQ Coil Finishers, LLC	(10)	Specialty Coating of Aluminum and Light-Gauge Steel
			Common Equity	(8)	11/30/2021	769,231							769	2,910

Wall Street Prep, Inc.	(10)	Financial Training Services
			Secured Debt	(9)	07/19/2021			L+	7.00%		7/19/2026	—	(7)	(7)
			Secured Debt	(9)	07/19/2021		10.74%	L+	7.00%		7/19/2026	5,328	5,252	5,216
			Common Stock		07/19/2021	500,000							500	530
													5,745	5,739
Watterson Brands, LLC	(10)	Facility Management Services
			Secured Debt	(9)	12/17/2021		10.73%	L+	6.00%		12/17/2026	51	46	51
			Secured Debt	(9)	12/17/2021		10.73%	L+	6.00%		12/17/2026	53	45	53
			Secured Debt	(9)	12/17/2021		10.73%	L+	6.00%		12/17/2026	4,142	4,089	4,141
													4,180	4,245
West Star Aviation Acquisition, LLC	(10)	Aircraft, Aircraft Engine and Engine Parts
			Secured Debt	(9)	03/01/2022			SF+	6.00%		3/1/2028	—	(6)	(6)
			Secured Debt	(9)	03/01/2022		8.59%	SF+	6.00%		3/1/2028	2,978	2,926	2,948
			Common Stock		03/01/2022	200,000							200	250
													3,120	3,192
Winter Services LLC	(10)	Provider of Snow Removal and Ice Management Services
			Secured Debt	(9)	11/19/2021			L+	7.00%		11/19/2026	—	(43)	—
			Secured Debt	(9)	11/19/2021			L+	7.00%		11/19/2026	—	(43)	(43)
			Secured Debt	(9)	11/19/2021		10.74%	L+	7.00%		11/19/2026	12,500	12,305	12,487
													12,219	12,444
World Micro Holdings, LLC		Supply Chain Management
			Secured Debt		12/12/2022		13.00%				12/12/2027	1,970	1,930	1,930
			Preferred Equity		12/12/2022	530							530	530
													2,460	2,460
Xenon Arc, Inc.	(10)	Tech-enabled Distribution Services to Chemicals and Food Ingredients Primary Producers
			Secured Debt		12/17/2021			L+	5.25%		12/17/2026	—	(6)	(6)
			Secured Debt		12/17/2021		10.84%	L+	5.25%		12/17/2027	1,200	1,169	1,192
			Secured Debt		12/17/2021		8.63%	L+	5.25%		12/17/2027	2,370	2,332	2,354
													3,495	3,540
YS Garments, LLC	(11)	Designer and Provider of Branded Activewear
			Secured Debt	(9)	08/22/2018		9.51%	L+	5.50%		8/9/2024	6,329	6,310	6,064

Zips Car Wash, LLC	(10)	Express Car Wash Operator
			Secured Debt	(9)	02/11/2022		11.67%	SF+	7.25%		3/1/2024	2,388	2,357	2,388
			Secured Debt	(9) (32)	02/11/2022		11.67%	SF+	7.25%		3/1/2024	599	594	597
													2,951	2,985
Subtotal Non-Control/Non-Affiliate Investments (121.5% of net assets at fair value)													$787,201	$740,840

MSC Income Fund
Consolidated Schedule of Investments (Continued)
December 31, 2022
(dollars in thousands)

Portfolio Company (1) (20)	Business Description	Type of Investment (2) (3) (15)	Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)	PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Total Portfolio Investments, December 31, 2022 (175.2% of net assets at fair value)										$1,059,886	$1,068,143
Short-Term Investments (16)
US Bank Money Market Account (21)										$8,347	$8,347
Total Short-Term Investments										$8,347	$8,347
_____________________________
(1)All investments are Lower Middle Market portfolio investments, unless otherwise noted. See Note C — Fair Value Hierarchy for Investments — Portfolio Composition for a description of Lower Middle Market portfolio investments. All of the Company’s investments, unless otherwise noted, are encumbered as security for one of the Company’s Credit Facilities.
(2)Debt investments are income producing, unless otherwise noted by footnote (14), as described below. Equity and warrants are non-income producing, unless otherwise noted by footnote (8), as described below.
(3)See Note C — Fair Value Hierarchy for Investments — Portfolio Composition and Schedule 12-14 for a summary of geographic location of portfolio companies.
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
(9)Index based floating interest rate is subject to contractual minimum interest rate. As noted in this schedule, 93% of these floating rate loans (based on the par amount) contain LIBOR or Term SOFR ("SOFR") floors which range between 0.50% and 2.00%, with a weighted-average floor of 1.04%.
(10)Private Loan portfolio investment. See Note C — Fair Value Hierarchy for Investments — Portfolio Composition for a description of Private Loan portfolio investments.
(11)Middle Market portfolio investment. See Note C — Fair Value Hierarchy for Investments — Portfolio Composition for a description of Middle Market portfolio investments.
(12)Other Portfolio investment. See Note C — Fair Value Hierarchy for Investments — Portfolio Composition for a description of Other Portfolio investments.
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

MSC Income Fund
Consolidated Schedule of Investments (Continued)
December 31, 2022
(dollars in thousands)
(18)Investment fair value was determined using significant unobservable inputs, unless otherwise noted. See Note C — Fair Value Hierarchy for Investments—Portfolio Composition for further discussion. Negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par.
(19)Investments may have a portion, or all, of their income received from Paid-in-Kind (“PIK”) interest or dividends. PIK interest income and cumulative dividend income represent income not paid currently in cash. The difference between the Total Rate and PIK Rate represents the cash rate as of December 31, 2022.
(20)All portfolio company headquarters are based in the United States, unless otherwise noted.
(21)Effective yield as of December 31, 2022 was approximately 0.005% on the US Bank Money Market Account.
(22)Investment date represents the date of initial investment in the security position.
(23)Shares/Units represent ownership in a related Real Estate or HoldCo entity.
(24)Investment is not unitized. Presentation is made in percent of fully diluted ownership unless otherwise indicated.
(25)A majority of the variable rate loans in the Company’s Investment Portfolio bear interest at a rate that may be determined by reference to either LIBOR (“L”), SOFR (“SF”) or an alternate Base rate (commonly based on the Federal Funds Rate or the Prime rate (“P”)), which typically resets every one, three, or six months at the borrower’s option. SOFR based contracts may include a credit spread adjustment (the “Adjustment”) that is charged in addition to the stated spread. The Adjustment is applied when the SOFR rate, plus the Adjustment, exceeds the stated floor rate, as applicable. As of December 31, 2022, SOFR based contracts in the portfolio had Adjustments ranging from 0.10% to 0.26%.
(26)Warrants are presented in equivalent units with a strike price of $14.28 per unit.
(27)Warrants are presented in equivalent shares/units with a strike price of $0.01 per share/unit.
(28)Index based floating interest rate is subject to contractual maximum base rate of 2.50%.
(29)As of December 31, 2022, borrowings under the loan facility bore interest at SOFR+5.75% (Floor 1.00%). Delayed draw term loan facility permits the borrower to make an interest rate election regarding the base rate on each draw under the facility. The rate presented represents a weighted-average rate for borrowings under the facility, as of December 31, 2022.
(30)The security has an effective contractual interest rate of 2.00% PIK + LIBOR+6.50%, Floor 1.00%,but the issuer may, in its discretion, elect to pay the PIK interest in cash. The rate presented represents the effective current yield based on actual payments received during the period.
(31)As of December 31, 2022, borrowings under the loan facility bore interest at LIBOR+7.25% (Floor 0.75%). RLOC facility permits the borrower to make an interest rate election regarding the base rate on each draw under the facility. The rate presented represents a weighted-average rate for borrowings under the facility, as of December 31, 2022.
(32)As of December 31, 2022, borrowings under the loan facility bore interest at SOFR+7.25% (Floor 1.00%). Each new draw on the delayed draw term loan facility has a different floating rate reset date. The rate presented represents a weighted-average rate for borrowings under the facility, as of December 31, 2022.
(33)The position is unfunded and no interest income is being earned as of December 31, 2022. The position may earn a nominal unused facility fee on committed amounts.
(34)As of December 31, 2022, borrowings under the loan facility bore interest at SOFR+6.25% (Floor 1.00%). RLOC facility permits the borrower to make an interest rate election regarding the base rate on each draw under the facility. The rate presented represents a weighted-average rate for borrowings under the facility, as of December 31, 2022.
(35)As of December 31, 2022, borrowings under the loan facility bore interest at SOFR+6.25% (Floor 1.00%). Due to an amendment and subsequent funding during the quarter, the term loan facility has different floating rate reset dates. The rate presented represents a weighted-average rate for borrowings under the facility, as of December 31, 2022.

MSC Income Fund
Consolidated Schedule of Investments (Continued)
December 31, 2022
(dollars in thousands)
(36)As of December 31, 2022, borrowings under the loan facility bore interest at LIBOR+8.00% (Floor 1.00%). RLOC facility permits the borrower to make an interest rate election regarding the base rate on each draw under the facility. The rate presented represents a weighted-average rate for borrowings under the facility, as of December 31, 2022.
(37)As of December 31, 2022, borrowings under the loan facility bore interest at SOFR+5.75% (Floor 1.00%). RLOC facility permits the borrower to make an interest rate election regarding the base rate on each draw under the facility. The rate presented represents a weighted-average rate for borrowings under the facility, as of December 31, 2022.
(38)As of December 31, 2022, borrowings under the loan facility bore interest at LIBOR+10.00%. RLOC facility permits the borrower to make an interest rate election regarding the base rate on each draw under the facility. The rate presented represents a weighted-average rate for borrowings under the facility, as of December 31, 2022.
(39)As of December 31, 2022, borrowings under the loan facility bore interest at SOFR+ 8.00% (Floor 1.00%). RLOC facility permits the borrower to make an interest rate election regarding the base rate on each draw under the facility. The rate presented represents a weighted-average rate for borrowings under the facility, as of December 31, 2022.

MSC Income Fund
Consolidated Schedule of Investments
December 31, 2021
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Control Investments (5)

Copper Trail Fund Investments	(12) (13)	Investment Partnership
			LP Interests (CTMH, LP)	(24)	7/17/2017	38.8%							$835	$710

GRT Rubber Technologies LLC		Manufacturer of Engineered Rubber Products
			Secured Debt		12/19/2014		8.10%	L+	8.00%		10/29/2026	$19,152	18,930	19,152
			Member Units	(8)	12/19/2014	2,896							6,435	22,750
													25,365	41,902
Harris Preston Fund Investments	(12) (13)	Investment Partnership
			LP Interests (2717 MH, L.P.)	(24)	10/1/2017	49.3%							2,703	3,971

Subtotal Control Investments (7.6% of net assets at fair value)													$28,903	$46,583
Affiliate Investments (6)
AFG Capital Group, LLC		Provider of Rent-to-Own Financing Solutions and Services
			Secured Debt		4/25/2019		10.00%				5/25/2022	$36	$36	$36
			Preferred Member Units	(8)	11/7/2014	46							300	1,930
													336	1,966
Analytical Systems Keco Holdings, LLC		Manufacturer of Liquid and Gas Analyzers
			Secured Debt	(9)	8/16/2019		12.00%	L+	10.00%		8/16/2024	1,236	1,178	1,178
			Preferred Member Units		8/16/2019	800							800	—
			Preferred Member Units		5/20/2021	607							607	1,220
			Warrants	(27)	8/16/2019	105					8/16/2029		79	—
													2,664	2,398
ATX Networks Corp.	(11)	Provider of Radio Frequency Management Equipment
			Secured Debt	(9)	9/1/2021		8.50%	L+	7.50%		9/1/2026	7,698	7,153	7,121
			Unsecured Debt		9/1/2021		10.00%			10.00%	9/1/2028	3,090	2,010	1,977
			Common Stock		9/1/2021	585							—	—
													9,163	9,098
Barfly Ventures, LLC	(10)	Casual Restaurant Group
			Member Units		10/26/2020	12							528	643

Brewer Crane Holdings, LLC		Provider of Crane Rental and Operating Services
			Secured Debt	(9)	1/9/2018		11.00%	L+	10.00%		1/9/2023	2,015	2,005	2,005
			Preferred Member Units	(8)	1/9/2018	737							1,070	1,930

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

MSC Income Fund
Consolidated Schedule of Investments (Continued)
December 31, 2021
(dollars in thousands)
_____________________________
(1)All investments are Lower Middle Market portfolio investments, unless otherwise noted. See Note C — Fair Value Hierarchy for Investments — Portfolio Composition for a description of Lower Middle Market portfolio investments. All of the Company’s investments, unless otherwise noted, are encumbered as security for one of the Company’s Credit Facilities.
(2)Debt investments are income producing, unless otherwise noted by footnote (14), as described below. Equity and warrants are non-income producing, unless otherwise noted by footnote (8), as described below.
(3)See Note C — Fair Value Hierarchy for Investments — Portfolio Composition and Schedule 12-14 for a summary of geographic location of portfolio companies.
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
(9)Index based floating interest rate is subject to contractual minimum interest rate. As noted in this schedule, 79% of these floating rate loans (based on the par amount) contain LIBOR floors which range between 0.63% and 2.00%, with a weighted-average LIBOR floor of 1.04%.
(10)Private Loan portfolio investment. See Note C — Fair Value Hierarchy for Investments — Portfolio Composition for a description of Private Loan portfolio investments.
(11)Middle Market portfolio investment. See Note C — Fair Value Hierarchy for Investments — Portfolio Composition for a description of Middle Market portfolio investments.
(12)Other Portfolio investment. See Note C — Fair Value Hierarchy for Investments — Portfolio Composition for a description of Other Portfolio investments.
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
(18)Investment fair value was determined using significant unobservable inputs, unless otherwise noted. See Note C — Fair Value Hierarchy for Investments — Portfolio Composition for further discussion.
(19)Investments may have a portion, or all, of their income received from Paid-in-Kind (“PIK”) interest or dividends. PIK interest income and cumulative dividend income represent income not paid currently in cash. The difference between the Total Rate and PIK Rate represents the cash rate as of December 31, 2021.
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

MSC Income Fund, Inc.
Notes to the Consolidated Financial Statements

NOTE A—ORGANIZATION AND BASIS OF PRESENTATION
1.Organization
MSC Income Fund, Inc. (“MSIF” or, together with its consolidated subsidiaries, “MSC Income Fund” or the “Company”) is a principal investment firm primarily focused on providing debt capital to middle market (“Middle Market”) companies and customized debt and equity financing to lower middle market (“LMM”) companies. The portfolio investments of MSC Income Fund are typically made to support leveraged buyouts, recapitalizations, growth financings, refinancings and acquisitions of companies that operate in a variety of industry sectors. MSC Income Fund invest primarily in secured debt investments of Middle Market companies generally headquartered in the United States and in secured debt investments, equity investments, warrants and other securities of LMM companies based in the United States. MSC Income Fund seeks to partner with private equity funds in its Private Loan (as defined below) and Middle Market investment strategies. MSC Income Fund seeks to partner with entrepreneurs, business owners and management teams and generally provides “one-stop” financing alternatives within its LMM investment strategy.
MSIF was formed in November 2011 to operate as an externally managed business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). MSIF has elected to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As a result, MSIF generally does not pay corporate-level U.S. federal income taxes on any net ordinary taxable income or capital gains that it distributes to its stockholders.
On October 28, 2020, MSIF’s stockholders approved the appointment of MSC Adviser I, LLC (the “Adviser”), which is wholly-owned by Main Street Capital Corporation (“Main Street”), a New York Stock Exchange listed BDC, as MSIF’s investment adviser and administrator, under an Investment Advisory and Administrative Services Agreement dated October 30, 2020 (the “Investment Advisory Agreement”). In such role, the Adviser has the responsibility to manage the business of MSC Income Fund, including the responsibility to identify, evaluate, negotiate and structure prospective investments, make investment and portfolio management decisions, monitor MSC Income Fund’s investment portfolio and provide ongoing administrative services.
MSIF has certain direct and indirect wholly-owned subsidiaries that have elected to be taxable entities (the “Taxable Subsidiaries”). The primary purpose of the Taxable Subsidiaries is to permit MSIF to hold equity investments in portfolio companies which are “pass-through” entities for tax purposes. MSIF also has certain direct and indirect wholly-owned subsidiaries formed for financing purposes (the “Structured Subsidiaries”).
Unless otherwise noted or the context otherwise indicates, the term “MSIF” refers to MSC Income Fund, Inc. on a stand alone basis, and the terms “we,” “us,” “our,” the “Company” and “MSC Income Fund” refer to MSIF and its consolidated subsidiaries, which include the Taxable Subsidiaries and the Structured Subsidiaries.
2.Basis of Presentation
MSC Income Fund’s consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The Company is an investment company following accounting and reporting guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services—Investment Companies (“ASC 946”). For each of the periods presented herein, MSC Income Fund’s consolidated financial statements include the accounts of MSIF and its consolidated subsidiaries. The Investment Portfolio, as used herein, refers to all of MSC Income Fund’s investments in Private Loan portfolio companies, investments in LMM portfolio companies, investments in Middle Market portfolio companies and Other Portfolio investments (see Note C — Fair Value Hierarchy for Investments — Portfolio Composition — Investment Portfolio Composition for additional discussion of MSC Income Fund’s Investment Portfolio and definitions for the defined terms Private Loan and Other Portfolio). MSC Income Fund’s results of operations and cash flows for the years ended December 31, 2022, 2021 and 2020 and financial position as of December 31, 2022 and 2021, are presented on a consolidated basis. The effects of all intercompany transactions between MSIF and its consolidated subsidiaries have been eliminated in consolidation.

MSC Income Fund, Inc.
Notes to the Consolidated Financial Statements (Continued)
Principles of Consolidation
Under ASC 946, MSC Income Fund is precluded from consolidating other entities in which MSC Income Fund has equity investments, including those in which it has a controlling interest, unless the other entity is another investment company. An exception to this general principle in ASC 946 occurs if MSC Income Fund holds a controlling interest in an operating company that provides all or substantially all of its services directly to MSC Income Fund or to its portfolio companies. Accordingly, as noted above, MSC Income Fund’s consolidated financial statements include the financial position and operating results for the Taxable Subsidiaries and the Structured Subsidiaries. MSC Income Fund has determined that none of its portfolio investments qualify for this exception. Therefore, MSC Income Fund’s Investment Portfolio is carried on the Consolidated Balance Sheets at fair value, as discussed further in Note B.1. — Summary of Significant Accounting Policies — Valuation of the Investment Portfolio, with any adjustments to fair value recognized as “Net Unrealized Appreciation (Depreciation)” until the investment is realized, usually upon exit, resulting in any gain or loss being recognized as a “Net Realized Gain (Loss),” in both cases on the Consolidated Statements of Operations.
Portfolio Investment Classification
MSC Income Fund classifies its Investment Portfolio in accordance with the requirements of the 1940 Act. Under the 1940 Act, (a) “Control Investments” are defined as investments in which MSC Income Fund owns more than 25% of the voting securities or has rights to maintain greater than 50% of the board representation, (b) “Affiliate Investments” are defined as investments in which MSC Income Fund owns between 5% and 25% (inclusive) of the voting securities and does not have rights to maintain greater than 50% of the board representation and (c) “Non-Control/Non-Affiliate Investments” are defined as investments that are neither Control Investments nor Affiliate Investments. For purposes of determining the classification of its Investment Portfolio, MSC Income Fund has excluded consideration of any voting securities or board appointment rights held by Main Street and third-party investment funds advised by the Adviser.
NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
1.Valuation of the Investment Portfolio
MSC Income Fund accounts for its Investment Portfolio at fair value. As a result, MSC Income Fund follows the provisions of ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. ASC 820 requires MSC Income Fund to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal market that are independent, knowledgeable and willing and able to transact.
MSC Income Fund’s portfolio strategy calls for it to invest primarily in debt securities issued by Middle Market companies and illiquid debt and equity securities issued by privately held, LMM companies. The Middle Market companies in which MSC Income Fund invests are generally larger in size and can be more liquid than the LMM companies. MSC Income Fund categorizes some of its investments in Middle Market companies and LMM companies as Private Loan portfolio investments, which are primarily debt securities in privately held companies that either (i) have primarily been originated directly by the Adviser or (ii) to a lesser extent, by the Adviser through its strategic relationships with other investment funds on a collaborative basis through investments, and are often referred to in the debt markets as “club deals” because of the small lender group size. In both cases, our Private Loan investments are typically made to support a company owned by or in the process of being acquired by a private equity sponsor. Private Loan investments are made in companies that are consistent with the size of companies MSC Income Fund invests in through its Middle Market portfolio and LMM portfolio. MSC Income Fund’s portfolio also includes Other Portfolio investments which primarily consist of investments that are not consistent with the typical profiles for its Private Loan, LMM or Middle Market portfolio investments, including investments which may be managed by third parties. MSC Income Fund’s portfolio investments may be subject to restrictions on resale.
For Private Loan and Middle Market portfolio investments in debt securities for which it has determined that third-party quotes or other independent pricing are not available or appropriate, MSC Income Fund generally estimates the fair value based on the assumptions that it believes hypothetical market participants would use to value the investment in a current hypothetical sale using a yield-to-maturity model (“Yield-to-Maturity”) valuation method. For LMM portfolio

MSC Income Fund, Inc.
Notes to the Consolidated Financial Statements (Continued)
investments, MSC Income Fund generally reviews external events, including private mergers, sales and acquisitions involving comparable companies, and includes these events in the valuation process by using an enterprise value waterfall methodology (“Waterfall”) for its LMM equity investments and an income approach using a Yield-to-Maturity valuation method for its LMM debt investments. For Middle Market portfolio investments in debt securities for which it has determined that third-party quotes or other independent prices are available, MSC Income Fund primarily uses quoted prices in the valuation process. MSC Income Fund determines the appropriateness of the use of third-party broker quotes, if any, in determining fair value based on its understanding of the level of actual transactions used by the broker to develop the quote and whether the quote was an indicative price or binding offer, the depth and consistency of broker quotes and the correlation of changes in broker quotes with underlying performance of the portfolio company and other market indices. For its Other Portfolio equity investments, MSC Income Fund generally calculates the fair value of the investment primarily based on the net asset value (“NAV”) of the fund and adjusts the fair value for other factors deemed relevant that would affect the fair value of the investment. All of the valuation approaches for MSC Income Fund’s portfolio investments estimate the value of the investment as if MSC Income Fund was to sell, or exit, the investment as of the measurement date.
These valuation approaches consider the value associated with MSC Income Fund’s ability to control the capital structure of the portfolio company, as well as the timing of a potential exit. For valuation purposes, “control” portfolio investments are composed of debt and equity securities in companies for which MSC Income Fund has a controlling interest in the equity ownership of the portfolio company or the ability to nominate a majority of the portfolio company’s board of directors. For valuation purposes, “non-control” portfolio investments are generally composed of debt and equity securities in companies for which MSC Income Fund does not have a controlling interest in the equity ownership of the portfolio company or the ability to nominate a majority of the portfolio company’s board of directors.
Under the Waterfall valuation method, MSC Income Fund estimates the enterprise value of a portfolio company using a combination of market and income approaches or other appropriate valuation methods, such as considering recent transactions in the equity securities of the portfolio company or third-party valuations of the portfolio company, and then performs a Waterfall calculation by allocating the enterprise value over the portfolio company’s securities in order of their preference relative to one another. The enterprise value is the fair value at which an enterprise could be sold in a transaction between two willing parties, other than through a forced or liquidation sale. Typically, privately held companies are bought and sold based on multiples of earnings before interest, taxes, depreciation and amortization (“EBITDA”), cash flows, net income, revenues, or in limited cases, book value. There is no single methodology for estimating enterprise value. For any one portfolio company, enterprise value is generally described as a range of values from which a single estimate of enterprise value is derived. In estimating the enterprise value of a portfolio company, MSC Income Fund analyzes various factors including the portfolio company’s historical and projected financial results. Due to SEC deadlines for MSC Income Fund’s quarterly and annual financial reporting, the operating results of a portfolio company used in the current period valuation are generally the results from the period ended three months prior to such valuation date and may include unaudited, projected, budgeted or pro forma financial information and may require adjustments for non-recurring items or to normalize the operating results that may require significant judgment in determining. In addition, projecting future financial results requires significant judgment regarding future growth assumptions. In evaluating the operating results, MSC Income Fund also analyzes the impact of exposure to litigation, loss of customers or other contingencies. After determining the appropriate enterprise value, MSC Income Fund allocates the enterprise value to investments in order of the legal priority of the various components of the portfolio company’s capital structure. In applying the Waterfall valuation method, MSC Income Fund assumes the loans are paid-off at the principal amount in a change in control transaction and are not assumed by the buyer, which MSC Income Fund believes is consistent with its past transaction history and standard industry practices.
Under the Yield-to-Maturity valuation method, MSC Income Fund also uses the income approach to determine the fair value of debt securities based on projections of the discounted future free cash flows that the debt security will likely generate, including analyzing the discounted cash flows of interest and principal amounts for the debt security, as set forth in the associated loan agreements, as well as the financial position and credit risk of the portfolio company. MSC Income Fund’s estimate of the expected repayment date of its debt securities is generally the maturity date of the instrument, as MSC Income Fund generally intends to hold its loans and debt securities to maturity. The Yield-to-Maturity analysis also considers changes in leverage levels, credit quality, portfolio company performance, changes in market-based interest rates and other factors. MSC Income Fund will generally use the value determined by the Yield-to-Maturity analysis as the fair value for that security; however, because of MSC Income Fund’s general intent to hold its loans to maturity, the fair value

MSC Income Fund, Inc.
Notes to the Consolidated Financial Statements (Continued)
will not exceed the principal amount of the debt security valued using the Yield-to-Maturity valuation method. A change in the assumptions that MSC Income Fund uses to estimate the fair value of its debt securities using the Yield-to-Maturity valuation method could have a material impact on the determination of fair value. If there is deterioration in credit quality or if a debt security is in workout status, MSC Income Fund may consider other factors in determining the fair value of the debt security, including the value attributable to the debt security from the enterprise value of the portfolio company or the proceeds that would most likely be received in a liquidation analysis.
Under the NAV valuation method, for an investment in an investment fund that does not have a readily determinable fair value, MSC Income Fund measures the fair value of the investment predominately based on the NAV of the investment fund as of the measurement date and adjusts the investment’s fair value for factors known to MSC Income Fund that would affect that fund’s NAV, including, but not limited to, fair values for individual investments held by the fund if MSC Income Fund holds the same investment or for a publicly traded investment. In addition, in determining the fair value of the investment, MSC Income Fund considers whether adjustments to the NAV are necessary in certain circumstances, based on the analysis of any restrictions on redemption of MSC Income Fund’s investment as of the measurement date, recent actual sales or redemptions of interests in the investment fund, and expected future cash flows available to equity holders, including the rate of return on those cash flows compared to an implied market return on equity required by market participants, or other uncertainties surrounding MSC Income Fund’s ability to realize the full NAV of its interests in the investment fund.
Pursuant to its internal valuation process and the requirements under the 1940 Act, MSC Income Fund performs valuation procedures on each of its portfolio investments quarterly. For valuation purposes, all of MSC Income Fund’s Private Loan portfolio investments are non-control investments. For Private Loan portfolio investments for which it has determined that third-party quotes or other independent pricing are not available or appropriate, MSC Income Fund generally estimates the fair value based on the assumptions that it believes hypothetical market participants would use to value such Private Loan debt investments in a current hypothetical sale using the Yield-to-Maturity valuation method and such Private Loan equity investments in a current hypothetical sale using the Waterfall valuation method.
In addition to its internal valuation process, in arriving at estimates of fair value for its investments in its Private Loan portfolio companies, MSC Income Fund, among other things, consults with a nationally recognized independent financial advisory services firm (the “Financial Advisory Firm”). The Financial Advisory Firm analyzes and provides observations and recommendations and an assurance certification regarding MSC Income Fund’s determinations of the fair value of its Private Loan portfolio company investments. The Financial Advisory Firm is generally consulted relative to MSC Income Fund’s investments in each Private Loan portfolio company at least once every calendar year, and for MSC Income Fund’s investments in new Private Loan portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, MSC Income Fund may determine that it is not cost-effective, and as a result is not in its stockholders’ best interest, to consult with the Financial Advisory Firm on its investments in one or more Private Loan portfolio companies. Such instances include, but are not limited to, situations where the fair value of MSC Income Fund’s investment in a Private Loan portfolio company is determined to be insignificant relative to the total Investment Portfolio. MSC Income Fund consulted with and received an assurance certification from the Financial Advisory Firm in arriving at its determination of fair value on its investments in a total of 51 Private Loan portfolio companies for the year ended December 31, 2022, representing 83% of the total Private Loan portfolio at fair value as of December 31, 2022, and on a total of 27 Private Loan portfolio companies for the year ended December 31, 2021, representing 62% of the total Private Loan portfolio at fair value as of December 31, 2021. Excluding its investments in Private Loan portfolio companies that, as of December 31, 2022 and 2021, as applicable, had not been in the Investment Portfolio for at least twelve months subsequent to the initial investment and its investments in Private Loan portfolio companies that were not reviewed because the investment is valued based upon third-party quotes or other independent pricing, the percentage of the Private Loan portfolio reviewed and certified by the Financial Advisory Firm for the years ended December 31, 2022 and 2021 was 94% and 90% of the total Private Loan portfolio at fair value as of December 31, 2022 and 2021, respectively.
In addition to its internal valuation process, in arriving at estimates of fair value for its investments in its LMM portfolio companies, MSC Income Fund, among other things, consults with the Financial Advisory Firm. The Financial Advisory Firm analyzes and provides observations, recommendations and an assurance certification regarding MSC Income Fund’s determinations of the fair value of its LMM portfolio company investments. The Financial Advisory Firm is generally consulted relative to MSC Income Fund’s investments in each LMM portfolio company at least once every

MSC Income Fund, Inc.
Notes to the Consolidated Financial Statements (Continued)
calendar year, and for MSC Income Fund’s investments in new LMM portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, MSC Income Fund may determine that it is not cost-effective, and as a result is not in its stockholders’ best interest, to consult with the Financial Advisory Firm on its investments in one or more LMM portfolio companies. Such instances include, but are not limited to, situations where the fair value of MSC Income Fund’s investment in a LMM portfolio company is determined to be insignificant relative to the total Investment Portfolio. MSC Income Fund consulted with and received an assurance certification from the Financial Advisory Firm in arriving at MSC Income Fund’s determination of fair value on its investments in a total of 44 LMM portfolio companies for the year ended December 31, 2022, representing 97% of the total LMM portfolio at fair value as of December 31, 2022 and on a total of 32 LMM portfolio companies for the year ended December 31, 2021, representing 80% of the total LMM portfolio at fair value as of December 31, 2021. Excluding its investments in LMM portfolio companies that, as of December 31, 2022 and 2021, as applicable, had not been in the Investment Portfolio for at least twelve months subsequent to the initial investment or whose primary purpose is to own real estate for which a third-party appraisal is obtained on at least an annual basis, the percentage of the LMM portfolio reviewed and certified by the Financial Advisory Firm for both of the years ended December 31, 2022 and 2021 was 100% of the total LMM portfolio at fair value.
For valuation purposes, all of MSC Income Fund’s Middle Market portfolio investments are non-control investments. To the extent sufficient observable inputs are available to determine fair value, MSC Income Fund uses observable inputs to determine the fair value of these investments through obtaining third-party quotes or other independent pricing. For Middle Market portfolio investments for which it has determined that third-party quotes or other independent pricing are not available or appropriate, MSC Income Fund generally estimates the fair value based on the assumptions that it believes hypothetical market participants would use to value such Middle Market debt investments in a current hypothetical sale using the Yield-to-Maturity valuation method and such Middle Market equity investments in a current hypothetical sale using the Waterfall valuation method. MSC Income Fund generally consults on a limited basis with the Financial Advisory Firm in connection with determining the fair value of its Middle Market portfolio investments due to the nature of these investments. The vast majority (91% and 93% as of December 31, 2022 and 2021, respectively) of the Middle Market portfolio investments (i) are valued using third-party quotes or other independent pricing services, (ii) MSC Income Fund has consulted with and received an assurance certification from the Financial Advisory Firm within the last twelve months or (iii) are new investments that have not been in the Investment Portfolio for at least twelve months subsequent to the initial investment.
For valuation purposes, all of MSC Income Fund’s Other Portfolio investments are non-control investments. MSC Income Fund’s Other Portfolio investments comprised 2.7% and 2.5% of MSC Income Fund’s Investment Portfolio at fair value as of December 31, 2022 and 2021, respectively. Similar to the LMM investment portfolio, market quotations for Other Portfolio equity investments are generally not readily available. For its Other Portfolio equity investments, MSC Income Fund generally determines the fair value of these investments using the NAV valuation method.
Due to the inherent uncertainty in the valuation process, MSC Income Fund’s determination of fair value for its Investment Portfolio may differ materially from the values that would have been determined had a ready market for the securities existed. In addition, changes in the market environment, portfolio company performance and other events that may occur over the lives of the investments may cause the gains or losses ultimately realized on these investments to be materially different than the valuations currently assigned. MSC Income Fund determines the fair value of each individual investment and records changes in fair value as unrealized appreciation or depreciation.
MSC Income Fund uses an internally developed portfolio investment rating system in connection with its investment oversight, portfolio management and analysis and investment valuation procedures for its Private Loan, LMM and Middle Market portfolio companies. This system takes into account both quantitative and qualitative factors of each Private Loan, LMM and Middle Market portfolio company.
In December 2020, the SEC adopted Rule 2a-5 under the 1940 Act, which permits a BDC’s board of directors to designate its executive officers or investment adviser as a valuation designee to determine the fair value for its investment portfolio, subject to the active oversight of the board. MSC Income Fund’s Board of Directors has approved policies and procedures pursuant to Rule 2a-5 (the “Valuation Procedures”) and has designated the Adviser, led by a group of Main Street’s and the Adviser’s executive officers, to serve as the Board of Directors’ valuation designee. MSC Income Fund believes its Investment Portfolio as of December 31, 2022 and 2021 approximates fair value as of those dates based on the markets in which MSC Income Fund operates and other conditions in existence on those reporting dates.

MSC Income Fund, Inc.
Notes to the Consolidated Financial Statements (Continued)
2.Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results may differ from these estimates under different conditions or assumptions. Additionally, as explained in Note B.1. — Summary of Significant Accounting Policies — Valuation of the Investment Portfolio, the consolidated financial statements include investments in the Investment Portfolio whose values have been estimated by MSC Income Fund pursuant to valuation policies and procedures approved and overseen by MSC Income Fund’s Board of Directors, in the absence of readily ascertainable market values. Because of the inherent uncertainty of the Investment Portfolio valuations, those estimated values may differ materially from the values that would have been determined had a ready market for the securities existed.
Macroeconomic factors, including the COVID-19 pandemic, risk of recession, inflation, supply chain constraints or disruptions, geopolitical disruptions and rising interest rates, and the related effect on the U.S. and global economies, have impacted, and may continue to impact, the businesses and operating results of certain of MSC Income Fund’s portfolio companies, as well as market interest rate spreads. As a result of these and other current effects of macroeconomic factors, as well as the uncertainty regarding the extent and duration of their impact, the valuation of MSC Income Fund’s Investment Portfolio has and may continue to experience increased volatility.
3.Cash and Cash Equivalents
Cash and cash equivalents consist of cash and highly liquid investments with an original maturity of three months or less at the date of purchase. These highly liquid, short-term investments are included in the Consolidated Schedule of Investments. Cash and cash equivalents are carried at cost, which approximates fair value. At December 31, 2022, the Company had investments in short-term money market accounts totaling $8.3 million classified as cash equivalents.
At December 31, 2022, cash balances totaling $11.7 million exceeded Federal Deposit Insurance Corporation insurance protection levels, subjecting the Company to risk related to the uninsured balance. All of the Company’s cash deposits are held at large established high credit quality financial institutions, and management believes that the risk of loss associated with any uninsured balances is remote.
4.Interest, Dividend and Fee Income
MSC Income Fund records interest and dividend income on the accrual basis to the extent amounts are expected to be collected. Dividend income is recorded when dividends are declared by the portfolio company or such other time that an obligation exists for the portfolio company to make a distribution. MSC Income Fund evaluates accrued interest and dividend income periodically for collectability. When a loan or debt security becomes 90 days or more past due, and if MSC Income Fund otherwise does not expect the debtor to be able to service its debt obligation, MSC Income Fund will generally place the loan or debt security on non-accrual status and cease recognizing interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. If a loan or debt security’s status significantly improves regarding the debtor’s ability to service the debt obligation, or if a loan or debt security is sold or written off, MSC Income Fund removes it from non-accrual status.
As of December 31, 2022, MSC Income Fund’s total Investment Portfolio had seven investments on non-accrual status, which comprised 0.8% of its fair value and 4.8% of its cost. As of December 31, 2021, MSC Income Fund’s total Investment Portfolio had four investments on non-accrual status, which comprised 0.7% of its fair value and 2.8% of its cost.
Interest income from investments in the “equity” class of security of collateralized loan obligation (“CLO”) funds (typically subordinated notes) is recorded based upon an estimation of an effective yield to expected maturity utilizing estimated projected cash flows in accordance with ASC 325-40, Beneficial Interests in Securitized Financial Assets. MSC Income Fund monitors the expected cash inflows from its investment in a CLO, including the expected residual payments, and the effective yield is determined and updated periodically.

MSC Income Fund holds certain debt and preferred equity instruments in its Investment Portfolio that contain payment-in-kind (“PIK”) interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate

MSC Income Fund, Inc.
Notes to the Consolidated Financial Statements (Continued)
specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed or sold. To maintain RIC tax treatment (as discussed in Note B.7. — Summary of Significant Accounting Policies — Income Taxes below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though MSC Income Fund may not have collected the PIK interest and cumulative dividends in cash. MSC Income Fund stops accruing PIK interest and cumulative dividends and writes off any accrued and uncollected interest and dividends in arrears when it determines that such PIK interest and dividends in arrears are no longer collectible. For the years ended December 31, 2022, 2021 and 2020, (i) 2.5%, 2.3% and 5.1%, respectively, of MSC Income Fund’s total investment income was attributable to PIK interest income not paid currently in cash and (ii) 0.6%, 0.3% and 0.2%, respectively, of MSC Income Fund’s total investment income was attributable to cumulative dividend income not paid currently in cash.
MSC Income Fund may periodically provide services, including structuring and advisory services, to its portfolio companies or other third parties. For services that are separately identifiable, fee income is recognized as earned. Fees received in connection with debt financing transactions are generally deferred and are accreted into income over the life of the financing.
A presentation of total investment income MSC Income Fund received from its Investment Portfolio in each of the periods presented is as follows:

	Year Ended December 31,
	2022	2021	2020
	(dollars in thousands)
Interest, fee and dividend income:
Interest income	$90,811	$72,536	$76,982
Dividend income	9,442	15,880	7,789
Fee income	3,512	1,712	1,954
Total interest, fee and dividend income	$103,765	$90,128	$86,725
5.Deferred Financing Costs
Deferred financing costs include commitment fees and other direct costs incurred in connection with arranging MSC Income Fund’s borrowings. These costs were incurred in connection with MSC Income Fund’s multi-year revolving Credit Facilities (as defined below in Note E — Debt) and have been capitalized as an asset and reflected in the Consolidated Balance Sheets as Deferred financing costs. Deferred financing costs incurred in connection with the Series A Notes (as defined below in Note E — Debt) are a direct deduction from the principal amount outstanding.
6.Unearned Income — Debt Origination Fees and Original Issue Discount and Discounts / Premiums to Par Value
MSC Income Fund capitalizes debt origination fees received in connection with financings and reflects such fees as unearned income netted against the applicable debt investments. The unearned income from the fees is accreted into income over the life of the financing.
In connection with its portfolio debt investments, MSC Income Fund sometimes receives nominal cost warrants or warrants with an exercise price below the fair value of the underlying equity (together, “nominal cost equity”) that are valued as part of the negotiation process with the particular portfolio company. When MSC Income Fund receives nominal cost equity, it allocates its cost basis in its investment between its debt security and its nominal cost equity at the time of origination based on amounts negotiated with the particular portfolio company. The allocated amounts are based upon the fair value of the nominal cost equity, which is then used to determine the allocation of cost to the debt security. Any discount recorded on a debt investment resulting from this allocation is reflected as unearned income, which is netted

MSC Income Fund, Inc.
Notes to the Consolidated Financial Statements (Continued)
against the applicable debt investment, and accreted into interest income over the life of the debt investment. The actual collection of this interest is deferred until the time of debt principal repayment.
MSC Income Fund may also purchase debt securities at a discount or at a premium to the par value of the debt security. In the case of a purchase at a discount, MSC Income Fund records the investment at the par value of the debt security net of the discount, and the discount is accreted into interest income over the life of the debt investment. In the case of a purchase at a premium, MSC Income Fund records the investment at the par value of the debt security plus the premium, and the premium is amortized as a reduction to interest income over the life of the debt investment.
To maintain RIC tax treatment (as discussed in Note B.7. — Summary of Significant Accounting Policies — Income Taxes below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though MSC Income Fund may not have collected the interest income. For the years ended December 31, 2022, 2021 and 2020, 2.5%, 5.7%, and 6.7%, respectively, of MSC Income Fund’s total investment income was attributable to interest income from the accretion of discounts associated with debt investments, net of any premium reduction.
7.Income Taxes
MSIF has elected to be treated for U.S. federal income tax purposes as a RIC. MSIF’s taxable income includes the taxable income generated by MSIF and certain of its subsidiaries, including the Structured Subsidiaries, which are treated as disregarded entities for tax purposes. As a RIC, MSIF generally will not pay corporate-level U.S. federal income taxes on any net ordinary taxable income or capital gains that MSIF distributes to its stockholders. MSIF must generally distribute at least 90% of its “investment company taxable income” (which is generally its net ordinary taxable income and realized net short-term capital gains in excess of realized net long-term capital losses) and 90% of its tax-exempt income to maintain its RIC status (pass-through tax treatment for amounts distributed). As part of maintaining RIC status, undistributed taxable income (subject to a 4% non-deductible U.S. federal excise tax) pertaining to a given fiscal year may be distributed up to twelve months subsequent to the end of that fiscal year, provided such dividends are declared on or prior to the later of (i) the filing of the U.S. federal income tax return for the applicable fiscal year or (ii) the fifteenth day of the ninth month following the close of the year in which such taxable income was generated.

The Taxable Subsidiaries primarily hold certain equity investments for MSC Income Fund. The Taxable Subsidiaries permit MSC Income Fund to hold equity investments in portfolio companies which are “pass-through” entities for tax purposes and to continue to comply with the “source-of-income” requirements contained in the RIC tax provisions of the Code. The Taxable Subsidiaries are consolidated with MSC Income Fund for U.S. GAAP financial reporting purposes, and the portfolio investments held by the Taxable Subsidiaries are included in MSC Income Fund’s consolidated financial statements as portfolio investments and recorded at fair value. The Taxable Subsidiaries are not consolidated with MSIF for income tax purposes and may generate income tax expense, or benefit, and tax assets and liabilities, as a result of their ownership of certain portfolio investments. The taxable income, or loss, of the Taxable Subsidiaries may differ from their book income, or loss, due to temporary book and tax timing differences and permanent differences. The Taxable Subsidiaries are each taxed at corporate income tax rates based on their taxable income. The income tax expense, or benefit, if any, and the related tax assets and liabilities, of the Taxable Subsidiaries are reflected in MSC Income Fund’s consolidated financial statements.

The Taxable Subsidiaries use the liability method in accounting for income taxes. Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements, using statutory tax rates in effect for the year in which the temporary differences are expected to reverse. A valuation allowance is provided, if necessary, against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. MSC Income Fund’s net assets as included on the Consolidated Balance Sheets and Consolidated Statements of Changes in Net Assets include an adjustment to classification as a result of permanent book-to-tax differences, which include differences in the book and tax treatment of income and expenses.
Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses. Taxable income generally excludes net unrealized appreciation or depreciation, as investment gains or losses are not included in taxable income until they are realized.

MSC Income Fund, Inc.
Notes to the Consolidated Financial Statements (Continued)
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
9.Fair Value of Financial Instruments
Fair value estimates are made at discrete points in time based on relevant information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. MSC Income Fund believes that the carrying amounts of its financial instruments, consisting of cash and cash equivalents, receivables, payables and other liabilities approximate the fair values of such items due to the short-term nature of these instruments.
To estimate the fair value of MSC Income Fund’s Series A Notes as disclosed in Note E — Debt, MSC Income Fund uses the Yield-to-Maturity valuation method based on projections of the discounted future free cash flows that the debt security will likely generate, including both the discounted cash flows of the associated interest and principal amounts for the debt security.
10.Earnings per Share
Net increase in net assets resulting from operations per share and net investment income per share are computed utilizing the weighted-average number of shares of common stock outstanding for the period.
11.Recently Issued or Adopted Accounting Standards
In March 2020, the FASB issued ASU 2020-04, Reference rate reform (Topic 848) — Facilitation of the effects of reference rate reform on financial reporting. The amendments in this update provide optional expedients and exceptions for applying U.S. GAAP to certain contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform and became effective upon issuance for all entities. The Company has agreements that have LIBOR as a reference rate with certain portfolio companies and also with certain lenders. Many of these agreements include language for choosing an alternative successor rate if LIBOR reference is no longer considered to be appropriate. Contract modifications are required to be evaluated in determining whether the modifications result in the establishment of new contracts or the continuation of existing contracts. The Company adopted this amendment in March 2020 and plans to apply the amendments in this update to account for contract modifications due to changes in reference rates when LIBOR reference is no longer used. The Company utilized the optional expedients and exceptions provided by ASU 2020-04 during the year ended December 31, 2022, the effect of which was not material to the consolidated financial statements and the notes thereto.
In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The amendments in this update provide that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments in this update also require additional disclosures for equity securities subject to contractual sales restrictions. ASU 2022-03 is effective for years beginning after December 15, 2023, though early adoption is permitted. The Company has elected to early adopt ASU 2022-03 as of December 31, 2022 and it did not have a material impact on the consolidated financial statements and the notes thereto.

In November 2022, the FASB issued ASU 2022-06, Reference rate reform (Topic 848) — Deferral of the Sunset Date of Topic 848. The amendments in this update defer the sunset date of Topic 848 from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. The Company utilized the optional expedients provided by ASU 2020-04 during the year ended December 31, 2022, the effect of which was not material to the consolidated financial statements and the notes thereto. The Company will continue to utilize the optional

MSC Income Fund, Inc.
Notes to the Consolidated Financial Statements (Continued)
expedients provided by ASU 2020-04 and extended by ASU 2022-06 through the year end December 31, 2024. The Company does not expect ASU 2022-06 to have a material impact to the consolidated financial statements and the notes thereto.
From time to time, new accounting pronouncements are issued by the FASB or other standards-setting bodies that are adopted by the Company as of the specified effective date. The Company believes that the impact of recently issued standards and any that are not yet effective will not have a material impact on its consolidated financial statements upon adoption.

NOTE C — FAIR VALUE HIERARCHY FOR INVESTMENTS—PORTFOLIO COMPOSITION
ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements. MSC Income Fund accounts for its investments at fair value.
Fair Value Hierarchy
In accordance with ASC 820, MSC Income Fund has categorized its investments based on the priority of the inputs to the valuation technique into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical investments (Level 1) and the lowest priority to unobservable inputs (Level 3).
Investments recorded on MSC Income Fund’s Consolidated Balance Sheets are categorized based on the inputs to the valuation techniques as follows:
Level 1 — Investments whose values are based on unadjusted quoted prices for identical assets in an active market that MSC Income Fund has the ability to access (examples include investments in active exchange-traded equity securities and investments in most U.S. government and agency securities).
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

MSC Income Fund, Inc.
Notes to the Consolidated Financial Statements (Continued)
As of December 31, 2022 and 2021, MSC Income Fund’s Private Loan portfolio investments primarily consisted of investments in interest-bearing secured debt investments. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of MSC Income Fund’s Private Loan portfolio investments were categorized as Level 3 as of December 31, 2022 and 2021.
As of December 31, 2022 and 2021, all of MSC Income Fund’s LMM portfolio investments consisted of illiquid securities issued by privately held companies and the fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of MSC Income Fund’s LMM portfolio investments were categorized as Level 3 as of December 31, 2022 and 2021.
As of December 31, 2022 and 2021, MSC Income Fund’s Middle Market portfolio investments consisted primarily of investments in secured and unsecured debt investments and independently rated debt investments. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of MSC Income Fund’s Middle Market portfolio investments were categorized as Level 3 as of December 31, 2022 and 2021.
As of December 31, 2022 and 2021, MSC Income Fund’s Other Portfolio investments consisted of illiquid securities issued by privately held companies and the fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of MSC Income Fund’s Other Portfolio investments were categorized as Level 3 as of December 31, 2022 and 2021.
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
•Current financial ratios (e.g., fixed charge coverage ratio, interest coverage ratio and net debt/ EBITDA ratio) applicable to the investment;
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

MSC Income Fund, Inc.
Notes to the Consolidated Financial Statements (Continued)
•Contractual rights, obligations or restrictions associated with the investment; and
•Other factors deemed relevant.
The use of significant unobservable inputs creates uncertainty in the measurement of fair value as of the reporting date. The significant unobservable inputs used in the fair value measurement of MSC Income Fund’s LMM equity securities, which are generally valued through an average of the discounted cash flow technique and the market comparable/enterprise value technique (unless one of these approaches is determined to not be appropriate), are (i) EBITDA multiples and (ii) the weighted-average cost of capital (“WACC”). Significant increases (decreases) in EBITDA multiple inputs in isolation would result in a significantly higher (lower) fair value measurement. On the contrary, significant increases (decreases) in WACC inputs in isolation would result in a significantly lower (higher) fair value measurement. The significant unobservable inputs used in the fair value measurement of MSC Income Fund’s Private Loan, LMM and Middle Market securities are (i) risk adjusted discount rates used in the Yield-to-Maturity valuation technique (see Note B.1. — Summary of Significant Accounting Policies — Valuation of the Investment Portfolio) and (ii) the percentage of expected principal recovery. Significant increases (decreases) in any of these discount rates in isolation would result in a significantly lower (higher) fair value measurement. Significant increases (decreases) in any of these expected principal recovery percentages in isolation would result in a significantly higher (lower) fair value measurement. However, due to the nature of certain investments, fair value measurements may be based on other criteria, such as third-party appraisals of collateral and fair values as determined by independent third parties, which are not presented in the tables below.
The following tables provide a summary of the significant unobservable inputs used to fair value MSC Income Fund’s Level 3 portfolio investments as of December 31, 2022 and 2021:

Type of Investment	Fair Value as of December 31, 2022 (in thousands)	Valuation Technique	Significant Unobservable Inputs	Range(3)	Weighted Average(3)	Median(3)
Equity investments	$215,861	Discounted cash flow	WACC	10.4% - 22.5%	14.3%	15.7%
		Market comparable / Enterprise value	EBITDA multiple (1)	4.3x - 8.5x (2)	7.2x	6.4x
Debt investments	$743,887	Discounted cash flow	Risk adjusted discount factor	5.3% - 15.8% (2)	10.1%	9.6%
			Expected principal recovery percentage	0.7% - 100.0%	99.1%	100.0%
Debt investments	$108,395	Market approach	Third-party quote	5.6 - 98.5	85.7	90.0
Total Level 3 investments	$1,068,143
_____________________________
(1)EBITDA may include proforma adjustments and/or other addbacks based on specific circumstances related to each investment.
(2)Range excludes outliers that are greater than one standard deviation from the mean. Including these outliers, the range for EBITDA multiple is 2.0x - 15.7x and the range for risk adjusted discount factor is 4.5% - 43.3%.
(3)Does not include investments for which the valuation technique does not include the use of the applicable fair value input.

MSC Income Fund, Inc.
Notes to the Consolidated Financial Statements (Continued)

Type of Investment	Fair Value as of December 31, 2021 (in thousands)	Valuation Technique	Significant Unobservable Inputs	Range(3)	Weighted Average(3)	Median(3)
Equity investments	$197,166	Discounted cash flow	WACC	10.1% - 19.1%	13.4%	14.8%
		Market comparable / Enterprise value	EBITDA multiple (1)	4.9x - 8.3x (2)	7.3x	6.2x
Debt investments	$743,971	Discounted cash flow	Risk adjusted discount factor	5.2% - 15.0% (2)	8.1%	9.0%
			Expected principal recovery percentage	1.2% - 100.0%	100.0%	100.0%
Debt investments	$135,999	Market approach	Third-party quote	3.0 - 100.2	94.3	97.3
Total Level 3 investments	$1,077,136
_____________________________
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
The following tables provide a summary of changes in fair value of MSC Income Fund’s Level 3 portfolio investments for the years ended December 31, 2022 and 2021 (amounts in thousands):

Type of Investment	Fair Value as of December 31, 2021	Transfers Into Level 3 Hierarchy	Redemptions/ Repayments	New Investments	Net Changes from Unrealized to Realized	Net Unrealized Appreciation (Depreciation)	Other(1)	Fair Value as of December 31, 2022
Debt	$879,970	$—	$(205,481)	$211,631	$10,645	$(42,747)	$(1,736)	$852,282
Equity	196,374	—	(22,234)	7,728	(7,037)	38,120	1,736	214,687
Equity Warrant	792	—	(45)	1,111	(305)	(379)	—	1,174
	$1,077,136	$—	$(227,760)	$220,470	$3,303	$(5,006)	$—	$1,068,143
_____________________________
(1)Includes the impact of non-cash conversions. These transactions represent non-cash investing activities. See additional cash flow information in the Consolidated Statements of Cash Flows.

Type of Investment	Fair Value as of December 31, 2020	Transfers Into Level 3 Hierarchy	Redemptions/ Repayments	New Investments	Net Changes from Unrealized to Realized	Net Unrealized Appreciation (Depreciation)	Other(1)	Fair Value as of December 31, 2021
Debt	$638,423	$—	$(315,264)	$559,716	$3,319	$(5,381)	$(843)	$879,970
Equity(2)	185,041	—	(46,676)	28,743	(133)	28,556	843	196,374
Equity Warrant	2,058	—	—	—	(1,290)	24	—	792
	$825,522	$—	$(361,940)	$588,459	$1,896	$23,199	$—	$1,077,136
_____________________________
(1)Includes the impact of non-cash conversions. These transactions represent non-cash investing activities. See additional cash flow information in the Consolidated Statements of Cash Flows.
(2)Includes the Company’s investment in CLO subordinated notes. (See Note D — Investment in Signal Peak CLO 7, Ltd.).

MSC Income Fund, Inc.
Notes to the Consolidated Financial Statements (Continued)
At December 31, 2022 and 2021, MSC Income Fund’s investments at fair value were categorized as follows in the fair value hierarchy for ASC 820 purposes:

		Fair Value Measurements
		(in thousands)
At December 31, 2022	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Private Loan portfolio investments	$559,763	$—	$—	$559,763
LMM portfolio investments	352,661	—	—	352,661
Middle Market portfolio investments	126,744	—	—	126,744
Other Portfolio investments	28,975	—	—	28,975
Total investments	$1,068,143	$—	$—	$1,068,143

		Fair Value Measurements
		(in thousands)
At December 31, 2021	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Private Loan portfolio investments	$575,865	$—	$—	$575,865
LMM portfolio investments	315,415	—	—	315,415
Middle Market portfolio investments	159,021	—	—	159,021
Other Portfolio investments	26,835	—	—	26,835
Total investments	$1,077,136	$—	$—	$1,077,136
Investment Portfolio Composition
MSC Income Fund’s principal investment objective is to maximize its portfolio’s total return by generating current income from its debt investments and current income and capital appreciation from its equity and equity-related investments, including warrants, convertible securities and other rights to acquire equity securities in a portfolio company. MSC Income Fund seeks to achieve its investment objective primarily through its Private Loan, LMM and Middle Market investment strategies.
MSC Income Fund’s private loan (“Private Loan”) investment strategy involves investments in privately held companies that are generally consistent with the size of its Middle Market portfolio companies or LMM portfolio companies, and its Private Loan investments generally range in size from $1 million to $20 million. MSC Income Fund’s Private Loan investments generally consist of loans that either (i) have primarily been originated directly by the Adviser or (ii) to a lesser extent, by the Adviser through its strategic relationships with other investment funds on a collaborative basis through investments, and are often referred to in the debt markets as “club deals” because of the small lender group size. In both cases, our Private Loan investments are typically made to support a company owned by or in the process of being acquired by a private equity sponsor. MSC Income Fund’s Private Loan portfolio debt investments are generally secured by a first priority lien on the assets of the portfolio company and typically have a term of between three and seven years from the original investment date. MSC Income Fund may have the option to invest alongside the sponsor in the equity securities of its Private Loan portfolio companies.
MSC Income Fund’s LMM investment strategy involves investments in secured debt, equity warrants and direct equity investments in privately held, LMM companies based in the United States. MSC Income Fund’s LMM portfolio companies generally have annual revenues between $10 million and $150 million, and its LMM investments generally range in size from $1 million to $20 million. The LMM debt investments are typically secured by a first priority lien on the assets of the portfolio company, can include either fixed or floating rate terms and generally have a term of between five

MSC Income Fund, Inc.
Notes to the Consolidated Financial Statements (Continued)
and seven years from the original investment date. In most LMM portfolio investments, MSC Income Fund receives nominally priced equity warrants and/or makes direct equity investments in connection with a debt investment.
MSC Income Fund’s Middle Market investment strategy involves investments in syndicated loans to or debt securities in Middle Market companies, which MSC Income Fund defines as companies with annual revenues between $150 million and $1.5 billion, and its Middle Market investments generally range in size from $1 million to $20 million. MSC Income Fund’s Middle Market portfolio debt investments are generally secured by a first priority lien on the assets of the portfolio company and typically have an expected duration of between three and seven years from the original investment date.
MSC Income Fund’s other portfolio (“Other Portfolio”) investments primarily consist of investments that are not consistent with the typical profiles for its Private Loan, LMM or Middle Market portfolio investments, including investments which may be managed by third parties. In the Other Portfolio, MSC Income Fund may incur indirect fees and expenses in connection with investments managed by third parties, such as investments in other investment companies or private funds. For Other Portfolio investments, MSC Income Fund generally receives distributions related to the assets held by the portfolio company. Those assets are typically expected to be liquidated over a five to ten-year period.
Investment income, consisting of interest, dividends and fees, can fluctuate dramatically due to various factors, including the level of new investment activity, repayments of debt investments or sales of equity interests. Investment income in any given year could also be highly concentrated among several portfolio companies. For the years ended December 31, 2022, 2021 and 2020, MSC Income Fund did not record investment income from any single portfolio company in excess of 10% of total investment income.
The following tables provide a summary of MSC Income Fund’s investments in the Private Loan, LMM and Middle Market portfolios as of December 31, 2022 and 2021 (this information excludes Other Portfolio investments, which are discussed further below):

	As of December 31, 2022
	Private Loan	LMM (a)	Middle Market
	(dollars in millions)
Number of portfolio companies	70	48	21
Fair value	$559.8	$352.7	$126.7
Cost	$563.0	$312.5	$159.7
Debt investments as a % of portfolio (at cost)	96.2%	73.2%	95.0%
Equity investments as a % of portfolio (at cost)	3.8%	26.8%	5.0%
% of debt investments at cost secured by first priority lien	99.4%	99.9%	98.5%
Weighted-average annual effective yield (b)	11.8%	12.1%	11.3%
Average EBITDA (c)	$36.8	$8.6	$79.2
_____________________________
(a)At December 31, 2022, MSC Income Fund had equity ownership in all of its LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was 9%.
(b)The weighted-average annual effective yields were computed using the effective interest rates for all debt investments at cost as of December 31, 2022, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status. The weighted-average annual effective yield on MSC Income Fund’s debt portfolio as of December 31, 2022 including debt investments on non-accrual status was 11.4% for its Private Loan portfolio, 11.7% for its LMM portfolio and 9.7% for its Middle Market portfolio. The weighted-average annual effective yield is not reflective of what an investor in shares of MSC Income Fund’s common stock will realize on its investment because it does not reflect MSC Income Fund’s utilization of debt capital in its capital structure, MSC Income Fund’s expenses or any sales load paid by an investor.

MSC Income Fund, Inc.
Notes to the Consolidated Financial Statements (Continued)
(c)The average EBITDA is calculated using a weighted-average for the Private Loan and Middle Market portfolios and a simple average for the LMM portfolio. These calculations exclude one Private Loan portfolio company, as EBITDA is not a meaningful valuation metric for MSC Income Fund’s investment in this portfolio company and those portfolio companies whose primary purpose is to own real estate.

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
_____________________________
(a)At December 31, 2021, MSC Income Fund had equity ownership in all of its LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was 9%.
(b)The weighted-average annual effective yields were computed using the effective interest rates for all debt investments at cost as of December 31, 2021, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status. The weighted-average annual effective yield on MSC Income Fund’s debt portfolio as of December 31, 2021 including debt investments on non-accrual status was 8.3% for its Private Loan portfolio, 10.5% for its LMM portfolio and 7.1% for its Middle Market portfolio. The weighted-average annual effective yield is not reflective of what an investor in shares of MSC Income Fund’s common stock will realize on its investment because it does not reflect MSC Income Fund’s utilization of debt capital in its capital structure, MSC Income Fund’s expenses or any sales load paid by an investor.
(c)The average EBITDA is calculated using a weighted-average for the Private Loan and Middle Market portfolios and a simple average for the LMM portfolio. These calculations exclude certain portfolio companies, including two Private Loan portfolio companies and one Middle Market portfolio company, as EBITDA is not a meaningful valuation metric for MSC Income Fund’s investments in these portfolio companies, and those portfolio companies whose primary purpose is to own real estate.
For the years ended December 31, 2022 and 2021, MSC Income Fund achieved a total return on investments of 9.1% and 17.9%, respectively. Total return on investments is calculated using the interest, dividend and fee income, as well as the realized and unrealized change in fair value of the Investment Portfolio for the specified period. MSC Income Fund’s total return on investments is not reflective of what an investor in shares of MSC Income Fund’s common stock will realize on its investment because it does not reflect MSC Income Fund’s utilization of debt capital in its capital structure, MSC Income Fund’s expenses or any sales load paid by an investor.
As of December 31, 2022, MSC Income Fund had Other Portfolio investments in four companies, collectively totaling $29.0 million in fair value and $24.7 million in cost basis and which comprised 2.7% and 2.3% of MSC Income Fund’s Investment Portfolio at fair value and cost, respectively. As of December 31, 2021, MSC Income Fund had Other Portfolio investments in four companies, collectively totaling $26.8 million in fair value and $25.6 million in cost basis and which comprised 2.5% and 2.4% of MSC Income Fund’s Investment Portfolio at fair value and cost, respectively.
The following tables summarize the composition of MSC Income Fund’s total combined Private Loan, LMM and Middle Market portfolio investments at cost and fair value by type of investment as a percentage of the total combined

MSC Income Fund, Inc.
Notes to the Consolidated Financial Statements (Continued)
Private Loan, LMM and Middle Market portfolio investments, as of December 31, 2022 and 2021 (this information excludes Other Portfolio investments).

Cost:	December 31, 2022	December 31, 2021
First lien debt	88.5%	87.2%
Equity	10.8	11.7
Second lien debt	0.3	0.7
Equity warrants	0.2	0.1
Other	0.2	0.3
	100.0%	100.0%

Fair Value:	December 31, 2022	December 31, 2021
First lien debt	81.4%	82.8%
Equity	17.9	16.1
Second lien debt	0.3	0.7
Equity warrants	0.1	0.1
Other	0.3	0.3
	100.0%	100.0%
The following tables summarize the composition of MSC Income Fund’s total combined Private Loan, LMM and Middle Market portfolio investments by geographic region of the United States and other countries at cost and fair value as a percentage of the total combined Private Loan, LMM and Middle Market portfolio investments, as of December 31, 2022 and 2021 (this information excludes Other Portfolio investments). The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

Cost:	December 31, 2022	December 31, 2021
West	22.9%	22.3%
Southwest	22.2	24.8
Northeast	20.3	21.4
Southeast	17.8	16.6
Midwest	15.1	14.0
Other Non-United States	0.9	—
Canada	0.8	0.9
	100.0%	100.0%

Fair Value:	December 31, 2022	December 31, 2021
Southwest	25.3%	27.1%
West	21.1	21.4
Northeast	20.3	21.4
Midwest	15.9	14.8
Southeast	15.2	14.4
Canada	1.2	0.9
Other Non-United States	1.0	—
	100.0%	100.0%

MSC Income Fund, Inc.
Notes to the Consolidated Financial Statements (Continued)
MSC Income Fund’s Private Loan, LMM and Middle Market portfolio investments are in companies conducting business in a variety of industries. The following tables summarize the composition of MSC Income Fund’s total combined Private Loan, LMM and Middle Market portfolio investments by industry at cost and fair value as of December 31, 2022 and 2021 (this information excludes Other Portfolio investments).

Cost:	December 31, 2022	December 31, 2021
Commercial Services & Supplies	11.3%	11.1%
Internet Software & Services	7.8	6.1
Machinery	5.9	7.9
Distributors	5.0	4.5
IT Services	4.9	4.3
Health Care Providers & Services	4.9	3.5
Diversified Consumer Services	4.7	4.4
Specialty Retail	4.0	3.8
Professional Services	3.7	3.7
Leisure Equipment & Products	3.7	3.0
Aerospace & Defense	3.6	2.8
Communications Equipment	3.5	3.7
Containers & Packaging	3.4	2.6
Diversified Telecommunication Services	3.4	4.5
Construction & Engineering	2.5	3.8
Media	2.4	2.0
Building Products	2.4	2.3
Textiles, Apparel & Luxury Goods	2.0	2.0
Hotels, Restaurants & Leisure	2.0	2.1
Computers & Peripherals	1.9	0.9
Electrical Equipment	1.8	0.9
Diversified Financial Services	1.7	2.3
Household Products	1.5	1.2
Internet & Catalog Retail	1.3	1.6
Software	1.3	1.0
Energy Equipment & Services	1.2	1.4
Health Care Equipment & Supplies	1.2	0.8
Food Products	1.1	1.2
Food & Staples Retailing	0.9	1.1
Oil, Gas & Consumable Fuels	0.8	4.2
Trading Companies & Distributors	—	1.1
Other (1)	4.2	4.2
	100.0%	100.0%
_____________________________
(1)Includes various industries with each industry individually less than 1.0% of the total combined Private Loan, LMM and Middle Market portfolio investments at each date.

MSC Income Fund, Inc.
Notes to the Consolidated Financial Statements (Continued)

Fair Value:	December 31, 2022	December 31, 2021
Commercial Services & Supplies	10.3%	10.6%
Machinery	7.5	9.3
Internet Software & Services	6.7	5.5
Diversified Consumer Services	5.9	5.3
Distributors	5.5	4.6
IT Services	4.7	4.2
Health Care Providers & Services	4.6	3.5
Containers & Packaging	3.8	2.9
Leisure Equipment & Products	3.7	3.1
Diversified Telecommunication Services	3.6	4.5
Aerospace & Defense	3.5	2.7
Specialty Retail	3.1	3.8
Construction & Engineering	2.9	4.2
Professional Services	2.8	2.9
Computers & Peripherals	2.8	1.7
Media	2.6	2.1
Building Products	2.5	2.4
Construction Materials	2.1	1.5
Textiles, Apparel & Luxury Goods	2.0	1.9
Internet & Catalog Retail	1.9	1.7
Electrical Equipment	1.9	1.0
Diversified Financial Services	1.8	2.4
Software	1.7	1.3
Hotels, Restaurants & Leisure	1.5	1.4
Communications Equipment	1.3	2.1
Household Products	1.3	1.2
Air Freight & Logistics	1.2	1.1
Energy Equipment & Services	1.0	1.1
Food & Staples Retailing	0.8	1.1
Oil, Gas & Consumable Fuels	0.7	3.7
Food Products	0.7	1.1
Trading Companies & Distributors	—	1.2
Other (1)	3.6	2.9
	100.0%	100.0%
_____________________________
(1)Includes various industries with each industry individually less than 1.0% of the total combined Private Loan, LMM and Middle Market portfolio investments at each date.
At December 31, 2022 and 2021, MSC Income Fund had no portfolio investment that was greater than 10% of the Investment Portfolio at fair value.
Unconsolidated Significant Subsidiaries

In accordance with Rules 3-09 and 4-08(g) of Regulation S-X, MSC Income Fund must determine which of its unconsolidated controlled portfolio companies, if any, are considered “significant subsidiaries.” In evaluating its unconsolidated controlled portfolio companies in accordance with Regulation S-X, there are two tests that MSC Income

MSC Income Fund, Inc.
Notes to the Consolidated Financial Statements (Continued)
Fund must utilize to determine if any of MSC Income Fund’s Control Investments (as defined in Note A—Organization and Basis of Presentation, including those unconsolidated portfolio companies defined as Control Investments in which MSC Income Fund does not own greater than 50% of the voting securities nor have rights to maintain greater than 50% of the board representation) are considered significant subsidiaries: the investment test and the income test. The investment test is generally measured by dividing MSC Income Fund’s investment in the Control Investment by the value of MSC Income Fund’s total investments. The income test is generally measured by dividing the absolute value of the combined sum of total investment income, net realized gain (loss) and net unrealized appreciation (depreciation) from the relevant Control Investment for the period being tested by the absolute value of MSC Income Fund’s change in net assets resulting from operations for the same period. Rules 3-09 and 4-08(g) of Regulation S-X require MSC Income Fund to include (1) separate audited financial statements of an unconsolidated majority-owned subsidiary (Control Investments in which MSC Income Fund owns greater than 50% of the voting securities) in an annual report and (2) summarized financial information of a Control Investment in a quarterly report, respectively, if certain thresholds of the investment or income tests are exceeded and the unconsolidated portfolio company qualifies as a significant subsidiary.
As of December 31, 2022, 2021 and 2020, MSC Income Fund had no single investment that qualified as a significant subsidiary under either the investment or income tests.
NOTE D — INVESTMENT IN SIGNAL PEAK CLO 7, LTD.
On April 4, 2017, MSC Income Fund and ORIX Funds Corp. (“Orix”) entered into a limited liability company agreement to co-manage HMS-ORIX SLF LLC (“HMS-ORIX”), which invested primarily in broadly-syndicated loans. Pursuant to the terms of the limited liability agreement and through representation on the HMS-ORIX Board of Managers, MSC Income Fund and Orix each had 50% voting control of HMS-ORIX and together were required to agree on all portfolio and investment decisions as well as all other significant actions for HMS-ORIX. MSC Income Fund did not have sole control of significant actions of HMS-ORIX and, accordingly, did not consolidate the operations of HMS-ORIX within the consolidated financial statements. MSC Income Fund and Orix funded an aggregate of $50.0 million of equity to HMS-ORIX, with MSC Income Fund providing $30.0 million (60% of the equity) and Orix providing $20.0 million (40% of the equity).

On May 8, 2019, HMS-ORIX Holdings I LLC, a wholly-owned subsidiary of HMS-ORIX, which held all of the investments in broadly-syndicated loans held by HMS-ORIX, was merged (the “HMS-ORIX Holdings Merger”) into Mariner CLO 7, Ltd., an exempted company incorporated under the laws of the Cayman Islands (“Mariner CLO”). In connection with the HMS-ORIX Holdings Merger, HMS-ORIX made certain distributions to its members. MSC Income Fund used the cash proceeds it received from the HMS-ORIX Holdings Merger to purchase an aggregate principal amount of $25.9 million of the “Subordinated Notes” (the equity tranche of the CLO’s securities) due in 2032 issued by Mariner CLO in connection with an offering of $405.9 million aggregate principal amount of notes (the “CLO Offering”). After distribution to its members of residual cash remaining after the HMS-ORIX Holdings Merger, HMS-ORIX was fully liquidated on September 26, 2019. On October 8, 2020, Mariner CLO changed its name to Signal Peak CLO 7, Ltd. (“Signal Peak CLO”).
On December 16, 2021, MSC Income Fund sold its entire position in the Signal Peak CLO 7, Ltd. for $17.4 million, resulting in a realized loss of $3.7 million. For the year December 31, 2021, MSC Income Fund recognized $2.2 million of interest income in respect of its investment in Signal Peak CLO.

MSC Income Fund, Inc.
Notes to the Consolidated Financial Statements (Continued)
NOTE E — DEBT

Summary of debt as of December 31, 2022 is as follows:

	Outstanding Balance	Unamortized Debt Issuance Costs (1)	Recorded Value	Estimated Fair Value (2)
	(dollars in thousands)
JPM SPV Facility	$223,688	$—	$223,688	$223,688
Series A Notes	150,000	(1,144)	148,856	132,955
TIAA Credit Facility	98,000	—	98,000	98,000
Total Debt	$471,688	$(1,144)	$470,544	$454,643
_____________________________
(1)The unamortized debt issuance costs for the Credit Facilities are reflected as Deferred financing costs on the Consolidated Balance Sheets, while the deferred debt issuance costs related to the Series A Notes are reflected as a direct deduction to the Series A Notes on the Consolidated Balance Sheets.

(2)Estimated fair value for outstanding debt if MSC Income Fund had adopted the fair value option under ASC 825. See discussion of the methods used to estimate the fair value of MSC Income Fund’s debt in Note B.9. — Summary of Significant Accounting Policies — Fair Value of Financial Instruments.
Summary of debt as of December 31, 2021 is as follows:

	Outstanding Balance	Unamortized Debt Issuance Costs (1)	Recorded Value	Estimated Fair Value (2)
	(dollars in thousands)
JPM SPV Facility	$273,688	$—	$273,688	$273,688
Series A Notes	77,500	(1,316)	76,184	77,491
TIAA Credit Facility	153,000	—	153,000	153,000
Total Debt	$504,188	$(1,316)	$502,872	$504,179
_____________________________
(1)The unamortized debt issuance costs for the Credit Facilities are reflected as Deferred financing costs on the Consolidated Balance Sheets, while the deferred debt issuance costs related to the Series A Notes are reflected as a direct deduction to the Series A Notes on the Consolidated Balance Sheets.

(2)Estimated fair value for outstanding debt if MSC Income Fund had adopted the fair value option under ASC 825. See discussion of the methods used to estimate the fair value of MSC Income Fund’s debt in Note B.9. — Summary of Significant Accounting Policies — Fair Value of Financial Instruments.

MSC Income Fund, Inc.
Notes to the Consolidated Financial Statements (Continued)
Summarized interest expense for the years ended December 31, 2022, 2021 and 2020 is as follows:

	Year Ended December 31,
	2022	2021	2020
	(dollars in thousands)
JPM SPV Facility	$13,856	$8,255	$—
Series A Notes	6,167	653	—
TIAA Credit Facility	4,400	2,681	3,383
Deutsche Bank Credit Facility(1)	—	1,045	13,828
Main Street Term Loan(2)	—	1,835	—
Total Interest Expense	$24,423	$14,469	$17,211
_____________________________
(1)Deutsche Bank Credit Facility was fully repaid and extinguished on February 3, 2021.
(2)Main Street Term Loan was fully repaid and extinguished on October 22, 2021.
TIAA Credit Facility
MSC Income Fund is a party to a senior secured revolving credit agreement dated March 6, 2017 (as amended, the “TIAA Credit Facility”) with TIAA, FSB (“TIAA Bank”), as administrative agent, and with TIAA Bank and other financial institutions as lenders. As of December 31, 2022, the TIAA Credit Facility included (i) total commitments of $165.0 million, (ii) an accordion feature with the right to request an increase in commitments under the facility from new and existing lenders on the same terms and conditions as the existing commitments up to $200.0 million of total commitments and (iii) a revolving period and maturity date to September 1, 2025 and March 1, 2026, respectively, with two, one-year extension options subject to lender approval.
Borrowings under the TIAA Credit Facility bear interest, subject to MSC Income Fund’s election, on a per annum basis at a rate equal to (i) LIBOR plus 2.40% or (ii) the base rate plus 1.40%. The base rate is defined as the higher of (a) the Prime rate, (b) the Federal Funds Rate (as defined in the credit agreement) plus 0.5% or (c) LIBOR plus 1.0%. Additionally, MSC Income Fund pays an annual unused commitment fee of 0.30% per annum on the unused lender commitments if more than 50% or more of the lender commitments are being used and an annual unused commitment fee of 0.625% per annum on the unused lender commitments if less than 50% of the lender commitments are being used. Borrowings under the TIAA Credit Facility are secured by a fired lien on all of the assets of MSIF and its subsidiaries, other than the assets of Structured Subsidiaries or immaterial subsidiaries, as well as all of the assets, and a pledge of equity ownership interests, of any future subsidiaries of MSIF (other than Structured Subsidiaries or immaterial subsidiaries). In connection with the TIAA Credit Facility, MSIF has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities.
As of December 31, 2022, the interest rate on the TIAA Credit Facility was 6.52%. The average interest rate for borrowings under the TIAA Credit Facility was 4.11% and 2.61% for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, MSC Income Fund was in compliance with all financial covenants of the TIAA Credit Facility.
JPM SPV Facility
On February 3, 2021, MSIF Funding LLC (“MSIF Funding”), a wholly-owned Structured Subsidiary that primarily holds originated loan investments, entered into a senior secured revolving credit facility (as amended from time to time, the “JPM SPV Facility” and, together with the TIAA Credit Facility, the “Credit Facilities”) by and among JPMorgan Chase Bank, National Association (“JPM”), as administrative agent, and U.S. Bank, N.A., as collateral agent and collateral administrator and MSIF as portfolio manager. The revolving period under the JPM SPV Facility expires on February 3, 2024 and the JPM SPV Facility is scheduled to mature on February 3, 2025. Advances under the JPM SPV Facility bear interest at a per annum rate equal to the three month LIBOR in effect, plus the applicable margin of 2.90% per annum. MSIF Funding also pays a commitment fee of 0.75% per annum on the average daily unused amount of the financing commitments until the third anniversary of the JPM SPV Facility. As of December 31, 2022, the JPM SPV

MSC Income Fund, Inc.
Notes to the Consolidated Financial Statements (Continued)
Facility included total commitments of $325.0 million and an accordion feature, with the right to request an increase of total commitments and borrowing availability up to $450.0 million. The JPM SPV Facility is secured by a collateral loan on the assets of MSIF Funding. In connection with the JPM SPV Facility, MSIF Funding has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities.
As of December 31, 2022, the interest rate on the JPM SPV Facility was 6.67%. The average interest rate for borrowings under the JPM SPV Facility was 4.71% and 3.06% per annum for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, MSC Income Fund was in compliance with all financial covenants of the JPM SPV Facility.
Series A Notes
Pursuant to a Master Note Purchase Agreement dated October 21, 2021 (the “Note Purchase Agreement”), MSC Income Fund issued $77.5 million of 4.04% Series A Senior Notes due 2026 (the “Series A Notes”) upon entering into the Note Purchase Agreement and an additional $72.5 million on January 21, 2022. The Series A Notes bear a fixed interest rate of 4.04% per year and will mature on October 30, 2026, unless redeemed, purchased or prepaid prior to such date by the Company in accordance with their terms.
Interest on the Series A Notes is due semiannually on April 30 and October 30 each year, beginning on April 30, 2022. The Series A Notes may be redeemed in whole or in part at any time or from time to time at MSC Income Fund’s option at par plus accrued interest to the prepayment date and, if applicable, a make-whole premium. In addition, MSC Income Fund is obligated to offer to prepay the Series A Notes at par plus accrued and unpaid interest up to, but excluding, the date of prepayment, if certain change in control events occur. In the event that a Below Investment Grade Event (as defined in the Note Purchase Agreement) occurs, the Series A Notes will bear interest at a fixed rate of 5.04% per year from the date of the occurrence of the Below Investment Grade Event to and until the date on which the Below Investment Grade Event ends. The Series A Notes are general unsecured obligations of MSIF that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by MSIF.
The Note Purchase Agreement also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness of MSIF or subsidiary guarantors subject to a cure pass-through, certain judgments and orders and certain events of bankruptcy. As of December 31, 2022, MSC Income Fund was in compliance with all financial covenants of the Note Purchase Agreement.
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
Deutsche Bank Credit Facility
On May 18, 2015, HMS Funding I LLC (“HMS Funding”), a wholly-owned Structured Subsidiary, entered into an amended and restated credit agreement (as amended, the “Deutsche Bank Credit Facility”) among HMS Funding, as borrower, MSC Income Fund, as equity holder and as servicer, Deutsche Bank AG, New York Branch (“Deutsche Bank”),

MSC Income Fund, Inc.
Notes to the Consolidated Financial Statements (Continued)
as administrative agent, the financial institutions party thereto as lenders (together with Deutsche Bank, the “HMS Funding Lenders”), and U.S. Bank National Association, as collateral agent and collateral custodian. On February 3, 2021, the total amount outstanding on the facility under the Deutsche Bank Credit Facility was fully repaid. As a result, MSC Income Fund recorded a loss on the extinguishment of debt in the amount of $2.1 million, which represented the write-off of the unamortized deferred financing fees related to the Deutsche Bank Credit Facility.
For the year ended December 31, 2021, the average interest rate for borrowings under the Deutsche Bank Credit Facility, excluding amortization of deferred financing costs was 2.93% per annum.
A summary of the Company’s significant contractual payment obligations for the repayment of outstanding indebtedness at December 31, 2022 is as follows:

	2023	2024	2025	2026	2027	Thereafter	Total
	(dollars in thousands)
JPM SPV Facility(1)	$—	$—	$223,688	$—	$—	$—	$223,688
Series A Notes(2)	—	—	—	150,000	—	—	150,000
TIAA Credit Facility(3)	—	—	—	98,000	—	—	98,000
Total	$—	$—	$223,688	$248,000	$—	$—	$471,688
_____________________________
(1)At December 31, 2022, MSC Income Fund had $101.3 million of undrawn lender commitments under the JPM SPV Facility; however, MSC Income Fund’s borrowing ability is limited by leverage and borrowing base restrictions imposed by the JPM SPV Facility and the 1940 Act, as discussed above.
(2)MSC Income Fund issued $77.5 million of Series A Notes upon entering into the Note Purchase Agreement on October 22, 2021 and an additional $72.5 million on January 21, 2022.
(3)At December 31, 2022, MSC Income Fund had $67.0 million of undrawn lender commitments under the TIAA Credit Facility; however, MSC Income Fund’s borrowing ability is limited by leverage and borrowing base restrictions imposed by the TIAA Credit Facility and the 1940 Act, as discussed above.

MSC Income Fund, Inc.
Notes to the Consolidated Financial Statements (Continued)
NOTE F — FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights of MSC Income Fund for the years ended December 31, 2022, 2021, 2020, 2019, and 2018:

	Year Ended December 31,
Per Share Data:	2022	2021	2020	2019	2018
NAV at the beginning of the period	$7.68	$7.28	$7.77	$7.96	$8.15
Net investment income(1)(5)	0.66	0.67	0.59	0.71	0.75
Net realized loss(1)(2)	(0.05)	(0.04)	(0.66)	(0.23)	(0.23)
Net unrealized appreciation (depreciation)(1)(2)	(0.02)	0.31	(0.03)	0.04	—
Income tax provision(1)(2)	(0.02)	(0.02)	(0.02)	(0.01)	(0.01)
Net increase (decrease) in net assets resulting from operations(1)	0.57	0.92	(0.12)	0.51	0.51
Dividends paid from net investment income	(0.65)	(0.53)	(0.35)	(0.68)	(0.63)
Dividends paid from capital gains	—	—	—	(0.02)	(0.07)
Dividends paid or accrued(3)	(0.65)	(0.53)	(0.35)	(0.70)	(0.70)
Other(4)	0.01	0.01	(0.02)	—	—
NAV at the end of the period	$7.61	$7.68	$7.28	$7.77	$7.96
Shares outstanding at the end of the period	80,105,999	79,826,605	79,608,304	78,463,377	78,584,824
_____________________________
(1)Based on weighted-average number of common shares outstanding for the period.
(2)Net realized gains or losses, net unrealized appreciation or depreciation and income taxes can fluctuate significantly from period to period.
(3)Represents stockholder dividends paid or accrued for the period.
(4)Includes the impact of the different share amounts as a result of calculating certain per share data based on the weighted average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.
(5)Reclassifications have been made to certain prior year per share data. The 2020 “Other” and 2019 and 2018 “Net investment income” per share amounts have been adjusted to reflect the income tax provision effect separately rather than as a component of these values.

MSC Income Fund, Inc.
Notes to the Consolidated Financial Statements (Continued)

	Year Ended December 31,
	2022	2021	2020	2019	2018
	(dollars in thousands)
NAV at end of period	$609,665	$613,170	$579,624	$609,305	$625,366
Average NAV	$611,214	$593,440	$557,382	$622,708	$642,625
Average outstanding debt	$494,957	$321,973	$386,084	$474,000	$482,200
Ratios to average NAV:
Ratio of total expenses, including income tax expense, to average NAV(1)(2)(4)	8.60%	6.51%	7.38%	9.11%	8.17%
Ratio of operating expenses to average NAV(2)(4)	8.33%	6.20%	7.16%	9.11%	8.17%
Ratio of operating expenses, excluding interest expense, to average NAV(2)(4)	4.33%	3.76%	4.07%	4.86%	4.15%
Ratio of net investment income to average NAV(4)	8.65%	8.99%	8.40%	8.84%	9.16%
Portfolio turnover ratio	18.92%	35.39%	8.93%	33.30%	45.06%
Total return based on change in NAV(3)(4)	7.43%	12.71%	(1.80)%	6.41%	6.26%
_____________________________
(1)Total expenses are the sum of operating expenses and net income tax provision/benefit. Net income tax provision/benefit includes the accrual of net deferred tax provision/benefit relating to the net unrealized appreciation/depreciation on portfolio investments held in the Taxable Subsidiaries and due to the change in the loss carryforwards, which are non-cash in nature and may vary significantly from period to period. The Company is required to include net deferred tax provision/benefit in calculating its total expenses even though these net deferred taxes are not currently payable/receivable.
(2)Unless otherwise noted, operating expenses include interest, management fees, incentive fees and general and administrative expenses.
(3)Total return is calculated based on the change in NAV per share and stockholder distributions declared per share during the reporting period, divided by the NAV per share at the beginning of the period. The total return does not reflect the sales load from the sale of MSC Income Fund’s common stock.
(4)Net of expense waivers of $4.5 million, $4.3 million, $3.6 million, $3.1 million, and $2.7 million in 2022, 2021, 2020, 2019, and 2018, respectively. Excluding these expense waivers, the expense and income ratios are as follows:

	Year Ended December 31,
	2022	2021	2020	2019	2018
Ratio of total expenses, including income tax expense, to average NAV(1)(2)	9.33%	7.24%	8.11%	9.84%	8.90%
Ratio of operating expenses to average NAV(2)	9.06%	6.92%	7.89%	9.84%	8.90%
Ratio of operating expenses excluding interest expense to average NAV(2)	5.07%	4.49%	4.80%	5.58%	4.88%
Ratio of net investment income to average NAV	7.90%	8.26%	7.67%	8.11%	8.43%
Total return based on change in NAV(3)	6.69%	11.98%	(2.20)%	5.85%	5.30%
_____________________________
See footnotes (1), (2), (3) and (4) immediately prior to this table.
NOTE G — DIVIDENDS, DISTRIBUTIONS AND TAXABLE INCOME
MSC Income Fund currently pays quarterly dividends to its stockholders. Future quarterly dividends, if any, will be determined by its Board of Directors on a quarterly basis. MSC Income Fund paid or accrued dividends to its common stockholders of $51.6 million, or $0.645 per share, during the year ended December 31, 2022, compared to $41.9 million, or $0.525 per share, during the year ended December 31, 2021. For tax purposes, the 2022 dividends, which included the effects of dividends on an accrual basis, totaled $63.6 million, or $0.795 per share, and were comprised of (i) ordinary

MSC Income Fund, Inc.
Notes to the Consolidated Financial Statements (Continued)
income totaling $0.773 per share and (ii) qualified dividend income totaling $0.022 per share. As of December 31, 2022, MSC Income Fund estimates that it has generated undistributed taxable income of $20.7 million, or $0.26 per share, that will be carried forward toward distributions to be paid in 2023.
MSIF has elected to be treated for U.S. federal income tax purposes as a RIC. MSIF’s taxable income includes the taxable income generated by MSIF and certain of its subsidiaries, including the Structured Subsidiaries, which are treated as disregarded entities for tax purposes. As a RIC, MSIF generally will not pay corporate-level U.S. federal income taxes on any net ordinary taxable income or capital gains that MSIF distributes to its stockholders. MSIF must generally distribute at least 90% of its “investment company taxable income” (which is generally its net ordinary taxable income and realized net short-term capital gains in excess of realized net long-term capital losses) and 90% of its tax-exempt income to maintain its RIC status (pass-through tax treatment for amounts distributed). As part of maintaining RIC status, undistributed taxable income (subject to a 4% non-deductible U.S. federal excise tax) pertaining to a given fiscal year may be distributed up to twelve months subsequent to the end of that fiscal year, provided such dividends are declared on or prior to the later of (i) filing of the U.S. federal income tax return for the applicable fiscal year or (ii) the fifteenth day of the ninth month following the close of the year in which such taxable income was generated.
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
The tax character of distributions paid for the years ended December 31, 2022, 2021 and 2020 was as follows:

	Year Ended December 31,
	2022	2021	2020
	(dollars in thousands)
Ordinary income (1)	$61,854	$29,797	$27,520
Qualified dividends	1,727	92	—
Distributions on tax basis	$63,581	$29,889	$27,520

MSC Income Fund, Inc.
Notes to the Consolidated Financial Statements (Continued)
Listed below is a reconciliation of “Net increase (decrease) in net assets resulting from operations” to taxable income and to total distributions declared to common stockholders for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
	(estimated, dollars in thousands)
Net increase (decrease) in net assets resulting from operations	$45,588	$73,636	$(9,763)
Net unrealized (appreciation) depreciation	1,702	(25,095)	2,676
Income tax provision	1,643	1,890	1,243
Pre-tax book (income) loss not consolidated for tax purposes	(9,748)	(17,640)	41,278
Book income and tax income differences, including debt origination, structuring fees, dividends, realized gains and changes in estimates	9,820	3,171	4,061
Estimated taxable income (1)	49,005	35,962	39,495
Taxable income earned in prior year and carried forward for distribution in current year	23,276	29,173	17,198
Taxable income earned prior to period end and carried forward for distribution next period	(33,491)	(35,250)	(29,173)
Dividend accrued as of period end and paid in the following period	12,817	11,974	—
Taxable income earned to be carried forward	(20,674)	(23,276)	(29,173)
Total distributions accrued or paid to common stockholders	$51,607	$41,859	$27,520
_____________________________
(1)MSIF’s taxable income for each period is an estimate and will not be finally determined until MSIF files its tax return for each year. Therefore, the final taxable income, and the taxable income earned in each period and carried forward for distribution in the following period, may be different than this estimate.
The Taxable Subsidiaries primarily hold certain equity investments for MSC Income Fund. The Taxable Subsidiaries permit MSC Income Fund to hold equity investments in portfolio companies which are “pass-through” entities for tax purposes and to continue to comply with the “source-of-income” requirements contained in the RIC tax provisions of the Code. The Taxable Subsidiaries are consolidated with MSC Income Fund for U.S. GAAP financial reporting purposes, and the portfolio investments held by the Taxable Subsidiaries are included in MSC Income Fund’s consolidated financial statements as portfolio investments and recorded at fair value. The Taxable Subsidiaries are not consolidated with MSIF for income tax purposes and may generate income tax expense, or benefit, and tax assets and liabilities, as a result of their ownership of certain portfolio investments. The taxable income, or loss, of the Taxable Subsidiaries may differ from their book income, or loss, due to temporary book and tax timing differences and permanent differences. The Taxable Subsidiaries are each taxed at corporate income tax rates based on their taxable income. The income tax expense, or benefit, if any, and the related tax assets and liabilities, of the Taxable Subsidiaries are reflected in MSC Income Fund’s consolidated financial statements.
The income tax expense (benefit) for MSC Income Fund is generally composed of (i) deferred tax expense (benefit), which is primarily the result of the net activity relating to the portfolio investments held in the Taxable Subsidiaries, including changes in loss carryforwards, changes in net unrealized appreciation or depreciation, changes in valuation allowance and other temporary book tax differences, and (ii) current tax expense, which is primarily the result of current U.S. federal income and state taxes and excise taxes on MSC Income Fund’s estimated undistributed taxable income. The income tax expense, or benefit, and the related tax assets and liabilities generated by the Taxable Subsidiaries, if any, are reflected in MSC Income Fund’s Consolidated Statements of Operations. MSC Income Fund’s provision for income taxes was comprised of the following for the years ended December 31, 2022, 2021 and 2020:

MSC Income Fund, Inc.
Notes to the Consolidated Financial Statements (Continued)

	Year Ended December 31,
	2022	2021	2020
	(dollars in thousands)
Current tax expense (benefit):
Federal	$33	$—	$(7)
State	495	495	125
Excise	753	1,395	1,125
Total current tax expense	1,281	1,890	1,243
Deferred tax expense (benefit):
Federal	351	—	—
State	11	—	—
Total deferred tax expense	362	—	—

Total income tax provision	$1,643	$1,890	$1,243
MSIF operates in a manner to maintain its RIC status and to eliminate corporate-level U.S. federal income tax (other than the 4% excise tax) by distributing sufficient investment company taxable income and long-term capital gains. As a result, MSIF will have an effective tax rate equal to 0% before the excise tax and income taxes incurred by the Taxable Subsidiaries. As such, a reconciliation of the differences between MSC Income Fund’s reported income tax expense and its tax expense at the federal statutory rate of 21% is not meaningful.
As of December 31, 2022, the cost of investments for U.S. federal income tax purposes was $1,059.9 million, with such investments having an estimated net unrealized appreciation of $8.3 million, composed of gross unrealized appreciation of $122.6 million and gross unrealized depreciation of $114.3 million. As of December 31, 2021, the cost basis of investments for tax purposes was $1,067.2 million, with such investments having an estimated net unrealized depreciation of $10.0 million, composed of gross unrealized appreciation of $85.7 million and gross unrealized depreciation of $75.7 million.

MSC Income Fund, Inc.
Notes to the Consolidated Financial Statements (Continued)
The following table sets forth the significant components of net deferred tax assets and liabilities as of December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
	(dollars in thousands)
Deferred tax assets:
Net operating loss carryforwards	$398	$949
Interest expense carryforwards	1,426	—
General business and foreign tax credit carryforwards	156	171
Capital loss carryforwards	10,013	10,182
Net basis differences in portfolio investments	—	414
Total deferred tax assets	11,993	11,716
Deferred tax liabilities:
Net basis differences in portfolio investments	(3,777)	(11)
Net unrealized appreciation of portfolio investments	(8,578)	(5,570)
Total deferred tax liabilities	(12,355)	(5,581)
Valuation allowance	—	(6,135)
Total deferred tax liabilities, net	$(362)	$—

The net deferred tax liability at December 31, 2022 was $0.4 million. The net deferred tax assets at December 31, 2021 was $0 as any net deferred tax assets related to net operating loss and capital loss carryforwards, timing differences in net unrealized depreciation of portfolio investments, and basis differences of portfolio investments held by the Taxable Subsidiaries was completely offset by a valuation allowance. Based on the Taxable Subsidiaries recent operating history, as of December 31, 2022, management believes it is more likely than not that there will be adequate profits against which the deferred tax assets can be offset. MSC Income Fund reflected a valuation allowance of $0 as of December 31, 2022 and $6.1 million as of December 31, 2021.
At December 31, 2022, for U.S. federal income tax purposes, the Taxable Subsidiaries had net operating loss carryforwards generated in 2020 and future periods that are not subject to expiration. The net operating losses will carryforward indefinitely until utilized. The net capital loss carryforwards of MSIF will expire in various taxable years 2023 through 2027. Additionally, the Taxable Subsidiaries have interest expense limitation carryforwards, which have an indefinite carryforward period. In addition, as of December 31, 2022, for U.S. federal income tax purposes at the RIC level, MSIF had net capital loss carryforwards totaling $0.1 million available to offset future capital gains, to the extent available and permitted by U.S. federal income tax law. However, as long as MSIF maintains its RIC status, any capital loss carryforwards at the RIC are not subject to a federal income tax-effect and are not subject to an expiration date.
NOTE H — SHARE REPURCHASE PROGRAM
Under the terms of the reinstated share repurchase program, MSC Income Fund offers to purchase shares at the NAV per share on the repurchase date. The amount of shares of MSC Income Fund’s common stock to be repurchased during any calendar quarter may be equal to the lesser of (i) the number of shares of common stock MSC Income Fund could repurchase with the proceeds it received from the issuance of common stock under MSC Income Fund’s dividend reinvestment plan or (ii) 2.5% of the weighted-average number of shares of common stock outstanding in the prior four calendar quarters. Upon resuming making offers to repurchase shares pursuant to the share repurchase program in April 2021, MSC Income Fund has limited repurchase offers to the number of shares of common stock it can repurchase with 90% of the cash retained as a result of issuances of common stock under MSC Income Fund’s dividend reinvestment plan.
At the discretion of the Board of Directors, MSC Income Fund may also use cash on hand, cash available from borrowings and cash from the sale of investments as of the end of the applicable period to repurchase shares. MSC Income

MSC Income Fund, Inc.
Notes to the Consolidated Financial Statements (Continued)
Fund’s Board of Directors may amend, suspend or terminate the share repurchase program upon 30 days’ notice. Since inception of its share repurchase program, MSC Income Fund has funded the repurchase of $121.0 million in shares of common stock. For the years ended December 31, 2022, 2021 and 2020, MSC Income Fund funded $16.0 million, $10.1 million and $6.1 million, respectively, for shares of its common stock tendered for repurchase under the plan.
Repurchases of MSC Income Fund’s common stock pursuant to its tender offer for the years ended December 31, 2022, 2021 and 2020 are as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
January 1 through March 31, 2020	791,488	$7.70	791,488	—
April 1 through June 30, 2021	383,513	7.46	383,513	N/A
July 1 through September 30, 2021	438,292	7.57	438,292	N/A
October 1 through December 31, 2021	511,314	7.60	511,314	N/A
January 1 through March 31, 2022	489,031	7.75	489,031	N/A
April 1 through June 30, 2022	536,065	7.77	536,065	N/A
July 1 through September 30, 2022	527,508	7.64	527,508	N/A
October 1 through December 31, 2022	522,310	7.66	522,310	N/A
Total	4,199,521		4,199,521
NOTE I — DIVIDEND REINVESTMENT PLAN
The dividend reinvestment plan (the “DRIP”) provides for the reinvestment of dividends on behalf of stockholders. As a result, if MSC Income Fund declares a cash dividend, stockholders who have “opted in” to the DRIP will have their cash dividend automatically reinvested into additional shares of MSC Income Fund common stock. The number of shares of common stock to be issued to a stockholder under the DRIP shall be determined by dividing the total dollar amount of the distribution payable to such stockholder by a price per share of common stock determined by MSC Income Fund’s Board of Directors or a committee thereof, in its sole discretion, that is (i) not less than the NAV per share of common stock determined in good faith by the Board of Directors or a committee thereof, in its sole discretion, within 48 hours prior to the payment of the distribution and (ii) not more than 2.5% greater than the NAV per share as of such date.
Summarized DRIP information for the years ended December 31, 2022, 2021 and 2020 is as follows:

	Year Ended December 31,
	2022	2021	2020
	($ in thousands)
DRIP participation	$17,750	$11,160	$13,696
Shares issued for DRIP	2,259,611	1,461,776	1,936,414

MSC Income Fund, Inc.
Notes to the Consolidated Financial Statements (Continued)
NOTE J — COMMITMENTS AND CONTINGENCIES
At December 31, 2022, MSC Income Fund had the following outstanding commitments (in thousands):

Investments with equity capital commitments that have not yet funded:	Amount

Brightwood Capital Fund III, LP	$100
Freeport First Lien Loan Fund III LP	6,197
HPEP 3, L.P.	1,555

Total Equity Commitments	$7,852

Investments with commitments to fund revolving loans that have not been fully drawn or term loans with additional commitments not yet funded:

Winter Services LLC	$5,556
Bluestem Brands, Inc.	3,608
Infolinks Media Buyco, LLC	3,150
NinjaTrader, LLC	3,078
HEADLANDS OP-CO LLC	3,000
SI East, LLC	2,500
MB2 Dental Solutions, LLC	2,023
American Health Staffing Group, Inc.	1,667
Roof Opco, LLC	1,556
Burning Glass Intermediate Holding Company, Inc.	1,549
Evergreen North America Acquisitions, LLC	1,548
Dalton US Inc.	1,369
KMS, LLC	1,357
GRT Rubber Technologies LLC	1,320
RA Outdoors LLC	1,235
Bettercloud, Inc.	1,216
IG Parent Corporation	1,202
MonitorUS Holding, LLC	1,041
SPAU Holdings, LLC	1,000
Classic H&G Holdco, LLC	860
CaseWorthy, Inc.	800
VVS Holdco, LLC	800
Jackmont Hospitality, Inc.	800
Engineering Research & Consulting, LLC	786
DTE Enterprises, LLC	750
Direct Marketing Solutions, Inc.	750
Xenon Arc, Inc.	709
JTI Electrical & Mechanical, LLC	702
Watterson Brands, LLC	686
West Star Aviation Acquisition, LLC	667
Mako Steel, LP	652
Paragon Healthcare, Inc.	643

MSC Income Fund, Inc.
Notes to the Consolidated Financial Statements (Continued)

PTL US Bidco, Inc	625
Centre Technologies Holdings, LLC	600
AVEX Aviation Holdings, LLC	512
Robbins Bros. Jewelry, Inc.	500
Wall Street Prep, Inc.	500
The Affiliati Network, LLC	470
Invincible Boat Company, LLC.	457
Microbe Formulas, LLC	434
AB Centers Acquisition Corporation	431
Trantech Radiator Topco, LLC	400
Chamberlin Holding LLC	400
Colonial Electric Company LLC	400
Channel Partners Intermediateco, LLC	400
AMEREQUIP LLC.	391
South Coast Terminals Holdings, LLC	381
Adams Publishing Group, LLC	376
Batjer TopCo, LLC	300
Gamber-Johnson Holdings, LLC	300
Cody Pools, Inc.	277
Flip Electronics LLC	273
ATS Operating, LLC	250
Archer Systems, LLC	232
SIB Holdings, LLC	216
MetalForming AcquireCo, LLC	205
Hawk Ridge Systems, LLC	204
Mystic Logistics Holdings, LLC	200
Johnson Downie Opco, LLC	200
Orttech Holdings, LLC	200
Career Team Holdings, LLC	200
NWN Corporation	174
Interface Security Systems, L.L.C	154
Elgin AcquireCo, LLC	123
Gulf Publishing Holdings, LLC	100
Flame King Holdings, LLC	100
Clad-Rex Steel, LLC	100
Datacom, LLC	25
Acumera, Inc.	5

Total Loan Commitments	$59,695

Total Commitments	$67,547
MSC Income Fund will fund its unfunded commitments from the same sources it uses to fund its investment commitments that are funded at the time they are made (which are typically through existing cash and cash equivalents and borrowings under the Credit Facilities). MSC Income Fund follows a process to manage its liquidity and ensure that it has available capital to fund its unfunded commitments as necessary. MSC Income Fund had no unrealized appreciation or depreciation on the outstanding unfunded commitments as of December 31, 2022.

MSC Income Fund, Inc.
Notes to the Consolidated Financial Statements (Continued)
MSC Income Fund may, from time to time, be involved in litigation arising out of its operations in the normal course of business or otherwise. Furthermore, third parties may try to impose liability on MSC Income Fund in connection with the activities of its portfolio companies. While the outcome of any current legal proceedings cannot at this time be predicted with certainty, MSC Income Fund does not expect any current matters will materially affect its financial condition or results of operations; however, there can be no assurance whether any pending legal proceedings will have a material adverse effect on MSC Income Fund’s financial condition or results of operations in any future reporting period.
NOTE K — RELATED PARTY TRANSACTIONS
1.Advisory Agreements and Conditional Expense Reimbursement Waivers
On October 30, 2020, MSC Income Fund entered into the Investment Advisory Agreement with the Adviser, which states that the Adviser will oversee the management of MSC Income Fund’s activities and is responsible for making investment decisions with respect to, and providing day‑to‑day management and administration of, MSC Income Fund’s Investment Portfolio.
Pursuant to the Investment Advisory Agreement, MSC Income Fund pays the Adviser a base management fee and incentive fees as compensation for the services described above. The base management fee is calculated at an annual rate of 1.75% of MSC Income Fund’s average gross assets. The term “gross assets” means total assets of MSC Income Fund as disclosed on MSC Income Fund’s Consolidated Balance Sheets. “Average gross assets” are calculated based on MSC Income Fund’s gross assets at the end of the two most recently completed calendar quarters. The base management fee is payable quarterly in arrears. The base management fee is expensed as incurred.
The incentive fee under the Investment Advisory Agreement consists of two parts. The first part, referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears based on Pre-Incentive Fee Net Investment Income (as defined below) for the immediately preceding quarter. The subordinated incentive fee on income is equal to 20.0% of MSC Income Fund’s Pre-Incentive Fee Net Investment Income for the immediately preceding quarter, expressed as a quarterly rate of return on adjusted capital at the beginning of the most recently completed calendar quarter, exceeding 1.875% (or 7.5% annualized), subject to a “catch up” feature (as described below).
For this purpose, Pre-Incentive Fee Net Investment Income means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that MSC Income Fund receives from portfolio companies) accrued during the calendar quarter, minus MSC Income Fund’s operating expenses for the quarter (including the management fee, expenses payable under any proposed administration agreement and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding taxes and the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount debt instruments and PIK interest and zero coupon securities), accrued income that MSC Income Fund has not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. For purposes of this fee, adjusted capital means cumulative gross proceeds generated from sales of MSC Income Fund’s common stock (including proceeds from MSC Income Fund’s DRIP) reduced for non-liquidating distributions, other than distributions of profits, paid to MSC Income Fund’s stockholders and amounts paid for share repurchases pursuant to MSC Income Fund’s share repurchase program. The subordinated incentive fee on income is expensed in the quarter in which it is incurred.
The calculation of the subordinated incentive fee on income for each quarter is as follows:
•No subordinated incentive fee on income shall be payable to the Adviser in any calendar quarter in which MSC Income Fund’s Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.875% (or 7.5% annualized) on adjusted capital;
•100% of MSC Income Fund’s Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than or equal to 2.34375% in any calendar quarter (9.375% annualized) shall be payable to the Adviser. This portion of the subordinated incentive fee on income is referred to as the “catch up” and is intended to provide the Adviser with an incentive fee of 20.0% on all of MSC Income Fund’s Pre-Incentive

MSC Income Fund, Inc.
Notes to the Consolidated Financial Statements (Continued)
Fee Net Investment Income as if the hurdle rate did not apply when the Pre-Incentive Fee Net Investment Income exceeds 2.34375% (9.375% annualized) in any calendar quarter; and
•For any quarter in which MSC Income Fund’s Pre-Incentive Fee Net Investment Income exceeds 2.34375% (9.375% annualized), the subordinated incentive fee on income shall equal 20.0% of the amount of MSC Income Fund’s Pre-Incentive Fee Net Investment Income, as the hurdle rate and catch-up will have been achieved.
The second part of the incentive fee, referred to as the incentive fee on capital gains, is an incentive fee on realized capital gains earned from the portfolio of MSC Income Fund and is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement). This fee equals 20.0% of MSC Income Fund’s incentive fee capital gains, which equals MSC Income Fund’s realized capital gains on a cumulative basis from inception, calculated as of the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. At the end of each reporting period, MSC Income Fund estimates the incentive fee on capital gains and accrues the fee based on a hypothetical liquidation of its portfolio. Therefore, the accrual includes both net realized gains and net unrealized gains (the net unrealized difference between the fair value and the par value of its portfolio), if any. The incentive fee accrued pertaining to the unrealized gain is neither earned nor payable to the Adviser until such time it is realized.

For the years ended December 31, 2022, 2021 and 2020, MSC Income Fund incurred base management fees of $19.8 million, $17.3 million and $18.5 million, respectively. For the years ended December 31, 2022 and 2021, MSC Income Fund incurred subordinated incentive fees on income of $2.1 million and $0.6 million, respectively. For the year ended December 31, 2020, MSC Income Fund did not incur any subordinated incentive fees on income. For the years ended December 31, 2022, 2021 and 2020, MSC Income Fund did not incur any capital gains incentive fees.
Pursuant to the Investment Advisory Agreement, MSC Income Fund is required to pay or reimburse the Adviser for administrative services expenses, which include all costs and expenses related to MSC Income Fund’s day-to-day administration and management not related to advisory services, whether such administrative services were performed by a third-party service provider or the Adviser or its affiliates (to the extent performed by the Adviser, or its affiliates, the “Internal Administrative Services”). Internal Administrative Services include, but are not limited to, the cost of an Adviser’s personnel performing accounting and compliance functions and other administrative services on behalf of MSC Income Fund.
The Adviser waived reimbursement of all Internal Administrative Services expenses from October 30, 2020 through December 31, 2021. On January 1, 2022, the Adviser assumed responsibility of certain administrative services that were previously provided for MSC Income Fund by a third-party sub-administrator. After December 31, 2021, the Adviser continued to waive reimbursement of all Internal Administrative Services expenses, except for the cost of the services previously provided by the sub-administrator. For the years ended December 31, 2022, 2021 and 2020, MSC Income Fund incurred Internal Administrative Services Expenses of $5.1 million, $4.3 million and $3.6 million, respectively. For the years ended December 31, 2022, 2021 and 2020, the Adviser waived the reimbursements of Internal Administrative Services expenses of $4.5 million, $4.3 million and $3.6 million, respectively. Waived Internal Administrative Services expenses are permanently waived and are not subject to future reimbursement.
2.     Offering Costs
In accordance with our previous investment advisory agreement with our previous investment adviser (“HMS Adviser”), MSC Income Fund reimbursed HMS Adviser for any offering costs that were paid on MSC Income Fund’s behalf, which consisted of, among other costs, actual legal, accounting, bona fide out-of-pocket itemized and detailed due diligence costs, printing, filing fees, transfer agent costs, postage, escrow fees, advertising and sales literature and other costs incurred in connection with the offering of MSC Income Fund’s common stock, including through MSC Income Fund’s DRIP. HMS Adviser was responsible for the payment of offering costs to the extent they exceeded 1.5% of the aggregate gross stock offering proceeds. Pursuant to the transaction whereby the Adviser became the investment adviser to MSC Income Fund, HMS Adviser agreed to permanently waive reimbursement of organizational and offering expenses except for $0.6 million which remained payable to HMS Adviser and would be reimbursed as part of future issuances of common stock by MSC Income Fund. For the year ended December 31, 2022, MSC Income Fund reimbursed HMS Adviser $0.3 million in connection with stock issuances. For the year ended December 31, 2021, MSC Income Fund

MSC Income Fund, Inc.
Notes to the Consolidated Financial Statements (Continued)
reimbursed HMS Adviser $0.2 million in connection with stock issuances. As of December 31, 2022, $0.1 million of MSC Income Fund’s reimbursement obligation to HMS Adviser for organizational and offering expenses remained outstanding.
3.     Indemnification
The Investment Advisory Agreement provides that the Adviser and its officers, directors, controlling persons and any other person or entity affiliated with it acting as MSC Income Fund’s agent are entitled to indemnification (including reasonable attorneys’ fees and amounts reasonably paid in settlement) for any liability or loss suffered by such indemnitee, and such indemnitee will be held harmless for any loss or liability suffered by MSC Income Fund, if (i) the indemnitee has determined, in good faith, that the course of conduct which caused the loss or liability was in MSC Income Fund’s best interests, (ii) the indemnitee was acting on behalf of or performing services for MSC Income Fund, (iii) the liability or loss suffered was not the result of negligence, willful malfeasance, bad faith or misconduct by the indemnitee or an affiliate thereof acting as MSC Income Fund’s agent and (iv) the indemnification or agreement to hold the indemnitee harmless is only recoverable out of MSC Income Fund’s net assets and not from MSC Income Fund’s stockholders.
4.     Co-Investment
In the ordinary course of business, MSC Income Fund enters into transactions with other parties that may be considered related party transactions. MSC Income Fund has implemented certain policies and procedures, both written and unwritten, to ensure that it does not engage in any prohibited transactions with any persons affiliated with MSC Income Fund. If such affiliations are found to exist, MSC Income Fund seeks the Board of Directors and/or appropriate Board of Directors committee review and approval for such transactions and otherwise comply with, or seek, orders for exemptive relief from the SEC, as appropriate.
MSC Income Fund has received an exemptive order from the SEC permitting co-investments among MSC Income Fund, Main Street and other funds and clients advised by the Adviser in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act. MSC Income Fund has made co-investments, and in the future intends to continue to make co-investments with Main Street and other funds and clients advised by the Adviser, in accordance with the conditions of the order. The order requires, among other things, that the Adviser and Main Street consider whether each such investment opportunity is appropriate for MSC Income Fund, Main Street and the other funds and clients advised by the Adviser, as applicable, and if it is appropriate, to propose an allocation of the investment opportunity between such parties. Because the Adviser is wholly-owned by Main Street and is not managing MSC Income Fund’s investment activities as its sole activity, this may provide the Adviser an incentive to allocate opportunities to other participating funds and clients instead of MSC Income Fund. However, the Adviser has policies and procedures in place to manage this conflict, including oversight by the independent members of the Board of Directors. Additional information regarding the operation of the co-investment program is set forth in the order granting exemptive relief, which may be reviewed on the SEC’s website at www.sec.gov. In addition to the co-investment program described above, MSC Income Fund also co-invests in syndicated deals and other transactions where price is the only negotiated point by MSC Income Fund and its affiliates.
5.     Other Related Party Transactions
On January 27, 2021, MSC Income Fund entered into the Main Street Term Loan, which initially provided for an aggregate principal amount of $40.0 million in borrowings. MSC Income Fund paid a 1.0% upfront fee to Main Street on the closing date.
On July 27, 2021, MSC Income Fund entered into an amendment to the Main Street Term Loan that allowed MSC Income Fund to initially draw an additional $20.0 million, with another $15.0 million available to be drawn in two separate $7.5 million tranches at a later date. Following the amendment, as of September 30, 2021, the aggregate principal amount outstanding under the Main Street Term Loan was $60.0 million bearing interest at a fixed rate of 5.00% per annum and maturing on January 27, 2026.
Borrowings under the Main Street Term Loan were expressly subordinated and junior in right of payment to all secured indebtedness of MSC Income Fund. The Main Street Term Loan was unanimously approved by the Board of Directors, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940

MSC Income Fund, Inc.
Notes to the Consolidated Financial Statements (Continued)
Act, of MSC Income Fund or the Adviser. On October 22, 2021, MSC Income Fund fully repaid all borrowings outstanding under the Main Street Term Loan and the Main Street Term Loan was extinguished.
On May 2, 2022, MSC Income Fund sold 94,697 shares of its common stock to Main Street at $7.92 per share, the price at which MSC Income Fund issued new shares in connection with reinvestments of the May 2, 2022 dividend pursuant to the DRIP, for total proceeds to MSC Income Fund of $750,000. The issuance and sale were made pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and was unanimously approved by MSC Income Fund’s Board of Directors, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act, of MSC Income Fund or the Adviser.
NOTE L — SUBSEQUENT EVENTS
On January 31, 2023, MSC Income Fund repurchased 519,367 shares of its common stock validly tendered and not withdrawn on the terms set forth in the tender offer statement on Schedule TO and Offer to Purchase filed with the SEC on February 3, 2023. The shares were repurchased at a price of $7.67 per share, which was MSC Income Fund’s NAV per share as of January 31, 2023, for an aggregate purchase price of $4.0 million (an amount equal to 90% of the proceeds MSC Income Fund received from the issuance of shares under MSC Income Fund’s DRIP from the January 31, 2023 dividend payment).
On March 9, 2023, the Board of Directors declared a quarterly cash dividend of $0.175 per share payable May 1, 2023 to stockholders of record as of March 31, 2023.

Table of contents                                                             Schedule 12-14
MSC INCOME FUND
Consolidated Schedule of Investments In and Advances to Affiliates
December 31, 2022
(dollars in thousands)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment(1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2021 Fair Value	Gross Additions(3)	Gross Reductions(4)	December 31, 2022 Fair Value (13)
Control Investments
GRT Rubber Technologies LLC	10.12%	L+	6.00%		Secured Debt (12)	(8)	$—	$6	$7	$—	$330	$—	$330
	12.12%	L+	8.00%		Secured Debt	(8)	—	(32)	1,972	19,152	824	33	19,943
					Member Units	(8)	—	(860)	1,244	22,750	—	860	21,890
Harris Preston Fund Investments					LP Interests (2717 MH, L.P.)	(8)	—	2,389	—	3,971	3,581	—	7,552
Copper Trail Fund Investments					LP Interests (CTMH, LP)	(9)	—	—	—	710	—	122	588
Other Amounts related to investments transferred to or from other 1940 Act classification during the period							—	—	—	—	—	—	—
Total Control Investments							$—	$1,503	$3,223	$46,583	$4,735	$1,015	$50,303
Affiliate Investments
AFG Capital Group, LLC	10.00%				Secured Debt	(8)	$—	$—	$1	$36	$—	$36	$—
					Preferred Member Units	(8)	—	420	50	1,930	420	—	2,350
ASK (Analytical Systems Keco Holdings, LLC)		L+	10.00%		Secured Debt	(8)	—	—	2	(4)	2	—	(2)
	14.13%	L+	10.00%		Secured Debt	(8)	—	—	174	1,182	23	70	1,135
	14.13%				Preferred Member Units	(8)	—	—	—	—	—	—	—
					Preferred Member Units	(8)	—	(340)	—	1,220	—	340	880
					Warrants	(8)	—	—	—	—	—	—	—
ATX Networks Corp.	12.23%	L+	7.50%		Secured Debt	(6)	—	135	756	7,121	364	1,117	6,368
	10.00%			10.00%	Unsecured Debt	(6)	—	309	327	1,977	637	—	2,614
					Common Stock	(6)	—	3,290	—	—	3,290	—	3,290
Barfly Ventures, LLC					Member Units	(5)	—	463	—	643	464	—	1,107
Batjer TopCo, LLC					Secured Debt (12)	(8)	—	—	—	—	50	51	(1)
	11.00%				Secured Debt	(8)	—	—	116	—	1,205	—	1,205
					Preferred Stock	(8)	—	—	70	—	455	—	455
Brewer Crane Holdings, LLC	14.12%	L+	10.00%		Secured Debt	(9)	—	—	220	2,005	10	524	1,491
					Preferred Member Units	(9)	—	(160)	207	1,930	—	160	1,770
Centre Technologies Holdings, LLC		L+	9.00%		Secured Debt (12)	(8)	—	—	7	—	360	360	—
	13.13%	L+	9.00%		Secured Debt	(8)	—	115	445	2,216	1,612	97	3,731
					Preferred Member Units	(8)	—	639	30	1,460	710	—	2,170
Chamberlin Holding LLC		L+	6.00%		Secured Debt (12)	(8)	—	—	2	—	—	—	—
	12.13%	L+	8.00%		Secured Debt	(8)	—	(42)	486	4,454	42	260	4,236
					Member Units	(8)	—	(300)	463	6,030	—	302	5,728
					Member Units	(8)	—	180	19	385	293	—	678

Table of contents                                                             Schedule 12-14
MSC INCOME FUND
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
December 31, 2022
(dollars in thousands)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment(1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2021 Fair Value	Gross Additions(3)	Gross Reductions(4)	December 31, 2022 Fair Value (13)
Charps, LLC					Preferred Member Units	(5)	—	(170)	190	3,500	—	170	3,330
Clad-Rex Steel, LLC		SF+	9.00%		Secured Debt (12)	(5)	—	—	1	—	—	—	—
	13.23%	SF+	9.00%		Secured Debt	(5)	—	—	304	2,620	—	—	2,620
	10.00%				Secured Debt	(5)	—	—	27	268	—	8	260
					Member Units	(5)	—	(500)	190	2,560	—	500	2,060
					Member Units	(5)	—	20	—	133	19	—	152
Cody Pools, Inc.	15.38%	L+	10.50%		Secured Debt (12)	(8)	—	11	20	(6)	1,033	754	273
	15.38%	L+	10.50%		Secured Debt	(8)	—	(30)	963	7,187	30	335	6,882
					Preferred Member Units	(8)	—	2,640	1,004	11,910	2,640	—	14,550
Colonial Electric Company LLC					Secured Debt (12)	(6)	—	—	12	—	400	400	—
	12.00%				Secured Debt	(6)	—	—	761	6,007	37	315	5,729
					Preferred Member Units	(6)	—	10	349	2,280	10	—	2,290
Datacom, LLC	7.50%				Secured Debt (12)	(8)	—	—	—	—	25	—	25
	7.50%				Secured Debt	(8)	—	20	98	852	43	30	865
					Preferred Member Units	(8)	—	10	11	290	10	—	300
Digital Products Holdings LLC	14.13%	L+	10.00%		Secured Debt	(5)	—	—	510	4,186	22	330	3,878
					Preferred Member Units	(5)	—	—	50	2,459	—	—	2,459
Direct Marketing Solutions, Inc.		L+	11.00%		Secured Debt (12)	(9)	—	5	42	(7)	757	750	—
	15.13%	L+	11.00%		Secured Debt	(9)	—	46	—	—	5,352	—	5,352
		L+	11.00%		Secured Debt	(9)	—	(54)	661	4,705	—	4,705	—
					Preferred Stock	(9)	—	970	343	4,590	968	—	5,558
Flame King Holdings, LLC	10.75%	L+	6.50%		Secured Debt (12)	(9)	—	15	167	1,581	319	—	1,900
	13.25%	L+	9.00%		Secured Debt	(9)	—	123	706	5,145	155	—	5,300
					Preferred Equity	(9)	—	1,800	538	2,600	1,800	—	4,400
Freeport Financial Funds					LP Interests (Freeport First Lien Loan Fund III LP) (12)	(5)	—	(57)	421	7,231	—	1,383	5,848
Gamber-Johnson Holdings, LLC		SF+	8.50%		Secured Debt (12)	(5)	—	—	2	—	—	—	—
	11.50%	SF+	8.50%		Secured Debt	(5)	—	272	113	—	16,020	—	16,020
		L+	7.50%		Secured Debt	(5)	—	(17)	559	5,400	—	5,400	—
					Member Units	(5)	—	290	224	12,430	290	—	12,720
GFG Group, LLC.	9.00%				Secured Debt	(5)	—	(26)	329	3,136	26	326	2,836
					Preferred Member Units	(5)	—	40	144	1,750	40	—	1,790
Gulf Publishing Holdings, LLC		L+	9.50%		Secured Debt (12)	(8)	—	—	2	64	—	64	—
				6.25%	Secured Debt	(8)	(1,455)	962	126	2,429	—	2,429	—
	12.50%				Secured Debt	(8)	—	(29)	19	—	600	29	571
					Member Units	(8)	—	—	—	—	—	—	—
					Preferred Equity	(8)	—	(450)	—	—	1,400	450	950
HPEP 3, L.P.					LP Interests (HPEP 3, L.P.) (12)	(8)	779	254	(50)	4,712	587	968	4,331

Table of contents                                                             Schedule 12-14
MSC INCOME FUND
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
December 31, 2022
(dollars in thousands)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment(1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2021 Fair Value	Gross Additions(3)	Gross Reductions(4)	December 31, 2022 Fair Value (13)
Kickhaefer Manufacturing Company, LLC	11.50%				Secured Debt	(5)	—	18	630	5,040	53	—	5,093
	9.00%				Secured Debt	(5)	—	—	88	970	—	9	961
					Preferred Equity	(5)	—	(1,280)	—	3,080	—	1,280	1,800
					Member Units	(5)	—	98	28	615	99	1	713
Market Force Information, LLC	12.00%			12.00%	Secured Debt	(9)	—	(1,831)	—	2,234	—	1,831	403
					Member Units	(9)	—	—	—	—	—	—	—
MH Corbin Holding LLC	13.00%				Secured Debt	(5)	—	175	250	1,484	177	524	1,137
					Preferred Member Units	(5)	—	—	—	—	—	—	—
					Preferred Member Units	(5)	—	—	—	—	—	—	—
Mystic Logistics Holdings, LLC					Secured Debt (12)	(6)	—	—	1	—	—	—	—
	10.00%				Secured Debt	(6)	—	—	152	1,595	—	159	1,436
					Common Stock	(6)	—	3,500	1,050	2,210	3,498	—	5,708
NexRev LLC					Secured Debt	(8)	—	—	7	199	—	199	—
	11.00%				Secured Debt	(8)	—	(188)	486	3,311	—	1,192	2,119
					Preferred Member Units	(8)	—	(723)	20	670	333	723	280
NuStep, LLC	10.63%	L+	6.50%		Secured Debt	(5)	—	2	78	430	670	—	1,100
	12.00%				Secured Debt	(5)	—	(1)	545	4,310	294	1	4,603
					Preferred Member Units	(5)	—	(1,370)	—	3,380	—	1,370	2,010
					Preferred Member Units	(5)	—	775	—	—	1,290	—	1,290
Oneliance, LLC	15.13%	L+	11.00%		Secured Debt	(7)	—	—	190	1,374	6	—	1,380
					Preferred Stock	(7)	—	—	1	264	—	—	264
Orttech Holdings, LLC		L+	11.00%		Secured Debt (12)	(5)	—	—	5	41	1	44	(2)
	15.13%	L+	11.00%		Secured Debt	(5)	—	—	815	5,937	27	150	5,814
					Preferred Stock	(5)	—	440	225	2,500	440	—	2,940
Robbins Bros. Jewelry, Inc.					Secured Debt (12)	(9)	—	—	5	—	2	10	(8)
	12.50%				Secured Debt	(9)	—	—	529	—	3,977	75	3,902
					Preferred Equity	(9)	—	420	62	—	1,650	—	1,650
SI East, LLC					Secured Debt (12)	(7)	—	—	78	750	1,250	2,000	—
	9.50%				Secured Debt	(7)	—	76	2,708	21,200	10,375	1,646	29,929
					Preferred Member Units	(7)	—	690	216	3,860	690	—	4,550
Sonic Systems International, LLC	11.24%	L+	7.50%		Secured Debt	(8)	—	282	1,676	13,738	4,687	—	18,425
					Common Stock	(8)	—	(94)	50	1,250	334	94	1,490
Student Resource Center, LLC	13.27%	L+	8.50%		Secured Debt	(6)	—	—	—	—	5,063	—	5,063
					Secured Debt	(6)	(6,651)	4,438	12	—	6,524	6,524	—
					Preferred Equity	(6)	—	—	—	—	—	—	—
Tedder Industries, LLC	12.00%				Secured Debt	(9)	—	—	55	259	201	—	460
	12.00%				Secured Debt	(9)	—	(17)	505	3,754	43	17	3,780
					Preferred Member Units	(9)	—	(391)	—	2,145	166	391	1,920

Table of contents                                                             Schedule 12-14
MSC INCOME FUND
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
December 31, 2022
(dollars in thousands)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment(1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2021 Fair Value	Gross Additions(3)	Gross Reductions(4)	December 31, 2022 Fair Value (13)
Trantech Radiator Topco, LLC					Secured Debt (12)	(7)	—	3	3	(6)	6	—	—
	12.00%				Secured Debt	(7)	—	(17)	273	2,180	17	217	1,980
					Common Stock	(7)	—	(210)	29	2,160	—	210	1,950
VVS Holdco, LLC		L+	6.00%		Secured Debt (12)	(5)	—	—	13	292	203	500	(5)
	11.50%				Secured Debt	(5)	—	—	932	7,375	46	—	7,421
					Preferred Equity	(5)	—	30	129	2,960	30	—	2,990
Other Amounts related to investments transferred to or from other 1940 Act classification during the period							—	—	—	—	—	—	—
Total Affiliate investments							$(7,327)	$15,689	$24,057	$234,158	$84,672	$41,830	$277,000

Table of contents                                                             Schedule 12-14
MSC INCOME FUND
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
December 31, 2022
(dollars in thousands)

(1)The principal amount, the ownership detail for equity investments and if the investment is income producing is included in the Consolidated Schedule of Investments included in Item 8. Consolidated Financial Statements of this Annual Report on Form 10-K.
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
(5)Portfolio company located in the Midwest region as determined by location of the corporate headquarters. The fair value as of December 31, 2022 for affiliate investments located in this region was $92,945. This represented 13.6% of net assets as of December 31, 2022.
(6)Portfolio company located in the Northeast region as determined by location of the corporate headquarters. The fair value as of December 31, 2022 for affiliate investments located in this region was $32,498. This represented 4.7% of net assets as of December 31, 2022.
(7)Portfolio company located in the Southeast region as determined by location of the corporate headquarters. The fair value as of December 31, 2022 for affiliate investments located in this region was $40,053. This represented 5.8% of net assets as of December 31, 2022.
(8)Portfolio company located in the Southwest region as determined by location of the corporate headquarters. The fair value as of December 31, 2022 for control investments located in this region was $49,715. This represented 7.3% of net assets as of December 31, 2022. The fair value as of December 31, 2022 for affiliate investments located in this region was $73,626. This represented 10.7% of net assets as of December 31, 2022.
(9)Portfolio company located in the West region as determined by location of the corporate headquarters. The fair value as of December 31, 2022 for control investments located in this region was $588. This represented 0.1% of net assets as of December 31, 2022. The fair value as of December 31, 2022 for affiliate investments located in this region was $37,878. This represented 5.5% of net assets as of December 31, 2022.
(10)All of the Company’s portfolio investments are generally subject to restrictions on resale as “restricted securities,” unless otherwise noted.
(11)This schedule should be read in conjunction with the Consolidated Schedule of Investments and Notes to the Consolidated Financial Statements included in Item 8. Consolidated Financial Statements of this Annual Report on Form 10-K. Supplemental information can be located within the Consolidated Schedule of

Table of contents                                                             Schedule 12-14
MSC INCOME FUND
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
December 31, 2022
(dollars in thousands)
Investments including end of period interest rate, preferred dividend rate, maturity date, investments not paid currently in cash and investments whose value was determined using significant unobservable inputs.
(12)Investment has an unfunded commitment as of December 31, 2022 (see Note J — Commitments and Contingencies in Item 8. Consolidated Financial Statements of this Annual Report on Form 10-K). The fair value of the investment includes the impact of the fair value of any unfunded commitments.
(13)Negative fair value is the result of the capitalized discount being greater than the principal amount outstanding on the loan.

Table of contents                                                             Schedule 12-14
MSC INCOME FUND
Consolidated Schedule of Investments In and Advances to Affiliates
December 31, 2021
(dollars in thousands)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment(1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2020 Fair Value	Gross Additions(3)	Gross Reductions(4)	December 31, 2021 Fair Value
Control Investments
GRT Rubber Technologies LLC	8.10%	L+	8.00%		Secured Debt	(8)	$—	$206	$780	$8,262	$10,895	$5	$19,152
					Member Units	(8)	—	630	2,030	22,120	630	—	22,750
Harris Preston Fund Investments					LP Interests (2717 MH, L.P.)	(8)	—	1,165	—	2,702	1,269	—	3,971
Copper Trail Energy Fund I, LP - CTMH					LP Interests (CTMH, LP)	(9)	—	—	—	747	—	37	710
Other Amounts related to investments transferred to or from other 1940 Act classification during the period							—	—	—	—	—	—	—
Total Control investments							$—	$2,001	$2,810	$33,831	$12,794	$42	$46,583
Affiliate Investments
AFG Capital Group, LLC	10.00%				Secured Debt	(8)	$—	$480	$50	$1,450	$780	$300	$1,930
					Preferred Member Units	(8)	—	—	8	123	—	87	36
ASK (Analytical Systems Keco Holdings, LLC)					Preferred Member Units	(8)	—	(187)	—	800	1,220	800	1,220
	12.00%	L+	10.00%		Secured Debt	(8)	—	—	206	1,180	71	73	1,178
					Warrants	(8)	—	—	—	—	—	—	—
ATX Networks Corp.				10.00%	Unsecured Debt	(6)	—	(33)	94	—	2,010	33	1,977
	8.50%	L+	7.50%		Secured Debt	(6)	—	(32)	254	—	7,153	32	7,121
	8.75%	L+	6.25%	1.50%	Secured Debt	(6)	—	—	—	—	—	—	—
Barfly Ventures, LLC					Preferred Member Units	(5)	—	115	—	528	115	—	643
Brewer Crane Holdings, LLC					Preferred Member Units	(9)	—	470	232	1,460	470	—	1,930
	11.00%	L+	10.00%		Secured Debt	(9)	—	—	240	2,119	10	124	2,005
Centre Technologies Holdings, LLC	12.00%	L+	10.00%		Secured Debt	(8)	—	(115)	322	2,868	16	668	2,216
					Preferred Member Units	(8)	—	(80)	—	1,540	—	80	1,460
Chamberlin Holding LLC	9.00%	L+	8.00%		Secured Debt	(8)	—	(10)	393	3,803	1,010	359	4,454
					Member Units	(8)	—	(922)	936	7,337	68	990	6,415
Charlotte Russe, Inc					Common Stock	(9)	(2,470)	—	—	—	—	—	—
Charps, LLC					Preferred Member Units	(5)	—	479	1,209	2,630	870	—	3,500
	15.00%				Secured Debt	(5)	—	—	1	167	—	167	—
Clad-Rex Steel, LLC	10.50%	L+	9.50%		Secured Debt	(5)	—	—	319	2,706	2,634	2,720	2,620
					Member Units	(5)	—	408	598	2,285	408	—	2,693
	10.00%				Secured Debt	(5)	—	—	27	275	—	7	268
Cody Pools, Inc.	12.25%	L+	10.50%		Secured Debt	(8)	—	60	558	3,554	4,778	1,151	7,181
					Preferred Member Units	(8)	—	8,180	734	3,740	8,170	—	11,910
Colonial Electric Company LLC	12.00%				Secured Debt	(6)	—	—	594	—	6,165	158	6,007
					Preferred Member Units	(6)	—	360	299	—	2,280	—	2,280
Copper Trail Energy Fund I, LP					LP Interests (Copper Trail Energy Fund I, LP)	(9)	(203)	—	—	1,782	379	2,161	—
Datacom, LLC					Preferred Member Units	(8)	—	—	—	—	290	—	290
	5.00%				Secured Debt	(8)	—	(49)	63	—	913	61	852
Digital Products Holdings LLC	11.00%	L+	10.00%		Secured Debt	(5)	—	—	507	4,493	23	330	4,186
					Preferred Member Units	(5)	—	—	50	2,459	—	—	2,459
Direct Marketing Solutions, Inc.					Preferred Stock	(9)	—	(250)	168	4,840	—	250	4,590
	12.00%	L+	11.00%		Secured Debt	(9)	—	54	483	3,717	1,102	121	4,698

Table of contents                                                             Schedule 12-14
MSC INCOME FUND
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
December 31, 2021
(dollars in thousands)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment(1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2020 Fair Value	Gross Additions(3)	Gross Reductions(4)	December 31, 2021 Fair Value
Flame King Holdings, LLC	12.00%	L+	11.00%		Secured Debt	(9)	—	—	159	—	5,145	—	5,145
	7.50%	L+	6.50%		Secured Debt	(9)	—	—	19	—	1,581	—	1,581
					Preferred Equity	(9)	—	—	—	—	2,600	—	2,600
Freeport Financial Funds					LP Interests (Freeport First Lien Loan Fund III LP)	(5)	—	66	751	10,321	66	3,156	7,231
Gamber-Johnson Holdings, LLC	9.50%	L+	7.50%		Secured Debt	(5)	—	(7)	519	4,960	840	400	5,400
					Member Units	(5)	—	(1,402)	893	13,120	712	1,402	12,430
GFG Group, LLC.					Preferred Member Units	(5)	—	525	157	—	1,750	—	1,750
	12.00%				Secured Debt	(5)	—	83	345	—	3,936	800	3,136
Gulf Publishing Holdings, LLC	10.50%	L+	9.50%	5.25%	Secured Debt	(8)	—	—	8	63	1	—	64
	12.50%			6.25%	Secured Debt	(8)	—	(686)	304	2,988	127	686	2,429
HPEP 3, L.P.					LP Interests (HPEP 3, L.P.)	(8)	—	1,337	177	3,258	1,454	—	4,712
J&J Services, Inc.	11.50%				Secured Debt	(7)	—	—	—	3,200	15	3,215	—
					Preferred Stock	(7)	—	—	—	3,170	680	3,850	—
Kickhaefer Manufacturing Company, LLC					Member Units	(5)	—	345	23	3,350	345	—	3,695
	11.50%				Secured Debt	(5)	—	—	657	5,500	5,399	5,859	5,040
	9.00%				Secured Debt	(5)	—	—	89	978	—	8	970
Market Force Information, LLC	12.00%	L+	11.00%		Secured Debt	(9)	—	(1,157)	—	3,391	—	1,157	2,234
MH Corbin Holding LLC	13.00%				Secured Debt	(5)	—	(516)	286	2,070	10	596	1,484
					Preferred Member Units	(5)	—	(590)	—	590	—	590	—
Oneliance, LLC					Preferred Stock	(7)	—	—	—	—	264	—	264
	12.00%	L+	11.00%		Secured Debt	(7)	—	—	71	—	1,374	—	1,374
Orttech Holdings, LLC					Preferred Stock	(5)	—	—	33	—	2,900	400	2,500
	12.00%	L+	11.00%		Secured Debt	(5)	—	—	324	—	5,978	—	5,978
Mystic Logistics Holdings, LLC	12.00%				Secured Debt	(6)	—	1	204	1,682	251	338	1,595
					Common Stock	(6)	—	(38)	318	2,248	—	38	2,210
NexRev LLC					Preferred Member Units	(8)	—	300	20	370	300	—	670
	11.00%				Secured Debt	(8)	—	(467)	482	4,177	24	691	3,510
NuStep, LLC					Preferred Member Units	(5)	—	683	—	2,700	680	—	3,380
	7.50%	L+	6.50%		Secured Debt	(5)	—	—	14	—	530	100	430
	11.00%				Secured Debt	(5)	—	2	507	4,288	22	—	4,310
SI East, LLC (Stavig)	10.25%				Secured Debt	(7)	—	(45)	1,355	10,987	12,271	1,308	21,950
					Preferred Member Units	(7)	—	2,199	780	3,260	2,194	1,594	3,860
Sonic Systems International, LLC					Common Stock	(8)	—	—	31	—	1,250	—	1,250
	8.50%	L+	7.50%		Secured Debt	(8)	—	—	461	—	13,738	—	13,738
Tedder Industries, LLC	12.00%				Secured Debt	(9)	—	(2)	523	4,025	590	602	4,013
					Preferred Member Units	(9)	—	—	—	2,034	111	—	2,145
Trantech Radiator Topco, LLC					Common Stock	(7)	—	650	29	1,510	650	—	2,160
	12.00%				Secured Debt	(7)	—	29	281	2,131	51	8	2,174
VVS Holdco, LLC	11.50%				Secured Debt	(5)	—	—	78	—	7,375	—	7,375
	7.00%	L+	6.00%		Secured Debt	(5)	—	—	1	—	292	—	292
					Preferred Equity	(5)	—	(1)	—	—	2,961	1	2,960

Table of contents                                                             Schedule 12-14
MSC INCOME FUND
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
December 31, 2021
(dollars in thousands)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment(1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2020 Fair Value	Gross Additions(3)	Gross Reductions(4)	December 31, 2021 Fair Value
Other Amounts related to investments transferred to or from other 1940 Act classification during the period							—	—	—	5,463	—	5,463	—
Total Affiliate investments							$(2,673)	$10,237	$18,244	$157,690	$119,402	$42,934	$234,158

Table of contents                                                             Schedule 12-14
MSC INCOME FUND
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
December 31, 2021
(dollars in thousands)
___________________________________________________
(1)The principal amount, the ownership detail for equity investments and if the investment is income producing is included in the Consolidated Schedule of Investments included in Item 8. Consolidated Financial Statements of this Annual Report on Form 10-K.
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
(11)This schedule should be read in conjunction with the Consolidated Schedule of Investments and Notes to the Consolidated Financial Statements included in Item 8. Consolidated Financial Statements of this Annual Report on Form 10-K. Supplemental information can be located within the Consolidated Schedule of

Table of contents                                                             Schedule 12-14
MSC INCOME FUND
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
December 31, 2021
(dollars in thousands)
Investments including end of period interest rate, preferred dividend rate, maturity date, investments not paid currently in cash and investments whose value was determined using significant unobservable inputs.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this annual report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, President, Chief Financial Officer, Chief Compliance Officer and Chief Accounting Officer, of our disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act). Based on that evaluation, our Chief Executive Officer, President, Chief Financial Officer, Chief Compliance Officer and Chief Accounting Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to us that is required to be disclosed in the reports we file or submit under the Exchange Act.
(b)Management’s Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Company’s evaluation under the framework in Internal Control — Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022.
This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of the Company’s internal control over financial reporting as of December 31, 2022 pursuant to the rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.
(c)Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Directors
The following table sets forth certain information regarding our directors:

Name and Principal Occupation(1)	Age	Director Since(2)

Independent Directors

Robert L. Kay	70	2020

Mr. Kay has been an independent director since October 2020. Mr. Kay has more than 40 years of broad based banking, investments, private equity intermediary and private business management experience, including commercial loan and venture capital investment portfolio oversight. After spending the first 10 years of his career as a corporate lender with a major Texas bank holding company in Dallas, he returned to his hometown in Austin where he spent the next eight years in the venture investing arena. Beginning in 1990, Mr. Kay served as Chief Executive Officer and/or Chief Operating Officer of multiple start up, growth phase and turnaround operating company situations, including serving as Chief Operating Officer and Chief Financial Officer of DrillingInfo from 2006 until its sale in 2012. Mr. Kay has served as the managing member and chief executive officer of Excelleration Partners, an early stage investment firm since 2012. Mr. Kay currently serves as Chief Executive Officer of Halfile Systems Corporation, a software and data subscription business located in Kyle, Texas, as a Director of Myocardial Solutions, Inc., a healthcare technology company located in Raleigh, North Carolina, and as a Director of The Muny Conservancy, a non-profit organization located in Austin, Texas. Mr. Kay earned a B.B.A. in general business (accounting concentration) from the University of Texas.

John O. Niemann, Jr.	66	2012

Mr. Niemann has been an independent director since 2012 and Chairman of the Nominating and Corporate Governance Committee since October 2020. He is the President and Chief Operating Officer of Arthur Andersen LLP and has been since 2003. He previously served as a Managing Director of Andersen Tax LLC from June 2013 until his retirement from this position in March 2023. He previously served on the administrative board of Arthur Andersen LLP and on the board of partners of Andersen Worldwide. He began his career at Arthur Andersen LLP in 1978 and has served in increasing responsibilities in senior management positions, since 1992. Mr. Niemann has served as a director and Chairman of the Audit Committee of Hines Global Income Trust since July 2014 and as the lead independent director since May 2019 and as a director and Chairman of the Audit Committee of Adams Resources & Energy, Inc. since May 2019. He joined Professional Asset Indemnity Limited as a Director in October 2021, which is a non-public Bermuda captive insurance company. Mr. Niemann has served on the board of directors of many Houston area non profit organizations, including Strake Jesuit College Preparatory School (past chair of the board), The Regis School of the Sacred Heart (past chair of the board), The Houston Symphony, The University of St. Thomas, The Alley Theatre and Taping for the Blind, Inc. He graduated with a B.A. in Managerial Studies (magna cum laude) and a master’s degree in accounting from Rice University, received a J.D. (summa cum laude) from the South Texas College of Law and an LL.M. in taxation (summa cum laude) from the University of San Francisco School of Law.

Name and Principal Occupation(1)	Age	Director Since(2)

Jeffrey B. Walker	62	2020

Mr. Walker has been an independent director and Chairman of the Audit Committee since October 2020. Mr. Walker retired in May 2020 after a successful 38 year career in public accounting with Arthur Andersen and, more recently, Deloitte Tax, LLP where he held several leadership roles including, most recently, Vice Chairman from 2014 until May 2020. Mr. Walker served as a member of Deloitte LLP’s board from 2011 until 2015 and also served as the Chief Development Officer of Deloitte Tax from 2013 until 2015. Mr. Walker is a certified public accountant and a member of the AICPA and Texas State Board of CPAs and earned a B.B.A. in Accounting and Economics from the University of Mississippi.

Interested Directors

Mr. Hyzak is an interested person, as defined in the 1940 Act, due to his positions at MSC Income Fund.

Dwayne L. Hyzak	50	2018

Mr. Hyzak has been a member of our board of directors since June 2020 and has served as our Chief Executive Officer and Chairman since October 2020. Since 2018, Mr. Hyzak has also served as Main Street’s Chief Executive Officer and as a member of Main Street’s board of directors. Mr. Hyzak also serves as a member of Main Street’s management team’s executive and investment committees. Previously, he served as Main Street’s President (2015 until November 2018), Chief Operating Officer (2014 until November 2018), Chief Financial Officer (2011 until 2014) and Senior Managing Director since 2011 and also served in other senior executive positions at Main Street prior to 2011. Prior to its IPO in 2007, Mr. Hyzak served as a Senior Managing Director and other executive positions of several Main Street predecessor funds and entities, which are now subsidiaries of Main Street. Mr. Hyzak joined Main Street in 2002, becoming one of the founding members of the firm. Prior to joining Main Street, Mr. Hyzak was a Director of Integration with Quanta Services, Inc. (NYSE: PWR), which provides specialty contracting services to the power, natural gas and telecommunications industries, where he was principally focused on the company’s mergers and acquisitions and corporate finance activities. Previously, Mr. Hyzak was a Manager with Arthur Andersen in its Transaction Advisory Services group. Mr. Hyzak currently serves on the board of directors of Child Advocates, a non profit organization that trains and supports advocates to serve the interests of abused or neglected children in the greater Houston area.
_____________________________
(1)The address of each director is c/o MSC Income Fund, Inc., 1300 Post Oak Boulevard, 8th Floor, Houston, Texas 77056. The age given for each of our directors is as of March 14, 2023.
(2)Directors serve for a term until the next annual meeting of stockholders and until their successors are duly elected and qualified or until their earlier removal or resignation.

Executive Officers
The following table sets forth information regarding our executive officers and certain significant personnel:

Name	Age	Position(s) Held
Dwayne L. Hyzak*	50	Chairman of the Board and Chief Executive Officer
David L. Magdol*	52	President and Chief Investment Officer
Jesse E. Morris	55	Executive Vice President, Chief Financial Officer, Chief Operating Officer and Treasurer
Jason B. Beauvais	47	Executive Vice President, General Counsel, Chief Compliance Officer and Secretary
Nicholas T. Meserve	43	Managing Director
Cory E. Gilbert	50	Vice President, Chief Accounting Officer and Assistant Treasurer
_____________________________
*Member of our Adviser’s investment committee. The investment committee is responsible for all aspects of our investment processes, including approval of investments. Vincent D. Foster, senior advisor to Main Street and Chairman of its board of directors, is also a member of our Adviser’s investment committee.
The address for each person in the table above is 1300 Post Oak Boulevard, 8th Floor, Houston, Texas 77056. The age given for each person is as of March 14, 2023. Each officer holds office until his successor is chosen and qualified or until his earlier death, removal or resignation.
For more information on Mr. Hyzak, Chairman of the Board and Chief Executive Officer, see his biographical information above.
David L. Magdol is our President and Chief Investment Officer. Mr. Magdol also serves as the President and Chief Investment Officer of Main Street and as a member of Main Street’s management team’s executive and investment committees. Previously, he also served as Vice Chairman and Senior Managing Director and in other senior executive positions at Main Street. Prior to its IPO in 2007, Mr. Magdol served as a Senior Managing Director and other executive positions of several Main Street predecessor funds and entities, which are now subsidiaries of Main Street. Mr. Magdol joined Main Street in 2002, becoming one of the founding members of the firm. Prior to joining Main Street, Mr. Magdol was a Vice President in the investment banking group at Lazard Freres & Co. Previously, he managed a portfolio of private equity investments for the McMullen Group, a private investment firm/family office capitalized by Dr. John J. McMullen, the former owner of the New Jersey Devils and the Houston Astros. Mr. Magdol began his career in the structured finance services group of JP Morgan Chase.

Jesse E. Morris is our Executive Vice President, Chief Financial Officer and Chief Operating Officer. Mr. Morris also serves as the Executive Vice President, Chief Financial Officer and Chief Operating Officer of Main Street, serves as a member of Main Street’s management team’s executive committee and has held various management roles since joining Main Street in July 2019. Mr. Morris has management responsibility over Main Street’s finance, treasury and internal operations. He is also a Senior Managing Director on Main Street’s lower middle market investment team where his responsibilities include managing a portfolio of lower middle market investments where he is an active board member and assists those companies with various strategic initiatives, capital raises and M&A activity. Mr. Morris is also responsible for originating and executing on new investments for the firm. Prior to joining Main Street in 2019, Mr. Morris served in various roles of increasing responsibility with Quanta Services, Inc. (NYSE: PWR) from 2014 to 2019 including most recently as Executive Vice President – Finance and President – Infrastructure Solutions. In this position, he oversaw the accounting, treasury, tax and financial planning and analysis activities and led Quanta’s public-private partnership (P3) concession and private infrastructure investment activities. Prior to joining Quanta, Mr. Morris served in various financial and accounting positions of increasing responsibility with Sysco Corporation (NYSE: SYY) including as Vice President and Chief Financial Officer – Foodservice Operations and Vice President of Finance and Chief Financial Officer – Broadline Operations. Mr. Morris began his career as a certified public accountant and was an Experienced Manager with Arthur Andersen.
Jason B. Beauvais is our Executive Vice President, General Counsel, Chief Compliance Officer and Secretary. Mr. Beauvais also serves as the Executive Vice President, General Counsel, Chief Compliance Officer and Secretary of Main Street, serves as a member of Main Street’s management team’s executive committee and has held various management roles since joining Main Street in 2008. He has management responsibility over the firm’s legal, compliance, human resources and technology functions. He also currently serves as a member of the Board of Directors of the Houston Arboretum & Nature Center, a non-profit urban nature sanctuary. Prior to joining Main Street, Mr. Beauvais was an attorney with Occidental Petroleum Corporation (NYSE: OXY), an international oil and gas exploration and production company. Before that, Mr. Beauvais practiced corporate and securities law at Baker Botts L.L.P., where he primarily counseled companies in public issuances and private placements of debt and equity and handled a wide range of general corporate and securities matters as well as mergers and acquisitions.
Nicholas T. Meserve is our Managing Director. Mr. Meserve also serves as a Managing Director on Main Street’s private credit investment team. Mr. Meserve previously served on our Board of Directors from April 2016 until June 2020. Mr. Meserve’s responsibilities have included managing a portfolio of private loan and middle market investments. He is also responsible for sourcing, originating and executing on new investments for the firm. Prior to joining Main Street in 2012, Mr. Meserve was at Highland Capital Management, LP, a large alternative credit manager, and certain of its affiliates, where he managed a portfolio of senior loans and high yield bonds across a diverse set of industries. Prior to Highland, he was a Credit Analyst at JP Morgan Chase & Co.
Cory E. Gilbert is our Vice President, Chief Accounting Officer and Assistant Treasurer. He also serves as Main Street’s Vice President of Finance and Chief Accounting Officer – Asset Management Business and Assistant Treasurer. Prior to joining Main Street in 2019, Mr. Gilbert served as the Chief Financial Officer and Treasurer for OHA Investment Corporation, a publicly traded business development company externally managed by Oak Hill Advisors LLP. Prior to joining OHA Investment Corporation, Mr. Gilbert worked at RED Capital Group, the commercial mortgage banking arm of ORIX USA, where he most recently served as their Chief Financial Officer. Prior to that, from September 2008 to August 2013, Mr. Gilbert served as a line of business controller of ORIX USA. Mr. Gilbert began his career and was a manager with KPMG LLP’s financial services practice in the Dallas-Fort Worth area. Mr. Gilbert is a certified public accountant.
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
In addition, our Code of Business Conduct and Ethics, which is applicable to all of officers, directors and personnel, requires that all officers, directors and personnel avoid any conflict, or the appearance of a conflict, between an individual’s personal interests and our interests. Our Code of Business Conduct and Ethics is available under the “Governance” tab on our website at www.mscincomefund.com/investors. We intend to disclose any substantive amendments to, or waivers from, this code of conduct within four business days of the waiver or amendment through a website posting.
Board of Directors and its Committees
Board of Directors. Our Board met five times and acted by unanimous written consent 19 times during 2022. All incumbent directors attended at least 75% of the meetings of the Board and of the committees on which they served during 2022 and all then-serving directors attended the 2022 Annual Meeting of Stockholders in person. Our Board expects each director to make a diligent effort to attend all Board and committee meetings, as well as each annual meeting of stockholders.
Committees.
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

The Board also maintains a Pricing Committee that is comprised of Messrs. Hyzak and Kay. Mr. Kay also serves as the Board’s liaison to our Adviser’s Conflicts Committee, described further below.
Audit Committee. During the year ended December 31, 2022, the Audit Committee met four times. The Audit Committee is responsible for selecting, engaging and discharging our independent accountants, reviewing the plans, scope and results of the audit engagement with our independent accountants, approving professional services provided by our independent accountants (as well as the compensation for those services), reviewing the independence of our independent accountants and reviewing the adequacy of our internal control over financial reporting. In addition, the Audit Committee is responsible for assisting our Board of Directors with its oversight of our investment valuation policy and procedures and monitoring and overseeing the Company’s policy standards and guidelines for risk assessment and risk management. Our Board has determined that each of Messrs. Kay, Niemann and Walker is an “audit committee financial expert” as defined by the SEC. For more information on the backgrounds of these directors, see their biographical information under “Election of Directors” above.
Nominating and Corporate Governance Committee. During the year ended December 31, 2022, the Nominating and Corporate Governance Committee met four times. The Nominating and Corporate Governance Committee is responsible for determining criteria for service on our Board, identifying, researching and recommending to the Board director nominees for election by our stockholders, selecting nominees to fill vacancies on our Board or a committee of the Board, developing and recommending to our Board any amendments to our corporate governance principles and overseeing the self-assessment of our Board and its committees. The Nominating and Corporate Governance Committee also oversees the Company’s strategy, initiatives, policies and reporting related to Environmental, Social and Governance (ESG) activities.
Pricing Committee. Unless our stockholders allow us to do so, we are prohibited from selling, or issuing pursuant to our dividend reinvestment plan, shares of our Common Stock at a price below the then-current net asset value (“NAV”) per share, exclusive of any distributing commission or discount, as applicable. The Pricing Committee is currently responsible for assisting the Board in determining the price at which we issue shares in any private sales and pursuant to our dividend reinvestment plan and ensuring that such price does not contravene this restriction. Additionally, the Pricing Committee is responsible for assisting the Board in determining the price at which we purchase shares pursuant to our share repurchase program. The Pricing Committee considers various factors, including the valuations of our investment portfolio, in determining whether the Company is issuing shares of Common Stock at a price below the then-current NAV per share. During the year ended December 31, 2022, the Pricing Committee met four times.
MSC Adviser Conflicts Committee. Our Adviser maintains a Conflicts Committee that reviews and approves specific matters that may involve conflicts of interest among Main Street and its accounts, including the Company. The Board has appointed Mr. Kay to represent the Company’s interest as liaison to our Adviser’s Conflicts Committee.
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
Additionally, the Chairpersons of certain committees of the Board of Directors are entitled to the following annual retainer amounts:
•$15,000 to the Chair of the Audit Committee of the Board of Directors; and
•$10,000 to the Chair of the Nominating and Corporate Governance Committee of the Board of Directors.
We also pay a $10,000 annual retainer to the member of the Board of Directors appointed to be the liaison to our Adviser’s Conflicts Committee and reimburse all of our directors for reasonable out-of-pocket expenses incurred in connection with their service on the Board of Directors.
The following table sets forth the compensation that we paid during the year ended December 31, 2022 to our non-interested directors. Directors who are also employees of Main Street or any of its subsidiaries do not receive compensation for their services as directors.
2022 Director Compensation

Name of Director	Fees Earned or Paid in Cash	All Other Compensation(1)	Total Compensation(2)
Interested Directors:
Dwayne L. Hyzak	$—	$—	$—
Independent Directors:
Robert L. Kay	119,000	—	119,000
John O. Niemann, Jr.	119,000	—	119,000
Jeffrey B. Walker	124,000	—	124,000
_____________________________
(1)We did not award any portion of the fees earned by our directors in stock or options during the year ended December 31, 2022. We do not have a profit-sharing, compensation or retirement plan, and directors do not receive any pension or retirement benefits.
(2)The amounts listed are for the fiscal year ending December 31, 2022.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Ownership
No person is deemed to control us, as such term is defined in the 1940 Act, through beneficial ownership of our common stock. The following table sets forth, as of March 13, 2023, information with respect to the beneficial ownership of our common stock by:
•each person known to us to beneficially own more than 5% of the outstanding shares of our common stock;
•each of our directors and executive officers; and
•all of our directors and executive officers as a group.
Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. There is no common stock subject to options that are currently exercisable or exercisable within 60 days of March 13, 2023. Percentage of beneficial ownership is based on 80,151,040 shares of common stock outstanding as of March 13, 2023.

Unless otherwise indicated, all shares of common stock in the table below are owned directly and the named person has sole voting and investment power. None of the shares of common stock beneficially owned by our officers or directors has been pledged as security for an obligation.

	Shares beneficially owned as of March 13, 2023
Name and Address	Number	Percentage of Current Ownership
Interested Directors:
Dwayne L. Hyzak	19,216	*
Independent Directors:
Robert L. Kay	20,000	*
John O. Niemann, Jr.	42,527	*
Jeffrey B. Walker	30,129	*
Executive Officers (that are not directors):
David L. Magdol	15,373	*
Jesse E. Morris	—	—
Jason B. Beauvais	7,686	*
All executive officers and directors as a group (7 persons)	134,931	*
_____________________________
*Amount represents less than 1.0%.
The following table sets forth the dollar range of equity securities of the Company that were beneficially owned by each director as of March 13, 2023:

Name and Address(1)	Dollar Range of Equity Securities Beneficially Owned(2)(3)(4)
Interested Directors:
Dwayne L. Hyzak	Over $100,000
Independent Directors:
Robert L. Kay	Over $100,000
John O. Niemann, Jr.	Over $100,000
Jeffrey B. Walker	Over $100,000
_____________________________
(1)The address of each director is c/o MSC Income Fund, Inc., 1300 Post Oak Boulevard, 8th Floor, Houston, Texas 77056.
(2)Beneficial ownership has been determined in accordance with Rule 16a-1(a)(2) under the Exchange Act.
(3)The dollar range of equity securities beneficially owned by our directors is based on our NAV per share of $7.61 as of December 31, 2022.
(4)The dollar range of equity securities beneficially owned is: None, $1 - $10,000, $10,001 - $50,000, $50,001 - $100,000, or over $100,000.
Item 13. Certain Relationships and Related Transactions, and Director Independence
We have procedures in place for the review, approval and monitoring of transactions involving us and certain persons related to us. As a BDC, the 1940 Act restricts us from participating in transactions with any persons affiliated with us, including our or our Adviser’s officers, directors and personnel and any person controlling or under common control with us or our Adviser, subject to certain exceptions. In addition, the Audit Committee reviews and considers related party transactions.

In addition, our Code of Business Conduct and Ethics, which is applicable to all of our personnel, officers and directors, requires that all personnel, officers and directors avoid any conflict, or the appearance of a conflict, between an individual’s personal interests and our interests. Our Code of Business Conduct and Ethics is available at www.mscincomefund.com under “Governance – Governance Documents” in the “Investors” section of our website.
The information required by this Item is disclosed in Note K — Related Party Transactions included Item 8. Consolidated Financial Statements and Supplementary Data of this Annual Report on Form 10-K and incorporated herein by reference. In addition, we may be subject to the additional relationships and related party transactions described below:
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
Director Independence
While we are not listed on any public securities exchange, we comply with corporate governance rules of the New York Stock Exchange (“NYSE”) requiring listed companies to have a board of directors with at least a majority of independent directors. The NYSE listing standards provide that a director of a BDC will be considered to be independent if he or she is not an “interested person” of such company, as defined in Section 2(a)(19) of the 1940 Act. The 1940 Act also requires that we, as a BDC, maintain a majority of independent directors on our Board of Directors. On an annual basis, each member of our Board of Directors is required to complete a questionnaire designed to provide information to assist the Board of Directors in determining whether the director is independent under the NYSE’s corporate governance rules, the applicable provisions of the Exchange Act and the 1940 Act. Based on these independence standards and the recommendation of the Nominating and Corporate Governance Committee, our Board of Directors has affirmatively determined that each of our directors, other than Mr. Hyzak, is independent under such standards.

Our Board of Directors considered certain portfolio investments and other transactions in which our independent directors may have had a direct or indirect interest, including the transactions, if any, described or cross-referenced in this “Certain Relationships and Related Transactions, and Director Independence” section, in evaluating each director’s independence under the 1940 Act and NYSE standards, and the Board of Directors determined that no such transaction would impact the ability of any director to exercise independent judgment or impair his or her independence.
Item 14. Principal Accountant Fees and Services
Our Board of Directors has ratified the decision of the Audit Committee to appoint Grant Thornton LLP (“Grant Thornton”) as our independent registered public accounting firm for the fiscal year ending December 31, 2023.

For the fiscal years ended December 31, 2022 and 2021, MSC Income Fund incurred the following fees for services provided by Grant Thornton, including expenses:

	Fiscal Year Ended December 31, 2022	Fiscal Year Ended December 31, 2021
Audit Fees	$476,940	$479,420
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$476,940	$479,420
Audit Fees. Audit fees include fees for services that normally would be provided by the accountant in connection with statutory and regulatory filings or engagements and that generally only the independent accountant can provide. In addition to fees for the audit of our annual financial statements and the review of our quarterly financial statements in accordance with generally accepted auditing standards, this category contains fees for comfort letters, statutory audits, consents and assistance with and review of documents filed with the SEC.
Audit Related Fees. Audit related fees are assurance related services that traditionally are performed by the independent accountant, such as attest services that are not required by statute or regulation.
Tax Fees. Tax fees include corporate and subsidiary compliance and consulting.
All Other Fees. Fees for other services would include fees for products and services other than the services reported above.
During the fiscal years ended December 31, 2022 and 2021, Grant Thornton LLP did not bill any non-audit fees for services rendered to MSC Income Fund or for services rendered to our Adviser or its parent company, Main Street.
Pre-approval Policies and Procedures
It is the policy of our Audit Committee to preapprove all audit, review or attest engagements and permissible non-audit services to be performed by our independent registered public accounting firm, subject to, and in compliance with, the de minimis exception for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act and the applicable rules and regulations of the SEC. Our Audit Committee did not rely on the de minimis exception for any of the fees disclosed above.
All services performed for us for the fiscal years ended December 31, 2022 and 2021 were pre-approved or ratified by our Audit Committee.

PART IV
Item 15. Exhibits and Consolidated Financial Statement Schedules
The following documents are filed or incorporated by reference as part of this Annual Report:
a.Consolidated Financial Statements
The following financial statements are set forth in Item 8:
b.Consolidated Financial Statement Schedule

Schedule of Investments in and Advances to Affiliates for the Years Ended December 31, 2022 and 2021	138

c.Exhibits
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

10.12
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

32.1	Certification of Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

104	Cover Page Interactive Data File (embedded within the Inline XBRL document) (filed herewith)
* * * * *

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MSC INCOME FUND, INC.

Date: March 14, 2023	By:	/s/ DWAYNE L. HYZAK
Dwayne L. Hyzak
Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DWAYNE L. HYZAK	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 14, 2023
Dwayne L. Hyzak

/s/ JESSE E. MORRIS	Executive Vice President, Chief Financial Officer, Chief Operating Officer and Treasurer (Principal Financial Officer)	March 14, 2023
Jesse E. Morris

/s/ CORY E. GILBERT	Vice President, Chief Accounting Officer and Assistant Treasurer (Principal Accounting Officer)	March 14, 2023
Cory E. Gilbert

/s/ ROBERT L. KAY	Director	March 14, 2023
Robert L. Kay

/s/ JOHN O. NIEMANN, JR.	Director	March 14, 2023
John O. Niemann, Jr.

/s/ JEFFREY B. WALKER	Director	March 14, 2023
Jeffrey B. Walker